Form 10-K
period 2006-07-29
Neiman Marcus, Inc.
filed 2006-09-28
CIK 1358651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 29, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file no. 333-133184-12

Neiman Marcus, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3509435
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1618 Main Street
Dallas, Texas	75201
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (214) 743-7600

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant is zero.  The registrant is a privately held corporation.

As of September 25, 2006, the registrant had outstanding 1,012,264 shares of its common stock, par value $0.01 per share.

NEIMAN MARCUS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JULY 29, 2006
TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

Business Overview

We are one of the nation’s leading luxury retailers, offering distinctive merchandise and excellent customer service that cater to the needs of the affluent consumer. Since our founding in the early 1900s, we have established ourselves as a leading fashion authority among luxury consumers and have become a premier U.S. retail channel for many of the world’s most exclusive designers. Currently, we operate 37 Neiman Marcus full-line stores at prime retail locations in major U.S. markets and two Bergdorf Goodman stores on Fifth Avenue in New York City. We also operate catalogs and e-commerce websites under the brands Neiman Marcus®, Bergdorf Goodman® and Horchow® and own a majority interest in Kate Spade LLC, which designs and markets high-end accessories. During fiscal years 2006, 2005 and 2004, we generated revenues of $4,105.6 million, $3,774.8 million and $3,484.0 million, respectively, and operating earnings of $328.1 million, $409.0 million and $343.2 million, respectively.

We operate an integrated, multi-channel retailing model as described below:

Specialty Retail.  Our specialty retail store operations (Specialty Retail) consist primarily of our 37 Neiman Marcus stores and two Bergdorf Goodman stores. We also operate 18 clearance centers to provide an outlet for the sale of end-of-season clearance merchandise. Over our past five fiscal years, Specialty Retail has achieved a compounded annual growth rate, or CAGR, in revenues of 6.4%. During fiscal years 2006, 2005 and 2004, Specialty Retail accounted for 82.2%, 82.2% and 81.8%, respectively, of our total revenues.

•                    Neiman Marcus Stores.  Neiman Marcus stores offer distinctive luxury merchandise, including women’s couture and designer apparel, contemporary sportswear, handbags, fashion accessories, shoes, cosmetics, men’s clothing and furnishings, precious and designer jewelry, decorative home accessories, fine china, crystal and silver, children’s apparel and gift items. We locate our Neiman Marcus stores at carefully selected venues that cater to our target customers in major metropolitan markets across the United States, and design our stores to provide a feeling of residential luxury by blending art and architectural details from the communities in which they are located. During fiscal years 2006, 2005 and 2004 our full-line Neiman Marcus stores and clearance centers accounted for 70.9%, 71.3% and 71.4%, respectively, of our total revenues and 86.3%, 86.8% and 87.2%, respectively, of Specialty Retail revenues.

•                  Bergdorf Goodman Stores. Bergdorf Goodman is a premier luxury retailer in New York City well known for its couture merchandise, opulent shopping environment and landmark Fifth Avenue locations. Bergdorf Goodman features high-end apparel, fashion accessories, shoes, decorative home accessories, precious and designer jewelry, cosmetics and gift items. During fiscal years 2006, 2005 and 2004, our Bergdorf Goodman stores accounted for 11.3%, 10.9% and 10.4%, respectively, of our total revenues and 13.7%, 13.2% and 12.8%, respectively, of Specialty Retail revenues.

Direct Marketing.  Our upscale direct-to-consumer operation (Direct Marketing) conducts online and catalog sales of fashion apparel, accessories and home furnishings through the Neiman Marcus brand, online and catalog sales of home furnishings and accessories through the Horchow brand, and online sales of fashion apparel and accessories through the Bergdorf Goodman brand.  In addition, Direct Marketing currently operates 9 designer websites (3 of which were launched at the beginning of fiscal year 2007).  In connection with the designer websites, Direct Marketing creates and maintains separate e-commerce sites bearing the designers’ brand names.  Direct Marketing procures inventory from each designer to be showcased on that designer’s website and bears all the responsibilities related to the fulfillment of goods purchased on the designer website.

Direct Marketing generated revenues of $655.3 million, or 16.0% of our total revenues, in fiscal year 2006, $592.1 million, or 15.7% of our total revenues, in fiscal year 2005 and $570.6 million, or 16.4% of our total revenues in 2004. Over one million customers made a purchase through one of our catalogs or websites in fiscal year 2006. Our catalog business circulated over 100 million catalogs in fiscal year 2006. We regularly send e-mails to over 2.3 million e-mail addresses, alerting our customers to our newest merchandise and the latest fashion trends. Over the last five fiscal years, Direct Marketing has achieved a CAGR in revenues (excluding revenues of our Chef’s Catalog brand sold in November 2004) of 12.9%.

For more information about our reportable segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 of the Notes to Consolidated Financial Statements in Item 15.

Our fiscal year ends on the Saturday closest to July 31. All references to fiscal year 2006 relate to the combined 52 weeks ended July 29, 2006 (calculated as described in “The Transactions”); all references to fiscal year 2005 relate to the 52 weeks ended July 30, 2005; and all references to fiscal year 2004 relate to the 52 weeks ended July 31, 2004.  References to fiscal years 2007 and years thereafter relate to our fiscal years for such periods.

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and related amendments, available free of charge through our website at www.neimanmarcusgroup.com as soon as reasonably practicable after we electronically file such material with (or furnish such material to) the Securities and Exchange Commission. The information contained on our website is not incorporated by reference into this Form 10-K and should not be considered to be part of this Form
10-K.

The Transactions

On April 22, 2005, Neiman Marcus, Inc., formerly Newton Acquisition, Inc. (the Company), and its wholly-owned subsidiary, Newton Acquisition Merger Sub, Inc. (Merger Sub), were formed and incorporated in the state of Delaware. On April 29, 2005, the Company received subscriptions for 900 shares of its common stock from Newton Holding, LLC (Holding) in exchange for a capital contribution of $900 and Merger Sub issued 900 shares of its common stock to the Company in exchange for a capital contribution of $900. Holding, the Company and Merger Sub were formed by investment funds affiliated with Texas Pacific Group and Warburg Pincus LLC (the Sponsors) for the purpose of acquiring The Neiman Marcus Group, Inc. (NMG).

In connection with the acquisition of NMG, Holding made an aggregate cash equity contribution of $1,420.0 million and a noncash equity contribution of $25.0 million to the Company in exchange for the Company issuing 999,100 shares of its common stock to Holding. In addition, certain members of executive management of the Company made cash equity contributions aggregating $7.7 million and noncash equity contributions, consisting of shares of common stock and common stock options in NMG, aggregating $17.9 million in exchange for 12,264 shares of common stock in the Company.

The acquisition of NMG was completed on October 6, 2005 through the merger of Merger Sub with and into NMG, with NMG being the surviving entity (the Acquisition). Subsequent to the Acquisition, NMG is a subsidiary of the Company, which is controlled by Holding.

The Sponsors financed the purchase of NMG and the concurrent redemption of the 6.65% senior notes due 2008 (2008 Notes) through:

•                  application of the proceeds from the offering of senior notes and senior subordinated notes;

•                  initial borrowings under a senior secured asset-based revolving credit facility and a senior secured term loan facility;

•                  equity investments funded by direct and indirect equity investments from the Sponsors and other investors; and

•                  cash on hand at NMG.

The Acquisition was completed on October 6, 2005 and occurred simultaneously with:

•                  the closing of the offering of our senior notes (Senior Notes) and our senior subordinated notes (Senior Subordinated Notes);

•                  the closing of our new senior secured asset-based revolving credit facility (Asset-Based Revolving Credit Facility);

•                  the closing of our new senior secured term loan facility (Senior Secured Term Loan Facility);

•                  the call for redemption of, the deposit into a segregated account of the estimated amount of the redemption payment related to, and the ratable provision of security pursuant to the terms thereof for, the 2008 Notes;

•                  the ratable provision of security for the 2028 debentures (2028 Debentures) pursuant to the terms thereof;

•                  the termination of our existing $350 million unsecured revolving credit facility; and

•                  the equity investments described above.

We refer to these transactions, including the merger and our payment of any costs related to these transactions and certain related transactions as the “Transactions.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a description of our senior secured credit facilities and senior and senior subordinated notes.

Prior to the Acquisition, the Company had no independent assets or operations.  After the Acquisition, the Company represents the Successor to NMG since the Company’s sole asset is its investment in NMG and its operations consist solely of the operating activities of NMG as well as costs incurred by the Company related to its investment in NMG.  For periods prior to the Acquisition, NMG is deemed to be the predecessor to the Company.  As a result, for periods prior to the Transactions, the financial statements of the Company consist of the financial statements of NMG for such periods.  All references to “we” and “our” relate to the Company for periods subsequent to the Transactions and to NMG for periods prior to the Transactions.  The accompanying consolidated statements of earnings and cash flows present our results of operations and cash flows for the periods preceding the Acquisition (Predecessor) and the periods succeeding the Acquisition (Successor), respectively.

We have prepared our discussion of the results of operations for the fiscal year ended July 29, 2006 by comparing the results of operations of the Predecessor for the fiscal year ended July 30, 2005 to the combined amounts obtained by adding the earnings and cash flows for the Predecessor nine-week period ended October 1, 2005 and the Successor forty-three week period ended July 29, 2006. Although this combined presentation does not comply with generally accepted accounting principles (GAAP), we believe that it provides a meaningful method of comparison. The combined operating results have not been prepared on a pro forma basis under applicable regulations and may not reflect the actual results we would have achieved absent the Transactions and may not be predictive of future results of operations.

In connection with the Transactions, we incurred significant indebtedness and became highly leveraged. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In addition, the purchase price paid in connection with the Acquisition has been allocated to state the acquired assets and liabilities at fair value. The purchase accounting adjustments increased the carrying value of our property and equipment and inventory, established intangible assets for our tradenames, customer lists and favorable lease commitments and revalued our long-term benefit plan obligations, among other things. Subsequent to the Transactions, interest expense and non-cash depreciation and amortization charges have significantly increased. As a result, our successor financial statements subsequent to the Transactions are not comparable to our predecessor financial statements.

Disposition of Gurwitch Products, L.L.C.

On July 27, 2006, we sold our former majority interest in Gurwitch Products, L.L.C. to Alticor Inc., for pretax net cash proceeds of approximately $40.8 million (Gurwitch Disposition).  Gurwitch Products, L.L.C. designs and markets the Laura Mercier® cosmetics line and had annual revenues of approximately $71.6 million in fiscal year 2006.  The net assets of Gurwitch Products, L.L.C. were sold for their net carrying value (after purchase accounting adjustments made in connection with the Transactions to state such assets at fair value).  In addition, we recorded tax expense of $13.3 million, payable by the Company on the excess of the tax over book gain realized in connection with the Gurwitch Disposition.

The Company’s financial statements, accompanying notes and other information provided in this Annual Report on
Form 10-K reflect Gurwitch Products, L.L.C. as a discontinued operation for all periods presented.

Recent Developments

On August 31, 2006, we announced preliminary total revenues and comparable revenues of approximately $270 million and $262 million, respectively, for the four-week August period of fiscal year 2007, representing increases of 7.4% and 4.4%, respectively, compared to the four-week August period of fiscal year 2006. For the four-week August period of fiscal year 2007, comparable revenues increased 2.1% in the Specialty Retail stores segment and 19.3% in the Direct Marketing Segment.

All the financial data set forth above for the four-week August period of fiscal year 2007 are preliminary and unaudited and subject to revision based upon our review and a review by our independent registered public accounting firm of our financial condition and results of operations for the quarter ending October 28, 2006. Once we and our independent registered public accounting firm have completed our respective reviews of our financial information for the quarter ending October 28, 2006, we may report financial results that are materially different from those set forth above.

Industry Overview

We operate in the luxury apparel and accessories segment of the U.S. retail industry and have arrangements with luxury-branded fashion vendors, including Chanel, Prada, St. John, Gucci, David Yurman, Theory, Ermenegildo Zegna, Manolo Blahnik and Giorgio Armani, to market and sell their merchandise. Luxury-branded fashion vendors typically manage the distribution and marketing of their merchandise to maximize the perception of brand exclusivity and to facilitate the sale of their goods at premium prices, including limitations on the number of retail locations through which they distribute their merchandise. These retail locations typically consist of a limited number of specialty stores, high-end department stores and, in some instances, vendor-owned proprietary boutiques. Retailers that compete with us for the distribution of luxury fashion brands include Saks Fifth Avenue, Nordstrom, Barney’s New York and other national, regional and local retailers.

We believe that the following factors benefit well-positioned luxury retailers:

•                  attractive demographic trends, including increasing wealth concentration and an aging baby boomer population;

•                  growing consumer demand for prestige brands and exclusive products;

•                  retail consumption patterns of affluent consumers that are generally less influenced by economic cycles than middle or lower income consumers;

•                  higher price points and limited distribution of luxury merchandise, which have generally protected high-end specialty retailing from the growth of discounters and mass merchandisers;

•                  aggressive marketing by luxury brands; and

•                  consumer trends towards aspirational lifestyles.

Customer Service and Marketing

We are committed to providing our customers with a premier shopping experience through our relationship-based customer service model, with superior merchandise selection and elegant store settings of our stores. Critical elements to our customer service approach are:

•                  knowledgeable, professional and well-trained sales associates;

•                  marketing programs designed to promote customer awareness of our offerings of the latest fashion trends;

•                  loyalty programs designed to cultivate long-term relationships with our customers; and

•                  facilitating the extension of credit to our customers through our proprietary credit card program.

Sales Associates.  We seek to maintain a sales force of knowledgeable, professional and well-trained sales associates to deliver personal attention and service to our customers through our relationship-based customer service model. We compensate our sales associates primarily on a commission basis and provide them with training in the areas of customer service, selling skills and product knowledge. Our sales associates participate in active clienteling programs designed to maintain contact with our customers between store visits and to ensure that our customers are aware of the latest merchandise offerings and fashion trends that we present in our stores. We empower our sales associates to act as personal shoppers and in many cases, as the personal style advisor to our customers.

Marketing Programs.  We conduct a wide variety of marketing programs to support our sales associates in the communication of fashion trends to our customers in order to create fashion excitement and enhance our customer relationships. The programs include both in-store events and targeted, brand-consistent print media communications.

We maintain an active calendar of in-store events to promote our sales efforts. The activities include in-store visits and trunk shows by leading designers featuring the newest fashions from the designer, in-store promotions of the merchandise of selected designers or merchandise categories, often through events conducted in connection with our loyalty programs, and participation in charitable functions in each of our markets. Past trunk shows and in-store promotions at our Neiman Marcus and Bergdorf Goodman stores have featured designers such as Chanel, Giorgio Armani and Oscar de la Renta.

Through our print media programs, we mail various publications to our customers communicating upcoming in-store events, new merchandise offerings and fashion trends. In connection with these programs, Neiman Marcus produces The Book® approximately eight to nine times each year. The Book is a high-quality publication featuring the latest fashion trends that is mailed on a targeted basis to our customers and has a yearly printing in excess of 3.4 million. Our other print publications include The Book for Men, the Bergdorf Goodman Magazine and specific designer mailers. Recently, we added The Addition®, which identifies for our younger, aspirational customers, as well as our core customers, “must have items” for the current season.

We also believe that the online and print catalog operations of Direct Marketing promote brand awareness, which benefits the operations of our retail stores.

Loyalty Programs.  We maintain a loyalty program under the InCircle® brand name designed to cultivate long-term relationships with our customers. Our loyalty program focuses on our most active customers. This program includes marketing features, including private in-store events, special magazine issues, as well as the ability to accumulate points for qualifying purchases. Increased points are periodically offered in connection with in-store promotional and other events. Upon attaining specified point levels, customers may redeem their points for a wide variety of gifts ranging from gift cards to designer merchandise and trips to exotic locations. Approximately 46% of revenues at Neiman Marcus stores in calendar years 2005 and 2004 were generated by our InCircle members. Beginning in calendar 2006, we transitioned customers in our previous Bergdorf Goodman loyalty program to our InCircle loyalty program.

Proprietary Credit Card Program.  We maintain a proprietary credit card program through which we facilitate the extension of credit to customers under the “Neiman Marcus” and “Bergdorf Goodman” names.

On July 7, 2005, HSBC purchased our approximately three million private label Neiman Marcus and Bergdorf Goodman credit card accounts and related assets, as well as the outstanding balances associated with such accounts. The total purchase price was approximately $647 million, consisting of approximately $534 million in net cash proceeds and the assumption of approximately $113 million of outstanding debt under our Credit Card Facility.

As a part of the Credit Card Sale, we entered into a long-term marketing and servicing alliance with HSBC. Under the terms of this alliance, HSBC offers credit cards and non-card payment plans bearing our brands and we receive from HSBC ongoing payments related to credit card sales and compensation for marketing and servicing activities (HSBC Program Income). During fiscal year 2006, we outsourced various administrative elements of the proprietary credit card program, including the processing of data with respect to our proprietary credit card program to HSBC as provided for in the program agreement with HSBC.  We continue to handle key customer service functions, primarily customer inquiries.

Subsequent to the Credit Card Sale, we have changed and may continue to change, the terms of credit offered to our customers.  In addition, HSBC will have discretion over certain policies and arrangements with credit card customers and may change these policies and arrangements in ways that affect our relationship with these customers. Any such changes in our credit card arrangements may adversely affect our credit card program and ultimately, our business.

Historically, our customers holding a proprietary credit card have tended to shop more frequently and have a higher level of spending than customers paying with cash or third-party credit cards. In fiscal years 2006 and 2005, approximately 54% of our revenues were transacted through our proprietary credit cards.

We utilize data captured through our proprietary credit card program in connection with promotional events and customer relationship programs targeting specific customers based upon their past spending patterns for certain brands, merchandise categories and store locations.

Integrated Multi-Channel Model.  We offer products through our complementary Direct Marketing and Specialty Retail businesses, which enables us to maximize our brand recognition and strengthen our customer relationships across all channels. Our well-established catalog and online operation expands our reach beyond the trading area of our retail stores, as approximately 46% and 50%, respectively, of our Direct Marketing customers in fiscal years 2006 and 2005 were located outside of the trade areas of our existing retail locations. We also use our catalogs and e-commerce websites as selling and marketing tools to increase the visibility and exposure of our brand and generate customer traffic within our retail stores. We believe the combination of our retail stores and direct selling efforts is the main reason that our multi-channel customers spend more on average than our single-channel customers (approximately 3.6 times more in fiscal year 2006 and 3.5 times more in fiscal year 2005).

Merchandise

Our percentages of revenues (exclusive of revenues generated by leased departments) by major merchandise category are as follows:

	Years Ended
	July 29, 2006	July 30, 2005	July 31, 2004
Women’s Apparel	35%	35%	35%
Women’s Shoes, Handbags and Accessories	19%	19%	19%
Cosmetics and Fragrances	11%	11%	10%
Men’s Apparel and Shoes	12%	12%	11%
Designer and Precious Jewelry	10%	10%	10%
Home Furnishings and Décor	8%	9%	10%
Other	5%	4%	5%
	100%	100%	100%

Substantially all of our merchandise is delivered to us by our vendors as finished goods and is manufactured in numerous locations, including Europe and the United States and, to a lesser extent, China, Mexico and South America.

We lease certain departments in our stores to independent companies. Our management regularly evaluates the performance of the leased departments and requires compliance with established guidelines. The companies to which we lease store space are generally responsible for paying their own employees. We receive commissions from these leased departments on a percent of sales basis.

Our merchandise consists primarily of apparel and accessories from luxury-branded designers. Our major merchandise categories are as follows:

Women’s Apparel:  Women’s apparel consists of dresses, eveningwear, suits, coats, and sportswear separates—skirts, pants, blouses, jackets, and sweaters. Women’s apparel occupies the largest amount of square footage within our stores. We work with women’s apparel vendors to present the merchandise and highlight the best of the vendor’s product. Our primary women’s apparel vendors include Chanel, Prada, St. John, Gucci, Theory, Giorgio Armani, Escada and Ellen Tracy.

Women’s Shoes, Handbags and Accessories:  Women’s accessories include belts, gloves, scarves, hats and sunglasses. Our primary vendors in this category include Manolo Blahnik, Prada, Gucci, Chanel, Dior and Ferragamo in ladies shoes, and handbags from Chanel, Prada, Gucci, Marc Jacobs and Judith Leiber.

Cosmetics and Fragrances:  Cosmetics and fragrances include facial and skin cosmetics, skin therapy and lotions, soaps, fragrance, candles and beauty accessories. Our primary vendors of cosmetics and beauty products include La Mer, Bobbie Brown, Sisley, La Prairie, Chanel and Laura Mercier.

Men’s Apparel and Shoes:  Men’s apparel and shoes include suits, dress shirts and ties, sport coats, jackets, trousers, casual wear and eveningwear as well as business and casual footwear.  In recent years, this category has been an area of increased focus.  Bergdorf Goodman has a fully dedicated men’s store in New York. Our primary vendors in this category include Ermenegildo Zegna, Brioni, Giorgio Armani, and Prada in men’s clothing and sportswear; and Ermenegildo Zegna, Prada, Ferragamo and Gucci in men’s furnishings and shoes.

Designer and Precious Jewelry:  Our designer and precious jewelry offering includes women’s accessories, necklaces, bracelets, rings, brooches and watches that are selected to complement our apparel merchandise offering. Our primary vendors in this category include David Yurman, Stephen Dweck and John Hardy in Designer Jewelry, and Henry Dunay and Roberto Coin in Precious Jewelry. We often sell precious jewelry on a consignment basis.

Home Furnishings and Décor:  Home furnishings and décor include linens, tabletop, kitchen accessories, furniture, rugs, decoratives (frames, candlesticks, vases and sculptures) as well as collectables. Merchandise for the home complements our apparel offering in terms of quality and design. Our primary vendors in this category include Jay Strongwater, Daum, Waterford, Steuben and Baccarat.

Vendor Relationships

Our merchandise assortment consists of a wide selection of luxury goods purchased from both well-known luxury-branded fashion vendors as well as new and emerging designers. We communicate with our vendors frequently, providing feedback on current demand for their products, suggesting, at times, changes to specific product categories or items and gaining insight into their future fashion direction. Certain designers sell their merchandise, or certain of their design collections, exclusively to us and other designers sell to us pursuant to their limited distribution policies. We compete for quality merchandise and assortment principally based on relationships and purchasing power with designer resources. Our women’s and men’s apparel and fashion accessories businesses are especially dependent upon our relationships with these designer resources. We monitor and evaluate the sales and profitability performance of each vendor and adjust our future purchasing decisions from time to time based upon the results of this analysis. We have no guaranteed supply arrangements with our principal merchandising sources and, accordingly, there can be no assurance that such sources will continue to meet our needs for quality, style and volume. In addition, our vendor base is diverse, with no single vendor representing more than 5% of the cost of our total purchases in fiscal years 2006 or 2005. The breadth of our sourcing helps mitigate risks associated with a single brand or designer.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. We receive certain allowances to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. We also receive advertising allowances from certain of our merchandise vendors, substantially all of which represent reimbursements of direct, specified and incremental costs we incurred to promote the vendors’ merchandise. These allowances are recorded as a reduction of our advertising costs when incurred. We also receive allowances from certain merchandise vendors in conjunction with compensation allowances for employees who sell the vendors’ merchandise, which allowances are netted against the related compensation expenses that we incur.  For more information related to allowances received from vendors, see Note 1 to our audited consolidated financial statements included herein.

We offer certain merchandise, primarily precious jewelry, on a consignment basis in order to expand our product assortment. As of July 29, 2006 and July 30, 2005, we held consigned inventories with a cost basis of approximately $251.3 million and $226.8 million, respectively, (consigned inventories are not reflected in our consolidated balance sheet as we do not take title to consigned merchandise).  From time to time, we make advances to certain of our vendors. These advances are typically deducted from amounts paid to vendors at the time we receive the merchandise or, in the case of advances made for consigned goods, at the time we sell the goods. We had net outstanding advances to vendors of approximately $25.0 million at July 29, 2006 and $24.6 million at July 30, 2005.

Inventory Management

Our merchandising function is decentralized with separate merchandising functions for Neiman Marcus stores, Bergdorf Goodman and Direct Marketing. Each merchandising function is responsible for the determination of the merchandise assortment and quantities to be purchased and, in the case of Neiman Marcus stores, for the allocation of merchandise to each store. We currently have over 300 merchandise buyers and merchandise planners.

The majority of the merchandise we purchase is initially received at one of our centralized distribution facilities. To support our Specialty Retail stores, we utilize a primary distribution facility in Longview, Texas, a regional distribution facility in Totowa, New Jersey and five regional service centers. We also operate two distribution facilities in the Dallas-Fort Worth area to support our Direct Marketing operation.

Our distribution facilities are linked electronically to our various merchandising staffs to facilitate the distribution of goods to our stores. We utilize electronic data interchange (EDI) technology with certain of our vendors, which is designed to move merchandise onto the selling floor quickly and cost-effectively by allowing vendors to deliver floor-ready merchandise to the distribution facilities. In addition, we utilize high-speed automated conveyor systems capable of scanning the bar coded labels on incoming cartons of merchandise and directing the cartons to the proper processing areas. Many types of merchandise are processed in the receiving area and immediately “cross docked” to the shipping dock for delivery to the stores. Certain processing areas are staffed with personnel equipped with hand-held radio frequency terminals that can scan a vendor’s bar code and transmit the necessary information to a computer to record merchandise on hand. We utilize third-party carriers to distribute our merchandise to individual stores.

With respect to the Specialty Retail stores, the majority of the merchandise is held in our retail stores.  We primarily operate on a pre-distribution model through which we allocate merchandise on our initial purchase orders to each store. This merchandise is shipped from our vendors to our distribution facilities for delivery to designated stores. We closely monitor the inventory levels and assortments in our retail stores to facilitate reorder and replenishment decisions, satisfy customer demand and maximize sales. Transfers of goods between stores are made primarily at the direction of merchandising personnel and, to a lesser extent, by store management primarily to fulfill customer requests.

We also maintain certain inventories at the Longview distribution facility. The goods held at the Longview distribution facility consist primarily of goods held in limited assortment or quantity by our stores and replenishment goods available to stores achieving high initial sales levels.  During fiscal year 2004, we expanded our distribution center in Longview, Texas by 25% to over 600,000 square feet.  As part of this expansion, we realigned the warehouse space, enabling us to strengthen our “locker stock” inventory management program.  With this program, we maintain a portion of our most in-demand and high fashion merchandise at our distribution facilities.  For products stored in locker stock, we can ship replenishment merchandise to the stores that demonstrate the highest customer demand.  In addition, our sales associates can use the program to ship items directly to our customers, thereby improving customer service and increasing productivity.  This program also helps us to restock inventory at individual stores more efficiently, to maximize the opportunity for full-price selling and to minimize the potential risks related to excess inventories.  We plan to continue to expand this program to deliver goods to our customers more quickly and to enhance the allocation of goods to our stores.

Capital Investments

We make capital investments annually to support our long-term business goals and objectives. We invest capital in new and existing stores, distribution and support facilities as well as information technology. We have gradually increased the number of our stores over the past ten years, growing our full-line Neiman Marcus and Bergdorf Goodman store base from 27 stores at the beginning of fiscal year 1996 to our current 39 stores.

We invest capital in the development and construction of new stores in both existing and new markets. We conduct extensive demographic, marketing and lifestyle research to identify attractive retail markets with a high concentration of our target customers prior to our decision to construct a new store. We compete with other retailers for real estate opportunities principally on the basis of our ability to attract customers. In addition to the construction of new stores, we also invest in the on-going maintenance of our stores to ensure an elegant shopping experience for our customers. Capital expenditures for existing stores range from minor renovations of certain areas within the store to major remodels and renovations and store expansions. We are focused on operating only in attractive markets that can profitably support our stores and are focused on maintaining the quality of our stores and, consequently, our brand. With respect to our major remodels, we only expand after extensive analysis of our projected returns on capital. We generally experience an increase in both total sales and sales per square foot at stores that undergo a remodel or expansion.

We also believe capital investments for information technology in our stores, distribution facilities and support functions are necessary to support our business strategies. As a result, we are continually upgrading our information systems to improve efficiency and productivity.

In the past three fiscal years, we have made capital expenditures aggregating $486 million related primarily to:

•                  the construction of new stores in San Antonio, Boca Raton and Charlotte, as well as a store in Austin to be opened in fiscal year 2007;

•                  the renovation and expansion of our main Bergdorf Goodman store in New York City and Neiman Marcus stores in San Francisco, Newport Beach, Las Vegas, Houston, and Beverly Hills;

•                  the expansion of our distribution facilities;

•                  the development and installation of a new point-of-sale system in our retail stores;

•                  the installation of new warehousing and distribution systems for both Direct Marketing and Specialty Retail stores; and

•                  a new human capital management system (including the outsourcing of payroll and benefits administration).

In fiscal year 2007, we anticipate capital expenditures for planned new stores in Charlotte, Austin, suburban Boston, Long Island, the greater Los Angeles area and suburban Seattle and for renovations of our Atlanta store and San Diego stores, as well as the main Bergdorf Goodman store. We also expect to make technology related expenditures to enhance existing systems and reporting capabilities in a number of areas, including our warehousing systems at Direct Marketing.

We receive allowances from developers related to the construction of our stores thereby reducing our cash investment in these stores. We record these allowances as deferred real estate credits which are recognized as a reduction of rent expense on a straight-line basis over the lease term. We received construction allowances aggregating $32.0 million in fiscal year 2006 and $25.6 million in fiscal year 2005.

Competition

The specialty retail industry is highly competitive and fragmented. We compete for customers with specialty retailers, traditional and high-end department stores, national apparel chains, vendor-owned proprietary boutiques, individual specialty apparel stores and direct marketing firms. We compete for customers principally on the basis of quality and fashion, customer service, value, assortment and presentation of merchandise, marketing and customer loyalty programs and, in the case of Neiman Marcus and Bergdorf Goodman, store ambiance. Retailers that compete with us for distribution of luxury fashion brands include Saks Fifth Avenue, Nordstrom, Barney’s New York and other national, regional and local retailers. Many of these competitors have greater resources than we do. In addition, following consummation of the Transactions many of those competitors are significantly less leveraged than we are, and therefore may have greater flexibility to respond to changes in our industry.

We believe we are differentiated from other national retailers by our distinctive merchandise assortment, which we believe is more upscale than other high-end department stores, excellent customer service, prime real estate locations and elegant shopping environment. We believe we differentiate ourselves from regional and local high-end luxury retailers through our diverse product selection, strong national brand, loyalty programs, customer service, prime shopping locations and strong vendor relationships that allow us to offer the top merchandise from each vendor. Vendor-owned proprietary boutiques and specialty stores carry a much smaller selection of brands and merchandise, lack the overall shopping experience we provide and have a limited number of retail locations.

Employees

As of September 1, 2006, we had approximately 17,200 employees. Neiman Marcus stores had approximately 14,200 employees, Bergdorf Goodman stores had approximately 1,200 employees, Direct Marketing had approximately 1,700 employees and Neiman Marcus Group had approximately 90 employees. Our staffing requirements fluctuate during the year as a result of the seasonality of the retail industry. We hire additional temporary associates and increase the hours of part-time employees during seasonal peak selling periods. None of our employees is subject to a collective bargaining agreement, except for approximately 14% of the Bergdorf Goodman employees. We believe that our relations with our employees are good.

Seasonality

Our business, like that of most retailers, is affected by seasonal fluctuations in customer demand, product offerings and working capital expenditures. For additional information on seasonality, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Seasonality.”

Regulation

Our operations are affected by numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider. In addition to our proprietary credit cards, credit to our customers is also provided primarily through third parties such as American Express, Visa and MasterCard. Any change in the regulation of credit that would materially limit the availability of credit to our customer base could adversely affect our results of operations or financial condition.

Our practices, as well as our competitors, are subject to review in the ordinary course of business by the Federal Trade Commission and are subject to numerous federal and state laws. Additionally, we are subject to certain customs, truth-in-advertising and other laws, including consumer protection regulations that regulate retailers generally and/or govern the importation, promotion and sale of merchandise. We undertake to monitor changes in these laws and believe that we are in material compliance with all applicable state and federal regulations with respect to such practices.

Investment in Kate Spade LLC

We currently own a 56% interest in Kate Spade LLC, which designs and markets high-end designer handbags and accessories.  A minority investor owns the remaining 44% interest.  Our investment in and relationship with Kate Spade LLC is governed by an operating agreement that provides for an orderly transition process in the event either investor wishes to sell its interest, or purchase the other investor’s interest. Among other things, this operating agreement contains currently exercisable put option provisions entitling the minority investor to put its interest to us, and currently exercisable call option provisions entitling us to purchase the minority investor’s interest, at a purchase price mutually agreed to by the parties. The purchase price will be determined by the parties or, in the event the parties are unable to agree on a mutually acceptable price, by a mutually acceptable nationally recognized investment banking firm, subject to certain conditions. We may elect to defer the consummation of a put option for a period of six months by cooperating with the minority investor in seeking either a sale of Kate Spade LLC to a third party or a public offering of Kate Spade LLC’s securities. If a sale to a third party or public offering of Kate Spade LLC’s securities is not consummated within six months after the exercise of the put option (which period may be automatically extended for an additional two months if a registration statement for Kate Spade LLC is filed with the Securities and Exchange Commission), we are obligated to consummate the put option. Under the terms of the Kate Spade LLC operating agreement, consummation of the put option shall occur within thirty days after the determination of the valuation with respect to the exercise of the put option, unless we have elected to defer the consummation of the put option for the six-month period referred to above, and should a third party sale or public offering of Kate Spade LLC occur within such six-month period, we are required to pay the minority investor  the excess, if any, of the put option valuation price for its interest over the amount it realizes through the third party sale or public offering.

In April 2005, the minority investor in Kate Spade LLC exercised the put option described above with respect to the full amount of its stake in such company. We subsequently entered into a standstill agreement to postpone the put process while we engaged in discussions with the minority investor in Kate Spade LLC regarding certain strategic alternatives, including the possible sale of such company. The standstill agreement, as extended, expired on March 21, 2006, but the parties are continuing to pursue discussions regarding a possible sale of such company while the put valuation process proceeds. Although such discussions are ongoing, no assurance can be given that they will ultimately lead to any transaction. It is possible that we may be required to purchase the shares of the minority investor in Kate Spade LLC pursuant to the option as early as the second quarter of fiscal year 2007.

ITEM 1A. RISK FACTORS

Risks Related to Our Structure and NMG’s Indebtedness

Because our ownership of NMG accounts for substantially all of our assets and operations, we are subject to all risks applicable to NMG.

We are a holding company.  NMG and its subsidiaries conduct substantially all of our consolidated operations and own substantially all of our consolidated assets.  As a result, we are subject to all risks applicable to NMG.  In addition, NMG’s Asset-Based Revolving Credit Facility, NMG’s Senior Secured Term Loan Facility and the indentures governing NMG’s senior notes and senior subordinated notes contain provisions limiting NMG’s ability to distribute earnings to us, in the form of dividends or otherwise.

NMG has a substantial amount of indebtedness, which may adversely affect NMG’s cash flow and its ability to operate the business, to comply with debt covenants and make payments on its indebtedness.

As a result of the Transactions, we are highly leveraged.  As of July 29, 2006, the principal amount of NMG’s total indebtedness was approximately $3,210.2 million and the unused borrowing availability under the $600 million Asset-Based Revolving Credit Facility was approximately $570.9 million after giving effect to $29.1 million of letters of credit outstanding thereunder.  NMG’s substantial indebtedness, combined with its lease and other financial obligations and contractual commitments, could have other important consequences. For example, it could:

•                  make it more difficult for NMG to satisfy its obligations with respect to its indebtedness and any failure to comply with the obligations of any of its debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing NMG’s indebtedness;

•                  make NMG more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•                  require NMG to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of cash flows to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•                  limit NMG’s flexibility in planning for, or reacting to, changes in NMG’s business and the industry in which it operates;

•                  place NMG at a competitive disadvantage compared to its competitors that are less highly leveraged and therefore may be able to take advantage of opportunities that its leverage prevents it from exploiting; and

•                  limit NMG’s ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of its business strategy or other purposes.

Any of the above listed factors could materially adversely affect NMG’s business, financial condition and results of operations.

In addition, NMG’s interest expense could increase if interest rates increase because the entire amount of the indebtedness under the senior secured credit facilities bears interest at floating rates.   As of July 29, 2006, NMG had approximately $1,875.0 million principal amount of floating rate debt, consisting of outstanding borrowings under Senior Secured Term Loan Facility.  NMG also had at that date approximately $570.9 million of unused floating rate debt borrowing capacity available under the Asset-Based Revolving Credit Facility based on a borrowing base of over $600.0 million at that date and after giving effect to $29.1 million used for letters of credit.  Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit its exposure to interest rate increases related to a portion of its floating rate indebtedness.

To service NMG’s indebtedness, it will require a significant amount of cash. NMG’s ability to generate cash depends on many factors beyond its control, and any failure to meet the its debt service obligations could harm its business, financial condition and results of operations.

NMG’s ability to pay interest on and principal of the debt obligations will primarily depend upon NMG’s future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect its ability to make these payments.

If NMG does not generate sufficient cash flow from operations to satisfy the debt service obligations, NMG may have to undertake alternative financing plans, such as refinancing or restructuring its indebtedness, selling assets, reducing or delaying capital investments or seeking to raise additional capital.  Our ability to restructure or refinance its debt will depend on the condition of the capital markets and our financial condition at such time.  Any refinancing of NMG’s debt could be at higher interest rates and may require it to comply with more onerous covenants, which could further restrict its business operations.  The terms of existing or future debt instruments may restrict NMG from adopting some of these alternatives.  In addition, any failure to make payments of interest and principal on NMG’s outstanding indebtedness on a timely basis would likely result in a reduction of NMG’s credit rating, which could harm its ability to incur additional indebtedness on acceptable terms.

Contractual limitations on NMG’s ability to execute any necessary alternative financing plans could exacerbate the effects of any failure to generate sufficient cash flow to satisfy its debt service obligations.  The Asset-Based Revolving Credit Facility permits NMG to borrow up to $600.0 million; however, NMG’s ability to borrow thereunder is limited by a borrowing base, which at any time will equal the lesser of 80% of eligible inventory valued at the lower of cost or market value and 85% of the net orderly liquidation value of the eligible inventory, less certain reserves.  In addition, our ability to borrow under this facility is limited by a minimum liquidity condition, providing that, if less than $60.0 million is available at any time, NMG is not permitted to borrow any additional amounts under the Asset-Based Revolving Credit Facility unless NMG’s pro forma ratio of consolidated EBITDA to consolidated Fixed Charges (as such terms are defined in the credit agreement for the senior secured asset-based revolving credit facility) is at least 1.1 to 1.0.  Our ability to meet this financial ratio may be affected by events beyond our control, and we cannot assure you that we will meet this ratio.

NMG’s inability to generate sufficient cash flow to satisfy its debt service obligations, or to refinance its obligations at all or on commercially reasonable terms, would have an adverse effect, which could be material, on NMG’s business, financial condition and results of operations.

The terms of NMG’s Asset-Based Revolving Credit Facility and Senior Secured Term Loan Facility and the indentures governing the Senior Notes, the Senior Subordinated Notes and the 2028 Debentures may restrict NMG’s current and future operations, particularly its ability to respond to changes in its business or to take certain actions.

The credit agreements governing NMG’s Asset-Based Revolving Credit Facility and Senior Secured Term Loan Facility credit facilities and the indentures governing the Senior Notes, the Senior Subordinated Notes and the 2028 Debentures contain, and any future indebtedness of NMG would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on NMG’s ability to engage in acts that may be in its best long-term interests. The indentures governing the Senior Notes, the Senior Subordinated Notes and the 2028 Debentures and the credit agreements governing the senior secured credit facilities include covenants that, among other things, restrict NMG’s ability to:

•                  incur additional indebtedness;

•                  pay dividends on NMG’s capital stock or redeem, repurchase or retire its capital stock or indebtedness;

•                  make investments;

•                  create restrictions on the payment of dividends or other amounts to NMG from NMG’s restricted subsidiaries;

•                  engage in transactions with its affiliates;

•                  sell assets, including capital stock of NMG’s subsidiaries;

•                  consolidate or merge;

•                  create liens; and

•                  enter into sale and lease back transactions.

In addition, NMG’s ability to borrow under the Asset-Based Revolving Credit Facility is limited by a borrowing base and a minimum liquidity condition, as described above.

Moreover, NMG’s Asset-Based Revolving Credit Facility provides discretion to the agent bank acting on behalf of the lenders to impose additional availability and other reserves, which could materially impair the amount of borrowings that would otherwise be available to us. There can be no assurance that the agent bank will not impose such reserves or, were it to do so, that the resulting impact of this action would not materially and adversely impair NMG’s liquidity.

A breach of any of the restrictive covenants would result in a default under the Asset-Based Revolving Credit Facility and Senior Secured Term Loan Facility.  If any such default occurs, the lenders under the Asset-Based Revolving Credit Facility and Senior Secured Term Loan Facility may elect to declare all outstanding borrowings under such facilities, together with accrued interest and other fees, to be immediately due and payable, or enforce their security interest, any of which would result in an event of default under NMG’s Senior Notes and Senior Subordinated Notes and 2028 Debentures. The lenders would also have the right in these circumstances to terminate any commitments they have to provide further borrowings.

The operating and financial restrictions and covenants in these debt agreements and any future financing agreements may adversely affect NMG’s ability to finance future operations or capital needs or to engage in other business activities.

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

Based upon our expansion strategy, we expect that planned new stores will add over 660,000 square feet of new store space over approximately the next four fiscal years, representing an increase of over 12% above the current aggregate square footage of our full-line Neiman Marcus and Bergdorf Goodman stores, and that our store remodeling program will add additional new store space from remodels that are already underway.  New store openings involve certain risks, including constructing, furnishing and supplying a store in a timely and cost effective manner, accurately assessing the demographic or retail environment at a given location, hiring and training quality staff, obtaining necessary permits and zoning approvals, obtaining commitments from a core group of vendors to supply the new store, integrating the new store into our distribution network and building customer awareness and loyalty. In undertaking store remodels, we must complete the remodel in a timely, cost effective manner, minimize disruptions to our existing operations, and succeed in creating an improved shopping environment. If we fail to execute on these or other aspects of our store expansion and remodeling strategy, we could suffer harm to our sales, an increase in costs and expenses and an adverse effect on our business.

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

We maintain a proprietary credit card program through which credit is extended to customers under the “Neiman Marcus” and “Bergdorf Goodman” names. Because a majority of our revenues were transacted through our proprietary credit cards, changes in our proprietary credit card arrangement that adversely impact our ability to facilitate the provision of consumer credit may adversely affect our performance.  In July 2005, we sold our approximately three million private label credit card accounts and related assets, as well as the outstanding balances associated with such accounts.  Initially, we continue to handle key customer service functions, including new account processing, most transaction authorization, billing adjustments, collection services and customer inquiries. As part of this transaction, we have changed, and will continue to change, the terms of credit offered to our customers following the Credit Card Sale. In addition, the purchaser of our credit card business will have discretion over certain policies and arrangements with credit card customers and may change these policies and arrangements in ways that affect our relationship with these customers. Any such changes in our credit card arrangements may adversely affect our credit card program and ultimately, our business.

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

ITEM 2. PROPERTIES

Our corporate headquarters are located at the Downtown Neiman Marcus store location in Dallas, Texas. The operating headquarters for Neiman Marcus, Bergdorf Goodman and Direct Marketing are located in Dallas, Texas; New York, New York; and Irving, Texas, respectively.

Properties that we use in our operations include Neiman Marcus stores, Bergdorf Goodman stores, clearance centers and distribution support and office facilities. As of September 20, 2006, the approximate aggregate square footage of the properties used in our operations was as follows:

	Owned	Owned Subject to Ground Lease	Leased	Total
Neiman Marcus Stores	752,000	2,075,000	2,261,000	5,088,000
Bergdorf Goodman Stores	—	—	316,000	316,000
Clearance Centers and Other	—	—	510,000	510,000
Distribution, Support and Office Facilities	1,317,000	150,000	987,000	2,454,000

Neiman Marcus Stores.  As of September 20, 2006, we operated 37 Neiman Marcus stores, with an aggregate total property size of approximately 5,088,000 square feet. The following table sets forth certain details regarding each Neiman Marcus store:

Neiman Marcus Stores

Locations	Fiscal Year Operations Began	Gross Store Sq. Feet
Dallas, Texas (Downtown)(1)	1908	129,000
Dallas, Texas (NorthPark)(2)*	1965	218,000
Houston, Texas (Galleria)(3)*	1969	224,000
Bal Harbour, Florida(2)	1971	97,000
Atlanta, Georgia(2)*	1973	154,000
St. Louis, Missouri(2)	1975	145,000
Northbrook, Illinois(3)	1976	144,000
Fort Worth, Texas(2)	1977	119,000
Washington, D.C.(2)*	1978	130,000
Newport Beach, California(3)*	1978	154,000
Beverly Hills, California(1)*	1979	185,000
Westchester, New York(2)*	1981	138,000
Las Vegas, Nevada(2)	1981	174,000
Oak Brook, Illinois(2)	1982	119,000
San Diego, California(2)	1982	106,000
Fort Lauderdale, Florida(3)*	1983	94,000
San Francisco, California(4)*	1983	251,000
Chicago, Illinois (Michigan Ave.)(2)	1984	188,000
Boston, Massachusetts(2)	1984	111,000
Palo Alto, California(3)*	1986	120,000
McLean, Virginia(4)*	1990	130,000
Denver, Colorado(3)*	1991	90,000
Minneapolis, Minnesota(2)	1992	119,000
Scottsdale, Arizona(2)*	1992	118,000
Troy, Michigan(3)**	1993	157,000
Short Hills, New Jersey(3)*	1996	138,000
King of Prussia, Pennsylvania(3)*	1996	142,000
Paramus, New Jersey(3)*	1997	141,000
Honolulu, Hawaii(3)	1999	181,000
Palm Beach, Florida(2)	2001	53,000
Plano, Texas (Willow Bend)(4)*	2002	156,000
Tampa, Florida(3)*	2002	96,000
Coral Gables, Florida(2)*	2003	136,000
Orlando, Florida(4)*	2003	95,000
San Antonio, Texas(4)*	2006	120,000
Boca Raton, Florida(2)**	2006	136,000
Charlotte, North Carolina(3)	2007	80,000

(1)                                  Owned subject to partial ground lease.

(2)                                  Leased.

(3)                                  Owned subject to ground lease.

(4)                                  Owned.

*                                         Mortgaged to secure our senior secured credit facilities and the 2028 Debentures.

**                                  Expected to be mortgaged to secure our senior secured credit facilities and the 2028 Debentures.

We recently opened new stores in San Antonio (120,000 square feet) in September 2005, Boca Raton (136,000 square feet) in November 2005 and Charlotte (80,000 square feet) in September 2006 and currently plan to open new stores in:

•                  Austin in Spring 2007 (80,000 square feet planned),

•                  suburban Boston in Fall 2007 (100,000 square feet planned),

•                  Long Island in Fall 2008 (150,000 square feet planned),

•                  the greater Los Angeles area in Fall 2008 (120,000 square feet planned),

•                  suburban Seattle in Spring 2009 (120,000 square feet planned), and

•                  Princeton in Spring 2010 (90,000 square feet planned).

Bergdorf Goodman Stores.  We operate two Bergdorf Goodman stores, both of which are located in Manhattan at 58th Street and Fifth Avenue. The following table sets forth certain details regarding these stores:

Bergdorf Goodman Stores

Locations	Fiscal Year Operations Began	Gross Store Sq. Feet
New York City (Main)(1)	1901	250,000
New York City (Men’s)(1)*	1991	66,000

(1)           Leased.

*              Mortgaged to secure our senior secured credit facilities and the 2028 Debentures.

Clearance Centers.  As of September 1, 2006, we operated 18 clearance centers (16 Last Call and 2 Horchow) that average approximately 27,000 square feet each in size.

Distribution, support and office facilities.  We own approximately 34 acres of land in Longview, Texas, where our primary distribution facility is located. The Longview facility is the principal merchandise processing and distribution facility for Neiman Marcus stores. We currently utilize a regional distribution facility in Totowa, New Jersey and five regional service centers in New York, Florida, Illinois, Texas and California. We also own approximately 50 acres of land in Irving, Texas, where our Direct Marketing operating headquarters and distribution facility is located.   In addition, we currently utilize another regional distribution facility in Dallas, Texas to support our Direct Marketing operation.

Lease Terms.  The terms of the leases for substantially all of our stores, assuming all outstanding renewal options are exercised, range from 15 to 99 years. The lease on the Bergdorf Goodman Main Store expires in 2050 and the lease on the Bergdorf Goodman Men’s Store expires in 2010, with two 10-year renewal options. Most leases provide for monthly fixed rentals or contingent rentals based upon sales in excess of stated amounts and normally require us to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs.

For further information on our properties and lease obligations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 of the Notes to Consolidated Financial Statements in Item 15.

ITEM 3. LEGAL PROCEEDINGS

We are currently involved in various legal actions and proceedings that arose in the ordinary course of our business. We believe that any liability arising as a result of these actions and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the quarter ended July 29, 2006.

PART II

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is qualified in entirety by our consolidated financial statements (and the related Notes thereto) contained in Item 15 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. We derived the selected financial data as of July 29, 2006 and July 30, 2005 and for the forty-three weeks ended July 29, 2006, nine weeks ended October 1, 2005, fiscal years ended July 30, 2005 and July 31, 2004 from our audited consolidated financial statements and related notes.  The selected financial data as of July 31, 2004, August 2, 2003 and August 3, 2002 and for the fiscal years ended August 2, 2003 and August 3, 2002 reflect adjustments to the Predecessor’s audited consolidated financial statements to reclassify the operations of Gurwitch Products, L.L.C. as a discontinued operation.  The selected financial data as of fiscal year ended August 3, 2002 also reflect adjustments to the Predecessor’s audited consolidated financial statements to reclassify certain amounts related to the presentation of 1) construction allowances, 2) depreciation expense and 3) income from credit card operations in order to conform such amounts to our current basis of presentation.  Additionally, 2002 included 53 weeks of operations while the other years presented consist of 52 weeks of operations.

	(Successor)		(Predecessor)
(in thousands)	Forty-three weeks ended July 29, 2006		Nine weeks ended October 1, 2005		Fiscal year ended July 30, 2005		Fiscal year ended July 31, 2004		Fiscal year ended August 2, 2003		Fiscal year ended August 3, 2002
OPERATING RESULTS
Revenues	$3,462.2		$643.4		$3,774.8		$3,484.0		$3,045.8		$2,905.1
Cost of goods sold including buying and occupancy costs (excluding depreciation)	2,259.1		378.2		2,390.3		2,231.2		1,997.8		1,928.4
Selling, general and administrative expenses (excluding depreciation)	822.1		160.7		931.6		863.4		799.2		771.4
Income from credit card operations	(49.4)		(7.8)		(71.6)		(55.8)		(53.3)		(49.5)
Depreciation and amortization	171.3		19.7		106.3		98.1		82.1		82.4
Operating earnings	259.1		69.0	(2)	409.0	(3)	343.2	(5)	219.9		175.7	(8)
Earnings from continuing operations before income taxes, minority interest and change in accounting principle	41.2		69.9		396.7		327.3		203.7		160.3
Net earnings	$12.5	(1)	$44.2		$248.8	(4)	$204.8	(6)	$109.3	(7)	$99.6

	(Successor)	(Predecessor)
	July 29, 2006	July 30, 2005	July 31, 2004	August 2, 2003	August 3, 2002

FINANCIAL POSITION
Cash and cash equivalents	$224.8	$853.4	$368.4	$207.0	$177.7
Merchandise inventories	804.2	742.9	713.8	682.2	652.4
Total current assets	1,135.9	1,708.5	1,706.2	1,246.1	1,127.6
Property and equipment, net	1,043.8	851.4	748.4	732.1	685.8
Total assets	6,608.0	2,660.7	2,617.6	2,104.5	1,941.5
Current liabilities	699.1	617.3	727.7	530.4	518.5
Long-term liabilities	$4,474.9	$457.3	$509.1	$428.0	$361.1

	(Successor)	(Predecessor)
	Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005	Fiscal year ended July 30, 2005	Fiscal year ended July 31, 2004	Fiscal year ended August 2, 2003	Fiscal year ended August 3, 2002
OTHER OPERATING DATA:
Capital expenditures	$141.0	$26.2	$199.7	$119.1	$128.4	$171.1
Depreciation expense	$111.1	$19.7	$106.3	$98.1	$82.1	$77.3
Rent expense	$59.6	$11.5	$65.9	$57.7	$53.6	$53.3
Change in comparable revenues(9)	6.4%	9.2%	9.8%	14.4%	3.8%	(4.8)%
Number of stores open at period end	38	37	36	37	37	35

(1)           For the forty-three weeks ended July 29, 2006, net earnings include a loss from discontinued operation of $13.9 million, which includes $13.3 million of income tax expense related to the excess of the tax over book gain realized in connection with the Gurwitch Disposition.

(2)           For the nine weeks ended October 1, 2005, operating earnings includes $23.5 million of transaction and other costs incurred in connection with the Transactions. These costs consist primarily of $4.5 million of accounting, investment banking, legal and other costs associated with the Transactions and a $19.0 million non-cash charge for stock compensation resulting from the accelerated vesting of Predecessor stock options and restricted stock in connection with the Acquisition.

(3)           For fiscal year 2005, operating earnings include a $15.3 million pretax loss related to the disposition of Chef’s Catalog and a $6.2 million pretax gain related to the sale of our credit card portfolio.

(4)           For fiscal year 2005, net earnings reflect tax benefits aggregating $7.6 million resulting from favorable settlements associated with previous state tax filings and reductions in previously recorded deferred tax liabilities.

(5)           For fiscal year 2004, operating earnings include a $3.9 million pretax impairment charge related to the writedown to fair value in the net carrying value of the Chef’s Catalog tradename intangible asset.

(6)           For fiscal year 2004, net income reflects a $7.5 million tax benefit related to favorable settlements associated with previous state tax filings.

(7)           For fiscal year 2003, net earnings reflect an after-tax charge of $14.8 million for the writedown of certain intangible assets related to prior purchase business combinations as a result of the implementation of a new accounting principle.

(8)           For fiscal year 2002, operating earnings reflect 1) a $16.6 million gain from the change in vacation policy made by the Company and 2) $13.2 million of impairment and other charges, related primarily to the impairment of certain long-lived assets.

(9)           Comparable revenues include 1) revenues derived from our retail stores open for more than 52 weeks, including stores that have been relocated or expanded, 2) revenues from our Direct Marketing operation and 3) revenues from Kate Spade LLC. Comparable revenues exclude 1) revenues of closed stores, 2) revenues of Gurwitch Products, L.L.C. (sold in July 2006) and 3) revenues of our previous Chef’s Catalog operations (sold in November 2004).  The calculation of the change in comparable revenues for 2003 is based on revenues for the 52 weeks ended August 2, 2003 compared to revenues for the 52 weeks ended July 27, 2002.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and related notes. Unless otherwise specified, the meanings of all defined terms in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) are consistent with the meanings of such terms as defined in the Notes to Consolidated Financial Statements. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions relating to these statements.

Overview

Neiman Marcus, Inc., (the Company) together with our operating segments and subsidiaries, is a high-end specialty retailer. Our operations include the Specialty Retail stores segment and the Direct Marketing segment. The Specialty Retail stores segment consists primarily of Neiman Marcus and Bergdorf Goodman stores. The Direct Marketing segment conducts both online operations and print catalog under the brand names of Neiman Marcus, Bergdorf Goodman, Horchow and Chef’s Catalog (prior to its disposition in November 2004).  We also own a 56% interest in Kate Spade LLC, which designs and markets high-end designer handbags and accessories.

Neiman Marcus, Inc. (formerly Newton Acquisition, Inc.) acquired The Neiman Marcus Group, Inc. (NMG) on October 6, 2005 through a merger transaction with Newton Acquisition Merger Sub, Inc., a wholly-owned subsidiary of Neiman Marcus, Inc.  The acquisition was accomplished through the merger of the Newton Acquisition Merger Sub, Inc. with and into NMG, with NMG being the surviving entity (the Acquisition).  Subsequent to the Acquisition, NMG is a subsidiary of the Company, which is controlled by Newton Holding, LLC (Holding). Both the Company and Holding were formed by investment funds affiliated with Texas Pacific Group and Warburg Pincus LLC (the Sponsors).

Prior to the Acquisition, the Company had no independent assets or operations.  After the Acquisition, the Company represents the Successor to NMG since the Company’s sole asset is its investment in NMG and its operations consist solely of the operating activities of NMG as well as costs incurred by the Company related to its investment in NMG.  For periods prior to the Acquisition, NMG is deemed to be the predecessor to the Company.  As a result, for periods prior to the Transactions, the financial statements of the Company consist of the financial statements of NMG for such periods.  All references to “we” and “our” relate to the Company for periods subsequent to the Transactions and to NMG for periods prior to the Transactions.  The accompanying condensed consolidated statements of earnings and cash flows present our results of operations and cash flows for the periods preceding the Acquisition (Predecessor) and the periods succeeding the Acquisition (Successor), respectively.

We have prepared our discussion of the results of operations for the fiscal year ended July 29, 2006 by comparing the results of operations of the Predecessor for the fiscal year ended July 30, 2005 to the combined amounts obtained by adding the earnings and cash flows for the Predecessor nine-week period ended October 1, 2005 and the Successor forty-three week period ended July 29, 2006. Although this combined presentation does not comply with generally accepted accounting principles (GAAP), we believe that it provides a meaningful method of comparison. The combined operating results have not been prepared on a pro forma basis under applicable regulations and may not reflect the actual results we would have achieved absent the Transactions and may not be predictive of future results of operations.

In connection with the Transactions, we incurred significant indebtedness and became highly leveraged. See “Liquidity and Capital Resources.” In addition, the purchase price paid in connection with the Acquisition has been allocated to state the acquired assets and liabilities at fair value. The purchase accounting adjustments increased the carrying value of our property and equipment and inventory, established intangible assets for our tradenames, customer lists and favorable lease commitments and revalued our long-term benefit plan obligations, among other things. Subsequent to the Transactions, interest expense and non-cash depreciation and amortization charges have significantly increased. As a result, our successor financial statements subsequent to the Transactions are not comparable to our predecessor financial statements.

Our fiscal year ends on the Saturday closest to July 31. All references to fiscal year 2006 relate to the combined 52 weeks ended July 29, 2006 (calculated as described above); all references to fiscal year 2005 relate to the 52 weeks ended July 30, 2005 and all references to fiscal year 2004 relate to the 52 weeks ended July 31, 2004.

On July 27, 2006, we sold our former majority interest in Gurwitch Products, L.L.C. to Alticor Inc., for pretax net cash proceeds of approximately $40.8 million (Gurwitch Disposition).  Gurwitch Products, L.L.C. designs and markets the Laura Mercier cosmetics line and had annual revenues of approximately $71.6 million in fiscal year 2006.  The net assets of Gurwitch Products, L.L.C. were sold for their net carrying value (after purchase accounting adjustments made in connection with the Transactions to state such assets at fair value).  In addition, we recorded tax expense of $13.3 million, payable by the Company, on the excess of the tax over book gain realized in connection with the Gurwitch Disposition.  The Company’s financial statements, accompanying notes and other information provided in this Annual Report on Form 10-K reflect Gurwitch Products, L.L.C. as a discontinued operation for all periods presented.

Recent Developments

On August 31, 2006, we announced preliminary total revenues and comparable revenues of approximately $270 million and $262 million, respectively, for the four-week August period of fiscal year 2007, representing increases of 7.4% and 4.4%, respectively, compared to the four-week August period of fiscal year 2006. For the four-week August period of fiscal year 2007, comparable revenues increased 2.1% in the Specialty Retail stores segment and 19.3% in the Direct Marketing Segment.

All the financial data for the four-week August period of fiscal year 2007 set forth above are preliminary and unaudited and subject to revision based upon our review and the review by our independent registered public accounting firm of our financial condition and results of operations for the quarter ending October 28, 2006. Once we and our independent registered public accounting firm have completed our respective reviews of our financial information for the quarter ending October 28, 2006, we may report financial results that are materially different from those set forth above.

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

•                  the rate of growth in internet sales by our Direct Marketing operation; and

•                  general economic conditions.

In addition, our revenues are seasonal. For a description of the seasonality of our business, see “Seasonality.”

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

•                  Delivery and processing costs—Delivery and processing costs consist primarily of delivery charges we pay to third-party carriers and other costs related to the fulfillment of customer orders not delivered at the point-of-sale.

With the introduction of new fashions in the first and third fiscal quarters and our emphasis on full-price selling in these quarters, a lower level of markdowns and higher margins are characteristic of these quarters.

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

Advertising costs incurred by our Specialty Retail segment consist primarily of print media costs related to promotional materials mailed to our customers, while advertising costs incurred by our Direct Marketing operation relate to the production, printing and distribution of our print catalogs and the production of the photographic content on our websites, as well as online marketing costs. We receive advertising allowances from certain of our merchandise vendors. Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media. As a result, these allowances are recorded as a reduction of our advertising costs when earned. Vendor allowances earned and recorded as a reduction to selling, general and administrative expenses aggregated approximately $61.7 million in fiscal year 2006 (including $18.6 million for the Predecessor prior to the Acquisition), $57.5 million in fiscal year 2005 and $55.3 million in fiscal year 2004.

We also receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendor’s merchandise. These allowances are netted against the related compensation expense that we incur. Amounts received from vendors related to compensation programs were $59.5 million in fiscal year 2006 (including $10.1 million for the Predecessor prior to the Acquisition), $53.2 million in fiscal year 2005 and $46.3 million in fiscal year 2004.

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

Income from credit card operations.  Prior to the Credit Card Sale on July 7, 2005, our credit card operations generated finance charge income, net of credit losses, which we recognized as income when earned. As a part of the Credit Card Sale, we entered into a long-term marketing and servicing alliance with HSBC. Under the terms of this alliance, HSBC offers credit card and non-card payment plans bearing our brands and we receive ongoing payments from HSBC based on net credit card sales and compensation for marketing and servicing activities (HSBC Program Income). We recognize HSBC Program Income when earned. Prior to fiscal year 2006, we presented income from credit card operations as a reduction of selling, general and administrative expenses. We now present this income as a separate line item on our statements of earnings and have reclassified prior periods to conform to this presentation.

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

Fiscal Year 2006 Highlights

We believe that our product assortment of luxury, designer and fashion merchandise, coupled with our sales promotion activities and our commitment to superior customer service, have been critical to our success in the past. In addition, we believe these factors are critical to our future growth and success. Highlights from fiscal year 2006 include:

•                  Revenues—Our revenues for fiscal year 2006 were $4,105.6 million, the highest in our history. Revenues increased 8.8% in fiscal year 2006 as compared to fiscal year 2005, with increases in comparable store sales in all four fiscal quarters compared to the same periods in fiscal year 2005. Comparable revenues percentage increases by fiscal quarter for fiscal year 2006 as compared to the same periods in fiscal year 2005 were:

First fiscal quarter	8.3%
Second fiscal quarter	6.3%
Third fiscal quarter	6.3%
Fourth fiscal quarter	6.6%

For Specialty Retail stores, our sales per square foot increased by 5.9% to $611 in fiscal year 2006 compared to $577 in fiscal year 2005.

•                  Cost of goods sold including buying and occupancy costs (excluding depreciation)—COGS represented 64.2% of our revenues in fiscal year 2006 as compared to 63.3% for fiscal year 2005.  This increase was primarily due to purchase accounting adjustments in fiscal year 2006 of $43.8 million, or 1.1% of revenues.

•                  Selling, general and administrative expenses (excluding depreciation)—Selling, general and administrative expenses were 23.9% of our revenues in fiscal year 2006 and 24.7% of our revenues in fiscal year 2005.

•                  Operating earnings— For fiscal year 2006, our operating earnings were $328.1 million, or 8.0% of revenues, compared to $409.0 million, or 10.8% of revenues for fiscal year 2005.  Fiscal year 2006 operating earnings include charges aggregating $121.9 million, or 3.0% of revenues, consisting of 1) $60.2 million of amortization expense related to intangible assets recorded in connection with the Transactions, 2) $38.2 million of non-cash charges related to other valuation adjustments recorded in connection with the Transactions and 3) $23.5 million of costs incurred in connection with the Transactions.  In addition, fiscal year 2006 operating earnings were negatively impacted by 1) lower income from credit card operations of $14.5 million, or 0.5% of revenues, as a result of the Credit Card Sale and 2) higher depreciation charges of 0.4% of revenues as a result of higher levels of capital expenditures for new stores and remodels in recent years.

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

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net revenues for the periods indicated.

	Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005	Fiscal year ended July 29, 2006	Fiscal year ended July 30, 2005	Fiscal year ended July 31, 2004
	(Successor)	(Predecessor)	(Combined)	(Predecessor)	(Predecessor)
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs (excluding depreciation)	65.3	58.8	64.2	63.3	64.0
Selling, general and administrative expenses (excluding depreciation)	23.7	25.0	23.9	24.7	24.8
Income from credit card operations	(1.4)	(1.2)	(1.4)	(1.9)	(1.6)
Depreciation expense	3.2	3.1	3.2	2.8	2.8
Amortization of customer lists	1.3	—	1.1	—	—
Amortization of favorable lease commitments	0.4	—	0.4	—	—
Transaction and other costs	—	3.7	0.6	—	0.1
Loss on disposition of Chef’s Catalog	—	—	—	0.4	—
Gain on credit card sale	—	—	—	(0.2)	—
Operating earnings	7.5	10.7	8.0	10.8	9.9
Interest expense (income), net	6.3	(0.1)	5.3	0.3	0.5
Earnings from continuing operations before income taxes and minority interest	1.2	10.9	2.7	10.5	9.4
Income taxes	0.4	4.0	1.0	3.9	3.4
Earnings from continuing operations before minority interest	0.8	6.9	1.7	6.7	5.9
Minority interest in net (earnings) loss of subsidiaries	(0.0)	0.1	0.0	(0.1)	(0.1)
Earnings from continuing operations	0.8	6.9	1.7	6.6	5.9
(Loss) earnings from discontinued operation	(0.4)	0.0	(0.3)	0.0	0.0
Net earnings	0.4%	6.9%	1.4%	6.6%	5.9%

In connection with the Transactions, the Company incurred significant indebtedness and became highly leveraged. See “Liquidity and Capital Resources.” In addition, the purchase price paid in connection with the Acquisition has been allocated to state the acquired assets and liabilities at fair value. The purchase accounting adjustments increased the carrying value of our property and equipment and inventory, established intangible assets for our tradenames, customer lists and favorable lease commitments and revalued our long-term benefit plan obligations, among other things. Subsequent to the Transactions, interest expense and non-cash depreciation and amortization charges have significantly increased. As a result, our Successor financial statements subsequent to the Transactions are not comparable to our Predecessor financial statements.

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

(dollars in millions)	Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005	Fiscal year ended July 29, 2006	Fiscal year ended July 30, 2005	Fiscal year ended July 31, 2004
	(Successor)	(Predecessor)	(Combined)	(Predecessor)	(Predecessor)
REVENUES
Specialty Retail stores	$2,829.9	$544.9	$3,374.8	$3,103.0	$2,850.1
Direct Marketing	567.8	87.5	655.3	592.1	570.6
Other(1)	64.5	11.0	75.5	79.7	63.3
Total	$3,462.2	$643.4	$4,105.6	$3,774.8	$3,484.0
OPERATING EARNINGS
Specialty Retail stores	$312.3	$91.4	$403.7	$377.8	$310.6
Direct Marketing	90.0	8.2	98.2	75.2	61.3
Other(1)	1.0	(1.3)	(0.2)	11.5	11.0
Subtotal	403.3	98.3	501.7	464.5	382.9
Corporate expenses	(45.8)	(5.8)	(51.7)	(46.4)	(35.8)
Amortization of customer lists and favorable lease commitments	(60.2)	—	(60.2)	—	—
Non-cash charges related to other valuation adjustments made in connection with the Acquisition	(38.2)	—	(38.2)	—	—
Transaction and other costs	—	(23.5)	(23.5)	—	—
Loss on disposition of Chef’s Catalog	—	—	—	(15.3)	—
Gain on Credit Card Sale	—	—	—	6.2	—
Impairment and other charges	—	—	—	—	(3.9)
Total	$259.1	$69.0	$328.1	$409.0	$343.2
OPERATING PROFIT MARGIN
Specialty Retail stores	11.0%	16.8%	12.0%	12.2%	10.9%
Direct Marketing	15.8%	9.4%	15.0%	12.7%	10.7%
Total	7.5%	10.7%	8.0%	10.8%	9.9%
CHANGE IN COMPARABLE REVENUES(2)
Specialty Retail stores	5.4%	9.8%	6.1%	8.7%	13.1%
Direct Marketing	13.9%	9.6%	13.3%	16.3%	19.2%
Total	6.4%	9.2%	6.8%	9.8%	14.4%
SALES PER SQUARE FOOT
Specialty Retail stores	$508	$103	$611	$577	$528
STORE COUNT
Neiman Marcus and Bergdorf Goodman stores:
Open at beginning of period	37	36	36	37	37
Opened during the period	1	1	2	(1)	—
Open at end of period	38	37	38	36	37
Clearance centers:
Open at beginning of period	17	16	16	14	14
Opened during the period	1	1	2	2	—
Open at end of period	18	17	18	16	14

(1)           Other includes the operations of Kate Spade, LLC.

(2)           Comparable revenues include 1) revenues derived from our retail stores open for more than 52 weeks, including stores that have been relocated or expanded, 2) revenues from our Direct Marketing operation and 3) revenues from Kate Spade LLC. Comparable revenues exclude 1) revenues of closed stores, 2) revenues of Gurwitch Products, L.L.C. (sold in July 2006) and 3) revenues of our previous Chef’s Catalog operations (sold in November 2004).

Fiscal Year Ended July 29, 2006 Compared to Fiscal Year Ended July 30, 2005

Revenues.  Revenues for fiscal year 2006 of $4,105.6 million increased $330.8 million, or 8.8%, from $3,774.8 million in fiscal year 2005, reflecting increases in comparable revenues, revenues from new stores and higher internet sales.  Revenues increased in fiscal year 2006 compared to fiscal year 2005 at all our operating companies, except for Kate Spade.

Comparable revenues for fiscal year 2006 were $3,992.2 million compared to $3,740.6 million in fiscal year 2005, representing an increase of 6.8%. Comparable revenues increased in fiscal year 2006 by 6.1% for Specialty Retail stores, 13.3% for Direct Marketing and decreased 13.1% for Kate Spade compared to fiscal year 2005.

Comparable revenues in fiscal year 2005 increased by 9.8% as compared to fiscal year 2004. Changes in comparable revenues by fiscal quarter are as follows:

	Fiscal Year 2006				Fiscal Year 2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Specialty Retail stores	5.8%	5.7%	4.5%	8.8%	7.4%	6.5%	9.6%	11.1%
Direct Marketing	13.2%	16.5%	13.2%	10.4%	19.5%	16.8%	15.8%	13.1%
Total	6.6%	6.3%	6.3%	8.3%	9.4%	7.9%	10.4%	11.4%

In fiscal year 2006, internet sales by Direct Marketing were $405.7 million, an increase of 33.0% from fiscal year 2005, excluding Chef’s Catalog. Total revenues of Chef’s Catalog (prior to its sale in November 2004) of $13.9 million are included in consolidated revenues for fiscal year 2005.

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for fiscal year 2006 and fiscal year 2005 were:

	Fiscal year ended July 29, 2006		Fiscal year ended July 30, 2005
	(Combined)		(Predecessor)
(in millions, except percentages)	$	% of revenues	$	% of revenues

COGS, before purchase accounting adjustments	$2,593.6	63.1%	$2,390.3	63.3%
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of acquired inventories	43.8	1.1	—	—
COGS, as reported	$2,637.4	64.2%	$2,390.3	63.3%

We present the non-GAAP financial measure COGS, before purchase accounting adjustments because we use this measure to monitor and evaluate the performance of our business and believe the presentation of this measure will enhance investors’ ability to analyze trends in our business and evaluate our performance relative to other companies in our industry.

The increase in COGS as reported under GAAP to 64.2% of revenues from 63.3% of revenues in the prior fiscal year primarily reflects $43.8 million of purchase accounting adjustments to increase the carrying value of the acquired inventories recorded in connection with the Transactions. COGS before purchase accounting adjustments was 63.1% of revenues compared to 63.3% of revenues in the prior year reflecting:

•                  a decrease in product costs by approximately 0.1% of revenues primarily due to lower net markdowns; and

•                  a decrease in buying and occupancy costs of approximately 0.1% of revenues primarily due to leveraging payroll and rent expense on a higher level of revenues in fiscal year 2006.

We incurred a lower level of net markdowns in our Specialty Retail stores in fiscal year 2006 primarily due to:

•                    higher levels of full-price selling; and

•                  markdown savings, primarily in the Spring season, related to lower markdown percentages taken in connection with the end-of-season clearance activities in our full-line stores.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. We receive certain allowances to reimburse us for markdowns taken and/or to support the gross margins realized in connection with the sales of the vendor’s merchandise. We recognize these allowances as a decrease in COGS when the allowances are earned and approved by the vendor. Other allowances we receive represent reductions to the amounts initially paid to acquire the merchandise. We recognize these allowances as a reduction in the cost of the acquired merchandise resulting in a decrease in COGS at the time the goods are sold. We received vendor allowances of $88.9 million, or 2.2% of revenues, in fiscal year 2006 and $82.8 million, or 2.2% of revenues, in fiscal year 2005.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses were 23.9% of revenues in fiscal year 2006 compared to 24.7% of revenues in the prior fiscal year period.

The net decrease in SG&A expenses as a percentage of revenues in fiscal year 2006 was primarily due to:

•                  a decrease in marketing and advertising costs of approximately 0.3% of revenues primarily due to higher internet sales by our Direct Marketing segment, which have a lower expense to revenue ratio than catalog sales;

•                  a decrease of approximately 0.3% of revenues in our payroll and employee benefit costs primarily due to the leveraging of these expenses on a higher level of revenues in fiscal year 2006 period and favorable insurance claims experience;

•                  lower annual incentive compensation costs of approximately 0.1% of revenues;

•                  a decrease in costs incurred to support our credit card operations subsequent to the Credit Card Sale of approximately 0.1% of revenues; and

•                  a decrease of approximately 0.1% of revenues in professional and legal fees incurred primarily due to a higher level of costs incurred in the fourth quarter of fiscal year 2005 related to the Transactions.

These decreases in SG&A expenses, as a percentage of revenues, were partially offset by:

•                  management services fees of $8.7 million, or 0.2% of revenues, payable to the Sponsors as a result of the Acquisition; and

•                  an increase in preopening expenses and store remodeling expenses primarily incurred in connection with the opening of our San Antonio store in September 2005 and our Boca Raton store in November 2005 by approximately 0.1% of revenues.

Income from credit card operations.  We received HSBC Program Income of $57.2 million, or 1.4% of revenues, in fiscal year 2006 compared to net finance charge income of $71.6 million, or 1.9% of revenues, in fiscal year 2005.

Depreciation expense.  Depreciation expense was $130.8 million, or 3.2% of revenues, in fiscal year 2006 compared to $106.3 million, or 2.8% of revenues, in the prior fiscal year. The increase in depreciation was primarily due to 1) a higher level of capital spending in recent years and 2) additional depreciation expense resulting from the revaluation of our property and equipment at fair value in connection with the Acquisition.

Amortization expense.  Amortization of acquisition related intangibles (customer lists and favorable lease commitments) recorded as a result of the application of purchase accounting in connection with the Acquisition aggregated $60.2 million, or 1.5% of revenues, for fiscal year 2006. We had no amortization expense in the prior year period.

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

Segment operating earnings.  Segment operating earnings for our Specialty Retail stores and Direct Marketing segments do not reflect the impact of adjustments to revalue our assets and liabilities to estimated fair value at the Acquisition date. See Note 16 to our consolidated financial statements.

Operating earnings for our Specialty Retail stores segment were $403.7 million, or 12.0% of Specialty Retail stores revenues, for fiscal year 2006 compared to $377.8 million, or 12.2% of Specialty Retail stores revenues, for the prior year period. Operating margin for Specialty Retail stores was positively impacted by 1) higher product margins, 2) lower SG&A expenses for compensation and related benefits, as a percentage of revenues, as a result of leveraging these expenses on a higher level of revenues in fiscal year 2006 and 3) the leveraging of buying and occupancy costs on a higher level of revenues. These effects were offset, in part, by 1) a lower level of income from our credit card operations due to the sale of our credit card operations to HSBC in July 2005, 2) higher preopening costs and 3) higher depreciation charges as a result of higher levels of capital expenditures for new stores and store remodels in recent years.

Operating earnings for Direct Marketing increased to $98.2 million, or 15.0% of Direct Marketing revenues, in fiscal year 2006 from $75.2 million, or 12.7% of Direct Marketing revenues, for the prior year period. The increase in operating earnings and operating margin for Direct Marketing was primarily the result of 1) higher product margins and 2) the decrease in advertising and marketing costs, as a percentage of revenues, incurred to support internet sales.

Interest expense, net.  Net interest expense was $217.0 million in fiscal year 2006 and $12.3 million for the prior year period. The significant components of interest expense are as follows:

(in thousands)	Forty-three weeks ended July 29, 2006	Nine weeks Ended October 1, 2005	Fiscal year ended July 29, 2006	Fiscal year ended July 30, 2005
	(Successor)	(Predecessor)	(Combined)	(Predecessor)

Asset-Based Revolving Credit Facility	$1,332	$—	$1,332	$—
Senior Secured Term Loan Facility	111,662	—	111,662	—
2028 Debentures	7,266	1,542	8,808	8,904
Senior Notes	51,421	—	51,421	—
Senior Subordinated Notes	42,339	—	42,339	—
Credit Agreement	—	—	—	5,803
2008 Notes	638	1,439	2,077	8,308
Amortization of debt issue costs and other	12,275	322	12,597	1,193
Total interest expense	226,933	3,303	230,236	24,208
Less:
Interest income	5,557	3,046	8,603	6,556
Capitalized interest	3,446	1,146	4,592	5,350
Interest expense, net	$217,930	$(889)	$217,041	$12,302

The increase in interest expense is due to the $3.3 billion increase in debt incurred in connection with the Transactions. The increase in interest income was due primarily to interest earned on higher average invested balances after the Credit Card Sale in July 2005 and prior to the Transactions.

Income taxes.  Our effective income tax rate was 35.6% for the forty-three weeks ended July 29, 2006 and 36.8% for the nine weeks ended October 1, 2005, resulting in an effective tax rate of 36.4% for the combined fiscal year 2006 period.  Our combined effective tax rate for fiscal year 2006 was favorably impacted by a higher level of tax-exempt interest income earned.  Our effective income tax rate was 36.7% for the fiscal year ended July 30, 2005 and was favorably impacted by tax-exempt interest income, offset by non-deductible transaction costs.  In the fourth fiscal quarter of fiscal year 2005, we recognized tax benefits aggregating $7.6 million related to a favorable settlement associated with previous state tax filings and reductions in previously recorded deferred tax liabilities. Excluding these benefits, our effective tax rate was 38.6% for fiscal year 2005.

The Company’s federal tax returns for fiscal years 2004 and 2003 are currently under examination by the Internal Revenue Service (IRS). We believe our recorded tax liabilities as of July 29, 2006 are sufficient to cover any potential assessments to be made by the IRS upon the completion of their examinations. We will continue to monitor the progress of the IRS examinations and review our recorded tax liabilities for potential audit assessments.  Adjustments to increase or decrease the recorded tax liabilities may be required in the future as additional facts become known.

Fiscal Year Ended July 30, 2005 Compared to Fiscal Year Ended July 31, 2004

Revenues.  Revenues for fiscal year 2005 of $3,774.8 million increased $290.8 million, or 8.3%, from $3,484.0 million in fiscal year 2004.

Comparable revenues for fiscal year 2005 were $3,740.6 million compared to $3,390.5 million in fiscal year 2004, representing an increase of 9.8%. Comparable revenues increased in fiscal year 2005 by 8.7% for Specialty Retail stores, 16.3% for Direct Marketing and 8.6% for Kate Spade LLC compared to fiscal year 2004. Comparable revenues in fiscal year 2004 increased by 14.4% as compared to fiscal year 2003. Changes in comparable revenues by fiscal quarter are as follows:

	Fiscal Year 2005				Fiscal Year 2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Specialty Retail stores	7.4%	6.5%	9.6%	11.1%	11.3%	22.2%	10.2%	9.6%
Direct Marketing	19.5%	16.8%	15.8%	13.1%	21.7%	14.4%	25.7%	13.2%
Total	9.4%	7.9%	10.4%	11.4%	12.8%	22.0%	12.6%	10.7%

We believe the increases in our comparable revenues in fiscal year 2005 were primarily the result of a higher level of consumer spending, in general, with a higher increase coming from the affluent luxury customers we serve. In addition, we believe the increases in our comparable revenues were driven by sales events conducted by our Specialty Retail stores and by the growth of internet sales for Direct Marketing. In fiscal year 2005, internet sales by Direct Marketing, excluding Chef’s Catalog, were $305.9 million, representing 51.7% of Direct Marketing revenues and an increase of 46.0% from fiscal year 2004.

Costs of goods sold including buying and occupancy costs (excluding depreciation).  COGS was 63.3% of revenues in fiscal year 2005 compared to 64.0% of revenues in fiscal year 2004. The decrease in COGS as percentage of revenues was primarily due to:

•                  the decrease in product costs by approximately 0.6% as a percentage of revenues; and

•                  a decrease in buying and occupancy costs by approximately 0.1% as a percentage of revenues.

We had lower product costs as a percentage of revenues at both our Specialty Retail stores and our Direct Marketing operations during fiscal year 2005. We believe the decrease in product costs as a percentage of revenues at our Specialty Retail stores was due primarily to the higher portion of full-price sales generated in fiscal year 2005 and our continued emphasis on inventory management. Net markdowns for Specialty Retail stores were consistent, as a percentage of revenues, in fiscal year 2005 and fiscal year 2004. We also had lower product costs as a percentage of revenues at our Direct Marketing operation in fiscal year 2005 subsequent to our disposition of Chef’s Catalog in November 2004. Chef’s Catalog had higher product costs as a percentage of revenues than our other Direct Marketing brands. However, we incurred a higher level of net markdowns in fiscal year 2005 for Direct Marketing as compared to fiscal year 2004 primarily due to lower than anticipated sales in our catalog operations during the December holiday season. We received vendor allowances to reimburse us for markdowns taken or to support the gross margins we earned in connection with the sales of the vendors’ merchandise of $82.8 million, or 2.2% of revenues, in fiscal year 2005 and $79.3 million, or 2.3% of revenues, in fiscal year 2004.

Buying and occupancy costs decreased by approximately 0.1% as a percentage of revenues during fiscal year 2005 compared to fiscal year 2004 primarily due to the leveraging of fixed expenses over the higher level of revenues we generated during fiscal year 2005.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses were 24.7% of revenues in fiscal year 2005 compared to 24.8% of revenues in fiscal year 2004.

The net decrease in selling, general and administrative expenses as a percentage of revenues in fiscal year 2005 as compared to fiscal year 2004 was primarily due to:

•                  a decrease in marketing and advertising costs by approximately 0.3% as a percentage of revenues, primarily due to the elimination of expenditures for Chef’s Catalog which were higher as a percentage of revenues than the marketing and advertising costs for our other Direct Marketing brands; and

•                  a decrease in incentive compensation by approximately 0.1% as a percentage of revenues.

These decreases in selling, general and administrative expenses as a percentage of revenues were partially offset by:

•                  costs, consisting primarily of legal and consulting fees, aggregating $6.7 million, or approximately 0.2% as a percentage of revenues, incurred in connection with the Transactions;

•                  an increase in costs, primarily payroll, by approximately 0.1% as a percentage of revenues incurred by Direct Marketing and Kate Spade LLC in support of new business initiatives and the expansion of Kate Spade operations; and

•                  an increase in employee benefit expenses, including medical and pension expenses, by approximately 0.1% as a percentage of revenues.

In addition, selling, general and administrative expenses increased as a percentage of revenues in fiscal year 2005 due to a $3.7 million reduction in selling, general and administrative expenses recorded in the second fiscal quarter of fiscal year 2004 for the favorable impact of conclusions of certain sales tax and unclaimed property examinations for which the agreed-on settlements were less than the amounts we previously estimated. We recorded no corresponding reduction in selling, general and administrative expenses in fiscal year 2005.

Income from credit card operations.  Income from credit card operations, net was $71.6 million, or 1.9% of revenues, in fiscal year 2005 compared to $55.7 million, or 1.6% of revenues, in fiscal year 2004. An increase in net income generated by our credit card portfolio by approximately 0.1% as a percentage of revenues is consistent with the increase in sales made pursuant to our proprietary credit card program. In addition, income from credit card operations, net was higher in fiscal year 2005 as compared to fiscal year 2004 by approximately 0.2% due to a $7.6 million reduction in the income generated by our credit card portfolio in fiscal year 2004 related to the required amortization of the premium associated with the carrying value of the Retained Interests and Sold Interests during the transition from Off-Balance Sheet Accounting to financing accounting in fiscal year 2004, as more fully described in Note 6 of the notes to our audited consolidated financial statements. We recorded no corresponding decrease in fiscal year 2005.

Depreciation expense.  Depreciation expense was $106.3 million, or 2.8% of revenues, in fiscal year 2005 compared to $98.1 million, or 2.8% of revenues, in fiscal year 2004. Included in depreciation expense in fiscal year 2005 are unfavorable net adjustments to depreciation aggregating approximately $5.8 million, or 0.2% of revenues, made primarily in the second and third fiscal quarters of fiscal year 2005 in connection with our review of the amortization periods assigned to our leased property and equipment and deferred real estate credits.

Loss on disposition of Chef’s Catalog.  In November 2004, we completed the Chef’s Catalog Disposition. Chef’s Catalog is a multi-channel retailer of professional-quality kitchenware with revenues of approximately $73 million in fiscal year 2004. At October 30, 2004, Chef’s Catalog had net tangible assets, primarily inventory, of $12.5 million and net intangible assets of $17.2 million. We received proceeds, net of selling costs, of $14.4 million from the sale. As the carrying value of the Chef’s Catalog assets exceeded the net proceeds from the sale, we incurred a pretax loss of $15.3 million in the first fiscal quarter of fiscal year 2005 related to the Chef’s Catalog Disposition.

Gain on Credit Card Sale.  On July 7, 2005, HSBC purchased our approximately three million private label Neiman Marcus and Bergdorf Goodman credit card accounts and related assets, as well as the outstanding balances associated with such accounts in connection with the Credit Card Sale. The total purchase price was approximately $647 million, consisting of approximately $534 million in net cash proceeds and the assumption of approximately $113 million of outstanding debt under our Credit Card Facility. We recognized a gain of $6.2 million in connection with the Credit Card Sale. Our proprietary credit card portfolio generated income, representing primarily the excess of finance charge income, net of credit losses, of approximately $75.4 million in fiscal year 2005. If the Credit Card Sale had been consummated as of the first day of fiscal year 2005, we believe the HSBC Program Income for fiscal year 2005 would have been at least $42 million. HSBC and the Company are currently in the process of implementing changes to the proprietary credit card program that we expect will be fully implemented during the fourth quarter of fiscal year 2006. Had such changes been fully implemented on the first day of fiscal year 2005, we believe the HSBC Program Income for fiscal year 2005 would have been approximately $56 million.

Segment operating earnings.  Operating earnings for our Specialty Retail stores segment were $377.8 million for fiscal year 2005 compared to $310.6 million for fiscal year 2004. This 21.6% increase was primarily the result of increased revenues and margins and net decreases in both buying and occupancy expenses and selling, general and administrative expenses as a percentage of revenues.

Operating earnings for Direct Marketing increased to $75.2 million in fiscal year 2005 from $61.3 million for fiscal year 2004. This 22.6% increase was primarily the result of increased revenues and margins and net decreases in both buying and occupancy expenses and selling, general and administrative expenses as a percentage of revenues, partly offset by a higher level of net markdowns.

Interest expense, net.  Net interest expense was $12.3 million in fiscal year 2005 and $15.9 million in fiscal year 2004.

The net decrease in net interest expense was due to:

•                  increases in interest income of $4.4 million generated by higher cash balances; and

•                  increases in capitalized interest charges of $2.3 million associated with store construction and remodeling activities.

The net decrease in interest expense was offset by a $3.5 million increase in the interest expense attributable to the monthly distributions to the holders of certain interests issued by a trust in connection with our revolving credit securitization program (the obligations under which have been transferred as part of the Credit Card Sale). We began charging those distributions to interest expense in December 2003 as a result of the discontinuance of Off-Balance Sheet Accounting (as defined below under “ —Critical Accounting Policies—Accounts Receivable—Prior to the Credit Card Sale”).

Income taxes.  Our effective income tax rate was 36.7% for fiscal year 2005 and 36.7% for fiscal year 2004. The income tax rate for fiscal year 2005 was favorably impacted by tax-exempt interest income, offset by non-deductible transaction costs.  In the fourth fiscal quarter of fiscal year 2005, we recognized tax benefits aggregating $7.6 million related to a favorable settlement associated with previous state tax filings and reductions in previously recorded deferred tax liabilities. Excluding these benefits, our effective tax rate was 38.6% for fiscal year 2005. In the second fiscal quarter of fiscal year 2004, we also recognized a tax benefit of $7.5 million related to favorable settlements associated with previous state tax filings. Excluding this benefit, our effective tax rate was 39.0% for fiscal year 2004.

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

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of inventories.  We have typically financed the increases in working capital needs during the first and second fiscal quarters with cash flows from operations and, to a lesser extent, with cash provided from borrowings under our credit facilities. During fiscal year 2006, we financed our seasonal increases in working capital with cash flows from operations and borrowings under our Asset-Based Revolving Credit Facility. During the first quarter of fiscal year 2006, we borrowed $150 million under our Asset-Based Revolving Credit Facility. We repaid these borrowings in the second quarter of fiscal year 2006.

We believe that operating cash flows, available vendor financing and amounts available pursuant to our senior secured Asset-Based Revolving Credit Facility will be sufficient to fund our operations, anticipated capital expenditure requirements, debt service obligations, contractual obligations and commitments and Pension Plan funding requirements through the end of fiscal year 2007.

At July 29, 2006, cash and equivalents were $224.8 million compared to $853.4 million at July 30, 2005. This $628.6 million decrease in cash is primarily due to:

•                  higher cash balance at July 30, 2005 as a result of the net cash proceeds of $533.7 million received from the Credit Card Sale in July 2005;

•                  the use of available cash of approximately $666.1 million in connection with the consummation of the Transactions in October 2005;

•                  higher debt and interest requirements in fiscal year 2006, including a $100 million voluntary principal repayment on the Senior Secured Term Loan Facility made in the second quarter; offset, in part by,

•                  pretax net cash proceeds of $40.8 million received for the Gurwitch Disposition in July 2006.

Net cash provided by operating activities was $400.2 million in fiscal year 2006 compared to $845.4 million in fiscal year 2005. Cash flows related to operating activities in fiscal year 2005 were favorably impacted by 1) the $533.7 million net cash proceeds received by the Predecessor in connection with the Credit Card Sale, partially offset by 2) the funding of a $68.8 million increase in accounts receivable prior to the Credit Card Sale.

Net cash used for investing activities was $5,286.1 million fiscal year 2006 which consisted of cash outflows of $5,156.4 million paid to effect the Acquisition and $167.2 million of capital expenditures, partially offset by $40.8 million pretax net cash proceeds received in connection with the Gurwitch Disposition. Net cash used in investing activities was $228.8 million in fiscal year 2005 primarily for $199.7 million of capital expenditures and $40.7 million cash restricted for the repayment of the outstanding indebtedness on our Credit Card Facility, offset by $14.4 million in cash proceeds from the sale of

Chef’s Catalog. We incurred capital expenditures in fiscal year 2006 related to the construction of new stores in San Antonio, Boca Raton, Charlotte and Austin and the remodels of our San Francisco, Houston, Beverly Hills and Bergdorf Goodman stores. We opened our San Antonio store in September 2005, our Boca Raton store in November 2005 and our Charlotte store in September 2006.  We plan to open the Austin store in March 2007.  We currently project capital expenditures for fiscal year 2007 to be approximately $160 to $170 million.

Net cash provided by financing activities was $4,257.6 million in fiscal year 2006 as compared to net cash used for financing activities of $131.5 million in fiscal year 2005. Proceeds from debt incurred in connection with the Transactions, net of issuance costs, aggregated $3,222.1 million and cash equity contributions received in connection with the Transactions aggregated $1,427.7 million. In fiscal year 2006, we also repaid our $150.0 million of seasonal borrowings under our Asset-Based Revolving Credit Facility, paid $134.7 million for the redemption of our 2008 Notes pursuant to our call of such notes for redemption in connection with the Transactions and repaid $100.0 million principal amount of borrowings on the Senior Term Loan Facility. In fiscal year 2005, we repaid $112.5 million of borrowings under our revolving credit securitization program and paid dividends of $27.4 million.

Financing Structure at July 29, 2006

Our major sources of funds are comprised of vendor financing, a $600.0 million Asset-Based Revolving Credit Facility, $1,875.0 million Senior Secured Term Loan Facility, $700.0 million Senior Notes, $500.0 million Senior Subordinated Notes, $125.0 million 2028 Debentures and operating leases.

Senior Secured Asset-Based Revolving Credit Facility.  On October 6, 2005, in connection with the Transactions, NMG entered into a credit agreement and related security and other agreements for a senior secured Asset-Based Revolving Credit Facility with Deutsche Bank Trust Company Americas as administrative agent and collateral agent. The Asset-Based Revolving Credit Facility provides financing of up to $600.0 million, subject to a borrowing base equal to at any time the lesser of 80% of eligible inventory (valued at the lower of cost or market value) and 85% of net orderly liquidation value of the eligible inventory, less certain reserves. The Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice. At the closing of the Transactions, NMG utilized $150.0 million of the Asset-Based Revolving Credit Facility for loans and approximately $16.5 million for letters of credit. In the second quarter of fiscal year 2006, NMG repaid all loans under the Asset-Based Revolving Credit Facility. As of July 29, 2006, NMG had $570.9 million of unused borrowing availability under the Asset-Based Revolving Credit Facility based on a borrowing base of over $600.0 million and after giving effect to $29.1 million used for letters of credit.

The Asset-Based Revolving Credit Facility provides that NMG has the right at any time to request up to $200.0 million of additional commitments, but the lenders are under no obligation to provide any such additional commitments, and any increase in commitments will be subject to customary conditions precedent. If NMG were to request any such additional commitments and the existing lenders or new lenders were to agree to provide such commitments, the Asset-Based Revolving Credit Facility size could be increased to up to $800.0 million, but NMG’s ability to borrow would still be limited by the amount of the borrowing base.

Borrowings under the Asset-Based Revolving Credit Facility bear interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank Trust Company Americas and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. The initial applicable margin is 0% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings. The applicable margin is subject to adjustment based on the historical availability under the Asset-Based Revolving Credit Facility. In addition, NMG is required to pay a commitment fee of 0.375% per annum in respect of the unutilized commitments. If the average revolving loan utilization is 50% or more for any applicable period, the commitment fee will be reduced to 0.250% for such period. NMG must also pay customary letter of credit fees and agency fees.

If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Asset-Based Revolving Credit Facility exceeds the lesser of (i) the commitment amount and (ii) the borrowing base, NMG will be required to repay outstanding loans or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. If the amount available under the Asset-Based Revolving Credit Facility is less than $60 million or an event of default has occurred, NMG will be required to repay outstanding loans and cash collateralize letters of credit with the cash NMG would then be required to deposit daily in a collection account maintained with the agent under the Asset-Based Revolving Credit Facility. NMG may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time without premium or penalty other than customary “breakage” costs with respect to LIBOR loans. There is no scheduled amortization under the Asset-Based Revolving Credit Facility; the principal amount of the loans outstanding is due and payable in full on October 6, 2010.

All obligations under the Asset-Based Revolving Credit Facility are guaranteed by the Company and certain of NMG’s existing and future domestic subsidiaries (excluding, among others, Kate Spade LLC). As of July 29, 2006, the liabilities of NMG’s non-guarantor subsidiaries totaled approximately $21.0 million, or 0.4% of consolidated liabilities, and the assets of NMG’s non-guarantor subsidiaries aggregated approximately $143.3 million, or 2.2% of consolidated total assets. All obligations under NMG’s Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of the Company and NMG and NMG’s subsidiaries that have guaranteed the Asset-Based Revolving Credit Facility (subsidiary guarantors), including:

•                  a first-priority security interest in personal property consisting of inventory and related accounts, cash, deposit accounts, all payments received by NMG or the subsidiary guarantors from credit card clearinghouses and processors or otherwise in respect of all credit card charges for sales of inventory by NMG and the subsidiary guarantors, certain related assets and proceeds of the foregoing; and

•                  a second-priority pledge of 100% of NMG’s capital stock and certain of the capital stock held by NMG, the Company or any subsidiary guarantor (which pledge, in the case of any foreign subsidiary is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary); and

•                  a second-priority security interest in, and mortgages on, substantially all other tangible and intangible assets of NMG, the Company and each subsidiary guarantor, including a significant portion of NMG’s material owned and leased real property (which currently consists of approximately half of NMG’s full-line retail stores) and equipment.

Capital stock and other securities of a subsidiary of NMG that are owned by NMG or any subsidiary guarantor will not constitute collateral under NMG’s Asset-Based Revolving Credit Facility to the extent that such securities cannot secure NMG’s 2028 Debentures or other secured public debt obligations without requiring the preparation and filing of separate financial statements of such subsidiary in accordance with applicable SEC rules. As a result, the collateral under NMG’s Asset-Based Revolving Credit Facility will include shares of capital stock or other securities of subsidiaries of NMG or any subsidiary guarantor only to the extent that the applicable value of such securities (on a subsidiary-by-subsidiary basis) is less than 20% of the aggregate principal amount of the 2028 Debentures or other secured public debt obligations of NMG. Stock of Kate Spade LLC and its assets also will not constitute collateral under NMG’s Asset-Based Revolving Credit Facility.

NMG’s Asset-Based Revolving Credit Facility contains a number of covenants that, among other things and subject to certain significant exceptions, restrict its ability and the ability of its subsidiaries to:

•                  incur additional indebtedness;

•                  pay dividends on NMG’s capital stock or redeem, repurchase or retire NMG’s capital stock or indebtedness;

•                  make investments, loans, advances and acquisitions;

•                  create restrictions on the payment of dividends or other amounts to NMG from its subsidiaries that are not guarantors;

•                  engage in transactions with NMG’s affiliates;

•                  sell assets, including capital stock of NMG’s subsidiaries;

•                  consolidate or merge;

•                  create liens; and

•                  enter into sale and lease back transactions.

The covenants limiting dividends and other restricted payments; investments, loans, advances and acquisitions; and prepayments or redemptions of other indebtedness, each permit the restricted actions in an unlimited amount, subject to the satisfaction of certain payment conditions, principally that NMG must have at least $75.0 million of pro forma excess availability under the Asset-Based Revolving Credit Facility and that NMG must be in pro forma compliance with the fixed charge coverage ratio described below.

Although the credit agreement governing the Asset-Based Revolving Credit Facility does not require NMG to comply with any financial ratio maintenance covenants, if less than $60.0 million were available to be borrowed under the Asset-Based Revolving Credit Facility at any time, NMG would not be permitted to borrow any additional amounts unless its pro forma ratio of consolidated EBITDA to consolidated Fixed Charges (as such terms are defined in the credit agreement) were at least 1.1 to 1.0. The credit agreement also contains customary affirmative covenants and events of default.

Senior Secured Term Loan Facility.  On October 6, 2005, in connection with the Transactions, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility with Credit Suisse as administrative agent and collateral agent. The full amount of the Senior Secured Term Loan Facility was borrowed on October 6, 2005. In the second quarter of fiscal year 2006, NMG repaid $100.0 million principal amount of the loans under the Senior Secured Term Loan Facility.

Borrowings under the Senior Secured Term Loan Facility bear interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus  1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. The applicable margin is 1.5% with respect to base rate borrowings and 2.5% with respect to LIBOR borrowings. The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 7.77% at July 29, 2006.

The credit agreement governing the Senior Secured Term Loan Facility requires NMG to prepay outstanding term loans with 50% (which percentage will be reduced to 25% if NMG’s total leverage ratio is less than a specified ratio and will be reduced to 0% if NMG’s total leverage ratio is less than a specified ratio) of its annual excess cash flow (as defined in the credit agreement).  For fiscal year 2006, NMG was not required to prepay any outstanding term loans pursuant to the annual excess cash flow requirements.  If a change of control (as defined in the credit agreement) occurs, NMG will be required to offer to prepay all outstanding term loans, at a prepayment price equal to 101% of the principal amount to be prepaid, plus accrued and unpaid interest to the date of prepayment. NMG also must offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the proceeds of certain asset sales under certain circumstances.

NMG may voluntarily prepay outstanding loans under the Senior Secured Term Loan Facility at any time without premium or penalty other than customary “breakage” costs with respect to LIBOR loans. If NMG repays all or any portion of the Senior Secured Term Loan Facility prior to October 6, 2006 (other than a prepayment that is made with certain designated asset sale proceeds), NMG must pay 101% of the principal amount to be repaid. There is no scheduled amortization under the Senior Secured Term Loan Facility. The principal amount of the loans outstanding is due and payable in full on April 6, 2013.

All obligations under the Senior Secured Term Loan Facility are unconditionally guaranteed by the Company and each direct and indirect domestic subsidiary of NMG that guarantees the obligations of NMG under its Asset-Based Revolving Credit Facility. All obligations under the Senior Secured Term Loan Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of the Company, NMG and the subsidiary guarantors, including:

•                  a first-priority pledge of 100% of NMG’s capital stock and certain of the capital stock held by NMG, the Company or any subsidiary guarantor (which pledge, in the case of any foreign subsidiary is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary); and

•                  a first-priority security interest in, and mortgages on, substantially all other tangible and intangible assets of NMG, the Company and each subsidiary guarantor, including a significant portion of NMG’s material owned and leased real property (which currently consists of approximately half of NMG’s full-line retail stores) and equipment, but excluding, among other things, the collateral described in the following bullet point; and

•                  a second-priority security interest in personal property consisting of inventory and related accounts, cash, deposit accounts, all payments received by NMG or the subsidiary guarantors from credit card clearinghouses and processors or otherwise in respect of all credit card charges for sales of inventory by NMG and the subsidiary guarantors, certain related assets and proceeds of the foregoing.

Capital stock and other securities of a subsidiary of NMG that are owned by NMG or any subsidiary guarantor will not constitute collateral under NMG’s Senior Secured Term Loan Facility to the extent that such securities cannot secure the 2028

Debentures or other secured public debt obligations without requiring the preparation and filing of separate financial statements of such subsidiary in accordance with applicable SEC rules. As a result, the collateral under NMG’s Senior Secured Term Loan Facility will include shares of capital stock or other securities of subsidiaries of NMG or any subsidiary guarantor only to the extent that the applicable value of such securities (on a subsidiary-by-subsidiary basis) is less than 20% of the aggregate principal amount of the 2028 Debentures or other secured public debt obligations of NMG. Stock of Kate Spade LLC and its assets also will not constitute collateral under NMG’s Senior Secured Term Loan Facility.

The credit agreement governing the Senior Secured Term Loan Facility contains a number of negative covenants that are substantially similar to those governing the Senior Notes and additional covenants related to the security arrangements for the Senior Secured Term Loan Facility. The credit agreement also contains customary affirmative covenants and events of default.

2028 Debentures.  In May 1998, NMG issued $125.0 million aggregate principal amount of its 7.125% 2028 Debentures. In connection with the Transactions, NMG equally and ratably secured the 2028 Debentures by a first lien security interest on certain collateral subject to liens granted under NMG’s Senior Secured Credit Facilities constituting (a) (i) 100% of the capital stock of certain of NMG’s existing and future domestic subsidiaries, and (ii) 100% of the non-voting stock and 65% of the voting stock of certain of NMG’s existing and future foreign subsidiaries and (b) certain of NMG’s principal properties that include approximately half of NMG’s full-line stores, in each case, to the extent required by the terms of the indenture governing the 2028 Debentures. The 2028 Debentures contain covenants that restrict NMG’s ability to create liens and enter into sale and lease back transactions. The collateral securing the 2028 Debentures will be released upon the release of liens on such collateral under NMG’s Senior Secured Credit Facilities and any other debt (other than the 2028 Debentures) secured by such collateral. Capital stock and other securities of a subsidiary of NMG that are owned by NMG or any subsidiary will not constitute collateral under the 2028 Debentures to the extent such property does not constitute collateral under NMG’s Senior Secured Credit Facilities, as described above. The 2028 Debentures are guaranteed on an unsecured, senior basis by the Company.

Senior Notes.  On October 6, 2005, Newton Acquisition Merger Sub, Inc. issued $700.0 million aggregate original principal amount of 9.0% / 9.75% Senior Notes under a senior indenture (Senior Indenture) with Wells Fargo Bank, National Association, as trustee. At the closing of the Transactions, as the surviving corporation in the Acquisition, NMG assumed all the obligations of Newton Acquisition Merger Sub, Inc. under the Senior Indenture. The Senior Notes mature on October 15, 2015.

For any interest payment period through October 15, 2010, NMG may, at its option, elect to pay interest on the Senior Notes entirely in cash (Cash Interest) or entirely by increasing the principal amount of the outstanding Senior Notes or by issuing additional Senior Notes (PIK Interest). Cash Interest on the Senior Notes accrues at the rate of 9% per annum. PIK Interest on the Senior Notes accrues at the rate of 9.75% per annum. After October 15, 2010, NMG will make all interest payments on the Senior Notes entirely in cash. All Senior Notes mature on October 15, 2015 and have the same rights and benefits as the senior notes issued on October 6, 2005. Interest on the Senior Notes is payable quarterly in arrears on each January 15, April 15, July 15 and October 15, commencing on January 15, 2006.

The Senior Notes are fully and unconditionally guaranteed on a joint and several unsecured, senior basis, by each of NMG’s wholly-owned domestic subsidiaries that guarantee NMG’s obligations under its Senior Secured Credit Facilities and by the Company. The Senior Notes and the guarantees thereof are NMG’s and the guarantors’ unsecured, senior obligations and rank (i) equal in the right of payment with all of NMG’s and the guarantors’ existing and future senior indebtedness, including any borrowings under NMG’s Senior Secured Credit Facilities and the guarantees thereof and NMG’s 2028 Debentures; and (ii) senior to all of NMG’s and its guarantors’ existing and future subordinated indebtedness, including the Senior Subordinated Notes due 2015 and the guarantees thereof. The Senior Notes also are effectively junior in priority to NMG’s and its guarantors’ obligations under all secured indebtedness, including NMG’s Senior Secured Credit Facilities, the 2028 Debentures, and any other secured obligations of NMG, in each case, to the extent of the value of the assets securing such obligations. In addition, the Senior Notes are structurally subordinated to all existing and future liabilities, including trade payables, of NMG’s subsidiaries that are not providing guarantees.

NMG is not required to make any mandatory redemption or sinking fund payments with respect to the Senior Notes, but under certain circumstances, NMG may be required to offer to purchase Senior Notes as described below. NMG may from time to time acquire Senior Notes by means other than a redemption, whether by tender offer, in open market purchases, through negotiated transactions or otherwise, in accordance with applicable securities laws.

Except as described below, the Senior Notes are not redeemable at NMG’s option prior to October 15, 2010. From and after October 15, 2010, NMG may redeem the Senior Notes, in whole or in part, at a redemption price equal to 104.5% of principal amount, declining annually to 100% of the principal amount on October 15, 2013, plus accrued and unpaid interest, and Additional Interest (as defined in the Senior Indenture), if any, thereon to the applicable redemption date.

Prior to October 15, 2008, NMG may, at its option, subject to certain conditions, redeem up to 35% of the original aggregate principal amount of Senior Notes at a redemption price equal to 109% of the aggregate principal amount thereof, plus accrued and unpaid interest, and Additional Interest, if any, thereon to the redemption date, with the net cash proceeds of one or more equity offerings of NMG or any direct or indirect parent of NMG to the extent such net proceeds are contributed to NMG. At any time prior to October 15, 2010, NMG also may redeem all or a part of the Senior Notes at a redemption price equal to 100% of the principal amount of Senior Notes redeemed plus an applicable premium, as provided in the Senior Indenture, as of, and accrued and unpaid interest and Additional Interest, if any, to the redemption date.

Upon the occurrence of a change of control (as defined in the Senior Indenture), each holder of the Senior Notes has the right to require NMG to repurchase some or all of such holder’s Senior Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, and Additional Interest, if any, to the date of purchase.

The indenture governing the Senior Notes contains covenants that limit NMG’s ability and certain of its subsidiaries’ ability to:

•                  incur additional indebtedness;

•                  pay dividends on NMG’s capital stock or redeem, repurchase or retire NMG’s capital stock or subordinated indebtedness;

•                  make investments;

•                  create restrictions on the payment of dividends or other amounts to NMG from its restricted subsidiaries that are not guarantors of the notes;

•                  engage in transactions with NMG’s affiliates;

•                  sell assets, including capital stock of NMG’s subsidiaries;

•                  consolidate or merge;

•                  create liens; and

•                  enter into sale and lease back transactions.

NMG’s majority interest in Kate Spade LLC is not subject to the covenants contained in the Senior Indenture. The Senior Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all outstanding Senior Notes to be due and payable immediately.

Senior Subordinated Notes.  On October 6, 2005, Newton Acquisition Merger Sub, Inc. issued $500.0 million aggregate principal amount of 10.375% Senior Subordinated Notes under a senior subordinated indenture (Senior Subordinated Indenture) with Wells Fargo Bank, National Association, as trustee. At the closing of the Transactions, as the surviving corporation in the Acquisition, NMG assumed all the obligations of Newton Acquisition Merger Sub, Inc. under the Senior Subordinated Indenture. The Senior Subordinated Notes mature on October 15, 2015. Interest on the Senior Subordinated Notes is payable in cash semi-annually in arrears on each April 15 and October 15, commencing April 15, 2006.

The Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several unsecured, senior subordinated basis, by each of NMG’s wholly-owned domestic subsidiaries that guarantee NMG’s obligations under its Senior Secured Credit Facilities and by the Company. The Senior Subordinated Notes and the guarantees thereof are NMG’s and the guarantors’ unsecured, senior subordinated obligations and rank (i) junior to all of NMG’s and the guarantors’ existing and future senior indebtedness, including the Senior Notes and any borrowings under NMG’s Senior Secured Credit Facilities, and the guarantees thereof and NMG’s 2028 Debentures; (ii) equally with any of NMG’s and the guarantors’ future senior subordinated indebtedness; and (iii) senior to any of NMG’s and the guarantors’ future subordinated indebtedness. In addition, the Senior Subordinated Notes are structurally subordinated to all existing and future liabilities, including trade payables, of NMG’s subsidiaries that are not providing guarantees.

NMG is not required to make any mandatory redemption or sinking fund payments with respect to the Senior Subordinated Notes, but, under certain circumstances, NMG may be required to offer to purchase Senior Subordinated Notes as described below. NMG may from time to time acquire Senior Subordinated Notes by means other than a redemption, whether by tender offer, in open market purchases, through negotiated transactions or otherwise, in accordance with applicable securities laws.

Except as described below, the Senior Subordinated Notes are not redeemable at NMG’s option prior to October 15, 2010. From and after October 15, 2010, NMG may redeem the Senior Subordinated Notes, in whole or in part, at a redemption price equal to 105.188% of principal amount, declining annually to 100% of principal amount on October 15, 2013, plus accrued and unpaid interest, and Additional Interest (as defined in the Senior Subordinated Indenture), if any, thereon to the applicable redemption date.

Prior to October 15, 2008, NMG may, at its option, subject to certain conditions, redeem up to 35% of the original aggregate principal amount of Senior Subordinated Notes at a redemption price equal to 110.375% of the aggregate principal amount thereof, plus accrued and unpaid interest, and Additional Interest, if any, thereon to the redemption date, with the net cash proceeds of one or more equity offerings of NMG or any direct or indirect parent of NMG to the extent such net proceeds are contributed to NMG.

At any time prior to October 15, 2010, NMG also may redeem all or a part of the Senior Subordinated Notes at a redemption price equal to 100% of the principal amount of Senior Subordinated Notes redeemed plus an applicable premium, as provided in the Senior Subordinated Indenture, as of, and accrued and unpaid interest and Additional Interest, if any, to the redemption date.

Upon the occurrence of a change of control (as defined in the Senior Subordinated Indenture), NMG will make an offer to purchase all of the Senior Subordinated Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, and Additional Interest, if any, to the date of purchase.

The indenture governing the Senior Subordinated Notes contains covenants substantially similar to those applicable to NMG’s Senior Notes described above. The Senior Subordinated Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all outstanding Senior Notes to be due and payable immediately, subject to certain exceptions.

Redemption of 2008 Notes.  In May 1998, NMG issued $125.0 million aggregate principal amount of its 2008 Notes. Upon closing of the Transactions, NMG called its 2008 Notes for redemption pursuant to their terms. On November 7, 2005, NMG used $134.7 million of reserved cash to redeem its 2008 Notes, which included a call premium of $6.2 million plus accrued interest of $3.5 million through the redemption date.

Interest Rate Swaps.  NMG uses derivative financial instruments to help manage its interest rate risk. Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit its exposure to interest rate increases related to a portion of its floating rate indebtedness. The interest rate swap agreements terminate after five years. As of the effective date, NMG designated the interest rate swaps as cash flow hedges. As a result, changes in the fair value of NMG’s swaps are recorded subsequent to the effective date as a component of other comprehensive income.

At July 29, 2006, the fair value of NMG’s interest rate swap agreements was a gain of approximately $20.2 million, which amount is included in other assets. As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will range from 6.931% to 7.499% per quarter and result in an average fixed rate of 7.285%.

Contractual Obligations and Commitments

The following table summarizes our estimated significant contractual cash obligations at July 29, 2006:

	Payments Due By Period
(in thousands)	Total	Fiscal Year 2007	Fiscal Years 2008-2009	Fiscal Years 2010-2011	Fiscal Year 2012 and Beyond
Contractual obligations:
Senior Secured Term Loan Facility (1)	$1,875,000	$—	$—	$—	$1,875,000
Senior Notes	700,000	—	—	—	700,000
Senior Subordinated Notes	500,000	—	—	—	500,000
2028 Debentures	125,000	—	—	—	125,000
Interest requirements (2)	2,124,000	267,000	534,000	540,000	783,000
Operating lease obligations	808,900	47,800	99,400	93,500	568,200
Minimum pension funding obligation (3)	—	—	—	—	—
Other long-term liabilities (4)	68,500	8,100	13,500	11,400	35,500
Construction commitments	235,000	97,800	137,200	—	—
Inventory purchase commitments (5)	953,900	953,900	—	—	—
	$7,390,300	$1,374,600	$784,100	$644,900	$4,586,700

(1)           $100.0 million of term loans under this facility were repaid in the second quarter of fiscal year 2006.  The above table does not reflect future excess cash flow prepayments, if any, that may be required under the term loan facility.

(2)           The cash obligations for interest requirements reflect 1) interest requirements on our fixed-rate debt obligations at their contractual rates, 2) interest requirements on floating rate debt obligations not subject to interest rate swaps at rates in effect at July 29, 2006 and 3) interest requirements on floating rate debt obligations subject to interest rate swaps at the fixed rates provided through the swap agreements.  A 1% increase in the floating rates related to floating rate debt outstanding at July 29, 2006 not subject to interest rate swaps would increase annual interest rate requirements by approximately $8.8 million.

(3)           Minimum pension funding requirements are not included above as such amounts are not currently quantifiable for all periods presented.  In fiscal year 2007, we do not believe we will be required to make any contributions to our Pension Plan for the plan year ended July 31, 2006.

(4)           Other long-term liabilities of $192.2 million reflected on our balance sheet at July 29, 2006 include our obligations related to our supplemental retirement and postretirement health care benefit plans. The other long-term liabilities payments primarily include the expected benefit payments for these obligations (through 2015), as currently estimated by our actuaries. The timing of the expected payments for our remaining long-term liabilities, primarily for other employee benefit plans and arrangements, are not currently estimable.

(5)           In the normal course of our business, we issue purchase orders to vendors/suppliers for merchandise. Our purchase orders are not unconditional commitments but, rather represent executory contracts requiring performance by the vendors/suppliers, including the delivery of the merchandise prior to a specified cancellation date and the compliance with product specifications, quality standards and other requirements. In the event of the vendor’s failure to meet the agreed upon terms and conditions, we may cancel the order.

The following table summarizes the expiration of our significant commercial commitments outstanding at July 29, 2006:

	Amount of Commitment by Expiration Period
(in thousands)	Total	Fiscal Year 2007	Fiscal Years 2008-2009	Fiscal Years 2010-2011	Fiscal Year 2012 and Beyond
Other commercial commitments:
Senior secured asset-based revolving credit facility(1)	$600,000	$—	$—	$—	$600,000
Other lending facilities	7,600	7,600	—	—	—
Surety bonds	4,000	4,000	—	—	—
	$611,600	$11,600	$—	$—	$600,000

(1)           As of July 29, 2006, we had no borrowings outstanding under our new senior secured asset-based revolving credit facility and had $570.9 million of unused borrowing availability, after giving effect to $29.1 million of outstanding letters of credit. Our working capital requirements are greatest in the first and second fiscal quarters as a result of higher seasonal requirements. See “Description of Other Indebtedness—Senior Secured Asset-Based Revolving Credit Facility” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Seasonality.”

In addition to the items presented above, our other principal commercial commitments are comprised of common area maintenance costs, tax and insurance obligations and contingent rent payments.

At August 1, 2006 (the most recent measurement date), our actuarially calculated projected benefit obligation for our Pension Plan was $364.7 million and the fair value of the assets was $293.7 million. Our policy is to fund the Pension Plan at or above the minimum amount required by law. In fiscal year 2006, we did not make any voluntary contributions to the Pension Plan. In fiscal year 2005, we made a voluntary contribution of $20.0 million in the third fiscal quarter for the plan year ended July 31, 2004.  Based upon currently available information, we will not be required to make contributions in fiscal year 2007 to the Pension Plan for the plan year ended July 31, 2006.

Investment in Kate Spade LLC.  We currently own a 56% interest in Kate Spade LLC, which designs and markets high-end designer handbags and accessories.  A minority investor owns the remaining 44% interest.  Our investment in and relationship with Kate Spade LLC are governed by an operating agreement that provides for an orderly transition process in the event either investor wishes to sell its interest, or purchase the other investor’s interest. Among other things, this operating agreement contains currently exercisable put option provisions entitling the minority investor to put its interest to us, and currently exercisable call option provisions entitling us to purchase the minority investor’s interest, at a purchase price mutually agreed to by the parties. The purchase price will be determined by the parties or, in the event the parties are unable to agree on a mutually acceptable price, by a mutually acceptable nationally recognized investment banking firm, subject to certain conditions. We may elect to defer the consummation of a put option for a period of six months by cooperating with the minority investor in seeking either a sale of Kate Spade LLC to a third party or a public offering of Kate Spade LLC’s securities. If a sale to a third party or public offering of Kate Spade LLC’s securities is not consummated within six months after the exercise of the put option (which period may be automatically extended for an additional two months if a registration statement for Kate Spade LLC is filed with the SEC), we are obligated to consummate the put option. Under the terms of the Kate Spade LLC operating agreement, consummation of the put option shall occur within thirty days after the determination of the valuation with respect to the exercise of the put option, unless we have elected to defer the consummation of the put option for the six-month period referred to above, and should a third party sale or public offering of Kate Spade LLC occur within such six-month period, we are required to pay the minority investor the excess, if any, of the put option valuation price for its interest over the amount it realizes through the third party sale or public offering.

In April 2005, the minority investor in Kate Spade LLC exercised the put option described above with respect to the full amount of its stake in such company. We subsequently entered into a standstill agreement to postpone the put process while we engaged in discussions with the minority investor in Kate Spade LLC regarding certain strategic alternatives, including the possible sale of such company. The standstill agreement, as extended, expired on March 21, 2006, but the parties are continuing to pursue discussions regarding a possible sale of such company while the put valuation process proceeds. Although such discussions are ongoing, no assurance can be given that they will ultimately lead to any transaction. It is possible that we may be required to purchase the shares of the minority investor in Kate Spade LLC pursuant to the option as early as the second quarter of fiscal year 2007.

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

Leverage Considerations

•                  the effects of incurring a substantial amount of indebtedness under our senior secured credit facilities and our senior notes and senior subordinated notes;

•                  the effects upon us of complying with the covenants contained in our senior secured credit facilities and the indentures governing our senior notes and senior subordinated notes; and

•                  restrictions the terms and conditions of the indebtedness under our senior secured credit facilities may place on our ability to respond to changes in our business or to take certain actions.

Other Factors

•                  impact of funding requirements related to our noncontributory defined benefit pension plan;

•                  the design and implementation of new information systems as well as enhancements of existing systems; and

•                  other risks, uncertainties and factors set forth in this Annual Report on Form 10-K, including those set forth in Item 1A, “Risk Factors”.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. Except to the extent required by law, we undertake no obligation to update or revise (publicly or otherwise) any forward-looking statements to reflect subsequent events, new information or future circumstances.

Critical Accounting Policies

Our accounting policies are more fully described in Note 1 of the notes to our audited consolidated financial statements appearing elsewhere in this prospectus. As disclosed in Note 1 of the notes to our audited consolidated financial statements, the preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions about future events. These estimates and assumptions affect the amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of our audited consolidated financial statements appearing elsewhere in this prospectus.

While we believe that our past estimates and assumptions have been materially accurate, the amounts we have currently estimated are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. We make adjustments to our assumptions and judgments when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used in preparing the accompanying audited consolidated financial statements.

We believe the following critical accounting policies encompass the more significant judgments and estimates used in the preparation of our audited consolidated financial statements.

Purchase Accounting.  We have accounted for the Acquisition in accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” (SFAS  No. 141) whereby the purchase price paid to effect the Acquisition is allocated to state the acquired assets and liabilities at fair value. The Acquisition and the allocation of the purchase price have been recorded as of October 1, 2005, the beginning of our October 2005 accounting period. In connection with the purchase price allocation, we have made estimates of the fair values of our long-lived and intangible assets based upon assumptions related to future cash flows, discount rates and asset lives utilizing currently available information which resulted in increases in  the carrying value of our property and equipment and inventory, the recording of intangible assets for our tradenames, customer lists and favorable lease commitments and the revaluation of our long-term benefit plan obligations, among other things.

Revenues.  Revenues include sales of merchandise and services, net commissions earned from leased departments in our retail stores and delivery and processing revenues related to merchandise sold. Revenues from our retail operations are recognized at the later of the point of sale or the delivery of goods to the customer. Revenues from Direct Marketing are recognized when the merchandise is delivered to the customer. We maintain reserves for anticipated sales returns primarily based on our historical trends related to returns by our retail and direct marketing customers. Our reserves for anticipated sales returns aggregated $43.7 million at July 29, 2006, $35.2 million at July 30, 2005 and $30.8 million at July 31, 2004.

Merchandise Inventories and Cost of Goods Sold.  We utilize the retail method of accounting for substantially all of our merchandise inventories. Merchandise inventories are stated at the lower of cost or market. The retail inventory method is widely used in the retail industry due to its practicality.

Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio, for various groupings of similar items, to the retail value of inventories. The cost of the inventory reflected on the consolidated balance sheets is decreased by charges to cost of goods sold at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted when merchandise is marked down.

The areas requiring significant management judgment related to the valuation of our inventories include (1) setting the original retail value for the merchandise held for sale, (2) recognizing merchandise for which the customer’s perception of value has declined and appropriately marking the retail value of the merchandise down to the perceived value and (3) estimating the shrinkage that has occurred between physical inventory counts. These judgments and estimates, coupled with the averaging processes within the retail method can, under certain circumstances, produce varying financial results. Factors that can lead to different financial results include (1) determination of original retail values for merchandise held for sale, (2) identification of declines in perceived value of inventories and processing the appropriate retail value markdowns and (3) overly optimistic or conservative estimation of shrinkage. We believe our merchandise valuation and pricing controls minimize the risk that our inventory values would be materially misstated.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. We receive certain allowances to reimburse us for markdowns taken and/or to support the gross margins earned in connection with the sales of the vendor’s merchandise. We recognize these allowances as an increase to gross margin when the allowances are earned and approved by the vendor. Other allowances we receive represent reductions to the amounts paid to acquire the merchandise. We recognize these allowances as a reduction in the cost of the acquired merchandise resulting in an increase to gross margin at the time the goods are sold. The amount of vendor reimbursements we received did not have a significant impact on the year-over-year change in gross margin during fiscal year 2006, fiscal year 2005 or fiscal year 2004. We received vendor reimbursements of $88.9 million in fiscal year 2006, $82.8 million in fiscal year 2005 and $79.3 million in fiscal year 2004.

Accounts Receivable and Income from Credit Card Operations.  We sold our proprietary credit card accounts to HSBC on July 7, 2005 (Credit Card Sale).  As a part of the Credit Card Sale, we entered into a long-term marketing and servicing alliance with HSBC. Under the terms of this alliance, HSBC offers credit card and non-card payment plans bearing our brands and we receive ongoing payments from HSBC based on credit card sales and compensation for marketing and servicing activities (HSBC Program Income).  We recognize HSBC Program Income when earned.

Prior to the Credit Card Sale, we extended credit to certain of our customers pursuant to our proprietary retail credit card program.  Our credit card operations generated finance charge income, net of credit losses, which was recognized as income when earned and we maintained reserves for potential credit losses. We evaluated the collectibility of our accounts receivable based on a combination of factors, including analysis of historical trends, aging of accounts receivable, write-off experience and expectations of future performance.

In connection with a revolving Credit Card Facility (Credit Card Facility) established in September 2000, we transferred substantially all of our credit card receivables to a wholly-owned subsidiary which in turn sold such receivables to the Neiman Marcus Credit Card Master Trust (Trust).  In connection with the Credit Card Sale, HSBC assumed our outstanding obligations pursuant to the Credit Card Facility.

At the inception of the Credit Card Facility in September 2000, the Trust issued certificates representing undivided interests in the credit card receivables to both third-party investors (Sold Interests) and to NMG (Retained Interests).  We held Retained Interests represented by the Class B Certificate ($23.8 million face value), the Class C Certificate ($68.2 million face value) and the Seller’s Certificate (representing the excess of the total receivables sold to the Trust over the Sold Interests and the Class B and Class C Certificates). In addition, we held rights to certain residual cash flows comprised of excess finance charge collections (IO Strip).  From the inception of the Credit Card Facility until December 2003, our transfers and sales of credit card receivables pursuant to the terms of the Credit Card Facility were accounted for as sales (Off-Balance Sheet Accounting). During the periods for which the monthly transfers to the Trust qualified for Off-Balance Sheet Accounting, we recognized income on our Retained Interests on the basis of their estimated yield to maturity and gains on the Sold Interests arising from the monthly transfers of new credit card receivables to the Trust.

Under the Credit Card Facility, we serviced the credit card receivables for a contractually defined servicing fee. We earned servicing fees of $5.4 million in fiscal year 2005 and $6.3 million in fiscal year 2004.

Long-lived Assets.  Property and equipment are stated at historical cost less accumulated depreciation. For financial reporting purposes, we compute depreciation principally using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over five to 30 years while fixtures and equipment are depreciated over three to 15 years. Leasehold improvements are amortized over the shorter of the asset life or the lease term. Costs incurred for the development of internal computer software are capitalized and amortized using the straight-line method over three to ten years.

To the extent that we remodel or otherwise replace or dispose of property and equipment prior to the end of the assigned depreciable lives, we could realize a loss or gain on the disposition. To the extent assets continue to be used beyond their assigned depreciable lives, no depreciation expense is incurred. We reassess the depreciable lives of our long-lived assets in an effort to reduce the risk of significant losses or gains at disposition and the utilization of assets with no depreciation charges. The reassessment of depreciable lives involves utilizing historical remodel and disposition activity and forward-looking capital expenditure plans. In fiscal year 2005, we made adjustments to rent and depreciation aggregating approximately $5.0 million, or 0.1% of revenues, made in the second and third fiscal quarters of fiscal year 2005 in connection with our review of the amortization periods assigned to our leased property and equipment and deferred real estate credits. Our reassessments of depreciable lives had no material impact on our operating results in fiscal year 2004.

We assess the recoverability of the carrying values of our store assets annually and upon the occurrence of certain events (e.g., opening a new store near an existing store or announcing plans for a store closing). The recoverability assessment requires judgment and estimates for future store generated cash flows. The underlying estimates of cash flows include estimates of future revenues, gross margin rates and store expenses and are based upon the stores’ past and expected future performance. New stores may require two to five years to develop a customer base necessary to generate the cash flows of our more mature stores. To the extent our estimates for revenue growth and gross margin improvement are not realized, future annual assessments could result in impairment charges. No store impairment charges were recorded in either of fiscal years 2006, 2005 or 2004.

Goodwill and Intangible Assets.  Goodwill and indefinite-lived intangible assets, such as tradenames, are not subject to amortization. Rather, recoverability of goodwill and indefinite-lived intangible assets is assessed annually and upon the occurrence of certain events. The recoverability assessment requires us to make judgments and estimates regarding fair values. Fair values are determined using estimated future cash flows, including growth assumptions for future revenues, gross margin rates and other estimates. To the extent that our estimates are not realized, future assessments could result in impairment charges.

Customer lists are amortized using the straight-line method over their estimated useful lives, ranging from 5 to 26 years (weighted average life of 13 years).  Favorable lease commitments are amortized straight-line over the remaining lives of the leases, ranging from 6 to 49 years (weighted average life of 33 years).  Total estimated amortization of all acquisition-related intangible assets for the next five fiscal years is currently estimated as follows (in thousands):

2007	$72,889
2008	72,889
2009	72,889
2010	72,889
2011	62,178

Financial Instruments.  We use derivative financial instruments to help manage our interest rate risks.  At July 29, 2006, we have outstanding floating and fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million.  These interest rate swap agreements have been designated as cash flow hedges and are recorded at fair value on the consolidated balance sheets.

At July 29, 2006, the fair value of NMG’s interest rate swap agreements was a gain of approximately $20.2 million, which amount is included in other assets.

Advertising and Catalog Costs.  We incur costs to advertise and promote the merchandise assortment offered by both Specialty Retail stores and Direct Marketing. Advertising costs incurred by our Specialty Retail stores consist primarily of print media costs related to promotional materials mailed to our customers. These costs are expensed at the time of mailing to the customer. Advertising costs incurred by Direct Marketing relate to the production, printing and distribution of our print catalogs and the production of the photographic content on our websites. We amortize the costs of print catalogs during the periods we expect to generate revenues from such catalogs, generally three to six months. We expense the costs incurred to produce the photographic content on our websites at the time the images are first loaded onto the website. We expense website design costs as incurred.

Gift Cards.  We sell gift cards at our Specialty Retail stores and through Direct Marketing. Unredeemed gift cards aggregated $30.1 million at July 29, 2006, $25.6 million at July 30, 2005 and $21.8 million at July 31, 2004. The gift cards sold to our customers have no stated expiration dates and are subject to actual and /or potential escheatment rights in various of the jurisdictions in which we operate. As a result, we have not reversed any unredeemed gift card balances into income in fiscal years 2006, 2005 or 2004 pending a final determination as to the invalidity of current and potential escheatment claims in any applicable jurisdictions with respect to the unredeemed balances of gift cards.

Loyalty Programs.  We maintain customer loyalty programs in which customers accumulate points for qualifying purchases. Upon reaching certain levels, customers may redeem their points for gifts. Generally, points earned in a given year must be redeemed no later than ninety days subsequent to the end of the annual program period.

The estimates of the costs associated with the loyalty programs require us to make assumptions related to customer purchasing levels, redemption rates and costs of awards to be chosen by our customers. Our customers redeem a substantial portion of the points earned in connection with our loyalty programs for gift cards. At the time the qualifying sales giving rise to the loyalty program points are made, we defer the portion of the revenues on the qualifying sales transactions equal to the estimate of the retail value of the gift cards to be issued upon conversion of the points to gift cards. We record the deferral of revenues related to gift card awards under our loyalty programs as a reduction of revenues. In addition, we charge the cost of all other awards under our loyalty programs to cost of goods sold. We deferred revenues related to anticipated gift card awards of $28.5 million in fiscal year 2006, $23.8 million in fiscal year 2005 and $20.8 million in fiscal year 2004 and charged costs of goods sold for the anticipated costs of all other awards of $3.7 million in fiscal year 2006, $4.9 million in fiscal year 2005 and $6.1 million in fiscal year 2004.

Pension Plan.  We sponsor a noncontributory defined benefit pension plan covering substantially all full-time employees. In calculating our pension obligations and related pension expense, we make various assumptions and estimates after consulting with outside actuaries and advisors. The annual determination of pension expense involves calculating the estimated total benefits ultimately payable to plan participants and allocating this cost to the periods in which services are expected to be rendered. We use the projected unit credit method in recognizing pension liabilities. The Pension Plan is valued annually as of the beginning of each fiscal year.

Significant assumptions related to the calculation of our pension obligation include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future, the expected long-term rate of return on assets held by the Pension Plan and the average rate of compensation increase by plan participants. We review these actuarial assumptions annually based upon currently available information.

The assumed discount rate utilized is based on a broad sample of Moody’s high quality corporate bond yields as of the measurement date. The projected benefit payments are matched with the yields on these bonds to determine an appropriate discount rate for the plan. The discount rate is utilized principally in calculating the actuarial present value of our pension obligation and net pension expense. At July 29, 2006, the discount rate was 6.25%. To the extent the discount rate increases or decreases, our pension obligation is decreased or increased, accordingly. The estimated effect of a 0.25% decrease in the discount rate would increase the pension obligation by $15.7 million and increase annual pension expense by $0.9 million.

The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the pension obligation. In fiscal year 2006, the target allocation of our Pension Plan assets was equity securities (approximately 80%) and fixed income securities (approximately 20%). We periodically evaluate the allocation between investment categories of the assets held by the Pension Plan. The expected average long-term rate of return on assets is based principally on the counsel of our outside actuaries and advisors. We utilize this rate primarily in calculating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets realized over the course of a year is greater than the assumed rate, that year’s annual pension expense is not affected. Rather, this gain reduces future pension expense over a period of approximately 12 to 18 years. To the extent the actual rate of return on assets is less than the assumed rate, that year’s annual pension expense is likewise not affected. Rather, this loss increases pension expense over approximately 12 to 18 years. During fiscal year 2006, we utilized 8.0% as the expected long-term rate of return on plan assets.

The assumed average rate of compensation increase is the average annual compensation increase expected over the remaining employment periods for the participating employees. We utilized a rate of 4.5% for the periods beginning August 1, 2006. This rate is utilized principally in calculating the pension obligation and annual pension expense. A 0.25% increase in the assumed rate of compensation increase is estimated to increase the pension obligation by $2.3 million and increase annual pension expense by $0.3 million.

Self-insurance and Other Employee Benefit Reserves.  We use estimates in the determination of the required accruals for general liability, workers’ compensation and health insurance as well as short-term disability, supplemental executive retirement benefits and postretirement health care benefits. We base these estimates upon an examination of historical trends, industry claims experience and, in certain cases, calculations performed by third-party actuaries. Projected claims information may change in the future and may require us to revise these accruals. Self-insurance reserves including general liability, workers’ compensation and health insurance aggregated $45.5 million at July 29, 2006 and $43.2 million at July 30, 2005. Other employee benefit reserves including short-term disability, supplemental executive retirement benefits and postretirement health care benefits aggregated $107.6 million at July 29, 2006 and $94.4 million at July 30, 2005.

Income Taxes.  We are routinely under audit by federal, state or local authorities in the areas of income taxes. These audits include questioning the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various tax filing positions, we accrue charges for probable exposures. Based on our annual evaluations of tax positions, we believe we have appropriately accrued for probable exposures. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of recorded reserves, our effective tax rate in a given financial statement period could be materially impacted.

Litigation.  We are periodically involved in various legal actions arising in the normal course of business. We are required to assess the probability of any adverse judgments as well as the potential range of any losses. We determine the required accruals after a careful review of the facts of each significant legal action. Our accruals may change in the future due to new developments in these matters.

Recent Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47). FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. We adopted FIN 47 as of the beginning of fiscal year 2006 with no material impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions.  This Interpretation requires that we recognize in our consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position.  FIN 48 will be effective for the first fiscal year beginning after December 15, 2006, or our fiscal year ending August 2, 2008.  We have not yet evaluated the impact, if any, of adopting FIN 48 on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108).  SAB 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet.  We will be required to adopt the provisions of SAB 108 in fiscal year 2007.  We currently do not believe that the adoption of SAB 108 will have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. The Company does not enter into derivative financial instruments for trading purposes. The Company seeks to manage exposure to adverse interest rate changes through its normal operating and financing activities. The Company is exposed to interest rate risk through its borrowing activities, which are described in Note 9 to our consolidated financial statements.

As of July 29, 2006, NMG had no borrowings outstanding under its Asset-Based Revolving Credit Facility that bears interest at floating rates. Future borrowings under NMG’s Asset-Based Revolving Facility, to the extent of outstanding borrowings, would be affected by interest rate changes.

At July 29, 2006, NMG had $1,875.0 million of debt under its Senior Secured Term Loan Facility issued in connection with the Transactions that bears interest at floating rates. A 1% increase in these floating rates would increase annual interest expense by approximately $18.7 million.

NMG uses derivative financial instruments to help manage its interest rate risk.  Effective December 6, 2005, NMG  entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit its exposure to interest rate increases related to a portion of its floating rate indebtedness. The interest rate swap agreements terminate after five years. As of the effective date, NMG designated the interest rate swaps as cash flow hedges. As a result, changes in the fair value of the swaps are recorded subsequent to the effective date as a component of other comprehensive income.

At July 29, 2006, the fair value of NMG’s interest rate swap agreements was a gain of approximately $20.2 million, which amount is included in other assets. As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will range from 6.931% to 7.499% per quarter and result in an average fixed rate of 7.285%.

NMG uses derivative financial instruments to manage foreign currency risk related to the procurement of merchandise inventories from foreign sources. NMG enters into foreign currency contracts denominated in the euro and British pound. NMG had foreign currency contracts in the form of forward exchange contracts in the notional amounts of approximately $54.9 million as of July 29, 2006 and approximately $44.9 million as of July 30, 2005. The market risk inherent in these instruments was not material to NMG’s consolidated financial position, results of operations or cash flows in fiscal year 2006.

The effects of changes in the U.S. equity and bond markets serve to increase or decrease the value of pension plan assets, resulting in increased or decreased cash funding by the Company. The Company seeks to manage exposure to adverse equity and bond returns by maintaining diversified investment portfolios and utilizing professional investment managers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and supplementary data are included as pages F-1 through F-57 at the end of this Annual Report on Form 10-K:

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a.                                       Disclosure Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of July 29, 2006, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b.                                       Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of July 29, 2006. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited our consolidated financial statements and has issued an attestation report on management’s assessment of our internal control over financial reporting, as stated in their report included herein.

c.                                       Changes in Internal Control over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. No change occurred in our internal controls over financial reporting during the quarter ended July 29, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position of individuals who currently serve as our directors and executive officers.

Name	Age	Position
David A. Barr	43	Director
Ron Beegle	43	Director
Jonathan Coslet	41	Director
James Coulter	46	Director
John G. Danhakl	50	Director
Sidney Lapidus	68	Director
Kewsong Lee	41	Director
Carrie Wheeler	34	Director
Burton M. Tansky	68	President and Chief Executive Officer, Director
James E. Skinner	53	Senior Vice President and Chief Financial Officer
Nelson A. Bangs	53	Senior Vice President and General Counsel
Marita O’Dea	57	Senior Vice President, Human Resources
Steven P. Dennis	46	Senior Vice President, Strategy, Business Development and Multi-Channel Marketing
Karen W. Katz	49	President and Chief Executive Officer of Neiman Marcus Stores
Brendan L. Hoffman	38	President and Chief Executive Officer of Neiman Marcus Direct
James J. Gold	42	President and Chief Executive Officer of Bergdorf Goodman

The following biographies describe the business experience of our directors and executive officers.

David A. Barr was appointed to serve as a director following the consummation of the Transactions.  Mr. Barr has been managing director of Warburg Pincus LLC and a general partner of Warburg Pincus & Co. since January 2001.  Prior to joining Warburg Pincus in 2000, Mr. Barr served as a managing director at Butler Capital where he focused on consumer and industrial leveraged buyout transactions for more than ten years.  Mr. Barr also serves on the board of directors of Builders First Source, Inc., Eagle Family Foods, Inc., Polypore Inc., TransDigm Inc., and Wellman, Inc.

Ron Beegle was appointed to serve as a director following the consummation of the Transactions.  Mr. Beegle is a partner of Goode Partners and serves as an advisor to DLJMB Merchant Banking Partners (“DLJMB”).  Prior to joining Goode Partners, Mr. Beegle served as an Operating Partner and Chairman of Global Consumer Retail Investors for DLJMB.  From 1996 to 2003, Mr. Beegle spent seven years at Gap Inc., serving as Senior Vice President of Finance and Operations of Banana Republic, Executive Vice President and General Manager of Gap Inc. Direct, and Chief Operating Officer of the company’s flagship Gap division.  Mr. Beegle also serves on the board of directors of Aeropostale, Inc.

Jonathan Coslet was appointed to serve as a director following the consummation of the Transactions.  Mr. Coslet has been a partner of Texas Pacific Group since 1993 and is currently a senior partner and member of the firm’s Executive, Management and Investment Committees.  Prior to joining Texas Pacific Group, Mr. Coslet worked at Donaldson, Lufkin & Jenrette, specializing in leveraged acquisitions and high yield finance from 1991 to 1993.  Mr. Coslet also serves on the board of directors of Quintiles Transnational Corp., IASIS Healthcare Corp., and J. Crew Group, Inc.

James Coulter was appointed to serve as a director following the consummation of the Transactions.  Mr. Coulter co-founded Texas Pacific Group in 1992 and has been Managing General Partner of Texas Pacific Group for more than eight years.  From 1986 to 1992, Mr. Coulter was a Vice President of Keystone, Inc.  From 1986 to 1988, Mr. Coulter was also associated with SPO Partners, an investment firm that focuses on public market and private minority investments.  Mr. Coulter also serves on the board of directors of Lenovo Group Limited, Seagate Technology, and Zhone Technologies, Inc.

John G. Danhakl was appointed to serve as a director following the consummation of the Transactions.  Mr. Danhakl is a Managing Partner of Leonard Green & Partners, L.P. with whom he has been a partner since 1995.  Prior to joining Leonard Green & Partners, L.P., he served as a Managing Director in the Los Angeles office of Donaldson, Lufkin & Jenrette, which he joined in 1990.  From 1985 to 1990, Mr. Danhakl was a Vice President in corporate finance at Drexel Burnham Lambert.  He also serves on the board of directors of Arden Group, Inc., Horseshows In the Sun, Inc., Leslie’s Poolmart, Inc., Petco Animal Supplies, Inc., Rite Aid Corporation, The Tire Rack, Inc., and Sagittarius Brands, Inc.

Sidney Lapidus was appointed to serve as a director following the consummation of the Transactions.  Mr. Lapidus is a Managing Director and Senior Advisor of Warburg Pincus LLC.  He has been employed at Warburg Pincus since 1967.  Prior to that time, he was an attorney with the SEC.  He presently serves as a director of Lennar Corporation and Knoll, Inc.  He is also a director of many nonprofit organizations including New York University School of Medicine, and is president of the American Jewish Historical Society.

Kewsong Lee was appointed to serve as a director following the consummation of the Transactions.  Mr. Lee has been a member and managing director of Warburg Pincus LLC and a general partner of Warburg Pincus & Co. since January 1997 and is currently a member of Warburg Pincus LLC’s Executive Management Group.  He has been employed at Warburg Pincus since 1992.  Prior to joining Warburg Pincus, Mr. Lee served as a consultant at McKinsey & Company, Inc. from 1990 to 1992.  Mr. Lee also serves on the board of directors of Arch Capital Group, Ltd., Knoll, Inc., TransDigm Inc., and several privately held companies.

Carrie Wheeler was appointed to serve as a director following the consummation of the Transactions.  Ms. Wheeler is a partner of Texas Pacific Group.  Prior to joining Texas Pacific Group in 1996, she was with Goldman, Sachs & Co. from 1993 to 1996.  Ms. Wheeler also serves on the board of directors of Metro-Goldwyn-Mayer Inc.

Burton M. Tansky has served as a director on the Board of Directors and as President and Chief Executive Officer since the consummation of the Transactions on October 6, 2005.  He has served as a director and President and Chief Executive Officer of The Neiman Marcus Group, Inc. since May 2001 and as President and Chief Operating Officer from December 1998 until May 2001.  He served as Executive Vice President of The Neiman Marcus Group, Inc. from February 1998 until December 1998 and as Chairman and Chief Executive Officer of Neiman Marcus Stores from May 1994 until February 1998.  He served as Chairman and Chief Executive Officer of Bergdorf Goodman from 1990 until 1994.  Mr. Tansky also serves on the board of directors of International Flavors and Fragrances Inc.

James E. Skinner has been Senior Vice President and Chief Financial Officer since the consummation of the Transactions.  Since June 2001, he has also served as Senior Vice President and Chief Financial Officer of The Neiman Marcus Group, Inc.  From August 2000 through December 2000, Mr. Skinner served as Senior Vice President and Chief Financial Officer of Caprock Communications Corp. and from 1994 until 2000, served as Executive Vice President, Chief Financial Officer and Treasurer for CompUSA Inc.

Nelson A. Bangs has been Senior Vice President and General Counsel since the consummation of the Transactions and has served in that capacity for The Neiman Marcus Group, Inc. since April 2001.  From January 1999 to April 2001, Mr. Bangs engaged in a private consulting and law practice; from April 1998 until January 1999, he served as Senior Vice President and General Counsel of Pillowtex Corporation; and he served as Senior Vice President, General Counsel and Secretary of Dr Pepper/Seven Up, Inc. (and predecessors) prior thereto.

Marita O’Dea has been Senior Vice President, Human Resources since the consummation of the Transactions and has also served in that capacity for The Neiman Marcus Group, Inc. since September 2002.  She served as Vice President, Human Resources of The Neiman Marcus Group, Inc. from June 2001 until September 2002.  Also, Ms. O’Dea has served as Senior Vice President of Human Resources of Neiman Marcus Stores since 1995.

Steven P. Dennis has been Senior Vice President of Strategy, Business Development and Multi-Channel Marketing since the consummation of the Transactions and has also served in that capacity for The Neiman Marcus Group, Inc. since September 2004.  Prior to joining us, Mr. Dennis served as Vice President, Corporate Strategy of Sears, Roebuck and Co. from 2001 until 2003.  In 2002, he assumed the additional responsibility for Lands’ End post-acquisition initiatives.  From September 1999 to February 2001, he served as Sears’ Vice President, Multichannel Integration.

Karen W. Katz has been President and Chief Executive Officer of Neiman Marcus Stores since December 2002.  Ms. Katz served as President and Chief Executive Officer of Neiman Marcus Direct from May 2000 to December 2002 and as Executive Vice President of Neiman Marcus Stores from February 1998 until May 2000.  Ms. Katz serves on the board of directors of Pier 1 Imports, Inc.

Brendan L. Hoffman has been President and Chief Executive Officer of Neiman Marcus Direct since December 2002.  Mr. Hoffman served as Vice President of the Neiman Marcus Last Call Clearance Division from August 2000 to December 2002, and as a Divisional Merchandise Manager of Bergdorf Goodman from October 1998 to August 2000.

James J. Gold has been President and Chief Executive Officer of Bergdorf Goodman since May 2004.  Mr. Gold served as Senior Vice President, General Merchandise Manager of Neiman Marcus Stores from December 2002 to May 2004, as Division Merchandise Manager from June 2000 to December 2002 and as Vice President of the Neiman Marcus Last Call Clearance Division from March 1997 to June 2000.

Code of Ethics

The Board has adopted The Neiman Marcus Group, Inc. Code of Ethics and Conduct which is applicable to all our directors, officers and employees, as well as a separate Code of Ethics for Financial Professionals that applies to all financial employees including the Chief Executive Officer, the Chief Financial Officer and the Principal Accounting Officer.  Both the Code of Ethics and Conduct and the Code of Ethics for Financial Professionals may be accessed through our website at www.neimanmarcusgroup.com under the “Investor Information – Corporate Governance” section.  Requests for printed copies may be made in writing to The Neiman Marcus Group, Inc., Attn. Investor Relations, One Marcus Square, 1618 Main Street, Dallas, Texas 75201.

Board Committees

Our Board of Directors has established an audit committee, an executive committee and a compensation committee.  The members of our audit committee are David A. Barr, Carrie Wheeler, Ron Beegle and Sidney Lapidus.  The audit committee recommends the annual appointment of auditors with whom the audit committee reviews the scope of audit and non-audit assignments and related fees, accounting principles we use in financial reporting, internal auditing procedures and the adequacy of our internal control procedures.  The members of our executive committee are Jonathan Coslet, Kewsong Lee, and Burton M. Tansky.  The executive committee manages the affairs of the Company as necessary between meetings of our Board of Directors and acts on matters that must be dealt with prior to the next scheduled Board meeting.  The members of our compensation committee are Jonathan Coslet, Kewsong Lee, and John G. Danhakl.  The compensation committee reviews and approves the compensation and benefits of our employees, directors and consultants, administers our employee benefit plans, authorizes and ratifies stock option and/or restricted stock grants and other incentive arrangements, and authorizes employment and related agreements.

Each of the Sponsors has the right to have at least one of its directors sit on each committee of the Board of Directors, to the extent permitted by applicable laws and regulations.

Audit Committee Financial Expert

The Board of Directors has determined that David A. Barr, Chairman of the Audit Committee, meets the criteria set forth in the rules and regulations of the SEC for an “audit committee financial expert.”

Director Compensation

In fiscal year 2006 prior to the completion of the Transactions, each independent director of NMG was paid an annual retainer fee of $60,000.  The chairman of the Audit Committee received an additional $20,000 per year, and other committee chairs each received an additional $15,000 per year.  Board members did not receive per-meeting fees.  Upon the consummation of the Transactions, each individual serving as a director prior to the Transactions became entitled to a lifetime discount at the Company’s stores on the same terms applicable to the individual immediately prior to the Transactions.  Each independent director was also entitled to receive additional compensation in the form of stock-based units in an amount equal to the value of the annual cash retainer.  The number of stock-based units was calculated quarterly by dividing $15,000 (the amount of the quarterly cash retainer) by the trailing five-day average of the high and low price of the Class A Common Stock at the end of each fiscal quarter.  Dividend equivalents in the form of additional units representing Class A Common Stock were credited to each independent director’s account on each dividend payment date equal to (i) the per-share cash dividend divided by the average of the high and low price of our Class A Common Stock on the dividend payment date, multiplied by (ii) the number of units reflected in the independent director’s account on the day before the dividend payment date.  The value of each of the independent director’s stock-based units was paid in cash on the completion of the merger.  The stock-based units were valued for payment by multiplying the applicable number of units by the merger consideration.  These stock-based units did not carry voting or dispositive rights.

Pursuant to the Deferred Compensation Plan for Non-Employee Directors, independent directors were offered the right to elect to receive all or a part of the cash portion of their fees on a deferred basis.  The deferred compensation plan for non-employee directors was terminated on the closing date of the Transactions and amounts accrued under the plan were paid out to the then participating directors.

Following the completion of the Transactions, the policies with respect to director compensation were amended to take into account our new ownership and corporate structure.  Currently, none of our directors receive compensation for their service as a member of our board.  They are reimbursed for any expenses incurred as a result of their service.  As an employee director, Mr. Tansky receives no compensation for his service as a Board member.  We offer to each of our directors a discount at our stores at the same rate that is available to employees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, required, for periods prior to the completion of the Acquisition in October 2005, our directors, executive officers and persons who owned more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Based on our records and other information, we believe that all required Section 16(a) reports for our directors, executive officers and persons who owned more than 10% of a registered class of our equity securities for fiscal year 2006 prior to the completion of the Acquisition were timely filed.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the annual compensation for the Chief Executive Officer and the four other most highly compensated executive officers (the “Named Executive Officers”) serving at the end of fiscal year 2006.

Summary Compensation Table

	Annual Compensation					Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Other Annual Compensation ($)		Restricted Stock Awards ($)		Securities Underlying Options (#)		All Other Compensation ($)(7)
Burton M. Tansky	2006	1,350,000	1,810,928	12,000	(2)			16,349.18	(6)	82,564
President and Chief	2005	1,300,000	1,690,000	12,000	(2)	2,699,940	(5)			103,921
Executive Officer	2004	1,250,000	1,574,219			1,132,830	(5)	76,000		76,665

Karen W. Katz	2006	760,000	725,760	25,000	(3)			10,682.08	(6)	42,486
President and Chief	2005	715,000	694,086	25,000	(3)	1,403,956	(5)			43,290
Executive Officer	2004	650,000	633,750			633,187	(5)	35,000		29,249
Neiman Marcus Stores

James E. Skinner	2006	530,000	448,210					5,341.04	(6)	27,863
Senior Vice President	2005	510,000	408,000			789,756	(5)			32,088
and Chief Financial	2004	485,000	378,300			404,112	(5)	25,000		23,061
Officer

Brendan L. Hoffman	2006	460,000	439,675					5,341.04	(6)	11,347
President and Chief	2005	440,000	279,030			105,297	(5)	31,042		22,219
Executive Officer	2004	400,000	306,650			187,423	(5)	36,900		6,452
Neiman Marcus Direct

James J. Gold	2006	425,000	406,222	145,385	(4)			5,341.04	(6)	3,437
President and Chief	2005	400,000	320,000	140,000	(4)	789,756	(5)			186,135
Executive Officer	2004	400,000	174,425			312,121	(5)	21,500		416
Bergdorf Goodman

(1)                                  Bonus payments are reported with respect to the year in which the related services were performed and consist of both bonus payments made pursuant to our Key Executive Bonus Plan and discretionary bonus payments.

Discretionary bonus payments were made in fiscal year 2006 for $86,235 to Burton M. Tansky, $34,555 to Karen W. Katz, $49,915 to James E. Skinner, $20,937 to Brendan L. Hoffman and $19,344 to James J. Gold.

(2)           The amount shown for Mr. Tansky is for a car allowance.

(3)           The amount shown for Karen Katz is for a clothing allowance.

(4)           The amount shown for Jim Gold is for a cost of living adjustment due to his relocation from Texas to New York.

(5)           Restricted stock and options awarded the Named Executive Officers in fiscal years 2005 and 2004 were awarded under The Neiman Marcus Group, Inc. 1997 Incentive Plan (the “1997 Plan”) which terminated on the closing date of the Transactions.  All outstanding awards were cashed out in accordance with the merger agreement or were rolled over into equity in the Company.  In particular, members of senior management rolled over or invested a mixture of cash and restricted stock equal to an aggregate of $25.6 million into shares of the Company’s stock.

(6)           Options awarded the Named Executive Officers in fiscal year 2006 were awarded under the Neiman Marcus, Inc. Management Equity Incentive Plan.

(7)                                  The amounts reported include the cost of matching contributions under the Key Employee Deferred Compensation Plan, which was terminated on the closing date of the Transactions and replaced by The Neiman Marcus Group, Inc. Key Employee Compensation Plan effective January 1, 2006 (“Matching Contributions”), group life insurance premiums, and financial counseling.  For fiscal year 2006, such amounts for each of the Named Executive Officers were as follows:

	Matching	Group Life	Financial
Name	Contributions	Insurance Premiums	Counseling
Burton M. Tansky	$47,227	$5,133	$30,204
Karen W. Katz	40,585	811	1,090
James E. Skinner	26,791	1,072	—
Brendan L. Hoffman	10,961	386	—
James J. Gold	—	437	3,000

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants(1)
Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year(2)	Exercise or Base Price ($/Share)	Expiration Date	Grant Date Present Value($)(3)

Burton M. Tansky	16,349.18	21.96	(1)	11/29/2015	$5,832,535
Karen W. Katz	10,682.08	14.35	(1)	11/29/2015	$3,957,442
James E. Skinner	5,341.04	7.18	(1)	11/29/2015	$1,978,721
Brendan L. Hoffman	5,341.04	7.18	(1)	11/29/2015	$1,978,721
James J. Gold	5,341.04	7.18	(1)	11/29/2015	$1,978,721

(1)           Options granted during the 2006 fiscal year are nonqualified stock options granted under the Neiman Marcus, Inc. Management Equity Incentive Plan (the “Management Equity Incentive Plan”) and will expire no later than the tenth anniversary date of the grant.  Options granted pursuant to the Management Equity Incentive Plan to each of the Named Executive Officers include both performance options and fair value options.  The performance options have an exercise price of $1,445 per share, subject to annual accretion at ten percent (10%) compound rate beginning on the date of grant and continuing until the fifth anniversary date of the grant (a “Performance Option”).  The fair value options were granted at the fixed rate of $1,445 per share, or the fair market value of the underlying common stock on the date of grant (a “Fair Value Option”).  For those options granted in connection with the Transactions, for purposes of the accreting exercise price, vesting and expiration of the Options, the grant date was deemed to be October 6, 2005.  Mr. Tansky was granted the option to purchase 9,079.7947 shares considered Performance Options and 7,269.3851 shares that are considered Fair Value Options.  His Performance Options vest and become exercisable in twenty-five percent (25%) increments on each of the first four anniversary dates of October 6, 2005.  His Fair Value Options vest and become exercisable with respect to 459.5392 shares on the first anniversary date of October 6, 2005 with the remaining shares vesting and becoming exercisable in 2,269.9486 share increments on the next three anniversary dates of October 6, 2005.  Fifty-percent (50%) of each nonqualified stock option granted under the Management Equity Incentive Plan to Karen W. Katz, James E. Skinner, Brendan L. Hoffman, and James J. Gold is considered Performance Options and fifty-percent (50%) is considered Fair Value Options.  The Performance Options and Fair Value Options granted to the Named Executive Officers, other than to Mr. Tansky, vest and become exercisable twenty-percent (20%) on the first anniversary date of October 6, 2005 and thereafter in forty-eight equal monthly installments over the forty-eight months following the first anniversary of October 6, 2005.  Vesting of the options accelerates in certain circumstances following a change of control.

(2)                                  Based on a total of 74,433.0770 shares subject to options granted to employees under the Plan during fiscal year 2006.

(3)                                  These amounts represent the estimated present value of these stock options on the date of grant calculated using the Black-Scholes option pricing model, based on the following assumptions used in developing the grant valuations:  an expected volatility of 29.72% determined using implied volatilities; an expected term to exercise of five years from the date of grant; a risk-free interest rate of 4.23%; and a dividend yield of zero.  In accordance with SEC rules, the dollar amounts are not intended to forecast possible future appreciation.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

			Number of Securities		Value of Unexercised
Name	Shares Acquired on Exercise (#)(1)	Value Realized ($)	Underlying Unexercised		In-the-Money Options at July 29,
			Options at July 29, 2006 (#)		2006 ($)(2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Burton M. Tansky	371,200	$26,069,025	7,283	16,349.18	$7,908,125	—
Karen M. Katz	146,500	9,571,693	—	10,682.08	—	—
James E. Skinner	81,000	5,369,270	—	5,341.04	—	—
Brendan L. Hoffman	100,542	5,568,470	—	5,341.04	—	—
James J. Gold	28,600	1,634,580	—	5,341.04	—	—

(1)           At the completion of the Transactions, the existing equity incentive plans, including the 1987 Stock Incentive Plan, the 1997 Stock Incentive Plan and the 2005 Stock Incentive Plan, terminated and, except for certain outstanding equity awards held by senior management that were rolled over in connection with the Transactions, all outstanding awards thereunder were cashed out in accordance with the merger agreement.

(2)           There is no established public market for our common stock.  Based on customary corporate valuation techniques, we believe that the value of our stock has not materially changed since the stock options were granted, therefore the value of any unexercised stock options is shown as zero.

PENSION PLAN TABLE

We maintain a funded, qualified pension plan known as The Neiman Marcus Group, Inc. Retirement Plan (the “Retirement Plan”).  Most non-union employees over age 21 who have completed one year of service with 1,000 or more hours participate in the Retirement Plan, which pays benefits upon retirement or termination of employment.  The Retirement Plan is a “career-average” plan, under which a participant earns each year a retirement annuity equal to 1 percent of his or her compensation for the year up to the Social Security wage base and 1.5 percent of his or her compensation for the year in excess of such wage base.  Benefits under the Retirement Plan become fully vested after five years of service with us.

We also maintain a Supplemental Executive Retirement Plan (the “SERP”).  The SERP is an unfunded, nonqualified plan under which benefits are paid from our general assets to supplement Retirement Plan benefits and Social Security.  Executive, administrative and professional employees (other than those employed as salespersons) with an annual base salary at least equal to a minimum established by the Company ($160,000 as of July 29, 2006) are eligible to participate.  At normal retirement age (age 65), a participant with 25 or more years of service is entitled to payments under the SERP sufficient to bring his or her combined annual benefit from the Retirement Plan and SERP, computed as a straight life annuity, up to 50 percent of the participant’s highest consecutive 60 month average of annual pensionable earnings, less 60 percent of his or her estimated annual primary Social Security benefit.  If the participant has fewer than 25 years of service, the combined benefit is proportionately reduced.  Benefits under the SERP become fully vested after five years of service with us.

The following table, which includes benefits under the Retirement Plan and the SERP, shows the estimated annual pension benefits payable to employees in various compensation and years of service categories.  The estimated benefits apply to an employee retiring at age 65 in 2006 who elects to receive his or her benefit in the form of a straight line annuity.  The amounts actually payable will be lower than the amounts shown below, since such amounts will be reduced by 60 percent of the participant’s estimated primary Social Security benefit.

Estimated Annual Retirement Benefits
Under the Retirement Plan and SERP

	Total Years of Service
Final Average Pensionable Earnings	5	10	15	20	25

$ 400,000	$40,000	$80,000	$120,000	$160,000	$200,000
600,000	60,000	120,000	180,000	240,000	300,000
800,000	80,000	160,000	240,000	320,000	400,000
1,000,000	100,000	200,000	300,000	400,000	500,000
1,200,000	120,000	240,000	360,000	480,000	600,000
1,500,000	150,000	300,000	450,000	600,000	750,000

The following table shows the pensionable earnings and credited years of service for the Named Executive Officers as of July 29, 2006, and years of service creditable at age 65.

Name	Pensionable Earnings For Year Ended July 29, 2006(1)
		Years of Service(2)
		At July 29,		At Age
		2006		65
Burton M. Tansky	$1,350,000	—	(3)	25	(3)
Karen M. Katz	760,000	21		37
James E. Skinner	530,000	5		17
Brendan L. Hoffman	460,000	8		35
James J. Gold	425,000	15		38

(1)                                  In computing the combined benefit under the Retirement Plan and SERP, “pensionable earnings” means, with respect to the Retirement Plan, base salary and any bonus and, with respect to the SERP, base salary only.  The amounts shown above include base salary only.

(2)                                  The credited years of service set forth in the table reflect years of credited service under the Retirement Plan, which is a “career average plan” with no limitation on years of credited service.  However, credited service under the SERP may not exceed 25 years.

(3)                                  For purposes of determining Mr. Tansky’s retirement benefits under the SERP, Mr. Tansky will be credited with two times his years of service with the Company provided he does not compete with the Company for a period of three years following his retirement and the Company does not terminate his employment other than for cause.  Upon completion of the merger, Mr. Tansky’s SERP was amended such that he will continue to earn credit for each year of service, and will also be credited with prior years of service in which he did not receive service credit for purposes of the SERP because of the 25-year cap.  Mr. Tansky had 28 years of credited service immediately following the Transactions (and will continue to accrue additional years of service).

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

The Neiman Marcus Group, Inc. has entered into employment agreements with Burton M. Tansky and Karen W. Katz.  The employment agreement with Mr. Tansky provides that he will act as our Chief Executive Officer until October 2008.  Thereafter, under the terms of the agreement and until October 2011, he will act as chairman of the Board and shall have such duties as are customary for the position.  This agreement may be terminated by either party on three months notice, subject to severance obligations in the event of termination under certain circumstances (as described below).

During the period he serves as chairman, Mr. Tansky will be entitled to 75% of the base compensation he earned as Chief Executive Officer.  Mr. Tansky will, under certain circumstances, be entitled to severance similar to that provided in his change of control termination protection agreement summarized below once the two-year period of that agreement has ended, except that (i) the severance multiple after (a) a change of control subsequent to the change of control that occurred upon completion of the Transactions or (b) the third anniversary of the completion of the Transactions will be two times rather than three times; and (ii) upon a subsequent change of control, Mr. Tansky will be permitted to terminate his employment with The Neiman Marcus Group, Inc. within a thirty-day period commencing on the six-month anniversary of the subsequent change of control and receive severance under his agreements.

The employment agreement with Ms. Katz provides that she will act as Chief Executive Officer and President of Neiman Marcus Stores, a division of The Neiman Marcus Group, Inc., until October 2010, subject to automatic one-year renewals of the term if neither party submits a notice of termination at least three months prior to the end of the then-current term.  This agreement may be terminated by either party on three months’ notice, subject to severance obligations in the event Ms. Katz is terminated by The Neiman Marcus Group, Inc. without cause, she terminates her employment with The Neiman Marcus Group, Inc. for good reason, or The Neiman Marcus Group, Inc. delivers a notice of non-renewal of the employment agreement’s term.

Once the two-year period under the change of control termination protection agreement summarized below has ended, Ms. Katz will be entitled to lump sum severance in the event of a termination as described above equal to (i) her target bonus, pro rated to her length of service in the year of termination; and (ii) two times her annual base salary plus bonus.  Ms. Katz will also be entitled to receive medical, dental and life insurance benefits for a two-year period following a severance triggering termination and may be entitled to an unreduced SERP benefit in the event Ms. Katz experiences a severance triggering termination before age 65.

Each of the Named Executive Officers is a party to a change of control termination protection agreement.  Under each of the change of control termination protection agreements, upon a change of control (which includes completion of the merger as part of the Transactions), any time periods, conditions or contingencies relating to the exercise or realization of, or lapse of restrictions under, any outstanding equity incentive award would be automatically accelerated or waived other than any grants made in connections with the Transactions.  In addition, if the Named Executive Officer’s employment is terminated by The Neiman Marcus Group, Inc. without “cause” or by the Named Executive Officer for “good reason” (which includes in most cases, among other things, a reduction in the Named Executive Officer’s base salary or total bonus, a relocation greater than 50 miles from the Named Executive Officer’s current principal place of business or a diminution in the Named Executive Officer’s title or primary reporting relationship or substantial diminution in duties or responsibilities (other than solely as a result of our ceasing to be a publicly held corporation), as those terms are defined in the agreement, within two years following, or in some cases before (an “anticipatory termination”), a change of control, the Named Executive Officer will be entitled to receive a lump sum amount equal to (a) the sum of two times, or in the case of Mr. Tansky, three times, (1) the officer’s annual base salary and (2) his or her annual target bonus for the year of the termination, (b) a pro rata target bonus (provided that if the Named Executive Officer’s employment terminates after more than 75% of our fiscal year has elapsed, the Named Executive Officer may be entitled to a pro rata portion of the actual bonus to which he or she would have been entitled if such actual bonus would have been greater than the target bonus; for purposes of calculating the actual bonus it is assumed that all qualitative and subjective performance criteria were achieved) and (c) in the case of an anticipatory termination, an amount equal to the base salary from the date of termination through the date of the change of control and any bonus for the most recently completed fiscal year if not previously paid due to the anticipatory termination.  Payments to Mr. Tansky and Ms. Katz under their change of control termination protection agreements are in lieu of any severance provided for in their employment agreements.

If a Named Executive Officer becomes entitled to receive these severance amounts, the Named Executive Officer will also be entitled to the following:

•                      Deemed participation in and accelerated vesting of benefits under the SERP and a lump sum cash payment equal to the actuarial equivalent of the incremental benefits payable under the SERP if the Named Executive Officer were credited with enhanced years of service (two or three years) for purposes of eligibility for participation, eligibility for retirement, for early commencement of actuarial subsidies and for purposes of benefit accrual (modified as described above for Mr. Tansky and Ms. Katz);

•                      Accelerated vesting of any outstanding equity awards held by such Named Executive Officer that are not otherwise accelerated pursuant to the terms under which such awards were granted other than any equity awards granted in connection with the Transactions;

•                      Continuing coverage under our group health, dental and life insurance plans for the Named Executive Officer, their spouse and any dependents for two years (three in the case of Mr. Tansky) (any such medical and dental benefits will become secondary to coverage provided by a subsequent employer) and certain retiree medical coverage benefits; and

•                      Reimbursement for outplacement expenses and merchandise discounts for the Named Executive Officer, his or her spouse and dependents.

Each agreement also contains a tax gross-up provision whereby if the Named Executive Officer incurs any excise tax by reason of his or her receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), the Named Executive Officer will receive a gross-up payment in an amount that would place the Named Executive Officer in the same after-tax position that he or she would have been in if no excise tax had applied.  However, under certain conditions, rather than receive a gross-up payment, the payments payable to the Named Executive Officer will be reduced so that no excise tax is imposed.  As a condition to receiving any payments or benefits under the agreements, the officers must execute a release of claims in respect of their employment with us.

In addition to the change of control termination protection agreements, each of the Named Executive Officers and certain other officers, except for Mr. Tansky, are party to a confidentiality, non-competition and termination benefits agreement that will provide for severance benefits once the change of control termination protection agreements expire if the employment of the affected individual is terminated by the Company other than in the event of death, disability or termination for cause.  These agreements provide for a severance payment equal to one and one-half annual base salary payable over an eighteen month period, and reimbursement for COBRA premiums for the same period.

Cash Incentive Plan

Following the consummation of the Transactions, the Newton Acquisition, Inc. Cash Incentive Plan (the “Cash Incentive Plan”) was adopted to aid in the retention of certain key executives, including the Named Executive Officers.  The Cash Incentive Plan provides for the creation of a $14 million cash bonus pool to be shared by all participants based on the number of vested and unvested stock options and underlying shares that were granted pursuant to the Management Equity Incentive Plan.  Each participant in the Cash Incentive Plan will be entitled to a cash bonus upon the earlier to occur of a change of control or an initial public offering, as defined in the Cash Incentive Plan, provided that the internal rate of return to the Sponsors is positive.

Compensation Committee Interlocks and Insider Participation

In fiscal year 2006 prior to the consummation of the Transactions, Walter J. Salmon, Matina S. Horner, Paula Stern, and John R. Cook served as members of the Compensation Committee.  All were qualified as independent directors and none of them were considered employees during fiscal year 2006.  John R. Cook served as our Senior Vice President and Chief Financial Officer from September 1992 to July 2001.  Following the Acquisition in fiscal year 2006, Jonathan Coslet, Kewsong Lee, and John G. Danhakl served as members of our Compensation Committee.  No officer or employee served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our compensation committee or board.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding equity compensation plans approved by shareholders and equity compensation plans not approved by shareholders as of July 29, 2006.

Plan Category	Number of Securities to be Issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	74,433.077	(1)	$1,445	6,275.6955

Equity compensation plans not approved by security holders	0		$00.00	0

Total	74,433.077		$1,445	6,275.6955

(1)                                  This number represents options issuable under the Management Equity Incentive Plan that was approved by a majority of the shares of common stock of Neiman Marcus, Inc. on November 29, 2005.  The Plan became effective on November 29, 2005 and will expire on November 29, 2015.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of September 15, 2006 by (i) each person we believe owns beneficially more than five percent of our outstanding common stock, (ii) each of our directors, (iii) each of Named Executive Officers and (iv) all directors and executive officers as a group.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of September 15, 2006 by (i) each person we believe owns beneficially more than five percent of our outstanding common stock, (ii) each of our directors, (iii) each of Named Executive Officers and (iv) all directors and executive officers as a group.

Name	Number of Common Shares Beneficially Owned	Percent of Class (1)

Newton Holding, LLC 301 Commerce Street Suite 3300 Fort Worth, Texas 76102	1,000,000	98.79%

Affiliates of Texas Pacific Group(2) 301 Commerce Street Suite 3300 Fort Worth, Texas 76102	1,000,000	98.79%

Affiliates of Warburg Pincus, LLC(3) 466 Lexington Avenue New York, NY 10017	1,000,000	98.79%

David A. Barr(4) 466 Lexington Avenue New York, NY 10017	1,000,000	98.79%

James Coulter(5) 345 California Street, Suite 3300 San Francisco, CA 94104	1,000,000	98.79%

Sidney Lapidus(4) 466 Lexington Avenue New York, NY 10017	1,000,000	98.79%

Kewsong Lee(4) 466 Lexington Avenue New York, NY 10017	1,000,000	98.79%

Burton M. Tansky(6) 1618 Main Street Dallas, TX 75201	10,941	1.07%

Karen W. Katz(7) 1618 Main Street Dallas, TX 75201	6,341	*

James E. Skinner(8) 1618 Main Street Dallas, TX 75201	3,264	*

Brendan L. Hoffman(9) 1618 Main Street Dallas, TX 75201	2,605	*

James J. Gold(10) 754 Fifth Avenue New York, NY10019	2,059	*

Ron Beegle 150 N. Santa Anita Avenue Suite 300 Arcadia, CA 91006	—	*

Jonathan Coslet(5) 345 California Street Suite 3300 San Francisco, CA 94104	—	*

John G. Danhakl 11111 Santa Monica Boulevard Suite 2000 Los Angeles, CA 90025	—	*

Carrie Wheeler(5) 345 California Street Suite 3300 San Francisco, CA 94104	—	*

All current executive officers and directors as a group (17 persons)	1,026,985	99.77%

*  Represents less than 1% of the class.

(1)                                  Percentage of class beneficially owned is based on 1,012,264 common shares outstanding as of September 15, 2006, together with the applicable options to purchase common shares for each shareholder exercisable on September 15, 2006 or within 60 days thereafter.  Shares issuable upon the exercise of options currently exercisable or exercisable 60 days after September 15, 2006 are deemed outstanding for computing the percentage ownership of the person holding the options, but are not deemed outstanding for computing the percentage of any other person.  The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities.  Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security.  A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days.  Under these rules, more than one person may be deemed to be a beneficial owner of such securities as to which such person has voting or investment power.

(2)                                  Includes the 1,000,000 shares owned by Newton Holding, LLC over which TPG Partners IV, L.P., TPG Newton III, LLC and TPG Newton Co-Invest I, LLC (the “TPG Entities”) may be deemed, as a result of their ownership of 41.52% of Newton Holding, LLC’s total outstanding shares and certain provisions under the Newton Holding, LLC operating agreement, to have shared voting or dispositive power.  David Bonderman, James G. Coulter and William S. Price, III are directors, officers and sole shareholders of each of i) TPG Advisors III, Inc., which is the general partner of TPG Partners III, which in turn is the managing member of TPG Newton III, LLC; and ii) TPG Advisors IV, Inc., which is the general partner of TPG GenPar IC, L.P., which in turn is a) the general partner of TPG Partners IV, L.P. and b) the managing member of TPG Newton Co-Invest I, LLC.  By virtue of their position in relation to the TPG Entities, Mr. Bonderman, Mr. Coulter and Mr. Price may be deemed to have investment powers and beneficial ownership with respect to the securities described herein.  Each of Mr. Bonderman, Mr. Coulter and Mr. Price disclaims beneficial ownership of such securities.  Neither Mr. Coslet nor Ms. Wheeler has voting or dispositive power over any of the shares of common stock that may be deemed to be beneficially owned by Texas Pacific Group.

(3)                                  Includes the 1,000,000 shares owned by Newton Holding, LLC over which Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII, C.V. I, Warburg Pincus Germany Private Equity VIII K. G. (collectively, “WP VIII”) and Warburg Pincus Private Equity IX, L.P. (“WP IX”) may be deemed, as a result of their ownership of 43.25% of Newton Holding, LLC’s total outstanding shares and certain provisions under the Newton Holding, LLC operating agreement, to have shared voting or dispositive power.  Warburg Pincus Partners, LLC, a direct subsidiary of Warburg Pincus & Co. (“WP”), is the general partner of WP VIII.  Warburg Pincus IX, LLC, an indirect subsidiary of WP, is the general partner of WP IX.  Warburg Pincus LLC (“WP LLC”) is the manager of each of WP VIII and WP IX.  WP and WP LLC may be deemed to beneficially own all of the shares of common stock owned by WP VIII and WP IX.  Messrs. Barr, Lapidus, and Lee disclaim beneficial ownership of all of the shares of common stock owned by the Warburg Pincus entities.

(4)                                  Messrs. Bar, Lapidus and Lee, as partners of WP and managing directors and members of WP LLC, may be deemed to beneficially own all of the shares of common stock beneficially owned by the Warburg Pincus entities.  Messrs. Barr, Lapidus and Lee disclaim any beneficial ownership of these shares of common stock.

(5)                                  Mr. Coulter, as managing general partner of Texas Pacific Group, may be deemed to beneficially own all of the shares of common stock owned by the TPG Entities.  Mr. Coulter disclaims any beneficial ownership of these shares of common stock.  Neither Mr. Coslet nor Ms. Wheeler has voting or dispositive power over any of the shares of common stock that may be deemed to be beneficially owned by Texas Pacific Group.

(6)                                  Includes 10,012 shares not currently owned, but which are issuable upon the exercise of stock options that are currently exercisable or that become exercisable within 60 days.

(7)                                  Includes 2,314 shares not currently owned, but which are issuable upon the exercise of stock options that are currently exercisable or that become exercisable within 60 days.

(8)                                  Includes 1,157 shares not currently owned, but which are issuable upon the exercise of stock options that are currently exercisable or that become exercisable within 60 days.

(9)                                  Includes 1,157 shares not currently owned, but which are issuable upon the exercise of stock options that are currently exercisable or that become exercisable within 60 days.

(10)                            Includes 1,157 shares not currently owned, but which are issuable upon the exercise of stock options that are currently exercisable or that become exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Newton Holding, LLC Limited Liability Company Operating Agreement

The investment funds associated with or designated by a Sponsor (Sponsor Funds) and certain investors who agreed to co-invest with the Sponsor Funds or through a vehicle jointly controlled by the Sponsors to provide equity financing for the Transactions (Co-Investors), entered into a limited liability company operating agreement in respect of our parent company, Newton Holding, LLC (the “LLC Agreement”).  The LLC Agreement contains agreements among the parties with respect to the election of our directors and the directors of our parent companies, restrictions on the issuance or transfer of interests in us, including tag-along rights and drag-along rights, and other corporate governance provisions (including the right to approve various corporate actions).

Pursuant to the LLC Agreement, each of Texas Pacific Group and Warburg Pincus has the right, which is freely assignable to other members or indirect members, to nominate four directors, and Texas Pacific Group and Warburg Pincus are entitled to jointly nominate additional directors.  The rights of Texas Pacific Group and Warburg Pincus to nominate directors are subject to their ownership percentages in Newton Holding, LLC remaining above a specified percentage of their initial ownership percentage.  Each of the Sponsors has the right to have at least one of its directors sit on each committee of the Board of Directors, to the extent permitted by applicable laws and regulations.

The Sponsors have assigned the right to appoint one of our directors to investment funds that are affiliates of Credit Suisse Securities (USA) LLC and the right to appoint one of our directors to investment funds associated with Leonard Green Partners.

For purposes of any board action, each director nominated by Texas Pacific Group or Warburg Pincus has three votes and each of the directors (including any jointly nominated directors and the directors nominated by investment funds that are affiliates of Credit Suisse Securities (USA) LLC and Leonard Green Partners) has one vote.  Certain major decisions of the board of directors of Newton Holding, LLC require the approval of each of Texas Pacific Group and Warburg Pincus and certain other decisions of the board of directors of Newton Holding, LLC require the approval of a specified number of directors designated by each of Texas Pacific Group and Warburg Pincus, in each case subject to the requirement that their respective ownership percentage in Newton Holding, LLC remains above a specified percentage of their initial ownership percentage.

Registration Rights Agreement

The Sponsor Funds and the Co-Investors entered into a registration rights agreement with us upon completion of the Transactions.  Pursuant to this agreement, the Sponsor Funds can cause us to register their interests in NMG under the Securities Act and to maintain a shelf registration statement effective with respect to such interests.  The Sponsor Funds and the Co-Investors are also entitled to participate on a pro rata basis in any registration of our equity interests under the Securities Act that we may undertake.

Management Services Agreement

In connection with the Transactions, we entered into a management services agreement with affiliates of the Sponsors pursuant to which affiliates of one of the Sponsors received on the closing date of the Acquisition a transaction fee of $25 million in cash in connection with the Transactions.  Affiliates of the other Sponsor waived any cash transaction fee in connection with the Transactions.  In addition, pursuant to such agreement, and in exchange for consulting and management advisory services that will be provided to us by the Sponsors and their affiliates, affiliates of the Sponsors will receive an aggregate annual management fee equal to the lesser of (i) 0.25% of consolidated annual revenue and (ii) $10 million.  Also, affiliates of the Sponsors are entitled to receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with the provision of services pursuant to the agreement.  The management services agreement also provides that affiliates of the Sponsors may receive fees in connection with certain subsequent financing and acquisition or disposition transactions.  The management services agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

Certain Charter and Bylaws Provisions

Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions limiting directors’ obligations in respect of corporate opportunities.  In addition, our amended and restated certificate of incorporation provide that Section 203 of the Delaware General Corporation Law will not apply to the Company.  Section 203 restricts “business combinations” between a corporation and “interested stockholders,” generally defined as stockholders owning 15% or more of the voting stock of a corporation.

Loan to Mr. Tansky

In fiscal 2006, Mr. Tansky had an outstanding loan balance under our former Key Executive Stock Purchase Loan Plan (the “Loan Plan”) in the amount of $369,253.  The loan was used to exercise stock options and discharge tax liabilities, as provided in the Loan Plan.  The loan bore interest at the annual rate of five percent, payable quarterly.  Under the terms of the Loan Plan, loans became due and payable seven months following cessation of employment with us.  Effective July 30, 2002, the Loan Plan was terminated and we have not made any other loans to any executive officer or director under the Loan Plan, nor has the loan to Mr. Tansky been modified in any material way.  The loan to Mr. Tansky was fully paid at closing of the Transactions.  No other executive officer, director or five percent security holder was indebted to us since the beginning of our 2006 fiscal year.  See “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” for a description of the Employment Agreement with Mr. Tansky.

Management Stockholders’ Agreement

Subject to the Management Stockholders’ Agreement, certain members of management, including Burton M. Tansky, Karen W. Katz, James E. Skinner, Brendan L. Hoffman, and James J. Gold, along with 21 other members of management, elected to invest in the Company by contributing cash or equity interests in NMG, or a combination of both, to the Company prior to the merger and receiving equity interests in the Company in exchange therefor immediately after completion of the merger pursuant to rollover agreements with NMG and the Company entered into prior to the effectiveness of the merger.  The aggregate amount of this investment was approximately $25.6 million.  The Management Stockholders’ Agreement creates certain rights and restrictions on these equity interests, including transfer restrictions and tag-along, drag-along, put call and restriction rights in certain circumstances.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee has adopted policies and procedures for pre-approving all audit and permissible non-audit services performed by Deloitte & Touche LLP. Under these policies, the Audit Committee pre-approves the use of audit and audit-related services following approval of the independent registered public accounting firm’s audit plan. All services detailed in the audit plan are considered pre-approved. If, during the course of the audit, the independent registered public accounting firm expects fees to exceed the approved fee estimate between 10 percent and 15 percent, those fees must be pre-approved in advance by the Audit Committee Chairman. If fees are expected to exceed the approved estimate by more than 15 percent, those fees must be approved in advance by the Audit Committee.

Other non-audit services of less than $50,000 that are not restricted services may be pre-approved by both the chief financial officer and the controller, provided those services will not impair the independence of the independent auditor. These services will be considered approved by the Audit Committee, provided those projects are discussed with the Audit Committee at its next scheduled meeting. Services between $50,000 and $100,000 in estimated fees must be pre-approved by the Chairman of the Audit Committee, acting on behalf of the entire Audit Committee. Services of greater than $100,000 in estimated fees must be pre-approved by the Audit Committee. All fee overruns will be discussed with the Audit Committee at the next scheduled meeting.

Principal Accounting Fees and Services

For the fiscal years ended July 29, 2006 and July 30, 2005, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates, which includes Deloitte consulting (collectively, “Deloitte & Touche”).

Audit Fees.  The aggregate fees billed for the audits of the Company’s annual financial statements for the fiscal years ended July 29, 2006 and July 30, 2005 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q were $1,957,000 and $1,346,000, respectively.

Audit-Related Fees.  The aggregate fees billed for audit-related services for the fiscal years ended July 29, 2006 and July 30, 2005 were $1,008,000 and $534,000, respectively. These fees related to accounting research and consultation and attestation services for certain subsidiary companies for the fiscal years ended July 29, 2006 and July 30, 2005.

Tax Fees.  The aggregate fees billed for tax services for the fiscal years ended July 29, 2006 and July 30, 2005 were $83,000 and $47,000, respectively. These fees related to tax compliance and planning for the fiscal years ended July 29, 2006 and July 30, 2005.

The Audit Committee has considered and concluded that the provision of permissible non-audit services is compatible with maintaining Deloitte & Touche’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report.

1.             Financial Statements

The list of financial statements required by this item is set forth in Item 8.

2.             Index to Financial Statement Schedules

Page Number
Report of Independent Registered Public Accounting Firm	F-3
Schedule II—Valuation and Qualifying Accounts and Reserves	75

All other financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable.

3.             Exhibits

Exhibit No.	Exhibit

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

3.1

Amended and Restated Certificate of Incorporation of Neiman Marcus, Inc., incorporated herein by reference to The Neiman Marcus Group, Inc.’s Registration Statement on Form S-1 (Registration No. 333-133184) dated April 10, 2006.

3.2

Amended and Restated Bylaws of Neiman Marcus, Inc., incorporated herein by reference to The Neiman Marcus Group, Inc.’s Registration Statement on Form S-1 (Registration No. 333-133184) dated April 10, 2006.

4.1

Indenture, dated as of May 27, 1998, between The Neiman Marcus Group, Inc. and The Bank of New York, as trustee, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

4.2	Form of 7.125% Senior Notes Due 2028, dated May 27, 1998, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

4.3

Senior Indenture dated as of October 6, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc., the Subsidiary Guarantors, and Wells Fargo Bank, National Association, trustee, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated October 12, 2005.

4.4

Senior Subordinated Indenture dated as of October 6, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc., the Subsidiary Guarantors, and Wells Fargo Bank, National Association, trustee, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated October 12, 2005.

4.5	Form of 9%/9 3/4% Senior Notes due 2015, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated October 12, 2005.

4.6	Form of 10 3/8% Senior Subordinated Notes due 2015, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated October 12, 2005.

4.7

Registration Rights Agreement dated October 6, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc., the Subsidiary Guarantors, The Neiman Marcus Group, Inc., and the Initial Purchasers, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated October 12, 2005.

4.8

First Supplemental Indenture, dated as of July 11, 2006, to the Indenture, dated as of May 27, 1998, among The Neiman Marcus Group, Inc., Neiman Marcus, Inc., and The Bank of New York Trust Company, N.A., as successor trustee, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated July 11, 2006.

4.9

Second Supplemental Indenture, dated as of August 14, 2006, to the Indenture, dated as of May 27, 1998, among The Neiman Marcus Group, Inc., Neiman Marcus, Inc., and The Bank of New York Trust Company, N.A., as successor trustee, incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 15, 2006.

10.1*

Employment Agreement dated as of October 6, 2005 by and among The Neiman Marcus Group, Inc., Newton Acquisition Merger Sub, Inc., Newton Acquisition, Inc., and Burton M. Tansky, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated October 12, 2005.

10.2*

Rollover Agreement dated as of October 4, 2005 by and among The Neiman Marcus Group, Inc., Newton Acquisition, Inc., and Burton M. Tansky, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated October 12, 2005.

10.3*

Form of Rollover Agreement by and among The Neiman Marcus Group, Inc., Newton Acquisition, Inc., and certain members of management, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated October 12, 2005.

10.4

Credit Agreement dated as of October 6, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc., The Neiman Marcus Group, Inc., the Subsidiary Guarantors, Deutsche Bank Trust Company Americas, as administrative agent and collateral agent, Credit Suisse and Deutsche Bank Securities Inc., as joint lead arrangers, Banc of America Securities LLC and Goldman Sachs Credit Partners L.P., as co-arrangers, Credit Suisse, Deutsche Bank Securities Inc., Banc of America Securities LLC and Goldman Sachs Credit Partners L.P., as joint bookrunners, and Credit Suisse, Banc of America Securities LLC and Goldman Sachs Credit Partners L.P., as co-syndication agents, General Electric Capital Corporation as documentation agent and the lenders thereunder, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated October 12, 2005.

10.5

Credit Agreement dated as of October 6, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc., The Neiman Marcus Group, Inc., the Subsidiary Guarantors, Credit Suisse, as administrative agent and collateral agent, Credit Suisse and Deutsche Bank Securities Inc. as joint lead arrangers, Banc of America Securities LLC and Goldman Sachs Credit Partners L.P. as co-arrangers, Credit Suisse, Deutsche Bank Securities Inc., Banc of America Securities LLC and Goldman Sachs Credit Partners L.P. as joint bookrunners, Deutsche Bank Securities Inc., Banc of America Securities LLC and Goldman Sachs Credit Partners L.P. as co-syndication agents and the lenders thereunder, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated October 12, 2005.

10.6

Pledge and Security Agreement dated as of October 6, 2005 among Newton Acquisition Merger Sub, Inc., The Neiman Marcus Group, Inc., Newton Acquisition, Inc., the Subsidiary Guarantors and Deutsche Bank Trust Company Americas, as administrative agent and collateral agent, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated October 12, 2005.

10.7

Pledge and Security and Intercreditor Agreement dated as of October 6, 2005, among Newton Acquisition Merger Sub, Inc., The Neiman Marcus Group, Inc., Newton Acquisition, Inc., the Subsidiary Guarantors and Credit Suisse, as administrative agent and collateral agent, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated October 12, 2005.

10.8

Lien Subordination and Intercreditor Agreement dated as of October 6, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc., the Subsidiary Guarantors, Deutsche Bank Trust Company Americas, as revolving facility agent, and Credit Suisse, as term loan agent, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated October 12, 2005.

10.9

Form of First Priority Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement from The Neiman Marcus Group, Inc. to Credit Suisse, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated October 12, 2005.

10.10

Form of First Priority Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement from The Neiman Marcus Group, Inc. to Credit Suisse, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated October 12, 2005.

10.11

Form of Second Priority Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement from The Neiman Marcus Group, Inc. to Deutsche Bank Trust Company Americas, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated October 12, 2005.

10.12

Form of Second Priority Leasehold Mortgage, Assignment of Lease and Rents, Security Agreement and Financing Statement from The Neiman Marcus Group, Inc. to Deutsche Bank Trust Company Americas, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated October 12, 2005.

10.13

Amendment No. 1 dated as of October 6, 2005 to the Credit Agreement dated as of October 6, 2005 among The Neiman Marcus Group, Inc., Newton Acquisition, Inc., each subsidiary of The Neiman Marcus Group, Inc. from time to time party thereto, the Lenders thereunder, and Credit Suisse, as administrative agent and as collateral agent for the Lenders, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated October 12, 2005.

10.14*	Newton Acquisition, Inc. Management Equity Incentive Plan, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated December 5, 2005.

10.15*

Stock Option Grant Agreement made as of November 29, 2005 between Newton Acquisition, Inc. and Burton M. Tansky, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated December 5, 2005.

10.16*

Form of Stock Option Grant Agreement made as of November 29, 2005 between Newton Acquisition, Inc. and certain eligible key employees, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated December 5, 2005.

10.17

Amendment No. 2 dated as of January 26, 2006 to the Credit Agreement dated as of October 6, 2005, as amended, among The Neiman Marcus Group, Inc., Newton Acquisition, Inc., each subsidiary of The Neiman Marcus Group, Inc. from time to time party thereto, the Lenders thereunder and Credit Suisse, as administrative agent and collateral agent for the Lenders, incorporated by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated January 30, 2006.

10.18*

Employment Agreement between The Neiman Marcus Group, Inc. and Karen Katz, dated February 1, 2006, effective as of October 6, 2005, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated February 1, 2006.

10.19

Management Services Agreement, dated as of October 6, 2005 among Newton Acquisition Merger Sub, Inc., Newton Acquisition, Inc., TPG GenPar IV, L.P., TPG GenPar III, L.P. and Warburg Pincus LLC incorporated herein by reference to The Neiman Marcus Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2006.

10.20

Registration Rights Agreement, dated as of October 6, 2005, among Newton Acquisition Merger Sub, Inc., Newton Acquisition, Inc., Newton Holding, LLC and the “Holders” identified therein as parties thereto incorporated herein by reference to The Neiman Marcus Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2006.

10.21

Amendment No. 1, dated as of March 28, 2006, to the Pledge and Security Intercreditor Agreement dated as of October 6, 2005, among Neiman Marcus, Inc., The Neiman Marcus Group, Inc., the Subsidiaries party thereto and Credit Suisse, as administrative agent and collateral agent, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated March 29, 2006.

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

10.24*

Confidentiality, Non-Competition and Termination Benefits Agreement between Bergdorf Goodman, Inc. and James J. Gold dated May 3, 2004, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.25

Credit Agreement dated as of June 9, 2004 among The Neiman Marcus Group, Inc., the Lenders parties thereof, Bank of America, N.A., as Syndication Agent, Wachovia Bank, N.A., Wells Fargo Bank National Association, and BNP Paribas, as Documentation Agents, and JPMorgan Chase Bank, as Administrative Agent, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.26*	The Neiman Marcus Group, Inc. 2005 Stock Incentive Plan, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated January 21, 2005.

10.27

Stockholder Agreement, dated as of May 1, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc. and the other parties signatory thereto, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated May 4, 2005.

10.28*

Confidentiality, Non-Competition and Termination Benefits Agreement between The Neiman Marcus Group, Inc. and Steven P. Dennis dated September 9, 2004, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated September 9, 2004.

10.29*

Change of Control Termination Protection Agreement between The Neiman Marcus Group, Inc. and Burton M. Tansky, dated April 1, 2005, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005.

10.30*

Form of Change of Control Termination Protection Agreement between The Neiman Marcus Group, Inc. and certain eligible executives, including the Named Executive Officers, dated April 1, 2005, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005.

10.31*

The Neiman Marcus Group, Inc. Executive Change of Control Severance Plan dated April 1, 2005, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005.

10.32*

The Neiman Marcus Group, Inc. General Change of Control Severance Plan dated April 1, 2005, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005.

10.33*	Newton Acquisition, Inc. Cash Incentive Plan effective as of November 29, 2005. (1)

10.34

Management Stockholders’ Agreement dated as of October 6, 2005 between Newton Acquisition, Inc., Newton Holding, LLC, TPG Newton III, LLC, TPG Partners IV, L.P., TPG Newton Co-Invest I, LLC, Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII C.V. I, Warburg Pincus Germany Private Equity VIII K.G , Warburg Pincus Private Equity IX, L.P., and the other parties signatory thereto.  (1)

10.35*	The Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan effective as of January 1, 2006. (1)

12.1	Computation of Ratio of Earnings to Fixed Charges. (1)

14.1	The Neiman Marcus Group, Inc. Code of Ethics and Conduct, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

14.2

The Neiman Marcus Group, Inc. Code of Ethics for Financial Professionals, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended August 2, 2003.

21.1	Subsidiaries of the Company. (1)

23.1	Consent of Deloitte & Touche LLP. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith

*	Management contract or compensatory plan or arrangement.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for the integrity and objectivity of the financial and operating information contained in this Annual Report, including the consolidated financial statements covered by the Report of Independent Registered Public Accounting Firm. These statements were prepared in conformity with generally accepted accounting principles and include amounts that are based on our best estimates and judgment.

We maintain a system of internal controls which provides management with reasonable assurance that transactions are recorded and executed in accordance with its authorizations, assets are properly safeguarded and accounted for, and records are maintained so as to permit preparation of financial statements in accordance with generally accepted accounting principles. This system includes written policies and procedures, an organizational structure that segregates duties, financial reviews and a comprehensive program of periodic audits by the internal auditors. We have also instituted policies and guidelines which require employees to maintain a high level of ethical standards.

In addition, the Audit Committee of the Board of Directors meets periodically with management, the internal auditors and the independent registered public accounting firm to review internal accounting controls, audit results and accounting principles and practices and annually recommends to the Board of Directors the selection of the independent registered public accounting firm.

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under our supervision and with the participation of other key members of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of July 29, 2006. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an unqualified attestation report on management’s assessment of internal control over financial reporting.

BURTON M. TANSKY

President and Chief Executive Officer

JAMES E. SKINNER

Senior Vice President and Chief Financial Officer

T. DALE STAPLETON

Vice President and Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Neiman Marcus, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Neiman Marcus, Inc. and subsidiaries (the Company) as of July 29, 2006 (Successor Company) and July 30, 2005 (Predecessor Company), and the related consolidated statements of earnings, cash flows, and shareholders’ equity for the nine weeks ended October 1, 2005 (Predecessor Company), the forty-three weeks ended July 29, 2006 (Successor Company) and each of the two years in the period ended July 30, 2005 and July 31, 2004 (Predecessor Company). Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”, that the Company maintained effective internal control over financial reporting as of July 29, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 29, 2006 (Successor Company) and July 30, 2005 (Predecessor Company), and the results of its operations and its cash flows for the nine weeks ended October 1, 2005 (Predecessor Company), the forty-three weeks ended July 29, 2006 (Successor Company) and each of the two years in the period ended July 30, 2005 and July 31, 2004 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of July 29, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 29, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/S/ DELOITTE & TOUCHE LLP

Dallas, Texas
September 25, 2006

NEIMAN MARCUS, INC.

CONSOLIDATED BALANCE SHEETS

	(Successor)	(Predecessor)
(in thousands, except shares)	July 29, 2006	July 30, 2005

ASSETS
Current assets:
Cash and cash equivalents	$224,763	$853,419
Accounts receivable, net of allowance	34,024	19,398
Merchandise inventories	804,211	742,891
Deferred income taxes	31,572	16,598
Other current assets	41,286	58,379
Current assets of discontinued operation	—	17,796
Total current assets	1,135,856	1,708,481
Property and Equipment:
Land, buildings and improvements	698,399	793,745
Fixtures and equipment	378,062	806,960
Construction in progress	74,032	118,376
	1,150,493	1,719,081
Less accumulated depreciation and amortization	106,679	867,665
Property and equipment, net	1,043,814	851,416
Customer lists, net	540,631	—
Favorable lease commitments, net	465,197	—
Trademarks	1,667,385	52,180
Goodwill	1,628,981	14,872
Debt issuance costs	97,537	3,526
Other assets	28,560	22,075
Non-current assets of discontinued operation	—	8,110
Total assets	$6,607,961	$2,660,660
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$309,582	$280,432
Accrued liabilities	383,339	326,645
Notes payable and current maturities of long-term liabilities	6,137	200
Current liabilities of discontinued operation	—	9,997
Total current liabilities	699,058	617,274
Long-term liabilities:
Senior secured term loan facility	1,875,000	—
Senior debentures due 2028	120,711	124,823
Senior notes	700,000	—
Senior subordinated notes	500,000	—
Senior notes due 2008	—	124,957
Deferred real estate credits, net	27,647	86,043
Deferred income taxes	1,059,365	—
Other long-term liabilities	192,199	120,973
Non-current liabilities of discontinued operation	—	532
Total long-term liabilities	4,474,922	457,328
Minority interest	6,314	12,112
Predecessor:
Class A common stock ($0.01 par value; authorized 100 million shares; issued 29,774,476 shares)		298
Class B common stock ($0.01 par value; authorized 100 million shares; issued 19,941,833 shares)		199
Successor:
Common stock (par value $0.01 per share, issued 1,012,264 shares)	10
Additional paid-in capital	1,405,373	520,414
Accumulated other comprehensive income (loss)	9,829	(47,030)
Retained earnings	12,455	1,125,726
Treasury stock, at cost (768,731 shares at July 30, 2005)	—	(25,661)
Total shareholders’ equity	1,427,667	1,573,946
Total liabilities and shareholders’ equity	$6,607,961	$2,660,660

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	(Successor)	(Predecessor)
(in thousands)	Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005	Fiscal year ended July 30, 2005	Fiscal year Ended July 31, 2004

Revenues	$3,462,219	$643,377	$3,774,798	$3,483,999
Cost of goods sold including buying and occupancy costs (excluding depreciation)	2,259,137	378,242	2,390,283	2,231,209
Selling, general and administrative expenses (excluding depreciation)	822,104	160,683	931,619	863,403
Income from credit card operations	(49,353)	(7,818)	(71,644)	(55,750)
Depreciation expense	111,086	19,726	106,346	98,051
Amortization of customer lists	45,382	—	—	—
Amortization of favorable lease commitments	14,783	—	—	—
Transaction and other costs	—	23,544	—	—
Loss on disposition of Chef’s Catalog	—	—	15,348	—
Gain on credit card sale	—	—	(6,170)	—
Impairment and other charges	—	—	—	3,853
Operating earnings	259,080	69,000	409,016	343,233
Interest expense (income), net	217,930	(889)	12,302	15,903
Earnings from continuing operations before income taxes and minority interest	41,150	69,889	396,714	327,330
Income taxes	14,636	25,736	145,607	120,191
Earnings from continuing operations before minority interest	26,514	44,153	251,107	207,139
Minority interest in net (earnings) loss of subsidiaries	(204)	347	(3,107)	(2,957)
Earnings from continuing operations	26,310	44,500	248,000	204,182
(Loss) earnings from discontinued operation, net of taxes	(13,855)	(346)	824	650
Net earnings	$12,455	$44,154	$248,824	$204,832

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Successor)	(Predecessor)
(in thousands)	Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005	Fiscal year ended July 30, 2005	Fiscal year ended July 31, 2004

CASH FLOWS—OPERATING ACTIVITIES
Net earnings	$12,455	$44,154	$248,824	$204,832
Loss (earnings) from discontinued operation	13,855	346	(824)	(650)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	111,086	19,726	106,346	98,051
Amortization of debt issue costs	11,728	96	831	370
Amortization of customer lists and favorable lease commitments	60,165	—	—	—
Non-cash charges related to step-up in carrying value of inventory	38,067	—	—	—
Stock-based compensation charges	3,951	19,968	—	—
Deferred income taxes	(65,939)	(6,921)	(15,336)	22,969
Loss on disposition of Chef’s Catalog	—	—	15,348	—
Gain on Credit Card Sale	—	—	(6,170)	—
Net cash received from Credit Card Sale	—	—	533,656	—
Impairment of intangible assets and other charges	—	—	—	3,853
Minority interest	204	(347)	3,107	2,957
Other—primarily costs related to defined benefit pension and other long-term benefit plans	15,315	650	39,138	33,510
	200,887	77,672	924,920	365,892
Changes in operating assets and liabilities:
Increase in accounts receivable	(7,413)	(7,213)	(68,781)	(528,658)
Decrease in undivided interests	—	—	—	242,565
Decrease (increase) in merchandise inventories	111,798	(173,118)	(39,118)	(31,520)
Decrease (increase) in other current assets	10,829	6,264	(4,641)	12,170
Decrease (increase) in other assets	5,627	(2,274)	10,743	(4,454)
Increase in accounts payable and accrued liabilities	56,845	114,417	23,950	39,312
Increase in deferred real estate credits	24,334	4,305	14,868	1,556
Payment of deferred compensation and stock-based awards	(12,901)	—	—	—
Funding of defined benefit pension plan	—	—	(20,000)	(45,000)
Net cash provided by continuing operating activities	390,006	20,053	841,941	51,863
Net cash (used for) provided by discontinued operation	(9,241)	(618)	3,459	709
Net cash provided by operating activities	380,765	19,435	845,400	52,572
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	(140,990)	(26,231)	(199,698)	(119,069)
Acquisition of The Neiman Marcus Group, Inc.	(5,156,423)	—	—	—
Proceeds from sale of Gurwitch Products, L.L.C.	40,752	—	—	—
Net increase in cash restricted for repayment of borrowings under Credit Card Facility	—	—	(40,713)	—
Proceeds from sale of Chef’s Catalog and other assets	—	—	14,419	3,183
Net cash used for continuing investing activities	(5,256,661)	(26,231)	(225,992)	(115,886)
Net cash used for discontinued operation	(3,141)	(80)	(2,837)	(1,404)
Net cash used for investing activities	(5,259,802)	(26,311)	(228,829)	(117,290)

	(Successor)	(Predecessor)
	Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2006	Fiscal year ended July 30, 2005	Fiscal year ended July 31, 2004
CASH FLOWS—FINANCING ACTIVITIES
Proceeds from borrowings	15,250	4,000	5,500	—
Repayment of borrowings	(18,078)	—	(5,613)	—
Borrowings under asset-based revolving credit facility	150,000	—	—	—
Repayment of borrowings under asset-based revolving credit facility	(150,000)	—	—	—
Borrowings under senior term loan facility	1,975,000	—	—	—
Repayment of borrowings under senior term loan facility	(100,000)	—	—	—
Borrowings under senior notes and subordinated debt	1,200,000	—	—	—
Repayment of senior notes due 2008	(134,734)	—	—	—
Borrowings under Credit Card Facility	—	—	—	225,000
Repayment of borrowings under Credit Card Facility	—	—	(112,500)	—
Debt issuance costs paid	(102,854)	—	—	—
Cash equity contributions	1,427,739	—	—	—
Acquisition of treasury stock	—	—	(3,088)	(7,553)
Cash dividends paid	—	(7,346)	(27,398)	(12,632)
Distributions paid	—	—	(3,898)	(3,172)
Proceeds from exercises of stock options and restricted stock grants	—	—	16,100	23,797
Net cash provided by (used for) continuing financing activities	4,262,323	(3,346)	(130,897)	225,440
Net cash (used for) provided by discontinued operation	(2,418)	1,000	(559)	695
Net cash (used for) provided by financing activities	4,259,905	(2,346)	(131,456)	226,135
CASH AND CASH EQUIVALENTS
(Decrease) increase during the year	(619,132)	(9,222)	485,115	161,417
Beginning balance	843,895	853,482	368,367	206,950
Ending balance	224,763	844,260	853,482	368,367
Less cash and cash equivalents of discontinued operation	—	365	63	—
Ending balance of continuing operations	$224,763	$843,895	$853,419	$368,367

Supplemental Schedule of Cash Flow Information:
Cash paid during the year for:
Interest	$181,022	$134	$22,717	$17,833
Income taxes	$22,815	$10,693	$144,626	$104,742
Noncash activities:
Equity contribution from Holding	$25,000	$—	$—	$—
Equity contribution from management shareholders	$17,891	$—	$—	$—
Reduction in equity for deemed dividend to management shareholders	$69,200	$—	$—	$—
Additions to property and equipment	$15,085	$—	$—	$—
Borrowings assumed by HSBC in connection with the Credit Card Sale	$—	$—	$112,500	$—

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stocks			Additional	Accumulated other			Total
(in thousands)	Class A	Class B	Common stock	paid-in capital	comprehensive income (loss)	Retained earnings	Treasury stock	shareholders’ equity
	(Predecessor)		(Successor)
Predecessor:
BALANCE AT AUGUST 2, 2003	282	197	—	$458,520	$(25,573)	$719,442	$(15,020)	$1,137,848
Issuance of 950 shares for stock based compensation awards	10	—	—	23,787	—	—	—	23,797
Acquisition of treasury stock	—	—	—	—	—	—	(7,553)	(7,553)
Cash dividends declared ($0.39 per share)	—	—	—	—	—	(18,944)	—	(18,944)
Other equity transactions	1	2	—	9,542	—	—	—	9,545
Comprehensive income:
Net earnings	—	—	—	—	—	204,832	—	204,832
Adjustments for fluctuations in fair market value of financial instruments, net of tax ($349)	—	—	—	—	(546)	—	—	(546)
Reclassification of amounts to net earnings, net of tax of ($466)	—	—	—	—	(744)	—	—	(744)
Minimum pension liability, net of tax of $13,755	—	—	—	—	22,071	—	—	22,071
Other	—	—	—	—	256	—	—	256
Total comprehensive income								225,869
BALANCE AT JULY 31, 2004	293	199	—	491,849	(4,536)	905,330	(22,573)	1,370,562
Issuance of 491 shares for stock based compensation awards	5	—	—	16,095	—	—	—	16,100
Acquisition of treasury stock	—	—	—	—	—	—	(3,088)	(3,088)
Cash dividends declared ($0.58 per share)	—	—	—	—	—	(28,428)	—	(28,428)
Other equity transactions	—	—	—	12,470	—	—	—	12,470
Comprehensive income:
Net earnings	—	—	—	—	—	248,824	—	248,824
Adjustments for fluctuations in fair market value of financial instruments, net of tax ($706)	—	—	—	—	(1,114)	—	—	(1,114)
Reclassification of amounts to net earnings, net of tax of $349	—	—	—	—	546	—	—	546
Minimum pension liability, net of tax of ($26,511)	—	—	—	—	(42,248)	—	—	(42,248)
Other	—	—	—	—	322	—	—	322
Total comprehensive income								206,330
BALANCE AT JULY 30, 2005	298	199	—	520,414	(47,030)	1,125,726	(25,661)	1,573,946
Stock based compensation expense	—	—	—	19,032	—	—	—	19,032
Other equity transactions	—	—	—	637	—	—	—	637
Comprehensive income:
Net earnings	—	—	—	—	—	44,154	—	44,154
Adjustments for fluctuations in fair market value of financial instruments, net of tax ($593)	—	—	—	—	(950)	—	—	(950)
Reclassification of amounts to net earnings, net of tax of $706	—	—	—	—	1,114	—	—	1,114
Other	—	—	—	—	246	—	—	246
Total comprehensive income								44,564
BALANCE AT OCTOBER 1, 2005	298	199	—	$540,083	$(46,620)	$1,169,880	$(25,661)	$1,638,179

	Common stocks			Additional	Accumulated other			Total
(in thousands)	Class A	Class B	Common stock	paid-in capital	comprehensive income (loss)	Retained earnings	Treasury stock	shareholders’ equity
	(Predecessor)		(Successor)
Successor:
Equity contributions			10	$1,470,622	$—	$—	$—	$1,470,632
Carryover basis adjustment	—	—	—	(69,200)	—	—	—	(69,200)
Stock based compensation expense	—	—	—	3,951	—	—	—	3,951
Comprehensive income:
Net earnings	—	—	—	—	—	12,455	—	12,455
Adjustments for fluctuations in fair market value of financial instruments, net of tax of $6,510	—	—	—	—	9,990	—	—	9,990
Other	—	—	—	—	(161)	—	—	(161)
Total comprehensive income								22,284
BALANCE AT JULY 29, 2006	—	—	10	$1,405,373	$9,829	$12,455	$—	$1,427,667

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

On April 22, 2005, Neiman Marcus, Inc., formerly Newton Acquisition, Inc. (the Company), and its wholly-owned subsidiary, Newton Acquisition Merger Sub, Inc. (Merger Sub), were formed and incorporated in the state of Delaware. On April 29, 2005, the Company received subscriptions for 900 shares of its common stock from Newton Holding, LLC (Holding) in exchange for a capital contribution of $900 and Merger Sub issued 900 shares of its common stock to the Company in exchange for a capital contribution of $900. Holding, the Company and Merger Sub were formed by investment funds affiliated with Texas Pacific Group and Warburg Pincus LLC (the Sponsors) for the purpose of acquiring The Neiman Marcus Group, Inc. (NMG). The equity subscriptions were subsequently funded by the Sponsors.

In connection with the acquisition of NMG, Holding made an aggregate cash equity contribution of $1,420.0 million and a noncash equity contribution of $25.0 million to the Company in exchange for the Company issuing 999,100 shares of its common stock to Holding. In addition, certain members of executive management of the Company made cash equity contributions aggregating $7.7 million and noncash equity contributions, consisting of shares of common stock and common stock options in NMG, aggregating $17.9 million in exchange for 12,264 shares of common stock in the Company.

The acquisition of NMG was completed on October 6, 2005 through the merger of Merger Sub with and into NMG, with NMG being the surviving entity (the Acquisition). Subsequent to the Acquisition, NMG is a subsidiary of the Company, which is controlled by Holding.

Prior to the Acquisition, the Company had no independent assets or operations.  After the Acquisition, the Company represents the Successor to NMG since the Company’s sole asset is its investment in NMG and its operations consist solely of the operating activities of NMG as well as costs incurred by the Company related to its investment in NMG.  For periods prior to the Acquisition, NMG is deemed to be the predecessor to the Company.  As a result, for periods prior to the Transactions, the financial statements of the Company consist of the financial statements of NMG for such periods.  All references to “we” and “our” relate to the Company for periods subsequent to the Transactions and to NMG for periods prior to the Transactions. The Acquisition has been recorded as of October 1, 2005, the beginning of the Company’s October accounting period.  The accompanying consolidated statements of earnings and cash flows present our results of operations and cash flows for the periods preceding the Acquisition (Predecessor) and the periods succeeding the Acquisition (Successor), respectively.

Our fiscal year ends on the Saturday closest to July 31.  All references to fiscal year 2006 relate to the combined period comprised of forty-three weeks ended July 29, 2006 (Successor) and the nine weeks ended October 1, 2005 (Predecessor); all references to fiscal year 2005 relate to the 52 weeks ended July 30, 2005 and all references to fiscal year 2004 related to the 52 weeks ended July 31, 2004.

We have prepared the accompanying audited consolidated financial statements in accordance with generally accepted accounting principles.  In our opinion, the accompanying audited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the applicable periods.

On July 27, 2006, we sold our former majority interest in Gurwitch Products, L.L.C. to Alticor Inc., for pretax net cash proceeds of approximately $40.8 million (Gurwitch Disposition).  See Note 4 for further information.  The Company’s financial statements, accompanying notes and other information provided in this Annual Report on Form 10-K reflect Gurwitch Products, L.L.C. as a discontinued operation for all periods presented.

Certain prior period balances have been reclassified to conform to the current period presentation. Depreciation expense and income from credit card operations are now shown as separate line items on our consolidated statements of earnings.  In prior years, depreciation expense was included in buying and occupancy costs and the income from our credit card operations was included as a reduction to selling, general and administrative expenses.

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

We make estimates and assumptions about future events in preparing our financial statements in conformity with generally accepted accounting principles. These estimates and assumptions affect the amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the consolidated financial statements.

While we believe that our past estimates and assumptions have been materially accurate, the amounts currently estimated are subject to change if we make different assumptions as to the outcome of future events. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. We make adjustments to our assumptions and judgments when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used in preparing the accompanying consolidated financial statements.

Purchase Accounting.  We have accounted for the Acquisition in accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” (SFAS No. 141) whereby the purchase price paid to effect the Acquisition is allocated to state the acquired assets and liabilities at fair value. The Acquisition and the allocation of the purchase price have been recorded as of October 1, 2005, the beginning of our October 2005 accounting period. In connection with the purchase price allocation, we have made estimates of the fair values of our long-lived and intangible assets based upon assumptions related to future cash flows, discount rates and asset lives utilizing currently available information which resulted in  increases in the carrying value of our property and equipment and inventory, the recording of intangible assets for our tradenames, customer lists and favorable lease commitments and the revaluation of our long-term benefit plan obligations, among other things.

Cash and Cash Equivalents.  Cash and cash equivalents primarily consist of cash on hand in the stores, deposits with banks and overnight investments with banks and financial institutions. Cash equivalents are stated at cost, which approximates fair value. Our cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable includes $66.5 million of outstanding checks not yet presented for payment at July 29, 2006 and $45.0 million at July 30, 2005.

Accounts Receivable.  Accounts receivable primarily consist of credit card receivables.

Merchandise Inventories and Cost Of Goods Sold.  We utilize the retail method of accounting for substantially all of our merchandise inventories. Merchandise inventories are stated at the lower of cost or market. The retail inventory method is widely used in the retail industry due to its practicality.

Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio, for various groupings of similar items, to the retail value of inventories. The cost of the inventory reflected on the consolidated balance sheets is decreased by charges to cost of goods sold at the time the retail value of the inventory is lowered through the use of markdowns. Earnings are negatively impacted when merchandise is marked down.

Our sales activities are conducted during two primary selling seasons—Fall and Spring. The Fall selling season is conducted primarily in our first and second quarters and the Spring selling season is conducted primarily in the third and fourth quarters. During each season, we record markdowns to reduce the retail value of our inventories. Factors considered in determining markdowns include current and anticipated demand, customer preferences, age of merchandise and fashion trends. During the season, we record both temporary and permanent markdowns. Temporary markdowns are recorded at the time of sale and reduce the retail value of only the goods sold. Permanent markdowns are designated primarily for clearance activity and reduce the retail value of all goods subject to markdown. At the end of each selling season, we record permanent markdowns for clearance goods remaining in ending inventory.

The areas requiring significant judgment related to the valuation of our inventories include 1) setting the original retail value for the merchandise held for sale, 2) recognizing merchandise for which the customer’s perception of value has declined and appropriately marking the retail value of the merchandise down to the perceived value and 3) estimating the shrinkage that has occurred between physical inventory counts. These judgments and estimates, coupled with the averaging processes within the retail method can, under certain circumstances, produce varying financial results. Factors that can lead to different financial results include 1) determination of original retail values for merchandise held for sale, 2) identification of declines in perceived value of inventories and processing the appropriate retail value markdowns and 3) overly optimistic or conservative estimates of shrinkage. We believe appropriate merchandise valuation and pricing controls minimize the risk that our inventory values would be materially misstated.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. We receive certain allowances to reimburse us for markdowns taken and/or to support the gross margins earned in connection with the sales of the vendor’s merchandise. We recognize these allowances as an increase to gross margin when the allowances are earned and approved by the vendor. Other allowances we receive represent reductions to the amounts paid to acquire the merchandise. We recognize these allowances as a reduction in the cost of the acquired merchandise resulting in an increase to gross margin at the time the goods are sold. The amounts of vendor reimbursements we received did not have a significant impact on the year-over-year change in gross margin during fiscal years 2006, 2005 or 2004. Vendor allowances received were $86.8 million for the forty-three weeks ended July 29, 2006, $2.1 million for the nine weeks ended October 1, 2005, $82.8 million in fiscal year 2005 and $79.3 million in fiscal year 2004.

We obtain certain merchandise, primarily precious jewelry, on a consignment basis in order to expand our product assortment. Consignment merchandise with a cost basis of $251.3 million at July 29, 2006 and $226.8 million at July 30, 2005 is not reflected in our consolidated balance sheets.

Long-lived Assets.  Property and equipment are stated at historical cost less accumulated depreciation. For financial reporting purposes, we compute depreciation principally using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over five to 30 years while fixtures and equipment are depreciated over three to 15 years. Leasehold improvements are amortized over the shorter of the asset life or the lease term. Costs incurred for the development of internal computer software are capitalized and amortized using the straight-line method over three to ten years.

To the extent we remodel or otherwise replace or dispose of property and equipment prior to the end of the assigned depreciable lives, we could realize a loss or gain on the disposition. To the extent assets continue to be used beyond their assigned depreciable lives, no depreciation expense is incurred. We reassess the depreciable lives of our long-lived assets in an effort to reduce the risk of significant losses or gains at disposition and utilization of assets with no depreciation charges. The reassessment of depreciable lives involves utilizing historical remodel and disposition activity and forward-looking capital expenditure plans.

We assess the recoverability of the carrying values of our store assets annually and upon the occurrence of certain events (e.g., opening a new store near an existing store or announcing plans for a store closing). The recoverability assessment requires judgment and estimates of future store generated cash flows. The underlying estimates of cash flows include estimates for future revenues, gross margin rates and store expenses. We base these estimates upon the stores’ past and expected future performance. New stores may require two to five years to develop a customer base necessary to generate the cash flows of our more mature stores. To the extent our estimates for revenue growth and gross margin improvement are not realized, future annual assessments could result in impairment charges.

Goodwill and Intangible Assets.  Goodwill and indefinite-lived intangible assets, such as tradenames, are not subject to amortization. Rather, recoverability of goodwill and indefinite-lived intangible assets is assessed annually and upon the occurrence of certain events. The recoverability assessment requires us to make judgments and estimates regarding fair values. Fair values are determined using estimated future cash flows, including growth assumptions for future revenues, gross margin rates and other estimates. To the extent that our estimates are not realized, future assessments could result in impairment charges.

Customer lists are amortized using the straight-line method over their estimated useful lives, ranging from 5 to 26 years (weighted average life of 13 years).  Favorable lease commitments are amortized straight-line over the remaining lives of the leases, ranging from 6 to 49 years (weighted average life of 33 years).  Total estimated amortization of all acquisition-related intangible assets for the next five fiscal years is currently estimated as follows (in thousands):

2007	$72,889
2008	72,889
2009	72,889
2010	72,889
2011	62,178

Leases.  We lease certain retail stores and office facilities. Stores we own are often subject to ground leases. The terms of our real estate leases, including renewal options, range from 15 to 99 years. Most leases provide for monthly fixed minimum rentals or contingent rentals based upon sales in excess of stated amounts and normally require us to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs. For leases that contain predetermined, fixed calculations of the minimum rentals, we recognize rent expense on a straight-line basis over the lease term.

We receive allowances from developers related to the construction of our stores. We record these allowances as deferred real estate credits which we recognize as a reduction of rent expense on a straight-line basis over the lease term. We received construction allowances aggregating $30.0 million for the forty-three weeks ended July 29, 2006, $2.0 million for the nine weeks ended October 1, 2005, $25.6 million in fiscal year 2005 and $2.3 million in fiscal year 2004.

Financial Instruments.  We use derivative financial instruments to help manage our interest rate risks.  At July 29, 2006, we have outstanding floating and fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million.  These interest rate swap agreements have been designated as cash flow hedges and are recorded at fair value on the consolidated balance sheets.

At July 29, 2006, the fair value of NMG’s interest rate swap agreements was a gain of approximately $20.2 million, which amount is included in other assets.

Benefit Plans.  We sponsor a noncontributory defined benefit pension plan (Pension Plan) covering substantially all full-time employees and an unfunded supplemental executive retirement plan (SERP Plan) which provides certain employees additional pension benefits. In calculating our obligations and related expense, we make various assumptions and estimates, after consulting with outside actuaries and advisors. The annual determination of expense involves calculating the estimated total benefits ultimately payable to plan participants and allocating this cost to the periods in which services are expected to be rendered. We use the projected unit credit method in recognizing pension liabilities. The Pension and SERP Plans are valued annually as of the beginning of each fiscal year.

Significant assumptions related to the calculation of our obligations include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future, the expected long-term rate of return on assets held by the Pension Plan and the average rate of compensation increase by plan participants. We review these actuarial assumptions annually based upon currently available information.

Self-insurance and Other Employee Benefit Reserves.  We use estimates in the determination of the required accruals for general liability, workers’ compensation and health insurance as well as short-term disability, supplemental executive retirement benefits and postretirement health care benefits. We base these estimates upon an examination of historical trends, industry claims experience and, in certain cases, calculations performed by third-party actuaries. Projected claims information may change in the future and may require us to revise these reserves.

Other Long-term Liabilities.  Other long-term liabilities consist primarily of certain employee benefit obligations, postretirement health care benefit obligations and the liability for scheduled rent increases.

Revenues.  Revenues include sales of merchandise and services, net commissions earned from leased departments in our retail stores and delivery and processing revenues related to merchandise sold. We recognize revenues from our retail operations at the later of the point of sale or the delivery of goods to the customer. We recognize revenues from our direct marketing operation when the merchandise is delivered to the customer.

We maintain reserves for anticipated sales returns primarily based on our historical trends related to returns by our retail and Direct Marketing customers.

Buying and Occupancy Costs.  Our buying costs consist primarily of salaries and expenses incurred by our merchandising and buying operations. Occupancy costs primarily include rent, property taxes and operating costs of our retail, distribution and support facilities and exclude depreciation expense.

Selling, General and Administrative Expenses (excluding depreciation).  Selling, general and administrative expenses are comprised principally of the costs related to employee compensation and benefits in the selling and administrative support areas, preopening expenses, advertising and catalog costs and insurance expense.

We receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendors’ merchandise. These allowances are netted against the related compensation expense that we incur. Amounts received from vendors related to compensation programs were $49.4 million for the forty-three weeks ended July 29, 2006, $10.1 million for the nine weeks ended October 1, 2005, $53.2 million in fiscal year 2005 and $46.3 million in fiscal year 2004.

We incur costs to advertise and promote the merchandise assortment offered by both Specialty Retail stores and Direct Marketing. Advertising costs incurred by our Specialty Retail stores consist primarily of print media costs related to promotional materials mailed to our customers. These costs are expensed at the time of mailing to the customer. Advertising costs incurred by Direct Marketing relate to the production, printing and distribution of our print catalogs and the production of the photographic content on our websites. We amortize the costs of print catalogs during the periods we expect to generate revenues from such catalogs, generally three to six months. We expense the costs incurred to produce the photographic content on our websites at the time the images are first loaded onto the website. We expense website design costs as incurred.

Deferred catalog costs included in other current assets in the consolidated balance sheets were $7.0 million as of July 29, 2006 and $8.7 million as of July 30, 2005.  Net advertising expenses were $99.3 million for the forty-three weeks ended July 29, 2006, $14.7 million for the nine weeks ended October 1, 2005, $117.5 million in fiscal year 2005 and $122.3 million in fiscal year 2004.

Consistent with industry practice, we receive advertising allowances from certain of our merchandise vendors. Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media. As a result, these allowances are recorded as a reduction of our advertising costs when earned. Vendor allowances earned and recorded as a reduction to selling, general and administrative expenses aggregated approximately $43.1 million for the forty-three weeks ended July 29, 2006, $18.6 million for nine weeks ended October 1, 2005, $57.5 million in fiscal year 2005 and $55.3 million in fiscal year 2004.

Preopening expenses primarily consist of payroll and related media costs incurred in connection with new and replacement store openings and are expensed when incurred.  We incurred preopening expenses of $7.4 million for the forty-three weeks ended July 29, 2006, $3.9 million for the nine weeks ended October 1, 2005, and $5.9 million in fiscal year 2005.  We had no preopening expenses in fiscal year 2004.

Income from credit card operations.  We sold our proprietary credit card accounts to HSBC on July 7, 2005 (Credit Card Sale).  As a part of the Credit Card Sale, we entered into a long-term marketing and servicing alliance with HSBC. Under the terms of this alliance, HSBC offers credit card and non-card payment plans bearing our brands and we receive ongoing payments from HSBC based on credit card sales and compensation for marketing and servicing activities (HSBC Program Income).  We recognize HSBC Program Income when earned.

Prior to the Credit Card Sale, we extended credit to certain of our customers pursuant to our proprietary retail credit card program.  Our credit card operations generated finance charge income, net of credit losses, which was recognized as income when earned and we maintained reserves for potential credit losses. We evaluated the collectibility of our accounts receivable based on a combination of factors, including analysis of historical trends, aging of accounts receivable, write-off experience and expectations of future performance.

In connection with a revolving Credit Card Facility (Credit Card Facility) established in September 2000, we transferred substantially all of our credit card receivables to a wholly-owned subsidiary which in turn sold such receivables to the Neiman Marcus Credit Card Master Trust (Trust).  In connection with the Credit Card Sale, HSBC assumed our outstanding obligations pursuant to the Credit Card Facility.

At the inception of the Credit Card Facility in September 2000, the Trust issued certificates representing undivided interests in the credit card receivables to both third-party investors (Sold Interests) and to NMG (Retained Interests).  We held Retained Interests represented by the Class B Certificate ($23.8 million face value), the Class C Certificate ($68.2 million face value) and the Seller’s Certificate (representing the excess of the total receivables sold to the Trust over the Sold Interests and the Class B and Class C Certificates). In addition, we held rights to certain residual cash flows comprised of excess finance charge collections (IO Strip).  From the inception of the Credit Card Facility until December 2003, our transfers and sales of credit card receivables pursuant to the terms of the Credit Card Facility were accounted for as sales (Off-Balance Sheet Accounting). During the periods for which the monthly transfers to the Trust qualified for Off-Balance Sheet Accounting, we recognized income on our Retained Interests on the basis of their estimated yield to maturity and gains on the Sold Interests arising from the monthly transfers of new credit card receivables to the Trust.

Under the Credit Card Facility, we serviced the credit card receivables for a contractually defined servicing fee. We earned servicing fees of $5.4 million in fiscal year 2005 and $6.3 million in fiscal year 2004.

Gift Cards.  We sell gift cards at our Specialty Retail stores and through our Direct Marketing operation. Unredeemed gift cards aggregated $30.1 million at July 29, 2006 and $25.6 million at July 30, 2005. The gift cards sold to our customers have no stated expiration dates and are subject to actual and/or potential escheatment rights in various of the jurisdictions in which we operate. As a result, we have not reversed any unredeemed gift card balances into income in fiscal years 2006, 2005 or 2004 pending a final determination as to the invalidity of current and potential escheatment claims in any applicable jurisdictions with respect to the unredeemed balances of gift cards.

Loyalty Programs.  We maintain customer loyalty programs in which customers accumulate points for qualifying purchases. Upon reaching certain levels, customers may redeem their points for gifts. Generally, points earned in a given year must be redeemed no later than 90 days subsequent to the end of the annual program period.

The estimates of the costs associated with the loyalty programs require us to make assumptions related to customer purchasing levels, redemption rates and costs of awards to be chosen by our customers. Our customers redeem a substantial portion of the points earned in connection with our loyalty programs for gift cards. At the time the qualifying sales giving rise to the loyalty program points are made, we defer the portion of the revenues on the qualifying sales transactions equal to the estimate of the retail value of the gift cards to be issued upon conversion of the points to gift cards. We record the deferral of revenues related to gift card awards under our loyalty programs as a reduction of revenues. In addition, we charge the cost of all other awards under our loyalty programs to cost of goods sold.

Stock-Based Compensation.  The Predecessor previously accounted for stock-based compensation awards to employees in accordance with APB No. 25 and its related interpretations. Accordingly, we recognized compensation expense on our restricted stock awards but did not recognize compensation expense for stock options since all options granted had an exercise price equal to the market value of our common stock on the grant date. We did not adopt the previous voluntary expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), whereby the fair value of stock-based compensation awards would have been expensed over the terms of awards. However, consistent with the disclosure requirements of SFAS No. 123, we made pro forma disclosures of the effect that application of the fair value expense recognition provisions of SFAS No. 123 would have had on our net earnings.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). This standard is a revision of SFAS No. 123 and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We adopted SFAS No. 123(R) as of the beginning of our first quarter of fiscal year 2006 using the modified prospective method, which required us to record stock compensation for all unvested and new awards as of the adoption date. Accordingly, we have not restated prior period amounts presented herein.

In connection with the adoption of the provisions of SFAS No. 123(R), we recorded non-cash charges for stock compensation of approximately $20.0 million in the period from July 31, 2005 to October 1, 2005 primarily as a result of the accelerated vesting of all Predecessor options and restricted stock in connection with the Transactions (see Note 2).

The following table illustrates the pro forma effect on net earnings for periods prior to the adoption of SFAS No. 123(R) as if the Predecessor had applied the fair value recognition provisions of SFAS No. 123 during fiscal years 2005 and 2004:

	Fiscal years ended
(in thousands)	July 30, 2005	July 31, 2004

Net earnings:
As reported	$248,824	$204,832
Add: stock-based employee compensation recorded under intrinsic value method, net of related taxes	4,999	3,119
Less: stock-based employee compensation expense determined under fair value method, net of related taxes	(13,302)	(11,806)
Pro forma net earnings	$240,521	$196,145

The Predecessor estimated the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal years 2005 and 2004:

	Fiscal years ended
	July 30, 2005	July 31, 2004
Expected life (years)	5	5
Expected volatility	25.0%	32.7%
Risk-free interest rate	3.3%	3.1%
Dividend yield	1.0%	—

The weighted-average fair value of options granted was $14.38 in fiscal year 2005 and $14.79 in fiscal year 2004.

The effects on pro forma net earnings of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net earnings for future periods due to such factors as the vesting periods of stock options and the potential issuance of additional stock options in future years.

Income Taxes.  We are routinely under audit by federal, state or local authorities in the area of income taxes. These audits include questioning the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various tax filing positions, we accrue charges for probable exposures. Based on our annual evaluations of tax positions, we believe we have appropriately accrued for probable exposures. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of recorded reserves, our effective tax rate in a given financial statement period could be materially impacted.

Recent Accounting Pronouncements.   In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47). FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. We adopted FIN 47 as of the beginning of fiscal year 2006 with no material impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions.  This Interpretation requires that we recognize in our consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position.  FIN 48 will be effective for the first fiscal year beginning after December 15, 2006, or our fiscal year ending August 2, 2008.  We have not yet evaluated the impact, if any, of adopting FIN 48 on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108).  SAB 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet.  We will be required to adopt the provisions of SAB 108 in fiscal year 2007.  We currently do not believe that the adoption of SAB 108 will have a material impact on our consolidated financial statements.

NOTE 2.  THE TRANSACTIONS

The Transactions.  As discussed in Note 1, the Acquisition was completed on October 6, 2005 and was financed by:

•                  Borrowings under a senior secured asset-based revolving credit facility (Asset-Based Revolving Credit Facility) and a secured term loan credit facility (Senior Secured Term Loan Facility) (collectively, the Secured Credit Facilities);

•                  the issuance of 9.0%/9.75% senior notes due 2015 (Senior Notes);

•                  the issuance of 10.375% senior subordinated notes due 2015 (Senior Subordinated Notes); and

•                  equity investments funded by direct and indirect equity investments from the Sponsors, co-investors and management.

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

•                  the ratable provision of security to our 7.125% senior debentures due 2028 (2028 Debentures) pursuant to the terms thereof; and

•                  the termination of a previous $350 million unsecured revolving credit agreement (Credit Agreement).

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

NOTE 3.  PURCHASE ACCOUNTING

We have accounted for the Acquisition in accordance with the provisions of SFAS No. 141, whereby the purchase price paid to effect the Acquisition is allocated to state the acquired assets and liabilities at fair value. The Acquisition and the allocation of the purchase price have been recorded as of October 1, 2005, the beginning of our October accounting period. The purchase price was approximately $5,461.7 million. The sources and uses of funds in connection with the Transactions and the redemption of our 2008 Notes are summarized below (in millions):

Sources
Asset-Based Revolving Credit Facility	$150.0
Secured Term Loan Facility	1,975.0
Senior Notes	700.0
Senior Subordinated Notes	500.0
Cash on hand	666.1
Equity contribution—cash	1,427.7
Equity contribution—non-cash	42.9
Total sources	$5,461.7

Uses
Consideration paid to stockholders (including non-cash management rollover of $17.9 million)	$5,110.8
Transaction costs (including non-cash items of $18.8 million)	82.3
Redemption of existing 2008 Notes	134.7
Debt issuance costs (including non-cash items of $6.3 million)	109.2
Payment of deferred compensation obligations and other accrued liabilities	24.7
Total uses	$5,461.7

In connection with the purchase price allocation, we have made estimates of the fair values of our long-lived and intangible assets based upon assumptions related to future cash flows, discount rates and asset lives utilizing currently available information. As of July 29, 2006, we have recorded purchase accounting adjustments to increase the carrying value of our property and equipment and inventory, to establish intangible assets for our tradenames, customer lists and favorable lease commitments and to revalue our long-term benefit plan obligations, among other things.

The purchase price has been allocated as follows (in millions):

Cash consideration:
Paid to shareholders		$5,092.9
Transaction costs		63.5
		5,156.4
Non-cash consideration		36.7
Total consideration		5,193.1

Net assets acquired at historical cost		1,638.2
Adjustments to state acquired assets at fair value:
1) Increase carrying value of property and equipment	$137.8
2) Increase carrying value of inventory	38.1
3) Write-off historical goodwill and tradenames	(71.5)
4) Record intangible assets acquired
Customer lists	586.0
Favorable lease commitments	480.0
Tradenames	1,667.4
5) Write-off other assets, primarily debt issue costs	(3.7)
6) Adjustment to state 2008 Notes at redemption value	(6.2)
7) Adjustment to state 2028 Debentures at fair value	4.5
8) Write-off deferred real estate credits	90.2
9) Increase in long-term benefit obligations, primarily pension obligations	(57.6)
10) Tax impact of purchase accounting adjustments	(1,049.3)
11) Increase carrying values of assets of Gurwitch Products, L.L.C.	41.0
Deemed dividend to management shareholders	69.2	1,925.9
Net assets acquired at fair value		3,564.1
Goodwill at Acquisition date		$1,629.0

Pro Forma Financial Information.  The following unaudited pro forma results of operations assume that the Transactions occurred on August 1, 2004. The following unaudited pro forma results reflect Gurwitch Products, L.L.C. as a discontinued operation and do not give effect to the sale of our credit card receivables, which was completed on July 7, 2005, or the disposition of Chef’s Catalog, which was completed on November 8, 2004.  This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Transactions had actually occurred on that date, nor the results that may be obtained in the future.

	Fiscal years ended
	July 29, 2006	July 30, 2005

Revenues	$4,105,596	$3,774,798
Net income	$44,692	$35,517

Pro forma adjustments for fiscal year 2006 consist primarily of adjustments for the nine-week Predecessor period prior to the Acquisition for 1) depreciation and amortization charges of $13.4 million and 2) interest expense of $44.4 million offset by 3) the reversal of the historical non-cash charges of $39.6 million to cost of goods sold recorded subsequent to the Acquisition related to the step-up in the carrying value of our inventories as of the Acquisition date.

Pro forma adjustments for fiscal year 2005 consist primarily of 1) non-cash charges of $39.6 million to cost of goods sold related to the step-up in the carrying value of our inventories as of the Acquisition date, 2) depreciation and amortization charges aggregating $77.5 million and 3) interest expense of $225.0 million.

NOTE 4.  DISPOSITION OF GURWITCH PRODUCTS, L.L.C.

On July 27, 2006, we sold our former majority interest in Gurwitch Products, L.L.C. to Alticor Inc., for pretax net cash proceeds of approximately $40.8 million (Gurwitch Disposition).  Gurwitch Products, L.L.C. designs and markets Laura Mercier cosmetics line and had annual revenues of approximately $71.6 million in fiscal year 2006.  At July 27, 2006, Gurwitch Products, L.L.C. had 1) net tangible assets, primarily accounts receivable, inventory and property and equipment of $31.6 million, 2) net intangible assets and goodwill of $40.7 million and 3) total liabilities of $31.5 million. In addition, we recorded tax expense of $13.3 million, payable by the Company, on the excess of the tax over book gain realized in connection with the Gurwitch Disposition. The Company’s consolidated financial statements, accompanying notes and other information provided in this Annual Report on Form 10-K reflect Gurwitch Products, L.L.C. as a discontinued operation for all periods presented.

NOTE 5.  TRANSACTIONS WITH SPONSORS

In connection with the Transactions, we entered into a management services agreement with affiliates of the Sponsors pursuant to which affiliates of one of the Sponsors received on the closing date a transaction fee of $25 million in cash. Affiliates of the other Sponsor waived any cash transaction fee in connection with the Transactions.

In addition, pursuant to such agreement, and in exchange for on-going consulting and management advisory services that will be provided to us by the Sponsors and their affiliates, affiliates of the Sponsors will receive an aggregate annual management fee equal to the lesser of (i) 0.25% of our consolidated annual revenues or (ii) $10 million. Affiliates of the Sponsors will also receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with services provided pursuant to the agreement. These management fees are payable quarterly in arrears. During the forty-three weeks ended July 29, 2006, we recorded management fees of $8.7 million, which are included in selling, general and administrative expenses in the consolidated statement of earnings.

The management services agreement also provides that affiliates of the Sponsors may receive future fees in connection with certain subsequent financing and acquisition or disposition transactions. The management services agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

NOTE 6.  CREDIT CARD RECEIVABLES

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

Prior to the Credit Card Sale.  Prior to the Credit Card Sale on July 7, 2005, we transferred substantially all of our credit card receivables to a wholly-owned subsidiary, Neiman Marcus Funding Corporation, which in turn sold such receivables to the Neiman Marcus Credit Card Master Trust (Trust) pursuant to a revolving credit card securitization program (the Credit Card Facility). At the inception of the Credit Card Facility in September 2000, the Trust issued certificates representing undivided interests in the credit card receivables to both third-party investors (Sold Interests) and to the Company (Retained Interests). From the inception of the Credit Card Facility until December 2003, our transfers and sales of credit card receivables pursuant to the terms of the Credit Card Facility were accounted for as sales (Off-Balance Sheet Accounting). As a result, $225.0 million of credit card receivables were removed from our balance sheet at the inception of the Credit Card Facility and the Trust’s $225.0 million repayment obligation to the holders of the certificates representing the Sold Interests was not shown as a liability on our consolidated balance sheet.

The Sold Interests were represented by Class A Certificates, aggregating $225.0 million at face value. The holders of the Class A Certificates were entitled to monthly interest distributions at the contractually-defined rate of one month LIBOR plus 0.27% annually. The distributions to the Class A Certificate holders were payable from the finance charge income generated by the credit card receivables held by the Trust. In order to maintain the committed level of securitized assets, cash collections on the securitized receivables were used by the Trust to purchase new credit card balances from us in accordance with the terms of the Credit Card Facility.

We held Retained Interests represented by the Class B Certificate ($23.8 million face value), the Class C Certificate ($68.2 million face value) and the Seller’s Certificate (representing the excess of the total receivables sold to the Trust over the Sold Interests and the Class B and Class C Certificates). In addition, we held rights to certain residual cash flows comprised of excess finance charge collections (IO Strip). Pursuant to the terms of the Trust, our rights to payments with respect to the Class B Certificate, the Class C Certificate, the Seller’s Certificate and the IO Strip were subordinated to the rights of the holders of the Class A Certificates. As a result, the credit quality of the Class A Certificates was enhanced, thereby lowering the interest cost paid by the Trust on the Class A Certificates. Recourse to the Company with respect to the sale of assets was limited to our Retained Interests.  Changes in the fair value of the IO Strip were reflected as a component of other comprehensive income. Income was recorded on the Retained Interests on the basis of their estimated effective yield to maturity.

Under the Credit Card Facility, we serviced the credit card receivables for a contractually defined servicing fee.  We earned servicing fees of $5.4 million in 2005 and $6.3 million in 2004.

Transfers to the Trust ceased to qualify for Off-Balance Sheet Accounting beginning in December 2003 since the receivables transferred after November 2003 were subject to our future repurchase based upon the provisions of the Credit Card Facility. Rather, these transfers were recorded as secured borrowings (Financing Accounting). As a consequence, the credit card receivables generated after November 2003 remained on our balance sheet as assets and the portions of Class A Certificates that funded such receivables were reflected as a liability. The transition period from Off-Balance Sheet Accounting to Financing Accounting (Transition Period) lasted approximately four months (December 2003 to March 2004). During the Transition Period, cash collections of receivables were allocated to the previous Sold Interests and Retained Interests until such time as those balances were reduced to zero. By the end of the Transition Period, our entire credit card portfolio was included in accounts receivable in our consolidated balance sheet and the $225.0 million repayment obligation was shown as a liability.

As of the start of the Transition Period in December 2003, the carrying value of the Sold and Retained Interests exceeded face value by approximately $7.6 million as a result of the application of the provisions of current accounting rules related to the calculation of the gains on sale of the previous Sold Interests and the valuation of both Sold and Retained Interests. During the Transition Period, the $7.6 million premium was amortized as a reduction of our net earnings from our credit card portfolio. Of the $7.6 million premium, $5.3 million was amortized in the second quarter of fiscal year 2004 and the remaining $2.3 million was amortized in the third quarter of fiscal year 2004.

Beginning in April 2005, cash collections were used by the Trust to repay the $225.0 million principal balance of the Class A Certificates in six monthly installments of $37.5 million (Amortization Period). Prior to the Credit Card Sale, we had repaid $112.5 million of the principal balance of the Class A Certificates and had placed $40.7 million on deposit with the Trust to fund future repayment obligations. In connection with the Credit Card Sale, HSBC assumed the remaining obligations related to the outstanding Class A Certificates.

The table below summarizes the amount of cash flows between us and the Trust (prior to the Credit Card Sale in July 2005):

	(Predecessor)
	Fiscal years ended
(in millions)	July 30, 2005	July 31, 2004

Principal collections:
Reinvested by the Trust in revolving period securitizations	$2,013.4	$1,958.9
Reinvested portion allocable to Retained Interests	—	483.4
Servicing fees received by the Company	5.4	6.3
Excess cash flows related to the IO Strip	$52.4	$53.6

The table below provides historical credit card delinquencies and net credit losses:

(Predecessor)
(in millions, except percentages)	Fiscal year ended July 31, 2004

Total face value of receivables	$527.7
Delinquent principal over 90 days	1.8%
Annual credit losses (net of recoveries)	$14.3

A summary of the income earned in connection with our proprietary credit card program is as follows:

	(Successor)	(Predecessor)
(in thousands)	Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005	Fiscal year ended July 30, 2005	Fiscal year ended July 31, 2004

Income:
HSBC Program Income	$49,353	$7,818	$2,157	$—
Finance charge income	—	—	78,706	39,936
Servicing fee income	—	—	5,437	6,340
Gain on sales of Sold Interests	—	—	—	3,189
Income from Retained Interests, net	—	—	—	21,478
Expenses:
Bad debt, net	—	—	(14,656)	(7,610)
Amortization of premium	—	—	—	(7,583)
	$49,353	$7,818	$71,644	$55,750

NOTE 7.  GOODWILL AND INTANGIBLE ASSETS

The significant components of goodwill and intangible assets, by our operating segments, are as follows:

(in thousands)	Specialty Retail	Direct Marketing	Other	Total

Predecessor
Trademarks (indefinite lives)	$—	$23,700	$28,480	$52,180
Goodwill	—	14,872	—	14,872
Balance at July 30, 2005 and October 1, 2005	$—	$38,572	$28,480	$67,052

Successor
Customer lists	$490,314	$86,174	$9,525	$586,013
Accumulated amortization	(32,642)	(12,215)	(525)	(45,382)
Customer lists, net	457,672	73,959	9,000	540,631

Favorable lease commitments	479,954	—	—	479,954
Accumulated amortization	(14,757)	—	—	(14,757)
Favorable lease commitments, net	465,197	—	—	465,197

Trademarks (indefinite lives)	1,406,030	215,758	45,597	1,667,385
Goodwill	1,286,881	291,200	50,900	1,628,981
Balance at July 29, 2006	$3,615,780	$580,917	$105,497	$4,302,194

NOTE 8.  ACCRUED LIABILITIES

The significant components of accrued liabilities are as follows:

	(Successor)	(Predecessor)
	July 29, 2006	July 30, 2005

Accrued salaries and related liabilities	$65,853	$65,982
Amounts due customers	48,045	44,214
Self-insurance reserves	45,505	43,209
Sales returns reserves	43,742	35,170
Interest payable	40,337	3,005
Income taxes payable	32,670	19,702
Sales tax	21,824	15,071
Loyalty program liability	18,127	16,780
Other	67,236	83,512
Total	$383,339	$326,645

NOTE 9.  LONG-TERM DEBT

The significant components of our long-term debt are as follows:

		(Successor)	(Predecessor)
	Interest Rate	July 29, 2006	July 30, 2005

Asset-Based Revolving Credit Facility	variable	$—	$—
Senior Secured Term Loan Facility	variable	1,875,000	—
2028 Debentures	7.125%	120,711	124,823
Senior Notes	9.0%/9.75%	700,000	—
Senior Subordinated Notes	10.375%	500,000	—
2008 Notes	6.65%	—	124,957
Credit Card Facility	variable	—	—
Long-term debt		$3,195,711	$249,780

Senior Secured Asset-Based Revolving Credit Facility.  On October 6, 2005, in connection with the Transactions, NMG entered into a credit agreement and related security and other agreements for a senior secured Asset-Based Revolving Credit Facility with Deutsche Bank Trust Company Americas as administrative agent and collateral agent. The Asset-Based Revolving Credit Facility provides financing of up to $600.0 million, subject to a borrowing base equal to at any time the lesser of 80% of eligible inventory (valued at the lower of cost or market value) and 85% of net orderly liquidation value of the eligible inventory, less certain reserves. The Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice. At the closing of the Transactions, NMG utilized $150.0 million of the Asset-Based Revolving Credit Facility for loans and approximately $16.5 million for letters of credit. In the second quarter of fiscal year 2006, NMG repaid all loans under the Asset-Based Revolving Credit Facility. As of July 29, 2006, NMG had $570.9 million of unused borrowing availability under the Asset-Based Revolving Credit Facility based on a borrowing base of over $600.0 million and after giving effect to $29.1 million used for letters of credit.

The Asset-Based Revolving Credit Facility provides that NMG has the right at any time to request up to $200.0 million of additional commitments, but the lenders are under no obligation to provide any such additional commitments, and any increase in commitments will be subject to customary conditions precedent. If NMG were to request any such additional commitments and the existing lenders or new lenders were to agree to provide such commitments, the Asset-Based Revolving Credit Facility size could be increased to up to $800.0 million, but NMG’s ability to borrow would still be limited by the amount of the borrowing base.

Borrowings under the Asset-Based Revolving Credit Facility bear interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank Trust Company Americas and (2) the federal funds effective rate plus  1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. The initial applicable margin is 0% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings. The applicable margin is subject to adjustment based on the historical availability under the Asset-Based Revolving Credit Facility. In addition, NMG is required to pay a commitment fee of 0.375% per annum in respect of the unutilized commitments. If the average revolving loan utilization is 50% or more for any applicable period, the commitment fee will be reduced to 0.250% for such period. The Company must also pay customary letter of credit fees and agency fees.

If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Asset-Based Revolving Credit Facility exceeds the lesser of (i) the commitment amount and (ii) the borrowing base, NMG will be required to repay outstanding loans or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. If the amount available under the Asset-Based Revolving Credit Facility is less than $60 million or an event of default has occurred, NMG will be required to repay outstanding loans and cash collateralize letters of credit with the cash NMG would then be required to deposit daily in a collection account maintained with the agent under the Asset-Based Revolving Credit Facility. The Company may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time without premium or penalty other than customary “breakage” costs with respect to LIBOR loans. There is no scheduled amortization under the Asset-Based Revolving Credit Facility; the principal amount of the loans outstanding is due and payable in full on October 6, 2010.

All obligations under the Asset-Based Revolving Credit Facility are guaranteed by the Company and certain of NMG’s existing and future domestic subsidiaries (excluding, among others, Kate Spade LLC). As of July 29, 2006, the liabilities of

NMG’s non-guarantor subsidiaries totaled approximately $21.0 million, or 0.4% of consolidated liabilities, and the assets of NMG’s non-guarantor subsidiaries aggregated approximately $143.3 million, or 2.2% of consolidated total assets. All obligations under NMG’s Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of NMG’s assets and the assets of NMG and NMG’s subsidiaries that have guaranteed the Asset-Based Revolving Credit Facility (subsidiary guarantors), including:

•                  a first-priority security interest in personal property consisting of inventory and related accounts, cash, deposit accounts, all payments received by NMG or the subsidiary guarantors from credit card clearinghouses and processors or otherwise in respect of all credit card charges for sales of inventory by NMG and the subsidiary guarantors, certain related assets and proceeds of the foregoing; and

•                  a second-priority pledge of 100% of NMG’s capital stock and certain of the capital stock held by NMG, the Company or any subsidiary guarantor (which pledge, in the case of any foreign subsidiary is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary); and

•                  a second-priority security interest in, and mortgages on, substantially all other tangible and intangible assets of NMG, the Company and each subsidiary guarantor, including a significant portion of NMG’s material owned and leased real property (which currently consists of approximately half of NMG’s full-line retail stores) and equipment.

Capital stock and other securities of a subsidiary of NMG that are owned by NMG or any subsidiary guarantor will not constitute collateral under NMG’s Asset-Based Revolving Credit Facility to the extent that such securities cannot secure NMG’s 2028 Debentures or other secured public debt obligations without requiring the preparation and filing of separate financial statements of such subsidiary in accordance with applicable Securities and Exchange Commission’s rules. As a result, the collateral under NMG’s Asset-Based Revolving Credit Facility will include shares of capital stock or other securities of subsidiaries of NMG or any subsidiary guarantor only to the extent that the applicable value of such securities (on a subsidiary-by-subsidiary basis) is less than 20% of the aggregate principal amount of the 2028 Debentures or other secured public debt obligations of NMG. Stock of Kate Spade LLC and its assets also do not constitute collateral under NMG’s Asset-Based Revolving Credit Facility.

The Company’s Asset-Based Revolving Credit Facility contains a number of covenants that, among other things and subject to certain significant exceptions, restrict its ability and the ability of its subsidiaries to:

•                  incur additional indebtedness;

•                  pay dividends on NMG’s capital stock or redeem, repurchase or retire NMG’s capital stock or indebtedness;

•                  make investments, loans, advances and acquisitions;

•                  create restrictions on the payment of dividends or other amounts to NMG from its subsidiaries that are not guarantors;

•                  engage in transactions with NMG’s affiliates;

•                  sell assets, including capital stock of NMG’s subsidiaries;

•                  consolidate or merge;

•                  create liens; and

•                  enter into sale and lease back transactions.

The covenants limiting dividends and other restricted payments; investments, loans, advances and acquisitions; and prepayments or redemptions of other indebtedness, each permit the restricted actions in an unlimited amount, subject to the satisfaction of certain payment conditions, principally that NMG must have at least $75.0 million of pro forma excess availability under the Asset-Based Revolving Credit Facility and that NMG must be in pro forma compliance with the fixed charge coverage ratio described below.

Although the credit agreement governing the Asset-Based Revolving Credit Facility does not require NMG to comply with any financial ratio maintenance covenants, if less than $60.0 million were available to be borrowed under the Asset-Based Revolving Credit Facility at any time, NMG would not be permitted to borrow any additional amounts unless its pro forma ratio of consolidated EBITDA to consolidated Fixed Charges (as such terms are defined in the credit agreement) were at least 1.1 to 1.0. The credit agreement also contains customary affirmative covenants and events of default.

Senior Secured Term Loan Facility.  On October 6, 2005, in connection with the Transactions, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility with Credit Suisse as administrative agent and collateral agent. The full amount of the Senior Secured Term Loan Facility was borrowed on October 6, 2005. In the second quarter of fiscal year 2006, NMG repaid $100.0 million principal amount of the loans under the Senior Secured Term Loan Facility.

Borrowings under the Senior Secured Term Loan Facility bear interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus  1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. The applicable margin is 1.5% with respect to base rate borrowings and 2.5% with respect to LIBOR borrowings. The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 7.77% at July 29, 2006.

The credit agreement governing the Senior Secured Term Loan Facility requires NMG to prepay outstanding term loans with 50% (which percentage will be reduced to 25% if NMG’s total leverage ratio is less than a specified ratio and will be reduced to 0% if NMG’s total leverage ratio is less than a specified ratio) of its annual excess cash flow (as defined in the credit agreement). For fiscal year 2006, NMG was not required to prepay any outstanding term loans pursuant to the annual excess cash flow requirements.  If a change of control (as defined in the credit agreement) occurs, NMG will be required to offer to prepay all outstanding term loans, at a prepayment price equal to 101% of the principal amount to be prepaid, plus accrued and unpaid interest to the date of prepayment. The Company also must offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the proceeds of certain asset sales under certain circumstances.

The Company may voluntarily prepay outstanding loans under the Senior Secured Term Loan Facility at any time without premium or penalty other than customary “breakage” costs with respect to LIBOR loans. If NMG repays all or any portion of the Senior Secured Term Loan Facility prior to October 6, 2006 (other than a prepayment that is made with certain designated asset sale proceeds), NMG must pay 101% of the principal amount to be repaid. There is no scheduled amortization under the Senior Secured Term Loan Facility. The principal amount of the loans outstanding is due and payable in full on April 6, 2013.

All obligations under the Senior Secured Term Loan Facility are unconditionally guaranteed by the Company and each direct and indirect domestic subsidiary of NMG that guarantees the obligations of NMG under its Asset-Based Revolving Credit Facility. All obligations under the Senior Secured Term Loan Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of NMG’s assets and the assets of the Company and the subsidiary guarantors, including:

•                  a first-priority pledge of 100% of NMG’s capital stock and certain of the capital stock held by NMG, the Company or any subsidiary guarantor (which pledge, in the case of any foreign subsidiary is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary); and

•                  a first-priority security interest in, and mortgages on, substantially all other tangible and intangible assets of NMG, the Company and each subsidiary guarantor, including a significant portion of NMG’s material owned and leased real property (which currently consists of approximately half of NMG’s full-line retail stores) and equipment, but excluding, among other things, the collateral described in the following bullet point; and

•                  a second-priority security interest in personal property consisting of inventory and related accounts, cash, deposit accounts, all payments received by NMG or the subsidiary guarantors from credit card clearinghouses and processors or otherwise in respect of all credit card charges for sales of inventory by NMG and the subsidiary guarantors, certain related assets and proceeds of the foregoing.

Capital stock and other securities of a subsidiary of NMG that are owned by NMG or any subsidiary guarantor will not constitute collateral under NMG’s Senior Secured Term Loan Facility to the extent that such securities cannot secure the 2028 Debentures or other secured public debt obligations without requiring the preparation and filing of separate financial statements of such subsidiary in accordance with applicable SEC rules. As a result, the collateral under NMG’s Senior Secured Term Loan

Facility will include shares of capital stock or other securities of subsidiaries of NMG or any subsidiary guarantor only to the extent that the applicable value of such securities (on a subsidiary-by-subsidiary basis) is less than 20% of the aggregate principal amount of the 2028 Debentures or other secured public debt obligations of NMG. Stock of Kate Spade LLC and its assets also will not constitute collateral under NMG’s Senior Secured Term Loan Facility.

The credit agreement governing the Senior Secured Term Loan Facility contains a number of negative covenants that are substantially similar to those governing the Senior Notes and additional covenants related to the security arrangements for the Senior Secured Term Loan Facility. The credit agreement also contains customary affirmative covenants and events of default.

2028 Debentures.  In May 1998, NMG issued $125.0 million aggregate principal amount of its 7.125% 2028 Debentures. In connection with the Transactions, NMG equally and ratably secured the 2028 Debentures by a first lien security interest on certain collateral subject to liens granted under NMG’s Senior Secured Credit Facilities constituting (a) (i) 100% of the capital stock of certain of NMG’s existing and future domestic subsidiaries, and (ii) 100% of the non-voting stock and 65% of the voting stock of certain of NMG’s existing and future foreign subsidiaries and (b) certain of NMG’s principal properties that include approximately half of NMG’s full-line stores, in each case, to the extent required by the terms of the indenture governing the 2028 Debentures. The 2028 Debentures contain covenants that restrict NMG’s ability to create liens and enter into sale and lease back transactions. The collateral securing the 2028 Debentures will be released upon the release of liens on such collateral under NMG’s Senior Secured Credit Facilities and any other debt (other than the 2028 Debentures) secured by such collateral. Capital stock and other securities of a subsidiary of NMG that are owned by NMG or any subsidiary will not constitute collateral under the 2028 Debentures to the extent such property does not constitute collateral under NMG’s Senior Secured Credit Facilities as described above. The 2028 Debentures are guaranteed on an unsecured, senior basis by the Company.

The fair value of 2028 Debentures at July 29, 2006 was approximately $118.4 million.

Senior Notes.  On October 6, 2005, Newton Acquisition Merger Sub, Inc. issued $700.0 million aggregate original principal amount of 9.0% / 9.75% Senior Notes under a senior indenture (Senior Indenture) with Wells Fargo Bank, National Association, as trustee. At the closing of the Transactions, as the surviving corporation in the Acquisition, NMG assumed all the obligations of Newton Acquisition Merger Sub, Inc. under the Senior Indenture. The Senior Notes mature on October 15, 2015.

For any interest payment period through October 15, 2010, NMG may, at its option, elect to pay interest on the Senior Notes entirely in cash (Cash Interest) or entirely by increasing the principal amount of the outstanding Senior Notes or by issuing additional Senior Notes (PIK Interest). Cash Interest on the Senior Notes accrues at the rate of 9% per annum. PIK Interest on the Senior Notes accrues at the rate of 9.75% per annum. After October 15, 2010, NMG will make all interest payments on the Senior Notes entirely in cash. All Senior Notes mature on October 15, 2015 and have the same rights and benefits as the senior notes issued on October 6, 2005. Interest on the Senior Notes is payable quarterly in arrears on each January 15, April 15, July 15 and October 15, commencing on January 15, 2006.

The Senior Notes are fully and unconditionally guaranteed, on a joint and several unsecured, senior basis, by each of NMG’s wholly-owned domestic subsidiaries that guarantee NMG’s obligations under its Senior Secured Credit Facilities and by the Company. The Senior Notes and the guarantees thereof are NMG’s and the guarantors’ unsecured, senior obligations and rank (i) equal in the right of payment with all of NMG’s and the guarantors’ existing and future senior indebtedness, including any borrowings under NMG’s Senior Secured Credit Facilities and the guarantees thereof and NMG’s 2028 Debentures; and (ii) senior to all of NMG’s and its guarantors’ existing and future subordinated indebtedness, including the Senior Subordinated Notes due 2015 and the guarantees thereof. The Senior Notes also are effectively junior in priority to NMG’s and its guarantors’ obligations under all secured indebtedness, including NMG’s Senior Secured Credit Facilities, the 2028 Debentures, and any other secured obligations of NMG, in each case, to the extent of the value of the assets securing such obligations. In addition, the Senior Notes are structurally subordinated to all existing and future liabilities, including trade payables, of NMG’s subsidiaries that are not providing guarantees.

The Company is not required to make any mandatory redemption or sinking fund payments with respect to the Senior Notes, but under certain circumstances, NMG may be required to offer to purchase Senior Notes as described below. The Company may from time to time acquire Senior Notes by means other than a redemption, whether by tender offer, in open market purchases, through negotiated transactions or otherwise, in accordance with applicable securities laws.

Except as described below, the Senior Notes are not redeemable at NMG’s option prior to October 15, 2010. From and after October 15, 2010, NMG may redeem the Senior Notes, in whole or in part, at a redemption price equal to 104.5% of principal amount, declining annually to 100% of the principal amount on October 15, 2013, plus accrued and unpaid interest, and Additional Interest (as defined in the Senior Indenture), if any, thereon to the applicable redemption date.

Prior to October 15, 2008, NMG may, at its option, subject to certain conditions, redeem up to 35% of the original aggregate principal amount of Senior Notes at a redemption price equal to 109% of the aggregate principal amount thereof, plus accrued and unpaid interest, and Additional Interest, if any, thereon to the redemption date, with the net cash proceeds of one or more equity offerings of NMG or any direct or indirect parent of NMG to the extent such net proceeds are contributed to NMG. At any time prior to October 15, 2010, NMG also may redeem all or a part of the Senior Notes at a redemption price equal to 100% of the principal amount of Senior Notes redeemed plus an applicable premium, as provided in the Senior Indenture, and accrued and unpaid interest and Additional Interest, if any, to the redemption date.

Upon the occurrence of a change of control (as defined in the Senior Indenture), each holder of the Senior Notes has the right to require NMG to repurchase some or all of such holder’s Senior Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, and Additional Interest, if any, to the date of purchase.

The indenture governing the Senior Notes contains covenants that limit NMG’s ability and certain of its subsidiaries’ ability to:

•                  incur additional indebtedness;

•                  pay dividends on NMG’s capital stock or redeem, repurchase or retire NMG’s capital stock or subordinated indebtedness;

•                  make investments;

•                  create restrictions on the payment of dividends or other amounts to NMG from its restricted subsidiaries that are not guarantors of the notes;

•                  engage in transactions with NMG’s affiliates;

•                  sell assets, including capital stock of NMG’s subsidiaries;

•                  consolidate or merge;

•                  create liens; and

•                  enter into sale and lease back transactions.

The Company’s majority interest in Kate Spade LLC is not subject to the covenants contained in the Senior Indenture. The Senior Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all outstanding Senior Notes to be due and payable immediately.

The fair value of NMG’s Senior Notes at July 29, 2006 was approximately $737.6 million.

Senior Subordinated Notes.  On October 6, 2005, Newton Acquisition Merger Sub, Inc. issued $500.0 million aggregate principal amount of 10.375% Senior Subordinated Notes under a senior subordinated indenture (Senior Subordinated Indenture) with Wells Fargo Bank, National Association, as trustee. At the closing of the Transactions, as the surviving corporation in the Acquisition, NMG assumed all the obligations of Newton Acquisition Merger Sub, Inc. under the Senior Subordinated Indenture. The Senior Subordinated Notes mature on October 15, 2015. Interest on the Senior Subordinated Notes is payable in cash semi-annually in arrears on each April 15 and October 15, commencing April 15, 2006.

The Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several unsecured, senior subordinated basis, by each of NMG’s wholly-owned domestic subsidiaries that guarantee NMG’s obligations under its Senior Secured Credit Facilities and by the Company. The Senior Subordinated Notes and the guarantees thereof are NMG’s and the guarantors’ unsecured, senior subordinated obligations and rank (i) junior to all of NMG’s and the guarantors’ existing and future senior indebtedness, including the Senior Notes and any borrowings under NMG’s Senior Secured Credit Facilities, and the guarantees thereof and NMG’s 2028 Debentures; (ii) equally with any of NMG’s and the guarantors’ future senior subordinated indebtedness; and (iii) senior to any of NMG’s and the guarantors’ future subordinated indebtedness. In addition, the Senior

Subordinated Notes are structurally subordinated to all existing and future liabilities, including trade payables, of NMG’s subsidiaries that are not providing guarantees.

The Company is not required to make any mandatory redemption or sinking fund payments with respect to the Senior Subordinated Notes, but, under certain circumstances, NMG may be required to offer to purchase Senior Subordinated Notes as described below. The Company may from time to time acquire Senior Subordinated Notes by means other than a redemption, whether by tender offer, in open market purchases, through negotiated transactions or otherwise, in accordance with applicable securities laws.

Except as described below, the Senior Subordinated Notes are not redeemable at NMG’s option prior to October 15, 2010. From and after October 15, 2010, NMG may redeem the Senior Subordinated Notes, in whole or in part, at a redemption price equal to 105.188% of principal amount, declining annually to 100% of principal amount on October 15, 2013, plus accrued and unpaid interest, and Additional Interest (as defined in the Senior Subordinated Indenture), if any, thereon to the applicable redemption date.

Prior to October 15, 2008, NMG may, at its option, subject to certain conditions, redeem up to 35% of the original aggregate principal amount of Senior Subordinated Notes at a redemption price equal to 110.375% of the aggregate principal amount thereof, plus accrued and unpaid interest, and Additional Interest, if any, thereon to the redemption date, with the net cash proceeds of one or more equity offerings of NMG or any direct or indirect parent of NMG to the extent such net proceeds are contributed to NMG.

At any time prior to October 15, 2010, NMG also may redeem all or a part of the Senior Subordinated Notes at a redemption price equal to 100% of the principal amount of Senior Subordinated Notes redeemed plus an applicable premium, as provided in the Senior Subordinated Indenture, and accrued and unpaid interest and Additional Interest, if any, to the redemption date.

Upon the occurrence of a change of control (as defined in the Senior Subordinated Indenture), NMG will make an offer to purchase all of the Senior Subordinated Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, and Additional Interest, if any, to the date of purchase.

The indenture governing the Senior Subordinated Notes contains covenants substantially similar to those applicable to NMG’s Senior Notes described above. The Senior Subordinated Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all outstanding Senior Notes to be due and payable immediately, subject to certain exceptions.

The fair value of NMG’s Senior Subordinated Notes at July 29, 2006 was approximately $531.3 million.

Redemption of 2008 Notes.  In May 1998, NMG issued $125.0 million aggregate principal amount of its 2008 Notes. Upon closing of the Transactions, NMG called its 2008 Notes for redemption pursuant to their terms. On November 7, 2005, NMG used $134.7 million of reserved cash to redeem its 2008 Notes, which included a call premium of $6.2 million plus accrued interest of $3.5 million through the redemption date.

Maturities of Long-Term Debt.  At July 29, 2006, annual maturities of long-term debt during the next five fiscal years and thereafter are as follows (in millions):

2007	$—
2008	—
2009	—
2010	—
2011	—
Thereafter	3,195.7

The above table does not reflect future excess cash flow prepayments, if any, that may be required under the term loan facility.

Interest Rate Swaps.  The Company uses derivative financial instruments to help manage its interest rate risk. Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit its exposure to interest rate increases related to a portion of its floating rate indebtedness. The interest rate swap agreements terminate after five years. As of the effective date, NMG designated the interest rate swaps as cash flow hedges. As a result, changes in the fair value of NMG’s swaps are recorded primarily subsequent to the effective date as a component of other comprehensive income. For the forty-three weeks ended July 29, 2006, we recorded $10.6 million of unrecognized gains in other comprehensive income.

At July 29, 2006, the fair value of NMG’s interest rate swap agreements was a gain of approximately $20.2 million, which amount is included in other assets. As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will range from 6.931% to 7.499% per quarter and result in an average fixed rate of 7.285%.

Interest expense.  The significant components of interest expense are as follows:

	(Successor)	(Predecessor)
(in thousands)	Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005	Fiscal year ended July 30, 2005	Fiscal year ended July 31, 2004

Asset-Based Revolving Credit Facility	$1,332	$—	$—	$—
Senior Secured Term Loan Facility	111,662	—	—	—
2028 Debentures	7,266	1,542	8,904	8,904
Senior Notes	51,421	—	—	—
Senior Subordinated Notes	42,339	—	—	—
Credit Agreement	—	—	5,803	2,200
2008 Notes	638	1,439	8,308	8,308
Amortization of debt issue costs and other	12,275	322	1,193	1,659
Total interest expense	226,933	3,303	24,208	21,071
Less:
Interest income	5,557	3,046	6,556	2,132
Capitalized interest	3,446	1,146	5,350	3,036
Interest expense, net	$217,930	$(889)	$12,302	$15,903

NOTE 10.  COMMON SHAREHOLDERS’ EQUITY

Successor

Carryover Basis Adjustment for Management Shareholders.  Executive management participants held certain equity interests, including stock options, in the Predecessor prior to the Transactions and continue to hold equity interests in the  Company, representing indirect equity interests in the Successor after the Transactions.  In accordance with the provisions of Emerging Issues Task Force No. 88-16, “Basis in Leveraged Buyout Transactions,” the basis of executive management’s indirect interests in the Successor after the Transactions is carried over at the basis of their interests in the Predecessor prior to the Transactions. The carryover basis of such interests less the net cash received by the management participants represents a deemed dividend of $69.2 million to the management participants and has been recognized as a reduction to shareholders’ equity.

Successor Stock-Based Compensation Accounting.  In connection with the Transactions, the Company authorized new equity-based management arrangements which authorize equity awards to be granted for up to 87,992.0 shares of the common stock of the Company, of which options for 81,716.3 shares were issued to certain management employees. All options are outstanding at July 29, 2006. Substantially all options have an exercise price of $1,445 per share, with the exercise price with respect to approximately 50% of such options escalating at a 10% compound rate per year until the earlier to occur of (i) exercise, (ii) the fifth anniversary of the date of grant or (iii) the occurrence of a change in control; provided that in the event the Sponsors cause the sale of shares of the Company to an unaffiliated entity, the exercise price will cease to accrete at the time of the sale with respect to a pro rata portion of the accreting options. Using the Black-Scholes option-pricing model, the per share fair value of these options was approximately $494 for the fixed price options and $247 for the options with escalating exercise prices. In estimating the fair value of our options, we made the following assumptions: expected term to exercise of five years; expected volatility of 30%; risk-free interest rate of 4.23%; and no dividend yield. Expected volatility is based on a combination of the Predecessor’s historical volatility adjusted for our new leverage and estimates of implied volatility of our peer group.  Options generally vest over four to five years and expire 10 years from the date of grant.  At July 29, 2006, options for 7,283.2 shares were vested.

For the forty-three weeks ended July 29, 2006, we recognized non-cash stock compensation expense of $4.0 million, which is included in selling, general and administrative expenses. The adoption of SFAS No. 123(R) had no impact on our cash flows from operations or financing activities. At July 29, 2006, unearned non-cash stock-based compensation that we expect to recognize as expense over the next 5 years aggregates approximately $23.8 million.

Predecessor

Cash dividend program.  In the second quarter of 2005, the Predecessor Board of Directors increased the Predecessor quarterly cash dividend from $0.13 per share to $0.15 per share.  In fiscal year 2006, the Predecessor did not declare or pay any dividends.  In 2005, the Predecessor declared dividends aggregating $28.4 million, of which dividends payable of $7.3 million were included in accrued liabilities in the accompanying consolidated balance sheet as of July 30, 2005 and were paid in August 2005.

Stock Repurchase Program.  In prior years, the Predecessor Board of Directors authorized various stock repurchase programs and increases in the number of shares subject to repurchase. The Predecessor repurchased 58,504 shares at an average price of $52.74 in fiscal year 2005 and repurchased 175,600 shares at an average purchase price of $40.01 during the first quarter and 10,450 shares at an average price of $50.48 during the fourth quarter of fiscal year 2004.

Common Stock Incentive Plans.  The Predecessor had established common stock incentive plans allowing for the granting of 1) stock options, 2) stock appreciation rights, 3) restricted stock and stock units (restricted stock awards) and 4) other stock-based awards to our employees. All outstanding Predecessor options and restricted shares as of October 5, 2005 were accelerated in connection with Transactions resulting in a $19.0 million non-cash charge for stock compensation.

In fiscal years 2005 and 2004, the Predecessor made stock-based awards in the form of 1) restricted stock awards for which there was no exercise price payable by the employee, 2) purchased restricted stock awards for which the exercise price was equal to 50% of the fair value of our common stock on the date of grant and 3) matching restricted stock awards pursuant to which restricted stock awards were granted equal to qualifying stock purchases by the employees. In fiscal year 2005, the Predecessor restricted stock and purchased restricted stock awards aggregated 261,998 shares at a weighted-average exercise price of $23.82 as of the grant date. In fiscal year 2004, the Predecessor restricted stock and purchased restricted stock awards aggregated 254,757 shares at a weighted-average exercise price of $15.89 as of the grant date.

Compensation cost for Predecessor restricted stock and purchased restricted stock awards was recognized in an amount equal to the difference between the exercise price of the award and fair value at the date of grant. The Predecessor recorded such expense on a straight-line basis over the expected life of the award with the offsetting entry to additional paid-in capital. For performance accelerated restricted stock, the expected life was determined based on the best estimate of the number of years from the grant date to the date at which it was probable that the performance targets would be met (four or five years, depending on the grant). Compensation cost was calculated as if all instruments granted that were subject only to a service requirement would vest.  Compensation expense related to the Predecessor restricted stock grants was $8.5 million in the nine-weeks ended October 1, 2005, $5.0 million in fiscal year 2005 and $3.1 million in fiscal year 2004.

A summary of the status of the Predecessor common stock incentive plans as October 1, 2005, July 30, 2005 and July 31, 2004 and changes during the fiscal years ended on those dates are presented in the following table:

	October 1, 2005		July 30, 2005		July 31, 2004
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	3,050,855	$38.12	3,009,155	$33.35	3,079,705	$29.54
Granted	—	—	569,161	56.89	903,650	43.33
Exercised	(3,050,855)	38.12	(376,140)	28.38	(780,600)	29.34
Canceled	—	—	(151,321)	38.87	(193,600)	35.16
Outstanding at end of year	—	$—	3,050,855	$38.12	3,009,155	$33.37
Exercisable at year end	—	$—	717,890	$28.76	713,110	$28.68

Predecessor options exercised in the period ended October 1, 2005 were cashed out in connection with the Transaction, with the same economic effect as an exercise and sale for the Transaction consideration.

NOTE 11.  INCOME TAXES

The significant components of income tax expense are as follows:

	(Successor)	(Predecessor)
(in thousands)	Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005	Fiscal year ended July 30, 2005	Fiscal year ended July 31, 2004

Current:
Federal	$72,010	$30,200	$147,407	$93,536
State	8,447	2,437	13,229	3,319
Foreign	118	20	307	367
	80,575	32,657	160,943	97,222
Deferred:
Federal	(58,575)	(6,148)	(13,510)	20,903
State	(7,364)	(773)	(1,826)	2,066
	(65,939)	(6,921)	(15,336)	22,969
Income tax expense	$14,636	$25,736	$145,607	$120,191

A reconciliation of income tax expense to the amount calculated based on the federal and state statutory rates is as follows:

	(Successor)	(Predecessor)
(in thousands)	Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005	Fiscal year ended July 30, 2005	Fiscal year ended July 31, 2004

Income tax expense at statutory rate	$14,403	$24,461	$138,850	$114,566
State income taxes, net of federal income tax benefit	1,414	2,136	14,005	12,885
Tax benefit related to favorable tax settlements and other reductions in tax liabilities	(113)	(222)	(7,585)	(7,500)
Non-taxable income	(1,378)	(1,058)	(2,121)	(265)
Non-deductible expenses	256	607	2,633	599
Other	54	(188)	(175)	(94)
Total	$14,636	$25,736	$145,607	$120,191

Our effective income tax rate was 35.6% for the forty-three weeks ended July 29, 2006 and 36.8% for the nine weeks ended October 1, 2005.  Our effective tax rate in the current year was favorably impacted by a higher level of tax-exempt interest income earned.  Our effective income tax rate was 36.7% for the fiscal year ended July 30, 2005 and was favorably impacted by tax-exempt interest income, offset by non-deductible transaction costs.  In the fourth fiscal quarter of fiscal year 2005, we recognized tax benefits aggregating $7.6 million related to a favorable settlement associated with previous state tax filings and reductions in previously recorded deferred tax liabilities. Excluding these benefits, our effective tax rate was 38.6% for fiscal year 2005.  In the second quarter of fiscal year 2004, we also recognized a tax benefit of $7.5 million related to favorable settlements associated with previous state tax filings. Excluding this benefit, our effective tax rate was 39.0% for 2004.

The Company’s federal tax returns for fiscal years 2004 and 2003 are currently under examination by the Internal Revenue Service (IRS). We believe our recorded tax liabilities as of July 29, 2006 are sufficient to cover any potential assessments to be made by the IRS upon the completion of their examinations. We will continue to monitor the progress of the IRS examinations and review our recorded tax liabilities for potential audit assessments.  Adjustments to increase or decrease the recorded tax liabilities may be required in the future as additional facts become known.

Significant components of our net deferred income tax asset are as follows:

(in thousands)	July 29, 2006	July 30, 2005

Deferred income tax assets:
Accruals and reserves	$31,679	$22,955
Employee benefits	61,247	52,794
Pension obligation	31,214	6,327
Other	2,044	2,035
Total deferred tax assets	$126,184	$84,111

Deferred income tax liabilities:
Inventory	$(10,993)	$(11,674)
Depreciation and amortization	(56,053)	(39,343)
Intangible assets	(1,082,867)	—
Other	(4,064)	(3,610)
Total deferred tax liabilities	(1,153,977)	(54,627)
Net deferred income tax asset (liability)	$(1,027,793)	$29,484

Net deferred income tax asset (liability):
Current	$31,572	$16,598
Non-current	(1,059,365)	12,886
Total	$(1,027,793)	$29,484

The net deferred tax liability of $1,027.8 million at July 29, 2006 increased from a $29.5 million net deferred asset at July 30, 2005.  This increase was comprised of 1) $1,123.0 million deferred tax liability related to purchase accounting valuations and 2) $7.2 million of deferred tax liabilities related to financial instruments charged directly to other comprehensive loss in the statement of shareholders’ equity net of 3) $72.9 million deferred tax benefit for fiscal year 2006. We believe it is more likely than not that we will realize the benefits of our recorded deferred tax assets.

NOTE 12.  EMPLOYEE BENEFIT PLANS

Description of Benefit Plans.  We sponsor a defined benefit pension plan (Pension Plan) covering substantially all full-time employees. We also sponsor an unfunded supplemental executive retirement plan (SERP Plan) which provides certain employees additional pension benefits. Benefits under both plans are based on the employees’ years of service and compensation over defined periods of employment.

Retirees and active employees hired prior to March 1, 1989 are eligible for certain limited postretirement health care benefits (Postretirement Plan) if they meet certain service and minimum age requirements. The cost of these benefits is accrued during the years in which an employee provides services. We paid postretirement health care benefit claims of $1.9 million during fiscal year 2006 (including $0.4 million for the Predecessor), $1.7 million during fiscal year 2005 and $1.8 million during fiscal year 2004.

We have a qualified defined contribution 401(k) plan, which covers substantially all employees. Employees make contributions to the plan and we match an employee’s contribution up to a maximum of 6% of the employee’s compensation subject to statutory limitations. We also sponsor an unfunded key employee deferred compensation plan, which provides certain employees additional benefits and a profit sharing and a defined contribution retirement plan for employees of Kate Spade LLC. Our aggregate expense related to these plans were approximately $9.1 million for the forty-three weeks ended July 29, 2006, $1.8 million for the nine weeks ended October 1, 2005, $10.8 million for fiscal year 2005 and $9.5 million for fiscal year 2004.

Costs of Benefits.  The components of the expenses we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	(Successor)	(Predecessor)
(in thousands)	Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005	Fiscal year ended July 30, 2005	Fiscal year ended July 31, 2004

Pension Plan:
Service cost	$13,320	$2,823	$12,785	$10,827
Interest cost	17,365	3,468	18,544	16,484
Expected return on plan assets	(18,802)	(3,636)	(19,307)	(16,527)
Net amortization of losses and prior service costs	—	1,205	4,835	3,192
Pension Plan expense	$11,883	$3,860	$16,857	$13,976
SERP Plan:
Service cost	$1,570	$330	$1,445	$1,345
Interest cost	3,685	730	4,057	3,849
Net amortization of losses and prior service costs	—	394	1,535	1,444
SERP Plan expense	$5,255	$1,454	$7,037	$6,638
Postretirement Plan:
Service cost	$38	$8	$57	$81
Interest cost	708	139	1,168	1,570
Net amortization of losses	—	(5)	75	450
Postretirement expense	$746	$142	$1,300	$2,101

Benefit Obligations.  Our obligations for the Pension Plan, SERP Plan and Postretirement Plan are valued annually as of the beginning of each fiscal year. With respect to the Pension Plan and the SERP Plan, our obligations consist of both a projected benefit obligation (PBO) and an accumulated benefit obligation (ABO). The PBO represents the actuarial present value of benefits ultimately payable to plan participants for both past and future services expected to be provided by the plan participants. The ABO represents the actuarial present value of benefits payable to plan participants for only services rendered at the valuation date. Our obligations pursuant to our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Pension Plan		SERP Plan		Postretirement Plan
	Fiscal years		Fiscal years		Fiscal years
(in thousands)	2006	2005	2006	2005	2006	2005
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Projected benefit obligations:
Beginning of year	$361,434	$281,423	$78,259	$65,864	$15,755	$20,994
Service cost	16,143	12,785	1,900	1,445	46	57
Interest cost	20,834	18,544	4,415	4,057	847	1,168
Actuarial loss (gain)	(25,168)	56,400	(4,209)	8,826	(2,416)	(5,344)
Benefits paid, net	(8,523)	(7,718)	(2,043)	(1,933)	(1,257)	(1,120)
End of year	$364,720	$361,434	$78,322	$78,259	$12,975	$15,755

Accumulated benefit obligations:
Beginning of year	$304,063	$240,082	$65,028	$56,209
End of year	$308,255	$304,063	$66,890	$65,028

A summary of expected benefit payments related to our Pension Plan, SERP Plan and Postretirement Plan is as follows:

(in thousands)	Pension Plan	SERP Plan	Postretirement Plan

Fiscal year 2007	$10,583	$2,870	$1,547
Fiscal year 2008	11,561	2,899	1,639
Fiscal year 2009	12,646	3,323	1,697
Fiscal year 2010	13,766	3,765	1,728
Fiscal year 2011	14,939	4,050	1,774
Fiscal years 2012-2016	$99,509	$25,855	$9,681

Purchase Accounting Adjustments.  The obligations and assets related to our benefit plans were valued at fair value as of the date of the Acquisition as follows:

(in thousands)	Pension Plan	SERP Plan	Postretirement Plan

Benefit obligations at fair value (5.75% discount rate)	$354,807	$76,806	$15,281
Assets held by defined benefit pension plan, at fair value	287,871	—	—
Excess of benefit obligations over assets	66,936	76,806	15,281
Less: previously recorded benefit plan obligations recorded by Predecessor	(19,655)	(63,540)	(18,205)
Adjustment to increase (decrease) benefit plan obligations	$47,281	$13,266	$(2,924)

Actuarial Assumptions.  Significant assumptions related to the calculation of our obligations pursuant to our employee benefit plans include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future, the expected long-term rate of return on assets held by the Pension Plan, the average rate of compensation increase by Pension Plan and SERP Plan participants and the health care cost trend rate for the Postretirement Plan. We review these actuarial assumptions annually based upon currently available information. The assumptions we utilized in calculating the projected benefit obligations and periodic expense of our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	August 1, 2006	October 1, 2005	August 1, 2005	August 1, 2004
Pension Plan:
Discount rate	6.25%	5.75%	5.50%	6.25%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	8.00%
Rate of future compensation increase	4.50%	4.50%	4.50%	4.50%
SERP Plan:
Discount rate	6.25%	5.75%	5.50%	6.25%
Rate of future compensation increase	4.50%	4.50%	4.50%	4.50%
Postretirement Plan:
Discount rate	6.25%	5.75%	5.50%	6.25%
Initial health care cost trend rate	8.00%	8.00%	9.00%	10.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%

Discount rate.  The assumed discount rate utilized is based, in part, upon the Moody’s Aa corporate bond yield as of the measurement date and the expected timing of cash outlays for plan benefits. The discount rate is utilized principally in calculating the actuarial present value of our obligations and periodic expense pursuant to our employee benefit plans. At August 1, 2006, the discount rate was 6.25%. As a result of the increase in the discount rate from 5.75% at the Acquisition date to 6.25% at August 1, 2006, the projected benefit obligations related to our employee benefit plans decreased $37.4 million.

The estimated effect of a 0.25% decrease in the discount rate would increase the Pension Plan obligation by $15.7 million and increase annual Pension Plan expense by $0.9 million. The estimated effect of a 0.25% decrease in the discount rate would increase the SERP Plan obligation by $2.7 million and increase the SERP Plan annual expense by $0.1 million. The estimated effect of a 0.25% decrease in the discount rate would increase the Postretirement Plan obligation by $0.3 million and increase the Postretirement Plan annual expense by an immaterial amount.

Expected long-term rate of return on plan assets.  The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the pension obligation. During fiscal year 2006, we utilized 8.0% as the expected long-term rate of return on plan assets. We periodically evaluate the allocation between investment categories of the assets held by the Pension Plan. We base the expected average long-term rate of return on assets principally on the counsel of our outside actuaries and advisors. This rate is utilized primarily in calculating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets realized over the course of a year is greater than the assumed rate, that year’s annual pension expense is not affected. Rather this gain reduces future pension expense over a period of approximately 12 to 18 years. To the extent the actual rate of return on assets is less than the assumed rate, that year’s annual pension expense is likewise not affected. Rather this loss increases pension expense over approximately 12 to 18 years.

Rate of future compensation increase.  The assumed average rate of compensation increase is the average annual compensation increase expected over the remaining employment periods for the participating employees. We utilized a rate of 4.5% for the periods beginning July 29, 2006. This rate is utilized principally in calculating the obligation and annual expense for the Pension and SERP Plans. The estimated effect of a 0.25% increase in the assumed rate of compensation increase would increase the projected benefit obligation for the Pension Plan by $2.3 million and increase annual pension expense by $0.3 million. The estimated effect of a 0.25% increase in the assumed rate of compensation increase would increase the SERP Plan projected benefit obligation by $1.0 million and increase the SERP Plan annual expense by $0.1 million.

Health care cost trend rate.  The assumed health care cost trend rate represents our estimate of the annual rates of change in the costs of the health care benefits currently provided by the Postretirement Plan. The health care cost trend rate implicitly considers estimates of health care inflation, changes in health care utilization and delivery patterns, technological advances and changes in the health status of the plan participants. We utilized a health care cost trend rate of 8% as of August 1, 2006, trending down over time to an ultimate health care cost trend rate of 5%. If the assumed health care cost trend rate were increased one percentage point, Postretirement Plan costs for 2006 would have been $0.1 million higher and the accumulated postretirement benefit obligation as of July 29, 2006 would have been $1.4 million higher. If the assumed health care trend rate were decreased one percentage point, Postretirement Plan costs for 2006 would have been $0.1 million lower and the accumulated postretirement benefit obligation as of July 29, 2006 would have been $1.2 million lower.

Effect of Medicare Subsidy on Postretirement Plan.  In December 2003, the U.S. Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) that provides a prescription drug subsidy, beginning in January 2006, to companies that sponsor postretirement health care plans that provide drug benefits. Based upon the provisions of the legislation enacted in January 2005, we reviewed the provisions of our Postretirement Plan to determine whether the benefits offered by our plan meet the statutory definition of “actuarially equivalent” prescription drug benefits that qualify for the federal subsidy. Based upon this review, we believe that our benefits qualify for the subsidy.

In accordance with the provisions of the FASB Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” we revalued our projected benefit obligation as of January 31, 2005 1) to incorporate the benefit associated with the federal subsidy we expect to receive and 2) to reduce the discount rate to 5.75%. The revised obligation as of January 31, 2005 was approximately $19.1 million, reflecting a reduction of approximately $2.6 million for the impact of the federal subsidy, offset by an increase of approximately $0.8 million for the change in discount rate.

Effective August 1, 2006, we moved to an Enhanced Part D arrangement and will no longer directly receive the federal subsidy.  The move to an Enhanced Part D plan is expected to result in additional savings which reduced our obligation at August 1, 2006 by $2.2 million and is estimated to reduce the net periodic cost for fiscal year 2007 by $0.2 million.

Funding Policy and Plan Assets.  Our policy is to fund the Pension Plan at or above the minimum required by law. We made the following voluntary contributions to our Pension Plan:

	Fiscal years
(in millions)	2006	2005	2004
	(Successor)	(Predecessor)	(Predecessor)
Plan Year Ended:
July 31, 2006	$—	$—	$—
July 31, 2005	—	—	—
July 31, 2004	—	20.0	15.0
July 31, 2003	—	—	30.0
Total	$—	$20.0	$45.0

Based upon currently available information, we will not be required to make contributions to the Pension Plan for the plan year ended July 31, 2006.

Assets held by the Pension Plan are invested in accordance with the provisions of our approved investment policy. The asset allocation for our Pension Plan at the end of 2006 and the target allocation for 2007, by asset category, are as follows:

	Pension Plan
	Allocation at July 31, 2006	2007 Target Allocation
Equity securities	73%	80%
Fixed income securities	24%	20%
Cash and equivalents	3%	—
Total	100%	100%

The Pension Plan’s strategic asset allocation was structured to reduce volatility through diversification and enhance return to approximate the amounts and timing of the expected benefit payments.

Changes in the assets held by the Pension Plan in fiscal years 2006 and 2005 are as follows:

	Fiscal years
(in thousands)	2006	2005
	(Successor)	(Predecessor)
Fair value of assets at beginning of year	$288,267	$243,097
Actual return on assets	13,976	32,888
Company contributions	—	20,000
Benefits paid	(8,523)	(7,718)
Fair value of assets at end of year	$293,720	$288,267

Funded Status.  The funded status of our Pension Plan, SERP Plan and Postretirement Plan is as follows:

	Pension Plan		SERP Plan		Postretirement Plan
	Fiscal years		Fiscal years		Fiscal years
(in thousands)	2006	2005	2006	2005	2006	2005
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Projected benefit obligation	$364,720	$361,434	$78,322	$78,259	$12,975	$15,755
Fair value of plan assets	293,720	288,267	—	—	—	—
Excess of projected benefit obligation over fair value of plan assets	(71,000)	(73,167)	(78,322)	(78,259)	(12,975)	(15,755)
Unrecognized net actuarial loss (gain)	(7,819)	121,862	(2,036)	25,160	(2,004)	(2,515)
Unrecognized prior service (income) cost	—	(155)	—	2,619	—	161
Unrecognized net obligation at transition	—	157	—	—	—	—
Prepaid asset (accrued obligation)	$(78,819)	$48,697	$(80,358)	$(50,480)	$(14,979)	$(18,109)
Accumulated benefit obligation	$308,255	$304,063	$66,890	$65,028
Fair value of plan assets	293,720	288,267	—	—
Deficiency of assets over obligation	$(14,535)	$(15,796)	$(66,890)	$(65,028)

Our Pension Plan and SERP Plan obligations and funded status of such plans are recognized in our consolidated balance sheets as follows:

	Pension Plan		SERP Plan
	Fiscal years		Fiscal years
(in thousands)	2006	2005	2006	2005
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Prepaid asset (accrued obligation)	$(78,819)	$48,697	$(80,358)	$(50,480)
Intangible asset	—	(2)	—	(2,619)
Other comprehensive loss—additional minimum liability	—	(64,491)	—	(11,929)
Net accrued benefit obligation in the consolidated balance sheets	$(78,819)	$(15,796)	$(80,358)	$(65,028)

In fiscal year 2005, the accumulated benefit obligation exceeded the fair value of the assets held by the Pension Plan, which required us to record additional minimum liabilities of $64.5 million related to the Pension Plan and $3.7 million related to the SERP Plan. In recording the additional minimum liabilities, we reduced shareholders’ equity by $68.8 million ($42.2 million, net of tax).

The projected benefit obligation of the Pension Plan exceeded the plan’s assets by $71.0 million in fiscal year 2006 and $73.2 million in fiscal year 2005. The underfunded status is reflected in our consolidated balance sheets as follows:

	Fiscal years
(in thousands)	2006	2005
	(Successor)	(Predecessor)
Prepaid pension contribution reflected in the consolidated balance sheets and not yet charged to expense	$(78,819)	$48,697
Liability charged to shareholders’ equity and not yet recognized in expense	—	(64,491)
Liability reflected in other assets and not yet charged to expense	—	(2)
Unrecognized gain (loss) not yet recognized in expense	7,819	(57,371)
Underfunded status	$(71,000)	$(73,167)

The unrecognized asset of $7.8 million for the Pension Plan at July 29, 2006 relates primarily to the change in discount rate from the date of the Acquisition to the end of the year.  In addition, we had cumulative unrecognized gains for the SERP Plan and Postretirement Plan aggregating $4.0 million at July 29, 2006.

NOTE 13.  LOSS ON DISPOSITION OF CHEF’S CATALOG

In November 2004, we sold our Chef’s Catalog direct marketing business to a private equity firm. Chef’s Catalog is a multi-channel retailer of professional-quality kitchenware with revenues of approximately $73 million in fiscal year 2004. At October 30, 2004, Chef’s Catalog had net tangible assets, primarily inventory, of $12.5 million and net intangible assets of $17.2 million. We received proceeds, net of selling costs, of $14.4 million from the sale. As the carrying value of the Chef’s Catalog assets exceeded the net proceeds from the sale, we incurred a pretax loss of $15.3 million in the first quarter of 2005 related to the disposition of Chef’s Catalog.

NOTE 14.  COMMITMENTS AND CONTINGENCIES

Leases.  We lease certain property and equipment under various non-cancelable capital and operating leases. The leases provide for monthly fixed rentals and/or contingent rentals based upon sales in excess of stated amounts and normally require us to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs. Generally, the leases have primary terms ranging from one to 99 years and include renewal options ranging from two to 80 years.

Rent expense under operating leases is as follows:

	(Successor)	(Predecessor)
(in thousands)	Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005	Fiscal year ended July 30, 2005	Fiscal year ended July 31, 2004

Minimum rent	$36,700	$6,800	$42,100	$37,400
Contingent rent	22,900	4,700	23,800	20,300
Total rent expense	$59,600	$11,500	$65,900	$57,700

Future minimum rental commitments, excluding renewal options, under non-cancelable leases are as follows: fiscal year 2007—$50.4 million; fiscal year 2008—$51.6 million; fiscal year 2009—$50.4 million; fiscal year 2010—$47.5 million; fiscal year 2011—$46.1 million; all fiscal years thereafter—$568.2 million.

Common area maintenance costs were $10.9 million for the forty-three weeks ended July 29, 2006, $2.1 million for the nine weeks ended October 1, 2005, $12.6 million for fiscal year 2005 and $11.8 million for fiscal year 2004.

Long-term Incentive Plan.  Following the consummation of the Transactions, the Company created a long-term incentive plan (Long-term Incentive Plan) that provides for a cash incentive payable upon a change of control, as defined, subject to the attainment of certain performance objectives to employees who have historically been eligible for stock-based compensation.  Performance objectives and targets are based on cumulative EBITDA percentages for three year periods beginning in fiscal year 2006.  Earned awards for each completed performance period will be credited to a book account and will earn interest at the rate of 5% annually until the award is paid.  Awards will be paid within 30 days of a change of control or the first day there is a public market of at least 20% of total outstanding common stock.

Cash Incentive Plan.  Following the consummation of the Transactions, the Company also adopted a cash incentive plan (Cash Incentive Plan) to aid in the retention of certain key executives.  The Cash Incentive Plan provides for the creation of a $14 million cash bonus pool to be shared by all participants based on the number of vested and unvested stock options and underlying shares that were granted pursuant to the Management Equity Incentive Plan.  Each participant in the Cash Incentive Plan will be entitled to a cash bonus upon the earlier to occur of a change of control or an initial public offering, as defined in the Cash Incentive Plan, provided that the internal rate of return to the Sponsors is positive.

Investment in Kate Spade LLC.  We currently own a 56% interest in Kate Spade LLC, which designs and markets high-end designer handbags and accessories.  A minority investor owns the remaining 44% interest.  Our investment in and relationship with Kate Spade LLC are governed by an operating agreement that provides for an orderly transition process in the event either investor wishes to sell its interest, or purchase the other investor’s interest. Among other things, this operating agreement contains currently exercisable put option provisions entitling the minority investor to put its interest to us, and currently exercisable call option provisions entitling us to purchase the minority investor’s interest, at a purchase price mutually agreed to by the parties. The purchase price will be determined by the parties or, in the event the parties are unable to agree on a mutually acceptable price, by a mutually acceptable nationally recognized investment banking firm, subject to certain conditions. We may elect to defer the consummation of a put option for a period of six months by cooperating with the minority investor in seeking either a sale of Kate Spade LLC to a third party or a public offering of Kate Spade LLC’s securities. If a sale to a third party or public offering of Kate Spade LLC’s securities is not consummated within six months after the exercise of the put option (which period may be automatically extended for an additional two months if a registration statement for Kate Spade LLC is filed with the Securities and Exchange Commission), we are obligated to consummate the put option. Under the terms of the Kate Spade LLC operating agreement, consummation of the put option shall occur within thirty days after the determination of the valuation with respect to the exercise of the put option, unless we have elected to defer the consummation of the put option for the six-month period referred to above, and should a third party sale or public offering of Kate Spade LLC occur within such six-month period, we are required to pay the minority investor the excess, if any, of the put option valuation price for its interest over the amount it realizes through the third party sale or public offering.

In April 2005, the minority investor in Kate Spade LLC exercised the put option described above with respect to the full amount of its stake in such company. We subsequently entered into a standstill agreement to postpone the put process while we engaged in discussions with the minority investor in Kate Spade LLC regarding certain strategic alternatives, including the possible sale of such company. The standstill agreement, as extended, expired on March 21, 2006, but the parties are continuing to pursue discussions regarding a possible sale of such company while the put valuation process proceeds. Although such discussions are ongoing, no assurance can be given that they will ultimately lead to any transaction. It is possible that we may be required to purchase the shares of the minority investor in Kate Spade LLC pursuant to the option as early as the second quarter of fiscal year 2007.

Litigation.  We are currently involved in various legal actions and proceedings that arose in the ordinary course of business. We believe that any liability arising as a result of these actions and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

Other.  We had approximately $29.1 million of outstanding irrevocable letters of credit relating to purchase commitments and insurance and other liabilities at July 29, 2006. We had approximately $4.0 million in surety bonds at July 29, 2006 relating primarily to merchandise imports, state sales tax and utility requirements.

NOTE 15.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the components of accumulated other comprehensive income (loss):

	(Successor)	(Predecessor)
(in thousands)	July 29, 2006	July 30, 2005

Unrealized gain (loss) on financial instruments	$9,990	$(1,114)
Minimum pension liability adjustments	—	(46,921)
Other	(161)	1,005
Total accumulated other comprehensive (loss) income	$9,829	$(47,030)

NOTE 16.  SEGMENT REPORTING

We have identified two reportable segments: Specialty Retail stores and Direct Marketing. The Retail stores segment includes all Neiman Marcus and Bergdorf Goodman retail stores, including Neiman Marcus clearance stores. The Direct Marketing segment conducts both online and print catalog operations under the Neiman Marcus, Bergdorf Goodman and Horchow brand names.  Other includes the operations of Kate Spade LLC.

Both the Specialty Retail stores and Direct Marketing segments, as well as Kate Spade LLC, derive their revenues from the sales of high-end fashion apparel, accessories, cosmetics and fragrances from leading designers, precious and fashion jewelry and decorative home accessories.

Operating earnings for the segments include 1) revenues, 2) cost of sales, 3) direct selling, general, and administrative expenses, 4) other direct operating expenses, 5) income from credit card operations and 6) depreciation expense for the respective segment.  Items not allocated to our operating segments include those items not considered by management in measuring the assets and profitability of our segments. These amounts include 1) corporate expenses including, but not limited to, treasury, investor relations, legal and finance support services, and general corporate management, 2) charges related to the application of purchase accounting adjustments made in connection with the Acquisition including amortization of customer lists and favorable lease commitments and other non-cash valuation charges and 3) interest expense.  These items, while often times related to the operations of a segment, are not considered by segment operating management, corporate operating management and the chief operating decision maker in assessing segment operating performance.  The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (except with respect to purchase accounting adjustments not allocated to the operating segments).  Our senior management evaluates the performance of our assets on a consolidated basis.

The following tables set forth the information for our reportable segments:

	(Successor)	(Predecessor)
	Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005	Fiscal year ended July 30, 2005	Fiscal year ended July 31, 2004

REVENUES
Specialty Retail stores	$2,829,966	$544,857	$3,102,952	$2,850,088
Direct Marketing	567,771	87,515	592,122	570,626
Other	64,482	11,005	79,724	63,285
Total	$3,462,219	$643,377	$3,774,798	$3,483,999

OPERATING EARNINGS
Specialty Retail stores	$312,296	$91,372	$377,772	$310,579
Direct Marketing	89,967	8,246	75,178	61,307
Other	1,024	(1,265)	11,578	10,986
Subtotal	403,287	98,353	464,528	382,872
Corporate expenses	(45,857)	(5,809)	(46,334)	(35,786)
Amortization of customer lists and favorable lease commitments	(60,165)	—	—	—
Non-cash charges related to other valuation adjustments made in connection with the Acquisition	(38,185)	—	—	—
Transaction and other costs	—	(23,544)	—	—
Loss on disposition of Chef’s Catalog	—	—	(15,348)	—
Gain on Credit Card Sale	—	—	6,170	—
Impairment and other charges	—	—	—	(3,853)
Total	$259,080	$69,000	$409,016	$343,233

CAPITAL EXPENDITURES
Specialty Retail stores	$123,694	$22,784	$176,519	$101,101
Direct Marketing	14,519	2,791	13,736	13,319
Other	2,777	656	9,443	4,649
Total	$140,990	$26,231	$199,698	$119,069

DEPRECIATION EXPENSE
Specialty Retail stores	$93,941	$16,970	$94,386	$88,265
Direct Marketing	9,642	1,836	9,203	8,058
Other	3,732	920	2,757	1,728
Depreciation expense on step-up of fixed assets made in connection with the Acquisition	3,771	—	—	—
Total	$111,086	$19,726	$106,346	$98,051

NOTE 17.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (with respect to NMG’s obligations under the Senior Notes and the Senior Subordinated Notes)

All of NMG’s obligations under the Senior Notes and the Senior Subordinated Notes, as well as its obligations under the Asset-Based Revolving Credit Facility and the Senior Secured Term Loan Facility, are guaranteed by the Company and certain of NMG’s existing and future domestic subsidiaries (principally, Bergdorf Goodman, Inc. through which NMG conducts the operations of its Bergdorf Goodman stores and NM Nevada Trust which holds legal title to certain real property and intangible assets used by the Company in conducting its operations). Non-guarantor subsidiaries consist principally of Kate Spade LLC and Neiman Marcus Funding Corporation through which the Company previously conducted its credit card operations prior to the Credit Card Sale. The guarantees by the Company and each subsidiary guarantor are full and unconditional and joint and several.

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

	July 29, 2006 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$222,308	$986	$1,469	$—	$224,763
Accounts receivable, net of allowance	—	22,189	3,750	7,472	613	34,024
Merchandise inventories	—	711,443	84,252	11,043	(2,527)	804,211
Other current assets	—	67,170	4,544	1,144	—	72,858
Total current assets	—	1,023,110	93,532	21,128	(1,914)	1,135,856
Property and equipment, net	—	875,725	152,109	15,980	—	1,043,814
Goodwill and intangibles, net	—	1,980,770	2,215,987	105,437	—	4,302,194
Other assets	—	124,929	389	779	—	126,097
Investments in subsidiaries	1,427,667	2,469,428	—	—	(3,897,095)	—
Total assets	$1,427,667	$6,473,962	$2,462,017	$143,324	$(3,899,009)	$6,607,961
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$263,800	$31,835	$13,334	$613	$309,582
Accrued liabilities	—	312,623	67,340	3,026	350	383,339
Notes payable and current maturities of long-term liabilities	—	3,887	—	2,250	—	6,137
Total current liabilities	—	580,310	99,175	18,610	963	699,058
Long-term liabilities:
Long-term debt	—	3,195,711	—	—	—	3,195,711
Deferred income taxes	—	1,059,365	—	—	—	1,059,365
Other long-term liabilities	—	210,909	6,597	2,340	—	219,846
Total long-term liabilities	—	4,465,985	6,597	2,340	—	4,474,922
Minority interest	—	—	—	—	6,314	6,314
Total shareholders’ equity	1,427,667	1,427,667	2,356,245	122,374	(3,906,286)	1,427,667
Total liabilities and shareholders’ equity	$1,427,667	$6,473,962	$2,462,017	$143,324	$(3,899,009)	$6,607,961

	July 30, 2005 (Predecessor)
(in thousands)	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:

Cash and cash equivalents	$317,346	$795	$535,278	$—	$853,419
Accounts receivable, net of allowance	7,910	2,929	8,221	338	19,398
Merchandise inventories	650,918	78,390	14,423	(840)	742,891
Other current assets	67,720	5,603	1,654	—	74,977
Current assets of discontinued operation	—	—	17,796	—	17,796
Total current assets	1,043,894	87,717	577,372	(502)	1,708,481
Property and equipment, net	697,514	136,503	17,399	—	851,416
Goodwill and intangibles, net	14,875	23,700	28,477	—	67,052
Other assets	24,035	371	1,195	—	25,601
Investments in subsidiaries	706,979	—	—	(706,979)	—
Non-current assets of discontinued operation	—	—	8,110	—	8,110

Total assets	$2,487,297	$248,291	$632,553	$(707,481)	$2,660,660
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$233,116	$32,199	$14,779	$338	$280,432
Accrued liabilities	244,798	60,396	19,452	1,999	326,645
Notes payable and current maturities of long-term liabilities	200	—	—	—	200
Current liabilities of discontinued operation	—	—	9,997	—	9,997
Total current liabilities	478,114	92,595	44,228	2,337	617,274
Long-term liabilities:
Long-term debt	249,780	—	—	—	249,780
Other long-term liabilities	185,457	18,626	2,933	—	207,016
Non-current liabilities of discontinued operation	—	—	532	—	532
Total long-term liabilities	435,237	18,626	3,465	—	457,328

Minority interest	—	—	—	12,112	12,112

Total shareholders’ equity	1,573,946	137,070	584,860	(721,930)	1,573,946

Total liabilities and shareholders’ equity	$2,487,297	$248,291	$632,553	$(707,481)	$2,660,660

	Forty-three weeks ended July 29, 2006 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,885,321	$512,007	$66,734	$(1,843)	$3,462,219
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,885,917	332,938	42,804	(2,522)	2,259,137
Selling, general and administrative expenses (excluding depreciation)	—	704,846	97,767	19,491	—	822,104
Income from credit card operations	—	(44,765)	(4,588)	—	—	(49,353)
Depreciation expense	—	89,545	17,028	4,513	—	111,086
Amortization of customer lists and favorable lease commitments	—	49,830	9,760	575	—	60,165
Operating earnings	—	199,948	59,102	(649)	679	259,080
Interest expense, net	—	217,664	—	266	—	217,930
Intercompany royalty charges (income)	—	201,879	(201,879)	—	—	—
Equity in earnings of subsidiaries	(12,455)	(246,686)	—	—	259,141	—
Earnings (loss) from continuing operations before income taxes and minority interest	12,455	27,091	260,981	(915)	(258,462)	41,150
Income taxes	—	14,636	—	—	—	14,636
Earnings (loss) from continuing operations before minority interest	12,455	12,455	260,981	(915)	(258,462)	26,514
Minority interest in net earnings of subsidiaries	—	—	—	—	(204)	(204)
Earnings (loss) from continuing operations	12,455	12,455	260,981	(915)	(258,666)	26,310
(Loss) earnings from discontinued operation, net of taxes	—	—	—	(14,317)	462	(13,855)
Net earnings (loss)	$12,455	$12,455	$260,981	$(15,232)	$(258,204)	$12,455

	Nine weeks ended October 1, 2005 (Predecessor)
(in thousands)	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$530,666	$101,556	$12,283	$(1,128)	$643,377
Cost of goods sold including buying and occupancy costs (excluding depreciation)	312,454	58,986	7,644	(842)	378,242
Selling, general and administrative expenses (excluding depreciation)	135,278	20,491	4,914	—	160,683
Income from credit card operations	(6,994)	(824)	—	—	(7,818)
Depreciation expense	16,118	3,015	593	—	19,726
Transaction and other costs	23,544	—	—	—	23,544
Operating earnings	50,266	19,888	(868)	(286)	69,000
Interest (income) expense, net	(909)	—	20	—	(889)
Intercompany royalty charges (income)	46,240	(46,240)	—	—	—
Equity in earnings of subsidiaries	(64,955)	—	—	64,955	—
Earnings (loss) from continuing operations before income taxes and minority interest	69,890	66,128	(888)	(65,241)	69,889

Income taxes	25,736	—	—	—	25,736
Earnings (loss) from continuing operations before minority interest	44,154	66,128	(888)	(65,241)	44,153
Minority interest in net loss of subsidiaries	—	—	—	347	347
Earnings (loss) from continuing operations	44,154	66,128	(888)	(64,894)	44,500
(Loss) earnings from discontinued operation, net of taxes	—	—	(552)	206	(346)
Net earnings (loss)	$44,154	$66,128	$(1,440)	$(64,688)	$44,154

	Fiscal year ended July 30, 2005 (Predecessor)
(in thousands)	NMG	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$3,175,675	$518,492	$86,143	$(5,512)	$3,774,798
Cost of goods sold including buying and occupancy costs (excluding depreciation)	2,009,096	339,543	47,312	(5,668)	2,390,283
Selling, general and administrative expenses (excluding depreciation)	796,060	112,101	23,458	—	931,619
Income from credit card operations	—	—	(71,644)	—	(71,644)
Depreciation expense	84,831	18,301	3,214	—	106,346
Loss on disposition of Chef’s Catalog	7,048	8,300	—	—	15,348
Gain on credit card sale	—	—	(6,170)	—	(6,170)
Operating earnings	278,640	40,247	89,973	156	409,016
Interest expense, net	7,019	—	5,283	—	12,302
Intercompany royalty charges (income)	195,572	(195,572)	—	—	—
Equity in earnings of subsidiaries	(318,382)	—	—	318,382	—
Earnings (loss) from continuing operations before income taxes and minority interest	394,431	235,819	84,690	(318,226)	396,714
Income taxes	145,607	—	—	—	145,607
Earnings (loss) from continuing operations before minority interest	248,824	235,819	84,690	(318,226)	251,107
Minority interest in net earnings of subsidiaries	—	—	—	(3,107)	(3,107)
Earnings (loss) from continuing operations	248,824	235,819	84,690	(321,333)	248,000
Earnings (loss) from discontinued operation, net of taxes	—	—	1,554	(730)	824
Net earnings (loss)	$248,824	$235,819	$86,244	$(322,063)	$248,824

	Fiscal year ended July 31, 2004 (Predecessor)
(in thousands)	NMG	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$2,969,417	$450,526	$70,422	$(6,366)	$3,483,999
Cost of goods sold including buying and occupancy costs (excluding depreciation)	1,901,967	298,795	36,975	(6,528)	2,231,209
Selling, general and administrative expenses (excluding depreciation)	745,773	99,079	18,551	—	863,403
Income from credit card operations	—	—	(55,750)	—	(55,750)
Depreciation expense	77,659	17,137	3,255	—	98,051
Impairment and other charges	—	3,853	—	—	3,853
Operating earnings	244,018	31,662	67,391	162	343,233
Interest expense, net	13,792	—	2,111	—	15,903
Intercompany royalty charges (income)	164,994	(164,994)	—	—	—
Equity in earnings of subsidiaries	(259,791)	—	—	259,791	—
Earnings (loss) from continuing operations before income taxes and minority interest	325,023	196,656	65,280	(259,629)	327,330
Income taxes	120,191	—	—	—	120,191
Earnings (loss) from continuing operations before minority interest	204,832	196,656	65,280	(259,629)	207,139
Minority interest in net earnings of subsidiaries	—	—	—	(2,957)	(2,957)
Earnings (loss) from continuing operations	204,832	196,656	65,280	(262,586)	204,182
Earnings (loss) from discontinued operation, net of taxes	—	—	1,242	(592)	650
Net earnings (loss)	$204,832	$196,656	$66,522	$(263,178)	$204,832

	Forty-three weeks ended July 29, 2006 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$12,455	$12,455	$260,981	$(15,232)	$(258,204)	$12,455
Loss (earnings) from discontinued operation	—	—	—	14,317	(462)	13,855
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	—	89,545	17,028	4,513	—	111,086
Amortization of debt issue costs	—	11,728	—	—	—	11,728
Amortization of customer lists and favorable lease commitments	—	49,830	9,760	575	—	60,165
Non-cash charges related to step-up in carrying value of inventory	—	32,890	5,177	—	—	38,067
Stock-based compensation charges	—	3,951	—	—	—	3,951
Deferred income taxes	—	(65,939)	—	—	—	(65,939)
Minority interest	—	—	—	—	204	204
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	14,438	1,590	(713)	—	15,315
Intercompany royalty income payable (receivable)	—	201,878	(201,878)	—	—	—
Equity in earnings of subsidiaries	(12,455)	(246,686)	—	—	259,141	—
Changes in operating assets and liabilities, net	—	254,617	(81,204)	16,385	(679)	189,119
Net cash provided by continuing operating activities	—	358,707	11,454	19,845	—	390,006
Net cash used for discontinued operation	—	—	—	(9,241)	—	(9,241)
Net cash provided by operating activities	—	358,707	11,454	10,604	—	380,765
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(126,546)	(11,390)	(3,054)	—	(140,990)
Acquisition of The Neiman Marcus Group, Inc.	—	(5,156,423)	—	—	—	(5,156,423)
Net proceeds from the Gurwitch Disposition	—	40,752	—	—	—	40,752
Intercompany (receivable) payable	(1,427,739)	—	—	—	1,427,739	—
Net cash used for continuing investing activities	(1,427,739)	(5,242,217)	(11,390)	(3,054)	1,427,739	(5,256,661)
Net cash used for discontinued operation	—	—	—	(3,141)	—	(3,141)
Net cash used for investing activities	(1,427,739)	(5,242,217)	(11,390)	(6,195)	1,427,739	(5,259,802)
CASH FLOWS—FINANCING ACTIVITIES
Proceeds from borrowings	—	3,325,000	—	15,250	—	3,340,250
Repayment of borrowings	—	(385,812)	—	(17,000)	—	(402,812)
Debt issuance costs paid	—	(102,854)	—	—	—	(102,854)
Cash equity contributions	1,427,739	1,427,739	—	—	(1,427,739)	1,427,739
Net cash provided by (used for) continuing financing activities	1,427,739	4,264,073	—	(1,750)	(1,427,739)	4,262,323
Net cash used for discontinued operation	—	—	—	(2,418)	—	(2,418)
Net cash provided by (used for) financing activities	1,427,739	4,264,073	—	(4,168)	(1,427,739)	4,259,905
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(619,437)	64	241	—	(619,132)
Beginning balance	—	841,745	922	1,228	—	843,895
Ending balance	$—	$222,308	$986	$1,469	$—	$224,763

	Nine weeks ended October 1, 2005 (Predecessor)
(in thousands)	NMG	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$44,154	$66,128	$(1,440)	$(64,688)	$44,154
Loss (earnings) from discontinued operation	—	—	552	(206)	346
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	16,118	3,015	593	—	19,726
Stock-based compensation charges	19,968	—	—	—	19,968
Deferred income taxes	(6,921)	—	—	—	(6,921)
Minority interest	—	—	—	(347)	(347)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	(345)	254	837	—	746
Intercompany royalty income payable (receivable)	46,240	(46,240)	—	—	—
Equity in earnings of subsidiaries	(64,955)	—	—	64,955	—
Changes in operating assets and liabilities, net	499,941	(20,294)	(537,552)	286	(57,619)
Net cash provided by (used for) continuing operating activities	554,200	2,863	(537,010)	—	20,053
Net cash used for discontinued operation	—	—	(618)	—	(618)
Net cash provided by (used for) operating activities	554,200	2,863	(537,628)	—	19,435
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	(22,455)	(2,736)	(1,040)	—	(26,231)
Net cash used for continuing investing activities	(22,455)	(2,736)	(1,040)	—	(26,231)
Net cash used for discontinued operation	—	—	(80)	—	(80)
Net cash used for investing activities	(22,455)	(2,736)	(1,120)	—	(26,311)
CASH FLOWS—FINANCING ACTIVITIES
Proceeds from borrowings on lines of credit	—	—	4,000	—	4,000
Repayment of borrowings on lines of credit	—	—	—	—	—
Cash dividends paid	(7,346)	—	—	—	(7,346)
Net cash (used for) provided by continuing financing activities	(7,346)	—	4,000	—	(3,346)
Net cash provided by discontinued operation	—	—	1,000	—	1,000
Net cash (used for) provided by financing activities	(7,346)	—	5,000	—	(2,346)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	524,399	127	(533,748)	—	(9,222)
Beginning balance	317,346	795	535,341	—	853,482
Ending balance	841,745	922	1,593	—	844,260
Less cash of discontinued operation	—	—	365	—	365
Ending balance	$841,745	$922	$1,228	$—	$843,895

	Year ended July 30, 2005 (Predecessor)
(in thousands)	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$248,824	$235,819	$86,244	$(322,063)	$248,824
(Earnings) loss from discontinued operation	—	—	(1,554)	730	(824)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	84,831	18,301	3,214	—	106,346
Deferred income taxes	(15,336)	—	—	—	(15,336)
Loss on disposition of Chef’s catalog	7,048	8,300	—	—	15,348
Gain on Credit Card Sale	—	—	(6,170)	—	(6,170)
Net cash received from Credit Card Sale	—	—	533,656	—	533,656
Minority Interest	—	—	—	3,107	3,107
Other, primarily costs related to defined benefit pension and other long-term benefit plans	41,991	1,474	(3,496)	—	39,969
Intercompany royalty income payable (receivable)	195,572	(195,572)	—	—	—
Equity in earnings of subsidiaries	(318,382)	—	—	318,382	—
Changes in operating assets and liabilities, net	(117,121)	(51,468)	85,766	(156)	(82,979)
Net cash provided by continuing operating activities	127,427	16,854	697,660	—	841,941
Net cash provided by discontinued operation	—	—	3,459	—	3,459
Net cash provided by operating activities	127,427	16,854	701,119	—	845,400
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	(173,064)	(16,887)	(9,747)	—	(199,698)
Net increase in cash restricted for repayment of borrowings under Credit Card Facility	—	—	(40,713)	—	(40,713)
Proceeds from the sale of Chef’s Catalog	14,419	—	—	—	14,419
Net cash used for continuing investing activities	(158,645)	(16,887)	(50,460)	—	(225,992)
Net cash used for discontinued operation	—	—	(2,837)	—	(2,837)
Net cash used for investing activities	(158,645)	(16,887)	(53,297)	—	(228,829)
CASH FLOWS—FINANCING ACTIVITIES
Proceeds from borrowings on lines of credit	—	—	5,500	—	5,500
Repayment of borrowings on lines of credit	(113)	—	(5,500)	—	(5,613)
Repayment of borrowings under Credit Card Facility	—	—	(112,500)	—	(112,500)
Acquisitions of treasury stock	(3,088)	—	—	—	(3,088)
Proceeds from stock-based compensation awards	16,100	—	—	—	16,100
Cash dividends paid	(27,398)	—	—	—	(27,398)
Distributions paid	—	—	(3,898)	—	(3,898)
Net cash used for continuing financing activities	(14,499)	—	(116,398)	—	(130,897)
Net cash used for discontinued operation	—	—	(559)	—	(559)
Net cash used for financing activities	(14,499)	—	(116,957)	—	(131,456)
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	(45,717)	(33)	530,865	—	485,115
Beginning balance	363,063	828	4,476	—	368,367
Ending balance	317,346	795	535,341	—	853,482
Less cash of discontinued operation	—	—	63	—	63
Ending balance	$317,346	$795	$535,278	$—	$853,419

	Year ended July 31, 2004 (Predecessor)
(in thousands)	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$204,832	$196,656	$66,522	$(263,178)	$204,832
(Earnings) loss from discontinued operation	—	—	(1,242)	592	(650)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	77,659	17,137	3,255	—	98,051
Deferred income taxes	22,969	—	—	—	22,969
Impairment of intangible assets and other charges	—	3,853	—	—	3,853
Minority Interest	—	—	—	2,957	2,957
Other, primarily costs related to defined benefit pension and other long-term benefit plans	34,562	2,693	(3,375)	—	33,880
Intercompany royalty income payable (receivable)	164,994	(164,994)	—	—	—
Equity in earnings of subsidiaries	(259,791)	—	—	259,791	—
Changes in operating assets and liabilities, net	3,564	(35,387)	(282,044)	(162)	(314,029)
Net cash provided by (used for) continuing operating activities	248,789	19,958	(216,884)	—	51,863
Net cash provided by discontinued operation	—	—	709	—	709
Net cash provided by (used for) operating activities	248,789	19,958	(216,175)	—	52,572
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	(94,591)	(19,747)	(4,731)	—	(119,069)
Proceeds from sale of other assets	3,183	—	—	—	3,183
Net cash used for continuing investing activities	(91,408)	(19,747)	(4,731)	—	(115,886)
Net cash used for discontinued operation	—	—	(1,404)	—	(1,404)
Net cash used for investing activities	(91,408)	(19,747)	(6,135)	—	(117,290)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings under Credit Card Facility	—	—	225,000	—	225,000
Acquisitions of treasury stock	(7,553)	—	—	—	(7,553)
Proceeds from stock-based compensation awards	23,797	—	—	—	23,797
Cash dividends paid	(12,632)	—	—	—	(12,632)
Distributions paid	—	—	(3,172)	—	(3,172)
Net cash provided by continuing financing activities	3,612	—	221,828	—	225,440
Net cash provided by discontinued operation	—	—	695	—	695
Net cash provided by financing activities	3,612	—	222,523	—	226,135
CASH AND CASH EQUIVALENTS
Increase during the period	160,993	211	213	—	161,417
Beginning balance	202,070	617	4,263	—	206,950
Ending balance	$363,063	$828	$4,476	$—	$368,367

NOTE 18.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (with respect to NMG’s obligations under the 2028 Debentures)

All of NMG’s obligations under the 2028 Debentures are guaranteed by the Company. Non-guarantor subsidiaries consist principally of Bergdorf Goodman, Inc. through which NMG conducts the operations of its Bergdorf Goodman stores, NM Nevada Trust which holds legal title to certain real property and intangible assets used by NMG in conducting its operations, Kate Spade LLC and Neiman Marcus Funding Corporation through which NMG previously conducted its credit card operations prior to the Credit Card Sale. The guarantee by the Company is full and unconditional and joint and several.

The following condensed consolidating financial information represents the financial information of Neiman Marcus, Inc. and its non-guarantor subsidiaries, prepared on the equity basis of accounting. The information is presented in accordance with the requirements of Rule 3-10 under the Securities and Exchange Commission’s Regulation S-X. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the non-guarantor subsidiaries operated as independent entities.

	July 29, 2006 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$222,308	$2,455	$—	$224,763
Accounts receivable, net of allowance	—	22,189	11,222	613	34,024
Merchandise inventories	—	711,443	95,295	(2,527)	804,211
Other current assets	—	67,170	5,688	—	72,858
Total current assets	—	1,023,110	114,660	(1,914)	1,135,856
Property and equipment, net	—	875,725	168,089	—	1,043,814
Goodwill and intangibles, net	—	1,980,770	2,321,424	—	4,302,194
Other assets	—	124,929	1,168	—	126,097
Investments in subsidiaries	1,427,667	2,469,428	—	(3,897,095)	—

Total assets	$1,427,667	$6,473,962	$2,605,341	$(3,899,009)	$6,607,961
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$263,800	$45,169	$613	$309,582
Accrued liabilities	—	312,623	70,366	350	383,339
Notes payable and current maturities of long-term liabilities	—	3,887	2,250	—	6,137
Total current liabilities	—	580,310	117,785	963	699,058
Long-term liabilities:
Long-term debt	—	3,195,711	—	—	3,195,711
Deferred income taxes	—	1,059,365	—	—	1,059,365
Other long-term liabilities	—	210,909	8,937	—	219,846
Total long-term liabilities	—	4,465,985	8,937	—	4,474,922
Minority interest	—	—	—	6,314	6,314
Total shareholders’ equity	1,427,667	1,427,667	2,478,619	(3,906,286)	1,427,667

Total liabilities and shareholders’ equity	$1,427,667	$6,473,962	$2,605,341	$(3,899,009)	$6,607,961

	July 30, 2005 (Predecessor)
(in thousands)	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$317,346	$536,073	$—	$853,419
Accounts receivable, net of allowance	7,910	11,150	338	19,398
Merchandise inventories	650,918	92,813	(840)	742,891
Other current assets	67,720	7,257	—	74,977
Current assets of discontinued operation	—	17,796	—	17,796
Total current assets	1,043,894	665,089	(502)	1,708,481
Property and equipment, net	697,514	153,902	—	851,416
Goodwill and intangibles, net	14,875	52,177	—	67,052
Other assets	24,035	1,566	—	25,601
Investments in subsidiaries	706,979	—	(706,979)	—
Non-current assets of discontinued operation	—	8,110	—	8,110
Total assets	$2,487,297	$880,844	$(707,481)	$2,660,660
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$233,116	$46,978	$338	$280,432
Accrued liabilities	244,798	79,848	1,999	326,645
Notes payable and current maturities of long-term liabilities	200	—	—	200
Current liabilities of discontinued operation	—	9,997	—	9,997
Total current liabilities	478,114	136,823	2,337	617,274
Long-term liabilities:
Long-term debt	249,780	—	—	249,780
Other long-term liabilities	185,457	21,559	—	207,016
Non-current liabilities of discontinued operation	—	532	—	532
Total long-term liabilities	435,237	22,091	—	457,328
Minority interest	—	—	12,112	12,112
Total shareholders’ equity	1,573,946	721,930	(721,930)	1,573,946
Total liabilities and shareholders’ equity	$2,487,297	$880,844	$(707,481)	$2,660,660

	Forty-three weeks ended July 29, 2006 (Successor)
(in thousands)	Company	NMG	Non- Guarantors Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,885,321	$578,741	$(1,843)	$3,462,219
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,885,917	375,742	(2,522)	2,259,137
Selling, general and administrative expenses (excluding depreciation)	—	704,846	117,258	—	822,104
Income from credit card operations	—	(44,765)	(4,588)	—	(49,353)
Depreciation expense	—	89,545	21,541	—	111,086
Amortization of customer lists and favorable lease commitments	—	49,830	10,335	—	60,165
Operating earnings	—	199,948	58,453	679	259,080
Interest expense, net	—	217,664	266	—	217,930
Intercompany royalty charges (income)	—	201,879	(201,879)	—	—
Equity in earnings of subsidiaries	(12,455)	(246,686)	—	259,141	—
Earnings (loss) from continuing operations before income taxes and minority interest	12,455	27,091	260,066	(258,462)	41,150
Income taxes	—	14,636	—	—	14,636
Earnings (loss) from continuing operations before minority interest	12,455	12,455	260,066	(258,462)	26,514
Minority interest in net earnings of subsidiaries	—	—	—	(204)	(204)
Earnings (loss) from continuing operations	12,455	12,455	260,066	(258,666)	26,310
(Loss) earnings from discontinued operation, net of taxes	—	—	(14,317)	462	(13,855)
Net earnings (loss)	$12,455	$12,455	$245,749	$(258,204)	$12,455

	Nine weeks ended October 1, 2005 (Predecessor)
(in thousands)	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$530,666	$113,839	$(1,128)	$643,377
Cost of goods sold including buying and occupancy costs (excluding depreciation)	312,454	66,630	(842)	378,242
Selling, general and administrative expenses (excluding depreciation)	135,278	25,405	—	160,683
Income from credit card operations	(6,994)	(824)	—	(7,818)
Depreciation expense	16,118	3,608	—	19,726
Transaction and other costs	23,544	—	—	23,544
Operating earnings	50,266	19,020	(286)	69,000
Interest (income) expense, net	(909)	20	—	(889)
Intercompany royalty charges (income)	46,240	(46,240)	—	—
Equity in earnings of subsidiaries	(64,955)	—	64,955	—
Earnings (loss) from continuing operations before income taxes and minority interest	69,890	65,240	(65,241)	69,889
Income taxes	25,736	—	—	25,736
Earnings (loss) from continuing operations before minority interest	44,154	65,240	(65,241)	44,153
Minority interest in net loss of subsidiaries	—	—	347	347
Earnings (loss) from continuing operations	44,154	65,240	(64,894)	44,500
(Loss) earnings from discontinued operation, net of taxes	—	(552)	206	(346)
Net earnings (loss)	$44,154	$64,688	$(64,688)	$44,154

	Year ended July 30, 2005 (Predecessor)
(in thousands)	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$3,175,675	$604,635	$(5,512)	$3,774,798
Cost of goods sold including buying and occupancy costs (excluding depreciation)	2,009,096	386,855	(5,668)	2,390,283
Selling, general and administrative expenses (excluding depreciation)	796,060	135,559	—	931,619
Income from credit card operations	—	(71,644)	—	(71,644)
Depreciation expense	84,831	21,515	—	106,346
Loss on disposition of Chef’s catalog	7,048	8,300	—	15,348
Gain on Credit Card Sale	—	(6,170)	—	(6,170)
Operating earnings	278,640	130,220	156	409,016
Interest expense, net	7,019	5,283	—	12,302
Intercompany royalty charges (income)	195,572	(195,572)	—	—
Equity in earnings of subsidiaries	(318,382)	—	318,382	—
Earnings (loss) from continuing operations before income taxes and minority interest	394,431	320,509	(318,226)	396,714
Income taxes	145,607	—	—	145,607
Earnings (loss) from continuing operations before minority interest	248,824	320,509	(318,226)	251,107
Minority interest in net earnings of subsidiaries	—	—	(3,107)	(3,107)
Earnings (loss) from continuing operations	248,824	320,509	(321,333)	248,000
Earnings (loss) from discontinued operation, net of taxes	—	1,554	(730)	824
Net earnings (loss)	$248,824	$322,063	$(322,063)	$248,824

	Year ended July 31, 2004 (Predecessor)
(in thousands)	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$2,969,417	$520,948	$(6,366)	$3,483,999
Cost of goods sold including buying and occupancy costs (excluding depreciation)	1,901,967	335,770	(6,528)	2,231,209
Selling, general and administrative expenses (excluding depreciation)	745,773	117,630	—	863,403
Income from credit card operations	—	(55,750)	—	(55,750)
Depreciation expense	77,659	20,392	—	98,051
Impairment and other charges	—	3,853	—	3,853
Operating earnings	244,018	99,053	162	343,233
Interest expense, net	13,792	2,111	—	15,903
Intercompany royalty charges (income)	164,994	(164,994)	—	—
Equity in earnings of subsidiaries	(259,791)	—	259,791	—
Earnings (loss) from continuing operations before income taxes and minority interest	325,023	261,936	(259,629)	327,330
Income taxes	120,191	—	—	120,191
Earnings (loss) from continuing operations before minority interest	204,832	261,936	(259,629)	207,139
Minority interest in net earnings of subsidiaries	—	—	(2,957)	(2,957)
Earnings (loss) from continuing operations	204,832	261,936	(262,586)	204,182
Earnings (loss) from discontinued operation, net of taxes	—	1,242	(592)	650
Net earnings (loss)	$204,832	$263,178	$(263,178)	$204,832

	Forty-three weeks ended July 29, 2006 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$12,455	$12,455	$245,749	$(258,204)	$12,455
Loss (earnings) from discontinued operation	—	—	14,317	(462)	13,855
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	—	89,545	21,541	—	111,086
Amortization of debt issue costs	—	11,728	—	—	11,728
Amortization of customer lists and favorable lease commitments	—	49,830	10,335	—	60,165
Non-cash charges related to step-up in carrying value of inventory	—	32,890	5,177	—	38,067
Stock-based compensation charges	—	3,951	—	—	3,951
Deferred income taxes	—	(65,939)	—	—	(65,939)
Minority interest	—	—	—	204	204
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	14,438	877	—	15,315
Intercompany royalty income payable (receivable)	—	201,878	(201,878)	—	—
Equity in earnings of subsidiaries	(12,455)	(246,686)	—	259,141	—
Changes in operating assets and liabilities, net	—	254,617	(64,819)	(679)	189,119
Net cash provided by continuing operating activities	—	358,707	31,299	—	390,006
Net cash used for discontinued operation	—	—	(9,241)	—	(9,241)
Net cash provided by operating activities	—	358,707	22,058	—	380,765
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(126,546)	(14,444)	—	(140,990)
Acquisition of The Neiman Marcus Group, Inc.	—	(5,156,423)	—	—	(5,156,423)
Net proceeds from the Gurwitch Disposition	—	40,752	—	—	40,752
Intercompany (receivable) payable	(1,427,739)	—	—	1,427,739	—
Net cash (used for) provided by continuing investing activities	(1,427,739)	(5,242,217)	(14,444)	1,427,739	(5,256,661)
Net cash used for discontinued operation	—	—	(3,141)	—	(3,141)
Net cash (used for) provided by investing activities	(1,427,739)	(5,242,217)	(17,585)	1,427,739	(5,259,802)
CASH FLOWS—FINANCING ACTIVITIES
Proceeds from borrowings	—	3,325,000	15,250	—	3,340,250
Repayment of borrowings	—	(385,812)	(17,000)	—	(402,812)
Debt issuance costs paid	—	(102,854)	—	—	(102,854)
Cash equity contributions	1,427,739	1,427,739	—	(1,427,739)	1,427,739
Net cash provided by (used for) continuing financing activities	1,427,739	4,264,073	(1,750)	(1,427,739)	4,262,323
Net cash used for discontinued operation	—	—	(2,418)	—	(2,418)
Net cash provided by (used for) financing activities	1,427,739	4,264,073	(4,168)	(1,427,739)	4,259,905
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(619,437)	305	—	(619,132)
Beginning balance	—	841,745	2,150	—	843,895
Ending balance	$—	$222,308	$2,455	$—	$224,763

	Nine weeks ended October 1, 2005 (Predecessor)
(in thousands)	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$44,154	$64,688	$(64,688)	$44,154
Loss (earnings) from discontinued operation	—	552	(206)	346
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	16,118	3,608	—	19,726
Stock-based compensation charges	19,968	—	—	19,968
Deferred income taxes	(6,921)	—	—	(6,921)
Minority interest	—	—	(347)	(347)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	(345)	1,091	—	746
Intercompany royalty income payable (receivable)	46,240	(46,240)	—	—
Equity in earnings of subsidiaries	(64,955)	—	64,955	—
Changes in operating assets and liabilities, net	499,941	(557,846)	286	(57,619)
Net cash provided by (used for) continuing operating activities	554,200	(534,147)	—	20,053
Net cash used for discontinued operation	—	(618)	—	(618)
Net cash provided by (used for) operating activities	554,200	(534,765)	—	19,435
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	(22,455)	(3,776)	—	(26,231)
Net cash used for continuing investing activities	(22,455)	(3,776)	—	(26,231)
Net cash used for discontinued operation	—	(80)	—	(80)
Net cash used for investing activities	(22,455)	(3,856)	—	(26,311)
CASH FLOWS—FINANCING ACTIVITIES
Proceeds from borrowings on lines of credit	—	4,000	—	4,000
Cash dividends paid	(7,346)	—	—	(7,346)
Net cash (used for) provided by continuing financing activities	(7,346)	4,000	—	(3,346)
Net cash provided by discontinued operation	—	1,000	—	1,000
Net cash (used for) provided by financing activities	(7,346)	5,000	—	(2,346)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	524,399	(533,621)	—	(9,222)
Beginning balance	317,346	536,136	—	853,482
Ending balance	841,745	2,515	—	844,260
Less cash of discontinued operation	—	365	—	365
Ending balance	$841,745	$2,150	$—	$843,895

	Year ended July 30, 2005 (Predecessor)
(in thousands)	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$248,824	$322,063	$(322,063)	$248,824
(Earnings) loss from discontinued operation	—	(1,554)	730	(824)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	84,831	21,515	—	106,346
Loss on disposition of Chef’s catalog	7,048	8,300	—	15,348
Deferred income taxes	(15,336)	—	—	(15,336)
Gain on Credit Card Sale	—	(6,170)	—	(6,170)
Net cash received from Credit Card Sale	—	533,656	—	533,656
Minority Interest	—	—	3,107	3,107
Other, primarily costs related to defined benefit pension and other long-term benefit plans	41,991	(2,022)	—	39,969
Intercompany royalty income payable (receivable)	195,572	(195,572)	—	—
Equity in earnings of subsidiaries	(318,382)	—	318,382	—
Changes in operating assets and liabilities, net	(117,121)	34,298	(156)	(82,979)
Net cash provided by continuing operating activities	127,427	714,514	—	841,941
Net cash provided by discontinued operation	—	3,459	—	3,459
Net cash provided by operating activities	127,427	717,973	—	845,400
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	(173,064)	(26,634)	—	(199,698)
Net increase in cash restricted for repayment of borrowings under Credit Card Facility	—	(40,713)	—	(40,713)
Proceeds from the sale of Chef’s Catalog	14,419	—	—	14,419
Net cash used for continuing investing activities	(158,645)	(67,347)	—	(225,992)
Net cash used for discontinued operation	—	(2,837)	—	(2,837)
Net cash used for investing activities	(158,645)	(70,184)	—	(228,829)
CASH FLOWS—FINANCING ACTIVITIES
Proceeds from borrowings on lines of credit	—	5,500	—	5,500
Repayment of borrowings on lines of credit	(113)	(5,500)	—	(5,613)
Repayment of borrowings under Credit Card Facility	—	(112,500)	—	(112,500)
Acquisitions of treasury stock	(3,088)	—	—	(3,088)
Proceeds from stock-based compensation awards	16,100	—	—	16,100
Cash dividends paid	(27,398)	—	—	(27,398)
Distributions paid	—	(3,898)	—	(3,898)
Net cash used for continuing financing activities	(14,499)	(116,398)	—	(130,897)
Net cash used for discontinued operation	—	(559)	—	(559)
Net cash used for financing activities	(14,499)	(116,957)	—	(131,456)
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	(45,717)	530,832	—	485,115
Beginning balance	363,063	5,304	—	368,367
Ending balance	317,346	536,136	—	853,482
Less cash of discontinued operation	—	63	—	63
Ending balance	$317,346	$536,073	$—	$853,419

	Year ended July 31, 2004 (Predecessor)
(in thousands)	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$204,832	$263,178	$(263,178)	$204,832
(Earnings) loss from discontinued operation	—	(1,242)	592	(650)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	77,659	20,392	—	98,051
Deferred income taxes	22,969	—	—	22,969
Impairment of intangible assets and other charges	—	3,853	—	3,853
Minority Interest	—	—	2,957	2,957
Other, primarily costs related to defined benefit pension and other long-term benefit plans	34,562	(682)	—	33,880
Intercompany royalty income payable (receivable)	164,994	(164,994)	—	—
Equity in earnings of subsidiaries	(259,791)	—	259,791	—
Changes in operating assets and liabilities, net	3,564	(317,431)	(162)	(314,029)
Net cash provided by (used for) continuing operating activities	248,789	(196,926)	—	51,863
Net cash provided by discontinued operation	—	709	—	709
Net cash provided by (used for) operating activities	248,789	(196,217)	—	52,572
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	(94,591)	(24,478)	—	(119,069)
Proceeds from sale of other assets	3,183	—	—	3,183
Net cash used for continuing investing activities	(91,408)	(24,478)	—	(115,886)
Net cash used for discontinued operation	—	(1,404)	—	(1,404)
Net cash used for investing activities	(91,408)	(25,882)	—	(117,290)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings under Credit Card Facility	—	225,000	—	225,000
Acquisitions of treasury stock	(7,553)	—	—	(7,553)
Proceeds from stock-based compensation awards	23,797	—	—	23,797
Cash dividends paid	(12,632)	—	—	(12,632)
Distributions paid	—	(3,172)	—	(3,172)
Net cash provided by continuing financing activities	3,612	221,828	—	225,440
Net cash provided by discontinued operation	—	695	—	695
Net cash provided by financing activities	3,612	222,523	—	226,135
CASH AND CASH EQUIVALENTS
Increase during the period	160,993	424	—	161,417
Beginning balance	202,070	4,880	—	206,950
Ending balance	$363,063	$5,304	$—	$368,367

NOTE 19.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Fiscal year 2006
	Nine weeks ended October 1, 2005		Four weeks ended October 29, 2005	Second Quarter	Third Quarter	Fourth Quarter		Total
	(Predecessor)			(Successor)
Revenues	$643.4		$319.6	$1,217.6	$1,009.6	$915.4		$4,105.6
Gross profit (1)	$265.1		$124.8	$382.1	$409.1	$287.1		$1,468.2
Earnings from continuing operations	$44.5		$10.8	$2.7	$40.3	$(27.5)		70.8
(Loss) earnings from discontinued operation, net of tax	$(0.3)		$0.1	$0.3	$0.2	$(14.5)		$(14.2)
Net earnings	$44.2	(2)	$10.9	$3.0	$40.5	$(42.0	)(3)	$56.6

	Fiscal year 2005
	First Quarter		Second Quarter	Third Quarter	Fourth Quarter		Total
			(Predecessor)
Revenues	$896.2		$1,118.1	$920.7	$839.8		$3,774.8
Gross profit (1)	$365.0		$381.7	$371.6	$266.2		$1,384.5
Earnings from continuing operations	$64.1		$70.2	$79.8	$33.9		$248.0
Earnings from discontinued operation, net of tax	$0.0		$0.4	$0.0	$0.4		$0.8
Net earnings	$64.1	(4)	$70.6	$79.8	$34.3	(5)	$ 248.8

(1)          Gross profit includes revenues less cost of goods sold including buying and occupancy costs (excluding depreciation).

(2)          For the nine weeks ended October 1, 2005, net earnings includes $23.5 million of pretax transaction and other costs incurred in connection with the Transactions. These costs consist primarily of $4.5 million of accounting, investment banking, legal and other costs associated with the Transactions and a $19.0 million non-cash charge for stock compensation resulting from the accelerated vesting of Predecessor stock options and restricted stock in connection with the Acquisition.

(3)          For the fourth quarter of fiscal year 2006, net earnings include a loss from discontinued operation of $13.9 million which includes $13.3 million of income tax expense related to the excess of the tax over book gain realized in connection with the Gurwitch Disposition.

(4)          Net earnings for the first quarter of fiscal year 2005 includes a pretax loss of $15.3 million related to the disposition of Chef’s Catalog.

(5)          Net earnings for the fourth quarter of fiscal year 2005 includes a pretax gain of $6.2 million related to the sale of our credit card portfolio, tax benefits aggregating $7.6 million related to favorable settlements associated with previous state tax filings and reductions in previously recorded deferred tax liabilities.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEIMAN MARCUS, INC.

By:	/s/ NELSON A. BANGS
Nelson A. Bangs Senior Vice President and General Counsel

Dated: September 27, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Signature	Title	Date

/s/ BURTON M. TANSKY	President and Chief Executive	September 27, 2006
Burton M. Tansky	Officer, Director

/s/ JAMES E. SKINNER	Senior Vice President and Chief
James E. Skinner	Financial Officer (principal financial officer)	September 27, 2006

/s/ T. DALE STAPLETON	Vice President and Controller	September 27, 2006
T. Dale Stapleton	(principal accounting officer)

/s/ DAVID A. BARR	Director	September 27, 2006
David A. Barr

/s/ RON BEEGLE	Director	September 27, 2006
Ron Beegle

/s/ JONATHAN COSLET	Director	September 27, 2006
Jonathan Coslet

Director
James G. Coulter

/s/ JOHN G. DANHAKL	Director	September 27, 2006
John G. Danhakl

/s/ SIDNEY LAPIDUS	Director	September 27, 2006
Sidney Lapidus

/s/ KEWSONG LEE	Director	September 27, 2006
Kewsong Lee

/s/ CARRIE WHEELER	Director	September 27, 2006
Carrie Wheeler

SCHEDULE II

Neiman Marcus, Inc.

Valuation and Qualifying Accounts and Reserves

(in thousands)

Three years ended July 29, 2006

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Forty-three weeks ended July 29, 2006 (Successor)
Allowance for doubtful accounts (deducted from accounts receivable)	$280	$100	$—		$—		$380
Reserve for estimated sales returns	$47,962	$442,616	$—		$(446,836	)(A)	$43,742
Nine weeks ended October 1, 2005 (Predecessor)
Allowance for doubtful accounts (deducted from accounts receivable)	$280	$—	$—		$—		$280
Reserve for estimated sales returns	$35,170	$93,435	$—		$(80,643	)(A)	$47,962
Year ended July 30, 2005 (Predecessor)(B)
Allowance for doubtful accounts (deducted from accounts receivable)	$9,948	$14,656	$(11,116	)(C)	$(13,208	)(D)	$280
Reserve for estimated sales returns	$30,829	$462,895	$—		$(458,554	)(A)	$35,170
Year ended July 31, 2004 (Predecessor) (B)
Allowance for doubtful accounts (deducted from accounts receivable)	$280	$7,609	$11,820	(E)	$(9,761	)(D)	$9,948
Reserve for estimated sales returns	$26,457	$387,916	$—		$(383,544	)(A)	$30,829

(A)                              Gross margin on actual sales returns, net of commissions.

(B)                                Fiscal years 2005 and 2004 have been adjusted to exclude the operations of Gurwitch Products, L.L.C.

(C)                                Reserve eliminated in connection with the sale of our proprietary credit card receivables.

(D)                               Write-off of uncollectible accounts net of recoveries and other miscellaneous deductions.

(E)                                 Reserve established in connection with the transition from Off-Balance Sheet Accounting to Financing Accounting for borrowings under the previous revolving credit card securitization program.