Form 10-Q
period 2006-10-28
Neiman Marcus, Inc.
filed 2006-12-07
CIK 1358651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 28, 2006

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

There were 1,012,264 shares of the registrant’s common stock, par value $.01 per share, outstanding at October 28, 2006.

NEIMAN MARCUS, INC.

INDEX

		Page
Part I.	Financial Information

Item 1.	Condensed Consolidated Balance Sheets as of October 28, 2006 (Successor), July 29, 2006 (Successor) and October 29, 2005 (Successor)	1

	Condensed Consolidated Statements of Earnings for the Thirteen Weeks Ended October 28, 2006 (Successor), Four Weeks Ended October 29, 2005 (Successor) and Nine Weeks Ended October 1, 2005 (Predecessor)	2

	Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended October 28, 2006 (Successor), Four Weeks Ended October 29, 2005 (Successor) and Nine Weeks Ended October 1, 2005 (Predecessor)	3

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56

Item 4.	Controls and Procedures	57

Part II.	Other Information

Item 1.	Legal Proceedings	58

Item 1A.	Risk Factors	58

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	64

Item 4.	Submission of Matters to a Vote of Security Holders	64

Item 6.	Exhibits	64

Signatures		69

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except shares)	October 28, 2006	July 29, 2006	October 29, 2005
	(Successor)	(Successor)	(Successor)
ASSETS
Current assets:
Cash and cash equivalents	$159,430	$223,740	$191,532
Reserved cash	—	—	134,734
Accounts receivable	46,207	30,164	23,115
Merchandise inventories	971,302	793,621	959,103
Deferred income taxes	33,232	31,503	16,074
Other current assets	42,696	40,211	78,706
Current assets of discontinued operations	16,354	16,617	39,843
Total current assets	1,269,221	1,135,856	1,443,107

Property and equipment, net	1,038,138	1,030,279	1,095,403
Customer lists, net	518,068	531,632	421,186
Favorable lease commitments, net	460,727	465,197	385,201
Trademarks	1,621,788	1,621,788	1,696,846
Goodwill	1,605,140	1,605,140	1,685,083
Debt issuance costs	94,797	97,537	108,028
Other assets	14,994	27,786	11,145
Non-current assets of discontinued operations	79,297	92,746	140,416
Total assets	$6,702,170	$6,607,961	$6,986,415

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$320,212	$300,439	$335,097
Accrued liabilities	431,295	377,968	322,374
Notes payable and current maturities of long-term liabilities	4,179	3,887	200
Senior notes due 2008	—	—	134,734
Current liabilities of discontinued operations	28,565	16,764	35,580
Total current liabilities	784,251	699,058	827,985

Long-term liabilities:
Asset-based revolving credit facility	—	—	150,000
Senior secured term loan facility	1,875,000	1,875,000	1,975,000
Senior debentures due 2028	120,760	120,711	120,565
Senior notes	700,000	700,000	700,000
Senior subordinated notes	500,000	500,000	500,000
Deferred real estate credits, net	29,326	27,316	808
Deferred income taxes	1,031,959	1,048,925	1,106,419
Other long-term liabilities	192,939	190,195	169,018
Non-current liabilities of discontinued operations	12,735	12,775	13,188
Total long-term liabilities	4,462,719	4,474,922	4,734,998

Minority interest in discontinued operations	5,993	6,314	11,751

Common stock (par value $0.01 per share, issued 1,012,264 shares)	10	10	10
Additional paid-in capital	1,406,741	1,405,373	1,401,420
Accumulated other comprehensive income (loss)	2,772	9,829	(598)
Retained earnings	39,684	12,455	10,849
Total shareholders’ equity	1,449,207	1,427,667	1,411,681
Total liabilities and shareholders’ equity	$6,702,170	$6,607,961	$6,986,415

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

(in thousands)	Thirteen weeks ended October 28, 2006	Four weeks ended October 29, 2005	Nine weeks ended October 1, 2005
	(Successor)	(Successor)	(Predecessor)

Revenues	$1,039,211	$313,812	$632,372
Cost of goods sold including buying and occupancy costs (excluding depreciation)	606,778	191,528	371,542
Selling, general and administrative expenses (excluding depreciation)	247,530	77,263	155,632
Income from credit card operations	(16,371)	(3,785)	(7,818)
Depreciation expense	33,175	9,322	19,209
Amortization of customer lists	13,564	3,249	—
Amortization of favorable lease commitments	4,470	1,559	—
Transaction and other costs	—	—	23,544
Other income	(4,210)	—	—

Operating earnings	154,275	34,676	70,263

Interest expense (income), net	68,818	17,254	(910)

Earnings from continuing operations before income taxes	85,457	17,422	71,173

Income taxes	34,002	6,790	26,226

Earnings from continuing operations	51,455	10,632	44,947

(Loss) earnings from discontinued operations, net of taxes	(24,226)	217	(793)

Net earnings	$27,229	$10,849	$44,154

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)	Thirteen weeks ended October 28, 2006	Four weeks ended October 29, 2005	Nine weeks ended October 1, 2005
	(Successor)	(Successor)	(Predecessor)
CASH FLOWS - OPERATING ACTIVITIES
Net earnings	$27,229	$10,849	$44,154
Loss (earnings) from discontinued operations	24,226	(217)	793
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation expense	33,175	9,322	19,209
Amortization of debt issue costs	3,498	1,091	96
Amortization of customer lists and favorable lease commitments	18,034	4,808	—
Non-cash charges related to step-up in carrying value of inventory	—	7,481	—
Stock-based compensation charges	1,365	—	19,968
Deferred income taxes	(13,801)	(12,409)	(6,921)
Other, primarily costs related to defined benefit pension plans	5,768	12,893	(4,621)
	99,494	33,818	72,678
Changes in operating assets and liabilities:
Increase in accounts receivable	(16,043)	(921)	(7,779)
Increase in merchandise inventories	(178,076)	(26,943)	(172,924)
(Increase) decrease in other current assets	(2,485)	1,077	6,898
Increase in other assets	(929)	—	(2,274)
Increase in accounts payable and accrued liabilities	74,287	11,594	122,608
Payment of deferred compensation and stock-based awards	—	(12,901)	—
Increase in deferred real estate credits	2,428	2,389	4,326
Net cash (used for) provided by continuing operating activities	(21,324)	8,113	23,533
Net cash provided by (used for) discontinued operations	1,059	1,273	(4,098)
Net cash (used for) provided by operating activities	(20,265)	9,386	19,435
CASH FLOWS – INVESTING ACTIVITIES
Capital expenditures	(41,419)	(21,996)	(25,575)
Acquisition of The Neiman Marcus Group, Inc.	—	(5,152,939)	—
Increase in reserved cash	—	(134,734)	—
Net cash used for continuing investing activities	(41,419)	(5,309,669)	(25,575)
Net cash used for discontinued operations	(136)	(1,015)	(736)
Net cash used for investing activities	(41,555)	(5,310,684)	(26,311)
CASH FLOWS – FINANCING ACTIVITIES
Repayment of borrowings	(809)	—	—
Borrowings under asset-based revolving credit facility	—	150,000	—
Borrowings under senior term loan facility	—	1,975,000	—
Borrowings of senior notes and subordinated debt	—	1,200,000	—
Debt issuance costs paid	(758)	(102,854)	—
Cash equity contributions	—	1,427,739	—
Cash dividends paid	—	—	(7,346)
Net cash (used for) provided by continuing financing activities	(1,567)	4,649,885	(7,346)
Net cash (used for) provided by discontinued operations	(925)	(750)	5,000
Net cash (used for) provided by financing activities	(2,492)	4,649,135	(2,346)
CASH AND CASH EQUIVALENTS
Decrease during the period	(64,312)	(652,163)	(9,222)
Beginning balance	224,763	844,260	853,482
Ending balance	160,451	192,097	844,260
Less cash and cash equivalents of discontinued operations	1,021	565	1,056
Ending balance of continuing operations	$159,430	$191,532	$843,204

(in thousands)	Thirteen weeks ended October 28, 2006	Four weeks ended October 29, 2005	Nine weeks ended October 1, 2005
	(Successor)	(Successor)	(Predecessor)
Supplemental Schedule of Cash Flow Information

Cash paid (received) during the period for:
Interest	$78,308	$3,541	$134
Income taxes	$11,024	$275	$10,693
Noncash activities:
Equity contribution from Holding	$—	$25,000	$—
Equity contribution from management shareholders	$—	$17,891	$—
Reduction in equity for deemed dividend to management shareholders	$—	$69,200	$—
Additions to property and equipment	$822	$—	$—

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

The acquisition of NMG was completed on October 6, 2005 through the merger of Merger Sub with and into NMG, with NMG being the surviving entity (the Acquisition). Subsequent to the Acquisition, NMG is a subsidiary of the Company, which is controlled by Holding. The Acquisition was recorded as of October 1, 2005, the beginning of our October accounting period.

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

Our fiscal year ends on the Saturday closest to July 31.  All references to the first quarter of fiscal year 2007 relate to the thirteen weeks ended October 28, 2006 (Successor).  All references to the first quarter of fiscal year 2006 relate to the combined period comprised of four weeks ended October 29, 2005 (Successor) and the nine weeks ended October 1, 2005 (Predecessor).

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 29, 2006.

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

•                  Recognition of income taxes;

•                  Measurement of accruals for litigation, general liability, workers’ compensation and health insurance, short-term disability, pension and postretirement health care benefits; and

•                  Allocation of the price paid to acquire the Company to our assets and liabilities as of the date of the Acquisition (as more fully described in Note 3).

A detailed description of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended July 29, 2006.

Recent Accounting Pronouncements.  In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions.  This Interpretation requires that we recognize in our consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position.  We will be required to implement the provisions of FIN 48 no later than the first quarter of fiscal year 2008. We have not yet evaluated the impact, if any, of adopting FIN 48 on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108).  SAB 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet.  We will be required to adopt the provisions of SAB 108 no later than the fourth quarter of fiscal year 2007.  We currently do not believe that the adoption of SAB 108 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157), which provides guidance for using fair value to measure certain assets and liabilities.  FAS 157 will apply whenever another standard requires or permits assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value to any new circumstances.  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, or our fiscal year ending August 1, 2009.  We have not yet evaluated the impact, if any, of adopting FAS 157 on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans” (FAS 158).  FAS 158 requires employers to report a postretirement benefit asset for plans that are overfunded and a postretirement benefit liability for plans that are underfunded. Deferred plan costs and income are required to be reported in accumulated other comprehensive income (OCI), net of tax effects, until they are amortized.  We will be required to adopt the provisions of FAS 158 no later than the fourth quarter of fiscal year 2007.  We have not yet evaluated the impact, if any, of adopting FAS 158 on our consolidated financial statements.

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

3.               Purchase Accounting

We accounted for the Acquisition in accordance with the provisions of Statement of Financial Accounting Standards No. 141 “Business Combinations” (SFAS No. 141), whereby the purchase price paid to effect the Acquisition was allocated to state the acquired assets and liabilities at fair value. The Acquisition and the allocation of the purchase price were recorded as of October 1, 2005, the beginning of our October accounting period. The purchase price was approximately $5,461.7 million. The sources and uses of funds in connection with the Transactions and the redemption of our 2008 Notes are summarized below (in millions):

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

In connection with the purchase price allocation, we made estimates of the fair values of our long-lived and intangible assets based upon assumptions related to future cash flows, discount rates and asset lives utilizing currently available information. As of October 29, 2005, we recorded preliminary purchase accounting adjustments to increase the carrying value of our property and equipment and inventory, to establish intangible assets for our tradenames, customer lists and favorable lease commitments and to revalue our long-term benefit plan obligations, among other things. We revised these preliminary purchase accounting adjustments during the second, third and fourth quarters of fiscal year 2006 as additional information became available. The final purchase accounting adjustments, as reflected in our July 29, 2006 consolidated balance sheet, were as follows (in millions):

Cash consideration:
Paid to shareholders		$5,092.9
Transaction costs		63.5
		5,156.4
Non-cash consideration		36.7
Total consideration		5,193.1

Net assets acquired at historical cost		1,638.2
Adjustments to state acquired assets at fair value:
1) Increase carrying value of property and equipment	$137.8
2) Increase carrying value of inventory	38.1
3) Write-off historical goodwill and tradenames	(71.5)
4) Record intangible assets acquired
Customer lists	576.5
Favorable lease commitments	480.0
Tradenames	1,621.8
5) Write-off other assets, primarily debt issue costs	(3.7)
6) Adjustment to state 2008 Notes at redemption value	(6.2)
7) Adjustment to state 2028 Debentures at fair value	4.5
8) Write-off deferred real estate credits	90.2
9) Increase in long-term benefit obligations, primarily pension obligations	(57.6)
10) Tax impact of purchase accounting adjustments	(1,049.3)
11) Increase carrying values of assets of Gurwitch Products, L.L.C and Kate Spade LLC.	120.0
Deemed dividend to management shareholders	69.2	1,949.8
Net assets acquired at fair value		3,588.0
Goodwill at Acquisition date		$1,605.1

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

2007	$72,254
2008	72,254
2009	72,254
2010	72,254
2011	61,543
2012	48,898

4.               Transactions with Sponsors

In connection with the Transactions, we entered into a management services agreement with affiliates of the Sponsors pursuant to which affiliates of one of the Sponsors received on the closing date a transaction fee of $25 million in cash. Affiliates of the other Sponsor waived any cash transaction fee in connection with the Transactions.

In addition, pursuant to such agreement, and in exchange for on-going consulting and management advisory services that will be provided to us by the Sponsors and their affiliates, affiliates of the Sponsors will receive an aggregate annual management fee equal to the lesser of (i) 0.25% of our consolidated annual revenues or (ii) $10 million. Affiliates of the Sponsors will also receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with services provided pursuant to the agreement. These management fees are payable quarterly in arrears.  We recorded management fees of $2.6 million during the thirteen weeks ended October 28, 2006 and $0.7 million during the four weeks ended October 29, 2005, which are included in selling, general and administrative expenses in the condensed consolidated statements of earnings.

The management services agreement also provides that affiliates of the Sponsors may receive future fees in connection with certain subsequent financing and acquisition or disposition transactions. The management services agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

5.               Stock-Based Compensation

The Predecessor accounted for stock-based compensation awards to employees in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees “ (APB No. 25) and its related interpretations. Accordingly, we recognized compensation expense on our restricted stock awards but did not recognize compensation expense for stock options since all options granted had an exercise price equal to the market value of our common stock on the grant date. We did not adopt the previous voluntary expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), whereby the fair value of stock-based compensation awards would have been expensed over the terms of awards. However, consistent with the disclosure requirements of SFAS No. 123, we made pro forma disclosures of the effect that application of the fair value expense recognition provisions of SFAS No. 123 would have had on our net earnings.

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

Predecessor Stock-Based Compensation Accounting.  In connection with the adoption of the provisions of SFAS No. 123(R), we recorded non-cash charges for stock compensation of approximately $20.0 million in the period from July 31, 2005 to October 1, 2005 primarily as a result of the accelerated vesting of all Predecessor options and restricted stock in connection with the Transactions.

Successor Stock-Based Compensation Accounting.  In connection with the Transactions, the Company authorized new equity-based management arrangements which authorize equity awards to be granted for up to 87,992.0 shares of the common stock of the Company, of which options for 81,716.3 shares were issued to certain management employees. All options are outstanding at October 28, 2006. Substantially all options had an initial exercise price of $1,445 per share, with the exercise price with respect to approximately 50% of such options escalating at a 10% compound rate per year until the earlier to occur of (i) exercise, (ii) the fifth anniversary of the date of grant or (iii) the occurrence of a change in control; provided that in the event the Sponsors cause the sale of shares of the Company to an unaffiliated entity, the exercise price will cease to accrete at the time of the sale with respect to a pro rata portion of the accreting options.

Using the Black-Scholes option-pricing model, the per share fair value was approximately $494 for the fixed price options and $247 for the options with escalating exercise prices. In estimating the fair value of our options, we made the following assumptions: expected term to exercise of five years; expected volatility of 30%; risk-free interest rate of 4.23%; and no dividend yield. Expected volatility is based on a combination of the Predecessor’s historical volatility adjusted for our new leverage and estimates of implied volatility of our peer group.  In October 2006, the exercise price with respect to the 38,121.7 escalating options accreted from $1,445 to $1,590 per share.  Options generally vest over four to five years and expire 10 years from the date of grant.  At October 28, 2006, options for 21,618.8 shares were vested.

For the thirteen weeks ended October 28, 2006, we recognized non-cash stock compensation expense of $1.4 million, which is included in selling, general and administrative expenses. At October 28, 2006, unearned non-cash stock-based compensation that we expect to recognize as expense over the next 4 years aggregates approximately $22.0 million.

6.               Discontinued Operations

Gurwitch Products, L.L.C. On July 27, 2006, we sold our former majority interest in Gurwitch Products, L.L.C. to Alticor Inc., for pretax net cash proceeds of approximately $40.8 million (Gurwitch Disposition).  Gurwitch Products, L.L.C. designs and markets the Laura Mercier cosmetics line and had revenues of approximately $71.6 million in fiscal year 2006.  At July 27, 2006, Gurwitch Products, L.L.C. had 1) net tangible assets, primarily accounts receivable, inventory and property and equipment, of $31.6 million, 2) net intangible assets and goodwill of $40.7 million and 3) total liabilities of $31.5 million.

Kate Spade LLC. In April 2005, the minority investor in Kate Spade LLC exercised the put option with respect to the sale of the full amount of its 44% stake in such company to NMG. We subsequently entered into a standstill agreement to postpone the put process while we engaged in discussions with the minority investor in Kate Spade LLC regarding certain strategic alternatives, including the possible sale of such company.  In October 2006, we entered into an agreement to settle the put option whereby we will purchase the interest held by the minority investor for approximately $59 million. In November 2006, we entered into a definitive agreement to sell 100% of the ownership interests in Kate Spade LLC to Liz Claiborne, Inc. (consisting of both our current 56% interest and the 44% minority interest to be purchased by NMG) for estimated pretax net proceeds of approximately $117 million. Both the purchase of the minority interest in Kate Spade LLC and the sale of Kate Spade LLC to Liz Claiborne, Inc. are anticipated to close no later than January 2007.

Kate Spade LLC designs and markets high-end accessories and had revenues of approximately $84.7 million in fiscal year 2006. In the first quarter of fiscal year 2007, Kate Spade LLC generated operating income of approximately $0.5 million and we wrote the net assets of Kate Spade LLC down by $24.7 million (including impairment of intangible assets of $12.5 million) in order to state the net assets of Kate Spade LLC at their estimated net realizable value to NMG. At October 28, 2006, after the writedown of the intangible assets, Kate Spade LLC had 1) net tangible assets, primarily accounts receivable, inventory and property and equipment, of $29.9 million, 2) net intangible assets and goodwill of $65.8 million and 3) total liabilities of $41.3 million.

The Company’s unaudited condensed consolidated financial statements, accompanying notes and other information provided in this Quarterly Report on Form 10-Q reflect Gurwitch Products, L.L.C. and Kate Spade LLC as discontinued operations for all periods presented.

7.               Income from Credit Card Operations

Pursuant to a long-term marketing and servicing alliance with HSBC, HSBC offers credit card and non-card payment plans bearing our brands and we receive ongoing payments from HSBC based on credit card sales and compensation for marketing and servicing activities (HSBC Program Income).  We recognize HSBC Program Income when earned.

8.               Long-term Debt

The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	October 28, 2006	July 29, 2006	October 29, 2005
		(Successor)	(Successor)	(Successor)

Asset-Based Revolving Credit Facility	variable	$—	$—	$150,000
Senior Secured Term Loan Facility	variable	1,875,000	1,875,000	1,975,000
2028 Debentures	7.125%	120,760	120,711	120,565
Senior Notes	9.0%/9.75%	700,000	700,000	700,000
Senior Subordinated Notes	10.375%	500,000	500,000	500,000
2008 Notes	6.65%	—	—	134,734
		3,195,760	3,195,711	3,580,299
Less: current portion of 2008 Notes		—	—	134,734
Long-term debt		$3,195,760	$3,195,711	$3,445,565

Senior Secured Asset-Based Revolving Credit Facility.  On October 6, 2005, in connection with the Transactions, NMG entered into a credit agreement and related security and other agreements for a senior secured Asset-Based Revolving Credit Facility with Deutsche Bank Trust Company Americas as administrative agent and collateral agent. The Asset-Based Revolving Credit Facility provides financing of up to $600.0 million, subject to a borrowing base equal to at any time the lesser of 80% of eligible inventory (valued at the lower of cost or market value) and 85% of net orderly liquidation value of the eligible inventory, less certain reserves. The Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice. At the closing of the Transactions, NMG utilized $150.0 million of the Asset-Based Revolving Credit Facility for loans and approximately $16.5 million for letters of credit. In the second quarter of fiscal year 2006, NMG repaid all loans under the Asset-Based Revolving Credit Facility. As of October 28, 2006, NMG had $574.3 million of unused borrowing availability under the Asset-Based Revolving Credit Facility based on a borrowing base of over $600.0 million and after giving effect to $25.7 million used for letters of credit.

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

All obligations under the Asset-Based Revolving Credit Facility are guaranteed by the Company and certain of NMG’s existing and future domestic subsidiaries (excluding, among others, Kate Spade LLC). As of October 28, 2006, the liabilities of NMG’s non-guarantor subsidiaries totaled approximately $46.1 million, or 0.9% of consolidated liabilities, and the assets of NMG’s non-guarantor subsidiaries aggregated approximately $102.6 million, or 1.5% of consolidated total assets. All obligations under NMG’s Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of the Company, NMG and the subsidiaries that have guaranteed the Asset-Based Revolving Credit Facility (subsidiary guarantors), including:

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

Capital stock and other securities of a subsidiary of NMG that are owned by NMG or any subsidiary guarantor will not constitute collateral under NMG’s Asset-Based Revolving Credit Facility to the extent that such securities cannot secure NMG’s 2028 Debentures or other secured public debt obligations without requiring the preparation and filing of separate financial statements of such subsidiary in accordance with applicable Securities and Exchange Commission’s rules. As a result, the collateral under NMG’s Asset-Based Revolving Credit Facility will include shares of capital stock or other securities of subsidiaries of NMG or any subsidiary guarantor only to the extent that the applicable value of such securities (on a subsidiary-by-subsidiary basis) is less than 20% of the aggregate principal amount of the 2028 Debentures or other secured public debt obligations of NMG. Stock of Kate Spade LLC and its assets does not constitute collateral under NMG’s Asset-Based Revolving Credit Facility.

The Asset-Based Revolving Credit Facility contains a number of covenants that, among other things and subject to certain significant exceptions, restrict its ability and the ability of its subsidiaries to:

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

Senior Secured Term Loan Facility.  On October 6, 2005, in connection with the Transactions, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility with Credit Suisse as administrative agent and collateral agent. The full amount of the Senior Secured Term Loan Facility was borrowed on October 6, 2005. In the second quarter of fiscal year 2006, NMG repaid $100.0 million principal amount of the loans under the Senior Secured Term Loan Facility. On October 12, 2006, NMG entered into an amendment to the credit agreement for the Senior Secured Term Loan Facility decreasing the interest rates applicable to borrowings under that facility.

Borrowings under the Senior Secured Term Loan Facility bear interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus  1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. Since October 12, 2006, (a) the applicable margin with respect to base rate borrowings (which was previously 1.50%) on a given date is 1.00% or 1.25%, depending upon NMG’s Consolidated Leverage Ratio (as defined in the amended credit agreement) on such date and (b) the applicable margin with respect to LIBOR borrowings (which was previously 2.50%) on a given date is 2.00% or 2.25%, also depending upon NMG’s Consolidated Leverage Ratio on such date.  At October 28, 2006, the applicable margin with respect to base rate borrowings was 1.25% and the applicable margin with respect to LIBOR borrowings was 2.25%. The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 7.89% at October 28, 2006.

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

Capital stock and other securities of a subsidiary of NMG that are owned by NMG or any subsidiary guarantor will not constitute collateral under NMG’s Senior Secured Term Loan Facility to the extent that such securities cannot secure the 2028 Debentures or other secured public debt obligations without requiring the preparation and filing of separate financial statements of such subsidiary in accordance with applicable SEC rules. As a result, the collateral under NMG’s Senior Secured Term Loan Facility will include shares of capital stock or other securities of subsidiaries of NMG or any subsidiary guarantor only to the extent that the applicable value of such securities (on a subsidiary-by-subsidiary basis) is less than 20% of the aggregate principal amount of the 2028 Debentures or other secured public debt obligations of NMG. Stock of Kate Spade LLC and its assets does not constitute collateral under NMG’s Senior Secured Term Loan Facility.

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

The fair value of 2028 Debentures at October 28, 2006 was approximately $125.0 million.

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

NMG’s interest in Kate Spade LLC is not subject to the covenants contained in the Senior Indenture. The Senior Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all outstanding Senior Notes to be due and payable immediately.

The fair value of NMG’s Senior Notes at October 28, 2006 was approximately $750.8 million.

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

The fair value of NMG’s Senior Subordinated Notes at October 28, 2006 was approximately $546.3 million.

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

Maturities of Long-Term Debt.  At October 28, 2006, annual maturities of long-term debt during the next five fiscal years and thereafter are as follows (in millions):

2007	$—
2008	—
2009	—
2010	—
2011	—
2012	—
Thereafter	3,195.8

The above table does not reflect future excess cash flow prepayments, if any, that may be required under the term loan facility.

Interest Rate Swaps.  The Company uses derivative financial instruments to help manage its interest rate risk. Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit its exposure to interest rate increases related to a portion of its floating rate indebtedness. The interest rate swap agreements terminate after five years. As of the effective date, NMG designated the interest rate swaps as cash flow hedges. As a result, changes in the fair value of NMG’s swaps are recorded as a component of other comprehensive income. For the thirteen weeks ended October 28, 2006, we recorded $7.7 million of unrecognized losses, net of tax, in other comprehensive income.

At October 28, 2006, the fair value of NMG’s interest rate swap agreements was a gain of approximately $7.4 million, which amount is included in other assets. As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will range from 6.931% to 7.499% per quarter and result in an average fixed rate of 7.285%.

Interest expense.  The significant components of interest expense are as follows:

(in thousands)	Thirteen weeks ended October 28, 2006	Four weeks ended October 29, 2005	Nine weeks ended October 1, 2005
	(Successor)	(Successor)	(Predecessor)

Asset-Based Revolving Credit Facility	$—	$581	$—
Senior Secured Term Loan Facility	35,703	8,214	—
2028 Debentures	2,226	685	1,542
Senior Notes	15,750	4,025	—
Senior Subordinated Notes	12,968	3,314	—
2008 Notes	—	639	1,439
Amortization of debt issue costs and other	4,538	1,162	301
Total interest expense	71,185	18,620	3,282
Less:
Interest income	1,642	962	3,046
Capitalized interest	725	404	1,146
Interest expense (income), net	$68,818	$17,254	$(910)

9.               Other Income

In the first quarter of fiscal year 2007, we received consideration aggregating $4.2 million in connection with the merger of Wedding Channel.com and The Knot. We held a minority operating interest in Wedding Channel.com and accounted for our investment under the cost method. In prior years, we had previously reduced our carrying value of this investment to zero.

10.         Accumulated Other Comprehensive Income (Loss)

The following table shows the components of accumulated other comprehensive income (loss):

(in thousands)	October 28, 2006	July 29, 2006	October 29, 2005
	(Successor)	(Successor)	(Successor)

Unrealized gain (loss) on financial instruments	$2,894	$9,990	$(754)
Other	(122)	(161)	156
Total accumulated other comprehensive income (loss)	$2,772	$9,829	$(598)

11.         Employee Benefit Plans

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

Costs of Benefits.  The components of the expenses incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

(in thousands)	Thirteen weeks ended October 28, 2006	Four weeks ended October 29, 2005	Nine weeks ended October 1, 2005
	(Successor)	(Successor)	(Predecessor)
Pension Plan:
Service cost	$3,922	$1,239	$2,823
Interest cost	5,863	1,615	3,468
Expected return on plan assets	(5,876)	(1,749)	(3,636)
Net amortization of losses and prior service costs	—	—	1,205
Pension Plan expense	$3,909	$1,105	$3,860

SERP Plan:
Service cost	$469	$146	$330
Interest cost	1,232	343	730
Net amortization of losses and prior service costs	—	—	394
SERP Plan expense	$1,701	$489	$1,454

Postretirement Plan:
Service cost	$14	$4	$8
Interest cost	227	65	139
Net amortization of losses (gains)	—	—	(5)
Postretirement expense	$241	$69	$142

Purchase Accounting Adjustments.  The obligations and assets related to our benefit plans were valued at fair value as of the date of the Acquisition as follows:

(in thousands)	Pension Plan	SERP Plan	Postretirement Plan

Benefit obligations at fair value (5.75% discount rate)	$354,807	$76,806	$15,281
Assets held by defined benefit pension plan, at fair value	287,871	—	—
Excess of benefit obligations over plan assets	66,936	76,806	15,281
Less: previously recorded benefit plan obligations recorded by Predecessor	(19,655)	(63,540)	(18,205)
Adjustment to increase benefit plan obligations	$47,281	$13,266	$(2,924)

Funding Policy and Plan Assets.  Our policy is to fund the Pension Plan at or above the minimum required by law.  Based upon currently available information, we will not be required to make contributions to the Pension Plan for the 2007 plan year; however, we could decide to make a voluntary contribution based on our evaluation of the Pension Plan.

12.         Segments

We have identified two reportable segments: Specialty Retail stores and Direct Marketing. The Specialty Retail stores segment includes all Neiman Marcus and Bergdorf Goodman retail stores, including Neiman Marcus clearance stores. The Direct Marketing segment conducts both online and print catalog operations under the Neiman Marcus, Bergdorf Goodman and Horchow brand names.

Both the Specialty Retail stores and Direct Marketing segments derive their revenues from the sales of high-end fashion apparel, accessories, cosmetics and fragrances from leading designers, precious and fashion jewelry and decorative home accessories.

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

The following tables set forth the information for our reportable segments:

(in thousands)	Thirteen weeks ended October 28, 2006	Four weeks ended October 29, 2005	Nine weeks ended October 1, 2005
	(Successor)	(Successor)	(Predecessor)
REVENUES:
Specialty Retail stores	$879,932	$262,410	$544,857
Direct Marketing	159,279	51,402	87,515
Total	$1,039,211	$313,812	$632,372

OPERATING EARNINGS:
Specialty Retail stores	$156,577	$44,065	$91,372
Direct Marketing	20,798	6,414	8,246
Subtotal	177,375	50,479	99,618
Corporate expenses	(9,276)	(3,984)	(5,811)
Amortization of customer lists and favorable lease commitments	(18,034)	(4,808)	—
Non-cash charges related to other valuation adjustments made in connection with the Acquisition	—	(7,011)	—
Other income (1)	4,210	—	—
Transaction and other costs	—	—	(23,544)
Total	$154,275	$34,676	$70,263

CAPITAL EXPENDITURES:
Specialty Retail stores	$38,217	$20,293	$22,784
Direct Marketing	3,202	1,703	2,791
Total	$41,419	$21,996	$25,575

DEPRECIATION EXPENSE:
Specialty Retail stores	$28,941	$7,846	$16,970
Direct Marketing	3,070	765	1,836
Other	—	(110)	403
Subtotal	32,011	8,501	19,209
Depreciation expense on step-up of fixed assets made in connection with the Acquisition	1,164	821	—
Total	$33,175	$9,322	$19,209

(1) Other income represents the proceeds we received in settlement of our cost method investment in an internet retailer. We had previously reduced our carrying value in this investment to zero.

13.         Commitments and Contingencies

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

14.         Condensed Consolidating Financial Information (with respect to NMG’s obligations under the Senior Notes and the Senior Subordinated Notes)

All of NMG’s obligations under the Senior Notes and the Senior Subordinated Notes, as well as its obligations under the Asset-Based Revolving Credit Facility and the Senior Secured Term Loan Facility, are guaranteed by the Company and certain of NMG’s existing and future domestic subsidiaries (principally, Bergdorf Goodman, Inc. through which NMG conducts the operations of its Bergdorf Goodman stores and NM Nevada Trust which holds legal title to certain real property and intangible assets used by the Company in conducting its operations). Non-guarantor subsidiaries consist principally of Kate Spade LLC and the Neiman Marcus Funding Corporation through which the Company previously conducted its credit card operations prior to the Credit Card Sale. The guarantees by the Company and each subsidiary guarantor are full and unconditional and joint and several.

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

	October 28, 2006 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$157,589	$981	$860	$—	$159,430
Accounts receivable, net of allowance	—	36,484	5,498	3,681	544	46,207
Merchandise inventories	—	870,900	100,892	7	(497)	971,302
Other current assets	—	68,506	7,422	—	—	75,928
Current assets of discontinued operations	—	—	—	16,354	—	16,354
Total current assets	—	1,133,479	114,793	20,902	47	1,269,221
Property and equipment, net	—	884,142	151,609	2,387	—	1,038,138
Goodwill and intangibles, net	—	1,990,447	2,215,276	—	—	4,205,723
Other assets	—	109,592	195	4	—	109,791
Investments in subsidiaries	1,449,207	2,421,126	—	—	(3,870,333)	—
Non-current assets of discontinued operations	—	—	—	79,297	—	79,297
Total assets	$1,449,207	$6,538,786	$2,481,873	$102,590	$(3,870,286)	$6,702,170
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$283,593	$31,773	$4,302	$544	$320,212
Accrued liabilities	—	358,791	70,751	445	1,308	431,295
Notes payable and current maturities of long-term liabilities	—	4,179	—	—	—	4,179
Current liabilities of discontinued operations	—	—	—	28,565	—	28,565
Total current liabilities	—	646,563	102,524	33,312	1,852	784,251
Long-term liabilities:
Long-term debt	—	3,195,760	—	—	—	3,195,760
Deferred income taxes	—	1,031,959	—	—	—	1,031,959
Other long-term liabilities	—	215,297	6,964	4	—	222,265
Non-current liabilities of discontinued operations	—	—	—	12,735	—	12,735
Total long-term liabilities	—	4,443,016	6,964	12,739	—	4,462,719
Minority interest	—	—	—	—	5,993	5,993
Total shareholders’ equity	1,449,207	1,449,207	2,372,385	56,539	(3,878,131)	1,449,207
Total liabilities and shareholders’ equity	$1,449,207	$6,538,786	$2,481,873	$102,590	$(3,870,286)	$6,702,170

	July 29, 2006 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$222,308	$986	$446	$—	$223,740
Accounts receivable, net of allowance	—	22,189	3,750	3,681	544	30,164
Merchandise inventories	—	711,443	84,252	7	(2,081)	793,621
Other current assets	—	67,170	4,544	—	—	71,714
Current assets of discontinued operations	—	—	—	16,617	—	16,617
Total current assets	—	1,023,110	93,532	20,751	(1,537)	1,135,856
Property and equipment, net	—	875,725	152,109	2,445	—	1,030,279
Goodwill and intangibles, net	—	2,007,770	2,215,987	—	—	4,223,757
Other assets	—	124,929	389	5	—	125,323
Investments in subsidiaries	1,427,667	2,429,916	—	—	(3,857,583)	—
Non-current assets of discontinued operations	—	—	—	92,746	—	92,746
Total assets	$1,427,667	$6,461,450	$2,462,017	$115,947	$(3,859,120)	$6,607,961
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$263,800	$31,835	$4,260	$544	$300,439
Accrued liabilities	—	310,551	67,340	77	—	377,968
Notes payable and current maturities of long-term liabilities	—	3,887	—	—	—	3,887
Current liabilities of discontinued operations	—	—	—	16,764	—	16,764
Total current liabilities	—	578,238	99,175	21,101	544	699,058
Long-term liabilities:
Long-term debt	—	3,195,711	—	—	—	3,195,711
Deferred income taxes	—	1,048,925	—	—	—	1,048,925
Other long-term liabilities	—	210,909	6,597	5	—	217,511
Non-current liabilities of discontinued operations	—	—	—	12,775	—	12,775
Total long-term liabilities	—	4,455,545	6,597	12,780	—	4,474,922
Minority interest	—	—	—	—	6,314	6,314
Total shareholders’ equity	1,427,667	1,427,667	2,356,245	82,066	(3,865,978)	1,427,667
Total liabilities and shareholders’ equity	$1,427,667	$6,461,450	$2,462,017	$115,947	$(3,859,120)	$6,607,961

	October 29, 2005 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$189,699	$1,128	$705	$—	$191,532
Reserved cash	—	134,734	—	—	—	134,734
Accounts receivable, net of allowance	—	14,222	4,988	3,357	548	23,115
Merchandise inventories	—	854,897	104,198	8	—	959,103
Other current assets	—	88,366	6,414	—	—	94,780
Current assets of discontinued operations	—	—	—	39,843	—	39,843
Total current assets	—	1,281,918	116,728	43,913	548	1,443,107
Property and equipment, net	—	934,015	158,750	2,638	—	1,095,403
Goodwill and intangibles, net	—	1,961,473	2,226,843	—	—	4,188,316
Other assets	—	118,643	526	4	—	119,173
Investments in subsidiaries	1,411,681	2,521,114	—	—	(3,932,795)	—
Non-current assets of discontinued operations	—	—	—	140,416	—	140,416
Total assets	$1,411,681	$6,817,163	$2,502,847	$186,971	$(3,932,247)	$6,986,415
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$295,397	$34,969	$4,183	$548	$335,097
Accrued liabilities	—	258,516	64,048	(190)	—	322,374
Notes payable and current maturities of long-term liabilities	—	200	—	—	—	200
Senior notes due 2008	—	134,734	—	—	—	134,734
Current liabilities of discontinued operations	—	—	—	35,580	—	35,580
Total current liabilities	—	688,847	99,017	39,573	548	827,985
Long-term liabilities:
Long-term debt	—	3,445,565	—	—	—	3,445,565
Deferred income taxes	—	1,106,419	—	—	—	1,106,419
Other long-term liabilities	—	164,651	5,171	4	—	169,826
Non-current liabilities of discontinued operations	—	—	—	13,188	—	13,188
Total long-term liabilities	—	4,716,635	5,171	13,192	—	4,734,998
Minority interest	—	—	—	—	11,751	11,751
Total shareholders’ equity	1,411,681	1,411,681	2,398,659	134,206	(3,944,546)	1,411,681
Total liabilities and shareholders’ equity	$1,411,681	$6,817,163	$2,502,847	$186,971	$(3,932,247)	$6,986,415

	Thirteen weeks ended October 28, 2006 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$864,453	$174,758	$—	$—	$1,039,211
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	509,506	97,080	192	—	606,778
Selling, general and administrative expenses (excluding depreciation)	—	215,901	31,029	600	—	247,530
Income from credit card operations	—	(14,630)	(1,741)	—	—	(16,371)
Depreciation expense	—	28,425	4,654	96	—	33,175
Amortization of customer lists and favorable lease commitments	—	15,093	2,941	—	—	18,034
Other income	—	(4,210)	—	—	—	(4,210)
Operating earnings	—	114,368	40,795	(888)	—	154,275
Interest expense, net	—	68,818	—	—	—	68,818
Intercompany royalty charges (income)	—	66,078	(66,078)	—	—	—
Equity in earnings of subsidiaries	(27,229)	(81,759)	—	—	108,988	—
Earnings (loss) from continuing operations before income taxes	27,229	61,231	106,873	(888)	(108,988)	85,457
Income taxes	—	34,002	—	—	—	34,002
Earnings (loss) from continuing operations	27,229	27,229	106,873	(888)	(108,988)	51,455
Loss from discontinued operations, net of taxes	—	—	—	(23,657)	(569)	(24,226)
Net earnings (loss)	$27,229	$27,229	$106,873	$(24,545)	$(109,557)	$27,229

	Four weeks ended October 29, 2005 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$266,522	$47,220	$70	$—	$313,812
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	162,676	28,797	55	—	191,528
Selling, general and administrative expenses (excluding depreciation)	—	67,378	9,932	(47)	—	77,263
Income from credit card operations	—	(3,690)	(95)	—	—	(3,785)
Depreciation expense	—	7,727	1,561	34	—	9,322
Amortization of customer lists and favorable lease commitments	—	3,704	1,104	—	—	4,808
Operating earnings	—	28,727	5,921	28	—	34,676
Interest expense, net	—	17,254	—	—	—	17,254
Intercompany royalty charges (income)	—	18,328	(18,328)	—	—	—
Equity in earnings of subsidiaries	(10,849)	(24,494)	—	—	35,343	—
Earnings (loss) from continuing operations before income taxes	10,849	17,639	24,249	28	(35,343)	17,422
Income taxes	—	6,790	—	—	—	6,790
Earnings (loss) from continuing operations	10,849	10,849	24,249	28	(35,343)	10,632
Earnings (loss) from discontinued operations, net of taxes	—	—	—	549	(332)	217
Net earnings (loss)	$10,849	$10,849	$24,249	$577	$(35,675)	$10,849

	Nine weeks ended October 1, 2005 (Predecessor)
(in thousands)	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$530,667	$101,556	$149	$—	$632,372
Cost of goods sold including buying and occupancy costs (excluding depreciation)	312,454	58,986	102	—	371,542
Selling, general and administrative expenses (excluding depreciation)	135,279	20,491	(138)	—	155,632
Income from credit card operations	(6,994)	(824)	—	—	(7,818)
Depreciation expense	16,118	3,015	76	—	19,209
Transaction and other costs	23,544	—	—	—	23,544
Operating earnings	50,266	19,888	109	—	70,263
Interest (income) expense, net	(910)	—	—	—	(910)
Intercompany royalty charges (income)	46,240	(46,240)	—	—	—
Equity in earnings of subsidiaries	(65,444)	—	—	65,444	—
Earnings (loss) from continuing operations before income taxes	70,380	66,128	109	(65,444)	71,173
Income taxes	26,226	—	—	—	26,226
Earnings (loss) from continuing operations	44,154	66,128	109	(65,444)	44,947
(Loss) earnings from discontinued operations, net of taxes	—	—	(1,346)	553	(793)
Net earnings (loss)	$44,154	$66,128	$(1,237)	$(64,891)	$44,154

	Thirteen weeks ended October 28, 2006 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$27,229	$27,229	$106,873	$(24,545)	$(109,557)	$27,229
Loss from discontinued operations	—	—	—	23,657	569	24,226
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	—	28,425	4,654	96	—	33,175
Amortization of debt issue costs	—	3,498	—	—	—	3,498
Amortization of customer lists and favorable lease commitments	—	15,093	2,941	—	—	18,034
Non-cash charges related to step-up in carrying value of inventory	—	—	—	—	—	—
Stock-based compensation charges	—	1,365	—	—	—	1,365
Deferred income taxes	—	(13,801)	—	—	—	(13,801)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	5,207	561	—	—	5,768
Intercompany royalty income payable (receivable)	—	66,078	(66,078)	—	—	—
Equity in earnings of subsidiaries	(27,229)	(81,759)	—	—	108,988	—
Changes in operating assets and liabilities, net	—	(77,608)	(44,415)	1,205	—	(120,818)
Net cash (used for) provided by continuing operating activities	—	(26,273)	4,536	413	—	(21,324)
Net cash provided by discontinued operations	—	—	—	1,059	—	1,059
Net cash (used for) provided by operating activities	—	(26,273)	4,536	1,472	—	(20,265)
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(36,879)	(4,541)	1	—	(41,419)
Net cash used for continuing investing activities	—	(36,879)	(4,541)	1	—	(41,419)
Net cash used for discontinued operations	—	—	—	(136)	—	(136)
Net cash used for investing activities	—	(36,879)	(4,541)	(135)	—	(41,555)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(809)	—	—	—	(809)
Debt issuance costs paid	—	(758)	—	—	—	(758)
Net cash used for continuing financing activities	—	(1,567)	—	—	—	(1,567)
Net cash used for discontinued operations	—	—	—	(925)	—	(925)
Net cash used for financing activities	—	(1,567)	—	(925)	—	(2,492)
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(64,719)	(5)	412	—	(64,312)
Beginning balance	—	222,308	986	1,469	—	224,763
Ending balance	—	157,589	981	1,881	—	160,451
Less cash of discontinued operations	—	—	—	1,021	—	1,021
Ending balance	$—	$157,589	$981	$860	$—	$159,430

	Four weeks ended October 29, 2005 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$10,849	$10,849	$24,249	$577	$(35,675)	$10,849
(Earnings) loss from discontinued operations	—	—	—	(549)	332	(217)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	—	7,727	1,561	34	—	9,322
Amortization of debt issue costs	—	1,091	—	—	—	1,091
Amortization of customer lists and favorable lease commitments	—	3,704	1,104	—	—	4,808
Non-cash charges related to step-up in carrying value of inventory	—	6,388	1,093	—	—	7,481
Deferred income taxes	—	(12,409)	—	—	—	(12,409)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	14,119	29	(1,255)	—	12,893
Intercompany royalty income payable (receivable)	—	18,601	(18,601)	—	—	—
Equity in earnings of subsidiaries	(10,849)	(24,494)	—	—	35,343	—
Changes in operating assets and liabilities, net	—	(20,042)	(7,290)	1,627	—	(25,705)
Net cash provided by continuing operating activities	—	5,534	2,145	434	—	8,113
Net cash provided by discontinued operations	—	—	—	1,273	—	1,273
Net cash provided by operating activities	—	5,534	2,145	1,707	—	9,386
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(19,792)	(1,939)	(265)	—	(21,996)
Acquisition of The Neiman Marcus Group, Inc.	—	(5,152,939)	—	—	—	(5,152,939)
Increase in reserved cash	—	(134,734)	—	—	—	(134,734)
Intercompany (receivable) payable	(1,427,739)	—	—	—	1,427,739	—
Net cash (used for) provided by continuing investing activities	(1,427,739)	(5,307,465)	(1,939)	(265)	1,427,739	(5,309,669)
Net cash used for discontinued operations	—	—	—	(1,015)	—	(1,015)
Net cash (used for) provided by investing activities	(1,427,739)	(5,307,465)	(1,939)	(1,280)	1,427,739	(5,310,684)
CASH FLOWS—FINANCING ACTIVITIES
Proceeds from borrowings	—	3,325,000	—	—	—	3,325,000
Repayment of borrowings	—	—	—	—	—	—
Debt issuance costs paid	—	(102,854)	—	—	—	(102,854)
Cash equity contributions	1,427,739	1,427,739	—	—	(1,427,739)	1,427,739
Net cash provided by (used for) continuing financing activities	1,427,739	4,649,885	—	—	(1,427,739)	4,649,885
Net cash used for discontinued operations	—	—	—	(750)	—	(750)
Net cash provided by (used for) financing activities	1,427,739	4,649,885	—	(750)	(1,427,739)	4,649,135
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(652,046)	206	(323)	—	(652,163)
Beginning balance	—	841,745	922	1,593	—	844,260
Ending balance	—	189,699	1,128	1,270	—	192,097
Less cash of discontinued operations	—	—	—	565	—	565
Ending balance	$—	$189,699	$1,128	$705	$—	$191,532

	Nine weeks ended October 1, 2005 (Predecessor)
(in thousands)	NMG	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$44,154	$66,128	$(1,237)	$(64,891)	$44,154
Loss (earnings) from discontinued operations	—	—	1,346	(553)	793
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	16,118	3,015	76	—	19,209
Amortization of debt issue costs	96	—	—	—	96
Stock-based compensation charges	19,968	—	—	—	19,968
Deferred income taxes	(6,921)	—	—	—	(6,921)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	(5,371)	254	496	—	(4,621)
Intercompany royalty income payable (receivable)	46,240	(46,240)	—	—	—
Equity in earnings of subsidiaries	(65,444)	—	—	65,444	—
Changes in operating assets and liabilities, net	505,360	(20,294)	(534,211)	—	(49,145)
Net cash provided by (used for) continuing operating activities	554,200	2,863	(533,530)	—	23,533
Net cash used for discontinued operations	—	—	(4,098)	—	(4,098)
Net cash provided by (used for) operating activities	554,200	2,863	(537,628)	—	19,435
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	(22,455)	(2,736)	(384)	—	(25,575)
Net cash used for continuing investing activities	(22,455)	(2,736)	(384)	—	(25,575)
Net cash used for discontinued operations	—	—	(736)	—	(736)
Net cash used for investing activities	(22,455)	(2,736)	(1,120)	—	(26,311)
CASH FLOWS—FINANCING ACTIVITIES
Cash dividends paid	(7,346)	—	—	—	(7,346)
Net cash used for continuing financing activities	(7,346)	—	—	—	(7,346)
Net cash provided by discontinued operations	—	—	5,000	—	5,000
Net cash (used for) provided by financing activities	(7,346)	—	5,000	—	(2,346)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	524,399	127	(533,748)	—	(9,222)
Beginning balance	317,346	795	535,341	—	853,482
Ending balance	841,745	922	1,593	—	844,260
Less cash of discontinued operations	—	—	1,056	—	1,056
Ending balance	$841,745	$922	$537	$—	$843,204

15.  Condensed Consolidating Financial Information (with respect to NMG’s obligations under the 2028 Debentures)

All of NMG’s obligations under the 2028 Debentures are guaranteed by the Company. Non-guarantor subsidiaries consist principally of Bergdorf Goodman, Inc. through which NMG conducts the operations of its Bergdorf Goodman stores, NM Nevada Trust which holds legal title to certain real property and intangible assets used by NMG in conducting its operations, Neiman Marcus Funding Corporation through which NMG previously conducted its credit card operations prior to the Credit Card Sale and Kate Spade LLC. The guarantee by the Company is full and unconditional and joint and several.

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

	October 28, 2006 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$157,589	$1,841	$—	$159,430
Accounts receivable, net of allowance	—	36,484	9,179	544	46,207
Merchandise inventories	—	870,900	100,899	(497)	971,302
Other current assets	—	68,506	7,422	—	75,928
Current assets of discontinued operations	—	—	16,354	—	16,354
Total current assets	—	1,133,479	135,695	47	1,269,221
Property and equipment, net	—	884,142	153,996	—	1,038,138
Goodwill and intangibles, net	—	1,990,447	2,215,276	—	4,205,723
Other assets	—	109,592	199	—	109,791
Investments in subsidiaries	1,449,207	2,421,126	—	(3,870,333)	—
Non-current assets of discontinued operations	—	—	79,297	—	79,297
Total assets	$1,449,207	$6,538,786	$2,584,463	$(3,870,286)	$6,702,170
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$283,593	$36,075	$544	$320,212
Accrued liabilities	—	358,791	71,196	1,308	431,295
Notes payable and current maturities of long-term liabilities	—	4,179	—	—	4,179
Current liabilities of discontinued operations	—	—	28,565	—	28,565
Total current liabilities	—	646,563	135,836	1,852	784,251
Long-term liabilities:
Long-term debt	—	3,195,760	—	—	3,195,760
Deferred income taxes	—	1,031,959	—	—	1,031,959
Other long-term liabilities	—	215,297	6,968	—	222,265
Non-current liabilities of discontinued operations	—	—	12,735	—	12,735
Total long-term liabilities	—	4,443,016	19,703	—	4,462,719
Minority interest	—	—	—	5,993	5,993
Total shareholders’ equity	1,449,207	1,449,207	2,428,924	(3,878,131)	1,449,207
Total liabilities and shareholders’ equity	$1,449,207	$6,538,786	$2,584,463	$(3,870,286)	$6,702,170

	July 29, 2006 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$222,308	$1,432	$—	$223,740
Accounts receivable, net of allowance	—	22,189	7,431	544	30,164
Merchandise inventories	—	711,443	84,259	(2,081)	793,621
Other current assets	—	67,170	4,544	—	71,714
Current assets of discontinued operations	—	—	16,617	—	16,617
Total current assets	—	1,023,110	114,283	(1,537)	1,135,856
Property and equipment, net	—	875,725	154,554	—	1,030,279
Goodwill and intangibles, net	—	2,007,770	2,215,987	—	4,223,757
Other assets	—	124,929	394	—	125,323
Investments in subsidiaries	1,427,667	2,429,916	—	(3,857,583)	—
Non-current assets of discontinued operations	—	—	92,746	—	92,746
Total assets	$1,427,667	$6,461,450	$2,577,964	$(3,859,120)	$6,607,961
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$263,800	$36,095	$544	$300,439
Accrued liabilities	—	310,551	67,417	—	377,968
Notes payable and current maturities of long-term liabilities	—	3,887	—	—	3,887
Current liabilities of discontinued operations	—	—	16,764	—	16,764
Total current liabilities	—	578,238	120,276	544	699,058
Long-term liabilities:
Long-term debt	—	3,195,711	—	—	3,195,711
Deferred income taxes	—	1,048,925	—	—	1,048,925
Other long-term liabilities	—	210,909	6,602	—	217,511
Non-current liabilities of discontinued operations	—	—	12,775	—	12,775
Total long-term liabilities	—	4,455,545	19,377	—	4,474,922
Minority interest	—	—	—	6,314	6,314
Total shareholders’ equity	1,427,667	1,427,667	2,438,311	(3,865,978)	1,427,667
Total liabilities and shareholders’ equity	$1,427,667	$6,461,450	$2,577,964	$(3,859,120)	$6,607,961

	October 29, 2005 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$189,699	$1,833	$—	$191,532
Reserved cash	—	134,734	—	—	134,734
Accounts receivable, net of allowance	—	14,222	8,345	548	23,115
Merchandise inventories	—	854,897	104,206	—	959,103
Other current assets	—	88,366	6,414	—	94,780
Current assets of discontinued operations	—	—	39,843	—	39,843
Total current assets	—	1,281,918	160,641	548	1,443,107
Property and equipment, net	—	934,015	161,388	—	1,095,403
Goodwill and intangibles, net	—	1,961,473	2,226,843	—	4,188,316
Other assets	—	118,643	530	—	119,173
Investments in subsidiaries	1,411,681	2,521,114	—	(3,932,795)	—
Non-current assets of discontinued operations	—	—	140,416	—	140,416
Total assets	$1,411,681	$6,817,163	$2,689,818	$(3,932,247)	$6,986,415
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$295,397	$39,152	$548	$335,097
Accrued liabilities	—	258,516	63,858	—	322,374
Notes payable and current maturities of long-term liabilities	—	200	—	—	200
Senior notes due 2008	—	134,734	—	—	134,734
Current liabilities of discontinued operations	—	—	35,580	—	35,580
Total current liabilities	—	688,847	138,590	548	827,985
Long-term liabilities:
Long-term debt	—	3,445,565	—	—	3,445,565
Deferred income taxes	—	1,106,419	—	—	1,106,419
Other long-term liabilities	—	164,651	5,175	—	169,826
Non-current liabilities of discontinued operations	—	—	13,188	—	13,188
Total long-term liabilities	—	4,716,635	18,363	—	4,734,998
Minority interest	—	—	—	11,751	11,751
Total shareholders’ equity	1,411,681	1,411,681	2,532,865	(3,944,546)	1,411,681
Total liabilities and shareholders’ equity	$1,411,681	$6,817,163	$2,689,818	$(3,932,247)	$6,986,415

	Thirteen weeks ended October 28, 2006 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$864,453	$174,758	$—	$1,039,211
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	509,506	97,272	—	606,778
Selling, general and administrative expenses (excluding depreciation)	—	215,901	31,629	—	247,530
Income from credit card operations	—	(14,630)	(1,741)	—	(16,371)
Depreciation expense	—	28,425	4,750	—	33,175
Amortization of customer lists and favorable lease commitments	—	15,093	2,941	—	18,034
Other income	—	(4,210)	—	—	(4,210)
Operating earnings	—	114,368	39,907	—	154,275
Interest expense, net	—	68,818	—	—	68,818
Intercompany royalty charges (income)	—	66,078	(66,078)	—	—
Equity in earnings of subsidiaries	(27,229)	(81,759)	—	108,988	—
Earnings (loss) from continuing operations before income taxes	27,229	61,231	105,985	(108,988)	85,457
Income taxes	—	34,002	—	—	34,002
Earnings (loss) from continuing operations	27,229	27,229	105,985	(108,988)	51,455
Loss from discontinued operations, net of taxes	—	—	(23,657)	(569)	(24,226)
Net earnings (loss)	$27,229	$27,229	$82,328	$(109,557)	$27,229

	Four weeks ended October 29, 2005 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$266,522	$47,290	$—	$313,812
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	162,676	28,852	—	191,528
Selling, general and administrative expenses (excluding depreciation)	—	67,378	9,885	—	77,263
Income from credit card operations	—	(3,690)	(95)	—	(3,785)
Depreciation expense	—	7,727	1,595	—	9,322
Amortization of customer lists and favorable lease commitments	—	3,704	1,104	—	4,808
Operating earnings	—	28,727	5,949	—	34,676
Interest expense, net	—	17,254	—	—	17,254
Intercompany royalty charges (income)	—	18,328	(18,328)	—	—
Equity in earnings of subsidiaries	(10,849)	(24,494)	—	35,343	—
Earnings (loss) from continuing operations before income taxes	10,849	17,639	24,277	(35,343)	17,422
Income taxes	—	6,790	—	—	6,790
Earnings (loss) from continuing operations	10,849	10,849	24,277	(35,343)	10,632
Earnings (loss) from discontinued operations, net of taxes	—	—	549	(332)	217
Net earnings (loss)	$10,849	$10,849	$24,826	$(35,675)	$10,849

	Nine weeks ended October 1, 2005 (Predecessor)
(in thousands)	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$530,667	$101,705	$—	$632,372
Cost of goods sold including buying and occupancy costs (excluding depreciation)	312,454	59,088	—	371,542
Selling, general and administrative expenses (excluding depreciation)	135,279	20,353	—	155,632
Income from credit card operations	(6,994)	(824)	—	(7,818)
Depreciation expense	16,118	3,091	—	19,209
Transaction and other costs	23,544	—	—	23,544
Operating earnings	50,266	19,997	—	70,263
Interest (income) expense, net	(910)	—	—	(910)
Intercompany royalty charges (income)	46,240	(46,240)	—	—
Equity in earnings of subsidiaries	(65,444)	—	65,444	—
Earnings (loss) from continuing operations before income taxes	70,380	66,237	(65,444)	71,173
Income taxes	26,226	—	—	26,226
Earnings (loss) from continuing operations	44,154	66,237	(65,444)	44,947
(Loss) earnings from discontinued operations, net of taxes	—	(1,346)	553	(793)
Net earnings (loss)	$44,154	$64,891	$(64,891)	$44,154

	Thirteen weeks ended October 28, 2006 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$27,229	$27,229	$82,328	$(109,557)	$27,229
Loss from discontinued operations	—	—	23,657	569	24,226
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	—	28,425	4,750	—	33,175
Amortization of debt issue costs	—	3,498	—	—	3,498
Amortization of customer lists and favorable lease commitments	—	15,093	2,941	—	18,034
Non-cash charges related to step-up in carrying value of inventory	—	—	—	—	—
Stock-based compensation charges	—	1,365	—	—	1,365
Deferred income taxes	—	(13,801)	—	—	(13,801)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	5,207	561	—	5,768
Intercompany royalty income payable (receivable)	—	66,078	(66,078)	—	—
Equity in earnings of subsidiaries	(27,229)	(81,759)	—	108,988	—
Changes in operating assets and liabilities, net	—	(77,608)	(43,210)	—	(120,818)
Net cash (used for) provided by continuing operating activities	—	(26,273)	4,949	—	(21,324)
Net cash provided by discontinued operations	—	—	1,059	—	1,059
Net cash (used for) provided by operating activities	—	(26,273)	6,008	—	(20,265)
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(36,879)	(4,540)	—	(41,419)
Net cash used for continuing investing activities	—	(36,879)	(4,540)	—	(41,419)
Net cash used for discontinued operations	—	—	(136)	—	(136)
Net cash used for investing activities	—	(36,879)	(4,676)	—	(41,555)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(809)	—	—	(809)
Debt issuance costs paid	—	(758)	—	—	(758)
Net cash used for continuing financing activities	—	(1,567)	—	—	(1,567)
Net cash used for discontinued operations	—	—	(925)	—	(925)
Net cash used for financing activities	—	(1,567)	(925)	—	(2,492)
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(64,719)	407	—	(64,312)
Beginning balance	—	222,308	2,455	—	224,763
Ending balance	—	157,589	2,862	—	160,451
Less cash of discontinued operations	—	—	1,021	—	1,021
Ending balance	$—	$157,589	$1,841	$—	$159,430

	Four weeks ended October 29, 2005 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$10,849	$10,849	$24,826	$(35,675)	$10,849
(Earnings) loss from discontinued operations	—	—	(549)	332	(217)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	—	7,727	1,595	—	9,322
Amortization of debt issue costs	—	1,091	—	—	1,091
Amortization of customer lists and favorable lease commitments	—	3,704	1,104	—	4,808
Non-cash charges related to step-up in carrying value of inventory	—	6,388	1,093	—	7,481
Deferred income taxes	—	(12,409)	—	—	(12,409)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	14,119	(1,226)	—	12,893
Intercompany royalty income payable (receivable)	—	18,601	(18,601)	—	—
Equity in earnings of subsidiaries	(10,849)	(24,494)	—	35,343	—
Changes in operating assets and liabilities, net	—	(20,042)	(5,663)	—	(25,705)
Net cash provided by continuing operating activities	—	5,534	2,579	—	8,113
Net cash provided by discontinued operations	—	—	1,273	—	1,273
Net cash provided by operating activities	—	5,534	3,852	—	9,386
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(19,792)	(2,204)	—	(21,996)
Acquisition of The Neiman Marcus Group, Inc.	—	(5,152,939)	—	—	(5,152,939)
Increase in reserved cash	—	(134,734)	—	—	(134,734)
Intercompany (receivable) payable	(1,427,739)	—	—	1,427,739	—
Net cash (used for) provided by continuing investing activities	(1,427,739)	(5,307,465)	(2,204)	1,427,739	(5,309,669)
Net cash used for discontinued operations	—	—	(1,015)	—	(1,015)
Net cash (used for) provided by investing activities	(1,427,739)	(5,307,465)	(3,219)	1,427,739	(5,310,684)
CASH FLOWS—FINANCING ACTIVITIES
Proceeds from borrowings	—	3,325,000	—	—	3,325,000
Repayment of borrowings	—		—	—	—
Debt issuance costs paid	—	(102,854)	—	—	(102,854)
Cash equity contributions	1,427,739	1,427,739	—	(1,427,739)	1,427,739
Net cash provided by (used for) continuing financing activities	1,427,739	4,649,885	—	(1,427,739)	4,649,885
Net cash used for discontinued operations	—	—	(750)	—	(750)
Net cash provided by (used for) financing activities	1,427,739	4,649,885	(750)	(1,427,739)	4,649,135
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(652,046)	(117)	—	(652,163)
Beginning balance	—	841,745	2,515	—	844,260
Ending balance	—	189,699	2,398	—	192,097
Less cash of discontinued operations	—	—	565	—	565
Ending balance	$—	$189,699	$1,833	$—	$191,532

	Nine weeks ended October 1, 2005 (Predecessor)
(in thousands)	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$44,154	$64,891	$(64,891)	$44,154
Loss (earnings) from discontinued operations	—	1,346	(553)	793
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	16,118	3,091	—	19,209
Amortization of debt issue costs	96	—	—	96
Stock-based compensation charges	19,968	—	—	19,968
Deferred income taxes	(6,921)	—	—	(6,921)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	(5,371)	750	—	(4,621)
Intercompany royalty income payable (receivable)	46,240	(46,240)	—	—
Equity in earnings of subsidiaries	(65,444)	—	65,444	—
Changes in operating assets and liabilities, net	505,360	(554,505)	—	(49,145)
Net cash provided by (used for) continuing operating activities	554,200	(530,667)	—	23,533
Net cash used for discontinued operations	—	(4,098)	—	(4,098)
Net cash provided by (used for) operating activities	554,200	(534,765)	—	19,435
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	(22,455)	(3,120)	—	(25,575)
Net cash used for continuing investing activities	(22,455)	(3,120)	—	(25,575)
Net cash used for discontinued operations	—	(736)	—	(736)
Net cash used for investing activities	(22,455)	(3,856)	—	(26,311)
CASH FLOWS—FINANCING ACTIVITIES
Cash dividends paid	(7,346)	—	—	(7,346)
Net cash used for continuing financing activities	(7,346)	—	—	(7,346)
Net cash provided by discontinued operations	—	5,000	—	5,000
Net cash (used for) provided by financing activities	(7,346)	5,000	—	(2,346)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	524,399	(533,621)	—	(9,222)
Beginning balance	317,346	536,136	—	853,482
Ending balance	841,745	2,515	—	844,260
Less cash of discontinued operations	—	1,056	—	1,056
Ending balance	$841,745	$1,459	$—	$843,204

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 29, 2006.  Unless otherwise specified, the meanings of all defined terms in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) are consistent with the meanings of such terms as defined in the Notes to the Condensed Consolidated Financial Statements. This discussion contains forward-looking statements.  Please see “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions relating to our forward-looking statements.

Overview

Neiman Marcus, Inc. (the Company), together with our operating segments and subsidiaries, is a high-end specialty retailer. Our operations include the Specialty Retail stores segment and the Direct Marketing segment. The Specialty Retail stores segment consists primarily of Neiman Marcus and Bergdorf Goodman stores. The Direct Marketing segment conducts both online operations and print catalog under the brand names of Neiman Marcus, Bergdorf Goodman and Horchow.

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

We have prepared our discussion of the results of operations for the thirteen weeks ended October 28, 2006 by comparing the results of operations for the thirteen weeks ended October 28, 2006 to the combined earnings and cash flows for the Predecessor nine-week period ended October 1, 2005 and the Successor four week period ended October 29, 2005. Although this combined presentation does not comply with generally accepted accounting principles (GAAP), we believe that it provides a meaningful method of comparison. The combined operating results have not been prepared on a pro forma basis under applicable regulations and may not reflect the actual results we would have achieved absent the Transactions and may not be predictive of future results of operations.

In connection with the Transactions, we incurred significant indebtedness and became highly leveraged. See “Liquidity and Capital Resources.” In addition, the purchase price paid in connection with the Acquisition was allocated to state the acquired assets and liabilities at fair value at the Acquisition date. The purchase accounting adjustments increased the carrying value of our property and equipment and inventory, established intangible assets for our tradenames, customer lists and favorable lease commitments and revalued our long-term benefit plan obligations, among other things. Subsequent to the Transactions, interest expense and non-cash depreciation and amortization charges have significantly increased. As a result, our successor financial statements subsequent to the Transactions are not comparable to our predecessor financial statements.

Our fiscal year ends on the Saturday closest to July 31.  All references to the first quarter of fiscal year 2007 relate to the thirteen weeks ended October 28, 2006.  All references to the first quarter of fiscal year 2006 relate to the combined four week period ended October 29, 2005 of the Successor and the nine week period ended October 1, 2005 of the Predecessor.

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

In April 2005, the minority investor in Kate Spade LLC exercised the put option with respect to the sale of the full amount of its 44% stake in such company to NMG. We subsequently entered into a standstill agreement to postpone the put process while we engaged in discussions with the minority investor in Kate Spade LLC regarding certain strategic alternatives, including the possible sale of such company.  In October 2006, we entered into an agreement to settle the put option whereby we will purchase the interest held by the minority investor for approximately $59 million. In November 2006, we entered into a definitive agreement to sell 100% of the ownership interests in Kate Spade LLC to Liz Claiborne, Inc. (consisting of both our current 56% interest and the 44% minority interest to be purchased by NMG) for estimated pretax net proceeds of approximately $117 million. Both the purchase of the minority interest in Kate Spade LLC and the sale of Kate Spade LLC to Liz Claiborne, Inc. are anticipated to close no later than January 2007.

Kate Spade LLC designs and markets high-end accessories and had revenues of approximately $84.7 million in fiscal year 2006. In the first quarter of fiscal year 2007, we wrote the net assets of Kate Spade LLC down by $24.7 million in order to state the net assets of Kate Spade LLC at their estimated net realizable value to NMG.

The Company’s unaudited condensed consolidated financial statements, accompanying notes and other information provided in this Quarterly Report on Form 10-Q reflect Gurwitch Products, L.L.C. and Kate Spade LLC as discontinued operations for all periods presented.

Recent Developments

On November 30, 2006, we announced preliminary total revenues and comparable revenues of approximately $332 million and $324 million, respectively, for the four-week November period of fiscal year 2007, representing increases of 5.3% and 2.9%, respectively, compared to the four-week November period of fiscal year 2006. For the four-week November period of fiscal year 2007, comparable revenues increased 4.2% in the Specialty Retail stores segment and decreased 2.4% in the Direct Marketing Segment.

All the financial data for the four-week November period of fiscal year 2007 set forth above are preliminary and unaudited and subject to revision based upon our review and the review by our independent registered public accounting firm of our financial condition and results of operations for the quarter ending January 27, 2007. Once we and our independent registered public accounting firm have completed our respective reviews of our financial information for the quarter ending January 27, 2007, we may report financial results that are materially different from those set forth above.

Factors Affecting Our Results

Revenues.  We generate our revenues from the sale of high-end merchandise through our Specialty Retail stores and Direct Marketing operation. Components of our revenues include:

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

•                  Delivery and processing—We generate revenues from delivery and processing charges related to merchandise delivered to our customers from both our retail and direct marketing operations.

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

Advertising costs incurred by our Specialty Retail segment consist primarily of print media costs related to promotional materials mailed to our customers, while advertising costs incurred by our Direct Marketing operation relate to the production, printing and distribution of our print catalogs and the production of the photographic content on our websites, as well as online marketing costs. We receive advertising allowances from certain of our merchandise vendors. Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media. As a result, these allowances are recorded as a reduction of our advertising costs when earned. Vendor allowances earned and recorded as a reduction to selling, general and administrative expenses aggregated approximately $20.8 million for the thirteen weeks ended October 28, 2006 and $19.9 million for the thirteen week period ended October 29, 2005 (including $18.6 million for the Predecessor prior to the Acquisition).

We also receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendor’s merchandise. These allowances are netted against the related compensation expense that we incur. Amounts received from vendors related to compensation programs were $16.2 million for the thirteen weeks ended October 28, 2006 and $14.4 million for the thirteen weeks ended October 29, 2005 (including $10.1 million for the Predecessor prior to the Acquisition).

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

Income from credit card operations.  Pursuant to a long-term marketing and servicing alliance with HSBC, HSBC offers credit card and non-card payment plans bearing our brands and we receive ongoing payments from HSBC based on net credit card sales and compensation for marketing and servicing activities (HSBC Program Income). We recognize HSBC Program Income when earned. In the future, the HSBC Program Income may be:

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

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net revenues for the periods indicated.

	Thirteen weeks ended October 28, 2006	Four weeks ended October 29, 2005	Nine weeks ended October 1, 2005	Thirteen weeks ended October 29, 2005
	(Successor)	(Successor)	(Predecessor)	(Combined)

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs (excluding depreciation)	58.4	61.0	58.8	59.5
Selling, general and administrative expenses (excluding depreciation)	23.8	24.6	24.6	24.6
Income from credit card operations	(1.6)	(1.2)	(1.2)	(1.2)
Depreciation expense	3.2	3.0	3.0	3.0
Amortization of customer lists	1.3	1.0	—	0.3
Amortization of favorable lease commitments	0.4	0.5	—	0.2
Transaction and other costs	—	—	3.7	2.5
Other income	(0.4)	—	—	—
Operating earnings	14.8	11.0	11.1	11.1
Interest expense (income), net	6.6	5.5	(0.1)	1.7
Earnings from continuing operations before income taxes	8.2	5.6	11.3	9.4
Income taxes	3.3	2.2	4.1	3.5
Earnings from continuing operations	5.0	3.4	7.1	5.9
(Loss) earnings from discontinued operations	(2.3)	0.1	(0.1)	(0.1)
Net earnings	2.6%	3.5%	7.0%	5.8%

In connection with the Transactions, the Company incurred significant indebtedness and became highly leveraged.  See “Liquidity and Capital Resources.”  In addition, the purchase price paid in connection with the Acquisition was allocated to state the acquired assets and liabilities at fair value.  The purchase accounting adjustments increased the carrying value of our property and equipment and inventory, established intangible assets for our tradenames, customer lists and favorable lease commitments and revalued our long-term benefit plan obligations, among other things.  Subsequent to the Transactions, interest expense and non-cash depreciation and amortization charges have significantly increased.   As a result, our Successor financial statements subsequent to the Transactions are not comparable to our Predecessor financial statements.

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

(dollars in millions, except sales per square foot)	Thirteen weeks ended October 28, 2006	Four weeks ended October 29, 2005	Nine weeks ended October 1, 2005	Thirteen weeks ended October 29, 2005
	(Successor)	(Successor)	(Predecessor)	(Combined)
REVENUES
Specialty Retail stores	$879.9	$262.4	$544.9	$807.3
Direct Marketing	159.3	51.4	87.5	138.9
Total	$1,039.2	$313.8	$632.4	$946.2

OPERATING EARNINGS
Specialty Retail stores	$156.6	$44.1	$91.4	$135.5
Direct Marketing	20.8	6.4	8.2	14.6
Subtotal	177.4	50.5	99.6	150.1
Corporate expenses	(9.3)	(4.0)	(5.8)	(9.8)
Amortization of customer lists and favorable lease commitments	(18.0)	(4.8)	—	(4.8)
Non-cash charges related to other valuation adjustments made in connection with the Acquisition	—	(7.0)	—	(7.0)
Other income (1)	4.2	—	—	—
Transaction and other costs	—	—	(23.5)	(23.5)
Total	$154.3	$34.7	$70.3	$104.9

OPERATING PROFIT MARGIN
Specialty Retail stores	17.8%	16.8%	16.8%	16.8%
Direct Marketing	13.1%	12.5%	9.4%	10.5%
Total	14.8%	11.1%	11.1%	11.1%

CHANGE IN COMPARABLE REVENUES (2)
Specialty Retail stores	5.4%	6.7%	9.8%	8.8%
Direct Marketing	14.7%	11.7%	9.6%	10.4%
Total	6.8%	7.5%	9.8%	9.0%

SALES PER SQUARE FOOT
Specialty Retail stores	$155	$49	$103	$152

STORE COUNT
Neiman Marcus and Bergdorf Goodman stores:
Open at beginning of period	38	37	36	36
Opened during the period	1	—	1	1
Open at end of period	39	37	37	37
Clearance centers:
Open at beginning of period	18	17	16	16
Opened during the period	—	—	1	1
Open at end of period	18	17	17	17

Notes on the following page.

(1) Other income represents the proceeds we received in settlement of our cost method investment in an internet retailer. We had previously reduced our carrying value in this investment to zero.

(2)  Comparable revenues include 1) revenues derived from our retail stores open for more than 52 weeks, including stores that have been relocated or expanded and 2) revenues from our Direct Marketing operation. Comparable revenues exclude 1) revenues of closed stores and 2) revenues from our discontinued operations (Gurwitch Products, L.L.C. and Kate Spade LLC).

First Quarter Fiscal Year 2007 Highlights

We believe that our product assortment of luxury, designer and fashion merchandise, coupled with our sales promotion activities and our commitment to superior customer service, have been critical to our success in the past. In addition, we believe these factors are critical to our future growth and success.  Highlights from the first quarter of fiscal year 2007 include:

•                  Revenues—Our revenues for the first quarter of fiscal year 2007 were $1,039.2 million and comparable revenues increased 6.8% in the first quarter of fiscal year 2007 as compared to the first quarter of fiscal year 2006.

For Specialty Retail stores, our sales per square foot for the last twelve trailing months increased by 3.7% to $613 as of October 2006 compared to $591 as of October 2005.

•                  Cost of goods sold including buying and occupancy costs (excluding depreciation)—COGS represented 58.4% of revenues in the first quarter of fiscal year 2007 and 59.5% of revenues in the first quarter of fiscal year 2006.  This decrease was primarily due to 1) purchase accounting adjustments in the first quarter of fiscal year 2006 which increased COGS by $7.5 million, or 0.8% of revenues and 2) lower net markdowns which decreased COGS in the first quarter of fiscal year 2007 by 0.4% of revenues.

•                  Selling, general and administrative expenses (excluding depreciation)—SG&A decreased in the first quarter of fiscal year 2007 to 23.8% of revenues from 24.6% of revenues in the first quarter of fiscal year 2006.

•                  Operating earnings—For the first quarter of fiscal year 2007, our operating earnings were $154.3 million, or 14.8% of revenues, compared to $104.9 million, or 11.1% of revenues, in the prior year fiscal quarter.  This increase was primarily due to 1) an increase of $27.3 million in the operating earnings generated by our Specialty Retail Stores and Direct Marketing segments, 2) a decrease of $23.5 million in transaction costs incurred in the first quarter of fiscal year 2006, partially offset by, 3) a $6.2 million net increase in non-cash charges related to the amortization of intangible assets and other asset valuation adjustments recorded in connection with the Acquisition and 4) other income of $4.2 million received in settlement of our cost method investment in an internet retailer.

Thirteen Weeks Ended October 28, 2006 Compared to Thirteen Weeks Ended October 29, 2005

Revenues.  Our revenues for the first quarter of fiscal year 2007 of $1,039.2 million increased $93.0 million, or 9.8%, from $946.2 million in the first quarter of fiscal year 2006 primarily due to increases in comparable revenues, revenues from new stores, and higher internet sales.

Comparable revenues for the first quarter of fiscal year 2007 were $1,010.5 million compared to $946.2 million in the prior year fiscal quarter, representing an increase of 6.8%.  Comparable revenues increased in the first quarter of fiscal year 2007 by 5.4% for Specialty Retail stores and 14.7% for Direct Marketing compared to the first quarter of fiscal year 2006.

New stores generated sales of $26.8 million in the first quarter of fiscal year 2007. In the first quarter of fiscal year 2007, internet sales by Direct Marketing were $101.1 million, an increase of 27.5% compared to the first quarter of fiscal year 2006.

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for the first quarter of fiscal year 2007 and fiscal year 2006 were:

	Thirteen weeks ended October 28, 2006		Thirteen weeks ended October 29, 2005
	(Successor)		(Combined)
(in millions, except percentages)	$	% of revenues	$	% of revenues
COGS, before purchase accounting adjustments	$606.8	58.4%	$555.6	58.7%
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of acquired inventories	—	—	7.5	0.8%
COGS, as reported	$606.8	58.4%	$563.1	59.5%

We present the non-GAAP financial measure COGS, before purchase accounting adjustments because we use this measure to monitor and evaluate the performance of our business and believe the presentation of this measure will enhance investors’ ability to analyze trends in our business and evaluate our performance relative to other companies in our industry.

The decrease in COGS as reported under GAAP to 58.4% of revenues from 59.5% of revenues in the prior year fiscal period is primarily due to:

•            $7.5 million of non-cash charges included in COGS in the first quarter of fiscal year 2006 related to the step-up in the carrying value of the required inventories recorded in connection with the Transactions;

•            a decrease in product costs and net markdowns incurred by our Specialty Retail stores by approximately 0.4% of revenues due, in part, to an increase in full-price sales, partially offset by;

•            an increase in buying and occupancy costs, primarily real estate taxes, by approximately 0.1% of revenues.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  We receive certain allowances to reimburse us for markdowns taken and/or to support the gross margins realized in connection with the sales of the vendor’s merchandise.  We recognize these allowances as a decrease in COGS when the allowances are earned and approved by the vendor.  Other allowances we receive represent reductions to the amounts initially paid to acquire the merchandise.  We recognize these allowances as a reduction in the cost of the acquired merchandise resulting in a decrease in COGS at the time the goods are sold.  We received vendor allowances of $10.2 million, or 1.0% of revenues, in the first quarter of fiscal year 2007 and $7.9 million, or 0.8% of revenues, in the first quarter of fiscal year 2006.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses were 23.8% of revenues in the first quarter of fiscal year 2007 compared to 24.6% of revenues in the prior year fiscal period.

The net decrease in SG&A expenses as a percentage of revenues in the first quarter of fiscal year 2007 was primarily due to:

•            a net decrease in benefit expenses of approximately 0.4% of revenues due to the impact of favorable insurance claims experience and lower long-term benefit costs;

•            a decrease in marketing and advertising costs of approximately 0.4% of revenues primarily due to higher internet sales by our Direct Marketing segment, which have a lower expense to revenue ratio than catalog sales, and the leveraging of costs incurred by our Specialty Retail stores; and

•            a decrease in preopening expenses by approximately 0.3% of revenues.

These decreases in SG&A expenses, as a percentage of revenues, were partially offset by:

•            an increase in estimated annual incentive compensation costs to be incurred in fiscal year 2007 of approximately 0.2% of revenues; and

•            an increase in management services fees of $1.9 million, or 0.2% of revenues, payable to the Sponsors as a result of the Acquisition.

Income from credit card operations, net.   We received HSBC Program Income of $16.4 million, or 1.6% of revenues, in the first quarter of fiscal year 2007 compared to $11.6 million, or 1.2% of revenues, in the first quarter of fiscal year 2006. HSBC Program Income increased as a percentage of revenue in the first quarter of fiscal year 2007 compared to the prior year period as a result of changes made to our credit card program related to, among other things, the interest rates applied to unpaid balances and the assessment of late fees.

Depreciation expense.  Depreciation expense was $33.2 million, or 3.2% of revenues, in the first quarter of fiscal year 2007 compared to $28.5 million, or 3.0% of revenues, in the prior year fiscal period.  The increase in depreciation expense was primarily due to 1) a higher level of capital spending in recent years and 2) additional depreciation expense resulting from the revaluation of our property and equipment at fair value in connection with the Acquisition.

Amortization expense.  Amortization of acquisition related intangibles (customer lists and favorable lease commitments) recorded as a result of the application of purchase accounting in connection with the Acquisition aggregated $18.0 million, or 1.7% of revenues, in the first quarter of fiscal year 2007 compared to $4.8 million, or 0.5% of revenues, in the first quarter of fiscal year 2006.

Segment operating earnings.  Segment operating earnings for our Specialty Retail stores and Direct Marketing segments do not reflect the impact of adjustments to revalue our assets and liabilities to estimated fair value at the Acquisition date.  See Note 12 to our unaudited condensed consolidated financial statements.

Operating earnings for our Specialty Retail stores segment were $156.6 million, or 17.8% of Specialty Retail stores revenues, for the first quarter of fiscal year 2007 compared to $135.5 million, or 16.8% of Specialty Retail stores revenues, for the prior year fiscal period.  The increases in operating earnings and operating margin were primarily due to 1) a lower level of net markdowns as a percentage of revenues and 2) lower SG&A expenses as a percentage of revenues, primarily preopening, benefits and advertising expenses.

Operating earnings for Direct Marketing increased to $20.8 million, or 13.1% of Direct Marketing revenues, in the first quarter of fiscal year 2007 from $14.6 million, or 10.5% of Direct Marketing revenues, for the prior year period.  The increases in operating earnings and operating margin for Direct Marketing were primarily the result of 1) higher product margins and 2) the decrease in advertising and marketing costs, as a percentage of revenues, incurred to support internet sales.

Interest expense, net.  Net interest expense was $68.8 million, or 6.6% of revenues, in the first quarter of fiscal year 2007 and $16.3 million, or 1.7% of revenues, for the prior year period.   The significant components of interest expense are as follows:

(in thousands)	Thirteen weeks ended October 28, 2006	Four weeks ended October 29, 2005	Nine weeks ended October 1, 2005	Thirteen weeks ended October 29, 2005
	(Successor)	(Successor)	(Predecessor)	(Combined)
Asset-Based Revolving Credit Facility	$—	$581	$—	$581
Senior Secured Term Loan Facility	35,703	8,214	—	8,214
2028 Debentures	2,226	685	1,542	2,227
Senior Notes	15,750	4,025	—	4,025
Senior Subordinated Notes	12,968	3,314	—	3,314
2008 Notes	—	639	1,439	2,078
Debt issue cost amortization and other	4,538	1,162	301	1,463
Total interest expense	71,185	18,620	3,282	21,902
Less:
Interest income	1,642	962	3,046	4,008
Capitalized interest	725	404	1,146	1,550
Interest expense, net	$68,818	$17,254	$(910)	$16,344

The increase in interest expense in the first quarter of fiscal year 2007 was due to the $3.3 billion of indebtedness incurred in connection with the Transactions.  The decrease in interest income in the first quarter of fiscal year 2007 was primarily due to lower average invested balances maintained after the Transactions.

Other income. In the first quarter of fiscal year 2007, we received consideration aggregating $4.2 million in connection with the merger of Wedding Channel.com and The Knot. We held a minority operating interest in Wedding Channel.com and accounted for our investment under the cost method. In prior years, we had previously reduced our carrying value of this investment to zero.

Income taxes.  Our effective income tax rate for the thirteen weeks ended October 28, 2006 was 39.8% compared to 39.0% for the four weeks ended October 29, 2005 and 36.8% for the nine weeks ended October 1, 2005. Our effective income tax rate for the nine weeks ended October 1, 2005 was favorably impacted by a higher level of tax-exempt interest income earned during the period.

The Company closed its Internal Revenue Service (IRS) examination of federal tax returns for fiscal years 2004 and 2003 during the first quarter of fiscal year 2007.  The recorded tax liabilities at October 28, 2006 are sufficient to cover the assessment made by the IRS.

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

At October 28, 2006, cash and equivalents were $159.4 million compared to $191.5 million at October 29, 2005. Net cash used for operating activities was $20.3 million in the first quarter of fiscal year 2007 compared to net cash provided by operating activities of $28.8 million in the first quarter of fiscal year 2006. In general, cash flows related to operating activities are lower in the first quarter of each year as we fund the seasonal increase in inventories.  In addition, cash flows from operating activities were lower in the first quarter of fiscal year 2007 than in the prior year period primarily due to a $74.6 million increase in cash interest requirements on indebtedness incurred in connection with the Transactions.

Net cash used for investing activities was $41.6 million in the first quarter of fiscal year 2007 which consisted primarily of cash outflows for capital expenditures of $41.4 million. Net cash used in investing activities was $5,337.0 million in the first quarter of fiscal year 2006, which consisted of 1) $5,152.9 million paid in connection with the Acquisition, 2) $134.7 million of cash reserved for the payment of our 2008 Notes pursuant to our call of such notes for redemption in connection with the Transactions, 3) $47.6 million for capital expenditures and 4) $1.8 million in discontinued operations with the Gurwitch Products and Kate Spade dispositions.

We incurred capital expenditures in the first quarter of fiscal year 2007 related to the construction of new stores in Charlotte, Austin and Natick and the remodels of our Houston, San Francisco and Atlanta stores. We incurred capital expenditures in the first quarter of fiscal year 2006 related to the construction of new stores in San Antonio and Boca Raton and the remodels of our San Francisco, Houston, Beverly Hills, Newport Beach and Bergdorf Goodman stores. We opened our San Antonio store in September 2005, our Boca Raton store in November 2005 and our Charlotte store in September 2006.  We plan to open the Austin store in Spring 2007.  We currently project capital expenditures for fiscal year 2007 to be approximately $180 to $190 million.

Net cash used for financing activities was $2.5 million in the first quarter of fiscal year 2007 as compared to net cash provided by financing activities of $4,646.8 million in the first quarter of fiscal year 2006. In the first quarter of fiscal year 2006, proceeds from debt incurred in connection with the Transactions, net of issuance costs, aggregated $3,222.1 million and cash equity contributions received in connection with the Transactions aggregated $1,427.7 million.

Financing Structure at October 28, 2006

Our major sources of funds are comprised of vendor financing, a $600.0 million Asset-Based Revolving Credit Facility, $1,875.0 million Senior Secured Term Loan Facility, $700.0 million Senior Notes, $500.0 million Senior Subordinated Notes, $125.0 million 2028 Debentures and operating leases.

Senior Secured Asset-Based Revolving Credit Facility.  On October 6, 2005, in connection with the Transactions, NMG entered into a credit agreement and related security and other agreements for a senior secured Asset-Based Revolving Credit Facility with Deutsche Bank Trust Company Americas as administrative agent and collateral agent. The Asset-Based Revolving Credit Facility provides financing of up to $600.0 million, subject to a borrowing base equal to at any time the lesser of 80% of eligible inventory (valued at the lower of cost or market value) and 85% of net orderly liquidation value of the eligible inventory, less certain reserves. The Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice. At the closing of the Transactions, NMG utilized $150.0 million of the Asset-Based Revolving Credit Facility for loans and approximately $16.5 million for letters of credit. In the second quarter of fiscal year 2006, NMG repaid all loans under the Asset-Based Revolving Credit Facility. As of October 28, 2006, NMG had $574.3 million of unused borrowing availability under the Asset-Based Revolving Credit Facility based on a borrowing base of over $600.0 million and after giving effect to $25.7 million used for letters of credit.

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

All obligations under the Asset-Based Revolving Credit Facility are guaranteed by the Company and certain of NMG’s existing and future domestic subsidiaries (excluding, among others, Kate Spade LLC). As of October 28, 2006, the liabilities of NMG’s non-guarantor subsidiaries totaled approximately $46.1 million, or 0.9% of consolidated liabilities, and the assets of NMG’s non-guarantor subsidiaries aggregated approximately $102.6 million, or 1.5% of consolidated total assets. All obligations under NMG’s Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of the Company, NMG and the subsidiaries that have guaranteed the Asset-Based Revolving Credit Facility (subsidiary guarantors), including:

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

Capital stock and other securities of a subsidiary of NMG that are owned by NMG or any subsidiary guarantor will not constitute collateral under NMG’s Asset-Based Revolving Credit Facility to the extent that such securities cannot secure NMG’s 2028 Debentures or other secured public debt obligations without requiring the preparation and filing of separate financial statements of such subsidiary in accordance with applicable SEC rules. As a result, the collateral under NMG’s Asset-Based Revolving Credit Facility will include shares of capital stock or other securities of subsidiaries of NMG or any subsidiary guarantor only to the extent that the applicable value of such securities (on a subsidiary-by-subsidiary basis) is less than 20% of the aggregate principal amount of the 2028 Debentures or other secured public debt obligations of NMG. Stock of Kate Spade LLC and its assets does not constitute collateral under NMG’s Asset-Based Revolving Credit Facility.

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

Senior Secured Term Loan Facility.  On October 6, 2005, in connection with the Transactions, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility with Credit Suisse as administrative agent and collateral agent. The full amount of the Senior Secured Term Loan Facility was borrowed on October 6, 2005. In the second quarter of fiscal year 2006, NMG repaid $100.0 million principal amount of the loans under the Senior Secured Term Loan Facility. On October 12, 2006, NMG entered into an amendment to the credit agreement for the Senior Secured Term Loan Facility decreasing the interest rates applicable to borrowings under that facility.

Borrowings under the Senior Secured Term Loan Facility bear interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. Since October 12, 2006, (a) the applicable margin with respect to base rate borrowings (which was previously 1.50%) on a given date is 1.00% or 1.25%, depending upon NMG’s Consolidated Leverage Ratio (as defined in the amended credit agreement) on such date and (b) the applicable margin with respect to LIBOR borrowings (which was previously 2.50%) on a given date is 2.00% or 2.25%, also depending upon NMG’s Consolidated Leverage Ratio on such date.  At October 28, 2006, the applicable margin with respect to base rate borrowings was 1.25% and the applicable margin with respect to LIBOR borrowings was 2.25%. The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 7.89% at October 28, 2006.

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

Capital stock and other securities of a subsidiary of NMG that are owned by NMG or any subsidiary guarantor will not constitute collateral under NMG’s Senior Secured Term Loan Facility to the extent that such securities cannot secure the 2028 Debentures or other secured public debt obligations without requiring the preparation and filing of separate financial statements of such subsidiary in accordance with applicable SEC rules. As a result, the collateral under NMG’s Senior Secured Term Loan Facility will include shares of capital stock or other securities of subsidiaries of NMG or any subsidiary guarantor only to the extent that the applicable value of such securities (on a subsidiary-by-subsidiary basis) is less than 20% of the aggregate principal amount of the 2028 Debentures or other secured public debt obligations of NMG. Stock of Kate Spade LLC and its assets does not constitute collateral under NMG’s Senior Secured Term Loan Facility.

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

NMG’s interest in Kate Spade LLC is not subject to the covenants contained in the Senior Indenture. The Senior Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all outstanding Senior Notes to be due and payable immediately.

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

At October 28, 2006, the fair value of NMG’s interest rate swap agreements was a gain of approximately $7.4 million, which amount is included in other assets. As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will range from 6.931% to 7.499% per quarter and result in an average fixed rate of 7.285%.

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

•                  the design and implementation of new information systems as well as enhancements of existing systems; and

•                  other risks, uncertainties and factors set forth in this Quarterly Report on Form 10-Q, including those set forth in Item 1A, “Risk Factors”.

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

See Note 1 of the Notes to Condensed Consolidated Financial Statements in Item 1 for a summary of our critical accounting policies.  A complete description of our critical accounting policies is included in our Annual Report to Shareholders on Form 10-K for the fiscal year ended July 29, 2006.

Recent Accounting Pronouncements.  In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions.  This Interpretation requires that we recognize in our consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position.  We will be required to implement the provisions of FIN 48 no later than the first quarter of fiscal year 2008. We have not yet evaluated the impact, if any, of adopting FIN 48 on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108).  SAB 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet.  We will be required to adopt the provisions of SAB 108 no later than the fourth quarter of fiscal year 2007.  We currently do not believe that the adoption of SAB 108 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157), which provides guidance for using fair value to measure certain assets and liabilities.  FAS 157 will apply whenever another standard requires or permits assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value to any new circumstances.  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, or our fiscal year ending August 1, 2009.  We have not yet evaluated the impact, if any, of adopting FAS 157 on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans” (FAS 158).  FAS 158 requires employers to report a postretirement benefit asset for plans that are overfunded and a postretirement benefit liability for plans that are underfunded. Deferred plan costs and income are required to be reported in accumulated other comprehensive income (OCI), net of tax effects, until they are amortized.  We will be required to adopt the provisions of FAS 158 no later than the fourth quarter of fiscal year 2007.  We have not yet evaluated the impact, if any, of adopting FAS 158 on our consolidated financial statements.

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

As of October 28, 2006, NMG had no borrowings outstanding under its Asset-Based Revolving Credit Facility that bears interest at floating rates. Future borrowings under NMG’s Asset-Based Revolving Facility, to the extent of outstanding borrowings, would be affected by interest rate changes.

At October 28, 2006, NMG had $1,875.0 million of debt under its Senior Secured Term Loan Facility issued in connection with the Transactions that bears interest at floating rates. A 1% increase in these floating rates would increase annual interest expense by approximately $18.7 million.

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

At October 28, 2006, the fair value of NMG’s interest rate swap agreements was a gain of approximately $7.4 million, which amount is included in other assets. As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will range from 6.931% to 7.499% per quarter and result in an average fixed rate of 7.285%.

NMG uses derivative financial instruments to manage foreign currency risk related to the procurement of merchandise inventories from foreign sources. NMG enters into foreign currency contracts denominated in the euro and British pound. NMG had foreign currency contracts in the form of forward exchange contracts in the notional amounts of approximately $37.3 million as of October 28, 2006 and approximately $38.2 million as of October 29, 2005. The market risk inherent in these instruments was not material to NMG’s consolidated financial position, results of operations or cash flows in the first quarter of fiscal year 2007.

The effects of changes in the U.S. equity and bond markets serve to increase or decrease the value of pension plan assets, resulting in increased or decreased cash funding by the Company. The Company seeks to manage exposure to adverse equity and bond returns by maintaining diversified investment portfolios and utilizing professional investment managers.

ITEM 4.  CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of October 28, 2006, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b. Changes in Internal Control over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. No change occurred in our internal controls over financial reporting during the quarter ended October 28, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

NEIMAN MARCUS, INC.

PART II

ITEM 1.           LEGAL PROCEEDINGS

Note 13 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference as if fully restated herein.  Note 13 contains forward-looking statements that are subject to the risks and uncertainties discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results.”

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

As a result of the Transactions, we are highly leveraged.  As of October 28, 2006, the principal amount of NMG’s total indebtedness was approximately $3,208.1 million and the unused borrowing availability under the $600 million Asset-Based Revolving Credit Facility was approximately $574.3 million after giving effect to $25.7 million of letters of credit outstanding thereunder.  NMG’s substantial indebtedness, combined with its lease and other financial obligations and contractual commitments, could have other important consequences. For example, it could:

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

In addition, NMG’s interest expense could increase if interest rates increase because the entire amount of the indebtedness under the senior secured credit facilities bears interest at floating rates.   As of October 28, 2006, NMG had approximately $1,875.0 million principal amount of floating rate debt, consisting of outstanding borrowings under Senior Secured Term Loan

Facility.  NMG also had at that date approximately $574.3 million of unused floating rate debt borrowing capacity available under the Asset-Based Revolving Credit Facility based on a borrowing base of over $600.0 million at that date and after giving effect to $25.7 million used for letters of credit.  Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit its exposure to interest rate increases related to a portion of its floating rate indebtedness.

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

Based upon our expansion strategy, we expect that planned new stores will add over 662,000 square feet of new store space over approximately the next three fiscal years, representing an increase of over 12% above the current aggregate square footage of our full-line Neiman Marcus and Bergdorf Goodman stores, and that our store remodeling program will add additional new store space from remodels that are already underway.  New store openings involve certain risks, including constructing, furnishing and supplying a store in a timely and cost effective manner, accurately assessing the demographic or retail environment at a given location, hiring and training quality staff, obtaining necessary permits and zoning approvals, obtaining commitments from a core group of vendors to supply the new store, integrating the new store into our distribution network and building customer awareness and loyalty. In undertaking store remodels, we must complete the remodel in a timely, cost effective manner, minimize disruptions to our existing operations, and succeed in creating an improved shopping environment. If we fail to execute on these or other aspects of our store expansion and remodeling strategy, we could suffer harm to our sales, an increase in costs and expenses and an adverse effect on our business.

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

We and our subsidiaries currently own our trademarks and service marks, including the “Neiman Marcus” and “Bergdorf Goodman” marks. Our trademarks and service marks are registered in the United States and in various foreign countries, primarily in Europe. The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Moreover, we are unable to predict the effect that any future foreign or domestic intellectual property legislation or regulation may have on our existing or future business. The loss or reduction of any of our significant proprietary rights could have an adverse effect on our business.

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

Substantially all of our merchandise is delivered to us by our vendors as finished goods and is manufactured in numerous locations, including Europe and the United States and, to a lesser extent, China, Mexico and South America. Our vendors rely on third party carriers to deliver merchandise to our distribution facilities. In addition, our success depends on our ability to efficiently source and distribute merchandise to our Specialty Retail stores and Direct Marketing customers. Events such as U.S. or foreign labor strikes, natural disasters, work stoppages or boycotts affecting the manufacturing or transportation sectors could increase the cost or reduce the supply of merchandise available to us and could adversely affect our results of operations.

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.           EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 12, 2005.

3.2	Amended and Restated Bylaws of the Company, incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 12, 2005.

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

10.22

Credit Card Program Agreement, dated as of June 8, 2005, by and among the Company, Bergdorf Goodman, Inc., HSBC Bank Nevada, N.A. and Household Corporation, incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 8, 2005.

10.23	Form of Servicing Agreement, by and between the Company and HSBC Bank Nevada, N.A., incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 8, 2005.

10.24

Confidentiality, Non-Competition and Termination Benefits Agreement between Bergdorf Goodman, Inc. and James J. Gold dated May 3, 2004, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.25

Credit Agreement dated as of June 9, 2004, among the Company, the Lenders parties thereof, Bank of America, N.A., as Syndication Agent, Wachovia Bank, N.A., as Syndication Agent, Wachovia Bank, N.A., Wells Fargo Bank National Association, and BNP Paribas, as Documentation Agents, and JPMorgan Chase Bank, as Administrative Agent, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.26

Confidentiality, Non-Competition and Termination Benefits Agreement between the Company and Steven P. Dennis dated September 9, 2004, incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 9, 2004.

10.27	The Neiman Marcus Group, Inc. 2005 Stock Incentive Plan, incorporated herein by reference to the Company’s Current Report on Form 8-K dated January 21, 2005.

10.28

Change of Control Termination Protection Agreement between the Company and Burton M. Tansky dated April 1, 2005, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005.

10.29

Form of Change of Control Termination Protection Agreement between the Company and certain eligible executives, including the Named Executive Officers, dated April 1, 2005, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005.

10.30

The Neiman Marcus Group, Inc. Executive Change of Control Severance Plan dated April 1, 2005, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005.

10.31	The Neiman Marcus Group, Inc. General Change of Control Severance Plan dated April 1, 2005, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005.

10.32

Stockholder Agreement, dated as of May 1, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc. and other parties signatory thereto, incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 4, 2005.

10.33

Amendment No. 3, dated as of October 12, 2006, to the Credit Agreement dated as of October 6, 2005, as amended, among The Neiman Marcus Group, Inc., Neiman Marcus, Inc., each subsidiary of The Neiman Marcus Group, Inc. from time to time party thereto, the lenders thereunder, and Credit Suisse, as administrative agent and collateral agent for the lenders, incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 17, 2006.

10.34

The Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan effective as of January 1, 2006, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended July 29, 2006.

10.35

Newton Acquisition, Inc. Cash Incentive Plan effective as of November 29, 2005, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended July 29, 2006.

10.36

Management Stockholders’ Agreement dated as of October 6, 2005 between Newton Acquisition, Inc., Newton Holding, LLC, TPG Newton III, LLC, TPG Partners IV, L.P., TPG Newton Co-Invest I, LLC, Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII C.V. I, Warburg Pincus Germany Private Equity VIII K.G , Warburg Pincus Private Equity IX, L.P., and the other parties signatory thereto, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended July 29, 2006.

10.37

The Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan effective as of January 1, 2006, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended July 29, 2006.

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

NEIMAN MARCUS, INC.
(Registrant)

Signature	Title	Date

/s/ T. Dale Stapleton	Vice President and Controller	December 6, 2006
T. Dale Stapleton	and Duly Authorized Officer
(principal accounting officer)