Form 10-Q
period 2007-01-27
Neiman Marcus, Inc.
filed 2007-03-08
CIK 1358651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 27, 2007

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

There were 1,012,341 shares of the registrant’s common stock, par value $.01 per share, outstanding at January 27, 2007.

NEIMAN MARCUS, INC.

INDEX

		Page

Part I.	Financial Information

Item 1.	Condensed Consolidated Balance Sheets as of January 27, 2007 (Successor), July 29, 2006 (Successor) and January 28, 2006 (Successor)	1

	Condensed Consolidated Statements of Earnings for the Thirteen Weeks Ended January 27, 2007 (Successor) and Thirteen Weeks Ended January 28, 2006 (Successor)	2

	Condensed Consolidated Statements of Earnings for the Twenty-Six Weeks Ended January 27, 2007 (Successor), Seventeen Weeks Ended January 28, 2006 (Successor) and Nine Weeks Ended October 1, 2005 (Predecessor)	3

	Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended January 27, 2007 (Successor), Seventeen Weeks Ended January 28, 2006 (Successor) and Nine Weeks Ended October 1, 2005 (Predecessor)	4

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	63

Item 4.	Controls and Procedures	64

Part II.	Other Information

Item 1.	Legal Proceedings	65

Item 1 A.	Risk Factors	65

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71

Item 4.	Submission of Matters to a Vote of Security Holders	71

Item 6.	Exhibits	71

Signatures		76

NEIMAN MARCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except shares)	January 27, 2007	July 29, 2006	January 28, 2006
	(Successor)	(Successor)	(Successor)
ASSETS
Current assets:
Cash and cash equivalents	$188,547	223,740 $	$90,621
Accounts receivable	35,493	30,164	18,284
Merchandise inventories	812,291	793,621	769,276
Deferred income taxes	42,197	31,503	23,823
Other current assets	56,441	40,211	91,463
Current assets of discontinued operations	—	16,617	38,824
Total current assets	1,134,969	1,135,856	1,032,291

Property and equipment, net	1,035,014	1,030,279	1,022,969
Customer lists, net	504,507	531,632	553,707
Favorable lease commitments, net	456,258	465,197	474,093
Trademarks	1,622,493	1,621,788	1,621,788
Goodwill	1,605,140	1,605,140	1,670,497
Debt issuance costs	91,262	97,537	104,532
Other assets	23,397	27,786	15,825
Non-current assets of discontinued operations	—	92,746	114,947
Total assets	$6,473,040	$6,607,961	$6,610,649

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$264,372	$300,439	$268,276
Accrued liabilities	426,985	377,968	363,822
Notes payable and current maturities of long-term liabilities	3,425	3,887	3,707
Current liabilities of discontinued operations	—	16,764	30,398
Total current liabilities	694,782	699,058	666,203

Long-term liabilities:
Senior secured term loan facility	1,700,000	1,875,000	1,875,000
Senior debentures due 2028	120,809	120,711	120,614
Senior notes	700,000	700,000	700,000
Senior subordinated notes	500,000	500,000	500,000
Deferred income taxes	1,033,067	1,048,925	1,115,696
Deferred real estate credits, net	32,196	27,316	8,857
Other long-term liabilities	197,573	190,195	178,468
Non-current liabilities of discontinued operations	—	12,775	16,560
Total long-term liabilities	4,283,645	4,474,922	4,515,195

Minority interest in discontinued operations	—	6,314	13,024

Common stock (par value $0.01 per share, 1,012,341 shares issued at January 27, 2007 and 1,012,264 shares issued at July 29, 2006 and January 28, 2006)	10	10	10
Additional paid-in capital	1,408,373	1,405,373	1,402,908
Accumulated other comprehensive income (loss)	5,523	9,829	(583)
Retained earnings	80,707	12,455	13,892
Total shareholders’ equity	1,494,613	1,427,667	1,416,227
Total liabilities and shareholders’ equity	$6,473,040	$6,607,961	$6,610,649

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

(in thousands)	Thirteen weeks ended January 27, 2007	Thirteen weeks ended January 28, 2006
	(Successor)	(Successor)

Revenues	$1,295,836	$1,194,481
Cost of goods sold including buying and occupancy costs (excluding depreciation)	850,258	822,165
Selling, general and administrative expenses (excluding depreciation)	283,581	266,618
Income from credit card operations	(17,930)	(16,972)
Depreciation expense	34,073	34,238
Amortization of customer lists	13,581	14,384
Amortization of favorable lease commitments	4,469	4,328

Operating earnings	127,804	69,720

Interest expense, net	65,537	66,047

Earnings from continuing operations before income taxes	62,267	3,673

Income taxes	24,089	1,615

Earnings from continuing operations	38,178	2,058

Earnings from discontinued operations, net of taxes	2,845	986

Net earnings	$41,023	$3,044

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

(in thousands)	Twenty-Six weeks ended January 27, 2007	Seventeen weeks ended January 28, 2006	Nine weeks ended October 1, 2005
	(Successor)	(Successor)	(Predecessor)

Revenues	$2,335,048	$1,508,293	$632,372
Cost of goods sold including buying and occupancy costs (excluding depreciation)	1,457,037	1,013,775	371,542
Selling, general and administrative expenses (excluding depreciation)	531,113	343,880	155,632
Income from credit card operations	(34,301)	(20,757)	(7,818)
Depreciation expense	67,249	43,479	19,209
Amortization of customer lists	27,143	17,633	—
Amortization of favorable lease commitments	8,939	5,887	—
Transaction and other costs	—	—	23,544
Other income	(4,210)	—	—

Operating earnings	282,078	104,396	70,263

Interest expense (income), net	134,354	83,300	(910)

Earnings from continuing operations before income taxes	147,724	21,096	71,173

Income taxes	58,091	8,406	26,226

Earnings from continuing operations	89,633	12,690	44,947

(Loss) earnings from discontinued operations, net of taxes	(21,381)	1,202	(793)

Net earnings	$68,252	$13,892	$44,154

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	Twenty-Six weeks ended January 27, 2007	Seventeen weeks ended January 28, 2006	Nine weeks ended October 1, 2005
	(Successor)	(Successor)	(Predecessor)
CASH FLOWS - OPERATING ACTIVITIES
Net earnings	$68,252	$13,892	$44,154
Loss (earnings) from discontinued operations	21,381	(1,202)	793
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation expense	67,249	43,479	19,209
Amortization of debt issue costs	7,033	4,636	96
Amortization of customer lists and favorable lease commitments	36,082	23,520	—
Non-cash charges related to step-up in carrying value of inventory	—	36,392	—
Stock-based compensation charges	2,850	1,483	19,968
Deferred income taxes	(24,147)	(35,877)	(6,921)
Other, primarily costs related to defined benefit pension plans	10,136	17,779	(4,621)
	188,836	104,102	72,678
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,329)	3,712	(7,779)
(Increase) decrease in merchandise inventories	(18,670)	134,651	(172,924)
(Increase) decrease in other current assets	(16,230)	(13,236)	6,898
Decrease (increase) in other assets	365	(110)	(2,274)
Increase (decrease) in accounts payable and accrued liabilities	12,019	(19,070)	122,608
Payment of deferred compensation and stock-based awards	—	(12,901)	—
Increase in deferred real estate credits	1,025	10,064	4,326
Net cash provided by operating activities – continuing operations	162,016	207,212	23,533
Net cash (used for) provided by operating activities – discontinued operations	(9,163)	4,907	(4,098)
Net cash provided by operating activities	152,853	212,119	19,435
CASH FLOWS – INVESTING ACTIVITIES
Capital expenditures	(70,682)	(69,022)	(25,575)
Payment to minority interest holder in Kate Spade	(59,400)	—	—
Net proceeds from sale of Kate Spade	121,469	—	—
Acquisition of The Neiman Marcus Group, Inc.	—	(5,155,923)	—
Net cash used for investing activities – continuing operations	(8,613)	(5,224,945)	(25,575)
Net cash used for investing activities – discontinued operations	(128)	(3,273)	(736)
Net cash used for investing activities	(8,741)	(5,228,218)	(26,311)
CASH FLOWS – FINANCING ACTIVITIES
Repayment of borrowings	(3,045)	—	—
Borrowings under asset-based revolving credit facility	—	150,000	—
Repayment of borrowings under asset-based revolving credit facility	—	(150,000)	—
Borrowings under senior term loan facility	—	1,975,000	—
Repayment of borrowings under senior term loan facility	(175,000)	(100,000)	—
Borrowings of senior notes and subordinated debt	—	1,200,000	—
Repayment of senior notes due 2008	—	(134,734)	—
Debt issuance costs paid	(758)	(102,854)	—
Cash equity contributions	—	1,427,739	—
Proceeds from purchase of common stock	150	—	—
Cash dividends paid	—	—	(7,346)
Net cash (used for) provided by financing activities – continuing operations	(178,653)	4,265,151	(7,346)
Net cash (used for) provided by financing activities – discontinued operations	(1,675)	(1,789)	5,000
Net cash (used for) provided by financing activities	(180,328)	4,263,362	(2,346)
CASH AND CASH EQUIVALENTS
Decrease during the period	(36,216)	(752,737)	(9,222)
Beginning balance	224,763	844,260	853,482
Ending balance	188,547	91,523	844,260
Less cash and cash equivalents of discontinued operations	—	902	1,056
Ending balance - continuing operations	$188,547	$90,621	$843,204

NEIMAN MARCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	Twenty-Six weeks ended January 27, 2007	Seventeen weeks ended January 28, 2006	Nine weeks ended October 1, 2005
	(Successor)	(Successor)	(Predecessor)
Supplemental Schedule of Cash Flow Information

Cash paid during the period for:
Interest	$137,029	$49,462	$134
Income taxes	$83,066	$25,657	$10,693
Noncash activities:
Equity contribution from Holding	$—	$25,000	$—
Equity contribution from management shareholders	$—	$17,891	$—
Reduction in equity for deemed dividend to management shareholders	$—	$69,200	$—
Additions to property and equipment	$822	$11,220	$—

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

Acquisition.  On April 22, 2005, Neiman Marcus, Inc., formerly Newton Acquisition, Inc. (the Company), and its wholly-owned subsidiary, Newton Acquisition Merger Sub, Inc. (Merger Sub), were formed and incorporated in the state of Delaware. On April 29, 2005, the Company received subscriptions for 900 shares of its common stock from Newton Holding, LLC (Holding) in exchange for a capital contribution of $900 and Merger Sub issued 900 shares of its common stock to the Company in exchange for a capital contribution of $900. Holding, the Company and Merger Sub were formed by investment funds affiliated with Texas Pacific Group and Warburg Pincus LLC (the Sponsors) for the purpose of acquiring The Neiman Marcus Group, Inc. (NMG). The equity subscriptions were subsequently funded by the Sponsors.

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

Our fiscal year ends on the Saturday closest to July 31.  All references to the second quarter of fiscal year 2007 relate to the thirteen weeks ended January 27, 2007 (Successor).  All references to the second quarter of fiscal year 2006 relate to the thirteen weeks ended January 28, 2006 (Successor).  All references to year-to-date fiscal 2007 relate to the twenty-six weeks ended January 27, 2007 (Successor).  All references to year-to-date fiscal 2006 relate to the combined period comprised of seventeen weeks ended January 28, 2006 (Successor) and the nine weeks ended October 1, 2005 (Predecessor).

Use of Estimates.  We are required to make estimates and assumptions about future events in preparing financial statements in conformity with generally accepted accounting principles.  These estimates and assumptions affect the amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the unaudited condensed consolidated financial statements.  While we believe that our past estimates and assumptions have been materially accurate, our current estimates are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances.  We make adjustments to our assumptions and judgments when facts and circumstances dictate.  Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used in preparing the accompanying unaudited condensed consolidated financial statements.

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

Recent Accounting Pronouncements.  In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions.  FIN 48 requires that we recognize in our consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position.  We will be required to implement the provisions of FIN 48 no later than the first quarter of fiscal year 2008. We have not completed our evaluation of the impact, if any, of adopting FIN 48 on our consolidated financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans” (FAS 158).  FAS 158 requires employers to report a postretirement benefit asset for plans that are overfunded and a postretirement benefit liability for plans that are underfunded. Deferred plan costs and income are required to be reported in accumulated other comprehensive income (OCI), net of tax effects, until they are amortized.  We will be required to adopt the requirement to recognize the funded status of our benefit plans and the disclosure requirements of FAS 158 as of July 28, 2007.  We have not yet evaluated the impact, if any, of adopting FAS 158 on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159).  FAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  This Statement is effective for fiscal years beginning after November 15, 2007, or our fiscal year ending August 1, 2009.  We have not yet evaluated the impact, if any, of adopting FAS 159 on our consolidated financial statements.

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

In connection with the purchase price allocation, we made estimates of the fair values of our long-lived and intangible assets based upon assumptions related to future cash flows, discount rates and asset lives. As of October 29, 2005, we recorded preliminary purchase accounting adjustments to increase the carrying value of our property and equipment and inventory, to establish intangible assets for our tradenames, customer lists and favorable lease commitments and to revalue our long-term benefit plan obligations, among other things. We revised these preliminary purchase accounting adjustments during the second, third and fourth quarters of fiscal year 2006 as additional information became available. The final purchase accounting adjustments, as reflected in our July 29, 2006 consolidated balance sheet, were as follows (in millions):

Cash consideration:
Paid to shareholders			$5,092.9
Transaction costs			63.5
			5,156.4
Non-cash consideration			36.7
Total consideration			5,193.1

Net assets acquired at historical cost			1,638.2
Adjustments to state acquired assets at fair value:
1)	Increase carrying value of property and equipment	$137.8
2)	Increase carrying value of inventory	38.1
3)	Write-off historical goodwill and tradenames	(71.5)
4)	Record intangible assets acquired
	Customer lists	576.5
	Favorable lease commitments	480.0
	Tradenames	1,621.8
5)	Write-off other assets, primarily debt issue costs	(3.7)
6)	Adjustment to state 2008 Notes at redemption value	(6.2)
7)	Adjustment to state 2028 Debentures at fair value	4.5
8)	Write-off deferred real estate credits	90.2
9)	Increase in long-term benefit obligations, primarily pension obligations	(57.6)
10)	Tax impact of purchase accounting adjustments	(1,049.3)
11)	Increase carrying values of assets of Gurwitch Products, L.L.C and Kate Spade LLC	120.0
Deemed dividend to management shareholders		69.2	1,949.8
Net assets acquired at fair value			3,588.0
Goodwill at Acquisition date			$1,605.1

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

Customer lists are amortized using the straight-line method over their estimated useful lives, ranging from 5 to 26 years (weighted average life of 13 years).  Favorable lease commitments are amortized straight-line over the remaining lives of the leases, ranging from 6 to 49 years (weighted average life of 33 years).  Total estimated amortization of all acquisition-related intangible assets is currently estimated as follows (in thousands):

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

In addition, pursuant to such agreement, and in exchange for on-going consulting and management advisory services that will be provided to us by the Sponsors and their affiliates, affiliates of the Sponsors will receive an aggregate annual management fee equal to the lesser of (i) 0.25% of our consolidated annual revenues or (ii) $10 million. Affiliates of the Sponsors will also receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with services provided pursuant to the agreement. These management fees are payable quarterly in arrears.  During the twenty-six weeks ended January 27, 2007, and the seventeen weeks ended January 28, 2006, we recorded management fees of $5.9 million and $3.8 million, respectively, which are included in selling, general and administrative expenses in the condensed consolidated statements of earnings.

The management services agreement also provides that affiliates of the Sponsors may receive future fees in connection with certain subsequent financing and acquisition or disposition transactions. The management services agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

5.               Stock-Based Compensation

The Predecessor accounted for stock-based compensation awards to employees in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB No. 25) and its related interpretations. Accordingly, we recognized compensation expense on our restricted stock awards but did not recognize compensation expense for stock options since all options granted had an exercise price equal to the market value of our common stock on the grant date. We did not adopt the previous voluntary expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), whereby the fair value of stock-based compensation awards would have been expensed over the terms of awards. However, consistent with the disclosure requirements of SFAS No. 123, we made pro forma disclosures of the effect that application of the fair value expense recognition provisions of SFAS No. 123 would have had on our net earnings.

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

Successor Stock-Based Compensation Accounting.  The Company has approved equity-based management arrangements which authorize equity awards to be granted to certain management employees for up to 87,992.0 shares of the common stock of the Company, of which options for 81,716.3 shares were issued in fiscal year 2006 and options for 2,496 shares were issued in fiscal year 2007.  All options are outstanding at January 27, 2007.  Options generally vest over four to five years and expire 10 years from the date of grant.  At January 27, 2007, options for 24,533.7 shares were vested.

The exercise price of approximately 50% of such options escalate at a 10% compound rate per year until the earlier to occur of (i) exercise, (ii) the fifth anniversary of the date of grant or (iii) the occurrence of a change in control; provided that in the event the Sponsors cause the sale of shares of the Company to an unaffiliated entity, the exercise price will cease to accrete at the time of the sale with respect to a pro rata portion of the accreting options.

We use the Black-Scholes option-pricing model to determine the fair value of our options as of the date of grant.  A summary of the 2006 and 2007grants and fair value assumptions is as follows:

	2006 Grants		2007 Grants
	Fair Value Options	Accreting Exercise Price Options	Fair Value Options	Accreting Exercise Price Options
Options outstanding at January 27, 2007	43,594.6	38,121.7	1,248.0	1,248.0
Exercise Price at January 27, 2007	$1,445	$1,590	$1,942	$1,942
Term	5	5	5	5
Volatility	29.72%	29.72%	29.96%	29.96%
Risk-Free Rate	4.23%	4.23%	4.53%	4.53%
Dividend Yield	—	—	—	—
Fair Value	$494	$247	$676	$341

Expected volatility is based on a combination of the Predecessor’s historical volatility adjusted for our new leverage and estimates of implied volatility of our peer group.

We recognized non-cash stock compensation expense of $2.9 million for the twenty-six weeks ended January 27, 2007, and $1.5 million for the seventeen weeks ended January 28, 2006, which is included in selling, general and administrative expenses. At January 27, 2007, unearned non-cash stock-based compensation that we expect to recognize as expense over the next 5 years aggregates approximately $21.8 million.

6.               Discontinued Operations

Gurwitch Products, L.L.C.  On July 27, 2006, we sold our majority interest in Gurwitch Products, L.L.C. to Alticor Inc., for pretax net cash proceeds of approximately $40.8 million (Gurwitch Disposition).  Gurwitch Products, L.L.C. designs and markets the Laura Mercier cosmetics line and had revenues of approximately $71.6 million in fiscal year 2006.

Kate Spade LLC.  In April 2005, the minority investor in Kate Spade LLC exercised the put option with respect to the sale of the full amount of its 44% stake in such company to NMG. We subsequently entered into a standstill agreement to postpone the put process while we engaged in discussions with the minority investor in Kate Spade LLC regarding certain strategic alternatives, including the possible sale of such company.  In October 2006, we entered into an agreement to settle the put option whereby we purchased the interest held by the minority investor for approximately $59.4 million.

In November 2006, we entered into a definitive agreement to sell 100% of the ownership interests in Kate Spade LLC to Liz Claiborne, Inc. (consisting of both our original 56% interest and the 44% minority interest subsequently purchased by NMG) for pretax net cash proceeds of approximately $121.5 million. Both the purchase of the minority interest in Kate Spade LLC and the sale of Kate Spade LLC to Liz Claiborne, Inc. were consummated in December 2006.

Kate Spade LLC designs and markets high-end accessories and had revenues of approximately $84.7 million in fiscal year 2006.

The Company’s unaudited condensed consolidated financial statements, accompanying notes and other information provided in this Quarterly Report on Form 10-Q reflect Gurwitch Products, L.L.C. and Kate Spade LLC as discontinued operations for all periods presented.

Results of Discontinued Operations.  Summarized financial information with respect to the results of operations of Kate Spade LLC and Gurwitch Products L.L.C. is as follows:

	Quarter-to-Date		Year-to-Date
(in thousands)	Thirteen weeks ended January 27, 2007	Thirteen weeks ended January 28, 2006	Twenty-six weeks ended January 27, 2007	Seventeen weeks ended January 28, 2006	Nine weeks ended October 1, 2005
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)

Revenues	$10,704	$36,935	$29,612	$47,913	$19,277

Earnings (loss) from operations before income taxes	$2,345	$1,939	$3,494	$2,634	$(1,412)
Income taxes	1,289	953	1,967	1,432	(619)
Net earnings	1,056	986	1,527	1,202	(793)

Gain (loss) on disposition before income taxes	3,467	—	(12,008)	—	—
Income taxes	(1,678)	—	(10,900)	—	—
Net earnings (loss) on disposition	1,789	—	(22,908)	—	—

Earnings (loss) from discontinued operations, net of tax	$2,845	$986	$(21,381)	$1,202	$(793)

In the first quarter of fiscal year 2007, we impaired the intangible assets of Kate Spade LLC by $12.5 million in order to state the net assets of Kate Spade LLC at their estimated net realizable value to NMG.

7.               Income from Credit Card Operations

Pursuant to a long-term marketing and servicing alliance with HSBC, HSBC offers credit card and non-card payment plans bearing our brands and we receive ongoing payments from HSBC based on credit card sales and compensation for marketing and servicing activities (HSBC Program Income).  We recognize HSBC Program Income when earned.

8.               Long-term Debt

The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	January 27, 2007	July 29, 2006	January 28, 2006
		(Successor)	(Successor)	(Successor)

Asset-Based Revolving Credit Facility	variable	$—	$—	$—
Senior Secured Term Loan Facility	variable	1,700,000	1,875,000	1,875,000
2028 Debentures	7.125%	120,809	120,711	120,614
Senior Notes	9.0%/9.75%	700,000	700,000	700,000
Senior Subordinated Notes	10.375%	500,000	500,000	500,000
Long-term debt		$3,020,809	$3,195,711	$3,195,614

Senior Secured Asset-Based Revolving Credit Facility.  On October 6, 2005, in connection with the Transactions, NMG entered into a credit agreement and related security and other agreements for a senior secured Asset-Based Revolving Credit Facility with Deutsche Bank Trust Company Americas as administrative agent and collateral agent. The Asset-Based Revolving Credit Facility provides financing of up to $600.0 million, subject to a borrowing base equal to at any time the lesser of 80% of eligible inventory (valued at the lower of cost or market value) and 85% of net orderly liquidation value of the eligible inventory, less certain reserves. The Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice. At the closing of the Transactions, NMG utilized $150.0 million of the Asset-Based Revolving Credit Facility for loans and approximately $16.5 million for letters of credit. In the second quarter of fiscal year 2006, NMG repaid all loans under the Asset-Based Revolving Credit Facility. As of January 27, 2007, NMG had $575.4 million of unused borrowing availability under the Asset-Based Revolving Credit Facility based on a borrowing base of over $600.0 million and after giving effect to $24.6 million used for letters of credit.

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

All obligations under the Asset-Based Revolving Credit Facility are guaranteed by the Company and certain of NMG’s existing and future domestic subsidiaries. As of January 27, 2007, the liabilities of NMG’s non-guarantor subsidiaries totaled approximately $4.9 million, or 0.1% of consolidated liabilities, and the assets of NMG’s non-guarantor subsidiaries aggregated approximately $5.9 million, or 0.1% of consolidated total assets. All obligations under NMG’s Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of the Company, NMG and the subsidiaries that have guaranteed the Asset-Based Revolving Credit Facility (subsidiary guarantors), including:

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

Senior Secured Term Loan Facility.  On October 6, 2005, in connection with the Transactions, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility with Credit Suisse as administrative agent and collateral agent. The full amount of the Senior Secured Term Loan Facility was borrowed on October 6, 2005. In the second quarter of fiscal year 2006, NMG voluntarily repaid $100.0 million principal amount of the loans under the Senior Secured Term Loan Facility and in the second quarter of fiscal year 2007, NMG voluntarily repaid $175.0 million principal amount.

At January 27, 2007, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus  1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. At January 27, 2007, the applicable margin with respect to base rate borrowings was 1.25% and the applicable margin with respect to LIBOR borrowings was 2.25%. The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 7.60% at January 27, 2007.

On February 8, 2007, NMG entered into an amendment to the credit agreement for the Senior Secured Term Loan Facility to decrease the interest rates applicable to borrowings under that facility by 0.25%. As amended, the applicable margin with respect to base rate borrowings is 0.75% or 1.00%, depending upon NMG’s Consolidated Leverage Ratio (as defined in the amended credit agreement) on such date, and the applicable margin with respect to LIBOR borrowings is 1.75% or 2.00%, also depending upon NMG’s Consolidated Leverage Ratio on such date.  Since the inception of the Senior Secured Term Loan Facility, we have entered into amendments to reduce the applicable margins with respect to borrowings pursuant to the Senior Secured Term Loan Facility by 0.50%.

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

The fair value of 2028 Debentures at January 27, 2007 was approximately $125.0 million.

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

The fair value of NMG’s Senior Notes at January 27, 2007 was approximately $768.3 million.

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

The fair value of NMG’s Senior Subordinated Notes at January 27, 2007 was approximately $558.8 million.

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

Maturities of Long-Term Debt.  At January 27, 2007, annual maturities of long-term debt during the next five fiscal years and thereafter are as follows (in millions):

2007	$—
2008	—
2009	—
2010	—
2011	—
2012	—
Thereafter	3,020.8

The above table does not reflect future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

Interest Rate Swaps.  The Company uses derivative financial instruments to help manage its interest rate risk. Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit its exposure to interest rate increases related to a portion of its floating rate indebtedness. The interest rate swap agreements terminate after five years.  At January 27, 2007, the fair value of NMG’s interest rate swap agreements was a gain of approximately $13.5 million, which amount is included in other assets.

As of the effective date, NMG designated the interest rate swaps as cash flow hedges. As a result, changes in the fair value of NMG’s swaps are recorded as a component of other comprehensive income. At January 27, 2007, we have $6.8 million of unrecognized gains, net of tax, on our interest rate swap agreements included in other comprehensive income.

As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.716% to 7.289% per quarter and result in an average fixed rate of 6.897%.

Interest expense.  The significant components of interest expense are as follows:

	Quarter-to-Date		Year-to-Date
(in thousands)	Thirteen weeks ended January 27, 2007	Thirteen weeks ended January 28, 2006	Twenty-six weeks ended January 27, 2007	Seventeen weeks ended January 28, 2006	Nine weeks ended October 1, 2005
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)

Asset-Based Revolving Credit Facility	$—	$751	$—	$1,332	$—
Senior Secured Term Loan Facility	33,068	35,381	68,771	43,595	—
2028 Debentures	2,236	2,226	4,462	2,911	1,542
Senior Notes	15,750	15,925	31,500	19,950	—
Senior Subordinated Notes	12,969	13,113	25,937	16,427	—
2008 Notes	—	—	—	639	1,439
Amortization of debt issue costs and other	4,476	1,588	9,013	2,749	301
Total interest expense	68,499	68,984	139,683	87,603	3,282
Less:
Interest income	2,109	1,852	3,751	2,814	3,046
Capitalized interest	853	1,085	1,578	1,489	1,146
Interest expense (income), net	$65,537	$66,047	$134,354	$83,300	$(910)

9.               Other Income

In the first quarter of fiscal year 2007, we received consideration aggregating $4.2 million in connection with the merger of Wedding Channel.com and The Knot. We held a minority operating interest in Wedding Channel.com and accounted for our investment under the cost method. In prior years, we had previously reduced our carrying value of this investment to zero.

10.         Accumulated Other Comprehensive Income (Loss)

The following table shows the components of accumulated other comprehensive income (loss):

(in thousands)	January 27, 2007	July 29, 2006	January 28, 2006
	(Successor)	(Successor)	(Successor)

Unrealized gain (loss) on financial instruments	$6,843	$9,990	$(412)
Other	(1,320)	(161)	(171)
Total accumulated other comprehensive income (loss)	$5,523	$9,829	$(583)

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

Costs of Benefits.  The components of the expenses incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Quarter-to-Date		Year-to-Date
(in thousands)	Thirteen weeks ended January 27, 2007	Thirteen weeks ended January 28, 2006	Twenty-six weeks ended January 27, 2007	Seventeen weeks ended January 28, 2006	Nine weeks ended October 1, 2005
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
Pension Plan:
Service cost	$3,922	$4,027	$7,844	$5,266	$2,823
Interest cost	5,863	5,250	11,726	6,865	3,468
Expected return on plan assets	(5,876)	(5,684)	(11,752)	(7,434)	(3,636)
Net amortization of losses and prior service costs	—	—	—	—	1,205
Pension Plan expense	$3,909	$3,593	$7,818	$4,697	$3,860

SERP Plan:
Service cost	$469	$474	$938	$620	$330
Interest cost	1,232	1,114	2,464	1,457	730
Net amortization of losses and prior service costs	—	—	—	—	394
SERP Plan expense	$1,701	$1,588	$3,402	$2,077	$1,454

Postretirement Plan:
Service cost	$14	$12	$28	$15	$8
Interest cost	227	214	454	280	139
Net amortization of losses (gains)	—	—	—	—	(5)
Postretirement expense	$241	$226	$482	$295	$142

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

Funding Policy and Plan Assets.  Our policy is to fund the Pension Plan at or above the minimum required by law.  Based upon currently available information, we will not be required to make contributions to the Pension Plan during fiscal year 2007; however, we could decide to make a voluntary contribution based on our evaluation of the Pension Plan.

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

The following tables set forth the information for our reportable segments:

	Quarter-to-Date		Year-to-Date
(in thousands)	Thirteen weeks ended January 27, 2007	Thirteen weeks ended January 28, 2006	Twenty-six weeks ended January 27, 2007	Seventeen weeks ended January 28, 2006	Nine weeks ended October 1, 2005
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
REVENUES:
Specialty Retail stores	$1,069,946	$981,501	$1,949,879	$1,243,911	$544,857
Direct Marketing	225,890	212,980	385,169	264,382	87,515
Total	$1,295,836	$1,194,481	$2,335,048	$1,508,293	$632,372

OPERATING EARNINGS:
Specialty Retail stores	$121,515	$94,317	$278,090	$138,382	$91,372
Direct Marketing	39,131	37,915	59,930	44,329	8,246
Subtotal	160,646	132,232	338,020	182,711	99,618
Corporate expenses	(14,792)	(14,387)	(24,070)	(18,371)	(5,811)
Amortization of customer lists and favorable lease commitments	(18,050)	(18,712)	(36,082)	(23,520)	—
Non-cash charges related to other valuation adjustments made in connection with the Acquisition	—	(29,413)	—	(36,424)	—
Other income (1)	—	—	4,210	—	—
Transaction and other costs	—	—	—	—	(23,544)
Total	$127,804	$69,720	$282,078	$104,396	$70,263

CAPITAL EXPENDITURES:
Specialty Retail stores	$23,274	$43,653	$61,491	$63,947	$22,784
Direct Marketing	5,989	3,372	9,191	5,075	2,791
Total	$29,263	$47,025	$70,682	$69,022	$25,575

DEPRECIATION EXPENSE:
Specialty Retail stores	$29,493	$30,521	$58,434	$38,274	$17,313
Direct Marketing	3,410	2,484	6,480	3,151	1,896
Subtotal	32,903	33,005	64,914	41,425	19,209
Depreciation expense on step-up of fixed assets made in connection with the Acquisition	1,170	1,233	2,335	2,054	—
Total	$34,073	$34,238	$67,249	$43,479	$19,209

(1) Other income represents the proceeds we received in settlement of our cost method investment in an internet retailer. We had previously reduced our carrying value in this investment to zero.

13.         Commitments and Contingencies

Long-term Incentive Plan.  Following the consummation of the Transactions, the Company created a long-term incentive plan (Long-term Incentive Plan) that provides for a cash incentive payable upon a change of control, as defined, subject to the attainment of certain performance objectives to employees who have historically been eligible for stock-based compensation.  Performance objectives and targets are based on cumulative EBITDA percentages for three year periods beginning in fiscal year 2006.  Earned awards for each completed performance period will be credited to a book account and will earn interest at a contractually defined annual  rate until the award is paid.  Awards will be paid within 30 days of a change of control or the first day there is a public market of at least 20% of total outstanding common stock.

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

14.         Condensed Consolidating Financial Information (with respect to NMG’s obligations under the Senior Notes and the Senior Subordinated Notes)

All of NMG’s obligations under the Senior Notes and the Senior Subordinated Notes, as well as its obligations under the Asset-Based Revolving Credit Facility and the Senior Secured Term Loan Facility, are guaranteed by the Company and certain of NMG’s existing and future domestic subsidiaries (principally, Bergdorf Goodman, Inc. through which NMG conducts the operations of its Bergdorf Goodman stores and NM Nevada Trust which holds legal title to certain real property and intangible assets used by the Company in conducting its operations). The guarantees by the Company and each subsidiary guarantor are full and unconditional and joint and several.  Currently, the Company’s non-guarantor subsidiaries consist principally of an operating subsidiary domiciled in Canada providing support services to our Direct Marketing operations. Previously, our non-guarantor subsidiaries also included Kate Spade LLC (prior to its sale in December 2006) and Gurwitch Products, L.L.C. (prior to its sale in July 2006), which are reflected in the tables below as discontinued operations.

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

	January 27, 2007 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$187,772	$767	$8	$—	$188,547
Accounts receivable	—	26,407	4,861	3,681	544	35,493
Merchandise inventories	—	731,482	81,263	7	(461)	812,291
Other current assets	—	92,474	6,164	—	—	98,638
Total current assets	—	1,038,135	93,055	3,696	83	1,134,969
Property and equipment, net	—	884,173	148,662	2,179	—	1,035,014
Goodwill and intangibles, net	—	1,976,063	2,212,335	—	—	4,188,398
Other assets	—	114,364	295	—	—	114,659
Investments in subsidiaries	1,494,613	2,336,705	—	—	(3,831,318)	—
Total assets	$1,494,613	$6,349,440	$2,454,347	$5,875	$(3,831,235)	$6,473,040
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$231,331	$27,725	$4,772	$544	$264,372
Accrued liabilities	—	344,536	82,367	82	—	426,985
Notes payable and current maturities of long-term liabilities	—	3,425	—	—	—	3,425
Total current liabilities	—	579,292	110,092	4,854	544	694,782
Long-term liabilities:
Long-term debt	—	3,020,809	—	—	—	3,020,809
Deferred income taxes	—	1,033,067	—	—	—	1,033,067
Other long-term liabilities	—	221,659	8,110	—	—	229,769
Total long-term liabilities	—	4,275,535	8,110	—	—	4,283,645
Total shareholders’ equity	1,494,613	1,494,613	2,336,145	1,021	(3,831,779)	1,494,613
Total liabilities and shareholders’ equity	$1,494,613	$6,349,440	$2,454,347	$5,875	$(3,831,235)	$6,473,040

	July 29, 2006 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$222,308	$986	$446	$—	$223,740
Accounts receivable	—	22,189	3,750	3,681	544	30,164
Merchandise inventories	—	711,443	84,252	7	(2,081)	793,621
Other current assets	—	67,170	4,544	—	—	71,714
Current assets of discontinued operations	—	—	—	16,617	—	16,617
Total current assets	—	1,023,110	93,532	20,751	(1,537)	1,135,856
Property and equipment, net	—	875,725	152,109	2,445	—	1,030,279
Goodwill and intangibles, net	—	2,007,770	2,215,987	—	—	4,223,757
Other assets	—	124,929	389	5	—	125,323
Investments in subsidiaries	1,427,667	2,429,916	—	—	(3,857,583)	—
Non-current assets of discontinued operations	—	—	—	92,746	—	92,746
Total assets	$1,427,667	$6,461,450	$2,462,017	$115,947	$(3,859,120)	$6,607,961
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$263,800	$31,835	$4,260	$544	$300,439
Accrued liabilities	—	310,551	67,340	77	—	377,968
Notes payable and current maturities of long-term liabilities	—	3,887	—	—	—	3,887
Current liabilities of discontinued operations	—	—	—	16,764	—	16,764
Total current liabilities	—	578,238	99,175	21,101	544	699,058
Long-term liabilities:
Long-term debt	—	3,195,711	—	—	—	3,195,711
Deferred income taxes	—	1,048,925	—	—	—	1,048,925
Other long-term liabilities	—	210,909	6,597	5	—	217,511
Non-current liabilities of discontinued operations	—	—	—	12,775	—	12,775
Total long-term liabilities	—	4,455,545	6,597	12,780	—	4,474,922
Minority interest	—	—	—	—	6,314	6,314
Total shareholders’ equity	1,427,667	1,427,667	2,356,245	82,066	(3,865,978)	1,427,667
Total liabilities and shareholders’ equity	$1,427,667	$6,461,450	$2,462,017	$115,947	$(3,859,120)	$6,607,961

	January 28, 2006 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$88,707	$1,118	$796	$—	$90,621
Accounts receivable	—	10,761	3,359	3,618	546	18,284
Merchandise inventories	—	689,261	80,007	8	—	769,276
Other current assets	—	109,043	5,827	416	—	115,286
Current assets of discontinued operations	—	—	—	38,824	—	38,824
Total current assets	—	897,772	90,311	43,662	546	1,032,291
Property and equipment, net	—	863,855	156,406	2,708	—	1,022,969
Goodwill and intangibles, net	—	2,074,196	2,245,889	—	—	4,320,085
Other assets	—	119,864	488	5	—	120,357
Investments in subsidiaries	1,416,227	2,488,441	—	—	(3,904,668)	—
Non-current assets of discontinued operations	—	—	—	114,947	—	114,947
Total assets	$1,416,227	$6,444,128	$2,493,094	$161,322	$(3,904,122)	$6,610,649
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$235,513	$28,043	$4,174	$546	$268,276
Accrued liabilities	—	295,685	68,090	47	—	363,822
Notes payable and current maturities of long-term liabilities	—	3,707	—	—	—	3,707
Current liabilities of discontinued operations	—	—	—	30,398	—	30,398
Total current liabilities	—	534,905	96,133	34,619	546	666,203
Long-term liabilities:
Long-term debt	—	3,195,614	—	—	—	3,195,614
Deferred income taxes	—	1,115,696	—	—	—	1,115,696
Other long-term liabilities	—	181,686	5,634	5	—	187,325
Non-current liabilities of discontinued operations	—	—	—	16,560	—	16,560
Total long-term liabilities	—	4,492,996	5,634	16,565	—	4,515,195
Minority interest	—	—	—	—	13,024	13,024
Total shareholders’ equity	1,416,227	1,416,227	2,391,327	110,138	(3,917,692)	1,416,227
Total liabilities and shareholders’ equity	$1,416,227	$6,444,128	$2,493,094	$161,322	$(3,904,122)	$6,610,649

	Thirteen weeks ended January 27, 2007 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,103,406	$192,430	$—	$—	$1,295,836
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	720,233	129,831	194	—	850,258
Selling, general and administrative expenses (excluding depreciation)	—	247,458	36,553	(430)	—	283,581
Income from credit card operations	—	(16,175)	(1,755)	—	—	(17,930)
Depreciation expense	—	29,127	4,850	96	—	34,073
Amortization of customer lists and favorable lease commitments	—	15,109	2,941	—	—	18,050
Operating earnings	—	107,654	20,010	140	—	127,804
Interest expense, net	—	65,537	—	—	—	65,537
Intercompany royalty charges (income)	—	77,565	(77,565)	—	—	—
Equity in earnings of subsidiaries	(41,023)	(100,560)	—	—	141,583	—
Earnings (loss) from continuing operations before income taxes	41,023	65,112	97,575	140	(141,583)	62,267
Income taxes	—	24,089	—	—	—	24,089
Earnings (loss) from continuing operations	41,023	41,023	97,575	140	(141,583)	38,178
Earnings (loss) from discontinued operations, net of taxes	—	—	—	3,765	(920)	2,845
Net earnings (loss)	$41,023	$41,023	$97,575	$3,905	$(142,503)	$41,023

	Thirteen weeks ended January 28, 2006 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,032,725	$161,481	$275	$—	$1,194,481
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	704,640	117,357	168	—	822,165
Selling, general and administrative expenses (excluding depreciation)	—	234,323	32,448	(153)	—	266,618
Income from credit card operations	—	(15,519)	(1,453)	—	—	(16,972)
Depreciation expense	—	27,952	6,173	113	—	34,238
Amortization of customer lists and favorable lease commitments	—	15,962	2,750	—	—	18,712
Operating earnings	—	65,367	4,206	147	—	69,720
Interest expense, net	—	66,047	—	—	—	66,047
Intercompany royalty charges (income)	—	66,819	(66,819)	—	—	—
Equity in earnings of subsidiaries	(3,044)	(72,158)	—	—	75,202	—
Earnings (loss) from continuing operations before income taxes	3,044	4,659	71,025	147	(75,202)	3,673
Income taxes	—	1,615	—	—	—	1,615
Earnings (loss) from continuing operations	3,044	3,044	71,025	147	(75,202)	2,058
Earnings (loss) from discontinued operations, net of taxes	—	—	—	1,767	(781)	986
Net earnings (loss)	$3,044	$3,044	$71,025	$1,914	$(75,983)	$3,044

	Twenty-six weeks ended January 27, 2007 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,973,882	$361,166	$—	$—	$2,335,048
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,229,552	227,099	386	—	1,457,037
Selling, general and administrative expenses (excluding depreciation)	—	462,447	69,301	(635)	—	531,113
Income from credit card operations	—	(30,803)	(3,498)	—	—	(34,301)
Depreciation expense	—	57,555	9,503	191	—	67,249
Amortization of customer lists and favorable lease commitments	—	30,199	5,883	—	—	36,082
Other income	—	(4,210)	—	—	—	(4,210)
Operating earnings	—	229,142	52,878	58	—	282,078
Interest expense, net	—	134,354	—	—	—	134,354
Intercompany royalty charges (income)	—	143,643	(143,643)	—	—	—
Equity in earnings of subsidiaries	(68,252)	(175,198)	—	—	243,450	—
Earnings (loss) from continuing operations before income taxes	68,252	126,343	196,521	58	(243,450)	147,724
Income taxes	—	58,091	—	—	—	58,091
Earnings (loss) from continuing operations	68,252	68,252	196,521	58	(243,450)	89,633
Loss from discontinued operations, net of taxes	—	—	—	(19,892)	(1,489)	(21,381)
Net earnings (loss)	$68,252	$68,252	$196,521	$(19,834)	$(244,939)	$68,252

	Seventeen weeks ended January 28, 2006 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,299,247	$208,701	$345	$—	$1,508,293
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	867,402	146,152	221	—	1,013,775
Selling, general and administrative expenses (excluding depreciation)	—	301,428	42,650	(198)	—	343,880
Income from credit card operations	—	(18,940)	(1,817)	—	—	(20,757)
Depreciation expense	—	35,598	7,734	147	—	43,479
Amortization of customer lists and favorable lease commitments	—	19,666	3,854	—	—	23,520
Operating earnings	—	94,093	10,128	175	—	104,396
Interest expense, net	—	83,300	—	—	—	83,300
Intercompany royalty charges (income)	—	85,120	(85,120)	—	—	—
Equity in earnings of subsidiaries	(13,892)	(96,625)	—	—	110,517	—
Earnings (loss) from continuing operations before income taxes	13,892	22,298	95,248	175	(110,517)	21,096
Income taxes	—	8,406	—	—	—	8,406
Earnings (loss) from continuing operations	13,892	13,892	95,248	175	(110,517)	12,690
Earnings (loss) from discontinued operations, net of taxes	—	—	—	2,315	(1,113)	1,202
Net earnings (loss)	$13,892	$13,892	$95,248	$2,490	$(111,630)	$13,892

	Nine weeks ended October 1, 2005 (Predecessor)
(in thousands)	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$530,667	$101,556	$149	$—	$632,372
Cost of goods sold including buying and occupancy costs (excluding depreciation)	312,454	58,986	102	—	371,542
Selling, general and administrative expenses (excluding depreciation)	135,279	20,491	(138)	—	155,632
Income from credit card operations	(6,994)	(824)	—	—	(7,818)
Depreciation expense	16,118	3,015	76	—	19,209
Transaction and other costs	23,544	—	—	—	23,544
Operating earnings	50,266	19,888	109	—	70,263
Interest income, net	(910)	—	—	—	(910)
Intercompany royalty charges (income)	46,240	(46,240)	—	—	—
Equity in earnings of subsidiaries	(65,444)	—	—	65,444	—
Earnings (loss) from continuing operations before income taxes	70,380	66,128	109	(65,444)	71,173
Income taxes	26,226	—	—	—	26,226
Earnings (loss) from continuing operations	44,154	66,128	109	(65,444)	44,947
(Loss) earnings from discontinued operations, net of taxes	—	—	(1,346)	553	(793)
Net earnings (loss)	$44,154	$66,128	$(1,237)	$(64,891)	$44,154

	Twenty-six weeks ended January 27, 2007 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$68,252	$68,252	$196,521	$(19,834)	$(244,939)	$68,252
Loss from discontinued operations	—	—	—	19,892	1,489	21,381
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	—	57,555	9,503	191	—	67,249
Amortization of debt issue costs	—	7,033	—	—	—	7,033
Amortization of customer lists and favorable lease commitments	—	30,199	5,883	—	—	36,082
Non-cash charges related to step-up in carrying value of inventory	—	—	—	—	—	—
Stock-based compensation charges	—	2,850	—	—	—	2,850
Deferred income taxes	—	(24,147)	—	—	—	(24,147)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	8,530	1,606	—	—	10,136
Intercompany royalty income payable (receivable)	—	143,643	(143,643)	—	—	—
Equity in earnings of subsidiaries	(68,252)	(175,198)	—	—	243,450	—
Changes in operating assets and liabilities, net	—	25,776	(62,936)	10,340	—	(26,820)
Net cash provided by continuing operating activities	—	144,493	6,934	10,589	—	162,016
Net cash used for discontinued operations	—	—	—	(9,163)	—	(9,163)
Net cash provided by operating activities	—	144,493	6,934	1,426	—	152,853
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(62,445)	(7,153)	(1,084)	—	(70,682)
Payment to minority interest holder in Kate Spade	—	(59,400)	—	—	—	(59,400)
Net proceeds from sale of Kate Spade	—	121,469	—	—	—	121,469
Net cash used for continuing investing activities	—	(376)	(7,153)	(1,084)	—	(8,613)
Net cash used for discontinued operations	—	—	—	(128)	—	(128)
Net cash used for investing activities	—	(376)	(7,153)	(1,212)	—	(8,741)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(178,045)	—	—	—	(178,045)
Debt issuance costs paid	—	(758)	—	—	—	(758)
Proceeds from purchase of common stock	—	150	—	—	—	150
Net cash used for continuing financing activities	—	(178,653)	—	—	—	(178,653)
Net cash used for discontinued operations	—	—	—	(1,675)	—	(1,675)
Net cash used for financing activities	—	(178,653)	—	(1,675)	—	(180,328)
CASH AND CASH EQUIVALENTS
Decrease during the period	—	(34,536)	(219)	(1,461)	—	(36,216)
Beginning balance	—	222,308	986	1,469	—	224,763
Ending balance	$—	$187,772	$767	$8	$—	$188,547

	Seventeen weeks ended January 28, 2006 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$13,892	$13,892	$95,248	$2,490	$(111,630)	$13,892
(Earnings) loss from discontinued operations	—	—	—	(2,315)	1,113	(1,202)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	—	35,598	7,734	147	—	43,479
Amortization of debt issue costs	—	4,636	—	—	—	4,636
Amortization of customer lists and favorable lease commitments	—	19,666	3,854	—	—	23,520
Non-cash charges related to step-up in carrying value of inventory	—	31,263	5,129	—	—	36,392
Stock-based compensation charges	—	1,483	—	—	—	1,483
Deferred income taxes	—	(35,877)	—	—	—	(35,877)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	18,503	531	(1,255)	—	17,779
Intercompany royalty income payable (receivable)	—	85,120	(85,120)	—	—	—
Equity in earnings of subsidiaries	(13,892)	(96,625)	—	—	110,517	—
Changes in operating assets and liabilities, net	—	122,230	(20,636)	1,516	—	103,110
Net cash provided by continuing operating activities	—	199,889	6,740	583	—	207,212
Net cash provided by discontinued operations	—	—	—	4,907	—	4,907
Net cash provided by operating activities	—	199,889	6,740	5,490	—	212,119
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(62,155)	(6,544)	(323)	—	(69,022)
Acquisition of The Neiman Marcus Group, Inc.	—	(5,155,923)	—	—	—	(5,155,923)
Intercompany (receivable) payable	(1,427,739)	—	—	—	1,427,739	—
Net cash (used for) provided by continuing investing activities	(1,427,739)	(5,218,078)	(6,544)	(323)	1,427,739	(5,224,945)
Net cash used for discontinued operations	—	—	—	(3,273)	—	(3,273)
Net cash (used for) provided by investing activities	(1,427,739)	(5,218,078)	(6,544)	(3,596)	1,427,739	(5,228,218)
CASH FLOWS—FINANCING ACTIVITIES
Proceeds from borrowings	—	3,325,000	—	—	—	3,325,000
Repayment of borrowings	—	(384,734)	—	—	—	(384,734)
Debt issuance costs paid	—	(102,854)	—	—	—	(102,854)
Cash equity contributions	1,427,739	1,427,739	—	—	(1,427,739)	1,427,739
Net cash provided by (used for) continuing financing activities	1,427,739	4,265,151	—	—	(1,427,739)	4,265,151
Net cash used for discontinued operations	—	—	—	(1,789)	—	(1,789)
Net cash provided by (used for) financing activities	1,427,739	4,265,151	—	(1,789)	(1,427,739)	4,263,362
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(753,038)	196	105	—	(752,737)
Beginning balance	—	841,745	922	1,593	—	844,260
Ending balance	—	88,707	1,118	1,698	—	91,523
Less cash of discontinued operations	—	—	—	902	—	902
Ending balance	$—	$88,707	$1,118	$796	$—	$90,621

	Nine weeks ended October 1, 2005 (Predecessor)
(in thousands)	NMG	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$44,154	$66,128	$(1,237)	$(64,891)	$44,154
Loss (earnings) from discontinued operations	—	—	1,346	(553)	793
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	16,118	3,015	76	—	19,209
Amortization of debt issue costs	96	—	—	—	96
Stock-based compensation charges	19,968	—	—	—	19,968
Deferred income taxes	(6,921)	—	—	—	(6,921)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	(5,371)	254	496	—	(4,621)
Intercompany royalty income payable (receivable)	46,240	(46,240)	—	—	—
Equity in earnings of subsidiaries	(65,444)	—	—	65,444	—
Changes in operating assets and liabilities, net	505,360	(20,294)	(534,211)	—	(49,145)
Net cash provided by (used for) continuing operating activities	554,200	2,863	(533,530)	—	23,533
Net cash used for discontinued operations	—	—	(4,098)	—	(4,098)
Net cash provided by (used for) operating activities	554,200	2,863	(537,628)	—	19,435
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	(22,455)	(2,736)	(384)	—	(25,575)
Net cash used for continuing investing activities	(22,455)	(2,736)	(384)	—	(25,575)
Net cash used for discontinued operations	—	—	(736)	—	(736)
Net cash used for investing activities	(22,455)	(2,736)	(1,120)	—	(26,311)
CASH FLOWS—FINANCING ACTIVITIES
Cash dividends paid	(7,346)	—	—	—	(7,346)
Net cash used for continuing financing activities	(7,346)	—	—	—	(7,346)
Net cash provided by discontinued operations	—	—	5,000	—	5,000
Net cash (used for) provided by financing activities	(7,346)	—	5,000	—	(2,346)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	524,399	127	(533,748)	—	(9,222)
Beginning balance	317,346	795	535,341	—	853,482
Ending balance	841,745	922	1,593	—	844,260
Less cash of discontinued operations	—	—	1,056	—	1,056
Ending balance	$841,745	$922	$537	$—	$843,204

15.   Condensed Consolidating Financial Information (with respect to NMG’s obligations under the 2028 Debentures)

All of NMG’s obligations under the 2028 Debentures are guaranteed by the Company. The guarantee by the Company is full and unconditional and joint and several. Currently, the Company’s non-guarantor subsidiaries consist principally of Bergdorf Goodman, Inc. through which NMG conducts the operations of its Bergdorf Goodman stores and NM Nevada Trust which holds legal title to certain real property and intangible assets used by NMG in conducting its operations. Previously, our non-guarantor subsidiaries also included Kate Spade LLC (prior to its sale in December 2006) and Gurwitch Products, L.L.C. (prior to its sale in July 2006), which are reflected in the tables below as discontinued operations.

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

	January 27, 2007 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$187,772	$775	$—	$188,547
Accounts receivable	—	26,407	8,542	544	35,493
Merchandise inventories	—	731,482	81,270	(461)	812,291
Other current assets	—	92,474	6,164	—	98,638
Total current assets	—	1,038,135	96,751	83	1,134,969
Property and equipment, net	—	884,173	150,841	—	1,035,014
Goodwill and intangibles, net	—	1,976,063	2,212,335	—	4,188,398
Other assets	—	114,364	295	—	114,659
Investments in subsidiaries	1,494,613	2,336,705	—	(3,831,318)	—
Total assets	$1,494,613	$6,349,440	$2,460,222	$(3,831,235)	$6,473,040
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$231,331	$32,497	$544	$264,372
Accrued liabilities	—	344,536	82,449		426,985
Notes payable and current maturities of long-term liabilities	—	3,425	—	—	3,425
Total current liabilities	—	579,292	114,946	544	694,782
Long-term liabilities:
Long-term debt	—	3,020,809	—	—	3,020,809
Deferred income taxes	—	1,033,067	—	—	1,033,067
Other long-term liabilities	—	221,659	8,110	—	229,769
Total long-term liabilities	—	4,275,535	8,110	—	4,283,645
Total shareholders’ equity	1,494,613	1,494,613	2,337,166	(3,831,779)	1,494,613
Total liabilities and shareholders’ equity	$1,494,613	$6,349,440	$2,460,222	$(3,831,235)	$6,473,040

	July 29, 2006 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$222,308	$1,432	$—	$223,740
Accounts receivable	—	22,189	7,431	544	30,164
Merchandise inventories	—	711,443	84,259	(2,081)	793,621
Other current assets	—	67,170	4,544	—	71,714
Current assets of discontinued operations	—	—	16,617	—	16,617
Total current assets	—	1,023,110	114,283	(1,537)	1,135,856
Property and equipment, net	—	875,725	154,554	—	1,030,279
Goodwill and intangibles, net	—	2,007,770	2,215,987	—	4,223,757
Other assets	—	124,929	394	—	125,323
Investments in subsidiaries	1,427,667	2,429,916	—	(3,857,583)	—
Non-current assets of discontinued operations	—	—	92,746	—	92,746
Total assets	$1,427,667	$6,461,450	$2,577,964	$(3,859,120)	$6,607,961
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$263,800	$36,095	$544	$300,439
Accrued liabilities	—	310,551	67,417	—	377,968
Notes payable and current maturities of long-term liabilities	—	3,887	—	—	3,887
Current liabilities of discontinued operations	—	—	16,764	—	16,764
Total current liabilities	—	578,238	120,276	544	699,058
Long-term liabilities:
Long-term debt	—	3,195,711	—	—	3,195,711
Deferred income taxes	—	1,048,925	—	—	1,048,925
Other long-term liabilities	—	210,909	6,602	—	217,511
Non-current liabilities of discontinued operations	—	—	12,775	—	12,775
Total long-term liabilities	—	4,455,545	19,377	—	4,474,922
Minority interest	—	—	—	6,314	6,314
Total shareholders’ equity	1,427,667	1,427,667	2,438,311	(3,865,978)	1,427,667
Total liabilities and shareholders’ equity	$1,427,667	$6,461,450	$2,577,964	$(3,859,120)	$6,607,961

	January 28, 2006 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$88,707	$1,914	$—	$90,621
Accounts receivable	—	10,761	6,977	546	18,284
Merchandise inventories	—	689,261	80,015	—	769,276
Other current assets	—	109,043	6,243	—	115,286
Current assets of discontinued operations	—	—	38,824	—	38,824
Total current assets	—	897,772	133,973	546	1,032,291
Property and equipment, net	—	863,855	159,114	—	1,022,969
Goodwill and intangibles, net	—	2,074,196	2,245,889	—	4,320,085
Other assets	—	119,864	493	—	120,357
Investments in subsidiaries	1,416,227	2,488,441	—	(3,904,668)	—
Non-current assets of discontinued operations	—	—	114,947	—	114,947
Total assets	$1,416,227	$6,444,128	$2,654,416	$(3,904,122)	$6,610,649
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$235,513	$32,217	$546	$268,276
Accrued liabilities	—	295,685	68,137	—	363,822
Notes payable and current maturities of long-term liabilities	—	3,707	—	—	3,707
Current liabilities of discontinued operations	—	—	30,398	—	30,398
Total current liabilities	—	534,905	130,752	546	666,203
Long-term liabilities:
Long-term debt	—	3,195,614	—	—	3,195,614
Deferred income taxes	—	1,115,696	—	—	1,115,696
Other long-term liabilities	—	181,686	5,639	—	187,325
Non-current liabilities of discontinued operations	—	—	16,560	—	16,560
Total long-term liabilities	—	4,492,996	22,199	—	4,515,195
Minority interest	—	—	—	13,024	13,024
Total shareholders’ equity	1,416,227	1,416,227	2,501,465	(3,917,692)	1,416,227
Total liabilities and shareholders’ equity	$1,416,227	$6,444,128	$2,654,416	$(3,904,122)	$6,610,649

	Thirteen weeks ended January 27, 2007 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,103,406	$192,430	$—	$1,295,836
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	720,233	130,025	—	850,258
Selling, general and administrative expenses (excluding depreciation)	—	247,458	36,123	—	283,581
Income from credit card operations	—	(16,175)	(1,755)	—	(17,930)
Depreciation expense	—	29,127	4,946	—	34,073
Amortization of customer lists and favorable lease commitments	—	15,109	2,941	—	18,050
Operating earnings	—	107,654	20,150	—	127,804
Interest expense, net	—	65,537	—	—	65,537
Intercompany royalty charges (income)	—	77,565	(77,565)	—	—
Equity in earnings of subsidiaries	(41,023)	(100,560)	—	141,583	—
Earnings (loss) from continuing operations before income taxes	41,023	65,112	97,715	(141,583)	62,267
Income taxes	—	24,089	—	—	24,089
Earnings (loss) from continuing operations	41,023	41,023	97,715	(141,583)	38,178
Earnings (loss) from discontinued operations, net of taxes	—	—	3,765	(920)	2,845
Net earnings (loss)	$41,023	$41,023	$101,480	$(142,503)	$41,023

	Thirteen weeks ended January 28, 2006 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,032,725	$161,756	$—	$1,194,481
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	704,640	117,525	—	822,165
Selling, general and administrative expenses (excluding depreciation)	—	234,323	32,295	—	266,618
Income from credit card operations	—	(15,519)	(1,453)	—	(16,972)
Depreciation expense	—	27,952	6,286	—	34,238
Amortization of customer lists and favorable lease commitments	—	15,962	2,750	—	18,712
Operating earnings	—	65,367	4,353	—	69,720
Interest expense, net	—	66,047	—	—	66,047
Intercompany royalty charges (income)	—	66,819	(66,819)	—	—
Equity in earnings of subsidiaries	(3,044)	(72,158)	—	75,202	—
Earnings (loss) from continuing operations before income taxes	3,044	4,659	71,172	(75,202)	3,673
Income taxes	—	1,615	—	—	1,615
Earnings (loss) from continuing operations	3,044	3,044	71,172	(75,202)	2,058
Earnings (loss) from discontinued operations, net of taxes	—	—	1,767	(781)	986
Net earnings (loss)	$3,044	$3,044	$72,939	$(75,983)	$3,044

	Twenty-six weeks ended January 27, 2007 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,973,882	$361,166	$—	$2,335,048
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,229,552	227,485	—	1,457,037
Selling, general and administrative expenses (excluding depreciation)	—	462,447	68,666	—	531,113
Income from credit card operations	—	(30,803)	(3,498)	—	(34,301)
Depreciation expense	—	57,555	9,694	—	67,249
Amortization of customer lists and favorable lease commitments	—	30,199	5,883	—	36,082
Other income	—	(4,210)	—	—	(4,210)
Operating earnings	—	229,142	52,936	—	282,078
Interest expense, net	—	134,354	—	—	134,354
Intercompany royalty charges (income)	—	143,643	(143,643)	—	—
Equity in earnings of subsidiaries	(68,252)	(175,198)	—	243,450	—
Earnings (loss) from continuing operations before income taxes	68,252	126,343	196,579	(243,450)	147,724
Income taxes	—	58,091	—	—	58,091
Earnings (loss) from continuing operations	68,252	68,252	196,579	(243,450)	89,633
Loss from discontinued operations, net of taxes	—	—	(19,892)	(1,489)	(21,381)
Net earnings (loss)	$68,252	$68,252	$176,687	$(244,939)	$68,252

	Seventeen weeks ended January 28, 2006 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,299,247	$209,046	$—	$1,508,293
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	867,402	146,373	—	1,013,775
Selling, general and administrative expenses (excluding depreciation)	—	301,428	42,452	—	343,880
Income from credit card operations	—	(18,940)	(1,817)	—	(20,757)
Depreciation expense	—	35,598	7,881	—	43,479
Amortization of customer lists and favorable lease commitments	—	19,666	3,854	—	23,520
Operating earnings	—	94,093	10,303	—	104,396
Interest expense, net	—	83,300	—	—	83,300
Intercompany royalty charges (income)	—	85,120	(85,120)	—	—
Equity in earnings of subsidiaries	(13,892)	(96,625)	—	110,517	—
Earnings (loss) from continuing operations before income taxes	13,892	22,298	95,423	(110,517)	21,096
Income taxes	—	8,406	—	—	8,406
Earnings (loss) from continuing operations	13,892	13,892	95,423	(110,517)	12,690
Earnings (loss) from discontinued operations, net of taxes	—	—	2,315	(1,113)	1,202
Net earnings (loss)	$13,892	$13,892	$97,738	$(111,630)	$13,892

	Nine weeks ended October 1, 2005 (Predecessor)
(in thousands)	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$530,667	$101,705	$—	$632,372
Cost of goods sold including buying and occupancy costs (excluding depreciation)	312,454	59,088	—	371,542
Selling, general and administrative expenses (excluding depreciation)	135,279	20,353	—	155,632
Income from credit card operations	(6,994)	(824)	—	(7,818)
Depreciation expense	16,118	3,091	—	19,209
Transaction and other costs	23,544	—	—	23,544
Operating earnings	50,266	19,997	—	70,263
Interest income, net	(910)	—	—	(910)
Intercompany royalty charges (income)	46,240	(46,240)	—	—
Equity in earnings of subsidiaries	(65,444)	—	65,444	—
Earnings (loss) from continuing operations before income taxes	70,380	66,237	(65,444)	71,173
Income taxes	26,226	—	—	26,226
Earnings (loss) from continuing operations	44,154	66,237	(65,444)	44,947
(Loss) earnings from discontinued operations, net of taxes	—	(1,346)	553	(793)
Net earnings (loss)	$44,154	$64,891	$(64,891)	$44,154

	Twenty-six weeks ended January 27, 2007 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$68,252	$68,252	$176,687	$(244,939)	$68,252
Loss from discontinued operations	—	—	19,892	1,489	21,381
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	—	57,555	9,694	—	67,249
Amortization of debt issue costs	—	7,033	—	—	7,033
Amortization of customer lists and favorable lease commitments	—	30,199	5,883	—	36,082
Non-cash charges related to step-up in carrying value of inventory	—	—	—	—	—
Stock-based compensation charges	—	2,850	—	—	2,850
Deferred income taxes	—	(24,147)	—	—	(24,147)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	8,530	1,606	—	10,136
Intercompany royalty income payable (receivable)	—	143,643	(143,643)	—	—
Equity in earnings of subsidiaries	(68,252)	(175,198)	—	243,450	—
Changes in operating assets and liabilities, net	—	25,776	(52,596)	—	(26,820)
Net cash provided by continuing operating activities	—	144,493	17,523	—	162,016
Net cash used for discontinued operations	—	—	(9,163)	—	(9,163)
Net cash provided by operating activities	—	144,493	8,360	—	152,853
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(62,445)	(8,237)	—	(70,682)
Payment to minority interest holder in Kate Spade	—	(59,400)	—	—	(59,400)
Net proceeds from sale of Kate Spade	—	121,469	—	—	121,469
Net cash used for continuing investing activities	—	(376)	(8,237)	—	(8,613)
Net cash used for discontinued operations	—	—	(128)	—	(128)
Net cash used for investing activities	—	(376)	(8,365)	—	(8,741)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(178,045)	—	—	(178,045)
Debt issuance costs paid	—	(758)	—	—	(758)
Proceeds from purchase of common stock	—	150	—	—	150
Net cash used for continuing financing activities	—	(178,653)	—	—	(178,653)
Net cash used for discontinued operations	—	—	(1,675)	—	(1,675)
Net cash used for financing activities	—	(178,653)	(1,675)	—	(180,328)
CASH AND CASH EQUIVALENTS
Decrease during the period	—	(34,536)	(1,680)	—	(36,216)
Beginning balance	—	222,308	2,455	—	224,763
Ending balance	$—	$187,772	$775	$—	$188,547

	Seventeen weeks ended January 28, 2006 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$13,892	$13,892	$97,738	$(111,630)	$13,892
(Earnings) loss from discontinued operations	—	—	(2,315)	1,113	(1,202)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	—	35,598	7,881	—	43,479
Amortization of debt issue costs	—	4,636	—	—	4,636
Amortization of customer lists and favorable lease commitments	—	19,666	3,854	—	23,520
Non-cash charges related to step-up in carrying value of inventory	—	31,263	5,129	—	36,392
Stock-based compensation charges	—	1,483	—	—	1,483
Deferred income taxes	—	(35,877)	—	—	(35,877)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	18,503	(724)	—	17,779
Intercompany royalty income payable (receivable)	—	85,120	(85,120)	—	—
Equity in earnings of subsidiaries	(13,892)	(96,625)	—	110,517	—
Changes in operating assets and liabilities, net	—	122,230	(19,120)	—	103,110
Net cash provided by continuing operating activities	—	199,889	7,323	—	207,212
Net cash provided by discontinued operations	—	—	4,907	—	4,907
Net cash provided by operating activities	—	199,889	12,230	—	212,119
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(62,155)	(6,867)	—	(69,022)
Acquisition of The Neiman Marcus Group, Inc.	—	(5,155,923)	—	—	(5,155,923)
Intercompany (receivable) payable	(1,427,739)	—	—	1,427,739	—
Net cash (used for) provided by continuing investing activities	(1,427,739)	(5,218,078)	(6,867)	1,427,739	(5,224,945)
Net cash used for discontinued operations	—	—	(3,273)	—	(3,273)
Net cash (used for) provided by investing activities	(1,427,739)	(5,218,078)	(10,140)	1,427,739	(5,228,218)
CASH FLOWS—FINANCING ACTIVITIES
Proceeds from borrowings	—	3,325,000	—	—	3,325,000
Repayment of borrowings	—	(384,734)	—	—	(384,734)
Debt issuance costs paid	—	(102,854)	—	—	(102,854)
Cash equity contributions	1,427,739	1,427,739	—	(1,427,739)	1,427,739
Net cash provided by (used for) continuing financing activities	1,427,739	4,265,151	—	(1,427,739)	4,265,151
Net cash used for discontinued operations	—	—	(1,789)	—	(1,789)
Net cash provided by (used for) financing activities	1,427,739	4,265,151	(1,789)	(1,427,739)	4,263,362
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(753,038)	301	—	(752,737)
Beginning balance	—	841,745	2,515	—	844,260
Ending balance	—	88,707	2,816	—	91,523
Less cash of discontinued operations	—	—	902	—	902
Ending balance	$—	$88,707	$1,914	$—	$90,621

	Nine weeks ended October 1, 2005 (Predecessor)
(in thousands)	NMG	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$44,154	$64,891	$(64,891)	$44,154
Loss (earnings) from discontinued operations	—	1,346	(553)	793
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	16,118	3,091	—	19,209
Amortization of debt issue costs	96	—	—	96
Stock-based compensation charges	19,968	—	—	19,968
Deferred income taxes	(6,921)	—	—	(6,921)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	(5,371)	750	—	(4,621)
Intercompany royalty income payable (receivable)	46,240	(46,240)	—	—
Equity in earnings of subsidiaries	(65,444)	—	65,444	—
Changes in operating assets and liabilities, net	505,360	(554,505)	—	(49,145)
Net cash provided by (used for) continuing operating activities	554,200	(530,667)	—	23,533
Net cash used for discontinued operations	—	(4,098)	—	(4,098)
Net cash provided by (used for) operating activities	554,200	(534,765)	—	19,435
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	(22,455)	(3,120)	—	(25,575)
Net cash used for continuing investing activities	(22,455)	(3,120)	—	(25,575)
Net cash used for discontinued operations	—	(736)	—	(736)
Net cash used for investing activities	(22,455)	(3,856)	—	(26,311)
CASH FLOWS—FINANCING ACTIVITIES
Cash dividends paid	(7,346)	—	—	(7,346)
Net cash used for continuing financing activities	(7,346)	—	—	(7,346)
Net cash provided by discontinued operations	—	5,000	—	5,000
Net cash (used for) provided by financing activities	(7,346)	5,000	—	(2,346)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	524,399	(533,621)	—	(9,222)
Beginning balance	317,346	536,136	—	853,482
Ending balance	841,745	2,515	—	844,260
Less cash of discontinued operations	—	1,056	—	1,056
Ending balance	$841,745	$1,459	$—	$843,204

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

We have prepared our discussion of the results of operations for the twenty-six weeks ended January 27, 2007 by comparing the results of operations for the twenty-six weeks ended January 27, 2007 to the combined earnings and cash flows for the Predecessor nine-week period ended October 1, 2005 and the Successor seventeen week period ended January 28, 2006. Although this combined presentation does not comply with generally accepted accounting principles (GAAP), we believe that it provides a meaningful method of comparison. The combined operating results have not been prepared on a pro forma basis under applicable regulations and may not reflect the actual results we would have achieved absent the Transactions and may not be predictive of future results of operations.

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

Our fiscal year ends on the Saturday closest to July 31.  All references to the second quarter of fiscal year 2007 relate to the thirteen weeks ended January 27, 2007 (Successor).  All references to the second quarter of fiscal year 2006 relate to the thirteen weeks ended January 28, 2006 (Successor).  All references to year-to-date fiscal 2007 relate to the twenty-six weeks ended January 27, 2007 (Successor).  All references to year-to-date fiscal 2006 relate to the combined period comprised of seventeen weeks ended January 28, 2006 (Successor) and the nine weeks ended October 1, 2005 (Predecessor).

On July 27, 2006, we sold our majority interest in Gurwitch Products, L.L.C. to Alticor Inc., for pretax net cash proceeds of approximately $40.8 million (Gurwitch Disposition).  Gurwitch Products, L.L.C. designs and markets the Laura Mercier cosmetics line and had annual revenues of approximately $71.6 million in fiscal year 2006.  The net assets of Gurwitch Products, L.L.C. were sold for their net carrying value (after purchase accounting adjustments made in connection with the Transactions to state such assets at fair value).

In April 2005, the minority investor in Kate Spade LLC exercised the put option with respect to the sale of the full amount of its 44% stake in such company to NMG. We subsequently entered into a standstill agreement to postpone the put process while we engaged in discussions with the minority investor in Kate Spade LLC regarding certain strategic alternatives, including the possible sale of such company.  In October 2006, we entered into an agreement to settle the put option whereby we purchased the interest held by the minority investor for approximately $59.4 million.

In November 2006, we entered into a definitive agreement to sell 100% of the ownership interests in Kate Spade LLC to Liz Claiborne, Inc. (consisting of both our original 56% interest and the 44% minority interest subsequently purchased by NMG) for pretax net cash proceeds of approximately $121.5 million. Both the purchase of the minority interest in Kate Spade LLC and the sale of Kate Spade LLC to Liz Claiborne, Inc. were consummated in December 2006.

Kate Spade LLC designs and markets high-end accessories and had revenues of approximately $84.7 million in fiscal year 2006. Year-to-date fiscal 2007, Kate Spade LLC had revenues of $29.6 million.

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise. These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold.  We received vendor allowances of $46.6 million, or 2.0% of revenues, in year-to-date fiscal 2007 and $44.0 million, or 2.1% of revenues, in year-to-date fiscal 2006.

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

Advertising costs incurred by our Specialty Retail segment consist primarily of print media costs related to promotional materials mailed to our customers, while advertising costs incurred by our Direct Marketing operation relate to the production, printing and distribution of our print catalogs and the production of the photographic content on our websites, as well as online marketing costs. We receive advertising allowances from certain of our merchandise vendors. Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media. As a result, these allowances are recorded as a reduction of our advertising costs when earned. Vendor allowances earned and recorded as a reduction to selling, general and administrative expenses aggregated approximately $34.1 million for the twenty-six weeks ended January 27, 2007 and $34.8 million for the twenty-six weeks ended January 28, 2006 (including $18.6 million for the Predecessor prior to the Acquisition).

We also receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendor’s merchandise. These allowances are netted against the related compensation expense that we incur. Amounts received from vendors related to compensation programs were $33.1 million for the twenty-six weeks ended January 27, 2007 and $29.6 million for the twenty-six weeks ended January 28, 2006 (including $10.1 million for the Predecessor prior to the Acquisition).

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

Income from credit card operations.  Pursuant to a long-term marketing and servicing alliance with HSBC, HSBC offers credit card and non-card payment plans bearing our brands and we receive ongoing payments from HSBC based on net credit card sales and compensation for marketing and servicing activities (HSBC Program Income). We recognize HSBC Program Income when earned.            In the future, the HSBC Program Income may be:

•                  decreased based upon the level of future services we provide to HSBC; and

•                  increased based upon changes to our historical credit card program related to, among other things, the interest rates applied to unpaid balances and the assessment of late fees.

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

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net revenues for the periods indicated.

	Quarter-to-Date		Year-to-Date
	Thirteen weeks ended January 27, 2007	Thirteen weeks ended January 28, 2006	Twenty-six weeks ended January 27, 2007	Seventeen weeks ended January 28, 2006	Nine weeks ended October 1, 2005	Twenty-six weeks ended January 28, 2006
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)	(Combined)

Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs (excluding depreciation)	65.6	68.8	62.4	67.2	58.8	64.7
Selling, general and administrative expenses (excluding depreciation)	21.9	22.3	22.7	22.8	24.6	23.3
Income from credit card operations	(1.4)	(1.4)	(1.5)	(1.4)	(1.2)	(1.3)
Depreciation expense	2.6	2.9	2.9	2.9	3.0	2.9
Amortization of customer lists	1.0	1.2	1.2	1.2	—	0.8
Amortization of favorable lease commitments	0.3	0.4	0.4	0.4	—	0.3
Transaction and other costs	—	—	—	—	3.7	1.1
Other income	—	—	(0.2)	—	—	—
Operating earnings	9.9	5.8	12.1	6.9	11.1	8.2
Interest expense (income), net	5.1	5.5	5.8	5.5	(0.1)	3.8
Earnings from continuing operations before income taxes	4.8	0.3	6.3	1.4	11.3	4.3
Income taxes	1.9	0.1	2.5	0.6	4.1	1.6
Earnings from continuing operations	2.9	0.2	3.8	0.8	7.1	2.7
Earnings (loss) from discontinued operations	0.2	0.1	(0.9)	0.1	(0.1)	0.0
Net earnings	3.2%	0.3%	2.9%	0.9%	7.0%	2.7%

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

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

	Quarter-to-Date		Year-to-Date
(dollars in millions, except sales per square foot)	Thirteen weeks ended January 27, 2007	Thirteen weeks ended January 28, 2006	Twenty-six weeks ended January 27, 2007	Seventeen weeks ended January 28, 2006	Nine weeks ended October 1, 2005	Twenty-six weeks ended January 28, 2006
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)	(Combined)
REVENUES
Specialty Retail stores	$1,069.9	$981.5	$1,949.9	$1,243.9	$544.9	$1,788.8
Direct Marketing	225.9	213.0	385.1	264.4	87.5	351.9
Total	$1,295.8	$1,194.5	$2,335.0	$1,508.3	$632.4	$2,140.7

OPERATING EARNINGS
Specialty Retail stores	$121.5	$94.3	$278.1	$138.4	$91.4	$229.8
Direct Marketing	39.1	37.9	59.9	44.3	8.2	52.5
Subtotal	160.6	132.2	338.0	182.7	99.6	282.3
Corporate expenses	(14.7)	(14.4)	(24.0)	(18.4)	(5.8)	(24.2)
Amortization of customer lists andfavorable lease commitments	(18.1)	(18.7)	(36.1)	(23.5)	—	(23.5)
Non-cash charges related to other valuation adjustments made in connection with the Acquisition	—	(29.4)	—	(36.4)	—	(36.4)
Other income (1)	—	—	4.2	—	—	—
Transaction and other costs	—	—	—	—	(23.5)	(23.5)
Total	$127.8	$69.7	$282.1	$104.4	$70.3	$174.7

OPERATING PROFIT MARGIN
Specialty Retail stores	11.4%	9.6%	14.3%	11.1%	16.8%	12.8%
Direct Marketing	17.3%	17.8%	15.6%	16.8%	9.4%	14.9%
Total	9.9%	5.8%	12.1%	6.9%	11.1%	8.2%

CHANGE IN COMPARABLE REVENUES (2)
Specialty Retail stores	7.0%	4.5%	6.3%	5.0%	9.8%	6.4%
Direct Marketing	6.1%	13.2%	9.5%	12.9%	9.6%	12.1%
Total	6.8%	6.0%	6.8%	6.3%	9.8%	7.3%

SALES PER SQUARE FOOT
Specialty Retail stores	$187	$177	$342	$226	$103	$329

STORE COUNT
Neiman Marcus and Bergdorf Goodman stores:
Open at beginning of period	39	37	38	37	36	36
Opened during the period	—	1	1	1	1	2
Open at end of period	39	38	39	38	37	38
Clearance centers:
Open at beginning of period	18	17	18	17	16	16
Opened during the period	1	—	1	—	1	1
Open at end of period	19	17	19	17	17	17

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

Fiscal Year 2007 Highlights

We believe that our product assortment of luxury, designer and fashion merchandise, coupled with our sales promotion activities and our commitment to superior customer service, have been critical to our success in the past. In addition, we believe these factors are critical to our future growth and success.  Highlights from the second quarter of fiscal year 2007 include:

•                  Increases in revenues—We generated revenue growth in the quarterly and year-to-date fiscal periods ended January 27, 2007 of 8.5% and 9.1%, respectively. These increases were attributable to 1) increases in comparable revenues, 2) revenues from new stores and 3) higher internet sales.

Comparable revenues increased 6.8% in both the second quarter of fiscal year 2007 and the 2007 year-to-date fiscal period.  The increases in comparable revenues were achieved on increases in comparable revenues of 6.0% in the second quarter of fiscal year 2006 and 7.3% in the 2006 year-to-date fiscal period.

For Specialty Retail stores, our sales per square foot for the last twelve trailing months increased by 4.5% to $624 as of January 2007 compared to $597 as of January 2006.

•                  Decreases in cost of goods sold including buying and occupancy costs (excluding depreciation)—COGS represented 65.6% of revenues in the second quarter of fiscal year 2007 and 68.8% of revenues in the second quarter of fiscal year 2006.  This decrease was primarily due to purchase accounting adjustments in the second quarter of fiscal year 2006 which increased COGS by $31.7 million, or 2.7% of revenues.  COGS represented 62.4% of revenues in the year-to-date fiscal period ended January 27, 2007 and 64.7% of revenues in the prior year-to-date fiscal period. This decrease is primarily due to purchase accounting adjustments in fiscal year 2006 of $39.6 million, or 1.9% of revenues.

Excluding the impact of purchase accounting adjustments, COGS decreased by 0.4% of revenues in the year-to-date fiscal 2007 period.  The year-to-date fiscal 2007 decrease in COGS was achieved on top of a decrease in COGS of 0.4% of revenues in the year-to-date fiscal 2006 period.  We believe these decreases are reflective of our continuing emphasis on full-price sales and inventory management.

•                  Decreases in selling, general and administrative expenses (excluding depreciation)—SG&A decreased in the second quarter of fiscal year 2007 to 21.9% of revenues from 22.3% of revenues in the second quarter of fiscal year 2006 and decreased in the year-to-date fiscal period of 2007 to 22.7% of revenues from 23.3% of revenues in the corresponding fiscal period of 2006.  The year-to-date fiscal 2007 decrease in SG&A was achieved on top of a decrease in SG&A of 0.6% of revenues in the year-to-date fiscal 2006 period.  We believe these decreases are reflective of both our continued leveraging of certain costs, primarily advertising, and emphasis on expense containment and control.

•                  Increases in operating earnings—For the second quarter of fiscal year 2007, our operating earnings were $127.8 million, or 9.9% of revenues, compared to $69.7 million, or 5.8% of revenues, in the prior year fiscal quarter.  For year-to-date fiscal 2007, our operating earnings were $282.1 million, or 12.1% of revenues compared to $174.7 million, or 8.2% of revenues, for the year-to-date fiscal 2006 period.  The increase in operating earnings in the second quarter of fiscal 2007 was primarily due to 1) an increase of $28.4 million in the operating earnings generated by our Specialty Retail Stores and Direct Marketing segments and 2) a $30.0 million net decrease in non-cash charges related to the amortization of intangible assets and other asset valuation adjustments recorded in connection with the Acquisition.

Year-to-date fiscal 2007 operating earnings increased primarily due to 1) an increase of $55.7 million in the operating earnings generated by our Specialty Retail Stores and Direct Marketing segments, 2) other income of $4.2 million received in settlement of our cost method investment in an internet retailer in the first quarter of fiscal year 2007, 3) a decrease of $23.5 million in transaction costs incurred in the first quarter of fiscal year 2006 and 4) a $23.8 million net decrease in non-cash charges related to the amortization of intangible assets and other asset valuation adjustments recorded in connection with the Acquisition.

Thirteen Weeks Ended January 27, 2007 Compared to Thirteen Weeks Ended January 28, 2006

Revenues.  Our revenues for the second quarter of fiscal year 2007 of $1,295.8 million increased $101.3 million, or 8.5%, from $1,194.5 million in the second quarter of fiscal year 2006.  The increase in revenues was due to increases in comparable revenues, revenues from new stores, and higher internet sales.  Revenues increased in the second quarter of fiscal year 2007 compared to the prior year period at all our operating companies.

Comparable revenues for the second quarter of fiscal year 2007 were $1,276.1 million compared to $1,194.3 million in the prior year fiscal quarter, representing an increase of 6.8%.  Comparable revenues increased in the second quarter of fiscal year 2007 by 7.0% for Specialty Retail stores and 6.1% for Direct Marketing compared to the second quarter of fiscal year 2006.

New stores generated sales of $19.4 million in the second quarter of fiscal year 2007. In the second quarter of fiscal year 2007, internet sales by Direct Marketing were $155.8 million, an increase of 16.2% compared to the second quarter of fiscal year 2006.

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for the second quarter of fiscal year 2007 and fiscal year 2006 were:

	Thirteen weeks ended January 27, 2007 (Successor)		Thirteen weeks ended January 28, 2006 (Successor)
(in millions, except percentages)	$	% of revenues	$	% of revenues
COGS, before purchase accounting adjustments	$850.3	65.6%	$790.5	66.1%
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of acquired inventories	—	—	31.7	2.7%
COGS, as reported	$850.3	65.6%	$822.2	68.8%

We present the non-GAAP financial measure COGS, before purchase accounting adjustments because we use this measure to monitor and evaluate the performance of our business and believe the presentation of this measure will enhance investors’ ability to analyze trends in our business and evaluate our performance relative to other companies in our industry.

The decrease in COGS as reported under GAAP to 65.6% of revenues from 68.8% of revenues in the prior year fiscal period is primarily due to:

•            $31.7 million of non-cash charges included in COGS in the second quarter of fiscal year 2006 primarily related to the step-up in the carrying value of the acquired inventories recorded in connection with the Transactions;

•            increased margins generated by our Specialty Retail stores of approximately 0.9% of revenues due primarily to a decrease in net markdowns incurred in the second quarter of fiscal year 2007, partially offset by;

•            decreased margins generated by Direct Marketing of approximately 0.2% of revenues primarily as a result of promotional programs conducted in the holiday season.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  We receive certain allowances to reimburse us for markdowns taken and/or to support the gross margins realized in connection with the sales of the vendor’s merchandise.  We recognize these allowances as a decrease in COGS when the allowances are earned and approved by the vendor.  Other allowances we receive represent reductions to the amounts initially paid to acquire the merchandise.  We recognize these allowances as a reduction in the cost of the acquired merchandise resulting in a decrease in COGS at the time the goods are sold.  We received vendor allowances of $36.4 million, or 2.8% of revenues, in the second quarter of fiscal year 2007 and $36.0 million, or 3.0% of revenues, in the second quarter of fiscal year 2006.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses were 21.9% of revenues in the second quarter of fiscal year 2007 compared to 22.3% of revenues in the prior year fiscal period.

The net decrease in SG&A expenses as a percentage of revenues in the second quarter of fiscal year 2007 was primarily due to:

•            a decrease in marketing and advertising costs of approximately 0.4% of revenues primarily due to both higher internet sales by our Direct Marketing segment, which have a lower expense to revenue ratio than catalog sales, and a decrease of costs incurred by our Specialty Retail stores; and

•            a decrease in preopening expenses associated with a lower level of new store openings in the second quarter of fiscal year 2007, by approximately 0.2% of revenues.

These decreases in SG&A expenses, as a percentage of revenues, were partially offset by:

•            an increase in estimated annual incentive compensation costs to be incurred in fiscal year 2007 of approximately 0.1% of revenues.

Income from credit card operations, net.   We received HSBC Program Income of $17.9 million, or 1.4% of revenues, in the second quarter of fiscal year 2007 compared to $17.0 million, or 1.4% of revenues, in the second quarter of fiscal year 2006.

Depreciation expense.  Depreciation expense was $34.1 million, or 2.6% of revenues, in the second quarter of fiscal year 2007 compared to $34.2 million, or 2.9% of revenues, in the prior year fiscal period.

Amortization expense.  Amortization of acquisition related intangibles (customer lists and favorable lease commitments) recorded as a result of the application of purchase accounting in connection with the Acquisition aggregated $18.1 million, or 1.3% of revenues, in the second quarter of fiscal year 2007 compared to $18.7 million, or 1.6% of revenues, in the second quarter of fiscal year 2006.

Segment operating earnings.  Segment operating earnings for our Specialty Retail stores and Direct Marketing segments do not reflect the impact of adjustments to revalue our assets and liabilities to estimated fair value at the Acquisition date.  See Note 12 to our unaudited condensed consolidated financial statements.

Operating earnings for our Specialty Retail stores segment were $121.5 million, or 11.4% of Specialty Retail stores revenues, for the second quarter of fiscal year 2007 compared to $94.3 million, or 9.6% of Specialty Retail stores revenues, for the prior year fiscal period.  The increases in operating earnings and operating margin were primarily due to 1) a lower level of net markdowns as a percentage of revenues and 2) lower SG&A expenses as a percentage of revenues, primarily preopening costs and advertising expenses.

Operating earnings for Direct Marketing increased to $39.1 million, or 17.3% of Direct Marketing revenues, in the second quarter of fiscal year 2007 from $37.9 million, or 17.8% of Direct Marketing revenues, for the prior year period.  The decrease in operating margin for Direct Marketing was primarily the result of 1) an increase in COGS due to holiday promotional activities and 2) an increase in buying and occupancy costs, partially offset by, 3) a decrease in advertising and marketing costs, as a percentage of revenues, incurred to support internet sales.

Interest expense, net.  Net interest expense was $65.5 million, or 5.1% of revenues, in the second quarter of fiscal year 2007 and $66.0 million, or 5.5% of revenues, for the prior year period.   The significant components of interest expense are as follows:

(in thousands)	Thirteen weeks ended January 27, 2007	Thirteen weeks ended January 28, 2006
	(Successor)	(Successor)
Asset-Based Revolving Credit Facility	$—	$751
Senior Secured Term Loan Facility	33,068	35,381
2028 Debentures	2,236	2,226
Senior Notes	15,750	15,925
Senior Subordinated Notes	12,969	13,113
Amortization of debt issue costs and other	4,476	1,588
Total interest expense	68,499	68,984
Less:
Interest income	2,109	1,852
Capitalized interest	853	1,085
Interest expense, net	$65,537	$66,047

Income taxes.  Our effective income tax rate for the thirteen weeks ended January 27, 2007 was 38.7% compared to 44.0% for the thirteen weeks ended January 28, 2006. On a rate basis, our effective income tax rate for the second quarter of fiscal year 2006 was unfavorably impacted by a lower level of pretax earnings generated in the quarter which resulted in a higher level of significance of non-deductible expenses to pretax earnings.

The Company closed its Internal Revenue Service (IRS) examination of federal tax returns for fiscal years 2004 and 2003 during the first quarter of fiscal year 2007 and paid the related tax liability during the second quarter of fiscal year 2007.  The recorded interest liability related to the assessment at January 27, 2007 is sufficient to cover the interest assessment made by the IRS.

Twenty-Six Weeks Ended January 27, 2007 Compared to Twenty-Six Weeks Ended January 28, 2006

Revenues.  Our revenues for year-to-date fiscal 2007 of $2,335.0 million increased $194.3 million, or 9.1%, from $2,140.7 million in year-to-date fiscal 2006.  The increase in revenues was due to increases in comparable revenues, revenues from new stores and higher internet sales.  Revenues increased in year-to-date fiscal 2007 compared to the prior year period at all our operating companies.

Comparable revenues for the twenty-six weeks ended January 27, 2007 were $2,286.6 million compared to $2,140.5 million in the prior year fiscal period, representing an increase of 6.8%. Comparable revenues increased in the year-to-date fiscal 2007 period by 6.3% for Specialty Retail stores and 9.5% for Direct Marketing compared to year-to-date fiscal 2006.

New stores generated sales of $46.2 million in year-to-date fiscal 2007 and internet sales by Direct Marketing were $256.9 million, an increase of 20.4% compared to the prior year fiscal period.

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for year-to-date fiscal 2007 and year-to-date fiscal 2006 were:

	Twenty-six weeks ended January 27, 2007 (Successor)		Twenty-six weeks ended January 28, 2006 (Combined)
(in millions, except percentages)	$	% of revenues	$	% of revenues
COGS, before purchase accounting adjustments	$1,457.0	62.4%	$1,345.7	62.8%
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of acquired inventories	—	—	39.6	1.9
COGS, as reported	$1,457.0	62.4%	$1,385.3	64.7%

We present the non-GAAP financial measure COGS, before purchase accounting adjustments because we use this measure to monitor and evaluate the performance of our business and believe the presentation of this measure will enhance investors’ ability to analyze trends in our business and evaluate our performance relative to other companies in our industry.

The decrease in COGS as reported under GAAP to 62.4% of revenues from 64.7% in the prior year fiscal period is primarily due to:

•            $39.6 million of non-cash charges included in COGS in year-to-date fiscal 2006 primarily related to the step-up in the carrying value of the acquired inventories recorded in connection with the Transactions; and

•            increased margins generated by our Specialty Retail stores of approximately 0.5% of revenues due primarily to a decrease in net markdowns incurred and a higher portion of full-price sales.

Margins generated by Direct Marketing in year-to-date fiscal 2007 were consistent with those in year-to-date fiscal 2006.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  We receive certain allowances to reimburse us for markdowns taken and/or to support the gross margins realized in connection with the sales of the vendor’s merchandise.  We recognize these allowances as a decrease in COGS when the allowances are earned and approved by the vendor.  Other allowances we receive represent reductions to the amounts paid to acquire the merchandise.  We recognize these allowances as a reduction in the cost of the acquired merchandise resulting in a decrease in COGS at the time the goods are sold.  We received vendor allowances of $46.6 million, or 2.0% of revenues, in year-to-date fiscal 2007 and $44.0 million, or 2.1% of revenues, in year-to-date fiscal 2006.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses were 22.7% of revenues in year-to-date fiscal 2007 compared to 23.3% of revenues in the prior year fiscal period.

The net decrease in SG&A expenses as a percentage of revenues in year-to-date fiscal 2007 was primarily due to:

•            a decrease in marketing and advertising costs of approximately 0.4% of revenues primarily due to both higher internet sales by our Direct Marketing segment, which have a lower expense to revenue ratio than catalog sales, and a decrease of costs incurred by our Specialty Retail stores;

•            a decrease in preopening expenses of approximately 0.2% of revenues; and

•            lower long-term benefits of approximately 0.2% of revenues.

These decreases in SG&A expenses, as a percentage of revenues, were partially offset by:

•            an increase in estimated annual incentive compensation costs to be incurred in year-to-date fiscal 2007 of approximately 0.2% of revenues; and

•            an increase in management services fees of $2.1 million, or 0.1% of revenues, payable to the Sponsors as a result of the Acquisition.

Income from credit card operations, net.   We received HSBC Program Income of $34.3 million, or 1.5% of revenues, in year-to-date fiscal 2007 compared to $28.6 million, or 1.3% of revenues, in year-to-date fiscal 2006.  HSBC Program Income increased as a percentage of revenues in year-to-date fiscal 2007 compared to the prior year period as a result of changes made to our credit card program in fiscal year 2006 related to, among other things, the interest rates applied to unpaid balances and the assessment of late fees.

Depreciation expense.  Depreciation expense was $67.2 million, or 2.9% of revenues, in year-to-date fiscal 2007 compared to $62.7 million, or 2.9% of revenues, in the prior year fiscal period.  The increase in depreciation was primarily due to 1) a higher level of capital spending in recent years and 2) additional depreciation expense resulting from the revaluation of our property and equipment at fair value in connection with the Acquisition.

Amortization expense.  Amortization of acquisition related intangibles (customer lists and favorable lease commitments) recorded as a result of the application of purchase accounting in connection with the Acquisition aggregated $36.1 million, or 1.6% of revenues, for year-to-date fiscal 2007 and $23.5 million, or 1.1% of revenues, for year-to-date fiscal 2006.  The increase in amortization expense in year-to-date fiscal 2007 is due primarily to the Successor period in which amortization expense was recorded over twenty-six weeks in year-to-date fiscal 2007 compared to seventeen weeks in year-to-date fiscal 2006.

Segment operating earnings.  Segment operating earnings for our Specialty Retail Stores and Direct Marketing segments do not reflect the impact of adjustments to revalue our assets and liabilities to estimated fair value at the Acquisition date.  See   Note 12 to our unaudited condensed consolidated financial statements.

Operating earnings for our Specialty Retail stores segment were $278.1 million, or 14.3% of Specialty Retail stores revenues, for year-to-date fiscal 2007 compared to $229.8 million, or 12.8% of Specialty Retail stores revenues, for the prior year fiscal period.  The increases in operating earnings and operating margin were primarily due to 1) a lower level of net markdowns as a percentage of revenues and 2) lower SG&A expenses as a percentage of revenues, primarily preopening, benefits and advertising expenses.

Operating earnings for Direct Marketing increased to $59.9 million, or 15.6% of Direct Marketing revenues, in year-to-date fiscal 2007 from $52.5 million, or 14.9% of Direct Marketing revenues, for the prior year period.  The increases in operating earnings and operating margin for Direct Marketing were primarily the result of 1) lower product costs and 2) a decrease in advertising and marketing costs, as a percentage of revenues, incurred to support internet sales, partially offset by, 3) an increase in buying and occupancy costs.

Interest expense, net.  Net interest expense was $134.4 million, or 5.8% of revenues, in year-to-date fiscal 2007 and $82.4 million, or 3.8% of revenues, for the prior year fiscal period.   The significant components of interest expense are as follows:

(in thousands)	Twenty-six weeks ended January 27, 2007	Seventeen weeks ended January 28, 2006	Nine weeks ended October 1, 2005	Twenty-six weeks ended January 28, 2006
	(Successor)	(Successor)	(Predecessor)	(Combined)

Asset-Based Revolving Credit Facility	$—	$1,332	$—	$1,332
Senior Secured Term Loan Facility	68,771	43,595	—	43,595
2028 Debentures	4,462	2,911	1,542	4,453
Senior Notes	31,500	19,950	—	19,950
Senior Subordinated Notes	25,937	16,427	—	16,427
2008 Notes	—	639	1,439	2,078
Amortization of debt issue costs and other	9,013	2,749	301	3,050
Total interest expense	139,683	87,603	3,282	90,885
Less:
Interest income	3,751	2,814	3,046	5,860
Capitalized interest	1,578	1,489	1,146	2,635
Interest expense (income), net	$134,354	$83,300	$(910)	$82,390

The increase in interest expense is due to the $3.3 billion increase in debt incurred in connection with the Transactions.  The decrease in interest income was due primarily to interest earned on higher average invested balances after the Credit Card Sale in July 2005 and prior to the Transactions.

Other income. In the first quarter of fiscal year 2007, we received consideration aggregating $4.2 million, or 0.2% of revenues, in connection with the merger of Wedding Channel.com and The Knot. We held a minority operating interest in Wedding Channel.com and accounted for our investment under the cost method. In prior years, we had previously reduced our carrying value of this investment to zero.

Income taxes.  Our effective income tax rate was 39.3% for the twenty-six weeks ended January 27, 2007.  Our effective income tax rate was 39.8% for the seventeen weeks ended January 28, 2006 and 36.8% for the nine weeks ended October 1, 2005, resulting in a combined year-to-date fiscal 2006 rate of 37.5%.  Our effective tax rate for the nine-weeks ended October 1, 2005 was favorably impacted by a higher level of tax-exempt interest income earned during the period on higher cash balances maintained prior to the Acquisition.

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

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of inventories.  We have typically financed the increases in working capital needs during the first and second fiscal quarters with cash flows from operations and, to a lesser extent, with cash provided from borrowings under our credit facilities. During fiscal year 2006, we financed our seasonal increases in working capital with cash flows from operations and borrowings under our Asset-Based Revolving Credit Facility. During the first quarter of fiscal year 2006, we borrowed $150 million under our Asset-Based Revolving Credit Facility. We repaid these borrowings in the second quarter of fiscal year 2006.  We made no borrowings under our Asset-Based Revolving Credit Facility in either the first or second quarters of fiscal year 2007.

We believe that operating cash flows, available vendor financing and amounts available pursuant to our senior secured Asset-Based Revolving Credit Facility will be sufficient to fund our operations, anticipated capital expenditure requirements, debt service obligations, contractual obligations and commitments and Pension Plan funding requirements through the end of fiscal year 2007.

At January 27, 2007, cash and cash equivalents were $188.5 million compared to $90.6 million at January 28, 2006. Net cash provided by operating activities was $152.9 million year-to-date fiscal 2007 compared to net cash provided by operating activities of $231.6 million year-to-date fiscal 2006. Cash flows related to operating activities were lower in year-to-date fiscal 2007 than in the prior year period primarily due to 1) a $87.4 million increase in cash interest requirements on indebtedness incurred in connection with the Transactions, 2) a $46.7 million increase in cash requirements for income taxes, partially offset by 3) a $24.6 million decrease in working capital requirements.

Net cash used for investing activities was $8.7 million year-to-date fiscal 2007 which consisted of 1) capital expenditures of $70.7 million, 2) $121.5 million received from Liz Claiborne, Inc. for the sale of Kate Spade and 3) the purchase of the minority interest held in Kate Spade for $59.4 million.  Net cash used in investing activities was $5,254.5 million in year-to-date fiscal 2006, which consisted of 1) $5,155.9 million paid in connection with the Acquisition and 2) $94.6 million for capital expenditures.

We incurred capital expenditures in fiscal 2007 related to the construction of new stores in Charlotte, Austin and Natick and the remodel of our Atlanta store. We incurred capital expenditures in fiscal 2006 related to the construction of new stores in San Antonio and Boca Raton and the remodels of our San Francisco, Houston, Beverly Hills, Newport Beach and Bergdorf Goodman stores. We opened our San Antonio store in September 2005, our Boca Raton store in November 2005 and our Charlotte store in September 2006.  We plan to open the Austin store in March 2007 and the Natick store in September 2007.  We currently project capital expenditures for fiscal year 2007 to be approximately $165 to $175 million.

Net cash used for financing activities was $180.3 million in year-to-date fiscal 2007 as compared to net cash provided by financing activities of $4,261.0 million in year-to-date fiscal 2006. In year-to-date fiscal 2007, we voluntarily repaid $175.0 million principal amount of the loans under the Senior Secured Term Loan Facility.  In year-to-date fiscal 2006, proceeds from debt incurred in connection with the Transactions, net of issuance costs, aggregated $3,222.1 million and cash equity contributions received in connection with the Transactions aggregated $1,427.7 million.  In year-to-date fiscal 2006, we also repaid our $150.0 million of seasonal borrowings under our Asset-Based Revolving Credit Facility, paid $134.7 million for the redemption of our 2008 Notes pursuant to our call of such notes for redemption in connection with the Transactions and voluntarily repaid $100.0 million principal amount of borrowings on the Senior Secured Term Loan Facility.

Financing Structure at January 27, 2007

Our major sources of funds are comprised of vendor financing, a $600.0 million Asset-Based Revolving Credit Facility, $1,700.0 million Senior Secured Term Loan Facility, $700.0 million Senior Notes, $500.0 million Senior Subordinated Notes, $125.0 million 2028 Debentures and operating leases.

Senior Secured Asset-Based Revolving Credit Facility.  On October 6, 2005, in connection with the Transactions, NMG entered into a credit agreement and related security and other agreements for a senior secured Asset-Based Revolving Credit Facility with Deutsche Bank Trust Company Americas as administrative agent and collateral agent. The Asset-Based Revolving Credit Facility provides financing of up to $600.0 million, subject to a borrowing base equal to at any time the lesser of 80% of eligible inventory (valued at the lower of cost or market value) and 85% of net orderly liquidation value of the eligible inventory, less certain reserves. The Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice. At the closing of the Transactions, NMG utilized $150.0 million of the Asset-Based Revolving Credit Facility for loans and approximately $16.5 million for letters of credit. In the second quarter of fiscal year 2006, NMG repaid all loans under the Asset-Based Revolving Credit Facility. As of January 27, 2007, NMG had $575.4 million of unused borrowing availability under the Asset-Based Revolving Credit Facility based on a borrowing base of over $600.0 million and after giving effect to $24.6 million used for letters of credit.

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

All obligations under the Asset-Based Revolving Credit Facility are guaranteed by the Company and certain of NMG’s existing and future domestic subsidiaries. As of January 27, 2007, the liabilities of NMG’s non-guarantor subsidiaries totaled approximately $4.9 million, or 0.1% of consolidated liabilities, and the assets of NMG’s non-guarantor subsidiaries aggregated approximately $5.9 million, or 0.1% of consolidated total assets. All obligations under NMG’s Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of the Company, NMG and the subsidiaries that have guaranteed the Asset-Based Revolving Credit Facility (subsidiary guarantors), including:

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

Senior Secured Term Loan Facility.  On October 6, 2005, in connection with the Transactions, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility with Credit Suisse as administrative agent and collateral agent. The full amount of the Senior Secured Term Loan Facility was borrowed on October 6, 2005. In the second quarter of fiscal year 2006, NMG voluntarily repaid $100.0 million principal amount of the loans under the Senior Secured Term Loan Facility and in the second quarter of fiscal year 2007, NMG voluntarily repaid $175.0 million principal amount.

At January 27, 2007, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus  1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. At January 27, 2007, the applicable margin with respect to base rate borrowings was 1.25% and the applicable margin with respect to LIBOR borrowings was 2.25%. The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 7.60% at January 27, 2007.

On February 8, 2007, NMG entered into an amendment to the credit agreement for the Senior Secured Term Loan Facility to decrease the interest rates applicable to borrowings under that facility by 0.25%. As amended, the applicable margin with respect to base rate borrowings is 0.75% or 1.00%, depending upon NMG’s Consolidated Leverage Ratio (as defined in the amended credit agreement) on such date, and the applicable margin with respect to LIBOR borrowings is 1.75% or 2.00%, also depending upon NMG’s Consolidated Leverage Ratio on such date.  Since the inception of the Senior Secured Term Loan Facility, we have entered into amendments to reduce the applicable margins with respect to borrowings pursuant to the Senior Secured Term Loan Facility by 0.50%.

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

Senior Subordinated Notes.  On October 6, 2005, Newton Acquisition Merger Sub, Inc. issued $500.0 million aggregate principal amount of 10.375% Senior Subordinated Notes under a senior subordinated indenture (Senior Subordinated Indenture) with Wells Fargo Bank, National Association, as trustee. At the closing of the Transactions, as the surviving corporation in the Acquisition, NMG assumed all the obligations of Newton Acquisition Merger Sub, Inc. under the Senior Subordinated Indenture.The Senior Subordinated Notes mature on October 15, 2015. Interest on the Senior Subordinated Notes is payable in cash semi-annually in arrears on each April 15 and October 15, commencing April 15, 2006.

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

Interest Rate Swaps.  NMG uses derivative financial instruments to help manage its interest rate risk. Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit its exposure to interest rate increases related to a portion of its floating rate indebtedness. The interest rate swap agreements terminate after five years.  At January 27, 2007, the fair value of NMG’s interest rate swap agreements was a gain of approximately $13.5 million, which amount is included in other assets.

As of the effective date, NMG designated the interest rate swaps as cash flow hedges. As a result, changes in the fair value of NMG’s swaps are recorded subsequent to the effective date as a component of other comprehensive income.

As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.716% to 7.289% per quarter and result in an average fixed rate of 6.897%.

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

Recent Accounting Pronouncements.  In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions.  FIN 48 requires that we recognize in our consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position.  We will be required to implement the provisions of FIN 48 no later than the first quarter of fiscal year 2008. We have not completed our evaluation of the impact, if any, of adopting FIN 48 on our consolidated financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans” (FAS 158).  FAS 158 requires employers to report a postretirement benefit asset for plans that are overfunded and a postretirement benefit liability for plans that are underfunded. Deferred plan costs and income are required to be reported in accumulated other comprehensive income (OCI), net of tax effects, until they are amortized.  We will be required to adopt the requirement to recognize the funded status of our benefit plans and the disclosure requirements of FAS 158 as of  July 28, 2007.  We have not yet evaluated the impact, if any, of adopting FAS 158 on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159).  FAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  This Statement is effective for fiscal years beginning after November 15, 2007, or our fiscal year ending August 1, 2009.  We have not yet evaluated the impact, if any, of adopting FAS 159 on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments represents the potential loss arising from adverse changes in interest rates. The Company does not enter into derivative financial instruments for trading purposes. The Company seeks to manage exposure to adverse interest rate changes through its normal operating and financing activities. The Company is exposed to interest rate risk through its borrowing activities, which are described in Note 8 to the condensed consolidated financial statements.

As of January 27, 2006, NMG had no borrowings outstanding under its Asset-Based Revolving Credit Facility that bears interest at floating rates. Future borrowings under NMG’s Asset-Based Revolving Facility, to the extent of outstanding borrowings, would be affected by interest rate changes.

At January 27, 2006, NMG had $1,700.0 million of debt under its Senior Secured Term Loan Facility issued in connection with the Transactions that bears interest at floating rates. A 1% increase in these floating rates would increase annual interest expense by approximately $17.0 million.

NMG uses derivative financial instruments to help manage its interest rate risk.  Effective December 6, 2005, NMG  entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit its exposure to interest rate increases related to a portion of its floating rate indebtedness. The interest rate swap agreements terminate after five years.  At January 27, 2007, the fair value of NMG’s interest rate swap agreements was a gain of approximately $13.5 million, which amount is included in other assets.

As of the effective date, NMG designated the interest rate swaps as cash flow hedges. As a result, changes in the fair value of the swaps are recorded subsequent to the effective date as a component of other comprehensive income.

As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.716% to 7.289% per quarter and result in an average fixed rate of 6.897%.

The effects of changes in the U.S. equity and bond markets serve to increase or decrease the value of pension plan assets, resulting in increased or decreased cash funding by the Company. The Company seeks to manage exposure to adverse equity and bond returns by maintaining diversified investment portfolios and utilizing professional investment managers.

ITEM 4.  CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of January 27, 2007, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b. Changes in Internal Control over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. No change occurred in our internal controls over financial reporting during the quarter ended January 27, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

As a result of the Transactions, we are highly leveraged.  As of January 27, 2007, the principal amount of NMG’s total indebtedness was approximately $3,031.3 million and the unused borrowing availability under the $600 million Asset-Based Revolving Credit Facility was approximately $575.4 million after giving effect to $24.6 million of letters of credit outstanding thereunder.  NMG’s substantial indebtedness, combined with its lease and other financial obligations and contractual commitments, could have other important consequences. For example, it could:

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

In addition, NMG’s interest expense could increase if interest rates increase because the entire amount of the indebtedness under the senior secured credit facilities bears interest at floating rates.   As of January 27, 2007, NMG had $1,700.0 million principal amount of floating rate debt, consisting of outstanding borrowings under Senior Secured Term Loan Facility.  NMG also had at that date approximately $575.4 million of unused floating rate debt borrowing capacity available under the Asset-Based Revolving Credit Facility based on a borrowing base of over $600.0 million at that date and after giving effect to $24.6 million used for letters of credit.  Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit its exposure to interest rate increases related to a portion of its floating rate indebtedness.

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

Based upon our expansion strategy, we expect that planned new stores will add over 662,000 square feet of new store space over approximately the next four fiscal years, representing an increase of over 12% above the current aggregate square footage of our full-line Neiman Marcus and Bergdorf Goodman stores, and that our store remodeling program will add additional new store space from remodels that are already underway.  New store openings involve certain risks, including constructing, furnishing and supplying a store in a timely and cost effective manner, accurately assessing the demographic or retail environment at a given location, hiring and training quality staff, obtaining necessary permits and zoning approvals, obtaining commitments from a core group of vendors to supply the new store, integrating the new store into our distribution network and building customer awareness and loyalty. In undertaking store remodels, we must complete the remodel in a timely, cost effective manner, minimize disruptions to our existing operations, and succeed in creating an improved shopping environment. If we fail to execute on these or other aspects of our store expansion and remodeling strategy, we could suffer harm to our sales, an increase in costs and expenses and an adverse effect on our business.

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

We maintain loyalty programs that are designed to cultivate long-term relationships with our customers and enhance the quality of service we provide to our customers. We must constantly monitor and update the terms of our loyalty programs so that they continue to meet the demands and needs of our customers and remain competitive with loyalty programs offered by other high-end specialty retailers. Given that approximately 50% of our revenues at Neiman Marcus stores during each of the last three calendar years were generated by our InCircle loyalty program members, our failure to continue to provide quality service and competitive loyalty programs to our customers through the InCircle loyalty program could adversely affect our business.

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

We purchase a substantial portion of our inventory from foreign suppliers whose cost to us is affected by the fluctuation of their local currency against the dollar or who price their merchandise in currencies other than the dollar. Fluctuations in the Euro-U.S. dollar exchange rate affect us most significantly; however, we source goods from numerous countries and thus are affected by changes in numerous currencies and, generally, by fluctuations in the U.S. dollar relative to such currencies.  Accordingly, changes in the value of the dollar relative to foreign currencies may increase our cost of goods sold and if we are unable to pass such cost increases on to our customers, our gross margins, and ultimately our earnings, would decrease. Foreign currency fluctuations could have a material adverse effect on our business, financial condition and results of operations in the future.

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

10.37

Amendment No. 4 dated as of February 8, 2007 to the Credit Agreement dated as of October 6, 2005, as amended, among The Neiman Marcus Group, Inc., Neiman Marcus, Inc., each subsidiary of The Neiman Marcus Group, Inc. from time to time party thereto, the lenders thereunder, and Credit Suisse, as administrative agent and collateral agent for the lenders incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 14, 2007.

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

NEIMAN MARCUS, INC.
(Registrant)

Signature	Title	Date

/s/ T. Dale Stapleton	Vice President and Controller	March 7, 2007
T. Dale Stapleton	and Duly Authorized Officer
(principal accounting officer)