Form 10-Q
period 2007-04-28
Neiman Marcus, Inc.
filed 2007-06-07
CIK 1358651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 28, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file no. 333-133184-12

Neiman Marcus, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3509435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1618 Main Street Dallas, Texas	75201
(Address of principal executive offices)	(Zip code)

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

There were 1,012,341 shares of the registrant’s common stock, par value $.01 per share, outstanding at April 28, 2007.

NEIMAN MARCUS, INC.

INDEX

		Page
Part I.	Financial Information

Item 1.	Condensed Consolidated Balance Sheets as of April 28, 2007 (Successor), July 29, 2006 (Successor) and April 29, 2006 (Successor)	1

	Condensed Consolidated Statements of Earnings for the Thirteen Weeks Ended April 28, 2007 (Successor) and Thirteen Weeks Ended April 29, 2006 (Successor)	2

	Condensed Consolidated Statements of Earnings for the Thirty-Nine Weeks Ended April 28, 2007 (Successor), Thirty Weeks Ended April 29, 2006 (Successor) and Nine Weeks Ended October 1, 2005 (Predecessor)	3

	Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended April 28, 2007 (Successor), Thirty Weeks Ended April 29, 2006 (Successor) and Nine Weeks Ended October 1, 2005 (Predecessor)	4

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	63

Item 4.	Controls and Procedures	64

Part II.	Other Information

Item 1.	Legal Proceedings	65

Item 1A.	Risk Factors	65

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71

Item 4.	Submission of Matters to a Vote of Security Holders	71

Item 6.	Exhibits	71

Signatures		76

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except shares)	April 28, 2007	July 29, 2006	April 29, 2006
	(Successor)	(Successor)	(Successor)
ASSETS
Current assets:
Cash and cash equivalents	$176,803	$223,740	$107,443
Merchandise inventories	908,060	793,621	833,881
Deferred income taxes	34,551	31,503	23,045
Other current assets	116,064	70,375	81,002
Current assets of discontinued operations	—	16,617	40,034
Total current assets	1,235,478	1,135,856	1,085,405

Property and equipment, net	1,034,228	1,030,279	1,024,732
Customer lists, net	490,945	531,632	540,224
Favorable lease commitments, net	451,788	465,197	469,591
Trademarks	1,622,435	1,621,788	1,621,788
Goodwill	1,605,140	1,605,140	1,645,350
Debt issuance costs	88,398	97,537	101,034
Other assets	22,572	27,786	31,093
Non-current assets of discontinued operations	—	92,746	140,797
Total assets	$6,550,984	$6,607,961	$6,660,014

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$297,841	$300,439	$240,789
Accrued liabilities	416,077	377,968	379,909
Notes payable and current maturities of long-term liabilities	3,686	3,887	3,879
Current liabilities of discontinued operations	—	16,764	31,752
Total current liabilities	717,604	699,058	656,329

Long-term liabilities:
Senior secured term loan facility	1,700,000	1,875,000	1,875,000
Senior debentures due 2028	120,858	120,711	120,663
Senior notes	700,000	700,000	700,000
Senior subordinated notes	500,000	500,000	500,000
Deferred income taxes	1,021,524	1,048,925	1,115,216
Deferred real estate credits, net	40,474	27,316	10,804
Other long-term liabilities	199,090	190,195	184,175
Non-current liabilities of discontinued operations	—	12,775	16,972
Total long-term liabilities	4,281,946	4,474,922	4,522,830

Minority interest in discontinued operations	—	6,314	12,810

Common stock (par value $0.01 per share, 1,012,341 shares issued at April 28, 2007 and 1,012,264 shares issued at July 29, 2006 and April 29, 2006)	10	10	10
Additional paid-in capital	1,409,882	1,405,373	1,403,929
Accumulated other comprehensive income	1,289	9,829	9,666
Retained earnings	140,253	12,455	54,440
Total shareholders’ equity	1,551,434	1,427,667	1,468,045
Total liabilities and shareholders’ equity	$6,550,984	$6,607,961	$6,660,014

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

(in thousands)	Thirteen weeks ended April 28, 2007	Thirteen weeks ended April 29, 2006
	(Successor)	(Successor)

Revenues	$1,073,374	$992,318
Cost of goods sold including buying and occupancy costs (excluding depreciation)	627,879	589,264
Selling, general and administrative expenses (excluding depreciation)	247,652	235,555
Income from credit card operations	(17,069)	(15,136)
Depreciation expense	34,255	31,584
Amortization of customer lists	13,621	13,483
Amortization of favorable lease commitments	4,469	4,502

Operating earnings	162,567	133,066

Interest expense, net	63,787	67,040

Earnings from continuing operations before income taxes	98,780	66,026

Income taxes	37,842	25,051

Earnings from continuing operations	60,938	40,975

Loss from discontinued operations, net of taxes	(1,390)	(428)

Net earnings	$59,548	$40,547

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

(in thousands)	Thirty-Nine weeks ended April 28, 2007	Thirty weeks ended April 29, 2006	Nine weeks ended October 1, 2005
	(Successor)	(Successor)	(Predecessor)

Revenues	$3,408,421	$2,500,610	$632,372
Cost of goods sold including buying and occupancy costs (excluding depreciation)	2,084,916	1,603,039	371,542
Selling, general and administrative expenses (excluding depreciation)	778,767	579,434	155,632
Income from credit card operations	(51,370)	(35,894)	(7,818)
Depreciation expense	101,503	75,062	19,209
Amortization of customer lists	40,764	31,116	—
Amortization of favorable lease commitments	13,408	10,389	—
Transaction and other costs	—	—	23,544
Other income	(4,210)	—	—

Operating earnings	444,643	237,464	70,263

Interest expense (income), net	198,142	150,340	(910)

Earnings from continuing operations before income taxes	246,501	87,124	71,173

Income taxes	95,932	33,457	26,226

Earnings from continuing operations	150,569	53,667	44,947

(Loss) earnings from discontinued operations, net of taxes	(22,771)	773	(793)

Net earnings	$127,798	$54,440	$44,154

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	Thirty-Nine weeks ended April 28, 2007	Thirty weeks ended April 29, 2006	Nine weeks ended October 1, 2005
	(Successor)	(Successor)	(Predecessor)
CASH FLOWS — OPERATING ACTIVITIES
Net earnings	$127,798	$54,440	$44,154
Loss (earnings) from discontinued operations	22,771	(773)	793
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation expense	101,503	75,062	19,209
Amortization of debt issue costs	10,588	8,070	96
Amortization of customer lists and favorable lease commitments	54,172	41,505	—
Non-cash charges related to step-up in carrying value of inventory	—	38,067	—
Stock-based compensation charges	4,354	2,509	19,968
Deferred income taxes	(26,271)	(41,928)	(6,921)
Other, primarily costs related to defined benefit pension plans	13,114	23,966	(4,621)
	308,029	200,918	72,678
Changes in operating assets and liabilities:
(Increase) decrease in merchandise inventories	(114,439)	68,465	(172,924)
(Increase) decrease in other current assets	(45,689)	19,910	(881)
Decrease (increase) in other assets	329	735	(2,274)
Increase (decrease) in accounts payable and accrued liabilities	38,356	(25,348)	122,608
Payment of deferred compensation and stock-based awards	—	(12,901)	—
Increase in deferred real estate credits	757	11,990	4,326
Net cash provided by operating activities — continuing operations	187,343	263,769	23,533
Net cash (used for) provided by operating activities — discontinued operations	(10,553)	685	(4,098)
Net cash provided by operating activities	176,790	264,454	19,435
CASH FLOWS — INVESTING ACTIVITIES
Capital expenditures	(104,163)	(107,179)	(25,575)
Payment to minority interest holder in Kate Spade	(59,400)	—	—
Net proceeds from sale of Kate Spade	121,469	—	—
Acquisition of The Neiman Marcus Group, Inc.	—	(5,156,423)	—
Net cash used for investing activities — continuing operations	(42,094)	(5,263,602)	(25,575)
Net cash used for investing activities — discontinued operations	(128)	(5,035)	(736)
Net cash used for investing activities	(42,222)	(5,268,637)	(26,311)
CASH FLOWS — FINANCING ACTIVITIES
Repayment of borrowings	(4,554)	(1,078)	—
Borrowings under asset-based revolving credit facility	—	150,000	—
Repayment of borrowings under asset-based revolving credit facility	—	(150,000)	—
Borrowings under senior term loan facility	—	1,975,000	—
Repayment of borrowings under senior term loan facility	(175,000)	(100,000)	—
Borrowings of senior notes and subordinated debt	—	1,200,000	—
Repayment of senior notes due 2008	—	(134,734)	—
Debt issuance costs paid	(1,449)	(102,854)	—
Cash equity contributions	—	1,427,739	—
Proceeds from purchase of common stock	150	—	—
Cash dividends paid	—	—	(7,346)
Net cash (used for) provided by financing activities — continuing operations	(180,853)	4,264,073	(7,346)
Net cash (used for) provided by financing activities — discontinued operations	(1,675)	4,832	5,000
Net cash (used for) provided by financing activities	(182,528)	4,268,905	(2,346)
CASH AND CASH EQUIVALENTS
Decrease during the period	(47,960)	(735,278)	(9,222)
Beginning balance	224,763	844,260	853,482
Ending balance	176,803	108,982	844,260
Less cash and cash equivalents of discontinued operations	—	1,539	1,056
Ending balance — continuing operations	$176,803	$107,443	$843,204

NEIMAN MARCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	Thirty-Nine weeks ended April 28, 2007	Thirty weeks ended April 29, 2006	Nine weeks ended October 1, 2005
	(Successor)	(Successor)	(Predecessor)
Supplemental Schedule of Cash Flow Information

Cash paid during the period for:
Interest	$208,068	$122,253	$134
Income taxes	$117,469	$(13,332)	$10,693
Noncash activities:
Equity contribution from Holding	$—	$25,000	$—
Equity contribution from management shareholders	$—	$17,891	$—
Reduction in equity for deemed dividend to management shareholders	$—	$69,200	$—
Additions to property and equipment	$1,607	$11,909	$—

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the applicable interim periods.  Due to seasonal and other factors, the results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

Acquisition.  On April 22, 2005, Neiman Marcus, Inc., formerly Newton Acquisition, Inc. (the Company), and its wholly-owned subsidiary, Newton Acquisition Merger Sub, Inc. (Merger Sub), were formed and incorporated in the state of Delaware. On April 29, 2005, the Company received subscriptions for 900 shares of its common stock from Newton Holding, LLC (Holding) in exchange for a capital contribution of $900 and Merger Sub issued 900 shares of its common stock to the Company in exchange for a capital contribution of $900. Holding, the Company and Merger Sub were formed by investment funds affiliated with TPG Capital (formerly Texas Pacific Group) and Warburg Pincus LLC (the Sponsors) for the purpose of acquiring The Neiman Marcus Group, Inc. (NMG). The equity subscriptions were subsequently funded by the Sponsors.

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

Our fiscal year ends on the Saturday closest to July 31.  All references to the third quarter of fiscal year 2007 relate to the thirteen weeks ended April 28, 2007 (Successor).  All references to the third quarter of fiscal year 2006 relate to the thirteen weeks ended April 29, 2006 (Successor).  All references to year-to-date fiscal 2007 relate to the thirty-nine weeks ended April 28, 2007 (Successor).  All references to year-to-date fiscal 2006 relate to the combined period comprised of thirty weeks ended April 29, 2006 (Successor) and the nine weeks ended October 1, 2005 (Predecessor).

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

•                  Recognition of income taxes;

•                  Measurement of accruals for litigation, general liability, workers' compensation and health insurance, short-term disability, pension and postretirement health care benefits; and

•                  Allocation of the price paid to acquire the Company to our assets and liabilities as of the date of the Acquisition (as more fully described in Note 3).

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108).  SAB 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet.  We will be required to adopt the provisions of SAB 108 in the fourth quarter of fiscal year 2007.  We currently do not believe that the adoption of SAB 108 will have a material impact on our consolidated financial statements.

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

Carryover Basis Adjustment for Management Shareholders. Executive management participants held certain equity interests, including stock options, in the Predecessor prior to the Transactions and continue to hold equity interests in the Company, representing indirect equity interests in the Successor after the Transactions.  In accordance with the provisions of Emerging Issues Task Force No. 88-16, "Basis in Leveraged Buyout Transactions," the basis of executive management's indirect interests in the Successor after the Transactions is carried over at the basis of their interests in the Predecessor prior to the Transactions. The carryover basis of such interests less the net cash received by the management participants represents a deemed dividend of $69.2 million to the management participants and has been recognized as a reduction to shareholders' equity.

3.  Purchase Accounting

We accounted for the Acquisition in accordance with the provisions of Statement of Financial Accounting Standards No. 141 “Business Combinations” (SFAS 141), whereby the purchase price paid to effect the Acquisition was allocated to state the acquired assets and liabilities at fair value. The Acquisition and the allocation of the purchase price were recorded as of October 1, 2005, the beginning of our October accounting period. The purchase price was approximately $5,461.7 million. The sources and uses of funds in connection with the Transactions and the redemption of our 2008 Notes are summarized below (in millions):

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

In addition, pursuant to such agreement, and in exchange for on-going consulting and management advisory services that will be provided to us by the Sponsors and their affiliates, affiliates of the Sponsors will receive an aggregate annual management fee equal to the lesser of (i) 0.25% of our consolidated annual revenues or (ii) $10 million. Affiliates of the Sponsors will also receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with services provided pursuant to the agreement. These management fees are payable quarterly in arrears.  During the thirty-nine weeks ended April 28, 2007, and the thirty weeks ended April 29, 2006, we recorded management fees of $8.6 million and $6.4 million, respectively, which are included in selling, general and administrative expenses in the condensed consolidated statements of earnings.

The management services agreement also provides that affiliates of the Sponsors may receive future fees in connection with certain subsequent financing and acquisition or disposition transactions. The management services agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

5.  Stock-Based Compensation

The Predecessor accounted for stock-based compensation awards to employees in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25) and its related interpretations. Accordingly, we recognized compensation expense on our restricted stock awards but did not recognize compensation expense for stock options since all options granted had an exercise price equal to the market value of our common stock on the grant date. We did not adopt the previous voluntary expense recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), whereby the fair value of stock-based compensation awards would have been expensed over the terms of awards. However, consistent with the disclosure requirements of SFAS 123, we made pro forma disclosures of the effect that application of the fair value expense recognition provisions of SFAS 123 would have had on our net earnings.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (SFAS 123(R)). This standard is a revision of SFAS 123 and supersedes APB 25 and its related implementation guidance. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We adopted SFAS 123(R) as of the beginning of our first quarter of fiscal year 2006 using the modified prospective method, which required us to record stock compensation for all unvested and new awards as of the adoption date. Accordingly, we have not restated prior period amounts presented herein.

Predecessor Stock-Based Compensation Accounting.  In connection with the adoption of the provisions of SFAS 123(R), we recorded non-cash charges for stock compensation of approximately $20.0 million in the period from July 31, 2005 to October 1, 2005 primarily as a result of the accelerated vesting of all Predecessor options and restricted stock in connection with the Transactions.

Successor Stock-Based Compensation Accounting.  The Company has approved equity-based management arrangements which authorize equity awards to be granted to certain management employees for up to 87,992.0 shares of the common stock of the Company, of which options for 81,716.3 shares were issued in fiscal year 2006 and options for 2,496.0 shares were issued in fiscal year 2007.  All options are outstanding at April 28, 2007.  Options generally vest over four to five years and expire 10 years from the date of grant.  At April 28, 2007, options for 27,437.9 shares were vested.

The exercise price of approximately 50% of such options escalate at a 10% compound rate per year until the earlier to occur of (i) exercise, (ii) the fifth anniversary of the date of grant or (iii) the occurrence of a change in control. However, in the event the Sponsors cause the sale of shares of the Company to an unaffiliated entity, the exercise price will cease to accrete at the time of the sale with respect to a pro rata portion of the accreting options.

We use the Black-Scholes option-pricing model to determine the fair value of our options as of the date of grant.  A summary of the 2006 and 2007 grants and fair value assumptions is as follows:

	2006 Grants		2007 Grants
	Fair Value Options	Accreting Exercise Price Options	Fair Value Options	Accreting Exercise Price Options
Options outstanding at April 28, 2007	43,594.6	38,121.7	1,248.0	1,248.0
Exercise Price at April 28, 2007	$1,445	$1,590	$1,942	$1,942
Term	5	5	5	5
Volatility	29.72%	29.72%	29.96%	29.96%
Risk-Free Rate	4.23%	4.23%	4.53%	4.53%
Dividend Yield	—	—	—	—
Fair Value	$494	$247	$676	$341

Expected volatility is based on a combination of the Predecessor's historical volatility adjusted for our new leverage and estimates of implied volatility of our peer group.

We recognized non-cash stock compensation expense of $4.4 million for the thirty-nine weeks ended April 28, 2007, and $2.5 million for the thirty weeks ended April 29, 2006, which is included in selling, general and administrative expenses. At April 28, 2007, unearned non-cash stock-based compensation that we expect to recognize as expense over the next 5 years aggregates approximately $20.3 million.

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

Results of Discontinued Operations.  Summarized financial information with respect to the results of operations of Kate Spade LLC and Gurwitch Products L.L.C. is as follows:

	Quarter-to-Date		Year-to-Date
(in thousands)	Thirteen weeks ended April 28, 2007	Thirteen weeks ended April 29, 2006	Thirty-nine weeks ended April 28, 2007	Thirty weeks ended April 29, 2006	Nine weeks ended October 1, 2005
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
Revenues	$—	$34,691	$29,612	$82,605	$19,277
(Loss) earnings from operations before income taxes	$—	$(526)	$3,494	$2,106	$(1,412)
Income taxes	—	(98)	1,967	1,333	(619)
Net (loss) earnings from operations	—	(428)	1,527	773	(793)
Loss on disposition before income taxes	(1,390)	—	(13,398)	—	—
Income taxes	—	—	(10,900)	—	—
Net loss on disposition	(1,390)	—	(24,298)	—	—
(Loss) earnings from discontinued operations, net of taxes	$(1,390)	$(428)	$(22,771)	$773	$(793)

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

8.  Long-term Debt

The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	April 28, 2007	July 29, 2006	April 29, 2006
		(Successor)	(Successor)	(Successor)
Asset-Based Revolving Credit Facility	variable	$—	$—	$—
Senior Secured Term Loan Facility	variable	1,700,000	1,875,000	1,875,000
2028 Debentures	7.125%	120,858	120,711	120,663
Senior Notes	9.0%/9.75%	700,000	700,000	700,000
Senior Subordinated Notes	10.375%	500,000	500,000	500,000
Long-term debt		$3,020,858	$3,195,711	$3,195,663

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

As of April 28, 2007, NMG had $575.3 million of unused borrowing availability under the Asset-Based Revolving Credit Facility based on a borrowing base of over $600.0 million and after giving effect to $24.7 million used for letters of credit.

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

All obligations under the Asset-Based Revolving Credit Facility are guaranteed by the Company and certain of NMG’s existing and future domestic subsidiaries. As of April 28, 2007, the liabilities of NMG’s non-guarantor subsidiaries totaled approximately $4.4 million, or 0.1% of consolidated liabilities, and the assets of NMG’s non-guarantor subsidiaries aggregated approximately $6.6 million, or 0.1% of consolidated total assets. All obligations under NMG’s Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of the Company, NMG and the subsidiaries that have guaranteed the Asset-Based Revolving Credit Facility (subsidiary guarantors), including:

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

At April 28, 2007, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. At April 28, 2007, the applicable margin with respect to base rate borrowings was 1.00% and the applicable margin with respect to LIBOR borrowings was 2.00%. The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 7.35% at April 28, 2007.

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

The fair value of 2028 Debentures at April 28, 2007 was approximately $128.8 million.

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

The fair value of NMG’s Senior Notes at April 28, 2007 was approximately $773.5 million.

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

The fair value of NMG’s Senior Subordinated Notes at April 28, 2007 was approximately $561.9 million.

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

Maturities of Long-Term Debt.  At April 28, 2007, annual maturities of long-term debt during the next five fiscal years and thereafter are as follows (in millions):

2007	$—
2008	—
2009	—
2010	—
2011	—
2012	—
Thereafter	3,020.9

The above table does not reflect future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

Interest Rate Swaps.  The Company uses derivative financial instruments to help manage its interest rate risk. Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit its exposure to interest rate increases related to a portion of its floating rate indebtedness. The interest rate swap agreements terminate after five years.  At April 28, 2007, the fair value of NMG’s interest rate swap agreements was a gain of approximately $4.4 million, which amount is included in other assets.

As of the effective date, NMG designated the interest rate swaps as cash flow hedges. As a result, changes in the fair value of NMG’s swaps are recorded as a component of other comprehensive income. At April 28, 2007, we have $1.4 million of unrecognized gains, net of tax, on our interest rate swap agreements included in other comprehensive income.

As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.732% to 6.983% per quarter through 2010 and result in an average fixed rate of 6.821%.

Interest expense.  The significant components of interest expense are as follows:

	Quarter-to-Date		Year-to-Date
(in thousands)	Thirteen weeks ended April 28, 2007	Thirteen weeks ended April 29, 2006	Thirty-nine weeks ended April 28, 2007	Thirty weeks ended April 29, 2006	Nine weeks ended October 1, 2005
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)

Asset-Based Revolving Credit Facility	$—	$—	$—	$1,332	$—
Senior Secured Term Loan Facility	30,648	33,170	99,419	76,765	—
2028 Debentures	2,227	2,226	6,689	5,136	1,542
Senior Notes	15,750	15,925	47,250	35,875	—
Senior Subordinated Notes	12,969	13,113	38,906	29,540	—
2008 Notes	—	—	—	639	1,439
Amortization of debt issue costs	3,554	3,497	10,588	8,070	96
Other	867	1,094	2,847	(729)	205
Total interest expense	66,015	69,025	205,699	156,628	3,282
Less:
Interest income	1,665	1,117	5,416	3,931	3,046
Capitalized interest	563	868	2,141	2,357	1,146
Interest expense (income), net	$63,787	$67,040	$198,142	$150,340	$(910)

9.  Other Income

In the first quarter of fiscal year 2007, we received consideration aggregating $4.2 million in connection with the merger of Wedding Channel.com and The Knot. We held a minority operating interest in Wedding Channel.com and accounted for our investment under the cost method. In prior years, we had previously reduced our carrying value of this investment to zero.

10.  Accumulated Other Comprehensive Income (Loss)

The following table shows the components of accumulated other comprehensive income (loss):

(in thousands)	April 28, 2007	July 29, 2006	April 29, 2006
	(Successor)	(Successor)	(Successor)

Unrealized gain on financial instruments	$1,399	$9,990	$9,350
Other	(110)	(161)	316
Total accumulated other comprehensive income	$1,289	$9,829	$9,666

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

Costs of Benefits.  The components of the expenses incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Quarter-to-Date		Year-to-Date
(in thousands)	Thirteen weeks ended April 28, 2007	Thirteen weeks ended April 29, 2006	Thirty-nine weeks ended April 28, 2007	Thirty weeks ended April 29, 2006	Nine weeks ended October 1, 2005
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
Pension Plan:
Service cost	$3,321	$4,027	$11,165	$9,293	$2,823
Interest cost	4,935	5,250	16,661	12,115	3,468
Expected return on plan assets	(5,842)	(5,684)	(17,594)	(13,118)	(3,636)
Net amortization of losses and prior service costs	—	—	—	—	1,205
Pension Plan expense	$2,414	$3,593	$10,232	$8,290	$3,860

SERP Plan:
Service cost	$351	$474	$1,289	$1,094	$330
Interest cost	1,232	1,114	3,696	2,571	730
Net amortization of losses and prior service costs	—	—	—	—	394
SERP Plan expense	$1,583	$1,588	$4,985	$3,665	$1,454

Postretirement Plan:
Service cost	$15	$12	$43	$27	$8
Interest cost	136	214	590	494	139
Net amortization of losses (gains)	(48)	—	(48)	—	(5)
Postretirement expense	$103	$226	$585	$521	$142

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

The following tables set forth the information for our reportable segments:

	Quarter-to-Date		Year-to-Date
(in thousands)	Thirteen weeks ended April 28, 2007	Thirteen weeks ended April 29, 2006	Thirty-nine weeks ended April 28, 2007	Thirty weeks ended April 29, 2006	Nine weeks ended October 1, 2005
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
REVENUES:
Specialty Retail stores	$908,010	$840,221	$2,857,889	$2,084,131	$544,857
Direct Marketing	165,364	152,097	550,532	416,479	87,515
Total	$1,073,374	$992,318	$3,408,421	$2,500,610	$632,372
OPERATING EARNINGS:
Specialty Retail stores	$168,119	$142,603	$446,209	$280,984	$91,372
Direct Marketing	29,805	22,950	89,735	67,280	8,246
Subtotal	197,924	165,553	535,944	348,264	99,618
Corporate expenses	(17,267)	(14,963)	(41,339)	(33,334)	(5,811)
Amortization of customer lists and favorable lease commitments	(18,090)	(17,985)	(54,172)	(41,505)	—
Non-cash items related to other valuation adjustments made in connection with the Acquisition	—	461	—	(35,961)	—
Other income (1)	—	—	4,210	—	—
Transaction and other costs	—	—	—	—	(23,544)
Total	$162,567	$133,066	$444,643	$237,464	$70,263
CAPITAL EXPENDITURES:
Specialty Retail stores	$28,275	$33,119	$89,766	$97,064	$22,784
Direct Marketing	5,206	5,040	14,397	10,115	2,791
Total	$33,481	$38,159	$104,163	$107,179	$25,575
DEPRECIATION EXPENSE:
Specialty Retail stores	$29,629	$27,778	$88,063	$66,052	$17,313
Direct Marketing	3,461	3,217	9,941	6,368	1,896
Subtotal	33,090	30,995	98,004	72,420	19,209
Depreciation expense on step-up of fixed assets made in connection with the Acquisition	1,165	589	3,499	2,642	—
Total	$34,255	$31,584	$101,503	$75,062	$19,209

(1) Other income represents the proceeds we received in settlement of our cost method investment in an internet retailer. We had previously reduced our carrying value in this investment to zero.

13.  Commitments and Contingencies

Long-term Incentive Plan.  Following the consummation of the Transactions, the Company created a long-term incentive plan (Long-term Incentive Plan) that provides for a cash incentive payable upon a change of control, as defined, subject to the attainment of certain performance objectives to employees who had historically been eligible for stock-based compensation programs of the Predecessor.  Performance objectives and targets are based on cumulative EBITDA percentages for three year periods beginning in fiscal year 2006.  Earned awards for each completed performance period will be credited to a book account and will earn interest at a contractually defined annual rate until the award is paid.  Awards will be paid within 30 days of a change of control or the first day there is a public market of at least 20% of total outstanding common stock.

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

	April 28, 2007 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$174,993	$1,039	$771	$—	$176,803
Merchandise inventories	—	809,065	98,988	7	—	908,060
Other current assets	—	136,073	10,317	3,681	544	150,615
Total current assets	—	1,120,131	110,344	4,459	544	1,235,478
Property and equipment, net	—	888,141	143,949	2,138	—	1,034,228
Goodwill and intangibles, net	—	1,960,914	2,209,394	—	—	4,170,308
Other assets	—	110,722	248	—	—	110,970
Investments in subsidiaries	1,551,434	2,339,885	—	—	(3,891,319)	—
Total assets	$1,551,434	$6,419,793	$2,463,935	$6,597	$(3,890,775)	$6,550,984
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$261,871	$31,182	$4,244	$544	$297,841
Accrued liabilities	—	329,628	86,254	195	—	416,077
Notes payable and current maturities of long-term liabilities	—	3,686	—	—	—	3,686
Total current liabilities	—	595,185	117,436	4,439	544	717,604
Long-term liabilities:
Long-term debt	—	3,020,858	—	—	—	3,020,858
Deferred income taxes	—	1,021,524	—	—	—	1,021,524
Other long-term liabilities	—	230,792	8,772	—	—	239,564
Total long-term liabilities	—	4,273,174	8,772	—	—	4,281,946
Total shareholders’ equity	1,551,434	1,551,434	2,337,727	2,158	(3,891,319)	1,551,434
Total liabilities and shareholders’ equity	$1,551,434	$6,419,793	$2,463,935	$6,597	$(3,890,775)	$6,550,984

	July 29, 2006 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$222,308	$986	$446	$—	$223,740
Merchandise inventories	—	711,443	84,252	7	(2,081)	793,621
Other current assets	—	89,359	8,294	3,681	544	101,878
Current assets of discontinued operations	—	—	—	16,617	—	16,617
Total current assets	—	1,023,110	93,532	20,751	(1,537)	1,135,856
Property and equipment, net	—	875,725	152,109	2,445	—	1,030,279
Goodwill and intangibles, net	—	2,007,770	2,215,987	—	—	4,223,757
Other assets	—	124,929	389	5	—	125,323
Investments in subsidiaries	1,427,667	2,429,916	—	—	(3,857,583)	—
Non-current assets of discontinued operations	—	—	—	92,746	—	92,746
Total assets	$1,427,667	$6,461,450	$2,462,017	$115,947	$(3,859,120)	$6,607,961
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$263,800	$31,835	$4,260	$544	$300,439
Accrued liabilities	—	310,551	67,340	77	—	377,968
Notes payable and current maturities of long-term liabilities	—	3,887	—	—	—	3,887
Current liabilities of discontinued operations	—	—	—	16,764	—	16,764
Total current liabilities	—	578,238	99,175	21,101	544	699,058
Long-term liabilities:
Long-term debt	—	3,195,711	—	—	—	3,195,711
Deferred income taxes	—	1,048,925	—	—	—	1,048,925
Other long-term liabilities	—	210,909	6,597	5	—	217,511
Non-current liabilities of discontinued operations	—	—	—	12,775	—	12,775
Total long-term liabilities	—	4,455,545	6,597	12,780	—	4,474,922
Minority interest	—	—	—	—	6,314	6,314
Total shareholders’ equity	1,427,667	1,427,667	2,356,245	82,066	(3,865,978)	1,427,667
Total liabilities and shareholders’ equity	$1,427,667	$6,461,450	$2,462,017	$115,947	$(3,859,120)	$6,607,961

	April 29, 2006 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$104,911	$1,214	$1,318	$—	$107,443
Merchandise inventories	—	739,378	94,496	7	—	833,881
Other current assets	—	89,402	10,420	3,681	544	104,047
Current assets of discontinued operations	—	—	—	40,034	—	40,034
Total current assets	—	933,691	106,130	45,040	544	1,085,405
Property and equipment, net	—	868,145	154,052	2,535	—	1,024,732
Goodwill and intangibles, net	—	2,033,939	2,243,014	—	—	4,276,953
Other assets	—	131,680	442	5	—	132,127
Investments in subsidiaries	1,468,045	2,515,750	—	—	(3,983,795)	—
Non-current assets of discontinued operations	—	—	—	140,797	—	140,797
Total assets	$1,468,045	$6,483,205	$2,503,638	$188,377	$(3,983,251)	$6,660,014
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$205,688	$30,230	$4,327	$544	$240,789
Accrued liabilities	—	305,861	73,841	207	—	379,909
Notes payable and current maturities of long-term liabilities	—	3,879	—	—	—	3,879
Current liabilities of discontinued operations	—	—	—	31,752	—	31,752
Total current liabilities	—	515,428	104,071	36,286	544	656,329
Long-term liabilities:
Long-term debt	—	3,195,663	—	—	—	3,195,663
Deferred income taxes	—	1,115,216	—	—	—	1,115,216
Other long-term liabilities	—	188,853	6,121	5	—	194,979
Non-current liabilities of discontinued operations	—	—	—	16,972	—	16,972
Total long-term liabilities	—	4,499,732	6,121	16,977	—	4,522,830
Minority interest	—	—	—	—	12,810	12,810
Total shareholders’ equity	1,468,045	1,468,045	2,393,446	135,114	(3,996,605)	1,468,045
Total liabilities and shareholders’ equity	$1,468,045	$6,483,205	$2,503,638	$188,377	$(3,983,251)	$6,660,014

	Thirteen weeks ended April 28, 2007 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$906,178	$167,196	$—	$—	$1,073,374
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	530,182	97,503	194	—	627,879
Selling, general and administrative expenses (excluding depreciation)	—	214,805	33,243	(396)	—	247,652
Income from credit card operations	—	(15,397)	(1,672)	—	—	(17,069)
Depreciation expense	—	29,435	4,727	93	—	34,255
Amortization of customer lists and favorable lease commitments	—	15,149	2,941	—	—	18,090
Operating earnings	—	132,004	30,454	109	—	162,567
Interest expense, net	—	63,787	—	—	—	63,787
Intercompany royalty charges (income)	—	68,102	(68,102)	—	—	—
Equity in earnings of subsidiaries	(59,548)	(97,275)	—	—	156,823	—
Earnings (loss) from continuing operations before income taxes	59,548	97,390	98,556	109	(156,823)	98,780
Income taxes	—	37,842	—	—	—	37,842
Earnings (loss) from continuing operations	59,548	59,548	98,556	109	(156,823)	60,938
Earnings (loss) from discontinued operations, net of taxes	—	—	—	(1,390)	—	(1,390)
Net earnings (loss)	$59,548	$59,548	$98,556	$(1,281)	$(156,823)	$59,548

	Thirteen weeks ended April 29, 2006 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$838,927	$153,327	$64	$—	$992,318
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	502,018	87,047	199	—	589,264
Selling, general and administrative expenses (excluding depreciation)	—	205,615	30,303	(363)	—	235,555
Income from credit card operations	—	(13,688)	(1,448)	—	—	(15,136)
Depreciation expense	—	26,874	4,595	115	—	31,584
Amortization of customer lists and favorable lease commitments	—	15,038	2,947	—	—	17,985
Operating earnings	—	103,070	29,883	113	—	133,066
Interest expense, net	—	67,040	—	—	—	67,040
Intercompany royalty charges (income)	—	59,959	(59,959)	—	—	—
Equity in earnings of subsidiaries	(40,547)	(89,527)	—	—	130,074	—
Earnings (loss) from continuing operations before income taxes	40,547	65,598	89,842	113	(130,074)	66,026
Income taxes	—	25,051	—	—	—	25,051
Earnings (loss) from continuing operations	40,547	40,547	89,842	113	(130,074)	40,975
Earnings (loss) from discontinued operations, net of taxes	—	—	—	(466)	38	(428)
Net earnings (loss)	$40,547	$40,547	$89,842	$(353)	$(130,036)	$40,547

	Thirty-nine weeks ended April 28, 2007 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,880,059	$528,362	$—	$—	$3,408,421
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,759,733	324,602	581	—	2,084,916
Selling, general and administrative expenses (excluding depreciation)	—	677,255	102,543	(1,031)	—	778,767
Income from credit card operations	—	(46,200)	(5,170)	—	—	(51,370)
Depreciation expense	—	86,986	14,233	284	—	101,503
Amortization of customer lists and favorable lease commitments	—	45,348	8,824	—	—	54,172
Other income	—	(4,210)	—	—	—	(4,210)
Operating earnings	—	361,147	83,330	166	—	444,643
Interest expense, net	—	198,142	—	—	—	198,142
Intercompany royalty charges (income)	—	211,745	(211,745)	—	—	—
Equity in earnings of subsidiaries	(127,798)	(272,470)	—	—	400,268	—
Earnings (loss) from continuing operations before income taxes	127,798	223,730	295,075	166	(400,268)	246,501
Income taxes	—	95,932	—	—	—	95,932
Earnings (loss) from continuing operations	127,798	127,798	295,075	166	(400,268)	150,569
Loss from discontinued operations, net of taxes	—	—	—	(21,282)	(1,489)	(22,771)
Net earnings (loss)	$127,798	$127,798	$295,075	$(21,116)	$(401,757)	$127,798

	Thirty weeks ended April 29, 2006 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,131,989	$368,211	$410	$—	$2,500,610
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,369,939	232,678	422	—	1,603,039
Selling, general and administrative expenses (excluding depreciation)	—	509,752	70,243	(561)	—	579,434
Income from credit card operations	—	(32,629)	(3,265)	—	—	(35,894)
Depreciation expense	—	62,471	12,329	262	—	75,062
Amortization of customer lists and favorable lease commitments	—	34,704	6,801	—	—	41,505
Operating earnings	—	187,752	49,425	287	—	237,464
Interest expense, net	—	150,340	—	—	—	150,340
Intercompany royalty charges (income)	—	145,472	(145,472)	—	—	—
Equity in earnings of subsidiaries	(54,440)	(195,957)	—	—	250,397	—
Earnings (loss) from continuing operations before income taxes	54,440	87,897	194,897	287	(250,397)	87,124
Income taxes	—	33,457	—	—	—	33,457
Earnings (loss) from continuing operations	54,440	54,440	194,897	287	(250,397)	53,667
Earnings (loss) from discontinued operations, net of taxes	—	—	—	1,848	(1,075)	773
Net earnings (loss)	$54,440	$54,440	$194,897	$2,135	$(251,472)	$54,440

	Nine weeks ended October 1, 2005 (Predecessor)
(in thousands)	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$530,667	$101,556	$149	$—	$632,372
Cost of goods sold including buying and occupancy costs (excluding depreciation)	312,454	58,986	102	—	371,542
Selling, general and administrative expenses (excluding depreciation)	135,279	20,491	(138)	—	155,632
Income from credit card operations	(6,994)	(824)	—	—	(7,818)
Depreciation expense	16,118	3,015	76	—	19,209
Transaction and other costs	23,544	—	—	—	23,544
Operating earnings	50,266	19,888	109	—	70,263
Interest income, net	(910)	—	—	—	(910)
Intercompany royalty charges (income)	46,240	(46,240)	—	—	—
Equity in earnings of subsidiaries	(65,444)	—	—	65,444	—
Earnings (loss) from continuing operations before income taxes	70,380	66,128	109	(65,444)	71,173
Income taxes	26,226	—	—	—	26,226
Earnings (loss) from continuing operations	44,154	66,128	109	(65,444)	44,947
(Loss) earnings from discontinued operations, net of taxes	—	—	(1,346)	553	(793)
Net earnings (loss)	$44,154	$66,128	$(1,237)	$(64,891)	$44,154

	Thirty-nine weeks ended April 28, 2007 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$127,798	$127,798	$295,075	$(21,116)	$(401,757)	$127,798
Loss from discontinued operations	—	—	—	21,282	1,489	22,771
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	—	86,986	14,233	284	—	101,503
Amortization of debt issue costs	—	10,588	—	—	—	10,588
Amortization of customer lists and favorable lease commitments	—	45,348	8,824	—	—	54,172
Non-cash charges related to step-up in carrying value of inventory	—	—	—	—	—	—
Stock-based compensation charges	—	4,354	—	—	—	4,354
Deferred income taxes	—	(26,271)	—	—	—	(26,271)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	10,799	2,315	—	—	13,114
Intercompany royalty income payable (receivable)	—	211,745	(211,745)	—	—	—
Equity in earnings of subsidiaries	(127,798)	(272,470)	—	—	400,268	—
Changes in operating assets and liabilities, net	—	(30,294)	(101,526)	11,134	—	(120,686)
Net cash provided by continuing operating activities	—	168,583	7,176	11,584	—	187,343
Net cash used for discontinued operations	—	—	—	(10,553)	—	(10,553)
Net cash provided by operating activities	—	168,583	7,176	1,031	—	176,790
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(97,114)	(7,123)	74	—	(104,163)
Payment to minority interest holder in Kate Spade	—	(59,400)	—	—	—	(59,400)
Net proceeds from sale of Kate Spade	—	121,469	—	—	—	121,469
Net cash used for (provided by) continuing investing activities	—	(35,045)	(7,123)	74	—	(42,094)
Net cash used for discontinued operations	—	—	—	(128)	—	(128)
Net cash used for investing activities	—	(35,045)	(7,123)	(54)	—	(42,222)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(179,554)	—	—	—	(179,554)
Debt issuance costs paid	—	(1,449)	—	—	—	(1,449)
Proceeds from purchase of common stock	—	150	—	—	—	150
Net cash used for continuing financing activities	—	(180,853)	—	—	—	(180,853)
Net cash used for discontinued operations	—	—	—	(1,675)	—	(1,675)
Net cash used for financing activities	—	(180,853)	—	(1,675)	—	(182,528)
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(47,315)	53	(698)	—	(47,960)
Beginning balance	—	222,308	986	1,469	—	224,763
Ending balance	$—	$174,993	$1,039	$771	$—	$176,803

	Thirty weeks ended April 29, 2006 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$54,440	$54,440	$194,897	$2,135	$(251,472)	$54,440
(Earnings) loss from discontinued operations	—	—	—	(1,848)	1,075	(773)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	—	62,471	12,329	262	—	75,062
Amortization of debt issue costs	—	8,070	—	—	—	8,070
Amortization of customer lists and favorable lease commitments	—	34,704	6,801	—	—	41,505
Non-cash charges related to step-up in carrying value of inventory	—	32,890	5,177	—	—	38,067
Stock-based compensation charges	—	2,509	—	—	—	2,509
Deferred income taxes	—	(41,928)	—	—	—	(41,928)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	24,157	1,063	(1,254)	—	23,966
Intercompany royalty income payable (receivable)	—	145,471	(145,471)	—	—	—
Equity in earnings of subsidiaries	(54,440)	(195,957)	—	—	250,397	—
Changes in operating assets and liabilities, net	—	128,775	(67,185)	1,261	—	62,851
Net cash provided by continuing operating activities	—	255,602	7,611	556	—	263,769
Net cash provided by discontinued operations	—	—	—	685	—	685
Net cash provided by operating activities	—	255,602	7,611	1,241	—	264,454
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(100,086)	(7,319)	226	—	(107,179)
Acquisition of The Neiman Marcus Group, Inc.	—	(5,156,423)	—	—	—	(5,156,423)
Intercompany (receivable) payable	(1,427,739)	—	—	—	1,427,739	—
Net cash (used for) provided by continuing investing activities	(1,427,739)	(5,256,509)	(7,319)	226	1,427,739	(5,263,602)
Net cash used for discontinued operations	—	—	—	(5,035)	—	(5,035)
Net cash (used for) provided by investing activities	(1,427,739)	(5,256,509)	(7,319)	(4,809)	1,427,739	(5,268,637)
CASH FLOWS—FINANCING ACTIVITIES
Proceeds from borrowings	—	3,325,000	—	—	—	3,325,000
Repayment of borrowings	—	(385,812)	—	—	—	(385,812)
Debt issuance costs paid	—	(102,854)	—	—	—	(102,854)
Cash equity contributions	1,427,739	1,427,739	—	—	(1,427,739)	1,427,739
Net cash provided by (used for) continuing financing activities	1,427,739	4,264,073	—	—	(1,427,739)	4,264,073
Net cash provided by discontinued operations	—	—	—	4,832	—	4,832
Net cash provided by (used for) financing activities	1,427,739	4,264,073	—	4,832	(1,427,739)	4,268,905
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(736,834)	292	1,264	—	(735,278)
Beginning balance	—	841,745	922	1,593	—	844,260
Ending balance	—	104,911	1,214	2,857	—	108,982
Less cash of discontinued operations	—	—	—	1,539	—	1,539
Ending balance	$—	$104,911	$1,214	$1,318	$—	$107,443

	Nine weeks ended October 1, 2005 (Predecessor)
(in thousands)	NMG	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$44,154	$66,128	$(1,237)	$(64,891)	$44,154
Loss (earnings) from discontinued operations	—	—	1,346	(553)	793
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	16,118	3,015	76	—	19,209
Amortization of debt issue costs	96	—	—	—	96
Stock-based compensation charges	19,968	—	—	—	19,968
Deferred income taxes	(6,921)	—	—	—	(6,921)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	(5,371)	254	496	—	(4,621)
Intercompany royalty income payable (receivable)	46,240	(46,240)	—	—	—
Equity in earnings of subsidiaries	(65,444)	—	—	65,444	—
Changes in operating assets and liabilities, net	505,360	(20,294)	(534,211)	—	(49,145)
Net cash provided by (used for) continuing operating activities	554,200	2,863	(533,530)	—	23,533
Net cash used for discontinued operations	—	—	(4,098)	—	(4,098)
Net cash provided by (used for) operating activities	554,200	2,863	(537,628)	—	19,435
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	(22,455)	(2,736)	(384)	—	(25,575)
Net cash used for continuing investing activities	(22,455)	(2,736)	(384)	—	(25,575)
Net cash used for discontinued operations	—	—	(736)	—	(736)
Net cash used for investing activities	(22,455)	(2,736)	(1,120)	—	(26,311)
CASH FLOWS—FINANCING ACTIVITIES
Cash dividends paid	(7,346)	—	—	—	(7,346)
Net cash used for continuing financing activities	(7,346)	—	—	—	(7,346)
Net cash provided by discontinued operations	—	—	5,000	—	5,000
Net cash (used for) provided by financing activities	(7,346)	—	5,000	—	(2,346)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	524,399	127	(533,748)	—	(9,222)
Beginning balance	317,346	795	535,341	—	853,482
Ending balance	841,745	922	1,593	—	844,260
Less cash of discontinued operations	—	—	1,056	—	1,056
Ending balance	$841,745	$922	$537	$—	$843,204

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

	April 28, 2007 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$174,993	$1,810	$—	$176,803
Merchandise inventories	—	809,065	98,995	—	908,060
Other current assets	—	136,073	13,998	544	150,615
Total current assets	—	1,120,131	114,803	544	1,235,478
Property and equipment, net	—	888,141	146,087	—	1,034,228
Goodwill and intangibles, net	—	1,960,914	2,209,394	—	4,170,308
Other assets	—	110,722	248	—	110,970
Investments in subsidiaries	1,551,434	2,339,885	—	(3,891,319)	—
Total assets	$1,551,434	$6,419,793	$2,470,532	$(3,890,775)	$6,550,984
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$261,871	$35,426	$544	$297,841
Accrued liabilities	—	329,628	86,449	—	416,077
Notes payable and current maturities of long-term liabilities	—	3,686	—	—	3,686
Total current liabilities	—	595,185	121,875	544	717,604
Long-term liabilities:
Long-term debt	—	3,020,858	—	—	3,020,858
Deferred income taxes	—	1,021,524	—	—	1,021,524
Other long-term liabilities	—	230,792	8,772	—	239,564
Total long-term liabilities	—	4,273,174	8,772	—	4,281,946
Total shareholders’ equity	1,551,434	1,551,434	2,339,885	(3,891,319)	1,551,434
Total liabilities and shareholders’ equity	$1,551,434	$6,419,793	$2,470,532	$(3,890,775)	$6,550,984

	July 29, 2006 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$222,308	$1,432	$—	$223,740
Merchandise inventories	—	711,443	84,259	(2,081)	793,621
Other current assets	—	89,359	11,975	544	101,878
Current assets of discontinued operations	—	—	16,617	—	16,617
Total current assets	—	1,023,110	114,283	(1,537)	1,135,856
Property and equipment, net	—	875,725	154,554	—	1,030,279
Goodwill and intangibles, net	—	2,007,770	2,215,987	—	4,223,757
Other assets	—	124,929	394	—	125,323
Investments in subsidiaries	1,427,667	2,429,916	—	(3,857,583)	—
Non-current assets of discontinued operations	—	—	92,746	—	92,746
Total assets	$1,427,667	$6,461,450	$2,577,964	$(3,859,120)	$6,607,961
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$263,800	$36,095	$544	$300,439
Accrued liabilities	—	310,551	67,417	—	377,968
Notes payable and current maturities of long-term liabilities	—	3,887	—	—	3,887
Current liabilities of discontinued operations	—	—	16,764	—	16,764
Total current liabilities	—	578,238	120,276	544	699,058
Long-term liabilities:
Long-term debt	—	3,195,711	—	—	3,195,711
Deferred income taxes	—	1,048,925	—	—	1,048,925
Other long-term liabilities	—	210,909	6,602	—	217,511
Non-current liabilities of discontinued operations	—	—	12,775	—	12,775
Total long-term liabilities	—	4,455,545	19,377	—	4,474,922
Minority interest	—	—	—	6,314	6,314
Total shareholders’ equity	1,427,667	1,427,667	2,438,311	(3,865,978)	1,427,667
Total liabilities and shareholders’ equity	$1,427,667	$6,461,450	$2,577,964	$(3,859,120)	$6,607,961

	April 29, 2006 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$104,911	$2,532	$—	$107,443
Merchandise inventories	—	739,378	94,503	—	833,881
Other current assets	—	89,402	14,101	544	104,047
Current assets of discontinued operations	—	—	40,034	—	40,034
Total current assets	—	933,691	151,170	544	1,085,405
Property and equipment, net	—	868,145	156,587	—	1,024,732
Goodwill and intangibles, net	—	2,033,939	2,243,014	—	4,276,953
Other assets	—	131,680	447	—	132,127
Investments in subsidiaries	1,468,045	2,515,750	—	(3,983,795)	—
Non-current assets of discontinued operations	—	—	140,797	—	140,797
Total assets	$1,468,045	$6,483,205	$2,692,015	$(3,983,251)	$6,660,014
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$205,688	$34,557	$544	$240,789
Accrued liabilities	—	305,861	74,048	—	379,909
Notes payable and current maturities of long-term liabilities	—	3,879	—	—	3,879
Current liabilities of discontinued operations	—	—	31,752	—	31,752
Total current liabilities	—	515,428	140,357	544	656,329
Long-term liabilities:
Long-term debt	—	3,195,663	—	—	3,195,663
Deferred income taxes	—	1,115,216	—	—	1,115,216
Other long-term liabilities	—	188,853	6,126	—	194,979
Non-current liabilities of discontinued operations	—	—	16,972	—	16,972
Total long-term liabilities	—	4,499,732	23,098	—	4,522,830
Minority interest	—	—	—	12,810	12,810
Total shareholders’ equity	1,468,045	1,468,045	2,528,560	(3,996,605)	1,468,045
Total liabilities and shareholders’ equity	$1,468,045	$6,483,205	$2,692,015	$(3,983,251)	$6,660,014

	Thirteen weeks ended April 28, 2007 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$906,178	$167,196	$—	$1,073,374
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	530,182	97,697	—	627,879
Selling, general and administrative expenses (excluding depreciation)	—	214,805	32,847	—	247,652
Income from credit card operations	—	(15,397)	(1,672)	—	(17,069)
Depreciation expense	—	29,435	4,820	—	34,255
Amortization of customer lists and favorable lease commitments	—	15,149	2,941	—	18,090
Operating earnings	—	132,004	30,563	—	162,567
Interest expense, net	—	63,787	—	—	63,787
Intercompany royalty charges (income)	—	68,102	(68,102)	—	—
Equity in earnings of subsidiaries	(59,548)	(97,275)	—	156,823	—
Earnings (loss) from continuing operations before income taxes	59,548	97,390	98,665	(156,823)	98,780
Income taxes	—	37,842	—	—	37,842
Earnings (loss) from continuing operations	59,548	59,548	98,665	(156,823)	60,938
Earnings (loss) from discontinued operations, net of taxes	—	—	(1,390)	—	(1,390)
Net earnings (loss)	$59,548	$59,548	$97,275	$(156,823)	$59,548

	Thirteen weeks ended April 29, 2006 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$838,927	$153,391	$—	$992,318
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	502,018	87,246	—	589,264
Selling, general and administrative expenses (excluding depreciation)	—	205,615	29,940	—	235,555
Income from credit card operations	—	(13,688)	(1,448)	—	(15,136)
Depreciation expense	—	26,874	4,710	—	31,584
Amortization of customer lists and favorable lease commitments	—	15,038	2,947	—	17,985
Operating earnings	—	103,070	29,996	—	133,066
Interest expense, net	—	67,040	—	—	67,040
Intercompany royalty charges (income)	—	59,959	(59,959)	—	—
Equity in earnings of subsidiaries	(40,547)	(89,527)	—	130,074	—
Earnings (loss) from continuing operations before income taxes	40,547	65,598	89,955	(130,074)	66,026
Income taxes	—	25,051	—	—	25,051
Earnings (loss) from continuing operations	40,547	40,547	89,955	(130,074)	40,975
Earnings (loss) from discontinued operations, net of taxes	—	—	(466)	38	(428)
Net earnings (loss)	$40,547	$40,547	$89,489	$(130,036)	$40,547

	Thirty-nine weeks ended April 28, 2007 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,880,059	$528,362	$—	$3,408,421
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,759,733	325,183	—	2,084,916
Selling, general and administrative expenses (excluding depreciation)	—	677,255	101,512	—	778,767
Income from credit card operations	—	(46,200)	(5,170)	—	(51,370)
Depreciation expense	—	86,986	14,517	—	101,503
Amortization of customer lists and favorable lease commitments	—	45,348	8,824	—	54,172
Other income	—	(4,210)	—	—	(4,210)
Operating earnings	—	361,147	83,496	—	444,643
Interest expense, net	—	198,142	—	—	198,142
Intercompany royalty charges (income)	—	211,745	(211,745)	—	—
Equity in earnings of subsidiaries	(127,798)	(272,470)	—	400,268	—
Earnings (loss) from continuing operations before income taxes	127,798	223,730	295,241	(400,268)	246,501
Income taxes	—	95,932	—	—	95,932
Earnings (loss) from continuing operations	127,798	127,798	295,241	(400,268)	150,569
Loss from discontinued operations, net of taxes	—	—	(21,282)	(1,489)	(22,771)
Net earnings (loss)	$127,798	$127,798	$273,959	$(401,757)	$127,798

	Thirty weeks ended April 29, 2006 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,131,989	$368,621	$—	$2,500,610
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,369,939	233,100	—	1,603,039
Selling, general and administrative expenses (excluding depreciation)	—	509,752	69,682	—	579,434
Income from credit card operations	—	(32,629)	(3,265)	—	(35,894)
Depreciation expense	—	62,471	12,591	—	75,062
Amortization of customer lists and favorable lease commitments	—	34,704	6,801	—	41,505
Operating earnings	—	187,752	49,712	—	237,464
Interest expense, net	—	150,340	—	—	150,340
Intercompany royalty charges (income)	—	145,472	(145,472)	—	—
Equity in earnings of subsidiaries	(54,440)	(195,957)	—	250,397	—
Earnings (loss) from continuing operations before income taxes	54,440	87,897	195,184	(250,397)	87,124
Income taxes	—	33,457	—	—	33,457
Earnings (loss) from continuing operations	54,440	54,440	195,184	(250,397)	53,667
Earnings (loss) from discontinued operations, net of taxes	—	—	1,848	(1,075)	773
Net earnings (loss)	$54,440	$54,440	$197,032	$(251,472)	$54,440

	Nine weeks ended October 1, 2005 (Predecessor)
(in thousands)	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$530,667	$101,705	$—	$632,372
Cost of goods sold including buying and occupancy costs (excluding depreciation)	312,454	59,088	—	371,542
Selling, general and administrative expenses (excluding depreciation)	135,279	20,353	—	155,632
Income from credit card operations	(6,994)	(824)	—	(7,818)
Depreciation expense	16,118	3,091	—	19,209
Transaction and other costs	23,544	—	—	23,544
Operating earnings	50,266	19,997	—	70,263
Interest income, net	(910)	—	—	(910)
Intercompany royalty charges (income)	46,240	(46,240)	—	—
Equity in earnings of subsidiaries	(65,444)	—	65,444	—
Earnings (loss) from continuing operations before income taxes	70,380	66,237	(65,444)	71,173
Income taxes	26,226	—	—	26,226
Earnings (loss) from continuing operations	44,154	66,237	(65,444)	44,947
(Loss) earnings from discontinued operations, net of taxes	—	(1,346)	553	(793)
Net earnings (loss)	$44,154	$64,891	$(64,891)	$44,154

	Thirty-nine weeks ended April 28, 2007 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$127,798	$127,798	$273,959	$(401,757)	$127,798
Loss from discontinued operations	—	—	21,282	1,489	22,771
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	—	86,986	14,517	—	101,503
Amortization of debt issue costs	—	10,588	—	—	10,588
Amortization of customer lists and favorable lease commitments	—	45,348	8,824	—	54,172
Non-cash charges related to step-up in carrying value of inventory	—	—	—	—	—
Stock-based compensation charges	—	4,354	—	—	4,354
Deferred income taxes	—	(26,271)	—	—	(26,271)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	10,799	2,315	—	13,114
Intercompany royalty income payable (receivable)	—	211,745	(211,745)	—	—
Equity in earnings of subsidiaries	(127,798)	(272,470)	—	400,268	—
Changes in operating assets and liabilities, net	—	(30,294)	(90,392)	—	(120,686)
Net cash provided by continuing operating activities	—	168,583	18,760	—	187,343
Net cash used for discontinued operations	—	—	(10,553)	—	(10,553)
Net cash provided by operating activities	—	168,583	8,207	—	176,790
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(97,114)	(7,049)	—	(104,163)
Payment to minority interest holder in Kate Spade	—	(59,400)	—	—	(59,400)
Net proceeds from sale of Kate Spade	—	121,469	—	—	121,469
Net cash used for continuing investing activities	—	(35,045)	(7,049)	—	(42,094)
Net cash used for discontinued operations	—	—	(128)	—	(128)
Net cash used for investing activities	—	(35,045)	(7,177)	—	(42,222)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(179,554)	—	—	(179,554)
Debt issuance costs paid	—	(1,449)	—	—	(1,449)
Proceeds from purchase of common stock	—	150	—	—	150
Net cash used for continuing financing activities	—	(180,853)	—	—	(180,853)
Net cash used for discontinued operations	—	—	(1,675)	—	(1,675)
Net cash used for financing activities	—	(180,853)	(1,675)	—	(182,528)
CASH AND CASH EQUIVALENTS
Decrease during the period	—	(47,315)	(645)	—	(47,960)
Beginning balance	—	222,308	2,455	—	224,763
Ending balance	$—	$174,993	$1,810	$—	$176,803

	Thirty weeks ended April 29, 2006 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$54,440	$54,440	$197,032	$(251,472)	$54,440
(Earnings) loss from discontinued operations	—	—	(1,848)	1,075	(773)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	—	62,471	12,591	—	75,062
Amortization of debt issue costs	—	8,070	—	—	8,070
Amortization of customer lists and favorable lease commitments	—	34,704	6,801	—	41,505
Non-cash charges related to step-up in carrying value of inventory	—	32,890	5,177	—	38,067
Stock-based compensation charges	—	2,509	—	—	2,509
Deferred income taxes	—	(41,928)	—	—	(41,928)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	24,157	(191)	—	23,966
Intercompany royalty income payable (receivable)	—	145,471	(145,471)	—	—
Equity in earnings of subsidiaries	(54,440)	(195,957)	—	250,397	—
Changes in operating assets and liabilities, net	—	128,775	(65,924)	—	62,851
Net cash provided by continuing operating activities	—	255,602	8,167	—	263,769
Net cash provided by discontinued operations	—	—	685	—	685
Net cash provided by operating activities	—	255,602	8,852	—	264,454
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(100,086)	(7,093)	—	(107,179)
Acquisition of The Neiman Marcus Group, Inc.	—	(5,156,423)	—	—	(5,156,423)
Intercompany (receivable) payable	(1,427,739)	—	—	1,427,739	—
Net cash (used for) provided by continuing investing activities	(1,427,739)	(5,256,509)	(7,093)	1,427,739	(5,263,602)
Net cash used for discontinued operations	—	—	(5,035)	—	(5,035)
Net cash (used for) provided by investing activities	(1,427,739)	(5,256,509)	(12,128)	1,427,739	(5,268,637)
CASH FLOWS—FINANCING ACTIVITIES
Proceeds from borrowings	—	3,325,000	—	—	3,325,000
Repayment of borrowings	—	(385,812)	—	—	(385,812)
Debt issuance costs paid	—	(102,854)	—	—	(102,854)
Cash equity contributions	1,427,739	1,427,739	—	(1,427,739)	1,427,739
Net cash provided by (used for) continuing financing activities	1,427,739	4,264,073	—	(1,427,739)	4,264,073
Net cash provided by discontinued operations	—	—	4,832	—	4,832
Net cash provided by (used for) financing activities	1,427,739	4,264,073	4,832	(1,427,739)	4,268,905
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(736,834)	1,556	—	(735,278)
Beginning balance	—	841,745	2,515	—	844,260
Ending balance	—	104,911	4,071	—	108,982
Less cash of discontinued operations	—	—	1,539	—	1,539
Ending balance	$—	$104,911	$2,532	$—	$107,443

	Nine weeks ended October 1, 2005 (Predecessor)
(in thousands)	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$44,154	$64,891	$(64,891)	$44,154
Loss (earnings) from discontinued operations	—	1,346	(553)	793
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	16,118	3,091	—	19,209
Amortization of debt issue costs	96	—	—	96
Stock-based compensation charges	19,968	—	—	19,968
Deferred income taxes	(6,921)	—	—	(6,921)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	(5,371)	750	—	(4,621)
Intercompany royalty income payable (receivable)	46,240	(46,240)	—	—
Equity in earnings of subsidiaries	(65,444)	—	65,444	—
Changes in operating assets and liabilities, net	505,360	(554,505)	—	(49,145)
Net cash provided by (used for) continuing operating activities	554,200	(530,667)	—	23,533
Net cash used for discontinued operations	—	(4,098)	—	(4,098)
Net cash provided by (used for) operating activities	554,200	(534,765)	—	19,435
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	(22,455)	(3,120)	—	(25,575)
Net cash used for continuing investing activities	(22,455)	(3,120)	—	(25,575)
Net cash used for discontinued operations	—	(736)	—	(736)
Net cash used for investing activities	(22,455)	(3,856)	—	(26,311)
CASH FLOWS—FINANCING ACTIVITIES
Cash dividends paid	(7,346)	—	—	(7,346)
Net cash used for continuing financing activities	(7,346)	—	—	(7,346)
Net cash provided by discontinued operations	—	5,000	—	5,000
Net cash (used for) provided by financing activities	(7,346)	5,000	—	(2,346)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	524,399	(533,621)	—	(9,222)
Beginning balance	317,346	536,136	—	853,482
Ending balance	841,745	2,515	—	844,260
Less cash of discontinued operations	—	1,056	—	1,056
Ending balance	$841,745	$1,459	$—	$843,204

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

Neiman Marcus, Inc. (formerly Newton Acquisition, Inc.) acquired The Neiman Marcus Group, Inc. (NMG) on October 6, 2005 through a merger transaction with Newton Acquisition Merger Sub, Inc., a wholly-owned subsidiary of Neiman Marcus, Inc.  The acquisition was accomplished through the merger of the Newton Acquisition Merger Sub, Inc. with and into NMG, with NMG being the surviving entity (the Acquisition).  Subsequent to the Acquisition, NMG is a subsidiary of the Company, which is controlled by Newton Holding, LLC (Holding). Both the Company and Holding were formed by investment funds affiliated with TPG Capital (formerly Texas Pacific Group) and Warburg Pincus LLC (the Sponsors).

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

We have prepared our discussion of the results of operations for the thirty-nine weeks ended April 28, 2007 by comparing the results of operations for the thirty-nine weeks ended April 28, 2007 to the combined earnings and cash flows for the Predecessor nine week period ended October 1, 2005 and the Successor thirty week period ended April 29, 2006. Although this combined presentation does not comply with generally accepted accounting principles (GAAP), we believe that it provides a meaningful method of comparison. The combined operating results have not been prepared on a pro forma basis under applicable regulations and may not reflect the actual results we would have achieved absent the Transactions and may not be predictive of future results of operations.

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

Our fiscal year ends on the Saturday closest to July 31.  All references to the third quarter of fiscal year 2007 relate to the thirteen weeks ended April 28, 2007 (Successor).  All references to the third quarter of fiscal year 2006 relate to the thirteen weeks ended April 29, 2006 (Successor).  All references to year-to-date fiscal 2007 relate to the thirty-nine weeks ended April 28, 2007 (Successor).  All references to year-to-date fiscal 2006 relate to the combined period comprised of the thirty weeks ended April 29, 2006 (Successor) and the nine weeks ended October 1, 2005 (Predecessor).

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

Kate Spade LLC designs and markets high-end accessories and had revenues of approximately $84.7 million in fiscal year 2006. Fiscal year 2007 revenues of Kate Spade LLC through its disposition in December 2006 aggregated $29.6 million.

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

Factors Affecting Our Results

Revenues.  We generate our revenues from the sale of high-end merchandise through our Specialty Retail stores and Direct Marketing operation. Components of our revenues include:

•                  Sales of merchandise—Revenues from our Specialty Retail stores are recognized at the later of the point of sale or the delivery of goods to the customer. Revenues from our Direct Marketing operation are recognized when the merchandise is delivered to the customer. We maintain reserves for anticipated sales returns primarily based on our historical trends related to returns by both our retail and direct marketing customers. Revenues exclude sales taxes collected from our customers.

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise. These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold.  We received vendor allowances of $56.3 million, or 1.7% of revenues, in year-to-date fiscal 2007 and $51.5 million, or 1.6% of revenues, in year-to-date fiscal 2006.

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

Advertising costs incurred by our Specialty Retail segment consist primarily of print media costs related to promotional materials mailed to our customers, while advertising costs incurred by our Direct Marketing operation relate to the production, printing and distribution of our print catalogs and the production of the photographic content on our websites, as well as online marketing costs. We receive advertising allowances from certain of our merchandise vendors. Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media. As a result, these allowances are recorded as a reduction of our advertising costs when earned. Vendor allowances earned and recorded as a reduction to selling, general and administrative expenses aggregated approximately $57.1 million for the thirty-nine weeks ended April 28, 2007 and

$55.8 million for the thirty-nine weeks ended April 29, 2006 (including $18.6 million for the Predecessor prior to the Acquisition).

We also receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendor’s merchandise. These allowances are netted against the related compensation expense that we incur. Amounts received from vendors related to compensation programs were $49.9 million for the thirty-nine weeks ended April 28, 2007 and $45.1 million for the thirty-nine weeks ended April 29, 2006 (including $10.1 million for the Predecessor prior to the Acquisition).

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

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net revenues for the periods indicated.

	Quarter-to-Date		Year-to-Date
	Thirteen weeks ended April 28, 2007	Thirteen weeks ended April 29, 2006	Thirty-nine weeks ended April 28, 2007	Thirty weeks ended April 29, 2006	Nine weeks ended October 1, 2005	Thirty-nine weeks ended April 29, 2006
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)	(Combined)
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs (excluding depreciation)	58.5	59.4	61.2	64.1	58.8	63.0
Selling, general and administrative expenses (excluding depreciation)	23.1	23.7	22.8	23.2	24.6	23.5
Income from credit card operations	(1.6)	(1.5)	(1.5)	(1.4)	(1.2)	(1.4)
Depreciation expense	3.2	3.2	3.0	3.0	3.0	3.0
Amortization of customer lists	1.3	1.4	1.2	1.2	—	1.0
Amortization of favorable lease commitments	0.4	0.5	0.4	0.4	—	0.3
Transaction and other costs	—	—	—	—	3.7	0.8
Other income	—	—	(0.1)	—	—	—
Operating earnings	15.1	13.4	13.0	9.5	11.1	9.8
Interest expense (income), net	5.9	6.8	5.8	6.0	(0.1)	4.8
Earnings from continuing operations before income taxes	9.2	6.7	7.2	3.5	11.3	5.1
Income taxes	3.5	2.5	2.8	1.3	4.1	1.9
Earnings from continuing operations	5.7	4.1	4.4	2.1	7.1	3.1
Loss from discontinued operations	(0.1)	0.0	(0.7)	0.0	(0.1)	0.0
Net earnings	5.5%	4.1%	3.7%	2.2%	7.0%	3.1%

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

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

	Quarter-to-Date		Year-to-Date
(dollars in millions, except sales per square foot)	Thirteen weeks ended April 28, 2007	Thirteen weeks ended April 29, 2006	Thirty-nine weeks ended April 28, 2007	Thirty weeks ended April 29, 2006	Nine weeks ended October 1, 2005	Thirty-nine weeks ended April 29, 2006
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)	(Combined)
REVENUES
Specialty Retail stores	$908.0	$840.2	$2,857.9	$2,084.1	$544.9	$2,629.0
Direct Marketing	165.4	152.1	550.5	416.5	87.5	504.0
Total	$1,073.4	$992.3	$3,408.4	$2,500.6	$632.4	$3,133.0

OPERATING EARNINGS
Specialty Retail stores	$168.1	$142.6	$446.2	$281.0	$91.4	$372.4
Direct Marketing	29.8	23.0	89.7	67.3	8.2	75.5
Subtotal	197.9	165.6	535.9	348.3	99.6	447.9
Corporate expenses	(17.3)	(15.0)	(41.3)	(33.3)	(5.8)	(39.1)
Amortization of customer lists and favorable lease commitments	(18.1)	(18.0)	(54.2)	(41.5)	—	(41.5)
Non-cash items related to other valuation adjustments made in connection with the Acquisition	—	0.5	—	(36.0)	—	(36.0)
Other income (1)	—	—	4.2	—	—	—
Transaction and other costs	—	—	—	—	(23.5)	(23.5)
Total	$162.6	$133.1	$444.6	$237.5	$70.3	$307.7

OPERATING PROFIT MARGIN
Specialty Retail stores	18.5%	17.0%	15.6%	13.5%	16.8%	14.2%
Direct Marketing	18.0%	15.1%	16.3%	16.2%	9.4%	15.0%
Total	15.1%	13.4%	13.0%	9.5%	11.1%	9.8%

CHANGE IN COMPARABLE REVENUES (2)
Specialty Retail stores	5.6%	5.7%	6.1%	5.3%	9.8%	6.2%
Direct Marketing	8.7%	16.5%	9.2%	14.2%	9.6%	13.4%
Total	6.1%	7.3%	6.6%	6.7%	9.8%	7.3%

SALES PER SQUARE FOOT
Specialty Retail stores	$157	$149	$499	$375	$103	$478

STORE COUNT
Neiman Marcus and Bergdorf Goodman stores:
Open at beginning of period	39	38	38	37	36	36
Opened during the period	1	—	2	1	1	2
Open at end of period	40	38	40	38	37	38
Clearance centers:
Open at beginning of period	19	17	18	17	16	16
Opened during the period	—	1	1	1	1	2
Open at end of period	19	18	19	18	17	18

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

Fiscal Year 2007 Highlights

We believe that our product assortment of luxury, designer and fashion merchandise, coupled with our sales promotion activities and our commitment to superior customer service, have been critical to our success in the past. In addition, we believe these factors are critical to our future growth and success.  Highlights from the third quarter of fiscal year 2007 include:

•                  Increases in revenues—We generated revenue growth in the quarterly and year-to-date fiscal periods ended April 28, 2007 of 8.2% and 8.8%, respectively. These increases were attributable to 1) increases in comparable revenues, 2) revenues from new stores and 3) higher internet sales.

Comparable revenues increased 6.1% in the third quarter of fiscal year 2007 and 6.6% in the year-to-date fiscal 2007 period.  The increases in comparable revenues were achieved on top of increases in comparable revenues of 7.3% in the third quarter of fiscal year 2006 and 7.3% in the year-to-date fiscal 2006 period.

For Specialty Retail stores, our sales per square foot for the last twelve trailing months increased by 4.3% to $631 as of April 2007 compared to $605 as of April 2006.

•                  Decreases in cost of goods sold including buying and occupancy costs (excluding depreciation)—COGS represented 58.5% of revenues in the third quarter of fiscal year 2007 and 59.4% of revenues in the third quarter of fiscal year 2006.  This decrease was due to 1) an increase in margins of approximately 0.5% of revenues, primarily in our Specialty Retail stores, related to lower product costs as a percentage of revenues and a higher level of full-price sales and 2) an increase in margins of approximately 0.3% of revenues resulting from a decrease in non-cash purchase accounting adjustments recorded in the third quarter of fiscal year 2006 as a result of the write-up of inventories to fair value at the Acquisition date.

COGS represented 61.2% of revenues in the year-to-date fiscal period ended April 28, 2007 and 63.0% of revenues in the prior year-to-date fiscal period. This decrease is primarily due to non-cash purchase accounting adjustments in fiscal year 2006 of $42.5 million, or 1.4% of revenues.  Excluding the impact of purchase accounting adjustments, COGS decreased by 0.4% of revenues in the year-to-date fiscal 2007 period.  The year-to-date fiscal 2007 decrease in COGS was achieved on top of a decrease in COGS of 0.5% of revenues in the year-to-date fiscal 2006 period.  We believe these decreases are reflective of a lower level of markdowns required in the Fall Season of fiscal year 2007 as well as our continuing emphasis on full-price sales and inventory management.

•                  Decreases in selling, general and administrative expenses (excluding depreciation)—SG&A decreased in the third quarter of fiscal year 2007 to 23.1% of revenues from 23.7% of revenues in the third quarter of fiscal year 2006 and decreased in the year-to-date fiscal period of 2007 to 22.8% of revenues from 23.5% of revenues in the corresponding fiscal period of 2006.  The year-to-date fiscal 2007 decrease in SG&A was achieved on top of a decrease in SG&A of 0.7% of revenues in the year-to-date fiscal 2006 period.  We believe these decreases are reflective of both our continued leveraging of certain costs, primarily advertising, and emphasis on expense containment and control.

•                  Increases in operating earnings—For the third quarter of fiscal year 2007, our operating earnings were $162.6 million, or 15.1% of revenues, compared to $133.1 million, or 13.4% of revenues, in the prior year fiscal quarter.  The increase in operating earnings in the third quarter of fiscal 2007 was primarily due to an increase of $32.3 million in the operating earnings generated by our Specialty Retail Stores and Direct Marketing segments.

For year-to-date fiscal 2007, our operating earnings were $444.6 million, or 13.0% of revenues, compared to $307.7 million, or 9.8% of revenues, for the year-to-date fiscal 2006 period.  Year-to-date fiscal 2007 operating earnings increased primarily due to 1) an increase of $88.0 million in the operating earnings generated by our Specialty Retail Stores and Direct Marketing segments given the year-over-year increases in revenues, gross margins achieved and expense leveraging, 2) a decrease of $23.5 million in transaction costs incurred in the first quarter of fiscal year 2006 and 3) a $23.3 million net decrease in non-cash charges related to the amortization of intangible assets and other asset valuation adjustments recorded in connection with the Acquisition.

Thirteen Weeks Ended April 28, 2007 Compared to Thirteen Weeks Ended April 29, 2006

Revenues.  Our revenues for the third quarter of fiscal year 2007 of $1,073.4 million increased $81.1 million, or 8.2%, from $992.3 million in the third quarter of fiscal year 2006.  The increase in revenues was due to increases in comparable revenues, revenues from new stores, and higher internet sales.  Revenues increased in the third quarter of fiscal year 2007 compared to the prior year period at all our operating companies.

Comparable revenues for the third quarter of fiscal year 2007 were $1,052.9 million compared to $992.3 million in the prior year fiscal quarter, representing an increase of 6.1%.  Comparable revenues increased in the third quarter of fiscal year 2007 by 5.6% for Specialty Retail stores and 8.7% for Direct Marketing compared to the third quarter of fiscal year 2006.

New stores generated sales of $20.5 million in the third quarter of fiscal year 2007. In the third quarter of fiscal year 2007, internet sales by Direct Marketing were $121.3 million, an increase of 25.6% compared to the third quarter of fiscal year 2006.

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for the third quarter of fiscal year 2007 and fiscal year 2006 were:

	Thirteen weeks ended April 28, 2007 (Successor)		Thirteen weeks ended April 29, 2006 (Successor)
(in millions, except percentages)	$	% of revenues	$	% of revenues
COGS, before purchase accounting adjustments	$627.9	58.5%	$586.4	59.1%
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of acquired inventories	—	—	2.9	0.3%
COGS, as reported	$627.9	58.5%	$589.3	59.4%

We present the non-GAAP financial measure COGS, before purchase accounting adjustments because we use this measure to monitor and evaluate the performance of our business and believe the presentation of this measure will enhance investors’ ability to analyze trends in our business and evaluate our performance relative to other companies in our industry.

The decrease in COGS as reported under GAAP to 58.5% of revenues from 59.4% of revenues in the prior year fiscal period is primarily due to:

•            increased margins generated by our Specialty Retail stores of approximately 0.5% of revenues due primarily to lower product costs and a higher portion of full-price sales in the third quarter of fiscal year 2007; and

•            $2.9 million of non-cash charges included in COGS in the third quarter of fiscal year 2006 primarily related to the step-up in the carrying value of the acquired inventories recorded in connection with the Transactions.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  We receive certain allowances to reimburse us for markdowns taken and/or to support the gross margins realized in connection with the sales of the vendor’s merchandise.  We recognize these allowances as a decrease in COGS when the allowances are earned and approved by the vendor.  Other allowances we receive represent reductions to the amounts initially paid to acquire the merchandise.  We recognize these allowances as a reduction in the cost of the acquired merchandise resulting in a decrease in COGS at the time the goods are sold.  We received vendor allowances of $9.7 million, or 0.9% of revenues, in the third quarter of fiscal year 2007 and $7.5 million, or 0.8% of revenues, in the third quarter of fiscal year 2006.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses were 23.1% of revenues in the third quarter of fiscal year 2007 compared to 23.7% of revenues in the prior year fiscal period.

The net decrease in SG&A expenses as a percentage of revenues in the third quarter of fiscal year 2007 was primarily due to:

•            a decrease in marketing and advertising costs of approximately 0.6% of revenues primarily due to 1) higher internet sales by our Direct Marketing segment, which have a lower expense to revenue ratio than catalog sales, and 2) a decrease of costs incurred by our Specialty Retail stores;

•            a decrease in insurance expense of 0.4% of revenues due to the impact of favorable insurance claims experience; and

•            lower long-term benefits expenses of approximately 0.4% of revenues.

These decreases in SG&A expenses, as a percentage of revenues, were partially offset by:

•            an increase in estimated annual incentive compensation costs to be incurred in fiscal year 2007 of approximately 0.5% of revenues;

•            a increase in preopening expenses primarily associated with the opening of our Austin store in the third quarter of fiscal year 2007, by approximately 0.1% of revenues; and

•            an increase in professional fees of 0.1% of revenues.

Income from credit card operations, net.   We received HSBC Program Income of $17.1 million, or 1.6% of revenues, in the third quarter of fiscal year 2007 compared to $15.1 million, or 1.5% of revenues, in the third quarter of fiscal year 2006. HSBC Program Income increased as a percentage of revenues in the third quarter of fiscal year 2007 compared to the prior year period as a result of changes made to our credit card program in fiscal year 2006 related to, among other things, the interest rates applied to unpaid balances and the assessment of late fees.

Depreciation expense.  Depreciation expense was $34.3 million, or 3.2% of revenues, in the third quarter of fiscal year 2007 compared to $31.6 million, or 3.2% of revenues, in the prior year fiscal period. The increase in depreciation expense was primarily due to a higher level of capital spending in recent years.

Amortization expense.  Amortization of acquisition related intangibles (customer lists and favorable lease commitments) recorded as a result of the application of purchase accounting in connection with the Acquisition aggregated $18.1 million, or 1.7% of revenues, in the third quarter of fiscal year 2007 compared to $18.0 million, or 1.9% of revenues, in the third quarter of fiscal year 2006.

Segment operating earnings.  Segment operating earnings for our Specialty Retail stores and Direct Marketing segments do not reflect the impact of adjustments to revalue our assets and liabilities to estimated fair value at the Acquisition date.  See Note 12 to our unaudited condensed consolidated financial statements.

Operating earnings for our Specialty Retail stores segment were $168.1 million, or 18.5% of Specialty Retail stores revenues, for the third quarter of fiscal year 2007 compared to $142.6 million, or 17.0% of Specialty Retail stores revenues, for the prior year fiscal period.  The increase in operating margin was primarily due to 1) increased product margins due primarily to lower product costs as a percentage of revenues and a higher portion of full-price sales and 2) net reductions in expenses as a percentage of revenues, particularly marketing and advertising, insurance and benefits partially offset by higher incentive compensation and pre-opening expenses.

Operating earnings for Direct Marketing increased to $29.8 million, or 18.0% of Direct Marketing revenues, in the third quarter of fiscal year 2007 from $23.0 million, or 15.1% of Direct Marketing revenues, for the prior year period.  The increase in operating margin for Direct Marketing was primarily the result of the continued leveraging of advertising and marketing costs, as a percentage of revenues, due to the continued growth in internet sales, which have a lower expense to revenue ratio than catalog sales.

Interest expense, net.  Net interest expense was $63.8 million, or 5.9% of revenues, in the third quarter of fiscal year 2007 and $67.0 million, or 6.8% of revenues, for the prior year period.   The significant components of interest expense are as follows:

(in thousands)	Thirteen weeks ended April 28, 2007	Thirteen weeks ended April 29, 2006
	(Successor)	(Successor)
Senior Secured Term Loan Facility	$30,648	$33,170
2028 Debentures	2,227	2,226
Senior Notes	15,750	15,925
Senior Subordinated Notes	12,969	13,113
Amortization of debt issue costs	3,554	3,497
Other	867	1,094
Total interest expense	66,015	69,025
Less:
Interest income	1,665	1,117
Capitalized interest	563	868
Interest expense, net	$63,787	$67,040

Income taxes.  Our effective income tax rate for the thirteen weeks ended April 28, 2007 was 38.3% compared to 37.9% for the thirteen weeks ended April 29, 2006.

The Company closed its Internal Revenue Service (IRS) examination of federal tax returns for fiscal years 2004 and 2003 during the first quarter of fiscal year 2007 and paid the related tax liability during the second quarter of fiscal year 2007.

Thirty-Nine Weeks Ended April 28, 2007 Compared to Thirty-Nine Weeks Ended April 29, 2006

Revenues.  Our revenues for year-to-date fiscal 2007 of $3,408.4 million increased $275.4 million, or 8.8%, from $3,133.0 million in year-to-date fiscal 2006.  The increase in revenues was due to increases in comparable revenues, revenues from new stores and higher internet sales.  Revenues increased in year-to-date fiscal 2007 compared to the prior year period at all our operating companies.

Comparable revenues for the thirty-nine weeks ended April 28, 2007 were $3,339.5 million compared to $3,132.8 million in the prior year fiscal period, representing an increase of 6.6%. Comparable revenues increased in the year-to-date fiscal 2007 period by 6.1% for Specialty Retail stores and 9.2% for Direct Marketing compared to year-to-date fiscal 2006.

New stores generated sales of $66.7 million in year-to-date fiscal 2007 and internet sales by Direct Marketing were $378.2 million, an increase of 22.0% compared to the prior year fiscal period.

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for year-to-date fiscal 2007 and year-to-date fiscal 2006 were:

	Thirty-nine weeks ended April 28, 2007 (Successor)		Thirty-nine weeks ended April 29, 2006 (Combined)
(in millions, except percentages)	$	% of revenues	$	% of revenues
COGS, before purchase accounting adjustments	$2,084.9	61.2%	$1,932.1	61.6%
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of acquired inventories	—	—	42.5	1.4
COGS, as reported	$2,084.9	61.2%	$1,974.6	63.0%

We present the non-GAAP financial measure COGS, before purchase accounting adjustments because we use this measure to monitor and evaluate the performance of our business and believe the presentation of this measure will enhance investors’ ability to analyze trends in our business and evaluate our performance relative to other companies in our industry.

The decrease in COGS as reported under GAAP to 61.2% of revenues from 63.0% in the prior year fiscal period is primarily due to:

•            $42.5 million of non-cash charges included in COGS in year-to-date fiscal 2006 primarily related to the step-up in the carrying value of the acquired inventories recorded in connection with the Transactions; and

•            increased margins generated by our Specialty Retail stores of approximately 0.4% of revenues due primarily to lower product costs, a decrease in net markdowns incurred in the Fall Season and a higher level of full-price sales in the year-to-date fiscal 2007 period.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  We receive certain allowances to reimburse us for markdowns taken and/or to support the gross margins realized in connection with the sales of the vendor’s merchandise.  We recognize these allowances as a decrease in COGS when the allowances are earned and approved by the vendor.  Other allowances we receive represent reductions to the amounts paid to acquire the merchandise.  We recognize these allowances as a reduction in the cost of the acquired merchandise resulting in a decrease in COGS at the time the goods are sold.  We received vendor allowances of $56.3 million, or 1.7% of revenues, in year-to-date fiscal 2007 and $51.5 million, or 1.6% of revenues, in year-to-date fiscal 2006.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses were 22.8% of revenues in year-to-date fiscal 2007 compared to 23.5% of revenues in the prior year fiscal period.

The net decrease in SG&A expenses as a percentage of revenues in year-to-date fiscal 2007 was primarily due to:

•            a decrease in marketing and advertising costs of approximately 0.5% of revenues primarily due to 1) higher internet sales by our Direct Marketing segment, which have a lower expense to revenue ratio than catalog sales and 2) a decrease of costs incurred by our Specialty Retail stores;

•            lower long-term benefits expenses of approximately 0.3% of revenues;

•            a decrease in insurance expense of 0.2% of revenues due to the impact of favorable insurance claims experience; and

•            a decrease in preopening expenses of approximately 0.1% of revenues.

These decreases in SG&A expenses, as a percentage of revenues, were partially offset by an increase in estimated annual incentive compensation costs to be incurred in year-to-date fiscal 2007 of approximately 0.3% of revenues.

Income from credit card operations, net.   We received HSBC Program Income of $51.4 million, or 1.5% of revenues, in year-to-date fiscal 2007 compared to $43.7 million, or 1.4% of revenues, in year-to-date fiscal 2006.  HSBC Program Income increased as a percentage of revenues in year-to-date fiscal 2007 compared to the prior year period as a result of changes made to our credit card program in fiscal year 2006 related to, among other things, the interest rates applied to unpaid balances and the assessment of late fees.

Depreciation expense.  Depreciation expense was $101.5 million, or 3.0% of revenues, in year-to-date fiscal 2007 compared to $94.3 million, or 3.0% of revenues, in the prior year fiscal period.  The increase in depreciation expense was primarily due to a higher level of capital spending in recent years.

Amortization expense.  Amortization of acquisition related intangibles (customer lists and favorable lease commitments) recorded as a result of the application of purchase accounting in connection with the Acquisition aggregated $54.2 million, or 1.6% of revenues, for year-to-date fiscal 2007 and $41.5 million, or 1.3% of revenues, for year-to-date fiscal 2006.  The increase in amortization expense in year-to-date fiscal 2007 is due primarily to the Successor period in which amortization expense was recorded in all thirty-nine weeks in year-to-date fiscal 2007 compared to thirty weeks in year-to-date fiscal 2006.

Segment operating earnings.  Segment operating earnings for our Specialty Retail Stores and Direct Marketing segments do not reflect the impact of adjustments to revalue our assets and liabilities to estimated fair value at the Acquisition date.  See   Note 12 to our unaudited condensed consolidated financial statements.

Operating earnings for our Specialty Retail stores segment were $446.2 million, or 15.6% of Specialty Retail stores revenues, for year-to-date fiscal 2007 compared to $372.4 million, or 14.2% of Specialty Retail stores revenues, for the prior year fiscal period.  The increase in operating margin was primarily due to 1) increased product margins due primarily to both lower product costs and lower markdowns as a percentage of revenues and a higher portion of full-price sales and 2) net reductions in expenses as a percentage of revenues, primarily marketing and advertising, insurance, benefits and pre-opening expenses partially offset by higher incentive compensation.

Operating earnings for Direct Marketing increased to $89.7 million, or 16.3% of Direct Marketing revenues, in year-to-date fiscal 2007 from $75.5 million, or 15.0% of Direct Marketing revenues, for the prior year period.  The increases in operating earnings and operating margin for Direct Marketing were primarily the result of 1) lower product costs as a percentage of revenues and 2) a decrease in advertising and marketing costs, as a percentage of revenues, due to the continued growth in internet sales, partially offset by, 3) an increase in buying and occupancy costs required to support the growth in sales.

Interest expense, net.  Net interest expense was $198.1 million, or 5.8% of revenues, in year-to-date fiscal 2007 and $149.4 million, or 4.8% of revenues, for the prior year fiscal period.   The significant components of interest expense are as follows:

(in thousands)	Thirty-nine weeks ended April 28, 2007	Thirty weeks ended April 29, 2006	Nine weeks ended October 1, 2005	Thirty-nine weeks ended April 29, 2006
	(Successor)	(Successor)	(Predecessor)	(Combined)

Asset-Based Revolving Credit Facility	$—	$1,332	$—	$1,332
Senior Secured Term Loan Facility	99,419	76,765	—	76,765
2028 Debentures	6,689	5,136	1,542	6,678
Senior Notes	47,250	35,875	—	35,875
Senior Subordinated Notes	38,906	29,540	—	29,540
2008 Notes	—	639	1,439	2,078
Amortization of debt issue costs	10,588	8,070	96	8,166
Other	2,847	(729)	205	(524)
Total interest expense	205,699	156,628	3,282	159,910
Less:
Interest income	5,416	3,931	3,046	6,977
Capitalized interest	2,141	2,357	1,146	3,503
Interest expense (income), net	$198,142	$150,340	$(910)	$149,430

The increase in interest expense is due to the $3.3 billion increase in debt incurred in connection with the Transactions.  The decrease in interest income was due primarily to interest earned on higher average invested balances after the Credit Card Sale in July 2005 and prior to the Transactions.

Other income.  In the first quarter of fiscal year 2007, we received consideration aggregating $4.2 million, or 0.1% of revenues, in connection with the merger of Wedding Channel.com and The Knot. We held a minority operating interest in Wedding Channel.com and accounted for our investment under the cost method. In prior years, we had previously reduced our carrying value of this investment to zero.

Income taxes.  Our effective income tax rate was 38.9% for the thirty-nine weeks ended April 28, 2007.  Our effective income tax rate was 38.4% for the thirty weeks ended April 29, 2006 and 36.8% for the nine weeks ended October 1, 2005, resulting in a combined year-to-date fiscal 2006 rate of 37.7%.  Our effective tax rate for the nine-weeks ended October 1, 2005 was favorably impacted by a higher level of tax-exempt interest income earned during the period on higher cash balances maintained prior to the Acquisition.

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

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of inventories.  We have typically financed the increases in working capital needs during the first and second fiscal quarters with cash flows from operations and, to a lesser extent, with cash provided from borrowings under our credit facilities. During fiscal year 2006, we financed our seasonal increases in working capital with cash flows from operations and borrowings under our Asset-Based Revolving Credit Facility. During the first quarter of fiscal year 2006, we borrowed $150 million under our Asset-Based Revolving Credit Facility. We repaid these borrowings in the second quarter of fiscal year 2006.  In fiscal year 2007, we have made no borrowings under our Asset-Based Revolving Credit Facility.

We believe that operating cash flows, available vendor financing and amounts available pursuant to our senior secured Asset-Based Revolving Credit Facility will be sufficient to fund our operations, anticipated capital expenditure requirements, debt service obligations, contractual obligations and commitments and Pension Plan funding requirements through the end of fiscal year 2007.

At April 28, 2007, cash and cash equivalents were $176.8 million compared to $107.4 million at April 29, 2006. Net cash provided by operating activities was $176.8 million in year-to-date fiscal 2007 compared to net cash provided by operating activities of $283.9 million in year-to-date fiscal 2006. Cash flows related to operating activities were lower in year-to-date fiscal 2007 than in the prior year period primarily due to 1) an $85.7 million increase in cash interest requirements on indebtedness incurred in connection with the Transactions and 2) a $120.1 million increase in cash requirements for income taxes. These increases in cash requirements for interest and taxes were partially offset by increases in cash flows generated by our Specialty Retail stores and Direct Marketing operations given the year-over-year increases in revenues and operating earnings.

Net cash used for investing activities was $42.2 million year-to-date fiscal 2007 which consisted of 1) capital expenditures of $104.2 million, 2) $121.5 million received from Liz Claiborne, Inc. for the sale of Kate Spade and 3) the purchase of the minority interest held in Kate Spade for $59.4 million.  Net cash used in investing activities was $5,294.9 million in year-to-date fiscal 2006, which consisted of 1) $5,156.4 million paid in connection with the Acquisition and 2) $132.8 million for capital expenditures.

We incurred capital expenditures in fiscal 2007 related to the construction of new stores in Charlotte, Austin and Natick and the remodel of our Atlanta store. We incurred capital expenditures in fiscal 2006 related to the construction of new stores in San Antonio and Boca Raton and the remodels of our San Francisco, Houston, Beverly Hills, Newport Beach and Bergdorf Goodman stores. We opened our San Antonio store in September 2005, our Boca Raton store in November 2005 and our Charlotte store in September 2006.  We opened our Austin store in March 2007 and plan to open the Natick store in September 2007.  We currently project capital expenditures for fiscal year 2007 to be approximately $155 to $165 million.

Net cash used for financing activities was $182.5 million in year-to-date fiscal 2007 as compared to net cash provided by financing activities of $4,266.6 million in year-to-date fiscal 2006. In year-to-date fiscal 2007, we voluntarily repaid $175.0 million principal amount of the loans under the Senior Secured Term Loan Facility.  In year-to-date fiscal 2006, proceeds from debt incurred in connection with the Transactions, net of issuance costs, aggregated $3,222.1 million and cash equity contributions received in connection with the Transactions aggregated $1,427.7 million.  In year-to-date fiscal 2006, we also repaid our $150.0 million of seasonal borrowings under our Asset-Based Revolving Credit Facility, paid $134.7 million for the redemption of our 2008 Notes pursuant to our call of such notes for redemption in connection with the Transactions and voluntarily repaid $100.0 million principal amount of borrowings on the Senior Secured Term Loan Facility.

Financing Structure at April 28, 2007

Our major sources of funds are comprised of vendor financing, a $600.0 million Asset-Based Revolving Credit Facility, $1,700.0 million Senior Secured Term Loan Facility, $700.0 million Senior Notes, $500.0 million Senior Subordinated Notes, $125.0 million 2028 Debentures and operating leases.

Senior Secured Asset-Based Revolving Credit Facility.  On October 6, 2005, in connection with the Transactions, NMG entered into a credit agreement and related security and other agreements for a senior secured Asset-Based Revolving Credit Facility with Deutsche Bank Trust Company Americas as administrative agent and collateral agent. The Asset-Based Revolving Credit Facility provides financing of up to $600.0 million, subject to a borrowing base equal to at any time the lesser of 80% of eligible inventory (valued at the lower of cost or market value) and 85% of net orderly liquidation value of the eligible inventory, less certain reserves. The Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice. At the closing of the Transactions, NMG utilized $150.0 million of the Asset-Based Revolving Credit Facility for loans and approximately $16.5 million for letters of credit. In the second quarter of fiscal year 2006, NMG repaid all loans under the Asset-Based Revolving Credit Facility. As of April 28, 2007, NMG had $575.3 million of unused borrowing availability under the Asset-Based Revolving Credit Facility based on a borrowing base of over $600.0 million and after giving effect to $24.7 million used for letters of credit.

The Asset-Based Revolving Credit Facility provides that NMG has the right at any time to request up to $200.0 million of additional commitments, but the lenders are under no obligation to provide any such additional commitments, and any increase in commitments will be subject to customary conditions precedent. If NMG were to request any such additional commitments and the existing lenders or new lenders were to agree to provide such commitments, the Asset-Based Revolving Credit Facility size could be increased to up to $800.0 million, but NMG's ability to borrow would still be limited by the amount of the borrowing base.

Borrowings under the Asset-Based Revolving Credit Facility bear interest at a rate per annum equal to, at NMG's option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank Trust Company Americas and (2) the federal funds effective rate plus  1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. The initial applicable margin is 0% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings. The applicable margin is subject to adjustment based on the historical availability under the Asset-Based Revolving Credit Facility. In addition, NMG is required to pay a commitment fee of 0.375% per annum in respect of the unutilized commitments. If the average revolving loan utilization is 50% or more for any applicable period, the commitment fee will be reduced to 0.250% for such period. NMG must also pay customary letter of credit fees and agency fees.

If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Asset-Based Revolving Credit Facility exceeds the lesser of (i) the commitment amount and (ii) the borrowing base, NMG will be required to repay outstanding loans or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. If the amount available under the Asset-Based Revolving Credit Facility is less than $60 million or an event of default has occurred, NMG will be required to repay outstanding loans and cash collateralize letters of credit with the cash NMG would then be required to deposit daily in a collection account maintained with the agent under the Asset-Based Revolving Credit Facility. NMG may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time without premium or penalty other than customary "breakage" costs with respect to LIBOR loans. There is no scheduled amortization under the Asset-Based Revolving Credit Facility; the principal amount of the loans outstanding is due and payable in full on October 6, 2010.

All obligations under the Asset-Based Revolving Credit Facility are guaranteed by the Company and certain of NMG's existing and future domestic subsidiaries. As of April 28, 2007, the liabilities of NMG's non-guarantor subsidiaries totaled approximately $4.4 million, or 0.1% of consolidated liabilities, and the assets of NMG's non-guarantor subsidiaries aggregated approximately $6.6 million, or 0.1% of consolidated total assets. All obligations under NMG's Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of the Company, NMG and the subsidiaries that have guaranteed the Asset-Based Revolving Credit Facility (subsidiary guarantors), including:

•                  a first-priority security interest in personal property consisting of inventory and related accounts, cash, deposit accounts, all payments received by NMG or the subsidiary guarantors from credit card clearinghouses and processors or otherwise in respect of all credit card charges for sales of inventory by NMG and the subsidiary guarantors, certain related assets and proceeds of the foregoing; and

•                  a second-priority pledge of 100% of NMG's capital stock and certain of the capital stock held by NMG, the Company or any subsidiary guarantor (which pledge, in the case of any foreign subsidiary is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary); and

•                  a second-priority security interest in, and mortgages on, substantially all other tangible and intangible assets of NMG, the Company and each subsidiary guarantor, including a significant portion of NMG's material owned and leased real property (which currently consists of approximately half of NMG's full-line retail stores) and equipment.

Capital stock and other securities of a subsidiary of NMG that are owned by NMG or any subsidiary guarantor will not constitute collateral under NMG's Asset-Based Revolving Credit Facility to the extent that such securities cannot secure NMG's 2028 Debentures or other secured public debt obligations without requiring the preparation and filing of separate financial statements of such subsidiary in accordance with applicable SEC rules. As a result, the collateral under NMG's Asset-Based Revolving Credit Facility will include shares of capital stock or other securities of subsidiaries of NMG or any subsidiary guarantor only to the extent that the applicable value of such securities (on a subsidiary-by-subsidiary basis) is less than 20% of the aggregate principal amount of the 2028 Debentures or other secured public debt obligations of NMG.

NMG's Asset-Based Revolving Credit Facility contains a number of covenants that, among other things and subject to certain significant exceptions, restrict its ability and the ability of its subsidiaries to:

•                  incur additional indebtedness;

•                  pay dividends on NMG's capital stock or redeem, repurchase or retire NMG's capital stock or indebtedness;

•                  make investments, loans, advances and acquisitions;

•                  create restrictions on the payment of dividends or other amounts to NMG from its subsidiaries that are not guarantors;

•                  engage in transactions with NMG's affiliates;

•                  sell assets, including capital stock of NMG's subsidiaries;

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

At April 28, 2007, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG's option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus  1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. At April 28, 2007, the applicable margin with respect to base rate borrowings was 1.00% and the applicable margin with respect to LIBOR borrowings was 2.00%. The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 7.35% at April 28, 2007.

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

The credit agreement governing the Senior Secured Term Loan Facility requires NMG to prepay outstanding term loans with 50% (which percentage will be reduced to 25% if NMG's total leverage ratio is less than a specified ratio and will be reduced to 0% if NMG's total leverage ratio is less than a specified ratio) of its annual excess cash flow (as defined in the credit agreement).  For fiscal year 2006, NMG was not required to prepay any outstanding term loans pursuant to the annual excess cash flow requirements.  If a change of control (as defined in the credit agreement) occurs, NMG will be required to offer to prepay all outstanding term loans, at a prepayment price equal to 101% of the principal amount to be prepaid, plus accrued and unpaid interest to the date of prepayment. NMG also must offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the proceeds of certain asset sales under certain circumstances.

NMG may voluntarily prepay outstanding loans under the Senior Secured Term Loan Facility at any time without premium or penalty other than customary "breakage" costs with respect to LIBOR loans. There is no scheduled amortization under the Senior Secured Term Loan Facility. The principal amount of the loans outstanding is due and payable in full on April 6, 2013.

All obligations under the Senior Secured Term Loan Facility are unconditionally guaranteed by the Company and each direct and indirect domestic subsidiary of NMG that guarantees the obligations of NMG under its Asset-Based Revolving Credit Facility. All obligations under the Senior Secured Term Loan Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of the Company, NMG and the subsidiary guarantors, including:

•                  a first-priority pledge of 100% of NMG's capital stock and certain of the capital stock held by NMG, the Company or any subsidiary guarantor (which pledge, in the case of any foreign subsidiary is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary); and

•                  a first-priority security interest in, and mortgages on, substantially all other tangible and intangible assets of NMG, the Company and each subsidiary guarantor, including a significant portion of NMG's material owned and leased real property (which currently consists of approximately half of NMG's full-line retail stores) and equipment, but excluding, among other things, the collateral described in the following bullet point; and

•                  a second-priority security interest in personal property consisting of inventory and related accounts, cash, deposit accounts, all payments received by NMG or the subsidiary guarantors from credit card clearinghouses and processors or otherwise in respect of all credit card charges for sales of inventory by NMG and the subsidiary guarantors, certain related assets and proceeds of the foregoing.

Capital stock and other securities of a subsidiary of NMG that are owned by NMG or any subsidiary guarantor will not constitute collateral under NMG's Senior Secured Term Loan Facility to the extent that such securities cannot secure the 2028 Debentures or other secured public debt obligations without requiring the preparation and filing of separate financial statements of such subsidiary in accordance with applicable SEC rules. As a result, the collateral under NMG's Senior Secured Term Loan Facility will include shares of capital stock or other securities of subsidiaries of NMG or any subsidiary guarantor only to the extent that the applicable value of such securities (on a subsidiary-by-subsidiary basis) is less than 20% of the aggregate principal amount of the 2028 Debentures or other secured public debt obligations of NMG.

The credit agreement governing the Senior Secured Term Loan Facility contains a number of negative covenants that are substantially similar to those governing the Senior Notes and additional covenants related to the security arrangements for the Senior Secured Term Loan Facility. The credit agreement also contains customary affirmative covenants and events of default.

2028 Debentures.  In May 1998, NMG issued $125.0 million aggregate principal amount of its 7.125% 2028 Debentures. In connection with the Transactions, NMG equally and ratably secured the 2028 Debentures by a first lien security interest on certain collateral subject to liens granted under NMG's Senior Secured Credit Facilities constituting (a) (i) 100% of the capital stock of certain of NMG's existing and future domestic subsidiaries, and (ii) 100% of the non-voting stock and 65% of the voting stock of certain of NMG's existing and future foreign subsidiaries and (b) certain of NMG's principal properties that include approximately half of NMG's full-line stores, in each case, to the extent required by the terms of the indenture governing the 2028 Debentures. The 2028 Debentures contain covenants that restrict NMG's ability to create liens and enter into sale and lease back transactions. The collateral securing the 2028 Debentures will be released upon the release of liens on such collateral under NMG's Senior Secured Credit Facilities and any other debt (other than the 2028 Debentures) secured by such collateral. Capital stock and other securities of a subsidiary of NMG that are owned by NMG or any subsidiary will not constitute collateral under the 2028 Debentures to the extent such property does not constitute collateral under NMG's Senior Secured Credit Facilities, as described above. The 2028 Debentures are guaranteed on an unsecured, senior basis by the Company.

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

The Senior Notes are fully and unconditionally guaranteed on a joint and several unsecured, senior basis, by each of NMG's wholly-owned domestic subsidiaries that guarantee NMG's obligations under its Senior Secured Credit Facilities and by the Company. The Senior Notes and the guarantees thereof are NMG's and the guarantors' unsecured, senior obligations and rank (i) equal in the right of payment with all of NMG's and the guarantors' existing and future senior indebtedness, including any borrowings under NMG's Senior Secured Credit Facilities and the guarantees thereof and NMG's 2028 Debentures; and (ii) senior to all of NMG's and its guarantors' existing and future subordinated indebtedness, including the Senior Subordinated Notes due 2015 and the guarantees thereof. The Senior Notes also are effectively junior in priority to NMG's and its guarantors' obligations under all secured indebtedness, including NMG's Senior Secured Credit Facilities, the 2028 Debentures, and any other secured obligations of NMG, in each case, to the extent of the value of the assets securing such obligations. In addition, the Senior Notes are structurally subordinated to all existing and future liabilities, including trade payables, of NMG's subsidiaries that are not providing guarantees.

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

Except as described below, the Senior Notes are not redeemable at NMG's option prior to October 15, 2010. From and after October 15, 2010, NMG may redeem the Senior Notes, in whole or in part, at a redemption price equal to 104.5% of principal amount, declining annually to 100% of the principal amount on October 15, 2013, plus accrued and unpaid interest, and Additional Interest (as defined in the Senior Indenture), if any, thereon to the applicable redemption date.

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

Upon the occurrence of a change of control (as defined in the Senior Indenture), each holder of the Senior Notes has the right to require NMG to repurchase some or all of such holder's Senior Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, and Additional Interest, if any, to the date of purchase.

The indenture governing the Senior Notes contains covenants that limit NMG's ability and certain of its subsidiaries' ability to:

•                  incur additional indebtedness;

•                  pay dividends on NMG's capital stock or redeem, repurchase or retire NMG's capital stock or subordinated indebtedness;

•                  make investments;

•                  create restrictions on the payment of dividends or other amounts to NMG from its restricted subsidiaries that are not guarantors of the notes;

•                  engage in transactions with NMG's affiliates;

•                  sell assets, including capital stock of NMG's subsidiaries;

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

The Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several unsecured, senior subordinated basis, by each of NMG's wholly-owned domestic subsidiaries that guarantee NMG's obligations under its Senior Secured Credit Facilities and by the Company. The Senior Subordinated Notes and the guarantees thereof are NMG's and the guarantors' unsecured, senior subordinated obligations and rank (i) junior to all of NMG's and the guarantors' existing and future senior indebtedness, including the Senior Notes and any borrowings under NMG's Senior Secured Credit Facilities, and the guarantees thereof and NMG's 2028 Debentures; (ii) equally with any of NMG's and the guarantors' future senior subordinated indebtedness; and (iii) senior to any of NMG's and the guarantors' future subordinated indebtedness. In addition, the Senior Subordinated Notes are structurally subordinated to all existing and future liabilities, including trade payables, of NMG's subsidiaries that are not providing guarantees.

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

Except as described below, the Senior Subordinated Notes are not redeemable at NMG's option prior to October 15, 2010. From and after October 15, 2010, NMG may redeem the Senior Subordinated Notes, in whole or in part, at a redemption price equal to 105.188% of principal amount, declining annually to 100% of principal amount on October 15, 2013, plus accrued and unpaid interest, and Additional Interest (as defined in the Senior Subordinated Indenture), if any, thereon to the applicable redemption date.

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

The indenture governing the Senior Subordinated Notes contains covenants substantially similar to those applicable to NMG's Senior Notes described above. The Senior Subordinated Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all outstanding Senior Notes to be due and payable immediately, subject to certain exceptions.

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

Interest Rate Swaps.  NMG uses derivative financial instruments to help manage its interest rate risk. Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit its exposure to interest rate increases related to a portion of its floating rate indebtedness. The interest rate swap agreements terminate after five years.  At April 28, 2007, the fair value of NMG's interest rate swap agreements was a gain of approximately $4.4 million, which amount is included in other assets.

As of the effective date, NMG designated the interest rate swaps as cash flow hedges. As a result, changes in the fair value of NMG's swaps are recorded subsequent to the effective date as a component of other comprehensive income.

As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.732% to 6.983% per quarter through 2010 and result in an average fixed rate of 6.821%.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108).  SAB 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet.  We will be required to adopt the provisions of SAB 108 in the fourth quarter of fiscal year 2007.  We currently do not believe that the adoption of SAB 108 will have a material impact on our consolidated financial statements.

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

As of April 28, 2007, NMG had no borrowings outstanding under its Asset-Based Revolving Credit Facility that bears interest at floating rates. Future borrowings under NMG’s Asset-Based Revolving Facility, to the extent of outstanding borrowings, would be affected by interest rate changes.

At April 28, 2007, NMG had $1,700.0 million of debt under its Senior Secured Term Loan Facility issued in connection with the Transactions that bears interest at floating rates. A 1% increase in these floating rates would increase annual interest expense by approximately $17.0 million.

NMG uses derivative financial instruments to help manage its interest rate risk.  Effective December 6, 2005, NMG  entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit its exposure to interest rate increases related to a portion of its floating rate indebtedness. The interest rate swap agreements terminate after five

years.     As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.732% to 6.983% per quarter through 2010 and result in an average fixed rate of 6.821%.

The effects of changes in the U.S. equity and bond markets serve to increase or decrease the value of pension plan assets, resulting in increased or decreased cash funding by the Company. The Company seeks to manage exposure to adverse equity and bond returns by maintaining diversified investment portfolios and utilizing professional investment managers.

ITEM 4.   CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of April 28, 2007, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b. Changes in Internal Control over Financial Reporting.

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. No change occurred in our internal controls over financial reporting during the quarter ended April 28, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

As a result of the Transactions, we are highly leveraged.  As of April 28, 2007, the principal amount of NMG’s total indebtedness was approximately $3,030.6 million and the unused borrowing availability under the $600 million Asset-Based Revolving Credit Facility was approximately $575.3 million after giving effect to $24.7 million of letters of credit outstanding thereunder.  NMG’s substantial indebtedness, combined with its lease and other financial obligations and contractual commitments, could have other important consequences. For example, it could:

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

In addition, NMG’s interest expense could increase if interest rates increase because the entire amount of the indebtedness under the senior secured credit facilities bears interest at floating rates.   As of April 28, 2007, NMG had $1,700.0 million principal amount of floating rate debt, consisting of outstanding borrowings under Senior Secured Term Loan Facility.  NMG also had at that date approximately $575.3 million of unused floating rate debt borrowing capacity available under the Asset-Based Revolving Credit Facility based on a borrowing base of over $600.0 million at that date and after giving effect to $24.7 million used for letters of credit.  Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit its exposure to interest rate increases related to a portion of its floating rate indebtedness.

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

Based upon our expansion strategy, we expect that planned new stores will add over 582,000 square feet of new store space over approximately the next four fiscal years, representing an increase of over 11% above the current aggregate square footage of our full-line Neiman Marcus and Bergdorf Goodman stores, and that our store remodeling program will add additional new store space from remodels that are already underway.  New store openings involve certain risks, including constructing, furnishing and supplying a store in a timely and cost effective manner, accurately assessing the demographic or retail environment at a given location, hiring and training quality staff, obtaining necessary permits and zoning approvals, obtaining commitments from a core group of vendors to supply the new store, integrating the new store into our distribution network and building customer awareness and loyalty. In undertaking store remodels, we must complete the remodel in a timely, cost effective manner, minimize disruptions to our existing operations, and succeed in creating an improved shopping environment. If we fail to execute on these or other aspects of our store expansion and remodeling strategy, we could suffer harm to our sales, an increase in costs and expenses and an adverse effect on our business.

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

10.26

Change of Control Termination Protection Agreement between the Company and Burton M. Tansky dated April 1, 2005, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005.

10.27

Form of Change of Control Termination Protection Agreement between the Company and certain eligible executives, including the Named Executive Officers, dated April 1, 2005, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005.

10.28

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

10.31

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

10.32	The Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan effective as of January 1, 2006,

incorporated herein by reference to The Neiman Marcus Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended July 29, 2006.
10.33

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(1)             Filed herewith

*                    Current management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NEIMAN MARCUS, INC.
(Registrant)

Signature	Title	Date

/s/ T. Dale Stapleton	Vice President and Controller	June 6, 2007
T. Dale Stapleton	and Duly Authorized Officer (principal accounting officer)

100