Form 10-K
period 2007-07-28
Neiman Marcus, Inc.
filed 2007-09-26
CIK 1358651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 28, 2007

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

As of September 20, 2007, the registrant had outstanding 1,012,919 shares of its common stock, par value $0.01 per share.

NEIMAN MARCUS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JULY 28, 2007
TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

Business Overview

We are one of the nation’s leading luxury retailers, offering distinctive merchandise and excellent customer service that cater to the needs of the affluent consumer. Since our founding in the early 1900s, we have established ourselves as a leading fashion authority among luxury consumers and have become a premier U.S. retail channel for many of the world’s most exclusive designers. Currently, we operate 39 Neiman Marcus full-line stores at prime retail locations in major U.S. markets and two Bergdorf Goodman stores on Fifth Avenue in New York City. We also operate catalogs and e-commerce websites under the brands Neiman Marcus®, Bergdorf Goodman® and Horchow®. During fiscal years 2007, 2006 and 2005, we generated revenues of $4,390.1 million, $4,030.1 million and $3,695.1 million, respectively, and operating earnings of $476.8 million, $329.0 million and $397.4 million, respectively.

We operate an integrated, multi-channel retailing model as described below:

Specialty Retail.  Our specialty retail store operations (Specialty Retail) consist primarily of our 39 Neiman Marcus stores and two Bergdorf Goodman stores. We also operate 21 clearance centers to provide an outlet for the sale of end-of-season clearance merchandise. Over our past five fiscal years, Specialty Retail has achieved a compounded annual growth rate, or CAGR, in revenues of 8.7%. Specialty Retail accounted for 83.7% of our total revenues in fiscal year 2007, 83.7% in fiscal year 2006 and 84.0% in fiscal year 2005.

•                    Neiman Marcus Stores.  Neiman Marcus stores offer distinctive luxury merchandise, including women’s couture and designer apparel, contemporary sportswear, handbags, fashion accessories, shoes, cosmetics, men’s clothing and furnishings, precious and designer jewelry, decorative home accessories, fine china, crystal and silver, children’s apparel and gift items. We locate our Neiman Marcus stores at carefully selected venues that cater to our target customers in major metropolitan markets across the United States, and design our stores to provide a feeling of residential luxury by blending art and architectural details from the communities in which they are located. Our full-line Neiman Marcus stores and clearance centers accounted for 71.6% of our total revenues in fiscal year 2007, 72.2% in fiscal year 2006 and 72.9% in fiscal year 2005 and 85.6% of Specialty Retail revenues in fiscal  year 2007, 86.3% in fiscal year 2006 and 86.8% in fiscal year 2005.

•                  Bergdorf Goodman Stores. Bergdorf Goodman is a premier luxury retailer in New York City well known for its couture merchandise, opulent shopping environment and landmark Fifth Avenue locations. Bergdorf Goodman features high-end apparel, fashion accessories, shoes, decorative home accessories, precious and designer jewelry, cosmetics and gift items. Our Bergdorf Goodman stores accounted for 12.1% of our total revenues in fiscal year 2007, 11.5% in fiscal year 2006 and 11.1% in fiscal year 2005 and 14.4% of Specialty Retail revenues in fiscal year 2007, 13.7% in fiscal year 2006 and 13.2% in fiscal year 2005.

In the fourth quarter of fiscal year 2006, we opened one store under a new concept called CUSP.  We opened two additional CUSP stores in fiscal year 2007 and one store in early fiscal year 2008. CUSP is a smaller store format (7,000 to 11,000 square feet) that targets a younger, fashion savvy customer with a contemporary point of view. To date, the operations of the CUSP stores are insignificant to the revenues and operating earnings of our Specialty Retail stores. We are currently evaluating the performance of our existing CUSP stores and the potential, if any, for future CUSP stores.

Direct Marketing.  Our upscale direct-to-consumer operation (Direct Marketing) conducts online and catalog sales of fashion apparel, accessories and home furnishings through the Neiman Marcus brand, online and catalog sales of home furnishings and accessories through the Horchow brand, and online sales of fashion apparel and accessories through the Bergdorf Goodman brand.  In addition, Direct Marketing currently operates 11 designer websites (including one that was launched at the beginning of fiscal year 2008).  In connection with the designer websites, Direct Marketing creates and/or maintains separate e-commerce sites bearing the designers’ brand names.  Direct Marketing procures inventory from each designer to be showcased on that designer’s website and bears all the responsibilities related to the fulfillment of goods purchased on the designer website.

Direct Marketing generated 16.3% of our total revenues in fiscal years 2007 and 2006 and 16.0% in fiscal year 2005. Over one million customers made a purchase through one of our websites or catalogs in fiscal year 2007. In recent years, internet sales have increased as a percentage of Direct Marketing revenues.  As a percentage of total revenues of Direct Marketing, internet sales were 69.7% in fiscal year 2007, 62.1% in fiscal year 2006 and 51.6% in fiscal year 2005. Our catalog business circulated over 95 million catalogs in fiscal year 2007. With the growth of internet sales, we have reduced catalog circulation in recent years and would expect flat to declining catalog circulation in the foreseeable future.

We regularly send e-mails to over 2.4 million e-mail addresses, alerting our customers to our newest merchandise and the latest fashion trends. Over the last five fiscal years, Direct Marketing has achieved a CAGR in revenues (excluding revenues of our Chef’s Catalog brand sold in November 2004) of 14.8%.

For more information about our reportable segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 of the Notes to Consolidated Financial Statements in Item 15.

Our fiscal year ends on the Saturday closest to July 31.  All references to fiscal year 2007 relate to the 52 weeks ended July 28, 2007; all references to fiscal year 2006 relate to the combined 52 weeks ended July 29, 2006 (calculated as described in “The Transactions”) and all references to fiscal year 2005 relate to the 52 weeks ended July 30, 2005.  References to fiscal years 2008 and years thereafter relate to our fiscal years for such periods.

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and related amendments, available free of charge through our website at www.neimanmarcusgroup.com as soon as reasonably practicable after we electronically file such material with (or furnish such material to) the Securities and Exchange Commission. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be part of this Annual Report on Form 10-K.

The Transactions

On April 22, 2005, Neiman Marcus, Inc., formerly Newton Acquisition, Inc. (the Company), and its wholly-owned subsidiary, Newton Acquisition Merger Sub, Inc. (Merger Sub), were formed and incorporated in the state of Delaware. On April 29, 2005, the Company received subscriptions for 900 shares of its common stock from Newton Holding, LLC (Holding) in exchange for a capital contribution of $900 and Merger Sub issued 900 shares of its common stock to the Company in exchange for a capital contribution of $900. Holding, the Company and Merger Sub were formed by investment funds affiliated with TPG Capital (formerly Texas Pacific Group) and Warburg Pincus LLC (collectively, the Sponsors) for the purpose of acquiring The Neiman Marcus Group, Inc. (NMG).

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

•                  cash on hand at NMG.

The Acquisition occurred simultaneously with:

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

We have prepared our discussion of the results of operations for the fiscal year ended July 29, 2006 by combining the earnings and cash flows for the Predecessor nine-week period ended October 1, 2005 and the Successor forty-three week period ended July 29, 2006. Although this combined presentation does not comply with generally accepted accounting principles (GAAP), we believe that it provides a meaningful method of comparison. The combined operating results have not been prepared on a pro forma basis under applicable regulations and may not reflect the actual results we would have achieved absent the Transactions.

In connection with the Transactions, we incurred significant indebtedness and became highly leveraged. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In addition, the purchase price paid in connection with the Acquisition was allocated to state the acquired assets and liabilities at fair value at the Acquisition date. The purchase accounting adjustments increased the carrying values of our property and equipment and inventory, established intangible assets for our tradenames, customer lists and favorable lease commitments and revalued our long-term benefit plan obligations, among other things. Subsequent to the Transactions, interest expense and non-cash depreciation and amortization charges have significantly increased. As a result, our successor financial statements subsequent to the Transactions are not comparable to our predecessor financial statements.

Discontinued Operations

Gurwitch Products, L.L.C. On July 27, 2006, we sold our majority interest in Gurwitch Products, L.L.C. to Alticor Inc., for pretax net cash proceeds of approximately $40.8 million (Gurwitch Disposition).  Gurwitch Products, L.L.C. designs and markets the Laura Mercier cosmetics line and had revenues of approximately $59.0 million (after intercompany eliminations) in fiscal year 2006. The net assets of Gurwitch Products, L.L.C. were sold for their net carrying value (after purchase accounting adjustments made in connection with the Transactions to state such assets at fair value).

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

Kate Spade LLC designs and markets high-end accessories and had revenues of approximately $75.5 million (after intercompany eliminations) in fiscal year 2006. Fiscal year 2007 revenues of Kate Spade LLC through its disposition in December 2006 aggregated $29.6 million.

The Company’s consolidated financial statements, accompanying notes and other information provided in this Annual Report on Form 10-K reflect Gurwitch Products, L.L.C. and Kate Spade LLC as discontinued operations for all periods presented.

Recent Developments

On September 6, 2007, we announced preliminary total revenues and comparable revenues of approximately $282.6 million and $276.3 million, respectively, for the four-week August period of fiscal year 2008, representing increases of 7.0% and 4.6%, respectively, compared to the four-week August period of fiscal year 2007. For the four-week August period of fiscal year 2008, comparable revenues increased 5.0% in our Specialty Retail stores and 2.5% in Direct Marketing.

All the financial data set forth above for the four-week August period of fiscal year 2008 are preliminary and unaudited and subject to revision based upon our review and a review by our independent registered public accounting firm of our financial condition and results of operations for the quarter ending October 27, 2007. Once we and our independent registered public accounting firm have completed our respective reviews of our financial information for the quarter ending October 27, 2007, we may report financial results that are different from those set forth above.

Industry Overview

We operate in the luxury apparel and accessories segment of the U.S. retail industry and have arrangements with luxury-branded fashion vendors, including, but not limited to, Chanel, Prada, Giorgio Armani, David Yurman, St. John, Gucci,  Ermenegildo Zegna, Theory, Manolo Blahnik and Brioni to market and sell their merchandise. Luxury-branded fashion vendors typically manage the distribution and marketing of their merchandise to maximize the perception of brand exclusivity and to facilitate the sale of their goods at premium prices, including limitations on the number of retail locations through which they distribute their merchandise. These retail locations typically consist of a limited number of specialty stores, high-end department stores and, in some instances, vendor-owned proprietary boutiques. Retailers that compete with us for the distribution of luxury fashion brands include Saks Fifth Avenue, Nordstrom, Barney’s New York and other national, regional and local retailers.

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

We maintain an active calendar of in-store events to promote our sales efforts. The activities include in-store visits and trunk shows by leading designers featuring the newest fashions from the designer, in-store promotions of the merchandise of selected designers or merchandise categories, often through events conducted in connection with our loyalty programs, and participation in charitable functions in each of our markets. Past trunk shows and in-store promotions at our Neiman Marcus and Bergdorf Goodman stores have featured vendors such as Chanel, Giorgio Armani, Oscar de la Renta and Manolo Blahnik.

Through our print media programs, we mail various publications to our customers communicating upcoming in-store events, new merchandise offerings and fashion trends. In connection with these programs, Neiman Marcus produces The Book® approximately eight to nine times each year. The Book is a high-quality publication featuring the latest fashion trends that is mailed on a targeted basis to our customers and has a yearly printing in excess of 4.0 million. Our other print publications include The Book for Men, the Bergdorf Goodman Magazine and specific designer mailers. Recently, we added The Addition®, which identifies for our younger, aspirational customers, as well as our core customers, “must have items” for the current season.

We also believe that the online and print catalog operations of Direct Marketing promote brand awareness, which benefits the operations of our retail stores.

Loyalty Programs.  We maintain a loyalty program under the InCircle® brand name designed to cultivate long-term relationships with our customers. Our loyalty program focuses on our most active customers. This program includes marketing features, including private in-store events, special magazine issues, as well as the ability to accumulate points for qualifying purchases. Increased points are periodically offered in connection with in-store promotional and other events. Upon attaining specified point levels, customers may redeem their points for a wide variety of gifts ranging from gift cards to designer merchandise and trips to exotic locations. Approximately 50% of our revenues at Neiman Marcus stores during each of the last three calendar years were generated by our InCircle loyalty program members. Beginning in calendar 2006, we transitioned customers in our previous Bergdorf Goodman loyalty program to our InCircle loyalty program.

Proprietary Credit Card Program.  We maintain a proprietary credit card program through which we facilitate the extension of credit to customers under the “Neiman Marcus” and “Bergdorf Goodman” names.

On July 7, 2005, HSBC purchased our approximately three million private label Neiman Marcus and Bergdorf Goodman credit card accounts and related assets, as well as the outstanding balances associated with such accounts and we entered into a long-term marketing and servicing alliance with HSBC that expires in June 2010. Under the terms of this alliance, HSBC offers credit cards and non-card payment plans and bears all credit risk with respect to sales transacted on the cards bearing our brands. We receive ongoing payments from HSBC related to credit card sales and compensation for marketing and servicing activities (HSBC Program Income). During fiscal year 2006, we outsourced various administrative elements of the proprietary credit card program, including the processing of data with respect to our proprietary credit card program to HSBC as provided for in the program agreement with HSBC.  We continue to handle key customer service functions, primarily customer inquiries and collections.

In connection with our agreement with HSBC, we have changed and may continue to change, the terms of credit offered to our customers.  In addition, HSBC will have discretion over certain policies and arrangements with credit card customers and may change these policies and arrangements in ways that affect our relationship with these customers. Any such changes in our credit card arrangements may adversely affect our credit card program and ultimately, our business.

Historically, our customers holding a proprietary credit card have tended to shop more frequently and have a higher level of spending than customers paying with cash or third-party credit cards. In fiscal years 2007 and 2006, approximately 55% of our revenues were transacted through our proprietary credit cards.

We utilize data captured through our proprietary credit card program in connection with promotional events and customer relationship programs targeting specific customers based upon their past spending patterns for certain brands, merchandise categories and store locations.

Integrated Multi-Channel Model.  We offer products through our complementary Direct Marketing and Specialty Retail businesses, which enables us to maximize our brand recognition and strengthen our customer relationships across all channels. Our well-established catalog and online operation expands our reach beyond the trading area of our retail stores, as over 40% of our Direct Marketing customers in fiscal years 2007 and 2006 were located outside of the trade areas of our existing retail locations. We also use our catalogs and e-commerce websites as selling and marketing tools to increase the visibility and exposure of our brand and generate customer traffic within our retail stores. We believe the combination of our retail stores and direct selling efforts is the main reason that our multi-channel customers spend more on average than our single-channel customers (over 3 times more in each of fiscal year 2007 and fiscal year 2006).

Merchandise

Our percentages of revenues by major merchandise category are as follows:

	Years Ended
	July 28, 2007	July 29, 2006	July 30, 2005
Women’s Apparel	37%	38%	36%
Women’s Shoes, Handbags and Accessories	20%	18%	18%
Cosmetics and Fragrances	11%	11%	11%
Men’s Apparel and Shoes	12%	13%	12%
Designer and Precious Jewelry	11%	11%	10%
Home Furnishings and Décor	9%	9%	9%
Other	0%	0%	4%
	100%	100%	100%

Substantially all of our merchandise is delivered to us by our vendors as finished goods and is manufactured in numerous locations, including Europe and the United States and, to a lesser extent, China, Mexico and South America.

Our merchandise consists primarily of apparel and accessories from luxury-branded designers. Our major merchandise categories are as follows:

Women’s Apparel:  Women’s apparel consists of dresses, eveningwear, suits, coats, and sportswear separates—skirts, pants, blouses, jackets, and sweaters. Women’s apparel occupies the largest amount of square footage within our stores. We work with women’s apparel vendors to present the merchandise and highlight the best of the vendor’s product. Our primary women’s apparel vendors include Chanel, Prada, Gucci, St. John, Theory, Giorgio Armani, Escada, Diane Von Furstenberg and Ellen Tracy.

Women’s Shoes, Handbags and Accessories:  Women’s accessories include belts, gloves, scarves, hats and sunglasses. Our primary vendors in this category include Manolo Blahnik, Prada, Gucci, Chanel, Dior and Christian Louboutin in ladies shoes, and handbags from Chanel, Prada, Gucci, Marc Jacobs and Judith Leiber.

Cosmetics and Fragrances:  Cosmetics and fragrances include facial and skin cosmetics, skin therapy and lotions, soaps, fragrance, candles and beauty accessories. Our primary vendors of cosmetics and beauty products include La Mer, Bobbi Brown, La Prairie, Sisley, Chanel and Laura Mercier.

Men’s Apparel and Shoes:  Men’s apparel and shoes include suits, dress shirts and ties, sport coats, jackets, trousers, casual wear and eveningwear as well as business and casual footwear.  In recent years, this category has been an area of increased focus.  Bergdorf Goodman has a fully dedicated men’s store in New York. Our primary vendors in this category include Ermenegildo Zegna, Brioni, Giorgio Armani, and Prada in men’s clothing and sportswear and Ermenegildo Zegna, Brioni, Prada, Ferragamo, Gucci and Stefano Ricci in men’s furnishings and shoes.

Designer and Precious Jewelry:  Our designer and precious jewelry offering includes women’s necklaces, bracelets, rings, earrings and watches that are selected to complement our apparel merchandise offering. Our primary vendors in this category include David Yurman, John Hardy and Stephen Dweck in designer jewelry, Henry Dunay, Cartier and Roberto Coin in precious jewelry. We often sell precious jewelry which has been consigned to us from the vendor.

Home Furnishings and Décor:  Home furnishings and décor include linens, tabletop, kitchen accessories, furniture, rugs, decoratives (frames, candlesticks, vases and sculptures) as well as collectables. Merchandise for the home complements our apparel offering in terms of quality and design. Our primary vendors in this category include Jay Strongwater, Daum, Waterford, Steuben and Baccarat.

Vendor Relationships

Our merchandise assortment consists of a wide selection of luxury goods purchased from both well-known luxury-branded fashion vendors as well as new and emerging designers. We communicate with our vendors frequently, providing feedback on current demand for their products, suggesting, at times, changes to specific product categories or items and gaining insight into their future fashion direction. Certain designers sell their merchandise, or certain of their design collections, exclusively to us and other designers sell to us pursuant to their limited distribution policies. We compete for quality merchandise and assortment principally based on relationships and purchasing power with designer resources. Our women’s and men’s apparel and fashion accessories businesses are especially dependent upon our relationships with these designer resources. We monitor and evaluate the sales and profitability performance of each vendor and adjust our future purchasing decisions from time to time based upon the results of this analysis. We have no guaranteed supply arrangements with our principal merchandising sources and, accordingly, there can be no assurance that such sources will continue to meet our needs for quality, style and volume. In addition, our vendor base is diverse, with no single vendor representing more than 5% of the cost of our total purchases in fiscal years 2007 or 2006. The breadth of our sourcing helps mitigate risks associated with a single brand or designer.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. We receive certain allowances to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. We also receive advertising allowances from certain of our merchandise vendors, substantially all of which represent reimbursements of direct, specified and incremental costs we incurred to promote the vendors’ merchandise. These allowances are recorded as a reduction of our advertising costs when incurred. In addition, we receive allowances from certain merchandise vendors in conjunction with compensation allowances for employees who sell the vendors’ merchandise, which allowances are netted against the related compensation expenses that we incur.  For more information related to allowances received from vendors, see Note 1 to our audited consolidated financial statements included herein.

In order to expand our product assortment, we offer certain merchandise, primarily precious jewelry, which has been consigned to us from the vendor. As of July 28, 2007 and July 29, 2006, we held consigned inventories with a cost basis of approximately $307.6 million and $251.3 million, respectively, (consigned inventories are not reflected in our consolidated balance sheet as we do not take title to consigned merchandise).  From time to time, we make advances to certain of our vendors. These advances are typically deducted from amounts paid to vendors at the time we receive the merchandise or, in the case of advances made for consigned goods, at the time we sell the goods. We had net outstanding advances to vendors of approximately $31.4 million at July 28, 2007 and $25.0 million at July 29, 2006.

Inventory Management

Our merchandising function is decentralized with separate merchandising functions for Neiman Marcus stores, Bergdorf Goodman and Direct Marketing. Each merchandising function is responsible for the determination of the merchandise assortment and quantities to be purchased and, in the case of Neiman Marcus stores, for the allocation of merchandise to each store. We currently have over 400 merchandise buyers and merchandise planners.

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

We also maintain certain inventories at the Longview distribution facility. The goods held at the Longview distribution facility consist primarily of goods held in limited assortment or quantity by our stores and replenishment goods available to stores achieving high initial sales levels.  With our “locker stock” inventory management program, we maintain a portion of our most in-demand and high fashion merchandise at our distribution facilities.  For products stored in locker stock, we can ship replenishment merchandise to the stores that demonstrate the highest customer demand.  In addition, our sales associates can use the program to ship items directly to our customers, thereby improving customer service and increasing productivity.  This program also helps us to restock inventory at individual stores more efficiently, to maximize the opportunity for full-price selling and to minimize the potential risks related to excess inventories.  We plan to continue to expand this program to deliver goods to our customers more quickly and to enhance the allocation of goods to our stores.

Capital Investments

We make capital investments annually to support our long-term business goals and objectives. We invest capital in new and existing stores, distribution and support facilities as well as information technology. We have gradually increased the number of our stores over the past ten years, growing our full-line Neiman Marcus and Bergdorf Goodman store base from 27 stores at the beginning of fiscal year 1997 to our current 41 stores.

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

In the past three fiscal years, we have made capital expenditures aggregating $502 million related primarily to:

•                  the construction of new stores in San Antonio, Boca Raton, Charlotte, Austin and Natick (suburban Boston);

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

In fiscal year 2008, we anticipate capital expenditures for planned new stores in Natick, the greater Los Angeles area and suburban Seattle and for renovations of our Atlanta and Westchester stores, as well as the main Bergdorf Goodman store. We also expect to make technology related expenditures to enhance existing systems and reporting capabilities in a number of areas, including our warehousing systems at Direct Marketing.

We receive allowances from developers related to the construction of our stores thereby reducing our cash investment in these stores. We record these allowances as deferred real estate credits which are recognized as a reduction of rent expense on a straight-line basis over the lease term. We received construction allowances aggregating $24.6 million in fiscal year 2007 and $32.7 million in fiscal year 2006.

Competition

The specialty retail industry is highly competitive and fragmented. We compete for customers with specialty retailers, traditional and high-end department stores, national apparel chains, vendor-owned proprietary boutiques, individual specialty apparel stores and direct marketing firms. We compete for customers principally on the basis of quality and fashion, customer service, value, assortment and presentation of merchandise, marketing and customer loyalty programs and, in the case of Neiman Marcus and Bergdorf Goodman, store ambiance. Retailers that compete with us for distribution of luxury fashion brands include Saks Fifth Avenue, Nordstrom, Barney’s New York and other national, regional and local retailers. Many of these competitors have greater financial resources than we do. In addition, following consummation of the Transactions many of those competitors are significantly less leveraged than we are, and therefore may have greater flexibility to respond to changes in our industry.

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

Employees

As of September 1, 2007, we had approximately 17,900 employees. Neiman Marcus stores had approximately 14,700 employees, Bergdorf Goodman stores had approximately 1,300 employees, Direct Marketing had approximately 1,800 employees and Neiman Marcus Group had approximately 100 employees. Our staffing requirements fluctuate during the year as a result of the seasonality of the retail industry. We hire additional temporary associates and increase the hours of part-time employees during seasonal peak selling periods. None of our employees is subject to a collective bargaining agreement, except for approximately 13% of the Bergdorf Goodman employees. We believe that our relations with our employees are good.

Seasonality

Our business, like that of most retailers, is affected by seasonal fluctuations in customer demand, product offerings and working capital expenditures. For additional information on seasonality, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Seasonality.”

Regulation

The credit card operations that are conducted under our arrangements with HSBC are subject to numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider. HSBC is subject to regulations to which we were not subject prior to the Credit Card Sale. In addition to our proprietary credit cards, credit to our customers is also provided primarily through third parties. Any effect of these regulations or change in the regulation of credit arrangements that would materially limit the availability of credit to our customer base could adversely affect our results of operations or financial condition.

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

As a result of the Transactions, we are highly leveraged.  As of July 28, 2007, the principal amount of NMG’s total indebtedness was approximately $2,955.3 million and the unused borrowing availability under the $600 million Asset-Based Revolving Credit Facility was approximately $573.1 million after giving effect to $26.9 million of letters of credit outstanding thereunder.  NMG’s substantial indebtedness, combined with its lease and other financial obligations and contractual commitments, could have other important consequences. For example, it could:

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

In addition, NMG’s interest expense could increase if interest rates increase because the entire amount of the indebtedness under the senior secured credit facilities bears interest at floating rates.  As of July 28, 2007, NMG had approximately $1,625.0 million principal amount of floating rate debt, consisting of outstanding borrowings under Senior Secured Term Loan Facility.  NMG also had at that date approximately $573.1 million of unused floating rate debt borrowing capacity available under the Asset-Based Revolving Credit Facility based on a borrowing base of over $600.0 million at that date and after giving effect to $26.9 million used for letters of credit.  Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit its exposure to interest rate increases related to a portion of its floating rate indebtedness.

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

Contractual limitations on NMG’s ability to execute any necessary alternative financing plans could exacerbate the effects of any failure to generate sufficient cash flow to satisfy its debt service obligations.  The Asset-Based Revolving Credit Facility permits NMG to borrow up to $600.0 million; however, NMG’s ability to borrow thereunder is limited by a borrowing base, which at any time will equal the lesser of 80% of eligible inventory valued at the lower of cost or market value and 85% of the net orderly liquidation value of the eligible inventory, less certain reserves.  In addition, our ability to borrow under this facility is limited by a minimum liquidity condition, providing that, if less than $60.0 million is available at any time, NMG is not permitted to borrow any additional amounts under the Asset-Based Revolving Credit Facility unless NMG’s pro forma ratio of consolidated EBITDA to consolidated Fixed Charges (as such terms are defined in the credit agreement for the senior secured asset-based revolving credit facility) is at least 1.1 to 1.0.  Our ability to meet this financial ratio may be affected by events beyond our control which may prevent us from meeting this ratio.

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

If we significantly overestimate our future sales, our profitability may be adversely affected.

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

Based upon our expansion strategy, we expect that planned new stores will add over 565,000 square feet of new store space over approximately the next four fiscal years, representing an increase of approximately 10% above the current aggregate square footage of our full-line Neiman Marcus and Bergdorf Goodman stores, and that our store remodeling program will add additional new store space from remodels that are already underway.  New store openings involve certain risks, including constructing, furnishing and supplying a store in a timely and cost effective manner, accurately assessing the demographic or retail environment at a given location, hiring and training quality staff, obtaining necessary permits and zoning approvals, obtaining commitments from a core group of vendors to supply the new store, integrating the new store into our distribution network and building customer awareness and loyalty. In undertaking store remodels, we must complete the remodel in a timely, cost effective manner, minimize disruptions to our existing operations, and succeed in creating an improved shopping environment. If we fail to execute on these or other aspects of our store expansion and remodeling strategy, we could suffer harm to our sales, an increase in costs and expenses and an adverse effect on our business.

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

Our success in the specialty retail industry will continue to depend to a significant extent on our senior management team, buyers and key sales associates. We rely on the experience of our senior management, who have specific knowledge relating to us and our industry that would be difficult to replace. If we were to lose a portion of our buyers or key sales associates, our ability to benefit from long-standing relationships with key vendors or to provide relationship-based customer service may suffer. We may not be able to retain our current senior management team, buyers or key sales associates and the loss of any of these individuals could adversely affect our business.

Inflation may adversely affect our business operations in the future.

In recent years, we have experienced certain inflationary conditions in our cost base due primarily to (1) changes in foreign currency exchange rates that have reduced the purchasing power of the U.S. dollar and (2) increases in selling, general and administrative expenses, particularly with regard to employee benefits. Inflation can harm our margins and profitability if we are unable to increase prices or cut costs enough to offset the effects of inflation in our cost base. If inflation in these or other costs worsens, we may not be able to offset the effects of inflation and cost increases through control of expenses, passing cost increases on to customers or any other method.  Any future inflation could adversely affect our profitability and our business.

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

In July 2005, we sold our approximately three million private label credit card accounts and related assets, as well as the outstanding balances associated with such accounts and we entered into a long-term marketing and servicing alliance with HSBC that expires in June 2010.  Under the terms of this alliance, HSBC offers credit cards and non-card payment plans and bears all credit risk with respect to sales transacted on the cards bearing our brands. We receive on-going payments from HSBC related to credit card sales.  In addition, we continue to handle key customer service functions, including new account processing, most transaction authorization, billing adjustments, collection services and customer inquiries for which we receive additional compensation from HSBC.  As part of this transaction, we have changed, and will continue to change, the terms of credit offered to our customers following the Credit Card Sale.

The purchaser of our credit card business has discretion over certain policies and arrangements with our credit card customers and may change these policies and arrangements in ways that affect our relationship with these customers. In addition, there can be no assurance that, upon expiration of the current alliance with HSBC, that we will be able to enter into a replacement arrangement on terms comparable to the current arrangement. Any changes in our credit card arrangements may adversely affect our credit card program and ultimately, our business.

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

The specialty retail industry is seasonal in nature, with a higher level of sales typically generated in the fall and holiday selling seasons. We have in the past experienced significant fluctuation in our revenues from quarter to quarter with a disproportionate amount of our revenues falling in our second fiscal quarter, which coincides with the holiday season. In addition, we have significant additional cash requirements in the period leading up to the months of November and December in anticipation of higher sales volume in those periods, including payments relating to for additional inventory, advertising and employees.

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

Significant increases in costs associated with the production of catalogs and other promotional materials may adversely affect our operating income.

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

We and our subsidiaries currently own our tradenames and service marks, including the “Neiman Marcus” and “Bergdorf Goodman” marks. Our tradenames and service marks are registered in the United States and in various foreign countries, primarily in Europe. The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Moreover, we are unable to predict the effect that any future foreign or domestic intellectual property legislation or regulation may have on our existing or future business. The loss or reduction of any of our significant proprietary rights could have an adverse effect on our business.

Additionally, third parties may assert claims against us alleging infringement, misappropriation or other violations of their tradename or other proprietary rights, whether or not the claims have merit. Claims like these may be time consuming and expensive to defend and could result in our being required to cease using the tradename or other rights and selling the allegedly infringing products. This might have an adverse affect on our sales and cause us to incur significant litigation costs and expenses.

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

Substantially all of our merchandise is delivered to us by our vendors as finished goods and is manufactured in numerous locations, including Europe and the United States and, to a lesser extent, China, Mexico and South America. Our vendors rely on third party carriers to deliver merchandise to our distribution facilities. In addition, our success depends on our ability to source and distribute merchandise efficiently to our Specialty Retail stores and Direct Marketing customers. Events such as U.S. or foreign labor strikes, natural disasters, work stoppages or boycotts affecting the manufacturing or transportation sectors could increase the cost or reduce the supply of merchandise available to us and could adversely affect our results of operations.

ITEM 2. PROPERTIES

Our corporate headquarters are located at the Downtown Neiman Marcus store location in Dallas, Texas. The operating headquarters for Neiman Marcus, Bergdorf Goodman and Direct Marketing are located in Dallas, Texas; New York, New York; and Irving, Texas, respectively.

Properties that we use in our operations include Neiman Marcus stores, Bergdorf Goodman stores, clearance centers and distribution, support and office facilities. As of September 20, 2007, the approximate aggregate square footage of the properties used in our operations was as follows:

	Owned	Owned Subject to Ground Lease	Leased	Total
Neiman Marcus Stores	752,000	2,257,000	2,313,000	5,322,000
Bergdorf Goodman Stores	—	—	316,000	316,000
Clearance Centers and Other	—	—	631,000	631,000
Distribution, Support and Office Facilities	1,317,000	150,000	1,074,000	2,541,000

Neiman Marcus Stores.  As of September 20, 2007, we operated 39 Neiman Marcus stores, with an aggregate total property size of approximately 5,322,000 square feet. The following table sets forth certain details regarding each Neiman Marcus store:

Neiman Marcus Stores

Locations	Fiscal Year Operations Began	Gross Store Sq. Feet	Locations	Fiscal Year Operations Began	Gross Store Sq. Feet
Dallas, Texas (Downtown)(1)	1908	129,000	McLean, Virginia(4)*	1990	130,000
Dallas, Texas (NorthPark)(2)*	1965	218,000	Denver, Colorado(3)*	1991	90,000
Houston, Texas (Galleria)(3)*	1969	224,000	Minneapolis, Minnesota(2)	1992	119,000
Bal Harbour, Florida(2)	1971	97,000	Scottsdale, Arizona(2)*	1992	118,000
Atlanta, Georgia(2)*	1973	206,000	Troy, Michigan(3)*	1993	157,000
St. Louis, Missouri(2)	1975	145,000	Short Hills, New Jersey(3)*	1996	138,000
Northbrook, Illinois(3)	1976	144,000	King of Prussia, Pennsylvania(3)*	1996	142,000
Fort Worth, Texas(2)	1977	119,000	Paramus, New Jersey(3)*	1997	141,000
Washington, D.C.(2)*	1978	130,000	Honolulu, Hawaii(3)	1999	181,000
Newport Beach, California(3)*	1978	154,000	Palm Beach, Florida(2)	2001	53,000
Beverly Hills, California(1)*	1979	185,000	Plano, Texas (Willow Bend)(4)*	2002	156,000
Westchester, New York(2)*	1981	138,000	Tampa, Florida(3)*	2002	96,000
Las Vegas, Nevada(2)	1981	174,000	Coral Gables, Florida(2)*	2003	136,000
Oak Brook, Illinois(2)	1982	119,000	Orlando, Florida(4)*	2003	95,000
San Diego, California(2)	1982	106,000	San Antonio, Texas(4)*	2006	120,000
Fort Lauderdale, Florida(3)*	1983	94,000	Boca Raton, Florida(2)	2006	136,000
San Francisco, California(4)*	1983	251,000	Charlotte, North Carolina(3)	2007	80,000
Chicago, Illinois (Michigan Ave.)(2)	1984	188,000	Austin, Texas(3)	2007	80,000
Boston, Massachusetts(2)	1984	111,000	Natick, Massachusetts(1)	2008	102,000
Palo Alto, California(3)*	1986	120,000

(1)             Owned subject to partial ground lease.

(2)             Leased.

(3)             Owned subject to ground lease.

(4)             Owned.

*                    Mortgaged to secure our senior secured credit facilities and the 2028 Debentures.

We recently opened new stores in San Antonio (120,000 square feet) in September 2005, Boca Raton (136,000 square feet) in November 2005, Charlotte (80,000 square feet) in September 2006, Austin (80,000 square feet) in March 2007 and Natick (102,000 square feet) in September 2007 and currently plan to open new stores in:

•                  the greater Los Angeles area in Fall 2008 (120,000 square feet planned),

•                  suburban Seattle in Fall 2009 (125,000 square feet planned),

•                  Princeton in Spring 2010 (90,000 square feet planned),

•                  Long Island in Fall 2010 (150,000 square feet planned), and

•                  Sarasota, Florida in Fall 2010 (80,000 square feet planned).

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

Clearance Centers.  As of September 20, 2007, we operated 21 clearance centers that average approximately 28,300 square feet each in size.

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

Lease Terms.  The terms of the leases for substantially all of our stores, assuming all outstanding renewal options are exercised, range from 12 to 101 years. The lease on the Bergdorf Goodman Main Store expires in 2050, with no renewal options, and the lease on the Bergdorf Goodman Men’s Store expires in 2010, with two 10-year renewal options. Most leases provide for monthly fixed rentals or contingent rentals based upon sales in excess of stated amounts and normally require us to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs.

For further information on our properties and lease obligations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 of the Notes to Consolidated Financial Statements in Item 15.

ITEM 3. LEGAL PROCEEDINGS

We are currently involved in various legal actions and proceedings that arose in the ordinary course of our business. We believe that any liability arising as a result of these actions and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the quarter ended July 28, 2007.

PART II

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is qualified in entirety by our consolidated financial statements (and the related Notes thereto) contained in Item 15 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. We derived the selected financial data as of July 28, 2007 and July 29, 2006 and for the fiscal year ended July 28, 2007, the forty-three weeks ended July 29, 2006, nine weeks ended October 1, 2005 and fiscal year ended July 30, 2005 from our audited consolidated financial statements and related notes.  The selected financial data as of July 30, 2005, July 31, 2004 and August 2, 2003 and for the fiscal years ended July 31, 2004 and August 2, 2003 reflect adjustments to the Predecessor’s audited consolidated financial statements to reclassify the operations of Gurwitch Products, L.L.C. and Kate Spade LLC as discontinued operations.

	(Successor)		(Predecessor)
(in thousands)	Fiscal year ended July 28, 2007	Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005	Fiscal year ended July 30, 2005		Fiscal year ended July 31, 2004		Fiscal year ended August 2, 2003
OPERATING RESULTS

Revenues	$4,390.1	$3,397.7	$632.4	$3,695.1		$3,420.7		$3,000.5
Cost of goods sold including buying and occupancy costs (excluding depreciation)	2,753.8	2,219.4	371.5	2,349.2		2,201.2		1,976.2
Selling, general and administrative expenses (excluding depreciation)	1,015.1	802.4	155.6	907.3		842.9		783.0
Income from credit card program	(65.7)	(49.4)	(7.8)	(71.6)		(55.8)		(53.3)
Depreciation and amortization	208.7	166.6	19.2	103.6		96.3		80.7
Operating earnings	476.8 (1)	258.7	70.3 (2)	397.4	(3)	332.2	(5)	213.8
Earnings from continuing operations before income taxes and change in accounting principle	217.0	41.0	71.2	385.2		316.3		197.6
(Loss) earnings from discontinued operations, net of tax	(22.8)	(14.0)	(0.8)	5.0		4.7		2.5
Net earnings	$111.9	$12.5	$44.2	$248.8	(4)	$204.8	(6)	$109.3	(7)

	(Successor)		(Predecessor)
	July 28, 2007	July 29, 2006		July 30, 2005		July 31, 2004		August 2, 2003

FINANCIAL POSITION
Cash and cash equivalents	$141.2	$223.7		$852.6		$364.2		$202.9
Merchandise inventories	918.3	793.6		729.3		703.6		676.1
Total current assets	1,215.0	1,135.9		1,708.5		1,706.2		1,246.1
Property and equipment, net	1,043.7	1,030.3		836.7		740.1		726.7
Total assets	6,501.0	6,608.0		2,660.7		2,617.6		2,104.5
Current liabilities	767.9	699.1		617.3		727.7		530.4
Long-term liabilities	$4,175.1	$4,474.9		$457.3		$509.1		$428.0

	(Successor)			(Predecessor)
	Fiscal year ended July 28, 2007		Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005		Fiscal year ended July 30, 2005		Fiscal year ended July 31, 2004		Fiscal year ended August 2, 2003
OTHER OPERATING DATA
Capital expenditures	$147.9		$138.2	$25.6		$190.3		$114.4		$127.6
Depreciation expense	$136.5		$107.0	$19.2		$103.6		$96.3		$80.7
Rent expense and related occupancy costs	$87.5		$69.3	$12.5		$72.3		$65.3		$62.5
Change in comparable revenues (8)	6.7%		6.8%	9.8%		9.8%		14.0%		3.8%
Number of stores open at period end	40		38	37		36		37		37

NON-GAAP FINANCIAL MEASURE
EBITDA (9)	$685.6	(1)	$425.3	$89.5	(2)	$501.1	(3)	$428.6	(5)	$279.8	(7)

(1)             For fiscal year 2007, operating earnings and EBITDA include 1) $11.5 million pretax impairment charge related to the writedown to fair value in the net carrying value of the Horchow tradename, offset by 2) $4.2 million of other income we received in connection with the merger of Wedding Channel.com, in which we held a minority interest, and The Knot and 3) $6.0M of other income related to aged, non-escheatable gift cards.

(2)             For the nine weeks ended October 1, 2005, operating earnings and EBITDA include $23.5 million of transaction and other costs incurred in connection with the Transactions. These costs consist primarily of $4.5 million of accounting, investment banking, legal and other costs associated with the Transactions and a $19.0 million non-cash charge for stock compensation resulting from the accelerated vesting of Predecessor stock options and restricted stock in connection with the Acquisition.

(3)             For fiscal year 2005, operating earnings and EBITDA include a $15.3 million pretax loss related to the disposition of Chef’s Catalog in November 2004 and a $6.2 million pretax gain related to the sale of our credit card portfolio.

(4)             For fiscal year 2005, net earnings reflect tax benefits aggregating $7.6 million resulting from favorable settlements associated with previous state tax filings and reductions in previously recorded deferred tax liabilities.

(5)             For fiscal year 2004, operating earnings and EBITDA include a $3.9 million pretax impairment charge related to the writedown to fair value in the net carrying value of the Chef’s Catalog tradename intangible asset.

(6)             For fiscal year 2004, net income reflects a $7.5 million tax benefit related to favorable settlements associated with previous state tax filings.

(7)             For fiscal year 2003, net earnings and EBITDA reflect an after-tax charge of $14.8 million for the writedown of certain intangible assets related to prior purchase business combinations as a result of the implementation of a new accounting principle.

(8)             Comparable revenues include 1) revenues derived from our retail stores open for more than 52 weeks, including stores that have been relocated or expanded and 2) revenues from our Direct Marketing operation. Comparable revenues exclude 1) revenues of closed stores, 2) revenues from our discontinued operations (Gurwitch Products, L.L.C. and Kate Spade LLC) and 3) revenues of our previous Chef’s Catalog operations (sold in November 2004).  The calculation of the change in comparable revenues for 2003 is based on revenues for the 52 weeks ended August 2, 2003 compared to revenues for the 52 weeks ended July 27, 2002.

(9)             For an explanation of EBITDA, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measure-EBITDA.”

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

Overview

Neiman Marcus, Inc. (the Company), together with our operating segments and subsidiaries, is a high-end specialty retailer. Our operations include the Specialty Retail stores segment and the Direct Marketing segment. The Specialty Retail stores segment consists primarily of Neiman Marcus and Bergdorf Goodman stores. The Direct Marketing segment conducts both online operations and print catalogs under the brand names of Neiman Marcus, Bergdorf Goodman and Horchow.

The Company acquired The Neiman Marcus Group, Inc. (NMG) on October 6, 2005 through a merger transaction with Newton Acquisition Merger Sub, Inc., a wholly-owned subsidiary of Neiman Marcus, Inc.  The acquisition was accomplished through the merger of the Newton Acquisition Merger Sub, Inc. with and into NMG, with NMG being the surviving entity (the Acquisition).  Subsequent to the Acquisition, NMG is a subsidiary of the Company, which is controlled by Newton Holding, LLC (Holding). Both the Company and Holding were formed by investment funds affiliated with TPG Capital (formerly Texas Pacific Group) and Warburg Pincus LLC (collectively, the Sponsors).

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

We have prepared our discussion of the results of operations for the fiscal year ended July 29, 2006 by combining the earnings and cash flows for the Predecessor nine-week period ended October 1, 2005 and the Successor forty-three week period ended July 29, 2006. Although this combined presentation does not comply with generally accepted accounting principles (GAAP), we believe that it provides a meaningful method of comparison. The combined operating results have not been prepared on a pro forma basis under applicable regulations and may not reflect the actual results we would have achieved absent the Transactions.

In connection with the Transactions, we incurred significant indebtedness and became highly leveraged. See “Liquidity and Capital Resources.” In addition, the purchase price paid in connection with the Acquisition was allocated to state the acquired assets and liabilities at fair value at the Acquisition date. The purchase accounting adjustments increased the carrying values of our property and equipment and inventory, established intangible assets for our tradenames, customer lists and favorable lease commitments and revalued our long-term benefit plan obligations, among other things. Subsequent to the Transactions, interest expense and non-cash depreciation and amortization charges have significantly increased. As a result, our successor financial statements subsequent to the Transactions are not comparable to our predecessor financial statements.

Our fiscal year ends on the Saturday closest to July 31. All references to fiscal year 2007 relate to the 52 weeks ended July 28, 2007; all references to fiscal year 2006 relate to the combined 52 weeks ended July 29, 2006 (calculated as described above) and all references to fiscal year 2005 relate to the 52 weeks ended July 30, 2005.

On July 27, 2006, we sold our majority interest in Gurwitch Products, L.L.C. to Alticor Inc., for pretax net cash proceeds of approximately $40.8 million (Gurwitch Disposition).  Gurwitch Products, L.L.C. designs and markets the Laura Mercier cosmetics line and had annual revenues of approximately $59.0 million (after intercompany eliminations) in fiscal year 2006.  The net assets of Gurwitch Products, L.L.C. were sold for their net carrying value (after purchase accounting adjustments made in connection with the Transactions to state such assets at fair value).

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

Kate Spade LLC designs and markets high-end accessories and had revenues of approximately $75.5 million (after intercompany eliminations) in fiscal year 2006. Fiscal year 2007 revenues of Kate Spade LLC through its disposition in December 2006 aggregated $29.6 million.

The Company’s consolidated financial statements, accompanying notes and other information provided in this Annual Report on Form 10-K reflect Gurwitch Products, L.L.C. and Kate Spade LLC as discontinued operations for all periods presented.

Recent Developments

On September 6, 2007, we announced preliminary total revenues and comparable revenues of approximately $282.6 million and $276.3 million, respectively, for the four-week August period of fiscal year 2008, representing increases of 7.0% and 4.6%, respectively, compared to the four-week August period of fiscal year 2007. For the four-week August period of fiscal year 2008, comparable revenues increased 5.0% in our Specialty Retail stores and 2.5% in Direct Marketing.

All the financial data set forth above for the four-week August period of fiscal year 2008 are preliminary and unaudited and subject to revision based upon our review and a review by our independent registered public accounting firm of our financial condition and results of operations for the quarter ending October 27, 2007. Once we and our independent registered public accounting firm have completed our respective reviews of our financial information for the quarter ending October 27, 2007, we may report financial results that are different from those set forth above.

Factors Affecting Our Results

Revenues.  We generate our revenues from the sale of high-end merchandise through our Specialty Retail stores and Direct Marketing operation. Components of our revenues include:

•                  Sales of merchandise—Revenues from our Specialty Retail stores are recognized at the later of the point of sale or the delivery of goods to the customer. Revenues from our Direct Marketing operation are recognized when the merchandise is delivered to the customer. We maintain reserves for anticipated sales returns primarily based on our historical trends related to returns by both our Specialty Retail and Direct Marketing customers. Revenues exclude sales taxes collected from our customers.

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

•                  changes in the level of promotional events conducted by our Specialty Retail and Direct marketing operations;

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

Cost of goods sold including buying and occupancy costs (excluding depreciation) (COGS).  COGS consists of the following components:

•                  Inventory costs—We utilize the retail method of accounting. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio, for various groupings of similar items, to the retail value of our inventories. Merchandise inventories are stated at the lower of cost or market. The cost of the inventory reflected on the consolidated balance sheet is decreased by charges to cost of goods sold at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted when merchandise is marked down. With the introduction of new fashions in the first and third fiscal quarters and our emphasis on full-price selling in these quarters, a lower level of markdowns and higher margins are characteristic of these quarters.

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise. These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold.  We received vendor allowances of $103.4 million, or 2.4% of revenues, in fiscal year 2007, $94.5 million, or 2.3% of revenues, in fiscal year 2006 (including $2.4 million for the Predecessor prior to the Acquisition) and $87.7 million, or 2.4% of revenues, in fiscal year 2005.

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

Selling, general and administrative expenses (excluding depreciation) (SG&A).  SG&A principally consists of costs related to employee compensation and benefits in the selling and administrative support areas, advertising and catalog costs and insurance and long-term benefits expenses. A significant portion of our selling, general and administrative expenses are variable in nature and are dependent on the sales we generate.

Advertising costs incurred by our Specialty Retail segment consist primarily of print media costs related to promotional materials mailed to our customers, while advertising costs incurred by our Direct Marketing operation relate to the production, printing and distribution of our print catalogs and the production of the photographic content on our websites, as well as online marketing costs. We receive advertising allowances from certain of our merchandise vendors. Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media. As a result, these allowances are recorded as a reduction of our advertising costs when earned. Vendor allowances earned and recorded as a reduction to selling, general and administrative expenses aggregated approximately $63.4 million, or 1.4% of revenues, in fiscal year 2007, $61.7 million, or 1.5% of revenues, in fiscal year 2006 (including $18.6 million for the Predecessor prior to the Acquisition) and $57.5 million, or 1.6% of revenues, in fiscal year 2005.

We also receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendor’s merchandise. These allowances are netted against the related compensation expense that we incur. Amounts received from vendors related to compensation programs were $65.4 million, or 1.5% of revenues, in fiscal year 2007, $59.5 million, or 1.5% of revenues, in fiscal year 2006 (including $10.1 million for the Predecessor prior to the Acquisition) and $53.2 million, or 1.4% of revenues, in fiscal year 2005.

Changes in our selling, general and administrative expenses are affected primarily by the following factors:

•                  changes in the number of sales associates primarily due to new store openings and expansion of existing stores, including increased health care and related benefits expenses;

•                  changes in expenses incurred in connection with our advertising and marketing programs; and

•                  changes in expenses related to insurance and long-term benefits due to general economic conditions such as rising health care costs.

Income from credit card program.  Prior to the Credit Card Sale on July 7, 2005, our credit card operations generated finance charge income, net of credit losses, which we recognized as income when earned. As a part of the Credit Card Sale, we entered into a long-term marketing and servicing alliance with HSBC that expires in June 2010. Under the terms of this alliance, HSBC offers credit card and non-card payment plans and bears all credit risk with respect to sales transacted on the cards bearing our brands. We receive ongoing payments from HSBC based on net credit card sales and compensation for marketing and servicing activities (HSBC Program Income). We recognize HSBC Program Income when earned.

As a percentage of revenues, the HSBC Program Income is lower than the net finance charge income we earned prior to the Credit Card Sale. However, the resulting decrease in income from credit card program is mitigated, in part, by 1) decreases in SG&A expenses we incur due to the transfer of certain servicing functions to HSBC after the sale, 2) decreases in our capital investments related to the servicing of the credit card portfolio and 3) decreases in carrying costs related to our previous funding of the seasonal working capital requirements of the credit card portfolio. In tandem with HSBC, we initiated various changes in our credit card program to alter the credit terms available to our cardholders and to enhance the earnings of the portfolio.  In the future, the HSBC Program Income may be:

•                  increased or decreased based upon future changes to our historical credit card program related to, among other things, the interest rates applied to unpaid balances and the assessment of late fees; and

•                  decreased based upon the level of future services we provide to HSBC.

Fiscal Year 2007 Highlights

We believe that our product assortment of luxury, designer and fashion merchandise, coupled with our sales promotion activities and our commitment to superior customer service, have been critical to our success in the past. In addition, we believe these factors are critical to our future growth and success.  Highlights from fiscal year 2007 include:

•                  Increases in revenues—Our revenues for fiscal year 2007 were $4,390.1 million, the highest in our history. Revenues increased by 8.9% in fiscal year 2007 as compared to fiscal year 2006. This increase was attributable to 1) increases in comparable revenues, 2) revenues from new stores and 3) higher internet sales.

Comparable revenues increased 6.7% in fiscal year 2007 and were achieved on top of increases in comparable revenues of 7.3% in fiscal year 2006.  Comparable revenues percentage increases by fiscal quarter for fiscal year 2007 as compared to the same periods in fiscal year 2006 were:

First fiscal quarter	6.8%
Second fiscal quarter	6.8%
Third fiscal quarter	6.1%
Fourth fiscal quarter	7.0%

For Specialty Retail stores, our sales per square foot increased by 4.4% to $638 in fiscal year 2007 compared to $611 in fiscal year 2006.

•                  Decreases in cost of goods sold including buying and occupancy costs (excluding depreciation)—COGS represented 62.7% of revenues in fiscal year 2007 and 64.3% of revenues in fiscal year 2006. This decrease is primarily due to non-cash purchase accounting adjustments in fiscal year 2006 of $38.1 million, or 0.9% of revenues.  Excluding the impact of purchase accounting adjustments, COGS decreased by 0.7% of revenues in fiscal year 2007.  The fiscal year 2007 decrease in COGS was achieved on top of a decrease in COGS of 0.2% of revenues in fiscal year 2006.  We believe these decreases are reflective of a both lower product costs and a lower level of markdowns required in the Fall Season of fiscal year 2007 as well as our continuing emphasis on full-price sales and inventory management.

•                  Decreases in selling, general and administrative expenses (excluding depreciation)—SG&A decreased in fiscal year 2007 to 23.1% of revenues from 23.8% of revenues in fiscal year 2006.  The fiscal 2007 decrease in SG&A was achieved on top of a decrease in SG&A of 0.8% of revenues in fiscal year 2006.  We believe these decreases are reflective of both our continued leveraging of certain costs, primarily advertising, and emphasis on expense containment and control.

•                  Increases in operating earnings—For fiscal year 2007, our operating earnings were $476.8 million, or 10.9% of revenues, compared to $329.0 million, or 8.2% of revenues, for fiscal year 2006.  Fiscal year 2007 operating earnings increased primarily due to 1) an increase of $104.7 million in the operating earnings generated by our Specialty Retail Stores and Direct Marketing segments given the year-over-year increases in revenues, gross margins achieved and expense leveraging, 2) a decrease of $23.5 million in transaction costs incurred in the first quarter of fiscal year 2006 and 3) a $21.7 million net decrease in non-cash items related to the amortization of intangible assets and other asset valuation adjustments recorded in connection with the Acquisition.

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

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net revenues for the periods indicated.

	Fiscal year ended July 28, 2007	Fiscal year ended July 29, 2006	Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005	Fiscal year ended July 30, 2005
	(Successor)	(Combined)	(Successor)	(Predecessor)	(Predecessor)
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs (excluding depreciation)	62.7	64.3	65.3	58.8	63.6
Selling, general and administrative expenses (excluding depreciation)	23.1	23.8	23.6	24.6	24.6
Income from credit card program	(1.5)	(1.4)	(1.5)	(1.2)	(1.9)
Depreciation expense	3.1	3.1	3.1	3.0	2.8
Amortization of customer lists	1.2	1.1	1.3	—	—
Amortization of favorable lease commitments	0.4	0.4	0.4	—	—
Other expense, net	—	—	—	—	—
Transaction and other costs	—	0.6	—	3.7	—
Loss on disposition of Chef’s Catalog	—	—	—	—	0.4
Gain on credit card sale	—	—	—	—	(0.2)
Operating earnings	10.9	8.2	7.6	11.1	10.8
Interest expense (income), net	5.9	5.4	6.4	(0.1)	0.3
Earnings from continuing operations before income taxes	4.9	2.8	1.2	11.3	10.4
Income taxes	1.9	1.0	0.4	4.1	3.8
Earnings from continuing operations	3.1	1.8	0.8	7.1	6.6
(Loss) earnings from discontinued operations, net of taxes	(0.5)	(0.4)	(0.4)	(0.1)	0.1
Net earnings	2.5%	1.4%	0.4%	7.0%	6.7%

In connection with the Transactions, the Company incurred significant indebtedness and became highly leveraged.  See “Liquidity and Capital Resources.”  In addition, the purchase price paid in connection with the Acquisition was allocated to state the acquired assets and liabilities at fair value.  The purchase accounting adjustments increased the carrying values of our property and equipment and inventory, established intangible assets for our tradenames, customer lists and favorable lease commitments and revalued our long-term benefit plan obligations, among other things.  Subsequent to the Transactions, interest expense and non-cash depreciation and amortization charges have significantly increased.  As a result, our Successor financial statements subsequent to the Transactions are not comparable to our Predecessor financial statements.

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

(dollars in millions, except sales per square foot)	Fiscal year ended July 28, 2007	Fiscal year ended July 29, 2006	Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005	Fiscal year ended July 30, 2005
	(Successor)	(Combined)	(Successor)	(Predecessor)	(Predecessor)
REVENUES
Specialty Retail stores	$3,674.6	$3,374.8	$2,829.9	$544.9	$3,103.0
Direct Marketing	715.5	655.3	567.8	87.5	592.1
Total	$4,390.1	$4,030.1	$3,397.7	$632.4	$3,695.1

OPERATING EARNINGS
Specialty Retail stores	$490.6	$403.7	$312.3	$91.4	$377.8
Direct Marketing	116.0	98.2	90.0	8.2	75.2
Subtotal	606.6	501.9	402.3	99.6	453.0
Corporate expenses	(56.2)	(55.4)	(49.6)	(5.8)	(46.5)
Amortization of customer lists and favorable lease commitments	(72.3)	(59.6)	(59.6)	—	—
Non-cash items related to other valuation adjustments made in connection with the Acquisition	—	(34.4)	(34.4)	—	—
Other expense, net (1)	(1.3)	—	—	—	—
Transaction and other costs	—	(23.5)	—	(23.5)	—
Loss on disposition of Chef’s Catalog	—	—	—	—	(15.3)
Gain on Credit Card Sale	—	—	—	—	6.2
Total	$476.8	$329.0	$258.7	$70.3	$397.4

OPERATING PROFIT MARGIN
Specialty Retail stores	13.4%	12.0%	11.0%	16.8%	12.2%
Direct Marketing	16.2%	15.0%	15.8%	9.4%	12.7%
Total	10.9%	8.2%	7.6%	11.1%	10.8%

CHANGE IN COMPARABLE REVENUES (2)
Specialty Retail stores	6.2%	6.1%	5.4%	9.8%	8.7%
Direct Marketing	9.2%	13.3%	13.9%	9.6%	16.3%
Total	6.7%	7.3%	6.8%	9.8%	9.8%

SALES PER SQUARE FOOT
Specialty Retail stores	$638	$611	$508	$103	$577

STORE COUNT
Neiman Marcus and Bergdorf Goodman stores:
Open at beginning of period	38	36	37	36	37
Opened during the period	2	2	1	1	(1)
Open at end of period	40	38	38	37	36
Clearance centers:
Open at beginning of period	18	16	17	16	14
Opened during the period	2	2	1	1	2
Open at end of period	20	18	18	17	16

NON-GAAP FINANCIAL DATA
EBITDA (3)	$685.6	$514.8	$425.3	$89.5	$501.1

(1)             For fiscal year 2007, other expense, net includes 1) $11.5 million pretax impairment charge related to the writedown to fair value in the net carrying value of the Horchow tradename, offset by 2) $4.2 million of other income we received in connection with the merger of Wedding Channel.com, in which we held a minority interest, and The Knot and 3) $6.0M of other income related to aged, non-escheatable gift cards.

(2)             Comparable revenues include 1) revenues derived from our retail stores open for more than 52 weeks, including stores that have been relocated or expanded and 2) revenues from our Direct Marketing operation. Comparable revenues exclude 1) revenues of closed stores, 2) revenues from our discontinued operations (Gurwitch Products, L.L.C. and Kate Spade LLC) and 3) revenues of our previous Chef’s Catalog operations (sold in November 2004).

(3)             For an explanation of EBITDA, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measure-EBITDA.”

Fiscal Year Ended July 28, 2007 Compared to Fiscal Year Ended July 29, 2006

Revenues.  Our revenues for fiscal year 2007 of $4,390.1 million increased $360.0 million, or 8.9%, from $4,030.1 million in fiscal year 2006.  The increase in revenues was due to increases in comparable revenues, revenues from new stores and a net increase in revenues from our Direct Marketing operation. Internet sales by Direct Marketing were $499.0 million, an increase of 22.5% compared to fiscal year 2006. The increase in internet sales was partially offset by decreases in catalog sales as well as decreases in revenues from the Horchow brand. Revenues increased in fiscal year 2007 compared to the prior fiscal year at all our operating companies.

Comparable revenues for fiscal year ended July 28, 2007 were $4,299.2 million compared to $4,030.1 million in fiscal year 2006, representing an increase of 6.7%. Comparable revenues increased in fiscal year 2007 by 6.2% for Specialty Retail stores and 9.2% for Direct Marketing compared to fiscal year 2006. New stores generated sales of $88.7 million in fiscal year 2007.

Changes in comparable revenues by fiscal quarter are as follows:

	Fiscal Year 2007				Fiscal Year 2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Specialty Retail stores	6.6%	5.6%	7.0%	5.4%	5.8%	5.7%	4.5%	8.8%
Direct Marketing	9.0%	8.7%	6.1%	14.7%	13.2%	16.5%	13.2%	10.4%
Total	7.0%	6.1%	6.8%	6.8%	7.0%	7.3%	6.0%	9.0%

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for fiscal year 2007 and fiscal year 2006 were:

	Fiscal year ended July 28, 2007 (Successor)		Fiscal year ended July 29, 2006 (Combined)
(in millions, except percentages)	$	% of revenues	$	% of revenues
COGS, before purchase accounting adjustments	$2,753.8	62.7%	$2,552.9	63.4%
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of acquired inventories	—	—	38.1	0.9
COGS, as reported	$2,753.8	62.7%	$2,591.0	64.3%

We present the non-GAAP financial measure COGS, before purchase accounting adjustments because we use this measure to monitor and evaluate the performance of our business and believe the presentation of this measure will enhance investors’ ability to analyze trends in our business and evaluate our performance relative to other companies in our industry.

The decrease in COGS as reported under GAAP to 62.7% of revenues from 64.3% in the prior fiscal year is primarily due to:

•            $38.1 million of non-cash charges included in COGS in fiscal year 2006 primarily related to the step-up in the carrying value of the acquired inventories recorded in connection with the Transactions; and

•            increased margins of approximately 0.6% of revenues primarily attributable to our Specialty Retail stores due primarily to lower product costs, a decrease in net markdowns incurred in the Fall Season and a higher level of full-price sales in fiscal year 2007.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  We receive certain allowances to reimburse us for markdowns taken and/or to support the gross margins realized in connection with the sales of the vendor’s merchandise.  We recognize these allowances as a decrease in COGS when the allowances are earned and approved by the vendor.  Other allowances we receive represent reductions to the amounts paid to acquire the merchandise.  We recognize these allowances as a reduction in the cost of the acquired merchandise resulting in a decrease in COGS at the time the goods are sold.  We received vendor allowances of $103.4 million, or 2.4% of revenues, in fiscal year 2007 and $94.5 million, or 2.3% of revenues, in fiscal year 2006.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses were 23.1% of revenues in fiscal year 2007 compared to 23.8% of revenues in the prior fiscal year.

The net decrease in SG&A expenses as a percentage of revenues in fiscal year 2007 was primarily due to:

•            a decrease in marketing and advertising costs of approximately 0.4% of revenues primarily due to 1) higher internet sales by our Direct Marketing segment, which have a lower expense to revenue ratio than catalog sales and 2) a decrease in costs incurred by our Specialty Retail stores;

•            a decrease of approximately 0.4% of revenues in our payroll and employee benefit costs, primarily due to the leveraging of these expenses on a higher level of revenues in fiscal year 2007 and favorable insurance claims experience; and

•            a decrease in preopening expenses of approximately 0.1% of revenues.

These decreases in SG&A expenses, as a percentage of revenues, were partially offset by an increase in estimated annual incentive compensation costs in fiscal year 2007 of approximately 0.2% of revenues.

Income from credit card program.   We received HSBC Program Income of $65.7 million, or 1.5% of revenues, in fiscal year 2007 compared to $57.2 million, or 1.4% of revenues, in fiscal year 2006.  HSBC Program Income increased as a percentage of revenues in fiscal year 2007 compared to the prior fiscal year as a result of changes made to our credit card program in fiscal year 2006 related to, among other things, the interest rates applied to unpaid balances and the assessment of late fees.

Depreciation expense.  Depreciation expense was $136.5 million, or 3.1% of revenues, in fiscal year 2007 compared to $126.2 million, or 3.1% of revenues, in the prior fiscal year.  The increase in depreciation expense was primarily due to new store construction, store renovations and other capital spending in recent years.

Amortization expense.  Amortization of acquisition related intangibles (customer lists and favorable lease commitments) recorded as a result of the application of purchase accounting in connection with the Acquisition aggregated $72.3 million, or 1.6% of revenues, for fiscal year 2007 and $59.6 million, or 1.5% of revenues, for fiscal year 2006.  The increase in amortization expense in fiscal year 2007 is due primarily to the fact that the Successor period in which amortization expense was recorded in fiscal year 2006 consisted of only forty-three weeks.

Segment operating earnings.  Segment operating earnings for our Specialty Retail stores and Direct Marketing segments do not reflect the impact of adjustments to revalue our assets and liabilities to estimated fair value at the Acquisition date.  See Note 17 to our consolidated financial statements.

Operating earnings for our Specialty Retail stores segment were $490.6 million, or 13.4% of Specialty Retail stores revenues, for fiscal year 2007 compared to $403.7 million, or 12.0% of Specialty Retail stores revenues, for the prior fiscal year.  The increase in operating margin as a percentage of revenues was primarily due to 1) increased product margins due primarily to both lower product costs and lower markdowns and a higher portion of full-price sales and 2) net reductions in expenses as a percentage of revenues, primarily marketing and advertising, insurance, benefits and pre-opening expenses partially offset by higher incentive compensation.

Operating earnings for Direct Marketing increased to $116.0 million, or 16.2% of Direct Marketing revenues, in fiscal year 2007 from $98.2 million, or 15.0% of Direct Marketing revenues, for the prior fiscal year.  The increases in operating earnings and operating margin for Direct Marketing were primarily the result of 1) a decrease in advertising and marketing costs, as a percentage of revenues, due to the continued growth in internet sales, partially offset by 2) an increase in buying and occupancy costs required to support the growth in sales.

Interest expense, net.  Net interest expense was $259.8 million, or 5.9% of revenues, in fiscal year 2007 and $216.8 million, or 5.4% of revenues, for the prior fiscal year.  The significant components of interest expense are as follows:

(in thousands)	Fiscal year ended July 28, 2007	Fiscal year ended July 29, 2006	Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005
	(Successor)	(Combined)	(Successor)	(Predecessor)

Asset-Based Revolving Credit Facility	$—	$1,332	$1,332	$—
Senior Secured Term Loan Facility	128,380	111,662	111,662	—
2028 Debentures	8,915	8,808	7,266	1,542
Senior Notes	63,000	51,421	51,421	—
Senior Subordinated Notes	51,875	42,339	42,339	—
2008 Notes	—	2,077	638	1,439
Amortization of debt issue costs	14,141	11,824	11,728	96
Other	3,689	316	111	205
Total interest expense	270,000	229,779	226,497	3,282
Less:
Interest income	7,370	8,432	5,386	3,046
Capitalized interest	2,825	4,592	3,446	1,146
Interest expense (income), net	$259,805	$216,755	$217,665	$(910)

The increase in interest expense is due to the $3.3 billion increase in debt incurred in connection with the Transactions.  The decrease in interest income in fiscal year 2007 was due primarily to lower average invested balances after the Transactions.

Other expense, net. In the first quarter of fiscal year 2007, we received consideration aggregating $4.2 million, or 0.1% of revenues, in connection with the merger of Wedding Channel.com, in which we held a minority interest, and The Knot. We accounted for our investment in Wedding Channel.com under the cost method. In prior years, we had previously reduced our carrying value of this investment to zero.

In the fourth quarter of fiscal year 2007, we recorded $6.0 million of other income for the breakage on gift cards we previously sold and issued.  The income was recognized based upon our analysis of the aging of these gift cards, our determination that the likelihood of future redemption is remote and our determination that such balances are not subject to escheatment laws applicable to our operations.  Prior to the fourth quarter of fiscal year 2007, we had not recognized breakage on gift cards pending, among other things, our final determination of the applicable escheatment laws applicable to our operations.  We will evaluate gift card breakage in the future on an ongoing basis.  We do not believe gift card breakage will have a material impact on our future operations.

In the fourth quarter of fiscal year 2007, we recorded a $11.5 million pretax impairment charge related to the writedown to fair value in the net carrying value of the Horchow tradename based upon lower anticipated future revenues associated with the brand.

Income taxes.  Our effective income tax rate was 37.9% for fiscal year 2007.  Our effective income tax rate was 35.6% for the forty-three weeks ended July 29, 2006 and 36.8% for the nine weeks ended October 1, 2005, resulting in a combined fiscal year 2006 rate of 36.4%.  Our effective tax rate for fiscal year 2007 was negatively impacted by increases in tax liabilities for settlements with taxing authorities.

We closed the Internal Revenue Service (IRS) examinations of federal tax returns for fiscal years 2004 and 2003 during the first quarter of fiscal year 2007 and paid the related tax liability during the second quarter of fiscal year 2007.  The IRS is now examining our federal tax returns for fiscal years 2005 and 2006.  We believe our recorded tax liabilities as of July 28, 2007 are sufficient to cover any potential assessments to be made by the IRS upon the completion of their examinations. We will continue to monitor the progress of the IRS examinations and review our recorded tax liabilities for potential audit assessments.  Adjustments to increase or decrease the recorded tax liabilities may be required in the future as additional facts become known.

Fiscal Year Ended July 29, 2006 Compared to Fiscal Year Ended July 30, 2005

Revenues.  Revenues for fiscal year 2006 of $4,030.1 million increased $335.0 million, or 9.1%, from $3,695.1 million in fiscal year 2005, reflecting increases in comparable revenues, revenues from new stores and higher internet sales.  Revenues increased in fiscal year 2006 compared to fiscal year 2005 at all our operating companies.

Comparable revenues for fiscal year 2006 were $3,922.9 million compared to $3,671.7 million in fiscal year 2005, representing an increase of 7.3%. Comparable revenues increased in fiscal year 2006 by 6.1% for Specialty Retail stores and 13.3% for Direct Marketing compared to fiscal year 2005.

Changes in comparable revenues by fiscal quarter are as follows:

	Fiscal Year 2006				Fiscal Year 2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Specialty Retail stores	5.8%	5.7%	4.5%	8.8%	7.4%	6.5%	9.6%	11.1%
Direct Marketing	13.2%	16.5%	13.2%	10.4%	19.5%	16.8%	15.8%	13.1%
Total	7.0%	7.3%	6.0%	9.0%	9.2%	7.9%	10.7%	11.4%

In fiscal year 2006, internet sales by Direct Marketing were $405.7 million, an increase of 33.0% from fiscal year 2005, excluding Chef’s Catalog. Total revenues of Chef’s Catalog (prior to its sale in November 2004) of $13.9 million are included in consolidated revenues for fiscal year 2005.

                Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for fiscal year 2006 and fiscal year 2005 were:

	Fiscal year ended July 29, 2006		Fiscal year ended July 30, 2005
	(Combined)		(Predecessor)
(in millions, except percentages)	$	% of revenues	$	% of revenues

COGS, before purchase accounting adjustments	$2,552.9	63.4%	$2,349.2	63.6%
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of acquired inventories	38.1	0.9	—	—
COGS, as reported	$2,591.0	64.3%	$2,349.2	63.6%

We present the non-GAAP financial measure COGS, before purchase accounting adjustments because we use this measure to monitor and evaluate the performance of our business and believe the presentation of this measure will enhance investors’ ability to analyze trends in our business and evaluate our performance relative to other companies in our industry.

The increase in COGS as reported under GAAP to 64.3% of revenues from 63.6% in the prior fiscal year is primarily due to $38.1 million of non-cash charges included in COGS in fiscal year 2006 primarily related to the step-up in the carrying value of the acquired inventories recorded in connection with the Transactions.  COGS before purchase accounting adjustments was 63.4% of revenues compared to 63.6% of revenues in the prior year reflecting a decrease in product costs primarily due to lower net markdowns.

We incurred a lower level of net markdowns in our Specialty Retail stores in fiscal year 2006 primarily due to:

•                    higher levels of full-price selling; and

•                  markdown savings, primarily in the Spring season, related to lower markdown percentages taken in connection with the end-of-season clearance activities in our full-line stores.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. We receive certain allowances to reimburse us for markdowns taken and/or to support the gross margins realized in connection with the sales of the vendor’s merchandise. We recognize these allowances as a decrease in COGS when the allowances are earned and approved by the vendor. Other allowances we receive represent reductions to the amounts initially paid to acquire the merchandise. We recognize these allowances as a reduction in the cost of the acquired merchandise resulting in a decrease in COGS at the time the goods are sold. We received vendor allowances of $94.5 million, or 2.3% of revenues, in fiscal year 2006 and $87.7 million, or 2.4% of revenues, in fiscal year 2005.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses were 23.8% of revenues in fiscal year 2006 compared to 24.6% of revenues in the prior fiscal year period.

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

Income from credit card program.  We received HSBC Program Income of $57.2 million, or 1.4% of revenues, in fiscal year 2006 compared to net finance charge income of $71.6 million, or 1.9% of revenues, in fiscal year 2005.

Depreciation expense.  Depreciation expense was $126.2 million, or 3.1% of revenues, in fiscal year 2006 compared to $103.6 million, or 2.8% of revenues, in the prior fiscal year. The increase in depreciation was primarily due to 1) a higher level of capital spending in recent years and 2) additional depreciation expense resulting from the revaluation of our property and equipment at fair value in connection with the Acquisition.

Amortization expense.  Amortization of acquisition related intangibles (customer lists and favorable lease commitments) recorded as a result of the application of purchase accounting in connection with the Acquisition aggregated $59.6 million, or 1.5% of revenues, for fiscal year 2006. We had no amortization expense in the prior year period.

Transaction and other costs.  During the period July 30, 2005 to October 1, 2005, we expensed $23.5 million of costs incurred in connection with the Transactions. These costs consisted of $4.5 million of accounting, investment banking, legal and other costs associated with the Transactions and a $19.0 million non-cash charge for stock compensation resulting from the accelerated vesting of Predecessor stock options and restricted stock.

Segment operating earnings.  Segment operating earnings for our Specialty Retail stores and Direct Marketing segments do not reflect the impact of adjustments to revalue our assets and liabilities to estimated fair value at the Acquisition date. See Note 17 to our consolidated financial statements.

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

Interest expense, net.  Net interest expense was $216.8 million in fiscal year 2006 and $12.3 million for the prior year period. The significant components of interest expense are as follows:

(in thousands)	Forty-three weeks ended July 29, 2006	Nine weeks Ended October 1, 2005	Fiscal year ended July 29, 2006	Fiscal year ended July 30, 2005
	(Successor)	(Predecessor)	(Combined)	(Predecessor)

Asset-Based Revolving Credit Facility	$1,332	$—	$1,332	$—
Senior Secured Term Loan Facility	111,662	—	111,662	—
2028 Debentures	7,266	1,542	8,808	8,904
Senior Notes	51,421	—	51,421	—
Senior Subordinated Notes	42,339	—	42,339	—
Credit Card Facility	—	—	—	5,526
2008 Notes	638	1,439	2,077	8,308
Amortization of debt issue costs	11,728	96	11,824	831
Other	111	205	316	598
Total interest expense	226,497	3,282	229,779	24,167
Less:
Interest income	5,386	3,046	8,432	6,556
Capitalized interest	3,446	1,146	4,592	5,350
Interest expense (income), net	$217,665	$(910)	$216,755	$12,261

The increase in interest expense is due to the $3.3 billion increase in debt incurred in connection with the Transactions. The increase in interest income in fiscal year 2006 was due primarily to interest earned on higher average invested balances after the Credit Card Sale in July 2005 and prior to the Transactions.

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

Non-GAAP Financial Measure - EBITDA

We present the non-GAAP financial measure EBITDA because we use this measure to monitor and evaluate the performance of our business and believe the presentation of this measure will enhance investors’ ability to analyze trends in our business, evaluate our performance relative to other companies in our industry and evaluate our ability to service our debt.  In addition, we use EBITDA as a component of the measurement of incentive compensation.

EBITDA is not a presentation made in accordance with GAAP and our computation of EBITDA may vary from others in our industry.  In addition, EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the indentures governing NMG’s senior secured Asset-Based Revolving Credit Facility, Senior Secured Term Loan Facility, Senior Notes and Senior Subordinated Notes.  EBITDA should not be considered as an alternative to operating earnings or net earnings as measures of operating performance or cash flows as measures of liquidity.  EBITDA has important limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.  For example, EBITDA:

•                  does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•                  does not reflect changes in, or cash requirements for, our working capital needs;

•                  does not reflect our considerable interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•                  excludes tax payments that represent a reduction in cash available; and

•                  does not reflect any cash requirements for assets being depreciated and amortized that may have to be replaced in the future.

The following table reconciles earnings from continuing operations as reflected in our consolidated statements of earnings prepared in accordance with GAAP to EBITDA:

(dollars in millions)	Fiscal year ended July 28, 2007		Fiscal year ended July 29, 2006	Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005		Fiscal year ended July 30, 2005
	(Successor)		(Combined)	(Successor)	(Predecessor)		(Predecessor)

Earnings from continuing operations	$134.7	(1)	$71.4	$26.4	$45.0	(2)	$243.8	(3)
Income taxes	82.3		40.8	14.6	26.2		141.4
Interest expense (income), net	259.8		216.8	217.7	(0.9)		12.3
Depreciation	136.5		126.2	107.0	19.2		103.6
Amortization of customer lists and favorable lease commitments	72.3		59.6	59.6	—		—
EBITDA	$685.6	(1)	$514.8	$425.3	$89.5	(2)	$501.1	(3)

(1)             For fiscal year 2007, operating earnings and EBITDA include 1) $11.5 million pretax impairment charge related to the writedown to fair value in the net carrying value of the Horchow tradename, offset by 2) $4.2 million of other income we received in connection with the merger of Wedding Channel.com, in which we held a minority interest, and The Knot and 3) $6.0M of other income related to aged, non-escheatable gift cards.

(2)             For the nine weeks ended October 1, 2005, operating earnings and EBITDA include $23.5 million of transaction and other costs incurred in connection with the Transactions. These costs consist primarily of $4.5 million of accounting, investment banking, legal and other costs associated with the Transactions and a $19.0 million non-cash charge for stock compensation resulting from the accelerated vesting of Predecessor stock options and restricted stock in connection with the Acquisition.

(3)             For fiscal year 2005, operating earnings and EBITDA include a $15.3 million pretax loss related to the disposition of Chef’s Catalog in November 2004 and a $6.2 million pretax gain related to the sale of our credit card portfolio.

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

Our primary sources of short-term liquidity are comprised of cash on hand and availability under our Asset-Based Revolving Credit Facility. The amounts of cash on hand and borrowings under the Asset-Based Revolving Credit Facility are influenced by a number of factors, including revenues, working capital levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments and our debt service, Pension Plan funding and tax payment obligations, among others.

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

We believe that operating cash flows, available vendor financing and amounts available pursuant to our senior secured Asset-Based Revolving Credit Facility will be sufficient to fund our operations, anticipated capital expenditure requirements, debt service obligations, contractual obligations and commitments and Pension Plan funding requirements through the end of fiscal year 2008.

At July 28, 2007, cash and cash equivalents were $141.2 million compared to $223.7 million at July 29, 2006. Net cash provided by operating activities was $258.9 million in fiscal year 2007 compared to net cash provided by operating activities of $400.2 million in fiscal year 2006. Cash flows related to operating activities were lower in fiscal year 2007 than in the prior fiscal year primarily due to 1) an $78.6 million increase in cash interest requirements on indebtedness incurred in connection with the Transactions and 2) a $122.1 million increase in cash requirements for income taxes. These increases in cash requirements for interest and taxes were partially offset by increases in cash flows generated by our Specialty Retail stores and Direct Marketing operations given the year-over-year increases in revenues and operating earnings.

Net cash used for investing activities was $85.9 million in fiscal year 2007 which consisted of 1) capital expenditures of $147.9 million, 2) $121.5 million pretax net cash proceeds received from Liz Claiborne, Inc. for the sale of Kate Spade LLC and 3) the purchase of the minority interest held in Kate Spade LLC for $59.4 million.  Net cash used in investing activities was $5,286.1 million in fiscal year 2006, which consisted of 1) $5,156.4 million paid in connection with the Acquisition and 2) $163.8 million for capital expenditures, partially offset by 3) $40.8 million pretax net cash proceeds received in connection with the sale of Gurwitch Products.

We incurred capital expenditures in fiscal year 2007 related to the construction of new stores in Charlotte, Austin and Natick and the remodel of our Atlanta and San Diego stores. We incurred capital expenditures in fiscal 2006 related to the construction of new stores in San Antonio and Boca Raton and the remodels of our San Francisco, Houston, Beverly Hills, Newport Beach and Bergdorf Goodman stores. We opened our San Antonio store in September 2005, our Boca Raton store in November 2005 and our Charlotte store in September 2006.  We opened our Austin store in March 2007 and plan to open the Natick store in September 2007.  We currently project capital expenditures for fiscal year 2008 to be approximately $200 to $210 million.

Net cash used for financing activities was $256.9 million in fiscal year 2007 as compared to net cash provided by financing activities of $4,257.6 million in fiscal year 2006. In fiscal year 2007, we voluntarily repaid $250.0 million principal amount of the loans under the Senior Secured Term Loan Facility.  In fiscal year 2006, proceeds from debt incurred in connection with the Transactions, net of issuance costs, aggregated $3,222.1 million and cash equity contributions received in connection with the Transactions aggregated $1,427.7 million.  In fiscal year 2006, we also repaid our $150.0 million of seasonal borrowings under our Asset-Based Revolving Credit Facility, paid $134.7 million for the redemption of our 2008 Notes pursuant to our call of such notes for redemption in connection with the Transactions and voluntarily repaid $100.0 million principal amount of borrowings on the Senior Secured Term Loan Facility.

Financing Structure at July 28, 2007

Our major sources of funds are comprised of vendor financing, a $600.0 million Asset-Based Revolving Credit Facility, $1,625.0 million Senior Secured Term Loan Facility, $700.0 million Senior Notes, $500.0 million Senior Subordinated Notes, $125.0 million 2028 Debentures and operating leases.

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

As of July 28, 2007, NMG had $573.1 million of unused borrowing availability under the Asset-Based Revolving Credit Facility based on a borrowing base of over $600.0 million and after giving effect to $26.9 million used for letters of credit.

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

All obligations under the Asset-Based Revolving Credit Facility are guaranteed by the Company and certain of NMG’s existing and future domestic subsidiaries. As of July 28, 2007, the liabilities of NMG’s non-guarantor subsidiaries totaled approximately $4.3 million, or 0.1% of consolidated liabilities, and the assets of NMG’s non-guarantor subsidiaries aggregated approximately $6.5 million, or 0.1% of consolidated total assets. All obligations under NMG’s Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of the Company, NMG and the subsidiaries that have guaranteed the Asset-Based Revolving Credit Facility (subsidiary guarantors), including:

•                  a first-priority security interest in personal property consisting of inventory and related accounts, cash, deposit accounts, all payments received by NMG or the subsidiary guarantors from credit card clearinghouses and processors or otherwise in respect of all credit card charges for sales of inventory by NMG and the subsidiary guarantors, certain related assets and proceeds of the foregoing; and

•                  a second-priority pledge of 100% of NMG’s capital stock and certain of the capital stock held by NMG, the Company or any subsidiary guarantor (which pledge, in the case of any foreign subsidiary is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary); and

•                  a second-priority security interest in, and mortgages on, substantially all other tangible and intangible assets of NMG, the Company and each subsidiary guarantor, including a significant portion of NMG’s owned and leased real property (which currently consists of approximately half of NMG’s full-line retail stores) and equipment.

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

Senior Secured Term Loan Facility.  On October 6, 2005, in connection with the Transactions, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility with Credit Suisse as administrative agent and collateral agent. The full amount of the Senior Secured Term Loan Facility was borrowed on October 6, 2005. In the second quarter of fiscal year 2006, NMG voluntarily repaid $100.0 million principal amount of the loans under the Senior Secured Term Loan Facility and in fiscal year 2007, NMG voluntarily repaid $250.0 million principal amount.

At July 28, 2007, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus  1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. At July 28, 2007, the applicable margin with respect to base rate borrowings was 0.75% and the applicable margin with respect to LIBOR borrowings was 1.75%. The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 7.36% at July 28, 2007.

The credit agreement governing the Senior Secured Term Loan Facility requires NMG to prepay outstanding term loans with 50% (which percentage will be reduced to 25% if NMG’s total leverage ratio is less than a specified ratio and will be reduced to 0% if NMG’s total leverage ratio is less than a specified ratio) of its annual excess cash flow (as defined in the credit agreement).  For fiscal year 2007, NMG was not required to prepay any outstanding term loans pursuant to the annual excess cash flow requirements.  If a change of control (as defined in the credit agreement) occurs, NMG will be required to offer to prepay all outstanding term loans, at a prepayment price equal to 101% of the principal amount to be prepaid, plus accrued and unpaid interest to the date of prepayment. NMG also must offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the proceeds of certain asset sales under certain circumstances.

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

All obligations under the Senior Secured Term Loan Facility are unconditionally guaranteed by the Company and each direct and indirect domestic subsidiary of NMG that guarantees the obligations of NMG under its Asset-Based Revolving Credit Facility. All obligations under the Senior Secured Term Loan Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of the Company, NMG and the subsidiary guarantors, including:

•                  a first-priority pledge of 100% of NMG’s capital stock and certain of the capital stock held by NMG, the Company or any subsidiary guarantor (which pledge, in the case of any foreign subsidiary is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary); and

•                  a first-priority security interest in, and mortgages on, substantially all other tangible and intangible assets of NMG, the Company and each subsidiary guarantor, including a significant portion of NMG’s owned and leased real property (which currently consists of approximately half of NMG’s full-line retail stores) and equipment, but excluding, among other things, the collateral described in the following bullet point; and

•                  a second-priority security interest in personal property consisting of inventory and related accounts, cash, deposit accounts, all payments received by NMG or the subsidiary guarantors from credit card clearinghouses and processors or otherwise in respect of all credit card charges for sales of inventory by NMG and the subsidiary guarantors, certain related assets and proceeds of the foregoing.

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

For any interest payment period through October 15, 2010, NMG may, at its option, elect to pay interest on the Senior Notes entirely in cash (Cash Interest) or entirely by increasing the principal amount of the outstanding Senior Notes or by issuing additional Senior Notes (PIK Interest). Cash Interest on the Senior Notes accrues at the rate of 9% per annum. PIK Interest on the Senior Notes accrues at the rate of 9.75% per annum. To date, NMG has paid all interest obligations in cash. After October 15, 2010, NMG will make all interest payments on the Senior Notes entirely in cash. All Senior Notes mature on October 15, 2015. Interest on the Senior Notes is payable quarterly in arrears on each January 15, April 15, July 15 and October 15, commencing on January 15, 2006.

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

Interest Rate Swaps.  NMG uses derivative financial instruments to help manage its interest rate risk. Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit its exposure to interest rate increases related to a portion of its floating rate indebtedness. The interest rate swap agreements terminate after five years.  At July 28, 2007, the fair value of NMG’s interest rate swap agreements was a gain of approximately $8.2 million, which amount is included in other assets.

As of the effective date, NMG designated the interest rate swaps as cash flow hedges. As a result, changes in the fair value of NMG’s swaps are recorded subsequent to the effective date as a component of other comprehensive income.

As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.482% to 6.733% per quarter through 2010 and result in an average fixed rate of 6.577%.

Contractual Obligations and Commitments

The following table summarizes our estimated significant contractual cash obligations at July 28, 2007:

	Payments Due By Period
(in thousands)	Total	Fiscal Year 2008	Fiscal Years 2009-2010	Fiscal Years 2011-2012	Fiscal Year 2013 and Beyond
Contractual obligations:
Senior Secured Term Loan Facility (1)	$1,625,000	$—	$—	$—	$1,625,000
Senior Notes	700,000	—	—	—	700,000
Senior Subordinated Notes	500,000	—	—	—	500,000
2028 Debentures	125,000	—	—	—	125,000
Interest requirements (2)	1,780,900	235,200	471,800	484,600	589,300
Lease obligations	951,300	54,000	101,900	96,500	698,900
Minimum pension funding obligation (3)	—	—	—	—	—
Other long-term liabilities (4)	62,800	4,100	9,300	11,100	38,300
Construction commitments (5)	261,000	118,300	92,100	50,600	—
Inventory purchase commitments (6)	1,068,500	1,068,500	—	—	—
	$7,074,500	$1,480,100	$675,100	$642,800	$4,276,500

(1)             We voluntarily repaid $100.0 million of term loans under this facility in the second quarter of fiscal year 2006 and $250.0 million in fiscal year 2007.  The above table does not reflect future excess cash flow prepayments, if any, that may be required under the term loan facility.

(2)             The cash obligations for interest requirements reflect 1) interest requirements on our fixed-rate debt obligations at their contractual rates, 2) interest requirements on floating rate debt obligations not subject to interest rate swaps at rates in effect at July 28, 2007 and 3) interest requirements on floating rate debt obligations subject to interest rate swaps at the fixed rates provided through the swap agreements.  A 1% increase in the floating rates related to floating rate debt outstanding at July 28, 2007 not subject to interest rate swaps would increase annual interest rate requirements by approximately $6.3 million.

(3)             Minimum pension funding requirements are not included above as such amounts are not currently quantifiable for all periods presented. At August 1, 2007 (the most recent measurement date), our actuarially calculated projected benefit obligation for our Pension Plan was $380.2 million and the fair value of the assets was $324.6 million. Our policy is to fund the Pension Plan at or above the minimum amount required by law.  We did not make any contributions to the Pension Plan in fiscal year 2007 or fiscal year 2006.   Based upon currently available information, we will not be required to make significant contributions in fiscal year 2008 to the Pension Plan.

(4)             Other long-term liabilities of $172.1 million reflected on our balance sheet at July 28, 2007 include our obligations related to our supplemental retirement and postretirement health care benefit plans. The future obligations related to our other long-term liabilities consist of the expected benefit payments for these obligations through 2015, as currently estimated using information provided by our actuaries. The timing of the expected payments for our remaining long-term liabilities, primarily for other employee benefit plans and arrangements, are not currently estimable.

(5)             Construction commitments relate primarily to obligations pursuant to contracts for the construction of new stores and the renovation of existing stores expected as of July 28, 2007.  These amounts represent the gross construction costs and exclude developer contributions of approximately $36 million which we expect to receive pursuant to the terms of the construction contracts.

(6)             In the normal course of our business, we issue purchase orders to vendors/suppliers for merchandise. Our purchase orders are not unconditional commitments but, rather represent executory contracts requiring performance by the vendors/suppliers, including the delivery of the merchandise prior to a specified cancellation date and the compliance with product specifications, quality standards and other requirements. In the event of the vendor’s failure to meet the agreed upon terms and conditions, we may cancel the order.

The following table summarizes the expiration of our significant commercial commitments outstanding at July 28, 2007:

	Amount of Commitment by Expiration Period
(in thousands)	Total	Fiscal Year 2008	Fiscal Years 2009-2010	Fiscal Years 2011-2012	Fiscal Year 2013 and Beyond
Other commercial commitments:
Senior secured asset-based revolving credit facility(1)	$600,000	$—	$—	$600,000	$—
Surety bonds	4,100	4,100	—	—	—
	$604,100	$4,100	$—	$600,000	$—

(1)             As of July 28, 2007, we had no borrowings outstanding under our new senior secured asset-based revolving credit facility and had $573.1 million of unused borrowing availability, after giving effect to $26.9 million of outstanding letters of credit. Our working capital requirements are greatest in the first and second fiscal quarters as a result of higher seasonal requirements. See “Description of Other Indebtedness—Senior Secured Asset-Based Revolving Credit Facility” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Seasonality.”

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

Critical Accounting Policies

Our accounting policies are more fully described in Note 1 of the notes to our audited consolidated financial statements appearing elsewhere in this Annual Report. As disclosed in Note 1 of the notes to our audited consolidated financial statements, the preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions about future events. These estimates and assumptions affect the amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Revenues.  Revenues include sales of merchandise and services and delivery and processing revenues related to merchandise sold. Revenues from our Specialty Retail stores are recognized at the later of the point of sale or the delivery of goods to the customer. Revenues from our Direct Marketing operation are recognized when the merchandise is delivered to the customer. Revenues exclude sales taxes collected from our customers.  We maintain reserves for anticipated sales returns primarily based on our historical trends related to returns by our retail and direct marketing customers. Our reserves for anticipated sales returns aggregated $48.8 million at July 28, 2007 and $43.7 million at July 29, 2006.

Merchandise Inventories and Cost of Goods Sold.  We utilize the retail method of accounting. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio, for various groupings of similar items, to the retail value of inventories. Merchandise inventories are stated at the lower of cost or market. The cost of the inventory reflected on the consolidated balance sheets is decreased by charges to cost of goods sold at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted when merchandise is marked down.

The areas requiring significant management judgment related to the valuation of our inventories include (1) setting the original retail value for the merchandise held for sale, (2) recognizing merchandise for which the customer’s perception of value has declined and appropriately marking the retail value of the merchandise down to the perceived value and (3) estimating the shrinkage that has occurred between physical inventory counts. These judgments and estimates, coupled with the averaging processes within the retail method can, under certain circumstances, produce varying financial results. Factors that can lead to different financial results include (1) determination of original retail values for merchandise held for sale, (2) identification of declines in perceived value of inventories and processing the appropriate retail value markdowns and (3) overly optimistic or conservative estimation of shrinkage. We believe our merchandise valuation and pricing controls minimize the risk that our inventory values could be materially misstated.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. We receive certain allowances to reimburse us for markdowns taken and/or to support the gross margins earned in connection with the sales of the vendor’s merchandise. We recognize these allowances as an increase to gross margin when the allowances are earned and approved by the vendor. Other allowances we receive represent reductions to the amounts paid to acquire the merchandise. We recognize these allowances as a reduction in the cost of the acquired merchandise resulting in an increase to gross margin at the time the goods are sold. The amount of vendor allowances we received did not have a significant impact on the year-over-year change in gross margin during fiscal year 2007, fiscal year 2006 or fiscal year 2005. We received vendor allowances of $103.4 million in fiscal year 2007, $94.5 million in fiscal year 2006 and $87.7 million in fiscal year 2005.

Long-lived Assets.  Property and equipment are stated at cost less accumulated depreciation. For financial reporting purposes, we compute depreciation principally using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over five to 30 years while fixtures and equipment are depreciated over three to 15 years. Leasehold improvements are amortized over the shorter of the asset life or the lease term. Costs incurred for the development of internal computer software are capitalized and amortized using the straight-line method over three to ten years.

To the extent that we remodel or otherwise replace or dispose of property and equipment prior to the end of the assigned depreciable lives, we could realize a loss or gain on the disposition. To the extent assets continue to be used beyond their assigned depreciable lives, no depreciation expense is incurred. We reassess the depreciable lives of our long-lived assets in an effort to reduce the risk of significant losses or gains at disposition and the utilization of assets with no depreciation charges. The reassessment of depreciable lives involves utilizing historical remodel and disposition activity and forward-looking capital expenditure plans. In fiscal year 2005, we made adjustments to rent and depreciation aggregating approximately $5.0 million, or 0.1% of revenues, in connection with our review of the amortization periods assigned to our leased property and equipment and deferred real estate credits.

We assess the recoverability of the carrying values of our store assets annually and upon the occurrence of certain events (e.g., opening a new store near an existing store or announcing plans for a store closing). The recoverability assessment requires judgment and estimates for future store generated cash flows. The underlying estimates of cash flows include estimates of future revenues, gross margin rates and store expenses and are based upon the stores’ past and expected future performance. New stores may require two to five years to develop a customer base necessary to generate the cash flows of our more mature stores. To the extent our estimates for revenue growth and gross margin improvement are not realized, future annual assessments could result in impairment charges. No store impairment charges were recorded in fiscal years 2007, 2006 or 2005.

Goodwill and Intangible Assets.  Goodwill and indefinite-lived intangible assets, such as tradenames, are not subject to amortization. Rather, recoverability of goodwill and indefinite-lived intangible assets is assessed annually and upon the occurrence of certain events. The recoverability assessment requires us to make judgments and estimates regarding fair values. Fair values are determined using estimated future cash flows, including growth assumptions for future revenues, gross margin rates and other estimates. To the extent that our estimates are not realized, future assessments could result in impairment charges. In the fourth quarter of fiscal year 2007, we recorded a $11.5 million pretax impairment charge related to the writedown to fair value in the net carrying value of the Horchow tradename based upon lower anticipated future revenues associated with the brand.

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

2008	$72,254
2009	72,254
2010	72,254
2011	61,543
2012	48,898

Financial Instruments.  NMG uses derivative financial instruments to help manage its interest rate risk. Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit its exposure to interest rate increases related to a portion of its floating rate indebtedness. The interest rate swap agreements terminate after five years.  At July 28, 2007, the fair value of NMG’s interest rate swap agreements was a gain of approximately $8.2 million, which amount is included in other assets.

As of the effective date, NMG designated the interest rate swaps as cash flow hedges. As a result, changes in the fair value of NMG’s swaps are recorded subsequent to the effective date as a component of other comprehensive income.

As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.482% to 6.733% per quarter through 2010 and result in an average fixed rate of 6.577%.

Advertising and Catalog Costs.  We incur costs to advertise and promote the merchandise assortment offered by both Specialty Retail stores and Direct Marketing. Advertising costs incurred by our Specialty Retail stores consist primarily of print media costs related to promotional materials mailed to our customers. These costs are expensed at the time of mailing to the customer. Advertising costs incurred by Direct Marketing relate to the production, printing and distribution of our print catalogs and the production of the photographic content on our websites. We amortize the costs of print catalogs during the periods we expect to generate revenues from such catalogs, generally six months. We expense the costs incurred to produce the photographic content on our websites at the time the images are first loaded onto the website. We expense website design costs as incurred.

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

Significant assumptions related to the calculation of our obligations include the discount rate used to calculate the present value of benefit obligations to be paid in the future, the expected long-term rate of return on assets held by the Pension Plan and the average rate of compensation increase by plan participants. We review these assumptions annually based upon currently available information, including information provided by our actuaries.

Self-insurance and Other Employee Benefit Reserves.  We use estimates in the determination of the required accruals for general liability, workers’ compensation and health insurance as well as short-term disability and postretirement health care benefits. We base these estimates upon an examination of historical trends, industry claims experience and, in certain cases, calculations performed by third-party actuaries. Projected claims information may change in the future and may require us to revise these accruals. Self-insurance reserves including general liability, workers’ compensation and health insurance aggregated $44.5 million at July 28, 2007 and $45.5 million at July 29, 2006. Other employee benefit reserves including short-term disability and postretirement health care benefits aggregated $35.4 million at July 28, 2007 and $27.1 million at July 29, 2006.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions.  FIN 48 requires that we recognize in our consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position.  FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.  We will adopt FIN 48 in the first quarter of fiscal year 2008, as required.  We are currently evaluating the impact on our consolidated financial statements of adopting FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans” (SFAS 158).  SFAS 158 requires employers to report a postretirement benefit asset for plans that are overfunded and a postretirement benefit liability for plans that are underfunded. Deferred plan costs and income are required to be reported in accumulated other comprehensive income (OCI), net of tax effects, until they are amortized.  We adopted the provisions of SFAS 158 as of July 28, 2007 which resulted in a net decrease in the carrying values of our obligations of approximately $28.7 million, which amount has been recorded (net of taxes of $11.3 million) as an increase in other comprehensive income in our statement of shareholders’ equity for fiscal year 2007.  See Note 13 of the Notes to Consolidated Financial Statements in Item 15.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108).  SAB 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet.  The provisions of SAB 108 became effective during the fourth quarter of fiscal year 2007 but had no impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance for using fair value to measure certain assets and liabilities.  SFAS 157 will apply whenever another standard requires or permits assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value to any new circumstances.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, or our fiscal year ending August 1, 2009.  We have not yet evaluated the impact, if any, of adopting SFAS 157 on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  This Statement is effective for fiscal years beginning after November 15, 2007, or our fiscal year ending August 1, 2009.  We have not yet evaluated the impact, if any, of adopting SFAS 159 on our consolidated financial statements.

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

As of July 28, 2007, NMG had no borrowings outstanding under its Asset-Based Revolving Credit Facility that bears interest at floating rates. Future borrowings under NMG’s Asset-Based Revolving Facility, to the extent of outstanding borrowings, would be affected by interest rate changes.

At July 28, 2007, NMG had $1,625.0 million of debt under its Senior Secured Term Loan Facility issued in connection with the Transactions that bears interest at floating rates.

NMG uses derivative financial instruments to help manage its interest rate risk.  Effective December 6, 2005, NMG  entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit its exposure to interest rate increases related to a portion of its floating rate indebtedness. The interest rate swap agreements terminate after five years.  As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.482% to 6.733% per quarter through 2010 and result in an average fixed rate of 6.577%. With respect to outstanding borrowing in excess of $1,000.0 million on the Senior Secured Term Loan Facility, such borrowings are at floating rates.  A 1% increase in these floating rates would increase annual interest expense by approximately $6.3 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and supplementary data are included as pages F-1 through F-62 at the end of this Annual Report on Form 10-K:

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a.             Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of July 28, 2007, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b.             Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of July 28, 2007. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting. Our independent registered public accounting firm, Ernst & Young LLP, has audited our consolidated financial statements and has issued an attestation report on the effectiveness of our internal controls over financial reporting as of July 28, 2007.

c.             Changes in Internal Control over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. No change occurred in our internal controls over financial reporting during the quarter ended July 28, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age, and position of individuals who currently serve as our directors and executive officers.

Name	Age	Position
David A. Barr	44	Director
Jonathan Coslet	42	Director
James Coulter	47	Director
John G. Danhakl	51	Director
Sidney Lapidus	69	Director
Kewsong Lee	42	Director
Carrie Wheeler	35	Director
Burton M. Tansky	69	President and Chief Executive Officer, Director
James E. Skinner	54	Senior Vice President and Chief Financial Officer
Nelson A. Bangs	54	Senior Vice President and General Counsel
Marita O’Dea	58	Senior Vice President and Chief Human Resource Officer
Phillip L. Maxwell	59	Senior Vice President and Chief Information Officer
Steven P. Dennis	47	Senior Vice President, Strategy, Business Development and Marketing
Karen W. Katz	50	President and Chief Executive Officer of Neiman Marcus Stores
Brendan L. Hoffman	39	President and Chief Executive Officer of Neiman Marcus Direct
James J. Gold	43	President and Chief Executive Officer of Bergdorf Goodman

The following biographies describe the business experience of our directors and executive officers.

David A. Barr has been managing director of Warburg Pincus LLC and a general partner of Warburg Pincus & Co. since January 2001.  Prior to joining Warburg Pincus in 2000, Mr. Barr served as a managing director at Butler Capital where he focused on consumer and industrial leveraged buyout transactions for more than ten years.  Mr. Barr also serves on the board of directors of Builders First Source, Inc., Polypore Inc., and TransDigm Group Inc.

Jonathan Coslet has been a partner of TPG Capital, L.P. since 1993 and is currently a senior partner and member of the firm’s Executive, Management and Investment Committees.  Prior to joining TPG Capital, L.P., Mr. Coslet worked at Donaldson, Lufkin & Jenrette, specializing in leveraged acquisitions and high yield finance from 1991 to 1993.  Mr. Coslet also serves on the board of directors of Quintiles Transnational Corp., IASIS Healthcare Corp., and J. Crew Group, Inc.

James Coulter co-founded TPG Capital, L.P. in 1992 and has been Managing General Partner of TPG Capital, L.P. for more than eight years.  From 1986 to 1992, Mr. Coulter was a Vice President of Keystone, Inc.  From 1986 to 1988, Mr. Coulter was also associated with SPO Partners, an investment firm that focuses on public market and private minority investments.  Mr. Coulter also serves on the board of directors of Lenovo Group Limited, Seagate Technology, J. Crew Group, Inc., and Zhone Technologies, Inc.

John G. Danhakl is a Managing Partner of Leonard Green & Partners, L.P. with whom he has been a partner since 1995.  Prior to joining Leonard Green & Partners, L.P., he served as a Managing Director in the Los Angeles office of Donaldson, Lufkin & Jenrette, which he joined in 1990.  From 1985 to 1990, Mr. Danhakl was a Vice President in corporate finance at Drexel Burnham Lambert.  He also serves on the board of directors of Arden Group, Inc., Horseshows In the Sun, Inc., Leslie’s Poolmart, Inc., Petco Animal Supplies, Inc., The Tire Rack, Inc., and Sagittarius Brands, Inc.

Sidney Lapidus is a Managing Director and Senior Advisor of Warburg Pincus LLC.  He has been employed at Warburg Pincus since 1967.  Prior to that time, he was an attorney with the SEC.  He presently serves as a director of Lennar Corporation and Knoll, Inc.  He is also a director of many nonprofit organizations including New York University School of Medicine, and is president of the American Jewish Historical Society.

Kewsong Lee has been a member and managing director of Warburg Pincus LLC and a general partner of Warburg Pincus & Co. since January 1997 and is currently a member of Warburg Pincus LLC’s Executive Management Group.  He has been employed at Warburg Pincus since 1992.  Prior to joining Warburg Pincus, Mr. Lee served as a consultant at McKinsey & Company, Inc. from 1990 to 1992.  Mr. Lee also serves on the board of directors of Arch Capital Group, Ltd., Knoll, Inc., TransDigm Group Inc., and several privately held companies.

Carrie Wheeler is a partner of TPG Capital, L.P.  Prior to joining TPG Capital, L.P. in 1996, she was with Goldman, Sachs & Co. from 1993 to 1996.  Ms. Wheeler also serves on the board of directors of Metro-Goldwyn-Mayer Inc. and Petco Animal Supplies, Inc.

Burton M. Tansky has served as a director and as President and Chief Executive Officer since October 6, 2005.  He also has served as a director and President and Chief Executive Officer of The Neiman Marcus Group, Inc. since May 2001 and as President and Chief Operating Officer from December 1998 until May 2001.  He served as Executive Vice President of The Neiman Marcus Group, Inc. from February 1998 until December 1998 and as Chairman and Chief Executive Officer of Neiman Marcus Stores from May 1994 until February 1998.  He served as Chairman and Chief Executive Officer of Bergdorf Goodman from 1990 until 1994.  Mr. Tansky also serves on the board of directors of International Flavors and Fragrances Inc.

James E. Skinner has been Senior Vice President and Chief Financial Officer since October 6, 2005.  Since June 2001, he has also served as Senior Vice President and Chief Financial Officer of The Neiman Marcus Group, Inc.  From August 2000 through December 2000, Mr. Skinner served as Senior Vice President and Chief Financial Officer of Caprock Communications Corp. and from 1994 until 2000, served as Executive Vice President, Chief Financial Officer and Treasurer for CompUSA Inc.

Nelson A. Bangs has been Senior Vice President and General Counsel since October 6, 2005 and has served in that capacity for The Neiman Marcus Group, Inc. since April 2001.  From January 1999 to April 2001, Mr. Bangs engaged in a private consulting and law practice; from April 1998 until January 1999, he served as Senior Vice President and General Counsel of Pillowtex Corporation; and he served as Senior Vice President, General Counsel and Secretary of Dr Pepper/Seven Up, Inc. (and predecessors) prior thereto.

Marita O’Dea has been Senior Vice President and Chief Human Resource Officer since October 6, 2005 and has also served in that capacity for The Neiman Marcus Group, Inc. since September 2002.  She served as Vice President - Human Resources of The Neiman Marcus Group, Inc. from June 2001 until September 2002.  Also, Ms. O’Dea has served as Senior Vice President of Human Resources of Neiman Marcus Stores since 1995.

Phillip L. Maxwell has been Senior Vice President and Chief Information Officer since October 6, 2005 and has also served in that capacity for The Neiman Marcus Group, Inc. since May 2000.  From 1993 until joining us in 2000, Mr. Maxwell advanced from Chief Information Officer, Director of Management Information Systems for Nissan Motor Acceptance Corporation to Vice President, Chief Information Officer, Information Systems and eBusiness Strategy for Nissan North America.

Steven P. Dennis has been Senior Vice President of Strategy, Business Development and Marketing since October 6, 2005 and has also served in that capacity for The Neiman Marcus Group, Inc. since September 2004.  Prior to joining us, Mr. Dennis served as Vice President, Corporate Strategy of Sears, Roebuck and Co. from 2001 until 2003.  In 2002, he assumed the additional responsibility for Lands’ End post-acquisition initiatives.  From September 1999 to February 2001, he served as Sears’ Vice President, Multichannel Integration.

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

Code of Ethics

The Board has adopted The Neiman Marcus Group, Inc. Code of Ethics and Conduct which is applicable to all our directors, officers and employees, as well as a separate Code of Ethics for Financial Professionals that applies to all financial employees including the Chief Executive Officer, the Chief Financial Officer and the Principal Accounting Officer.  Both the Code of Ethics and Conduct and the Code of Ethics for Financial Professionals may be accessed through our website at www.neimanmarcusgroup.com under the “Investor Information —Governance Documents” section.  Requests for printed copies may be made in writing to The Neiman Marcus Group, Inc., Attn. Investor Relations, One Marcus Square, 1618 Main Street, Dallas, Texas 75201.

We have established a means for employees, customers, suppliers, or other interested parties to submit confidential and anonymous reports of suspected or actual violations of the Company’s Code of Conduct relating, among other things, to:

•                  accounting practices, internal accounting controls, or auditing matters and procedures;

•                  theft or fraud of any amount;

•                  performance and execution of contracts;

•                  conflicts of interest;

•                  violations of securities and antitrust laws; and

•                  violations of the Foreign Corrupt Practices Act.

Any employee or other interested party can call the following toll-free number to submit a report.  This number is operational 24 hours a day, seven days a week:

1-800-573-2022

Board Committees

Our Board of Directors has established an audit committee, an executive committee and a compensation committee.  The members of our audit committee for fiscal year 2007 were David A. Barr, Carrie Wheeler, Ron Beegle, and Sidney Lapidus.  Mr. Beegle resigned as a member of the Audit Committee and the Board of Directors on August 13, 2007.  The audit committee recommends the annual appointment of auditors with whom the audit committee reviews the scope of audit and non-audit assignments and related fees, accounting principles we use in financial reporting, internal auditing procedures and the adequacy of our internal control procedures.  The members of our executive committee are Jonathan Coslet, Kewsong Lee, and Burton M. Tansky.  The executive committee manages the affairs of the Company as necessary between meetings of our Board of Directors and acts on matters that must be dealt with prior to the next scheduled Board meeting.  The members of our compensation committee are Jonathan Coslet, Kewsong Lee, and John G. Danhakl.  The compensation committee reviews and approves the compensation and benefits of our employees, directors and consultants, administers our employee benefit plans, authorizes and ratifies stock option and/or restricted stock grants and other incentive arrangements, and authorizes employment and related agreements.

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

ITEM 11.                      EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following is meant to provide a clear and concise analysis of the compensation elements, arrangements, and decisions we made in fiscal year 2007 for our executive officers named in the Summary Compensation Table that follows this section.

Overview

Compensation Philosophy and Objectives

We are a premier luxury retailer that has been in business for 100 years.  Our continued success depends on the skills of talented leaders who are dedicated to achieving solid financial performance, providing outstanding service to customers, and managing the Company’s assets wisely.  Our compensation program is designed to meet the following objectives:

1.               To recruit and retain executives who possess the exceptional ability, experience, and vision to sustain and promote our preeminence in the marketplace.

2.               To encourage and reward the achievement of our short- and long-term goals and operating plans.

3.               To encourage and reward increasing customer satisfaction, improving customer service, providing our customers with the high-end luxury merchandise they have come to expect, and increasing the amount of business our customers do with us.

4.               To align the interests of our executives with the financial and strategic objectives of our equity investors.

5.               To provide total compensation opportunities that meet the expectations of a highly skilled executive team, are aligned and consistent with our fundamental performance and are competitive with the compensation practices and levels offered by companies with whom we compete for talent.

The following are the primary direct and indirect compensation elements that make up our executive compensation program:

Direct:

•                  Base salary

•                  Annual Bonus

•                  Long-term incentive through an initial stock option awarded in fiscal year 2006 and a cash incentive plan.

Indirect:

•                  Health and welfare benefits

•                  Retirement benefits

•                  Life insurance

•                  Deferred compensation program

•                  Certain perquisites

The discussion below elaborates on these primary elements, illustrates how they have operated in practice in determining the compensation of our named executive officers, and describes certain of the material compensation processes, policies and practices that we have adopted.

What our compensation program is designed to reward

To assure the continued growth and profitability of the Company, we reward performance that is measurable against performance targets established in our compensation program and that are based on annual and longer term performance objectives approved by the Board of Directors.  Achievement of these performance targets will result in our annual and longer term growth and profitability and will also support the financial and strategic objectives of our equity investors.

Role of the Compensation Committee and the executive officers in the compensation process

The Compensation Committee is responsible for determining the compensation of our named executive officers.

Except with respect to the CEO, whose performance assessment and compensation are reviewed and determined solely by the Compensation Committee, the Compensation Committee considers input from our CEO and our Senior Vice President and Chief Human Resource Officer in making determinations regarding our executive compensation program and the individual contribution of our executive officers to the Company. As part of our annual planning process, our CEO and our Senior Vice President and Chief Human Resource Officer, with the help of our independent consulting firm, develop and recommend a compensation program for all executive officers.  Based on a performance assessment, the CEO and the Senior Vice President and Chief Human Resource Officer attend a meeting of the Compensation Committee held for the purpose of considering the executives’ annual compensation, and recommend the base salary, incentive or bonus awards, and long-term incentive awards, if applicable, for each of the other executive officers, including the named executive officers.  The other named executive officers do not play a role in their own compensation determination other than discussing individual performance objectives with the CEO.

The role of compensation consultants

The compensation consultants used by the Compensation Committee are retained by management and approved by the Compensation Committee.  The Compensation Committee considers the advice of its compensation consultants and actuaries to assist us in evaluating our compensation policies.  They provide information about industry compensation practices and competitive levels at a group of industry related companies, and recommend compensation alternatives that are consistent with our compensation policies.  This assistance also includes providing relevant market data and alternatives to consider in designing the compensation packages for each of the named executive officers and assisting in the preparation of individual total compensation summaries.  The Compensation Committee also considers advice from various consultants regarding plan design, and recommendations involving benefits plans such as our Key Employee Deferred Compensation Plan and the Supplemental Executive Retirement Plan discussed later in this section.  Consultants also provide advice on matters relating to broad-based employee healthcare and benefits programs and related employee communications.  These plans cover the named executive officers as well as other eligible employees.

Role of compensation elements and determination of amounts we pay under each element of compensation

Why we pay each element of compensation

Our compensation decisions start with a review of company goals and objectives together with an examination of the competitive marketplace for luxury retail talent, based in large part upon our survey of a group of industry related companies and other broad based industry surveys.  We chose a combination of base salaries, annual bonus incentives, long-term equity grants, and some level of other benefits and perquisites, together with retirement and change of control benefits.  These elements are typically used by those retailers in our peer group.  Competitive base salaries assist in our ability to attract and motivate executives.  Performance based incentives, including annual cash bonuses and long-term equity grants, encourage executives towards realization of our short and long-term goals.  We balance these elements so our executives can achieve a competitive compensation package, which we target between the 50th and 75th percentile levels of the compensation packages received by executives at a group of industry related companies, although our named executive officers also have the ability to achieve above market compensation for Company, business unit and individual performance that exceeds targeted levels.  Please see page 60 for a more detailed description of our peer group.

---  Base Salary

Base salary is intended to provide a base level of compensation commensurate with an executive’s job title, role, tenure and experience.  We utilize base salary as a building block of our compensation program, establishing a salary range for particular positions based on survey data and job responsibilities.  Being competitive in base salary is a minimum requirement to recruit and retain skilled executives.  Specifically, base salary levels of the named executive officers are determined based on a combination of factors, including our compensation philosophy, market compensation data, competition for key executive talent, the named executive officer’s experience, leadership, achievement of specified business objectives, individual performance, our overall budget for merit increases, and attainment of our financial goals.  Salaries are reviewed before the end of each fiscal year as part of our performance and compensation review process as well as at other times to recognize a promotion or change in job responsibilities.  Merit increases are usually awarded to the named executive officers in the same percentage range as all employees and are based on overall performance and competitive market data except in those situations where individual performance and other factors influences awarding increases above or below this range.  Merit increases typically range between two and eight percent.  See discussion on “Base Salary” on page 60 of this section.

In addition, Mr. Tansky and Ms. Katz have employment agreements with the Company that contractually bind the Company, among other things, from lowering their base salaries to a level below what they were paid when they first entered into their respective employment agreement.  During the term of the agreements, the annual salary for each of Mr. Tansky and Ms. Katz must be reviewed annually and is subject to adjustment at the discretion of the Board.  For a further description of these employment agreements, see page 63 of this section.

---  Annual Incentive Compensation

Annual bonus incentives keyed to short term objectives form the second building block of our compensation program and are designed to provide incentives to achieve certain annual performance objectives and financial goals of the Company.  These performance objectives, which are used to determine annual bonus incentives for all employees, emphasize profitability and asset management.  The Compensation Committee believes that a significant portion of annual cash compensation for the named executive officers should be at risk and tied to our operational and financial results.  “Pay for performance” for the named executive officers has been significantly enhanced in recent years by putting a larger part of their potential compensation at risk in the annual bonus incentive program.

All named executive officers are eligible to be considered for annual bonus incentives.  Target annual performance incentives, stated as a percentage of base salary, are established for each of the named executive officers.  The objectives set for Mr. Tansky and other senior officers with broad corporate responsibilities are based on financial results of the overall company and individual performance goals.  When an employee has responsibility for a particular business unit or division, the performance goals are heavily weighted toward the operational performance of that unit.

Actual awards earned by the named executive officers are determined based on an assessment of our overall performance versus the annual objectives, a review of each named executive officer’s contribution to our overall achievement and an assessment of each named executive officer’s performance versus their individual objectives.  Mr. Tansky recommends bonus awards for other named executive officers for the Committee’s approval.  The Committee recommends the bonus for Mr. Tansky to the full Board for its approval.

The employment agreements of Mr. Tansky and Ms. Katz contain provisions regarding the payment of annual incentives.  The actual amounts will be determined according to the terms of the annual bonus program and will be payable at the discretion of the Board of Directors.  However, Mr. Tansky’s employment agreement provides that if bonus levels for a fiscal year are met, the minimum bonus amount he will receive will be 50% of his base salary.  If the target bonus goal for the fiscal year is met, he will receive 85% of his base salary, and if the maximum target goal is met, he will receive 170% of his base salary.  Under the terms of Ms. Katz’ employment agreement, if the target goal set by the Compensation Committee for each fiscal year is met, the amount of Ms. Katz’ annual bonus can be adjusted but cannot be reduced below 65% of her base salary.  See page 61 of this section for a more detailed discussion of the minimum, target, and maximum bonus goals set by the Compensation Committee for fiscal year 2007.

--  Long-Term Incentive

Long-term incentives in the form of stock options are intended to promote sustained high performance and to align our executives’ interests with those of our equity investors.  The stock options, which vest over five years other than in the case of Mr. Tansky whose options vest over four years, will only create value for the executives if the value of the Company increases.  This creates a direct correlation to the interests of our equity investors.

An initial stock option grant was made in fiscal year 2006 under the Neiman Marcus, Inc. Management Equity Incentive Plan, referred to as the Management Incentive Plan, to each of the named executive officers.  No grants of stock options were made to the named executive officers in fiscal year 2007 and none are anticipated until the vesting period of the initial stock option grants has lapsed, or in the event of a promotion or a new hire.  The initial grant was made following the consummation of the Transactions in order to retain the senior management team and to enable them to share in the growth of the Company along with our equity investors.

All grants of stock options under the Management Incentive Plan have an exercise price equal to the fair market value of our common stock on the date of grant.  Because our Company is privately held and there is no public market for our common stock, the fair market value of our common stock subsequent to the Transactions is determined by our Compensation Committee periodically based upon a number of factors.  In April 2007, a valuation of our common stock was performed to assist the Compensation Committee in this determination resulting in a valuation price of $2,683.68.  We expect to update this valuation on an annual basis.  In addition, our Compensation Committee considers such factors as the Company’s actual and projected financial results, the principal amount of the Company’s indebtedness, the value of the Company immediately prior to the Transaction, and other factors it believes are material to the valuation process.

In addition, following the consummation of the Transactions, the Neiman Marcus, Inc. Cash Incentive Plan (referred to as the Cash Incentive Plan) was adopted in 2005 to aid in the retention of certain key executives, including our named executive officers.  Under the Cash Incentive Plan, a $14 million cash bonus pool was created to be shared by its participants.  In the event of a change in control or an initial public offering in which the internal rate of return to our investors is positive, each participant in the Cash Incentive Plan, subject generally to continued employment, will be entitled to a cash bonus based upon the number of options that were granted to the participant relative to the other participants in the Cash Incentive Plan under the Management Incentive Plan.  Mr. Tansky will be entitled to receive (subject, with certain exceptions, to continued employment) a cash bonus under the Cash Incentive Plan in the amount of $3,080,911 pursuant to the terms of his employment agreement.  If the internal rate of return to the Sponsors is not positive following a change in control or an initial public offering, no amounts will be paid to those participating in the Cash Incentive Plan.  No amounts have been paid to date under the Cash Incentive Plan.

We believe the compensation objectives described earlier effectively and appropriately compensate our executives by guiding their activities toward the achievement of targeted performance objectives, both short and long term.  The amount of compensation, both in individual elements and in the aggregate, is targeted between the 50th and 75th percentile levels of a peer group of industry related companies.

Retirement, termination, and change in control benefits are also part of the compensation package for each named executive officer.  Our defined benefit and deferred compensation plans, as well as our change in control agreements and are described in more detail below.

Compensation Actions for the Named Executive Officers in fiscal year 2007

---  Market Comparisons

The Compensation Committee requests information from its outside consultants to determine if any element of compensation needs adjustment, including material change in order to comply with our strategy of targeting executive compensation that is between the 50th and 75th percentile levels of the compensation packages received by executives at a group of industry related companies.

In fiscal year 2007, the Compensation Committee, on the recommendation of its compensation consultants, referred primarily to the 16 companies identified below for purposes of benchmarking the compensation of our named executive officers.  These companies are intended to represent our competitors for business and talent.  Their executive compensation programs are compared to ours, as well as the compensation of individual executives if the jobs are sufficiently similar to make the comparison meaningful.  The comparison data is used to ensure that our named executive officer compensation, both individually and as a whole, is appropriately competitive relative to our Company’s performance.

Abercrombie & Fitch	Liz Claiborne
Ann Taylor	Nordstrom
Coach	Polo Ralph Lauren
Macy’s	Saks
The Gap	Talbots
Jones Apparel	Tiffany & Co.
Kohl’s	Tommy Hilfiger
Limited Brands	Williams Sonoma

---  Base Salary

For fiscal year 2007, Mr. Tansky was awarded a 5.2% increase from $1,350,000 in fiscal year 2006 to $1,420,000 for fiscal year 2007.  Ms. Katz was also awarded a 5.3% merit increase from $760,000 to $800,000.  Mr. Gold was awarded an 8.2% increase from $425,000 to $460,000 due to the competitive market considerations of the New York metropolitan area.  Mr. Hoffman was awarded an 8.7% increase from $460,000 to $500,000.  Mr. Hoffman’s higher percentage increase was due to the performance of his division, his expertise, and the heightened competition for executives in the e-commerce market.  Mr. Skinner received an 8.5% increase from $530,000 to $575,000.  Mr. Skinner received a higher percentage increase in his base salary based on the increase in salaries of chief financial officers in the group of industry related companies due to the added responsibilities of chief financial officers with respect to regulatory compliance.

--  Annual Incentive Compensation

For fiscal year 2007, the financial component of the annual bonus for each named executive officer was based on EBITDA and inventory turnover performance.  The Compensation Committee sets minimum, target, and maximum performance levels.  If the minimum threshold level is not achieved, no annual bonuses are paid.  The final award amount depends on the actual level of performance achieved; however, the Compensation Committee has the discretion to make adjustments.  The threshold, target, and maximum levels as a percentage of salary for Mr. Tansky are set by the terms of his employment agreement discussed on page 70 of this section and Ms. Katz’ target bonus may not be less than 65% of her base salary, as per the terms of her employment agreement discussed on page 71 of this section.

Minimum, target, and maximum bonuses are paid based on a percentage of base salary.  If the target level is achieved, each named executive officer will receive the percentage of base salary indicated below.  If the maximum level is achieved, the annual bonus incentives are paid at double the target percentage.  Minimum levels are payable at 25% of the target percentage.  The target percentages for Mr. Tansky and Mr. Skinner are weighted 75% on the overall financial results of the Company (EBITDA and inventory turnover) and 25% on individual objectives.  The target percentages for Ms. Katz, Mr. Hoffman, and Mr. Gold are weighted 30% on the overall financial results of the Company, 50% on the financial results of their respective divisions, and 20% on their individual objectives.

The target percentages set for fiscal year 2007 and the threshold, target, and maximum goals for each of the named executive officers for fiscal year 2007 are as follows:

	Burton M. Tansky	Karen W. Katz	James E. Skinner	Brendan L. Hoffman	James J. Gold
Target Bonus
Percent of Base Salary	85%	65%	50%	50%	50%

Financial Weightings
Overall Corporate Results	75%	30%	75%	30%	30%
Division Financial Results		50%		50%	50%
Individual Objectives	25%	20%	25%	20%	20%
Total	100%	100%	100%	100%	100%

Actual amounts paid to the named executive officers in fiscal year 2007 are listed in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation” on page 65 of this section.

In addition, discretionary bonuses have been awarded by the Compensation Committee to some or all of the named executive officers from time to time to award these individuals for exemplary performance.  Actual amounts of discretionary bonuses awarded to the named executive officers in fiscal year 2007 are listed in the Summary Compensation Table in the column under the heading “Bonus” on page 65 of this section.

--  Long-Term Incentive

Stock option grants were made to certain executive officers, including each of the named executive officers, on November 29, 2005.  As mentioned above, no grants of stock options were made to the named executive officers in fiscal year 2007 and none are anticipated until the vesting period of the initial stock option grants has lapsed, on October 6, 2010, or as a result of a promotion or a new hire.  The stock options are discussed further beginning on page 67 of this section under the heading “Outstanding Equity Awards at Fiscal Year End.”

Personal Benefits, Perquisites, and Other Executive Compensation

A competitive benefit package is considered an important factor in our overall compensation package.  Accordingly, executives enjoy a variety of benefits, including retirement benefits, health and life insurance, and a deferred compensation plan.  We also provide certain perquisites to executive officers that are not generally available to other employees.  These benefits are further described below.

Retirement Plans

The executive officers, including the named executive officers, participate in our tax-qualified retirement plans under the same rules that apply to all of our other employees.  Mr. Tansky and Ms. Katz are provided additional retirement benefits under the provisions of their respective employment contracts discussed later in this section.

Named executive officers earn retirement benefits under The Neiman Marcus Group, Inc. Employee Savings Plan (the 401(k) Plan), The Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan, The Neiman Marcus Group, Inc. Retirement Plan, and The Neiman Marcus Group, Inc. Supplemental Executive Retirement Plan.  Taken together, these plans are intended to provide competitive retirement income that is linked to Company performance and longer service.  A description of the provisions of these plans is provided below.

--  Savings Plan (401(k) Plan)

We have a funded tax-qualified defined contribution 401(k) plan, The Neiman Marcus Group, Inc. Employee Savings Plan (referred to as the Employee Savings Plan), which covers substantially all employees, including each of the named executive officers.  The Employee Savings Plan is a retirement savings plan that allows participants to contribute up to the limit prescribed by the Internal Revenue Service on a pre-tax basis (provided, however, that highly compensated employees are limited to 6% of eligible compensation).  The Company will match 100% of the first 2% and 25% of the next 4% of pay that is contributed to the Employee Savings Plan after the first year of employment.  All employee contributions to the Employee Savings Plan are fully vested upon contribution.  Company matching contributions vest after three years of service.  All of the named executive officers participated in the Employee Savings Plan in fiscal year 2007.

--  Retirement Plan

We also have a funded, tax-qualified pension plan known as The Neiman Marcus Group, Inc. Retirement Plan (referred to as the Retirement Plan).  The Retirement Plan is a “career-accumulation” plan and most employees qualify for participation.  Each participant becomes fully vested after five years of service with us.  Each named executive officer participates in the Retirement Plan and is fully vested.  The Retirement Plan is described in more detail on page 68 under the heading “Pension Benefits.”

--  Supplemental Retirement Plan and Key Employee Deferred Compensation Plan

U.S. tax laws limit the amount of benefits that we can provide under our tax-qualified plans.  We maintain The Neiman Marcus Group, Inc. Supplemental Executive Retirement Plan (referred to as the SERP) and the Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan (referred to as the KEDC Plan), which are unfunded, nonqualified arrangements intended to provide named executive officers and certain other key employees with additional benefits, including the benefits that they would have received under the Retirement Plan and the Employee Savings Plan if the tax law limitations did not apply and if certain other items of compensation could be included in calculation of benefits under our tax-qualified plans.

Participation in the SERP is limited to employees whose base salary is equal to or greater than $160,000 and meet other stated criteria.  Each SERP participant accrues a benefit for amounts in excess of those provided under the Retirement Plan.  SERP related benefits are more fully described under “Pension Benefits” on page 68.

Participation in the KEDC Plan is limited to employees whose base salary is in excess of $300,000 and meet other stated criteria.  Amounts in excess of those benefits provided under the Employee Savings Plan are credited to the account balances of each KEDC Plan participant.  KEDC Plan benefits are more fully described under “Nonqualified Deferred Compensation” on page 69.

Health-Related Benefits

Executive officers participate under the same plans as all other employees for medical, dental, vision, disability and life insurance.  These benefits are intended to be competitive with benefits offered in the retail industry.  In addition, the executive officers, including the named executive officers, participate in an executive life insurance program and a medical reimbursement program.  These benefits are included with the perquisites discussed below.

Matching Gift Program

All employees, including the named executive officers, may participate in our matching gift program.  Under the program, we will match charitable contributions by employees up to a maximum of $2,000 per qualifying organization on a two-for-one basis in each calendar year.  For any contribution made to a qualifying organization in which the employee has an active involvement (as evidenced by service on the organization’s governing body or in one of its working committees), the basis of our matching contribution may, upon application by the employee, be increased to a level greater than two-for-one.

Perquisites

The Company provides perquisites and other personal benefits that it believes are reasonable and consistent with the nature of the individual’s responsibilities in order to provide a competitive level of total compensation to our executives.  We believe the level of perquisites is within an acceptable range of what is offered by a group of industry related companies.  The Compensation Committee believes that these benefits are aligned with the Company’s desire to attract and retain superior management talent for the benefit of all stockholders.  The value of these benefits to the named executive officers is set forth in the Summary Compensation Table under the column “All Other Compensation” and detail about each element is set forth in a table following the Summary Compensation Table.

Compensation Following Employment Termination or Change in Control

--  Employment Agreements

Except for Mr. Tansky and Ms. Katz, none of our executives has an employment agreement.  The Company and the Compensation Committee believe that the employment agreements with Mr. Tansky and Ms. Katz are an important component in retaining these key executives.  The employment agreements were entered into in conjunction with the consummation of the Transactions, with Mr. Tansky’s agreement replacing a prior employment agreement that he had with the Company.  The Compensation Committee considered the importance of the continuity of senior leadership following the consummation of the Transactions to be a compelling reason to enter into the employment agreements.  The employment agreements provide, among other things, for payments to the executive following a termination of employment with the Company by the executive for “good reason” or the termination of employment by the Company without “cause.”  The triggering events constituting “good reason” and “cause” were negotiated to provide protection to the Company and to the executive for unwarranted terminations of employment that could cause harm to the Company.  The employment agreements also provide for certain payments to the executives upon death or disability.  Both Mr. Tansky and Ms. Katz are also parties to change in control agreements described below.  The employment agreements provide that payments to Mr. Tansky or Ms. Katz, as the case may be, under their change of control agreement, which shall terminate on October 6, 2007, are in lieu of any severance provided for in their employment agreement.  For a detailed description of the terms of these employment agreements, see “Employment and Other Compensation Agreements” on page 70 of this section.

--  Change in Control Agreements

In recognition of the degree of consolidation within the retail industry and to enable our executives to focus their efforts on the Company’s long term goals, the Company and the Compensation Committee believe that maintaining change in control agreements with our key executives is a sound business decision that protects shareholder value both prior to and after a change in control.  Accordingly, each of the named executive officers is a party to a change of control termination protection agreement.  In order to receive the lump sum benefit under these agreements, the executive’s employment must be terminated either by the Company without “cause” or by the executive for “good reason” within two years following, or in some cases before (an “anticipatory termination”), a change in control.  The change of control termination protection agreements for each of the named executive officers will terminate on October 6, 2007.  For a detailed description of the terms of these change of control termination protection agreements, see “Change of Control Agreements” on page 72 of this section.

In addition to the change of control termination protection agreements, each of the named executive officers (and certain other officers except for Mr. Tansky and Ms. Katz) is a party to a confidentiality, non-competition and termination benefits agreement with the Company.  The confidentiality, non-competition and termination benefits agreements provide for severance benefits once the change of control termination protection agreements expire if the employment of the affected individual is terminated other than for death, disability, or for cause.  These agreements provide for a severance payment equal to one and one-half annual base salary of the named executive officer, payable over an eighteen month period, and reimbursement for COBRA premiums for the same period.

--  Other

The Company has change in control provisions in its Management Incentive Plan and its retirement plans that may provide for accelerated vesting and/or distributions in certain circumstances, and these provisions apply equally to all participants in the plans, including the named executive officers, except to the extent an executive is party to an individual agreement that provides otherwise.

Consideration of Tax and Accounting Treatment of Compensation

When setting equity compensation, the Compensation Committee considers the estimated cost for financial reporting purposes of any equity compensation it is considering.

--  Internal Revenue Code §409A

The American Jobs Creation Act of 2004 changed the tax rules applicable to nonqualified deferred compensation arrangements.  It added new Code Section 409A, which has generally been in effect since January 1, 2005.  The final regulations were issued on April 17, 2007 and will take effect on January 1, 2008.  We have operated in good faith compliance with the statutory provisions and will comply with the new regulations in order to meet the January 1, 2008 deadline.

--  Accounting for Stock-Based Compensation

We began accounting for stock-based payments in accordance with the requirements of FASB Statement 123(R) on July 31, 2005.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation  Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE

Jonathan J. Coslet, Chairman
Kewsong Lee
John G. Danhakl

Summary Compensation Table

The following table sets forth the annual compensation for the Principal Executive Officer, the Principal Financial Officer, and the three other most highly compensated executive officers (referred to as the named executive officers) serving at the end of fiscal year 2007.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compen- sation ($)(3)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)(4)	All Other Compen- sation ($)(5)	Total ($)
Burton M. Tansky	2007	1,420,000	108,027	1,458,134	2,160,530	754,000	138,657	6,039,348
President and Chief
Executive Officer

Karen W. Katz	2007	800,000	45,448	791,488	908,960	284,145	93,187	2,923,228
President and Chief
Executive Officer
Neiman Marcus
Stores

James E. Skinner	2007	575,000	25,228	395,744	504,563	100,983	36,038	1,637,556
Senior Vice President
and Chief Financial
Officer

Brendan L. Hoffman	2007	500,000	15,650	395,744	313,000	51,838	26,958	1,303,190
President and Chief
Executive Officer
Neiman Marcus
Direct

James J. Gold	2007	460,000	21,793	395,744	435,850	158,000	476,144	1,947,531
President and Chief
Executive Officer
Bergdorf Goodman

Footnotes:

(1)             Performance bonuses for fiscal year 2007 were paid under our bonus plan, referred to as the “bonus plan.”  In accordance with SEC requirements, these amounts are reported in the Non-Equity Incentive Plan Compensation column.  The amounts reported in this column represent a discretionary bonus awarded by the Compensation Committee to each of the named executive officers.

(2)             Shown is the expense recognized in our financial statements for fiscal year 2007 under SFAS 123(R) for all outstanding option awards held by each of the named executive officers.  This amount is comprised of the portions of the fair values of options awarded in fiscal year 2005, which were allocated to services provided by the named executive officers in fiscal year 2007.  The assumptions we used in calculating these amounts are incorporated herein by reference to Note 1 to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

(3)             The amounts reported in the Non-Equity Incentive Plan Compensation column reflect the amounts earned and payable to each named executive officer for fiscal year 2007 under the bonus plan.  These amounts are the actual amounts earned under the awards described in the Fiscal Year 2007 Grants of Plan-Based Awards table on page 66.  Payments under the bonus plan were calculated as described in the Compensation Discussion and Analysis beginning on page 57.

(4)             The amounts in this column include the change in the actuarial value of the named executive officers’ benefits under The Neiman Marcus Group, Inc. Retirement Plan and the Supplemental Executive Retirement Plan from July 31, 2006 to July 28, 2007 as follows:  $754,000 for Mr. Tansky; $274,000 for Ms. Katz; $98,000 for Mr. Skinner; $51,000 for Mr. Hoffman; and $158,000 for Mr. Gold.  This “change in the actuarial value” is the difference between the fiscal year 2006 and fiscal year 2007 present value of the pension benefits accumulated as of year-end by the named executive officers, assuming that benefit is not paid until age 65.  These amounts were computed using the same assumptions used for financial statement reporting purposes under FAS 87, Employers’ Accounting for Pensions as described in Note 13 to the audited consolidated financial statements on page F-35 of this Annual Report on Form 10-K.

Also shown in this column is the portion of annual earnings on the named executive officer’s principal balance under the KEDC plan (credited monthly with interest at an annual rate equal to the prime interest rate published in The Wall Street Journal on the last business day of the preceding calendar quarter plus two percentage points, which averaged approximately 10.25 percent during the year) that exceeds 120 percent of the applicable federal long-term interest rate as follows: $10,145 for Ms. Katz; $2,983 for Mr. Skinner; and $838 for Mr. Hoffman.

(5)             Includes all items listed in the following table entitled “All Other Compensation.”  In the interest of transparency, the value of perquisites and other personal benefits is provided in this column and in the footnotes below even if the amount is less than the reporting threshold established by the SEC.

The table below sets forth all other compensation for each of the named executive officers.

All Other Compensation	Burton M. Tansky ($)	Karen W. Katz ($)	James E. Skinner ($)	Brendan L. Hoffman ($)	James J. Gold ($)
401(k) plan contributions paid by us	$6,750	$6,750	$6,750	$6,750	$6,750
Deferred compensation plan match	—	37,986	22,392	6,625	—
Group term life insurance	14,087	2,191	2,830	927	1,050
Financial counseling/tax preparation	35,087	1,167	2,455	—	3,044
Long-term disability	2,788	2,788	1,287	1,287	1,287
Car allowance	12,000	—	—	—	—
Clothing allowance	—	25,000	—	—	—
Cost of living adjustment(1)	—	—	—	—	167,691
Gross ups:	—	—	—	—	—
New York non-resident taxes (2)	67,945	16,745	—	11,141	—
Deferred compensation tax(2)	—	560	324	228	—
Other(3)	—	—	—	—	296,322
TOTALS	$138,657	$93,187	$36,038	$26,958	$476,144

Footnotes:

(1)             The amount listed for Mr. Gold represents an annualized cost of living adjustment due to his relocation from Texas to New York.

(2)             The amounts shown represents gross up payments made in connection with New York non-resident taxes and taxes associated with the Medicare portion of deferred compensation.

(3)             The amount shown for Mr. Gold represents a one-time reimbursement for New York state taxes.

FISCAL YEAR 2007 GRANTS OF PLAN BASED AWARDS

The following table sets forth certain information with respect to grants of plan-based awards during the year ended July 28, 2007 to each of our named executive officers.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Tansky, Burton M.	10-24-2006	710,000	1,207,000	2,414,000

Katz, Karen W.	10-24-2006	130,000	520,000	1,040,000

Skinner, James E.	10-24-2006	71,875	287,500	575,000

Hoffman, Brendan L.	10-24-2006	62,500	250,000	500,000

Gold, James J.	10-24-2006	57,500	230,000	460,000

Footnotes:

(1)             Non-equity incentive awards granted each of the named executive officers pursuant to the bonus plan.  Payments under these awards have already been determined and will be made prior to October 15, 2007 and are included in the Non-Equity Incentive Plan Compensation column of the fiscal year 2007 Summary Compensation Table.  For a detailed discussion on of the annual incentive awards for fiscal year 2007, see Compensation Discussion and Analysis beginning on page 57.

The following table sets forth certain information regarding the total number and aggregate value of stock options held by each of our named executive officers at July 28, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value Of Unearned Shares, Units or Other Rights that have not Vested ($)
Burton M. Tansky	3,742	—		361.25		9-23-2010	—	—	—	—
	1,465	—		361.25		5-15-2011	—	—	—	—
	2,076	—		354.03		9-22-2011	—	—	—	—
	460	6,809	(1)	1,445.00		10-06-2015	—	—	—	—
	1,692	6,809	(2)	1,589.50	(2)	10-06-2015	—	—	—	—

Karen W. Katz	1,869	3,472	(3)	1,445.00		10-06-2015	—	—	—	—
	1,869	3,472	(4)	1,589.50	(4)	10-06-2015	—	—	—	—

James E. Skinner	935	1,735	(3)	1,445.00		10-06-2015	—	—	—	—
	935	1,735	(4)	1,589.50	(4)	10-06-2015	—	—	—	—

Brendan L. Hoffman	935	1,735	(3)	1,445.00		10-06-2015	—	—	—	—
	935	1,735	(4)	1,589.50	(4)	10-06-2015	—	—	—	—

James J. Gold	935	1,735	(3)	1,445.00		10-06-2015	—	—	—	—
	935	1,735	(4)	1,589.50	(4)	10-06-2015	—	—	—	—

Footnotes:

(1)             Nonqualified stock options granted November 29, 2005 vested with respect to 460 shares on the first anniversary date of October 6, 2005 and thereafter on the subsequent three anniversary dates of October 6, 2005 with respect to 2,269 shares.

(2)             Nonqualified stock options granted on November 29, 2005 vest in four equal annual installments on October 6, 2007, October 7, 2008, October 6, 2009, and October 6, 2010, subject to earlier vesting as disclosed on page 71 of this section.  The options were granted at the initial exercise price of $1,445.00 per share which will increase at a 10.00% compound rate on each anniversary of October 6, 2005 until the earlier to occur of (i) the exercise of the option, (ii) the fifth anniversary of October 6, 2005, or (iii) the occurrence of a Change of Control, as more fully discussed on page 72.  On October 6, 2007, the option price will increase to $1,748.48 per share.

(3)             Nonqualified stock options granted on November 29, 2005 at the exercise price of $1,445.00 per share which vests 20% on the first anniversary of October 6, 2005 and thereafter in forty-eight equal monthly installments over the forty-eight months following the first anniversary of October 6, 2005, beginning on the one-month anniversary of such first anniversary and becoming fully vested on October 6, 2010, subject to earlier vesting in certain circumstances following a change in control.

(4)             Nonqualified stock options granted on November 29, 2005 which vests 20% on the first anniversary of October 6, 2005 and thereafter in forty-eight equal monthly installments over the forty-eight months following the first anniversary of October 6, 2005, beginning on the one-month anniversary of such first anniversary and becoming fully vested on October 6, 2010.  The options were granted at the initial exercise price of $1,445.00 per share which will increase at a 10.00% compound rate on each anniversary of October 6, 2005 until the earlier to occur of (i) the exercise of the option, (ii) the fifth anniversary of October 6, 2005, or (iii) the occurrence of a Change of Control, as more fully discussed on page 72, or in the event the equity investors sell a portion of their investment, with respect to a portion of the options bearing the same ratio as the portion of the equity investor’s equity sold.  On October 6, 2007, the option price will increase to $1,748.48 per share.

OPTION EXERCISES AND STOCK VESTED

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
Burton M. Tansky	578	221,050
Karen W. Katz	—	—
James E. Skinner	—	—
Brendan L. Hoffman	—	—
James J. Gold	—	—

(1)                Reflects the difference between the exercise price of the stock option and the valuation price in effect on the date of the exercise as determined by the Company based upon a number of factors, as more fully discussed on page 59.

PENSION BENEFITS

                The following table sets forth certain information with respect to retirement payments and benefits under the Retirement Plan and the SERP for each of our named executive officers.

Name	Plan Name	Number of Years Credited Service (#)(1)		Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
Burton M. Tansky	Retirement Plan	17		391,000	—
	SERP	29	(3)	6,944,000	—
Karen W. Katz	Retirement Plan	22		176,000	—
	SERP	22	(4)	1,189,000	—
James E. Skinner	Retirement Plan	6		82,000	—
	SERP	6		227,000	—
Brendan L. Hoffman	Retirement Plan	9		44,000	—
	SERP	9		99,000	—
James J. Gold	Retirement Plan	16		76,000	—
	SERP	16		324,000	—

Footnotes:

(1)             Computed as of July 28, 2007, which is the same pension measurement date used for financial statement reporting purposes with respect to our audited consolidated financial statements and notes thereto.

(2)             For purposes of calculating the amounts in this column, retirement age was assumed to be the normal retirement age of 65, as defined in the Retirement Plan.  A description of the valuation method and all material assumptions applied in quantifying the present value of accumulated benefit is set forth in Note 13 to the audited consolidated financial statements on page F-35 of this Annual Report on Form 10-K.

(3)             The difference in years of service is a result of the provision in Mr. Tansky’s employment agreement relating to the calculation of his years of service under the SERP.  Following his termination of employment with us, his years of service for purposes of calculating his benefit under the SERP will be determined by multiplying his actual service for purposes of the SERP by 2, subject to the 25-year maximum set forth in the SERP, and by then providing him with an additional credit for each year of service to the Company following his attainment of age sixty-five (65) (disregarding the 25-year maximum set forth in the SERP).  See the discussion of his employment agreement under “Employment and Other Compensation Agreements” on page 70 of this section.

(4)             Pursuant to the terms of Karen Katz’s employment agreement, after she has reached the 25-year maximum set forth in the SERP, she will be entitled to an additional one year of credit for each full year of service thereafter.  In addition, if her employment is terminated by us for any reason other than death, disability, cause, or non-renewal of her employment term, or if she terminates her employment with us for good reason, and she has not yet reached 65, her SERP benefit will not be reduced solely by reason of her failure to reach 65 as of the termination date.

The Retirement Plan is a funded, tax-qualified pension plan.   Most non-union employees over age 21 who have completed one year of service with 1,000 or more hours participate in the Retirement Plan, which pays benefits upon retirement or termination of employment.  The Retirement Plan is a “career-accumulation” plan, under which a participant earns each year a retirement annuity equal to 1 percent of his or her compensation for the year up to the Social Security wage base and 1.5 percent of his or her compensation for the year in excess of such wage base.  Benefits under the Retirement Plan become fully vested after five years of service with us.

The SERP is an unfunded, nonqualified plan under which benefits are paid from our general assets to supplement Retirement Plan benefits and Social Security.  Executive, administrative and professional employees (other than those employed as salespersons) with an annual base salary at least equal to a minimum established by the Company ($160,000 as of July 28, 2007) are eligible to participate.  At normal retirement age (age 65), a participant with 25 or more years of service is entitled to payments under the SERP sufficient to bring his or her combined annual benefit from the Retirement Plan and SERP, computed as a straight life annuity, up to 50 percent of the participant’s highest consecutive 60 month average of annual pensionable earnings, less 60 percent of his or her estimated annual primary Social Security benefit.  If the participant has fewer than 25 years of service, the combined benefit is proportionately reduced.  Benefits under the SERP become fully vested after five years of service with us.  The SERP is designed to comply with the requirements of Section 409A of the Internal Revenue Code.

NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Burton M. Tansky	—	—	—	—	—

Karen W. Katz	223,678	37,986	24,101	—	360,631

James E. Skinner	58,283	22,392	7,082	—	109,067

Brendan L. Hoffman	14,949	6,625	1,993	—	32,794

James J. Gold	—	—	—	—	—

                The amounts reported in the Nonqualified Deferred Compensation Table represent deferrals and Company matching contributions credited pursuant to KEDC Plan.  The amounts reported as Executive Contributions in Last Fiscal Year are also included as Salary and Non-Equity Incentive Plan Compensation in the Summary Compensation Table on page 65.

The KEDC Plan allows eligible employees to elect to defer up to 15% of base pay and up to 15% of annual performance bonus each year.  Eligible employees generally are those employees who have completed one year of service with the Company, have annual base pay of at least $300,000 and are otherwise designated as eligible by the Company’s employee benefits committee.  The Company also credits a matching contribution each pay period equal to (A) the sum of (i) 100% of the sum of the employee’s KEDC Plan deferrals and the maximum Employee Savings Plan deferral that the employee could have made under such plan for such pay period, to the extent that such sum does not exceed 2% of the employee’s compensation for such pay period, and (ii) 25% of the sum of the employee’s KEDC Plan deferrals and the maximum Employee Savings Plan deferral that the employee could have made under such plan for such pay period, to the extent that such sum does not exceed the next 4% of the employee’s compensation for such pay period, minus (B) the maximum possible match the employee could have received under the Employee Savings Plan for such pay period.  Such amounts are credited to a bookkeeping account for the employee and are fully vested.  Accounts are credited monthly with interest at an annual rate equal to the prime interest rate published in The Wall Street Journal on the last business day of the preceding calendar quarter plus two percentage points.  Amounts credited to an employee’s account become payable to the employee upon termination of employment, death, unforeseeable emergency or change of control of the Company.  In the event of termination of employment, payment is made in a lump sum in the calendar quarter following the calendar quarter in which the termination occurs although if the employee is eligible for retirement upon such termination, payment may be deferred until the following year or made in installments over a period of up to ten years, depending upon the distribution form previously elected by the employee.  There is no separate funding for the amounts payable under the KEDC Plan, rather the Company makes payment from its general assets.  The KEDC Plan is designed to comply with the requirements of Section 409A of the Internal Revenue Code.

Employment and Other Compensation Agreements

                As discussed in “Compensation Discussion & Analysis,” The Neiman Marcus Group, Inc. has entered into employment agreements with Burton M. Tansky and Karen W. Katz and change of control agreements with each of the named executive officers.  In addition, each of the named executive officers, except for Mr. Tansky, is a party to a confidentiality, non-competition and termination benefits agreement that, under certain circumstances, will provide for severance benefits once the change of control agreements expire.

                Employment Agreement with Mr. Tansky

The employment agreement with Mr. Tansky has an employment term of five years and provides that he will act as our Chief Executive Officer until October 2008.  Thereafter, under the terms of the agreement and until October 2010, he will act as chairman of the Board and shall have such duties as are customary for that position.  During the time that Mr. Tansky is the Chief Executive Officer (referred to herein as the “CEO term”), his base salary shall not be less then $1,300,000.  During the period he serves as chairman (referred to herein as the “Chairman term”), he will be entitled to 75% of the base compensation he earned as Chief Executive Officer.  Mr. Tansky’s agreement also provides that he will participate in the Company’s annual bonus plan.  The actual amounts will be determined according to the terms of the annual bonus program and will be payable at the discretion of the Board of Directors.  Mr. Tansky’s agreement provides that if bonus levels for a fiscal year are met, the minimum bonus amount he will receive will be 50% of his base salary, if the target bonus goal for the fiscal year is met, he will receive 85% of his base salary, and if the maximum target goal is met, he will receive 170% of his base salary.

In addition to the foregoing, the agreement provides that upon the occurrence of the earlier of a change of control (as defined in the employment agreement) or an initial public offering (as defined in the employment agreement), Mr. Tansky will be entitled to a cash bonus equal to $3,080,911, which represents his portion of the cash incentive pool pursuant to the Cash Incentive Plan (more fully described on page 74 of this section), provided that no such bonus will be paid unless (A) he remains employed with the Company through the earlier of (x) the date of the change of control, (y) the initial public offering or (z) the fourth anniversary of the effective date of the agreement (which effective date was October 6, 2005), and (B) the internal rate of return (as calculated in accordance with provisions contained in the agreement) to the majority stockholder (as defined in the employment agreement) in respect of their direct and indirect investment in the Company is positive.  The agreement also provides that at the time of Mr. Tansky’s termination of employment with the Company, his years of service for purposes of calculating his benefit under the SERP shall be determined by multiplying his actual service for purposes of the SERP by 2, subject to the 25-year maximum set forth in the SERP, and by then providing him with an additional credit for each year of service by him to the Company following his attainment of age sixty-five (65) (disregarding the 25-year maximum set forth in the SERP).

This agreement may be terminated by either party on three months notice, subject to severance obligations in the event of termination under certain circumstances (as described below).  The agreement also provides that payments to Mr. Tansky under his change of control agreement, which is described below, is in lieu of any severance payment provided for in his employment agreement.

                If we terminate Mr. Tansky’s employment for cause (as defined in the employment agreement) or if he resigns without good reason (as defined in the employment agreement) , Mr. Tansky will receive (i) any unpaid salary through the date of termination or resignation and any bonus payable for the preceding fiscal year that has otherwise not already been paid, (ii) any accrued but unused vacation days, and (iii) any reimbursement for business travel and other expenses to which he is entitled.  In addition, in the event that following a resignation by Mr. Tansky without good reason, a change of control or initial public offering occurs in which certain of our investors recognizes a positive internal rate of return, Mr. Tansky will be entitled to a payment equal to the product of (i) $3,080,911 and (ii) 25% multiplied by the number of full years (and not fractions thereof) from the effective date of the agreement to the resignation date.

                If (1) we terminate Mr. Tansky’s employment without cause or if he resigns for good reason and, in each case, he is not entitled to receive payments or benefits under his change of control agreement described below, or (2) Mr. Tansky resigns without good reason during the 30 day period following the six month anniversary of a future change of control (referred to herein as a change of control resignation), he will receive (i) any unpaid salary through the date of termination or resignation and any bonus payable for the preceding fiscal year that has otherwise not already been paid, (ii) any accrued but unused vacation days, and (iii) any reimbursement for business travel and other expenses to which he is entitled.  In addition, subject to his execution of a mutual release and waiver of claims, he will receive a lump sum equal to (A) 85% of base salary multiplied by a fraction, the numerator of which is the number of days during the fiscal year up to the termination date and the denominator of which is 365, plus (B) if such termination occurs prior to the commencement of the Chairman term and is not a change of control resignation, an amount equal to three times the sum of (i) base salary and (ii) the target bonus in effect on the termination date, or (C) if such termination occurs during the Chairman term or is a change of control resignation, an amount equal to two times the sum of (i) base salary and (ii) the target bonus in effect on the termination date; provided, however, that Mr. Tansky shall be required to repay this payment if he violates certain of the restrictive covenants or if he is found to have engaged in certain acts of wrongdoing, all as further described in the agreement.  In the event that following a termination of Mr. Tansky’s employment by us without cause or a resignation by Mr. Tansky for good reason, after October 6, 2009 but prior to October 6, 2010, a change of control or initial public offering occurs in which certain of our investors recognizes a positive internal rate of return, Mr. Tansky will be entitled to a payment equal to the product of (i) $3,080,911 and (ii) the sum (not to exceed 100%) of (A) 25% multiplied by the number of full years and fractions thereof from the effective date of the agreement to the employment termination date and (B) 25%.

If Mr. Tansky’s employment terminates before the end of the term due to death or inability to perform (as defined in the employment agreement), we will pay him or his estate, as applicable (i) any unpaid salary through the date of termination or resignation and any bonus payable for the preceding fiscal year that has otherwise not already been paid, (ii) any accrued but unused vacation days, (iii) any reimbursement for business travel and other expenses to which he is entitled, and (iv) 85% of base salary multiplied by a fraction, the numerator of which is the number of days during the fiscal year up to the termination date and the denominator of which is 365.  In the event that following a termination of Mr. Tansky’s employment due to death or inability to perform, a change of control or initial public offering occurs in which certain of our investors recognizes a positive internal rate of return, Mr. Tansky will be entitled to a payment equal to $3,080,911.

Pursuant to the agreement, depending on the circumstances of the termination of Mr. Tansky’s employment, he may also be entitled to up to three years of continuing coverage under our group health, dental and life insurance plans and certain retiree medical coverages.

Mr. Tansky’s agreement also contains a tax gross-up provision whereby if, in the event of a change in control following the existence of a public market for the Company’s stock, he incurs any excise tax by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), he will receive a gross-up payment in an amount that would place him in the same after-tax position that he would have been in if no excise tax had applied.  However, under certain conditions, rather than receive a gross-up payment, the payments payable to him will be reduced so that no excise tax is imposed.

Pursuant to the agreement, Mr. Tansky received a grant of options to purchase 16,349.1797 shares of the Company’s common stock, which vest in accordance with the terms of the agreement over the first four anniversaries of the date of grant.  The agreement provides for the accelerated vesting of these options upon (i) a change of control or (ii) the termination of Mr. Tansky’s employment before the end of the term due to death or inability to perform.  In addition, in the event that we terminate Mr. Tansky’s employment without cause or if he resigns for good reason, the agreement provides that the options will vest as to (i) the number of shares that would have become vested on the next anniversary of the grant date, plus (ii) if the termination date occurs prior to the third anniversary of the grant date, the number of shares that would have vested on the next anniversary of the grant date, multiplied by a fraction, the numerator of which is the number of days from the preceding anniversary of the grant date and the denominator of which is 365.

                Mr. Tansky’s agreement also contains obligations on his part regarding non-competition and non-solicitation of employees during employment following the termination of his employment for any reason, confidential information and non-disparagement of the Company and its business.  The non-competition agreement generally prohibits Mr. Tansky during his employment and for a period of three years from termination from becoming a director, officer, employee or consultant for any competing business that owns or operates a luxury specialty retail store located in the geographic areas of the Company’s operations.  The agreement also requires that he disclose and assign to the Company any trademarks or inventions developed by him which relate to his employment by the Company or to the Company’s business.

                Employment Agreement with Ms. Katz

The employment agreement with Ms. Katz provides that she will act as Chief Executive Officer and President of Neiman Marcus Stores, a division of The Neiman Marcus Group, Inc., until October 2010, subject to automatic one-year renewals of the term if neither party submits a notice of termination at least three months prior to the end of the then-current term.  Pursuant to the agreement, her base salary shall not be less than $760,000.  Ms. Katz’s agreement also provides that she will participate in the Company’s annual bonus plan.  The actual amounts will be determined according to the terms of the annual bonus program and will be payable at the discretion of the Board of Directors.  However, Ms. Katz’s agreement provides that her target bonus may not be reduced below 65% of her base salary.  In addition, the agreement provides that during the term, Ms. Katz shall continue to accrue benefits under the SERP, provided that (i) the SERP shall not be amended or terminated in any way that adversely affects her, and (ii) after she has reached the 25-year maximum set forth in the SERP, she shall be entitled to an additional one year of credit for each full year of service thereafter.  In addition, if (i) during the term, her employment is terminated by the Company for any reason other than death, disability (as defined in the employment agreement), or cause (as defined in the employment agreement), (ii) during the term, she terminates her employment for good reason (as defined in the employment agreement), or (iii) her employment terminates upon expiration of the term following the provision by the Company of a notice of non-renewal, and, in any such case, on the date of such termination she has not yet reached age 65, her SERP benefit shall not be reduced according to the terms of the SERP solely by reason of her failure to reach age 65 as of the termination date.

This agreement may be terminated by either party on three months’ notice, subject to severance obligations in the event of termination under certain circumstances (as described below).  The agreement also provides that payments to Ms. Katz under her change of control agreement, which is described below, are in lieu of any severance payments provided for in her employment agreement.

If we terminate Ms. Katz’s employment for cause or if she resigns without good reason or following her delivery of a notice of non-renewal to the Company, Ms. Katz will receive only (i) any unpaid salary through the date of termination or resignation and any bonus payable for the preceding fiscal year that has otherwise not already been paid, (ii) any accrued but unused vacation days, and (iii) any reimbursement for business travel and other expenses to which she is entitled.

                If , following October 6, 2007, we terminate Ms. Katz’s employment without cause or if she resigns for good reason or following her receipt of a notice of non-renewal from the Company, she will receive (i) any unpaid salary through the date of termination or resignation and any bonus payable for the preceding fiscal year that has otherwise not already been paid, (ii) any accrued but unused vacation days, and (iii) any reimbursement for business travel and other expenses to which she is entitled.  In addition, subject to her execution of a release and waiver of claims, she will receive (i) an amount of annual incentive pay equal to a prorated portion of her target bonus amount for the year in which the employment termination date occurs, (ii) a lump sum equal to two times the sum of her base salary and target bonus, at the level in effect as of the employment termination date, and (iii) for the two year period following such termination, the benefits described in, and subject to the terms of, her change of control agreement (which is further described below); provided, however, that Ms. Katz shall be required to repay this payment if she violates certain restrictive covenants in her agreement or if she is found to have engaged in certain acts of wrongdoing, all as further described in the agreement.

If, prior to October 6, 2007, Ms. Katz’s employment with the Company is terminated for any reason, her entitlements and obligations, if any, shall be governed by her change of control agreement.

If Ms. Katz’s employment terminates before the end of the term due to her death or disability, we will pay her or her estate, as applicable, (i) any unpaid salary through the date of termination and any bonus payable for the preceding fiscal year that has otherwise not already been paid, (ii) any accrued but unused vacation days, (iii) any reimbursement for business travel and other expenses to which she is entitled, and (iv) an amount of annual incentive pay equal to a prorated portion of her target bonus amount for the year in which the employment termination date occurs.

Ms. Katz’s agreement also contains a tax gross-up provision whereby if, in the event of a change in control following the existence of a public market for the Company’s stock, she incurs any excise tax by reason of her receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Code, she will receive a gross-up payment in an amount that would place her in the same after-tax position that she would have been in if no excise tax had applied.  However, under certain conditions, rather than receive a gross-up payment, the payments payable to her will be reduced so that no excise tax is imposed.

                Ms. Katz’s agreement also contains obligations on her part regarding non-competition and non-solicitation of employees following the termination of her employment for any reason, confidential information and non-disparagement of the Company and its business.  The non-competition agreement generally prohibits Ms. Katz during employment and for a period of one year from termination from becoming a director, officer, employee or consultant for any competing business that owns or operates a luxury specialty retail store located in the geographic areas of the Company’s operations.  The agreement also requires that she disclose and assign to the Company any trademarks or inventions developed by her which relate to her employment by the Company or to the Company’s business.

                Change of Control Agreements

                Each of the named executive officers is a party to a change of control termination protection agreement that will expire on October 6, 2007.  If the named executive officer’s employment is terminated by The Neiman Marcus Group, Inc.

without cause or by the named executive officer for good reason (which includes in most cases, among other things, a reduction in the named executive officer’s base salary or total bonus, a relocation greater than 50 miles from the named executive officer’s current principal place of business or a diminution in the Named Executive Officer’s title or primary reporting relationship or substantial diminution in duties or responsibilities (other than solely as a result of our ceasing to be a publicly held corporation), as those terms are defined in the agreement, prior to October 6, 2007 the named executive officer will be entitled to receive a lump sum amount equal to (a) the sum of two times, or in the case of Mr. Tansky, three times, (1) the officer’s annual base salary and (2) his or her annual target bonus for the year of the termination, and (b) a pro rata target bonus provided that if the named executive officer’s employment terminates after more than 75% of our fiscal year has elapsed, the named executive officer may be entitled to a pro rata portion of the actual bonus to which he or she would have been entitled if such actual bonus would have been greater than the target bonus and for purposes of calculating the actual bonus it is assumed that all qualitative and subjective performance criteria were achieved.  Payments to Mr. Tansky and Ms. Katz under their change of control termination protection agreements are in lieu of any severance provided for in their employment agreements.

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

•              Continuing coverage under our group health, dental and life insurance plans for the named executive officer, his or her spouse and any dependents for two years (three in the case of Mr. Tansky) (any such medical and dental benefits will become secondary to coverage provided by a subsequent employer) and certain retiree medical coverage benefits; and

•              Reimbursement for outplacement expenses and merchandise discounts for the named executive officer, his or her spouse and dependents.

                Each agreement also contains a tax gross-up provision whereby if the named executive officer incurs any excise tax by reason of his or her receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Code, the named executive officer will receive a gross-up payment in an amount that would place the named executive officer in the same after-tax position that he or she would have been in if no excise tax had applied.  However, under certain conditions, rather than receive a gross-up payment, the payments payable to the named executive officer will be reduced so that no excise tax is imposed.  As a condition to receiving any payments or benefits under the agreements, the officers must execute a release of claims in respect of their employment with us.

                Confidentiality, Non-Competition and Termination Benefits Agreements

                In addition to the change of control termination protection agreements, each of the named executive officers and certain other officers, except for Mr. Tansky and Ms. Katz, are party to a confidentiality, non-competition and termination benefits agreement that will provide for severance benefits once the change of control termination protection agreements expire if the employment of the affected individual is terminated by the Company other than in the event of death, disability or termination for cause.  These agreements provide for a severance payment equal to one and one-half annual base salary payable over an eighteen month period, and reimbursement for COBRA premiums for the same period.  Each of the confidentiality, non-competition, termination benefits agreement contains restrictive covenants as a condition to receipt of any payments payable thereunder.

Cash Incentive Plan

Following the consummation of the Transactions, the Neiman Marcus, Inc. Cash Incentive Plan (referred to as the Cash Incentive Plan) was adopted to aid in the retention of certain key executives, including the named executive officers.  The Cash Incentive Plan provides for the creation of a $14 million cash bonus pool to be shared by the participants based on the number of stock options that were granted to each such participant relative to other participants in the Cash Incentive Plan pursuant to the Management Incentive Plan.  Each participant in the Cash Incentive Plan will be entitled to a cash bonus upon the earlier to occur of a change of control or an initial public offering, provided that the internal rate of return to certain of our investors is positive.  If the internal rate of return to certain of our investors is not positive, no amounts will be paid under the Cash Incentive Pool.

                Based on the foregoing, each of the named executive officers would be entitled to receive the following percentages of the remaining cash bonus pool on July 28, 2007, assuming there was a change in control or an initial public offering on that date, and the rate of return to the Sponsors was positive:

Name	Percentage
Burton M. Tansky	22.00%
Karen W. Katz	13.75%
James E. Skinner	6.88%
Brendan L. Hoffman	6.88%
James J. Gold	6.88%

All required federal, state, or local government tax will be withheld from all payments made to participants under the Cash Incentive Plan.  No payments have been made or are currently anticipated under the Cash Incentive Plan.

Potential Payments Upon Termination or Change-in-Control

                The tables below show certain potential payments that would have been made to a named executive officer if the named executive officer’s employment had terminated on July 28, 2007 under various scenarios, including a change-in-control.  Because the payments to be made to a named executive officer depend on several factors, the actual amounts to be paid out upon a named executive officer’s termination of employment can only be determined at the time of an executive’s separation from the Company.

Burton M. Tansky

Executive Benefits and Payments Upon Separation	Retirement ($)(1)(7)(8)	Termination due to death ($)(2)(7)(8)	Termination due to Disability ($)(3)(7)(8)	Termination without cause or for good reason ($)(4)(7)(8)	Change in Control ($)(5)(7)	Termination without cause following a change in control ($)(6)(7)

Compensation:
Severance	$—	$—	$—	$4,260,000	$—	$4,260,000
Bonus	—	1,207,000	1,207,000	3,621,000	—	3,621,000
Stock Options	—	15,886,417	15,886,417	9,708,366	15,886,417	15,886,417

Benefits & Perquisites:
Retirement Plans	3,192,000	—	—	—	—	—
Outplacement Services	—	—	—	75,000	—	75,000
Cash Incentive Plan Payment	—	—	—	—	3,080,911	—
Long-Term Disability	—	—	240,000	—	—	—
Health and Welfare Benefits	—	—	—	44,790	—	44,790
Life Insurance Benefits	—	1,000,000	—	—	—	—
Total	$3,192,000	$18,093,417	$17,333,417	$17,709,156	$18,967,328	$23,887,207

Footnotes:

(1)             Represents the SERP enhancement provided in Mr. Tansky’s employment agreement.

(2)             Represents the estimated present value of amounts payable to Mr. Tansky’s beneficiaries upon his death:  A lump sum payment of Mr. Tansky’s target bonus; the intrinsic value of all unvested equity incentive awards (calculated as in footnote 1 above); and a lump sum basic life insurance benefit payment of $1,000,000 payable by the Company’s life insurance provider.

(3)             Represents the intrinsic value of all unvested equity incentive awards (calculated as in footnote (1) above), and $20,000 per month payable for 12 months pursuant to the terms and conditions of the Company’s long-term disability plan provider.

(4)             Represents a lump sum payment of three times base salary, three times target bonus, the intrinsic value of 50% of the unvested equity incentive awards, which would become vested upon the termination of employment (calculated in the same manner as described in footnote 1 above), and the maximum allowed for outplacement service.  The amount included for health and welfare benefits represents a continuation of COBRA benefits for a period of three years.  Calculations were based on COBRA rates currently in effect.  See “Change of Control Agreements” on page 72 of this section.

(5)             Represents the intrinsic value of all unvested equity incentive awards, which will become vested upon the change in control, calculated by taking the difference between the exercise price and $2,683.68 (as described on page 59 of this section), and a lump sum amount payable under the Cash Incentive Plan, more fully described on page 74 of this section.

(6)             Represents a lump sum payment of three times base salary, three times target bonus, the intrinsic value of all unvested equity incentive awards, which would become vested upon the termination of employment (calculated in the same manner as described in footnote (1) above), and the maximum allowed for outplacement service.  The amount included for health and welfare benefits represents a continuation of COBRA benefits for a period of three years.  Calculations were based on COBRA rates currently in effect.  See “Change in Control Agreements” on page 72 of this section.

(7)    In addition, any earned but unpaid bonus for fiscal year 2007 would also be paid to Mr. Tansky.  See footnotes (1) and (3) of the Summary Compensation Table on page 65 of this section.

(8)    In addition, Mr. Tansky may become entitled to receive  a portion (ranging from, as of July 28, 2007, 25% to 100%, depending on the reason for the separation from service) of the Cash Incentive Plan Payment indicated under the column entitled “Change in Control” if his employment is terminated for any reason other than Cause, and, subsequent to such termination, a change in control or an initial public offering meeting certain conditions occurs.

Karen W. Katz

Executive Benefits and Payments Upon Separation	Termination due to death ($)(1)(6)	Termination due to Disability ($)(2)(6)	Termination without cause or for good reason ($)(3)(6)	Change in Control ($)(4)(6)	Termination without cause following a change in control ($)(5)(6)

Compensation:
Severance	$—	$—	$1,600,000	$—	$1,600,000
Bonus	520,000	520,000	1,040,000	—	1,040,000
Stock Options	—	—	—	—	8,098,930

Benefits & Perquisites:
Retirement Plans	—	—	355,000	—	355,000
Outplacement Services	—	—	60,000	—	60,000
Deferred Compensation Plan	360,631	360,631	360,631	360,631	360,631
Cash Incentive Plan Payment	—	—	—	1,925,367	—
Long-Term Disability	—	240,000	—	—	—
Health and Welfare Benefits	—	—	29,884	—	29,884
Life Insurance Benefits	1,000,000	—	—	—	—
Total	$1,880,631	$1,120,631	$3,445,515	$2,285,998	$11,544,445

Footnotes:

(1)             Represents Ms. Katz’ target bonus and a lump sum basic life insurance benefit payment of $1,000,000 payable by the Company’s life insurance provider to Ms. Katz’ beneficiaries upon her death.

(2)             Represents Ms. Katz’ target bonus and long-term disability payments of $20,000 per month for twelve months payable from the Company’s long-term disability insurance provider.

(3)             Represents a lump sum payment of two times base salary, two times target bonus, a lump sum retirement benefit, and the maximum amount for outplacement service payable under Ms. Katz’ change in control agreement.  The amount included for health and welfare benefits represents a continuation of COBRA benefits for a period of two years.  Calculations were based on COBRA rates currently in effect.  See “Change of Control Agreements” on page 72 of this section.

(4)             Represents a lump sum amount payable under the Cash Incentive Plan, more fully described on page 74 of this section.

(5)             Represents a lump sum payment of two times base salary, two times target bonus, the intrinsic value of all unvested equity incentive awards calculated by taking the difference between the exercise price and the valuation price of $2,683.68 (as described on page 59 of this section), and the maximum allowed for outplacement service.  The amount included for health and welfare benefits represents a continuation of COBRA benefits for a period of two years.  Calculations were based on COBRA rates currently in effect.  See “Change of Control Agreements” on page 72 of this section.

(6)    In addition, any earned but unpaid bonus relating to fiscal year 2007 would also be paid to Ms. Katz.  See footnotes (1) and (3) of the Summary Compensation Table on page 65 of this section.

Executive Benefits and Payments Upon Separation	Termination due to death ($)(1)	Termination due to disability ($)(2)	Termination without cause or for good reason ($)(3)	Change in Control ($)(4)	Termination without cause following a change in control ($)(5)(6)

JAMES E. SKINNER
Compensation:
Severance	$—	$—	$1,150,000	$—	$1,150,000
Bonus	—	—	575,000	—	575,000
Stock Options	—	—	—	—	4,049,465

Benefits & Perquisites:
Retirement Plans	—	—	187,000	—	187,000
Outplacement Services	—	—	60,000	—	60,000
Deferred Compensation Plan	109,067	109,067	109,067	109,067	109,067
Cash Incentive Plan Payment	—	—	—	962,683	—
Long-Term Disability	—	240,000	—	—	—
Health and Welfare Benefits	—	—	31,793	—	31,793
Life Insurance Benefits	1,000,000	—	—	—	—
Total James E. Skinner	$1,109,067	$349,067	$2,112,860	$1,071,750	$6,162,325

BRENDAN L. HOFFMAN
Compensation:
Severance	$—	$—	$1,000,000	$—	$1,000,000
Bonus	—	—	500,000	—	500,000
Stock Options	—	—	—	—	4,049,465

Benefits & Perquisites:
Retirement Plans	—	—	80,000	—	80,000
Outplacement Services	—	—	60,000	—	60,000
Deferred Compensation Plan	32,794	32,794	32,794	32,794	32,794
Cash Incentive Plan Payment	—	—	—	962,683	—
Long-Term Disability	—	240,000	—	—	—
Health and Welfare Benefits	—	—	41,636	—	41,636
Life Insurance Benefits	1,000,000	—	—	—	—
Total Brendan L. Hoffman	$1,032,794	$272,794	$1,714,430	$995,477	$5,763,895

JAMES J. GOLD
Compensation:
Severance	$—	$—	$920,000	$—	$920,000
Bonus	—	—	460,000	—	460,000
Stock Options	—	—	—	—	4,049,465

Benefits & Perquisites:
Retirement Plans	—	—	142,000	—	142,000
Outplacement Services	—	—	60,000	—	60,000
Cash Incentive Plan Payment	—	—	—	962,683	—
Long-Term Disability	—	240,000	—	—	—
Health and Welfare Benefits	—	—	41,636	—	41,636
Life Insurance Benefits	1,000,000	—	—	—	—
Total James J. Gold	$1,000,000	$240,000	$1,623,636	$962,683	$5,673,101

Footnotes:

(1)             Represents a lump sum basic life insurance benefit payment of $1,000,000 payable by the Company’s life insurance provider to the beneficiaries of Messrs. Skinner, Hoffman, and Gold.

(2)             Represents long-term disability payments of $20,000 per month for twelve months payable from the Company’s long-term disability insurance provider.

(3)             Represents a lump sum payment of two times base salary, two times target bonus, a lump sum retirement benefit, and the maximum amount for outplacement service payable under the change in control agreements for each of Messrs. Skinner, Hoffman, and Gold.  The amount included for health and welfare benefits represents a continuation of COBRA benefits for a period of two years.  Calculations were based on COBRA rates currently in effect.  See “Change of Control Agreements” on page 72 of this section.

(4)             Represents a lump sum payment of $962,683 payable to each of Messrs. Skinner, Hoffman, and Gold under the Cash Incentive Plan, more fully described on page 74 of this section.

(5)             Represents a lump sum payment of two times base salary, two times target bonus, the intrinsic value of all unvested equity incentive awards calculated by taking the difference between the exercise price and the valuation price of $2,683.68 (as described on page 59 of this section), and the maximum allowed for outplacement service.  The amount included for health and welfare benefits represents a continuation of COBRA benefits for a period of two years.  Calculations were based on COBRA rates currently in effect.  See “Change of Control Agreements”on page 72 of this section.

(6)    In addition, any earned but unpaid bonus relating to fiscal year 2007 would also be paid to Messrs. Skinner, Hoffman and Gold.  See footnotes (1) and (3) of the Summary Compensation Table on page 65 of this section.

DIRECTOR COMPENSATION

None of our directors receive compensation for their service as a member of our board.  They are reimbursed for any expenses incurred as a result of their service.  As an employee director, Mr. Tansky receives no compensation for his service as a board member.  We offer to each of our directors a discount at our stores at the same rate that is available to our employees.

In connection with the Transactions, affiliates of the Sponsors receive an annual management fee equal to the lesser of (i) 0.25% of consolidated annual revenue, and (ii) $10 million for consulting and management advisory services they provide to us.  See discussion on “Management Services Agreement” on page 83 of this section.

Compensation Committee Interlocks and Insider Participation

In fiscal year 2007, Jonathan Coslet, Kewsong Lee, and John G. Danhakl served as members of our Compensation Committee.  No officer or employee served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our compensation committee or board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding equity compensation plans approved by shareholders and equity compensation plans not approved by shareholders as of July 28, 2007.

Plan Category	Number of Securities to be Issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	83,634.2788	(1)	$1,430.14	3,779.693

Equity compensation plans not approved by security holders	0		0	0

Total	83,634.2788		$1,430.14	3,779.693

(1)             This number represents options issuable under the Management Incentive Plan that was approved by a majority of the shares of common stock of Neiman Marcus, Inc. on November 29, 2005.  The Plan became effective on November 29, 2005 and will expire on November 29, 2015.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of September 20, 2007 by (i) each person we believe owns beneficially more than five percent of our outstanding common stock, (ii) each of our directors, (iii) each of named executive officers and, (iv) all directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Stock)	Options Currently Exercisable or Exercisable within 60 days	Total Stock and Stock Based Holdings	Percent of Class (1)

Newton Holding, LLC	1,000,000	—	1,000,000	98.72%
301 Commerce Street
Suite 3300
Fort Worth, Texas76102

Affiliates of TPG Capital, L.P.(2)	1,000,000	—	1,000,000	98.72%
301 Commerce Street
Suite 3300
Fort Worth, Texas76102

Affiliates of Warburg Pincus, LLC(3)	1,000,000	—	1,000,000	98.72%
466 Lexington Avenue
New York, NY10017

David A. Barr(4)	1,000,000	—	1,000,000	98.72%
466 Lexington Avenue
New York, NY10017

James Coulter(5)	1,000,000	—	1,000,000	98.72%
345 California Street, Suite 3300
San Francisco, CA94104

Sidney Lapidus(4)	1,000,000	—	1,000,000	98.72%
466 Lexington Avenue
New York, NY10017

Kewsong Lee(4)	1,000,000	—	1,000,000	98.72%
466 Lexington Avenue
New York, NY10017

Burton M. Tansky	0	13,974	13,974	1.38%
1618 Main Street
Dallas, TX75201

Karen W. Katz	4,027	4,451	8,478	*
1618 Main Street
Dallas, TX75201

James E. Skinner	2,107	2,225	4,332	*
1618 Main Street
Dallas, TX75201

Brendan L. Hoffman	1,449	2,225	3,674	*
1618 Main Street
Dallas, TX75201

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Stock)	Options Currently Exercisable or Exercisable within 60 days	Total Stock and Stock Based Holdings	Percent of Class (1)

James J. Gold	902	2,225	3,127	*
754 Fifth Avenue
New York, NY10019

Jonathan Coslet(5)	—	—	—	*
345 California Street
Suite 3300
San Francisco, CA94104

John G. Danhakl	—	—	—	*
11111 Santa Monica Boulevard
Suite 2000
Los Angeles, CA90025

Carrie Wheeler(5)	—	—	—	*
345 California Street
Suite 3300
San Francisco, CA94104

All current executive officers and	1,009,022	28,304	1,037,326	99.62%
directors as a group
(16 persons)

*                    Represents less than 1% of the class.

Footnotes:

(1)             Percentage of class beneficially owned is based on 1,012,919 common shares outstanding as of September 20, 2007, together with the applicable options to purchase common shares for each shareholder exercisable on September 20, 2007 or within 60 days thereafter.  Shares issuable upon the exercise of options currently exercisable or exercisable 60 days after September 20, 2007 are deemed outstanding for computing the percentage ownership of the person holding the options, but are not deemed outstanding for computing the percentage of any other person.  The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities.  Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security.  A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days.  Under these rules, more than one person may be deemed to be a beneficial owner of such securities as to which such person has voting or investment power.

(2)             Includes the 1,000,000 shares owned by Newton Holding, LLC over which TPG Partners IV, L.P., TPG Newton III, LLC and TPG Newton Co-Invest I, LLC (the “TPG Entities”) may be deemed, as a result of their ownership of 41.52% of Newton Holding, LLC’s total outstanding shares and certain provisions under the Newton Holding, LLC operating agreement, to have shared voting or dispositive power.  David Bonderman, James G. Coulter and William S. Price, III are directors, officers and sole shareholders of each of i) TPG Advisors III, Inc., which is the general partner of TPG Partners III, which in turn is the managing member of TPG Newton III, LLC; and ii) TPG Advisors IV, Inc., which is the general partner of TPG GenPar IC, L.P., which in turn is a) the general partner of TPG Partners IV, L.P. and b) the managing member of TPG Newton Co-Invest I, LLC.  By virtue of their position in relation to the TPG Entities, Mr. Bonderman, Mr. Coulter and Mr. Price may be deemed to have investment powers and beneficial ownership with respect to the securities described herein.  Each of Mr. Bonderman, Mr. Coulter and Mr. Price disclaims beneficial ownership of such securities.  Neither Mr. Coslet nor Ms. Wheeler has voting or dispositive power over any of the shares of common stock that may be deemed to be beneficially owned by TPG Capital, L.P.

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

(4)             Messrs. Barr, Lapidus and Lee, as partners of WP and managing directors and members of WP LLC, may be deemed to beneficially own all of the shares of common stock beneficially owned by the Warburg Pincus entities.  Messrs. Barr, Lapidus and Lee disclaim any beneficial ownership of these shares of common stock.

(5)             Mr. Coulter, as managing general partner of TPG Capital, L.P., may be deemed to beneficially own all of the shares of common stock owned by the TPG Entities.  Mr. Coulter disclaims any beneficial ownership of these shares of common stock.  Neither Mr. Coslet nor Ms. Wheeler has voting or dispositive power over any of the shares of common stock that may be deemed to be beneficially owned by TPG Capital, L.P.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our board of directors has adopted a formal written related person transaction approval policy, which sets out our policies and procedures for the review, approval, or ratification of “related party transactions.”  For these purposes a “related party” is a director, a nominee for director, an executive officer, or any security holder who is known to us to own more than five percent of any class of our voting securities, or any immediate family member of any of the foregoing, as set forth in Item 404(a) of Regulation S-K of the 1934 Act.  This policy applies to any transaction or series of transactions in which the Company or a subsidiary is a participant, the amount involved exceeds $120,000, and a related party has a direct or indirect material interest.

Transactions between us or one or more of our subsidiaries and one or more related persons may present risks or conflicts of interest or the appearance of conflicts of interest.  Our Code of Ethics requires all employees, officers and directors, without exception, to avoid engagement in activities or relationships that conflict, or would be perceived to conflict, with our interests or adversely affect our reputation.  However, certain relationships or transactions may arise that would be deemed acceptable and appropriate following review and approval to ensure there is a legitimate business reasons for the transaction and that the terms of the transaction or no less favorable to us than could be obtained from an unrelated person.  In accordance with our policy, the procedure requires:

—                                         That all related party transactions and all material terms of the transactions must be communicated to the Audit Committee, including not limited to, the approximate dollar value of the amount involved in the transaction, and all the material facts as to the related person’s direct or indirect interest in, or relationship to, the related person transaction.

•                                          That each related person transaction, and any material amendment or modification to any related person transaction, be reviewed and approved or ratified by the Audit Committee.

Transactions that fall within this definition will be referred to the Audit Committee for approval, ratification or other action.  Based on its consideration of all the relevant facts and circumstances, the Committee will decide whether or not to approve such transaction and will approve only those transactions that are in the best interests of the Company.  If the Company becomes aware of an existing transaction with a related party which has not been approved under this policy, the matter will be referred to the Audit Committee.  The Audit Committee will evaluate all options available, including ratification, revision or termination of such transaction.

Related Person Transactions

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

Pursuant to the LLC Agreement, each of TPG Capital, L.P. and Warburg Pincus has the right, which is freely assignable to other members or indirect members, to nominate four directors, and TPG Capital, L.P. and Warburg Pincus are entitled to jointly nominate additional directors.  The rights of TPG Capital, L.P. and Warburg Pincus to nominate directors are subject to their ownership percentages in Newton Holding, LLC remaining above a specified percentage of their initial ownership percentage.  Each of the Sponsors has the right to have at least one of its directors sit on each committee of the Board of Directors, to the extent permitted by applicable laws and regulations.

The Sponsors have assigned the right to appoint one of our directors to investment funds that are affiliates of Credit Suisse Securities (USA) LLC and the right to appoint one of our directors to investment funds associated with Leonard Green Partners.

For purposes of any board action, each director nominated by TPG Capital, L.P. or Warburg Pincus has three votes and each of the directors (including any jointly nominated directors and the directors nominated by investment funds that are affiliates of Credit Suisse Securities (USA) LLC and Leonard Green Partners) has one vote.  Certain major decisions of the board of directors of Newton Holding, LLC require the approval of each of TPG Capital, L.P. and Warburg Pincus and certain other decisions of the board of directors of Newton Holding, LLC require the approval of a specified number of directors designated by each of TPG Capital, L.P. and Warburg Pincus, in each case subject to the requirement that their respective ownership percentage in Newton Holding, LLC remains above a specified percentage of their initial ownership percentage.

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

Certain Charter and Bylaws Provisions

Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions limiting directors’ obligations in respect of corporate opportunities.  In addition, our amended and restated certificate of incorporation provides that Section 203 of the Delaware General Corporation Law will not apply to the Company.  Section

203 restricts “business combinations” between a corporation and “interested stockholders,” generally defined as stockholders owning 15% or more of the voting stock of a corporation.

Management Stockholders’ Agreement

Subject to the Management Stockholders’ Agreement, certain members of management, including Burton M. Tansky, Karen W. Katz, James E. Skinner, Brendan L. Hoffman, and James J. Gold, along with 22 other members of management, elected to invest in the Company by contributing cash or equity interests in NMG, or a combination of both, to the Company prior to the merger and receiving equity interests in the Company in exchange therefor immediately after completion of the merger pursuant to rollover agreements with NMG and the Company entered into prior to the effectiveness of the merger.  The aggregate amount of this investment was approximately $25.6 million.  The Management Stockholders’ Agreement creates certain rights and restrictions on these equity interests, including transfer restrictions and tag-along, drag-along, put, call and registration rights in certain circumstances.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee has adopted policies and procedures for pre-approving all audit and permissible non-audit services performed by our independent registered public accounting firm. Under these policies, the Audit Committee pre-approves the use of audit and audit-related services following approval of the independent registered public accounting firm’s audit plan. All services detailed in the audit plan are considered pre-approved. If, during the course of the audit, the independent registered public accounting firm expects fees to exceed the approved fee estimate between 10 percent and 15 percent, those fees must be pre-approved in advance by the Audit Committee Chairman. If fees are expected to exceed the approved estimate by more than 15 percent, those fees must be approved in advance by the Audit Committee.

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

Principal Accounting Fees and Services

On March 19, 2007, we dismissed Deloitte & Touche LLP as our independent registered public accounting firm and appointed Ernst & Young LLP in its place. In the discussion that follows, figures related to fiscal year 2007 reflect the combined billings of both firms.

Audit Fees.  The aggregate fees billed for the audits of the Company’s annual financial statements for the fiscal years ended July 28, 2007 and July 29, 2006 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q were $1,718,000 and $1,957,000, respectively.

Audit-Related Fees.  The aggregate fees billed for audit-related services for the fiscal years ended July 28, 2007 and July 29, 2006 were $160,000 and $1,008,000, respectively. These fees related to accounting research and consultation and attestation services for certain subsidiary companies for the fiscal years ended July 28, 2007 and July 29, 2006.

Tax Fees.  The aggregate fees billed for tax services for the fiscal years ended July 28, 2007 and July 29, 2006 were $344,000 and $83,000, respectively. These fees related to tax compliance and planning for the fiscal years ended July 28, 2007 and July 29, 2006.

The Audit Committee has considered and concluded that the provision of permissible non-audit services is compatible with maintaining our independent registered public accounting firm’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report.

1.             Financial Statements

The list of financial statements required by this item is set forth in Item 8.

2.             Index to Financial Statement Schedules

Page Number
Reports of Independent Registered Public Accounting Firms	F-3
Schedule II—Valuation and Qualifying Accounts and Reserves	91

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

10.26*

Confidentiality, Non-Competition and Termination Benefits Agreement between The Neiman Marcus Group, Inc. and Steven P. Dennis dated September 9, 2004, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated September 9, 2004.

10.27*

Change of Control Termination Protection Agreement between The Neiman Marcus Group, Inc. and Burton M. Tansky, dated April 1, 2005, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005.

10.28*

Form of Change of Control Termination Protection Agreement between The Neiman Marcus Group, Inc. and certain eligible executives, including the Named Executive Officers, dated April 1, 2005, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005.

10.29*

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

10.31*

Newton Acquisition, Inc. Cash Incentive Plan effective as of November 29, 2005, incorporated herein by reference to the Neiman Marcus, Inc. Annual Report on Form 10-K for the fiscal year ended July 29, 2006.

10.32

Management Stockholders’ Agreement dated as of October 6, 2005 between Newton Acquisition, Inc., Newton Holding, LLC, TPG Newton III, LLC, TPG Partners IV, L.P., TPG Newton Co-Invest I, LLC, Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII C.V. I, Warburg Pincus Germany Private Equity VIII K.G , Warburg Pincus Private Equity IX, L.P., and the other parties signatory thereto, incorporated herein by reference to the Neiman Marcus, Inc. Annual Report on Form 10-K for the fiscal year ended July 29, 2006.

10.33*

The Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan effective as of January 1, 2006, incorporated herein by reference to the Neiman Marcus, Inc. Annual Report on Form 10-K for the fiscal year ended July 29, 2006.

10.34

Amendment No. 3 dated as of October 12, 2006 to the Credit Agreement dated as of October 6, 2005 among The Neiman Marcus Group, Inc., Neiman Marcus, Inc., each subsidiary of The Neiman Marcus Group, Inc. from time to time party thereto, the Lenders thereunder and Credit Suisse, as administrative agent and collateral agent for the Lenders, incorporated by reference to Neiman Marcus, Inc.’s Current Report on Form 8-K dated October 17, 2006.

10.35

Amendment No. 4 dated as of February 8, 2007 to the Credit Agreement dated as of October 6, 2005, among The Neiman Marcus Group, Inc., Neiman Marcus, Inc., each subsidiary of The Neiman Marcus Group, Inc. from time to time party thereto, the lenders thereunder, and Credit Suisse, as administrative agent and collateral agent for the lenders incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated February 14, 2007.

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

21.1	Subsidiaries of the Company. (1)

23.1	Consent of Ernst & Young LLP. (1)

23.2	Consent of Deloitte & Touche LLP. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)             Filed herewith.

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

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under our supervision and with the participation of other key members of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of July 28, 2007. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an unqualified attestation report on the effectiveness of our internal controls over financial reporting as of July 28, 2007.

BURTON M. TANSKY

President and Chief Executive Officer

JAMES E. SKINNER

Senior Vice President and Chief Financial Officer

T. DALE STAPLETON

Vice President and Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Neiman Marcus, Inc.

Dallas, Texas

We have audited the consolidated balance sheet of Neiman Marcus, Inc. and subsidiaries as of July 28, 2007, and the related consolidated statements of earnings, cash flows, and shareholders' equity for the year then ended.  Our audit also included the financial statement schedule listed in the Index at Item 15.  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the fiscal year 2007 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neiman Marcus, Inc. and subsidiaries at July 28, 2007, and the consolidated results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Neiman Marcus, Inc.'s internal control over financial reporting as of July 28, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 21, 2007 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Dallas, Texas

September 21, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Neiman Marcus, Inc.

Dallas, Texas

We have audited Neiman Marcus, Inc.’s internal control over financial reporting as of July 28, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Neiman Marcus, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Neiman Marcus, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 28, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Neiman Marcus, Inc. and subsidiaries as of July 28, 2007, and the related consolidated statements of earnings, cash flows, and shareholders' equity for the year then ended and our report dated September 21, 2007 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Dallas, Texas

September 21, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Neiman Marcus, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheet of Neiman Marcus, Inc. and subsidiaries (the Company) as of July 29, 2006 (Successor Company) and the related consolidated statements of earnings, cash flow, and shareholders' equity for the forty-three weeks ended July 29, 2006 (Successor Company), and for the nine weeks ended October 1, 2005, and the fiscal period ended July 30, 2005 (Predecessor Company). Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule, are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 29, 2006 (Successor Company) and the results of its operations and its cash flows for the forty-three weeks ended July 29, 2006 (Successor Company) and for the nine weeks ended October 1, 2005 and the fiscal period ended July 30, 2005 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 4, the consolidated financial statements and financial statement schedule have been retrospectively adjusted for discontinued operations.

/S/ DELOITTE & TOUCHE LLP

Dallas, Texas

September 25, 2006 (September 24, 2007 as to Note 4)

NEIMAN MARCUS, INC.

CONSOLIDATED BALANCE SHEETS

	(Successor)	(Successor)
(in thousands, except shares)	July 28, 2007	July 29, 2006
ASSETS
Current assets:
Cash and cash equivalents	$141,207	$223,740
Merchandise inventories	918,269	793,621
Deferred income taxes	39,728	31,503
Other current assets	115,765	70,375
Current assets of discontinued operations	—	16,617
Total current assets	1,214,969	1,135,856
Property and Equipment:
Land, buildings and improvements	756,100	685,123
Fixtures and equipment	460,826	378,074
Construction in progress	70,203	74,032
	1,287,129	1,137,229
Less accumulated depreciation and amortization	243,418	106,950
Property and equipment, net	1,043,711	1,030,279
Customer lists, net	477,245	531,632
Favorable lease commitments, net	447,319	465,197
Tradenames	1,610,315	1,621,788
Goodwill	1,605,140	1,605,140
Debt issuance costs	84,844	97,537
Other assets	17,456	27,786
Non-current assets of discontinued operations	—	92,746
Total assets	$6,500,999	$6,607,961
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$361,299	$300,439
Accrued liabilities	403,162	377,968
Other current liabilities	3,426	3,887
Current liabilities of discontinued operations	—	16,764
Total current liabilities	767,887	699,058
Long-term liabilities:
Senior secured term loan facility	1,625,000	1,875,000
Senior debentures due 2028	120,906	120,711
Senior notes	700,000	700,000
Senior subordinated notes	500,000	500,000
Deferred real estate credits, net	54,068	27,316
Deferred income taxes	1,002,982	1,048,925
Other long-term liabilities	172,144	190,195
Non-current liabilities of discontinued operations	—	12,775
Total long-term liabilities	4,175,100	4,474,922

Minority interest in discontinued operations	—	6,314

Common stock (par value $0.01 per share, 1,012,919 shares issued at July 28, 2007 and 1,012,264 shares issued at July 29, 2006)	10	10
Additional paid-in capital	1,412,386	1,405,373
Accumulated other comprehensive income	21,229	9,829
Retained earnings	124,387	12,455
Total shareholders’ equity	1,558,012	1,427,667
Total liabilities and shareholders’ equity	$6,500,999	$6,607,961

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	(Successor)		(Predecessor)
(in thousands)	Fiscal year ended July 28, 2007	Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005	Fiscal year ended July 30, 2005

Revenues	$4,390,076	$3,397,738	$632,372	$3,695,074
Cost of goods sold including buying and occupancy costs (excluding depreciation)	2,753,814	2,219,438	371,542	2,349,207
Selling, general and administrative expenses (excluding depreciation)	1,015,140	802,355	155,632	907,306
Income from credit card program	(65,723)	(49,353)	(7,818)	(71,644)
Depreciation expense	136,468	106,950	19,209	103,589
Amortization of customer lists	54,387	44,857	—	—
Amortization of favorable lease commitments	17,878	14,783	—	—
Other expense, net	1,309	—	—	—
Transaction and other costs	—	—	23,544	—
Loss on disposition of Chef’s Catalog	—	—	—	15,348
Gain on credit card sale	—	—	—	(6,170)
Operating earnings	476,803	258,708	70,263	397,438
Interest expense (income), net	259,805	217,665	(910)	12,261
Earnings from continuing operations before income taxes	216,998	41,043	71,173	385,177
Income taxes	82,295	14,595	26,226	141,373
Earnings from continuing operations	134,703	26,448	44,947	243,804
(Loss) earnings from discontinued operations, net of taxes	(22,771)	(13,993)	(793)	5,020
Net earnings	$111,932	$12,455	$44,154	$248,824

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Successor)		(Predecessor)
(in thousands)	Fiscal year ended July 28, 2007	Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005	Fiscal year ended July 30, 2005

CASH FLOWS—OPERATING ACTIVITIES
Net earnings	$111,932	$12,455	$44,154	$248,824
Loss (earnings) from discontinued operations	22,771	13,993	793	(5,020)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	136,468	106,950	19,209	103,589
Amortization of debt issue costs	14,141	11,728	96	831
Amortization of customer lists and favorable lease commitments	72,265	59,640	—	—
Non-cash charges related to step-up in carrying value of inventory	—	38,067	—	—
Stock-based compensation charges	5,859	3,951	19,968	—
Deferred income taxes	(60,522)	(65,620)	(7,318)	(15,925)
Loss on disposition of Chef’s Catalog	—	—	—	15,348
Gain on Credit Card Sale	—	—	—	(6,170)
Net cash received from Credit Card Sale	—	—	—	533,656
Impairment of Horchow tradename	11,473	—	—	—
Other—primarily costs related to defined benefit pension and other long-term benefit plans	14,672	15,079	(4,224)	42,068
	329,059	196,243	72,678	917,201
Changes in operating assets and liabilities:
(Increase) decrease in merchandise inventories	(124,648)	107,829	(172,924)	(36,016)
(Increase) decrease in other current assets	(45,392)	2,117	(881)	(73,924)
(Increase) decrease in other assets	(3,333)	5,627	(2,274)	10,743
Increase in accounts payable and accrued liabilities	86,256	61,163	122,608	20,112
Increase in deferred real estate credits	27,885	25,068	4,326	13,782
Payment of deferred compensation and stock-based awards	—	(12,901)	—	—
Funding of defined benefit pension plan	—	—	—	(20,000)
Net cash provided by operating activities — continuing operations	269,827	385,146	23,533	831,898
Net cash (used for) provided by operating activities — discontinued operations	(10,918)	(4,381)	(4,098)	13,502
Net cash provided by operating activities	258,909	380,765	19,435	845,400
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	(147,877)	(138,212)	(25,575)	(190,255)
Payment to minority interest holder in Kate Spade LLC	(59,400)	—	—	—
Net proceeds from sale of Kate Spade LLC	121,469	—	—	—
Acquisition of The Neiman Marcus Group, Inc.	—	(5,156,423)	—	—
Proceeds from sale of Gurwitch Products, L.L.C.	—	40,752	—	—
Net increase in cash restricted for repayment of borrowings under Credit Card Facility	—	—	—	(40,713)
Proceeds from sale of Chef’s Catalog and other assets	—	—	—	14,419
Net cash used for investing activities — continuing operations	(85,808)	(5,253,883)	(25,575)	(216,549)
Net cash used for investing activities — discontinued operations	(128)	(5,919)	(736)	(12,280)
Net cash used for investing activities	(85,936)	(5,259,802)	(26,311)	(228,829)

NEIMAN MARCUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Successor)		(Predecessor)
(in thousands)	Fiscal year ended July 28, 2007	Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005	Fiscal year ended July 30, 2005
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	(4,918)	(1,078)	—	(113)
Borrowings under asset-based revolving credit facility	—	150,000	—	—
Repayment of borrowings under asset-based revolving credit facility	—	(150,000)	—	—
Borrowings under senior term loan facility	—	1,975,000	—	—
Repayment of borrowings under senior term loan facility	(250,000)	(100,000)	—	—
Borrowings under senior notes and subordinated debt	—	1,200,000	—	—
Repayment of senior notes due 2008	—	(134,734)	—	—
Repayment of borrowings under Credit Card Facility	—	—	—	(112,500)
Debt issuance costs paid	(1,449)	(102,854)	—	—
Cash equity contributions	—	1,427,739	—	—
Acquisition of treasury stock	—	—	—	(3,088)
Cash dividends paid	—	—	(7,346)	(27,398)
Proceeds from purchase of common stock, exercises of stock options and restricted stock grants	1,148	—	—	16,100
Net cash (used for) provided by financing activities — continuing operations	(255,219)	4,264,073	(7,346)	(126,999)
Net cash (used for) provided by financing activities — discontinued operations	(1,675)	(4,168)	5,000	(4,457)
Net cash (used for) provided by financing activities	(256,894)	4,259,905	(2,346)	(131,456)
CASH AND CASH EQUIVALENTS
(Decrease) increase during the year	(83,921)	(619,132)	(9,222)	485,115
Beginning balance	225,128	844,260	853,482	368,367
Ending balance	141,207	225,128	844,260	853,482
Less cash and cash equivalents of discontinued operations	—	1,388	1,056	889
Ending balance - continuing operations	$141,207	$223,740	$843,204	$852,593

Supplemental Schedule of Cash Flow Information:
Cash paid during the year for:
Interest	$259,709	$181,022	$134	$22,717
Income taxes	$155,568	$22,815	$10,693	$144,626
Noncash activities:
Equity contribution from Holding	$—	$25,000	$—	$—
Equity contribution from management shareholders	$—	$17,891	$—	$—
Reduction in equity for deemed dividend to management shareholders	$—	$69,200	$—	$—
Additions to property and equipment	$1,733	$15,085	$—	$—
Borrowings assumed by HSBC in connection with the Credit Card Sale	$—	$—	$—	$112,500

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stocks		Additional	Accumulated other			Total
(in thousands)	Class A	Class B	paid-in capital	comprehensive income (loss)	Retained earnings	Treasury stock	shareholders’ equity

Predecessor:
BALANCE AT JULY 31, 2004	293	199	$491,849	$(4,536)	$905,330	$(22,573)	$1,370,562
Issuance of 491 shares for stock based compensation awards	5	—	16,095	—	—	—	16,100
Acquisition of treasury stock	—	—	—	—	—	(3,088)	(3,088)
Cash dividends declared ($0.58 per share)	—	—	—	—	(28,428)	—	(28,428)
Other equity transactions	—	—	12,470	—	—	—	12,470
Comprehensive income:
Net earnings	—	—	—	—	248,824	—	248,824
Adjustments for fluctuations in fair market value of financial instruments, net of tax ($706)	—	—	—	(1,114)	—	—	(1,114)
Reclassification of amounts to net earnings, net of tax of $349	—	—	—	546	—	—	546
Minimum pension liability, net of tax of ($26,511)	—	—	—	(42,248)	—	—	(42,248)
Other	—	—	—	322	—	—	322
Total comprehensive income							206,330
BALANCE AT JULY 30, 2005	298	199	520,414	(47,030)	1,125,726	(25,661)	1,573,946
Stock based compensation expense	—	—	19,032	—	—	—	19,032
Other equity transactions	—	—	637	—	—	—	637
Comprehensive income:
Net earnings	—	—	—	—	44,154	—	44,154
Adjustments for fluctuations in fair market value of financial instruments, net of tax ($593)	—	—	—	(950)	—	—	(950)
Reclassification of amounts to net earnings, net of tax of $706	—	—	—	1,114	—	—	1,114
Other	—	—	—	246	—	—	246
Total comprehensive income							44,564
BALANCE AT OCTOBER 1, 2005	298	199	$540,083	$(46,620)	$1,169,880	$(25,661)	$1,638,179

NEIMAN MARCUS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity

Successor:
Equity contributions	10	$1,470,622	$—	$—	$1,470,632
Carryover basis adjustment	—	(69,200)	—	—	(69,200)
Stock based compensation expense	—	3,951	—	—	3,951
Comprehensive income:
Net earnings	—	—	—	12,455	12,455
Adjustments for fluctuations in fair market value of financial instruments, net of tax of $6,510	—	—	9,990	—	9,990
Other	—	—	(161)	—	(161)
Total comprehensive income					22,284
BALANCE AT JULY 29, 2006	10	$1,405,373	$9,829	$12,455	$1,427,667
Stock based compensation expense	—	5,859	—	—	5,859
Other equity transactions	—	1,154	—	—	1,154
Comprehensive income:
Net earnings	—	—	—	111,932	111,932
Adjustment for unfunded benefit obligations (upon initial adoption of new accounting principle), net of income tax effect of $11,289	—	—	17,365	—	17,365
Adjustments for fluctuations in fair market value of financial instruments, net of tax of $2,425	—	—	(6,257)	—	(6,257)
Other	—	—	292	—	292
Total comprehensive income					123,332
BALANCE AT JULY 28, 2007	10	$1,412,386	$21,229	$124,387	$1,558,012

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

                On April 22, 2005, Neiman Marcus, Inc., formerly Newton Acquisition, Inc. (the Company), and its wholly-owned subsidiary, Newton Acquisition Merger Sub, Inc. (Merger Sub), were formed and incorporated in the state of Delaware. On April 29, 2005, the Company received subscriptions for 900 shares of its common stock from Newton Holding, LLC (Holding) in exchange for a capital contribution of $900 and Merger Sub issued 900 shares of its common stock to the Company in exchange for a capital contribution of $900. Holding, the Company and Merger Sub were formed by investment funds affiliated with TPG Capital (formerly Texas Pacific Group) and Warburg Pincus LLC (collectively, the Sponsors) for the purpose of acquiring The Neiman Marcus Group, Inc. (NMG). The equity subscriptions were subsequently funded by the Sponsors.

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

                Our fiscal year ends on the Saturday closest to July 31.  All references to fiscal year 2007 relate to the 52 weeks ended July 28, 2007; all references to fiscal year 2006 relate to the combined period comprised of forty-three weeks ended July 29, 2006 (Successor) and the nine weeks ended October 1, 2005 (Predecessor) and all references to fiscal year 2005 relate to the 52 weeks ended July 30, 2005.

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

                Cash and Cash Equivalents.  Cash and cash equivalents primarily consist of cash on hand in the stores, deposits with banks and overnight investments with banks and financial institutions. Cash equivalents are stated at cost, which approximates fair value. Our cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable includes $55.7 million of outstanding checks not yet presented for payment at July 28, 2007 and $66.5 million at July 29, 2006.

                Merchandise Inventories and Cost Of Goods Sold.  We utilize the retail method of accounting. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio, for various groupings of similar items, to the retail value of inventories. Merchandise inventories are stated at the lower of cost or market.  The cost of the inventory reflected on the consolidated balance sheets is decreased by charges to cost of goods sold at the time the retail value of the inventory is lowered through the use of markdowns. Earnings are negatively impacted when merchandise is marked down.

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

                The areas requiring significant judgment related to the valuation of our inventories include 1) setting the original retail value for the merchandise held for sale, 2) recognizing merchandise for which the customer's perception of value has declined and appropriately marking the retail value of the merchandise down to the perceived value and 3) estimating the shrinkage that has occurred between physical inventory counts. These judgments and estimates, coupled with the averaging processes within the retail method can, under certain circumstances, produce varying financial results. Factors that can lead to different financial results include 1) determination of original retail values for merchandise held for sale, 2) identification of declines in perceived value of inventories and processing the appropriate retail value markdowns and 3) overly optimistic or conservative estimates of shrinkage. We believe appropriate merchandise valuation and pricing controls minimize the risk that our inventory values could be materially misstated.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. We receive certain allowances to reimburse us for markdowns taken and/or to support the gross margins earned in connection with the sales of the vendor's merchandise. We recognize these allowances as an increase to gross margin when the allowances are earned and approved by the vendor. Other allowances we receive represent reductions to the amounts paid to acquire the merchandise. We recognize these allowances as a reduction in the cost of the acquired merchandise resulting in an increase to gross margin at the time the goods are sold. The amounts of vendor allowances we received did not have a significant impact on the year-over-year change in gross margin during fiscal years 2007, 2006 or 2005. Vendor allowances received were $103.4 million in fiscal year 2007, $92.1 million for the forty-three weeks ended July 29, 2006, $2.4 million for the nine weeks ended October 1, 2005 and $87.7 million in fiscal year 2005.

                We obtain certain merchandise, primarily precious jewelry, on a consignment basis in order to expand our product assortment. Consignment merchandise with a cost basis of $307.6 million at July 28, 2007 and $251.3 million at July 29, 2006 is not reflected in our consolidated balance sheets.

                Long-lived Assets.  Property and equipment are stated at cost less accumulated depreciation. For financial reporting purposes, we compute depreciation principally using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over five to 30 years while fixtures and equipment are depreciated over three to 15 years. Leasehold improvements are amortized over the shorter of the asset life or the lease term. Costs incurred for the development of internal computer software are capitalized and amortized using the straight-line method over three to ten years.

                To the extent we remodel or otherwise replace or dispose of property and equipment prior to the end of the assigned depreciable lives, we could realize a loss or gain on the disposition. To the extent assets continue to be used beyond their assigned depreciable lives, no depreciation expense is incurred. We reassess the depreciable lives of our long-lived assets in an effort to reduce the risk of significant losses or gains at disposition and utilization of assets with no depreciation charges. The reassessment of depreciable lives involves utilizing historical remodel and disposition activity and forward-looking capital expenditure plans. In fiscal year 2005, we made adjustments to rent and depreciation aggregating approximately $5.0 million, or 0.1% of revenues, in connection with our review of the amortization periods assigned to our leased property and equipment and deferred real estate credits.

                We assess the recoverability of the carrying values of our store assets annually and upon the occurrence of certain events (e.g., opening a new store near an existing store or announcing plans for a store closing). The recoverability assessment requires judgment and estimates of future store generated cash flows. The underlying estimates of cash flows include estimates for future revenues, gross margin rates and store expenses. We base these estimates upon the stores' past and expected future performance. New stores may require two to five years to develop a customer base necessary to generate the cash flows of our more mature stores. To the extent our estimates for revenue growth and gross margin improvement are not realized, future annual assessments could result in impairment charges.

Purchase Accounting.  We accounted for the Acquisition in accordance with the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations," (SFAS  141) whereby the purchase price paid to effect the Acquisition was allocated to state the acquired assets and liabilities at fair value. The Acquisition and the allocation of the purchase price were recorded as of October 1, 2005, the beginning of our October 2005 accounting period. In connection with the purchase price allocation, we made estimates of the fair values of our long-lived and intangible assets based upon assumptions related to future cash flows, discount rates and asset lives. As of October 29, 2005, we recorded preliminary purchase accounting adjustments to increase the carrying value of our property and equipment and inventory, to establish intangible assets for our tradenames, customer lists and favorable lease commitments and to revalue our long-term benefit plan obligations, among other things. We revised these preliminary purchase accounting adjustments during the second, third and fourth quarters of fiscal year 2006 as additional information became available. The final purchase accounting adjustments are reflected in our July 29, 2006 consolidated balance sheet.

                Goodwill and Intangible Assets.  Goodwill and indefinite-lived intangible assets, such as tradenames, are not subject to amortization. Rather, recoverability of goodwill and indefinite-lived intangible assets is assessed annually and upon the occurrence of certain events. The recoverability assessment requires us to make judgments and estimates regarding fair values. Fair values are determined using estimated future cash flows, including growth assumptions for future revenues, gross margin rates and other estimates. To the extent that our estimates are not realized, future assessments could result in impairment charges. In the fourth quarter of fiscal year 2007, we recorded a $11.5 million pretax impairment charge related to the writedown to fair value in the net carrying value of the Horchow tradename based upon lower anticipated future revenues associated with the brand.

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

2008	$72,254
2009	72,254
2010	72,254
2011	61,543
2012	48,898

                Leases.  We lease certain retail stores and office facilities. Stores we own are often subject to ground leases. The terms of our real estate leases, including renewal options, range from 12 to 101 years. Most leases provide for monthly fixed minimum rentals or contingent rentals based upon sales in excess of stated amounts and normally require us to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs. For leases that contain predetermined, fixed calculations of the minimum rentals, we recognize rent expense on a straight-line basis over the lease term.

                We receive allowances from developers related to the construction of our stores. We record these allowances as deferred real estate credits which we recognize as a reduction of rent expense on a straight-line basis over the lease term. We received construction allowances aggregating $24.6 million in fiscal year 2007, $30.7 million for the forty-three weeks ended July 29, 2006, $2.0 million for the nine weeks ended October 1, 2005 and $24.5 million in fiscal year 2005.

Financial Instruments.  We use derivative financial instruments to help manage our interest rate risk. Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit its exposure to interest rate increases related to a portion of our floating rate indebtedness. The interest rate swap agreements terminate after five years.  At July 28, 2007, the fair value of NMG's interest rate swap agreements was a gain of approximately $8.2 million, which amount is included in other assets.

As of the effective date, NMG designated the interest rate swaps as cash flow hedges. As a result, changes in the fair value of NMG's swaps are recorded as a component of other comprehensive income. At July 28, 2007, we have $3.7 million of unrecognized gains, net of tax, on our interest rate swap agreements included in other comprehensive income.

                As a result of the swap agreements, NMG's effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.482% to 6.733% per quarter through 2010 and result in an average fixed rate of 6.577%.

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

                Significant assumptions related to the calculation of our obligations include the discount rate used to calculate the present value of benefit obligations to be paid in the future, the expected long-term rate of return on assets held by the Pension Plan and the average rate of compensation increase by plan participants. We review these assumptions annually based upon currently available information, including information provided by our actuaries.

                Self-insurance and Other Employee Benefit Reserves.  We use estimates in the determination of the required accruals for general liability, workers' compensation and health insurance as well as short-term disability, supplemental executive retirement benefits and postretirement health care benefits. We base these estimates upon an examination of historical trends, industry claims experience and, in certain cases, calculations performed by third-party actuaries. Projected claims information may change in the future and may require us to revise these reserves.

                Other Long-term Liabilities.  Other long-term liabilities consist primarily of certain employee benefit obligations, postretirement health care benefit obligations and the liability for scheduled rent increases.

                Revenues.  Revenues include sales of merchandise and services and delivery and processing revenues related to merchandise sold. Revenues from our Specialty Retail stores are recognized at the later of the point of sale or the delivery of goods to the customer. Revenues from our Direct Marketing operation are recognized when the merchandise is delivered to the customer. Revenues exclude sales taxes collected from our customers. We maintain reserves for anticipated sales returns primarily based on our historical trends related to returns by our retail and direct marketing customers. Our reserves for anticipated sales returns aggregated $48.8 million at July 28, 2007 and $43.7 million at July 29, 2006.

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

                We receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendors' merchandise. These allowances are netted against the related compensation expense that we incur. Amounts received from vendors related to compensation programs were $65.4 million in fiscal year 2007, $49.4 million for the forty-three weeks ended July 29, 2006, $10.1 million for the nine weeks ended October 1, 2005 and $53.2 million in fiscal year 2005.

We incur costs to advertise and promote the merchandise assortment offered by both Specialty Retail stores and Direct Marketing. Advertising costs incurred by our Specialty Retail stores consist primarily of print media costs related to promotional materials mailed to our customers. These costs are expensed at the time of mailing to the customer. Advertising costs incurred by Direct Marketing relate to the production, printing and distribution of our print catalogs and the production of the photographic content on our websites. We amortize the costs of print catalogs during the periods we expect to generate revenues from such catalogs, generally six months. We expense the costs incurred to produce the photographic content on our websites at the time the images are first loaded onto the website. We expense website design costs as incurred.

                Deferred catalog costs included in other current assets in the consolidated balance sheets were $7.1 million as of July 28, 2007 and $7.0 million as of July 29, 2006.  Net advertising expenses were $100.2 million in fiscal year 2007, $95.3 million for the forty-three weeks ended July 29, 2006, $13.1 million for the nine weeks ended October 1, 2005 and $110.8 million in fiscal year 2005.

                Consistent with industry practice, we receive advertising allowances from certain of our merchandise vendors. Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor's merchandise in connection with our various advertising programs, primarily catalogs and other print media. As a result, these allowances are recorded as a reduction of our advertising costs when earned. Vendor allowances earned and recorded as a reduction to selling, general and administrative expenses aggregated approximately $63.4 million in fiscal year 2007, $43.1 million for the forty-three weeks ended July 29, 2006, $18.6 million for nine weeks ended October 1, 2005 and $57.5 million in fiscal year 2005.

Preopening expenses primarily consist of payroll and related media costs incurred in connection with store openings and major renovations and are expensed when incurred.  We incurred preopening expenses of $8.8 million in fiscal year 2007, $7.4 million for the forty-three weeks ended July 29, 2006, $3.9 million for the nine weeks ended October 1, 2005 and $5.9 million in fiscal year 2005.

Income from credit card program.  We sold our proprietary credit card accounts to HSBC on July 7, 2005 (Credit Card Sale).  As a part of the Credit Card Sale, we entered into a long-term marketing and servicing alliance with HSBC. Under the terms of this alliance, HSBC offers credit card and non-card payment plans bearing our brands and we receive ongoing payments from HSBC based on credit card sales and compensation for marketing and servicing activities (HSBC Program Income).  We recognize HSBC Program Income when earned.

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

Gift Cards.  We sell gift cards at our Specialty Retail stores and through our Direct Marketing operation. Unredeemed gift cards aggregated $33.1 million at July 28, 2007 and $30.1 million at July 29, 2006. The gift cards sold to our customers have no stated expiration dates and are subject to actual and/or potential escheatment rights in various of the jurisdictions in which we operate. In the fourth quarter of fiscal year 2007, we recorded $6.0 million of other income for the breakage on gift cards we previously sold and issued.  The income was recognized based upon our analysis of the aging of these gift cards, our determination that the likelihood of future redemption is remote and our determination that such balances are not subject to escheatment laws applicable to our operations.  Prior to the fourth quarter of fiscal year 2007, we had not recognized breakage on gift cards pending, among other things, our final determination of the applicable escheatment laws applicable to our operations.  We will evaluate gift card breakage in the future on an ongoing basis.  We do not believe gift card breakage will have a material impact on our future operations.

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

Stock-Based Compensation - Predecessor.  The Predecessor accounted for stock-based compensation awards to employees in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25) and its related interpretations. Accordingly, we recognized compensation expense on our restricted stock awards but did not recognize compensation expense for stock options since all options granted had an exercise price equal to the market value of our common stock on the grant date. We did not adopt the previous voluntary expense recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), whereby the fair value of stock-based compensation awards would have been expensed over the terms of awards. However, consistent with the disclosure requirements of SFAS 123, we made pro forma disclosures of the effect that application of the fair value expense recognition provisions of SFAS 123 would have had on our net earnings.

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

The following table illustrates the pro forma effect on net earnings for periods prior to the adoption of SFAS 123(R) as if the Predecessor had applied the fair value recognition provisions of SFAS 123 during fiscal year 2005:

(in thousands)	Fiscal year ended July 30, 2005

Net earnings:
As reported	$248,824
Add: stock-based employee compensation recorded under intrinsic value method, net of related taxes	4,999
Less: stock-based employee compensation expense determined under fair value method, net of related taxes	(13,302)
Pro forma net earnings	$240,521

The Predecessor estimated the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal year 2005:

July 30, 2005
Expected life (years)	5
Expected volatility	25.0%
Risk-free interest rate	3.3%
Dividend yield	1.0%

                The weighted-average fair value of options granted was $14.38 in fiscal year 2005.

In connection with the adoption of the provisions of SFAS 123(R), we recorded non-cash charges for stock compensation of approximately $20.0 million in the period from July 31, 2005 to October 1, 2005 primarily as a result of the accelerated vesting of all Predecessor options and restricted stock in connection with the Transactions (see Note 2).

Stock-Based Compensation - Successor. The Company has approved equity-based management arrangements which authorize equity awards to be granted to certain management employees for up to 87,992.0 shares of the common stock of the Company, of which options for 81,716.3 shares were issued in fiscal year 2006 and options for 2,496.0 shares were issued in fiscal year 2007.  At July 28, 2007, options for 83,634.3 shares were outstanding.  Options generally vest over four to five years and expire 10 years from the date of grant.  At July 28, 2007, options for 29,764.1 shares were vested.

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

We use the Black-Scholes option-pricing model to determine the fair value of our options as of the date of grant in accordance with the provisions of SFAS 123(R).  A summary of the 2007 and 2006 grants and fair value assumptions is as follows:

	2007 Grants		2006 Grants
	Fair Value Options	Accreting Exercise Price Options	Fair Value Options	Accreting Exercise Price Options
Options outstanding at July 28, 2007	1,248.0	1,248.0	43,594.6	37,543.7
Exercise Price at July 28, 2007	$1,942	$1,942	$1,445	$1,590
Term	5	5	5	5
Volatility	29.96%	29.96%	29.72%	29.72%
Risk-Free Rate	4.53%	4.53%	4.23%	4.23%
Dividend Yield	—	—	—	—
Fair Value	$676	$341	$494	$247

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

We closed the Internal Revenue Service (IRS) examinations of federal tax returns for fiscal years 2004 and 2003 during the first quarter of fiscal year 2007 and paid the related tax liability during the second quarter of fiscal year 2007.   The IRS is now examining our federal tax returns for fiscal years 2005 and 2006.  We believe our recorded tax liabilities as of July 28, 2007 are sufficient to cover any potential assessments to be made by the IRS upon the completion of their examinations. We will continue to monitor the progress of the IRS examinations and review our recorded tax liabilities for potential audit assessments.  Adjustments to increase or decrease the recorded tax liabilities may be required in the future as additional facts become known.

                Recent Accounting Pronouncements.  In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions.  FIN 48 requires that we recognize in our consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position.  FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.  We will adopt FIN 48 in the first quarter of fiscal year 2008, as required.  We are currently evaluating the impact on our consolidated financial statements of adopting FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans” (SFAS 158).  SFAS 158 requires employers to report a postretirement benefit asset for plans that are overfunded and a postretirement benefit liability for plans that are underfunded. Deferred plan costs and income are required to be reported in accumulated other comprehensive income (OCI), net of tax effects, until they are amortized.  We adopted the provisions of SFAS 158 as of July 28, 2007 which resulted in a net decrease in the carrying values of our obligations of approximately $28.7 million, which amount has been recorded (net of taxes of $11.3 million) as an increase in other comprehensive income in our statement of shareholders’ equity for fiscal year 2007.  See Note 13 of the Notes to Consolidated Financial Statements in Item 15.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108).  SAB 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet.  The provisions of SAB 108 became effective during the fourth quarter of fiscal year 2007 but had no impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance for using fair value to measure certain assets and liabilities.  SFAS 157 will apply whenever another standard requires or permits assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value to any new circumstances.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, or our fiscal year ending August 1, 2009.  We have not yet evaluated the impact, if any, of adopting SFAS 157 on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  This Statement is effective for fiscal years beginning after November 15, 2007, or our fiscal year ending August 1, 2009.  We have not yet evaluated the impact, if any, of adopting SFAS 159 on our consolidated financial statements.

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

                We refer to the above transactions, the Acquisition and our payment of any costs related to these transactions collectively herein as the "Transactions."

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

In connection with the purchase price allocation, we made estimates of the fair values of our long-lived and intangible assets based upon assumptions related to future cash flows, discount rates and asset lives. As of October 29, 2005, we recorded preliminary purchase accounting adjustments to increase the carrying values of our property and equipment and inventory, to establish intangible assets for our tradenames, customer lists and favorable lease commitments and to revalue our long-term benefit plan obligations, among other things. We revised these preliminary purchase accounting adjustments during the second, third and fourth quarters of fiscal year 2006 as additional information became available. The final purchase accounting adjustments, as reflected in our July 29, 2006 consolidated balance sheet, were as follows (in millions):

Cash consideration:
Paid to shareholders		$5,092.9
Transaction costs		63.5
		5,156.4
Non-cash consideration		36.7
Total consideration		5,193.1

Net assets acquired at historical cost		1,638.2
Adjustments to state acquired assets at fair value:
1) Increase carrying value of property and equipment	$137.8
2) Increase carrying value of inventory	38.1
3) Write-off historical goodwill and tradenames	(71.5)
4) Record intangible assets acquired
Customer lists	576.5
Favorable lease commitments	480.0
Tradenames	1,621.8
5) Write-off other assets, primarily debt issue costs	(3.7)
6) Adjustment to state 2008 Notes at redemption value	(6.2)
7) Adjustment to state 2028 Debentures at fair value	4.5
8) Write-off deferred real estate credits	90.2
9) Increase in long-term benefit obligations, primarily pension obligations	(57.6)
10) Tax impact of purchase accounting adjustments	(1,019.7)
11) Increase carrying values of assets of Gurwitch Products, L.L.C and Kate Spade LLC	90.4
Deemed dividend to management shareholders	69.2	1,949.8
Net assets acquired at fair value		3,588.0
Goodwill at Acquisition date		$1,605.1

Pro Forma Financial Information. The following unaudited pro forma results of operations assume that the Transactions occurred on August 1, 2004. The following unaudited pro forma results reflect Gurwitch Products, L.L.C. and Kate Spade LLC as discontinued operations and do not give effect to the sale of our credit card receivables, which was completed on July 7, 2005, or the disposition of Chef’s Catalog, which was completed on November 8, 2004. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Transactions had actually occurred on that date, nor the results that may be obtained in the future.

	Fiscal years ended
	July 29, 2006	July 30, 2005

Revenues	$4,030,110	$3,695,074
Net income	$44,692	$35,517

Pro forma adjustments for fiscal year 2006 consist primarily of adjustments for the nine-week Predecessor period prior to the Acquisition for 1) depreciation and amortization charges of $13.4 million and 2) interest expense of $44.4 million offset by 3) the reversal of the historical non-cash charges of $38.1 million to cost of goods sold recorded subsequent to the Acquisition related to the step-up in the carrying value of our inventories as of the Acquisition date.

Pro forma adjustments for fiscal year 2005 consist primarily of 1) non-cash charges of $38.1 million to cost of goods sold related to the step-up in the carrying value of our inventories as of the Acquisition date, 2) depreciation and amortization charges aggregating $77.5 million and 3) interest expense of $225.0 million.

NOTE 4. DISCONTINUED OPERATIONS

Gurwitch Products, L.L.C. On July 27, 2006, we sold our majority interest in Gurwitch Products, L.L.C. to Alticor Inc., for pretax net cash proceeds of approximately $40.8 million (Gurwitch Disposition). Gurwitch Products, L.L.C. designs and markets the Laura Mercier cosmetics line and had revenues of approximately $59.0 million (after intercompany eliminations) in fiscal year 2006.

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

Kate Spade LLC designs and markets high-end accessories and had revenues of approximately $75.5 million (after intercompany eliminations) in fiscal year 2006.

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

Results of Discontinued Operations. Summarized financial information with respect to the results of operations of Kate Spade LLC and Gurwitch Products L.L.C. is as follows:

	(Successor)		(Predecessor)
(in thousands)	Fiscal year ended July 28 2007	Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005	Fiscal year ended July 30, 2005

Revenues	$29,612	$115,225	$19,277	$126,850

Earnings (loss) from discontinued operations before income taxes	$3,494	$(1,497)	$(1,412)	$10,134
Income taxes	1,967	12,496	(619)	5,114
Net earnings (loss) from discontinued operations	1,527	(13,993)	(793)	5,020

Loss on disposition before income taxes	(13,398)	—	—	—
Income taxes	(10,900)	—	—	—
Net loss on disposition	(24,298)	—	—	—

(Loss) earnings from discontinued operations, net of taxes	$(22,771)	$(13,993)	$(793)	$5,020

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

In addition, pursuant to such agreement, and in exchange for on-going consulting and management advisory services that will be provided to us by the Sponsors and their affiliates, affiliates of the Sponsors will receive an aggregate annual management fee equal to the lesser of (i) 0.25% of our consolidated annual revenues or (ii) $10 million. Affiliates of the Sponsors will also receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with services provided pursuant to the agreement. These management fees are payable quarterly in arrears. During fiscal year 2007 and the forty-three weeks ended July 29, 2006, we recorded management fees of $10.0 million and $8.7 million, respectively, which are included in selling, general and administrative expenses in the consolidated statements of earnings.

The management services agreement also provides that affiliates of the Sponsors may receive future fees in connection with certain subsequent financing and acquisition or disposition transactions. The management services agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

NOTE 6. CREDIT CARD PROGRAM

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

As a part of the Credit Card Sale, we entered into a long-term marketing and servicing alliance with HSBC that expires in June 2010. Under the terms of this alliance, HSBC offers credit card and non-card payment plans and bears all credit risk with respect to sales transacted on the cards bearing our brands. We receive ongoing payments from HSBC related to credit card sales and compensation for marketing and servicing activities (HSBC Program Income). In addition, we continue to handle certain key customer service functions. In tandem with HSBC, we have initiated various changes in our credit card program to alter the credit terms available to our cardholders and to enhance the earnings of the portfolio. These changes have increased the level of HSBC Program Income earned by the Company. In the future, the HSBC Program Income may be either decreased based upon the level of future services we provide to HSBC or increased based upon other changes to our historical credit card program related to, among other things, the interest rates applied to unpaid balances and the assessment of late fees.

Prior to the Credit Card Sale. Pursuant to a revolving credit card securitization program that began in September 2000 (Credit Card Facility), we securitized our credit card receivables in a series of transactions involving the transfer of the receivables to a wholly-owned subsidiary and the sale of the receivables to a special-purpose entity. As a result of these transactions, we borrowed $225.0 million from third-party investors, which borrowings were collateralized by undivided interests in our credit card portfolio.

During the term of the Credit Card Facility, we recorded the finance charge income generated by our credit card operations, net of credit losses as finance charge income. In addition, we incurred interest on the $225.0 million principal amount of the outstanding borrowings pursuant to the Credit Card Facility at a contractually-defined rate of one month LIBOR plus 0.27% annually.

Beginning in April 2005, the $225.0 million principal balance of the outstanding borrowings pursuant to the Credit Card Facility were payable in six monthly installments of $37.5 million. Prior to the Credit Card Sale, we had repaid $112.5 million of the principal balance and had placed $40.7 million on deposit to fund future repayment obligations. In connection with the Credit Card Sale, HSBC assumed our outstanding obligations related to the Credit Card Facility.

A summary of the income earned in connection with our proprietary credit card program is as follows:

	(Successor)		(Predecessor)
(in thousands)	Fiscal year ended July 28, 2007	Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005	Fiscal year ended July 30, 2005

Income:
HSBC Program Income	$65,723	$49,353	$7,818	$2,157
Finance charge income	—	—	—	84,143
Expenses:
Bad debt, net	—	—	—	(14,656)
	$65,723	$49,353	$7,818	$71,644

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

The significant components of our intangible assets and goodwill, by our operating segments, are as follows:

(in thousands)	Customer lists	Favorable lease commitments	Tradenames (indefinite lives)	Goodwill

Specialty Retail
Recorded in connection with Acquisition	$490,314	$479,980	$1,406,030	$1,300,253
Amortization	(32,641)	(14,783)
Balance at July 29, 2006	457,673	465,197	1,406,030	1,300,253
Amortization	(39,615)	(17,878)
Balance at July 28, 2007	$418,058	$447,319	$1,406,030	$1,300,253

Direct Marketing
Recorded in connection with Acquisition	$86,174	$—	$215,758	$304,887
Amortization	(12,215)	—
Balance at July 29, 2006	73,959	—	215,758	304,887
Amortization	(14,772)	—
Writedown of Horchow tradename	—	—	(11,473)	—
Balance at July 28, 2007	$59,187	$—	$204,285	$304,887

Total at July 28, 2007	$477,245	$447,319	$1,610,315	$1,605,140

In the fourth quarter of fiscal year 2007, we recorded a $11.5 million pretax impairment charge related to the writedown to fair value in the net carrying value of the Horchow tradename based upon lower anticipated future revenues associated with the brand.

NOTE 8.  ACCRUED LIABILITIES

The significant components of accrued liabilities are as follows:

	(Successor)
	July 28, 2007	July 29, 2006

Accrued salaries and related liabilities	$79,021	$65,803
Amounts due customers	51,750	49,968
Self-insurance reserves	44,544	45,505
Sales returns reserves	48,819	43,742
Interest payable	35,146	40,337
Income taxes payable	30,052	32,745
Sales tax	23,429	21,556
Loyalty program liability	20,477	18,127
Other	69,924	60,185
Total	$403,162	$377,968

NOTE 9.  LONG-TERM DEBT

The significant components of our long-term debt are as follows:

		(Successor)
(in thousands)	Interest Rate	July 28, 2007	July 29, 2006

Senior Secured Term Loan Facility	variable	$1,625,000	$1,875,000
2028 Debentures	7.125%	120,906	120,711
Senior Notes	9.0%/9.75%	700,000	700,000
Senior Subordinated Notes	10.375%	500,000	500,000
Long-term debt		$2,945,906	$3,195,711

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

As of July 28, 2007, NMG had $573.1 million of unused borrowing availability under the Asset-Based Revolving Credit Facility based on a borrowing base of over $600.0 million and after giving effect to $26.9 million used for letters of credit.

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

All obligations under the Asset-Based Revolving Credit Facility are guaranteed by the Company and certain of NMG’s existing and future domestic subsidiaries. As of July 28, 2007, the liabilities of NMG’s non-guarantor subsidiaries totaled approximately $4.3 million, or 0.1% of consolidated liabilities, and the assets of NMG’s non-guarantor subsidiaries aggregated approximately $6.5 million, or 0.1% of consolidated total assets. All obligations under NMG’s Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of the Company, NMG and the subsidiaries that have guaranteed the Asset-Based Revolving Credit Facility (subsidiary guarantors), including:

•                  a first-priority security interest in personal property consisting of inventory and related accounts, cash, deposit accounts, all payments received by NMG or the subsidiary guarantors from credit card clearinghouses and processors or otherwise in respect of all credit card charges for sales of inventory by NMG and the subsidiary guarantors, certain related assets and proceeds of the foregoing; and

•                  a second-priority pledge of 100% of NMG’s capital stock and certain of the capital stock held by NMG, the Company or any subsidiary guarantor (which pledge, in the case of any foreign subsidiary is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary); and

•                  a second-priority security interest in, and mortgages on, substantially all other tangible and intangible assets of NMG, the Company and each subsidiary guarantor, including a significant portion of NMG’s owned and leased real property (which currently consists of approximately half of NMG’s full-line retail stores) and equipment.

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

Senior Secured Term Loan Facility.  On October 6, 2005, in connection with the Transactions, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility with Credit Suisse as administrative agent and collateral agent. The full amount of the Senior Secured Term Loan Facility was borrowed on October 6, 2005. In the second quarter of fiscal year 2006, NMG voluntarily repaid $100.0 million principal amount of the loans under the Senior Secured Term Loan Facility and in fiscal year 2007, NMG voluntarily repaid $250.0 million principal amount.

At July 28, 2007, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus  1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. At July 28, 2007, the applicable margin with respect to base rate borrowings was 0.75% and the applicable margin with respect to LIBOR borrowings was 1.75%. The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 7.36% at July 28, 2007.

The credit agreement governing the Senior Secured Term Loan Facility requires NMG to prepay outstanding term loans with 50% (which percentage will be reduced to 25% if NMG’s total leverage ratio is less than a specified ratio and will be reduced to 0% if NMG’s total leverage ratio is less than a specified ratio) of its annual excess cash flow (as defined in the credit agreement). For fiscal year 2007, NMG was not required to prepay any outstanding term loans pursuant to the annual excess cash flow requirements.  If a change of control (as defined in the credit agreement) occurs, NMG will be required to offer to prepay all outstanding term loans, at a prepayment price equal to 101% of the principal amount to be prepaid, plus accrued and unpaid interest to the date of prepayment. NMG also must offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the proceeds of certain asset sales under certain circumstances.

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

All obligations under the Senior Secured Term Loan Facility are unconditionally guaranteed by the Company and each direct and indirect domestic subsidiary of NMG that guarantees the obligations of NMG under its Asset-Based Revolving Credit Facility. All obligations under the Senior Secured Term Loan Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of the Company, NMG and the subsidiary guarantors, including:

•                  a first-priority pledge of 100% of NMG’s capital stock and certain of the capital stock held by NMG, the Company or any subsidiary guarantor (which pledge, in the case of any foreign subsidiary is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary); and

•                  a first-priority security interest in, and mortgages on, substantially all other tangible and intangible assets of NMG, the Company and each subsidiary guarantor, including a significant portion of NMG’s owned and leased real property (which currently consists of approximately half of NMG’s full-line retail stores) and equipment, but excluding, among other things, the collateral described in the following bullet point; and

•                  a second-priority security interest in personal property consisting of inventory and related accounts, cash, deposit accounts, all payments received by NMG or the subsidiary guarantors from credit card clearinghouses and processors or otherwise in respect of all credit card charges for sales of inventory by NMG and the subsidiary guarantors, certain related assets and proceeds of the foregoing.

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

The fair value of 2028 Debentures at July 28, 2007 was approximately $130.0 million.

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

For any interest payment period through October 15, 2010, NMG may, at its option, elect to pay interest on the Senior Notes entirely in cash (Cash Interest) or entirely by increasing the principal amount of the outstanding Senior Notes or by issuing additional Senior Notes (PIK Interest). Cash Interest on the Senior Notes accrues at the rate of 9% per annum. PIK Interest on the Senior Notes accrues at the rate of 9.75% per annum. To date, NMG has paid all interest obligations in cash. After October 15, 2010, NMG will make all interest payments on the Senior Notes entirely in cash. All Senior Notes mature on October 15, 2015. Interest on the Senior Notes is payable quarterly in arrears on each January 15, April 15, July 15 and October 15, commencing on January 15, 2006.

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

The fair value of NMG’s Senior Notes at July 28, 2007 was approximately $729.8 million.

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

The fair value of NMG’s Senior Subordinated Notes at July 28, 2007 was approximately $528.8 million.

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

Maturities of Long-Term Debt.  At July 28, 2007, annual maturities of long-term debt during the next five fiscal years and thereafter are as follows (in millions):

2008	$—
2009	—
2010	—
2011	—
2012	—
Thereafter	2,945.9

The above table does not reflect future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

Interest Rate Swaps.  The Company uses derivative financial instruments to help manage its interest rate risk. Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit its exposure to interest rate increases related to a portion of its floating rate indebtedness. The interest rate swap agreements terminate after five years.  At July 28, 2007, the fair value of NMG’s interest rate swap agreements was a gain of approximately $8.2 million, which amount is included in other assets.

As of the effective date, NMG designated the interest rate swaps as cash flow hedges. As a result, changes in the fair value of NMG’s swaps are recorded as a component of other comprehensive income. At July 28, 2007, we have $3.7 million of unrecognized gains, net of tax, on our interest rate swap agreements included in other comprehensive income.

As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.482% to 6.733% per quarter through 2010 and result in an average fixed rate of 6.577%.

Interest expense.  The significant components of interest expense are as follows:

	(Successor)		(Predecessor)
(in thousands)	Fiscal year ended July 28, 2007	Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005	Fiscal year ended July 30, 2005

Asset-Based Revolving Credit Facility	$—	$1,332	$—	$—
Senior Secured Term Loan Facility	128,380	111,662	—	—
2028 Debentures	8,915	7,266	1,542	8,904
Senior Notes	63,000	51,421	—	—
Senior Subordinated Notes	51,875	42,339	—	—
Credit Card Facility	—	—	—	5,526
2008 Notes	—	638	1,439	8,308
Amortization of debt issue costs	14,141	11,728	96	831
Other	3,689	111	205	598
Total interest expense	270,000	226,497	3,282	24,167
Less:
Interest income	7,370	5,386	3,046	6,556
Capitalized interest	2,825	3,446	1,146	5,350
Interest expense (income), net	$259,805	$217,665	$(910)	$12,261

NOTE 10.  OTHER EXPENSE, NET

Other Income. In the first quarter of fiscal year 2007, we received consideration aggregating $4.2 million, or 0.1% of revenues, in connection with the merger of Wedding Channel.com, in which we held a minority interest, and The Knot. We accounted for our investment in Wedding Channel.com under the cost method. In prior years, we had previously reduced our carrying value of this investment to zero.

In the fourth quarter of fiscal year 2007, we recorded $6.0 million of other income for the breakage on gift cards we previously sold and issued.  The income was recognized based upon our analysis of the aging of these gift cards, our determination that the likelihood of future redemption is remote and our determination that such balances are not subject to escheatment laws applicable to our operations.  Prior to the fourth quarter of fiscal year 2007, we had not recognized breakage on gift cards pending, among other things, our final determination of the applicable escheatment laws applicable to our operations.  We will evaluate gift card breakage in the future on an ongoing basis.  We do not believe gift card breakage will have a material impact on our future operations.

Other Expense. In the fourth quarter of fiscal year 2007, we recorded a $11.5 million pretax impairment charge related to the writedown to fair value in the net carrying value of the Horchow tradename based upon lower anticipated future revenues associated with the brand.

NOTE 11.  COMMON SHAREHOLDERS’ EQUITY

Successor

Carryover Basis Adjustment for Management Shareholders.  Executive management participants held certain equity interests, including stock options, in the Predecessor prior to the Transactions and continue to hold equity interests in the  Company, representing indirect equity interests in the Successor after the Transactions.  In accordance with the provisions of Emerging Issues Task Force No. 88-16, “Basis in Leveraged Buyout Transactions,” the basis of executive management’s indirect interests in the Successor after the Transactions is carried over at the basis of their interests in the Predecessor prior to the Transactions. The carryover basis of such interests less the net cash received by the management participants represents a deemed dividend of $69.2 million to the management participants and has been recognized as a reduction to shareholders’ equity in connection with the Transactions.

Successor Stock-Based Compensation Accounting.  The Company has approved equity-based management arrangements which authorize equity awards to be granted to certain management employees for up to 87,992.0 shares of the common stock of the Company. Options generally vest over four to five years and expire 10 years from the date of grant.

A summary of the status of our stock option plan as of July 28, 2007 and July 29, 2006 and changes during the fiscal periods ended on these dates is as follows:

	July 28, 2007		July 29, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	81,716.3	$1,416	—	$—
Granted	2,496.0	1,942	81,716.3	1,416
Exercised	(578.0)	1,590	—	—
Outstanding at end of year	83,634.3	$1,430	81,716.3	$1,416
Options exercisable at end of year	29,764.1	$1,233	7,283.3	$359

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

All grants of stock options have an exercise price equal to the fair market value of our common stock on the date of grant.  Because we are privately held and there is no public market for our common stock subsequent to the Transactions, the fair market value of our common stock is determined by our Compensation Committee periodically based upon a number of factors. In October 2006, a valuation of our common stock was performed to assist the Compensation Committee in this determination, and we expect to update this valuation on an annual basis. In addition, our Compensation Committee considers such factors as the Company’s actual and projected financial results, the principal amount of the Company’s indebtedness, the value of the Company immediately prior to the Transactions, and other factors it believes are material to the valuation process.

We recognized non-cash stock compensation expense of $5.9 million in fiscal year 2007 and $4.0 million for the forty-three weeks ended July 29, 2006, which is included in selling, general and administrative expenses. At July 28, 2007, unearned non-cash stock-based compensation that we expect to recognize as expense over the next 5 years aggregates approximately $18.8 million.

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

Stock Repurchase Program.  In prior years, the Predecessor Board of Directors authorized various stock repurchase programs and increases in the number of shares subject to repurchase. The Predecessor repurchased 58,504 shares at an average price of $52.74 in fiscal year 2005.

Common Stock Incentive Plans.  The Predecessor had established common stock incentive plans allowing for the granting of 1) stock options, 2) stock appreciation rights, 3) restricted stock and stock units (restricted stock awards) and 4) other stock-based awards to our employees. All outstanding Predecessor options and restricted shares as of October 5, 2005 were accelerated in connection with the Transactions resulting in a $19.0 million non-cash charge for stock compensation.

In fiscal year 2005, the Predecessor made stock-based awards in the form of 1) restricted stock awards for which there was no exercise price payable by the employee, 2) purchased restricted stock awards for which the exercise price was equal to 50% of the fair value of our common stock on the date of grant and 3) matching restricted stock awards pursuant to which restricted stock awards were granted equal to qualifying stock purchases by the employees. In fiscal year 2005, the Predecessor restricted stock and purchased restricted stock awards aggregated 261,998 shares at a weighted-average exercise price of $23.82 as of the grant date.

Compensation cost for Predecessor restricted stock and purchased restricted stock awards was recognized in an amount equal to the difference between the exercise price of the award and fair value at the date of grant. The Predecessor recorded such expense on a straight-line basis over the expected life of the award with the offsetting entry to additional paid-in capital. For performance accelerated restricted stock, the expected life was determined based on the best estimate of the number of years from the grant date to the date at which it was probable that the performance targets would be met (four or five years, depending on the grant). Compensation cost was calculated as if all instruments granted that were subject only to a service requirement would vest.  Compensation expense related to the Predecessor restricted stock grants was $8.5 million in the nine-weeks ended October 1, 2005 and $5.0 million in fiscal year 2005.

A summary of the status of the Predecessor common stock incentive plans as October 1, 2005 and July 30, 2005 and changes during the fiscal years ended on those dates are presented in the following table:

	October 1, 2005		July 30, 2005
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	3,050,855	$38.12	3,009,155	$33.35
Granted	—	—	569,161	56.89
Exercised	(3,050,855)	38.12	(376,140)	28.38
Canceled	—	—	(151,321)	38.87
Outstanding at end of year	—	$—	3,050,855	$38.12
Exercisable at year end	—	$—	717,890	$28.76

Predecessor options exercised in the period ended October 1, 2005 were cashed out in connection with the Transaction, with the same economic effect as an exercise and sale for the Transaction consideration.

NOTE 12.  INCOME TAXES

The significant components of income tax expense are as follows:

	(Successor)		(Predecessor)
(in thousands)	Fiscal year ended July 28, 2007	Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005	Fiscal year ended July 30, 2005

Current:
Federal	$127,725	$71,689	$31,002	$143,898
State	15,063	8,408	2,522	13,093
Foreign	29	118	20	307
	142,817	80,215	33,544	157,298
Deferred:
Federal	(53,763)	(58,291)	(6,501)	(14,039)
State	(6,759)	(7,329)	(817)	(1,886)
	(60,522)	(65,620)	(7,318)	(15,925)
Income tax expense	$82,295	$14,595	$26,226	$141,373

A reconciliation of income tax expense to the amount calculated based on the federal and state statutory rates is as follows:

	(Successor)		(Predecessor)
(in thousands)	Fiscal year ended July 28, 2007	Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005	Fiscal year ended July 30, 2005

Income tax expense at statutory rate	$75,954	$14,366	$24,910	$134,812
State income taxes, net of federal income tax benefit	6,989	1,411	2,177	13,809
Tax expense (benefit) related to tax settlements and other changes in tax liabilities	1,925	(113)	(222)	(7,585)
Impact of non-taxable income	(2,422)	(1,378)	(1,058)	(2,121)
Impact of non-deductible expenses	326	256	607	2,633
Other	(477)	53	(188)	(175)
Total	$82,295	$14,595	$26,226	$141,373

Our effective income tax rate was 37.9% for fiscal year 2007.  Our effective income tax rate was 35.6% for the forty-three weeks ended July 29, 2006 and 36.8% for the nine weeks ended October 1, 2005, resulting in a combined fiscal year 2006 rate of 36.4%.  Our effective tax rate for fiscal year 2007 was negatively impacted by increases in tax liabilities for settlements with taxing authorities.  Our combined effective tax rate for fiscal year 2006 was favorably impacted by a higher level of tax-exempt interest income earned.  Our effective income tax rate was 36.7% for the fiscal year ended July 30, 2005 and was favorably impacted by tax-exempt interest income, offset by non-deductible transaction costs.  In the fourth fiscal quarter of fiscal year 2005, we recognized tax benefits aggregating $7.6 million related to a favorable settlement associated with previous state tax filings and reductions in previously recorded deferred tax liabilities. Excluding these benefits, our effective tax rate was 38.6% for fiscal year 2005.

We closed the Internal Revenue Service (IRS) examinations of federal tax returns for fiscal years 2004 and 2003 during the first quarter of fiscal year 2007 and paid the related tax liability during the second quarter of fiscal year 2007.   The IRS is now examining our federal tax returns for fiscal years 2005 and 2006.  We believe our recorded tax liabilities as of July 28, 2007 are sufficient to cover any potential assessments to be made by the IRS upon the completion of their examinations. We will continue to monitor the progress of the IRS examinations and review our recorded tax liabilities for potential audit assessments.  Adjustments to increase or decrease the recorded tax liabilities may be required in the future as additional facts become known.

Significant components of our net deferred income tax asset (liability) are as follows:

(in thousands)	July 28, 2007	July 29, 2006

Deferred income tax assets:
Accruals and reserves	$29,202	$33,560
Employee benefits	86,842	92,461
Other	11,174	2,043
Total deferred tax assets	$127,218	$128,064

Deferred income tax liabilities:
Inventory	$(10,215)	$(11,032)
Depreciation and amortization	(83,820)	(115,825)
Intangible assets	(990,745)	(1,012,833)
Other	(5,692)	(4,096)
Total deferred tax liabilities	(1,090,472)	(1,143,786)
Net deferred income tax asset (liability)	$(963,254)	$(1,015,722)

Net deferred income tax asset (liability):
Current	$39,728	$33,409
Non-current	(1,002,982)	(1,049,131)
Total	$(963,254)	$(1,015,722)

The net deferred tax liability of $963.3 million at July 28, 2007 decreased from a $1,015.7 million net deferred liability at July 29, 2006.  This decrease was comprised primarily of 1) a $60.5 million deferred tax benefit for fiscal year 2007 (including $36.7 million related to the amortization of intangible assets recorded in connection with the Acquisition), partially offset by 2) an increase in deferred tax liabilities of $11.3 million related primarily to increases in long-term benefit obligations recorded, net of tax, as increases in other comprehensive income in the accompanying statements of shareholders’ equity. We believe it is more likely than not that we will realize the benefits of our recorded deferred tax assets.

NOTE 13.  EMPLOYEE BENEFIT PLANS

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

We have a qualified defined contribution 401(k) plan, which covers substantially all employees. Employees make contributions to the plan and we match an employee’s contribution up to a maximum of 6% of the employee’s compensation subject to statutory limitations. We also sponsor an unfunded key employee deferred compensation plan, which provides certain employees additional benefits. Our aggregate expense related to these plans was approximately $11.0 million in fiscal year 2007, $8.7 million for the forty-three weeks ended July 29, 2006, $1.8 million for the nine weeks ended October 1, 2005 and $10.1 million for fiscal year 2005.

Costs of Benefits.  The components of the expenses we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	(Successor)		(Predecessor)
(in thousands)	Fiscal year ended July 28, 2007	Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005	Fiscal year ended July 30, 2005

Pension Plan:
Service cost	$14,886	$13,320	$2,823	$12,785
Interest cost	22,214	17,365	3,468	18,544
Expected return on plan assets	(23,458)	(18,802)	(3,636)	(19,307)
Net amortization of losses and prior service costs	—	—	1,205	4,835
Pension Plan expense	$13,642	$11,883	$3,860	$16,857
SERP Plan:
Service cost	$1,719	$1,570	$330	$1,445
Interest cost	4,928	3,685	730	4,057
Net amortization of losses and prior service costs	—	—	394	1,535
SERP Plan expense	$6,647	$5,255	$1,454	$7,037
Postretirement Plan:
Service cost	$57	$38	$8	$57
Interest cost	786	708	139	1,168
Net amortization of losses	(64)	—	(5)	75
Postretirement expense	$779	$746	$142	$1,300

Benefit Obligations.  Our obligations for the Pension Plan, SERP Plan and Postretirement Plan are valued annually as of the beginning of each fiscal year. With respect to the Pension Plan and the SERP Plan, our obligations consist of both a projected benefit obligation (PBO) and an accumulated benefit obligation (ABO). The PBO represents the present value of benefits ultimately payable to plan participants for both past and future services expected to be provided by the plan participants. The ABO represents the present value of benefits payable to plan participants for only services rendered at the valuation date. Our obligations pursuant to our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Pension Plan		SERP Plan		Postretirement Plan
	Fiscal years		Fiscal years		Fiscal years
(in thousands)	2007	2006	2007	2006	2007	2006
	(Successor)		(Successor)		(Successor)
Projected benefit obligations:
Beginning of year	$364,720	$361,434	$78,322	$78,259	$12,975	$15,755
Service cost	14,886	16,143	1,719	1,900	57	46
Interest cost	22,214	20,834	4,928	4,415	786	847
Actuarial loss (gain)	(9,695)	(25,168)	3,076	(4,549)	9,104	(2,625)
Benefits paid, net	(11,890)	(8,523)	(1,899)	(1,703)	(831)	(1,048)
End of year	$380,235	$364,720	$86,146	$78,322	$22,091	$12,975

Accumulated benefit obligations:
Beginning of year	$308,255	$304,063	$66,890	$65,028
End of year	$337,047	$308,255	$68,105	$66,890

A summary of expected benefit payments related to our Pension Plan, SERP Plan and Postretirement Plan is as follows:

(in thousands)	Pension Plan	SERP Plan	Postretirement Plan

Fiscal year 2008	$10,943	$2,951	$1,068
Fiscal year 2009	12,440	3,222	1,187
Fiscal year 2010	13,768	3,673	1,255
Fiscal year 2011	15,267	4,022	1,340
Fiscal year 2012	17,040	4,348	1,415
Fiscal years 2013-2017	$116,274	$30,557	$7,769

Funding Policy and Plan Assets.  Our policy is to fund the Pension Plan at or above the minimum required by law. Based upon currently available information, we will not be required to make significant contributions to the Pension Plan during fiscal year 2008. In fiscal years 2007 and 2006, we made no contributions to our Pension Plan and in fiscal year 2005, we made a $20.0 million voluntary contribution for the plan year ended July 31, 2004.

Assets held by the Pension Plan are invested in accordance with the provisions of our approved investment policy. The asset allocation for our Pension Plan at the end of fiscal years 2007 and 2006 and the target allocation for fiscal year 2008, by asset category, are as follows:

	Pension Plan
	Allocation at July 31, 2007	Allocation at July 31, 2006	2008 Target Allocation
Equity securities	76%	73%	80%
Fixed income securities	22%	24%	20%
Cash and cash equivalents	2%	3%	—
Total	100%	100%	100%

The Pension Plan’s strategic asset allocation was structured to reduce volatility through diversification and enhance return to approximate the amounts and timing of the expected benefit payments.

Changes in the assets held by the Pension Plan in fiscal years 2007 and 2006 are as follows:

	Fiscal years
(in thousands)	2007	2006
	(Successor)
Fair value of assets at beginning of year	$293,720	$288,267
Actual return on assets	42,802	13,976
Benefits paid	(11,890)	(8,523)
Fair value of assets at end of year	$324,632	$293,720

Funded Status.  The funded status of our Pension Plan, SERP Plan and Postretirement Plan is as follows:

	Pension Plan		SERP Plan		Postretirement Plan
	Fiscal years		Fiscal years		Fiscal years
(in thousands)	2007	2006	2007	2006	2007	2006
	(Successor)		(Successor)		(Successor)
Projected benefit obligation	$380,235	$364,720	$86,146	$78,322	$22,091	$12,975
Fair value of plan assets	324,632	293,720	—	—	—	—
Excess of projected benefit obligation over fair value of plan assets	(55,603)	(71,000)	(86,146)	(78,322)	(22,091)	(12,975)
Unrecognized net actuarial gain	—	(7,819)	—	(2,036)	—	(2,004)
Accrued obligation	$(55,603)	$(78,819)	$(86,146)	$(80,358)	$(22,091)	$(14,979)

In connection with purchase accounting adjustments, we recorded liabilities for the unfunded status of our Pension Plan, SERP Plan and Postretirement Plan as of the Acquisition date.  These aggregate adjustments resulted in a net increase in the carrying values of the Predecessor obligations previously recorded pursuant to generally accepted accounting principles by approximately $57.6 million.

We adopted the provisions of SFAS 158 in the fourth quarter of fiscal year 2007. SFAS 158 requires employers to report a postretirement benefit asset for plans that are overfunded and a postretirement benefit liability for plans that are underfunded. Deferred plan costs and income are required to be reported in accumulated other comprehensive income (OCI), net of tax effects, until they are amortized.  Such amounts will be adjusted as they are subsequently recognized as components of net periodic benefit cost or income pursuant to the current recognition and amortization provisions.

In connection with the adoption of SFAS 158, we adjusted the carrying values of our previously recorded obligations to equal their unfunded status at July 28, 2007.  These aggregate adjustments resulted in a net decrease in the carrying values of our obligations by approximately $28.7 million, which amount has been recorded (net of taxes of $11.3 million) as an increase in other comprehensive income in our statement of shareholders’ equity for fiscal year 2007.

A rollforward of our recorded obligation for the Pension Plan, SERP Plan and Postretirement Plan from the Acquisition date to July 28, 2007 is as follows:

(in thousands)	Pension Plan	SERP Plan	Postretirement Plan

Predecessor obligations at Acquisition date	$19,655	$63,540	$18,205
Net purchase accounting adjustments to record unfunded obligations at Acquisition date	47,281	13,266	(2,924)
Unfunded obligations at Acquisition date	66,936	76,806	15,281

Expense	11,883	5,255	746
Benefits paid, net		(1,703)	(1,048)
Balance at July 29, 2006	78,819	80,358	14,979

Expense	13,642	6,647	779
Benefits paid, net		(1,899)	(831)
Adjustments for unfunded benefit obligations (upon initial adoption of new accounting principle)	(36,858)	1,040	7,164
Balance at July 28, 2007	55,603	86,146	22,091

Less: current portion	—	(2,951)	(1,068)

Long-term portion of benefit obligations	$55,603	$83,195	$21,023

Assumptions.  Significant assumptions related to the calculation of our obligations pursuant to our employee benefit plans include the discount rate used to calculate the present value of benefit obligations to be paid in the future, the expected long-term rate of return on assets held by the Pension Plan, the average rate of compensation increase by Pension Plan and SERP Plan participants and the health care cost trend rate for the Postretirement Plan. We review these assumptions annually based upon currently available information. The assumptions we utilized in calculating the projected benefit obligations and periodic expense of our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	August 1, 2007	August 1, 2006	October 1, 2005	August 1, 2005
Pension Plan:
Discount rate	6.25%	6.25%	5.75%	5.50%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	8.00%
Rate of future compensation increase	4.50%	4.50%	4.50%	4.50%
SERP Plan:
Discount rate	6.25%	6.25%	5.75%	5.50%
Rate of future compensation increase	4.50%	4.50%	4.50%	4.50%
Postretirement Plan:
Discount rate	6.25%	6.25%	5.75%	5.50%
Initial health care cost trend rate	8.00%	8.00%	8.00%	9.00%
Ultimate health care cost trend rate	8.00%	5.00%	5.00%	5.00%

Discount rate.  The assumed discount rate utilized is based on a broad sample of Moody’s high quality corporate bond yields as of the measurement date. The projected benefit payments are matched with the yields on these bonds to determine an appropriate discount rate for the plan. The discount rate is utilized principally in calculating the present value of our pension obligation and net pension expense. At August 1, 2007 and August 1, 2006, the discount rate was 6.25%. As a result of the increase in the discount rate from 5.75% at the Acquisition date to 6.25% at August 1, 2006, the projected benefit obligations related to our employee benefit plans decreased $37.4 million.

The estimated effect of a 0.25% decrease in the discount rate would increase the Pension Plan obligation by $16.4 million, increase the SERP Plan obligation by $3.0 million and increase the Postretirement Plan obligation by $0.1 million.  The estimated effect of a 0.25% decrease in the discount rate would increase the annual Pension Plan expense by $1.0 million, increase the SERP Plan annual expense by $0.1 million and increase the Postretirement Plan annual expense by an immaterial amount.

Expected long-term rate of return on plan assets.  The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the pension obligation. During fiscal year 2007, we utilized 8.0% as the expected long-term rate of return on plan assets. We periodically evaluate the allocation between investment categories of the assets held by the Pension Plan. We estimate the expected average long-term rate of return on assets based on our future asset performance expectations using currently available market and other data and the counsel of our outside actuaries and advisors. This rate is utilized primarily in calculating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets realized over the course of a year is greater than the assumed rate, that year’s annual pension expense is not affected. Rather this gain reduces future pension expense over a period of approximately 10 to 16 years. To the extent the actual rate of return on assets is less than the assumed rate, that year’s annual pension expense is likewise not affected. Rather this loss increases pension expense over approximately 10 to 16 years.

Rate of future compensation increase.  The assumed average rate of compensation increase is the average annual compensation increase expected over the remaining employment periods for the participating employees. We utilized a rate of 4.5% for the periods beginning July 28, 2007. This rate is utilized principally in calculating the obligation and annual expense for the Pension and SERP Plans. The estimated effect of a 0.25% increase in the assumed rate of compensation increase would increase the projected benefit obligation for the Pension Plan by $2.4 million and increase the SERP Plan projected benefit obligation by $1.1 million.  The estimated effect of a 0.25% increase in the assumed rate of compensation increase would increase annual pension expense by $0.4 million and increase the SERP Plan annual expense by $0.1 million.

Health care cost trend rate.  The assumed health care cost trend rate represents our estimate of the annual rates of change in the costs of the health care benefits currently provided by the Postretirement Plan. The health care cost trend rate implicitly considers estimates of health care inflation, changes in health care utilization and delivery patterns, technological advances and changes in the health status of the plan participants. We utilized a health care cost trend rate of 8% as of August 1, 2007, remaining constant over time to yield an ultimate health care cost trend rate of 8%. If the assumed health care cost trend rate were increased one percentage point, Postretirement Plan costs for 2007 would have been $0.2 million higher and the accumulated postretirement benefit obligation as of July 28, 2007 would have been $2.9 million higher. If the assumed health care trend rate were decreased one percentage point, Postretirement Plan costs for 2007 would have been $0.2 million lower and the accumulated postretirement benefit obligation as of July 28, 2007 would have been $2.4 million lower.

Effect of Medicare Subsidy on Postretirement Plan.  In December 2003, the U.S. Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) that provides a prescription drug subsidy, beginning in January 2006, to companies that sponsor postretirement health care plans that provide drug benefits. Based upon the provisions of the legislation enacted in January 2005, we reviewed the provisions of our Postretirement Plan to determine whether the benefits offered by our plan met the statutory definition of “actuarially equivalent” prescription drug benefits that qualify for the federal subsidy. Based upon this review, we believe that our benefits qualify for the subsidy.

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

Effective August 1, 2006, we moved to an Enhanced Part D arrangement and will no longer directly receive the federal subsidy.  The move to an Enhanced Part D plan is expected to result in additional savings which reduced our obligation at August 1, 2006 by $2.2 million and is estimated to reduce the net periodic cost for fiscal years 2007 and 2008 by $0.2 million.

Subsequent Plan Redesign.  In September 2007, our Board of Directors approved certain changes to our long-term benefits program.  Effective January 1, 2008, we will offer a new, enhanced retirement savings plan (RSP) whereby:

•                  Participants’ balances in our current 401(k) Plan will be automatically transferred to the RSP.

•                  Our matching contributions to the RSP will increase to a potential maximum 75% of the employee contribution (up to a 6% deferral) from the potential maximum 50% to the current 401(k) Plan.

•                  Our matching contributions will vest to employees in two years as compared to the three year vesting under the current 401(k) Plan.

•                  All current and future employees who do not participate in the current 401(k) Plan will be automatically enrolled in the RSP at a salary deferral rate of 3% once eligibly requirements have been met.

Effective January 1, 2008, we will also offer a new defined contribution supplemental executive retirement plan to eligible employees.

Concurrent with the implementation of the RSP and the new supplemental executive retirement plan, we will freeze the benefits offered under our Pension Plan and SERP Plan for most employees.  An employee with ten years of service or whose age plus years of service equals at least 65 as of December 31, 2007 will be allowed either 1) to continue participation in our current 401(k) Plan and Pension Plan (and SERP Plan, if eligible) or 2) to freeze the benefit earned under the Pension Plan (and SERP Plan, if eligible) and participate in the RSP. No employee who has met vesting requirements will forfeit benefits earned prior to January 1, 2008.

We have not yet determined the impact of the above design changes to 1) the future benefits payments to be made under our Pension Plan and SERP Plan, 2) the actuarial determination of the funded status of those plans or 3) the accrued obligations to be reflected on our balance sheet for periods subsequent to September 2007.

NOTE 14.  LOSS ON DISPOSITION OF CHEF’S CATALOG

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

NOTE 15.  COMMITMENTS AND CONTINGENCIES

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

Rent expense and related occupancy costs under operating leases is as follows:

	(Successor)		(Predecessor)
(in thousands)	Fiscal year ended July 28, 2007	Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005	Fiscal year ended July 30, 2005

Minimum rent	$45,200	$36,000	$5,800	$36,300
Contingent rent	28,600	22,900	4,700	23,800
Other occupancy costs	13,700	10,400	2,000	12,200
Total rent expense	$87,500	$69,300	$12,500	$72,300

Future minimum rental commitments, excluding renewal options, under non-cancelable leases are as follows: fiscal year 2008—$54.0 million; fiscal year 2009—$52.5 million; fiscal year 2010—$49.4 million; fiscal year 2011—$48.9 million; fiscal year 2012—$47.6 million; all fiscal years thereafter—$698.9 million.

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

Other.  We had approximately $26.9 million of outstanding irrevocable letters of credit relating to purchase commitments and insurance and other liabilities at July 28, 2007. We had approximately $4.1 million in surety bonds at July 28, 2007 relating primarily to merchandise imports, state sales tax and utility requirements.

NOTE 16.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the components of accumulated other comprehensive income (loss):

	(Successor)
(in thousands)	July 28, 2007	July 29, 2006

Unrealized gain on financial instruments	$3,733	$9,990
Adjustments for unfunded benefit obligations (upon initial adoption of new accounting principle)	17,365	—
Other	131	(161)
Total accumulated other comprehensive income	$21,229	$9,829

NOTE 17.  SEGMENT REPORTING

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

Operating earnings for the segments include 1) revenues, 2) cost of sales, 3) direct selling, general, and administrative expenses, 4) other direct operating expenses, 5) income from credit card program and 6) depreciation expense for the respective segment.  Items not allocated to our operating segments include those items not considered by management in measuring the assets and profitability of our segments. These amounts include 1) corporate expenses including, but not limited to, treasury, investor relations, legal and finance support services, and general corporate management, 2) charges related to the application of purchase accounting adjustments made in connection with the Acquisition including amortization of customer lists and favorable lease commitments and other non-cash valuation charges and 3) interest expense.  These items, while often times related to the operations of a segment, are not considered by segment operating management, corporate operating management and the chief operating decision maker in assessing segment operating performance.  The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (except with respect to purchase accounting adjustments not allocated to the operating segments).

The following tables set forth the information for our reportable segments:

	(Successor)		(Predecessor)
(in thousands)	Fiscal year ended July 28, 2007	Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005	Fiscal year ended July 30, 2005

REVENUES
Specialty Retail stores	$3,674,600	$2,829,967	$544,857	$3,102,952
Direct Marketing	715,476	567,771	87,515	592,122
Total	$4,390,076	$3,397,738	$632,372	$3,695,074

OPERATING EARNINGS
Specialty Retail stores	$490,564	$312,296	$91,372	$377,772
Direct Marketing	116,042	89,967	8,246	75,178
Subtotal	606,606	402,263	99,618	452,950
Corporate expenses	(56,229)	(49,504)	(5,811)	(46,334)
Amortization of customer lists and favorable lease commitments	(72,265)	(59,640)	—	—
Non-cash items related to other valuation adjustments made in connection with the Acquisition	—	(34,411)	—	—
Other expense, net (1)	(1,309)	—	—	—
Transaction and other costs	—	—	(23,544)	—
Loss on disposition of Chef’s Catalog	—	—	—	(15,348)
Gain on Credit Card Sale	—	—	—	6,170
Total	$476,803	$258,708	$70,263	$397,438

CAPITAL EXPENDITURES
Specialty Retail stores	$124,402	$123,693	$22,784	$176,519
Direct Marketing	23,475	14,519	2,791	13,736
Total	$147,877	$138,212	$25,575	$190,255

DEPRECIATION EXPENSE
Specialty Retail stores	$118,126	$93,599	$17,313	$94,386
Direct Marketing	13,671	9,580	1,896	9,203
Subtotal	131,797	103,179	19,209	103,589
Depreciation expense on step-up of fixed assets made in connection with the Acquisition	4,671	3,771	—	—
Total	$136,468	$106,950	$19,209	$103,589

	(Successor)
	July 28, 2007	July 29, 2006
ASSETS
Tangible assets of Specialty Retail stores	$1,928,889	$1,791,392
Tangible assets of Direct Marketing	167,541	143,927
Corporate assets:
Intangible assets related to Specialty Retail stores	3,571,660	3,629,153
Intangible assets related to Direct Marketing	568,359	594,604
Other	264,550	339,522
Assets of discontinued operations	—	109,363
Total	$6,500,999	$6,607,961

(1)           For fiscal year 2007, other expense, net includes 1) $11.5 million pretax impairment charge related to the writedown to fair value in the net carrying value of the Horchow tradename, offset by 2) $4.2 million of other income we received in connection with the merger of Wedding Channel.com, in which we held a minority interest, and The Knot and 3) $6.0M of other income related to aged, non-escheatable gift cards.

NOTE 18.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (with respect to NMG’s obligations under the Senior Notes and the Senior Subordinated Notes)

All of NMG’s obligations under the Senior Notes and the Senior Subordinated Notes, as well as its obligations under the Asset-Based Revolving Credit Facility and the Senior Secured Term Loan Facility, are guaranteed by the Company and certain of NMG’s existing and future domestic subsidiaries (principally, Bergdorf Goodman, Inc. through which NMG conducts the operations of its Bergdorf Goodman stores and NM Nevada Trust which holds legal title to certain real property and intangible assets used by the Company in conducting its operations). The guarantees by the Company and each subsidiary guarantor are full and unconditional and joint and several.  Currently, the Company’s non-guarantor subsidiaries consist principally of an operating subsidiary domiciled in Canada providing support services to our Direct Marketing operations and Neiman Marcus Funding Corporation through which the Company previously conducted its credit card operations prior to the Credit Card Sale. Previously, our non-guarantor subsidiaries also included Kate Spade LLC (prior to its sale in December 2006) and Gurwitch Products, L.L.C. (prior to its sale in July 2006), which are reflected in the tables below as discontinued operations.

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

	July 28, 2007 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$139,333	$1,196	$678	$—	$141,207
Merchandise inventories	—	821,749	96,513	7	—	918,269
Other current assets	—	142,632	8,636	3,681	544	155,493
Total current assets	—	1,103,714	106,345	4,366	544	1,214,969
Property and equipment, net	—	901,072	140,473	2,166	—	1,043,711
Goodwill and intangibles, net	—	1,945,040	2,194,979	—	—	4,140,019
Other assets	—	102,108	192	—	—	102,300
Investments in subsidiaries	1,558,012	2,333,438	—	—	(3,891,450)	—
Total assets	$1,558,012	$6,385,372	$2,441,989	$6,532	$(3,890,906)	$6,500,999
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$318,439	$38,080	$4,236	$544	$361,299
Accrued liabilities	—	329,625	73,479	58	—	403,162
Other current liabilities	—	3,426	—	—	—	3,426
Total current liabilities	—	651,490	111,559	4,294	544	767,887
Long-term liabilities:
Long-term debt	—	2,945,906	—	—	—	2,945,906
Deferred income taxes	—	1,002,982	—	—	—	1,002,982
Other long-term liabilities	—	226,982	(770)	—	—	226,212
Total long-term liabilities	—	4,175,870	(770)	—	—	4,175,100
Total shareholders’ equity	1,558,012	1,558,012	2,331,200	2,238	(3,891,450)	1,558,012
Total liabilities and shareholders’ equity	$1,558,012	$6,385,372	$2,441,989	$6,532	$(3,890,906)	$6,500,999

	July 29, 2006 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$222,308	$986	$446	$—	$223,740
Merchandise inventories	—	711,443	84,252	7	(2,081)	793,621
Other current assets	—	89,359	8,294	3,681	544	101,878
Current assets of discontinued operations	—	—	—	16,617	—	16,617
Total current assets	—	1,023,110	93,532	20,751	(1,537)	1,135,856
Property and equipment, net	—	875,725	152,109	2,445	—	1,030,279
Goodwill and intangibles, net	—	2,007,770	2,215,987	—	—	4,223,757
Other assets	—	124,929	389	5	—	125,323
Investments in subsidiaries	1,427,667	2,429,916	—	—	(3,857,583)	—
Non-current assets of discontinued operations	—	—	—	92,746	—	92,746
Total assets	$1,427,667	$6,461,450	$2,462,017	$115,947	$(3,859,120)	$6,607,961
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$263,800	$31,835	$4,260	$544	$300,439
Accrued liabilities	—	310,551	67,340	77	—	377,968
Other current liabilities	—	3,887	—	—	—	3,887
Current liabilities of discontinued operations	—	—	—	16,764	—	16,764
Total current liabilities	—	578,238	99,175	21,101	544	699,058
Long-term liabilities:
Long-term debt	—	3,195,711	—	—	—	3,195,711
Deferred income taxes	—	1,048,925	—	—	—	1,048,925
Other long-term liabilities	—	210,909	6,597	5	—	217,511
Non-current liabilities of discontinued operations	—	—	—	12,775	—	12,775
Total long-term liabilities	—	4,455,545	6,597	12,780	—	4,474,922
Minority interest	—	—	—	—	6,314	6,314
Total shareholders’ equity	1,427,667	1,427,667	2,356,245	82,066	(3,865,978)	1,427,667
Total liabilities and shareholders’ equity	$1,427,667	$6,461,450	$2,462,017	$115,947	$(3,859,120)	$6,607,961

	Fiscal year ended July 28, 2007 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,700,513	$689,563	$—	$—	$4,390,076
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,316,301	436,749	764	—	2,753,814
Selling, general and administrative expenses (excluding depreciation)	—	880,136	135,613	(609)	—	1,015,140
Income from credit card program	—	(59,090)	(6,633)	—	—	(65,723)
Depreciation expense	—	116,984	19,099	385	—	136,468
Amortization of customer lists and favorable lease commitments	—	60,500	11,765	—	—	72,265
Other (income) expense, net	—	(9,816)	11,125	—	—	1,309
Operating earnings (loss)	—	395,498	81,845	(540)	—	476,803
Interest expense, net	—	259,801	4	—	—	259,805
Intercompany royalty charges (income)	—	276,095	(276,095)	—	—	—
Equity in earnings of subsidiaries	(111,932)	(334,625)	—	—	446,557	—
Earnings (loss) from continuing operations before income taxes	111,932	194,227	357,936	(540)	(446,557)	216,998
Income taxes	—	82,295	—	—	—	82,295
Earnings (loss) from continuing operations	111,932	111,932	357,936	(540)	(446,557)	134,703
Loss from discontinued operations, net of taxes	—	—	—	(21,282)	(1,489)	(22,771)
Net earnings (loss)	$111,932	$111,932	$357,936	$(21,822)	$(448,046)	$111,932

	Forty-three weeks ended July 29, 2006 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,885,321	$512,007	$410	$—	$3,397,738
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,885,917	332,938	583	—	2,219,438
Selling, general and administrative expenses (excluding depreciation)	—	704,720	97,767	(132)	—	802,355
Income from credit card program	—	(44,765)	(4,588)	—	—	(49,353)
Depreciation expense	—	89,545	17,028	377	—	106,950
Amortization of customer lists and favorable lease commitments	—	49,880	9,760	—	—	59,640
Operating earnings (loss)	—	200,024	59,102	(418)	—	258,708
Interest expense, net	—	217,665	—	—	—	217,665
Intercompany royalty charges (income)	—	201,879	(201,879)	—	—	—
Equity in earnings of subsidiaries	(12,455)	(246,570)	—	—	259,025	—
Earnings (loss) from continuing operations before income taxes	12,455	27,050	260,981	(418)	(259,025)	41,043
Income taxes	—	14,595	—	—	—	14,595
Earnings (loss) from continuing operations	12,455	12,455	260,981	(418)	(259,025)	26,448
(Loss) earnings from discontinued operations, net of taxes	—	—	—	(14,251)	258	(13,993)
Net earnings (loss)	$12,455	$12,455	$260,981	$(14,669)	$(258,767)	$12,455

	Nine weeks ended October 1, 2005 (Predecessor)
(in thousands)	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$530,667	$101,556	$149	$—	$632,372
Cost of goods sold including buying and occupancy costs (excluding depreciation)	312,454	58,986	102	—	371,542
Selling, general and administrative expenses (excluding depreciation)	135,279	20,491	(138)	—	155,632
Income from credit card program	(6,994)	(824)	—	—	(7,818)
Depreciation expense	16,118	3,015	76	—	19,209
Transaction and other costs	23,544	—	—	—	23,544
Operating earnings	50,266	19,888	109	—	70,263
Interest income, net	(910)	—	—	—	(910)
Intercompany royalty charges (income)	46,240	(46,240)	—	—	—
Equity in earnings of subsidiaries	(65,444)	—	—	65,444	—
Earnings (loss) from continuing operations before income taxes	70,380	66,128	109	(65,444)	71,173
Income taxes	26,226	—	—	—	26,226
Earnings (loss) from continuing operations	44,154	66,128	109	(65,444)	44,947
(Loss) earnings from discontinued operations, net of taxes	—	—	(1,346)	553	(793)
Net earnings (loss)	$44,154	$66,128	$(1,237)	$(64,891)	$44,154

	Fiscal year ended July 30, 2005 (Predecessor)
(in thousands)	NMG	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$3,175,675	$518,492	$907	$—	$3,695,074
Cost of goods sold including buying and occupancy costs (excluding depreciation)	2,009,096	339,543	568	—	2,349,207
Selling, general and administrative expenses (excluding depreciation)	796,060	112,101	(855)	—	907,306
Income from credit card program	—	—	(71,644)	—	(71,644)
Depreciation expense	84,832	18,301	456	—	103,589
Loss on disposition of Chef’s Catalog	7,048	8,300	—	—	15,348
Gain on credit card sale	—	—	(6,170)	—	(6,170)
Operating earnings	278,639	40,247	78,552	—	397,438
Interest expense, net	7,019	—	5,242	—	12,261
Intercompany royalty charges (income)	195,572	(195,572)	—	—	—
Equity in earnings of subsidiaries	(314,149)	—	—	314,149	—
Earnings (loss) from continuing operations before income taxes	390,197	235,819	73,310	(314,149)	385,177
Income taxes	141,373	—	—	—	141,373
Earnings (loss) from continuing operations	248,824	235,819	73,310	(314,149)	243,804
Earnings (loss) from discontinued operations, net of taxes	—	—	8,857	(3,837)	5,020
Net earnings (loss)	$248,824	$235,819	$82,167	$(317,986)	$248,824

	Fiscal year ended July 28, 2007 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$111,932	$111,932	$357,936	$(21,822)	$(448,046)	$111,932
Loss from discontinued operations	—	—	—	21,282	1,489	22,771
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	—	116,984	19,099	385	—	136,468
Amortization of debt issue costs	—	14,141	—	—	—	14,141
Amortization of customer lists and favorable lease commitments	—	60,500	11,765	—	—	72,265
Stock-based compensation charges	—	5,859	—	—	—	5,859
Deferred income taxes	—	(60,522)	—	—	—	(60,522)
Impairment of Horchow tradename	—	—	11,473	—	—	11,473
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	21,842	(7,170)	—	—	14,672
Intercompany royalty income payable (receivable)	—	276,095	(276,095)	—	—	—
Equity in earnings of subsidiaries	(111,932)	(334,625)	—	—	446,557	—
Changes in operating assets and liabilities, net	—	37,744	(108,511)	11,535	—	(59,232)
Net cash provided by continuing operating activities	—	249,950	8,497	11,380	—	269,827
Net cash used for discontinued operations	—	—	—	(10,918)	—	(10,918)
Net cash provided by operating activities	—	249,950	8,497	462	—	258,909
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(139,775)	(8,287)	185	—	(147,877)
Payment to minority interest holder in Kate Spade LLC	—	(59,400)	—	—	—	(59,400)
Net proceeds from sale of Kate Spade LLC	—	121,469	—	—	—	121,469
Net cash (used for) provided by continuing investing activities	—	(77,706)	(8,287)	185	—	(85,808)
Net cash used for discontinued operations	—	—	—	(128)	—	(128)
Net cash (used for) provided by investing activities	—	(77,706)	(8,287)	57	—	(85,936)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(254,918)	—	—	—	(254,918)
Debt issuance costs paid	—	(1,449)	—	—	—	(1,449)
Proceeds from purchase of common stock	—	1,148	—	—	—	1,148
Net cash used for continuing financing activities	—	(255,219)	—	—	—	(255,219)
Net cash used for discontinued operations	—	—	—	(1,675)	—	(1,675)
Net cash used for financing activities	—	(255,219)	—	(1,675)	—	(256,894)
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(82,975)	210	(1,156)	—	(83,921)
Beginning balance	—	222,308	986	1,834	—	225,128
Ending balance	$—	$139,333	$1,196	$678	$—	$141,207

	Forty-three weeks ended July 29, 2006 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$12,455	$12,455	$260,981	$(14,669)	$(258,767)	$12,455
Loss (earnings) from discontinued operations	—	—	—	14,251	(258)	13,993
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	—	89,545	17,028	377	—	106,950
Amortization of debt issue costs	—	11,728	—	—	—	11,728
Amortization of customer lists and favorable lease commitments	—	49,880	9,760	—	—	59,640
Non-cash charges related to step-up in carrying value of inventory	—	32,890	5,177	—	—	38,067
Stock-based compensation charges	—	3,951	—	—	—	3,951
Deferred income taxes	—	(65,620)	—	—	—	(65,620)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	14,745	1,590	(1,256)	—	15,079
Intercompany royalty income payable (receivable)	—	201,878	(201,878)	—	—	—
Equity in earnings of subsidiaries	(12,455)	(246,570)	—	—	259,025	—
Changes in operating assets and liabilities, net	—	253,825	(81,204)	16,282	—	188,903
Net cash provided by continuing operating activities	—	358,707	11,454	14,985	—	385,146
Net cash used for discontinued operations	—	—	—	(4,381)	—	(4,381)
Net cash provided by operating activities	—	358,707	11,454	10,604	—	380,765
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(126,546)	(11,390)	(276)	—	(138,212)
Acquisition of The Neiman Marcus Group, Inc.	—	(5,156,423)	—	—	—	(5,156,423)
Net proceeds from the Gurwitch Disposition	—	40,752	—	—	—	40,752
Intercompany (receivable) payable	(1,427,739)	—	—	—	1,427,739	—
Net cash (used for) provided by continuing investing activities	(1,427,739)	(5,242,217)	(11,390)	(276)	1,427,739	(5,253,883)
Net cash used for discontinued operations	—	—	—	(5,919)	—	(5,919)
Net cash (used for) provided by investing activities	(1,427,739)	(5,242,217)	(11,390)	(6,195)	1,427,739	(5,259,802)
CASH FLOWS—FINANCING ACTIVITIES
Proceeds from borrowings	—	3,325,000	—	—	—	3,325,000
Repayment of borrowings	—	(385,812)	—	—	—	(385,812)
Debt issuance costs paid	—	(102,854)	—	—	—	(102,854)
Cash equity contributions	1,427,739	1,427,739	—	—	(1,427,739)	1,427,739
Net cash provided by (used for) continuing financing activities	1,427,739	4,264,073	—	—	(1,427,739)	4,264,073
Net cash used for discontinued operations	—	—	—	(4,168)	—	(4,168)
Net cash provided by (used for) financing activities	1,427,739	4,264,073	—	(4,168)	(1,427,739)	4,259,905
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(619,437)	64	241	—	(619,132)
Beginning balance	—	841,745	922	1,593	—	844,260
Ending balance	—	222,308	986	1,834	—	225,128
Less cash of discontinued operations	—	—	—	1,388	—	1,388
Ending balance	$—	$222,308	$986	$446	$—	$223,740

	Nine weeks ended October 1, 2005 (Predecessor)
(in thousands)	NMG	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$44,154	$66,128	$(1,237)	$(64,891)	$44,154
Loss (earnings) from discontinued operations	—	—	1,346	(553)	793
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	16,118	3,015	76	—	19,209
Amortization of debt issue costs	96	—	—	—	96
Stock-based compensation charges	19,968	—	—	—	19,968
Deferred income taxes	(7,318)	—	—	—	(7,318)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	(4,971)	254	493	—	(4,224)
Intercompany royalty income payable (receivable)	46,240	(46,240)	—	—	—
Equity in earnings of subsidiaries	(65,444)	—	—	65,444	—
Changes in operating assets and liabilities, net	505,357	(20,294)	(534,208)	—	(49,145)
Net cash provided by (used for) continuing operating activities	554,200	2,863	(533,530)	—	23,533
Net cash used for discontinued operations	—	—	(4,098)	—	(4,098)
Net cash provided by (used for) operating activities	554,200	2,863	(537,628)	—	19,435
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	(22,455)	(2,736)	(384)	—	(25,575)
Net cash used for continuing investing activities	(22,455)	(2,736)	(384)	—	(25,575)
Net cash used for discontinued operations	—	—	(736)	—	(736)
Net cash used for investing activities	(22,455)	(2,736)	(1,120)	—	(26,311)
CASH FLOWS—FINANCING ACTIVITIES
Cash dividends paid	(7,346)	—	—	—	(7,346)
Net cash used for continuing financing activities	(7,346)	—	—	—	(7,346)
Net cash provided by discontinued operations	—	—	5,000	—	5,000
Net cash (used for) provided by financing activities	(7,346)	—	5,000	—	(2,346)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	524,399	127	(533,748)	—	(9,222)
Beginning balance	317,346	795	535,341	—	853,482
Ending balance	841,745	922	1,593	—	844,260
Less cash of discontinued operations	—	—	1,056	—	1,056
Ending balance	$841,745	$922	$537	$—	$843,204

	Fiscal year ended July 30, 2005 (Predecessor)
(in thousands)	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$248,824	$235,819	$82,167	$(317,986)	$248,824
(Earnings) loss from discontinued operations	—	—	(8,857)	3,837	(5,020)
Adjustments to reconcile net earnings to net cashprovided by operating activities:
Depreciation	84,832	18,301	456	—	103,589
Deferred income taxes	(15,925)	—	—	—	(15,925)
Loss on disposition of Chef’s catalog	7,048	8,300	—	—	15,348
Gain on Credit Card Sale	—	—	(6,170)	—	(6,170)
Net cash received from Credit Card Sale	—	—	533,656	—	533,656
Other, primarily costs related to defined benefit pension and other long-term benefit plans	40,783	1,474	642	—	42,899
Intercompany royalty income payable (receivable)	195,572	(195,572)	—	—	—
Equity in earnings of subsidiaries	(314,149)	—	—	314,149	—
Changes in operating assets and liabilities, net	(119,816)	(51,468)	85,981	—	(85,303)
Net cash provided by continuing operating activities	127,169	16,854	687,875	—	831,898
Net cash provided by discontinued operations	—	—	13,502	—	13,502
Net cash provided by operating activities	127,169	16,854	701,377	—	845,400
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	(172,806)	(16,887)	(562)	—	(190,255)
Net increase in cash restricted for repayment of borrowings under Credit Card Facility	—	—	(40,713)	—	(40,713)
Proceeds from the sale of Chef’s Catalog	14,419	—	—	—	14,419
Net cash used for continuing investing activities	(158,387)	(16,887)	(41,275)	—	(216,549)
Net cash used for discontinued operations	—	—	(12,280)	—	(12,280)
Net cash used for investing activities	(158,387)	(16,887)	(53,555)	—	(228,829)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings on lines of credit	(113)	—	—	—	(113)
Repayment of borrowings under Credit Card Facility	—	—	(112,500)	—	(112,500)
Acquisitions of treasury stock	(3,088)	—	—	—	(3,088)
Proceeds from stock-based compensation awards	16,100	—	—	—	16,100
Cash dividends paid	(27,398)	—	—	—	(27,398)
Net cash used for continuing financing activities	(14,499)	—	(112,500)	—	(126,999)
Net cash used for discontinued operations	—	—	(4,457)	—	(4,457)
Net cash used for financing activities	(14,499)	—	(116,957)	—	(131,456)
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	(45,717)	(33)	530,865	—	485,115
Beginning balance	363,063	828	4,476	—	368,367
Ending balance	317,346	795	535,341	—	853,482
Less cash of discontinued operations	—	—	889	—	889
Ending balance	$317,346	$795	$534,452	$—	$852,593

NOTE 19.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (with respect to NMG’s obligations under the 2028 Debentures)

                All of NMG’s obligations under the 2028 Debentures are guaranteed by the Company. The guarantee by the Company is full and unconditional and joint and several. Currently, the Company’s non-guarantor subsidiaries consist principally of Bergdorf Goodman, Inc. through which NMG conducts the operations of its Bergdorf Goodman stores, NM Nevada Trust which holds legal title to certain real property and intangible assets used by NMG in conducting its operations and Neiman Marcus Funding Corporation through which the Company previously conducted its credit card operations prior to the Credit Card Sale. Previously, our non-guarantor subsidiaries also included Kate Spade LLC (prior to its sale in December 2006) and Gurwitch Products, L.L.C. (prior to its sale in July 2006), which are reflected in the tables below as discontinued operations.

                The following condensed consolidating financial information represents the financial information of Neiman Marcus, Inc. and its non-guarantor subsidiaries, prepared on the equity basis of accounting. The information is presented in accordance with the requirements of Rule 3-10 under the Securities and Exchange Commission's Regulation S-X. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the non-guarantor subsidiaries operated as independent entities.

	July 28, 2007 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$139,333	$1,874	$—	$141,207
Merchandise inventories	—	821,749	96,520	—	918,269
Other current assets	—	142,632	12,317	544	155,493
Total current assets	—	1,103,714	110,711	544	1,214,969
Property and equipment, net	—	901,072	142,639	—	1,043,711
Goodwill and intangibles, net	—	1,945,040	2,194,979	—	4,140,019
Other assets	—	102,108	192	—	102,300
Investments in subsidiaries	1,558,012	2,333,438	—	(3,891,450)	—
Total assets	$1,558,012	$6,385,372	$2,448,521	$(3,890,906)	$6,500,999
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$318,439	$42,316	$544	$361,299
Accrued liabilities	—	329,625	73,537	—	403,162
Other current liabilities	—	3,426	—	—	3,426
Total current liabilities	—	651,490	115,853	544	767,887
Long-term liabilities:
Long-term debt	—	2,945,906	—	—	2,945,906
Deferred income taxes	—	1,002,982	—	—	1,002,982
Other long-term liabilities	—	226,982	(770)	—	226,212
Total long-term liabilities	—	4,175,870	(770)	—	4,175,100
Total shareholders' equity	1,558,012	1,558,012	2,333,438	(3,891,450)	1,558,012
Total liabilities and shareholders' equity	$1,558,012	$6,385,372	$2,448,521	$(3,890,906)	$6,500,999

	July 29, 2006 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$222,308	$1,432	$—	$223,740
Merchandise inventories	—	711,443	84,259	(2,081)	793,621
Other current assets	—	89,359	11,975	544	101,878
Current assets of discontinued operations	—	—	16,617	—	16,617
Total current assets	—	1,023,110	114,283	(1,537)	1,135,856
Property and equipment, net	—	875,725	154,554	—	1,030,279
Goodwill and intangibles, net	—	2,007,770	2,215,987	—	4,223,757
Other assets	—	124,929	394	—	125,323
Investments in subsidiaries	1,427,667	2,429,916	—	(3,857,583)	—
Non-current assets of discontinued operations	—	—	92,746	—	92,746
Total assets	$1,427,667	$6,461,450	$2,577,964	$(3,859,120)	$6,607,961
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$263,800	$36,095	$544	$300,439
Accrued liabilities	—	310,551	67,417	—	377,968
Other current liabilities	—	3,887	—	—	3,887
Current liabilities of discontinued operations	—	—	16,764	—	16,764
Total current liabilities	—	578,238	120,276	544	699,058
Long-term liabilities:
Long-term debt	—	3,195,711	—	—	3,195,711
Deferred income taxes	—	1,048,925	—	—	1,048,925
Other long-term liabilities	—	210,909	6,602	—	217,511
Non-current liabilities of discontinued operations	—	—	12,775	—	12,775
Total long-term liabilities	—	4,455,545	19,377	—	4,474,922
Minority interest	—	—	—	6,314	6,314
Total shareholders' equity	1,427,667	1,427,667	2,438,311	(3,865,978)	1,427,667
Total liabilities and shareholders' equity	$1,427,667	$6,461,450	$2,577,964	$(3,859,120)	$6,607,961

	Fiscal year ended July 28, 2007 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,700,513	$689,563	$—	$4,390,076
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,316,301	437,513	—	2,753,814
Selling, general and administrative expenses (excluding depreciation)	—	880,136	135,004	—	1,015,140
Income from credit card program	—	(59,090)	(6,633)	—	(65,723)
Depreciation expense	—	116,984	19,484	—	136,468
Amortization of customer lists and favorable lease commitments	—	60,500	11,765	—	72,265
Other (income) expense, net	—	(9,816)	11,125	—	1,309
Operating earnings	—	395,498	81,305	—	476,803
Interest expense, net	—	259,801	4	—	259,805
Intercompany royalty charges (income)	—	276,095	(276,095)	—	—
Equity in earnings of subsidiaries	(111,932)	(334,625)	—	446,557	—
Earnings (loss) from continuing operations before income taxes	111,932	194,227	357,396	(446,557)	216,998
Income taxes	—	82,295	—	—	82,295
Earnings (loss) from continuing operations	111,932	111,932	357,396	(446,557)	134,703
Loss from discontinued operations, net of taxes	—	—	(21,282)	(1,489)	(22,771)
Net earnings (loss)	$111,932	$111,932	$336,114	$(448,046)	$111,932

	Forty-three weeks ended July 29, 2006 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,885,321	$512,417	$—	$3,397,738
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,885,917	333,521	—	2,219,438
Selling, general and administrative expenses (excluding depreciation)	—	704,720	97,635	—	802,355
Income from credit card program	—	(44,765)	(4,588)	—	(49,353)
Depreciation expense	—	89,545	17,405	—	106,950
Amortization of customer lists and favorable lease commitments	—	49,880	9,760	—	59,640
Operating earnings	—	200,024	58,684	—	258,708
Interest expense, net	—	217,665	—	—	217,665
Intercompany royalty charges (income)	—	201,879	(201,879)	—	—
Equity in earnings of subsidiaries	(12,455)	(246,570)	—	259,025	—
Earnings (loss) from continuing operations before income taxes	12,455	27,050	260,563	(259,025)	41,043
Income taxes	—	14,595	—	—	14,595
Earnings (loss) from continuing operations	12,455	12,455	260,563	(259,025)	26,448
(Loss) earnings from discontinued operations, net of taxes	—	—	(14,251)	258	(13,993)
Net earnings (loss)	$12,455	$12,455	$246,312	$(258,767)	$12,455

	Nine weeks ended October 1, 2005 (Predecessor)
(in thousands)	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$530,667	$101,705	$—	$632,372
Cost of goods sold including buying and occupancy costs (excluding depreciation)	312,454	59,088	—	371,542
Selling, general and administrative expenses (excluding depreciation)	135,279	20,353	—	155,632
Income from credit card program	(6,994)	(824)	—	(7,818)
Depreciation expense	16,118	3,091	—	19,209
Transaction and other costs	23,544	—	—	23,544
Operating earnings	50,266	19,997	—	70,263
Interest income, net	(910)	—	—	(910)
Intercompany royalty charges (income)	46,240	(46,240)	—	—
Equity in earnings of subsidiaries	(65,444)	—	65,444	—
Earnings (loss) from continuing operations before income taxes	70,380	66,237	(65,444)	71,173
Income taxes	26,226	—	—	26,226
Earnings (loss) from continuing operations	44,154	66,237	(65,444)	44,947
(Loss) earnings from discontinued operations, net of taxes	—	(1,346)	553	(793)
Net earnings (loss)	$44,154	$64,891	$(64,891)	$44,154

	Fiscal year ended July 30, 2005 (Predecessor)
(in thousands)	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$3,175,675	$519,399	$—	$3,695,074
Cost of goods sold including buying and occupancy costs (excluding depreciation)	2,009,096	340,111	—	2,349,207
Selling, general and administrative expenses (excluding depreciation)	796,060	111,246	—	907,306
Income from credit card program	—	(71,644)	—	(71,644)
Depreciation expense	84,832	18,757	—	103,589
Loss on disposition of Chef's Catalog	7,048	8,300	—	15,348
Gain on credit card sale	—	(6,170)	—	(6,170)
Operating earnings	278,639	118,799	—	397,438
Interest expense, net	7,019	5,242	—	12,261
Intercompany royalty charges (income)	195,572	(195,572)	—	—
Equity in earnings of subsidiaries	(314,149)	—	314,149	—
Earnings (loss) from continuing operations before income taxes	390,197	309,129	(314,149)	385,177
Income taxes	141,373	—	—	141,373
Earnings (loss) from continuing operations	248,824	309,129	(314,149)	243,804
Earnings (loss) from discontinued operations, net of taxes	—	8,857	(3,837)	5,020
Net earnings (loss)	$248,824	$317,986	$(317,986)	$248,824

	Fiscal year ended July 28, 2007 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$111,932	$111,932	$336,114	$(448,046)	$111,932
Loss from discontinued operations	—	—	21,282	1,489	22,771
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	—	116,984	19,484	—	136,468
Amortization of debt issue costs	—	14,141	—	—	14,141
Amortization of customer lists and favorable lease commitments	—	60,500	11,765	—	72,265
Stock-based compensation charges	—	5,859	—	—	5,859
Deferred income taxes	—	(60,522)	—	—	(60,522)
Impairment of Horchow tradename	—	—	11,473	—	11,473
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	21,842	(7,170)	—	14,672
Intercompany royalty income payable (receivable)	—	276,095	(276,095)	—	—
Equity in earnings of subsidiaries	(111,932)	(334,625)	—	446,557	—
Changes in operating assets and liabilities, net	—	37,744	(96,976)	—	(59,232)
Net cash provided by continuing operating activities	—	249,950	19,877	—	269,827
Net cash used for discontinued operations	—	—	(10,918)	—	(10,918)
Net cash provided by operating activities	—	249,950	8,959	—	258,909
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(139,775)	(8,102)	—	(147,877)
Payment to minority interest holder in Kate Spade	—	(59,400)	—	—	(59,400)
Net proceeds from sale of Kate Spade	—	121,469	—	—	121,469
Net cash used for continuing investing activities	—	(77,706)	(8,102)	—	(85,808)
Net cash used for discontinued operations	—	—	(128)	—	(128)
Net cash used for investing activities	—	(77,706)	(8,230)	—	(85,936)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(254,918)	—	—	(254,918)
Debt issuance costs paid	—	(1,449)	—	—	(1,449)
Proceeds from purchase of common stock	—	1,148	—	—	1,148
Net cash used for continuing financing activities	—	(255,219)	—	—	(255,219)
Net cash used for discontinued operations	—	—	(1,675)	—	(1,675)
Net cash used for financing activities	—	(255,219)	(1,675)	—	(256,894)
CASH AND CASH EQUIVALENTS
Decrease during the period	—	(82,975)	(946)	—	(83,921)
Beginning balance	—	222,308	2,820	—	225,128
Ending balance	$—	$139,333	$1,874	$—	$141,207

	Forty-three weeks ended July 29, 2006 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$12,455	$12,455	$246,312	$(258,767)	$12,455
Loss (earnings) from discontinued operations	—	—	14,251	(258)	13,993
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	—	89,545	17,405	—	106,950
Amortization of debt issue costs	—	11,728	—	—	11,728
Amortization of customer lists and favorable lease commitments	—	49,880	9,760	—	59,640
Non-cash charges related to step-up in carrying value of inventory	—	32,890	5,177	—	38,067
Stock-based compensation charges	—	3,951	—	—	3,951
Deferred income taxes	—	(65,620)	—	—	(65,620)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	14,745	334	—	15,079
Intercompany royalty income payable (receivable)	—	201,878	(201,878)	—	—
Equity in earnings of subsidiaries	(12,455)	(246,570)	—	259,025	—
Changes in operating assets and liabilities, net	—	253,825	(64,922)	—	188,903
Net cash provided by continuing operating activities	—	358,707	26,439	—	385,146
Net cash used for discontinued operations	—	—	(4,381)	—	(4,381)
Net cash provided by operating activities	—	358,707	22,058	—	380,765
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(126,546)	(11,666)	—	(138,212)
Acquisition of The Neiman Marcus Group, Inc.	—	(5,156,423)	—	—	(5,156,423)
Net proceeds from the Gurwitch Disposition	—	40,752	—	—	40,752
Intercompany (receivable) payable	(1,427,739)	—	—	1,427,739	—
Net cash (used for) provided by continuing investing activities	(1,427,739)	(5,242,217)	(11,666)	1,427,739	(5,253,883)
Net cash used for discontinued operations	—	—	(5,919)	—	(5,919)
Net cash (used for) provided by investing activities	(1,427,739)	(5,242,217)	(17,585)	1,427,739	(5,259,802)
CASH FLOWS—FINANCING ACTIVITIES
Proceeds from borrowings	—	3,325,000	—	—	3,325,000
Repayment of borrowings	—	(385,812)	—	—	(385,812)
Debt issuance costs paid	—	(102,854)	—	—	(102,854)
Cash equity contributions	1,427,739	1,427,739	—	(1,427,739)	1,427,739
Net cash provided by (used for) continuing financing activities	1,427,739	4,264,073	—	(1,427,739)	4,264,073
Net cash used for discontinued operations	—	—	(4,168)	—	(4,168)
Net cash provided by (used for) financing activities	1,427,739	4,264,073	(4,168)	(1,427,739)	4,259,905
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(619,437)	305	—	(619,132)
Beginning balance	—	841,745	2,515	—	844,260
Ending balance	—	222,308	2,820	—	225,128
Less cash of discontinued operations	—	—	1,388	—	1,388
Ending balance	$—	$222,308	$1,432	$—	$223,740

	Nine weeks ended October 1, 2005 (Predecessor)
(in thousands)	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$44,154	$64,891	$(64,891)	$44,154
Loss (earnings) from discontinued operations	—	1,346	(553)	793
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	16,118	3,091	—	19,209
Amortization of debt issue costs	96	—	—	96
Stock-based compensation charges	19,968	—	—	19,968
Deferred income taxes	(7,318)	—	—	(7,318)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	(4,971)	747	—	(4,224)
Intercompany royalty income payable (receivable)	46,240	(46,240)	—	—
Equity in earnings of subsidiaries	(65,444)	—	65,444	—
Changes in operating assets and liabilities, net	505,357	(554,502)	—	(49,145)
Net cash provided by (used for) continuing operating activities	554,200	(530,667)	—	23,533
Net cash used for discontinued operations	—	(4,098)	—	(4,098)
Net cash provided by (used for) operating activities	554,200	(534,765)	—	19,435
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	(22,455)	(3,120)	—	(25,575)
Net cash used for continuing investing activities	(22,455)	(3,120)	—	(25,575)
Net cash used for discontinued operations	—	(736)	—	(736)
Net cash used for investing activities	(22,455)	(3,856)	—	(26,311)
CASH FLOWS—FINANCING ACTIVITIES
Cash dividends paid	(7,346)	—	—	(7,346)
Net cash used for continuing financing activities	(7,346)	—	—	(7,346)
Net cash provided by discontinued operations	—	5,000	—	5,000
Net cash (used for) provided by financing activities	(7,346)	5,000	—	(2,346)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	524,399	(533,621)	—	(9,222)
Beginning balance	317,346	536,136	—	853,482
Ending balance	841,745	2,515	—	844,260
Less cash of discontinued operations	—	1,056	—	1,056
Ending balance	$841,745	$1,459	$—	$843,204

	Fiscal year ended July 30, 2005 (Predecessor)
(in thousands)	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$248,824	$317,986	$(317,986)	$248,824
(Earnings) loss from discontinued operations	—	(8,857)	3,837	(5,020)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	84,832	18,757	—	103,589
Deferred income taxes	(15,925)	—	—	(15,925)
Loss on disposition of Chef's catalog	7,048	8,300	—	15,348
Gain on Credit Card Sale	—	(6,170)	—	(6,170)
Net cash received from Credit Card Sale	—	533,656	—	533,656
Other, primarily costs related to defined benefit pension and other long-term benefit plans	40,783	2,116	—	42,899
Intercompany royalty income payable (receivable)	195,572	(195,572)	—	—
Equity in earnings of subsidiaries	(314,149)	—	314,149	—
Changes in operating assets and liabilities, net	(119,816)	34,513	—	(85,303)
Net cash provided by continuing operating activities	127,169	704,729	—	831,898
Net cash provided by discontinued operations	—	13,502	—	13,502
Net cash provided by operating activities	127,169	718,231	—	845,400
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	(172,806)	(17,449)	—	(190,255)
Net increase in cash restricted for repayment of borrowings under Credit Card Facility	—	(40,713)	—	(40,713)
Proceeds from the sale of Chef's Catalog	14,419	—	—	14,419
Net cash used for continuing investing activities	(158,387)	(58,162)	—	(216,549)
Net cash used for discontinued operations	—	(12,280)	—	(12,280)
Net cash used for investing activities	(158,387)	(70,442)	—	(228,829)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings on lines of credit	(113)	—	—	(113)
Repayment of borrowings under Credit Card Facility	—	(112,500)	—	(112,500)
Acquisitions of treasury stock	(3,088)	—	—	(3,088)
Proceeds from stock-based compensation awards	16,100	—	—	16,100
Cash dividends paid	(27,398)	—	—	(27,398)
Net cash used for continuing financing activities	(14,499)	(112,500)	—	(126,999)
Net cash used for discontinued operations	—	(4,457)	—	(4,457)
Net cash used for financing activities	(14,499)	(116,957)	—	(131,456)
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	(45,717)	530,832	—	485,115
Beginning balance	363,063	5,304	—	368,367
Ending balance	317,346	536,136	—	853,482
Less cash of discontinued operations	—	889	—	889
Ending balance	$317,346	$535,247	$—	$852,593

NOTE 20.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Fiscal year 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
		(Successor)
Revenues	$1,039.2	$1,295.8	$1,073.4	$981.7	$4,390.1
Gross profit (1)	$432.4	$445.6	$445.5	$312.8	$1,636.3
Earnings from continuing operations (2)	$51.4	$38.2	$60.9	$(15.9)	$134.7
(Loss) earnings from discontinued operations, net of tax	$(24.2)	$2.8	$(1.4)	$0.0	$(22.8)
Net earnings	$27.2	$41.0	$59.5	$(15.9)	$111.9

	Fiscal year 2006
	Nine weeks ended October 1, 2005		Four weeks ended October 29, 2005	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Predecessor)			(Successor)
Revenues	$632.4		$313.8	$1,194.5	$992.3	$897.1	$4,030.1
Gross profit (1)	$260.8		$122.3	$372.3	$403.0	$280.7	$1,439.1
Earnings from continuing operations	$45.0		$10.6	$2.0	$41.0	$(27.2)	$71.4
(Loss) earnings from discontinued operations, net of tax	$(0.8)		$0.2	$1.0	$(0.4)	$(14.8)	$(14.8)
Net earnings	$44.2	(3)	$10.8	$3.0	$40.6	$(42.0)	$56.6

(1)      Gross profit includes revenues less cost of goods sold including buying and occupancy costs (excluding depreciation).

(2)      For fiscal year 2007, earnings from continuing operations includes 1) $11.5 million pretax impairment charge related to the writedown to fair value in the net carrying value of the Horchow tradename recorded in the fourth quarter, offset by 2) $4.2 million of other income we received in connection with the merger of Wedding Channel.com, in which we held a minority interest, and The Knot recorded in the first quarter and 3) $6.0M of other income related to aged, non-escheatable gift cards recorded in the fourth quarter.

(3)      For the nine weeks ended October 1, 2005, net earnings includes $23.5 million of pretax transaction and other costs incurred in connection with the Transactions. These costs consist primarily of $4.5 million of accounting, investment banking, legal and other costs associated with the Transactions and a $19.0 million non-cash charge for stock compensation resulting from the accelerated vesting of Predecessor stock options and restricted stock in connection with the Acquisition.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEIMAN MARCUS, INC.

By:	/S/ NELSON A. BANGS
Nelson A. Bangs Senior Vice President and General Counsel

Dated: September 26, 2007

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Signature	Title	Date

/s/ BURTON M. TANSKY Burton M. Tansky	President and Chief Executive Officer, Director	September 26, 2007

/s/ JAMES E. SKINNER James E. Skinner	Senior Vice President and Chief Financial Officer (principal financial officer)	September 26, 2007

/s/ T. DALE STAPLETON T. Dale Stapleton	Vice President and Controller (principal accounting officer)	September 26, 2007

/s/ DAVID A. BARR David A. Barr	Director	September 26, 2007

/s/ JONATHAN COSLET Jonathan Coslet	Director	September 26, 2007

/s/ JAMES G. COULTER James G. Coulter	Director	September 26, 2007

/s/ JOHN G. DANHAKL John G. Danhakl	Director	September 26, 2007

/s/ SIDNEY LAPIDUS Sidney Lapidus	Director	September 26, 2007

/s/ KEWSONG LEE Kewsong Lee	Director	September 26, 2007

/s/ CARRIE WHEELER Carrie Wheeler	Director	September 26, 2007

SCHEDULE II

Neiman Marcus, Inc.

Valuation and Qualifying Accounts and Reserves

(in thousands)

Three years ended July 28, 2007

Column A	Column B	Column C			Column D		Column E

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year ended July 28, 2007 (Successor)(B)
Reserve for estimated sales returns	$43,742	$606,263	$—		$(601,186	)(A)	$48,819

Forty-three weeks ended July 29, 2006 (Successor) (B)
Reserve for estimated sales returns	$45,180	$445,398	$—		$(446,836	)(A)	$43,742

Nine weeks ended October 1, 2005 (Predecessor) (B)
Reserve for estimated sales returns	$35,170	$90,653	$—		$(80,643	)(A)	$45,180

Year ended July 30, 2005 (Predecessor)(B)
Allowance for doubtful accounts (deducted from accounts receivable)	$9,668	$14,656	$(11,116	)(C)	$(13,208	)(D)	$—
Reserve for estimated sales returns	$31,629	$462,095	$—		$(458,554	)(A)	$35,170

(A)                              Gross margin on actual sales returns, net of commissions.

(B)                                All periods presented have been adjusted to exclude the operations of Gurwitch Products, L.L.C. and Kate Spade LLC.

(C)                                Reserve eliminated in connection with the sale of our proprietary credit card receivables.

(D)                               Write-off of uncollectible accounts net of recoveries and other miscellaneous deductions.