Form 10-Q
period 2007-10-27
Neiman Marcus, Inc.
filed 2007-12-05
CIK 1358651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 27, 2007

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

There were 1,012,919 shares of the registrant’s common stock, par value $.01 per share, outstanding at October 27, 2007.

NEIMAN MARCUS, INC.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except shares)	October 27, 2007	July 28, 2007	October 28, 2006

ASSETS
Current assets:
Cash and cash equivalents	$80,556	$141,207	$159,430
Merchandise inventories	1,085,511	918,269	971,302
Deferred income taxes	39,728	39,728	33,232
Other current assets	125,382	115,765	114,988
Current assets of discontinued operations	—	—	16,354
Total current assets	1,331,177	1,214,969	1,295,306

Property and equipment, net	1,057,994	1,043,711	1,038,138
Goodwill and intangible assets, net	4,131,294	4,140,019	4,205,723
Debt issuance costs	81,290	84,844	94,797
Other assets	9,960	17,456	14,994
Non-current assets of discontinued operations	—	—	79,297
Total assets	$6,611,715	$6,500,999	$6,728,255

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$350,365	$361,299	$346,297
Accrued liabilities	442,642	403,162	431,295
Other current liabilities	3,470	3,426	4,179
Current liabilities of discontinued operations	—	—	28,565
Total current liabilities	796,477	767,887	810,336

Long-term liabilities:
Long-term debt	2,945,955	2,945,906	3,195,760
Deferred income taxes	982,492	1,002,982	1,031,959
Deferred real estate credits, net	67,179	54,068	29,326
Other long-term liabilities	193,895	172,144	192,939
Non-current liabilities of discontinued operations	—	—	12,735
Total long-term liabilities	4,189,521	4,175,100	4,462,719

Minority interest in discontinued operations	—	—	5,993

Common stock (par value $0.01 per share, 1,012,919 shares issued at October 27, 2007, 1,012,919 shares issued at July 28, 2007 and 1,012,264 shares issued at October 28, 2006)	10	10	10
Additional paid-in capital	1,413,889	1,412,386	1,406,741
Accumulated other comprehensive income	8,673	21,229	2,772
Retained earnings	203,145	124,387	39,684
Total shareholders’ equity	1,625,717	1,558,012	1,449,207
Total liabilities and shareholders’ equity	$6,611,715	$6,500,999	$6,728,255

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

(in thousands)	Thirteen weeks ended October 27, 2007	Thirteen weeks ended October 28, 2006

Revenues	$1,132,243	$1,039,211
Cost of goods sold including buying and occupancy costs (excluding depreciation)	667,137	606,778
Selling, general and administrative expenses (excluding depreciation)	271,975	247,530
Income from credit card program	(17,294)	(16,371)
Depreciation expense	35,135	33,175
Amortization of customer lists	13,611	13,564
Amortization of favorable lease commitments	4,385	4,470
Other income	(32,450)	(4,210)

Operating earnings	189,744	154,275

Interest expense, net	61,223	68,818

Earnings from continuing operations before income taxes	128,521	85,457

Income taxes	49,763	34,002

Earnings from continuing operations	78,758	51,455

Loss from discontinued operations, net of taxes	—	(24,226)

Net earnings	$78,758	$27,229

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)	Thirteen weeks ended October 27, 2007	Thirteen weeks ended October 28, 2006

CASH FLOWS - OPERATING ACTIVITIES
Net earnings	$78,758	$27,229
Loss from discontinued operations	—	24,226
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation expense	35,135	33,175
Amortization of debt issue costs	3,554	3,498
Amortization of customer lists and favorable lease commitments	17,996	18,034
Gain on curtailment of defined benefit retirement obligations	(32,450)	—
Deferred income taxes	(9,180)	(13,801)
Other, primarily costs related to defined benefit pension plans	8,171	7,133
	101,984	99,494
Changes in operating assets and liabilities:
Increase in merchandise inventories	(167,242)	(178,076)
Increase in other current assets	(9,617)	(19,581)
Increase in other assets	(1,637)	(929)
Increase in accounts payable and accrued liabilities	48,624	75,340
Increase in deferred real estate credits	14,064	2,428
Net cash used for operating activities – continuing operations	(13,824)	(21,324)
Net cash provided by operating activities – discontinued operations	—	1,059
Net cash used for operating activities	(13,824)	(20,265)
CASH FLOWS – INVESTING ACTIVITIES
Capital expenditures	(46,038)	(41,419)
Purchases of short-term investments	(10,000)	—
Sales of short-term investments	10,000	—
Net cash used for investing activities – continuing operations	(46,038)	(41,419)
Net cash used for investing activities – discontinued operations	—	(136)
Net cash used for investing activities	(46,038)	(41,555)
CASH FLOWS – FINANCING ACTIVITIES
Repayment of borrowings	(789)	(809)
Debt issuance costs paid	—	(758)
Net cash used for financing activities – continuing operations	(789)	(1,567)
Net cash used for financing activities – discontinued operations	—	(925)
Net cash used for financing activities	(789)	(2,492)
CASH AND CASH EQUIVALENTS
Decrease during the period	(60,651)	(64,312)
Beginning balance	141,207	224,763
Ending balance	80,556	160,451
Less cash and cash equivalents of discontinued operations	—	1,021
Ending balance - continuing operations	$80,556	$159,430

Supplemental Schedule of Cash Flow Information

Cash paid during the period for:
Interest	$70,185	$78,308
Income taxes	$7,994	$11,024
Noncash activities:
Additions to property and equipment	$—	$822

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.              Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 28, 2007.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the applicable interim periods.

The specialty retail industry is seasonal in nature, with a higher level of sales typically generated in the fall and holiday selling seasons. Due to seasonal and other factors, the results of operations for the first quarter of fiscal year 2008 are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

Neiman Marcus, Inc. (the Company) is a wholly-owned subsidiary of and is controlled by Newton Holding, LLC (Holding). Holding is controlled by investment funds affiliated with TPG Capital and Warburg Pincus (collectively, the Sponsors). The Company was formed by Holding for the purpose of acquiring The Neiman Marcus Group, Inc. (NMG), which acquisition was completed on October 6, 2005 (the Acquisition). Prior to the Acquisition, the Company had no independent assets or operations. After the Acquisition, the Company represents the successor to NMG since the Company’s sole asset is its investment in NMG and its operations consist solely of the operating activities of NMG as well as costs incurred by the Company related to its investment in NMG.

Our fiscal year ends on the Saturday closest to July 31. All references to the first quarter of fiscal year 2008 relate to the thirteen weeks ended October 27, 2007. All references to the first quarter of fiscal year 2007 relate to the thirteen weeks ended October 28, 2006.

A detailed description of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended July 28, 2007.

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

•                  Recognition of income taxes; and

•                  Measurement of accruals for general liability, workers’ compensation and health insurance claims and pension and postretirement health care benefits.

Recent Accounting Pronouncements. In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance for using fair value to measure certain assets and liabilities. SFAS 157 will apply whenever another standard requires or permits assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, or our fiscal year ending August 1, 2009. We have not yet evaluated the impact, if any, of adopting SFAS 157 on our consolidated financial statements.

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

2.              Discontinued Operations

In February 1999, NMG acquired a 56% controlling interest in Kate Spade LLC, a designer and marketer of high-end accessories. In April 2005, the minority investor in Kate Spade LLC exercised the put option with respect to the sale of the full amount of its 44% stake in such company to NMG. In October 2006, we entered into an agreement to settle the put option whereby we purchased the interest held by the minority investor for approximately $59.4 million.

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

The Company’s unaudited condensed consolidated financial statements, accompanying notes and other information provided in this Quarterly Report on Form 10-Q reflect Kate Spade LLC as discontinued operations for all periods presented.

Summarized financial information with respect to the results of operations of Kate Spade LLC is as follows:

(in thousands)	Thirteen weeks ended October 28, 2006

Revenues	$18,908

Earnings from discontinued operations before income taxes	$1,150
Income taxes	679
Net earnings from discontinued operations	471

Loss on disposition before income taxes	(15,476)
Income taxes	(9,221)
Net loss on disposition	(24,697)

Loss from discontinued operations, net of taxes	$(24,226)

In the first quarter of fiscal year 2007, we impaired the intangible assets of Kate Spade LLC by $12.5 million in order to state the net assets of Kate Spade LLC at their estimated net realizable value to NMG.

3.              Goodwill and Intangible Assets, Net

(in thousands)	October 27, 2007	July 28, 2007	October 28, 2006

Goodwill	$1,614,273	$1,605,140	$1,605,140
Tradenames	1,610,315	1,610,315	1,621,788
Customer lists, net	463,772	477,245	518,068
Favorable lease commitments, net	442,934	447,319	460,727
Goodwill and intangible assets, net	$4,131,294	$4,140,019	$4,205,723

In the first quarter of fiscal year 2008, the cumulative effect of adopting FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) resulted in a net increase to our accruals for uncertain tax positions of $9.1 million for the derecognition of certain tax benefits. This increase to our accruals was offset by a corresponding increase to goodwill as these uncertainties existed at the time of the Acquisition.

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

Customer lists are amortized using the straight-line method over their estimated useful lives, ranging from 5 to 24 years (weighted average life of 13 years). Favorable lease commitments are amortized straight-line over the remaining lives of the leases, ranging from 6 to 49 years (weighted average life of 33 years). Total estimated amortization of all acquisition-related intangible assets is currently estimated as follows (in thousands):

2008	$72,278
2009	72,278
2010	72,278
2011	61,567
2012	48,922
2013	46,745

4.              Long-term Debt

The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	October 27, 2007	July 28, 2007	October 28, 2006

Senior Secured Term Loan Facility	variable	$1,625,000	$1,625,000	$1,875,000
2028 Debentures	7.125%	120,955	120,906	120,760
Senior Notes	9.0%/9.75%	700,000	700,000	700,000
Senior Subordinated Notes	10.375%	500,000	500,000	500,000
Long-term debt		$2,945,955	$2,945,906	$3,195,760

Senior Secured Asset-Based Revolving Credit Facility. On October 6, 2005, NMG entered into a credit agreement and related security and other agreements for a senior secured Asset-Based Revolving Credit Facility with Deutsche Bank Trust Company Americas as administrative agent and collateral agent. The Asset-Based Revolving Credit Facility provides financing of up to $600.0 million, subject to a borrowing base equal to at any time the lesser of 80% of eligible inventory (valued at the lower of cost or market value) and 85% of net orderly liquidation value of the eligible inventory, less certain reserves. The Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice.

As of October 27, 2007, NMG had $575.7 million of unused borrowing availability under the Asset-Based Revolving Credit Facility based on a borrowing base of over $600.0 million and after giving effect to $24.3 million used for letters of credit. The Asset-Based Revolving Credit Facility provides that NMG has the right at any time to request up to $200.0 million of additional commitments, but the lenders are under no obligation to provide any such additional commitments, and any increase in commitments will be subject to customary conditions precedent. If NMG were to request any such additional commitments and the existing lenders or new lenders were to agree to provide such commitments, the Asset-Based Revolving Credit Facility size could be increased to up to $800.0 million, but NMG’s ability to borrow would still be limited by the amount of the borrowing base.

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

All obligations under the Asset-Based Revolving Credit Facility are guaranteed by the Company and certain of NMG’s existing and future domestic subsidiaries. As of October 27, 2007, the liabilities of NMG’s non-guarantor subsidiaries totaled approximately $4.4 million, or 0.1% of consolidated liabilities, and the assets of NMG’s non-guarantor subsidiaries aggregated approximately $6.6 million, or 0.1% of consolidated total assets. All obligations under NMG’s Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of the Company, NMG and the subsidiaries that have guaranteed the Asset-Based Revolving Credit Facility (subsidiary guarantors), including:

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

Senior Secured Term Loan Facility. On October 6, 2005, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility with Credit Suisse as administrative agent and collateral agent. The full amount of the Senior Secured Term Loan Facility was borrowed on October 6, 2005. NMG voluntarily repaid $100.0 million principal amount of the loans under the Senior Secured Term Loan Facility in fiscal year 2006 and $250 million in fiscal year 2007.

At October 27, 2007, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. At October 27, 2007, the applicable margin with respect to base rate borrowings was 0.75% and the applicable margin with respect to LIBOR borrowings was 1.75%. The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 7.45% at October 27, 2007.

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

2028 Debentures. In May 1998, NMG issued $125.0 million aggregate principal amount of its 7.125% 2028 Debentures. NMG equally and ratably secures the 2028 Debentures by a first lien security interest on certain collateral subject to liens granted under NMG’s Senior Secured Credit Facilities constituting (a) (i) 100% of the capital stock of certain of NMG’s existing and future domestic subsidiaries, and (ii) 100% of the non-voting stock and 65% of the voting stock of certain of NMG’s existing and future foreign subsidiaries and (b) certain of NMG’s principal properties that include approximately half of NMG’s full-line stores, in each case, to the extent required by the terms of the indenture governing the 2028 Debentures. The 2028 Debentures contain covenants that restrict NMG’s ability to create liens and enter into sale and lease back transactions. The collateral securing the 2028 Debentures will be released upon the release of liens on such collateral under NMG’s Senior Secured Credit Facilities and any other debt (other than the 2028 Debentures) secured by such collateral. Capital stock and other securities of a subsidiary of NMG that are owned by NMG or any subsidiary will not constitute collateral under the 2028 Debentures to the extent such property does not constitute collateral under NMG’s Senior Secured Credit Facilities as described above. The 2028 Debentures are guaranteed on an unsecured, senior basis by the Company.

The fair value of 2028 Debentures at October 27, 2007 was approximately $131.3 million.

Senior Notes. In connection with the Acquisition, NMG incurred $700.0 million aggregate original principal amount of 9.0% / 9.75% Senior Notes under a senior indenture (Senior Indenture) with Wells Fargo Bank, National Association, as trustee. The Senior Notes mature on October 15, 2015.

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

The fair value of NMG’s Senior Notes at October 27, 2007 was approximately $745.5 million.

Senior Subordinated Notes. In connection with the Acquisition, NMG incurred $500.0 million aggregate principal amount of 10.375% Senior Subordinated Notes under a senior subordinated indenture (Senior Subordinated Indenture) with Wells Fargo Bank, National Association, as trustee. The Senior Subordinated Notes mature on October 15, 2015. Interest on the Senior Subordinated Notes is payable in cash semi-annually in arrears on each April 15 and October 15, commencing April 15, 2006.

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

The fair value of NMG’s Senior Subordinated Notes at October 27, 2007 was approximately $545.0 million.

Maturities of Long-Term Debt. At October 27, 2007, annual maturities of long-term debt during the next five fiscal years and thereafter are as follows (in millions):

2009	$—
2010	—
2011	—
2012	—
2013	—
Thereafter	2,946.0

The above table does not reflect future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

Interest Rate Swaps. The Company uses derivative financial instruments to help manage its interest rate risk. Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit its exposure to interest rate increases related to a portion of its floating rate indebtedness. The interest rate swap agreements terminate after five years. At October 27, 2007, the fair value of NMG’s interest rate swap agreements was a loss of approximately $10.6 million, which amount is included in other long-term liabilities.

As of the effective date, NMG designated the interest rate swaps as cash flow hedges. As a result, changes in the fair value of NMG’s swaps are recorded as a component of other comprehensive income. At October 27, 2007, we have $7.5 million of unrecognized losses, net of tax, on our interest rate swap agreements included in other comprehensive income.

As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.489% to 6.733% per quarter through 2010 and result in an average fixed rate of 6.584%.

Interest expense. The significant components of interest expense are as follows:

(in thousands)	Thirteen weeks ended October 27, 2007	Thirteen weeks ended October 28, 2006

Senior Secured Term Loan Facility	$27,976	$35,703
2028 Debentures	2,185	2,226
Senior Notes	15,453	15,750
Senior Subordinated Notes	12,724	12,968
Amortization of debt issue costs	3,554	3,498
Other	832	1,040
Total interest expense	62,724	71,185
Less:
Interest income	855	1,642
Capitalized interest	646	725
Interest expense, net	$61,223	$68,818

5.              Employee Benefit Plans

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

Plan Redesign. On September 7, 2007, our Board of Directors approved certain changes to our long-term benefits program. Effective January 1, 2008, we will offer a new, enhanced retirement savings plan (RSP) subject to participants’ elections to participate (as more fully described below). For associates participating in the RSP:

•                  Participants’ balances in our current 401(k) Plan will be automatically transferred to the RSP.

•                  Our matching contributions to the RSP will increase to a potential maximum 75% of the employee contribution (up to a 6% deferral) from the potential maximum 50% to the current 401(k) Plan (subject to IRS limit of $15,500 in 2008 for employee contributions).

•                  Our matching contributions will vest to employees in two years as compared to the three year vesting under the current 401(k) Plan.

•                  All current employees, who do not participate in the current 401(k) Plan, and future employees will be automatically enrolled in the RSP at a salary deferral rate of 3% once eligibly requirements have been met.

Effective January 1, 2008, we will also offer a new defined contribution supplemental executive retirement plan.

Concurrent with the implementation of the RSP and the new supplemental executive retirement plan, we will freeze benefits offered under our Pension Plan and SERP Plan for most employees. An employee with a minimum of ten years of service and whose age plus years of service equals at least 65 (“Rule of 65”) as of December 31, 2007 will be allowed either 1) to continue participation in our current 401(k) Plan and Pension Plan (and SERP Plan, if eligible) or 2) to freeze the benefit earned under the Pension Plan (and SERP Plan, if eligible) and participate in the RSP. No employee who has met vesting requirements will forfeit benefits earned prior to January 1, 2008.

In connection with the redesign of our long-term benefit program, we recorded a one-time pension curtailment gain of $32.5 million (recorded as other income in our condensed consolidated statements of earnings) in the first quarter of fiscal year 2008 to reflect the impact of freezing benefits to be provided under the Pension and SERP Plans as of December 31, 2007.

Costs of Benefits. The components of the expenses incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

(in thousands)	Thirteen weeks ended October 27, 2007	Thirteen weeks ended October 28, 2006
Pension Plan:
Service cost	$4,394	$3,922
Interest cost	5,842	5,863
Expected return on plan assets	(6,160)	(5,876)
Net amortization of gains	(188)	—
Pension Plan expense	$3,888	$3,909

Curtailment gain	$26,113	$—

SERP Plan:
Service cost	$468	$469
Interest cost	1,270	1,232
SERP Plan expense	$1,738	$1,701

Curtailment gain	$6,337	$—

Postretirement Plan:
Service cost	$31	$14
Interest cost	339	227
Net amortization of losses	137	—
Postretirement Plan expense	$507	$241

Benefit Obligations. Obligations for our employee benefit plans, included in other long-term liabilities, are as follows:

(in thousands)	October 27, 2007	July 28, 2007	October 28, 2006

Pension Plan	$37,100	$55,603	$82,728
SERP Plan	79,965	86,146	81,693
Postretirement Plan	22,435	22,091	15,068
	139,500	163,840	179,489
Less: current portion	(4,019)	(4,019)	—
Long-term portion of benefit obligations	$135,481	$159,821	$179,489

We adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans” (SFAS 158), in the fourth quarter of fiscal year 2007. In connection with the adoption of SFAS 158, we adjusted the carrying values of our previously recorded obligations to equal their unfunded status at July 28, 2007. These aggregate adjustments resulted in a net decrease in the carrying values of our obligations by approximately $28.7 million, which amount was recorded (net of taxes of $11.3 million) as an increase in accumulated other comprehensive income in our statement of shareholders’ equity for fiscal year 2007.

In the first quarter of fiscal year 2008, we reduced our recorded liability for projected benefit obligations payable by the Pension Plan by $26.1 million and by the SERP Plan by $6.4 million to reflect the impact of freezing benefits to be provided under these plans as of December 31, 2007.

Funding Policy and Plan Assets. Our policy is to fund the Pension Plan at or above the minimum required by law. Based upon currently available information, we will not be required to make contributions to the Pension Plan during fiscal year 2008. In fiscal year 2007, we made no contributions to our Pension Plan.

6.              Income Taxes

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) in the first quarter of fiscal year 2008. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The cumulative effect of adopting FIN 48 resulted in a net increase to our accruals for uncertain tax positions of $9.1 million for the derecognition of certain tax benefits. This increase to our accruals was offset by a corresponding increase to goodwill as these uncertainties existed at the time of the Acquisition. At adoption, the gross amount of unrecognized tax benefits was $26.7 million, of which $3.5 million of unrecognized tax benefits would impact our effective tax rate, if recognized. We classify interest and penalties as a component of income tax expense and our liability for accrued interest and penalties was $8.5 million upon adoption of FIN48.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. We closed the Internal Revenue Service (IRS) examinations of federal tax returns for fiscal years 2004 and 2003 during the first quarter of fiscal year 2007 and paid the related tax liability during the second quarter of fiscal year 2007. The IRS is now examining our federal tax returns for fiscal years 2005 and 2006. We believe our recorded tax liabilities as of October 27, 2007 are sufficient to cover any potential assessments to be made by the IRS upon the completion of their examinations. We will continue to monitor the progress of the IRS examinations and review our recorded tax liabilities for potential audit assessments. With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2003. Based upon the current status of in-progress examinations of our federal and state tax returns and other factors, we do not anticipate significant increases or decreases in the amounts of our unrecognized tax benefits within the next 12 months. However, adjustments to increase or decrease the recorded tax liabilities may be required in the future as additional facts become known.

7.              Stock-Based Compensation

The Company has approved equity-based management arrangements which authorize equity awards to be granted to certain management employees for up to 87,992.0 shares of the common stock of the Company. Options generally vest over four to five years and expire 10 years from the date of grant.

A summary of the status of our stock option plan as of October 27, 2007, July 28, 2007 and October 28, 2006 and changes during the periods ended on these dates is as follows:

	October 27, 2007		July 28, 2007		October 28, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	83,634.3	$1,430	81,716.3	$1,416	81,716.3	$1,416
Granted	—	—	2,496.0	1,942	—	—
Exercised	—	—	(578.0)	1,590	—	—
Outstanding at end of period	83,634.3	$1,430	83,634.3	$1,430	81,716.3	$1,416
Options exercisable at end of period	37,208.1	$1,290	29,764.1	$1,233	21,629.5	$1,085

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

All grants of stock options have an exercise price equal to the fair market value of our common stock on the date of grant. Because we are privately held and there is no public market for our common stock, the fair market value of our common stock is determined by our Compensation Committee at the time option grants are awarded. In determining the fair value of our common stock, the Compensation Committee considers such factors as the Company’s actual and projected financial results, the principal amount of the Company’s indebtedness, valuations of the Company performed by third parties and other factors it believes are material to the valuation process.

We use the Black-Scholes option-pricing model to determine the fair value of our options as of the date of grant in accordance with the provisions of SFAS 123(R). As of October 27, 2007, we have not granted any stock options for fiscal year 2008. A summary of the fiscal year 2007 and fiscal year 2006 grants and fair value assumptions is as follows:

	Fiscal Year 2007 Grants		Fiscal Year 2006 Grants
	Fair Value Options	Accreting Exercise Price Options	Fair Value Options	Accreting Exercise Price Options
Options outstanding at October 27, 2007	1,248.0	1,248.0	43,594.6	37,543.7
Exercise Price at October 27, 2007	$1,942	$1,942	$1,445	$1,749
Term	5	5	5	5
Volatility	29.96%	29.96%	29.72%	29.72%
Risk-Free Rate	4.53%	4.53%	4.23%	4.23%
Dividend Yield	—	—	—	—
Fair Value	$676	$341	$494	$247

Expected volatility is based on a combination of NMG’s historical volatility adjusted for our new leverage and estimates of implied volatility of our peer group.

We recognized non-cash stock compensation expense of $1.5 million for the thirteen weeks ended October 27, 2007 and $1.4 million for the thirteen weeks ended October 28, 2006, which is included in selling, general and administrative expenses. At October 27, 2007, unearned non-cash stock-based compensation that we expect to recognize as expense over the next 5 years aggregates approximately $17.3 million.

8.              Transactions with Sponsors

Pursuant to a management services agreement with affiliates of the Sponsors, and in exchange for on-going consulting and management advisory services that are provided to us by the Sponsors and their affiliates, affiliates of the Sponsors receive an aggregate annual management fee equal to the lesser of (i) 0.25% of our consolidated annual revenues or (ii) $10 million. Affiliates of the Sponsors also receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with services provided pursuant to the agreement. These management fees are payable quarterly in arrears. We recorded management fees of $2.8 million during the thirteen weeks ended October 27, 2007 and $2.6 million during the thirteen weeks ended October 28, 2006, which are included in selling, general and administrative expenses in the condensed consolidated statements of earnings.

The management services agreement also provides that affiliates of the Sponsors may receive future fees in connection with certain subsequent financing and acquisition or disposition transactions. The management services agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

9.              Income from Credit Card Program

Pursuant to a long-term marketing and servicing alliance with HSBC, HSBC offers credit card and non-card payment plans bearing our brands and we receive ongoing payments from HSBC based on credit card sales and compensation for marketing and servicing activities (HSBC Program Income). We recognize HSBC Program Income when earned.

10.       Other Income

In the first quarter of fiscal year 2008, we recorded a one-time pension curtailment gain of $32.5 million as a result of our decision to freeze Pension and SERP benefits as of December 31, 2007. See Note 5 for more information.

In the first quarter of fiscal year 2007, we received consideration aggregating $4.2 million, or 0.4% of revenues, in connection with the merger of Wedding Channel.com, in which we held a minority interest, and The Knot. We accounted for our investment in Wedding Channel.com under the cost method. In prior years, we had previously reduced our carrying value of this investment to zero.

11.       Commitments and Contingencies

Long-term Incentive Plan. The Company has a long-term incentive plan (Long-term Incentive Plan) that provides for a cash incentive payable upon a change of control, as defined, subject to the attainment of certain performance objectives to employees who had historically been eligible for stock-based compensation programs of the Predecessor. Performance objectives and targets are based on cumulative EBITDA percentages for three year periods beginning in fiscal year 2006. Earned awards for each completed performance period will be credited to a book account and will earn interest at a contractually defined annual rate until the award is paid. Awards will be paid within 30 days of a change of control or the first day there is a public market of at least 20% of total outstanding common stock.

Cash Incentive Plan. The Company also has a cash incentive plan (Cash Incentive Plan) to aid in the retention of certain key executives. The Cash Incentive Plan provides for the creation of a $14 million cash bonus pool. Each participant in the Cash Incentive Plan will be entitled to a cash bonus upon the earlier to occur of a change of control or an initial public offering, as defined in the Cash Incentive Plan, provided that the internal rate of return to the Sponsors is positive.

Litigation. We are currently involved in various legal actions and proceedings that arose in the ordinary course of business. We believe that any liability arising as a result of these actions and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

12.       Accumulated Other Comprehensive Income (Loss)

The following table shows the components of accumulated other comprehensive income (loss):

(in thousands)	October 27, 2007	July 28, 2007	October 28, 2006

Unrealized (loss) gain on financial instruments	$(7,542)	$3,733	$2,894
Unfunded benefit obligations	15,709	17,365	—
Other	506	131	(122)
Total accumulated other comprehensive income	$8,673	$21,229	$2,772

Total comprehensive income (loss) for the period	$66,202	$(13,291)	$44,872

13.       Segment Reporting

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

Operating earnings for the segments include 1) revenues, 2) cost of sales, 3) direct selling, general, and administrative expenses, 4) other direct operating expenses, 5) income from credit card program and 6) depreciation expense for the respective segment. Items not allocated to our operating segments include those items not considered by management in measuring the assets and profitability of our segments. These amounts include 1) corporate expenses including, but not limited to, treasury, investor relations, legal and finance support services, and general corporate management, 2) charges related to the application of purchase accounting adjustments made in connection with the Acquisition including amortization of customer lists and favorable lease commitments and other non-cash items and 3) interest expense. These items, while often times related to the operations of a segment, are not considered by segment operating management, corporate operating management and the chief operating decision maker in assessing segment operating performance. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (except with respect to purchase accounting adjustments not allocated to the operating segments).

The following tables set forth the information for our reportable segments:

(in thousands)	Thirteen weeks ended October 27, 2007	Thirteen weeks ended October 28, 2006

REVENUES
Specialty Retail stores	$961,598	$879,932
Direct Marketing	170,645	159,279
Total	$1,132,243	$1,039,211

OPERATING EARNINGS
Specialty Retail stores	$165,582	$156,577
Direct Marketing	23,262	20,798
Subtotal	188,844	177,375
Corporate	(13,554)	(9,276)
Amortization of customer lists and favorable lease commitments	(17,996)	(18,034)
Other income (1)	32,450	4,210
Total	$189,744	$154,275

CAPITAL EXPENDITURES
Specialty Retail stores	$40,189	$38,217
Direct Marketing	5,849	3,202
Total	$46,038	$41,419

DEPRECIATION EXPENSE
Specialty Retail stores	$29,931	$28,941
Direct Marketing	4,045	3,070
Subtotal	33,976	32,011
Depreciation expense on step-up of fixed assets made in connection with the Acquisition	1,159	1,164
Total	$35,135	$33,175

	October 27, 2007	October 28, 2006
ASSETS
Tangible assets of Specialty Retail stores	$2,090,210	$1,963,974
Tangible assets of Direct Marketing	195,953	181,928
Corporate assets:
Intangible assets related to Specialty Retail stores	3,565,382	3,614,812
Intangible assets related to Direct Marketing	565,912	590,911
Other	194,258	280,979
Assets of discontinued operations	—	95,651
Total	$6,611,715	$6,728,255

(1) For the first quarter of fiscal year 2008, other income represents a one-time pension curtailment gain of $32.5 million as a result of our decision to freeze Pension and SERP benefits as of December 31, 2007. For the first quarter of fiscal year 2007, other income represents the proceeds we received in connection with the merger of Wedding Channel.com, in which we held a minority interest, and The Knot. We had previously reduced our carrying value in this investment to zero.

14.       Condensed Consolidating Financial Information (with respect to NMG’s obligations under the Senior Notes and the Senior Subordinated Notes)

All of NMG’s obligations under the Senior Notes and the Senior Subordinated Notes, as well as its obligations under the Asset-Based Revolving Credit Facility and the Senior Secured Term Loan Facility, are guaranteed by the Company and certain of NMG’s existing and future domestic subsidiaries (principally, Bergdorf Goodman, Inc. through which NMG conducts the operations of its Bergdorf Goodman stores and NM Nevada Trust which holds legal title to certain real property and intangible assets used by the Company in conducting its operations). The guarantees by the Company and each subsidiary guarantor are full and unconditional and joint and several. Currently, the Company’s non-guarantor subsidiaries consist principally of an operating subsidiary domiciled in Canada providing support services to our Direct Marketing operations. Previously, our non-guarantor subsidiaries also included Kate Spade LLC (prior to its sale in December 2006), which is reflected in the tables below as discontinued operations.

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

	October 27, 2007
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$79,514	$397	$645	$—	$80,556
Merchandise inventories	—	966,974	118,530	7	—	1,085,511
Other current assets	—	149,630	11,255	3,681	544	165,110
Total current assets	—	1,196,118	130,182	4,333	544	1,331,177
Property and equipment, net	—	917,353	138,377	2,264	—	1,057,994
Goodwill and intangible assets, net	—	1,937,964	2,193,330	—	—	4,131,294
Other assets	—	91,119	131	—	—	91,250
Investments in subsidiaries	1,625,717	2,352,217	—	—	(3,977,934)	—
Total assets	$1,625,717	$6,494,771	$2,462,020	$6,597	$(3,977,390)	$6,611,715
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$306,524	$38,988	$4,309	$544	$350,365
Accrued liabilities	—	368,817	73,709	116	—	442,642
Other current liabilities	—	3,470	—	—	—	3,470
Total current liabilities	—	678,811	112,697	4,425	544	796,477
Long-term liabilities:
Long-term debt	—	2,945,955	—	—	—	2,945,955
Deferred income taxes	—	982,492	—	—	—	982,492
Other long-term liabilities	—	261,796	(722)	—	—	261,074
Total long-term liabilities	—	4,190,243	(722)	—	—	4,189,521
Total shareholders’ equity	1,625,717	1,625,717	2,350,045	2,172	(3,977,934)	1,625,717
Total liabilities and shareholders’ equity	$1,625,717	$6,494,771	$2,462,020	$6,597	$(3,977,390)	$6,611,715

	July 28, 2007
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$139,333	$1,196	$678	$—	$141,207
Merchandise inventories	—	821,749	96,513	7	—	918,269
Other current assets	—	142,632	8,636	3,681	544	155,493
Total current assets	—	1,103,714	106,345	4,366	544	1,214,969
Property and equipment, net	—	901,072	140,473	2,166	—	1,043,711
Goodwill and intangible assets, net	—	1,945,040	2,194,979	—	—	4,140,019
Other assets	—	102,108	192	—	—	102,300
Investments in subsidiaries	1,558,012	2,333,438	—	—	(3,891,450)	—
Total assets	$1,558,012	$6,385,372	$2,441,989	$6,532	$(3,890,906)	$6,500,999
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$318,439	$38,080	$4,236	$544	$361,299
Accrued liabilities	—	329,625	73,479	58	—	403,162
Other current liabilities	—	3,426	—	—	—	3,426
Total current liabilities	—	651,490	111,559	4,294	544	767,887
Long-term liabilities:
Long-term debt	—	2,945,906	—	—	—	2,945,906
Deferred income taxes	—	1,002,982	—	—	—	1,002,982
Other long-term liabilities	—	226,982	(770)	—	—	226,212
Total long-term liabilities	—	4,175,870	(770)	—	—	4,175,100
Total shareholders’ equity	1,558,012	1,558,012	2,331,200	2,238	(3,891,450)	1,558,012
Total liabilities and shareholders’ equity	$1,558,012	$6,385,372	$2,441,989	$6,532	$(3,890,906)	$6,500,999

	October 28, 2006
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$157,589	$981	$860	$—	$159,430
Merchandise inventories	—	870,900	100,892	7	(497)	971,302
Other current assets	—	131,075	12,920	3,681	544	148,220
Current assets of discontinued operations	—	—	—	16,354	—	16,354
Total current assets	—	1,159,564	114,793	20,902	47	1,295,306
Property and equipment, net	—	884,142	151,609	2,387	—	1,038,138
Goodwill and intangible assets, net	—	1,990,447	2,215,276	—	—	4,205,723
Other assets	—	109,592	195	4	—	109,791
Investments in subsidiaries	1,449,207	2,421,126	—	—	(3,870,333)	—
Non-current assets of discontinued operations	—	—	—	79,297	—	79,297
Total assets	$1,449,207	$6,564,871	$2,481,873	$102,590	$(3,870,286)	$6,728,255
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$309,678	$31,773	$4,302	$544	$346,297
Accrued liabilities	—	358,791	70,751	445	1,308	431,295
Other current liabilities	—	4,179	—	—	—	4,179
Current liabilities of discontinued operations	—	—	—	28,565	—	28,565
Total current liabilities	—	672,648	102,524	33,312	1,852	810,336
Long-term liabilities:
Long-term debt	—	3,195,760	—	—	—	3,195,760
Deferred income taxes	—	1,031,959	—	—	—	1,031,959
Other long-term liabilities	—	215,297	6,964	4	—	222,265
Non-current liabilities of discontinued operations	—	—	—	12,735	—	12,735
Total long-term liabilities	—	4,443,016	6,964	12,739	—	4,462,719
Minority interest	—	—	—	—	5,993	5,993
Total shareholders’ equity	1,449,207	1,449,207	2,372,385	56,539	(3,878,131)	1,449,207
Total liabilities and shareholders’ equity	$1,449,207	$6,564,871	$2,481,873	$102,590	$(3,870,286)	$6,728,255

	Thirteen weeks ended October 27, 2007
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$941,458	$190,785	$—	$—	$1,132,243
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	557,697	109,247	193	—	667,137
Selling, general and administrative expenses (excluding depreciation)	—	237,023	35,465	(513)	—	271,975
Income from credit card program	—	(15,435)	(1,859)	—	—	(17,294)
Depreciation expense	—	30,282	4,750	103	—	35,135
Amortization of customer lists and favorable lease commitments	—	15,059	2,937	—	—	17,996
Other income	—	(32,450)	—	—	—	(32,450)
Operating earnings	—	149,282	40,245	217	—	189,744
Interest expense, net	—	61,220	3	—	—	61,223
Intercompany royalty charges (income)	—	56,995	(56,995)	—	—	—
Equity in earnings of subsidiaries	(78,758)	(97,454)	—	—	176,212	—
Earnings (loss) from continuing operations before income taxes	78,758	128,521	97,237	217	(176,212)	128,521
Income taxes	—	49,763	—	—	—	49,763
Net earnings (loss)	$78,758	$78,758	$97,237	$217	$(176,212)	$78,758

	Thirteen weeks ended October 28, 2006
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$864,453	$174,758	$—	$—	$1,039,211
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	509,506	97,080	192	—	606,778
Selling, general and administrative expenses (excluding depreciation)	—	215,901	31,029	600	—	247,530
Income from credit card program	—	(14,630)	(1,741)	—	—	(16,371)
Depreciation expense	—	28,425	4,654	96	—	33,175
Amortization of customer lists and favorable lease commitments	—	15,093	2,941	—	—	18,034
Other income	—	(4,210)	—	—	—	(4,210)
Operating earnings	—	114,368	40,795	(888)	—	154,275
Interest expense, net	—	68,818	—	—	—	68,818
Intercompany royalty charges (income)	—	66,078	(66,078)	—	—	—
Equity in earnings of subsidiaries	(27,229)	(81,759)	—	—	108,988	—
Earnings (loss) from continuing operations before income taxes	27,229	61,231	106,873	(888)	(108,988)	85,457
Income taxes	—	34,002	—	—	—	34,002
Earnings (loss) from continuing operations	27,229	27,229	106,873	(888)	(108,988)	51,455
Loss from discontinued operations, net of taxes	—	—	—	(23,657)	(569)	(24,226)
Net earnings (loss)	$27,229	$27,229	$106,873	$(24,545)	$(109,557)	$27,229

	Thirteen weeks ended October 27, 2007
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$78,758	$78,758	$97,237	$217	$(176,212)	$78,758
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	—	30,282	4,750	103	—	35,135
Amortization of debt issue costs	—	3,554	—	—	—	3,554
Amortization of customer lists and favorable lease commitments	—	15,059	2,937	—	—	17,996
Deferred income taxes	—	(9,180)	—	—	—	(9,180)
Gain on curtailment of defined benefit retirement obligations	—	(32,450)	—	—	—	(32,450)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	7,612	559	—	—	8,171
Intercompany royalty income payable (receivable)	—	56,995	(56,995)	—	—	—
Equity in earnings of subsidiaries	(78,758)	(97,454)	—	—	176,212	—
Changes in operating assets and liabilities, net	—	(68,554)	(46,729)	(525)	—	(115,808)
Net cash (used for) provided by operating activities	—	(15,378)	1,759	(205)	—	(13,824)
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(43,652)	(2,558)	172	—	(46,038)
Purchases of short-term investments	—	(10,000)	—	—	—	(10,000)
Sales of short-term investments	—	10,000	—	—	—	10,000
Net cash (used for) provided by investing activities	—	(43,652)	(2,558)	172	—	(46,038)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(789)	—	—	—	(789)
Net cash used for financing activities	—	(789)	—	—	—	(789)
CASH AND CASH EQUIVALENTS
Decrease during the period	—	(59,819)	(799)	(33)	—	(60,651)
Beginning balance	—	139,333	1,196	678	—	141,207
Ending balance	$—	$79,514	$397	$645	$—	$80,556

	Thirteen weeks ended October 28, 2006
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$27,229	$27,229	$106,873	$(24,545)	$(109,557)	$27,229
Loss from discontinued operations	—	—	—	23,657	569	24,226
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	—	28,425	4,654	96	—	33,175
Amortization of debt issue costs	—	3,498	—	—	—	3,498
Amortization of customer lists and favorable lease commitments	—	15,093	2,941	—	—	18,034
Deferred income taxes	—	(13,801)	—	—	—	(13,801)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	6,572	561	—	—	7,133
Intercompany royalty income payable (receivable)	—	66,078	(66,078)	—	—	—
Equity in earnings of subsidiaries	(27,229)	(81,759)	—	—	108,988	—
Changes in operating assets and liabilities, net	—	(77,608)	(44,415)	1,205	—	(120,818)
Net cash (used for) provided by continuing operating activities	—	(26,273)	4,536	413	—	(21,324)
Net cash provided by discontinued operations	—	—	—	1,059	—	1,059
Net cash (used for) provided by operating activities	—	(26,273)	4,536	1,472	—	(20,265)
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(36,879)	(4,541)	1	—	(41,419)
Net cash used for continuing investing activities	—	(36,879)	(4,541)	1	—	(41,419)
Net cash used for discontinued operations	—	—	—	(136)	—	(136)
Net cash used for investing activities	—	(36,879)	(4,541)	(135)	—	(41,555)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(809)	—	—	—	(809)
Debt issuance costs paid	—	(758)	—	—	—	(758)
Net cash used for continuing financing activities	—	(1,567)	—	—	—	(1,567)
Net cash used for discontinued operations	—	—	—	(925)	—	(925)
Net cash used for financing activities	—	(1,567)	—	(925)	—	(2,492)
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(64,719)	(5)	412	—	(64,312)
Beginning balance	—	222,308	986	1,469	—	224,763
Ending balance	—	157,589	981	1,881	—	160,451
Less cash of discontinued operations	—	—	—	1,021	—	1,021
Ending balance	$—	$157,589	$981	$860	$—	$159,430

15.       Condensed Consolidating Financial Information (with respect to NMG’s obligations under the 2028 Debentures)

All of NMG’s obligations under the 2028 Debentures are guaranteed by the Company. The guarantee by the Company is full and unconditional and joint and several. Currently, the Company’s non-guarantor subsidiaries consist principally of Bergdorf Goodman, Inc. through which NMG conducts the operations of its Bergdorf Goodman stores and NM Nevada Trust which holds legal title to certain real property and intangible assets used by NMG in conducting its operations. Previously, our non-guarantor subsidiaries also included Kate Spade LLC (prior to its sale in December 2006), which is reflected in the tables below as discontinued operations.

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

	October 27, 2007
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$79,514	$1,042	$—	$80,556
Merchandise inventories	—	966,974	118,537	—	1,085,511
Other current assets	—	149,630	14,936	544	165,110
Total current assets	—	1,196,118	134,515	544	1,331,177
Property and equipment, net	—	917,353	140,641	—	1,057,994
Goodwill and intangible assets, net	—	1,937,964	2,193,330	—	4,131,294
Other assets	—	91,119	131	—	91,250
Investments in subsidiaries	1,625,717	2,352,217	—	(3,977,934)	—
Total assets	$1,625,717	$6,494,771	$2,468,617	$(3,977,390)	$6,611,715
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$306,524	$43,297	$544	$350,365
Accrued liabilities	—	368,817	73,825	—	442,642
Other current liabilities	—	3,470	—	—	3,470
Total current liabilities	—	678,811	117,122	544	796,477
Long-term liabilities:
Long-term debt	—	2,945,955	—	—	2,945,955
Deferred income taxes	—	982,492	—	—	982,492
Other long-term liabilities	—	261,796	(722)	—	261,074
Total long-term liabilities	—	4,190,243	(722)	—	4,189,521
Total shareholders’ equity	1,625,717	1,625,717	2,352,217	(3,977,934)	1,625,717
Total liabilities and shareholders’ equity	$1,625,717	$6,494,771	$2,468,617	$(3,977,390)	$6,611,715

	July 28, 2007
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$139,333	$1,874	$—	$141,207
Merchandise inventories	—	821,749	96,520	—	918,269
Other current assets	—	142,632	12,317	544	155,493
Total current assets	—	1,103,714	110,711	544	1,214,969
Property and equipment, net	—	901,072	142,639	—	1,043,711
Goodwill and intangible assets, net	—	1,945,040	2,194,979	—	4,140,019
Other assets	—	102,108	192	—	102,300
Investments in subsidiaries	1,558,012	2,333,438	—	(3,891,450)	—
Total assets	$1,558,012	$6,385,372	$2,448,521	$(3,890,906)	$6,500,999
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$318,439	$42,316	$544	$361,299
Accrued liabilities	—	329,625	73,537	—	403,162
Other current liabilities	—	3,426	—	—	3,426
Total current liabilities	—	651,490	115,853	544	767,887
Long-term liabilities:
Long-term debt	—	2,945,906	—	—	2,945,906
Deferred income taxes	—	1,002,982	—	—	1,002,982
Other long-term liabilities	—	226,982	(770)	—	226,212
Total long-term liabilities	—	4,175,870	(770)	—	4,175,100
Total shareholders’ equity	1,558,012	1,558,012	2,333,438	(3,891,450)	1,558,012
Total liabilities and shareholders’ equity	$1,558,012	$6,385,372	$2,448,521	$(3,890,906)	$6,500,999

	October 28, 2006
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$157,589	$1,841	$—	$159,430
Merchandise inventories	—	870,900	100,899	(497)	971,302
Other current assets	—	131,075	16,601	544	148,220
Current assets of discontinued operations	—	—	16,354	—	16,354
Total current assets	—	1,159,564	135,695	47	1,295,306
Property and equipment, net	—	884,142	153,996	—	1,038,138
Goodwill and intangible assets, net	—	1,990,447	2,215,276	—	4,205,723
Other assets	—	109,592	199	—	109,791
Investments in subsidiaries	1,449,207	2,421,126	—	(3,870,333)	—
Non-current assets of discontinued operations	—	—	79,297	—	79,297
Total assets	$1,449,207	$6,564,871	$2,584,463	$(3,870,286)	$6,728,255
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$309,678	$36,075	$544	$346,297
Accrued liabilities	—	358,791	71,196	1,308	431,295
Other current liabilities	—	4,179	—	—	4,179
Current liabilities of discontinued operations	—	—	28,565	—	28,565
Total current liabilities	—	672,648	135,836	1,852	810,336
Long-term liabilities:
Long-term debt	—	3,195,760	—	—	3,195,760
Deferred income taxes	—	1,031,959	—	—	1,031,959
Other long-term liabilities	—	215,297	6,968	—	222,265
Non-current liabilities of discontinued operations	—	—	12,735	—	12,735
Total long-term liabilities	—	4,443,016	19,703	—	4,462,719
Minority interest	—	—	—	5,993	5,993
Total shareholders’ equity	1,449,207	1,449,207	2,428,924	(3,878,131)	1,449,207
Total liabilities and shareholders’ equity	$1,449,207	$6,564,871	$2,584,463	$(3,870,286)	$6,728,255

	Thirteen weeks ended October 27, 2007
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$941,458	$190,785	$—	$1,132,243
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	557,697	109,440	—	667,137
Selling, general and administrative expenses (excluding depreciation)	—	237,023	34,952	—	271,975
Income from credit card program	—	(15,435)	(1,859)	—	(17,294)
Depreciation expense	—	30,282	4,853	—	35,135
Amortization of customer lists and favorable lease commitments	—	15,059	2,937	—	17,996
Other income	—	(32,450)	—	—	(32,450)
Operating earnings	—	149,282	40,462	—	189,744
Interest expense, net	—	61,220	3	—	61,223
Intercompany royalty charges (income)	—	56,995	(56,995)	—	—
Equity in earnings of subsidiaries	(78,758)	(97,454)	—	176,212	—
Earnings (loss) from continuing operations before income taxes	78,758	128,521	97,454	(176,212)	128,521
Income taxes	—	49,763	—	—	49,763
Net earnings (loss)	$78,758	$78,758	$97,454	$(176,212)	$78,758

	Thirteen weeks ended October 28, 2006
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$864,453	$174,758	$—	$1,039,211
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	509,506	97,272	—	606,778
Selling, general and administrative expenses (excluding depreciation)	—	215,901	31,629	—	247,530
Income from credit card program	—	(14,630)	(1,741)	—	(16,371)
Depreciation expense	—	28,425	4,750	—	33,175
Amortization of customer lists and favorable lease commitments	—	15,093	2,941	—	18,034
Other income	—	(4,210)	—	—	(4,210)
Operating earnings	—	114,368	39,907	—	154,275
Interest expense, net	—	68,818	—	—	68,818
Intercompany royalty charges (income)	—	66,078	(66,078)	—	—
Equity in earnings of subsidiaries	(27,229)	(81,759)	—	108,988	—
Earnings (loss) from continuing operations before income taxes	27,229	61,231	105,985	(108,988)	85,457
Income taxes	—	34,002	—	—	34,002
Earnings (loss) from continuing operations	27,229	27,229	105,985	(108,988)	51,455
Loss from discontinued operations, net of taxes	—	—	(23,657)	(569)	(24,226)
Net earnings (loss)	$27,229	$27,229	$82,328	$(109,557)	$27,229

	Thirteen weeks ended October 27, 2007
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$78,758	$78,758	$97,454	$(176,212)	$78,758
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	—	30,282	4,853	—	35,135
Amortization of debt issue costs	—	3,554	—	—	3,554
Amortization of customer lists and favorable lease commitments	—	15,059	2,937	—	17,996
Deferred income taxes	—	(9,180)	—	—	(9,180)
Gain on curtailment of defined benefit retirement obligations	—	(32,450)		—	(32,450)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	7,612	559	—	8,171
Intercompany royalty income payable (receivable)	—	56,995	(56,995)	—	—
Equity in earnings of subsidiaries	(78,758)	(97,454)	—	176,212	—
Changes in operating assets and liabilities, net	—	(68,554)	(47,254)	—	(115,808)
Net cash (used for) provided by operating activities	—	(15,378)	1,554	—	(13,824)
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(43,652)	(2,386)	—	(46,038)
Purchases of short-term investments	—	(10,000)	—	—	(10,000)
Sales of short-term investments	—	10,000	—	—	10,000
Net cash used for investing activities	—	(43,652)	(2,386)	—	(46,038)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(789)	—	—	(789)
Net cash used for financing activities	—	(789)	—	—	(789)
CASH AND CASH EQUIVALENTS
Decrease during the period	—	(59,819)	(832)	—	(60,651)
Beginning balance	—	139,333	1,874	—	141,207
Ending balance	$—	$79,514	$1,042	$—	$80,556

	Thirteen weeks ended October 28, 2006
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$27,229	$27,229	$82,328	$(109,557)	$27,229
Loss from discontinued operations	—	—	23,657	569	24,226
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	—	28,425	4,750	—	33,175
Amortization of debt issue costs	—	3,498	—	—	3,498
Amortization of customer lists and favorable lease commitments	—	15,093	2,941	—	18,034
Deferred income taxes	—	(13,801)	—	—	(13,801)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	6,572	561	—	7,133
Intercompany royalty income payable (receivable)	—	66,078	(66,078)	—	—
Equity in earnings of subsidiaries	(27,229)	(81,759)	—	108,988	—
Changes in operating assets and liabilities, net	—	(77,608)	(43,210)	—	(120,818)
Net cash (used for) provided by continuing operating activities	—	(26,273)	4,949	—	(21,324)
Net cash provided by discontinued operations	—	—	1,059	—	1,059
Net cash (used for) provided by operating activities	—	(26,273)	6,008	—	(20,265)
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(36,879)	(4,540)	—	(41,419)
Net cash used for continuing investing activities	—	(36,879)	(4,540)	—	(41,419)
Net cash used for discontinued operations	—	—	(136)	—	(136)
Net cash used for investing activities	—	(36,879)	(4,676)	—	(41,555)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(809)	—	—	(809)
Debt issuance costs paid	—	(758)	—	—	(758)
Net cash used for continuing financing activities	—	(1,567)	—	—	(1,567)
Net cash used for discontinued operations	—	—	(925)	—	(925)
Net cash used for financing activities	—	(1,567)	(925)	—	(2,492)
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(64,719)	407	—	(64,312)
Beginning balance	—	222,308	2,455	—	224,763
Ending balance	—	157,589	2,862	—	160,451
Less cash of discontinued operations	—	—	1,021	—	1,021
Ending balance	$—	$157,589	$1,841	$—	$159,430

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 28, 2007. Unless otherwise specified, the meanings of all defined terms in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) are consistent with the meanings of such terms as defined in the Notes to the Condensed Consolidated Financial Statements. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions relating to our forward-looking statements.

Overview

Neiman Marcus, Inc. (the Company), together with our operating segments and subsidiaries, is a high-end specialty retailer. Our operations include the Specialty Retail stores segment and the Direct Marketing segment. The Specialty Retail stores segment consists primarily of Neiman Marcus and Bergdorf Goodman stores. The Direct Marketing segment conducts both online and print catalog operations under the brand names of Neiman Marcus, Bergdorf Goodman and Horchow.

Our fiscal year ends on the Saturday closest to July 31. All references to the first quarter of fiscal year 2008 relate to the thirteen weeks ended October 27, 2007. All references to the first quarter of fiscal year 2007 relate to the thirteen weeks ended October 28, 2006.

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

•                  changes in the level of promotional events conducted by our Specialty Retail stores and Direct Marketing operation;

•                  our ability to successfully implement our store expansion and remodeling strategies;

•                  the rate of growth in internet revenues by our Direct Marketing operation; and

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise. These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold. We received vendor allowances of $12.5 million, or 1.1% of revenues, in the thirteen weeks ended October 27, 2007 and $10.9 million, or 1.1% of revenues, in the thirteen weeks ended October 28, 2006.

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

Advertising costs incurred by our Specialty Retail segment consist primarily of print media costs related to promotional materials mailed to our customers, while advertising costs incurred by our Direct Marketing operation relate to the production, printing and distribution of our print catalogs and the production of the photographic content on our websites, as well as online marketing costs. We receive advertising allowances from certain of our merchandise vendors. Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media. As a result, these allowances are recorded as a reduction of our advertising costs when earned. Vendor allowances earned and recorded as a reduction to selling, general and administrative expenses aggregated approximately $27.6 million, or 2.4% of revenues, for the thirteen weeks ended October 27, 2007 and $20.6 million, or 2.0% of revenues, for the thirteen weeks ended October 28, 2006.

We also receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendor’s merchandise. These allowances are netted against the related compensation expense that we incur. Amounts received from vendors related to compensation programs were $17.9 million, or 1.6% of revenues, for the thirteen weeks ended October 27, 2007 and $16.2 million, or 1.6% of revenues, for the thirteen weeks ended October 28, 2006.

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

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net revenues for the periods indicated.

	Thirteen weeks ended October 27, 2007	Thirteen weeks ended October 28, 2006

Revenues	100.0%	100.0%

Cost of goods sold including buying and occupancy costs (excluding depreciation)	58.9	58.4
Selling, general and administrative expenses (excluding depreciation)	24.0	23.8
Income from credit card program	(1.5)	(1.6)
Depreciation expense	3.1	3.2
Amortization of customer lists	1.2	1.3
Amortization of favorable lease commitments	0.4	0.4
Other income	(2.9)	(0.4)
Operating earnings	16.8	14.8
Interest expense, net	5.4	6.6
Earnings from continuing operations before income taxes	11.4	8.2
Income taxes	4.4	3.3
Earnings from continuing operations	7.0	5.0
Loss from discontinued operations, net of taxes	—	(2.3)
Net earnings	7.0%	2.6%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

(dollars in millions, except sales per square foot)	Thirteen weeks ended October 27, 2007	Thirteen weeks ended October 28, 2006

REVENUES
Specialty Retail stores	$961.6	$879.9
Direct Marketing	170.6	159.3
Total	$1,132.2	$1,039.2

OPERATING EARNINGS
Specialty Retail stores	$165.6	$156.6
Direct Marketing	23.2	20.8
Subtotal	188.8	177.4
Corporate	(13.6)	(9.3)
Amortization of customer lists and favorable lease commitments	(18.0)	(18.0)
Other income (1)	32.5	4.2
Total	$189.7	$154.3

OPERATING PROFIT MARGIN
Specialty Retail stores	17.2%	17.8%
Direct Marketing	13.6%	13.1%
Total	16.8%	14.8%

CHANGE IN COMPARABLE REVENUES (2)
Specialty Retail stores	6.4%	5.4%
Direct Marketing	7.1%	14.7%
Total	6.5%	6.8%

SALES PER SQUARE FOOT
Specialty Retail stores	$163	$155

STORE COUNT
Neiman Marcus and Bergdorf Goodman stores:
Open at beginning of period	40	38
Opened during the period	1	1
Open at end of period	41	39
Clearance centers:
Open at beginning of period	20	18
Opened during the period	1	—
Open at end of period	21	18

NON-GAAP FINANCIAL DATA EBITDA (3)	$242.9	$205.5
Adjusted EBITDA (3)	$210.4	$205.5

(1) For the first quarter of fiscal year 2008, other income represents a one-time pension curtailment gain of $32.5 million as a result of our decision to freeze Pension and SERP benefits as of December 31, 2007. For the first quarter of fiscal year 2007, other income represents the proceeds we received in connection with the merger of Wedding Channel.com, in which we held a minority interest, and The Knot. We had previously reduced our carrying value in this investment to zero.

(2)  Comparable revenues include 1) revenues derived from our retail stores open for more than 52 weeks, including stores that have been relocated or expanded and 2) revenues from our Direct Marketing operation. Comparable revenues exclude revenues from our discontinued operations (Kate Spade LLC).

(3)  For an explanation of EBITDA and Adjusted EBITDA, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measure-EBITDA and Adjusted EBITDA.”

First Quarter Fiscal Year 2008 Highlights

Highlights from the first quarter of fiscal year 2008 include:

•                  Revenues—Our revenues for the first quarter of fiscal year 2008 were $1,132.2 million, an increase of 9.0% as compared to the first quarter of fiscal year 2007. This increase was attributable to 1) increases in comparable revenues, 2) revenues from new stores and 3) higher internet revenues.

Comparable revenues increased 6.5% in the first quarter of fiscal year 2008. This increase in comparable revenues was achieved on top of an increase in comparable revenues of 6.8% in the first quarter of fiscal year 2007.

For Specialty Retail stores, our sales per square foot for the last twelve trailing months increased by 5.5% to $647 as of October 2007 compared to $613 as of October 2006.

•                  Cost of goods sold including buying and occupancy costs (excluding depreciation)—COGS represented 58.9% of revenues in the first quarter of fiscal year 2008 and 58.4% of revenues in the first quarter of fiscal year 2007. This increase was due primarily to a higher level of markdowns incurred by our Specialty Retail stores.

•                  Selling, general and administrative expenses (excluding depreciation)—SG&A increased in the first quarter of fiscal year 2008 to 24.0% of revenues from 23.8% of revenues in the first quarter of fiscal year 2007. The increase in SG&A as a percentage of revenues is primarily due to 1) higher advertising and promotion costs incurred by our Specialty Retail stores, partially offset by 2) a lower level of marketing and advertising costs in our Direct Marketing operation due to higher internet revenues and 3) expense leveraging.

•                  Operating earnings—For the first quarter of fiscal year 2008, our operating earnings were $189.7 million, or 16.8% of revenues, compared to $154.3 million, or 14.8% of revenues, in the prior year fiscal quarter. The increase in operating earnings in the first quarter of fiscal year 2008 was primarily due to a one-time non-cash pension curtailment gain of $32.5 million, or 2.9% of revenues, as a result of our decision to freeze Pension and SERP benefits, offset by the increases in both COGS and SG&A described above.

Thirteen Weeks Ended October 27, 2007 Compared to Thirteen Weeks Ended October 28, 2006

Revenues. Our revenues for the first quarter of fiscal year 2008 of $1,132.2 million increased $93.0 million, or 9.0%, from $1,039.2 million in the first quarter of fiscal year 2007. The increase in revenues was due to increases in comparable revenues, revenues from new stores and higher internet revenues. Revenues increased in the first quarter of fiscal year 2008 compared to the prior year period at all our operating companies.

Comparable revenues for the first quarter of fiscal year 2008 were $1,106.5 million compared to $1,039.2 million in the prior year fiscal quarter, representing an increase of 6.5%. Comparable revenues increased in the first quarter of fiscal year 2008 by 6.4% for Specialty Retail stores and 7.1% for Direct Marketing compared to the first quarter of fiscal year 2007.

New stores generated sales of $25.7 million in the first quarter of fiscal year 2008. In the first quarter of fiscal year 2008, internet revenues by Direct Marketing were $124.1 million, an increase of 22.8% compared to the first quarter of fiscal year 2007. The increase in internet revenues was partially offset by decreases in catalog revenues as well as a decrease in revenues from the home décor category, primarily offered by our Horchow brand.

Cost of goods sold including buying and occupancy costs (excluding depreciation). COGS for the first quarter of fiscal year 2008 were 58.9% of revenues compared to 58.4% of revenues in the first quarter of fiscal year 2007.

The net increase in COGS as a percentage of revenues in the first quarter of fiscal year 2008 was primarily due to:

•            decreased margins generated by our Specialty Retail stores due primarily to higher markdowns and a lower level of full-price sales in the first quarter of fiscal year 2008, partially offset by the leveraging of buying and occupancy costs; and

•            decreased margins generated by our Direct Marketing segment due primarily to lower margins realized on delivery and processing revenues.

The higher level of markdowns incurred by our Specialty Retail stores in the first quarter of fiscal year 2008 is due to a lower than anticipated level of demand we experienced during the first quarter. As a result, we conducted various promotions in the first quarter to begin the liquidation of inventories held in excess of current and anticipated future sales trends. We expect to incur a higher level of markdowns in the second quarter of fiscal year 2008 as we continue promotional efforts to complete the sell-through of Fall season inventories.

Our Direct Marketing operation continues to increase the use of discounted and/or free shipping promotions to customers consistent with promotional activities by other direct marketing retailers. We believe such offers will continue through the second quarter of fiscal year 2008.

Selling, general and administrative expenses (excluding depreciation). SG&A expenses were 24.0% of revenues in the first quarter of fiscal year 2008 compared to 23.8% of revenues in the prior year fiscal period.

The net increase in SG&A expenses as a percentage of revenues in the first quarter of fiscal year 2008 was primarily due to:

•            a higher level of advertising and promotions costs of approximately 0.5% of revenues incurred by our Specialty Retail stores during the first quarter of fiscal year 2008 in connection with 1) the celebration of the 100th anniversary of Neiman Marcus in October 2007 and 2) promotional events and activities conducted to bolster demand and facilitate the sell-through of inventories held in excess of current and anticipated future sales trends, partially offset by;

•            a decrease in marketing and advertising costs of approximately 0.2% of revenues incurred by Direct Marketing primarily due to higher internet revenues, which have a lower expense to revenue ratio than catalog revenues; and

•            the leveraging of the fixed component of our SG&A expenses over a higher revenue base.

Income from credit card program. We received HSBC Program Income of $17.3 million, or 1.5% of revenues, in the first quarter of fiscal year 2008 compared to $16.4 million, or 1.6% of revenues, in the first quarter of fiscal year 2007.

Depreciation expense. Depreciation expense was $35.1 million, or 3.1% of revenues, in the first quarter of fiscal year 2008 compared to $33.2 million, or 3.2% of revenues, in the prior year fiscal period. The $1.9 million increase in depreciation expense was primarily due to a higher level of capital spending in recent years.

Amortization expense. Amortization of intangible assets (customer lists and favorable lease commitments) aggregated $18.0 million, or 1.6% of revenues, in the first quarter of fiscal year 2008 compared to $18.0 million, or 1.7% of revenues, in the first quarter of fiscal year 2007.

Other income. In the first quarter of fiscal year 2008, we recorded a one-time pension curtailment gain of $32.5 million, or 2.9% of revenues, as a result of our decision to freeze Pension and SERP benefits as of December 31, 2007.

In the first quarter of fiscal year 2007, we received consideration aggregating $4.2 million, or 0.4% of revenues, in connection with the merger of Wedding Channel.com, in which we held a minority interest, and The Knot. We accounted for our investment in Wedding Channel.com under the cost method. In prior years, we had previously reduced our carrying value of this investment to zero.

Segment operating earnings. Segment operating earnings for our Specialty Retail stores and Direct Marketing segments do not reflect the impact of adjustments to revalue our assets and liabilities to estimated fair value at the Acquisition date. See Note 13 to our unaudited condensed consolidated financial statements.

Operating earnings for our Specialty Retail stores segment were $165.6 million, or 17.2% of Specialty Retail stores revenues, for the first quarter of fiscal year 2008 compared to $156.6 million, or 17.8% of Specialty Retail stores revenues, for the prior year fiscal period. The decrease in operating margin as a percentage of revenues was primarily due to 1) higher markdowns and a lower level of full-price sales as a result of lower than anticipated demand and 2) net increases in advertising and promotion costs.

Operating earnings for Direct Marketing increased to $23.2 million, or 13.6% of Direct Marketing revenues, in the first quarter of fiscal year 2008 from $20.8 million, or 13.1% of Direct Marketing revenues, for the prior year period. The increases in operating earnings and operating margin for Direct Marketing were primarily the result of 1) a decrease in advertising and marketing costs, as a percentage of revenues, due to the continued growth in internet revenues, partially offset by 2) a decrease in margins realized on delivery and processing revenues.

Total operating earnings in the first quarter of fiscal year 2008 were $189.7 million, or 16.8% of revenues, which included a curtailment gain of $32.5 million, or 2.9% of revenues. Total operating earnings in the first quarter of fiscal year 2007 were $154.3 million, or 14.8% of revenues. Excluding the curtailment gain, operating earnings margin decreased in the first quarter of fiscal year 2008 by 0.9% of revenue as a result of increases in COGS by 0.5% of revenue and SG&A expenses by 0.2% of revenue.

Interest expense, net. Net interest expense was $61.2 million, or 5.4% of revenues, in the first quarter of fiscal year 2008 and $68.8 million, or 6.6% of revenues, for the prior year period. The decrease in interest expense is primarily due to the repricing of our term loan as well as the paydown of $250 million of debt during fiscal year 2007. The significant components of interest expense are as follows:

(in thousands)	Thirteen weeks ended October 27, 2007	Thirteen weeks ended October 28, 2006

Senior Secured Term Loan Facility	$27,976	$35,703
2028 Debentures	2,185	2,226
Senior Notes	15,453	15,750
Senior Subordinated Notes	12,724	12,968
Amortization of debt issue costs	3,554	3,498
Other	832	1,040
Total interest expense	62,724	71,185
Less:
Interest income	855	1,642
Capitalized interest	646	725
Interest expense, net	$61,223	$68,818

Income taxes. Our effective income tax rate for the thirteen weeks ended October 27, 2007 was 38.7% compared to 39.8% for the thirteen weeks ended October 28, 2006. Our effective income tax rate for the first quarter of fiscal year 2007 was unfavorably impacted by increases in tax liabilities.

We closed the Internal Revenue Service (IRS) examinations of federal tax returns for fiscal years 2004 and 2003 during the first quarter of fiscal year 2007 and paid the related tax liability during the second quarter of fiscal year 2007. The IRS is now examining our federal tax returns for fiscal years 2005 and 2006. We believe our recorded tax liabilities as of October 27, 2007 are sufficient to cover any potential assessments to be made by the IRS upon the completion of their examinations. We will continue to monitor the progress of the IRS examinations, as well as examinations by various state jurisdictions, and review our recorded tax liabilities for potential audit assessments. Adjustments to increase or decrease the recorded tax liabilities may be required in the future as additional facts become known.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) in the first quarter of fiscal year 2008. The cumulative effect of adopting FIN 48 resulted in a net increase to our accruals for uncertain tax positions of $9.1 million for the derecognition of certain tax benefits. This increase to our accruals was offset by a corresponding increase to goodwill as these uncertainties existed at the time of the Acquisition.

Non-GAAP Financial Measure – EBITDA and Adjusted EBITDA

We present the non-GAAP financial measure EBITDA and adjusted EBITDA because we use these measures to monitor and evaluate the performance of our business and believe the presentation of these measures will enhance investors’ ability to analyze trends in our business, evaluate our performance relative to other companies in our industry and evaluate our ability to service our debt. In addition, we use EBITDA and Adjusted EBITDA as components of the measurement of incentive compensation.

EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA and Adjusted EBITDA may vary from others in our industry. In addition, EBITDA and Adjusted EBITDA contain some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the indentures governing NMG’s senior secured Asset-Based Revolving Credit Facility, Senior Secured Term Loan Facility, Senior Notes and Senior Subordinated Notes. EBITDA and Adjusted EBITDA should not be considered as alternatives to operating earnings or net earnings as measures of operating performance or cash flows as measures of liquidity. EBITDA and Adjusted EBITDA have important limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, EBITDA and Adjusted EBITDA:

•                  do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•                  do not reflect changes in, or cash requirements for, our working capital needs;

•                  do not reflect our considerable interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•                  exclude tax payments that represent a reduction in cash available; and

•                  do not reflect any cash requirements for assets being depreciated and amortized that may have to be replaced in the future.

The following table reconciles earnings from continuing operations as reflected in our consolidated statements of earnings prepared in accordance with GAAP to EBITDA and Adjusted EBITDA:

(dollars in millions)	Thirteen weeks ended October 27, 2007	Thirteen weeks ended October 28, 2006

Earnings from continuing operations	$78.8	$51.5
Income taxes	49.8	34.0
Interest expense, net	61.2	68.8
Depreciation	35.1	33.2
Amortization of customer lists and favorable lease commitments	18.0	18.0
EBITDA (1)	242.9	205.5
Non-cash gain on curtailment of defined benefit retirement obligations (1)	(32.5)	—
Adjusted EBITDA	$210.4	$205.5

(1)          For the first quarter of fiscal year 2008, operating earnings and EBITDA include a one-time pension curtailment gain of $32.5 million as a result of our decision to freeze Pension and SERP benefits.

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

Our primary sources of short-term liquidity are comprised of cash on hand and availability under our Asset-Based Revolving Credit Facility. The amounts of cash on hand and borrowings under the Asset-Based Revolving Credit Facility are influenced by a number of factors, including revenues, working capital levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments and debt service obligations, Pension Plan funding obligations and our tax payment obligations, among others.

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of inventories. We have typically financed the increases in working capital needs during the first and second fiscal quarters with cash flows from operations and, to a lesser extent, with cash provided from borrowings under our credit facilities. In the first quarter of both fiscal year 2008 and 2007, we have made no borrowings under our Asset-Based Revolving Credit Facility.

We believe that operating cash flows, available vendor financing and amounts available pursuant to our senior secured Asset-Based Revolving Credit Facility will be sufficient to fund our operations, anticipated capital expenditure requirements, debt service obligations, contractual obligations and commitments and Pension Plan funding requirements through the end of fiscal year 2008.

At October 27, 2007, cash and cash equivalents were $80.6 million compared to $159.4 million at October 28, 2006. Net cash used for operating activities was $13.8 million in the first quarter of fiscal 2008 compared to net cash used for operating activities of $20.3 million in the first quarter of fiscal 2007. Cash flows used for operating activities were lower in the first quarter of fiscal year 2008 than in the prior fiscal year period primarily due to 1) an $8.1 million decrease in cash interest requirements on indebtedness incurred in connection with the Acquisition and 2) a $3.0 million decrease in cash requirements for income taxes.

Net cash used for investing activities, representing capital expenditures, was $46.0 million in the first quarter of fiscal 2008 and $41.6 million in the first quarter of fiscal 2007. We incurred capital expenditures in the first quarter of fiscal year 2008 related to the construction of new stores in Natick and Topanga (the greater Los Angeles area) and the remodel of our Atlanta store. We incurred capital expenditures in the first quarter of fiscal year 2007 related to the construction of new stores in Charlotte, Austin and Natick and the remodels of our Houston, San Francisco and Atlanta stores. We opened our Charlotte store in September 2006, our Austin store in March 2007 and our Natick store in September 2007. We expect to open the Topanga store in Fall 2008. We currently project capital expenditures for fiscal year 2008 to be approximately $200 to $210 million.

Net cash used for financing activities was $0.8 million in the first quarter of fiscal year 2008 as compared to net cash used for financing activities of $2.5 million in the first quarter of fiscal year 2007.

Financing Structure at October 27, 2007

Our major sources of funds are comprised of vendor financing, a $600.0 million Asset-Based Revolving Credit Facility, $1,625.0 million Senior Secured Term Loan Facility, $700.0 million Senior Notes, $500.0 million Senior Subordinated Notes, $125.0 million 2028 Debentures and operating leases.

Senior Secured Asset-Based Revolving Credit Facility. On October 6, 2005, NMG entered into a credit agreement and related security and other agreements for a senior secured Asset-Based Revolving Credit Facility with Deutsche Bank Trust Company Americas as administrative agent and collateral agent. The Asset-Based Revolving Credit Facility provides financing of up to $600.0 million, subject to a borrowing base equal to at any time the lesser of 80% of eligible inventory (valued at the lower of cost or market value) and 85% of net orderly liquidation value of the eligible inventory, less certain reserves. The Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice.

As of October 27, 2007, NMG had $575.7 million of unused borrowing availability under the Asset-Based Revolving Credit Facility based on a borrowing base of over $600.0 million and after giving effect to $24.3 million used for letters of credit.

See Note 4 of our Notes to Condensed Consolidated Financial Statements in Item 1 for a further description of the terms of the Asset-Based Revolving Credit Facility.

Senior Secured Term Loan Facility. On October 6, 2005, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility with Credit Suisse as administrative agent and collateral agent. The full amount of the Senior Secured Term Loan Facility was borrowed on October 6, 2005. NMG voluntarily repaid $100.0 million principal amount of the loans under the Senior Secured Term Loan Facility in fiscal year 2006 and $250 million in fiscal year 2007.

At October 27, 2007, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. At October 27, 2007, the applicable margin with respect to base rate borrowings was 0.75% and the applicable margin with respect to LIBOR borrowings was 1.75%. The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 7.45% at October 27, 2007.

See Note 4 of our Notes to Condensed Consolidated Financial Statements in Item 1 for a further description of the terms of the Senior Secured Term Loan Facility.

2028 Debentures. In May 1998, NMG issued $125.0 million aggregate principal amount of its 7.125% 2028 Debentures.

See Note 4 of our Notes to Condensed Consolidated Financial Statements in Item 1 for a further description of the terms of the 2028 Debentures.

Senior Notes. In connection with the Acquisition, NMG incurred $700.0 million aggregate original principal amount of 9.0% / 9.75% Senior Notes under a senior indenture (Senior Indenture) with Wells Fargo Bank, National Association, as trustee. The Senior Notes mature on October 15, 2015.

See Note 4 of our Notes to Condensed Consolidated Financial Statements in Item 1 for a further description of the terms of the Senior Notes.

Senior Subordinated Notes. In connection with the Acquisition, NMG incurred $500.0 million aggregate principal amount of 10.375% Senior Subordinated Notes under a senior subordinated indenture (Senior Subordinated Indenture) with Wells Fargo Bank, National Association, as trustee. The Senior Subordinated Notes mature on October 15, 2015. Interest on the Senior Subordinated Notes is payable in cash semi-annually in arrears on each April 15 and October 15, commencing April 15, 2006.

See Note 4 of our Notes to Condensed Consolidated Financial Statements in Item 1 for a further description of the terms of the Senior Subordinated Notes.

Interest Rate Swaps. NMG uses derivative financial instruments to help manage its interest rate risk. Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit its exposure to interest rate increases related to a portion of its floating rate indebtedness. The interest rate swap agreements terminate after five years. At October 27, 2007, the fair value of NMG’s interest rate swap agreements was a loss of approximately $10.6 million, which amount is included in other long-term liabilities.

As of the effective date, NMG designated the interest rate swaps as cash flow hedges. As a result, changes in the fair value of NMG’s swaps are recorded subsequent to the effective date as a component of other comprehensive income.

As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.489% to 6.733% per quarter through 2010 and result in an average fixed rate of 6.584%.

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

See Note 1 of the Notes to Condensed Consolidated Financial Statements in Item 1 for a summary of our critical accounting policies. A complete description of our critical accounting policies is included in our Annual Report to Shareholders on Form 10-K for the fiscal year ended July 28, 2007.

Recent Accounting Pronouncements. In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance for using fair value to measure certain assets and liabilities. SFAS 157 will apply whenever another standard requires or permits assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, or our fiscal year ending August 1, 2009. We have not yet evaluated the impact, if any, of adopting SFAS 157 on our consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments represents the potential loss arising from adverse changes in interest rates. The Company does not enter into derivative financial instruments for trading purposes. The Company seeks to manage exposure to adverse interest rate changes through its normal operating and financing activities. The Company is exposed to interest rate risk through its borrowing activities, which are described in Note 4 to the condensed consolidated financial statements.

As of October 27, 2007, NMG had no borrowings outstanding under its Asset-Based Revolving Credit Facility that bears interest at floating rates. Future borrowings under NMG’s Asset-Based Revolving Facility, to the extent of outstanding borrowings, would be affected by interest rate changes.

At October 27, 2007, NMG had $1,625.0 million of debt under its Senior Secured Term Loan Facility issued in connection with the Acquisition that bears interest at floating rates.

NMG uses derivative financial instruments to help manage its interest rate risk. Effective December 6, 2005, NMG  entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit its exposure to interest rate increases related to a portion of its floating rate indebtedness. The interest rate swap agreements terminate after five years. As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.489% to 6.733% per quarter through 2010 and result in an average fixed rate of 6.584%. With respect to outstanding borrowings in excess of $1,000.0 million on the Senior Secured Term Loan Facility, such borrowings are at floating rates. A 1% increase in these floating rates would increase annual interest expense by approximately $6.3 million.

The effects of changes in the U.S. equity and bond markets serve to increase or decrease the value of pension plan assets, resulting in increased or decreased cash funding by the Company. The Company seeks to manage exposure to adverse equity and bond returns by maintaining diversified investment portfolios and utilizing professional investment managers.

ITEM 4. CONTROLS AND PROCEDURES

a.  Disclosure Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of October 27, 2007, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b.  Changes in Internal Control over Financial Reporting.

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. No change occurred in our internal controls over financial reporting during the quarter ended October 27, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

NEIMAN MARCUS, INC.

PART II

ITEM 1.              LEGAL PROCEEDINGS

Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference as if fully restated herein. Note 11 contains forward-looking statements that are subject to the risks and uncertainties discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results.”

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

We are highly leveraged. As of October 27, 2007, the principal amount of NMG’s total indebtedness was approximately $2,954.7 million and the unused borrowing availability under the $600 million Asset-Based Revolving Credit Facility was approximately $575.7 million after giving effect to $24.3 million of letters of credit outstanding thereunder. NMG’s substantial indebtedness, combined with its lease and other financial obligations and contractual commitments, could have other important consequences. For example, it could:

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

In addition, NMG’s interest expense could increase if interest rates increase because the entire amount of the indebtedness under the senior secured credit facilities bears interest at floating rates. As of October 27, 2007, NMG had approximately $1,625.0 million principal amount of floating rate debt, consisting of outstanding borrowings under Senior Secured Term Loan Facility. NMG also had at that date approximately $575.7 million of unused floating rate debt borrowing capacity available under the Asset-Based Revolving Credit Facility based on a borrowing base of over $600.0 million at that date and after giving effect to $24.3 million used for letters of credit. Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit its exposure to interest rate increases related to a portion of its floating rate indebtedness.

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

Based upon our expansion strategy, we expect that planned new stores will add over 565,000 square feet of new store space over approximately the next three fiscal years, representing an increase of approximately 10% above the current aggregate square footage of our full-line Neiman Marcus and Bergdorf Goodman stores, and that our store remodeling program will add additional new store space from remodels that are already underway. New store openings involve certain risks, including constructing, furnishing and supplying a store in a timely and cost effective manner, accurately assessing the demographic or retail environment at a given location, hiring and training quality staff, obtaining necessary permits and zoning approvals, obtaining commitments from a core group of vendors to supply the new store, integrating the new store into our distribution network and building customer awareness and loyalty. In undertaking store remodels, we must complete the remodel in a timely, cost effective manner, minimize disruptions to our existing operations, and succeed in creating an improved shopping environment. If we fail to execute on these or other aspects of our store expansion and remodeling strategy, we could suffer harm to our sales, an increase in costs and expenses and an adverse effect on our business.

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

The specialty retail industry is seasonal in nature, with a higher level of sales typically generated in the fall and holiday selling seasons. We have in the past experienced significant fluctuation in our revenues from quarter to quarter with a disproportionate amount of our revenues falling in our second fiscal quarter, which coincides with the holiday season. In addition, we have significant additional cash requirements in the period leading up to the months of November and December in anticipation of higher sales volume in those periods, including payments relating to additional inventory, advertising and employees.

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

10.28

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

10.29*

The Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan effective as of January 1, 2006, incorporated herein by reference to the Neiman Marcus, Inc. Annual Report on Form 10-K for the fiscal year ended July 29, 2006.

10.30

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

10.31

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

NEIMAN MARCUS, INC.

(Registrant)

Signature	Title	Date

/s/ T. Dale Stapleton	Vice President and Controller	December 4, 2007
T. Dale Stapleton	and Duly Authorized Officer
(principal accounting officer)