Form 10-Q
period 2008-01-26
Neiman Marcus, Inc.
filed 2008-03-05
CIK 1358651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 26, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file no. 333-133184-12

Neiman Marcus, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-3509435 (I.R.S. Employer Identification No.)

1618 Main Street Dallas, Texas (Address of principal executive offices)	75201 (Zip code)

Registrant’s telephone number, including area code: (214) 743-7600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 1,012,919 shares of the registrant’s common stock, par value $.01 per share, outstanding at January 26, 2008.

NEIMAN MARCUS, INC.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except shares)	January 26, 2008	July 28, 2007	January 27, 2007

ASSETS
Current assets:
Cash and cash equivalents	$235,747	$141,207	$188,547
Merchandise inventories	885,210	918,269	812,291
Deferred income taxes	39,728	39,728	42,197
Other current assets	135,306	115,765	128,047
Total current assets	1,295,991	1,214,969	1,171,082

Property and equipment, net	1,064,734	1,043,711	1,035,014
Goodwill and intangible assets, net	4,113,202	4,140,019	4,187,693
Debt issuance costs	77,735	84,844	91,262
Other assets	14,161	17,456	24,102
Total assets	$6,565,823	$6,500,999	$6,509,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$281,165	$361,299	$300,485
Accrued liabilities	409,393	403,162	426,985
Other current liabilities	2,946	3,426	3,425
Total current liabilities	693,504	767,887	730,895

Long-term liabilities:
Long-term debt	2,946,004	2,945,906	3,020,809
Deferred income taxes	962,712	1,002,982	1,033,067
Deferred real estate credits, net	75,381	54,068	32,196
Other long-term liabilities	240,388	172,144	197,573
Total long-term liabilities	4,224,485	4,175,100	4,283,645

Common stock (par value $0.01 per share, 1,012,919 shares issued at January 26, 2008, 1,012,919 shares issued at July 28, 2007 and 1,012,341 shares issued at January 27, 2007)	10	10	10
Additional paid-in capital	1,415,397	1,412,386	1,408,373
Accumulated other comprehensive (loss) income	(15,021)	21,229	5,523
Retained earnings	247,448	124,387	80,707
Total shareholders’ equity	1,647,834	1,558,012	1,494,613
Total liabilities and shareholders’ equity	$6,565,823	$6,500,999	$6,509,153

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

(in thousands)	Thirteen weeks ended January 26, 2008	Thirteen weeks ended January 27, 2007

Revenues	$1,373,855	$1,295,836
Cost of goods sold including buying and occupancy costs (excluding depreciation)	913,234	850,258
Selling, general and administrative expenses (excluding depreciation)	292,572	283,581
Income from credit card program	(19,269)	(17,930)
Depreciation expense	35,086	34,073
Amortization of customer lists	13,568	13,581
Amortization of favorable lease commitments	4,385	4,469

Operating earnings	134,279	127,804

Interest expense, net	60,397	65,537

Earnings from continuing operations before income taxes	73,882	62,267

Income taxes	29,579	24,089

Earnings from continuing operations	44,303	38,178

Earnings from discontinued operations, net of taxes	—	2,845

Net earnings	$44,303	$41,023

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

(in thousands)	Twenty-Six weeks ended January 26, 2008	Twenty-Six weeks ended January 27, 2007

Revenues	$2,506,098	$2,335,048
Cost of goods sold including buying and occupancy costs (excluding depreciation)	1,580,370	1,457,037
Selling, general and administrative expenses (excluding depreciation)	564,548	531,113
Income from credit card program	(36,563)	(34,301)
Depreciation expense	70,221	67,249
Amortization of customer lists	27,179	27,143
Amortization of favorable lease commitments	8,770	8,939
Other income	(32,450)	(4,210)

Operating earnings	324,023	282,078

Interest expense, net	121,620	134,354

Earnings from continuing operations before income taxes	202,403	147,724

Income taxes	79,342	58,091

Earnings from continuing operations	123,061	89,633

Loss from discontinued operations, net of taxes	—	(21,381)

Net earnings	$123,061	$68,252

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)	Twenty-Six weeks ended January 26, 2008	Twenty-Six weeks ended January 27, 2007

CASH FLOWS - OPERATING ACTIVITIES
Net earnings	$123,061	$68,252
Loss from discontinued operations	—	21,381
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation expense	70,221	67,249
Amortization of debt issue costs	7,109	7,033
Amortization of customer lists and favorable lease commitments	35,949	36,082
Gain on curtailment of defined benefit retirement obligations	(32,450)	—
Deferred income taxes	(13,673)	(24,147)
Other, primarily costs related to defined benefit pension plans	14,568	12,986
	204,785	188,836
Changes in operating assets and liabilities:
Decrease (increase) in merchandise inventories	33,059	(18,670)
Increase in other current assets	(19,541)	(32,640)
(Increase) decrease in other assets	(5,616)	365
(Decrease) increase in accounts payable and accrued liabilities	(51,276)	23,100
Increase in deferred real estate credits	23,375	1,025
Net cash provided by operating activities – continuing operations	184,786	162,016
Net cash used for operating activities – discontinued operations	—	(9,163)
Net cash provided by operating activities	184,786	152,853
CASH FLOWS – INVESTING ACTIVITIES
Capital expenditures	(88,173)	(70,682)
Purchases of short-term investments	(10,000)	—
Sales of short-term investments	10,000	—
Payment to minority interest holder in Kate Spade	—	(59,400)
Net proceeds from sale of Kate Spade	—	121,469
Net cash used for investing activities – continuing operations	(88,173)	(8,613)
Net cash used for investing activities – discontinued operations	—	(128)
Net cash used for investing activities	(88,173)	(8,741)
CASH FLOWS – FINANCING ACTIVITIES
Repayment of borrowings	(2,073)	(3,045)
Repayment of borrowings under senior term loan facility	—	(175,000)
Debt issuance costs paid	—	(758)
Proceeds from purchase of common stock	—	150
Net cash used for financing activities – continuing operations	(2,073)	(178,653)
Net cash used for financing activities – discontinued operations	—	(1,675)
Net cash used for financing activities	(2,073)	(180,328)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	94,540	(36,216)
Beginning balance	141,207	224,763
Ending balance - continuing operations	$235,747	$188,547

Supplemental Schedule of Cash Flow Information

Cash paid during the period for:
Interest	$122,992	$137,029
Income taxes	$89,796	$83,066
Noncash activities:
Additions to property and equipment	$—	$822
Increase to goodwill upon adoption of accounting standard	$9,133	$—

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

The specialty retail industry is seasonal in nature, with a higher level of sales typically generated in the fall and holiday selling seasons.  Due to seasonal and other factors, the results of operations for the second quarter of fiscal year 2008 are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

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

  Our fiscal year ends on the Saturday closest to July 31.  All references to the second quarter of fiscal year 2008 relate to the thirteen weeks ended January 26, 2008.  All references to the second quarter of fiscal year 2007 relate to the thirteen weeks ended January 27, 2007.  All references to year-to-date fiscal 2008 relate to the twenty-six weeks ended January 26, 2008.  All references to year-to-date fiscal 2007 relate to the twenty-six weeks ended January 27, 2007.

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

2.              Discontinued Operations

In February 1999, NMG acquired a 56% controlling interest in Kate Spade LLC, a designer and marketer of high—end accessories.  In April 2005, the minority investor in Kate Spade LLC exercised the put option with respect to the sale of the full amount of its 44% stake in such company to NMG. In October 2006, we entered into an agreement to settle the put option whereby we purchased the interest held by the minority investor for approximately $59.4 million.

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

Summarized financial information with respect to the results of operations of Kate Spade LLC is as follows:

(in thousands)	Thirteen weeks ended January 27, 2007	Twenty-Six weeks ended January 27, 2007

Revenues	$10,704	$29,612

Earnings from discontinued operations before income taxes	$2,345	$3,494
Income taxes	1,289	1,967
Net earnings from discontinued operations	1,056	1,527

Gain (loss) on disposition before income taxes	3,467	(12,008)
Income taxes	(1,678)	(10,900)
Net earnings (loss) on disposition	1,789	(22,908)

Earnings (loss) from discontinued operations, net of taxes	$2,845	$(21,381)

In the first quarter of fiscal year 2007, we impaired the intangible assets of Kate Spade LLC by $12.5 million in order to state the net assets of Kate Spade LLC at their estimated net realizable value to NMG.

3.              Goodwill and Intangible Assets, Net

(in thousands)	January 26, 2008	July 28, 2007	January 27, 2007

Goodwill	$1,614,273	$1,605,140	$1,605,140
Tradenames	1,610,315	1,610,315	1,621,788
Customer lists, net	450,065	477,245	504,507
Favorable lease commitments, net	438,549	447,319	456,258
Goodwill and intangible assets, net	$4,113,202	$4,140,019	$4,187,693

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

2008	$72,278
2009	72,278
2010	72,278
2011	61,567
2012	48,922
2013	46,745

4.              Long-term Debt

The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	January 26, 2008	July 28, 2007	January 27, 2007

Senior Secured Term Loan Facility	variable	$1,625,000	$1,625,000	$1,700,000
2028 Debentures	7.125%	121,004	120,906	120,809
Senior Notes	9.0%/9.75%	700,000	700,000	700,000
Senior Subordinated Notes	10.375%	500,000	500,000	500,000
Long-term debt		$2,946,004	$2,945,906	$3,020,809

Senior Secured Asset-Based Revolving Credit Facility.  NMG’s senior secured Asset-Based Revolving Credit Facility provides financing of up to $600.0 million, subject to a borrowing base equal to at any time the lesser of 80% of eligible inventory (valued at the lower of cost or market value) and 85% of net orderly liquidation value of the eligible inventory, less certain reserves.

  The Asset-Based Revolving Credit Facility provides that NMG has the right at any time to request up to $200.0 million of additional commitments, but the lenders are under no obligation to provide any such additional commitments, and any increase in commitments will be subject to customary conditions precedent. NMG’s ability to borrow under any increased commitments would still be limited by the amount of the borrowing base.

As of January 26, 2008, NMG had $576.1 million of unused borrowing availability under the Asset-Based Revolving Credit Facility based on a borrowing base of over $600.0 million and after giving effect to $23.9 million used for letters of credit.  The principal amount of the loans outstanding is due and payable in full on October 6, 2010.

  Borrowings under the Asset-Based Revolving Credit Facility bear interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank Trust Company Americas and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. The initial applicable margin is 0% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings, in each case subject to adjustment based on the historical availability under the Asset-Based Revolving Credit Facility. In addition, NMG is required to pay a commitment fee of 0.375% per annum in respect of the unutilized commitments, subject to downward adjustment if the average revolving loan utilization is 50% or more for any applicable period. NMG must also pay customary letter of credit fees and agency fees.

  All obligations under the Asset-Based Revolving Credit Facility are guaranteed by the Company and certain of NMG’s existing and future domestic subsidiaries (subsidiary guarantors). As of January 26, 2008, the liabilities of NMG’s non-guarantor subsidiaries totaled approximately $4.4 million, or 0.1% of consolidated liabilities, and the assets of NMG’s non-guarantor subsidiaries aggregated approximately $6.3 million, or 0.1% of consolidated total assets. All obligations under NMG’s Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of the Company, NMG and the subsidiary guarantors.

The Asset-Based Revolving Credit Facility contains a number of customary negative covenants and restrictions, but does not require NMG to comply with any financial ratio maintenance covenants.  For a more detailed description of NMG’s Asset-Based Revolving Credit Facility, refer to our Annual Report on Form 10-K for the fiscal year ended July 28, 2007.

Senior Secured Term Loan Facility.  In October 2005, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility.  NMG voluntarily repaid $100.0 million principal amount of the loans under its Senior Secured Term Loan Facility in fiscal year 2006 and $250 million in fiscal year 2007.

  At January 26, 2008, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. At January 26, 2008, the applicable margin with respect to base rate borrowings was 0.75% and the applicable margin with respect to LIBOR borrowings was 1.75%. The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 6.69% at January 26, 2008.

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

All obligations under the Senior Secured Term Loan Facility are unconditionally guaranteed by the Company and each direct and indirect domestic subsidiary of NMG that guarantees the obligations of NMG under its Asset-Based Revolving Credit Facility. All obligations under the Senior Secured Term Loan Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of the Company, NMG and the subsidiary guarantors.

The credit agreement governing the Senior Secured Term Loan Facility contains a number of customary negative covenants and additional covenants related to the security arrangements for the Senior Secured Term Loan Facility. The credit agreement also contains customary affirmative covenants and events of default.  For a more detailed description of the Senior Secured Term Loan Facility, refer to our Annual Report on Form 10-K for the fiscal year ended July 28, 2007.

2028 Debentures.  In May 1998, NMG issued $125.0 million aggregate principal amount of its 7.125% 2028 Debentures. NMG equally and ratably secures its 2028 Debentures by a first lien security interest on certain collateral subject to liens granted under NMG’s Senior Secured Credit Facilities. The 2028 Debentures are guaranteed on an unsecured, senior basis by the Company. For a more detailed description of the 2028 Debentures, refer to our Annual Report on Form 10-K for the fiscal year ended July 28, 2007.

The fair value of the 2028 Debentures at January 26, 2008 was approximately $115.0 million.

Senior Notes.  NMG has $700.0 million aggregate original principal amount of 9.0% / 9.75% Senior Notes under a senior indenture (Senior Indenture).  NMG’s Senior Notes mature on October 15, 2015.

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

  NMG is not required to make any mandatory redemption or sinking fund payments with respect to the Senior Notes.  The indenture governing the Senior Notes contains a number of customary negative covenants and events of default.  For a more detailed description of NMG’s Senior Notes, refer to our Annual Report on Form 10-K for the fiscal year ended July 28, 2007.

  The fair value of NMG’s Senior Notes at January 26, 2008 was approximately $694.8 million.

Senior Subordinated Notes.  NMG has $500.0 million aggregate principal amount of 10.375% Senior Subordinated Notes under a senior subordinated indenture (Senior Subordinated Indenture). NMG’s Senior Subordinated Notes mature on October 15, 2015.

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

NMG is not required to make any mandatory redemption or sinking fund payments with respect to the Senior Subordinated Notes. The indenture governing the Senior Subordinated Notes contains a number of customary negative covenants and events of defaults.  For a more detailed description of NMG’s Senior Subordinated Notes, refer to our Annual Report on Form 10-K for the fiscal year ended July 28, 2007.

The fair value of NMG’s Senior Subordinated Notes at January 26, 2008 was approximately $498.8 million.

  Maturities of Long-Term Debt.  At January 26, 2008, annual maturities of long-term debt during the next five fiscal years and thereafter are as follows (in millions):

2009	$—
2010	—
2011	—
2012	—
2013	1,625.0
Thereafter	1,321.0

  The above table does not reflect future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

Interest Rate Swaps.  The Company uses derivative financial instruments to help manage its interest rate risk. Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit its exposure to interest rate increases related to a portion of its floating rate indebtedness. The interest rate swap agreements terminate after five years.  At January 26, 2008, the fair value of NMG’s interest rate swap agreements was a loss of approximately $49.5 million, which amount is included in other long-term liabilities.

As of the effective date, NMG designated the interest rate swaps as cash flow hedges. As a result, changes in the fair value of NMG’s swaps are recorded as a component of other comprehensive income. At January 26, 2008, we have $31.1 million of unrecognized losses, net of tax, on our interest rate swap agreements included in other comprehensive income.

  As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.508% to 6.733% per quarter through 2010 and result in an average fixed rate of 6.592%.

  Interest expense.  The significant components of interest expense are as follows:

	Quarter-to-Date		Year-to-Date
(in thousands)	Thirteen weeks ended January 26, 2008	Thirteen weeks ended January 27, 2007	Twenty-Six weeks ended January 26, 2008	Twenty-Six weeks ended January 27, 2007

Senior Secured Term Loan Facility	$27,806	$33,068	$55,782	$68,771
2028 Debentures	2,181	2,236	4,365	4,462
Senior Notes	15,453	15,750	30,906	31,500
Senior Subordinated Notes	12,724	12,969	25,448	25,937
Amortization of debt issue costs	3,554	3,535	7,109	7,033
Other	842	941	1,674	1,980
Total interest expense	62,560	68,499	125,284	139,683
Less:
Interest income	1,433	2,109	2,288	3,751
Capitalized interest	730	853	1,376	1,578
Interest expense, net	$60,397	$65,537	$121,620	$134,354

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

We have a qualified defined contribution 401(k) Plan.  Employees make contributions to the 401(k) Plan and we match an employee’s contribution up to a maximum of 6% of the employee’s compensation subject to statutory limitations.

Plan Redesign. On September 7, 2007, our Board of Directors approved certain changes to our long-term benefits program.  Effective January 1, 2008, we offered a new, enhanced retirement savings plan (RSP) subject to participants’ elections to participate (as more fully described below).  For associates participating in the RSP:

•                  Participants’ balances in our 401(k) Plan were automatically transferred to the RSP.

•                  Our matching contributions to the RSP increased to a potential maximum 75% of the employee contributions (up to a 6% deferral) from the potential maximum 50% to the 401(k) Plan (subject to IRS limit of $15,500 in 2008 for employee contributions).

•                  Our matching contributions vest to employees in two years as compared to the three year vesting under the 401(k) Plan.

•                  All current employees, who did not participate in the former 401(k) Plan, and future employees are automatically enrolled in the RSP at a salary deferral rate of 3% once eligibility requirements have been met.

Effective January 1, 2008, we also offered a new defined contribution supplemental executive retirement plan (Defined Contribution SERP Plan).

Concurrent with the implementation of the RSP and the new supplemental executive retirement plan, we froze benefits offered under our Pension and SERP Plans for most employees.  Employees with a minimum of ten years of service and whose ages plus years of service equaled at least 65 (“Rule of 65”) as of December 31, 2007 were allowed either 1) to continue participation in our 401(k) Plan and Pension Plan (and SERP Plan, if eligible) or 2) to freeze the benefits earned under the Pension Plan (and SERP Plan, if eligible) and participate in the RSP. No employee who met vesting requirements forfeited benefits earned prior to January 1, 2008.

In connection with the redesign of our long-term benefits program, we recorded a one-time pension curtailment gain of $32.5 million (recorded as other income in our condensed consolidated statements of earnings) in the first quarter of fiscal year 2008 to reflect the impact of freezing benefits provided under the Pension and SERP Plans as of December 31, 2007.

Costs of Benefits.  The components of the expenses incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Quarter–to–Date		Year–to–Date
(in thousands)	Thirteen weeks ended January 26, 2008	Thirteen weeks ended January 27, 2007	Twenty-Six weeks ended January 26, 2008	Twenty-Six weeks ended January 27, 2007
Pension Plan:
Service cost	$3,409	$3,922	$7,803	$7,844
Interest cost	5,549	5,863	11,390	11,726
Expected return on plan assets	(6,019)	(5,876)	(12,178)	(11,752)
Net amortization of gains	188	—	—	—
Pension Plan expense	$3,127	$3,909	$7,015	$7,818

Curtailment gain	$—	$—	$26,113	$—

SERP Plan:
Service cost	$378	$469	$846	$938
Interest cost	1,203	1,232	2,473	2,464
SERP Plan expense	$1,581	$1,701	$3,319	$3,402

Curtailment gain	$—	$—	$6,337	$—

Defined Contribution SERP Plan	$147	$—	$147	$—

Postretirement Plan:
Service cost	$31	$14	$62	$28
Interest cost	339	227	678	454
Net amortization of losses	137	—	274	—
Postretirement Plan expense	$507	$241	$1,014	$482

Benefit Obligations.  Obligations for our employee benefit plans, included in other long-term liabilities, are as follows:

(in thousands)	January 26, 2008	July 28, 2007	January 27, 2007

Pension Plan	$40,228	$55,603	$86,638
SERP Plan	81,177	86,146	82,897
Defined Contribution SERP Plan	147	—	—
Postretirement Plan	22,855	22,091	15,229
	144,407	163,840	184,764
Less: current portion	(4,019)	(4,019)	—
Long-term portion of benefit obligations	$140,388	$159,821	$184,764

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

In the first quarter of fiscal year 2008, we reduced our recorded liability for projected benefit obligations payable by the Pension Plan by $26.1 million and by the SERP Plan by $6.3 million to reflect the impact of freezing benefits provided under these plans as of December 31, 2007.

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

The cumulative effect of adopting FIN 48 resulted in a net increase to our accruals for uncertain tax positions of $9.1 million for the derecognition of certain tax benefits. This increase to our accruals was offset by a corresponding increase to goodwill as these uncertainties existed at the time of the Acquisition.  At adoption, the gross amount of unrecognized tax benefits was $26.7 million, of which $3.5 million of unrecognized tax benefits would impact our effective tax rate, if recognized.  We classify interest and penalties as a component of income tax expense and our liability for accrued interest and penalties was $8.5 million upon adoption of FIN 48.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. We closed the Internal Revenue Service (IRS) examinations of federal tax returns for fiscal years 2004 and 2003 during the first quarter of fiscal year 2007 and paid the related tax liability during the second quarter of fiscal year 2007.   The IRS is now examining our federal tax returns for fiscal years 2005 and 2006.  We believe our recorded tax liabilities as of January 26, 2008 are sufficient to cover any potential assessments to be made by the IRS upon the completion of their examinations. We will continue to monitor the progress of the IRS examinations and review our recorded tax liabilities for potential audit assessments.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2003.  We believe it is reasonably possible that a significant increase or decrease in the amounts of our unrecognized tax benefits could occur within the next 12 months as a result of negotiated settlements with tax authorities.  However, at this time, an estimate of the range of adjustment cannot be made.

7.              Stock-Based Compensation

The Company has approved equity-based management arrangements which authorize equity awards to be granted to certain management employees for up to 87,992.0 shares of the common stock of the Company.  Options generally vest over four to five years and expire 10 years from the date of grant.

A summary of the status of our stock option plan as of January 26, 2008, July 28, 2007 and January 27, 2007 and changes during the periods ended on these dates is as follows:

	January 26, 2008		July 28, 2007		January 27, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	83,634.3	$1,430	81,716.3	$1,416	81,716.3	$1,416
Granted	260.0	2,684	2,496.0	1,942	2,496.0	1,942
Exercised	—	—	(578.0)	1,590	—	—
Outstanding at end of period	83,894.3	$1,434	83,634.3	$1,430	84,212.3	$1,432
Options exercisable at end of period	40,653.1	$1,385	29,764.1	$1,233	24,533.7	$1,179

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

All grants of stock options have an exercise price equal to the fair market value of our common stock on the date of grant.  Because we are privately held and there is no public market for our common stock, the fair market value of our common stock is determined by our Compensation Committee at the time option grants are awarded.  In determining the fair value of our common stock, the Compensation Committee considers such factors as the Company's actual and projected financial results, the principal amount of the Company's indebtedness, valuations of the Company performed by third parties and other factors it believes are material to the valuation process.

We use the Black-Scholes option-pricing model to determine the fair value of our options as of the date of grant in accordance with the provisions of SFAS 123(R).  A summary of fiscal years 2008, 2007 and 2006 grants and fair value assumptions is as follows:

	Fiscal Year 2008 Grants		Fiscal Year 2007 Grants		Fiscal Year 2006 Grants
	Fair Value Options	Accreting Exercise Price Options	Fair Value Options	Accreting Exercise Price Options	Fair Value Options	Accreting Exercise Price Options
Options outstanding at January 26, 2008	130.0	130.0	1,248.0	1,248.0	43,594.6	37,543.7
Exercise price at January 26, 2008	$2,684	$2,684	$1,942	$2,136	$1,445	$1,749
Term	5	5	5	5	5	5
Volatility	30.0%	30.0%	30.0%	30.0%	29.7%	29.7%
Risk-Free Rate	3.5%	3.5%	4.5%	4.5%	4.2%	4.2%
Dividend Yield	—	—	—	—	—	—
Fair Value	$882	$433	$676	$341	$494	$247

Expected volatility is based on a combination of NMG’s historical volatility adjusted for our new leverage and estimates of implied volatility of our peer group.

We recognized non-cash stock compensation expense of $3.0 million for the twenty-six weeks ended January 26, 2008 and $2.9 million for the twenty-six weeks ended January 27, 2007, which is included in selling, general and administrative expenses. At January 28, 2006, unearned non-cash stock-based compensation that we expect to recognize as expense over the next 5 years aggregates approximately $16.0 million.

8.              Transactions with Sponsors

Pursuant to a management services agreement with affiliates of the Sponsors, and in exchange for on-going consulting and management advisory services that are provided to us by the Sponsors and their affiliates, affiliates of the Sponsors receive an aggregate annual management fee equal to the lesser of (i) 0.25% of our consolidated annual revenues or (ii) $10 million. Affiliates of the Sponsors also receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with services provided pursuant to the agreement. These management fees are payable quarterly in arrears.  We recorded management fees of $6.3 million during the twenty-six weeks ended January 26, 2008 and $5.9 million during the twenty-six weeks ended January 27, 2007, which are included in selling, general and administrative expenses in the condensed consolidated statements of earnings.

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

On February 14, 2008, we filed a lawsuit against HSBC Bank Nevada, N.A. and HSBC Private Label Corporation (collectively, HSBC) alleging a breach by HSBC of our existing Credit Card Program Agreement (the Program Agreement) as well as other claims, and we asked for a temporary restraining order and other injunctive relief. Subsequent to the granting of the temporary restraining order by the Court, we have negotiated and executed a letter of intent with HSBC related to certain proposed amendments to the Program Agreement. These proposed amendments will, among other things, provide for 1) the allocation between HSBC and the Company of additional income, if any, to be generated from our credit card program as a result of certain changes made to the Program Agreement, and 2) the allocation of certain credit losses between HSBC and the Company. We expect to execute the proposed amendments in the third quarter of fiscal year 2008. We do not currently believe either the filing of this lawsuit or the proposed amendments to the Program Agreement will have a material impact on the level of future program income we will earn under the Program Agreement.

10.       Other Income

In the first quarter of fiscal year 2008, we recorded a one-time pension curtailment gain of $32.5 million, or 1.3% of revenues, as a result of our decision to freeze Pension and SERP benefits as of December 31, 2007.  See Note 5 for more information.

In the first quarter of fiscal year 2007, we received consideration aggregating $4.2 million, or 0.2% of revenues, in connection with the merger of Wedding Channel.com, in which we held a minority interest, and The Knot. We accounted for our investment in Wedding Channel.com under the cost method. In prior years, we had previously reduced our carrying value of this investment to zero.

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

12.       Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income:

(in thousands)	January 26, 2008	July 28, 2007	January 27, 2007

Unrealized (loss) gain on financial instruments	$(31,052)	$3,733	$6,843
Unfunded benefit obligations	15,709	17,365	—
Other	322	131	(1,320)
Total accumulated other comprehensive (loss) income	$(15,021)	$21,229	$5,523

(in thousands)	Twenty-Six weeks ended January 26, 2008	Twenty-Six weeks ended July 28, 2007	Twenty-Six weeks ended January 27, 2007

Net earnings from condensed consolidated statements of earnings	$123,061	$43,682	$68,252
Change in unrealized loss on financial instruments	(34,785)	(3,110)	(3,794)
Other	(1,465)	1,451	(512)
Total comprehensive income for the period	$86,811	$42,023	$63,946

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

The following tables set forth the information for our reportable segments:

	Quarter–to–Date		Year–to–Date
(in thousands)	Thirteen weeks ended January 26, 2008	Thirteen weeks ended January 27, 2007	Twenty-Six weeks ended January 26, 2008	Twenty-Six weeks ended January 27, 2007

REVENUES
Specialty Retail stores	$1,136,324	$1,069,946	$2,097,921	$1,949,879
Direct Marketing	237,531	225,890	408,177	385,169
Total	$1,373,855	$1,295,836	$2,506,098	$2,335,048

OPERATING EARNINGS
Specialty Retail stores	$127,917	$121,515	$293,499	$278,090
Direct Marketing	41,968	39,131	65,230	59,930
Subtotal	169,885	160,646	358,729	338,020
Corporate	(17,653)	(14,792)	(31,207)	(24,070)
Amortization of customer lists and favorable lease commitments	(17,953)	(18,050)	(35,949)	(36,082)
Other income (1)	—	—	32,450	4,210
Total	$134,279	$127,804	$324,023	$282,078

CAPITAL EXPENDITURES
Specialty Retail stores	$36,421	$23,274	$76,610	$61,491
Direct Marketing	5,714	5,989	11,563	9,191
Total	$42,135	$29,263	$88,173	$70,682

DEPRECIATION EXPENSE
Specialty Retail stores	$30,331	$29,493	$60,262	$58,434
Direct Marketing	3,776	3,410	7,821	6,480
Subtotal	34,107	32,903	68,083	64,914
Depreciation expense on step-up of fixed assets made in connection with the Acquisition	979	1,170	2,138	2,335
Total	$35,086	$34,073	$70,221	$67,249

	January 26, 2008	January 27, 2007
ASSETS
Tangible assets of Specialty Retail stores	$1,934,006	$1,800,656
Tangible assets of Direct Marketing	175,161	157,400
Corporate assets:
Intangible assets related to Specialty Retail stores	3,550,983	3,600,475
Intangible assets related to Direct Marketing	562,219	587,218
Other	343,454	363,404
Total	$6,565,823	$6,509,153

(1) For the twenty-six weeks ended January 26, 2008, other income represents a one-time pension curtailment gain of $32.5 million as a result of our decision to freeze Pension and SERP benefits as of December 31, 2007.  For the twenty-six weeks ended January 27, 2007, other income represents the proceeds we received in connection with the merger of Wedding Channel.com, in which we held a minority interest, and The Knot. We had previously reduced our carrying value in this investment to zero.

14.       Condensed Consolidating Financial Information (with respect to NMG’s obligations under the Senior Notes and the Senior Subordinated Notes)

All of NMG's obligations under the Senior Notes and the Senior Subordinated Notes, as well as its obligations under the Asset-Based Revolving Credit Facility and the Senior Secured Term Loan Facility, are guaranteed by the Company and certain of NMG’s existing and future domestic subsidiaries (principally, Bergdorf Goodman, Inc. through which NMG conducts the operations of its Bergdorf Goodman stores and NM Nevada Trust which holds legal title to certain real property and intangible assets used by the Company in conducting its operations). The guarantees by the Company and each subsidiary guarantor are full and unconditional and joint and several.  Currently, the Company’s non-guarantor subsidiaries consist principally of an operating subsidiary domiciled in Canada providing support services to our Direct Marketing operations. Previously, our non-guarantor subsidiaries also included Kate Spade LLC (prior to its sale in December 2006), which is reflected in the tables below as discontinued operations.

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

	January 26, 2008
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$234,321	$881	$545	$—	$235,747
Merchandise inventories	—	784,541	100,662	7	—	885,210
Other current assets	—	161,238	9,571	3,681	544	175,034
Total current assets	—	1,180,100	111,114	4,233	544	1,295,991
Property and equipment, net	—	925,987	136,681	2,066	—	1,064,734
Goodwill and intangible assets, net	—	1,922,766	2,190,436	—	—	4,113,202
Other assets	—	91,808	88	—	—	91,896
Investments in subsidiaries	1,647,834	2,320,138	—	—	(3,967,972)	—
Total assets	$1,647,834	$6,440,799	$2,438,319	$6,299	$(3,967,428)	$6,565,823
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$235,147	$41,145	$4,329	$544	$281,165
Accrued liabilities	—	329,710	79,626	57	—	409,393
Other current liabilities	—	2,946	—	—	—	2,946
Total current liabilities	—	567,803	120,771	4,386	544	693,504
Long-term liabilities:
Long-term debt	—	2,946,004	—	—	—	2,946,004
Deferred income taxes	—	962,712	—	—	—	962,712
Other long-term liabilities	—	316,446	(677)	—	—	315,769
Total long-term liabilities	—	4,225,162	(677)	—	—	4,224,485
Total shareholders’ equity	1,647,834	1,647,834	2,318,225	1,913	(3,967,972)	1,647,834
Total liabilities and shareholders’ equity	$1,647,834	$6,440,799	$2,438,319	$6,299	$(3,967,428)	$6,565,823

	July 28, 2007
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$139,333	$1,196	$678	$—	$141,207
Merchandise inventories	—	821,749	96,513	7	—	918,269
Other current assets	—	142,632	8,636	3,681	544	155,493
Total current assets	—	1,103,714	106,345	4,366	544	1,214,969
Property and equipment, net	—	901,072	140,473	2,166	—	1,043,711
Goodwill and intangible assets, net	—	1,945,040	2,194,979	—	—	4,140,019
Other assets	—	102,108	192	—	—	102,300
Investments in subsidiaries	1,558,012	2,333,438	—	—	(3,891,450)	—
Total assets	$1,558,012	$6,385,372	$2,441,989	$6,532	$(3,890,906)	$6,500,999
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$318,439	$38,080	$4,236	$544	$361,299
Accrued liabilities	—	329,625	73,479	58	—	403,162
Other current liabilities	—	3,426	—	—	—	3,426
Total current liabilities	—	651,490	111,559	4,294	544	767,887
Long-term liabilities:
Long-term debt	—	2,945,906	—	—	—	2,945,906
Deferred income taxes	—	1,002,982	—	—	—	1,002,982
Other long-term liabilities	—	226,982	(770)	—	—	226,212
Total long-term liabilities	—	4,175,870	(770)	—	—	4,175,100
Total shareholders’ equity	1,558,012	1,558,012	2,331,200	2,238	(3,891,450)	1,558,012
Total liabilities and shareholders’ equity	$1,558,012	$6,385,372	$2,441,989	$6,532	$(3,890,906)	$6,500,999

	January 27, 2007
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$187,772	$767	$8	$—	$188,547
Merchandise inventories	—	731,482	81,263	7	(461)	812,291
Other current assets	—	154,994	11,025	3,681	544	170,244
Total current assets	—	1,074,248	93,055	3,696	83	1,171,082
Property and equipment, net	—	884,173	148,662	2,179	—	1,035,014
Goodwill and intangible assets, net	—	1,975,358	2,212,335	—	—	4,187,693
Other assets	—	115,069	295	—	—	115,364
Investments in subsidiaries	1,494,613	2,336,705	—	—	(3,831,318)	—
Total assets	$1,494,613	$6,385,553	$2,454,347	$5,875	$(3,831,235)	$6,509,153
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$267,444	$27,725	$4,772	$544	$300,485
Accrued liabilities	—	344,536	82,367	82	—	426,985
Other current liabilities	—	3,425	—	—	—	3,425
Total current liabilities	—	615,405	110,092	4,854	544	730,895
Long-term liabilities:
Long-term debt	—	3,020,809	—	—	—	3,020,809
Deferred income taxes	—	1,033,067	—	—	—	1,033,067
Other long-term liabilities	—	221,659	8,110	—	—	229,769
Total long-term liabilities	—	4,275,535	8,110	—	—	4,283,645
Total shareholders’ equity	1,494,613	1,494,613	2,336,145	1,021	(3,831,779)	1,494,613
Total liabilities and shareholders’ equity	$1,494,613	$6,385,553	$2,454,347	$5,875	$(3,831,235)	$6,509,153

	Thirteen weeks ended January 26, 2008
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,167,217	$206,638	$—	$—	$1,373,855
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	772,879	140,169	186	—	913,234
Selling, general and administrative expenses (excluding depreciation)	—	255,531	37,487	(446)	—	292,572
Income from credit card program	—	(17,506)	(1,763)	—	—	(19,269)
Depreciation expense	—	30,679	4,300	107	—	35,086
Amortization of customer lists and favorable lease commitments	—	15,060	2,893	—	—	17,953
Operating earnings	—	110,574	23,552	153	—	134,279
Interest expense, net	—	60,394	3	—	—	60,397
Intercompany royalty charges (income)	—	83,143	(83,143)	—	—	—
Equity in earnings of subsidiaries	(44,303)	(106,845)	—	—	151,148	—
Earnings (loss) from continuing operations before income taxes	44,303	73,882	106,692	153	(151,148)	73,882
Income taxes	—	29,579	—	—	—	29,579
Net earnings (loss)	$44,303	$44,303	$106,692	$153	$(151,148)	$44,303

	Thirteen weeks ended January 27, 2007
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,103,406	$192,430	$—	$—	$1,295,836
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	720,233	129,831	194	—	850,258
Selling, general and administrative expenses (excluding depreciation)	—	247,458	36,553	(430)	—	283,581
Income from credit card program	—	(16,175)	(1,755)	—	—	(17,930)
Depreciation expense	—	29,127	4,850	96	—	34,073
Amortization of customer lists and favorable lease commitments	—	15,109	2,941	—	—	18,050
Operating earnings	—	107,654	20,010	140	—	127,804
Interest expense, net	—	65,537	—	—	—	65,537
Intercompany royalty charges (income)	—	77,565	(77,565)	—	—	—
Equity in earnings of subsidiaries	(41,023)	(100,560)	—	—	141,583	—
Earnings (loss) from continuing operations before income taxes	41,023	65,112	97,575	140	(141,583)	62,267
Income taxes	—	24,089	—	—	—	24,089
Earnings (loss) from continuing operations	41,023	41,023	97,575	140	(141,583)	38,178
Earnings (loss) from discontinued operations, net of taxes	—	—	—	3,765	(920)	2,845
Net earnings (loss)	$41,023	$41,023	$97,575	$3,905	$(142,503)	$41,023

	Twenty-Six weeks ended January 26, 2008
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,108,676	$397,422	$—	$—	$2,506,098
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,330,577	249,414	379	—	1,580,370
Selling, general and administrative expenses (excluding depreciation)	—	492,555	72,951	(958)	—	564,548
Income from credit card program	—	(32,941)	(3,622)	—	—	(36,563)
Depreciation expense	—	60,961	9,050	210	—	70,221
Amortization of customer lists and favorable lease commitments	—	30,119	5,830	—	—	35,949
Other income	—	(32,450)	—	—	—	(32,450)
Operating earnings	—	259,855	63,799	369	—	324,023
Interest expense, net	—	121,614	6	—	—	121,620
Intercompany royalty charges (income)	—	155,962	(155,962)	—	—	—
Equity in earnings of subsidiaries	(123,061)	(220,124)	—	—	343,185	—
Earnings (loss) from continuing operations before income taxes	123,061	202,403	219,755	369	(343,185)	202,403
Income taxes	—	79,342	—	—	—	79,342
Net earnings (loss)	$123,061	$123,061	$219,755	$369	$(343,185)	$123,061

	Twenty-Six weeks ended January 27, 2007
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,973,882	$361,166	$—	$—	$2,335,048
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,229,552	227,099	386	—	1,457,037
Selling, general and administrative expenses (excluding depreciation)	—	462,447	69,301	(635)	—	531,113
Income from credit card program	—	(30,803)	(3,498)	—	—	(34,301)
Depreciation expense	—	57,555	9,503	191	—	67,249
Amortization of customer lists and favorable lease commitments	—	30,199	5,883	—	—	36,082
Other income	—	(4,210)	—	—	—	(4,210)
Operating earnings	—	229,142	52,878	58	—	282,078
Interest expense, net	—	134,354	—	—	—	134,354
Intercompany royalty charges (income)	—	143,643	(143,643)	—	—	—
Equity in earnings of subsidiaries	(68,252)	(175,198)	—	—	243,450	—
Earnings (loss) from continuing operations before income taxes	68,252	126,343	196,521	58	(243,450)	147,724
Income taxes	—	58,091	—	—	—	58,091
Earnings (loss) from continuing operations	68,252	68,252	196,521	58	(243,450)	89,633
Loss from discontinued operations, net of taxes	—	—	—	(19,892)	(1,489)	(21,381)
Net earnings (loss)	$68,252	$68,252	$196,521	$(19,834)	$(244,939)	$68,252

	Twenty-Six weeks ended January 26, 2008
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$123,061	$123,061	$219,755	$369	$(343,185)	$123,061
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	—	60,961	9,050	210	—	70,221
Amortization of debt issue costs	—	7,109	—	—	—	7,109
Amortization of customer lists and favorable lease commitments	—	30,119	5,830	—	—	35,949
Deferred income taxes	—	(13,673)	—	—	—	(13,673)
Gain on curtailment of defined benefit retirement obligations	—	(32,450)	—	—	—	(32,450)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	14,605	(37)	—	—	14,568
Intercompany royalty income payable (receivable)	—	155,962	(155,962)	—	—	—
Equity in earnings of subsidiaries	(123,061)	(220,124)	—	—	343,185	—
Changes in operating assets and liabilities, net	—	55,281	(74,488)	(792)	—	(19,999)
Net cash provided by (used for) operating activities	—	180,851	4,148	(213)	—	184,786
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(83,790)	(4,463)	80	—	(88,173)
Purchases of short-term investments	—	(10,000)	—	—	—	(10,000)
Sales of short-term investments	—	10,000	—	—	—	10,000
Net cash (used for) provided by investing activities	—	(83,790)	(4,463)	80	—	(88,173)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(2,073)	—	—	—	(2,073)
Net cash used for financing activities	—	(2,073)	—	—	—	(2,073)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	94,988	(315)	(133)	—	94,540
Beginning balance	—	139,333	1,196	678	—	141,207
Ending balance	$—	$234,321	$881	$545	$—	$235,747

	Twenty-Six weeks ended January 27, 2007
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$68,252	$68,252	$196,521	$(19,834)	$(244,939)	$68,252
Loss from discontinued operations	—	—	—	19,892	1,489	21,381
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	—	57,555	9,503	191	—	67,249
Amortization of debt issue costs	—	7,033	—	—	—	7,033
Amortization of customer lists and favorable lease commitments	—	30,199	5,883	—	—	36,082
Deferred income taxes	—	(24,147)	—	—	—	(24,147)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	11,380	1,606	—	—	12,986
Intercompany royalty income payable (receivable)	—	143,643	(143,643)	—	—	—
Equity in earnings of subsidiaries	(68,252)	(175,198)	—	—	243,450	—
Changes in operating assets and liabilities, net	—	25,776	(62,936)	10,340	—	(26,820)
Net cash provided by continuing operating activities	—	144,493	6,934	10,589	—	162,016
Net cash used for discontinued operations	—	—	—	(9,163)	—	(9,163)
Net cash provided by operating activities	—	144,493	6,934	1,426	—	152,853
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(62,445)	(7,153)	(1,084)	—	(70,682)
Payment to minority interest holder in Kate Spade	—	(59,400)	—	—	—	(59,400)
Net proceeds from sale of Kate Spade	—	121,469	—	—	—	121,469
Net cash used for continuing investing activities	—	(376)	(7,153)	(1,084)	—	(8,613)
Net cash used for discontinued operations	—	—	—	(128)	—	(128)
Net cash used for investing activities	—	(376)	(7,153)	(1,212)	—	(8,741)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(178,045)	—	—	—	(178,045)
Debt issuance costs paid	—	(758)	—	—	—	(758)
Proceeds from purchase of common stock	—	150	—	—	—	150
Net cash used for continuing financing activities	—	(178,653)	—	—	—	(178,653)
Net cash used for discontinued operations	—	—	—	(1,675)	—	(1,675)
Net cash used for financing activities	—	(178,653)	—	(1,675)	—	(180,328)
CASH AND CASH EQUIVALENTS
Decrease during the period	—	(34,536)	(219)	(1,461)	—	(36,216)
Beginning balance	—	222,308	986	1,469	—	224,763
Ending balance	$—	$187,772	$767	$8	$—	$188,547

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

	January 26, 2008
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$234,321	$1,426	$—	$235,747
Merchandise inventories	—	784,541	100,669	—	885,210
Other current assets	—	161,238	13,252	544	175,034
Total current assets	—	1,180,100	115,347	544	1,295,991
Property and equipment, net	—	925,987	138,747	—	1,064,734
Goodwill and intangible assets, net	—	1,922,766	2,190,436	—	4,113,202
Other assets	—	91,808	88	—	91,896
Investments in subsidiaries	1,647,834	2,320,138	—	(3,967,972)	—
Total assets	$1,647,834	$6,440,799	$2,444,618	$(3,967,428)	$6,565,823
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$235,147	$45,474	$544	$281,165
Accrued liabilities	—	329,710	79,683	—	409,393
Other current liabilities	—	2,946	—	—	2,946
Total current liabilities	—	567,803	125,157	544	693,504
Long-term liabilities:
Long-term debt	—	2,946,004	—	—	2,946,004
Deferred income taxes	—	962,712	—	—	962,712
Other long-term liabilities	—	316,446	(677)	—	315,769
Total long-term liabilities	—	4,225,162	(677)	—	4,224,485
Total shareholders’ equity	1,647,834	1,647,834	2,320,138	(3,967,972)	1,647,834
Total liabilities and shareholders’ equity	$1,647,834	$6,440,799	$2,444,618	$(3,967,428)	$6,565,823

	July 28, 2007
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$139,333	$1,874	$—	$141,207
Merchandise inventories	—	821,749	96,520	—	918,269
Other current assets	—	142,632	12,317	544	155,493
Total current assets	—	1,103,714	110,711	544	1,214,969
Property and equipment, net	—	901,072	142,639	—	1,043,711
Goodwill and intangible assets, net	—	1,945,040	2,194,979	—	4,140,019
Other assets	—	102,108	192	—	102,300
Investments in subsidiaries	1,558,012	2,333,438	—	(3,891,450)	—
Total assets	$1,558,012	$6,385,372	$2,448,521	$(3,890,906)	$6,500,999
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$318,439	$42,316	$544	$361,299
Accrued liabilities	—	329,625	73,537	—	403,162
Other current liabilities	—	3,426	—	—	3,426
Total current liabilities	—	651,490	115,853	544	767,887
Long-term liabilities:
Long-term debt	—	2,945,906	—	—	2,945,906
Deferred income taxes	—	1,002,982	—	—	1,002,982
Other long-term liabilities	—	226,982	(770)	—	226,212
Total long-term liabilities	—	4,175,870	(770)	—	4,175,100
Total shareholders’ equity	1,558,012	1,558,012	2,333,438	(3,891,450)	1,558,012
Total liabilities and shareholders’ equity	$1,558,012	$6,385,372	$2,448,521	$(3,890,906)	$6,500,999

	January 27, 2007
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$187,772	$775	$—	$188,547
Merchandise inventories	—	731,482	81,270	(461)	812,291
Other current assets	—	154,994	14,706	544	170,244
Total current assets	—	1,074,248	96,751	83	1,171,082
Property and equipment, net	—	884,173	150,841	—	1,035,014
Goodwill and intangible assets, net	—	1,975,358	2,212,335	—	4,187,693
Other assets	—	115,069	295	—	115,364
Investments in subsidiaries	1,494,613	2,336,705	—	(3,831,318)	—
Total assets	$1,494,613	$6,385,553	$2,460,222	$(3,831,235)	$6,509,153
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$267,444	$32,497	$544	$300,485
Accrued liabilities	—	344,536	82,449		426,985
Other current liabilities	—	3,425	—	—	3,425
Total current liabilities	—	615,405	114,946	544	730,895
Long-term liabilities:
Long-term debt	—	3,020,809	—	—	3,020,809
Deferred income taxes	—	1,033,067	—	—	1,033,067
Other long-term liabilities	—	221,659	8,110	—	229,769
Total long-term liabilities	—	4,275,535	8,110	—	4,283,645
Total shareholders’ equity	1,494,613	1,494,613	2,337,166	(3,831,779)	1,494,613
Total liabilities and shareholders’ equity	$1,494,613	$6,385,553	$2,460,222	$(3,831,235)	$6,509,153

	Thirteen weeks ended January 26, 2008
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,167,217	$206,638	$—	$1,373,855
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	772,879	140,355	—	913,234
Selling, general and administrative expenses (excluding depreciation)	—	255,531	37,041	—	292,572
Income from credit card program	—	(17,506)	(1,763)	—	(19,269)
Depreciation expense	—	30,679	4,407	—	35,086
Amortization of customer lists and favorable lease commitments	—	15,060	2,893	—	17,953
Operating earnings	—	110,574	23,705	—	134,279
Interest expense, net	—	60,394	3	—	60,397
Intercompany royalty charges (income)	—	83,143	(83,143)	—	—
Equity in earnings of subsidiaries	(44,303)	(106,845)	—	151,148	—
Earnings (loss) from continuing operations before income taxes	44,303	73,882	106,845	(151,148)	73,882
Income taxes	—	29,579	—	—	29,579
Net earnings (loss)	$44,303	$44,303	$106,845	$(151,148)	$44,303

	Thirteen weeks ended January 27, 2007
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,103,406	$192,430	$—	$1,295,836
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	720,233	130,025	—	850,258
Selling, general and administrative expenses (excluding depreciation)	—	247,458	36,123	—	283,581
Income from credit card program	—	(16,175)	(1,755)	—	(17,930)
Depreciation expense	—	29,127	4,946	—	34,073
Amortization of customer lists and favorable lease commitments	—	15,109	2,941	—	18,050
Operating earnings	—	107,654	20,150	—	127,804
Interest expense, net	—	65,537	—	—	65,537
Intercompany royalty charges (income)	—	77,565	(77,565)	—	—
Equity in earnings of subsidiaries	(41,023)	(100,560)	—	141,583	—
Earnings (loss) from continuing operations before income taxes	41,023	65,112	97,715	(141,583)	62,267
Income taxes	—	24,089	—	—	24,089
Earnings (loss) from continuing operations	41,023	41,023	97,715	(141,583)	38,178
Earnings (loss) from discontinued operations, net of taxes	—	—	3,765	(920)	2,845
Net earnings (loss)	$41,023	$41,023	$101,480	$(142,503)	$41,023

	Twenty-Six weeks ended January 26, 2008
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,108,676	$397,422	$—	$2,506,098
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,330,577	249,793	—	1,580,370
Selling, general and administrative expenses (excluding depreciation)	—	492,555	71,993	—	564,548
Income from credit card program	—	(32,941)	(3,622)	—	(36,563)
Depreciation expense	—	60,961	9,260	—	70,221
Amortization of customer lists and favorable lease commitments	—	30,119	5,830	—	35,949
Other income	—	(32,450)	—	—	(32,450)
Operating earnings	—	259,855	64,168	—	324,023
Interest expense, net	—	121,614	6	—	121,620
Intercompany royalty charges (income)	—	155,962	(155,962)	—	—
Equity in earnings of subsidiaries	(123,061)	(220,124)	—	343,185	—
Earnings (loss) from continuing operations before income taxes	123,061	202,403	220,124	(343,185)	202,403
Income taxes	—	79,342	—	—	79,342
Net earnings (loss)	$123,061	$123,061	$220,124	$(343,185)	$123,061

	Twenty-Six weeks ended January 27, 2007
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,973,882	$361,166	$—	$2,335,048
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,229,552	227,485	—	1,457,037
Selling, general and administrative expenses (excluding depreciation)	—	462,447	68,666	—	531,113
Income from credit card program	—	(30,803)	(3,498)	—	(34,301)
Depreciation expense	—	57,555	9,694	—	67,249
Amortization of customer lists and favorable lease commitments	—	30,199	5,883	—	36,082
Other income	—	(4,210)	—	—	(4,210)
Operating earnings	—	229,142	52,936	—	282,078
Interest expense, net	—	134,354	—	—	134,354
Intercompany royalty charges (income)	—	143,643	(143,643)	—	—
Equity in earnings of subsidiaries	(68,252)	(175,198)	—	243,450	—
Earnings (loss) from continuing operations before income taxes	68,252	126,343	196,579	(243,450)	147,724
Income taxes	—	58,091	—	—	58,091
Earnings (loss) from continuing operations	68,252	68,252	196,579	(243,450)	89,633
Loss from discontinued operations, net of taxes	—	—	(19,892)	(1,489)	(21,381)
Net earnings (loss)	$68,252	$68,252	$176,687	$(244,939)	$68,252

	Twenty-Six weeks ended January 26, 2008
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$123,061	$123,061	$220,124	$(343,185)	$123,061
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	—	60,961	9,260	—	70,221
Amortization of debt issue costs	—	7,109	—	—	7,109
Amortization of customer lists and favorable lease commitments	—	30,119	5,830	—	35,949
Deferred income taxes	—	(13,673)	—	—	(13,673)
Gain on curtailment of defined benefit retirement obligations	—	(32,450)		—	(32,450)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	14,605	(37)	—	14,568
Intercompany royalty income payable (receivable)	—	155,962	(155,962)	—	—
Equity in earnings of subsidiaries	(123,061)	(220,124)	—	343,185	—
Changes in operating assets and liabilities, net	—	55,281	(75,280)	—	(19,999)
Net cash provided by operating activities	—	180,851	3,935	—	184,786
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(83,790)	(4,383)	—	(88,173)
Purchases of short-term investments	—	(10,000)	—	—	(10,000)
Sales of short-term investments	—	10,000	—	—	10,000
Net cash used for investing activities	—	(83,790)	(4,383)	—	(88,173)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(2,073)	—	—	(2,073)
Net cash used for financing activities	—	(2,073)	—	—	(2,073)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	94,988	(448)	—	94,540
Beginning balance	—	139,333	1,874	—	141,207
Ending balance	$—	$234,321	$1,426	$—	$235,747

	Twenty-Six weeks ended January 27, 2007
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$68,252	$68,252	$176,687	$(244,939)	$68,252
Loss from discontinued operations	—	—	19,892	1,489	21,381
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	—	57,555	9,694	—	67,249
Amortization of debt issue costs	—	7,033	—	—	7,033
Amortization of customer lists and favorable lease commitments	—	30,199	5,883	—	36,082
Deferred income taxes	—	(24,147)	—	—	(24,147)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	11,380	1,606	—	12,986
Intercompany royalty income payable (receivable)	—	143,643	(143,643)	—	—
Equity in earnings of subsidiaries	(68,252)	(175,198)	—	243,450	—
Changes in operating assets and liabilities, net	—	25,776	(52,596)	—	(26,820)
Net cash provided by continuing operating activities	—	144,493	17,523	—	162,016
Net cash used for discontinued operations	—	—	(9,163)	—	(9,163)
Net cash provided by operating activities	—	144,493	8,360	—	152,853
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(62,445)	(8,237)	—	(70,682)
Payment to minority interest holder in Kate Spade	—	(59,400)	—	—	(59,400)
Net proceeds from sale of Kate Spade	—	121,469	—	—	121,469
Net cash used for continuing investing activities	—	(376)	(8,237)	—	(8,613)
Net cash used for discontinued operations	—	—	(128)	—	(128)
Net cash used for investing activities	—	(376)	(8,365)	—	(8,741)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(178,045)	—	—	(178,045)
Debt issuance costs paid	—	(758)	—	—	(758)
Proceeds from purchase of common stock	—	150	—	—	150
Net cash used for continuing financing activities	—	(178,653)	—	—	(178,653)
Net cash used for discontinued operations	—	—	(1,675)	—	(1,675)
Net cash used for financing activities	—	(178,653)	(1,675)	—	(180,328)
CASH AND CASH EQUIVALENTS
Decrease during the period	—	(34,536)	(1,680)	—	(36,216)
Beginning balance	—	222,308	2,455	—	224,763
Ending balance	$—	$187,772	$775	$—	$188,547

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

Our fiscal year ends on the Saturday closest to July 31.  All references to the second quarter of fiscal year 2008 relate to the thirteen weeks ended January 26, 2008.  All references to the second quarter of fiscal year 2007 relate to the thirteen weeks ended January 27, 2007.  All references to year-to-date fiscal 2008 relate to the twenty-six weeks ended January 26, 2008.  All references to year-to-date fiscal 2007 relate to the twenty-six weeks ended January 27, 2007.

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise. These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold.  We received vendor allowances of $55.0 million, or 2.2% of revenues, in year-to-date fiscal 2008 and $49.0 million, or 2.1% of revenues, in year-to-date fiscal 2007.

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

Advertising costs incurred by our Specialty Retail segment consist primarily of print media costs related to promotional materials mailed to our customers, while advertising costs incurred by our Direct Marketing operation relate to the production, printing and distribution of our print catalogs and the production of the photographic content on our websites, as well as online marketing costs. We receive advertising allowances from certain of our merchandise vendors. Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media. As a result, these allowances are recorded as a reduction of our advertising costs when earned. Vendor allowances earned and recorded as a reduction to selling, general and administrative expenses aggregated approximately $43.9 million, or 1.7% of revenues, in year-to-date fiscal 2008 and $33.0 million, or 1.4% of revenues, in year-to-date fiscal 2007.

We also receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendor’s merchandise. These allowances are netted against the related compensation expense that we incur. Amounts received from vendors related to compensation programs were $36.1 million, or 1.4% of revenues, for the twenty-six weeks ended January 26, 2008 and $33.1 million, or 1.4% of revenues, for the twenty-six weeks ended January 27, 2007.

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

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net revenues for the periods indicated.

	Quarter-to-Date		Year-to-Date
	Thirteen weeks ended January 26, 2008	Thirteen weeks ended January 27, 2007	Twenty-Six weeks ended January 26, 2008	Twenty-Six weeks ended January 27, 2007

Revenues	100.0%	100.0%	100.0%	100.0%

Cost of goods sold including buying and occupancy costs (excluding depreciation)	66.5	65.6	63.1	62.4
Selling, general and administrative expenses (excluding depreciation)	21.3	21.9	22.5	22.7
Income from credit card program	(1.4)	(1.4)	(1.5)	(1.5)
Depreciation expense	2.6	2.6	2.8	2.9
Amortization of customer lists	1.0	1.0	1.1	1.2
Amortization of favorable lease commitments	0.3	0.3	0.3	0.4
Other income	—	—	(1.3)	(0.2)
Operating earnings	9.8	9.9	12.9	12.1
Interest expense, net	4.4	5.1	4.9	5.8

Earnings from continuing operations before income taxes	5.4	4.8	8.1	6.3
Income taxes	2.2	1.9	3.2	2.5
Earnings from continuing operations	3.2	2.9	4.9	3.8
Earnings (loss) from discontinued operations, net of taxes	—	0.2	—	(0.9)
Net earnings	3.2%	3.2%	4.9%	2.9%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

	Quarter-to-Date		Year-to-Date
(dollars in millions, except sales per square foot)	Thirteen weeks ended January 26, 2008	Thirteen weeks ended January 27, 2007	Twenty-Six weeks ended January 26, 2008	Twenty-Six weeks ended January 27, 2007
REVENUES
Specialty Retail stores	$1,136.3	$1,069.9	$2,097.9	$1,949.9
Direct Marketing	237.5	225.9	408.2	385.1
Total	$1,373.8	$1,295.8	$2,506.1	$2,335.0

OPERATING EARNINGS
Specialty Retail stores	$127.9	$121.5	$293.5	$278.1
Direct Marketing	42.0	39.1	65.2	59.9
Subtotal	169.9	160.6	358.7	338.0
Corporate	(17.6)	(14.7)	(31.2)	(24.0)
Amortization of customer lists and favorable lease commitments	(18.0)	(18.1)	(36.0)	(36.1)
Other income (1)	—	—	32.5	4.2
Total	$134.3	$127.8	$324.0	$282.1

OPERATING PROFIT MARGIN
Specialty Retail stores	11.3%	11.4%	14.0%	14.3%
Direct Marketing	17.7%	17.3%	16.0%	15.6%
Total	9.8%	9.9%	12.9%	12.1%

CHANGE IN COMPARABLE REVENUES (2)
Specialty Retail stores	3.4%	7.0%	4.7%	6.3%
Direct Marketing	5.2%	6.1%	6.0%	9.5%
Total	3.7%	6.8%	4.9%	6.8%

SALES PER SQUARE FOOT
Specialty Retail stores	$190	$187	$353	$342

STORE COUNT
Neiman Marcus and Bergdorf Goodman stores:
Open at beginning of period	41	39	40	38
Opened during the period	—	—	1	1
Open at end of period	41	39	41	39
Clearance centers:
Open at beginning of period	21	18	20	18
Opened during the period	1	1	2	1
Open at end of period	22	19	22	19

NON-GAAP FINANCIAL DATA EBITDA (3)	$187.3	$180.0	$430.2	$385.4
Adjusted EBITDA (3)	$187.3	$180.0	$397.7	$385.4

(1) In year-to-date fiscal 2008, other income represents a one-time pension curtailment gain of $32.5 million as a result of our decision to freeze Pension and SERP benefits as of December 31, 2007.  In year-to-date fiscal 2007, other income represents the proceeds we received in connection with the merger of Wedding Channel.com, in which we held a minority interest, and The Knot. We had previously reduced our carrying value in this investment to zero.

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

Fiscal Year 2008 Highlights

Highlights from the second quarter of fiscal year 2008 include:

•                  Revenues—Our revenues for the second quarter of fiscal year 2008 were $1,373.8 million, an increase of 6.0% as compared to the second quarter of fiscal year 2007. Our revenues for the year-to-date fiscal 2008 period were $2,506.1 million, an increase of 7.3% as compared to the year-to-date fiscal 2007 period. This increase was attributable to 1) increases in comparable revenues, 2) revenues from new stores and 3) higher internet revenues.

Comparable revenues increased 3.7% in the second quarter of fiscal year 2008 and 4.9% in the year-to-date fiscal 2008 period.  This increase in comparable revenues was achieved on top of an increase in comparable revenues of 6.8% in both the second quarter of fiscal year 2007 and the 2007 year-to-date fiscal period.

For Specialty Retail stores, our sales per square foot for the last twelve trailing months increased by 4.2% to $650 as of January 2008 compared to $624 as of January 2007.

•                  Cost of goods sold including buying and occupancy costs (excluding depreciation)—COGS represented 66.5% of revenues in the second quarter of fiscal year 2008 and 65.6% of revenues in the second quarter of fiscal year 2007.  COGS represented 63.1% of revenues in year-to-date fiscal 2008 and 62.4% of revenues in the prior year-to-date fiscal period.  These increases in COGS were due primarily to a higher level of markdowns incurred by our Specialty Retail stores due to a lower than anticipated level of demand we experienced in the Fall season.

•                  Selling, general and administrative expenses (excluding depreciation)—SG&A decreased in the second quarter of fiscal year 2008 to 21.3% of revenues from 21.9% of revenues in the second quarter of fiscal year 2007. SG&A represented 22.5% of revenues in the year-to-date fiscal 2008 period and 22.7% of revenues in the prior year-to-date fiscal period. These decreases in SG&A as a percentage of revenues are primarily due to 1) a lower level of marketing and advertising costs incurred in our Direct Marketing operation due to higher internet revenues and 2) lower estimated annual incentive compensation costs to be incurred in fiscal year 2008, slightly offset by 3) higher employee benefit costs.

•                  Operating earnings—For the second quarter of fiscal year 2008, our operating earnings were $134.3 million, or 9.8% of revenues, compared to $127.8 million, or 9.9% of revenues, in the prior year fiscal quarter.  The decrease in operating earnings of 0.1% of revenues in the second quarter of fiscal year 2008 was primarily due to the increase in COGS by 0.9% of revenues, offset by the decrease in SG&A expenses by 0.6% of revenues described above.

Total operating earnings in year-to-date fiscal 2008 were $324.0 million, or 12.9% of revenues, which included a curtailment gain of $32.5 million, or 1.3% of revenues.  Total operating earnings in year-to-date fiscal 2007 were $282.1 million, or 12.1% of revenues.  Excluding the curtailment gain, operating earnings margin decreased in year-to-date fiscal 2008 by 0.5% of revenues as a result of an increase in COGS by 0.7% of revenues, offset by a decrease in SG&A expenses by 0.2% of revenues.

Thirteen Weeks Ended January 26, 2008 Compared to Thirteen Weeks Ended January 27, 2007

Revenues.  Our revenues for the second quarter of fiscal year 2008 of $1,373.8 million increased $78.0 million, or 6.0%, from $1,295.8 million in the second quarter of fiscal year 2007.  The increase in revenues was due to increases in comparable revenues, revenues from new stores and higher internet revenues.  Revenues increased in the second quarter of fiscal year 2008 compared to the prior year period at all our operating companies.

Comparable revenues for the second quarter of fiscal year 2008 were $1,343.7 million compared to $1,295.8 million in the prior year fiscal quarter, representing an increase of 3.7%.  Comparable revenues increased in the second quarter of fiscal year 2008 by 3.4% for Specialty Retail stores and 5.2% for Direct Marketing compared to the second quarter of fiscal year 2007.  We shifted the timing of our end-of-season clearance sale for certain Specialty Retail store locations into January from February.  With the shift of the end-of-season clearance sales at certain stores into January, revenues from end-of-season clearance sales increased approximately $18 million in the second quarter of fiscal year 2008 compared to the prior year period.

New stores generated sales of $30.1 million in the second quarter of fiscal year 2008. In the second quarter of fiscal year 2008, internet revenues by Direct Marketing were $180.6 million, an increase of 15.9% compared to the second quarter of fiscal year 2007. The increase in internet revenues was partially offset by decreases in catalog revenues as well as a decrease in revenues from the home décor category, primarily offered by our Horchow brand.

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for the second quarter of fiscal year 2008 were 66.5% of revenues compared to 65.6% of revenues in the second quarter of fiscal year 2007.

The net increase in COGS as a percentage of revenues in the second quarter of fiscal year 2008 was primarily due to:

•                 decreased margins generated by our Specialty Retail stores of approximately 0.7% of revenues due primarily to higher markdowns and a lower level of full-price sales in the second quarter of fiscal year 2008; and

•                 decreased margins generated by our Direct Marketing segment of approximately 0.2% of revenues due primarily to lower margins realized on delivery and processing revenues.

The higher level of markdowns incurred by our Specialty Retail stores in the second quarter of fiscal year 2008 is due to a lower than anticipated level of demand we experienced during the Fall season.  As a result, we conducted various promotions in the first and second quarters to liquidate on-hand inventories held in excess of sales trends.

Our Direct Marketing operation continues to use discounted and/or free shipping promotions to customers consistent with promotional activities by other direct marketing retailers.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses were 21.3% of revenues in the second quarter of fiscal year 2008 compared to 21.9% of revenues in the prior year fiscal period.

The net decrease in SG&A expenses as a percentage of revenues in the second quarter of fiscal year 2008 was primarily due to:

•                  a decrease in marketing and advertising costs of approximately 0.4% of revenues incurred by Direct Marketing primarily due to higher internet revenues, which have a lower expense to revenue ratio than catalog revenues; and

•                  lower estimated annual incentive compensation costs of approximately 0.2% of revenues.

Income from credit card program.  We received HSBC Program Income of $19.3 million, or 1.4% of revenues, in the second quarter of fiscal year 2008 compared to $17.9 million, or 1.4% of revenues, in the second quarter of fiscal year 2007.

Depreciation expense.  Depreciation expense was $35.1 million, or 2.6% of revenues, in the second quarter of fiscal year 2008 compared to $34.1 million, or 2.6% of revenues, in the prior year fiscal period.

Amortization expense.  Amortization of intangible assets (customer lists and favorable lease commitments) aggregated $18.0 million, or 1.3% of revenues, in the second quarter of fiscal year 2008 compared to $18.1 million, or 1.3% of revenues, in the second quarter of fiscal year 2007.

Segment operating earnings.  Segment operating earnings for our Specialty Retail stores and Direct Marketing segments do not reflect the impact of adjustments to revalue our assets and liabilities to estimated fair value at the Acquisition date.  See Note 13 to our unaudited condensed consolidated financial statements.

Operating earnings for our Specialty Retail stores segment were $127.9 million, or 11.3% of Specialty Retail stores revenues, for the second quarter of fiscal year 2008 compared to $121.5 million, or 11.4% of Specialty Retail stores revenues, for the prior year fiscal period.  The decrease in operating margin as a percentage of revenues was primarily due to 1) higher markdowns and a lower level of full-price sales as a result of lower than anticipated demand, offset by 2) lower estimated annual incentive compensation costs.

Operating earnings for Direct Marketing increased to $42.0 million, or 17.7% of Direct Marketing revenues, in the second quarter of fiscal year 2008 from $39.1 million, or 17.3% of Direct Marketing revenues, for the prior year period.  The increases in operating earnings and operating margin for Direct Marketing were primarily the result of 1) a decrease in advertising and marketing costs, as a percentage of revenues, due to the continued growth in internet revenues, partially offset by 2) a decrease in margins realized on delivery and processing revenues.

Total operating earnings in the second quarter of fiscal year 2008 were $134.3 million, or 9.8% of revenues compared to $127.8 million, or 9.9% of revenues in the prior year fiscal period.  The decrease in operating earnings in the second quarter of fiscal year 2008 was primarily due to 1) the decrease in margins related to higher markdowns incurred by our Specialty Retail stores and 2) the continued use of discounted and/or free shipping promotions at Direct Marketing, partially offset by 3) decreases in SG&A expenses (primarily advertising and incentive compensation) as a percentage of revenues.

Interest expense, net.  Net interest expense was $60.4 million, or 4.4% of revenues, in the second quarter of fiscal year 2008 and $65.5 million, or 5.1% of revenues, for the prior year period.   The decrease in interest expense is primarily due to the repricing of our term loan in the first and third quarters of fiscal year 2007 as well as the paydown of $250 million of debt during fiscal year 2007.  The significant components of interest expense are as follows:

(in thousands)	Thirteen weeks ended January 26, 2008	Thirteen weeks ended January 27, 2007

Senior Secured Term Loan Facility	$27,806	$33,068
2028 Debentures	2,181	2,236
Senior Notes	15,453	15,750
Senior Subordinated Notes	12,724	12,969
Amortization of debt issue costs	3,554	3,535
Other	842	941
Total interest expense	62,560	68,499
Less:
Interest income	1,433	2,109
Capitalized interest	730	853
Interest expense, net	$60,397	$65,537

Income taxes.  Our effective income tax rate for the thirteen weeks ended January 26, 2008 was 40.0% compared to 38.7% for the thirteen weeks ended January 27, 2007.  Our effective income tax rate for the second quarter of fiscal year 2008 was unfavorably impacted by a decrease in the amount of tax-exempt interest earned and increase in reserves required for uncertain tax positions.

We closed the Internal Revenue Service (IRS) examinations of federal tax returns for fiscal years 2004 and 2003 during the first quarter of fiscal year 2007 and paid the related tax liability during the second quarter of fiscal year 2007.   The IRS is now examining our federal tax returns for fiscal years 2005 and 2006.  We believe our recorded tax liabilities as of January 26, 2008 are sufficient to cover any potential assessments to be made by the IRS upon the completion of their examinations. We will continue to monitor the progress of the IRS examinations and review our recorded tax liabilities for potential audit assessments.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2003.  We believe it is reasonably possible that a significant increase or decrease in the amounts of our unrecognized tax benefits could occur within the next 12 months as a result of negotiated settlements with tax authorities.  However, at this time, an estimate of the range of adjustment cannot be made.

Twenty-Six Weeks Ended January 26, 2008 Compared to Twenty-Six Weeks Ended January 27, 2007

Revenues.  Our revenues for year-to-date fiscal 2008 of $2,506.1 million increased $171.1 million, or 7.3%, from $2,335.0 million in year-to-date fiscal 2007.  The increase in revenues was due to increases in comparable revenues, revenues from new stores and higher internet revenues.  Revenues increased in year-to-date fiscal 2008 compared to the prior year period at all our operating companies.

Comparable revenues for the twenty-six weeks ended January 26, 2008 were $2,450.2 million compared to $2,335.0 million in the prior year fiscal period, representing an increase of 4.9%.  Comparable revenues increased in the year-to-date fiscal 2008 period by 4.7% for Specialty Retail stores and 6.0% for Direct Marketing compared to the same fiscal period of 2007.  We shifted the timing of our end-of-season clearance sale for certain Specialty Retail store locations into January from February.  With the shift of the end-of-season clearance sales at certain stores into January, revenues from end-of-season clearance sales increased approximately $18 million in year-to-date fiscal 2008 compared to the prior year.

New stores generated sales of $55.9 million in year-to-date fiscal 2008 and internet revenues by Direct Marketing were $304.7 million, an increase of 18.6% compared to the prior year fiscal period. The increase in internet revenues was partially offset by decreases in catalog revenues as well as a decrease in revenues from the home décor category.

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for year-to-date fiscal 2008 were 63.1% of revenues compared to 62.4% of revenues for year-to-date fiscal 2007.

The net increase in COGS as a percentage of revenues in year-to-date fiscal 2008 was primarily due to:

•                 decreased margins generated by our Specialty Retail stores of approximately 0.5% of revenues due primarily to higher markdowns and a lower level of full-price sales in year-to-date fiscal 2008; and

•                 decreased margins generated by our Direct Marketing segment of approximately 0.2% of revenues due primarily to lower margins realized on delivery and processing revenues.

The higher level of markdowns incurred by our Specialty Retail stores in year-to-date fiscal 2008 is due to a lower than anticipated level of demand we experienced during the Fall season.  As a result, we conducted various promotions in the first and second quarters to liquidate on-hand inventories held in excess of sales trends.

Our Direct Marketing operation continues to use discounted and/or free shipping promotions to customers consistent with promotional activities by other direct marketing retailers.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses were 22.5% of revenues in year-to-date fiscal 2008 compared to 22.7% of revenues in the prior year fiscal period.

The net decrease in SG&A expenses as a percentage of revenues in year-to-date fiscal 2008 was primarily due to:

•                  a decrease in marketing and advertising costs of approximately 0.3% of revenues incurred by Direct Marketing primarily due to higher internet revenues, which have a lower expense to revenue ratio than catalog revenues; and

•                  lower estimated annual incentive compensation costs of approximately 0.3% of revenues.

These decreases in SG&A expenses, as a percentage of revenues, were partially offset by:

•                  a higher level of advertising and promotions costs of approximately 0.2% of revenues incurred by our Specialty Retail stores during fiscal year 2008 in connection with 1) the celebration of the 100th anniversary of Neiman Marcus in October 2007 and 2) promotional events and activities conducted to facilitate the sell-through of on-hand inventories held in excess of sales trends; and

•                  higher employee benefit costs of approximately 0.2% of revenues.

Income from credit card program.  We received HSBC Program Income of $36.6 million, or 1.5% of revenues, in the year-to-date fiscal 2008 compared to $34.3 million, or 1.5% of revenues, in year-to-date fiscal 2007.

Depreciation expense.  Depreciation expense was $70.2 million, or 2.8% of revenues, in year-to-date fiscal 2008 compared to $67.2 million, or 2.9% of revenues, in the prior year fiscal period.

Amortization expense.  Amortization of intangible assets (customer lists and favorable lease commitments) aggregated $36.0 million, or 1.4% of revenues, in year-to-date fiscal 2008 compared to $36.1 million, or 1.6% of revenues, in year-to-date fiscal 2007.

Other income. In the first quarter of fiscal year 2008, we recorded a one-time pension curtailment gain of $32.5 million, or 1.3% of revenues, as a result of our decision to freeze Pension and SERP benefits as of December 31, 2007.

In the first quarter of fiscal year 2007, we received consideration aggregating $4.2 million, or 0.2% of revenues, in connection with the merger of Wedding Channel.com, in which we held a minority interest, and The Knot. We accounted for our investment in Wedding Channel.com under the cost method. In prior years, we had previously reduced our carrying value of this investment to zero.

Segment operating earnings.  Segment operating earnings for our Specialty Retail stores and Direct Marketing segments do not reflect the impact of adjustments to revalue our assets and liabilities to estimated fair value at the Acquisition date.  See Note 13 to our unaudited condensed consolidated financial statements.

Operating earnings for our Specialty Retail stores segment were $293.5 million, or 14.0% of Specialty Retail stores revenues, for the twenty-six weeks ended January 26, 2008 compared to $278.1 million, or 14.3% of Specialty Retail stores revenues, for the prior year fiscal period.  The decrease in operating margin as a percentage of revenues was primarily due to 1) higher markdowns and a lower level of full-price sales as a result of lower than anticipated demand and 2) net increases in advertising and promotion costs, offset by 3) lower estimated annual incentive compensation costs.

Operating earnings for Direct Marketing increased to $65.2 million, or 16.0% of Direct Marketing revenues, in year-to-date fiscal 2008 from $59.9 million, or 15.6% of Direct Marketing revenues, for the prior year fiscal period.  The increases in operating earnings and operating margin for Direct Marketing were primarily the result of 1) a decrease in advertising and marketing costs, as a percentage of revenues, due to the continued growth in internet revenues, partially offset by 2) a decrease in margins realized on delivery and processing revenues.

Total operating earnings in year-to-date fiscal 2008 were $324.0 million, or 12.9% of revenues, which included a curtailment gain of $32.5 million, or 1.3% of revenues.  Total operating earnings in year-to-date fiscal 2007 were $282.1 million, or 12.1% of revenues.  Excluding the curtailment gain, operating earnings margin decreased in year-to-date fiscal 2008 by 0.5% of revenues as a result of 1) an increase in COGS by 0.7% of revenues due primarily to higher markdowns at Specialty Retail stores and the continued use of discounted and/or free shipping promotions at Direct Marketing, offset by 2) a decrease in SG&A expenses by 0.2% of revenues (primarily advertising and marketing and incentive compensation).

Interest expense, net.  Net interest expense was $121.6 million, or 4.9% of revenues, in year-to-date fiscal 2008 and $134.4 million, or 5.8% of revenues, for the prior year fiscal period.   The decrease in interest expense is primarily due to the repricing of our term loan as well as the paydown of $250 million of debt during fiscal year 2007.  The significant components of interest expense are as follows:

(in thousands)	Twenty-Six weeks ended January 26, 2008	Twenty-Six weeks ended January 27, 2007

Senior Secured Term Loan Facility	$55,782	$68,771
2028 Debentures	4,365	4,462
Senior Notes	30,906	31,500
Senior Subordinated Notes	25,448	25,937
Amortization of debt issue costs	7,109	7,033
Other	1,674	1,980
Total interest expense	125,284	139,683
Less:
Interest income	2,288	3,751
Capitalized interest	1,376	1,578
Interest expense, net	$121,620	$134,354

Income taxes.  Our effective income tax rate for the twenty-six weeks ended January 26, 2008 was 39.2% compared to 39.3% for the twenty-six weeks ended January 27, 2007.

We closed the Internal Revenue Service (IRS) examinations of federal tax returns for fiscal years 2004 and 2003 during the first quarter of fiscal year 2007 and paid the related tax liability during the second quarter of fiscal year 2007.   The IRS is now examining our federal tax returns for fiscal years 2005 and 2006.  We believe our recorded tax liabilities as of January 26, 2008 are sufficient to cover any potential assessments to be made by the IRS upon the completion of their examinations. We will continue to monitor the progress of the IRS examinations and review our recorded tax liabilities for potential audit assessments.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2003.  We believe it is reasonably possible that a significant increase or decrease in the amounts of our unrecognized tax benefits could occur within the next 12 months as a result of negotiated settlements with tax authorities.  However, at this time, an estimate of the range of adjustment cannot be made.

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

The following table reconciles earnings from continuing operations as reflected in our consolidated statements of earnings prepared in accordance with GAAP to EBITDA and Adjusted EBITDA:

	Quarter-to-Date		Year-to-Date
(dollars in millions)	Thirteen weeks ended January 26, 2008	Thirteen weeks ended January 27, 2007	Twenty-Six weeks ended January 26, 2008	Twenty-Six weeks ended January 27, 2007

Earnings from continuing operations	$44.3	$38.2	$123.1	$89.6
Income taxes	29.5	24.1	79.3	58.1
Interest expense, net	60.4	65.5	121.6	134.4
Depreciation	35.1	34.1	70.2	67.2
Amortization of customer lists and favorable lease commitments	18.0	18.1	36.0	36.1
EBITDA (1)	187.3	180.0	430.2	385.4
Non-cash gain on curtailment of defined benefit retirement obligations (1)	—	—	(32.5)	—
Adjusted EBITDA	$187.3	$180.0	$397.7	$385.4

(1)          For year-to-date fiscal 2008, operating earnings and EBITDA include a one-time pension curtailment gain of $32.5 million as a result of our decision to freeze Pension and SERP benefits.

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

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of inventories.  We have typically financed the increases in working capital needs during the first and second fiscal quarters with cash flows from operations and, to a lesser extent, with cash provided from borrowings under our credit facilities. In the year-to-date periods of both fiscal 2008 and 2007, we have made no borrowings under our Asset-Based Revolving Credit Facility.

We believe that operating cash flows, available vendor financing and amounts available pursuant to our senior secured Asset-Based Revolving Credit Facility will be sufficient to fund our operations, anticipated capital expenditure requirements, debt service obligations, contractual obligations and commitments and Pension Plan funding requirements through the end of fiscal year 2008.

At January 26, 2008, cash and cash equivalents were $235.7 million compared to $188.5 million at January 27, 2007. Net cash provided by operating activities was $184.8 million year-to-date fiscal 2008 compared to net cash provided by operating activities of $152.9 million year-to-date fiscal 2007. Cash flows provided by operating activities were higher year-to-date fiscal 2008 than in the prior year fiscal period primarily due to 1) a $14.0 million decrease in pretax cash interest requirements on indebtedness incurred in connection with the Acquisition and 2) $16.4 million increase in developer construction allowances received.

Net cash used for investing activities, representing capital expenditures, was $88.2 million year-to-date fiscal 2008.  Net cash used for investing activities was $8.7 million year-to-date fiscal 2007 which consisted of 1) capital expenditures of $70.7 million, 2) $121.5 million received from Liz Claiborne, Inc. for the sale of Kate Spade and 3) the purchase of the minority interest held in Kate Spade for $59.4 million.

We incurred capital expenditures in fiscal 2008 related to the construction of new stores in Natick and Topanga (the greater Los Angeles area) and the remodel of our Atlanta store. We incurred capital expenditures in fiscal 2007 related to the construction of new stores in Charlotte, Austin and Natick and the remodels of our Houston, San Francisco and Atlanta stores. We opened our Charlotte store in September 2006, our Austin store in March 2007 and our Natick store in September 2007.  We expect to open the Topanga store in Fall 2008. We currently project capital expenditures for fiscal year 2008 to be approximately $185 to $195 million.

Net cash used for financing activities was $2.1 million year-to-date fiscal 2008 as compared to net cash used for financing activities of $180.3 million year-to-date fiscal 2007.  In year-to-date fiscal 2007, we voluntarily repaid $175.0 million principal amount of the loans under the Senior Secured Term Loan Facility.

Financing Structure at January 26, 2008

Our major sources of funds are comprised of vendor financing, a $600.0 million Asset-Based Revolving Credit Facility, $1,625.0 million Senior Secured Term Loan Facility, $700.0 million Senior Notes, $500.0 million Senior Subordinated Notes, $125.0 million 2028 Debentures and operating leases.

Senior Secured Asset-Based Revolving Credit Facility.  NMG’s senior secured Asset-Based Revolving Credit Facility provides financing of up to $600.0 million, subject to a borrowing base equal to at any time the lesser of 80% of eligible inventory (valued at the lower of cost or market value) and 85% of net orderly liquidation value of the eligible inventory, less certain reserves. As of January 26, 2008, NMG had $576.1 million of unused borrowing availability under the Asset-Based Revolving Credit Facility based on a borrowing base of over $600.0 million and after giving effect to $23.9 million used for letters of credit.

See Note 4 of our Notes to Condensed Consolidated Financial Statements in Item 1 for a further description of the terms of the Asset-Based Revolving Credit Facility.

Senior Secured Term Loan Facility.  In October 2005, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility.  NMG voluntarily repaid $100.0 million principal amount of its loans under the Senior Secured Term Loan Facility in fiscal year 2006 and $250 million in fiscal year 2007.

At January 26, 2008, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. At January 26, 2008, the applicable margin with respect to base rate borrowings was 0.75% and the applicable margin with respect to LIBOR borrowings was 1.75%. The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 6.69% at January 26, 2008.

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

Senior Notes.  NMG has $700.0 million aggregate original principal amount of 9.0% / 9.75% Senior Notes under a senior indenture (Senior Indenture).  NMG’s Senior Notes mature on October 15, 2015.

See Note 4 of our Notes to Condensed Consolidated Financial Statements in Item 1 for a further description of the terms of the Senior Notes.

Senior Subordinated Notes.  NMG has $500.0 million aggregate principal amount of 10.375% Senior Subordinated Notes under a senior subordinated indenture (Senior Subordinated Indenture).  NMG’s Senior Subordinated Notes mature on October 15, 2015.

See Note 4 of our Notes to Condensed Consolidated Financial Statements in Item 1 for a further description of the terms of the Senior Subordinated Notes.

Interest Rate Swaps.  NMG uses derivative financial instruments to help manage its interest rate risk. Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit its exposure to interest rate increases related to a portion of its floating rate indebtedness. The interest rate swap agreements terminate after five years.  At January 26, 2008, the fair value of NMG’s interest rate swap agreements was a loss of approximately $49.5 million, which amount is included in other long-term liabilities.

As of the effective date, NMG designated the interest rate swaps as cash flow hedges. As a result, changes in the fair value of NMG’s swaps are recorded subsequent to the effective date as a component of other comprehensive income.

As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.508% to 6.733% per quarter through 2010 and result in an average fixed rate of 6.592%.

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

As of January 26, 2008, NMG had no borrowings outstanding under its Asset-Based Revolving Credit Facility that bears interest at floating rates. Future borrowings under NMG’s Asset-Based Revolving Facility, to the extent of outstanding borrowings, would be affected by interest rate changes.

At January 26, 2008, NMG had $1,625.0 million of debt under its Senior Secured Term Loan Facility issued in connection with the Acquisition that bears interest at floating rates.

NMG uses derivative financial instruments to help manage its interest rate risk.  Effective December 6, 2005, NMG  entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit its exposure to interest rate increases related to a portion of its floating rate indebtedness. The interest rate swap agreements terminate after five years.  As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.508% to 6.733% per quarter through 2010 and result in an average fixed rate of 6.592%. With respect to outstanding borrowings in excess of $1,000.0 million on the Senior Secured Term Loan Facility, such borrowings are at floating rates.  A 1% increase in these floating rates would increase annual interest expense by approximately $6.3 million.

The effects of changes in the U.S. equity and bond markets serve to increase or decrease the value of pension plan assets, resulting in increased or decreased cash funding by the Company. The Company seeks to manage exposure to adverse equity and bond returns by maintaining diversified investment portfolios and utilizing professional investment managers.

ITEM 4.  CONTROLS AND PROCEDURES

a.  Disclosure Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of January 26, 2008, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b.  Changes in Internal Control over Financial Reporting.

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. No change occurred in our internal controls over financial reporting during the quarter ended January 26, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

NEIMAN MARCUS, INC.

PART II

ITEM 1.           LEGAL PROCEEDINGS

On February 14, 2008, we filed a lawsuit in the 160th District Court of Dallas County, Texas against HSBC Bank Nevada, N.A. and HSBC Private Label Corporation (collectively, “HSBC”) alleging a breach by HSBC of our existing Credit Card Program Agreement (the “Program Agreement”) as well as other claims, and we asked for a temporary restraining order and other injunctive relief. Subsequent to the granting of the temporary restraining order by the Court, we have negotiated and executed a letter of intent with HSBC related to certain proposed amendments to the Program Agreement. These proposed amendments will, among other things, provide for 1) the allocation between HSBC and the Company of additional income, if any, to be generated from our credit card program as a result of certain changes made to the Program Agreement, and 2) the allocation of certain credit losses between HSBC and the Company. We expect to execute the proposed amendments in the third quarter of fiscal year 2008. We do not currently believe either the filing of this lawsuit or the proposed amendments to the Program Agreement will have a material impact on the level of future program income we will earn under the Program Agreement.

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

We are highly leveraged.  As of January 26, 2008, the principal amount of NMG’s total indebtedness was approximately $2,953.7 million and the unused borrowing availability under the $600 million Asset-Based Revolving Credit Facility was approximately $576.1 million after giving effect to $23.9 million of letters of credit outstanding thereunder.  NMG’s substantial indebtedness, combined with its lease and other financial obligations and contractual commitments, could have other important consequences. For example, it could:

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

In addition, NMG’s interest expense could increase if interest rates increase because the entire amount of the indebtedness under the senior secured credit facilities bears interest at floating rates.   As of January 26, 2008, NMG had approximately $1,625.0 million principal amount of floating rate debt, consisting of outstanding borrowings under Senior Secured Term Loan Facility.  NMG also had at that date approximately $576.1 million of unused floating rate debt borrowing capacity available under the Asset-Based Revolving Credit Facility based on a borrowing base of over $600.0 million at that date and after giving effect to $23.9 million used for letters of credit.  Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit its exposure to interest rate increases related to a portion of its floating rate indebtedness.

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

We maintain loyalty programs that are designed to cultivate long-term relationships with our customers and enhance the quality of service we provide to our customers. We must constantly monitor and update the terms of our loyalty programs so that they continue to meet the demands and needs of our customers and remain competitive with loyalty programs offered by other high-end specialty retailers. Given that over 50% of our revenues at Neiman Marcus stores during each of the last two calendar years were generated by our InCircle loyalty program members, our failure to continue to provide quality service and competitive loyalty programs to our customers through the InCircle loyalty program could adversely affect our business.

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

10.2*

First Amendment to Employment Agreement by and between The Neiman Marcus Group, Inc., a Delaware corporation, Neiman Marcus, Inc., a Delaware corporation, and Burton M. Tansky effective December 21, 2007 incorporated herein by reference to the Neiman Marcus, Inc.’s Current Report on Form 8-K dated December 21, 2007.

10.3*

Rollover Agreement dated as of October 4, 2005 by and among The Neiman Marcus Group, Inc., Newton Acquisition, Inc., and Burton M. Tansky, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated October 12, 2005.

10.4*

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

10.14

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

10.15*	Newton Acquisition, Inc. Management Equity Incentive Plan, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated December 5, 2005.

10.16*

Stock Option Grant Agreement made as of November 29, 2005 between Newton Acquisition, Inc. and Burton M. Tansky, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated December 5, 2005.

10.17*

Form of Stock Option Grant Agreement made as of November 29, 2005 between Newton Acquisition, Inc. and certain eligible key employees, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated December 5, 2005.

10.18

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

10.19*

Employment Agreement between The Neiman Marcus Group, Inc. and Karen Katz, dated February 1, 2006, effective as of October 6, 2005, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated February 1, 2006.

10.20

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

10.22

Amendment No. 1, dated as of March 28, 2006, to the Pledge and Security Intercreditor Agreement dated as of October 6, 2005, among Neiman Marcus, Inc., The Neiman Marcus Group, Inc., the Subsidiaries party thereto and Credit Suisse, as administrative agent and collateral agent, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated March 29, 2006.

10.23

Credit Card Program Agreement, dated as of June 8, 2005, by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., HSBC Bank Nevada, N.A. and Household Corporation, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated June 8, 2005.

10.24

Form of Servicing Agreement, by and between The Neiman Marcus Group, Inc. and HSBC Bank Nevada, N.A., incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated June 8, 2005.

10.25*

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

10.27*

Confidentiality, Non-Competition and Termination Benefits Agreement between The Neiman Marcus Group, Inc. and Steven P. Dennis dated September 9, 2004, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated September 9, 2004.

10.28*

Newton Acquisition, Inc. Cash Incentive Plan effective as of November 29, 2005, incorporated herein by reference to the Neiman Marcus, Inc. Annual Report on Form 10-K for the fiscal year ended July 29, 2006.

10.29

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

10.30*

The Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan effective as of January 1, 2006, incorporated herein by reference to the Neiman Marcus, Inc. Annual Report on Form 10-K for the fiscal year ended July 29, 2006.

10.31

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

10.32

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

10.33	Amendment to the Newton Acquisition, Inc. Cash Incentive Plan effective as of January 21, 2008. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.

*	Current management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NEIMAN MARCUS, INC.
(Registrant)

Signature	Title	Date

/s/ T. Dale Stapleton	Vice President and Controller	March 5, 2008
T. Dale Stapleton	and Duly Authorized Officer
(principal accounting officer)