Form 10-Q
period 2008-04-26
Neiman Marcus, Inc.
filed 2008-06-04
CIK 1358651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 26, 2008

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

There were 1,012,919 shares of the registrant’s common stock, par value $.01 per share, outstanding at April 26, 2008.

NEIMAN MARCUS, INC.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except shares)	April 26, 2008	July 28, 2007	April 28, 2007

ASSETS
Current assets:
Cash and cash equivalents	$206,104	$141,207	$176,803
Merchandise inventories	958,895	918,269	908,060
Deferred income taxes	39,728	39,728	34,551
Other current assets	137,156	115,765	116,064
Total current assets	1,341,883	1,214,969	1,235,478

Property and equipment, net	1,071,875	1,043,711	1,034,228
Goodwill and intangible assets, net	4,095,249	4,140,019	4,169,661
Debt issuance costs	74,181	84,844	88,398
Other assets	9,536	17,456	23,219
Total assets	$6,592,724	$6,500,999	$6,550,984

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$266,598	$361,299	$297,841
Accrued liabilities	400,214	403,162	416,077
Other current liabilities	1,973	3,426	3,686
Total current liabilities	668,785	767,887	717,604

Long-term liabilities:
Long-term debt	2,946,053	2,945,906	3,020,858
Deferred income taxes	966,844	1,002,982	1,021,524
Deferred real estate credits, net	80,662	54,068	40,474
Other long-term liabilities	219,399	172,144	199,090
Total long-term liabilities	4,212,958	4,175,100	4,281,946

Common stock (par value $0.01 per share, 1,012,919 shares issued at April 26, 2008 and July 28, 2007 and 1,012,341 shares issued at April 28, 2007)	10	10	10
Additional paid-in capital	1,416,971	1,412,386	1,409,882
Accumulated other comprehensive (loss) income	(8,843)	21,229	1,289
Retained earnings	302,843	124,387	140,253
Total shareholders’ equity	1,710,981	1,558,012	1,551,434
Total liabilities and shareholders’ equity	$6,592,724	$6,500,999	$6,550,984

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

(in thousands)	Thirteen weeks ended April 26, 2008	Thirteen weeks ended April 28, 2007

Revenues	$1,062,161	$1,073,374
Cost of goods sold including buying and occupancy costs (excluding depreciation)	636,987	627,879
Selling, general and administrative expenses (excluding depreciation)	238,855	247,652
Income from credit card program	(15,704)	(17,069)
Depreciation expense	35,474	34,255
Amortization of customer lists	13,568	13,621
Amortization of favorable lease commitments	4,385	4,469

Operating earnings	148,596	162,567

Interest expense, net	57,303	63,787

Earnings from continuing operations before income taxes	91,293	98,780

Income taxes	35,898	37,842

Earnings from continuing operations	55,395	60,938

Loss from discontinued operations, net of taxes	—	(1,390)

Net earnings	$55,395	$59,548

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

(in thousands)	Thirty-Nine weeks ended April 26, 2008	Thirty-Nine weeks ended April 28, 2007

Revenues	$3,568,259	$3,408,421
Cost of goods sold including buying and occupancy costs (excluding depreciation)	2,217,357	2,084,916
Selling, general and administrative expenses (excluding depreciation)	803,404	778,767
Income from credit card program	(52,267)	(51,370)
Depreciation expense	105,695	101,503
Amortization of customer lists	40,747	40,764
Amortization of favorable lease commitments	13,155	13,408
Other income	(32,450)	(4,210)

Operating earnings	472,618	444,643

Interest expense, net	178,923	198,142

Earnings from continuing operations before income taxes	293,695	246,501

Income taxes	115,239	95,932

Earnings from continuing operations	178,456	150,569

Loss from discontinued operations, net of taxes	—	(22,771)

Net earnings	$178,456	$127,798

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)	Thirty-Nine weeks ended April 26, 2008	Thirty-Nine weeks ended April 28, 2007

CASH FLOWS - OPERATING ACTIVITIES
Net earnings	$178,456	$127,798
Loss from discontinued operations	—	22,771
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation expense	105,695	101,503
Amortization of debt issue costs	10,663	10,588
Amortization of customer lists and favorable lease commitments	53,902	54,172
Gain on curtailment of defined benefit retirement obligations	(32,450)	—
Deferred income taxes	(13,569)	(26,271)
Other, primarily costs related to defined benefit pension plans	18,631	17,468
	321,328	308,029
Changes in operating assets and liabilities:
Increase in merchandise inventories	(40,626)	(114,439)
Increase in other current assets	(21,391)	(45,689)
(Increase) decrease in other assets	(1,325)	329
(Decrease) increase in accounts payable and accrued liabilities	(71,281)	38,356
Increase in deferred real estate credits	29,768	757
Funding of defined benefit pension plan	(15,000)	—
Net cash provided by operating activities – continuing operations	201,473	187,343
Net cash used for operating activities – discontinued operations	—	(10,553)
Net cash provided by operating activities	201,473	176,790
CASH FLOWS – INVESTING ACTIVITIES
Capital expenditures	(133,130)	(104,163)
Purchases of short-term investments	(10,000)	—
Sales of short-term investments	10,000	—
Payment to minority interest holder in Kate Spade	—	(59,400)
Net proceeds from sale of Kate Spade	—	121,469
Net cash used for investing activities – continuing operations	(133,130)	(42,094)
Net cash used for investing activities – discontinued operations	—	(128)
Net cash used for investing activities	(133,130)	(42,222)
CASH FLOWS – FINANCING ACTIVITIES
Repayment of borrowings	(3,446)	(4,554)
Repayment of borrowings under senior term loan facility	—	(175,000)
Debt issuance costs paid	—	(1,449)
Proceeds from purchase of common stock	—	150
Net cash used for financing activities – continuing operations	(3,446)	(180,853)
Net cash used for financing activities – discontinued operations	—	(1,675)
Net cash used for financing activities	(3,446)	(182,528)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	64,897	(47,960)
Beginning balance	141,207	224,763
Ending balance - continuing operations	$206,104	$176,803

Supplemental Schedule of Cash Flow Information

Cash paid during the period for:
Interest	$188,065	$208,068
Income taxes	$109,893	$117,469
Noncash activities:
Additions to property and equipment	$—	$1,607
Increase in goodwill upon adoption of accounting standard	$9,133	$—

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

The specialty retail industry is seasonal in nature, with a higher level of sales typically generated in the fall and holiday selling seasons.  Due to seasonal and other factors, the results of operations for the third quarter of fiscal year 2008 are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

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

Our fiscal year ends on the Saturday closest to July 31.  All references to the third quarter of fiscal year 2008 relate to the thirteen weeks ended April 26, 2008.  All references to the third quarter of fiscal year 2007 relate to the thirteen weeks ended April 28, 2007.  All references to year-to-date fiscal 2008 relate to the thirty-nine weeks ended April 26, 2008.  All references to year-to-date fiscal 2007 relate to the thirty-nine weeks ended April 28, 2007.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161).  SFAS 161 enhances current disclosures related to derivative instruments and hedging activities to provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or our second fiscal quarter ending January 31, 2009. We have not yet evaluated the impact, if any, of adopting SFAS 161 on our consolidated financial statements.

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

Summarized financial information with respect to the results of operations of Kate Spade LLC is as follows:

(in thousands)	Thirteen weeks ended April 28, 2007	Thirty-Nine weeks ended April 28, 2007

Revenues	$—	$29,612

Earnings from discontinued operations before income taxes	$—	$3,494
Income taxes	—	1,967
Net earnings from discontinued operations	—	1,527

Loss on disposition before income taxes	(1,390)	(13,398)
Income taxes	—	(10,900)
Net loss on disposition	(1,390)	(24,298)

Loss from discontinued operations, net of taxes	$(1,390)	$(22,771)

In the first quarter of fiscal year 2007, we impaired the intangible assets of Kate Spade LLC by $12.5 million in order to state the net assets of Kate Spade LLC at their estimated net realizable value to NMG.

3.              Goodwill and Intangible Assets, Net

(in thousands)	April 26, 2008	July 28, 2007	April 28, 2007

Goodwill	$1,614,273	$1,605,140	$1,605,140
Tradenames	1,610,315	1,610,315	1,621,788
Customer lists, net	436,497	477,245	490,945
Favorable lease commitments, net	434,164	447,319	451,788
Goodwill and intangible assets, net	$4,095,249	$4,140,019	$4,169,661

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

2008	$72,149
2009	72,149
2010	72,149
2011	61,438
2012	49,013
2013	46,881

4.              Long-term Debt

The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	April 26, 2008	July 28, 2007	April 28, 2007

Senior Secured Term Loan Facility	variable	$1,625,000	$1,625,000	$1,700,000
2028 Debentures	7.125%	121,053	120,906	120,858
Senior Notes	9.0%/9.75%	700,000	700,000	700,000
Senior Subordinated Notes	10.375%	500,000	500,000	500,000
Long-term debt		$2,946,053	$2,945,906	$3,020,858

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

As of April 26, 2008, NMG had $575.6 million of unused borrowing availability under the Asset-Based Revolving Credit Facility based on a borrowing base of over $600.0 million and after giving effect to $24.4 million used for letters of credit.  The principal amount of the loans outstanding is due and payable in full on October 6, 2010.

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

All obligations under the Asset-Based Revolving Credit Facility are guaranteed by the Company and certain of NMG’s existing and future domestic subsidiaries (subsidiary guarantors). As of April 26, 2008, the liabilities of NMG’s non-guarantor subsidiaries totaled approximately $4.4 million, or 0.1% of consolidated liabilities, and the assets of NMG’s non-guarantor subsidiaries aggregated approximately $6.4 million, or 0.1% of consolidated total assets. All obligations under NMG’s Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of the Company, NMG and the subsidiary guarantors.

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

At April 26, 2008, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. At April 26, 2008, the applicable margin with respect to base rate borrowings was 0.75% and the applicable margin with respect to LIBOR borrowings was 1.75%. The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.76% at April 26, 2008.

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

The fair value of the 2028 Debentures at April 26, 2008 was approximately $115.0 million.

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

The fair value of NMG’s Senior Notes at April 26, 2008 was approximately $724.5 million.

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

The fair value of NMG’s Senior Subordinated Notes at April 26, 2008 was approximately $522.5 million.

Maturities of Long-Term Debt.  At April 26, 2008, annual maturities of long-term debt during the next five fiscal years and thereafter are as follows (in millions):

2009	$—
2010	—
2011	—
2012	—
2013	1,625.0
Thereafter	1,321.1

The above table does not reflect future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

Interest Rate Swaps.  The Company uses derivative financial instruments to help manage its interest rate risk. Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit its exposure to interest rate increases related to a portion of its floating rate indebtedness. The interest rate swap agreements terminate after five years.  At April 26, 2008, the fair value of NMG’s interest rate swap agreements was a loss of approximately $39.4 million, which amount is included in other long-term liabilities.

As of the effective date, NMG designated the interest rate swaps as cash flow hedges. As a result, changes in the fair value of NMG’s swaps are recorded as a component of other comprehensive (loss) income. At April 26, 2008, we have $24.9 million of unrecognized losses, net of tax, on our interest rate swap agreements included in accumulated other comprehensive (loss) income.

As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.511% to 6.733% per quarter through 2010 and result in an average fixed rate of 6.599%.

Interest expense.  The significant components of interest expense are as follows:

	Quarter-to-Date		Year-to-Date
(in thousands)	Thirteen weeks ended April 26, 2008	Thirteen weeks ended April 28, 2007	Thirty-Nine weeks ended April 26, 2008	Thirty-Nine weeks ended April 28, 2007

Senior Secured Term Loan Facility	$24,289	$30,648	$80,071	$99,419
2028 Debentures	2,185	2,227	6,550	6,689
Senior Notes	15,786	15,750	46,691	47,250
Senior Subordinated Notes	12,998	12,969	38,446	38,906
Amortization of debt issue costs	3,554	3,554	10,663	10,588
Other	763	867	2,439	2,847
Total interest expense	59,575	66,015	184,860	205,699
Less:
Interest income	1,304	1,665	3,592	5,416
Capitalized interest	968	563	2,345	2,141
Interest expense, net	$57,303	$63,787	$178,923	$198,142

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

Concurrent with the implementation of the RSP and the Defined Contribution SERP Plan, we froze benefits offered under our Pension and SERP Plans for most employees.  Employees with a minimum of ten years of service and whose ages plus years of service equaled at least 65 (Rule of 65) as of December 31, 2007 were allowed either 1) to continue participation in our 401(k) Plan and Pension Plan (and SERP Plan, if eligible) or 2) to freeze the benefits earned under the Pension Plan (and SERP Plan, if eligible) and participate in the RSP. No employee who met vesting requirements forfeited benefits earned prior to January 1, 2008.

In connection with the redesign of our long-term benefits program, we recorded a one-time pension curtailment gain of $32.5 million (recorded as other income in our condensed consolidated statements of earnings) in the first quarter of fiscal year 2008 to reflect the impact of freezing benefits provided under the Pension and SERP Plans as of December 31, 2007.

Costs of Benefits.  The components of the expenses incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Quarter-to-Date		Year-to-Date
(in thousands)	Thirteen weeks ended April 26, 2008	Thirteen weeks ended April 28, 2007	Thirty-Nine weeks ended April 26, 2008	Thirty-Nine weeks ended April 28, 2007
Pension Plan:
Service cost	$1,506	$3,321	$9,309	$11,165
Interest cost	5,738	4,935	17,128	16,661
Expected return on plan assets	(6,224)	(5,842)	(18,402)	(17,594)
Net amortization of gains	—	—	—	—
Pension Plan expense	$1,020	$2,414	$8,035	$10,232

Curtailment gain	$—	$—	$26,113	$—

SERP Plan:
Service cost	$204	$351	$1,050	$1,289
Interest cost	1,244	1,232	3,716	3,696
SERP Plan expense	$1,448	$1,583	$4,766	$4,985

Curtailment gain	$—	$—	$6,337	$—

Defined Contribution SERP Plan	$219	$—	$366	$—

Postretirement Plan:
Service cost	$31	$15	$93	$43
Interest cost	339	136	1,017	590
Net amortization of losses (gains)	137	(48)	411	(48)
Postretirement Plan expense	$507	$103	$1,521	$585

Benefit Obligations.  Obligations for our employee benefit plans, included in other long-term liabilities, are as follows:

(in thousands)	April 26, 2008	July 28, 2007	April 28, 2007

Pension Plan	$26,248	$55,603	$89,044
SERP Plan	81,875	86,146	83,962
Defined Contribution SERP Plan	366	—	—
Postretirement Plan	22,924	22,091	14,984
	131,413	163,840	187,990
Less: current portion	(4,019)	(4,019)	—
Long-term portion of benefit obligations	$127,394	$159,821	$187,990

We adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans” (SFAS 158), in the fourth quarter of fiscal year 2007.  In connection with the adoption of SFAS 158, we adjusted the carrying values of our previously recorded obligations to equal their unfunded status at July 28, 2007.  These aggregate adjustments resulted in a net decrease in the carrying values of our obligations by approximately $28.7 million, which amount was recorded (net of taxes of $11.3 million) as an increase in accumulated other comprehensive (loss) income in our statement of shareholders’ equity for fiscal year 2007.

In the first quarter of fiscal year 2008, we reduced our recorded liability for projected benefit obligations payable by the Pension Plan by $26.1 million and by the SERP Plan by $6.3 million to reflect the impact of freezing benefits provided under these plans as of December 31, 2007.

Funding Policy and Plan Assets.  Our policy is to fund the Pension Plan at or above the minimum required by law. We were not required to make contributions to the Pension Plan during fiscal year 2008.  In the third quarter of fiscal year 2008, we made a voluntary $15.0 million contribution to our Pension Plan.  In fiscal year 2007, we made no contributions to our Pension Plan.

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

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. We closed the Internal Revenue Service (IRS) examinations of federal tax returns for fiscal years 2004 and 2003 during the first quarter of fiscal year 2007 and paid the related tax liability during the second quarter of fiscal year 2007.   The IRS is now examining our federal tax returns for fiscal years 2005 and 2006.  We believe our recorded tax liabilities as of April 26, 2008 are sufficient to cover any potential assessments to be made by the IRS upon the completion of their examinations. We will continue to monitor the progress of the IRS examinations and review our recorded tax liabilities for potential audit assessments.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2003.  We believe it is reasonably possible that adjustments in the amounts of our unrecognized tax benefits could occur within the next 12 months as a result of negotiated settlements with tax authorities.  At this time, we do not believe such adjustments will have a material impact on our consolidated financial statements.

7.              Stock-Based Compensation

The Company has approved equity-based management arrangements which authorize equity awards to be granted to certain management employees for up to 87,992.0 shares of the common stock of the Company.  Options generally vest over four to five years and expire 10 years from the date of grant.

A summary of the status of our stock option plan as of April 26, 2008, July 28, 2007 and April 28, 2007 and changes during the periods ended on these dates is as follows:

	Thirty-Nine weeks ended April 26, 2008		Fiscal year ended July 28, 2007		Thirty-Nine weeks ended April 28, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	83,634.3	$1,430	81,716.3	$1,416	81,716.3	$1,416
Granted	260.0	2,684	2,496.0	1,942	2,496.0	1,942
Exercised	—	—	(578.0)	1,590	—	—
Outstanding at end of period	83,894.3	$1,434	83,634.3	$1,430	84,212.3	$1,432
Options exercisable at end of period	43,682.1	$1,401	29,764.1	$1,233	27,437.9	$1,215

The exercise price of approximately 50% of our options escalate at a 10% compound rate per year until the earlier to occur of (i) exercise, (ii) the fifth anniversary of the date of grant or (iii) the occurrence of a change in control. However, in the event the Sponsors cause the sale of shares of the Company to an unaffiliated entity, the exercise price will cease to accrete at the time of the sale with respect to a pro rata portion of the accreting options.

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

We use the Black-Scholes option-pricing model to determine the fair value of our options as of the date of grant in accordance with the provisions of SFAS 123(R).  A summary of fiscal years 2008, 2007 and 2006 grants and fair value assumptions is as follows:

	Fiscal Year 2008 Grants		Fiscal Year 2007 Grants		Fiscal Year 2006 Grants
	Fair Value Options	Accreting Exercise Price Options	Fair Value Options	Accreting Exercise Price Options	Fair Value Options	Accreting Exercise Price Options
Options outstanding at April 26, 2008	130.0	130.0	1,248.0	1,248.0	43,594.6	37,543.7
Exercise price at April 26, 2008	$2,684	$2,684	$1,942	$2,136	$1,445	$1,749
Term	5	5	5	5	5	5
Volatility	30.0%	30.0%	30.0%	30.0%	29.7%	29.7%
Risk-Free Rate	3.5%	3.5%	4.5%	4.5%	4.2%	4.2%
Dividend Yield	—	—	—	—	—	—
Fair Value	$882	$433	$676	$341	$494	$247

Expected volatility is based on a combination of NMG’s historical volatility adjusted for our leverage and estimates of implied volatility of our peer group.

We recognized non-cash stock compensation expense of $4.5 million for the thirty-nine weeks ended April 26, 2008 and $4.4 million for the thirty-nine weeks ended April 28, 2007, which is included in selling, general and administrative expenses. At April 26, 2008, unearned non-cash stock-based compensation that we expect to recognize as expense over the next 5 years aggregates approximately $14.5 million.

8.              Transactions with Sponsors

Pursuant to a management services agreement with affiliates of the Sponsors, and in exchange for on-going consulting and management advisory services that are provided to us by the Sponsors and their affiliates, affiliates of the Sponsors receive an aggregate annual management fee equal to the lesser of (i) 0.25% of our consolidated annual revenues or (ii) $10 million. Affiliates of the Sponsors also receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with services provided pursuant to the agreement. These management fees are payable quarterly in arrears.  We recorded management fees of $8.9 million during the thirty-nine weeks ended April 26, 2008 and $8.6 million during the thirty-nine weeks ended April 28, 2007, which are included in selling, general and administrative expenses in the condensed consolidated statements of earnings.

The management services agreement also provides that affiliates of the Sponsors may receive future fees in connection with certain subsequent financing and acquisition or disposition transactions. The management services agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

9.              Income from Credit Card Program

Pursuant to a long-term marketing and servicing alliance with HSBC Private Label Corporation (formerly known as Household Corporation) and HSBC Bank Nevada, N.A. (collectively referred to as HSBC), HSBC offers credit card and non-card payment plans bearing our brands and we receive ongoing payments from HSBC based on credit card sales and compensation for marketing and servicing activities (HSBC Program Income).  We recognize HSBC Program Income when earned.

On April 21, 2008, we entered into an amendment to our Credit Card Program Agreement (the Program Agreement), dated as of June 8, 2005, with HSBC. The amendment was entered into subsequent to the filing of a lawsuit by the Company against HSBC alleging a breach of the Program Agreement, as well as other claims, including application for the granting of a temporary restraining order and other injunctive relief. The amendment, among other things, provides for 1) the allocation between HSBC and NMG of additional income, if any, to be generated from the credit card program as a result of certain changes made to the Program Agreement, 2) the allocation of certain credit card losses between HSBC and NMG and 3) the dismissal of the lawsuit and temporary restraining order without prejudice. We do not expect that the amendment will have a material impact on the level of our future income under the Program Agreement.

10.       Other Income

In the first quarter of fiscal year 2008, we recorded a one-time pension curtailment gain of $32.5 million, or 0.9% of revenues, as a result of our decision to freeze Pension and SERP benefits as of December 31, 2007.  See Note 5 for more information.

In the first quarter of fiscal year 2007, we received consideration aggregating $4.2 million, or 0.1% of revenues, in connection with the merger of Wedding Channel.com, in which we held a minority interest, and The Knot. We accounted for our investment in Wedding Channel.com under the cost method. In prior years, we had previously reduced our carrying value of this investment to zero.

11.       Commitments and Contingencies

Long-term Incentive Plan.  The Company has a long-term incentive plan (Long-term Incentive Plan) that provides for a cash incentive payable upon a change of control, as defined, subject to the attainment of certain performance objectives to certain employees.  Performance objectives and targets are based on cumulative EBITDA percentages for three year periods beginning in fiscal year 2006.  Earned awards for each completed performance period will be credited to a book account and will earn interest at a contractually defined annual rate until the award is paid.  Awards will be paid within 30 days of a change of control or the first day there is a public market of at least 20% of total outstanding common stock.

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

12.       Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income:

(in thousands)	April 26, 2008	July 28, 2007	April 28, 2007

Unrealized (loss) gain on financial instruments	$(24,859)	$3,733	$1,399
Change in unfunded benefit obligations	15,709	17,365	—
Other	307	131	(110)
Total accumulated other comprehensive (loss) income	$(8,843)	$21,229	$1,289

	Thirty-Nine weeks ended April 26, 2008	Thirty-Nine weeks ended July 28, 2007	Thirty-Nine weeks ended April 28, 2007
Net earnings from condensed consolidated statements of earnings	$178,456	$84,703	$127,798
Change in unrealized (loss) gain on financial instruments	(28,592)	839	(9,238)
Other	(1,480)	253	698
Total comprehensive income for the period	$148,384	$85,795	$119,258

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

The following tables set forth the information for our reportable segments:

	Quarter-to-Date		Year-to-Date
(in thousands)	Thirteen weeks ended April 26, 2008	Thirteen weeks ended April 28, 2007	Thirty-Nine weeks ended April 26, 2008	Thirty-Nine weeks ended April 28, 2007

REVENUES
Specialty Retail stores	$893,556	$908,010	$2,991,477	$2,857,889
Direct Marketing	168,605	165,364	576,782	550,532
Total	$1,062,161	$1,073,374	$3,568,259	$3,408,421

OPERATING EARNINGS
Specialty Retail stores	$151,291	$168,119	$444,788	$446,209
Direct Marketing	28,025	29,805	93,256	89,735
Subtotal	179,316	197,924	538,044	535,944
Corporate	(12,767)	(17,267)	(43,974)	(41,339)
Amortization of customer lists and favorable lease commitments	(17,953)	(18,090)	(53,902)	(54,172)
Other income (1)	—	—	32,450	4,210
Total	$148,596	$162,567	$472,618	$444,643

CAPITAL EXPENDITURES
Specialty Retail stores	$40,326	$28,275	$116,936	$89,766
Direct Marketing	4,631	5,206	16,194	14,397
Total	$44,957	$33,481	$133,130	$104,163

DEPRECIATION EXPENSE
Specialty Retail stores	$30,502	$29,629	$90,765	$88,063
Direct Marketing	4,128	3,461	11,948	9,941
Subtotal	34,630	33,090	102,713	98,004
Depreciation expense on step-up of fixed assets made in connection with the Acquisition	844	1,165	2,982	3,499
Total	$35,474	$34,255	$105,695	$101,503

	April 26, 2008	April 28, 2007
ASSETS
Tangible assets of Specialty Retail stores	$2,001,474	$1,918,284
Tangible assets of Direct Marketing	182,624	165,899
Corporate assets:
Intangible assets related to Specialty Retail stores	3,536,723	3,586,137
Intangible assets related to Direct Marketing	558,526	583,524
Other	313,377	297,140
Total	$6,592,724	$6,550,984

(1) For the thirty-nine weeks ended April 26, 2008, other income represents a one-time pension curtailment gain of $32.5 million as a result of our decision to freeze Pension and SERP benefits as of December 31, 2007.  For the thirty-nine weeks ended April 28, 2007, other income represents the proceeds we received in connection with the merger of Wedding Channel.com, in which we held a minority interest, and The Knot. We had previously reduced our carrying value in this investment to zero.

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

	April 26, 2008
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$204,508	$631	$965	$—	$206,104
Merchandise inventories	—	849,409	109,479	7	—	958,895
Other current assets	—	162,174	10,485	3,681	544	176,884
Total current assets	—	1,216,091	120,595	4,653	544	1,341,883
Property and equipment, net	—	936,047	134,088	1,740	—	1,071,875
Goodwill and intangible assets, net	—	1,907,706	2,187,543	—	—	4,095,249
Other assets	—	83,673	44	—	—	83,717
Investments in subsidiaries	1,710,981	2,325,361	—	—	(4,036,342)	—
Total assets	$1,710,981	$6,468,878	$2,442,270	$6,393	$(4,035,798)	$6,592,724
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$227,705	$34,042	$4,307	$544	$266,598
Accrued liabilities	—	314,632	85,470	112	—	400,214
Other current liabilities	—	1,973	—	—	—	1,973
Total current liabilities	—	544,310	119,512	4,419	544	668,785
Long-term liabilities:
Long-term debt	—	2,946,053	—	—	—	2,946,053
Deferred income taxes	—	966,844	—	—	—	966,844
Other long-term liabilities	—	300,690	(629)	—	—	300,061
Total long-term liabilities	—	4,213,587	(629)	—	—	4,212,958
Total shareholders’ equity	1,710,981	1,710,981	2,323,387	1,974	(4,036,342)	1,710,981
Total liabilities and shareholders’ equity	$1,710,981	$6,468,878	$2,442,270	$6,393	$(4,035,798)	$6,592,724

	July 28, 2007
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$139,333	$1,196	$678	$—	$141,207
Merchandise inventories	—	821,749	96,513	7	—	918,269
Other current assets	—	142,632	8,636	3,681	544	155,493
Total current assets	—	1,103,714	106,345	4,366	544	1,214,969
Property and equipment, net	—	901,072	140,473	2,166	—	1,043,711
Goodwill and intangible assets, net	—	1,945,040	2,194,979	—	—	4,140,019
Other assets	—	102,108	192	—	—	102,300
Investments in subsidiaries	1,558,012	2,333,438	—	—	(3,891,450)	—
Total assets	$1,558,012	$6,385,372	$2,441,989	$6,532	$(3,890,906)	$6,500,999
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$318,439	$38,080	$4,236	$544	$361,299
Accrued liabilities	—	329,625	73,479	58	—	403,162
Other current liabilities	—	3,426	—	—	—	3,426
Total current liabilities	—	651,490	111,559	4,294	544	767,887
Long-term liabilities:
Long-term debt	—	2,945,906	—	—	—	2,945,906
Deferred income taxes	—	1,002,982	—	—	—	1,002,982
Other long-term liabilities	—	226,982	(770)	—	—	226,212
Total long-term liabilities	—	4,175,870	(770)	—	—	4,175,100
Total shareholders’ equity	1,558,012	1,558,012	2,331,200	2,238	(3,891,450)	1,558,012
Total liabilities and shareholders’ equity	$1,558,012	$6,385,372	$2,441,989	$6,532	$(3,890,906)	$6,500,999

	April 28, 2007
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$174,993	$1,039	$771	$—	$176,803
Merchandise inventories	—	809,065	98,988	7	—	908,060
Other current assets	—	136,073	10,317	3,681	544	150,615
Total current assets	—	1,120,131	110,344	4,459	544	1,235,478
Property and equipment, net	—	888,141	143,949	2,138	—	1,034,228
Goodwill and intangible assets, net	—	1,960,267	2,209,394	—	—	4,169,661
Other assets	—	111,369	248	—	—	111,617
Investments in subsidiaries	1,551,434	2,339,885	—	—	(3,891,319)	—
Total assets	$1,551,434	$6,419,793	$2,463,935	$6,597	$(3,890,775)	$6,550,984
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$261,871	$31,182	$4,244	$544	$297,841
Accrued liabilities	—	329,628	86,254	195	—	416,077
Other current liabilities	—	3,686	—	—	—	3,686
Total current liabilities	—	595,185	117,436	4,439	544	717,604
Long-term liabilities:
Long-term debt	—	3,020,858	—	—	—	3,020,858
Deferred income taxes	—	1,021,524	—	—	—	1,021,524
Other long-term liabilities	—	230,792	8,772	—	—	239,564
Total long-term liabilities	—	4,273,174	8,772	—	—	4,281,946
Total shareholders’ equity	1,551,434	1,551,434	2,337,727	2,158	(3,891,319)	1,551,434
Total liabilities and shareholders’ equity	$1,551,434	$6,419,793	$2,463,935	$6,597	$(3,890,775)	$6,550,984

	Thirteen weeks ended April 26, 2008
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$891,774	$170,387	$—	$—	$1,062,161
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	535,962	100,785	240	—	636,987
Selling, general and administrative expenses (excluding depreciation)	—	206,682	32,039	134	—	238,855
Income from credit card program	—	(14,183)	(1,521)	—	—	(15,704)
Depreciation expense	—	31,050	4,120	304	—	35,474
Amortization of customer lists and favorable lease commitments	—	15,060	2,893	—	—	17,953
Operating earnings	—	117,203	32,071	(678)	—	148,596
Interest expense, net	—	57,301	2	—	—	57,303
Intercompany royalty charges (income)	—	62,489	(62,489)	—	—	—
Equity in earnings of subsidiaries	(55,395)	(93,880)	—	—	149,275	—
Earnings (loss) from continuing operations before income taxes	55,395	91,293	94,558	(678)	(149,275)	91,293
Income taxes	—	35,898	—	—	—	35,898
Net earnings (loss)	$55,395	$55,395	$94,558	$(678)	$(149,275)	$55,395

	Thirteen weeks ended April 28, 2007
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$906,178	$167,196	$—	$—	$1,073,374
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	530,182	97,503	194	—	627,879
Selling, general and administrative expenses (excluding depreciation)	—	214,805	33,243	(396)	—	247,652
Income from credit card program	—	(15,397)	(1,672)	—	—	(17,069)
Depreciation expense	—	29,435	4,727	93	—	34,255
Amortization of customer lists and favorable lease commitments	—	15,149	2,941	—	—	18,090
Operating earnings	—	132,004	30,454	109	—	162,567
Interest expense, net	—	63,787	—	—	—	63,787
Intercompany royalty charges (income)	—	68,102	(68,102)	—	—	—
Equity in earnings of subsidiaries	(59,548)	(97,275)	—	—	156,823	—
Earnings (loss) from continuing operations before income taxes	59,548	97,390	98,556	109	(156,823)	98,780
Income taxes	—	37,842	—	—	—	37,842
Earnings (loss) from continuing operations	59,548	59,548	98,556	109	(156,823)	60,938
Loss from discontinued operations, net of taxes	—	—	—	(1,390)	—	(1,390)
Net earnings (loss)	$59,548	$59,548	$98,556	$(1,281)	$(156,823)	$59,548

	Thirty-Nine weeks ended April 26, 2008
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,000,449	$567,810	$—	$—	$3,568,259
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,866,532	350,206	619	—	2,217,357
Selling, general and administrative expenses (excluding depreciation)	—	699,244	104,984	(824)	—	803,404
Income from credit card program	—	(47,124)	(5,143)	—	—	(52,267)
Depreciation expense	—	92,011	13,170	514	—	105,695
Amortization of customer lists and favorable lease commitments	—	45,179	8,723	—	—	53,902
Other income	—	(32,450)	—	—	—	(32,450)
Operating earnings	—	377,057	95,870	(309)	—	472,618
Interest expense, net	—	178,915	8	—	—	178,923
Intercompany royalty charges (income)	—	218,451	(218,451)	—	—	—
Equity in earnings of subsidiaries	(178,456)	(314,004)	—	—	492,460	—
Earnings (loss) from continuing operations before income taxes	178,456	293,695	314,313	(309)	(492,460)	293,695
Income taxes	—	115,239	—	—	—	115,239
Net earnings (loss)	$178,456	$178,456	$314,313	$(309)	$(492,460)	$178,456

	Thirty-Nine weeks ended April 28, 2007
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,880,059	$528,362	$—	$—	$3,408,421
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,759,733	324,602	581	—	2,084,916
Selling, general and administrative expenses (excluding depreciation)	—	677,255	102,543	(1,031)	—	778,767
Income from credit card program	—	(46,200)	(5,170)	—	—	(51,370)
Depreciation expense	—	86,986	14,233	284	—	101,503
Amortization of customer lists and favorable lease commitments	—	45,348	8,824	—	—	54,172
Other income	—	(4,210)	—	—	—	(4,210)
Operating earnings	—	361,147	83,330	166	—	444,643
Interest expense, net	—	198,142	—	—	—	198,142
Intercompany royalty charges (income)	—	211,745	(211,745)	—	—	—
Equity in earnings of subsidiaries	(127,798)	(272,470)	—	—	400,268	—
Earnings (loss) from continuing operations before income taxes	127,798	223,730	295,075	166	(400,268)	246,501
Income taxes	—	95,932	—	—	—	95,932
Earnings (loss) from continuing operations	127,798	127,798	295,075	166	(400,268)	150,569
Loss from discontinued operations, net of taxes	—	—	—	(21,282)	(1,489)	(22,771)
Net earnings (loss)	$127,798	$127,798	$295,075	$(21,116)	$(401,757)	$127,798

	Thirty-Nine weeks ended April 26, 2008
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$178,456	$178,456	$314,313	$(309)	$(492,460)	$178,456
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	—	92,011	13,170	514	—	105,695
Amortization of debt issue costs	—	10,663	—	—	—	10,663
Amortization of customer lists and favorable lease commitments	—	45,179	8,723	—	—	53,902
Deferred income taxes	—	(13,569)	—	—	—	(13,569)
Gain on curtailment of defined benefit retirement obligations	—	(32,450)	—	—	—	(32,450)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	18,690	(59)	—	—	18,631
Intercompany royalty income payable (receivable)	—	218,452	(218,452)	—	—	—
Equity in earnings of subsidiaries	(178,456)	(314,004)	—	—	492,460	—
Changes in operating assets and liabilities, net	—	(8,179)	(111,669)	(7)	—	(119,855)
Net cash provided by operating activities	—	195,249	6,026	198	—	201,473
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(126,628)	(6,591)	89	—	(133,130)
Purchases of short-term investments	—	(10,000)	—	—	—	(10,000)
Sales of short-term investments	—	10,000	—	—	—	10,000
Net cash (used for) provided by investing activities	—	(126,628)	(6,591)	89	—	(133,130)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(3,446)	—	—	—	(3,446)
Net cash used for financing activities	—	(3,446)	—	—	—	(3,446)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	65,175	(565)	287	—	64,897
Beginning balance	—	139,333	1,196	678	—	141,207
Ending balance	$—	$204,508	$631	$965	$—	$206,104

	Thirty-Nine weeks ended April 28, 2007
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$127,798	$127,798	$295,075	$(21,116)	$(401,757)	$127,798
Loss from discontinued operations	—	—	—	21,282	1,489	22,771
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	—	86,986	14,233	284	—	101,503
Amortization of debt issue costs	—	10,588	—	—	—	10,588
Amortization of customer lists and favorable lease commitments	—	45,348	8,824	—	—	54,172
Deferred income taxes	—	(26,271)	—	—	—	(26,271)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	15,153	2,315	—	—	17,468
Intercompany royalty income payable (receivable)	—	211,745	(211,745)	—	—	—
Equity in earnings of subsidiaries	(127,798)	(272,470)	—	—	400,268	—
Changes in operating assets and liabilities, net	—	(30,294)	(101,526)	11,134	—	(120,686)
Net cash provided by continuing operating activities	—	168,583	7,176	11,584	—	187,343
Net cash used for discontinued operations	—	—	—	(10,553)	—	(10,553)
Net cash provided by operating activities	—	168,583	7,176	1,031	—	176,790
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(97,114)	(7,123)	74	—	(104,163)
Payment to minority interest holder in Kate Spade	—	(59,400)	—	—	—	(59,400)
Net proceeds from sale of Kate Spade	—	121,469	—	—	—	121,469
Net cash used for (provided by) continuing investing activities	—	(35,045)	(7,123)	74	—	(42,094)
Net cash used for discontinued operations	—	—	—	(128)	—	(128)
Net cash used for investing activities	—	(35,045)	(7,123)	(54)	—	(42,222)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(179,554)	—	—	—	(179,554)
Debt issuance costs paid	—	(1,449)	—	—	—	(1,449)
Proceeds from purchase of common stock	—	150	—	—	—	150
Net cash used for continuing financing activities	—	(180,853)	—	—	—	(180,853)
Net cash used for discontinued operations	—	—	—	(1,675)	—	(1,675)
Net cash used for financing activities	—	(180,853)	—	(1,675)	—	(182,528)
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(47,315)	53	(698)	—	(47,960)
Beginning balance	—	222,308	986	1,469	—	224,763
Ending balance	$—	$174,993	$1,039	$771	$—	$176,803

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

	April 26, 2008
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$204,508	$1,596	$—	$206,104
Merchandise inventories	—	849,409	109,486	—	958,895
Other current assets	—	162,174	14,166	544	176,884
Total current assets	—	1,216,091	125,248	544	1,341,883
Property and equipment, net	—	936,047	135,828	—	1,071,875
Goodwill and intangible assets, net	—	1,907,706	2,187,543	—	4,095,249
Other assets	—	83,673	44	—	83,717
Investments in subsidiaries	1,710,981	2,325,361	—	(4,036,342)	—
Total assets	$1,710,981	$6,468,878	$2,448,663	$(4,035,798)	$6,592,724
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$227,705	$38,349	$544	$266,598
Accrued liabilities	—	314,632	85,582	—	400,214
Other current liabilities	—	1,973	—	—	1,973
Total current liabilities	—	544,310	123,931	544	668,785
Long-term liabilities:
Long-term debt	—	2,946,053	—	—	2,946,053
Deferred income taxes	—	966,844	—	—	966,844
Other long-term liabilities	—	300,690	(629)	—	300,061
Total long-term liabilities	—	4,213,587	(629)	—	4,212,958
Total shareholders’ equity	1,710,981	1,710,981	2,325,361	(4,036,342)	1,710,981
Total liabilities and shareholders’ equity	$1,710,981	$6,468,878	$2,448,663	$(4,035,798)	$6,592,724

	July 28, 2007
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$139,333	$1,874	$—	$141,207
Merchandise inventories	—	821,749	96,520	—	918,269
Other current assets	—	142,632	12,317	544	155,493
Total current assets	—	1,103,714	110,711	544	1,214,969
Property and equipment, net	—	901,072	142,639	—	1,043,711
Goodwill and intangible assets, net	—	1,945,040	2,194,979	—	4,140,019
Other assets	—	102,108	192	—	102,300
Investments in subsidiaries	1,558,012	2,333,438	—	(3,891,450)	—
Total assets	$1,558,012	$6,385,372	$2,448,521	$(3,890,906)	$6,500,999
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$318,439	$42,316	$544	$361,299
Accrued liabilities	—	329,625	73,537	—	403,162
Other current liabilities	—	3,426	—	—	3,426
Total current liabilities	—	651,490	115,853	544	767,887
Long-term liabilities:
Long-term debt	—	2,945,906	—	—	2,945,906
Deferred income taxes	—	1,002,982	—	—	1,002,982
Other long-term liabilities	—	226,982	(770)	—	226,212
Total long-term liabilities	—	4,175,870	(770)	—	4,175,100
Total shareholders’ equity	1,558,012	1,558,012	2,333,438	(3,891,450)	1,558,012
Total liabilities and shareholders’ equity	$1,558,012	$6,385,372	$2,448,521	$(3,890,906)	$6,500,999

	April 28, 2007
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$174,993	$1,810	$—	$176,803
Merchandise inventories	—	809,065	98,995	—	908,060
Other current assets	—	136,073	13,998	544	150,615
Total current assets	—	1,120,131	114,803	544	1,235,478
Property and equipment, net	—	888,141	146,087	—	1,034,228
Goodwill and intangible assets, net	—	1,960,267	2,209,394	—	4,169,661
Other assets	—	111,369	248	—	111,617
Investments in subsidiaries	1,551,434	2,339,885	—	(3,891,319)	—
Total assets	$1,551,434	$6,419,793	$2,470,532	$(3,890,775)	$6,550,984
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$261,871	$35,426	$544	$297,841
Accrued liabilities	—	329,628	86,449	—	416,077
Other current liabilities	—	3,686	—	—	3,686
Total current liabilities	—	595,185	121,875	544	717,604
Long-term liabilities:
Long-term debt	—	3,020,858	—	—	3,020,858
Deferred income taxes	—	1,021,524	—	—	1,021,524
Other long-term liabilities	—	230,792	8,772	—	239,564
Total long-term liabilities	—	4,273,174	8,772	—	4,281,946
Total shareholders’ equity	1,551,434	1,551,434	2,339,885	(3,891,319)	1,551,434
Total liabilities and shareholders’ equity	$1,551,434	$6,419,793	$2,470,532	$(3,890,775)	$6,550,984

	Thirteen weeks ended April 26, 2008
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$891,774	$170,387	$—	$1,062,161
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	535,962	101,025	—	636,987
Selling, general and administrative expenses (excluding depreciation)	—	206,682	32,173	—	238,855
Income from credit card program	—	(14,183)	(1,521)	—	(15,704)
Depreciation expense	—	31,050	4,424	—	35,474
Amortization of customer lists and favorable lease commitments	—	15,060	2,893	—	17,953
Operating earnings	—	117,203	31,393	—	148,596
Interest expense, net	—	57,301	2	—	57,303
Intercompany royalty charges (income)	—	62,489	(62,489)	—	—
Equity in earnings of subsidiaries	(55,395)	(93,880)	—	149,275	—
Earnings (loss) from continuing operations before income taxes	55,395	91,293	93,880	(149,275)	91,293
Income taxes	—	35,898	—	—	35,898
Net earnings (loss)	$55,395	$55,395	$93,880	$(149,275)	$55,395

	Thirteen weeks ended April 28, 2007
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$906,178	$167,196	$—	$1,073,374
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	530,182	97,697	—	627,879
Selling, general and administrative expenses (excluding depreciation)	—	214,805	32,847	—	247,652
Income from credit card program	—	(15,397)	(1,672)	—	(17,069)
Depreciation expense	—	29,435	4,820	—	34,255
Amortization of customer lists and favorable lease commitments	—	15,149	2,941	—	18,090
Operating earnings	—	132,004	30,563	—	162,567
Interest expense, net	—	63,787	—	—	63,787
Intercompany royalty charges (income)	—	68,102	(68,102)	—	—
Equity in earnings of subsidiaries	(59,548)	(97,275)	—	156,823	—
Earnings (loss) from continuing operations before income taxes	59,548	97,390	98,665	(156,823)	98,780
Income taxes	—	37,842	—	—	37,842
Earnings (loss) from continuing operations	59,548	59,548	98,665	(156,823)	60,938
Loss from discontinued operations, net of taxes	—	—	(1,390)	—	(1,390)
Net earnings (loss)	$59,548	$59,548	$97,275	$(156,823)	$59,548

	Thirty-Nine weeks ended April 26, 2008
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,000,449	$567,810	$—	$3,568,259
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,866,532	350,825	—	2,217,357
Selling, general and administrative expenses (excluding depreciation)	—	699,244	104,160	—	803,404
Income from credit card program	—	(47,124)	(5,143)	—	(52,267)
Depreciation expense	—	92,011	13,684	—	105,695
Amortization of customer lists and favorable lease commitments	—	45,179	8,723	—	53,902
Other income	—	(32,450)	—	—	(32,450)
Operating earnings	—	377,057	95,561	—	472,618
Interest expense, net	—	178,915	8	—	178,923
Intercompany royalty charges (income)	—	218,451	(218,451)	—	—
Equity in earnings of subsidiaries	(178,456)	(314,004)	—	492,460	—
Earnings (loss) from continuing operations before income taxes	178,456	293,695	314,004	(492,460)	293,695
Income taxes	—	115,239	—	—	115,239
Net earnings (loss)	$178,456	$178,456	$314,004	$(492,460)	$178,456

	Thirty-Nine weeks ended April 28, 2007
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,880,059	$528,362	$—	$3,408,421
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,759,733	325,183	—	2,084,916
Selling, general and administrative expenses (excluding depreciation)	—	677,255	101,512	—	778,767
Income from credit card program	—	(46,200)	(5,170)	—	(51,370)
Depreciation expense	—	86,986	14,517	—	101,503
Amortization of customer lists and favorable lease commitments	—	45,348	8,824	—	54,172
Other income	—	(4,210)	—	—	(4,210)
Operating earnings	—	361,147	83,496	—	444,643
Interest expense, net	—	198,142	—	—	198,142
Intercompany royalty charges (income)	—	211,745	(211,745)	—	—
Equity in earnings of subsidiaries	(127,798)	(272,470)	—	400,268	—
Earnings (loss) from continuing operations before income taxes	127,798	223,730	295,241	(400,268)	246,501
Income taxes	—	95,932	—	—	95,932
Earnings (loss) from continuing operations	127,798	127,798	295,241	(400,268)	150,569
Loss from discontinued operations, net of taxes	—	—	(21,282)	(1,489)	(22,771)
Net earnings (loss)	$127,798	$127,798	$273,959	$(401,757)	$127,798

	Thirty-Nine weeks ended April 26, 2008
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$178,456	$178,456	$314,004	$(492,460)	$178,456
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	—	92,011	13,684	—	105,695
Amortization of debt issue costs	—	10,663	—	—	10,663
Amortization of customer lists and favorable lease commitments	—	45,179	8,723	—	53,902
Deferred income taxes	—	(13,569)	—	—	(13,569)
Gain on curtailment of defined benefit retirement obligations	—	(32,450)		—	(32,450)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	18,690	(59)	—	18,631
Intercompany royalty income payable (receivable)	—	218,452	(218,452)	—	—
Equity in earnings of subsidiaries	(178,456)	(314,004)	—	492,460	—
Changes in operating assets and liabilities, net	—	(8,179)	(111,676)	—	(119,855)
Net cash provided by operating activities	—	195,249	6,224	—	201,473
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(126,628)	(6,502)	—	(133,130)
Purchases of short-term investments	—	(10,000)	—	—	(10,000)
Sales of short-term investments	—	10,000	—	—	10,000
Net cash used for investing activities	—	(126,628)	(6,502)	—	(133,130)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(3,446)	—	—	(3,446)
Net cash used for financing activities	—	(3,446)	—	—	(3,446)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	65,175	(278)	—	64,897
Beginning balance	—	139,333	1,874	—	141,207
Ending balance	$—	$204,508	$1,596	$—	$206,104

	Thirty-Nine weeks ended April 28, 2007
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$127,798	$127,798	$273,959	$(401,757)	$127,798
Loss from discontinued operations	—	—	21,282	1,489	22,771
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	—	86,986	14,517	—	101,503
Amortization of debt issue costs	—	10,588	—	—	10,588
Amortization of customer lists and favorable lease commitments	—	45,348	8,824	—	54,172
Deferred income taxes	—	(26,271)	—	—	(26,271)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	15,153	2,315	—	17,468
Intercompany royalty income payable (receivable)	—	211,745	(211,745)	—	—
Equity in earnings of subsidiaries	(127,798)	(272,470)	—	400,268	—
Changes in operating assets and liabilities, net	—	(30,294)	(90,392)	—	(120,686)
Net cash provided by continuing operating activities	—	168,583	18,760	—	187,343
Net cash used for discontinued operations	—	—	(10,553)	—	(10,553)
Net cash provided by operating activities	—	168,583	8,207	—	176,790
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(97,114)	(7,049)	—	(104,163)
Payment to minority interest holder in Kate Spade	—	(59,400)	—	—	(59,400)
Net proceeds from sale of Kate Spade	—	121,469	—	—	121,469
Net cash used for continuing investing activities	—	(35,045)	(7,049)	—	(42,094)
Net cash used for discontinued operations	—	—	(128)	—	(128)
Net cash used for investing activities	—	(35,045)	(7,177)	—	(42,222)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(179,554)	—	—	(179,554)
Debt issuance costs paid	—	(1,449)	—	—	(1,449)
Proceeds from purchase of common stock	—	150	—	—	150
Net cash used for continuing financing activities	—	(180,853)	—	—	(180,853)
Net cash used for discontinued operations	—	—	(1,675)	—	(1,675)
Net cash used for financing activities	—	(180,853)	(1,675)	—	(182,528)
CASH AND CASH EQUIVALENTS
Decrease during the period	—	(47,315)	(645)	—	(47,960)
Beginning balance	—	222,308	2,455	—	224,763
Ending balance	$—	$174,993	$1,810	$—	$176,803

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

Our fiscal year ends on the Saturday closest to July 31.  All references to the third quarter of fiscal year 2008 relate to the thirteen weeks ended April 26, 2008.  All references to the third quarter of fiscal year 2007 relate to the thirteen weeks ended April 28, 2007.  All references to year-to-date fiscal 2008 relate to the thirty-nine weeks ended April 26, 2008.  All references to year-to-date fiscal 2007 relate to the thirty-nine weeks ended April 28, 2007.

Factors Affecting Our Results

Revenues.  We generate our revenues from the sale of high-end merchandise through our Specialty Retail stores and Direct Marketing operations. Components of our revenues include:

•                  Sales of merchandise—Revenues from our Specialty Retail stores are recognized at the later of the point of sale or the delivery of goods to the customer. Revenues from our Direct Marketing operations are recognized when the merchandise is delivered to the customer. We maintain reserves for anticipated sales returns primarily based on our historical trends related to returns by both our retail and direct marketing customers. Revenues exclude sales taxes collected from our customers.

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

•                  changes in the level of promotional events conducted by our Specialty Retail stores and Direct Marketing operations;

•                  our ability to successfully implement our store expansion and remodeling strategies;

•                  the rate of growth in internet revenues by our Direct Marketing operations; and

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise. These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold.  We received vendor allowances of $66.0 million, or 1.9% of revenues, in year-to-date fiscal 2008 and $58.9 million, or 1.7% of revenues, in year-to-date fiscal 2007.

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

Advertising costs incurred by our Specialty Retail segment consist primarily of print media costs related to promotional materials mailed to our customers, while advertising costs incurred by our Direct Marketing operations relate to the production, printing and distribution of our print catalogs and the production of the photographic content on our websites, as well as online marketing costs. We receive advertising allowances from certain of our merchandise vendors. Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media. As a result, these allowances are recorded as a reduction of our advertising costs when earned. Vendor allowances earned and recorded as a reduction to selling, general and administrative expenses aggregated approximately $68.8 million, or 1.9% of revenues, in year-to-date fiscal 2008 and $56.8 million, or 1.7% of revenues, in year-to-date fiscal 2007.

We also receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendor’s merchandise. These allowances are netted against the related compensation expense that we incur. Amounts received from vendors related to compensation programs were $54.3 million, or 1.5% of revenues, for the thirty-nine weeks ended April 26, 2008 and $49.9 million, or 1.5% of revenues, for the thirty-nine weeks ended April 28, 2007.

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

Our first fiscal quarter is generally characterized by a higher level of full-price sales with a focus on the initial introduction of Fall season fashions. Aggressive in-store marketing activities designed to stimulate customer buying, a lower level of markdowns and higher margins are characteristic of this quarter. The second fiscal quarter is more focused on promotional activities related to the December holiday season, the early introduction of resort season collections from certain designers and the sale of Fall season goods on a marked down basis. As a result, margins are typically lower in the second fiscal quarter. However, due to the seasonal increase in sales that occurs during the holiday season, the second fiscal quarter is typically the quarter in which our revenues are the highest and in which expenses as a percentage of revenues are the lowest. Our working capital requirements are also the greatest in the first and second fiscal quarters as a result of higher seasonal requirements.

Similarly, the third fiscal quarter is generally characterized by a higher level of full-price sales with a focus on the initial introduction of Spring season fashions. Aggressive in-store marketing activities designed to stimulate customer buying, a lower level of markdowns and higher margins are again characteristic of this quarter. Revenues are generally the lowest in the fourth fiscal quarter with a focus on promotional activities offering Spring season goods to the customer on a marked down basis, resulting in lower margins during the quarter. Our working capital requirements are typically lower in the third and fourth fiscal quarters than in the other quarters.

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

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net revenues for the periods indicated.

	Quarter-to-Date		Year-to-Date
	Thirteen weeks ended April 26, 2008	Thirteen weeks ended April 28, 2007	Thirty-Nine weeks ended April 26, 2008	Thirty-Nine weeks ended April 28, 2007

Revenues	100.0%	100.0%	100.0%	100.0%

Cost of goods sold including buying and occupancy costs (excluding depreciation)	60.0	58.5	62.1	61.2
Selling, general and administrative expenses (excluding depreciation)	22.5	23.1	22.5	22.8
Income from credit card program	(1.5)	(1.6)	(1.5)	(1.5)
Depreciation expense	3.3	3.2	3.0	3.0
Amortization of customer lists	1.3	1.3	1.1	1.2
Amortization of favorable lease commitments	0.4	0.4	0.4	0.4
Other income	—	—	(0.9)	(0.1)
Operating earnings	14.0	15.1	13.2	13.0
Interest expense, net	5.4	5.9	5.0	5.8

Earnings from continuing operations before income taxes	8.6	9.2	8.2	7.2
Income taxes	3.4	3.5	3.2	2.8
Earnings from continuing operations	5.2	5.7	5.0	4.4
Loss from discontinued operations, net of taxes	—	(0.1)	—	(0.7)
Net earnings	5.2%	5.5%	5.0%	3.7%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

	Quarter-to-Date		Year-to-Date
(dollars in millions, except sales per square foot)	Thirteen weeks ended April 26, 2008	Thirteen weeks ended April 28, 2007	Thirty-Nine weeks ended April 26, 2008	Thirty-Nine weeks ended April 28, 2007
REVENUES
Specialty Retail stores	$893.6	$908.0	$2,991.5	$2,857.9
Direct Marketing	168.6	165.4	576.8	550.5
Total	$1,062.2	$1,073.4	$3,568.3	$3,408.4

OPERATING EARNINGS
Specialty Retail stores	$151.3	$168.1	$444.8	$446.2
Direct Marketing	28.0	29.8	93.2	89.7
Subtotal	179.3	197.9	538.0	535.9
Corporate	(12.8)	(17.3)	(44.0)	(41.3)
Amortization of customer lists and favorable lease commitments	(17.9)	(18.1)	(53.9)	(54.2)
Other income (1)	—	—	32.5	4.2
Total	$148.6	$162.6	$472.6	$444.6

OPERATING PROFIT MARGIN
Specialty Retail stores	16.9%	18.5%	14.9%	15.6%
Direct Marketing	16.6%	18.0%	16.2%	16.3%
Total	14.0%	15.1%	13.2%	13.0%

CHANGE IN COMPARABLE REVENUES (2)
Specialty Retail stores	(3.4)%	5.6%	2.2%	6.1%
Direct Marketing	2.0%	8.7%	4.8%	9.2%
Total	(2.5)%	6.1%	2.6%	6.6%

SALES PER SQUARE FOOT
Specialty Retail stores	$148	$157	$499	$499

STORE COUNT
Neiman Marcus and Bergdorf Goodman stores:
Open at beginning of period	41	39	40	38
Opened during the period	—	1	1	2
Open at end of period	41	40	41	40
Clearance centers:
Open at beginning of period	22	19	20	18
Opened during the period	1	—	3	1
Open at end of period	23	19	23	19

NON-GAAP FINANCIAL DATA
EBITDA (3)	$202.0	$214.9	$632.2	$600.3
Adjusted EBITDA (3)	$202.0	$214.9	$599.7	$600.3

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

(2)  Comparable revenues include 1) revenues derived from our retail stores open for more than 52 weeks, including stores that have been relocated or expanded and 2) revenues from our Direct Marketing operations. Comparable revenues exclude revenues from our discontinued operations (Kate Spade LLC).

(3) For an explanation of EBITDA and Adjusted EBITDA, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measure-EBITDA and Adjusted EBITDA.”

Fiscal Year 2008 Highlights

Consistent with the trends we began to experience in the second quarter of fiscal year 2008, we experienced a lower level of customer spending in the third quarter of fiscal year 2008.  In periods of lower than anticipated demand and revenues, a higher level of markdowns is required to reduce inventory levels and both buying and occupancy costs and selling, general and administrative expenses tend to increase as percentages of revenues.  In response to current economic conditions, we have taken the following actions:

•                  stimulated sales through promotional and other events resulting in higher markdowns and promotional costs;

•                  reduced inventory purchases; and

•                  implemented expense control initiatives.

We expect current economic conditions will continue throughout the remainder of fiscal year 2008.  As a result, we expect a higher level of markdowns in the fourth quarter of fiscal year 2008 than the fourth quarter of fiscal year 2007.  In addition, in preparing our financial plans for fiscal year 2009, we expect the current economic conditions to continue.

Highlights from the third quarter of fiscal year 2008 include:

•                  Revenues—Our revenues for the third quarter of fiscal year 2008 were $1,062.2 million, a decrease of 1.0% as compared to the third quarter of fiscal year 2007. Comparable revenues decreased 2.5% in the third quarter of fiscal year 2008 as a result of the lower level of customer spending we experienced.

Our revenues for the year-to-date fiscal 2008 period were $3,568.3 million, an increase of 4.7% as compared to the year-to-date fiscal 2007 period. The year-to-date increase was attributable to 1) increases in comparable revenues of 2.6%, 2) revenues from new stores and 3) higher internet revenues.

For Specialty Retail stores, our sales per square foot for the last twelve trailing months were $639 as of April 2008, $631 as of April 2007 and $650 as of January 2008.

•                  Cost of goods sold including buying and occupancy costs (excluding depreciation)—COGS represented 60.0% of revenues in the third quarter of fiscal year 2008 and 58.5% of revenues in the third quarter of fiscal year 2007.  COGS represented 62.1% of revenues in year-to-date fiscal 2008 and 61.2% of revenues in the prior year-to-date fiscal period.  These increases in COGS were due primarily to higher levels of markdowns incurred by our Specialty Retail stores due to a lower than anticipated level of demand.

•                  Selling, general and administrative expenses (excluding depreciation)—SG&A decreased in the third quarter of fiscal year 2008 to 22.5% of revenues from 23.1% of revenues in the third quarter of fiscal year 2007. SG&A represented 22.5% of revenues in the year-to-date fiscal 2008 period and 22.8% of revenues in the prior year-to-date fiscal period. These decreases in SG&A as a percentage of revenues are primarily due to lower estimated annual incentive compensation costs to be incurred in fiscal year 2008 partially offset by increases in certain components of SG&A (primarily benefits and marketing and advertising).

•                  Operating earnings—For the third quarter of fiscal year 2008, our operating earnings were $148.6 million, or 14.0% of revenues, compared to $162.6 million, or 15.1% of revenues, in the prior year fiscal quarter.  The decrease in operating earnings of 1.1% of revenues in the third quarter of fiscal year 2008 was primarily due to the increase in COGS by 1.5% of revenues, offset by the decrease in SG&A expenses by 0.6% of revenues.

Total operating earnings in year-to-date fiscal 2008 were $472.6 million, or 13.2% of revenues, which included a curtailment gain of $32.5 million, or 0.9% of revenues.  Total operating earnings in year-to-date fiscal 2007 were $444.6 million, or 13.0% of revenues.  Excluding the curtailment gain, operating earnings margin decreased in year-to-date fiscal 2008 by 0.7% of revenues primarily as a result of an increase in COGS by 0.9% of revenues, offset by a decrease in SG&A expenses by 0.3% of revenues.

Thirteen Weeks Ended April 26, 2008 Compared to Thirteen Weeks Ended April 28, 2007

Revenues.  Our revenues for the third quarter of fiscal year 2008 of $1,062.2 million decreased $11.2 million, or 1.0%, from $1,073.4 million in the third quarter of fiscal year 2007.  The decrease in revenues was primarily due to decreases in comparable revenues.

Comparable revenues for the third quarter of fiscal year 2008 were $1,046.2 million compared to $1,073.4 million in the prior year fiscal quarter, representing a decrease of 2.5%.  Comparable revenues decreased in the third quarter of fiscal year 2008 by 3.4% for Specialty Retail stores and increased 2.0% for Direct Marketing compared to the third quarter of fiscal year 2007. We shifted the timing of our end-of-season clearance sale for certain Specialty Retail store locations into January from February.

New stores generated sales of $16.0 million in the third quarter of fiscal year 2008. In the third quarter of fiscal year 2008, internet revenues by Direct Marketing were $129.5 million, an increase of 6.8% compared to the third quarter of fiscal year 2007. The increase in internet revenues was partially offset by decreases in catalog revenues as well as a decrease in revenues from the home décor category, primarily offered by our Horchow brand.

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for the third quarter of fiscal year 2008 was 60.0% of revenues compared to 58.5% of revenues in the third quarter of fiscal year 2007.

The net increase in COGS as a percentage of revenues in the third quarter of fiscal year 2008 was primarily due to decreased margins generated by both our Specialty Retail stores and Direct Marketing operations due primarily to:

•                  additional promotional and other events at Specialty Retail stores resulting in higher markdowns and a lower level of full-price sales in the third quarter of fiscal year 2008;

•                  additional discounted and/or free shipping promotions at Direct Marketing; and

•                  an increase in buying and occupancy costs as a percentage of revenues due primarily to higher costs for rent and utilities and the deleveraging of fixed expenses on lower revenues.

The higher level of markdowns incurred in the third quarter of fiscal year 2008 is due to a lower than anticipated level of demand.  As a result, we conducted various promotions in the third quarter to liquidate on-hand inventories held in excess of sales trends.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses were 22.5% of revenues in the third quarter of fiscal year 2008 compared to 23.1% of revenues in the prior year fiscal period.

The net decrease in SG&A expenses as a percentage of revenues in the third quarter of fiscal year 2008 was primarily due to:

•            lower estimated annual incentive compensation costs of approximately 1.2% of revenues; and

•            lower pre-opening expenses of approximately 0.2% of revenues.

These decreases in SG&A expenses, as a percentage of revenues, were partially offset by:

•            higher benefits expenses of approximately 0.3% of revenues reflecting increases in both medical and long-term benefits;

•            higher payroll expenses of approximately 0.3% of revenues due primarily to new store additions and additional payroll required to support our Direct Marketing operations; and

•            higher marketing and advertising costs of approximately 0.2% of revenues due primarily to higher costs incurred by our Direct Marketing operations to support our on-line operations.

Income from credit card program.  We earned HSBC Program Income of $15.7 million, or 1.5% of revenues, in the third quarter of fiscal year 2008 compared to $17.1 million, or 1.6% of revenues, in the third quarter of fiscal year 2007.

Depreciation expense.  Depreciation expense was $35.5 million, or 3.3% of revenues, in the third quarter of fiscal year 2008 compared to $34.3 million, or 3.2% of revenues, in the prior year fiscal period.

Amortization expense.  Amortization of intangible assets (customer lists and favorable lease commitments) aggregated $17.9 million, or 1.7% of revenues, in the third quarter of fiscal year 2008 compared to $18.1 million, or 1.7% of revenues, in the third quarter of fiscal year 2007.

Segment operating earnings.  Segment operating earnings for our Specialty Retail stores and Direct Marketing segments do not reflect the impact of adjustments to revalue our assets and liabilities to estimated fair value at the Acquisition date.  See Note 13 to our unaudited condensed consolidated financial statements.

Operating earnings for our Specialty Retail stores segment were $151.3 million, or 16.9% of Specialty Retail stores revenues, for the third quarter of fiscal year 2008 compared to $168.1 million, or 18.5% of Specialty Retail stores revenues, for the prior year fiscal period.  These decreases in operating earnings and operating margin as a percentage of revenues were primarily due to:

•                  higher markdowns and a lower level of full-price sales as a result of lower than anticipated demand; and

•                  an increase in buying and occupancy costs as a percentage of revenues due primarily to higher costs for rent and utilities and the deleveraging of fixed expenses on lower revenues; partially offset by

•                  lower estimated annual incentive compensation costs and lower pre-opening expenses.

Operating earnings for Direct Marketing were $28.0 million, or 16.6% of Direct Marketing revenues, in the third quarter of fiscal year 2008 compared to $29.8 million, or 18.0% of Direct Marketing revenues, for the prior year period.  These decreases in operating earnings and operating margin for Direct Marketing were primarily the result of 1) a decrease in margins realized on delivery and processing revenues and 2) increases in selling, general and administrative expenses (primarily advertising and marketing costs) incurred to support our on-line operations.

Total operating earnings in the third quarter of fiscal year 2008 were $148.6 million, or 14.0% of revenues compared to $162.6 million, or 15.1% of revenues in the prior year fiscal period.  The decreases in operating earnings and operating margin in the third quarter of fiscal year 2008 were primarily due to:

•                  the decrease in margins of approximately 1.5% of revenues related to higher markdowns and sales promotions costs and higher buying and occupancy costs for rent and utilities and the deleveraging of fixed expenses on lower revenues; and

•                  higher selling, general and administrative expenses by approximately 0.6% of revenues due to increases in benefits and marketing and advertising costs; partially offset by

•                  lower estimated annual incentive compensation costs of approximately 1.2% of revenues.

Interest expense, net.  Net interest expense was $57.3 million, or 5.4% of revenues, in the third quarter of fiscal year 2008 and $63.8 million, or 5.9% of revenues, for the prior year period.   The decrease in interest expense is primarily due to the repricing of our term loan in the first and third quarters of fiscal year 2007 as well as the paydown of $250 million of debt during fiscal year 2007.  The significant components of interest expense are as follows:

	Quarter-to-Date
(in thousands)	Thirteen weeks ended April 26, 2008	Thirteen weeks ended April 28, 2007

Senior Secured Term Loan Facility	$24,289	$30,648
2028 Debentures	2,185	2,227
Senior Notes	15,786	15,750
Senior Subordinated Notes	12,998	12,969
Amortization of debt issue costs	3,554	3,554
Other	763	867
Total interest expense	59,575	66,015
Less:
Interest income	1,304	1,665
Capitalized interest	968	563
Interest expense, net	$57,303	$63,787

Income taxes.  Our effective income tax rate for the thirteen weeks ended April 26, 2008 was 39.3% compared to 38.3% for the thirteen weeks ended April 28, 2007.  Our effective income tax rate for the third quarter of fiscal year 2008 was unfavorably impacted by an increase in reserves required for uncertain tax positions and a decrease in the amount of tax-exempt interest earned.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  We closed the Internal Revenue Service (IRS) examinations of federal tax returns for fiscal years 2004 and 2003 during the first quarter of fiscal year 2007 and paid the related tax liability during the second quarter of fiscal year 2007.   The IRS is now examining our federal tax returns for fiscal years 2005 and 2006.  We believe our recorded tax liabilities as of April 26, 2008 are sufficient to cover any potential assessments to be made by the IRS upon the completion of their examinations. We will continue to monitor the progress of the IRS examinations and review our recorded tax liabilities for potential audit assessments.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2003.  We believe it is reasonably possible that adjustments in the amounts of our unrecognized tax benefits could occur within the next 12 months as a result of negotiated settlements with tax authorities.  At this time, we do not believe such adjustments will have a material impact on our consolidated financial statements.

Thirty-Nine Weeks Ended April 26, 2008 Compared to Thirty-Nine Weeks Ended April 28, 2007

Revenues.  Our revenues for year-to-date fiscal 2008 of $3,568.3 million increased $159.9 million, or 4.7%, from $3,408.4 million in year-to-date fiscal 2007.  The increase in revenues was due to increases in comparable revenues, revenues from new stores and higher internet revenues.  Revenues increased in year-to-date fiscal 2008 compared to the prior year period at all our operating companies.

Comparable revenues for the thirty-nine weeks ended April 26, 2008 were $3,496.4 million compared to $3,408.4 million in the prior year fiscal period, representing an increase of 2.6%.  Comparable revenues increased in the year-to-date fiscal 2008 period by 2.2% for Specialty Retail stores and 4.8% for Direct Marketing compared to the same fiscal period of 2007.  Our comparable sales trends were stronger in the first part of fiscal 2008.  We began to experience a lower level of customer spending in the second quarter of fiscal year 2008 which continued into the third quarter of fiscal year 2008.  Comparable sales by quarter for fiscal year 2008 are as follows:

First fiscal quarter	6.5%
Second fiscal quarter	3.7%
Third fiscal quarter	(2.5)%

New stores generated sales of $71.9 million in year-to-date fiscal 2008 and internet revenues by Direct Marketing were

$434.2 million, an increase of 14.8% compared to the prior year fiscal period. The increase in internet revenues was partially offset by decreases in catalog revenues as well as a decrease in revenues from the home décor category, primarily offered by our Horchow brand.

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for year-to-date fiscal 2008 was 62.1% of revenues compared to 61.2% of revenues for year-to-date fiscal 2007.

The net increase in COGS as a percentage of revenues in year-to-date fiscal 2008 was primarily due decreased margins generated by both our Specialty Retail stores and Direct Marketing operations of approximately 0.9% of revenues due primarily to 1) higher markdowns and sales promotions costs and 2) a lower level of full-price sales in year-to-date fiscal 2008.

The higher level of markdowns incurred by our Specialty Retail stores in year-to-date fiscal 2008 is due to a lower than anticipated level of demand.  As a result, we have experienced a decline in the level of full-price sales and have conducted various promotions in fiscal year 2008 to liquidate on-hand inventories held in excess of sales trends.  In addition, our Direct Marketing operations continue to realize decreased margins on delivery and processing revenues as a result of discounted and/or free shipping promotions.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses were 22.5% of revenues in year-to-date fiscal 2008 compared to 22.8% of revenues in the prior year fiscal period.

The net decrease in SG&A expenses as a percentage of revenues in year-to-date fiscal 2008 was primarily due to:

•                  lower estimated annual incentive compensation costs of approximately 0.5% of revenues; and

•                  a decrease in marketing and advertising costs of approximately 0.2% of revenues incurred by Direct Marketing primarily due to higher internet revenues, which have a lower expense to revenue ratio than catalog revenues.

These decreases in SG&A expenses, as a percentage of revenues, were partially offset by:

•                  higher benefits expenses of approximately 0.2% of revenues reflecting increases in both medical and long-term benefits; and

•                  a higher level of advertising and promotions costs of approximately 0.2% of revenues incurred by our Specialty Retail stores during fiscal year 2008 in connection with 1) the celebration of the 100th anniversary of Neiman Marcus in October 2007 and 2) promotional events and activities conducted to facilitate the sell-through of on-hand inventories held in excess of sales trends.

Income from credit card program.  We earned HSBC Program Income of $52.3 million, or 1.5% of revenues, in the year-to-date fiscal 2008 compared to $51.4 million, or 1.5% of revenues, in year-to-date fiscal 2007.

Depreciation expense.  Depreciation expense was $105.7 million, or 3.0% of revenues, in year-to-date fiscal 2008 compared to $101.5 million, or 3.0% of revenues, in the prior year fiscal period.

Amortization expense.  Amortization of intangible assets (customer lists and favorable lease commitments) aggregated $53.9 million, or 1.5% of revenues, in year-to-date fiscal 2008 compared to $54.2 million, or 1.6% of revenues, in year-to-date fiscal 2007.

Other income. In the first quarter of fiscal year 2008, we recorded a one-time pension curtailment gain of $32.5 million, or 0.9% of revenues, as a result of our decision to freeze Pension and SERP benefits as of December 31, 2007.

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

Operating earnings for our Specialty Retail stores segment were $444.8 million, or 14.9% of Specialty Retail stores revenues, for the thirty-nine weeks ended April 26, 2008 compared to $446.2 million, or 15.6% of Specialty Retail stores revenues, for the prior year fiscal period.  The decrease in operating margin as a percentage of revenues was primarily due to:

•                  higher markdowns and a lower level of full-price sales as a result of lower than anticipated demand; and

•                  net increases in advertising and promotion costs; partially offset by

•                  lower estimated annual incentive compensation costs.

Operating earnings for Direct Marketing were $93.2 million, or 16.2% of Direct Marketing revenues, in year-to-date fiscal 2008 compared to $89.7 million, or 16.3% of Direct Marketing revenues, for the prior year fiscal period.  The decrease in operating margin as a percentage of revenues for Direct Marketing was primarily the result of 1) a decrease in margins realized on delivery and processing revenues, partially offset by 2) a decrease in advertising and marketing costs, as a percentage of revenues, due to the continued growth in internet revenues.

Total operating earnings in year-to-date fiscal 2008 were $472.6 million, or 13.2% of revenues, which included a curtailment gain of $32.5 million, or 0.9% of revenues.  Total operating earnings in year-to-date fiscal 2007 were $444.6 million, or 13.0% of revenues.  Excluding the curtailment gain, operating earnings margin decreased in year-to-date fiscal 2008 by 0.7% of revenues as a result of 1) an increase in COGS by 0.9% of revenues due primarily to lower margins at both Specialty Retail stores and Direct Marketing, partially offset by 2) a decrease in SG&A expenses by 0.3% of revenues (primarily incentive compensation).

Interest expense, net.  Net interest expense was $178.9 million, or 5.0% of revenues, in year-to-date fiscal 2008 and $198.1 million, or 5.8% of revenues, for the prior year fiscal period.   The decrease in interest expense is primarily due to the repricing of our term loan in the first and third quarters of fiscal year 2007 as well as the paydown of $250 million of debt during fiscal year 2007.  The significant components of interest expense are as follows:

	Year-to-Date
(in thousands)	Thirty-Nine weeks ended April 26, 2008	Thirty-Nine weeks ended April 28, 2007

Senior Secured Term Loan Facility	$80,071	$99,419
2028 Debentures	6,550	6,689
Senior Notes	46,691	47,250
Senior Subordinated Notes	38,446	38,906
Amortization of debt issue costs	10,663	10,588
Other	2,439	2,847
Total interest expense	184,860	205,699
Less:
Interest income	3,592	5,416
Capitalized interest	2,345	2,141
Interest expense, net	$178,923	$198,142

Income taxes.  Our effective income tax rate for the thirty-nine weeks ended April 26, 2008 was 39.2% compared to 38.9% for the thirty-nine weeks ended April 28, 2007.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  We closed the Internal Revenue Service (IRS) examinations of federal tax returns for fiscal years 2004 and 2003 during the first quarter of fiscal year 2007 and paid the related tax liability during the second quarter of fiscal year 2007.   The IRS is now examining our federal tax returns for fiscal years 2005 and 2006.  We believe our recorded tax liabilities as of April 26, 2008 are sufficient to cover any potential assessments to be made by the IRS upon the completion of their examinations. We will continue to monitor the progress of the IRS examinations and review our recorded tax liabilities for potential audit assessments.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2003.  We believe it is reasonably possible that adjustments in the amounts of our unrecognized tax benefits could occur within the next 12 months as a result of negotiated settlements with tax authorities.  At this time, we do not believe such adjustments will have a material impact on our consolidated financial statements.

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

The following table reconciles earnings from continuing operations as reflected in our consolidated statements of earnings prepared in accordance with GAAP to EBITDA and Adjusted EBITDA:

	Quarter-to-Date		Year-to-Date
(dollars in millions)	Thirteen weeks ended April 26, 2008	Thirteen weeks ended April 28, 2007	Thirty-Nine weeks ended April 26, 2008	Thirty-Nine weeks ended April 28, 2007

Earnings from continuing operations	$55.4	$60.9	$178.5	$150.6
Income taxes	35.9	37.8	115.2	95.9
Interest expense, net	57.3	63.8	178.9	198.1
Depreciation	35.5	34.3	105.7	101.5
Amortization of customer lists and favorable lease commitments	17.9	18.1	53.9	54.2
EBITDA (1)	202.0	214.9	632.2	600.3
Non-cash gain on curtailment of defined benefit retirement obligations (1)	—	—	(32.5)	—
Adjusted EBITDA	$202.0	$214.9	$599.7	$600.3

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

At April 26, 2008, cash and cash equivalents were $206.1 million compared to $176.8 million at April 28, 2007. Net cash provided by operating activities was $201.5 million year-to-date fiscal 2008 compared to $176.8 million year-to-date fiscal 2007. Cash flows provided by operating activities were higher year-to-date fiscal 2008 than in the prior year fiscal period primarily due to:

•                  a $20.0 million decrease in pretax cash interest requirements on indebtedness incurred in connection with the Acquisition;

•                  a $7.6 million decrease in cash requirements for income taxes; and

•                  a $27.4 million increase in developer construction allowances received; partially offset by

•                  $15.0 million funding of defined benefit pension plan.

Net cash used for investing activities, representing capital expenditures, was $133.1 million year-to-date fiscal 2008.  Net cash used for investing activities was $42.2 million year-to-date fiscal 2007 which consisted of:

•                  capital expenditures of $104.2 million; and

•                  the purchase of the minority interest held in Kate Spade for $59.4 million; partially offset by

•                  $121.5 million received from Liz Claiborne, Inc. for the sale of Kate Spade.

We incurred significant capital expenditures in fiscal 2008 related to the construction of new stores in Natick and Topanga (the greater Los Angeles area) and the remodel of our Atlanta and Westchester stores. We incurred significant capital expenditures in fiscal 2007 related to the construction of new stores in Charlotte, Austin and Natick and the remodel of our Atlanta store. We opened our Charlotte store in September 2006, our Austin store in March 2007 and our Natick store in September 2007.  We expect to open the Topanga store in Fall 2008. We currently project capital expenditures for fiscal year 2008 to be approximately $180 to $190 million.

Net cash used for financing activities was $3.4 million year-to-date fiscal 2008 as compared to $182.5 million year-to-date fiscal 2007.  In year-to-date fiscal 2007, we voluntarily repaid $175.0 million principal amount of the loans under the Senior Secured Term Loan Facility.

Financing Structure at April 26, 2008

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

As of April 26, 2008, NMG had $575.6 million of unused borrowing availability under the Asset-Based Revolving Credit Facility based on a borrowing base of over $600.0 million and after giving effect to $24.4 million used for letters of credit.

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

At April 26, 2008, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. At April 26, 2008, the applicable margin with respect to base rate borrowings was 0.75% and the applicable margin with respect to LIBOR borrowings was 1.75%. The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.76% at April 26, 2008.

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

Interest Rate Swaps.  NMG uses derivative financial instruments to help manage its interest rate risk. Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit its exposure to interest rate increases related to a portion of its floating rate indebtedness. The interest rate swap agreements terminate after five years.  At April 26, 2008, the fair value of NMG’s interest rate swap agreements was a loss of approximately $39.4 million, which amount is included in other long-term liabilities.

As of the effective date, NMG designated the interest rate swaps as cash flow hedges. As a result, changes in the fair value of NMG’s swaps are recorded subsequent to the effective date as a component of accumulated other comprehensive (loss) income.

As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.511% to 6.733% per quarter through 2010 and result in an average fixed rate of 6.599%.

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

•                  restrictions the terms and conditions of the indebtedness under our senior secured credit facilities may place on our ability to respond to changes in our business or to take certain actions;

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161).  SFAS 161 enhances current disclosures related to derivative instruments and hedging activities to provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or our second fiscal quarter ending January 31, 2009. We have not yet evaluated the impact, if any, of adopting SFAS 161 on our consolidated financial statements.

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

As of April 26, 2008, NMG had no borrowings outstanding under its Asset-Based Revolving Credit Facility that bears interest at floating rates. Future borrowings under NMG’s Asset-Based Revolving Facility, to the extent of outstanding borrowings, would be affected by interest rate changes.

At April 26, 2008, NMG had $1,625.0 million of debt under its Senior Secured Term Loan Facility issued in connection with the Acquisition that bears interest at floating rates.

NMG uses derivative financial instruments to help manage its interest rate risk.  Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit its exposure to interest rate increases related to a portion of its floating rate indebtedness. The interest rate swap agreements terminate after five years.  As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.511% to 6.733% per quarter through 2010 and result in an average fixed rate of 6.599%. With respect to outstanding borrowings in excess of $1,000.0 million on the Senior Secured Term Loan Facility, such borrowings are at floating rates.  A 1% increase in these floating rates would increase annual interest expense by approximately $6.3 million.

The effects of changes in the U.S. equity and bond markets serve to increase or decrease the value of pension plan assets, resulting in increased or decreased cash funding by the Company. The Company seeks to manage exposure to adverse equity and bond returns by maintaining diversified investment portfolios and utilizing professional investment managers.

ITEM 4.  CONTROLS AND PROCEDURES

a.     Disclosure Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of April 26, 2008, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b.     Changes in Internal Control over Financial Reporting.

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. No change occurred in our internal controls over financial reporting during the quarter ended

April 26, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

NEIMAN MARCUS, INC.

PART II

ITEM 1.           LEGAL PROCEEDINGS

On April 21, 2008, we entered into an amendment to the Credit Card Program Agreement (the Program Agreement), dated as of June 8, 2005, by and among NMG, Bergdorf Goodman, Inc., (a wholly owned subsidiary of NMG), HSBC Bank Nevada, N.A. and HSBC Private Label Corporation (formerly known as Household Corporation) (collectively referred to as HSBC). The amendment was entered into subsequent to the filing of a lawsuit by the Company against HSBC alleging a breach of the Program Agreement, as well as other claims, including application for the granting of a temporary restraining order and other injunctive relief. The amendment, among other things, provides for 1) the allocation between HSBC and NMG of additional income, if any, to be generated from the credit card program as a result of certain changes made to the Program Agreement, 2) the allocation of certain credit card losses between HSBC and NMG and 3) the dismissal of the lawsuit and temporary restraining order without prejudice. We do not expect that the amendment will have a material impact on the level of our future income under the Program Agreement.

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

We are highly leveraged.  As of April 26, 2008, the principal amount of NMG’s total indebtedness was approximately $2,952.3 million and the unused borrowing availability under the $600 million Asset-Based Revolving Credit Facility was approximately $575.6 million after giving effect to $24.4 million of letters of credit outstanding thereunder.  NMG’s substantial indebtedness, combined with its lease and other financial obligations and contractual commitments, could have other important consequences. For example, it could:

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

In addition, NMG’s interest expense could increase if interest rates increase because the entire amount of the indebtedness under the senior secured credit facilities bears interest at floating rates.   As of April 26, 2008, NMG had approximately $1,625.0 million principal amount of floating rate debt, consisting of outstanding borrowings under Senior Secured Term Loan Facility.  NMG also had at that date approximately $575.6 million of unused floating rate debt borrowing capacity available under the Asset-Based Revolving Credit Facility based on a borrowing base of over $600.0 million at that date and after giving effect to $24.4 million used for letters of credit.  Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit its exposure to interest rate increases related to a portion of its floating rate indebtedness.

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

Based upon our expansion strategy, we expect that planned new stores will add over 672,000 square feet of new store space over approximately the next three fiscal years, representing an increase of approximately 12% above the current aggregate square footage of our full-line Neiman Marcus and Bergdorf Goodman stores, and that our store remodeling program will add additional new store space from remodels that are already underway.  New store openings involve certain risks, including constructing, furnishing and supplying a store in a timely and cost effective manner, accurately assessing the demographic or retail environment at a given location, hiring and training quality staff, obtaining necessary permits and zoning approvals, obtaining commitments from a core group of vendors to supply the new store, integrating the new store into our distribution network and building customer awareness and loyalty. In undertaking store remodels, we must complete the remodel in a timely, cost effective manner, minimize disruptions to our existing operations, and succeed in creating an improved shopping environment. If we fail to execute on these or other aspects of our store expansion and remodeling strategy, we could suffer harm to our sales, an increase in costs and expenses and an adverse effect on our business.

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

We and our subsidiaries currently own our tradenames and service marks, including the "Neiman Marcus" and "Bergdorf Goodman" marks. Our tradenames and service marks are registered in the United States and in various foreign countries, primarily in Europe. The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Moreover, we are unable to predict the effect that any future foreign or domestic intellectual property legislation or regulation may have on our existing or future business. The loss or reduction of any of our significant proprietary rights could have an adverse effect on our business.

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

10.28*	Neiman Marcus, Inc. Cash Incentive Plan amended as of January 21, 2008. (1)

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

10.30*	The Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan amended and restated effective January 1, 2008. (1)

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

NEIMAN MARCUS, INC.

(Registrant)

Signature	Title	Date

/s/ T. Dale Stapleton	Vice President and Controller	June 4, 2008
T. Dale Stapleton	and Duly Authorized Officer
(principal accounting officer)