Form 10-K
period 2008-08-02
Neiman Marcus, Inc.
filed 2008-09-24
CIK 1358651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 2, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant is zero.  The registrant is a privately held corporation.

As of September 15, 2008, the registrant had outstanding 1,012,919 shares of its common stock, par value $0.01 per share.

NEIMAN MARCUS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED AUGUST 2, 2008

PART I

ITEM 1. BUSINESS

Business Overview

We are one of the nation’s leading luxury retailers, offering distinctive merchandise and excellent customer service that cater to the needs of the affluent consumer. Since our founding in the early 1900s, we have established ourselves as a leading fashion authority among luxury consumers and have become a premier U.S. retail channel for many of the world’s most exclusive designers. Currently, we operate 40 Neiman Marcus full-line stores at prime retail locations in major U.S. markets and two Bergdorf Goodman stores on Fifth Avenue in New York City. We also operate catalogs and e-commerce websites under the brands Neiman Marcus®, Bergdorf Goodman® and Horchow®. During fiscal years 2008, 2007 and 2006, we generated revenues of $4,600.5 million, $4,390.1 million and $4,030.1 million, respectively, and operating earnings of $466.4 million, $476.8 million and $329.0 million, respectively.

We operate an integrated, multi-channel retailing model as described below:

Specialty Retail.  Our specialty retail store operations (Specialty Retail) consist primarily of our 40 Neiman Marcus stores and two Bergdorf Goodman stores. Over our past five fiscal years, Specialty Retail has achieved a compounded annual growth rate, or CAGR, in revenues of 9.0%. Specialty Retail accounted for 83.8% of our total revenues in fiscal year 2008, 83.7% in fiscal year 2007 and 83.7% in fiscal year 2006.

•                 Neiman Marcus Stores.  Neiman Marcus stores offer distinctive luxury merchandise, including women’s couture and designer apparel, contemporary sportswear, handbags, fashion accessories, shoes, cosmetics, men’s clothing and furnishings, precious and designer jewelry, decorative home accessories, fine china, crystal and silver, children’s apparel and gift items. We locate our Neiman Marcus stores at carefully selected venues that cater to our target customers in major metropolitan markets across the United States, and design our stores to provide a feeling of residential luxury by blending art and architectural details from the communities in which they are located. We also operate 24 clearance centers offering for sale end-of-season clearance goods from our Neiman Marcus stores, Bergdorf Goodman stores and direct-to-consumer operations as well as clearance goods purchased directly for resale by our clearance centers.  Our full-line Neiman Marcus stores and clearance centers accounted for 71.2% of our total revenues in fiscal year 2008, 71.6% in fiscal year 2007 and 72.2% in fiscal year 2006 and 85.0% of Specialty Retail revenues in fiscal year 2008, 85.6% in fiscal year 2007 and 86.3% in fiscal year 2006.

•                 Bergdorf Goodman Stores. Bergdorf Goodman is a premier luxury retailer in New York City well known for its couture merchandise, opulent shopping environment and landmark Fifth Avenue locations. Bergdorf Goodman features high-end apparel, fashion accessories, shoes, decorative home accessories, precious and designer jewelry, cosmetics and gift items. Our Bergdorf Goodman stores accounted for 12.6% of our total revenues in fiscal year 2008, 12.1% in fiscal year 2007 and 11.5% in fiscal year 2006 and 15.0% of Specialty Retail revenues in fiscal year 2008, 14.4% in fiscal year 2007 and 13.7% in fiscal year 2006.

We currently operate 5 stores under the CUSP name. CUSP is a smaller store format (6,000 to 11,000 square feet) that targets a younger, fashion savvy customer with a contemporary point of view. To date, the operations of the CUSP stores are insignificant to the revenues and operating earnings of our Specialty Retail stores.  We plan to open 4 to 6 more CUSP stores over the next 12 to 15 months.  We continue to evaluate the performance of our existing CUSP stores and the potential for future CUSP stores.

Direct Marketing.  Our upscale direct-to-consumer operation (Direct Marketing) conducts online and catalog sales of fashion apparel, accessories and home furnishings through the Neiman Marcus brand, online and catalog sales of home furnishings and accessories through the Horchow brand, and online sales of fashion apparel and accessories through the Bergdorf Goodman brand.  In addition, Direct Marketing currently operates 9 designer websites.  In connection with the designer websites, Direct Marketing creates and/or maintains separate e-commerce sites bearing the designers’ brand names.  Direct Marketing procures inventory from each designer to be showcased on that designer’s website and bears all the responsibilities related to the fulfillment of goods purchased on the designer website.

Direct Marketing generated 16.2% of our total revenues in fiscal year 2008 and 16.3% in fiscal years 2007 and 2006. Over one million customers made a purchase through one of our websites or catalogs in fiscal year 2008. In recent years, internet sales have increased as a percentage of Direct Marketing revenues.  As a percentage of total revenues of Direct Marketing, internet sales were 75.5% in fiscal year 2008, 69.7% in fiscal year 2007 and 62.1% in fiscal year 2006. Our catalog business circulated approximately 90 million catalogs in fiscal year 2008. With the growth of internet sales, we have reduced catalog circulation in recent years and would expect flat to declining catalog circulation in the foreseeable future.

We regularly send e-mails to over 2.9 million e-mail addresses, alerting our customers to our newest merchandise and the latest fashion trends. Over the last five fiscal years, Direct Marketing has achieved a CAGR in revenues (excluding revenues of our Chef’s Catalog brand sold in November 2004) of 12.4%.

For more information about our reportable segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 of the Notes to Consolidated Financial Statements in Item 15.

Our fiscal year ends on the Saturday closest to July 31. Like many other retailers, we follow a 4-5-4 reporting calendar which resulted in an extra week in fiscal year 2008 (the 53rd week). All references to fiscal year 2008 relate to the 53 weeks ended August 2, 2008; all references to fiscal year 2007 relate to the 52 weeks ended July 28, 2007 and all references to fiscal year 2006 relate to the combined 52 weeks ended July 29, 2006 (calculated as described in “The Acquisition”).  References to fiscal years 2009 and years thereafter relate to our fiscal years for such periods.

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

The Acquisition

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

The acquisition of NMG was completed on October 6, 2005 through the merger of Merger Sub with and into NMG, with NMG being the surviving entity (the Acquisition). Subsequent to the Acquisition, NMG is a subsidiary of the Company, which is controlled by Holding. In connection with the Acquisition, NMG incurred significant indebtedness and became highly leveraged.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”  All references to “we” and “our” relate to the Company for periods subsequent to the Acquisition and to NMG for periods prior to the Acquisition.

Prior to the Acquisition, the Company had no independent assets or operations. After the Acquisition, the Company represents the successor to NMG since the Company’s sole asset is its investment in NMG and its operations consist solely of the operating activities of NMG as well as costs incurred by the Company related to its investment in NMG.  For periods prior to the Acquisition, NMG is deemed to be the predecessor to the Company.  As a result, for periods prior to the Acquisition, the financial statements of the Company consist of the financial statements of NMG for such periods.  The accompanying consolidated statements of earnings and cash flows present our results of operations and cash flows for the periods preceding the Acquisition (Predecessor) and the periods succeeding the Acquisition (Successor), respectively.

The purchase price paid in connection with the Acquisition was allocated to state the acquired assets and liabilities at fair value at the Acquisition date. The purchase accounting adjustments increased the carrying values of our property and equipment and inventory, established intangible assets for our tradenames, customer lists and favorable lease commitments and revalued our long-term benefit plan obligations, among other things. Subsequent to the Acquisition, interest expense and non-cash depreciation and amortization charges have significantly increased. As a result, our successor financial statements subsequent to the Acquisition are not comparable to our predecessor financial statements.

We have prepared our discussion of the results of operations for the fiscal year ended July 29, 2006 by combining the earnings and cash flows for the Predecessor nine-week period ended October 1, 2005 and the Successor forty-three week period ended July 29, 2006. Although this combined presentation does not comply with generally accepted accounting principles (GAAP), we believe that it provides a meaningful method of comparison. The combined operating results have not been prepared on a pro forma basis under applicable regulations and may not reflect the actual results we would have achieved absent the Acquisition.

Discontinued Operations

Gurwitch Products, L.L.C. In July 2006, we sold our majority interest in Gurwitch Products, L.L.C. to Alticor Inc., for pretax net cash proceeds of approximately $40.8 million (Gurwitch Disposition).  Gurwitch Products, L.L.C. designs and markets the Laura Mercier cosmetics line and had revenues of approximately $59.0 million (after intercompany eliminations) in fiscal year 2006. The net assets of Gurwitch Products, L.L.C. were sold for their net carrying value (after purchase accounting adjustments made in connection with the Acquisition to state such assets at fair value).

Kate Spade LLC. In February 1999, NMG acquired a 56% controlling interest in Kate Spade LLC, a designer and marketer of high-end accessories.  In April 2005, the minority investor in Kate Spade LLC exercised the put option with respect to the sale of the full amount of its 44% stake in such company to NMG. In October 2006, we entered into an agreement to settle the put option whereby we purchased the interest held by the minority investor for approximately $59.4 million.

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

Recent Developments

On September 4, 2008, we announced preliminary total revenues and comparable revenues of approximately $285 million and $281 million, respectively, for the four-week August period of fiscal year 2009. In the four-week August period, total revenues increased 0.7% and comparable revenues decreased 0.5% compared to the four-week August period of fiscal year 2008. Comparable revenues decreased 0.4% in our Specialty Retail stores and 1.1% in Direct Marketing for the four-week August period of fiscal year 2009.

All the financial data set forth above for the four-week August period of fiscal year 2009 are preliminary and unaudited and subject to revision based upon our review and a review by our independent registered public accounting firm of our financial condition and results of operations for the quarter ending November 1, 2008. Once we and our independent registered public accounting firm have completed our respective reviews of our financial information for the quarter ending November 1, 2008, we may report financial results that are different from those set forth above.

Industry Overview

We operate in the luxury apparel and accessories segment of the U.S. retail industry and have arrangements with luxury-branded fashion vendors, including, but not limited to, Chanel, Prada, Giorgio Armani, David Yurman, St. John, Gucci,  Ermenegildo Zegna, Manolo Blahnik and Brioni to market and sell their merchandise. Luxury-branded fashion vendors typically manage the distribution and marketing of their merchandise to maximize the perception of brand exclusivity and to facilitate the sale of their goods at premium prices, including limitations on the number of retail locations through which they distribute their merchandise. These retail locations typically consist of a limited number of specialty stores, high-end department stores and, in some instances, vendor-owned proprietary boutiques. Retailers that compete with us for the distribution of luxury fashion brands include Saks Fifth Avenue, Nordstrom, Barney’s New York and other national, regional and local retailers.

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

We believe we offer our customers fair and liberal return policies consistent with the practices of other luxury and specialty retailers.  We believe these policies help to cultivate long-term relationships with our customers.

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

Through our print media programs, we mail various publications to our customers communicating upcoming in-store events, new merchandise offerings and fashion trends. In connection with these programs, Neiman Marcus produces The Book® approximately eight to nine times each year. The Book is a high-quality publication featuring the latest fashion trends that is mailed on a targeted basis to our customers and has a yearly printing in excess of 4.3 million. Our other print publications include The Book for Men, the Bergdorf Goodman Magazine and specific designer mailers.

We also believe that the online and print catalog operations of Direct Marketing promote brand awareness, which benefits the operations of our retail stores.

Loyalty Programs.  We maintain a loyalty program under the InCircle® brand name designed to cultivate long-term relationships with our customers. Our loyalty program focuses on our most active customers. This program includes marketing features, including private in-store events, special magazine issues, as well as the ability to accumulate points for qualifying purchases. Increased points are periodically offered in connection with in-store promotional and other events. Upon attaining specified point levels, customers may redeem their points for a wide variety of gifts ranging from gift cards to designer merchandise and trips to exotic locations. Beginning in calendar 2006, we transitioned customers in our previous Bergdorf Goodman loyalty program to our InCircle loyalty program. Approximately 40% of our revenues during each of the last two calendar years was generated by our InCircle loyalty program members.

Proprietary Credit Card Program.  Pursuant to a five-year program agreement entered into in July 2005 (Program Agreement), we entered into a long-term marketing and servicing alliance with HSBC Bank Nevada, N.A. and HSBC Private Label Corporation (formerly known as Household Corporation) (collectively referred to as HSBC) whereby HSBC offers proprietary credit card accounts to our customers under both the “Neiman Marcus” and “Bergdorf Goodman” brand names.

Under the terms of this alliance, HSBC offers credit cards and non-card payment plans and bears substantially all credit risk with respect to sales transacted on the cards bearing our brands. We receive ongoing payments from HSBC related to credit card sales and compensation for marketing and servicing activities (HSBC Program Income). During fiscal year 2006, we outsourced various administrative elements of the proprietary credit card program, including the processing of data with respect to our proprietary credit card program to HSBC as provided for in the program agreement with HSBC.  We continue to handle key customer service functions, primarily customer inquiries and collections.

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

On April 21, 2008, we entered into an amendment to the Program Agreement, dated as of June 8, 2005, with HSBC. The amendment was entered into subsequent to the filing of a lawsuit by the Company against HSBC alleging a breach of the Program Agreement, as well as other claims, and an application for the granting of a temporary restraining order and other injunctive relief. The amendment, among other things, provides for 1) the allocation between HSBC and NMG of additional income, if any, to be generated from the credit card program as a result of certain changes made to the Program Agreement, 2) the allocation of certain credit card losses between HSBC and NMG (subject to a contractual limit on the losses allocable to NMG) and 3) the dismissal of the lawsuit and temporary restraining order without prejudice. We do not expect that the amendment will have a material impact on the level of our future income under the Program Agreement.

Historically, our customers holding a proprietary credit card have tended to shop more frequently and have a higher level of spending than customers paying with cash or third-party credit cards. In fiscal years 2008 and 2007, approximately 55% of our revenues were transacted through our proprietary credit cards.

We utilize data captured through our proprietary credit card program in connection with promotional events and customer relationship programs targeting specific customers based upon their past spending patterns for certain brands, merchandise categories and store locations.

Integrated Multi-Channel Model.  We offer products through our complementary Direct Marketing and Specialty Retail businesses, which enables us to maximize our brand recognition and strengthen our customer relationships across all channels. Our well-established catalog and online operation expands our reach beyond the trading area of our retail stores, as over 40% of our Direct Marketing customers in fiscal years 2008 and 2007 were located outside of the trade areas of our existing retail locations. We also use our catalogs and e-commerce websites as selling and marketing tools to increase the visibility and exposure of our brand and generate customer traffic within our retail stores. We believe the combination of our retail stores and direct selling efforts is the main reason that our multi-channel customers spend more on average than our single-channel customers (over 3 times more in each of fiscal years 2008 and 2007).

Merchandise

We carry luxury merchandise from well-recognized designers as well as emerging designers.  We believe our merchandising experience and in-depth knowledge of our customers and the markets within which we operate, allow us to select an appropriate merchandise assortment for each of our stores that is tailored to our customers’ tastes and lifestyles.

Our percentages of revenues by major merchandise category are as follows:

	Years Ended
	August 2, 2008	July 28, 2007	July 29, 2006
Women’s Apparel	36%	37%	38%
Women’s Shoes, Handbags and Accessories	20%	20%	18%
Cosmetics and Fragrances	11%	11%	11%
Men’s Apparel and Shoes	12%	12%	13%
Designer and Precious Jewelry	12%	11%	11%
Home Furnishings and Décor	8%	9%	9%
Other	1%	0%	0%
	100%	100%	100%

Substantially all of our merchandise is delivered to us by our vendors as finished goods and is manufactured in numerous locations, including Europe and the United States and, to a lesser extent, China, Mexico and South America.

Our major merchandise categories are as follows:

Women’s Apparel:  Women’s apparel consists of dresses, eveningwear, suits, coats, and sportswear separates—skirts, pants, blouses, jackets, and sweaters. Women’s apparel occupies the largest amount of square footage within our stores. We work with women’s apparel vendors to present the merchandise and highlight the best of the vendor’s product. Our primary women’s apparel vendors include Chanel, Prada, Giorgio Armani, St. John, Gucci, Akris, Escada and Dolce & Gabbana.

Women’s Shoes, Handbags and Accessories:  Women’s accessories include belts, gloves, scarves, hats and sunglasses. Our primary vendors in this category include Manolo Blahnik, Prada, Christian Louboutin, Gucci, Chanel and Dior in ladies shoes, and handbags from Chanel, Prada, Gucci, Nancy Gonzalez and Balenciaga.

Cosmetics and Fragrances:  Cosmetics and fragrances include facial and skin cosmetics, skin therapy and lotions, soaps, fragrances, candles and beauty accessories. Our primary vendors of cosmetics and beauty products include La Mer, Chanel, Sisley, Bobbi Brown, La Prairie and Laura Mercier.

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

Designer and Precious Jewelry:  Our designer and precious jewelry offering includes women’s necklaces, bracelets, rings, earrings and watches that are selected to complement our apparel merchandise offering. Our primary vendors in this category include David Yurman, John Hardy and Stephen Dweck in designer jewelry and Henry Dunay, Cartier and Roberto Coin in precious jewelry. We often sell precious jewelry which has been consigned to us from the vendor.

Home Furnishings and Décor:  Home furnishings and décor include linens, tabletop, kitchen accessories, furniture, rugs, decoratives (frames, candlesticks, vases and sculptures) as well as collectables. Merchandise for the home complements our apparel offering in terms of quality and design. Our primary vendors in this category include Jay Strongwater, Daum, Waterford, Steuben and Baccarat.

Vendor Relationships

Our merchandise assortment consists of a wide selection of luxury goods purchased from both well-known luxury-branded fashion vendors as well as new and emerging designers. We communicate with our vendors frequently, providing feedback on current demand for their products, suggesting, at times, changes to specific product categories or items and gaining insight into their future fashion direction. Certain designers sell their merchandise, or certain of their design collections, exclusively to us and other designers sell to us pursuant to their limited distribution policies. We compete for quality merchandise and assortment principally based on relationships and purchasing power with designer resources. Our women’s and men’s apparel and fashion accessories businesses are especially dependent upon our relationships with these designer resources. We monitor and evaluate the sales and profitability performance of each vendor and adjust our future purchasing decisions from time to time based upon the results of this analysis. We have no guaranteed supply arrangements with our principal merchandising sources and, accordingly, there can be no assurance that such sources will continue to meet our needs for quality, style and volume. In addition, our vendor base is diverse, with only one vendor representing slightly more than 5% of the cost of our total purchases in fiscal year 2008. The breadth of our sourcing helps mitigate risks associated with a single brand or designer.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. We receive certain allowances to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. We also receive advertising allowances from certain of our merchandise vendors, substantially all of which represent reimbursements of direct, specified and incremental costs we incur to promote the vendors’ merchandise. These allowances are recorded as a reduction of our advertising costs when incurred. In addition, we receive allowances from certain merchandise vendors in conjunction with compensation allowances for employees who sell the vendors’ merchandise, which allowances are netted against the related compensation expenses that we incur.  For more information related to allowances received from vendors, see Note 1 to our audited consolidated financial statements included herein.

In order to expand our product assortment, we offer certain merchandise, primarily precious jewelry, which has been consigned to us from the vendor. As of August 2, 2008 and July 28, 2007, we held consigned inventories with a cost basis of approximately $362.7 million and $307.6 million, respectively (consigned inventories are not reflected in our consolidated balance sheet as we do not take title to consigned merchandise).  From time to time, we make advances to certain of our vendors. These advances are typically deducted from amounts paid to vendors at the time we receive the merchandise or, in the case of advances made for consigned goods, at the time we sell the goods. We had net outstanding advances to vendors of approximately $42.1 million at August 2, 2008 and $31.4 million at July 28, 2007.

Inventory Management

Our merchandising function is decentralized with separate merchandising functions for Neiman Marcus stores, Bergdorf Goodman and Direct Marketing. Each merchandising function is responsible for the determination of the merchandise assortment and quantities to be purchased and, in the case of Neiman Marcus stores, for the allocation of merchandise to each store. We currently have over 450 merchandise buyers and merchandise planners.

The majority of the merchandise we purchase is initially received at one of our centralized distribution facilities. To support our Specialty Retail stores, we utilize a primary distribution facility in Longview, Texas, a regional distribution facility in Dayton, New Jersey and five regional service centers. We also operate two distribution facilities in the Dallas-Fort Worth area to support our Direct Marketing operations.

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

Capital Investments

We make capital investments annually to support our long-term business goals and objectives. We invest capital in new and existing stores, distribution and support facilities as well as information technology. We have gradually increased the number of our stores over the past ten years, growing our full-line Neiman Marcus and Bergdorf Goodman store base from 28 stores at the beginning of fiscal year 1998 to our current 42 stores.

We invest capital in the development and construction of new stores in both existing and new markets. We conduct extensive demographic, marketing and lifestyle research to identify attractive retail markets with a high concentration of our target customers prior to our decision to construct a new store. We compete with other retailers for real estate opportunities principally on the basis of our ability to attract customers. In addition to the construction of new stores, we also invest in the on-going maintenance of our stores to ensure an elegant shopping experience for our customers. Capital expenditures for existing stores range from minor renovations of certain areas within the store to major remodels and renovations and store expansions. We are focused on operating only in attractive markets that can profitably support our stores as well as maintaining the quality of our stores and, consequently, our brand. With respect to our major remodels, we only expand after extensive analysis of our projected returns on capital. We generally experience an increase in both total sales and sales per square foot at stores that undergo a remodel or expansion.

We also believe capital investments for information technology in our stores, distribution facilities and support functions are necessary to support our business strategies. As a result, we are continually upgrading our information systems to improve efficiency and productivity.

In the past three fiscal years, we have made capital expenditures aggregating $495 million related primarily to:

•                 the construction of new stores in San Antonio, Boca Raton, Charlotte, Austin, Natick (suburban Boston) and Topanga (greater Los Angeles area);

•                 the renovation and expansion of our main Bergdorf Goodman store in New York City and Neiman Marcus stores in San Francisco, Houston, Beverly Hills, Atlanta and Westchester;

•                 the expansion of our distribution facilities;

•                 the installation of new warehousing and distribution systems for Specialty Retail stores; and

•                 a new human capital management system (including the outsourcing of payroll and benefits administration).

In fiscal year 2009, we anticipate capital expenditures for planned new stores in Topanga, suburban Seattle, Walnut Creek and Sarasota and for renovations of our Chicago store, as well as the main Bergdorf Goodman store. We also expect to make technology related expenditures to enhance existing systems and reporting capabilities in a number of areas, including our warehousing systems at Direct Marketing.

We receive allowances from developers related to the construction of our stores thereby reducing our cash investment in these stores. We record these allowances as deferred real estate credits which are recognized as a reduction of rent expense on a straight-line basis over the lease term. We received construction allowances aggregating $36.8 million in fiscal year 2008 and $24.6 million in fiscal year 2007.

Competition

The specialty retail industry is highly competitive and fragmented. We compete for customers with specialty retailers, traditional and high-end department stores, national apparel chains, vendor-owned proprietary boutiques, individual specialty apparel stores and direct marketing firms. We compete for customers principally on the basis of quality and fashion, customer service, value, assortment and presentation of merchandise, marketing and customer loyalty programs and, in the case of Neiman Marcus and Bergdorf Goodman, store ambiance. Retailers that compete with us for distribution of luxury fashion brands include Saks Fifth Avenue, Nordstrom, Barney’s New York and other national, regional and local retailers. Many of these competitors have greater financial resources than we do. In addition, following consummation of the Acquisition many of those competitors are significantly less leveraged than we are, and therefore may have greater flexibility to respond to changes in our industry.

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

Employees

As of September 1, 2008, we had approximately 17,000 employees. Neiman Marcus stores had approximately 14,000 employees, Bergdorf Goodman stores had approximately 1,200 employees, Direct Marketing had approximately 1,700 employees and Neiman Marcus Group had approximately 100 employees. Our staffing requirements fluctuate during the year as a result of the seasonality of the retail industry. We hire additional temporary associates and increase the hours of part-time employees during seasonal peak selling periods.  Except for approximately 13% of the Bergdorf Goodman employees, none of our employees is subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Seasonality

Our business, like that of most retailers, is affected by seasonal fluctuations in customer demand, product offerings and working capital expenditures. For additional information on seasonality, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Seasonality.”

Regulation

The credit card operations that are conducted under our arrangements with HSBC are subject to numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider. In addition to our proprietary credit cards, credit to our customers is also provided primarily through third parties. Any regulation or change in the regulation of credit arrangements that would materially limit the availability of credit to our customer base could adversely affect our results of operations or financial condition.

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

We are highly leveraged.  As of August 2, 2008, the principal amount of NMG’s total indebtedness was approximately $2,951.9 million and the unused borrowing availability under the $600 million Asset-Based Revolving Credit Facility was approximately $576.0 million after giving effect to $24.0 million of letters of credit outstanding thereunder.  NMG’s substantial indebtedness, combined with its lease and other financial obligations and contractual commitments, could have other important consequences. For example, it could:

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

•                 place NMG at a competitive disadvantage compared to its competitors that are less highly leveraged; and

•                 limit NMG’s ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of its business strategy or other purposes.

Any of the above listed factors could materially adversely affect NMG’s business, financial condition and results of operations.

In addition, NMG’s interest expense could increase if interest rates increase because the entire amount of the indebtedness under the senior secured credit facilities bears interest at floating rates.  As of August 2, 2008, NMG had approximately $1,625.0 million principal amount of floating rate debt, consisting of outstanding borrowings under the Senior Secured Term Loan Facility.  NMG also had at that date approximately $576.0 million of unused floating rate debt borrowing capacity available under the Asset-Based Revolving Credit Facility, based on a borrowing base of over $600.0 million after giving effect to $24.0 million used for letters of credit.  Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.

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

If NMG does not generate sufficient cash flow from operations to satisfy the debt service obligations, NMG may have to undertake alternative financing plans, such as refinancing or restructuring its indebtedness, selling assets, reducing or delaying capital investments or seeking to raise additional capital.  Our ability to restructure or refinance NMG’s debt will depend on the condition of the capital markets and our financial condition at such time.  Any refinancing of NMG’s debt could be at higher interest rates and may require it to comply with more onerous covenants, which could further restrict its business operations.  The terms of existing or future debt instruments may restrict NMG from adopting some of these alternatives.  In addition, any failure to make payments of interest and principal on NMG’s outstanding indebtedness on a timely basis would likely result in a reduction of NMG’s credit rating, which could harm its ability to incur additional indebtedness on acceptable terms.

Contractual limitations on NMG’s ability to execute any necessary alternative financing plans could exacerbate the effects of any failure to generate sufficient cash flow to satisfy its debt service obligations.  The Asset-Based Revolving Credit Facility permits NMG to borrow up to $600.0 million; however, NMG’s ability to borrow thereunder is limited by a borrowing base, which at any time will equal the lesser of 80% of eligible inventory valued at the lower of cost or market value and 85% of the net orderly liquidation value of the eligible inventory, less certain reserves.  In addition, our ability to borrow under this facility is limited by a minimum liquidity condition, providing that, if less than $60.0 million is available at any time, NMG is not permitted to borrow any additional amounts under the Asset-Based Revolving Credit Facility unless NMG’s pro forma ratio of consolidated EBITDA to consolidated Fixed Charges (as such terms are defined in the credit agreement for the Asset-Based Revolving Credit Facility) is at least 1.1 to 1.0.  Our ability to meet this financial ratio may be affected by events beyond our control which may prevent us from meeting this ratio.

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

The credit agreements governing NMG’s Asset-Based Revolving Credit Facility and Senior Secured Term Loan Facility and the indentures governing the Senior Notes, the Senior Subordinated Notes and the 2028 Debentures contain, and any future indebtedness of NMG would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on NMG’s ability to engage in acts that may be in its best long-term interests. The indentures governing the Senior Notes, the Senior Subordinated Notes and the 2028 Debentures and the credit agreements governing the senior secured credit facilities include covenants that, among other things, restrict NMG’s ability to:

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

Moreover, NMG’s Asset-Based Revolving Credit Facility provides discretion to the agent bank acting on behalf of the lenders to impose additional availability restrictions and other reserves, which could materially impair the amount of borrowings that would otherwise be available to us. There can be no assurance that the agent bank will not impose such reserves or, were it to do so, that the resulting impact of this action would not materially and adversely impair NMG’s liquidity.

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

The merchandise we sell consists in large part of luxury retail goods. The purchase of these goods by customers is discretionary, and therefore highly dependent upon the level of consumer spending, particularly among affluent customers. Accordingly, sales of these products may be adversely affected by an economic downturn, increases in consumer debt levels, uncertainties regarding future economic prospects or a decline in consumer confidence. During an actual or perceived economic downturn (as a result of increases in consumer debt levels, increases in interest rates, a tightening of consumer credit, uncertainties regarding future economic performance and tax rates and policies, or a decline in consumer confidence, among other factors), fewer customers may shop our stores and websites.  As a result, we may be required to take significant additional markdowns and/or increase our marketing and promotional expenses in response to the lower levels of demand for luxury goods.

An economic downturn in the United States generally or in any of the geographic areas in which we have stores, particularly in Texas, California, Florida and the New York City metropolitan area, from which we derive a significant portion of our revenues, could have a material adverse effect on our business and results of operations. In addition, promotional and/or prolonged periods of deep discount pricing by our competitors could have a material adverse effect on our business.

We are dependent on our relationships with certain designers, vendors and other sources of merchandise.

Our relationships with established and emerging designers are a key factor in our position as a retailer of high-fashion merchandise, and a substantial portion of our revenues is attributable to our sales of designer merchandise. Many of our key vendors limit the number of retail channels they use to sell their merchandise and competition among luxury retailers to obtain and sell these goods is intense. Our relationships with our designers have been a significant contributor to our past success. We have no guaranteed supply arrangements with our principal merchandising sources. Accordingly, there can be no assurance that such sources will continue to meet our quality, style and volume requirements. Moreover, nearly all of the brands of our top designers are sold by competing retailers, and many of our top designers also have their own dedicated retail stores. If one or more of our top designers were to cease providing us with adequate supplies of merchandise or, conversely, were to increase sales of merchandise through their own stores or to the stores of our competitors, our business could be adversely affected. In addition, any decline in the popularity or quality of any of our designer brands could adversely affect our business.

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

A breach in information privacy could negatively impact our operations.

The protection of our customer, employee and company data is critically important to us.  We utilize customer data captured through both our proprietary credit card programs and our direct marketing activities. Our customers have a high expectation that we will adequately safeguard and protect their personal information.  The regulatory environment surrounding information security and privacy is evolving and increasingly demanding, with the frequent imposition of new and constantly changing requirements across all our business units.  A significant breach of customer, employee or company data could damage our reputation and relationships with our customers and result in lost sales, fines and lawsuits.

Our business and performance may be affected by our ability to implement our store expansion and remodeling strategies.

Based upon our expansion strategy, we expect that planned new stores will add over 522,000 square feet of new store space over approximately the next four fiscal years, representing an increase of approximately 9% above the current aggregate square footage of our full-line Neiman Marcus and Bergdorf Goodman stores.  New store openings involve certain risks, including constructing, furnishing and supplying a store in a timely and cost effective manner, accurately assessing the demographic or retail environment at a given location, hiring and training quality staff, obtaining necessary permits and zoning approvals, obtaining commitments from a core group of vendors to supply the new store, integrating the new store into our distribution network and building customer awareness and loyalty. In undertaking store remodels, we must complete the remodel in a timely, cost effective manner, minimize disruptions to our existing operations, and succeed in creating an improved shopping environment. If we fail to execute on these or other aspects of our store expansion and remodeling strategy, we could suffer harm to our sales, an increase in costs and expenses and an adverse effect on our business.

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

In recent years, we have experienced certain inflationary conditions in our cost base due primarily to (1) changes in foreign currency exchange rates that have reduced the purchasing power of the U.S. dollar, (2) increases in selling, general and administrative expenses, particularly with regard to employee benefits and (3) increases in fuel prices and costs impacted by increases in fuel prices, such as freight and transportation costs. Inflation can harm our margins and profitability if we are unable to increase prices or cut costs enough to offset the effects of inflation in our cost base. If inflation in these or other costs worsens, we may not be able to offset the effects of inflation and cost increases through control of expenses, passing cost increases on to customers or any other method.  Any future inflation could adversely affect our profitability and our business.

Failure to maintain competitive terms under our loyalty programs could adversely affect our business.

We maintain loyalty programs that are designed to cultivate long-term relationships with our customers and enhance the quality of service we provide to our customers. We must constantly monitor and update the terms of our loyalty programs so that they continue to meet the demands and needs of our customers and remain competitive with loyalty programs offered by other high-end specialty retailers. Given that approximately 40% of our revenues during each of the last two calendar years was generated by our InCircle loyalty program members, our failure to continue to provide quality service and competitive rewards to our customers through the InCircle loyalty program could adversely affect our business.

Changes in our credit card arrangements, applicable regulations and consumer credit patterns could adversely impact our ability to facilitate the provision of consumer credit to our customers and adversely affect our business.

We maintain a proprietary credit card program through which credit is extended to customers under the “Neiman Marcus” and “Bergdorf Goodman” names. Because a majority of our revenues are transacted through our proprietary credit cards, changes in our proprietary credit card arrangement that adversely impact our ability to facilitate the provision of consumer credit may adversely affect our performance.

We entered into a five-year program agreement with HSBC in July 2005 which provides for a long-term marketing and servicing alliance under which HSBC offers proprietary credit card accounts to our customers under both the “Neiman Marcus” and “Bergdorf Goodman” brand names.

Under the terms of this alliance, HSBC offers credit cards and non-card payment plans and bears substantially all credit risk with respect to sales transacted on the cards bearing our brands. We receive ongoing payments from HSBC related to credit card sales and compensation for marketing and servicing activities. During fiscal year 2006, we outsourced various administrative elements of the proprietary credit card program to HSBC, including the processing of data, although we continue to handle key customer service functions, including customer inquiries and collections.

HSBC has discretion over certain policies and arrangements with our credit card customers and may change these policies and arrangements in ways that affect our relationship with these customers. In addition, there can be no assurance that, upon expiration of our current alliance with HSBC, that we will be able to enter into a replacement arrangement on terms comparable to the current arrangement. Any changes in our credit card arrangements may adversely affect our credit card program and ultimately, our business.

Credit card operations are subject to numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider. Any regulation or change in the regulation of credit arrangements that would materially limit the availability of credit to our customer base could adversely affect our business. In addition, changes in credit card use, payment patterns, and default rates may result from a variety of economic, legal, social, and other factors that we cannot control or predict with certainty.

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

We purchase a substantial portion of our inventory from foreign suppliers whose cost to us is affected by the fluctuation of their local currency against the dollar or who price their merchandise in currencies other than the dollar. Fluctuations in the Euro-U.S. dollar exchange rate affect us most significantly; however, we source goods from numerous countries and thus are affected by changes in numerous currencies and, generally, by fluctuations in the U.S. dollar relative to such currencies.  Accordingly, changes in the value of the dollar relative to foreign currencies may increase our cost of goods sold and if we are unable to pass such cost increases on to our customers, our gross margins, and ultimately our earnings, will decrease. Foreign currency fluctuations could have a material adverse effect on our business, financial condition and results of operations in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located at the Downtown Neiman Marcus store location in Dallas, Texas. The operating headquarters for Neiman Marcus, Bergdorf Goodman and Direct Marketing are located in Dallas, Texas; New York, New York; and Irving, Texas, respectively.

Properties that we use in our operations include Neiman Marcus stores, Bergdorf Goodman stores, clearance centers and distribution, support and office facilities. As of September 15, 2008, the approximate aggregate square footage of the properties used in our operations was as follows:

	Owned	Owned Subject to Ground Lease	Leased	Total
Neiman Marcus Stores	752,000	2,513,000	2,177,000	5,442,000
Bergdorf Goodman Stores	—	—	316,000	316,000
Clearance Centers and Other	—	—	706,000	706,000
Distribution, Support and Office Facilities	1,317,000	150,000	1,075,000	2,542,000

Neiman Marcus Stores.  As of September 15, 2008, we operated 40 Neiman Marcus stores, with an aggregate total property size of approximately 5,442,000 square feet. The following table sets forth certain details regarding each Neiman Marcus store:

Neiman Marcus Stores

Locations	Fiscal Year Operations Began	Gross Store Sq. Feet
Dallas, Texas (Downtown)(1)	1908	129,000
Dallas, Texas (NorthPark)(2)*	1965	218,000
Houston, Texas (Galleria)(3)*	1969	224,000
Bal Harbour, Florida(2)	1971	97,000
Atlanta, Georgia(2)*	1973	206,000
St. Louis, Missouri(2)	1975	145,000
Northbrook, Illinois(3)	1976	144,000
Fort Worth, Texas(2)	1977	119,000
Washington, D.C.(2)*	1978	130,000
Newport Beach, California(3)*	1978	154,000
Beverly Hills, California(1)*	1979	185,000
Westchester, New York(2)*	1981	138,000
Las Vegas, Nevada(2)	1981	174,000
Oak Brook, Illinois(2)	1982	119,000
San Diego, California(2)	1982	106,000
Fort Lauderdale, Florida(3)*	1983	94,000
San Francisco, California(4)*	1983	251,000
Chicago, Illinois (Michigan Ave.)(2)	1984	188,000
Boston, Massachusetts(2)	1984	111,000
Palo Alto, California(3)*	1986	120,000
McLean, Virginia(4)*	1990	130,000
Denver, Colorado(3)*	1991	90,000
Minneapolis, Minnesota(2)	1992	119,000
Scottsdale, Arizona(2)*	1992	118,000
Troy, Michigan(3)*	1993	157,000
Short Hills, New Jersey(3)*	1996	138,000
King of Prussia, Pennsylvania(3)*	1996	142,000
Paramus, New Jersey(3)*	1997	141,000
Honolulu, Hawaii(3)	1999	181,000
Palm Beach, Florida(2)	2001	53,000
Plano, Texas (Willow Bend)(4)*	2002	156,000
Tampa, Florida(3)*	2002	96,000
Coral Gables, Florida(2)*	2003	136,000
Orlando, Florida(4)*	2003	95,000
San Antonio, Texas(4)*	2006	120,000
Boca Raton, Florida(3)	2006	136,000
Charlotte, North Carolina(3)	2007	80,000
Austin, Texas(3)	2007	80,000
Natick, Massachusetts(1)	2008	102,000
Topanga, California(3)	2009	120,000

(1)                                Owned subject to partial ground lease.

(2)                                Leased.

(3)                                Owned subject to ground lease.

(4)                                Owned.

*                                         Mortgaged to secure our senior secured credit facilities and the 2028 Debentures.

We recently opened new stores in Charlotte (80,000 square feet) in September 2006, Austin (80,000 square feet) in March 2007, Natick (102,000 square feet) in September 2007 and Topanga (120,000 square feet) in September 2008 and currently plan to open new stores in:

•                  suburban Seattle, Washington in Fall 2009 (125,000 square feet planned);

•                 Sarasota, Florida in Fall 2010 (80,000 square feet planned);

•                 Walnut Creek, California in Fall 2010 (107,000 square feet planned);

•                 Princeton, New Jersey in Fall 2011 (90,000 square feet planned); and

•                 San Jose, California in Fall 2011 (120,000 square feet planned).

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

Clearance Centers.  As of September 15, 2008, we operated 24 clearance centers that average approximately 27,700 square feet each in size.

Distribution, support and office facilities.  We own approximately 41 acres of land in Longview, Texas, where our primary distribution facility is located. The Longview facility is the principal merchandise processing and distribution facility for Neiman Marcus stores. We currently utilize a regional distribution facility in Dayton, New Jersey and five regional service centers in New York, Florida, Texas and California. We also own approximately 50 acres of land in Irving, Texas, where our Direct Marketing operating headquarters and distribution facility is located.   In addition, we currently utilize another regional distribution facility in Dallas, Texas to support our Direct Marketing operations.

Lease Terms.  The terms of the leases for substantially all of our stores, assuming all outstanding renewal options are exercised, range from 2 to 101 years. The lease on the Bergdorf Goodman Main Store expires in 2050, with no renewal options, and the lease on the Bergdorf Goodman Men’s Store expires in 2010, with two 10-year renewal options. Most leases provide for monthly fixed rentals or contingent rentals based upon sales in excess of stated amounts and normally require us to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs.

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

On April 21, 2008, we entered into an amendment to the Program Agreement, dated as of June 8, 2005, by and among NMG, Bergdorf Goodman, Inc., (a wholly owned subsidiary of NMG), HSBC Bank Nevada, N.A. and HSBC Private Label Corporation (formerly known as Household Corporation) (collectively referred to as HSBC). The amendment was entered into subsequent to the filing of a lawsuit by the Company against HSBC alleging a breach of the Program Agreement, as well as other claims, and an application for the granting of a temporary restraining order and other injunctive relief. The amendment, among other things, provides for 1) the allocation between HSBC and NMG of additional income, if any, to be generated from the credit card program as a result of certain changes made to the Program Agreement, 2) the allocation of certain credit card losses between HSBC and NMG (subject to a contractual limit on the losses allocable to NMG) and 3) the dismissal of the lawsuit and temporary restraining order without prejudice. We do not expect that the amendment will have a material impact on the level of our future income under the Program Agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the quarter ended August 2, 2008.

PART II

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is qualified in entirety by our consolidated financial statements (and the related Notes thereto) contained in Item 15 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. We derived the selected financial data as of August 2, 2008 and July 28, 2007 and for the fiscal year ended August, 2, 2008, July 28, 2007, the forty-three weeks ended July 29, 2006 and nine weeks ended October 1, 2005 from our audited consolidated financial statements and related notes.  The selected financial data as of July 29, 2006, July 30, 2005 and July 31, 2004 and for the fiscal years ended July 30, 2005 and July 31, 2004 reflect adjustments to the Predecessor’s audited consolidated financial statements to reclassify the operations of Gurwitch Products, L.L.C. and Kate Spade LLC as discontinued operations.

	(Successor)				(Predecessor)
(in millions)	Fiscal year ended August 2, 2008		Fiscal year ended July 28, 2007	Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005	Fiscal year ended July 30, 2005		Fiscal year ended July 31, 2004
OPERATING RESULTS
Revenues	$4,600.5		$4,390.1	$3,397.7	$632.4	$3,695.1		$3,420.7
Cost of goods sold including buying and occupancy costs (excluding depreciation)	2,935.0		2,753.8	2,219.4	371.5	2,349.2		2,201.2
Selling, general and administrative expenses (excluding depreciation)	1,045.4		1,015.1	802.4	155.6	907.3		842.9
Income from credit card program	(65.7)		(65.7)	(49.4)	(7.8)	(71.6)		(55.8)
Depreciation and amortization	220.6		208.7	166.6	19.2	103.6		96.3
Operating earnings	466.4	(1)	476.8 (2)	258.7	70.3 (3)	397.4	(4)	332.2	(5)
Earnings from continuing operations before income taxes	226.6		217.0	41.0	71.2	385.2		316.3
(Loss) earnings from discontinued operations, net of tax	—		(22.8)	(14.0)	(0.8)	5.0		4.7
Net earnings	$142.8		$111.9	$12.5	$44.2	$248.8		$204.8

	(Successor)				(Predecessor)
(in millions)	August 2, 2008		July 28, 2007	July 29, 2006		July 30, 2005		July 31, 2004
FINANCIAL POSITION
Cash and cash equivalents	$239.2		$141.2	$223.7		$852.6		$364.2
Merchandise inventories	978.0		918.3	793.6		729.3		703.6
Total current assets	1,389.8		1,215.0	1,135.9		1,708.5		1,706.2
Property and equipment, net	1,075.3		1,043.7	1,030.3		836.7		740.1
Total assets	6,582.9		6,501.0	6,608.0		2,660.7		2,617.6
Current liabilities	732.8		767.9	699.1		617.3		727.7
Long-term liabilities	$4,173.6		$4,175.1	$4,474.9		$457.3		$509.1

	(Successor)					(Predecessor)
(in millions, except sales per square foot)	Fiscal year ended August 2, 2008		Fiscal year ended July 28, 2007		Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005		Fiscal year ended July 30, 2005		Fiscal year ended July 31, 2004
OTHER OPERATING DATA
Capital expenditures	$183.5		$147.9		$138.2	$25.6		$190.3		$114.4
Depreciation expense	$148.4		$136.5		$107.0	$19.2		$103.6		$96.3
Rent expense and related occupancy costs	$92.6		$87.5		$69.3	$12.5		$72.3		$65.3
Change in comparable revenues (6)	1.7%		6.7%		6.8%	9.8%		9.8%		14.0%
Number of stores open at period end	41		40		38	37		36		37
Sales per square foot	$634	(7)	$638		$508	$103		$577		$528

NON-GAAP FINANCIAL MEASURE
EBITDA (8)	$687.0	(1)	$685.6	(2)	$425.3	$89.5	(3)	$501.1	(4)	$428.6	(5)

(1)           For fiscal year 2008, operating earnings and EBITDA include 1) $32.5 million of other income related to a one-time pension curtailment gain as a result of our decision to freeze certain Pension and SERP benefits as of December 31, 2007, offset by 2) $31.3 million pretax impairment charge related to the writedown to fair value of the net carrying value of the Horchow tradename.

(2)           For fiscal year 2007, operating earnings and EBITDA include 1) $11.5 million pretax impairment charge related to the writedown to fair value of the net carrying value of the Horchow tradename, offset by 2) $4.2 million of other income we received in connection with the merger of Wedding Channel.com, in which we held a minority interest, and The Knot and 3) $6.0M of other income related to aged, non-escheatable gift cards.

(3)           For the nine weeks ended October 1, 2005, operating earnings and EBITDA include $23.5 million of transaction and other costs incurred in connection with the Acquisition. These costs consist primarily of $4.5 million of accounting, investment banking, legal and other costs associated with the Acquisition and a $19.0 million non-cash charge for stock compensation resulting from the accelerated vesting of Predecessor stock options and restricted stock in connection with the Acquisition.

(4)           For fiscal year 2005, operating earnings and EBITDA include a $15.3 million pretax loss related to the disposition of Chef’s Catalog in November 2004 and a $6.2 million pretax gain related to the sale of our credit card portfolio.

(5)           For fiscal year 2004, operating earnings and EBITDA include a $3.9 million pretax impairment charge related to the writedown to fair value in the net carrying value of the Chef’s Catalog tradename intangible asset.

(6)           Comparable revenues include 1) revenues derived from our retail stores open for more than 52 weeks, including stores that have been relocated or expanded and 2) revenues from our Direct Marketing operations. Comparable revenues exclude 1) revenues of closed stores, 2) revenues from our discontinued operations (Gurwitch Products, L.L.C. and Kate Spade LLC) and 3) revenues of our previous Chef’s Catalog operations (sold in November 2004).  The calculation of the change in comparable revenues for fiscal year 2008 is based on revenues for the 52 weeks ended July 26, 2008 compared to revenues for the 52 weeks ended July 28, 2007.

(7)           Sales per square foot for fiscal year 2008 is based on revenues for the 52 weeks ended July 26, 2008.

(8)           For an explanation of EBITDA, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measure-EBITDA.”

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

The Company acquired The Neiman Marcus Group, Inc. (NMG) on October 6, 2005 through a merger transaction with Newton Acquisition Merger Sub, Inc., a wholly-owned subsidiary of Neiman Marcus, Inc.  The acquisition was accomplished through the merger of the Newton Acquisition Merger Sub, Inc. with and into NMG, with NMG being the surviving entity (the Acquisition).  Subsequent to the Acquisition, NMG is a subsidiary of the Company, which is controlled by Newton Holding, LLC (Holding). Both the Company and Holding were formed by investment funds affiliated with TPG Capital (formerly Texas Pacific Group) and Warburg Pincus LLC (collectively, the Sponsors).  In connection with the Acquisition, NMG incurred significant indebtedness and became highly leveraged.  All references to “we” and “our” relate to the Company for periods subsequent to the Acquisition and to NMG for periods prior to the Acquisition.

Prior to the Acquisition, the Company had no independent assets or operations. After the Acquisition, the Company represents the successor to NMG since the Company’s sole asset is its investment in NMG and its operations consist solely of the operating activities of NMG as well as costs incurred by the Company related to its investment in NMG.  For periods prior to the Acquisition, NMG is deemed to be the predecessor to the Company.  As a result, for periods prior to the Acquisition, the financial statements of the Company consist of the financial statements of NMG for such periods.  The accompanying consolidated statements of earnings and cash flows present our results of operations and cash flows for the periods preceding the Acquisition (Predecessor) and the periods succeeding the Acquisition (Successor), respectively.

The purchase price paid in connection with the Acquisition was allocated to state the acquired assets and liabilities at fair value at the Acquisition date. The purchase accounting adjustments increased the carrying values of our property and equipment and inventory, established intangible assets for our tradenames, customer lists and favorable lease commitments and revalued our long-term benefit plan obligations, among other things. Subsequent to the Acquisition, interest expense and non-cash depreciation and amortization charges have significantly increased. As a result, our Successor financial statements subsequent to the Acquisition are not comparable to our Predecessor financial statements.

We have prepared our discussion of the results of operations for the fiscal year ended July 29, 2006 by combining the earnings and cash flows for the Predecessor nine-week period ended October 1, 2005 and the Successor forty-three week period ended July 29, 2006. Although this combined presentation does not comply with generally accepted accounting principles (GAAP), we believe that it provides a meaningful method of comparison. The combined operating results have not been prepared on a pro forma basis under applicable regulations and may not reflect the actual results we would have achieved absent the Acquisition.

Our fiscal year ends on the Saturday closest to July 31. Like many other retailers, we follow a 4-5-4 reporting calendar which resulted in an extra week in fiscal year 2008 (the 53rd week).  All references to fiscal year 2008 relate to the 53 weeks ended August 2, 2008; all references to fiscal year 2007 relate to the 52 weeks ended July 28, 2007; all references to fiscal year 2006 relate to the combined 52 weeks ended July 29, 2006 (calculated as described above).

In July 2006, we sold our majority interest in Gurwitch Products, L.L.C. to Alticor Inc., for pretax net cash proceeds of approximately $40.8 million (Gurwitch Disposition).  Gurwitch Products, L.L.C. designs and markets the Laura Mercier cosmetics line and had annual revenues of approximately $59.0 million (after intercompany eliminations) in fiscal year 2006.

The net assets of Gurwitch Products, L.L.C. were sold for their net carrying value (after purchase accounting adjustments made in connection with the Acquisition to state such assets at fair value).

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

Recent Developments

On September 4, 2008, we announced preliminary total revenues and comparable revenues of approximately $285 million and $281 million, respectively, for the four-week August period of fiscal year 2009. In the four-week August period, total revenues increased 0.7% and comparable revenues decreased 0.5% compared to the four-week August period of fiscal year 2008. Comparable revenues decreased 0.4% in our Specialty Retail stores and 1.1% in Direct Marketing for the four-week August period of fiscal year 2009.

All the financial data set forth above for the four-week August period of fiscal year 2009 are preliminary and unaudited and subject to revision based upon our review and a review by our independent registered public accounting firm of our financial condition and results of operations for the quarter ending November 1, 2008. Once we and our independent registered public accounting firm have completed our respective reviews of our financial information for the quarter ending November 1, 2008, we may report financial results that are different from those set forth above.

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

•      the rate of growth in internet revenues by our Direct Marketing operations; and

•      general economic conditions.

In addition, our revenues are seasonal. For a description of the seasonality of our business, see "Seasonality."

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor's merchandise. These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold. We received vendor allowances of $109.6 million, or 2.4% of revenues, in fiscal year 2008, $96.1 million, or 2.2% of revenues, in fiscal year 2007 and $94.5 million, or 2.3% of revenues, in fiscal year 2006 (including $2.4 million for the Predecessor prior to the Acquisition). The amounts of vendor allowances we received did not have a significant impact on the year-over-year change in gross margin during fiscal years 2008, 2007 or 2006.

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

Advertising costs incurred by our Specialty Retail segment consist primarily of print media costs related to promotional materials mailed to our customers, while advertising costs incurred by our Direct Marketing operations relate to the production, printing and distribution of our print catalogs and the production of the photographic content on our websites, as well as online marketing costs. We receive advertising allowances from certain of our merchandise vendors. Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor's merchandise in connection with our various advertising programs, primarily catalogs and other print media. As a result, these allowances are recorded as a reduction of our advertising costs when earned. Vendor allowances earned and recorded as a reduction to selling, general and administrative expenses aggregated approximately $75.7 million, or 1.6% of revenues, in fiscal year 2008, $63.4 million, or 1.4% of revenues, in fiscal year 2007 and $61.7 million, or 1.5% of revenues, in fiscal year 2006 (including $18.6 million for the Predecessor prior to the Acquisition).

We also receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendor's merchandise. These allowances are netted against the related compensation expense that we incur. Amounts received from vendors related to compensation programs were $71.6 million, or 1.6% of revenues, in fiscal year 2008, $65.4 million, or 1.5% of revenues, in fiscal year 2007 and $59.5 million, or 1.5% of revenues, in fiscal year 2006 (including $10.1 million for the Predecessor prior to the Acquisition).

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

Income from credit card program.  Pursuant to a long-term marketing and servicing alliance with HSBC, HSBC offers credit card and non-card payment plans bearing our brands and we receive ongoing payments from HSBC based on net credit card sales and compensation for marketing and servicing activities (HSBC Program Income). We recognize HSBC Program Income when earned.  In the future, the HSBC Program Income may be:

•      increased or decreased based upon the level of utilization of our proprietary credit cards by our customers;

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

A large percentage of our merchandise assortment, particularly in the apparel, fashion accessories and shoe categories, is ordered months in advance of the introduction of such goods. For example, women's apparel, men's apparel and shoes are typically ordered six to nine months in advance of the products being offered for sale while handbags, jewelry and other categories are typically ordered three to six months in advance. As a result, inherent in the successful execution of our business plans is our ability both to predict the fashion trends that will be of interest to our customers and to anticipate future spending patterns of our customer base.

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

Fiscal Year 2008 Highlights

Fiscal year 2008 presented us with a challenging economic and retail environment.  During the Fall season of fiscal year 2008, we began to experience a lower level of customer spending.  This weakness in consumer spending continued and deepened during the remainder of fiscal year 2008.  In response to the challenges associated with lower demand, we took actions to:

•      stimulate sales through promotional and other events;

•      reduce inventory purchases; and

•      implement expense control initiatives.

With a slower retail environment, we grew our revenues by 4.8% and our pretax earnings by 4.4% over fiscal year 2007 despite higher levels of markdowns required to sell inventories held in excess of demand.  We believe the increase in revenues speaks to our dedication to deliver distinctive and unique merchandise of the highest quality and fashion and provide excellent customer service at all times, regardless of economic conditions.

Like many other retailers, we follow a 4-5-4 reporting calendar which resulted in an extra week in fiscal year 2008 (the 53rd week).

Key highlights from fiscal year 2008 include:

•      Revenues—Our revenues for fiscal year 2008 were $4,600.5 million, an increase of 4.8% as compared to fiscal year 2007. This increase was attributable to 1) increases in comparable revenues of 1.7%, 2) revenues from new stores, 3) higher internet revenues and 4) sales generated in the 53rd week of $49.8 million.

Comparable revenues by quarter for fiscal year 2008 are as follows:

First fiscal quarter	6.5%
Second fiscal quarter	3.7%
Third fiscal quarter	(2.5)%
Fourth fiscal quarter	(1.4)%

Revenues in the 53rd week are not included in our comparable revenues calculations.

For Specialty Retail stores, our sales per square foot decreased to $634 for the 52 weeks ended July 26, 2008 from $638 for the 52 weeks ended July 28, 2007.

•      Cost of goods sold including buying and occupancy costs (excluding depreciation)—COGS represented 63.8% of revenues in fiscal year 2008 and 62.7% of revenues in fiscal year 2007.  These increases in COGS were due primarily to higher levels of markdowns incurred by our Specialty Retail stores due to a lower than anticipated level of demand.

•      Selling, general and administrative expenses (excluding depreciation)—SG&A represented 22.7% of revenues in fiscal year 2008 and 23.1% of revenues in fiscal year 2007. The decrease in SG&A as a percentage of revenues was primarily due to lower estimated annual incentive compensation costs in fiscal year 2008, partially offset by increases in certain components of SG&A (primarily benefits and insurance expense).

•      Operating earnings—For fiscal year 2008, our operating earnings were $466.4 million, or 10.1% of revenues compared to fiscal year 2007 operating earnings of $476.8 million, or 10.9% of revenues.  Operating earnings margin decreased in fiscal year 2008 by 0.8% of revenues primarily as a result of lower levels of full-price sales and higher net markdowns that resulted in an increase in COGS by 1.1% of revenues, offset by a decrease in SG&A expenses by 0.4% of revenues.

•      Pretax earnings—For fiscal year 2008, our pretax earnings were $226.6 million, or 4.9% of revenues, compared to fiscal year 2007 pretax earnings of $217.0 million, or 4.9% of revenues.  Pretax earnings for fiscal year 2008 benefited from lower interest expense incurred as a result of both lower interest rates and debt levels.  In addition, we estimate the 53rd week in fiscal year 2008 generated approximately $3 million of pretax earnings.

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net revenues for the periods indicated.

	Fiscal year ended August 2, 2008	Fiscal year ended July 28, 2007	Fiscal year ended July 29, 2006	Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005
	(Successor)	(Successor)	(Combined)	(Successor)	(Predecessor)
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs (excluding depreciation)	63.8	62.7	64.3	65.3	58.8
Selling, general and administrative expenses (excluding depreciation)	22.7	23.1	23.8	23.6	24.6
Income from credit card program	(1.4)	(1.5)	(1.4)	(1.5)	(1.2)
Depreciation expense	3.2	3.1	3.1	3.1	3.0
Amortization of customer lists	1.2	1.2	1.1	1.3	—
Amortization of favorable lease commitments	0.4	0.4	0.4	0.4	—
Other expense, net	—	—	0.6	—	3.7
Operating earnings	10.1	10.9	8.2	7.6	11.1
Interest expense (income), net	5.2	5.9	5.4	6.4	(0.1)
Earnings from continuing operations before income taxes	4.9	4.9	2.8	1.2	11.3
Income taxes	1.8	1.9	1.0	0.4	4.1
Earnings from continuing operations	3.1	3.1	1.8	0.8	7.1
Loss from discontinued operations, net of taxes	—	(0.5)	(0.4)	(0.4)	(0.1)
Net earnings	3.1%	2.5%	1.4%	0.4%	7.0%

In connection with the Acquisition, the Company incurred significant indebtedness and became highly leveraged.  See “Liquidity and Capital Resources.”  In addition, the purchase price paid in connection with the Acquisition was allocated to state the acquired assets and liabilities at fair value.  The purchase accounting adjustments increased the carrying values of our property and equipment and inventory, established intangible assets for our tradenames, customer lists and favorable lease commitments and revalued our long-term benefit plan obligations, among other things.  Subsequent to the Acquisition, interest expense and non-cash depreciation and amortization charges have significantly increased.   As a result, our Successor financial statements subsequent to the Acquisition are not comparable to our Predecessor financial statements.

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

(in millions, except sales per square foot)	Fiscal year ended August 2, 2008	Fiscal year ended July 28, 2007	Fiscal year ended July 29, 2006	Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005
	(Successor)	(Successor)	(Combined)	(Successor)	(Predecessor)
REVENUES
Specialty Retail stores	$3,853.0	$3,674.6	$3,374.8	$2,829.9	$544.9
Direct Marketing	747.5	715.5	655.3	567.8	87.5
Total	$4,600.5	$4,390.1	$4,030.1	$3,397.7	$632.4

OPERATING EARNINGS
Specialty Retail stores	$476.7	$490.6	$403.7	$312.3	$91.4
Direct Marketing	117.7	116.0	98.2	90.0	8.2
Subtotal	594.4	606.6	501.9	402.3	99.6
Corporate expenses	(57.0)	(56.2)	(55.4)	(49.6)	(5.8)
Amortization of customer lists and favorable lease commitments	(72.2)	(72.3)	(59.6)	(59.6)	—
Non-cash items related to other valuation adjustments made in connection with the Acquisition	—	—	(34.4)	(34.4)	—
Other income (expense), net (1)	1.2	(1.3)	(23.5)	—	(23.5)
Total	$466.4	$476.8	$329.0	$258.7	$70.3

OPERATING PROFIT MARGIN
Specialty Retail stores	12.4%	13.4%	12.0%	11.0%	16.8%
Direct Marketing	15.7%	16.2%	15.0%	15.8%	9.4%
Total	10.1%	10.9%	8.2%	7.6%	11.1%

CHANGE IN COMPARABLE REVENUES (2)
Specialty Retail stores	1.3%	6.2%	6.1%	5.4%	9.8%
Direct Marketing	3.8%	9.2%	13.3%	13.9%	9.6%
Total	1.7%	6.7%	7.3%	6.8%	9.8%

SALES PER SQUARE FOOT
Specialty Retail stores	$634 (3)	$638	$611	$508	$103

STORE COUNT
Neiman Marcus and Bergdorf Goodman stores:
Open at beginning of period	40	38	36	37	36
Opened during the period	1	2	2	1	1
Open at end of period	41	40	38	38	37
Clearance centers:
Open at beginning of period	20	18	16	17	16
Opened during the period	4	2	2	1	1
Open at end of period	24	20	18	18	17

NON-GAAP FINANCIAL DATA
EBITDA (4)	$687.0	$685.6	$514.8	$425.3	$89.5

(1)           For fiscal year 2008, other income (expense), net includes 1) a one-time pension curtailment gain of $32.5 million as a result of our decision to freeze certain Pension and SERP benefits as of December 31, 2007, offset by 2) $31.3 million pretax impairment charge related to the writedown to fair value of the net carrying value of the Horchow tradename.

For fiscal year 2007, other income (expense), net includes 1) $11.5 million pretax impairment charge related to the writedown to fair value of the net carrying value of the Horchow tradename, offset by 2) $4.2 million of other income we received in connection with the merger of Wedding Channel.com, in which we held a minority interest, and The Knot and 3) $6.0M of other income related to aged, non-escheatable gift cards.

For the nine weeks ended October 1, 2005, other income (expense), net includes $23.5 million of transaction and other costs incurred in connection with the Acquisition. These costs consist primarily of $4.5 million of accounting, investment banking, legal and other costs associated with the Acquisition and a $19.0 million non-cash charge for stock compensation resulting from the accelerated vesting of Predecessor stock options and restricted stock in connection with the Acquisition.

(2)           Comparable revenues include 1) revenues derived from our retail stores open for more than 52 weeks, including stores that have been relocated or expanded and 2) revenues from our Direct Marketing operations. Comparable revenues exclude 1) revenues of closed stores, 2) revenues from our discontinued operations (Gurwitch Products, L.L.C. and Kate Spade LLC) and 3) revenues of our previous Chef’s Catalog operations (sold in November 2004). The calculation of the change in comparable revenues for fiscal year 2008 is based on revenues for the 52 weeks ended July 26, 2008 compared to revenues for the 52 weeks ended July 28, 2007.

(3)           Sales per square foot for fiscal year 2008 is based on revenues for the 52 weeks ended July 26, 2008.

(4)           For an explanation of EBITDA, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measure-EBITDA.”

Fiscal Year Ended August 2, 2008 Compared to Fiscal Year Ended July 28, 2007

Revenues.  Our revenues for fiscal year 2008 of $4,600.5 million increased $210.4 million, or 4.8%, from $4,390.1 million in fiscal year 2007.  The increase in revenues was due to increases in comparable revenues, revenues from new stores, higher internet revenues and revenues generated in the 53rd week of fiscal year 2008.  Revenues increased in fiscal year 2008 compared to the prior fiscal year at all our operating companies.

Comparable revenues for the 52 weeks ended July 26, 2008 were $4,464.4 million compared to $4,390.1 million in fiscal year 2007, representing an increase of 1.7%.  Comparable revenues increased in fiscal year 2008 by 1.3% for Specialty Retail stores and 3.8% for Direct Marketing compared to fiscal year 2007. New stores generated sales of $86.4 million for the 52 weeks ended July 26, 2008 while revenues for the 53rd week were $49.8 million.

Our comparable sales trends were stronger in the first part of fiscal year 2008.  We began to experience a lower level of customer spending in the second quarter of fiscal year 2008 which continued into the third and fourth quarters of fiscal year 2008.

Changes in comparable revenues by fiscal quarter are as follows:

	Fiscal Year 2008				Fiscal Year 2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Specialty Retail stores	(1.8)%	(3.4)%	3.4%	6.4%	6.6%	5.6%	7.0%	5.4%
Direct Marketing	0.7%	2.0%	5.2%	7.1%	9.0%	8.7%	6.1%	14.7%
Total	(1.4)%	(2.5)%	3.7%	6.5%	7.0%	6.1%	6.8%	6.8%

The increase in comparable revenues for Direct Marketing was due to higher internet revenues.  Internet revenues were $564.5 million for fiscal year 2008, an increase of 13.1% compared to the prior fiscal year. The increase in internet revenues was partially offset by decreases in catalog revenues as well as a decrease in revenues from the home décor category, primarily offered by our Horchow brand.

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for fiscal year 2008 was 63.8% of revenues compared to 62.7% of revenues for fiscal year 2007.

The net increase in COGS as a percentage of revenues in fiscal year 2008 was primarily due to decreased margins generated by both our Specialty Retail stores and Direct Marketing operations of approximately 1.1% of revenues.  The increase in COGS as a percentage of revenues reflects the lower level of customer demand we experienced in fiscal year 2008.  As a result, we generated a lower level of full-price sales in fiscal year 2008 and incurred higher markdowns and sales promotions costs to liquidate on-hand inventories held in excess of sales trends.  In addition, our Direct Marketing operations realized lower margins on delivery and processing revenues as a result of discounted and free shipping promotions.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses were 22.7% of revenues in fiscal year 2008 compared to 23.1% of revenues in the prior fiscal year.

The net decrease in SG&A expenses as a percentage of revenues in fiscal year 2008 of approximately 0.4% of revenues was primarily due to:

•                  Lower payroll costs, including estimated annual incentive compensation, of approximately 0.4% of revenues; and

•                  a decrease in marketing and advertising costs of approximately 0.2% of revenues incurred by Direct Marketing primarily due to higher internet revenues, which have a lower expense to revenue ratio than catalog revenues.

These decreases in SG&A expenses, as a percentage of revenues, were partially offset by:

•                  higher benefits expenses of approximately 0.2% of revenues reflecting increases in long-term benefits; and

•                  a higher level of advertising and promotions costs of approximately 0.1% of revenues incurred by our Specialty Retail stores during fiscal year 2008 in connection with 1) the celebration of the 100th anniversary of Neiman Marcus in October 2007 and 2) promotional events and activities conducted to facilitate the sell-through of on-hand inventories held in excess of sales trends.

Income from credit card program.  We earned HSBC Program Income of $65.7 million, or 1.4% of revenues, in fiscal year 2008 compared to $65.7 million, or 1.5% of revenues, in fiscal year 2007.

Depreciation expense.  Depreciation expense was $148.4 million, or 3.2% of revenues, in fiscal year 2008 compared to $136.5 million, or 3.1% of revenues, in fiscal year 2007.

Amortization expense.  Amortization of intangible assets (customer lists and favorable lease commitments) aggregated $72.2 million, or 1.6% of revenues, in fiscal year 2008 compared to $72.3 million, or 1.6% of revenues, in fiscal year 2007.

Other (income) expense, net.  Other income, net was $1.2 million in fiscal year 2008 and was comprised of a pension curtailment gain offset by an impairment charge for the Horchow tradename.  In the first quarter of fiscal year 2008, we recorded a one-time pension curtailment gain of $32.5 million, or 0.7% of revenues, as a result of our decision to freeze certain Pension and SERP benefits as of December 31, 2007.  In the fourth quarter of fiscal year 2008, we recorded a $31.3 million, or 0.7% of revenues, pretax impairment charge related to the writedown to fair value of the net carrying value of the Horchow tradename based upon lower revenues and royalty rate expectations with respect to the Horchow brand in light of current operating performance and future operating expectations.

Other expense, net was $1.3 million in fiscal year 2007 and was comprised of income related to proceeds received from an investment and gift card breakage, net of an impairment charge for the Horchow tradename.  In the first quarter of fiscal year 2007, we received consideration aggregating $4.2 million, or 0.1% of revenues, in connection with the merger of Wedding Channel.com, in which we held a minority interest, and The Knot. We accounted for our investment in Wedding Channel.com under the cost method. In prior years, we had previously reduced our carrying value of this investment to zero.

In the fourth quarter of fiscal year 2007, we recorded $6.0 million, or 0.1% of revenues, of other income for the breakage on gift cards we previously sold and issued.  The income was recognized based upon our analysis of the aging of these gift cards, our determination that the likelihood of future redemption was remote and our determination that such balances were not subject to escheatment laws applicable to our operations.  Prior to the fourth quarter of fiscal year 2007, we had not recognized breakage on gift cards pending, among other things, our final determination of the applicable escheatment laws applicable to our operations.  Gift card breakage during fiscal year 2008 was not significant.

In the fourth quarter of fiscal year 2007, we recorded a $11.5 million, or 0.3% of revenues, pretax impairment charge related to the writedown to fair value of the net carrying value of the Horchow tradename.

Segment operating earnings.  Segment operating earnings for our Specialty Retail stores and Direct Marketing segments do not reflect the impact of adjustments to revalue our assets and liabilities to estimated fair value at the Acquisition date.

Operating earnings for our Specialty Retail stores segment were $476.7 million, or 12.4% of Specialty Retail stores revenues, for fiscal year ended August 2, 2008 compared to $490.6 million, or 13.4% of Specialty Retail stores revenues, for the prior fiscal year.  The decrease in operating margin as a percentage of revenues was primarily due to:

•                  lower than anticipated demand resulting in a lower level of full-price sales and higher markdowns; and

•                  net increases in advertising and promotion costs; partially offset by

•                  lower estimated annual incentive compensation costs.

Operating earnings for Direct Marketing were $117.7 million, or 15.7% of Direct Marketing revenues, in fiscal year 2008 compared to $116.0 million, or 16.2% of Direct Marketing revenues, for the prior fiscal year.  The decrease in operating margin as a percentage of revenues for Direct Marketing was primarily the result of 1) a decrease in margins realized on delivery and processing revenues, partially offset by 2) a decrease in advertising and marketing costs, as a percentage of revenues, due to the continued growth in internet revenues.

Total operating earnings in fiscal year 2008 were $466.4 million, or 10.1% of revenues.  Total operating earnings in fiscal year 2007 were $476.8 million, or 10.9% of revenues.  Operating earnings margin decreased in fiscal year 2008 by 0.8% of revenues as a result of 1) an increase in COGS by 1.1% of revenues due primarily to lower margins at both Specialty Retail stores and Direct Marketing, partially offset by 2) a decrease in SG&A expenses by 0.4% of revenues (primarily lower incentive compensation).

Interest expense, net.  Net interest expense was $239.8 million, or 5.2% of revenues, in fiscal year 2008 and $259.8 million, or 5.9% of revenues, for the prior fiscal year.  The decrease in interest expense is primarily due to the decrease in term loan interest rates as well as the paydown of $250 million of debt during fiscal year 2007.  The significant components of interest expense are as follows:

(in thousands)	Fiscal year ended August 2, 2008	Fiscal year ended July 28, 2007
	(Successor)	(Successor)
Senior Secured Term Loan Facility	$106,504	$128,380
2028 Debentures	8,903	8,915
Senior Notes	63,000	63,000
Senior Subordinated Notes	51,875	51,875
Amortization of debt issue costs	14,217	14,141
Other	3,275	3,689
Total interest expense	247,774	270,000
Less:
Interest income	4,933	7,370
Capitalized interest	3,036	2,825
Interest expense, net	$239,805	$259,805

Income taxes.  Our effective income tax rate for fiscal year ended August 2, 2008 was 37.0% compared to 37.9% for fiscal year ended July 28, 2007.  Our effective tax rate for fiscal year 2008 was favorably impacted by a decrease in tax liabilities resulting from settlements with taxing authorities.

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

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  We closed the Internal Revenue Service (IRS) examinations of federal tax returns for fiscal years 2004 and 2003 during the first quarter of fiscal year 2007 and paid the related tax liability during the second quarter of fiscal year 2007.   The IRS is now examining our federal tax returns for fiscal years 2005 and 2006.  We believe our recorded tax liabilities as of August 2, 2008 are sufficient to cover any potential assessments to be made by the IRS upon the completion of their examinations. We will continue to monitor the progress of the IRS examinations and review our recorded tax liabilities for potential audit assessments.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2003.  During the fourth quarter, we entered into a negotiated settlement with a state tax authority regarding a state non-filing position which resulted in a reduction to our gross unrecognized tax benefits of $7.2 million and a corresponding decrease to goodwill of $3.0 million related to the resolution of uncertainties that existed at the time of the Acquisition. We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next 12 months as a result of negotiated settlements with tax authorities.  At this time, we do not believe such adjustments will have a material impact on our consolidated financial statements.

Fiscal Year Ended July 28, 2007 Compared to Fiscal Year Ended July 29, 2006

Revenues.  Our revenues for fiscal year 2007 of $4,390.1 million increased $360.0 million, or 8.9%, from $4,030.1 million in fiscal year 2006.  The increase in revenues was due to increases in comparable revenues, revenues from new stores and an increase in internet revenues generated by our Direct Marketing operations.  Revenues increased in fiscal year 2007 compared to the prior fiscal year at all our operating companies.

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

The increase in comparable revenues for Direct Marketing reflects increases in internet revenues. Internet sales by Direct Marketing were $499.0 million, an increase of 22.5% compared to fiscal year 2006.  The increase in internet sales was partially offset by decreases in catalog sales as well as decreases in revenues from the Horchow brand.

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

The decrease in COGS as reported under GAAP to 62.7% of revenues from 64.3% in the prior fiscal year is primarily due to:

•                  $38.1 million of non-cash charges included in COGS in fiscal year 2006 primarily related to the step-up in the carrying value of the acquired inventories recorded in connection with the Acquisition; and

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

In the fourth quarter of fiscal year 2007, we recorded a $11.5 million pretax impairment charge related to the writedown to fair value of the net carrying value of the Horchow tradename based upon lower anticipated future revenues associated with the brand.

For the nine weeks ended October 1, 2005, other expense, net includes $23.5 million of transaction and other costs incurred in connection with the Acquisition. These costs consist primarily of $4.5 million of accounting, investment banking, legal and other costs associated with the Acquisition and a $19.0 million non-cash charge for stock compensation resulting from the accelerated vesting of Predecessor stock options and restricted stock in connection with the Acquisition.

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

The increase in interest expense is due to the $3.3 billion increase in debt incurred in connection with the Acquisition.  The decrease in interest income in fiscal year 2007 was due primarily to lower average invested balances after the Acquisition.

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

The following table reconciles earnings from continuing operations as reflected in our consolidated statements of earnings prepared in accordance with GAAP to EBITDA:

(dollars in millions)	Fiscal year ended August 2, 2008		Fiscal year ended July 28, 2007		Fiscal year ended July 29, 2006	Forty- three weeks ended July 29, 2006	Nine weeks ended October 1, 2005
	(Successor)		(Successor)		(Combined)	(Successor)	(Predecessor)
Earnings from continuing operations	$142.8	(1)	$134.7	(2)	$71.4	$26.4	$45.0	(3)
Income taxes	83.8		82.3		40.8	14.6	26.2
Interest expense (income), net	239.8		259.8		216.8	217.7	(0.9)
Depreciation	148.4		136.5		126.2	107.0	19.2
Amortization of customer lists and favorable lease commitments	72.2		72.3		59.6	59.6	—
EBITDA	$687.0	(1)	$685.6	(2)	$514.8	$425.3	$89.5	(3)
EBITDA rate	14.9%		15.6%		12.8%

(1)   For fiscal year 2008, operating earnings and EBITDA include other income, net consisting of 1) $32.5 million of other income related to a one-time pension curtailment gain as a result of our decision to freeze certain Pension and SERP benefits as of December 31, 2007, offset by 2) $31.3 million pretax impairment charge related to the writedown to fair value of the net carrying value of the Horchow tradename.

(2)   For fiscal year 2007, operating earnings and EBITDA include other expense, net consisting of 1) $11.5 million pretax impairment charge related to the writedown to fair value of the net carrying value of the Horchow tradename, offset by 2) $4.2 million of other income we received in connection with the merger of Wedding Channel.com, in which we held a minority interest, and The Knot and 3) $6.0M of other income related to aged, non-escheatable gift cards.

(3)   For the nine weeks ended October 1, 2005, operating earnings and EBITDA include other expense, net consisting of $23.5 million of transaction and other costs incurred in connection with the Acquisition. These costs consist primarily of $4.5 million of accounting, investment banking, legal and other costs associated with the Acquisition and a $19.0 million non-cash charge for stock compensation resulting from the accelerated vesting of Predecessor stock options and restricted stock in connection with the Acquisition.

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

Our primary sources of short-term liquidity are comprised of cash on hand and availability under our Asset-Based Revolving Credit Facility. The amounts of cash on hand and borrowings under the Asset-Based Revolving Credit Facility are influenced by a number of factors, including revenues, working capital levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments and debt service obligations, Pension Plan funding obligations and tax payment obligations, among others.

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of inventories.  We have typically financed the increases in working capital needs during the first and second fiscal quarters with available cash balances, cash flows from operations and, if necessary, with cash provided from borrowings under our credit facilities. In fiscal years 2008 and 2007, we have made no borrowings under our Asset-Based Revolving Credit Facility.

We believe that operating cash flows, available vendor financing and amounts available pursuant to our senior secured Asset-Based Revolving Credit Facility will be sufficient to fund our operations, anticipated capital expenditure requirements, debt service obligations, contractual obligations and commitments and Pension Plan funding requirements through the end of fiscal year 2009.

At August 2, 2008, cash and cash equivalents were $239.2 million compared to $141.2 million at July 28, 2007. Net cash provided by operating activities was $285.3 million in fiscal year 2008 compared to $258.9 million in fiscal year 2007. Cash flows provided by operating activities were higher in fiscal year 2008 than in the prior fiscal year primarily due to:

•                  a $26.7 million decrease in pretax cash interest requirements on indebtedness incurred in connection with the Acquisition;

•                  a $9.8 million decrease in cash requirements for income taxes; offset by

•                  a $15.0 million voluntary contribution to our defined benefit pension plan.

Net cash used for investing activities, representing capital expenditures, was $183.5 million in fiscal year 2008.  Net cash used for investing activities was $85.9 million in fiscal year 2007 which consisted of:

•                  capital expenditures of $147.9 million; and

•                  the purchase of the minority interest held in Kate Spade for $59.4 million; partially offset by

•                  $121.5 million received from Liz Claiborne, Inc. for the sale of Kate Spade.

We incurred significant capital expenditures in fiscal 2008 related to the construction of new stores in Natick and Topanga (the greater Los Angeles area) and the remodel of our Atlanta and Westchester stores. We incurred significant capital expenditures in fiscal 2007 related to the construction of new stores in Charlotte, Austin and Natick and the remodel of our Atlanta store. We opened our Charlotte store in September 2006, our Austin store in March 2007 and our Natick store in September 2007.  We opened our Topanga store in September 2008. We currently project capital expenditures for fiscal year 2009 to be approximately $155 to $165 million.

Net cash used for financing activities was $3.9 million in fiscal year 2008 as compared to $256.9 million in fiscal year 2007.  In fiscal year 2007, we voluntarily repaid $250.0 million principal amount of the loans under the Senior Secured Term Loan Facility.

Financing Structure at August 2, 2008

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

As of August 2, 2008, NMG had $576.0 million of unused borrowing availability under the Asset-Based Revolving Credit Facility based on a borrowing base of over $600.0 million and after giving effect to $24.0 million used for letters of credit.

See Note 9 of our Notes to Consolidated Financial Statements in Item 15 for a further description of the terms of the Asset-Based Revolving Credit Facility.

Senior Secured Term Loan Facility.  In October 2005, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility.  NMG voluntarily repaid $100.0 million principal amount of its loans under the Senior Secured Term Loan Facility in fiscal year 2006 and $250 million in fiscal year 2007.

At August 2, 2008, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. At August 2, 2008, the applicable margin with respect to base rate borrowings was 0.75% and the applicable margin with respect to LIBOR borrowings was 1.75%. The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.42% at August 2, 2008.

See Note 9 of our Notes to Consolidated Financial Statements in Item 15 for a further description of the terms of the Senior Secured Term Loan Facility.

2028 Debentures.  In May 1998, NMG issued $125.0 million aggregate principal amount of its 7.125% 2028 Debentures.  NMG’s 2028 Debentures mature on June 1, 2028.

See Note 9 of our Notes to Consolidated Financial Statements in Item 15 for a further description of the terms of the 2028 Debentures.

Senior Notes.  NMG has $700.0 million aggregate original principal amount of 9.0% / 9.75% Senior Notes under a senior indenture (Senior Indenture).  NMG’s Senior Notes mature on October 15, 2015.

See Note 9 of our Notes to Consolidated Financial Statements in Item 15 for a further description of the terms of the Senior Notes.

Senior Subordinated Notes.  NMG has $500.0 million aggregate principal amount of 10.375% Senior Subordinated Notes under a senior subordinated indenture (Senior Subordinated Indenture).  NMG’s Senior Subordinated Notes mature on October 15, 2015.

See Note 9 of our Notes to Consolidated Financial Statements in Item 15 for a further description of the terms of the Senior Subordinated Notes.

Interest Rate Swaps.  NMG uses derivative financial instruments to help manage our interest rate risk. Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness. The interest rate swap agreements terminate after five years.  At August 2, 2008, the fair value of NMG’s interest rate swap agreements was a loss of approximately $34.4 million, which amount is included in other long-term liabilities.

As of the effective date, NMG designated the interest rate swaps as cash flow hedges. As a result, changes in the fair value of NMG’s swaps are recorded subsequent to the effective date as a component of accumulated other comprehensive (loss) income.

As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.524% to 6.733% per quarter through 2010 and result in an average fixed rate of 6.608%.

Contractual Obligations and Commitments

The following table summarizes our estimated significant contractual cash obligations at August 2, 2008:

	Payments Due By Period
(in thousands)	Total	Fiscal Year 2009	Fiscal Years 2010-2011	Fiscal Years 2012-2013	Fiscal Year 2014 and Beyond
Contractual obligations:
Senior Secured Term Loan Facility (1)	$1,625,000	$—	$—	$1,625,000	$—
Senior Notes	700,000	—	—	—	700,000
Senior Subordinated Notes	500,000	—	—	—	500,000
2028 Debentures	125,000	—	—	—	125,000
Interest requirements (2)	1,391,300	217,100	421,200	367,300	385,700
Lease obligations	938,700	56,300	106,500	93,400	682,500
Minimum pension funding obligation (3)	—	—	—	—	—
Other long-term liabilities (4)	62,100	4,200	9,700	11,500	36,700
Construction and purchase commitments (5)	1,380,600	1,113,100	218,500	49,000	—
	$6,722,700	$1,390,700	$755,900	$2,146,200	$2,429,900

(1)           We voluntarily repaid $100.0 million of term loans under this facility in the second quarter of fiscal year 2006 and $250.0 million in fiscal year 2007.  The above table does not reflect future excess cash flow prepayments, if any, that may be required under the term loan facility.

(2)           The cash obligations for interest requirements reflect 1) interest requirements on our fixed-rate debt obligations at their contractual rates, 2) interest requirements on floating rate debt obligations not subject to interest rate swaps at rates in effect at August 2, 2008 and 3) interest requirements on floating rate debt obligations subject to interest rate swaps at the fixed rates provided through the swap agreements.  A 1% increase in the floating rates related to floating rate debt outstanding at August 2, 2008 not subject to interest rate swaps would increase annual interest rate requirements by approximately $6.3 million.

(3)           Minimum pension funding requirements are not included above as such amounts are not currently quantifiable for all periods presented. At July 31, 2008 (the most recent measurement date), our actuarially calculated projected benefit obligation for our Pension Plan was $354.3 million and the fair value of the assets was $313.4 million. Our policy is to fund the Pension Plan at or above the minimum amount required by law.  We made a $15.0 million voluntary contribution to the Pension Plan in fiscal year 2008 and did not make any contributions to the Pension Plan in fiscal year 2007.  Based upon currently available information, we will not be required to make significant contributions in fiscal year 2009 to the Pension Plan.

(4)           Included in other long-term liabilities at August 2, 2008 are our liabilities for our Pension, SERP and Postretirement Plans aggregating $134.6 million.  Our scheduled obligations with respect to these liabilities consist of expected benefit payments through 2018, as currently estimated using information provided by our actuaries.  Also included in other long-term liabilities at August 2, 2008 are our liabilities related to 1) the unrealized loss on financial instruments of $34.4 million, 2) uncertain tax positions (including related accruals for interest and penalties) of $30.8 million and 3) other obligations aggregating $13.7 million, primarily for employee benefits.  Future cash obligations related to these liabilities are not currently estimable.

(5)           Construction commitments relate primarily to obligations pursuant to contracts for the construction of new stores and the renovation of existing stores expected as of August 2, 2008.  These amounts represent the gross construction costs and exclude developer contributions of approximately $91 million which we expect to receive pursuant to the terms of the construction contracts.

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

The following table summarizes the expiration of our significant commercial commitments outstanding at August 2, 2008:

	Amount of Commitment by Expiration Period
(in thousands)	Total	Fiscal Year 2009	Fiscal Years 2010-2011	Fiscal Years 2012-2013	Fiscal Year 2014 and Beyond
Other commercial commitments:
Senior secured asset-based revolving credit facility(1)	$600,000	$—	$—	$600,000	$—
Surety bonds	4,000	3,300	700	—	—
	$604,000	$3,300	$700	$600,000	$—

(1)           As of August 2, 2008, we had no borrowings outstanding under our senior secured asset-based revolving credit facility and had $576.0 million of unused borrowing availability, after giving effect to $24.0 million of outstanding letters of credit. Our working capital requirements are greatest in the first and second fiscal quarters as a result of higher seasonal requirements. See “Description of Other Indebtedness—Senior Secured Asset-Based Revolving Credit Facility” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Seasonality.”

In addition to the items presented above, our other principal commercial commitments are comprised of common area maintenance costs, tax and insurance obligations and contingent rent payments.

OTHER MATTERS

Factors That May Affect Future Results

Matters discussed in MD&A include forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “plan,” “predict,” “expect,” “estimate,” “intend,” “would,” “could,” “should,” “anticipate,” “believe,” “project” or “continue.” We make these forward-looking statements based on our expectations and beliefs concerning future events, as well as currently available data.  While we believe there is a reasonable basis for our forward-looking statements, they involve a number of risks and uncertainties. Therefore, these statements are not guarantees of future performance and you should not place undue reliance on them. A variety of factors could cause our actual results to differ materially from the anticipated or expected results expressed in our forward-looking statements. Factors that could affect future performance include, but are not limited, to:

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

Customer Considerations

•                  changes in the demographic or retail environment;

•                  changes in consumer confidence resulting in a reduction of discretionary spending on goods;

•                  changes in consumer preferences or fashion trends;

•                  changes in our relationships with customers due to, among other things, 1) our failure to provide quality service and competitive loyalty programs, 2) our inability to provide credit pursuant to our proprietary credit card arrangement or 3) our failure to protect customer data or comply with regulations surrounding information security and privacy;

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

Revenues.  Revenues include sales of merchandise and services and delivery and processing revenues related to merchandise sold. Revenues from our Specialty Retail stores are recognized at the later of the point of sale or the delivery of goods to the customer. Revenues from our Direct Marketing operations are recognized when the merchandise is delivered to the customer. Revenues associated with gift cards are recognized at the time of redemption by the customer. Revenues exclude sales taxes collected from our customers.

We maintain reserves for anticipated sales returns primarily based on our historical trends related to returns by our retail and direct marketing customers. Our reserves for anticipated sales returns aggregated $45.0 million at August 2, 2008 and $48.8 million at July 28, 2007. As the vast majority of merchandise returns are made in less than 30 days after the sales transaction, we believe the risk that differences between our estimated and actual returns will have a material impact on our consolidated financial statements is minimal.

Merchandise Inventories and Cost of Goods Sold.  We utilize the retail method of accounting. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio, for various groupings of similar items, to the retail value of inventories. The cost of the inventory reflected on the consolidated balance sheets is decreased by charges to cost of goods sold at the time the retail value of the inventory is lowered through the use of markdowns. Earnings are negatively impacted when merchandise is marked down. As we adjust the retail value of our inventories through the use of markdowns to reflect market conditions, our merchandise inventories are stated at the lower of cost or market.

The areas requiring significant management judgment related to the valuation of our inventories include 1) setting the original retail value for the merchandise held for sale, 2) recognizing merchandise for which the customer’s perception of value has declined and appropriately marking the retail value of the merchandise down to the perceived value and 3) estimating the shrinkage that has occurred between physical inventory counts. These judgments and estimates, coupled with the averaging processes within the retail method can, under certain circumstances, produce varying financial results. Factors that can lead to different financial results include 1) determination of original retail values for merchandise held for sale, 2) identification of declines in perceived value of inventories and processing the appropriate retail value markdowns and 3) overly optimistic or conservative estimation of shrinkage. We believe our merchandise valuation and pricing controls minimize the risk that our inventory values could be materially misstated.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise. These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold. The amounts of vendor allowances we received did not have a significant impact on the year-over-year change in gross margin during fiscal years 2008, 2007 or 2006. We received vendor allowances of $109.6 million, or 2.4% of revenues, in fiscal year 2008, $96.1 million, or 2.2% of revenues, in fiscal year 2007 and $94.5 million, or 2.3% of revenues, in fiscal year 2006.

Long-lived Assets.  Property and equipment are stated at cost less accumulated depreciation. For financial reporting purposes, we compute depreciation principally using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over five to 30 years while fixtures and equipment are depreciated over three to 15 years. Leasehold improvements are amortized over the shorter of the asset life or the lease term (which may include renewal periods when exercise of the renewal option is at our discretion and considered reasonably assured at the inception of the lease). Costs incurred for the development of internal computer software are capitalized and amortized using the straight-line method over three to ten years.

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

We assess the recoverability of the carrying values of our store assets annually and upon the occurrence of certain events (e.g., opening a new store near an existing store or announcing plans for a store closing). The recoverability assessment requires judgment and estimates of future store generated cash flows. The underlying estimates of cash flows include estimates for future revenues, gross margin rates and store expenses. We base these estimates upon the stores’ past and expected future performance. New stores may require two to five years to develop a customer base necessary to generate the cash flows of our more mature stores. To the extent our estimates for revenue growth and gross margin improvement are not realized, future annual assessments could result in impairment charges. No store impairment charges were recorded in fiscal years 2008, 2007 or 2006.

Goodwill and Intangible Assets.  Goodwill and indefinite-lived intangible assets, such as tradenames, are not subject to amortization. Rather, recoverability of goodwill and indefinite-lived intangible assets is assessed annually and upon the occurrence of certain events. The recoverability assessment requires us to make judgments and estimates regarding fair values. Fair values are determined using estimated future cash flows, including growth assumptions for future revenues, gross margin rates and other estimates.  In addition, the fair values of our tradenames are based, in part, on our estimates of royalties which could be derived from the licensing of such tradenames to third parties.

To the extent that our estimates are not realized, future assessments could result in impairment charges. In the fourth quarters of fiscal years 2008 and 2007, we recorded $31.3 million and $11.5 million pretax impairment charges related to the writedown to fair value of the net carrying value of the Horchow tradename based upon lower revenues and royalty rate expectations with respect to the Horchow brand in light of current operating performance and future operating expectations.

Customer lists are amortized using the straight-line method over their estimated useful lives, ranging from 5 to 24 years (weighted average life of 13 years).  Favorable lease commitments are amortized straight-line over the remaining lives of the leases, ranging from 6 to 49 years (weighted average life of 33 years).

Financial Instruments.  NMG uses derivative financial instruments to help manage our interest rate risk. Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness. The interest rate swap agreements terminate after five years.  At August 2, 2008, the fair value of NMG’s interest rate swap agreements was a loss of approximately $34.4 million, which amount is included in other long-term liabilities.

As of the effective date, NMG designated the interest rate swaps as cash flow hedges. As a result, changes in the fair value of NMG’s swaps are recorded subsequent to the effective date as a component of accumulated other comprehensive (loss) income.

As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.524% to 6.733% per quarter through 2010 and result in an average fixed rate of 6.608%.

Advertising and Catalog Costs.  We incur costs to advertise and promote the merchandise assortment offered by both Specialty Retail stores and Direct Marketing. Advertising costs incurred by our Specialty Retail stores consist primarily of print media costs related to promotional materials mailed to our customers. These costs are expensed at the time of mailing to the customer. Advertising costs incurred by Direct Marketing relate to the production, printing and distribution of our print catalogs and the production of the photographic content on our websites. We amortize the costs of print catalogs during the periods we expect to generate revenues from such catalogs, generally six months. We expense the costs incurred to produce the photographic content on our websites at the time the images are first loaded onto the website. We expense website design and web advertising costs as incurred.

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

Benefit Plans.  We sponsor a noncontributory defined benefit pension plan (Pension Plan) and an unfunded supplemental executive retirement plan (SERP Plan) which provides certain employees additional pension benefits. In calculating our obligations and related expense, we make various assumptions and estimates, after consulting with outside actuaries and advisors. The annual determination of expense involves calculating the estimated total benefits ultimately payable to plan participants and allocating this cost to the periods in which services are expected to be rendered. We use the projected unit credit method in recognizing pension liabilities. The Pension and SERP Plans are valued annually as of the beginning of each fiscal year.

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

Self-insurance and Other Employee Benefit Reserves.  We use estimates in the determination of the required accruals for general liability, workers’ compensation and health insurance as well as short-term disability and postretirement health care benefits. We base these estimates upon an examination of historical trends, industry claims experience and independent actuarial estimates. Projected claims information may change in the future and may require us to revise these reserves. Although we do not expect that we will ultimately pay claims significantly different from our estimates, self-insurance reserves could be affected if future claims experience differ significantly from our historical trends and assumptions. Self-insurance reserves including general liability, workers’ compensation and health insurance aggregated $44.1 million at August 2, 2008 and $44.5 million at July 28, 2007. Other employee benefit reserves including short-term disability and postretirement health care benefits aggregated $37.0 million at August 2, 2008 and $35.4 million at July 28, 2007.

Income Taxes.  We use the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  We are routinely under audit by federal, state or local authorities in the area of income taxes. We regularly evaluate the likelihood of realization of tax benefits derived from positions we have taken in various federal and state filings after consideration of all relevant facts, circumstances and available information. For those tax benefits we believe more likely than not will be sustained, we recognize the benefit we believe is cumulatively greater than 50% likely to be realized. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of recorded reserves, our effective tax rate in a given financial statement period could be materially impacted.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)), which addresses the recognition and accounting for identifiable assets acquired, liabilities assumed and non-controlling interests in business combinations.  In addition, SFAS 141(R) changes the accounting treatment for certain acquisition-related items, including requirements to expense acquisition-related costs as incurred, expense restructuring costs associated with an acquired business and recognize post-acquisition changes in tax uncertainties associated with a business combination as a component of tax expense.  SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after December 15, 2008, or our fiscal year ending July 31, 2010.  Generally, the effect of SFAS 141(R) will depend on future acquisitions.  However, the accounting for the resolution of any tax uncertainties remaining as of August 1, 2009 related to the Acquisition will be subject to the provisions of SFAS 141(R).  We have not yet evaluated the impact, if any, of adopting SFAS 141(R) on our consolidated financial statements.

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

As of August 2, 2008, NMG had no borrowings outstanding under its Asset-Based Revolving Credit Facility that bears interest at floating rates. Future borrowings under NMG’s Asset-Based Revolving Facility, to the extent of outstanding borrowings, would be affected by interest rate changes.

At August 2, 2008, NMG had $1,625.0 million of debt under its Senior Secured Term Loan Facility issued in connection with the Acquisition that bears interest at floating rates.

NMG uses derivative financial instruments to help manage our interest rate risk.  Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness. The interest rate swap agreements terminate after five years.  As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.524% to 6.733% per quarter through 2010 and result in an average fixed rate of 6.608%. With respect to outstanding borrowings in excess of $1,000.0 million on the Senior Secured Term Loan Facility, such borrowings are at floating rates.  A 1% increase in these floating rates would increase annual interest expense by approximately $6.3 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and supplementary data are included as pages F-1 through F-56 at the end of this Annual Report on Form 10-K:

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a.             Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of August 2, 2008, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b.             Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of August 2, 2008. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting. Our independent registered public accounting firm, Ernst & Young LLP, has audited our consolidated financial statements and has issued an attestation report on the effectiveness of our internal controls over financial reporting as of August 2, 2008.

c.             Changes in Internal Control over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. No change occurred in our internal controls over financial reporting during the quarter ended August 2, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age, and position of individuals who currently serve as our directors and executive officers.

Name	Age	Position
David A. Barr	45	Director since 2005
Jonathan Coslet	43	Director since 2005
James Coulter	48	Director since 2005
John G. Danhakl	52	Director since 2005
Sidney Lapidus	70	Director since 2005
Kewsong Lee	43	Director since 2005
Carrie Wheeler	36	Director since 2005
Burton M. Tansky	70	Director since 2005, President and Chief Executive Officer
Karen W. Katz	51	Executive Vice President and President and Chief Executive Officer of Neiman Marcus Stores
James E. Skinner	55	Executive Vice President and Chief Financial Officer
Brendan L. Hoffman	40	President and Chief Executive Officer of Neiman Marcus Direct
James J. Gold	44	President and Chief Executive Officer of Bergdorf Goodman
Nelson A. Bangs	55	Senior Vice President and General Counsel
Marita O’Dea	59	Senior Vice President and Chief Human Resource Officer
Phillip L. Maxwell	60	Senior Vice President and Chief Information Officer
Wayne A. Hussey	58	Senior Vice President, Properties and Store Development

The following biographies describe the business experience of our directors and executive officers.

David A. Barr has been a member and managing director of Warburg Pincus LLC and a general partner of Warburg Pincus & Co. since January 2001.  Prior to joining Warburg Pincus in 2000, Mr. Barr served as a managing director at Butler Capital where he focused on consumer and industrial leveraged buyout transactions for more than ten years.  Mr. Barr also serves on the board of directors of Builders First Source, Inc., Polypore Inc., and TransDigm Group Inc.

Jonathan Coslet has been a partner of TPG Capital, L.P. since 1993 and is currently a senior partner and member of the firm’s Executive, Management and Investment Committees.  Prior to joining TPG Capital, L.P., Mr. Coslet worked at Donaldson, Lufkin & Jenrette, specializing in leveraged acquisitions and high yield finance from 1991 to 1993.  Mr. Coslet also serves on the board of directors of Harrah’s Entertainment, Inc., Quintiles Transnational Corp., IASIS Healthcare Corp., J. Crew Group, Inc., Petco Animal Supplies, Inc., and Biomet, Inc.

James Coulter co-founded TPG Capital, L.P. in 1992 and has been Managing General Partner of TPG Capital, L.P. for more than eight years.  From 1986 to 1992, Mr. Coulter was a Vice President of Keystone, Inc.  From 1986 to 1988, Mr. Coulter was also associated with SPO Partners, an investment firm that focuses on public market and private minority investments.  Mr. Coulter also serves on the board of directors of Lenovo Group Limited, J. Crew Group, Inc., and Alltel Corporation.

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

Sidney Lapidus retired in December 2007 as Managing Director and Senior Advisor of Warburg Pincus LLC.  He had been employed at Warburg Pincus since 1967.  Prior to that time, he was an attorney with the SEC.  He presently serves as a director of Lennar Corporation and Knoll, Inc.  He is also trustee of the New York University Medical Center and chairman of the American Jewish Historical Society and United Neighborhood Houses of New York.

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

Karen W. Katz was elected Executive Vice President in October 2007 and appointed a member of the Office of the Chairman.  Since December 2002, she has also served as President and Chief Executive Officer of Neiman Marcus Stores.  Ms. Katz served as President and Chief Executive Officer of Neiman Marcus Direct from May 2000 to December 2002 and as Executive Vice President of Neiman Marcus Stores from February 1998 until May 2000.  Ms. Katz serves on the board of directors of Pier I Imports, Inc.

James E. Skinner was elected Executive Vice President and Chief Financial Officer and appointed a member of the Office of the Chairman in October 2007.  He has served as Senior Vice President and Chief Financial Officer since October 2005.  Since 2001, he has also served as Senior Vice President and Chief Financial Officer of The Neiman Marcus Group, Inc.  From August 2000 through December 2000, Mr. Skinner served as Senior Vice President and Chief Financial Officer of Caprock Communications Corp. and from 1994 until 2000, he served as Executive Vice President, Chief Financial Officer and Treasurer for CompUSA Inc.  Mr. Skinner serves on the board of directors of Fossil, Inc.

Brendan L. Hoffman has been President and Chief Executive Officer of Neiman Marcus Direct since December 2002.  Mr. Hoffman served as Vice President of the Neiman Marcus Last Call Clearance Division from August 2000 to December 2002, and as a Divisional Merchandise Manager of Bergdorf Goodman from October 1998 to August 2000.

James J. Gold has been President and Chief Executive Officer of Bergdorf Goodman since May 2004.  Mr. Gold served as Senior Vice President, General Merchandise Manager of Neiman Marcus Stores from December 2002 to May 2004, as Division Merchandise Manager from June 2000 to December 2002, and as Vice President of the Neiman Marcus Last Call Clearance Division from March 1997 to June 2000.

Nelson A. Bangs has been Senior Vice President and General Counsel since October 6, 2005 and has served in that capacity for The Neiman Marcus Group, Inc. since April 2001.  From January 1999 to April 2001, Mr. Bangs engaged in a private consulting and law practice; and from April 1998 until January 1999, he served as Senior Vice President and General Counsel of Pillowtex Corporation.  Prior to April 1998, Mr. Bangs served as Senior Vice President, General Counsel and Secretary of Dr Pepper/Seven Up, Inc. and its predecessors.

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

Wayne A. Hussey has been Senior Vice President, Properties and Store Development since October 22, 2007.  From May 1999 to October 2007 he served as Senior Vice President, Properties and Store Development of Neiman Marcus stores.

Code of Ethics

The Board has adopted The Neiman Marcus Group, Inc. Code of Ethics and Conduct which is applicable to all our directors, officers and employees, as well as a separate Code of Ethics for Financial Professionals that applies to all financial employees including the Chief Executive Officer, the Chief Financial Officer and the Principal Accounting Officer.  Both the Code of Ethics and Conduct and the Code of Ethics for Financial Professionals may be accessed through our website at www.neimanmarcusgroup.com under the “Investor Information –Governance Documents” section.  Requests for printed copies may be made in writing to The Neiman Marcus Group, Inc., Attn. Investor Relations, One Marcus Square, 1618 Main Street, Dallas, Texas 75201.

We have established a means for employees, customers, suppliers, or other interested parties to submit confidential and anonymous reports of suspected or actual violations of the Company’s Code of Conduct relating, among other things, to:

—                      accounting practices, internal accounting controls, or auditing matters and procedures;

—                      theft or fraud of any amount;

—                      performance and execution of contracts;

—                      conflicts of interest;

—                      violations of securities and antitrust laws; and

—                      violations of the Foreign Corrupt Practices Act.

Any employee or other interested party can call the following toll-free number to submit a report.  This number is operational 24 hours a day, seven days a week:  1-866-384-4277

Board Committees

Our Board of Directors has established an audit committee, an executive committee, and a compensation committee.  The members of our audit committee for fiscal year 2008 were David A. Barr, Carrie Wheeler, and Sidney Lapidus.  The audit committee recommends the annual appointment of auditors with whom the audit committee reviews the scope of audit and non-audit assignments and related fees, accounting principles we use in financial reporting, internal auditing procedures and the adequacy of our internal control procedures.  The members of our executive committee are Jonathan Coslet, Kewsong Lee, and Burton M. Tansky.  The executive committee manages the affairs of the Company as necessary between meetings of our Board of Directors and acts on matters that must be dealt with prior to the next scheduled Board meeting.  The members of our compensation committee are Jonathan Coslet, Kewsong Lee, and John Danhakl.  The compensation committee reviews and approves the compensation and benefits of our employees, directors and consultants, administers our employee benefit plans, authorizes and ratifies stock option and/or restricted stock grants and other incentive arrangements, and authorizes employment and related agreements.

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

ITEM 11.                      EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

In fiscal year 2008, Jonathan Coslet, Kewsong Lee, and John G. Danhakl served as members of our Compensation Committee.  No officer or employee served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our Compensation Committee or Board.

Compensation Discussion and Analysis

Overview

•  Compensation Philosophy and Objectives

We are a premier luxury retailer that has been in business over 100 years.  Our continued success depends on the skills of talented leaders who are dedicated to achieving solid financial performance, providing outstanding service to customers, and managing the Company’s assets wisely.  Our compensation program is designed to meet the following objectives:

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

Elements of Direct Compensation

The following are the primary direct and indirect compensation elements that make up our executive compensation program:

The three primary forms of direct compensation we provide are:

•                  Base salary

•                  Annual Bonus

•                  Long-term incentive through an initial stock option awarded in fiscal year 2006 and a cash incentive plan.

The discussion and analysis below is focused primarily on these elements.

•  Base Salary

Base salary is intended to provide a base level of compensation commensurate with an executive’s job title, role, tenure, and experience.  We utilize base salary as a building block of our compensation program, establishing a salary range for particular positions based on survey data and job responsibilities.  Being competitive in base salary is a minimum requirement to recruit and retain skilled executives.  Specifically, base salary levels of the named executive officers are determined based on a combination of factors, including our compensation philosophy, market compensation data, competition for key executive talent, the named executive officer’s experience, leadership, achievement of specified business objectives, individual performance, our overall budget for merit increases, and attainment of our financial goals.  Salaries are reviewed before the end of each fiscal year as part of our performance and compensation review process as well as at other times to recognize a promotion or change in job responsibilities.  Merit increases are usually awarded to the named executive officers in the same percentage range as all employees and are based on overall performance and competitive market data except in those situations where individual performance and other factors justify awarding increases above or below this range.  Merit increases typically range between two and eight percent.  See discussion on “Base Salary” on page 54 of this section.

In addition, Mr. Tansky and Ms. Katz have employment agreements, described in more detail below that set a minimum salary upon execution of the agreement.

•  Annual Incentive Compensation

Annual bonus incentives keyed to short-term objectives form the second building block of our compensation program and are designed to provide incentives to achieve certain financial goals of the Company and personal objectives.  These financial goals, which are used to determine annual bonus incentives for all employees, emphasize profitability and asset management.  The Compensation Committee believes that a significant portion of annual cash compensation for the named executive officers should be at risk and tied to our operational and financial results.  “Pay for performance” for the named executive officers has been significantly enhanced in recent years by putting a larger part of their potential compensation at risk in the annual bonus incentive program.

All named executive officers are eligible to be considered for annual bonus incentives.  Target annual performance incentives, stated as a percentage of base salary, are established for each of the named executive officers.  The objectives set for Mr. Tansky and other senior officers with broad corporate responsibilities are based on financial results of the overall company.  When an employee has responsibility for a particular business unit or division, the performance goals are heavily weighted toward the operational performance of that unit.

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

The employment agreements of Mr. Tansky and Ms. Katz contain provisions regarding target levels and the payment of annual incentives and are described in more detail below.

•  Long-Term Incentive

Long-term incentives in the form of stock options are intended to promote sustained high performance and to align our executives’ interests with those of our equity investors.  The stock options, which vest over five years (other than in the case of Mr. Tansky whose options vest over four years), will only create value for the executives if the value of the Company increases.  This creates a direct correlation to the interests of our equity investors.

An initial stock option grant was made in fiscal year 2006 under the Neiman Marcus, Inc. Management Equity Incentive Plan (referred to as the Management Incentive Plan) to each of the named executive officers.  The initial grant was made following the consummation of the Acquisition in order to retain the senior management team and enable them to share in the growth of the Company along with our equity investors.  All grants of stock options under the Management Incentive Plan have an exercise price equal to the fair market value of our common stock on the date of grant.  No grants of stock options have been made to the named executive officers since the initial grant in fiscal year 2006 and currently, none are anticipated except in the event of a promotion or new hire.

In addition, following the consummation of the Acquisition, the Neiman Marcus, Inc. Cash Incentive Plan (referred to as the Cash Incentive Plan) was adopted in 2005 to aid in the retention of certain key executives, including our named executive officers.  Under the Cash Incentive Plan, a $14 million cash bonus pool was created to be shared by its participants.  In the event of a change in control or an initial public offering in which the internal rate of return to our investors is positive, each participant in the Cash Incentive Plan, subject generally to continued employment, will be entitled to a cash bonus based upon the number of options that were granted to the participant relative to the other participants in the Cash Incentive Plan under the Management Incentive Plan.  Mr. Tansky will be entitled to receive (subject, with certain exceptions, to continued employment) a cash bonus under the Cash Incentive Plan in the amount of $3,080,911 pursuant to the terms of his employment agreement.  If the internal rate of return to the Sponsors is not positive following a change in control or an initial public offering, no amounts will be paid to those participating in the Cash Incentive Plan.  No amounts have been paid to date under the Cash Incentive Plan.

How Executive Direct Compensation is Determined

To assure the continued growth and profitability of the Company, we reward performance that is measurable against performance targets established in our compensation program that are based on annual and longer term performance objectives approved by the Board of Directors.  Achievement of these performance targets will result in our annual and longer term growth and profitability and will also support the financial and strategic objectives of our equity investors.

•  Role of the Compensation Committee

The Compensation Committee is responsible for determining the compensation of our named executive officers.  The Compensation Committee considers input from our CEO, our Senior Vice President and Chief Human Resource Officer, and compensation consultants in making determinations regarding our executive compensation program and the individual contribution of our executive officers to the Company.  The CEO does not play a role in his own compensation determinations other than discussing individual performance objectives.  The CEO’s performance assessment and compensation are reviewed and determined solely by the Compensation Committee.

•  Role of Management

As part of our annual planning process, our CEO and our Senior Vice President and Chief Human Resource Officer, with the help of our consultants, develop and recommend a compensation program for all executive officers.  Based on a performance assessment, the CEO and the Senior Vice President and Chief Human Resource Officer attend a meeting of the Compensation Committee held for the purpose of considering the executives’ annual compensation, and recommend the base salary, incentive bonus awards, long-term incentive awards, if applicable, for each of the other executive officers, including the named executive officers.  The other named executive officers do not play a role in their own compensation determination other than discussing individual performance objectives with the CEO.

•  Role of Compensation Consultants

With the approval of the Compensation Committee, management retained compensation consultants in fiscal year 2008 to advise the Company on executive compensation matters.  They provide information about industry compensation practices and competitive levels at a group of industry related companies, and recommend compensation programs and approaches that are consistent with our compensation policies.  This assistance also includes providing relevant market data and alternatives to consider in designing the compensation packages for each of the named executive officers and assisting in the preparation of individual total compensation summaries.  The Compensation Committee considers the advice of the compensation consultants to assist us in evaluating our compensation policies.  The Compensation Committee also considers advice from various other consultants regarding plan design, and recommendations involving benefits plans such as our Key Employee Deferred Compensation Plan and the Supplemental Executive Retirement Plan discussed later in this section.  These consultants also provide advice on matters relating to broad-based employee healthcare and benefit programs and related employee communications.  These plans cover the named executive officers as well as other eligible employees.

•  Market Comparisons

The Compensation Committee and management request information from the compensation consultants to determine if any element of compensation needs adjustment in order to comply with our strategy of targeting executive compensation that is between the 50th and 75th percentile levels of the compensation packages received by executives at a group of industry related companies.

In fiscal year 2008, the Compensation Committee, on the recommendation of the consultants, referred primarily to the 16 companies identified below for purposes of benchmarking the compensation of our named executive officers.  These companies are intended to represent our competitors for business and talent.  Their executive compensation programs are compared to ours, as well as the compensation of individual executives if the jobs are sufficiently similar to make the comparison meaningful.  The comparison data is used to ensure that the compensation for our named executive officers, both individually and as a whole, is appropriately competitive relative to our Company’s performance.

Abercrombie & Fitch

Ann Taylor

Coach

Macy’s

The Gap

Jones Apparel

Kohl’s

Limited Brands

Liz Claiborne

Nordstrom

Polo Ralph Lauren

Saks

Talbots

Tiffany & Co.

Tommy Hilfiger

Williams Sonoma

In addition to the select companies above, we also review various third party compensation survey reports.

•  Assessment of Fiscal Year 2008 Performance

In determining specific compensation actions for the named executive officers, the Compensation Committee considers the performance relative to the pre-established goals that are set at the beginning of the year.  For fiscal year 2008, our annual financial goals were based on EBITDA, return on invested capital and/or inventory turnover performance.  We do not disclose our business plan or the components thereof because they constitute confidential business information that could impair our ability to compete effectively in the retail market.  However, by setting minimum, target, and maximum performance levels, the Compensation Committee believes the performance targets are challenging based on historical company performance and industry and market conditions.  Similar goals are established at the division and business unit levels where appropriate for certain of our named executive officers.  As it relates to our annual incentive compensation program in particular, this performance assessment is a key determinant in total compensation paid to our named executive officers.

2008 Direct Compensation Actions for Our Chief Executive Officer and Other Named Executive Officers

As described above, compensation decisions for our named executive officers are based upon a review of the Company’s performance versus the Company’s annual goals and objectives, an examination of the competitive marketplace for luxury retail talent, and our relative competitive compensation position based in large part upon our survey of a group of industry related companies and other broad-based industry surveys.  We target our direct compensation to be positioned between the 50th and 75th percentile levels of the compensation packages received by executives in our peer group of industry related companies.  Ultimately, our named executive officers’ total compensation is based on the level of achievement versus Company, business unit, and individual target performance levels.

•  Base Salary

On September 18, 2007, the Compensation Committee approved the following salary increases for the named executive officers:

Name	2007 Salary	Increase	2008 Salary
	($)	(%)	($)
Burton M. Tansky	$1,420,000	5.6%	$1,500,000
Karen W. Katz	800,000	9.4%	875,000
James E. Skinner	575,000	8.7%	625,000
Brendan L. Hoffman	500,000	6.0%	530,000
James J. Gold	460,000	6.5%	490,000

For all of the named executive officers above, the salary adjustments reflect merit increases and adjustments relative to competitive market benchmarks as discussed above.  For each of Ms. Katz and Mr. Skinner, the salary adjustment also includes the promotion to Executive Vice President.

•  Annual Incentive Compensation

For fiscal year 2008, the financial component of the annual bonus for each named executive officer was based on EBITDA, return on invested capital and/or inventory turnover performance, as described above.

Minimum, target, and maximum bonuses are paid based on a percentage of base salary.  If the target performance level is achieved, each named executive officer will receive the percentage of base salary indicated below.  If the maximum level is achieved, the annual bonus incentives are paid at 200% of the target percentage.  Minimum levels are payable at 25% of the target percentage.  If the results are below the minimum performance level, no bonus award is paid.  Results between minimum, target, and maximum are extrapolated.  The target award levels and relative weightings between Company, division, and individual results for 2008 are as follows:

	Target Bonus
	As Percent of	Relative Performance Weighting
Name	Salary	Company	Division	Individual
Burton M. Tansky	100%	75%	—	25%
Karen W. Katz	75%	30%	50%	20%
James E. Skinner	60%	75%	—	25%
Brendan L. Hoffman	60%	30%	50%	20%
James J. Gold	60%	30%	50%	20%

For fiscal 2008, the Compensation Committee determined that with the exception of Mr. Gold, performance levels were below the minimum performance level set at the beginning of the fiscal year.  Target bonus opportunity and actual bonus awards paid for fiscal year 2008 annual performance are as follows:

		Bonus Target
				2008 Annual
		Percent of		Incentive
Name	2008 Salary ($)	Salary	$ Value	Award ($)
Burton M. Tansky	$1,500,000	100%	$1,500,000	$—
Karen W. Katz	875,000	75%	656,250	—
James E. Skinner	625,000	60%	375,000	—
Brendan L. Hoffman	530,000	60%	318,000	—
James J. Gold	490,000	60%	294,000	253,546

Actual amounts paid to the named executive officers in fiscal year 2008 as illustrated above are listed in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation” on page 59 of this section.

In addition, discretionary bonuses have been awarded by the Compensation Committee to certain of the named executive officers from time to time to reward these individuals for exemplary performance.  No such discretionary bonuses were awarded in fiscal year 2008.

•  Long-Term Incentive

Stock option grants were made to certain executive officers, including each of the named executive officers, on November 29, 2005.  As mentioned above, no grants of stock options have been made to the named executive officers since the initial grant and none are anticipated except in the event of a promotion or a new hire.  The stock options are discussed further beginning on page 61 of this section under the heading “Outstanding Equity Awards at Fiscal Year End.”

Indirect Compensation

Indirect compensation is comprised of the following elements:

•                  Health and welfare benefits

•                  Retirement benefits

•                  Life insurance

•                  Deferred compensation programs

•                  Certain perquisites

•  Health and Welfare Benefits

Executive officers participate under the same plans as all other employees for medical, dental, vision, disability, and life insurance.  These benefits are intended to be competitive with benefits offered in the retail industry.  In addition, the executive officers, including the named executive officers, participate in an executive life insurance program and a medical reimbursement program.  These benefits are included with the perquisites described below.

•  Retirement Plan

Prior to 2008, most non-union employees over age 21 who had completed one year of service with 1,000 or more hours participated in The Neiman Marcus Group, Inc. Retirement Plan (referred to as the Retirement Plan), which paid benefits upon retirement or termination of employment.  Effective as of December 31, 2007, eligibility and benefit accruals under the Retirement Plan were frozen for all participants except for those “Rule of 65” employees who elected to continue participation in the Retirement Plan.  “Rule of 65” employees included only those active employees who had completed at least 10 years of service and whose combined years of service and age equaled at least 65 as of December 31, 2007.  The Retirement Plan is a “career-accumulation” plan, under which a participant earns each year a retirement annuity equal to one percent of his or her compensation for the year up to the Social Security wage base and 1.5 percent of his or her compensation for the year in excess of such wage base.  A participant becomes fully vested after five years of service with us.  Mr. Tansky and Ms. Katz were Rule of 65 employees, as of December 31, 2007, and elected to continue participation in the Retirement Plan.  For Messrs. Skinner, Hoffman, and Gold, benefits and accruals under the Retirement Plan were frozen effective as of December 31, 2007.

•  Savings Plan (401(k) Plan)

Effective January 1, 2008, a new enhanced 401(k) plan, The Neiman Marcus Group, Inc. Retirement Savings Plan (referred to as the RSP), was offered to all employees, including the named executive officers, as the primary retirement plan.  Benefits and accruals under The Neiman Marcus Group, Inc. Employee Savings Plan (referred to as the ESP) were frozen as well as benefits and accruals under the Retirement Plan and all future and current employees who were not already enrolled in the ESP and the Retirement Plan were automatically enrolled in the RSP.  “Rule of 65” employees, as described above, were given a choice to either continue participation in the Retirement Plan and the ESP or freeze what was earned under those plans through December 31, 2007 and participate in the RSP.  Mr. Tansky and Ms. Katz were “Rule of 65” employees and elected to remain in the Retirement Plan and the ESP.  Messrs. Skinner, Hoffman, and Gold were not eligible to continue participating in the ESP and amounts in their Retirement Plan were frozen and the balances in their ESP were transferred to the RSP.  The RSP is a tax-qualified defined contribution 401(k) plan that allows participants to contribute up to the limit prescribed by the Internal Revenue Service on a pre-tax basis.  The Company will match 100% of the first 3% and 50% of the next 3% of pay that is contributed to the RSP after the first year of employment.  All employee contributions to the RSP are fully vested upon contribution.  Company matching contributions vest after two years of service.

For those who remain eligible, the ESP is a retirement savings plan that allows participants to contribute up to the limit prescribed by the Internal Revenue Service on a pre-tax basis (provided, however, that highly compensated employees are limited to 6% of eligible compensation).  The Company will match 100% of the first 2% and 25% of the next 4% of pay that is contributed to the ESP after the first year of employment.  All employee contributions to the ESP are fully vested upon contribution.  Company matching contributions vest after three years of service.

•  Supplemental Retirement Plan and Key Employee Deferred Compensation Plan

U.S. tax laws limit the amount of benefits that we can provide under our tax-qualified plans.  We maintain The Neiman Marcus Group, Inc. Supplemental Executive Retirement Plan (referred to as the SERP) and the Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan (referred to as the KEDC Plan), which are unfunded, nonqualified arrangements intended to provide named executive officers and certain other key employees with additional benefits, including the benefits that they would have received under the Retirement Plan, 401(k) plan, the ESP and the RSP if the tax law limitations did not apply and if certain other items of compensation could be included in calculation of benefits under our tax-qualified plans.  Prior to 2008, executive, administrative and professional employees (other than those employed as salespersons) with an annual base salary at least equal to a minimum established by the Company ($160,000 as of July 28, 2007) were eligible to participate in the SERP.  Similar to the Retirement Plan, effective December 31, 2007, eligibility and benefit accruals under the SERP were frozen for all participants except for those “Rule of 65” employees who elected to continue participating in the Retirement Plan.  Each SERP participant accrues a benefit for amounts in excess of those provided under the Retirement Plan.  SERP related benefits are more fully described under “Pension Benefits” on page 62.

Participation in the KEDC Plan is limited to employees whose base salary is in excess of $300,000 and meet other stated criteria.  Amounts in excess of those benefits provided under the 401(K) plans are credited to the account balances of each KEDC Plan participant.  KEDC Plan benefits are more fully described under “Nonqualified Deferred Compensation” on page 63.

•  Matching Gift Program

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

•Perquisites

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

Compensation Following Employment Termination or Change in Control

•  Employment Agreements

Except for Mr. Tansky and Ms. Katz, none of our executives has an employment agreement.  The Company and the Compensation Committee believe that the employment agreements with Mr. Tansky and Ms. Katz are an important component in retaining these key executives.  The employment agreements were entered into in conjunction with the consummation of the Acquisition, with Mr. Tansky’s agreement replacing a prior employment agreement that he had with the Company.  The Compensation Committee considered the importance of the continuity of senior leadership following the consummation of the Acquisition to be a compelling reason to enter into the employment agreements.  The employment agreements provide, among other things, for payments to the executive following a termination of employment by the executive for “good reason” or a termination of the executive’s employment by the Company without “cause.”  The triggering events constituting “good reason” and “cause” were negotiated to provide protection to the Company and to the executive for unwarranted terminations of employment that could cause harm to the Company.  The employment agreements also provide for certain payments to the executives upon death or disability.  For a detailed description of the terms of these employment agreements, see “Employment and Other Compensation Agreements” on page 64 of this section.

•  Confidentiality, Non-Competition and Termination Benefits Agreements

Each of the named executive officers (and certain other officers except for Mr. Tansky) is a party to a confidentiality, non-competition and termination benefits agreement with the Company.  The confidentiality, non-competition and termination benefits agreements provide for severance benefits if the employment of the affected individual is terminated other than for death, disability, or for cause.  These agreements provide for a severance payment equal to one and one-half annual base salary of the named executive officer, payable over an eighteen month period, and reimbursement for COBRA premiums for the same period.

•  Other

The Company has change in control provisions in its Management Incentive Plan and its retirement plans that may provide for accelerated vesting and/or distributions in certain circumstances and these provisions apply equally to all participants in the plans, including the named executive officers, except to the extent an executive is party to an individual agreement that provides otherwise.

Consideration of Tax and Accounting Treatment of Compensation

•  Internal Revenue Code §409A

The American Jobs Creation Act of 2004 added a new Section 409A to the Internal Revenue Code which applies to compensation deferred under a nonqualified deferred compensation plan after December 31, 2004 and will become effective on December 31, 2008.  Section 409A imposes restrictions on funding, distributions, and election to participate in the affected plans.  Our executive compensation plans and arrangements are intended to comply with Section 409A.

•  Accounting for Stock-Based Compensation

We began accounting for stock-based payments in accordance with the requirements of FASB Statement 123(R) on July 31, 2005.  When setting equity compensation, the Compensation Committee considers the estimated cost for financial reporting purposes of any equity compensation it is considering.  However, the accounting impact does not have a material impact on the design of our equity compensation plan.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation  Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE

Jonathan J. Coslet, Chairman
Kewsong Lee
John G. Danhakl

Summary Compensation Table

The following table sets forth the annual compensation for the Principal Executive Officer, the Principal Financial Officer, and the three other most highly compensated executive officers (referred to as the named executive officers) serving at the end of fiscal year 2008.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compen- sation ($)(3)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)(4)	All Other Compen- sation ($)(5)	Total ($)
Burton M. Tansky	2008	1,500,000	—	1,458,134	—	205,000	145,992	3,309,126
President and Chief Executive Officer	2007	1,420,000	108,027	1,458,134	2,160,530	754,000	138,657	6,039,348

Karen W. Katz	2008	875,000	—	791,488	—	145,369	113,324	1,925,181
Executive Vice
President and President and Chief Executive Officer Neiman Marcus Stores	2007	800,000	45,448	791,488	908,960	284,145	93,187	2,923,228

James E. Skinner	2008	625,000	—	395,744	—	54,653	52,381	1,127,778
Executive Vice
President and Chief Financial Officer	2007	575,000	25,228	395,744	504,563	100,983	36,038	1,637,556

Brendan L. Hoffman	2008	530,000	—	395,744	—	914	31,823	958,481
President and Chief
Executive Officer Neiman Marcus Direct	2007	500,000	15,650	395,744	313,000	51,838	26,958	1,303,190

James J. Gold	2008	490,000	—	395,744	253,546	—	196,001	1,335,291
President and Chief
Executive Officer Bergdorf Goodman	2007	460,000	21,793	395,744	435,850	158,000	476,144	1,947,531

Footnotes:

(1)	For fiscal year 2007, the amount shown represents discretionary bonuses awarded by the Compensation Committee. For fiscal year 2008, no such discretionary bonuses were made.

(2)

Shown is the expense recognized in our financial statements for fiscal year 2008 under SFAS 123(R) for all outstanding option awards held by each of the named executive officers. This amount is comprised of the portions of the fair values of options awarded in fiscal year 2005, which were allocated to services provided by the named executive officers in fiscal year 2008. The assumptions we used in calculating these amounts are incorporated herein by reference to Note 13 to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

(3)

The amounts reported in the Non-Equity Incentive Plan Compensation column reflect the actual amounts earned under the bonus plan described in the Compensation Discussion and Analysis section beginning on page 51.

(4)

The amounts in this column include the change in the actuarial value of the named executive officers’ benefits under our retirement and supplemental executive retirement plans from July 30, 2007 to August 2, 2008 as follows: $205,000 for Mr. Tansky; $134,000 for Ms. Katz; and $51,000 for Mr. Skinner. This “change in the actuarial value” is the difference between the fiscal year 2007 and fiscal year 2008 present value of the pension benefits accumulated as of year-end by the named executive officers, assuming that benefit is not paid until age 65. These amounts were computed using the same assumptions used for financial statement reporting purposes under FAS 87, Employers’ Accounting for Pensions as described in Note 13 to the audited consolidated financial statements on page F-32 of this Annual Report on Form 10-K.

Also shown in this column is the portion of annual earnings on the named executive officer’s principal balance under the KEDC plan (credited monthly with interest at an annual rate equal to the prime interest rate published in The Wall Street Journal on the last business day of the preceding calendar quarter plus two percentage points, which averaged approximately 7.5 percent during the year) that exceeds 120 percent of the applicable federal long-term interest rate as follows: $11,369 for Ms. Katz; $3,653 for Mr. Skinner; and $914 for Mr. Hoffman.

(5)

Includes all items listed in the following table entitled “All Other Compensation.” In the interest of transparency, the value of perquisites and other personal benefits is provided in this column and in the footnotes below even if the amount is less than the reporting threshold established by the SEC.

The table below sets forth all other compensation for each of the named executive officers.

All Other Compensation	Burton M. Tansky	Karen W. Katz	James E. Skinner	Brendan L. Hoffman	James J. Gold
	($)	($)	($)	($)	($)
401(k) plans contributions paid by us	$6,900	$6,900	$10,350	$10,350	$10,350
Deferred compensation plan match	—	48,868	27,145	6,898	—
Group term life insurance	15,867	2,326	3,075	926	1,185
Financial counseling/tax preparation	24,898	3,000	6,000	—	3,000
Long-term disability	3,180	3,180	1,468	1,468	1,468
Car allowance	12,000	—	—	—	—
Clothing allowance	—	25,000	—	—	—
Cost of living adjustment(1)	—	—	—	—	179,998
Gross ups:	—	—	—	—	—
New York non-resident taxes (2)	83,147	24,050	4,343	12,181	—
TOTALS	$145,992	$113,324	$52,381	$31,823	$196,001

Footnotes:

(1)	The amount listed for Mr. Gold represents an annualized cost of living adjustment due to his relocation from Texas to New York.
(2)	The amounts shown represent gross up payments made in connection with New York non-resident taxes.

FISCAL YEAR 2008 GRANTS OF PLAN BASED AWARDS

The following table sets forth certain information with respect to grants of plan-based awards during the year ended August 2, 2008 to each of our named executive officers.

		Estimated Possible Future Payouts Under
		Non-Equity Incentive Plan Awards(1)
Name	Grant Date	Threshold	Target	Maximum
		($)	($)	($)

Tansky, Burton M.	9-18-2007	750,000	1,500,000	3,000,000

Katz, Karen W.	9-18-2007	164,063	656,250	1,312,500

Skinner, James E.	9-18-2007	93,730	375,000	750,000

Hoffman, Brendan L.	9-18-2007	79,500	318,000	636,000

Gold, James J.	9-18-2007	73,500	294,000	588,000

Footnotes:

(1)

Non-equity incentive awards granted each of the named executive officers pursuant to the bonus plan. Payments under these awards have already been determined and will be made prior to October 15, 2008 and are included in the Non-Equity Incentive Plan Compensation column of the fiscal year 2008 Summary Compensation Table. For a detailed discussion of the annual incentive awards for fiscal year 2008, see Compensation Discussion and Analysis beginning on page 51.

The following table sets forth certain information regarding the total number and aggregate value of stock options held by each of our named executive officers at August 2, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

							Stock Awards
									Equity
									Incentive
									Plan Awards:	Equity Incentive
	Option Awards							Market	Number of	Plan Awards:
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Value of Shares or Units of Stock that have not Vested ($)	Unearned Shares, Units or Other Rights that have not Vested (#)	Market or Payout Value Of Unearned Shares, Units or Other Rights that have not Vested ($)
Burton M. Tansky	3,742	—		361.25		9-23-2010	—	—	—	—
	1,465	—		361.25		5-15-2011	—	—	—	—
	2,076	—		354.03		9-22-2011	—	—	—	—
	2,729	4,539	(1)	1,445.00		10-06-2015	—	—	—	—
	3,961	4,539	(2)	1,748.45	(2)	10-06-2015	—	—	—	—
Karen W. Katz	2,937	2,403	(3)	1,445.00		10-06-2015	—	—	—	—
	2,937	2,403	(4)	1,748.45	(4)	10-06-2015	—	—	—	—
James E. Skinner	1,468	1,201	(3)	1,445.00		10-06-2015	—	—	—	—
	1,468	1,201	(4)	1,748.45	(4)	10-06-2015	—	—	—	—
Brendan L. Hoffman	1,468	1,201	(3)	1,445.00		10-06-2015	—	—	—	—
	1,468	1,201	(4)	1,748.45	(4)	10-06-2015	—	—	—	—
James J. Gold	1,468	1,201	(3)	1,445.00		10-06-2015	—	—	—	—
	1,468	1,201	(4)	1,748.45	(4)	10-06-2015	—	—	—	—

Footnotes:

(1)

Nonqualified stock options granted November 29, 2005 vested with respect to 460 shares on the first anniversary date of October 6, 2005 and thereafter on the subsequent three anniversary dates of October 6, 2005 with respect to 2,269 shares.

(2)

Nonqualified stock options granted on November 29, 2005 vest in four equal annual installments on October 6, 2007, October 7, 2008, October 6, 2009, and October 6, 2010, subject to earlier vesting. The options were granted at the initial exercise price of $1,445.00 per share which will increase at a 10.00% compound rate on each anniversary of October 6, 2005 until the earlier to occur of (i) the exercise of the option, (ii) the fifth anniversary of October 6, 2005, or (iii) the occurrence of a change of control.  On October 6, 2008, the option price will increase to $1,923.30 per share.

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

(4)

Nonqualified stock options granted on November 29, 2005 which vests 20% on the first anniversary of October 6, 2005 and thereafter in forty-eight equal monthly installments over the forty-eight months following the first anniversary of October 6, 2005, beginning on the one-month anniversary of such first anniversary and becoming fully vested on October 6, 2010.  The options were granted at the initial exercise price of $1,445.00 per share which will increase at a 10.00% compound rate on each anniversary of October 6, 2005 until the earlier to occur of (i) the exercise of the option, (ii) the fifth anniversary of October 6, 2005, or (iii) the occurrence of a change of control, or in the event the equity investors sell a portion of their investment, with respect to a portion of the options bearing the same ratio as the portion of the equity investor’s equity sold.  On October 6, 2008, the option price will increase to $1,923.30 per share.

PENSION BENEFITS

The following table sets forth certain information with respect to retirement payments and benefits under the Retirement Plan and the SERP for each of our named executive officers.

Name	Plan Name	Number of Years Credited Service (#)(1)		Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
Burton M. Tansky	Retirement Plan	18		393,000	—
	SERP	30	(3)	7,147,000	—
Karen W. Katz	Retirement Plan	23		181,000	—
	SERP	23	(4)	1,318,000	—
James E. Skinner	Retirement Plan	7	(5)	87,000	—
	SERP	7	(5)	273,000	—
Brendan L. Hoffman	Retirement Plan	9	(5)	43,000	—
	SERP	9	(5)	64,000	—
James J. Gold	Retirement Plan	17	(5)	74,000	—
	SERP	17	(5)	203,000	—

Footnotes:

(1)

Computed as of August 2, 2008, which is the same pension measurement date used for financial statement reporting purposes with respect to our audited consolidated financial statements and notes thereto.

(2)

For purposes of calculating the amounts in this column, retirement age was assumed to be the normal retirement age of 65, as defined in the Retirement Plan.  A description of the valuation method and all material assumptions applied in quantifying the present value of accumulated benefit is set forth in Note 13 to the audited consolidated financial statements on page F-32 of this Annual Report on Form 10-K.

(3)

The difference in years of service is a result of the provision in Mr. Tansky’s employment agreement relating to the calculation of his years of service under the SERP.  Following his termination of employment with us, his years of service for purposes of calculating his benefit under the SERP will be determined by multiplying his actual service for purposes of the SERP by 2, subject to the 25-year maximum set forth in the SERP, and by then providing him with an additional credit for each year of service to the Company following his attainment of age sixty-five (65) (disregarding the 25-year maximum set forth in the SERP).  The value of Mr. Tansky’s actual years of service under the SERP is $3,975,000.  See the discussion of his employment agreement under “Employment and Other Compensation Agreements” on page 64 of this section.

(4)

Pursuant to the terms of Karen Katz’s employment agreement, after she has reached the 25-year maximum set forth in the SERP, she will be entitled to an additional one year of credit for each full year of service thereafter.  In addition, if her employment is terminated by us for any reason other than death, disability, cause, or for non-renewal of her employment term, or if she terminates her employment with us for good reason, and she has not yet reached 65, her SERP benefit will not be reduced solely by reason of her failure to reach 65 as of the termination date.

(5)	Effective December 31, 2007, benefit accruals for Messrs. Skinner, Hoffman, and Gold under the Retirement Plan and the SERP were frozen, as further described below.

The Retirement Plan is a funded, tax-qualified pension plan.  Prior to 2008, most non-union employees over age 21 who had completed one year of service with 1,000 or more hours were eligible to participate in the Retirement Plan, which paid benefits upon retirement or termination of employment.  Effective as of December 31, 2007, eligibility and benefit accruals under the Retirement Plan were frozen for all participants except for those “Rule of 65” employees who elected to continue participating in the Retirement Plan.  “Rule of 65” employees included only those active employees who had completed at least 10 years of service and whose combined years of service and age equaled at least 65 as of December 2007.  The Retirement Plan is a “career-accumulation” plan, under which a participant earns each year a retirement annuity equal to one percent of his or her compensation for the year up to the Social Security wage base and 1.5 percent of his or her compensation for the year in excess of such wage base.  Benefits under the Retirement Plan become fully vested after five years of service with us.

The SERP is an unfunded, nonqualified plan under which benefits are paid from our general assets to supplement Retirement Plan benefits and Social Security.  Prior to 2008, executive, administrative and professional employees (other than those employed as salespersons) with an annual base salary at least equal to a minimum established by the Company ($160,000 as of July 28, 2007) were eligible to participate.  Similar to the Retirement Plan, effective December 31, 2007, eligibility and benefit accruals under the SERP were frozen for all participants except for those “Rule of 65” employees who elected to continue participating in the Retirement Plan.  At normal retirement age (age 65), a participant with 25 or more years of service is entitled to payments under the SERP sufficient to bring his or her combined annual benefit from the Retirement Plan and SERP, computed as a straight life annuity, up to 50 percent of the participant’s highest consecutive 60 month average of annual pensionable earnings, less 60 percent of his or her estimated annual primary Social Security benefit.  If the participant has fewer than 25 years of service, the combined benefit is proportionately reduced.  Benefits under the SERP become fully vested after five years of service with us.  The SERP is designed to comply with the requirements of Section 409A of the Internal Revenue Code.

NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals / Distributions	Aggregate Balance at Last Fiscal Year- End
	($)	($)	($)	($)	($)

Burton M. Tansky	—	—	—	—	—

Karen W. Katz	278,841	48,868	47,234	—	735,576

James E. Skinner	69,078	47,534	14,185	—	239,864

Brendan L. Hoffman	16,470	19,421	3,769	—	72,455

James J. Gold	—	26,708	156	—	26,864

The amounts reported in the Nonqualified Deferred Compensation Table represent deferrals and Company matching contributions credited pursuant to the KEDC Plan and Company contributions credited pursuant to The Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan (referred to herein as the DC SERP).  The amounts reported as Executive Contributions in Last Fiscal Year are also included as Salary and Non-Equity Incentive Plan Compensation in the Summary Compensation Table on page 59.

The KEDC Plan allows eligible employees to elect to defer up to 15% of base pay and up to 15% of annual performance bonus each year.  Eligible employees generally are those employees who have completed one year of service with the Company, have annual base pay of at least $300,000 and are otherwise designated as eligible by the Company’s employee benefits committee; provided, however, that effective January 1, 2008, only those persons who were eligible for the KEDC as of January 1, 2007 are permitted to continue participating in the KEDC.  No new participants will be added.  The Company also credits a matching contribution each pay period equal to (A) the sum of (i) 100% of the sum of the employee’s KEDC Plan deferrals and the maximum ESP or RSP, as applicable, deferral that the employee could have made under such plan for such pay period, to the extent that such sum does not exceed 2% of the employee’s compensation for such pay period, and (ii) 25% of the sum of the employee’s KEDC Plan deferrals and the maximum ESP or RSP, as applicable, deferral that the employee could have made under such plan for such pay period, to the extent that such sum does not exceed the next 4% of the employee’s compensation for such pay period, minus (B) the maximum possible match the employee could have received under the ESP or RSP, as applicable, for such pay period.  Such amounts are credited to a bookkeeping account for the employee and are fully vested with respect to matching contributions made for calendar years prior to 2008.  Amounts attributable to matching contributions, plus interest thereon, for calendar years on and after 2008 are subject to forfeiture in the event the employee is terminated for cause.  Accounts are credited monthly with interest at an annual rate equal to the prime interest rate published in The Wall Street Journal on the last business day of the preceding calendar quarter plus two percentage points provided, however that beginning January 1, 2008, accounts are credited monthly with interest at an annual rate equal to the prime interest rate published in The Wall Street Journal on the last business day of the preceding calendar quarter.  Amounts credited to an employee’s account become payable to the employee upon separation from service, death, unforeseeable emergency, or change of control of the Company.  In the event of separation of service, payment is made in a lump sum in the calendar quarter following the calendar quarter in which the separation occurs although if the employee is eligible for retirement upon such separation, payment may be deferred until the following year or the nine subsequent years, and may be made in a lump sum or in installments over a period of up to ten years, depending upon the distribution form elected by the employee.  There is no separate funding for the amounts payable under the KEDC

Plan, rather the Company makes payment from its general assets.  The KEDC Plan is designed to comply with the requirements of Section 409A of the Internal Revenue Code.

Effective as of January 1, 2008, the DC SERP is an unfunded, nonqualified deferred compensation plan under which benefits are paid from our general assets to provide eligible employees with the opportunity to receive employer contributions on the portion of their eligible compensation that exceeds the compensation limit imposed by Internal Revenue Code Section 401(a)(17) (the “IRS Limit”).  The IRS Limit for 2008 is $230,000.  Eligible employees generally are those employees who have completed one year of service with the Company, who have annual base pay of at least 80% of the IRS Limit (or were eligible to participate in the SERP as of December 31, 2007 and ceased to be eligible to participate in the SERP as of January 1, 2008), and who are otherwise designated as eligible by the Company’s employee benefits committee.  The Company will make transitional and non-transitional credits to the accounts of eligible participants each pay period.  Transitional credits apply only to participants who were eligible to participate in the SERP as of December 31, 2007 but ceased participating in the SERP as of that date and became a participant in the DC SERP on January 1, 2008.  The amount of a transitional credit is the product of a participant’s eligible compensation in excess of the IRS Limit and an applicable percentage ranging from 0% to 6% depending upon the age of the participant.  Non-transitional credits apply to all eligible participants.  The amount of a non-transitional credit is the product of a participant’s eligible compensation in excess of the IRS Limit and 10.5%.  All transitional and non-transitional credits are credited to a bookkeeping account and vest upon the earlier of (i) an eligible employee’s attainment of five years of service, (ii) an eligible employee’s attainment of age 65, (iii) an eligible employee’s death, (iv) an eligible employee’s disability, or (v) a change of control (as defined in the DC SERP) while in the employ of the Company.  Notwithstanding the preceding, amounts credited to an account are subject to forfeiture in the event the employee is terminated for cause.  Accounts are credited monthly with interest at an annual rate equal to the prime interest rate published in The Wall Street Journal on the last business day of the preceding calendar quarter. Vested amounts credited to an employee’s account become payable in the form of five annual installments beginning upon the later of the employee’s separation from service and age 55, or such later age as the employee may elect. Upon the employee’s death or disability or upon a change of control of the Company, vested amounts credited to an employee’s account will be paid in a single lump sum.

Employment and Other Compensation Agreements

As discussed in “Compensation Discussion & Analysis,” The Neiman Marcus Group, Inc. has entered into employment agreements with Burton M. Tansky and Karen W. Katz.  In addition, each of the named executive officers, except for Mr. Tansky, is a party to a confidentiality, non-competition and termination benefits agreement, discussed below.

Employment Agreement with Mr. Tansky

The employment agreement with Mr. Tansky, as amended, has an employment term of five years until October 2010, subject to automatic one-year renewals of the term if neither party submits a notice of termination at least six months prior to the end of the then-current term, and provides for a base salary of not less than $1,300,000 per year.  Mr. Tansky’s agreement also provides that he will participate in the Company’s annual bonus plan.  Mr. Tansky’s agreement provides that if bonus levels for a fiscal year are met, the minimum bonus amount he will receive will be 50% of his base salary, if the target bonus goal for the fiscal year is met, he will receive 85% of his base salary, and if the maximum target goal is met, he will receive 170% of his base salary.  The actual amounts will be determined according to the terms of the annual bonus program and will be payable at the discretion of the Compensation Committee.

In addition to the foregoing, the agreement provides that upon the occurrence of the earlier of a change of control or an initial public offering, Mr. Tansky will be entitled to a cash bonus equal to $3,080,911, which represents his portion of the cash incentive pool pursuant to the Cash Incentive Plan (more fully described on page 66 of this section).  The agreement also provides that at the time of Mr. Tansky’s termination of employment with the Company, his years of service for purposes of calculating his benefit under the SERP shall be determined by multiplying his actual service for purposes of the SERP by 2, subject to the 25-year maximum set forth in the SERP, and by then providing him with an additional credit for each year of service by him to the Company following his attainment of age sixty-five (65) (disregarding the 25-year maximum set forth in the SERP).

If (1) we terminate Mr. Tansky’s employment without cause or if he resigns for good reason, or (2) Mr. Tansky resigns without good reason during the 30 day period following the six month anniversary of a future change of control (referred to herein as a change of control resignation), he will receive, subject to his execution of a mutual release and waiver of claims, a lump sum equal to (A) 85% of base salary multiplied by a fraction, the numerator of which is the number of days during the fiscal year up to the termination date and the denominator of which is 365, plus (B) if such termination is not a change of control resignation, an amount equal to three times the sum of (i) base salary and (ii) the target bonus in effect on the termination date, or (C) if such termination is a change of control resignation, an amount equal to two times the sum of (i) base salary and (ii) the target bonus in effect on the termination date; provided, however, that Mr. Tansky shall be required to repay this payment if he violates certain of the restrictive covenants or if he is found to have engaged in certain acts of wrongdoing, all as further described in the agreement.  In certain circumstances, Mr. Tansky will also be entitled to some or all of the benefits under the Cash Incentive Plan.

If Mr. Tansky’s employment terminates before the end of the term due to death or inability to perform (as defined in the employment agreement), we will pay him or his estate, as applicable, 85% of base salary multiplied by a fraction, the numerator of which is the number of days during the fiscal year up to the termination date and the denominator of which is 365.

Pursuant to the agreement, depending on the circumstances of the termination of Mr. Tansky’s employment, he may also be entitled to up to three years of continuing coverage under our group health, dental, and life insurance plans and certain retiree medical coverages.

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

Employment Agreement with Ms. Katz

The employment agreement with Ms. Katz provides that she will act as Chief Executive Officer and President of Neiman Marcus Stores, a division of The Neiman Marcus Group, Inc., until October 2010, subject to automatic one-year renewals of the term if neither party submits a notice of termination at least three months prior to the end of the then-current term.  Pursuant to the agreement, her base salary shall not be less than $760,000.  Ms. Katz’s agreement also provides that she will participate in the Company’s annual bonus plan.  The actual amounts will be determined according to the terms of the annual bonus program and will be payable at the discretion of the Compensation Committee.  However, Ms. Katz’s agreement provides that her target bonus may not be reduced below 65% of her base salary.  In addition, the agreement provides that during the term, Ms. Katz shall continue to accrue benefits under the SERP, provided that (i) the SERP shall not be amended or terminated in any way that adversely affects her, and (ii) after she has reached the 25-year maximum set forth in the SERP, she shall be entitled to an additional one year of credit for each full year of service thereafter.  In addition, if (i) during the term, her employment is terminated by the Company for any reason other than death, disability, or cause (as defined in the employment agreement), (ii) during the term, she terminates her employment for good reason (as defined in the employment agreement), or (iii) her employment terminates upon expiration of the term following the provision by the Company of a notice of non-renewal, and, in any such case, on the date of such termination she has not yet reached age 65, her SERP benefit shall not be reduced according to the terms of the SERP solely by reason of her failure to reach age 65 as of the termination date.

This agreement may be terminated by either party on three months’ notice, subject to severance obligations in the event of termination under certain circumstances (as described below).

If we terminate Ms. Katz’s employment without cause or if she resigns for good reason or following her receipt of a notice of non-renewal from the Company relating to the employment term, she will receive (i) an amount of annual incentive pay equal to a prorated portion of her target bonus amount for the year in which the employment termination date occurs, and (ii) a lump sum equal to two times the sum of her base salary and target bonus, at the level in effect as of the employment termination date; provided, however, that Ms. Katz shall be required to repay this payment if she violates certain restrictive covenants in her agreement or if she is found to have engaged in certain acts of wrongdoing, all as further described in the agreement.  Ms. Katz is also entitled to continuation of certain benefits for a two-year period following a termination of her employment for any reason as set forth more fully in her employment agreement.

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

Confidentiality, Non-Competition and Termination Benefits Agreements

Each of the named executive officers and certain other officers, except for Mr. Tansky, are party to a confidentiality, non-competition and termination benefits agreement that will provide for severance benefits if the employment of the affected individual is terminated by the Company other than in the event of death, disability or termination for cause.  These agreements provide for a severance payment equal to one and one-half annual base salary payable over an eighteen month period, and reimbursement for COBRA premiums for the same period.  Each confidentiality, non-competition and termination benefits agreement contains restrictive covenants as a condition to receipt of any payments payable thereunder.

Cash Incentive Plan

Following the consummation of the Acquisition, the Neiman Marcus, Inc. Cash Incentive Plan (referred to as the Cash Incentive Plan) was adopted to aid in the retention of certain key executives, including the named executive officers.  The Cash Incentive Plan provides for the creation of a $14 million cash bonus pool to be shared by the participants based on the number of stock options that were granted to each such participant pursuant to the Management Incentive Plan.  Each participant in the Cash Incentive Plan will be entitled to a cash bonus upon the earlier to occur of a change of control or an initial public offering, provided that the internal rate of return to certain of our investors is positive.  If the internal rate of return to certain of our investors is not positive, no amounts will be paid under the Cash Incentive pool.

Based on the foregoing, each of the named executive officers would be entitled to receive the following percentages of the remaining cash bonus pool on August 2, 2008, assuming there was a change in control or an initial public offering on that date, and the rate of return to the Sponsors was positive:

Name	Percentage
Burton M. Tansky	22.00%
Karen W. Katz	13.86%
James E. Skinner	6.93%
Brendan L. Hoffman	6.93%
James J. Gold	6.93%

All required federal, state, or local government tax will be withheld from all payments made to participants under the Cash Incentive Plan.  No payments have been made or are currently anticipated under the Cash Incentive Plan.

Potential Payments Upon Termination or Change-in-Control

The tables below show certain potential payments that would have been made to a named executive officer if the named executive officer’s employment had terminated on August 2, 2008 under various scenarios, including a change in control.  Because the payments to be made to a named executive officer depend on several factors, the actual amounts to be paid out upon a named executive officer’s termination of employment can only be determined at the time of an executive’s separation from the Company.

Burton M. Tansky

Executive Benefits and Payments Upon Separation	Retirement ($)(1)(7)	Termination due to death ($)(2)(7)	Termination due to disability ($)(3)(7)	Termination without cause or for good reason ($)(4)(7)	Change in Control ($)(5)(7)	Termination without cause following a change in control ($)(6)(7)

Compensation:
Severance	$—	$—	$—	$5,775,000	$—	$4,275,000
Bonus	—	1,275,000	1,275,000	3,825,000	—	2,550,000
Stock Options	—	6,316,858	6,316,858	5,763,051	6,316,858	6,316,858

Benefits & Perquisites:
Retirement Plans	3,172,000	—	—	—	—	—
Cash Incentive Plan Payment	—	—	—	—	3,080,911	—
Long-Term Disability	—	—	240,000	—	—	—
Health and Welfare Benefits	—	—	—	47,092	—	47,092
Life Insurance Benefits	—	1,000,000	—	—	—	—
Total	$3,172,000	$8,591,858	$7,831,858	$15,410,143	$9,397,769	$13,188,950

Footnotes:

(1)	Represents the SERP enhancement provided in Mr. Tansky’s employment agreement.

(2)

Represents the estimated present value of amounts payable to Mr. Tansky’s beneficiaries upon his death: A lump sum payment of Mr. Tansky’s target bonus; a lump sum basic life insurance benefits payment of $1,000,000 payable by the Company’s life insurance provider, and the intrinsic value of all unvested equity incentive awards, which will become vested upon Mr. Tansky’s death, disability, or change in control, calculated by taking the difference between the exercise price and $2,292.43, the price as of the end of the fiscal year, and a lump sum amount payable under the Cash Incentive Plan, more fully described on page 66 of this Section.

(3)

Represents the intrinsic value of all unvested equity incentive awards (calculated as in footnote (2) above), a lump sum payment of Mr. Tansky’s target bonus, and $20,000 per month payable for 12 months pursuant to the terms and conditions of the Company’s long-term disability plan provider.

(4)

Represents a lump sum payment of 85% percent of base salary in effect at the time of termination, three times base salary, three times target bonus, the intrinsic value of a prorated amount of the unvested equity incentive awards, which would become vested upon the termination of employment (calculated in the same manner as described in footnote 2 above). The amount included for health and welfare benefits represents a continuation of COBRA benefits for a period of three years. Calculations were based on COBRA rates currently in effect. See “Employment and Other Compensation Agreements” on page 64 of this section.

(5)

Represents the intrinsic value of all unvested equity incentive awards, which will become vested upon the change in control (calculated in the same manner as described in footnote (2) above), and a lump sum amount payable under the Cash Incentive Plan, more fully described on page 66 of this section.

(6)

Represents a lump sum payment of 85% of base salary in effect at the time of termination, two times base salary, two times target bonus, the intrinsic value of all unvested equity incentive awards, which would become vested upon the termination of employment (calculated in the same manner as described in footnote (2) above). The amount included for health and welfare benefits represents a continuation of COBRA benefits for a period of three years. Calculations were based on COBRA rates currently in effect.

(7)

In addition, Mr. Tansky may become entitled to receive a portion (ranging from, as of August 2, 2008, 25% to 100%, depending on the reason for the separation from service) of the Cash Incentive Plan Payment indicated under the column entitled “Change in Control” if his employment is terminated for any reason other than Cause, and, subsequent to such termination, a change in control or an initial public offering meeting certain conditions occurs.

Karen W. Katz

			Termination
			without cause
	Termination	Termination	or
	due to	due to	for good	Change in
Executive Benefits	death	Disability	reason	Control
and Payments Upon Separation	($)(1)	($)(2)	($)(3)	($)(4)

Compensation:
Severance	$—	$—	$1,750,000	$—
Bonus	656,250	656,250	1,312,500	—
Stock Options	—	—	—	—

Benefits & Perquisites:
Retirement Plans	—	—	—	—
Deferred Compensation Plan	735,576	735,576	735,576	735,576
Cash Incentive Plan Payment	—	—	—	1,940,994
Long-Term Disability	—	240,000	—	—
Health and Welfare Benefits	—	—	31,374	—
Life Insurance Benefits	1,000,000	—	—	—
Total	$2,391,826	$1,631,826	$3,829,450	$2,676,570

Footnotes:

(1)	Represents Ms. Katz’ target bonus and a lump sum basic life insurance benefit payment of $1,000,000 payable by the Company’s life insurance provider to Ms. Katz’ beneficiaries upon her death.

(2)	Represents Ms. Katz’ target bonus and long-term disability payments of $20,000 per month for twelve months payable from the Company’s long-term disability insurance provider.

(3)

Represents a lump sum payment of two times base salary and two times target bonus. The amount included for health and welfare benefits represents a continuation of COBRA benefits for a period of two years. Calculations were based on COBRA rates currently in effect. See “Employment and Other Compensation Agreements” on page 64 of this section.

(4)	Represents a lump sum amount payable under the Cash Incentive Plan, more fully described on page 66 of this section.

Executive Benefits and Payments Upon Separation	Termination due to death ($)(1)(5)	Termination due to disability ($)(2)(5)	Termination without cause or for good reason ($)(3)	Change in Control ($)(4)(5)
JAMES E. SKINNER
Compensation:
Severance	$—	$—	$937,500	$—

Benefits & Perquisites:
Retirement Plans	20,484	20,484	—	20,484
Deferred Compensation Plan	219,380	219,380	219,380	219,380
Cash Incentive Plan Payment	—	—	—	970,497
Long-Term Disability	—	240,000	—	—
Health and Welfare Benefits	—	—	25,431	—
Life Insurance Benefits	—	—	—	—
Total James E. Skinner	$239,864	$479,864	$1,182,311	$1,210,361

BRENDAN L. HOFFMAN
Compensation:
Severance	$—	$—	$795,000	$—

Benefits & Perquisites:
Retirement Plans	12,565	12,565	—	12,565
Deferred Compensation Plan	59,890	59,890	59,890	59,890
Cash Incentive Plan Payment	—	—	—	970,497
Long-Term Disability	—	240,000	—	—
Health and Welfare Benefits	—	—	33,271	—
Life Insurance Benefits	—	—	—	—
Total Brendan L. Hoffman	$72,455	$312,455	$888,161	$1,042,952

JAMES J. GOLD
Compensation:
Severance	$—	$—	$735,000	$—

Benefits & Perquisites:
Retirement Plans	26,864	26,864	—	26,864
Cash Incentive Plan Payment	—	—	—	970,497
Long-Term Disability	—	240,000	—	—
Health and Welfare Benefits	—	—	33,271	—
Life Insurance Benefits	—	—	—	—
Total James J. Gold	$26,864	$266,864	$768,271	$997,361

Footnotes:

(1)	Represents a lump sum payout under the deferred compensation plans. See “Nonqualified Deferred Compensation” on page 63 of this section.

(2)	Represents long-term disability payments of $20,000 per month for twelve months payable from the Company’s long-term disability insurance provider.

(3)

Represents a lump sum payment of one and one-half times base salary for each of Messrs. Skinner, Hoffman, and Gold. The amount included for health and welfare benefits represents a continuation of COBRA benefits for a period of eighteen months. Calculations were based on COBRA rates currently in effect. See “Employment and Other Compensation Agreements” on page 64 of this section.

(4)	Represents a lump sum payment of $970,497 payable to each of Messrs. Skinner, Hoffman, and Gold under the Cash Incentive Plan, more fully described on page 66 of this section.

(5)

Represents the lump sum balance of the amount held by each of Messrs. Skinner, Hoffman, and Gold in The Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan, more fully described on page 63 of this section.

DIRECTOR COMPENSATION

None of our directors receive compensation for their service as a member of our board.  They are reimbursed for any expenses incurred as a result of their service.  As an employee director, Mr. Tansky receives no compensation for his service as a board member.  We offer to each of our directors a discount at our stores at the same rate that is available to our employees.

In connection with the Acquisition, affiliates of the Sponsors receive an annual management fee equal to the lesser of (i) 0.25% of consolidated annual revenue, and (ii) $10 million for consulting and management advisory services they provide to us.  See discussion on “Management Services Agreement” on page 74 of this section.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding equity compensation plans approved by shareholders and equity compensation plans not approved by shareholders as of August 2, 2008.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	83,147	(1)	$1,553	4,268

Equity compensation plans not approved by security holders	0		0	0

Total	83,147		$1,553	4,268

(1)                          This number represents options issuable under the Management Incentive Plan that was approved by a majority of the shares of common stock of Neiman Marcus, Inc. on November 29, 2005.  The Plan became effective on November 29, 2005 and will expire on November 29, 2015.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of August 2, 2008, the beneficial ownership of common stock by each of our directors, each named executive officer listed in the Summary Compensation Table appearing on page 59 of this Form 10-K, and all our directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Stock)	Options Currently Exercisable or Exercisable within 60 days	Total Stock and Stock Based Holdings	Percent of Class (1)

Newton Holding, LLC	1,000,000	—	1,000,000	98.72%
301 Commerce Street
Suite 3300
Fort Worth, Texas 76102

Affiliates of TPG Capital, L.P.(2)	1,000,000	—	1,000,000	98.72%
301 Commerce Street
Suite 3300
Fort Worth, Texas 76102

Affiliates of Warburg Pincus, LLC(3)	1,000,000	—	1,000,000	98.72%
466 Lexington Avenue
New York, NY 10017

David A. Barr(4)	1,000,000	—	1,000,000	98.72%
466 Lexington Avenue
New York, NY 10017

James Coulter(5)	1,000,000	—	1,000,000	98.72%
345 California Street, Suite 3300
San Francisco, CA 94104

Sidney Lapidus(4)	1,000,000	—	1,000,000	98.72%
466 Lexington Avenue
New York, NY 10017

Kewsong Lee(4)	1,000,000	—	1,000,000	98.72%
466 Lexington Avenue
New York, NY 10017

Burton M. Tansky	0	18,514	18,514	1.79%
1618 Main Street
Dallas, TX 75201

Karen W. Katz	3,083	6,587	9,670	*
1618 Main Street
Dallas, TX 75201

James E. Skinner	2,107	3,294	5,401	*
1618 Main Street
Dallas, TX 75201

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Stock)	Options Currently Exercisable or Exercisable within 60 days	Total Stock and Stock Based Holdings	Percent of Class (1)

Brendan L. Hoffman	1,449	3,294	4,743	*
1618 Main Street
Dallas, TX 75201

James J. Gold	902	3,294	4,196	*
754 Fifth Avenue
New York, NY 10019

Jonathan Coslet(5)	—	—	—	*
345 California Street
Suite 3300
San Francisco, CA 94104

John G. Danhakl	—	—	—	*
11111 Santa Monica Boulevard
Suite 2000
Los Angeles, CA 90025

Carrie Wheeler(5)	—	—	—	*
345 California Street
Suite 3300
San Francisco, CA 94104

All current executive officers and	1,008,931	39,561	1,048,492	99.61%
directors as a group
(16 persons)

*  Represents less than 1% of the class.

Footnotes:

(1)

Percentage of class beneficially owned is based on 1,012,919 common shares outstanding as of September 19, 2008, together with the applicable options to purchase common shares for each shareholder exercisable on September 19, 2008 or within 60 days thereafter. Shares issuable upon the exercise of options currently exercisable or exercisable 60 days after September 19, 2008 are deemed outstanding for computing the percentage ownership of the person holding the options, but are not deemed outstanding for computing the percentage of any other person. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of such securities as to which such person has voting or investment power.

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

(4)

Messrs. Barr and Lee, as partners of WP and managing directors and members of WP LLC, may be deemed to beneficially own all of the shares of common stock beneficially owned by the Warburg Pincus entities. Messrs. Barr and Lee disclaim any beneficial ownership of these shares of common stock.

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

Transactions between us or one or more of our subsidiaries and one or more related persons may present risks or conflicts of interest or the appearance of conflicts of interest.  Our Code of Ethics requires all employees, officers and directors, without exception, to avoid engagement in activities or relationships that conflict, or would be perceived to conflict, with our interests or adversely affect our reputation.  However, certain relationships or transactions may arise that would be deemed acceptable and appropriate following review and approval to ensure there is a legitimate business reason for the transaction and that the terms of the transaction are no less favorable to us than could be obtained from an unrelated person.  In accordance with our policy, the procedure requires:

—                That all related party transactions and all material terms of the transactions must be communicated to the Audit Committee, including but not limited to, the approximate dollar value of the amount involved in the transaction, and all the material facts as to the related person’s direct or indirect interest in, or relationship to, the related person transaction.

—                That each related person transaction, and any material amendment or modification to any related person transaction, be reviewed and approved or ratified by the Audit Committee.

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

Related Person Transactions

Newton Holding, LLC Limited Liability Company Operating Agreement

The investment funds associated with or designated by a Sponsor (Sponsor Funds) and certain investors who agreed to co-invest with the Sponsor Funds or through a vehicle jointly controlled by the Sponsors to provide equity financing for the Acquisition (Co-Investors), entered into a limited liability company operating agreement in respect of our parent company, Newton Holding, LLC (the “LLC Agreement”).  The LLC Agreement contains agreements among the parties with respect to the election of our directors and the directors of our parent companies, restrictions on the issuance or transfer of interests in us, including tag-along rights and drag-along rights, and other corporate governance provisions (including the right to approve various corporate actions).

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

For purposes of any board action, each director nominated by TPG Capital, L.P. or Warburg Pincus has three votes and each of the other directors (including any jointly nominated directors and the directors nominated by investment funds that are affiliates of Credit Suisse Securities (USA) LLC and Leonard Green Partners) has one vote.  Certain major decisions of the board of directors of Newton Holding, LLC require the approval of each of TPG Capital, L.P. and Warburg Pincus and certain other decisions of the board of directors of Newton Holding, LLC require the approval of a specified number of directors designated by each of TPG Capital, L.P. and Warburg Pincus, in each case subject to the requirement that their respective ownership percentage in Newton Holding, LLC remains above a specified percentage of their initial ownership percentage.

Registration Rights Agreement

The Sponsor Funds and the Co-Investors entered into a registration rights agreement with us upon completion of the Acquisition.  Pursuant to this agreement, the Sponsor Funds can cause us to register their interests in NMG under the Securities Act and to maintain a shelf registration statement effective with respect to such interests.  The Sponsor Funds and the Co-Investors are also entitled to participate on a pro rata basis in any registration of our equity interests under the Securities Act that we may undertake.

Management Services Agreement

In connection with the Acquisition, we entered into a management services agreement with affiliates of the Sponsors pursuant to which affiliates of one of the Sponsors received on the closing date of the Acquisition a transaction fee of $25 million in cash in connection with the Acquisition.  Affiliates of the other Sponsor waived any cash transaction fee in connection with the Acquisition.  In addition, pursuant to such agreement, and in exchange for consulting and management advisory services that will be provided to us by the Sponsors and their affiliates, affiliates of the Sponsors will receive an aggregate annual management fee equal to the lesser of (i) 0.25% of consolidated annual revenue and (ii) $10 million.  Also, affiliates of the Sponsors are entitled to receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with the provision of services pursuant to the agreement.  The management services agreement also provides that affiliates of the Sponsors may receive fees in connection with certain subsequent financing and acquisition or disposition transactions.  The management services agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

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

Management Stockholders’ Agreement

Subject to the Management Stockholders’ Agreement, certain members of management, including Burton M. Tansky, Karen W. Katz, James E. Skinner, Brendan L. Hoffman, and James J. Gold, along with 22 other members of management, elected to invest in the Company by contributing cash or equity interests in NMG, or a combination of both, to the Company prior to the merger and receiving equity interests in the Company in exchange therefor immediately after completion of the merger pursuant to rollover agreements with NMG and the Company entered into prior to the effectiveness of the merger.  The aggregate amount of this investment was approximately $25.6 million.  The Management Stockholders’ Agreement creates certain rights and restrictions on these equity interests, including transfer restrictions and tag-along, drag-along, put, call, and registration rights in certain circumstances.

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

Audit Fees.  The aggregate fees billed for the audits of the Company’s annual financial statements for the fiscal years ended August 2, 2008 and July 28, 2007 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q were $1,535,000 and $1,718,000, respectively.

Audit-Related Fees.  The aggregate fees billed for audit-related services for the fiscal years ended August 2, 2008 and July 28, 2007 were $96,000 and $160,000, respectively. These fees related to accounting research and consultation and attestation services for certain subsidiary companies for the fiscal years ended August 2, 2008 and July 28, 2007.

Tax Fees.  The aggregate fees billed for tax services for the fiscal years ended August 2, 2008 and July 28, 2007 were $192,000 and $344,000, respectively. These fees are related to tax compliance and planning.

The Audit Committee has considered and concluded that the provision of permissible non-audit services is compatible with maintaining our independent registered public accounting firm’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report.

1.                                     Financial Statements

The list of financial statements required by this item is set forth in Item 8.

2.                                     Index to Financial Statement Schedules

Page Number
Reports of Independent Registered Public Accounting Firms	F-3
Schedule II—Valuation and Qualifying Accounts and Reserves	82

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

10.2*

First Amendment to Employment Agreement by and between The Neiman Marcus Group, Inc., a Delaware corporation, Neiman Marcus, Inc., a Delaware corporation, and Burton M. Tansky effective December 21, 2007 incorporated herein by reference to the Neiman Marcus, Inc. Current Report on Form 8-K dated December 21, 2007.

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

10.27*	Neiman Marcus, Inc. Cash Incentive Plan amended as of January 21, 2008, incorporated herein by reference to the Neiman Marcus, Inc. Quarterly Report on Form 10-Q for the quarter ended April 26, 2008.

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

10.29*

The Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan, as amended and restated effective January 1, 2008, incorporated herein by reference to the Neiman Marcus, Inc. Quarterly Report on Form 10-Q for the quarter ended April 26, 2008.

10.30

Amendment No. 3 dated as of October 12, 2006 to the Credit Agreement dated as of October 6, 2005, among The Neiman Marcus Group, Inc., Neiman Marcus, Inc., each subsidiary of The Neiman Marcus Group, Inc. from time to time party thereto, the lenders thereunder, and Credit Suisse, as administrative agent and collateral agent for the lenders, incorporated herein by reference to Neiman Marcus, Inc.’s Current Report on Form 8-K dated October 17, 2006.

10.31

Amendment No. 4 dated as of February 8, 2007 to the Credit Agreement dated as of October 6, 2005, among The Neiman Marcus Group, Inc., Neiman Marcus, Inc., each subsidiary of The Neiman Marcus Group, Inc. from time to time party thereto, the lenders thereunder, and Credit Suisse, as administrative agent and collateral agent for the lenders incorporated herein by reference to Neiman Marcus, Inc.’s Current Report on Form 8-K dated February 14, 2007.

10.32*	The Neiman Marcus Group, Inc. Supplemental Executive Retirement Plan as amended through December 31, 2007. (1)

10.33*	The Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2008. (1)

12.1	Computation of Ratio of Earnings to Fixed Charges. (1)

14.1	The Neiman Marcus Group, Inc. Code of Ethics and Conduct, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

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

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under our supervision and with the participation of other key members of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of August 2, 2008. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an unqualified attestation report on the effectiveness of our internal controls over financial reporting as of August 2, 2008.

BURTON M. TANSKY

President and Chief Executive Officer

JAMES E. SKINNER

Executive Vice President and Chief Financial Officer

T. DALE STAPLETON

Vice President and Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Neiman Marcus, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Neiman Marcus, Inc. and subsidiaries as of August 2, 2008 and July 28, 2007, and the related consolidated statements of earnings, cash flows, and shareholders’ equity for each of the two years in the period ended August 2, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neiman Marcus, Inc. and subsidiaries at August 2, 2008 and July 28, 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended August 2, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 12 to the consolidated financial statements, in fiscal year 2008 the company changed its method of accounting for income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Neiman Marcus, Inc.’s internal control over financial reporting as of August 2, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 22, 2008 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Dallas, Texas

September 22, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Neiman Marcus, Inc.

Dallas, Texas

We have audited Neiman Marcus, Inc.’s internal control over financial reporting as of August 2, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Neiman Marcus, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Neiman Marcus, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 2, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Neiman Marcus, Inc. and subsidiaries as of August 2, 2008 and July 28, 2007, and the related consolidated statements of earnings, cash flows, and shareholders’ equity for each of the two years in the period ended August 2, 2008 of Neiman Marcus, Inc. and our report dated September 22, 2008 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Dallas, Texas

September 22, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Neiman Marcus, Inc.

Dallas, Texas

We have audited the accompanying consolidated statements of earnings, cash flow and shareholders’ equity of Neiman Marcus, Inc. and subsidiaries (the Company) for the forty-three weeks ended July 29, 2006 (Successor Company), and for the nine weeks ended October 1, 2005 (Predecessor Company). Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule, are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Company for the forty-three weeks ended July 29, 2006 (Successor Company) and for the nine weeks ended October 1, 2005 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3, the consolidated financial statements and financial statement schedule have been retrospectively adjusted for discontinued operations.

/S/ DELOITTE & TOUCHE LLP

Dallas, Texas

September 25, 2006 (September 24, 2007 as to Note 3)

NEIMAN MARCUS, INC.

CONSOLIDATED BALANCE SHEETS

	(Successor)	(Successor)
(in thousands, except shares)	August 2, 2008	July 28, 2007

ASSETS
Current assets:
Cash and cash equivalents	$239,180	$141,207
Merchandise inventories	978,044	918,269
Deferred income taxes	32,659	39,728
Other current assets	139,877	115,765
Total current assets	1,389,760	1,214,969
Property and equipment, net	1,075,294	1,043,711
Customer lists, net	422,931	477,245
Favorable lease commitments, net	429,441	447,319
Tradenames	1,579,054	1,610,315
Goodwill	1,611,191	1,605,140
Other assets	75,249	102,300
Total assets	$6,582,920	$6,500,999
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$371,741	$361,299
Accrued liabilities	359,399	403,162
Other current liabilities	1,695	3,426
Total current liabilities	732,835	767,887
Long-term liabilities:
Long-term debt	2,946,102	2,945,906
Deferred real estate credits, net	84,019	54,068
Deferred income taxes	929,970	1,002,982
Other long-term liabilities	213,475	172,144
Total long-term liabilities	4,173,566	4,175,100

Common stock (par value $0.01 per share, 5,000,000 shares authorized and 1,012,919 shares issued and outstanding at August 2, 2008 and July 28, 2007)	10	10
Additional paid-in capital	1,418,473	1,412,386
Accumulated other comprehensive (loss) income	(9,164)	21,229
Retained earnings	267,200	124,387
Total shareholders’ equity	1,676,519	1,558,012
Total liabilities and shareholders’ equity	$6,582,920	$6,500,999

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	(Successor)			(Predecessor)
(in thousands)	Fiscal year ended August 2, 2008	Fiscal year ended July 28, 2007	Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005

Revenues	$4,600,536	$4,390,076	$3,397,738	$632,372
Cost of goods sold including buying and occupancy costs (excluding depreciation)	2,934,968	2,753,814	2,219,438	371,542
Selling, general and administrative expenses (excluding depreciation)	1,045,447	1,015,140	802,355	155,632
Income from credit card program	(65,727)	(65,723)	(49,353)	(7,818)
Depreciation expense	148,411	136,468	106,950	19,209
Amortization of customer lists	54,314	54,387	44,857	—
Amortization of favorable lease commitments	17,878	17,878	14,783	—
Other (income) expense, net	(1,189)	1,309	—	23,544
Operating earnings	466,434	476,803	258,708	70,263
Interest expense (income), net	239,805	259,805	217,665	(910)
Earnings from continuing operations before income taxes	226,629	216,998	41,043	71,173
Income taxes	83,816	82,295	14,595	26,226
Earnings from continuing operations	142,813	134,703	26,448	44,947
Loss from discontinued operations, net of taxes	—	(22,771)	(13,993)	(793)
Net earnings	$142,813	$111,932	$12,455	$44,154

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Successor)			(Predecessor)
(in thousands)	Fiscal year ended August 2, 2008	Fiscal year ended July 28, 2007	Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005

CASH FLOWS—OPERATING ACTIVITIES
Net earnings	$142,813	$111,932	$12,455	$44,154
Loss from discontinued operations	—	22,771	13,993	793
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	234,820	222,874	178,318	19,305
Deferred income taxes	(44,627)	(60,522)	(65,620)	(7,318)
Impairment of Horchow tradename	31,261	11,473	—	—
Gain on curtailment of defined benefit retirement obligations	(32,450)	—	—	—
Non-cash charges related to step-up in carrying value of inventory	—	—	38,067	—
Other—primarily costs related to defined benefit pension and other long-term benefit plans	21,997	20,531	19,030	15,744
	353,814	329,059	196,243	72,678
Changes in operating assets and liabilities:
Merchandise inventories	(59,775)	(124,648)	107,829	(172,924)
Other current assets	(24,112)	(45,392)	2,117	(881)
Other assets	3,118	(3,333)	5,627	(2,274)
Accounts payable and accrued liabilities	(6,414)	86,256	61,163	122,608
Deferred real estate credits	33,694	27,885	25,068	4,326
Funding of defined benefit pension plan	(15,000)	—	—	—
Payment of deferred compensation and stock-based awards	—	—	(12,901)	—
Net cash provided by operating activities – continuing operations	285,325	269,827	385,146	23,533
Net cash used for operating activities – discontinued operations	—	(10,918)	(4,381)	(4,098)
Net cash provided by operating activities	285,325	258,909	380,765	19,435
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	(183,452)	(147,877)	(138,212)	(25,575)
Purchases of short-term investments	(10,000)	—	—	—
Sales of short-term investments	10,000	—	—	—
Payment to minority interest holder in Kate Spade LLC	—	(59,400)	—	—
Net proceeds from sale of Kate Spade LLC	—	121,469	—	—
Acquisition of The Neiman Marcus Group, Inc.	—	—	(5,156,423)	—
Proceeds from sale of Gurwitch Products, L.L.C.	—	—	40,752	—
Net cash used for investing activities – continuing operations	(183,452)	(85,808)	(5,253,883)	(25,575)
Net cash used for investing activities – discontinued operations	—	(128)	(5,919)	(736)
Net cash used for investing activities	(183,452)	(85,936)	(5,259,802)	(26,311)

NEIMAN MARCUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Successor)			(Predecessor)
(in thousands)	Fiscal year ended August 2, 2008	Fiscal year ended July 28, 2007	Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	(3,900)	(4,918)	(1,078)	—
Borrowings under asset-based revolving credit facility	—	—	150,000	—
Repayment of borrowings under asset-based revolving credit facility	—	—	(150,000)	—
Borrowings under senior term loan facility	—	—	1,975,000	—
Repayment of borrowings under senior term loan facility	—	(250,000)	(100,000)	—
Borrowings under senior notes and subordinated debt	—	—	1,200,000	—
Repayment of senior notes due 2008	—	—	(134,734)	—
Debt issuance costs paid	—	(1,449)	(102,854)	—
Cash equity contributions	—	—	1,427,739	—
Cash dividends paid	—	—	—	(7,346)
Proceeds from purchase of common stock, exercises of stock options and restricted stock grants	—	1,148	—	—
Net cash (used for) provided by financing activities – continuing operations	(3,900)	(255,219)	4,264,073	(7,346)
Net cash (used for) provided by financing activities – discontinued operations	—	(1,675)	(4,168)	5,000
Net cash (used for) provided by financing activities	(3,900)	(256,894)	4,259,905	(2,346)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the year	97,973	(83,921)	(619,132)	(9,222)
Beginning balance	141,207	225,128	844,260	853,482
Ending balance	239,180	141,207	225,128	844,260
Less cash and cash equivalents of discontinued operations	—	—	1,388	1,056
Ending balance - continuing operations	$239,180	$141,207	$223,740	$843,204

Supplemental Schedule of Cash Flow Information:
Cash paid during the year for:
Interest	$233,055	$259,709	$181,022	$134
Income taxes	$145,811	$155,568	$22,815	$10,693
Noncash activities:
Equity contribution from Holding	$—	$—	$25,000	$—
Equity contribution from management shareholders	$—	$—	$17,891	$—
Reduction in equity for deemed dividend to management shareholders	$—	$—	$69,200	$—
Additions to property and equipment	$—	$1,733	$15,085	$—
Adjustments to goodwill related to pre-acquisition tax contingencies	$6,051	$—	$—	$—

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common			Accumulated
	stocks		Additional	other			Total
(in thousands)	Class A	Class B	paid-in capital	comprehensive income (loss)	Retained earnings	Treasury stock	shareholders’ equity
Predecessor:
BALANCE AT JULY 30, 2005	298	199	$520,414	$(47,030)	$1,125,726	$(25,661)	$1,573,946
Stock based compensation expense	—	—	19,032	—	—	—	19,032
Other equity transactions	—	—	637	—	—	—	637
Comprehensive income:
Net earnings	—	—	—	—	44,154	—	44,154
Adjustments for fluctuations in fair market value of financial instruments, net of tax ($593)	—	—	—	(950)	—	—	(950)
Reclassification to earnings, net of tax of $706	—	—	—	1,114	—	—	1,114
Other	—	—	—	246	—	—	246
Total comprehensive income							44,564
BALANCE AT OCTOBER 1, 2005	298	199	$540,083	$(46,620)	$1,169,880	$(25,661)	$1,638,179

(in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity
Successor:
Equity contributions	$10	$1,470,622	$—	$—	$1,470,632
Carryover basis adjustment	—	(69,200)	—	—	(69,200)
Stock based compensation expense	—	3,951	—	—	3,951
Comprehensive income:
Net earnings	—	—	—	12,455	12,455
Adjustments for fluctuations in fair market value of financial instruments, net of tax of $6,696	—	—	10,276	—	10,276
Reclassification to earnings, net of tax of ($186)	—	—	(286)	—	(286)
Other	—	—	(161)	—	(161)
Total comprehensive income					22,284
BALANCE AT JULY 29, 2006	10	1,405,373	9,829	12,455	1,427,667
Stock based compensation expense	—	5,859	—	—	5,859
Other equity transactions	—	1,154	—	—	1,154
Adjustment for unfunded benefit obligations (upon initial adoption of new accounting principle), net of income tax effect of $11,289	—	—	17,365	—	17,365
Comprehensive income:
Net earnings	—	—	—	111,932	111,932
Adjustments for fluctuations in fair market value of financial instruments, net of tax of ($1,758)	—	—	(2,678)	—	(2,678)
Reclassification to earnings, net of tax of ($2,327)	—	—	(3,579)	—	(3,579)
Other	—	—	292	—	292
Total comprehensive income					105,967
BALANCE AT JULY 28, 2007	10	1,412,386	21,229	124,387	1,558,012
Stock based compensation expense	—	6,087	—	—	6,087
Comprehensive income:
Net earnings	—	—	—	142,813	142,813
Adjustments for fluctuations in fair market value of financial instruments, net of tax of ($16,355)	—	—	(25,159)	—	(25,159)
Reclassification to earnings, net of tax of ($214)	—	—	(329)	—	(329)
Change in unfunded benefit obligations, net of tax of ($3,239)	—	—	(5,063)	—	(5,063)
Other	—	—	158	—	158
Total comprehensive income					112,420
BALANCE AT AUGUST 2, 2008	$10	$1,418,473	$(9,164)	$267,200	$1,676,519

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

On April 22, 2005, Neiman Marcus, Inc., formerly Newton Acquisition, Inc. (the Company), and its wholly-owned subsidiary, Newton Acquisition Merger Sub, Inc. (Merger Sub), were formed and incorporated in the state of Delaware. The Company is a subsidiary of Newton Holding, LLC (Holding).  Holding, the Company and Merger Sub were formed by investment funds affiliated with TPG Capital (formerly Texas Pacific Group) and Warburg Pincus LLC (collectively, the Sponsors) for the purpose of acquiring The Neiman Marcus Group, Inc. (NMG). The equity subscriptions were subsequently funded by the Sponsors.

The acquisition of NMG was completed on October 6, 2005 through the merger of Merger Sub with and into NMG, with NMG being the surviving entity (the Acquisition). Subsequent to the Acquisition, NMG is a subsidiary of the Company, which is controlled by Holding. The Acquisition was recorded as of October 1, 2005, the beginning of our October accounting period.  All references to “we” and “our” relate to the Company for periods subsequent to the Acquisition and to NMG for periods prior to the Acquisition.

Prior to the Acquisition, the Company had no independent assets or operations.  After the Acquisition, the Company represents the Successor to NMG since the Company’s sole asset is its investment in NMG and its operations consist solely of the operating activities of NMG as well as costs incurred by the Company related to its investment in NMG.  For periods prior to the Acquisition, NMG is deemed to be the predecessor to the Company.  As a result, for periods prior to the Acquisition, the financial statements of the Company consist of the financial statements of NMG for such periods. The accompanying consolidated statements of earnings and cash flows present our results of operations and cash flows for the periods preceding the Acquisition (Predecessor) and the periods succeeding the Acquisition (Successor), respectively.

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar which resulted in an extra week in fiscal year 2008 (the 53rd week). All references to fiscal year 2008 relate to the 53 weeks ended August 2, 2008; all references to fiscal year 2007 relate to the 52 weeks ended July 28, 2007 and all references to fiscal year 2006 relate to the combined period comprised of forty-three weeks ended July 29, 2006 (Successor) and the nine weeks ended October 1, 2005 (Predecessor).

The accompanying consolidated financial statements include the amounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents.  Cash and cash equivalents primarily consist of cash on hand in the stores, deposits with banks and overnight investments with banks and financial institutions. Cash equivalents are stated at cost, which approximates fair value. Our cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable includes $55.3 million of outstanding checks not yet presented for payment at August 2, 2008 and $55.7 million at July 28, 2007.

Merchandise Inventories and Cost Of Goods Sold.  We utilize the retail method of accounting. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio, for various groupings of similar items, to the retail value of inventories. The cost of the inventory reflected on the consolidated balance sheets is decreased by charges to cost of goods sold at the time the retail value of the inventory is lowered through the use of markdowns. Earnings are negatively impacted when merchandise is marked down. As we adjust the retail value of our inventories through the use of markdowns to reflect market conditions, our merchandise inventories are stated at the lower of cost or market.

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

The areas requiring significant management judgment related to the valuation of our inventories include 1) setting the original retail value for the merchandise held for sale, 2) recognizing merchandise for which the customer’s perception of value has declined and appropriately marking the retail value of the merchandise down to the perceived value and 3) estimating the shrinkage that has occurred between physical inventory counts. These judgments and estimates, coupled with the averaging processes within the retail method can, under certain circumstances, produce varying financial results. Factors that can lead to different financial results include 1) determination of original retail values for merchandise held for sale, 2) identification of declines in perceived value of inventories and processing the appropriate retail value markdowns and 3) overly optimistic or conservative estimates of shrinkage. We believe appropriate merchandise valuation and pricing controls minimize the risk that our inventory values could be materially misstated.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise. These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold. The amounts of vendor allowances we received did not have a significant impact on the year-over-year change in gross margin during fiscal years 2008, 2007 or 2006. We received vendor allowances of $109.6 million, or 2.4% of revenues, in fiscal year 2008, $96.1 million, or 2.2% of revenues, in fiscal year 2007 and $94.5 million, or 2.3% of revenues, in fiscal year 2006 (including $2.4 million for the Predecessor prior to the Acquisition).

We obtain certain merchandise, primarily precious jewelry, on a consignment basis in order to expand our product assortment. Consignment merchandise with a cost basis of $362.7 million at August 2, 2008 and $307.6 million at July 28, 2007 is not reflected in our consolidated balance sheets.

Long-lived Assets.  Property and equipment are stated at cost less accumulated depreciation. For financial reporting purposes, we compute depreciation principally using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over five to 30 years while fixtures and equipment are depreciated over three to 15 years. Leasehold improvements are amortized over the shorter of the asset life or the lease term (which may include renewal periods when exercise of the renewal option is at our discretion and considered reasonably assured at the inception of the lease). Costs incurred for the development of internal computer software are capitalized and amortized using the straight-line method over three to ten years.

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

Purchase Accounting.  We accounted for the Acquisition in accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” (SFAS  141) whereby the purchase price paid to effect the Acquisition was allocated to state the acquired assets and liabilities at fair value. The Acquisition and the allocation of the purchase price were recorded as of October 1, 2005, the beginning of our October 2005 accounting period. In connection with the purchase price allocation, we recorded adjustments to increase the carrying value of our property and equipment and inventory, to establish intangible assets for our tradenames, customer lists and favorable lease commitments and to revalue our long-term benefit plan obligations, among other things.

Goodwill and Intangible Assets.  Goodwill and indefinite-lived intangible assets, such as tradenames, are not subject to amortization. Rather, recoverability of goodwill and indefinite-lived intangible assets is assessed annually and upon the occurrence of certain events. The recoverability assessment requires us to make judgments and estimates regarding fair values. Fair values are determined using estimated future cash flows, including growth assumptions for future revenues, gross margin rates and other estimates. In addition, the fair values of our tradenames are based, in part, on our estimates of royalties which could be derived from the licensing of such tradenames to third parties.

To the extent that our estimates are not realized, future assessments could result in impairment charges. In the fourth quarters of fiscal years 2008 and 2007, we recorded $31.3 million and $11.5 million pretax impairment charges related to the writedown to fair value of the net carrying value of the Horchow tradename based upon lower revenues and royalty rate expectations with respect to the Horchow brand in light of current operating performance and future operating expectations.

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

2009	$72,149
2010	72,149
2011	61,438
2012	49,013
2013	46,881

Leases.  We lease certain retail stores and office facilities. Stores we own are often subject to ground leases. The terms of our real estate leases, including renewal options, range from 2 to 101 years. Most leases provide for monthly fixed minimum rentals or contingent rentals based upon sales in excess of stated amounts and normally require us to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs. For leases that contain predetermined, fixed calculations of the minimum rentals, we recognize rent expense on a straight-line basis over the lease term. We recognize contingent rent expenses when it is probable that the sales thresholds will be reached during the year.

We receive allowances from developers related to the construction of our stores. We record these allowances as deferred real estate credits which we recognize as a reduction of rent expense on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased asset. We received construction allowances aggregating $36.8 million in fiscal year 2008, $24.6 million in fiscal year 2007, $30.7 million for the forty-three weeks ended July 29, 2006 and $2.0 million for the nine weeks ended October 1, 2005.

Financial Instruments.  We use derivative financial instruments to help manage our interest rate risk. Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness. The interest rate swap agreements terminate after five years.  At August 2, 2008, the fair value of NMG’s interest rate swap agreements was a loss of approximately $34.4 million, which amount is included in other long-term liabilities.

As of the effective date, NMG designated the interest rate swaps as cash flow hedges. As a result, changes in the fair value of NMG’s swaps are recorded as a component of other comprehensive (loss) income. At August 2, 2008, we have $21.8 million of unrecognized losses, net of tax, on our interest rate swap agreements included in accumulated other comprehensive (loss) income.

As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.524% to 6.733% per quarter through 2010 and result in an average fixed rate of 6.608%.

Benefit Plans.  We sponsor a noncontributory defined benefit pension plan (Pension Plan) and an unfunded supplemental executive retirement plan (SERP Plan) which provides certain employees additional pension benefits. In calculating our obligations and related expense, we make various assumptions and estimates, after consulting with outside actuaries and advisors. The annual determination of expense involves calculating the estimated total benefits ultimately payable to plan participants and allocating this cost to the periods in which services are expected to be rendered. We use the projected unit credit method in recognizing pension liabilities. The Pension and SERP Plans are valued annually as of the end of each fiscal year.

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

Self-insurance and Other Employee Benefit Reserves.  We use estimates in the determination of the required accruals for general liability, workers’ compensation and health insurance as well as short-term disability and postretirement health care benefits. We base these estimates upon an examination of historical trends, industry claims experience and independent actuarial estimates. Projected claims information may change in the future and may require us to revise these reserves. Although we do not expect that we will ultimately pay claims significantly different from our estimates, self-insurance reserves could be affected if future claims experience differ significantly from our historical trends and assumptions.

Other Long-term Liabilities.  Other long-term liabilities consist primarily of certain employee benefit obligations, postretirement health care benefit obligations and the liability for scheduled rent increases.

Revenues.  Revenues include sales of merchandise and services and delivery and processing revenues related to merchandise sold. Revenues from our Specialty Retail stores are recognized at the later of the point of sale or the delivery of goods to the customer. Revenues from our Direct Marketing operations are recognized when the merchandise is delivered to the customer. Revenues associated with gift cards are recognized at the time of redemption by the customer. Revenues exclude sales taxes collected from our customers.

We maintain reserves for anticipated sales returns primarily based on our historical trends related to returns by our retail and direct marketing customers. Our reserves for anticipated sales returns aggregated $45.0 million at August 2, 2008 and

$48.8 million at July 28, 2007. As the vast majority of merchandise returns are made in less than 30 days after the sales transaction, we believe the risk that differences between our estimated and actual returns will have a material impact on our consolidated financial statements is minimal.

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

We receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendors’ merchandise. These allowances are netted against the related compensation expense that we incur. Amounts received from vendors related to compensation programs were $71.6 million in fiscal year 2008, $65.4 million in fiscal year 2007, $49.4 million for the forty-three weeks ended July 29, 2006 and $10.1 million for the nine weeks ended October 1, 2005.

We incur costs to advertise and promote the merchandise assortment offered by both Specialty Retail stores and Direct Marketing. Advertising costs incurred by our Specialty Retail stores consist primarily of print media costs related to promotional materials mailed to our customers. These costs are expensed at the time of mailing to the customer. Advertising costs incurred by Direct Marketing relate to the production, printing and distribution of our print catalogs and the production of the photographic content on our websites. We amortize the costs of print catalogs during the periods we expect to generate revenues from such catalogs, generally six months. We expense the costs incurred to produce the photographic content on our websites at the time the images are first loaded onto the website. We expense website design and web marketing costs as incurred.

Deferred catalog costs included in other current assets in the consolidated balance sheets were $7.5 million as of August 2, 2008 and $7.1 million as of July 28, 2007.  Net advertising expenses were $102.8 million in fiscal year 2008, $100.2 million in fiscal year 2007, $95.3 million for the forty-three weeks ended July 29, 2006 and $13.1 million for the nine weeks ended October 1, 2005.

Consistent with industry practice, we receive advertising allowances from certain of our merchandise vendors. Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media. As a result, these allowances are recorded as a reduction of our advertising costs when earned. Vendor allowances earned and recorded as a reduction to selling, general and administrative expenses aggregated approximately $75.7 million in fiscal year 2008, $63.4 million in fiscal year 2007, $43.1 million for the forty-three weeks ended July 29, 2006 and $18.6 million for nine weeks ended October 1, 2005.

Preopening expenses primarily consist of payroll and related media costs incurred in connection with store openings and major renovations and are expensed when incurred.  We incurred preopening expenses of $7.7 million in fiscal year 2008, $8.8 million in fiscal year 2007, $7.4 million for the forty-three weeks ended July 29, 2006 and $3.9 million for the nine weeks ended October 1, 2005.

Income from credit card program.  Pursuant to a long-term marketing and servicing alliance with HSBC, HSBC offers credit card and non-card payment plans bearing our brands and we receive ongoing payments from HSBC based on net credit card sales and compensation for marketing and servicing activities (HSBC Program Income). We recognize HSBC Program Income when earned. In the future, the HSBC Program Income may be:

•                  increased or decreased based upon the level of utilization of our proprietary credit cards by our customers;

•                  increased or decreased based upon future changes to our historical credit card program related to, among other things, the interest rates applied to unpaid balances and the assessment of late fees; and

•                  decreased based upon the level of future services we provide to HSBC.

Gift Cards.  We sell gift cards at our Specialty Retail stores and through our Direct Marketing operations. Unredeemed gift cards aggregated $34.1 million at August 2, 2008 and $33.1 million at July 28, 2007. The gift cards sold to our customers have no stated expiration dates and are subject to actual and/or potential escheatment rights in various of the jurisdictions in which we operate.

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

Gift card breakage recognized during fiscal year 2008 was not significant. We do not believe gift card breakage will have a material impact on our future operations.

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

Stock-Based Compensation - Predecessor. In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (SFAS 123(R)). This standard requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We adopted SFAS 123(R) as of the beginning of our first quarter of fiscal year 2006 using the modified prospective method, which required us to record stock compensation for all unvested and new awards as of the adoption date.

In connection with the adoption of the provisions of SFAS 123(R), we recorded non-cash charges for stock compensation of approximately $19.0 million in the period from July 31, 2005 to October 1, 2005 primarily as a result of the accelerated vesting of all Predecessor options and restricted stock in connection with the Acquisition.

Income Taxes.  We use the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  We are routinely under audit by federal, state or local authorities in the area of income taxes. We regularly evaluate the likelihood of realization of tax benefits derived from positions we have taken in various federal and state filings after consideration of all relevant facts, circumstances and available information. For those tax benefits we believe more likely than not will be sustained, we recognize the benefit we believe is cumulatively greater than 50% likely to be realized. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of recorded reserves, our effective tax rate in a given financial statement period could be materially impacted.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)), which addresses the recognition and accounting for identifiable assets acquired, liabilities assumed and non-controlling interests in business combinations.  In addition, SFAS 141(R) changes the accounting treatment for certain acquisition-related items, including requirements to expense acquisition-related costs as incurred, expense restructuring costs associated with an acquired business and recognize post-acquisition changes in tax uncertainties associated with a business combination as a component of tax expense.  SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after December 15, 2008, or our fiscal year ending July 31, 2010.  Generally, the effect of SFAS 141(R) will depend on future acquisitions.  However, the accounting for the resolution of any tax uncertainties remaining as of August 1, 2009 related to the Acquisition will be subject to the provisions of SFAS 141(R).  We have not yet evaluated the impact, if any, of adopting SFAS 141(R) on our consolidated financial statements.

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

NOTE 2.  PURCHASE ACCOUNTING

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

                In connection with the purchase price allocation, we made estimates of the fair values of our long-lived and intangible assets based upon assumptions related to future cash flows, discount rates and asset lives and we recorded adjustments to increase the carrying values of our property and equipment and inventory, to establish intangible assets for our tradenames, customer lists and favorable lease commitments and to revalue our long-term benefit plan obligations, among other things. The final purchase accounting adjustments, as reflected in our July 29, 2006 consolidated balance sheet, were as follows (in millions):

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

NOTE 3.  DISCONTINUED OPERATIONS

Gurwitch Products, L.L.C. In July 2006, we sold our majority interest in Gurwitch Products, L.L.C. to Alticor Inc., for pretax net cash proceeds of approximately $40.8 million (Gurwitch Disposition).  Gurwitch Products, L.L.C. designs and markets the Laura Mercier cosmetics line and had revenues of approximately $59.0 million (after intercompany eliminations) in fiscal year 2006. The net assets of Gurwitch Products, L.L.C. were sold for their net carrying value (after purchase accounting adjustments made in connection with the Acquisition to state such assets at fair value).

Kate Spade LLC. In February 1999, NMG acquired a 56% controlling interest in Kate Spade LLC, a designer and marketer of high-end accessories.  In April 2005, the minority investor in Kate Spade LLC exercised the put option with respect to the sale of the full amount of its 44% stake in such company to NMG. In October 2006, we entered into an agreement to settle the put option whereby we purchased the interest held by the minority investor for approximately $59.4 million.

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

Results of Discontinued Operations.  Summarized financial information with respect to the results of operations of Kate Spade LLC and Gurwitch Products L.L.C. is as follows:

	(Successor)		(Predecessor)
(in thousands)	Fiscal year ended July 28, 2007	Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005

Revenues	$29,612	$115,225	$19,277

Earnings (loss) from discontinued operations before income taxes	$3,494	$(1,497)	$(1,412)
Income taxes	1,967	12,496	(619)
Net earnings (loss) from discontinued operations	1,527	(13,993)	(793)

Loss on disposition before income taxes	(13,398)	—	—
Income taxes	(10,900)	—	—
Net loss on disposition	(24,298)	—	—

Loss from discontinued operations, net of taxes	$(22,771)	$(13,993)	$(793)

In the first quarter of fiscal year 2007, we impaired the intangible assets of Kate Spade LLC by $12.5 million in order to state the net assets of Kate Spade LLC at their estimated net realizable value to NMG.

NOTE 4.  TRANSACTIONS WITH SPONSORS

                In connection with the Acquisition, we entered into a management services agreement with affiliates of the Sponsors pursuant to which affiliates of one of the Sponsors received on the closing date a transaction fee of $25 million in cash. Affiliates of the other Sponsor waived any cash transaction fee in connection with the Acquisition.

                In addition, pursuant to such agreement, and in exchange for on-going consulting and management advisory services that will be provided to us by the Sponsors and their affiliates, affiliates of the Sponsors receive an aggregate annual management fee equal to the lesser of (i) 0.25% of our consolidated annual revenues or (ii) $10 million. Affiliates of the Sponsors also receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with services provided pursuant to the agreement. These management fees are payable quarterly in arrears. We recorded management fees of $10.0 million during fiscal years 2008 and 2007 and $8.7 million during the forty-three weeks ended July 29, 2006, which are included in selling, general and administrative expenses in the consolidated statements of earnings.

                The management services agreement also provides that affiliates of the Sponsors may receive future fees in connection with certain subsequent financing and acquisition or disposition transactions. The management services agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

NOTE 5.  INCOME FROM CREDIT CARD PROGRAM

                Pursuant to a long-term marketing and servicing alliance with HSBC, HSBC offers credit card and non-card payment plans bearing our brands and we receive ongoing payments from HSBC based on credit card sales and compensation for marketing and servicing activities.  We recognize HSBC Program Income when earned.

On April 21, 2008, we entered into an amendment to the Program Agreement, dated as of June 8, 2005, with HSBC. The amendment, among other things, provides for 1) the allocation between HSBC and NMG of additional income, if any, to be generated from the credit card program as a result of certain changes made to the Program Agreement and 2) the allocation of certain credit card losses between HSBC and NMG (subject to a contractual limit on the losses allocable to NMG). We do not expect that the amendment will have a material impact on the level of our future income under the Program Agreement.

NOTE 6.  PROPERTY AND EQUIPMENT, NET

The significant components of our property and equipment, net are as follows:

	(Successor)
(in thousands)	August 2, 2008	July 28, 2007
Land, buildings and improvements	$829,647	$756,100
Fixtures and equipment	560,537	460,826
Construction in progress	77,320	70,203
	1,467,504	1,287,129
Less accumulated depreciation and amortization	392,210	243,418

Property and equipment, net	$1,075,294	$1,043,711

NOTE 7.  GOODWILL AND INTANGIBLE ASSETS, NET

The significant components of our intangible assets and goodwill, by our operating segments, are as follows:

(in thousands)	Customer lists	Favorable lease commitments	Tradenames (indefinite lives)	Goodwill

Specialty Retail
Balance at July 29, 2006	$457,673	$465,197	$1,406,030	$1,300,253
Amortization	(39,615)	(17,878)
Balance at July 28, 2007	$418,058	$447,319	$1,406,030	$1,300,253
Amortization	(39,542)	(17,878)
Adjustments related to pre-acquisition tax contingencies	—	—	—	4,805
Balance at August 2, 2008	$378,516	$429,441	$1,406,030	$1,305,058

Direct Marketing
Balance at July 29, 2006	$73,959	$—	$215,758	$304,887
Amortization	(14,772)	—
Writedown of Horchow tradename	—	—	(11,473)	—
Balance at July 28, 2007	$59,187	$—	$204,285	$304,887
Amortization	(14,772)	—
Writedown of Horchow tradename	—	—	(31,261)	—
Adjustments related to pre-acquisition tax contingencies				1,246
Balance at August 2, 2008	$44,415	$—	$173,024	$306,133

Total at August 2, 2008	$422,931	$429,441	$1,579,054	$1,611,191

In the first quarter of fiscal year 2008, the cumulative effect of adopting FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) resulted in a net increase to our accruals for uncertain tax positions of $9.1 million for the derecognition of certain tax benefits.  This increase to our accruals was offset by a corresponding increase to goodwill as these uncertainties existed at the time of the Acquisition. During the fourth quarter, we entered into a negotiated settlement with a state tax authority regarding a state non-filing position which resulted in a reduction to our gross unrecognized tax benefits of $7.2 million and a corresponding decrease to goodwill of $3.0 million related to the resolution of uncertainties that existed at the time of the Acquisition.

In the fourth quarters of fiscal years 2008 and 2007, we recorded $31.3 million and $11.5 million pretax impairment charges related to the writedown to fair value of the net carrying value of the Horchow tradename based upon lower revenues and royalty rate expectations with respect to the Horchow brand in light of current operating performance and future operating expectations.  At August 2, 2008, the recorded fair value of the Horchow tradename is $16.6 million.

NOTE 8.  ACCRUED LIABILITIES

The significant components of accrued liabilities are as follows:

	(Successor)
(in thousands)	August 2, 2008	July 28, 2007

Accrued salaries and related liabilities	$51,857	$79,021
Amounts due customers	60,602	51,750
Self-insurance reserves	44,132	44,544
Sales returns reserves	45,042	48,819
Interest payable	34,756	35,146
Income taxes payable	—	30,052
Sales tax	24,047	23,429
Loyalty program liability	22,974	20,477
Other	75,989	69,924
Total	$359,399	$403,162

NOTE 9.  LONG-TERM DEBT

                The significant components of our long-term debt are as follows:

		(Successor)
(in thousands)	Interest Rate	August 2, 2008	July 28, 2007

Senior Secured Term Loan Facility	variable	$1,625,000	$1,625,000
2028 Debentures	7.125%	121,102	120,906
Senior Notes	9.0%/9.75%	700,000	700,000
Senior Subordinated Notes	10.375%	500,000	500,000
Long-term debt		$2,946,102	$2,945,906

                Senior Secured Asset-Based Revolving Credit Facility.  On October 6, 2005, in connection with the Acquisition, NMG entered into a credit agreement and related security and other agreements for a senior secured Asset-Based Revolving Credit Facility with Deutsche Bank Trust Company Americas as administrative agent and collateral agent. The Asset-Based Revolving Credit Facility provides financing of up to $600.0 million, subject to a borrowing base equal to at any time the lesser of 80% of eligible inventory (valued at the lower of cost or market value) and 85% of net orderly liquidation value of the eligible inventory, less certain reserves. The Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice.

As of August 2, 2008, NMG had $576.0 million of unused borrowing availability under the Asset-Based Revolving Credit Facility based on a borrowing base of over $600.0 million and after giving effect to $24.0 million used for letters of credit.

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

Borrowings under the Asset-Based Revolving Credit Facility bear interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank Trust Company Americas and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. The applicable margin is 0% with respect to base rate borrowings and up to 1.75% with respect to LIBOR borrowings. The applicable margin is subject to adjustment based on the historical availability under the Asset-Based Revolving Credit Facility. In addition, NMG is required to pay a commitment fee of 0.375% per annum in respect of the unutilized commitments. If the average revolving loan utilization is 50% or more for any applicable period, the commitment fee will be reduced to 0.250% for such period. NMG must also pay customary letter of credit fees and agency fees.

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

All obligations under the Asset-Based Revolving Credit Facility are guaranteed by the Company and certain of NMG’s existing and future domestic subsidiaries. As of August 2, 2008, the liabilities of NMG’s non-guarantor subsidiaries totaled approximately $0.2 million and the assets of NMG’s non-guarantor subsidiaries aggregated approximately $1.2 million. All obligations under NMG’s Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of the Company, NMG and the subsidiaries that have guaranteed the Asset-Based Revolving Credit Facility (subsidiary guarantors), including:

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

Senior Secured Term Loan Facility.  On October 6, 2005, in connection with the Acquisition, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility with Credit Suisse as administrative agent and collateral agent. The full amount of the Senior Secured Term Loan Facility was borrowed on October 6, 2005. NMG voluntarily repaid $100.0 million principal amount of the loans under its Senior Secured Term Loan Facility in fiscal year 2006 and $250 million in fiscal year 2007.

At August 2, 2008, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. At August 2, 2008, the applicable margin with respect to base rate borrowings was 0.75% and the applicable margin with respect to LIBOR borrowings was 1.75%. The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.42% at August 2, 2008.

The credit agreement governing the Senior Secured Term Loan Facility requires NMG to prepay outstanding term loans with 50% (which percentage will be reduced to 25% if NMG’s total leverage ratio is less than a specified ratio and will be reduced to 0% if NMG’s total leverage ratio is less than a specified ratio) of its annual excess cash flow (as defined in the credit agreement). For fiscal years 2008 and 2007, NMG was not required to prepay any outstanding term loans pursuant to the annual excess cash flow requirements.  If a change of control (as defined in the credit agreement) occurs, NMG will be required to offer to prepay all outstanding term loans, at a prepayment price equal to 101% of the principal amount to be prepaid, plus accrued and unpaid interest to the date of prepayment. NMG also must offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the proceeds of certain asset sales under certain circumstances.

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

2028 Debentures.  In May 1998, NMG issued $125.0 million aggregate principal amount of its 7.125% 2028 Debentures. In connection with the Acquisition, NMG equally and ratably secured the 2028 Debentures by a first lien security interest on certain collateral subject to liens granted under NMG’s Senior Secured Credit Facilities constituting (a) (i) 100% of the capital stock of certain of NMG’s existing and future domestic subsidiaries, and (ii) 100% of the non-voting stock and 65% of the voting stock of certain of NMG’s existing and future foreign subsidiaries and (b) certain of NMG’s principal properties that include approximately half of NMG’s full-line stores, in each case, to the extent required by the terms of the indenture governing the 2028 Debentures. The 2028 Debentures contain covenants that restrict NMG’s ability to create liens and enter into sale and lease back transactions. The collateral securing the 2028 Debentures will be released upon the release of liens on such collateral under NMG’s Senior Secured Credit Facilities and any other debt (other than the 2028 Debentures) secured by such collateral. Capital stock and other securities of a subsidiary of NMG that are owned by NMG or any subsidiary will not constitute collateral under the 2028 Debentures to the extent such property does not constitute collateral under NMG’s Senior Secured Credit Facilities as described above. The 2028 Debentures are guaranteed on an unsecured, senior basis by the Company.  NMG’s 2028 Debentures mature on June 1, 2028.

The fair value of 2028 Debentures at August 2, 2008 was approximately $112.5 million.

Senior Notes.  On October 6, 2005, Newton Acquisition Merger Sub, Inc. issued $700.0 million aggregate original principal amount of 9.0% / 9.75% Senior Notes under a senior indenture (Senior Indenture) with Wells Fargo Bank, National Association, as trustee. At the closing of the Acquisition, as the surviving corporation in the Acquisition, NMG assumed all the obligations of Newton Acquisition Merger Sub, Inc. under the Senior Indenture. The Senior Notes mature on October 15, 2015.

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

The fair value of NMG’s Senior Notes at August 2, 2008 was approximately $686.0 million.

Senior Subordinated Notes.  On October 6, 2005, Newton Acquisition Merger Sub, Inc. issued $500.0 million aggregate principal amount of 10.375% Senior Subordinated Notes under a senior subordinated indenture (Senior Subordinated Indenture) with Wells Fargo Bank, National Association, as trustee. At the closing of the Acquisition, as the surviving corporation in the Acquisition, NMG assumed all the obligations of Newton Acquisition Merger Sub, Inc. under the Senior Subordinated Indenture. The Senior Subordinated Notes mature on October 15, 2015. Interest on the Senior Subordinated Notes is payable in cash semi-annually in arrears on each April 15 and October 15, commencing April 15, 2006.

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

The fair value of NMG’s Senior Subordinated Notes at August 2, 2008 was approximately $490.0 million.

Redemption of 2008 Notes.  In May 1998, NMG issued $125.0 million aggregate principal amount of its 2008 Notes. Upon closing of the Acquisition, NMG called its 2008 Notes for redemption pursuant to their terms. On November 7, 2005, NMG used $134.7 million of reserved cash to redeem its 2008 Notes, which included a call premium of $6.2 million plus accrued interest of $3.5 million through the redemption date.

Maturities of Long-Term Debt.  At August 2, 2008, annual maturities of long-term debt during the next five fiscal years and thereafter are as follows (in millions):

2009	$—
2010	—
2011	—
2012	—
2013	1,625.0
Thereafter	1,321.1

The above table does not reflect future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

Interest Rate Swaps.  NMG uses derivative financial instruments to help manage our interest rate risk. Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness. The interest rate swap agreements terminate after five years.  At August 2, 2008, the fair value of NMG’s interest rate swap agreements was a loss of approximately $34.4 million, which amount is included in other long-term liabilities.

As of the effective date, NMG designated the interest rate swaps as cash flow hedges. As a result, changes in the fair value of NMG’s swaps are recorded as a component of other comprehensive (loss) income. At August 2, 2008, we have $21.8 million of unrecognized losses, net of tax, on our interest rate swap agreements included in accumulated other comprehensive (loss) income.

As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.524% to 6.733% per quarter through 2010 and result in an average fixed rate of 6.608%.

Interest expense.  The significant components of interest expense are as follows:

	(Successor)			(Predecessor)
(in thousands)	Fiscal year ended August 2, 2008	Fiscal year ended July 28, 2007	Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005

Asset-Based Revolving Credit Facility	$—	$—	$1,332	$—
Senior Secured Term Loan Facility	106,504	128,380	111,662	—
2028 Debentures	8,903	8,915	7,266	1,542
Senior Notes	63,000	63,000	51,421	—
Senior Subordinated Notes	51,875	51,875	42,339	—
2008 Notes	—	—	638	1,439
Amortization of debt issue costs	14,217	14,141	11,728	96
Other	3,275	3,689	111	205
Total interest expense	247,774	270,000	226,497	3,282
Less:
Interest income	4,933	7,370	5,386	3,046
Capitalized interest	3,036	2,825	3,446	1,146
Interest expense (income), net	$239,805	$259,805	$217,665	$(910)

NOTE 10.  OTHER (INCOME) EXPENSE, NET

Other Income. In the first quarter of fiscal year 2008, we recorded a one-time pension curtailment gain of $32.5 million, or 0.7% of revenues, as a result of our decision to freeze certain Pension and SERP benefits as of December 31, 2007.

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

Other Expense. In the fourth quarters of fiscal years 2008 and 2007, we recorded $31.3 million and $11.5 million pretax impairment charges related to the writedown to fair value of the net carrying value of the Horchow tradename based upon lower revenues and royalty rate expectations with respect to the Horchow brand in light of current operating performance and future operating expectations.

For the nine weeks ended October 1, 2005, we recorded $23.5 million of transaction and other costs incurred in connection with the Acquisition. These costs consist primarily of $4.5 million of accounting, investment banking, legal and other costs associated with the Acquisition and a $19.0 million non-cash charge for stock compensation resulting from the accelerated vesting of Predecessor stock options and restricted stock in connection with the Acquisition.

NOTE 11.  COMMON SHAREHOLDERS’ EQUITY

Successor

Carryover Basis Adjustment for Management Shareholders.  Executive management participants held certain equity interests, including stock options, in the Predecessor prior to the Acquisition and continue to hold equity interests in the  Company, representing indirect equity interests in the Successor after the Acquisition.  In accordance with the provisions of Emerging Issues Task Force No. 88-16, “Basis in Leveraged Buyout Acquisition,” the basis of executive management’s indirect interests in the Successor after the Acquisition is carried over at the basis of their interests in the Predecessor prior to the Acquisition. The carryover basis of such interests less the net cash received by the management participants represents a deemed dividend of $69.2 million to the management participants and has been recognized as a reduction to shareholders’ equity in connection with the Acquisition.

Successor Stock-Based Compensation Accounting.  The Company has approved equity-based management arrangements which authorize equity awards to be granted to certain management employees for up to 87,992.0 shares of the common stock of the Company.  Options generally vest over four to five years and expire 10 years from the date of grant.

A summary of the status of our stock option plan as of August 2, 2008, July 28, 2007 and July 29, 2006 and changes during the periods ended on these dates is as follows:

	Fiscal year ended August 2, 2008		Fiscal year ended July 28, 2007		Fiscal year ended July 29, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of fiscal year	83,634.3	$1,430	81,716.3	$1,416	—	$—
Granted	260.0	2,684	2,496.0	1,942	81,716.3	1,416
Exercised	—	—	(578.0)	1,590	—	—
Forfeited	(747.7)	1,597	—	—	—	—
Outstanding at end of fiscal year	83,146.6	$1,553	83,634.3	$1,430	81,716.3	$1,416
Options exercisable at end of fiscal year	46,684.4	$1,375	29,764.1	$1,233	7,283.3	$359

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

We use the Black-Scholes option-pricing model to determine the fair value of our options as of the date of grant in accordance with the provisions of SFAS 123(R).  A summary of fiscal years 2008, 2007 and 2006 grants and fair value assumptions is as follows:

	Fiscal Year 2008 Grants		Fiscal Year 2007 Grants		Fiscal Year 2006 Grants
	Fair Value Options	Accreting Exercise Price Options	Fair Value Options	Accreting Exercise Price Options	Fair Value Options	Accreting Exercise Price Options
Options Granted	130.0	130.0	1,248.0	1,248.0	43,594.6	38,121.7
Exercise Price at August 2, 2008	$2,684	$2,684	$1,942	$2,136	$1,445	$1,749
Term	5	5	5	5	5	5
Volatility	30.0%	30.0%	30.0%	30.0%	29.7%	29.7%
Risk-Free Rate	3.5%	3.5%	4.5%	4.5%	4.2%	4.2%
Dividend Yield	—	—	—	—	—	—
Fair Value	$882	$433	$676	$341	$494	$247

Expected volatility is based on a combination of NMG’s historical volatility adjusted for our leverage and estimates of implied volatility of our peer group.

We recognize compensation expense for stock options straight-line over the vesting period.  We recognized non-cash stock compensation expense of $6.1 million for the fiscal year ended August 2, 2008, $5.9 million in fiscal year 2007 and $4.0 million for the forty-three weeks ended July 29, 2006, which is included in selling, general and administrative expenses. At August 2, 2008, unearned non-cash stock-based compensation that we expect to recognize as expense over the next 5 years aggregates approximately $12.7 million.

Predecessor

Common Stock Incentive Plans.  The Predecessor had established common stock incentive plans allowing for the granting of 1) stock options, 2) stock appreciation rights, 3) restricted stock and stock units (restricted stock awards) and 4) other stock-based awards to our employees. All outstanding Predecessor options and restricted shares as of October 5, 2005 were accelerated in connection with the Acquisition resulting in a $19.0 million non-cash charge for stock compensation.

Compensation cost for Predecessor restricted stock and purchased restricted stock awards was recognized in an amount equal to the difference between the exercise price of the award and fair value at the date of grant. The Predecessor recorded such expense on a straight-line basis over the expected life of the award with the offsetting entry to additional paid-in capital. For performance accelerated restricted stock, the expected life was determined based on the best estimate of the number of years from the grant date to the date at which it was probable that the performance targets would be met (four or five years, depending on the grant). Compensation cost was calculated as if all instruments granted that were subject only to a service requirement would vest.  Compensation expense related to the Predecessor restricted stock grants was $8.5 million in the nine-weeks ended October 1, 2005.

Predecessor options of 3.1 million shares with a weighted-average exercise price of $38.12 exercised in the period ended October 1, 2005 were cashed out in connection with the Acquisition, with the same economic effect as an exercise and sale for the Acquisition consideration.

NOTE 12.  INCOME TAXES

The significant components of income tax expense are as follows:

	(Successor)			(Predecessor)
(in thousands)	Fiscal year ended August 2, 2008	Fiscal year ended July 28, 2007	Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005

Current:
Federal	$108,467	$127,754	$71,807	$31,022
State	19,976	15,063	8,408	2,522
	128,443	142,817	80,215	33,544
Deferred:
Federal	(37,693)	(53,763)	(58,291)	(6,501)
State	(6,934)	(6,759)	(7,329)	(817)
	(44,627)	(60,522)	(65,620)	(7,318)
Income tax expense	$83,816	$82,295	$14,595	$26,226

A reconciliation of income tax expense to the amount calculated based on the federal and state statutory rates is as follows:

	(Successor)			(Predecessor)
(in thousands)	Fiscal year ended August 2, 2008	Fiscal year ended July 28, 2007	Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005

Income tax expense at statutory rate	$79,319	$75,954	$14,366	$24,910
State income taxes, net of federal income tax benefit	5,821	6,989	1,411	2,177
Tax expense (benefit) related to tax settlements and other changes in tax liabilities	159	1,925	(113)	(222)
Impact of non-taxable income	(1,709)	(2,422)	(1,378)	(1,058)
Impact of non-deductible expenses	226	326	256	607
Other	—	(477)	53	(188)
Total	$83,816	$82,295	$14,595	$26,226
Effective tax rate	37.0%	37.9%	35.6%	36.8%

Our effective tax rate for fiscal year 2008 was favorably impacted by a decrease in tax liabilities for settlements with taxing authorities.  Our effective tax rate for fiscal year 2007 was negatively impacted by increases in tax liabilities for settlements with taxing authorities.  Our combined effective tax rate for fiscal year 2006 of 36.4% was favorably impacted by a higher level of tax-exempt interest income earned.

Significant components of our net deferred income tax asset (liability) are as follows:

(in thousands)	August 2, 2008	July 28, 2007

Deferred income tax assets:
Accruals and reserves	$28,445	$29,202
Employee benefits	89,113	86,842
Other	28,021	11,174
Total deferred tax assets	$145,579	$127,218

Deferred income tax liabilities:
Inventory	$(4,685)	$(10,215)
Depreciation and amortization	(71,890)	(83,820)
Intangible assets	(950,141)	(990,745)
Other	(16,174)	(5,692)
Total deferred tax liabilities	(1,042,890)	(1,090,472)
Net deferred income tax asset (liability)	$(897,311)	$(963,254)

Net deferred income tax asset (liability):
Current	$32,659	$39,728
Non-current	(929,970)	(1,002,982)
Total	$(897,311)	$(963,254)

The net deferred tax liability of $897.3 million at August 2, 2008 decreased from a $963.3 million net deferred liability at July 28, 2007.  This decrease was comprised primarily of 1) a $44.6 million deferred tax benefit for fiscal year 2008 (including $40.6 million related to the amortization of intangible assets recorded in connection with the Acquisition), and 2) a decrease in deferred tax liabilities of $16.7 million related primarily to losses on interest rate swap agreements recorded, net of tax, as decreases in other comprehensive income in the accompanying statements of shareholders’ equity. We believe it is more likely than not that we will realize the benefits of our recorded deferred tax assets.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) in the first quarter of fiscal year 2008.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The cumulative effect of adopting FIN 48 resulted in a net increase to our accruals for uncertain tax positions of $9.1 million for the derecognition of certain tax benefits previously recorded. This increase to our accruals was offset by a corresponding increase to goodwill as these uncertainties existed at the time of the Acquisition.  At adoption, the gross amount of unrecognized tax benefits was $26.7 million, of which $3.5 million of unrecognized tax benefits would impact our effective tax rate, if recognized.  At August 2, 2008, the gross amount of unrecognized tax benefits is $21.3 million, of which $1.7 million would impact our effective tax rate, if recognized.  We classify interest and penalties as a component of income tax expense and our liability for accrued interest and penalties is $9.5 million as of August 2, 2008.  A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

Balance at July 28, 2007	$26.7
Gross amount of increases for current year tax positions	1.8
Gross amount of decreases for settlements with tax authorities	(7.2)
Balance at August 2, 2008	$21.3

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  We closed the Internal Revenue Service (IRS) examinations of federal tax returns for fiscal years 2004 and 2003 during the first quarter of fiscal year 2007 and paid the related tax liability during the second quarter of fiscal year 2007.   The IRS is now examining our federal tax returns for fiscal years 2005 and 2006.  We believe our recorded tax liabilities as of August 2, 2008 are sufficient to cover any potential assessments to be made by the IRS upon the completion of their examinations. We will continue to monitor the progress of the IRS examinations and review our recorded tax liabilities for potential audit assessments.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2003.  During the fourth quarter, we entered into a negotiated settlement with a state tax authority regarding a state non-filing position which resulted in a reduction to our gross unrecognized tax benefits of $7.2 million and a corresponding decrease to goodwill of $3.0 million related to the resolution of uncertainties that existed at the time of the Acquisition. We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next 12 months as a result of negotiated settlements with tax authorities.  At this time, we do not believe such adjustments will have a material impact on our consolidated financial statements.

NOTE 13.  EMPLOYEE BENEFIT PLANS

Description of Benefit Plans.  We sponsor a defined benefit pension plan (Pension Plan) and an unfunded supplemental executive retirement plan (SERP Plan) which provides certain employees additional pension benefits. Benefits under both plans are based on the employees’ years of service and compensation over defined periods of employment.  As more fully described below, we froze benefits offered under our Pension and SERP Plans effective January 1, 2008.

Retirees and active employees hired prior to March 1, 1989 are eligible for certain limited postretirement health care benefits (Postretirement Plan) if they meet certain service and minimum age requirements. The cost of these benefits is accrued during the years in which an employee provides services.

We also maintain defined contribution plans consisting of a 401(k) Plan and, in connection with the redesign of our long-term benefits effective January 1, 2008 as more fully described below, a retirement savings plan (RSP) and defined contribution supplemental executive retirement plan (Defined Contribution SERP Plan).  Employees make contributions to the 401(k) Plan and RSP and we match an employee’s contribution up to a maximum of 6% of the employee’s compensation subject to statutory limitations for a potential maximum of 50% of employee contributions to the 401(k) Plan and 75% of employee contributions to the RSP. We also sponsor an unfunded key employee deferred compensation plan, which provides certain employees additional benefits. Our aggregate expense related to these plans was approximately $19.2 million in fiscal year 2008, $11.0 million in fiscal year 2007, $8.7 million for the forty-three weeks ended July 29, 2006 and $1.8 million for the nine weeks ended October 1, 2005.

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

Concurrent with the implementation of the RSP and the Defined Contribution SERP Plan, we froze benefits offered under our Pension and SERP Plans for most employees.  Employees with a minimum of ten years of service and whose ages plus years of service equaled at least 65 (Rule of 65) as of December 31, 2007 were allowed either 1) to continue participation in our 401(k) Plan and Pension Plan (and SERP Plan, if eligible) or 2) to freeze certain benefits earned under the Pension Plan (and SERP Plan, if eligible) and participate in the RSP. No employee who met vesting requirements forfeited benefits earned prior to January 1, 2008.

In connection with the redesign of our long-term benefits program, we recorded a one-time pension curtailment gain of $32.5 million (recorded as other income in our condensed consolidated statements of earnings) in the first quarter of fiscal year 2008 to reflect the impact of freezing benefits provided under the Pension and SERP Plans as of December 31, 2007.

Costs of Benefits.  The components of the expenses we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	(Successor)			(Predecessor)
(in thousands)	Fiscal year ended August 2, 2008	Fiscal year ended July 28, 2007	Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005

Pension Plan:
Service cost	$10,815	$14,886	$13,320	$2,823
Interest cost	22,866	22,214	17,365	3,468
Expected return on plan assets	(24,626)	(23,458)	(18,802)	(3,636)
Net amortization of losses and prior service costs	—	—	—	1,205
Pension Plan expense	$9,055	$13,642	$11,883	$3,860

Curtailment gain	$26,113	$—	$—	$—

SERP Plan:
Service cost	$1,254	$1,719	$1,570	$330
Interest cost	4,960	4,928	3,685	730
Net amortization of losses and prior service costs	—	—	—	394
SERP Plan expense	$6,214	$6,647	$5,255	$1,454

Curtailment gain	$6,337	$—	$—	$—

Postretirement Plan:
Service cost	$124	$57	$38	$8
Interest cost	1,356	786	708	139
Net amortization of losses (gains)	547	(64)	—	(5)
Postretirement Plan expense	$2,027	$779	$746	$142

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

	Pension Plan		SERP Plan		Postretirement Plan
	Fiscal years		Fiscal years		Fiscal years
	2008	2007	2008	2007	2008	2007
(in thousands)	(Successor)		(Successor)		(Successor)
Projected benefit obligations:
Beginning of year	$380,235	$364,720	$86,146	$78,322	$22,091	$12,975
Service cost	10,815	14,886	1,254	1,719	124	57
Interest cost	22,866	22,214	4,960	4,928	1,356	786
Actuarial (gain) loss	(22,825)	(9,695)	(5,409)	3,076	(2,167)	9,104
Curtailment	(26,113)	—	(7,091)	—	—	—
Benefits paid, net	(10,749)	(11,890)	(2,294)	(1,899)	(1,068)	(831)
End of year	$354,229	$380,235	$77,566	$86,146	$20,336	$22,091

Accumulated benefit obligations:
Beginning of year	$337,047	$308,255	$68,105	$66,890
End of year	$336,016	$337,047	$68,253	$68,105

A summary of expected benefit payments related to our Pension Plan, SERP Plan and Postretirement Plan is as follows:

(in thousands)	Pension Plan	SERP Plan	Postretirement Plan

Fiscal year 2009	$12,301	$3,086	$1,079
Fiscal year 2010	13,684	3,452	1,171
Fiscal year 2011	15,078	3,789	1,260
Fiscal year 2012	16,723	4,144	1,340
Fiscal year 2013	18,526	4,615	1,409
Fiscal years 2014-2018	$119,411	$29,189	$7,551

Funding Policy and Plan Assets.  Our policy is to fund the Pension Plan at or above the minimum required by law. We were not required to make contributions to the Pension Plan during fiscal year 2008. However, in the third quarter of fiscal year 2008, we made a voluntary $15.0 million contribution to our Pension Plan. In fiscal years 2007 and 2006, we made no contributions to our Pension Plan. Based upon currently available information, we will not be required to make significant contributions to the Pension Plan during fiscal year 2009.

Assets held by the Pension Plan are invested in accordance with the provisions of our approved investment policy. The asset allocation for our Pension Plan at the end of fiscal years 2008 and 2007 and the target allocation for fiscal year 2009, by asset category, are as follows:

	Pension Plan
	Allocation at July 31, 2008	Allocation at July 31, 2007	2009 Target Allocation
Equity securities	76%	76%	80%
Fixed income securities	24%	22%	20%
Cash and cash equivalents	—	2%	—

Total	100%	100%	100%

The Pension Plan’s strategic asset allocation was structured to reduce volatility through diversification and enhance return to approximate the amounts and timing of the expected benefit payments.

Changes in the assets held by the Pension Plan in fiscal years 2008 and 2007 are as follows:

	Fiscal years
	2008	2007
(in thousands)	(Successor)
Fair value of assets at beginning of year	$324,632	$293,720
Actual return on assets	(15,456)	42,802
Contribution	15,000	—
Benefits paid	(10,749)	(11,890)
Fair value of assets at end of year	$313,427	$324,632

Funded Status.  The funded status of our Pension Plan, SERP Plan and Postretirement Plan is as follows:

	Pension Plan		SERP Plan		Postretirement Plan
	Fiscal years		Fiscal years		Fiscal years
	2008	2007	2008	2007	2008	2007
(in thousands)	(Successor)		(Successor)		(Successor)
Projected benefit obligation	$354,229	$380,235	$77,566	$86,146	$20,336	$22,091
Fair value of plan assets	313,427	324,632	—	—	—	—
Accrued obligation	$(40,802)	$(55,603)	$(77,566)	$(86,146)	$(20,336)	$(22,091)

Obligations for our employee benefit plans, included in other long-term liabilities, are as follows:

	(Successor)
(in thousands)	August 2, 2008	July 28, 2007

Pension Plan	$40,802	$55,603
SERP Plan	77,566	86,146
Postretirement Plan	20,336	22,091
	138,704	163,840
Less: current portion	(4,165)	(4,019)
Long-term portion of benefit obligations	$134,539	$159,821

We adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans” (SFAS 158), in the fourth quarter of fiscal year 2007 resulting in a net decrease in the carrying values of our obligations of $28.7 million, which amount was recorded (net of taxes of $11.3 million) as an increase in accumulated other comprehensive (loss) income in our statements of shareholders’ equity for fiscal year 2007.  In the fourth quarter of fiscal year 2008, we reduced the carrying value of our recorded obligations to equal their unfunded status at August 2, 2008 by $8.3 million, which amount was recorded (net of taxes of $3.2 million) as a decrease to accumulated other comprehensive (loss) income in our statements of shareholders’ equity for fiscal year 2008.

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

	July 31, 2008	July 31, 2007	July 31, 2006	October 1, 2005
Pension Plan:
Discount rate	6.75%	6.25%	6.25%	5.75%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	8.00%
Rate of future compensation increase	4.50%	4.50%	4.50%	4.50%
SERP Plan:
Discount rate	6.75%	6.25%	6.25%	5.75%
Rate of future compensation increase	4.50%	4.50%	4.50%	4.50%
Postretirement Plan:
Discount rate	6.75%	6.25%	6.25%	5.75%
Initial health care cost trend rate	8.00%	8.00%	8.00%	8.00%
Ultimate health care cost trend rate	8.00%	8.00%	5.00%	5.00%

Discount rate.  The assumed discount rate utilized is based on a broad sample of Moody’s high quality corporate bond yields as of the measurement date. The projected benefit payments are matched with the yields on these bonds to determine an appropriate discount rate for the plan. The discount rate is utilized principally in calculating the present value of our pension obligation and net pension expense. As a result of the increase in the discount rate from 6.25% at July 31, 2007 to 6.75% at July 31, 2008, the projected benefit obligations related to our employee benefit plans decreased approximately $32.3 million.

The estimated effect of a 0.25% decrease in the discount rate would increase the Pension Plan obligation by $12.9 million, increase the SERP Plan obligation by $2.4 million and increase the Postretirement Plan obligation by $0.7 million.  The estimated effect of a 0.25% decrease in the discount rate would increase the annual Pension Plan expense by $0.2 million and increase the SERP Plan annual expense and the Postretirement Plan annual expense by an immaterial amount.

Expected long-term rate of return on plan assets.  The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the pension obligation. During fiscal year 2008, we utilized 8.0% as the expected long-term rate of return on plan assets. We periodically evaluate the allocation between investment categories of the assets held by the Pension Plan. We estimate the expected average long-term rate of return on assets based on our future asset performance expectations using currently available market and other data and the counsel of our outside actuaries and advisors. This rate is utilized primarily in calculating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets realized over the course of a year is greater than the assumed rate, that year’s annual pension expense is not affected. Rather this gain reduces future pension expense over a period of approximately 10 to 16 years. To the extent the actual rate of return on assets is less than the assumed rate, that year’s annual pension expense is likewise not affected. Rather this loss increases pension expense over approximately 10 to 16 years.

Rate of future compensation increase.  The assumed average rate of compensation increase is the average annual compensation increase expected over the remaining employment periods for the participating employees. We utilized a rate of 4.5% for fiscal year 2008. This rate is utilized principally in calculating the obligation and annual expense for the Pension and SERP Plans. The estimated effect of a 0.25% increase in the assumed rate of compensation increase would increase the projected benefit obligation for the Pension Plan by $0.5 million and increase the SERP Plan projected benefit obligation by $0.4 million.  The estimated effect of a 0.25% increase in the assumed rate of compensation increase would increase annual Pension Plan expense by $0.1 million and increase the SERP Plan annual expense by an immaterial amount.

Health care cost trend rate.  The assumed health care cost trend rate represents our estimate of the annual rates of change in the costs of the health care benefits currently provided by the Postretirement Plan. The health care cost trend rate implicitly considers estimates of health care inflation, changes in health care utilization and delivery patterns, technological advances and changes in the health status of the plan participants. We utilized a health care cost trend rate of 8% as of July 31, 2008, remaining constant over time to yield an ultimate health care cost trend rate of 8%. If the assumed health care cost trend rate were increased one percentage point, Postretirement Plan costs for fiscal year 2008 would have been $0.2 million higher and the accumulated postretirement benefit obligation as of August 2, 2008 would have been $2.5 million higher. If the assumed health care trend rate were decreased one percentage point, Postretirement Plan costs for 2008 would have been $0.2 million lower and the accumulated postretirement benefit obligation as of August 2, 2008 would have been $2.1 million lower.

NOTE 14.  COMMITMENTS AND CONTINGENCIES

Leases.  We lease certain property and equipment under various non-cancelable capital and operating leases. The leases provide for monthly fixed rentals and/or contingent rentals based upon sales in excess of stated amounts and normally require us to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs. Generally, the leases have primary terms ranging from two to 99 years and include renewal options ranging from one to 80 years.

Rent expense and related occupancy costs under operating leases is as follows:

	(Successor)			(Predecessor)
(in thousands)	Fiscal year ended August 2, 2008	Fiscal year ended July 28, 2007	Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005

Minimum rent	$53,000	$46,900	$36,200	$6,600
Contingent rent	29,700	28,600	22,900	4,700
Other occupancy costs	13,600	13,700	10,400	2,000
Amortization of deferred real estate credits	(3,700)	(1,700)	(200)	(800)
Total rent expense	$92,600	$87,500	$69,300	$12,500

Future minimum rental commitments, excluding renewal options, under non-cancelable leases are as follows: fiscal year 2009—$56.3 million; fiscal year 2010—$54.8 million; fiscal year 2011—$51.7 million; fiscal year 2012—$47.7 million; fiscal year 2013—$45.7 million; all fiscal years thereafter—$682.5 million.

Long-term Incentive Plan.  The Company has a long-term incentive plan (Long-term Incentive Plan) that provides for a cash incentive payable upon a change of control, as defined, subject to the attainment of certain performance objectives to certain employees.  Performance objectives and targets are based on cumulative EBITDA percentages for three year periods beginning in fiscal year 2006.  Earned awards for each completed performance period will be credited to a book account and will earn interest at a contractually defined annual rate until the award is paid.  Awards will be paid within 30 days of a change of control or the first day there is a public market of at least 20% of total outstanding common stock.  As of August 2, 2008, the vested participant balance in the Long-Term Incentive Plan aggregated $3.7 million.

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

Other.  We had approximately $24.0 million of outstanding irrevocable letters of credit relating to purchase commitments and insurance and other liabilities at August 2, 2008. We had approximately $4.0 million in surety bonds at August 2, 2008 relating primarily to merchandise imports, state sales tax and utility requirements.

NOTE 15.  ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table shows the components of accumulated other comprehensive (loss) income (amounts are recorded net of related income taxes):

	(Successor)
(in thousands)	August 2, 2008	July 28, 2007

Unrealized (loss) gain on financial instruments	$(21,755)	$3,733
Change in unfunded benefit obligations	12,302	17,365
Other	289	131
Total accumulated other comprehensive (loss) income	$(9,164)	$21,229

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

The following tables set forth the information for our reportable segments:

	(Successor)			(Predecessor)
(in thousands)	Fiscal year ended August 2, 2008	Fiscal year ended July 28, 2007	Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005

REVENUES
Specialty Retail stores	$3,853,074	$3,674,600	$2,829,967	$544,857
Direct Marketing	747,462	715,476	567,771	87,515
Total	$4,600,536	$4,390,076	$3,397,738	$632,372

OPERATING EARNINGS
Specialty Retail stores	$476,724	$490,564	$312,296	$91,372
Direct Marketing	117,657	116,042	89,967	8,246
Subtotal	594,381	606,606	402,263	99,618
Corporate expenses	(56,944)	(56,229)	(49,504)	(5,811)
Amortization of customer lists and favorable lease commitments	(72,192)	(72,265)	(59,640)	—
Non-cash items related to other valuation adjustments made in connection with the Acquisition	—	—	(34,411)	—
Other income (expense), net (1)	1,189	(1,309)	—	(23,544)
Total	$466,434	$476,803	$258,708	$70,263

CAPITAL EXPENDITURES
Specialty Retail stores	$164,640	$124,402	$123,693	$22,784
Direct Marketing	18,812	23,475	14,519	2,791
Total	$183,452	$147,877	$138,212	$25,575

DEPRECIATION EXPENSE
Specialty Retail stores	$127,186	$118,126	$93,599	$17,313
Direct Marketing	16,801	13,671	9,580	1,896
Subtotal	143,987	131,797	103,179	19,209
Depreciation expense on step-up of fixed assets made in connection with the Acquisition	4,424	4,671	3,771	—
Total	$148,411	$136,468	$106,950	$19,209

	(Successor)
	August 2, 2008	July 28, 2007
ASSETS
Tangible assets of Specialty Retail stores	$2,020,557	$1,928,889
Tangible assets of Direct Marketing	173,265	167,541
Corporate assets:
Intangible assets related to Specialty Retail stores	3,519,045	3,571,660
Intangible assets related to Direct Marketing	523,572	568,359
Other	346,481	264,550
Total	$6,582,920	$6,500,999

(1)           For fiscal year 2008, other income (expense), net includes 1) a one-time pension curtailment gain of $32.5 million as a result of our decision to freeze certain Pension and SERP benefits as of December 31, 2007, offset by 2) $31.3 million pretax impairment charge related to the writedown to fair value of the net carrying value of the Horchow tradename.

For fiscal year 2007, other income (expense), net includes 1) $11.5 million pretax impairment charge related to the writedown to fair value of the net carrying value of the Horchow tradename, offset by 2) $4.2 million of other income we received in connection with the merger of Wedding Channel.com, in which we held a minority interest, and The Knot and 3) $6.0M of other income related to aged, non-escheatable gift cards.

For the nine weeks ended October 1, 2005, other income (expense), net includes $23.5 million of transaction and other costs incurred in connection with the Acquisition. These costs consist primarily of $4.5 million of accounting, investment banking, legal and other costs associated with the Acquisition and a $19.0 million non-cash charge for stock compensation resulting from the accelerated vesting of Predecessor stock options and restricted stock in connection with the Acquisition.

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

	August 2, 2008 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$238,204	$601	$375	$—	$239,180
Merchandise inventories	—	884,808	93,236	—	—	978,044
Other current assets	—	163,839	8,697	—	—	172,536
Total current assets	—	1,286,851	102,534	375	—	1,389,760
Property and equipment, net	—	939,522	134,940	832	—	1,075,294
Goodwill and intangible assets, net	—	1,889,445	2,153,172	—	—	4,042,617
Other assets	—	75,249	—	—	—	75,249
Investments in subsidiaries	1,676,519	2,288,802	—	—	(3,965,321)	—
Total assets	$1,676,519	$6,479,869	$2,390,646	$1,207	$(3,965,321)	$6,582,920
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$338,095	$33,593	$53	$—	$371,741
Accrued liabilities	—	289,352	69,930	117	—	359,399
Other current liabilities	—	1,695	—	—	—	1,695
Total current liabilities	—	629,142	103,523	170	—	732,835
Long-term liabilities:
Long-term debt	—	2,946,102	—	—	—	2,946,102
Deferred income taxes	—	929,970	—	—	—	929,970
Other long-term liabilities	—	298,136	(642)	—	—	297,494
Total long-term liabilities	—	4,174,208	(642)	—	—	4,173,566
Total shareholders’ equity	1,676,519	1,676,519	2,287,765	1,037	(3,965,321)	1,676,519
Total liabilities and shareholders’ equity	$1,676,519	$6,479,869	$2,390,646	$1,207	$(3,965,321)	$6,582,920

	July 28, 2007 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$139,333	$1,196	$678	$—	$141,207
Merchandise inventories	—	821,749	96,513	7	—	918,269
Other current assets	—	142,632	8,636	3,681	544	155,493
Total current assets	—	1,103,714	106,345	4,366	544	1,214,969
Property and equipment, net	—	901,072	140,473	2,166	—	1,043,711
Goodwill and intangible assets, net	—	1,945,040	2,194,979	—	—	4,140,019
Other assets	—	102,108	192	—	—	102,300
Investments in subsidiaries	1,558,012	2,333,438	—	—	(3,891,450)	—
Total assets	$1,558,012	$6,385,372	$2,441,989	$6,532	$(3,890,906)	$6,500,999
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$318,439	$38,080	$4,236	$544	$361,299
Accrued liabilities	—	329,625	73,479	58	—	403,162
Other current liabilities	—	3,426	—	—	—	3,426
Total current liabilities	—	651,490	111,559	4,294	544	767,887
Long-term liabilities:
Long-term debt	—	2,945,906	—	—	—	2,945,906
Deferred income taxes	—	1,002,982	—	—	—	1,002,982
Other long-term liabilities	—	226,982	(770)	—	—	226,212
Total long-term liabilities	—	4,175,870	(770)	—	—	4,175,100
Total shareholders’ equity	1,558,012	1,558,012	2,331,200	2,238	(3,891,450)	1,558,012
Total liabilities and shareholders’ equity	$1,558,012	$6,385,372	$2,441,989	$6,532	$(3,890,906)	$6,500,999

	Fiscal year ended August 2, 2008 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,854,429	$746,107	$—	$—	$4,600,536
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,460,441	473,729	798	—	2,934,968
Selling, general and administrative expenses (excluding depreciation)	—	906,014	140,086	(653)	—	1,045,447
Income from credit card program	—	(59,131)	(6,596)	—	—	(65,727)
Depreciation expense	—	129,812	17,678	921	—	148,411
Amortization of customer lists and favorable lease commitments	—	60,360	11,832	—	—	72,192
Other (income) expense, net	—	(32,450)	31,261	—	—	(1,189)
Operating earnings (loss)	—	389,383	78,117	(1,066)	—	466,434
Interest expense, net	—	239,795	10	—	—	239,805
Intercompany royalty charges (income)	—	273,584	(273,584)	—	—	—
Equity in earnings of subsidiaries	(142,813)	(350,625)	—	—	493,438	—
Earnings (loss) from continuing operations before income taxes	142,813	226,629	351,691	(1,066)	(493,438)	226,629
Income taxes	—	83,816	—	—	—	83,816
Net earnings (loss)	$142,813	$142,813	$351,691	$(1,066)	$(493,438)	$142,813

	Fiscal year ended July 28, 2007 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,700,513	$689,563	$—	$—	$4,390,076
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,316,301	436,749	764	—	2,753,814
Selling, general and administrative expenses (excluding depreciation)	—	880,136	135,613	(609)	—	1,015,140
Income from credit card program	—	(59,090)	(6,633)	—	—	(65,723)
Depreciation expense	—	116,984	19,099	385	—	136,468
Amortization of customer lists and favorable lease commitments	—	60,500	11,765	—	—	72,265
Other (income) expense, net	—	(9,816)	11,125	—	—	1,309
Operating earnings (loss)	—	395,498	81,845	(540)	—	476,803
Interest expense, net	—	259,801	4	—	—	259,805
Intercompany royalty charges (income)	—	276,095	(276,095)	—	—	—
Equity in earnings of subsidiaries	(111,932)	(334,625)	—	—	446,557	—
Earnings (loss) from continuing operations before income taxes	111,932	194,227	357,936	(540)	(446,557)	216,998
Income taxes	—	82,295	—	—	—	82,295
Earnings (loss) from continuing operations	111,932	111,932	357,936	(540)	(446,557)	134,703
Loss from discontinued operations, net of taxes	—	—	—	(21,282)	(1,489)	(22,771)
Net earnings (loss)	$111,932	$111,932	$357,936	$(21,822)	$(448,046)	$111,932

	Forty-three weeks ended July 29, 2006 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,885,321	$512,007	$410	$—	$3,397,738
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,885,917	332,938	583	—	2,219,438
Selling, general and administrative expenses (excluding depreciation)	—	704,720	97,767	(132)	—	802,355
Income from credit card program	—	(44,765)	(4,588)	—	—	(49,353)
Depreciation expense	—	89,545	17,028	377	—	106,950
Amortization of customer lists and favorable lease commitments	—	49,880	9,760	—	—	59,640
Operating earnings (loss)	—	200,024	59,102	(418)	—	258,708
Interest expense, net	—	217,665	—	—	—	217,665
Intercompany royalty charges (income)	—	201,879	(201,879)	—	—	—
Equity in earnings of subsidiaries	(12,455)	(246,570)	—	—	259,025	—
Earnings (loss) from continuing operations before income taxes	12,455	27,050	260,981	(418)	(259,025)	41,043
Income taxes	—	14,595	—	—	—	14,595
Earnings (loss) from continuing operations	12,455	12,455	260,981	(418)	(259,025)	26,448
(Loss) earnings from discontinued operations, net of taxes	—	—	—	(14,251)	258	(13,993)
Net earnings (loss)	$12,455	$12,455	$260,981	$(14,669)	$(258,767)	$12,455

	Nine weeks ended October 1, 2005 (Predecessor)
(in thousands)	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$530,667	$101,556	$149	$—	$632,372
Cost of goods sold including buying and occupancy costs (excluding depreciation)	312,454	58,986	102	—	371,542
Selling, general and administrative expenses (excluding depreciation)	135,279	20,491	(138)	—	155,632
Income from credit card program	(6,994)	(824)	—	—	(7,818)
Depreciation expense	16,118	3,015	76	—	19,209
Other expense, net	23,544	—	—	—	23,544
Operating earnings	50,266	19,888	109	—	70,263
Interest income, net	(910)	—	—	—	(910)
Intercompany royalty charges (income)	46,240	(46,240)	—	—	—
Equity in earnings of subsidiaries	(65,444)	—	—	65,444	—
Earnings (loss) from continuing operations before income taxes	70,380	66,128	109	(65,444)	71,173
Income taxes	26,226	—	—	—	26,226
Earnings (loss) from continuing operations	44,154	66,128	109	(65,444)	44,947
(Loss) earnings from discontinued operations, net of taxes	—	—	(1,346)	553	(793)
Net earnings (loss)	$44,154	$66,128	$(1,237)	$(64,891)	$44,154

	Fiscal year ended August 2, 2008 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$142,813	$142,813	$351,691	$(1,066)	$(493,438)	$142,813
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	—	204,389	29,510	921	—	234,820
Deferred income taxes	—	(44,627)	—	—	—	(44,627)
Impairment of Horchow tradename	—	—	31,261	—	—	31,261
Gain on curtailment of defined benefit retirement obligations	—	(32,450)	—	—	—	(32,450)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	21,677	320	—	—	21,997
Intercompany royalty income payable (receivable)	—	273,584	(273,584)	—	—	—
Equity in earnings of subsidiaries	(142,813)	(350,625)	—	—	493,438	—
Changes in operating assets and liabilities, net	—	60,247	(128,006)	(730)	—	(68,489)
Net cash provided by (used for) operating activities	—	275,008	11,192	(875)	—	285,325
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(172,237)	(11,787)	572	—	(183,452)
Purchases of short-term investments	—	(10,000)	—	—	—	(10,000)
Sales of short-term investments	—	10,000	—	—	—	10,000
Net cash (used for) provided by investing activities	—	(172,237)	(11,787)	572	—	(183,452)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(3,900)	—	—	—	(3,900)
Net cash used for financing activities	—	(3,900)	—	—	—	(3,900)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	98,871	(595)	(303)	—	97,973
Beginning balance	—	139,333	1,196	678	—	141,207
Ending balance	$—	$238,204	$601	$375	$—	$239,180

	Fiscal year ended July 28, 2007 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$111,932	$111,932	$357,936	$(21,822)	$(448,046)	$111,932
Loss from discontinued operations	—	—	—	21,282	1,489	22,771
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	—	191,625	30,864	385	—	222,874
Deferred income taxes	—	(60,522)	—	—	—	(60,522)
Impairment of Horchow tradename	—	—	11,473	—	—	11,473
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	27,701	(7,170)	—	—	20,531
Intercompany royalty income payable (receivable)	—	276,095	(276,095)	—	—	—
Equity in earnings of subsidiaries	(111,932)	(334,625)	—	—	446,557	—
Changes in operating assets and liabilities, net	—	37,744	(108,511)	11,535	—	(59,232)
Net cash provided by continuing operating activities	—	249,950	8,497	11,380	—	269,827
Net cash used for discontinued operations	—	—	—	(10,918)	—	(10,918)
Net cash provided by operating activities	—	249,950	8,497	462	—	258,909
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(139,775)	(8,287)	185	—	(147,877)
Payment to minority interest holder in Kate Spade LLC	—	(59,400)	—	—	—	(59,400)
Net proceeds from sale of Kate Spade LLC	—	121,469	—	—	—	121,469
Net cash (used for) provided by continuing investing activities	—	(77,706)	(8,287)	185	—	(85,808)
Net cash used for discontinued operations	—	—	—	(128)	—	(128)
Net cash (used for) provided by investing activities	—	(77,706)	(8,287)	57	—	(85,936)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(254,918)	—	—	—	(254,918)
Debt issuance costs paid	—	(1,449)	—	—	—	(1,449)
Proceeds from purchase of common stock	—	1,148	—	—	—	1,148
Net cash used for continuing financing activities	—	(255,219)	—	—	—	(255,219)
Net cash used for discontinued operations	—	—	—	(1,675)	—	(1,675)
Net cash used for financing activities	—	(255,219)	—	(1,675)	—	(256,894)
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(82,975)	210	(1,156)	—	(83,921)
Beginning balance	—	222,308	986	1,834	—	225,128
Ending balance	$—	$139,333	$1,196	$678	$—	$141,207

	Forty-three weeks ended July 29, 2006 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$12,455	$12,455	$260,981	$(14,669)	$(258,767)	$12,455
Loss (earnings) from discontinued operations	—	—	—	14,251	(258)	13,993
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	—	151,153	26,788	377	—	178,318
Deferred income taxes	—	(65,620)	—	—	—	(65,620)
Non-cash charges related to step-up in carrying value of inventory	—	32,890	5,177	—	—	38,067
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	18,696	1,590	(1,256)	—	19,030
Intercompany royalty income payable (receivable)	—	201,878	(201,878)	—	—	—
Equity in earnings of subsidiaries	(12,455)	(246,570)	—	—	259,025	—
Changes in operating assets and liabilities, net	—	253,825	(81,204)	16,282	—	188,903
Net cash provided by continuing operating activities	—	358,707	11,454	14,985	—	385,146
Net cash used for discontinued operations	—	—	—	(4,381)	—	(4,381)
Net cash provided by operating activities	—	358,707	11,454	10,604	—	380,765
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(126,546)	(11,390)	(276)	—	(138,212)
Acquisition of The Neiman Marcus Group, Inc.	—	(5,156,423)	—	—	—	(5,156,423)
Net proceeds from the Gurwitch Disposition	—	40,752	—	—	—	40,752
Intercompany (receivable) payable	(1,427,739)	—	—	—	1,427,739	—
Net cash (used for) provided by continuing investing activities	(1,427,739)	(5,242,217)	(11,390)	(276)	1,427,739	(5,253,883)
Net cash used for discontinued operations	—	—	—	(5,919)	—	(5,919)
Net cash (used for) provided by investing activities	(1,427,739)	(5,242,217)	(11,390)	(6,195)	1,427,739	(5,259,802)
CASH FLOWS—FINANCING ACTIVITIES
Proceeds from borrowings	—	3,325,000	—	—	—	3,325,000
Repayment of borrowings	—	(385,812)	—	—	—	(385,812)
Debt issuance costs paid	—	(102,854)	—	—	—	(102,854)
Cash equity contributions	1,427,739	1,427,739	—	—	(1,427,739)	1,427,739
Net cash provided by (used for) continuing financing activities	1,427,739	4,264,073	—	—	(1,427,739)	4,264,073
Net cash used for discontinued operations	—	—	—	(4,168)	—	(4,168)
Net cash provided by (used for) financing activities	1,427,739	4,264,073	—	(4,168)	(1,427,739)	4,259,905
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(619,437)	64	241	—	(619,132)
Beginning balance	—	841,745	922	1,593	—	844,260
Ending balance	—	222,308	986	1,834	—	225,128
Less cash of discontinued operations	—	—	—	1,388	—	1,388
Ending balance	$—	$222,308	$986	$446	$—	$223,740

	Nine weeks ended October 1, 2005 (Predecessor)
(in thousands)	NMG	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$44,154	$66,128	$(1,237)	$(64,891)	$44,154
Loss (earnings) from discontinued operations	—	—	1,346	(553)	793
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	16,214	3,015	76	—	19,305
Deferred income taxes	(7,318)	—	—	—	(7,318)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	14,997	254	493	—	15,744
Intercompany royalty income payable (receivable)	46,240	(46,240)	—	—	—
Equity in earnings of subsidiaries	(65,444)	—	—	65,444	—
Changes in operating assets and liabilities, net	505,357	(20,294)	(534,208)	—	(49,145)
Net cash provided by (used for) continuing operating activities	554,200	2,863	(533,530)	—	23,533
Net cash used for discontinued operations	—	—	(4,098)	—	(4,098)
Net cash provided by (used for) operating activities	554,200	2,863	(537,628)	—	19,435
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	(22,455)	(2,736)	(384)	—	(25,575)
Net cash used for continuing investing activities	(22,455)	(2,736)	(384)	—	(25,575)
Net cash used for discontinued operations	—	—	(736)	—	(736)
Net cash used for investing activities	(22,455)	(2,736)	(1,120)	—	(26,311)
CASH FLOWS—FINANCING ACTIVITIES
Cash dividends paid	(7,346)	—	—	—	(7,346)
Net cash used for continuing financing activities	(7,346)	—	—	—	(7,346)
Net cash provided by discontinued operations	—	—	5,000	—	5,000
Net cash (used for) provided by financing activities	(7,346)	—	5,000	—	(2,346)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	524,399	127	(533,748)	—	(9,222)
Beginning balance	317,346	795	535,341	—	853,482
Ending balance	841,745	922	1,593	—	844,260
Less cash of discontinued operations	—	—	1,056	—	1,056
Ending balance	$841,745	$922	$537	$—	$843,204

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

	August 2, 2008 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$238,204	$976	$—	$239,180
Merchandise inventories	—	884,808	93,236	—	978,044
Other current assets	—	163,839	8,697	—	172,536
Total current assets	—	1,286,851	102,909	—	1,389,760
Property and equipment, net	—	939,522	135,772	—	1,075,294
Goodwill and intangible assets, net	—	1,889,445	2,153,172	—	4,042,617
Other assets	—	75,249	—	—	75,249
Investments in subsidiaries	1,676,519	2,288,802	—	(3,965,321)	—
Total assets	$1,676,519	$6,479,869	$2,391,853	$(3,965,321)	$6,582,920
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$338,095	$33,646	$—	$371,741
Accrued liabilities	—	289,352	70,047	—	359,399
Other current liabilities	—	1,695	—	—	1,695
Total current liabilities	—	629,142	103,693	—	732,835
Long-term liabilities:
Long-term debt	—	2,946,102	—	—	2,946,102
Deferred income taxes	—	929,970	—	—	929,970
Other long-term liabilities	—	298,136	(642)	—	297,494
Total long-term liabilities	—	4,174,208	(642)	—	4,173,566
Total shareholders’ equity	1,676,519	1,676,519	2,288,802	(3,965,321)	1,676,519
Total liabilities and shareholders’ equity	$1,676,519	$6,479,869	$2,391,853	$(3,965,321)	$6,582,920

	July 28, 2007 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$139,333	$1,874	$—	$141,207
Merchandise inventories	—	821,749	96,520	—	918,269
Other current assets	—	142,632	12,317	544	155,493
Total current assets	—	1,103,714	110,711	544	1,214,969
Property and equipment, net	—	901,072	142,639	—	1,043,711
Goodwill and intangible assets, net	—	1,945,040	2,194,979	—	4,140,019
Other assets	—	102,108	192	—	102,300
Investments in subsidiaries	1,558,012	2,333,438	—	(3,891,450)	—
Total assets	$1,558,012	$6,385,372	$2,448,521	$(3,890,906)	$6,500,999
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$318,439	$42,316	$544	$361,299
Accrued liabilities	—	329,625	73,537	—	403,162
Other current liabilities	—	3,426	—	—	3,426
Total current liabilities	—	651,490	115,853	544	767,887
Long-term liabilities:
Long-term debt	—	2,945,906	—	—	2,945,906
Deferred income taxes	—	1,002,982	—	—	1,002,982
Other long-term liabilities	—	226,982	(770)	—	226,212
Total long-term liabilities	—	4,175,870	(770)	—	4,175,100
Total shareholders’ equity	1,558,012	1,558,012	2,333,438	(3,891,450)	1,558,012
Total liabilities and shareholders’ equity	$1,558,012	$6,385,372	$2,448,521	$(3,890,906)	$6,500,999

	Fiscal year ended August 2, 2008 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,854,429	$746,107	$—	$4,600,536
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,460,441	474,527	—	2,934,968
Selling, general and administrative expenses (excluding depreciation)	—	906,014	139,433	—	1,045,447
Income from credit card program	—	(59,131)	(6,596)	—	(65,727)
Depreciation expense	—	129,812	18,599	—	148,411
Amortization of customer lists and favorable lease commitments	—	60,360	11,832	—	72,192
Other (income) expense, net	—	(32,450)	31,261	—	(1,189)
Operating earnings	—	389,383	77,051	—	466,434
Interest expense, net	—	239,795	10	—	239,805
Intercompany royalty charges (income)	—	273,584	(273,584)	—	—
Equity in earnings of subsidiaries	(142,813)	(350,625)	—	493,438	—
Earnings (loss) from continuing operations before income taxes	142,813	226,629	350,625	(493,438)	226,629
Income taxes	—	83,816	—	—	83,816
Net earnings (loss)	$142,813	$142,813	$350,625	$(493,438)	$142,813

	Fiscal year ended July 28, 2007 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,700,513	$689,563	$—	$4,390,076
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,316,301	437,513	—	2,753,814
Selling, general and administrative expenses (excluding depreciation)	—	880,136	135,004	—	1,015,140
Income from credit card program	—	(59,090)	(6,633)	—	(65,723)
Depreciation expense	—	116,984	19,484	—	136,468
Amortization of customer lists and favorable lease commitments	—	60,500	11,765	—	72,265
Other (income) expense, net	—	(9,816)	11,125	—	1,309
Operating earnings	—	395,498	81,305	—	476,803
Interest expense, net	—	259,801	4	—	259,805
Intercompany royalty charges (income)	—	276,095	(276,095)	—	—
Equity in earnings of subsidiaries	(111,932)	(334,625)	—	446,557	—
Earnings (loss) from continuing operations before income taxes	111,932	194,227	357,396	(446,557)	216,998
Income taxes	—	82,295	—	—	82,295
Earnings (loss) from continuing operations	111,932	111,932	357,396	(446,557)	134,703
Loss from discontinued operations, net of taxes	—	—	(21,282)	(1,489)	(22,771)
Net earnings (loss)	$111,932	$111,932	$336,114	$(448,046)	$111,932

	Forty-three weeks ended July 29, 2006 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,885,321	$512,417	$—	$3,397,738
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,885,917	333,521	—	2,219,438
Selling, general and administrative expenses (excluding depreciation)	—	704,720	97,635	—	802,355
Income from credit card program	—	(44,765)	(4,588)	—	(49,353)
Depreciation expense	—	89,545	17,405	—	106,950
Amortization of customer lists and favorable lease commitments	—	49,880	9,760	—	59,640
Operating earnings	—	200,024	58,684	—	258,708
Interest expense, net	—	217,665	—	—	217,665
Intercompany royalty charges (income)	—	201,879	(201,879)	—	—
Equity in earnings of subsidiaries	(12,455)	(246,570)	—	259,025	—
Earnings (loss) from continuing operations before income taxes	12,455	27,050	260,563	(259,025)	41,043
Income taxes	—	14,595	—	—	14,595
Earnings (loss) from continuing operations	12,455	12,455	260,563	(259,025)	26,448
(Loss) earnings from discontinued operations, net of taxes	—	—	(14,251)	258	(13,993)
Net earnings (loss)	$12,455	$12,455	$246,312	$(258,767)	$12,455

	Nine weeks ended October 1, 2005 (Predecessor)
(in thousands)	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$530,667	$101,705	$—	$632,372
Cost of goods sold including buying and occupancy costs (excluding depreciation)	312,454	59,088	—	371,542
Selling, general and administrative expenses (excluding depreciation)	135,279	20,353	—	155,632
Income from credit card program	(6,994)	(824)	—	(7,818)
Depreciation expense	16,118	3,091	—	19,209
Other expense, net	23,544	—	—	23,544
Operating earnings	50,266	19,997	—	70,263
Interest income, net	(910)	—	—	(910)
Intercompany royalty charges (income)	46,240	(46,240)	—	—
Equity in earnings of subsidiaries	(65,444)	—	65,444	—
Earnings (loss) from continuing operations before income taxes	70,380	66,237	(65,444)	71,173
Income taxes	26,226	—	—	26,226
Earnings (loss) from continuing operations	44,154	66,237	(65,444)	44,947
(Loss) earnings from discontinued operations, net of taxes	—	(1,346)	553	(793)
Net earnings (loss)	$44,154	$64,891	$(64,891)	$44,154

	Fiscal year ended August 2, 2008 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$142,813	$142,813	$350,625	$(493,438)	$142,813
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	—	204,389	30,431	—	234,820
Deferred income taxes	—	(44,627)	—	—	(44,627)
Impairment of Horchow tradename	—	—	31,261	—	31,261
Gain on curtailment of defined benefit retirement obligations	—	(32,450)	—	—	(32,450)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	21,677	320	—	21,997
Intercompany royalty income payable (receivable)	—	273,584	(273,584)	—	—
Equity in earnings of subsidiaries	(142,813)	(350,625)	—	493,438	—
Changes in operating assets and liabilities, net	—	60,247	(128,736)	—	(68,489)
Net cash provided by operating activities	—	275,008	10,317	—	285,325
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(172,237)	(11,215)	—	(183,452)
Purchases of short-term investments	—	(10,000)	—	—	(10,000)
Sales of short-term investments	—	10,000	—	—	10,000
Net cash used for investing activities	—	(172,237)	(11,215)	—	(183,452)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(3,900)	—	—	(3,900)
Net cash used for financing activities	—	(3,900)	—	—	(3,900)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	98,871	(898)	—	97,973
Beginning balance	—	139,333	1,874	—	141,207
Ending balance	$—	$238,204	$976	$—	$239,180

	Fiscal year ended July 28, 2007 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$111,932	$111,932	$336,114	$(448,046)	$111,932
Loss from discontinued operations	—	—	21,282	1,489	22,771
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	—	191,625	31,249	—	222,874
Deferred income taxes	—	(60,522)	—	—	(60,522)
Impairment of Horchow tradename	—	—	11,473	—	11,473
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	27,701	(7,170)	—	20,531
Intercompany royalty income payable (receivable)	—	276,095	(276,095)	—	—
Equity in earnings of subsidiaries	(111,932)	(334,625)	—	446,557	—
Changes in operating assets and liabilities, net	—	37,744	(96,976)	—	(59,232)
Net cash provided by continuing operating activities	—	249,950	19,877	—	269,827
Net cash used for discontinued operations	—	—	(10,918)	—	(10,918)
Net cash provided by operating activities	—	249,950	8,959	—	258,909
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(139,775)	(8,102)	—	(147,877)
Payment to minority interest holder in Kate Spade	—	(59,400)	—	—	(59,400)
Net proceeds from sale of Kate Spade	—	121,469	—	—	121,469
Net cash used for continuing investing activities	—	(77,706)	(8,102)	—	(85,808)
Net cash used for discontinued operations	—	—	(128)	—	(128)
Net cash used for investing activities	—	(77,706)	(8,230)	—	(85,936)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(254,918)	—	—	(254,918)
Debt issuance costs paid	—	(1,449)	—	—	(1,449)
Proceeds from purchase of common stock	—	1,148	—	—	1,148
Net cash used for continuing financing activities	—	(255,219)	—	—	(255,219)
Net cash used for discontinued operations	—	—	(1,675)	—	(1,675)
Net cash used for financing activities	—	(255,219)	(1,675)	—	(256,894)
CASH AND CASH EQUIVALENTS
Decrease during the period	—	(82,975)	(946)	—	(83,921)
Beginning balance	—	222,308	2,820	—	225,128
Ending balance	$—	$139,333	$1,874	$—	$141,207

	Forty-three weeks ended July 29, 2006 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$12,455	$12,455	$246,312	$(258,767)	$12,455
Loss (earnings) from discontinued operations	—	—	14,251	(258)	13,993
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	—	151,153	27,165	—	178,318
Deferred income taxes	—	(65,620)	—	—	(65,620)
Non-cash charges related to step-up in carrying value of inventory	—	32,890	5,177	—	38,067
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	18,696	334	—	19,030
Intercompany royalty income payable (receivable)	—	201,878	(201,878)	—	—
Equity in earnings of subsidiaries	(12,455)	(246,570)	—	259,025	—
Changes in operating assets and liabilities, net	—	253,825	(64,922)	—	188,903
Net cash provided by continuing operating activities	—	358,707	26,439	—	385,146
Net cash used for discontinued operations	—	—	(4,381)	—	(4,381)
Net cash provided by operating activities	—	358,707	22,058	—	380,765
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(126,546)	(11,666)	—	(138,212)
Acquisition of The Neiman Marcus Group, Inc.	—	(5,156,423)	—	—	(5,156,423)
Net proceeds from the Gurwitch Disposition	—	40,752	—	—	40,752
Intercompany (receivable) payable	(1,427,739)	—	—	1,427,739	—
Net cash (used for) provided by continuing investing activities	(1,427,739)	(5,242,217)	(11,666)	1,427,739	(5,253,883)
Net cash used for discontinued operations	—	—	(5,919)	—	(5,919)
Net cash (used for) provided by investing activities	(1,427,739)	(5,242,217)	(17,585)	1,427,739	(5,259,802)
CASH FLOWS—FINANCING ACTIVITIES
Proceeds from borrowings	—	3,325,000	—	—	3,325,000
Repayment of borrowings	—	(385,812)	—	—	(385,812)
Debt issuance costs paid	—	(102,854)	—	—	(102,854)
Cash equity contributions	1,427,739	1,427,739	—	(1,427,739)	1,427,739
Net cash provided by (used for) continuing financing activities	1,427,739	4,264,073	—	(1,427,739)	4,264,073
Net cash used for discontinued operations	—	—	(4,168)	—	(4,168)
Net cash provided by (used for) financing activities	1,427,739	4,264,073	(4,168)	(1,427,739)	4,259,905
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(619,437)	305	—	(619,132)
Beginning balance	—	841,745	2,515	—	844,260
Ending balance	—	222,308	2,820	—	225,128
Less cash of discontinued operations	—	—	1,388	—	1,388
Ending balance	$—	$222,308	$1,432	$—	$223,740

	Nine weeks ended October 1, 2005 (Predecessor)
(in thousands)	NMG	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$44,154	$64,891	$(64,891)	$44,154
Loss (earnings) from discontinued operations	—	1,346	(553)	793
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	16,214	3,091	—	19,305
Deferred income taxes	(7,318)	—	—	(7,318)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	14,997	747	—	15,744
Intercompany royalty income payable (receivable)	46,240	(46,240)	—	—
Equity in earnings of subsidiaries	(65,444)	—	65,444	—
Changes in operating assets and liabilities, net	505,357	(554,502)	—	(49,145)
Net cash provided by (used for) continuing operating activities	554,200	(530,667)	—	23,533
Net cash used for discontinued operations	—	(4,098)	—	(4,098)
Net cash provided by (used for) operating activities	554,200	(534,765)	—	19,435
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	(22,455)	(3,120)	—	(25,575)
Net cash used for continuing investing activities	(22,455)	(3,120)	—	(25,575)
Net cash used for discontinued operations	—	(736)	—	(736)
Net cash used for investing activities	(22,455)	(3,856)	—	(26,311)
CASH FLOWS—FINANCING ACTIVITIES
Cash dividends paid	(7,346)	—	—	(7,346)
Net cash used for continuing financing activities	(7,346)	—	—	(7,346)
Net cash provided by discontinued operations	—	5,000	—	5,000
Net cash (used for) provided by financing activities	(7,346)	5,000	—	(2,346)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	524,399	(533,621)	—	(9,222)
Beginning balance	317,346	536,136	—	853,482
Ending balance	841,745	2,515	—	844,260
Less cash of discontinued operations	—	1,056	—	1,056
Ending balance	$841,745	$1,459	$—	$843,204

NOTE 19.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Fiscal year 2008
(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
			(Successor)
Revenues	$1,132.2	$1,373.8	$1,062.2	$1,032.3	$4,600.5
Gross profit (1)	$465.1	$460.6	$425.2	$314.7	$1,665.6
Net earnings (loss) (2)	$78.8	$44.3	$55.4	$(35.7)	$142.8

	Fiscal year 2007
(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
			(Successor)
Revenues	$1,039.2	$1,295.8	$1,073.4	$981.7	$4,390.1
Gross profit (1)	$432.4	$445.6	$445.5	$312.8	$1,636.3
Earnings (loss) from continuing operations (3)	$51.4	$38.2	$60.9	$(15.9)	$134.7
(Loss) earnings from discontinued operations, net of tax	$(24.2)	$2.8	$(1.4)	$0.0	$(22.8)
Net earnings (loss)	$27.2	$41.0	$59.5	$(15.9)	$111.9

(1)	Gross profit includes revenues less cost of goods sold including buying and occupancy costs (excluding depreciation).

(2)

For fiscal year 2008, net earnings include 1) $32.5 million of other income related to a one-time pension curtailment gain in the first quarter as a result of our decision to freeze certain Pension and SERP benefits as of December 31, 2007, offset by 2) $31.3 million pretax impairment charge related to the writedown to fair value of the net carrying value of the Horchow tradename in the fourth quarter.

(3)

For fiscal year 2007, earnings from continuing operations includes 1) $11.5 million pretax impairment charge related to the writedown to fair value of the net carrying value of the Horchow tradename recorded in the fourth quarter, offset by 2) $4.2 million of other income we received in connection with the merger of Wedding Channel.com, in which we held a minority interest, and The Knot recorded in the first quarter and 3) $6.0M of other income related to aged, non-escheatable gift cards recorded in the fourth quarter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEIMAN MARCUS, INC.

By:	/s/ NELSON A. BANGS
Nelson A. Bangs Senior Vice President and General Counsel

Dated: September 24, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Signature	Title	Date

/s/ BURTON M. TANSKY	President and Chief Executive	September 24, 2008
Burton M. Tansky	Officer, Director

/s/ JAMES E. SKINNER	Executive Vice President and Chief
James E. Skinner	Financial Officer	September 24, 2008
(principal financial officer)

/s/ T. DALE STAPLETON	Vice President and Controller	September 24, 2008
T. Dale Stapleton	(principal accounting officer)

/s/ DAVID A. BARR	Director	September 24, 2008
David A. Barr

/s/ JONATHAN COSLET	Director	September 24, 2008
Jonathan Coslet

/s/ JAMES G. COULTER	Director	September 24, 2008
James G. Coulter

/s/ JOHN G. DANHAKL	Director	September 24, 2008
John G. Danhakl

/s/ SIDNEY LAPIDUS	Director	September 24, 2008
Sidney Lapidus

/s/ KEWSONG LEE	Director	September 24, 2008
Kewsong Lee

/s/ CARRIE WHEELER	Director	September 24, 2008
Carrie Wheeler

SCHEDULE II

Neiman Marcus, Inc.

Valuation and Qualifying Accounts and Reserves

(in thousands)

Three years ended August 2, 2008

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Year ended August 2, 2008 (Successor)(B)
Reserve for estimated sales returns	$48,819	$645,095	$—	$(648,872	)(A)	$45,042

Year ended July 28, 2007 (Successor)(B)
Reserve for estimated sales returns	$43,742	$606,263	$—	$(601,186	)(A)	$48,819

Forty-three weeks ended July 29, 2006 (Successor) (B)
Reserve for estimated sales returns	$45,180	$445,398	$—	$(446,836	)(A)	$43,742

Nine weeks ended October 1, 2005 (Predecessor) (B)
Reserve for estimated sales returns	$35,170	$90,653	$—	$(80,643	)(A)	$45,180

(A)	Gross margin on actual sales returns, net of commissions.

(B)	All periods presented have been adjusted to exclude the operations of Gurwitch Products, L.L.C. and Kate Spade LLC.