Form 10-Q
period 2008-11-01
Neiman Marcus, Inc.
filed 2008-12-10
CIK 1358651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 1, 2008

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

There were 1,012,919 shares of the registrant’s common stock, par value $.01 per share, outstanding at November 1, 2008.

NEIMAN MARCUS, INC.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except shares)	November 1, 2008	August 2, 2008	October 27, 2007

ASSETS
Current assets:
Cash and cash equivalents	$115,350	$239,180	$80,556
Merchandise inventories	1,084,308	978,044	1,085,511
Deferred income taxes	32,659	32,659	39,728
Other current assets	115,352	113,776	101,191
Total current assets	1,347,669	1,363,659	1,306,986

Property and equipment, net	1,068,467	1,075,294	1,057,994
Goodwill and intangible assets, net	4,024,580	4,042,617	4,131,294
Other assets	74,776	75,249	91,250
Total assets	$6,515,492	$6,556,819	$6,587,524

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$249,624	$345,640	$326,174
Accrued liabilities	399,366	359,399	442,642
Other current liabilities	1,238	1,695	3,470
Total current liabilities	650,228	706,734	772,286

Long-term liabilities:
Long-term debt	2,946,150	2,946,102	2,945,955
Deferred income taxes	916,072	929,970	982,492
Deferred real estate credits, net	89,865	84,019	67,179
Other long-term liabilities	230,576	213,475	193,895
Total long-term liabilities	4,182,663	4,173,566	4,189,521

Common stock (par value $0.01 per share, 5,000,000 shares authorized and 1,012,919 shares issued and outstanding at November 1, 2008, August 2, 2008 and October 27, 2007)	10	10	10
Additional paid-in capital	1,420,106	1,418,473	1,413,889
Accumulated other comprehensive (loss) income	(17,593)	(9,164)	8,673
Retained earnings	280,078	267,200	203,145
Total shareholders’ equity	1,682,601	1,676,519	1,625,717
Total liabilities and shareholders’ equity	$6,515,492	$6,556,819	$6,587,524

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

(in thousands)	Thirteen weeks ended November 1, 2008	Thirteen weeks ended October 27, 2007

Revenues	$985,787	$1,132,243
Cost of goods sold including buying and occupancy costs (excluding depreciation)	617,743	667,137
Selling, general and administrative expenses (excluding depreciation)	242,829	271,975
Income from credit card program	(13,001)	(17,294)
Depreciation expense	38,599	35,135
Amortization of customer lists	13,568	13,611
Amortization of favorable lease commitments	4,469	4,385
Other income	—	(32,450)

Operating earnings	81,580	189,744

Interest expense, net	57,845	61,223

Earnings before income taxes	23,735	128,521

Income taxes	10,857	49,763

Net earnings	$12,878	$78,758

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)	Thirteen weeks ended November 1, 2008	Thirteen weeks ended October 27, 2007

CASH FLOWS - OPERATING ACTIVITIES
Net earnings	$12,878	$78,758
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	60,190	56,685
Deferred income taxes	(8,722)	(9,180)
Gain on curtailment of defined benefit retirement obligations	—	(32,450)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	4,143	8,171
	68,489	101,984
Changes in operating assets and liabilities:
Merchandise inventories	(106,264)	(167,242)
Other current assets	(1,576)	(7,654)
Other assets	(3,293)	(1,637)
Accounts payable and accrued liabilities	(54,209)	46,661
Deferred real estate credits	6,973	14,064
Net cash used for operating activities	(89,880)	(13,824)
CASH FLOWS – INVESTING ACTIVITIES
Capital expenditures	(33,461)	(46,038)
Purchases of short-term investments	—	(10,000)
Sales of short-term investments	—	10,000
Net cash used for investing activities	(33,461)	(46,038)
CASH FLOWS – FINANCING ACTIVITIES
Repayment of borrowings	(489)	(789)
Net cash used for financing activities	(489)	(789)
CASH AND CASH EQUIVALENTS
Decrease during the period	(123,830)	(60,651)
Beginning balance	239,180	141,207
Ending balance	$115,350	$80,556

Supplemental Schedule of Cash Flow Information

Cash paid during the period for:
Interest	$66,643	$70,185
Income taxes	$1,849	$7,994
Noncash activities:
Adjustments to goodwill related to pre-acquisition tax contingencies	$—	$9,133

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.              Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended August 2, 2008.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the applicable interim periods.  Additionally, the accompanying unaudited condensed consolidated financial statements include the amounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

The specialty retail industry is seasonal in nature, with a higher level of sales typically generated in the fall and holiday selling seasons.  Due to seasonal and other factors, the results of operations for the first quarter of fiscal year 2009 are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

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

Our fiscal year ends on the Saturday closest to July 31.  All references to the first quarter of fiscal year 2009 relate to the thirteen weeks ended November 1, 2008.  All references to the first quarter of fiscal year 2008 relate to the thirteen weeks ended October 27, 2007.

A detailed description of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended August 2, 2008.

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

Recent Accounting Pronouncements.  As more fully explained in Note 4, we adopted in the first quarter of fiscal year 2009 Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance for using fair value to measure certain assets and liabilities.  SFAS 157 applies whenever another standard requires or permits assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value to any new circumstances.

In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 is effective for fiscal years beginning after November 15, 2008, or our fiscal year ending July 31, 2010.  We have not yet evaluated the impact of adopting FSP 157-2 on our consolidated financial statements.

In the first quarter of fiscal year 2009, we adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  We chose not to elect the fair value option.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161).  SFAS 161 enhances current disclosures related to derivative instruments and hedging activities to provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or our second fiscal quarter ending January 31, 2009.  We have not yet evaluated the impact, if any, of adopting the disclosure requirements of SFAS 161.

2.              Goodwill and Intangible Assets, Net

(in thousands)	November 1, 2008	August 2, 2008	October 27, 2007

Goodwill	$1,611,191	$1,611,191	$1,614,273
Tradenames	1,579,054	1,579,054	1,610,315
Customer lists, net	409,363	422,931	463,772
Favorable lease commitments, net	424,972	429,441	442,934
Goodwill and intangible assets, net	$4,024,580	$4,042,617	$4,131,294

During the fourth quarter of fiscal year 2008, we entered into a negotiated settlement with a state tax authority regarding a state non-filing position which resulted in a reduction to goodwill of $3.0 million related to the resolution of tax uncertainties that existed at the time of the Acquisition.

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

In the fourth quarter of fiscal year 2008, we recorded a $31.3 million pretax impairment charge related to the writedown to fair value of the net carrying value of the Horchow tradename based upon lower revenues and royalty rate expectations with respect to the Horchow brand in light of current operating performance and future operating expectations.  At November 1, 2008, the recorded fair value of the Horchow tradename was $16.6 million.

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

2009	$72,149
2010	72,149
2011	61,438
2012	49,013
2013	46,881
2014	46,881

3.              Long-term Debt

The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	November 1, 2008	August 2, 2008	October 27, 2007

Senior Secured Term Loan Facility	variable	$1,625,000	$1,625,000	$1,625,000
2028 Debentures	7.125%	121,150	121,102	120,955
Senior Notes	9.0%/9.75%	700,000	700,000	700,000
Senior Subordinated Notes	10.375%	500,000	500,000	500,000
Long-term debt		$2,946,150	$2,946,102	$2,945,955

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

As of November 1, 2008, NMG had $576.3 million of unused borrowing availability under the Asset-Based Revolving Credit Facility based on a borrowing base of over $600.0 million and after giving effect to $23.7 million used for letters of credit.  The principal amount of the loans outstanding is due and payable in full on October 6, 2010.

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

All obligations under the Asset-Based Revolving Credit Facility are guaranteed by the Company and certain of NMG’s existing and future domestic subsidiaries (subsidiary guarantors). As of November 1, 2008, NMG’s non-guarantor subsidiaries had immaterial liabilities and the assets of NMG’s non-guarantor subsidiaries aggregated approximately $1.1 million. All obligations under NMG’s Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of the Company, NMG and the subsidiary guarantors.  The Asset-Based Revolving Credit Facility contains a number of customary negative covenants and restrictions, but does not require NMG to comply with any financial ratio maintenance covenants.  For a more detailed description of NMG’s Asset-Based Revolving Credit Facility, refer to our Annual Report on Form 10-K for the fiscal year ended August 2, 2008.

Senior Secured Term Loan Facility.  In October 2005, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility.  NMG voluntarily repaid $100.0 million principal amount of the loans under its Senior Secured Term Loan Facility in fiscal year 2006 and $250 million in fiscal year 2007.

At November 1, 2008, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.57% at November 1, 2008, which margin is subject to adjustment based on contractually defined debt coverage ratios.  At November 1, 2008, the applicable margin with respect to base rate borrowings was 0.75% and the applicable margin with respect to LIBOR borrowings was 1.75%.  Based upon current operating performance expectations, we anticipate the applicable margin with respect to LIBOR borrowings will increase by 0.25% beginning in December 2008.

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

The credit agreement governing the Senior Secured Term Loan Facility contains a number of customary negative covenants that are substantially similar to those governing the Senior Notes and additional covenants related to the security arrangements for the Senior Secured Term Loan Facility. The credit agreement also contains customary affirmative covenants and events of default.  For a more detailed description of the Senior Secured Term Loan Facility, refer to our Annual Report on Form 10-K for the fiscal year ended August 2, 2008.

2028 Debentures.  In May 1998, NMG issued $125.0 million aggregate principal amount of its 7.125% 2028 Debentures. NMG equally and ratably secures its 2028 Debentures by a first lien security interest on certain collateral subject to liens granted under NMG’s Senior Secured Credit Facilities. The 2028 Debentures are guaranteed on an unsecured, senior basis by the Company. NMG’s 2028 Debentures mature on June 1, 2028. For a more detailed description of the 2028 Debentures, refer to our Annual Report on Form 10-K for the fiscal year ended August 2, 2008.

The fair value of the 2028 Debentures at November 1, 2008 was approximately $106.3 million.

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

NMG is not required to make any mandatory redemption or sinking fund payments with respect to the Senior Notes.  The indenture governing the Senior Notes contains a number of customary negative covenants and events of default.  For a more detailed description of NMG’s Senior Notes, refer to our Annual Report on Form 10-K for the fiscal year ended August 2, 2008.

The fair value of NMG’s Senior Notes at November 1, 2008 was approximately $476.0 million.

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

NMG is not required to make any mandatory redemption or sinking fund payments with respect to the Senior Subordinated Notes. The indenture governing the Senior Subordinated Notes contains a number of customary negative covenants and events of defaults.  For a more detailed description of NMG’s Senior Subordinated Notes, refer to our Annual Report on Form 10-K for the fiscal year ended August 2, 2008.

The fair value of NMG’s Senior Subordinated Notes at November 1, 2008 was approximately $342.5 million.

Maturities of Long-Term Debt.  At November 1, 2008, annual maturities of long-term debt during the next five fiscal years and thereafter are as follows (in millions):

2010	$—
2011	—
2012	—
2013	1,625.0
2014	—
Thereafter	1,321.2

The above table does not reflect future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

Interest expense.  The significant components of interest expense are as follows:

(in thousands)	Thirteen weeks ended November 1, 2008	Thirteen weeks ended October 27, 2007

Senior Secured Term Loan Facility	$23,930	$27,976
2028 Debentures	2,227	2,185
Senior Notes	15,750	15,453
Senior Subordinated Notes	12,969	12,724
Amortization of debt issue costs	3,554	3,554
Other	825	832
Total interest expense	59,255	62,724
Less:
Interest income	1,104	855
Capitalized interest	306	646
Interest expense, net	$57,845	$61,223

4.              Fair Value Measurements

In the first quarter of fiscal year 2009, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance for using fair value to measure certain assets and liabilities.  SFAS 157 applies whenever another standard requires or permits assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value to any new circumstances.

SFAS 157 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities includes consideration of non-performance risk, including our own credit risk.

In addition to defining fair value, SFAS 157 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the following three levels:

•	Level 1 – valuation inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

•

Level 2 – valuation inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 – valuation inputs are unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models and similar techniques.

We use derivative financial instruments to help manage our interest rate risk.  Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness. The interest rate swap agreements terminate after five years.  The fair values of the interest rate swaps are estimated using industry standard valuation models using market-based observable inputs including interest rate curves (Level 2).  At November 1, 2008, the fair value of NMG’s interest rate swap agreements was a loss of approximately $47.7 million, which amount is included in other long-term liabilities.

As of the effective date, NMG designated the interest rate swaps as cash flow hedges. As a result, changes in the fair value of NMG’s swaps are recorded subsequent to the effective date as a component of accumulated other comprehensive (loss) income.  At November 1, 2008, we have $29.7 million of unrecognized losses, net of tax, on our interest rate swap agreements included in accumulated other comprehensive (loss) income.

As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.535% to 6.733% per quarter through 2010 and result in an average fixed rate of 6.618%.

5.              Employee Benefit Plans

Description of Benefit Plans.  We sponsor a defined benefit pension plan (Pension Plan) and an unfunded supplemental executive retirement plan (SERP Plan) which provides certain employees additional pension benefits. Benefits under both plans are based on the employees’ years of service and compensation over defined periods of employment. As more fully described below, we froze benefits offered under our Pension and SERP Plans effective December 31, 2007.

Retirees and active employees hired prior to March 1, 1989 are eligible for certain limited postretirement health care benefits (Postretirement Plan) if they meet certain service and minimum age requirements. The cost of these benefits is accrued during the years in which an employee provides services.

We also maintain defined contribution plans consisting of a 401(k) Plan and, in connection with the redesign of our long-term benefits effective January 1, 2008 as more fully described below, a retirement savings plan (RSP) and defined contribution supplemental executive retirement plan (Defined Contribution SERP Plan).  Employees make contributions to the 401(k) Plan and RSP and we match an employee’s contribution up to a maximum of 6% of the employee’s compensation subject to statutory limitations for a potential maximum match of 50% of employee contributions to the 401(k) Plan and 75% of employee contributions to the RSP. We also sponsor an unfunded key employee deferred compensation plan, which provides certain employees with additional benefits.

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

Concurrent with the implementation of the RSP and the Defined Contribution SERP Plan, we froze benefits offered under our Pension and SERP Plans for most employees.  Employees with a minimum of ten years of service and whose age plus years of service equaled at least 65 (Rule of 65) as of December 31, 2007 were allowed either 1) to continue participation in our 401(k) Plan and Pension Plan (and SERP Plan, if eligible) or 2) to freeze the benefits earned under the Pension Plan (and SERP Plan, if eligible) and participate in the RSP. No employee who met vesting requirements forfeited benefits earned prior to December 31, 2007.

In connection with the redesign of our long-term benefits program, we recorded a one-time pension curtailment gain of $32.5 million (recorded as other income in our condensed consolidated statements of earnings) in the first quarter of fiscal year 2008 to reflect the impact of freezing benefits provided under the Pension and SERP Plans as of December 31, 2007.

Costs of Benefits.  The components of the expenses incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

(in thousands)	Thirteen weeks ended November 1, 2008	Thirteen weeks ended October 27, 2007
Pension Plan:
Service cost	$1,431	$4,394
Interest cost	6,038	5,842
Expected return on plan assets	(6,507)	(6,160)
Net amortization of gains	—	(188)
Pension Plan expense	$962	$3,888

Curtailment gain	$—	$26,113

SERP Plan:
Service cost	$162	$468
Interest cost	1,336	1,270
SERP Plan expense	$1,498	$1,738

Curtailment gain	$—	$6,337

Postretirement Plan:
Service cost	$23	$31
Interest cost	336	339
Net amortization of losses (gains)	70	137
Postretirement Plan expense	$429	$507

Benefit Obligations.  Obligations for our employee benefit plans, included in other long-term liabilities, are as follows:

(in thousands)	November 1, 2008	August 2, 2008	October 27, 2007

Pension Plan	$41,765	$40,802	$37,100
SERP Plan	78,524	77,566	79,965
Postretirement Plan	20,425	20,336	22,435
	140,714	138,704	139,500
Less: current portion	(4,165)	(4,165)	(4,019)
Long-term portion of benefit obligations	$136,549	$134,539	$135,481

We adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans” (SFAS 158), in the fourth quarter of fiscal year 2007 which requires us to record our obligations to equal their unfunded status.  As of November 1, 2008, we have $12.3 million (net of taxes of $8.0 million) of adjustments to such obligations as increases to accumulated other comprehensive (loss) income.

In the first quarter of fiscal year 2008, we reduced our recorded liability for projected benefit obligations payable by the Pension Plan by $26.1 million and by the SERP Plan by $6.3 million to reflect the impact of freezing benefits provided under these plans as of December 31, 2007.  The total one-time pension curtailment gain of $32.5 million, or 2.9% of revenues, was recorded as other income in our condensed consolidated statements of earnings.

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

At November 1, 2008, the fair value of the assets held by the Pension Plan was approximately $250.7 million reflecting a decline of approximately $62.7 million from August 2, 2008 due primarily to the significant decline in the stock markets during the first quarter of fiscal year 2009.  Assuming no significant recovery in stock prices prior to the end of fiscal year 2009, we will be required to increase our recorded liability for the net underfunded status of our Pension Plan and we would expect pension expense in fiscal year 2010 to increase from fiscal year 2009.  Further, a decline in value of our pension assets could necessitate accelerated and higher cash contributions in the near-term to our Pension Plan.  As the determinations of our liability at the end of fiscal year 2009, our expense for fiscal year 2010, and future required contributions to the Pension Plan are contingent upon the valuation of our Pension Plan assets as of July 31, 2009, such amounts are not currently quantifiable.

6.              Income Taxes

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) in the first quarter of fiscal year 2008.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The cumulative effect of adopting FIN 48 resulted in a net increase to our accruals for uncertain tax positions of $9.1 million for the derecognition of certain tax benefits previously recorded. This increase to our accruals was offset by a corresponding increase to goodwill as these uncertainties existed at the time of the Acquisition.  At August 2, 2008, the gross amount of unrecognized tax benefits was $21.3 million, of which $1.7 million would impact our effective tax rate, if recognized.  We classify interest and penalties as a component of income tax expense and our liability for accrued interest and penalties was $9.5 million as of August 2, 2008. There were no material changes to our unrecognized tax benefits during the first quarter of fiscal year 2009.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  The IRS is now examining our federal tax returns for fiscal years 2005 and 2006.  We believe our recorded tax liabilities as of November 1, 2008 are sufficient to cover any potential assessments to be made by the IRS upon the completion of their examinations. We will continue to monitor the progress of the IRS examinations and review our recorded tax liabilities for potential audit assessments.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2004.  During the fourth quarter of fiscal year 2008, we entered into a negotiated settlement with a state tax authority regarding a state non-filing position which resulted in a reduction to our gross unrecognized tax benefits of $7.2 million and a corresponding decrease to goodwill of $3.0 million related to the resolution of uncertainties that existed at the time of the Acquisition. We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next 12 months as a result of settlements with tax authorities.  At this time, we do not believe such adjustments will have a material impact on our consolidated financial statements.

7.              Stock-Based Compensation

The Company has approved equity-based management arrangements which authorize equity awards to be granted to certain management employees for up to 87,992.0 shares of the common stock of the Company.  Options generally vest over four to five years and expire 10 years from the date of grant.

A summary of the status of our stock option plan as of November 1, 2008, August 2, 2008 and October 27, 2007 and changes during the periods ended on these dates is as follows:

	November 1, 2008		August 2, 2008		October 27, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	83,146.6	$1,553	83,634.3	$1,430	83,634.3	$1,430
Granted	—	—	260.0	2,684	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	(747.7)	1,597	—	—
Outstanding at end of period	83,146.6	$1,553	83,146.6	$1,553	83,634.3	$1,430
Options exercisable at end of period	54,084.1	$1,418	46,684.4	$1,375	37,208.1	$1,290

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

We use the Black-Scholes option-pricing model to determine the fair value of our options as of the date of grant in accordance with the provisions of SFAS 123(R).  A summary of fiscal year 2008 grants and fair value assumptions is as follows:

	Fiscal Year 2008 Grants
	Fair Value Options	Accreting Exercise Price Options
Options Granted	130.0	130.0
Exercise Price at November 1, 2008	$2,684	$2,684
Term	5	5
Volatility	30.0%	30.0%
Risk-Free Rate	3.5%	3.5%
Dividend Yield	—	—
Fair Value	$882	$433

Expected volatility is based on a combination of NMG’s historical volatility adjusted for our leverage and estimates of implied volatility of our peer group.

We recognize compensation expense for stock options on a straight-line basis over the vesting period.  We recognized non-cash stock compensation expense of $1.6 million in the first quarter of fiscal year 2009 and $1.5 million in the first quarter of fiscal year 2008, which is included in selling, general and administrative expenses. At November 1, 2008, unearned non-cash stock-based compensation that we expect to recognize as expense over the next 5 years aggregates approximately $10.3 million.

8.              Transactions with Sponsors

Pursuant to a management services agreement with affiliates of the Sponsors, and in exchange for on-going consulting and management advisory services that are provided to us by the Sponsors and their affiliates, affiliates of the Sponsors receive an aggregate annual management fee equal to the lesser of (i) 0.25% of our consolidated annual revenues or (ii) $10 million. Affiliates of the Sponsors also receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with services provided pursuant to the agreement. These management fees are payable quarterly in arrears.  We recorded management fees of $2.5 million during the first quarter of fiscal year 2009 and $2.8 million during the first quarter of fiscal year 2008, which are included in selling, general and administrative expenses in the condensed consolidated statements of earnings.

The management services agreement also provides that affiliates of the Sponsors may receive future fees in connection with certain subsequent financing and acquisition or disposition transactions. The management services agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

9.              Income from Credit Card Program

Pursuant to a long-term marketing and servicing alliance with HSBC Bank Nevada, N.A. and HSBC Private Label Corporation (formerly known as Household Corporation) (collectively referred to as HSBC), HSBC offers credit cards and non-card payment plans and bears substantially all credit risk with respect to sales transacted on the cards bearing our brands. We receive ongoing payments from HSBC related to credit card sales and compensation for marketing and servicing activities (HSBC Program Income).  We recognize HSBC Program Income when earned.

On April 21, 2008, we entered into an amendment to the Program Agreement, dated as of June 8, 2005, with HSBC. The amendment, among other things, provides for 1) the allocation between HSBC and NMG of additional income, if any, to be generated from the credit card program as a result of certain changes made to the Program Agreement and 2) the allocation of certain credit card losses between HSBC and NMG (subject to a contractual limit on the losses allocable to NMG).  As a result of current higher delinquencies and losses on consumer indebtednesses in light of current economic conditions, we recorded a charge of approximately $2.1 million in the first quarter of fiscal year 2009 for our allocable portion of credit card losses, which is included as a reduction to HSBC Program Income.  As of November 1, 2008, our reserve for credit card losses aggregated $2.9 million.

10.       Commitments and Contingencies

Long-term Incentive Plan.  The Company has a long-term incentive plan (Long-term Incentive Plan) that provides for a cash incentive payable upon a change of control, as defined, subject to the attainment of certain performance objectives to certain employees.  Performance objectives and targets are based on cumulative EBITDA percentages for three year periods beginning in fiscal year 2006.  Earned awards for each completed performance period will be credited to a book account and will earn interest at a contractually defined annual rate until the award is paid.  Awards will be paid within 30 days of a change of control or the first day there is a public market of at least 20% of total outstanding common stock.  As of November 1, 2008, the vested participant balance in the Long-Term Incentive Plan aggregated $3.7 million.

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

11.       Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income (amounts are recorded net of related income taxes):

(in thousands)	November 1, 2008	August 2, 2008	October 27, 2007

Unrealized loss on financial instruments	$(29,717)	$(21,755)	$(7,542)
Change in unfunded benefit obligations	12,302	12,302	15,709
Other	(178)	289	506
Total accumulated other comprehensive (loss) income	$(17,593)	$(9,164)	$8,673

	Thirteen weeks ended November 1, 2008	Thirteen weeks ended August 2, 2008	Thirteen weeks ended October 27, 2007
Net earnings (loss) from condensed consolidated statements of earnings	$12,878	$(35,643)	$78,758
Change in unrealized (loss) gain on financial instruments	(7,962)	3,104	(11,275)
Other	(467)	(3,425)	(1,281)
Total comprehensive income (loss) for the period	$4,449	$(35,964)	$66,202

12.       Segment Reporting

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

The following tables set forth the information for our reportable segments:

(in thousands)	Thirteen weeks ended November 1, 2008	Thirteen weeks ended October 27, 2007

REVENUES
Specialty Retail stores	$827,126	$961,598
Direct Marketing	158,661	170,645
Total	$985,787	$1,132,243

OPERATING EARNINGS
Specialty Retail stores	$94,436	$165,582
Direct Marketing	19,361	23,262
Corporate expenses	(14,180)	(13,554)
Amortization of customer lists and favorable lease commitments	(18,037)	(17,996)
Other income (1)	—	32,450
Total	$81,580	$189,744

CAPITAL EXPENDITURES
Specialty Retail stores	$29,826	$40,189
Direct Marketing	3,635	5,849
Total	$33,461	$46,038

DEPRECIATION EXPENSE
Specialty Retail stores	$32,948	$29,931
Direct Marketing	4,312	4,045
Other	1,339	1,159
Total	$38,599	$35,135

	November 1, 2008	October 27, 2007
ASSETS
Tangible assets of Specialty Retail stores	$2,083,389	$2,066,019
Tangible assets of Direct Marketing	203,516	195,953
Corporate assets:
Intangible assets related to Specialty Retail stores	3,504,700	3,565,382
Intangible assets related to Direct Marketing	519,880	565,912
Other	204,007	194,258
Total	$6,515,492	$6,587,524

(1) For the first quarter of fiscal year 2008, other income represents a one-time pension curtailment gain of $32.5 million as a result of our decision to freeze certain Pension and SERP benefits as of December 31, 2007.

13.       Condensed Consolidating Financial Information (with respect to NMG’s obligations under the Senior Notes and the Senior Subordinated Notes)

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

	November 1, 2008
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$114,309	$807	$234	$—	$115,350
Merchandise inventories	—	958,320	125,988	—	—	1,084,308
Other current assets	—	136,494	11,268	249	—	148,011
Total current assets	—	1,209,123	138,063	483	—	1,347,669
Property and equipment, net	—	935,188	132,629	650	—	1,068,467
Goodwill and intangible assets, net	—	1,874,355	2,150,225	—	—	4,024,580
Other assets	—	74,776	—	—	—	74,776
Investments in subsidiaries	1,682,601	2,323,610	—	—	(4,006,211)	—
Total assets	$1,682,601	$6,417,052	$2,420,917	$1,133	$(4,006,211)	$6,515,492
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$220,070	$29,549	$5	$—	$249,624
Accrued liabilities	—	329,918	69,437	11	—	399,366
Other current liabilities	—	1,238	—	—	—	1,238
Total current liabilities	—	551,226	98,986	16	—	650,228
Long-term liabilities:
Long-term debt	—	2,946,150	—	—	—	2,946,150
Deferred income taxes	—	916,072	—	—	—	916,072
Other long-term liabilities	—	321,003	(562)	—	—	320,441
Total long-term liabilities	—	4,183,225	(562)	—	—	4,182,663
Total shareholders’ equity	1,682,601	1,682,601	2,322,493	1,117	(4,006,211)	1,682,601
Total liabilities and shareholders’ equity	$1,682,601	$6,417,052	$2,420,917	$1,133	$(4,006,211)	$6,515,492

	August 2, 2008
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$238,204	$601	$375	$—	$239,180
Merchandise inventories	—	884,808	93,236	—	—	978,044
Other current assets	—	137,738	8,697	—	—	146,435
Total current assets	—	1,260,750	102,534	375	—	1,363,659
Property and equipment, net	—	939,522	134,940	832	—	1,075,294
Goodwill and intangible assets, net	—	1,889,445	2,153,172	—	—	4,042,617
Other assets	—	75,249	—	—	—	75,249
Investments in subsidiaries	1,676,519	2,288,802	—	—	(3,965,321)	—
Total assets	$1,676,519	$6,453,768	$2,390,646	$1,207	$(3,965,321)	$6,556,819
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$311,994	$33,593	$53	$—	$345,640
Accrued liabilities	—	289,352	69,930	117	—	359,399
Other current liabilities	—	1,695	—	—	—	1,695
Total current liabilities	—	603,041	103,523	170	—	706,734
Long-term liabilities:
Long-term debt	—	2,946,102	—	—	—	2,946,102
Deferred income taxes	—	929,970	—	—	—	929,970
Other long-term liabilities	—	298,136	(642)	—	—	297,494
Total long-term liabilities	—	4,174,208	(642)	—	—	4,173,566
Total shareholders’ equity	1,676,519	1,676,519	2,287,765	1,037	(3,965,321)	1,676,519
Total liabilities and shareholders’ equity	$1,676,519	$6,453,768	$2,390,646	$1,207	$(3,965,321)	$6,556,819

	October 27, 2007
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$79,514	$397	$645	$—	$80,556
Merchandise inventories	—	966,974	118,530	7	—	1,085,511
Other current assets	—	125,439	11,255	3,681	544	140,919
Total current assets	—	1,171,927	130,182	4,333	544	1,306,986
Property and equipment, net	—	917,353	138,377	2,264	—	1,057,994
Goodwill and intangible assets, net	—	1,937,964	2,193,330	—	—	4,131,294
Other assets	—	91,119	131	—	—	91,250
Investments in subsidiaries	1,625,717	2,352,217	—	—	(3,977,934)	—
Total assets	$1,625,717	$6,470,580	$2,462,020	$6,597	$(3,977,390)	$6,587,524
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$282,333	$38,988	$4,309	$544	$326,174
Accrued liabilities	—	368,817	73,709	116	—	442,642
Other current liabilities	—	3,470	—	—	—	3,470
Total current liabilities	—	654,620	112,697	4,425	544	772,286
Long-term liabilities:
Long-term debt	—	2,945,955	—	—	—	2,945,955
Deferred income taxes	—	982,492	—	—	—	982,492
Other long-term liabilities	—	261,796	(722)	—	—	261,074
Total long-term liabilities	—	4,190,243	(722)	—	—	4,189,521
Total shareholders’ equity	1,625,717	1,625,717	2,350,045	2,172	(3,977,934)	1,625,717
Total liabilities and shareholders’ equity	$1,625,717	$6,470,580	$2,462,020	$6,597	$(3,977,390)	$6,587,524

	Thirteen weeks ended November 1, 2008
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$817,724	$168,063	$—	$—	$985,787
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	519,088	98,499	156	—	617,743
Selling, general and administrative expenses (excluding depreciation)	—	213,152	29,991	(314)	—	242,829
Income from credit card program	—	(11,534)	(1,467)	—	—	(13,001)
Depreciation expense	—	34,316	4,225	58	—	38,599
Amortization of customer lists and favorable lease commitments	—	15,090	2,947	—	—	18,037
Operating earnings	—	47,612	33,868	100	—	81,580
Interest expense, net	—	57,843	2	—	—	57,845
Intercompany royalty charges (income)	—	56,830	(56,830)	—	—	—
Equity in earnings of subsidiaries	(12,878)	(90,796)	—	—	103,674	—
Earnings (loss) before income taxes	12,878	23,735	90,696	100	(103,674)	23,735
Income taxes	—	10,857	—	—	—	10,857
Net earnings (loss)	$12,878	$12,878	$90,696	$100	$(103,674)	$12,878

	Thirteen weeks ended October 27, 2007
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$941,458	$190,785	$—	$—	$1,132,243
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	557,697	109,247	193	—	667,137
Selling, general and administrative expenses (excluding depreciation)	—	237,023	35,465	(513)	—	271,975
Income from credit card program	—	(15,435)	(1,859)	—	—	(17,294)
Depreciation expense	—	30,282	4,750	103	—	35,135
Amortization of customer lists and favorable lease commitments	—	15,059	2,937	—	—	17,996
Other income	—	(32,450)	—	—	—	(32,450)
Operating earnings	—	149,282	40,245	217	—	189,744
Interest expense, net	—	61,220	3	—	—	61,223
Intercompany royalty charges (income)	—	56,995	(56,995)	—	—	—
Equity in earnings of subsidiaries	(78,758)	(97,454)	—	—	176,212	—
Earnings (loss) before income taxes	78,758	128,521	97,237	217	(176,212)	128,521
Income taxes	—	49,763	—	—	—	49,763
Net earnings (loss)	$78,758	$78,758	$97,237	$217	$(176,212)	$78,758

	Thirteen weeks ended November 1, 2008
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$12,878	$12,878	$90,696	$100	$(103,674)	$12,878
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	—	52,960	7,172	58	—	60,190
Deferred income taxes	—	(8,722)	—	—	—	(8,722)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	4,063	80	—	—	4,143
Intercompany royalty income payable (receivable)	—	56,830	(56,830)	—	—	—
Equity in earnings of subsidiaries	(12,878)	(90,796)	—	—	103,674	—
Changes in operating assets and liabilities, net	—	(119,546)	(38,867)	44	—	(158,369)
Net cash (used for) provided by operating activities	—	(92,333)	2,251	202	—	(89,880)
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(31,073)	(2,045)	(343)	—	(33,461)
Net cash used for investing activities	—	(31,073)	(2,045)	(343)	—	(33,461)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(489)	—	—	—	(489)
Net cash used for financing activities	—	(489)	—	—	—	(489)
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(123,895)	206	(141)	—	(123,830)
Beginning balance	—	238,204	601	375	—	239,180
Ending balance	$—	$114,309	$807	$234	$—	$115,350

	Thirteen weeks ended October 27, 2007
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$78,758	$78,758	$97,237	$217	$(176,212)	$78,758
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	—	48,895	7,687	103	—	56,685
Deferred income taxes	—	(9,180)	—	—	—	(9,180)
Gain on curtailment of defined benefit retirement obligations	—	(32,450)	—	—	—	(32,450)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	7,612	559	—	—	8,171
Intercompany royalty income payable (receivable)	—	56,995	(56,995)	—	—	—
Equity in earnings of subsidiaries	(78,758)	(97,454)	—	—	176,212	—
Changes in operating assets and liabilities, net	—	(68,554)	(46,729)	(525)	—	(115,808)
Net cash (used for) provided by operating activities	—	(15,378)	1,759	(205)	—	(13,824)
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(43,652)	(2,558)	172	—	(46,038)
Purchases of short-term investments	—	(10,000)	—	—	—	(10,000)
Sales of short-term investments	—	10,000	—	—	—	10,000
Net cash (used for) provided by investing activities	—	(43,652)	(2,558)	172	—	(46,038)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(789)	—	—	—	(789)
Net cash used for financing activities	—	(789)	—	—	—	(789)
CASH AND CASH EQUIVALENTS
Decrease during the period	—	(59,819)	(799)	(33)	—	(60,651)
Beginning balance	—	139,333	1,196	678	—	141,207
Ending balance	$—	$79,514	$397	$645	$—	$80,556

14.       Condensed Consolidating Financial Information (with respect to NMG’s obligations under the 2028 Debentures)

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

	November 1, 2008
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$114,309	$1,041	$—	$115,350
Merchandise inventories	—	958,320	125,988	—	1,084,308
Other current assets	—	136,494	11,517	—	148,011
Total current assets	—	1,209,123	138,546	—	1,347,669
Property and equipment, net	—	935,188	133,279	—	1,068,467
Goodwill and intangible assets, net	—	1,874,355	2,150,225	—	4,024,580
Other assets	—	74,776	—	—	74,776
Investments in subsidiaries	1,682,601	2,323,610	—	(4,006,211)	—
Total assets	$1,682,601	$6,417,052	$2,422,050	$(4,006,211)	$6,515,492
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$220,070	$29,554	$—	$249,624
Accrued liabilities	—	329,918	69,448	—	399,366
Other current liabilities	—	1,238	—	—	1,238
Total current liabilities	—	551,226	99,002	—	650,228
Long-term liabilities:
Long-term debt	—	2,946,150	—	—	2,946,150
Deferred income taxes	—	916,072	—	—	916,072
Other long-term liabilities	—	321,003	(562)	—	320,441
Total long-term liabilities	—	4,183,225	(562)	—	4,182,663
Total shareholders’ equity	1,682,601	1,682,601	2,323,610	(4,006,211)	1,682,601
Total liabilities and shareholders’ equity	$1,682,601	$6,417,052	$2,422,050	$(4,006,211)	$6,515,492

	August 2, 2008
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$238,204	$976	$—	$239,180
Merchandise inventories	—	884,808	93,236	—	978,044
Other current assets	—	137,738	8,697	—	146,435
Total current assets	—	1,260,750	102,909	—	1,363,659
Property and equipment, net	—	939,522	135,772	—	1,075,294
Goodwill and intangible assets, net	—	1,889,445	2,153,172	—	4,042,617
Other assets	—	75,249	—	—	75,249
Investments in subsidiaries	1,676,519	2,288,802	—	(3,965,321)	—
Total assets	$1,676,519	$6,453,768	$2,391,853	$(3,965,321)	$6,556,819
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$311,994	$33,646	$—	$345,640
Accrued liabilities	—	289,352	70,047	—	359,399
Other current liabilities	—	1,695	—	—	1,695
Total current liabilities	—	603,041	103,693	—	706,734
Long-term liabilities:
Long-term debt	—	2,946,102	—	—	2,946,102
Deferred income taxes	—	929,970	—	—	929,970
Other long-term liabilities	—	298,136	(642)	—	297,494
Total long-term liabilities	—	4,174,208	(642)	—	4,173,566
Total shareholders’ equity	1,676,519	1,676,519	2,288,802	(3,965,321)	1,676,519
Total liabilities and shareholders’ equity	$1,676,519	$6,453,768	$2,391,853	$(3,965,321)	$6,556,819

	October 27, 2007
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$79,514	$1,042	$—	$80,556
Merchandise inventories	—	966,974	118,537	—	1,085,511
Other current assets	—	125,439	14,936	544	140,919
Total current assets	—	1,171,927	134,515	544	1,306,986
Property and equipment, net	—	917,353	140,641	—	1,057,994
Goodwill and intangible assets, net	—	1,937,964	2,193,330	—	4,131,294
Other assets	—	91,119	131	—	91,250
Investments in subsidiaries	1,625,717	2,352,217	—	(3,977,934)	—
Total assets	$1,625,717	$6,470,580	$2,468,617	$(3,977,390)	$6,587,524
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$282,333	$43,297	$544	$326,174
Accrued liabilities	—	368,817	73,825	—	442,642
Other current liabilities	—	3,470	—	—	3,470
Total current liabilities	—	654,620	117,122	544	772,286
Long-term liabilities:
Long-term debt	—	2,945,955	—	—	2,945,955
Deferred income taxes	—	982,492	—	—	982,492
Other long-term liabilities	—	261,796	(722)	—	261,074
Total long-term liabilities	—	4,190,243	(722)	—	4,189,521
Total shareholders’ equity	1,625,717	1,625,717	2,352,217	(3,977,934)	1,625,717
Total liabilities and shareholders’ equity	$1,625,717	$6,470,580	$2,468,617	$(3,977,390)	$6,587,524

	Thirteen weeks ended November 1, 2008
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$817,724	$168,063	$—	$985,787
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	519,088	98,655	—	617,743
Selling, general and administrative expenses (excluding depreciation)	—	213,152	29,677	—	242,829
Income from credit card program	—	(11,534)	(1,467)	—	(13,001)
Depreciation expense	—	34,316	4,283	—	38,599
Amortization of customer lists and favorable lease commitments	—	15,090	2,947	—	18,037
Operating earnings	—	47,612	33,968	—	81,580
Interest expense, net	—	57,843	2	—	57,845
Intercompany royalty charges (income)	—	56,830	(56,830)	—	—
Equity in earnings of subsidiaries	(12,878)	(90,796)	—	103,674	—
Earnings (loss) before income taxes	12,878	23,735	90,796	(103,674)	23,735
Income taxes	—	10,857	—	—	10,857
Net earnings (loss)	$12,878	$12,878	$90,796	$(103,674)	$12,878

	Thirteen weeks ended October 27, 2007
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$941,458	$190,785	$—	$1,132,243
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	557,697	109,440	—	667,137
Selling, general and administrative expenses (excluding depreciation)	—	237,023	34,952	—	271,975
Income from credit card program	—	(15,435)	(1,859)	—	(17,294)
Depreciation expense	—	30,282	4,853	—	35,135
Amortization of customer lists and favorable lease commitments	—	15,059	2,937	—	17,996
Other income	—	(32,450)	—	—	(32,450)
Operating earnings	—	149,282	40,462	—	189,744
Interest expense, net	—	61,220	3	—	61,223
Intercompany royalty charges (income)	—	56,995	(56,995)	—	—
Equity in earnings of subsidiaries	(78,758)	(97,454)	—	176,212	—
Earnings (loss) before income taxes	78,758	128,521	97,454	(176,212)	128,521
Income taxes	—	49,763	—	—	49,763
Net earnings (loss)	$78,758	$78,758	$97,454	$(176,212)	$78,758

	Thirteen weeks ended November 1, 2008
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$12,878	$12,878	$90,796	$(103,674)	$12,878
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	—	52,960	7,230	—	60,190
Deferred income taxes	—	(8,722)	—	—	(8,722)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	4,063	80	—	4,143
Intercompany royalty income payable (receivable)	—	56,830	(56,830)	—	—
Equity in earnings of subsidiaries	(12,878)	(90,796)	—	103,674	—
Changes in operating assets and liabilities, net	—	(119,546)	(38,823)	—	(158,369)
Net cash (used for) provided by operating activities	—	(92,333)	2,453	—	(89,880)
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(31,073)	(2,388)	—	(33,461)
Net cash used for investing activities	—	(31,073)	(2,388)	—	(33,461)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(489)	—	—	(489)
Net cash used for financing activities	—	(489)	—	—	(489)
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(123,895)	65	—	(123,830)
Beginning balance	—	238,204	976	—	239,180
Ending balance	$—	$114,309	$1,041	$—	$115,350

	Thirteen weeks ended October 27, 2007
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$78,758	$78,758	$97,454	$(176,212)	$78,758
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	—	48,895	7,790	—	56,685
Deferred income taxes	—	(9,180)	—	—	(9,180)
Gain on curtailment of defined benefit retirement obligations	—	(32,450)	—	—	(32,450)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	7,612	559	—	8,171
Intercompany royalty income payable (receivable)	—	56,995	(56,995)	—	—
Equity in earnings of subsidiaries	(78,758)	(97,454)	—	176,212	—
Changes in operating assets and liabilities, net	—	(68,554)	(47,254)	—	(115,808)
Net cash (used for) provided by operating activities	—	(15,378)	1,554	—	(13,824)
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(43,652)	(2,386)	—	(46,038)
Purchases of short-term investments	—	(10,000)	—	—	(10,000)
Sales of short-term investments	—	10,000	—	—	10,000
Net cash used for investing activities	—	(43,652)	(2,386)	—	(46,038)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(789)	—	—	(789)
Net cash used for financing activities	—	(789)	—	—	(789)
CASH AND CASH EQUIVALENTS
Decrease during the period	—	(59,819)	(832)	—	(60,651)
Beginning balance	—	139,333	1,874	—	141,207
Ending balance	$—	$79,514	$1,042	$—	$80,556

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended August 2, 2008.  Unless otherwise specified, the meanings of all defined terms in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) are consistent with the meanings of such terms as defined in the Notes to the Condensed Consolidated Financial Statements. This discussion contains forward-looking statements.  Please see “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions relating to our forward-looking statements.

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

Our fiscal year ends on the Saturday closest to July 31.  All references to the first quarter of fiscal year 2009 relate to the thirteen weeks ended November 1, 2008.  All references to the first quarter of fiscal year 2008 relate to the thirteen weeks ended October 27, 2007.

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise. These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold.  We received vendor allowances of $12.1 million, or 1.2% of revenues, for the first quarter of fiscal year 2009 and $12.5 million, or 1.1% of revenues, for the first quarter of fiscal year 2008.

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

Advertising costs incurred by our Specialty Retail segment consist primarily of print media costs related to promotional materials mailed to our customers, while advertising costs incurred by our Direct Marketing operations relate to the production, printing and distribution of our print catalogs and the production of the photographic content on our websites, as well as online marketing costs. We receive advertising allowances from certain of our merchandise vendors. Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media. As a result, these allowances are recorded as a reduction of our advertising costs when earned. Vendor allowances earned and recorded as a reduction to selling, general and administrative expenses aggregated approximately $23.9 million, or 2.4% of revenues, for the first quarter of fiscal year 2009 and $28.2 million, or 2.5% of revenues, for the first quarter of fiscal year 2008.

We also receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendor’s merchandise. These allowances are netted against the related compensation expense that we incur. Amounts received from vendors related to compensation programs were $17.9 million, or 1.8% of revenues, for the first quarter of fiscal year 2009 and $17.9 million, or 1.6% of revenues, for the first quarter of fiscal year 2008.

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

•                  increased or decreased based upon future changes to our historical credit card program related to, among other things, the interest rates applied to unpaid balances, the assessment of late fees and the level of usage of promotional no-interest credit programs;

•                  decreased based upon the level of future services we provide to HSBC;

•                  increased for our allocable share of certain income, if any, generated from the credit card program as provided pursuant to our contractual agreement with HSBC; and

•                  decreased for our allocable share of certain credit card losses generated from the credit card portfolio (subject to a contractual limit).

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

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net revenues for the periods indicated.

	Thirteen weeks ended November 1, 2008	Thirteen weeks ended October 27, 2007

Revenues	100.0%	100.0%

Cost of goods sold including buying and occupancy costs (excluding depreciation)	62.7	58.9
Selling, general and administrative expenses (excluding depreciation)	24.6	24.0
Income from credit card program	(1.3)	(1.5)
Depreciation expense	3.9	3.1
Amortization of customer lists	1.4	1.2
Amortization of favorable lease commitments	0.5	0.4
Other income	—	(2.9)
Operating earnings	8.3	16.8
Interest expense, net	5.9	5.4

Earnings before income taxes	2.4	11.4
Income taxes	1.1	4.4
Net earnings	1.3%	7.0%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

(dollars in millions, except sales per square foot)	Thirteen weeks ended November 1, 2008	Thirteen weeks ended October 27, 2007
REVENUES
Specialty Retail stores	$827.1	$961.6
Direct Marketing	158.7	170.6
Total	$985.8	$1,132.2

OPERATING EARNINGS
Specialty Retail stores	$94.4	$165.6
Direct Marketing	19.4	23.2
Corporate expenses	(14.2)	(13.6)
Amortization of customer lists and favorable lease commitments	(18.0)	(18.0)
Other income (1)	—	32.5
Total	$81.6	$189.7

OPERATING PROFIT MARGIN
Specialty Retail stores	11.4%	17.2%
Direct Marketing	12.2%	13.6%
Total	8.3%	16.8%

CHANGE IN COMPARABLE REVENUES (2)
Specialty Retail stores	(15.8)%	6.4%
Direct Marketing	(7.0)%	7.1%
Total	(14.5)%	6.5%

SALES PER SQUARE FOOT
Specialty Retail stores	$133	$163

STORE COUNT
Neiman Marcus and Bergdorf Goodman stores:
Open at beginning of period	41	40
Opened during the period	1	1
Open at end of period	42	41
Clearance centers:
Open at beginning of period	24	20
Opened during the period	1	1
Open at end of period	25	21

NON-GAAP FINANCIAL DATA
EBITDA (3)	$138.2	$242.9
Adjusted EBITDA (3)	$138.2	$210.4

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

First Quarter Fiscal Year 2009 Summary

We continue to experience a challenging economic and retail environment, and expect these conditions will continue for an extended period of time.  Consistent with the significant declines in overall macroeconomic factors, capital markets and consumer confidence that accelerated throughout the first quarter of fiscal year 2009, most notably in October, customer demand was well below our initial expectations and the prior year.  The current softness in customer demand exists across all geographic areas, all distribution channels and all merchandise categories, particularly the apparel and home categories.  We believe affluent customers are continuing to react to the conditions mentioned above.  However, based on our experience in previous business cycles, we believe our customers’ buying levels will increase once the economic environment improves.

In response to these challenging business conditions, we continue to take the following actions:

•                  stimulate sales through additional promotional and other events;

•                  reduce inventory levels and purchases;

•                  implement expense control initiatives; and

•                  review future capital expenditures and eliminate certain projects.

A summary of our operating results for the first quarter of fiscal year 2009 is as follows:

•                  Revenues—Our revenues for the first quarter of fiscal year 2009 were $985.8 million, a decrease of 12.9% as compared to the first quarter of fiscal year 2008. This decrease was attributable to a decrease in comparable revenues of 14.5%.  Comparable revenues decreased in the first quarter of fiscal year 2009 for both our Specialty Retail stores and Direct Marketing operations.

For Specialty Retail stores, our sales per square foot for the last twelve trailing months were $605 as of November 1, 2008 and $647 as of October 27, 2007.

•                  Cost of goods sold including buying and occupancy costs (excluding depreciation)—COGS represented 62.7% of revenues in the first quarter of fiscal year 2009 and 58.9% of revenues in the first quarter of fiscal year 2008.  The increase in COGS was due primarily to 1) a lower level of full-price sales, 2) higher levels of markdowns and promotional activities for both our Specialty Retail stores and Direct Marketing operations in response to weak demand and 3) the deleveraging of our fixed buying and occupancy costs as a result of lower sales.

With the majority of our merchandise being ordered six months or more prior to delivery, our ability to adjust our near-term inventory purchases during periods of significant decreases in customer demand is somewhat limited.  While we have and will continue to work with our vendors to return merchandise and cancel orders, current inventory levels compared to customer demand are requiring us to implement promotional activities and to take higher levels of markdowns.  These actions resulted in lower margins in the first quarter of fiscal year 2009 compared to the prior year.

•                  Selling, general and administrative expenses (excluding depreciation)—SG&A represented 24.6% of revenues in the first quarter of fiscal year 2009 and 24.0% of revenues in the first quarter of fiscal year 2008. The increase in SG&A as a percentage of revenues was primarily due to the deleveraging of payroll costs and certain benefits expenses on the significant decrease in revenues for the quarter.  We are implementing both short-term expense control initiatives and longer-term adjustments to our cost structure.  We continue to review and evaluate additional initiatives to reduce our cost structure.

•                  Operating earnings—For the first quarter of fiscal year 2009, our operating earnings were $81.6 million, or 8.3% of revenues, compared to operating earnings in the first quarter of fiscal year 2008 of $189.7 million, or 16.8% of revenues.  Excluding the curtailment gain in the first quarter of fiscal year 2008, operating earnings margin decreased in the first quarter of fiscal year 2009 by 5.6% of revenues primarily as a result of 1) lower levels of full-price sales and higher net markdowns that resulted in an increase in COGS by 3.8% of revenues and 2) increases in SG&A expenses by 0.6% of revenues and depreciation and amortization expense by 1.1% of revenues, primarily due to the deleveraging of these expenses on lower sales.

•                 Liquidity—Our working capital requirements are the highest in our first and second quarters in advance of the holiday selling season.  Cash used in our operating activities was $89.9 million in the first quarter of fiscal year 2009, an increase of $76.1 million from the prior year, as a result of lower sales and earnings and the resulting higher net investment in inventories.  However, at November 1, 2008, we held cash balances of $115.4 million and we made no borrowings under our Asset-Based Revolving Credit Facility in the first quarter of fiscal year 2009.

•                  Short-term outlook—We expect retail demand and revenues will remain weak for an extended period of time.  Based on our inventory levels, we expect higher markdowns compared to the prior year will be required to reduce Fall season merchandise resulting in lower gross margins in the second quarter of fiscal year 2009.  In addition, with softer revenue levels anticipated for fiscal year 2009, our SG&A expenses as a percentage of revenues will continue to be under pressure throughout the year. Despite the anticipated continuation of current economic conditions, we believe the cash generated from our operations along with our available sources of financing will enable us to meet our cash obligations for fiscal year 2009.  To date, we have made no borrowings under our revolving credit facility and, at present, we do not anticipate utilizing this revolver during the second quarter of fiscal year 2009.

Thirteen Weeks Ended November 1, 2008 Compared to Thirteen Weeks Ended October 27, 2007

Revenues.  Our revenues for the first quarter of fiscal year 2009 of $985.8 million decreased $146.4 million, or 12.9%, from $1,132.2 million in the first quarter of fiscal year 2008.  The decrease in revenues was due to decreases in comparable revenues for both our Specialty Retail stores and Direct Marketing operations as a result of the challenging economic environment.  New stores generated sales of $17.8 million for the first quarter of fiscal year 2009.

Comparable revenues for the first quarter of fiscal year 2009 were $968.0 million compared to $1,132.2 million in the prior year fiscal period, representing a decrease of 14.5%.  Comparable revenues decreased in the first quarter of fiscal year 2009 by 15.8% for Specialty Retail stores and 7.0% for Direct Marketing compared to the first quarter of fiscal year 2008.

Internet revenues generated by Direct Marketing were $121.0 million for the first quarter of fiscal year 2009, a decrease of 2.5% compared to the prior year fiscal quarter. The decrease in internet revenues was compounded by a 19.1% decrease in catalog revenues.  Decreases in revenues from the home décor category, primarily offered by our Horchow brand, were incurred in both our internet and catalog operations during the first quarter of fiscal year 2009.

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for the first quarter of fiscal year 2009 were 62.7% of revenues compared to 58.9% of revenues for the first quarter of fiscal year 2008.

The increase in COGS as a percentage of revenues in the first quarter of fiscal year 2009 was primarily due to decreased product margins generated by both our Specialty Retail stores and Direct Marketing operations of approximately 2.8% of revenues.  The decrease in COGS as a percentage of revenues reflects the lower level of customer demand we continue to experience.  As a result, we generated a lower level of full-price sales in the first quarter of fiscal year 2009 and incurred higher markdowns and sales promotions costs to liquidate on-hand inventories held in excess of sales trends.  Additionally, buying and occupancy costs increased 1.0% of revenues primarily due to the deleveraging of payroll and rent expenses on the lower level of revenues generated.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses were 24.6% of revenues in the first quarter of fiscal year 2009 compared to 24.0% of revenues in the prior year fiscal quarter.

The net increase in SG&A expenses as a percentage of revenues in the first quarter of fiscal year 2009 of approximately 0.6% of revenues was primarily due to:

•                  the deleveraging of a significant portion of our SG&A expenses, primarily payroll and related benefits, by approximately 0.9% of revenues on the lower level of revenues, net of lower incentive compensation requirements; offset by

•                  a lower level of advertising and promotions costs incurred in the first quarter of fiscal year 2009 of approximately 0.2% of revenues.  During the first quarter of the prior year, we incurred incremental advertising and promotions costs in connection with the celebration of the 100th anniversary of Neiman Marcus in October 2007.  This increase was partially offset in the first quarter of fiscal year 2009 by an increase in advertising costs as a percentage of revenues for our Direct Marketing operations, primarily related to the deleveraging of catalog production costs on lower catalog revenues.

Income from credit card program.  We earned HSBC Program Income of $13.0 million, or 1.3% of revenues, in the first quarter of fiscal year 2009 compared to $17.3 million, or 1.5% of revenues, in the first quarter of fiscal year 2008.  As a result of current higher delinquencies and losses on consumer indebtednesses in light of current economic conditions, we recorded a charge of approximately $2.1 million in the first quarter of fiscal year 2009 for our allocable portion of credit card losses.

Depreciation expense.  Depreciation expense was $38.6 million, or 3.9% of revenues, in the first quarter of fiscal year 2009 compared to $35.1 million, or 3.1% of revenues, in the first quarter of fiscal year 2008.  The increase in depreciation expense as a percentage of revenues results primarily from the deleveraging of these costs on lower revenues.

Amortization expense.  Amortization of intangible assets (customer lists and favorable lease commitments) aggregated $18.0 million, or 1.9% of revenues, in the first quarter of fiscal year 2009 compared to $18.0 million, or 1.6% of revenues, in the first quarter of fiscal year 2008.

Other income.  In the first quarter of fiscal year 2008, we recorded a one-time pension curtailment gain of $32.5 million, or 2.9% of revenues, as a result of our decision to freeze certain Pension and SERP benefits as of December 31, 2007.

Segment operating earnings.  Segment operating earnings for our Specialty Retail stores and Direct Marketing segments do not reflect the impact of adjustments to revalue our assets and liabilities to estimated fair value at the Acquisition date.

Operating earnings for our Specialty Retail stores segment were $94.4 million, or 11.4% of Specialty Retail stores revenues, for the first quarter of fiscal year 2009 compared to $165.6 million, or 17.2% of Specialty Retail stores revenues, for the prior year fiscal quarter.  The decrease in operating margin as a percentage of revenues was primarily due to:

•                  lower demand resulting in a lower level of full-price sales and higher markdowns and promotional costs; and

•                  the deleveraging of a significant portion of our expenses on the lower level of sales; partially offset by

•                  net decreases in advertising and promotion costs; and

•                  lower estimated annual incentive compensation costs.

Operating earnings for Direct Marketing were $19.4 million, or 12.2% of Direct Marketing revenues, in the first quarter of fiscal year 2009 compared to $23.2 million, or 13.6% of Direct Marketing revenues, for the prior year fiscal quarter.  The decrease in operating margin as a percentage of revenues for Direct Marketing was primarily the result of 1) a decrease in margins primarily due to higher markdowns and 2) the deleveraging of a significant portion of our expenses on the lower level of sales, including catalog production costs.

Total operating earnings in the first quarter of fiscal year 2009 were $81.6 million, or 8.3% of revenues.  Total operating earnings in the first quarter of fiscal year 2008 were $189.7 million, or 16.8% of revenues.  Excluding the curtailment gain in the first quarter of fiscal year 2008, operating earnings margin decreased in the first quarter of fiscal year 2009 by 5.6% of revenues as a result of 1) an increase in COGS by 2.8% of revenues due primarily to lower product margins at Specialty Retail stores, 2) the deleveraging of both buying and occupancy and SG&A expenses by 1.6% of revenues and 3) the deleveraging of depreciation and amortization expenses by 1.1% of revenues.

Interest expense, net.  Net interest expense was $57.8 million, or 5.9% of revenues, in the first quarter of fiscal year 2009 and $61.2 million, or 5.4% of revenues, for the prior year fiscal quarter.  The decrease in interest expense is primarily due to the decrease in interest rates on our variable-rate indebtedness.  The significant components of interest expense are as follows:

(in thousands)	Thirteen weeks ended November 1, 2008	Thirteen weeks ended October 27, 2007

Senior Secured Term Loan Facility	$23,930	$27,976
2028 Debentures	2,227	2,185
Senior Notes	15,750	15,453
Senior Subordinated Notes	12,969	12,724
Amortization of debt issue costs	3,554	3,554
Other	825	832
Total interest expense	59,255	62,724
Less:
Interest income	1,104	855
Capitalized interest	306	646
Interest expense, net	$57,845	$61,223

Income taxes.  Our effective income tax rate for the first quarter of fiscal year 2009 was 45.7% compared to 38.7% for the fist quarter of fiscal year 2008.  Our effective tax rate for the first quarter of fiscal year 2009 was unfavorably impacted by a significantly lower level of projected earnings for fiscal year 2009.

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

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  The IRS is now examining our federal tax returns for fiscal years 2005 and 2006.  We believe our recorded tax liabilities as of November 1, 2008 are sufficient to cover any potential assessments to be made by the IRS upon the completion of their examinations. We will continue to monitor the progress of the IRS examinations and review our recorded tax liabilities for potential audit assessments.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2004.  During the fourth quarter of fiscal year 2008, we entered into a negotiated settlement with a state tax authority regarding a state non-filing position which resulted in a reduction to our gross unrecognized tax benefits of $7.2 million and a corresponding decrease to goodwill of $3.0 million related to the resolution of uncertainties that existed at the time of the Acquisition. We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next 12 months as a result of settlements with tax authorities.  At this time, we do not believe such adjustments will have a material impact on our consolidated financial statements.

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

The following table reconciles net earnings as reflected in our consolidated statements of earnings prepared in accordance with GAAP to EBITDA and Adjusted EBITDA:

(dollars in millions)	Thirteen weeks ended November 1, 2008	Thirteen weeks ended October 27, 2007

Net earnings	$12.9	$78.8
Income taxes	10.9	49.8
Interest expense, net	57.8	61.2
Depreciation expense	38.6	35.1
Amortization of customer lists and favorable lease commitments	18.0	18.0
EBITDA (1)	138.2	242.9
EBITDA rate	14.0%	21.5%
Non-cash gain on curtailment of defined benefit retirement obligations (1)	—	(32.5)
Adjusted EBITDA	$138.2	$210.4
Adjusted EBITDA rate	14.0%	18.6%

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

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of inventories.  We have typically financed the increases in working capital needs during the first and second fiscal quarters with available cash balances, cash flows from operations and, if necessary, with cash provided from borrowings under our credit facilities. In the first quarters of fiscal year 2009 and 2008, we have made no borrowings under our Asset-Based Revolving Credit Facility.

We believe that operating cash flows, available vendor financing and amounts available pursuant to our senior secured Asset-Based Revolving Credit Facility will be sufficient to fund our operations, anticipated capital expenditure requirements, debt service obligations, contractual obligations and commitments and Pension Plan funding requirements through the end of fiscal year 2009.

At November 1, 2008, cash and cash equivalents were $115.4 million compared to $80.6 million at October 27, 2007. Net cash used for operating activities was $89.9 million for the first quarter of fiscal year 2009 compared to $13.8 million in the first quarter of fiscal year 2008. Cash flows used for operating activities were $76.1 million higher in the first quarter of fiscal year 2009 than in the prior year fiscal period reflecting the lower levels of revenues and earnings generated in the current year and the resulting higher net investment in inventories.

Net cash used for investing activities, representing capital expenditures, was $33.5 million in the first quarter of fiscal year 2009 and $46.0 million in the first quarter of fiscal year 2008.  We incurred significant capital expenditures in the first quarter of fiscal year 2009 related to the construction of new stores in Topanga (the greater Los Angeles area) and Bellevue (suburban Seattle). We incurred capital expenditures in the first quarter of fiscal year 2008 related to the construction of new stores in Natick and Topanga and the remodel of our Atlanta store. We opened our Natick store in September 2007 and our Topanga store in September 2008. In light of current economic conditions and delays in certain real estate projects, we currently project gross capital expenditures for fiscal year 2009 to be approximately $115 to $125 million compared to capital expenditures of $183 million in fiscal year 2008.  Net of developer contributions, capital expenditures for fiscal year 2009 are projected to be approximately $100 to $110 million.

Net cash used for financing activities was $0.5 million in the first quarter of fiscal year 2009 as compared to $0.8 million in the first quarter of fiscal year 2008.

Financing Structure at November 1, 2008

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

As of November 1, 2008, NMG had $576.3 million of unused borrowing availability under the Asset-Based Revolving Credit Facility based on a borrowing base of over $600.0 million and after giving effect to $23.7 million used for letters of credit.

See Note 3 of our Notes to Condensed Consolidated Financial Statements in Item 1 for a further description of the terms of the Asset-Based Revolving Credit Facility.

Senior Secured Term Loan Facility.  In October 2005, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility.  NMG voluntarily repaid $100.0 million principal amount of its loans under the Senior Secured Term Loan Facility in fiscal year 2006 and $250 million in fiscal year 2007.

At November 1, 2008, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.57% at November 1, 2008, which margin is subject to adjustment based on contractually defined debt coverage ratios.  At November 1, 2008, the applicable margin with respect to base rate borrowings was 0.75% and the applicable margin with respect to LIBOR borrowings was 1.75%.  Based upon current operating performance expectations, we anticipate the applicable margin with respect to LIBOR borrowings will increase by 0.25% beginning in December 2008.

See Note 3 of our Notes to Condensed Consolidated Financial Statements in Item 1 for a further description of the terms of the Senior Secured Term Loan Facility.

2028 Debentures.  In May 1998, NMG issued $125.0 million aggregate principal amount of its 7.125% 2028 Debentures.  NMG’s 2028 Debentures mature on June 1, 2028.

See Note 3 of our Notes to Condensed Consolidated Financial Statements in Item 1 for a further description of the terms of the 2028 Debentures.

Senior Notes.  NMG has $700.0 million aggregate original principal amount of 9.0% / 9.75% Senior Notes under a senior indenture (Senior Indenture).  NMG’s Senior Notes mature on October 15, 2015.

See Note 3 of our Notes to Condensed Consolidated Financial Statements in Item 1 for a further description of the terms of the Senior Notes.

Senior Subordinated Notes.  NMG has $500.0 million aggregate principal amount of 10.375% Senior Subordinated Notes under a senior subordinated indenture (Senior Subordinated Indenture).  NMG’s Senior Subordinated Notes mature on October 15, 2015.

See Note 3 of our Notes to Condensed Consolidated Financial Statements in Item 1 for a further description of the terms of the Senior Subordinated Notes.

Interest Rate Swaps.  NMG uses derivative financial instruments to help manage our interest rate risk. Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness. The interest rate swap agreements terminate after five years.  At November 1, 2008, the fair value of NMG’s interest rate swap agreements was a loss of approximately $47.7 million, which amount is included in other long-term liabilities.

As of the effective date, NMG designated the interest rate swaps as cash flow hedges. As a result, changes in the fair value of NMG’s swaps are recorded subsequent to the effective date as a component of accumulated other comprehensive (loss) income.

As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.535% to 6.733% per quarter through 2010 and result in an average fixed rate of 6.618%.

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

•                  the design and implementation of new information systems as well as enhancements of existing systems; and

•                  other risks, uncertainties and factors set forth in this Quarterly Report on Form 10-Q, including those set forth in Item 1A, “Risk Factors.”

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

See Note 1 of the Notes to Condensed Consolidated Financial Statements in Item 1 for a summary of our critical accounting policies.  A complete description of our critical accounting policies is included in our Annual Report to Shareholders on Form 10-K for the fiscal year ended August 2, 2008.

Recent Accounting Pronouncements.  As more fully explained in Note 4, we adopted in the first quarter of fiscal year 2009 Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance for using fair value to measure certain assets and liabilities.  SFAS 157 applies whenever another standard requires or permits assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value to any new circumstances.

In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 is effective for fiscal years beginning after November 15, 2008, or our fiscal year ending July 31, 2010.  We have not yet evaluated the impact of adopting FSP 157-2 on our consolidated financial statements.

In the first quarter of fiscal year 2009, we adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  We chose not to elect the fair value option.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161).  SFAS 161 enhances current disclosures related to derivative instruments and hedging activities to provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or our second fiscal quarter ending January 31, 2009.  We have not yet evaluated the impact, if any, of adopting the disclosure requirements of SFAS 161.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments represents the potential loss arising from adverse changes in interest rates. The Company does not enter into derivative financial instruments for trading purposes. The Company seeks to manage exposure to adverse interest rate changes through its normal operating and financing activities. The Company is exposed to interest rate risk through its borrowing activities, which are described in Note 3 to our condensed consolidated financial statements.

As of November 1, 2008, NMG had no borrowings outstanding under its Asset-Based Revolving Credit Facility that bears interest at floating rates. Future borrowings under NMG’s Asset-Based Revolving Facility, to the extent of outstanding borrowings, would be affected by interest rate changes.

At November 1, 2008, NMG had $1,625.0 million of debt under its Senior Secured Term Loan Facility issued in connection with the Acquisition that bears interest at floating rates.

NMG uses derivative financial instruments to help manage our interest rate risk.  Effective December 6, 2005, NMG  entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness. The interest rate swap agreements terminate after five years.  As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.535% to 6.733% per quarter through 2010 and result in an average fixed rate of 6.618%.

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

ITEM 4.  CONTROLS AND PROCEDURES

a.  Disclosure Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of November 1, 2008, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b.  Changes in Internal Control over Financial Reporting.

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. No change occurred in our internal controls over financial reporting during the quarter ended November 1, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

NEIMAN MARCUS, INC.

PART II

ITEM 1.           LEGAL PROCEEDINGS

We are currently involved in various legal actions and proceedings that arose in the ordinary course of our business. We believe that any liability arising as a result of these actions and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

Note 10 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference as if fully restated herein.  Note 10 contains forward-looking statements that are subject to the risks and uncertainties discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results.”

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

We are highly leveraged.  As of November 1, 2008, the principal amount of NMG’s total indebtedness was approximately $2,951.4 million and the unused borrowing availability under the $600 million Asset-Based Revolving Credit Facility was approximately $576.3 million after giving effect to $23.7 million of letters of credit outstanding thereunder.  NMG’s substantial indebtedness, combined with its lease and other financial obligations and contractual commitments, could have other important consequences. For example, it could:

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

In addition, NMG’s interest expense could increase if interest rates increase because the entire amount of the indebtedness under the senior secured credit facilities bears interest at floating rates.  As of November 1, 2008, NMG had approximately $1,625.0 million principal amount of floating rate debt, consisting of outstanding borrowings under the Senior Secured Term Loan Facility.  NMG also had at that date approximately $576.3 million of unused floating rate debt borrowing capacity available under the Asset-Based Revolving Credit Facility, based on a borrowing base of over $600.0 million after giving effect to $23.7 million used for letters of credit.  Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.

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

We are currently experiencing a challenging economic and retail environment, and expect these conditions will continue for an extended period of time.  Consistent with the significant declines in overall macroeconomic factors, capital markets and consumer confidence that accelerated throughout the first quarter of fiscal year 2009, most notably in October, customer demand was well below our initial expectations and the prior year.  The current softness in customer demand exists across all geographic areas, all distribution channels and all merchandise categories, particularly the apparel and home categories.  We expect retail demand and revenues will remain weak for an extended period of time.  Based on our inventory levels, we expect higher markdowns compared to the prior year will be required to reduce Fall season merchandise resulting in lower gross margins in the second quarter of fiscal year 2009.  In addition, with softer revenue levels anticipated for fiscal year 2009, our SG&A expenses as a percentage of revenues will continue to be under pressure throughout the year.  The prolonged continuation of current market conditions could adversely affect our business.

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

Based upon our expansion strategy, we expect that planned new stores will add over 432,000 square feet of new store space over approximately the next four fiscal years, representing an increase of approximately 8% above the current aggregate square footage of our full-line Neiman Marcus and Bergdorf Goodman stores.  New store openings involve certain risks, including constructing, furnishing and supplying a store in a timely and cost effective manner, accurately assessing the demographic or retail environment at a given location, hiring and training quality staff, obtaining necessary permits and zoning approvals, obtaining commitments from a core group of vendors to supply the new store, integrating the new store into our distribution network and building customer awareness and loyalty. In undertaking store remodels, we must complete the remodel in a timely, cost effective manner, minimize disruptions to our existing operations, and succeed in creating an improved shopping environment. If we fail to execute on these or other aspects of our store expansion and remodeling strategy, we could suffer harm to our sales, an increase in costs and expenses and an adverse effect on our business.

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

In April 2008, we entered into an amendment to the program agreement with HSBC. The amendment, among other things, provides for 1) the allocation between HSBC and NMG of additional income, if any, to be generated from the credit card program as a result of certain changes made to the Program Agreement and 2) the allocation of certain credit card losses between HSBC and NMG (subject to a contractual limit on the losses allocable to NMG).

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

Conditions in, and the United States' relationship with, the countries where we source our merchandise could affect our sales.

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

If we are unable to enforce our intellectual property rights, or if we are accused of infringing on a third party's intellectual property rights, our net income may decline.

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

10.29*

The Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan amended and restated effective January 1, 2008, incorporated herein by reference to the Neiman Marcus, Inc. Quarterly Report on Form 10-Q for the quarter ended April 26, 2008.

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

10.32

The Neiman Marcus Group, Inc. Supplemental Executive Retirement Plan as amended through December 31, 2007, incorporated herein by reference to the Neiman Marcus, Inc. Annual Report on Form 10-K for the fiscal year ended August 2, 2008.

10.33

The Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2008, incorporated herein by reference to the Neiman Marcus, Inc. Annual Report on Form 10-K for the fiscal year ended August 2, 2008.

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

NEIMAN MARCUS, INC.
(Registrant)

Signature	Title	Date

/s/ T. Dale Stapleton	Vice President and Controller	December 10, 2008
T. Dale Stapleton	and Duly Authorized Officer
(principal accounting officer)