Form 10-Q
period 2009-01-31
Neiman Marcus, Inc.
filed 2009-03-11
CIK 1358651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2009

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

There were 1,013,082 shares of the registrant’s common stock, par value $.01 per share, outstanding at January 31, 2009.

NEIMAN MARCUS, INC.

NEIMAN MARCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except shares)	January 31, 2009	August 2, 2008	January 26, 2008

ASSETS
Current assets:
Cash and cash equivalents	$223,184	$239,180	$235,747
Merchandise inventories	840,331	978,044	885,210
Deferred income taxes	32,659	32,659	39,728
Other current assets	137,324	113,776	96,907
Total current assets	1,233,498	1,363,659	1,257,592

Property and equipment, net	1,031,285	1,075,294	1,064,734
Goodwill and intangible assets, net	3,473,205	4,042,617	4,113,202
Other assets	71,062	75,249	91,896
Total assets	$5,809,050	$6,556,819	$6,527,424

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$195,629	$345,640	$242,766
Accrued liabilities	365,409	361,094	412,339
Total current liabilities	561,038	706,734	655,105

Long-term liabilities:
Long-term debt	2,946,199	2,946,102	2,946,004
Deferred income taxes	750,027	929,970	962,712
Deferred real estate credits, net	90,188	84,019	75,381
Other long-term liabilities	368,019	213,475	240,388
Total long-term liabilities	4,154,433	4,173,566	4,224,485

Common stock (par value $0.01 per share, 5,000,000 shares authorized and 1,013,082 shares issued and outstanding at January 31, 2009 and 1,012,919 shares issued and outstanding at August 2, 2008 and January 26, 2008)	10	10	10
Additional paid-in capital	1,421,253	1,418,473	1,415,397
Accumulated other comprehensive loss	(98,506)	(9,164)	(15,021)
Retained (deficit) earnings	(229,178)	267,200	247,448
Total shareholders’ equity	1,093,579	1,676,519	1,647,834
Total liabilities and shareholders’ equity	$5,809,050	$6,556,819	$6,527,424

  See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Thirteen weeks ended
(in thousands)	January 31, 2009	January 26, 2008

Revenues	$1,079,379	$1,373,855
Cost of goods sold including buying and occupancy costs (excluding depreciation)	821,403	913,234
Selling, general and administrative expenses (excluding depreciation)	243,580	292,572
Income from credit card program, net	(10,187)	(19,269)
Depreciation expense	39,112	35,086
Amortization of customer lists	13,568	13,568
Amortization of favorable lease commitments	4,469	4,385
Impairment charges	560,159	—

Operating (loss) earnings	(592,725)	134,279

Interest expense, net	58,581	60,397

(Loss) earnings before income taxes	(651,306)	73,882

Income tax (benefit) expense	(142,050)	29,579

Net (loss) earnings	$(509,256)	$44,303

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Twenty-Six weeks ended
(in thousands)	January 31, 2009	January 26, 2008

Revenues	$2,065,166	$2,506,098
Cost of goods sold including buying and occupancy costs (excluding depreciation)	1,439,146	1,580,370
Selling, general and administrative expenses (excluding depreciation)	486,408	564,548
Income from credit card program, net	(23,187)	(36,563)
Depreciation expense	77,711	70,221
Amortization of customer lists	27,135	27,179
Amortization of favorable lease commitments	8,939	8,770
Impairment charges	560,159	—
Other income	—	(32,450)

Operating (loss) earnings	(511,145)	324,023

Interest expense, net	116,426	121,620

(Loss) earnings before income taxes	(627,571)	202,403

Income tax (benefit) expense	(131,193)	79,342

Net (loss) earnings	$(496,378)	$123,061

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Twenty-Six weeks ended
(in thousands)	January 31, 2009	January 26, 2008

CASH FLOWS - OPERATING ACTIVITIES
Net (loss) earnings	$(496,378)	$123,061
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expense	120,894	113,279
Impairment charges	560,159	—
Deferred income taxes	(122,158)	(13,673)
Gain on curtailment of defined benefit retirement obligations	—	(32,450)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	8,457	14,568
	70,974	204,785
Changes in operating assets and liabilities:
Merchandise inventories	137,713	33,059
Other current assets	(64)	(3,370)
Other assets	(3,415)	(5,616)
Accounts payable and accrued liabilities	(164,007)	(67,447)
Deferred real estate credits	8,580	23,375
Net cash provided by operating activities	49,781	184,786
CASH FLOWS – INVESTING ACTIVITIES
Capital expenditures	(64,544)	(88,173)
Purchases of short-term investments	—	(10,000)
Sales of short-term investments	—	10,000
Net cash used for investing activities	(64,544)	(88,173)
CASH FLOWS – FINANCING ACTIVITIES
Repayment of borrowings	(1,233)	(2,073)
Net cash used for financing activities	(1,233)	(2,073)
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	(15,996)	94,540
Beginning balance	239,180	141,207
Ending balance	$223,184	$235,747

Supplemental Schedule of Cash Flow Information

Cash paid during the period for:
Interest	$111,129	$122,992
Income taxes	$3,206	$89,796
Noncash activities:
Adjustments to goodwill related to pre-acquisition tax contingencies	$—	$9,133

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the applicable interim periods.  In addition, in the second quarter of fiscal year 2009, we recorded significant impairment charges as more fully described in Note 3.

The specialty retail industry is seasonal in nature, with a higher level of sales typically generated in the fall and holiday selling seasons.  Due to seasonal and other factors, the results of operations for the second quarter of fiscal year 2009 are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

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

Our fiscal year ends on the Saturday closest to July 31.  All references to the second quarter of fiscal year 2009 relate to the thirteen weeks ended January 31, 2009.  All references to the second quarter of fiscal year 2008 relate to the thirteen weeks ended January 26, 2008.  All references to year-to-date fiscal 2009 relate to the twenty-six weeks ended January 31, 2009.  All references to year-to-date fiscal 2008 relate to the twenty-six weeks ended January 26, 2008.

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

•                  Recognition of income taxes; and

•                  Measurement of accruals for general liability, workers' compensation and health insurance claims and pension and postretirement health care benefits.

Recent Accounting Pronouncements.  As more fully explained in Note 5, we adopted in the first quarter of fiscal year 2009 Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance for using fair value to measure certain assets and liabilities.  SFAS 157 applies whenever another standard requires or permits assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value to any new circumstances.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161).  SFAS 161 enhances current disclosures related to derivative instruments and hedging activities to provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or our third fiscal quarter ending May 2, 2009.  We have not yet evaluated the impact, if any, of adopting the disclosure requirements of SFAS 161.

In December 2008, the FASB issued FASB Staff Position 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1), which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009, or our fiscal year ending July 31, 2010.  We have not yet evaluated the impact of adopting the disclosure requirements of FSP 132(R)-1.

2.              Goodwill and Intangible Assets, Net

(in thousands)	January 31, 2009	August 2, 2008	January 26, 2008

Goodwill	$1,320,099	$1,611,191	$1,614,273
Tradenames	1,336,808	1,579,054	1,610,315
Customer lists, net	395,796	422,931	450,065
Favorable lease commitments, net	420,502	429,441	438,549
Goodwill and intangible assets, net	$3,473,205	$4,042,617	$4,113,202

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

2010	$73,259
2011	62,548
2012	50,123
2013	47,436
2014	46,881

During the fourth quarter of fiscal year 2008, we entered into a negotiated settlement with a state tax authority regarding a state non-filing position which resulted in a reduction to goodwill of $3.0 million related to the resolution of tax uncertainties that existed at the time of the Acquisition.

In the fourth quarter of fiscal year 2008, we recorded a $31.3 million pretax impairment charge related to the writedown to fair value of the net carrying value of the Horchow tradename based upon lower revenues and royalty rate expectations with respect to the Horchow brand in light of current operating performance and future operating expectations.  Additionally, in the second quarter of fiscal year 2009, we recorded a $12.1 million pretax impairment charge related to the writedown to fair value of the net carrying value of the Horchow tradename.  At January 31, 2009, the recorded fair value of the Horchow tradename was $4.4 million.

As more fully described in Note 3, we recorded significant impairment charges in the second quarter of fiscal year 2009 to writedown our tradenames and goodwill to estimate fair value.

3.              Impairment of Long-Lived Assets

In connection with the preparation of our consolidated financial statements for the second quarter of fiscal year 2009, we concluded that it was appropriate to test our long-lived assets for recoverability in light of the following factors:

•                  Recent significant declines in the U.S. and international financial markets and the resulting impact of such events on current and anticipated future macroeconomic conditions and customer behavior;

•                  The determination that these macroeconomic conditions are significantly impacting our current business operations as evidenced by the double digit decreases in comparable revenues we are currently experiencing; and

•                  Our expectation that current business conditions and trends will continue for an extended period.

In connection with the review of our long-lived assets for recoverability, we determined certain of our property and equipment, tradenames and goodwill to be impaired and recorded the following impairment charges in the second quarter of fiscal 2009, which are included in impairment charges in our condensed consolidated statements of operations:

(in thousands)	Specialty Retail stores	Direct Marketing	Total

Property and equipment	$26,821	$—	$26,821
Tradenames	210,872	31,374	242,246
Goodwill	291,092	—	291,092
	$528,785	$31,374	$560,159

Long-lived assets.  The recoverability assessment with respect to our long-lived assets (consisting of property and equipment, customer lists and favorable lease commitments) is performed at the store level.  This assessment is based upon the comparison of the undiscounted cash flows anticipated to be generated from the store to the net carrying value of the store assets.  To the extent the store-level cash flows are not sufficient to recover the net carrying value of the store assets, the assets are impaired and written down to their estimated fair value based upon discounted future cash flows.  Based upon the review of our store-level assets conducted in the second quarter, we identified certain property and equipment to be impaired by $26.8 million.

The recoverability assessment related to store-level assets requires judgments and estimates of future revenues, gross margin rates and store expenses.  We base these estimates upon our past and expected future performance.  We believe our estimates are appropriate in light of current market conditions.  However, future impairment charges could be required if we do not achieve our current revenue or cash flow projections.

Tradenames.  The recoverability assessment with respect to each of the tradenames used in our operations requires us to estimate the fair value of the tradename as of the assessment date.  Such determination is made using discounted cash flow techniques.  Inputs to the valuation model include:

•                  Future revenue and profitability projections associated with the tradename;

•                  Estimated market royalty rates that could be derived from the licensing of our tradenames to third parties in order to establish the cash flows accruing to the benefit of the Company as a result of our ownership of our tradenames; and

•                  Rate used to discount the estimated royalty cash flow projections to their present value (or estimated fair value).

Based upon the review of our tradenames in the second quarter of fiscal year 2009, we determined certain of these tradenames were impaired and recorded impairment charges aggregating $242.2 million.  These impairment charges reflect 1) lower revenues and profitability projections associated with our tradenames in the near term, 2) lower estimated market royalty rate expectations in light of current general economic conditions as well as our lower near-term profitability projections and 3) a higher rate (based upon the weighted average cost of capital) required to discount our cash flow projections in light of current economic conditions and financial market considerations.  We believe our estimates are appropriate based upon current market conditions.  However, future impairment charges could be required if we do not achieve our current revenue and profitability projections, market royalty rates decrease or the weighted average cost of capital increases.  We currently estimate that the fair value of our tradenames decreases by approximately $238.7 million for each 0.5% decrease in market royalty rates and by $97.3 million for each 0.5% increase in the weighted average cost of capital.

Goodwill.  We assess the recoverability of the goodwill associated with our Neiman Marcus stores, Bergdorf Goodman stores and Direct Marketing reporting units. Such determination is made using discounted cash flow techniques.  Inputs to the valuation model include:

•                  Estimated future cash flows;

•                  Growth assumptions for future revenues as well as future gross margin rates, expense rates and other estimates; and

•                  Rate used to discount our estimated future cash flow projections to their present value (or estimated fair value).

Based upon the review of our recorded goodwill balances in the second quarter of fiscal year 2009, we determined the goodwill balances associated with our Specialty Retail stores were impaired and recorded impairment charges aggregating $291.1 million.  These impairment charges reflect 1) lower cash flow, revenue and profitability projections associated with these operations and 2) a higher rate (based upon the weighted average cost of capital) required to discount our cash flow projections in light of current economic conditions and financial market considerations.  We believe our estimates are appropriate based upon current market conditions. However, future impairment charges could be required if we do not achieve our current cash flow, revenue and profitability projections or the weighted average cost of capital increases.  We currently estimate that the fair value of our goodwill decreases by approximately $336.1 million for each 0.5% increase in the weighted average cost of capital.

4.              Long-term Debt

The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	January 31, 2009	August 2, 2008	January 26, 2008

Senior Secured Term Loan Facility	variable	$1,625,000	$1,625,000	$1,625,000
2028 Debentures	7.125%	121,199	121,102	121,004
Senior Notes (1)	9.0%/9.75%	700,000	700,000	700,000
Senior Subordinated Notes	10.375%	500,000	500,000	500,000
Long-term debt		$2,946,199	$2,946,102	$2,946,004

(1)  As permitted for any interest period through October 15, 2010, we elected to pay interest by issuing additional Senior Notes at the interest rate of 9.75% instead of paying interest in cash for the interest period commencing on January 15, 2009 through April 14, 2009.  As a result, we estimate that the principal amount of Senior Notes will increase by $20.5 million at April 14, 2009.

Senior Secured Asset-Based Revolving Credit Facility.  NMG’s senior secured Asset-Based Revolving Credit Facility provides financing of up to $600.0 million, subject to a borrowing base equal to at any time the lesser of 80% of eligible inventory (valued at the lower of cost or market value) and 85% of net orderly liquidation value of the eligible inventory, less certain reserves.  In addition, our ability to borrow and obtain letters of credit under this facility is limited by a minimum liquidity condition described below.

The Asset-Based Revolving Credit Facility provides that NMG has the right at any time to request up to $200.0 million of additional commitments, but the lenders are under no obligation to provide any such additional commitments; and any increase in commitments will be subject to customary conditions precedent. NMG’s ability to borrow under any increased commitments would still be limited by the amount of the borrowing base.

As of January 31, 2009, NMG had $576.2 million of unused borrowing availability under the Asset-Based Revolving Credit Facility based on a borrowing base of over $600.0 million and after giving effect to $23.8 million used for letters of credit.  The principal amount of the loans outstanding is due and payable in full on October 6, 2010.

Borrowings under the Asset-Based Revolving Credit Facility bear interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank Trust Company Americas and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. The applicable margin is 0% with respect to base rate borrowings and up to 1.75% with respect to LIBOR borrowings. The applicable margin is subject to adjustment based on the historical availability under the Asset-Based Revolving Credit Facility.  NMG is also required to pay a commitment fee of 0.375% per annum in respect of the unutilized commitments. If the average revolving loan utilization is 50% or more for any applicable period, the commitment fee will be reduced to 0.250% for such period. NMG must also pay customary letter of credit fees and agency fees.

All obligations under the Asset-Based Revolving Credit Facility are guaranteed by the Company and certain of NMG’s existing and future domestic subsidiaries (subsidiary guarantors). As of January 31, 2009, the liabilities of NMG’s non-guarantor subsidiaries totaled approximately $1.7 million and the assets of NMG’s non-guarantor subsidiaries aggregated approximately $1.2 million.  All obligations under NMG’s Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of the Company, NMG and the subsidiary guarantors.

The Asset-Based Revolving Credit Facility contains a number of customary affirmative and negative covenants, restrictions and events of default, but does not require NMG to comply with any financial ratio maintenance covenants.

The covenants limiting dividends and other restricted payments; investments, loans, advances and acquisitions; and prepayments or redemptions of other indebtedness, each permit the restricted actions in an unlimited amount, subject to the satisfaction of certain payment conditions, principally that NMG must have at least $75.0 million of pro forma excess availability under the Asset-Based Revolving Credit Facility and that NMG must be in pro forma compliance with the fixed charge coverage ratio described below.  In addition, NMG is permitted to take such restricted actions regardless of whether such conditions are satisfied, subject to a $30.0 million shared basket that is available.

Although the Asset-Based Revolving Credit Facility does not require NMG to comply with any financial ratio maintenance covenants, if less than $60.0 million were available to be borrowed under the Asset-Based Revolving Credit Facility at any time, NMG would not be permitted to borrow additional amounts and obtain letters of credit (including amendments, renewals and extensions of letters of credit) unless its pro forma ratio of consolidated EBITDA to consolidated Fixed Charges (as such terms are defined in the credit agreement) was at least 1.1 to 1.0.  NMG’s Fixed Charge Coverage Ratio for the four-quarter period ended January 31, 2009 was 1.1 to 1.0.  We anticipate that the Fixed Charge Coverage Ratio may continue to decline through the remainder of fiscal year 2009, but we would not expect any such decline to adversely affect our ability to borrow or obtain other extensions of credit under our Asset-Based Revolving Credit Facility because we do not expect our excess availability thereunder to fall below $60.0 million.

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

At January 31, 2009, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.19% at January 31, 2009.  The applicable margin is subject to adjustment based on contractually defined debt coverage ratios.  At January 31, 2009, the applicable margin with respect to base rate borrowings was 1.00% and the applicable margin with respect to LIBOR borrowings was 2.00%.

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

The fair value of the 2028 Debentures at January 31, 2009 was approximately $62.5 million.

Senior Notes.  NMG has $700.0 million aggregate principal amount of 9.0% / 9.75% Senior Notes under a senior indenture (Senior Indenture).  NMG’s Senior Notes mature on October 15, 2015.

For any interest payment period through October 15, 2010, NMG may, at its option, elect to pay interest on the Senior Notes entirely in cash (Cash Interest) or entirely by increasing the principal amount of the outstanding Senior Notes or by issuing additional Senior Notes (PIK Interest). Cash Interest on the Senior Notes accrues at the rate of 9% per annum. PIK Interest on the Senior Notes accrues at the rate of 9.75% per annum. We negotiated for the right to include the PIK feature in our Senior Notes relating to the PIK Notes because of our belief that this feature could be a useful tool to enhance liquidity under appropriate circumstances. In the second quarter of fiscal year 2009, given the dislocation in the financial markets and the uncertainty as to when reasonable conditions will return, we believed that it was appropriate to utilize this feature, even though we had available borrowing capacity under our $600 million revolving credit facility. Accordingly, we elected to pay PIK Interest for the interest period commencing on January 15, 2009 and continuing through April 14, 2009 and will make such interest payment with the issuance of additional Senior Notes at the PIK Interest rate of 9.75% instead of paying interest in cash.

Prior to the beginning of each eligible interest period in the future, we will evaluate whether to continue utilizing this PIK feature, taking into account market conditions and other relevant factors at that time. After October 15, 2010, we will make all interest payments on the Senior Notes entirely in cash.  Interest on the Senior Notes is payable quarterly in arrears on each January 15, April 15, July 15 and October 15, commencing on January 15, 2006.

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

The fair value of NMG’s Senior Notes at January 31, 2009 was approximately $308.0 million.

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

The fair value of NMG’s Senior Subordinated Notes at January 31, 2009 was approximately $230.0 million.

Maturities of Long-Term Debt.  At January 31, 2009, annual maturities of long-term debt during the next five fiscal years and thereafter are as follows (in millions):

2010	$—
2011	—
2012	—
2013	1,625.0
2014	—
Thereafter	1,321.2

The above table does not reflect either future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility or additional principal amounts under the Senior Notes that will be outstanding as a result of our current PIK Interest election for the interest period commencing on January 15, 2009 and continuing through April 14, 2009, or any future PIK Interest election that we may make through October 15, 2010.

Interest expense.  The significant components of interest expense are as follows:

	Thirteen weeks ended		Twenty-Six weeks ended
(in thousands)	January 31, 2009	January 26, 2008	January 31, 2009	January 26, 2008

Senior Secured Term Loan Facility	$23,941	$27,806	$47,871	$55,782
2028 Debentures	2,227	2,181	4,453	4,365
Senior Notes	15,711	15,453	31,461	30,906
Senior Subordinated Notes	13,122	12,724	26,091	25,448
Amortization of debt issue costs	3,554	3,554	7,109	7,109
Other	865	842	1,691	1,674
Total interest expense	59,420	62,560	118,676	125,284
Less:
Interest income	666	1,433	1,771	2,288
Capitalized interest	173	730	479	1,376
Interest expense, net	$58,581	$60,397	$116,426	$121,620

5.              Fair Value Measurements

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

In addition to defining fair value, SFAS 157 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the following three levels:

•                  Level 1 — valuation inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

•                  Level 2 — valuation inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•                  Level 3 — valuation inputs are unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models and similar techniques.

We use derivative financial instruments to help manage our interest rate risk.  Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness. The interest rate swap agreements terminate after five years.  The fair values of the interest rate swaps are estimated using industry standard valuation models using market-based observable inputs including interest rate curves (Level 2).  At January 31, 2009, the net fair value of NMG’s interest rate swap agreements was a loss of approximately $61.7 million, which amount is included in other long-term liabilities.

As of the effective date, NMG designated the interest rate swaps as cash flow hedges. As a result, changes in the fair value of NMG’s swaps are recorded subsequent to the effective date as a component of accumulated other comprehensive loss.  At January 31, 2009, we have $38.1 million of unrecognized losses, net of tax, on our interest rate swap agreements included in accumulated other comprehensive loss.

As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.809% to 6.983% per quarter through 2010 and result in an average fixed rate of 6.878%.

6.              Employee Benefit Plans

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

Benefit Obligations.  Obligations for our employee benefit plans, included in other long-term liabilities, are as follows:

(in thousands)	January 31, 2009	August 2, 2008	January 26, 2008

Pension Plan	$153,968	$40,802	$40,228
SERP Plan	87,863	77,566	81,177
Postretirement Plan	20,150	20,336	22,855
	261,981	138,704	144,260
Less: current portion	(4,165)	(4,165)	(4,019)
Long-term portion of benefit obligations	$257,816	$134,539	$140,241

In light of current market conditions and the significant decline in our pension assets and in accordance with the provisions of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”, we remeasured both our plan assets and benefit obligations during the second quarter of fiscal year 2009.  We increased our recorded liability for projected benefit obligations payable by the Pension Plan by $111.2 million and by the SERP Plan by $8.5 million to equal their unfunded status.  The $111.2 million increase in our Pension Plan obligation was driven by a decrease in the fair value of our pension plan assets of approximately $66 million and a decrease in our discount rate from 6.75% at August 2, 2008 to 6.10% at January 31, 2009, which resulted in increases in the obligations related to our Pension Plan and SERP Plan aggregating approximately $42 million.  As of January 31, 2009, we have $60.2 million (net of taxes of $39.1 million) of adjustments to such obligations recorded as increases to accumulated other comprehensive loss.

In the first quarter of fiscal year 2008, we reduced our recorded liability for projected benefit obligations payable by the Pension Plan by $26.1 million and by the SERP Plan by $6.3 million to reflect the impact of freezing benefits provided under these plans as of December 31, 2007, as more fully described below.  The total one-time pension curtailment gain of $32.5 million was recorded as other income in our condensed consolidated statements of operations.

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

In connection with the redesign of our long-term benefits program, we recorded a one-time pension curtailment gain of $32.5 million (recorded as other income in our condensed consolidated statements of operations) in the first quarter of fiscal year 2008 to reflect the impact of freezing benefits provided under the Pension and SERP Plans as of December 31, 2007.

Costs of Benefits.  The components of the expenses incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Thirteen weeks ended		Twenty-Six weeks ended
(in thousands)	January 31, 2009	January 26, 2008	January 31, 2009	January 26, 2008
Pension Plan:
Service cost	$1,444	$3,409	$2,875	$7,803
Interest cost	5,932	5,549	11,970	11,390
Expected return on plan assets	(6,373)	(6,019)	(12,880)	(12,178)
Net amortization of gains	—	188	—	—
Pension Plan expense	$1,003	$3,127	$1,965	$7,015

Curtailment gain	$—	$—	$—	$26,113

SERP Plan:
Service cost	$164	$378	$326	$846
Interest cost	1,302	1,203	2,638	2,473
SERP Plan expense	$1,466	$1,581	$2,964	$3,319

Curtailment gain	$—	$—	$—	$6,337

Postretirement Plan:
Service cost	$23	$31	$46	$62
Interest cost	336	339	672	678
Net amortization of losses	70	137	141	274
Postretirement Plan expense	$429	$507	$859	$1,014

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

7.              Income Taxes

Our effective income tax rate for year-to-date fiscal 2009 was 20.9% compared to 39.2% for year-to-date fiscal 2008.  No income tax benefit exists related to the $291.1 million of goodwill impairment charges recorded in the second quarter of fiscal year 2009.  Excluding the impact of the goodwill impairment charges, our effective income tax rate was 39.0% for year-to-date fiscal 2009.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) in the first quarter of fiscal year 2008.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The cumulative effect of adopting FIN 48 resulted in a net increase to our accruals for uncertain tax positions of $9.1 million for the derecognition of certain tax benefits previously recorded. This increase to our accruals was offset by a corresponding increase to goodwill as these uncertainties existed at the time of the Acquisition.  At August 2, 2008, the gross amount of unrecognized tax benefits was $21.3 million, of which $1.7 million would impact our effective tax rate, if recognized.  We classify interest and penalties as a component of income tax (benefit) expense and our liability for accrued interest and penalties was $9.5 million as of August 2, 2008. There were no material changes to our unrecognized tax benefits during either the first or second quarters of fiscal year 2009.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  The IRS is now examining our federal tax returns for fiscal years 2005 and 2006.  We believe our recorded tax liabilities as of January 31, 2009 are sufficient to cover any potential assessments to be made by the IRS upon the completion of their examinations. We will continue to monitor the progress of the IRS examinations and review our recorded tax liabilities for potential audit assessments.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2004.  During the fourth quarter of fiscal year 2008, we entered into a negotiated settlement with a state tax authority regarding a state non-filing position which resulted in a reduction to our gross unrecognized tax benefits of $7.2 million and a corresponding decrease to goodwill of $3.0 million related to the resolution of uncertainties that existed at the time of the Acquisition. We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next 12 months as a result of settlements with tax authorities.  At this time, we do not believe such adjustments will have a material impact on our consolidated financial statements.

8.              Stock-Based Compensation

The Company has approved equity-based management arrangements which authorize equity awards to be granted to certain management employees for up to 87,992.0 shares of the common stock of the Company.  Options generally vest over four to five years and expire 10 years from the date of grant.

A summary of the status of our stock option plan as of January 31, 2009, August 2, 2008 and January 26, 2008 and changes during the periods ended on these dates is as follows:

	January 31, 2009		August 2, 2008		January 26, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	83,146.6	$1,553	83,634.3	$1,430	83,634.3	$1,430
Granted	—	—	260.0	2,684	260.0	2,684
Exercised	(854.5)	1,684	—	—	—	—
Forfeited	(2,481.4)	1,606	(747.7)	1,597	—	—
Outstanding at end of period	79,810.7	$1,546	83,146.6	$1,553	83,894.3	$1,434
Options exercisable at end of period	55,945.5	$1,431	46,684.4	$1,375	40,653.1	$1,385

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

We use the Black-Scholes option-pricing model to determine the fair value of our options as of the date of grant in accordance with the provisions of SFAS 123(R).  A summary of fiscal year 2008 grants and fair value assumptions is as follows:

	Fiscal Year 2008 Grants
	Fair Value Options	Accreting Exercise Price Options
Options Granted	130.0	130.0
Exercise Price at January 31, 2009	$2,684	$2,952
Term	5	5
Volatility	30.0%	30.0%
Risk-Free Rate	3.5%	3.5%
Dividend Yield	—	—
Fair Value	$882	$433

Expected volatility is based on a combination of NMG’s historical volatility adjusted for our leverage and estimates of implied volatility of our peer group.

We recognize compensation expense for stock options on a straight-line basis over the vesting period.  We recognized non-cash stock compensation expense of $3.0 million in both year-to-date fiscal 2009 and year-to-date fiscal 2008, which is included in selling, general and administrative expenses. At January 31, 2009, unearned non-cash stock-based compensation that we expect to recognize as expense over the next five years aggregates approximately $8.9 million.

9.              Transactions with Sponsors

Pursuant to a management services agreement with affiliates of the Sponsors, and in exchange for on-going consulting and management advisory services that are provided to us by the Sponsors and their affiliates, affiliates of the Sponsors receive an aggregate annual management fee equal to the lesser of (i) 0.25% of our consolidated annual revenues or (ii) $10 million. Affiliates of the Sponsors also receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with services provided pursuant to the agreement. These management fees are payable quarterly in arrears.  We recorded management fees of $5.2 million during year-to-date fiscal 2009 and $6.3 million during year-to-date fiscal 2008, which are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

The management services agreement also provides that affiliates of the Sponsors may receive future fees in connection with certain subsequent financing and acquisition or disposition transactions. The management services agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

10.       Income from Credit Card Program, Net

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

On April 21, 2008, we entered into an amendment to the Program Agreement, dated as of June 8, 2005, with HSBC. The amendment, among other things, provides for 1) the allocation between HSBC and NMG of additional income, if any, to be generated from the credit card program as a result of certain changes made to the Program Agreement and 2) the allocation of certain credit card losses between HSBC and NMG.  Credit losses allocable to NMG are based upon a percentage of losses incurred as a percentage of credit sales and subject to a contractual limit, which limits our loss exposure to a maximum of 0.3% of credit sales from April 1, 2008 to June 30, 2010.  As a result of current higher delinquencies and losses on consumer indebtednesses in light of current economic conditions, losses are currently allocable to NMG at the maximum contractual limit.  As a result, we recorded a charge of approximately $3.1 million during the second quarter of fiscal year 2009 and $5.3 million during year-to-date fiscal 2009 for our allocable portion of credit card losses, which is included as a reduction to HSBC Program Income. As of January 31, 2009, our reserve for credit card losses aggregated $6.0 million.

11.       Commitments and Contingencies

Long-term Incentive Plan.  The Company has a long-term incentive plan (Long-term Incentive Plan) that provides for a cash incentive payable upon a change of control, as defined, subject to the attainment of certain performance objectives to certain employees.  Performance objectives and targets are based on cumulative EBITDA percentages for three year periods beginning in fiscal year 2006.  Earned awards for each completed performance period will be credited to a book account and will earn interest at a contractually defined annual rate until the award is paid.  Awards will be paid within 30 days of a change of control or the first day there is a public market of at least 20% of total outstanding common stock.  As of January 31, 2009, the vested participant balance in the Long-Term Incentive Plan aggregated $3.5 million.

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

12. Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss (amounts are recorded net of related income taxes):

(in thousands)	January 31, 2009	August 2, 2008	January 26, 2008

Unrealized loss on financial instruments	$(38,114)	$(21,755)	$(31,052)
Change in unfunded benefit obligations	(60,221)	12,302	15,709
Other	(171)	289	322
Total accumulated other comprehensive loss	$(98,506)	$(9,164)	$(15,021)

(in thousands)	Twenty-Six weeks ended January 31, 2009	Twenty-Six weeks ended January 26, 2008
Net (loss) earnings from condensed consolidated statements of operations	$(496,378)	$123,061
Change in unrealized (loss) gain on financial instruments	(16,359)	(34,785)
Change in unfunded benefit obligations	(72,523)	—
Other	(460)	(1,465)
Total comprehensive (loss) income for the period	$(585,720)	$86,811

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

Operating (loss) earnings for the segments include 1) revenues, 2) cost of sales, 3) direct selling, general, and administrative expenses, 4) other direct operating expenses, 5) income from credit card program and 6) depreciation expense for the respective segment.  Items not allocated to our operating segments include those items not considered by management in measuring the assets and profitability of our segments. These amounts include 1) corporate expenses including, but not limited to, treasury, investor relations, legal and finance support services, and general corporate management, 2) charges related to the application of purchase accounting adjustments made in connection with the Acquisition including amortization of customer lists and favorable lease commitments, impairment charges and other non-cash items and 3) interest expense.  These items, while often times related to the operations of a segment, are not considered by segment operating management, corporate operating management and the chief operating decision maker in assessing segment operating performance.  The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (except with respect to purchase accounting adjustments not allocated to the operating segments).

The following tables set forth the information for our reportable segments:

	Thirteen weeks ended		Twenty-Six weeks ended
(in thousands)	January 31, 2009	January 26, 2008	January 31, 2009	January 26, 2008

REVENUES
Specialty Retail stores	$870,537	$1,136,324	$1,697,663	$2,097,921
Direct Marketing	208,842	237,531	367,503	408,177
Total	$1,079,379	$1,373,855	$2,065,166	$2,506,098

OPERATING (LOSS) EARNINGS
Specialty Retail stores	$(13,861)	$127,917	$80,575	$293,499
Direct Marketing	14,677	41,968	34,038	65,230
Corporate expenses	(15,345)	(17,653)	(29,525)	(31,207)
Amortization of customer lists and favorable lease commitments	(18,037)	(17,953)	(36,074)	(35,949)
Impairment charges (1)	(560,159)	—	(560,159)	—
Other income (2)	—	—	—	32,450
Total	$(592,725)	$134,279	$(511,145)	$324,023

CAPITAL EXPENDITURES
Specialty Retail stores	$27,820	$36,421	$57,646	$76,610
Direct Marketing	3,263	5,714	6,898	11,563
Total	$31,083	$42,135	$64,544	$88,173

DEPRECIATION EXPENSE
Specialty Retail stores	$32,787	$30,331	$65,735	$60,262
Direct Marketing	4,922	3,776	9,234	7,821
Other	1,403	979	2,742	2,138
Total	$39,112	$35,086	$77,711	$70,221

	January 31, 2009	January 26, 2008
ASSETS
Tangible assets of Specialty Retail stores	$1,849,025	$1,895,607
Tangible assets of Direct Marketing	154,139	175,161
Corporate assets:
Intangible assets related to Specialty Retail stores	2,988,393	3,550,983
Intangible assets related to Direct Marketing	484,812	562,219
Other	332,681	343,454
Total	$5,809,050	$6,527,424

(1)

Impairment charges recorded in the second quarter of fiscal year 2009 consist of pretax charges of 1) $291.1 million for the writedown to fair value of goodwill, 2) $242.2 million for the writedown to fair value of the net carrying value of tradenames and 3) $26.8 million for the writedown to fair value of the net carrying value of certain long-lived assets.

(2)

For year-to-date fiscal 2008, other income represents a one-time pension curtailment gain of $32.5 million as a result of our decision to freeze certain Pension and SERP benefits as of December 31, 2007.

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

	January 31, 2009
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$221,527	$656	$1,001	$—	$223,184
Merchandise inventories	—	744,180	96,151	—	—	840,331
Other current assets	—	159,832	9,904	247	—	169,983
Total current assets	—	1,125,539	106,711	1,248	—	1,233,498
Property and equipment, net	—	901,460	129,825	—	—	1,031,285
Goodwill and intangible assets, net	—	1,610,216	1,862,989	—	—	3,473,205
Other assets	—	69,166	1,896	—	—	71,062
Investments in subsidiaries	1,093,579	2,004,967	—	—	(3,098,546)	—
Total assets	$1,093,579	$5,711,348	$2,101,421	$1,248	$(3,098,546)	$5,809,050
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$173,182	$22,446	$1	$—	$195,629
Accrued liabilities	—	292,503	72,131	775	—	365,409
Total current liabilities	—	465,685	94,577	776	—	561,038
Long-term liabilities:
Long-term debt	—	2,946,199	—	—	—	2,946,199
Deferred income taxes	—	750,027	—	—	—	750,027
Other long-term liabilities	—	455,858	1,381	968	—	458,207
Total long-term liabilities	—	4,152,084	1,381	968	—	4,154,433
Total shareholders’ equity	1,093,579	1,093,579	2,005,463	(496)	(3,098,546)	1,093,579
Total liabilities and shareholders’ equity	$1,093,579	$5,711,348	$2,101,421	$1,248	$(3,098,546)	$5,809,050

	August 2, 2008
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$238,204	$601	$375	$—	$239,180
Merchandise inventories	—	884,808	93,236	—	—	978,044
Other current assets	—	137,738	8,697	—	—	146,435
Total current assets	—	1,260,750	102,534	375	—	1,363,659
Property and equipment, net	—	939,522	134,940	832	—	1,075,294
Goodwill and intangible assets, net	—	1,889,445	2,153,172	—	—	4,042,617
Other assets	—	75,249	—	—	—	75,249
Investments in subsidiaries	1,676,519	2,288,802	—	—	(3,965,321)	—
Total assets	$1,676,519	$6,453,768	$2,390,646	$1,207	$(3,965,321)	$6,556,819
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$311,994	$33,593	$53	$—	$345,640
Accrued liabilities	—	291,047	69,930	117	—	361,094
Total current liabilities	—	603,041	103,523	170	—	706,734
Long-term liabilities:
Long-term debt	—	2,946,102	—	—	—	2,946,102
Deferred income taxes	—	929,970	—	—	—	929,970
Other long-term liabilities	—	298,136	(642)	—	—	297,494
Total long-term liabilities	—	4,174,208	(642)	—	—	4,173,566
Total shareholders’ equity	1,676,519	1,676,519	2,287,765	1,037	(3,965,321)	1,676,519
Total liabilities and shareholders’ equity	$1,676,519	$6,453,768	$2,390,646	$1,207	$(3,965,321)	$6,556,819

	January 26, 2008
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$234,321	$881	$545	$—	$235,747
Merchandise inventories	—	784,541	100,662	7	—	885,210
Other current assets	—	122,839	9,571	3,681	544	136,635
Total current assets	—	1,141,701	111,114	4,233	544	1,257,592
Property and equipment, net	—	925,987	136,681	2,066	—	1,064,734
Goodwill and intangible assets, net	—	1,922,766	2,190,436	—	—	4,113,202
Other assets	—	91,808	88	—	—	91,896
Investments in subsidiaries	1,647,834	2,320,138	—	—	(3,967,972)	—
Total assets	$1,647,834	$6,402,400	$2,438,319	$6,299	$(3,967,428)	$6,527,424
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$196,748	$41,145	$4,329	$544	$242,766
Accrued liabilities	—	332,656	79,626	57	—	412,339
Total current liabilities	—	529,404	120,771	4,386	544	655,105
Long-term liabilities:
Long-term debt	—	2,946,004	—	—	—	2,946,004
Deferred income taxes	—	962,712	—	—	—	962,712
Other long-term liabilities	—	316,446	(677)	—	—	315,769
Total long-term liabilities	—	4,225,162	(677)	—	—	4,224,485
Total shareholders’ equity	1,647,834	1,647,834	2,318,225	1,913	(3,967,972)	1,647,834
Total liabilities and shareholders’ equity	$1,647,834	$6,402,400	$2,438,319	$6,299	$(3,967,428)	$6,527,424

	Thirteen weeks ended January 31, 2009
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$923,020	$156,359	$—	$—	$1,079,379
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	694,798	125,374	1,231	—	821,403
Selling, general and administrative expenses (excluding depreciation)	—	214,592	30,434	(1,446)	—	243,580
Income from credit card program, net	—	(9,023)	(1,164)	—	—	(10,187)
Depreciation expense	—	34,310	4,154	648	—	39,112
Amortization of customer lists and favorable lease commitments	—	15,090	2,947	—	—	18,037
Impairment charges	—	275,871	284,288	—	—	560,159
Operating loss	—	(302,618)	(289,674)	(433)	—	(592,725)
Interest expense, net	—	58,579	2	—	—	58,581
Intercompany royalty charges (income)	—	58,889	(58,889)	—	—	—
Equity in loss (earnings) of subsidiaries	509,256	231,220	—	—	(740,476)	—
(Loss) earnings before income taxes	(509,256)	(651,306)	(230,787)	(433)	740,476	(651,306)
Income tax benefit	—	(142,050)	—	—	—	(142,050)
Net (loss) earnings	$(509,256)	$(509,256)	$(230,787)	$(433)	$740,476	$(509,256)

	Thirteen weeks ended January 26, 2008
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,167,217	$206,638	$—	$—	$1,373,855
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	772,879	140,169	186	—	913,234
Selling, general and administrative expenses (excluding depreciation)	—	255,531	37,487	(446)	—	292,572
Income from credit card program, net	—	(17,506)	(1,763)	—	—	(19,269)
Depreciation expense	—	30,679	4,300	107	—	35,086
Amortization of customer lists and favorable lease commitments	—	15,060	2,893	—	—	17,953
Operating earnings	—	110,574	23,552	153	—	134,279
Interest expense, net	—	60,394	3	—	—	60,397
Intercompany royalty charges (income)	—	83,143	(83,143)	—	—	—
Equity in (earnings) loss of subsidiaries	(44,303)	(106,845)	—	—	151,148	—
Earnings (loss) before income taxes	44,303	73,882	106,692	153	(151,148)	73,882
Income tax expense	—	29,579	—	—	—	29,579
Net earnings (loss)	$44,303	$44,303	$106,692	$153	$(151,148)	$44,303

	Twenty-Six weeks ended January 31, 2009
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,740,743	$324,423	$—	$—	$2,065,166
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,213,886	223,873	1,387	—	1,439,146
Selling, general and administrative expenses (excluding depreciation)	—	427,744	60,424	(1,760)	—	486,408
Income from credit card program, net	—	(20,556)	(2,631)	—	—	(23,187)
Depreciation expense	—	68,625	8,380	706	—	77,711
Amortization of customer lists and favorable lease commitments	—	30,179	5,895	—	—	36,074
Impairment charges	—	275,871	284,288	—	—	560,159
Operating loss	—	(255,006)	(255,806)	(333)	—	(511,145)
Interest expense, net	—	116,422	4	—	—	116,426
Intercompany royalty charges (income)	—	115,719	(115,719)	—	—	—
Equity in loss (earnings) of subsidiaries	496,378	140,424	—	—	(636,802)	—
(Loss) earnings before income taxes	(496,378)	(627,571)	(140,091)	(333)	636,802	(627,571)
Income tax benefit	—	(131,193)	—	—	—	(131,193)
Net (loss) earnings	$(496,378)	$(496,378)	$(140,091)	$(333)	$636,802	$(496,378)

	Twenty-Six weeks ended January 26, 2008
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,108,676	$397,422	$—	$—	$2,506,098
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,330,577	249,414	379	—	1,580,370
Selling, general and administrative expenses (excluding depreciation)	—	492,555	72,951	(958)	—	564,548
Income from credit card program, net	—	(32,941)	(3,622)	—	—	(36,563)
Depreciation expense	—	60,961	9,050	210	—	70,221
Amortization of customer lists and favorable lease commitments	—	30,119	5,830	—	—	35,949
Other income	—	(32,450)	—	—	—	(32,450)
Operating earnings	—	259,855	63,799	369	—	324,023
Interest expense, net	—	121,614	6	—	—	121,620
Intercompany royalty charges (income)	—	155,962	(155,962)	—	—	—
Equity in (earnings) loss of subsidiaries	(123,061)	(220,124)	—	—	343,185	—
Earnings (loss) before income taxes	123,061	202,403	219,755	369	(343,185)	202,403
Income tax expense	—	79,342	—	—	—	79,342
Net earnings (loss)	$123,061	$123,061	$219,755	$369	$(343,185)	$123,061

	Twenty-Six weeks ended January 31, 2009
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net (loss) earnings	$(496,378)	$(496,378)	$(140,091)	$(333)	$636,802	$(496,378)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expense	—	105,913	14,275	706	—	120,894
Deferred income taxes	—	(122,158)	—	—	—	(122,158)
Impairment charges	—	275,871	284,288	—	—	560,159
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	7,698	127	632	—	8,457
Intercompany royalty income payable (receivable)	—	115,719	(115,719)	—	—	—
Equity in loss (earnings) of subsidiaries	496,378	140,424	—	—	(636,802)	—
Changes in operating assets and liabilities, net	—	18,139	(38,953)	(379)	—	(21,193)
Net cash provided by operating activities	—	45,228	3,927	626	—	49,781
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(60,672)	(3,872)	—	—	(64,544)
Net cash used for investing activities	—	(60,672)	(3,872)	—	—	(64,544)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(1,233)	—	—	—	(1,233)
Net cash used for financing activities	—	(1,233)	—	—	—	(1,233)
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(16,677)	55	626	—	(15,996)
Beginning balance	—	238,204	601	375	—	239,180
Ending balance	$—	$221,527	$656	$1,001	$—	$223,184

	Twenty-Six weeks ended January 26, 2008
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$123,061	$123,061	$219,755	$369	$(343,185)	$123,061
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	98,189	14,880	210	—	113,279
Deferred income taxes	—	(13,673)	—	—	—	(13,673)
Gain on curtailment of defined benefit retirement obligations	—	(32,450)	—	—	—	(32,450)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	14,605	(37)	—	—	14,568
Intercompany royalty income payable (receivable)	—	155,962	(155,962)	—	—	—
Equity in (earnings) loss of subsidiaries	(123,061)	(220,124)	—	—	343,185	—
Changes in operating assets and liabilities, net	—	55,281	(74,488)	(792)	—	(19,999)
Net cash provided by (used for) operating activities	—	180,851	4,148	(213)	—	184,786
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(83,790)	(4,463)	80	—	(88,173)
Purchases of short-term investments	—	(10,000)	—	—	—	(10,000)
Sales of short-term investments	—	10,000	—	—	—	10,000
Net cash (used for) provided by investing activities	—	(83,790)	(4,463)	80	—	(88,173)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(2,073)	—	—	—	(2,073)
Net cash used for financing activities	—	(2,073)	—	—	—	(2,073)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	94,988	(315)	(133)	—	94,540
Beginning balance	—	139,333	1,196	678	—	141,207
Ending balance	$—	$234,321	$881	$545	$—	$235,747

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

	January 31, 2009
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$221,527	$1,657	$—	$223,184
Merchandise inventories	—	744,180	96,151	—	840,331
Other current assets	—	159,832	10,151	—	169,983
Total current assets	—	1,125,539	107,959	—	1,233,498
Property and equipment, net	—	901,460	129,825	—	1,031,285
Goodwill and intangible assets, net	—	1,610,216	1,862,989	—	3,473,205
Other assets	—	69,166	1,896	—	71,062
Investments in subsidiaries	1,093,579	2,004,967	—	(3,098,546)	—
Total assets	$1,093,579	$5,711,348	$2,102,669	$(3,098,546)	$5,809,050
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$173,182	$22,447	$—	$195,629
Accrued liabilities	—	292,503	72,906	—	365,409
Total current liabilities	—	465,685	95,353	—	561,038
Long-term liabilities:
Long-term debt	—	2,946,199	—	—	2,946,199
Deferred income taxes	—	750,027	—	—	750,027
Other long-term liabilities	—	455,858	2,349	—	458,207
Total long-term liabilities	—	4,152,084	2,349	—	4,154,433
Total shareholders’ equity	1,093,579	1,093,579	2,004,967	(3,098,546)	1,093,579
Total liabilities and shareholders’ equity	$1,093,579	$5,711,348	$2,102,669	$(3,098,546)	$5,809,050

	August 2, 2008
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$238,204	$976	$—	$239,180
Merchandise inventories	—	884,808	93,236	—	978,044
Other current assets	—	137,738	8,697	—	146,435
Total current assets	—	1,260,750	102,909	—	1,363,659
Property and equipment, net	—	939,522	135,772	—	1,075,294
Goodwill and intangible assets, net	—	1,889,445	2,153,172	—	4,042,617
Other assets	—	75,249	—	—	75,249
Investments in subsidiaries	1,676,519	2,288,802	—	(3,965,321)	—
Total assets	$1,676,519	$6,453,768	$2,391,853	$(3,965,321)	$6,556,819
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$311,994	$33,646	$—	$345,640
Accrued liabilities	—	291,047	70,047	—	361,094
Total current liabilities	—	603,041	103,693	—	706,734
Long-term liabilities:
Long-term debt	—	2,946,102	—	—	2,946,102
Deferred income taxes	—	929,970	—	—	929,970
Other long-term liabilities	—	298,136	(642)	—	297,494
Total long-term liabilities	—	4,174,208	(642)	—	4,173,566
Total shareholders’ equity	1,676,519	1,676,519	2,288,802	(3,965,321)	1,676,519
Total liabilities and shareholders’ equity	$1,676,519	$6,453,768	$2,391,853	$(3,965,321)	$6,556,819

	January 26, 2008
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$234,321	$1,426	$—	$235,747
Merchandise inventories	—	784,541	100,669	—	885,210
Other current assets	—	122,839	13,252	544	136,635
Total current assets	—	1,141,701	115,347	544	1,257,592
Property and equipment, net	—	925,987	138,747	—	1,064,734
Goodwill and intangible assets, net	—	1,922,766	2,190,436	—	4,113,202
Other assets	—	91,808	88	—	91,896
Investments in subsidiaries	1,647,834	2,320,138	—	(3,967,972)	—
Total assets	$1,647,834	$6,402,400	$2,444,618	$(3,967,428)	$6,527,424
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$196,748	$45,474	$544	$242,766
Accrued liabilities	—	332,656	79,683	—	412,339
Total current liabilities	—	529,404	125,157	544	655,105
Long-term liabilities:
Long-term debt	—	2,946,004	—	—	2,946,004
Deferred income taxes	—	962,712	—	—	962,712
Other long-term liabilities	—	316,446	(677)	—	315,769
Total long-term liabilities	—	4,225,162	(677)	—	4,224,485
Total shareholders’ equity	1,647,834	1,647,834	2,320,138	(3,967,972)	1,647,834
Total liabilities and shareholders’ equity	$1,647,834	$6,402,400	$2,444,618	$(3,967,428)	$6,527,424

	Thirteen weeks ended January 31, 2009
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$923,020	$156,359	$—	$1,079,379
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	694,798	126,605	—	821,403
Selling, general and administrative expenses (excluding depreciation)	—	214,592	28,988	—	243,580
Income from credit card program, net	—	(9,023)	(1,164)	—	(10,187)
Depreciation expense	—	34,310	4,802	—	39,112
Amortization of customer lists and favorable lease commitments	—	15,090	2,947	—	18,037
Impairment charges	—	275,871	284,288	—	560,159
Operating loss	—	(302,618)	(290,107)	—	(592,725)
Interest expense, net	—	58,579	2	—	58,581
Intercompany royalty charges (income)	—	58,889	(58,889)	—	—
Equity in loss (earnings) of subsidiaries	509,256	231,220	—	(740,476)	—
(Loss) earnings before income taxes	(509,256)	(651,306)	(231,220)	740,476	(651,306)
Income tax benefit	—	(142,050)	—	—	(142,050)
Net (loss) earnings	$(509,256)	$(509,256)	$(231,220)	$740,476	$(509,256)

	Thirteen weeks ended January 26, 2008
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,167,217	$206,638	$—	$1,373,855
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	772,879	140,355	—	913,234
Selling, general and administrative expenses (excluding depreciation)	—	255,531	37,041	—	292,572
Income from credit card program, net	—	(17,506)	(1,763)	—	(19,269)
Depreciation expense	—	30,679	4,407	—	35,086
Amortization of customer lists and favorable lease commitments	—	15,060	2,893	—	17,953
Operating earnings	—	110,574	23,705	—	134,279
Interest expense, net	—	60,394	3	—	60,397
Intercompany royalty charges (income)	—	83,143	(83,143)	—	—
Equity in (earnings) loss of subsidiaries	(44,303)	(106,845)	—	151,148	—
Earnings (loss) before income taxes	44,303	73,882	106,845	(151,148)	73,882
Income tax expense	—	29,579	—	—	29,579
Net earnings (loss)	$44,303	$44,303	$106,845	$(151,148)	$44,303

	Twenty-Six weeks ended January 31, 2009
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,740,743	$324,423	$—	$2,065,166
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,213,886	225,260	—	1,439,146
Selling, general and administrative expenses (excluding depreciation)	—	427,744	58,664	—	486,408
Income from credit card program, net	—	(20,556)	(2,631)	—	(23,187)
Depreciation expense	—	68,625	9,086	—	77,711
Amortization of customer lists and favorable lease commitments	—	30,179	5,895	—	36,074
Impairment charges	—	275,871	284,288	—	560,159
Operating loss	—	(255,006)	(256,139)	—	(511,145)
Interest expense, net	—	116,422	4	—	116,426
Intercompany royalty charges (income)	—	115,719	(115,719)	—	—
Equity in loss (earnings) of subsidiaries	496,378	140,424	—	(636,802)	—
(Loss) earnings before income taxes	(496,378)	(627,571)	(140,424)	636,802	(627,571)
Income tax benefit	—	(131,193)	—	—	(131,193)
Net (loss) earnings	$(496,378)	$(496,378)	$(140,424)	$636,802	$(496,378)

	Twenty-Six weeks ended January 26, 2008
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,108,676	$397,422	$—	$2,506,098
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,330,577	249,793	—	1,580,370
Selling, general and administrative expenses (excluding depreciation)	—	492,555	71,993	—	564,548
Income from credit card program, net	—	(32,941)	(3,622)	—	(36,563)
Depreciation expense	—	60,961	9,260	—	70,221
Amortization of customer lists and favorable lease commitments	—	30,119	5,830	—	35,949
Other income	—	(32,450)	—	—	(32,450)
Operating earnings	—	259,855	64,168	—	324,023
Interest expense, net	—	121,614	6	—	121,620
Intercompany royalty charges (income)	—	155,962	(155,962)	—	—
Equity in (earnings) loss of subsidiaries	(123,061)	(220,124)	—	343,185	—
Earnings (loss) before income taxes	123,061	202,403	220,124	(343,185)	202,403
Income tax expense	—	79,342	—	—	79,342
Net earnings (loss)	$123,061	$123,061	$220,124	$(343,185)	$123,061

	Twenty-Six weeks ended January 31, 2009
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net (loss) earnings	$(496,378)	$(496,378)	$(140,424)	$636,802	$(496,378)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expense	—	105,913	14,981	—	120,894
Deferred income taxes	—	(122,158)	—	—	(122,158)
Impairment charges	—	275,871	284,288	—	560,159
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	7,698	759	—	8,457
Intercompany royalty income payable (receivable)	—	115,719	(115,719)	—	—
Equity in loss (earnings) of subsidiaries	496,378	140,424	—	(636,802)	—
Changes in operating assets and liabilities, net	—	18,139	(39,332)	—	(21,193)
Net cash provided by operating activities	—	45,228	4,553	—	49,781
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(60,672)	(3,872)	—	(64,544)
Net cash used for investing activities	—	(60,672)	(3,872)	—	(64,544)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(1,233)	—	—	(1,233)
Net cash used for financing activities	—	(1,233)	—	—	(1,233)
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(16,677)	681	—	(15,996)
Beginning balance	—	238,204	976	—	239,180
Ending balance	$—	$221,527	$1,657	$—	$223,184

	Twenty-Six weeks ended January 26, 2008
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$123,061	$123,061	$220,124	$(343,185)	$123,061
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	98,189	15,090	—	113,279
Deferred income taxes	—	(13,673)	—	—	(13,673)
Gain on curtailment of defined benefit retirement obligations	—	(32,450)	—	—	(32,450)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	14,605	(37)	—	14,568
Intercompany royalty income payable (receivable)	—	155,962	(155,962)	—	—
Equity in (earnings) loss of subsidiaries	(123,061)	(220,124)	—	343,185	—
Changes in operating assets and liabilities, net	—	55,281	(75,280)	—	(19,999)
Net cash provided by operating activities	—	180,851	3,935	—	184,786
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(83,790)	(4,383)	—	(88,173)
Purchases of short-term investments	—	(10,000)	—	—	(10,000)
Sales of short-term investments	—	10,000	—	—	10,000
Net cash used for investing activities	—	(83,790)	(4,383)	—	(88,173)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(2,073)	—	—	(2,073)
Net cash used for financing activities	—	(2,073)	—	—	(2,073)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	94,988	(448)	—	94,540
Beginning balance	—	139,333	1,874	—	141,207
Ending balance	$—	$234,321	$1,426	$—	$235,747

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our fiscal year ends on the Saturday closest to July 31. All references to the second quarter of fiscal year 2009 relate to the thirteen weeks ended January 31, 2009. All references to the second quarter of fiscal year 2008 relate to the thirteen weeks ended January 26, 2008. All references to year-to-date fiscal 2009 relate to the twenty-six weeks ended January 31, 2009. All references to year-to-date fiscal 2008 relate to the twenty-six weeks ended January 26, 2008.

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

Our revenues can be affected by the following factors:

•                  general economic conditions, including the continuing deterioration of the general economic conditions and the length of a recovery;

•                  changes in the level of consumer spending generally and, specifically, on luxury goods;

•                  changes in the level of full-price sales;

•                  changes in the level of promotional events conducted by our Specialty Retail stores and Direct Marketing operations;

•                  our ability to successfully implement our store expansion and remodeling strategies; and

•                  the rate of growth in internet revenues by our Direct Marketing operations.

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise. These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold. We received vendor allowances of $62.5 million, or 3.0% of revenues, in year-to-date fiscal 2009 and $55.0 million, or 2.2% of revenues, in year-to-date fiscal 2008.

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

Advertising costs incurred by our Specialty Retail segment consist primarily of print media costs related to promotional materials mailed to our customers, while advertising costs incurred by our Direct Marketing operations relate to the production, printing and distribution of our print catalogs and the production of the photographic content on our websites, as well as online marketing costs. We receive advertising allowances from certain of our merchandise vendors. Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media. As a result, these allowances are recorded as a reduction of our advertising costs when earned. Vendor allowances earned and recorded as a reduction to selling, general and administrative expenses aggregated approximately $40.9 million, or 2.0% of revenues, in year-to-date fiscal 2009 and $43.9 million, or 1.7% of revenues, in year-to-date fiscal 2008.

We also receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendor’s merchandise. These allowances are netted against the related compensation expense that we incur. Amounts received from vendors related to compensation programs were $35.4 million, or 1.7% of revenues, in year-to-date fiscal 2009 and $36.1 million, or 1.4% of revenues, in year-to-date fiscal 2008.

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

Income from credit card program, net. Pursuant to a long-term marketing and servicing alliance with HSBC, HSBC offers credit card and non-card payment plans bearing our brands and we receive ongoing payments from HSBC based on net credit card sales and compensation for marketing and servicing activities (HSBC Program Income). We recognize HSBC Program Income when earned. In the future, the HSBC Program Income may be:

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

•                  increased for our allocable share of certain income, if any, generated from the credit card program as provided pursuant to our contractual agreement with HSBC; and

•                  decreased for our allocable share of certain credit card losses generated from the credit card portfolio (credit losses are based upon a percentage of losses incurred as a percentage of credit sales and subject to a contractual limit, which limits our loss exposure to a maximum of 0.3% of credit sales from April 1, 2008 to June 30, 2010).

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

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net revenues for the periods indicated.

	Quarter-to-Date		Year-to-Date
	Thirteen weeks ended January 31, 2009	Thirteen weeks ended January 26, 2008	Twenty-Six weeks ended January 31, 2009	Twenty-Six weeks ended January 26, 2008

Revenues	100.0%	100.0%	100.0%	100.0%

Cost of goods sold including buying and occupancy costs (excluding depreciation)	76.1	66.5	69.7	63.1
Selling, general and administrative expenses (excluding depreciation)	22.6	21.3	23.6	22.5
Income from credit card program, net	(0.9)	(1.4)	(1.1)	(1.5)
Depreciation expense	3.6	2.6	3.8	2.8
Amortization of customer lists	1.3	1.0	1.3	1.1
Amortization of favorable lease commitments	0.4	0.3	0.4	0.3
Impairment charges	51.9	—	27.1	—
Other income	—	—	—	(1.3)
Operating (loss) earnings	(54.9)	9.8	(24.8)	12.9
Interest expense, net	5.4	4.4	5.6	4.9
(Loss) earnings before income taxes	(60.3)	5.4	(30.4)	8.1
Income tax (benefit) expense	(13.2)	2.2	(6.4)	3.2
Net (loss) earnings	(47.2)%	3.2%	(24.0)%	4.9%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

	Quarter-to-Date		Year-to-Date
(dollars in millions, except sales per square foot)	Thirteen weeks ended January 31, 2009	Thirteen weeks ended January 26, 2008	Twenty-Six weeks ended January 31, 2009	Twenty-Six weeks ended January 26, 2008
REVENUES
Specialty Retail stores	$870.6	$1,136.3	$1,697.7	$2,097.9
Direct Marketing	208.8	237.5	367.5	408.2
Total	$1,079.4	$1,373.8	$2,065.2	$2,506.1

OPERATING (LOSS) EARNINGS
Specialty Retail stores	$(13.9)	$127.9	$80.6	$293.5
Direct Marketing	14.7	42.0	34.0	65.2
Corporate expenses	(15.4)	(17.6)	(29.5)	(31.2)
Amortization of customer lists and favorable lease commitments	(18.0)	(18.0)	(36.1)	(36.0)
Impairment charges (1)	(560.1)		(560.1)	—
Other income (2)	—	—	—	32.5
Total	$(592.7)	$134.3	$(511.1)	$324.0

OPERATING (LOSS) PROFIT MARGIN
Specialty Retail stores	(1.6)%	11.3%	4.7%	14.0%
Direct Marketing	7.0%	17.7%	9.3%	16.0%
Total	(54.9)%	9.8%	(24.8)%	12.9%

CHANGE IN COMPARABLE REVENUES (3)
Specialty Retail stores	(25.0)%	3.4%	(20.8)%	4.7%
Direct Marketing	(12.1)%	5.2%	(10.0)%	6.0%
Total	(22.8)%	3.7%	(19.0)%	4.9%

SALES PER SQUARE FOOT
Specialty Retail stores	$139	$190	$271	$353

STORE COUNT
Neiman Marcus and Bergdorf Goodman stores:
Open at beginning of period	42	41	41	40
Opened during the period	—	—	1	1
Open at end of period	42	41	42	41
Clearance centers:
Open at beginning of period	25	21	24	20
Opened during the period	—	1	1	2
Open at end of period	25	22	25	22

NON-GAAP FINANCIAL DATA
EBITDA (4)	$(535.5)	$187.3	$(397.3)	$430.2
Adjusted EBITDA (4)	$24.6	$187.3	$162.8	$397.7

(1)  Impairment charges recorded in the second quarter of fiscal year 2009 consist of pretax charges of 1) $291.1 million for the writedown to fair value of goodwill, 2) $242.2 million for the writedown to fair value of the net carrying value of tradenames and 3) $26.8 million for the writedown to fair value of the net carrying value of certain long-lived assets.

(2)  For year-to-date fiscal 2008, other income represents a one-time pension curtailment gain of $32.5 million as a result of our decision to freeze certain Pension and SERP benefits as of December 31, 2007.

(3)  Comparable revenues include 1) revenues derived from our retail stores open for more than 52 weeks, including stores that have been relocated or expanded and 2) revenues from our Direct Marketing operations.

(4)  For an explanation of EBITDA and Adjusted EBITDA, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measure-EBITDA and Adjusted EBITDA.”

Fiscal Year 2009 Summary

We continue to experience a challenging economic and retail environment and expect these conditions will continue for an extended period of time. Consistent with the significant declines in overall macroeconomic factors, capital markets and consumer confidence that have accelerated throughout fiscal year 2009, customer demand was well below our initial expectations and the prior year, particularly during the holiday season in the second quarter. The current softness in customer demand exists across all geographic areas, all distribution channels and all merchandise categories, particularly the apparel and home décor categories. We believe affluent customers are continuing to react to the economic conditions mentioned above. However, based on our experience in previous business cycles, we believe our customers’ buying levels will increase once the economic environment improves.

In response to these challenging business conditions, we continue to take the following actions:

•                  stimulate sales through additional promotional and other events;

•                  reduce inventory levels and purchases;

•                  implement expense control initiatives; and

•                  review future capital expenditures and eliminate or postpone certain projects.

A summary of our operating results is as follows:

•                  Revenues—Our revenues in the second quarter of fiscal year 2009 were significantly impacted by a lower than anticipated level of customer demand and the higher proportion of markdown sales required to liquidate Fall season merchandise. As a result, our revenues for the second quarter of fiscal year 2009 were $1,079.4 million, a decrease of 21.4% as compared to the second quarter of fiscal year 2008. Comparable revenues decreased by 22.8% in the second quarter of fiscal year 2009 which represented an acceleration of the decrease in comparable revenues of 14.5% we experienced in the first quarter of fiscal year 2009. Comparable revenues decreased in the second quarter of fiscal year 2009 for both our Specialty Retail stores and Direct Marketing operations.

Our revenues for year-to-date fiscal 2009 were $2,065.2 million, a decrease of 17.6% as compared to the prior year reflecting a decline in comparable revenues of 19.0%.

For Specialty Retail stores, our sales per square foot for the last twelve trailing months were $553 as of January 31, 2009, $605 as of November 1, 2008 and $650 as of January 26, 2008.

•                  Cost of goods sold including buying and occupancy costs (excluding depreciation)—COGS represented 76.1% of revenues in the second quarter of fiscal year 2009 and 66.5% of revenues in the second quarter of fiscal year 2008. COGS represented 69.7% of revenues in year-to-date fiscal 2009 and 63.1% of revenues in year-to-date fiscal 2008. These increases in COGS as a percentage of revenues were due primarily to 1) lower levels of full-price sales, 2) higher levels of markdowns and promotional activities for both our Specialty Retail stores and Direct Marketing operations in response to weak demand, particularly during the holiday season in the second quarter and 3) the deleveraging of our fixed buying and occupancy costs on lower sales.

With the majority of our merchandise being ordered six months or more prior to delivery, our ability to adjust our near-term inventory purchases during periods of significant decreases in customer demand is somewhat limited. While we worked with our vendors to return merchandise and cancel orders during both the first and second quarters of fiscal year 2009, inventory levels throughout the Fall season exceeded customer demand. As a result, we were required to implement promotional activities and to take higher levels of markdowns to liquidate Fall season merchandise and to respond to promotional and markdown events of our competitors. These actions contributed to the lower margins in the current year.

•                  Selling, general and administrative expenses (excluding depreciation)—SG&A represented 22.6% of revenues in the second quarter of fiscal year 2009 and 21.3% of revenues in the second quarter of fiscal year 2008. SG&A represented 23.6% of revenues in year-to-date fiscal 2009 and 22.5% of revenues in year-to-date fiscal 2008. These increases in SG&A as a percentage of revenues was primarily due to the deleveraging of payroll costs and certain benefits expenses on the significant decreases in revenues. We have implemented both short-term expense control initiatives and longer-term adjustments to our cost structure, which initiatives include headcount and salary reductions and the centralization and redesign of various store and corporate job functions. We continue to review and evaluate additional initiatives to reduce our cost structure.

•                  Impairment of long-lived assets— In the second quarter of fiscal year 2009, we tested our long-lived assets for recoverability in light of the global financial crisis and uncertain economic conditions and the resulting negative impact to our business operations. In connection with the review of our long-lived assets for recoverability, we determined certain of our property and equipment, tradenames and goodwill to be impaired and recorded non-cash impairment charges aggregating $560.1 million in the second quarter of fiscal 2009, as more fully described in Note 3 to the condensed consolidated financial statements.

•                  Operating (loss) earnings—For the second quarter of fiscal year 2009, our operating losses were $592.7 million, or 54.9% of revenues, which included impairments of our long-lived assets of $560.1 million, or 51.9% of revenues. Operating earnings in the second quarter of fiscal year 2008 were $134.3 million, or 9.8% of revenues. Excluding the impairments of our long-lived assets, operating margins decreased, as a percentage of revenues by 12.8% in the second quarter of fiscal year 2009 primarily due to:

•            lower levels of full-price sales and higher net markdowns that resulted in an increase in COGS by 9.6% of revenues;

•            increases in both SG&A expenses by 1.3% of revenues and depreciation and amortization expense by 1.4% of revenues, primarily due to the deleveraging of these expenses on lower sales; and

•            decrease in income from our credit card operations of 0.5% of revenues resulting primarily from higher shared credit card losses.

Total operating losses in year-to-date fiscal 2009 were $511.1 million, or 24.8% of revenues, which included impairments of our long-lived assets of $560.1 million, or 27.1% of revenues. Total operating earnings in year-to-date fiscal 2008 were $324.0 million, or 12.9% of revenues, which included a curtailment gain of $32.5 million, or 1.3% of revenues. Excluding the impairments in year-to-date fiscal 2009 and curtailment gain in year-to-date fiscal 2008, operating earnings margin decreased as a percentage of revenues, in year-to-date fiscal 2009 by 9.2% primarily as a result of 1) lower levels of full-price sales and higher net markdowns that resulted in an increase in COGS by 6.6% of revenues and 2) increases in both SG&A expenses by 1.1% of revenues and depreciation and amortization expense by 1.3% of revenues, primarily due to the deleveraging of these expenses on lower sales.

•                  Liquidity—Cash provided by our operating activities was $49.8 million in year-to-date fiscal 2009, a decrease of $135.0 million from the prior year fiscal period, as a result of lower sales and earnings. However, we held cash balances of $223.2 million at January 31, 2009, we have made no borrowings under our Asset-Based Revolving Credit Facility during fiscal year 2009 and we have elected to pay PIK Interest rather than cash interest under our Senior Notes for the interest period commencing on January 15, 2009 and continuing through April 14, 2009.

•                  Outlook—We expect retail demand and revenues will remain weak for an extended period of time. We will continue to reduce our inventory levels and Spring season purchases to align them with anticipated lower customer demand. In addition, with softer revenue levels anticipated for fiscal year 2009, our SG&A expenses as a percentage of revenues will continue to be under pressure throughout the year. With respect to liquidity, our Adjusted EBITDA exceeded our interest expense, net for year-to-date fiscal 2009 but not for the second quarter of fiscal year 2009, and we anticipate that Adjusted EBITDA may continue to decline in the remainder of fiscal year 2009 as a result of deteriorating economic conditions. Despite the anticipated continuation of current economic conditions, we believe the cash generated from our operations along with our available sources of financing will enable us to meet our cash obligations for fiscal year 2009. Year-to-date fiscal year 2009, we have made no borrowings under our revolving credit facility and, at present, we do not anticipate utilizing this revolver during the remainder of fiscal year 2009.

Thirteen Weeks Ended January 31, 2009 Compared to Thirteen Weeks Ended January 26, 2008

Revenues.  Our revenues for the second quarter of fiscal year 2009 of $1,079.4 million decreased $294.5 million, or 21.4%, from $1,373.8 million in the second quarter of fiscal year 2008.  The decrease in revenues was due to decreases in comparable revenues for both our Specialty Retail stores and Direct Marketing operations as a result of the challenging economic environment.  Customer demand, especially during the holiday selling season, was well below our initial expectations across all geographic areas, all distribution channels and all merchandise categories.

Comparable revenues for the second quarter of fiscal year 2009 were $1,060.8 million compared to $1,373.8 million in the prior year fiscal period, representing a decrease of 22.8%.  Comparable revenues decreased in the second quarter of fiscal year 2009 by 25.0% for Specialty Retail stores and 12.1% for Direct Marketing.  New stores generated sales of $18.6 million for the second quarter of fiscal year 2009.

Internet revenues generated by Direct Marketing were $172.2 million for the second quarter of fiscal year 2009, a decrease of 4.6% compared to the prior year fiscal quarter. In addition, catalog revenues decreased 35.7% compared to the prior year fiscal quarter.  Decreases in revenues from the home décor category, primarily offered by our Horchow brand, were incurred in both our internet and catalog operations during the second quarter of fiscal year 2009.

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for the second quarter of fiscal year 2009 were 76.1% of revenues compared to 66.5% of revenues for the second quarter of fiscal year 2008.

The increase in COGS as a percentage of revenues in the second quarter of fiscal year 2009 was primarily due to decreased product margins generated by both our Specialty Retail stores and Direct Marketing operations of approximately 8.4% of revenues.  The increase in COGS as a percentage of revenues reflects the lower level of customer demand we experienced in the second quarter of fiscal year 2009.  As a result, we generated a lower level of full-price sales and incurred significantly higher markdowns and sales promotions costs to liquidate on-hand inventories held in excess of sales trends.  Additionally, buying and occupancy costs increased 1.2% of revenues primarily due to the deleveraging of payroll and rent expenses on the lower level of revenues generated.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses were 22.6% of revenues in the second quarter of fiscal year 2009 compared to 21.3% of revenues in the prior year fiscal quarter.

The net increase in SG&A expenses as a percentage of revenues in the second quarter of fiscal year 2009 of approximately 1.3% of revenues was primarily due to:

•                  the deleveraging of a significant portion of our SG&A expenses, primarily payroll and related benefits net of lower incentive compensation requirements, of approximately 0.9% of revenues on the lower level of revenues; and

•                  an increase in expenses, primarily consulting fees and severance, of approximately 0.6% of revenues incurred as a result of on-going initiatives to control our expenses and to reduce our cost structure, which initiatives include headcount and salary reductions and the centralization and redesign of various store and corporate job functions; offset by

•                  a lower level of advertising and promotions costs incurred in the second quarter of fiscal year 2009 of approximately 0.2% of revenues.  This decrease in advertising and promotions costs, as a percentage of revenues, reflects a lower level of spending by our Specialty Retail stores, partially offset by the deleveraging of catalog production costs on lower catalog revenues for our Direct Marketing operations.

Income from credit card program, net.  We earned HSBC Program Income of $10.2 million, or 0.9% of revenues, in the second quarter of fiscal year 2009 compared to $19.3 million, or 1.4% of revenues, in the second quarter of fiscal year 2008.  As a result of current higher delinquencies and losses on consumer indebtedness in light of current economic conditions, losses are currently allocable to NMG at the maximum contractual limit.  As a result, we recorded a charge of approximately $3.1 million, or 0.3% of revenues, in the second quarter of fiscal year 2009 for our allocable portion of credit card losses.  In addition, we offered certain financing promotions in the second quarter of fiscal year 2009 to stimulate customer demand, which reduced our HSBC Program Income by $1.6 million, or 0.1% of revenues.

Depreciation expense.  Depreciation expense was $39.1 million, or 3.6% of revenues, in the second quarter of fiscal year 2009 compared to $35.1 million, or 2.6% of revenues, in the second quarter of fiscal year 2008.  The increase in depreciation expense as a percentage of revenues results primarily from the deleveraging of these costs on lower revenues.

Amortization expense.  Amortization of intangible assets (customer lists and favorable lease commitments) aggregated $18.0 million, or 1.7% of revenues, in the second quarter of fiscal year 2009 compared to $18.0 million, or 1.3% of revenues, in the second quarter of fiscal year 2008.  The increase in amortization expense as a percentage of revenues results primarily from the deleveraging of these costs on lower revenues.

Impairment charges.  In the second quarter of fiscal year 2009, we recorded impairment charges, related primarily to our tradenames and goodwill, aggregating $560.1 million in connection with the review of our long-lived assets for recoverability, as more fully explained in Note 3 in our notes to condensed consolidated financial statements.

Segment operating (loss) earnings.  Segment operating (loss) earnings for our Specialty Retail stores and Direct Marketing segments do not reflect either the impact of adjustments to revalue our assets and liabilities to estimated fair value at the Acquisition date or impairment charges related to declines in fair value subsequent to the Acquisition date.

Operating losses for our Specialty Retail stores segment were $13.9 million, or 1.6% of Specialty Retail stores revenues, for the second quarter of fiscal year 2009 compared to operating earnings of $127.9 million, or 11.3% of Specialty Retail stores revenues, for the prior year fiscal quarter.  The decrease in operating margin as a percentage of revenues was primarily due to:

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

Operating earnings for Direct Marketing were $14.7 million, or 7.0% of Direct Marketing revenues, in the second quarter of fiscal year 2009 compared to $42.0 million, or 17.7% of Direct Marketing revenues, for the prior year fiscal quarter.  The decrease in operating margin as a percentage of revenues for Direct Marketing was primarily the result of 1) a decrease in margins primarily due to lower demand and higher markdowns and 2) the deleveraging of a significant portion of our expenses, primarily catalog production costs, on the lower level of sales.

Interest expense, net.  Net interest expense was $58.6 million, or 5.4% of revenues, in the second quarter of fiscal year 2009 and $60.4 million, or 4.4% of revenues, for the prior year fiscal quarter.  The decrease in interest expense is primarily due to the decrease in interest rates on our variable-rate indebtedness.  The significant components of interest expense are as follows:

	Thirteen weeks ended
(in thousands)	January 31, 2009	January 26, 2008

Senior Secured Term Loan Facility	$23,941	$27,806
2028 Debentures	2,227	2,181
Senior Notes	15,711	15,453
Senior Subordinated Notes	13,122	12,724
Amortization of debt issue costs	3,554	3,554
Other	865	842
Total interest expense	59,420	62,560
Less:
Interest income	666	1,433
Capitalized interest	173	730
Interest expense, net	$58,581	$60,397

Income tax (benefit) expense.  Our effective income tax rate for the second quarter of fiscal year 2009 was 21.8% compared to 40.0% for the second quarter of fiscal year 2008.  No income tax benefit exists related to the $291.1 million of goodwill impairment charges recorded in the second quarter of fiscal year 2009.  Excluding the impact of the goodwill impairment charges, our effective income tax rate was 39.4% for the second quarter of fiscal year 2009.

Twenty-Six Weeks Ended January 31, 2009 Compared to Twenty-Six Weeks Ended January 26, 2008

Revenues.  Our revenues for year-to-date fiscal 2009 of $2,065.2 million decreased $440.9 million, or 17.6%, from $2,506.1 million in year-to-date fiscal 2008.  The decrease in revenues was due to decreases in comparable revenues for both our Specialty Retail stores and Direct Marketing operations as a result of the challenging economic environment.

Comparable revenues for year-to-date fiscal 2009 were $2,028.8 million compared to $2,506.1 million in the prior year fiscal period, representing a decrease of 19.0%.  Comparable revenues decreased in year-to-date fiscal 2009 by 20.8% for Specialty Retail stores and 10.0% for Direct Marketing.  New stores generated sales of $36.4 million for year-to-date fiscal 2009.

Internet revenues generated by Direct Marketing were $293.2 million for year-to-date fiscal 2009, a decrease of 3.8% compared to the prior year fiscal period. In addition, catalog revenues decreased 28.2% compared to the prior year fiscal period.  Decreases in revenues from the home décor category, primarily offered by our Horchow brand, were incurred in both our internet and catalog operations during year-to-date fiscal 2009.

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for year-to-date fiscal 2009 were 69.7% of revenues compared to 63.1% of revenues for year-to-date fiscal 2008.

The increase in COGS as a percentage of revenues in year-to-date fiscal 2009 was primarily due to decreased product margins generated by both our Specialty Retail stores and Direct Marketing operations of approximately 5.5% of revenues.  The decrease in COGS as a percentage of revenues reflects the lower level of customer demand we experienced.  As a result, we generated a lower level of full-price sales in year-to-date fiscal 2009 and incurred significantly higher markdowns and sales promotions costs to liquidate on-hand inventories held in excess of sales trends.  Additionally, buying and occupancy costs increased by 1.1% of revenues primarily due to the deleveraging of payroll and rent expenses on the lower level of revenues generated.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses were 23.6% of revenues in year-to-date fiscal 2009 compared to 22.5% of revenues in the prior year fiscal period.

The net increase in SG&A expenses as a percentage of revenues in year-to-date fiscal 2009 of approximately 1.1% of revenues was primarily due to:

•                  the deleveraging of a significant portion of our SG&A expenses, primarily payroll and related benefits net of lower incentive compensation requirements, of approximately 1.0% of revenues on the lower level of revenues; and

•                  an increase in expenses, primarily consulting fees and severance, of approximately 0.4% of revenues incurred as a result of on-going initiatives to control expenses and to reduce our cost structure, which initiatives include headcount and salary reductions and the centralization and redesign of various store and corporate job functions; offset by

•                  a lower level of advertising and promotions costs incurred in year-to-date fiscal 2009 of approximately 0.2% of revenues.  This decrease in advertising and promotions costs, as a percentage of revenues, reflects a lower level of spending by our Specialty Retail stores, partially offset by the deleveraging of catalog production costs on lower catalog revenues for our Direct Marketing operations.  During the first quarter of the prior year, we incurred incremental advertising and promotions costs in connection with the celebration of the 100th anniversary of Neiman Marcus in October 2007.

Income from credit card program, net.  We earned HSBC Program Income of $23.2 million, or 1.1% of revenues, in year-to-date fiscal 2009 compared to $36.6 million, or 1.5% of revenues, in year-to-date fiscal 2008.  As a result of current higher delinquencies and losses on consumer indebtednesses in light of current economic conditions, losses are currently allocable to NMG at the maximum contractual limit.  As a result, we recorded a charge of approximately $5.3 million, or 0.3% of revenues, in year-to-date fiscal year 2009 for our allocable portion of credit card losses.  In addition, we offered certain financing promotions in the second quarter of fiscal year 2009 to stimulate customer demand, which reduced our HSBC Program Income by $1.6 million, or 0.1% of revenues.

Depreciation expense.  Depreciation expense was $77.7 million, or 3.8% of revenues, in year-to-date fiscal 2009 compared to $70.2 million, or 2.8% of revenues, in year-to-date fiscal 2008.  The increase in depreciation expense as a percentage of revenues results primarily from the deleveraging of these costs on lower revenues.

Amortization expense.  Amortization of intangible assets (customer lists and favorable lease commitments) aggregated $36.1 million, or 1.7% of revenues, in year-to-date fiscal 2009 compared to $36.0 million, or 1.4% of revenues, in year-to-date fiscal 2008.  The increase in amortization expense as a percentage of revenues results primarily from the deleveraging of these costs on lower revenues.

Impairment charges.  In the second quarter of fiscal year 2009, we recorded impairment charges, related primarily to our tradenames and goodwill, aggregating $560.1 million in connection with the review of our long-lived assets for recoverability, as more fully explained in Note 3 in our notes to condensed consolidated financial statements.

Other income.  In the first quarter of fiscal year 2008, we recorded a one-time pension curtailment gain of $32.5 million, or 1.3% of revenues, as a result of our decision to freeze certain Pension and SERP benefits as of December 31, 2007.

Segment operating earnings.  Segment operating earnings for our Specialty Retail stores and Direct Marketing segments do not reflect either the impact of adjustments to revalue our assets and liabilities to estimated fair value at the Acquisition date or impairment charges related to declines in fair value subsequent to the Acquisition date.

Operating earnings for our Specialty Retail stores segment were $80.6 million, or 4.7% of Specialty Retail stores revenues, for year-to-date fiscal 2009 compared to $293.5 million, or 14.0% of Specialty Retail stores revenues, for the prior year fiscal period.  The decrease in operating margin as a percentage of revenues was primarily due to:

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

Operating earnings for Direct Marketing were $34.0 million, or 9.3% of Direct Marketing revenues, in year-to-date fiscal 2009 compared to $65.2 million, or 16.0% of Direct Marketing revenues, for the prior year fiscal period.  The decrease in operating margin as a percentage of revenues for Direct Marketing was primarily the result of 1) a decrease in margins primarily due to lower demand and higher markdowns and 2) the deleveraging of a significant portion of our expenses, primarily catalog production costs, on the lower level of sales.

Interest expense, net.  Net interest expense was $116.4 million, or 5.6% of revenues, in year-to-date fiscal 2009 and $121.6 million, or 4.9% of revenues, for the prior year fiscal period.  The decrease in interest expense is primarily due to the decrease in interest rates on our variable-rate indebtedness.  The significant components of interest expense are as follows:

	Twenty-Six weeks ended
(in thousands)	January 31, 2009	January 26, 2008

Senior Secured Term Loan Facility	$47,871	$55,782
2028 Debentures	4,453	4,365
Senior Notes	31,461	30,906
Senior Subordinated Notes	26,091	25,448
Amortization of debt issue costs	7,109	7,109
Other	1,691	1,674
Total interest expense	118,676	125,284
Less:
Interest income	1,771	2,288
Capitalized interest	479	1,376
Interest expense, net	$116,426	$121,620

Income tax (benefit) expense.  Our effective income tax rate for year-to-date fiscal 2009 was 20.9% compared to 39.2% for year-to-date fiscal 2008.  No income tax benefit exists related to the $291.1 million of goodwill impairment charges recorded in the second quarter of fiscal year 2009.  Excluding the impact of the goodwill impairment charges, our effective income tax rate was 39.0% for year-to-date fiscal 2009.

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

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  The IRS is now examining our federal tax returns for fiscal years 2005 and 2006.  We believe our recorded tax liabilities as of January 31, 2009 are sufficient to cover any potential assessments to be made by the IRS upon the completion of their examinations. We will continue to monitor the progress of the IRS examinations and review our recorded tax liabilities for potential audit assessments.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2004.  During the fourth quarter of fiscal year 2008, we entered into a negotiated settlement with a state tax authority regarding a state non-filing position which resulted in a reduction to our gross unrecognized tax benefits of $7.2 million and a corresponding decrease to goodwill of $3.0 million related to the resolution of uncertainties that existed at the time of the Acquisition. We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next 12 months as a result of settlements with tax authorities.  At this time, we do not believe such adjustments will have a material impact on our consolidated financial statements.

Non-GAAP Financial Measure — EBITDA and Adjusted EBITDA

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

The following table reconciles net (loss) earnings as reflected in our consolidated statements of operations prepared in accordance with GAAP to EBITDA and Adjusted EBITDA:

	Thirteen weeks ended			Twenty-Six weeks ended
(dollars in millions)	January 31, 2009		January 26, 2008	January 31, 2009		January 26, 2008

Net (loss) earnings	$(509.2)		$44.3	$(496.3)		$123.1
Income tax (benefit) expense	(142.0)		29.5	(131.2)		79.3
Interest expense, net	58.6		60.4	116.4		121.6
Depreciation expense	39.1		35.1	77.7		70.2
Amortization of customer lists and favorable lease commitments	18.0		18.0	36.1		36.0
EBITDA	(535.5	)(1)	187.3	(397.3	)(1)	430.2 (2)
EBITDA rate	(49.6)%		13.6%	(19.2)%		17.2%
Non-cash impairment of long-lived assets (1)	560.1		—	560.1		—
Non-cash gain on curtailment of defined benefit retirement obligations (2)	—		—	—		(32.5)
Adjusted EBITDA	$24.6		$187.3	$162.8		$397.7
Adjusted EBITDA rate	2.3%		13.6%	7.9%		15.9%

(1)   For quarter-to-date and year-to-date fiscal 2009, operating (loss) earnings and EBITDA include pretax impairment charges of 1) $291.1 million for the writedown to fair value of goodwill, 2) $242.2 million for the writedown to fair value of the net carrying value of tradenames and 3) $26.8 million for the writedown to fair value of the net carrying value of certain long-lived assets.

(2)   For year-to-date fiscal 2008, operating earnings and EBITDA include a one-time pension curtailment gain of $32.5 million as a result of our decision to freeze certain Pension and SERP benefits as of December 31, 2007.

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

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of inventories.  We have typically financed the increases in working capital needs during the first and second fiscal quarters with available cash balances, cash flows from operations and, if necessary, with cash provided from borrowings under our credit facilities.  We have made no borrowings under our Asset-Based Revolving Credit Facility during fiscal year 2008 or the first and second quarters of fiscal year 2009.

We believe that operating cash flows, available vendor financing and amounts available pursuant to our senior secured Asset-Based Revolving Credit Facility as well as our option to elect PIK Interest under the Senior Notes through October 15, 2010, will be sufficient to fund our operations, anticipated capital expenditure requirements, debt service obligations, contractual obligations and commitments and Pension Plan funding requirements through the end of fiscal year 2009.

At January 31, 2009, cash and cash equivalents were $223.2 million compared to $235.7 million at January 26, 2008. Net cash provided by operating activities was $49.8 million for year-to-date fiscal 2009 compared to $184.8 million in year-to-date fiscal 2008. Cash flows provided by operating activities were $135.0 million lower in year-to-date fiscal 2009 than in the prior year fiscal period primarily due to the lower levels of revenues and earnings generated in the current year.

Net cash used for investing activities, representing capital expenditures, was $64.5 million in year-to-date fiscal 2009 and $88.2 million in year-to-date fiscal 2008.  We incurred significant capital expenditures in year-to-date fiscal 2009 related to the construction of new stores in Topanga (the greater Los Angeles area) and Bellevue (suburban Seattle). We incurred capital expenditures in year-to-date fiscal 2008 related to the construction of new stores in Natick and Topanga and the remodel of our Atlanta store. We opened our Natick store in September 2007, our Topanga store in September 2008 and anticipate our Bellevue store will open in Fall 2009. In light of current economic conditions and delays in certain real estate projects, we currently project gross capital expenditures for fiscal year 2009 to be approximately $110 to $120 million compared to capital expenditures of $183 million in fiscal year 2008.  Net of developer contributions, capital expenditures for fiscal year 2009 are projected to be approximately $95 to $105 million.

Net cash used for financing activities was $1.2 million in year-to-date fiscal 2009 as compared to $2.1 million in year-to-date fiscal 2008.

In response to current economic conditions, we have taken and will continue to take actions to maintain appropriate liquidity by:

•                  stimulating sales through additional promotional and other events;

•                  reducing inventory levels and purchases;

•                  implementing expense control initiatives; and

•                  reviewing future capital expenditures and eliminating or postponing certain projects.

Financing Structure at January 31, 2009

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

The Asset-Based Revolving Credit Facility contains a number of customary affirmative and negative covenants, restrictions and events of default, but does not require NMG to comply with any financial ratio maintenance covenants.

The covenants limiting dividends and other restricted payments; investments, loans, advances and acquisitions; and prepayments or redemptions of other indebtedness, each permit the restricted actions in an unlimited amount, subject to the satisfaction of certain payment conditions, principally that NMG must have at least $75.0 million of pro forma excess availability under the Asset-Based Revolving Credit Facility and that NMG must be in pro forma compliance with the fixed charge coverage ratio described below.  In addition, NMG is permitted to take such restricted actions regardless of whether such conditions are satisfied, subject to a $30.0 million shared basket that is available.

Although the Asset-Based Revolving Credit Facility does not require NMG to comply with any financial ratio maintenance covenants, if less than $60.0 million were available to be borrowed under the Asset-Based Revolving Credit Facility at any time, NMG would not be permitted to borrow additional amounts and obtain letters of credit (including amendments, renewals and extensions of letters of credit) unless its pro forma ratio of consolidated EBITDA to consolidated Fixed Charges (as such terms are defined in the credit agreement) was at least 1.1 to 1.0.  NMG’s Fixed Charge Coverage Ratio for the four-quarter period ended January 31, 2009 was 1.1 to 1.0.  We anticipate that the Fixed Charge Coverage Ratio may continue to decline through the remainder of fiscal year 2009, but we would not expect any such decline to adversely affect our ability to borrow or obtain other extensions of credit under our Asset-Based Revolving Credit Facility because we do not expect our excess availability thereunder to fall below $60.0 million.

As of January 31, 2009, NMG had $576.2 million of unused borrowing availability under the Asset-Based Revolving Credit Facility based on a borrowing base of over $600.0 million and after giving effect to $23.8 million used for letters of credit.

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

At January 31, 2009, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.19% at January 31, 2009.  The applicable margin is subject to adjustment based on contractually defined debt coverage ratios.  At January 31, 2009, the applicable margin with respect to base rate borrowings was 1.00% and the applicable margin with respect to LIBOR borrowings was 2.00%.

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

Senior Notes.  NMG has $700.0 million aggregate original principal amount of 9.0% / 9.75% Senior Notes under a senior indenture (Senior Indenture).  NMG’s Senior Notes mature on October 15, 2015.  We negotiated for the right to include the PIK feature in our Senior Notes relating to the PIK Notes because of our belief that this feature could be a useful tool to enhance liquidity under appropriate circumstances. In the second quarter of fiscal year 2009, given the dislocation in the financial markets and the uncertainty as to when reasonable conditions will return, we believed that it was appropriate to utilize this feature, even though we had unused borrowing capacity under our $600 million revolving credit facility. Accordingly, we elected to pay PIK Interest for the interest period commencing on January 15, 2009 and continuing through April 14, 2009 and will make such interest payment with the issuance of additional Senior Notes at the PIK Interest rate of 9.75% instead of paying interest in cash.

Prior to the beginning of each eligible interest period in the future, we will evaluate whether to continue utilizing this PIK feature, taking into account market conditions and other relevant factors at that time. After October 15, 2010, we will make all interest payments on the Senior Notes entirely in cash.

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

Interest Rate Swaps.  NMG uses derivative financial instruments to help manage our interest rate risk. Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness. The interest rate swap agreements terminate after five years.  At January 31, 2009, the fair value of NMG’s interest rate swap agreements was a loss of approximately $61.7 million, which amount is included in other long-term liabilities.

As of the effective date, NMG designated the interest rate swaps as cash flow hedges. As a result, changes in the fair value of NMG’s swaps are recorded subsequent to the effective date as a component of accumulated other comprehensive loss.

As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.809% to 6.983% per quarter through 2010 and result in an average fixed rate of 6.878%.

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

•                  prolonged national and global economic crisis;

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

•                  changes in the demographic or retail environment;

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

Merchandise Procurement and Supply Chain Considerations

•                  changes in our relationships with designers, vendors and other sources of merchandise, including adverse changes in their financial viability, cash flows or available sources of funds;

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

•                  adverse changes in the financial viability of our competitors;

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

•                  the ability and the effects of refinancing our indebtedness under our senior secured credit facilities;

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

Recent Accounting Pronouncements.  As more fully explained in Note 5, we adopted in the first quarter of fiscal year 2009 Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance for using fair value to measure certain assets and liabilities.  SFAS 157 applies whenever another standard requires or permits assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value to any new circumstances.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161).  SFAS 161 enhances current disclosures related to derivative instruments and hedging activities to provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or our third fiscal quarter ending May 2, 2009.  We have not yet evaluated the impact, if any, of adopting the disclosure requirements of SFAS 161.

In December 2008, the FASB issued FASB Staff Position 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1), which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009, or our fiscal year ending July 31, 2010.  We have not yet evaluated the impact of adopting the disclosure requirements of FSP 132(R)-1.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments represents the potential loss arising from adverse changes in interest rates. The Company does not enter into derivative financial instruments for trading purposes. The Company seeks to manage exposure to adverse interest rate changes through its normal operating and financing activities. The Company is exposed to interest rate risk through its borrowing activities, which are described in Note 4 to our condensed consolidated financial statements.

As of January 31, 2009, NMG had no borrowings outstanding under its Asset-Based Revolving Credit Facility that bears interest at floating rates. Future borrowings under NMG’s Asset-Based Revolving Facility, to the extent of outstanding borrowings, would be affected by interest rate changes.

At January 31, 2009, NMG had $1,625.0 million of debt under its Senior Secured Term Loan Facility issued in connection with the Acquisition that bears interest at floating rates.

NMG uses derivative financial instruments to help manage our interest rate risk.  Effective December 6, 2005, NMG  entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness. The interest rate swap agreements terminate after five years.  As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.809% to 6.983% per quarter through 2010 and result in an average fixed rate of 6.878%. With respect to outstanding borrowings in excess of $1,000.0 million on the Senior Secured Term Loan Facility, such borrowings are at floating rates.  A 1% increase in these floating rates would increase annual interest expense by approximately $6.3 million.

The effects of changes in the U.S. equity and bond markets serve to increase or decrease the value of pension plan assets, resulting in increased or decreased cash funding by the Company. The Company seeks to manage exposure to adverse equity and bond returns by maintaining diversified investment portfolios and utilizing professional investment managers.

ITEM 4.  CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of January 31, 2009, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b. Changes in Internal Control over Financial Reporting.

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. No change occurred in our internal controls over financial reporting during the quarter ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.        RISK FACTORS

Risks Related to Current Economic Conditions

The global economic crisis has affected, and may continue to adversely affect, our business and results of operations.

The global economic crisis has affected, and may continue to adversely affect, our business and results of operations.  The significant economic downtown that we are experiencing has affected the United States generally as well as the geographic areas in which we have stores, particularly in Texas, California, Florida and the New York City metropolitan area, from which we derive a significant portion of our revenues.

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

We continue to experience a challenging economic and retail environment and expect these conditions will continue for an extended period of time.  Consistent with the significant declines in overall macroeconomic factors, capital markets and consumer confidence that have accelerated throughout the fiscal year 2009, customer demand was well below our initial expectations and the prior year, particularly during the holiday season in the second quarter.  The current softness in customer demand exists across all geographic areas, all distribution channels and all merchandise categories, particularly the apparel and home décor categories.  We expect retail demand and revenues will remain weak for an extended period of time.  We will continue to reduce our inventory levels and Spring season purchases to align them with anticipated lower customer demand.  In addition, with softer revenue levels anticipated for fiscal year 2009, our SG&A expenses as a percentage of revenues will continue to be under pressure throughout the year.  With respect to liquidity, our Adjusted EBITDA exceeded our interest expense, net for year-to-date fiscal 2009 but not for the second quarter of fiscal year 2009, and we anticipate that Adjusted EBITDA may continue to decline in the remainder of fiscal year 2009 as a result of deteriorating economic conditions.  In addition to the impact of the economic downturn on our customers, some of our vendors and developers may experience a reduction in their availability of funds and cash flows, which could negatively impact their business as well as ours.  The prolonged continuation of current market conditions could have a material adverse effect on our business.

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

We are highly leveraged.  As of January 31, 2009, the principal amount of NMG’s total indebtedness was approximately $2,953.9 million and the unused borrowing availability under the $600 million Asset-Based Revolving Credit Facility was approximately $576.2 million after giving effect to $23.8 million of letters of credit outstanding thereunder.  NMG’s substantial indebtedness, combined with its lease and other financial obligations and contractual commitments, could have other important consequences. For example, it could:

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

•                  limit NMG’s ability to obtain credit from our vendors and/or the vendors’ factors; and

•                  limit NMG’s ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of its business strategy or other purposes.

Any of the above listed factors could materially adversely affect NMG’s business, financial condition and results of operations.

In addition, NMG’s interest expense could increase if interest rates increase because the entire amount of the indebtedness under the senior secured credit facilities bears interest at floating rates.  As of January 31, 2009, NMG had approximately $1,625.0 million principal amount of floating rate debt, consisting of outstanding borrowings under the Senior Secured Term Loan Facility.  NMG also had at that date approximately $576.2 million of unused floating rate debt borrowing capacity available under the Asset-Based Revolving Credit Facility, based on a borrowing base of over $600.0 million after giving effect to $23.8 million used for letters of credit.  Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.

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

If NMG does not generate sufficient cash flow from operations to satisfy the debt service obligations, NMG may have to undertake alternative financing plans, such as refinancing or restructuring its indebtedness, selling assets, reducing or delaying capital investments or seeking to raise additional capital.  For example, NMG’s Adjusted EBITDA exceeded its interest expense, net for year-to-date fiscal 2009 but not for the second quarter of fiscal year 2009, and we anticipate that Adjusted EBITDA may continue to decline in the remainder of fiscal year 2009 as a result of deteriorating economic conditions.  Our ability to restructure or refinance NMG’s debt will depend on the condition of the capital markets and our financial condition at such time.  Any refinancing of NMG’s debt could be at higher interest rates and may require it to comply with more onerous covenants, which could further restrict its business operations.  The terms of existing or future debt instruments may restrict NMG from adopting some of these alternatives.  In addition, our borrowing costs and ability to refinance may be affected by short-term and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on NMG’s performance as measured by indicators such as interest coverage and leverage ratios.  Furthermore, any failure to make payments of interest and principal on NMG’s outstanding indebtedness on a timely basis would likely result in a reduction of NMG’s credit rating, which could harm its ability to incur additional indebtedness on acceptable terms.

Contractual limitations on NMG’s ability to execute any necessary alternative financing plans could exacerbate the effects of any failure to generate sufficient cash flow to satisfy its debt service obligations.  The Asset-Based Revolving Credit Facility permits NMG to borrow up to $600.0 million; however, NMG’s ability to borrow and obtain letters of credit (including amendments, renewals and extensions of letters of credit) thereunder is limited by a borrowing base, which at any time will equal the lesser of 80% of eligible inventory valued at the lower of cost or market value and 85% of the net orderly liquidation value of the eligible inventory, less certain reserves.  In addition, our ability to borrow and obtain letters of credit under this facility is limited by a minimum liquidity condition, providing that, if less than $60.0 million is available at any time, NMG is not permitted to borrow any additional amounts and obtain letters of credit under the Asset-Based Revolving Credit Facility unless NMG’s pro forma ratio of consolidated EBITDA to consolidated Fixed Charges (as such terms are defined in the credit agreement for the Asset-Based Revolving Credit Facility) is at least 1.1 to 1.0.  NMG’s Fixed Charge Coverage Ratio for the four-quarter period ended January 31, 2009 was 1.1 to 1.0.  We anticipate that the fixed charge coverage ratio may continue to decline through the remainder of fiscal year 2009, but we do not expect our excess availability under the Asset-Based Revolving Credit Facility to fall below $60.0 million.  Our ability to meet this minimum liquidity condition in the future may be affected by events beyond our control.

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

Based upon our expansion strategy, we expect that planned new stores will add over 397,000 square feet of new store space over approximately the next four fiscal years, representing an increase of approximately 7% above the current aggregate square footage of our full-line Neiman Marcus and Bergdorf Goodman stores.  New store openings involve certain risks, including constructing, furnishing and supplying a store in a timely and cost effective manner, accurately assessing the demographic or retail environment at a given location, hiring and training quality staff, obtaining necessary permits and zoning approvals, obtaining commitments from a core group of vendors to supply the new store, integrating the new store into our distribution network and building customer awareness and loyalty. In undertaking store remodels, we must complete the remodel in a timely, cost effective manner, minimize disruptions to our existing operations, and succeed in creating an improved shopping environment. If we fail to execute on these or other aspects of our store expansion and remodeling strategy, we could suffer harm to our sales, an increase in costs and expenses and an adverse effect on our business.

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

In April 2008, we entered into an amendment to the program agreement with HSBC. The amendment, among other things, provides for 1) the allocation between HSBC and NMG of additional income, if any, to be generated from the credit card program as a result of certain changes made to the Program Agreement and 2) the allocation of certain credit card losses between HSBC and NMG (credit losses are based upon a percentage of losses incurred as a percentage of credit sales and subject to a contractual limit, which limits our loss exposure to a maximum of 0.3% of credit sales from April 1, 2008 to June 30, 2010).

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

10.3*

Second Amendment to Employment Agreement by and between The Neiman Marcus Group, Inc., a Delaware corporation, Neiman Marcus, Inc., a Delaware corporation, and Burton M. Tansky effective January 1, 2009. (1)

10.4*

Rollover Agreement dated as of October 4, 2005 by and among The Neiman Marcus Group, Inc., Newton Acquisition, Inc., and Burton M. Tansky, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated October 12, 2005.

10.5*	Amendment to Letter Agreement effective as of January 1, 2009 by and between Neiman Marcus, Inc., a Delaware corporation, and Burton M. Tansky. (1)

10.6*

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

10.15

Form of Second Priority Leasehold Mortgage, Assignment of Lease and Rents, Security Agreement and Financing Statement from The Neiman Marcus Group, Inc. to Deutsche Bank Trust Company Americas, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated October 12, 2005.

10.16

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

10.17*	Newton Acquisition, Inc. Management Equity Incentive Plan, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated December 5, 2005.

10.18	Amendment to the Newton Acquisition, Inc. Management Equity Incentive Plan effective as of January 1, 2009. (1)

10.19*

Stock Option Grant Agreement made as of November 29, 2005 between Newton Acquisition, Inc. and Burton M. Tansky, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated December 5, 2005.

10.20*	Amendment to the Stock Option Grant Agreement effective as of January 1, 2009 by and between Neiman Marcus, Inc., a Delaware corporation, and Burton M. Tansky. (1)

10.21*

Form of Stock Option Grant Agreement made as of November 29, 2005 between Newton Acquisition, Inc. and certain eligible key employees, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated December 5, 2005.

10.22*	Amendment to the Form of Stock Option Grant Agreement effective as of January 1, 2009 by and between Neiman Marcus, Inc., a Delaware corporation, and certain eligible key employees. (1)

10.23

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

10.24*

Employment Agreement between The Neiman Marcus Group, Inc. and Karen Katz, dated February 1, 2006, effective as of October 6, 2005, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated February 1, 2006.

10.25*	Amendment to Employment Agreement effective as of January 1, 2009 by and between The Neiman Marcus Group, Inc., a Delaware corporation, and Karen Katz. (1)

10.26

Management Services Agreement, dated as of October 6, 2005 among Newton Acquisition Merger Sub, Inc., Newton Acquisition, Inc., TPG GenPar IV, L.P., TPG GenPar III, L.P. and Warburg Pincus LLC incorporated herein by reference to The Neiman Marcus Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2006.

10.27

Registration Rights Agreement, dated as of October 6, 2005, among Newton Acquisition Merger Sub, Inc., Newton Acquisition, Inc., Newton Holding, LLC and the “Holders” identified therein as parties thereto incorporated herein by reference to The Neiman Marcus Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2006.

10.28

Amendment No. 1, dated as of March 28, 2006, to the Pledge and Security Intercreditor Agreement dated as of October 6, 2005, among Neiman Marcus, Inc., The Neiman Marcus Group, Inc., the Subsidiaries party thereto and Credit Suisse, as administrative agent and collateral agent, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated March 29, 2006.

10.29

Credit Card Program Agreement, dated as of June 8, 2005, by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., HSBC Bank Nevada, N.A. and Household Corporation, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated June 8, 2005.

10.30

Form of Servicing Agreement, by and between The Neiman Marcus Group, Inc. and HSBC Bank Nevada, N.A., incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated June 8, 2005.

10.31*

Confidentiality, Non-Competition and Termination Benefits Agreement by and between Bergdorf Goodman, Inc., a New York corporation and a wholly owned subsidiary of The Neiman Marcus Group, Inc., and James J. Gold dated May 3, 2004, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.32*

Amendment to the Confidentiality, Non-Competition and Termination Benefits Agreement effective as of January 1, 2009 by and between Bergdorf Goodman, Inc., a New York corporation and wholly owned subsidiary of The Neiman Marcus Group, Inc. and James J. Gold. (1)

10.33*

Form of Amendment to the Confidentiality, Non-Competition and Termination Benefits Agreement effective as of January 1, 2009 by and between The Neiman Marcus Group, Inc., a Delaware corporation, and certain eligible key employees. (1)

10.34

Stockholder Agreement, dated as of May 1, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc. and the other parties signatory thereto, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated May 4, 2005.

10.35*	Neiman Marcus, Inc. Cash Incentive Plan amended as of January 21, 2008, incorporated herein by reference to the Neiman Marcus, Inc. Quarterly Report on Form 10-Q for the quarter ended April 26, 2008.

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

10.37

Amendment to the Management Stockholders’ Agreement effective as of January 1, 2009 by and between Neiman Marcus, Inc., a Delaware corporation, Newton Holding, LLC, TPG Newton III, LLC, TPG Partners IV, L.P., TPG Newton Co-Invest I, LLC, Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII C.V. I, Warburg Pincus Germany Private Equity VIII K.G., Warburg Pincus Private Equity IX, L.P., and the other parties signatory thereto. (1)

10.38*

The Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan amended and restated effective January 1, 2008, incorporated herein by reference to the Neiman Marcus, Inc. Quarterly Report on Form 10-Q for the quarter ended April 26, 2008.

10.39*	Amendment No. 1 effective as of January 1, 2009 to The Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan. (1)

10.40

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

10.41

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

10.42	The Neiman Marcus Group, Inc. Supplemental Executive Retirement Plan as amended and restated effective January 1, 2009. (1)

10.43

The Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2008, incorporated herein by reference to the Neiman Marcus, Inc. Annual Report on Form 10-K for the fiscal year ended August 2, 2008.

10.44	Amendment No. 1 effective January 1, 2009 to the Amended and Restated Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.

*	Current management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NEIMAN MARCUS, INC.

(Registrant)

Signature	Title	Date

/s/ T. Dale Stapleton	Vice President and Controller	March 11, 2009
T. Dale Stapleton	and Duly Authorized Officer
(principal accounting officer)