Form 10-Q
period 2009-05-02
Neiman Marcus, Inc.
filed 2009-06-10
CIK 1358651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 2, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

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

There were 1,013,082 shares of the registrant’s common stock, par value $.01 per share, outstanding at May 2, 2009.

NEIMAN MARCUS, INC.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except shares)	May 2, 2009	August 2, 2008	April 26, 2008

ASSETS
Current assets:
Cash and cash equivalents	$229,388	$239,180	$206,104
Merchandise inventories	865,980	978,044	958,895
Deferred income taxes	32,659	32,659	39,728
Other current assets	132,439	113,776	105,015
Total current assets	1,260,466	1,363,659	1,309,742

Property and equipment, net	1,015,060	1,075,294	1,071,875
Goodwill and intangible assets, net	3,437,578	4,042,617	4,095,249
Other assets	69,462	75,249	83,717
Total assets	$5,782,566	$6,556,819	$6,560,583

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$158,975	$345,640	$234,457
Accrued liabilities	347,421	361,094	402,187
Total current liabilities	506,396	706,734	636,644

Long-term liabilities:
Long-term debt	2,963,311	2,946,102	2,946,053
Deferred income taxes	771,409	929,970	966,844
Deferred real estate credits, net	95,140	84,019	80,662
Other long-term liabilities	354,041	213,475	219,399
Total long-term liabilities	4,183,901	4,173,566	4,212,958

Common stock (par value $0.01 per share, 5,000,000 shares authorized and 1,013,082 shares issued and outstanding at May 2, 2009 and 1,012,919 shares issued and outstanding at August 2, 2008 and April 26, 2008)	10	10	10
Additional paid-in capital	1,422,600	1,418,473	1,416,971
Accumulated other comprehensive loss	(98,028)	(9,164)	(8,843)
Retained (deficit) earnings	(232,313)	267,200	302,843
Total shareholders’ equity	1,092,269	1,676,519	1,710,981
Total liabilities and shareholders’ equity	$5,782,566	$6,556,819	$6,560,583

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Thirteen weeks ended
(in thousands)	May 2, 2009	April 26, 2008

Revenues	$810,086	$1,062,161
Cost of goods sold including buying and occupancy costs (excluding depreciation)	514,765	636,987
Selling, general and administrative expenses (excluding depreciation)	200,515	238,855
Income from credit card program, net	(10,494)	(15,704)
Depreciation expense	36,667	35,474
Amortization of intangible assets	13,845	13,568
Amortization of favorable lease commitments	4,469	4,385

Operating earnings	50,319	148,596

Interest expense, net	58,250	57,303

(Loss) earnings before income taxes	(7,931)	91,293

Income tax (benefit) expense	(4,796)	35,898

Net (loss) earnings	$(3,135)	$55,395

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Thirty-Nine weeks ended
(in thousands)	May 2, 2009	April 26, 2008

Revenues	$2,875,253	$3,568,259
Cost of goods sold including buying and occupancy costs (excluding depreciation)	1,953,877	2,217,357
Selling, general and administrative expenses (excluding depreciation)	686,959	803,404
Income from credit card program, net	(33,682)	(52,267)
Depreciation expense	114,378	105,695
Amortization of intangible assets	40,981	40,747
Amortization of favorable lease commitments	13,408	13,155
Impairment charges	560,159	—
Other income	—	(32,450)

Operating (loss) earnings	(460,827)	472,618

Interest expense, net	174,676	178,923

(Loss) earnings before income taxes	(635,503)	293,695

Income tax (benefit) expense	(135,990)	115,239

Net (loss) earnings	$(499,513)	$178,456

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Thirty-Nine weeks ended
(in thousands)	May 2, 2009	April 26, 2008

CASH FLOWS - OPERATING ACTIVITIES
Net (loss) earnings	$(499,513)	$178,456
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expense	179,430	170,260
Impairment charges	560,159	—
Paid-in-kind interest	20,520	—
Deferred income taxes	(98,357)	(13,569)
Gain on curtailment of defined benefit retirement obligations	—	(32,450)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	8,021	18,631
	170,260	321,328
Changes in operating assets and liabilities:
Merchandise inventories	112,064	(40,626)
Other current assets	18,693	(11,478)
Other assets	(5,485)	(1,325)
Accounts payable and accrued liabilities	(237,533)	(81,194)
Deferred real estate credits	14,879	29,768
Funding of defined benefit pension plan	—	(15,000)
Net cash provided by operating activities	72,878	201,473
CASH FLOWS – INVESTING ACTIVITIES
Capital expenditures	(81,287)	(133,130)
Purchases of short-term investments	—	(10,000)
Sales of short-term investments	—	10,000
Net cash used for investing activities	(81,287)	(133,130)
CASH FLOWS – FINANCING ACTIVITIES
Repayment of borrowings	(1,383)	(3,446)
Net cash used for financing activities	(1,383)	(3,446)
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	(9,792)	64,897
Beginning balance	239,180	141,207
Ending balance	$229,388	$206,104

Supplemental Schedule of Cash Flow Information

Cash paid during the period for:
Interest	$161,899	$188,065
Income taxes	$2,644	$109,893
Noncash activities:
Adjustments to goodwill related to pre-acquisition tax contingencies	$(17,312)	$9,133

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

The specialty retail industry is seasonal in nature, with a higher level of sales typically generated in the fall and holiday selling seasons.  Due to seasonal and other factors, the results of operations for the third quarter of fiscal year 2009 are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

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

Our fiscal year ends on the Saturday closest to July 31.  All references to the third quarter of fiscal year 2009 relate to the thirteen weeks ended May 2, 2009.  All references to the third quarter of fiscal year 2008 relate to the thirteen weeks ended April 26, 2008.  All references to year-to-date fiscal 2009 relate to the thirty-nine weeks ended May 2, 2009.  All references to year-to-date fiscal 2008 relate to the thirty-nine weeks ended April 26, 2008.

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

Recent Accounting Pronouncements.  As more fully explained in Note 5, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157) in the first quarter of fiscal year 2009.  SFAS 157 provides guidance for using fair value to measure certain assets and liabilities and applies whenever another standard requires or permits assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value to any new circumstances.

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

As more fully explained in Note 5, we adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161) in the third quarter of fiscal year 2009.  SFAS 161 enhances current disclosures related to derivative instruments and hedging activities to provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows.

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

In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items such as intangible assets and goodwill, that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 is effective for fiscal years beginning after November 15, 2008, or our fiscal year ending July 31, 2010.  We have not yet evaluated the impact of adopting FSP 157-2 on our consolidated financial statements.

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

2.              Goodwill and Intangible Assets, Net

(in thousands)	May 2, 2009	August 2, 2008	April 26, 2008

Goodwill	$1,302,787	$1,611,191	$1,614,273
Tradenames, net	1,336,530	1,579,054	1,610,315
Customer lists, net	382,228	422,931	436,497
Favorable lease commitments, net	416,033	429,441	434,164
Goodwill and intangible assets, net	$3,437,578	$4,042,617	$4,095,249

Goodwill and indefinite-lived intangible assets, such as tradenames, are not subject to amortization. Rather, recoverability of goodwill and indefinite-lived intangible assets is assessed annually and upon the occurrence of certain events. The recoverability assessment requires us to make judgments and estimates regarding fair values. Fair values are determined using discounted estimated future cash flows, including growth assumptions for future revenues, gross margin rates and other estimates. In addition, the fair values of our tradenames are based, in part, on our estimates of royalties which could be derived from the licensing of such tradenames to third parties.  To the extent that our estimates are not realized, future assessments could result in additional impairment charges.

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

During the third quarter of fiscal year 2009, we closed the Internal Revenue Service (IRS) examination of fiscal years 2005 and 2006 and received net refunds of approximately $2.8 million.  In addition, as a result of the completion of the audit and IRS determination regarding certain deductions taken in connection with the Acquisition, the Company recorded a decrease in the gross amount of unrecognized tax benefits of $13.7 million and a decrease in accrued interest and penalties of $2.2 million. This reduction in FIN 48 liability resulted in a decrease to goodwill of $17.3 million, a decrease to deferred tax liabilities of $2.7 million and a tax benefit of $1.3 million during the quarter.

During the fourth quarter of fiscal year 2008, we entered into a negotiated settlement with a state tax authority regarding a state non-filing position which resulted in a reduction to goodwill of $3.0 million related to the resolution of tax uncertainties that existed at the time of the Acquisition.

In the fourth quarter of fiscal year 2008, we recorded a $31.3 million pretax impairment charge related to the writedown to fair value of the net carrying value of the Horchow tradename based upon lower revenues and royalty rate expectations with respect to the Horchow brand in light of current operating performance and future operating expectations.  Additionally, in the second quarter of fiscal year 2009, we recorded a $12.1 million pretax impairment charge related to the writedown to fair value of the net carrying value of the Horchow tradename.  At May 2, 2009, the recorded amount of the Horchow tradename was $4.2 million.

As more fully described in Note 3, we recorded significant impairment charges in the second quarter of fiscal year 2009 to writedown our tradenames and goodwill to estimated fair value.

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

Long-lived assets.  The recoverability assessment with respect to our long-lived assets (consisting of property and equipment, customer lists and favorable lease commitments) is performed at the store level.  This assessment is based upon the comparison of the undiscounted cash flows anticipated to be generated from the store to the net carrying value of the store assets.  To the extent the store-level cash flows are not sufficient to recover the net carrying value of the store assets, the assets are impaired and written down to their estimated fair value based upon discounted future cash flows.  Based upon the review of our store-level assets conducted in the second quarter of fiscal year 2009, we identified certain property and equipment to be impaired by $26.8 million.

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

4.              Long-term Debt

The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	May 2, 2009	August 2, 2008	April 26, 2008

Senior Secured Term Loan Facility	variable	$1,625,000	$1,625,000	$1,625,000
2028 Debentures	7.125%	121,248	121,102	121,053
Senior Notes (1)	9.0%/9.75%	717,063	700,000	700,000
Senior Subordinated Notes	10.375%	500,000	500,000	500,000
Long-term debt		$2,963,311	$2,946,102	$2,946,053

(1)  As permitted for any interest period through October 15, 2010, we have elected to pay interest by issuing additional Senior Notes at the interest rate of 9.75% instead of paying interest in cash for the two quarterly interest periods ending July 14, 2009.  As a result, the original principal amount of Senior Notes of $700.0 million increased by $17.1 million on April 14, 2009 and will increase by $17.5 million on July 14, 2009.

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

As of May 2, 2009, we had no borrowings outstanding under our Asset-Based Revolving Credit Facility and have over $500 million of unused borrowing availability, after giving effect to $30.0 million used for letters of credit.  The principal amount of the loans outstanding is due and payable in full on October 6, 2010.

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

All obligations under the Asset-Based Revolving Credit Facility are guaranteed by the Company and certain of NMG’s existing and future domestic subsidiaries (subsidiary guarantors). As of May 2, 2009, the liabilities of NMG’s non-guarantor subsidiaries totaled approximately $1.2 million and the assets of NMG’s non-guarantor subsidiaries aggregated approximately $0.7 million.  All obligations under NMG’s Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of the Company, NMG and the subsidiary guarantors.

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

Although the Asset-Based Revolving Credit Facility does not require NMG to comply with any financial ratio maintenance covenants, if less than $60.0 million were available to be borrowed under the Asset-Based Revolving Credit Facility at any time, NMG would not be permitted to borrow additional amounts and obtain letters of credit (including amendments, renewals and extensions of letters of credit) unless its pro forma ratio of consolidated EBITDA to consolidated Fixed Charges (as such terms are defined in the credit agreement) was at least 1.1 to 1.0.  At May 2, 2009, our fixed charge coverage ratio for the four-quarter period then ended was less than 1.1 to 1.0.  We currently do not expect the need to borrow against our Asset-Based Revolving Credit Facility through the remainder of calendar year 2009.  However, should future borrowings be necessary due to unforeseen events and, at the time of such borrowings, our fixed charge coverage ratio be less than 1.1 to 1.0, we would be limited to $510 million of borrowing capacity due to the limitations of the Fixed Charge Coverage Ratio requirements of our Asset-Based Revolving Credit Facility.

For a more detailed description of NMG’s Asset-Based Revolving Credit Facility, refer to our Annual Report on Form 10-K for the fiscal year ended August 2, 2008.

Senior Secured Term Loan Facility.  In October 2005, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility.  NMG voluntarily repaid $100.0 million principal amount of the loans under its Senior Secured Term Loan Facility in fiscal year 2006 and $250 million in fiscal year 2007.  At May 2, 2009, the outstanding balance under the Senior Secured Term Loan Facility was $1,625.0 million.

At May 2, 2009, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 2.97% at May 2, 2009.  The applicable margin is subject to adjustment based on contractually defined debt coverage ratios.  At May 2, 2009, the applicable margin with respect to base rate borrowings was 1.00% and the applicable margin with respect to LIBOR borrowings was 2.00%.

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

The fair value of the 2028 Debentures at May 2, 2009 was approximately $68.8 million.

Senior Notes.  NMG has $717.1 million aggregate principal amount of 9.0% / 9.75% Senior Notes under a senior indenture (Senior Indenture).  NMG’s Senior Notes mature on October 15, 2015.

Interest on the Senior Notes is payable quarterly in arrears on each January 15, April 15, July 15 and October 15.  For any interest payment period through October 15, 2010, NMG may, at its option, elect to pay interest on the Senior Notes entirely in cash (Cash Interest) or entirely by increasing the principal amount of the outstanding Senior Notes or by issuing additional Senior Notes (PIK Interest). Cash Interest on the Senior Notes accrues at the rate of 9% per annum. PIK Interest on the Senior Notes accrues at the rate of 9.75% per annum. We negotiated for the right to include the PIK feature in our Senior Notes because of our belief that this feature could be a useful tool to enhance liquidity under appropriate circumstances. In the second quarter of fiscal year 2009, given the dislocation in the financial markets and the uncertainty as to when reasonable conditions will return, we believed that it was appropriate to utilize this feature, even though we had available borrowing capacity under our $600 million revolving credit facility. Accordingly, we have elected to pay PIK Interest for the two quarterly interest periods ending July 14, 2009 and to make such interest payments with the issuance of additional Senior Notes at the PIK Interest rate of 9.75% instead of paying interest in cash.  As a result, the original principal amount of Senior Notes of $700.0 million increased by $17.1 million on April 14, 2009 and will increase by $17.5 million on July 14, 2009.

Prior to the beginning of each eligible interest period in the future, we will evaluate whether to continue utilizing this PIK feature, taking into account market conditions and other relevant factors at that time. After October 15, 2010, we are required to make all interest payments on the Senior Notes entirely in cash.

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

The fair value of NMG’s Senior Notes at May 2, 2009 was approximately $394.4 million.

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

The fair value of NMG’s Senior Subordinated Notes at May 2, 2009 was approximately $275.0 million.

Maturities of Long-Term Debt.  At May 2, 2009, annual maturities of long-term debt during the next five fiscal years and thereafter are as follows (in millions):

2010	$—
2011	—
2012	—
2013	1,625.0
2014	—
Thereafter	1,338.3

The above table does not reflect either future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility or additional principal amounts under the Senior Notes that will be outstanding as a result of our current PIK Interest election for the quarterly interest period ending July 14, 2009, or any future PIK Interest election that we may make through October 15, 2010.

Interest expense.  The significant components of interest expense are as follows:

	Thirteen weeks ended		Thirty-Nine weeks ended
(in thousands)	May 2, 2009	April 26, 2008	May 2, 2009	April 26, 2008

Senior Secured Term Loan Facility	$21,903	$24,289	$69,774	$80,071
2028 Debentures	2,227	2,185	6,680	6,550
Senior Notes	17,332	15,786	48,793	46,691
Senior Subordinated Notes	12,969	12,998	39,060	38,446
Amortization of debt issue costs	3,554	3,554	10,663	10,663
Other	867	763	2,558	2,439
Total interest expense	58,852	59,575	177,528	184,860
Less:
Interest income	385	1,304	2,156	3,592
Capitalized interest	217	968	696	2,345
Interest expense, net	$58,250	$57,303	$174,676	$178,923

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

SFAS 157 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value is calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities includes consideration of non-performance risk, including our own credit risk.

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

In the third quarter of fiscal year 2009, we adopted the disclosure requirements of Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161).  SFAS 161 enhances current disclosures related to derivative instruments and hedging activities to provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows.

In connection with the Acquisition, we obtained $2,575.0 million of floating rate debt agreements, of which $2,125.0 million was outstanding at the Acquisition date and $1,625.0 million is outstanding at May 2, 2009.  Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  These swap agreements hedge a portion of our contractual floating rate interest commitments through the expiration of the agreements in December 2010.  As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.818% to 6.983% per quarter through 2010 and result in an average fixed rate of 6.888%.

As of the effective date, NMG designated the interest rate swaps as cash flow hedges. As cash flow hedges, unrealized gains on our outstanding interest rate swaps are recognized as assets while unrealized losses are recognized as liabilities.  Our interest rate swap agreements are highly, but not perfectly, correlated to the changes in interest rates to which we are exposed.  As a result, unrealized gains and losses on our interest rate swap agreements are designated as effective or ineffective.  The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive loss while the ineffective portion of such gains or losses is recorded as a component of interest expense.

In addition, we realize a gain or loss on our interest rate swap agreements in connection with each required interest payment on our floating rate indebtedness.  These realized gains or losses are reclassified from accumulated other comprehensive loss to interest expense.  The realized gains and losses effectively adjust the contractual interest requirements pursuant to the terms of our floating rate indebtedness to the interest requirements at the fixed rates established in the interest rate swaps agreements.  The cash flows from our interest rate swaps are recorded in operating activities in the condensed consolidated statements of cash flows.

The fair values of the interest rate swaps are estimated using industry standard valuation models using market-based observable inputs including interest rate curves (Level 2).  A summary of the recorded balances with respect to our interest rate swaps included in our condensed consolidated balance sheets is as follows:

(in thousands)	May 2, 2009	August 2, 2008	April 26, 2008

Unrecognized losses – included in other long-term liabilities	$61,075	$34,386	$39,370

Accumulated other comprehensive loss, net of taxes	$37,647	$21,755	$24,859

A summary of the recorded amounts related to our interest rate swaps reflected in our condensed consolidated statements of operations are as follows:

	Thirteen weeks ended		Thirty-Nine weeks ended
(in thousands)	May 2, 2009	April 26, 2008	May 2, 2009	April 26, 2008

Realized hedging losses (gains) – included in interest expense, net	$8,103	$2,107	$19,181	$(1,566)

Ineffective hedging losses – included in interest expense, net	$177	$80	$469	$341

The amount of losses recorded in other comprehensive loss at May 2, 2009 that is expected to be reclassified into interest expense in the next twelve months, if interest rates remain unchanged, is approximately $37.1 million.

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

Benefit Obligations.  Obligations for our employee benefit plans, included in other long-term liabilities, are as follows:

(in thousands)	May 2, 2009	August 2, 2008	April 26, 2008

Pension Plan	$155,171	$40,802	$26,248
SERP Plan	88,813	77,566	81,875
Postretirement Plan	20,329	20,336	22,924
	264,313	138,704	131,047
Less: current portion	(4,165)	(4,165)	(4,019)
Long-term portion of benefit obligations	$260,148	$134,539	$127,028

In light of current market conditions and the significant decline in our pension assets and in accordance with the provisions of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”, we remeasured both our plan assets and benefit obligations during the second quarter of fiscal year 2009.  We increased our recorded liability for projected benefit obligations payable by the Pension Plan by $111.2 million and by the SERP Plan by $8.5 million to equal their unfunded status.  The $111.2 million increase in our Pension Plan obligation was primarily driven by 1) a decrease in the fair value of our pension plan assets of approximately $66 million and 2) a decrease in our discount rate from 6.75% at August 2, 2008 to 6.10% at January 31, 2009, which resulted in increases in the obligations related to our Pension Plan and SERP Plan aggregating approximately $42 million.  As of May 2, 2009, we have $60.2 million (net of taxes of $39.1 million) of adjustments to such obligations recorded as increases to accumulated other comprehensive loss.

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

Plan Redesign. On September 7, 2007, our Board of Directors approved certain changes to our long-term benefits program.  Effective January 1, 2008, we offered a new, enhanced retirement savings plan subject to participants’ elections to participate (as more fully described below).  For associates participating in the RSP:

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

Costs of Benefits.  The components of the expenses incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Thirteen weeks ended		Thirty-Nine weeks ended
(in thousands)	May 2, 2009	April 26, 2008	May 2, 2009	April 26, 2008
Pension Plan:
Service cost	$1,592	$1,506	$4,467	$9,309
Interest cost	6,195	5,738	18,165	17,128
Expected return on plan assets	(6,584)	(6,224)	(19,464)	(18,402)
Pension Plan expense	$1,203	$1,020	$3,168	$8,035

Curtailment gain	$—	$—	$—	$26,113

SERP Plan:
Service cost	$181	$204	$507	$1,050
Interest cost	1,337	1,244	3,975	3,716
SERP Plan expense	$1,518	$1,448	$4,482	$4,766

Curtailment gain	$—	$—	$—	$6,337

Postretirement Plan:
Service cost	$23	$31	$69	$93
Interest cost	336	339	1,008	1,017
Net amortization of losses	70	137	211	411
Postretirement Plan expense	$429	$507	$1,288	$1,521

Funding Policy and Plan Assets.  Our policy is to fund the Pension Plan at or above the minimum required by law. We were not required to make contributions to the Pension Plan during fiscal year 2008. However, in the third quarter of fiscal year 2008, we made a voluntary $15.0 million contribution to our Pension Plan. Based upon currently available information, we will not be required to make contributions to the Pension Plan during fiscal year 2009.  However, we will continue to evaluate voluntary contributions to our Pension Plan based upon the unfunded position of the Pension Plan, our available liquidity and other factors.

7.              Income Taxes

Our effective income tax rate for year-to-date fiscal 2009 was 21.4% compared to 39.2% for year-to-date fiscal 2008.  No income tax benefit exists related to the $291.1 million of goodwill impairment charges recorded in the second quarter of fiscal year 2009.  Excluding the impact of the goodwill impairment charges, our effective income tax rate was 39.5% for year-to-date fiscal 2009.

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

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  During the third quarter of fiscal year 2009, we closed the IRS examination of fiscal years 2005 and 2006 and received net refunds of approximately $2.8 million.  In addition, as a result of the completion of the audit and IRS determination regarding certain deductions taken in connection with the Acquisition, the Company recorded a decrease in the gross amount of unrecognized tax benefits of $13.7 million and a decrease in accrued interest and penalties of $2.2 million. This reduction in FIN 48 liability resulted in a decrease to goodwill of $17.3 million, a decrease to deferred tax liabilities of $2.7 million and a tax benefit of $1.3 million during the quarter.  During the fourth quarter of fiscal year 2008, we entered into a negotiated settlement with a state tax authority regarding a state non-filing position which resulted in a reduction to our gross unrecognized tax benefits of $7.2 million and a corresponding decrease to goodwill of $3.0 million related to the resolution of uncertainties that existed at the time of the Acquisition.

The IRS is now examining our federal tax returns for fiscal year 2007.  We believe our recorded tax liabilities as of May 2, 2009 are sufficient to cover any potential assessments to be made by the IRS upon the completion of their examinations. We will continue to monitor the progress of the IRS examinations and review our recorded tax liabilities for potential audit assessments.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2004.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next 12 months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our consolidated financial statements.

8.              Stock-Based Compensation

The Company has approved equity-based management arrangements which authorize equity awards to be granted to certain management employees for up to 87,992.0 shares of the common stock of the Company.  Options generally vest over four to five years and expire 10 years from the date of grant.

A summary of the status of our stock option plan is as follows:

	May 2, 2009		August 2, 2008		April 26, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	83,146.6	$1,507	83,634.3	$1,430	83,634.3	$1,430
Granted	—	—	260.0	2,684	260.0	2,684
Exercised	(854.5)	1,684	—	—	—	—
Forfeited	(2,893.1)	1,617	(747.7)	1,597	—	—
Outstanding at end of period	79,399.0	$1,585	83,146.6	$1,507	83,894.3	$1,508
Options exercisable at end of period	58,195.2	$1,534	46,684.4	$1,415	43,682.1	$1,401

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

We use the Black-Scholes option-pricing model to determine the fair value of our options as of the date of grant in accordance with the provisions of SFAS 123(R).  A summary of fiscal year 2008 grants and fair value assumptions is as follows:

	Fiscal Year 2008 Grants
	Fair Value Options	Accreting Exercise Price Options
Options Granted	130.0	130.0
Exercise Price at May 2, 2009	$2,684	$2,952
Term	5	5
Volatility	30.0%	30.0%
Risk-Free Rate	3.5%	3.5%
Dividend Yield	—	—
Fair Value	$882	$433

Expected volatility is based on a combination of NMG’s historical volatility adjusted for our leverage and estimates of implied volatility of our peer group.

We recognize compensation expense for stock options on a straight-line basis over the vesting period.  We recognized non-cash stock compensation expense of $4.3 million in year-to-date fiscal 2009 and $4.5 million in year-to-date fiscal 2008, which is included in selling, general and administrative expenses. At May 2, 2009, unearned non-cash stock-based compensation that we expect to recognize as expense over the next five years aggregates approximately $7.5 million.

9.              Transactions with Sponsors

Pursuant to a management services agreement with affiliates of the Sponsors, and in exchange for on-going consulting and management advisory services that are provided to us by the Sponsors and their affiliates, affiliates of the Sponsors receive an aggregate annual management fee equal to the lesser of (i) 0.25% of our consolidated annual revenues or (ii) $10 million. Affiliates of the Sponsors also receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with services provided pursuant to the agreement. These management fees are payable quarterly in arrears.  We recorded management fees of $7.2 million during year-to-date fiscal 2009 and $8.9 million during year-to-date fiscal 2008, which are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

The management services agreement also provides that affiliates of the Sponsors may receive future fees in connection with certain subsequent financing and acquisition or disposition transactions. The management services agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

10.       Income from Credit Card Program, Net

In June 2005, we entered into a marketing and servicing alliance with HSBC Bank Nevada, N.A. and HSBC Private Label Corporation (formerly known as Household Corporation) (collectively referred to as HSBC).  Pursuant to the agreement with HSBC (Program Agreement), HSBC offers credit cards and non-card payment plans and bears substantially all credit risk with respect to sales transacted on the cards bearing our brands. We receive ongoing payments from HSBC related to credit card sales and compensation for marketing and servicing activities (HSBC Program Income).  The Program Agreement expires in June 2010.  We recognize HSBC Program Income when earned.

The Program Agreement, as amended, provides for 1) the allocation between HSBC and NMG of additional income, if any, to be generated from the credit card program as a result of certain changes made to the terms of credit extended to our customers since the inception of the Program Agreement and 2) the allocation of certain credit card losses between HSBC and NMG.  In light of current economic conditions that have led to higher delinquencies and losses on consumer indebtednesses, losses are currently allocable to NMG.  As a result, we recorded a charge of approximately $1.4 million during the third quarter of fiscal year 2009 and $6.7 million during year-to-date fiscal 2009 for our estimated portion of allocable credit card losses, which is included as a reduction to HSBC Program Income.  As of May 2, 2009, our reserve for credit card losses aggregated $7.4 million.

11.       Commitments and Contingencies

Long-term Incentive Plan.  The Company has a long-term incentive plan (Long-term Incentive Plan) that provides for a cash incentive payable upon a change of control, as defined, subject to the attainment of certain performance objectives to certain employees.  Performance objectives and targets are based on cumulative EBITDA percentages for three year periods beginning in fiscal year 2006.  Earned awards for each completed performance period will be credited to a book account and will earn interest at a contractually defined annual rate until the award is paid.  Awards will be paid within 30 days of a change of control or the first day there is a public market of at least 20% of total outstanding common stock.  As of May 2, 2009, the vested participant balance in the Long-Term Incentive Plan aggregated $3.4 million.

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

12.       Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss (amounts are recorded net of related income taxes):

(in thousands)	May 2, 2009	August 2, 2008	April 26, 2008

Unrealized loss on financial instruments	$(37,647)	$(21,755)	$(24,859)
Change in unfunded benefit obligations	(60,221)	12,302	15,709
Other	(160)	289	307
Total accumulated other comprehensive loss	$(98,028)	$(9,164)	$(8,843)

(in thousands)	Thirty-Nine weeks ended May 2, 2009	Thirty-Nine weeks ended April 26, 2008
Net (loss) earnings from condensed consolidated statements of operations	$(499,513)	$178,456
Change in unrealized loss on financial instruments	(15,892)	(28,592)
Change in unfunded benefit obligations	(72,523)	—
Other	(449)	(1,480)
Total comprehensive (loss) income for the period	$(588,377)	$148,384

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

Operating (loss) earnings for the segments include 1) revenues, 2) cost of sales, 3) direct selling, general, and administrative expenses, 4) other direct operating expenses, 5) income from credit card program and 6) depreciation expense for the respective segment.  Items not allocated to our operating segments include those items not considered by management in measuring the assets and profitability of our segments. These amounts include 1) corporate expenses including, but not limited to, treasury, investor relations, legal and finance support services, and general corporate management, 2) charges related to the application of purchase accounting adjustments made in connection with the Acquisition including amortization of intangible assets and favorable lease commitments, impairment charges and other non-cash items and 3) interest expense.  These items, while often times related to the operations of a segment, are not considered by segment operating management, corporate operating management and the chief operating decision maker in assessing segment operating performance.  The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (except with respect to purchase accounting adjustments not allocated to the operating segments).

The following tables set forth the information for our reportable segments:

	Thirteen weeks ended		Thirty-Nine weeks ended
(in thousands)	May 2, 2009	April 26, 2008	May 2, 2009	April 26, 2008

REVENUES
Specialty Retail stores	$665,559	$893,556	$2,363,222	$2,991,477
Direct Marketing	144,527	168,605	512,031	576,782
Total	$810,086	$1,062,161	$2,875,253	$3,568,259

OPERATING EARNINGS (LOSS)
Specialty Retail stores	$62,617	$151,291	$143,193	$444,788
Direct Marketing	20,390	28,025	54,428	93,256
Corporate expenses	(14,374)	(12,767)	(43,900)	(43,974)
Amortization of intangible assets and favorable lease commitments	(18,314)	(17,953)	(54,389)	(53,902)
Impairment charges (1)	—	—	(560,159)	—
Other income (2)	—	—	—	32,450
Total	$50,319	$148,596	$(460,827)	$472,618

CAPITAL EXPENDITURES
Specialty Retail stores	$14,962	$40,326	$72,608	$116,936
Direct Marketing	1,781	4,631	8,679	16,194
Total	$16,743	$44,957	$81,287	$133,130

DEPRECIATION EXPENSE
Specialty Retail stores	$31,347	$30,502	$97,082	$90,765
Direct Marketing	3,739	4,128	12,973	11,948
Other	1,581	844	4,323	2,982
Total	$36,667	$35,474	$114,378	$105,695

	May 2, 2009	April 26, 2008
ASSETS
Tangible assets of Specialty Retail stores	$1,826,036	$1,969,333
Tangible assets of Direct Marketing	157,876	182,624
Corporate assets:
Intangible assets related to Specialty Retail stores	2,958,821	3,536,723
Intangible assets related to Direct Marketing	478,757	558,526
Other	361,076	313,377
Total	$5,782,566	$6,560,583

(1)          Impairment charges recorded in year-to-date fiscal 2009 consist of pretax charges of 1) $291.1 million for the writedown to fair value of goodwill, 2) $242.2 million for the writedown to fair value of the net carrying value of tradenames and 3) $26.8 million for the writedown to fair value of the net carrying value of certain long-lived assets.

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

	May 2, 2009
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$228,169	$764	$455	$—	$229,388
Merchandise inventories	—	756,253	109,727	—	—	865,980
Other current assets	—	156,108	8,737	253	—	165,098
Total current assets	—	1,140,530	119,228	708	—	1,260,466
Property and equipment, net	—	888,880	126,180	—	—	1,015,060
Goodwill and intangible assets, net	—	1,580,252	1,857,326	—	—	3,437,578
Other assets	—	67,587	1,875	—	—	69,462
Investments in subsidiaries	1,092,269	2,008,298	—	—	(3,100,567)	—
Total assets	$1,092,269	$5,685,547	$2,104,609	$708	$(3,100,567)	$5,782,566
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$138,464	$20,510	$1	$—	$158,975
Accrued liabilities	—	273,318	73,867	236	—	347,421
Total current liabilities	—	411,782	94,377	237	—	506,396
Long-term liabilities:
Long-term debt	—	2,963,311	—	—	—	2,963,311
Deferred income taxes	—	771,409	—	—	—	771,409
Other long-term liabilities	—	446,776	1,404	1,001	—	449,181
Total long-term liabilities	—	4,181,496	1,404	1,001	—	4,183,901
Total shareholders’ equity	1,092,269	1,092,269	2,008,828	(530)	(3,100,567)	1,092,269
Total liabilities and shareholders’ equity	$1,092,269	$5,685,547	$2,104,609	$708	$(3,100,567)	$5,782,566

	August 2, 2008
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$238,204	$601	$375	$—	$239,180
Merchandise inventories	—	884,808	93,236	—	—	978,044
Other current assets	—	137,738	8,697	—	—	146,435
Total current assets	—	1,260,750	102,534	375	—	1,363,659
Property and equipment, net	—	939,522	134,940	832	—	1,075,294
Goodwill and intangible assets, net	—	1,889,445	2,153,172	—	—	4,042,617
Other assets	—	75,249	—	—	—	75,249
Investments in subsidiaries	1,676,519	2,288,802	—	—	(3,965,321)	—
Total assets	$1,676,519	$6,453,768	$2,390,646	$1,207	$(3,965,321)	$6,556,819
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$311,994	$33,593	$53	$—	$345,640
Accrued liabilities	—	291,047	69,930	117	—	361,094
Total current liabilities	—	603,041	103,523	170	—	706,734
Long-term liabilities:
Long-term debt	—	2,946,102	—	—	—	2,946,102
Deferred income taxes	—	929,970	—	—	—	929,970
Other long-term liabilities	—	298,136	(642)	—	—	297,494
Total long-term liabilities	—	4,174,208	(642)	—	—	4,173,566
Total shareholders’ equity	1,676,519	1,676,519	2,287,765	1,037	(3,965,321)	1,676,519
Total liabilities and shareholders’ equity	$1,676,519	$6,453,768	$2,390,646	$1,207	$(3,965,321)	$6,556,819

	April 26, 2008
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$204,508	$631	$965	$—	$206,104
Merchandise inventories	—	849,409	109,479	7	—	958,895
Other current assets	—	130,033	10,485	3,681	544	144,743
Total current assets	—	1,183,950	120,595	4,653	544	1,309,742
Property and equipment, net	—	936,047	134,088	1,740	—	1,071,875
Goodwill and intangible assets, net	—	1,907,706	2,187,543	—	—	4,095,249
Other assets	—	83,673	44	—	—	83,717
Investments in subsidiaries	1,710,981	2,325,361	—	—	(4,036,342)	—
Total assets	$1,710,981	$6,436,737	$2,442,270	$6,393	$(4,035,798)	$6,560,583
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$195,564	$34,042	$4,307	$544	$234,457
Accrued liabilities	—	316,605	85,470	112	—	402,187
Total current liabilities	—	512,169	119,512	4,419	544	636,644
Long-term liabilities:
Long-term debt	—	2,946,053	—	—	—	2,946,053
Deferred income taxes	—	966,844	—	—	—	966,844
Other long-term liabilities	—	300,690	(629)	—	—	300,061
Total long-term liabilities	—	4,213,587	(629)	—	—	4,212,958
Total shareholders’ equity	1,710,981	1,710,981	2,323,387	1,974	(4,036,342)	1,710,981
Total liabilities and shareholders’ equity	$1,710,981	$6,436,737	$2,442,270	$6,393	$(4,035,798)	$6,560,583

	Thirteen weeks ended May 2, 2009
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$688,582	$121,504	$—	$—	$810,086
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	439,239	75,379	147	—	514,765
Selling, general and administrative expenses (excluding depreciation)	—	174,683	26,011	(179)	—	200,515
Income from credit card program, net	—	(9,440)	(1,054)	—	—	(10,494)
Depreciation expense	—	32,642	4,025	—	—	36,667
Amortization of intangible assets and favorable lease commitments	—	15,089	3,225	—	—	18,314
Operating earnings	—	36,369	13,918	32	—	50,319
Interest expense, net	—	58,248	2	—	—	58,250
Intercompany royalty charges (income)	—	40,528	(40,528)	—	—	—
Equity in loss (earnings) of subsidiaries	3,135	(54,476)	—	—	51,341	—
(Loss) earnings before income taxes	(3,135)	(7,931)	54,444	32	(51,341)	(7,931)
Income tax benefit	—	(4,796)	—	—	—	(4,796)
Net (loss) earnings	$(3,135)	$(3,135)	$54,444	$32	$(51,341)	$(3,135)

	Thirteen weeks ended April 26, 2008
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$891,774	$170,387	$—	$—	$1,062,161
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	535,962	100,785	240	—	636,987
Selling, general and administrative expenses (excluding depreciation)	—	206,682	32,039	134	—	238,855
Income from credit card program, net	—	(14,183)	(1,521)	—	—	(15,704)
Depreciation expense	—	31,050	4,120	304	—	35,474
Amortization of intangible assets and favorable lease commitments	—	15,060	2,893	—	—	17,953
Operating earnings (loss)	—	117,203	32,071	(678)	—	148,596
Interest expense, net	—	57,301	2	—	—	57,303
Intercompany royalty charges (income)	—	62,489	(62,489)	—	—	—
Equity in (earnings) loss of subsidiaries	(55,395)	(93,880)	—	—	149,275	—
Earnings (loss) before income taxes	55,395	91,293	94,558	(678)	(149,275)	91,293
Income tax expense	—	35,898	—	—	—	35,898
Net earnings (loss)	$55,395	$55,395	$94,558	$(678)	$(149,275)	$55,395

	Thirty-Nine weeks ended May 2, 2009
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,429,326	$445,927	$—	$—	$2,875,253
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,653,090	299,253	1,534	—	1,953,877
Selling, general and administrative expenses (excluding depreciation)	—	602,464	86,434	(1,939)	—	686,959
Income from credit card program, net	—	(29,996)	(3,686)	—	—	(33,682)
Depreciation expense	—	101,268	12,404	706	—	114,378
Amortization of intangible assets and favorable lease commitments	—	45,269	9,120	—	—	54,389
Impairment charges	—	275,871	284,288	—	—	560,159
Operating loss	—	(218,640)	(241,886)	(301)	—	(460,827)
Interest expense, net	—	174,670	6	—	—	174,676
Intercompany royalty charges (income)	—	156,248	(156,248)	—	—	—
Equity in loss (earnings) of subsidiaries	499,513	85,945	—	—	(585,458)	—
(Loss) earnings before income taxes	(499,513)	(635,503)	(85,644)	(301)	585,458	(635,503)
Income tax benefit	—	(135,990)	—	—	—	(135,990)
Net (loss) earnings	$(499,513)	$(499,513)	$(85,644)	$(301)	$585,458	$(499,513)

	Thirty-Nine weeks ended April 26, 2008
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,000,449	$567,810	$—	$—	$3,568,259
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,866,532	350,206	619	—	2,217,357
Selling, general and administrative expenses (excluding depreciation)	—	699,244	104,984	(824)	—	803,404
Income from credit card program, net	—	(47,124)	(5,143)	—	—	(52,267)
Depreciation expense	—	92,011	13,170	514	—	105,695
Amortization of intangible assets and favorable lease commitments	—	45,179	8,723	—	—	53,902
Other income	—	(32,450)	—	—	—	(32,450)
Operating earnings (loss)	—	377,057	95,870	(309)	—	472,618
Interest expense, net	—	178,915	8	—	—	178,923
Intercompany royalty charges (income)	—	218,451	(218,451)	—	—	—
Equity in (earnings) loss of subsidiaries	(178,456)	(314,004)	—	—	492,460	—
Earnings (loss) before income taxes	178,456	293,695	314,313	(309)	(492,460)	293,695
Income tax expense	—	115,239	—	—	—	115,239
Net earnings (loss)	$178,456	$178,456	$314,313	$(309)	$(492,460)	$178,456

	Thirty-Nine weeks ended May 2, 2009
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS–OPERATING ACTIVITIES
Net (loss) earnings	$(499,513)	$(499,513)	$(85,644)	$(301)	$585,458	$(499,513)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expense	—	157,200	21,524	706	—	179,430
Deferred income taxes	—	(98,357)	—	—	—	(98,357)
Impairment charges	—	275,871	284,288	—	—	560,159
Paid-in-kind interest	—	20,520	—	—	—	20,520
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	7,173	171	677	—	8,021
Intercompany royalty income payable (receivable)	—	156,247	(156,247)	—	—	—
Equity in loss (earnings) of subsidiaries	499,513	85,945	—	—	(585,458)	—
Changes in operating assets and liabilities, net	—	(36,678)	(59,702)	(1,002)	—	(97,382)
Net cash provided by operating activities	—	68,408	4,390	80	—	72,878
CASH FLOWS–INVESTING ACTIVITIES
Capital expenditures	—	(77,060)	(4,227)	—	—	(81,287)
Net cash used for investing activities	—	(77,060)	(4,227)	—	—	(81,287)
CASH FLOWS–FINANCING ACTIVITIES
Repayment of borrowings	—	(1,383)	—	—	—	(1,383)
Net cash used for financing activities	—	(1,383)	—	—	—	(1,383)
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(10,035)	163	80	—	(9,792)
Beginning balance	—	238,204	601	375	—	239,180
Ending balance	$—	$228,169	$764	$455	$—	$229,388

	Thirty-Nine weeks ended April 26, 2008
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS–OPERATING ACTIVITIES
Net earnings (loss)	$178,456	$178,456	$314,313	$(309)	$(492,460)	$178,456
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	147,853	21,893	514	—	170,260
Deferred income taxes	—	(13,569)	—	—	—	(13,569)
Gain on curtailment of defined benefit retirement obligations	—	(32,450)	—	—	—	(32,450)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	18,690	(59)	—	—	18,631
Intercompany royalty income payable (receivable)	—	218,452	(218,452)	—	—	—
Equity in (earnings) loss of subsidiaries	(178,456)	(314,004)	—	—	492,460	—
Changes in operating assets and liabilities, net	—	(8,179)	(111,669)	(7)	—	(119,855)
Net cash provided by operating activities	—	195,249	6,026	198	—	201,473
CASH FLOWS–INVESTING ACTIVITIES
Capital expenditures	—	(126,628)	(6,591)	89	—	(133,130)
Purchases of short-term investments	—	(10,000)	—	—	—	(10,000)
Sales of short-term investments	—	10,000	—	—	—	10,000
Net cash (used for) provided by investing activities	—	(126,628)	(6,591)	89	—	(133,130)
CASH FLOWS–FINANCING ACTIVITIES
Repayment of borrowings	—	(3,446)	—	—	—	(3,446)
Net cash used for financing activities	—	(3,446)	—	—	—	(3,446)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	65,175	(565)	287	—	64,897
Beginning balance	—	139,333	1,196	678	—	141,207
Ending balance	$—	$204,508	$631	$965	$—	$206,104

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

	May 2, 2009
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$228,169	$1,219	$—	$229,388
Merchandise inventories	—	756,253	109,727	—	865,980
Other current assets	—	156,108	8,990	—	165,098
Total current assets	—	1,140,530	119,936	—	1,260,466
Property and equipment, net	—	888,880	126,180	—	1,015,060
Goodwill and intangible assets, net	—	1,580,252	1,857,326	—	3,437,578
Other assets	—	67,587	1,875	—	69,462
Investments in subsidiaries	1,092,269	2,008,298	—	(3,100,567)	—
Total assets	$1,092,269	$5,685,547	$2,105,317	$(3,100,567)	$5,782,566
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$138,464	$20,511	$—	$158,975
Accrued liabilities	—	273,318	74,103	—	347,421
Total current liabilities	—	411,782	94,614	—	506,396
Long-term liabilities:
Long-term debt	—	2,963,311	—	—	2,963,311
Deferred income taxes	—	771,409	—	—	771,409
Other long-term liabilities	—	446,776	2,405	—	449,181
Total long-term liabilities	—	4,181,496	2,405	—	4,183,901
Total shareholders’ equity	1,092,269	1,092,269	2,008,298	(3,100,567)	1,092,269
Total liabilities and shareholders’ equity	$1,092,269	$5,685,547	$2,105,317	$(3,100,567)	$5,782,566

	August 2, 2008
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$238,204	$976	$—	$239,180
Merchandise inventories	—	884,808	93,236	—	978,044
Other current assets	—	137,738	8,697	—	146,435
Total current assets	—	1,260,750	102,909	—	1,363,659
Property and equipment, net	—	939,522	135,772	—	1,075,294
Goodwill and intangible assets, net	—	1,889,445	2,153,172	—	4,042,617
Other assets	—	75,249	—	—	75,249
Investments in subsidiaries	1,676,519	2,288,802	—	(3,965,321)	—
Total assets	$1,676,519	$6,453,768	$2,391,853	$(3,965,321)	$6,556,819
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$311,994	$33,646	$—	$345,640
Accrued liabilities	—	291,047	70,047	—	361,094
Total current liabilities	—	603,041	103,693	—	706,734
Long-term liabilities:
Long-term debt	—	2,946,102	—	—	2,946,102
Deferred income taxes	—	929,970	—	—	929,970
Other long-term liabilities	—	298,136	(642)	—	297,494
Total long-term liabilities	—	4,174,208	(642)	—	4,173,566
Total shareholders’ equity	1,676,519	1,676,519	2,288,802	(3,965,321)	1,676,519
Total liabilities and shareholders’ equity	$1,676,519	$6,453,768	$2,391,853	$(3,965,321)	$6,556,819

	April 26, 2008
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$204,508	$1,596	$—	$206,104
Merchandise inventories	—	849,409	109,486	—	958,895
Other current assets	—	130,033	14,166	544	144,743
Total current assets	—	1,183,950	125,248	544	1,309,742
Property and equipment, net	—	936,047	135,828	—	1,071,875
Goodwill and intangible assets, net	—	1,907,706	2,187,543	—	4,095,249
Other assets	—	83,673	44	—	83,717
Investments in subsidiaries	1,710,981	2,325,361	—	(4,036,342)	—
Total assets	$1,710,981	$6,436,737	$2,448,663	$(4,035,798)	$6,560,583
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$195,564	$38,349	$544	$234,457
Accrued liabilities	—	316,605	85,582	—	402,187
Total current liabilities	—	512,169	123,931	544	636,644
Long-term liabilities:
Long-term debt	—	2,946,053	—	—	2,946,053
Deferred income taxes	—	966,844	—	—	966,844
Other long-term liabilities	—	300,690	(629)	—	300,061
Total long-term liabilities	—	4,213,587	(629)	—	4,212,958
Total shareholders’ equity	1,710,981	1,710,981	2,325,361	(4,036,342)	1,710,981
Total liabilities and shareholders’ equity	$1,710,981	$6,436,737	$2,448,663	$(4,035,798)	$6,560,583

	Thirteen weeks ended May 2, 2009
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$688,582	$121,504	$—	$810,086
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	439,239	75,526	—	514,765
Selling, general and administrative expenses (excluding depreciation)	—	174,683	25,832	—	200,515
Income from credit card program, net	—	(9,440)	(1,054)	—	(10,494)
Depreciation expense	—	32,642	4,025	—	36,667
Amortization of intangible assets and favorable lease commitments	—	15,089	3,225	—	18,314
Operating earnings	—	36,369	13,950	—	50,319
Interest expense, net	—	58,248	2	—	58,250
Intercompany royalty charges (income)	—	40,528	(40,528)	—	—
Equity in loss (earnings) of subsidiaries	3,135	(54,476)	—	51,341	—
(Loss) earnings before income taxes	(3,135)	(7,931)	54,476	(51,341)	(7,931)
Income tax benefit	—	(4,796)	—	—	(4,796)
Net (loss) earnings	$(3,135)	$(3,135)	$54,476	$(51,341)	$(3,135)

	Thirteen weeks ended April 26, 2008
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$891,774	$170,387	$—	$1,062,161
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	535,962	101,025	—	636,987
Selling, general and administrative expenses (excluding depreciation)	—	206,682	32,173	—	238,855
Income from credit card program, net	—	(14,183)	(1,521)	—	(15,704)
Depreciation expense	—	31,050	4,424	—	35,474
Amortization of intangible assets and favorable lease commitments	—	15,060	2,893	—	17,953
Operating earnings	—	117,203	31,393	—	148,596
Interest expense, net	—	57,301	2	—	57,303
Intercompany royalty charges (income)	—	62,489	(62,489)	—	—
Equity in (earnings) loss of subsidiaries	(55,395)	(93,880)	—	149,275	—
Earnings (loss) before income taxes	55,395	91,293	93,880	(149,275)	91,293
Income tax expense	—	35,898	—	—	35,898
Net earnings (loss)	$55,395	$55,395	$93,880	$(149,275)	$55,395

	Thirty-Nine weeks ended May 2, 2009
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,429,326	$445,927	$—	$2,875,253
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,653,090	300,787	—	1,953,877
Selling, general and administrative expenses (excluding depreciation)	—	602,464	84,495	—	686,959
Income from credit card program, net	—	(29,996)	(3,686)	—	(33,682)
Depreciation expense	—	101,268	13,110	—	114,378
Amortization of intangible assets and favorable lease commitments	—	45,269	9,120	—	54,389
Impairment charges	—	275,871	284,288	—	560,159
Operating loss	—	(218,640)	(242,187)	—	(460,827)
Interest expense, net	—	174,670	6	—	174,676
Intercompany royalty charges (income)	—	156,248	(156,248)	—	—
Equity in loss (earnings) of subsidiaries	499,513	85,945	—	(585,458)	—
(Loss) earnings before income taxes	(499,513)	(635,503)	(85,945)	585,458	(635,503)
Income tax benefit	—	(135,990)	—	—	(135,990)
Net (loss) earnings	$(499,513)	$(499,513)	$(85,945)	$585,458	$(499,513)

	Thirty-Nine weeks ended April 26, 2008
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,000,449	$567,810	$—	$3,568,259
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,866,532	350,825	—	2,217,357
Selling, general and administrative expenses (excluding depreciation)	—	699,244	104,160	—	803,404
Income from credit card program, net	—	(47,124)	(5,143)	—	(52,267)
Depreciation expense	—	92,011	13,684	—	105,695
Amortization of intangible assets and favorable lease commitments	—	45,179	8,723	—	53,902
Other income	—	(32,450)	—	—	(32,450)
Operating earnings	—	377,057	95,561	—	472,618
Interest expense, net	—	178,915	8	—	178,923
Intercompany royalty charges (income)	—	218,451	(218,451)	—	—
Equity in (earnings) loss of subsidiaries	(178,456)	(314,004)	—	492,460	—
Earnings (loss) before income taxes	178,456	293,695	314,004	(492,460)	293,695
Income tax expense	—	115,239	—	—	115,239
Net earnings (loss)	$178,456	$178,456	$314,004	$(492,460)	$178,456

	Thirty-Nine weeks ended May 2, 2009
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net (loss) earnings	$(499,513)	$(499,513)	$(85,945)	$585,458	$(499,513)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expense	—	157,200	22,230	—	179,430
Deferred income taxes	—	(98,357)	—	—	(98,357)
Impairment charges	—	275,871	284,288	—	560,159
Paid-in-kind interest	—	20,520	—	—	20,520
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	7,173	848	—	8,021
Intercompany royalty income payable (receivable)	—	156,247	(156,247)	—	—
Equity in loss (earnings) of subsidiaries	499,513	85,945	—	(585,458)	—
Changes in operating assets and liabilities, net	—	(36,678)	(60,704)	—	(97,382)
Net cash provided by operating activities	—	68,408	4,470	—	72,878
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(77,060)	(4,227)	—	(81,287)
Net cash used for investing activities	—	(77,060)	(4,227)	—	(81,287)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(1,383)	—	—	(1,383)
Net cash used for financing activities	—	(1,383)	—	—	(1,383)
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(10,035)	243	—	(9,792)
Beginning balance	—	238,204	976	—	239,180
Ending balance	$—	$228,169	$1,219	$—	$229,388

	Thirty-Nine weeks ended April 26, 2008
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$178,456	$178,456	$314,004	$(492,460)	$178,456
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	147,853	22,407	—	170,260
Deferred income taxes	—	(13,569)	—	—	(13,569)
Gain on curtailment of defined benefit retirement obligations	—	(32,450)		—	(32,450)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	18,690	(59)	—	18,631
Intercompany royalty income payable (receivable)	—	218,452	(218,452)	—	—
Equity in (earnings) loss of subsidiaries	(178,456)	(314,004)	—	492,460	—
Changes in operating assets and liabilities, net	—	(8,179)	(111,676)	—	(119,855)
Net cash provided by operating activities	—	195,249	6,224	—	201,473
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(126,628)	(6,502)	—	(133,130)
Purchases of short-term investments	—	(10,000)	—	—	(10,000)
Sales of short-term investments	—	10,000	—	—	10,000
Net cash used for investing activities	—	(126,628)	(6,502)	—	(133,130)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(3,446)	—	—	(3,446)
Net cash used for financing activities	—	(3,446)	—	—	(3,446)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	65,175	(278)	—	64,897
Beginning balance	—	139,333	1,874	—	141,207
Ending balance	$—	$204,508	$1,596	$—	$206,104

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

Our fiscal year ends on the Saturday closest to July 31.  All references to the third quarter of fiscal year 2009 relate to the thirteen weeks ended May 2, 2009.  All references to the third quarter of fiscal year 2008 relate to the thirteen weeks ended April 26, 2008.  All references to year-to-date fiscal 2009 relate to the thirty-nine weeks ended May 2, 2009.  All references to year-to-date fiscal 2008 relate to the thirty-nine weeks ended April 26, 2008.

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise. These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold.  We received vendor allowances of $72.3 million, or 2.5% of revenues, in year-to-date fiscal 2009 and $66.0 million, or 1.9% of revenues, in year-to-date fiscal 2008.

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

Advertising costs incurred by our Specialty Retail segment consist primarily of print media costs related to promotional materials mailed to our customers, while advertising costs incurred by our Direct Marketing operations relate to the production, printing and distribution of our print catalogs and the production of the photographic content on our websites, as well as online marketing costs. We receive advertising allowances from certain of our merchandise vendors. Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media. As a result, these allowances are recorded as a reduction of our advertising costs when earned. Vendor allowances earned and recorded as a reduction to selling, general and administrative expenses aggregated approximately $62.4 million, or 2.2% of revenues, in year-to-date fiscal 2009 and $68.8 million, or 1.9% of revenues, in year-to-date fiscal 2008.

We also receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendor’s merchandise. These allowances are netted against the related compensation expense that we incur. Amounts received from vendors related to compensation programs were $51.4 million, or 1.8% of revenues, in year-to-date fiscal 2009 and $54.3 million, or 1.5% of revenues, in year-to-date fiscal 2008.

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

•                  increased for our allocable share of certain income, if any, generated from the credit card program as provided pursuant to our contractual agreement with HSBC; and

•                  decreased for our allocable share of certain credit card losses generated from the credit card portfolio.

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

A large percentage of our merchandise assortment, particularly in the apparel, fashion accessories and shoe categories, is ordered months in advance of the introduction of such goods. For example, women’s apparel, men’s apparel, shoes and handbags are typically ordered six to nine months in advance of the products being offered for sale while jewelry and other categories are typically ordered three to six months in advance. As a result, inherent in the successful execution of our business plans is our ability both to predict the fashion trends that will be of interest to our customers and to anticipate future spending patterns of our customer base.

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

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net revenues for the periods indicated.

	Thirteen weeks ended		Thirty-Nine weeks ended
	May 2, 2009	April 26, 2008	May 2, 2009	April 26, 2008

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs (excluding depreciation)	63.5	60.0	68.0	62.1
Selling, general and administrative expenses (excluding depreciation)	24.8	22.5	23.9	22.5
Income from credit card program, net	(1.3)	(1.5)	(1.2)	(1.5)
Depreciation expense	4.5	3.3	4.0	3.0
Amortization of intangible assets	1.7	1.3	1.4	1.1
Amortization of favorable lease commitments	0.6	0.4	0.5	0.4
Impairment charges	—	—	19.5	—
Other income	—	—	—	(0.9)
Operating earnings (loss)	6.2	14.0	(16.0)	13.2
Interest expense, net	7.2	5.4	6.1	5.0
(Loss) earnings before income taxes	(1.0)	8.6	(22.1)	8.2
Income tax (benefit) expense	(0.6)	3.4	(4.7)	3.2
Net (loss) earnings	(0.4)%	5.2%	(17.4)%	5.0%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

	Thirteen weeks ended		Thirty-Nine weeks ended
(dollars in millions, except sales per square foot)	May 2, 2009	April 26, 2008	May 2, 2009	April 26, 2008
REVENUES
Specialty Retail stores	$665.6	$893.6	$2,363.2	$2,991.5
Direct Marketing	144.5	168.6	512.0	576.8
Total	$810.1	$1,062.2	$2,875.2	$3,568.3

OPERATING EARNINGS (LOSS)
Specialty Retail stores	$62.6	$151.3	$143.2	$444.8
Direct Marketing	20.4	28.0	54.4	93.2
Corporate expenses	(14.4)	(12.8)	(43.9)	(44.0)
Amortization of intangible assets and favorable lease commitments	(18.3)	(17.9)	(54.4)	(53.9)
Impairment charges (1)	—	—	(560.1)	—
Other income (2)	—	—	—	32.5
Total	$50.3	$148.6	$(460.8)	$472.6

OPERATING PROFIT MARGIN (LOSS)
Specialty Retail stores	9.4%	16.9%	6.1%	14.9%
Direct Marketing	14.1%	16.6%	10.6%	16.2%
Total	6.2%	14.0%	(16.0)%	13.2%

CHANGE IN COMPARABLE REVENUES (3)
Specialty Retail stores	(27.1)%	(3.4)%	(22.7)%	2.2%
Direct Marketing	(14.3)%	2.0%	(11.2)%	4.8%
Total	(25.1)%	(2.5)%	(20.8)%	2.6%

SALES PER SQUARE FOOT
Specialty Retail stores	$105	$148	$376	$499

STORE COUNT
Neiman Marcus and Bergdorf Goodman stores:
Open at beginning of period	42	41	41	40
Opened during the period	—	—	1	1
Open at end of period	42	41	42	41
Clearance centers:
Open at beginning of period	25	22	24	20
Opened during the period	2	1	3	3
Closed during the period	(1)	—	(1)	—
Open at end of period	26	23	26	23

NON-GAAP FINANCIAL DATA EBITDA (4)	$105.3	$202.0	$(292.0)	$632.2
Adjusted EBITDA (4)	$105.3	$202.0	$268.1	$599.7

(1)  Impairment charges recorded in year-to-date fiscal 2009 consist of pretax charges of 1) $291.1 million for the writedown to fair value of goodwill, 2) $242.2 million for the writedown to fair value of the net carrying value of tradenames and 3) $26.8 million for the writedown to fair value of the net carrying value of certain long-lived assets.

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

Fiscal Year 2009 Summary

We continue to experience a challenging economic and retail environment and expect these conditions will continue for an extended period of time.  Consistent with the significant declines in overall macroeconomic factors, capital markets and consumer confidence that have existed during fiscal year 2009, customer demand has been well below our initial expectations and the prior year.  The current softness in customer demand exists across all geographic areas, all distribution channels and all merchandise categories, particularly the apparel and home décor categories.  We believe affluent customers are continuing to react to the economic conditions mentioned above.  However, based on our experience in previous business cycles, we believe our customers’ buying levels will increase once the economic environment improves.

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

A summary of our operating results is as follows:

•                  Revenues—Our revenues in the third quarter of fiscal year 2009 were significantly impacted by a lower level of customer demand.  As a result, our revenues for the third quarter of fiscal year 2009 were $810.1 million, a decrease of 23.7% as compared to the third quarter of fiscal year 2008.  Comparable revenues decreased by 25.1% in the third quarter of fiscal year 2009.  Comparable revenues decreased in the third quarter of fiscal year 2009 for both our Specialty Retail stores and Direct Marketing operations.

Our revenues for year-to-date fiscal 2009 were $2,875.2 million, a decrease of 19.4% as compared to the prior year reflecting a decline in comparable revenues of 20.8%.

For Specialty Retail stores, our sales per square foot for the last twelve trailing months were $511 as of May 2, 2009 and $639 as of April 26, 2008.

•                  Cost of goods sold including buying and occupancy costs (excluding depreciation)—COGS represented 63.5% of revenues in the third quarter of fiscal year 2009 and 60.0% of revenues in the third quarter of fiscal year 2008.  This increase in COGS was primarily due to 1) higher net markdowns and promotional costs incurred in response to weak customer demand and 2) the deleveraging of our fixed buying and occupancy costs on lower revenues.

COGS represented 68.0% of revenues in year-to-date fiscal 2009 and 62.1% of revenues in year-to-date fiscal 2008. This increase in COGS as a percentage of revenues was primarily due to 1) lower levels of full-price sales and higher levels of net markdowns and promotional activities for both our Specialty Retail stores and Direct Marketing operations in response to weak demand, particularly during the holiday season in the second quarter of fiscal year 2009 and 2) the deleveraging of our fixed buying and occupancy costs on lower revenues.

•                  Inventories—As a result of the significant decrease in customer demand we experienced in the Fall season, our inventory purchases and on-hand inventories were significantly in excess of actual demand.  As a result, we generated a lower level of full-price sales in the Fall season and incurred significantly higher net markdowns and sales promotions costs to liquidate Fall season inventories held in excess of sales trends.  In response to the lower levels of customer demand in the Fall season, we reduced our receipts in the third quarter of fiscal year 2009 by approximately 25% compared to the prior year and we expect this trend to continue for the next several quarters as we continue to align inventories with sales trends.

At May 2, 2009, total inventories totaled $866.0 million, a 9.7% decrease from the prior year.  Inventories decreased by 12.3% on a comparable basis.  While inventories are more closely aligned with customer demand in the Spring season than in the Fall season, on-hand inventories continue to be higher than current sales trends.  While markdown requirements for Spring season goods are anticipated to be lower than those for Fall season goods, we currently expect net markdown requirements in the fourth quarter of fiscal year 2009 to be higher than the prior year.

•                  Selling, general and administrative expenses (excluding depreciation)—Compared to the corresponding periods in fiscal year 2008, we reduced SG&A by $38.3 million in the third quarter of fiscal year 2009 and by $116.4 million in year-to-date fiscal 2009.  The lower levels of SG&A expenses primarily reflect 1) savings in variable costs, primarily commissions, on lower revenues and 2) savings realized as a result of our on-going initiatives to control our expenses.

Despite the lower levels of SG&A incurred, SG&A deleveraged in both the third quarter and year-to-date fiscal 2009 periods.  SG&A represented 24.8% of revenues in the third quarter of fiscal year 2009 and 22.5% of revenues in the third quarter of fiscal year 2008.  SG&A represented 23.9% of revenues in year-to-date fiscal 2009 and 22.5% in year-to-date fiscal 2008.  The increases in SG&A as percentages of revenues are primarily due to the deleveraging of payroll and certain benefits costs on the significant decreases in revenues.

•                  Expense control initiatives— In addition to savings in variable costs, primarily commissions, on lower revenues, we have implemented both short-term expense control initiatives and longer-term adjustments to our cost structure, which initiatives include headcount and salary reductions and the centralization of various store and corporate job functions.  We believe we realized savings in buying and occupancy costs and SG&A expenses aggregating approximately $30 million in the third quarter of fiscal year 2009 and $70 million in year-to-date fiscal 2009.  We continue to review and evaluate additional initiatives to reduce our cost structure.

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

•                  Operating earnings (loss)—For the third quarter of fiscal year 2009, our operating earnings were $50.3 million, or 6.2% of revenues.  Operating earnings in the third quarter of fiscal year 2008 were $148.6 million, or 14.0% of revenues.  Operating margins decreased, as a percentage of revenues, by 7.8% in the third quarter of fiscal year 2009 primarily due to:

  •            an increase in COGS by 3.5% of revenues as a result of higher net markdowns and promotional costs incurred in response to weak customer demand as well as the deleveraging of our buying and occupancy expenses on lower revenues;

  •            increases in both SG&A expenses by 2.3% of revenues and depreciation and amortization expense by 1.8% of revenues, primarily due to the deleveraging of these expenses on lower sales; and

  •            decrease in income from our credit card operations of 0.2% of revenues resulting primarily from higher shared credit card losses.

Total operating losses in year-to-date fiscal 2009 were $460.8 million, or 16.0% of revenues, which included impairments of our long-lived assets of $560.1 million, or 19.5% of revenues.  Total operating earnings in year-to-date fiscal 2008 were $472.6 million, or 13.2% of revenues, which included a curtailment gain of $32.5 million, or 0.9% of revenues.  Excluding the impairments in year-to-date fiscal 2009 and curtailment gain in year-to-date fiscal 2008, operating earnings margin decreased as a percentage of revenues, in year-to-date fiscal 2009 by 8.8% primarily due to:

  •            an increase in COGS by 5.9% of revenues as a result of lower levels of full-price sales, higher net markdowns and higher promotional costs incurred in response to weak customer demand as well as the deleveraging of our buying and occupancy expenses on lower revenues;

  •            increases in both SG&A expenses by 1.4% of revenues and depreciation and amortization expense by 1.4% of revenues, primarily due to the deleveraging of these expenses on lower sales; and

  •            decrease in income from our credit card operations of 0.3% of revenues resulting primarily from higher shared credit card losses.

•                  Liquidity—Cash provided by our operating activities was $72.9 million in year-to-date fiscal 2009, a decrease of $128.6 million from the prior year fiscal period as a result of lower sales and earnings.  Despite the decrease in cash provided by operating activities, we held cash balances of $229.4 million at May 2, 2009 compared to $206.1 million at April 26, 2008.  At May 2, 2009, we have made no borrowings outstanding under our Asset-Based Revolving Credit Facility and have over $500 million of unused borrowing availability, after giving effect to $30.0 million used for letters of credit.

Given the dislocation in the financial markets and the uncertainty as to when reasonable conditions will return, we have elected to pay PIK Interest for the two quarterly interest periods ending July 14, 2009 and to make such interest payments with the issuance of additional Senior Notes at the PIK Interest rate of 9.75% instead of paying interest in cash.  As a result, the original principal amount of Senior Notes of $700.0 million increased by $17.1 million on April 14, 2009 and will increase by $17.5 million on July 14, 2009.

Prior to the beginning of each eligible interest period in the future, we will evaluate whether to continue utilizing this PIK feature, taking into account market conditions and other relevant factors at that time. After October 15, 2010, we are required to make all interest payments on the Senior Notes entirely in cash.

Our Adjusted EBITDA exceeded our interest expense, net for both the quarter-to-date and year-to-date fiscal 2009 periods.  However, we anticipate that Adjusted EBITDA may decline in the remainder of fiscal year 2009.

•                  Outlook—We expect retail demand and revenues will remain weak for an extended period of time.  We will continue to reduce our inventory levels and purchases to align them with anticipated lower customer demand.  In addition, with softer revenue levels anticipated for the remainder of fiscal year 2009, our SG&A expenses as a percentage of revenues will continue to be under pressure.  Despite the anticipated continuation of current economic conditions, we believe the cash generated from our operations along with our available sources of financing will enable us to meet our cash obligations for fiscal year 2009.  For year-to-date fiscal year 2009, we have made no borrowings under our revolving credit facility and, at present, we do not anticipate utilizing this revolver during the remainder of fiscal year 2009.

Thirteen Weeks Ended May 2, 2009 Compared to Thirteen Weeks Ended April 26, 2008

Revenues.  Our revenues for the third quarter of fiscal year 2009 of $810.1 million decreased $252.1 million, or 23.7%, from $1,062.2 million in the third quarter of fiscal year 2008.  The decrease in revenues was due to decreases in comparable revenues for both our Specialty Retail stores and Direct Marketing operations as a result of the current challenging economic environment and lower customer demand.

Comparable revenues for the third quarter of fiscal year 2009 were $794.8 million compared to $1,061.0 million in the prior year fiscal period, representing a decrease of 25.1%.  Comparable revenues decreased in the third quarter of fiscal year 2009 by 27.1% for Specialty Retail stores and 14.3% for Direct Marketing.  New stores generated sales of $15.3 million for the third quarter of fiscal year 2009.

Internet revenues generated by Direct Marketing were $113.4 million for the third quarter of fiscal year 2009, a decrease of 12.4% compared to the prior year fiscal quarter. In addition, catalog revenues decreased 20.4% compared to the prior year fiscal quarter.  Decreases in revenues from the home décor category, primarily offered by our Horchow brand, were incurred in both our internet and catalog operations during the third quarter of fiscal year 2009.

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for the third quarter of fiscal year 2009 were 63.5% of revenues compared to 60.0% of revenues for the third quarter of fiscal year 2008.

The increase in COGS as a percentage of revenues in the third quarter of fiscal year 2009 was primarily due to decreased product margins generated by both our Specialty Retail stores and Direct Marketing operations of approximately 2.2% of revenues.  The increase in COGS as a percentage of revenues was primarily due to higher net markdowns and sales promotions costs incurred in response to weak customer demand.  Additionally, buying and occupancy costs increased 1.3% of revenues primarily due to the deleveraging of payroll and rent expenses on the lower level of revenues generated.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses decreased by $38.3 million in the third quarter of fiscal year 2009 compared to the prior year.  The decrease in SG&A expenses reflects 1) savings in variable costs, primarily commissions, on lower revenues and 2) savings realized as a result of our on-going initiatives to control our expenses (approximately $25 million).

Despite a decrease in SG&A expenses, SG&A expenses as a percentage of revenues increased to 24.8% of revenues in the third quarter of fiscal year 2008 compared to 22.5% of revenues in the prior year fiscal quarter.  The net increase in SG&A expenses as a percentage of revenues in the third quarter of fiscal year 2009 of approximately 2.3% of revenues was primarily due to:

•                  the deleveraging of a significant portion of our SG&A expenses, primarily payroll and related benefits, by approximately 1.7% of revenues on the lower level of revenues; and

•                  expenses, primarily consulting fees and severance, aggregating $8.9 million, or 1.1% of revenues, incurred in connection with our on-going initiatives to control our expenses and to reduce our cost structure, which initiatives include headcount and salary reductions and the centralization and redesign of various store and corporate job functions; offset by

•                  a lower level of advertising and promotions costs incurred in the third quarter of fiscal year 2009 of approximately 0.4% of revenues, primarily due to a lower level of spending by our Specialty Retail stores.

Income from credit card program, net.  We earned HSBC Program Income of $10.5 million, or 1.3% of revenues, in the third quarter of fiscal year 2009 compared to $15.7 million, or 1.5% of revenues, in the third quarter of fiscal year 2008.  In light of current economic conditions that have led to higher delinquencies and losses on consumer indebtedness, losses are currently allocable to NMG.  As a result, we recorded a charge of approximately $1.4 million, or 0.2% of revenues, in the third quarter of fiscal year 2009 for our estimated portion of allocable credit card losses.

Depreciation expense.  Depreciation expense was $36.7 million, or 4.5% of revenues, in the third quarter of fiscal year 2009 compared to $35.5 million, or 3.3% of revenues, in the third quarter of fiscal year 2008.  The increase in depreciation expense as a percentage of revenues results primarily from the deleveraging of these costs on lower revenues.

Amortization expense.  Amortization of intangible assets (primarily customer lists and favorable lease commitments) aggregated $18.3 million, or 2.3% of revenues, in the third quarter of fiscal year 2009 compared to $17.9 million, or 1.7% of revenues, in the third quarter of fiscal year 2008.  The increase in amortization expense as a percentage of revenues results primarily from the deleveraging of these costs on lower revenues.

Segment operating earnings.  Segment operating earnings for our Specialty Retail stores and Direct Marketing segments do not reflect either the impact of adjustments to revalue our assets and liabilities to estimated fair value at the Acquisition date or impairment charges related to declines in fair value subsequent to the Acquisition date.

Operating earnings for our Specialty Retail stores segment were $62.6 million, or 9.4% of Specialty Retail stores revenues, for the third quarter of fiscal year 2009 compared to operating earnings of $151.3 million, or 16.9% of Specialty Retail stores revenues, for the prior year fiscal quarter.  The decrease in operating margin as a percentage of revenues was primarily due to:

•                  higher net markdowns and promotional costs incurred in response to weak customer demand; and

•                  the deleveraging of a significant portion of our expenses on the lower level of revenues; partially offset by

•                  a lower level of spending for advertising and promotion costs.

Operating earnings for Direct Marketing were $20.4 million, or 14.1% of Direct Marketing revenues, in the third quarter of fiscal year 2009 compared to $28.0 million, or 16.6% of Direct Marketing revenues, for the prior year fiscal quarter.  The decrease in operating margin as a percentage of revenues for Direct Marketing was primarily the result of 1) a decrease in margins primarily due to higher net markdowns and 2) the deleveraging of a significant portion of our expenses.

Interest expense, net.  Net interest expense was $58.2 million, or 7.2% of revenues, in the third quarter of fiscal year 2009 and $57.3 million, or 5.4% of revenues, for the prior year fiscal quarter.  The net increase in interest expense is primarily due to 1) incremental PIK Interest on the Senior Notes, 2) lower interest income and 3) lower capitalized interest as a result of lower capital expenditures, partially offset by 4) a decrease in interest rates on our variable-rate indebtedness.  The significant components of interest expense are as follows:

	Thirteen weeks ended
(in thousands)	May 2, 2009	April 26, 2008

Senior Secured Term Loan Facility	$21,903	$24,289
2028 Debentures	2,227	2,185
Senior Notes	17,332	15,786
Senior Subordinated Notes	12,969	12,998
Amortization of debt issue costs	3,554	3,554
Other	867	763
Total interest expense	58,852	59,575
Less:
Interest income	385	1,304
Capitalized interest	217	968
Interest expense, net	$58,250	$57,303

Income tax (benefit) expense.  Our effective income tax rate for the third quarter of fiscal year 2009 was 60.5% compared to 39.3% for the third quarter of fiscal year 2008.  Our effective income tax rate for the third quarter of fiscal year 2009 was favorably impacted by a tax benefit of $1.3 million primarily as a result of the completion of the IRS examination of fiscal years 2005 and 2006.

Thirty-Nine Weeks Ended May 2, 2009 Compared to Thirty-Nine Weeks Ended April 26, 2008

Revenues.  Our revenues for year-to-date fiscal 2009 of $2,875.2 million decreased $693.1 million, or 19.4%, from $3,568.3 million in year-to-date fiscal 2008.  The decrease in revenues was due to decreases in comparable revenues for both our Specialty Retail stores and Direct Marketing operations as a result of the current challenging economic environment and lower customer demand.  Customer demand, especially during the holiday selling season, was well below our initial expectations and the prior year and this trend continued in the third quarter of fiscal year 2009.

Comparable revenues for year-to-date fiscal 2009 were $2,823.6 million compared to $3,567.1 million in the prior year fiscal period, representing a decrease of 20.8%.  Comparable revenues decreased in year-to-date fiscal 2009 by 22.7% for Specialty Retail stores and 11.2% for Direct Marketing.  New stores generated sales of $51.6 million for year-to-date fiscal 2009.  Comparable revenues by quarter for fiscal year 2009 are as follows:

First fiscal quarter	(14.5)%
Second fiscal quarter	(22.8)%
Third fiscal quarter	(25.1)%

Internet revenues generated by Direct Marketing were $406.7 million for year-to-date fiscal 2009, a decrease of 6.3% compared to the prior year fiscal period. In addition, catalog revenues decreased 26.1% compared to the prior year fiscal period.  Decreases in revenues from the home décor category, primarily offered by our Horchow brand, were incurred in both our internet and catalog operations during year-to-date fiscal 2009.

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for year-to-date fiscal 2009 were 68.0% of revenues compared to 62.1% of revenues for year-to-date fiscal 2008.

The increase in COGS as a percentage of revenues in year-to-date fiscal 2009 was primarily due to decreased product margins generated by both our Specialty Retail stores and Direct Marketing operations of approximately 4.6% of revenues.  The decrease in COGS as a percentage of revenues reflects the lower level of customer demand we experienced.  As a result, we generated a lower level of full-price sales in year-to-date fiscal 2009, primarily in the first and second quarters, and incurred significantly higher net markdowns and sales promotions costs to liquidate inventories held in excess of sales trends.  Additionally, buying and occupancy costs increased by 1.3% of revenues primarily due to the deleveraging of payroll and rent expenses on the lower level of revenues generated.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses decreased by $116.4 million in year-to-date fiscal 2009 compared to the prior year fiscal period.  The decrease in SG&A expenses reflects 1) savings in variable costs, primarily commissions, on lower revenues and 2) savings realized as a result of our on-going initiatives to control our expenses (approximately $60 million).

Despite a decrease in SG&A expenses, SG&A expenses as a percentage of revenues increased to 23.9% of revenues in year-to-date fiscal 2009 compared to 22.5% of revenues in the prior year fiscal period.  The net increase in SG&A expenses as a percentage of revenues in year-to-date fiscal 2009 of approximately 1.4% of revenues was primarily due to:

•                  the deleveraging of a significant portion of our SG&A expenses, primarily payroll and related benefits net of lower incentive compensation requirements, by approximately 1.2% of revenues on the lower level of revenues; and

•                  expenses, primarily consulting fees and severance, aggregating $16.7 million, or 0.6% of revenues, incurred in connection with our on-going initiatives to control expenses and to reduce our cost structure, which initiatives include headcount and salary reductions and the centralization and redesign of various store and corporate job functions; offset by

•                  a lower level of advertising and promotions costs incurred in year-to-date fiscal 2009 of approximately 0.2% of revenues, primarily due to a lower level of spending by our Specialty Retail stores.  During the first quarter of the prior year, we incurred incremental advertising and promotions costs in connection with the celebration of the 100th anniversary of Neiman Marcus in October 2007.

Income from credit card program, net.  We earned HSBC Program Income of $33.7 million, or 1.2% of revenues, in year-to-date fiscal 2009 compared to $52.3 million, or 1.5% of revenues, in year-to-date fiscal 2008.  In light of current economic conditions that have led to higher delinquencies and losses on consumer indebtednesses, losses are currently allocable to NMG.  As a result, we recorded a charge of approximately $6.7 million, or 0.2% of revenues, in year-to-date fiscal year 2009 for our estimated portion of allocable credit card losses.  In addition, we offered certain financing promotions in the second quarter of fiscal year 2009 to stimulate customer demand, which reduced our HSBC Program Income by $1.6 million, or 0.1% of revenues.

Depreciation expense.  Depreciation expense was $114.4 million, or 4.0% of revenues, in year-to-date fiscal 2009 compared to $105.7 million, or 3.0% of revenues, in year-to-date fiscal 2008.  The increase in depreciation expense as a percentage of revenues results primarily from the deleveraging of these costs on lower revenues.

Amortization expense.  Amortization of intangible assets (primarily customer lists and favorable lease commitments) aggregated $54.4 million, or 1.9% of revenues, in year-to-date fiscal 2009 compared to $53.9 million, or 1.5% of revenues, in year-to-date fiscal 2008.  The increase in amortization expense as a percentage of revenues results primarily from the deleveraging of these costs on lower revenues.

Impairment charges.  In the second quarter of fiscal year 2009, we recorded impairment charges, related primarily to our tradenames and goodwill, aggregating $560.1 million in connection with the review of our long-lived assets for recoverability, as more fully explained in Note 3 in our notes to condensed consolidated financial statements.

Other income.  In the first quarter of fiscal year 2008, we recorded a one-time pension curtailment gain of $32.5 million, or 0.9% of revenues, as a result of our decision to freeze certain Pension and SERP benefits as of December 31, 2007, as more fully explained in Note 6 in our notes to condensed consolidated financial statements.

Segment operating earnings.  Segment operating earnings for our Specialty Retail stores and Direct Marketing segments do not reflect either the impact of adjustments to revalue our assets and liabilities to estimated fair value at the Acquisition date or impairment charges related to declines in fair value subsequent to the Acquisition date.

Operating earnings for our Specialty Retail stores segment were $143.2 million, or 6.1% of Specialty Retail stores revenues, for year-to-date fiscal 2009 compared to $444.8 million, or 14.9% of Specialty Retail stores revenues, for the prior year fiscal period.  The decrease in operating margin as a percentage of revenues was primarily due to:

•                  lower level of full-price sales and higher net markdowns and promotional costs incurred in response to weak customer demand; and

•                  the deleveraging of a significant portion of our expenses on the lower level of revenues; partially offset by

•                  a lower level of spending for advertising and promotion costs.

Operating earnings for Direct Marketing were $54.4 million, or 10.6% of Direct Marketing revenues, in year-to-date fiscal 2009 compared to $93.2 million, or 16.2% of Direct Marketing revenues, for the prior year fiscal period.  The decrease in operating margin as a percentage of revenues for Direct Marketing was primarily the result of 1) a decrease in margins primarily due to higher net markdowns and 2) the deleveraging of a significant portion of our expenses.

Interest expense, net.  Net interest expense was $174.7 million, or 6.1% of revenues, in year-to-date fiscal 2009 and $178.9 million, or 5.0% of revenues, for the prior year fiscal period.  The net decrease in interest expense is primarily due to 1) the decrease in interest rates on our variable-rate indebtedness, partially offset by 2) incremental PIK interest on the Senior Notes, 3) lower interest income and 4) lower capitalized interest as a result of lower capital expenditures.  The significant components of interest expense are as follows:

	Thirty-Nine weeks ended
(in thousands)	May 2, 2009	April 26, 2008

Senior Secured Term Loan Facility	$69,774	$80,071
2028 Debentures	6,680	6,550
Senior Notes	48,793	46,691
Senior Subordinated Notes	39,060	38,446
Amortization of debt issue costs	10,663	10,663
Other	2,558	2,439
Total interest expense	177,528	184,860
Less:
Interest income	2,156	3,592
Capitalized interest	696	2,345
Interest expense, net	$174,676	$178,923

Income tax (benefit) expense.  Our effective income tax rate for year-to-date fiscal 2009 was 21.4% compared to 39.2% for year-to-date fiscal 2008.  No income tax benefit exists related to the $291.1 million of goodwill impairment charges recorded in the second quarter of fiscal year 2009.  Excluding the impact of the goodwill impairment charges, our effective income tax rate was 39.5% for year-to-date fiscal 2009.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  During the third quarter of fiscal year 2009, we closed the IRS examination of fiscal years 2005 and 2006 and received net refunds of approximately $2.8 million.  In addition, as a result of the completion of the audit and IRS determination regarding certain deductions taken in connection with the Acquisition, the Company recorded a decrease in the gross amount of unrecognized tax benefits of $13.7 million and a decrease in accrued interest and penalties of $2.2 million. This reduction in FIN 48 liability resulted in a decrease to goodwill of $17.3 million, a decrease to deferred tax liabilities of $2.7 million and a tax benefit of $1.3 million during the quarter.

The IRS is now examining our federal tax returns for fiscal year 2007.  We believe our recorded tax liabilities as of May 2, 2009 are sufficient to cover any potential assessments to be made by the IRS upon the completion of their examinations. We will continue to monitor the progress of the IRS examinations and review our recorded tax liabilities for potential audit assessments.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2004.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next 12 months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our consolidated financial statements.

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

•                  exclude tax payments that represent a reduction in available cash; and

•                  do not reflect any cash requirements for assets being depreciated and amortized that may have to be replaced in the future.

The following table reconciles net (loss) earnings as reflected in our consolidated statements of operations prepared in accordance with GAAP to EBITDA and Adjusted EBITDA:

	Thirteen weeks ended		Thirty-Nine weeks ended
(dollars in millions)	May 2, 2009	April 26, 2008	May 2, 2009		April 26, 2008

Net (loss) earnings	$(3.1)	$55.4	$(499.5)		$178.5
Income tax (benefit) expense	(4.8)	35.9	(136.0)		115.2
Interest expense, net	58.2	57.3	174.7		178.9
Depreciation expense	36.7	35.5	114.4		105.7
Amortization of intangible assets and favorable lease commitments	18.3	17.9	54.4		53.9
EBITDA	105.3	202.0	(292.0	)(1)	632.2 (2)
EBITDA rate	13.0%	19.0%	(10.2)%		17.7%
Non-cash impairment of long-lived assets (1)	—	—	560.1		—
Non-cash gain on curtailment of defined benefit retirement obligations (2)	—	—	—		(32.5)
Adjusted EBITDA	$105.3	$202.0	$268.1		$599.7
Adjusted EBITDA rate	13.0%	19.0%	9.3%		16.8%

(1)          For year-to-date fiscal 2009, operating loss and EBITDA include pretax impairment charges of 1) $291.1 million for the writedown to fair value of goodwill, 2) $242.2 million for the writedown to fair value of the net carrying value of tradenames and 3) $26.8 million for the writedown to fair value of the net carrying value of certain long-lived assets.

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

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of inventories.  We have typically financed the increases in working capital needs during the first and second fiscal quarters with available cash balances, cash flows from operations and, if necessary, with cash provided from borrowings under our credit facilities.  We have made no borrowings under our Asset-Based Revolving Credit Facility during fiscal year 2008 or fiscal year 2009.

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

At May 2, 2009, cash and cash equivalents were $229.4 million compared to $206.1 million at April 26, 2008. Net cash provided by operating activities was $72.9 million for year-to-date fiscal 2009 compared to $201.5 million in year-to-date fiscal 2008. Cash flows provided by operating activities were $128.6 million lower in year-to-date fiscal 2009 than in the prior year fiscal period primarily due to the lower levels of revenues and earnings generated in the current year.

Net cash used for investing activities, representing capital expenditures, was $81.3 million in year-to-date fiscal 2009 and $133.1 million in year-to-date fiscal 2008.  We incurred significant capital expenditures in year-to-date fiscal 2009 related to the construction of new stores in Topanga (the greater Los Angeles area) and Bellevue (suburban Seattle). We incurred capital expenditures in year-to-date fiscal 2008 related to the construction of new stores in Natick and Topanga and the remodel of our Atlanta and Westchester stores. We opened our Natick store in September 2007, our Topanga store in September 2008 and anticipate our Bellevue store will open in Fall 2009. In light of current economic conditions and delays in certain real estate projects, we currently project gross capital expenditures for fiscal year 2009 to be approximately $105 to $115 million compared to capital expenditures of $183 million in fiscal year 2008.  Net of developer contributions, capital expenditures for fiscal year 2009 are projected to be approximately $90 to $100 million.

Net cash used for financing activities was $1.4 million in year-to-date fiscal 2009 as compared to $3.4 million in year-to-date fiscal 2008.

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

Financing Structure at May 2, 2009

Our major sources of funds are comprised of vendor financing, a $600.0 million Asset-Based Revolving Credit Facility, $1,625.0 million Senior Secured Term Loan Facility, $717.1 million Senior Notes, $500.0 million Senior Subordinated Notes, $125.0 million 2028 Debentures and operating leases.

Senior Secured Asset-Based Revolving Credit Facility.  NMG’s senior secured Asset-Based Revolving Credit Facility provides financing of up to $600.0 million, subject to a borrowing base equal to at any time the lesser of 80% of eligible inventory (valued at the lower of cost or market value) and 85% of net orderly liquidation value of the eligible inventory, less certain reserves.

At May 2, 2009, we have made no borrowings outstanding under our Asset-Based Revolving Credit Facility and have over $500 million of unused borrowing availability, after giving effect to $30.0 million used for letters of credit.

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

Although the Asset-Based Revolving Credit Facility does not require NMG to comply with any financial ratio maintenance covenants, if less than $60.0 million were available to be borrowed under the Asset-Based Revolving Credit Facility at any time, NMG would not be permitted to borrow additional amounts and obtain letters of credit (including amendments, renewals and extensions of letters of credit) unless its pro forma ratio of consolidated EBITDA to consolidated Fixed Charges (as such terms are defined in the credit agreement) was at least 1.1 to 1.0.  At May 2, 2009, our fixed charge coverage ratio for the four-quarter period then ended was less than 1.1 to 1.0.  We currently do not expect the need to borrow against our Asset-Based Revolving Credit Facility through the remainder of calendar year 2009.  However, should future borrowings be necessary due to unforeseen events and, at the time of such borrowings, our fixed charge coverage ratio be less than 1.1 to 1.0, we would be limited to $510 million of borrowing capacity due to the limitations of the Fixed Charge Coverage Ratio requirements of our Asset-Based Revolving Credit Facility.

We are currently in negotiations with various banks to obtain a replacement facility for our current Asset-Based Revolving Credit Facility prior to its expiration in October 2010.  While we expect to obtain a replacement facility in the fourth quarter of fiscal year 2009, there can be no assurances that such financing will be obtained or, if obtained, on what terms.

See Note 4 of our Notes to Condensed Consolidated Financial Statements in Item 1 for a further description of the terms of the Asset-Based Revolving Credit Facility.

Senior Secured Term Loan Facility.  In October 2005, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility.  NMG voluntarily repaid $100.0 million principal amount of its loans under the Senior Secured Term Loan Facility in fiscal year 2006 and $250 million in fiscal year 2007.  At May 2, 2009, the outstanding balance under the Senior Secured Term Loan Facility was $1,625.0 million.

At May 2, 2009, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 2.97% at May 2, 2009.  The applicable margin is subject to adjustment based on contractually defined debt coverage ratios.  At May 2, 2009, the applicable margin with respect to base rate borrowings was 1.00% and the applicable margin with respect to LIBOR borrowings was 2.00%.

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

Senior Notes.  NMG has $717.1 million aggregate principal amount of 9.0% / 9.75% Senior Notes under a senior indenture (Senior Indenture).  NMG’s Senior Notes mature on October 15, 2015.  We negotiated for the right to include the PIK feature in our Senior Notes because of our belief that this feature could be a useful tool to enhance liquidity under appropriate circumstances. In the second quarter of fiscal year 2009, given the dislocation in the financial markets and the uncertainty as to when reasonable conditions will return, we believed that it was appropriate to utilize this feature, even though we had unused borrowing capacity under our $600 million revolving credit facility. Accordingly, we elected to pay PIK Interest for the two quarterly interest periods ending on July 14, 2009 and to make such interest payments with the issuance of additional Senior Notes at the PIK Interest rate of 9.75% instead of paying interest in cash.  As a result, the original principal amount of Senior Notes of $700.0 million increased by $17.1 million on April 14, 2009 and will increase by $17.5 million on July 14, 2009.

Prior to the beginning of each eligible interest period in the future, we will evaluate whether to continue utilizing this PIK feature, taking into account market conditions and other relevant factors at that time. After October 15, 2010, we are required to make all interest payments on the Senior Notes entirely in cash.

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

Interest Rate Swaps.  In connection with the Acquisition, we obtained $2,575.0 million of floating rate debt agreements, of which $2,125.0 million was outstanding at the Acquisition date and $1,625.0 million is outstanding at May 2, 2009.  Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  These swap agreements hedge a portion of our contractual floating rate interest commitments through the expiration of the agreements in December 2010.  As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.818% to 6.983% per quarter through 2010 and result in an average fixed rate of 6.888%.

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

Recent Accounting Pronouncements.  As more fully explained in Note 5, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157) in the first quarter of fiscal year 2009.  SFAS 157 provides guidance for using fair value to measure certain assets and liabilities and applies whenever another standard requires or permits assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value to any new circumstances.

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

As more fully explained in Note 5, we adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161) in the third quarter of fiscal year 2009.  SFAS 161 enhances current disclosures related to derivative instruments and hedging activities to provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows.

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

In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items such as intangible assets and goodwill, that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 is effective for fiscal years beginning after November 15, 2008, or our fiscal year ending July 31, 2010.  We have not yet evaluated the impact of adopting FSP 157-2 on our consolidated financial statements.

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

As of May 2, 2009, NMG had no borrowings outstanding under its Asset-Based Revolving Credit Facility.  Future borrowings under NMG’s Asset-Based Revolving Facility, to the extent of outstanding borrowings, would be affected by interest rate changes.

At May 2, 2009, NMG had $1,625.0 million of debt under its Senior Secured Term Loan Facility issued in connection with the Acquisition that bears interest at floating rates.

In connection with the Acquisition, we obtained $2,575.0 million of floating rate debt agreements, of which $2,125.0 million was outstanding at the Acquisition date and $1,625.0 million is outstanding at May 2, 2009.  Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  These swap agreements hedge a portion of our contractual floating rate interest commitments through the expiration of the agreements in December 2010.  As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.818% to 6.983% per quarter through 2010 and result in an average fixed rate of 6.888%.  A 1% increase in the rates relating to the portion of our floating rate date that is not hedged would increase annual interest expense by approximately $6.3 million.

The effects of changes in the U.S. equity and bond markets serve to increase or decrease the value of pension plan assets, resulting in increased or decreased cash funding by the Company. The Company seeks to manage exposure to adverse equity and bond returns by maintaining diversified investment portfolios and utilizing professional investment managers.

ITEM 4.  CONTROLS AND PROCEDURES

a.  Disclosure Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of May 2, 2009, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b.  Changes in Internal Control over Financial Reporting.

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. No change occurred in our internal controls over financial reporting during the quarter ended May 2, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We continue to experience a challenging economic and retail environment and expect these conditions will continue for an extended period of time.  Consistent with the significant declines in overall macroeconomic factors, capital markets and consumer confidence that have existed during fiscal year 2009, customer demand has been well below our initial expectations and the prior year.  The current softness in customer demand exists across all geographic areas, all distribution channels and all merchandise categories, particularly the apparel and home décor categories.  We expect retail demand and revenues will remain weak for an extended period of time.  We will continue to reduce our inventory levels and purchases to align them with anticipated lower customer demand.  In addition, with softer revenue levels anticipated for fiscal year 2009, our SG&A expenses as a percentage of revenues will continue to be under pressure.  With respect to liquidity, our Adjusted EBITDA exceeded our interest expense, net for both the quarter-to-date and year-to-date fiscal 2009 periods.  However, we anticipate that Adjusted EBITDA may decline in the remainder of fiscal year 2009.  In addition to the impact of the economic downturn on our customers, some of our vendors and developers may experience a reduction in their availability of funds and cash flows, which could negatively impact their business as well as ours.  The prolonged continuation of current market conditions could have a material adverse effect on our business.

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

We are highly leveraged.  As of May 2, 2009, the principal amount of NMG’s total indebtedness was approximately $2,967.6 million and the unused borrowing availability under the $600 million Asset-Based Revolving Credit Facility was in excess of $500.0 million, after giving effect to $30.0 million of letters of credit outstanding thereunder.  NMG’s substantial indebtedness, combined with its lease and other financial obligations and contractual commitments, could have other important consequences. For example, it could:

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

In addition, NMG’s interest expense could increase if interest rates increase because the entire amount of the indebtedness under the senior secured credit facilities bears interest at floating rates.  As of May 2, 2009, NMG had approximately $1,625.0 million principal amount of floating rate debt, consisting of outstanding borrowings under the Senior Secured Term Loan Facility.  NMG also had at that date in excess of $500.0 million of unused floating rate debt borrowing capacity available under the Asset-Based Revolving Credit Facility, based on a borrowing base of over $600.0 million, after giving effect to $30.0 million used for letters of credit.  Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.

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

Contractual limitations on NMG’s ability to execute any necessary alternative financing plans could exacerbate the effects of any failure to generate sufficient cash flow to satisfy its debt service obligations.  The Asset-Based Revolving Credit Facility permits NMG to borrow up to $600.0 million; however, NMG’s ability to borrow and obtain letters of credit (including amendments, renewals and extensions of letters of credit) thereunder is limited by a borrowing base, which at any time will equal the lesser of 80% of eligible inventory valued at the lower of cost or market value and 85% of the net orderly liquidation value of the eligible inventory, less certain reserves.  In addition, our ability to borrow and obtain letters of credit under this facility is limited by a minimum liquidity condition, providing that, if less than $60.0 million is available at any time, NMG is not permitted to borrow any additional amounts and obtain letters of credit under the Asset-Based Revolving Credit Facility unless NMG’s pro forma ratio of consolidated EBITDA to consolidated Fixed Charges (as such terms are defined in the credit agreement for the Asset-Based Revolving Credit Facility) is at least 1.1 to 1.0.  At May 2, 2009, our fixed charge coverage ratio for the four-quarter period then ended was less than 1.1 to 1.0.  We currently do not expect the need to borrow against our Asset-Based Revolving Credit Facility through the remainder of calendar year 2009.  However, should future borrowings be necessary due to unforeseen events and, at the time of such borrowings, our fixed charge coverage ratio be less than 1.1 to 1.0, we would be limited to $510 million of borrowing capacity due to the limitations of the Fixed Charge Coverage Ratio requirements of our Asset-Based Revolving Credit Facility.  Our ability to meet this minimum liquidity condition in the future may be affected by events beyond our control.

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

Based upon our expansion strategy, we expect that planned new stores will add over 310,000 square feet of new store space over approximately the next four fiscal years, representing an increase of approximately 5% above the current aggregate square footage of our full-line Neiman Marcus and Bergdorf Goodman stores.  New store openings involve certain risks, including constructing, furnishing and supplying a store in a timely and cost effective manner, accurately assessing the demographic or retail environment at a given location, hiring and training quality staff, obtaining necessary permits and zoning approvals, obtaining commitments from a core group of vendors to supply the new store, integrating the new store into our distribution network and building customer awareness and loyalty. In undertaking store remodels, we must complete the remodel in a timely, cost effective manner, minimize disruptions to our existing operations, and succeed in creating an improved shopping environment. If we fail to execute on these or other aspects of our store expansion and remodeling strategy, we could suffer harm to our sales, an increase in costs and expenses and an adverse effect on our business.

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

We entered into a five-year program agreement with HSBC in June 2005 which provides for a long-term marketing and servicing alliance under which HSBC offers proprietary credit card accounts to our customers under both the “Neiman Marcus” and “Bergdorf Goodman” brand names.  Under the terms of this alliance, HSBC offers credit cards and non-card payment plans and bears substantially all credit risk with respect to sales transacted on the cards bearing our brands. HSBC has discretion over certain policies and arrangements with our credit card customers and may change these policies and arrangements in ways that affect our relationship with these customers.

We receive ongoing payments from HSBC related to credit card sales and compensation for marketing and servicing activities. During fiscal year 2006, we outsourced various administrative elements of the proprietary credit card program to HSBC, including the processing of data, although we continue to handle key customer service functions, including customer inquiries and collections.

We have entered into various amendments to the Program Agreement with HSBC since its inception. These amendments, among other things, provide for 1) the allocation between HSBC and NMG of additional income, if any, to be generated from the credit card program as a result of certain changes made to the terms of credit extended to our customers and 2) the allocation of certain credit card losses between HSBC and NMG.

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

10.3*

Second Amendment to Employment Agreement by and between The Neiman Marcus Group, Inc., a Delaware corporation, Neiman Marcus, Inc., a Delaware corporation, and Burton M. Tansky effective January 1, 2009 incorporated herein by reference to Neiman Marcus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.4*

Rollover Agreement dated as of October 4, 2005 by and among The Neiman Marcus Group, Inc., Newton Acquisition, Inc., and Burton M. Tansky, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated October 12, 2005.

10.5*

Amendment to Letter Agreement effective as of January 1, 2009 by and between Neiman Marcus, Inc., a Delaware corporation, and Burton M. Tansky incorporated herein by reference to Neiman Marcus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

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

10.18

Amendment to the Newton Acquisition, Inc. Management Equity Incentive Plan effective as of January 1, 2009 incorporated herein by reference to Neiman Marcus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.19*

Stock Option Grant Agreement made as of November 29, 2005 between Newton Acquisition, Inc. and Burton M. Tansky, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated December 5, 2005.

10.20*

Amendment to the Stock Option Grant Agreement effective as of January 1, 2009 by and between Neiman Marcus, Inc., a Delaware corporation, and Burton M. Tansky incorporated herein by reference to Neiman Marcus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.21*

Form of Stock Option Grant Agreement made as of November 29, 2005 between Newton Acquisition, Inc. and certain eligible key employees, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated December 5, 2005.

10.22*

Amendment to the Form of Stock Option Grant Agreement effective as of January 1, 2009 by and between Neiman Marcus, Inc., a Delaware corporation, and certain eligible key employees incorporated herein by reference to Neiman Marcus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

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

10.25*

Amendment to Employment Agreement effective as of January 1, 2009 by and between The Neiman Marcus Group, Inc., a Delaware corporation, and Karen Katz incorporated herein by reference to Neiman Marcus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

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

10.32*

Amendment to the Confidentiality, Non-Competition and Termination Benefits Agreement effective as of January 1, 2009 by and between Bergdorf Goodman, Inc., a New York corporation and wholly owned subsidiary of The Neiman Marcus Group, Inc. and James J. Gold incorporated herein by reference to Neiman Marcus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.33*

Form of Amendment to the Confidentiality, Non-Competition and Termination Benefits Agreement effective as of January 1, 2009 by and between The Neiman Marcus Group, Inc., a Delaware corporation, and certain eligible key employees incorporated herein by reference to Neiman Marcus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

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

10.37

Amendment to the Management Stockholders’ Agreement effective as of January 1, 2009 by and between Neiman Marcus, Inc., a Delaware corporation, Newton Holding, LLC, TPG Newton III, LLC, TPG Partners IV, L.P., TPG Newton Co-Invest I, LLC, Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII C.V. I, Warburg Pincus Germany Private Equity VIII K.G., Warburg Pincus Private Equity IX, L.P., and the other parties signatory thereto incorporated herein by reference to Neiman Marcus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.38*

The Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan amended and restated effective January 1, 2008, incorporated herein by reference to the Neiman Marcus, Inc. Quarterly Report on Form 10-Q for the quarter ended April 26, 2008.

10.39*

Amendment No. 1 effective as of January 1, 2009 to The Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan incorporated herein by reference to Neiman Marcus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

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

10.42

The Neiman Marcus Group, Inc. Supplemental Executive Retirement Plan as amended and restated effective January 1, 2009 incorporated herein by reference to Neiman Marcus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.43

The Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2008, incorporated herein by reference to the Neiman Marcus, Inc. Annual Report on Form 10-K for the fiscal year ended August 2, 2008.

10.44

Amendment No. 1 effective January 1, 2009 to the Amended and Restated Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan incorporated herein by reference to Neiman Marcus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

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

NEIMAN MARCUS, INC.
(Registrant)

Signature	Title	Date

/s/ T. Dale Stapleton	Vice President and Controller and Duly Authorized Officer (principal accounting officer)	June 10, 2009
T. Dale Stapleton