Form 10-K
period 2009-08-01
Neiman Marcus, Inc.
filed 2009-10-20
CIK 1358651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 1, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

As of October 1, 2009, the registrant had outstanding 1,013,082 shares of its common stock, par value $0.01 per share.

NEIMAN MARCUS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED AUGUST 1, 2009

PART I

ITEM 1. BUSINESS

Business Overview

We are one of the nation’s leading luxury retailers, offering distinctive merchandise and excellent customer service that cater to the needs of the affluent consumer. Since our founding in the early 1900s, we have established ourselves as a leading fashion authority among luxury consumers and have become a premier U.S. retail channel for many of the world’s most exclusive designers. Currently, we operate 41 Neiman Marcus full-line stores at prime retail locations in major U.S. markets and two Bergdorf Goodman stores on Fifth Avenue in New York City. We also operate catalogs and e-commerce websites under the brands Neiman Marcus®, Bergdorf Goodman® and Horchow®. During fiscal years 2009, 2008 and 2007, we generated revenues of $3,643.3 million, $4,600.5 million and $4,390.1 million, respectively, and operating (loss) earnings of $(652.9) million, $466.4 million and $476.8 million, respectively.

We operate an integrated, multi-channel retailing model as described below:

Specialty Retail.  Our specialty retail store operations (Specialty Retail) consist primarily of our 41 Neiman Marcus stores and two Bergdorf Goodman stores. Specialty Retail accounted for 82.1% of our total revenues in fiscal year 2009, 83.8% in fiscal year 2008 and 83.7% in fiscal year 2007.

•                  Neiman Marcus Stores.  Neiman Marcus stores offer distinctive luxury merchandise, including women’s couture and designer apparel, contemporary sportswear, handbags, fashion accessories, shoes, cosmetics, men’s clothing and furnishings, precious and designer jewelry, decorative home accessories, fine china, crystal and silver, children’s apparel and gift items. We locate our Neiman Marcus stores at carefully selected venues in major metropolitan markets across the United States and design our stores to provide a feeling of residential luxury by blending art and architectural details from the communities in which they are located. We also operate 28 clearance centers offering end-of-season clearance goods from our Neiman Marcus stores, Bergdorf Goodman stores and direct-to-consumer operations as well as clearance goods purchased directly for resale by our clearance centers.  Our full-line Neiman Marcus stores and clearance centers accounted for 69.7% of our total revenues in fiscal year 2009, 71.2% in fiscal year 2008 and 71.6% in fiscal year 2007 and 84.9% of Specialty Retail revenues in fiscal year 2009, 85.0% in fiscal year 2008 and 85.6% in fiscal year 2007.

•                  Bergdorf Goodman Stores. Bergdorf Goodman is a premier luxury retailer in New York City well known for its couture merchandise, opulent shopping environment and landmark Fifth Avenue locations. Bergdorf Goodman features high-end apparel, fashion accessories, shoes, decorative home accessories, precious and designer jewelry, cosmetics and gift items. Our Bergdorf Goodman stores accounted for 12.4% of our total revenues in fiscal year 2009, 12.6% in fiscal year 2008 and 12.1% in fiscal year 2007 and 15.1% of Specialty Retail revenues in fiscal year 2009, 15.0% in fiscal year 2008 and 14.4% in fiscal year 2007.

We currently operate 6 stores under the CUSP name. CUSP is a smaller store format (6,000 to 11,000 square feet) that targets a younger, fashion savvy customer with a contemporary point of view. To date, the operations of the CUSP stores are insignificant to the revenues and operating earnings of our Specialty Retail stores.

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

Direct Marketing generated 17.9% of our total revenues in fiscal year 2009, 16.2% in fiscal year 2008 and 16.3% in fiscal year 2007.  Over one million customers made a purchase through one of our websites or catalogs in fiscal year 2009. In recent years, internet revenues have increased as a percentage of Direct Marketing revenues.  As a percentage of total revenues of Direct Marketing, internet revenues were 79.5% in fiscal year 2009, 75.5% in fiscal year 2008 and 69.7% in fiscal year 2007. Our catalog business circulated approximately 68 million catalogs in fiscal year 2009, a decrease of approximately 25% from the prior year.  With the growth of internet revenues, we have reduced catalog circulation in recent years and would expect flat to declining catalog circulation in the foreseeable future. We regularly send e-mails to approximately 3.7 million e-mail addresses, alerting our customers to our newest merchandise and the latest fashion trends.

For more information about our reportable segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 of the Notes to Consolidated Financial Statements in Item 15.

Our fiscal year ends on the Saturday closest to July 31. Like many other retailers, we follow a 4-5-4 reporting calendar which resulted in an extra week in fiscal year 2008 (the 53rd week). All references to fiscal year 2009 relate to the fifty two weeks ended August 1, 2009; all references to fiscal year 2008 relate to the fifty three weeks ended August 2, 2008 and all references to fiscal year 2007 relate to the fifty two weeks ended July 28, 2007.  References to fiscal years 2010 and years thereafter relate to our fiscal years for such periods.

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

The Acquisition

On April 22, 2005, Neiman Marcus, Inc. (the Company), formerly Newton Acquisition, Inc., and its wholly-owned subsidiary, Newton Acquisition Merger Sub, Inc. (Merger Sub), were formed and incorporated in the state of Delaware. On April 29, 2005, the Company received subscriptions for 900 shares of its common stock from Newton Holding, LLC (Holding) in exchange for a capital contribution of $900 and Merger Sub issued 900 shares of its common stock to the Company in exchange for a capital contribution of $900. Holding, the Company and Merger Sub were formed by investment funds affiliated with TPG Capital (formerly Texas Pacific Group) and Warburg Pincus LLC (collectively, the Sponsors) for the purpose of acquiring The Neiman Marcus Group, Inc. (NMG).

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

Discontinued Operation

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

Our consolidated financial statements, accompanying notes and other information provided in this Annual Report on Form 10-K reflect Kate Spade LLC as a discontinued operation for all periods presented.

Recent Developments

On September 3, 2009, we announced preliminary total revenues and comparable revenues of approximately $241.0 million and $237.0 million, respectively, for the four-week period ended August 29, 2009. In the four-week August period of fiscal year 2010, total revenues decreased 15.3% and comparable revenues decreased 16.6% compared to the four-week August period of fiscal year 2009. Comparable revenues decreased 19.6% in our Specialty Retail stores and increased 0.1% in our Direct Marketing operation for the four-week August period of fiscal year 2010.

On October 8, 2009, we announced preliminary total revenues and comparable revenues of approximately $353.5 million and $344.2 million, respectively, for the five-week period ended October 3, 2009 and $594.5 million and $581.2 million, respectively, for the nine-week period ended October 3, 2009. In the five-week September period of fiscal year 2010, total revenues decreased 14.8% and comparable revenues decreased 16.9% compared to the five-week September period of fiscal year 2009. Comparable revenues decreased 17.6% in our Specialty Retail stores and 13.6% in our Direct Marketing operation for the five-week September period of fiscal year 2010.  In the nine-week September period of fiscal year 2010, total revenues decreased 15.0% and comparable revenues decreased 16.8% compared to the nine-week September period of fiscal year 2009. Comparable revenues decreased 18.4% in our Specialty Retail stores and 8.3% in our Direct Marketing operation for the nine-week September period of fiscal year 2010.

All the financial data set forth above for the five and nine-week periods ending October 3, 2009 are preliminary and unaudited and subject to revision based upon our review and a review by our independent registered public accounting firm of our financial condition and results of operations for the quarter ending October 31, 2009. Once we and our independent registered public accounting firm have completed our respective reviews of our financial information for the quarter ending October 31, 2009, we may report financial results that are different from those set forth above.

Industry Overview

We operate in the luxury apparel and accessories segment of the U.S. retail industry and market and sell merchandise from luxury-branded fashion vendors, including, but not limited to, Chanel, Prada, Giorgio Armani, David Yurman, St. John, Gucci, Ermenegildo Zegna, Manolo Blahnik and Brioni. Luxury-branded fashion vendors typically manage the distribution and marketing of their merchandise to maximize the perception of brand exclusivity and to facilitate the sale of their goods at premium prices, including limitations on the number of retail locations through which they distribute their merchandise. These retail locations typically consist of a limited number of specialty stores, high-end department stores and, in some instances, vendor-owned proprietary boutiques. Retailers that compete with us for the distribution of luxury fashion brands include Saks Fifth Avenue, Nordstrom, Barney’s New York and other national, regional and local retailers.

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

•                  loyalty programs designed to cultivate long-term relationships with our customers; and

•                  facilitating the extension of credit to our customers through a proprietary credit card program.

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

Through our print media programs, we mail various publications to our customers communicating upcoming in-store events, new merchandise offerings and fashion trends. In connection with these programs, Neiman Marcus produces The Book® approximately eight to nine times each year. The Book is a high-quality publication featuring the latest fashion trends that is mailed on a targeted basis to our customers and has a yearly printing in excess of 3.7 million. Our other print publications include The Book for Men, the Bergdorf Goodman Magazine and specific designer mailers.

We also believe that the online and print catalog operations of Direct Marketing promote brand awareness, which benefits the operations of our retail stores.

Loyalty Programs.  We maintain a loyalty program under the InCircle® brand name designed to cultivate long-term relationships with our customers. Our loyalty program focuses on our most active customers. This program includes marketing features, including private in-store events, special magazine issues, as well as the ability to accumulate points for qualifying purchases. Increased points are periodically offered in connection with in-store promotional and other events. Upon attaining specified point levels, customers may redeem their points for a wide variety of gifts ranging from gift cards to designer merchandise and trips to exotic locations. Beginning in calendar 2006, we transitioned customers in our previous Bergdorf Goodman loyalty program to our InCircle loyalty program. Approximately 40% of our total revenues during each of the last two calendar years was generated by our InCircle loyalty program members.

Proprietary Credit Card Program.  In June 2005, we entered into a marketing and servicing alliance with HSBC Bank Nevada, N.A. and HSBC Private Label Corporation (formerly known as Household Corporation) (collectively referred to as HSBC).  Pursuant to the agreement with HSBC (Program Agreement), HSBC offers proprietary credit card accounts to our customers under both the “Neiman Marcus” and “Bergdorf Goodman” brand names.

Under the terms of this alliance, HSBC offers credit cards and non-card payment plans and bears substantially all credit risk with respect to sales transacted on the cards bearing our brands. We receive ongoing payments from HSBC related to credit card sales and compensation for marketing and servicing activities (HSBC Program Income). During fiscal year 2006, we outsourced various administrative elements of the proprietary credit card program, including the processing of data with respect to our proprietary credit card program, to HSBC as provided for in the Program Agreement.  We continue to handle key customer service functions, primarily customer inquiries and collections.

In connection with our Program Agreement, we have changed and may continue to change, the terms of credit offered to our customers.  In addition, HSBC has discretion over certain policies and arrangements with credit card customers and may change these policies and arrangements in ways that affect our relationship with these customers. Any such changes in our credit card arrangements may adversely affect our credit card program and ultimately, our business.

On April 21, 2008, we entered into an amendment to the Program Agreement, dated as of June 8, 2005, with HSBC. The Program Agreement, as amended, provides for 1) the allocation between HSBC and NMG of additional income, if any, to be generated from the credit card program as a result of certain changes made to the terms of credit extended to our customers since the inception of the Program Agreement and 2) the allocation of certain credit card losses between HSBC and NMG. We may enter into additional amendments to the Program Agreement prior to its maturity to alter the allocation of both credit card losses and income, as agreed to by the parties in response to current economic conditions and other factors.  We do not expect that any such amendments, if executed, will have a material impact on our future operating results.

Historically, our customers holding a proprietary credit card have tended to shop more frequently and have a higher level of spending than customers paying with cash or third-party credit cards. In fiscal years 2009 and 2008, approximately 50% of our revenues were transacted through our proprietary credit cards.

We utilize data captured through our proprietary credit card program in connection with promotional events and customer relationship programs targeting specific customers based upon their past spending patterns for certain brands, merchandise categories and store locations.

Integrated Multi-Channel Model.  We offer products through our complementary Direct Marketing and Specialty Retail businesses, which enables us to maximize our brand recognition and strengthen our customer relationships across all channels. Our well-established online and catalog operation expands our reach beyond the trading area of our retail stores, as over 40% of our Direct Marketing customers in fiscal years 2009 and 2008 were located outside of the trade areas of our existing retail locations. We also use our e-commerce websites and catalogs as selling and marketing tools to increase the visibility and exposure of our brand and generate customer traffic within our retail stores. We believe the combination of our retail stores and direct selling efforts is the main reason that our multi-channel customers spend more on average than our single-channel customers (over 3 times more in each of fiscal years 2009 and 2008).

Merchandise

We carry luxury merchandise from well-recognized designers as well as emerging designers.  We believe our merchandising experience and in-depth knowledge of our customers and the markets within which we operate, allow us to select an appropriate merchandise assortment for each of our stores that is tailored to our customers’ tastes and lifestyles.

Our percentages of revenues by major merchandise category are as follows:

	Years Ended
	August 1, 2009	August 2, 2008	July 28, 2007
Women’s Apparel	36%	36%	37%
Women’s Shoes, Handbags and Accessories	21%	20%	20%
Cosmetics and Fragrances	11%	11%	11%
Men’s Apparel and Shoes	12%	12%	12%
Designer and Precious Jewelry	11%	12%	11%
Home Furnishings and Décor	7%	8%	9%
Other	2%	1%	0%
	100%	100%	100%

Substantially all of our merchandise is delivered to us by our vendors as finished goods and is manufactured in numerous locations, including Europe and the United States and, to a lesser extent, China, Mexico and South America.

Our major merchandise categories are as follows:

Women’s Apparel:  Women’s apparel consists of dresses, eveningwear, suits, coats, and sportswear separates—skirts, pants, blouses, jackets, and sweaters. Women’s apparel occupies the largest amount of square footage within our stores. We work with women’s apparel vendors to present the merchandise and highlight the best of the vendor’s product. Our primary women’s apparel vendors include Chanel, Prada, Gucci, Giorgio Armani, St. John, Akris and Escada.

Women’s Shoes, Handbags and Accessories:  Women’s accessories include belts, gloves, scarves, hats and sunglasses and complement our shoes and handbags assortments. Our primary vendors in this category include Manolo Blahnik, Prada, Christian Louboutin, Gucci, Chanel and Tory Burch in ladies shoes, and handbags from Chanel, Prada, Gucci, Nancy Gonzalez and Balenciaga.

Cosmetics and Fragrances:  Cosmetics and fragrances include facial and skin cosmetics, skin therapy and lotions, soaps, fragrances, candles and beauty accessories. Our primary vendors of cosmetics and beauty products include La Mer, Chanel, Sisley, Bobbi Brown, La Prairie, Estee Lauder and Laura Mercier.

Men’s Apparel and Shoes:  Men’s apparel and shoes include suits, dress shirts and ties, sport coats, jackets, trousers, casual wear and eveningwear as well as business and casual footwear.  Bergdorf Goodman has a fully dedicated men’s store in New York. Our primary vendors in this category include Ermenegildo Zegna, Brioni, Giorgio Armani, Prada and Loro Piana in men’s clothing and sportswear and Ermenegildo Zegna, Brioni, Prada, Ferragamo, Gucci and Stefano Ricci in men’s furnishings and shoes.

Designer and Precious Jewelry:  Our designer and precious jewelry offering includes women’s necklaces, bracelets, rings, earrings and watches that are selected to complement our apparel merchandise offering. Our primary vendors in this category include David Yurman, John Hardy, Ippolita and Konstantino in designer jewelry and Cartier and Roberto Coin in precious jewelry. We often sell precious jewelry which has been consigned to us from the vendor.

Home Furnishings and Décor:  Home furnishings and décor include linens, tabletop, kitchen accessories, furniture, rugs, decorative items (frames, candlesticks, vases and sculptures) as well as collectables. Merchandise for the home complements our apparel offering in terms of quality and design. Our primary vendors in this category include Jay Strongwater, Daum, Steuben, Baccarat, MacKenzie-Childs and Lalique.

Vendor Relationships

Our merchandise assortment consists of a wide selection of luxury goods purchased from both well-known luxury-branded fashion vendors as well as new and emerging designers. We communicate with our vendors frequently, providing feedback on current demand for their products, suggesting, at times, changes to specific product categories or items and gaining insight into their future fashion direction. Certain designers sell their merchandise, or certain of their design collections, exclusively to us and other designers sell to us pursuant to their limited distribution policies. We compete for quality merchandise and assortment principally based on relationships and purchasing power with designer resources. Our women’s and men’s apparel and fashion accessories businesses are especially dependent upon our relationships with these designer resources. We monitor and evaluate the sales and profitability performance of each vendor and adjust our future purchasing decisions from time to time based upon the results of this analysis. We have no guaranteed supply arrangements with our principal merchandising sources and, accordingly, there can be no assurance that such sources will continue to meet our needs for quality, style and volume. In addition, our vendor base is diverse, with only one vendor representing slightly more than 5% of the cost of our total purchases in fiscal year 2009. The breadth of our sourcing helps mitigate risks associated with a single brand or designer.

As a result of current economic conditions, some of our vendors have experienced serious cash flow issues, reductions in available credit from banks, factors or other financial institutions, or increases in the cost of capital.  To counteract their cash flow problems, our vendors may attempt to increase their prices, pass through increased costs, alter historical credit and payment terms available to us or seek other relief.  Any of these actions could have an adverse impact on our relationship with the vendor or constrain the amounts or timing of our purchases from the vendor and, ultimately, have an adverse impact on our revenues, profitability and liquidity.

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

In order to expand our product assortment, we offer certain merchandise, primarily precious jewelry, which has been consigned to us from the vendor. As of August 1, 2009 and August 2, 2008, we held consigned inventories with a cost basis of approximately $283.0 million and $388.8 million, respectively (consigned inventories are not reflected in our consolidated balance sheet as we do not take title to consigned merchandise).  From time to time, we make advances to certain of our vendors. These advances are typically deducted from amounts paid to vendors at the time we receive the merchandise or, in the case of advances made for consigned goods, at the time we sell the goods. We had net outstanding advances to vendors of approximately $11.6 million at August 1, 2009 and $22.7 million at August 2, 2008.

Inventory Management

Our merchandising function is decentralized with separate merchandising functions for Neiman Marcus stores, Bergdorf Goodman and Direct Marketing. Each merchandising function is responsible for the determination of the merchandise assortment and quantities to be purchased and, in the case of Neiman Marcus stores, for the allocation of merchandise to each store. We currently have approximately 400 merchandise buyers and merchandise planners.

The majority of the merchandise we purchase is initially received at one of our centralized distribution facilities. To support our Specialty Retail stores, we utilize a primary distribution facility in Longview, Texas, a regional distribution facility in Dayton, New Jersey and four regional service centers. We also operate two distribution facilities in the Dallas-Fort Worth area to support our Direct Marketing operation.

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

Capital Investments

We make capital investments annually to support our long-term business goals and objectives. We invest capital in new and existing stores, distribution and support facilities as well as information technology. We have gradually increased the number of our stores over the past ten years, growing our full-line Neiman Marcus and Bergdorf Goodman store base from 28 stores at the beginning of fiscal year 1999 to our current 43 stores.

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

In the past three fiscal years, we have made capital expenditures aggregating $433 million related primarily to:

•                  the construction of new stores in Austin, Natick (suburban Boston), Topanga (greater Los Angeles area) and Bellevue (suburban Seattle);

•                  the renovation and expansion of our main Bergdorf Goodman store in New York City and Neiman Marcus stores in Atlanta and Westchester; and

•                  enhancements to merchandising and store systems.

In fiscal year 2010, we anticipate capital expenditures for planned new stores in Walnut Creek, California and San Jose, California.

We receive allowances from developers related to the construction of our stores thereby reducing our cash investment in these stores. We record these allowances as deferred real estate credits which are recognized as a reduction of rent expense on a straight-line basis over the lease term. We received construction allowances aggregating $10.0 million in fiscal year 2009 and $36.8 million in fiscal year 2008.

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

Employees

As of October 1, 2009, we had approximately 14,700 employees. Neiman Marcus stores had approximately 11,900 employees, Bergdorf Goodman stores had approximately 1,000 employees, Direct Marketing had approximately 1,500 employees and Neiman Marcus Group had approximately 300 employees. Our staffing requirements fluctuate during the year as a result of the seasonality of the retail industry. We hire additional temporary associates and increase the hours of part-time employees during seasonal peak selling periods.  Except for approximately 13% of the Bergdorf Goodman employees, none of our employees is subject to a collective bargaining agreement. We believe that our relations with our employees are good.

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

ITEM 1A. RISK FACTORS

Risks Related to Current Economic Conditions

Current economic conditions have adversely affected, and may continue to adversely affect, our business and results of operations.

The recent deterioration in economic conditions, both in the domestic and global economies, has had a significant adverse impact on our business.  Instability in the financial markets, tightening of consumer credit and other economic conditions and uncertainties have caused a reduction in consumer spending.  These conditions have had a significant negative impact on our revenues.

The merchandise we sell consists in large part of luxury retail goods. The purchase of these goods by customers is discretionary, and therefore highly dependent upon the level of consumer spending, particularly among affluent customers. Accordingly, sales of these products may continue to be adversely affected by a continuation or worsening of current economic conditions, increases in consumer debt levels, uncertainties regarding future economic prospects or a decline in consumer confidence. During an actual or perceived economic downturn (as a result of increases in consumer debt levels, increases in interest rates, a tightening of consumer credit, uncertainties regarding future economic performance and tax rates and policies, or a decline in consumer confidence, among other factors), fewer customers may shop our stores and websites and those who do shop may limit the amounts of their purchases.  As a result, we could be required to take significant additional markdowns and/or increase our marketing and promotional expenses in response to the lower than anticipated levels of demand for luxury goods.  In addition, promotional and/or prolonged periods of deep discount pricing by our competitors could have a material adverse effect on our business.

We continue to experience a challenging economic and retail environment and expect these conditions will continue for an extended period of time.  Consistent with the significant declines in overall macroeconomic factors, capital markets and consumer confidence that have existed during fiscal year 2009, customer demand has been well below our initial expectations and the prior year.  The current softness in customer demand exists across all geographic areas, all distribution channels and all merchandise categories, particularly the apparel and home décor categories.  We expect retail demand and revenues will remain weak for an extended period of time.  We will continue to align our inventory levels and purchases with anticipated lower customer demand.  The prolonged continuation of current market conditions could have a material adverse effect on our business.

Current economic conditions may constrain our ability to obtain credit.

Current economic conditions may constrain our ability to obtain credit.  Domestic and global credit and equity markets have recently undergone significant disruption, making it difficult for many businesses to obtain financing on acceptable terms or at all. As a result of this disruption, we have experienced an increase in the cost of borrowings necessary to operate our business.  If these conditions continue or become worse, our cost of borrowing could continue to increase.  It may also become more difficult to obtain financing for our operations or to refinance long-term obligations as they become payable.  In addition, our borrowing costs can be affected by independent rating agencies’ short and long-term debt ratings which are based largely on our performance as measured by credit metrics including interest coverage and leverage ratios.  A decrease in these ratings would likely also increase our cost of borrowing and make it more difficult for us to obtain financing.  Based on current economic conditions and our recent operating performance, our long-term debt ratings were downgraded in fiscal year 2009 by all three independent rating agencies.  A significant increase in the costs we incur in order to finance our operations may have a material adverse impact on our business results and financial condition.

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

We are highly leveraged.  As of August 1, 2009, the principal amount of NMG’s total indebtedness was approximately $2,984.9 million, the unused borrowing availability under the $600.0 million Asset-Based Revolving Credit Facility was $468.5 million and the outstanding letters of credit were $32.8 million.  NMG’s substantial indebtedness, combined with its lease and other financial obligations and contractual commitments, could have other important consequences. For example, it could:

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

In addition, NMG’s interest expense could increase if interest rates increase because the entire amount of the indebtedness under the senior secured credit facilities bears interest at floating rates.  As of August 1, 2009, NMG had approximately $1,625.0 million principal amount of floating rate debt, consisting of outstanding borrowings under the Senior Secured Term Loan Facility (including $26.6 million of borrowings classified as current liabilities).  In addition, NMG has an Asset-Based Revolving Credit Facility that provides committed financing of up to $600.0 million, subject to a borrowing base.  As of August 1, 2009, NMG had no borrowings outstanding under this facility, $32.8 million of outstanding letters of credit and $468.5 million of unused borrowing availability.  Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.

To service NMG’s indebtedness, it will require a significant amount of cash. NMG’s ability to generate cash depends on many factors beyond its control, and any failure to meet its debt service obligations could harm its business, financial condition and results of operations.

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

Contractual limitations on NMG’s ability to execute any necessary alternative financing plans could exacerbate the effects of any failure to generate sufficient cash flow to satisfy its debt service obligations.  The Asset-Based Revolving Credit Facility permits NMG to borrow up to $600.0 million; however, NMG’s ability to borrow and obtain letters of credit (including amendments, renewals and extensions of letters of credit) thereunder is limited by a borrowing base, which at any time will equal the sum of (a) the lesser of (i) 80% of eligible inventory (valued at the lower of cost or market value) and (ii) 85% of the net orderly liquidation value of eligible inventory, and (b) 85% of the amounts owed by credit card processors to the borrowers under the Asset-Based Revolving Credit Facility in respect of eligible credit card accounts constituting proceeds arising from the sale or disposition of inventory, less certain reserves.  In addition, if at any time the aggregate amount of outstanding revolving loans and incremental term loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Asset-Based Revolving Credit Facility exceeds the reported value of inventory as calculated under that facility, NMG will be required to eliminate such excess.  Further, if (a) the amount available under the Asset-Based Revolving Credit Facility is less than the greater of (i) 20% of the lesser of (A) the aggregate revolving commitments and (B) the borrowing base and (ii) $75 million or (b) an event of default has occurred, NMG will be required to repay outstanding loans and cash collateralize letters of credit.  In addition, under the terms of the Asset-Based Revolving Credit Facility, through April 30, 2011 NMG is required to maintain excess availability of at least the greater of (a) 10% of the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base and (b) $50 million.  After April 30, 2011, if at any time, excess availability is less than the greater of (a) 15% of the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base and (b) $60 million, NMG will be required to maintain a pro forma ratio of consolidated EBITDA to consolidated Fixed Charges (as such terms are defined in the credit agreement) of at least 1.1 to 1.0.  Our ability to meet the conditions described in this paragraph may be affected by events beyond our control.

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

In addition, NMG’s ability to borrow under the Asset-Based Revolving Credit Facility is limited by the conditions described above.

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

A number of different competitive factors could have a material adverse effect on our business, results of operations and financial condition, including:

•                  increased operational efficiencies of competitors;

•                  competitive pricing strategies, including deep discount pricing by a broad range of retailers during periods of poor consumer confidence or economic instability;

•                  expansion of product offerings by existing competitors;

•                  entry by new competitors into markets in which we currently operate; and

•                  adoption by existing competitors of innovative retail sales methods.

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

As a result of current economic conditions, some of our vendors have experienced serious cash flow issues, reductions in available credit from banks, factors or other financial institutions, or increases in the cost of capital.  To counteract their cash flow problems, our vendors may attempt to increase their prices, pass through increased costs, alter historical credit and payment terms available to us or seek other relief.  Any of these actions could have an adverse impact on our relationship with the vendor or constrain the amounts or timing of our purchases from the vendor and, ultimately, have an adverse impact on our revenues, profitability and liquidity.

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

Based upon our expansion strategy, we expect that planned new stores will add over 185,000 square feet of new store space over approximately the next four fiscal years, representing an increase of approximately 3% above the current aggregate square footage of our full-line Neiman Marcus and Bergdorf Goodman stores.  New store openings involve certain risks, including constructing, furnishing and supplying a store in a timely and cost effective manner, accurately assessing the demographic or retail environment at a given location, hiring and training quality staff, obtaining necessary permits and zoning approvals, obtaining commitments from a core group of vendors to supply the new store, integrating the new store into our distribution network and building customer awareness and loyalty. In undertaking store remodels, we must complete the remodel in a timely, cost effective manner, minimize disruptions to our existing operations, and succeed in creating an improved shopping environment. If we fail to execute on these or other aspects of our store expansion and remodeling strategy, we could suffer harm to our sales, an increase in costs and expenses and an adverse effect on our business.

We outsource certain business processes to third-party vendors that subject us to risks, including disruptions in business and increased costs.

Some business processes that are dependent on technology are outsourced to third parties.  Such processes include credit card authorization and processing, insurance claims processing, payroll processing, record keeping for retirement and other benefit plans and other accounting processes.  In addition, we review outsourcing alternatives on a routine basis and may decide to outsource additional business processes in the future.  We make a diligent effort to ensure that all providers of outsourced services are observing proper internal control practices, such as redundant processing facilities; however, there are no guarantees that failures will not occur.  Failure of third parties to provide adequate services could have an adverse effect on our results of operations, financial condition or ability to accomplish our financial and management reporting.

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

We maintain loyalty programs that are designed to cultivate long-term relationships with our customers and enhance the quality of service we provide to our customers. We must constantly monitor and update the terms of our loyalty programs so that they continue to meet the demands and needs of our customers and remain competitive with loyalty programs offered by other high-end specialty retailers. Given that approximately 40% of our total revenues during each of the last two calendar years was generated by our InCircle loyalty program members, our failure to continue to provide quality service and competitive rewards to our customers through the InCircle loyalty program could adversely affect our business.

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

We have entered into various amendments to the Program Agreement with HSBC since its inception. These amendments, among other things, provide for 1) the allocation between HSBC and NMG of additional income, if any, to be generated from the credit card program as a result of certain changes made to the terms of credit extended to our customers and 2) the allocation of certain credit card losses between HSBC and NMG.  We may enter into additional amendments to the Program Agreement prior to its maturity to alter the allocation of both credit card losses and income, as agreed to by the parties in response to current economic conditions and other factors.

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

Properties that we use in our operations include Neiman Marcus stores, Bergdorf Goodman stores, clearance centers and distribution, support and office facilities. As of October 1, 2009, the approximate aggregate square footage of the properties used in our operations was as follows:

	Owned	Owned Subject to Ground Lease	Leased	Total
Neiman Marcus Stores	752,000	2,513,000	2,302,000	5,567,000
Bergdorf Goodman Stores	—	—	316,000	316,000
Clearance Centers and Other	—	—	857,000	857,000
Distribution, Support and Office Facilities	1,317,000	150,000	1,008,000	2,475,000

Neiman Marcus Stores.  As of October 1, 2009, we operated 41 Neiman Marcus stores, with an aggregate total property size of approximately 5,567,000 square feet. The following table sets forth certain details regarding each Neiman Marcus store:

Neiman Marcus Stores

Locations	Fiscal Year Operations Began	Gross Store Sq. Feet
Dallas, Texas (Downtown)(1)	1908	129,000
Dallas, Texas (NorthPark)(2)*	1965	218,000
Houston, Texas (Galleria)(3)*	1969	224,000
Bal Harbour, Florida(2)	1971	97,000
Atlanta, Georgia(2)*	1973	206,000
St. Louis, Missouri(2)	1975	145,000
Northbrook, Illinois(3)	1976	144,000
Fort Worth, Texas(2)	1977	119,000
Washington, D.C.(2)*	1978	130,000
Newport Beach, California(3)*	1978	154,000
Beverly Hills, California(1)*	1979	185,000
Westchester, New York(2)*	1981	138,000
Las Vegas, Nevada(2)	1981	174,000
Oak Brook, Illinois(2)	1982	119,000
San Diego, California(2)	1982	106,000
Fort Lauderdale, Florida(3)*	1983	94,000
San Francisco, California(4)*	1983	251,000
Chicago, Illinois (Michigan Ave.)(2)	1984	188,000
Boston, Massachusetts(2)	1984	111,000
Palo Alto, California(3)*	1986	120,000
McLean, Virginia(4)*	1990	130,000
Denver, Colorado(3)*	1991	90,000
Minneapolis, Minnesota(2)	1992	119,000
Scottsdale, Arizona(2)*	1992	118,000
Troy, Michigan(3)*	1993	157,000
Short Hills, New Jersey(3)*	1996	138,000
King of Prussia, Pennsylvania(3)*	1996	142,000
Paramus, New Jersey(3)*	1997	141,000
Honolulu, Hawaii(3)	1999	181,000
Palm Beach, Florida(2)	2001	53,000
Plano, Texas (Willow Bend)(4)*	2002	156,000
Tampa, Florida(3)*	2002	96,000
Coral Gables, Florida(2)*	2003	136,000
Orlando, Florida(4)*	2003	95,000
San Antonio, Texas(4)*	2006	120,000
Boca Raton, Florida(3)	2006	136,000
Charlotte, North Carolina(3)	2007	80,000
Austin, Texas(3)	2007	80,000
Natick, Massachusetts(1)	2008	102,000
Topanga, California(3)	2009	120,000
Bellevue, Washington(2)	2010	125,000

(1)           Owned subject to partial ground lease.

(2)           Leased.

(3)           Owned subject to ground lease.

(4)           Owned.

*              Mortgaged to secure our senior secured credit facilities and the 2028 Debentures.

We recently opened new stores in Charlotte (80,000 square feet) in September 2006, Austin (80,000 square feet) in March 2007, Natick (102,000 square feet) in September 2007, Topanga (120,000 square feet) in September 2008 and Bellevue, Washington (125,000 square feet) in September 2009 and currently plan to open new stores in Walnut Creek, California in 2012 (85,000 square feet planned) and San Jose, California in 2013 (100,000 square feet planned).

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

Clearance Centers.  As of October 1, 2009, we operated 28 clearance centers that average approximately 28,900 square feet each in size.

Distribution, support and office facilities.  We own approximately 41 acres of land in Longview, Texas, where our primary distribution facility is located. The Longview facility is the principal merchandise processing and distribution facility for Neiman Marcus stores. We currently utilize a regional distribution facility in Dayton, New Jersey and four regional service centers in New York, Florida, Texas and California. We also own approximately 50 acres of land in Irving, Texas, where our Direct Marketing operating headquarters and distribution facility is located.   In addition, we currently utilize another regional distribution facility in Dallas, Texas to support our Direct Marketing operation.

Lease Terms.  The terms of the leases for substantially all of our stores, assuming all outstanding renewal options are exercised, range from 1 to 101 years. The lease on the Bergdorf Goodman Main Store expires in 2050, with no renewal options, and the lease on the Bergdorf Goodman Men’s Store expires in 2020, with a 10-year renewal option. Most leases provide for monthly fixed rentals or contingent rentals based upon sales in excess of stated amounts and normally require us to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the quarter ended August 1, 2009.

PART II

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is qualified in entirety by our consolidated financial statements (and the related Notes thereto) contained in Item 15 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	(Successor)							(Predecessor)
(in millions)	Fiscal year ended August 1, 2009		Fiscal year ended August 2, 2008		Fiscal year ended July 28, 2007		Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005	Fiscal year ended July 30, 2005
OPERATING RESULTS
Revenues	$3,643.3		$4,600.5		$4,390.1		$3,397.7	$632.4	$3,695.1
Cost of goods sold including buying and occupancy costs (excluding depreciation)	2,536.8		2,935.0		2,753.8		2,219.4	371.5	2,349.2
Selling, general and administrative expenses (excluding depreciation)	882.7		1,045.4		1,015.1		802.4	155.6	907.3
Income from credit card program, net	(50.0)		(65.7)		(65.7)		(49.4)	(7.8)	(71.6)
Depreciation and amortization	223.5		220.6		208.7		166.6	19.2	103.6
Impairment charges	703.2	(2)	31.3	(3)	11.5	(4)	—	—	—
Operating (loss) earnings	(652.9	)(2)	466.4	(3)	476.8	(4)	258.7	70.3 (5)	397.4	(6)
(Loss) earnings from continuing operations before income taxes	(888.5)		226.6		217.0		41.0	71.2	385.2
(Loss) earnings from discontinued operations, net of tax (7)	—		—		(22.8)		(14.0)	(0.8)	5.0
Net (loss) earnings	$(668.0)		$142.8		$111.9		$12.5	$44.2	$248.8

	(Successor)							(Predecessor)
(in millions)	August 1, 2009		August 2, 2008		July 28, 2007		July 29, 2006		July 30, 2005(1)

FINANCIAL POSITION
Cash and cash equivalents	$323.4		$239.2		$141.2		$223.7		$852.6
Merchandise inventories	755.0		978.0		918.3		793.6		729.3
Total current assets	1,221.5		1,363.7		1,215.0		1,135.9		1,708.5
Property and equipment, net	992.7		1,075.3		1,043.7		1,030.3		836.7
Total assets	5,581.0		6,556.8		6,501.0		6,608.0		2,660.7
Current liabilities	563.5		706.7		767.9		699.1		617.3
Long-term liabilities	$4,098.7		$4,173.6		$4,175.1		$4,474.9		$457.3

	(Successor)							(Predecessor)
(in millions, except sales per square foot)	Fiscal year ended August 1, 2009		Fiscal year ended August 2, 2008		Fiscal year ended July 28, 2007		Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005		Fiscal year ended July 30, 2005
OTHER OPERATING DATA
Capital expenditures	$101.5		$183.5		$147.9		$138.2	$25.6		$190.3
Depreciation expense	$150.8		$148.4		$136.5		$107.0	$19.2		$103.6
Rent expense and related occupancy costs	$85.4		$92.6		$87.5		$69.3	$12.5		$72.3
Change in comparable revenues (8)	(21.4)%		1.7%		6.7%		6.8%	9.8%		9.8%
Number of stores open at period end	42		41		40		38	37		36
Sales per square foot	$475		$634	(9)	$638		$508	$103		$577

NON-GAAP FINANCIAL MEASURE
EBITDA (10)	$(429.4	)(2)	$687.0	(3)	$685.6	(4)	$425.3	$89.5	(5)	$501.1	(6)
Adjusted EBITDA (10)	$273.8		$685.8		$686.9		$425.3	$113.0		$510.2

(1)                                  The selected financial data as of July 30, 2005 reflect adjustments to the Predecessor’s audited consolidated financial statements to reclassify the operations of Gurwitch Products, L.L.C. and Kate Spade LLC as discontinued operations.

(2)                                  For fiscal year 2009, operating earnings and EBITDA include pretax impairment charges related to 1) $329.7 million for the writedown to fair value of goodwill, 2) $343.2 million for the writedown to fair value of the net carrying value of tradenames and 3) $30.3 million for the writedown to fair value of the net carrying value of certain long-lived assets.

(3)                                  For fiscal year 2008, operating earnings and EBITDA include 1) $32.5 million of other income related to a pension curtailment gain as a result of our decision to freeze certain Pension and SERP benefits as of December 31, 2007, offset by 2) $31.3 million pretax impairment charge related to the writedown to fair value of the Horchow tradename.

(4)                                  For fiscal year 2007, operating earnings and EBITDA include 1) $11.5 million pretax impairment charge related to the writedown to fair value of the Horchow tradename, offset by 2) $4.2 million of other income we received in connection with the merger of Wedding Channel.com, in which we held a minority interest, and The Knot and 3) $6.0M of other income related to aged, non-escheatable gift cards.

(5)                                  For the nine weeks ended October 1, 2005, operating earnings and EBITDA include $23.5 million of transaction and other costs incurred in connection with the Acquisition. These costs consist primarily of $4.5 million of accounting, investment banking, legal and other costs associated with the Acquisition and a $19.0 million non-cash charge for stock compensation resulting from the accelerated vesting of Predecessor stock options and restricted stock in connection with the Acquisition.

(6)                                  For fiscal year 2005, operating earnings and EBITDA include a $15.3 million pretax loss related to the disposition of Chef’s Catalog in November 2004 and a $6.2 million pretax gain related to the sale of our credit card portfolio.

(7)                                  (Loss) earnings from discontinued operations, reflects the operations of Kate Spade LLC (prior to its sale in December 2006) and Gurwitch Products, L.L.C. (prior to its sale in July 2006).

(8)                                  Comparable revenues include 1) revenues derived from our retail stores open for more than fifty two weeks, including stores that have been relocated or expanded and 2) revenues from our Direct Marketing operation. Comparable revenues exclude 1) revenues of closed stores, 2) revenues from our discontinued operations (Gurwitch Products, L.L.C. and Kate Spade LLC) and 3) revenues of our previous Chef’s Catalog operations (sold in November 2004).  The calculation of the change in comparable revenues for fiscal year 2008 is based on revenues for the fifty two weeks ended July 26, 2008 compared to revenues for the fifty two weeks ended July 28, 2007.

(9)                                  Sales per square foot for fiscal year 2008 is based on revenues for the fifty two weeks ended July 26, 2008.

(10)                            For an explanation of EBITDA and Adjusted EBITDA, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measure-EBITDA and Adjusted EBITDA.”

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

Our fiscal year ends on the Saturday closest to July 31. Like many other retailers, we follow a 4-5-4 reporting calendar which resulted in an extra week in fiscal year 2008 (the 53rd week).  All references to fiscal year 2009 relate to the fifty two weeks ended August 1, 2009; all references to fiscal year 2008 relate to the fifty three weeks ended August 2, 2008 and all references to fiscal year 2007 relate to the fifty two weeks ended July 28, 2007.

Discontinued Operation

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

The Company’s consolidated financial statements, accompanying notes and other information provided in this Annual Report on Form 10-K reflect Kate Spade LLC as a discontinued operation for all periods presented.

Recent Developments

On September 3, 2009, we announced preliminary total revenues and comparable revenues of approximately $241.0 million and $237.0 million, respectively, for the four-week period ended August 29, 2009. In the four-week August period of fiscal year 2010, total revenues decreased 15.3% and comparable revenues decreased 16.6% compared to the four-week August period of fiscal year 2009. Comparable revenues decreased 19.6% in our Specialty Retail stores and increased 0.1% in our Direct Marketing operation for the four-week August period of fiscal year 2010.

On October 8, 2009, we announced preliminary total revenues and comparable revenues of approximately $353.5 million and $344.2 million, respectively, for the five-week period ended October 3, 2009 and $594.5 million and $581.2 million, respectively, for the nine-week period ended October 3, 2009. In the five-week September period of fiscal year 2010, total revenues decreased 14.8% and comparable revenues decreased 16.9% compared to the five-week September period of fiscal year 2009. Comparable revenues decreased 17.6% in our Specialty Retail stores and 13.6% in our Direct Marketing operation for the five-week September period of fiscal year 2010.  In the nine-week September period of fiscal year 2010, total revenues decreased 15.0% and comparable revenues decreased 16.8% compared to the nine-week September period of fiscal year 2009. Comparable revenues decreased 18.4% in our Specialty Retail stores and 8.3% in our Direct Marketing operation for the nine-week September period of fiscal year 2010.

All the financial data set forth above for the five and nine-week periods ending October 3, 2009 are preliminary and unaudited and subject to revision based upon our review and a review by our independent registered public accounting firm of our financial condition and results of operations for the quarter ending October 31, 2009. Once we and our independent registered public accounting firm have completed our respective reviews of our financial information for the quarter ending October 31, 2009, we may report financial results that are different from those set forth above.

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

•                  Delivery and processing—We generate revenues from delivery and processing charges related to merchandise delivered to our customers from both our retail and direct marketing operation.

Our revenues can be affected by the following factors:

•                  general economic conditions, including the recent deterioration of domestic and international capital markets and general economic conditions and the prospects for a meaningful recovery in the near-term;

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

•                  the rate of growth in internet revenues by our Direct Marketing operation.

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

•                  Occupancy costs—Occupancy costs consist primarily of rent, property taxes and operating costs of our retail, distribution and support facilities. A significant portion of our buying and occupancy costs are fixed in nature and are not dependent on the revenues we generate.

•                  Delivery and processing costs—Delivery and processing costs consist primarily of delivery charges we pay to third-party carriers and other costs related to the fulfillment of customer orders not delivered at the point-of-sale.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise. These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold. We received vendor allowances of $107.7 million, or 3.0% of revenues, in fiscal year 2009, $109.6 million, or 2.4% of revenues, in fiscal year 2008 and $96.1 million, or 2.2% of revenues, in fiscal year 2007. The amounts of vendor allowances we received did not have a significant impact on the year-over-year change in gross margin during fiscal years 2009, 2008 or 2007.

Changes in our COGS as a percentage of revenues can be affected by the following factors:

•                  our ability to order an appropriate amount of merchandise to match customer demand and the related impact on the level of net markdowns incurred;

•                  customer acceptance of and demand for the merchandise we offer in a given season and the related impact of such factors on the level of full-price sales;

•                  factors affecting revenues generally, including pricing strategies, product offerings and other actions taken by competitors;

•                  changes in occupancy costs primarily associated with the opening of new stores or distribution facilities; and

•                  the amount of vendor reimbursements we receive during the fiscal year.

Selling, general and administrative expenses (excluding depreciation) (SG&A).  SG&A principally consists of costs related to employee compensation and benefits in the selling and administrative support areas, advertising and catalog costs and insurance and long-term benefits expenses. A significant portion of our selling, general and administrative expenses are variable in nature and are dependent on the revenues we generate.

Advertising costs incurred by our Specialty Retail segment consist primarily of print media costs related to promotional materials mailed to our customers, while advertising costs incurred by our Direct Marketing operation relate to the production, printing and distribution of our print catalogs and the production of the photographic content on our websites, as well as online marketing costs. We receive advertising allowances from certain of our merchandise vendors. Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media.  As a result, advertising allowances are recorded as a reduction of our advertising costs when earned. Advertising allowances aggregated approximately $65.7 million, or 1.8% of revenues, in fiscal year 2009, $75.7 million, or 1.6% of revenues, in fiscal year 2008 and $63.4 million, or 1.4% of revenues, in fiscal year 2007.

We also receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendor’s merchandise. These allowances are netted against the related compensation expense that we incur. Amounts received from vendors related to compensation programs were $65.8 million, or 1.8% of revenues, in fiscal year 2009, $71.6 million, or 1.6% of revenues, in fiscal year 2008 and $65.4 million, or 1.5% of revenues, in fiscal year 2007.

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

Income from credit card program, net.  Pursuant to a long-term marketing and servicing alliance with HSBC, HSBC offers credit card and non-card payment plans bearing our brands and we receive 1) ongoing payments from HSBC based on net credit card sales, 2) compensation for marketing and servicing activities, 3) our allocable share of certain income generated from the credit card program and 4) our allocable share of certain credit card losses generated from the credit card portfolio (HSBC Program Income). We recognize HSBC Program Income when earned.  In the future, the HSBC Program Income may be:

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

•      increased for our allocable share of certain income, if any, generated from the credit card program as provided pursuant to our contractual agreement with HSBC, or any subsequent amendment thereto; and

•      decreased for our allocable share of certain credit card losses generated from the credit card portfolio as provided pursuant to our contractual agreement with HSBC, or any subsequent amendment thereto.

Seasonality

We conduct our selling activities in two primary selling seasons—Fall and Spring. The Fall season is comprised of our first and second fiscal quarters and the Spring season is comprised of our third and fourth fiscal quarters.

Our first fiscal quarter is generally characterized by a higher level of full-price sales with a focus on the initial introduction of Fall season fashions. Aggressive in-store marketing activities designed to stimulate customer buying, a lower level of markdowns and higher margins are characteristic of this quarter. The second fiscal quarter is more focused on promotional activities related to the December holiday season, the early introduction of resort season collections from certain designers and the sale of Fall season goods on a marked down basis. As a result, margins are typically lower in the second fiscal quarter. However, due to the seasonal increase in revenues that occurs during the holiday season, the second fiscal quarter is typically the quarter in which our revenues are the highest and in which expenses as a percentage of revenues are the lowest. Our working capital requirements are also the greatest in the first and second fiscal quarters as a result of higher seasonal requirements.

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

We monitor the sales performance of our inventories throughout each season. We seek to order additional goods to supplement our original purchasing decisions when the level of customer demand is higher than originally anticipated. However, in certain merchandise categories, particularly fashion apparel, our ability to purchase additional goods can be limited. This can result in lost sales in the event of higher than anticipated demand of the fashion goods we offer or a higher than anticipated level of consumer spending. Conversely, in the event we buy fashion goods that are not accepted by the customer or the level of consumer spending is less than we anticipated, we typically incur a higher than anticipated level of markdowns, net of vendor allowances, resulting in lower operating profits. We believe that the experience of our merchandising and selling organizations helps to minimize the inherent risk in predicting fashion trends.

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

A summary of our operating results is as follows:

•      Revenues— Our revenues in fiscal year 2009 were significantly impacted by a lower level of customer demand.  As a result, our revenues for fiscal year 2009 were $3,643.3 million, a decrease of 20.8% as compared to fiscal year 2008 reflecting a decline in comparable revenues of 21.4%.  Comparable revenues decreased in fiscal year 2009 for both our Specialty Retail stores and Direct Marketing operation.

Comparable revenues by quarter for fiscal year 2009 are as follows:

First fiscal quarter	(14.5)%
Second fiscal quarter	(22.8)%
Third fiscal quarter	(25.1)%
Fourth fiscal quarter	(23.4)%

Revenues in the 53rd week of fiscal year 2008 are not included in our calculations of changes in comparable revenues.

For Specialty Retail stores, our sales per square foot decreased to $475 for the fifty two weeks ended August 1, 2009 from $634 for the fifty two weeks ended July 26, 2008.

•      Cost of goods sold including buying and occupancy costs (excluding depreciation)—COGS represented 69.6% of revenues in fiscal year 2009 and 63.8% of revenues in fiscal year 2008.  This increase in COGS was primarily due to 1) lower levels of full-price sales and higher levels of net markdowns and promotional activities required to liquidate on-hand inventories held in excess of sales trends for both our Specialty Retail stores and Direct Marketing operation and 2) the deleveraging of our fixed buying and occupancy costs on lower revenues.

•      Inventories—As a result of the significant decrease in customer demand we experienced during fiscal year 2009, our inventory purchases and on-hand inventories were significantly in excess of actual demand.  As a result, we generated a lower level of full-price sales in both the Fall and Spring seasons and incurred significantly higher net markdowns and sales promotions costs to liquidate inventories held in excess of customer demand.  In response to the lower levels of customer demand, we reduced our receipts in the Spring season of fiscal year 2009 by approximately 30% compared to the prior year.

At August 1, 2009, on-hand inventories totaled $755.0 million, a 22.8% decrease from the prior fiscal year.  Inventories decreased by 25.1% on a comparable basis.

•      Selling, general and administrative expenses (excluding depreciation)—Compared to fiscal year 2008, we reduced SG&A by $162.7 million in fiscal year 2009.  The lower levels of SG&A expenses primarily reflect 1) savings in variable costs, primarily commissions, on lower revenues and 2) savings realized as a result of our on-going initiatives to control our expenses.

Despite the lower levels of SG&A incurred, SG&A deleveraged in fiscal year 2009.  SG&A represented 24.2% of revenues in fiscal year 2009 and 22.7% of revenues in fiscal year 2008.  The increases in SG&A as percentages of revenues are primarily due to the deleveraging of payroll and certain benefits costs on the significant decreases in revenues.

•      Expense control initiatives— In addition to savings in variable costs, primarily commissions, on lower revenues, we have implemented both short-term expense control initiatives and longer-term adjustments to our cost structure, which initiatives include headcount and salary reductions and the centralization of various store and corporate job functions.  We believe we realized savings in our non-variable buying and occupancy costs and SG&A expenses aggregating approximately $100 million in fiscal year 2009.  We continue to review and evaluate additional initiatives to reduce our cost structure.

•      Impairment of long-lived assets— We tested our long-lived assets for recoverability and determined certain of our property and equipment, tradenames and goodwill to be impaired and recorded non-cash impairment charges aggregating $703.2 million in fiscal year 2009, as more fully described in Note 7 to the consolidated financial statements.

•      Operating (loss) earnings—Total operating losses in fiscal year 2009 were $652.9 million, or 17.9% of revenues, which included impairments of our long-lived assets of $703.2 million, or 19.3% of revenues.  Excluding these impairment charges, operating earnings were $50.3 million, or 1.4% of revenues, in fiscal year 2009.  Total operating earnings in fiscal year 2008 were $466.4 million, or 10.1% of revenues.  Excluding the impairment charges in fiscal year 2009, operating earnings margin decreased as a percentage of revenues, by 8.7% primarily due to:

•      an increase in COGS by 5.8% of revenues as a result of 1) lower levels of full-price sales, primarily due to weak customer demand, 2) higher net markdowns and higher promotional costs incurred to liquidate on-hand inventories held in excess of sales trends and 3) the deleveraging of our buying and occupancy expenses on lower revenues; and

•      increases in both SG&A expenses by 1.5% of revenues and depreciation and amortization expense by 1.3% of revenues, primarily due to the deleveraging of these expenses on lower revenues.

•      Liquidity—Cash provided by our operating activities was $210.8 million in fiscal year 2009, a decrease of $74.5 million from the prior fiscal year as a result of lower revenues and earnings.  Despite the decrease in cash provided by operating activities, we held cash balances of $323.4 million at August 1, 2009 compared to $239.2 million at August 2, 2008.  At August 1, 2009, we had no borrowings outstanding under our Asset-Based Revolving Credit Facility, $32.8 million of outstanding letters of credit and $468.5 million of unused borrowing availability.  At October 3, 2009, we had $507.2 million of unused borrowing availability.

Given the dislocation in the financial markets and the uncertainty as to when reasonable conditions will return, we have elected to pay PIK Interest for the three quarterly interest periods ending October 14, 2009 and to make such interest payments with the issuance of additional Senior Notes at the PIK Interest rate of 9.75% instead of paying interest in cash.  As a result, the original principal amount of Senior Notes of $700.0 million increased by $17.1 million on April 14, 2009 and $17.4 million on July 14, 2009 and will increase by $18.1 million on October 14, 2009.

Prior to the beginning of each eligible interest period in the future, we will evaluate whether to continue utilizing this PIK feature, taking into account market conditions and other relevant factors at that time. After October 15, 2010, we are required to make all interest payments on the Senior Notes entirely in cash.

•      Outlook—We expect retail demand and revenues will remain weak for an extended period of time.  We will continue to align our inventory levels and purchases with anticipated lower customer demand. Despite the anticipated continuation of current economic conditions, we believe the cash generated from our operations along with our available sources of financing will enable us to meet our cash obligations for fiscal year 2010.

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net revenues for the periods indicated.

	Fiscal year ended
	August 1, 2009	August 2, 2008	July 28, 2007

Revenues	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs (excluding depreciation)	69.6	63.8	62.7
Selling, general and administrative expenses (excluding depreciation)	24.2	22.7	23.1
Income from credit card program, net	(1.4)	(1.4)	(1.5)
Depreciation expense	4.1	3.2	3.1
Amortization of intangible assets	1.5	1.2	1.2
Amortization of favorable lease commitments	0.5	0.4	0.4
Impairment charges	19.3	0.7	0.3
Other income	—	(0.7)	(0.2)
Operating (loss) earnings	(17.9)	10.1	10.9
Interest expense, net	6.5	5.2	5.9
(Loss) earnings from continuing operations before income taxes	(24.4)	4.9	4.9
Income tax (benefit) expense	(6.1)	1.8	1.9
(Loss) earnings from continuing operations	(18.3)	3.1	3.1
Loss from discontinued operation, net of taxes	—	—	(0.5)
Net (loss) earnings	(18.3)%	3.1%	2.5%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

	Fiscal year ended
(in millions, except sales per square foot)	August 1, 2009	August 2, 2008	July 28, 2007

REVENUES
Specialty Retail stores	$2,991.3	$3,853.0	$3,674.6
Direct Marketing	652.0	747.5	715.5
Total	$3,643.3	$4,600.5	$4,390.1

OPERATING (LOSS) EARNINGS
Specialty Retail stores	$112.4	$476.7	$490.6
Direct Marketing	70.6	117.7	116.0
Corporate expenses	(60.0)	(57.0)	(56.2)
Amortization of intangible assets and favorable lease commitments	(72.7)	(72.2)	(72.3)
Impairment charges (1)	(703.2)	(31.3)	(11.5)
Other income (2)	—	32.5	10.2
Total	$(652.9)	$466.4	$476.8

OPERATING PROFIT (LOSS) MARGIN
Specialty Retail stores	3.8%	12.4%	13.4%
Direct Marketing	10.8%	15.7%	16.2%
Total	(17.9)%	10.1%	10.9%

CHANGE IN COMPARABLE REVENUES (3)
Specialty Retail stores	(23.2)%	1.3%	6.2%
Direct Marketing	(12.2)%	3.8%	9.2%
Total	(21.4)%	1.7%	6.7%

SALES PER SQUARE FOOT
Specialty Retail stores	$475	$634 (4)	$638

STORE COUNT
Neiman Marcus and Bergdorf Goodman stores:
Open at beginning of period	41	40	38
Opened during the period	1	1	2
Open at end of period	42	41	40
Clearance centers:
Open at beginning of period	24	20	18
Opened during the period	4	4	2
Closed during the period	(1)	—	—
Open at end of period	27	24	20

NON-GAAP FINANCIAL DATA
EBITDA (5)	$(429.4)	$687.0	$685.6
Adjusted EBITDA (5)	$273.8	$685.8	$686.9

(1)           For fiscal year 2009, impairment charges consist of pretax charges of 1) $329.7 million for the writedown to fair value of goodwill, 2) $343.2 million for the writedown to fair value of the net carrying value of tradenames and 3) $30.3 million for the writedown to fair value of the net carrying value of certain long-lived assets.

For fiscal years 2008 and 2007, impairment charges consist of a $31.3 million and $11.5 million pretax impairment charge related to the writedown to fair value of the Horchow tradename.

(2)           For fiscal year 2008, other income includes a pension curtailment gain of $32.5 million as a result of our decision to freeze certain Pension and SERP benefits as of December 31, 2007.

For fiscal year 2007, other income includes 1) $4.2 million of other income we received in connection with the merger of Wedding Channel.com, in which we held a minority interest, and The Knot and 2) $6.0M of other income related to aged, non-escheatable gift cards.

(3)           Comparable revenues include 1) revenues derived from our retail stores open for more than fifty two weeks, including stores that have been relocated or expanded and 2) revenues from our Direct Marketing operation. Comparable revenues exclude 1) revenues of closed stores and 2) revenues from our discontinued operation (Kate Spade LLC sold in December 2006). The calculation of the change in comparable revenues for fiscal year 2008 is based on revenues for the fifty two weeks ended July 26, 2008 compared to revenues for the fifty two weeks ended July 28, 2007.

(4)           Sales per square foot for fiscal year 2008 is based on revenues for the fifty two weeks ended July 26, 2008.

(5)           For an explanation of EBITDA and Adjusted EBITDA as measures of our operating performance, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measure-EBITDA and Adjusted EBITDA.”

Fiscal Year Ended August 1, 2009 Compared to Fiscal Year Ended August 2, 2008

Revenues.  Our revenues for fiscal year 2009 of $3,643.3 million decreased $957.2 million, or 20.8%, from $4,600.5 million in fiscal year 2008.  The decrease in revenues was due to decreases in comparable revenues for both our Specialty Retail stores and Direct Marketing operation as a result of the current challenging economic environment and lower customer demand.  Customer demand, especially during the holiday selling season, was well below our initial expectations and the prior year and the lower level of customer demand continued throughout the Spring season of fiscal year 2009.

Comparable revenues for the fifty two weeks ended August 1, 2009 were $3,575.4 million compared to $4,548.5 million in fiscal year 2008, representing a decrease of 21.4%.  Comparable revenues decreased in fiscal year 2009 by 23.2% for Specialty Retail stores and 12.2% for Direct Marketing.  New stores generated revenues of $67.9 million in fiscal year 2009.

Comparable revenues by quarter for fiscal years 2009 and 2008 are as follows:

	Fiscal year 2009				Fiscal year 2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Specialty Retail stores	(25.0)%	(27.1)%	(25.0)%	(15.8)%	(1.8)%	(3.4)%	3.4%	6.4%
Direct Marketing	(15.7)%	(14.3)%	(12.1)%	(7.0)%	0.7%	2.0%	5.2%	7.1%
Total	(23.4)%	(25.1)%	(22.8)%	(14.5)%	(1.4)%	(2.5)%	3.7%	6.5%

Internet revenues generated by Direct Marketing were $518.5 million for fiscal year 2009, a decrease of 8.2% compared to the prior fiscal year. In addition, catalog revenues decreased 27.0% compared to the prior fiscal year.

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for fiscal year 2009 were 69.6% of revenues compared to 63.8% of revenues for fiscal year 2008.

The increase in COGS as a percentage of revenues in fiscal year 2009 was primarily due to decreased product margins generated by both our Specialty Retail stores and Direct Marketing operation of approximately 4.6% of revenues.  We experienced a lower than anticipated level of customer demand in fiscal year 2009.  As a result, we generated a lower level of full-price sales and incurred significantly higher net markdowns and sales promotions costs to liquidate inventories held in excess of customer demand, resulting in lower product margins.  Additionally, buying and occupancy costs increased by 1.2% of revenues primarily due to the deleveraging of payroll and rent expenses on the lower level of revenues generated, net of savings realized as a result of our initiatives to control our expenses (approximately $10 million).

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses decreased by $162.7 million in fiscal year 2009 compared to the prior fiscal year.  The decrease in SG&A expenses reflects 1) savings in variable costs, primarily commissions, on lower revenues and 2) savings realized as a result of our initiatives to control our expenses (approximately $90 million).

Despite a decrease in SG&A expenses, SG&A expenses as a percentage of revenues increased to 24.2% of revenues in fiscal year 2009 compared to 22.7% of revenues in the prior fiscal year.  The net increase in SG&A expenses as a percentage of revenues in fiscal year 2009 of approximately 1.5% of revenues was primarily due to:

•      the deleveraging of a significant portion of our SG&A expenses, primarily payroll and related benefits net of lower incentive compensation requirements, by approximately 1.1% of revenues; and

•      expenses, primarily consulting fees and severance, aggregating $21.3 million, or 0.6% of revenues, incurred in connection with our initiatives to control expenses and to reduce our cost structure, which initiatives included headcount and salary reductions and the centralization and redesign of various store and corporate job functions; offset by

•      a lower level of advertising and promotions costs incurred in fiscal year 2009 of approximately 0.1% of revenues, primarily due to a lower level of spending by our Specialty Retail stores.  During the first quarter of fiscal year 2008, we incurred incremental advertising and promotions costs in connection with the celebration of the 100th anniversary of Neiman Marcus in October 2007.

Income from credit card program, net.  We earned HSBC Program Income of $50.0 million, or 1.4% of revenues, in fiscal year 2009 compared to $65.7 million, or 1.4% of revenues, in fiscal year 2008.

Depreciation expense.  Depreciation expense was $150.8 million, or 4.1% of revenues, in fiscal year 2009 compared to $148.4 million, or 3.2% of revenues, in fiscal year 2008.  The increase in depreciation expense as a percentage of revenues results primarily from the deleveraging of these costs on lower revenues.

Amortization expense.  Amortization of intangible assets (primarily customer lists and favorable lease commitments) aggregated $72.7 million, or 2.0% of revenues, in fiscal year 2009 compared to $72.2 million, or 1.6% of revenues, in fiscal year 2008.  The increase in amortization expense as a percentage of revenues results primarily from the deleveraging of these costs on lower revenues.

Impairment charges.  In fiscal year 2009, we recorded impairment charges, related primarily to our tradenames and goodwill, aggregating $703.2 million in connection with the review of our long-lived assets for recoverability, as more fully explained in Note 7 in our notes to consolidated financial statements.

In the fourth quarter of fiscal year 2008, we recorded a $31.3 million, or 0.7% of revenues, pretax impairment charge related to the writedown to fair value of the Horchow tradename.

Other income.  In the first quarter of fiscal year 2008, we recorded a pension curtailment gain of $32.5 million, or 0.7% of revenues, as a result of our decision to freeze certain Pension and SERP benefits as of December 31, 2007, as more fully explained in Note 14 in our notes to consolidated financial statements.

Segment operating earnings.  Segment operating earnings for our Specialty Retail stores and Direct Marketing segments do not reflect either the impact of adjustments to revalue our assets and liabilities to estimated fair value at the Acquisition date or impairment charges related to declines in fair value subsequent to the Acquisition date.  The reconciliation of segment operating earnings to total operating loss is as follows:

Specialty Retail stores	$112.4
Direct Marketing	70.6
Amortization of intangible assets and favorable lease commitments	(72.7)
Corporate expenses	(60.0)
Impairment charges	(703.2)
Total operating loss	$(652.9)

Operating earnings for our Specialty Retail stores segment were $112.4 million, or 3.8% of Specialty Retail stores revenues, for fiscal year 2009 compared to $476.7 million, or 12.4% of Specialty Retail stores revenues, for the prior fiscal year.  The decrease in operating margin as a percentage of revenues was primarily due to:

•      lower level of full-price sales as a result of weak customer demand and higher net markdowns and promotional costs incurred to liquidate on-hand inventories held in excess of sales trends; and

•      the deleveraging of a significant portion of our expenses on the lower level of revenues; partially offset by

•      a lower level of spending for advertising and promotion costs.

Operating earnings for Direct Marketing were $70.6 million, or 10.8% of Direct Marketing revenues, in fiscal year 2009 compared to $117.7 million, or 15.7% of Direct Marketing revenues, for the prior fiscal year.  The decrease in operating margin as a percentage of revenues for Direct Marketing was primarily the result of:

•      a decrease in margins primarily due to higher net markdowns in response to weak customer demand; and

•      the deleveraging of a significant portion of our expenses.

Interest expense, net.  Net interest expense was $235.6 million, or 6.5% of revenues, in fiscal year 2009 and $239.8 million, or 5.2% of revenues, for the prior fiscal year.  The net decrease in interest expense is primarily due to 1) the decrease in interest rates on our variable-rate indebtedness, partially offset by 2) incremental PIK interest on the Senior Notes, 3) lower interest income and 4) lower capitalized interest as a result of lower capital expenditures.  The significant components of interest expense are as follows:

	Fiscal year ended
(in thousands)	August 1, 2009	August 2, 2008

Senior Secured Term Loan Facility	$90,952	$106,504
2028 Debentures	8,906	8,903
Senior Notes	66,356	63,000
Senior Subordinated Notes	52,028	51,875
Amortization of debt issue costs	17,185	14,217
Other	3,709	3,275
Total interest expense	239,136	247,774
Less:
Interest income	2,569	4,933
Capitalized interest	993	3,036
Interest expense, net	$235,574	$239,805

Income tax (benefit) expense.  Our effective income tax rate for fiscal year 2009 was 24.8% compared to 37.0% for fiscal year 2008.  No income tax benefit exists related to the $329.7 million of goodwill impairment charges recorded in fiscal year 2009.  Excluding the impact of the goodwill impairment charges, our effective income tax rate was 39.5% for fiscal year 2009.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  During the third quarter of fiscal year 2009, we closed the IRS examination of fiscal years 2005 and 2006 and received net refunds of approximately $2.8 million.  In addition, as a result of the completion of the audit and IRS determination regarding certain deductions taken in connection with the Acquisition, we recorded a decrease in the gross amount of unrecognized tax benefits of $13.7 million and a decrease in accrued interest and penalties of $2.2 million. This $15.9 million reduction in our liability for unrecognized tax benefits resulted in a decrease to goodwill of $17.3 million and a tax benefit of $1.3 million, offset by a decrease to deferred tax liabilities of $2.7 million during fiscal year 2009.  Finally, in the fourth quarter of fiscal year 2009, we recorded a decrease to our recorded liability for unrecognized tax benefits and a corresponding reduction to goodwill of $0.7 million as a result of the expiration of statutes of limitation in various taxing jurisdictions.

During the fourth quarter of fiscal year 2008, we entered into a negotiated settlement with a state tax authority regarding a state non-filing position which resulted in a decrease in our accruals for uncertain tax positions and a reduction to our gross unrecognized tax benefits of $7.2 million and a corresponding decrease to goodwill of $3.0 million related to the resolution of uncertainties that existed at the time of the Acquisition.

The IRS is now examining our federal tax returns for fiscal year 2007.  We believe our recorded tax liabilities as of August 1, 2009 are sufficient to cover any potential assessments to be made by the IRS upon the completion of their examinations. We will continue to monitor the progress of the IRS examinations and review our recorded tax liabilities for potential audit assessments.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2005.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next 12 months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our consolidated financial statements.

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

Comparable revenues for the fifty two weeks ended July 26, 2008 were $4,464.4 million compared to $4,390.1 million in fiscal year 2007, representing an increase of 1.7%.  Comparable revenues increased in fiscal year 2008 by 1.3% for Specialty Retail stores and 3.8% for Direct Marketing compared to fiscal year 2007. New stores generated sales of $86.4 million for the fifty two weeks ended July 26, 2008 while revenues for the 53rd week were $49.8 million.

Our comparable revenues trends were stronger in the first part of fiscal year 2008.  We began to experience a lower level of customer spending in the second quarter of fiscal year 2008 which continued into the third and fourth quarters of fiscal year 2008.

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

The net increase in COGS as a percentage of revenues in fiscal year 2008 was primarily due to decreased margins generated by both our Specialty Retail stores and Direct Marketing operation of approximately 1.1% of revenues.  The increase in COGS as a percentage of revenues reflects the lower level of customer demand we experienced in fiscal year 2008.  As a result, we generated a lower level of full-price sales in fiscal year 2008 and incurred higher markdowns and sales promotions costs to liquidate on-hand inventories held in excess of sales trends.  In addition, our Direct Marketing operation realized lower margins on delivery and processing revenues as a result of discounted and free shipping promotions.

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

Impairment charges.  In the fourth quarter of fiscal year 2008, we recorded a $31.3 million, or 0.7% of revenues, pretax impairment charge related to the writedown to fair value of the Horchow tradename based upon lower revenues and royalty rate expectations with respect to the Horchow brand in light of current operating performance and future operating expectations.

In the fourth quarter of fiscal year 2007, we recorded a $11.5 million, or 0.3% of revenues, pretax impairment charge related to the writedown to fair value of the Horchow tradename.

Other income.  In the first quarter of fiscal year 2008, we recorded a pension curtailment gain of $32.5 million, or 0.7% of revenues, as a result of our decision to freeze certain Pension and SERP benefits as of December 31, 2007.

In fiscal year 2007, other income of $10.2 million was comprised of income related to proceeds received from an investment and gift card breakage.  In the first quarter of fiscal year 2007, we received consideration aggregating $4.2 million, or 0.1% of revenues, in connection with the merger of Wedding Channel.com, in which we held a minority interest, and The Knot. We accounted for our investment in Wedding Channel.com under the cost method. In prior years, we had previously reduced our carrying value of this investment to zero.

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

Segment operating earnings.  Segment operating earnings for our Specialty Retail stores and Direct Marketing segments do not reflect the impact of adjustments to revalue our assets and liabilities to estimated fair value at the Acquisition date.  The reconciliation of segment operating earnings to total operating earnings is as follows:

Specialty Retail stores	$476.7
Direct Marketing	117.7
Amortization of intangible assets and favorable lease commitments	(72.2)
Corporate expenses and other	(55.8)
Total operating earnings	$466.4

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

Non-GAAP Financial Measure — EBITDA and Adjusted EBITDA

We present the non-GAAP financial performance measures of EBITDA and Adjusted EBITDA because we use these measures to monitor and evaluate the performance of our business and believe the presentation of these measures will enhance investors’ ability to analyze trends in our business, evaluate our performance relative to other companies in our industry and evaluate our ability to service our debt.  In addition, we use performance targets based on Adjusted EBITDA as a component of the measurement of incentive compensation as described under “Executive Compensation — Compensation Discussion and Analysis — 2009 Executive Officer Compensation.”

EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA and Adjusted EBITDA may vary from others in our industry.  In addition, EBITDA and Adjusted EBITDA contain some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the indentures governing NMG’s senior secured Asset-Based Revolving Credit Facility, Senior Secured Term Loan Facility, Senior Notes and Senior Subordinated Notes.  EBITDA and Adjusted EBITDA should not be considered as alternatives to operating earnings or net earnings as measures of operating performance.  In addition, EBITDA and Adjusted EBITDA are not presented as and should not be considered as alternatives to cash flows as measures of liquidity.  EBITDA and Adjusted EBITDA have important limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.  For example, EBITDA and Adjusted EBITDA:

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

The following table reconciles (loss) earnings from continuing operations as reflected in our consolidated statements of operations prepared in accordance with GAAP to EBITDA and Adjusted EBITDA:

	Fiscal year ended
(dollars in millions)	August 1, 2009		August 2, 2008	July 28, 2007

(Loss) earnings from continuing operations	$(668.0	)(1)	$142.8 (2)	$134.7 (3)
Income tax (benefit) expense	(220.5)		83.8	82.3
Interest expense, net	235.6		239.8	259.8
Depreciation expense	150.8		148.4	136.5
Amortization of intangible assets and favorable lease commitments	72.7		72.2	72.3
EBITDA	(429.4	)(1)	687.0 (2)	685.6 (3)
EBITDA rate	(11.8)%		14.9%	15.6%
Non-cash impairment of long-lived assets	703.2		31.3	11.5
Other income	—		(32.5)	(10.2)
Adjusted EBITDA	$273.8		$685.8	$686.9
Adjusted EBITDA rate	7.5%		14.9%	15.6%

(1)   For fiscal year 2009, operating loss and EBITDA include pretax impairment charges related to 1) $329.7 million for the writedown to fair value of goodwill, 2) $343.2 million for the writedown to fair value of the net carrying value of tradenames and 3) $30.3 million for the writedown to fair value of the net carrying value of certain long-lived assets.

(2)   For fiscal year 2008, operating earnings and EBITDA include 1) $32.5 million of other income related to a pension curtailment gain as a result of our decision to freeze certain Pension and SERP benefits as of December 31, 2007, offset by 2) $31.3 million pretax impairment charge related to the writedown to fair value of the Horchow tradename.

(3)   For fiscal year 2007, operating earnings and EBITDA include 1) $11.5 million pretax impairment charge related to the writedown to fair value of the Horchow tradename, offset by 2) $4.2 million of other income we received in connection with the merger of Wedding Channel.com, in which we held a minority interest, and The Knot and 3) $6.0M of other income related to aged, non-escheatable gift cards.

Inflation and Deflation

We believe changes in revenues and net earnings that have resulted from inflation or deflation have not been material during the periods presented. In recent years, we have experienced certain inflationary conditions related to 1) increases in product costs primarily due to changes in foreign currency exchange rates that have reduced the purchasing power of the U.S. dollar and 2) increases in SG&A. We purchase a substantial portion of our inventory from foreign suppliers whose costs are affected by the fluctuation of their local currency against the dollar or who price their merchandise in currencies other than the dollar. Fluctuations in the Euro-U.S. dollar exchange rate affect us most significantly; however, we source goods from numerous countries and thus are affected by changes in numerous currencies and, generally, by fluctuations in the U.S. dollar relative to such currencies. Accordingly, changes in the value of the dollar relative to foreign currencies may increase our cost of goods sold and if we are unable to pass such cost increases to our customers, our gross margins, and ultimately our earnings, would decrease. Foreign currency fluctuations could have a material adverse effect on our business, financial condition and results of operations in the future. We attempt to offset the effects of inflation through price increases and control of expenses, although our ability to increase prices may be limited by competitive factors. We attempt to offset the effects of merchandise deflation, which has occurred on a limited basis in recent years, through control of expenses. There is no assurance, however, that inflation or deflation will not materially affect our operations in the future.

LIQUIDITY AND CAPITAL RESOURCES

Our cash requirements consist principally of:

•      the funding of our merchandise purchases;

•      capital expenditures for new store construction, store renovations and upgrades of our management information systems;

•      debt service requirements;

•      income tax payments; and

•      obligations related to our Pension Plan.

Our primary sources of short-term liquidity are comprised of cash on hand, availability under our Asset-Based Revolving Credit Facility and vendor financing. The amounts of cash on hand and borrowings under the Asset-Based Revolving Credit Facility are influenced by a number of factors, including revenues, working capital levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments and debt service obligations, Pension Plan funding obligations and tax payment obligations, among others.  As to vendor financing, some of our vendors have experienced serious cash flow issues, reductions in available credit from banks, factors or other financial institutions, or increases in the cost of capital as a result of current economic conditions.  To counteract their cash flow problems, our vendors may attempt to increase their prices, pass through increased costs, alter historical credit and payment terms available to us or seek other relief.  Any of these actions could have an adverse impact on our relationship with the vendor or constrain the amounts or timing of our purchases from the vendor and, ultimately, have an adverse impact on our revenues, profitability and liquidity.

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of inventories.  We have typically financed the increases in working capital needs during the first and second fiscal quarters with available cash balances, cash flows from operations and, if necessary, with cash provided from borrowings under our credit facilities.  We have made no borrowings under our Asset-Based Revolving Credit Facility during fiscal years 2009 or 2008.

We believe that operating cash flows, available vendor financing and amounts available pursuant to our senior secured Asset-Based Revolving Credit Facility as well as our option to elect PIK Interest under the Senior Notes through October 15, 2010, will be sufficient to fund our operations, anticipated capital expenditure requirements, debt service obligations, contractual obligations and commitments and Pension Plan funding requirements through the end of fiscal year 2010.

At August 1, 2009, cash and cash equivalents were $323.4 million compared to $239.2 million at August 2, 2008. Net cash provided by operating activities was $210.8 million for fiscal year 2009 compared to $285.3 million in fiscal year 2008. Cash flows provided by operating activities were $74.5 million lower in fiscal year 2009 than in the prior fiscal year primarily due to the lower levels of revenues and earnings generated in the current year.

Net cash used for investing activities, representing capital expenditures, was $101.5 million in fiscal year 2009 and $183.5 million in fiscal year 2008.  We incurred significant capital expenditures in fiscal year 2009 related to the construction of new stores in Topanga (the greater Los Angeles area) and Bellevue (suburban Seattle). We incurred capital expenditures in fiscal year 2008 related to the construction of new stores in Natick and Topanga and the remodel of our Atlanta and Westchester stores. We opened our Natick store in September 2007, our Topanga store in September 2008 and our Bellevue store in September 2009. In light of current economic conditions and delays in certain real estate projects, we have reduced our current and near-term construction commitments and currently project gross capital expenditures for fiscal year 2010 to be approximately $70 to $80 million.  Net of developer contributions, capital expenditures for fiscal year 2010 are projected to be approximately $55 to $65 million.

Net cash used for financing activities was $25.0 million in fiscal year 2009 as compared to $3.9 million in fiscal year 2008.  In fiscal year 2009, we incurred $23.4 million of debt issuance costs as a result of amending and restating the terms of our asset-based revolving credit facility.

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

Financing Structure at August 1, 2009

Our major sources of funds are comprised of vendor financing, a $600.0 million Asset-Based Revolving Credit Facility, $1,625.0 million Senior Secured Term Loan Facility (including $26.6 million of borrowings classified as current liabilities), $734.5 million Senior Notes, $500.0 million Senior Subordinated Notes, $125.0 million 2028 Debentures and operating leases.

Senior Secured Asset-Based Revolving Credit Facility.  On July 15, 2009, NMG amended and restated the terms of its existing asset-based revolving credit facility (which had been scheduled to mature on October 6, 2010).  The terms of the amended and restated Asset-Based Revolving Credit Facility include a scheduled maturity date of January 15, 2013 and a maximum committed borrowing capacity of $600.0 million (the same amount as in the prior facility).  The new facility also provides an uncommitted accordion feature that allows NMG to request the lenders to provide additional capacity in either the form of increased revolving commitments or incremental term loans, subject to a potential total maximum facility of $800 million.

The Asset-Based Revolving Credit Facility provides committed financing of up to $600.0 million, subject to a borrowing base.  The Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice.  The borrowing base for the Asset-Based Revolving Credit Facility is equal to at any time the sum of (a) the lesser of (i) 80% of eligible inventory (valued at the lower of cost or market value) and (ii) 85% of the net orderly liquidation value of eligible inventory, and (b) 85% of the amounts owed by credit card processors in respect of eligible credit card accounts constituting proceeds arising from the sale or disposition of inventory, less certain reserves.   Through April 30, 2011 NMG is required to maintain excess availability of at least the greater of (a) 10% of the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base and (b) $50 million under the terms of the Asset-Based Revolving Credit Facility.  After April 30, 2011, if at any time, excess availability is less than the greater of (a) 15% of the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base and (b) $60 million, NMG will be required to maintain a pro forma ratio of consolidated EBITDA to consolidated Fixed Charges (as such terms are defined in the credit agreement) of at least 1.1 to 1.0.  On August 1, 2009, NMG had no borrowings outstanding under this facility, $32.8 million of outstanding letters of credit and $468.5 million of unused borrowing availability.

See Note 9 of our Notes to Consolidated Financial Statements in Item 15 for a further description of the terms of the Asset-Based Revolving Credit Facility.

Senior Secured Term Loan Facility.  In October 2005, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility.  NMG voluntarily repaid $100.0 million principal amount of its loans under the Senior Secured Term Loan Facility in fiscal year 2006 and $250 million in fiscal year 2007.  At August 1, 2009, the outstanding balance under the Senior Secured Term Loan Facility was $1,625.0 million (including $26.6 million of borrowings classified as current liabilities).  The principal amount of the loans outstanding is due and payable in full on April 6, 2013.

At August 1, 2009, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 2.50% at August 1, 2009.  The applicable margin is subject to adjustment based on contractually defined debt coverage ratios.  At August 1, 2009, the applicable margin with respect to base rate borrowings was 1.00% and the applicable margin with respect to LIBOR borrowings was 2.00%.

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

Senior Notes.  NMG has $734.5 million aggregate principal amount of 9.0% / 9.75% Senior Notes under a senior indenture (Senior Indenture).  NMG’s Senior Notes mature on October 15, 2015.  We negotiated for the right to include the PIK feature in our Senior Notes because of our belief that this feature could be a useful tool to enhance liquidity under appropriate circumstances. In the second quarter of fiscal year 2009, given the dislocation in the financial markets and the uncertainty as to when reasonable conditions will return, we believed that it was appropriate to utilize this feature, even though we had unused borrowing capacity under our $600.0 million revolving credit facility. Accordingly, we elected to pay PIK Interest for the three quarterly interest periods ending on October 14, 2009 and to make such interest payments with the issuance of additional Senior Notes at the PIK Interest rate of 9.75% instead of paying interest in cash.  As a result, the original principal amount of Senior Notes of $700.0 million increased by $17.1 million on April 14, 2009 and by $17.4 million on July 14, 2009.

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

Interest Rate Swaps.  In connection with the Acquisition, we obtained $2,575.0 million of floating rate debt agreements, of which $2,125.0 million was outstanding at the Acquisition date and $1,625.0 million is outstanding at August 1, 2009 (including $26.6 million of borrowings classified as current liabilities).  Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  These swap agreements hedge a portion of our contractual floating rate interest commitments through the expiration of the agreements in December 2010.  As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.831% to 6.983% per quarter through 2010 and result in an average fixed rate of 6.900%.

Contractual Obligations and Commitments

The following table summarizes our estimated significant contractual cash obligations at August 1, 2009:

	Payments Due By Period
(in thousands)	Total	Fiscal Year 2010	Fiscal Years 2011-2012	Fiscal Years 2013-2014	Fiscal Year 2015 and Beyond
Contractual obligations:
Senior Secured Term Loan Facility (1)	$1,625,000	$26,617	$—	$1,598,383	$—
Senior Notes	734,500	—	—	—	734,500
Senior Subordinated Notes	500,000	—	—	—	500,000
2028 Debentures	125,000	—	—	—	125,000
Interest requirements (2)	1,117,300	213,500	352,300	283,800	267,700
Lease obligations	900,900	55,600	103,100	91,500	650,700
Minimum pension funding obligation (3)	161,000	—	60,500	57,200	43,300
Other long-term liabilities (4)	69,100	5,000	11,400	13,200	39,500
Construction and purchase commitments (5)	887,900	799,500	40,600	47,800	—
	$6,120,700	$1,100,217	$567,900	$2,091,883	$2,360,700

(1)           Pursuant to the terms of our Senior Secured Term Loan Facility, we will be required to prepay $26.6 million of outstanding borrowings under that facility in the first quarter of fiscal year 2010 from excess cash flow, as defined in the credit agreement governing that facility, that we generated in fiscal year 2009.  The above table does not reflect future excess cash flow prepayments, if any, that may be required under the term loan facility.

(2)           The cash obligations for interest requirements reflect 1) interest requirements on our fixed-rate debt obligations at their contractual rates, 2) interest requirements on floating rate debt obligations not subject to interest rate swaps at rates in effect at August 1, 2009 and 3) interest requirements on floating rate debt obligations subject to interest rate swaps at the fixed rates provided through the swap agreements.  A 1% increase in the floating rates related to floating rate debt outstanding at August 1, 2009 not subject to interest rate swaps would increase annual interest rate requirements by approximately $6.3 million.

(3)           At July 31, 2009 (the most recent measurement date), our actuarially calculated projected benefit obligation for our Pension Plan was $428.0 million and the fair value of the assets was $272.0 million. Our policy is to fund the Pension Plan at or above the minimum amount required by law.  We made a $15.0 million voluntary contribution to the Pension Plan in both fiscal years 2009 and 2008.  Based upon currently available information, we will not be required to make contributions in fiscal year 2010 to the Pension Plan.

(4)           Included in other long-term liabilities at August 1, 2009 are our liabilities for our Pension, SERP and Postretirement Plans aggregating $261.0 million.  Our scheduled obligations with respect to our SERP and Postretirement Plan liabilities consist of expected benefit payments through 2019, as currently estimated using information provided by our actuaries.  Also included in other long-term liabilities at August 1, 2009 are our liabilities related to 1) the unrealized loss on financial instruments of $57.8 million, 2) uncertain tax positions (including related accruals for interest and penalties) of $12.4 million and 3) other obligations aggregating $19.0 million, primarily for employee benefits.  Future cash obligations related to these liabilities are not currently estimable.

(5)           Construction commitments relate primarily to obligations pursuant to contracts for the construction of new stores and the renovation of existing stores expected as of August 1, 2009.  These amounts represent the gross construction costs and exclude developer contributions of approximately $54 million which we expect to receive pursuant to the terms of the construction contracts.

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

The following table summarizes the expiration of our significant commercial commitments outstanding at August 1, 2009:

	Amount of Commitment by Expiration Period
(in thousands)	Total	Fiscal Year 2010	Fiscal Years 2011-2012	Fiscal Years 2013-2014	Fiscal Year 2015 and Beyond
Other commercial commitments:
Senior secured asset-based revolving credit facility (1)	$600,000	$—	$—	$600,000	$—
Surety bonds	3,100	3,100	—	—	—
	$603,100	$3,100	$—	$600,000	$—

(1)           As of August 1, 2009, we had no borrowings outstanding under our Senior Secured Asset-Based Revolving Credit Facility, $32.8 million of outstanding letters of credit and $468.5 million of unused borrowing availability. Our working capital requirements are greatest in the first and second fiscal quarters as a result of higher seasonal requirements. See “Description of Other Indebtedness—Senior Secured Asset-Based Revolving Credit Facility” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Seasonality.”

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

Political and General Economic Conditions

•      prolonged weakness in domestic and global capital markets and other economic conditions and the impact of such conditions on our ability to obtain credit;

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

•      the design and implementation of new information systems as well as enhancements of existing systems; and

•      other risks, uncertainties and factors set forth in this Annual Report on Form 10-K, including those set forth in Item 1A, “Risk Factors.”

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

While we believe that our past estimates and assumptions have been materially accurate, the amounts currently estimated are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. We make adjustments to our assumptions and judgments when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used in preparing the accompanying audited consolidated financial statements.

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

We maintain reserves for anticipated sales returns primarily based on our historical trends related to returns by our retail and direct marketing customers. Our reserves for anticipated sales returns aggregated $29.7 million at August 1, 2009 and $45.0 million at August 2, 2008. As the vast majority of merchandise returns are made in less than 30 days after the sales transaction, we believe the risk that differences between our estimated and actual returns will have a material impact on our consolidated financial statements is minimal.

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

The areas requiring significant management judgment related to the valuation of our inventories include 1) setting the original retail value for the merchandise held for sale, 2) recognizing merchandise for which the customer’s perception of value has declined and appropriately marking the retail value of the merchandise down to the perceived value and 3) estimating the shrinkage that has occurred between physical inventory counts. These judgments and estimates, coupled with the averaging processes within the retail method can, under certain circumstances, produce varying financial results. Factors that can lead to different financial results include 1) determination of original retail values for merchandise held for sale, 2) identification of declines in perceived value of inventories and processing the appropriate retail value markdowns and 3) overly optimistic or conservative estimation of shrinkage. In prior years, we have made no material changes to our estimates of shrinkage or markdown requirements on inventories held as of the end of our fiscal years.  We do not believe that the assumptions used in these estimates at August 1, 2009 will change significantly based upon our prior experience or that changes in these estimates, if any, will have a material effect on our future operating performance.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise. These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold. The amounts of vendor allowances we received did not have a significant impact on the year-over-year change in gross margin during fiscal years 2009, 2008 or 2007. We received vendor allowances of $107.7 million, or 3.0% of revenues, in fiscal year 2009, $109.6 million, or 2.4% of revenues, in fiscal year 2008 and $96.1 million, or 2.2% of revenues, in fiscal year 2007.

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

We assess the recoverability of the carrying values of our store assets, consisting of property and equipment, customer lists and favorable lease commitments, annually and upon the occurrence of certain events (e.g., opening a new store near an existing store or announcing plans for a store closing). The recoverability assessment requires judgment and estimates of future store generated cash flows. The underlying estimates of cash flows include estimates for future revenues, gross margin rates and store expenses. We base these estimates upon the stores’ past and expected future performance. New stores may require two to five years to develop a customer base necessary to generate the cash flows of our more mature stores. To the extent our estimates for revenue growth and gross margin improvement are not realized, future annual assessments could result in impairment charges.

Indefinite-Lived Intangible Assets and Goodwill.  Indefinite-lived intangible assets, such as tradenames, and goodwill, are not subject to amortization. Rather, we assess the recoverability of indefinite-lived intangible assets and goodwill in the fourth quarter of each fiscal year and upon the occurrence of certain events.

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

If the recorded carrying value of the tradename exceeds its estimated fair value, an impairment charge is recorded to write the tradename down to its estimated fair value.  The tradename impairment testing process is subject to inherent uncertainties and subjectivity.  The use of different assumptions, estimates or judgments could materially increase or decrease any related impairment charge.  We believe our estimates are appropriate based upon current market conditions and the best information available at the assessment date.  However, future impairment charges could be required if we do not achieve our current revenue and profitability projections, market royalty rates decrease or the weighted average cost of capital increases.  We currently estimate that the fair value of our tradenames decreases by approximately $225 million for each 0.5% decrease in market royalty rates and by approximately $90 million for each 0.5% increase in the weighted average cost of capital.

The assessment of the recoverability of the goodwill associated with our Neiman Marcus stores, Bergdorf Goodman stores and Direct Marketing reporting units involves a two-step process.  The first step requires the comparison of the estimated enterprise fair value of each of our reporting units to its recorded carrying value.  We estimate the enterprise fair value based on discounted cash flow techniques.  Inputs to the valuation model include:

•      estimated future cash flows;

•      growth assumptions for future revenues as well as future gross margin rates, expense rates and other estimates; and

•      rate used to discount our estimated future cash flow projections to their present value (or estimated fair value).

The projected sales, gross margin and SG&A expense rate assumptions and capital expenditures are based on our annual business plan or other forecasted results.  Discount rates reflect market-based estimates (based on the weighted average cost of capital) of the risks associated with the projected cash flows directly resulting from the use of those assets in operations.  The estimates of the enterprise fair values of our reporting units are based on the best information available as of the date of the assessment.

If the recorded carrying value of a reporting unit exceeds its estimated enterprise fair value in the first step, a second step is performed in which we allocate the enterprise fair value to the fair value of the reporting unit’s net assets.  The second step of the impairment testing process requires, among other things, the estimation of the fair values of substantially all of our tangible and intangible assets.  Any enterprise fair value in excess of amounts allocated to such net assets represents the implied fair value of goodwill for that reporting unit.  If the recorded goodwill balance for a reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded to write goodwill down to its fair value.

The goodwill impairment testing process is subject to inherent uncertainties and subjectivity.  The use of different assumptions, estimates or judgments in either step of the process, including with estimation of the projected future cash flows of our reporting units, the discount rate used to reduce such projected future cash flows to their net present value, and the estimation of the fair value of the reporting units’ tangible and intangible assets and liabilities, could materially increase or decrease the fair value of the reporting unit’s net assets and, accordingly, could materially increase or decrease any related impairment charge.  We believe our estimates are appropriate based upon current market conditions and the best information available at the assessment date.  However, future impairment charges could be required if we do not achieve our current revenue and profitability projections or the weighted average cost of capital increases.  We currently estimate that a 5% decrease in the estimated fair value of the net assets of each of our reporting units as compared to the values used in the preparation of these financial statements would increase the impairment charge related to goodwill by approximately $200 million.  In addition, we currently estimate that the fair value of our goodwill decreases by approximately $300 million for each 0.5% increase in the discount rate used to estimate fair value.

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

Benefit Plans.  We sponsor a noncontributory defined benefit pension plan (Pension Plan), an unfunded supplemental executive retirement plan (SERP Plan) which provides certain employees additional pension benefits and a postretirement plan providing eligible employees limited postretirement health care benefits (Postretirement Plan). In calculating our obligations and related expense, we make various assumptions and estimates, after consulting with outside actuaries and advisors. The annual determination of expense involves calculating the estimated total benefits ultimately payable to plan participants and allocating this cost to the periods in which services are expected to be rendered. We use the projected unit credit method in recognizing pension liabilities. The Pension and SERP Plans are valued annually as of the beginning of each fiscal year.

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

Significant assumptions utilized in the calculation of our projected benefit obligations as of August 1, 2009 and future expense requirements for our Pension Plan, SERP Plan and Postretirement Plan, and sensitivity analysis related to changes in these assumptions, are as follows:

			Using Sensitivity Rate
	Actual Rate	Sensitivity Rate Increase/(Decrease)	Increase in Liability (in millions)	Increase in Expense (in millions)
Pension Plan:
Discount rate	5.90%	(0.25)%	$16.1	$1.7
Expected long-term rate of return on plan assets	8.00%	(1.00)%	n/a	$3.2
Rate of future compensation increase	4.50%	0.25%	$0.5	$0.1
SERP Plan:
Discount rate	5.90%	(0.25)%	$2.7	Insignificant
Rate of future compensation increase	4.50%	0.25%	$0.5	Insignificant
Postretirement Plan:
Discount rate	5.80%	(0.25)%	$0.5	Insignificant
Ultimate health care cost trend rate	8.00%	1.00%	$2.2	$0.2

Self-insurance and Other Employee Benefit Reserves.  We use estimates in the determination of the required accruals for general liability, workers’ compensation and health insurance. We base these estimates upon an examination of historical trends, industry claims experience and independent actuarial estimates. Although we do not expect that we will ultimately pay claims significantly different from our estimates, self-insurance reserves could be affected if future claims experience differ significantly from our historical trends and assumptions. Self-insurance reserves including general liability, workers’ compensation and health insurance aggregated $35.5 million at August 1, 2009 and $44.1 million at August 2, 2008.

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

In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which delays the effective date of fair value disclosures required by SFAS 157 for all nonfinancial assets, such as intangible assets and goodwill, and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  FSP 157-2 is effective for fiscal years beginning after November 15, 2008, or our fiscal year ending July 31, 2010.  We have not yet evaluated the impact of adopting FSP 157-2 on our consolidated financial statements.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (SFAS 165), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued, including the required disclosure of the date through which subsequent events have been evaluated and the basis for that date.  SFAS 165 is effective for interim or annual periods ending after June 15, 2009.  We adopted SFAS 165 during the fourth quarter of fiscal year 2009, as more fully described in Note 1 “Basis of Presentation.”

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

In connection with the Acquisition, NMG obtained $2,575.0 million of floating rate debt agreements, of which $2,125.0 million was outstanding at the Acquisition date and $1,625.0 million is outstanding under its Senior Secured Term Loan Facility at August 1, 2009 (including $26.6 million of borrowings classified as current liabilities).  In addition, as of August 1, 2009, NMG had no borrowings outstanding under its Asset-Based Revolving Credit Facility.  Future borrowings under NMG’s Asset-Based Revolving Facility, to the extent of outstanding borrowings, would be affected by interest rate changes.

Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  These swap agreements hedge a portion of our contractual floating rate interest commitments through the expiration of the agreements in December 2010.  As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.831% to 6.983% per quarter through 2010 and result in an average fixed rate of 6.900%.  A 1% increase in the rates relating to the portion of our floating rate date that is not hedged would increase annual interest expense by approximately $6.3 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and supplementary data are included as pages F-1 through F-46 at the end of this Annual Report on Form 10-K:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a.             Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of August 1, 2009, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b.             Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of August 1, 2009. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting. Our independent registered public accounting firm, Ernst & Young LLP, has audited our consolidated financial statements and has issued an attestation report on the effectiveness of our internal controls over financial reporting as of August 1, 2009.

c.             Changes in Internal Control over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. No change occurred in our internal controls over financial reporting during the quarter ended August 1, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age, and position of individuals who currently serve as our directors and executive officers.

Name	Age	Position
David A. Barr	46	Director since 2005
Jonathan Coslet	44	Director since 2005
James Coulter	49	Director since 2005
John G. Danhakl	53	Director since 2005
Sidney Lapidus	71	Director since 2005
Kewsong Lee	44	Director since 2005
Carrie Wheeler	37	Director since 2005
Burton M. Tansky	71	Director since 2005, President and Chief Executive Officer
Karen W. Katz	52	Executive Vice President and President and Chief Executive Officer of Neiman Marcus Stores
James E. Skinner	56	Executive Vice President and Chief Financial Officer
James J. Gold	45	President and Chief Executive Officer of Bergdorf Goodman
Gerald A. Barnes	56	President and Chief Executive Officer of Neiman Marcus Direct
Nelson A. Bangs	56	Senior Vice President and General Counsel
Marita O’Dea	60	Senior Vice President and Chief Human Resource Officer
Phillip L. Maxwell	61	Senior Vice President and Chief Information Officer
Wayne A. Hussey	59	Senior Vice President, Properties and Store Development

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

Jonathan Coslet has been a partner of TPG Capital, L.P. since 1993 and is currently a senior partner and member of the firm’s Executive, Management and Investment Committees.  Prior to joining TPG Capital, L.P., Mr. Coslet worked at Donaldson, Lufkin & Jenrette, specializing in leveraged acquisitions and high yield finance from 1991 to 1993.  Mr. Coslet also serves on the board of directors of Harrah’s Entertainment, Inc., Quintiles Transnational Corp., IASIS Healthcare Corp., Petco Animal Supplies, Inc., and Biomet, Inc.

James Coulter co-founded TPG Capital, L.P. in 1992.  From 1986 to 1992, Mr. Coulter was a Vice President of Keystone, Inc.  From 1986 to 1988, Mr. Coulter was also associated with SPO Partners, an investment firm that focuses on public market and private minority investments.  Mr. Coulter also serves on the board of directors of Lenovo Group Limited and J. Crew Group, Inc.

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

Sidney Lapidus retired in December 2007 as Managing Director and Senior Advisor of Warburg Pincus LLC.  He had been employed at Warburg Pincus since 1967.  He presently serves as a director of Lennar Corporation and Knoll, Inc.  He serves on the boards of a number of non-profit organizations including New York University Langone Medical Center, the American Antiquarian Society, and the New York Historical Society, and is chairman of the American Jewish Historical Society.

Kewsong Lee has been a member and managing director of Warburg Pincus LLC and a general partner of Warburg Pincus & Co. since January 1997 and is currently a member of Warburg Pincus LLC’s Executive Management Group.  He has been employed at Warburg Pincus since 1992.  Prior to joining Warburg Pincus, Mr. Lee served as a consultant at McKinsey & Company, Inc. from 1990 to 1992.  Mr. Lee also serves on the board of directors of Arch Capital Group, Ltd., MBIA Inc., and several privately held companies.

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

James E. Skinner was elected Executive Vice President and Chief Financial Officer and appointed a member of the Office of the Chairman in October 2007.  From October 2005 to October 2007, he served as Senior Vice President and Chief Financial Officer.  From October 2001 to October 2005, he served as Senior Vice President and Chief Financial Officer of The Neiman Marcus Group, Inc.  From August 2000 through December 2000, Mr. Skinner served as Senior Vice President and Chief Financial Officer of Caprock Communications Corp. and from 1994 until 2000, he served as Executive Vice President, Chief Financial Officer and Treasurer for CompUSA Inc.  Mr. Skinner serves on the board of directors of Fossil, Inc.

James J. Gold has been President and Chief Executive Officer of Bergdorf Goodman since May 2004.  Mr. Gold served as Senior Vice President, General Merchandise Manager of Neiman Marcus Stores from December 2002 to May 2004, as Division Merchandise Manager from June 2000 to December 2002, and as Vice President of the Neiman Marcus Last Call Clearance Division from March 1997 to June 2000.

Gerald A. Barnes  has been President and Chief Executive Officer of Neiman Marcus Direct since April 2009.  He served as Executive Vice President, Merchandising, Neiman Marcus Direct from April 2008 to April 2009 and as Senior Vice President, General Merchandise Manager, Fashion, Neiman Marcus Direct from 2001 until 2007.

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

Board Committees

Our Board of Directors has established an audit committee, a compensation committee, and an executive committee.  The members of our audit committee for fiscal year 2009 were David A. Barr, Carrie Wheeler, and Sidney Lapidus.  The audit committee recommends the annual appointment of auditors with whom the audit committee reviews the scope of audit and non-audit assignments and related fees, accounting principles we use in financial reporting, internal auditing procedures and the adequacy of our internal control procedures.  The members of our executive committee are Jonathan Coslet, Kewsong Lee, and Burton M. Tansky.  The executive committee manages the affairs of the Company as necessary between meetings of our Board of Directors and acts on matters that must be dealt with prior to the next scheduled Board meeting.  The members of our compensation committee are Jonathan Coslet, Kewsong Lee, and John Danhakl.  The compensation committee reviews and approves the compensation and benefits of our employees, directors and consultants, administers our employee benefit plans, authorizes and ratifies stock option and/or restricted stock grants and other incentive arrangements, and authorizes employment and related agreements.

Each of the Sponsors has the right to have at least one of its directors sit on each committee of the Board of Directors, to the extent permitted by applicable laws and regulations.

Audit Committee Financial Expert

The Board of Directors has determined that David A. Barr, Chairman of the Audit Committee, meets the criteria set forth in the rules and regulations of the SEC for an “audit committee financial expert.”  Mr. Barr is an employee of one of our Sponsors so therefore would not be considered independent under the independence standards of the New York Stock Exchange.

ITEM 11.       EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis is designed to provide an understanding of our compensation philosophy, core principles and arrangements that are applicable to the executive officers identified in the Summary Compensation Table on page 60 (referred to as the named executive officers).

Compensation Philosophy and Objectives.  We are a premier luxury retailer that has been in business for over a century.  Our continued success depends on the skills of talented leaders who are dedicated to achieving solid financial performance, providing outstanding service to customers, and managing the Company’s assets wisely.  Our compensation program is designed to meet the following objectives:

—      Recruit and retain executives who possess the exceptional ability, experience, and vision to sustain and promote our preeminence in the marketplace.

—      Encourage and reward the achievement of our short- and long-term goals and operating plans.

—      Increase customer satisfaction, improve customer service, provide our customers with the high-end luxury merchandise they have come to expect, and increase the amount of business our customers do with us.

—      Align the interests of our executives with the financial and strategic objectives of our equity investors.

—      Provide total compensation opportunities that meet the expectations of a highly skilled executive team, are aligned and consistent with our fundamental performance and are competitive with the compensation practices and levels offered by companies with whom we compete for talent.

Individual Compensation Components

Base Salary.  Base salary is intended to provide a base level of compensation commensurate with an executive’s job title, role, tenure, and experience.  We utilize base salary as a building block of our compensation program, establishing a salary range for particular positions based on survey data and job responsibilities.  Being competitive in base salary is a minimum requirement to recruit and retain skilled executives.  Specifically, base salary levels of the named executive officers are determined based on a combination of factors, including our compensation philosophy, market compensation data, competition for key executive talent, the named executive officer’s experience, leadership, achievement of specified business objectives, individual performance, our overall budget for merit increases, and attainment of our financial goals.  Salaries are reviewed before the end of each fiscal year as part of our performance and compensation review process as well as at other times to recognize a promotion or change in job responsibilities.  Merit increases are usually awarded to the named executive officers in the same percentage range as all employees and are based on overall performance and competitive market data except in those situations where individual performance and other factors justify awarding increases above or below this range.  Merit increases typically range between two and eight percent.  As a result of overall company performance in fiscal year 2009, the Company implemented a broad salary decrease program that also applied to the named executive officers.  See discussion on “Base Salary” on page 55 of this section.

In addition, Mr. Tansky and Ms. Katz have employment agreements, described in more detail below, that set a minimum salary upon execution of the agreement.

Annual Bonus.  Annual bonus incentives keyed to short-term objectives form the second building block of our compensation program and are designed to provide incentives to achieve certain financial goals of the Company and personal objectives.  These financial goals, which are used to determine annual bonus incentives for all employees, emphasize profitability and asset management.  The Compensation Committee believes that a significant portion of annual cash compensation for the named executive officers should be at risk and tied to our operational and financial results.  “Pay for performance” for the named executive officers has been significantly enhanced in recent years by putting a larger percentage of their potential compensation at risk in the annual bonus incentive program.

All named executive officers are eligible to be considered for annual bonus incentives.  Threshold, target, and maximum annual performance incentives, stated as a percentage of base salary, are established for each of the named executive officers at the beginning of each fiscal year.  The objectives set for Mr. Tansky and other senior officers with broad corporate responsibilities are based on financial results of the overall company as well as individual performance objectives.

When an employee has responsibility for a particular business unit or division, the performance goals are heavily weighted toward the operational performance of that unit.  Actual awards earned by the named executive officers are determined based on an assessment of our overall performance, a review of each named executive officer’s contribution to our overall achievement, and an assessment of each named executive officer’s performance.

The employment agreements of Mr. Tansky and Ms. Katz contain provisions regarding target levels and the payment of annual incentives and are described in more detail below.

Long-Term Incentive.  Long-term incentives in the form of stock options are intended to promote sustained high performance and to align our executives’ interests with those of our equity investors.  The stock options, which vest over five years (other than in the case of Mr. Tansky whose options vest over four years), will only create value for the executives if the value of the Company increases.  This creates a direct correlation to the interests of our equity investors.

An initial stock option grant was made in fiscal year 2006 under the Neiman Marcus, Inc. Management Equity Incentive Plan (referred to as the Management Incentive Plan) to each of the named executive officers.  The initial grant was made following the consummation of the Acquisition in order to retain the senior management team and enable them to share in the growth of the Company along with our equity investors.  All grants of stock options under the Management Incentive Plan have an exercise price at least equal to the fair market value of our common stock on the date of grant.  No grants of stock options have been made to the named executive officers since the initial grant in fiscal year 2006.

In addition, following the consummation of the Acquisition, the Neiman Marcus, Inc. Cash Incentive Plan (referred to as the Cash Incentive Plan) was adopted in fiscal year 2006 to aid in the retention of certain key executives, including our named executive officers.  Under the Cash Incentive Plan, a $14 million cash bonus pool was created to be shared by its participants.  In the event of a change in control or an initial public offering in which the internal rate of return to our investors is positive, each participant in the Cash Incentive Plan, subject generally to continued employment, will be entitled to a cash bonus based upon the number of options that were granted to the participant under the Management Incentive Plan relative to the other participants in the Cash Incentive Plan.  Mr. Tansky will be entitled to receive (subject, with certain exceptions, to continued employment) a cash bonus under the Cash Incentive Plan in the amount of $3,080,911 pursuant to the terms of his employment agreement.  If the internal rate of return to the Sponsors is not positive following a change in control or an initial public offering, no amounts will be paid to those participating in the Cash Incentive Plan.  No amounts have been paid to date under the Cash Incentive Plan and none are anticipated until a change of control or initial public offering occurs.

Executive Officer Compensation

Process for Evaluating Executive Officer Performance

Role of the Compensation Committee.  The Compensation Committee is responsible for determining the compensation of our named executive officers and for establishing, implementing and monitoring adherence to our executive compensation philosophy.  The Compensation Committee charter authorizes the committee to retain and terminate compensation consultants to provide advice and evaluation relative to the named executive officers.  The Compensation Committee is further authorized to approve the fees and retention terms of any consultant it retains.

The Compensation Committee considers input from our CEO, our Senior Vice President and Chief Human Resource Officer, and the compensation consultants in making determinations regarding our executive compensation program and the individual contribution of each of our named executive officers.  The CEO does not play a role in his own compensation determinations other than discussing individual performance objectives.  The CEO’s performance assessment and compensation are reviewed and determined solely by the Compensation Committee.

In developing and reviewing the executive incentive programs, the Compensation Committee considers the business risks inherent in program designs to ensure they do not induce executives to take unacceptable levels of business risk for the purpose of increasing their incentive plan awards.  The Committee ensures that the plan designs are conservative in this respect and that together the compensation components work as a check and balance to ensure executive incentives are fully consistent with the interests of our equity investors.  The Compensation Committee believes that the mix of compensation components used in the determination of our named executive officers’ compensation does not encourage our named executive officers to take unreasonable risks relating to the business.

Role of Management.  As part of our annual planning process, the CEO and the Senior Vice President and Chief Human Resource Officer, with the help of our consultants, develop and recommend a compensation program for all executive officers.  Based on performance assessments, the CEO and the Senior Vice President and Chief Human Resource Officer attend a meeting of the Compensation Committee held for the purpose of considering the executives’ annual compensation and recommend the base salary and any incentive bonus awards or long-term incentive awards, if applicable, for each of the other executive officers, including the named executive officers.  Neither the CEO nor the Senior Vice President and Chief Human Resource Officer participate in the portion of the Compensation Committee meeting during which their own compensation is discussed.

Role of the Compensation Consultants.  In fiscal year 2009, W. T. Haigh & Company, Inc. continued to provide the Compensation Committee and the Company comparative market data regarding executive compensation to assist in establishing reference points for the principal components of compensation.  They also provide information regarding compensation trends in the general marketplace, compensation practices of other retail companies, and regulatory and compliance developments.

Competitive Market Assessment.  The Compensation Committee requests information from the compensation consultants to determine if any element of compensation needs adjustment in order to comply with our strategy of targeting executive compensation that is between the 50th and 75th percentile levels of the compensation packages received by executives at a group of industry related companies.

In fiscal year 2009, the Compensation Committee, on the recommendation of the consultants, referred primarily to the 16 companies identified below for purposes of benchmarking the compensation of our named executive officers.  These companies are intended to represent our competitors for business and talent.  Their executive compensation programs are compared to ours, as well as the compensation of individual executives if the jobs are sufficiently similar to make the comparison meaningful.  The compensation assessment includes an evaluation of base salary, target annual incentive opportunities, long-term incentive grant values and benefits for each of the named executive officers relative to similar positions in the market.  The comparison data is used to ensure that the compensation for our named executive officers, both individually and as a whole, is appropriately competitive relative to our performance.

—      Abercrombie & Fitch

—      Ann Taylor

—      Coach

—      Macy’s

—      The Gap

—      Jones Apparel

—      Kohl’s

—      Limited Brands

—      Liz Claiborne

—      Nordstrom

—      Polo Ralph Lauren

—      Saks

—      Talbots

—      Tiffany & Co.

—      Tommy Hilfiger

—      Williams-Sonoma

In addition to the select companies above, we also review various third party compensation survey reports.

Assessment of Fiscal Year 2009 Performance.  In fiscal year 2009, we faced a challenging retail environment.  Deteriorating global economic conditions influenced customer spending behavior amidst concerns over declining asset values, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, and businesses.  These concerns have slowed global economic growth.  As a result, we focused on areas of our operations that would provide profitable growth opportunities as well as cost savings.  The compensation actions taken for the named executive officers were based on these objectives but also took into consideration the outside influences on company performance mentioned above.

2009 Executive Officer Compensation

We target our direct compensation to be positioned between the 50th and 75th percentile levels of the compensation packages received by executives in our peer group of industry related companies.  Ultimately, our named executive officers’ total compensation is based on the level of achievement versus Company, business unit, and individual target performance levels.  The Compensation Committee uses its discretion in making decisions on the overall compensation packages of our executive officers based on current market conditions, business trends, and overall Company performance.

Base Salary. Due to the economic downtown and uncertainty of market conditions, a Company-wide salary reduction plan was implemented, effective March 8, 2009, for all salaried employees including the named executive officers.

The base salaries of all salaried employees, including the named executive officers, earning $200,000 and above were reduced by four percent.  The following table reflects the original base salary increases approved by the Compensation Committee for the named executive officers on September 16, 2008, the percentage increase over the prior year, and the adjusted salaries following implementation of the Company-wide salary reduction plan.

Name	FY 2008 Base Salary ($)	Percentage Increase (%)	FY 2009 Base Salary ($)	Adjusted FY 2009 Base Salary ($)

Burton M. Tansky	1,500,000	4.0	1,560,000	1,497,600
Karen W. Katz	875,000	6.8	935,000	897,600
James E. Skinner	625,000	4.8	655,000	628,800
James J. Gold	490,000	6.1	520,000	499,200
Gerald A. Barnes (1)	360,500	3.0	371,500	356,600

Footnotes:

(1)      In April 2009, Gerald Barnes was promoted to his current position and his annual base salary increased to $425,000.

For all named executive officers, the original base salary increases reflect merit increases and adjustments relative to competitive market benchmarks as discussed above.  Information on amounts actually earned by the named executive officers in fiscal years 2007, 2008, and 2009 can be found in the Summary Compensation Table on page 60 of this section.

Annual Incentive Bonus.  In determining annual incentive bonus amounts for the named executive officers, the Compensation Committee considers the performance relative to the pre-established goals that are set at the beginning of the year.  For fiscal year 2009, our annual financial goals were based on Adjusted EBITDA, return on invested capital (ROIC), or inventory turnover performance as described more fully on page 57.  The attainment of certain predetermined individual performance goals for each of the named executive officers is also a key component in the amount of incentive bonus each will receive.  The individual performance objectives are project oriented and change from year to year.  The Committee sets the threshold, target, and maximum performance targets at levels they believe are challenging based on historical company performance and industry and market conditions.  Goals are established at the division and business unit levels where appropriate for each of the named executive officers.  As it relates to our annual incentive compensation program in particular, this performance assessment is a key determinant in total compensation paid to our named executive officers.  Fiscal year 2009 target annual incentives and relative performance weightings for the named executive officers were as follows:

	Target Bonus
	As Percent of	Relative Performance Weighting
Name	Salary	Company	Division	Individual
Burton M. Tansky	100%	75%	—	25%
Karen W. Katz	75%	30%	50%	20%
James E. Skinner	65%	75%	—	25%
James J. Gold	60%	30%	50%	20%
Gerald A. Barnes (1)	60%	30%	50%	20%

Footnotes:

(1)      The threshold, target, and maximum award levels were based on Mr. Barnes’ salary level subsequent to his promotion.

Mr. Tansky, the individual with the greatest overall responsibility for company performance, was granted a larger incentive opportunity in comparison to his base salary in order to weight his annual cash compensation mix more heavily towards performance-based compensation.  For each of the named executive officers, the Compensation Committee deemed their potential impact on company results as equally significant.

Corporate Performance Targets.  At the end of the fiscal year, the Compensation Committee evaluates Company performance against specific financial and strategic performance targets set at the beginning of the fiscal year.  For fiscal year 2009, the bonus metrics and weightings for Messrs. Tansky and Skinner were based on overall Adjusted EBITDA and ROIC; for Ms. Katz , overall Adjusted EBITDA and ROIC and Adjusted EBITDA and Inventory Turnover at Neiman Marcus Stores; for Mr. Gold, Adjusted EBITDA and Inventory Turnover at Bergdorf Goodman, and for Mr. Barnes, Adjusted EBITDA and Inventory Turnover at Neiman Marcus Direct.  The bonus metrics were based on the following financial goals:

	Threshold		Target		Maximum
Neiman Marcus Group
Adjusted EBITDA (in millions)	$685.9		$702.2		$746.9
ROIC	33.280%		34.780%		37.740%

Neiman Marcus Stores
Adjusted EBITDA (in millions)	$507.8		$521.4		$551.4
Inventory Turnover	2.352	x	2.368	x	2.389	x

Neiman Marcus Direct
Adjusted EBITDA (in millions)	$134.0		$137.2		$146.1
Inventory Turnover	3.813	x	3.830	x	3.876	x

Bergdorf Goodman
Adjusted EBITDA (in millions)	$108.9		$111.2		$120.7
Inventory Turnover	3.606	x	3.630	x	3.677	x

For fiscal year 2009, the Compensation Committee determined that, due to the overall market conditions as discussed above, performance levels were below minimum and no annual incentive bonuses were paid to any of the named executive officers.

In calculating Adjusted EBITDA for purposes of evaluating performance and annual incentive compensation, the Compensation Committee adjusts EBITDA upwards or downwards, as applicable, for events and circumstances that 1) were not anticipated at the time performance targets were set and 2) were not impacted by or under the control of the named executives.  This adjustment is performed by the Compensation Committee at the end of each fiscal year, based upon any such events and circumstances during such year.  The adjustments that were made to EBITDA in order to calculate Adjusted EBITDA for fiscal year 2009 are described under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measure-EBITDA and Adjusted EBITDA.”  In applying Adjusted EBITDA for fiscal year 2009 to performance targets, the Compensation Committee added $21 million to the Adjusted EBITDA to reflect the costs related to the Company’s restructuring and expense reduction initiatives in fiscal year 2009.  These initiatives were not anticipated at the time the performance targets were set.

For purposes of evaluating performance and annual incentive compensation, the ROIC metric is calculated by dividing earnings before interest and taxes by average invested capital excluding cash, accrued interest, deferred taxes and amounts related to financial derivatives and is used to assess our efficiency at turning capital into profitable investments.  The inventory turnover metric is calculated by dividing sales by average inventory and is used to assess our efficiency in managing inventories.

Other Compensation Components

Health and Welfare Benefits.  Executive officers are eligible to participate under the same plans as all other eligible employees for medical, dental, vision, disability, and life insurance.  These benefits are intended to be competitive with benefits offered in the retail industry.

Retirement Plan.  Prior to 2008, most non-union employees over age 21 who had completed one year of service with 1,000 or more hours participated in The Neiman Marcus Group, Inc. Retirement Plan (referred to as the Retirement Plan), which paid benefits upon retirement or termination of employment.  Effective as of December 31, 2007, eligibility and benefit accruals under the Retirement Plan were frozen for all participants except for those “Rule of 65” employees who elected to continue participation in the Retirement Plan.  “Rule of 65” employees included only those active employees who had completed at least 10 years of service and whose combined years of service and age equaled at least 65 as of December 31, 2007.  The Retirement Plan is a “career-accumulation” plan, under which a participant earns each year a retirement annuity equal to one percent of his or her compensation for the year up to the Social Security wage base and 1.5 percent of his or her compensation for the year in excess of such wage base.  A participant becomes fully vested after five years of service with us.  Mr. Tansky, Ms. Katz, and Mr. Barnes were “Rule of 65” employees as of December 31, 2007, and elected to continue participation in the Retirement Plan.  For Messrs. Skinner and Gold, benefits and accruals under the Retirement Plan were frozen effective as of December 31, 2007.

Savings Plan (401(k) Plan).  Effective January 1, 2008, a new enhanced 401(k) plan, The Neiman Marcus Group,

Inc. Retirement Savings Plan (referred to as the RSP), was offered to all employees, including the named executive officers, as the primary retirement plan.  Benefits and accruals under The Neiman Marcus Group, Inc. Employee Savings Plan (referred to as the ESP) were frozen as well as benefits and accruals under the Retirement Plan and all future and current employees who were not already enrolled in the ESP and the Retirement Plan were automatically enrolled in the RSP.  “Rule of 65” employees, as described above, were given a choice to either continue participation in the Retirement Plan and the ESP or freeze what was earned under those plans through December 31, 2007 and participate in the RSP.  Mr. Tansky, Ms. Katz, and Mr. Barnes were “Rule of 65” employees as of December 31, 2007, and elected to remain in the Retirement Plan and the ESP.  Messrs. Skinner and Gold were not eligible to continue participating in the ESP and amounts in their Retirement Plan were frozen and the balances in their ESP were transferred to the RSP.  The RSP is a tax-qualified defined contribution 401(k) plan that allows participants to contribute up to the limit prescribed by the Internal Revenue Service on a pre-tax basis.  The Company will match 100% of the first 3% and 50% of the next 3% of pay that is contributed to the RSP after the first year of employment.  All employee contributions to the RSP are fully vested upon contribution.  Company matching contributions vest after two years of service.

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

Supplemental Retirement Plan and Key Employee Deferred Compensation Plan.  U.S. tax laws limit the amount of benefits that we can provide under our tax-qualified plans.  We maintain The Neiman Marcus Group, Inc. Supplemental Executive Retirement Plan (referred to as the SERP) and the Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan (referred to as the KEDC Plan), which are unfunded, nonqualified arrangements intended to provide named executive officers and certain other key employees with additional benefits, including the benefits that they would have received under the Retirement Plan, 401(k) plan, the ESP and the RSP if the tax law limitations did not apply and if certain other items of compensation could be included in calculation of benefits under our tax-qualified plans.  Prior to 2008, executive, administrative and professional employees (other than those employed as salespersons) with an annual base salary at least equal to a minimum established by the Company were eligible to participate in the SERP.  Similar to the Retirement Plan, effective December 31, 2007, eligibility and benefit accruals under the SERP were frozen for all participants except for those “Rule of 65” employees who elected to continue participating in the Retirement Plan.  Each SERP participant accrues a benefit for amounts in excess of those provided under the Retirement Plan.  SERP related benefits are more fully described under “Pension Benefits” on page 63.

Participation in the KEDC Plan is limited to employees whose base salary is in excess of $300,000 and meet other stated criteria.  Amounts in excess of those benefits provided under the 401(K) plans are credited to the account balances of each KEDC Plan participant.  KEDC Plan benefits are more fully described under “Nonqualified Deferred Compensation” on page 64.

Matching Gift Program.  All employees, including the named executive officers, may participate in our matching gift program.  Under the program, we will match charitable contributions by employees up to a maximum of $2,000 per qualifying organization on a two-for-one basis in each calendar year.  For any contribution made to a qualifying organization in which the employee has an active involvement (as evidenced by service on the organization’s governing body or in one of its working committees), the basis of our matching contribution may, upon application by the employee, be increased to a level greater than two-for-one.

Perquisites.  We provide perquisites and other personal benefits that we believe are reasonable and consistent with the nature of individual responsibilities in order to provide a competitive level of total compensation to our executives.  We believe the level of perquisites is within an acceptable range of what is offered by a group of industry related companies.  The Compensation Committee believes that these benefits are aligned with the Company’s desire to attract and retain superior management talent for the benefit of all stockholders.  The value of these benefits to the named executive officers is set forth in the Summary Compensation Table under the column “All Other Compensation” and detail about each benefit is set forth in a table following the Summary Compensation Table.

Compensation Following Employment Termination or Change in Control

•  Employment Agreements

Except for Mr. Tansky and Ms. Katz, none of our executives has an employment agreement.  The Company and the Compensation Committee believe that the employment agreements with Mr. Tansky and Ms. Katz are an important component in retaining these key executives.  The employment agreements were entered into in conjunction with the consummation of the Acquisition and amended effective January 1, 2009 to comply with Section 409A of the Internal Revenue Code.  The Compensation Committee considered the importance of the continuity of senior leadership following the consummation of the Acquisition to be a compelling reason to enter into the employment agreements.  The employment agreements provide, among other things, for payments to the executive following a termination of employment by the executive for “good reason” or a termination of the executive’s employment by the Company without “cause.”  The triggering events constituting “good reason” and “cause” were negotiated to provide protection to the Company and to the executive for unwarranted terminations of employment that could cause harm to the Company.  The employment agreements also provide for certain payments to the executives upon death or disability.  For a detailed description of the terms of these employment agreements, see “Employment and Other Compensation Agreements” on page 65 of this section.

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

Consideration of Tax and Accounting Treatment of Compensation

•  Internal Revenue Code §409A

The American Jobs Creation Act of 2004 added a new Section 409A to the Internal Revenue Code which applies to compensation deferred under a nonqualified deferred compensation plan after December 31, 2004.  Compliance with the new Section 409A became fully effective on January 1, 2009.  Section 409A imposes restrictions on funding, distributions, and election to participate in the affected plans.  We believe our executive compensation plans and arrangements comply with Section 409A.

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

THE COMPENSATION COMMITTEE

Jonathan J. Coslet, Chairman
Kewsong Lee
John G. Danhakl

Compensation Committee Interlocks and Insider Participation

In fiscal year 2009, Jonathan Coslet, Kewsong Lee, and John Danhakl served as members of our Compensation Committee.  No officer or employee served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our Compensation Committee or Board.

Summary Compensation Table

The following table sets forth the annual compensation for the Principal Executive Officer, the Principal Financial Officer, and the three other most highly compensated executive officers (referred to as the named executive officers) serving at the end of fiscal year 2009.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)

Burton M. Tansky
President and Chief Executive Officer	2009 2008 2007	1,497,600 1,500,000 1,420,000	— — 108,027	1,458,134 1,458,134 1,458,134	— — 2,160,530	786,000 205,000 754,000	108,287 145,992 138,657	3,850,021 3,309,126 6,039,348

Karen W. Katz
Executive Vice President and President and Chief Executive Officer Neiman Marcus Stores	2009 2008 2007	897,600 875,000 800,000	— — 45,448	791,488 791,488 791,488	— — 908,960	721,000 145,369 284,145	45,394 113,324 93,187	2,455,482 1,925,181 2,923,228

James E. Skinner
Executive Vice President and Chief Financial Officer	2009 2008 2007	628,800 625,000 575,000	— — 25,228	395,744 395,744 395,744	— — 504,563	102,000 54,653 100,983	35,980 52,381 36,038	1,162,524 1,127,778 1,637,556

James J. Gold
President and Chief Executive Officer Bergdorf Goodman	2009 2008 2007	499,200 490,000 460,000	— — 21,793	395,744 395,744 395,744	— 253,546 435,850	116,000 — 158,000	202,189 196,001 476,144	1,213,133 1,335,291 1,947,531

Gerald A. Barnes
President and Chief Executive Officer Neiman Marcus Direct	2009 2008 2007	425,000 371,500 360,500	— — —	79,151 79,151 79,151	— 19,937 96,064	282,000 350,000 248,000	25,041 30,345 21,524	811,192 850,933 805,239

Footnotes:

(1)      For fiscal year 2007, the amount shown represents discretionary bonuses awarded by the Compensation Committee. For fiscal years 2008 and 2009, no such discretionary bonuses were made.

(2)      Shown is the expense recognized in our financial statements for fiscal year 2009 under SFAS 123(R) for all outstanding option awards held by each of the named executive officers. This amount is comprised of the portions of the fair values of options awarded in fiscal year 2005, which were allocated to services provided by the named executive officers in fiscal year 2009. The assumptions we used in calculating these amounts are incorporated herein by reference to Note 12 to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

(3)      The amounts reported in the Non-Equity Incentive Plan Compensation column reflect the actual amounts earned under the bonus plan described in the “Compensation Discussion and Analysis” section beginning on page 53.

(4)      The amounts in this column represent the change in the actuarial value of the named executive officers’ benefits under our retirement and supplemental executive retirement plans from August 2, 2008 to August 1, 2009. This “change in the actuarial value” is the difference between the fiscal year 2008 and fiscal year 2009 present value of the pension benefits accumulated as of year-end by the named executive officers, assuming that benefit is not paid until age 65. These amounts were computed using the same assumptions used for financial statement reporting purposes under FAS 87, Employers’ Accounting for Pensions as described in Note 14 to the audited consolidated financial statements on page F-31 of this Annual Report on Form 10-K.

For fiscal year 2009, no earnings of each of the named executive officers in the KEDC plan exceeded 120 percent of the applicable federal long-term rate.

(5)      Includes all items listed in the following table entitled “All Other Compensation.” In the interest of transparency, the value of perquisites and other personal benefits is provided in this column and in the footnotes below even if the amount is less than the reporting threshold established by the SEC.

The table below sets forth all other compensation for each of the named executive officers.

All Other Compensation	Burton M. Tansky ($)	Karen W. Katz ($)	James E. Skinner ($)	James J. Gold ($)	Gerald A. Barnes ($)
401(k) plans contributions paid by us	$7,350	$7,350	$11,025	$11,025	$7,890
Deferred compensation plan match	—	17,982	11,358	—	3,214
Group term life insurance	17,758	2,572	3,333	1,308	3,719
Financial counseling/tax preparation	27,090	1,800	3,154	—	—
Long-term disability	3,180	3,180	2,935	2,935	3,138
Car allowance	12,000	—	—	—	—
Cost of living adjustment(1)	—	—	—	186,921	—
Gross ups:	—	—	—	—	—
New York non-resident taxes (2)	40,909	12,510	4,175	—	7,080
TOTALS	$108,287	$45,394	$35,980	$202,189	$25,041

Footnotes:

(1)      The amount listed for Mr. Gold represents an annualized cost of living adjustment following his relocation from Texas to New York.

(2)      The amounts shown represent gross up payments made in connection with New York non-resident taxes.

FISCAL YEAR 2009 GRANTS OF PLAN BASED AWARDS

The following table provides information regarding the grant of planned-based awards to the named executive officers during the year ended August 1, 2009.

		Estimated Possible Future Payouts Under
		Non-Equity Incentive Plan Awards(1)
		Threshold	Target	Maximum
Name	Grant Date	($)	($)	($)

Tansky, Burton M.	9-16-2008	780,000	1,560,000	3,120,000

Katz, Karen W.	9-16-2008	175,313	701,250	1,402,500

Skinner, James E.	9-16-2008	106,438	425,750	851,500

Gold, James J.	9-16-2008	78,000	312,000	624,000

Barnes, Gerald A. (2)	9-16-2008	27,863	111,450	222,900

Footnotes:

(1)      Non-equity incentive awards granted each of the named executive officers at the beginning of fiscal year 2009. The grant of these plan-based awards was based on the salaries of each of the named executive officers before the Company-wide salary reduction plan. For a detailed discussion of the annual incentive awards for fiscal year 2009, see “Compensation Discussion and Analysis” beginning on page 53.

(2)      The threshold, target, and maximum award levels were based on Mr. Barnes’ salary level before his promotion.

The following table sets forth certain information regarding the total number and aggregate value of stock options held by each of our named executive officers at August 1, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value Of Unearned Shares, Units or Other Rights that have not Vested ($)
Burton M. Tansky	3,742	—		361.25		9-23-2010	—	—	—	—
	1,465	—		361.25		5-15-2011	—	—	—	—
	2,076	—		354.03		9-22-2011	—	—	—	—
	4,999	2,270	(1)	1,445.00		10-06-2015	—	—	—	—
	6,232	2,270	(2)	1,923.30	(2)	10-06-2015	—	—	—	—
Karen W. Katz	4,005	1,335	(3)	1,445.00		10-06-2015	—	—	—	—
	4,005	1,335	(4)	1,923.30	(4)	10-06-2015	—	—	—	—
James E. Skinner	2,002	667	(3)	1,445.00		10-06-2015	—	—	—	—
	2,002	667	(4)	1,923.30	(4)	10-06-2015	—	—	—	—
James J. Gold	2,002	667	(3)	1,445.00		10-06-2015	—	—	—	—
	2,002	667	(4)	1,923.30	(4)	10-06-2015	—	—	—	—
Gerald A. Barnes	400	133	(3)	1,445.00		10-06-2015	—	—	—	—
	400	133	(4)	1,923.30	(4)	10-06-2015	—	—	—	—

Footnotes:

(1)      Nonqualified stock options granted November 29, 2005 vested with respect to 460 shares on the first anniversary date of October 6, 2005 and thereafter on the subsequent three anniversary dates of October 6, 2005 with respect to 2,270 shares.  As of August 1, 2009, the exercise price was above the fair market value.

(2)      Nonqualified stock options granted on November 29, 2005 vest in four equal annual installments on October 6, 2006, October 6, 2007, October 6, 2008, and October 6, 2009, subject to earlier vesting. The options were granted at the initial exercise price of $1,445.00 per share which will increase at a 10.00% compound rate on each anniversary of October 6, 2005 until the earlier to occur of (i) the exercise of the option, (ii) October 6, 2010, or (iii) the occurrence of a change of control.  On October 6, 2009, the option price will increase to $2,115.62 per share.  As of August 1, 2009, the exercise price was above the fair market value.

(3)      Nonqualified stock options granted on November 29, 2005 at the exercise price of $1,445.00 per share which vests 20% on the first anniversary of October 6, 2005 and thereafter in forty-eight equal monthly installments over the forty-eight months following the first anniversary of October 6, 2005, beginning on the one-month anniversary of such first anniversary and becoming fully vested on October 6, 2010, subject to earlier vesting in certain circumstances following a change in control.  As of August 1, 2009, the exercise price was above the fair market value.

(4)      Nonqualified stock options granted on November 29, 2005 which vests 20% on the first anniversary of October 6, 2005 and thereafter in forty-eight equal monthly installments over the forty-eight months following the first anniversary of October 6, 2005, beginning on the one-month anniversary of such first anniversary and becoming fully vested on October 6, 2010.  The options were granted at the initial exercise price of $1,445.00 per share which will increase at a 10.00% compound rate on each anniversary of October 6, 2005 until the earlier to occur of (i) the exercise of the option, (ii) October 6, 2010, or (iii) the occurrence of a change of control, or in the event the equity investors sell a portion of their investment, with respect to a portion of the options bearing the same ratio as the portion of the equity investor’s equity sold.  On October 6, 2009, the option price will increase to $2,115.62 per share. As of August 1, 2009, the exercise price was above the fair market value.

PENSION BENEFITS

The following table sets forth certain information with respect to retirement payments and benefits under the Retirement Plan and the SERP for each of our named executive officers.

Name	Plan Name	Number of Years Credited Service (#)(1)		Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
Burton M. Tansky	Retirement Plan	19		428,000	—
	SERP	31	(3)	7,898,000	—
Karen W. Katz	Retirement Plan	24		258,000	—
	SERP	24	(4)	1,962,000	—
James E. Skinner	Retirement Plan	7	(5)	111,000	—
	SERP	7	(5)	351,000	—
James J. Gold	Retirement Plan	17	(5)	105,000	—
	SERP	17	(5)	288,000	—
Gerald A. Barnes	Retirement Plan	26		323,000	—
	SERP	25		696,000	—

Footnotes:

(1)      Computed as of August 1, 2009, which is the same pension measurement date used for financial statement reporting purposes with respect to our audited consolidated financial statements and notes thereto.

(2)      For purposes of calculating the amounts in this column, retirement age was assumed to be the normal retirement age of  the later of age 65 or the fifth anniversary of the individual’s date of hire, as defined in the Retirement Plan.  A description of the valuation method and all material assumptions applied in quantifying the present value of accumulated benefit is set forth in Note 14 to the audited consolidated financial statements on page F-31 of this Annual Report on Form 10-K.

(3)      The difference in years of service is a result of the provision in Mr. Tansky’s employment agreement relating to the calculation of his years of service under the SERP.  Following his termination of employment with us, his years of service for purposes of calculating his benefit under the SERP will be determined by multiplying his actual service for purposes of the SERP by 2, subject to the 25-year maximum set forth in the SERP, and by then providing him with an additional credit for each year of service to the Company following his attainment of age sixty-five (65) (disregarding the 25-year maximum set forth in the SERP).  The value of Mr. Tansky’s actual years of service under the SERP is $4,493,000, so the value of the additional years of service in excess of his actual service is $3,405,000.  See the discussion of his employment agreement under “Employment and Other Compensation Agreements” on page 65 of this section.

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

(5)      Effective December 31, 2007, benefit accruals for Messrs. Skinner and Gold under the Retirement Plan and the SERP were frozen, as further described below.

The Retirement Plan is a funded, tax-qualified pension plan.  Prior to 2008, most non-union employees over age 21 who had completed one year of service with 1,000 or more hours were eligible to participate in the Retirement Plan, which paid benefits upon retirement or termination of employment.  Effective as of December 31, 2007, eligibility and benefit accruals under the Retirement Plan were frozen for all participants except for those “Rule of 65” employees who elected to continue participating in the Retirement Plan.  “Rule of 65” employees included only those active employees who had completed at least 10 years of service and whose combined years of service and age equaled at least 65 as of December 2007.  The Retirement Plan is a “career-accumulation” plan, under which a participant earns each year a retirement annuity equal to one percent of his or her compensation for the year up to the Social Security wage base and 1.5 percent of his or her compensation for the year in excess of such wage base.  “Compensation” for this purpose generally includes salary, bonuses, commissions and overtime but not in excess of the limits imposed upon annual compensation under Internal Revenue Code Section 401(a)(17).  Such limit for 2008 was $230,000 and for 2009 is $245,000, and is adjusted annually for cost-of-living increases.  Benefits under the Retirement Plan become fully vested after five years of service with us.

The SERP is an unfunded, nonqualified plan under which benefits are paid from our general assets to supplement Retirement Plan benefits and Social Security.  Prior to 2008, executive, administrative and professional employees (other than those employed as salespersons) with an annual base salary at least equal to a minimum established by the Company were eligible to participate.  Similar to the Retirement Plan, effective December 31, 2007, eligibility and benefit accruals under the SERP were frozen for all participants except for those “Rule of 65” employees who elected to continue participating in the Retirement Plan.  At normal retirement age (the later of age 65 and the fifth anniversary of the participant’s date of hire), an eligible participant with 25 or more years of service is entitled to full benefits in the form of monthly payments under the SERP computed as a straight life annuity, equal to 50 percent of the participant’s average monthly compensation for the highest consecutive 60 months preceding retirement less 60 percent of his or her estimated annual primary Social Security benefit, offset by the benefit accrued by the participant under the Retirement Plan.  The amount is then adjusted actuarially to determine the actual monthly payments based on the time and form of payment.  For this purpose, “compensation” includes salary but does not include bonuses.  If the participant has fewer than 25 years of service, the combined benefit is proportionately reduced.  Benefits under the SERP become fully vested after five years of service with us.  The SERP is designed to comply with the requirements of Section 409A of the Internal Revenue Code.

NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year- End ($)(2)

Burton M. Tansky	—	—	—	—	—

Karen W. Katz	126,660	17,982	32,367	—	912,585

James E. Skinner	38,668	67,281	11,714	—	357,529

James J. Gold	—	101,512	3,451	—	131,826

Gerald A. Barnes	4,285	3,214	1,320	—	35,942

Footnotes:

(1)      The amounts reported as Executive Contributions in Last Fiscal Year are also included as Salary in the Summary Compensation Table on page 60 of this Section.

(2)      Amounts included in this column for Ms. Katz and Messrs. Tansky, Skinner, and Gold were included as salary in the Summary Compensation Table for previous years.

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

The DC SERP is an unfunded, nonqualified deferred compensation plan under which benefits are paid from our general assets to provide eligible employees with the opportunity to receive employer contributions on the portion of their eligible compensation that exceeds the compensation limit imposed by Internal Revenue Code Section 401(a)(17) (the “IRS Limit”).  The IRS Limit for 2008 was $230,000 and for 2009 is $245,000.  Eligible employees generally are those employees who have completed one year of service with the Company, who have annual base pay of at least 80% of the IRS Limit (or were eligible to participate in the SERP as of December 31, 2007 and ceased to be eligible to participate in the SERP as of January 1, 2008), and who are otherwise designated as eligible by the Company’s employee benefits committee.  The Company will make transitional and non-transitional credits to the accounts of eligible participants each pay period.  Transitional credits apply only to participants who were eligible to participate in the SERP as of December 31, 2007 but ceased participating in the SERP as of that date and became a participant in the DC SERP on January 1, 2008.  The amount of a transitional credit is the product of a participant’s eligible compensation in excess of the IRS Limit and an applicable percentage ranging from 0% to 6% depending upon the age of the participant.  Non-transitional credits apply to all eligible participants.  The amount of a non-transitional credit is the product of a participant’s eligible compensation in excess of the IRS Limit and 10.5%.  All transitional and non-transitional credits are credited to a bookkeeping account and vest upon the earlier of (i) an eligible employee’s attainment of five years of service, (ii) an eligible employee’s attainment of age 65, (iii) an eligible employee’s death, (iv) an eligible employee’s disability, or (v) a change of control (as defined in the DC SERP) while in the employ of the Company.  Notwithstanding the preceding, amounts credited to an account are subject to forfeiture in the event the employee is terminated for cause.  Accounts are credited monthly with interest at an annual rate equal to the prime interest rate published in The Wall Street Journal on the last business day of the preceding calendar quarter. Vested amounts credited to an employee’s account become payable in the form of five annual installments beginning upon the later of the employee’s separation from service and age 55, or such later age as the employee may elect. Upon the employee’s death or disability or upon a change of control of the Company, vested amounts credited to an employee’s account will be paid in a single lump sum.  The DC SERP is designed to comply with the requirements of Section 409A of the Internal Revenue Code.

Employment and Other Compensation Agreements

As discussed in “Compensation Discussion & Analysis,” The Neiman Marcus Group, Inc. has entered into employment agreements with Burton M. Tansky and Karen W. Katz.  In addition, each of the named executive officers, except for Mr. Tansky, is a party to a confidentiality, non-competition and termination benefits agreement, discussed below.

Employment Agreement with Mr. Tansky

The employment agreement with Mr. Tansky, as amended, has an employment term of five years until October 2010, subject to automatic one-year renewals of the term if neither party submits a notice of termination at least six months prior to the end of the then-current term, and provides for a base salary of not less than $1,300,000 per year.  Mr. Tansky’s agreement also provides that he will participate in the Company’s annual bonus plan.  Mr. Tansky’s agreement provides that if bonus levels for a fiscal year are met, the minimum bonus amount he will receive will be at least 50% of his base salary, if the target bonus goal for the fiscal year is met, he will receive at least 85% of his base salary, and if the maximum target goal is met, he will receive at least 170% of his base salary.  The actual amounts will be determined according to the terms of the annual bonus program and will be payable at the discretion of the Compensation Committee.

In addition to the foregoing, the agreement provides that upon the occurrence of the earlier of a change of control or an initial public offering, Mr. Tansky will be entitled to a cash bonus equal to $3,080,911, which represents his portion of the cash incentive pool pursuant to the Cash Incentive Plan (more fully described on page 68 of this section).  The agreement also provides that at the time of Mr. Tansky’s termination of employment with the Company, his years of service for purposes of calculating his benefit under the SERP shall be determined by multiplying his actual service for purposes of the SERP by 2, subject to the 25-year maximum set forth in the SERP, and by then providing him with additional credit for each year of service by him to the Company following his attainment of age sixty-five (65) (disregarding the 25-year maximum set forth in the SERP).

If (1) we terminate Mr. Tansky’s employment without cause or if he resigns for good reason, or (2) Mr. Tansky resigns without good reason during the 30 day period following the six month anniversary of a future change of control (referred to herein as a change of control resignation), he will receive, subject to his execution of a mutual release and waiver of claims, a lump sum equal to (A) 85% of base salary multiplied by a fraction, the numerator of which is the number of days during the fiscal year up to the termination date and the denominator of which is 365, plus (B) 36 times the monthly COBRA premium applicable to Mr. Tansky plus (C) if such termination is not a change of control resignation, an amount equal to three times the sum of (i) base salary and (ii) 85% of base salary in effect on the termination date, or if such termination is a change of control resignation, an amount equal to two times the sum of (i) base salary and (ii) 85% of base salary in effect on the termination date; provided, however, that Mr. Tansky shall be required to repay this payment if he violates certain of the restrictive covenants or if he is found to have engaged in certain acts of wrongdoing, all as further described in the agreement.  In certain circumstances, Mr. Tansky will also be entitled to some or all of the benefits under the Cash Incentive Plan.

If Mr. Tansky’s employment terminates before the end of the term due to death or inability to perform (as defined in the employment agreement), we will pay him or his estate, as applicable, 85% of base salary multiplied by a fraction, the numerator of which is the number of days during the fiscal year up to the termination date and the denominator of which is 365.

Pursuant to the agreement and depending on the circumstances of the termination of Mr. Tansky’s employment, he may also be entitled to receive an amount equal to the monthly COBRA premium applicable at his termination date based upon the coverage in effect under the group medical plan immediately prior to his termination date multiplied by thirty-six (36).

Also pursuant to the agreement, depending on the circumstances of the termination of Mr. Tansky’s employment, he may be entitled to up to three years of continuing coverage under our life insurance plan at the same benefit level as provided to him immediately prior to his termination date and at the same cost as is generally provided to similarly situated active employees of the Company.

Mr. Tansky’s agreement provides that he is entitled to participate in any extraordinary dividend on certain of his options, if then outstanding, that were granted prior to the acquisition and assumed by Parent.

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

If we terminate Ms. Katz’s employment without cause or if she resigns for good reason or following her receipt of a notice of non-renewal from the Company relating to the employment term, she will receive (i) an amount of annual incentive pay equal to a prorated portion of her target bonus amount for the year in which the employment termination date occurs, and (ii) a lump sum equal to (A) 6 times the monthly COBRA premium applicable to Ms. Katz plus (B) two times the sum of her base salary and target bonus, at the level in effect as of the employment termination date; provided, however, that Ms. Katz shall be required to repay this payment if she violates certain restrictive covenants in her agreement or if she is found to have engaged in certain acts of wrongdoing, all as further described in the agreement.  Ms. Katz is also entitled to continuation of certain benefits for a two-year period following a termination of her employment for any reason as set forth more fully in her employment agreement.

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

Cash Incentive Plan

Following the consummation of the Acquisition, the Neiman Marcus, Inc. Cash Incentive Plan (referred to as the Cash Incentive Plan) was adopted to aid in the retention of certain key executives, including the named executive officers.  The Cash Incentive Plan provides for the creation of a $14 million cash bonus pool to be shared by the participants based on the number of stock options that were granted to each such participant pursuant to the Management Incentive Plan.  Each participant in the Cash Incentive Plan will be entitled to a cash bonus upon the earlier to occur of a change of control or an initial public offering, provided that the internal rate of return to certain of our investors is positive.  If the internal rate of return to certain of our investors is not positive, no amounts will be paid under the Cash Incentive pool.  The Cash Incentive Plan was adopted in connection with the acquisition of NMG by the Sponsors, and was intended to align the interests of certain key executives with those of the Sponsors.  Furthermore, it has been our experience that it often takes a long period of time to consummate a change in control transaction with a large retail company.  As a result, it was our view and the view of the Sponsors that a “single trigger” payment upon an initial public offering or change in control of the Company correctly aligns the interests of management, on the one hand, and the Company and its shareholders, on the other hand, and also provides the Company with an effective and durable retention mechanism that incentivizes each named executive officer to remain with us prior to the consummation of such an event.

Based on the foregoing, each of the named executive officers would be entitled to receive the following percentages of the remaining cash bonus pool on August 1, 2009, assuming there was a change in control or an initial public offering on that date, and the rate of return to the Sponsors was positive:

Name	Percentage
Burton M. Tansky	22.00%
Karen W. Katz	15.65%
James E. Skinner	7.83%
James J. Gold	7.83%
Gerald A. Barnes	1.57%

All required federal, state, or local government tax will be withheld from all payments made to participants under the Cash Incentive Plan.  No payments have been made or are currently anticipated under the Cash Incentive Plan.

Potential Payments Upon Termination or Change-in-Control

The tables below show certain potential payments that would have been made to a named executive officer if the named executive officer’s employment had terminated on August 1, 2009 under various scenarios, including a change in control.  Because the payments to be made to a named executive officer depend on several factors, the actual amounts to be paid out upon a named executive officer’s termination of employment can only be determined at the time of an executive’s separation from the Company.

Burton M. Tansky

Executive Benefits and Payments Upon Separation	Retirement ($)(1)(7)	Termination due to death ($)(2)(7)	Termination due to disability ($)(3)(7)	Termination without cause or for good reason ($)(4)(7)	Change in Control ($)(5)(7)	Termination without good reason 6 months following a change in control ($)(6)(7)

Compensation:
Severance	$—	$—	$—	$5,765,760	$—	$4,268,160
Bonus	—	1,272,960	1,272,960	3,818,880	—	2,545,920
Stock Options	—	—	—	—	—	—

Benefits & Perquisites:
Retirement Plans	3,405,000	—	—	—	—	—
Cash Incentive Plan Payment	—	—	—	—	3,080,911	—
Long-Term Disability	—	—	240,000	—	—	—
Health and Welfare Benefits	—	—	—	55,384	55,384	55,384
Life Insurance Benefits	—	1,000,000	—	60,123	60,123	60,123
Total	$3,405,000	$2,272,960	$1,512,960	$9,700,147	$3,196,418	$6,929,587

Footnotes:

(1)	Represents the SERP enhancement provided in Mr. Tansky’s employment agreement.

(2)

Represents the estimated present value of amounts payable to Mr. Tansky’s beneficiaries upon his death: A lump sum payment of 85% of Mr. Tansky’s base salary provided pursuant to his employment contract (see “Employment and Other Compensation Agreements” on page 65 of this section); a lump sum basic life insurance benefits payment of $1,000,000 payable by the Company’s life insurance provider, and a lump sum amount payable under the Cash Incentive Plan, more fully described on page 68 of this Section.

(3)

Represents a lump sum payment of 85% of Mr. Tansky’s base salary provided pursuant to his employment contract (see “Employment and Other Compensation Agreements” on page 65 of this section) and $20,000 per month payable for 12 months pursuant to the terms and conditions of the Company’s long-term disability plan provider.

(4)

Represents a lump sum payment of three times base salary in effect at the time of termination, 85% percent of base salary in effect at the time of termination, and three times 85% of base salary provided pursuant to his employment contract (see “Employment and Other Compensation Agreements” on page 65 of this section). The amount included for health and welfare benefits represents a continuation of COBRA benefits for a period of three years. Calculations were based on COBRA rates currently in effect. The amount included for life insurance represents coverage for a period of three years at the same benefit level in effect at the time of termination. See “Employment and Other Compensation Agreements” on page 65 of this section.

(5)

Represents a lump sum amount payable under the Cash Incentive Plan, more fully described on page 68 of this section and life insurance coverage for a period of three years at the same benefit level in effect at the time of termination.

(6)

Represents a lump sum payment of 85% of base salary in effect at the time of termination, two times base salary, and two times 85% of base salary provided pursuant to his employment contract (see “Employment and Other Compensation Agreements” on page 65 of this section). The amount included for life insurance represents coverage for a period of three years at the same benefit level in effect at the time of termination. The amount included for health and welfare benefits represents a continuation of COBRA benefits for a period of three years. Calculations were based on COBRA rates currently in effect.

(7)

In addition, Mr. Tansky may become entitled to receive a portion (ranging from, as of August 1, 2009, 75% to 100%, depending on the reason for the separation from service) of the Cash Incentive Plan Payment indicated under the column entitled “Change in Control” if his employment is terminated for any reason other than Cause, and, subsequent to such termination, a change in control or an initial public offering meeting certain conditions occurs.

Mr. Tansky would be entitled to the intrinsic value of all unvested equity incentive awards, which would become vested upon his death, disability, or change in control.  The value of the common stock at the end of the fiscal year 2009 is lower than the exercise price of his unvested awards.

Karen W. Katz

Executive Benefits and Payments Upon Separation	Termination due to death ($)(1)	Termination due to disability ($)(2)	Termination without cause or for good reason ($)(3)	Change in Control ($)(4)

Compensation:
Severance	$—	$—	$2,468,400	$—
Bonus	673,200	673,200	1,346,400	—
Stock Options	—	—	—	—

Benefits & Perquisites:
Retirement Plans	—	—	—	—
Deferred Compensation Plan	912,585	912,585	912,585	912,585
Cash Incentive Plan Payment	—	—	—	2,191,263
Long-Term Disability	—	240,000	—	—
Health and Welfare Benefits	—	—	34,568	34,568
Life Insurance Benefits	1,000,000	—	5,659	5,659
Total	$2,585,785	$1,825,785	$4,767,612	$3,144,075

Footnotes:

(1)

Represents Ms. Katz’ target bonus, a lump sum payout under the deferred compensation plan, and a lump sum basic life insurance benefit payment of $1,000,000 payable by the Company’s life insurance provider to Ms. Katz’ beneficiaries upon her death.

(2)

Represents Ms. Katz’ target bonus, lump sum payout under the deferred compensation plan, and long-term disability payments of $20,000 per month for twelve months payable from the Company’s long-term disability insurance provider.

(3)

Represents a lump sum payment of the target bonus and two times base salary, two times target bonus and a lump sum payout under the deferred compensation plan. The amount included for health and welfare benefits represents a continuation of COBRA benefits for a period of two years. Calculations were based on COBRA rates currently in effect. The amount included for life insurance represents coverage for a period of two years at the same benefit level in effect at the time of termination. See “Employment and Other Compensation Agreements” on page 65 of this section.

(4)

Represents a lump sum payout under the deferred compensation plan and a lump sum amount payable under the Cash Incentive Plan, more fully described on page 68 of this section. The amount included for life insurance represents coverage for a period of two years at the same benefit level in effect at the time of termination.

Executive Benefits and Payments Upon Separation	Termination due to death ($)(1)(5)	Termination due to disability ($)(1)(2)	Termination without cause or for good reason ($)(3)	Change in Control ($)(1)(4)
JAMES E. SKINNER
Compensation:
Severance	$—	$—	$943,200	$—

Benefits & Perquisites:
Retirement Plans	78,354	78,354	78,354	78,354
Deferred Compensation Plan	279,175	279,175	279,175	279,175
Cash Incentive Plan Payment	—	—	—	1,095,631
Long-Term Disability	—	240,000	—	—
Health and Welfare Benefits	—	—	26,394	—
Life Insurance Benefits	—	—	—	—
Total James E. Skinner	$357,529	$597,529	$1,327,123	$1,453,160

JAMES J. GOLD
Compensation:
Severance	$—	$—	$748,800	$—

Benefits & Perquisites:
Retirement Plans	131,826	131,826	131,826	131,826
Cash Incentive Plan Payment	—	—	—	1,095,631
Long-Term Disability	—	240,000	—	—
Health and Welfare Benefits	—	—	34,422	—
Life Insurance Benefits	—	—	—	—
Total James J. Gold	$131,826	$371,826	$915,048	$1,227,457

GERALD A. BARNES
Compensation:
Severance	$—	$—	$637,500	$—

Benefits & Perquisites:
Retirement Plans	—	—	—	—
Deferred Compensation Plan	35,942	35,942	35,942	35,942
Cash Incentive Plan Payment	—	—	—	219,133
Long-Term Disability	—	240,000	—	—
Health and Welfare Benefits	—	—	34,422	—
Life Insurance Benefits	—	—	—	—
Total Gerald A. Barnes	$35,942	$275,942	$707,864	$255,075

Footnotes:

(1)	Represents a lump sum payout under the deferred compensation plans. See “Nonqualified Deferred Compensation” on page 64 of this section.

(2)	Represents long-term disability payments of $20,000 per month for twelve months payable from the Company’s long-term disability insurance provider.

(3)

Represents a lump sum payment of one and one-half times base salary for each of Messrs. Skinner, Gold, and Barnes. The amount included for health and welfare benefits represents a continuation of COBRA benefits for a period of eighteen months. Calculations were based on COBRA rates currently in effect. See “Employment and Other Compensation Agreements” on page 65 of this section.

(4)	Represents a lump sum payments payable under the Cash Incentive Plan more fully described on page 68 of this section.

DIRECTOR COMPENSATION

None of our directors receive compensation for their service as a member of our board.  They are reimbursed for any expenses incurred as a result of their service.  As an employee director, Mr. Tansky receives no compensation for his service as a board member.  We offer to each of our directors a discount at our stores at the same rate that is available to our employees.

In connection with the Acquisition, affiliates of the Sponsors receive an annual management fee equal to the lesser of (i) 0.25% of consolidated annual revenue, and (ii) $10 million for consulting and management advisory services they provide to us.  See discussion on “Management Services Agreement” on page 76 of this section.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding equity compensation plans approved by shareholders and equity compensation plans not approved by shareholders as of August 1, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	79,399	(1)	$1,585	7,160

Equity compensation plans not approved by security holders	—		—	—

Total	79,399		$1,585	7,160

(1)

This number represents options issuable under the Management Incentive Plan that was approved by a majority of the shares of common stock of Neiman Marcus, Inc. on November 29, 2005. The Plan became effective on November 29, 2005 and will expire on November 29, 2015.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of October 1, 2009, the beneficial ownership of each person known to us to own more than 5% of our common stock, each of our directors, each named executive officer listed in the Summary Compensation Table, and all our directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Stock)	Options Currently Exercisable or Exercisable within 60 days	Total Stock and Stock Based Holdings	Percent of Class (1)

Newton Holding, LLC	1,000,000	—	1,000,000	98.71%
301 Commerce Street
Suite 3300
Fort Worth, Texas76102

Affiliates of TPG Capital, L.P.(2)	1,000,000	—	1,000,000	98.71%
301 Commerce Street
Suite 3300
Fort Worth, Texas76102

Affiliates of Warburg Pincus,	1,000,000	—	1,000,000	98.71%
LLC(3)
466 Lexington Avenue
New York, NY10017

David A. Barr(4)	1,000,000	—	1,000,000	98.71%
466 Lexington Avenue
New York, NY10017

James Coulter(2)	1,000,000	—	1,000,000	98.71%
345 California Street, Suite 3300
San Francisco, CA94104

Sidney Lapidus(4)	1,000,000	—	1,000,000	98.71%
466 Lexington Avenue
New York, NY10017

Kewsong Lee(4)	1,000,000	—	1,000,000	98.71%
466 Lexington Avenue
New York, NY10017

Burton M. Tansky (5)	1,506	23,054	24,560	2.37%
1618 Main Street
Dallas, TX75201

Karen W. Katz (6)	4,027	8,724	12,751	1.25%
1618 Main Street
Dallas, TX75201

James E. Skinner	2,107	4,362	6,469	*
1618 Main Street
Dallas, TX75201

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Stock)	Options Currently Exercisable or Exercisable within 60 days	Total Stock and Stock Based Holdings	Percent of Class (1)

Gerald A. Barnes	50	872	922	*
1618 Main Street
Dallas, TX75201

James J. Gold	902	4,362	5,264	*
754 Fifth Avenue
New York, NY10019

Jonathan Coslet(2)	—	—	—	*
345 California Street
Suite 3300
San Francisco, CA94104

John G. Danhakl	—	—	—	*
11111 Santa Monica Boulevard
Suite 2000
Los Angeles, CA90025

Carrie Wheeler(2)	—	—	—	*
345 California Street
Suite 3300
San Francisco, CA94104

All current executive officers and	1,009,038	47,437	1,056,475	99.60%
directors as a group
(16 persons)

*  Represents less than 1% of the class.

Footnotes:

(1)

Percentage of class beneficially owned is based on 1,013,082 common shares outstanding as of September 18, 2009, together with the applicable options to purchase common shares for each shareholder exercisable on September 18, 2009 or within 60 days thereafter. Shares issuable upon the exercise of options currently exercisable or exercisable 60 days after September 18, 2009 are deemed outstanding for computing the percentage ownership of the person holding the options, but are not deemed outstanding for computing the percentage of any other person. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of such securities as to which such person has voting or investment power.

(2)

Includes the 1,000,000 shares owned by Newton Holding, LLC over which TPG Partners IV, L.P., TPG Newton III, LLC and TPG Newton Co-Invest I, LLC (the “TPG Entities”) may be deemed, as a result of their ownership of 41.52% of Newton Holding, LLC’s total outstanding shares and certain provisions under the Newton Holding, LLC operating agreement, to have shared voting or dispositive power. David Bonderman and James G. Coulter are directors, officers and sole shareholders of each of i) TPG Advisors III, Inc., which is the general partner of TPG GenPar III, L.P., which is general partner of TPG Partners III, L.P. which in turn is the managing member of TPG Newton III, LLC; and ii) TPG Advisors IV, Inc., which is the general partner of TPG GenPar IV, L.P., which in turn is a) the general partner of TPG Partners IV, L.P. and b) the managing member of TPG Newton Co-Invest I, LLC. By virtue of their position in relation to the TPG Entities, Mr. Bonderman and Mr. Coulter may be deemed to have investment powers and beneficial ownership with respect to the securities described herein. Neither Mr. Coslet nor Ms. Wheeler has voting or dispositive power over any of the shares of common stock that may be deemed to be beneficially owned by TPG Capital, L.P.

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

(5)	Includes 1,506 shares held for the benefit of a family trust of which Mr. Tansky disclaims beneficial ownership.

(6)	Includes 944 shares held for the benefit of a family trust of which Ms. Katz disclaims beneficial ownership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our board of directors has adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-person transactions.”  For purposes of our policy only, a “related-person transaction “ is any transaction, including any financial transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships), in which we and any “related person” are, were or will be participants involving an amount that exceeds $120,000.  Certain transactions, including transactions involving compensation for services provided to us as an employee, director or consultant by a related person and transactions in which rates or charges are determined by competitive bid, are not covered by this policy.  A related person is any executive officer, director or nominee for director, or more than 5% stockholder of our company, including any of their immediate family members, and any entity owned or controlled by such persons.

The Board has determined that the Company’s Audit Committee is best suited to review and approve any related-person transaction and any material amendments thereto, although the Board may instead determine that a particular transaction (or amendment thereto) should be reviewed and approved by a majority of directors disinterested from the transaction. In the event a member of the Audit Committee has an interest in the proposed transaction, the relevant member must recuse himself or herself from the deliberations and approval.  The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, the Audit Committee satisfy itself that it has been fully informed as to the related person’s relationship and interest in the transaction (or amendment thereto) and the material facts thereof, and must determine must look at, in light of known circumstances, whether the transaction is, or is not, consistent with the best interests of our company and our Sponsors, as the Audit Committee determines in the good faith exercise of its discretion.

Typically, in considering related-person transactions, the Audit Committee takes into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to us, (b) the terms of the transaction, (c) the availability of other sources for comparable services or products and (d) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

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

Management Stockholders’ Agreement

Subject to the Management Stockholders’ Agreement, certain members of management, including Burton M. Tansky, Karen W. Katz, James E. Skinner, James J. Gold, and Gerald A. Barnes along with 22 other members of management, elected to invest in the Company by contributing cash or equity interests in NMG, or a combination of both, to the Company prior to the merger and receiving equity interests in the Company in exchange therefor immediately after completion of the merger pursuant to rollover agreements with NMG and the Company entered into prior to the effectiveness of the merger.  The aggregate amount of this investment was approximately $25.6 million.  The Management Stockholders’ Agreement creates certain rights and restrictions on these equity interests, including transfer restrictions and tag-along, drag-along, put, call, and registration rights in certain circumstances.

Director Independence

Because all of our directors, except Mr. Tansky, who is an employee of the Company, are employees of our Sponsors, none of our directors can be considered independent under the independence standards of the New York Stock Exchange.

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

Principal Accounting Fees and Services

Audit Fees.  The aggregate fees billed for the audits of the Company’s annual financial statements for the fiscal years ended August 1, 2009 and August 2, 2008 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q were $1,766,000 and $1,446,000, respectively.

Audit-Related Fees.  The aggregate fees billed for audit-related services for the fiscal years ended August 1, 2009 and August 2, 2008 were $100,000 and $171,000, respectively. These fees related to accounting research and consultation and attestation services for certain subsidiary companies for the fiscal years ended August 1, 2009 and August 2, 2008.

Tax Fees.  The aggregate fees billed for tax services for the fiscal years ended August 1, 2009 and August 2, 2008 were $84,000 and $192,000, respectively. These fees are related to tax compliance and planning.

The Audit Committee has considered and concluded that the provision of permissible non-audit services is compatible with maintaining our independent registered public accounting firm’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report.

1.                                      Financial Statements

The list of financial statements required by this item is set forth in Item 8.

2.                                      Index to Financial Statement Schedules

Page Number
Report of Independent Registered Public Accounting Firm	F-3
Schedule II—Valuation and Qualifying Accounts and Reserves	85

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

4.1	Indenture, dated as of May 27, 1998, between The Neiman Marcus Group, Inc. and The Bank of New York, as trustee. (1)

4.2	Form of 7.125% Senior Notes Due 2028, dated May 27, 1998. (1)

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

10.1*	Employment Agreement dated as of October 6, 2005 by and among The Neiman Marcus Group, Inc., Newton Acquisition Merger Sub, Inc., Newton Acquisition, Inc., and Burton M. Tansky. (1)

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

10.4*	Rollover Agreement dated as of October 4, 2005 by and among The Neiman Marcus Group, Inc., Newton Acquisition, Inc., and Burton M. Tansky. (1)

10.5*

Amendment to Letter Agreement effective as of January 1, 2009 by and between Neiman Marcus, Inc., a Delaware corporation, and Burton M. Tansky incorporated herein by reference to Neiman Marcus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.6*	Form of Rollover Agreement by and among The Neiman Marcus Group, Inc., Newton Acquisition, Inc., and certain members of management. (1)

10.7

Amended and Restated Credit Agreement dated as of July 15, 2009, among The Neiman Marcus Group, Inc., the Company, the other borrowers and guarantors named therein, Bank of America, N.A., as administrative agent and co-collateral agent, Wells Fargo Retail Finance, LLC as co-collateral agent, Banc of America Securities LLC, Wells Fargo Retail Finance, LLC, J.P. Morgan Securities Inc. and Regions Business Capital Corporation as joint lead arrangers and joint bookrunners, Wells Fargo Retail Finance, LLC as syndication agent, JPMorgan Chase Bank, N.A. and Regions Bank as co-documentation agents and the lenders thereunder, incorporated herein by reference to Neiman Marcus, Inc.’s Current Report on Form 8-K dated July 16, 2009.

10.8

Credit Agreement dated as of October 6, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc., The Neiman Marcus Group, Inc., the Subsidiary Guarantors, Credit Suisse, as administrative agent and collateral agent, Credit Suisse and Deutsche Bank Securities Inc. as joint lead arrangers, Banc of America Securities LLC and Goldman Sachs Credit Partners L.P. as co-arrangers, Credit Suisse, Deutsche Bank Securities Inc., Banc of America Securities LLC and Goldman Sachs Credit Partners L.P. as joint bookrunners, Deutsche Bank Securities Inc., Banc of America Securities LLC and Goldman Sachs Credit Partners L.P. as co-syndication agents and the lenders thereunder. (1) (2)

10.9

Amended and Restated Pledge and Security Agreement dated as of July 15, 2009 by and among The Neiman Marcus Group, Inc., the Company, subsidiaries named therein and Bank of America, N.A., as administrative agent and co-collateral agent, incorporated herein by reference to Neiman Marcus, Inc.’s Current Report on Form 8-K dated July 16, 2009.

10.10

Substitution of Agent and Joinder Agreement, dated as of July 15, 2009, among Deutsche Bank Trust Company Americas, Credit Suisse and Bank of America, N.A., incorporated herein by reference to Neiman Marcus, Inc.’s Current Report on Form 8-K dated July 16, 2009.

10.11

Pledge and Security and Intercreditor Agreement dated as of October 6, 2005, among Newton Acquisition Merger Sub, Inc., The Neiman Marcus Group, Inc., Newton Acquisition, Inc., the Subsidiary Guarantors and Credit Suisse, as administrative agent and collateral agent. (1)

10.12

Lien Subordination and Intercreditor Agreement dated as of October 6, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc., the Subsidiary Guarantors, Deutsche Bank Trust Company Americas, as revolving facility agent, and Credit Suisse, as term loan agent, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated October 12, 2005.

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

10.17

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

10.18*	Newton Acquisition, Inc. Management Equity Incentive Plan, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated December 5, 2005.

10.19*

Amendment to the Newton Acquisition, Inc. Management Equity Incentive Plan effective as of January 1, 2009 incorporated herein by reference to Neiman Marcus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.20*

Stock Option Grant Agreement made as of November 29, 2005 between Newton Acquisition, Inc. and Burton M. Tansky, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated December 5, 2005.

10.21*

Amendment to the Stock Option Grant Agreement effective as of January 1, 2009 by and between Neiman Marcus, Inc., a Delaware corporation, and Burton M. Tansky incorporated herein by reference to Neiman Marcus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.22*

Form of Stock Option Grant Agreement made as of November 29, 2005 between Newton Acquisition, Inc. and certain eligible key employees, incorporated herein by reference to The Neiman Marcus Group, Inc.’s

Current Report on Form 8-K dated December 5, 2005.

10.23*

Amendment to the Form of Stock Option Grant Agreement effective as of January 1, 2009 by and between Neiman Marcus, Inc., a Delaware corporation, and certain eligible key employees incorporated herein by reference to Neiman Marcus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.24

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

10.25*

Employment Agreement between The Neiman Marcus Group, Inc. and Karen Katz, dated February 1, 2006, effective as of October 6, 2005, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated February 1, 2006.

10.26*

Amendment to Employment Agreement effective as of January 1, 2009 by and between The Neiman Marcus Group, Inc., a Delaware corporation, and Karen Katz incorporated herein by reference to Neiman Marcus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.27

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

10.29

Amendment No. 1, dated as of March 28, 2006, to the Pledge and Security Intercreditor Agreement dated as of October 6, 2005, among Neiman Marcus, Inc., The Neiman Marcus Group, Inc., the Subsidiaries party thereto and Credit Suisse, as administrative agent and collateral agent, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated March 29, 2006.

10.30	Credit Card Program Agreement, dated as of June 8, 2005, by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., HSBC Bank Nevada, N.A. and Household Corporation. (1) (2)

10.31	Servicing Agreement by and between The Neiman Marcus Group, Inc. and HSBC Bank Nevada, N.A. (1) (2)

10.32*

Confidentiality, Non-Competition and Termination Benefits Agreement by and between Bergdorf Goodman, Inc., a New York corporation and a wholly owned subsidiary of The Neiman Marcus Group, Inc., and James J. Gold dated May 3, 2004, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.33*

Amendment to the Confidentiality, Non-Competition and Termination Benefits Agreement effective as of January 1, 2009 by and between Bergdorf Goodman, Inc., a New York corporation and wholly owned subsidiary of The Neiman Marcus Group, Inc. and James J. Gold incorporated herein by reference to Neiman Marcus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.34*

Form of Amendment to the Confidentiality, Non-Competition and Termination Benefits Agreement effective as of January 1, 2009 by and between The Neiman Marcus Group, Inc., a Delaware corporation, and certain eligible key employees incorporated herein by reference to Neiman Marcus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.35

Stockholder Agreement, dated as of May 1, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc. and the other parties signatory thereto, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated May 4, 2005.

10.36*	Neiman Marcus, Inc. Cash Incentive Plan amended as of January 21, 2008, incorporated herein by reference to the Neiman Marcus, Inc. Quarterly Report on Form 10-Q for the quarter ended April 26, 2008.

10.37

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

10.38

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

10.39*

The Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan amended and restated effective January 1, 2008, incorporated herein by reference to the Neiman Marcus, Inc. Quarterly Report on Form 10-Q for the quarter ended April 26, 2008.

10.40*

Amendment No. 1 effective as of January 1, 2009 to The Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan incorporated herein by reference to Neiman Marcus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.41

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

10.42

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

10.43

The Neiman Marcus Group, Inc. Supplemental Executive Retirement Plan as amended and restated effective January 1, 2009 incorporated herein by reference to Neiman Marcus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.44

The Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2008, incorporated herein by reference to the Neiman Marcus, Inc. Annual Report on Form 10-K for the fiscal year ended August 2, 2008.

10.45

Amendment No. 1 effective January 1, 2009 to the Amended and Restated Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan incorporated herein by reference to Neiman Marcus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.46

First Amendment to Credit Card Program Agreement dated as of April 30, 2006 by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., HSBC Bank Nevada, N.A., and Household Corporation. (1) (2)

10.47

Second Amendment to Credit Card Program Agreement dated as of June 28, 2006 by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., HSBC Bank Nevada, N.A. and Household Corporation. (1) (2)

10.48

Third Amendment to Credit Card Program Agreement dated as of August 1, 2006 by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., HSBC Bank Nevada, N.A., and Household Corporation. (1) (2)

10.49

Fourth Amendment to Credit Card Program Agreement dated as of April 3, 2007 by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., HSBC Bank Nevada, N.A., and HSBC Private Label Corporation. (1) (2)

10.50

Fifth Amendment to Credit Card Program Agreement dated as of March 13, 2007 by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., HSBC Bank Nevada, N.A., and HSBC Private Label Corporation. (1)

10.51

Sixth Amendment to Credit Card Program Agreement dated as of July 17, 2007 by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., HSBC Bank Nevada, N.A., and HSBC Private Label Corporation. (1) (2)

10.52	Seventh Amendment to Credit Card Program Agreement dated April 21, 2008 by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, HSBC Private Label Corporation, and HSBC Bank Nevada, N.A. (1) (2)

10.53

Eighth Amendment to Credit Card Program Agreement dated as of October 17, 2008 by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., HSBC Bank Nevada, N.A., and HSBC Private Label Corporation. (1) (2)

10.54

Ninth Amendment to Credit Card Program Agreement dated as of December 3, 2008 by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., HSBC Bank Nevada, N.A., and HSBC Private Label Corporation. (1) (2)

10.55	Form of First Amendment to Second Priority Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement from The Neiman Marcus Group, Inc. to Bank of America, N.A. (1)

12.1	Computation of Ratio of Earnings to Fixed Charges. (1)

14.1	The Neiman Marcus Group, Inc. Code of Ethics and Conduct. (1)

14.2	The Neiman Marcus Group, Inc. Code of Ethics for Financial Professionals. (1)

21.1	Subsidiaries of the Company. (1)

23.1	Consent of Ernst & Young LLP. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.

(2)	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

*	Current management contract or compensatory plan or arrangement.

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

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under our supervision and with the participation of other key members of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of August 1, 2009. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an unqualified attestation report on the effectiveness of our internal controls over financial reporting as of August 1, 2009.

BURTON M. TANSKY

President and Chief Executive Officer

JAMES E. SKINNER

Executive Vice President and Chief Financial Officer

T. DALE STAPLETON

Vice President and Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Neiman Marcus, Inc.

We have audited the accompanying consolidated balance sheets of Neiman Marcus, Inc. and subsidiaries as of August 1, 2009 and August 2, 2008, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the three years in the period ended August 1, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neiman Marcus, Inc. and subsidiaries at August 1, 2009 and August 2, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 1, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, in fiscal year 2008 the Company changed its method of accounting for income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Neiman Marcus, Inc.'s internal control over financial reporting as of August 1, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 20, 2009 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Dallas, Texas

October 20, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Neiman Marcus, Inc.

We have audited Neiman Marcus, Inc.’s internal control over financial reporting as of August 1, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Neiman Marcus, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Neiman Marcus, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 1, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Neiman Marcus, Inc. and subsidiaries as of August 1, 2009 and August 2, 2008, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the three years in the period ended August 1, 2009 of Neiman Marcus, Inc. and our report dated October 20, 2009 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Dallas, Texas

October 20, 2009

NEIMAN MARCUS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)	August 1, 2009	August 2, 2008

ASSETS
Current assets:
Cash and cash equivalents	$323,425	$239,180
Merchandise inventories	755,034	978,044
Deferred income taxes	19,136	32,659
Other current assets	123,932	113,776
Total current assets	1,221,527	1,363,659
Property and equipment, net	992,715	1,075,294
Customer lists, net	368,660	422,931
Favorable lease commitments, net	411,564	429,441
Tradenames	1,235,290	1,579,054
Goodwill	1,263,433	1,611,191
Other assets	87,837	75,249
Total assets	$5,581,026	$6,556,819
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$233,990	$345,640
Accrued liabilities	302,886	361,094
Current maturities of long-term liabilities	26,617	—
Total current liabilities	563,493	706,734
Long-term liabilities:
Long-term debt	2,954,221	2,946,102
Deferred real estate credits	96,420	84,019
Deferred income taxes	697,810	929,970
Other long-term liabilities	350,247	213,475
Total long-term liabilities	4,098,698	4,173,566

Common stock (par value $0.01 per share, 5,000,000 shares authorized and 1,013,082 shares issued and outstanding at August 1, 2009 and 1,012,919 shares issued and outstanding at August 2, 2008)	10	10
Additional paid-in capital	1,424,258	1,418,473
Accumulated other comprehensive loss	(104,587)	(9,164)
Retained (deficit) earnings	(400,846)	267,200
Total shareholders' equity	918,835	1,676,519
Total liabilities and shareholders' equity	$5,581,026	$6,556,819

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal year ended
(in thousands)	August 1, 2009	August 2, 2008	July 28, 2007

Revenues	$3,643,346	$4,600,536	$4,390,076
Cost of goods sold including buying and occupancy costs (excluding depreciation)	2,536,764	2,934,968	2,753,814
Selling, general and administrative expenses (excluding depreciation)	882,737	1,045,447	1,015,140
Income from credit card program, net	(49,966)	(65,727)	(65,723)
Depreciation expense	150,759	148,411	136,468
Amortization of intangible assets	54,826	54,314	54,387
Amortization of favorable lease commitments	17,877	17,878	17,878
Impairment charges	703,266	31,261	11,473
Other income	—	(32,450)	(10,164)
Operating (loss) earnings	(652,917)	466,434	476,803
Interest expense, net	235,574	239,805	259,805
(Loss) earnings from continuing operations before income taxes	(888,491)	226,629	216,998
Income tax (benefit) expense	(220,445)	83,816	82,295
(Loss) earnings from continuing operations	(668,046)	142,813	134,703
Loss from discontinued operation, net of taxes	—	—	(22,771)
Net (loss) earnings	$(668,046)	$142,813	$111,932

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended
(in thousands)	August 1, 2009	August 2, 2008	July 28, 2007

CASH FLOWS—OPERATING ACTIVITIES
Net (loss) earnings	$(668,046)	$142,813	$111,932
Loss from discontinued operation	—	—	22,771
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expense	240,645	234,820	222,874
Impairment charges	703,266	31,261	11,473
Paid-in-kind interest	38,082	—	—
Deferred income taxes	(153,888)	(44,627)	(60,522)
Gain on curtailment of defined benefit retirement obligations	—	(32,450)	—
Other—primarily costs related to defined benefit pension and other long-term benefit plans	10,185	21,997	20,531
	170,244	353,814	329,059
Changes in operating assets and liabilities:
Merchandise inventories	223,010	(59,775)	(124,648)
Other current assets	(10,156)	(20,239)	(12,597)
Other assets	(7,684)	3,118	(3,333)
Accounts payable and accrued liabilities	(167,269)	(10,287)	53,461
Deferred real estate credits	17,668	33,694	27,885
Funding of defined benefit pension plan	(15,000)	(15,000)	—
Net cash provided by operating activities — continuing operations	210,813	285,325	269,827
Net cash used for operating activities — discontinued operation	—	—	(10,918)
Net cash provided by operating activities	210,813	285,325	258,909
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	(101,525)	(183,452)	(147,877)
Purchases of short-term investments	—	(10,000)	—
Sales of short-term investments	—	10,000	—
Payment to minority interest holder in Kate Spade LLC	—	—	(59,400)
Net proceeds from sale of Kate Spade LLC	—	—	121,469
Net cash used for investing activities — continuing operations	(101,525)	(183,452)	(85,808)
Net cash used for investing activities — discontinued operation	—	—	(128)
Net cash used for investing activities	(101,525)	(183,452)	(85,936)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	(1,611)	(3,900)	(4,918)
Debt issuance costs paid	(23,432)	—	(1,449)
Repayment of borrowings under senior term loan facility	—	—	(250,000)
Proceeds from purchase of common stock, exercises of stock options and restricted stock grants	—	—	1,148
Net cash used for financing activities — continuing operations	(25,043)	(3,900)	(255,219)
Net cash used for financing activities — discontinued operation	—	—	(1,675)
Net cash used for financing activities	(25,043)	(3,900)	(256,894)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the year	84,245	97,973	(83,921)
Beginning balance	239,180	141,207	225,128
Ending balance	$323,425	$239,180	$141,207

Supplemental Schedule of Cash Flow Information:
Cash paid (received) during the year for:
Interest	$188,587	$233,055	$259,709
Income taxes	$(29,639)	$145,811	$155,568
Noncash activities:
Additions to property and equipment	$—	$—	$1,733
Adjustments to goodwill related to pre-acquisition tax contingencies	$(18,049)	$6,051	$—

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Additional	Accumulated other		Total
(in thousands)	Common stock	paid-in capital	comprehensive income (loss)	Retained earnings	shareholders’ equity
BALANCE AT JULY 29, 2006	$10	$1,405,373	$9,829	$12,455	$1,427,667
Stock based compensation expense	—	5,859	—	—	5,859
Other equity transactions	—	1,154	—	—	1,154
Adjustment for unfunded benefit obligations (upon initial adoption of new accounting principle), net of income tax effect of $11,289	—	—	17,365	—	17,365
Comprehensive income:
Net earnings	—	—	—	111,932	111,932
Adjustments for fluctuations in fair market value of financial instruments, net of tax of ($1,758)	—	—	(2,678)	—	(2,678)
Reclassification to earnings, net of tax of ($2,327)	—	—	(3,579)	—	(3,579)
Other	—	—	292	—	292
Total comprehensive income					105,967
BALANCE AT JULY 28, 2007	10	1,412,386	21,229	124,387	1,558,012
Stock based compensation expense	—	6,087	—	—	6,087
Comprehensive income:
Net earnings	—	—	—	142,813	142,813
Adjustments for fluctuations in fair market value of financial instruments, net of tax of ($16,355)	—	—	(25,159)	—	(25,159)
Reclassification to earnings, net of tax of ($214)	—	—	(329)	—	(329)
Change in unfunded benefit obligations, net of tax of ($3,239)	—	—	(5,063)	—	(5,063)
Other	—	—	158	—	158
Total comprehensive income					112,420
BALANCE AT AUGUST 2, 2008	10	1,418,473	(9,164)	267,200	1,676,519
Stock based compensation expense	—	5,785	—	—	5,785
Comprehensive loss:
Net loss	—	—	—	(668,046)	(668,046)
Adjustments for fluctuations in fair market value of financial instruments, net of tax of ($19,229)	—	—	(29,575)	—	(29,575)
Reclassification to earnings, net of tax of $10,287	—	—	15,822	—	15,822
Change in unfunded benefit obligations, net of tax of ($52,865)	—	—	(81,313)	—	(81,313)
Other	—	—	(357)	—	(357)
Total comprehensive loss					(763,469)
BALANCE AT AUGUST 1, 2009	$10	$1,424,258	$(104,587)	$(400,846)	$918,835

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

On April 22, 2005, Neiman Marcus, Inc. (the Company), formerly Newton Acquisition, Inc., and its wholly-owned subsidiary, Newton Acquisition Merger Sub, Inc. (Merger Sub), were formed and incorporated in the state of Delaware. The Company is a subsidiary of Newton Holding, LLC (Holding).  Holding, the Company and Merger Sub were formed by investment funds affiliated with TPG Capital (formerly Texas Pacific Group) and Warburg Pincus LLC (collectively, the Sponsors) for the purpose of acquiring The Neiman Marcus Group, Inc. (NMG).

The acquisition of NMG was completed on October 6, 2005 through the merger of Merger Sub with and into NMG, with NMG being the surviving entity (the Acquisition). Subsequent to the Acquisition, NMG is a subsidiary of the Company, which is controlled by Holding.

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar which resulted in an extra week in fiscal year 2008 (the 53rd week). All references to fiscal year 2009 relate to the fifty two weeks ended August 1, 2009; all references to fiscal year 2008 relate to the fifty three weeks ended August 2, 2008 and all references to fiscal year 2007 relate to the fifty two weeks ended July 28, 2007.

We adopted Statement of Financial Accounting Standards No. 165, “Subsequent Events” (SFAS 165) during the fourth quarter of fiscal year 2009, and have evaluated all material events occurring subsequent to the date of the financial statements up to the date and time this Annual Report on Form 10-K was filed.

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

Cash and Cash Equivalents.  Cash and cash equivalents primarily consist of cash on hand in our stores, deposits with banks and overnight investments with banks and financial institutions. Cash equivalents are stated at cost, which approximates fair value. Our cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable includes $30.0 million of outstanding checks not yet presented for payment at August 1, 2009 and $55.3 million at August 2, 2008.

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise. These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold. The amounts of vendor allowances we received did not have a significant impact on the year-over-year change in gross margin during fiscal years 2009, 2008 or 2007. We received vendor allowances of $107.7 million, or 3.0% of revenues, in fiscal year 2009, $109.6 million, or 2.4% of revenues, in fiscal year 2008 and $96.1 million, or 2.2% of revenues, in fiscal year 2007.

We obtain certain merchandise, primarily precious jewelry, on a consignment basis in order to expand our product assortment. Consignment merchandise held by us with a cost basis of $283.0 million at August 1, 2009 and $388.8 million at August 2, 2008 is not reflected in our consolidated balance sheets.

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

We assess the recoverability of the carrying values of our store assets, consisting of property and equipment, customer lists and favorable lease commitments, annually and upon the occurrence of certain events (e.g., opening a new store near an existing store or announcing plans for a store closing). The recoverability assessment requires judgment and estimates of future store generated cash flows. The underlying estimates of cash flows include estimates for future revenues, gross margin rates and store expenses. We base these estimates upon the stores’ past and expected future performance. New stores may require two to five years to develop a customer base necessary to generate the cash flows of our more mature stores. To the extent our estimates for revenue growth and gross margin improvement are not realized, future annual assessments could result in additional impairment charges.

Intangible Assets Subject to Amortization.  Customer lists and amortizable tradenames are amortized using the straight-line method over their estimated useful lives, ranging from 5 to 24 years (weighted average life of 13 years).  Favorable lease commitments are amortized straight-line over the remaining lives of the leases, ranging from 6 to 49 years (weighted average life of 33 years).  Total estimated amortization of all acquisition-related intangible assets for the next five fiscal years is currently estimated as follows (in thousands):

2010	$73,259
2011	62,548
2012	50,123
2013	47,436
2014	46,881

Indefinite-Lived Intangible Assets and Goodwill.  Indefinite-lived intangible assets, such as tradenames, and goodwill, and are not subject to amortization. Rather, we assess the recoverability of indefinite-lived intangible assets and goodwill in the fourth quarter of each fiscal year and upon the occurrence of certain events.

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

If the recorded carrying value of the tradename exceeds its estimated fair value, an impairment charge is recorded to write the tradename down to its estimated fair value.  The tradename impairment testing process is subject to inherent uncertainties and subjectivity.  The use of different assumptions, estimates or judgments could materially increase or decrease any related impairment charge.  We believe our estimates are appropriate based upon current market conditions and the best information available at the assessment date.  However, future impairment charges could be required if we do not achieve our current revenue and profitability projections, market royalty rates decrease or the weighted average cost of capital increases.  We currently estimate that the fair value of our tradenames decreases by approximately $225 million for each 0.5% decrease in market royalty rates and by approximately $90 million for each 0.5% increase in the weighted average cost of capital.

The assessment of the recoverability of the goodwill associated with our Neiman Marcus stores, Bergdorf Goodman stores and Direct Marketing reporting units involves a two-step process.  The first step requires the comparison of the estimated enterprise fair value of each of our reporting units to its recorded carrying value.  We estimate the enterprise fair value based on discounted cash flow techniques.  Inputs to the valuation model include:

•                  estimated future cash flows;

•                  growth assumptions for future revenues as well as future gross margin rates, expense rates and other estimates; and

•                  rate used to discount our estimated future cash flow projections to their present value (or estimated fair value).

The projected sales, gross margin and SG&A expense rate assumptions and capital expenditures are based on our annual business plan or other forecasted results.  Discount rates reflect market-based estimates (based on the weighted average cost of capital) of the risks associated with the projected cash flows directly resulting from the use of those assets in operations.  The estimates of the enterprise fair values of our reporting units are based on the best information available as of the date of the assessment.

If the recorded carrying value of a reporting unit exceeds its estimated enterprise fair value in the first step, a second step is performed in which we allocate the enterprise fair value to the fair value of the reporting unit’s net assets.  The second step of the impairment testing process requires, among other things, the estimation of the fair values of substantially all of our tangible and intangible assets.  Any enterprise fair value in excess of amounts allocated to such net assets represents the implied fair value of goodwill for that reporting unit.  If the recorded goodwill balance for a reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded to write goodwill down to its fair value.

The goodwill impairment testing process is subject to inherent uncertainties and subjectivity.  The use of different assumptions, estimates or judgments in either step of the process, including with estimation of the projected future cash flows of our reporting units, the discount rate used to reduce such projected future cash flows to their net present value, and the estimation of the fair value of the reporting units’ tangible and intangible assets and liabilities, could materially increase or decrease the fair value of the reporting unit’s net assets and, accordingly, could materially increase or decrease any related impairment charge.  We believe our estimates are appropriate based upon current market conditions and the best information available at the assessment date.  However, future impairment charges could be required if we do not achieve our current revenue and profitability projections or the weighted average cost of capital increases.  We currently estimate that a 5% decrease in the estimated fair value of the net assets of each of our reporting units as compared to the values used in the preparation of these financial statements would increase the impairment charge related to goodwill by approximately $200 million.  In addition, we currently estimate that the fair value of our goodwill decreases by approximately $300 million for each 0.5% increase in the discount rate used to estimate fair value.

As more fully described in Note 7, we recorded significant impairment charges in fiscal year 2009 to writedown our tradenames and goodwill to estimated fair value.

Leases.  We lease certain retail stores and office facilities. Stores we own are often subject to ground leases. The terms of our real estate leases, including renewal options, range from 1 to 101 years. Most leases provide for monthly fixed minimum rentals or contingent rentals based upon sales in excess of stated amounts and normally require us to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs. For leases that contain predetermined, fixed calculations of minimum rentals, we recognize rent expense on a straight-line basis over the lease term. We recognize contingent rent expenses when it is probable that the sales thresholds will be reached during the year.

We receive allowances from developers related to the construction of our stores. We record these allowances as deferred real estate credits which we recognize as a reduction of rent expense on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased asset. We received construction allowances aggregating $10.0 million in fiscal year 2009, $36.8 million in fiscal year 2008 and $24.6 million in fiscal year 2007.

Financial Instruments.  In connection with the Acquisition, we obtained $2,575.0 million of floating rate debt agreements, of which $2,125.0 million was outstanding at the Acquisition date and $1,625.0 million is outstanding at August 1, 2009 (including $26.6 million of borrowings classified as current liabilities).  Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  These swap agreements hedge a portion of our contractual floating rate interest commitments through the expiration of the agreements in December 2010.  As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.831% to 6.983% per quarter through 2010 and result in an average fixed rate of 6.900%.

Benefit Plans.  We sponsor a noncontributory defined benefit pension plan (Pension Plan), an unfunded supplemental executive retirement plan (SERP Plan) which provides certain employees additional pension benefits and a post retirement plan providing eligible employees limited postretirement health care benefits (Postretirement Plan). In calculating our obligations and related expense, we make various assumptions and estimates, after consulting with outside actuaries and advisors. The annual determination of expense involves calculating the estimated total benefits ultimately payable to plan participants and allocating this cost to the periods in which services are expected to be rendered. We use the projected unit credit method in recognizing pension liabilities. The Pension and SERP Plans are valued annually as of the end of each fiscal year.

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

Self-insurance and Other Employee Benefit Reserves.  We use estimates in the determination of the required accruals for general liability, workers’ compensation and health insurance. We base these estimates upon an examination of historical trends, industry claims experience and independent actuarial estimates. Although we do not expect that we will ultimately pay claims significantly different from our estimates, self-insurance reserves could be affected if future claims experience differ significantly from our historical trends and assumptions.

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

We maintain reserves for anticipated sales returns primarily based on our historical trends related to returns by our retail and direct marketing customers. Our reserves for anticipated sales returns aggregated $29.7 million at August 1, 2009 and $45.0 million at August 2, 2008. As the vast majority of merchandise returns are made in less than 30 days after the sales transaction, we believe the risk that differences between our estimated and actual returns will have a material impact on our consolidated financial statements is minimal.

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

We receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendors’ merchandise. These allowances are netted against the related compensation expense that we incur. Amounts received from vendors related to compensation programs were $65.8 million in fiscal year 2009, $71.6 million in fiscal year 2008 and $65.4 million in fiscal year 2007.

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

Deferred catalog costs included in other current assets in the consolidated balance sheets were $4.0 million as of August 1, 2009 and $7.5 million as of August 2, 2008.  Net advertising expenses were $81.1 million in fiscal year 2009, $102.8 million in fiscal year 2008 and $100.2 million in fiscal year 2007.

Consistent with industry practice, we receive advertising allowances from certain of our merchandise vendors. Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media. As a result, advertising allowances are recorded as a reduction of our advertising costs when earned. Advertising allowances aggregated approximately $65.7 million in fiscal year 2009, $75.7 million in fiscal year 2008 and $63.4 million in fiscal year 2007.

Preopening expenses primarily consist of payroll and related media costs incurred in connection with store openings and major renovations and are expensed when incurred.  We incurred preopening expenses of $5.1 million in fiscal year 2009, $7.7 million in fiscal year 2008 and $8.8 million in fiscal year 2007.

Income from credit card program, net.  Pursuant to a long-term marketing and servicing alliance with HSBC Bank Nevada, N.A. and HSBC Private Label Corporation (formerly known as Household Corporation) (collectively referred to as HSBC), HSBC offers credit card and non-card payment plans bearing our brands and we receive 1) ongoing payments from HSBC based on net credit card sales, 2) compensation for marketing and servicing activities, 3) our allocable share of certain income generated from the credit card program and 4) our allocable share of certain credit card losses generated from the credit card portfolio (HSBC Program Income). We recognize HSBC Program Income when earned.  In the future, the HSBC Program Income may be:

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

•                  increased for our allocable share of certain income, if any, generated from the credit card program as provided pursuant to our contractual agreement with HSBC, or any subsequent amendment thereto; and

•                  decreased for our allocable share of certain credit card losses generated from the credit card portfolio as provided pursuant to our contractual agreement with HSBC, or any subsequent amendment thereto.

Gift Cards.  We sell gift cards at our Specialty Retail stores and through our Direct Marketing operation. Unredeemed gift cards aggregated $30.4 million at August 1, 2009 and $34.1 million at August 2, 2008. The gift cards sold to our customers have no stated expiration dates and are subject to actual and/or potential escheatment rights in various of the jurisdictions in which we operate.

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

Gift card breakage recognized during fiscal years 2009 and 2008 was not significant. We do not believe gift card breakage will have a material impact on our future operations.

Loyalty Programs.  We maintain customer loyalty programs in which customers accumulate points for qualifying purchases. Upon reaching certain levels, customers may redeem their points for gifts. Generally, points earned in a given year must be redeemed no later than 90 days subsequent to the end of the annual program period.

The estimates of the costs associated with the loyalty programs require us to make assumptions related to customer purchasing levels, redemption rates and costs of awards to be chosen by our customers. Our customers redeem a substantial portion of the points earned in connection with our loyalty programs for gift cards. At the time the qualifying sales giving rise to the loyalty program points are made, we defer the portion of the revenues on the qualifying sales transactions equal to the estimated retail value of the gift cards to be issued upon conversion of the points to gift cards. We record the deferral of revenues related to gift card awards under our loyalty programs as a reduction of revenues. In addition, we charge the cost of all other awards under our loyalty programs to cost of goods sold.

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

In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which delays the effective date of fair value disclosures required by SFAS 157 for all nonfinancial assets, such as intangible assets and goodwill, and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  FSP 157-2 is effective for fiscal years beginning after November 15, 2008, or our fiscal year ending July 31, 2010.  We have not yet evaluated the impact of adopting FSP 157-2 on our consolidated financial statements.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (SFAS 165), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued, including the required disclosure of the date through which subsequent events have been evaluated and the basis for that date.  SFAS 165 is effective for interim or annual periods ending after June 15, 2009.  We adopted SFAS 165 during the fourth quarter of fiscal year 2009, as more fully described in Note 1 “Basis of Presentation.”

NOTE 2.  DISCONTINUED OPERATION

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

Our consolidated financial statements, accompanying notes and other information provided in this Annual Report on Form 10-K reflect Kate Spade LLC as a discontinued operation for all periods presented.

Summarized financial information with respect to the results of operations of Kate Spade LLC is as follows:

(in thousands)	Fiscal year ended July 28, 2007

Revenues	$29,612

Earnings from discontinued operation before income taxes	$3,494
Income taxes	1,967
Net earnings from discontinued operation	1,527

Loss on disposition before income taxes	(13,398)
Income taxes	(10,900)
Net loss on disposition	(24,298)

Loss from discontinued operation, net of taxes	$(22,771)

In the first quarter of fiscal year 2007, we impaired the intangible assets of Kate Spade LLC by $12.5 million in order to state the net assets of Kate Spade LLC at their estimated net realizable value to NMG.

NOTE 3.  TRANSACTIONS WITH SPONSORS

Pursuant to a management services agreement with affiliates of the Sponsors, and in exchange for on-going consulting and management advisory services that are provided to us by the Sponsors and their affiliates, affiliates of the Sponsors receive an aggregate annual management fee equal to the lesser of (i) 0.25% of our consolidated annual revenues or (ii) $10 million. Affiliates of the Sponsors also receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with services provided pursuant to the agreement. These management fees are payable quarterly in arrears.  We recorded management fees of $9.1 million during fiscal year 2009 and $10.0 million during fiscal years 2008 and 2007, which are included in selling, general and administrative expenses in the consolidated statements of operations.

The management services agreement also provides that affiliates of the Sponsors may receive future fees in connection with certain future financing and acquisition or disposition transactions. The management services agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

NOTE 4.  INCOME FROM CREDIT CARD PROGRAM, NET

In June 2005, we entered into a marketing and servicing alliance with HSBC.  Pursuant to the agreement with HSBC (Program Agreement), HSBC offers credit cards and non-card payment plans and bears substantially all credit risk with respect to sales transacted on the cards bearing our brands. We receive ongoing payments from HSBC related to credit card sales and compensation for marketing and servicing activities (HSBC Program Income).  The Program Agreement expires in June 2010.  We recognize HSBC Program Income when earned.

The Program Agreement, as amended, provides for 1) the allocation between HSBC and NMG of additional income, if any, to be generated from the credit card program as a result of certain changes made to the terms of credit extended to our customers since the inception of the Program Agreement and 2) the allocation of certain credit card losses between HSBC and NMG.  In light of current economic conditions that have led to higher delinquencies and losses on consumer indebtednesses, net losses are currently allocable to NMG.  As of August 1, 2009, our reserve for credit card net losses aggregated $3.5 million, which is included in accrued liabilities in the consolidated balance sheets.

NOTE 5.  PROPERTY AND EQUIPMENT, NET

The significant components of our property and equipment, net are as follows:

(in thousands)	August 1, 2009	August 2, 2008
Land, buildings and improvements	$868,026	$829,647
Fixtures and equipment	617,303	560,537
Construction in progress	48,632	77,320
	1,533,961	1,467,504
Less accumulated depreciation and amortization	541,246	392,210
Property and equipment, net	$992,715	$1,075,294

NOTE 6.  GOODWILL AND INTANGIBLE ASSETS, NET

The significant components of our intangible assets and goodwill, by our reportable operating segments, are as follows:

(in thousands)	Customer lists	Favorable lease commitments	Tradenames	Goodwill

Specialty Retail
Balance at July 28, 2007	$418,058	$447,319	$1,406,030	$1,300,253
Amortization	(39,542)	(17,878)
Adjustments related to pre-acquisition tax contingencies	—	—	—	4,805
Balance at August 2, 2008	$378,516	$429,441	$1,406,030	$1,305,058
Amortization	(39,499)	(17,877)
Adjustments related to pre-acquisition tax contingencies				(15,687)
Writedown of tradenames			(311,835)
Writedown of goodwill				(329,709)
Balance at August 1, 2009	$339,017	$411,564	$1,094,195	$959,662

Direct Marketing
Balance at July 28, 2007	$59,187	$—	$204,285	$304,887
Amortization	(14,772)	—
Adjustments related to pre-acquisition tax contingencies				1,246
Writedown of Horchow tradename			(31,261)	—
Balance at August 2, 2008	$44,415	$—	$173,024	$306,133
Amortization	(14,772)	—	(555)
Adjustments related to pre-acquisition tax contingencies				(2,362)
Writedown of tradenames			(31,374)
Balance at August 1, 2009	$29,643	$—	$141,095	$303,771

Total at August 1, 2009	$368,660	$411,564	$1,235,290	$1,263,433

Total accumulated amortization at August 1, 2009	$207,830	$68,416	$555

During the third quarter of fiscal year 2009, we closed the Internal Revenue Service (IRS) examination of fiscal years 2005 and 2006 and received net refunds of approximately $2.8 million.  In addition, as a result of the completion of the audit and IRS determination regarding certain deductions taken in connection with the Acquisition, we recorded a decrease in the gross amount of unrecognized tax benefits of $13.7 million and a decrease in accrued interest and penalties of $2.2 million.  This $15.9 million reduction in our liability for unrecognized tax benefits resulted in a decrease to goodwill of $17.3 million and a tax benefit of $1.3 million, offset by a decrease to deferred tax liabilities of $2.7 million during fiscal year 2009.  Finally, in the fourth quarter of fiscal year 2009, we recorded a decrease to our recorded liability for unrecognized tax benefits and a corresponding reduction to goodwill of $0.7 million as a result of the expiration of statutes of limitation in various taxing jurisdictions.

In the first quarter of fiscal year 2008, the cumulative effect of adopting FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) resulted in a net increase to our accruals for uncertain tax positions of $9.1 million for the derecognition of certain tax benefits.  This increase to our accruals was offset by a corresponding increase to goodwill as these uncertainties existed at the time of the Acquisition.  During the fourth quarter of fiscal year 2008, we entered into a negotiated settlement with a state tax authority regarding a state non-filing position which resulted in a decrease in our accruals for uncertain tax positions and a reduction to goodwill of $3.0 million related to the resolution of tax uncertainties that existed at the time of the Acquisition.

In the fourth quarters of fiscal years 2008 and 2007, we recorded $31.3 million and $11.5 million pretax impairment charges related to the writedown to fair value of the Horchow tradename based upon lower revenues and royalty rate expectations with respect to the Horchow brand in light of current operating performance and future operating expectations.  Additionally, in the second quarter of fiscal year 2009, we recorded a $12.1 million pretax impairment charge related to the writedown to fair value of the Horchow tradename.  At August 1, 2009, the recorded amount of the Horchow tradename was $3.9 million.

As more fully described in Note 7, we recorded significant impairment charges in the fiscal year 2009 to writedown our tradenames and goodwill to estimated fair value.

NOTE 7.  IMPAIRMENT OF LONG-LIVED ASSETS

We assess the recoverability of indefinite-lived assets and goodwill in the fourth quarter of each year and upon the occurrence of certain events.  In connection with the preparation of our consolidated financial statements for the second quarter of fiscal year 2009, we concluded that it was appropriate to test our long-lived assets for recoverability in light of 1) the significant declines in the domestic and global financial markets during the first and second quarters of fiscal year 2009 and 2) the determination that these macroeconomic conditions are significantly impacting our business operations.

Based upon our assessment of economic conditions as of the end of our second quarter, our expectations of future business conditions and trends, and our projected revenues, earnings and cash flows, we determined certain of our property and equipment, tradenames and goodwill to be impaired and recorded impairment charges in the second quarter of fiscal year 2009 aggregating $560.1 million.

In the fourth quarter of fiscal year 2009, we updated our short-term and long-term operating forecasts in connection with our annual planning process in light of current business conditions and our updated expectations of future business conditions and trends.  Utilizing these updated operating forecasts to estimate the fair values of our reporting units, we determined further impairment with respect to certain of our property and equipment, tradenames and goodwill and recorded additional impairment charges in the fourth quarter of fiscal year 2009 aggregating $143.1 million.

Total impairment charges recorded in fiscal year 2009 are as follows:

(in thousands)	Specialty Retail stores	Direct Marketing	Total

Property and equipment	$30,348	$—	$30,348
Tradenames	311,835	31,374	343,209
Goodwill	329,709	—	329,709
	$671,892	$31,374	$703,266

Long-lived assets.  The recoverability assessment with respect to our long-lived assets (consisting of property and equipment, customer lists and favorable lease commitments) is performed at the store level.  This assessment is based upon the comparison of the undiscounted cash flows anticipated to be generated from the store to the net carrying value of the store assets.  To the extent the undiscounted store-level cash flows are not sufficient to recover the net carrying value of the store assets, the assets are impaired and written down to their estimated fair value based upon discounted future cash flows.  Based upon the review of our store-level assets conducted in fiscal year 2009, we identified certain property and equipment to be impaired by $30.3 million.

The recoverability assessment related to store-level assets requires judgments and estimates of future revenues, gross margin rates and store expenses.  We base these estimates upon our past and expected future performance.  We believe our estimates are appropriate in light of current market conditions and the best information available at the assessment date.  However, future impairment charges could be required if we do not achieve our current revenue or cash flow projections.

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

Based upon the review of our tradenames in fiscal year 2009, we determined certain of these tradenames were impaired and recorded impairment charges aggregating $343.2 million.  These impairment charges reflect 1) lower revenues and profitability projections associated with our tradenames in the near term, 2) lower estimated market royalty rate expectations in light of current general economic conditions as well as our lower near-term profitability projections and 3) a higher rate (based upon the weighted average cost of capital) required to discount our cash flow projections in light of current economic conditions and financial market considerations.  We believe our estimates are appropriate based upon current market conditions and the best information available at the assessment date.  However, future impairment charges could be required if we do not achieve our current revenue and profitability projections, market royalty rates decrease or the weighted average cost of capital increases.

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

Based upon the review of our recorded goodwill balances in fiscal year 2009, we determined the goodwill balances associated with our Specialty Retail stores were impaired and recorded impairment charges aggregating $329.7 million.  These impairment charges reflect 1) lower cash flow, revenue and profitability projections associated with these operations and 2) a higher rate (based upon the weighted average cost of capital) required to discount our cash flow projections in light of current economic conditions and financial market considerations.  We believe our estimates are appropriate based upon current market conditions and the best information available at the assessment date. However, future impairment charges could be required if we do not achieve our current cash flow, revenue and profitability projections or the weighted average cost of capital increases.

NOTE 8.  ACCRUED LIABILITIES

The significant components of accrued liabilities are as follows:

(in thousands)	August 1, 2009	August 2, 2008

Accrued salaries and related liabilities	$42,213	$51,857
Amounts due customers	62,254	60,602
Self-insurance reserves	35,510	44,132
Sales returns reserves	29,749	45,042
Interest payable	28,933	34,756
Sales taxes	18,323	24,047
Loyalty program liability	16,927	22,974
Other	68,977	77,684
Total	$302,886	$361,094

NOTE 9.  LONG-TERM DEBT

The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	August 1, 2009	August 2, 2008

Senior Secured Term Loan Facility	variable	$1,625,000	$1,625,000
2028 Debentures	7.125%	121,297	121,102
Senior Notes	9.0%/9.75%	734,541	700,000
Senior Subordinated Notes	10.375%	500,000	500,000
Total debt		2,980,838	2,946,102
Less: current portion of Senior Secured Term Loan Facility		(26,617)	—
Long-term debt		$2,954,221	$2,946,102

Senior Secured Asset-Based Revolving Credit Facility.  On July 15, 2009, NMG amended and restated the terms of its prior asset-based revolving credit facility (which had been scheduled to mature on October 6, 2010).  The terms of the amended and restated Asset-Based Revolving Credit Facility include a scheduled maturity date of January 15, 2013 and a maximum committed borrowing capacity of $600.0 million (the same amount as the prior facility).  The new facility also provides an uncommitted accordion feature that allows NMG to request the lenders to provide additional capacity in either the form of increased revolving commitments or incremental term loans, subject to a potential total maximum facility of $800 million.

The Asset-Based Revolving Credit Facility provides committed financing of up to $600.0 million, subject to a borrowing base.  The Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice.  The borrowing base for the Asset-Based Revolving Credit Facility is equal to at any time the sum of (a) the lesser of (i) 80% of eligible inventory (valued at the lower of cost or market value) and (ii) 85% of the net orderly liquidation value of eligible inventory, and (b) 85% of the amounts owed by credit card processors in respect of eligible credit card accounts constituting proceeds arising from the sale or disposition of inventory, less certain reserves.  Through April 30, 2011, NMG is required to maintain excess availability of at least the greater of (a) 10% of the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base and (b) $50 million under the terms of the Asset-Based Revolving Credit Facility.  After April 30, 2011, if at any time, excess availability is less than the greater of (a) 15% of the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base and (b) $60 million, NMG will be required to maintain a pro forma ratio of consolidated EBITDA to consolidated Fixed Charges (as such terms are defined in the credit agreement) of at least 1.1 to 1.0.  On August 1, 2009, NMG had no borrowings outstanding under this facility, $32.8 million of outstanding letters of credit and $468.5 million of unused borrowing availability.

The Asset-Based Revolving Credit Facility provides that NMG has the right at any time to request up to $300 million of additional revolving facility commitments and/or incremental term loans; provided that the aggregate amount of loan commitments under the Asset-Based Revolving Credit Facility may not exceed $800 million. However, the lenders are under no obligation to provide any such additional commitments or loans, and any increase in commitments or incremental term loans will be subject to customary conditions precedent.  If NMG were to request any such additional commitments and the existing lenders or new lenders were to agree to provide such commitments, the Asset-Based Revolving Credit Facility size could be increased to up to $800 million, but NMG’s ability to borrow would still be limited by the amount of the borrowing base. Incremental term loans may be exchanged by NMG for any of NMG’s existing senior notes and senior subordinated notes, or the cash proceeds of any incremental term loans may be used to repurchase any of such notes, but neither the incremental term loans nor the proceeds thereof may be used for any other purpose.

Borrowings under the Asset-Based Revolving Credit Facility bear interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the highest of (i) a defined prime rate, (ii) the federal funds effective rate plus 1/2 of 1% or (iii) a one-month LIBOR rate plus 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin.  The applicable margin is up to 3.50% with respect to base rate borrowings and up to 4.50% with respect to LIBOR borrowings, provided that until October 1, 2010, the applicable margin will be 3.25% with respect to base rate borrowings and 4.25% with respect to LIBOR borrowings. The applicable margin is subject to adjustment based on the historical availability under the Asset-Based Revolving Credit Facility. In addition, NMG is required to pay a commitment fee in respect of unused commitments of (a) 0.750% per annum during any applicable period in which the average revolving loan utilization is 50% or more or (b) 1% per annum during any applicable period in which the average revolving loan utilization is less than 50%.  NMG must also pay customary letter of credit fees and agency fees.

If at any time the aggregate amount of outstanding revolving loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Asset-Based Revolving Credit Facility exceeds the lesser of (a) the commitment amount and (b) the borrowing base (including as a result of reductions to the borrowing base that would result from certain non-ordinary course sales of inventory with a value in excess of $25 million, if applicable), NMG will be required to repay outstanding loans or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount.  In addition, if at any time the aggregate amount of outstanding revolving loans and incremental term loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Asset-Based Revolving Credit Facility exceeds the reported value of inventory owned by the borrowers and guarantors, NMG will be required to eliminate such excess within the earlier of 30 days from such occurrence or 5 business days from the first date on or after such occurrence at which excess availability is less than $75 million.  If (a) the amount available under the Asset-Based Revolving Credit Facility is less than the greater of (i) 20% of the lesser of (A) the aggregate revolving commitments and (B) the borrowing base and (ii) $75 million or (b) an event of default has occurred, NMG will be required to repay outstanding loans and cash collateralize letters of credit with the cash NMG would then be required to deposit daily in a collection account maintained with the agent under the Asset-Based Revolving Credit Facility.

NMG may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time without premium or penalty other than customary “breakage” costs with respect to LIBOR loans.  There is no scheduled amortization under the Asset-Based Revolving Credit Facility; the principal amount of the revolving loans outstanding thereunder will be due and payable in full on January 15, 2013.

All obligations under the Asset-Based Revolving Credit Facility are guaranteed by the Company and certain of NMG’s existing and future domestic subsidiaries.  As of August 1, 2009, the assets of NMG’s non-guarantor subsidiaries aggregated approximately $0.3 million.  All obligations under NMG’s Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of the Company, NMG and the subsidiaries that have guaranteed the Asset-Based Revolving Credit Facility (subsidiary guarantors), including:

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

The covenants limiting dividends and other restricted payments; investments, loans, advances and acquisitions; and prepayments or redemptions of other indebtedness, each permit the restricted actions in an unlimited amount, subject to the satisfaction of certain payment conditions, principally that NMG must have pro forma excess availability under the Asset-Based Revolving Credit Facility equal to at least 25% of the lesser of (a) the revolving commitments under the facility and (b) the borrowing base, NMG delivering projections demonstrating that projected excess availability for the next twelve months will be equal to such thresholds and that NMG have a pro forma ratio of consolidated EBITDA to consolidated Fixed Charges (as such terms are defined in the credit agreement) of at least 1.2 to 1.0 (or 1.1 to 1.0 for prepayments or redemptions of other indebtedness).  The Asset-Based Revolving Credit Facility also contains customary affirmative covenants and events of default, including a cross-default provision in respect of any other indebtedness that has an aggregate principal amount exceeding $50 million.

Senior Secured Term Loan Facility.  In October 2005, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility.  NMG voluntarily repaid $100.0 million principal amount of the loans under its Senior Secured Term Loan Facility in fiscal year 2006 and $250 million in fiscal year 2007.  At August 1, 2009, the outstanding balance under the Senior Secured Term Loan Facility was $1,625.0 million (including $26.6 million of borrowings classified as current liabilities).  The principal amount of the loans outstanding is due and payable in full on April 6, 2013.

At August 1, 2009, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus ½ of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 2.50% at August 1, 2009.  The applicable margin is subject to adjustment based on contractually defined debt coverage ratios.  At August 1, 2009, the applicable margin with respect to base rate borrowings was 1.00% and the applicable margin with respect to LIBOR borrowings was 2.00%.

The credit agreement governing the Senior Secured Term Loan Facility requires NMG to prepay outstanding term loans with 50% (which percentage will be reduced to 25% if NMG’s total leverage ratio is less than a specified ratio and will be reduced to 0% if NMG’s total leverage ratio is less than a specified ratio) of its annual excess cash flow (as defined in the credit agreement). For fiscal year 2009, NMG will be required to prepay $26.6 million of outstanding term loans in the first quarter of fiscal year 2010 pursuant to the annual excess cash flow requirements.  For fiscal years 2008 and 2007, NMG was not required to prepay any outstanding term loans pursuant to the annual excess cash flow requirements.  If a change of control (as defined in the credit agreement) occurs, NMG will be required to offer to prepay all outstanding term loans, at a prepayment price equal to 101% of the principal amount to be prepaid, plus accrued and unpaid interest to the date of prepayment. NMG also must offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the proceeds of certain asset sales under certain circumstances.

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

The credit agreement governing the Senior Secured Term Loan Facility contains a number of negative covenants that are substantially similar to those governing the Senior Notes and additional covenants related to the security arrangements for the Senior Secured Term Loan Facility. The credit agreement also contains customary affirmative covenants and events of default, including a cross-default provision in respect of any other indebtedness that has an aggregate principal amount exceeding $50 million.

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

The fair value of 2028 Debentures at August 1, 2009 was approximately $95.6 million.

Senior Notes.  In October 2005, Newton Acquisition Merger Sub, Inc. issued $700.0 million aggregate original principal amount of 9.0% / 9.75% Senior Notes under a senior indenture (Senior Indenture) with Wells Fargo Bank, National Association, as trustee. At the closing of the Acquisition, as the surviving corporation in the Acquisition, NMG assumed all the obligations of Newton Acquisition Merger Sub, Inc. under the Senior Indenture. At August 1, 2009, NMG has $734.5 million aggregate principal amount of 9.0% / 9.75% Senior Notes under a senior indenture (Senior Indenture).  NMG’s Senior Notes mature on October 15, 2015.

Interest on the Senior Notes is payable quarterly in arrears on each January 15, April 15, July 15 and October 15.  For any interest payment period through October 15, 2010, NMG may, at its option, elect to pay interest on the Senior Notes entirely in cash (Cash Interest) or entirely by increasing the principal amount of the outstanding Senior Notes by issuing additional Senior Notes (PIK Interest). Cash Interest on the Senior Notes accrues at the rate of 9% per annum. PIK Interest on the Senior Notes accrues at the rate of 9.75% per annum. We negotiated for the right to include the PIK feature in our Senior Notes because of our belief that this feature could be a useful tool to enhance liquidity under appropriate circumstances. In the second quarter of fiscal year 2009, given the dislocation in the financial markets and the uncertainty as to when reasonable conditions will return, we believed that it was appropriate to utilize this feature, even though we had available borrowing capacity under our $600.0 million revolving credit facility. Accordingly, we have elected to pay PIK Interest for the three quarterly interest periods ending October 14, 2009 and to make such interest payments with the issuance of additional Senior Notes at the PIK Interest rate of 9.75% instead of paying interest in cash.  As a result, the original principal amount of Senior Notes of $700.0 million increased by $17.1 million on April 14, 2009 and $17.4 million on July 14, 2009.

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

At any time prior to October 15, 2010, NMG may redeem all or a part of the Senior Notes at a redemption price equal to 100% of the principal amount of Senior Notes redeemed plus an applicable premium, as provided in the Senior Indenture, and accrued and unpaid interest and Additional Interest, if any, to the redemption date.

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

The Senior Indenture also provides for events of default, including a cross-default provision in respect of any other indebtedness that has an aggregate principal amount exceeding $50 million, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all outstanding Senior Notes to be due and payable immediately.

The fair value of NMG’s Senior Notes at August 1, 2009 was approximately $539.9 million.

Senior Subordinated Notes.  In October 2005, Newton Acquisition Merger Sub, Inc. issued $500.0 million aggregate principal amount of 10.375% Senior Subordinated Notes under a senior subordinated indenture (Senior Subordinated Indenture) with Wells Fargo Bank, National Association, as trustee. At the closing of the Acquisition, as the surviving corporation in the Acquisition, NMG assumed all the obligations of Newton Acquisition Merger Sub, Inc. under the Senior Subordinated Indenture. The Senior Subordinated Notes mature on October 15, 2015. Interest on the Senior Subordinated Notes is payable in cash semi-annually in arrears on each April 15 and October 15, commencing April 15, 2006.

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

The indenture governing the Senior Subordinated Notes contains covenants substantially similar to those applicable to NMG’s Senior Notes described above. The Senior Subordinated Indenture also provides for events of default, including a cross-default provision in respect of any other indebtedness that has an aggregate principal amount exceeding $50 million, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all outstanding Senior Subordinated Notes to be due and payable immediately, subject to certain exceptions.

The fair value of NMG’s Senior Subordinated Notes at August 1, 2009 was approximately $355.0 million.

Maturities of Long-Term Debt.  At August 1, 2009, annual maturities of long-term debt during the next five fiscal years and thereafter are as follows (in millions):

2010	$26.6
2011	—
2012	—
2013	1,598.4
2014	—
Thereafter	1,355.8

The above table does not reflect either future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility or additional principal amounts under the Senior Notes that will be outstanding as a result of our current PIK Interest election for the quarterly interest period ending October 14, 2009, or any future PIK Interest election that we may make through October 15, 2010.

Interest expense.  The significant components of interest expense are as follows:

	Fiscal year ended
(in thousands)	August 1, 2009	August 2, 2008	July 28, 2007

Senior Secured Term Loan Facility	$90,952	$106,504	$128,380
2028 Debentures	8,906	8,903	8,915
Senior Notes	66,356	63,000	63,000
Senior Subordinated Notes	52,028	51,875	51,875
Amortization of debt issue costs	17,185	14,217	14,141
Other	3,709	3,275	3,689
Total interest expense	239,136	247,774	270,000
Less:
Interest income	2,569	4,933	7,370
Capitalized interest	993	3,036	2,825
Interest expense, net	$235,574	$239,805	$259,805

NOTE 10.  FAIR VALUE MEASUREMENTS

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

In connection with the Acquisition, we obtained $2,575.0 million of floating rate debt agreements, of which $2,125.0 million was outstanding at the Acquisition date and $1,625.0 million is outstanding at August 1, 2009 (including $26.6 million of borrowings classified as current liabilities).  Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  These swap agreements hedge a portion of our contractual floating rate interest commitments through the expiration of the agreements in December 2010.  As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.831% to 6.983% per quarter through 2010 and result in an average fixed rate of 6.900%.

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

The fair values of the interest rate swaps are estimated using industry standard valuation models using market-based observable inputs including interest rate curves (Level 2).  A summary of the recorded balances with respect to our interest rate swaps included in our consolidated balance sheets is as follows:

(in thousands)	August 1, 2009	August 2, 2008

Unrecognized losses — included in other long-term liabilities	$57,750	$34,386

Accumulated other comprehensive loss, net of taxes	$35,508	$21,755

A summary of the recorded amounts related to our interest rate swaps reflected in our consolidated statements of operations are as follows:

	Fiscal year ended
(in thousands)	August 1, 2009	August 2, 2008	July 28, 2007

Realized hedging losses (gains) — included in interest expense, net	$29,212	$3,841	$(6,040)

Ineffective hedging losses — included in interest expense, net	$669	$479	$696

The amount of losses recorded in other comprehensive loss at August 1, 2009 that is expected to be reclassified into interest expense in the next twelve months, if interest rates remain unchanged, is approximately $41.4 million.

NOTE 11.  OTHER INCOME

In the first quarter of fiscal year 2008, we recorded a pension curtailment gain of $32.5 million, or 0.7% of revenues, as a result of our decision to freeze certain Pension and SERP benefits as of December 31, 2007.

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

NOTE 12.  STOCK-BASED COMPENSATION

The Company has approved equity-based management arrangements which authorize equity awards to be granted to certain management employees for up to 87,992.0 shares of the common stock of the Company.  Options generally vest over four to five years and expire 10 years from the date of grant.

A summary of the status of our stock option plan is as follows:

	Fiscal year ended
	August 1, 2009		August 2, 2008		July 28, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of fiscal year	83,146.6	$1,507	83,634.3	$1,430	81,716.3	$1,416
Granted	—	—	260.0	2,684	2,496.0	1,942
Exercised	(854.5)	1,684	—	—	(578.0)	1,590
Forfeited	(2,893.1)	1,617	(747.7)	1,597	—	—
Outstanding at end of fiscal year	79,399.0	$1,585	83,146.6	$1,507	83,634.3	$1,430
Options exercisable at end of fiscal year	60,856.7	$1,542	46,684.4	$1,415	29,764.1	$1,233

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

We use the Black-Scholes option-pricing model to determine the fair value of our options as of the date of grant in accordance with the provisions of SFAS 123(R).  A summary of fiscal years 2008 and 2007 grants and fair value assumptions is as follows:

	Fiscal Year 2008 Grants		Fiscal Year 2007 Grants
	Fair Value Options	Accreting Exercise Price Options	Fair Value Options	Accreting Exercise Price Options
Options Granted	130.0	130.0	1,248.0	1,248.0
Exercise Price at August 1, 2009	$2,684	$2,952	$1,942	$2,350
Term	5	5	5	5
Volatility	30.0%	30.0%	30.0%	30.0%
Risk-Free Rate	3.5%	3.5%	4.5%	4.5%
Dividend Yield	—	—	—	—
Fair Value	$882	$433	$676	$341

Expected volatility is based on a combination of NMG’s historical volatility adjusted for our leverage and estimates of implied volatility of our peer group.

We recognize compensation expense for stock options straight-line over the vesting period.  We recognized non-cash stock compensation expense of $5.8 million in fiscal year 2009, $6.1 million in fiscal year 2008 and $5.9 million in fiscal year 2007, which is included in selling, general and administrative expenses. At August 1, 2009, unearned non-cash stock-based compensation that we expect to recognize as expense through fiscal year 2014 aggregates approximately $6.1 million.

NOTE 13.  INCOME TAXES

The significant components of income tax (benefit) expense are as follows:

	Fiscal year ended
(in thousands)	August 1, 2009	August 2, 2008	July 28, 2007

Current:
Federal	$(66,168)	$108,467	$127,754
State	(389)	19,976	15,063
	(66,557)	128,443	142,817
Deferred:
Federal	(132,442)	(37,693)	(53,763)
State	(21,446)	(6,934)	(6,759)
	(153,888)	(44,627)	(60,522)
Income tax (benefit) expense	$(220,445)	$83,816	$82,295

A reconciliation of income tax (benefit) expense to the amount calculated based on the federal and state statutory rates is as follows:

	Fiscal year ended
(in thousands)	August 1, 2009	August 2, 2008	July 28, 2007

Income tax (benefit) expense at statutory rate	$(310,972)	$79,319	$75,954
State income taxes, net of federal income tax benefit	(23,311)	5,821	6,989
Impairment of nondeductible goodwill	115,398	—	—
Tax (benefit) expense related to tax settlements and other changes in tax liabilities	(378)	159	1,925
Impact of non-taxable income	(897)	(1,709)	(2,422)
Impact of non-deductible expenses	82	226	326
Other	(367)	—	(477)
Total	$(220,445)	$83,816	$82,295
Effective tax rate	24.8%	37.0%	37.9%

Our effective income tax rate for fiscal year 2009 was 24.8% compared to 37.0% for fiscal year 2008 and 37.9% for fiscal year 2007.  No income tax benefit exists related to the $329.7 million of goodwill impairment charges recorded in fiscal year 2009.  Excluding the impact of the goodwill impairment charges, our effective income tax rate was 39.5% for fiscal year 2009.  Our effective tax rate for fiscal year 2007 was favorably impacted by non-taxable income, partially offset by increases in tax liabilities for settlements with taxing authorities.

Significant components of our net deferred income tax asset (liability) are as follows:

(in thousands)	August 1, 2009	August 2, 2008

Deferred income tax assets:
Accruals and reserves	$39,997	$28,445
Employee benefits	124,987	89,113
Other	43,348	28,021
Total deferred tax assets	$208,332	$145,579

Deferred income tax liabilities:
Inventory	$(12,208)	$(4,685)
Depreciation and amortization	(76,818)	(71,890)
Intangible assets	(787,987)	(950,141)
Other	(9,993)	(16,174)
Total deferred tax liabilities	(887,006)	(1,042,890)
Net deferred income tax asset (liability)	$(678,674)	$(897,311)

Net deferred income tax asset (liability):
Current	$19,136	$32,659
Non-current	(697,810)	(929,970)
Total	$(678,674)	$(897,311)

The net deferred tax liability of $678.7 million at August 1, 2009 decreased from a $897.3 million net deferred liability at August 2, 2008.  This decrease was comprised primarily of 1) a $133.5 million decrease in deferred tax liabilities related to the impairment of certain intangible assets, 2) a $28.7 million decrease in deferred tax liabilities related to amortization of certain intangible assets, and 3) a $49.6 million increase in deferred tax assets related to an increase in minimum pension liability. We believe it is more likely than not that we will realize the benefits of our recorded deferred tax assets.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) in the first quarter of fiscal year 2008.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The cumulative effect of adopting FIN 48 resulted in a net increase to our accruals for uncertain tax positions of $9.1 million for the derecognition of certain tax benefits previously recorded. This increase to our accruals was offset by a corresponding increase to goodwill as these uncertainties existed at the time of the Acquisition.  At August 1, 2009, the gross amount of unrecognized tax benefits was $6.6 million, all of which would impact our effective tax rate, if recognized.  We classify interest and penalties as a component of income tax (benefit) expense and our liability for accrued interest and penalties was $5.8 million as of August 1, 2009.  A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

(in thousands)	August 1, 2009	August 2, 2008
Balance at beginning of fiscal year	$21,244	$26,624
Gross amount of increases for current year tax positions	591	1,779
Gross amount of decreases for settlements with tax authorities	(14,263)	(7,159)
Gross amount of decreases for expiration of statutes of limitation	(967)	—
Balance at ending of fiscal year	$6,605	$21,244

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  During the third quarter of fiscal year 2009, we closed the IRS examination of fiscal years 2005 and 2006 and received net refunds of approximately $2.8 million.  In addition, as a result of the completion of the audit and IRS determination regarding certain deductions taken in connection with the Acquisition, we recorded a decrease in the gross amount of unrecognized tax benefits of $13.7 million and a decrease in accrued interest and penalties of $2.2 million. This $15.9 million reduction in our liability for unrecognized tax benefits resulted in a decrease to goodwill of $17.3 million and a tax benefit of $1.3 million, offset by a decrease to deferred tax liabilities of $2.7 million during fiscal year 2009.  Finally, in the fourth quarter of fiscal year 2009, we recorded a decrease to our recorded liability for unrecognized tax benefits and a corresponding reduction to goodwill of $0.7 million as a result of the expiration of statutes of limitation in various taxing jurisdictions.

During the fourth quarter of fiscal year 2008, we entered into a negotiated settlement with a state tax authority regarding a state non-filing position which resulted in a decrease in our accruals for uncertain tax positions and a reduction to our gross unrecognized tax benefits of $7.2 million and a corresponding decrease to goodwill of $3.0 million related to the resolution of uncertainties that existed at the time of the Acquisition.

The IRS is now examining our federal tax returns for fiscal year 2007.  We believe our recorded tax liabilities as of August 1, 2009 are sufficient to cover any potential assessments to be made by the IRS upon the completion of their examinations. We will continue to monitor the progress of the IRS examinations and review our recorded tax liabilities for potential audit assessments.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2005.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next 12 months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our consolidated financial statements.

NOTE 14.  EMPLOYEE BENEFIT PLANS

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

We also maintain defined contribution plans consisting of a 401(k) Plan and, in connection with the redesign of our long-term benefits effective January 1, 2008 as more fully described below, a retirement savings plan (RSP) and defined contribution supplemental executive retirement plan (Defined Contribution SERP Plan).  Employees make contributions to the 401(k) Plan and RSP and we match an employee’s contribution up to a maximum of 6% of the employee’s compensation subject to statutory limitations for a potential maximum match of 50% of employee contributions to the 401(k) Plan and 75% of employee contributions to the RSP. We also sponsor an unfunded key employee deferred compensation plan, which provides certain employees with additional benefits.  Our aggregate expense related to these plans was approximately $20.0 million in fiscal year 2009, $19.2 million in fiscal year 2008 and $11.0 million in fiscal year 2007.

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

•                  Our matching contributions to the RSP increased to a potential maximum 75% of the employee contributions (up to a 6% deferral) from the potential maximum 50% to the 401(k) Plan (subject to IRS limit of $16,500 in 2009 for employee contributions).

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

Costs of Benefits.  The components of the expenses we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Fiscal year ended
(in thousands)	August 1, 2009	August 2, 2008	July 28, 2007

Pension Plan:
Service cost	$6,057	$10,815	$14,886
Interest cost	24,361	22,866	22,214
Expected return on plan assets	(26,048)	(24,626)	(23,458)
Pension Plan expense	$4,370	$9,055	$13,642
Curtailment gain	$—	$26,113	$—

SERP Plan:
Service cost	$689	$1,254	$1,719
Interest cost	5,312	4,960	4,928
SERP Plan expense	$6,001	$6,214	$6,647
Curtailment gain	$—	$6,337	$—

Postretirement Plan:
Service cost	$92	$124	$57
Interest cost	1,343	1,356	786
Net amortization of losses (gains)	282	547	(64)
Postretirement Plan expense	$1,717	$2,027	$779

For purposes of determining pension expense, the expected return on plan assets is calculated using the market related value of plan assets.  At August 1, 2009, the market related value of plan assets exceeded fair value by $57.8 million.

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

Our obligations pursuant to our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Pension Plan		SERP Plan		Postretirement Plan
	Fiscal years		Fiscal years		Fiscal years
(in thousands)	2009	2008	2009	2008	2009	2008
Projected benefit obligations:
Beginning of year	$354,229	$380,235	$77,566	$86,146	$20,336	$22,091
Service cost	6,057	10,815	689	1,254	92	124
Interest cost	24,361	22,866	5,312	4,960	1,343	1,356
Actuarial (gain) loss	55,554	(22,825)	11,001	(5,409)	665	(2,167)
Curtailment	—	(26,113)	—	(7,091)	—	—
Benefits paid, net	(12,206)	(10,749)	(2,416)	(2,294)	(1,525)	(1,068)
Plan amendments	—	—	—	—	(2,991)	—
End of year	$427,995	$354,229	$92,152	$77,566	$17,920	$20,336

Accumulated benefit obligations:
Beginning of year	$336,016	$337,047	$68,253	$68,105
End of year	$407,297	$336,016	$84,254	$68,253

A summary of expected benefit payments related to our Pension Plan, SERP Plan and Postretirement Plan is as follows:

(in thousands)	Pension Plan	SERP Plan	Postretirement Plan

Fiscal year 2010	$13,421	$4,142	$927
Fiscal year 2011	14,903	4,482	1,015
Fiscal year 2012	16,634	4,799	1,072
Fiscal year 2013	18,523	5,210	1,124
Fiscal year 2014	20,413	5,690	1,141
Fiscal years 2015-2019	$130,562	$33,310	$6,159

Funding Policy and Plan Assets.  Our policy is to fund the Pension Plan at or above the minimum required by law. We were not required to make contributions to the Pension Plan during fiscal years 2009 and 2008; however, we made a voluntary $15.0 million contribution to our Pension Plan in both fiscal years 2009 and 2008.  In fiscal year 2007, we made no contributions to our Pension Plan.  Based upon currently available information, we will not be required to make contributions to the Pension Plan during fiscal year 2010.  However, we will continue to evaluate voluntary contributions to our Pension Plan based upon the unfunded position of the Pension Plan, our available liquidity and other factors.

Assets held by the Pension Plan are invested in accordance with the provisions of our approved investment policy. The Pension Plan’s strategic asset allocation was structured to reduce volatility through diversification and enhance return to approximate the amounts and timing of the expected benefit payments.  The asset allocation for our Pension Plan at the end of fiscal years 2009 and 2008 and the target allocation for fiscal year 2010, by asset category, are as follows:

	Pension Plan
	Allocation at July 31, 2009	Allocation at July 31, 2008	2010 Target Allocation
Equity securities	68%	76%	75%
Fixed income securities	32%	24%	25%
Total	100%	100%	100%

Changes in the assets held by the Pension Plan in fiscal years 2009 and 2008 are as follows:

	Fiscal years
(in thousands)	2009	2008
Fair value of assets at beginning of year	$313,427	$324,632
Actual return on assets	(44,227)	(15,456)
Contribution	15,000	15,000
Benefits paid	(12,206)	(10,749)
Fair value of assets at end of year	$271,994	$313,427

Funded Status.  The funded status of our Pension Plan, SERP Plan and Postretirement Plan is as follows:

	Pension Plan		SERP Plan		Postretirement Plan
	Fiscal years		Fiscal years		Fiscal years
(in thousands)	2009	2008	2009	2008	2009	2008
Projected benefit obligation	$427,995	$354,229	$92,152	$77,566	$17,920	$20,336
Fair value of plan assets	271,994	313,427	—	—	—	—
Accrued obligation	$(156,001)	$(40,802)	$(92,152)	$(77,566)	$(17,920)	$(20,336)

Obligations for our employee benefit plans, included in other long-term liabilities, are as follows:

(in thousands)	August 1, 2009	August 2, 2008

Pension Plan	$156,001	$40,802
SERP Plan	92,152	77,566
Postretirement Plan	17,920	20,336
	266,073	138,704
Less: current portion	(5,069)	(4,165)
Long-term portion of benefit obligations	$261,004	$134,539

The $127.4 million increase in our employee benefit obligations was primarily driven by 1) a decrease in the actual return of our pension plan assets of approximately $70.3 million and 2) a decrease in our discount rate from 6.75% at August 2, 2008 to 5.90% for the Pension and SERP Plans at August 1, 2009 and 5.8% for the Postretirement Plan at August 1, 2009, which resulted in increases in the obligations related to our employee benefit plans aggregating approximately $57.9 million.  As of August 1, 2009, we have $69.0 million (net of taxes of $44.8 million) of adjustments to such obligations recorded as increases to accumulated other comprehensive loss.

In the first quarter of fiscal year 2008, we reduced our recorded liability for projected benefit obligations payable by the Pension Plan by $26.1 million and by the SERP Plan by $6.3 million to reflect the impact of freezing benefits provided under these plans as of December 31, 2007, as more fully described below.  The total pension curtailment gain of $32.5 million was recorded as other income in our consolidated statements of operations.

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

	July 31, 2009	July 31, 2008	July 31, 2007
Pension Plan:
Discount rate	5.90%	6.75%	6.25%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Rate of future compensation increase	4.50%	4.50%	4.50%
SERP Plan:
Discount rate	5.90%	6.75%	6.25%
Rate of future compensation increase	4.50%	4.50%	4.50%
Postretirement Plan:
Discount rate	5.80%	6.75%	6.25%
Initial health care cost trend rate	8.00%	8.00%	8.00%
Ultimate health care cost trend rate	8.00%	8.00%	8.00%

Discount rate.  The assumed discount rate utilized is based on a broad sample of Moody’s high quality corporate bond yields as of the measurement date. The projected benefit payments are matched with the yields on these bonds to determine an appropriate discount rate for the plan. The discount rate is utilized principally in calculating the present values of our benefit obligations and related expenses.

Expected long-term rate of return on plan assets.  The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested by the Pension Plan to provide for the plan’s obligations. During fiscal year 2009, we utilized 8.0% as the expected long-term rate of return on plan assets. We periodically evaluate the allocation between investment categories of the assets held by the Pension Plan. We estimate the expected average long-term rate of return on assets based on our future asset performance expectations using currently available market and other data and the counsel of our outside actuaries and advisors. This rate is utilized primarily in calculating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets realized over the course of a year is greater than the assumed rate, that year’s annual pension expense is not affected. Rather this gain reduces future pension expense over a period of approximately 10 to 16 years. To the extent the actual rate of return on assets is less than the assumed rate, that year’s annual pension expense is likewise not affected. Rather this loss increases pension expense over approximately 10 to 16 years.

Rate of future compensation increase.  The assumed average rate of compensation increase is the average annual compensation increase expected over the remaining employment periods for the participating employees. We utilized a rate of 4.5% for fiscal year 2009. This rate is utilized principally in calculating the obligation and annual expense for the Pension and SERP Plans.

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

Significant assumptions utilized in the calculation of our projected benefit obligations as of August 1, 2009 and future expense requirements for our Pension Plan, SERP Plan and Postretirement Plan, and sensitivity analysis related to changes in these assumptions, are as follows:

			Using Sensitivity Rate
	Actual Rate	Sensitivity Rate Increase/(Decrease)	Increase in Liability (in millions)	Increase in Expense (in millions)
Pension Plan:
Discount rate	5.90%	(0.25)%	$16.1	$1.7
Expected long-term rate of return on plan assets	8.00%	(1.00)%	n/a	$3.2
Rate of future compensation increase	4.50%	0.25%	$0.5	$0.1
SERP Plan:
Discount rate	5.90%	(0.25)%	$2.7	Insignificant
Rate of future compensation increase	4.50%	0.25%	$0.5	Insignificant
Postretirement Plan:
Discount rate	5.80%	(0.25)%	$0.5	Insignificant
Ultimate health care cost trend rate	8.00%	1.00%	$2.2	$0.2

NOTE 15.  COMMITMENTS AND CONTINGENCIES

Leases.  We lease certain property and equipment under various operating leases. The leases provide for monthly fixed rentals and/or contingent rentals based upon sales in excess of stated amounts and normally require us to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs. Generally, the leases have primary terms ranging from one to 99 years and include renewal options ranging from two to 80 years.

Rent expense and related occupancy costs under operating leases is as follows:

	Fiscal year ended
(in thousands)	August 1, 2009	August 2, 2008	July 28, 2007

Minimum rent	$55,400	$53,000	$46,900
Contingent rent	19,600	29,700	28,600
Other occupancy costs	15,700	13,600	13,700
Amortization of deferred real estate credits	(5,300)	(3,700)	(1,700)
Total rent expense	$85,400	$92,600	$87,500

Future minimum rental commitments, excluding renewal options, under non-cancelable leases are as follows: fiscal year 2010—$55.6 million; fiscal year 2011—$53.2 million; fiscal year 2012—$49.9 million; fiscal year 2013—$48.1 million; fiscal year 2014—$43.4 million; all fiscal years thereafter—$650.7 million.

Long-term Incentive Plan.  The Company has a long-term incentive plan (Long-term Incentive Plan) that provides for a cash incentive payable to certain employees upon a change of control, as defined, subject to the attainment of certain performance objectives.  Performance objectives and targets are based on cumulative EBITDA percentages for three year periods beginning in fiscal year 2006.  Earned awards for each completed performance period will be credited to a book account and will earn interest at a contractually defined annual rate until the award is paid.  Awards will be paid within 30 days of a change of control or the first day there is a public market of at least 20% of our total outstanding common stock.  As of August 1, 2009, the vested participant balance in the Long-Term Incentive Plan aggregated $5.1 million.

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

Other.  We had approximately $32.8 million of outstanding irrevocable letters of credit relating to purchase commitments and insurance and other liabilities at August 1, 2009. We had approximately $3.1 million in surety bonds at August 1, 2009 relating primarily to merchandise imports and state sales tax and utility requirements.

NOTE 16.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table shows the components of accumulated other comprehensive loss (amounts are recorded net of related income taxes):

(in thousands)	August 1, 2009	August 2, 2008

Unrealized loss on financial instruments	$(35,508)	$(21,755)
Change in unfunded benefit obligations	(69,011)	12,302
Other	(68)	289
Total accumulated other comprehensive loss	$(104,587)	$(9,164)

NOTE 17.  SEGMENT REPORTING

We have identified two reportable segments: Specialty Retail stores and Direct Marketing. The Specialty Retail stores segment aggregates the activities of our Neiman Marcus and Bergdorf Goodman retail stores, including Neiman Marcus clearance stores. The Direct Marketing segment conducts both online and print catalog operations under the Neiman Marcus, Bergdorf Goodman and Horchow brand names.  Both the Specialty Retail stores and Direct Marketing segments derive their revenues from the sales of high-end fashion apparel, accessories, cosmetics and fragrances from leading designers, precious and fashion jewelry and decorative home accessories.

Operating earnings for the segments include 1) revenues, 2) cost of sales, 3) direct selling, general, and administrative expenses, 4) other direct operating expenses, 5) income from credit card program and 6) depreciation expense for the respective segment.  Items not allocated to our operating segments include those items not considered by management in measuring the assets and profitability of our segments. These amounts include 1) corporate expenses including, but not limited to, treasury, investor relations, legal and finance support services, and general corporate management, 2) charges related to the application of purchase accounting adjustments made in connection with the Acquisition including amortization of intangible assets and favorable lease commitments and other non-cash items and 3) interest expense.  These items, while often times related to the operations of a segment, are not considered by segment operating management, corporate operating management and the chief operating decision maker in assessing segment operating performance.  The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (except with respect to purchase accounting adjustments not allocated to the operating segments).

The following table presents our revenues by merchandise category as a percentage of net sales:

	Years Ended
	August 1, 2009	August 2, 2008	July 28, 2007
Women’s Apparel	36%	36%	37%
Women’s Shoes, Handbags and Accessories	21%	20%	20%
Cosmetics and Fragrances	11%	11%	11%
Men’s Apparel and Shoes	12%	12%	12%
Designer and Precious Jewelry	11%	12%	11%
Home Furnishings and Décor	7%	8%	9%
Other	2%	1%	0%
	100%	100%	100%

The following tables set forth the information for our reportable segments:

	Fiscal year ended
(in thousands)	August 1, 2009	August 2, 2008	July 28, 2007

REVENUES
Specialty Retail stores	$2,991,318	$3,853,074	$3,674,600
Direct Marketing	652,028	747,462	715,476
Total	$3,643,346	$4,600,536	$4,390,076

OPERATING (LOSS) EARNINGS
Specialty Retail stores	$112,350	$476,724	$490,564
Direct Marketing	70,652	117,657	116,042
Corporate expenses	(59,950)	(56,944)	(56,229)
Amortization of intangible assets and favorable lease commitments	(72,703)	(72,192)	(72,265)
Impairment charges (1)	(703,266)	(31,261)	(11,473)
Other income (2)	—	32,450	10,164
Total	$(652,917)	$466,434	$476,803

CAPITAL EXPENDITURES
Specialty Retail stores	$91,128	$164,640	$124,402
Direct Marketing	10,397	18,812	23,475
Total	$101,525	$183,452	$147,877

DEPRECIATION EXPENSE
Specialty Retail stores	$128,018	$127,186	$118,126
Direct Marketing	16,727	16,801	13,671
Other	6,014	4,424	4,671
Total	$150,759	$148,411	$136,468

	August 1, 2009	August 2, 2008
ASSETS
Tangible assets of Specialty Retail stores	$1,703,435	$1,994,456
Tangible assets of Direct Marketing	142,123	173,265
Corporate assets:
Intangible assets related to Specialty Retail stores	2,804,438	3,519,045
Intangible assets related to Direct Marketing	474,509	523,572
Other	456,521	346,481
Total	$5,581,026	$6,556,819

(1)     Impairment charges recorded in fiscal year 2009 consist of pretax charges of 1) $329.7 million for the writedown to fair value of goodwill, 2) $343.2 million for the writedown to fair value of the net carrying value of tradenames and 3) $30.3 million for the writedown to fair value of the net carrying value of certain long-lived assets.

For fiscal years 2008 and 2007, we recorded $31.3 million and $11.5 million pretax impairment charges related to the writedown to fair value of the Horchow tradename.

(2)     For fiscal year 2008, other income represents a pension curtailment gain of $32.5 million as a result of our decision to freeze certain Pension and SERP benefits as of December 31, 2007.

For fiscal year 2007, other income includes 1) $4.2 million of other income we received in connection with the merger of Wedding Channel.com, in which we held a minority interest, and The Knot and 2) $6.0M of other income related to aged, non-escheatable gift cards.

NOTE 18.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

2028 Debentures.  All of NMG’s obligations under the 2028 Debentures are guaranteed by the Company. The guarantee by the Company is full and unconditional and joint and several. Currently, the Company’s non-guarantor subsidiaries consist principally of Bergdorf Goodman, Inc. through which NMG conducts the operations of its Bergdorf Goodman stores and NM Nevada Trust which holds legal title to certain real property and intangible assets used by NMG in conducting its operations. Previously, our non-guarantor subsidiaries also included Kate Spade LLC (prior to its sale in December 2006), which is reflected in the tables below as a discontinued operation, and an operating subsidiary domiciled in Canada providing support services to our Direct Marketing operation through January 2009.

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

	August 1, 2009
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$322,766	$659	$—	$323,425
Merchandise inventories	—	676,973	78,061	—	755,034
Other current assets	—	133,438	9,630	—	143,068
Total current assets	—	1,133,177	88,350	—	1,221,527
Property and equipment, net	—	870,300	122,415	—	992,715
Goodwill and intangible assets, net	—	1,535,834	1,743,113	—	3,278,947
Other assets	—	85,983	1,854	—	87,837
Investments in subsidiaries	918,835	1,868,405	—	(2,787,240)	—
Total assets	$918,835	$5,493,699	$1,955,732	$(2,787,240)	$5,581,026
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$210,219	$23,771	$—	$233,990
Accrued liabilities	—	240,750	62,136	—	302,886
Current maturities of long-term liabilities	—	26,617	—	—	26,617
Total current liabilities	—	477,586	85,907	—	563,493
Long-term liabilities:
Long-term debt	—	2,954,221	—	—	2,954,221
Deferred income taxes	—	697,810	—	—	697,810
Other long-term liabilities	—	445,247	1,420	—	446,667
Total long-term liabilities	—	4,097,278	1,420	—	4,098,698
Total shareholders’ equity	918,835	918,835	1,868,405	(2,787,240)	918,835
Total liabilities and shareholders’ equity	$918,835	$5,493,699	$1,955,732	$(2,787,240)	$5,581,026

	August 2, 2008
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$238,204	$976	$—	$239,180
Merchandise inventories	—	884,808	93,236	—	978,044
Other current assets	—	137,738	8,697	—	146,435
Total current assets	—	1,260,750	102,909	—	1,363,659
Property and equipment, net	—	939,522	135,772	—	1,075,294
Goodwill and intangible assets, net	—	1,889,445	2,153,172	—	4,042,617
Other assets	—	75,249	—	—	75,249
Investments in subsidiaries	1,676,519	2,288,802	—	(3,965,321)	—
Total assets	$1,676,519	$6,453,768	$2,391,853	$(3,965,321)	$6,556,819
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$311,994	$33,646	$—	$345,640
Accrued liabilities	—	291,047	70,047	—	361,094
Total current liabilities	—	603,041	103,693	—	706,734
Long-term liabilities:
Long-term debt	—	2,946,102	—	—	2,946,102
Deferred income taxes	—	929,970	—	—	929,970
Other long-term liabilities	—	298,136	(642)	—	297,494
Total long-term liabilities	—	4,174,208	(642)	—	4,173,566
Total shareholders’ equity	1,676,519	1,676,519	2,288,802	(3,965,321)	1,676,519
Total liabilities and shareholders’ equity	$1,676,519	$6,453,768	$2,391,853	$(3,965,321)	$6,556,819

	Fiscal year ended August 1, 2009
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,067,882	$575,464	$—	$3,643,346
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,132,190	404,574	—	2,536,764
Selling, general and administrative expenses (excluding depreciation)	—	772,882	109,855	—	882,737
Income from credit card program, net	—	(45,272)	(4,694)	—	(49,966)
Depreciation expense	—	133,604	17,155	—	150,759
Amortization of intangible assets and favorable lease commitments	—	60,359	12,344	—	72,703
Impairment charges	—	307,989	395,277	—	703,266
Operating loss	—	(293,870)	(359,047)	—	(652,917)
Interest expense, net	—	235,567	7	—	235,574
Intercompany royalty charges (income)	—	195,079	(195,079)	—	—
Equity in loss (earnings) of subsidiaries	668,046	163,975	—	(832,021)	—
(Loss) earnings before income taxes	(668,046)	(888,491)	(163,975)	832,021	(888,491)
Income tax benefit	—	(220,445)	—	—	(220,445)
Net (loss) earnings	$(668,046)	$(668,046)	$(163,975)	$832,021	$(668,046)

	Fiscal year ended August 2, 2008
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,854,429	$746,107	$—	$4,600,536
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,460,441	474,527	—	2,934,968
Selling, general and administrative expenses (excluding depreciation)	—	906,014	139,433	—	1,045,447
Income from credit card program, net	—	(59,131)	(6,596)	—	(65,727)
Depreciation expense	—	129,812	18,599	—	148,411
Amortization of intangible assets and favorable lease commitments	—	60,360	11,832	—	72,192
Impairment charges	—	—	31,261	—	31,261
Other income	—	(32,450)	—	—	(32,450)
Operating earnings	—	389,383	77,051	—	466,434
Interest expense, net	—	239,795	10	—	239,805
Intercompany royalty charges (income)	—	273,584	(273,584)	—	—
Equity in (earnings) loss of subsidiaries	(142,813)	(350,625)	—	493,438	—
Earnings (loss) before income taxes	142,813	226,629	350,625	(493,438)	226,629
Income tax expense	—	83,816	—	—	83,816
Net earnings (loss)	$142,813	$142,813	$350,625	$(493,438)	$142,813

	Fiscal year ended July 28, 2007
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,700,513	$689,563	$—	$4,390,076
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,316,301	437,513	—	2,753,814
Selling, general and administrative expenses (excluding depreciation)	—	880,136	135,004	—	1,015,140
Income from credit card program, net	—	(59,090)	(6,633)	—	(65,723)
Depreciation expense	—	116,984	19,484	—	136,468
Amortization of intangible assets and favorable lease commitments	—	60,500	11,765	—	72,265
Impairment charges	—	—	11,473	—	11,473
Other income	—	(9,816)	(348)	—	(10,164)
Operating earnings	—	395,498	81,305	—	476,803
Interest expense, net	—	259,801	4	—	259,805
Intercompany royalty charges (income)	—	276,095	(276,095)	—	—
Equity in (earnings) loss of subsidiaries	(111,932)	(334,625)	—	446,557	—
Earnings (loss) before income taxes	111,932	194,227	357,396	(446,557)	216,998
Income tax expense	—	82,295	—	—	82,295
Earnings (loss) from continuing operations	111,932	111,932	357,396	(446,557)	134,703
Loss from discontinued operation, net of taxes	—	—	(21,282)	(1,489)	(22,771)
Net earnings (loss)	$111,932	$111,932	$336,114	$(448,046)	$111,932

	Fiscal year ended August 1, 2009
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net (loss) earnings	$(668,046)	$(668,046)	$(163,975)	$832,021	$(668,046)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expense	—	211,146	29,499	—	240,645
Deferred income taxes	—	(153,888)	—	—	(153,888)
Impairment charges	—	307,989	395,277	—	703,266
Paid-in-kind interest	—	38,082	—	—	38,082
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	10,208	(23)	—	10,185
Intercompany royalty income payable (receivable)	—	195,079	(195,079)	—	—
Equity in loss (earnings) of subsidiaries	668,046	163,975	—	(832,021)	—
Changes in operating assets and liabilities, net	—	102,055	(61,486)	—	40,569
Net cash provided by operating activities	—	206,600	4,213	—	210,813
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(96,995)	(4,530)	—	(101,525)
Net cash used for investing activities	—	(96,995)	(4,530)	—	(101,525)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(1,611)	—	—	(1,611)
Debt issuance costs paid	—	(23,432)	—	—	(23,432)
Net cash used for financing activities	—	(25,043)	—	—	(25,043)
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	84,562	(317)	—	84,245
Beginning balance	—	238,204	976	—	239,180
Ending balance	$—	$322,766	$659	$—	$323,425

	Fiscal year ended August 2, 2008
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$142,813	$142,813	$350,625	$(493,438)	$142,813
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	204,389	30,431	—	234,820
Deferred income taxes	—	(44,627)	—	—	(44,627)
Impairment of Horchow tradename	—	—	31,261	—	31,261
Gain on curtailment of defined benefit retirement obligations	—	(32,450)	—	—	(32,450)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	21,677	320	—	21,997
Intercompany royalty income payable (receivable)	—	273,584	(273,584)	—	—
Equity in (earnings) loss of subsidiaries	(142,813)	(350,625)	—	493,438	—
Changes in operating assets and liabilities, net	—	60,247	(128,736)	—	(68,489)
Net cash provided by operating activities	—	275,008	10,317	—	285,325
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(172,237)	(11,215)	—	(183,452)
Purchases of short-term investments	—	(10,000)	—	—	(10,000)
Sales of short-term investments	—	10,000	—	—	10,000
Net cash used for investing activities	—	(172,237)	(11,215)	—	(183,452)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(3,900)	—	—	(3,900)
Net cash used for financing activities	—	(3,900)	—	—	(3,900)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	98,871	(898)	—	97,973
Beginning balance	—	139,333	1,874	—	141,207
Ending balance	$—	$238,204	$976	$—	$239,180

	Fiscal year ended July 28, 2007
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$111,932	$111,932	$336,114	$(448,046)	$111,932
Loss from discontinued operation	—	—	21,282	1,489	22,771
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	191,625	31,249	—	222,874
Deferred income taxes	—	(60,522)	—	—	(60,522)
Impairment of Horchow tradename	—	—	11,473	—	11,473
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	27,701	(7,170)	—	20,531
Intercompany royalty income payable (receivable)	—	276,095	(276,095)	—	—
Equity in (earnings) loss of subsidiaries	(111,932)	(334,625)	—	446,557	—
Changes in operating assets and liabilities, net	—	37,744	(96,976)	—	(59,232)
Net cash provided by continuing operating activities	—	249,950	19,877	—	269,827
Net cash used for discontinued operation	—	—	(10,918)	—	(10,918)
Net cash provided by operating activities	—	249,950	8,959	—	258,909
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(139,775)	(8,102)	—	(147,877)
Payment to minority interest holder in Kate Spade	—	(59,400)	—	—	(59,400)
Net proceeds from sale of Kate Spade	—	121,469	—	—	121,469
Net cash used for continuing investing activities	—	(77,706)	(8,102)	—	(85,808)
Net cash used for discontinued operation	—	—	(128)	—	(128)
Net cash used for investing activities	—	(77,706)	(8,230)	—	(85,936)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(254,918)	—	—	(254,918)
Debt issuance costs paid	—	(1,449)	—	—	(1,449)
Proceeds from purchase of common stock	—	1,148	—	—	1,148
Net cash used for continuing financing activities	—	(255,219)	—	—	(255,219)
Net cash used for discontinued operation	—	—	(1,675)	—	(1,675)
Net cash used for financing activities	—	(255,219)	(1,675)	—	(256,894)
CASH AND CASH EQUIVALENTS
Decrease during the period	—	(82,975)	(946)	—	(83,921)
Beginning balance	—	222,308	2,820	—	225,128
Ending balance	$—	$139,333	$1,874	$—	$141,207

Senior Notes and Senior Subordinated Notes.  All of NMG’s obligations under the Senior Notes and the Senior Subordinated Notes, as well as its obligations under the Asset-Based Revolving Credit Facility and the Senior Secured Term Loan Facility, are guaranteed by the Company and certain of NMG’s existing and future domestic subsidiaries (principally, Bergdorf Goodman, Inc. through which NMG conducts the operations of its Bergdorf Goodman stores and NM Nevada Trust which holds legal title to certain real property and intangible assets used by the Company in conducting its operations). The guarantees by the Company and each subsidiary guarantor are full and unconditional and joint and several.  Currently, NMG conducts no operations through subsidiaries that do not guarantee the Senior Notes or the Senior Subordinated Notes. Previously, the non-guarantor subsidiaries of NMG included Kate Spade LLC (prior to its sale in December 2006), and an operating subsidiary domiciled in Canada providing support services to our Direct Marketing operation through January 2009.

Information with respect to non-guarantor subsidiaries with respect to the Senior Notes and Senior Subordinated Notes is as follows:

(in thousands)	August 1, 2009	August 2, 2008
Total assets	$332	$1,207
Net assets	$332	$1,037

	Fiscal year ended
(in thousands)	August 1, 2009	August 2, 2008	July 28, 2007
Revenues	$—	$—	$—
Net earnings (loss)	282	(1,066)	987
Net cash (used for) provided by operating activities	(341)	(875)	462

The net earnings of non-guarantor subsidiaries for fiscal year ended 2007 excludes a $24.3 million loss related to discontinued operations.

NOTE 19.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Fiscal year 2009
(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$985.8	$1,079.4	$810.1	$768.0	$3,643.3
Gross profit (1)	$368.0	$258.0	$295.3	$185.3	$1,106.6
Net earnings (loss) (2)	$12.9	$(509.2)	$(3.1)	$(168.6)	$(668.0)

	Fiscal year 2008
Revenues	$1,132.2	$1,373.8	$1,062.2	$1,032.3	$4,600.5
Gross profit (1)	$465.1	$460.6	$425.2	$314.7	$1,665.6
Net earnings (loss) (3)	$78.8	$44.3	$55.4	$(35.7)	$142.8

(1)         Gross profit includes revenues less cost of goods sold including buying and occupancy costs (excluding depreciation).

(2)         For fiscal year 2009, net earnings (loss) include pretax impairment charges related to 1) $291.1 million for the writedown to fair value of goodwill, 2) $242.2 million for the writedown to fair value of the net carrying value of tradenames and 3) $26.8 million for the writedown to fair value of the net carrying value of certain long-lived assets recorded in the second quarter.  In addition, pretax impairment charges of 1) $38.6 million for the writedown to fair value of goodwill, 2) $101.0 million for the writedown to fair value of the net carrying value of tradenames and 3) $3.5 million for the writedown to fair value of the net carrying value of certain long-lived assets were recorded in the fourth quarter.

(3)         For fiscal year 2008, net earnings (loss) include 1) $32.5 million of other income related to a pension curtailment gain in the first quarter as a result of our decision to freeze certain Pension and SERP benefits as of December 31, 2007, offset by 2) $31.3 million pretax impairment charge related to the writedown to fair value of the Horchow tradename in the fourth quarter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEIMAN MARCUS, INC.

By:	/S/ NELSON A. BANGS
Nelson A. Bangs Senior Vice President and General Counsel

Dated: October 20, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Signature	Title	Date

/s/ BURTON M. TANSKY	President and Chief Executive	October 20, 2009
Burton M. Tansky	Officer, Director

/s/ JAMES E. SKINNER	Executive Vice President and Chief Financial Officer	October 20, 2009
James E. Skinner	(principal financial officer)

/s/ T. DALE STAPLETON	Vice President and Controller	October 20, 2009
T. Dale Stapleton	(principal accounting officer)

/s/ DAVID A. BARR	Director	October 20, 2009
David A. Barr

/s/ JONATHAN COSLET	Director	October 20, 2009
Jonathan Coslet

/s/ JAMES G. COULTER	Director	October 20, 2009
James G. Coulter

/s/ JOHN G. DANHAKL	Director	October 20, 2009
John G. Danhakl

/s/ SIDNEY LAPIDUS	Director	October 20, 2009
Sidney Lapidus

/s/ KEWSONG LEE	Director	October 20, 2009
Kewsong Lee

/s/ CARRIE WHEELER	Director	October 20, 2009
Carrie Wheeler

SCHEDULE II

Neiman Marcus, Inc.

Valuation and Qualifying Accounts and Reserves

(in thousands)

Three years ended August 1, 2009

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Reserve for estimated sales returns
Year ended August 1, 2009	$45,042	$471,615	$—	$(486,908	)(A)	$29,749

Year ended August 2, 2008	$48,819	$645,095	$—	$(648,872	)(A)	$45,042

Year ended July 28, 2007 (B)	$43,742	$606,263	$—	$(601,186	)(A)	$48,819

Reserves for self-insurance
Year ended August 1, 2009	$44,132	$61,597	$—	$(70,219	)(C)	$35,510

Year ended August 2, 2008	$44,544	$57,655	$—	$(58,067	)(C)	$44,132

Year ended July 28, 2007 (B)	$45,505	$54,155	$—	$(55,116	)(C)	$44,544

(A)                              Gross margin on actual sales returns, net of commissions.

(B)                                Fiscal year 2007 has been adjusted to exclude the operations of Kate Spade LLC.

(C)                                Claims and expenses paid net of employee contributions.