Form 10-Q
period 2009-10-31
Neiman Marcus, Inc.
filed 2009-12-09
CIK 1358651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2009

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

There were 1,013,082 shares of the registrant’s common stock, par value $.01 per share, outstanding at October 31, 2009.

NEIMAN MARCUS, INC.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except shares)	October 31, 2009	August 1, 2009	November 1, 2008

ASSETS
Current assets:
Cash and cash equivalents	$319,215	$323,425	$115,350
Merchandise inventories	863,682	755,034	1,084,308
Deferred income taxes	19,136	19,136	32,659
Other current assets	103,757	123,932	115,352
Total current assets	1,305,790	1,221,527	1,347,669

Property and equipment, net	973,630	992,715	1,068,467
Goodwill and intangible assets, net	3,260,633	3,278,947	4,024,580
Other assets	88,075	87,837	74,776
Total assets	$5,628,128	$5,581,026	$6,515,492

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$237,972	$233,990	$249,624
Accrued liabilities	349,130	302,886	400,604
Current maturities of long-term liabilities	—	26,617	—
Total current liabilities	587,102	563,493	650,228

Long-term liabilities:
Long-term debt	2,972,173	2,954,221	2,946,150
Deferred income taxes	690,970	697,810	916,072
Deferred real estate credits	100,239	96,420	89,865
Other long-term liabilities	346,146	350,247	230,576
Total long-term liabilities	4,109,528	4,098,698	4,182,663

Common stock (par value $0.01 per share, 5,000,000 shares authorized and 1,013,082 shares issued and outstanding at October 31, 2009 and August 1, 2009 and 1,012,919 shares issued and outstanding at November 1, 2008)	10	10	10
Additional paid-in capital	1,425,385	1,424,258	1,420,106
Accumulated other comprehensive loss	(101,572)	(104,587)	(17,593)
Retained (deficit) earnings	(392,325)	(400,846)	280,078
Total shareholders’ equity	931,498	918,835	1,682,601
Total liabilities and shareholders’ equity	$5,628,128	$5,581,026	$6,515,492

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Thirteen weeks ended
(in thousands)	October 31, 2009	November 1, 2008

Revenues	$868,900	$985,787
Cost of goods sold including buying and occupancy costs (excluding depreciation)	534,223	617,743
Selling, general and administrative expenses (excluding depreciation)	218,819	242,829
Income from credit card program, net	(13,087)	(13,001)
Depreciation expense	35,782	38,599
Amortization of intangible assets	13,845	13,568
Amortization of favorable lease commitments	4,469	4,469

Operating earnings	74,849	81,580

Interest expense, net	59,365	57,845

Earnings before income taxes	15,484	23,735

Income tax expense	6,963	10,857

Net earnings	$8,521	$12,878

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Thirteen weeks ended
(in thousands)	October 31, 2009	November 1, 2008

CASH FLOWS - OPERATING ACTIVITIES
Net earnings	$8,521	$12,878
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	58,611	60,190
Paid-in-kind interest	14,362	—
Deferred income taxes	(8,756)	(8,722)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	4,318	4,143
	77,056	68,489
Changes in operating assets and liabilities:
Merchandise inventories	(108,648)	(106,264)
Other current assets	20,175	(1,576)
Other assets	(5,379)	(3,293)
Accounts payable and accrued liabilities	51,231	(54,209)
Deferred real estate credits	5,379	6,973
Net cash provided by (used for) operating activities	39,814	(89,880)
CASH FLOWS – INVESTING ACTIVITIES
Capital expenditures	(17,261)	(33,461)
Net cash used for investing activities	(17,261)	(33,461)
CASH FLOWS – FINANCING ACTIVITIES
Repayment of borrowings under senior term loan facility	(26,617)	—
Repayment of borrowings	(146)	(489)
Net cash used for financing activities	(26,763)	(489)
CASH AND CASH EQUIVALENTS
Decrease during the period	(4,210)	(123,830)
Beginning balance	323,425	239,180
Ending balance	$319,215	$115,350

Supplemental Schedule of Cash Flow Information

Cash paid (received) during the period for:
Interest	$48,378	$66,643
Income taxes	$(3,310)	$1,849

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.              Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the applicable interim periods.

The specialty retail industry is seasonal in nature, with a higher level of sales typically generated in the fall and holiday selling seasons.  Due to seasonal and other factors, the results of operations for the first quarter of fiscal year 2010 are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

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

Our fiscal year ends on the Saturday closest to July 31.  All references to the first quarter of fiscal year 2010 relate to the thirteen weeks ended October 31, 2009.  All references to the first quarter of fiscal year 2009 relate to the thirteen weeks ended November 1, 2008.

A detailed description of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

We have evaluated all material events occurring subsequent to the date of the financial statements up to the date and time this Quarterly Report on Form 10-Q was filed.

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

Fair Value Measurements.  Under generally accepted accounting principles, we are required 1) to measure certain assets and liabilities at fair value or 2) to disclose the fair value of certain assets and liabilities recorded at cost.  Pursuant to these fair value measurement and disclosure requirements, fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value is calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities includes consideration of non-performance risk, including our own credit risk.  Each fair value measurement is reported in one of the following three levels:

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

At October 31, 2009, August 1, 2009 and November 1, 2008, the fair values of cash and cash equivalents, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments.  See Notes 3 and 4 to the condensed consolidated financial statements for the estimated fair values of our debt instruments and interest rate swap financial instruments subject to fair value disclosures.

Recent Accounting Pronouncements.  In December 2007, the FASB issued guidance that addresses the recognition and accounting for identifiable assets acquired, liabilities assumed and non-controlling interests in business combinations.  In addition, this guidance changes the accounting treatment for certain acquisition-related items, including requirements to expense acquisition-related costs as incurred, expense restructuring costs associated with an acquired business and recognize post-acquisition changes in tax uncertainties associated with a business combination as a component of tax expense.  These rules are to be applied prospectively to business combinations for which the acquisition date is on or after December 15, 2008.  Generally, the effect of this guidance will depend on future acquisitions.  However, the accounting for the resolution of any tax uncertainties remaining as of October 31, 2009 related to the Acquisition will be subject to the provisions of this guidance.  As to the future resolution of these tax uncertainties, we do not believe these requirements will have a material impact on our future financial statements.

In February 2008, the FASB issued guidance that delays the effective date of fair value disclosures required for all nonfinancial assets, such as intangible assets and goodwill, and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  We implemented this guidance in the preparation of our condensed consolidated financial statements for the quarter ended October 31, 2009, however, no additional disclosures were required.

In December 2008, the FASB issued guidance related to an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  This guidance is effective for fiscal years ending after December 15, 2009, or our fiscal year ending July 31, 2010.  We have not yet evaluated the impact of adopting the disclosure requirements on our consolidated financial statements for our fiscal year ending July 31, 2010.

In April 2009, the FASB issued guidance requiring additional disclosures in interim financial statements regarding determining and reporting fair values for certain assets and liabilities.  We adopted this guidance in the first quarter of fiscal year 2010 related to the fair value of our debt instruments.

In June 2009, the FASB issued guidance that establishes the Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles.  This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009, or our first quarter of fiscal year 2010 ending October 31, 2009.  The adoption of this guidance did not have an impact on our consolidated financial statements.

2.              Goodwill and Intangible Assets, Net

(in thousands)	October 31, 2009	August 1, 2009	November 1, 2008

Goodwill	$1,263,433	$1,263,433	$1,611,191
Tradenames	1,235,012	1,235,290	1,579,054
Customer lists, net	355,093	368,660	409,363
Favorable lease commitments, net	407,095	411,564	424,972
Goodwill and intangible assets, net	$3,260,633	$3,278,947	$4,024,580

Indefinite-Lived Intangible Assets and Goodwill.  Indefinite-lived intangible assets, such as tradenames and goodwill, are not subject to amortization. Rather, we assess the recoverability of indefinite-lived intangible assets and goodwill in the fourth quarter of each fiscal year and upon the occurrence of certain events.

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

2011	$62,548
2012	50,123
2013	47,436
2014	46,881
2015	46,881

Impairment of Long-Lived Assets.  We assess the recoverability of indefinite-lived assets and goodwill in the fourth quarter of each year and upon the occurrence of certain events.  In connection with the preparation of our consolidated financial statements for the second quarter of fiscal year 2009, we concluded that it was appropriate to test our long-lived assets for recoverability in light of the significant declines in the domestic and global financial markets during the first and second quarters of fiscal year 2009. Utilizing our then-current operating forecasts to estimate the fair values of our Neiman Marcus stores, Bergdorf Goodman stores and Direct Marketing operation, we determined certain of our property and equipment, tradenames and goodwill to be impaired and recorded impairment charges in the second quarter of fiscal year 2009 aggregating $560.1 million.

In the fourth quarter of fiscal year 2009, we updated our short-term and long-term operating forecasts in connection with our annual planning process in light of our updated expectations of future business conditions and trends.  Utilizing these updated operating forecasts to estimate the fair values of our reporting units, we determined further impairment with respect to certain of our property and equipment, tradenames and goodwill and recorded additional impairment charges in the fourth quarter of fiscal year 2009 aggregating $143.1 million.

Total impairment charges recorded in fiscal year 2009 were as follows:

(in thousands)	Specialty Retail stores	Direct Marketing	Total

Property and equipment	$30,348	$—	$30,348
Tradenames	311,835	31,374	343,209
Goodwill	329,709	—	329,709
	$671,892	$31,374	$703,266

3.              Long-term Debt

The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	October 31, 2009	August 1, 2009	November 1, 2008

Senior Secured Term Loan Facility	variable	$1,598,383	$1,625,000	$1,625,000
2028 Debentures	7.125%	121,345	121,297	121,150
Senior Notes	9.0%/9.75%	752,445	734,541	700,000
Senior Subordinated Notes	10.375%	500,000	500,000	500,000
Total debt		2,972,173	2,980,838	2,946,150
Less: current portion of Senior Secured Term Loan Facility		—	(26,617)	—
Long-term debt		$2,972,173	$2,954,221	$2,946,150

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

The Asset-Based Revolving Credit Facility provides committed financing of up to $600.0 million, subject to a borrowing base.  The Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice.  The borrowing base for the Asset-Based Revolving Credit Facility is equal to at any time the sum of (a) the lesser of (i) 80% of eligible inventory (valued at the lower of cost or market value) and (ii) 85% of the net orderly liquidation value of eligible inventory, and (b) 85% of the amounts owed by credit card processors in respect of eligible credit card accounts constituting proceeds arising from the sale or disposition of inventory, less certain reserves.  Through April 30, 2011, NMG is required to maintain excess availability under the terms of the Asset-Based Revolving Credit Facility of at least the greater of (a) 10% of the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base and (b) $50 million.  After April 30, 2011, if at any time, excess availability is less than the greater of (a) 15% of the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base and (b) $60 million, NMG will be required to maintain a pro forma ratio of consolidated EBITDA to consolidated Fixed Charges (as such terms are defined in the credit agreement) of at least 1.1 to 1.0.  On October 31, 2009, NMG had no borrowings outstanding under this facility, $32.6 million of outstanding letters of credit and $507.4 million of unused borrowing availability.

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

All obligations under the Asset-Based Revolving Credit Facility are guaranteed by the Company and certain of NMG’s existing and future domestic subsidiaries.  All obligations under NMG’s Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of the Company, NMG and the subsidiaries that have guaranteed the Asset-Based Revolving Credit Facility (subsidiary guarantors).  As of October 31, 2009, there were no assets or liabilities held by non-guarantor subsidiaries.

The Asset-Based Revolving Credit Facility contains covenants (which are described in our Annual Report on Form 10-K for the fiscal year ended August 1, 2009), including covenants limiting dividends and other restricted payments; investments, loans, advances and acquisitions; and prepayments or redemptions of other indebtedness. These covenants permit the restricted actions in an unlimited amount, subject to the satisfaction of certain payment conditions, principally that NMG must have pro forma excess availability under the Asset-Based Revolving Credit Facility equal to at least 25% of the lesser of (a) the revolving commitments under the facility and (b) the borrowing base, NMG delivering projections demonstrating that projected excess availability for the next twelve months will be equal to such thresholds and that NMG have a pro forma ratio of consolidated EBITDA to consolidated Fixed Charges (as such terms are defined in the credit agreement) of at least 1.2 to 1.0 (or 1.1 to 1.0 for prepayments or redemptions of other indebtedness).  The Asset-Based Revolving Credit Facility also contains customary affirmative covenants and events of default, including a cross-default provision in respect of any other indebtedness that has an aggregate principal amount exceeding $50 million.

For a more detailed description of NMG’s Asset-Based Revolving Credit Facility, refer to our Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

Senior Secured Term Loan Facility.  In October 2005, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility.  At October 31, 2009, the outstanding balance under the Senior Secured Term Loan Facility was $1,598.4 million.  The principal amount of the loans outstanding is due and payable in full on April 6, 2013.

At October 31, 2009, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus  ½ of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 2.29% at October 31, 2009.  The applicable margin is subject to adjustment based on contractually defined debt coverage ratios.  At October 31, 2009, the applicable margin with respect to base rate borrowings was 1.00% and the applicable margin with respect to LIBOR borrowings was 2.00%.

The credit agreement governing the Senior Secured Term Loan Facility requires NMG to prepay outstanding term loans with 50% (which percentage will be reduced to 25% if NMG’s total leverage ratio is less than a specified ratio and will be reduced to 0% if NMG’s total leverage ratio is less than a specified ratio) of its annual excess cash flow (as defined in the credit agreement). For fiscal year 2009, NMG was required to prepay $26.6 million of outstanding term loans in the first quarter of fiscal year 2010 pursuant to the annual excess cash flow requirements.  If a change of control (as defined in the credit agreement) occurs, NMG will be required to offer to prepay all outstanding term loans, at a prepayment price equal to 101% of the principal amount to be prepaid, plus accrued and unpaid interest to the date of prepayment. NMG also must offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the proceeds of certain asset sales under certain circumstances.

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

For a more detailed description of the Senior Secured Term Loan Facility, refer to our Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

The fair value of the Senior Secured Term Loan Facility was approximately $1,382.6 million at October 31, 2009, $1,332.5 million at August 1, 2009 and $1,235.0 million at November 1, 2008 based on prevailing market rates at this time.

2028 Debentures.  In May 1998, NMG issued $125.0 million aggregate principal amount of its 7.125% 2028 Debentures. NMG equally and ratably secures its 2028 Debentures by a first lien security interest on certain collateral subject to liens granted under NMG’s Senior Secured Credit Facilities. The 2028 Debentures are guaranteed on an unsecured, senior basis by the Company.  The 2028 Debentures are not guaranteed by certain subsidiaries of NMG.  The 2028 Debentures include a cross-acceleration provision in respect of any other indebtedness that has an aggregate principal amount exceeding $15 million.  NMG’s 2028 Debentures mature on June 1, 2028.

For a more detailed description of the 2028 Debentures, refer to our Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

The fair value of the 2028 Debentures was approximately $105.6 million at October 31, 2009, $95.6 million at August 1, 2009 and $106.3 million at November 1, 2008 based on quoted market prices.

Senior Notes.  NMG has $752.4 million aggregate principal amount of 9.0% / 9.75% Senior Notes under a senior indenture (Senior Indenture).  NMG’s Senior Notes mature on October 15, 2015.

Interest on the Senior Notes is payable quarterly in arrears on each January 15, April 15, July 15 and October 15.  For any interest payment period through October 15, 2010, NMG may, at its option, elect to pay interest on the Senior Notes entirely in cash (Cash Interest) or entirely by increasing the principal amount of the outstanding Senior Notes by issuing additional Senior Notes (PIK Interest). Cash Interest on the Senior Notes accrues at the rate of 9% per annum. PIK Interest on the Senior Notes accrues at the rate of 9.75% per annum. We negotiated for the right to include the PIK feature in our Senior Notes because of our belief that this feature could be a useful tool to enhance liquidity under appropriate circumstances. In the second quarter of fiscal year 2009, given the dislocation in the financial markets and the uncertainty as to when reasonable conditions will return, we believed that it was appropriate to utilize this feature, even though we had available borrowing capacity under our $600.0 million revolving credit facility. Accordingly, we elected to pay PIK Interest for the three quarterly interest periods ending October 14, 2009 and to make such interest payments with the issuance of additional Senior Notes at the PIK Interest rate of

9.75% instead of paying interest in cash.  As a result, the original principal amount of Senior Notes of $700.0 million increased by $17.1 million on April 14, 2009, $17.4 million on July 14, 2009 and $17.9 million on October 14, 2009.

For the quarterly interest period ending on January 15, 2010, we have elected to pay cash interest.  Prior to the beginning of each eligible interest period in the future, we will evaluate whether to continue utilizing this PIK feature, taking into account market conditions and other relevant factors at that time. After October 15, 2010, we are required to make all interest payments on the Senior Notes entirely in cash.

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

NMG is not required to make any mandatory redemption or sinking fund payments with respect to the Senior Notes.  The indenture governing the Senior Notes contains a number of customary negative covenants and events of default, including a cross-default provision in respect of any other indebtedness that has an aggregate principal amount exceeding $50 million, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all outstanding Senior Notes to be due and payable immediately.

For a more detailed description of NMG’s Senior Notes, refer to our Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

The fair value of NMG’s Senior Notes was approximately $667.8 million at October 31, 2009, $539.9 million at August 1, 2009 and $476.0 million at November 1, 2008 based on quoted market prices.

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

NMG is not required to make any mandatory redemption or sinking fund payments with respect to the Senior Subordinated Notes. The indenture governing the Senior Subordinated Notes contains a number of customary negative covenants and events of defaults, including a cross-default provision in respect of any other indebtedness that has an aggregate principal amount exceeding $50 million, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all outstanding Senior Subordinated Notes to be due and payable immediately, subject to certain exceptions.

For a more detailed description of NMG’s Senior Subordinated Notes, refer to our Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

The fair value of NMG’s Senior Subordinated Notes was approximately $440.0 million at October 31, 2009, $355.0 million at August 1, 2009 and $342.5 million at November 1, 2008 based on quoted market prices.

Maturities of Long-Term Debt.  At October 31, 2009, annual maturities of long-term debt during the next five fiscal years and thereafter are as follows (in millions):

2011	$—
2012	—
2013	1,598.4
2014	—
2015	—
Thereafter	1,373.8

The above table does not reflect either future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility or any future PIK Interest election that we may make through October 15, 2010.

Interest expense.  The significant components of interest expense are as follows:

	Thirteen weeks ended
(in thousands)	October 31, 2009	November 1, 2008

Senior Secured Term Loan Facility	$20,786	$23,930
2028 Debentures	2,227	2,227
Senior Notes	17,525	15,750
Senior Subordinated Notes	12,826	12,969
Amortization of debt issue costs	4,661	3,554
Other	1,738	825
Total interest expense	59,763	59,255
Less:
Interest income	177	1,104
Capitalized interest	221	306
Interest expense, net	$59,365	$57,845

4.              Interest Rate Swaps

In connection with the Acquisition, we obtained $2,575.0 million of floating rate debt agreements, of which $2,125.0 million was outstanding at the Acquisition date and $1,598.4 million is outstanding at October 31, 2009.  Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  These swap agreements hedge a portion of our contractual floating rate interest commitments through the expiration of the agreements in December 2010.  As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.850% to 6.983% per quarter through 2010 and result in an average fixed rate of 6.914%.

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

(in thousands)	October 31, 2009	August 1, 2009	November 1, 2008

Unrecognized losses – included in other long-term liabilities	$53,104	$57,750	$47,662

Accumulated other comprehensive loss, net of taxes	$32,561	$35,508	$29,717

A summary of the recorded amounts related to our interest rate swaps reflected in our condensed consolidated statements of operations are as follows:

	Thirteen weeks ended
(in thousands)	October 31, 2009	November 1, 2008

Realized hedging losses – included in interest expense, net	$11,098	$5,111

Ineffective hedging losses – included in interest expense, net	$216	$137

The amount of losses recorded in other comprehensive loss at October 31, 2009 that is expected to be reclassified into interest expense in the next twelve months, if interest rates remain unchanged, is approximately $43.9 million.

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

We also maintain defined contribution plans consisting of a 401(k) Plan, a retirement savings plan (RSP) and defined contribution supplemental executive retirement plan (Defined Contribution SERP Plan).  Employees make contributions to the 401(k) Plan and RSP and we match an employee’s contribution up to a maximum of 6% of the employee’s compensation subject to statutory limitations for a potential maximum match of 50% of employee contributions to the 401(k) Plan and 75% of employee contributions to the RSP. We also sponsor an unfunded key employee deferred compensation plan, which provides certain employees with additional benefits.

Benefit Obligations.  Obligations for our employee benefit plans, included in other long-term liabilities, are as follows:

(in thousands)	October 31, 2009	August 1, 2009	November 1, 2008

Pension Plan	$157,576	$156,001	$41,765
SERP Plan	93,083	92,152	78,524
Postretirement Plan	17,941	17,920	20,425
	268,600	266,073	140,714
Less: current portion	(5,069)	(5,069)	(4,165)
Long-term portion of benefit obligations	$263,531	$261,004	$136,549

As of October 31, 2009, we have $69.0 million (net of taxes of $44.8 million) of adjustments to our benefit obligations recorded as increases to accumulated other comprehensive loss.

Costs of Benefits.  The components of the expenses we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Thirteen weeks ended
(in thousands)	October 31, 2009	November 1, 2008
Pension Plan:
Service cost	$1,429	$1,431
Interest cost	6,329	6,038
Expected return on plan assets	(6,463)	(6,507)
Net amortization of losses	282	—
Pension Plan expense	$1,577	$962

SERP Plan:
Service cost	$171	$162
Interest cost	1,377	1,336
SERP Plan expense	$1,548	$1,498

Postretirement Plan:
Service cost	$18	$23
Interest cost	254	336
Net amortization of prior service cost	(172)	—
Net amortization of losses	90	70
Postretirement Plan expense	$190	$429

Funding Policy and Plan Assets.  Our policy is to fund the Pension Plan at or above the minimum required by law. In fiscal year 2009, we were not required to make contributions to the Pension Plan; however, we made a voluntary $15.0 million contribution to our Pension Plan in the fourth quarter of fiscal year 2009.  Based upon currently available information, we will not be required to make contributions to the Pension Plan during fiscal year 2010.  However, we will continue to evaluate voluntary contributions to our Pension Plan based upon the unfunded position of the Pension Plan, our available liquidity and other factors.

6.              Income Taxes

Our effective income tax rate for the first quarter of fiscal year 2010 was 45.0% compared to 45.7% for the first quarter of fiscal year 2009.  Our effective tax rates for the first quarter of fiscal years 2010 and 2009 were unfavorably impacted by a lower level of projected earnings for fiscal years 2010 and 2009.

At October 31, 2009, the gross amount of unrecognized tax benefits was $6.7 million, all of which would impact our effective tax rate, if recognized.  We classify interest and penalties as a component of income tax expense and our liability for accrued interest and penalties was $6.0 million as of October 31, 2009.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  During the third quarter of fiscal year 2009, we closed the IRS examination of fiscal years 2005 and 2006 and received net refunds of approximately $2.8 million.  In addition, as a result of the completion of the audit and IRS determination regarding certain deductions taken in connection with the Acquisition, we recorded a decrease in the gross amount of unrecognized tax benefits of $13.7 million and a decrease in accrued interest and penalties of $2.2 million. This $15.9 million reduction in our liability for unrecognized tax benefits resulted in a decrease to goodwill of $17.3 million and a tax benefit of $1.3 million, offset by a decrease to deferred tax liabilities of $2.7 million.

The IRS is examining our federal tax return for fiscal year 2007.  We believe our recorded tax liabilities as of October 31, 2009 are sufficient to cover any potential assessments to be made by the IRS upon the completion of their examination. We will continue to monitor the progress of the IRS examination and review our recorded tax liabilities for potential audit assessments.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2005.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next 12 months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our consolidated financial statements.

7.              Stock-Based Compensation

The Company has approved equity-based management arrangements which authorize equity awards to be granted to certain management employees for up to 87,992.0 shares of the common stock of the Company.  Options generally vest over four to five years and expire 10 years from the date of grant.

A summary of the status of our stock option plan is as follows:

	October 31, 2009		August 1, 2009		November 1, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	79,399.0	$1,585	83,146.6	$1,507	83,146.6	$1,507
Granted	6,790.0	1,000	—	—	—	—
Exercised	—	—	(854.5)	1,684	—	—
Forfeited	(3,115.6)	1,684	(2,893.1)	1,617	—	—
Outstanding at end of period	83,073.4	$1,611	79,399.0	$1,585	83,146.6	$1,585
Options exercisable at end of period	64,942.4	$1,637	60,856.7	$1,542	54,084.1	$1,517

All grants of stock options have an exercise price equaling or exceeding the fair market value of our common stock on the date of grant.  Because we are privately held and there is no public market for our common stock, the fair market value of our common stock is determined by our Compensation Committee at the time option grants are awarded (Level 3 determination of fair value).  In determining the fair value of our common stock, the Compensation Committee considers such factors as the Company’s actual and projected financial results, the principal amount of the Company’s indebtedness, valuations of the Company performed by third parties and other factors it believes are material to the valuation process.

The exercise price of approximately 50% of our options escalate at a 10% compound rate per year (Accreting Options) until the earlier to occur of (i) exercise, (ii) the fifth anniversary of the date of grant or (iii) the occurrence of a change in control. However, in the event the Sponsors cause the sale of shares of the Company to an unaffiliated entity, the exercise price will cease to accrete at the time of the sale with respect to a pro rata portion of the accreting options.  The exercise price with respect to all other options (Fixed Price Options) is fixed at the grant date.  At October 31, 2009, Accreting Options were outstanding for 38,511 shares and Fixed Price Options were outstanding for 44,562 shares.

We use the Black-Scholes option-pricing model to determine the fair value of our options as of the date of grant.  A summary of our fiscal year 2010 grants and fair value assumptions is as follows:

	Fixed Price Options	Accreting Options
Options Granted	3,395.0	3,395.0
Exercise Price at October 31, 2009	$1,000	$1,000
Term	8	8
Volatility	53.4%	53.4%
Risk-Free Rate	3.3%	3.3%
Dividend Yield	—	—
Fair Value	$541	$462

Expected volatility is based on a combination of NMG’s historical volatility adjusted for our leverage and estimates of implied volatility of our peer group.

We recognize compensation expense for stock options on a straight-line basis over the vesting period.  We recognized non-cash stock compensation expense of $1.1 million in the first quarter of fiscal year 2010 and $1.6 million in the first quarter of fiscal year 2009, which is included in selling, general and administrative expenses.  At October 31, 2009, unearned non-cash stock-based compensation that we expect to recognize as expense through fiscal year 2015 aggregates approximately $8.4 million.

In September 2009, the Compensation Committee approved 1) a tender offer for outstanding Accreting Options to purchase approximately 26,614 shares (Eligible Options) and 2) the extension of the option term with respect to Fixed Price Options, which are currently out of the money, for 26,614 shares to October 6, 2017.  These actions were taken in response to recent declines in capital markets and general economic conditions that have resulted in the current exercise prices for these options to be in excess of the current estimated fair value of our common stock.

In connection with the tender offer to purchase certain Accreting Options and pursuant to the Issuer Tender Offer Statement on Schedule TO initially filed with the Securities and Exchange Commission on November 17, 2009 and amended on November 24, 2009, option holders will be allowed to tender their Eligible Options (with an average exercise price at October 31, 2009 of $2,131 per share) for new options at an exchange rate of 1.5 Eligible Options to 1.0 new option.  The new options will 1) have an initial exercise price of $1,000 per share which exercise price will escalate at a 10% compound rate per year, 2) vest over four years and 3) expire eight years after the grant date.  The tender offer commenced in November 2009 and is expected to be completed in December 2009.

The Compensation Committee is still evaluating modifications with respect to Accreting Options and Fixed Price Options for an additional 23,054 shares, which were not part of the programs described above.

8.              Transactions with Sponsors

Pursuant to a management services agreement with affiliates of the Sponsors, and in exchange for on-going consulting and management advisory services that are provided to us by the Sponsors and their affiliates, affiliates of the Sponsors receive an aggregate annual management fee equal to the lesser of (i) 0.25% of our consolidated annual revenues or (ii) $10 million. Affiliates of the Sponsors also receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with services provided pursuant to the agreement. These management fees are payable quarterly in arrears.  We recorded management fees of $2.2 million during the first quarter of fiscal year 2010 and $2.5 million during the first quarter of fiscal year 2009, which are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

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

The Program Agreement, as amended, provides for 1) the allocation between HSBC and NMG of additional income, if any, to be generated from the credit card program as a result of certain changes made to the terms of credit extended to our customers since the inception of the Program Agreement and 2) the allocation of certain credit card losses between HSBC and NMG.  In light of current economic conditions that have led to higher delinquencies and losses on consumer indebtednesses, net losses are currently allocable to NMG.  Our reserve for credit card net losses aggregated $3.5 million as of October 31, 2009 and August 1, 2009 and $2.9 million as of November 1, 2008, which is included in accrued liabilities in the condensed consolidated balance sheets.

10.       Commitments and Contingencies

Long-term Incentive Plan.  The Company has a long-term incentive plan (Long-term Incentive Plan) that provides for a cash incentive payable to certain employees upon a change of control, as defined, subject to the attainment of certain performance objectives.  Performance objectives and targets are based on cumulative EBITDA percentages for three year periods beginning in fiscal year 2006.  Earned awards for each completed performance period will be credited to a book account and will earn interest at a contractually defined annual rate until the award is paid.  Awards will be paid within 30 days of a change of control or the first day there is a public market of at least 20% of our total outstanding common stock.  As of October 31, 2009, the vested participant balance in the Long-Term Incentive Plan aggregated $5.3 million.

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

11.       Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss (amounts are recorded net of related income taxes):

(in thousands)	October 31, 2009	August 1, 2009	November 1, 2008

Unrealized loss on financial instruments	$(32,561)	$(35,508)	$(29,717)
Change in unfunded benefit obligations	(69,011)	(69,011)	12,302
Other	—	(68)	(178)
Total accumulated other comprehensive loss	$(101,572)	$(104,587)	$(17,593)

	Thirteen weeks ended
(in thousands)	October 31, 2009	November 1, 2008
Net earnings from condensed consolidated statements of operations	$8,521	$12,878
Change in unrealized loss on financial instruments	2,947	(7,962)
Other	68	(467)
Total comprehensive income for the period	$11,536	$4,449

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

Operating earnings for the segments include 1) revenues, 2) cost of sales, 3) direct selling, general, and administrative expenses, 4) other direct operating expenses, 5) income from credit card program and 6) depreciation expense for the respective segment.  Items not allocated to our operating segments include those items not considered by management in measuring the assets and profitability of our segments. These amounts include 1) corporate expenses including, but not limited to, treasury, investor relations, legal and finance support services, and general corporate management, 2) charges related to the application of purchase accounting adjustments made in connection with the Acquisition including amortization of intangible assets and favorable lease commitments and other non-cash items and 3) interest expense.  These items, while often related to the operations of a segment, are not considered by segment operating management, corporate operating management and the chief operating decision maker in assessing segment operating performance.  The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (except with respect to purchase accounting adjustments not allocated to the operating segments).

The following tables set forth the information for our reportable segments:

	Thirteen weeks ended
(in thousands)	October 31, 2009	November 1, 2008

REVENUES
Specialty Retail stores	$721,619	$827,126
Direct Marketing	147,281	158,661
Total	$868,900	$985,787

OPERATING EARNINGS
Specialty Retail stores	$87,198	$94,436
Direct Marketing	21,682	19,361
Corporate expenses	(15,717)	(14,180)
Amortization of intangible assets and favorable lease commitments	(18,314)	(18,037)
Total	$74,849	$81,580

CAPITAL EXPENDITURES
Specialty Retail stores	$14,181	$29,826
Direct Marketing	3,080	3,635
Total	$17,261	$33,461

DEPRECIATION EXPENSE
Specialty Retail stores	$30,195	$32,948
Direct Marketing	3,866	4,312
Other	1,721	1,339
Total	$35,782	$38,599

	October 31, 2009	November 1, 2008
ASSETS
Tangible assets of Specialty Retail stores	$1,769,973	$2,083,389
Tangible assets of Direct Marketing	168,730	203,516
Corporate assets:
Intangible assets related to Specialty Retail stores	2,790,095	3,504,700
Intangible assets related to Direct Marketing	470,538	519,880
Other	428,792	204,007
Total	$5,628,128	$6,515,492

13.  Condensed Consolidating Financial Information

2028 Debentures.  All of NMG’s obligations under the 2028 Debentures are guaranteed by the Company. The guarantee by the Company is full and unconditional and joint and several. Currently, the Company’s non-guarantor subsidiaries consist principally of Bergdorf Goodman, Inc. through which NMG conducts the operations of its Bergdorf Goodman stores and NM Nevada Trust which holds legal title to certain real property and intangible assets used by NMG in conducting its operations. Previously, our non-guarantor subsidiaries also included an operating subsidiary domiciled in Canada providing support services to our Direct Marketing operation through January 2009.

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

	October 31, 2009
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$318,421	$794	$—	$319,215
Merchandise inventories	—	765,673	98,009	—	863,682
Other current assets	—	112,159	10,734	—	122,893
Total current assets	—	1,196,253	109,537	—	1,305,790
Property and equipment, net	—	854,515	119,115	—	973,630
Goodwill and intangible assets, net	—	1,520,745	1,739,888	—	3,260,633
Other assets	—	86,242	1,833	—	88,075
Investments in subsidiaries	931,498	1,871,910	—	(2,803,408)	—
Total assets	$931,498	$5,529,665	$1,970,373	$(2,803,408)	$5,628,128
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$209,321	$28,651	$—	$237,972
Accrued liabilities	—	280,762	68,368	—	349,130
Total current liabilities	—	490,083	97,019	—	587,102
Long-term liabilities:
Long-term debt	—	2,972,173	—	—	2,972,173
Deferred income taxes	—	690,970	—	—	690,970
Other long-term liabilities	—	444,941	1,444	—	446,385
Total long-term liabilities	—	4,108,084	1,444	—	4,109,528
Total shareholders’ equity	931,498	931,498	1,871,910	(2,803,408)	931,498
Total liabilities and shareholders’ equity	$931,498	$5,529,665	$1,970,373	$(2,803,408)	$5,628,128

	August 1, 2009
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$322,766	$659	$—	$323,425
Merchandise inventories	—	676,973	78,061	—	755,034
Other current assets	—	133,438	9,630	—	143,068
Total current assets	—	1,133,177	88,350	—	1,221,527
Property and equipment, net	—	870,300	122,415	—	992,715
Goodwill and intangible assets, net	—	1,535,834	1,743,113	—	3,278,947
Other assets	—	85,983	1,854	—	87,837
Investments in subsidiaries	918,835	1,868,405	—	(2,787,240)	—
Total assets	$918,835	$5,493,699	$1,955,732	$(2,787,240)	$5,581,026
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$210,219	$23,771	$—	$233,990
Accrued liabilities	—	240,750	62,136	—	302,886
Current maturities of long-term liabilities	—	26,617	—	—	26,617
Total current liabilities	—	477,586	85,907	—	563,493
Long-term liabilities:
Long-term debt	—	2,954,221	—	—	2,954,221
Deferred income taxes	—	697,810	—	—	697,810
Other long-term liabilities	—	445,247	1,420	—	446,667
Total long-term liabilities	—	4,097,278	1,420	—	4,098,698
Total shareholders’ equity	918,835	918,835	1,868,405	(2,787,240)	918,835
Total liabilities and shareholders’ equity	$918,835	$5,493,699	$1,955,732	$(2,787,240)	$5,581,026

	November 1, 2008
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$114,309	$1,041	$—	$115,350
Merchandise inventories	—	958,320	125,988	—	1,084,308
Other current assets	—	136,494	11,517	—	148,011
Total current assets	—	1,209,123	138,546	—	1,347,669
Property and equipment, net	—	935,188	133,279	—	1,068,467
Goodwill and intangible assets, net	—	1,874,355	2,150,225	—	4,024,580
Other assets	—	74,776	—	—	74,776
Investments in subsidiaries	1,682,601	2,323,610	—	(4,006,211)	—
Total assets	$1,682,601	$6,417,052	$2,422,050	$(4,006,211)	$6,515,492
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$220,070	$29,554	$—	$249,624
Accrued liabilities	—	331,156	69,448	—	400,604
Total current liabilities	—	551,226	99,002	—	650,228
Long-term liabilities:
Long-term debt	—	2,946,150	—	—	2,946,150
Deferred income taxes	—	916,072	—	—	916,072
Other long-term liabilities	—	321,003	(562)	—	320,441
Total long-term liabilities	—	4,183,225	(562)	—	4,182,663
Total shareholders’ equity	1,682,601	1,682,601	2,323,610	(4,006,211)	1,682,601
Total liabilities and shareholders’ equity	$1,682,601	$6,417,052	$2,422,050	$(4,006,211)	$6,515,492

	Thirteen weeks ended October 31, 2009
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$715,918	$152,982	$—	$868,900
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	443,554	90,669	—	534,223
Selling, general and administrative expenses (excluding depreciation)	—	191,066	27,753	—	218,819
Income from credit card program, net	—	(11,881)	(1,206)	—	(13,087)
Depreciation expense	—	31,833	3,949	—	35,782
Amortization of intangible assets and favorable lease commitments	—	15,089	3,225	—	18,314
Operating earnings	—	46,257	28,592	—	74,849
Interest expense, net	—	59,364	1	—	59,365
Intercompany royalty charges (income)	—	44,271	(44,271)	—	—
Equity in (earnings) loss of subsidiaries	(8,521)	(72,862)	—	81,383	—
Earnings (loss) before income taxes	8,521	15,484	72,862	(81,383)	15,484
Income tax expense	—	6,963	—	—	6,963
Net earnings (loss)	$8,521	$8,521	$72,862	$(81,383)	$8,521

	Thirteen weeks ended November 1, 2008
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$817,724	$168,063	$—	$985,787
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	519,088	98,655	—	617,743
Selling, general and administrative expenses (excluding depreciation)	—	213,152	29,677	—	242,829
Income from credit card program, net	—	(11,534)	(1,467)	—	(13,001)
Depreciation expense	—	34,316	4,283	—	38,599
Amortization of intangible assets and favorable lease commitments	—	15,090	2,947	—	18,037
Operating earnings	—	47,612	33,968	—	81,580
Interest expense, net	—	57,843	2	—	57,845
Intercompany royalty charges (income)	—	56,830	(56,830)	—	—
Equity in (earnings) loss of subsidiaries	(12,878)	(90,796)	—	103,674	—
Earnings (loss) before income taxes	12,878	23,735	90,796	(103,674)	23,735
Income tax expense	—	10,857	—	—	10,857
Net earnings (loss)	$12,878	$12,878	$90,796	$(103,674)	$12,878

	Thirteen weeks ended October 31, 2009
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$8,521	$8,521	$72,862	$(81,383)	$8,521
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	51,437	7,174	—	58,611
Paid-in-kind interest	—	14,362	—	—	14,362
Deferred income taxes	—	(8,756)	—	—	(8,756)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	4,273	45	—	4,318
Intercompany royalty income payable (receivable)	—	44,271	(44,271)	—	—
Equity in (earnings) loss of subsidiaries	(8,521)	(72,862)	—	81,383	—
Changes in operating assets and liabilities, net	—	(1,921)	(35,321)	—	(37,242)
Net cash provided by operating activities	—	39,325	489	—	39,814
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(16,907)	(354)	—	(17,261)
Net cash used for investing activities	—	(16,907)	(354)	—	(17,261)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(26,763)	—	—	(26,763)
Net cash used for financing activities	—	(26,763)	—	—	(26,763)
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(4,345)	135	—	(4,210)
Beginning balance	—	322,766	659	—	323,425
Ending balance	$—	$318,421	$794	$—	$319,215

	Thirteen weeks ended November 1, 2008
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$12,878	$12,878	$90,796	$(103,674)	$12,878
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	52,960	7,230	—	60,190
Deferred income taxes	—	(8,722)	—	—	(8,722)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	4,063	80	—	4,143
Intercompany royalty income payable (receivable)	—	56,830	(56,830)	—	—
Equity in (earnings) loss of subsidiaries	(12,878)	(90,796)	—	103,674	—
Changes in operating assets and liabilities, net	—	(119,546)	(38,823)	—	(158,369)
Net cash (used for) provided by operating activities	—	(92,333)	2,453	—	(89,880)
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(31,073)	(2,388)	—	(33,461)
Net cash used for investing activities	—	(31,073)	(2,388)	—	(33,461)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(489)	—	—	(489)
Net cash used for financing activities	—	(489)	—	—	(489)
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(123,895)	65	—	(123,830)
Beginning balance	—	238,204	976	—	239,180
Ending balance	$—	$114,309	$1,041	$—	$115,350

Senior Notes and Senior Subordinated Notes.  All of NMG’s obligations under the Senior Notes and the Senior Subordinated Notes, as well as its obligations under the Asset-Based Revolving Credit Facility and the Senior Secured Term Loan Facility, are guaranteed by the Company and certain of NMG’s existing and future domestic subsidiaries (principally, Bergdorf Goodman, Inc. through which NMG conducts the operations of its Bergdorf Goodman stores and NM Nevada Trust which holds legal title to certain real property and intangible assets used by the Company in conducting its operations). The guarantees by the Company and each subsidiary guarantor are full and unconditional and joint and several.  Currently, NMG conducts no operations through subsidiaries that do not guarantee the Senior Notes or the Senior Subordinated Notes. Previously, the non-guarantor subsidiaries of NMG included an operating subsidiary domiciled in Canada providing support services to our Direct Marketing operation through January 2009.

Information with respect to non-guarantor subsidiaries with respect to the Senior Notes and Senior Subordinated Notes is as follows:

(in thousands)	October 31, 2009	August 1, 2009	November 1, 2008
Total assets	$—	$332	$1,133
Net assets	$—	$332	$1,117

	Thirteen weeks ended
(in thousands)	October 31, 2009	November 1, 2008
Revenues	$—	$—
Net earnings	32	100
Net cash (used for) provided by operating activities	(34)	202

ITEM 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended August 1, 2009.  Unless otherwise specified, the meanings of all defined terms in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) are consistent with the meanings of such terms as defined in the Notes to the Condensed Consolidated Financial Statements. This discussion contains forward-looking statements.  Please see “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions relating to our forward-looking statements.

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

Our fiscal year ends on the Saturday closest to July 31.  All references to the first quarter of fiscal year 2010 relate to the thirteen weeks ended October 31, 2009.  All references to the first quarter of fiscal year 2009 relate to the thirteen weeks ended November 1, 2008.

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

Our revenues can be affected by the following factors:

•                  general economic conditions and the prospects for a meaningful recovery in the near-term;

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise. These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold. We received vendor allowances of $10.1 million, or 1.2% of revenues, in the first quarter of fiscal year 2010 and $12.1 million, or 1.2% of revenues, in the first quarter of fiscal year 2009.  The amounts of vendor allowances we received did not have a significant impact on the year-over-year change in gross margin during the first quarter of fiscal years 2010 and 2009.

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

Advertising costs consist primarily of 1) print media costs for promotional materials mailed to our customers incurred by our Specialty Retail segment, 2) advertising costs incurred by our Direct Marketing operation related to the production, printing and distribution of our print catalogs and the production of the photographic content for our websites and 3) online marketing costs incurred by our Direct Marketing operation. We receive advertising allowances from certain of our merchandise vendors. Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media.  As a result, advertising allowances are recorded as a reduction of our advertising costs when earned. Advertising allowances aggregated approximately $15.4 million, or 1.8% of revenues, in the first quarter of fiscal year 2010 and $24.2 million, or 2.5% of revenues, in the first quarter of fiscal year 2009.  The decrease in advertising allowances in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009 was consistent with the decrease in gross advertising expenditures in the periods.

We also receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendor’s merchandise. These allowances are netted against the related compensation expense that we incur. Amounts received from vendors related to compensation programs were $15.5 million, or 1.8% of revenues, in the first quarter of fiscal year 2010 and $17.9 million, or 1.8% of revenues, in the first quarter of fiscal year 2009.

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

•                  changes in expenses incurred in connection with our advertising and marketing programs; and

•                  changes in expenses related to employee benefits due to general economic conditions such as rising health care costs.

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

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net revenues for the periods indicated.

	Thirteen weeks ended
	October 31, 2009	November 1, 2008

Revenues	100.0%	100.0%

Cost of goods sold including buying and occupancy costs (excluding depreciation)	61.5	62.7
Selling, general and administrative expenses (excluding depreciation)	25.2	24.6
Income from credit card program, net	(1.5)	(1.3)
Depreciation expense	4.1	3.9
Amortization of intangible assets	1.6	1.4
Amortization of favorable lease commitments	0.5	0.5
Operating earnings	8.6	8.3
Interest expense, net	6.8	5.9
Earnings before income taxes	1.8	2.4
Income tax expense	0.8	1.1
Net earnings	1.0%	1.3%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

	Thirteen weeks ended
(in millions, except sales per square foot)	October 31, 2009	November 1, 2008
REVENUES
Specialty Retail stores	$721.6	$827.1
Direct Marketing	147.3	158.7
Total	$868.9	$985.8

OPERATING EARNINGS
Specialty Retail stores	$87.2	$94.4
Direct Marketing	21.7	19.4
Corporate expenses	(15.8)	(14.2)
Amortization of intangible assets and favorable lease commitments	(18.3)	(18.0)
Total	$74.8	$81.6

OPERATING PROFIT MARGIN
Specialty Retail stores	12.1%	11.4%
Direct Marketing	14.7%	12.2%
Total	8.6%	8.3%

CHANGE IN COMPARABLE REVENUES (1)
Specialty Retail stores	(14.9)%	(15.8)%
Direct Marketing	(7.2)%	(7.0)%
Total	(13.7)%	(14.5)%

SALES PER SQUARE FOOT
Specialty Retail stores	$112	$133

STORE COUNT
Neiman Marcus and Bergdorf Goodman stores:
Open at beginning of period	42	41
Opened during the period	1	1
Open at end of period	43	42
Clearance centers:
Open at beginning of period	27	24
Opened during the period	1	1
Open at end of period	28	25

NON-GAAP FINANCIAL DATA EBITDA (2)	$128.9	$138.2

(1)        Comparable revenues include 1) revenues derived from our retail stores open for more than fifty two weeks, including stores that have been relocated or expanded and 2) revenues from our Direct Marketing operation.

(2)        For an explanation of EBITDA as a measure of our operating performance, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measure-EBITDA.”

First Quarter Fiscal Year 2010 Summary

We continue to experience a challenging economic and retail environment and expect these conditions will continue for an extended period of time.  Consistent with the significant declines in overall macroeconomic factors, capital markets and consumer confidence that existed during fiscal year 2009, customer demand has remained weak during the first quarter of fiscal year 2010.  The current softness in customer demand exists across all geographic areas, all distribution channels and all merchandise categories, particularly the apparel and home décor categories.  We believe affluent customers are continuing to react to the economic conditions mentioned above.  However, based on our experience in previous business cycles, we believe our customers’ buying levels will increase once the economic environment improves.

A summary of our operating results is as follows:

•                  Revenues—Our revenues in the first quarter of fiscal year 2010 were impacted by a lower level of customer demand.  As a result, our revenues for the first quarter of fiscal year 2010 were $868.9 million, a decrease of 11.9% as compared to the first quarter of fiscal year 2009 reflecting a decline in comparable revenues of 13.7%.  Comparable revenues decreased in fiscal year 2010 for both our Specialty Retail stores and Direct Marketing operation.

For Specialty Retail stores, our sales per square foot for the last twelve trailing months were $454 as of October 31, 2009 and $605 as of November 1, 2008.

•                  Cost of goods sold including buying and occupancy costs (excluding depreciation)—COGS represented 61.5% of revenues in the first quarter of fiscal year 2010 and 62.7% of revenues in the first quarter of fiscal year 2009.  This decrease in COGS was primarily due to 1) lower net markdowns and promotional activities resulting in higher product margins, offset by 2) the deleveraging of our fixed buying and occupancy costs on lower revenues.

•                  Inventories—During the first quarter of fiscal year 2010, we continued to maintain tight control of inventory and aligned our inventory purchases with sales expectations for the Fall season.  In response to the lower levels of customer demand we continue to experience, we reduced our purchases in the first quarter of fiscal year 2010 by 12.6% compared to the prior year.

At October 31, 2009, on-hand inventories totaled $863.7 million, a 20.3% decrease from the prior year fiscal period.  Inventories decreased by 22.5% on a comparable basis.

•                  Selling, general and administrative expenses (excluding depreciation)—Compared to the first quarter of fiscal year 2009, we reduced SG&A by $24.0 million in the first quarter of fiscal year 2010.  The lower levels of SG&A expenses primarily reflect 1) savings in variable costs, primarily commissions, on lower revenues and 2) savings realized as a result of our on-going initiatives to control our expenses.

Despite the decrease in SG&A incurred, SG&A deleveraged in the first quarter of fiscal year 2010.  SG&A represented 25.2% of revenues in the first quarter of fiscal year 2010 and 24.6% of revenues in the first quarter of fiscal year 2009.  The increases in SG&A as percentages of revenues are primarily due to 1) the deleveraging of certain benefits costs on the decreases in revenues and 2) higher incentive compensation requirements, offset by 3) lower payroll costs and 4) lower advertising and promotions costs incurred.

•                  Operating earnings—Total operating earnings in the first quarter of fiscal year 2010 were $74.8 million, or 8.6% of revenues.  Total operating earnings in the first quarter of fiscal year 2009 were $81.6 million, or 8.3% of revenues.  Operating earnings margin increased as a percentage of revenues, by 0.3% primarily due to:

•                  a decrease in COGS by 1.2% of revenues as a result of 1) lower net markdowns and lower promotional costs incurred, offset by 2) the deleveraging of our buying and occupancy expenses on lower revenues; offset by

•                  increases in both SG&A expenses by 0.6% of revenues and depreciation and amortization expense by 0.4% of revenues, primarily due to the deleveraging of these expenses on lower revenues.

•                  Liquidity—Cash provided by our operating activities was $39.8 million in the first quarter of fiscal year 2010 compared to cash used in our operating activities of $89.9 million in the first quarter of fiscal year 2009.  This change was primarily due to a lower net investment in on-hand inventories in the first quarter of fiscal year 2010 reflecting the closer alignment of purchases and inventories to customer demand.  In addition, we held cash balances of $319.2 million at October 31, 2009 compared to $115.4 million at November 1, 2008.  At October 31, 2009, we had no borrowings outstanding under our Asset-Based Revolving Credit Facility, $32.6 million of outstanding letters of credit and $507.4 million of unused borrowing availability.

Given the dislocation in the financial markets and the uncertainty as to when reasonable conditions would return, we elected to pay PIK Interest for the three quarterly interest periods ending October 14, 2009 and to make such interest payments with the issuance of additional Senior Notes at the PIK Interest rate of 9.75% instead of paying interest in cash.  As a result, the original principal amount of Senior Notes of $700.0 million increased by $17.1 million on April 14, 2009, $17.4 million on July 14, 2009 and $17.9 million on October 14, 2009.

For the quarterly period ending January 15, 2010, we have elected to pay cash interest.  Prior to the beginning of each eligible interest period in the future, we will evaluate whether to continue utilizing this PIK feature, taking into account market conditions and other relevant factors at that time. After October 15, 2010, we are required to make all interest payments on the Senior Notes entirely in cash.

•                  Outlook—We expect retail demand and revenues will remain weak for an extended period of time.  We will continue to maintain an appropriate alignment of our inventory levels and purchases with anticipated lower customer demand. Despite the anticipated continuation of current economic conditions, we believe the cash generated from our operations along with our available sources of financing will enable us to meet our cash obligations for the remainder of fiscal year 2010.

Thirteen Weeks Ended October 31, 2009 Compared to Thirteen Weeks Ended November 1, 2008

Revenues.  Our revenues for the first quarter of fiscal year 2010 of $868.9 million decreased $116.9 million, or 11.9%, from $985.8 million in the first quarter of fiscal year 2009.  The decrease in revenues was due to decreases in comparable revenues for both our Specialty Retail stores and Direct Marketing operation as a result of the current challenging economic environment and lower customer demand.

Comparable revenues for the thirteen weeks ended October 31, 2009 were $850.1 million compared to $984.8 million in the first quarter of fiscal year 2009, representing a decrease of 13.7%.  Comparable revenues decreased in the first quarter of fiscal year 2010 by 14.9% for Specialty Retail stores and 7.2% for Direct Marketing.  New stores generated revenues of $18.8 million in the first quarter of fiscal year 2010.

Internet revenues generated by Direct Marketing were $118.9 million for the first quarter of fiscal year 2010, a decrease of 1.8% compared to the prior year fiscal period.  In addition, catalog revenues decreased 24.6% compared to the prior year fiscal period as we continue to migrate toward on-line retailing in our Direct Marketing operation.

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for the first quarter of fiscal year 2010 were 61.5% of revenues compared to 62.7% of revenues for the first quarter of fiscal year 2009.

The decrease in COGS as a percentage of revenues in the first quarter of fiscal year 2010 was primarily due to:

•                  increased product margins generated by both our Specialty Retail stores and Direct Marketing operation of approximately 1.5% of revenues primarily due to lower net markdowns and sales promotions costs; offset by

•                  higher buying and occupancy costs of 0.3% of revenues primarily due to the deleveraging of rent and other fixed costs on the lower level of revenues generated.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses decreased by $24.0 million in the first quarter of fiscal year 2010 compared to the prior year fiscal period.  The decrease in SG&A expenses reflects 1) savings in variable costs, primarily commissions, on lower revenues and 2) savings realized as a result of our initiatives to control our expenses.

Despite a decrease in SG&A expenses, SG&A expenses as a percentage of revenues increased to 25.2% of revenues in the first quarter of fiscal year 2010 compared to 24.6% of revenues in the prior year fiscal period.  The net increase in SG&A expenses as a percentage of revenues in the first quarter of fiscal year 2010 of approximately 0.6% of revenues was primarily due to:

•                  the deleveraging of a portion of our SG&A expenses, primarily benefits, by approximately 0.4% of revenues;

•                  higher incentive compensation requirements by approximately 0.7% of revenues; and

•                  higher professional fees and other expenses aggregating $3.4 million, or 0.3% of revenues, incurred primarily in connection with our initiatives to control expenses, reduce our cost structure and realign certain operational functions; offset by

•                  a lower level of advertising and promotions costs incurred in the first quarter of fiscal year 2010 of approximately 0.2% of revenues, primarily due to a lower level of catalog spending by our Direct Marketing operation in connection with planned decreases in catalog circulation; and

•                  lower payroll costs of approximately 0.7% of revenues, primarily as a result of our reduced headcount.

Income from credit card program, net.  We earned HSBC Program Income of $13.1 million, or 1.5% of revenues, in the first quarter of fiscal year 2010 compared to $13.0 million, or 1.3% of revenues, in the first quarter of fiscal year 2009.

Depreciation expense.  Depreciation expense was $35.8 million, or 4.1% of revenues, in the first quarter of fiscal year 2010 compared to $38.6 million, or 3.9% of revenues, in the first quarter of fiscal year 2009.  The increase in depreciation expense as a percentage of revenues results primarily from the deleveraging of these costs on lower revenues.

Amortization expense.  Amortization of intangible assets (primarily customer lists and favorable lease commitments) aggregated $18.3 million, or 2.1% of revenues, in the first quarter of fiscal year 2010 compared to $18.0 million, or 1.9% of revenues, in the first quarter of fiscal year 2009.  The increase in amortization expense as a percentage of revenues results primarily from the deleveraging of these costs on lower revenues.

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

	Thirteen weeks ended
(in millions)	October 31, 2009	November 1, 2008
Specialty Retail stores	$87.2	$94.4
Direct Marketing	21.7	19.4
Amortization of intangible assets and favorable lease commitments	(18.3)	(18.0)
Corporate expenses	(15.8)	(14.2)
Total operating earnings	$74.8	$81.6

Operating earnings for our Specialty Retail stores segment were $87.2 million, or 12.1% of Specialty Retail stores revenues, for the first quarter of fiscal year 2010 compared to $94.4 million, or 11.4% of Specialty Retail stores revenues, for the prior year fiscal period.  The increase in operating margin as a percentage of revenues was primarily due to:

•                  lower net markdowns and promotional costs incurred; and

•                  a lower level of spending for advertising and promotion costs; offset by

•                  the deleveraging of fixed expenses on the lower level of revenues, net of savings realized as a result of our initiatives to control our expenses; and

•                  higher incentive compensation requirements.

Operating earnings for Direct Marketing were $21.7 million, or 14.7% of Direct Marketing revenues, in the first quarter of fiscal year 2010 compared to $19.4 million, or 12.2% of Direct Marketing revenues, for the prior year fiscal period.  The increase in operating margin as a percentage of revenues for Direct Marketing was primarily the result of:

•                  lower net markdowns and promotional costs incurred;

•                  a lower level of spending for advertising and promotion costs; and

•                  favorable payroll and related costs primarily due to our initiatives to control expenses; offset by

•                  higher incentive compensation requirements.

Interest expense, net.  Net interest expense was $59.4 million, or 6.8% of revenues, in the first quarter of fiscal year 2010 and $57.8 million, or 5.9% of revenues, for the prior year fiscal period.  The net increase in interest expense is primarily due to 1) incremental PIK interest on the Senior Notes and 2) lower interest income, offset by 3) the decrease in interest rates on our variable-rate indebtedness.  The significant components of interest expense are as follows:

	Thirteen weeks ended
(in thousands)	October 31, 2009	November 1, 2008

Senior Secured Term Loan Facility	$20,786	$23,930
2028 Debentures	2,227	2,227
Senior Notes	17,525	15,750
Senior Subordinated Notes	12,826	12,969
Amortization of debt issue costs	4,661	3,554
Other	1,738	825
Total interest expense	59,763	59,255
Less:
Interest income	177	1,104
Capitalized interest	221	306
Interest expense, net	$59,365	$57,845

Income tax expense.  Our effective income tax rate for the first quarter of fiscal year 2010 was 45.0% compared to 45.7% for the first quarter of fiscal year 2009.  Our effective tax rates for the first quarter of fiscal years 2010 and 2009 were unfavorably impacted by a lower level of projected earnings for fiscal years 2010 and 2009.

The IRS is examining our federal tax return for fiscal year 2007.  We believe our recorded tax liabilities as of October 31, 2009 are sufficient to cover any potential assessments to be made by the IRS upon the completion of their examination. We will continue to monitor the progress of the IRS examination and review our recorded tax liabilities for potential audit assessments.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2005.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next 12 months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our consolidated financial statements.

Non-GAAP Financial Measure — EBITDA

We present the non-GAAP financial performance measure of EBITDA because we use this measure to monitor and evaluate the performance of our business and believe the presentation of this measure will enhance investors’ ability to analyze trends in our business, evaluate our performance relative to other companies in our industry and evaluate our ability to service our debt.  In addition, we use performance targets based on EBITDA as a component of the measurement of incentive compensation.

EBITDA is not a presentation made in accordance with GAAP and our computation of EBITDA may vary from others in our industry.  In addition, EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the indentures governing NMG’s senior secured Asset-Based Revolving Credit Facility, Senior Secured Term Loan Facility, Senior Notes and Senior Subordinated Notes.  EBITDA should not be considered as an alternative to operating earnings or net earnings as a measure of operating performance.  In addition, EBITDA is not presented as and should not be considered as an alternative to cash flows as a measure of liquidity.  EBITDA has important limitations as a analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.  For example, EBITDA:

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

•                  excludes tax payments that represent a reduction in available cash; and

•                  does not reflect any cash requirements for assets being depreciated and amortized that may have to be replaced in the future.

The following table reconciles earnings as reflected in our condensed consolidated statements of operations prepared in accordance with GAAP to EBITDA:

	Thirteen weeks ended
(dollars in millions)	October 31, 2009	November 1, 2008

Net earnings	$8.5	$12.9
Income tax expense	6.9	10.9
Interest expense, net	59.4	57.8
Depreciation expense	35.8	38.6
Amortization of intangible assets and favorable lease commitments	18.3	18.0
EBITDA	$128.9	$138.2
EBITDA as a percentage of revenues	14.8%	14.0%

Inflation and Deflation and Foreign Currency Exchange Rates

We believe changes in revenues and net earnings that have resulted from inflation or deflation have not been material during the periods presented. In recent years, we have experienced certain inflationary conditions related to 1) increases in product costs primarily due to changes in foreign currency exchange rates that have reduced the purchasing power of the U.S. dollar and 2) increases in SG&A. We purchase a substantial portion of our inventory from foreign suppliers whose costs are affected by the fluctuation of their local currency against the dollar or who price their merchandise in currencies other than the dollar. Fluctuations in the Euro-U.S. dollar exchange rate affect us most significantly; however, we source goods from numerous countries and thus are affected by changes in numerous currencies and, generally, by fluctuations in the U.S. dollar relative to such currencies. Accordingly, changes in the value of the dollar relative to foreign currencies may increase the retail prices of goods offered for sale and/or increase our cost of goods sold. If our customers reduce their levels of spending in response to increases in retail prices and/or we are unable to pass such cost increases to our customers, our revenues, gross margins, and ultimately our earnings, could decrease. Foreign currency fluctuations could have a material adverse effect on our business, financial condition and results of operations in the future. We attempt to offset the effects of inflation through price increases and control of expenses, although our ability to increase prices may be limited by customer resistance and competitive factors. We attempt to offset the effects of merchandise deflation, which has occurred on a limited basis in recent years, through control of expenses. There is no assurance, however, that inflation or deflation will not materially affect our operations in the future.

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

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of inventories.  We have typically financed the increases in working capital needs during the first and second fiscal quarters with available cash balances, cash flows from operations and, if necessary, with cash provided from borrowings under our credit facilities.  We have made no borrowings under our Asset-Based Revolving Credit Facility during the first quarters of either fiscal year 2010 or 2009.

We believe that operating cash flows, available vendor financing and amounts available pursuant to our senior secured Asset-Based Revolving Credit Facility, will be sufficient to fund our operations, anticipated capital expenditure requirements, debt service obligations, contractual obligations and commitments and Pension Plan funding requirements through the remainder of fiscal year 2010.

At October 31, 2009, cash and cash equivalents were $319.2 million compared to $115.4 million at November 1, 2008. Net cash provided by our operating activities was $39.8 million in the first quarter of fiscal year 2010 compared to net cash used in our operating activities of $89.9 million in the first quarter of fiscal year 2009.  This change was primarily due to a lower net investment in on-hand inventories in the first quarter of fiscal year 2010 reflecting the closer alignment of purchases and inventories to customer demand.

Net cash used for investing activities, representing capital expenditures, was $17.3 million in the first quarter of fiscal year 2010 and $33.5 million in the first quarter of fiscal year 2009.  We incurred capital expenditures in the first quarter of fiscal year 2010 related to the construction of our new store in Bellevue (suburban Seattle).  We incurred significant capital expenditures in the first quarter of fiscal year 2009 related to the construction of new stores in Topanga (the greater Los Angeles area) and Bellevue. We opened our Topanga store in September 2008 and our Bellevue store in September 2009.  In light of current economic conditions and delays in certain real estate projects, we have reduced our current and near-term construction commitments and currently project gross capital expenditures for fiscal year 2010 to be approximately $70 to $80 million.  Net of developer contributions, capital expenditures for fiscal year 2010 are projected to be approximately $55 to $65 million.

Net cash used for financing activities was $26.8 million in the first quarter of fiscal year 2010 as compared to $0.5 million in the first quarter of fiscal year 2009.  In the first quarter of fiscal year 2010, pursuant to the terms of our Senior Secured Term Loan Facility, we prepaid $26.6 million of outstanding borrowings under that facility from excess cash flow that we generated in fiscal year 2009.

Financing Structure at October 31, 2009

Our major sources of funds are comprised of vendor financing, a $600.0 million Asset-Based Revolving Credit Facility, $1,598.4 million Senior Secured Term Loan Facility, $752.4 million Senior Notes, $500.0 million Senior Subordinated Notes, $125.0 million 2028 Debentures and operating leases.

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

The Asset-Based Revolving Credit Facility provides committed financing of up to $600.0 million, subject to a borrowing base.  The Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice.  The borrowing base for the Asset-Based Revolving Credit Facility is equal to at any time the sum of (a) the lesser of (i) 80% of eligible inventory (valued at the lower of cost or market value) and (ii) 85% of the net orderly liquidation value of eligible inventory, and (b) 85% of the amounts owed by credit card processors in respect of eligible credit card accounts constituting proceeds arising from the sale or disposition of inventory, less certain reserves.   Through April 30, 2011 NMG is required to maintain excess availability under the terms of the Asset-Based Revolving Credit Facility of at least the greater of (a) 10% of the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base and (b) $50 million.  After April 30, 2011, if at any time, excess availability is less than the greater of (a) 15% of the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base and (b) $60 million, NMG will be required to maintain a pro forma ratio of consolidated EBITDA to consolidated Fixed Charges (as such terms are defined in the credit agreement) of at least 1.1 to 1.0.  On October 31, 2009, NMG had no borrowings outstanding under this facility, $32.6 million of outstanding letters of credit and $507.4 million of unused borrowing availability.

See Note 3 of our Notes to Condensed Consolidated Financial Statements in Item 1 and our Annual Report on Form 10-K for the fiscal year ended August 1, 2009 for a further description of the terms of the Asset-Based Revolving Credit Facility.

Senior Secured Term Loan Facility.  In October 2005, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility.  At October 31, 2009, the outstanding balance under the Senior Secured Term Loan Facility was $1,598.4 million.  The principal amount of the loans outstanding is due and payable in full on April 6, 2013.

At October 31, 2009, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 2.29% at October 31, 2009.  The applicable margin is subject to adjustment based on contractually defined debt coverage ratios.  At October 31, 2009, the applicable margin with respect to base rate borrowings was 1.00% and the applicable margin with respect to LIBOR borrowings was 2.00%.

See Note 3 of our Notes to Condensed Consolidated Financial Statements in Item 1 and our Annual Report on Form 10-K for the fiscal year ended August 1, 2009 for a further description of the terms of the Senior Secured Term Loan Facility.

2028 Debentures.  In May 1998, NMG issued $125.0 million aggregate principal amount of its 7.125% 2028 Debentures.  NMG’s 2028 Debentures mature on June 1, 2028.

See Note 3 of our Notes to Condensed Consolidated Financial Statements in Item 1 and our Annual Report on Form 10-K for the fiscal year ended August 1, 2009 for a further description of the terms of the 2028 Debentures.

Senior Notes.  NMG has $752.4 million aggregate principal amount of 9.0% / 9.75% Senior Notes under a senior indenture (Senior Indenture).  NMG’s Senior Notes mature on October 15, 2015.  We negotiated for the right to include the PIK feature in our Senior Notes because of our belief that this feature could be a useful tool to enhance liquidity under appropriate circumstances. In the second quarter of fiscal year 2009, given the dislocation in the financial markets and the uncertainty as to when reasonable conditions would return, we believed that it was appropriate to utilize this feature, even though we had unused borrowing capacity under our $600.0 million revolving credit facility. Accordingly, we elected to pay PIK Interest for the three quarterly interest periods ending on October 14, 2009 and to make such interest payments with the issuance of additional Senior Notes at the PIK Interest rate of 9.75% instead of paying interest in cash.  As a result, the original principal amount of Senior Notes of $700.0 million increased by $17.1 million on April 14, 2009, $17.4 million on July 14, 2009 and $17.9 million on October 14, 2009.

For the quarterly period ending on January 15, 2010, we have elected to pay cash interest.  Prior to the beginning of each eligible interest period in the future, we will evaluate whether to continue utilizing this PIK feature, taking into account market conditions and other relevant factors at that time. After October 15, 2010, we are required to make all interest payments on the Senior Notes entirely in cash.

See Note 3 of our Notes to Condensed Consolidated Financial Statements in Item 1 and our Annual Report on Form 10-K for the fiscal year ended August 1, 2009 for a further description of the terms of the Senior Notes.

Senior Subordinated Notes.  NMG has $500.0 million aggregate principal amount of 10.375% Senior Subordinated Notes under a senior subordinated indenture (Senior Subordinated Indenture).  NMG’s Senior Subordinated Notes mature on October 15, 2015.

See Note 3 of our Notes to Condensed Consolidated Financial Statements in Item 1 and our Annual Report on Form 10-K for the fiscal year ended August 1, 2009 for a further description of the terms of the Senior Subordinated Notes.

Interest Rate Swaps.  In connection with the Acquisition, we obtained $2,575.0 million of floating rate debt agreements, of which $2,125.0 million was outstanding at the Acquisition date and $1,598.4 million is outstanding at October 31, 2009.  Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  These swap agreements hedge a portion of our contractual floating rate interest commitments through the expiration of the agreements in December 2010.  As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.850% to 6.983% per quarter through 2010 and result in an average fixed rate of 6.914%.

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

•                  the ability to refinance our indebtedness under our senior secured credit facilities and the effects of any refinancing;

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

See Note 1 of the Notes to Condensed Consolidated Financial Statements in Item 1 for a summary of our critical accounting policies.  A complete description of our critical accounting policies is included in our Annual Report to Shareholders on Form 10-K for the fiscal year ended August 1, 2009.

Recent Accounting Pronouncements.  In December 2007, the FASB issued guidance that addresses the recognition and accounting for identifiable assets acquired, liabilities assumed and non-controlling interests in business combinations.  In addition, this guidance changes the accounting treatment for certain acquisition-related items, including requirements to expense acquisition-related costs as incurred, expense restructuring costs associated with an acquired business and recognize post-acquisition changes in tax uncertainties associated with a business combination as a component of tax expense.  These rules are to be applied prospectively to business combinations for which the acquisition date is on or after December 15, 2008.  Generally, the effect of this guidance will depend on future acquisitions.  However, the accounting for the resolution of any tax uncertainties remaining as of October 31, 2009 related to the Acquisition will be subject to the provisions of this guidance.  As to the future resolution of these tax uncertainties, we do not believe these requirements will have a material impact on our future financial statements.

In February 2008, the FASB issued guidance that delays the effective date of fair value disclosures required for all nonfinancial assets, such as intangible assets and goodwill, and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  We implemented this guidance in the preparation of our condensed consolidated financial statements for the quarter ended October 31, 2009, however, no additional disclosures were required.

In December 2008, the FASB issued guidance related to an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  This guidance is effective for fiscal years ending after December 15, 2009, or our fiscal year ending July 31, 2010.  We have not yet evaluated the impact of adopting the disclosure requirements on our consolidated financial statements for our fiscal year ending July 31, 2010.

In April 2009, the FASB issued guidance requiring additional disclosures in interim financial statements regarding determining and reporting fair values for certain assets and liabilities.  We adopted this guidance in the first quarter of fiscal year 2010 related to the fair value of our debt instruments.

In June 2009, the FASB issued guidance that establishes the Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles.  This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009, or our first quarter of fiscal year 2010 ending October 31, 2009.  The adoption of this guidance did not have an impact on our consolidated financial statements.

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

In connection with the Acquisition, NMG obtained $2,575.0 million of floating rate debt agreements, of which $2,125.0 million was outstanding at the Acquisition date and $1,598.4 million is outstanding under its Senior Secured Term Loan Facility at October 31, 2009.  In addition, as of October 31, 2009, NMG had no borrowings outstanding under its Asset-Based

Revolving Credit Facility.  Future borrowings under NMG’s Asset-Based Revolving Facility, to the extent of outstanding borrowings, would be affected by interest rate changes.

Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  These swap agreements hedge a portion of our contractual floating rate interest commitments through the expiration of the agreements in December 2010.  As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.850% to 6.983% per quarter through 2010 and result in an average fixed rate of 6.914%.  A 1% increase in the rates relating to the portion of our floating rate date that is not hedged would increase annual interest expense by approximately $6.0 million.

The effects of changes in the U.S. equity and bond markets serve to increase or decrease the value of pension plan assets, resulting in increased or decreased cash funding by the Company. The Company seeks to manage exposure to adverse equity and bond returns by maintaining diversified investment portfolios and utilizing professional investment managers.

ITEM 4.  CONTROLS AND PROCEDURES

a.  Disclosure Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of October 31, 2009, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the design and operating effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b.  Changes in Internal Control over Financial Reporting.

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. No change occurred in our internal controls over financial reporting during the quarter ended October 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We are highly leveraged.  As of October 31, 2009, the principal amount of NMG’s total indebtedness was approximately $2,976.3 million, the unused borrowing availability under the $600.0 million Asset-Based Revolving Credit Facility was $507.4 million and the outstanding letters of credit were $32.6 million.  NMG’s substantial indebtedness, combined with its lease and other financial obligations and contractual commitments, could have other important consequences. For example, it could:

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

In addition, NMG’s interest expense could increase if interest rates increase because the entire amount of the indebtedness under the senior secured credit facilities bears interest at floating rates.  As of October 31, 2009, NMG had approximately $1,598.4 million principal amount of floating rate debt, consisting of outstanding borrowings under the Senior Secured Term Loan Facility.  In addition, NMG has an Asset-Based Revolving Credit Facility that provides committed financing of up to $600.0 million, subject to a borrowing base.  As of October 31, 2009, NMG had no borrowings outstanding under this facility, $32.6 million of outstanding letters of credit and $507.4 million of unused borrowing availability.  Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.

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

Based upon our expansion strategy, we expect that planned new stores will add over 189,000 square feet of new store space over approximately the next four fiscal years, representing an increase of approximately 3% above the current aggregate square footage of our full-line Neiman Marcus and Bergdorf Goodman stores.  New store openings involve certain risks, including constructing, furnishing and supplying a store in a timely and cost effective manner, accurately assessing the demographic or retail environment at a given location, hiring and training quality staff, obtaining necessary permits and zoning approvals, obtaining commitments from a core group of vendors to supply the new store, integrating the new store into our distribution network and building customer awareness and loyalty. In undertaking store remodels, we must complete the remodel in a timely, cost effective manner, minimize disruptions to our existing operations, and succeed in creating an improved shopping environment. If we fail to execute on these or other aspects of our store expansion and remodeling strategy, we could suffer harm to our sales, an increase in costs and expenses and an adverse effect on our business.

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

Inflation, including price changes resulting from foreign exchange rate exchanges, may adversely affect our business operations in the future.

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

We have entered into various amendments to the Program Agreement with HSBC since its inception. These amendments, among other things, provide for 1) the allocation between HSBC and NMG of additional income, if any, to be generated from the credit card program as a result of certain changes made to the terms of credit extended to our customers and 2) the allocation of certain credit card losses between HSBC and NMG.  We may enter into additional amendments to the Program Agreement prior to its maturity in July 2010 to alter the allocation of both credit card losses and income in response to current economic conditions and other factors.

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

We purchase a substantial portion of our inventory from foreign suppliers whose costs are affected by the fluctuation of their local currency against the dollar or who price their merchandise in currencies other than the dollar. Fluctuations in the Euro-U.S. dollar exchange rate affect us most significantly; however, we source goods from numerous countries and thus are affected by changes in numerous currencies and, generally, by fluctuations in the U.S. dollar relative to such currencies.  Accordingly, changes in the value of the dollar relative to foreign currencies may increase the retail prices of goods offered for sale and/or increase our cost of goods sold.  If our customers reduce their levels of spending in response to increases in retail prices and/or we are unable to pass such cost increases to our customers, our revenues, gross margins, and ultimately our earnings, could decrease. Foreign currency fluctuations could have a material adverse effect on our business, financial condition and results of operations in the future.

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

4.1

Indenture, dated as of May 27, 1998, between The Neiman Marcus Group, Inc. and The Bank of New York, as trustee, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

4.2	Form of 7.125% Senior Notes Due 2028, dated May 27, 1998, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

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

10.1*

Employment Agreement dated as of October 6, 2005 by and among The Neiman Marcus Group, Inc., Newton Acquisition Merger Sub, Inc., Newton Acquisition, Inc., and Burton M. Tansky, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

10.2*

First Amendment to Employment Agreement by and between The Neiman Marcus Group, Inc., a Delaware corporation, Neiman Marcus, Inc., a Delaware corporation, and Burton M. Tansky effective December 21, 2007, incorporated herein by reference to the Neiman Marcus, Inc.’s Current Report on Form 8-K dated December 21, 2007.

10.3*

Second Amendment to Employment Agreement by and between The Neiman Marcus Group, Inc., a Delaware corporation, Neiman Marcus, Inc., a Delaware corporation, and Burton M. Tansky effective January 1, 2009, incorporated herein by reference to Neiman Marcus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.4*

Rollover Agreement dated as of October 4, 2005 by and among The Neiman Marcus Group, Inc., Newton Acquisition, Inc., and Burton M. Tansky, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

10.5*

Amendment to Letter Agreement effective as of January 1, 2009 by and between Neiman Marcus, Inc., a Delaware corporation, and Burton M. Tansky, incorporated herein by reference to Neiman Marcus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.6*

Form of Rollover Agreement by and among The Neiman Marcus Group, Inc., Newton Acquisition, Inc., and certain members of management, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

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

10.8

Credit Agreement dated as of October 6, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc., The Neiman Marcus Group, Inc., the Subsidiary Guarantors, Credit Suisse, as administrative agent and collateral agent, Credit Suisse and Deutsche Bank Securities Inc. as joint lead arrangers, Banc of America Securities LLC and Goldman Sachs Credit Partners L.P. as co-arrangers, Credit Suisse, Deutsche Bank Securities Inc., Banc of America Securities LLC and Goldman Sachs Credit Partners L.P. as joint bookrunners, Deutsche Bank Securities Inc., Banc of America Securities LLC and Goldman Sachs Credit Partners L.P. as co-syndication agents and the lenders thereunder, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009. (2)

10.9

Amended and Restated Pledge and Security Agreement dated as of July 15, 2009 by and among The Neiman Marcus Group, Inc., the Company, subsidiaries named therein and Bank of America, N.A., as administrative agent and co-collateral agent, incorporated herein by reference to Neiman Marcus, Inc.’s Current Report on Form 8-K dated July 16, 2009.

10.10

Substitution of Agent and Joinder Agreement, dated as of July 15, 2009, among Deutsche Bank Trust Company Americas, Credit Suisse and Bank of America, N.A., incorporated herein by reference to Neiman Marcus, Inc.’s Current Report on Form 8-K dated July 16, 2009.

10.11

Pledge and Security and Intercreditor Agreement dated as of October 6, 2005, among Newton Acquisition Merger Sub, Inc., The Neiman Marcus Group, Inc., Newton Acquisition, Inc., the Subsidiary Guarantors and Credit Suisse, as administrative agent and collateral agent, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

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

10.19*

Amendment to the Newton Acquisition, Inc. Management Equity Incentive Plan effective as of January 1, 2009, incorporated herein by reference to Neiman Marcus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.20*

Stock Option Grant Agreement made as of November 29, 2005 between Newton Acquisition, Inc. and Burton M. Tansky, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated December 5, 2005.

10.21*

Amendment to the Stock Option Grant Agreement effective as of January 1, 2009 by and between Neiman Marcus, Inc., a Delaware corporation, and Burton M. Tansky, incorporated herein by reference to Neiman Marcus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

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

10.27

Management Services Agreement, dated as of October 6, 2005 among Newton Acquisition Merger Sub, Inc., Newton Acquisition, Inc., TPG GenPar IV, L.P., TPG GenPar III, L.P. and Warburg Pincus LLC, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2006.

10.28

Registration Rights Agreement, dated as of October 6, 2005, among Newton Acquisition Merger Sub, Inc., Newton Acquisition, Inc., Newton Holding, LLC and the “Holders” identified therein as parties thereto, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2006.

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

10.30

Credit Card Program Agreement, dated as of June 8, 2005, by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., HSBC Bank Nevada, N.A. and Household Corporation, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009. (2)

10.31

Servicing Agreement by and between The Neiman Marcus Group, Inc. and HSBC Bank Nevada, N.A., incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009. (2)

10.32*

Confidentiality, Non-Competition and Termination Benefits Agreement by and between Bergdorf Goodman, Inc., a New York corporation and a wholly owned subsidiary of The Neiman Marcus Group, Inc., and James J. Gold dated May 3, 2004, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

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

10.46

First Amendment to Credit Card Program Agreement dated as of April 30, 2006 by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., HSBC Bank Nevada, N.A., and Household Corporation, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009. (2)

10.47

Second Amendment to Credit Card Program Agreement dated as of June 28, 2006 by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., HSBC Bank Nevada, N.A. and Household Corporation, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009. (2)

10.48

Third Amendment to Credit Card Program Agreement dated as of August 1, 2006 by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., HSBC Bank Nevada, N.A., and Household Corporation, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009. (2)

10.49

Fourth Amendment to Credit Card Program Agreement dated as of April 3, 2007 by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., HSBC Bank Nevada, N.A., and HSBC Private Label Corporation, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009. (2)

10.50

Fifth Amendment to Credit Card Program Agreement dated as of March 13, 2007 by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., HSBC Bank Nevada, N.A., and HSBC Private Label Corporation, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

10.51

Sixth Amendment to Credit Card Program Agreement dated as of July 17, 2007 by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., HSBC Bank Nevada, N.A., and HSBC Private Label Corporation, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009. (2)

10.52

Seventh Amendment to Credit Card Program Agreement dated April 21, 2008 by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, HSBC Private Label Corporation, and HSBC Bank Nevada, N.A., incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009. (2)

10.53

Eighth Amendment to Credit Card Program Agreement dated as of October 17, 2008 by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., HSBC Bank Nevada, N.A., and HSBC Private Label Corporation, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009. (2)

10.54

Ninth Amendment to Credit Card Program Agreement dated as of December 3, 2008 by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., HSBC Bank Nevada, N.A., and HSBC Private Label Corporation, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009. (2)

10.55

Form of First Amendment to Second Priority Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement from The Neiman Marcus Group, Inc. to Bank of America, N.A., incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

10.56*	Second Amendment to the Neiman Marcus, Inc. Management Equity Incentive Plan effective as of November 16, 2009. (1)

10.57*	Form of Amended and Restated Stock Option Agreement between the Company and certain eligible key employees. (1)

10.58*	Form of Second Amended and Restated Stock Option Grant Agreement between the Company and certain eligible key employees. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.

(2)	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

*	Current management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NEIMAN MARCUS, INC.

(Registrant)

Signature	Title	Date

/s/ T. Dale Stapleton	Vice President and Controller	December 8, 2009
T. Dale Stapleton	and Duly Authorized Officer
(principal accounting officer)