Form 10-Q
period 2010-01-30
Neiman Marcus, Inc.
filed 2010-03-09
CIK 1358651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 30, 2010

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

There were 1,013,082 shares of the registrant’s common stock, par value $.01 per share, outstanding at January 30, 2010.

NEIMAN MARCUS, INC.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except shares)	January 30, 2010	August 1, 2009	January 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$500,661	$323,425	$223,184
Merchandise inventories	732,289	755,034	840,331
Deferred income taxes	19,136	19,136	32,659
Other current assets	77,614	123,932	137,324
Total current assets	1,329,700	1,221,527	1,233,498

Property and equipment, net	947,371	992,715	1,031,285
Goodwill and intangible assets, net	3,242,317	3,278,947	3,473,205
Other assets	80,463	87,837	71,062
Total assets	$5,599,851	$5,581,026	$5,809,050

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$190,049	$233,990	$195,629
Accrued liabilities	370,275	302,886	365,409
Other current liabilities	45,479	26,617	—
Total current liabilities	605,803	563,493	561,038

Long-term liabilities:
Long-term debt	2,972,222	2,954,221	2,946,199
Deferred income taxes	684,185	697,810	750,027
Deferred real estate credits	98,493	96,420	90,188
Other long-term liabilities	296,287	350,247	368,019
Total long-term liabilities	4,051,187	4,098,698	4,154,433

Common stock (par value $0.01 per share, 5,000,000 shares authorized and 1,013,082 shares issued and outstanding at January 30, 2010, August 1, 2009 and January 31, 2009)	10	10	10
Additional paid-in capital	1,428,513	1,424,258	1,421,253
Accumulated other comprehensive loss	(97,301)	(104,587)	(98,506)
Retained deficit	(388,361)	(400,846)	(229,178)
Total shareholders’ equity	942,861	918,835	1,093,579
Total liabilities and shareholders’ equity	$5,599,851	$5,581,026	$5,809,050

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Thirteen weeks ended
(in thousands)	January 30, 2010	January 31, 2009

Revenues	$1,102,361	$1,079,379
Cost of goods sold including buying and occupancy costs (excluding depreciation)	761,485	821,403
Selling, general and administrative expenses (excluding depreciation)	237,581	243,580
Income from credit card program, net	(16,572)	(10,187)
Depreciation expense	34,422	39,112
Amortization of intangible assets	13,845	13,568
Amortization of favorable lease commitments	4,469	4,469
Impairment charges	—	560,159

Operating earnings (loss)	67,131	(592,725)

Interest expense, net	59,004	58,581

Earnings (loss) before income taxes	8,127	(651,306)

Income tax expense (benefit)	4,163	(142,050)

Net earnings (loss)	$3,964	$(509,256)

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Twenty-Six weeks ended
(in thousands)	January 30, 2010	January 31, 2009

Revenues	$1,971,261	$2,065,166
Cost of goods sold including buying and occupancy costs (excluding depreciation)	1,295,709	1,439,146
Selling, general and administrative expenses (excluding depreciation)	456,397	486,408
Income from credit card program, net	(29,659)	(23,187)
Depreciation expense	70,205	77,711
Amortization of intangible assets	27,691	27,135
Amortization of favorable lease commitments	8,939	8,939
Impairment charges	—	560,159

Operating earnings (loss)	141,979	(511,145)

Interest expense, net	118,369	116,426

Earnings (loss) before income taxes	23,610	(627,571)

Income tax expense (benefit)	11,125	(131,193)

Net earnings (loss)	$12,485	$(496,378)

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Twenty-Six weeks ended
(in thousands)	January 30, 2010	January 31, 2009

CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$12,485	$(496,378)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	115,922	120,894
Paid-in-kind interest	14,362	—
Impairment charges	—	560,159
Deferred income taxes	(18,318)	(122,158)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	2,568	8,457
	127,019	70,974
Changes in operating assets and liabilities:
Merchandise inventories	22,745	137,713
Other current assets	46,318	(64)
Other assets	3,330	(3,415)
Accounts payable and accrued liabilities	27,785	(164,007)
Deferred real estate credits	5,184	8,580
Net cash provided by operating activities	232,381	49,781
CASH FLOWS — INVESTING ACTIVITIES
Capital expenditures	(28,382)	(64,544)
Net cash used for investing activities	(28,382)	(64,544)
CASH FLOWS — FINANCING ACTIVITIES
Repayment of borrowings under senior term loan facility	(26,617)	—
Repayment of borrowings	(146)	(1,233)
Net cash used for financing activities	(26,763)	(1,233)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	177,236	(15,996)
Beginning balance	323,425	239,180
Ending balance	$500,661	$223,184

Supplemental Schedule of Cash Flow Information

Cash paid (received) during the period for:
Interest	$90,634	$111,129
Income taxes	$(13,355)	$3,206

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

The specialty retail industry is seasonal in nature, with a higher level of sales typically generated in the fall and holiday selling seasons.  Due to seasonal and other factors, the results of operations for the second quarter of fiscal year 2010 are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

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

Our fiscal year ends on the Saturday closest to July 31.  All references to the second quarter of fiscal year 2010 relate to the thirteen weeks ended January 30, 2010.  All references to the second quarter of fiscal year 2009 relate to the thirteen weeks ended January 31, 2009.  All references to year-to-date fiscal 2010 relate to the twenty-six weeks ended January 30, 2010.  All references to year-to-date fiscal 2009 relate to the twenty-six weeks ended January 31, 2009.

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

At January 30, 2010, August 1, 2009 and January 31, 2009, the fair values of cash and cash equivalents, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments.  See Notes 3 and 4 to the condensed consolidated financial statements for the estimated fair values of our debt instruments, interest rate swap and interest rate cap financial instruments subject to fair value disclosures.

Recent Accounting Pronouncements.  In December 2007, the FASB issued guidance that addresses the recognition and accounting for identifiable assets acquired, liabilities assumed and non-controlling interests in business combinations.  In addition, this guidance changes the accounting treatment for certain acquisition-related items, including requirements to expense acquisition-related costs as incurred, expense restructuring costs associated with an acquired business and recognize post-acquisition changes in tax uncertainties associated with a business combination as a component of tax expense.  These rules are to be applied prospectively to business combinations for which the acquisition date is on or after December 15, 2008.  Generally, the effect of this guidance will depend on future acquisitions.  However, the accounting for the resolution of any tax uncertainties remaining as of January 30, 2010 related to the Acquisition will be subject to the provisions of this guidance.  As to the future resolution of these tax uncertainties, we do not believe these requirements will have a material impact on our future financial statements.

In February 2008, the FASB issued guidance that delays the effective date of fair value disclosures required for all nonfinancial assets, such as intangible assets and goodwill, and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  We implemented this guidance in the preparation of our condensed consolidated financial statements for the first quarter of fiscal year 2010, however, no additional disclosures were required.

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

2.              Goodwill and Intangible Assets, Net

(in thousands)	January 30, 2010	August 1, 2009	January 31, 2009

Goodwill	$1,263,433	$1,263,433	$1,320,099
Tradenames	1,234,735	1,235,290	1,336,808
Customer lists, net	341,524	368,660	395,796
Favorable lease commitments, net	402,625	411,564	420,502
Goodwill and intangible assets, net	$3,242,317	$3,278,947	$3,473,205

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

Impairment of Long-Lived Assets.  We assess the recoverability of indefinite-lived assets and goodwill in the fourth quarter of each year and upon the occurrence of certain events.  In connection with the preparation of our condensed consolidated financial statements for the second quarter of fiscal year 2009, we concluded that it was appropriate to test our long-lived assets for recoverability in light of the significant declines in the domestic and global financial markets during the first and second quarters of fiscal year 2009. Utilizing our then-current operating forecasts to estimate the fair values of our Neiman Marcus stores, Bergdorf Goodman stores and Direct Marketing operation, we determined certain of our property and equipment, tradenames and goodwill to be impaired and recorded impairment charges in the second quarter of fiscal year 2009 aggregating $560.1 million.

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

Total impairment charges recorded in fiscal year 2009 were as follows:

(in thousands)	Specialty Retail stores	Direct Marketing	Total

Property and equipment	$30,348	$—	$30,348
Tradenames	311,835	31,374	343,209
Goodwill	329,709	—	329,709
	$671,892	$31,374	$703,266

3.              Long-term Debt

The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	January 30, 2010	August 1, 2009	January 31, 2009

Senior Secured Term Loan Facility	variable	$1,598,383	$1,625,000	$1,625,000
2028 Debentures	7.125%	121,394	121,297	121,199
Senior Notes	9.0%/9.75%	752,445	734,541	700,000
Senior Subordinated Notes	10.375%	500,000	500,000	500,000
Total debt		2,972,222	2,980,838	2,946,199
Less: current portion of Senior Secured Term Loan Facility		—	(26,617)	—
Long-term debt		$2,972,222	$2,954,221	$2,946,199

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

The Asset-Based Revolving Credit Facility provides committed financing of up to $600.0 million, subject to a borrowing base.  The Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice.  The borrowing base for the Asset-Based Revolving Credit Facility is equal to at any time the sum of (a) the lesser of (i) 80% of eligible inventory (valued at the lower of cost or market value) and (ii) 85% of the net orderly liquidation value of eligible inventory, and (b) 85% of the amounts owed by credit card processors in respect of eligible credit card accounts constituting proceeds arising from the sale or disposition of inventory, less certain reserves.  Through April 30, 2011, NMG is required to maintain excess availability under the terms of the Asset-Based Revolving Credit Facility of at least the greater of (a) 10% of the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base and (b) $50 million.  After April 30, 2011, if at any time, excess availability is less than the greater of (a) 15% of the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base and (b) $60 million, NMG will be required to maintain a pro forma ratio of consolidated EBITDA to consolidated Fixed Charges (as such terms are defined in the credit agreement) of at least 1.1 to 1.0.  On January 30, 2010, NMG had no borrowings outstanding under this facility, $31.1 million of outstanding letters of credit and $430.1 million of unused borrowing availability.

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

All obligations under the Asset-Based Revolving Credit Facility are guaranteed by the Company and certain of NMG’s existing and future domestic subsidiaries.  All obligations under NMG’s Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of the Company, NMG and the subsidiaries that have guaranteed the Asset-Based Revolving Credit Facility (subsidiary guarantors). As of January 30, 2010, there were no assets or liabilities held by non-guarantor subsidiaries.

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

Senior Secured Term Loan Facility.  In October 2005, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility.  At January 30, 2010, the outstanding balance under the Senior Secured Term Loan Facility was $1,598.4 million.  The principal amount of the loans outstanding is due and payable in full on April 6, 2013.

At January 30, 2010, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 2.26% at January 30, 2010.  The applicable margin is subject to adjustment based on contractually defined debt coverage ratios.  At January 30, 2010, the applicable margin with respect to base rate borrowings was 1.00% and the applicable margin with respect to LIBOR borrowings was 2.00%.

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

The fair value of the Senior Secured Term Loan Facility was approximately $1,454.5 million at January 30, 2010, $1,332.5 million at August 1, 2009 and $1,113.1 million at January 31, 2009 based on prevailing market rates at this time.

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

The fair value of the 2028 Debentures was approximately $109.4 million at January 30, 2010, $95.6 million at August 1, 2009 and $62.5 million at January 31, 2009 based on quoted market prices.

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

For the quarterly interest periods ending on January 15, 2010 and April 15, 2010, we elected to pay cash interest.  Prior to the beginning of each eligible interest period in the future, we will evaluate whether to continue utilizing this PIK feature, taking into account market conditions and other relevant factors at that time. After October 15, 2010, we are required to make all interest payments on the Senior Notes entirely in cash.

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

The fair value of NMG’s Senior Notes was approximately $731.8 million at January 30, 2010, $539.9 million at August 1, 2009 and $308.0 million at January 31, 2009 based on quoted market prices.

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

The fair value of NMG’s Senior Subordinated Notes was approximately $491.3 million at January 30, 2010, $355.0 million at August 1, 2009 and $230.0 million at January 31, 2009 based on quoted market prices.

Maturities of Long-Term Debt.  At January 30, 2010, annual maturities of long-term debt during the next five fiscal years and thereafter are as follows (in millions):

2011	$—
2012	—
2013	1,598.4
2014	—
2015	—
Thereafter	1,373.8

The above table does not reflect either future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility or any future PIK Interest election that we may make through October 15, 2010.

Interest expense.  The significant components of interest expense are as follows:

	Thirteen weeks ended		Twenty-Six weeks ended
(in thousands)	January 30, 2010	January 31, 2009	January 30, 2010	January 31, 2009

Senior Secured Term Loan Facility	$20,787	$23,941	$41,573	$47,871
2028 Debentures	2,207	2,227	4,433	4,453
Senior Notes	16,744	15,711	34,269	31,461
Senior Subordinated Notes	12,969	13,122	25,795	26,091
Amortization of debt issue costs	4,679	3,554	9,340	7,109
Other	1,770	865	3,480	1,691
Total interest expense	59,156	59,420	118,890	118,676
Less:
Interest income	152	666	328	1,771
Capitalized interest	—	173	193	479
Interest expense, net	$59,004	$58,581	$118,369	$116,426

4.              Derivative Financial Instruments

Interest Rate Swaps.  In connection with the Acquisition, we obtained $2,575.0 million of floating rate debt agreements, of which $2,125.0 million was outstanding at the Acquisition date and $1,598.4 million is outstanding at January 30, 2010.  Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  These swap agreements hedge a portion of our contractual floating rate interest commitments through the expiration of the agreements in December 2010.  As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.882% to 6.983% per quarter through 2010 and result in an average fixed rate of 6.930%.

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

Interest Rate Caps.  In addition to interest rate swap agreements, we also use interest rate cap agreements to manage our floating rate debt.  Effective January 19, 2010, NMG entered into interest rate cap agreements for an aggregate notional amount of $500.0 million in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness once the interest rate swap expires on December 6, 2010.  The interest rate cap agreements commence on December 6, 2010 and expire on December 6, 2012.  Pursuant to the interest rate cap agreements, NMG has capped LIBOR at 2.50% through December 6, 2012 with respect to the $500.0 million notional amount of such agreements.  In the event LIBOR is less than 2.5%, NMG will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than 2.5%, NMG will pay interest at the capped rate of 2.5%.

At each balance sheet date, the interest rate caps are recorded at estimated fair value.  Changes in the fair value of the cap are expected to be highly effective in offsetting the unpredictability in expected future cash flows on floating rate indebtedness attributable to fluctuations in LIBOR interest rates above 2.50%.  Unrealized gains and losses on the outstanding balances of the interest rate caps are recorded as a component of accumulated other comprehensive loss.  Gains and losses realized at the time of our quarterly interest payments due to the expiration of applicable portions of the interest rate caps are reclassified to interest expense.

Fair Value.  The fair values of the interest rate swaps and interest rate caps are estimated using industry standard valuation models using market-based observable inputs including interest rate curves (Level 2).  A summary of the recorded assets (liabilities) with respect to our derivative financial instruments included in our condensed consolidated balance sheets is as follows:

(in thousands)	January 30, 2010	August 1, 2009	January 31, 2009

Interest rate caps (included in other long-term assets)	$6,114	$—	$—

Interest rate swaps (included in other current liabilities)	$(45,479)	$—	$—

Interest rate swaps (included in other long-term liabilities)	$—	$(57,750)	$(61,670)

Accumulated other comprehensive loss, net of taxes	$28,290	$35,508	$38,114

A summary of the recorded amounts related to our interest rate swaps reflected in our condensed consolidated statements of operations are as follows:

	Thirteen weeks ended		Twenty-Six weeks ended
(in thousands)	January 30, 2010	January 31, 2009	January 30, 2010	January 31, 2009

Realized hedging losses — included in interest expense, net	$11,422	$5,967	$22,520	$11,078

Ineffective hedging losses — included in interest expense, net	$213	$154	$429	$291

The amount of losses recorded in other comprehensive loss at January 30, 2010 that is expected to be reclassified into interest expense in the next twelve months, if interest rates remain unchanged, is approximately $45.5 million.

5.              Employee Benefit Plans

Description of Benefit Plans.  We sponsor a defined benefit pension plan (Pension Plan) and an unfunded supplemental executive retirement plan (SERP Plan) which provides certain employees additional pension benefits. Benefits under both plans are based on the employees’ years of service and compensation over defined periods of employment.  We froze benefits offered under our Pension Plan and SERP Plan effective December 31, 2007.  Retirees and active employees hired prior to March 1, 1989 are eligible for certain limited postretirement health care benefits (Postretirement Plan) if they meet certain service and minimum age requirements.

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

Benefit Obligations.  Obligations for our employee benefit plans, included in other long-term liabilities, are as follows:

(in thousands)	January 30, 2010	August 1, 2009	January 31, 2009

Pension Plan	$159,156	$156,001	$153,968
SERP Plan	94,040	92,152	87,863
Postretirement Plan	17,855	17,920	20,150
	271,051	266,073	261,981
Less: current portion	(5,069)	(5,069)	(4,165)
Long-term portion of benefit obligations	$265,982	$261,004	$257,816

As of January 30, 2010, we have $69.0 million (net of taxes of $44.8 million) of adjustments to our benefit obligations recorded as increases to accumulated other comprehensive loss.

Costs of Benefits.  The components of the expenses we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Thirteen weeks ended		Twenty-Six weeks ended
(in thousands)	January 30, 2010	January 31, 2009	January 30, 2010	January 31, 2009
Pension Plan:
Service cost	$1,429	$1,444	$2,857	$2,875
Interest cost	6,329	5,932	12,659	11,970
Expected return on plan assets	(6,463)	(6,373)	(12,925)	(12,880)
Net amortization of losses	282	—	564	—
Pension Plan expense	$1,577	$1,003	$3,155	$1,965

SERP Plan:
Service cost	$171	$164	$342	$326
Interest cost	1,377	1,302	2,755	2,638
SERP Plan expense	$1,548	$1,466	$3,097	$2,964

Postretirement Plan:
Service cost	$18	$23	$36	$46
Interest cost	254	336	508	672
Net amortization of prior service cost	(172)	—	(343)	—
Net amortization of losses	90	70	179	141
Postretirement Plan expense	$190	$429	$380	$859

Funding Policy and Plan Assets.  Our policy is to fund the Pension Plan at or above the minimum required by law. In fiscal year 2009, we were not required to make contributions to the Pension Plan; however, we made a voluntary $15.0 million contribution to our Pension Plan in the fourth quarter of fiscal year 2009.  In March 2010, we made an additional voluntary $15.0 million contribution to our Pension Plan.  Based upon currently available information, we will not be required to make contributions to the Pension Plan during fiscal year 2010.  However, we will continue to evaluate voluntary contributions to our Pension Plan based upon the unfunded position of the Pension Plan, our available liquidity and other factors.

6.              Income Taxes

Our effective income tax rate for the second quarter of fiscal year 2010 was 51.2% compared to 21.8% for the second quarter of fiscal year 2009.  Our effective income tax rate for year-to-date fiscal 2010 was 47.1% compared to 20.9% for year-to-date fiscal 2009.  No income tax benefit exists related to the $291.1 million of goodwill impairment charges recorded in the second quarter of fiscal year 2009.  Excluding the impact of the goodwill impairment charges, our effective income tax rate was 39.4% for the second quarter of fiscal year 2009 and 39.0% for year-to-date fiscal 2009.  Increases in our effective tax rates for the second quarter and year-to-date fiscal 2010 periods compared to the corresponding periods in fiscal year 2009 are primarily attributable to the relative significance of non-taxable income and non-deductible expenses to our estimated taxable loss in the current year.

At January 30, 2010, the gross amount of unrecognized tax benefits was $6.9 million, all of which would impact our effective tax rate, if recognized.  We classify interest and penalties as a component of income tax expense (benefit) and our liability for accrued interest and penalties was $6.2 million as of January 30, 2010.

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

The IRS is examining our federal tax return for fiscal year 2007.  We believe our recorded tax liabilities as of January 30, 2010 are sufficient to cover any potential assessments to be made by the IRS upon the completion of their examination. We will continue to monitor the progress of the IRS examination and review our recorded tax liabilities for potential audit assessments.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2005.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our consolidated financial statements.

7.              Stock-Based Compensation

The Company has approved equity-based management arrangements which authorize equity awards to be granted to certain management employees for up to 87,992 shares of the common stock of the Company.  Options generally vest over four to five years and expire eight to ten years from the date of grant.

The exercise prices of approximately 50% of our options escalate at a 10% compound rate per year (Accreting Options) until the earlier to occur of (i) exercise, (ii) a defined anniversary of the date of grant (four to five years) or (iii) the occurrence of a change in control. However, in the event the Sponsors cause the sale of shares of the Company to an unaffiliated entity, the exercise price will cease to accrete at the time of the sale with respect to a pro rata portion of the accreting options.  The exercise price with respect to all other options (Fixed Price Options) is fixed at the grant date.

Stock Option Modification.  In the second quarter of fiscal year 2010, the Compensation Committee approved 1) a tender offer for outstanding Accreting Options to purchase 26,614 shares (Eligible Options), 2) the extension of the option term with respect to Fixed Price Options for 25,236 shares to October 6, 2017 and 3) the modification of additional Fixed Price Options to purchase 1,378 shares (collectively, the Modification Transactions).  The Modification Transactions were taken in response to declines in capital markets and general economic conditions that have resulted in the exercise prices for these options to be in excess of the estimated fair value of our common stock.

In connection with the tender offer to purchase certain Accreting Options, option holders were allowed to tender their Eligible Options for new options at an exchange rate of 1.5 Eligible Options to 1.0 new option.  The new options issued 1) have an initial exercise price of $1,000 per share which exercise price will escalate at a 10% compound rate per year through the fourth anniversary of the grant date, 2) vest over four years and 3) expire eight years after the grant date.  The tender offer was completed in December 2009 with the tender of all Eligible Options and the issuance of 17,743 new options.

In connection with the Modification Transactions, we incurred additional compensation charges aggregating $1.8 million to recognize the excess of the post-modification fair value of vested options over the pre-modification fair value of such options.

The Compensation Committee is still considering modifications with respect to Accreting Options and Fixed Price Options for an additional 23,054 shares, which were not part of the programs described above.

Outstanding Stock Options.  A summary of the status of our stock option plan is as follows:

	January 30, 2010		August 1, 2009		January 31, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	79,399	$1,585	83,147	$1,507	83,147	$1,507
Granted	25,911	1,024	—	—	—	—
Exercised	—	—	(855)	1,684	(855)	1,684
Cancelled	(27,992)	2,137	—	—	(2,481)	1,606
Forfeited	(3,116)	1,684	(2,893)	1,617	—	—
Outstanding at end of period	74,202	$1,268	79,399	$1,585	79,811	$1,585
Options exercisable at end of period	44,051	$1,395	60,857	$1,542	55,946	$1,527

At January 30, 2010, Accreting Options were outstanding for 29,640 shares and Fixed Price Options were outstanding for 44,562 shares.

Grant Date Fair Value of Stock Options.  All grants of stock options have an exercise price equaling or exceeding the fair market value of our common stock on the date of grant.  Because we are privately held and there is no public market for our common stock, the fair market value of our common stock is determined by our Compensation Committee at the time option grants are awarded (Level 3 determination of fair value).  In determining the fair value of our common stock, the Compensation Committee considers such factors as the Company’s actual and projected financial results, the principal amount of the Company’s indebtedness, valuations of the Company performed by third parties and other factors it believes are material to the valuation process.

We use the Black-Scholes option-pricing model to determine the fair value of our options as of the date of grant.  A summary of our fiscal year 2010 grants and fair value assumptions is as follows:

	Options Issued in Connection with Modification Transactions		Other Grants
	Fixed Price Options	Accreting Options	Fixed Price Options	Accreting Options
Options Granted	1,378	17,743	3,395	3,395
Exercise Price at January 30, 2010	$1,445	$1,000	$1,000	$1,000
Term	8	8	8	8
Volatility	53.4%	53.4%	53.4%	53.4%
Risk-Free Rate	3.3%	3.3%	3.3%	3.3%
Dividend Yield	—	—	—	—
Fair Value	$465	$462	$541	$462

Expected volatility is based on a combination of NMG’s historical volatility adjusted for our leverage and estimates of implied volatility of our peer group.

We recognize compensation expense for stock options on a straight-line basis over the vesting period.  We recognized non-cash stock compensation expense of $2.4 million in year-to-date fiscal 2010 and $3.0 million in year-to-date fiscal 2009, which is included in selling, general and administrative expenses.  At January 30, 2010, unearned non-cash stock-based compensation that we expect to recognize as expense through fiscal year 2015 aggregates approximately $7.7 million.

8.              Transactions with Sponsors

Pursuant to a management services agreement with affiliates of the Sponsors, and in exchange for on-going consulting and management advisory services that are provided to us by the Sponsors and their affiliates, affiliates of the Sponsors receive an aggregate annual management fee equal to the lesser of (i) 0.25% of our consolidated annual revenues or (ii) $10 million. Affiliates of the Sponsors also receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with services provided pursuant to the agreement. These management fees are payable quarterly in arrears.  We recorded management fees of $4.9 million during year-to-date fiscal 2010 and $5.2 million during year-to-date fiscal 2009, which are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

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

The Program Agreement, as amended, provides for 1) the allocation between HSBC and NMG of additional income, if any, to be generated from the credit card program as a result of certain changes made to the terms of credit extended to our customers since the inception of the Program Agreement and 2) the allocation of certain credit card losses between HSBC and NMG.  Our reserve for credit card net losses aggregated $1.5 million as of January 30, 2010, $3.5 million as of August 1, 2009 and $6.0 million as of January 31, 2009, which is included in accrued liabilities in the condensed consolidated balance sheets.

The Program Agreement expires in July 2010.  We are currently in negotiations with HSBC and other providers with respect to a replacement to the Program Agreement.  Based upon current market conditions, we believe the future income to the Company pursuant to any replacement arrangement will be lower than the current HSBC Program Income earned pursuant to the Program Agreement.

10.       Commitments and Contingencies

Long-term Incentive Plan.  The Company has a long-term incentive plan (Long-term Incentive Plan) that provides for a cash incentive payable to certain employees upon a change of control, as defined, subject to the attainment of certain performance objectives.  Performance objectives and targets are based on cumulative EBITDA percentages for three year periods beginning in fiscal year 2006.  Earned awards for each completed performance period will be credited to a book account and will earn interest at a contractually defined annual rate until the award is paid.  Awards will be paid within 30 days of a change of control or the first day there is a public market of at least 20% of our total outstanding common stock.  As of January 30, 2010, the vested participant balance in the Long-Term Incentive Plan aggregated $5.2 million.

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

11.       Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss (amounts are recorded net of related income taxes):

(in thousands)	January 30, 2010	August 1, 2009	January 31, 2009

Unrealized loss on financial instruments	$(28,290)	$(35,508)	$(38,114)
Change in unfunded benefit obligations	(69,011)	(69,011)	(60,221)
Other	—	(68)	(171)
Total accumulated other comprehensive loss	$(97,301)	$(104,587)	$(98,506)

	Twenty-Six weeks ended
(in thousands)	January 30, 2010	January 31, 2009
Net earnings (loss) from condensed consolidated statements of operations	$12,485	$(496,378)
Change in unrealized loss on financial instruments	7,218	(16,359)
Change in unfunded benefit obligations	—	(72,523)
Other	68	(460)
Total comprehensive income (loss) for the period	$19,771	$(585,720)

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

Operating earnings (loss) for the segments include 1) revenues, 2) cost of sales, 3) direct selling, general, and administrative expenses, 4) other direct operating expenses, 5) income from credit card program and 6) depreciation expense for the respective segment.  Items not allocated to our operating segments include those items not considered by management in measuring the assets and profitability of our segments. These amounts include 1) corporate expenses including, but not limited to, treasury, investor relations, legal and finance support services, and general corporate management, 2) charges related to the application of purchase accounting adjustments made in connection with the Acquisition including amortization of intangible assets and favorable lease commitments and other non-cash items and 3) interest expense.  These items, while often related to the operations of a segment, are not considered by segment operating management, corporate operating management and the chief operating decision maker in assessing segment operating performance.  The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (except with respect to purchase accounting adjustments not allocated to the operating segments).

The following tables set forth the information for our reportable segments:

	Thirteen weeks ended		Twenty-Six weeks ended
(in thousands)	January 30, 2010	January 31, 2009	January 30, 2010	January 31, 2009

REVENUES
Specialty Retail stores	$881,138	$870,537	$1,602,757	$1,697,663
Direct Marketing	221,223	208,842	368,504	367,503
Total	$1,102,361	$1,079,379	$1,971,261	$2,065,166

OPERATING EARNINGS (LOSS)
Specialty Retail stores	$66,485	$(9,637)	$154,907	$84,799
Direct Marketing	40,725	17,337	62,434	36,698
Corporate expenses	(15,372)	(13,231)	(29,010)	(26,921)
Other expenses (1)	(6,393)	(8,998)	(9,722)	(9,488)
Amortization of intangible assets and favorable lease commitments	(18,314)	(18,037)	(36,630)	(36,074)
Impairment charges (2)	—	(560,159)	—	(560,159)
Total	$67,131	$(592,725)	$141,979	$(511,145)

CAPITAL EXPENDITURES
Specialty Retail stores	$8,575	$27,820	$22,756	$57,646
Direct Marketing	2,546	3,263	5,626	6,898
Total	$11,121	$31,083	$28,382	$64,544

DEPRECIATION EXPENSE
Specialty Retail stores	$28,921	$32,787	$59,116	$65,735
Direct Marketing	3,732	4,922	7,598	9,234
Other	1,769	1,403	3,491	2,742
Total	$34,422	$39,112	$70,205	$77,711

	January 30, 2010	January 31, 2009
ASSETS
Tangible assets of Specialty Retail stores	$1,634,726	$1,849,025
Tangible assets of Direct Marketing	143,966	154,139
Corporate assets:
Intangible assets related to Specialty Retail stores	2,775,749	2,988,393
Intangible assets related to Direct Marketing	466,568	484,812
Other	578,842	332,681
Total	$5,599,851	$5,809,050

(1)         Other expenses consists primarily of costs (primarily professional fees and severance) incurred in connection with cost reductions and corporate initiatives.

(2)         Impairment charges recorded in the second quarter of fiscal year 2009 consist of pretax charges of 1) $291.1 million for the writedown to fair value of goodwill, 2) $242.2 million for the writedown to fair value of the net carrying value of tradenames and 3) $26.8 million for the writedown to fair value of the net carrying value of certain long-lived assets.

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

	January 30, 2010
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$500,011	$650	$—	$500,661
Merchandise inventories	—	651,279	81,010	—	732,289
Other current assets	—	84,942	11,808	—	96,750
Total current assets	—	1,236,232	93,468	—	1,329,700
Property and equipment, net	—	831,184	116,187	—	947,371
Goodwill and intangible assets, net	—	1,505,654	1,736,663	—	3,242,317
Other assets	—	78,650	1,813	—	80,463
Investments in subsidiaries	942,861	1,834,019	—	(2,776,880)	—
Total assets	$942,861	$5,485,739	$1,948,131	$(2,776,880)	$5,599,851
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$161,882	$28,167	$—	$190,049
Accrued liabilities	—	285,797	84,478	—	370,275
Other current liabilities	—	45,479	—	—	45,479
Total current liabilities	—	493,158	112,645	—	605,803
Long-term liabilities:
Long-term debt	—	2,972,222	—	—	2,972,222
Deferred income taxes	—	684,185	—	—	684,185
Other long-term liabilities	—	393,313	1,467	—	394,780
Total long-term liabilities	—	4,049,720	1,467	—	4,051,187
Total shareholders’ equity	942,861	942,861	1,834,019	(2,776,880)	942,861
Total liabilities and shareholders’ equity	$942,861	$5,485,739	$1,948,131	$(2,776,880)	$5,599,851

	August 1, 2009
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$322,766	$659	$—	$323,425
Merchandise inventories	—	676,973	78,061	—	755,034
Other current assets	—	133,438	9,630	—	143,068
Total current assets	—	1,133,177	88,350	—	1,221,527
Property and equipment, net	—	870,300	122,415	—	992,715
Goodwill and intangible assets, net	—	1,535,834	1,743,113	—	3,278,947
Other assets	—	85,983	1,854	—	87,837
Investments in subsidiaries	918,835	1,868,405	—	(2,787,240)	—
Total assets	$918,835	$5,493,699	$1,955,732	$(2,787,240)	$5,581,026
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$210,219	$23,771	$—	$233,990
Accrued liabilities	—	240,750	62,136	—	302,886
Current maturities of long-term liabilities	—	26,617	—	—	26,617
Total current liabilities	—	477,586	85,907	—	563,493
Long-term liabilities:
Long-term debt	—	2,954,221	—	—	2,954,221
Deferred income taxes	—	697,810	—	—	697,810
Other long-term liabilities	—	445,247	1,420	—	446,667
Total long-term liabilities	—	4,097,278	1,420	—	4,098,698
Total shareholders’ equity	918,835	918,835	1,868,405	(2,787,240)	918,835
Total liabilities and shareholders’ equity	$918,835	$5,493,699	$1,955,732	$(2,787,240)	$5,581,026

	January 31, 2009
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$221,527	$1,657	$—	$223,184
Merchandise inventories	—	744,180	96,151	—	840,331
Other current assets	—	159,832	10,151	—	169,983
Total current assets	—	1,125,539	107,959	—	1,233,498
Property and equipment, net	—	901,460	129,825	—	1,031,285
Goodwill and intangible assets, net	—	1,610,216	1,862,989	—	3,473,205
Other assets	—	69,166	1,896	—	71,062
Investments in subsidiaries	1,093,579	2,004,967	—	(3,098,546)	—
Total assets	$1,093,579	$5,711,348	$2,102,669	$(3,098,546)	$5,809,050
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$173,182	$22,447	$—	$195,629
Accrued liabilities	—	292,503	72,906	—	365,409
Total current liabilities	—	465,685	95,353	—	561,038
Long-term liabilities:
Long-term debt	—	2,946,199	—	—	2,946,199
Deferred income taxes	—	750,027	—	—	750,027
Other long-term liabilities	—	455,858	2,349	—	458,207
Total long-term liabilities	—	4,152,084	2,349	—	4,154,433
Total shareholders’ equity	1,093,579	1,093,579	2,004,967	(3,098,546)	1,093,579
Total liabilities and shareholders’ equity	$1,093,579	$5,711,348	$2,102,669	$(3,098,546)	$5,809,050

	Thirteen weeks ended January 30, 2010
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$931,514	$170,847	$—	$1,102,361
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	644,390	117,095	—	761,485
Selling, general and administrative expenses (excluding depreciation)	—	208,441	29,140	—	237,581
Income from credit card program, net	—	(15,248)	(1,324)	—	(16,572)
Depreciation expense	—	30,694	3,728	—	34,422
Amortization of intangible assets and favorable lease commitments	—	15,089	3,225	—	18,314
Operating earnings	—	48,148	18,983	—	67,131
Interest expense, net	—	59,003	1	—	59,004
Intercompany royalty charges (income)	—	53,786	(53,786)	—	—
Equity in (earnings) loss of subsidiaries	(3,964)	(72,768)	—	76,732	—
Earnings (loss) before income taxes	3,964	8,127	72,768	(76,732)	8,127
Income tax expense	—	4,163	—	—	4,163
Net earnings (loss)	$3,964	$3,964	$72,768	$(76,732)	$3,964

	Thirteen weeks ended January 31, 2009
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$923,020	$156,359	$—	$1,079,379
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	694,798	126,605	—	821,403
Selling, general and administrative expenses (excluding depreciation)	—	214,592	28,988	—	243,580
Income from credit card program, net	—	(9,023)	(1,164)	—	(10,187)
Depreciation expense	—	34,310	4,802	—	39,112
Amortization of intangible assets and favorable lease commitments	—	15,090	2,947	—	18,037
Impairment charges	—	275,871	284,288	—	560,159
Operating loss	—	(302,618)	(290,107)	—	(592,725)
Interest expense, net	—	58,579	2	—	58,581
Intercompany royalty charges (income)	—	58,889	(58,889)	—	—
Equity in loss (earnings) of subsidiaries	509,256	231,220	—	(740,476)	—
(Loss) earnings before income taxes	(509,256)	(651,306)	(231,220)	740,476	(651,306)
Income tax benefit	—	(142,050)	—	—	(142,050)
Net (loss) earnings	$(509,256)	$(509,256)	$(231,220)	$740,476	$(509,256)

	Twenty-Six weeks ended January 30, 2010
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,647,431	$323,830	$—	$1,971,261
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,087,945	207,764	—	1,295,709
Selling, general and administrative expenses (excluding depreciation)	—	399,504	56,893	—	456,397
Income from credit card program, net	—	(27,129)	(2,530)	—	(29,659)
Depreciation expense	—	62,528	7,677	—	70,205
Amortization of intangible assets and favorable lease commitments	—	30,180	6,450	—	36,630
Operating earnings	—	94,403	47,576	—	141,979
Interest expense, net	—	118,368	1	—	118,369
Intercompany royalty charges (income)	—	98,057	(98,057)	—	—
Equity in (earnings) loss of subsidiaries	(12,485)	(145,632)	—	158,117	—
Earnings (loss) before income taxes	12,485	23,610	145,632	(158,117)	23,610
Income tax expense	—	11,125	—	—	11,125
Net earnings (loss)	$12,485	$12,485	$145,632	$(158,117)	$12,485

	Twenty-Six weeks ended January 31, 2009
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,740,743	$324,423	$—	$2,065,166
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,213,886	225,260	—	1,439,146
Selling, general and administrative expenses (excluding depreciation)	—	427,744	58,664	—	486,408
Income from credit card program, net	—	(20,556)	(2,631)	—	(23,187)
Depreciation expense	—	68,625	9,086	—	77,711
Amortization of intangible assets and favorable lease commitments	—	30,179	5,895	—	36,074
Impairment charges	—	275,871	284,288	—	560,159
Operating loss	—	(255,006)	(256,139)	—	(511,145)
Interest expense, net	—	116,422	4	—	116,426
Intercompany royalty charges (income)	—	115,719	(115,719)	—	—
Equity in loss (earnings) of subsidiaries	496,378	140,424	—	(636,802)	—
(Loss) earnings before income taxes	(496,378)	(627,571)	(140,424)	636,802	(627,571)
Income tax benefit	—	(131,193)	—	—	(131,193)
Net (loss) earnings	$(496,378)	$(496,378)	$(140,424)	$636,802	$(496,378)

	Twenty-Six weeks ended January 30, 2010
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$12,485	$12,485	$145,632	$(158,117)	$12,485
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	101,795	14,127	—	115,922
Paid-in-kind interest	—	14,362	—	—	14,362
Deferred income taxes	—	(18,318)	—	—	(18,318)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	2,480	88	—	2,568
Intercompany royalty income payable (receivable)	—	98,057	(98,057)	—	—
Equity in (earnings) loss of subsidiaries	(12,485)	(145,632)	—	158,117	—
Changes in operating assets and liabilities, net	—	165,707	(60,345)	—	105,362
Net cash provided by operating activities	—	230,936	1,445	—	232,381
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(26,928)	(1,454)	—	(28,382)
Net cash used for investing activities	—	(26,928)	(1,454)	—	(28,232)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(26,763)	—	—	(26,763)
Net cash used for financing activities	—	(26,763)	—	—	(26,763)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	177,245	(9)	—	177,236
Beginning balance	—	322,766	659	—	323,425
Ending balance	$—	$500,011	$650	$—	$500,661

	Twenty-Six weeks ended January 31, 2009
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net (loss) earnings	$(496,378)	$(496,378)	$(140,424)	$636,802	$(496,378)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expense	—	105,913	14,981	—	120,894
Deferred income taxes	—	(122,158)	—	—	(122,158)
Impairment charges	—	275,871	284,288	—	560,159
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	7,698	759	—	8,457
Intercompany royalty income payable (receivable)	—	115,719	(115,719)	—	—
Equity in loss (earnings) of subsidiaries	496,378	140,424	—	(636,802)	—
Changes in operating assets and liabilities, net	—	18,139	(39,332)	—	(21,193)
Net cash provided by operating activities	—	45,228	4,553	—	49,781
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(60,672)	(3,872)	—	(64,544)
Net cash used for investing activities	—	(60,672)	(3,872)	—	(64,544)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(1,233)	—	—	(1,233)
Net cash used for financing activities	—	(1,233)	—	—	(1,233)
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(16,677)	681	—	(15,996)
Beginning balance	—	238,204	976	—	239,180
Ending balance	$—	$221,527	$1,657	$—	$223,184

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

Information with respect to non-guarantor subsidiaries with respect to the Senior Notes and Senior Subordinated Notes is as follows:

(in thousands)	January 30, 2010	August 1, 2009	January 31, 2009
Total assets	$—	$332	$1,248
Net assets	$—	$332	$(496)

	Thirteen weeks ended		Twenty-Six weeks ended
(in thousands)	January 30, 2010	January 31, 2009	January 30, 2010	January 31, 2009
Revenues	$—	$—	$—	$—
Net loss	(32)	(433)	—	(333)
Net cash provided by (used for) operating activities	—	424	(34)	626

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

Our fiscal year ends on the Saturday closest to July 31.  All references to the second quarter of fiscal year 2010 relate to the thirteen weeks ended January 30, 2010.  All references to the second quarter of fiscal year 2009 relate to the thirteen weeks ended January 31, 2009.  All references to year-to-date fiscal 2010 relate to the twenty-six weeks ended January 30, 2010.  All references to year-to-date fiscal 2009 relate to the twenty-six weeks ended January 31, 2009.

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise. These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold. We received vendor allowances of $40.8 million, or 2.1% of revenues, in year-to-date fiscal 2010 and $62.5 million, or 3.0% of revenues, in year-to-date fiscal 2009.  The amounts of vendor allowances we received did not have a significant impact on the year-over-year change in net markdowns or gross margin during year-to-date fiscal years 2010 and 2009.

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

Advertising costs consist primarily of 1) print media costs for promotional materials mailed to our customers incurred by our Specialty Retail segment, 2) advertising costs incurred by our Direct Marketing operation related to the production, printing and distribution of our print catalogs and the production of the photographic content for our websites and 3) online marketing costs incurred by our Direct Marketing operation. We receive advertising allowances from certain of our merchandise vendors. Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media.  As a result, advertising allowances are recorded as a reduction of our advertising costs when earned. Advertising allowances aggregated approximately $26.1 million, or 1.3% of revenues, in year-to-date fiscal 2010 and $41.5 million, or 2.0%

of revenues, in year-to-date fiscal 2009.  The decrease in advertising allowances in year-to-date fiscal 2010 compared to year-to-date fiscal 2009 was consistent with the decrease in gross advertising expenditures in the periods.

We also receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendor’s merchandise. These allowances are netted against the related compensation expense that we incur. Amounts received from vendors related to compensation programs were $31.4 million, or 1.6% of revenues, in year-to-date fiscal 2010 and $35.4 million, or 1.7% of revenues, in year-to-date fiscal 2009.

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

The Program Agreement expires in July 2010.  We are currently in negotiations with HSBC and other providers with respect to a replacement to the Program Agreement.  Based upon current market conditions, we believe the future income to the Company pursuant to any replacement arrangement will be lower than the current HSBC Program Income earned pursuant to the Program Agreement.

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

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net revenues for the periods indicated.

	Thirteen weeks ended		Twenty-Six weeks ended
	January 30, 2010	January 31, 2009	January 30, 2010	January 31, 2009

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs (excluding depreciation)	69.1	76.1	65.7	69.7
Selling, general and administrative expenses (excluding depreciation)	21.6	22.6	23.2	23.6
Income from credit card program, net	(1.5)	(0.9)	(1.5)	(1.1)
Depreciation expense	3.1	3.6	3.6	3.8
Amortization of intangible assets	1.3	1.3	1.4	1.3
Amortization of favorable lease commitments	0.4	0.4	0.5	0.4
Impairment charges	—	51.9	—	27.1
Operating earnings (loss)	6.1	(54.9)	7.2	(24.8)
Interest expense, net	5.4	5.4	6.0	5.6
Earnings (loss) before income taxes	0.7	(60.3)	1.2	(30.4)
Income tax expense (benefit)	0.4	(13.2)	0.6	(6.4)
Net earnings (loss)	0.4%	(47.2)%	0.6%	(24.0)%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

	Thirteen weeks ended		Twenty-Six weeks ended
(in millions, except sales per square foot)	January 30, 2010	January 31, 2009	January 30, 2010	January 31, 2009
REVENUES
Specialty Retail stores	$881.2	$870.6	$1,602.8	$1,697.7
Direct Marketing	221.2	208.8	368.5	367.5
Total	$1,102.4	$1,079.4	$1,971.3	$2,065.2

OPERATING EARNINGS (LOSS)
Specialty Retail stores	$66.5	$(9.6)	$154.9	$84.8
Direct Marketing	40.7	17.3	62.4	36.7
Corporate expenses	(15.4)	(13.3)	(29.0)	(26.9)
Other expenses (1)	(6.4)	(9.0)	(9.7)	(9.5)
Amortization of intangible assets and favorable lease commitments	(18.3)	(18.0)	(36.6)	(36.1)
Impairment charges (2)	—	(560.1)	—	(560.1)
Total	$67.1	$(592.7)	$142.0	$(511.1)

OPERATING PROFIT (LOSS) MARGIN
Specialty Retail stores	7.5%	(1.1)%	9.7%	5.0%
Direct Marketing	18.4%	8.3%	16.9%	10.0%
Total	6.1%	(54.9)%	7.2%	(24.8)%

CHANGE IN COMPARABLE REVENUES (3)
Specialty Retail stores	(0.6)%	(25.0)%	(7.6)%	(20.8)%
Direct Marketing	5.9%	(12.1)%	0.3%	(10.0)%
Total	0.6%	(22.8)%	(6.2)%	(19.0)%

SALES PER SQUARE FOOT
Specialty Retail stores	$137	$139	$249	$271

STORE COUNT
Neiman Marcus and Bergdorf Goodman stores:
Open at beginning of period	43	42	42	41
Opened during the period	—	—	1	1
Open at end of period	43	42	43	42
Clearance centers:
Open at beginning of period	28	25	27	24
Opened during the period	—	—	1	1
Open at end of period	28	25	28	25

NON-GAAP FINANCIAL DATA
EBITDA (4)	$119.9	$(535.5)	$248.8	$(397.3)
Adjusted EBITDA (4)	$119.9	$24.6	$248.8	$162.8

(1)        Other expenses consists primarily of costs (primarily professional fees and severance) incurred in connection with cost reductions and corporate initiatives.

(2)        Impairment charges recorded in the second quarter of fiscal year 2009 consist of pretax charges of 1) $291.1 million for the writedown to fair value of goodwill, 2) $242.2 million for the writedown to fair value of the net carrying value of tradenames and 3) $26.8 million for the writedown to fair value of the net carrying value of certain long-lived assets.

(3)        Comparable revenues include 1) revenues derived from our retail stores open for more than fifty two weeks, including stores that have been relocated or expanded and 2) revenues from our Direct Marketing operation.

(4)        For an explanation of EBITDA and Adjusted EBITDA as a measure of our operating performance, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measure-EBITDA and Adjusted EBITDA.”

Fiscal Year 2010 Summary

While economic conditions and consumer spending improved slightly in the second quarter of fiscal year 2010 compared to the prior year, consumer spending remains below historical levels.  We do not anticipate the return of consumer spending to historical levels in the near-term.

A summary of our operating results is as follows:

•                  Revenues—Our revenues in the second quarter of fiscal year 2010 were impacted by a slightly higher level of customer demand resulting in favorable comparable revenues.  As a result, our revenues for the second quarter of fiscal year 2010 were $1,102.4 million, an increase of 2.1% as compared to the second quarter of fiscal year 2009 reflecting an increase in comparable revenues of 0.6%.

Our revenues for year-to-date fiscal 2010 were $1,971.3 million, a decrease of 4.5% as compared to the prior year reflecting a decline in comparable revenues of 6.2%.

For Specialty Retail stores, our sales per square foot for the last twelve trailing months were $453 as of January 30, 2010, $454 as of October 31, 2009 and $553 as of January 31, 2009.

•                  Cost of goods sold including buying and occupancy costs (excluding depreciation)—COGS represented 69.1% of revenues in the second quarter of fiscal year 2010, an improvement of 7.0% of revenues from the second quarter of fiscal year 2009.  COGS represented 65.7% of revenues in year-to-date fiscal 2010, an improvement of 4.0% of revenues compared to year-to-date fiscal 2009.  This decrease in COGS as a percentage of revenues was primarily due to lower net markdowns as a result of a closer alignment of on-hand inventories to customer demand in fiscal year 2010.

•                  Inventories—During the first and second quarter of fiscal year 2010, we continued to maintain tight control over inventory and aligned our inventory purchases with sales expectations for the Fall season.  At January 30, 2010, on-hand inventories totaled $732.3 million, a 12.9% decrease from the prior year fiscal period.  Excluding inventories held by new stores, inventories decreased by 16.8%.

•                  Selling, general and administrative expenses (excluding depreciation)— SG&A represented 21.6% of revenues in the second quarter of fiscal year 2010, a net improvement of 1.0% of revenues compared to the second quarter of fiscal year 2009.  SG&A represented 23.2% of revenues in year-to-date fiscal 2010, a net improvement of 0.4% of revenues compared to year-to-date fiscal 2009.  The lower levels of SG&A expenses primarily reflect 1) savings realized as a result of our on-going initiatives to control our expenses, 2) lower advertising and promotions costs incurred, offset by 3) higher incentive compensation requirements.

•                  Operating earnings (loss)—Total operating earnings in the second quarter of fiscal year 2010 were $67.1 million, or 6.1% of revenues.  Total operating losses in the second quarter of fiscal year 2009 were $592.7 million, or 54.9% of revenues, which included impairments of our long-lived assets of $560.1 million, or 51.9% of revenues.  Excluding the impairments of our long-lived assets in the second quarter of fiscal year 2009, operating margins increased by 9.1% of revenues in the second quarter of fiscal year 2010 primarily due to:

•                  a decrease in COGS by 7.0% of revenues primarily due to lower net markdowns;

•                  decreases in both SG&A expenses by 1.0% of revenues and depreciation and amortization expense by 0.5% of revenues; and

•                  an increase in income from our credit card operations by 0.6% of revenues primarily due to lower shared credit card losses.

Total operating earnings in year-to-date fiscal 2010 were $142.0 million, or 7.2% of revenues.  Total operating losses in year-to-date fiscal year 2009 were $511.1 million, or 24.8% of revenues, which included impairments of our long-lived assets of $560.1 million, or 27.1% of revenues.  Excluding the impairments in year-to-date fiscal 2009, operating margins increased by 4.9% of revenues in year-to-date fiscal 2010 primarily due to:

•                  a decrease in COGS by 4.0% of revenues primarily due to lower net markdowns;

•                  a decrease in SG&A expenses by 0.4% of revenues primarily due to 1) savings realized as a result of our on-going initiatives to control our expenses, 2) lower advertising and promotions costs incurred, offset by 3) higher incentive compensation requirements; and

•                  an increase in income from our credit card operations by 0.4% of revenues primarily due to lower shared credit card losses.

•                  Liquidity—Cash provided by our operating activities was $232.4 million in year-to-date fiscal 2010 compared to $49.8 million in year-to-date fiscal 2009.  This change was primarily due to the improvement in operating earnings and lower working capital requirements attributable to the closer alignment of on-hand inventories to customer demand in fiscal year 2010.  We held cash balances of $500.7 million at January 30, 2010 compared to $223.2 million at January 31, 2009.  At January 30, 2010, we had no borrowings outstanding under our Asset-Based Revolving Credit Facility, $31.1 million of outstanding letters of credit and $430.1 million of unused borrowing availability.

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

For the quarterly periods ending January 15, 2010 and April 15, 2010, we elected to pay cash interest.  Prior to the beginning of each eligible interest period in the future, we will evaluate whether to continue utilizing this PIK feature, taking into account market conditions and other relevant factors at that time. After October 15, 2010, we are required to make all interest payments on the Senior Notes entirely in cash.

•                  Outlook—We do not anticipate the return of consumer spending to historical levels in the near-term.  We plan to maintain an appropriate alignment of our inventory levels and purchases with anticipated lower customer demand. Despite the anticipated continuation of weakened economic conditions, we believe the cash generated from our operations along with our cash balances and available sources of financing will enable us to meet our cash obligations for the remainder of fiscal year 2010.

Thirteen Weeks Ended January 30, 2010 Compared to Thirteen Weeks Ended January 31, 2009

Revenues.  Our revenues for the second quarter of fiscal year 2010 of $1,102.4 million increased $23.0 million, or 2.1%, from $1,079.4 million in the second quarter of fiscal year 2009.  The increase in revenues was due to increases in comparable revenues related to a slightly higher level of customer demand.

Comparable revenues for the thirteen weeks ended January 30, 2010 were $1,084.5 million compared to $1,077.6 million in the second quarter of fiscal year 2009, representing an increase of 0.6%.  Comparable revenues decreased in the second quarter of fiscal year 2010 by 0.6% for Specialty Retail stores and increased 5.9% for Direct Marketing.  New stores generated revenues of $17.9 million in the second quarter of fiscal year 2010.

Internet revenues generated by Direct Marketing were $189.3 million for the second quarter of fiscal year 2010, an increase of 9.9% compared to the prior year fiscal period.  Catalog revenues decreased 12.9% compared to the prior year fiscal period as our customers continue to migrate toward on-line retailing in our Direct Marketing operation.

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for the second quarter of fiscal year 2010 were 69.1% of revenues compared to 76.1% of revenues for the second quarter of fiscal year 2009.

The decrease in COGS by 7.0% of revenues in the second quarter of fiscal year 2010 was primarily due to:

•                  increased product margins generated by both our Specialty Retail stores and Direct Marketing operation of approximately 6.7% of revenues primarily due to lower net markdowns as a result of a closer alignment of on-hand inventories to customer demand in fiscal year 2010; and

•                  lower buying and occupancy costs of 0.3% of revenues primarily due to savings realized as a result of our on-going initiatives to control our expenses.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses decreased by $6.0 million in the second quarter of fiscal year 2010 compared to the prior year fiscal period.  SG&A expenses as a percentage of revenues decreased to 21.6% of revenues in the second quarter of fiscal year 2010 compared to 22.6% of revenues in the prior year fiscal period.  The net decrease in SG&A expenses by 1.0% of revenues in the second quarter of fiscal year 2010 was primarily due to:

•                  lower payroll costs, net of related benefits, of approximately 1.4% of revenues, primarily as a result of our reduced headcount;

•                  a lower level of advertising and promotions costs incurred in the second quarter of fiscal year 2010 of approximately 0.2% of revenues, primarily due to a lower level of catalog spending by our Direct Marketing operation in connection with planned decreases in catalog circulation; offset by

•                  higher incentive compensation requirements by approximately 0.7% of revenues.

Income from credit card program, net.  We earned HSBC Program Income of $16.6 million, or 1.5% of revenues, in the second quarter of fiscal year 2010 compared to $10.2 million, or 0.9% of revenues, in the second quarter of fiscal year 2009 primarily due to lower shared credit card losses.

Depreciation expense.  Depreciation expense was $34.4 million, or 3.1% of revenues, in the second quarter of fiscal year 2010 compared to $39.1 million, or 3.6% of revenues, in the second quarter of fiscal year 2009.  The decrease in depreciation expense results primarily from recent lower levels of capital spending and delays in certain real estate projects in response to current economic conditions.

Amortization expense.  Amortization of intangible assets (primarily customer lists and favorable lease commitments) aggregated $18.3 million, or 1.7% of revenues, in the second quarter of fiscal year 2010 compared to $18.0 million, or 1.7% of revenues, in the second quarter of fiscal year 2009.

Impairment charges.  In the second quarter of fiscal year 2009, we recorded impairment charges, related primarily to our tradenames and goodwill, aggregating $560.1 million in connection with the review of our long-lived assets for recoverability, as more fully explained in Note 2 in our notes to condensed consolidated financial statements.

Segment operating earnings (loss).  Segment operating earnings (loss) for our Specialty Retail stores and Direct Marketing segments do not reflect either the impact of adjustments to revalue our assets and liabilities to estimated fair value at the Acquisition date or impairment charges related to declines in fair value subsequent to the Acquisition date.  The reconciliation of segment operating earnings (loss) to total operating earnings (loss) is as follows:

	Thirteen weeks ended
(in millions)	January 30, 2010	January 31, 2009
Specialty Retail stores	$66.5	$(9.6)
Direct Marketing	40.7	17.3
Amortization of intangible assets and favorable lease commitments	(18.3)	(18.0)
Corporate expenses	(15.4)	(13.3)
Other expenses	(6.4)	(9.0)
Impairment charges	—	(560.1)
Total operating earnings (loss)	$67.1	$(592.7)

Operating earnings for our Specialty Retail stores segment were $66.5 million, or 7.5% of Specialty Retail stores revenues, for the second quarter of fiscal year 2010 compared to operating losses of $9.6 million, or 1.1% of Specialty Retail stores revenues, for the prior year fiscal period.  The increase in operating margin as a percentage of revenues was primarily due to:

•                  lower net markdowns;

•                  lower buying and occupancy expenses;

•                  favorable payroll, net of related benefits, primarily due to savings realized as a result of our initiatives to control our expenses; offset by

•                  higher incentive compensation requirements.

Operating earnings for Direct Marketing were $40.7 million, or 18.4% of Direct Marketing revenues, in the second quarter of fiscal year 2010 compared to $17.3 million, or 8.3% of Direct Marketing revenues, for the prior year fiscal period.  The increase in operating margin as a percentage of revenues for Direct Marketing was primarily the result of:

•                  lower net markdowns;

•                  a lower level of spending for advertising and promotion costs; and

•                  favorable payroll and related costs primarily due to our initiatives to control expenses; offset by

•                  higher incentive compensation requirements.

Interest expense, net.  Net interest expense was $59.0 million, or 5.4% of revenues, in the second quarter of fiscal year 2010 and $58.6 million, or 5.4% of revenues, for the prior year fiscal period.  The significant components of interest expense are as follows:

	Thirteen weeks ended
(in thousands)	January 30, 2010	January 31, 2009

Senior Secured Term Loan Facility	$20,787	$23,941
2028 Debentures	2,207	2,227
Senior Notes	16,744	15,711
Senior Subordinated Notes	12,969	13,122
Amortization of debt issue costs	4,679	3,554
Other	1,770	865
Total interest expense	59,156	59,420
Less:
Interest income	152	666
Capitalized interest	—	173
Interest expense, net	$59,004	$58,581

Income tax expense (benefit).  Our effective income tax rate for the second quarter of fiscal year 2010 was 51.2% compared to 21.8% for the second quarter of fiscal year 2009.  No income tax benefit exists related to the $291.1 million of goodwill impairment charges recorded in the second quarter of fiscal year 2009.  Excluding the impact of the goodwill impairment charges, our effective income tax rate was 39.4% for the second quarter of fiscal year 2009.  Increases in our effective tax rate for the second quarter of fiscal year 2010 compared to the corresponding prior year fiscal period is primarily attributable to the relative significance of non-taxable income and non-deductible expenses to our estimated taxable loss in the current year.

The IRS is examining our federal tax return for fiscal year 2007.  We believe our recorded tax liabilities as of January 30, 2010 are sufficient to cover any potential assessments to be made by the IRS upon the completion of their examination. We will continue to monitor the progress of the IRS examination and review our recorded tax liabilities for potential audit assessments.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2005.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our consolidated financial statements.

Twenty-Six Weeks Ended January 30, 2010 Compared to Twenty-Six Weeks Ended January 31, 2009

Revenues.  Our revenues for year-to-date fiscal 2010 of $1,971.3 million decreased $93.9 million, or 4.5%, from $2,065.2 million in year-to-date fiscal 2009.  The decrease in revenues was due primarily to decreases in comparable revenues in the first quarter of fiscal year 2010.  New stores generated revenues of $36.7 million in year-to-date fiscal 2010.

Comparable revenues for the twenty-six weeks ended January 30, 2010 were $1,934.6 million compared to $2,062.4 million in year-to-date fiscal 2009, representing a decrease of 6.2%.  Changes in comparable revenues, by quarter and by reportable segment, were:

	First Quarter	Second Quarter	Year-to-Date Fiscal 2010
Specialty Retail stores	(14.9)%	(0.6)%	(7.6)%
Direct Marketing	(7.2)%	5.9%	0.3%
Total	(13.7)%	0.6%	(6.2)%

Internet revenues generated by Direct Marketing were $308.2 million for year-to-date fiscal 2010, an increase of 5.1% compared to the prior year fiscal period.  Catalog revenues decreased 18.8% compared to the prior year fiscal period as our customers continue to migrate toward on-line retailing in our Direct Marketing operation.

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for year-to-date fiscal 2010 were 65.7% of revenues compared to 69.7% of revenues for year-to-date fiscal 2009.

The decrease in COGS by 4.0% of revenues in year-to-date fiscal 2010 was primarily due to lower net markdowns in both our Specialty Retail stores and Direct Marketing operation as a result of a closer alignment of on-hand inventories to customer demand in fiscal year 2010.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses decreased by $30.0 million in year-to-date fiscal 2010 compared to the prior year fiscal period.  SG&A expenses as a percentage of revenues decreased to 23.2% of revenues in year-to-date fiscal 2010 compared to 23.6% of revenues in the prior year fiscal period.  The net decrease in SG&A expenses by 0.4% of revenues in year-to-date fiscal 2010 was primarily due to:

•                  lower payroll costs, net of related benefits, of approximately 1.0% of revenues, primarily as a result of our reduced headcount;

•                  a lower level of advertising and promotions costs incurred in year-to-date fiscal 2010 of approximately 0.2% of revenues, primarily due to a lower level of catalog spending by our Direct Marketing operation in connection with planned decreases in catalog circulation; offset by

•                  higher incentive compensation requirements by approximately 0.7% of revenues.

Income from credit card program, net.  We earned HSBC Program Income of $29.7 million, or 1.5% of revenues, in year-to-date fiscal 2010 compared to $23.2 million, or 1.1% of revenues, in year-to-date fiscal 2009 primarily due to lower shared credit card losses.

Depreciation expense.  Depreciation expense was $70.2 million, or 3.6% of revenues, in year-to-date fiscal 2010 compared to $77.7 million, or 3.8% of revenues, in year-to-date fiscal 2009.  The decrease in depreciation expense as a percentage of revenues, results primarily from recent lower levels of capital spending and delays in certain real estate projects in response to current economic conditions.

Amortization expense.  Amortization of intangible assets (primarily customer lists and favorable lease commitments) aggregated $36.6 million, or 1.9% of revenues, in year-to-date fiscal 2010 compared to $36.1 million, or 1.7% of revenues, in year-to-date fiscal 2009.

Impairment charges.  In the second quarter of fiscal year 2009, we recorded impairment charges, related primarily to our tradenames and goodwill, aggregating $560.1 million in connection with the review of our long-lived assets for recoverability, as more fully explained in Note 2 in our notes to condensed consolidated financial statements.

Segment operating earnings (loss).  Segment operating earnings (loss) for our Specialty Retail stores and Direct Marketing segments do not reflect either the impact of adjustments to revalue our assets and liabilities to estimated fair value at the Acquisition date or impairment charges related to declines in fair value subsequent to the Acquisition date.  The reconciliation of segment operating earnings (loss) to total operating earnings (loss) is as follows:

	Twenty-Six weeks ended
(in millions)	January 30, 2010	January 31, 2009
Specialty Retail stores	$154.9	$84.8
Direct Marketing	62.4	36.7
Amortization of intangible assets and favorable lease commitments	(36.6)	(36.1)
Corporate expenses	(29.0)	(26.9)
Other expenses	(9.7)	(9.5)
Impairment charges	—	(560.1)
Total operating earnings (loss)	$142.0	$(511.1)

Operating earnings for our Specialty Retail stores segment were $154.9 million, or 9.7% of Specialty Retail stores revenues, for year-to-date fiscal 2010 compared to $84.8 million, or 5.0% of Specialty Retail stores revenues, for the prior year fiscal period.  The increase in operating margin as a percentage of revenues was primarily due to:

•                  lower net markdowns;

•                  favorable payroll, net of related benefits, primarily due to savings realized as a result of our initiatives to control our expenses; offset by

•                  higher incentive compensation requirements.

Operating earnings for Direct Marketing were $62.4 million, or 16.9% of Direct Marketing revenues, in year-to-date fiscal 2010 compared to $36.7 million, or 10.0% of Direct Marketing revenues, for the prior year fiscal period.  The increase in operating margin as a percentage of revenues for Direct Marketing was primarily the result of:

•                  lower net markdowns;

•                  a lower level of spending for advertising and promotion costs; and

•                  favorable payroll and related costs primarily due to our initiatives to control expenses; offset by

•                  higher incentive compensation requirements.

Interest expense, net.  Net interest expense was $118.4 million, or 6.0% of revenues, in year-to-date fiscal 2010 and $116.4 million, or 5.6% of revenues, for the prior year fiscal period.  The significant components of interest expense are as follows:

	Twenty-Six weeks ended
(in thousands)	January 30, 2010	January 31, 2009

Senior Secured Term Loan Facility	$41,573	$47,871
2028 Debentures	4,433	4,453
Senior Notes	34,269	31,461
Senior Subordinated Notes	25,795	26,091
Amortization of debt issue costs	9,340	7,109
Other	3,480	1,691
Total interest expense	118,890	118,676
Less:
Interest income	328	1,771
Capitalized interest	193	479
Interest expense, net	$118,369	$116,426

Income tax expense (benefit).  Our effective income tax rate for year-to-date fiscal 2010 was 47.1% compared to 20.9% for year-to-date fiscal 2009.  No income tax benefit exists related to the $291.1 million of goodwill impairment charges recorded in the second quarter of fiscal year 2009.  Excluding the impact of the goodwill impairment charges, our effective income tax rate was 39.0% for year-to-date fiscal 2009.  Increases in our effective tax rate for year-to-date fiscal 2010 compared to the corresponding period in fiscal year 2009 is primarily attributable to the relative significance of non-taxable income and non-deductible expenses to our estimated taxable loss in the current year.

Non-GAAP Financial Measure — EBITDA and Adjusted EBITDA

We present the non-GAAP financial performance measures of EBITDA and Adjusted EBITDA because we use these measures to monitor and evaluate the performance of our business and believe the presentation of these measures will enhance investors’ ability to analyze trends in our business, evaluate our performance relative to other companies in our industry and evaluate our ability to service our debt.  In addition, we use performance targets based on Adjusted EBITDA as a component of the measurement of incentive compensation as described in our Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA and Adjusted EBITDA may vary from others in our industry.  In addition, EBITDA and Adjusted EBITDA contain some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements and indentures governing NMG’s senior secured Asset-Based Revolving Credit Facility, Senior Secured Term Loan Facility, Senior

Notes and Senior Subordinated Notes.  EBITDA and Adjusted EBITDA should not be considered as alternatives to operating earnings (loss) or net earnings (loss) as measures of operating performance.  In addition, EBITDA and Adjusted EBITDA are not presented as and should not be considered as alternatives to cash flows as measures of liquidity.  EBITDA and Adjusted EBITDA have important limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.  For example, EBITDA and Adjusted EBITDA:

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

The following table reconciles net earnings (loss) as reflected in our condensed consolidated statements of operations prepared in accordance with GAAP to EBITDA and Adjusted EBITDA:

	Thirteen weeks ended			Twenty-Six weeks ended
(dollars in millions)	January 30, 2010	January 31, 2009		January 30, 2010	January 31, 2009

Net earnings (loss)	$4.0	$(509.2	)(1)	$12.5	$(496.3	)(1)
Income tax expense (benefit)	4.2	(142.0)		11.1	(131.2)
Interest expense, net	59.0	58.6		118.4	116.4
Depreciation expense	34.4	39.1		70.2	77.7
Amortization of intangible assets and favorable lease commitments	18.3	18.0		36.6	36.1
EBITDA	$119.9	$(535.5	)(1)	$248.8	$(397.3	)(1)
EBITDA as a percentage of revenues	10.9%	(49.6)%		12.6%	(19.2)%
Non-cash impairment of long-lived assets	—	560.1		—	560.1
Adjusted EBITDA	$119.9	$24.6		$248.8	$162.8
Adjusted EBITDA as a percentage of revenues	10.9%	2.3%		12.6%	7.9%

(1)          For quarter-to-date and year-to-date fiscal 2009, operating loss and EBITDA include pretax impairment charges related to 1) $291.1 million for the writedown to fair value of goodwill, 2) $242.2 million for the writedown to fair value of the net carrying value of tradenames and 3) $26.8 million for the writedown to fair value of the net carrying value of certain long-lived assets.

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

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of inventories.  We have typically financed the increases in working capital needs during the first and second fiscal quarters with available cash balances, cash flows from operations and, if necessary, with cash provided from borrowings under our credit facilities.  We have made no borrowings under our Asset-Based Revolving Credit Facility during the year-to-date fiscal periods of either 2010 or 2009.

We believe that operating cash flows, cash balances, available vendor financing and amounts available pursuant to our senior secured Asset-Based Revolving Credit Facility, will be sufficient to fund our operations, anticipated capital expenditure requirements, debt service obligations, contractual obligations and commitments and Pension Plan funding requirements through the remainder of fiscal year 2010.

At January 30, 2010, cash and cash equivalents were $500.7 million compared to $223.2 million at January 31, 2009. Net cash provided by our operating activities was $232.4 million in year-to-date fiscal 2010 compared to $49.8 million in year-to-date fiscal 2009.  This change was primarily due to the improvement in operating earnings and lower working capital requirements attributable to the closer alignment of on-hand inventories to customer demand in fiscal year 2010.

Net cash used for investing activities, representing capital expenditures, was $28.4 million in year-to-date fiscal 2010 and $64.5 million in year-to-date fiscal 2009.  We incurred capital expenditures in year-to-date fiscal 2010 related to the construction of our new store in Bellevue (suburban Seattle).  We incurred significant capital expenditures in year-to-date fiscal 2009 related to the construction of new stores in Topanga (the greater Los Angeles area) and Bellevue. We opened our Topanga store in September 2008 and our Bellevue store in September 2009.  In response to current economic conditions and delays in certain real estate projects, we have reduced our current and near-term construction commitments and currently project gross capital expenditures for fiscal year 2010 to be approximately $70 to $80 million.  Net of developer contributions, capital expenditures for fiscal year 2010 are projected to be approximately $55 to $65 million.

Net cash used for financing activities was $26.8 million in year-to-date fiscal 2010 as compared to $1.2 million in year-to-date fiscal 2009.  In the first quarter of fiscal year 2010, pursuant to the terms of our Senior Secured Term Loan Facility, we prepaid $26.6 million of outstanding borrowings under that facility from excess cash flow that we generated in fiscal year 2009.

Financing Structure at January 30, 2010

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

The Asset-Based Revolving Credit Facility provides committed financing of up to $600.0 million, subject to a borrowing base.  The Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice.  The borrowing base for the Asset-Based Revolving Credit Facility is equal to at any time the sum of (a) the lesser of (i) 80% of eligible inventory (valued at the lower of cost or market value) and (ii) 85% of the net orderly liquidation value of eligible inventory, and (b) 85% of the amounts owed by credit card processors in respect of eligible credit card accounts constituting proceeds arising from the sale or disposition of inventory, less certain reserves.   Through April 30, 2011 NMG is required to maintain excess availability under the terms of the Asset-Based Revolving Credit Facility of at least the greater of (a) 10% of the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base and (b) $50 million.  After April 30, 2011, if at any time, excess availability is less than the greater of (a) 15% of the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base and (b) $60 million, NMG will be required to maintain a pro forma ratio of consolidated EBITDA to consolidated Fixed Charges (as such terms are defined in the credit agreement) of at least 1.1 to 1.0.  On January 30, 2010, NMG had no borrowings outstanding under this facility, $31.1 million of outstanding letters of credit and $430.1 million of unused borrowing availability.

See Note 3 of our Notes to Condensed Consolidated Financial Statements in Item 1 and our Annual Report on Form 10-K for the fiscal year ended August 1, 2009 for a further description of the terms of the Asset-Based Revolving Credit Facility.

Senior Secured Term Loan Facility.  In October 2005, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility.  At January 30, 2010, the outstanding balance under the Senior Secured Term Loan Facility was $1,598.4 million.  The principal amount of the loans outstanding is due and payable in full on April 6, 2013.

At January 30, 2010, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 2.26% at January 30, 2010.  The applicable margin is subject to adjustment based on contractually defined debt coverage ratios.  At January 30, 2010, the applicable margin with respect to base rate borrowings was 1.00% and the applicable margin with respect to LIBOR borrowings was 2.00%.

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

For the quarterly periods ending on January 15, 2010 and April 15, 2010, we elected to pay cash interest.  Prior to the beginning of each eligible interest period in the future, we will evaluate whether to continue utilizing this PIK feature, taking into account market conditions and other relevant factors at that time. After October 15, 2010, we are required to make all interest payments on the Senior Notes entirely in cash.

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

Interest Rate Swaps.  In connection with the Acquisition, we obtained $2,575.0 million of floating rate debt agreements, of which $2,125.0 million was outstanding at the Acquisition date and $1,598.4 million is outstanding at January 30, 2010.  Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  These swap agreements hedge a portion of our contractual floating rate interest commitments through the expiration of the agreements in December 2010.  As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.882% to 6.983% per quarter through 2010 and result in an average fixed rate of 6.930%.

Interest Rate Caps.  In addition to interest rate swap agreements, we also use interest rate cap agreements to manage our floating rate debt.  Effective January 19, 2010, NMG entered into interest rate cap agreements for an aggregate notional amount of $500.0 million in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness once the interest rate swap expires on December 6, 2010.  The interest rate cap agreements commence on December 6, 2010 and expire on December 6, 2012.  Pursuant to the interest rate cap agreements, NMG has capped LIBOR at 2.50% through December 6, 2012 with respect to the $500.0 million notional amount of such agreements.  In the event LIBOR is less than 2.5%, NMG will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than 2.5%, NMG will pay interest at the capped rate of 2.5%.

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

•                  changes in our proprietary credit card arrangement which may occur upon expiration of our current Program Agreement with HSBC in July 2010 and the execution of a replacement agreement;

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

Recent Accounting Pronouncements.  In December 2007, the FASB issued guidance that addresses the recognition and accounting for identifiable assets acquired, liabilities assumed and non-controlling interests in business combinations.  In addition, this guidance changes the accounting treatment for certain acquisition-related items, including requirements to expense acquisition-related costs as incurred, expense restructuring costs associated with an acquired business and recognize post-acquisition changes in tax uncertainties associated with a business combination as a component of tax expense.  These rules are to be applied prospectively to business combinations for which the acquisition date is on or after December 15, 2008.  Generally, the effect of this guidance will depend on future acquisitions.  However, the accounting for the resolution of any tax uncertainties remaining as of January 30, 2010 related to the Acquisition will be subject to the provisions of this guidance.  As to the future resolution of these tax uncertainties, we do not believe these requirements will have a material impact on our future financial statements.

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

In connection with the Acquisition, NMG obtained $2,575.0 million of floating rate debt agreements, of which $2,125.0 million was outstanding at the Acquisition date and $1,598.4 million is outstanding under its Senior Secured Term Loan Facility at January 30, 2010.  In addition, as of January 30, 2010, NMG had no borrowings outstanding under its Asset-Based Revolving Credit Facility.  Future borrowings under NMG’s Asset-Based Revolving Facility, to the extent of outstanding borrowings, would be affected by interest rate changes.

Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  These swap agreements hedge a portion of our contractual floating rate interest commitments through the expiration of the agreements in December 2010.  As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.882% to 6.983% per quarter through 2010 and result in an average fixed rate of 6.930%.  A 1% increase in the rates relating to the portion of our floating rate date that is not hedged would increase annual interest expense by approximately $6.0 million.

In addition to interest rate swap agreements, we also use interest rate cap agreements to manage our floating rate debt.  Effective January 19, 2010, NMG entered into interest rate cap agreements for an aggregate notional amount of $500.0 million in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness once the interest rate swap expires on December 6, 2010.  The interest rate cap agreements commence on December 6, 2010 and expire on December 6, 2012.  Pursuant to the interest rate cap agreements, NMG has capped LIBOR at 2.50% through December 6, 2012 with respect to the $500.0 million notional amount of such agreements.  In the event LIBOR is less than 2.5%, NMG will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than 2.5%, NMG will pay interest at the capped rate of 2.5%.

The effects of changes in the U.S. equity and bond markets serve to increase or decrease the value of pension plan assets, resulting in increased or decreased cash funding by the Company. The Company seeks to manage exposure to adverse equity and bond returns by maintaining diversified investment portfolios and utilizing professional investment managers.

ITEM 4.  CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of January 30, 2010, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the design and operating effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b. Changes in Internal Control over Financial Reporting.

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. No change occurred in our internal controls over financial reporting during the quarter ended January 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We are highly leveraged.  As of January 30, 2010, the principal amount of NMG’s total indebtedness was approximately $2,976.2 million, the unused borrowing availability under the $600.0 million Asset-Based Revolving Credit Facility was $430.1 million and the outstanding letters of credit were $31.1 million.  NMG’s substantial indebtedness, combined with its lease and other financial obligations and contractual commitments, could have other important consequences. For example, it could:

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

In addition, NMG’s interest expense could increase if interest rates increase because the entire amount of the indebtedness under the senior secured credit facilities bears interest at floating rates.  As of January 30, 2010, NMG had approximately $1,598.4 million principal amount of floating rate debt, consisting of outstanding borrowings under the Senior Secured Term Loan Facility.  In addition, NMG has an Asset-Based Revolving Credit Facility that provides committed financing of up to $600.0 million, subject to a borrowing base.  As of January 30, 2010, NMG had no borrowings outstanding under this facility, $31.1 million of outstanding letters of credit and $430.1 million of unused borrowing availability.  Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.

In addition to interest rate swap agreements, we also use interest rate cap agreements to manage our floating rate debt.  Effective January 19, 2010, NMG entered into interest rate cap agreements for an aggregate notional amount of $500.0 million in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness once the interest rate swap expires on December 6, 2010.  The interest rate cap agreements commence on December 6, 2010 and expire on December 6, 2012.  Pursuant to the interest rate cap agreements, NMG has capped LIBOR at 2.50% through December 6, 2012 with respect to the $500.0 million notional amount of such agreements.  In the event LIBOR is less than 2.5%, NMG will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than 2.5%, NMG will pay interest at the capped rate of 2.5%.

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

Moreover, nearly all of the brands of our top designers are sold by competing retailers, and many of our top designers also have their own dedicated retail stores. If one or more of our top designers were to cease providing us with adequate supplies of merchandise for purchase or, conversely, were to 1) increase sales of merchandise through their own stores, 2) increase the sales of merchandise to our competitors or 3) alter the form in which their goods were made available to us for resale, our business could be adversely affected. In addition, any decline in the popularity or quality of any of our designer brands could adversely affect our business.

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

Some business processes that are dependent on technology are outsourced to third parties.  Such processes include credit card authorization and processing, insurance claims processing, payroll processing, record keeping for retirement and other benefit plans and other accounting processes.  In the second quarter of fiscal year 2010, we entered into agreements to outsource certain information technology functions.  In addition, we review outsourcing alternatives on a routine basis and may decide to outsource additional business processes in the future.  We make a diligent effort to ensure that all providers of outsourced services are observing proper internal control practices, such as redundant processing facilities; however, there are no guarantees that failures will not occur.  Failure of third parties to provide adequate services could have an adverse effect on our results of operations, financial condition or ability to accomplish our financial and management reporting.

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

The Program Agreement with HSBC expires in July 2010.  We are currently in negotiations with HSBC and other providers with respect to a replacement to the Program Agreement.  Based upon current market conditions, we believe the future income to the Company pursuant to any replacement arrangement will be lower than the current HSBC Program Income earned pursuant to the Program Agreement.  Any changes in our credit card arrangements may adversely affect our credit card program and ultimately, our business.

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

10.30

Credit Card Program Agreement, dated as of June 8, 2005, by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., HSBC Bank Nevada, N.A. and Household Corporation, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009. (2)

10.31

Servicing Agreement by and between The Neiman Marcus Group, Inc. and HSBC Bank Nevada, N.A., incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009. (2)

10.32*

Confidentiality, Non-Competition and Termination Benefits Agreement by and between Bergdorf Goodman, Inc., a New York corporation and a wholly owned subsidiary of The Neiman Marcus Group, Inc., and James J. Gold dated May 3, 2004. (1)

10.33*

Amendment to the Confidentiality, Non-Competition and Termination Benefits Agreement effective as of January 1, 2009 by and between Bergdorf Goodman, Inc., a New York corporation and wholly owned subsidiary of The Neiman Marcus Group, Inc. and James J. Gold incorporated herein by reference to Neiman Marcus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

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

10.56*

Second Amendment to the Neiman Marcus, Inc. Management Equity Incentive Plan effective as of November 16, 2009, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009.

10.57*

Form of Amended and Restated Stock Option Agreement between the Company and certain eligible key employees, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009.

10.58*

Form of Second Amended and Restated Stock Option Grant Agreement between the Company and certain eligible key employees, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009.

10.59

Tenth Amendment to Credit Card Program Agreement dated as of December 17, 2009 by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., HSBC Bank Nevada, N.A., and HSBC Private Label Corporation. (1) (2)

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

NEIMAN MARCUS, INC.

(Registrant)

Signature	Title	Date

/s/ T. Dale Stapleton	Vice President and Controller	March 9, 2010
T. Dale Stapleton	and Duly Authorized Officer
(principal accounting officer)