Form 10-Q
period 2010-05-01
Neiman Marcus, Inc.
filed 2010-06-08
CIK 1358651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 1, 2010

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

There were 1,013,082 shares of the registrant’s common stock, par value $.01 per share, outstanding at May 1, 2010.

NEIMAN MARCUS, INC.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except shares)	May 1, 2010	August 1, 2009	May 2, 2009

ASSETS
Current assets:
Cash and cash equivalents	$513,273	$323,425	$229,388
Merchandise inventories	779,376	755,034	865,980
Deferred income taxes	19,136	19,136	32,659
Other current assets	84,754	123,932	132,439
Total current assets	1,396,539	1,221,527	1,260,466

Property and equipment, net	926,838	992,715	1,015,060
Goodwill and intangible assets, net	3,224,003	3,278,947	3,437,578
Other assets	70,635	87,837	69,462
Total assets	$5,618,015	$5,581,026	$5,782,566

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$203,506	$233,990	$158,975
Accrued liabilities	379,147	302,886	347,421
Other current liabilities	34,088	26,617	—
Total current liabilities	616,741	563,493	506,396

Long-term liabilities:
Long-term debt	2,972,271	2,954,221	2,963,311
Deferred income taxes	697,173	697,810	771,409
Deferred real estate credits	96,920	96,420	95,140
Other long-term liabilities	236,846	350,247	354,041
Total long-term liabilities	4,003,210	4,098,698	4,183,901

Common stock (par value $0.01 per share, 5,000,000 shares authorized and 1,013,082 shares issued and outstanding at May 1, 2010, August 1, 2009 and May 2, 2009)	10	10	10
Additional paid-in capital	1,433,234	1,424,258	1,422,600
Accumulated other comprehensive loss	(65,274)	(104,587)	(98,028)
Accumulated deficit	(369,906)	(400,846)	(232,313)
Total shareholders’ equity	998,064	918,835	1,092,269
Total liabilities and shareholders’ equity	$5,618,015	$5,581,026	$5,782,566

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Thirteen weeks ended
(in thousands)	May 1, 2010	May 2, 2009

Revenues	$895,169	$810,086
Cost of goods sold including buying and occupancy costs (excluding depreciation)	553,227	514,765
Selling, general and administrative expenses (excluding depreciation)	220,693	200,515
Income from credit card program, net	(17,060)	(10,494)
Depreciation expense	34,719	36,667
Amortization of intangible assets	13,845	13,845
Amortization of favorable lease commitments	4,469	4,469

Operating earnings	85,276	50,319

Interest expense, net	59,390	58,250

Earnings (loss) before income taxes	25,886	(7,931)

Income tax expense (benefit)	7,431	(4,796)

Net earnings (loss)	$18,455	$(3,135)

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Thirty-Nine weeks ended
(in thousands)	May 1, 2010	May 2, 2009

Revenues	$2,866,430	$2,875,253
Cost of goods sold including buying and occupancy costs (excluding depreciation)	1,848,936	1,953,877
Selling, general and administrative expenses (excluding depreciation)	677,090	686,959
Income from credit card program, net	(46,719)	(33,682)
Depreciation expense	104,923	114,378
Amortization of intangible assets	41,536	40,981
Amortization of favorable lease commitments	13,408	13,408
Impairment charges	—	560,159

Operating earnings (loss)	227,256	(460,827)

Interest expense, net	177,759	174,676

Earnings (loss) before income taxes	49,497	(635,503)

Income tax expense (benefit)	18,557	(135,990)

Net earnings (loss)	$30,940	$(499,513)

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Thirty-Nine weeks ended
(in thousands)	May 1, 2010	May 2, 2009

CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$30,940	$(499,513)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	173,890	179,430
Paid-in-kind interest	14,362	20,520
Impairment charges	—	560,159
Deferred income taxes	(26,153)	(98,357)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	5,281	8,021
	198,320	170,260
Changes in operating assets and liabilities:
Merchandise inventories	(24,342)	112,064
Other current assets	39,178	18,693
Other assets	5,832	(5,485)
Accounts payable and accrued liabilities	50,521	(237,533)
Deferred real estate credits	5,185	14,879
Funding of defined benefit pension plan	(15,000)	—
Net cash provided by operating activities	259,694	72,878

CASH FLOWS — INVESTING ACTIVITIES
Capital expenditures	(43,083)	(81,287)
Net cash used for investing activities	(43,083)	(81,287)

CASH FLOWS — FINANCING ACTIVITIES
Repayment of borrowings under senior term loan facility	(26,617)	—
Repayment of borrowings	(146)	(1,383)
Net cash used for financing activities	(26,763)	(1,383)

CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	189,848	(9,792)
Beginning balance	323,425	239,180
Ending balance	$513,273	$229,388

Supplemental Schedule of Cash Flow Information

Cash paid during the period for:
Interest	$155,909	$161,899
Income taxes	$3,816	$2,644
Noncash activities:
Adjustments to goodwill related to pre-acquisition tax contingencies	—	$(17,312)

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

The specialty retail industry is seasonal in nature, with a higher level of sales typically generated in the fall and holiday selling seasons.  Due to seasonal and other factors, the results of operations for the third quarter of fiscal year 2010 are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

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

Our fiscal year ends on the Saturday closest to July 31.  All references to the third quarter of fiscal year 2010 relate to the thirteen weeks ended May 1, 2010.  All references to the third quarter of fiscal year 2009 relate to the thirteen weeks ended May 2, 2009.  All references to year-to-date fiscal 2010 relate to the thirty-nine weeks ended May 1, 2010.  All references to year-to-date fiscal 2009 relate to the thirty-nine weeks ended May 2, 2009.

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

At May 1, 2010, August 1, 2009 and May 2, 2009, the fair values of cash and cash equivalents, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments.  See Notes 3 and 4 to the condensed consolidated financial statements for the estimated fair values of our debt and other financial instruments.

Recent Accounting Pronouncements.  In December 2007, the FASB issued guidance that addresses the recognition and accounting for identifiable assets acquired, liabilities assumed and non-controlling interests in business combinations.  In addition, this guidance changes the accounting treatment for certain acquisition-related items, including requirements to expense acquisition-related costs as incurred, expense restructuring costs associated with an acquired business and recognize post-acquisition changes in tax uncertainties associated with a business combination as a component of tax expense.  These rules are to be applied prospectively to business combinations for which the acquisition date is on or after December 15, 2008.  Generally, the effect of this guidance will depend on future acquisitions.  However, the accounting for the resolution of any tax uncertainties remaining as of May 1, 2010 related to the Acquisition will be subject to the provisions of this guidance. As to the future resolution of these tax uncertainties, we do not believe these requirements will have a material impact on our future financial statements.

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

In December 2008, the FASB issued guidance related to an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  This guidance is effective for fiscal years ending after December 15, 2009, or our fiscal year ending July 31, 2010.  We have evaluated the impact of adopting the disclosure requirements and have determined that the adoption of these disclosure requirements will expand the disclosures regarding plan assets in our consolidated financial statements for the fiscal year ending July 31, 2010.

In April 2009, the FASB issued guidance requiring additional disclosures in interim financial statements regarding determining and reporting fair values for certain assets and liabilities.  We adopted this guidance in the first quarter of fiscal year 2010 related to the fair value of our debt instruments.

In June 2009, the FASB issued guidance that establishes the Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles.  This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009, or our first quarter of fiscal year 2010 ended October 31, 2009.  The adoption of this guidance did not have an impact on our consolidated financial statements.

2.              Goodwill and Intangible Assets, Net

(in thousands)	May 1, 2010	August 1, 2009	May 2, 2009

Goodwill	$1,263,433	$1,263,433	$1,302,787
Tradenames	1,234,457	1,235,290	1,336,530
Customer lists, net	327,957	368,660	382,228
Favorable lease commitments, net	398,156	411,564	416,033
Goodwill and intangible assets, net	$3,224,003	$3,278,947	$3,437,578

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

Total impairment charges recorded in fiscal year 2009 were as follows:

(in thousands)	Specialty Retail stores	Direct Marketing	Total

Property and equipment	$30,348	$—	$30,348
Tradenames	311,835	31,374	343,209
Goodwill	329,709	—	329,709
	$671,892	$31,374	$703,266

3.              Long-term Debt

The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	May 1, 2010	August 1, 2009	May 2, 2009

Senior Secured Term Loan Facility	variable	$1,598,383	$1,625,000	$1,625,000
2028 Debentures	7.125%	121,443	121,297	121,248
Senior Notes	9.0%/9.75%	752,445	734,541	717,063
Senior Subordinated Notes	10.375%	500,000	500,000	500,000
Total debt		2,972,271	2,980,838	2,963,311
Less: current portion of Senior Secured Term Loan Facility		—	(26,617)	—
Long-term debt		$2,972,271	$2,954,221	$2,963,311

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

The Asset-Based Revolving Credit Facility provides committed financing of up to $600.0 million, subject to a borrowing base.  The Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice.  The borrowing base for the Asset-Based Revolving Credit Facility is equal to at any time the sum of (a) the lesser of (i) 80% of eligible inventory (valued at the lower of cost or market value) and (ii) 85% of the net orderly liquidation value of eligible inventory, and (b) 85% of the amounts owed by credit card processors in respect of eligible credit card accounts constituting proceeds arising from the sale or disposition of inventory, less certain reserves.  Through April 30, 2011, NMG is required to maintain excess availability under the terms of the Asset-Based Revolving Credit Facility of at least the greater of (a) 10% of the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base and (b) $50 million.  After April 30, 2011, if at any time, excess availability is less than the greater of (a) 15% of the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base and (b) $60 million, NMG will be required to maintain a pro forma ratio of consolidated EBITDA to consolidated Fixed Charges (as such terms are defined in the credit agreement) of at least 1.1 to 1.0.  On May 1, 2010, NMG had no borrowings outstanding under this facility, $31.1 million of outstanding letters of credit and $486.2 million of unused borrowing availability.

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

All obligations under the Asset-Based Revolving Credit Facility are guaranteed by the Company and certain of NMG’s existing and future domestic subsidiaries.  All obligations under NMG’s Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of the Company, NMG and the subsidiaries that have guaranteed the Asset-Based Revolving Credit Facility (subsidiary guarantors). As of May 1, 2010, there were no assets or liabilities held by non-guarantor subsidiaries.

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

Senior Secured Term Loan Facility.  In October 2005, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility.  At May 1, 2010, the outstanding balance under the Senior Secured Term Loan Facility was $1,598.4 million.  The principal amount of the loans outstanding is due and payable in full on April 6, 2013.

At May 1, 2010, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 2.25% at May 1, 2010.  The applicable margin is subject to adjustment based on contractually defined debt coverage ratios.  At May 1, 2010, the applicable margin with respect to base rate borrowings was 1.00% and the applicable margin with respect to LIBOR borrowings was 2.00%.

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

The fair value of the Senior Secured Term Loan Facility was approximately $1,530.5 million at May 1, 2010, $1,332.5 million at August 1, 2009 and $1,113.1 million at May 2, 2009 based on prevailing market rates at this time.

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

The fair value of the 2028 Debentures was approximately $115.6 million at May 1, 2010, $95.6 million at August 1, 2009 and $68.8 million at May 2, 2009 based on quoted market prices.

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

For the quarterly interest periods ending January 15, 2010, April 15, 2010 and July 15, 2010, we elected to pay cash interest.  Prior to the beginning of each eligible interest period in the future, we will evaluate whether to continue utilizing this PIK feature, taking into account market conditions and other relevant factors at that time. After October 15, 2010, we are required to make all interest payments on the Senior Notes entirely in cash.

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

The fair value of NMG’s Senior Notes was approximately $771.3 million at May 1, 2010, $539.9 million at August 1, 2009 and $394.4 million at May 2, 2009 based on quoted market prices.

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

The fair value of NMG’s Senior Subordinated Notes was approximately $526.9 million at May 1, 2010, $355.0 million at August 1, 2009 and $275.0 million at May 2, 2009 based on quoted market prices.

Maturities of Long-Term Debt.  At May 1, 2010, annual maturities of long-term debt during the next five fiscal years and thereafter are as follows (in millions):

2011	$—
2012	—
2013	1,598.4
2014	—
2015	—
Thereafter	1,373.9

The above table does not reflect either future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility or any future PIK Interest election that we may make through October 15, 2010.

Interest expense.  The significant components of interest expense are as follows:

	Thirteen weeks ended		Thirty-Nine weeks ended
(in thousands)	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009

Senior Secured Term Loan Facility	$20,816	$21,903	$62,388	$69,774
2028 Debentures	2,227	2,227	6,660	6,680
Senior Notes	17,116	17,332	51,385	48,793
Senior Subordinated Notes	12,969	12,969	38,764	39,060
Amortization of debt issue costs	4,683	3,554	14,023	10,663
Other	1,795	867	5,277	2,558
Total interest expense	59,606	58,852	178,497	177,528
Less:
Interest income	135	385	463	2,156
Capitalized interest	81	217	275	696
Interest expense, net	$59,390	$58,250	$177,759	$174,676

4.              Derivative Financial Instruments

Interest Rate Swaps.  In connection with the Acquisition, we obtained $2,575.0 million of floating rate debt agreements, of which $2,125.0 million was outstanding at the Acquisition date and $1,598.4 million is outstanding at May 1, 2010.  Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  These swap agreements hedge a portion of our contractual floating rate interest commitments through the expiration of the agreements in December 2010.  As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.891% to 6.983% per quarter through 2010 and result in an average fixed rate of 6.945%.

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

Interest Rate Caps.  In addition to interest rate swap agreements, we also use interest rate cap agreements to manage our floating rate debt.  Effective January 19, 2010, NMG entered into interest rate cap agreements for an aggregate notional amount of $500.0 million in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness once the interest rate swap expires on December 6, 2010.  The interest rate cap agreements commence on December 6, 2010 and expire on December 6, 2012.  Pursuant to the interest rate cap agreements, NMG has capped LIBOR at 2.50% through December 6, 2012 with respect to the $500.0 million notional amount of such agreements.  In the event LIBOR is less than 2.50%, NMG will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than 2.50%, NMG will pay interest at the capped rate of 2.50%.

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

Fair Value.  The fair values of the interest rate swaps and interest rate caps are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (Level 2).  A summary of the recorded assets (liabilities) with respect to our derivative financial instruments included in our condensed consolidated balance sheets is as follows:

(in thousands)	May 1, 2010	August 1, 2009	May 2, 2009

Interest rate caps (included in other long-term assets)	$3,797	$—	$—

Interest rate swaps (included in other current liabilities)	$(34,088)	$—	$—

Interest rate swaps (included in other long-term liabilities)	$—	$(57,750)	$(61,075)

Accumulated other comprehensive loss, net of taxes	$22,656	$35,508	$37,647

A summary of the recorded amounts related to our interest rate swaps reflected in our condensed consolidated statements of operations are as follows:

	Thirteen weeks ended		Thirty-Nine weeks ended
(in thousands)	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009

Realized hedging losses — included in interest expense, net	$11,713	$8,103	$34,234	$19,181

Ineffective hedging losses — included in interest expense, net	$224	$177	$653	$469

The amount of losses recorded in other comprehensive loss at May 1, 2010 that is expected to be reclassified into interest expense in the next twelve months, if interest rates remain unchanged, is approximately $34.1 million.

5.              Employee Benefit Plans

Description of Benefit Plans.  We sponsor a defined benefit pension plan (Pension Plan) and an unfunded supplemental executive retirement plan (SERP Plan) which provides certain employees additional pension benefits. Benefits under both plans are based on the employees’ years of service and compensation over defined periods of employment.  We froze benefits offered to a significant portion of participating employees under our Pension Plan and SERP Plan effective December 31, 2007.  In the third quarter of fiscal year 2010, we froze benefits offered to all remaining employees under our Pension Plan and SERP Plan.  Retirees and active employees hired prior to March 1, 1989 are eligible for certain limited postretirement health care benefits (Postretirement Plan) if they meet certain service and minimum age requirements.

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

Benefit Obligations.  Obligations for our employee benefit plans, included in other long-term liabilities, are as follows:

(in thousands)	May 1, 2010	August 1, 2009	May 2, 2009

Pension Plan	$107,571	$156,001	$155,171
SERP Plan	87,685	92,152	88,813
Postretirement Plan	17,748	17,920	20,329
	213,004	266,073	264,313
Less: current portion	(5,069)	(5,069)	(4,165)
Long-term portion of benefit obligations	$207,935	$261,004	$260,148

In connection with the actions taken in the third quarter of fiscal year 2010 to freeze benefits to all remaining participants in the Pension Plan and SERP Plan, we remeasured both our plan assets and benefit obligations during the third quarter of fiscal year 2010 and recorded the following adjustments:

•                  we decreased our recorded liability for projected benefit obligations payable by the Pension Plan by $23.3 million and by the SERP Plan by $1.2 million to equal their unfunded status as of March 31, 2010.  The $23.3 million decrease in our Pension Plan was driven by an increase in the fair value of our pension plan assets and an increase in our discount rate from 5.9% at August 1, 2009 to 6.0% at March 31, 2010; and

•                  we further reduced our recorded liabilities for projected benefit obligations payable by the Pension Plan by $16.6 million and by the SERP Plan by $8.4 million to reflect the impact of freezing benefits provided under these plans as of July 31, 2010.  Of the aggregate gain of $25.0 million, $23.5 million was recorded as a reduction of accumulated other comprehensive loss and $1.5 million was recognized as a curtailment gain.

As of May 1, 2010, we have $42.6 million (net of taxes of $27.7 million) of adjustments to our benefit obligations recorded as increases to accumulated other comprehensive loss.

Costs of Benefits.  The components of the expenses we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Thirteen weeks ended		Thirty-Nine weeks ended
(in thousands)	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009
Pension Plan:
Service cost	$1,394	$1,592	$4,251	$4,467
Interest cost	6,182	6,195	18,840	18,165
Expected return on plan assets	(6,522)	(6,584)	(19,447)	(19,464)
Net amortization of losses	188	—	753	—
Pension Plan expense	$1,242	$1,203	$4,397	$3,168

SERP Plan:
Service cost	$166	$181	$508	$507
Interest cost	1,324	1,337	4,079	3,975
SERP Plan expense	$1,490	$1,518	$4,587	$4,482
Curtailment gain	$1,479	$—	$1,479	$—

Postretirement Plan:
Service cost	$18	$23	$54	$69
Interest cost	254	336	763	1,008
Net amortization of prior service cost	(172)	—	(515)	—
Net amortization of losses	90	70	269	211
Postretirement Plan expense	$190	$429	$571	$1,288

Funding Policy and Plan Assets.  Our policy is to fund the Pension Plan at or above the minimum required by law. In fiscal year 2009, we were not required to make contributions to the Pension Plan; however, we made a voluntary $15.0 million contribution to our Pension Plan in the fourth quarter of fiscal year 2009.  Based upon currently available information, we will not be required to make contributions to the Pension Plan during fiscal year 2010.  However, in March 2010, we made a voluntary $15.0 million contribution to our Pension Plan.  We will continue to evaluate voluntary contributions to our Pension Plan based upon the unfunded position of the Pension Plan, our available liquidity and other factors.

6.              Income Taxes

Our effective income tax rate for the third quarter of fiscal year 2010 was 28.7% compared to 60.5% for the third quarter of fiscal year 2009.  Our effective income tax rate for year-to-date fiscal 2010 was 37.5% compared to 21.4% for year-to-date fiscal 2009.  No income tax benefit exists related to the $291.1 million of goodwill impairment charges recorded in the second quarter of fiscal year 2009.  Excluding the impact of the goodwill impairment charges, our effective income tax rate was 39.5% for year-to-date fiscal 2009.  Changes in our effective tax rates for the third quarter and year-to-date fiscal 2010 periods compared to the corresponding periods in fiscal year 2009 are primarily attributable to the relative significance of non-taxable income and non-deductible expenses to our estimated taxable income in the current year.  In addition, our effective income tax rate for the third quarter of fiscal year 2009 was favorably impacted by a tax benefit of $1.3 million as a result of the completion of the IRS examination of fiscal years 2005 and 2006.

At May 1, 2010, the gross amount of unrecognized tax benefits was $6.8 million, all of which would impact our effective tax rate, if recognized.  We classify interest and penalties as a component of income tax expense (benefit) and our liability for accrued interest and penalties was $6.2 million as of May 1, 2010.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  During the third quarter of fiscal year 2009, we closed the IRS examination of fiscal years 2005 and 2006 and received net refunds of approximately $2.8 million.  In addition, as a result of the completion of the audit and IRS determination regarding certain deductions taken in connection with the Acquisition, we recorded a decrease in the gross amount of unrecognized tax benefits of $13.7 million and a decrease in accrued interest and penalties of $2.2 million in the third quarter of fiscal year 2009. This $15.9 million reduction in our liability for unrecognized tax benefits resulted in a decrease to goodwill of $17.3 million and a tax benefit of $1.3 million, offset by a decrease to deferred tax liabilities of $2.7 million.

The IRS is examining our federal tax return for fiscal year 2007.  We believe our recorded tax liabilities as of May 1, 2010 are sufficient to cover any potential assessments to be made by the IRS upon the completion of their examination. We will continue to monitor the progress of the IRS examination and review our recorded tax liabilities for potential audit assessments.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2005.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our consolidated financial statements.

7.              Stock-Based Compensation

The Company has approved equity-based management arrangements which authorize equity awards to be granted to certain management employees for up to 87,992 shares of the common stock of the Company.  Options generally vest over four to five years and expire six to eight years from the date of grant.

The exercise prices of certain of our options escalate at a 10% compound rate per year (Accreting Options) until the earlier to occur of (i) exercise, (ii) a defined anniversary of the date of grant (four to five years) or (iii) the occurrence of a change in control. However, in the event the Sponsors cause the sale of shares of the Company to an unaffiliated entity, the exercise price will cease to accrete at the time of the sale with respect to a pro rata portion of the accreting options.  The exercise price with respect to all other options (Fixed Price Options) is fixed at the grant date.

Stock Option Modification.  In the second quarter of fiscal year 2010, the Compensation Committee approved 1) a tender offer for outstanding Accreting Options to purchase 26,614 shares (Eligible Options), 2) the extension of the option term with respect to Fixed Price Options for 25,236 shares to October 6, 2017 and 3) the modification of additional Fixed Price Options to purchase 1,378 shares.  In the third quarter of fiscal year 2010, the Compensation Committee approved 1) the extension of the exercise term with respect to Fixed Price Options to purchase 7,269 shares to October 6, 2015 and 2) the repricing of Accreting Options to purchase 8,502 shares.  The stock option modifications effected in both the second and third quarters of fiscal year 2010 are collectively referred to as the Modification Transactions.  The Modification Transactions were taken in response to declines in capital markets and general economic conditions that have resulted in the exercise prices for our prior options to be in excess of the estimated fair value of our common stock.

In connection with the modifications of the Accreting Options, option holders were allowed to tender their Eligible Options for new options at an exchange rate of 1.5 Eligible Options to 1.0 new option.  The new options issued 1) have an initial exercise price of $1,000 per share which exercise price will escalate at a 10% compound rate per year through the fourth anniversary of the grant date, 2) vest over four years and 3) generally expire eight years after the grant date.  The tender offer was completed in December 2009 with the tender of all Eligible Options and the issuance of 17,743 new options.  The modification completed in April 2010 resulted in the tender of Eligible Options for the purchase of 8,502 shares and the issuance of 5,668 new options.

In connection with the Modification Transactions, we incurred additional compensation charges aggregating $1.8 million in the second quarter of fiscal year 2010 and $3.4 million in the third quarter of fiscal year 2010 to recognize the excess of the post-modification fair value of vested options over the pre-modification fair value of such options.

Outstanding Stock Options.  A summary of the status of our stock option plan is as follows:

	May 1, 2010		August 1, 2009		May 2, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	79,399	$1,585	83,147	$1,507	83,147	$1,507
Granted	31,579	1,019	—	—	—	—
Exercised	—	—	(855)	1,684	(855)	1,684
Cancelled	(36,494)	2,132	—	—	—	—
Forfeited	(3,688)	1,587	(2,893)	1,617	(2,893)	1,617
Outstanding at end of period	70,796	$1,147	79,399	$1,585	79,399	$1,585
Options exercisable at end of period	36,785	$1,230	60,857	$1,542	58,195	$1,534

At May 1, 2010, Accreting Options were outstanding for 26,309 shares and Fixed Price Options were outstanding for 44,487 shares.

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

We use the Black-Scholes option-pricing model to determine the fair value of our options as of the date of grant.  A summary of our fiscal year 2010 grants and the weighted average fair value assumptions is as follows:

	Options Issued in Connection with Modification Transactions		Other Grants
	Fixed Price Options	Accreting Options	Fixed Price Options	Accreting Options
Options Granted	1,378	23,411	3,395	3,395
Exercise Price at May 1, 2010	$1,445	$1,000	$1,000	$1,000
Term in Years	8	8	8	8
Volatility	53.4%	53.8%	53.4%	53.4%
Risk-Free Rate	3.3%	3.1%	3.3%	3.3%
Dividend Yield	—	—	—	—
Fair Value	$465	$439	$541	$462

Expected volatility is based on a combination of NMG’s historical volatility adjusted for our leverage and estimates of implied volatility of our peer group.

We recognize compensation expense for stock options on a straight-line basis over the vesting period.  Excluding the compensation charges recorded in connection with the Modification Transactions, we recognized non-cash stock compensation expense of $3.8 million in year-to-date fiscal 2010 and $4.3 million in year-to-date fiscal 2009, which is included in selling, general and administrative expenses.  At May 1, 2010, unearned non-cash stock-based compensation that we expect to recognize as expense through fiscal year 2015 aggregates approximately $6.5 million.

8.              Transactions with Sponsors

Pursuant to a management services agreement with affiliates of the Sponsors, and in exchange for on-going consulting and management advisory services that are provided to us by the Sponsors and their affiliates, affiliates of the Sponsors receive an aggregate annual management fee equal to the lesser of (i) 0.25% of our consolidated annual revenues or (ii) $10 million. Affiliates of the Sponsors also receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with services provided pursuant to the agreement. These management fees are payable quarterly in arrears.  We recorded management fees of $7.2 million during year-to-date fiscal 2010 and $7.2 million during year-to-date fiscal 2009, which are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

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

The Program Agreement, as amended, provides for 1) the allocation between HSBC and NMG of additional income, if any, to be generated from the credit card program as a result of certain changes made to the terms of credit extended to our customers since the inception of the Program Agreement and 2) the allocation of certain credit card losses between HSBC and NMG.  Our estimated net liability to HSBC aggregated $3.5 million as of August 1, 2009 and $7.4 million as of May 2, 2009 while our estimated net receivable from HSBC at May 1, 2010 was $3.5 million.

The Program Agreement expires in July 2010.  We are currently in negotiations with HSBC with respect to a replacement to the Program Agreement.  Based upon current market conditions, we believe the future income to the Company pursuant to any replacement arrangement will be lower than the current HSBC Program Income earned pursuant to the Program Agreement and that a higher portion of such income will be based upon the future performance of the credit card portfolio.

10.       Commitments and Contingencies

Long-term Incentive Plan.  The Company has a long-term incentive plan (Long-term Incentive Plan) that provides for a cash incentive payable to certain employees upon a change of control, as defined, subject to the attainment of certain performance objectives.  Performance objectives and targets are based on cumulative EBITDA percentages for three year periods beginning in fiscal year 2006.  Earned awards for each completed performance period will be credited to a book account and will earn interest at a contractually defined annual rate until the award is paid.  Awards will be paid within 30 days of a change of control or the first day there is a public market of at least 20% of our total outstanding common stock.  As of May 1, 2010, the vested participant balance in the Long-Term Incentive Plan aggregated $5.1 million.

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

Litigation.  On April 30, 2010, a Class Action Complaint for Injunction and Equitable Relief was filed in the United States District Court for the Central District of California by Sheila Monjazeb, individually and on behalf of other members of the general public similarly situated, against the Company, Newton Holding, LLC, TPG Capital, L.P. and Warburg Pincus, LLC.  Plaintiff alleges that the Company and other defendants have engaged in various violations of the California Labor Code and Business and Professions Code, including without limitation (1) asking employees to work “off the clock,” (2) failing to provide meal and rest breaks to its employees, (3) improperly calculating deductions on paychecks delivered to its employees, and (4) failing to provide a chair or allow employees to sit during shifts.  Plaintiff seeks certification of the case as a class action, reimbursement for past wages and temporary, preliminary and permanent injunctive relief preventing defendants from allegedly continuing to violate the laws cited in the Complaint.  The Company intends to vigorously defend its interests in this matter.

We are currently involved in various other legal actions and proceedings that arose in the ordinary course of business. We believe that any liability arising as a result of these actions and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

11.       Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss, net of taxes:

(in thousands)	May 1, 2010	August 1, 2009	May 2, 2009

Unrealized loss on financial instruments	$(22,656)	$(35,508)	$(37,647)
Change in unfunded benefit obligations	(42,618)	(69,011)	(60,221)
Other	—	(68)	(160)
Total accumulated other comprehensive loss	$(65,274)	$(104,587)	$(98,028)

The components of other comprehensive income (loss) are:

	Thirty-Nine weeks ended
(in thousands)	May 1, 2010	May 2, 2009
Net earnings (loss) from condensed consolidated statements of operations	$30,940	$(499,513)
Change in unrealized loss on financial instruments	12,852	(15,892)
Change in unfunded benefit obligations	26,393	(72,523)
Other	68	(449)
Total comprehensive income (loss) for the period	$70,253	$(588,377)

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

The following tables set forth the information for our reportable segments:

	Thirteen weeks ended		Thirty-Nine weeks ended
(in thousands)	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009

REVENUES
Specialty Retail stores	$740,717	$665,559	$2,343,474	$2,363,222
Direct Marketing	154,452	144,527	522,956	512,031
Total	$895,169	$810,086	$2,866,430	$2,875,253

OPERATING EARNINGS (LOSS)
Specialty Retail stores	$98,038	$69,266	$252,945	$154,065
Direct Marketing	28,905	20,701	91,339	57,399
Corporate expenses	(13,799)	(12,433)	(42,808)	(39,353)
Other expenses (1)	(9,554)	(8,901)	(19,276)	(18,390)
Amortization of intangible assets and favorable lease commitments	(18,314)	(18,314)	(54,944)	(54,389)
Impairment charges (2)	—	—	—	(560,159)
Total	$85,276	$50,319	$227,256	$(460,827)

CAPITAL EXPENDITURES
Specialty Retail stores	$11,859	$14,962	$34,615	$72,608
Direct Marketing	2,842	1,781	8,468	8,679
Total	$14,701	$16,743	$43,083	$81,287

DEPRECIATION EXPENSE
Specialty Retail stores	$29,336	$31,347	$88,450	$97,082
Direct Marketing	3,616	3,739	11,214	12,973
Other	1,767	1,581	5,259	4,323
Total	$34,719	$36,667	$104,923	$114,378

	May 1, 2010	May 2, 2009
ASSETS
Tangible assets of Specialty Retail stores	$1,641,578	$1,826,036
Tangible assets of Direct Marketing	161,095	157,876
Corporate assets:
Intangible assets related to Specialty Retail stores	2,761,406	2,958,821
Intangible assets related to Direct Marketing	462,597	478,757
Other	591,339	361,076
Total	$5,618,015	$5,782,566

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

	May 1, 2010
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$512,378	$895	$—	$513,273
Merchandise inventories	—	686,719	92,657	—	779,376
Other current assets	—	94,951	8,939	—	103,890
Total current assets	—	1,294,048	102,491	—	1,396,539
Property and equipment, net	—	813,717	113,121	—	926,838
Goodwill and intangible assets, net	—	1,490,565	1,733,438	—	3,224,003
Other assets	—	68,843	1,792	—	70,635
Investments in subsidiaries	998,064	1,850,543	—	(2,848,607)	—
Total assets	$998,064	$5,517,716	$1,950,842	$(2,848,607)	$5,618,015
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$175,507	$27,999	$—	$203,506
Accrued liabilities	—	308,342	70,805	—	379,147
Other current liabilities	—	34,088	—	—	34,088
Total current liabilities	—	517,937	98,804	—	616,741
Long-term liabilities:
Long-term debt	—	2,972,271	—	—	2,972,271
Deferred income taxes	—	697,173	—	—	697,173
Other long-term liabilities	—	332,271	1,495	—	333,766
Total long-term liabilities	—	4,001,715	1,495	—	4,003,210
Total shareholders’ equity	998,064	998,064	1,850,543	(2,848,607)	998,064
Total liabilities and shareholders’ equity	$998,064	$5,517,716	$1,950,842	$(2,848,607)	$5,618,015

	August 1, 2009
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$322,766	$659	$—	$323,425
Merchandise inventories	—	676,973	78,061	—	755,034
Other current assets	—	133,438	9,630	—	143,068
Total current assets	—	1,133,177	88,350	—	1,221,527
Property and equipment, net	—	870,300	122,415	—	992,715
Goodwill and intangible assets, net	—	1,535,834	1,743,113	—	3,278,947
Other assets	—	85,983	1,854	—	87,837
Investments in subsidiaries	918,835	1,868,405	—	(2,787,240)	—
Total assets	$918,835	$5,493,699	$1,955,732	$(2,787,240)	$5,581,026
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$210,219	$23,771	$—	$233,990
Accrued liabilities	—	240,750	62,136	—	302,886
Current maturities of long-term liabilities	—	26,617	—	—	26,617
Total current liabilities	—	477,586	85,907	—	563,493
Long-term liabilities:
Long-term debt	—	2,954,221	—	—	2,954,221
Deferred income taxes	—	697,810	—	—	697,810
Other long-term liabilities	—	445,247	1,420	—	446,667
Total long-term liabilities	—	4,097,278	1,420	—	4,098,698
Total shareholders’ equity	918,835	918,835	1,868,405	(2,787,240)	918,835
Total liabilities and shareholders’ equity	$918,835	$5,493,699	$1,955,732	$(2,787,240)	$5,581,026

	May 2, 2009
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$228,169	$1,219	$—	$229,388
Merchandise inventories	—	756,253	109,727	—	865,980
Other current assets	—	156,108	8,990	—	165,098
Total current assets	—	1,140,530	119,936	—	1,260,466
Property and equipment, net	—	888,880	126,180	—	1,015,060
Goodwill and intangible assets, net	—	1,580,252	1,857,326	—	3,437,578
Other assets	—	67,587	1,875	—	69,462
Investments in subsidiaries	1,092,269	2,008,298	—	(3,100,567)	—
Total assets	$1,092,269	$5,685,547	$2,105,317	$(3,100,567)	$5,782,566
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$138,464	$20,511	$—	$158,975
Accrued liabilities	—	273,318	74,103	—	347,421
Total current liabilities	—	411,782	94,614	—	506,396
Long-term liabilities:
Long-term debt	—	2,963,311	—	—	2,963,311
Deferred income taxes	—	771,409	—	—	771,409
Other long-term liabilities	—	446,776	2,405	—	449,181
Total long-term liabilities	—	4,181,496	2,405	—	4,183,901
Total shareholders’ equity	1,092,269	1,092,269	2,008,298	(3,100,567)	1,092,269
Total liabilities and shareholders’ equity	$1,092,269	$5,685,547	$2,105,317	$(3,100,567)	$5,782,566

	Thirteen weeks ended May 1, 2010
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$745,391	$149,778	$—	$895,169
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	464,381	88,846	—	553,227
Selling, general and administrative expenses (excluding depreciation)	—	193,599	27,094	—	220,693
Income from credit card program, net	—	(15,915)	(1,145)	—	(17,060)
Depreciation expense	—	30,665	4,054	—	34,719
Amortization of intangible assets and favorable lease commitments	—	15,089	3,225	—	18,314
Operating earnings	—	57,572	27,704	—	85,276
Interest expense, net	—	59,389	1	—	59,390
Intercompany royalty charges (income)	—	50,423	(50,423)	—	—
Equity in (earnings) loss of subsidiaries	(18,455)	(78,126)	—	96,581	—
Earnings (loss) before income taxes	18,455	25,886	78,126	(96,581)	25,886
Income tax expense	—	7,431	—	—	7,431
Net earnings (loss)	$18,455	$18,455	$78,126	$(96,581)	$18,455

	Thirteen weeks ended May 2, 2009
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$688,582	$121,504	$—	$810,086
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	439,239	75,526	—	514,765
Selling, general and administrative expenses (excluding depreciation)	—	174,683	25,832	—	200,515
Income from credit card program, net	—	(9,440)	(1,054)	—	(10,494)
Depreciation expense	—	32,642	4,025	—	36,667
Amortization of intangible assets and favorable lease commitments	—	15,089	3,225	—	18,314
Operating earnings	—	36,369	13,950	—	50,319
Interest expense, net	—	58,248	2	—	58,250
Intercompany royalty charges (income)	—	40,528	(40,528)	—	—
Equity in loss (earnings) of subsidiaries	3,135	(54,476)	—	51,341	—
(Loss) earnings before income taxes	(3,135)	(7,931)	54,476	(51,341)	(7,931)
Income tax benefit	—	(4,796)	—	—	(4,796)
Net (loss) earnings	$(3,135)	$(3,135)	$54,476	$(51,341)	$(3,135)

	Thirty-Nine weeks ended May 1, 2010
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,393,814	$472,616	$—	$2,866,430
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,552,503	296,433	—	1,848,936
Selling, general and administrative expenses (excluding depreciation)	—	595,610	81,480	—	677,090
Income from credit card program, net	—	(43,045)	(3,674)	—	(46,719)
Depreciation expense	—	93,192	11,731	—	104,923
Amortization of intangible assets and favorable lease commitments	—	45,269	9,675	—	54,944
Operating earnings	—	150,285	76,971	—	227,256
Interest expense, net	—	177,757	2	—	177,759
Intercompany royalty charges (income)	—	148,480	(148,480)	—	—
Equity in (earnings) loss of subsidiaries	(30,940)	(225,449)	—	256,389	—
Earnings (loss) before income taxes	30,940	49,497	225,449	(256,389)	49,497
Income tax expense	—	18,557	—	—	18,557
Net earnings (loss)	$30,940	$30,940	$225,449	$(256,389)	$30,940

	Thirty-Nine weeks ended May 2, 2009
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,429,326	$445,927	$—	$2,875,253
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,653,090	300,787	—	1,953,877
Selling, general and administrative expenses (excluding depreciation)	—	602,464	84,495	—	686,959
Income from credit card program, net	—	(29,996)	(3,686)	—	(33,682)
Depreciation expense	—	101,268	13,110	—	114,378
Amortization of intangible assets and favorable lease commitments	—	45,269	9,120	—	54,389
Impairment charges	—	275,871	284,288	—	560,159
Operating loss	—	(218,640)	(242,187)	—	(460,827)
Interest expense, net	—	174,670	6	—	174,676
Intercompany royalty charges (income)	—	156,248	(156,248)	—	—
Equity in loss (earnings) of subsidiaries	499,513	85,945	—	(585,458)	—
(Loss) earnings before income taxes	(499,513)	(635,503)	(85,945)	585,458	(635,503)
Income tax benefit	—	(135,990)	—	—	(135,990)
Net (loss) earnings	$(499,513)	$(499,513)	$(85,945)	$585,458	$(499,513)

	Thirty-Nine weeks ended May 1, 2010
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$30,940	$30,940	$225,449	$(256,389)	$30,940
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	152,484	21,406	—	173,890
Paid-in-kind interest	—	14,362	—	—	14,362
Deferred income taxes	—	(26,153)	—	—	(26,153)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	5,144	137	—	5,281
Intercompany royalty income payable (receivable)	—	148,480	(148,480)	—	—
Equity in (earnings) loss of subsidiaries	(30,940)	(225,449)	—	256,389	—
Changes in operating assets and liabilities, net	—	157,191	(95,817)	—	61,374
Net cash provided by operating activities	—	256,999	2,695	—	259,694
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(40,624)	(2,459)	—	(43,083)
Net cash used for investing activities	—	(40,624)	(2,459)	—	(43,083)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(26,763)	—	—	(26,763)
Net cash used for financing activities	—	(26,763)	—	—	(26,763)
CASH AND CASH EQUIVALENTS
Increase during the period	—	189,612	236	—	189,848
Beginning balance	—	322,766	659	—	323,425
Ending balance	$—	$512,378	$895	$—	$513,273

	Thirty-Nine weeks ended May 2, 2009
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net (loss) earnings	$(499,513)	$(499,513)	$(85,945)	$585,458	$(499,513)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expense	—	157,200	22,230	—	179,430
Deferred income taxes	—	(98,357)	—	—	(98,357)
Impairment charges	—	275,871	284,288	—	560,159
Paid-in-kind interest	—	20,520	—	—	20,520
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	7,173	848	—	8,021
Intercompany royalty income payable (receivable)	—	156,247	(156,247)	—	—
Equity in loss (earnings) of subsidiaries	499,513	85,945	—	(585,458)	—
Changes in operating assets and liabilities, net	—	(36,678)	(60,704)	—	(97,382)
Net cash provided by operating activities	—	68,408	4,470	—	72,878
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(77,060)	(4,227)	—	(81,287)
Net cash used for investing activities	—	(77,060)	(4,227)	—	(81,287)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(1,383)	—	—	(1,383)
Net cash used for financing activities	—	(1,383)	—	—	(1,383)
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(10,035)	243	—	(9,792)
Beginning balance	—	238,204	976	—	239,180
Ending balance	$—	$228,169	$1,219	$—	$229,388

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

Information with respect to non-guarantor subsidiaries with respect to the Senior Notes and Senior Subordinated Notes is as follows:

(in thousands)	May 1, 2010	August 1, 2009	May 2, 2009
Total assets	$—	$332	$708
Net assets	$—	$332	$(530)

	Thirteen weeks ended		Thirty-Nine weeks ended
(in thousands)	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009
Revenues	$—	$—	$—	$—
Net earnings (loss)	—	32	—	(301)
Net cash (used for) provided by operating activities	—	(546)	(34)	80

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

Our fiscal year ends on the Saturday closest to July 31.  All references to the third quarter of fiscal year 2010 relate to the thirteen weeks ended May 1, 2010.  All references to the third quarter of fiscal year 2009 relate to the thirteen weeks ended May 2, 2009.  All references to year-to-date fiscal 2010 relate to the thirty-nine weeks ended May 1, 2010.  All references to year-to-date fiscal 2009 relate to the thirty-nine weeks ended May 2, 2009.

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise. These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold. We received vendor allowances of $46.7 million, or 1.6% of revenues, in year-to-date fiscal 2010 and $72.3 million, or 2.5% of revenues, in year-to-date fiscal 2009.  The decrease in vendor allowances in year-to-date fiscal 2010 compared to year-to-date fiscal 2009 was consistent with the decrease in markdowns in the periods.

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

Advertising costs consist primarily of 1) print media costs for promotional materials mailed to our customers incurred by our Specialty Retail segment, 2) advertising costs incurred by our Direct Marketing operation related to the production, printing and distribution of our print catalogs and the production of the photographic content for our websites and 3) online marketing costs incurred by our Direct Marketing operation. We receive advertising allowances from certain of our merchandise vendors. Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media.  As a result, advertising allowances are recorded as a reduction of our advertising costs when earned. Advertising allowances aggregated approximately $42.3 million, or 1.5% of revenues, in year-to-date fiscal 2010 and $62.4 million, or 2.2%

of revenues, in year-to-date fiscal 2009.  The decrease in advertising allowances in year-to-date fiscal 2010 compared to year-to-date fiscal 2009 was consistent with the decrease in gross advertising expenditures in the periods.

We also receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendor’s merchandise. These allowances are netted against the related compensation expense that we incur. Amounts received from vendors related to compensation programs were $47.5 million, or 1.7% of revenues, in year-to-date fiscal 2010 and $51.4 million, or 1.8% of revenues, in year-to-date fiscal 2009.

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

The Program Agreement expires in July 2010.  We are currently in negotiations with HSBC with respect to a replacement to the Program Agreement.  Based upon current market conditions, we believe the future income to the Company pursuant to any replacement arrangement will be lower than the current HSBC Program Income earned pursuant to the Program Agreement and that a higher portion of such income will be based upon the future performance of the credit card portfolio.

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

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net revenues for the periods indicated.

	Thirteen weeks ended		Thirty-Nine weeks ended
	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009

Revenues	100.0%	100.0%	100.0%	100.0%

Cost of goods sold including buying and occupancy costs (excluding depreciation)	61.8	63.5	64.5	68.0
Selling, general and administrative expenses (excluding depreciation)	24.7	24.8	23.6	23.9
Income from credit card program, net	(1.9)	(1.3)	(1.6)	(1.2)
Depreciation expense	3.9	4.5	3.7	4.0
Amortization of intangible assets	1.5	1.7	1.4	1.4
Amortization of favorable lease commitments	0.5	0.6	0.5	0.5
Impairment charges	—	—	—	19.5
Operating earnings (loss)	9.5	6.2	7.9	(16.0)
Interest expense, net	6.6	7.2	6.2	6.1
Earnings (loss) before income taxes	2.9	(1.0)	1.7	(22.1)
Income tax expense (benefit)	0.8	(0.6)	0.6	(4.7)
Net earnings (loss)	2.1%	(0.4)%	1.1%	(17.4)%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

	Thirteen weeks ended		Thirty-Nine weeks ended
(in millions, except sales per square foot)	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009
REVENUES
Specialty Retail stores	$740.7	$665.6	$2,343.5	$2,363.2
Direct Marketing	154.5	144.5	522.9	512.0
Total	$895.2	$810.1	$2,866.4	$2,875.2

OPERATING EARNINGS (LOSS)
Specialty Retail stores	$98.0	$69.2	$252.9	$154.1
Direct Marketing	28.9	20.7	91.3	57.4
Corporate expenses	(13.8)	(12.4)	(42.8)	(39.4)
Other expenses (1)	(9.5)	(8.9)	(19.2)	(18.4)
Amortization of intangible assets and favorable lease commitments	(18.3)	(18.3)	(54.9)	(54.4)
Impairment charges (2)	—	—	—	(560.1)
Total	$85.3	$50.3	$227.3	$(460.8)

OPERATING PROFIT (LOSS) MARGIN
Specialty Retail stores	13.2%	10.4%	10.8%	6.5%
Direct Marketing	18.7%	14.3%	17.5%	11.2%
Total	9.5%	6.2%	7.9%	(16.0)%

CHANGE IN COMPARABLE REVENUES (3)
Specialty Retail stores	9.5%	(27.1)%	(2.8)%	(22.7)%
Direct Marketing	6.9%	(14.3)%	2.1%	(11.2)%
Total	9.1%	(25.1)%	(1.9)%	(20.8)%

SALES PER SQUARE FOOT
Specialty Retail stores	$114	$105	$363	$376

STORE COUNT
Neiman Marcus and Bergdorf Goodman stores:
Open at beginning of period	43	42	42	41
Opened during the period	—	—	1	1
Open at end of period	43	42	43	42
Clearance centers:
Open at beginning of period	28	25	27	24
Opened during the period	—	2	1	3
Closed during the period	—	(1)	—	(1)
Open at end of period	28	26	28	26

NON-GAAP FINANCIAL DATA
EBITDA (4)	$138.3	$105.3	$387.1	$(292.0)
Adjusted EBITDA (4)	$138.3	$105.3	$387.1	$268.1

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

Fiscal Year 2010 Summary

While economic conditions and consumer spending improved in the third quarter of fiscal year 2010 compared to the prior year, consumer spending remains below historical levels achieved in fiscal years 2007 and 2008.  We do not anticipate the return of consumer spending to these levels in the near-term.

A summary of our operating results is as follows:

•                  Revenues—Our revenues in the third quarter of fiscal year 2010 were positively impacted by a higher level of customer demand.  As a result, our revenues for the third quarter of fiscal year 2010 were $895.2 million, an increase of 10.5% compared to the third quarter of fiscal year 2009 reflecting an increase in comparable revenues of 9.1%.

Our revenues for year-to-date fiscal 2010 were $2,866.4 million, a decrease of 0.3% compared to the prior year reflecting a decline in comparable revenues of 1.9%.

For Specialty Retail stores, our sales per square foot for the last twelve trailing months were $462 as of May 1, 2010, $453 as of January 30, 2010 and $511 as of May 2, 2009.

•                  Cost of goods sold including buying and occupancy costs (excluding depreciation)—COGS represented 61.8% of revenues in the third quarter of fiscal year 2010, an improvement of 1.7% of revenues compared to the third quarter of fiscal year 2009.  COGS represented 64.5% of revenues in year-to-date fiscal 2010, an improvement of 3.5% of revenues compared to year-to-date fiscal 2009.  The decreases in COGS as a percentage of revenues were due to 1) lower net markdowns as a result of a closer alignment of on-hand inventories to customer demand in fiscal year 2010 and 2) increases in customer demand, particularly since December 2009.

•                  Inventories—During fiscal year 2010, we have continued to maintain tight control over inventory and aligned our inventory purchases with sales expectations for the Fall and Spring seasons.  At May 1, 2010, on-hand inventories totaled $779.4 million, a 10.0% decrease from the prior year fiscal period.  Excluding inventories held by new stores, inventories decreased by 13.3%.

•                  Selling, general and administrative expenses (excluding depreciation)— SG&A represented 24.7% of revenues in the third quarter of fiscal year 2010, a net improvement of 0.1% of revenues compared to the third quarter of fiscal year 2009.  SG&A represented 23.6% of revenues in year-to-date fiscal 2010, a net improvement of 0.3% of revenues compared to year-to-date fiscal 2009.  The lower levels of SG&A expenses primarily reflect 1) net savings realized as a result of our on-going initiatives to control our expenses, and 2) lower advertising and marketing costs incurred by our Direct Marketing operation, offset by 3) higher incentive compensation requirements.

•                  Operating earnings (loss)—Total operating earnings in the third quarter of fiscal year 2010 were $85.3 million, or 9.5% of revenues.  Total operating earnings in the third quarter of fiscal year 2009 were $50.3 million, or 6.2% of revenues.  Operating margins increased by 3.3% of revenues in the third quarter of fiscal year 2010 primarily due to:

•                  a decrease in COGS by 1.1% of revenues primarily due to higher customer demand, higher levels of full-price sales and lower net markdowns;

•                  decreases in buying and occupancy costs of 0.6% of revenues primarily due to the leveraging of expenses on higher revenues;

•                  decreases in both SG&A expenses by 0.1% of revenues and depreciation and amortization expense by 0.9% of revenues; and

•                  an increase in income from our credit card operations by 0.6% of revenues primarily due to lower estimated shared credit card losses.

Total operating earnings in year-to-date fiscal 2010 were $227.3 million, or 7.9% of revenues.  Total operating losses in year-to-date fiscal year 2009 were $460.8 million, or 16.0% of revenues, which included impairments of our long-lived assets of $560.1 million, or 19.5% of revenues.  Excluding the impairments in year-to-date fiscal 2009, operating margins increased by 4.4% of revenues in year-to-date fiscal 2010 primarily due to:

•                  a decrease in COGS by 3.5% of revenues primarily due to higher customer demand, higher levels of full-price sales and lower net markdowns;

•                  a decrease in SG&A expenses by 0.3% of revenues primarily due to 1) savings realized as a result of our on-going initiatives to control our expenses, and 2) lower advertising and marketing costs incurred by our Direct Marketing operation, offset by 3) higher incentive compensation requirements;

•                  a decrease in depreciation and amortization expense by 0.3% of revenues reflecting the current lower level of capital expenditures; and

•                  an increase in income from our credit card operations by 0.4% of revenues primarily due to lower shared credit card losses.

•                  Liquidity—Cash provided by our operating activities was $259.7 million in year-to-date fiscal 2010 compared to $72.9 million in year-to-date fiscal 2009.  This increase was primarily due to lower working capital requirements attributable to the closer alignment of on-hand inventories to customer demand in fiscal year 2010 and the improvement in operating earnings.  We held cash balances of $513.3 million at May 1, 2010 compared to $229.4 million at May 2, 2009.  At May 1, 2010, we had no borrowings outstanding under our Asset-Based Revolving Credit Facility, $31.1 million of outstanding letters of credit and $486.2 million of unused borrowing availability.

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

For the quarterly interest periods ending January 15, 2010, April 15, 2010 and July 15, 2010, we elected to pay cash interest.  Prior to the beginning of each eligible interest period in the future, we will evaluate whether to continue utilizing this PIK feature, taking into account market conditions and other relevant factors at that time. After October 15, 2010, we are required to make all interest payments on the Senior Notes entirely in cash.

•                  Outlook—We do not anticipate the return of consumer spending to historical levels in the near-term.  We plan to maintain an appropriate alignment of our inventory levels and purchases with anticipated customer demand. We believe the cash generated from our operations along with our cash balances and available sources of financing will enable us to meet our cash obligations for the remainder of fiscal year 2010.

Recent Management Announcements

Burton M. Tansky, President and Chief Executive Officer of the Company and NMG, has announced that he will retire effective October 6, 2010.  Effective with his retirement, Mr. Tansky will assume the role of non-executive Chairman of the Board and Karen W. Katz, President, Chief Executive Officer of our Neiman Marcus stores and Executive Vice President of NMG, will succeed Mr. Tansky as President and Chief Executive Officer of the Company and NMG.  Simultaneously, James E. Skinner, Executive Vice President and Chief Financial Officer of NMG, will become Chief Operating Officer of NMG (in addition to continuing in his current capacities) and James J. Gold, currently President and CEO of Bergdorf Goodman, will become our President of Specialty Retail.

Thirteen Weeks Ended May 1, 2010 Compared to Thirteen Weeks Ended May 2, 2009

Revenues.  Our revenues for the third quarter of fiscal year 2010 of $895.2 million increased $85.1 million, or 10.5%, from $810.1 million in the third quarter of fiscal year 2009.  The increase in revenues was due to increases in comparable revenues related to a higher level of customer demand.

Comparable revenues for the thirteen weeks ended May 1, 2010 were $883.4 million compared to $810.1 million in the third quarter of fiscal year 2009, representing an increase of 9.1%.  Comparable revenues increased in the third quarter of fiscal year 2010 by 9.5% for Specialty Retail stores and 6.9% for Direct Marketing.  New stores generated revenues of $11.8 million in the third quarter of fiscal year 2010.

Internet revenues generated by Direct Marketing were $130.9 million for the third quarter of fiscal year 2010, an increase of 15.4% compared to the prior year fiscal period.  Catalog revenues decreased 24.3% compared to the prior year fiscal period as our customers continue to migrate toward on-line retailing in our Direct Marketing operation.

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for the third quarter of fiscal year 2010 were 61.8% of revenues compared to 63.5% of revenues for the third quarter of fiscal year 2009.  The decrease in COGS by 1.7% of revenues in the third quarter of fiscal year 2010 was primarily due to:

•                  increased product margins generated by both our Specialty Retail stores and Direct Marketing operation of approximately 1.1% of revenues.  The improvement in product margins was attributable to both higher customer demand and the closer alignment of on-hand inventories to demand which resulted in higher levels of full-price sales and lower net markdowns; and

•                  lower buying and occupancy costs of 0.6% of revenues primarily due to the leveraging of these expenses on higher revenues.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses as a percentage of revenues decreased to 24.7% of revenues in the third quarter of fiscal year 2010 compared to 24.8% of revenues in the prior year fiscal period.  The net decrease in SG&A expenses by 0.1% of revenues in the third quarter of fiscal year 2010 was primarily due to:

•                  lower payroll and related benefits costs of approximately 1.4% of revenues; primarily as a result of our reduced headcount; and

•                  a lower level of advertising and marketing costs for our Direct Marketing operation of 0.3% of revenues primarily due to a lower level of catalog spending in connection with planned decreases in catalog circulation; offset by

•                  an increase in of advertising and marketing costs for our Specialty Retail stores of approximately 0.4% of revenues due to a higher level of in-store marketing events as well as a lower level of advertising allowances; and

•                  higher incentive compensation requirements by approximately 0.9% of revenues.

Income from credit card program, net.  We earned HSBC Program Income of $17.1 million, or 1.9% of revenues, in the third quarter of fiscal year 2010 compared to $10.5 million, or 1.3% of revenues, in the third quarter of fiscal year 2009 primarily due to lower estimated shared credit losses.

Depreciation expense.  Depreciation expense was $34.7 million, or 3.9% of revenues, in the third quarter of fiscal year 2010 compared to $36.7 million, or 4.5% of revenues, in the third quarter of fiscal year 2009.  The decrease in depreciation expense results primarily from recent lower levels of capital spending and delays in certain real estate projects in response to current economic conditions.

Amortization expense.  Amortization of intangible assets (primarily customer lists and favorable lease commitments) aggregated $18.3 million, or 2.0% of revenues, in the third quarter of fiscal year 2010 compared to $18.3 million, or 2.3% of revenues, in the third quarter of fiscal year 2009.

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

	Thirteen weeks ended
(in millions)	May 1, 2010	May 2, 2009
Specialty Retail stores	$98.0	$69.2
Direct Marketing	28.9	20.7
Amortization of intangible assets and favorable lease commitments	(18.3)	(18.3)
Corporate expenses	(13.8)	(12.4)
Other expenses	(9.5)	(8.9)
Total operating earnings	$85.3	$50.3

Operating earnings for our Specialty Retail stores segment were $98.0 million, or 13.2% of Specialty Retail stores revenues, for the third quarter of fiscal year 2010 compared to operating earnings of $69.2 million, or 10.4% of Specialty Retail stores revenues, for the prior year fiscal period.  The increase in operating margin as a percentage of revenues was primarily due to:

•                  higher customer demand, higher levels of full-price sales and lower net markdowns;

•                  leveraging of buying and occupancy expenses on higher revenues; and

•                  favorable payroll and related benefits primarily due to savings realized as a result of our initiatives to control our expenses; offset by

•                  higher incentive compensation requirements; and

•                  higher advertising and marketing costs for in-store marketing events and a lower level of advertising allowances.

Operating earnings for Direct Marketing were $28.9 million, or 18.7% of Direct Marketing revenues, in the third quarter of fiscal year 2010 compared to $20.7 million, or 14.3% of Direct Marketing revenues, for the prior year fiscal period.  The increase in operating margin as a percentage of revenues for Direct Marketing was primarily the result of:

•                  higher customer demand and lower net markdowns;

•                  a lower level of spending for advertising and marketing costs incurred for print catalogs; and

•                  favorable payroll and related costs primarily due to our initiatives to control expenses; offset by

•                  higher incentive compensation requirements.

Interest expense, net.  Net interest expense was $59.4 million, or 6.6% of revenues, in the third quarter of fiscal year 2010 and $58.2 million, or 7.2% of revenues, for the prior year fiscal period.  The significant components of interest expense are as follows:

	Thirteen weeks ended
(in thousands)	May 1, 2010	May 2, 2009

Senior Secured Term Loan Facility	$20,816	$21,903
2028 Debentures	2,227	2,227
Senior Notes	17,116	17,332
Senior Subordinated Notes	12,969	12,969
Amortization of debt issue costs	4,683	3,554
Other	1,795	867
Total interest expense	59,606	58,852
Less:
Interest income	135	385
Capitalized interest	81	217
Interest expense, net	$59,390	$58,250

Income tax expense (benefit).  Our effective income tax rate for the third quarter of fiscal year 2010 was 28.7% compared to 60.5% for the third quarter of fiscal year 2009.  The decrease in our effective tax rate for the third quarter of fiscal year 2010 compared to the corresponding prior year fiscal period is attributable to the relative significance of non-taxable income and non-deductible expenses to our estimated taxable income in the current year.  In addition, our effective income tax rate for the third quarter of fiscal year 2009 was favorably impacted by a tax benefit of $1.3 million as a result of the completion of the IRS examination of fiscal years 2005 and 2006.

The IRS is examining our federal tax return for fiscal year 2007.  We believe our recorded tax liabilities as of May 1, 2010 are sufficient to cover any potential assessments to be made by the IRS upon the completion of their examination. We will continue to monitor the progress of the IRS examination and review our recorded tax liabilities for potential audit assessments.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2005.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our consolidated financial statements.

Thirty-Nine Weeks Ended May 1, 2010 Compared to Thirty-Nine Weeks Ended May 2, 2009

Revenues.  Our revenues for year-to-date fiscal 2010 of $2,866.4 million decreased $8.8 million, or 0.3%, from $2,875.2 million in year-to-date fiscal 2009.  The decrease in revenues was due primarily to decreases in comparable revenues in the first quarter of fiscal year 2010.  New stores generated revenues of $48.4 million in year-to-date fiscal 2010.

Comparable revenues for the thirty-nine weeks ended May 1, 2010 were $2,818.0 million compared to $2,872.4 million in year-to-date fiscal 2009, representing a decrease of 1.9%.  Changes in comparable revenues, by quarter and by reportable segment, were:

	First Quarter	Second Quarter	Third Quarter	Year-to-Date Fiscal 2010
Specialty Retail stores	(14.9)%	(0.6)%	9.5%	(2.8)%
Direct Marketing	(7.2)%	5.9%	6.9%	2.1%
Total	(13.7)%	0.6%	9.1%	(1.9)%

Internet revenues generated by Direct Marketing were $439.1 million for year-to-date fiscal 2010, an increase of 8.0% compared to the prior year fiscal period.  Catalog revenues decreased 20.4% compared to the prior year fiscal period as our customers continue to migrate toward on-line retailing in our Direct Marketing operation.

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for year-to-date fiscal 2010 were 64.5% of revenues compared to 68.0% of revenues for year-to-date fiscal 2009.  The decrease in COGS by 3.5% of revenues for year-to-date fiscal 2010 was primarily due to:

•                  increased product margins generated by both our Specialty Retail stores and Direct Marketing operation of approximately 3.2% of revenues due to 1) lower net markdowns as a result of the closer alignment of on-hand inventories to customer demand in fiscal year 2010 and 2) increases in customer demand and higher levels of full-price sales; and

•                  lower buying and occupancy costs of 0.3% of revenues primarily due to the leveraging of these expenses on higher revenues.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses as a percentage of revenues decreased to 23.6% of revenues in year-to-date fiscal 2010 compared to 23.9% of revenues in the prior year fiscal period.  The net decrease in SG&A expenses by 0.3% of revenues in year-to-date fiscal 2010 was primarily due to:

•                  lower payroll and related benefits costs, of approximately 1.0% of revenues, primarily as a result of our reduced headcount; and

•                  a lower level of advertising and marketing costs incurred by our Direct Marketing operation in the year-to-date of fiscal year 2010 of approximately 0.2% of revenues, primarily due to a lower level of catalog spending in connection with planned decreases in catalog circulation; offset by

•                  higher incentive compensation requirements by approximately 0.8% of revenues.

Income from credit card program, net.  We earned HSBC Program Income of $46.7 million, or 1.6% of revenues, in year-to-date fiscal 2010 compared to $33.7 million, or 1.2% of revenues, in year-to-date fiscal 2009 primarily due to lower estimated shared credit card losses.

Depreciation expense.  Depreciation expense was $104.9 million, or 3.7% of revenues, in year-to-date fiscal 2010 compared to $114.4 million, or 4.0% of revenues, in year-to-date fiscal 2009.  The decrease in depreciation results primarily from recent lower levels of capital spending and delays in certain real estate projects in response to current economic conditions.

Amortization expense.  Amortization of intangible assets (primarily customer lists and favorable lease commitments) aggregated $54.9 million, or 1.9% of revenues, in year-to-date fiscal 2010 compared to $54.4 million, or 1.9% of revenues, in year-to-date fiscal 2009.

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

	Thirty-Nine weeks ended
(in millions)	May 1, 2010	May 2, 2009
Specialty Retail stores	$252.9	$154.1
Direct Marketing	91.3	57.4
Amortization of intangible assets and favorable lease commitments	(54.9)	(54.4)
Corporate expenses	(42.8)	(39.4)
Other expenses	(19.2)	(18.4)
Impairment charges	—	(560.1)
Total operating earnings (loss)	$227.3	$(460.8)

Operating earnings for our Specialty Retail stores segment were $252.9 million, or 10.8% of Specialty Retail stores revenues, for year-to-date fiscal 2010 compared to $154.1 million, or 6.5% of Specialty Retail stores revenues, for the prior year fiscal period.  The increase in operating margin as a percentage of revenues was primarily due to:

•                  lower net markdowns, higher customer demand and higher levels of full-price sales; and

•                  favorable payroll and related benefits primarily due to savings realized as a result of our initiatives to control our expenses; offset by

•                  higher incentive compensation requirements.

Operating earnings for Direct Marketing were $91.3 million, or 17.5% of Direct Marketing revenues, in year-to-date fiscal 2010 compared to $57.4 million, or 11.2% of Direct Marketing revenues, for the prior year fiscal period.  The increase in operating margin as a percentage of revenues for Direct Marketing was primarily the result of:

•                  lower net markdowns and higher customer demand;

•                  a lower level of spending for advertising and marketing costs incurred for print catalogs; and

•                  favorable payroll and related benefits primarily due to our initiatives to control expenses; offset by

•                  higher incentive compensation requirements.

Interest expense, net.  Net interest expense was $177.8 million, or 6.2% of revenues, in year-to-date fiscal 2010 and $174.7 million, or 6.1% of revenues, for the prior year fiscal period.  The significant components of interest expense are as follows:

	Thirty-Nine weeks ended
(in thousands)	May 1, 2010	May 2, 2009

Senior Secured Term Loan Facility	$62,388	$69,774
2028 Debentures	6,660	6,680
Senior Notes	51,385	48,793
Senior Subordinated Notes	38,764	39,060
Amortization of debt issue costs	14,023	10,663
Other	5,277	2,558
Total interest expense	178,497	177,528
Less:
Interest income	463	2,156
Capitalized interest	275	696
Interest expense, net	$177,759	$174,676

Income tax expense (benefit).  Our effective income tax rate for year-to-date fiscal 2010 was 37.5% compared to 21.4% for year-to-date fiscal 2009.  No income tax benefit exists related to the $291.1 million of goodwill impairment charges recorded in the second quarter of fiscal year 2009.  Excluding the impact of the goodwill impairment charges, our effective income tax rate was 39.5% for year-to-date fiscal 2009.  The decrease in our effective tax rate for year-to-date fiscal 2010 compared to the corresponding period in fiscal year 2009 (excluding the impact of the goodwill impairment charges) is primarily attributable to the relative significance of non-taxable income and non-deductible expenses to our estimated taxable income in the current year.

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

The following table reconciles net earnings (loss) as reflected in our condensed consolidated statements of operations prepared in accordance with GAAP to EBITDA and Adjusted EBITDA:

	Thirteen weeks ended		Thirty-Nine weeks ended
(dollars in millions)	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009

Net earnings (loss)	$18.5	$(3.1)	$30.9	$(499.5	)(1)
Income tax expense (benefit)	7.4	(4.8)	18.6	(136.0)
Interest expense, net	59.4	58.2	177.8	174.7
Depreciation expense	34.7	36.7	104.9	114.4
Amortization of intangible assets and favorable lease commitments	18.3	18.3	54.9	54.4
EBITDA	$138.3	$105.3	$387.1	$(292.0	)(1)
EBITDA as a percentage of revenues	15.5%	13.0%	13.5%	(10.2)%
Non-cash impairment of long-lived assets	—	—	—	560.1
Adjusted EBITDA	$138.3	$105.3	$387.1	$268.1
Adjusted EBITDA as a percentage of revenues	15.5%	13.0%	13.5%	9.3%

(1)          For year-to-date fiscal 2009, operating loss and EBITDA include pretax impairment charges related to 1) $291.1 million for the writedown to fair value of goodwill, 2) $242.2 million for the writedown to fair value of the net carrying value of tradenames and 3) $26.8 million for the writedown to fair value of the net carrying value of certain long-lived assets.

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

At May 1, 2010, cash and cash equivalents were $513.3 million compared to $229.4 million at May 2, 2009. Net cash provided by our operating activities was $259.7 million in year-to-date fiscal 2010 compared to $72.9 million in year-to-date fiscal 2009.  This change was primarily due to the improvement in operating earnings and lower working capital requirements attributable to the closer alignment of on-hand inventories to customer demand in fiscal year 2010.

Net cash used for investing activities, representing capital expenditures, was $43.1 million in year-to-date fiscal 2010 and $81.3 million in year-to-date fiscal 2009.  We incurred capital expenditures in year-to-date fiscal 2010 related to the construction of our new store in Bellevue (suburban Seattle).  We incurred significant capital expenditures in year-to-date fiscal 2009 related to the construction of new stores in Topanga (the greater Los Angeles area) and Bellevue. We opened our Topanga store in September 2008 and our Bellevue store in September 2009.  In response to current economic conditions and delays in certain real estate projects, we have reduced our current and near-term construction commitments and currently project gross capital expenditures for fiscal year 2010 to be approximately $65 to $75 million.  Net of developer contributions, capital expenditures for fiscal year 2010 are projected to be approximately $50 to $60 million.

Net cash used for financing activities was $26.8 million in year-to-date fiscal 2010 compared to $1.4 million in year-to-date fiscal 2009.  In the first quarter of fiscal year 2010, pursuant to the terms of our Senior Secured Term Loan Facility, we prepaid $26.6 million of outstanding borrowings under that facility from excess cash flow that we generated in fiscal year 2009.

Financing Structure at May 1, 2010

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

The Asset-Based Revolving Credit Facility provides committed financing of up to $600.0 million, subject to a borrowing base.  The Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice.  The borrowing base for the Asset-Based Revolving Credit Facility is equal to at any time the sum of (a) the lesser of (i) 80% of eligible inventory (valued at the lower of cost or market value) and (ii) 85% of the net orderly liquidation value of eligible inventory, and (b) 85% of the amounts owed by credit card processors in respect of eligible credit card accounts constituting proceeds arising from the sale or disposition of inventory, less certain reserves.   Through April 30, 2011 NMG is required to maintain excess availability under the terms of the Asset-Based Revolving Credit Facility of at least the greater of (a) 10% of the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base and (b) $50 million.  After April 30, 2011, if at any time, excess availability is less than the greater of (a) 15% of the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base and (b) $60 million, NMG will be required to maintain a pro forma ratio of consolidated EBITDA to consolidated Fixed Charges (as such terms are defined in the credit agreement) of at least 1.1 to 1.0.  On May 1, 2010, NMG had no borrowings outstanding under this facility, $31.1 million of outstanding letters of credit and $486.2 million of unused borrowing availability.

See Note 3 of our Notes to Condensed Consolidated Financial Statements in Item 1 and our Annual Report on Form 10-K for the fiscal year ended August 1, 2009 for a further description of the terms of the Asset-Based Revolving Credit Facility.

Senior Secured Term Loan Facility.  In October 2005, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility.  At May 1, 2010, the outstanding balance under the Senior Secured Term Loan Facility was $1,598.4 million.  The principal amount of the loans outstanding is due and payable in full on April 6, 2013.

At May 1, 2010, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 2.25% at May 1, 2010.  The applicable margin is subject to adjustment based on contractually defined debt coverage ratios.  At May 1, 2010, the applicable margin with respect to base rate borrowings was 1.00% and the applicable margin with respect to LIBOR borrowings was 2.00%.

The credit agreement governing the Senior Secured Term Loan Facility requires NMG to prepay outstanding term loans with 50% (which percentage will be reduced to 25% if NMG’s total leverage ratio is less than a specified ratio and will be reduced to 0% if NMG’s total leverage ratio is less than a specified ratio) of its annual excess cash flow (as defined in the credit agreement). For fiscal year 2009, NMG was required to prepay $26.6 million of outstanding term loans in the first quarter of fiscal year 2010 pursuant to the annual excess cash flow requirements.  For fiscal year 2010, we expect to be required to prepay a portion of our outstanding term loans pursuant to the annual excess cash flow requirements.

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

For the quarterly interest periods ending on January 15, 2010, April 15, 2010 and July 15, 2010, we elected to pay cash interest.  Prior to the beginning of each eligible interest period in the future, we will evaluate whether to continue utilizing this PIK feature, taking into account market conditions and other relevant factors at that time. After October 15, 2010, we are required to make all interest payments on the Senior Notes entirely in cash.

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

Interest Rate Swaps.  In connection with the Acquisition, we obtained $2,575.0 million of floating rate debt agreements, of which $2,125.0 million was outstanding at the Acquisition date and $1,598.4 million is outstanding at May 1, 2010.  Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  These swap agreements hedge a portion of our contractual floating rate interest commitments through the expiration of the agreements in December 2010.  As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.891% to 6.983% per quarter through 2010 and result in an average fixed rate of 6.945%.

Interest Rate Caps.  In addition to interest rate swap agreements, we also use interest rate cap agreements to manage our floating rate debt.  Effective January 19, 2010, NMG entered into interest rate cap agreements for an aggregate notional amount of $500.0 million in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness once the interest rate swap expires on December 6, 2010.  The interest rate cap agreements commence on December 6, 2010 and expire on December 6, 2012.  Pursuant to the interest rate cap agreements, NMG has capped LIBOR at 2.50% through December 6, 2012 with respect to the $500.0 million notional amount of such agreements.  In the event LIBOR is less than 2.50%, NMG will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than 2.50%, NMG will pay interest at the capped rate of 2.50%.

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

Recent Accounting Pronouncements.  In December 2007, the FASB issued guidance that addresses the recognition and accounting for identifiable assets acquired, liabilities assumed and non-controlling interests in business combinations.  In addition, this guidance changes the accounting treatment for certain acquisition-related items, including requirements to expense acquisition-related costs as incurred, expense restructuring costs associated with an acquired business and recognize post-acquisition changes in tax uncertainties associated with a business combination as a component of tax expense.  These rules are to be applied prospectively to business combinations for which the acquisition date is on or after December 15, 2008.  Generally, the effect of this guidance will depend on future acquisitions.  However, the accounting for the resolution of any tax uncertainties remaining as of May 1, 2010 related to the Acquisition will be subject to the provisions of this guidance.  As to the future resolution of these tax uncertainties, we do not believe these requirements will have a material impact on our future financial statements.

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

In December 2008, the FASB issued guidance related to an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  This guidance is effective for fiscal years ending after December 15, 2009, or our fiscal year ending July 31, 2010.  We have evaluated the impact of adopting the disclosure requirements and have determined that the adoption of these disclosure requirements will expand the disclosures regarding plan assets in our consolidated financial statements for the fiscal year ending July 31, 2010.

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

In connection with the Acquisition, NMG obtained $2,575.0 million of floating rate debt agreements, of which $2,125.0 million was outstanding at the Acquisition date and $1,598.4 million is outstanding under its Senior Secured Term Loan Facility at May 1, 2010.  In addition, as of May 1, 2010, NMG had no borrowings outstanding under its Asset-Based Revolving Credit Facility.  Future borrowings under NMG’s Asset-Based Revolving Facility, to the extent of outstanding borrowings, would be affected by interest rate changes.

Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  These swap agreements hedge a portion of our contractual floating rate interest commitments through the expiration of the agreements in December 2010.  As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.891% to 6.983% per quarter through 2010 and result in an average fixed rate of 6.945%.  A 1% increase in the rates relating to the portion of our floating rate debt that is not hedged would increase annual interest expense by approximately $6.0 million.

In addition to interest rate swap agreements, we also use interest rate cap agreements to manage our floating rate debt.  Effective January 19, 2010, NMG entered into interest rate cap agreements for an aggregate notional amount of $500.0 million in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness once the interest rate swap expires on December 6, 2010.  The interest rate cap agreements commence on December 6, 2010 and expire on December 6, 2012.  Pursuant to the interest rate cap agreements, NMG has capped LIBOR at 2.50% through December 6, 2012 with respect to the $500.0 million notional amount of such agreements.  In the event LIBOR is less than 2.50%, NMG will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than 2.50%, NMG will pay interest at the capped rate of 2.50%.

The effects of changes in the U.S. equity and bond markets serve to increase or decrease the value of pension plan assets, resulting in increased or decreased cash funding by the Company. The Company seeks to manage exposure to adverse equity and bond returns by maintaining diversified investment portfolios and utilizing professional investment managers.

ITEM 4.  CONTROLS AND PROCEDURES

a.  Disclosure Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of May 1, 2010, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the design and operating effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b.  Changes in Internal Control over Financial Reporting.

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. No change occurred in our internal controls over financial reporting during the quarter ended May 1, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

NEIMAN MARCUS, INC.

PART II

ITEM 1.           LEGAL PROCEEDINGS

On April 30, 2010, a Class Action Complaint for Injunction and Equitable Relief was filed in the United States District Court for the Central District of California by Sheila Monjazeb, individually and on behalf of other members of the general public similarly situated, against the Company, Newton Holding, LLC, TPG Capital, L.P. and Warburg Pincus, LLC. Plaintiff alleges that the Company and other defendants have engaged in various violations of the California Labor Code and Business and Professions Code, including without limitation (1) asking employees to work “off the clock,” (2) failing to provide meal and rest breaks to its employees, (3) improperly calculating deductions on paychecks delivered to its employees, and (4) failing to provide a chair or allow employees to sit during shifts. Plaintiff seeks certification of the case as a class action, reimbursement for past wages and temporary, preliminary and permanent injunctive relief preventing defendants from allegedly continuing to violate the laws cited in the Complaint. The Company intends to vigorously defend its interests in this matter.

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

We are highly leveraged.  As of May 1, 2010, the principal amount of NMG’s total indebtedness was approximately $2,976.2 million, the unused borrowing availability under the $600.0 million Asset-Based Revolving Credit Facility was $486.2 million and the outstanding letters of credit were $31.1 million.  NMG’s substantial indebtedness, combined with its lease and other financial obligations and contractual commitments, could have other important consequences. For example, it could:

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

In addition, NMG’s interest expense could increase if interest rates increase because the entire amount of the indebtedness under the senior secured credit facilities bears interest at floating rates.  As of May 1, 2010, NMG had approximately $1,598.4 million principal amount of floating rate debt, consisting of outstanding borrowings under the Senior Secured Term Loan Facility.  In addition, NMG has an Asset-Based Revolving Credit Facility that provides committed financing of up to $600.0 million, subject to a borrowing base.  As of May 1, 2010, NMG had no borrowings outstanding under this facility, $31.1 million of outstanding letters of credit and $486.2 million of unused borrowing availability.  Effective December 6, 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.

In addition to interest rate swap agreements, we also use interest rate cap agreements to manage our floating rate debt.  Effective January 19, 2010, NMG entered into interest rate cap agreements for an aggregate notional amount of $500.0 million in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness once the interest rate swap expires on December 6, 2010.  The interest rate cap agreements commence on December 6, 2010 and expire on December 6, 2012.  Pursuant to the interest rate cap agreements, NMG has capped LIBOR at 2.50% through December 6, 2012 with respect to the $500.0 million notional amount of such agreements.  In the event LIBOR is less than 2.50%, NMG will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than 2.50%, NMG will pay interest at the capped rate of 2.50%.

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

The Program Agreement with HSBC expires in July 2010.  We are currently in negotiations with HSBC with respect to a replacement to the Program Agreement.  Based upon current market conditions, we believe the future income to the Company pursuant to any replacement arrangement will be lower than the current HSBC Program Income earned pursuant to the Program Agreement and that a higher portion of such income will be based upon the future performance of the credit card portfolio.  Any changes in our credit card arrangements may adversely affect our credit card program and ultimately, our business.

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

We are subject to customs, truth-in-advertising, labor and other laws, including consumer protection regulations and zoning and occupancy ordinances that regulate retailers generally and/or 1) govern the importation, promotion and sale of merchandise 2) regulate wage and hour matters with respect to our associates and 3) govern the operation of our retail stores and warehouse facilities. Although we undertake to monitor changes in these laws, if these laws or the interpretations of these laws change without our knowledge, or are violated by importers, designers, manufacturers or distributors, we could experience delays in shipments and receipt of goods or be subject to fines or other penalties under the controlling regulations, any of which could adversely affect our business.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.                EXHIBITS

2.1	Agreement and Plan of Merger, dated May 1, 2005, among The Neiman Marcus Group, Inc., Newton Acquisition, Inc., and Newton Merger Sub, Inc. (1)

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

10.6*

Second Amendment to Letter Agreement dated April 26, 2010 by and between Neiman Marcus, Inc., a Delaware corporation, and Burton M. Tansky incorporated herein by reference to the Company’s Current Report on Form 8-K dated April 28, 2010.

10.7*

Director Services Agreement dated April 26, 2010 by and among Neiman Marcus, Inc., The Neiman Marcus Group, Inc., and Burton M. Tansky incorporated herein by reference to the Company’s Current Report on Form 8-K dated April 28, 2010.

10.8*

Form of Rollover Agreement by and among The Neiman Marcus Group, Inc., Newton Acquisition, Inc., and certain members of management, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

10.9

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

10.11

Amended and Restated Pledge and Security Agreement dated as of July 15, 2009 by and among The Neiman Marcus Group, Inc., the Company, subsidiaries named therein and Bank of America, N.A., as administrative agent and co-collateral agent, incorporated herein by reference to Neiman Marcus, Inc.’s Current Report on Form 8-K dated July 16, 2009.

10.12

Substitution of Agent and Joinder Agreement, dated as of July 15, 2009, among Deutsche Bank Trust Company Americas, Credit Suisse and Bank of America, N.A., incorporated herein by reference to Neiman Marcus, Inc.’s Current Report on Form 8-K dated July 16, 2009.

10.13

Pledge and Security and Intercreditor Agreement dated as of October 6, 2005, among Newton Acquisition Merger Sub, Inc., The Neiman Marcus Group, Inc., Newton Acquisition, Inc., the Subsidiary Guarantors and Credit Suisse, as administrative agent and collateral agent, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

10.14

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

10.18

Form of Second Priority Leasehold Mortgage, Assignment of Lease and Rents, Security Agreement and Financing Statement from The Neiman Marcus Group, Inc. to Deutsche Bank Trust Company Americas, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated October 12, 2005.

10.19

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

10.20*	Newton Acquisition, Inc. Management Equity Incentive Plan, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated December 5, 2005.

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

10.24*

Amended and Restated Stock Option Grant Agreement dated April 1, 2010 between Neiman Marcus, Inc. and Burton M. Tansky incorporated herein by reference to the Company’s Current Report on Form 8-K dated April 28, 2010.

10.25*

Form of Stock Option Grant Agreement made as of November 29, 2005 between Newton Acquisition, Inc. and certain eligible key employees, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated December 5, 2005.

10.26*

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

10.28*

Employment Agreement between The Neiman Marcus Group, Inc. and Karen Katz, dated February 1, 2006, effective as of October 6, 2005, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated February 1, 2006.

10.29*

Amendment to Employment Agreement effective as of January 1, 2009 by and between The Neiman Marcus Group, Inc., a Delaware corporation, and Karen Katz incorporated herein by reference to Neiman Marcus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.30*	Employment Agreement dated April 26, 2010 by and between The Neiman Marcus Group, Inc. and Karen Katz incorporated herein by reference to the Company’s Current Report on Form 8-K dated April 28, 2010.

10.31

Management Services Agreement, dated as of October 6, 2005 among Newton Acquisition Merger Sub, Inc., Newton Acquisition, Inc., TPG GenPar IV, L.P., TPG GenPar III, L.P. and Warburg Pincus LLC, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2006.

10.32

Registration Rights Agreement, dated as of October 6, 2005, among Newton Acquisition Merger Sub, Inc., Newton Acquisition, Inc., Newton Holding, LLC and the “Holders” identified therein as parties thereto, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2006.

10.33

Amendment No. 1, dated as of March 28, 2006, to the Pledge and Security Intercreditor Agreement dated as of October 6, 2005, among Neiman Marcus, Inc., The Neiman Marcus Group, Inc., the Subsidiaries party thereto and Credit Suisse, as administrative agent and collateral agent, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated March 29, 2006.

10.34

Credit Card Program Agreement, dated as of June 8, 2005, by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., HSBC Bank Nevada, N.A. and Household Corporation, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009.  (2)

10.35

Servicing Agreement by and between The Neiman Marcus Group, Inc. and HSBC Bank Nevada, N.A.,  incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009.  (2)

10.36*

Confidentiality, Non-Competition and Termination Benefits Agreement by and between Bergdorf Goodman, Inc., a New York corporation and a wholly owned subsidiary of The Neiman Marcus Group, Inc., and James J. Gold dated May 3, 2004 incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2010.

10.37*

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

10.39	Stockholder Agreement, dated as of May 1, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc. and the other parties signatory thereto. (1)

10.40*	Neiman Marcus, Inc. Cash Incentive Plan amended as of January 21, 2008, incorporated herein by reference to the Neiman Marcus, Inc. Quarterly Report on Form 10-Q for the quarter ended April 26, 2008.

10.41

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

10.42

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

10.43*

The Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan amended and restated effective January 1, 2008, incorporated herein by reference to the Neiman Marcus, Inc. Quarterly Report on Form 10-Q for the quarter ended April 26, 2008.

10.44*

Amendment No. 1 effective as of January 1, 2009 to The Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan incorporated herein by reference to Neiman Marcus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.45

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

10.46

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

10.47

The Neiman Marcus Group, Inc. Supplemental Executive Retirement Plan as amended and restated effective January 1, 2009 incorporated herein by reference to Neiman Marcus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.48

The Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2008, incorporated herein by reference to the Neiman Marcus, Inc. Annual Report on Form 10-K for the fiscal year ended August 2, 2008.

10.49

Amendment No. 1 effective January 1, 2009 to the Amended and Restated Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan incorporated herein by reference to Neiman Marcus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.50

First Amendment to Credit Card Program Agreement dated as of April 30, 2006 by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., HSBC Bank Nevada, N.A., and Household Corporation, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009.  (2)

10.51

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

10.55

Sixth Amendment to Credit Card Program Agreement dated as of July 17, 2007 by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., HSBC Bank Nevada, N.A., and HSBC Private Label Corporation, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009.  (2)

10.56

Seventh Amendment to Credit Card Program Agreement dated April 21, 2008 by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, HSBC Private Label Corporation, and HSBC Bank Nevada, N.A., incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009.  (2)

10.57

Eighth Amendment to Credit Card Program Agreement dated as of October 17, 2008 by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., HSBC Bank Nevada, N.A., and HSBC Private Label Corporation, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009.  (2)

10.58

Ninth Amendment to Credit Card Program Agreement dated as of December 3, 2008 by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., HSBC Bank Nevada, N.A., and HSBC Private Label Corporation, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009.  (2)

10.59

Form of First Amendment to Second Priority Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement from The Neiman Marcus Group, Inc. to Bank of America, N.A.,  incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

10.60*

Second Amendment to the Neiman Marcus, Inc. Management Equity Incentive Plan effective as of November 16, 2009, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009.

10.61*

Form of Amended and Restated Stock Option Agreement between the Company and certain eligible key employees, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009.

10.62*

Form of Second Amended and Restated Stock Option Grant Agreement between the Company and certain eligible key employees, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009.

10.63

Tenth Amendment to Credit Card Program Agreement dated as of December 17, 2009 by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., HSBC Bank Nevada, N.A., and HSBC Private Label Corporation incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2010.  (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.

(2)	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

*	Current management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NEIMAN MARCUS, INC.

(Registrant)

Signature	Title	Date

/s/ T. Dale Stapleton	Vice President and Controller and	June 7, 2010
T. Dale Stapleton	Duly Authorized Officer (principal accounting officer)