Form 10-K
period 2010-07-31
Neiman Marcus, Inc.
filed 2010-10-01
CIK 1358651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of September 21, 2010, the registrant had outstanding 1,014,915 shares of its common stock, par value $0.01 per share.

NEIMAN MARCUS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JULY 31, 2010

PART I

ITEM 1. BUSINESS

Business Overview

We are one of the nation’s leading luxury retailers, offering distinctive merchandise and excellent customer service that cater to the needs of the affluent consumer. Since our founding in the early 1900s, we have established ourselves as a leading fashion authority among luxury consumers and have become a premier U.S. retail channel for many of the world’s most exclusive designers.  Currently, we operate 41 Neiman Marcus full-line stores at prime retail locations in major U.S. markets and two Bergdorf Goodman stores on Fifth Avenue in New York City.  We also operate catalogs and e-commerce websites under the brands Neiman Marcus®, Bergdorf Goodman® and Horchow®.  During fiscal years 2010, 2009 and 2008, we generated revenues of $3,692.8 million, $3,643.3 million and $4,600.5 million, respectively, and operating earnings (loss) of $231.8 million, $(652.9) million and $466.4 million, respectively.

We operate an integrated, multi-channel retailing model as described below:

Specialty Retail.  Our specialty retail store operations (Specialty Retail) consist primarily of our 41 Neiman Marcus stores and two Bergdorf Goodman stores.  Specialty Retail accounted for 81.5% of our total revenues in fiscal year 2010, 82.1%  in fiscal year 2009 and 83.8% in fiscal year 2008.

•                    Neiman Marcus Stores.  Neiman Marcus stores offer distinctive luxury merchandise, including women’s couture and designer apparel, contemporary sportswear, handbags, fashion accessories, shoes, cosmetics, men’s clothing and furnishings, precious and designer jewelry, decorative home accessories, fine china, crystal and silver, children’s apparel and gift items.  We locate our Neiman Marcus stores at carefully selected venues in major metropolitan markets across the United States and design our stores to provide a feeling of residential luxury by blending art and architectural details from the communities in which our stores are located.

We also operate 28 off-price stores under the Neiman Marcus Last Call brand.  These off-price stores offer end-of-season clearance goods from our Neiman Marcus stores, Bergdorf Goodman stores and direct-to-consumer operations, as well as off-price goods purchased directly for resale by our Neiman Marcus Last Call stores.  Based upon our strategy to expand our off-price operations, we anticipate opening approximately three to five new Neiman Marcus Last Call stores annually in each of the next three fiscal years.

Our full-line Neiman Marcus stores and Neiman Marcus Last Call stores accounted for 68.2% of our total revenues in fiscal year 2010, 69.7% in fiscal year 2009 and 71.2% in fiscal year 2008 and 83.7% of Specialty Retail revenues in fiscal year 2010, 84.9% in fiscal year 2009 and 85.0% in fiscal year 2008.

•                  Bergdorf Goodman Stores.  Bergdorf Goodman is a premier luxury retailer in New York City well known for its couture merchandise, opulent shopping environment and landmark Fifth Avenue locations.  Bergdorf Goodman features high-end apparel, fashion accessories, shoes, decorative home accessories, precious and designer jewelry, cosmetics and gift items.  Our Bergdorf Goodman stores accounted for 13.3% of our total revenues in fiscal year 2010, 12.4% in fiscal year 2009 and 12.6% in fiscal year 2008 and 16.3% of Specialty Retail revenues in fiscal year 2010, 15.1% in fiscal year 2009 and 15.0% in fiscal year 2008.

We currently operate 6 stores under the CUSP name.  CUSP is a smaller store format (6,000 to 11,000 square feet) that targets a younger, fashion savvy customer with a contemporary point of view.  To date, the operations of the CUSP stores are insignificant to the revenues and operating earnings of our Specialty Retail stores.

Direct Marketing.  Our upscale direct-to-consumer operation (Direct Marketing) conducts online and catalog sales of fashion apparel, accessories and home furnishings through the Neiman Marcus brand, online and catalog sales of home furnishings and accessories through the Horchow brand, and online sales of fashion apparel and accessories through the Bergdorf Goodman brand.  We anticipate the launch of a website under the Neiman Marcus Last Call brand in the first quarter of fiscal year 2011.  The Neiman Marcus Last Call website will feature off-price fashion goods and will augment and complement the operations of our Neiman Marcus Last Call stores.

In addition, Direct Marketing currently operates five designer websites.  In connection with the designer websites, Direct Marketing creates and/or maintains separate e-commerce sites bearing the designers’ brand names.  Direct Marketing maintains inventory from each designer to be showcased on that designer’s website and bears all the responsibilities related to the fulfillment of goods purchased on the designer website.

Direct Marketing generated 18.5% of our total revenues in fiscal year 2010, 17.9% in fiscal year 2009 and 16.2% in fiscal year 2008.  Over one million customers made a purchase through one of our websites or catalogs in fiscal year 2010.  In recent years, internet revenues have increased as a percentage of Direct Marketing revenues.  As a percentage of total revenues of Direct Marketing, internet revenues were 84.2% in fiscal year 2010, 79.5% in fiscal year 2009 and 75.5% in fiscal year 2008.  Our catalog business circulated approximately 48 million catalogs in fiscal year 2010, a decrease of over 25% from the prior year.  With the growth of internet revenues, we have reduced catalog circulation in recent years and would expect flat to declining catalog circulation in the foreseeable future.  We regularly send e-mails to approximately 4.7 million e-mail addresses, alerting our customers to our newest merchandise and the latest fashion trends.

For more information about our reportable segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 in the Notes to Consolidated Financial Statements in Item 15.

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which resulted in an extra week in fiscal year 2008 (the fifty-third week).  All references to fiscal year 2010 relate to the fifty-two weeks ended July 31, 2010, all references to fiscal year 2009 relate to the fifty-two weeks ended August 1, 2009 and all references to fiscal year 2008 relate to the fifty-three weeks ended August 2, 2008.  References to fiscal years 2011 and years thereafter relate to our fiscal years for such periods.

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

In connection with the acquisition of NMG, Holding made an aggregate cash equity contribution of $1,420.0 million and a non-cash equity contribution of $25.0 million to the Company in exchange for the Company issuing 999,100 shares of its common stock to Holding.  In addition, certain members of executive management of the Company made cash equity contributions aggregating $7.7 million and non-cash equity contributions, consisting of shares of common stock and common stock options in NMG, aggregating $17.9 million in exchange for 12,264 shares of common stock in the Company.

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

Recent Developments

On September 2, 2010, we announced preliminary total revenues and comparable revenues of approximately $250 million and $248 million, respectively, for the four-week period ended August 28, 2010.  In the four-week August period of fiscal year 2011, total revenues increased 3.9% and comparable revenues increased 2.9% compared to the four-week August period of fiscal year 2010.  Comparable revenues increased 2.7% in our Specialty Retail stores and increased 3.6% in our Direct Marketing operation for the four-week August period of fiscal year 2011.

All the financial data set forth above for the four-week period ending August 28, 2010 are preliminary and unaudited and subject to revision based upon our review and a review by our independent registered public accounting firm of our financial condition and results of operations for the quarter ending October 30, 2010.  Once we and our independent registered public accounting firm have completed our respective reviews of our financial information for the quarter ending October 30, 2010, we may report financial results that are different from those set forth above.

Industry Overview

We operate in the luxury apparel and accessories segment of the U.S. retail industry and market and sell merchandise from luxury-branded fashion vendors, including, but not limited to, Chanel, Gucci, Prada, Giorgio Armani, St. John, David Yurman, Christian Louboutin, Ermenegildo Zegna, Manolo Blahnik and Loro Piana.  Luxury-branded fashion vendors typically manage the distribution and marketing of their merchandise to maximize the perception of brand exclusivity and to facilitate the sale of their goods at premium prices, including limitations on the number of retail locations through which they distribute their merchandise.  These retail locations typically consist of a limited number of specialty stores, high-end department stores and, in some instances, vendor-owned proprietary boutiques.  Retailers that compete with us for the distribution of luxury fashion brands include Saks Fifth Avenue, Nordstrom, Barney’s New York and other national, regional and local retailers.

Customer Service and Marketing

We are committed to providing our customers with a premier shopping experience through our relationship-based customer service model, with superior merchandise selection and elegant store settings.  Critical elements to our customer service approach are:

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

Sales Associates.  We seek to maintain a sales force of knowledgeable, professional and well-trained sales associates to deliver personal attention and service to our customers through our relationship-based customer service model.  We compensate our sales associates primarily on a commission basis and provide them with training in the areas of customer service, selling skills and product knowledge.  Our sales associates participate in active clienteling programs designed to maintain contact with our customers between store visits and to ensure that our customers are aware of the latest merchandise offerings and fashion trends that we present in our stores.  We empower our sales associates to act as personal shoppers and, in many cases, as the personal style advisor to our customers.

Marketing Programs.  We conduct a wide variety of marketing programs to support our sales associates in the communication of fashion trends to our customers in order to create fashion excitement and enhance our customer relationships.  The programs include both in-store events and targeted, brand-consistent print media communications.

We maintain an active calendar of in-store events to promote our sales efforts.  The activities include in-store promotions of the merchandise of selected designers or merchandise categories, often through events conducted in connection with our loyalty programs, in-store visits and trunk shows by leading designers featuring the newest fashions from the designer, and participation in charitable functions in each of our markets.  Past trunk shows and in-store promotions at our Neiman Marcus and Bergdorf Goodman stores have featured vendors such as Chanel, Giorgio Armani, Oscar de la Renta and Manolo Blahnik.

Through our print media programs, we mail various publications to our customers communicating upcoming in-store events, new merchandise offerings and fashion trends.  In connection with these programs, Neiman Marcus produces The Book® approximately seven to nine times each year.  The Book is a high-quality publication featuring the latest fashion trends that is mailed on a targeted basis to our customers and has a yearly printing in excess of 2.0 million.  Our other print publications include the Bergdorf Goodman Magazine and specific designer mailers.  We also believe that the online and print catalog operations of Direct Marketing promote brand awareness, which benefits the operations of our retail stores.

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

Proprietary Credit Card Program.  We have a marketing and servicing alliance with HSBC Bank Nevada, N.A. and HSBC Private Label Corporation (collectively referred to as HSBC).  Pursuant to the agreement with HSBC, HSBC offers proprietary credit card accounts to our customers under both the “Neiman Marcus” and “Bergdorf Goodman” brand names.  Our original program agreement with HSBC was scheduled to expire in July 2010.  We have subsequently entered into an agreement with HSBC to extend the program to July 2015 (renewable thereafter for three-year terms).  We refer to the agreement with HSBC, including as extended, as the Program Agreement.

Under the terms of the Program Agreement, HSBC offers credit cards and non-card payment plans and bears substantially all credit risk with respect to sales transacted on the cards bearing our brands.  We receive payments from HSBC based on sales transacted on our proprietary credit cards.  Such payments are subject to revisions, both increases and decreases, based upon the overall profitability and performance of the proprietary credit card portfolio.  Based upon current market conditions and the terms of the current Program Agreement, we believe the future income earned by the Company will be lower than the income earned pursuant to the original Program Agreement and that a higher portion of such future income will be based upon the future profitability and performance of the credit card portfolio.  In addition, we receive payments from HSBC for marketing and servicing activities as we continue to handle key customer service functions, primarily customer inquiries and collections, for HSBC.

In connection with our Program Agreement, we have changed and may continue to change the terms of credit offered to our customers.  In addition, HSBC has discretion over certain policies and arrangements with credit card customers and may change these policies and arrangements in ways that affect our relationships with these customers.  Any such changes in our credit card arrangements may adversely affect our credit card program and ultimately, our business.

Historically, our customers holding a proprietary credit card have tended to shop more frequently and have a higher level of spending than customers paying with cash or third-party credit cards.  In fiscal years 2010 and 2009, approximately 50% of our revenues were transacted through our proprietary credit cards.

We utilize data captured through our proprietary credit card program in connection with promotional events and customer relationship programs targeting specific customers based upon their past spending patterns for certain brands, merchandise categories and store locations.

Integrated Multi-Channel Model.  We offer products through our complementary Direct Marketing and Specialty Retail businesses, which enable us to maximize our brand recognition and strengthen our customer relationships across all channels.  Our well-established online and catalog operation expands our reach beyond the trading area of our retail stores, as approximately 40% of our Direct Marketing customers in fiscal years 2010 and 2009 were located outside of the trade areas of our existing retail locations.  We also use our e-commerce websites and catalogs as selling and marketing tools to increase the visibility and exposure of our brand and generate customer traffic within our retail stores.  We believe the combination of our retail stores and direct selling efforts is the main reason that our multi-channel customers spend more on average than our single-channel customers (approximately four times more in fiscal years 2010 and 2009).

Merchandise

We carry luxury merchandise from well-recognized designers as well as emerging designers.  We believe our merchandising experience and in-depth knowledge of our customers and the markets within which we operate, allow us to select an appropriate merchandise assortment for each of our stores that is tailored to our customers’ tastes and lifestyles.

Our percentages of revenues by major merchandise category are as follows:

	Years Ended
	July 31, 2010	August 1, 2009	August 2, 2008
Women’s Apparel	36%	36%	36%
Women’s Shoes, Handbags and Accessories	22%	21%	20%
Cosmetics and Fragrances	11%	11%	11%
Men’s Apparel and Shoes	11%	12%	12%
Designer and Precious Jewelry	11%	11%	12%
Home Furnishings and Décor	7%	7%	8%
Other	2%	2%	1%
	100%	100%	100%

Substantially all of our merchandise is delivered to us by our vendors as finished goods and is manufactured in numerous locations, including Europe and the United States and, to a lesser extent, China, Mexico and South America.

Our major merchandise categories are as follows:

Women’s Apparel:  Women’s apparel consists of dresses, eveningwear, suits, coats, and sportswear separates—skirts, pants, blouses, jackets, and sweaters.  Women’s apparel occupies the largest amount of square footage within our stores.  We work with women’s apparel vendors to present the merchandise and highlight the best of the vendor’s product.  Our primary women’s apparel vendors include Chanel, Gucci, Prada, Giorgio Armani, St. John, Akris and Escada.

Women’s Shoes, Handbags and Accessories:  Women’s accessories include belts, gloves, scarves, hats and sunglasses and complement our shoes and handbags assortments.  Our primary vendors in this category include Christian Louboutin, Chanel, Manolo Blahnik, Prada, Gucci and Tory Burch in ladies shoes, and handbags from Chanel, Prada, Gucci, Nancy Gonzalez, Tory Burch and Balenciaga.

Cosmetics and Fragrances:  Cosmetics and fragrances include facial and skin cosmetics, skin therapy and lotions, soaps, fragrances, candles and beauty accessories.  Our primary vendors of cosmetics and beauty products include La Mer, Chanel, Sisley, Bobbi Brown, La Prairie, Estee Lauder and Laura Mercier.

Men’s Apparel and Shoes:  Men’s apparel and shoes include suits, dress shirts and ties, sport coats, jackets, trousers, casual wear and eveningwear as well as business and casual footwear.  Bergdorf Goodman has a fully dedicated men’s store in New York.  Our primary vendors in this category include Ermenegildo Zegna, Brioni, Giorgio Armani, Tom Ford, Prada and Loro Piana in men’s clothing and sportswear and Ermenegildo Zegna, Brioni, Prada, Ferragamo, Gucci and Stefano Ricci in men’s furnishings and shoes.

Designer and Precious Jewelry:  Our designer and precious jewelry offering includes women’s necklaces, bracelets, rings, earrings and watches that are selected to complement our apparel merchandise offering.  Our primary vendors in this category include David Yurman, John Hardy, Ippolita and Konstantino in designer jewelry and Cartier and Roberto Coin in precious jewelry.  We often sell precious jewelry, which has been consigned to us from the vendor.

Home Furnishings and Décor:  Home furnishings and décor include linens, tabletop, kitchen accessories, furniture, rugs, decorative items (frames, candlesticks, vases and sculptures) as well as collectables.  Merchandise for the home complements our apparel offering in terms of quality and design.  Our primary vendors in this category include Jay Strongwater, MacKenzie-Childs and Lalique.

Vendor Relationships

Our merchandise assortment consists of a wide selection of luxury goods purchased from both well-known luxury-branded fashion vendors as well as new and emerging designers.  We communicate with our vendors frequently, providing feedback on current demand for their products, suggesting changes to specific product categories or items on occasion and gaining insight into their future fashion direction.  Certain designers sell their merchandise, or certain of their design collections, exclusively to us and other designers sell to us pursuant to their limited distribution policies.  We compete for quality merchandise and assortment principally based on relationships and purchasing power with designer resources.  Our women’s and men’s apparel and fashion accessories businesses are especially dependent upon our relationships with these designer resources.  We monitor and evaluate the sales and profitability performance of each vendor and adjust our future purchasing decisions from time to time based upon the results of this analysis.  We have no guaranteed supply arrangements with our principal merchandising sources and, accordingly, there can be no assurance that such sources will continue to meet our needs for quality, style and volume.  In addition, our vendor base is diverse, with only one vendor representing slightly more than 5% of the cost of our total purchases in fiscal year 2010.  The breadth of our sourcing helps mitigate risks associated with a single brand or designer.

As a result of recent economic conditions, some of our vendors have experienced serious cash flow issues, reductions in available credit from banks, factors or other financial institutions, or increases in the cost of capital.  To counteract their cash flow problems, our vendors may attempt to increase their prices, pass through increased costs, alter historical credit and payment terms available to us or seek other relief.  Any of these actions could have an adverse impact on our relationship with the vendor or constrain the amounts or timing of our purchases from the vendor and, ultimately, have an adverse impact on our revenues, profitability and liquidity.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  We receive certain allowances to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise.  Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise.  We also receive advertising allowances from certain of our merchandise vendors, substantially all of which represent reimbursements of direct, specified and incremental costs we incur to promote the vendors’ merchandise.  These allowances are recorded as a reduction of our advertising costs when incurred.  In addition, we receive allowances from certain merchandise vendors in conjunction with compensation allowances for employees who sell the vendors’ merchandise, which allowances are netted against the related compensation expenses that we incur.  For more information related to allowances received from vendors, see Note 1 in the Notes to Consolidated Financial Statements.

In order to expand our product assortment, we offer certain merchandise, primarily precious jewelry, which has been consigned to us from the vendor.  As of July 31, 2010 and August 1, 2009, we held consigned inventories with a cost basis of approximately $256.2 million and $283.0 million, respectively (consigned inventories are not reflected in our consolidated balance sheet as we do not take title to consigned merchandise).  From time to time, we make advances to certain of our vendors.  These advances are typically deducted from amounts paid to vendors at the time we receive the merchandise or, in the case of advances made for consigned goods, at the time we sell the goods.  We had net outstanding advances to vendors of approximately $7.3 million at July 31, 2010 and $11.6 million at August 1, 2009.

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

Capital Investments

We make capital investments annually to support our long-term business goals and objectives.  We invest capital in new and existing stores, distribution and support facilities as well as information technology.  We have gradually increased the number of our stores over the past ten years, growing our full-line Neiman Marcus and Bergdorf Goodman store base from 31 stores at the beginning of fiscal year 2000 to our current 43 stores.

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

In the past three fiscal years, we have made capital expenditures aggregating $343.7 million related primarily to:

•                  the construction of new stores in Natick (suburban Boston), Topanga (greater Los Angeles area) and Bellevue (suburban Seattle);

•                  the renovation and expansion of our main Bergdorf Goodman store in New York City and Neiman Marcus stores in Atlanta and Westchester; and

•                  enhancements to merchandising and store systems.

In fiscal year 2011, we anticipate capital expenditures for our planned new store in Walnut Creek, California (scheduled to open in March 2012).

We receive allowances from developers related to the construction of our stores thereby reducing our cash investment in these stores.  We record these allowances as deferred real estate credits, which are recognized as a reduction of rent expense on a straight-line basis over the lease term.  We received construction allowances aggregating $14.4 million in fiscal year 2010 and $10.0 million in fiscal year 2009.

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

Employees

As of September 15, 2010, we had approximately 14,400 employees.  Neiman Marcus stores had approximately 11,600 employees, Bergdorf Goodman stores had approximately 1,000 employees, Direct Marketing had approximately 1,300 employees and Neiman Marcus Group had approximately 500 employees.  Our staffing requirements fluctuate during the year as a result of the seasonality of the retail industry.  We hire additional temporary associates and increase the hours of part-time employees during seasonal peak selling periods.  Except for approximately 13% of the Bergdorf Goodman employees, none of our employees is subject to a collective bargaining agreement.  We believe that our relations with our employees are good.

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

ITEM 1A. RISK FACTORS

Risks Related to Recent Economic Conditions

Recent economic conditions have adversely affected, and may continue to adversely affect, our business and results of operations.

The recent deterioration in economic conditions, both in the domestic and global economies, has had a significant adverse impact on our business.  Instability in the financial markets, tightening of consumer credit and other economic conditions and uncertainties have caused a reduction in consumer spending.  These conditions have had a significant negative impact on our revenues.

The merchandise we sell consists in large part of luxury retail goods.  The purchase of these goods by customers is discretionary, and therefore highly dependent upon the level of consumer spending, particularly among affluent customers.  Accordingly, sales of these products may continue to be adversely affected by a continuation or worsening of recent economic conditions, increases in consumer debt levels, uncertainties regarding future economic prospects or a decline in consumer confidence.  During an actual or perceived economic downturn (as a result of increases in consumer debt levels, increases in interest rates, a tightening of consumer credit, uncertainties regarding future economic performance and tax rates and policies, or a decline in consumer confidence, among other factors), fewer customers may shop our stores and websites and those who do shop may limit the amounts of their purchases.  As a result, we could be required to take significant additional markdowns and/or increase our marketing and promotional expenses in response to the lower than anticipated levels of demand for luxury goods.  In addition, promotional and/or prolonged periods of deep discount pricing by our competitors could have a material adverse effect on our business.

We continue to experience a challenging economic and retail environment and expect these conditions will continue in the near term.  We will continue to align our inventory levels and purchases with anticipated lower customer demand.  The prolonged continuation of uncertain market conditions could have a material adverse effect on our business.

Uncertain economic conditions may constrain our ability to obtain credit.

Uncertain economic conditions may constrain our ability to obtain credit.  Domestic and global credit and equity markets have recently undergone significant disruption, making it difficult for many businesses to obtain financing on acceptable terms or at all.  As a result of this disruption, we have experienced an increase in the cost of borrowings necessary to operate our business.  If these conditions continue or become worse, our cost of borrowing could continue to increase.  It may also become more difficult to obtain financing for our operations or to refinance long-term obligations as they become payable.  In addition, our borrowing costs can be affected by independent rating agencies’ short and long-term debt ratings, which are based largely on our performance as measured by credit metrics including interest coverage and leverage ratios.  A decrease in these ratings would likely also increase our cost of borrowing and make it more difficult for us to obtain financing.  Our long-term debt ratings were downgraded in fiscal year 2009 by all three independent rating agencies.  A significant increase in the costs we incur in order to finance our operations may have a material adverse impact on our business results and financial condition.

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

We are highly leveraged.  As of July 31, 2010, the principal amount of NMG’s total indebtedness was approximately $2,891.0 million, the unused borrowing availability under the $600.0 million Asset-Based Revolving Credit Facility was $508.9 million and the outstanding letters of credit were $31.1 million.  As of July 31, 2010, NMG had no borrowings outstanding under this facility.  NMG’s substantial indebtedness, combined with its lease and other financial obligations and contractual commitments, could have other important consequences.  For example, it could:

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

•                  limit NMG’s ability to obtain credit from our vendors and/or the vendors’ factors and other financing sources; and

•                  limit NMG’s ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of its business strategy or other purposes.

Any of the above listed factors could materially and adversely affect NMG’s business, financial condition and results of operations.

In addition, NMG’s interest expense could increase if interest rates increase because the entire amount of the indebtedness under the senior secured credit facilities bears interest at floating rates.  As of July 31, 2010, NMG had approximately $1,513.4 million principal amount of floating rate debt, consisting of outstanding borrowings under the Senior Secured Term Loan Facility (including $7.6 million of borrowings classified as current liabilities).

Effective December 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  The interest rate swap agreements expire in December 2010.

Effective January 2010, NMG entered into interest rate cap agreements for an aggregate notional amount of $500.0 million in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness once the interest rate swap agreements expire in December 2010.  The interest rate cap agreements commence in December 2010 and expire in December 2012.  Pursuant to the interest rate cap agreements, NMG has capped LIBOR at 2.50% through December 2012 with respect to the $500.0 million notional amount of such agreements.  In the event LIBOR is less than 2.50%, NMG will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than 2.50%, NMG will pay interest at the capped rate of 2.50%.

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

As a result of recent economic conditions, some of our vendors have experienced serious cash flow issues, reductions in available credit from banks, factors or other financial institutions, or increases in the cost of capital.  To counteract their cash flow problems, our vendors may attempt to increase their prices, pass through increased costs, alter historical credit and payment terms available to us or seek other relief.  Any of these actions could have an adverse impact on our relationship with the vendor or constrain the amounts or timing of our purchases from the vendor and, ultimately, have an adverse impact on our revenues, profitability and liquidity.

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

We expect that planned new full-line stores will add over 89,000 square feet of new store space over approximately the next three fiscal years, representing an increase of approximately 1.5% above the current aggregate square footage of our full-line Neiman Marcus and Bergdorf Goodman stores.  In addition, we anticipate opening approximately 3 to 5 new Neiman Marcus Last Call stores annually in each of the next three fiscal years.  New store openings involve certain risks, including constructing, furnishing and supplying a store in a timely and cost effective manner, accurately assessing the demographic or retail environment at a given location, negotiating favorable lease terms, hiring and training quality staff, obtaining necessary permits and zoning approvals, obtaining commitments from a core group of vendors to supply the new store, integrating the new store into our distribution network and building customer awareness and loyalty.

We routinely evaluate the need to remodel our existing stores. In undertaking store remodels, we must complete the remodel in a timely, cost effective manner, minimize disruptions to our existing operations, and succeed in creating an improved shopping environment. If we fail to execute on these or other aspects of our store expansion and remodeling strategy, we could suffer harm to our sales, an increase in costs and expenses and an adverse effect on our business.

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

In recent years, we have experienced certain inflationary conditions in our cost base due primarily to changes in foreign currency exchange rates that have reduced the purchasing power of the U.S. dollar and, to a lesser extent, to increases in selling, general and administrative expenses, particularly with regard to employee benefits, and increases in fuel prices and costs impacted by increases in fuel prices, such as freight and transportation costs.  Inflation can harm our margins and profitability if we are unable to increase prices or cut costs enough to offset the effects of inflation in our cost base.  If inflation in these or other costs worsens, we may not be able to offset the effects of inflation and cost increases through control of expenses, passing cost increases on to customers or any other method.  Any future inflation could adversely affect our profitability and our business.

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

We maintain a proprietary credit card program through which credit is extended to customers under the “Neiman Marcus” and “Bergdorf Goodman” names.  Because a majority of our revenues is transacted through our proprietary credit cards, changes in our proprietary credit card arrangement that adversely impact our ability to facilitate the provision of consumer credit may adversely affect our performance.

We have a marketing and servicing alliance with HSBC Bank Nevada, N.A. and HSBC Private Label Corporation (collectively referred to as HSBC).  Pursuant to the agreement with HSBC, HSBC offers proprietary credit card accounts to our customers under both the “Neiman Marcus” and “Bergdorf Goodman” brand names.  Our original program agreement with HSBC was scheduled to expire in July 2010.  We have subsequently entered into an agreement with HSBC to extend the program to July 2015 (renewable thereafter for three-year terms).  We refer to the agreement with HSBC, including as extended, as the Program Agreement.

Under the terms of the Program Agreement, HSBC offers credit cards and non-card payment plans and bears substantially all credit risk with respect to sales transacted on the cards bearing our brands.  We receive payments from HSBC based on sales transacted on our proprietary credit cards.  Such payments are subject to revisions, both increases and decreases, based upon the overall profitability and performance of the proprietary credit card portfolio.  Based upon current market conditions and the terms of the current Program Agreement, we believe the future income earned by the Company will be lower than the income earned pursuant to the original Program Agreement and that a higher portion of such future income will be based upon the future profitability and performance of the credit card portfolio.  In addition, we receive payments from HSBC for marketing and servicing activities as we continue to handle key customer service functions, primarily customer inquiries and collections, for HSBC.

In connection with our Program Agreement, we have changed and may continue to change the terms of credit offered to our customers.  In addition, HSBC has discretion over certain policies and arrangements with credit card customers and may change these policies and arrangements in ways that affect our relationships with these customers.  Any such changes in our credit card arrangements may adversely affect our credit card program and ultimately, our business.

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

We are subject to customs, truth-in-advertising, labor and other laws, including consumer protection regulations and zoning and occupancy ordinances that regulate retailers generally and/or 1) govern the importation, promotion and sale of merchandise 2) regulate wage and hour matters with respect to our employees and 3) govern the operation of our retail stores and warehouse facilities.  Although we undertake to monitor changes in these laws, if these laws or the interpretations of these laws change without our knowledge, or are violated by importers, designers, manufacturers or distributors, we could experience delays in shipments and receipt of goods, suffer damage to our reputation or be subject to fines or other penalties under the controlling regulations, any of which could adversely affect our business.

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

Substantially all of our merchandise is delivered to us by our vendors as finished goods and is manufactured in numerous locations, including Europe and the United States and, to a lesser extent, China, Mexico and South America.  Our vendors rely on third party carriers to deliver merchandise to our distribution facilities. In addition, our success depends on our ability to source and distribute merchandise efficiently to our Specialty Retail stores and Direct Marketing customers.  Events such as U.S. or foreign labor strikes, natural disasters, work stoppages or boycotts affecting the manufacturing or transportation sectors and increases in fuel costs could increase the cost or reduce the supply of merchandise available to us and could adversely affect our results of operations.

ITEM 2. PROPERTIES

Our corporate headquarters are located at the Downtown Neiman Marcus store location in Dallas, Texas.  The operating headquarters for Neiman Marcus, Bergdorf Goodman and Direct Marketing are located in Dallas, Texas; New York, New York; and Irving, Texas, respectively.

Properties that we use in our operations include Neiman Marcus stores, Bergdorf Goodman stores, Neiman Marcus Last Call stores and distribution, support and office facilities.  As of September 15, 2010, the approximate aggregate square footage of the properties used in our operations was as follows:

	Owned	Owned Subject to Ground Lease	Leased	Total
Neiman Marcus Stores	752,000	2,513,000	2,302,000	5,567,000
Bergdorf Goodman Stores	—	—	316,000	316,000
Neiman Marcus Last Call stores and Other	—	—	857,000	857,000
Distribution, Support and Office Facilities	1,317,000	150,000	1,010,000	2,477,000

Neiman Marcus Stores.  As of September 15, 2010, we operated 41 Neiman Marcus stores, with an aggregate total property size of approximately 5,567,000 square feet.  The following table sets forth certain details regarding each Neiman Marcus store:

Neiman Marcus Stores

Locations	Fiscal Year Operations Began	Gross Store Sq. Feet	Locations	Fiscal Year Operations Began	Gross Store Sq. Feet
Dallas, Texas (Downtown)(1)	1908	129,000	Denver, Colorado(3)*	1991	90,000
Dallas, Texas (NorthPark)(2)*	1965	218,000	Minneapolis, Minnesota(2)	1992	119,000
Houston, Texas (Galleria)(3)*	1969	224,000	Scottsdale, Arizona(2)*	1992	118,000
Bal Harbour, Florida(2)	1971	97,000	Troy, Michigan(3)*	1993	157,000
Atlanta, Georgia(2)*	1973	206,000	Short Hills, New Jersey(3)*	1996	138,000
St. Louis, Missouri(2)	1975	145,000	King of Prussia, Pennsylvania(3)*	1996	142,000
Northbrook, Illinois(3)	1976	144,000	Paramus, New Jersey(3)*	1997	141,000
Fort Worth, Texas(2)	1977	119,000	Honolulu, Hawaii(3)	1999	181,000
Washington, D.C.(2)*	1978	130,000	Palm Beach, Florida(2)	2001	53,000
Newport Beach, California(3)*	1978	154,000	Plano, Texas (Willow Bend)(4)*	2002	156,000
Beverly Hills, California(1)*	1979	185,000	Tampa, Florida(3)*	2002	96,000
Westchester, New York(2)*	1981	138,000	Coral Gables, Florida(2)*	2003	136,000
Las Vegas, Nevada(2)	1981	174,000	Orlando, Florida(4)*	2003	95,000
Oak Brook, Illinois(2)	1982	119,000	San Antonio, Texas(4)*	2006	120,000
San Diego, California(2)	1982	106,000	Boca Raton, Florida(3)	2006	136,000
Fort Lauderdale, Florida(3)*	1983	94,000	Charlotte, North Carolina(3)	2007	80,000
San Francisco, California(4)*	1983	251,000	Austin, Texas(3)	2007	80,000
Chicago, Illinois (Michigan Ave.)(2)	1984	188,000	Natick, Massachusetts(1)	2008	102,000
Boston, Massachusetts(2)	1984	111,000	Topanga, California(3)	2009	120,000
Palo Alto, California(3)*	1986	120,000	Bellevue, Washington(2)	2010	125,000
McLean, Virginia(4)*	1990	130,000

(1)           Owned subject to partial ground lease.

(2)           Leased.

(3)           Owned subject to ground lease.

(4)           Owned.

*              Mortgaged to secure our senior secured credit facilities and the 2028 Debentures.

We recently opened new stores in Natick (102,000 square feet) in September 2007, Topanga (120,000 square feet) in September 2008 and Bellevue, Washington (125,000 square feet) in September 2009 and currently plan to open a new store in Walnut Creek, California in 2012 (89,000 square feet planned).

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

Neiman Marcus Last Call stores.  As of September 15, 2010, we operated 28 Neiman Marcus Last Call stores that average approximately 28,900 square feet each in size.

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

For further information on our properties and lease obligations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 in the Notes to Consolidated Financial Statements in Item 15.

ITEM 3. LEGAL PROCEEDINGS

On April 30, 2010, a Class Action Complaint for Injunction and Equitable Relief was filed in the United States District Court for the Central District of California by Sheila Monjazeb, individually and on behalf of other members of the general public similarly situated, against the Company, Newton Holding, LLC, TPG Capital, L.P. and Warburg Pincus, LLC.  On July 12, 2010, all defendants except for the Company were dismissed without prejudice, and on August 20, 2010, this case was refiled in the Superior Court of California for San Francisco County.  This complaint, along with a similar class action lawsuit originally filed by Bernadette Tanguilig in 2007, alleges that the Company has engaged in various violations of the California Labor Code and Business and Professions Code, including without limitation (1) asking employees to work “off the clock,” (2) failing to provide meal and rest breaks to its employees, (3) improperly calculating deductions on paychecks delivered to its employees, and (4) failing to provide a chair or allow employees to sit during shifts.  The plaintiffs in these matters seek certification of their case as a class action, reimbursement for past wages and temporary, preliminary and permanent injunctive relief preventing defendant from allegedly continuing to violate the laws cited in their complaints.  We intend to vigorously defend our interests in these matters.  Currently, we cannot reasonably estimate the amount of loss, if any, arising from these matters.  However, we do not currently believe the resolution of these matters will have a material adverse impact on our financial position.  We will continue to evaluate these matters based on subsequent events, new information and future circumstances.

We are currently involved in various other legal actions and proceedings that arose in the ordinary course of business.  We believe that any liability arising as a result of these actions and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our common stock.  At September 15, 2010, there were 31 holders of record of our common stock.

We have not declared or paid any dividends on our common stock in our three most recent fiscal years.  For the foreseeable future we intend to retain all current and foreseeable future earnings to support operations and finance expansion.

There were no unregistered sales of our equity securities during the quarterly period ended July 31, 2010.

PART II

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is qualified in entirety by our consolidated financial statements (and the related Notes thereto) contained in Item 15 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	(Successor)								(Predecessor)
(in millions)	Fiscal year ended July 31, 2010	Fiscal year ended August 1, 2009		Fiscal year ended August 2, 2008 (1)		Fiscal year ended July 28, 2007		Forty-three weeks ended July 29, 2006	Nine weeks ended October 1, 2005
OPERATING RESULTS
Revenues	$3,692.8	$3,643.3		$4,600.5		$4,390.1		$3,397.7	$632.4
Cost of goods sold including buying and occupancy costs (excluding depreciation)	2,419.5	2,536.8		2,935.0		2,753.8		2,219.4	371.5
Selling, general and administrative expenses (excluding depreciation)	885.4	882.7		1,045.4		1,015.1		802.4	155.6
Income from credit card program, net	(59.1)	(50.0)		(65.7)		(65.7)		(49.4)	(7.8)
Depreciation and amortization	215.1	223.5		220.6		208.7		166.6	19.2
Impairment charges	—	703.2	(2)	31.3	(3)	11.5	(4)	—	—
Operating earnings (loss)	231.8	(652.9	)(2)	466.4	(3)	476.8	(4)	258.7	70.3 (5)
(Loss) earnings from continuing operations before income taxes	(5.3)	(888.5)		226.6		217.0		41.0	71.2
Loss from discontinued operations, net of tax (6)	—	—		—		(22.8)		(14.0)	(0.8)
Net (loss) earnings	$(1.8)	$(668.0)		$142.8		$111.9		$12.5	$44.2

(in millions)	July 31, 2010	August 1, 2009	August 2, 2008 (1)	July 28, 2007	July 29, 2006

FINANCIAL POSITION
Cash and cash equivalents	$421.0	$323.4	$239.2	$141.2	$223.7
Merchandise inventories	790.5	766.8	991.6	933.4	807.3
Total current assets	1,360.1	1,234.5	1,378.6	1,231.9	1,150.9
Property and equipment, net	905.8	992.7	1,075.3	1,043.7	1,030.3
Total assets	5,532.3	5,594.0	6,571.7	6,517.9	6,623.0
Total current liabilities	662.5	576.4	721.7	784.8	714.1
Long-term debt, excluding current maturities	$2,879.7	$2,954.2	$2,946.1	$2,945.9	$3,195.7

	(Successor)								(Predecessor)
(in millions, except sales per square foot)	Fiscal year ended July 31, 2010	Fiscal year ended August 1, 2009		Fiscal year ended August 2, 2008 (1)		Fiscal year ended July 28, 2007		Forty-three weeks ended July 29, 2006	Nine Weeks ended October 1, 2005
OTHER OPERATING DATA
Capital expenditures	$58.7	$101.5		$183.5		$147.9		$138.2	$25.6
Depreciation expense	$141.8	$150.8		$148.4		$136.5		$107.0	$19.2
Rent expense and related occupancy costs	$85.0	$85.4		$92.6		$87.5		$69.3	$12.5
Change in comparable revenues (7)	(0.1)%	(21.4)%		1.7%		6.7%		6.8%	9.8%
Number of full-line stores open at period end	43	42		41		40		38	37
Sales per square foot	$466	$475		$634	(8)	$638		$508	$103

NON-GAAP FINANCIAL MEASURE
EBITDA (9)	$446.9	$(429.4	)(2)	$687.0	(3)	$685.6	(4)	$425.3	$89.5	(5)
Adjusted EBITDA (9)	$446.9	$273.8		$685.8		$686.9		$425.3	$113.0

(1)                                  Fiscal year 2008 consists of the fifty-three weeks ended August 2, 2008. All other fiscal years consist of fifty-two weeks.

(2)                                  For fiscal year 2009, operating loss and EBITDA include pretax impairment charges related to 1) $329.7 million for the writedown to fair value of goodwill, 2) $343.2 million for the writedown to fair value of the net carrying value of tradenames and 3) $30.3 million for the writedown to fair value of the net carrying value of certain long-lived assets.

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

(6)                                  Loss from discontinued operations, reflects the operations of Kate Spade LLC (prior to its sale in December 2006) and Gurwitch Products, L.L.C. (prior to its sale in July 2006).

(7)                                  Comparable revenues include 1) revenues derived from our retail stores open for more than fifty-two weeks, including stores that have been relocated or expanded and 2) revenues from our Direct Marketing operation.  Comparable revenues exclude 1) revenues of closed stores and 2) revenues from our discontinued operations (Gurwitch Products, L.L.C. and Kate Spade LLC).  The calculation of the change in comparable revenues for fiscal year 2008 is based on revenues for the fifty-two weeks ended July 26, 2008 compared to revenues for the fifty-two weeks ended July 28, 2007.

(8)                                  Sales per square foot for fiscal year 2008 are based on revenues for the fifty-two weeks ended July 26, 2008.

(9)                                  For an explanation and reconciliation of EBITDA and Adjusted EBITDA, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measure-EBITDA and Adjusted EBITDA.”

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

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which resulted in an extra week in fiscal year 2008 (the fifty-third week).  All references to fiscal year 2010 relate to the fifty-two weeks ended July 31, 2010, all references to fiscal year 2009 relate to the fifty-two weeks ended August 1, 2009 and all references to fiscal year 2008 relate to the fifty-three weeks ended August 2, 2008.

Recent Developments

On September 2, 2010, we announced preliminary total revenues and comparable revenues of approximately $250 million and $248 million, respectively, for the four-week period ended August 28, 2010.  In the four-week August period of fiscal year 2011, total revenues increased 3.9% and comparable revenues increased 2.9% compared to the four-week August period of fiscal year 2010.  Comparable revenues increased 2.7% in our Specialty Retail stores and increased 3.6% in our Direct Marketing operation for the four-week August period of fiscal year 2011.

All the financial data set forth above for the four-week period ending August 28, 2010 are preliminary and unaudited and subject to revision based upon our review and a review by our independent registered public accounting firm of our financial condition and results of operations for the quarter ending October 30, 2010.  Once we and our independent registered public accounting firm have completed our respective reviews of our financial information for the quarter ending October 30, 2010, we may report financial results that are different from those set forth above.

Fiscal Year 2010 Summary

While economic conditions and consumer spending improved in fiscal year 2010 compared to the prior year, consumer spending remains below historical levels achieved in fiscal years 2007 and 2008.  We do not anticipate the return of consumer spending to these levels in the near-term.

A summary of our operating results is as follows:

•                    Revenues—Our revenues for fiscal year 2010 were $3,692.8 million, an increase of 1.4% as compared to fiscal year 2009, reflecting a decrease in comparable revenues of 0.1%.  Comparable revenues by quarter for fiscal year 2010 are as follows:

First fiscal quarter	(13.7)%
Second fiscal quarter	0.6%
Third fiscal quarter	9.1%
Fourth fiscal quarter	6.5%

For Specialty Retail stores, our sales per square foot decreased to $466 for the fifty-two weeks ended July 31, 2010 from $475 for the fifty-two weeks ended August 1, 2009.

•                  Cost of goods sold including buying and occupancy costs (excluding depreciation)—COGS represented 65.5% of revenues in fiscal year 2010 and 69.6% of revenues in fiscal year 2009.  The decreases in COGS as a percentage of revenues were due to 1) lower net markdowns as a result of a closer alignment of on-hand inventories to customer demand in fiscal year 2010 and 2) increases in customer demand, particularly since December 2009.

•                  Inventories—During fiscal year 2010, we continued to maintain tight control over inventory and aligned our inventory purchases with sales expectations.  At July 31, 2010, on-hand inventories totaled $790.5 million, a 3.1% increase from the prior year fiscal period.  Excluding inventories held by new stores, inventories increased by approximately 2%.

•                  Selling, general and administrative expenses (excluding depreciation)—SG&A represented 24.0% of revenues in fiscal 2010, a net improvement of 0.2% of revenues compared to fiscal year 2009.  The lower levels of SG&A expenses primarily reflect net savings realized as a result of our on-going initiatives to control our expenses, offset by higher incentive compensation requirements.

•                  Operating earnings (loss)—Total operating earnings in fiscal year 2010 were $231.8 million, or 6.3% of revenues.  Total operating losses in fiscal year 2009 were $652.9 million, or 17.9% of revenues, which included impairments of our long-lived assets of $703.2 million, or 19.3% of revenues.  Excluding these impairment charges, operating earnings were $50.3 million, or 1.4% of revenues, in fiscal year 2009.  Excluding these impairment charges, operating earnings margin increased by 4.9% of revenues compared to the prior year primarily due to:

•            a decrease in COGS by 4.1% of revenues primarily due to higher customer demand, higher levels of full-price sales and lower net markdowns;

•            a decrease in SG&A expenses by 0.2% of revenues primarily due to savings realized as a result of our on-going initiatives to control our expenses, offset by higher incentive compensation requirements;

•            a decrease in depreciation and amortization expense by 0.3% of revenues reflecting the current lower level of capital expenditures in fiscal years 2010 and 2009; and

•            an increase in income from our credit card operations by 0.2% of revenues primarily due to lower estimated shared credit card losses.

•                  Liquidity—Cash provided by our operating activities was $268.0 million in fiscal year 2010, an increase of $57.2 million from the prior fiscal year.  This increase was primarily due to lower working capital requirements attributable to the closer alignment of on-hand inventories to customer demand in fiscal year 2010 and the improvement in operating earnings.  We held cash balances of $421.0 million at July 31, 2010 compared to $323.4 million at August 1, 2009.  At July 31, 2010, we had no borrowings outstanding under our Asset-Based Revolving Credit Facility, $31.1 million of outstanding letters of credit and $508.9 million of unused borrowing availability.

Given the challenging economic and retail environment, we elected to pay non-cash interest for the three quarterly interest periods ending October 14, 2009 with the issuance of additional Senior Notes instead of paying interest in cash.  As a result, the original principal amount of Senior Notes of $700.0 million increased by $17.1 million in April 2009, $17.4 million in July 2009 and $18.1 million in October 2009.  We have elected to pay cash interest since the first quarter of fiscal year 2010.  After October 15, 2010, we are required to make all interest payments on the Senior Notes entirely in cash.

•                  Outlook— We do not anticipate the return of consumer spending to historical levels in the near-term.  We plan to maintain an appropriate alignment of our inventory levels and purchases with anticipated customer demand.  We believe the cash generated from our operations along with our cash balances and available sources of financing will enable us to meet our cash obligations for fiscal year 2011.

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net revenues for the periods indicated.

	Fiscal year ended
	July 31,	August 1,	August 2,
	2010	2009	2008

Revenues	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs (excluding depreciation)	65.5	69.6	63.8
Selling, general and administrative expenses (excluding depreciation)	24.0	24.2	22.7
Income from credit card program, net	(1.6)	(1.4)	(1.4)
Depreciation expense	3.8	4.1	3.2
Amortization of intangible assets	1.5	1.5	1.2
Amortization of favorable lease commitments	0.5	0.5	0.4
Impairment charges	—	19.3	0.7
Other income	—	—	(0.7)
Operating earnings (loss)	6.3	(17.9)	10.1
Interest expense, net	6.4	6.5	5.2
Operating (loss) earnings before income taxes	(0.1)	(24.4)	4.9
Income tax (benefit) expense	(0.1)	(6.1)	1.8
Net (loss) earnings	(0.0)%	(18.3)%	3.1%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

	Fiscal year ended
(in millions, except sales per square foot)	July 31, 2010	August 1, 2009	August 2, 2008

REVENUES
Specialty Retail stores	$3,010.8	$2,991.3	$3,853.0
Direct Marketing	682.0	652.0	747.5
Total	$3,692.8	$3,643.3	$4,600.5

OPERATING EARNINGS (LOSS)
Specialty Retail stores	$272.5	$124.3	$476.7
Direct Marketing	112.6	73.3	117.7
Corporate expenses	(58.1)	(52.1)	(57.0)
Other expenses (1)	(21.9)	(22.5)	—
Amortization of intangible assets and favorable lease commitments	(73.3)	(72.7)	(72.2)
Impairment charges (2)	—	(703.2)	(31.3)
Other income (3)	—	—	32.5
Total	$231.8	$(652.9)	$466.4

OPERATING PROFIT MARGIN (LOSS)
Specialty Retail stores	9.1%	4.2%	12.4%
Direct Marketing	16.5%	11.2%	15.7%
Total	6.3%	(17.9)%	10.1%

CHANGE IN COMPARABLE REVENUES (4)
Specialty Retail stores	(1.2)%	(23.2)%	1.3%
Direct Marketing	4.6%	(12.2)%	3.8%
Total	(0.1)%	(21.4)%	1.7%

SALES PER SQUARE FOOT
Specialty Retail stores	$466	$475	$634 (5)

STORE COUNT
Neiman Marcus and Bergdorf Goodman full-line stores:
Open at beginning of period	42	41	40
Opened during the period	1	1	1
Open at end of period	43	42	41
Neiman Marcus Last Call stores:
Open at beginning of period	27	24	20
Opened during the period	1	4	4
Closed during the period	—	(1)	—
Open at end of period	28	27	24

NON-GAAP FINANCIAL MEASURE
EBITDA (6)	$446.9	$(429.4)	$687.0
Adjusted EBITDA (6)	$446.9	$273.8	$685.8

(1)                                  Other expenses consists primarily of costs (primarily professional fees and severance) incurred in connection with cost reductions and corporate initiatives.

(2)                                  For fiscal year 2009, impairment charges consist of pretax charges of 1) $329.7 million for the writedown to fair value of goodwill, 2) $343.2 million for the writedown to fair value of the net carrying value of tradenames and 3) $30.3 million for the writedown to fair value of the net carrying value of certain long-lived assets.

For fiscal year 2008, impairment charge consists of a $31.3 million pretax impairment charge related to the writedown to fair value of the Horchow tradename.

(3)                                  For fiscal year 2008, other income includes a pension curtailment gain of $32.5 million as a result of our decision to freeze certain Pension and SERP benefits as of December 31, 2007.

(4)                                  Comparable revenues include 1) revenues derived from our retail stores open for more than fifty-two weeks, including stores that have been relocated or expanded and 2) revenues from our Direct Marketing operation.  Comparable revenues exclude revenues of closed stores.  The calculation of the change in comparable revenues for fiscal year 2009 is based on revenues for the fifty-two weeks ended August 1, 2009 compared to revenues for the fifty-two weeks ended July 26, 2008.

(5)                                  Sales per square foot for fiscal year 2008 are based on revenues for the fifty-two weeks ended July 26, 2008.

(6)                                  For an explanation and reconciliation of EBITDA and Adjusted EBITDA as measures of our operating performance, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measure-EBITDA and Adjusted EBITDA.”

Factors Affecting Our Results

Revenues.  We generate our revenues from the sale of high-end merchandise through our Specialty Retail stores and Direct Marketing operation.  Components of our revenues include:

•                  Sales of merchandise—Revenues from our Specialty Retail stores are recognized at the later of the point of sale or the delivery of goods to the customer.  Revenues from our Direct Marketing operation are recognized when the merchandise is delivered to the customer.  Revenues are reduced when customers return goods previously purchased.  We maintain reserves for anticipated sales returns primarily based on our historical trends related to returns by both our retail and direct marketing customers.  Revenues exclude sales taxes collected from our customers.

•                  Delivery and processing—We generate revenues from delivery and processing charges related to merchandise delivered to our customers from both our Specialty Retail stores and Direct Marketing operation.

Our revenues can be affected by the following factors:

•                  general economic conditions;

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise.  These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor.  Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise.  These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold.  We received vendor allowances of $81.2 million, or 2.2% of revenues, in fiscal year 2010, $107.7 million, or 3.0% of revenues, in fiscal year 2009 and $109.6 million, or 2.4% of revenues, in fiscal year 2008.  The amounts of vendor allowances we receive fluctuate based on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during fiscal years 2010, 2009 or 2008.

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

Advertising costs consist primarily of 1) print media costs for promotional materials mailed to our customers incurred by our Specialty Retail segment, 2) advertising costs incurred by our Direct Marketing operation related to the production, printing and distribution of our print catalogs and the production of the photographic content for our websites and 3) online marketing costs incurred by our Direct Marketing operation.  We receive advertising allowances from certain of our merchandise vendors.  Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media.  Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned.  Advertising allowances aggregated approximately $46.2 million, or 1.3% of revenues, in fiscal year 2010, $65.7 million, or 1.8% of revenues, in fiscal year 2009 and $75.7 million, or 1.6% of revenues, in fiscal year 2008.  The decrease in advertising allowances in fiscal 2010 compared to fiscal 2009 was consistent with the decrease in gross advertising expenditures in the periods.

We also receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendor’s merchandise.  These allowances are netted against the related compensation expense that we incur.  Amounts received from vendors related to compensation programs were $61.1 million, or 1.7% of revenues, in fiscal year 2010, $65.8 million, or 1.8% of revenues, in fiscal year 2009 and $71.6 million, or 1.6% of revenues, in fiscal year 2008.

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

Income from credit card program, net.  Pursuant to a long-term marketing and servicing alliance with HSBC, HSBC offers credit card and non-card payment plans bearing our brands and we receive 1) ongoing payments from HSBC based on net credit card sales and 2) compensation for marketing and servicing activities (HSBC Program Income).  The HSBC Program Income is subject to adjustments, both increases and decreases, based upon the overall profitability and performance of the credit card portfolio.  We recognize HSBC Program Income when earned.  In the future, the HSBC Program Income may be:

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

•                  decreased based upon the level of future services we provide to HSBC; and

•                  increased or decreased based upon the overall profitability and performance of the credit card portfolio.

Our original program agreement with HSBC was scheduled to expire in July 2010.  We have subsequently entered into an agreement with HSBC to extend the program to July 2015 (renewable thereafter for three-year terms).  Based upon current market conditions and the terms of the current Program Agreement, we believe the future income earned by the Company will be lower than the income earned pursuant to the original Program Agreement and that a higher portion of such future income will be based upon the future profitability and performance of the credit card portfolio.

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

We monitor the sales performance of our inventories throughout each season.  We seek to order additional goods to supplement our original purchasing decisions when the level of customer demand is higher than originally anticipated.  However, in certain merchandise categories, particularly fashion apparel, our ability to purchase additional goods can be limited.  This can result in lost sales in the event of higher than anticipated demand for the fashion goods we offer or a higher than anticipated level of consumer spending.  Conversely, in the event we buy fashion goods that are not accepted by the customer or the level of consumer spending is less than we anticipated, we typically incur a higher than anticipated level of markdowns, net of vendor allowances, resulting in lower operating profits.  We believe that the experience of our merchandising and selling organizations helps to minimize the inherent risk in predicting fashion trends.

Fiscal Year Ended July 31, 2010 Compared to Fiscal Year Ended August 1, 2009

Revenues.  Our revenues for fiscal year 2010 of $3,692.8 million increased by $49.5 million, or 1.4%, from $3,643.3 million in fiscal year 2009.  New stores generated revenues of $56.7 million in fiscal year 2010.

Comparable revenues for the fifty-two weeks ended July 31, 2010 were $3,636.1 million compared to $3,640.5 million in fiscal year 2009, representing a decrease of 0.1%.  Changes in comparable revenues, by quarter and by reportable segment, were:

	Fiscal year 2010				Fiscal year 2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Specialty Retail stores	4.9%	9.5%	(0.6)%	(14.9)%	(25.0)%	(27.1)%	(25.0)%	(15.8)%
Direct Marketing	13.6%	6.9%	5.9%	(7.2)%	(15.7)%	(14.3)%	(12.1)%	(7.0)%
Total	6.5%	9.1%	0.6%	(13.7)%	(23.4)%	(25.1)%	(22.8)%	(14.5)%

Internet revenues generated by Direct Marketing were $574.0 million for fiscal year 2010, an increase of 10.7% compared to the prior fiscal year.  Catalog revenues decreased 19.2% compared to the prior fiscal year as our customers continued to migrate toward on-line retailing in our Direct Marketing operation.

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for fiscal year 2010 were 65.5% of revenues compared to 69.6% of revenues for fiscal year 2009.  The decrease in COGS by 4.1% of revenues for fiscal year 2010 was primarily due to:

•                  increased product margins generated by both our Specialty Retail stores and Direct Marketing operation of approximately 3.9% of revenues due to 1) lower net markdowns as a result of the closer alignment of on-hand inventories to customer demand in fiscal year 2010 and 2) increases in customer demand and higher levels of full-price sales; and

•                  lower buying and occupancy costs of 0.2% of revenues primarily due to the leveraging of these expenses on higher revenues.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses as a percentage of revenues decreased to 24.0% of revenues in fiscal year 2010 compared to 24.2% of revenues in the prior fiscal year.  The net decrease in SG&A expenses by 0.2% of revenues in fiscal year 2010 was primarily due to:

•                  lower payroll and related benefits costs, of approximately 0.9% of revenues, primarily as a result of our reduced headcount; and

•                  a lower level of advertising and marketing costs incurred in fiscal year 2010 by our Direct Marketing operation of approximately 0.2% of revenues, primarily due to a lower level of catalog spending in connection with planned decreases in catalog circulation; offset by

•                  an increase in advertising and marketing costs for our Specialty Retail stores of approximately 0.1% of revenues due to a higher level of in-store marketing events as well as a lower level of advertising allowances; and

•                  higher incentive compensation requirements by approximately 0.7% of revenues.

Income from credit card program, net.  We earned HSBC Program Income of $59.1 million, or 1.6% of revenues, in fiscal year 2010 compared to $50.0 million, or 1.4% of revenues, in fiscal year 2009 primarily due to improvements in the profitability and performance of the credit card portfolio, primarily as the result of lower shared credit card losses.

Depreciation expense.  Depreciation expense was $141.8 million, or 3.8% of revenues, in fiscal year 2010 compared to $150.8 million, or 4.1% of revenues, in fiscal year 2009.  The decrease in depreciation results primarily from recent lower levels of capital spending and delays in certain real estate projects in response to recent unfavorable economic conditions.

Amortization expense.  Amortization of intangible assets (primarily customer lists and favorable lease commitments) aggregated $73.3 million, or 2.0% of revenues, in fiscal year 2010 compared to $72.7 million, or 2.0% of revenues, in fiscal year 2009.

Impairment charges.  In fiscal year 2009, we recorded impairment charges, related primarily to our tradenames and goodwill, aggregating $703.2 million in connection with the review of our long-lived assets for recoverability, as more fully explained in Note 9 in the Notes to Consolidated Financial Statements.

Segment operating earnings.  Segment operating earnings for our Specialty Retail stores and Direct Marketing segments do not reflect either the impact of adjustments to revalue our assets and liabilities to estimated fair value at the Acquisition date or impairment charges related to declines in fair value subsequent to the Acquisition date.  The reconciliation of segment operating earnings to total operating earnings (loss) is as follows:

	Fiscal year ended
(in millions)	July 31, 2010	August 1, 2009
Specialty Retail stores	$272.5	$124.3
Direct Marketing	112.6	73.3
Corporate expenses	(58.1)	(52.1)
Other expenses	(21.9)	(22.5)
Amortization of intangible assets and favorable lease commitments	(73.3)	(72.7)
Impairment charges	—	(703.2)
Total operating earnings (loss)	$231.8	$(652.9)

Operating earnings for our Specialty Retail stores segment were $272.5 million, or 9.1% of Specialty Retail stores revenues, for fiscal year 2010 compared to $124.3 million, or 4.2% of Specialty Retail stores revenues, for the prior fiscal year.  The increase in operating margin as a percentage of revenues was primarily due to:

•                  lower net markdowns, higher customer demand and higher levels of full-price sales; and

•                  favorable payroll and related benefits primarily due to savings realized as a result of our initiatives to control our expenses; offset by

•                  higher incentive compensation requirements; and

•                  a higher level of spending for advertising and marketing costs for our Specialty Retail stores.

Operating earnings for Direct Marketing were $112.6 million, or 16.5% of Direct Marketing revenues, in fiscal year 2010 compared to $73.3 million, or 11.2% of Direct Marketing revenues, for the prior fiscal year.  The increase in operating margin as a percentage of revenues for Direct Marketing was primarily the result of:

•                  lower net markdowns and higher customer demand;

•                  a lower level of spending for advertising and marketing costs incurred for print catalogs; and

•                  favorable payroll and related benefits primarily due to our initiatives to control expenses; offset by

•                  higher incentive compensation requirements.

Other expenses of $21.9 million in fiscal year 2010 and $22.5 million in fiscal year 2009 consist primarily of costs (professional fees and severance) incurred in connection with cost reductions and corporate initiatives.

Interest expense, net.  Net interest expense was $237.1 million, or 6.4% of revenues, in fiscal year 2010 and $235.6 million, or 6.5% of revenues, for the prior fiscal year.  The significant components of interest expense are as follows:

	Fiscal year ended
(in thousands)	July 31, 2010	August 1, 2009

Senior Secured Term Loan Facility	$83,468	$90,952
2028 Debentures	8,886	8,906
Senior Notes	68,315	66,356
Senior Subordinated Notes	51,732	52,028
Amortization of debt issue costs	18,697	17,185
Other, net	6,296	1,140
Capitalized interest	(286)	(993)
Interest expense, net	$237,108	$235,574

Income tax (benefit) expense.  In fiscal year 2010, we generated a loss before income taxes of approximately $5.3 million, which resulted in a recorded income tax benefit of approximately $3.5 million and an effective tax rate of 65.4%.  The effective tax rate exceeds the statutory rate primarily due to the relative significance of state taxes, non-taxable income and non-deductible expense to our pretax loss.  For fiscal year 2009, we generated a loss before income taxes of approximately $888.5 million, which resulted in a recorded income tax benefit of approximately $220.5 million and an effective tax rate of 24.8%.  For fiscal year 2009, no income tax benefit exists related to the $329.7 million of goodwill impairment charges recorded.  Excluding the impact of the goodwill impairment charges, our effective income tax rate was 39.5% for fiscal year 2009.

During the fourth quarter of fiscal year 2010, the Internal Revenue Service (IRS) closed their examination of our fiscal year 2007 federal income tax return with no changes or assessments.  We anticipate the IRS will begin an examination of fiscal years 2008 and 2009 sometime in fiscal year 2011.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2006.  We believe our recorded tax liabilities as of July 31, 2010 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our consolidated financial statements.

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

Comparable revenues for the fifty-two weeks ended August 1, 2009 were $3,575.4 million compared to $4,548.5 million in fiscal year 2008, representing a decrease of 21.4%.  Comparable revenues decreased in fiscal year 2009 by 23.2% for Specialty Retail stores and 12.2% for Direct Marketing.  New stores generated revenues of $67.9 million in fiscal year 2009.

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

Impairment charges.  In fiscal year 2009, we recorded impairment charges, related primarily to our tradenames and goodwill, aggregating $703.2 million in connection with the review of our long-lived assets for recoverability, as more fully explained in Note 9 in the Notes to Consolidated Financial Statements.

In the fourth quarter of fiscal year 2008, we recorded a $31.3 million, or 0.7% of revenues, pretax impairment charge related to the writedown to fair value of the Horchow tradename.

Other income.  In the first quarter of fiscal year 2008, we recorded a pension curtailment gain of $32.5 million, or 0.7% of revenues, as a result of our decision to freeze certain Pension and SERP benefits as of December 31, 2007, as more fully explained in Notes 10 and 13 in the Notes to Consolidated Financial Statements.

Segment operating earnings.  Segment operating earnings for our Specialty Retail stores and Direct Marketing segments do not reflect either the impact of adjustments to revalue our assets and liabilities to estimated fair value at the Acquisition date or impairment charges related to declines in fair value subsequent to the Acquisition date.  The reconciliation of segment operating earnings to total operating (loss) earnings is as follows:

	Fiscal year ended
	August 1,	August 2,
(in millions)	2009	2008
Specialty Retail stores	$124.3	$476.7
Direct Marketing	73.3	117.7
Corporate expenses	(52.1)	(57.0)
Other expenses	(22.5)	—
Amortization of intangible assets and favorable lease commitments	(72.7)	(72.2)
Impairment charges	(703.2)	(31.3)
Other income	—	32.5
Total operating (loss) earnings	$(652.9)	$466.4

Operating earnings for our Specialty Retail stores segment were $124.3 million, or 4.2% of Specialty Retail stores revenues, for fiscal year 2009 compared to $476.7 million, or 12.4% of Specialty Retail stores revenues, for the prior fiscal year.  The decrease in operating margin as a percentage of revenues was primarily due to:

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

Operating earnings for Direct Marketing were $73.3 million, or 11.2% of Direct Marketing revenues, in fiscal year 2009 compared to $117.7 million, or 15.7% of Direct Marketing revenues, for the prior fiscal year.  The decrease in operating margin as a percentage of revenues for Direct Marketing was primarily the result of:

•                  a decrease in margins primarily due to higher net markdowns in response to weak customer demand; and

•                  the deleveraging of a significant portion of our expenses.

Other expenses of $22.5 million in fiscal year 2009 consist primarily of costs (professional fees and severance)  incurred in connection with cost reductions and corporate initiatives.

Interest expense, net.  Net interest expense was $235.6 million, or 6.5% of revenues, in fiscal year 2009 and $239.8 million, or 5.2% of revenues, for the prior fiscal year.  The net decrease in interest expense is primarily due to 1) the decrease in interest rates on our variable-rate indebtedness, partially offset by 2) incremental non-cash interest on the Senior Notes, 3) lower interest income and 4) lower capitalized interest as a result of lower capital expenditures.  The significant components of interest expense are as follows:

	Fiscal year ended
(in thousands)	August 1, 2009	August 2, 2008

Senior Secured Term Loan Facility	$90,952	$106,504
2028 Debentures	8,906	8,903
Senior Notes	66,356	63,000
Senior Subordinated Notes	52,028	51,875
Amortization of debt issue costs	17,185	14,217
Other, net	1,140	(1,658)
Capitalized interest	(993)	(3,036)
Interest expense, net	$235,574	$239,805

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

Non-GAAP Financial Measure — EBITDA and Adjusted EBITDA

We present the financial performance measures of earnings before interest, taxes, depreciation and amortization (EBITDA) and Adjusted EBITDA because we use these measures to monitor and evaluate the performance of our business and believe the presentation of these measures will enhance investors’ ability to analyze trends in our business, evaluate our performance relative to other companies in our industry and evaluate our ability to service our debt.  EBITDA and Adjusted EBITDA are not presentations made in accordance with generally accepted accounting principals in the U.S. (GAAP).  Our computations of EBITDA and Adjusted EBITDA may vary from others in our industry.  In addition, we use performance targets based on Adjusted EBITDA as a component of the measurement of incentive compensation as described under “Executive Compensation — Compensation Discussion and Analysis — 2010 Executive Officer Compensation.”

The non-GAAP measures of EBITDA and Adjusted EBITDA contain some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the indentures governing NMG’s senior secured Asset-Based Revolving Credit Facility, Senior Secured Term Loan Facility, Senior Notes and Senior Subordinated Notes.  EBITDA and Adjusted EBITDA should not be considered as alternatives to operating earnings or net earnings as measures of operating performance.  In addition, EBITDA and Adjusted EBITDA are not presented as and should not be considered as alternatives to cash flows as measures of liquidity.  EBITDA and Adjusted EBITDA have important limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.  For example, EBITDA and Adjusted EBITDA:

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

The following table reconciles (loss) earnings as reflected in our consolidated statements of operations prepared in accordance with GAAP to EBITDA and Adjusted EBITDA:

	Fiscal year ended
(dollars in millions)	July 31, 2010	August 1, 2009		August 2, 2008

(Loss) earnings	$(1.8)	$(668.0	)(1)	$142.8 (2)
Income tax (benefit) expense	(3.5)	(220.5)		83.8
Interest expense, net	237.1	235.6		239.8
Depreciation expense	141.8	150.8		148.4
Amortization of intangible assets and favorable lease commitments	73.3	72.7		72.2
EBITDA	446.9	(429.4	)(1)	687.0 (2)
EBITDA as a percentage of revenues	12.1%	(11.8)%		14.9%
Non-cash impairment of long-lived assets	—	703.2		31.3
Other income	—	—		(32.5)
Adjusted EBITDA	$446.9	$273.8		$685.8
Adjusted EBITDA as a percentage of revenues	12.1%	7.5%		14.9%

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

Inflation and Deflation

We believe changes in revenues and net earnings that have resulted from inflation or deflation have not been material during the periods presented.  In recent years, we have experienced certain inflationary conditions in our cost base due primarily to changes in foreign currency exchange rates that have reduced the purchasing power of the U.S. dollar and, to a lesser extent, to increases in selling, general and administrative expenses, particularly with regard to employee benefits, and increases in fuel prices and costs impacted by increases in fuel prices, such as freight and transportation costs.

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

Our primary sources of short-term liquidity are comprised of cash on hand, availability under our Asset-Based Revolving Credit Facility and vendor financing.  The amounts of cash on hand and borrowings under the Asset-Based Revolving Credit Facility are influenced by a number of factors, including revenues, working capital levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments and debt service obligations, Pension Plan funding obligations and tax payment obligations, among others.  As to vendor financing, some of our vendors have experienced serious cash flow issues, reductions in available credit from banks, factors or other financial institutions, or increases in the cost of capital as a result of recent economic conditions.  To counteract their cash flow problems, our vendors may attempt to increase their prices, pass through increased costs, alter historical credit and payment terms available to us or seek other relief.  Any of these actions could have an adverse impact on our relationship with the vendor or constrain the amounts or timing of our purchases from the vendor and, ultimately, have an adverse impact on our revenues, profitability and liquidity.

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of inventories.  We have typically financed the increases in working capital needs during the first and second fiscal quarters with available cash balances, cash flows from operations and, if necessary, with cash provided from borrowings under our credit facilities.  We have made no borrowings under our Asset-Based Revolving Credit Facility during fiscal years 2010, 2009 or 2008.

We believe that operating cash flows, cash balances, available vendor financing and amounts available pursuant to our senior secured Asset-Based Revolving Credit Facility, will be sufficient to fund our operations, anticipated capital expenditure requirements, debt service obligations, contractual obligations and commitments and Pension Plan funding requirements through the end of fiscal year 2011.

At July 31, 2010, cash and cash equivalents were $421.0 million compared to $323.4 million at August 1, 2009.  Net cash provided by our operating activities was $268.0 million for fiscal year 2010 compared to $210.8 million for fiscal year 2009.  This change was primarily due to the improvement in operating earnings and lower working capital requirements attributable to the closer alignment of on-hand inventories to customer demand in fiscal year 2010, offset by a higher level of funding of our defined benefit pension plan.

Net cash used for investing activities, representing capital expenditures, was $58.7 million in fiscal year 2010 and $101.5 million in fiscal year 2009.  We incurred capital expenditures in fiscal year 2010 related to the construction of our new store in Bellevue (suburban Seattle).  We incurred capital expenditures in fiscal year 2009 related to the construction of new stores in Topanga (the greater Los Angeles area) and Bellevue.  We opened our Topanga store in September 2008 and our Bellevue store in September 2009.  Currently, we project gross capital expenditures for fiscal year 2011 to be approximately $125 to $135 million.  Net of developer contributions, capital expenditures for fiscal year 2011 are projected to be approximately $110 to $120 million.

Net cash used for financing activities was $111.8 million in fiscal year 2010 as compared to $25.0 million in fiscal year 2009.  In fiscal year 2010, pursuant to the terms of our Senior Secured Term Loan Facility, we prepaid $111.6 million of outstanding borrowings under that facility from excess cash flow, as defined, that we generated in fiscal years 2009 and 2010.  We expect to make an additional prepayment of $7.6 million in the first quarter of fiscal year 2011.

Financing Structure at July 31, 2010

Our major sources of funds are comprised of vendor financing, a $600.0 million Asset-Based Revolving Credit Facility, $1,513.4 million Senior Secured Term Loan Facility (including $7.6 million of borrowings classified as current liabilities), $752.4 million Senior Notes, $500.0 million Senior Subordinated Notes, $125.0 million 2028 Debentures and operating leases.

Senior Secured Asset-Based Revolving Credit Facility. NMG has an asset-based revolving credit facility with a committed borrowing capacity of $600.0 million that matures on January 15, 2013.  The facility also provides an uncommitted accordion feature that allows NMG to request the lenders to provide additional capacity in either the form of increased revolving commitments or incremental term loans, subject to a potential total maximum facility of $800 million.

Availability under the Asset-Based Revolving Credit Facility is subject to a borrowing base.  The Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice.  The borrowing base for the Asset-Based Revolving Credit Facility is equal to at any time the sum of (a) the lesser of (i) 80% of eligible inventory (valued at the lower of cost or market value) and (ii) 85% of the net orderly liquidation value of eligible inventory, and (b) 85% of the amounts owed by credit card processors in respect of eligible credit card accounts constituting proceeds arising from the sale or disposition of inventory, less certain reserves.  Through April 30, 2011 NMG is required to maintain excess availability under the terms of the Asset-Based Revolving Credit Facility of at least the greater of (a) 10% of the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base and (b) $50 million.  After April 30, 2011, if at any time, excess availability is less than the greater of (a) 15% of the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base and (b) $60 million, NMG will be required to maintain a pro forma ratio of consolidated EBITDA to consolidated Fixed Charges (as such terms are defined in the credit agreement) of at least 1.1 to 1.0.  On July 31, 2010, NMG had no borrowings outstanding under this facility, $31.1 million of outstanding letters of credit and $508.9 million of unused borrowing availability.

See Note 7 in the Notes to Consolidated Financial Statements in Item 15 for a further description of the terms of the Asset-Based Revolving Credit Facility.

Senior Secured Term Loan Facility.  In October 2005, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility.  At July 31, 2010, the outstanding balance under the Senior Secured Term Loan Facility was $1,513.4 million (including $7.6 million of borrowings classified as current liabilities).  The principal amount of the loans outstanding is due and payable in full on April 6, 2013.

At July 31, 2010, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 2.47% at July 31, 2010.  The applicable margin is subject to adjustment based on contractually defined debt coverage ratios.  At July 31, 2010, the applicable margin with respect to base rate borrowings was 1.00% and the applicable margin with respect to LIBOR borrowings was 2.00%.

The credit agreement governing the Senior Secured Term Loan Facility requires NMG to prepay outstanding term loans with 50% (which percentage will be reduced to 25% if NMG’s total leverage ratio is less than a specified ratio and will be reduced to 0% if NMG’s total leverage ratio is less than a specified ratio) of its annual excess cash flow (as defined in the credit agreement).  For fiscal year 2010, NMG was required to prepay $92.6 million of our outstanding term loans pursuant to the annual excess cash flow requirements.  Of such amount, NMG paid $85.0 million in the fourth quarter of fiscal year 2010 and will make the remaining $7.6 million payment in the first quarter of fiscal year 2011.  For fiscal year 2009, NMG was required to prepay $26.6 million of outstanding term loans in the first quarter of fiscal year 2010 pursuant to the annual excess cash flow requirements.

See Note 7 in the Notes to Consolidated Financial Statements in Item 15 for a further description of the terms of the Senior Secured Term Loan Facility.

2028 Debentures.  In May 1998, NMG issued $125.0 million aggregate principal amount of its 7.125% 2028 Debentures.  NMG’s 2028 Debentures mature on June 1, 2028.

See Note 7 in the Notes to Consolidated Financial Statements in Item 15 for a further description of the terms of the 2028 Debentures.

Senior Notes.  NMG has $752.4 million aggregate principal amount of 9.0% / 9.75% Senior Notes under a senior indenture (Senior Indenture).  NMG’s Senior Notes mature on October 15, 2015.  We negotiated for the right to include the PIK feature in our Senior Notes because of our belief that this feature could be a useful tool to enhance liquidity under appropriate circumstances.  In the second quarter of fiscal year 2009, given the dislocation in the financial markets and the uncertainty as to when reasonable conditions would return, we believed that it was appropriate to utilize this feature, even though we had unused borrowing capacity under our $600.0 million revolving credit facility.  Accordingly, we elected to pay non-cash interest for the three quarterly interest periods ending on October 14, 2009 and to make such interest payments with the issuance of additional Senior Notes at the non-cash interest rate of 9.75% instead of paying interest in cash.  As a result, the original principal amount of Senior Notes of $700.0 million increased by $17.1 million in April 2009, $17.4 million in July  2009 and $17.9 million in October 2009.  We have elected to pay cash interest since the first quarter of fiscal year 2010.  After October 15, 2010, we are required to make all interest payments on the Senior Notes entirely in cash.

See Note 7 in the Notes to Consolidated Financial Statements in Item 15 for a further description of the terms of the Senior Notes.

Senior Subordinated Notes.  NMG has $500.0 million aggregate principal amount of 10.375% Senior Subordinated Notes under a senior subordinated indenture (Senior Subordinated Indenture).  NMG’s Senior Subordinated Notes mature on October 15, 2015.

See Note 7 in the Notes to Consolidated Financial Statements in Item 15 for a further description of the terms of the Senior Subordinated Notes.

Interest Rate Swaps.  In connection with the Acquisition, we obtained $2,575.0 million of floating rate debt agreements, of which $2,125.0 million was outstanding at the Acquisition date and $1,513.4 million (including $7.6 million of borrowings classified as current liabilities) is outstanding at July 31, 2010.  Effective December 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  These swap agreements hedge a portion of our contractual floating rate interest commitments through the expiration of the agreements in December 2010.  As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.963% to 6.983% per quarter through December 2010 and result in an average fixed rate of 6.973%.  The interest rate swaps expire in December 2010.

Interest Rate Caps.  Effective January 2010, NMG entered into interest rate cap agreements for an aggregate notional amount of $500.0 million in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness once the interest rate swap expires on December 2010.  The interest rate cap agreements commence in December 2010 and expire in December 2012.  Pursuant to the interest rate cap agreements, NMG has capped LIBOR at 2.50% through December 2012 with respect to the $500.0 million notional amount of such agreements.  In the event LIBOR is less than 2.50%, NMG will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than 2.50%, NMG will pay interest at the capped rate of 2.50%.

Contractual Obligations and Commitments

The following table summarizes our estimated significant contractual cash obligations at July 31, 2010:

	Payments Due By Period
(in thousands)	Total	Fiscal Year 2011	Friscal Years 2012-2013	Fiscal Years 2014-2015	Fiscal Year 2016 and Beyond
Contractual obligations:
Senior Secured Term Loan Facility (1)	$1,513,383	$7,648	$1,505,735	$—	$—
Senior Notes	752,445	—	—	—	752,445
Senior Subordinated Notes	500,000	—	—	—	500,000
2028 Debentures	125,000	—	—	—	125,000
Interest requirements (2)	897,400	181,200	320,000	257,000	139,200
Lease obligations	874,100	55,700	108,300	92,100	618,000
Minimum pension funding obligation (3)	109,100	—	68,700	34,700	5,700
Other long-term liabilities (4)	70,300	5,600	12,300	13,700	38,700
Construction and purchase commitments (5)	1,011,800	993,200	18,600	—	—
	$5,853,528	$1,243,348	$2,033,635	$397,500	$2,179,045

(1)           Pursuant to the terms of our Senior Secured Term Loan Facility, NMG was required to prepay $92.6 million of our outstanding term loans pursuant to the annual excess cash flow requirements.  Of such amount, NMG paid $85.0 million in the fourth quarter of fiscal year 2010 and will make the remaining $7.6 million payment in the first quarter of fiscal year 2011.  The above table does not reflect future excess cash flow prepayments, if any, that may be required under the term loan facility.

(2)           The cash obligations for interest requirements reflect 1) interest requirements on our fixed-rate debt obligations at their contractual rates, 2) interest requirements on floating rate debt obligations not subject to interest rate swaps or interest rate caps at rates in effect at July 31, 2010 and 3) interest requirements on floating rate debt obligations subject to interest rate swaps at the fixed rates provided through the swap agreements prior to their expiration in December 2010.  We estimate that a 1% increase in interest rates related to the portion of our floating rate debt outstanding at July 31, 2010 not subject to interest rate swaps would increase annual interest rate requirements by approximately $12 million during fiscal year 2011.

(3)           At July 31, 2010 (the most recent measurement date), our actuarially calculated projected benefit obligation for our Pension Plan was $476.2 million and the fair value of the assets was $314.5 million.  Our policy is to fund the Pension Plan at or above the minimum amount required by law.  Our scheduled obligations with respect to our Pension Plan consist of expected benefit payments through 2016, as currently estimated using information provided by our actuaries.  We made voluntary contributions to our Pension Plan of $30.0 million in fiscal year 2010 and $15.0 million in fiscal year 2009.  As of July 31, 2010, we do not anticipate any requirement to make contributions to the Pension Plan for fiscal year 2011.

(4)           Included in other long-term liabilities at July 31, 2010 are our liabilities for our Pension, SERP and Postretirement Plans aggregating $270.5 million.  Our scheduled obligations with respect to our SERP and Postretirement Plan liabilities consist of expected benefit payments through 2020, as currently estimated using information provided by our actuaries.  Also included in other long-term liabilities at July 31, 2010 are our liabilities related to 1) uncertain tax positions (including related accruals for interest and penalties) of $12.7 million and 2) other obligations aggregating $16.8 million, primarily for employee benefits.  Future cash obligations related to these liabilities are not currently estimable.

(5)           Construction commitments relate primarily to obligations pursuant to contracts for the construction of new stores and the renovation of existing stores expected as of July 31, 2010.  These amounts represent the gross construction costs and exclude developer contributions of approximately $25 million, which we expect to receive pursuant to the terms of the construction contracts.

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

The following table summarizes the expiration of our significant commercial commitments outstanding at July 31, 2010:

	Amount of Commitment by Expiration Period
(in thousands)	Total	Fiscal Year 2011	Fiscal Years 2012-2013	Fiscal Years 2014-2015	Fiscal Year 2016 and Beyond
Other commercial commitments:
Senior secured asset-based revolving credit facility (1)	$600,000	$—	$600,000	$—	$—
Surety bonds	3,200	3,200	—	—	—
	$603,200	$3,200	$600,000	$—	$—

(1)           As of July 31, 2010, we had no borrowings outstanding under our Senior Secured Asset-Based Revolving Credit Facility, $31.1 million of outstanding letters of credit and $508.9 million of unused borrowing availability.  Our working capital requirements are greatest in the first and second fiscal quarters as a result of higher seasonal requirements.  See “Description of Other Indebtedness—Senior Secured Asset-Based Revolving Credit Facility” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Seasonality.”

In addition to the items presented above, our other principal commercial commitments are comprised of common area maintenance costs, tax and insurance obligations and contingent rent payments.

OTHER MATTERS

Factors That May Affect Future Results

Matters discussed in this Annual Report on Form 10-K include forward-looking statements.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “plan,” “predict,” “expect,” “estimate,” “intend,” “would,” “could,” “should,” “anticipate,” “believe,” “project” or “continue.” We make these forward-looking statements based on our expectations and beliefs concerning future events, as well as currently available data.  While we believe there is a reasonable basis for our forward-looking statements, they involve a number of risks and uncertainties.  Therefore, these statements are not guarantees of future performance and you should not place undue reliance on them.  A variety of factors could cause our actual results to differ materially from the anticipated or expected results expressed in our forward-looking statements.  Factors that could affect future performance include, but are not limited, to:

Political and General Economic Conditions

•      weakness in domestic and global capital markets and other economic conditions and the impact of such conditions on our ability to obtain credit;

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

•      our ability to provide credit to our customers pursuant to our proprietary credit card program arrangement with HSBC, including any future changes in the terms of the such arrangement and/or legislation impacting the extension of credit to our customers;

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

Critical Accounting Policies

Our accounting policies are more fully described in Note 1 in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report.  As disclosed in Note 1 in the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions about future events.  These estimates and assumptions affect the amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Revenues are reduced when customers return goods previously purchased.  We maintain reserves for anticipated sales returns primarily based on our historical trends related to returns by our retail and direct marketing customers.  Our reserves for anticipated sales returns aggregated $25.2 million at July 31, 2010 and $22.9 million at August 1, 2009.  As the vast majority of merchandise returns are made in less than 30 days after the sales transaction, we believe the risk that differences between our estimated and actual returns will have a material impact on our consolidated financial statements is minimal.

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

The areas requiring significant management judgment related to the valuation of our inventories include 1) setting the original retail value for the merchandise held for sale, 2) recognizing merchandise for which the customer’s perception of value has declined and appropriately marking the retail value of the merchandise down to the perceived value and 3) estimating the shrinkage that has occurred between physical inventory counts.  These judgments and estimates, coupled with the averaging processes within the retail method can, under certain circumstances, produce varying financial results.  Factors that can lead to different financial results include 1) determination of original retail values for merchandise held for sale, 2) identification of declines in perceived value of inventories and processing the appropriate retail value markdowns and 3) overly optimistic or conservative estimation of shrinkage.  In prior years, we have made no material changes to our estimates of shrinkage or markdown requirements on inventories held as of the end of our fiscal years.  We do not believe that the assumptions used in these estimates at July 31, 2010 will change significantly based upon our prior experience or that changes in these estimates, if any, will have a material effect on our future operating performance.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise.  These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor.  Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise.  These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold.  The amounts of vendor allowances we receive fluctuate based on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during fiscal years 2010, 2009 or 2008.  We received vendor allowances of $81.2 million, or 2.2% of revenues, in fiscal year 2010, $107.7 million, or 3.0% of revenues, in fiscal year 2009, $109.6 million, or 2.4% of revenues, in fiscal year 2008.

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

We assess the recoverability of the carrying values of our store assets, consisting of property and equipment, customer lists and favorable lease commitments, annually and upon the occurrence of certain events.  The recoverability assessment requires judgment and estimates of future store generated cash flows.  The underlying estimates of cash flows include estimates for future revenues, gross margin rates and store expenses.  We base these estimates upon the stores’ past and expected future performance.  New stores may require two to five years to develop a customer base necessary to generate the cash flows of our more mature stores.  To the extent our estimates for revenue growth and gross margin improvement are not realized, future annual assessments could result in impairment charges.

Indefinite-Lived Intangible Assets and Goodwill.  Indefinite-lived intangible assets, such as tradenames and goodwill, are not subject to amortization.  Rather, we assess the recoverability of indefinite-lived intangible assets and goodwill in the fourth quarter of each fiscal year and upon the occurrence of certain events.

The recoverability assessment with respect to each of the tradenames used in our operations requires us to estimate the fair value of the tradename as of the assessment date.  Such determination is made using discounted cash flow techniques (Level 3).  Inputs to the valuation model include:

•      future revenue and profitability projections associated with the tradename;

•      estimated market royalty rates that could be derived from the licensing of our tradenames to third parties in order to establish the cash flows accruing to the benefit of the Company as a result of our ownership of our tradenames; and

•      rates, based on our estimated weighted average cost of capital, used to discount the estimated royalty cash flow projections to their present value (or estimated fair value).

If the recorded carrying value of the tradename exceeds its estimated fair value, an impairment charge is recorded to write the tradename down to its estimated fair value.  The tradename impairment testing process is subject to inherent uncertainties and subjectivity.  The use of different assumptions, estimates or judgments could materially increase or decrease any related impairment charge.  We believe our estimates are appropriate based upon current market conditions and the best information available at the assessment date.  However, future impairment charges could be required if we do not achieve our current revenue and profitability projections, market royalty rates decrease or the weighted average cost of capital increases.  We currently estimate that the fair value of our tradenames decreases by approximately $267 million for each 0.5% decrease in market royalty rates and by approximately $112 million for each 0.5% increase in the weighted average cost of capital.

The assessment of the recoverability of the goodwill associated with our Neiman Marcus stores, Bergdorf Goodman stores and Direct Marketing reporting units involves a two-step process.  The first step requires the comparison of the estimated enterprise fair value of each of our reporting units to its recorded carrying value.  We estimate the enterprise fair value based on discounted cash flow techniques (Level 3).  Inputs to the valuation model include:

•      estimated future cash flows;

•      growth assumptions for future revenues as well as future gross margin rates, expense rates and other estimates; and

•      rates, based on our estimated weighted average cost of capital, used to discount our estimated future cash flow projections to their present value (or estimated fair value).

The projected sales, gross margin and expense rate and capital expenditures assumptions are based on our annual business plan or other forecasted results.  Discount rates reflect market-based estimates of the risks associated with the projected cash flows directly resulting from the use of those assets in our operations.  The estimates of the enterprise fair values of our reporting units are based on the best information available as of the date of the assessment.

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

The goodwill impairment testing process is subject to inherent uncertainties and subjectivity.  The use of different assumptions, estimates or judgments in either step of the process, including with estimation of the projected future cash flows of our reporting units, the discount rate used to reduce such projected future cash flows to their net present value, and the estimation of the fair value of the reporting units’ tangible and intangible assets and liabilities, could materially increase or decrease the fair value of the reporting unit’s net assets and, accordingly, could materially increase or decrease any related impairment charge.  We believe our estimates are appropriate based upon current market conditions and the best information available at the assessment date.  However, future impairment charges could be required if we do not achieve our current revenue and profitability projections or the weighted average cost of capital increases.  We currently estimate that a 5% decrease in the estimated fair value of the net assets of each of our reporting units as compared to the values used in the preparation of these financial statements would decrease the excess of fair value over the carrying value by approximately $250 million.  In addition, we currently estimate that the fair value of our goodwill decreases by approximately $350 million for each 0.5% increase in the discount rate used to estimate fair value.

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

Benefit Plans.  We sponsor a noncontributory defined benefit pension plan (Pension Plan), an unfunded supplemental executive retirement plan (SERP Plan) which provides certain employees additional pension benefits and a postretirement plan providing eligible employees limited postretirement health care benefits (Postretirement Plan).  In calculating our obligations and related expense, we make various assumptions and estimates, after consulting with outside actuaries and advisors.  The annual determination of expense involves calculating the estimated total benefits ultimately payable to plan participants.  We use the projected unit credit method in recognizing pension liabilities.  The Pension and SERP Plans are valued annually as of the end of each fiscal year.  In the third quarter of fiscal year 2010, we froze benefits offered to all remaining employees under our Pension Plan and SERP Plan.

Significant assumptions related to the calculation of our obligations include the discount rate used to calculate the present value of benefit obligations to be paid in the future, the expected long-term rate of return on assets held by the Pension Plan and the health care cost trend rate for the Postretirement Plan.  We review these assumptions annually based upon currently available information, including information provided by our actuaries.

Significant assumptions utilized in the calculation of our projected benefit obligations as of July 31, 2010 and future expense requirements for our Pension Plan, SERP Plan and Postretirement Plan, and sensitivity analysis related to changes in these assumptions, are as follows:

			Using Sensitivity Rate
	Actual Rate	Sensitivity Rate Increase/(Decrease)	Increase in Liability (in millions)	Increase/ (Decrease) in Expense (in millions)
Pension Plan:
Discount rate	5.20%	(0.25)%	$18.4	$0.3
Expected long-term rate of return on plan assets	8.00%	(1.00)%	N/A	$3.3
SERP Plan:
Discount rate	5.20%	(0.25)%	$2.9	$(0.1)
Postretirement Plan:
Discount rate	5.10%	(0.25)%	$0.6	$0.1
Ultimate health care cost trend rate	8.00%	1.00%	$2.4	$0.1

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

Recent Accounting Pronouncements

In December 2007, the FASB issued guidance that addresses the recognition and accounting for identifiable assets acquired, liabilities assumed and non-controlling interests in business combinations.  In addition, this guidance changes the accounting treatment for certain acquisition-related items, including requirements to expense acquisition-related costs as incurred, expense restructuring costs associated with an acquired business and recognize post-acquisition changes in tax uncertainties associated with a business combination as a component of tax expense.  These rules are to be applied prospectively to business combinations for which the acquisition date is on or after December 15, 2008.  Generally, the effect of this guidance will depend on future acquisitions.  However, the accounting for the resolution of any tax uncertainties remaining as of July 31, 2010 related to the Acquisition will be subject to the provisions of this guidance.  As to the future resolution of these tax uncertainties, we do not believe these requirements will have a material impact on our future financial statements.

In February 2008, the FASB issued guidance that currently requires disclosure related to the fair values of nonfinancial assets, such as intangible assets and goodwill, and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  We adopted this guidance during the first quarter of fiscal year 2010.  However, the adoption of this guidance does not currently result in additional required disclosures in our consolidated financial statements for fiscal year 2010.

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

In December 2008 and January 2010, the FASB issued guidance related to improving disclosures about fair value measurements.  This guidance requires reporting entities to make new disclosures about recurring and nonrecurring fair value measurements with respect to assets held by pension plans, as well as other assets and liabilities.  Such disclosure requirements include disclosures related to significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements.  We adopted this guidance in the preparation of our consolidated financial statements for the fiscal year ending July 31, 2010 and expanded our disclosures regarding plan assets, the basis of determination of the fair value of these assets and provided additional information regarding activity related to our Level 3 investments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments represents the potential loss arising from adverse changes in interest rates.  The Company does not enter into derivative financial instruments for trading purposes.  The Company seeks to manage exposure to adverse interest rate changes through its normal operating and financing activities.  The Company is exposed to interest rate risk through its borrowing activities, which are described in Note 7 to our Notes to Consolidated Financial Statements.

In connection with the Acquisition, NMG obtained $2,575.0 million of floating rate debt agreements, of which $2,125.0 million was outstanding at the Acquisition date and $1,513.4 million (including $7.6 million of borrowings classified as current liabilities) is outstanding under its Senior Secured Term Loan Facility at July 31, 2010.  In addition, as of July 31, 2010, NMG had no borrowings outstanding under its Asset-Based Revolving Credit Facility.  Future borrowings under NMG’s Asset-Based Revolving Facility, to the extent of outstanding borrowings, would be affected by interest rate changes.

Effective December 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  These swap agreements hedge a portion of our contractual floating rate interest commitments through the expiration of the agreements in December 2010.  As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.963% to 6.983% per quarter through December 2010 and result in an average fixed rate of 6.973%.  We believe that a 1% increase in interest rates relating to the portion of our floating rate debt that is not hedged would increase annual interest expense by approximately $2 million (prior to the expiration of the interest rate swap agreements) during fiscal year 2011.

Effective January 2010, NMG entered into interest rate cap agreements for an aggregate notional amount of $500.0 million in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness once the interest rate swap expires in December 2010.  The interest rate cap agreements commence in December 2010 and expire in December 2012.  Pursuant to the interest rate cap agreements, NMG has capped LIBOR at 2.50% through December 2012 with respect to the $500.0 million notional amount of such agreements.  In the event LIBOR is less than 2.50%, NMG will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than 2.50%, NMG will pay interest at the capped rate of 2.50%.  As of July 31, 2010, LIBOR was 0.5103%.  We believe that a 1% increase in LIBOR would increase our annual interest expense by approximately $10 million (subsequent to the expiration of the interest rate swap agreements) during fiscal year 2011.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and supplementary data are included as pages F-1 through F-44 at the end of this Annual Report on Form 10-K:

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a.             Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of July 31, 2010, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b.             Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2010.  During its assessment, management did not identify any material weaknesses in our internal control over financial reporting.  Our independent registered public accounting firm, Ernst & Young LLP, has audited our consolidated financial statements and has issued an attestation report on the effectiveness of our internal controls over financial reporting as of July 31, 2010.

c.             Changes in Internal Control over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems.  No change occurred in our internal controls over financial reporting during the quarter ended July 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our current Board of Directors consists of eight members, who have been elected pursuant to a limited liability operating agreement of our parent, as described on page 81.  All of the directors, except Mr. Tansky, who is an employee of the Company, are employees of our Sponsors and therefore are deemed to be affiliates.  The names of our current directors, along with their present positions and qualifications, their principal occupations and directorships held with public corporations during the past five years, their ages and the year first elected as a director, are set forth below.

Name	Present positions and offices with the Company, principal occupations during the past five years and other directorships	Age	Year first elected director

David A. Barr	Managing director of Warburg Pincus LLC and a general partner of Warburg Pincus & Co, a leading global private equity investment firm, since January 2001. Mr. Barr currently serves on the board of directors of Builders FirstSource, Inc., Polypore International Inc., TransDigm Group Incorporated, and Scotsman Industries, Inc. Formerly a director of Eagle Family Foods, Inc. and Wellman, Inc., Mr. Barr is the Chairman of our Audit Committee and serves as our Audit Committee financial expert.	47	2005

	We believe Mr. Barr’s qualifications to serve on our Board of Directors include his financial expertise and years of experience providing strategic advisory services to complex organizations.

Jonathan J. Coslet	Partner of TPG Capital, L.P. since 1993. He is currently a senior partner and member of the firm’s Executive, Management and Investment Committees. Mr. Coslet also serves on the board of directors of Harrah’s Entertainment, Inc., Quintiles Transnational Corp., IASIS Healthcare Corp., Petco Animal Supplies, Inc., and Biomet, Inc. Formerly a director of J. Crew Group, Inc., Mr. Coslet is Chairman of our Compensation Committee and a member of the Executive Committee.	45	2005

	Mr. Coslet’s knowledge of capital markets, his executive leadership, and financial expertise are valuable assets to our Board of Directors.

James G. Coulter	Co-founder in 1992 of TPG Capital, L.P. Mr. Coulter also serves on the board of directors of IMS Health Incorporated, Lenovo Group Limited and J. Crew Group, Inc. Formerly a director of Seagate Technology, Zhone Technologies, Inc., and Alltel Corporation.	50	2005

	As co-founder of TPG Capital, L.P., Mr. Coulter has extensive knowledge of the capital markets and brings an entrepreneurial spirit and keen sense of business acumen to our Board.

John G. Danhakl

Managing Partner of Leonard Green & Partners, L.P., a private equity firm specializing in leveraged buyout transactions, with whom he has been a partner since 1995. He serves on the board of directors of Air Lease Corp., Arden Group, Inc., Horseshows In the Sun, Inc., IMS Healthcare Incorporated, Leslie’s Poolmart, Inc., Petco Animal Supplies, Inc. and The Tire Rack, Inc. He previously served on the boards of AsianMedia Group LLC, Big 5 Sporting Goods Corporation, Communications and Power Industries, Inc., Diamond Triumph Auto Glass, Inc., Liberty Group Publishing, Inc., MEMC Electronic Materials, Inc., Phoenix Scientific, Inc., Rite Aid Corporation, Sagittarius Brands, and VCA Antech, Inc. Mr. Danhakl is a member of our Compensation Committee.

		54	2005

Mr. Danhakl brings substantial experience from both private equity and public company exposure. His extensive experience serving on the boards of directors of numerous public companies brings to our Board valuable experience in dealing with the complex issues facing boards of directors today.

Sidney Lapidus	Retired Managing Director and Senior Advisor of Warburg Pincus LLC. Mr. Lapidus had been employed at Warburg Pincus since 1967. He presently serves as a director of Lennar Corporation and Knoll, Inc. He serves on the boards of a number of non-profit organizations including New York University Langone Medical Center, the American Antiquarian Society, and the New York Historical Society, and is chairman of the American Jewish Historical Society. Mr. Lapidus is a member of our Audit Committee.	72	2005

During his long tenure in the private equity field, Mr. Lapidus developed extensive business, financial, and management skills. We believe this extensive experience has given him a broad understanding of the operational, financial and strategic issues facing public and private companies today.

Kewsong Lee	Member and managing director of Warburg Pincus LLC and a general partner of Warburg Pincus & Co. since January 1997. Mr. Lee is currently a member of Warburg Pincus LLC’s Executive Management Group. He also serves on the board of directors of Arch Capital Group, Ltd., MBIA Inc., and several privately held companies. Formerly a director of Knoll, Inc. and TransDigm Group, Inc., Mr. Lee is a member of our Compensation and Executive Committees.	45	2005

	Mr. Lee’s qualifications to serve on our Board of Directors include his broad-based knowledge in the areas of management, corporate strategy development, and finance.

Carrie Wheeler	Partner of TPG Capital, L.P. Since 1996, she serves on the board of directors of Metro-Goldwyn-Mayer Inc. and Petco Animal Supplies, Inc. Ms. Wheeler is a member of our Audit Committee.	38	2005

	Ms. Wheeler’s experience as a director of another retail-oriented company plus her financial expertise makes her a valuable asset to our Board of Directors.

Burton M. Tansky	Director and President and Chief Executive Officer since October 6, 2005. Mr. Tansky also has served as a director and President and Chief Executive Officer of The Neiman Marcus Group, Inc. since May 2001 and as President and Chief Operating Officer from December 1998 until May 2001. Mr. Tansky formerly served on the board of directors of International Flavors and Fragrances Inc.	72	2005

Mr. Tansky’s decades of experience in the luxury retail industry plus a deep understanding of our people and our products provide him with intimate knowledge of our operations.

EXECUTIVE OFFICERS

The names and ages of our executive officers, along with their positions and qualifications, are set forth below.

Name	Positions and Offices	Age

Karen W. Katz	Elected Executive Vice President and appointed a member of the Office of the Chairman in October 2007. Since December 2002, Ms. Katz has also served as President and Chief Executive Officer of Neiman Marcus Stores. Ms. Katz served as President and Chief Executive Officer of Neiman Marcus Direct from May 2000 to December 2002. Ms. Katz formerly served on the board of directors of Pier 1 Imports, Inc.	53

James E. Skinner	Elected Executive Vice President and Chief Financial Officer and appointed a member of the Office of the Chairman in October 2007. From October 2005 to October 2007, Mr. Skinner served as Senior Vice President and Chief Financial Officer. From October 2001 to October 2005, he served as Senior Vice President and Chief Financial Officer of The Neiman Marcus Group, Inc. Mr. Skinner serves on the board of directors of Fossil, Inc.	57

James J. Gold	President and Chief Executive Officer of Bergdorf Goodman since May 2004. Mr. Gold served as Senior Vice President, General Merchandise Manager of Neiman Marcus Stores from December 2002 to May 2004, and as Division Merchandise Manager from June 2000 to December 2002.	46

Gerald A. Barnes	President and Chief Executive Officer of Neiman Marcus Direct since April 2009. He served as Executive Vice President, Merchandising, Neiman Marcus Direct from April 2008 to April 2009 and as Senior Vice President, General Merchandise Manager, Fashion, Neiman Marcus Direct from 2001 until 2007.	57

Nelson A. Bangs	Senior Vice President and General Counsel since October 6, 2005 and has served in that capacity for The Neiman Marcus Group, Inc. since April 2001.	57

Marita O’Dea	Senior Vice President and Chief Human Resource Officer since October 6, 2005 and has also served in that capacity for The Neiman Marcus Group, Inc. since September 2002. Ms. O’Dea served as Vice President - Human Resources of The Neiman Marcus Group, Inc. from June 2001 until September 2002.	61

Phillip L. Maxwell	Senior Vice President and Chief Information Officer since October 6, 2005 and has also served in that capacity for The Neiman Marcus Group, Inc. since May 2000.	62

Wayne A. Hussey	Senior Vice President, Properties and Store Development since October 22, 2007. From May 1999 to October 2007 he served as Senior Vice President, Properties and Store Development of Neiman Marcus Stores.	60

Wanda Gierhart	Senior Vice President, Chief Marketing Officer since August 10, 2009. From 2007 to 2009 Ms. Gierhart served as President and Chief Executive Officer of TravelSmith Outfitters, Inc., a travel apparel and accessory retailer, and from 2004 to 2006 she served as Executive Vice President, Chief Marketing and Merchandising Officer of Design Within Reach, a multichannel furniture retailer. Prior to 2004, she served as Executive Vice President, Chief Marketing Officer of Limited Brands, Inc. where she was an executive since 1995.	46

See “Item 13. Certain Relationships and Related Transactions, and Director Independence — Related Person Transactions” below for a discussion of certain arrangements and understandings regarding the nomination and selection of certain of our directors.

CORPORATE GOVERNANCE

Code of Ethics

The Board has adopted The Neiman Marcus Group, Inc. Code of Ethics and Conduct, which is applicable to all our directors, officers and employees.  A Code of Ethics for Financial Professionals has also been adopted that applies to all financial employees including the Chief Executive Officer, the Chief Financial Officer and the Principal Accounting Officer.  Both the Code of Ethics and Conduct and the Code of Ethics for Financial Professionals may be accessed through our website at www.neimanmarcusgroup.com under the “Investor Information —Governance Documents” section.  Requests for printed copies without charge may be made in writing to The Neiman Marcus Group, Inc., Attn. Investor Relations, One Marcus Square, 1618 Main Street, Dallas, Texas 75201.

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

Any employee or other interested party may call 1-866-384-4277 toll-free to submit a report.  This number is operational 24 hours a day, seven days a week.

Director Independence

Because all of our directors, except Mr. Tansky, who is an employee of the Company, are employees of our Sponsors, none of our directors can be considered independent under the independence standards of the New York Stock Exchange.

Board Committees

Our Board of Directors has established an Audit Committee, a Compensation Committee, and an Executive Committee.  The members of our Audit Committee for fiscal year 2010 were David A. Barr, Carrie Wheeler, and Sidney Lapidus.  The Audit Committee recommends the annual appointment of auditors with whom the Audit Committee reviews the scope of audit and non-audit assignments and related fees, accounting principles we use in financial reporting, internal auditing procedures and the adequacy of our internal control procedures.  The members of our Executive Committee are Jonathan Coslet, Kewsong Lee, and Burton M. Tansky.  The Executive Committee manages the affairs of the Company as necessary between meetings of our Board of Directors and acts on matters that must be dealt with prior to the next scheduled

Board meeting.  The members of our Compensation Committee are Jonathan Coslet, Kewsong Lee, and John Danhakl.  The Compensation Committee reviews and approves the compensation and benefits of our employees and directors, administers our employee benefit plans, authorizes and ratifies stock option and/or restricted stock grants and other incentive arrangements, and authorizes employment and related agreements.

Each of the Sponsors has the right to have at least one of its directors sit on each committee of the Board of Directors, to the extent permitted by applicable laws and regulations.  See “Item 13. Certain Relationships and Related Transactions, and Director Independence — Related Person Transactions” below for a discussion of certain arrangements and understandings regarding the nomination and selection of certain of our directors.

Compensation Committee Interlocks and Insider Participation

In fiscal year 2010, Jonathan Coslet, Kewsong Lee, and John Danhakl served as members of our Compensation Committee.  See “Item 13. Certain Relationships and Related Transactions, and Director Independence — Related Person Transactions” below for further discussion regarding certain matters relating to such members. No officer or employee served on the Compensation Committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our Compensation Committee or Board.

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

ITEM 11.                      EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis is designed to provide an understanding of our compensation philosophy, core principles and arrangements that are applicable to the executive officers identified in the Summary Compensation Table beginning on page 62 (referred to as the named executive officers).

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

In addition, Mr. Tansky and Ms. Katz have employment agreements, described in more detail below beginning on page 69, that set a minimum salary upon execution of the agreement.

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

All named executive officers are eligible to be considered for annual bonus incentives.  Threshold, target, and maximum annual performance incentives, stated as a percentage of base salary, are established for each of the named executive officers at the beginning of each fiscal year.  The objectives set for Mr. Tansky and other senior officers with broad corporate responsibilities are based on financial results of the overall company as well as individual performance objectives.  When an employee has responsibility for a particular business unit or division, the performance goals are heavily weighted toward the operational performance of that unit.  Actual awards earned by the named executive officers are determined based on an assessment of our overall performance, a review of each named executive officer’s contribution to our overall achievement, and an assessment of each named executive officer’s performance.  Other components may also be considered from time to time at the discretion of the Compensation Committee.

The employment agreements of Mr. Tansky and Ms. Katz contain provisions regarding target levels and the payment of annual incentives and are described in more detail below.

Long-Term Incentive.  Long-term incentives in the form of stock options are intended to promote sustained high performance and to align our executives’ interests with those of our equity investors.  The Compensation Committee believes that stock options create value for the executives if the value of the Company increases.  This creates a direct correlation to the interests of our equity investors.

Equity awards become effective on the date of approval by the Compensation Committee or the effective date for grants made in connection with a new hire or a promotion.

An initial stock option grant was made in fiscal year 2006 under the Neiman Marcus, Inc. Management Equity Incentive Plan (referred to as the Management Incentive Plan) to all eligible officers, including the named executive officers.  The initial stock option grants were not tied to performance objectives and were made following the consummation of the Acquisition in order to retain the senior management team and enable them to share in the growth of the Company along with our equity investors.  The initial stock option grants were awarded at an exercise price equal to the fair market value of our common stock at the time of the grant.  The exercise prices of certain of our options escalate at a 10% compound rate per year (Accreting Options) until the earlier to occur of (i) exercise, (ii) a defined anniversary of the date of grant (four to five years) or (iii) the occurrence of a change in control.  However, in the event the Sponsors cause the sale of shares of the Company to an unaffiliated entity, the exercise price will cease to accrete at the time of the sale with respect to a pro rata portion of the accreting options.  The exercise price with respect to all other options (Fixed Price Options) is fixed at the grant date.

Stock options typically vest and become exercisable twenty-five percent on the first anniversary of the date of the grant and thereafter in thirty-six (36) equal monthly installments over the following thirty-six (36) months, beginning on the one-month anniversary of such date, until 100% of the option is fully vested and exercisable provided that the participant is still employed by the Company at such time.

Because of the decline in capital markets and general economic conditions, the exercise prices of these options were in excess of the estimated fair value of our common stock.  In the second and third quarters of fiscal year 2010, we commenced an exchange offer (Exchange Offer) for all outstanding and unexercised Accreting Options held by all eligible officers including the named executive officers, extended the option term with respect to the Fixed Price Options and modified additional Fixed Price Options to purchase additional shares.  See discussion on “Stock Options” on page 59 of this section.

In addition, following the consummation of the Acquisition, the Neiman Marcus, Inc. Cash Incentive Plan (referred to as the Cash Incentive Plan) was adopted in fiscal year 2006 to aid in the retention of certain key executives, including our named executive officers.  Under the Cash Incentive Plan, a $14 million cash bonus pool was created to be shared by its participants, including the named executive officers.  In the event of a change in control, as defined, or an initial public offering, as defined, and if, in each case, the internal rate of return to our investors is positive, each participant in the Cash Incentive Plan, subject generally to continued employment, will be entitled to a cash bonus based upon the number of options that were granted in October 2005 to the participant under the Management Incentive Plan relative to the other participants in the Cash Incentive Plan.  Mr. Tansky will be entitled to receive (subject, with certain exceptions, to continued employment) a cash bonus under the Cash Incentive Plan in the amount of $3,080,911 pursuant to the terms of his employment agreement.  If the internal rate of return to the Sponsors is not positive following a change in control or an initial public offering, no amounts will be paid to those participating in the Cash Incentive Plan.  No amounts have been paid to date under the Cash Incentive Plan and none are anticipated until a change of control or initial public offering occurs.

Risk Assessment of Compensation Policies and Programs

We have reviewed our compensation policies and programs for all employees, including the named executive officers, and we do not believe that these policies and practices create risks that are reasonably likely to have a material adverse effect on the Company.  The three major components of our overall compensation package were reviewed and the following conclusions were made:

—                                         Base salaries are determined by an industry peer group analysis and the overall experience of each individual.  Merit increases are based on financial as well as individual performance and are generally kept within a specified percentage range for all employees, including the named executive officers;

—                                         Because of our non-public status, long-term incentive awards in the form of stock option grants can be exercised but must be held until such time as a public market exists thereby aligning the interests of employees with those of our Sponsors; and

—                                         Annual incentive bonus awards are based on Adjusted EBITDA, ROIC, and inventory turn, which are all set at the beginning of each fiscal year based on the achievement of goals that the Compensation Committee believes will be challenging.  Maximum target payouts are capped at a pre-established percentage of base salary.

The Compensation Committee has discretionary authority to adjust incentive plan payouts and the granting of stock options, which further reduces any business risk associated with such plan payouts and stock option grants.

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

In developing and reviewing the executive incentive programs, the Compensation Committee considers the business risks inherent in program designs to ensure they do not induce executives to take unacceptable levels of business risk for the purpose of increasing their incentive plan awards.  The Committee ensures that the plan designs are conservative in this respect and that together the compensation components work as a check and balance to ensure executive incentives are fully consistent with the interests of our equity investors.  The Compensation Committee believes that the mix of compensation components used in the determination of our named executive officers’ compensation does not encourage our named executive officers to take unreasonable risks relating to the business. For further information, see “Risk Assessment of Compensation Policies and Programs” on page 56.

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

Role of the Compensation Consultants.  The Compensation Committee does not generally retain the services of any compensation consultants.  Management retains an independent compensation consultant, W. T. Haigh & Company, to provide comparative market data regarding executive compensation to assist in establishing reference points for the principal components of compensation.  They also provide information regarding compensation trends in the general marketplace, compensation practices of other retail companies, and regulatory and compliance developments.  The fees paid to W. T. Haigh & Company for their services in fiscal year 2010 did not exceed $120,000.

2010 Executive Officer Compensation

We target our direct compensation to be positioned between the 50th and 75th percentile levels of the compensation packages received by executives in our peer group of industry related companies.  We believe that this practice is appropriate in light of the high level of commitment, job demands, and the expected performance contribution required from each of our executive officers in our highly competitive marketplace.  Ultimately, our named executive officers’ total compensation is based on the level of achievement versus Company, business unit, and individual target performance levels.  The Compensation Committee uses its discretion in making decisions on the overall compensation packages of our executive officers based on current market conditions, business trends, and overall Company performance.

Base Salary.  Due to the uncertain market conditions and consistent with our cost-saving measures, there was no change to the base salaries for the executive officers in fiscal year 2010.

	2009 Base Salary ($)	2010 Base Salary ($)	Percent Increase (%)
Burton M. Tansky	1,497,600	1,497,600	0.0%
Karen W. Katz	897,600	897,600	0.0%
James E. Skinner	628,800	628,800	0.0%
James J. Gold	499,200	499,200	0.0%
Gerald A. Barnes	425,000	425,000	0.0%

Information on amounts actually earned by the named executive officers in fiscal years 2008, 2009, and 2010 can be found in the Summary Compensation Table beginning on page 62 of this section.

Annual Incentive Bonus.  In determining annual incentive bonus amounts for the named executive officers, the Compensation Committee considers the performance relative to the pre-established goals that are set at the beginning of the year.  In order to focus the management team on financial recovery following the extraordinary economic conditions in fiscal year 2009, the Compensation Committee used only financial metrics to determine the annual incentive bonus amounts for fiscal year 2010.  Individual performance goals of each of the named executive officers were evaluated by the Compensation Committee but used only in consideration of merit increases.  For fiscal year 2010, the annual financial goals were based on Adjusted EBITDA, return on invested capital (ROIC), or inventory turnover performance as described more fully on page 58.  The Committee set the threshold, target, and maximum performance targets at levels they believed were challenging based on historical company performance and industry and market conditions.  Goals were established at the division and business unit levels where appropriate for each of the named executive officers.  As it relates to our annual incentive compensation program in particular, this performance assessment is a key determinant in total compensation paid to our named executive officers.  Fiscal year 2010 target annual incentives and relative performance weightings for the named executive officers were as follows:

	Target Bonus As Percent of	Relative Performance Weighting
Name	Salary	Company	Division
Burton M. Tansky	100%	100%	—
Karen W. Katz	75%	50%	50%
James E. Skinner	65%	100%	—
James J. Gold	60%	50%	50%
Gerald A. Barnes	60%	50%	50%

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

Discretionary Bonus.  In February 2010, the Compensation Committee approved a one-time discretionary bonus for certain key executive officers, including each of the named executive officers, in an amount equal to four percent of base salary.  The bonuses were approved based on the executives’ contributions toward improving the profitability of the Company in light of the challenging economic and operating environment and the four percent salary reduction that occurred in March 2009.  Actual amounts paid to each of the named executive officers are listed in the Summary Compensation Table beginning on page 62 of this section under the column titled Bonus.

Corporate Performance Targets.  At the end of the fiscal year, the Compensation Committee evaluates Company performance against specific financial and strategic performance targets set at the beginning of the fiscal year.  For fiscal year 2010, the bonus metrics and weightings for Messrs. Tansky and Skinner were based on overall Adjusted EBITDA and ROIC; for Ms. Katz , overall Adjusted EBITDA and ROIC and Adjusted EBITDA and Inventory Turnover at Neiman Marcus Stores; for Mr. Gold, Adjusted EBITDA and Inventory Turnover at Bergdorf Goodman, and for Mr. Barnes, Adjusted EBITDA and Inventory Turnover at Neiman Marcus Direct.  The bonus metrics related to threshold, target and maximum annual incentive bonus payouts for fiscal year 2010, as well as actual amounts achieved and actual payout percentages for fiscal year 2010, are as follows:

	Threshold		Target		Maximum		Achieved		Payout As Percent of Target
Neiman Marcus Group
Adjusted EBITDA (in millions)	$325		$435		$510		$467		142%
ROIC	9.72%		16.72%		19.72%		21.47%		200%

Neiman Marcus Stores
Adjusted EBITDA (in millions)	$241		$312		$356		$299		62%
Inventory Turnover	2.105	x	2.145	x	2.168	x	2.200	x	200%

Neiman Marcus Direct
Adjusted EBITDA (in millions)	$89		$114		$136		$129		166%
Inventory Turnover	3.784	x	3.852	x	3.910	x	4.049	x	200%

Bergdorf Goodman
Adjusted EBITDA (in millions)	$54		$72		$86		$92		200%
Inventory Turnover	3.155	x	3.215	x	3.260	x	3.466	x	200%

In calculating Adjusted EBITDA for purposes of evaluating performance and annual incentive compensation, the Compensation Committee adjusts EBITDA upwards or downwards, as applicable, for events and circumstances that 1) were not anticipated at the time performance targets were set and 2) were not impacted by or under the control of the named executives.  This adjustment is performed by the Compensation Committee at the end of each fiscal year, based upon any such events and circumstances during such year.  The upwards adjustments that were made by the Compensation Committee to EBITDA in order to calculate Adjusted EBITDA for purposes of evaluating performance and annual incentive compensation for fiscal year 2010 aggregated $19.9 million, consisting of  the costs incurred in connection with the outsourcing of certain information technology processes, corporate business initiatives and other corporate costs.  All such costs added back for the determination of Adjusted EBITDA were not anticipated at the time performance targets for fiscal year 2010 were set by the Compensation Committee.

For purposes of evaluating performance and annual incentive compensation, the ROIC metric is calculated by dividing 1) adjusted earnings before interest and taxes (adjustments are consistent with those used to determine Adjusted EBITDA) by 2) average invested capital excluding cash, accrued interest, deferred taxes and amounts related to financial derivatives and is used to assess our efficiency at turning capital into profitable investments.  The inventory turnover metric is calculated by dividing sales by average inventory and is used to assess our efficiency in managing inventories.

2010 Annual Incentive Bonus.   As actual operating performance for fiscal year 2010 exceeded the performance targets set at the beginning of the year (as shown in the Corporate Performance Targets Table on page 58 of this section), annual incentive amounts were paid to each of the named executive officers.  The incentive bonus amounts were paid to the named executive officers based upon the actual target percentages.  The Compensation Committee did not exercise their discretion to adjust the actual payout amounts.  Actual amounts paid are listed in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation” on page 62 of this section.

Stock Options.  In the second quarter of fiscal year 2010, the Compensation Committee approved 1) a tender offer for outstanding Accreting Options, except Mr. Tansky’s (Eligible Options), 2) the extension of the option term with respect to Fixed Price Options to October 6, 2017 and 3) the modification of additional Fixed Price Options to purchase additional shares.  In the third quarter of fiscal year 2010, the Compensation Committee approved 1) the modification of Mr. Tansky’s Accreting Options and 2) the extension of the option term with respect to Mr. Tansky’s Fixed Price Options to October 6, 2015.  The stock option modifications effected in both the second and third quarters of fiscal year 2010 are collectively referred to as the Modification Transactions.  The Modification Transactions were taken in response to declines in capital markets and general economic conditions that resulted in the exercise prices for the prior options being in excess of the estimated fair value of our common stock.

In connection with the modifications of the Accreting Options, option holders were allowed to tender their Eligible Options for new options at an exchange rate of 1.5 Eligible Options to 1.0 new option.  The new options issued 1) have an initial exercise price of $1,000 per share, which exercise price will escalate at a 10% compound rate per year through the fourth anniversary of the grant date, 2) vest over four years and 3) generally expire eight years after the grant date.  The tender offer was completed in December 2009 with the tender of all Eligible Options and the issuance of new options for 17,743 shares.  The modification completed in April 2010 resulted in the tender of Mr. Tansky’s options subject to modification for the purchase of shares and the issuance of new options for 5,668 shares.

Further details about our tender offer are included in Note 11 in the Notes to Consolidated Financial Statements included in this Annual Report and in the Schedule TO-I we filed with the SEC on November 17, 2009, as amended.

Other Compensation Components

We maintain the following compensation components in order to provide a competitive total rewards package that supports retention of key executives.

Health and Welfare Benefits.  Executive officers are eligible to participate under the same plans as all other eligible employees for medical, dental, vision, disability, and life insurance.  These benefits are intended to be competitive with benefits offered in the retail industry.

Retirement Plan.  Prior to 2008, most non-union employees over age 21 who had completed one year of service with 1,000 or more hours participated in The Neiman Marcus Group, Inc. Retirement Plan (referred to as the Retirement Plan), which paid benefits upon retirement or termination of employment.  The Retirement Plan is a “career-accumulation” plan, under which a participant earns each year a retirement annuity equal to one percent of his or her compensation for the year up to the Social Security wage base and 1.5 percent of his or her compensation for the year in excess of such wage base.  A participant becomes fully vested after five years of service with us.  Effective as of December 31, 2007, eligibility and benefit accruals under the Retirement Plan were frozen for all participants except for those “Rule of 65” employees who elected to continue participation in the Retirement Plan.  “Rule of 65” employees included only those active employees who had completed at least 10 years of service and whose combined years of service and age equaled at least 65 as of December 31, 2007.  Mr. Tansky, Ms. Katz, and Mr. Barnes were “Rule of 65” employees as of December 31, 2007, and elected to continue participation in the Retirement Plan.  For Messrs. Skinner and Gold, benefits and accruals under the Retirement Plan were frozen effective as of December 31, 2007.  Effective August 1, 2010, all benefits and accruals under the Retirement Plan were frozen and all remaining participants, including Ms. Katz, Mr. Tansky, and Mr. Barnes, were moved into The Neiman Marcus Group, Inc. Retirement Savings Plan (referred to as the RSP).

Savings Plans.  Effective January 1, 2008, a new enhanced 401(k) plan, The Neiman Marcus Group, Inc. Retirement Savings Plan (referred to as the RSP) was established and offered to all employees, including the named executive officers, as the primary retirement plan.  Benefits and accruals under a previous 401(k) plan, The Neiman Marcus Group, Inc. Employee Savings Plan (referred to as the ESP), were frozen as well as benefits and accruals under the Retirement Plan.  All future and current employees who were not already enrolled in the ESP were automatically enrolled in the RSP.  “Rule of 65” employees, as described above, were given a choice to either continue participation in the Retirement Plan and the ESP or freeze what was earned under those plans through December 31, 2007 and participate in the RSP.  The RSP is a tax-qualified defined contribution 401(k) plan that allows participants to contribute up to the limit prescribed by the Internal Revenue Service on a pre-tax basis.  The Company matches 100% of the first 3% and 50% of the next 3% of pay that is contributed to the RSP after the first year of employment.  All employee contributions to the RSP are fully vested upon contribution.  Company matching contributions vest after two years of service.  The Company will match 100% of the first 2% and 25% of the next 4% of pay that is contributed to the ESP.  All employee contributions to the ESP are fully vested upon contribution.  Company matching contributions vest after three years of service.  Effective August 1, 2010, benefits and accruals under the ESP were frozen for the remaining “Rule of 65” active employees and such participants were moved into the RSP.

Supplemental Retirement Plan and Key Employee Deferred Compensation Plan.  U.S. tax laws limit the amount of benefits that we can provide under our tax-qualified plans.  We maintain The Neiman Marcus Group, Inc. Supplemental Executive Retirement Plan (referred to as the SERP) and the Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan (referred to as the KEDC Plan), which are unfunded, nonqualified arrangements intended to provide named executive officers and certain other key employees with additional benefits, including the benefits that they would have received under the Retirement Plan, the ESP and the RSP if the tax law limitations did not apply and if certain other items of compensation could be included in calculation of benefits under our tax-qualified plans.  Prior to 2008, executive, administrative and professional employees (other than those employed as salespersons) with an annual base salary at least equal to a minimum established by the Company were eligible to participate in the SERP.  Similar to the Retirement Plan, effective December 31, 2007, eligibility and benefit accruals under the SERP were frozen for all participants not meeting the “Rule of 65” and such participants were moved into The Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan (DC SERP).  Effective August 1, 2010, all benefits and accruals under the SERP for “Rule of 65” employees were frozen and such participants will be moved into the DC SERP.  SERP related benefits are more fully described under “Pension Benefits” beginning on page 66 of this section.

Participation in the KEDC Plan is limited to employees whose base salary is in excess of $300,000 and meet other stated criteria.  Amounts in excess of those benefits provided under the 401(K) plans are credited to the account balances of each KEDC Plan participant.  KEDC Plan benefits are more fully described under “Nonqualified Deferred Compensation” beginning on page 68 of this section.

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

Compensation Following Employment Termination or Change in Control

•  Employment Agreements

Employment agreements with Mr. Tansky and Karen W. Katz were entered into in conjunction with the consummation of the Acquisition and amended effective January 1, 2009 to comply with Section 409A of the Internal Revenue Code.  In April 2010, Mr. Tansky submitted a letter of non-renewal of his employment agreement effective October 5, 2010.  In connection therewith, the Company entered into new agreements with Karen W. Katz, James E. Skinner, and James J. Gold, all of which will become effective on October 6, 2010.  The Company and the Compensation Committee believe that the employment agreements are an important component in retaining these key executives.

The Compensation Committee considered the importance of the continuity of senior leadership to be a compelling reason to enter into the employment agreements with Mr. Tansky, Ms. Katz, Mr. Skinner and Mr. Gold.  The employment agreements provide, among other things, for payments to the executive following a termination of employment by the executive for “good reason” or a termination of the executive’s employment by the Company without “cause.”  The triggering events constituting “good reason” and “cause” were negotiated to provide protection to the Company and to the executive for unwarranted termination of employment that could cause harm to the Company.  The employment agreements also provide for certain payments to the executives upon death or disability.  For a detailed description of the terms of the employment agreements with Mr. Tansky, Ms. Katz, Mr. Skinner and Mr. Gold, see “Employment and Other Compensation Agreements” beginning on page 69 of this section.

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

Consideration of Tax and Accounting Treatment of Compensation

•  Internal Revenue Code §409A

The American Jobs Creation Act of 2004 added a new Section 409A to the Internal Revenue Code, which applies to compensation deferred under a nonqualified deferred compensation plan after December 31, 2004.  Compliance with the new Section 409A became fully effective on January 1, 2009.  Section 409A imposes restrictions on funding, distributions, and election to participate in the affected plans.  We believe our executive compensation plans and arrangements comply with Section 409A.

•  Accounting for Stock-Based Compensation

We began accounting for stock-based payments in accordance with the provisions of ASC Topic 718, “Compensation — Stock Compensation” on July 31, 2005.  When setting equity compensation, the Compensation Committee considers the estimated cost for financial reporting purposes of any equity compensation it is considering.  However, the accounting impact does not have a material impact on the design of our equity compensation plan.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE

Jonathan J. Coslet, Chairman
Kewsong Lee
John G. Danhakl

Summary Compensation Table

The following table sets forth the annual compensation for the Principal Executive Officer, the Principal Financial Officer, and the three other most highly compensated executive officers (referred to as the named executive officers) serving at the end of fiscal year 2010.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
Burton M. Tansky President and Chief Executive Officer	2010	1,497,600	59,904	3,382,886	2,346,739	521,000	139,153	7,947,282
	2009	1,497,600	—	—	—	786,000	108,287	2,391,887
	2008	1,500,000	—	—	—	205,000	145,992	1,850,992

Karen W. Katz Executive Vice President and President and Chief Executive Officer Neiman Marcus Stores	2010	897,600	35,904	531,615	851,598	752,000	52,237	3,120,954
	2009	897,600	—	—	—	721,000	45,394	1,663,994
	2008	875,000	—	—	—	145,369	113,324	1,133,693

James E. Skinner Executive Vice President and Chief Financial Officer	2010	628,800	25,152	265,838	640,464	84,000	40,812	1,685,066
	2009	628,800	—	—	—	102,000	35,980	766,780
	2008	625,000	—	—	—	54,563	52,381	731,944

James J. Gold President and Chief Executive Officer Bergdorf Goodman	2010	499,200	19,968	265,838	534,194	106,000	195,094	1,620,294
	2009	499,200	—	—	—	116,000	202,189	817,389
	2008	490,000	—	—	253,546	—	196,001	939,547

Gerald A. Barnes President and Chief Executive Officer Neiman Marcus Direct	2010	425,000	17,000	1,457,351	422,153	298,000	26,832	2,646,336
	2009	425,000	—	—	—	282,000	25,041	732,041
	2008	371,500	—	—	19,937	350,000	30,345	771,782

Footnotes:

(1)	For fiscal year 2010, the amount shown represents discretionary bonuses awarded by the Compensation Committee.

(2)

For new option awards in fiscal year 2010, these amounts reflect the aggregate grant date fair value for the awards computed in accordance with ASC Topic 718. For option awards in fiscal year 2010 made in connection with the Modification Transactions, these amounts reflect the incremental aggregate grant date fair value of the modified awards over the grant date fair value of the original awards. The assumptions used in calculating these amounts are described under the caption Stock-Based Compensation in Note 11 to the Notes to Consolidated Financial Statements beginning on page F-25 of this Annual Report on Form 10-K. No stock option awards were made in fiscal years 2009 and 2008 to the named executive officers. These amounts reflect the grant date fair value and do not represent the actual value that may be realized by the named executive officers.

(3)

The amounts reported in the Non-Equity Incentive Plan Compensation column reflect the actual amounts earned under the bonus plan described in the “Compensation Discussion and Analysis” section beginning on page 54.

(4)

The amounts in this column represent the change in the actuarial value of the named executive officers’ benefits under our retirement and supplemental executive retirement plans from August 1, 2009 to July 31, 2010. This “change in the actuarial value” is the difference between the fiscal year 2009 and fiscal year 2010 present value of the pension benefits accumulated as of year-end by the named executive officers, assuming that benefit is not paid until age 65. These amounts were computed using the same assumptions used for financial statement reporting purposes under ASC Subtopic 715-30, “Defined Benefit Plans — Pension” as described in Note 13 in the Notes to Consolidated Financial Statements beginning on page F-29 of this Annual Report on Form 10-K.

For fiscal year 2010, no earnings of each of the named executive officers in the KEDC plan exceeded 120 percent of the applicable federal long-term rate.

(5)

Includes all items listed in the following table entitled “All Other Compensation.” In the interest of transparency, the value of perquisites and other personal benefits is provided in this column and in the footnotes below even if the amount is less than the reporting threshold established by the SEC.

The table below sets forth all other compensation for each of the named executive officers.

All Other Compensation	Burton M. Tansky ($)	Karen W. Katz ($)	James E. Skinner ($)	James J. Gold ($)	Gerald A. Barnes ($)
401(k) plans contributions paid by us	$7,350	$7,350	$11,025	$10,485	$7,512
Deferred compensation plan match	—	20,655	12,363	—	—
Group term life insurance	20,041	2,830	3,836	1,430	3,969
Financial counseling/tax preparation	41,189	3,325	3,000	—	3,000
Long-term disability	3,180	3,180	3,180	3,180	3,180
Car allowance	12,000	—	—	—	—
Cost of living adjustment(1)	—	—	—	179,999	—
Gross ups:
New York non-resident taxes (2)	55,393	14,897	7,408	—	9,171
TOTALS	$139,153	$52,237	$40,812	$195,094	$26,832

Footnotes:

(1)	The amount listed for Mr. Gold represents an annualized cost of living adjustment following his relocation from Texas to New York in May 2004.

(2)	The amounts shown represent gross up payments made in connection with New York non-resident taxes.

FISCAL YEAR 2010 GRANTS OF PLAN BASED AWARDS

The following table sets forth the non-equity incentive award that could have been payable pursuant to our annual cash incentive plan and equity awards granted pursuant to our long-term equity plans to our named executive officers for fiscal year 2010.

					All Other
					Option
					Awards:			Grant Date
					Number of		Exercise or	Fair Value
		Estimated Possible Future Payouts Under			Securities		Base Price	of Stock
		Non-Equity Incentive Plan Awards (1)			Underlying		Of Option	and Option
	Grant	Threshold	Target	Maximum	Options		Awards	Awards
Name	Date	($)	($)	($)	(#)		($)(5)	($)(6)

Tansky, Burton M.	11-03-09	748,000	1,497,600	2,995,200	—		—	—
	04-01-10	—	—	—	5,668	(2)	1,000	1,606,612
	10-06-05	—	—	—	7,269	(3)	1,445	1,776,274

Katz, Karen W.	11-03-09	168,300	673,200	1,346,400	—		—	—
	12-15-09	—	—	—	3,561	(2)	1,000	78,431
	10-06-05	—	—	—	5,341	(3)	1,445	453,184

Skinner, James E.	11-03-09	102,180	408,720	817,440	—		—	—
	12-15-09	—	—	—	1,780	(2)	1,000	39,204
	10-06-05	—	—	—	2,671	(3)	1,445	226,634

Gold, James J.	11-03-09	74,880	299,520	599,040	—		—	—
	12-15-09	—	—	—	1,780	(2)	1,000	39,204
	10-06-05	—	—	—	2,671	(3)	1,445	226,634

Barnes, Gerald A.	11-03-09	63,750	255,000	510,000	—		—	—
	10-05-09	—	—	—	2,800	(4)	1,000	1,404,200
	12-15-09	—	—	—	356	(2)	1,000	7,841
	10-06-05	—	—	—	534	(3)	1,445	45,310

Footnotes:

(1)

Non-equity incentive plan awards represent the threshold, target and maximum opportunities under our performance-based incentive compensation plan for fiscal year 2010. The actual amounts earned under this plan are disclosed in the Summary Compensation Table on page 62 of this section. For a detailed discussion of the annual incentive awards for fiscal year 2010, see “Compensation Discussion and Analysis” beginning on page 54 of this section.

(2)

Represents Accreting Options received from the exchange of underwater options at the rate of 1.5 for 1. For a detailed discussion, see “Long Term Incentive” on page 55 of this section and “Stock Options” on page 59 of this section.

(3)

Represents Fixed Price Options for which the option terms were extended in the second and third quarters of fiscal year 2010. For a detailed discussion, see “Long Term Incentive” on page 55 of this section and “Stock Options” on page 59 of this section.

(4)

Options awarded Mr. Barnes under the Management Incentive Plan pursuant to his promotion in fiscal year 2009. Half of the award is Fixed Price Options and half is Accreting Options. The exercise price of the Accreting Options escalates at a 10% compound rate on the first through the fifth anniversary dates of the grant. The exercise price of the Fixed Price Options is fixed at the grant date. The options vest 20% on the first anniversary date of the grant with the remaining portion becoming exercisable in forty-eight monthly installments over the forty-eight months following October 5, 2010, beginning on November 5, 2010, until October 5, 2014 when the options become fully exercisable. Both the Fixed Price Options and the Accreting Options will expire on October 5, 2017. For a detailed discussion, see “Long Term Incentive” on page 55 of this section and “Stock Options” on page 59 of this section.

(5)

Because we are privately held and there is no public market for our common stock, the fair market value of our common stock is determined by our Compensation Committee at the time option grants are awarded. In determining the fair market value of our common stock, the Compensation Committee considers such factors as the Company’s actual and projected financial results, the principal amount of the Company’s indebtedness, valuations of the Company performed by third parties and other factors it believes are material to the valuation process.

(6)

For new option awards in fiscal year 2010, these amounts reflect the aggregate grant date fair value for the awards computed in accordance with ASC Topic 718. For option awards in fiscal year 2010 made in connection with the Modification Transactions, these amounts reflect the incremental aggregate grant date fair value of the modified awards over the grant date fair value of the original awards. The assumptions used in calculating these amounts are described under the caption Stock-Based Compensation in Note 11 to the Notes to Consolidated Financial Statements on page F-25 of this Annual Report on Form 10-K.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information regarding the total number and aggregate value of stock options held by each of our named executive officers at July 31, 2010.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)		Option Expiration Date
Burton M. Tansky	3,742	—		361.25		10-06-2015
	1,465	—		361.25		10-06-2015
	2,076	—		354.03		10-06-2015
	7,269	—	(1)	1,445.00		10-06-2015
	—	5,668	(2)	1,000.00	(2)	10-06-2015
Karen W. Katz	5,074	267	(3)	1,445.00		12-15-2017
	—	3,561	(4)	1,000.00	(4)	12-15-2017
James E. Skinner	2,537	134	(3)	1,445.00		12-15-2017
	—	1,780	(4)	1,000.00	(4)	12-15-2017
James J. Gold	2,537	134	(3)	1,445.00		12-15-2017
	—	1,780	(4)	1,000.00	(4)	12-15-2017
Gerald A. Barnes	507	27	(3)	1,445.00		12-15-2017
	—	356	(4)	1,000.00	(4)	12-15-2017
	—	1,400	(5)	1,000.00		10-05-2017
	—	1,400	(5)	1,000.00	(5)	10-05-2017

Footnotes:

(1)

Nonqualified stock options granted November 29, 2005 vested with respect to 460 shares on the first anniversary date of October 6, 2005 and thereafter on the subsequent three anniversary dates of October 6, 2005 with respect to 2,270 shares.

(2)

Nonqualified stock options exchanged for underwater options at the ratio of 1.5 to 1 on April 1, 2010, which vests 25% on the first anniversary of December 15, 2010 and thereafter in thirty-six equal monthly installments over the thirty-six months following December 15, 2010 beginning on January 15, 2011 and becoming fully vested on December 15, 2013. The options were granted at the initial exercise price of $1,000 per share which will increase at a 10% compound rate on each anniversary of December 15, 2010 until the earlier to occur of (i) the exercise of the option, (ii) December 15, 2013, or (iii) the occurrence of a change of control, or in the event the equity investors sell a portion of their investment, with respect to a portion of the options bearing the same ratio as the portion of the equity investor’s equity sold. On December 15, 2010, the option price will increase to $1,100 per share.

(3)

Nonqualified stock options granted on November 29, 2005 at the exercise price of $1,445 per share which vests 20% on the first anniversary of October 6, 2005 and thereafter in forty-eight equal monthly installments over the forty-eight months following the first anniversary of October 6, 2005, beginning on the one-month anniversary of such first anniversary and becoming fully vested on October 6, 2010, subject to earlier vesting in certain circumstances following a change in control.

(4)

Nonqualified stock options exchanged in a tender offer for underwater options at the ratio of 1.5 to 1 on December 15, 2009 which vests 25% on the first anniversary of December 15, 2009 and thereafter in thirty-six equal monthly installments over the thirty-six months following the first anniversary of December 15, 2009, beginning on January 15, 2011 and becoming fully vested on December 15, 2013. The options were granted at the initial exercise price of $1,000 per share which will increase at a 10% compound rate on each anniversary of December 15, 2009 until the earlier to occur of (i) the exercise of the option, (ii) December 15, 2013, or (iii) the occurrence of a change of control, or in the event the equity investors sell a portion of their investment, with respect to a portion of the options bearing the same ratio as the portion of the equity investor’s equity sold. On December 15, 2010, the option price will increase to $1,100 per share.

(5)

Nonqualified stock options granted on October 5, 2009 at the exercise price of $1,000 per share which vests 20% on the first anniversary of October 5, 2009 and thereafter in forty-eight equal monthly installments over the forty-eight months following the first anniversary of October 5, 2009, beginning on the one-month anniversary of such first anniversary and becoming fully vested on October 5, 2014. The options were granted at the initial exercise price of $1,000 per share which will increase at a 10% compound rate on each anniversary of October 5, 2009 until the earlier to occur of (i) the exercise of the option, (ii) October 5, 2014, or (iii) the occurrence of a change of control, or in the event the equity investors sell a portion of their investment, with respect to a portion of the options bearing the same ratio as the portion of the equity investor’s equity sold. On October 5, 2010, the option price will increase to $1,100 per share.

PENSION BENEFITS

The following table sets forth certain information with respect to retirement payments and benefits under the Retirement Plan and the SERP for each of our named executive officers.

Name	Plan Name	Number of Years Credited Service (#)(1)		Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
Burton M. Tansky	Retirement Plan	20		461,000	—
	SERP	32	(3)	8,386,000	—
Karen W. Katz	Retirement Plan	25		334,000	—
	SERP	25	(4)	2,638,000	—
James E. Skinner	Retirement Plan	7	(5)	132,000	—
	SERP	7	(5)	414,000	—
James J. Gold	Retirement Plan	17	(5)	133,000	—
	SERP	17	(5)	366,000	—
Gerald A. Barnes	Retirement Plan	27	(6)	406,000	—
	SERP	25	(6)	911,000	—

Footnotes:

(1)

Computed as of July 31, 2010, which is the same pension measurement date used for financial statement reporting purposes with respect to our audited consolidated financial statements and notes thereto.

(2)

For purposes of calculating the amounts in this column, retirement age was assumed to be the normal retirement age of the later of age 65 or the fifth anniversary of the individual’s date of hire, as defined in the Retirement Plan. A description of the valuation method and all material assumptions applied in quantifying the present value of accumulated benefit is set forth in Note 13 to the Notes to Consolidated Financial Statements beginning on page F-29 of this Annual Report on Form 10-K.

(3)

The difference in years of service is a result of the provision in Mr. Tansky’s employment agreement relating to the calculation of his years of service under the SERP. Following his termination of employment with us, his years of service for purposes of calculating his benefit under the SERP will be determined by multiplying his actual service for purposes of the SERP by 2, subject to the 25-year maximum set forth in the SERP, and by then providing him with an additional credit for each year of service to the Company following his attainment of age sixty-five (65) (disregarding the 25-year maximum set forth in the SERP). The value of Mr. Tansky’s actual years of service under the SERP is $4,886,000, so the value of the additional years of service in excess of his actual service is $3,500,000. See the discussion of his employment agreement under “Employment and Other Compensation Agreements” beginning on page 69 of this section.

(4)

Pursuant to the terms of Karen W. Katz’s employment agreement, she will be entitled to an additional one year of credit for each full year of service after she has reached the 25-year maximum set forth in the SERP. In addition, if her employment is terminated by us for any reason other than death, disability, cause, or for non-renewal of her employment term, or if she terminates her employment with us for good reason, and she has not yet reached 65, her SERP benefit will not be reduced solely by reason of her failure to reach 65 as of the termination date. The value of Ms. Katz’s actual years of service under the SERP is $2,623,000, so the value of the additional years of service in excess of her actual service is $15,000.

(5)	Effective December 31, 2007, benefit accruals for Messrs. Skinner and Gold under the Retirement Plan and the SERP were frozen, as further described below.

(6)	Effective August 1, 2010, benefit accruals for Mr. Barnes under the Retirement Plan and the SERP were frozen, as further described below.

The Retirement Plan is a funded, tax-qualified pension plan.  Prior to 2008, most non-union employees over age 21 who had completed one year of service with 1,000 or more hours were eligible to participate in the Retirement Plan, which paid benefits upon retirement or termination of employment.  Effective as of December 31, 2007, eligibility and benefit accruals under the Retirement Plan were frozen for all participants except for those “Rule of 65” employees who elected to continue participating in the Retirement Plan.  “Rule of 65” employees included only those active employees who had completed at least 10 years of service and whose combined years of service and age equaled at least 65 as of December 2007.  The Retirement Plan is a “career-accumulation” plan, under which a participant earns each year a retirement annuity equal to one percent of his or her compensation for the year up to the Social Security wage base and 1.5 percent of his or her compensation for the year in excess of such wage base.  “Compensation” for this purpose generally includes salary, bonuses, commissions and overtime but not in excess of the limits imposed upon annual compensation under Internal Revenue Code Section 401(a)(17).  Such limit for 2009 was $245,000 and remains unchanged for 2010 and is adjusted annually for cost-of-living increases.  Benefits under the Retirement Plan become fully vested after five years of service with us.  Effective August 1, 2010, benefit accruals were frozen for the remaining “Rule of 65” employees and such participants were given the opportunity to participate in the RSP.

The SERP is an unfunded, nonqualified plan under which benefits are paid from our general assets to supplement Retirement Plan benefits and Social Security.  Prior to 2008, executive, administrative and professional employees (other than those employed as salespersons) with an annual base salary at least equal to a minimum established by the Company were eligible to participate.  Similar to the Retirement Plan, effective December 31, 2007, eligibility and benefit accruals under the SERP were frozen for all participants except for those “Rule of 65” employees who elected to continue participating in the Retirement Plan.  At normal retirement age (the later of age 65 and the fifth anniversary of the participant’s date of hire), an eligible participant with 25 or more years of service is entitled to full benefits in the form of monthly payments under the SERP computed as a straight life annuity, equal to 50 percent of the participant’s average monthly compensation for the highest consecutive 60 months preceding retirement less 60 percent of his or her estimated annual primary Social Security benefit, offset by the benefit accrued by the participant under the Retirement Plan.  The amount is then adjusted actuarially to determine the actual monthly payments based on the time and form of payment.  For this purpose, “compensation” includes salary but does not include bonuses.  If the participant has fewer than 25 years of service, the combined benefit is proportionately reduced.  Benefits under the SERP become fully vested after five years of service with us.  The SERP is designed to comply with the requirements of Section 409A of the Internal Revenue Code.  Along with the Retirement Plan and the ESP, benefit accruals under the SERP were frozen for the remaining “Rule of 65” employees effective August 1, 2010 and those remaining participants were given the opportunity to participate in the DC SERP.

NONQUALIFIED DEFERRED COMPENSATION

The amounts reported in the table below represent deferrals and Company matching contributions credited pursuant to the KEDC Plan and Company contributions credited pursuant to the DC SERP.

Name		Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year- End ($)

Burton M. Tansky	KEDC	—	—	—	—	—
	DC SERP	—	—	—	—	—

Karen W. Katz	KEDC	92,890	20,655	32,397	—	1,058,536
	DC SERP	—	—	—	—	—

James E. Skinner	KEDC	39,237	12,363	10,034	—	340,809
	DC SERP	—	60,970	3,625	—	142,950

James J. Gold	KEDC	—	—	—	—	—
	DC SERP	—	68,471	5,484	—	205,781

Gerald A. Barnes	KEDC	—	—	1,186	—	37,128
	DC SERP	—	—	—	—	—

Footnotes:

(1)	The amounts reported as Executive Contributions in Last Fiscal Year are also included as Salary in the Summary Compensation Table beginning on page 62 of this Section.

The KEDC Plan allows eligible employees to elect to defer up to 15% of base pay and up to 15% of annual performance bonus each year.  Eligible employees generally are those employees who have completed one year of service with the Company, have annual base pay of at least $300,000 and are otherwise designated as eligible by the Company’s employee benefits committee; provided, however, that effective January 1, 2008, only those persons who were eligible for the KEDC as of January 1, 2007 are permitted to continue participating in the KEDC.  No new participants will be added.  The Company also credits a matching contribution each pay period equal to (A) the sum of (i) 100% of the sum of the employee’s KEDC Plan deferrals and the maximum RSP deferral that the employee could have made under such plan for such pay period, to the extent that such sum does not exceed 2% of the employee’s compensation for such pay period, and (ii) 25% of the sum of the employee’s KEDC Plan deferrals and the maximum RSP, as applicable, deferral that the employee could have made under such plan for such pay period, to the extent that such sum does not exceed the next 4% of the employee’s compensation for such pay period, minus (B) the maximum possible match the employee could have received under the RSP, as applicable, for such pay period.  Such amounts are credited to a bookkeeping account for the employee and are fully vested with respect to matching contributions made for calendar years prior to 2008.  Amounts attributable to matching contributions, plus interest thereon, for calendar years on and after 2008 are subject to forfeiture in the event the employee is terminated for cause.  Accounts are credited monthly with interest at an annual rate equal to the prime interest rate published in The Wall Street Journal on the last business day of the preceding calendar quarter.  Amounts credited to an employee’s account become payable to the employee upon separation from service, death, unforeseeable emergency, or change of control of the Company.  In the event of separation of service, payment is made in a lump sum in the calendar quarter following the calendar quarter in which the separation occurs although if the employee is eligible for retirement upon such separation, payment may be deferred until the following year or the nine subsequent years, and may be made in a lump sum or in installments over a period of up to ten years, depending upon the distribution form elected by the employee.  There is no separate funding for the amounts payable under the KEDC Plan, rather the Company makes payment from its general assets.  The KEDC Plan is designed to comply with the requirements of Section 409A of the Internal Revenue Code.

The DC SERP is an unfunded, nonqualified deferred compensation plan under which benefits are paid from our general assets to provide eligible employees with the opportunity to receive employer contributions on the portion of their eligible compensation that exceeds the compensation limit imposed by Internal Revenue Code Section 401(a)(17) (the “IRS Limit”).  The IRS Limit for 2009 was $245,000 and remains unchanged for 2010.  Eligible employees generally are those employees who have completed one year of service with the Company, who have annual base pay of at least 80% of the IRS Limit (or were eligible to participate in the SERP as of December 31, 2007 and ceased to be eligible to participate in the SERP as of January 1, 2008), and who are otherwise designated as eligible by the Company’s employee benefits committee.  The Company will make transitional and non-transitional credits to the accounts of eligible participants each pay period.  Transitional credits apply only to participants who were eligible to participate in the SERP as of December 31, 2007 but ceased participating in the SERP as of that date and became a participant in the DC SERP on January 1, 2008.  The amount of a transitional credit is the product of a participant’s eligible compensation in excess of the IRS Limit and an applicable percentage ranging from 0% to 6% depending upon the age of the participant.  Non-transitional credits apply to all eligible participants.  The amount of a non-transitional credit is the product of a participant’s eligible compensation in excess of the IRS Limit and 10.5%.  All transitional and non-transitional credits are credited to a bookkeeping account and vest upon the earlier of (i) an eligible employee’s attainment of five years of service, (ii) an eligible employee’s attainment of age 65, (iii) an eligible employee’s death, (iv) an eligible employee’s disability, or (v) a change of control (as defined in the DC SERP) while in the employ of the Company.  Notwithstanding the preceding, amounts credited to an account are subject to forfeiture in the event the employee is terminated for cause.  Accounts are credited monthly with interest at an annual rate equal to the prime interest rate published in The Wall Street Journal on the last business day of the preceding calendar quarter. Vested amounts credited to an employee’s account become payable in the form of five annual installments beginning upon the later of the employee’s separation from service and age 55, or such later age as the employee may elect. Upon the employee’s death or disability or upon a change of control of the Company, vested amounts credited to an employee’s account will be paid in a single lump sum.  The DC SERP is designed to comply with the requirements of Section 409A of the Internal Revenue Code.

Employment and Other Compensation Agreements

As discussed in “Compensation Discussion & Analysis,” The Neiman Marcus Group, Inc. has entered into employment agreements with Burton M. Tansky and Karen W. Katz.  Following the submission by Mr. Tansky in April 2010 of his letter of non-renewal of his employment agreement, new employment agreements were entered into between the Company, The Neiman Marcus Group, Inc. and each of Karen W. Katz, James E. Skinner, and James J. Gold.  These new employment agreements will become effective on October 6, 2010.  In addition, each of the named executive officers, except for Mr. Tansky and Ms. Katz, is a party to a confidentiality, non-competition and termination benefits agreement, discussed below.

Employment Agreement with Mr. Tansky

The employment agreement with Mr. Tansky, as amended, has an employment term of five years until October 2010, subject to automatic one-year renewals of the term if neither party submits a notice of termination at least six months prior to the end of the then-current term, and provides for a base salary of not less than $1,300,000 per year.  In April 2010, Mr. Tansky submitted a letter of non-renewal of his employment agreement effective October 5, 2010 whereby he will retire as President and Chief Executive Officer.  Pursuant to a Director’s Service Agreement dated April 26, 2010 by and among the Company, The Neiman Marcus Group, Inc. and Mr. Tansky, he will continue as a non-employee chairman.  The Director’s Service Agreement will become effective October 6, 2010 and expire on December 31, 2011.

Provisions of Mr. Tansky’s agreement include participation in the Company’s annual bonus plan.  If bonus levels for a fiscal year are met, the minimum bonus amount he will receive will be at least 50% of his base salary, if the target bonus goal for the fiscal year is met, he will receive at least 85% of his base salary, and if the maximum target goal is met, he will receive at least 170% of his base salary.  The actual amounts will be determined according to the terms of the annual bonus program and will be payable at the discretion of the Compensation Committee.

In addition to the foregoing, the agreement provides that upon the occurrence of the earlier of a change of control or an initial public offering, Mr. Tansky will be entitled to a cash bonus equal to $3,080,911, which represents his portion of the cash incentive pool pursuant to the Cash Incentive Plan (more fully described beginning on page 73 of this section).  The agreement also provides that at the time of Mr. Tansky’s termination of employment with the Company, his years of service for purposes of calculating his benefit under the SERP shall be determined by multiplying his actual service for purposes of the SERP by 2, subject to the 25-year maximum set forth in the SERP, and by then providing him with additional credit for each year of service by him to the Company following his attainment of age sixty-five (65) (disregarding the 25-year maximum set forth in the SERP).

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

Pursuant to the agreement, Mr. Tansky received a grant to purchase 7,269.3851 Fixed Price Options and 9,079.79470 Accreting Options.  On April 1, 2010 the Accreting Options were exchanged for 5,668 new Accreting Options that vest 25% on December 15, 2010 with the remaining portion becoming exercisable in thirty-six equal monthly installments over the thirty-six months following December 15, 2010.  The Fixed Price Options became fully vested on October 6, 2009.  The agreement provides for the accelerated vesting of the Accreting Options upon (i) a change of control or (ii) the termination of Mr. Tansky’s employment before the end of the term due to death or inability to perform.  In addition, in the event that we terminate Mr. Tansky’s employment without cause or if he resigns for good reason, the agreement provides that the options will vest as to (i) the number of shares that would have become vested on the next anniversary of the grant date, plus (ii) if the termination date occurs prior to the third anniversary of the grant date, the number of shares that would have vested on the next anniversary of the grant date, multiplied by a fraction, the numerator of which is the number of days from the preceding anniversary of the grant date and the denominator of which is 365.

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

Director Services Agreement with Mr. Tansky

In connection with his new position as non-executive Chairman of the Board that will become effective on October 6, 2010, the Company has entered into a director services agreement with Mr. Tansky, which is for a term running from October 6, 2010 through December 31, 2011.  In consideration of the time, effort, and attention Mr. Tansky has agreed to commit to the Company in this new role, the Company will compensate Mr. Tansky for his attendance at Board meetings at the rate of $37,500 per Board meeting for up to four Board meetings in any 12-month period.  In addition, upon termination of his employment agreement upon his retirement and provided such termination does not give rise to an obligation for the Company to pay severance compensation under the employment agreement, the Company will make a one-time, lump-sum payment to Mr. Tansky in an amount equal to the monthly premium cost of certain continued medical benefits multiplied by 60.  The Company also will provide Mr. Tansky with office space and appropriate staff assistance at Bergdorf Goodman in New York and reimburse him for travel and other expenses incurred in the fulfillment of his non-executive Chairman of the Board responsibilities.  The agreement provides that Mr. Tansky shall be subject to removal pursuant to the standards and requirements of the Company’s bylaws and applicable law.

Current Employment Agreement with Ms. Katz

In connection with the non-renewal of Mr. Tansky’s employment agreement in April 2010, the Company entered into a new employment agreement with Karen W. Katz wherein she will succeed Mr. Tansky as President and Chief Executive Officer.  The new employment agreement will become effective on October 6, 2010.  Her current employment agreement provides that she will act as Chief Executive Officer and President of Neiman Marcus Stores, a division of The Neiman Marcus Group, Inc., until October 2010, subject to automatic one-year renewals of the term if neither party submits a notice of termination at least three months prior to the end of the then-current term.  Pursuant to the agreement, her base salary shall not be less than $760,000.  Ms. Katz’s agreement also provides that she will participate in the Company’s annual bonus plan.  The actual amounts will be determined according to the terms of the annual bonus program and will be payable at the discretion of the Compensation Committee.  However, Ms. Katz’s agreement provides that her target bonus may not be reduced below 65% of her base salary.  In addition, the agreement provides that during the term, Ms. Katz shall continue to accrue benefits under the SERP, provided that (i) the SERP shall not be amended or terminated in any way that adversely affects her, and (ii) after she has reached the 25-year maximum set forth in the SERP, she shall be entitled to an additional one year of credit for each full year of service thereafter.  In addition, if (i) during the term, her employment is terminated by the Company for any reason other than death, disability, or cause (as defined in the employment agreement), (ii) during the term, she terminates her employment for good reason (as defined in the employment agreement), or (iii) her employment terminates upon expiration of the term following the provision by the Company of a notice of non-renewal, and, in any such case, on the date of such termination she has not yet reached age 65, her SERP benefit shall not be reduced according to the terms of the SERP solely by reason of her failure to reach age 65 as of the termination date.

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

New Employment Agreement with Ms. Katz

In connection with her new position as President and Chief Executive Officer, Ms. Katz has entered into a new employment agreement with the Company, the terms of which become effective on October 6, 2010.  The employment agreement is for a term of four years with automatic extensions of one year unless either party provides three months’ written notice of non-renewal.  The agreement provides for a beginning annual base salary of $1,050,000, an initial bonus of $50,000 upon Ms. Katz’s commencement of her new position, and participation in an annual incentive program with a target bonus opportunity of 100% of annual base salary and a maximum bonus of 200% of annual base salary.  In addition, as part of the agreement, the Company will, effective September 30, 2010 and pursuant to the Company’s Management Equity Incentive Plan (“Plan”), grant Ms. Katz a non-qualified stock option with respect to 4,300 shares of Common Stock of the Company with an exercise price equal to the fair market value of the Common Stock at the time of grant.  The stock option will expire no later than the seventh anniversary of the grant date.  SERP benefits for Ms. Katz under her new agreement are substantially similar to those she enjoyed under previous agreement discussed above.  The agreement also provides for reimbursement of several types of expenses incurred by Ms. Katz.  The agreement provides that Ms. Katz will be based at the principal executive offices of The Neiman Marcus Group in Dallas, Texas.

The employment agreement may be terminated by either party.  In certain termination circumstances, Ms. Katz will receive, subject to her execution of a waiver and release agreement, severance pay consisting of no more than a lump sum payment equal to a prorated portion of the target bonus for the year of termination, an amount representing the monthly premium cost of certain continued medical benefits for 24 months, 2 years of base salary, and 2 years of annual target bonuses.  In addition, in certain circumstances, she would receive life insurance coverage for two years following termination of employment.  The agreement contains a two-year noncompetition agreement along with related confidentiality, nondisparagement, and intellectual property provisions and conditions receipt of the severance pay just described on compliance with those provisions.

Employment Agreements with Mr. Skinner and Mr. Gold

On July 22, 2010, the Company entered into new employment agreements with James E. Skinner, Executive Vice President and Chief Financial Officer, and James J. Gold, President and Chief Executive Officer of Bergdorf Goodman, Inc., the terms of which become effective on October 6, 2010.  Each of the employment agreements is for a four-year term with automatic extensions of one year unless either party provides three months’ written notice of non-renewal.  The agreement with Mr. Skinner provides that he will act as Executive Vice President, Chief Operating Officer and Chief Financial Officer of The Neiman Marcus Group for a beginning annual base salary of $700,000 and participation in an annual incentive program with a target bonus opportunity of 75% of annual base salary and a maximum bonus of 150% of annual base salary.  In addition, as part of the agreement, the Company will, effective September 30, 2010 and pursuant to the Plan, grant Mr. Skinner a non-qualified stock option with respect to 2,200 shares of Common Stock of the Company with an exercise price equal to the fair market value of the Common Stock at the time of grant.  The stock option will expire no later than the seventh anniversary of the grant date.

The agreement with Mr. Gold provides that he will act as President, Specialty Retail of The Neiman Marcus Group for a beginning annual base salary of $750,000 and participation in an annual incentive program with a target bonus opportunity of 75% of annual base salary and a maximum bonus of 150% of annual base salary.  In addition, as part of the agreement, the Company will, effective September 30, 2010 and pursuant to the Plan, grant Mr. Gold a non-qualified stock option with respect to 2,200 shares of Common Stock of the Company with an exercise price equal to the fair market value of the Common Stock on the date of grant.  The stock option will expire no later than the seventh anniversary of the grant date.

The employment agreements may be terminated by either party.  In certain termination circumstances, Mr. Skinner and Mr. Gold each will receive, subject to their execution of a waiver and release agreement, severance pay consisting of no more than a prorated portion of the target bonus for the year of termination, an amount representing the monthly premium cost of certain continued medical benefits for eighteen months, 1.5 times annual base salary, and 1.5 times annual target bonus.  The agreements contain an eighteen-month noncompetition agreement along with related confidentiality, nondisparagement, and intellectual property provisions and conditions receipt of the severance pay just described on compliance with those provisions.

Confidentiality, Non-Competition and Termination Benefits Agreements

Each of the named executive officers and certain other officers, except for Mr. Tansky and Ms. Katz, are party to a confidentiality, non-competition and termination benefits agreement that will provide for severance benefits if the employment of the affected individual is terminated by the Company other than in the event of death, disability or termination for cause.  These agreements provide for a severance payment equal to one and one-half annual base salary payable over an eighteen-month period, and reimbursement for COBRA premiums for the same period.  Each confidentiality, non-competition and termination benefits agreement contains restrictive covenants as a condition to receipt of any payments payable thereunder.

Cash Incentive Plan

Following the consummation of the Acquisition, the Neiman Marcus, Inc. Cash Incentive Plan (referred to as the Cash Incentive Plan) was adopted to aid in the retention of certain key executives, including the named executive officers.  The Cash Incentive Plan provides for the creation of a $14 million cash bonus pool to be shared by the participants based on the number of stock options that were granted to each such participant pursuant to the Management Incentive Plan in October 2005.  Each participant in the Cash Incentive Plan will be entitled to a cash bonus upon the earlier to occur of a change of control or an initial public offering, provided that, in each case, the internal rate of return to certain of our investors is positive.  If the internal rate of return to certain of our investors is not positive, no amounts will be paid under the Cash Incentive Plan.  The Cash Incentive Plan was adopted in connection with the acquisition of NMG by the Sponsors, and was intended to align the interests of certain key executives with those of the Sponsors.  Furthermore, it has been our experience that it often takes a long period of time to consummate a change in control transaction with a large retail company.  As a result, it was our view and the view of the Sponsors that a “single trigger” payment upon an “initial public offering” or “change in control” of the Company (as those terms are defined under the Cash Incentive Plan) correctly aligns the interests of management, on the one hand, and the Company and its shareholders, on the other hand, and also provides the Company with an effective and durable retention mechanism that incentivizes each named executive officer to remain with us prior to the consummation of such an event.

Based on the foregoing, each of the named executive officers would be entitled to receive the following percentages of the $14 million cash bonus pool on July 31, 2010, assuming there was a “change in control” or an “initial public offering” on that date, and the rate of return to the Sponsors was positive:

Percentage of
Name	Cash Bonus Pool
Burton M. Tansky	22.00%
Karen W. Katz	17.01%
James E. Skinner	8.51%
James J. Gold	8.51%
Gerald A. Barnes	1.70%

All required federal, state, or local government tax will be withheld from all payments made to participants under the Cash Incentive Plan.  No payments have been made or are currently anticipated under the Cash Incentive Plan.

Potential Payments Upon Termination or Change-in-Control

The tables below show certain potential payments that would have been made to a named executive officer if the named executive officer’s employment had terminated on July 31, 2010 under various scenarios, including a change in control.  Because the payments to be made to a named executive officer depend on several factors, the actual amounts to be paid out upon a named executive officer’s termination of employment can only be determined at the time of an executive’s separation from the Company.

Burton M. Tansky

Executive Benefits and Payments Upon Separation	Retirement ($)(1)(7)	Termination due to death ($)(2)(7)	Termination due to disability ($)(3)(7)	Termination without cause or for good reason ($)(4)(7)	Change in Control ($)(5)(7)	Termination without good reason 6 months following a change in control ($)(6)(7)

Compensation:
Severance	$—	$—	$—	$5,765,760	$—	$4,268,160
Bonus	—	1,272,960	1,272,960	3,818,880	—	2,545,920
Stock Options	—	3,264,768	3,264,768	816,192	3,264,768	3,264,768

Benefits & Perquisites:
Retirement Plans	3,500,000	—	—	—	—	—
Cash Incentive Plan Payment	—	—	—	—	3,080,911	—
Long-Term Disability	—	—	240,000	—	—	—
Health and Welfare Benefits	—	—	—	61,430	61,430	61,430
Life Insurance Benefits	—	1,000,000	—	67,710	67,710	67,710
Total	$3,500,000	$5,537,728	$4,777,728	$10,529,972	$6,474,819	$10,207,988

Footnotes:

(1)	Represents the SERP enhancement provided in Mr. Tansky’s employment agreement.

(2)

Represents the estimated present value of amounts payable to Mr. Tansky’s beneficiaries upon his death:  A lump sum payment of 85% of Mr. Tansky’s base salary provided pursuant to his employment contract (see “Employment and Other Compensation Agreements” beginning on page 69 of this section); the value of all unvested equity incentive awards (calculated by taking the difference between the exercise price and $1,576, the estimated fair value of our common stock  as of the end of the fiscal year); a lump sum basic life insurance benefits payment of $1,000,000 payable by the Company’s life insurance provider, and a lump sum amount payable under the Cash Incentive Plan, more fully described on page 73 of this Section.

(3)

Represents a lump sum payment of 85% of Mr. Tansky’s base salary provided pursuant to his employment contract (see “Employment and Other Compensation Agreements” beginning on page 69 of this section), the value of all unvested equity incentive awards (calculated as in Footnote (2) above), and $20,000 per month payable for 12 months pursuant to the terms and conditions of the Company’s long-term disability plan provider.

(4)

Represents a lump sum payment of three times base salary in effect at the time of termination, 85% percent of base salary in effect at the time of termination, and three times 85% of base salary provided pursuant to his employment contract (see “Employment and Other Compensation Agreements” beginning on page 69 of this section).  The value of all unvested equity incentive awards that would be come exercisable following the next anniversary of the Effective Date, as that date is defined in Mr. Tansky’s employment agreement, (calculated as in Footnote (2) above).  The amount included for health and welfare benefits represents a continuation of COBRA benefits for a period of three years.  Calculations were based on COBRA rates currently in effect.  The amount included for life insurance represents coverage for a period of three years at the same benefit level in effect at the time of termination.  See “Employment and Other Compensation Agreements” beginning on page 69 of this section.

(5)

Represents a lump sum amount payable under the Cash Incentive Plan, more fully described on page 73 of this section, the value of all unvested equity incentive awards (calculated as in Footnote (2) above), and life insurance coverage for a period of three years at the same benefit level in effect at the time of termination.

(6)

Represents a lump sum payment of 85% of base salary in effect at the time of termination, two times base salary, and two times 85% of base salary provided pursuant to his employment contract (see “Employment and Other Compensation Agreements” beginning on page 69 of this section).  The value of all unvested equity incentive awards (calculated as in Footnote (2) above).  The amount included for life insurance represents coverage for a period of three years at the same benefit level in effect at the time of termination.  The amount included for health and welfare benefits represents a continuation of COBRA benefits for a period of three years.  Calculations were based on COBRA rates currently in effect.

(7)

In addition, Mr. Tansky may become entitled to receive a portion (ranging from, as of July 31, 2010, 75% to 100%, depending on the reason for the separation from service) of the Cash Incentive Plan Payment indicated under the column entitled “Change in Control” if his employment is terminated for any reason other than Cause, and, subsequent to such termination, a “change in control” or an “initial public offering” meeting certain conditions occurs.

Karen W. Katz

Executive Benefits and Payments Upon Separation	Retirement ($)(1)	Termination due to death ($)(2)	Termination due to disability ($)(3)	Termination without cause or for good reason ($)(4)	Change in Control ($)(5)

Compensation:
Severance	$—	$—	$—	$2,468,400	$—
Bonus	—	673,200	673,200	1,346,400	—

Benefits & Perquisites:
Retirement Plans	15,000	—	—	—	—
Deferred Compensation Plan	1,058,536	1,058,536	1,058,536	1,058,536	1,058,536
Cash Incentive Plan Payment	—	—	—	—	2,381,474
Long-Term Disability	—	—	240,000	—	—
Health and Welfare Benefits	—	—	—	54,219	54,219
Life Insurance Benefits	—	1,000,000	—	6,150	6,150
Total	$1,073,536	$2,731,736	$1,971,736	$4,933,705	$3,500,379

Footnotes:

(1)	Represents the SERP enhancement provided in Ms. Katz’s employment agreement and a lump sum payout under the deferred compensation plan.

(2)

Represents Ms. Katz’s target bonus, a lump sum payout under the deferred compensation plan, and a lump sum basic life insurance benefit payment of $1,000,000 payable by the Company’s life insurance provider to Ms. Katz’s beneficiaries upon her death.

(3)

Represents Ms. Katz’s target bonus, lump sum payout under the deferred compensation plan, and long-term disability payments of $20,000 per month for twelve months payable from the Company’s long-term disability insurance provider.

(4)

Represents a lump sum payment of the target bonus and two times base salary, two times target bonus and a lump sum payout under the deferred compensation plan.  The amount included for health and welfare benefits represents a continuation of COBRA benefits for a period of two years.  Calculations were based on COBRA rates currently in effect.  The amount included for life insurance represents coverage for a period of two years at the same benefit level in effect at the time of termination.  See “Employment and Other Compensation Agreements” beginning on page 69 of this section.

(5)

Represents a lump sum payout under the deferred compensation plan and a lump sum amount payable under the Cash Incentive Plan, more fully described on page 73 of this section.  The amount included for life insurance represents coverage for a period of two years at the same benefit level in effect at the time of termination.

Executive Benefits and Payments Upon Separation	Termination due to death ($)(1)(5)	Termination due to disability ($)(1)(2)	Termination without cause or for good reason ($)(3)	Change in Control ($)(1)(4)
JAMES E. SKINNER
Compensation:
Severance	$—	$—	$943,200	$—

Benefits & Perquisites:
Retirement Plans	142,950	142,950	142,950	142,950
Deferred Compensation Plan	340,809	340,809	340,809	340,809
Cash Incentive Plan Payment	—	—	—	1,190,737
Long-Term Disability	—	240,000	—	—
Health and Welfare Benefits	—	—	29,332	—
Life Insurance Benefits	—	—	—	—
Total James E. Skinner	$483,759	$723,759	$1,456,291	$1,674,496

JAMES J. GOLD
Compensation:
Severance	$—	$—	$748,800	$—

Benefits & Perquisites:
Retirement Plans	205,781	205,781	205,751	205,781
Cash Incentive Plan Payment	—	—	—	1,190,737
Long-Term Disability	—	240,000	—	—
Health and Welfare Benefits	—	—	38,463	—
Life Insurance Benefits	—	—	—	—
Total James J. Gold	$205,781	$445,781	$993,014	$1,396,518

GERALD A. BARNES
Compensation:
Severance	$—	$—	$637,500	$—

Benefits & Perquisites:
Retirement Plans	—	—	—	—
Deferred Compensation Plan	37,128	37,128	37,128	37,128
Cash Incentive Plan Payment	—	—	—	238,154
Long-Term Disability	—	240,000	—	—
Health and Welfare Benefits	—	—	38,463	—
Life Insurance Benefits	—	—	—	—
Total Gerald A. Barnes	$37,128	$277,128	$713,091	$275,282

Footnotes:

(1)	Represents a lump sum payout under the deferred compensation plans. See “Nonqualified Deferred Compensation” beginning on page 68 of this section.

(2)	Represents long-term disability payments of $20,000 per month for twelve months payable from the Company’s long-term disability insurance provider.

(3)

Represents a lump sum payment of one and one-half times base salary for each of Messrs. Skinner, Gold, and Barnes.  The amount included for health and welfare benefits represents a continuation of COBRA benefits for a period of eighteen months.  Calculations were based on COBRA rates currently in effect.  See “Employment and Other Compensation Agreements”  beginning on page 69 of this section.

(4)	Represents a lump sum payment payable under the Cash Incentive Plan more fully described on page 73 of this section.

DIRECTOR COMPENSATION

None of our directors receive compensation for their service as a member of our Board.  They are reimbursed for any expenses incurred as a result of their service.  As an employee director, Mr. Tansky receives no compensation for his service as a board member.  We offer to each of our directors a discount at our stores at the same rate that is available to our employees.

In connection with the Acquisition, affiliates of the Sponsors receive an annual management fee equal to the lesser of (i) 0.25% of consolidated annual revenue, and (ii) $10 million for consulting and management advisory services they provide to us.  See discussion on “Management Services Agreement” on page 82 of this section.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding equity compensation plans approved by shareholders and equity compensation plans not approved by shareholders as of July 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	70,796	(1)	$1,147	17,196

Equity compensation plans not approved by security holders	—		—	—
Total	70,796		$1,147	17,196

(1)

This number represents options issuable under the Management Incentive Plan that was approved by a majority of the shares of common stock of Neiman Marcus, Inc. on November 29, 2005.  The Plan became effective on November 29, 2005 and will expire on November 29, 2015.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 17, 2010, the beneficial ownership of each person known to us to own more than 5% of our common stock, each of our directors, each named executive officer listed in the Summary Compensation Table, and all our directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Stock)	Options Currently Exercisable or Exercisable within 60 days	Total Stock and Stock Based Holdings	Percent of Class (1)

Newton Holding, LLC	1,000,000	—	1,000,000	98.71%
301 Commerce Street
Suite 3300
Fort Worth, Texas 76102

TPG Funds(2)	1,000,000	—	1,000,000	98.71%
301 Commerce Street
Suite 3300
Fort Worth, Texas 76102

Affiliates of Warburg Pincus, LLC(3)	1,000,000	—	1,000,000	98.71%
466 Lexington Avenue
New York, NY 10017

David A. Barr(4)	1,000,000	—	1,000,000	98.71%
466 Lexington Avenue
New York, NY 10017

James Coulter(2)	1,000,000	—	1,000,000	98.71%
345 California Street, Suite 3300
San Francisco, CA 94104

Sidney Lapidus(4)	1,000,000	—	1,000,000	98.71%
466 Lexington Avenue
New York, NY 10017

Kewsong Lee(4)	1,000,000	—	1,000,000	98.71%
466 Lexington Avenue
New York, NY 10017

Burton M. Tansky (5)	1,506	14,552	16,058	1.56%
1618 Main Street
Dallas, TX 75201

Karen W. Katz (6)	4,027	5,341	9,368	*
1618 Main Street
Dallas, TX 75201

James E. Skinner	2,107	2,671	4,778	*
1618 Main Street
Dallas, TX 75201

Gerald A. Barnes	50	1,141	1,191	*
1618 Main Street
Dallas, TX 75201

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Stock)	Options Currently Exercisable or Exercisable within 60 days	Total Stock and Stock Based Holdings	Percent of Class (1)

James J. Gold	902	2,671	3,573	*
754 Fifth Avenue
New York, NY 10019

Jonathan Coslet(7)	—	—	—	*
345 California Street
Suite 3300
San Francisco, CA 94104

John G. Danhakl	—	—	—	*
11111 Santa Monica Boulevard
Suite 2000
Los Angeles, CA 90025

Carrie Wheeler(7)	—	—	—	*
345 California Street
Suite 3300
San Francisco, CA 94104

All current executive officers and directors as a group (17 persons)	1,009,038	30,448	1,039,486	99.60%

*  Represents less than 1% of the class.

Footnotes:

(1)

Percentage of class beneficially owned is based on 1,013,082 common shares outstanding as of September 17, 2010, together with the applicable options to purchase common shares for each shareholder exercisable on September 17, 2010 or within 60 days thereafter.  Shares issuable upon the exercise of options currently exercisable or exercisable 60 days after September 17, 2010 are deemed outstanding for computing the percentage ownership of the person holding the options, but are not deemed outstanding for computing the percentage of any other person.  The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities.  Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security.  A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days.  Under these rules, more than one person may be deemed to be a beneficial owner of such securities as to which such person has voting or investment power.

(2)

Includes the 1,000,000 common shares owned by Newton Holding, LLC, a Delaware limited liability company (“Newton”) that are attributed to the TPG Funds (as defined below), which hold an aggregate of 41.5225% of membership units of Newton (the “TPG Units”).  The TPG Units that are attributed to TPG Partners IV, L.P., a Delaware limited partnership (“Partners”), TPG Newton III, LLC, a Delaware limited liability company (“Newton III”) and TPG Newton Co-Invest I LLC, a Delaware limited liability company (“Newton Co-Invest” and, together with Partners and Newton III, collectively, the “TPG Funds”) and their affiliates represent direct holdings of membership units of Newton by the following entities (i) 27.6817% by Partners, (ii) 6.9204% by Newton III and (iii) 6.9204% by Newton Co-Invest.

The general partner of Partners and managing member of Newton Co-Invest is TPG GenPar IV, L.P., a Delaware limited partnership, whose general partner is TPG GenPar IV Advisors, LLC, a Delaware limited liability company, whose sole member is TPG Holdings I, L.P., a Delaware limited partnership, whose general partner is TPG Holdings I-A, LLC, a Delaware limited liability company, whose sole member is TPG

Group Holdings (SBS), L.P., a Delaware limited partnership, whose general partner is TPG Group Holdings (SBS) Advisors, Inc., a Delaware corporation (“Group Advisors”).  The managing member of Newton III is TPG GenPar III, L.P., a Delaware limited partnership, whose general partner is TPG Advisors III, Inc., a Delaware corporation (“Advisors III”).

Pursuant to the Newton limited liability company operating agreement, the TPG Funds (collectively) and WP VIII and WP IX (collectively) each have the separate right to designate four directors to the Board of Directors of Newton, or assign the right to designate one of their four director designees, to another direct or indirect member of Newton.  Messrs. James Coulter, Jonathan Coslet and Carrie Wheeler are the initial directors appointed by the TPG Funds, and John Donhakl is a director assignee of Leonard Green & Partners, L.P., as such designation right has been assigned by the TPG Funds.

Because of these relationships, Group Advisors and Advisors III may be deemed to be the beneficial owners of the common shares directly held by the TPG Funds, WP VIII and WP IX.  David Bonderman and James G. Coulter are directors, officers and sole shareholders of Group Advisors and Advisors III and may therefore also be deemed to be the beneficial owners of the common shares directly held by the TPG Funds, WP VIII and WP IX. The mailing address for each of Group Advisors, Advisors III and Messrs. Bonderman and Coulter is c/o TPG Capital, L.P., 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

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

(7)

Messrs. Jonathan Coslet and Carrie Wheeler are each directors of Newton and partners of TPG Capital, L.P., an affiliate of the TPG Funds.  Messrs. Coslet and Wheeler each have no voting or investment power over and each disclaim beneficial ownership of any Newton common shares held directly or indirectly by the TPG Funds, WP VIII or WP IX.

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

Pursuant to the LLC Agreement, each of the Sponsors has the right, which is freely assignable to other members or indirect members, to nominate four directors, and the Sponsors are entitled to jointly nominate additional directors.  The rights of the Sponsors to nominate directors are subject to their ownership percentages in Newton Holding, LLC remaining above a specified percentage of their initial ownership percentage.  Each of the Sponsors has the right to have at least one of its directors sit on each committee of the Board of Directors, to the extent permitted by applicable laws and regulations.

The Sponsors have assigned the right to appoint one of our directors to investment funds that are affiliates of Credit Suisse Securities (USA) LLC and the right to appoint one of our directors to investment funds associated with Leonard Green Partners.

For purposes of any Board action, each director nominated by a Sponsor has three votes and each of the other directors (including any jointly nominated directors and the directors nominated by investment funds that are affiliates of Credit Suisse Securities (USA) LLC and Leonard Green Partners) has one vote.  Certain major decisions of the board of directors of Newton Holding, LLC require the approval of each of the Sponsors and certain other decisions of the board of directors of Newton Holding, LLC require the approval of a specified number of directors designated by each of the Sponsors, in each case subject to the requirement that their respective ownership percentage in Newton Holding, LLC remains above a specified percentage of their initial ownership percentage.

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

Management Stockholders’ Agreement

Subject to the Management Stockholders’ Agreement, certain members of management, including Burton M. Tansky, Karen W. Katz, James E. Skinner, James J. Gold, and Gerald A. Barnes along with 22 other members of management, elected to invest in the Company by contributing cash or equity interests in NMG, or a combination of both, to the Company prior to the merger and receiving equity interests in the Company in exchange therefore immediately after completion of the merger pursuant to rollover agreements with NMG and the Company entered into prior to the effectiveness of the merger.  The aggregate amount of this investment was approximately $25.6 million.  The Management Stockholders’ Agreement creates certain rights and restrictions on these equity interests, including transfer restrictions and tag-along, drag-along, put, call, and registration rights in certain circumstances.

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

Principal Accounting Fees and Services

Audit Fees.  The aggregate fees billed for the audits of the Company’s annual financial statements for the fiscal years ended July 31, 2010 and August 1, 2009 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q were $1,455,000 and $1,748,000, respectively.

Audit-Related Fees.  The aggregate fees billed for audit-related services for the fiscal years ended July 31, 2010 and August 1, 2009 were $134,000 and $100,000, respectively. These fees related to accounting research and consultation and attestation services for certain subsidiary companies for the fiscal years ended July 31, 2010 and August 1, 2009.

Tax Fees.  The aggregate fees billed for tax services for the fiscal years ended July 31, 2010 and August 1, 2009 were $100,000 and $90,000, respectively. These fees are related to tax compliance and planning.

The Audit Committee has considered and concluded that the provision of permissible non-audit services is compatible with maintaining our independent registered public accounting firm’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report.

1.             Financial Statements

The list of financial statements required by this item is set forth in Item 8.

2.             Index to Financial Statement Schedules

Page Number
Reports of Independent Registered Public Accounting Firm	F-3
Schedule II—Valuation and Qualifying Accounts and Reserves	91

All other financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable.

3.             Exhibits

Exhibit No.	Exhibit

2.1	Agreement and Plan of Merger, dated May 1, 2005, among The Neiman Marcus Group, Inc., Newton Acquisition, Inc., and Newton Merger Sub, Inc. (1)

2.2	Purchase, Sale and Servicing Transfer Agreement dated as of June 8, 2005, among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., HSBC Bank Nevada, N.A. and HSBC Finance Corporation (1).

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

10.7*

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

10.25*

Amendment to the Form of Stock Option Grant Agreement effective as of January 1, 2009 by and between Neiman Marcus, Inc., a Delaware corporation, and certain eligible key employees incorporated herein by reference to Neiman Marcus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.26*

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

10.30*

Employment Agreement dated April 26, 2010 by and between The Neiman Marcus Group, Inc. and Karen Katz, incorporated herein by reference to the Company’s Current Report on Form 8-K dated April 28, 2010.

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

10.34

Amended and Restated Credit Card Program Agreement, dated as of September 23, 2010, by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., HSBC Bank Nevada, N.A. and HSBC Card Services, Inc. (1)  (2)

10.35	Amended and Restated Servicing Agreement, dated as of September 23, 2010, by and between The Neiman Marcus Group, Inc. and HSBC Bank Nevada, N.A. (1) (2)

10.36*

Confidentiality, Non-Competition and Termination Benefits Agreement by and between Bergdorf Goodman, Inc., a New York corporation and a wholly owned subsidiary of The Neiman Marcus Group, Inc., and James J. Gold dated May 3, 2004, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2010.

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

10.39

Stockholder Agreement, dated as of May 1, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc. and the other parties signatory thereto, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2010.

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

10. 42

Amendment to the Management Stockholders’ Agreement effective as of January 1, 2009 by and between Neiman Marcus, Inc., a Delaware corporation, Newton Holding, LLC, TPG Newton III, LLC, TPG Partners IV, L.P., TPG Newton Co-Invest I, LLC, Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII C.V. I, Warburg Pincus Germany Private Equity VIII K.G., Warburg Pincus Private Equity IX, L.P., and the other parties signatory thereto, incorporated herein by reference to Neiman Marcus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

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

10.47

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

10.49*

Form of Amended and Restated Stock Option Agreement between the Company and certain eligible key employees, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009.

10.50*

Form of Second Amended and Restated Stock Option Grant Agreement between the Company and certain eligible key employees, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009.

10.51*

Employment Agreement dated July 22, 2010 by and among the Company, The Neiman Marcus Group, Inc., and James E. Skinner, incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 28, 2010.

10.52*

Employment Agreement dated July 22, 2010 by and among the Company, The Neiman Marcus Group, Inc., and James J. Gold, incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 28, 2010.

10.53

Form of First Amendment to Second Priority Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement from The Neiman Marcus Group, Inc. to Bank of America, N.A, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

10.54	Amendment No. 2 to the Amended and Restated Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan dated July 17, 2010. (1)

10.55	Amendment No. 1 to The Neiman Marcus Group, Inc. Supplemental Executive Retirement Plan dated July 17, 2010. (1)

12.1	Computation of Ratio of Earnings to Fixed Charges. (1)

14.1	The Neiman Marcus Group, Inc. Code of Ethics and Conduct. (1)

14.2	The Neiman Marcus Group, Inc. Code of Ethics for Financial Professionals. (1)

21.1	Subsidiaries of the Company. (1)

23.1	Consent of Ernst & Young LLP. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.
(2)	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.
*	Current management contract or compensatory plan or arrangement.

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

We maintain a system of internal controls, which provides management with reasonable assurance that transactions are recorded and executed in accordance with its authorizations, assets are properly safeguarded and accounted for, and records are maintained so as to permit preparation of financial statements in accordance with generally accepted accounting principles. This system includes written policies and procedures, an organizational structure that segregates duties, financial reviews and a comprehensive program of periodic audits by the internal auditors. We have also instituted policies and guidelines, which require employees to maintain a high level of ethical standards.

In addition, the Audit Committee of the Board of Directors meets periodically with management, the internal auditors and the independent registered public accounting firm to review internal accounting controls, audit results and accounting principles and practices and annually recommends to the Board of Directors the selection of the independent registered public accounting firm.

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under our supervision and with the participation of other key members of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of July 31, 2010. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an unqualified attestation report on the effectiveness of our internal controls over financial reporting as of July 31, 2010.

BURTON M. TANSKY

President and Chief Executive Officer

JAMES E. SKINNER

Executive Vice President and Chief Financial Officer

T. DALE STAPLETON

Vice President and Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Neiman Marcus, Inc.

We have audited the accompanying consolidated balance sheets of Neiman Marcus, Inc. as of July 31, 2010 and August 1, 2009, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three years in the period ended July 31, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neiman Marcus, Inc. at July 31, 2010 and August 1, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Neiman Marcus, Inc.’s internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 1, 2010 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Dallas, Texas

October 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Neiman Marcus, Inc.

We have audited Neiman Marcus, Inc.’s internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Neiman Marcus, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Neiman Marcus, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Neiman Marcus, Inc. as of July 31, 2010 and August 1, 2009, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three years in the period ended July 31, 2010 of Neiman Marcus, Inc. and our report dated October 1, 2010 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Dallas, Texas

October 1, 2010

NEIMAN MARCUS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)	July 31, 2010	August 1, 2009

ASSETS
Current assets:
Cash and cash equivalents	$421,007	$323,425
Merchandise inventories	790,516	766,832
Deferred income taxes	30,755	19,136
Other current assets	117,844	125,060
Total current assets	1,360,122	1,234,453
Property and equipment, net	905,826	992,715
Customer lists, net	314,389	368,660
Favorable lease commitments, net	393,686	411,564
Tradenames	1,234,180	1,235,290
Goodwill	1,263,433	1,263,433
Other assets	60,646	87,837
Total assets	$5,532,282	$5,593,952
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$270,778	$233,990
Accrued liabilities	361,456	315,812
Other current liabilities	30,309	26,617
Total current liabilities	662,543	576,419
Long-term liabilities:
Long-term debt	2,879,672	2,954,221
Deferred real estate credits	96,093	96,420
Deferred income taxes	668,647	697,810
Other long-term liabilities	299,954	350,247
Total long-term liabilities	3,944,366	4,098,698

Common stock (par value $0.01 per share, 5,000,000 shares authorized and 1,013,082 shares issued and outstanding at July 31, 2010 and August 1, 2009)	10	10
Additional paid-in capital	1,434,321	1,424,258
Accumulated other comprehensive loss	(106,274)	(104,587)
Accumulated deficit	(402,684)	(400,846)
Total shareholders’ equity	925,373	918,835
Total liabilities and shareholders’ equity	$5,532,282	$5,593,952

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal year ended
(in thousands)	July 31, 2010	August 1, 2009	August 2, 2008

Revenues	$3,692,768	$3,643,346	$4,600,536
Cost of goods sold including buying and occupancy costs (excluding depreciation)	2,419,545	2,536,764	2,934,968
Selling, general and administrative expenses (excluding depreciation)	885,406	882,737	1,045,447
Income from credit card program, net	(59,076)	(49,966)	(65,727)
Depreciation expense	141,839	150,759	148,411
Amortization of intangible assets	55,381	54,826	54,314
Amortization of favorable lease commitments	17,878	17,877	17,878
Impairment charges	—	703,266	31,261
Other income	—	—	(32,450)
Operating earnings (loss)	231,795	(652,917)	466,434
Interest expense, net	237,108	235,574	239,805
(Loss) earnings before income taxes	(5,313)	(888,491)	226,629
Income tax (benefit) expense	(3,475)	(220,445)	83,816
Net (loss) earnings	$(1,838)	$(668,046)	$142,813

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended
(in thousands)	July 31, 2010	August 1, 2009	August 2, 2008

CASH FLOWS—OPERATING ACTIVITIES
Net (loss) earnings	$(1,838)	$(668,046)	$142,813
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expense	233,795	240,645	234,820
Impairment charges	—	703,266	31,261
Paid-in-kind interest	14,362	38,082	—
Deferred income taxes	(39,643)	(153,888)	(44,627)
Gain on curtailment of defined benefit retirement obligations	—	—	(32,450)
Other—primarily costs related to defined benefit pension and other long-term benefit plans	7,160	10,185	21,997
	213,836	170,244	353,814
Changes in operating assets and liabilities:
Merchandise inventories	(23,684)	224,779	(58,170)
Other current assets	7,216	(9,924)	(19,881)
Other assets	8,518	(7,684)	3,118
Accounts payable and accrued liabilities	86,221	(169,270)	(12,250)
Deferred real estate credits	5,931	17,668	33,694
Funding of defined benefit pension plan	(30,000)	(15,000)	(15,000)
Net cash provided by operating activities	268,038	210,813	285,325
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	(58,693)	(101,525)	(183,452)
Purchases of short-term investments	—	—	(10,000)
Sales of short-term investments	—	—	10,000
Net cash used for investing activities	(58,693)	(101,525)	(183,452)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	(146)	(1,611)	(3,900)
Debt issuance costs paid	—	(23,432)	—
Repayment of borrowings under senior term loan facility	(111,617)	—	—
Net cash used for financing activities	(111,763)	(25,043)	(3,900)
CASH AND CASH EQUIVALENTS
Increase during the year	97,582	84,245	97,973
Beginning balance	323,425	239,180	141,207
Ending balance	$421,007	$323,425	$239,180

Supplemental Schedule of Cash Flow Information:
Cash paid (received) during the year for:
Interest	$200,676	$188,587	$233,055
Income taxes	$15,930	$(29,639)	$145,811
Non-cash activities:
Adjustments to goodwill related to pre-acquisition tax contingencies	$—	$(18,049)	$6,051

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (deficit)	Total shareholders’ equity
BALANCE AT JULY 28, 2007	$10	$1,412,386	$21,229	$124,387	$1,558,012
Stock based compensation expense	—	6,087	—	—	6,087
Comprehensive income:
Net earnings	—	—	—	142,813	142,813
Adjustments for fluctuations in fair market value of financial instruments, net of tax of ($16,355)	—	—	(25,159)	—	(25,159)
Reclassification to earnings, net of tax of ($214)	—	—	(329)	—	(329)
Change in unfunded benefit obligations, net of tax of ($3,239)	—	—	(5,063)	—	(5,063)
Other	—	—	158	—	158
Total comprehensive income					112,420
BALANCE AT AUGUST 2, 2008	10	1,418,473	(9,164)	267,200	1,676,519
Stock based compensation expense	—	5,785	—	—	5,785
Comprehensive loss:
Net loss	—	—	—	(668,046)	(668,046)
Adjustments for fluctuations in fair market value of financial instruments, net of tax of ($19,229)	—	—	(29,575)	—	(29,575)
Reclassification to earnings, net of tax of $10,287	—	—	15,822	—	15,822
Change in unfunded benefit obligations, net of tax of ($52,865)	—	—	(81,313)	—	(81,313)
Other	—	—	(357)	—	(357)
Total comprehensive loss					(763,469)
BALANCE AT AUGUST 1, 2009	10	1,424,258	(104,587)	(400,846)	918,835
Stock based compensation expense	—	10,063	—	—	10,063
Comprehensive loss:
Net loss	—	—	—	(1,838)	(1,838)
Adjustments for fluctuations in fair market value of financial instruments, net of tax of ($6,074)	—	—	(9,343)	—	(9,343)
Reclassification to earnings, net of tax of $17,925	—	—	27,570	—	27,570
Change in unfunded benefit obligations, net of tax of ($12,992)	—	—	(19,982)	—	(19,982)
Other	—	—	68	—	68
Total comprehensive loss					(3,525)
BALANCE AT JULY 31, 2010	$10	$1,434,321	$(106,274)	$(402,684)	$925,373

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

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which resulted in an extra week in fiscal year 2008 (the fifty-third week). All references to fiscal year 2010 relate to the fifty-two weeks ended July 31, 2010, all references to fiscal year 2009 relate to the fifty-two weeks ended August 1, 2009 and all references to fiscal year 2008 relate to the fifty-three weeks ended August 2, 2008.

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

Cash and Cash Equivalents.  Cash and cash equivalents primarily consist of cash on hand in our stores, deposits with banks and overnight investments with banks and financial institutions. Cash equivalents are stated at cost, which approximates fair value. Our cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable includes outstanding checks not yet presented for payment of $35.8 million at July 31, 2010 and $30.0 million at August 1, 2009.

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

The areas requiring significant management judgment related to the valuation of our inventories include 1) setting the original retail value for the merchandise held for sale, 2) recognizing merchandise for which the customer’s perception of value has declined and appropriately marking the retail value of the merchandise down to the perceived value and 3) estimating the shrinkage that has occurred between physical inventory counts. These judgments and estimates, coupled with the averaging processes within the retail method can, under certain circumstances, produce varying financial results. Factors that can lead to different financial results include 1) determination of original retail values for merchandise held for sale, 2) identification of declines in perceived value of inventories and processing the appropriate retail value markdowns and 3) overly optimistic or conservative estimation of shrinkage. In prior years, we have made no material changes to our estimates of shrinkage or markdown requirements on inventories held as of the end of our fiscal years.  We do not believe that the assumptions used in these estimates at July 31, 2010 will change significantly based upon our prior experience or that changes in these estimates, if any, will have a material effect on our future operating performance.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise. These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold. The amounts of vendor allowances we receive fluctuate based on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during fiscal years 2010, 2009 or 2008. We received vendor allowances of $81.2 million, or 2.2% of revenues, in fiscal year 2010, $107.7 million, or 3.0% of revenues, in fiscal year 2009 and $109.6 million, or 2.4% of revenues, in fiscal year 2008.

We obtain certain merchandise, primarily precious jewelry, on a consignment basis in order to expand our product assortment. Consignment merchandise held by us with a cost basis of $256.2 million at July 31, 2010 and $283.0 million at August 1, 2009 is not reflected in our consolidated balance sheets.

Cost of goods sold also includes delivery charges we pay to third-party carriers and other costs related to the fulfillment of customer orders not delivered at the point-of-sale.

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

We assess the recoverability of the carrying values of our store assets, consisting of property and equipment, customer lists and favorable lease commitments, annually and upon the occurrence of certain events. The recoverability assessment requires judgment and estimates of future store generated cash flows. The underlying estimates of cash flows include estimates for future revenues, gross margin rates and store expenses. We base these estimates upon the stores’ past and expected future performance. New stores may require two to five years to develop a customer base necessary to generate the cash flows of our more mature stores. To the extent our estimates for revenue growth and gross margin improvement are not realized, future annual assessments could result in impairment charges.

Intangible Assets Subject to Amortization.  Customer lists and amortizable tradenames are amortized using the straight-line method over their estimated useful lives, ranging from 4 to 24 years (weighted average life of 13 years).  Favorable lease commitments are amortized straight-line over the remaining lives of the leases, ranging from 6 to 49 years (weighted average life of 33 years).  Total estimated amortization of all acquisition-related intangible assets for the next five fiscal years is currently estimated as follows (in thousands):

2011	$62,548
2012	50,123
2013	47,436
2014	46,881
2015	46,881

Indefinite-Lived Intangible Assets and Goodwill.  Indefinite-lived intangible assets, such as tradenames and goodwill, are not subject to amortization. Rather, we assess the recoverability of indefinite-lived intangible assets and goodwill in the fourth quarter of each fiscal year and upon the occurrence of certain events.

The recoverability assessment with respect to each of the tradenames used in our operations requires us to estimate the fair value of the tradename as of the assessment date.  Such determination is made using discounted cash flow techniques (Level 3).  Inputs to the valuation model include:

•                  future revenue and profitability projections associated with the tradename;

•                  estimated market royalty rates that could be derived from the licensing of our tradenames to third parties in order to establish the cash flows accruing to the benefit of the Company as a result of our ownership of our tradenames; and

•                  rates, based on our estimated weighted average cost of capital, used to discount the estimated royalty cash flow projections to their present value (or estimated fair value).

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

The assessment of the recoverability of the goodwill associated with our Neiman Marcus stores, Bergdorf Goodman stores and Direct Marketing reporting units involves a two-step process.  The first step requires the comparison of the estimated enterprise fair value of each of our reporting units to its recorded carrying value.  We estimate the enterprise fair value based on discounted cash flow techniques (Level 3).  Inputs to the valuation model include:

•                  estimated future cash flows;

•                  growth assumptions for future revenues as well as future gross margin rates, expense rates and other estimates; and

•                  rates, based on our estimated weighted average cost of capital, used to discount our estimated future cash flow projections to their present value (or estimated fair value).

The projected sales, gross margin and expense rate and capital expenditures assumptions are based on our annual business plan or other forecasted results.  Discount rates reflect market-based estimates of the risks associated with the projected cash flows directly resulting from the use of those assets in our operations.  The estimates of the enterprise fair values of our reporting units are based on the best information available as of the date of the assessment.

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

As more fully described in Note 9, we recorded significant impairment charges in fiscal year 2009 to writedown our tradenames and goodwill to estimated fair value.

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

We receive allowances from developers related to the construction of our stores. We record these allowances as deferred real estate credits, which we recognize as a reduction of rent expense on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased asset. We received construction allowances aggregating $14.4 million in fiscal year 2010, $10.0 million in fiscal year 2009 and $36.8 million in fiscal year 2008.

Benefit Plans.  We sponsor a noncontributory defined benefit pension plan (Pension Plan), an unfunded supplemental executive retirement plan (SERP Plan) which provides certain employees additional pension benefits and a post retirement plan providing eligible employees limited postretirement health care benefits (Postretirement Plan). In calculating our obligations and related expense, we make various assumptions and estimates, after consulting with outside actuaries and advisors. The annual determination of expense involves calculating the estimated total benefits ultimately payable to plan participants. We use the projected unit credit method in recognizing pension liabilities. The Pension and SERP Plans are valued annually as of the end of each fiscal year. In the third quarter of fiscal year 2010, we froze benefits offered to all remaining employees under our Pension Plan and SERP Plan.

Significant assumptions related to the calculation of our obligations include the discount rate used to calculate the present value of benefit obligations to be paid in the future, the expected long-term rate of return on assets held by the Pension Plan and the health care cost trend rate for the Postretirement Plan, as more fully described in Note 13. We review these assumptions annually based upon currently available information, including information provided by our actuaries.

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

Revenues are reduced when customers return goods previously purchased. We maintain reserves for anticipated sales returns primarily based on our historical trends related to returns by our retail and direct marketing customers. Our reserves for anticipated sales returns aggregated $25.2 million at July 31, 2010 and $22.9 million at August 1, 2009. As the vast majority of merchandise returns are made in less than 30 days after the sales transaction, we believe the risk that differences between our estimated and actual returns will have a material impact on our consolidated financial statements is minimal.

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

We receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendors’ merchandise. These allowances are netted against the related compensation expense that we incur. Amounts received from vendors related to compensation programs were $61.1 million in fiscal year 2010, $65.8 million in fiscal year 2009 and $71.6 million in fiscal year 2008.

We incur costs to advertise and promote the merchandise assortment offered by both Specialty Retail stores and Direct Marketing. Advertising costs incurred by our Specialty Retail stores consist primarily of print media costs related to promotional materials mailed to our customers. These costs are expensed at the time of mailing to the customer. Advertising costs incurred by Direct Marketing relate to the production, printing and distribution of our print catalogs and the production of the photographic content on our websites. We amortize the costs of print catalogs during the periods we expect to generate revenues from such catalogs, generally three to six months. We expense the costs incurred to produce the photographic content on our websites, as well as website design and web marketing costs, as incurred.

Deferred catalog costs included in other current assets in the consolidated balance sheets were $4.1 million as of July 31, 2010 and $4.0 million as of August 1, 2009.  Net advertising expenses were $77.4 million in fiscal year 2010, $81.1 million in fiscal year 2009 and $102.8 million in fiscal year 2008.

Consistent with industry practice, we receive advertising allowances from certain of our merchandise vendors. Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media. Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned. Advertising allowances aggregated approximately $46.2 million in fiscal year 2010, $65.7 million in fiscal year 2009 and $75.7 million in fiscal year 2008.

Preopening expenses primarily consist of payroll and related media costs incurred in connection with store openings and major renovations and are expensed when incurred.  We incurred preopening expenses of $2.7 million in fiscal year 2010, $5.1 million in fiscal year 2009 and $7.7 million in fiscal year 2008.

Income from credit card program, net.  Pursuant to a long-term marketing and servicing alliance with HSBC, HSBC offers credit card and non-card payment plans bearing our brands and we receive 1) ongoing payments from HSBC based on net credit card sales and 2) compensation for marketing and servicing activities (HSBC Program Income). The HSBC Program Income is subject to adjustments, both increases and decreases, based upon the overall profitability and performance of the credit card portfolio. We recognize HSBC Program Income when earned.  In the future, the HSBC Program Income may be:

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

•                  decreased based upon the level of future services we provide to HSBC; and

•                  increased or decreased based upon the overall profitability and performance of the credit card portfolio.

Our original program agreement with HSBC was scheduled to expire in July 2010. We have subsequently entered into an agreement with HSBC to extend the program to July 2015 (renewable thereafter for three-year terms). We refer to the agreement with HSBC, including as extended, as the Program Agreement.

Gift Cards.  We sell gift cards at our Specialty Retail stores and through our Direct Marketing operation. Unredeemed gift cards aggregated $32.0 million at July 31, 2010 and $30.4 million at August 1, 2009. The gift cards sold to our customers have no stated expiration dates and, in some cases, are subject to actual and/or potential escheatment rights in various of the jurisdictions in which we operate.

Gift card breakage recognized during fiscal years 2010 and 2009 was not significant.  We do not believe gift card breakage will have a material impact on our future operations.

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

At July 31, 2010 and August 1, 2009, the fair values of cash and cash equivalents, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments.  See Notes 7, 8 and 13 to the consolidated financial statements for the estimated fair values of our long-term debt, derivative financial instruments and Pension Plan investments.

Recent Accounting Pronouncements.  In December 2007, the FASB issued guidance that addresses the recognition and accounting for identifiable assets acquired, liabilities assumed and non-controlling interests in business combinations.  In addition, this guidance changes the accounting treatment for certain acquisition-related items, including requirements to expense acquisition-related costs as incurred, expense restructuring costs associated with an acquired business and recognize post-acquisition changes in tax uncertainties associated with a business combination as a component of tax expense.  These rules are to be applied prospectively to business combinations for which the acquisition date is on or after December 15, 2008.  Generally, the effect of this guidance will depend on future acquisitions.  However, the accounting for the resolution of any tax uncertainties remaining as of July 31, 2010 related to the Acquisition will be subject to the provisions of this guidance.  As to the future resolution of these tax uncertainties, we do not believe these requirements will have a material impact on our future financial statements.

In February 2008, the FASB issued guidance that currently requires disclosure related to the fair values of nonfinancial assets, such as intangible assets and goodwill, and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  We adopted this guidance during the first quarter of fiscal year 2010.  However, the adoption of this guidance does not currently result in additional required disclosures in our consolidated financial statements for fiscal year 2010.

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

In December 2008 and January 2010, the FASB issued guidance related to improving disclosures about fair value measurements.  This guidance requires reporting entities to make new disclosures about recurring and nonrecurring fair value measurements with respect to assets held by pension plans, as well as other assets and liabilities.  Such disclosure requirements include disclosures related to significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements.  We adopted this guidance in the preparation of our consolidated financial statements for the fiscal year ending July 31, 2010 and expanded our disclosures regarding plan assets, the basis of determination of the fair value of these assets and provided additional information regarding activity related to our Level 3 investments.

NOTE 2.  TRANSACTIONS WITH SPONSORS

Pursuant to a management services agreement with affiliates of the Sponsors, and in exchange for ongoing consulting and management advisory services that are provided to us by the Sponsors and their affiliates, affiliates of the Sponsors receive an aggregate annual management fee equal to the lesser of (i) 0.25% of our consolidated annual revenues or (ii) $10 million.  Affiliates of the Sponsors also receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with services provided pursuant to the agreement.  These management fees are payable quarterly in arrears.  We recorded management fees of $9.2 million during fiscal year 2010, $9.1 million during fiscal year 2009 and $10.0 million during fiscal year 2008, which are included in selling, general and administrative expenses in the consolidated statements of operations.

The management services agreement also provides that affiliates of the Sponsors may receive future fees in connection with certain future financing and acquisition or disposition transactions.  The management services agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

NOTE 3.  INCOME FROM CREDIT CARD PROGRAM, NET

We have a marketing and servicing alliance with HSBC Bank Nevada, N.A. and HSBC Private Label Corporation (collectively referred to as HSBC).  Pursuant to the agreement with HSBC, HSBC offers proprietary credit card accounts to our customers under both the “Neiman Marcus” and “Bergdorf Goodman” brand names.  Our original program agreement with HSBC was scheduled to expire in July 2010.  We have subsequently entered into an agreement with HSBC to extend the program to July 2015 (renewable thereafter for three-year terms).  We refer to the agreement with HSBC, including as extended, as the Program Agreement.

Under the terms of the Program Agreement, HSBC offers credit cards and non-card payment plans and bears substantially all credit risk with respect to sales transacted on the cards bearing our brands.  We receive payments from HSBC based on sales transacted on our proprietary credit cards.  Such payments are subject to revisions, both increases and decreases, based upon the overall profitability and performance of the proprietary credit card portfolio.  In addition, we receive payments from HSBC for marketing and servicing activities as we continue to handle key customer service functions, primarily customer inquiries and collections, for HSBC.  Our estimated net receivable from HSBC at July 31, 2010 was $5.8 million while our estimated net liability to HSBC aggregated $3.5 million as of August 1, 2009.

NOTE 4.  PROPERTY AND EQUIPMENT, NET

The significant components of our property and equipment, net are as follows:

(in thousands)	July 31, 2010	August 1, 2009
Land, buildings and improvements	$898,625	$868,026
Fixtures and equipment	672,808	617,303
Construction in progress	19,451	48,632
	1,590,884	1,533,961
Less accumulated depreciation and amortization	685,058	541,246
Property and equipment, net	$905,826	$992,715

NOTE 5.  GOODWILL AND INTANGIBLE ASSETS, NET

The significant components of our intangible assets and goodwill, by our reportable operating segments, are as follows:

(in thousands)	Customer lists	Favorable lease commitments	Tradenames	Goodwill

Specialty Retail
Balance at August 2, 2008	$378,516	$429,441	$1,406,030	$1,305,058
Amortization	(39,499)	(17,877)
Adjustments related to pre-acquisition tax contingencies				(15,687)
Writedown of tradenames			(311,835)
Writedown of goodwill				(329,709)
Balance at August 1, 2009	$339,017	$411,564	$1,094,195	$959,662
Amortization	(39,499)	(17,878)
Balance at July 31, 2010	$299,518	$393,686	$1,094,195	$959,662

Direct Marketing
Balance at August 2, 2008	$44,415	$—	$173,024	$306,133
Amortization	(14,772)	—	(555)
Adjustments related to pre-acquisition tax contingencies				(2,362)
Writedown of tradenames			(31,374)
Balance at August 1, 2009	$29,643	$—	$141,095	$303,771
Amortization	(14,772)	—	(1,110)
Balance at July 31, 2010	$14,871	$—	$139,985	$303,771

Total at July 31, 2010	$314,389	$393,686	$1,234,180	$1,263,433

Total accumulated amortization at July 31, 2010	$262,101	$86,294	$1,665

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

As more fully described in Note 9, we recorded significant impairment charges in fiscal year 2009 to writedown our tradenames and goodwill to estimated fair value.

NOTE 6.  ACCRUED LIABILITIES

The significant components of accrued liabilities are as follows:

(in thousands)	July 31, 2010	August 1, 2009

Accrued salaries and related liabilities	$68,845	$42,213
Amounts due customers	83,942	82,055
Self-insurance reserves	36,041	35,510
Interest payable	32,081	28,933
Sales returns reserves	25,167	22,874
Sales taxes	21,408	18,323
Loyalty program liability	16,913	16,927
Other	77,059	68,977
Total	$361,456	$315,812

NOTE 7.  LONG-TERM DEBT

The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	July 31, 2010	August 1, 2009

Senior Secured Term Loan Facility	variable	$1,513,383	$1,625,000
2028 Debentures	7.125%	121,492	121,297
Senior Notes	9.0%/9.75%	752,445	734,541
Senior Subordinated Notes	10.375%	500,000	500,000
Total debt		2,887,320	2,980,838
Less: current portion of Senior Secured Term Loan Facility		(7,648)	(26,617)
Long-term debt		$2,879,672	$2,954,221

Senior Secured Asset-Based Revolving Credit Facility.  NMG has an asset-based revolving credit facility with a committed borrowing capacity of $600.0 million that matures on January 15, 2013.  The facility also provides an uncommitted accordion feature that allows NMG to request the lenders to provide additional capacity in either the form of increased revolving commitments or incremental term loans, subject to a potential total maximum facility of $800 million.

Availability under the Asset-Based Revolving Credit Facility is subject to a borrowing base.  The Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice.  The borrowing base for the Asset-Based Revolving Credit Facility is equal to at any time the sum of (a) the lesser of (i) 80% of eligible inventory (valued at the lower of cost or market value) and (ii) 85% of the net orderly liquidation value of eligible inventory, and (b) 85% of the amounts owed by credit card processors in respect of eligible credit card accounts constituting proceeds arising from the sale or disposition of inventory, less certain reserves.  Through April 30, 2011, NMG is required to maintain excess availability under the terms of the Asset-Based Revolving Credit Facility of at least the greater of (a) 10% of the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base and (b) $50 million.  After April 30, 2011, if at any time, excess availability is less than the greater of (a) 15% of the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base and (b) $60 million, NMG will be required to maintain a pro forma ratio of consolidated EBITDA to consolidated Fixed Charges (as such terms are defined in the credit agreement) of at least 1.1 to 1.0.  On July 31, 2010, NMG had no borrowings outstanding under this facility, $31.1 million of outstanding letters of credit and $508.9 million of unused borrowing availability.

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

All obligations under the Asset-Based Revolving Credit Facility are guaranteed by the Company and certain of NMG’s existing and future domestic subsidiaries.  As of July 31, 2010, there were no assets or liabilities held by non-guarantor subsidiaries.  All obligations under NMG’s Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of the Company, NMG and the subsidiaries that have guaranteed the Asset-Based Revolving Credit Facility (subsidiary guarantors), including:

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

The Asset-Based Revolving Credit Facility contains covenants, including covenants limiting dividends and other restricted payments; investments, loans, advances and acquisitions; and prepayments or redemptions of other indebtedness.  These covenants permit the restricted actions in an unlimited amount, subject to the satisfaction of certain payment conditions, principally that NMG must have pro forma excess availability under the Asset-Based Revolving Credit Facility equal to at least 25% of the lesser of (a) the revolving commitments under the facility and (b) the borrowing base, NMG delivering projections demonstrating that projected excess availability for the next twelve months will be equal to such thresholds and that NMG have a pro forma ratio of consolidated EBITDA to consolidated Fixed Charges (as such terms are defined in the credit agreement) of at least 1.2 to 1.0 (or 1.1 to 1.0 for prepayments or redemptions of other indebtedness).  The Asset-Based Revolving Credit Facility also contains customary affirmative covenants and events of default, including a cross-default provision in respect of any other indebtedness that has an aggregate principal amount exceeding $50 million.

Senior Secured Term Loan Facility.  In October 2005, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility.  At July 31, 2010, the outstanding balance under the Senior Secured Term Loan Facility was $1,513.4 million (including $7.6 million of borrowings classified as current liabilities).  The principal amount of the loans outstanding is due and payable in full on April 6, 2013.

At July 31, 2010, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 2.47% at July 31, 2010.  The applicable margin is subject to adjustment based on contractually defined debt coverage ratios.

At July 31, 2010, the applicable margin with respect to base rate borrowings was 1.00% and the applicable margin with respect to LIBOR borrowings was 2.00%.

The credit agreement governing the Senior Secured Term Loan Facility requires NMG to prepay outstanding term loans with 50% (which percentage will be reduced to 25% if NMG’s total leverage ratio is less than a specified ratio and will be reduced to 0% if NMG’s total leverage ratio is less than a specified ratio) of its annual excess cash flow (as defined in the credit agreement).  For fiscal year 2010, NMG was required to prepay $92.6 million of outstanding term loans pursuant to the annual excess cash flow requirements.  Of such amount, NMG paid $85.0 million in the fourth quarter of fiscal year 2010 and will make the remaining $7.6 million payment in the first quarter of fiscal year 2011.  For fiscal year 2009, NMG was required to prepay $26.6 million of outstanding term loans in the first quarter of fiscal year 2010 pursuant to the annual excess cash flow requirements.  If a change of control (as defined in the credit agreement) occurs, NMG will be required to offer to prepay all outstanding term loans, at a prepayment price equal to 101% of the principal amount to be prepaid, plus accrued and unpaid interest to the date of prepayment.  NMG also must offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the proceeds of certain asset sales under certain circumstances.

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

The fair value of the Senior Secured Term Loan Facility was approximately $1,426.4 million at July 31, 2010 and $1,332.5 million at August 1, 2009 based on prevailing market rates at this time.

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

The fair value of the 2028 Debentures was approximately $114.1 million at July 31, 2010 and $95.6 million at August 1, 2009 based on quoted market prices.

Senior Notes.  NMG has $752.4 million aggregate principal amount of 9.0% / 9.75% Senior Notes under a senior indenture (Senior Indenture).  NMG’s Senior Notes mature on October 15, 2015.

Interest on the Senior Notes is payable quarterly in arrears on each January 15, April 15, July 15 and October 15.  For any interest payment period through October 15, 2010, NMG may, at its option, elect to pay interest on the Senior Notes entirely in cash (Cash Interest) or entirely by increasing the principal amount of the outstanding Senior Notes by issuing additional Senior Notes (PIK Interest).  Cash Interest on the Senior Notes accrues at the rate of 9% per annum.  PIK Interest on the Senior Notes accrues at the rate of 9.75% per annum.  We negotiated for the right to include the PIK feature in our Senior Notes because of our belief that this feature could be a useful tool to enhance liquidity under appropriate circumstances.  In the second quarter of fiscal year 2009, given the dislocation in the financial markets and the uncertainty as to when reasonable conditions would return, we believed that it was appropriate to utilize this feature, even though we had available borrowing capacity under our $600.0 million revolving credit facility.  Accordingly, we elected to pay PIK Interest for the three quarterly interest periods ending October 14, 2009 and to make such interest payments with the issuance of additional Senior Notes at the PIK Interest rate of 9.75% instead of paying interest in cash.  As a result, the original principal amount of Senior Notes of $700.0 million increased by $17.1 million in April 2009, $17.4 million in July 2009 and $17.9 million in October 2009.  We have elected to pay cash interest since the first quarter of fiscal year 2010.  After October 15, 2010, we are required to make all interest payments on the Senior Notes entirely in cash.

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

The fair value of NMG’s Senior Notes was approximately $767.5 million at July 31, 2010 and $539.9 million at August 1, 2009 based on quoted market prices.

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

The fair value of NMG’s Senior Subordinated Notes was approximately $517.5 million at July 31, 2010 and $355.0 million at August 1, 2009 based on quoted market prices.

Maturities of Long-Term Debt.  At July 31, 2010, annual maturities of long-term debt during the next five fiscal years and thereafter are as follows (in millions):

2011	$7.6
2012	—
2013	1,505.8
2014	—
2015	—
Thereafter	1,373.9

The above table does not reflect either future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility or additional principal amounts under the Senior Notes that could be outstanding as a result of any future PIK interest election that we may make through October 15, 2010.

Interest expense.  The significant components of interest expense are as follows:

	Fiscal year ended
(in thousands)	July 31, 2010	August 1, 2009	August 2, 2008

Senior Secured Term Loan Facility	$83,468	$90,952	$106,504
2028 Debentures	8,886	8,906	8,903
Senior Notes	68,315	66,356	63,000
Senior Subordinated Notes	51,732	52,028	51,875
Amortization of debt issue costs	18,697	17,185	14,217
Other, net	6,296	1,140	(1,658)
Capitalized interest	(286)	(993)	(3,036)
Interest expense, net	$237,108	$235,574	$239,805

NOTE 8.  DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps.  In connection with the Acquisition, we obtained $2,575.0 million of floating rate debt agreements, of which $2,125.0 million was outstanding at the Acquisition date and $1,513.4 million (including $7.6 million of borrowings classified as current liabilities) is outstanding at July 31, 2010.  Effective December 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  These swap agreements hedge a portion of our contractual floating rate interest commitments through the expiration of the agreements in December 2010.  As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.963% to 6.983% per quarter through December 2010 and result in an average fixed rate of 6.973%.  The interest rate swaps expire in December 2010.

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

In addition, we realize a gain or loss on our interest rate swap agreements in connection with each required interest payment on our floating rate indebtedness.  These realized gains or losses are reclassified from accumulated other comprehensive loss to interest expense.  The realized gains and losses effectively adjust the contractual interest requirements pursuant to the terms of our floating rate indebtedness to the interest requirements at the fixed rates established in the interest rate swaps agreements.  The cash flows from our interest rate swaps are recorded in operating activities in the consolidated statements of cash flows.

Interest Rate Caps.  Effective January 2010, NMG entered into interest rate cap agreements for an aggregate notional amount of $500.0 million in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness once the interest rate swap expires on December 2010.  The interest rate cap agreements commence in December 2010 and expire in December 2012.  Pursuant to the interest rate cap agreements, NMG has capped LIBOR at 2.50% through December 2012 with respect to the $500.0 million notional amount of such agreements.  In the event LIBOR is less than 2.50%, NMG will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than 2.50%, NMG will pay interest at the capped rate of 2.50%.

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

Fair Value.  The fair values of the interest rate swaps and interest rate caps are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (Level 2).  A summary of the recorded assets (liabilities) with respect to our derivative financial instruments included in our consolidated balance sheets is as follows:

(in thousands)	July 31, 2010	August 1, 2009

Interest rate caps (included in other long-term assets)	$1,040	$—

Interest rate swaps (included in other current liabilities)	$(22,661)	$—

Interest rate swaps (included in other long-term liabilities)	$—	$(57,750)

Accumulated other comprehensive loss, net of taxes	$17,281	$35,508

A summary of the recorded amounts related to our interest rate swaps reflected in our consolidated statements of operations are as follows:

	Fiscal year ended
(in thousands)	July 31, 2010	August 1, 2009	August 2, 2008

Realized hedging losses – included in interest expense, net	$45,663	$29,212	$3,841

Ineffective hedging losses – included in interest expense, net	$854	$669	$479

The amount of losses recorded in other comprehensive loss at July 31, 2010 that is expected to be reclassified into interest expense in the next twelve months, if interest rates remain unchanged, is approximately $22.7 million.

NOTE 9.  IMPAIRMENT OF LONG-LIVED ASSETS

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

NOTE 10.  OTHER INCOME

In the first quarter of fiscal year 2008, we recorded a pension curtailment gain of $32.5 million, or 0.7% of revenues, as a result of our decision to freeze certain Pension and SERP benefits as of December 31, 2007.

NOTE 11.  STOCK-BASED COMPENSATION

The Company has approved equity-based management arrangements, which authorize equity awards to be granted to certain management employees for up to 87,992 shares of the common stock of the Company.  Options generally vest over four to five years and expire six to eight years from the date of grant.

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

Stock Option Modification.  In the second quarter of fiscal year 2010, the Compensation Committee approved 1) a tender offer for outstanding Accreting Options to purchase 26,614 shares (Eligible Options), 2) the extension of the option term with respect to Fixed Price Options for 25,236 shares to October 6, 2017 and 3) the modification of additional Fixed Price Options to purchase 1,378 shares.  In the third quarter of fiscal year 2010, the Compensation Committee approved 1) the modification of Accreting Options to purchase 8,502 shares and 2) the extension of the option term with respect to Fixed Price Options for 7,269 shares to October 6, 2015.  The stock option modifications effected in both the second and third quarters of fiscal year 2010 are collectively referred to as the Modification Transactions.  The Modification Transactions were taken in response to declines in capital markets and general economic conditions that resulted in the exercise prices for the prior options being in excess of the estimated fair value of our common stock.

In connection with the modifications of the Accreting Options, option holders were allowed to tender their Eligible Options for new options at an exchange rate of 1.5 Eligible Options to 1.0 new option.  The new options issued 1) have an initial exercise price of $1,000 per share, which exercise price will escalate at a 10% compound rate per year through the fourth anniversary of the grant date, 2) vest over four years and 3) generally expire eight years after the grant date.  The tender offer was completed in December 2009 with the tender of all Eligible Options and the issuance of 17,743 new options.  The modification completed in April 2010 resulted in the tender of Eligible Options for the purchase of 8,502 shares and the issuance of 5,668 new options.

In connection with the Modification Transactions, we incurred additional compensation charges aggregating $5.1 million during fiscal year 2010 to recognize the excess of the post-modification fair value of vested options over the pre-modification fair value of such options.

Outstanding Stock Options.  A summary of the status of our stock option plan is as follows:

	Fiscal year ended
	July 31, 2010		August 1, 2009		August 2, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of fiscal year	79,399	$1,585	83,147	$1,507	83,634	$1,430
Granted	31,579	1,019	—	—	260	2,684
Exercised	—	—	(855)	1,684	—	—
Cancelled	(36,494)	2,132	—	—	—	—
Forfeited	(3,688)	1,587	(2,893)	1,617	(747)	1,597
Outstanding at end of fiscal year	70,796	$1,147	79,399	$1,585	83,147	$1,507
Options exercisable at end of fiscal year	37,982	$1,237	60,857	$1,542	46,684	$1,415

At July 31, 2010, Accreting Options were outstanding for 26,309 shares and Fixed Price Options were outstanding for 44,487 shares.  The total grant date fair value of stock options that vested during the year was $2.6 million in fiscal year 2010, $5.3 million in fiscal year 2009 and $6.4 million in fiscal year 2008.

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

We use the Black-Scholes option-pricing model to determine the fair value of our options as of the date of grant.  A summary of our fiscal year 2010 grants and the weighted average fair value assumptions is as follows:

	Options Issued in Connection with Modification Transactions		Other Grants
	Fixed Price Options	Accreting Options	Fixed Price Options	Accreting Options
Options Granted	1,378	23,411	3,395	3,395
Exercise Price at July 31, 2010	$1,445	$1,000	$1,000	$1,000
Term in Years	8	8	8	8
Volatility	53.4%	53.8%	53.4%	53.4%
Risk-Free Rate	3.3%	3.1%	3.3%	3.3%
Dividend Yield	—	—	—	—
Fair Value	$465	$439	$541	$462

Expected volatility is based on a combination of NMG’s historical volatility adjusted for our leverage and estimates of implied volatility of our peer group.

We recognize compensation expense for stock options on a straight-line basis over the vesting period.  Excluding the compensation charges recorded in connection with the Modification Transactions, we recognized non-cash stock compensation expense of $5.0 million in fiscal year 2010 and $5.8 million in fiscal year 2009, which is included in selling, general and administrative expenses.  At July 31, 2010, unearned non-cash stock-based compensation that we expect to recognize as expense through fiscal year 2015 aggregates approximately $5.5 million.

NOTE 12.  INCOME TAXES

The significant components of income tax (benefit) expense are as follows:

	Fiscal year ended
(in thousands)	July 31, 2010	August 1, 2009	August 2, 2008

Current:
Federal	$31,596	$(66,168)	$108,467
State	4,572	(389)	19,976
	36,168	(66,557)	128,443
Deferred:
Federal	(35,518)	(132,442)	(37,693)
State	(4,125)	(21,446)	(6,934)
	(39,643)	(153,888)	(44,627)
Income tax (benefit) expense	$(3,475)	$(220,445)	$83,816

A reconciliation of income tax (benefit) expense to the amount calculated based on the federal and state statutory rates is as follows:

	Fiscal year ended
(in thousands)	July 31, 2010	August 1, 2009	August 2, 2008

Income tax (benefit) expense at statutory rate	$(1,860)	$(310,972)	$79,319
State income taxes, net of federal income tax benefit	(1,666)	(23,311)	5,821
Impairment of nondeductible goodwill	—	115,398	—
Tax expense (benefit) related to tax settlements and other changes in tax liabilities	354	(378)	159
Impact of non-taxable income	(245)	(897)	(1,709)
Impact of non-deductible expenses	73	82	226
Other	(131)	(367)	—
Total	$(3,475)	$(220,445)	$83,816
Effective tax rate	65.4%	24.8%	37.0%

In fiscal year 2010, we generated a loss before income taxes of approximately $5.3 million, which resulted in a recorded income tax benefit of approximately $3.5 million and an effective tax rate of 65.4%.  The effective tax rate exceeds the statutory rate primarily due to the relative significance of state taxes, non-taxable income and non-deductible expense to our pretax loss.  For fiscal year 2009, we generated a loss before income taxes of approximately $888.5 million, which resulted in a recorded income tax benefit of approximately $220.5 million and an effective tax rate of 24.8%.  For fiscal year 2009, no income tax benefit exists related to the $329.7 million of goodwill impairment charges recorded.  Excluding the impact of the goodwill impairment charges, our effective income tax rate was 39.5% for fiscal year 2009.

Significant components of our net deferred income tax asset (liability) are as follows:

(in thousands)	July 31, 2010	August 1, 2009

Deferred income tax assets:
Accruals and reserves	$48,106	$39,997
Employee benefits	141,902	124,987
Other	30,401	43,348
Total deferred tax assets	$220,409	$208,332

Deferred income tax liabilities:
Inventory	$(12,094)	$(12,208)
Depreciation and amortization	(76,933)	(76,818)
Intangible assets	(759,124)	(787,987)
Other	(10,150)	(9,993)
Total deferred tax liabilities	(858,301)	(887,006)
Net deferred income tax liability	$(637,892)	$(678,674)

Net deferred income tax asset (liability):
Current	$30,755	$19,136
Non-current	(668,647)	(697,810)
Total	$(637,892)	$(678,674)

The net deferred tax liability of $637.9 million at July 31, 2010 decreased from a $678.7 million net deferred liability at August 1, 2009.  This decrease was comprised primarily of 1) a $28.9 million decrease in deferred tax liabilities related to the amortization of certain intangible assets and 2) a $12.0 million increase in deferred tax assets related to an increase in our pension liability.  We believe it is more likely than not that we will realize the benefits of our recorded deferred tax assets.

At July 31, 2010, the gross amount of unrecognized tax benefits was $6.4 million, all of which would impact our effective tax rate, if recognized.  We classify interest and penalties as a component of income tax (benefit) expense and our liability for accrued interest and penalties was $6.3 million as of July 31, 2010.  A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(in thousands)	July 31, 2010	August 1, 2009
Balance at beginning of fiscal year	$6,605	$21,244
Gross amount of increases for current year tax positions	654	591
Gross amount of decreases for settlements with tax authorities	(406)	(14,263)
Gross amount of decreases for expiration of statutes of limitation	(452)	(967)
Balance at ending of fiscal year	$6,401	$6,605

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  During the fourth quarter of fiscal year 2010, the IRS closed their examination of fiscal year 2007 federal income tax return with no changes or assessments.  We anticipate the IRS will begin an examination of fiscal years 2008 and 2009 sometime in our fiscal year 2011.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2006.

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

We believe our recorded tax liabilities as of July 31, 2010 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our consolidated financial statements.

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

We also maintain defined contribution plans consisting of a 401(k) Plan, a retirement savings plan (RSP) and defined contribution supplemental executive retirement plan (Defined Contribution SERP Plan).  Employees make contributions to the 401(k) Plan and RSP and we match an employee’s contribution up to a maximum of 6% of the employee’s compensation subject to statutory limitations for a potential maximum match of 50% of employee contributions to the 401(k) Plan and 75% of employee contributions to the RSP.  We also sponsor an unfunded key employee deferred compensation plan, which provides certain employees with additional benefits.  Our aggregate expense related to these plans was approximately $19.9 million in fiscal years 2010, $20.0 million in fiscal year 2009 and $19.2 million in fiscal year 2008.

Obligations for our employee benefit plans, included in other long-term liabilities, are as follows:

(in thousands)	July 31, 2010	August 1, 2009

Pension Plan	$161,760	$156,001
SERP Plan	96,406	92,152
Postretirement Plan	17,914	17,920
	276,080	266,073
Less: current portion	(5,574)	(5,069)
Long-term portion of benefit obligations	$270,506	$261,004

As of July 31, 2010, we have $89.0 million (net of taxes of $57.8 million) of adjustments to such obligations recorded as increases to accumulated other comprehensive loss.

Costs of Benefits.  The components of the expenses we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Fiscal year ended
(in thousands)	July 31, 2010	August 1, 2009	August 2, 2008

Pension Plan:
Service cost	$5,687	$6,057	$10,815
Interest cost	25,230	24,361	22,866
Expected return on plan assets	(26,340)	(26,048)	(24,626)
Net amortization of losses	752	—	—
Pension Plan expense	$5,329	$4,370	$9,055

Curtailment gain	$—	$—	$26,113

SERP Plan:
Service cost	$680	$689	$1,254
Interest cost	5,399	5,312	4,960
SERP Plan expense	$6,079	$6,001	$6,214

Curtailment gain	$1,479	$—	$6,337

Postretirement Plan:
Service cost	$72	$92	$124
Interest cost	1,017	1,343	1,356
Net amortization of prior service credit	(686)	—	—
Net amortization of losses	358	282	547
Postretirement Plan expense	$761	$1,717	$2,027

For purposes of determining pension expense, the expected return on plan assets is calculated using the market related value of plan assets.  The market related value of plan assets does not immediately recognize realized gains and losses.  Rather, these effects of realized gains and losses are deferred initially and amortized over three years in the determination of the market related value of plan assets.  At July 31, 2010, the market related value of plan assets exceeded fair value by $20.7 million.

Benefit Obligations.  Our obligations for the Pension Plan, SERP Plan and Postretirement Plan are valued annually as of the end of each fiscal year.  With respect to the Pension Plan and the SERP Plan, our obligations consist of both a projected benefit obligation (PBO) and an accumulated benefit obligation (ABO).  The PBO represents the present value of benefits ultimately payable to plan participants for both past and future services expected to be provided by the plan participants.  The ABO represents the present value of benefits payable to plan participants for only services rendered at the valuation date.

Changes in our obligations pursuant to our Pension Plan, SERP Plan and Postretirement Plan during fiscal years 2010 and 2009 are as follows:

	Pension Plan		SERP Plan		Postretirement Plan
	Fiscal years		Fiscal years		Fiscal years
(in thousands)	2010	2009	2010	2009	2010	2009
Projected benefit obligations:
Beginning of year	$427,995	$354,229	$92,152	$77,566	$17,920	$20,336
Service cost	5,687	6,057	680	689	72	92
Interest cost	25,230	24,361	5,399	5,312	1,017	1,343
Actuarial loss	48,041	55,554	9,206	11,001	23	665
Curtailment	(16,606)	—	(8,426)	—	—	—
Benefits paid, net	(14,121)	(12,206)	(2,605)	(2,416)	(1,118)	(1,525)
Plan amendments	—	—	—	—	—	(2,991)
End of year	$476,226	$427,995	$96,406	$92,152	$17,914	$17,920

Accumulated benefit obligations:
Beginning of year	$407,297	$336,016	$84,254	$68,253
End of year	$476,226	$407,297	$96,406	$84,254

In connection with the actions in the third quarter of fiscal year 2010 to freeze benefits offered under our Pension Plan and SERP Plan, we recognized a gain of $25.0 million. Of the aggregate gain, $23.5 million was recorded as a reduction of accumulated other comprehensive loss and $1.5 million was recorded as a curtailment gain.

A summary of expected benefit payments related to our Pension Plan, SERP Plan and Postretirement Plan is as follows:

(in thousands)	Pension Plan	SERP Plan	Postretirement Plan

Fiscal year 2011	$15,456	$4,719	$855
Fiscal year 2012	17,011	5,032	913
Fiscal year 2013	18,623	5,380	961
Fiscal year 2014	20,237	5,757	988
Fiscal year 2015	21,832	5,946	1,020
Fiscal years 2016-2020	$130,404	$33,167	$5,514

Funding Policy and Status.  Our policy is to fund the Pension Plan at or above the minimum required by law.  In fiscal years 2010 and 2009, we were not required to make contributions to the Pension Plan; however, we made voluntary contributions to our Pension Plan of $30.0 million in fiscal year 2010 and $15.0 million in fiscal year 2009.  As of July 31, 2010, we are not required to make contributions to the Pension Plan for fiscal year 2011.  We will continue to evaluate voluntary contributions to our Pension Plan based upon the unfunded position of the Pension Plan, our available liquidity and other factors.

The funded status of our Pension Plan, SERP Plan and Postretirement Plan is as follows:

	Pension Plan		SERP Plan		Postretirement Plan
	Fiscal years		Fiscal years		Fiscal years
(in thousands)	2010	2009	2010	2009	2010	2009
Projected benefit obligation	$476,226	$427,995	$96,406	$92,152	$17,914	$17,920
Fair value of plan assets	314,466	271,994	—	—	—	—
Accrued obligation	$(161,760)	$(156,001)	$(96,406)	$(92,152)	$(17,914)	$(17,920)

Pension Plan Assets and Investment Valuations. Assets held by our Pension Plan aggregated $314.5 million at July 31, 2010 and $272.0 million at August 1, 2009.  The Pension Plan’s investments are stated at fair value or estimated fair value, as more fully described below.  Purchases and sales of securities are recorded on the trade date.  Interest income is recorded on the accrual basis.  Dividends are recorded on the ex-dividend date.

Assets held by the Pension Plan are invested in accordance with the provisions of our approved investment policy.  The Pension Plan’s strategic asset allocation was structured to reduce volatility through diversification and enhance return to approximate the amounts and timing of the expected benefit payments.  The asset allocation for our Pension Plan at the end of fiscal years 2010 and 2009 and the target allocation for fiscal year 2011, by asset category, are as follows:

	Pension Plan
	Allocation at July 31, 2010	Allocation at July 31, 2009	2011 Target Allocation
Equity securities	74%	68%	75%
Fixed income securities	26%	32%	25%
Total	100%	100%	100%

Changes in the assets held by the Pension Plan in fiscal years 2010 and 2009 are as follows:

	Fiscal years
(in thousands)	2010	2009
Fair value of assets at beginning of year	$271,994	$313,427
Actual return on assets	26,593	(44,227)
Contribution	30,000	15,000
Benefits paid	(14,121)	(12,206)
Fair value of assets at end of year	$314,466	$271,994

Pension Plan investments in common corporate stock, preferred corporate stock, mutual funds, certain U.S. government securities and certain other investments are classified as Level 1 investments within the fair value hierarchy.  Common and preferred corporate stocks and certain U.S. government securities are stated at fair value as determined by quoted market prices.  Investments in mutual funds are valued at fair value based on quoted market prices, which represent the net asset value of the shares held by the Pension Plan at year-end.

Pension Plan investments in corporate debt securities, certain U.S. government securities, common/collective trusts, and certain other investments are classified as Level 2 investments within the fair value hierarchy.  Common/collective trusts are valued at net asset value based on the underlying investments of such trust as determined by the sponsor of the trust.  Other Level 2 investments are valued using updated quotes from market makers or broker-dealers recognized as market participants, information from market sources integrating relative credit information, observed market movements, and sector news, all of which is applied to pricing applications and models.

Pension Plan investments in hedge funds and other limited partnerships are classified as Level 3 investments within the fair value hierarchy.  Hedge funds are valued at estimated fair value based on net asset value as determined by the respective fund manager based on the valuation of the underlying securities.  Limited partnership interests in venture capital investments are valued at estimated fair value based on net asset value as determined by the respective fund investment manager.  The hedge funds and limited partnerships allocate gains, losses, and expenses to the Pension Plan as described in the agreements.

Hedge funds and other limited partnerships are redeemable at net asset value to the extent provided in the documentation governing the investments.  However, these redemption rights may be restricted in accordance with the governing documents.  Redemption of these investments is subject to restrictions including lock-up periods where no redemptions are allowed, restrictions on redemption frequency and advance notice periods for redemptions.  As of July 31, 2010, certain of these investments are generally subject to lock-up periods, ranging from two to seventeen months, certain of these investments are subject to restrictions on redemption frequency, ranging from quarterly to every three years, and certain of these investments are subject to advance notice requirements, ranging from thirty-day notification to ninety-day notification.  At July 31, 2010, the Pension Plan had future unfunded commitments for additional contributions to the limited partnerships of approximately $6.3 million.

Investment securities, in general, are exposed to various risks such as interest rate, credit, and overall market volatility.  Due to the level of risk associated with certain investment securities, it is reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect the amounts reported in the statements of net assets available for benefits.  The valuation methods previously described above may produce a fair value calculation that may not be indicative of net realized value or reflective of future fair values.

The following table sets forth by level, within the fair value hierarchy, the Pension Plan’s assets at fair value as of July 31, 2010.

(in thousands)	Level 1	Level 2	Level 3	Total

Corporate stock (1)	$20,114	$—	$—	$20,114
Corporate debt securities (2):
Financial services	—	9,436	—	9,436
Industrial	—	6,726	—	6,726
Other	—	14,768	—	14,768
Total corporate debt securities	—	30,930	—	30,930
Mutual funds:
Domestic income (1)	42,694	—	—	42,694
Fixed income (2)	40,245	—	—	40,245
Total mutual funds	82,939	—	—	82,939
Common/collective trusts (1)	—	41,802	—	41,802
U.S. government securities (2)	6,481	1,598	—	8,079
Hedge funds/limited partnership interests (1):
Equity-long/short	—	—	58,645	58,645
Absolute return	—	—	45,592	45,592
Equity-foreign/developed markets	—	—	15,846	15,846
Other	—	—	6,945	6,945
Total hedge funds/limited partnership interests	—	—	127,028	127,028
Other (2)	—	3,574	—	3,574
Total investments	$109,534	$77,904	$127,028	$314,466

(1)                                  Equity securities.

(2)                                  Fixed income securities.

The table below sets forth a summary of changes in the fair value of the Pension Plan’s Level 3 investment assets for the year ended July 31, 2010.

(in thousands)
Balance, beginning of year	$108,278
Realized loss	(9,390)
Unrealized gains relating to investments still held at July 31, 2010	12,024
Purchases	22,946
Sales	(6,830)
Balance, end of year	$127,028

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

	July 31, 2010	July 31, 2009	July 31, 2008
Pension Plan:
Discount rate	5.20%	5.90%	6.75%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Rate of future compensation increase	N/A	4.50%	4.50%
SERP Plan:
Discount rate	5.20%	5.90%	6.75%
Rate of future compensation increase	N/A	4.50%	4.50%
Postretirement Plan:
Discount rate	5.10%	5.80%	6.75%
Initial health care cost trend rate	8.00%	8.00%	8.00%
Ultimate health care cost trend rate	8.00%	8.00%	8.00%

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

Expected long-term rate of return on plan assets.  The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested by the Pension Plan to provide for the plan’s obligations.  During fiscal year 2010, we utilized 8.0% as the expected long-term rate of return on plan assets.  We periodically evaluate the allocation between investment categories of the assets held by the Pension Plan.  We estimate the expected average long-term rate of return on assets based on historical returns, our future asset performance expectations using currently available market and other data and the counsel of our outside actuaries and advisors.  This rate is utilized primarily in calculating the expected return on plan assets component of the annual pension expense.  To the extent the actual rate of return on assets realized over the course of a year is greater than the assumed rate, that year’s annual pension expense is not affected.  Rather this gain reduces future pension expense over a period of approximately 30 years.  To the extent the actual rate of return on assets is less than the assumed rate, that year’s annual pension expense is likewise not affected.  Rather this loss increases pension expense over approximately 30 years.

Rate of future compensation increase.  The assumed average rate of compensation increase is the average annual compensation increase expected over the remaining employment periods for the participating employees.  This rate is utilized principally in calculating the obligation and annual expense for the Pension and SERP Plans.  As a result of the freeze of our benefits offered to all remaining employees under our Pension Plan and SERP Plan in the third quarter of fiscal year 2010, the rate of future compensation increase is no longer applicable to the valuation of our liabilities pursuant to these plans.

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

Significant assumptions utilized in the calculation of our projected benefit obligations as of July 31, 2010 and future expense requirements for our Pension Plan, SERP Plan and Postretirement Plan, and sensitivity analysis related to changes in these assumptions, are as follows:

			Using Sensitivity Rate
	Actual Rate	Sensitivity Rate Increase/(Decrease)	Increase in Liability (in millions)	Increase/ (Decrease) in Expense (in millions)
Pension Plan:
Discount rate	5.20%	(0.25)%	$18.4	$0.3
Expected long-term rate of return on plan assets	8.00%	(1.00)%	N/A	$3.3
SERP Plan:
Discount rate	5.20%	(0.25)%	$2.9	$(0.1)
Postretirement Plan:
Discount rate	5.10%	(0.25)%	$0.6	$0.1
Ultimate health care cost trend rate	8.00%	1.00%	$2.4	$0.1

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

Rent expense and related occupancy costs under operating leases is as follows:

	Fiscal year ended
(in thousands)	July 31, 2010	August 1, 2009	August 2, 2008

Minimum rent	$56,100	$55,400	$53,000
Contingent rent	20,100	19,600	29,700
Other occupancy costs	15,100	15,700	13,600
Amortization of deferred real estate credits	(6,300)	(5,300)	(3,700)
Total rent expense	$85,000	$85,400	$92,600

Future minimum rental commitments, excluding renewal options, under non-cancelable leases are as follows: fiscal year 2011—$55.7 million; fiscal year 2012—$55.1 million; fiscal year 2013—$53.2 million; fiscal year 2014—$48.5 million; fiscal year 2015—$43.6 million; all fiscal years thereafter—$618.0 million.

Long-term Incentive Plan.  We have a long-term incentive plan (Long-term Incentive Plan) that provides for a cash incentive payable to certain employees upon a change of control, as defined, subject to the attainment of certain performance objectives.  Performance objectives and targets are based on cumulative EBITDA percentages for rolling three year periods beginning in fiscal year 2006.  Earned awards for each completed performance period will be credited to a book account and will earn interest at a contractually defined annual rate until the award is paid.  Awards will be paid upon a change of control, as defined, or an initial public offering, as defined, subject to the requirement that, in each case, the internal rate of return to the Sponsors is positive.  As of July 31, 2010, the vested participant balance in the Long-Term Incentive Plan aggregated $6.5 million.

Cash Incentive Plan.  We also have a cash incentive plan (Cash Incentive Plan) to aid in the retention of certain key executives.  The Cash Incentive Plan provides for the creation of a $14 million cash bonus pool.  Each participant in the Cash Incentive Plan will be entitled to a cash bonus upon the earlier to occur of a change of control, as defined, or an initial public offering, as defined, subject to the requirement that, in each case, the internal rate of return to the Sponsors is positive.

Litigation.  On April 30, 2010, a Class Action Complaint for Injunction and Equitable Relief was filed in the United States District Court for the Central District of California by Sheila Monjazeb, individually and on behalf of other members of the general public similarly situated, against the Company, Newton Holding, LLC, TPG Capital, L.P. and Warburg Pincus, LLC.

On July 12, 2010, all defendants except for the Company were dismissed without prejudice, and on August 20, 2010, this case was refiled in the Superior Court of California for San Francisco County.  This Complaint, along with a similar class action lawsuit originally filed by Bernadette Tanguilig in 2007, alleges that the Company has engaged in various violations of the California Labor Code and Business and Professions Code, including without limitation (1) asking employees to work “off the clock,” (2) failing to provide meal and rest breaks to its employees, (3) improperly calculating deductions on paychecks delivered to its employees, and (4) failing to provide a chair or allow employees to sit during shifts.  The plaintiffs in these matters seek certification of their case as a class action, reimbursement for past wages and temporary, preliminary and permanent injunctive relief preventing defendant from allegedly continuing to violate the laws cited in their complaints.  We intend to vigorously defend our interests in these matters.  Currently, we cannot reasonably estimate the amount of loss, if any, arising from these matters.  However, we do not currently believe the resolution of these matters will have a material adverse impact on our financial position.  We will continue to evaluate these matters based on subsequent events, new information and future circumstances.

We are currently involved in various other legal actions and proceedings that arose in the ordinary course of business.  We believe that any liability arising as a result of these actions and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

Other.  We had approximately $31.1 million of outstanding irrevocable letters of credit relating to purchase commitments and insurance and other liabilities at July 31, 2010.  We had approximately $3.2 million in surety bonds at July 31, 2010 relating primarily to merchandise imports and state sales tax and utility requirements.

NOTE 15.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table shows the components of accumulated other comprehensive loss (amounts are recorded net of related income taxes):

(in thousands)	July 31, 2010	August 1, 2009

Unrealized loss on financial instruments	$(17,281)	$(35,508)
Change in unfunded benefit obligations	(88,993)	(69,011)
Other	—	(68)
Total accumulated other comprehensive loss	$(106,274)	$(104,587)

NOTE 16.  SEGMENT REPORTING

We have identified two reportable segments: Specialty Retail stores and Direct Marketing.  The Specialty Retail stores segment aggregates the activities of our Neiman Marcus and Bergdorf Goodman retail stores, including Neiman Marcus Last Call stores.  The Direct Marketing segment conducts both online and print catalog operations under the Neiman Marcus, Bergdorf Goodman and Horchow brand names.  Both the Specialty Retail stores and Direct Marketing segments derive their revenues from the sales of high-end fashion apparel, accessories, cosmetics and fragrances from leading designers, precious and fashion jewelry and decorative home accessories.

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

The following tables set forth the information for our reportable segments:

	Fiscal year ended
(in thousands)	July 31, 2010	August 1, 2009	August 2, 2008

REVENUES
Specialty Retail stores	$3,010,804	$2,991,318	$3,853,074
Direct Marketing	681,964	652,028	747,462
Total	$3,692,768	$3,643,346	$4,600,536

OPERATING EARNINGS (LOSS)
Specialty Retail stores	$272,569	$124,252	$476,724
Direct Marketing	112,576	73,322	117,657
Corporate expenses	(58,146)	(52,067)	(56,944)
Other expenses (1)	(21,945)	(22,455)	—
Amortization of intangible assets and favorable lease commitments	(73,259)	(72,703)	(72,192)
Impairment charges (2)	—	(703,266)	(31,261)
Other income (3)	—	—	32,450
Total	$231,795	$(652,917)	$466,434

CAPITAL EXPENDITURES
Specialty Retail stores	$43,585	$91,128	$164,640
Direct Marketing	15,108	10,397	18,812
Total	$58,693	$101,525	$183,452

DEPRECIATION EXPENSE
Specialty Retail stores	$119,871	$128,018	$127,186
Direct Marketing	14,939	16,727	16,801
Other	7,029	6,014	4,424
Total	$141,839	$150,759	$148,411

	July 31, 2010	August 1, 2009	August 2, 2008
ASSETS
Tangible assets of Specialty Retail stores	$1,640,063	$1,716,361	$2,009,383
Tangible assets of Direct Marketing	158,547	142,123	173,265
Corporate assets:
Intangible assets related to Specialty Retail stores	2,747,061	2,804,438	3,519,045
Intangible assets related to Direct Marketing	458,627	474,509	523,572
Other	527,984	456,521	346,481
Total	$5,532,282	$5,593,952	$6,571,746

(1)         Other expenses consists primarily of costs (primarily professional fees and severance) incurred in connection with cost reductions and corporate initiatives.

(2)          Impairment charges recorded in fiscal year 2009 consist of pretax charges of 1) $329.7 million for the writedown to fair value of goodwill, 2) $343.2 million for the writedown to fair value of the net carrying value of tradenames and 3) $30.3 million for the writedown to fair value of the net carrying value of certain long-lived assets.

For fiscal year 2008, we recorded $31.3 million pretax impairment charges related to the writedown to fair value of the Horchow tradename.

(3)          For fiscal year 2008, other income represents a pension curtailment gain of $32.5 million as a result of our decision to freeze certain Pension and SERP benefits as of December 31, 2007.

The following table presents our revenues by merchandise category as a percentage of net sales:

	Years Ended
	July 31, 2010	August 1, 2009	August 2, 2008
Women’s Apparel	36%	36%	36%
Women’s Shoes, Handbags and Accessories	22%	21%	20%
Cosmetics and Fragrances	11%	11%	11%
Men’s Apparel and Shoes	11%	12%	12%
Designer and Precious Jewelry	11%	11%	12%
Home Furnishings and Décor	7%	7%	8%
Other	2%	2%	1%
	100%	100%	100%

NOTE 17.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

	July 31, 2010
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$420,163	$844	$—	$421,007
Merchandise inventories	—	703,448	87,068	—	790,516
Other current assets	—	136,690	11,909	—	148,599
Total current assets	—	1,260,301	99,821	—	1,360,122
Property and equipment, net	—	795,916	109,910	—	905,826
Goodwill and intangible assets, net	—	1,475,475	1,730,213	—	3,205,688
Other assets	—	58,875	1,771	—	60,646
Investments in subsidiaries	925,373	1,846,159	—	(2,771,532)	—
Total assets	$925,373	$5,436,726	$1,941,715	$(2,771,532)	$5,532,282
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$239,362	$31,416	$—	$270,778
Accrued liabilities	—	298,840	62,616	—	361,456
Other current liabilities	—	30,309	—	—	30,309
Total current liabilities	—	568,511	94,032	—	662,543
Long-term liabilities:
Long-term debt	—	2,879,672	—	—	2,879,672
Deferred income taxes	—	668,647	—	—	668,647
Other long-term liabilities	—	394,523	1,524	—	396,047
Total long-term liabilities	—	3,942,842	1,524	—	3,944,366
Total shareholders’ equity	925,373	925,373	1,846,159	(2,771,532)	925,373
Total liabilities and shareholders’ equity	$925,373	$5,436,726	$1,941,715	$(2,771,532)	$5,532,282

	August 1, 2009
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$322,766	$659	$—	$323,425
Merchandise inventories	—	688,771	78,061	—	766,832
Other current assets	—	134,566	9,630	—	144,196
Total current assets	—	1,146,103	88,350	—	1,234,453
Property and equipment, net	—	870,300	122,415	—	992,715
Goodwill and intangible assets, net	—	1,535,834	1,743,113	—	3,278,947
Other assets	—	85,983	1,854	—	87,837
Investments in subsidiaries	918,835	1,868,405	—	(2,787,240)	—
Total assets	$918,835	$5,506,625	$1,955,732	$(2,787,240)	$5,593,952
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$210,219	$23,771	$—	$233,990
Accrued liabilities	—	253,676	62,136	—	315,812
Other current liabilities	—	26,617	—	—	26,617
Total current liabilities	—	490,512	85,907	—	576,419
Long-term liabilities:
Long-term debt	—	2,954,221	—	—	2,954,221
Deferred income taxes	—	697,810	—	—	697,810
Other long-term liabilities	—	445,247	1,420	—	446,667
Total long-term liabilities	—	4,097,278	1,420	—	4,098,698
Total shareholders’ equity	918,835	918,835	1,868,405	(2,787,240)	918,835
Total liabilities and shareholders’ equity	$918,835	$5,506,625	$1,955,732	$(2,787,240)	$5,593,952

	Fiscal year ended July 31, 2010
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,068,503	$624,265	$—	$3,692,768
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,022,268	397,277	—	2,419,545
Selling, general and administrative expenses (excluding depreciation)	—	772,353	113,053	—	885,406
Income from credit card program, net	—	(54,400)	(4,676)	—	(59,076)
Depreciation expense	—	125,955	15,884	—	141,839
Amortization of intangible assets and favorable lease commitments	—	60,359	12,900	—	73,259
Operating earnings	—	141,968	89,827	—	231,795
Interest expense, net	—	237,105	3	—	237,108
Intercompany royalty charges (income)	—	182,910	(182,910)	—	—
Equity in loss (earnings) of subsidiaries	1,838	(272,734)	—	270,896	—
(Loss) earnings before income taxes	(1,838)	(5,313)	272,734	(270,896)	(5,313)
Income tax benefit	—	(3,475)	—	—	(3,475)
Net (loss) earnings	$(1,838)	$(1,838)	$272,734	$(270,896)	$(1,838)

	Fiscal year ended August 1, 2009
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,067,882	$575,464	$—	$3,643,346
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,132,190	404,574	—	2,536,764
Selling, general and administrative expenses (excluding depreciation)	—	772,882	109,855	—	882,737
Income from credit card program, net	—	(45,272)	(4,694)	—	(49,966)
Depreciation expense	—	133,604	17,155	—	150,759
Amortization of intangible assets and favorable lease commitments	—	60,359	12,344	—	72,703
Impairment charges	—	307,989	395,277	—	703,266
Operating loss	—	(293,870)	(359,047)	—	(652,917)
Interest expense, net	—	235,567	7	—	235,574
Intercompany royalty charges (income)	—	195,079	(195,079)	—	—
Equity in loss (earnings) of subsidiaries	668,046	163,975	—	(832,021)	—
(Loss) earnings before income taxes	(668,046)	(888,491)	(163,975)	832,021	(888,491)
Income tax benefit	—	(220,445)	—	—	(220,445)
Net (loss) earnings	$(668,046)	$(668,046)	$(163,975)	$832,021	$(668,046)

	Fiscal year ended August 2, 2008
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,854,429	$746,107	$—	$4,600,536
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,460,441	474,527	—	2,934,968
Selling, general and administrative expenses (excluding depreciation)	—	906,014	139,433	—	1,045,447
Income from credit card program, net	—	(59,131)	(6,596)	—	(65,727)
Depreciation expense	—	129,812	18,599	—	148,411
Amortization of intangible assets and favorable lease commitments	—	60,360	11,832	—	72,192
Impairment charges	—	—	31,261	—	31,261
Other income	—	(32,450)	—	—	(32,450)
Operating earnings	—	389,383	77,051	—	466,434
Interest expense, net	—	239,795	10	—	239,805
Intercompany royalty charges (income)	—	273,584	(273,584)	—	—
Equity in (earnings) loss of subsidiaries	(142,813)	(350,625)	—	493,438	—
Earnings (loss) before income taxes	142,813	226,629	350,625	(493,438)	226,629
Income tax expense	—	83,816	—	—	83,816
Net earnings (loss)	$142,813	$142,813	$350,625	$(493,438)	$142,813

	Fiscal year ended July 31, 2010
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net (loss) earnings	$(1,838)	$(1,838)	$272,734	$(270,896)	$(1,838)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expense	—	205,011	28,784	—	233,795
Paid-in-kind interest	—	14,362	—	—	14,362
Deferred income taxes	—	(39,643)	—	—	(39,643)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	6,973	187	—	7,160
Intercompany royalty income payable (receivable)	—	182,910	(182,910)	—	—
Equity in loss (earnings) of subsidiaries	1,838	(272,734)	—	270,896	—
Changes in operating assets and liabilities, net	—	169,410	(115,208)	—	54,202
Net cash provided by operating activities	—	264,451	3,587	—	268,038
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(55,291)	(3,402)	—	(58,693)
Net cash used for investing activities	—	(55,291)	(3,402)	—	(58,693)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(111,763)	—	—	(111,763)
Net cash used for financing activities	—	(111,763)	—	—	(111,763)
CASH AND CASH EQUIVALENTS
Increase during the period	—	97,397	185	—	97,582
Beginning balance	—	322,766	659	—	323,425
Ending balance	$—	$420,163	$844	$—	$421,007

	Fiscal year ended August 1, 2009
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net (loss) earnings	$(668,046)	$(668,046)	$(163,975)	$832,021	$(668,046)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expense	—	211,146	29,499	—	240,645
Deferred income taxes	—	(153,888)	—	—	(153,888)
Impairment charges	—	307,989	395,277	—	703,266
Paid-in-kind interest	—	38,082	—	—	38,082
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	10,208	(23)	—	10,185
Intercompany royalty income payable (receivable)	—	195,079	(195,079)	—	—
Equity in loss (earnings) of subsidiaries	668,046	163,975	—	(832,021)	—
Changes in operating assets and liabilities, net	—	102,055	(61,486)	—	40,569
Net cash provided by operating activities	—	206,600	4,213	—	210,813
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(96,995)	(4,530)	—	(101,525)
Net cash used for investing activities	—	(96,995)	(4,530)	—	(101,525)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(1,611)	—	—	(1,611)
Debt issuance costs paid	—	(23,432)	—	—	(23,432)
Net cash used for financing activities	—	(25,043)	—	—	(25,043)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	84,562	(317)	—	84,245
Beginning balance	—	238,204	976	—	239,180
Ending balance	$—	$322,766	$659	$—	$323,425

	Fiscal year ended August 2, 2008
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$142,813	$142,813	$350,625	$(493,438)	$142,813
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	204,389	30,431	—	234,820
Deferred income taxes	—	(44,627)	—	—	(44,627)
Impairment of Horchow tradename	—	—	31,261	—	31,261
Gain on curtailment of defined benefit retirement obligations	—	(32,450)	—	—	(32,450)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	21,677	320	—	21,997
Intercompany royalty income payable (receivable)	—	273,584	(273,584)	—	—
Equity in (earnings) loss of subsidiaries	(142,813)	(350,625)	—	493,438	—
Changes in operating assets and liabilities, net	—	60,247	(128,736)	—	(68,489)
Net cash provided by operating activities	—	275,008	10,317	—	285,325
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(172,237)	(11,215)	—	(183,452)
Purchases of short-term investments	—	(10,000)	—	—	(10,000)
Sales of short-term investments	—	10,000	—	—	10,000
Net cash used for investing activities	—	(172,237)	(11,215)	—	(183,452)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(3,900)	—	—	(3,900)
Net cash used for financing activities	—	(3,900)	—	—	(3,900)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	98,871	(898)	—	97,973
Beginning balance	—	139,333	1,874	—	141,207
Ending balance	$—	$238,204	$976	$—	$239,180

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

Information with respect to non-guarantor subsidiaries with respect to the Senior Notes and Senior Subordinated Notes is as follows:

(in thousands)	July 31, 2010	August 1, 2009
Total assets	$—	$332
Net assets	$—	$332

	Fiscal year ended
(in thousands)	July 31, 2010	August 1, 2009	August 2, 2008
Revenues	$—	$—	$—
Net earnings (loss)	—	282	(1,066)
Net cash used for operating activities	(32)	(341)	(875)

NOTE 18.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Fiscal year 2010

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$868.9	$1,102.4	$895.2	$826.3	$3,692.8
Gross profit (1)	$334.7	$340.9	$341.9	$255.8	$1,273.3
Net earnings (loss)	$8.5	$4.0	$18.5	$(32.8)	$(1.8)

Fiscal year 2009

Revenues	$985.8	$1,079.4	$810.1	$768.0	$3,643.3
Gross profit (1)	$368.0	$258.0	$295.3	$185.3	$1,106.6
Net earnings (loss) (2)	$12.9	$(509.2)	$(3.1)	$(168.6)	$(668.0)

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
Nelson A. Bangs Senior Vice President and General Counsel

Dated: October 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BURTON M. TANSKY	President and Chief Executive Officer, Director	October 1, 2010
Burton M. Tansky

/s/ JAMES E. SKINNER	Executive Vice President and Chief Financial Officer (principal financial officer)
James E. Skinner		October 1, 2010

/s/ T. DALE STAPLETON	Vice President and Controller (principal accounting officer)	October 1, 2010
T. Dale Stapleton

/s/ DAVID A. BARR	Director	October 1, 2010
David A. Barr

/s/ JONATHAN COSLET	Director	October 1, 2010
Jonathan Coslet

/s/ JAMES G. COULTER	Director	October 1, 2010
James G. Coulter

/s/ JOHN G. DANHAKL	Director	October 1, 2010
John G. Danhakl

/s/ SIDNEY LAPIDUS	Director	October 1, 2010
Sidney Lapidus

/s/ KEWSONG LEE	Director	October 1, 2010
Kewsong Lee

/s/ CARRIE WHEELER	Director	October 1, 2010
Carrie Wheeler

SCHEDULE II

Neiman Marcus, Inc.

Valuation and Qualifying Accounts and Reserves

(in thousands)

Three years ended July 31, 2010

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Reserve for estimated sales returns
Year ended July 31, 2010	$22,874	$523,025	$—	$(520,732	)(A)	$25,167

Year ended August 1, 2009	$36,176	$473,606	$—	$(486,908	)(A)	$22,874

Year ended August 2, 2008	$38,977	$646,071	$—	$(648,872	)(A)	$36,176

Reserves for self-insurance
Year ended July 31, 2010	$35,510	$63,391	$—	$(62,860	)(B)	$36,041

Year ended August 1, 2009	$44,132	$61,597	$—	$(70,219	)(B)	$35,510

Year ended August 2, 2008	$44,544	$57,655	$—	$(58,067	)(B)	$44,132

(A)                              Gross margin on actual sales returns, net of commissions.

(B)                                Claims and expenses paid net of employee contributions.