Form 10-Q
period 2010-10-30
Neiman Marcus, Inc.
filed 2010-12-08
CIK 1358651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 1,014,915 shares of the registrant’s common stock, par value $.01 per share, outstanding at October 30, 2010.

NEIMAN MARCUS, INC.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except shares)	October 30, 2010	July 31, 2010	October 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$375,856	$421,007	$319,215
Merchandise inventories	945,902	790,516	875,833
Deferred income taxes	26,437	30,755	19,136
Other current assets	76,324	117,844	104,835
Total current assets	1,424,519	1,360,122	1,319,019

Property and equipment, net	892,628	905,826	973,630
Goodwill and intangible assets, net	3,188,370	3,205,688	3,260,633
Other assets	55,041	60,646	88,075
Total assets	$5,560,558	$5,532,282	$5,641,357

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$273,319	$270,778	$237,972
Accrued liabilities	375,612	361,456	362,359
Other current liabilities	11,664	30,309	—
Total current liabilities	660,595	662,543	600,331

Long-term liabilities:
Long-term debt	2,879,721	2,879,672	2,972,173
Deferred income taxes	663,568	668,647	690,970
Deferred real estate credits	99,213	96,093	100,239
Other long-term liabilities	293,618	299,954	346,146
Total long-term liabilities	3,936,120	3,944,366	4,109,528

Common stock (par value $0.01 per share, 5,000,000 shares authorized and 1,014,915 shares issued and outstanding at October 30, 2010 and 1,013,082 at July 31, 2010 and October 31, 2009)	10	10	10
Additional paid-in capital	1,435,370	1,434,321	1,425,385
Accumulated other comprehensive loss	(94,594)	(106,274)	(101,572)
Accumulated deficit	(376,943)	(402,684)	(392,325)
Total shareholders’ equity	963,843	925,373	931,498
Total liabilities and shareholders’ equity	$5,560,558	$5,532,282	$5,641,357

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Thirteen weeks ended
(in thousands)	October 30, 2010	October 31, 2009

Revenues	$927,248	$868,900
Cost of goods sold including buying and occupancy costs (excluding depreciation)	562,658	534,223
Selling, general and administrative expenses (excluding depreciation)	222,988	218,819
Income from credit card program, net	(9,293)	(13,087)
Depreciation expense	33,722	35,782
Amortization of intangible assets	12,849	13,845
Amortization of favorable lease commitments	4,469	4,469

Operating earnings	99,855	74,849

Interest expense, net	58,430	59,365

Earnings before income taxes	41,425	15,484

Income tax expense	15,684	6,963

Net earnings	$25,741	$8,521

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Thirteen weeks ended
(in thousands)	October 30, 2010	October 31, 2009

CASH FLOWS - OPERATING ACTIVITIES
Net earnings	$25,741	$8,521
Adjustments to reconcile net earnings to net cash (used for) provided by operating activities:
Depreciation and amortization expense	55,714	58,611
Paid-in-kind interest	—	14,362
Deferred income taxes	(8,353)	(8,756)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	1,866	4,318
	74,968	77,056
Changes in operating assets and liabilities:
Merchandise inventories	(155,386)	(109,002)
Other current assets	41,520	20,225
Other assets	(21)	(5,379)
Accounts payable and accrued liabilities	15,077	51,535
Deferred real estate credits	4,750	5,379
Net cash (used for) provided by operating activities	(19,092)	39,814

CASH FLOWS — INVESTING ACTIVITIES
Capital expenditures	(18,411)	(17,261)
Net cash used for investing activities	(18,411)	(17,261)

CASH FLOWS — FINANCING ACTIVITIES
Repayment of borrowings under senior term loan facility	(7,648)	(26,617)
Repayment of borrowings	—	(146)
Net cash used for financing activities	(7,648)	(26,763)

CASH AND CASH EQUIVALENTS
Decrease during the period	(45,151)	(4,210)
Beginning balance	421,007	323,425
Ending balance	$375,856	$319,215

Supplemental Schedule of Cash Flow Information

Cash paid (received) during the period for:
Interest	$64,247	$48,378
Income taxes	$(1,935)	$(3,310)

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.              Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the applicable interim periods.

The specialty retail industry is seasonal in nature, with a higher level of sales typically generated in the fall and holiday selling seasons. Due to seasonal and other factors, the results of operations for the first quarter of fiscal year 2011 are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

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

Our fiscal year ends on the Saturday closest to July 31. All references to the first quarter of fiscal year 2011 relate to the thirteen weeks ended October 30, 2010. All references to the first quarter of fiscal year 2010 relate to the thirteen weeks ended October 31, 2009.

A detailed description of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

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

At October 30, 2010, July 31, 2010 and October 31, 2009, the fair values of cash and cash equivalents, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. See Notes 3 and 4 of the Notes to Condensed Consolidated Financial Statements for the estimated fair values of our long-term debt and derivative financial instruments.

2.              Goodwill and Intangible Assets, Net

(in thousands)	October 30, 2010	July 31, 2010	October 31, 2009

Goodwill	$1,263,433	$1,263,433	$1,263,433
Tradenames	1,233,902	1,234,180	1,235,012
Customer lists, net	301,818	314,389	355,093
Favorable lease commitments, net	389,217	393,686	407,095
Goodwill and intangible assets, net	$3,188,370	$3,205,688	$3,260,633

Indefinite-Lived Intangible Assets and Goodwill. Indefinite-lived intangible assets, such as tradenames and goodwill, are not subject to amortization. Rather, we assess the recoverability of indefinite-lived intangible assets and goodwill in the fourth quarter of each fiscal year and upon the occurrence of certain events.

Intangible Assets Subject to Amortization. Customer lists and amortizable tradenames are amortized using the straight-line method over their estimated useful lives, ranging from 4 to 24 years (weighted average life of 13 years). Favorable lease commitments are amortized straight-line over the remaining lives of the leases, ranging from 9 to 49 years (weighted average life of 33 years). Total estimated amortization of all Acquisition-related intangible assets for the next five fiscal years is currently estimated as follows (in thousands):

2012	$50,123
2013	47,436
2014	46,881
2015	46,615
2016	40,484

3.              Long-term Debt

The significant components of our long-term debt are as follows:

	Interest	October 30,	July 31,	October 31,
(in thousands)	Rate	2010	2010	2009

Senior Secured Term Loan Facility	variable	$1,505,735	$1,513,383	$1,598,383
2028 Debentures	7.125%	121,541	121,492	121,345
Senior Notes	9.0%/9.75%	752,445	752,445	752,445
Senior Subordinated Notes	10.375%	500,000	500,000	500,000
Total debt		2,879,721	2,887,320	2,972,173
Less: current portion of Senior Secured Term Loan Facility		—	(7,648)	—
Long-term debt		$2,879,721	$2,879,672	$2,972,173

Senior Secured Asset-Based Revolving Credit Facility. NMG has an asset-based revolving credit facility with a maximum committed borrowing capacity of $600.0 million that matures on January 15, 2013. The facility also provides an uncommitted accordion feature that allows NMG to request the lenders to provide additional capacity in either the form of increased revolving commitments or incremental term loans, subject to a potential total maximum facility of $800 million.

Availability under the Asset-Based Revolving Credit Facility is subject to a borrowing base. The Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice. The borrowing base for the Asset-Based Revolving Credit Facility is equal to at any time the sum of (a) the lesser of (i) 80% of eligible inventory (valued at the lower of cost or market value) and (ii) 85% of the net orderly liquidation value of eligible inventory, and (b) 85% of the amounts owed by credit card processors in respect of eligible credit card accounts constituting proceeds arising from the sale or disposition of inventory, less certain reserves. Through April 30, 2011, NMG is required to maintain excess availability under the terms of the Asset-Based Revolving Credit Facility of at least the greater of (a) 10% of the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base and (b) $50 million.  After April 30, 2011, if at any time, excess availability is less than the greater of (a) 15% of the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base and (b) $60 million, NMG will be required to maintain a pro forma ratio of consolidated EBITDA to consolidated Fixed Charges (as such terms are defined in the credit agreement) of at least 1.1 to 1.0.  On October 30, 2010, NMG had no borrowings outstanding under this facility, $17.0 million of outstanding letters of credit and $523.0 million of unused borrowing availability.

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

Borrowings under the Asset-Based Revolving Credit Facility bear interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the highest of (i) a defined prime rate, (ii) the federal funds effective rate plus 1/2 of 1% or (iii) a one-month LIBOR rate plus 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin.  The applicable margin is up to 3.50% with respect to base rate borrowings and up to 4.50% with respect to LIBOR borrowings, provided that until October 1, 2010, the applicable margin was 3.25% with respect to base rate borrowings and 4.25% with respect to LIBOR borrowings. The applicable margin is subject to adjustment based on the historical availability under the Asset-Based Revolving Credit Facility. In addition, NMG is required to pay a commitment fee in respect of unused commitments of (a) 0.75% per annum during any applicable period in which the average revolving loan utilization is 50% or more or (b) 1% per annum during any applicable period in which the average revolving loan utilization is less than 50%.  NMG must also pay customary letter of credit fees and agency fees.

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

All obligations under the Asset-Based Revolving Credit Facility are guaranteed by the Company and certain of NMG’s existing and future domestic subsidiaries.  All obligations under NMG’s Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of the Company, NMG and the subsidiaries that have guaranteed the Asset-Based Revolving Credit Facility (subsidiary guarantors). As of October 30, 2010, there were no assets or liabilities held by non-guarantor subsidiaries.

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

For a more detailed description of NMG’s Asset-Based Revolving Credit Facility, refer to Note 7 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

Senior Secured Term Loan Facility.  In October 2005, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility.  At October 30, 2010, the outstanding balance under the Senior Secured Term Loan Facility was $1,505.7 million.  In November 2010, NMG entered into an amendment and restatement (the Amendment) of the credit agreement governing NMG’s Senior Secured Term Loan Facility, which included the following: (i) an extension of the maturity of approximately $1,064.0 million principal amount of the existing term loans thereunder, (ii) an increase in the interest rate payable to holders of the extended term loans, (iii) the ability to incur additional debt to refinance the non-extended term loans and (iv) certain other modifications to the Senior Secured Term Loan Facility.  For a more detailed description of the Amendment, see Note 14 of the Notes to Condensed Consolidated Financial Statements.

The extended term loans will mature on April 6, 2016, unless $300.0 million or more aggregate principal amount of NMG’s Senior Notes and Senior Subordinated Notes remain outstanding on July 15, 2015, in which case the extended term loans will mature on that date instead.  The approximately $441.7 million principal amount of existing term loans that were not extended continue to have a maturity of April 6, 2013 (as all of the term loans did prior to the Amendment).

At October 30, 2010 (prior to the Amendment), borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 2.29% at October 30, 2010.  The applicable margin is subject to adjustment based on contractually defined debt coverage ratios.  At October 30, 2010, the applicable margin with respect to base rate borrowings was 1.00% and the applicable margin with respect to LIBOR borrowings was 2.00%.  For a description of interest payable on the term loans after giving effect to the Amendment, see Note 14 of the Notes to Condensed Consolidated Financial Statements.

The credit agreement governing the Senior Secured Term Loan Facility requires NMG to prepay outstanding term loans with 50% (which percentage will be reduced to 25% if NMG’s total leverage ratio is less than a specified ratio and will be reduced to 0% if NMG’s total leverage ratio is less than a specified ratio) of its annual excess cash flow (as defined in the credit agreement).  For fiscal year 2010, NMG was required to prepay $92.6 million of outstanding term loans pursuant to the annual excess cash flow requirements.  Of such amount, NMG paid $85.0 million in the fourth quarter of fiscal year 2010 and made the remaining $7.6 million payment in the first quarter of fiscal year 2011.  If a change of control (as defined in the credit agreement) occurs, NMG will be required to offer to prepay all outstanding term loans, at a prepayment price equal to 101% of the principal amount to be prepaid, plus accrued and unpaid interest to the date of prepayment.  NMG also must offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the proceeds of certain asset sales under certain circumstances.

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

The credit agreement governing the Senior Secured Term Loan Facility contains a number of negative covenants that are substantially similar to those governing the Senior Notes (as described below) and additional covenants related to the security arrangements for the Senior Secured Term Loan Facility.  The credit agreement also contains customary affirmative covenants and events of default, including a cross-default provision in respect of any other indebtedness that has an aggregate principal amount exceeding $50 million.

For a more detailed description of the Senior Secured Term Loan Facility (prior to the Amendment), refer to Note 7 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

The fair value of the Senior Secured Term Loan Facility was approximately $1,464.3 million at October 30, 2010, $1,426.4 million at July 31, 2010 and $1,382.6 million at October 31, 2009 based on prevailing market rates.

2028 Debentures.  NMG has outstanding $125.0 million aggregate principal amount of its 7.125% 2028 Debentures. NMG equally and ratably secures its 2028 Debentures by a first lien security interest on certain collateral subject to liens granted under NMG’s Senior Secured Credit Facilities.  The 2028 Debentures are guaranteed on an unsecured, senior basis by the Company.  The 2028 Debentures are not guaranteed by certain subsidiaries of NMG.  The 2028 Debentures include a cross-acceleration provision in respect of any other indebtedness that has an aggregate principal amount exceeding $15 million.  NMG’s 2028 Debentures mature on June 1, 2028.

For a more detailed description of the 2028 Debentures, refer to Note 7 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

The fair value of the 2028 Debentures was approximately $118.1 million at October 30, 2010, $114.1 million at July 31, 2010 and $105.6 million at October 31, 2009 based on quoted market prices.

Senior Notes.  NMG has outstanding $752.5 million aggregate principal amount of 9.0% / 9.75% Senior Notes under a senior indenture (Senior Indenture).  NMG’s Senior Notes mature on October 15, 2015.

Interest on the Senior Notes is payable quarterly in arrears on each January 15, April 15, July 15 and October 15.  Prior to October 15, 2010, NMG could, at its option, elect to pay interest on the Senior Notes entirely in cash (Cash Interest) or entirely by increasing the principal amount of the outstanding Senior Notes by issuing additional Senior Notes (PIK Interest).  Cash Interest on the Senior Notes accrues at the rate of 9% per annum.  PIK Interest on the Senior Notes accrues at the rate of 9.75% per annum.  We negotiated for the right to include the PIK feature in our Senior Notes because of our belief that this feature could be a useful tool to enhance liquidity under appropriate circumstances.  In the second quarter of fiscal year 2009, given the dislocation in the financial markets and the uncertainty as to when reasonable conditions would return, we believed that it was appropriate to utilize this feature, even though we had available borrowing capacity under our $600.0 million Asset-Based Revolving Credit Facility.  Accordingly, we elected to pay PIK Interest for the three quarterly interest periods ending October 14, 2009 and to make such interest payments with the issuance of additional Senior Notes at the PIK Interest rate of 9.75% instead of paying interest in cash.  As a result, the original principal amount of Senior Notes of $700.0 million increased by $17.1 million in April 2009, $17.4 million in July 2009 and $17.9 million in October 2009.  We have elected to pay cash interest since the first quarter of fiscal year 2010.  After October 15, 2010, we are required to make all interest payments on the Senior Notes entirely in cash.

The Senior Notes are fully and unconditionally guaranteed, on a joint and several unsecured, senior basis, by each of NMG’s wholly-owned domestic subsidiaries that guarantee NMG’s obligations under its Senior Secured Credit Facilities and by the Company.  The Senior Notes and the guarantees thereof are NMG’s and the guarantors’ unsecured, senior obligations and rank (i) equal in the right of payment with all of NMG’s and the guarantors’ existing and future senior indebtedness, including any borrowings under NMG’s Senior Secured Credit Facilities and the guarantees thereof, and NMG’s 2028 Debentures; and (ii) senior to all of NMG’s and its guarantors’ existing and future subordinated indebtedness, including the Senior Subordinated Notes due 2015 and the guarantees thereof. The Senior Notes also are effectively junior in priority to NMG’s and its guarantors’ obligations under all secured indebtedness, including NMG’s Senior Secured Credit Facilities, the 2028 Debentures, and any other secured obligations of NMG, in each case, to the extent of the value of the assets securing such obligations.  In addition, the Senior Notes are structurally subordinated to all existing and future liabilities, including trade payables, of NMG’s subsidiaries that are not providing guarantees.

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

For a more detailed description of NMG’s Senior Notes, refer to Note 7 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

The fair value of NMG’s Senior Notes was approximately $786.3 million at October 30, 2010, $767.5 million at July 31, 2010 and $667.8 million at October 31, 2009 based on quoted market prices.

Senior Subordinated Notes.  NMG has outstanding $500.0 million aggregate principal amount of 10.375% Senior Subordinated Notes under a senior subordinated indenture (Senior Subordinated Indenture).  NMG’s Senior Subordinated Notes mature on October 15, 2015.

The Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several unsecured, senior subordinated basis, by each of NMG’s wholly-owned domestic subsidiaries that guarantee NMG’s obligations under its Senior Secured Credit Facilities and by the Company.  The Senior Subordinated Notes and the guarantees thereof are NMG’s and the guarantors’ unsecured, senior subordinated obligations and rank (i) junior to all of NMG’s and the guarantors’ existing and future senior indebtedness, including the Senior Notes and any borrowings under NMG’s Senior Secured Credit Facilities, and the guarantees thereof, and NMG’s 2028 Debentures; (ii) equally with any of NMG’s and the guarantors’ future senior subordinated indebtedness; and (iii) senior to any of NMG’s and the guarantors’ future subordinated indebtedness. In addition, the Senior Subordinated Notes are structurally subordinated to all existing and future liabilities, including trade payables, of NMG’s subsidiaries that are not providing guarantees.

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

For a more detailed description of NMG’s Senior Subordinated Notes, refer to Note 7 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

The fair value of NMG’s Senior Subordinated Notes was approximately $527.5 million at October 30, 2010, $517.5 million at July 31, 2010 and $440.0 million at October 31, 2009 based on quoted market prices.

Maturities of Long-Term Debt.  Annual maturities of long-term debt, after giving effect to the Amendment of the Senior Secured Term Loan Facility in November 2010, during the next five fiscal years and thereafter are as follows (in millions):

2012	$—
2013	441.7
2014	—
2015	—
2016	2,316.5
Thereafter	121.5

The above table does not reflect any future excess cash flow pre-payments, if any, that may be required under the Senior Secured Term Loan Facility.  However, the above table does reflect the extended term loans under the Senior Secured Term Loan Facility maturing on April 6, 2016 pursuant to the terms of the Amendment (unless $300.0 million or more aggregate principal amount of NMG’s Senior Notes and Senior Subordinated Notes remain outstanding on July 15, 2015, in which case the extended term loans will mature on that date instead).

Interest expense.  The significant components of interest expense are as follows:

	Thirteen weeks ended
(in thousands)	October 30, 2010	October 31, 2009

Senior Secured Term Loan Facility	$20,566	$20,786
2028 Debentures	2,226	2,227
Senior Notes	16,744	17,525
Senior Subordinated Notes	12,826	12,826
Amortization of debt issue costs	4,674	4,661
Other , net	1,436	1,561
Capitalized interest	(42)	(221)
Interest expense, net	$58,430	$59,365

4.              Derivative Financial Instruments

Interest Rate Swaps.  In connection with the Acquisition, we obtained $2,575.0 million of floating rate debt agreements, of which $2,125.0 million was outstanding at the Acquisition date and $1,505.7 million was outstanding at October 30, 2010.  Effective December 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  These swap agreements hedge a portion of our contractual floating rate interest commitments through the expiration of the agreements in December 2010.  As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.947% to 6.979% through December 2010 and result in an average fixed rate of 6.963%.  The interest rate swaps expire in December 2010.

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

Fair Value.  The fair values of the interest rate swaps and interest rate caps are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (Level 2).  A summary of the recorded assets (liabilities) with respect to our derivative financial instruments included in our condensed consolidated balance sheets is as follows:

(in thousands)	October 30, 2010	July 31, 2010	October 31, 2009

Interest rate caps (included in other long-term assets)	$394	$1,040	$—

Interest rate swaps (included in other current liabilities)	$(11,664)	$(22,661)	$—

Interest rate swaps (included in other long-term liabilities)	$—	$—	$(53,104)

Accumulated other comprehensive loss, net of taxes	$11,028	$17,281	$32,561

A summary of the recorded amounts related to our interest rate swaps reflected in our condensed consolidated statements of operations are as follows:

	Thirteen weeks ended
(in thousands)	October 30, 2010	October 31, 2009

Realized hedging losses — included in interest expense, net	$11,574	$11,098

Ineffective hedging (gains) losses — included in interest expense, net	$(36)	$216

The amount of losses recorded in other comprehensive loss at October 30, 2010 that is expected to be reclassified into interest expense in the next twelve months, if interest rates remain unchanged, is approximately $11.7 million.

5.              Employee Benefit Plans

Description of Benefit Plans.  We maintain defined contribution plans consisting of a 401(k) Plan, a retirement savings plan (RSP) and defined contribution supplemental executive retirement plan (Defined Contribution SERP Plan).  Employees make contributions to the 401(k) Plan and RSP and we match an employee’s contribution up to a maximum of 6% of the employee’s compensation subject to statutory limitations for a potential maximum match of 50% of employee contributions to the 401(k) Plan and 75% of employee contributions to the RSP.

In addition, we sponsor a defined benefit pension plan (Pension Plan) and an unfunded supplemental executive retirement plan (SERP Plan) which provides certain employees additional pension benefits.  Benefits under both plans are based on the employees’ years of service and compensation over defined periods of employment.  As of the third quarter of fiscal year 2010, benefits offered to all participants in our Pension Plan and SERP Plan have been frozen.  Retirees and active employees hired prior to March 1, 1989 are eligible for certain limited postretirement health care benefits (Postretirement Plan) if they meet certain service and minimum age requirements. We also sponsor an unfunded key employee deferred compensation plan, which provides certain employees with additional benefits.

Obligations for our employee benefit plans, included in other long-term liabilities, are as follows:

(in thousands)	October 30, 2010	July 31, 2010	October 31, 2009

Pension Plan	$153,064	$161,760	$157,576
SERP Plan	97,155	96,406	93,083
Postretirement Plan	17,291	17,914	17,941
	267,510	276,080	268,600
Less: current portion	(5,568)	(5,574)	(5,069)
Long-term portion of benefit obligations	$261,942	$270,506	$263,531

As of October 30, 2010, we have $83.6 million (net of taxes of $54.3 million) of adjustments to our benefit obligations recorded as increases to accumulated other comprehensive loss.

Costs of Benefits.  The components of the expenses we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Thirteen weeks ended
(in thousands)	October 30, 2010	October 31, 2009
Pension Plan:
Service cost	$—	$1,429
Interest cost	6,054	6,329
Expected return on plan assets	(6,553)	(6,463)
Net amortization of losses	544	282
Pension Plan expense	$45	$1,577

SERP Plan:
Service cost	$—	$171
Interest cost	1,230	1,377
SERP Plan expense	$1,230	$1,548

Postretirement Plan:
Service cost	$15	$18
Interest cost	218	254
Net amortization of prior service cost	(389)	(172)
Net amortization of losses	173	90
Postretirement Plan expense	$17	$190

Funding Policy and Plan Assets.  Our policy is to fund the Pension Plan at or above the minimum required by law.  In fiscal year 2010, we were not required to make contributions to the Pension Plan; however, we made a voluntary contribution to our Pension Plan of $30.0 million in fiscal year 2010.  We do not believe we will be required to make contributions to the Pension Plan for fiscal year 2011.  However, we will continue to evaluate voluntary contributions to our Pension Plan based upon the unfunded position of the Pension Plan, our available liquidity and other factors.

6.              Income Taxes

Our effective income tax rate for the first quarter of fiscal year 2011 was 37.9% compared to 45.0% for the first quarter of fiscal year 2010.  Our effective income tax rate for the first quarter of fiscal year 2010 was unfavorably impacted by a lower level of projected earnings for fiscal year 2010.

At October 30, 2010, the gross amount of unrecognized tax benefits was $6.7 million, all of which would impact our effective tax rate, if recognized.  We classify interest and penalties as a component of income tax expense and our liability for accrued interest and penalties was $6.5 million as of October 30, 2010.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  During the fourth quarter of fiscal year 2010, the IRS closed their examination of our fiscal year 2007 federal income tax return with no changes or assessments.  The IRS will begin an examination of our fiscal year 2008 federal income tax return in the second quarter of fiscal year 2011.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2006.

We believe our recorded tax liabilities as of October 30, 2010 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our condensed consolidated financial statements.

7.              Stock-Based Compensation

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

During the first quarter of fiscal year 2011, we granted 8,700 Fixed Price Options with a weighted average grant date fair value of $798 per option.  During the first quarter of fiscal year 2010, we granted 3,395 Accreting Options with a weighted average grant date fair value of $462 per option and we granted 3,395 Fixed Price Options with a weighted average grant date fair value of $541 per option.

We recognize compensation expense for stock options on a straight-line basis over the vesting period.  We recognized non-cash stock compensation expense of $1.1 million in both the first quarter of fiscal year 2011 and the first quarter of fiscal year 2010, which is included in selling, general and administrative expenses.

8.              Transactions with Sponsors

Pursuant to a management services agreement with affiliates of the Sponsors, and in exchange for ongoing consulting and management advisory services that are provided to us by the Sponsors and their affiliates, affiliates of the Sponsors receive an aggregate annual management fee equal to the lesser of (i) 0.25% of our consolidated annual revenues or (ii) $10 million.  Affiliates of the Sponsors also receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with services provided pursuant to the agreement.  These management fees are payable quarterly in arrears.  We recorded management fees of $2.3 million during the first quarter of fiscal year 2011 and $2.2 million during the first quarter of fiscal year 2010, which are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

The management services agreement also provides that affiliates of the Sponsors may receive future fees in connection with certain future financing and acquisition or disposition transactions.  The management services agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

9.              Income from Credit Card Program, Net

We have a marketing and servicing alliance with HSBC Bank Nevada, N.A. and HSBC Private Label Corporation (collectively referred to as HSBC).  Pursuant to the agreement with HSBC, HSBC offers proprietary credit card accounts to our customers under both the “Neiman Marcus” and “Bergdorf Goodman” brand names.  Our original program agreement with HSBC expired in July 2010.  We have subsequently entered into an agreement with HSBC to extend the program to July 2015 (renewable thereafter for three-year terms).  We refer to the agreement with HSBC, including the extension, as the Program Agreement.

Under the terms of the Program Agreement, HSBC offers credit cards and non-card payment plans and bears substantially all credit risk with respect to sales transacted on the cards bearing our brands.  We receive payments from HSBC based on sales transacted on our proprietary credit cards.  Such payments are subject to annual adjustments, both increases and decreases, based upon the overall annual profitability and performance of the proprietary credit card portfolio.  In addition, we receive payments from HSBC for marketing and servicing activities as we continue to handle key customer service functions, primarily customer inquiries and collections, for HSBC.

10.       Commitments and Contingencies

Long-term Incentive Plan.  We have a long-term incentive plan (Long-term Incentive Plan) that provides for a cash incentive payable to certain employees upon a change of control, as defined, subject to the attainment of certain performance objectives.  Performance objectives and targets are based on cumulative EBITDA (as defined in the plan) percentages for rolling three year periods beginning in fiscal year 2006.  Earned awards for each completed performance period will be credited to a book account and will earn interest at a contractually defined annual rate until the award is paid.  Awards will be paid upon a change of control, as defined, or an initial public offering, as defined, subject to the requirement that, in each case, the internal rate of return to the Sponsors is positive.  As of October 30, 2010, the vested participant balance in the Long-Term Incentive Plan aggregated $6.5 million.

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

Litigation.  On April 30, 2010, a Class Action Complaint for Injunction and Equitable Relief was filed in the United States District Court for the Central District of California by Sheila Monjazeb, individually and on behalf of other members of the general public similarly situated, against the Company, Newton Holding, LLC, TPG Capital, L.P. and Warburg Pincus, LLC.  On July 12, 2010, all defendants except for the Company were dismissed without prejudice, and on August 20, 2010, this case was refiled in the Superior Court of California for San Francisco County.  This complaint, along with a similar class action lawsuit originally filed by Bernadette Tanguilig in 2007, alleges that the Company has engaged in various violations of the California Labor Code and Business and Professions Code, including without limitation (1) asking employees to work “off the clock,” (2) failing to provide meal and rest breaks to its employees, (3) improperly calculating deductions on paychecks delivered to its employees, and (4) failing to provide a chair or allow employees to sit during shifts.  The plaintiffs in these matters seek certification of their cases as class actions, reimbursement for past wages and temporary, preliminary and permanent injunctive relief preventing defendant from allegedly continuing to violate the laws cited in their complaints.  We intend to vigorously defend our interests in these matters.  Currently, we cannot reasonably estimate the amount of loss, if any, arising from these matters.  However, we do not currently believe the resolution of these matters will have a material adverse impact on our financial position.  We will continue to evaluate these matters based on subsequent events, new information and future circumstances.

We are currently involved in various other legal actions and proceedings that arose in the ordinary course of business.  We believe that any liability arising as a result of these actions and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

Other.  We had approximately $17.0 million of outstanding irrevocable letters of credit relating to purchase commitments and insurance and other liabilities at October 30, 2010.  We had approximately $3.1 million in surety bonds at October 30, 2010 relating primarily to merchandise imports and state sales tax and utility requirements.

11.       Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss, net of taxes:

(in thousands)	October 30, 2010	July 31, 2010	October 31, 2009

Unrealized loss on financial instruments	$(11,028)	$(17,281)	$(32,561)
Change in unfunded benefit obligations	(83,566)	(88,993)	(69,011)
Total accumulated other comprehensive loss	$(94,594)	$(106,274)	$(101,572)

The components of other comprehensive income are:

	Thirteen weeks ended
(in thousands)	October 30, 2010	October 31, 2009
Net earnings from condensed consolidated statements of operations	$25,741	$8,521
Change in unrealized loss on financial instruments	6,253	2,947
Change in unfunded benefit obligations	5,427	—
Other	—	68
Total comprehensive income for the period	$37,421	$11,536

12.       Segment Reporting

We have identified two reportable segments: Specialty Retail stores and Direct Marketing.  The Specialty Retail stores segment aggregates the activities of our Neiman Marcus and Bergdorf Goodman retail stores, including Neiman Marcus Last Call stores.  The Direct Marketing segment conducts both online and print catalog operations under the Neiman Marcus, Bergdorf Goodman, Last Call and Horchow brand names.  Both the Specialty Retail stores and Direct Marketing segments derive their revenues from the sales of high-end fashion apparel, accessories, cosmetics and fragrances from leading designers, precious and fashion jewelry and decorative home accessories.

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

The following tables set forth the information for our reportable segments:

	Thirteen weeks ended
(in thousands)	October 30, 2010	October 31, 2009

REVENUES
Specialty Retail stores	$761,178	$721,619
Direct Marketing	166,070	147,281
Total	$927,248	$868,900

OPERATING EARNINGS
Specialty Retail stores	$107,981	$88,423
Direct Marketing	24,999	21,709
Corporate expenses	(14,050)	(13,639)
Other expenses (1)	(1,757)	(3,330)
Amortization of intangible assets and favorable lease commitments	(17,318)	(18,314)
Total	$99,855	$74,849

CAPITAL EXPENDITURES
Specialty Retail stores	$14,147	$14,181
Direct Marketing	4,264	3,080
Total	$18,411	$17,261

DEPRECIATION EXPENSE
Specialty Retail stores	$27,686	$30,195
Direct Marketing	4,261	3,866
Other	1,775	1,721
Total	$33,722	$35,782

	October 30, 2010	October 31, 2009
ASSETS
Tangible assets of Specialty Retail stores	$1,727,225	$1,783,202
Tangible assets of Direct Marketing	197,005	168,730
Corporate assets:
Intangible assets related to Specialty Retail stores	2,733,525	2,790,095
Intangible assets related to Direct Marketing	454,845	470,538
Other	447,958	428,792
Total	$5,560,558	$5,641,357

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

	October 30, 2010
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$375,108	$748	$—	$375,856
Merchandise inventories	—	832,824	113,078	—	945,902
Other current assets	—	93,359	9,402	—	102,761
Total current assets	—	1,301,291	123,228	—	1,424,519
Property and equipment, net	—	784,879	107,749	—	892,628
Goodwill and intangible assets, net	—	1,461,382	1,726,988	—	3,188,370
Other assets	—	53,291	1,750	—	55,041
Investments in subsidiaries	963,843	1,861,376	—	(2,825,219)	—
Total assets	$963,843	$5,462,219	$1,959,715	$(2,825,219)	$5,560,558
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$241,694	$31,625	$—	$273,319
Accrued liabilities	—	310,667	64,945	—	375,612
Other current liabilities	—	11,664	—	—	11,664
Total current liabilities	—	564,025	96,570	—	660,595
Long-term liabilities:
Long-term debt	—	2,879,721	—	—	2,879,721
Deferred income taxes	—	663,568	—	—	663,568
Other long-term liabilities	—	391,062	1,769	—	392,831
Total long-term liabilities	—	3,934,351	1,769	—	3,936,120
Total shareholders’ equity	963,843	963,843	1,861,376	(2,825,219)	963,843
Total liabilities and shareholders’ equity	$963,843	$5,462,219	$1,959,715	$(2,825,219)	$5,560,558

	July 31, 2010
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$420,163	$844	$—	$421,007
Merchandise inventories	—	703,448	87,068	—	790,516
Other current assets	—	136,690	11,909	—	148,599
Total current assets	—	1,260,301	99,821	—	1,360,122
Property and equipment, net	—	795,916	109,910	—	905,826
Goodwill and intangible assets, net	—	1,475,475	1,730,213	—	3,205,688
Other assets	—	58,875	1,771	—	60,646
Investments in subsidiaries	925,373	1,846,159	—	(2,771,532)	—
Total assets	$925,373	$5,436,726	$1,941,715	$(2,771,532)	$5,532,282
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$239,362	$31,416	$—	$270,778
Accrued liabilities	—	298,840	62,616	—	361,456
Other current liabilities	—	30,309	—	—	30,309
Total current liabilities	—	568,511	94,032	—	662,543
Long-term liabilities:
Long-term debt	—	2,879,672	—	—	2,879,672
Deferred income taxes	—	668,647	—	—	668,647
Other long-term liabilities	—	394,523	1,524	—	396,047
Total long-term liabilities	—	3,942,842	1,524	—	3,944,366
Total shareholders’ equity	925,373	925,373	1,846,159	(2,771,532)	925,373
Total liabilities and shareholders’ equity	$925,373	$5,436,726	$1,941,715	$(2,771,532)	$5,532,282

	October 31, 2009
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$318,421	$794	$—	$319,215
Merchandise inventories	—	777,824	98,009	—	875,833
Other current assets	—	113,237	10,734	—	123,971
Total current assets	—	1,209,482	109,537	—	1,319,019
Property and equipment, net	—	854,515	119,115	—	973,630
Goodwill and intangible assets, net	—	1,520,745	1,739,888	—	3,260,633
Other assets	—	86,242	1,833	—	88,075
Investments in subsidiaries	931,498	1,871,910	—	(2,803,408)	—
Total assets	$931,498	$5,542,894	$1,970,373	$(2,803,408)	$5,641,357
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$209,321	$28,651	$—	$237,972
Accrued liabilities	—	293,991	68,368	—	362,359
Total current liabilities	—	503,312	97,019	—	600,331
Long-term liabilities:
Long-term debt	—	2,972,173	—	—	2,972,173
Deferred income taxes	—	690,970	—	—	690,970
Other long-term liabilities	—	444,941	1,444	—	446,385
Total long-term liabilities	—	4,108,084	1,444	—	4,109,528
Total shareholders’ equity	931,498	931,498	1,871,910	(2,803,408)	931,498
Total liabilities and shareholders’ equity	$931,498	$5,542,894	$1,970,373	$(2,803,408)	$5,641,357

	Thirteen weeks ended October 30, 2010
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$760,277	$166,971	$—	$927,248
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	468,179	94,479	—	562,658
Selling, general and administrative expenses (excluding depreciation)	—	194,085	28,903	—	222,988
Income from credit card program, net	—	(8,603)	(690)	—	(9,293)
Depreciation expense	—	30,162	3,560	—	33,722
Amortization of intangible assets and favorable lease commitments	—	14,093	3,225	—	17,318
Operating earnings	—	62,361	37,494	—	99,855
Interest expense, net	—	58,429	1	—	58,430
Intercompany royalty charges (income)	—	46,296	(46,296)	—	—
Equity in (earnings) loss of subsidiaries	(25,741)	(83,789)	—	109,530	—
Earnings (loss) before income taxes	25,741	41,425	83,789	(109,530)	41,425
Income tax expense	—	15,684	—	—	15,684
Net earnings (loss)	$25,741	$25,741	$83,789	$(109,530)	$25,741

	Thirteen weeks ended October 31, 2009
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$715,918	$152,982	$—	$868,900
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	443,554	90,669	—	534,223
Selling, general and administrative expenses (excluding depreciation)	—	191,066	27,753	—	218,819
Income from credit card program , net	—	(11,881)	(1,206)	—	(13,087)
Depreciation expense	—	31,833	3,949	—	35,782
Amortization of intangible assets and favorable lease commitments	—	15,089	3,225	—	18,314
Operating earnings	—	46,257	28,592	—	74,849
Interest expense, net	—	59,364	1	—	59,365
Intercompany royalty charges (income)	—	44,271	(44,271)	—	—
Equity in (earnings) loss of subsidiaries	(8,521)	(72,862)	—	81,383	—
Earnings (loss) before income taxes	8,521	15,484	72,862	(81,383)	15,484
Income tax expense	—	6,963	—	—	6,963
Net earnings (loss)	$8,521	$8,521	$72,862	$(81,383)	$8,521

	Thirteen weeks ended October 30, 2010
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$25,741	$25,741	$83,789	$(109,530)	$25,741
Adjustments to reconcile net earnings (loss) to net cash (used for) provided by operating activities:
Depreciation and amortization expense	—	48,929	6,785	—	55,714
Paid-in-kind interest	—	—	—	—	—
Deferred income taxes	—	(8,353)	—	—	(8,353)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	1,600	266	—	1,866
Intercompany royalty income payable (receivable)	—	46,297	(46,297)	—	—
Equity in (earnings) loss of subsidiaries	(25,741)	(83,789)	—	109,530	—
Changes in operating assets and liabilities, net	—	(50,682)	(43,378)	—	(94,060)
Net cash (used for) provided by operating activities	—	(20,257)	1,165	—	(19,092)
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(17,150)	(1,261)	—	(18,411)
Net cash used for investing activities	—	(17,150)	(1,261)	—	(18,411)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(7,648)	—	—	(7,648)
Net cash used for financing activities	—	(7,648)	—	—	(7,648)
CASH AND CASH EQUIVALENTS
Decrease during the period	—	(45,055)	(96)	—	(45,151)
Beginning balance	—	420,163	844	—	421,007
Ending balance	$—	$375,108	$748	$—	$375,856

	Thirteen weeks ended October 31, 2009
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$8,521	$8,521	$72,862	$(81,383)	$8,521
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	51,437	7,174	—	58,611
Deferred income taxes	—	(8,756)	—	—	(8,756)
Paid-in-kind interest	—	14,362	—	—	14,362
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	4,273	45	—	4,318
Intercompany royalty income payable (receivable)	—	44,271	(44,271)	—	—
Equity in (earnings) loss of subsidiaries	(8,521)	(72,862)	—	81,383	—
Changes in operating assets and liabilities, net	—	(1,921)	(35,321)	—	(37,242)
Net cash provided by operating activities	—	39,325	489	—	39,814
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(16,907)	(354)	—	(17,261)
Net cash used for investing activities	—	(16,907)	(354)	—	(17,261)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(26,763)	—	—	(26,763)
Net cash used for financing activities	—	(26,763)	—	—	(26,763)
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(4,345)	135	—	(4,210)
Beginning balance	—	322,766	659	—	323,425
Ending balance	$—	$318,421	$794	$—	$319,215

14.       Subsequent Event

In November 2010, NMG and certain of its subsidiaries entered into the Amendment of the credit agreement governing NMG’s Senior Secured Term Loan Facility, thereby extending the maturity of approximately $1,064.0 million principal amount of NMG’s existing term loans thereunder.

The extended term loans will mature on April 6, 2016, unless $300.0 million or more aggregate principal amount of NMG’s Senior Notes and Senior Subordinated Notes remain outstanding on July 15, 2015, in which case the extended term loans will mature on that date instead.  The approximately $441.7 million principal amount of existing term loans that were not extended continue to have a maturity of April 6, 2013 (as all of the term loans did prior to the Amendment).

In addition to extending the maturity of a portion of the existing term loans under the Senior Secured Term Loan Facility, the Amendment increases the “applicable margin” used in calculating the interest rate payable to holders of the extended term loans (but does not change the applicable margin used in calculating the interest rate payable to holders of term loans that are not being extended).  Following the Amendment, term loans under the Senior Secured Term Loan Facility (including both the extended and the non-extended term loans) bear interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse AG (the administrative agent), (2) the federal funds effective rate plus 1/2 of 1% and (3) the adjusted one-month LIBOR rate plus 1.00% or (b) a LIBOR rate (for a period equal to the relevant interest period), subject to certain adjustments, in each case plus an applicable margin.

The applicable margin for the extended term loans will be 3.00% for alternate base rate loans and 4.00% for LIBOR rate loans (or if NMG’s consolidated leverage ratio as of the relevant date of determination is less than 5.00 to 1.00, 2.75% for alternate base rate loans and 3.75% for LIBOR rate loans).  The applicable margin for the term loans that were not extended remains 1.00% for alternate base rate loans and 2.00% for LIBOR rate loans (or if NMG’s consolidated leverage ratio as of the relevant date of determination is less than 4.50 to 1.00, 0.75% for alternate base rate loans and 1.75% for LIBOR rate loans).

The Amendment also included provisions permitting NMG (a) to incur debt to refinance the term loans that are not currently being extended (without requiring any further consent under the Senior Secured Term Loan Facility) and (b) to enter into future extensions of any portion of the term loans with the consent of only the lenders electing to extend at that time.

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 31, 2010.  Unless otherwise specified, the meanings of all defined terms in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) are consistent with the meanings of such terms as defined in the Notes to Condensed Consolidated Financial Statements. This discussion contains forward-looking statements.  Please see “Other Matters — Factors That May Affect Future Results” for a discussion of the risks, uncertainties and assumptions relating to our forward-looking statements.

Overview

Neiman Marcus, Inc. (the Company), together with our operating segments and subsidiaries, is a high-end specialty retailer.  Our operations include the Specialty Retail stores segment and the Direct Marketing segment.  The Specialty Retail stores segment consists primarily of Neiman Marcus and Bergdorf Goodman stores.  The Direct Marketing segment conducts both online and print catalog operations under the brand names of Neiman Marcus, Last Call, Bergdorf Goodman and Horchow.

Our fiscal year ends on the Saturday closest to July 31.  All references to the first quarter of fiscal year 2011 relate to the thirteen weeks ended October 30, 2010.  All references to the first quarter of fiscal year 2010 relate to the thirteen weeks ended October 31, 2009.

Fiscal Year 2011 Summary

A summary of our operating results is as follows:

•                  Revenues—Our revenues in the first quarter of fiscal year 2011 were positively impacted by a higher level of customer demand.  As a result, our revenues for the first quarter of fiscal year 2011 were $927.2 million, an increase of 6.7% compared to the first quarter of fiscal year 2010.  Comparable revenues increased by 6.4% in the first quarter of fiscal year 2011.

For Specialty Retail stores, our sales per square foot for the last twelve trailing months were $472 as of October 30, 2010 and $454 as of October 31, 2009.

•                  Cost of goods sold including buying and occupancy costs (excluding depreciation) (COGS)—COGS represented 60.7% of revenues in the first quarter of fiscal year 2011 and 61.5% of revenues in the first quarter of fiscal year 2010.  This decrease in COGS of 0.8% of revenues compared to the prior year fiscal period was primarily due to 1) higher customer demand and higher levels of full-price sales, net of promotional costs and 2) the leveraging of buying and occupancy costs on higher revenues.

•                  Inventories—During the first quarter of fiscal year 2011, we continued to maintain control over inventory.  At October 30, 2010, on-hand inventories totaled $945.9 million, an 8.0% increase from the prior year fiscal period in response to growing customer demand and the planned increase in inventories in certain targeted merchandise categories.  Excluding inventories held by new stores, inventories increased by approximately 7.8%.

•                  Selling, general and administrative expenses (excluding depreciation) (SG&A)—SG&A represented 24.0% of revenues in the first quarter of fiscal year 2011, a net improvement of 1.2% of revenues compared to the first quarter of fiscal year 2010.  The lower levels of SG&A expenses, as a percentage of revenues, primarily reflect 1) lower payroll and related benefits costs, 2) favorable pre-opening expenses and 3) a lower level of spending on corporate initiatives in the current year.

•                  Operating earnings—Total operating earnings in the first quarter of fiscal year 2011 were $99.8 million, or 10.8% of revenues.  Total operating earnings in the first quarter of fiscal year 2010 were $74.8 million, or 8.6% of revenues.  Our operating earnings margin increased by 2.2% of revenues primarily due to:

•            a decrease in COGS by 0.8% of revenues primarily due to higher customer demand, higher levels of full-price sales and the leveraging of buying and occupancy costs;

•            a decrease in SG&A expenses by 1.2% of revenues primarily due to lower payroll and related benefits costs, favorable pre-opening costs and lower spending on corporate initiatives;

•            a decrease in depreciation and amortization expense by 0.7% of revenues reflecting a lower level of capital expenditures in recent years; offset by

•            a decrease in income from our credit card operations by 0.5% of revenues primarily due to the amendment of terms in our amended and extended Program Agreement executed in July 2010.

•                  Liquidity—Net cash used for our operating activities was $19.1 million for the first quarter of fiscal year 2011 compared to net cash provided by our operating activities of $39.8 million for the first quarter of fiscal year 2010.  This increase in net cash used for our operating activities was primarily due to a higher net investment in inventories to support the increase in customer demand in the current year.  We held cash balances of $375.9 million at October 30, 2010 compared to $319.2 million at October 31, 2009.  At October 30, 2010, we had no borrowings outstanding under our Asset-Based Revolving Credit Facility, $17.0 million of outstanding letters of credit and $523.0 million of unused borrowing availability.

•                  Outlook— While economic conditions have continued to improve in recent quarters, we do not anticipate the return of consumer spending to levels achieved in fiscal years 2007 and 2008 in the near-term.  We plan to maintain an appropriate alignment of our inventory levels and purchases with anticipated customer demand.  We believe the cash generated from our operations along with our cash balances and available sources of financing will enable us to meet our cash obligations for the remainder of fiscal year 2011.

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net revenues for the periods indicated.

	Thirteen weeks ended
	October 30, 2010	October 31, 2009

Revenues	100.0%	100.0%
Cost of goods sold including buying and occupancy costs (excluding depreciation)	60.7	61.5
Selling, general and administrative expenses (excluding depreciation)	24.0	25.2
Income from credit card program , net	(1.0)	(1.5)
Depreciation expense	3.6	4.1
Amortization of intangible assets	1.4	1.6
Amortization of favorable lease commitments	0.5	0.5
Operating earnings	10.8	8.6
Interest expense, net	6.3	6.8
Earnings before income taxes	4.5	1.8
Income tax expense	1.7	0.8
Net earnings	2.8%	1.0%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

	Thirteen weeks ended
(in millions, except sales per square foot)	October 30, 2010	October 31, 2009
REVENUES
Specialty Retail stores	$761.1	$721.6
Direct Marketing	166.1	147.3
Total	$927.2	$868.9

OPERATING EARNINGS
Specialty Retail stores	$108.0	$88.4
Direct Marketing	25.0	21.7
Corporate expenses	(14.1)	(13.7)
Other expenses (1)	(1.8)	(3.3)
Amortization of intangible assets and favorable lease commitments	(17.3)	(18.3)
Total	$99.8	$74.8

OPERATING PROFIT MARGIN
Specialty Retail stores	14.2%	12.3%
Direct Marketing	15.1%	14.7%
Total	10.8%	8.6%

CHANGE IN COMPARABLE REVENUES (2)
Specialty Retail stores	5.1%	(14.9)%
Direct Marketing	12.8%	(7.2)%
Total	6.4%	(13.7)%

SALES PER SQUARE FOOT
Specialty Retail stores	$118	$112

STORE COUNT
Neiman Marcus and Bergdorf Goodman full-line stores:
Open at beginning of period	43	42
Opened during the period	—	1
Open at end of period	43	43
Neiman Marcus Last Call stores:
Open at beginning of period	28	27
Opened during the period	—	1
Open at end of period	28	28

NON-GAAP FINANCIAL MEASURE EBITDA (3)	$150.9	$128.9

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

(3)          For an explanation of EBITDA as a measure of our operating performance, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measure-EBITDA.”

Factors Affecting Our Results

Revenues.  We generate our revenues from the sale of high-end merchandise through our Specialty Retail stores and Direct Marketing operation.  Components of our revenues include:

•                  Sales of merchandise—Revenues from our Specialty Retail stores are recognized at the later of the point-of-sale or the delivery of goods to the customer.  Revenues from our Direct Marketing operation are recognized when the merchandise is delivered to the customer.  Revenues are reduced when customers return goods previously purchased.  We maintain reserves for anticipated sales returns primarily based on our historical trends related to returns by both our retail and direct marketing customers.  Revenues exclude sales taxes collected from our customers.

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

In addition, our revenues are seasonal, as discussed below under “Seasonality.”

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS consists of the following components:

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise.  These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor.  Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise.  These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold.  We received vendor allowances of $5.5 million, or 0.6% of revenues, in the first quarter of fiscal year 2011 and $10.1 million, or 1.2% of revenues, in the first quarter of fiscal year 2010.  The amounts of vendor allowances we receive fluctuate based on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during the first quarter of fiscal years 2011 and 2010.

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

Selling, general and administrative expenses (excluding depreciation).  SG&A principally consists of costs related to employee compensation and benefits in the selling and administrative support areas, advertising and catalog costs and insurance and long-term benefits expenses.  A significant portion of our selling, general and administrative expenses are variable in nature and are dependent on the revenues we generate.

Advertising costs consist primarily of 1) print media costs for promotional materials mailed to our customers incurred by our Specialty Retail segment, 2) advertising costs incurred by our Direct Marketing operation related to the production, printing and distribution of our print catalogs and the production of the photographic content for our websites and 3) online marketing costs incurred by our Direct Marketing operation.  We receive advertising allowances from certain of our merchandise vendors.  Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media.  Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned.  Advertising allowances aggregated approximately $16.2 million, or 1.7% of revenues, in the first quarter of fiscal year 2011 and $15.4 million, or 1.8% of revenues, in the first quarter of fiscal year 2010.

We also receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendor’s merchandise.  These allowances are netted against the related compensation expense that we incur.  Amounts received from vendors related to compensation programs were $15.6 million, or 1.7% of revenues, in the first quarter of fiscal year 2011 and $15.5 million, or 1.8% of revenues, in the first quarter of fiscal year 2010.

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

Income from credit card program, net.  Pursuant to a long-term marketing and servicing alliance with HSBC, HSBC offers credit card and non-card payment plans bearing our brands and we receive 1) ongoing payments from HSBC based on net credit card sales and 2) compensation for marketing and servicing activities (HSBC Program Income).  The HSBC Program Income is subject to annual adjustments, both increases and decreases, based upon the overall annual profitability and performance of the credit card portfolio.  We recognize HSBC Program Income when earned.  In the future, the HSBC Program Income may be:

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

Our original program agreement with HSBC expired in July 2010.  We have subsequently entered into an agreement with HSBC to extend the program to July 2015 (renewable thereafter for three-year terms).  We refer to the agreement with HSBC, including the extension, as the Program Agreement.  Based upon current market conditions and the terms of the extended Program Agreement, we believe the future income earned by the Company will be lower than the income earned pursuant to the original Program Agreement and that a higher portion of such future income will be based upon the future profitability and performance of the credit card portfolio.

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

Thirteen Weeks Ended October 30, 2010 Compared to Thirteen Weeks Ended October 31, 2009

Revenues.  Our revenues for the first quarter of fiscal year 2011 of $927.2 million increased by $58.3 million, or 6.7%, from $868.9 million in the first quarter of fiscal year 2010.  The increase in revenues was due to increases in comparable revenues related to a higher level of customer demand.

Comparable revenues for the thirteen weeks ended October 30, 2010 were $924.2 million compared to $868.9 million in the first quarter of fiscal year 2010, representing an increase of 6.4%.  Comparable revenues increased in the first quarter of fiscal year 2011 by 5.1% for Specialty Retail stores and 12.8% for Direct Marketing.  New stores generated revenues of $3.0 million in the first quarter of fiscal year 2011.

Internet revenues generated by Direct Marketing were $139.0 million for the first quarter of fiscal year 2011, an increase of 16.9% compared to the prior year fiscal period.  Catalog revenues decreased 4.6% compared to the prior year fiscal period as our customers continued to migrate toward online retailing in our Direct Marketing operation.

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for the first quarter of fiscal year 2011 were 60.7% of revenues compared to 61.5% of revenues for the first quarter of fiscal year 2010.  The decrease in COGS by 0.8% of revenues in the first quarter of fiscal year 2011 was primarily due to:

•                  increased product margins generated by our Specialty Retail stores of approximately 0.9% primarily due to increases in customer demand and higher levels of full-price sales, net of promotional costs; and

•                  the leveraging of buying and occupancy costs by 0.3% of revenues on higher revenues; offset by

•                  decreased product margins generated by our Direct Marketing operation of approximately 0.5% primarily due to 1) higher net markdowns and 2) lower delivery and processing net revenues.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses as a percentage of revenues decreased to 24.0% of revenues in the first quarter of fiscal year 2011 compared to 25.2% of revenues in the prior year fiscal period.  The net decrease in SG&A expenses by 1.2% of revenues in the first quarter of fiscal year 2011 was primarily due to:

•                  favorable payroll and related costs of approximately 0.8% of revenues, primarily due to the leveraging of these expenses on higher revenues and lower benefits costs incurred;

•                  lower professional fees and other expenses of approximately 0.2% of revenues, incurred primarily in connection with corporate initiatives; and

•                  lower pre-opening costs of approximately 0.3% of revenues, primarily due to the opening of no new stores in the first quarter of fiscal year 2011.

Income from credit card program, net.  We earned HSBC Program Income of $9.3 million, or 1.0% of revenues, in the first quarter of fiscal year 2011 compared to $13.1 million, or 1.5% of revenues, in the first quarter of fiscal year 2010.  We amended and extended our Program Agreement in July 2010.  The decrease in HSBC Program Income in the first quarter of fiscal year 2011 compared to the prior year fiscal period is attributable to the impact of the change in the amended contractual terms of our Program Agreement, which became effective July 2010.

Depreciation expense.  Depreciation expense was $33.7 million, or 3.6% of revenues, in the first quarter of fiscal year 2011 compared to $35.8 million, or 4.1% of revenues, in the first quarter of fiscal year 2010.  The decrease in depreciation resulted primarily from recent lower levels of capital spending.

Amortization expense.  Amortization of intangible assets (primarily customer lists and favorable lease commitments) aggregated $17.3 million, or 1.9% of revenues, in the first quarter of fiscal year 2011 compared to $18.3 million, or 2.1% of revenues, in the first quarter of fiscal year 2010.

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

	Thirteen weeks ended
(in millions)	October 30, 2010	October 31, 2009
Specialty Retail stores	$108.0	$88.4
Direct Marketing	25.0	21.7
Amortization of intangible assets and favorable lease commitments	(17.3)	(18.3)
Corporate expenses	(14.1)	(13.7)
Other expenses	(1.8)	(3.3)
Total operating earnings	$99.8	$74.8

Operating earnings for our Specialty Retail stores segment were $108.0 million, or 14.2% of Specialty Retail stores revenues, for the first quarter of fiscal year 2011 compared to operating earnings of $88.4 million, or 12.3% of Specialty Retail stores revenues, for the prior year fiscal period.  The increase in operating margin as a percentage of revenues was primarily due to:

•                  an increase in customer demand and higher levels of full-price sales, net of promotional costs;

•                  the leveraging of a significant portion of our expenses on the higher level of revenues; and

•                  a lower level of spending for pre-opening costs due to the opening of no new stores in the first quarter of fiscal year 2011; offset by

•                  a lower level of income from our credit card program.

Operating earnings for Direct Marketing were $25.0 million, or 15.1% of Direct Marketing revenues, in the first quarter of fiscal year 2011 compared to $21.7 million, or 14.7% of Direct Marketing revenues, for the prior year fiscal period.  The increase in operating margin as a percentage of revenues for Direct Marketing was primarily the result of:

•                  the leveraging of a significant portion of our expenses on the higher level of revenues; offset by

•                  decreased product margins primarily due to higher net markdowns and lower delivery and processing net revenues; and

•                  a lower level of income from our credit card program.

Interest expense, net.  Net interest expense was $58.4 million, or 6.3% of revenues, in the first quarter of fiscal year 2011 and $59.4 million, or 6.8% of revenues, for the prior year fiscal period.  The significant components of interest expense are as follows:

	Thirteen weeks ended
(in thousands)	October 30, 2010	October 31, 2009

Senior Secured Term Loan Facility	$20,566	$20,786
2028 Debentures	2,226	2,227
Senior Notes	16,744	17,525
Senior Subordinated Notes	12,826	12,826
Amortization of debt issue costs	4,674	4,661
Other , net	1,436	1,561
Capitalized interest	(42)	(221)
Interest expense, net	$58,430	$59,365

Income tax expense.  Our effective income tax rate for the first quarter of fiscal year 2011 was 37.9% compared to 45.0% for the first quarter of fiscal year 2010.  Our effective tax rate for the first quarter of fiscal year 2010 was unfavorably impacted by a lower level of projected earnings for fiscal year 2010.

During the fourth quarter of fiscal year 2010, the Internal Revenue Service (IRS) closed their examination of our fiscal year 2007 federal income tax return with no changes or assessments.  The IRS will begin an examination of our fiscal year 2008 federal income tax return in the second quarter of fiscal year 2011.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2006.  We believe our recorded tax liabilities as of October 30, 2010 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our condensed consolidated financial statements.

Non-GAAP Financial Measure — EBITDA

We present the financial performance measure of earnings before interest, taxes, depreciation and amortization (EBITDA) because we use this measure to monitor and evaluate the performance of our business and believe the presentation of this measure will enhance investors’ ability to analyze trends in our business, evaluate our performance relative to other companies in our industry and evaluate our ability to service our debt.  EBITDA is not a presentation made in accordance with generally accepted accounting principals in the U.S. (GAAP).  Our computation of EBITDA may vary from others in our industry.

The non-GAAP measure of EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the indentures governing NMG’s Senior Secured Asset-Based Revolving Credit Facility, Senior Secured Term Loan Facility, Senior Notes and Senior Subordinated Notes.  EBITDA should not be considered as an alternative to operating earnings or net earnings as a measure of operating performance.  In addition, EBITDA is not presented as and should not be considered as an alternative to cash flows as a measure of liquidity.  EBITDA has important limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.  For example, EBITDA:

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

The following table reconciles earnings as reflected in our condensed consolidated statements of operations prepared in accordance with GAAP to EBITDA:

	Thirteen weeks ended
(dollars in millions)	October 30, 2010	October 31, 2009

Net earnings	$25.7	$8.5
Income tax expense	15.8	6.9
Interest expense, net	58.4	59.4
Depreciation expense	33.7	35.8
Amortization of intangible assets and favorable lease commitments	17.3	18.3
EBITDA	$150.9	$128.9
EBITDA as a percentage of revenues	16.3%	14.8%

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

•                  debt service requirements;

•                  income tax payments; and

•                  obligations related to our defined benefit pension plan (Pension Plan).

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

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of inventories.  We have typically financed the increases in working capital needs during the first and second fiscal quarters with available cash balances, cash flows from operations and, if necessary, with cash provided from borrowings under our credit facilities.  We have made no borrowings under our Asset-Based Revolving Credit Facility during fiscal year 2010 or the first quarter of fiscal year 2011.

We believe that operating cash flows, cash balances, available vendor financing and amounts available pursuant to our senior secured Asset-Based Revolving Credit Facility will be sufficient to fund our operations, anticipated capital expenditure requirements, debt service obligations, contractual obligations and commitments and Pension Plan funding payments through the remainder of fiscal year 2011.

At October 30, 2010, cash and cash equivalents were $375.9 million compared to $319.2 million at October 31, 2009.  Net cash used for our operating activities was $19.1 million for the first quarter of fiscal year 2011 compared to cash provided by our operating activities of $39.8 million for the first quarter of fiscal year 2010.  This change was primarily due to a higher net investment in inventories to support the increase in customer demand in the current year.

Net cash used for investing activities, representing capital expenditures, was $18.4 million in the first quarter of fiscal year 2011 and $17.3 million in the first quarter of fiscal year 2010.  We incurred capital expenditures in the first quarter of fiscal year 2011 related to the construction of our new store in Walnut Creek, California scheduled to open in March 2012.  We incurred significant capital expenditures in the first quarter of fiscal year 2010 related to the construction of our new store in Bellevue (suburban Seattle) which opened in September 2009.  Currently, we project gross capital expenditures for fiscal year 2011 to be approximately $120 to $130 million.  Net of developer contributions, capital expenditures for fiscal year 2011 are projected to be approximately $105 to $115 million.

Net cash used for financing activities was $7.6 million in the first quarter of fiscal year 2011 as compared to $26.8 million in the first quarter of fiscal year 2010.  Pursuant to the terms of our Senior Secured Term Loan Facility, in the first quarter of fiscal year 2011, we prepaid $7.6 million of outstanding borrowings under that facility from excess cash flow, as defined in the credit agreement, that we generated in fiscal year 2010 and in the first quarter of fiscal year 2010, we prepaid $26.6 million of outstanding borrowings under that facility from excess cash flow that we generated in fiscal year 2009.

Financing Structure at October 30, 2010

Our major sources of funds are comprised of vendor financing, a $600.0 million Asset-Based Revolving Credit Facility, a $1,505.7 million Senior Secured Term Loan Facility, $752.5 million Senior Notes, $500.0 million Senior Subordinated Notes, $125.0 million 2028 Debentures and operating leases.

Senior Secured Asset-Based Revolving Credit Facility.  NMG has an asset-based revolving credit facility with a maximum committed borrowing capacity of $600.0 million that matures on January 15, 2013.  The facility also provides an uncommitted accordion feature that allows NMG to request the lenders to provide additional capacity in either the form of increased revolving commitments or incremental term loans, subject to a potential total maximum facility of $800 million.

Availability under the Asset-Based Revolving Credit Facility is subject to a borrowing base.  The Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice.  The borrowing base for the Asset-Based Revolving Credit Facility is equal to at any time the sum of (a) the lesser of (i) 80% of eligible inventory (valued at the lower of cost or market value) and (ii) 85% of the net orderly liquidation value of eligible inventory, and (b) 85% of the amounts owed by credit card processors in respect of eligible credit card accounts constituting proceeds arising from the sale or disposition of inventory, less certain reserves.  Through April 30, 2011 NMG is required to maintain excess availability under the terms of the Asset-Based Revolving Credit Facility of at least the greater of (a) 10% of the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base and (b) $50 million.  After April 30, 2011, if at any time, excess availability is less than the greater of (a) 15% of the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base and (b) $60 million, NMG will be required to maintain a pro forma ratio of consolidated EBITDA to consolidated Fixed Charges (as such terms are defined in the credit agreement) of at least 1.1 to 1.0.  On October 30, 2010, NMG had no borrowings outstanding under this facility, $17.0 million of outstanding letters of credit and $523.0 million of unused borrowing availability.

See Note 3 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 and Note 7 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010 for a further description of the terms of the Asset-Based Revolving Credit Facility.

Senior Secured Term Loan Facility.  In October 2005, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility.  At October 30, 2010, the outstanding balance under the Senior Secured Term Loan Facility was $1,505.7 million.  In November 2010, NMG entered into an amendment and restatement (the Amendment) of the credit agreement governing NMG’s Senior Secured Term Loan Facility, which included the following: (i) an extension of the maturity of approximately $1,064.0 million principal amount of the existing term loans thereunder, (ii) an increase in the interest rate payable to holders of the extended term loans, (iii) the ability to incur additional debt to refinance the non-extended term loans and (iv) certain other modifications to the Senior Secured Term Loan Facility.  For a more detailed description of the Amendment, see Note 14 of the Notes to Condensed Consolidated Financial Statements.

The extended term loans will mature on April 6, 2016, unless $300.0 million or more aggregate principal amount of NMG’s Senior Notes and Senior Subordinated Notes remain outstanding on July 15, 2015, in which case the extended term loans will mature on that date instead.  The approximately $441.7 million principal amount of existing term loans that were not extended continue to have a maturity of April 6, 2013 (as all of the term loans did prior to the Amendment).

At October 30, 2010 (prior to the Amendment), borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus ½ of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 2.29% at October 30, 2010.  The applicable margin is subject to adjustment based on contractually defined debt coverage ratios.  At October 30, 2010, the applicable margin with respect to base rate borrowings was 1.00% and the applicable margin with respect to LIBOR borrowings was 2.00%.  For a description of interest payable on the term loans after giving effect to the Amendment, see “Subsequent Event.”

The credit agreement governing the Senior Secured Term Loan Facility requires NMG to prepay outstanding term loans with 50% (which percentage will be reduced to 25% if NMG’s total leverage ratio is less than a specified ratio and will be reduced to 0% if NMG’s total leverage ratio is less than a specified ratio) of its annual excess cash flow (as defined in the credit agreement).  For fiscal year 2010, NMG was required to prepay $92.6 million of our outstanding term loans pursuant to the annual excess cash flow requirements.  Of such amount, NMG paid $85.0 million in the fourth quarter of fiscal year 2010 and $7.6 million in the first quarter of fiscal year 2011.

See Note 3 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 and Note 7 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010 for a further description of the terms of the Senior Secured Term Loan Facility (prior to the Amendment).

2028 Debentures.  NMG has outstanding $125.0 million aggregate principal amount of its 7.125% 2028 Debentures.  NMG’s 2028 Debentures mature on June 1, 2028.

See Note 3 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 and Note 7 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010 for a further description of the terms of the 2028 Debentures.

Senior Notes.  NMG has outstanding $752.5 million aggregate principal amount of 9.0% / 9.75% Senior Notes under a senior indenture (Senior Indenture).  NMG’s Senior Notes mature on October 15, 2015.  Prior to October 15, 2010, NMG could, at its option, elect to pay interest on the Senior Notes entirely in cash (Cash Interest) or entirely by increasing the principal amount of the outstanding Senior Notes by issuing additional Senior Notes (PIK Interest).  Cash Interest on the Senior Notes accrues at the rate of 9% per annum.  PIK Interest on the Senior Notes accrues at the rate of 9.75% per annum.  We negotiated for the right to include the PIK feature in our Senior Notes because of our belief that this feature could be a useful tool to enhance liquidity under appropriate circumstances.  In the second quarter of fiscal year 2009, given the dislocation in the financial markets and the uncertainty as to when reasonable conditions would return, we believed that it was appropriate to utilize this feature, even though we had unused borrowing capacity under our $600.0 million Asset-Based Revolving Credit Facility.  Accordingly, we elected to pay non-cash interest for the three quarterly interest periods ending on October 14, 2009 and to make such interest payments with the issuance of additional Senior Notes at the non-cash interest rate of 9.75% instead of paying interest in cash.  As a result, the original principal amount of Senior Notes of $700.0 million increased by $17.1 million in April 2009, $17.4 million in July 2009 and $17.9 million in October 2009.  We have elected to pay cash interest since the first quarter of fiscal year 2010.  After October 15, 2010, we are required to make all interest payments on the Senior Notes entirely in cash.

See Note 3 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 and Note 7 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010 for a further description of the terms of the Senior Notes.

Senior Subordinated Notes.  NMG has outstanding $500.0 million aggregate principal amount of 10.375% Senior Subordinated Notes under a senior subordinated indenture (Senior Subordinated Indenture).  NMG’s Senior Subordinated Notes mature on October 15, 2015.

See Note 3 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 and Note 7 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010 for a further description of the terms of the Senior Subordinated Notes.

Interest Rate Swaps.  In connection with the Acquisition, we obtained $2,575.0 million of floating rate debt agreements, of which $2,125.0 million was outstanding at the Acquisition date and $1,505.7 million was outstanding at October 30, 2010.  Effective December 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  These swap agreements hedge a portion of our contractual floating rate interest commitments through the expiration of the agreements in December 2010.  As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.947% to 6.979% per quarter through December 2010 and result in an average fixed rate of 6.963%.  The interest rate swaps expire in December 2010.

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

Subsequent Event

In November 2010, NMG and certain of its subsidiaries entered into the Amendment of the credit agreement governing NMG’s Senior Secured Term Loan Facility, thereby extending the maturity of approximately $1,064.0 million principal amount of NMG’s existing term loans thereunder.

The extended term loans will mature on April 6, 2016, unless $300.0 million or more aggregate principal amount of NMG’s Senior Notes and Senior Subordinated Notes remain outstanding on July 15, 2015, in which case the extended term loans will mature on that date instead.  The approximately $441.7 million principal amount of existing term loans that were not extended continue to have a maturity of April 6, 2013 (as all of the term loans did prior to the Amendment).

In addition to extending the maturity of a portion of the existing term loans under the Senior Secured Term Loan Facility, the Amendment increases the “applicable margin” used in calculating the interest rate payable to holders of the extended term loans (but does not change the applicable margin used in calculating the interest rate payable to holders of term loans that are not being extended).  Following the Amendment, term loans under the Senior Secured Term Loan Facility (including both the extended and the non-extended term loans) bear interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse AG (the administrative agent), (2) the federal funds effective rate plus ½ of 1% and (3) the adjusted one-month LIBOR rate plus 1.00% or (b) a LIBOR rate (for a period equal to the relevant interest period), subject to certain adjustments, in each case plus an applicable margin.

The applicable margin for the extended term loans will be 3.00% for alternate base rate loans and 4.00% for LIBOR rate loans (or if NMG’s consolidated leverage ratio as of the relevant date of determination is less than 5.00 to 1.00, 2.75% for alternate base rate loans and 3.75% for LIBOR rate loans).  The applicable margin for the term loans that were not extended remains 1.00% for alternate base rate loans and 2.00% for LIBOR rate loans (or if NMG’s consolidated leverage ratio as of the relevant date of determination is less than 4.50 to 1.00, 0.75% for alternate base rate loans and 1.75% for LIBOR rate loans).

The Amendment also included provisions permitting NMG (a) to incur debt to refinance the term loans that are not currently being extended (without requiring any further consent under the Senior Secured Term Loan Facility) and (b) to enter into future extensions of any portion of the term loans with the consent of only the lenders electing to extend at that time.

OTHER MATTERS

Factors That May Affect Future Results

Matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “plan,” “predict,” “expect,” “estimate,” “intend,” “would,” “could,” “should,” “anticipate,” “believe,” “project” or “continue.” We make these forward-looking statements based on our expectations and beliefs concerning future events, as well as currently available data.  While we believe there is a reasonable basis for our forward-looking statements, they involve a number of risks and uncertainties.  Therefore, these statements are not guarantees of future performance and you should not place undue reliance on them.  A variety of factors could cause our actual results to differ materially from the anticipated or expected results expressed in our forward-looking statements.  Factors that could affect future performance include, but are not limited, to:

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

•                  restrictions on the terms and conditions of the indebtedness under our Senior Secured Credit Facilities may place on our ability to respond to changes in our business or to take certain actions;

Other Factors

•                  the impact of funding requirements related to our Pension Plan;

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

•                  the design and implementation of new information systems as well as enhancements of existing systems; and

•                  other risks, uncertainties and factors set forth in this Quarterly Report on Form 10-Q, including those set forth in Part II - Item 1A, “Risk Factors.”

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business.  Except to the extent required by law, we undertake no obligation to update or revise (publicly or otherwise) any forward-looking statements to reflect subsequent events, new information or future circumstances.

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions about future events.  These estimates and assumptions affect amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the accompanying Condensed Consolidated Financial Statements.  Our current estimates are subject to change if different assumptions as to the outcome of future events were made.  We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances.  We make adjustments to our assumptions and judgments when facts and circumstances dictate.  Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates we used in preparing the accompanying Condensed Consolidated Financial Statements.

See Note 1 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 for a summary of our critical accounting policies.  A complete description of our critical accounting policies is included in our Annual Report to Shareholders on Form 10-K for the fiscal year ended July 31, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments represents the potential loss arising from adverse changes in interest rates.  The Company does not enter into derivative financial instruments for trading purposes.  The Company seeks to manage exposure to adverse interest rate changes through its normal operating and financing activities.  The Company is exposed to interest rate risk through its borrowing activities, which are described in Note 3 of the Notes to Condensed Consolidated Financial Statements.

In connection with the Acquisition, NMG obtained $2,575.0 million of floating rate debt agreements, of which $2,125.0 million was outstanding at the Acquisition date and $1,505.7 million was outstanding under its Senior Secured Term Loan Facility at October 30, 2010.  In addition, as of October 30, 2010, NMG had no borrowings outstanding under its Asset-Based Revolving Credit Facility.  Future borrowings under NMG’s Asset-Based Revolving Facility, to the extent of outstanding borrowings, would be affected by interest rate changes.

Effective December 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  These swap agreements hedge a portion of our contractual floating rate interest commitments through the expiration of the agreements in December 2010.  As a result of the swap agreements, NMG’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will currently range from 6.947% to 6.979% per quarter through December 2010 and result in an average fixed rate of 6.963%.  We believe that a 1% increase in interest rates relating to the portion of our floating rate debt that is not hedged would increase annual interest expense by approximately $0.4 million (prior to the expiration of the interest rate swap agreements) during the second quarter of fiscal year 2011.

Effective January 2010, NMG entered into interest rate cap agreements for an aggregate notional amount of $500.0 million in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness once the interest rate swap expires in December 2010.  The interest rate cap agreements commence in December 2010 and expire in December 2012.  Pursuant to the interest rate cap agreements, NMG has capped LIBOR at 2.50% through December 2012 with respect to the $500.0 million notional amount of such agreements.  In the event LIBOR is less than 2.50%, NMG will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than 2.50%, NMG will pay interest at the capped rate of 2.50%.  As of October 30, 2010, LIBOR was 0.25375%.  We believe that a 1% increase in LIBOR would increase our annual interest expense by approximately $10 million (subsequent to the expiration of the interest rate swap agreements) during fiscal year 2011.

The effects of changes in the U.S. equity and bond markets serve to increase or decrease the value of pension plan assets, resulting in increased or decreased cash funding by the Company.  The Company seeks to manage exposure to adverse equity and bond returns by maintaining diversified investment portfolios and utilizing professional investment managers.

ITEM 4.  CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation as of October 30, 2010, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the design and operating effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b. Changes in Internal Control over Financial Reporting.

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. No change occurred in our internal controls over financial reporting during the quarter ended

October 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

NEIMAN MARCUS, INC.

PART II

ITEM 1.           LEGAL PROCEEDINGS

On April 30, 2010, a Class Action Complaint for Injunction and Equitable Relief was filed in the United States District Court for the Central District of California by Sheila Monjazeb, individually and on behalf of other members of the general public similarly situated, against the Company, Newton Holding, LLC, TPG Capital, L.P. and Warburg Pincus, LLC.  On July 12, 2010, all defendants except for the Company were dismissed without prejudice, and on August 20, 2010, this case was refiled in the Superior Court of California for San Francisco County.  This complaint, along with a similar class action lawsuit originally filed by Bernadette Tanguilig in 2007, alleges that the Company has engaged in various violations of the California Labor Code and Business and Professions Code, including without limitation (1) asking employees to work “off the clock,” (2) failing to provide meal and rest breaks to its employees, (3) improperly calculating deductions on paychecks delivered to its employees, and (4) failing to provide a chair or allow employees to sit during shifts.  The plaintiffs in these matters seek certification of their cases as class actions, reimbursement for past wages and temporary, preliminary and permanent injunctive relief preventing defendant from allegedly continuing to violate the laws cited in their complaints.  We intend to vigorously defend our interests in these matters.  Currently, we cannot reasonably estimate the amount of loss, if any, arising from these matters.  However, we do not currently believe the resolution of these matters will have a material adverse impact on our financial position.  We will continue to evaluate these matters based on subsequent events, new information and future circumstances.

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

We are highly leveraged.  As of October 30, 2010, the principal amount of NMG’s total indebtedness was approximately $2,883.4 million, the unused borrowing availability under the $600.0 million Asset-Based Revolving Credit Facility was $523.0 million and the outstanding letters of credit were $17.0 million.  As of October 30, 2010, NMG had no borrowings outstanding under this facility.  NMG’s substantial indebtedness, combined with its lease and other financial obligations and contractual commitments, could have other important consequences.  For example, it could:

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

In addition, NMG’s interest expense could increase if interest rates increase because the entire amount of the indebtedness under the senior secured credit facilities bears interest at floating rates.  As of October 30, 2010, NMG had approximately $1,505.7 million principal amount of floating rate debt, consisting of outstanding borrowings under the Senior Secured Term Loan Facility.

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

We have a marketing and servicing alliance with HSBC Bank Nevada, N.A. and HSBC Private Label Corporation (collectively referred to as HSBC).  Pursuant to the agreement with HSBC, HSBC offers proprietary credit card accounts to our customers under both the “Neiman Marcus” and “Bergdorf Goodman” brand names.  Our original program agreement with HSBC expired in July 2010.  We have subsequently entered into an agreement with HSBC to extend the program to July 2015 (renewable thereafter for three-year terms).  We refer to the agreement with HSBC, including the extension, as the Program Agreement.

Under the terms of the Program Agreement, HSBC offers credit cards and non-card payment plans and bears substantially all credit risk with respect to sales transacted on the cards bearing our brands.  We receive payments from HSBC based on sales transacted on our proprietary credit cards.  Such payments are subject to annual adjustments, both increases and decreases, based upon the overall annual profitability and performance of the proprietary credit card portfolio.  Based upon current market conditions and the terms of the extended Program Agreement, we believe the future income earned by the Company will be lower than the income earned pursuant to the original Program Agreement and that a higher portion of such future income will be based upon the future profitability and performance of the credit card portfolio.  In addition, we receive payments from HSBC for marketing and servicing activities as we continue to handle key customer service functions, primarily customer inquiries and collections, for HSBC.

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

ITEM 6.        EXHIBITS

2.1

Agreement and Plan of Merger, dated May 1, 2005, among The Neiman Marcus Group, Inc., Newton Acquisition, Inc., and Newton Merger Sub, Inc., incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

2.2

Purchase, Sale and Servicing Transfer Agreement dated as of June 8, 2005, among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., HSBC Bank Nevada, N.A. and HSBC Finance Corporation, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

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

4.2	Form of 7.125% Senior Notes Due 2028, dated May 27, 1998, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

4.3	Senior Indenture dated as of October 6, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc., the Subsidiary Guarantors, and Wells Fargo Bank, National Association, trustee. (1)

4.4

Senior Subordinated Indenture dated as of October 6, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc., the Subsidiary Guarantors, and Wells Fargo Bank, National Association, trustee. (1)

4.5	Form of 9%/9 3/4% Senior Notes due 2015. (1)

4.6	Form of 10 3/8% Senior Subordinated Notes due 2015. (1)

4.7

Registration Rights Agreement dated October 6, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc., the Subsidiary Guarantors, The Neiman Marcus Group, Inc., and the Initial Purchasers. (1)

4.8

First Supplemental Indenture, dated as of July 11, 2006, to the Indenture, dated as of May 27, 1998, among The Neiman Marcus Group, Inc., Neiman Marcus, Inc., and The Bank of New York Trust Company, N.A., as successor trustee, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated July 11, 2006.

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

10.3*

Second Amendment to Letter Agreement dated April 26, 2010 by and between Neiman Marcus, Inc., a Delaware corporation, and Burton M. Tansky incorporated herein by reference to the Company’s Current Report on Form 8-K dated April 28, 2010.

10.4*

Director Services Agreement dated April 26, 2010 by and among Neiman Marcus, Inc., The Neiman Marcus Group, Inc., and Burton M. Tansky, incorporated herein by reference to the Company’s Current Report on Form 8-K dated April 28, 2010.

10.5*

Form of Rollover Agreement by and among The Neiman Marcus Group, Inc., Newton Acquisition, Inc., and certain members of management, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

10.6

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

10.7

Credit Agreement dated as of October 6, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc., The Neiman Marcus Group, Inc., the Subsidiary Guarantors, Credit Suisse, as administrative agent and collateral agent, Credit Suisse and Deutsche Bank Securities Inc. as joint lead arrangers, Banc of America Securities LLC and Goldman Sachs Credit Partners L.P. as co-arrangers, Credit Suisse, Deutsche Bank Securities Inc., Banc of America Securities LLC and Goldman Sachs Credit Partners L.P. as joint bookrunners, Deutsche Bank Securities Inc., Banc of America Securities LLC and Goldman Sachs Credit Partners L.P. as co-syndication agents and the lenders thereunder, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009. (2)

10.8

Credit Agreement dated as of October 6, 2005 as amended and restated as of November 17, 2010, among the lenders thereunder, Credit Suisse, as administrative agent and as collateral agent for the lenders, Neiman Marcus, Inc., The Neiman Marcus Group, Inc. and each subsidiary of The Neiman Marcus Group, Inc. from time to time party thereto, incorporated herein by reference to the Company’s Current Report on Form 8-K dated November 17, 2010. (3)

10.9

Amended and Restated Pledge and Security Agreement dated as of July 15, 2009 by and among The Neiman Marcus Group, Inc., the Company, subsidiaries named therein and Bank of America, N.A., as administrative agent and co-collateral agent, incorporated herein by reference to Neiman Marcus, Inc.’s Current Report on Form 8-K dated July 16, 2009.

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

10.12

Lien Subordination and Intercreditor Agreement dated as of October 6, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc., the Subsidiary Guarantors, Deutsche Bank Trust Company Americas, as revolving facility agent, and Credit Suisse, as term loan agent. (1)

10.13	Form of First Priority Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement from The Neiman Marcus Group, Inc. to Credit Suisse. (1)

10.14	Form of First Priority Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement from The Neiman Marcus Group, Inc. to Credit Suisse. (1)

10.15	Form of Second Priority Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement from The Neiman Marcus Group, Inc. to Deutsche Bank Trust Company Americas. (1)

10.16	Form of Second Priority Leasehold Mortgage, Assignment of Lease and Rents, Security Agreement and Financing Statement from The Neiman Marcus Group, Inc. to Deutsche Bank Trust Company Americas. (1)

10.17*	Newton Acquisition, Inc. Management Equity Incentive Plan, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated December 5, 2005.

10.18*

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

10.24*	Employment Agreement dated April 26, 2010 by and between The Neiman Marcus Group, Inc. and Karen Katz incorporated herein by reference to the Company’s Current Report on Form 8-K dated April 28, 2010.

10.25

Management Services Agreement, dated as of October 6, 2005 among Newton Acquisition Merger Sub, Inc., Newton Acquisition, Inc., TPG GenPar IV, L.P., TPG GenPar III, L.P. and Warburg Pincus LLC, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2006.

10.26

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

10.28

Amended and Restated Credit Card Program Agreement, dated as of September 23, 2010, by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., HSBC Bank Nevada, N.A. and HSB Card Services, Inc., incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010. (2)

10.29

Amended and Restated Servicing Agreement, dated as of September 23, 2010, by and between The Neiman Marcus Group, Inc. and HSBC Bank Nevada, N.A., incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010. (2)

10.30*

Form of Amendment to the Confidentiality, Non-Competition and Termination Benefits Agreement effective as of January 1, 2009 by and between The Neiman Marcus Group, Inc., a Delaware corporation, and certain eligible key employees incorporated herein by reference to Neiman Marcus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.31

Stockholder Agreement, dated as of May 1, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc. and the other parties signatory thereto, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2010.

10.32*	Neiman Marcus, Inc. Cash Incentive Plan amended as of January 21, 2008, incorporated herein by reference to the Neiman Marcus, Inc. Quarterly Report on Form 10-Q for the quarter ended April 26, 2008.

10.33

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

10.35*

The Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan amended and restated effective January 1, 2008, incorporated herein by reference to the Neiman Marcus, Inc. Quarterly Report on Form 10-Q for the quarter ended April 26, 2008.

10.36*

Amendment No. 1 effective as of January 1, 2009 to The Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan incorporated herein by reference to Neiman Marcus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.37

The Neiman Marcus Group, Inc. Supplemental Executive Retirement Plan as amended and restated effective January 1, 2009 incorporated herein by reference to Neiman Marcus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.38

The Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2008, incorporated herein by reference to the Neiman Marcus, Inc. Annual Report on Form 10-K for the fiscal year ended August 2, 2008.

10.39

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

10.41*

Second Amendment to the Neiman Marcus, Inc. Management Equity Incentive Plan effective as of November 16, 2009, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009.

10.42*

Form of Amended and Restated Stock Option Agreement between the Company and certain eligible key employees, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009.

10.43*

Form of Second Amended and Restated Stock Option Grant Agreement between the Company and certain eligible key employees, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009.

10.44*

Employment Agreement dated July 22, 2010 by and among the Company, The Neiman Marcus Group, Inc., and James E. Skinner, incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 28, 2010.

10.45

Employment Agreement dated July 22, 2010 by and among the Company, The Neiman Marcus Group, Inc. and James J. Gold, incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 28, 2010.

10.46

Amendment No. 2 to the Amended and Restated Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan dated July 17, 2010, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

10.47

Amendment No. 1 to The Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan dated July 17, 2010, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

10.48*

Amendment to Employment Agreement effective December 31, 2010 by and between the Company, The Neiman Marcus Group, Inc. and Karen Katz, incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 2, 2010.

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

(3)

Exhibits and schedules relating to the agreement that is filed in this exhibit have not been amended and restated and were filed with Exhibit 10.8 to Neiman Marcus, Inc.’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009 (referenced as Exhibit 10.7 above). Portions thereof were omitted pursuant to a request for confidential treatment.

*	Current management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NEIMAN MARCUS, INC.

(Registrant)

Signature	Title	Date

/s/ T. Dale Stapleton	Senior Vice President	December 7, 2010
T. Dale Stapleton	and Chief Accounting Officer
(on behalf of the registrant and
as principal accounting officer)