Form 10-Q
period 2011-01-29
Neiman Marcus, Inc.
filed 2011-03-11
CIK 1358651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 29, 2011

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

There were 1,014,915 shares of the registrant’s common stock, par value $.01 per share, outstanding at January 29, 2011.

NEIMAN MARCUS, INC.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except shares)	January 29, 2011	July 31, 2010	January 30, 2010

ASSETS
Current assets:
Cash and cash equivalents	$530,716	$421,007	$500,661
Merchandise inventories	772,260	790,516	732,289
Deferred income taxes	21,831	30,755	19,136
Other current assets	86,708	117,844	77,614
Total current assets	1,411,515	1,360,122	1,329,700

Property and equipment, net	882,986	905,826	947,371
Goodwill and intangible assets, net	3,173,293	3,205,688	3,242,317
Other assets	63,411	60,646	80,463
Total assets	$5,531,205	$5,532,282	$5,599,851

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$216,132	$270,778	$190,049
Accrued liabilities	389,512	361,456	370,275
Other current liabilities	—	30,309	45,479
Total current liabilities	605,644	662,543	605,803

Long-term liabilities:
Long-term debt	2,879,769	2,879,672	2,972,222
Deferred income taxes	656,356	668,647	684,185
Deferred real estate credits	103,221	96,093	98,493
Other long-term liabilities	294,758	299,954	296,287
Total long-term liabilities	3,934,104	3,944,366	4,051,187

Common stock (par value $0.01 per share, 5,000,000 shares authorized and 1,014,915 shares issued and outstanding at January 29, 2011 and 1,013,082 at July 31, 2010 and January 30, 2010)	10	10	10
Additional paid-in capital	1,434,676	1,434,321	1,428,513
Accumulated other comprehensive loss	(87,313)	(106,274)	(97,301)
Accumulated deficit	(355,916)	(402,684)	(388,361)
Total shareholders’ equity	991,457	925,373	942,861
Total liabilities and shareholders’ equity	$5,531,205	$5,532,282	$5,599,851

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Thirteen weeks ended
(in thousands)	January 29, 2011	January 30, 2010

Revenues	$1,171,559	$1,102,361
Cost of goods sold including buying and occupancy costs (excluding depreciation)	793,661	761,485
Selling, general and administrative expenses (excluding depreciation)	253,707	237,581
Income from credit card program, net	(12,195)	(16,572)
Depreciation expense	32,145	34,422
Amortization of intangible assets	10,607	13,845
Amortization of favorable lease commitments	4,469	4,469

Operating earnings	89,165	67,131

Interest expense, net	55,248	59,004

Earnings before income taxes	33,917	8,127

Income tax expense	12,890	4,163

Net earnings	$21,027	$3,964

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Twenty-Six weeks ended
(in thousands)	January 29, 2011	January 30, 2010

Revenues	$2,098,807	$1,971,261
Cost of goods sold including buying and occupancy costs (excluding depreciation)	1,356,319	1,295,709
Selling, general and administrative expenses (excluding depreciation)	476,694	456,397
Income from credit card program, net	(21,488)	(29,659)
Depreciation expense	65,867	70,205
Amortization of intangible assets	23,456	27,691
Amortization of favorable lease commitments	8,939	8,939

Operating earnings	189,020	141,979

Interest expense, net	113,678	118,369

Earnings before income taxes	75,342	23,610

Income tax expense	28,574	11,125

Net earnings	$46,768	$12,485

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Twenty-Six weeks ended
(in thousands)	January 29, 2011	January 30, 2010

CASH FLOWS - OPERATING ACTIVITIES
Net earnings	$46,768	$12,485
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	106,891	115,922
Paid-in-kind interest	—	14,362
Deferred income taxes	(15,695)	(18,318)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	617	2,568
	138,581	127,019
Changes in operating assets and liabilities:
Merchandise inventories	18,256	34,543
Other current assets	31,136	47,446
Other assets	(6,508)	3,330
Accounts payable and accrued liabilities	(27,368)	14,859
Deferred real estate credits	10,402	5,184
Net cash provided by operating activities	164,499	232,381

CASH FLOWS — INVESTING ACTIVITIES
Capital expenditures	(41,235)	(28,382)
Net cash used for investing activities	(41,235)	(28,382)

CASH FLOWS — FINANCING ACTIVITIES
Repayment of borrowings under senior term loan facility	(7,648)	(26,617)
Repayment of borrowings	—	(146)
Debt issuance costs paid	(5,907)	—
Net cash used for financing activities	(13,555)	(26,763)

CASH AND CASH EQUIVALENTS
Increase during the period	109,709	177,236
Beginning balance	421,007	323,425
Ending balance	$530,716	$500,661

Supplemental Schedule of Cash Flow Information

Cash paid (received) during the period for:
Interest	$108,899	$90,634
Income taxes	$580	$(13,355)

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

The specialty retail industry is seasonal in nature, with a higher level of sales typically generated in the fall and holiday selling seasons.  Due to seasonal and other factors, the results of operations for the second quarter of fiscal year 2011 are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

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

Our fiscal year ends on the Saturday closest to July 31.  All references to the second quarter of fiscal year 2011 relate to the thirteen weeks ended January 29, 2011.  All references to the second quarter of fiscal year 2010 relate to the thirteen weeks ended January 30, 2010.  All references to year-to-date fiscal 2011 relate to the twenty-six weeks ended January 29, 2011.  All references to year-to-date fiscal 2010 relate to the twenty-six weeks ended January 30, 2010.

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

Fair Value Measurements.  Under generally accepted accounting principles, we are required 1) to measure certain assets and liabilities at fair value or 2) to disclose the fair value of certain assets and liabilities recorded at cost.  Pursuant to these fair value measurement and disclosure requirements, fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability.  The fair value is calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.  In addition, the fair value of liabilities includes consideration of non-performance risk, including our own credit risk and the fair value of assets includes consideration of the counterparty’s non-performance risk.  Each fair value measurement is reported in one of the following three levels:

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

At January 29, 2011, July 31, 2010 and January 30, 2010, the fair values of cash and cash equivalents, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments.  See Notes 3 and 4 of the Notes to Condensed Consolidated Financial Statements for the estimated fair values of our long-term debt and derivative financial instruments.

2.              Goodwill and Intangible Assets, Net

(in thousands)	January 29, 2011	July 31, 2010	January 30, 2010

Goodwill	$1,263,433	$1,263,433	$1,263,433
Tradenames	1,233,625	1,234,180	1,234,735
Customer lists, net	291,488	314,389	341,524
Favorable lease commitments, net	384,747	393,686	402,625
Goodwill and intangible assets, net	$3,173,293	$3,205,688	$3,242,317

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

2012	$50,123
2013	47,436
2014	46,881
2015	46,615
2016	40,484

3.              Long-term Debt

The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	January 29, 2011	July 31, 2010	January 30, 2010

Senior Secured Term Loan Facility	variable	$1,505,735	$1,513,383	$1,598,383
2028 Debentures	7.125%	121,589	121,492	121,394
Senior Notes	9.0%/9.75%	752,445	752,445	752,445
Senior Subordinated Notes	10.375%	500,000	500,000	500,000
Total debt		2,879,769	2,887,320	2,972,222
Less: current portion of Senior Secured Term Loan Facility		—	(7,648)	—
Long-term debt		$2,879,769	$2,879,672	$2,972,222

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

Availability under the Asset-Based Revolving Credit Facility is subject to a borrowing base.  The Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice.  The borrowing base for the Asset-Based Revolving Credit Facility is equal to at any time the sum of (a) the lesser of (i) 80% of eligible inventory (valued at the lower of cost or market value) and (ii) 85% of the net orderly liquidation value of eligible inventory, and (b) 85% of the amounts owed by credit card processors in respect of eligible credit card accounts constituting proceeds arising from the sale or disposition of inventory, less certain reserves.  Through April 30, 2011, NMG is required to maintain excess availability under the terms of the Asset-Based Revolving Credit Facility of at least the greater of (a) 10% of the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base and (b) $50 million.  After April 30, 2011, if at any time, excess availability is less than the greater of (a) 15% of the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base and (b) $60 million, NMG will be required to maintain a pro forma ratio of consolidated EBITDA to consolidated Fixed Charges (as such terms are defined in the credit agreement) of at least 1.1 to 1.0.  On January 29, 2011, NMG had no borrowings outstanding under this facility, $17.0 million of outstanding letters of credit and $500.6 million of unused borrowing availability.

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

All obligations under the Asset-Based Revolving Credit Facility are guaranteed by the Company and certain of NMG’s existing and future domestic subsidiaries.  All obligations under NMG’s Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of the Company, NMG and the subsidiaries that have guaranteed the Asset-Based Revolving Credit Facility (subsidiary guarantors). As of January 29, 2011, there were no assets or liabilities held by non-guarantor subsidiaries.

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

Senior Secured Term Loan Facility.  In October 2005, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility.  At January 29, 2011, the outstanding balance under the Senior Secured Term Loan Facility was $1,505.7 million.  In November 2010, NMG entered into an amendment and restatement (the Amendment) of the credit agreement governing NMG’s Senior Secured Term Loan Facility, which included the following: (i) an extension of the maturity of approximately $1,064.2 million principal amount of the existing term loans thereunder, (ii) an increase in the interest rate payable to holders of the extended term loans, (iii) the ability to incur additional debt to refinance the non-extended term loans and (iv) certain other modifications to the Senior Secured Term Loan Facility.

The extended term loans will mature on April 6, 2016, unless $300.0 million or more aggregate principal amount of NMG’s Senior Notes and Senior Subordinated Notes remain outstanding on July 15, 2015, in which case the extended term loans will mature on that date instead.  The approximately $441.5 million principal amount of existing term loans that were not extended continue to have a maturity of April 6, 2013 (as all of the term loans did prior to the Amendment).

In addition to extending the maturity of a portion of the existing term loans under the Senior Secured Term Loan Facility, the Amendment increased the “applicable margin” used in calculating the interest rate payable to holders of the extended term loans (but did not change the applicable margin used in calculating the interest rate payable to holders of term loans that were not extended).  Following the Amendment, term loans under the Senior Secured Term Loan Facility (including both the extended and the non-extended term loans) bear interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse AG (the administrative agent), (2) the federal funds effective rate plus 1/2 of 1% and (3) the adjusted one-month LIBOR rate plus 1.00% or (b) a LIBOR rate (for a period equal to the relevant interest period), subject to certain adjustments, in each case plus an applicable margin.

At January 29, 2011, the applicable margin for the extended term loans is 3.00% for alternate base rate loans and 4.00% for LIBOR rate loans (or if NMG’s consolidated leverage ratio as of the relevant date of determination is less than 5.0 to 1.0, 2.75% for alternate base rate loans and 3.75% for LIBOR rate loans).  At January 29, 2011, the applicable margin for the term loans that were not extended remains 1.00% for alternate base rate loans and 2.00% for LIBOR rate loans (or if NMG’s consolidated leverage ratio as of the relevant date of determination is less than 4.5 to 1.0, 0.75% for alternate base rate loans and 1.75% for LIBOR rate loans).  The weighted average interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 3.71% at January 29, 2011.

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

The fair value of the Senior Secured Term Loan Facility was approximately $1,505.7 million at January 29, 2011, $1,426.4 million at July 31, 2010 and $1,454.5 million at January 30, 2010 based on prevailing market rates.

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

The fair value of the 2028 Debentures was approximately $115.6 million at January 29, 2011, $114.1 million at July 31, 2010 and $109.4 million at January 30, 2010 based on quoted market prices.

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

The fair value of NMG’s Senior Notes was approximately $789.1 million at January 29, 2011, $767.5 million at July 31, 2010 and $731.8 million at January 30, 2010 based on quoted market prices.

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

The fair value of NMG’s Senior Subordinated Notes was approximately $528.8 million at January 29, 2011, $517.5 million at July 31, 2010 and $491.3 million at January 30, 2010 based on quoted market prices.

Maturities of Long-Term Debt.  At January 29, 2011, annual maturities of long-term debt during the next five fiscal years and thereafter are as follows (in millions):

2012	$—
2013	441.5
2014	—
2015	—
2016	2,316.7
Thereafter	121.6

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

Interest expense.  The significant components of interest expense are as follows:

	Thirteen weeks ended		Twenty-Six weeks ended
(in thousands)	January 29, 2011	January 30, 2010	January 29, 2011	January 30, 2010

Senior Secured Term Loan Facility	$17,617	$20,787	$38,183	$41,573
2028 Debentures	2,202	2,207	4,428	4,433
Senior Notes	16,930	16,744	33,674	34,269
Senior Subordinated Notes	12,969	12,969	25,795	25,795
Amortization of debt issue costs	3,956	4,679	8,629	9,340
Other, net	1,661	1,618	3,098	3,152
Capitalized interest	(87)	—	(129)	(193)
Interest expense, net	$55,248	$59,004	$113,678	$118,369

4.              Derivative Financial Instruments

Interest Rate Swaps.  In connection with the Acquisition, we obtained $2,575.0 million of floating rate debt agreements, of which $2,125.0 million was outstanding at the Acquisition date and $1,505.7 million was outstanding at January 29, 2011.  Effective December 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  These swap agreements hedged a portion of our contractual floating rate interest commitments through the expiration of the agreements in December 2010.

As of the effective date, NMG designated the interest rate swaps as cash flow hedges.  As cash flow hedges, unrealized gains on our outstanding interest rate swaps are recognized as assets while unrealized losses are recognized as liabilities.  Our interest rate swap agreements were highly, but not perfectly, correlated to the changes in interest rates to which we were exposed.  As a result, unrealized gains and losses on our interest rate swap agreements were designated as effective or ineffective.  The effective portion of such gains or losses were recorded as a component of accumulated other comprehensive loss while the ineffective portion of such gains or losses were recorded as a component of interest expense.

In addition, we realized a gain or loss on our interest rate swap agreements in connection with each required interest payment on our floating rate indebtedness.  These realized gains or losses were reclassified from accumulated other comprehensive loss to interest expense.  The realized gains and losses effectively adjusted the contractual interest requirements pursuant to the terms of our floating rate indebtedness to the interest requirements at the fixed rates established in the interest rate swaps agreements.  The cash flows from our interest rate swaps were recorded in operating activities in the condensed consolidated statements of cash flows.

Interest Rate Caps.  Effective January 2010, NMG entered into interest rate cap agreements for an aggregate notional amount of $500.0 million in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness once the interest rate swap expired in December 2010.  The interest rate cap agreements commenced in December 2010 and will expire in December 2012.  Pursuant to the interest rate cap agreements, NMG has capped LIBOR at 2.50% through December 2012 with respect to the $500.0 million notional amount of such agreements.  In the event LIBOR is less than 2.50%, NMG will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than 2.50%, NMG will pay interest at the capped rate of 2.50%.

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

Fair Value.  The fair values of the interest rate swaps and interest rate caps are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (Level 2).  A summary of the recorded assets (liabilities) with respect to our derivative financial instruments included in our condensed consolidated balance sheets is as follows:

(in thousands)	January 29, 2011	July 31, 2010	January 30, 2010

Interest rate caps (included in other long-term assets)	$606	$1,040	$6,114

Interest rate swaps (included in other current liabilities)	$—	$(22,661)	$(45,479)

Accumulated other comprehensive loss, net of taxes	$3,747	$17,281	$28,290

A summary of the recorded amounts related to our interest rate swaps reflected in our condensed consolidated statements of operations are as follows:

	Thirteen weeks ended		Twenty-Six weeks ended
(in thousands)	January 29, 2011	January 30, 2010	January 29, 2011	January 30, 2010

Realized hedging losses — included in interest expense, net	$11,675	$11,422	$23,249	$22,520

Ineffective hedging losses — included in interest expense, net	$140	$213	$104	$429

The amount of losses recorded in other comprehensive loss at January 29, 2011 that is expected to be reclassified into interest expense in the next twelve months, if interest rates remain unchanged, is approximately $2.2 million.

5.              Employee Benefit Plans

Description of Benefit Plans.  We maintain defined contribution plans consisting of a retirement savings plan (RSP), a defined contribution supplemental executive retirement plan (Defined Contribution SERP Plan) and a 401(k) Plan.  Effective January 1, 2011, we transferred the remaining participants’ balances in our 401(k) Plan to our RSP as a result of our ongoing efforts to restructure our long-term benefits programs.  As of January 1, 2011, employees make contributions to the RSP and we match an employee’s contribution up to a maximum of 6% of the employee’s compensation subject to statutory limitations for a potential maximum match of 75% of employee contributions.

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

Obligations for our employee benefit plans, included in other long-term liabilities, are as follows:

(in thousands)	January 29, 2011	July 31, 2010	January 30, 2010

Pension Plan	$153,109	$161,760	$159,156
SERP Plan	97,485	96,406	94,040
Postretirement Plan	17,058	17,914	17,855
	267,652	276,080	271,051
Less: current portion	(5,568)	(5,574)	(5,069)
Long-term portion of benefit obligations	$262,084	$270,506	$265,982

As of January 29, 2011, we have $83.6 million (net of taxes of $54.3 million) of adjustments to our benefit obligations recorded as increases to accumulated other comprehensive loss.

Costs of Benefits.  The components of the expenses we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Thirteen weeks ended		Twenty-Six weeks ended
(in thousands)	January 29, 2011	January 30, 2010	January 29, 2011	January 30, 2010
Pension Plan:
Service cost	$—	$1,429	$—	$2,857
Interest cost	6,054	6,329	12,108	12,659
Expected return on plan assets	(6,553)	(6,463)	(13,106)	(12,925)
Net amortization of losses	544	282	1,088	564
Pension Plan expense	$45	$1,577	$90	$3,155

SERP Plan:
Service cost	$—	$171	$—	$342
Interest cost	1,230	1,377	2,460	2,755
SERP Plan expense	$1,230	$1,548	$2,460	$3,097

Postretirement Plan:
Service cost	$15	$18	$30	$36
Interest cost	218	254	436	508
Net amortization of prior service cost	(389)	(172)	(778)	(343)
Net amortization of losses	172	90	345	179
Postretirement Plan expense	$16	$190	$33	$380

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

6.              Income Taxes

Our effective income tax rate for the second quarter of fiscal year 2011 was 38.0% compared to 51.2% for the second quarter of fiscal year 2010.  Our effective income tax rate for year-to-date fiscal 2011 was 37.9% compared to 47.1% for year-to-date fiscal 2010.  Our effective income tax rates for both the second quarter and year-to-date period of fiscal year 2010 were unfavorably impacted by the relative significance of non-taxable income and non-deductible expenses to our estimated taxable loss for fiscal year 2010.

At January 29, 2011, the gross amount of unrecognized tax benefits was $6.0 million, all of which would impact our effective tax rate, if recognized.  We classify interest and penalties as a component of income tax expense and our liability for accrued interest and penalties was $6.4 million as of January 29, 2011.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  During the fourth quarter of fiscal year 2010, the IRS closed their examination of our fiscal year 2007 federal income tax return with no changes or assessments.  The IRS began an examination of our fiscal year 2008 federal income tax return in the second quarter of fiscal year 2011.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2006.

We believe our recorded tax liabilities as of January 29, 2011 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our condensed consolidated financial statements.

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

In connection with the Modification Transactions, we incurred additional compensation charges aggregating $1.7 million in the second quarter of fiscal year 2010 and $3.4 million in the third quarter of fiscal year 2010 to recognize the excess of the post-modification fair value of vested options over the pre-modification fair value of such options.

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

During the year-to-date fiscal 2011 period, we granted 10,000 Fixed Price Options with a weighted average grant date fair value of $807 per option and we granted 650 Accreting Options with a weighted average grant date fair value of $720 per option.  During the year-to-date fiscal 2010 period, we granted 3,395 Accreting Options with a weighted average grant date fair value of $462 per option and we granted 3,395 Fixed Price Options with a weighted average grant date fair value of $541 per option.

We recognize compensation expense for stock options on a straight-line basis over the vesting period.  We recognized non-cash stock compensation expense of $2.0 million in year-to-date fiscal 2011 and $2.4 million in year-to-date fiscal 2010, which is included in selling, general and administrative expenses.

8.              Transactions with Sponsors

Pursuant to a management services agreement with affiliates of the Sponsors, and in exchange for ongoing consulting and management advisory services that are provided to us by the Sponsors and their affiliates, affiliates of the Sponsors receive an aggregate annual management fee equal to the lesser of (i) 0.25% of our consolidated annual revenues or (ii) $10 million.  Affiliates of the Sponsors also receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with services provided pursuant to the agreement.  These management fees are payable quarterly in arrears.  We recorded management fees of $5.2 million during year-to-date fiscal 2011 and $4.9 million during year-to-date fiscal 2010, which are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

The management services agreement also provides that affiliates of the Sponsors may receive future fees in connection with certain future financing and acquisition or disposition transactions.  The management services agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

9.              Income from Credit Card Program, Net

We have a marketing and servicing alliance with HSBC Bank Nevada, N.A. and HSBC Private Label Corporation (collectively referred to as HSBC).  Pursuant to the agreement with HSBC, HSBC offers proprietary credit card accounts to our customers under both the “Neiman Marcus” and “Bergdorf Goodman” brand names.  Our original program agreement with HSBC expired in July 2010.  We have entered into an agreement with HSBC to amend and extend the program to July 2015 (renewable thereafter for three-year terms).  We refer to the agreement with HSBC, including the extension, as the Program Agreement.

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

10.       Commitments and Contingencies

Long-term Incentive Plan.  We have a long-term incentive plan (Long-term Incentive Plan) that provides for a cash incentive payable to certain employees upon a change of control, as defined, subject to the attainment of certain performance objectives.  Performance objectives and targets are based on cumulative EBITDA (as defined in the plan) percentages for rolling three year periods beginning in fiscal year 2006.  Earned awards for each completed performance period will be credited to a book account and will earn interest at a contractually defined annual rate until the award is paid.  Awards will be paid upon a change of control, as defined, or an initial public offering, as defined, subject to the requirement that, in each case, the internal rate of return to the Sponsors is positive.  As of January 29, 2011, the vested participant balance in the Long-Term Incentive Plan aggregated $6.4 million.

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

Other.  We had approximately $17.0 million of outstanding irrevocable letters of credit relating to purchase commitments and insurance and other liabilities at January 29, 2011.  We had approximately $3.2 million in surety bonds at January 29, 2011 relating primarily to merchandise imports and state sales tax and utility requirements.

11.       Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss, net of taxes:

(in thousands)	January 29, 2011	July 31, 2010	January 30, 2010

Unrealized loss on financial instruments	$(3,747)	$(17,281)	$(28,290)
Change in unfunded benefit obligations	(83,566)	(88,993)	(69,011)
Total accumulated other comprehensive loss	$(87,313)	$(106,274)	$(97,301)

The components of other comprehensive income are:

	Twenty-Six weeks ended
(in thousands)	January 29, 2011	January 30, 2010
Net earnings from condensed consolidated statements of operations	$46,768	$12,485
Change in unrealized loss on financial instruments	13,534	7,218
Change in unfunded benefit obligations	5,427	—
Other	—	68
Total comprehensive income for the period	$65,729	$19,771

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

The following tables set forth the information for our reportable segments:

	Thirteen weeks ended		Twenty-Six weeks ended
(in thousands)	January 29, 2011	January 30, 2010	January 29, 2011	January 30, 2010

REVENUES
Specialty Retail Stores	$936,454	$881,138	$1,697,633	$1,602,757
Direct Marketing	235,105	221,223	401,174	368,504
Total	$1,171,559	$1,102,361	$2,098,807	$1,971,261

OPERATING EARNINGS
Specialty Retail Stores	$85,133	$66,485	$193,114	$154,907
Direct Marketing	36,168	40,725	61,167	62,434
Corporate expenses	(17,060)	(15,372)	(31,109)	(29,010)
Other expenses (1)	—	(6,393)	(1,757)	(9,722)
Amortization of intangible assets and favorable lease commitments	(15,076)	(18,314)	(32,395)	(36,630)
Total	$89,165	$67,131	$189,020	$141,979

CAPITAL EXPENDITURES
Specialty Retail Stores	$19,446	$8,575	$33,593	$22,756
Direct Marketing	3,378	2,546	7,642	5,626
Total	$22,824	$11,121	$41,235	$28,382

DEPRECIATION EXPENSE
Specialty Retail Stores	$26,428	$28,921	$54,115	$59,116
Direct Marketing	3,949	3,732	8,210	7,598
Other	1,768	1,769	3,542	3,491
Total	$32,145	$34,422	$65,867	$70,205

	January 29, 2011	January 30, 2010
ASSETS
Tangible assets of Specialty Retail Stores	$1,605,132	$1,634,726
Tangible assets of Direct Marketing	162,748	143,966
Corporate assets:
Intangible assets related to Specialty Retail Stores	2,721,803	2,775,749
Intangible assets related to Direct Marketing	451,490	466,568
Other	590,032	578,842
Total	$5,531,205	$5,599,851

(1)          Other expenses consists primarily of costs (primarily professional fees and severance) incurred in connection with corporate initiatives and cost reductions.

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

	January 29, 2011
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$529,996	$720	$—	$530,716
Merchandise inventories	—	683,348	88,912	—	772,260
Other current assets	—	98,430	10,109	—	108,539
Total current assets	—	1,311,774	99,741	—	1,411,515
Property and equipment, net	—	777,364	105,622	—	882,986
Goodwill and intangible assets, net	—	1,449,529	1,723,764	—	3,173,293
Other assets	—	61,682	1,729	—	63,411
Investments in subsidiaries	991,457	1,820,904	—	(2,812,361)	—
Total assets	$991,457	$5,421,253	$1,930,856	$(2,812,361)	$5,531,205
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$187,812	$28,320	$—	$216,132
Accrued liabilities	—	309,662	79,850	—	389,512
Other current liabilities	—	—	—	—	—
Total current liabilities	—	497,474	108,170	—	605,644
Long-term liabilities:
Long-term debt	—	2,879,769	—	—	2,879,769
Deferred income taxes	—	656,356	—	—	656,356
Other long-term liabilities	—	396,197	1,782	—	397,979
Total long-term liabilities	—	3,932,322	1,782	—	3,934,104
Total shareholders’ equity	991,457	991,457	1,820,904	(2,812,361)	991,457
Total liabilities and shareholders’ equity	$991,457	$5,421,253	$1,930,856	$(2,812,361)	$5,531,205

	July 31, 2010
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$420,163	$844	$—	$421,007
Merchandise inventories	—	703,448	87,068	—	790,516
Other current assets	—	136,690	11,909	—	148,599
Total current assets	—	1,260,301	99,821	—	1,360,122
Property and equipment, net	—	795,916	109,910	—	905,826
Goodwill and intangible assets, net	—	1,475,475	1,730,213	—	3,205,688
Other assets	—	58,875	1,771	—	60,646
Investments in subsidiaries	925,373	1,846,159	—	(2,771,532)	—
Total assets	$925,373	$5,436,726	$1,941,715	$(2,771,532)	$5,532,282
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$239,362	$31,416	$—	$270,778
Accrued liabilities	—	298,840	62,616	—	361,456
Other current liabilities	—	30,309	—	—	30,309
Total current liabilities	—	568,511	94,032	—	662,543
Long-term liabilities:
Long-term debt	—	2,879,672	—	—	2,879,672
Deferred income taxes	—	668,647	—	—	668,647
Other long-term liabilities	—	394,523	1,524	—	396,047
Total long-term liabilities	—	3,942,842	1,524	—	3,944,366
Total shareholders’ equity	925,373	925,373	1,846,159	(2,771,532)	925,373
Total liabilities and shareholders’ equity	$925,373	$5,436,726	$1,941,715	$(2,771,532)	$5,532,282

	January 30, 2010
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$500,011	$650	$—	$500,661
Merchandise inventories	—	651,279	81,010	—	732,289
Other current assets	—	84,942	11,808	—	96,750
Total current assets	—	1,236,232	93,468	—	1,329,700
Property and equipment, net	—	831,184	116,187	—	947,371
Goodwill and intangible assets, net	—	1,505,654	1,736,663	—	3,242,317
Other assets	—	78,650	1,813	—	80,463
Investments in subsidiaries	942,861	1,834,019	—	(2,776,880)	—
Total assets	$942,861	$5,485,739	$1,948,131	$(2,776,880)	$5,599,851
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$161,882	$28,167	$—	$190,049
Accrued liabilities	—	285,797	84,478	—	370,275
Other current liabilities	—	45,479	—	—	45,479
Total current liabilities	—	493,158	112,645	—	605,803
Long-term liabilities:
Long-term debt	—	2,972,222	—	—	2,972,222
Deferred income taxes	—	684,185	—	—	684,185
Other long-term liabilities	—	393,313	1,467	—	394,780
Total long-term liabilities	—	4,049,720	1,467	—	4,051,187
Total shareholders’ equity	942,861	942,861	1,834,019	(2,776,880)	942,861
Total liabilities and shareholders’ equity	$942,861	$5,485,739	$1,948,131	$(2,776,880)	$5,599,851

	Thirteen weeks ended January 29, 2011
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$978,319	$193,240	$—	$1,171,559
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	659,780	133,881	—	793,661
Selling, general and administrative expenses (excluding depreciation)	—	223,543	30,164	—	253,707
Income from credit card program, net	—	(11,206)	(989)	—	(12,195)
Depreciation expense	—	28,674	3,471	—	32,145
Amortization of intangible assets and favorable lease commitments	—	11,851	3,225	—	15,076
Operating earnings	—	65,677	23,488	—	89,165
Interest expense, net	—	55,247	1	—	55,248
Intercompany royalty charges (income)	—	55,863	(55,863)	—	—
Equity in (earnings) loss of subsidiaries	(21,027)	(79,350)	—	100,377	—
Earnings (loss) before income taxes	21,027	33,917	79,350	(100,377)	33,917
Income tax expense	—	12,890	—	—	12,890
Net earnings (loss)	$21,027	$21,027	$79,350	$(100,377)	$21,027

	Thirteen weeks ended January 30, 2010
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$931,514	$170,847	$—	$1,102,361
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	644,390	117,095	—	761,485
Selling, general and administrative expenses (excluding depreciation)	—	208,441	29,140	—	237,581
Income from credit card program, net	—	(15,248)	(1,324)	—	(16,572)
Depreciation expense	—	30,694	3,728	—	34,422
Amortization of intangible assets and favorable lease commitments	—	15,089	3,225	—	18,314
Operating earnings	—	48,148	18,983	—	67,131
Interest expense, net	—	59,003	1	—	59,004
Intercompany royalty charges (income)	—	53,786	(53,786)	—	—
Equity in (earnings) loss of subsidiaries	(3,964)	(72,768)	—	76,732	—
Earnings (loss) before income taxes	3,964	8,127	72,768	(76,732)	8,127
Income tax expense	—	4,163	—	—	4,163
Net earnings (loss)	$3,964	$3,964	$72,768	$(76,732)	$3,964

	Twenty-Six weeks ended January 29, 2011
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,738,596	$360,211	$—	$2,098,807
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,127,921	228,398	—	1,356,319
Selling, general and administrative expenses (excluding depreciation)	—	417,662	59,032	—	476,694
Income from credit card program, net	—	(19,808)	(1,680)	—	(21,488)
Depreciation expense	—	58,837	7,030	—	65,867
Amortization of intangible assets and favorable lease commitments	—	25,946	6,449	—	32,395
Operating earnings	—	128,038	60,982	—	189,020
Interest expense, net	—	113,676	2	—	113,678
Intercompany royalty charges (income)	—	102,159	(102,159)	—	—
Equity in (earnings) loss of subsidiaries	(46,768)	(163,139)	—	209,907	—
Earnings (loss) before income taxes	46,768	75,342	163,139	(209,907)	75,342
Income tax expense	—	28,574	—	—	28,574
Net earnings (loss)	$46,768	$46,768	$163,139	$(209,907)	$46,768

	Twenty-Six weeks ended January 30, 2010
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,647,431	$323,830	$—	$1,971,261
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,087,945	207,764	—	1,295,709
Selling, general and administrative expenses (excluding depreciation)	—	399,504	56,893	—	456,397
Income from credit card program, net	—	(27,129)	(2,530)	—	(29,659)
Depreciation expense	—	62,528	7,677	—	70,205
Amortization of intangible assets and favorable lease commitments	—	30,180	6,450	—	36,630
Operating earnings	—	94,403	47,576	—	141,979
Interest expense, net	—	118,368	1	—	118,369
Intercompany royalty charges (income)	—	98,057	(98,057)	—	—
Equity in (earnings) loss of subsidiaries	(12,485)	(145,632)	—	158,117	—
Earnings (loss) before income taxes	12,485	23,610	145,632	(158,117)	23,610
Income tax expense	—	11,125	—	—	11,125
Net earnings (loss)	$12,485	$12,485	$145,632	$(158,117)	$12,485

	Twenty-Six weeks ended January 29, 2011
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$46,768	$46,768	$163,139	$(209,907)	$46,768
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	93,412	13,479	—	106,891
Deferred income taxes	—	(15,695)	—	—	(15,695)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	317	300	—	617
Intercompany royalty income payable (receivable)	—	102,159	(102,159)	—	—
Equity in (earnings) loss of subsidiaries	(46,768)	(163,139)	—	209,907	—
Changes in operating assets and liabilities, net	—	98,001	(72,083)	—	25,918
Net cash provided by operating activities	—	161,823	2,676	—	164,499
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(38,435)	(2,800)	—	(41,235)
Net cash used for investing activities	—	(38,435)	(2,800)	—	(41,235)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(7,648)	—	—	(7,648)
Debt issuance costs paid	—	(5,907)	—	—	(5,907)
Net cash used for financing activities	—	(13,555)	—	—	(13,555)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	109,833	(124)	—	109,709
Beginning balance	—	420,163	844	—	421,007
Ending balance	$—	$529,996	$720	$—	$530,716

	Twenty-Six weeks ended January 30, 2010
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$12,485	$12,485	$145,632	$(158,117)	$12,485
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	101,795	14,127	—	115,922
Paid-in-kind interest	—	14,362	—	—	14,362
Deferred income taxes	—	(18,318)	—	—	(18,318)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	2,480	88	—	2,568
Intercompany royalty income payable (receivable)	—	98,057	(98,057)	—	—
Equity in (earnings) loss of subsidiaries	(12,485)	(145,632)	—	158,117	—
Changes in operating assets and liabilities, net	—	165,707	(60,345)	—	105,362
Net cash provided by operating activities	—	230,936	1,445	—	232,381
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(26,928)	(1,454)	—	(28,382)
Net cash used for investing activities	—	(26,928)	(1,454)	—	(28,382)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(26,763)	—	—	(26,763)
Net cash used for financing activities	—	(26,763)	—	—	(26,763)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	177,245	(9)	—	177,236
Beginning balance	—	322,766	659	—	323,425
Ending balance	$—	$500,011	$650	$—	$500,661

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

The Company, together with our operating segments and subsidiaries, is a high-end specialty retailer.  Our operations include the Specialty Retail Stores segment and the Direct Marketing segment.  The Specialty Retail Stores segment consists primarily of Neiman Marcus and Bergdorf Goodman stores.  The Direct Marketing segment conducts both online and print catalog operations under the brand names of Neiman Marcus, Last Call, Bergdorf Goodman and Horchow.

Our fiscal year ends on the Saturday closest to July 31.  All references to the second quarter of fiscal year 2011 relate to the thirteen weeks ended January 29, 2011.  All references to the second quarter of fiscal year 2010 relate to the thirteen weeks ended January 30, 2010.  All references to year-to-date fiscal 2011 relate to the twenty-six weeks ended January 29, 2011.  All references to year-to-date fiscal 2010 relate to the twenty-six weeks ended January 30, 2010.

Fiscal Year 2011 Summary

A summary of our operating results is as follows:

•                  Revenues—Our revenues in the second quarter and year-to-date period of fiscal year 2011 were positively impacted by a higher level of customer demand.  As a result, our revenues for the second quarter of fiscal year 2011 were $1,171.6 million, an increase of 6.3% compared to the second quarter of fiscal year 2010.  Comparable revenues increased by 6.0% in the second quarter of fiscal year 2011.

Our revenues for year-to-date fiscal 2011 were $2,098.8 million, an increase of 6.5% compared to the prior year reflecting an increase in comparable revenues of 6.2%.

For Specialty Retail Stores, our sales per square foot for the last twelve trailing months were $482 as of January 29, 2011, $472 as of October 30, 2010 and $453 as of January 30, 2010.

•                  Cost of goods sold including buying and occupancy costs (excluding depreciation) (COGS)—COGS represented 67.7% of revenues in the second quarter of fiscal year 2011, an improvement of 1.4% of revenues compared to the second quarter of fiscal year 2010.  COGS represented 64.6% of revenues in year-to-date fiscal 2011, an improvement of 1.1% of revenues compared to year-to-date fiscal 2010.  This decrease in COGS was primarily due to 1) higher levels of full-price sales and lower promotions costs and 2) the leveraging of buying and occupancy costs on higher revenues.

•                  Inventories—During the second quarter of fiscal year 2011, we continued to closely manage inventory.  At January 29, 2011, on-hand inventories totaled $772.3 million, a 5.5% increase from the prior year fiscal period in response to growing customer demand and the planned increase in inventories in certain targeted merchandise categories.  Excluding inventories held by new stores, inventories increased by approximately 5.2%.

•                  Selling, general and administrative expenses (excluding depreciation) (SG&A)—SG&A represented 21.7% of revenues in the second quarter of fiscal year 2011, a slight increase of 0.1% of revenues compared to the second quarter of fiscal year 2010.  SG&A represented 22.7% of revenues in year-to-date fiscal 2011, a net improvement of 0.5% of revenues compared to year-to-date fiscal 2010.  The lower level of SG&A expenses in year-to-date fiscal 2011, as a percentage of revenues, primarily reflects 1) lower payroll and related benefits costs and 2) a lower level of aggregate spending on professional fees and corporate initiatives, offset by 3) higher marketing and selling costs.

•                  Operating earnings—Total operating earnings in the second quarter of fiscal year 2011 were $89.2 million, or 7.6% of revenues.  Total operating earnings in the second quarter of fiscal year 2010 were $67.1 million or 6.1% of revenues.  Our operating earnings margin increased by 1.5% of revenues primarily due to:

•            a decrease in COGS by 1.4% of revenues primarily due to higher levels of full-price sales, lower promotions costs and the leveraging of buying and occupancy costs; and

•            a decrease in depreciation and amortization expense by 0.8% of revenues reflecting a lower level of capital expenditures in recent years and lower amortization of short-lived intangible assets; offset by

•            a decrease in income from our credit card operations by 0.5% of revenues primarily due to the amendment of terms in our amended and extended Program Agreement executed in July 2010.

Total operating earnings in year-to-date fiscal 2011 were $189.0 million, or 9.0% of revenues compared to $142.0 million, or 7.2% in year-to-date fiscal 2010.  Operating earnings margin increased by 1.8% of revenues in year-to-date fiscal 2011 primarily due to:

•            a decrease in COGS by 1.1% of revenues primarily due to higher levels of full-price sales, lower promotions costs and the leveraging of buying and occupancy costs;

•            a decrease in SG&A expenses by 0.5% of revenues primarily due to lower payroll and related benefits costs, a lower level of aggregate spending on professional fees and corporate initiatives, offset by higher spending on marketing and selling costs; and

•            a decrease in depreciation and amortization expense by 0.9% of revenues reflecting a lower level of capital expenditures in recent years and lower amortization of short-lived intangible assets; offset by

•            a decrease in income from our credit card operations by 0.5% of revenues primarily due to the amendment of terms in our amended and extended Program Agreement executed in July 2010.

•                  Liquidity—Net cash provided by our operating activities was $164.5 million in year-to-date fiscal 2011 compared to $232.4 million in year-to-date fiscal 2010.  Cash provided by our operating activities in year-to-date fiscal 2010 was positively impacted by actions taken to align on-hand inventory levels to customer demand.  We held cash balances of $530.7 million at January 29, 2011 compared to $500.7 million at January 30, 2010.  At January 29, 2011, we had no borrowings outstanding under our Asset-Based Revolving Credit Facility, $17.0 million of outstanding letters of credit and $500.6 million of unused borrowing availability.

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

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net revenues for the periods indicated.

	Thirteen weeks ended		Twenty-Six weeks ended
	January 29, 2011	January 30, 2010	January 29, 2011	January 30, 2010

Revenues	100.0%	100.0%	100.0%	100.0%

Cost of goods sold including buying and occupancy costs (excluding depreciation)	67.7	69.1	64.6	65.7
Selling, general and administrative expenses (excluding depreciation)	21.7	21.6	22.7	23.2
Income from credit card program, net	(1.0)	(1.5)	(1.0)	(1.5)
Depreciation expense	2.7	3.1	3.1	3.6
Amortization of intangible assets	0.9	1.3	1.1	1.4
Amortization of favorable lease commitments	0.4	0.4	0.4	0.5
Operating earnings	7.6	6.1	9.0	7.2
Interest expense, net	4.7	5.4	5.4	6.0
Earnings before income taxes	2.9	0.7	3.6	1.2
Income tax expense	1.1	0.4	1.4	0.6
Net earnings	1.8%	0.4%	2.2%	0.6%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

	Thirteen weeks ended		Twenty-Six weeks ended
(in millions, except sales per square foot)	January 29, 2011	January 30, 2010	January 29, 2011	January 30, 2010
REVENUES
Specialty Retail Stores	$936.5	$881.2	$1,697.6	$1,602.8
Direct Marketing	235.1	221.2	401.2	368.5
Total	$1,171.6	$1,102.4	$2,098.8	$1,971.3

OPERATING EARNINGS
Specialty Retail Stores	$85.1	$66.5	$193.1	$154.9
Direct Marketing	36.2	40.7	61.2	62.4
Corporate expenses	(17.0)	(15.4)	(31.1)	(29.0)
Other expenses (1)	—	(6.4)	(1.8)	(9.7)
Amortization of intangible assets and favorable lease commitments	(15.1)	(18.3)	(32.4)	(36.6)
Total	$89.2	$67.1	$189.0	$142.0

OPERATING PROFIT MARGIN
Specialty Retail Stores	9.1%	7.5%	11.4%	9.7%
Direct Marketing	15.4%	18.4%	15.2%	16.9%
Total	7.6%	6.1%	9.0%	7.2%

CHANGE IN COMPARABLE REVENUES (2)
Specialty Retail Stores	6.0%	(0.6)%	5.6%	(7.6)%
Direct Marketing	6.3%	5.9%	8.9%	0.3%
Total	6.0%	0.6%	6.2%	(6.2)%

SALES PER SQUARE FOOT
Specialty Retail Stores	$146	$137	$264	$249

STORE COUNT
Neiman Marcus and Bergdorf Goodman full-line stores:
Open at beginning of period	43	43	43	42
Opened during the period	—	—	—	1
Open at end of period	43	43	43	43
Neiman Marcus Last Call stores:
Open at beginning of period	28	28	28	27
Opened during the period	2	—	2	1
Open at end of period	30	28	30	28

NON-GAAP FINANCIAL MEASURE EBITDA (3)	$136.4	$119.9	$287.3	$248.8

(1)          Other expenses consists primarily of costs (primarily professional fees and severance) incurred in connection with corporate initiatives and cost reductions.

(2)          Comparable revenues include 1) revenues derived from our retail stores open for more than fifty two weeks, including stores that have been relocated or expanded and 2) revenues from our Direct Marketing operation.

(3)          For an explanation of EBITDA as a measure of our operating performance, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measure - EBITDA.”

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise.  These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor.  Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise.  These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold.  We received vendor allowances of $46.2 million, or 2.2% of revenues, in year-to-date fiscal 2011 and

$40.8 million, or 2.1% of revenues, in year-to-date fiscal 2010.  The amounts of vendor allowances we receive fluctuate based on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during year-to-date fiscal 2011 and 2010.

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

•                  factors affecting revenues generally, including pricing and promotional strategies, product offerings and other actions taken by competitors;

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

Advertising costs consist primarily of 1) print media costs for promotional materials mailed to our customers incurred by our Specialty Retail segment, 2) advertising costs incurred by our Direct Marketing operation related to the production, printing and distribution of our print catalogs and the production of the photographic content for our websites and 3) online marketing costs incurred by our Direct Marketing operation.  We receive advertising allowances from certain of our merchandise vendors.  Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media.  Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned.  Advertising allowances aggregated approximately $28.0 million, or 1.3% of revenues, in year-to-date fiscal 2011 and $26.1 million, or 1.3% of revenues, in year-to-date fiscal 2010.

We also receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendor’s merchandise.  These allowances are netted against the related compensation expense that we incur.  Amounts received from vendors related to compensation programs were $30.4 million, or 1.5% of revenues, in year-to-date fiscal 2011 and $31.4 million, or 1.6% of revenues, in year-to-date fiscal 2010.

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

Our original program agreement with HSBC expired in July 2010.  We have entered into an agreement with HSBC to amend and extend the program to July 2015 (renewable thereafter for three-year terms).  We refer to the agreement with HSBC, including the extension, as the Program Agreement.  Based upon current market conditions and the terms of the extended Program Agreement, we believe the future income earned by the Company will be lower than the income earned pursuant to the original Program Agreement and that a higher portion of such future income will be based upon the future profitability and performance of the credit card portfolio.

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

Thirteen Weeks Ended January 29, 2011 Compared to Thirteen Weeks Ended January 30, 2010

Revenues.  Our revenues for the second quarter of fiscal year 2011 of $1,171.6 million increased by $69.2 million, or 6.3%, from $1,102.4 million in the second quarter of fiscal year 2010.  The increase in revenues was due to increases in comparable revenues related to a higher level of customer demand.  New stores generated revenues of $2.7 million in the second quarter of fiscal year 2011.

Comparable revenues for the thirteen weeks ended January 29, 2011 were $1,168.9 million compared to $1,102.4 million in the second quarter of fiscal year 2010, representing an increase of 6.0%.  The increase in comparable revenues for our

Specialty Retail Stores in the second quarter of fiscal year 2011 of 6.0% represented an improvement to the 5.1% increase generated in the first quarter of fiscal year 2011.  However, revenue growth for Direct Marketing of 6.3% in the second quarter of fiscal year 2011 was below the 12.8% increase generated in the first quarter of fiscal year 2011.

Internet revenues generated by Direct Marketing were $202.9 million for the second quarter of fiscal year 2011, an increase of 7.2% compared to the prior year fiscal period.  Catalog revenues increased 0.9% compared to the prior year fiscal period.

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for the second quarter of fiscal year 2011 were 67.7% of revenues compared to 69.1% of revenues for the second quarter of fiscal year 2010.  The decrease in COGS by 1.4% of revenues in the second quarter of fiscal year 2011 was primarily due to:

•                  increased product margins of approximately 0.9% of revenues due to higher levels of full-price sales and lower net markdowns and promotions costs in our Specialty Retail Stores; and

•                  the leveraging of buying and occupancy costs by 0.5% of revenues on higher revenues; partially offset by

•                  higher markdowns by our Direct Marketing operation in response to lower than anticipated customer demand and lower delivery and processing net revenues.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses as a percentage of revenues increased to 21.7% of revenues in the second quarter of fiscal year 2011 compared to 21.6% of revenues in the prior year fiscal period.  The net increase in SG&A expenses by 0.1% of revenues in the second quarter of fiscal year 2011 was primarily due to:

•                  higher marketing and selling costs of approximately 0.3% of revenues; offset by

•                  lower professional fees and expenses incurred primarily in connection with corporate initiatives of approximately 0.3% of revenues.

Income from credit card program, net.  We earned HSBC Program Income of $12.2 million, or 1.0% of revenues, in the second quarter of fiscal year 2011 compared to $16.6 million, or 1.5% of revenues, in the second quarter of fiscal year 2010.  We amended and extended our Program Agreement in July 2010.  The decrease in HSBC Program Income in the second quarter of fiscal year 2011 compared to the prior year fiscal period is attributable to the impact of the change in the amended contractual terms of our Program Agreement, which became effective July 2010.

Depreciation expense.  Depreciation expense was $32.1 million, or 2.7% of revenues, in the second quarter of fiscal year 2011 compared to $34.4 million, or 3.1% of revenues, in the second quarter of fiscal year 2010.  The decrease in depreciation resulted primarily from recent lower levels of capital spending.

Amortization expense.  Amortization of intangible assets (primarily customer lists and favorable lease commitments) aggregated $15.1 million, or 1.3% of revenues, in the second quarter of fiscal year 2011 compared to $18.3 million, or 1.7% of revenues, in the second quarter of fiscal year 2010.  The decrease in amortization is primarily due to certain short-lived intangible assets becoming fully amortized.

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

	Thirteen weeks ended
(in millions)	January 29, 2011	January 30, 2010
Specialty Retail Stores	$85.1	$66.5
Direct Marketing	36.2	40.7
Amortization of intangible assets and favorable lease commitments	(15.1)	(18.3)
Corporate expenses	(17.0)	(15.4)
Other expenses	—	(6.4)
Total operating earnings	$89.2	$67.1

Operating earnings for our Specialty Retail Stores segment were $85.1 million, or 9.1% of Specialty Retail Stores revenues, for the second quarter of fiscal year 2011 compared to operating earnings of $66.5 million, or 7.5% of Specialty Retail Stores revenues, for the prior year fiscal period.  The increase in operating margin as a percentage of revenues was primarily due to:

•                  higher levels of full-price sales and lower promotions costs; and

•                  the leveraging of a significant portion of our expenses on the higher level of revenues; offset by

•                  a lower level of income from our credit card program.

Operating earnings for Direct Marketing were $36.2 million, or 15.4% of Direct Marketing revenues, in the second quarter of fiscal year 2011 compared to $40.7 million, or 18.4% of Direct Marketing revenues, for the prior year fiscal period.  The decrease in operating margin as a percentage of revenues for Direct Marketing was primarily the result of:

•                  decreased product margins primarily due to higher net markdowns and lower delivery and processing net revenues;

•                  higher marketing and advertising costs; and

•                  a lower level of income from our credit card program.

Other expenses of $6.4 million in the second quarter of fiscal year 2010 consist primarily of costs (professional fees and severance) incurred in connection with corporate initiatives and cost reductions.

Interest expense, net. Net interest expense was $55.2 million, or 4.7% of revenues, in the second quarter of fiscal year 2011 and $59.0 million, or 5.4% of revenues, for the prior year fiscal period. The significant components of interest expense are as follows:

	Thirteen weeks ended
(in thousands)	January 29, 2011	January 30, 2010

Senior Secured Term Loan Facility	$17,617	$20,787
2028 Debentures	2,202	2,207
Senior Notes	16,930	16,744
Senior Subordinated Notes	12,969	12,969
Amortization of debt issue costs	3,956	4,679
Other, net	1,661	1,618
Capitalized interest	(87)	—
Interest expense, net	$55,248	$59,004

Income tax expense.  Our effective income tax rate for the second quarter of fiscal year 2011 was 38.0% compared to 51.2% for the second quarter of fiscal year 2010.  Our effective income tax rate for the second quarter of fiscal year 2010 was unfavorably impacted by the relative significance of non-taxable income and non-deductible expenses to our estimated taxable loss for fiscal year 2010.

During the fourth quarter of fiscal year 2010, the Internal Revenue Service (IRS) closed their examination of our fiscal year 2007 federal income tax return with no changes or assessments.  The IRS began an examination of our fiscal year 2008 federal income tax return in the second quarter of fiscal year 2011.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2006.  We believe our recorded tax liabilities as of January 29, 2011 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our condensed consolidated financial statements.

Twenty-Six Weeks Ended January 29, 2011 Compared to Twenty-Six Weeks Ended January 30, 2010

Revenues.  Our revenues for year-to-date fiscal 2011 of $2,098.8 million increased by $127.5 million, or 6.5%, from $1,971.3 million in year-to-date fiscal 2010.  The increase in revenues was due to increases in comparable revenues related to a higher level of customer demand.  New stores generated revenues of $5.7 million in year-to-date fiscal 2011.

Comparable revenues for the twenty-six weeks ended January 29, 2011 were $2,093.1 million compared to $1,971.3 million in year-to-date fiscal 2010, representing an increase of 6.2%. Changes in comparable revenues, by quarter and by reportable segment, were:

	First Fiscal Quarter	Second Fiscal Quarter	Year-to-Date Fiscal 2011
Specialty Retail Stores	5.1%	6.0%	5.6%
Direct Marketing	12.8%	6.3%	8.9%
Total	6.4%	6.0%	6.2%

Internet revenues generated by Direct Marketing were $341.9 million for year-to-date fiscal 2011, an increase of 10.9% compared to the prior year fiscal period.  Catalog revenues decreased 1.7% compared to the prior year fiscal period as our customers continue to migrate toward on-line retailing in our Direct Marketing operation.

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for year-to-date fiscal 2011 were 64.6% of revenues compared to 65.7% of revenues for year-to-date fiscal 2010.  The decrease in COGS by 1.1% of revenues in year-to-date fiscal 2011 was primarily due to:

•                  increased product margins of approximately 0.9% of revenues due to higher levels of full-price sales and lower promotions costs in our Specialty Retail Stores; and

•                  the leveraging of buying and occupancy costs by 0.4% of revenues on higher revenues; partially offset by

•                  higher markdowns by our Direct Marketing operation in response to lower than anticipated customer demand and lower delivery and processing net revenues of approximately 0.2% of revenues.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses as a percentage of revenues decreased to 22.7% of revenues in year-to-date fiscal 2011 compared to 23.2% of revenues in the prior year fiscal period.  The net decrease in SG&A expenses of 0.5% of revenues in year-to-date fiscal 2011 was primarily due to:

•                  favorable payroll and related costs of approximately 0.5% of revenues, primarily due to the leveraging of these expenses on higher revenues and lower benefits costs incurred;

•                  lower professional fees and expenses incurred primarily in connection with corporate initiatives of approximately 0.3% of revenues; offset by

•                  higher marketing and selling costs of approximately 0.2% of revenues.

Income from credit card program, net.  We earned HSBC Program Income of $21.5 million, or 1.0% of revenues, in year-to-date fiscal 2011 compared to $29.7 million, or 1.5% of revenues, in year-to-date fiscal 2010.  We amended and extended our Program Agreement in July 2010.  The decrease in HSBC Program Income in year-to-date fiscal 2011 compared to the prior year fiscal period is attributable to the impact of the change in the amended contractual terms of our Program Agreement, which became effective July 2010.

Depreciation expense.  Depreciation expense was $65.9 million, or 3.1% of revenues, in year-to-date fiscal 2011 compared to $70.2 million, or 3.6% of revenues, in year-to-date fiscal 2010.  The decrease in depreciation resulted primarily from recent lower levels of capital spending.

Amortization expense.  Amortization of intangible assets (primarily customer lists and favorable lease commitments) aggregated $32.4 million, or 1.5% of revenues, in year-to-date fiscal 2011 compared to $36.6 million, or 1.9% of revenues, in year-to-date fiscal 2010.  The decrease in amortization is primarily due to certain short-lived intangible assets becoming fully amortized.

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

	Twenty-Six weeks ended
(in millions)	January 29, 2011	January 30, 2010
Specialty Retail Stores	$193.1	$154.9
Direct Marketing	61.2	62.4
Amortization of intangible assets and favorable lease commitments	(32.4)	(36.6)
Corporate expenses	(31.1)	(29.0)
Other expenses	(1.8)	(9.7)
Total operating earnings	$189.0	$142.0

Operating earnings for our Specialty Retail Stores segment were $193.1 million, or 11.4% of Specialty Retail Stores revenues, year-to-date fiscal 2011 compared to operating earnings of $154.9 million, or 9.7% of Specialty Retail Stores revenues, for the prior year fiscal period.  The increase in operating margin as a percentage of revenues was primarily due to:

•                  higher levels of full-price sales and lower promotions costs; and

•                  the leveraging of a significant portion of our expenses on the higher level of revenues; offset by

•                  a lower level of income from our credit card program.

Operating earnings for Direct Marketing were $61.2 million, or 15.2% of Direct Marketing revenues, in year-to-date fiscal 2011 compared to $62.4 million, or 16.9% of Direct Marketing revenues, for the prior year fiscal period.  The decrease in operating margin as a percentage of revenues for Direct Marketing was primarily the result of:

•                  decreased product margins primarily due to higher net markdowns and lower delivery and processing net revenues;

•                  higher marketing and advertising costs; and

•                  a lower level of income from our credit card program.

Other expenses of $1.8 million in year-to-date fiscal 2011 and $9.7 million in year-to-date fiscal 2010 consist primarily of costs (professional fees and severance) incurred in connection with corporate initiatives and cost reductions.

Interest expense, net. Net interest expense was $113.7 million, or 5.4% of revenues, in year-to-date fiscal year 2011 and $118.4 million, or 6.0% of revenues, for the prior year fiscal period. The significant components of interest expense are as follows:

	Twenty-Six weeks ended
(in thousands)	January 29, 2011	January 30, 2010

Senior Secured Term Loan Facility	$38,183	$41,573
2028 Debentures	4,428	4,433
Senior Notes	33,674	34,269
Senior Subordinated Notes	25,795	25,795
Amortization of debt issue costs	8,629	9,340
Other, net	3,098	3,152
Capitalized interest	(129)	(193)
Interest expense, net	$113,678	$118,369

Income tax expense.  Our effective income tax rate for year-to-date fiscal 2011 was 37.9% compared to 47.1% for year-to-date fiscal 2010.  Our effective income tax rate for year-to-date fiscal 2010 was unfavorably impacted by the relative significance of non-taxable income and non-deductible expenses to our estimated taxable loss for fiscal year 2010.

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

The following table reconciles earnings as reflected in our condensed consolidated statements of operations prepared in accordance with GAAP to EBITDA:

	Thirteen weeks ended		Twenty-Six weeks ended
(dollars in millions)	January 29, 2011	January 30, 2010	January 29, 2011	January 30, 2010

Net earnings	$21.0	$4.0	$46.8	$12.5
Income tax expense	13.0	4.2	28.5	11.1
Interest expense, net	55.2	59.0	113.7	118.4
Depreciation expense	32.1	34.4	65.9	70.2
Amortization of intangible assets and favorable lease commitments	15.1	18.3	32.4	36.6
EBITDA	$136.4	$119.9	$287.3	$248.8
EBITDA as a percentage of revenues	11.6%	10.9%	13.7%	12.6%

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

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of inventories.  We have typically financed the increases in working capital needs during the first and second fiscal quarters with available cash balances, cash flows from operations and, if necessary, with cash provided from borrowings under our credit facilities.  We have made no borrowings under our Asset-Based Revolving Credit Facility during year-to-date fiscal periods 2011 or 2010.

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

At January 29, 2011, cash and cash equivalents were $530.7 million compared to $500.7 million at January 30, 2010.  Net cash provided by our operating activities was $164.5 million in year-to-date fiscal 2011 compared to $232.4 million in year-to-date fiscal 2010.  Cash provided by our operating activities in year-to-date fiscal 2010 was positively impacted by actions taken to align on-hand inventory levels to customer demand.

Net cash used for investing activities, representing capital expenditures, was $41.2 million in year-to-date fiscal 2011 and $28.4 million in year-to-date fiscal 2010.  We incurred capital expenditures in year-to-date fiscal 2011 related to the construction of our new store in Walnut Creek, California scheduled to open in March 2012.  We incurred significant capital expenditures in the year-to-date fiscal 2010 related to the construction of our new store in Bellevue (suburban Seattle) which opened in September 2009.  Currently, we project gross capital expenditures for fiscal year 2011 to be approximately $115 to $120 million.  Net of developer contributions, capital expenditures for fiscal year 2011 are projected to be approximately $100 to $110 million.

Net cash used for financing activities was $13.6 million in year-to-date fiscal 2011 as compared to $26.8 million in year-to-date fiscal 2010.  Pursuant to the terms of our Senior Secured Term Loan Facility, in the first quarter of fiscal year 2011, we prepaid $7.6 million of outstanding borrowings under that facility from excess cash flow, as defined in the credit agreement, that we generated in fiscal year 2010, and in the first quarter of fiscal year 2010, we prepaid $26.6 million of outstanding borrowings under that facility from excess cash flow that we generated in fiscal year 2009.  In addition, in the second quarter of fiscal year 2011, we incurred $5.9 million of debt issuance costs as a result of amending and restating the terms of our Senior Secured Term Loan Facility.

Financing Structure at January 29, 2011

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

Availability under the Asset-Based Revolving Credit Facility is subject to a borrowing base.  The Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice.  The borrowing base for the Asset-Based Revolving Credit Facility is equal to at any time the sum of (a) the lesser of (i) 80% of eligible inventory (valued at the lower of cost or market value) and (ii) 85% of the net orderly liquidation value of eligible inventory, and (b) 85% of the amounts owed by credit card processors in respect of eligible credit card accounts constituting proceeds arising from the sale or disposition of inventory, less certain reserves.  Through April 30, 2011 NMG is required to maintain excess availability under the terms of the Asset-Based Revolving Credit Facility of at least the greater of (a) 10% of the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base and (b) $50 million.  After April 30, 2011, if at any time, excess availability is less than the greater of (a) 15% of the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base and (b) $60 million, NMG will be required to maintain a pro forma ratio of consolidated EBITDA to consolidated Fixed Charges (as such terms are defined in the credit agreement) of at least 1.1 to 1.0.  On January 29, 2011, NMG had no borrowings outstanding under this facility, $17.0 million of outstanding letters of credit and $500.6 million of unused borrowing availability.

See Note 3 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 and Note 7 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010 for a further description of the terms of the Asset-Based Revolving Credit Facility.

Senior Secured Term Loan Facility.  In October 2005, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility.  At January 29, 2011, the outstanding balance under the Senior Secured Term Loan Facility was $1,505.7 million.  In November 2010, NMG entered into an amendment and restatement (the Amendment) of the credit agreement governing NMG’s Senior Secured Term Loan Facility, which included the following: (i) an extension of the maturity of approximately $1,064.2 million principal amount of the existing term loans thereunder, (ii) an increase in the interest rate payable to holders of the extended term loans, (iii) the ability to incur additional debt to refinance the non-extended term loans and (iv) certain other modifications to the Senior Secured Term Loan Facility.

The extended term loans will mature on April 6, 2016, unless $300.0 million or more aggregate principal amount of NMG’s Senior Notes and Senior Subordinated Notes remain outstanding on July 15, 2015, in which case the extended term loans will mature on that date instead.  The approximately $441.5 million principal amount of existing term loans that were not extended continue to have a maturity of April 6, 2013 (as all of the term loans did prior to the Amendment).

In addition to extending the maturity of a portion of the existing term loans under the Senior Secured Term Loan Facility, the Amendment increased the “applicable margin” used in calculating the interest rate payable to holders of the extended term loans (but did not change the applicable margin used in calculating the interest rate payable to holders of term loans that were not extended).  Following the Amendment, term loans under the Senior Secured Term Loan Facility (including both the extended and the non-extended term loans) bear interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse AG (the administrative agent), (2) the federal funds effective rate plus 1/2 of 1% and (3) the adjusted one-month LIBOR rate plus 1.00% or (b) a LIBOR rate (for a period equal to the relevant interest period), subject to certain adjustments, in each case plus an applicable margin.

At January 29, 2011, the applicable margin for the extended term loans is 3.00% for alternate base rate loans and 4.00% for LIBOR rate loans (or if NMG’s consolidated leverage ratio as of the relevant date of determination is less than 5.0 to 1.0, 2.75% for alternate base rate loans and 3.75% for LIBOR rate loans).  At January 29, 2011, the applicable margin for the term loans that were not extended remains 1.00% for alternate base rate loans and 2.00% for LIBOR rate loans (or if NMG’s consolidated leverage ratio as of the relevant date of determination is less than 4.5 to 1.0, 0.75% for alternate base rate loans and 1.75% for LIBOR rate loans).  The weighted average interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 3.71% at January 29, 2011.

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

Interest Rate Swaps.  In connection with the Acquisition, we obtained $2,575.0 million of floating rate debt agreements, of which $2,125.0 million was outstanding at the Acquisition date and $1,505.7 million was outstanding at January 29, 2011.  Effective December 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  These swap agreements hedged a portion of our contractual floating rate interest commitments through the expiration of the agreements in December 2010.

Interest Rate Caps.  Effective January 2010, NMG entered into interest rate cap agreements for an aggregate notional amount of $500.0 million in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness once the interest rate swap expired in December 2010.  The interest rate cap agreements commenced in December 2010 and will expire in December 2012.  Pursuant to the interest rate cap agreements, NMG has capped LIBOR at 2.50% through December 2012 with respect to the $500.0 million notional amount of such agreements.  In the event LIBOR is less than 2.50%, NMG will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than 2.50%, NMG will pay interest at the capped rate of 2.50%.

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

In connection with the Acquisition, NMG obtained $2,575.0 million of floating rate debt agreements, of which $2,125.0 million was outstanding at the Acquisition date and $1,505.7 million was outstanding under its Senior Secured Term Loan Facility at January 29, 2011.  In addition, as of January 29, 2011, NMG had no borrowings outstanding under its Asset-Based Revolving Credit Facility.  Future borrowings under NMG’s Asset-Based Revolving Facility, to the extent of outstanding borrowings, would be affected by interest rate changes.

Effective December 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  These swap agreements hedged a portion of our contractual floating rate interest commitments through the expiration of the agreements in December 2010.

Effective January 2010, NMG entered into interest rate cap agreements for an aggregate notional amount of $500.0 million in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness once the interest rate swap expired in December 2010.  The interest rate cap agreements commenced in December 2010 and will expire in December 2012.  Pursuant to the interest rate cap agreements, NMG has capped LIBOR at 2.50% through December 2012 with respect to the $500.0 million notional amount of such agreements.  In the event LIBOR is less than 2.50%, NMG will pay interest at the lower

LIBOR rate.  In the event LIBOR is higher than 2.50%, NMG will pay interest at the capped rate of 2.50%.  As of January 29, 2011, LIBOR was 0.3034%.  We believe that a 1% increase in LIBOR would increase our annual interest expense by approximately $7.5 million during the remainder of fiscal year 2011.

The effects of changes in the U.S. equity and bond markets serve to increase or decrease the value of pension plan assets, resulting in increased or decreased cash funding by the Company.  The Company seeks to manage exposure to adverse equity and bond returns by maintaining diversified investment portfolios and utilizing professional investment managers.

ITEM 4.  CONTROLS AND PROCEDURES

a.  Disclosure Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation as of January 29, 2011, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the design and operating effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b.  Changes in Internal Control over Financial Reporting.

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. No change occurred in our internal controls over financial reporting during the quarter ended January 29, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

While economic conditions have continued to improve in recent quarters, we do not anticipate the return of consumer spending to levels achieved in fiscal years 2007 and 2008 in the near-term.  We plan to maintain an appropriate alignment of our inventory levels and purchases with anticipated customer demand.  The continuation of uncertain market conditions could have a material adverse effect on our business.

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

We are highly leveraged.  As of January 29, 2011, the principal amount of NMG’s total indebtedness was approximately $2,883.2 million, the unused borrowing availability under the $600.0 million Asset-Based Revolving Credit Facility was $500.6 million and the outstanding letters of credit were $17.0 million.  As of January 29, 2011, NMG had no borrowings outstanding under this facility.  NMG’s substantial indebtedness, combined with its lease and other financial obligations and contractual commitments, could have other important consequences.  For example, it could:

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

In addition, NMG’s interest expense could increase if interest rates increase because the entire amount of the indebtedness under the senior secured credit facilities bears interest at floating rates.  As of January 29, 2011, NMG had approximately $1,505.7 million principal amount of floating rate debt, consisting of outstanding borrowings under the Senior Secured Term Loan Facility.

Effective December 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  The interest rate swap agreements expired in December 2010.

Effective January 2010, NMG entered into interest rate cap agreements for an aggregate notional amount of $500.0 million in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness once the interest rate swap agreements expired in December 2010.  The interest rate cap agreements commenced in December 2010 and will expire in December 2012.  Pursuant to the interest rate cap agreements, NMG has capped LIBOR at 2.50% through December 2012 with respect to the $500.0 million notional amount of such agreements.  In the event LIBOR is less than 2.50%, NMG will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than 2.50%, NMG will pay interest at the capped rate of 2.50%.

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

We maintain loyalty programs that are designed to cultivate long-term relationships with our customers and enhance the quality of service we provide to our customers.  We must constantly monitor and update the terms of our loyalty programs so that they continue to meet the demands and needs of our customers and remain competitive with loyalty programs offered by other high-end specialty retailers.  Approximately 35% of our total revenues during each of the last two calendar years was generated by our InCircle loyalty program members.  If our InCircle loyalty program were to fail to provide competitive rewards and quality service to our customers, our business could be adversely affected.

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

We have a marketing and servicing alliance with HSBC Bank Nevada, N.A. and HSBC Private Label Corporation (collectively referred to as HSBC).  Pursuant to the agreement with HSBC, HSBC offers proprietary credit card accounts to our customers under both the “Neiman Marcus” and “Bergdorf Goodman” brand names.  Our original program agreement with HSBC expired in July 2010.  We have entered into an agreement with HSBC to amend and extend the program to July 2015 (renewable thereafter for three-year terms).

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

4.3

Senior Indenture dated as of October 6, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc., the Subsidiary Guarantors, and Wells Fargo Bank, National Association, trustee, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010.

4.4

Senior Subordinated Indenture dated as of October 6, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc., the Subsidiary Guarantors, and Wells Fargo Bank, National Association, trustee, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010.

4.5	Form of 9%/9 3/4% Senior Notes due 2015, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010.

4.6	Form of 10 3/8% Senior Subordinated Notes due 2015, incorporated herein by reference to the Company’s Quarterly Report on From 10-Q for the quarter ended October 30, 2010.

4.7

Registration Rights Agreement dated October 6, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc., the Subsidiary Guarantors, The Neiman Marcus Group, Inc., and the Initial Purchasers, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010.

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

10.12

Lien Subordination and Intercreditor Agreement dated as of October 6, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc., the Subsidiary Guarantors, Deutsche Bank Trust Company Americas, as revolving facility agent, and Credit Suisse, as term loan agent, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010.

10.13

Form of First Priority Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement from The Neiman Marcus Group, Inc. to Credit Suisse, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010.

10.14

Form of First Priority Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement from The Neiman Marcus Group, Inc. to Credit Suisse, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010.

10.15

Form of Second Priority Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement from The Neiman Marcus Group, Inc. to Deutsche Bank Trust Company Americas, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010.

10.16

Form of Second Priority Leasehold Mortgage, Assignment of Lease and Rents, Security Agreement and Financing Statement from The Neiman Marcus Group, Inc. to Deutsche Bank Trust Company Americas, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010.

10.17*	Neiman Marcus, Inc. Management Equity Incentive Plan. (1)

10.18*

Amendment to the Neiman Marcus, Inc. Management Equity Incentive Plan effective as of January 1, 2009, incorporated herein by reference to Neiman Marcus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.19*	Amendment No. Three to the Neiman Marcus, Inc. Management Equity Incentive Plan effective as of January 4, 2011. (1)

10.20*

Amended and Restated Stock Option Grant Agreement dated April 2, 2010 between Neiman Marcus, Inc. and Burton M. Tansky incorporated herein by reference to the Company’s Current Report on Form 8-K dated April 28, 2010.

10.21*	Amended and Restated Stock Option Grant Agreement dated December 15, 2009 between Neiman Marcus , Inc. and Karen Katz. (1)

10.22*	Stock Option Grant Agreement dated September 30, 2010 between Neiman Marcus, Inc. and Karen Katz. (1)

10.23*	Amended and Restated Stock Option Agreement dated December 15, 2009 between Neiman Marcus, Inc. and James E. Skinner. (1)

10.24*	Stock Option Grant Agreement dated September 30, 2010 between Neiman Marcus. Inc. and James E. Skinner. (1)

10.25*	Amended and Restated Stock Option Grant Agreement dated December 15, 2009 between Neiman Marcus, Inc. and James J. Gold. (1)

10.26*	Stock Option Grant Agreement dated September 30, 2010 between Neiman Marcus, Inc. and James J. Gold. (1)

10.27*	Amended and Restated Stock Option Grant Agreement dated December 15, 2009 between Neiman Marcus, Inc. and Gerald A. Barnes. (1)

10.28*	Stock Option Grant Agreement dated October 5, 2009 between Neiman Marcus, Inc. and Gerald A. Barnes. (1)

10.29*	Employment Agreement dated April 26, 2010 by and between The Neiman Marcus Group, Inc. and Karen Katz incorporated herein by reference to the Company’s Current Report on Form 8-K dated April 28, 2010.

10.30*

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

10.32

Registration Rights Agreement, dated as of October 6, 2005, among Newton Acquisition Merger Sub, Inc., Newton Acquisition, Inc., Newton Holding, LLC and the “Holders” identified therein as parties thereto. (1)

10.33

Amendment No. 1, dated as of March 28, 2006, to the Pledge and Security Intercreditor Agreement dated as of October 6, 2005, among Neiman Marcus, Inc., The Neiman Marcus Group, Inc., the Subsidiaries party thereto and Credit Suisse, as administrative agent and collateral agent. (1)

10.34

Amended and Restated Credit Card Program Agreement, dated as of September 23, 2010, by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., HSBC Bank Nevada, N.A. and HSB Card Services, Inc., incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010. (2)

10.35

Amended and Restated Servicing Agreement, dated as of September 23, 2010, by and between The Neiman Marcus Group, Inc. and HSBC Bank Nevada, N.A., incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010. (2)

10.36*

Form of Amendment to the Confidentiality, Non-Competition and Termination Benefits Agreement effective as of January 1, 2009 by and between The Neiman Marcus Group, Inc., a Delaware corporation, and certain eligible key employees incorporated herein by reference to Neiman Marcus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.37

Stockholder Agreement, dated as of May 1, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc. and the other parties signatory thereto, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2010.

10.38*	Neiman Marcus, Inc. Cash Incentive Plan amended as of January 21, 2008, incorporated herein by reference to the Neiman Marcus, Inc. Quarterly Report on Form 10-Q for the quarter ended April 26, 2008.

10.39

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

10. 40

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

10.41*

The Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan amended and restated effective January 1, 2008, incorporated herein by reference to the Neiman Marcus, Inc. Quarterly Report on Form 10-Q for the quarter ended April 26, 2008.

10.42*

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

10. 44

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

10.47*

Second Amendment to the Neiman Marcus, Inc. Management Equity Incentive Plan effective as of November 16, 2009, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009.

10.48*

Employment Agreement dated July 22, 2010 by and among the Company, The Neiman Marcus Group, Inc., and James E. Skinner, incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 28, 2010.

10.49*

Employment Agreement dated July 22, 2010 by and among the Company, The Neiman Marcus Group, Inc. and James J. Gold, incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 28, 2010.

10.50

Amendment No. 2 to the Amended and Restated Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan dated July 17, 2010, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

10.51

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

NEIMAN MARCUS, INC.

(Registrant)

Signature	Title	Date

/s/ T. Dale Stapleton	Senior Vice President and Chief Accounting Officer (on behalf of the registrant and as principal accounting officer)	March 10, 2011
T. Dale Stapleton