Form 10-Q
period 2011-04-30
Neiman Marcus, Inc.
filed 2011-06-08
CIK 1358651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2011

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

There were 1,014,915 shares of the registrant’s common stock, par value $.01 per share, outstanding at May 31, 2011.

NEIMAN MARCUS, INC.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except shares)	April 30, 2011	July 31, 2010	May 1, 2010

ASSETS
Current assets:
Cash and cash equivalents	$522,373	$421,007	$513,273
Merchandise inventories	845,070	790,516	779,376
Deferred income taxes	22,921	30,755	19,136
Other current assets	87,014	117,844	84,754
Total current assets	1,477,378	1,360,122	1,396,539

Property and equipment, net	877,439	905,826	926,838
Goodwill	1,263,433	1,263,433	1,263,433
Intangible assets, net	1,894,784	1,942,255	1,960,570
Other assets	54,112	60,646	70,635
Total assets	$5,567,146	$5,532,282	$5,618,015

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$214,968	$270,778	$203,506
Accrued liabilities	406,562	361,456	379,147
Other current liabilities	—	30,309	34,088
Total current liabilities	621,530	662,543	616,741

Long-term liabilities:
Long-term debt	2,879,818	2,879,672	2,972,271
Deferred income taxes	661,243	668,647	697,173
Deferred real estate credits	101,578	96,093	96,920
Other long-term liabilities	264,663	299,954	236,846
Total long-term liabilities	3,907,302	3,944,366	4,003,210

Common stock (par value $0.01 per share, 5,000,000 shares authorized and 1,014,915 shares issued and outstanding at April 30, 2011 and 1,013,082 at July 31, 2010 and May 1, 2010)	10	10	10
Additional paid-in capital	1,435,451	1,434,321	1,433,234
Accumulated other comprehensive loss	(87,468)	(106,274)	(65,274)
Accumulated deficit	(309,679)	(402,684)	(369,906)
Total shareholders’ equity	1,038,314	925,373	998,064
Total liabilities and shareholders’ equity	$5,567,146	$5,532,282	$5,618,015

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Thirteen weeks ended
(in thousands)	April 30, 2011	May 1, 2010

Revenues	$983,815	$895,169
Cost of goods sold including buying and occupancy costs (excluding depreciation)	593,496	553,227
Selling, general and administrative expenses (excluding depreciation)	232,948	220,693
Income from credit card program, net	(12,499)	(17,060)
Depreciation expense	31,554	34,719
Amortization of intangible assets	10,607	13,845
Amortization of favorable lease commitments	4,469	4,469

Operating earnings	123,240	85,276

Interest expense, net	51,676	59,390

Earnings before income taxes	71,564	25,886

Income tax expense	25,327	7,431

Net earnings	$46,237	$18,455

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Thirty-Nine weeks ended
(in thousands)	April 30, 2011	May 1, 2010

Revenues	$3,082,622	$2,866,430
Cost of goods sold including buying and occupancy costs (excluding depreciation)	1,949,815	1,848,936
Selling, general and administrative expenses (excluding depreciation)	709,642	677,090
Income from credit card program, net	(33,987)	(46,719)
Depreciation expense	97,421	104,923
Amortization of intangible assets	34,063	41,536
Amortization of favorable lease commitments	13,408	13,408

Operating earnings	312,260	227,256

Interest expense, net	165,354	177,759

Earnings before income taxes	146,906	49,497

Income tax expense	53,901	18,557

Net earnings	$93,005	$30,940

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Thirty-Nine weeks ended
(in thousands)	April 30, 2011	May 1, 2010

CASH FLOWS - OPERATING ACTIVITIES
Net earnings	$93,005	$30,940
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	157,477	173,890
Paid-in-kind interest	—	14,362
Deferred income taxes	(11,797)	(26,153)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	(581)	5,281
	238,104	198,320
Changes in operating assets and liabilities:
Merchandise inventories	(54,554)	(12,544)
Other current assets	30,830	40,306
Other assets	(1,597)	5,832
Accounts payable and accrued liabilities	(12,273)	37,595
Deferred real estate credits	10,402	5,185
Funding of defined benefit pension plan	(30,000)	(15,000)
Net cash provided by operating activities	180,912	259,694

CASH FLOWS — INVESTING ACTIVITIES
Capital expenditures	(65,991)	(43,083)
Net cash used for investing activities	(65,991)	(43,083)

CASH FLOWS — FINANCING ACTIVITIES
Repayment of borrowings	(7,648)	(26,763)
Debt issuance costs paid	(5,907)	—
Net cash used for financing activities	(13,555)	(26,763)

CASH AND CASH EQUIVALENTS
Increase during the period	101,366	189,848
Beginning balance	421,007	323,425
Ending balance	$522,373	$513,273

Supplemental Schedule of Cash Flow Information

Cash paid during the period for:
Interest	$167,018	$155,909
Income taxes	$19,584	$3,816

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

The specialty retail industry is seasonal in nature, with a higher level of sales typically generated in the fall and holiday selling seasons.  Due to seasonal and other factors, the results of operations for the third quarter of fiscal year 2011 are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

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

Our fiscal year ends on the Saturday closest to July 31.  All references to the third quarter of fiscal year 2011 relate to the thirteen weeks ended April 30, 2011.  All references to the third quarter of fiscal year 2010 relate to the thirteen weeks ended May 1, 2010.  All references to year-to-date fiscal 2011 relate to the thirty-nine weeks ended April 30, 2011.  All references to year-to-date fiscal 2010 relate to the thirty-nine weeks ended May 1, 2010.

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

At April 30, 2011, July 31, 2010 and May 1, 2010, the fair values of cash and cash equivalents, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments.  See Notes 3 and 4 of the Notes to Condensed Consolidated Financial Statements for the estimated fair values of our long-term debt and derivative financial instruments.

Recent Accounting Pronouncements.  In May 2011, the Financial Accounting Standard Board issued guidance related to Level 3 fair value measurements and other fair value related disclosures.  This guidance is effective for financial statements issued for interim and annual periods beginning after December 15, 2011, or the third quarter of fiscal year 2012.  We have not yet evaluated the impact of adopting these disclosure requirements on our consolidated financial statements.

2.              Goodwill and Intangible Assets, Net

(in thousands)	April 30, 2011	July 31, 2010	May 1, 2010

Goodwill	$1,263,433	$1,263,433	$1,263,433

Tradenames	$1,233,347	$1,234,180	$1,234,457
Customer lists, net	281,159	314,389	327,957
Favorable lease commitments, net	380,278	393,686	398,156
Intangible assets, net	$1,894,784	$1,942,255	$1,960,570

Indefinite-Lived Intangible Assets and Goodwill.  Indefinite-lived intangible assets, such as tradenames and goodwill, are not subject to amortization.  Rather, we assess the recoverability of indefinite-lived intangible assets and goodwill in the fourth quarter of each fiscal year and upon the occurrence of certain events.

Intangible Assets Subject to Amortization.  Customer lists and amortizable tradenames are amortized using the straight-line method over their estimated useful lives, ranging from 4 to 24 years (weighted average life of 13 years from the Acquisition).  Favorable lease commitments are amortized straight-line over the remaining lives of the leases, ranging from 9 to 49 years (weighted average life of 33 years from the Acquisition).  Total estimated amortization of all Acquisition-related intangible assets for the next five fiscal years is currently estimated as follows (in thousands):

2012	$50,123
2013	47,436
2014	46,881
2015	46,615
2016	40,484

3.              Long-term Debt

Subsequent Events.  As more fully described in Note 14 of the Notes to Condensed Consolidated Financial Statements, we executed the following transactions, collectively referred to as the Refinancing Transactions, in May 2011:

•                  Amended our Senior Secured Asset-Based Revolving Credit Facility;

•                  Amended our Senior Secured Term Loan Facility; and

•                  Acquired and called for redemption our Senior Notes.

Unless otherwise noted, the description of the Senior Secured Asset-Based Revolving Credit Facility, Senior Secured Term Loan Facility and Senior Notes that follow do not give recognition to the impact of the Refinancing Transactions.

The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	April 30, 2011	July 31, 2010	May 1, 2010

Senior Secured Term Loan Facility	variable	$1,505,735	$1,513,383	$1,598,383
2028 Debentures	7.125%	121,638	121,492	121,443
Senior Notes	9.0%/9.75%	752,445	752,445	752,445
Senior Subordinated Notes	10.375%	500,000	500,000	500,000
Total debt		2,879,818	2,887,320	2,972,271
Less: current portion of Senior Secured Term Loan Facility		—	(7,648)	—
Long-term debt		$2,879,818	$2,879,672	$2,972,271

Senior Secured Asset-Based Revolving Credit Facility.  NMG has an asset-based revolving credit facility with a maximum committed borrowing capacity of $600.0 million that matures on January 15, 2013.  The facility also provides an uncommitted accordion feature that allows NMG to request the lenders to provide additional capacity in either the form of increased revolving commitments or incremental term loans, subject to a potential total maximum facility of $800.0 million. Availability under the Asset-Based Revolving Credit Facility is subject to a borrowing base.  The Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice.  The borrowing base for the Asset-Based Revolving Credit Facility is equal to at any time the sum of (a) the lesser of (i) 80% of eligible inventory (valued at the lower of cost or market value) and (ii) 85% of the net orderly liquidation value of eligible inventory, and (b) 85% of the amounts owed by credit card processors in respect of eligible credit card accounts constituting proceeds arising from the sale or disposition of inventory, less certain reserves.  Through April 30, 2011, NMG was required to maintain excess availability under the terms of the Asset-Based Revolving Credit Facility of at least the greater of (a) 10% of the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base and (b) $50 million. After April 30, 2011, if at any time, excess availability is less than the greater of (a) 15% of the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base and (b) $60 million, NMG is required to maintain a pro forma ratio of consolidated EBITDA to consolidated Fixed Charges (as such terms are defined in the credit agreement) of at least 1.1 to 1.0.  On April 30, 2011, NMG had no borrowings outstanding under this facility, $15.9 million of outstanding letters of credit and $524.1 million of unused borrowing availability.

The Asset-Based Revolving Credit Facility provides that NMG has the right at any time to request up to $300.0 million of additional revolving facility commitments and/or incremental term loans; provided that the aggregate amount of loan commitments under the Asset-Based Revolving Credit Facility may not exceed $800.0 million.  However, the lenders are under no obligation to provide any such additional commitments or loans, and any increase in commitments or incremental term loans will be subject to customary conditions precedent.  If NMG were to request any such additional commitments and the existing lenders or new lenders were to agree to provide such commitments, the Asset-Based Revolving Credit Facility size could be increased to up to $800.0 million, but NMG’s ability to borrow would still be limited by the amount of the borrowing base.  Incremental term loans may be exchanged by NMG for any of NMG’s existing senior notes and senior subordinated notes, or the cash proceeds of any incremental term loans may be used to repurchase any of such notes, but neither the incremental term loans nor the proceeds thereof may be used for any other purpose.

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

All obligations under the Asset-Based Revolving Credit Facility are guaranteed by the Company and certain of NMG’s existing and future domestic subsidiaries (principally, Bergdorf Goodman, Inc. through which NMG conducts the operations of its Bergdorf Goodman stores and NM Nevada Trust which holds legal title to certain real property and intangible assets used by NMG in conducting its operations).  All obligations under NMG’s Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of the Company, NMG and the subsidiaries that have guaranteed the Asset-Based Revolving Credit Facility (subsidiary guarantors).  Currently, NMG conducts no operations through subsidiaries that do not guarantee the Asset-Based Revolving Credit Facility.

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

Senior Secured Term Loan Facility.  In October 2005, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility.  At April 30, 2011, the outstanding balance under the Senior Secured Term Loan Facility was $1,505.7 million.  In November 2010, NMG entered into an amendment and restatement (the Amendment) of the credit agreement governing NMG’s Senior Secured Term Loan Facility, which included the following: (i) an extension of the maturity of approximately $1,064.2 million principal amount of the existing term loans thereunder, (ii) an increase in the interest rate payable to holders of the extended term loans, (iii) the ability to incur additional debt to refinance the non-extended term loans and (iv) certain other modifications to the Senior Secured Term Loan Facility.

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

In addition to extending the maturity of a portion of the existing term loans under the Senior Secured Term Loan Facility, the Amendment increased the applicable margin (as defined in the credit agreement) used in calculating the interest rate payable to holders of the extended term loans (but did not change the applicable margin used in calculating the interest rate payable to holders of term loans that were not extended).  Following the Amendment, term loans under the Senior Secured Term Loan Facility (including both the extended and the non-extended term loans) bear interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of 1) the prime rate of Credit Suisse AG (the administrative agent), 2) the federal funds effective rate plus 1/2 of 1% and 3) the adjusted one-month LIBOR rate plus 1.00% or (b) a LIBOR rate (for a period equal to the relevant interest period), subject to certain adjustments, in each case plus an applicable margin.

At April 30, 2011, the applicable margin for the extended term loans is 3.00% for alternate base rate loans and 4.00% for LIBOR rate loans (or if NMG’s consolidated leverage ratio as of the relevant date of determination is less than 5.0 to 1.0, 2.75% for alternate base rate loans and 3.75% for LIBOR rate loans).  At April 30, 2011, the applicable margin for the term loans that were not extended remains 1.00% for alternate base rate loans and 2.00% for LIBOR rate loans (or if NMG’s consolidated leverage ratio as of the relevant date of determination is less than 4.5 to 1.0, 0.75% for alternate base rate loans and 1.75% for LIBOR rate loans).  The weighted average interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 3.72% at April 30, 2011.

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

All obligations under the Senior Secured Term Loan Facility are unconditionally guaranteed by the Company and each direct and indirect domestic subsidiary of NMG that guarantees the obligations of NMG under its Asset-Based Revolving Credit Facility.  All obligations under the Senior Secured Term Loan Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of the Company, NMG and the subsidiary guarantors.  Currently, NMG conducts no operations through subsidiaries that do not guarantee the Senior Secured Term Loan Facility.

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

The fair value of the Senior Secured Term Loan Facility was approximately $1,502.0 million at April 30, 2011, $1,426.4 million at July 31, 2010 and $1,530.5 million at May 1, 2010 based on prevailing market rates.

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

The fair value of the 2028 Debentures was approximately $120.0 million at April 30, 2011, $114.1 million at July 31, 2010 and $115.6 million at May 1, 2010 based on quoted market prices.

Senior Notes.  NMG has outstanding $752.4 million aggregate principal amount of 9.0% / 9.75% Senior Notes under a senior indenture (Senior Indenture).  NMG’s Senior Notes mature on October 15, 2015.

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

The fair value of NMG’s Senior Notes was approximately $788.2 million at April 30, 2011, $767.5 million at July 31, 2010 and $771.3 million at May 1, 2010 based on quoted market prices.

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

The fair value of NMG’s Senior Subordinated Notes was approximately $527.5 million at April 30, 2011, $517.5 million at July 31, 2010 and $526.9 million at May 1, 2010 based on quoted market prices.

Maturities of Long-Term Debt.  Annual maturities of long-term debt, after giving effect to the Refinancing Transactions, during the next five fiscal years and thereafter are as follows (in millions):

2012	$—
2013	—
2014	—
2015	—
2016	500.0
Thereafter	2,181.6

The above table does not reflect any future excess cash flow pre-payments, if any, that may be required under the Senior Secured Term Loan Facility as amended in May 2011.

Interest expense.  The significant components of interest expense are as follows:

	Thirteen weeks ended		Thirty-Nine weeks ended
(in thousands)	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010

Senior Secured Term Loan Facility	$14,170	$20,816	$52,353	$62,388
2028 Debentures	2,226	2,227	6,654	6,660
Senior Notes	16,929	17,116	50,603	51,385
Senior Subordinated Notes	12,969	12,969	38,764	38,764
Amortization of debt issue costs	3,955	4,683	12,585	14,023
Other, net	1,554	1,660	4,651	4,814
Capitalized interest	(127)	(81)	(256)	(275)
Interest expense, net	$51,676	$59,390	$165,354	$177,759

4.              Derivative Financial Instruments

Interest Rate Swaps.  In connection with the Acquisition, we obtained $2,575.0 million of floating rate debt agreements, of which $2,125.0 million was outstanding at the Acquisition date and $1,505.7 million was outstanding at April 30, 2011.  Effective December 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  These swap agreements hedged a portion of our contractual floating rate interest commitments through the expiration of the agreements in December 2010.

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

At each balance sheet date, the interest rate caps are recorded at estimated fair value.  As a result of the refinancing of the Senior Secured Term Loan Facility, the changes in the fair value of the cap are expected to be highly, but not perfectly, effective in offsetting the unpredictability in expected future cash flows on floating rate indebtedness attributable to fluctuations in LIBOR interest rates above 2.50%.  Unrealized gains and losses on the outstanding balances of the interest rate caps will be designated as effective or ineffective.  The effective portion of such gains or losses will be recorded as a component of accumulated other comprehensive loss while the ineffective portion of such gains or losses will be recorded as a component of interest expense.  Gains and losses realized due to the expiration of applicable portions of the interest rate caps are reclassified to interest expense at the time our quarterly interest payments are made.

Fair Value.  The fair values of the interest rate swaps and interest rate caps are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (Level 2).  A summary of the recorded assets (liabilities) with respect to our derivative financial instruments included in our condensed consolidated balance sheets is as follows:

(in thousands)	April 30, 2011	July 31, 2010	May 1, 2010

Interest rate caps (included in other long-term assets)	$271	$1,040	$3,797

Interest rate swaps (included in other current liabilities)	$—	$(22,661)	$(34,088)

Accumulated other comprehensive loss, net of taxes	$3,902	$17,281	$22,656

A summary of the recorded amounts related to our interest rate swaps reflected in our condensed consolidated statements of operations are as follows:

	Thirteen weeks ended		Thirty-Nine weeks ended
(in thousands)	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010

Realized hedging losses — included in interest expense, net	$78	$11,713	$23,327	$34,234

Ineffective hedging losses — included in interest expense, net	$—	$224	$104	$653

The amount of losses recorded in other comprehensive loss at April 30, 2011 that is expected to be reclassified into interest expense in the next twelve months, if interest rates remain unchanged, is approximately $2.5 million.

5.              Employee Benefit Plans

Description of Benefit Plans.  We maintain defined contribution plans consisting of a retirement savings plan (RSP), a defined contribution supplemental executive retirement plan (Defined Contribution SERP Plan) and a 401(k) Plan.  Effective December 31, 2010, we transferred the remaining participants’ balances in our 401(k) Plan to our RSP as a result of our ongoing efforts to restructure our long-term benefits programs.  As of January 1, 2011, employees make contributions to the RSP and we match an employee’s contribution up to a maximum of 6% of the employee’s compensation subject to statutory limitations for a potential maximum match of 75% of employee contributions.

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

Obligations for our employee benefit plans, included in other long-term liabilities, are as follows:

(in thousands)	April 30, 2011	July 31, 2010	May 1, 2010

Pension Plan	$123,154	$161,760	$107,571
SERP Plan	97,802	96,406	87,685
Postretirement Plan	16,790	17,914	17,748
	237,746	276,080	213,004
Less: current portion	(5,568)	(5,574)	(5,069)
Long-term portion of benefit obligations	$232,178	$270,506	$207,935

As of April 30, 2011, we have $83.6 million (net of taxes of $54.3 million) of adjustments to our benefit obligations recorded as increases to accumulated other comprehensive loss.

Costs of Benefits.  The components of the expenses we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Thirteen weeks ended		Thirty-Nine weeks ended
(in thousands)	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Pension Plan:
Service cost	$—	$1,394	$—	$4,251
Interest cost	6,054	6,182	18,162	18,840
Expected return on plan assets	(6,552)	(6,522)	(19,658)	(19,447)
Net amortization of losses	544	188	1,632	753
Pension Plan expense	$46	$1,242	$136	$4,397

SERP Plan:
Service cost	$—	$166	$—	$508
Interest cost	1,230	1,324	3,690	4,079
SERP Plan expense	$1,230	$1,490	$3,690	$4,587

Curtailment gain	$—	$1,479	$—	$1,479

Postretirement Plan:
Service cost	$16	$18	$46	$54
Interest cost	217	254	653	763
Net amortization of prior service cost	(389)	(172)	(1,167)	(515)
Net amortization of losses	173	90	518	269
Postretirement Plan expense	$17	$190	$50	$571

Funding Policy and Plan Assets.  Our policy is to fund the Pension Plan at or above the minimum required by law.  In fiscal year 2010, we were not required to make contributions to the Pension Plan; however, we made voluntary contributions to our Pension Plan of $15.0 million in each of the third and fourth quarters of fiscal year 2010.  We do not believe we will be required to make contributions to the Pension Plan for fiscal year 2011.  However, in the third quarter of fiscal year 2011, we made a voluntary $30.0 million contribution to our Pension Plan.  We will continue to evaluate voluntary contributions to our Pension Plan based upon the unfunded position of the Pension Plan, our available liquidity and other factors.

6.              Income Taxes

Our effective income tax rate for the third quarter of fiscal year 2011 was 35.4% compared to 28.7% for the third quarter of fiscal year 2010.  Our effective income tax rate for year-to-date fiscal 2011 was 36.7% compared to 37.5% for year-to-date fiscal 2010.  Our effective income tax rates for both the third quarter and year-to-date period of fiscal year 2010 were impacted by the relative significance of non-taxable income and non-deductible expenses to our estimated taxable loss for fiscal year 2010.

At April 30, 2011, the gross amount of unrecognized tax benefits was $6.2 million, all of which would impact our effective tax rate, if recognized.  We classify interest and penalties as a component of income tax expense and our liability for accrued interest and penalties was $6.6 million as of April 30, 2011.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  During the fourth quarter of fiscal year 2010, the IRS closed their examination of our fiscal year 2007 federal income tax return with no changes or assessments.  The IRS began an examination of our fiscal year 2008 federal income tax return in the second quarter of fiscal year 2011 and began an examination of our fiscal year 2009 federal income tax return in the third quarter of fiscal 2011.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2006.

We believe our recorded tax liabilities as of April 30, 2011 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material adverse impact on our condensed consolidated financial statements.

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

We recognize compensation expense for stock options on a straight-line basis over the vesting period.  We recognized non-cash stock compensation expense of $2.8 million in year-to-date fiscal 2011 and $3.8 million in year-to-date fiscal 2010 (excluding the compensation charges recorded in connection with the Modification Transactions), which is included in selling, general and administrative expenses.

8.              Transactions with Sponsors

Pursuant to a management services agreement with affiliates of the Sponsors, and in exchange for ongoing consulting and management advisory services that are provided to us by the Sponsors and their affiliates, affiliates of the Sponsors receive an aggregate annual management fee equal to the lesser of (i) 0.25% of our consolidated annual revenues or (ii) $10 million.  Affiliates of the Sponsors also receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with services provided pursuant to the agreement.  These management fees are payable quarterly in arrears.  We recorded management fees of $7.7 million during year-to-date fiscal 2011 and $7.2 million during year-to-date fiscal 2010, which are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

The management services agreement also provides that affiliates of the Sponsors may receive future fees in connection with certain future financing and acquisition or disposition transactions.  The management services agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

9.              Income from Credit Card Program, Net

We have a marketing and servicing alliance with HSBC Bank Nevada, N.A. and HSBC Private Label Corporation (collectively referred to as HSBC).  Pursuant to the agreement with HSBC, HSBC offers proprietary credit card accounts to our customers under both the “Neiman Marcus” and “Bergdorf Goodman” brand names.  Our original program agreement with HSBC expired in July 2010.  In September 2010, we entered into an agreement with HSBC to amend and extend the program to July 2015 (renewable thereafter for three-year terms).  We refer to the agreement with HSBC, including the extension, as the Program Agreement.

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

10.       Commitments and Contingencies

Long-term Incentive Plan.  We have a long-term incentive plan (Long-term Incentive Plan) that provides for a cash incentive payable to certain employees upon a change of control, as defined, subject to the attainment of certain performance objectives.  Performance objectives and targets are based on cumulative EBITDA (as defined in the plan) percentages for rolling three year periods beginning in fiscal year 2006.  Earned awards for each completed performance period will be credited to a book account and will earn interest at a contractually defined annual rate until the award is paid.  Awards will be paid upon a change of control, as defined, or an initial public offering, as defined, subject to the requirement that, in each case, the internal rate of return to the Sponsors is positive.  As of April 30, 2011, the vested participant balance in the Long-Term Incentive Plan aggregated $5.8 million.

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

Litigation.  On April 30, 2010, a Class Action Complaint for Injunction and Equitable Relief was filed in the United States District Court for the Central District of California by Sheila Monjazeb, individually and on behalf of other members of the general public similarly situated, against the Company, Newton Holding, LLC, TPG Capital, L.P. and Warburg Pincus, LLC.  On July 12, 2010, all defendants except for the Company were dismissed without prejudice, and on August 20, 2010, this case was refiled in the Superior Court of California for San Francisco County.  This complaint, along with a similar class action lawsuit originally filed by Bernadette Tanguilig in 2007, alleges that the Company has engaged in various violations of the California Labor Code and Business and Professions Code, including without limitation 1) asking employees to work “off the clock,” 2) failing to provide meal and rest breaks to its employees, 3) improperly calculating deductions on paychecks delivered to its employees, and 4) failing to provide a chair or allow employees to sit during shifts.  The plaintiffs in these matters seek certification of their cases as class actions, reimbursement for past wages and temporary, preliminary and permanent injunctive relief preventing defendant from allegedly continuing to violate the laws cited in their complaints.  We intend to vigorously defend our interests in these matters.  Currently, we cannot reasonably estimate the amount of loss, if any, arising from these matters.  However, we do not currently believe the resolution of these matters will have a material adverse impact on our financial position.  We will continue to evaluate these matters based on subsequent events, new information and future circumstances.

We are currently involved in various other legal actions and proceedings that arose in the ordinary course of business.  We believe that any liability arising as a result of these actions and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

Other.  We had approximately $15.9 million of outstanding irrevocable letters of credit relating to purchase commitments and insurance and other liabilities at April 30, 2011.  We had approximately $3.1 million in surety bonds at April 30, 2011 relating primarily to merchandise imports and state sales tax and utility requirements.

11.       Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss, net of taxes:

(in thousands)	April 30, 2011	July 31, 2010	May 1, 2010

Unrealized loss on financial instruments	$(3,902)	$(17,281)	$(22,656)
Change in unfunded benefit obligations	(83,566)	(88,993)	(42,618)
Total accumulated other comprehensive loss	$(87,468)	$(106,274)	$(65,274)

The components of other comprehensive income are:

	Thirty-Nine weeks ended
(in thousands)	April 30, 2011	May 1, 2010
Net earnings from condensed consolidated statements of operations	$93,005	$30,940
Change in unrealized loss on financial instruments	13,379	12,852
Change in unfunded benefit obligations	5,427	26,393
Other	—	68
Total comprehensive income for the period	$111,811	$70,253

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

The following tables set forth the information for our reportable segments:

	Thirteen weeks ended		Thirty-Nine weeks ended
(in thousands)	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010

REVENUES
Specialty Retail Stores	$804,433	$740,717	$2,502,066	$2,343,474
Direct Marketing	179,382	154,452	580,556	522,956
Total	$983,815	$895,169	$3,082,622	$2,866,430

OPERATING EARNINGS
Specialty Retail Stores	$120,906	$98,038	$314,020	$252,945
Direct Marketing	33,434	28,905	94,601	91,339
Corporate expenses	(15,901)	(13,799)	(47,010)	(42,808)
Other expenses (1)	(123)	(9,554)	(1,880)	(19,276)
Amortization of intangible assets and favorable lease commitments	(15,076)	(18,314)	(47,471)	(54,944)
Total	$123,240	$85,276	$312,260	$227,256

CAPITAL EXPENDITURES
Specialty Retail Stores	$19,006	$11,859	$52,599	$34,615
Direct Marketing	5,750	2,842	13,392	8,468
Total	$24,756	$14,701	$65,991	$43,083

DEPRECIATION EXPENSE
Specialty Retail Stores	$26,309	$29,336	$80,424	$88,450
Direct Marketing	3,810	3,616	12,020	11,214
Other	1,435	1,767	4,977	5,259
Total	$31,554	$34,719	$97,421	$104,923

	April 30, 2011	May 1, 2010
ASSETS
Tangible assets of Specialty Retail Stores	$1,647,366	$1,641,578
Tangible assets of Direct Marketing	183,545	161,095
Corporate assets:
Intangible assets related to Specialty Retail Stores	2,710,084	2,761,406
Intangible assets related to Direct Marketing	448,133	462,597
Other	578,018	591,339
Total	$5,567,146	$5,618,015

(1)          Other expenses consists of costs (primarily professional fees and severance) incurred in connection with corporate initiatives and cost reductions.

13.       Condensed Consolidating Financial Information

2028 Debentures.  All of NMG’s obligations under the 2028 Debentures are guaranteed by the Company.  The guarantee by the Company is full and unconditional and joint and several.  Currently, the Company’s non-guarantor subsidiaries under the 2028 Debentures consist principally of Bergdorf Goodman, Inc. through which NMG conducts the operations of its Bergdorf Goodman stores and NM Nevada Trust which holds legal title to certain real property and intangible assets used by NMG in conducting its operations.  Previously, our non-guarantor subsidiaries also included an operating subsidiary domiciled in Canada providing support services to our Direct Marketing operation through January 2009.

The following condensed consolidating financial information represents the financial information of Neiman Marcus, Inc. and its non-guarantor subsidiaries under the 2028 Debentures, prepared on the equity basis of accounting.  The information is presented in accordance with the requirements of Rule 3-10 under the Securities and Exchange Commission’s Regulation S-X. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the non-guarantor subsidiaries operated as independent entities.

	April 30, 2011
			Non-
			Guarantor
(in thousands)	Company	NMG	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$521,422	$951	$—	$522,373
Merchandise inventories	—	742,749	102,321	—	845,070
Other current assets	—	100,468	9,467	—	109,935
Total current assets	—	1,364,639	112,739	—	1,477,378
Property and equipment, net	—	772,322	105,117	—	877,439
Goodwill	—	1,107,753	155,680	—	1,263,433
Intangible assets, net	—	329,924	1,564,860	—	1,894,784
Other assets	—	52,404	1,708	—	54,112
Investments in subsidiaries	1,038,314	1,835,632	—	(2,873,946)	—
Total assets	$1,038,314	$5,462,674	$1,940,104	$(2,873,946)	$5,567,146
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$188,292	$26,676	$—	$214,968
Accrued liabilities	—	330,518	76,044	—	406,562
Total current liabilities	—	518,810	102,720	—	621,530
Long-term liabilities:
Long-term debt	—	2,879,818	—	—	2,879,818
Deferred income taxes	—	661,243	—	—	661,243
Other long-term liabilities	—	364,489	1,752	—	366,241
Total long-term liabilities	—	3,905,550	1,752	—	3,907,302
Total shareholders’ equity	1,038,314	1,038,314	1,835,632	(2,873,946)	1,038,314
Total liabilities and shareholders’ equity	$1,038,314	$5,462,674	$1,940,104	$(2,873,946)	$5,567,146

	July 31, 2010
			Non-
			Guarantor
(in thousands)	Company	NMG	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$420,163	$844	$—	$421,007
Merchandise inventories	—	703,448	87,068	—	790,516
Other current assets	—	136,690	11,909	—	148,599
Total current assets	—	1,260,301	99,821	—	1,360,122
Property and equipment, net	—	795,916	109,910	—	905,826
Goodwill	—	1,107,753	155,680	—	1,263,433
Intangible assets, net	—	367,722	1,574,533	—	1,942,255
Other assets	—	58,875	1,771	—	60,646
Investments in subsidiaries	925,373	1,846,159	—	(2,771,532)	—
Total assets	$925,373	$5,436,726	$1,941,715	$(2,771,532)	$5,532,282
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$239,362	$31,416	$—	$270,778
Accrued liabilities	—	298,840	62,616	—	361,456
Other current liabilities	—	30,309	—	—	30,309
Total current liabilities	—	568,511	94,032	—	662,543
Long-term liabilities:
Long-term debt	—	2,879,672	—	—	2,879,672
Deferred income taxes	—	668,647	—	—	668,647
Other long-term liabilities	—	394,523	1,524	—	396,047
Total long-term liabilities	—	3,942,842	1,524	—	3,944,366
Total shareholders’ equity	925,373	925,373	1,846,159	(2,771,532)	925,373
Total liabilities and shareholders’ equity	$925,373	$5,436,726	$1,941,715	$(2,771,532)	$5,532,282

	May 1, 2010
			Non-
			Guarantor
(in thousands)	Company	NMG	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$512,378	$895	$—	$513,273
Merchandise inventories	—	686,719	92,657	—	779,376
Other current assets	—	94,951	8,939	—	103,890
Total current assets	—	1,294,048	102,491	—	1,396,539
Property and equipment, net	—	813,717	113,121	—	926,838
Goodwill	—	1,107,753	155,680	—	1,263,433
Intangible assets, net	—	382,812	1,577,758	—	1,960,570
Other assets	—	68,843	1,792	—	70,635
Investments in subsidiaries	998,064	1,850,543	—	(2,848,607)	—
Total assets	$998,064	$5,517,716	$1,950,842	$(2,848,607)	$5,618,015
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$175,507	$27,999	$—	$203,506
Accrued liabilities	—	308,342	70,805	—	379,147
Other current liabilities	—	34,088	—	—	34,088
Total current liabilities	—	517,937	98,804	—	616,741
Long-term liabilities:
Long-term debt	—	2,972,271	—	—	2,972,271
Deferred income taxes	—	697,173	—	—	697,173
Other long-term liabilities	—	332,271	1,495	—	333,766
Total long-term liabilities	—	4,001,715	1,495	—	4,003,210
Total shareholders’ equity	998,064	998,064	1,850,543	(2,848,607)	998,064
Total liabilities and shareholders’ equity	$998,064	$5,517,716	$1,950,842	$(2,848,607)	$5,618,015

	Thirteen weeks ended April 30, 2011
			Non-
			Guarantor
(in thousands)	Company	NMG	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$817,642	$166,173	$—	$983,815
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	496,007	97,489	—	593,496
Selling, general and administrative expenses (excluding depreciation)	—	204,937	28,011	—	232,948
Income from credit card program, net	—	(11,698)	(801)	—	(12,499)
Depreciation expense	—	28,035	3,519	—	31,554
Amortization of intangible assets and favorable lease commitments	—	11,850	3,226	—	15,076
Operating earnings	—	88,511	34,729	—	123,240
Interest expense, net	—	51,675	1	—	51,676
Intercompany royalty charges (income)	—	47,535	(47,535)	—	—
Equity in (earnings) loss of subsidiaries	(46,237)	(82,263)	—	128,500	—
Earnings (loss) before income taxes	46,237	71,564	82,263	(128,500)	71,564
Income tax expense	—	25,327	—	—	25,327
Net earnings (loss)	$46,237	$46,237	$82,263	$(128,500)	$46,237

	Thirteen weeks ended May 1, 2010
			Non-
			Guarantor
(in thousands)	Company	NMG	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$745,391	$149,778	$—	$895,169
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	464,381	88,846	—	553,227
Selling, general and administrative expenses (excluding depreciation)	—	193,599	27,094	—	220,693
Income from credit card program, net	—	(15,915)	(1,145)	—	(17,060)
Depreciation expense	—	30,665	4,054	—	34,719
Amortization of intangible assets and favorable lease commitments	—	15,089	3,225	—	18,314
Operating earnings	—	57,572	27,704	—	85,276
Interest expense, net	—	59,389	1	—	59,390
Intercompany royalty charges (income)	—	50,423	(50,423)	—	—
Equity in (earnings) loss of subsidiaries	(18,455)	(78,126)	—	96,581	—
Earnings (loss) before income taxes	18,455	25,886	78,126	(96,581)	25,886
Income tax expense	—	7,431	—	—	7,431
Net earnings (loss)	$18,455	$18,455	$78,126	$(96,581)	$18,455

	Thirty-Nine weeks ended April 30, 2011
			Non-
			Guarantor
(in thousands)	Company	NMG	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,556,237	$526,385	$—	$3,082,622
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,623,927	325,888	—	1,949,815
Selling, general and administrative expenses (excluding depreciation)	—	622,599	87,043	—	709,642
Income from credit card program, net	—	(31,506)	(2,481)	—	(33,987)
Depreciation expense	—	86,869	10,552	—	97,421
Amortization of intangible assets and favorable lease commitments	—	37,798	9,673	—	47,471
Operating earnings	—	216,550	95,710	—	312,260
Interest expense, net	—	165,351	3	—	165,354
Intercompany royalty charges (income)	—	149,694	(149,694)	—	—
Equity in (earnings) loss of subsidiaries	(93,005)	(245,401)	—	338,406	—
Earnings (loss) before income taxes	93,005	146,906	245,401	(338,406)	146,906
Income tax expense	—	53,901	—	—	53,901
Net earnings (loss)	$93,005	$93,005	$245,401	$(338,406)	$93,005

	Thirty-Nine weeks ended May 1, 2010
			Non-
			Guarantor
(in thousands)	Company	NMG	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,393,814	$472,616	$—	$2,866,430
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,552,503	296,433	—	1,848,936
Selling, general and administrative expenses (excluding depreciation)	—	595,610	81,480	—	677,090
Income from credit card program, net	—	(43,045)	(3,674)	—	(46,719)
Depreciation expense	—	93,192	11,731	—	104,923
Amortization of intangible assets and favorable lease commitments	—	45,269	9,675	—	54,944
Operating earnings	—	150,285	76,971	—	227,256
Interest expense, net	—	177,757	2	—	177,759
Intercompany royalty charges (income)	—	148,480	(148,480)	—	—
Equity in (earnings) loss of subsidiaries	(30,940)	(225,449)	—	256,389	—
Earnings (loss) before income taxes	30,940	49,497	225,449	(256,389)	49,497
Income tax expense	—	18,557	—	—	18,557
Net earnings (loss)	$30,940	$30,940	$225,449	$(256,389)	$30,940

	Thirty-Nine weeks ended April 30, 2011
			Non-
			Guarantor
(in thousands)	Company	NMG	Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$93,005	$93,005	$245,401	$(338,406)	$93,005
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	137,252	20,225	—	157,477
Deferred income taxes	—	(11,797)	—	—	(11,797)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	(872)	291	—	(581)
Intercompany royalty income payable (receivable)	—	149,694	(149,694)	—	—
Equity in (earnings) loss of subsidiaries	(93,005)	(245,401)	—	338,406	—
Changes in operating assets and liabilities, net	—	53,673	(110,865)	—	(57,192)
Net cash provided by operating activities	—	175,554	5,358	—	180,912
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(60,740)	(5,251)	—	(65,991)
Net cash used for investing activities	—	(60,740)	(5,251)	—	(65,991)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(7,648)	—	—	(7,648)
Debt issuance costs paid	—	(5,907)	—	—	(5,907)
Net cash used for financing activities	—	(13,555)	—	—	(13,555)
CASH AND CASH EQUIVALENTS
Increase during the period	—	101,259	107	—	101,366
Beginning balance	—	420,163	844	—	421,007
Ending balance	$—	$521,422	$951	$—	$522,373

	Thirty-Nine weeks ended May 1, 2010
			Non-
			Guarantor
(in thousands)	Company	NMG	Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$30,940	$30,940	$225,449	$(256,389)	$30,940
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	152,484	21,406	—	173,890
Paid-in-kind interest	—	14,362	—	—	14,362
Deferred income taxes	—	(26,153)	—	—	(26,153)
Other, primarily costs related to defined benefit pension and other long-term benefit plans	—	5,144	137	—	5,281
Intercompany royalty income payable (receivable)	—	148,480	(148,480)	—	—
Equity in (earnings) loss of subsidiaries	(30,940)	(225,449)	—	256,389	—
Changes in operating assets and liabilities, net	—	157,191	(95,817)	—	61,374
Net cash provided by operating activities	—	256,999	2,695	—	259,694
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(40,624)	(2,459)	—	(43,083)
Net cash used for investing activities	—	(40,624)	(2,459)	—	(43,083)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(26,763)	—	—	(26,763)
Net cash used for financing activities	—	(26,763)	—	—	(26,763)
CASH AND CASH EQUIVALENTS
Increase during the period	—	189,612	236	—	189,848
Beginning balance	—	322,766	659	—	323,425
Ending balance	$—	$512,378	$895	$—	$513,273

14.  Subsequent Events — Refinancing Transactions

In May 2011, we executed the following transactions, collectively referred to as the Refinancing Transactions:

•                  Amended our Senior Secured Asset-Based Revolving Credit Facility;

•                  Amended our Senior Secured Term Loan Facility; and

•                  Acquired and called for redemption our Senior Notes.

Each of these transactions is more fully described below.

Senior Secured Asset-Based Revolving Credit Facility.  In May 2011, NMG entered into an amendment and restatement (the RCF Amendment) of the Asset-Based Revolving Credit Facility.  The RCF Amendment increased the maximum committed borrowing capacity under the Asset-Based Revolving Credit Facility to $700.0 million and extended the maturity of the Asset-Based Revolving Credit Facility to May 17, 2016 (or, if earlier, the date that is 45 days prior to the scheduled maturity of NMG’s Senior Secured Term Loan Facility or Senior Subordinated Notes, or any indebtedness refinancing them, unless refinanced as of that date).  The RCF Amendment also provides an uncommitted accordion feature that allows NMG to request the lenders to provide additional capacity in either the form of increased revolving commitments or incremental term loans, subject to a potential total maximum facility of $1,000.0 million.

The RCF Amendment provides committed financing of up to $700.0 million, subject to a borrowing base equal to at any time the sum of (a) 90% of the net orderly liquidation value of eligible inventory and (b) 85% of the amounts owed by credit card processors in respect of eligible credit card accounts constituting proceeds arising from the sale or disposition of inventory, less certain reserves.

The RCF Amendment also revised provisions of the Asset-Based Revolving Credit Facility governing (a) excess availability requirements, (b) the applicable margin used in calculating interest rates and (c) commitment fees.  Excess availability provisions were revised to provide that NMG must at all times maintain excess availability of at least the greater of (a) 10% of the lesser of 1) the aggregate revolving commitments and 2) the borrowing base and (b) $50 million, but NMG is not required to maintain a fixed charge coverage ratio.  The applicable margin was changed to up to 1.25% with respect to base rate borrowings and up to 2.25% with respect to LIBOR borrowings, provided that for the first three months after the closing of the Asset-Based Revolving Credit Facility, the applicable margin will be 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings.  The commitment fee in respect of unused commitments was changed to (a) 0.375% per annum during any applicable period in which the average revolving loan utilization is 40% or more or (b) 0.50% per annum during any applicable period in which the average revolving loan utilization is less than 40%.

Senior Secured Term Loan Facility.  In May 2011, NMG entered into an amendment and restatement (the TLF Amendment) of the Senior Secured Term Loan Facility.  The TLF Amendment increased the amount of borrowings to $2,060.0 million and extended the maturity of the loans to May 16, 2018.  Loans that were not extended under the TLF Amendment were refinanced.  The proceeds of the incremental borrowings under the term loan facility, along with cash on hand, were used to repurchase or redeem the $752.4 million principal amount outstanding of Senior Notes.  The TLF Amendment also provided for an incremental facility to incur additional term loans, upon certain conditions, including that NMG’s secured leverage ratio (as defined in the TLF Amendment) is less than or equal to 4.50 to 1.00 on a pro forma basis after giving effect to the incremental loans and the use of proceeds thereof.

In addition to extending the maturity of a portion of the existing term loans under the Senior Secured Term Loan Facility, the TLF Amendment decreased the applicable margin used in calculating the interest rate under the term loans.  The TLF Amendment changed the applicable margin for the term loans to 2.50% for alternate base rate loans and 3.50% for LIBOR loans.

Senior Notes.  In May 2011, NMG acquired and cancelled $689.2 million principal amount of the Senior Notes through a tender offer and NMG expects to redeem the remaining $63.2 million principal amount of notes on June 15, 2011 (after which no Senior Notes will remain outstanding).  NMG’s payments to holders of the Senior Notes in the tender offer and redemption, taken together, will total approximately $790 million.

Loss on extinguishment.  The amendment and restatement of the Senior Secured Term Loan Facility and the acquisition and redemption of the Senior Notes will result in an anticipated total loss on extinguishment of approximately $71 million which will be recorded in the fourth quarter of fiscal year 2011 as a component of interest expense.  Debt issuance costs incurred in connection with the Refinancing Transactions aggregated approximately $28 million and will be amortized over the terms of the amended debt facilities.

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

Our fiscal year ends on the Saturday closest to July 31.  All references to the third quarter of fiscal year 2011 relate to the thirteen weeks ended April 30, 2011.  All references to the third quarter of fiscal year 2010 relate to the thirteen weeks ended May 1, 2010.  All references to year-to-date fiscal 2011 relate to the thirty-nine weeks ended April 30, 2011.  All references to year-to-date fiscal 2010 relate to the thirty-nine weeks ended May 1, 2010.

Fiscal Year 2011 Summary

A summary of our operating results is as follows:

•                  Revenues—Our revenues in the third quarter and year-to-date period of fiscal year 2011 were positively impacted by a higher level of customer demand.  As a result, our revenues for the third quarter of fiscal year 2011 were $983.8 million, an increase of 9.9% compared to the third quarter of fiscal year 2010.  Comparable revenues increased by 9.7% in the third quarter of fiscal year 2011.

Our revenues for year-to-date fiscal 2011 were $3,082.6 million, an increase of 7.5% compared to the prior year reflecting an increase in comparable revenues of 7.3%.

For Specialty Retail Stores, our sales per square foot for the last twelve trailing months were $492 as of April 30, 2011, $482 as of January 29, 2011 and $462 as of May 1, 2010.

•                  Cost of goods sold including buying and occupancy costs (excluding depreciation) (COGS)—COGS represented 60.3% of revenues in the third quarter of fiscal year 2011, an improvement of 1.5% of revenues compared to the third quarter of fiscal year 2010.  COGS represented 63.3% of revenues in year-to-date fiscal 2011, an improvement of 1.2% of revenues compared to year-to-date fiscal 2010.  The decreases in COGS, as percentages of revenues, were primarily due to 1) higher levels of full-price sales, 2) lower net markdowns and promotions costs in our Specialty Retail Stores and 3) the leveraging of buying and occupancy costs on higher revenues.

•                  Inventories—During the third quarter of fiscal year 2011, we continued to closely manage our inventory.  At April 30, 2011, on-hand inventories totaled $845.1 million, a 8.4% increase from the prior year fiscal period in response to higher customer demand and the planned increase in inventories in certain targeted merchandise categories.

•                  Selling, general and administrative expenses (excluding depreciation) (SG&A)—SG&A represented 23.7% of revenues in the third quarter of fiscal year 2011, a net improvement of 1.0% of revenues compared to the third quarter of fiscal year 2010.  SG&A represented 23.0% of revenues in year-to-date fiscal 2011, a net improvement of 0.6% of revenues compared to year-to-date fiscal 2010.  The lower levels of SG&A expenses, as percentages of revenues, primarily reflect 1) the leveraging of payroll and related benefits costs and 2) a lower level of aggregate spending on professional fees and corporate initiatives, offset by 3) higher marketing and selling costs.

•                  Operating earnings—Total operating earnings in the third quarter of fiscal year 2011 were $123.2 million, or 12.5% of revenues.  Total operating earnings in the third quarter of fiscal year 2010 were $85.3 million, or 9.5% of revenues.  Our operating earnings margin increased by 3.0% of revenues primarily due to:

•            a decrease in COGS by 1.5% of revenues primarily due to higher levels of full-price sales, lower net markdowns and promotions costs in our Specialty Retail Stores and the leveraging of buying and occupancy costs;

•            a decrease in SG&A expenses by 1.0% of revenues primarily due to the leveraging of payroll and related benefits costs, a lower level of aggregate spending on professional fees and corporate initiatives, offset by higher spending on marketing and selling costs; and

•            a decrease in depreciation and amortization expense by 1.1% of revenues reflecting a lower level of capital expenditures in recent years and lower amortization of short-lived intangible assets; offset by

•            a decrease in income from our credit card operations by 0.6% of revenues primarily due to the amendment of terms in our amended and extended Program Agreement executed in July 2010.

Total operating earnings in year-to-date fiscal 2011 were $312.3 million, or 10.1% of revenues compared to $227.3 million, or 7.9% in year-to-date fiscal 2010.  Our operating earnings margin increased by 2.2% of revenues in year-to-date fiscal 2011 primarily due to:

•            a decrease in COGS by 1.2% of revenues primarily due to higher levels of full-price sales, lower net markdowns and promotions costs in our Specialty Retail Stores and the leveraging of buying and occupancy costs;

•            a decrease in SG&A expenses by 0.6% of revenues primarily due to the leveraging of payroll and related benefits costs, a lower level of aggregate spending on professional fees and corporate initiatives, offset by higher spending on marketing and selling costs; and

•            a decrease in depreciation and amortization expense by 0.9% of revenues reflecting a lower level of capital expenditures in recent years and lower amortization of short-lived intangible assets; offset by

•            a decrease in income from our credit card operations by 0.5% of revenues primarily due to the amendment of terms in our amended and extended Program Agreement executed in July 2010.

•                  Liquidity—Net cash provided by our operating activities was $180.9 million in year-to-date fiscal 2011 compared to $259.7 million in year-to-date fiscal 2010.  Cash provided by our operating activities in year-to-date fiscal 2010 was positively impacted by actions taken to align on-hand inventory levels to customer demand. We held cash balances of $522.4 million at April 30, 2011 compared to $513.3 million at May 1, 2010.  At April 30, 2011, we had no borrowings outstanding under our Asset-Based Revolving Credit Facility, $15.9 million of outstanding letters of credit and $524.1 million of unused borrowing availability.

•                  Refinancing Transactions—As more fully described in Note 14 of the Notes to Condensed Consolidated Financial Statements, we executed the following transactions, collectively referred to as the Refinancing Transactions, in May 2011:

•            Amended our Senior Secured Asset-Based Revolving Credit Facility;

•            Amended our Senior Secured Term Loan Facility; and

•            Acquired and called for redemption our Senior Notes.

•                  Outlook— While economic conditions have continued to improve in recent quarters, we do not anticipate the return of consumer spending to levels achieved in fiscal years 2007 and 2008 in the near-term.  We plan to maintain an appropriate alignment of our inventory levels and purchases with anticipated customer demand.  We believe the cash generated from our operations along with our cash balances and available sources of financing will enable us to meet our anticipated cash obligations for the remainder of fiscal year 2011.

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net revenues for the periods indicated.

	Thirteen weeks ended		Thirty-Nine weeks ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs (excluding depreciation)	60.3	61.8	63.3	64.5
Selling, general and administrative expenses (excluding depreciation)	23.7	24.7	23.0	23.6
Income from credit card program, net	(1.3)	(1.9)	(1.1)	(1.6)
Depreciation expense	3.2	3.9	3.2	3.7
Amortization of intangible assets	1.1	1.5	1.1	1.4
Amortization of favorable lease commitments	0.5	0.5	0.4	0.5
Operating earnings	12.5	9.5	10.1	7.9
Interest expense, net	5.3	6.6	5.4	6.2
Earnings before income taxes	7.3	2.9	4.8	1.7
Income tax expense	2.6	0.8	1.7	0.6
Net earnings	4.7%	2.1%	3.0%	1.1%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

	Thirteen weeks ended		Thirty-Nine weeks ended
(in millions, except sales per square foot)	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
REVENUES
Specialty Retail Stores	$804.4	$740.7	$2,502.1	$2,343.5
Direct Marketing	179.4	154.5	580.5	522.9
Total	$983.8	$895.2	$3,082.6	$2,866.4

OPERATING EARNINGS
Specialty Retail Stores	$120.9	$98.0	$314.0	$252.9
Direct Marketing	33.4	28.9	94.6	91.3
Corporate expenses	(15.9)	(13.8)	(46.9)	(42.8)
Other expenses (1)	(0.1)	(9.5)	(1.9)	(19.2)
Amortization of intangible assets and favorable lease commitments	(15.1)	(18.3)	(47.5)	(54.9)
Total	$123.2	$85.3	$312.3	$227.3

OPERATING PROFIT MARGIN
Specialty Retail Stores	15.0%	13.2%	12.6%	10.8%
Direct Marketing	18.6%	18.7%	16.3%	17.5%
Total	12.5%	9.5%	10.1%	7.9%

CHANGE IN COMPARABLE REVENUES (2)
Specialty Retail Stores	8.3%	9.5%	6.4%	(2.8)%
Direct Marketing	16.1%	6.9%	11.0%	2.1%
Total	9.7%	9.1%	7.3%	(1.9)%

SALES PER SQUARE FOOT
Specialty Retail Stores	$125	$114	$389	$363

STORE COUNT
Neiman Marcus and Bergdorf Goodman full-line stores:
Open at beginning of period	43	43	43	42
Opened during the period	—	—	—	1
Open at end of period	43	43	43	43
Neiman Marcus Last Call stores:
Open at beginning of period	30	28	28	27
Opened during the period	—	—	2	1
Open at end of period	30	28	30	28

NON-GAAP FINANCIAL MEASURE EBITDA (3)	$169.9	$138.3	$457.2	$387.1

(1)          Other expenses consists of costs (primarily professional fees and severance) incurred in connection with corporate initiatives and cost reductions.

(2)          Comparable revenues include 1) revenues derived from our retail stores open for more than fifty two weeks, including stores that have been relocated or expanded and 2) revenues from our Direct Marketing operation.

(3)          For an explanation of EBITDA as a measure of our operating performance and a reconciliation to net earnings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measure - EBITDA.”

Factors Affecting Our Results

Revenues.  We generate our revenues from the sale of high-end merchandise through our Specialty Retail Stores and our Direct Marketing operation.  Components of our revenues include:

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

•                  Delivery and processing—We generate revenues from delivery and processing charges related to merchandise delivered to our customers from both our Specialty Retail Stores and our Direct Marketing operation.

Our revenues can be affected by the following factors:

•                  general economic conditions;

•                  changes in the level of consumer spending generally and, specifically, on luxury goods;

•                  changes in the level of full-price sales;

•                  changes in the level of promotional events conducted by our Specialty Retail Stores and our Direct Marketing operation;

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise.  These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor.  Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise.  These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold.  We received vendor allowances of $51.7 million, or 1.7% of revenues, in year-to-date fiscal 2011 and

$46.7 million, or 1.6% of revenues, in year-to-date fiscal 2010.  The amounts of vendor allowances we receive fluctuate based on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during year-to-date fiscal 2011 and 2010.

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

Advertising costs consist primarily of 1) print media costs for promotional materials mailed to our customers incurred by our Specialty Retail segment, 2) advertising costs incurred by our Direct Marketing operation related to the production, printing and distribution of our print catalogs and the production of the photographic content for our websites and 3) online marketing costs incurred by our Direct Marketing operation.  We receive advertising allowances from certain of our merchandise vendors.  Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media.  Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned.  Advertising allowances aggregated approximately $45.2 million, or 1.5% of revenues, in year-to-date fiscal 2011 and $42.3 million, or 1.5% of revenues, in year-to-date fiscal 2010.

We also receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendor’s merchandise.  These allowances are netted against the related compensation expense that we incur.  Amounts received from vendors related to compensation programs were $46.0 million, or 1.5% of revenues, in year-to-date fiscal 2011 and $47.5 million, or 1.7% of revenues, in year-to-date fiscal 2010.

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

Income from credit card program, net.  Pursuant to a long-term marketing and servicing alliance with HSBC, HSBC offers credit card and non-card payment plans bearing our brands and we receive 1) ongoing payments from HSBC based on net credit card sales and 2) compensation for marketing and servicing activities (HSBC Program Income).  The HSBC Program Income is subject to annual adjustments, both increases and decreases, based upon the overall annual profitability and performance of the credit card portfolio.  We recognize HSBC Program Income when earned.  In the future, the HSBC Program Income may:

•                  increase or decrease based upon the level of utilization of our proprietary credit cards by our customers;

•                  increase or decrease based upon future changes to our historical credit card program related to, among other things, the interest rates applied to unpaid balances, the assessment of late fees and the level of usage of promotional no-interest credit programs;

•                  decrease based upon the level of future services we provide to HSBC; and

•                  increase or decrease based upon the overall profitability and performance of the credit card portfolio.

Our original program agreement with HSBC expired in July 2010.  In September 2010, we entered into an agreement with HSBC to amend and extend the program to July 2015 (renewable thereafter for three-year terms).  We refer to the agreement with HSBC, including the extension, as the Program Agreement.  Based upon current market conditions and the terms of the extended Program Agreement, we believe the future income earned by the Company will be lower than the income earned pursuant to the original Program Agreement and that a higher portion of such future income will be based upon the future profitability and performance of the credit card portfolio.

Seasonality

We conduct our selling activities in two primary selling seasons—Fall and Spring.  The Fall season is comprised of our first and second fiscal quarters and the Spring season is comprised of our third and fourth fiscal quarters.

Our first fiscal quarter is generally characterized by a higher level of full-price sales with a focus on the initial introduction of Fall season fashions.  Aggressive in-store marketing activities designed to stimulate customer purchases, a lower level of markdowns and higher margins are characteristic of this quarter.  The second fiscal quarter is more focused on promotional activities related to the December holiday season, the early introduction of resort season collections from certain designers and the sale of Fall season goods on a marked down basis.  As a result, margins are typically lower in the second fiscal quarter.  However, due to the seasonal increase in revenues that occurs during the holiday season, the second fiscal quarter is typically the quarter in which our revenues are the highest and in which expenses as a percentage of revenues are the lowest.  Our working capital requirements are also the greatest in the first and second fiscal quarters as a result of higher seasonal requirements.

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

Thirteen Weeks Ended April 30, 2011 Compared to Thirteen Weeks Ended May 1, 2010

Revenues.  Our revenues for the third quarter of fiscal year 2011 of $983.8 million increased by $88.6 million, or 9.9%, from $895.2 million in the third quarter of fiscal year 2010.  The increase in revenues was due to increases in comparable revenues related to a higher level of customer demand.  New stores generated revenues of $1.9 million in the third quarter of fiscal year 2011.

Comparable revenues for the thirteen weeks ended April 30, 2011 were $981.9 million compared to $895.2 million in the third quarter of fiscal year 2010, representing an increase of 9.7%.  Comparable revenues increased in the third quarter of fiscal year 2011 by 8.3% for Specialty Retail Stores and 16.1% for our Direct Marketing operation.

Internet revenues generated by our Direct Marketing operation were $156.8 million for the third quarter of fiscal year 2011, an increase of 19.8% compared to the prior year fiscal period.  Catalog revenues decreased 4.1% compared to the prior year fiscal period as our customers continue to migrate toward online retailing in our Direct Marketing operation.

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for the third quarter of fiscal year 2011 were 60.3% of revenues compared to 61.8% of revenues for the third quarter of fiscal year 2010.  The decrease in COGS by 1.5% of revenues in the third quarter of fiscal year 2011 was primarily due to:

•                  increased product margins of approximately 1.8% of revenues due to higher levels of full-price sales and lower net markdowns and promotions costs in our Specialty Retail Stores; and

•                  the leveraging of buying and occupancy costs by 0.4% of revenues on higher revenues; offset by

•                  decreased product margins generated by our Direct Marketing operation of approximately 0.7% of revenues primarily due to lower delivery and processing net revenues.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses as a percentage of revenues decreased to 23.7% of revenues in the third quarter of fiscal year 2011 compared to 24.7% of revenues in the prior year fiscal period.  The net decrease in SG&A expenses by 1.0% of revenues in the third quarter of fiscal year 2011 was primarily due to:

•                  lower spending for professional fees and expenses incurred in connection with corporate initiatives of approximately 1.2% of revenues; and

•                  favorable payroll and related costs of approximately 0.1% of revenues, primarily due to the leveraging of these expenses on higher revenues; offset by

•                  higher marketing and selling costs of approximately 0.3% of revenues.

Income from credit card program, net.  We earned HSBC Program Income of $12.5 million, or 1.3% of revenues, in the third quarter of fiscal year 2011 compared to $17.1 million, or 1.9% of revenues, in the third quarter of fiscal year 2010.  We amended and extended our Program Agreement in July 2010.  The decrease in HSBC Program Income in the third quarter of fiscal year 2011 compared to the prior year fiscal period is attributable to the impact of the change in the amended contractual terms of our Program Agreement, which became effective July 2010.

Depreciation expense.  Depreciation expense was $31.6 million, or 3.2% of revenues, in the third quarter of fiscal year 2011 compared to $34.7 million, or 3.9% of revenues, in the third quarter of fiscal year 2010.  The decrease in depreciation resulted primarily from recent lower levels of capital spending.

Amortization expense.  Amortization of intangible assets (primarily customer lists and favorable lease commitments) aggregated $15.1 million, or 1.6% of revenues, in the third quarter of fiscal year 2011 compared to $18.3 million, or 2.0% of revenues, in the third quarter of fiscal year 2010.  The decrease in amortization is primarily due to certain short-lived intangible assets becoming fully amortized.

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

	Thirteen weeks ended
(in millions)	April 30, 2011	May 1, 2010
Specialty Retail Stores	$120.9	$98.0
Direct Marketing	33.4	28.9
Amortization of intangible assets and favorable lease commitments	(15.1)	(18.3)
Corporate expenses	(15.9)	(13.8)
Other expenses	(0.1)	(9.5)
Total operating earnings	$123.2	$85.3

Operating earnings for our Specialty Retail Stores segment were $120.9 million, or 15.0% of Specialty Retail Stores revenues, for the third quarter of fiscal year 2011 compared to operating earnings of $98.0 million, or 13.2% of Specialty Retail Stores revenues, for the prior year fiscal period.  The increase in operating margin as a percentage of revenues was primarily due to:

•                  higher levels of full-price sales, lower net markdowns and lower promotions costs; and

•                  the leveraging of a significant portion of our expenses on the higher level of revenues; offset by

•                  a lower level of income from our credit card program.

Operating earnings for Direct Marketing were $33.4 million, or 18.6% of Direct Marketing revenues, in the third quarter of fiscal year 2011 compared to $28.9 million, or 18.7% of Direct Marketing revenues, for the prior year fiscal period.  The slight decrease in operating margin as a percentage of revenues for Direct Marketing was primarily the result of:

•                  decreased product margins primarily due to lower delivery and processing net revenues;

•                  higher marketing and selling costs; and

•                  a lower level of income from our credit card program; offset by

•                  the leveraging of a significant portion of our expenses on the higher level of revenues.

Other expenses of $0.1 million in the third quarter of fiscal year 2011 and $9.5 million in the third quarter of fiscal year 2010 consist of costs (primarily professional fees and severance) incurred in connection with corporate initiatives and cost reductions.

Interest expense, net. Net interest expense was $51.7 million, or 5.3% of revenues, in the third quarter of fiscal year 2011 and $59.4 million, or 6.6% of revenues, for the prior year fiscal period. The net decrease in interest expense is primarily due to 1) a decrease in interest expense as a result of the expiration of our fixed interest rate swap agreements in December 2010, offset by 2) an increase in interest rates on our floating rate indebtedness. The significant components of interest expense are as follows:

	Thirteen weeks ended
(in thousands)	April 30, 2011	May 1, 2010

Senior Secured Term Loan Facility	$14,170	$20,816
2028 Debentures	2,226	2,227
Senior Notes	16,929	17,116
Senior Subordinated Notes	12,969	12,969
Amortization of debt issue costs	3,955	4,683
Other, net	1,554	1,660
Capitalized interest	(127)	(81)
Interest expense, net	$51,676	$59,390

Income tax expense.  Our effective income tax rate for the third quarter of fiscal year 2011 was 35.4% compared to 28.7% for the third quarter of fiscal year 2010.  Our effective income tax rate for the third quarter of fiscal year 2010 was favorably impacted by the relative significance of non-taxable income and non-deductible expenses to our estimated taxable loss for fiscal year 2010.

During the fourth quarter of fiscal year 2010, the Internal Revenue Service (IRS) closed their examination of our fiscal year 2007 federal income tax return with no changes or assessments.  The IRS began an examination of our fiscal year 2008 federal income tax return in the second quarter of fiscal year 2011 and began an examination of our fiscal year 2009 federal income tax return in the third quarter of fiscal year 2011.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2006.  We believe our recorded tax liabilities as of April 30, 2011 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material adverse impact on our condensed consolidated financial statements.

Thirty-Nine Weeks Ended April 30, 2011 Compared to Thirty-Nine Weeks Ended May 1, 2010

Revenues.  Our revenues for year-to-date fiscal 2011 of $3,082.6 million increased by $216.2 million, or 7.5%, from $2,866.4 million in year-to-date fiscal 2010.  The increase in revenues was due to increases in comparable revenues related to a higher level of customer demand.  New stores generated revenues of $7.6 million in year-to-date fiscal 2011.

Comparable revenues for the thirty-nine weeks ended April 30, 2011 were $3,075.0 million compared to $2,866.4 million in year-to-date fiscal 2010, representing an increase of 7.3%. Changes in comparable revenues, by quarter and by reportable segment, were:

	First Fiscal Quarter	Second Fiscal Quarter	Third Fiscal Quarter	Year-to-Date Fiscal 2011
Specialty Retail Stores	5.1%	6.0%	8.3%	6.4%
Direct Marketing	12.8%	6.3%	16.1%	11.0%
Total	6.4%	6.0%	9.7%	7.3%

Internet revenues generated by our Direct Marketing operation were $498.7 million for year-to-date fiscal 2011, an increase of 13.6% compared to the prior year fiscal period.  Catalog revenues decreased 2.4% compared to the prior year fiscal period as our customers continue to migrate toward on-line retailing in our Direct Marketing operation.

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for year-to-date fiscal 2011 were 63.3% of revenues compared to 64.5% of revenues for year-to-date fiscal 2010.  The decrease in COGS by 1.2% of revenues in year-to-date fiscal 2011 was primarily due to:

•                  increased product margins of approximately 1.4% of revenues due to higher levels of full-price sales and lower net markdowns and promotions costs in our Specialty Retail Stores; and

•                  the leveraging of buying and occupancy costs by 0.4% of revenues on higher revenues; offset by

•                  decreased product margins generated by our Direct Marketing operation of approximately 0.5% primarily due to higher markdowns in response to lower than anticipated customer demand, particularly during the second quarter of fiscal year 2011, and lower delivery and processing net revenues.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses as a percentage of revenues decreased to 23.0% of revenues in year-to-date fiscal 2011 compared to 23.6% of revenues in the prior year fiscal period.  The net decrease in SG&A expenses of 0.6% of revenues in year-to-date fiscal 2011 was primarily due to:

•                  lower spending for professional fees and expenses incurred in connection with corporate initiatives of approximately 0.5% of revenues; and

•                  favorable payroll and related costs of approximately 0.3% of revenues, primarily due to the leveraging of these expenses on higher revenues and lower benefits costs incurred; offset by

•                  higher marketing and selling costs of approximately 0.2% of revenues.

Income from credit card program, net.  We earned HSBC Program Income of $34.0 million, or 1.1% of revenues, in year-to-date fiscal 2011 compared to $46.7 million, or 1.6% of revenues, in year-to-date fiscal 2010.  We amended and extended our Program Agreement in July 2010.  The decrease in HSBC Program Income in year-to-date fiscal 2011 compared to the prior year fiscal period is attributable to the impact of the change in the amended contractual terms of our Program Agreement, which became effective July 2010.

Depreciation expense.  Depreciation expense was $97.4 million, or 3.2% of revenues, in year-to-date fiscal 2011 compared to $104.9 million, or 3.7% of revenues, in year-to-date fiscal 2010.  The decrease in depreciation resulted primarily from recent lower levels of capital spending.

Amortization expense.  Amortization of intangible assets (primarily customer lists and favorable lease commitments) aggregated $47.5 million, or 1.5% of revenues, in year-to-date fiscal 2011 compared to $54.9 million, or 1.9% of revenues, in year-to-date fiscal 2010.  The decrease in amortization is primarily due to certain short-lived intangible assets becoming fully amortized.

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

	Thirty-Nine weeks ended
(in millions)	April 30, 2011	May 1, 2010
Specialty Retail Stores	$314.0	$252.9
Direct Marketing	94.6	91.3
Amortization of intangible assets and favorable lease commitments	(47.5)	(54.9)
Corporate expenses	(46.9)	(42.8)
Other expenses	(1.9)	(19.2)
Total operating earnings	$312.3	$227.3

Operating earnings for our Specialty Retail Stores segment were $314.0 million, or 12.6% of Specialty Retail Stores revenues, year-to-date fiscal 2011 compared to operating earnings of $252.9 million, or 10.8% of Specialty Retail Stores revenues, for the prior year fiscal period.  The increase in operating margin as a percentage of revenues was primarily due to:

•                  higher levels of full-price sales and lower net markdowns and promotions costs; and

•                  the leveraging of a significant portion of our expenses on the higher level of revenues; offset by

•                  a lower level of income from our credit card program.

Operating earnings for Direct Marketing were $94.6 million, or 16.3% of Direct Marketing revenues, in year-to-date fiscal 2011 compared to $91.3 million, or 17.5% of Direct Marketing revenues, for the prior year fiscal period.  The decrease in operating margin as a percentage of revenues for Direct Marketing was primarily the result of:

•                  decreased product margins primarily due to higher net markdowns and lower delivery and processing net revenues;

•                  higher marketing and selling costs; and

•                  a lower level of income from our credit card program.

Other expenses of $1.9 million in year-to-date fiscal 2011 and $19.2 million in year-to-date fiscal 2010 consist of costs (primarily professional fees and severance) incurred in connection with corporate initiatives and cost reductions.

Interest expense, net.  Net interest expense was $165.4 million, or 5.4% of revenues, in year-to-date fiscal year 2011 and $177.8 million, or 6.2% of revenues, for the prior year fiscal period.  The net decrease in interest expense is primarily due to 1) a decrease in interest expense as a result of the expiration of our fixed interest rate swap agreements in December 2010, offset by 2) an increase in interest rates on our floating rate indebtedness.  The significant components of interest expense are as follows:

	Thirty-Nine weeks ended
(in thousands)	April 30, 2011	May 1, 2010

Senior Secured Term Loan Facility	$52,353	$62,388
2028 Debentures	6,654	6,660
Senior Notes	50,603	51,385
Senior Subordinated Notes	38,764	38,764
Amortization of debt issue costs	12,585	14,023
Other, net	4,651	4,814
Capitalized interest	(256)	(275)
Interest expense, net	$165,354	$177,759

Income tax expense.  Our effective income tax rate for year-to-date fiscal 2011 was 36.7% compared to 37.5% for year-to-date fiscal 2010.  Our effective income tax rate for year-to-date fiscal 2010 was unfavorably impacted by the relative significance of non-taxable income and non-deductible expenses to our estimated taxable loss for fiscal year 2010.

Non-GAAP Financial Measure — EBITDA

We present the financial performance measure of earnings before interest, taxes, depreciation and amortization (EBITDA) because we use this measure to monitor and evaluate the performance of our business and believe the presentation of this measure will enhance investors’ ability to analyze trends in our business, evaluate our performance relative to other companies in our industry and evaluate our ability to service our debt.  EBITDA is not a presentation made in accordance with generally accepted accounting principles in the U.S. (GAAP).  Our computation of EBITDA may vary from others in our industry.

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

The following table reconciles net earnings as reflected in our condensed consolidated statements of operations prepared in accordance with GAAP to EBITDA:

	Thirteen weeks ended		Thirty-Nine weeks ended
(dollars in millions)	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010

Net earnings	$46.2	$18.5	$93.0	$30.9
Income tax expense	25.3	7.4	53.9	18.6
Interest expense, net	51.7	59.4	165.4	177.8
Depreciation expense	31.6	34.7	97.4	104.9
Amortization of intangible assets and favorable lease commitments	15.1	18.3	47.5	54.9
EBITDA	$169.9	$138.3	$457.2	$387.1
EBITDA as a percentage of revenues	17.3%	15.5%	14.8%	13.5%

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

We believe that operating cash flows, cash balances, available vendor financing and amounts available pursuant to our senior secured Asset-Based Revolving Credit Facility will be sufficient to fund our merchandise purchases, anticipated capital expenditure requirements, debt service requirements, income tax payments and obligations related to our Pension Plan through the remainder of fiscal year 2011.

At April 30, 2011, cash and cash equivalents were $522.4 million compared to $513.3 million at May 1, 2010.  Net cash provided by our operating activities was $180.9 million in year-to-date fiscal 2011 compared to $259.7 million in year-to-date fiscal 2010.  Cash provided by our operating activities in year-to-date fiscal 2010 was positively impacted by actions taken to align on-hand inventory levels to customer demand.

Net cash used for investing activities, representing capital expenditures, was $66.0 million in year-to-date fiscal 2011 and $43.1 million in year-to-date fiscal 2010.  We incurred capital expenditures in year-to-date fiscal 2011 related to the construction of our new store in Walnut Creek, California scheduled to open in March 2012.  We incurred significant capital expenditures in year-to-date fiscal 2010 related to the construction of our new store in Bellevue (suburban Seattle) which opened in September 2009.  Currently, we project gross capital expenditures for fiscal year 2011 to be approximately $105 to $115 million.  Net of developer contributions, capital expenditures for fiscal year 2011 are projected to be approximately $95 to $105 million.

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

Financing Structure at April 30, 2011

At April 30, 2011, our major sources of funds are comprised of vendor financing, a $600.0 million Asset-Based Revolving Credit Facility, a $1,505.7 million Senior Secured Term Loan Facility, $752.4 million Senior Notes, $500.0 million Senior Subordinated Notes, $125.0 million 2028 Debentures and operating leases.

As more fully described in Note 14 of the Notes to Condensed Consolidated Financial Statements, we executed the following transactions, collectively referred to as the Refinancing Transactions, in May 2011:

•      Amended our Senior Secured Asset-Based Revolving Credit Facility;

•      Amended our Senior Secured Term Loan Facility; and

•      Acquired and called for redemption our Senior Notes.

Senior Secured Asset-Based Revolving Credit Facility.  At April 30, 2011, NMG’s Asset-Based Revolving Credit Facility had a maximum committed borrowing capacity of $600.0 million and was scheduled to mature on January 15, 2013.  The facility also provided, on that date, an uncommitted accordion feature to allow NMG to request the lenders to provide additional capacity in either the form of increased revolving commitments or incremental term loans, subject to a potential total maximum facility of $800.0 million.

In May 2011, NMG entered into an amendment and restatement (the RCF Amendment) of the Asset-Based Revolving Credit

Facility.  The RCF Amendment increased the maximum committed borrowing capacity under the Asset-Based Revolving Credit Facility to $700.0 million and extended the maturity of the Asset-Based Revolving Credit Facility to May 17, 2016 (or, if earlier, the date that is 45 days prior to the scheduled maturity of NMG’s Senior Secured Term Loan Facility or Senior Subordinated Notes, or any indebtedness refinancing them, unless refinanced as of that date).  The RCF Amendment also provides an uncommitted accordion feature that allows NMG to request the lenders to provide additional capacity in either the form of increased revolving commitments or incremental term loans, subject to a potential total maximum facility of $1,000.0 million.

Availability under the Asset-Based Revolving Credit Facility is subject to a borrowing base.  The Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice.  Prior to the RCF Amendment, the borrowing base for the Asset-Based Revolving Credit Facility was equal to at any time the sum of (a) the lesser of (i) 80% of eligible inventory (valued at the lower of cost or market value) and (ii) 85% of the net orderly liquidation value of eligible inventory, and (b) 85% of the amounts owed by credit card processors in respect of eligible credit card accounts constituting proceeds arising from the sale or disposition of inventory, less certain reserves.  After the RCF Amendment, the borrowing base is equal to at any time the sum of (a) 90% of the net orderly liquidation value of eligible inventory plus (b) 85% of the amounts owed by credit card processors in respect of eligible credit card accounts constituting proceeds arising from the sale or disposition of inventory, less certain reserves.

Through April 30, 2011, NMG was required to maintain excess availability under the terms of the Asset-Based Revolving Credit Facility of at least the greater of (a) 10% of the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base and (b) $50 million.  Following the RCF Amendment, NMG must at all times maintain excess availability of at least the greater of (a) 10% of the lesser of 1) the aggregate revolving commitments and 2) the borrowing base and (b) $50 million, but NMG is not required to maintain a fixed charge coverage ratio.

On April 30, 2011, NMG had no borrowings outstanding under this facility, $15.9 million of outstanding letters of credit and $524.1 million of unused borrowing availability.

Borrowings under the Asset-Based Revolving Credit Facility bear interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the highest of (i) a defined prime rate, (ii) the federal funds effective rate plus 1/2 of 1% or (iii) a one-month LIBOR rate plus 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin.

Prior to the RCF Amendment, the applicable margin was up to 3.50% with respect to base rate borrowings and up to 4.50% with respect to LIBOR borrowings, provided that until October 1, 2010, the applicable margin was 3.25% with respect to base rate borrowings and 4.25% with respect to LIBOR borrowings.  Following the RCF Amendment, the applicable margin is up to 1.25% with respect to base rate borrowings and up to 2.25% with respect to LIBOR borrowings, provided that for the first three months after the closing of the Asset-Based Revolving Credit Facility, the applicable margin will be 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on the historical availability under the Asset-Based Revolving Credit Facility.

In addition, NMG is required to pay a commitment fee in respect of unused commitments.  Prior to the RCF Amendment, this fee was equal to (a) 0.75% per annum during any applicable period in which the average revolving loan utilization is 50% or more or (b) 1.00% per annum during any applicable period in which the average revolving loan utilization is less than 50%.  Following the RCF Amendment, this fee is equal to (a) 0.375% per annum during any applicable period in which the average revolving loan utilization is 40% or more or (b) 0.50% per annum during any applicable period in which the average revolving loan utilization is less than 40%.  NMG must also pay customary letter of credit fees and agency fees.

The facility contains covenants limiting dividends and other restricted payments, investments, loans, advances and acquisitions, and prepayments or redemptions of other indebtedness.  These covenants permit such restricted actions in an unlimited amount, subject to the satisfaction of certain payment conditions, principally that NMG must have pro forma excess availability under the Asset-Based Revolving Credit Facility equal to at least 15% of the lesser of (a) the revolving commitments under the facility and (b) the borrowing base, and NMG’s delivering projections demonstrating that projected excess availability for the next six months will be equal to such thresholds and that NMG has a pro forma ratio of consolidated EBITDA to consolidated Fixed Charges (as such terms are defined in the credit agreement) of at least 1.0 to 1.0 (or 1.1 to 1.0 for dividends or other distributions with respect to any equity interests in NMG, its parent or any subsidiary).

See Note 3 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 and Note 7 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010 for a further description of the terms of the Asset-Based Revolving Credit Facility.

Senior Secured Term Loan Facility.  In October 2005, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility.  At April 30, 2011, the outstanding balance under the Senior Secured Term Loan Facility was $1,505.7 million.

In May 2011, NMG entered into an amendment and restatement (the TLF Amendment) of the Senior Secured Term Loan Facility.  The TLF Amendment increased the amount of borrowings to $2,060.0 million and extended the maturity of the loans to May 16, 2018.  Loans that were not extended under the TLF Amendment were refinanced.  The proceeds of the incremental borrowings under the term loan facility, along with cash on hand, were used to repurchase or redeem the $752.4 million principal amount outstanding of Senior Notes.  The TLF Amendment also provided for an incremental facility to incur additional term loans, upon certain conditions, including that NMG’s secured leverage ratio (as defined in the TLF Amendment) is less than or equal to 4.50 to 1.00 on a pro forma basis after giving effect to the incremental loans and the use of proceeds thereof.

Term loans under the Senior Secured Term Loan Facility bear interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of 1) the prime rate of Credit Suisse AG (the administrative agent), 2) the federal funds effective rate plus 1/2 of 1.00% and 3) the adjusted one-month LIBOR rate plus 1.00% or (b) a LIBOR rate (for a period equal to the relevant interest period), subject to certain adjustments, in each case plus an applicable margin.

In addition to extending the maturity of a portion of the existing term loans under the Senior Secured Term Loan Facility, the TLF Amendment changed the “applicable margin” used in calculating the interest rate under the term loans.  At April 30, 2011, the applicable margin for $1,064.2 million principal of the term loans was 3.00% for alternate base rate loans and 4.00% for LIBOR rate loans (and those term loans provided that if NMG’s consolidated leverage ratio as of any date of determination were less than 5.0 to 1.0, the applicable margin would be 2.75% for alternate base rate loans and 3.75% for LIBOR rate loans) and the applicable margin for the other $441.5 million principal amount of the tem loans was 1.00% for alternate base rate loans and 2.00% for LIBOR rate loans (and those term loans provided that if NMG’s consolidated leverage ratio as of any date of determination were less than 4.5 to 1.0, the applicable margin would be 0.75% for alternate base rate loans and 1.75% for LIBOR rate loans).  The TLF Amendment changed the applicable margin for the term loans to 2.50% for alternate base rate loans and 3.50% for LIBOR loans.

The weighted average interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 3.72% at April 30, 2011.

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

Senior Notes.  At April 30, 2011, NMG had outstanding $752.4 million aggregate principal amount of 9.0% / 9.75% Senior Notes due 2015, issued under a senior indenture.  The Senior Notes bear cash interest at a rate of 9.0% per annum and have a stated maturity of October 15, 2015.

In May 2011, NMG acquired and cancelled $689.2 million principal amount of the Senior Notes through a tender offer and NMG expects to redeem the remaining $63.2 million principal amount of notes on June 15, 2011 (after which no Senior Notes will remain outstanding).  NMG’s payments to holders of the Senior Notes in the tender offer and redemption, taken together, will total approximately $790 million.

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

Interest Rate Swaps.  In connection with the Acquisition, we obtained $2,575.0 million of floating rate debt agreements, of which $2,125.0 million was outstanding at the Acquisition date and $1,505.7 million was outstanding at April 30, 2011.  Effective December 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  These swap agreements hedged a portion of our contractual floating rate interest commitments through the expiration of the agreements in December 2010.

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

Recent Accounting Pronouncements.  In May 2011, the Financial Accounting Standard Board issued guidance related to Level 3 fair value measurements and other fair value related disclosures.  This guidance is effective for financial statements issued for interim and annual periods beginning after December 15, 2011, or the third quarter of fiscal year 2012.  We have not yet evaluated the impact of adopting these disclosure requirements on our consolidated financial statements.

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

In connection with the Acquisition, NMG obtained $2,575.0 million of floating rate debt agreements, of which $2,125.0 million was outstanding at the Acquisition date and $1,505.7 million was outstanding under its Senior Secured Term Loan Facility at April 30, 2011.  In addition, as of April 30, 2011, NMG had no borrowings outstanding under its Asset-Based Revolving Credit Facility.  Future borrowings under NMG’s Asset-Based Revolving Facility, to the extent of outstanding borrowings, would be affected by interest rate changes.

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

Effective January 2010, NMG entered into interest rate cap agreements for an aggregate notional amount of $500.0 million in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness once the interest rate swap expired in December 2010.  The interest rate cap agreements commenced in December 2010 and will expire in December 2012.  Pursuant to the interest rate cap agreements, NMG has capped LIBOR at 2.50% through December 2012 with respect to the $500.0 million notional amount of such agreements.  In the event LIBOR is less than 2.50%, NMG will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than 2.50%, NMG will pay interest at the capped rate of 2.50%.  As of April 30, 2011, three-month LIBOR was 0.28%.  We believe that a 1% increase in LIBOR would increase our annual interest expense by approximately $0.2 million during the remainder of fiscal year 2011, after giving the effect to the Refinancing Transactions.

The effects of changes in the U.S. equity and bond markets serve to increase or decrease the value of pension plan assets, resulting in increased or decreased cash funding by the Company.  The Company seeks to manage exposure to adverse equity and bond returns by maintaining diversified investment portfolios and utilizing professional investment managers.

ITEM 4.  CONTROLS AND PROCEDURES

a.  Disclosure Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation as of April 30, 2011, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the design and operating effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b.  Changes in Internal Control over Financial Reporting.

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. No change occurred in our internal controls over financial reporting during the quarter ended April 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.           LEGAL PROCEEDINGS

On April 30, 2010, a Class Action Complaint for Injunction and Equitable Relief was filed in the United States District Court for the Central District of California by Sheila Monjazeb, individually and on behalf of other members of the general public similarly situated, against the Company, Newton Holding, LLC, TPG Capital, L.P. and Warburg Pincus, LLC.  On July 12, 2010, all defendants except for the Company were dismissed without prejudice, and on August 20, 2010, this case was refiled in the Superior Court of California for San Francisco County.  This complaint, along with a similar class action lawsuit originally filed by Bernadette Tanguilig in 2007, alleges that the Company has engaged in various violations of the California Labor Code and Business and Professions Code, including without limitation 1) asking employees to work “off the clock,” 2) failing to provide meal and rest breaks to its employees, 3) improperly calculating deductions on paychecks delivered to its employees, and 4) failing to provide a chair or allow employees to sit during shifts.  The plaintiffs in these matters seek certification of their cases as class actions, reimbursement for past wages and temporary, preliminary and permanent injunctive relief preventing defendant from allegedly continuing to violate the laws cited in their complaints.  We intend to vigorously defend our interests in these matters.  Currently, we cannot reasonably estimate the amount of loss, if any, arising from these matters.  However, we do not currently believe the resolution of these matters will have a material adverse impact on our financial position.  We will continue to evaluate these matters based on subsequent events, new information and future circumstances.

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

Deterioration in domestic and global conditions, including but not limited to instability in the financial markets, tightening of consumer credit and other economic conditions and uncertainties leading to a reduction in consumer spending, have had a significant adverse impact on our business in the past.  The continuation and/or recurrence of these conditions could have a significant negative impact on our future revenues and operating earnings.

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

We are highly leveraged.  As of April 30, 2011, the principal amount of NMG’s total indebtedness was approximately $2,883.3 million, the unused borrowing availability under the $600.0 million Asset-Based Revolving Credit Facility (the maximum size of which was subsequently increased) was $524.1 million and the outstanding letters of credit were $15.9 million.  As of April 30, 2011, NMG had no borrowings outstanding under this facility.  NMG’s substantial indebtedness, combined with its lease and other financial obligations and contractual commitments, could have other important consequences.  For example, it could:

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

In addition, NMG’s interest expense could increase if interest rates increase because the entire amount of the indebtedness under the senior secured credit facilities bears interest at floating rates.  As of April 30, 2011, NMG had approximately $1,505.7 million principal amount of floating rate debt, consisting of outstanding borrowings under the Senior Secured Term Loan Facility.  This principal amount subsequently increased as a result of the Refinancing Transactions described in Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I — Item 1.

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

Significant amounts of cash are required to service NMG’s indebtedness.  NMG’s ability to generate cash depends on many factors beyond its control, and any failure to meet its debt service obligations could harm its business, financial condition and results of operations.

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

Contractual limitations on NMG’s ability to execute any necessary alternative financing plans could exacerbate the effects of any failure to generate sufficient cash flow to satisfy its debt service obligations.  The Asset-Based Revolving Credit Facility permits NMG to borrow up to $700.0 million; however, NMG’s ability to borrow and obtain letters of credit (including amendments, renewals and extensions of letters of credit) thereunder is limited by a borrowing base, which at any time will equal the sum of (a) 90% of the net orderly liquidation value of eligible inventory, and (b) 85% of the amounts owed by credit card processors to the borrowers under the Asset-Based Revolving Credit Facility in respect of eligible credit card accounts constituting proceeds arising from the sale or disposition of inventory, less certain reserves.  In addition, if at any time the aggregate amount of outstanding revolving loans and incremental term loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Asset-Based Revolving Credit Facility exceeds the reported value of inventory as calculated under that facility, NMG will be required to eliminate such excess.  Further, if (a) the amount available under the Asset-Based Revolving Credit Facility is less than the greater of (i) 20% of the lesser of (A) the aggregate revolving commitments and (B) the borrowing base and (ii) $75 million or (b) an event of default has occurred, NMG will be required to repay outstanding loans and cash collateralize letters of credit.  In addition, under the terms of the Asset-Based Revolving Credit Facility, NMG is required to maintain excess availability of at least the greater of (a) 10% of the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base and (b) $50 million.  Our ability to meet the conditions described in this paragraph may be affected by events beyond our control.

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

We have a marketing and servicing alliance with HSBC Bank Nevada, N.A. and HSBC Private Label Corporation (collectively referred to as HSBC).  Pursuant to the agreement with HSBC, HSBC offers proprietary credit card accounts to our customers under both the “Neiman Marcus” and “Bergdorf Goodman” brand names.  Our original program agreement with HSBC expired in July 2010.  In September 2010, we entered into an agreement with HSBC to amend and extend the program to July 2015 (renewable thereafter for three-year terms).

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

3.1	Amended and Restated Certificate of Incorporation of Neiman Marcus, Inc. (1)

3.2	Amended and Restated Bylaws of Neiman Marcus, Inc. (1)

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

4.5

First Supplemental Indenture, dated as of May 16, 2011, to the Senior Indenture dated as of October 6, 2005, among The Neiman Marcus Group, Inc. (as successor to Newton Acquisition Merger Sub, Inc.), the guarantors thereunder and U.S. Bank National Association, as successor trustee. (1)

4.6	Form of 9%/9 3/4% Senior Notes due 2015, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010.

4.7	Form of 10 3/8% Senior Subordinated Notes due 2015, incorporated herein by reference to the Company’s Quarterly Report on From 10-Q for the quarter ended October 30, 2010.

4.8

Registration Rights Agreement dated October 6, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc., the Subsidiary Guarantors, The Neiman Marcus Group, Inc., and the Initial Purchasers, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010.

4.9

First Supplemental Indenture, dated as of July 11, 2006, to the Indenture, dated as of May 27, 1998, among The Neiman Marcus Group, Inc., Neiman Marcus, Inc., and The Bank of New York Trust Company, N.A., as successor trustee, incorporated herein by reference to The Neiman Marcus Group, Inc.’s Current Report on Form 8-K dated July 11, 2006.

4.10

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

10.6

Second Amended and Restated Credit Agreement, dated as of May 17, 2011, among The Neiman Marcus Group, Inc., the Company, the other borrowers named therein, the subsidiaries of The Neiman Marcus Group, Inc. from time to time party thereto, Bank of America, N.A., as administrative agent and co-collateral agent, Wells Fargo Bank, National Association (as successor to Wells Fargo Retail Finance, LLC), as co-collateral agent, and the lenders thereunder. (1)

10.7

Credit Agreement dated as of October 6, 2005, as amended and restated as of November 17, 2010, as further amended and restated as of May 16, 2011, among the lenders thereunder, Credit Suisse, as administrative agent and as collateral agent for such lenders, the Company, The Neiman Marcus Group, Inc. and each subsidiary of The Neiman Marcus Group, Inc. from time to time party thereto. (1)

10.8

Amended and Restated Pledge and Security Agreement dated as of July 15, 2009 by and among The Neiman Marcus Group, Inc., the Company, subsidiaries named therein and Bank of America, N.A., as administrative agent and co-collateral agent, incorporated herein by reference to Neiman Marcus, Inc.’s Current Report on Form 8-K dated July 16, 2009.

10.9

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

10.11

Amendment No. 1, dated as of March 28, 2006, to the Pledge and Security Intercreditor Agreement dated as of October 6, 2005, among Neiman Marcus, Inc., The Neiman Marcus Group, Inc., the Subsidiaries party thereto and Credit Suisse, as administrative agent and collateral agent, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 29, 2011.

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

10.13

Amendment No. 1, dated as of May 16, 2011, to the Lien Subordination and Intercreditor Agreement dated as of October 6, 2005, among the Company, The Neiman Marcus Group, Inc., each subsidiary from time to time party thereto, and Credit Suisse, as term loan agent, and Bank of America, N.A., as revolving loan agent. (1)

10.14

Form of First Priority Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement from The Neiman Marcus Group, Inc. to Credit Suisse, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010.

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

10.17

Form of Second Priority Leasehold Mortgage, Assignment of Lease and Rents, Security Agreement and Financing Statement from The Neiman Marcus Group, Inc. to Deutsche Bank Trust Company Americas, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010.

10.18

Form of First Amendment to Second Priority Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement from The Neiman Marcus Group, Inc. to Bank of America, N.A., incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

10.19*	Neiman Marcus, Inc. Management Equity Incentive Plan, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 29, 2011.

10.20*

Amendment to the Neiman Marcus, Inc. Management Equity Incentive Plan effective as of January 1, 2009, incorporated herein by reference to Neiman Marcus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.21*

Amendment No. Three to the Neiman Marcus, Inc. Management Equity Incentive Plan effective as of January 4, 2011, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 29, 2011.

10.22*

Amended and Restated Stock Option Grant Agreement dated April 2, 2010 between Neiman Marcus, Inc. and Burton M. Tansky incorporated herein by reference to the Company’s Current Report on Form 8-K dated April 28, 2010.

10.23*

Amended and Restated Stock Option Grant Agreement dated December 15, 2009 between Neiman Marcus, Inc. and Karen Katz, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 29, 2011.

10.24*

Stock Option Grant Agreement dated September 30, 2010 between Neiman Marcus, Inc. and Karen Katz, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 29, 2011.

10.25*

Amended and Restated Stock Option Agreement dated December 15, 2009 between Neiman Marcus, Inc. and James E. Skinner, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 29, 2011.

10.26*

Stock Option Grant Agreement dated September 30, 2010 between Neiman Marcus. Inc. and James E. Skinner, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 29, 2011.

10.27*

Amended and Restated Stock Option Grant Agreement dated December 15, 2009 between Neiman Marcus, Inc. and James J. Gold, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 29, 2011.

10.28*

Stock Option Grant Agreement dated September 30, 2010 between Neiman Marcus, Inc. and James J. Gold, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 29, 2011.

10.29*

Amended and Restated Stock Option Grant Agreement dated December 15, 2009 between Neiman Marcus, Inc. and Gerald A. Barnes, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 29, 2011.

10.30*

Stock Option Grant Agreement dated October 5, 2009 between Neiman Marcus, Inc. and Gerald A. Barnes, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 29, 2011.

10.31*	Employment Agreement dated April 26, 2010 by and between The Neiman Marcus Group, Inc. and Karen Katz incorporated herein by reference to the Company’s Current Report on Form 8-K dated April 28, 2010.

10.32*

Amendment to Employment Agreement effective December 31, 2010 by and between the Company, The Neiman Marcus Group, Inc. and Karen Katz, incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 2, 2010.

10.33	Management Services Agreement, dated as of October 6, 2005 among Newton Acquisition Merger Sub, Inc., Newton Acquisition, Inc., TPG GenPar IV, L.P., TPG GenPar III, L.P. and Warburg Pincus LLC. (1)

10.34

Registration Rights Agreement, dated as of October 6, 2005, among Newton Acquisition Merger Sub, Inc., Newton Acquisition, Inc., Newton Holding, LLC and the “Holders” identified therein as parties thereto, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 29, 2011.

10.35

Amended and Restated Credit Card Program Agreement, dated as of September 23, 2010, by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., HSBC Bank Nevada, N.A. and HSB Card Services, Inc., incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010. (2)

10.36

Amended and Restated Servicing Agreement, dated as of September 23, 2010, by and between The Neiman Marcus Group, Inc. and HSBC Bank Nevada, N.A., incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010. (2)

10.37*

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

10.39*	Neiman Marcus, Inc. Cash Incentive Plan amended as of January 21, 2008, incorporated herein by reference to the Neiman Marcus, Inc. Quarterly Report on Form 10-Q for the quarter ended April 26, 2008.

10.40

Management Stockholders’ Agreement dated as of October 6, 2005 between Newton Acquisition, Inc., Newton Holding, LLC, TPG Newton III, LLC, TPG Partners IV, L.P., TPG Newton Co-Invest I, LLC, Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII C.V. I, Warburg Pincus Germany Private Equity VIII K.G, Warburg Pincus Private Equity IX, L.P., and the other parties signatory thereto, incorporated herein by reference to the Neiman Marcus, Inc. Annual Report on Form 10-K for the fiscal year ended July 29, 2006.

10.41

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

10.42*

The Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan amended and restated effective January 1, 2008, incorporated herein by reference to the Neiman Marcus, Inc. Quarterly Report on Form 10-Q for the quarter ended April 26, 2008.

10.43*

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

10.46

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NEIMAN MARCUS, INC.

(Registrant)

Signature	Title	Date

/s/ T. Dale Stapleton	Senior Vice President	June 7, 2011
T. Dale Stapleton	and Chief Accounting Officer
(on behalf of the registrant and
as principal accounting officer)