Form 10-K
period 2011-07-30
Neiman Marcus, Inc.
filed 2011-09-21
CIK 1358651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 30, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant is zero.  The registrant is a privately held corporation.

As of September 15, 2011, the registrant had outstanding 1,014,915 shares of its common stock, par value $0.01 per share.

NEIMAN MARCUS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JULY 30, 2011

PART I

ITEM 1. BUSINESS

Business Overview

We are one of the nation’s leading luxury retailers, offering distinctive merchandise and excellent customer service that cater to the needs of the affluent consumer. Since our founding in the early 1900s, we have established ourselves as a leading fashion authority among luxury consumers and have become a premier U.S. retail channel for many of the world’s most exclusive designers.  We operate in both the in-store and direct-to-consumer retail channels to provide our customers the ability to shop “any time, anywhere and any place.” We believe this omni-channel model maximizes the recognition of our brands and strengthens our customer relationships.  We are investing and plan to continue to invest resources to ensure a seamless shopping experience across channels consistent with our customers’ expectations as well as our core value of exceptional customer service.  During fiscal years 2011, 2010 and 2009, we generated revenues of $4,002.3 million, $3,692.8 million and $3,643.3 million, respectively, and operating earnings (loss) of $329.7 million, $231.8 million and $(652.9) million, respectively.

We currently operate 41 Neiman Marcus full-line stores at prime retail locations in major U.S. markets and two Bergdorf Goodman stores on Fifth Avenue in New York City.  In addition, we operate 36 smaller format stores under the brands Last Call® and CUSP®.

In connection with our omni-channel retailing model, our in-store operations are augmented by our direct-to-consumer activities through which we operate e-commerce websites under the brands Neiman Marcus®, Bergdorf Goodman®, Horchow®, Last Call® and CUSP®.  We also produce catalogs under the Neiman Marcus and Horchow brands.  Our well-established online and catalog operation expands our reach beyond the trading area of our retail stores, as approximately 40% of our online and catalog customers in fiscal years 2011 and 2010 were located outside of the trade areas of our existing retail locations.

We also use our e-commerce websites and catalogs as selling and marketing tools to increase the visibility and exposure of our brand and generate customer traffic within our retail stores.  We believe the combination of our retail stores and our online and catalog direct selling efforts is the main reason that our omni-channel customers spend more on average than our single-channel customers (approximately four times more in fiscal years 2011 and 2010).

A further description of the components of our integrated, omni-channel retailing model follows:

Specialty Retail Stores.  Our specialty retail store operations (Specialty Retail Stores) consist primarily of our 41 Neiman Marcus stores and two Bergdorf Goodman stores.  We also operate 30 off-price stores under the Neiman Marcus Last Call brand.  Specialty Retail Stores accounted for 81.1% of our total revenues in fiscal year 2011, 81.5% in fiscal year 2010 and 82.1% in fiscal year 2009.

•                    Neiman Marcus Stores.  Neiman Marcus stores offer distinctive luxury merchandise, including women’s couture and designer apparel, contemporary sportswear, handbags, fashion accessories, shoes, cosmetics, men’s clothing and furnishings, precious and designer jewelry, decorative home accessories, fine china, crystal and silver, children’s apparel and gift items.  We locate our Neiman Marcus stores at carefully selected venues in major metropolitan markets across the United States.  We design our stores to provide a feeling of residential luxury by blending art and architectural details from the communities in which our stores are located.

To supplement the operations of our Neiman Marcus stores, we operate 30 off-price stores under the Neiman Marcus Last Call brand.  These stores offer off-price goods purchased directly for resale as well as end-of-season clearance goods from our Neiman Marcus stores, Bergdorf Goodman stores and direct-to-consumer operations.  Based upon our strategy to expand our off-price operations, we anticipate opening approximately four new Neiman Marcus Last Call stores in fiscal year 2012.  We also operate six stores under the CUSP name.  CUSP is a smaller store format (6,000 to 11,000 square feet) that targets a younger, fashion savvy customer with a contemporary point of view.

Our Neiman Marcus stores (including Neiman Marcus Last Call and CUSP stores) accounted for 67.5% of our total revenues in fiscal year 2011, 68.2% in fiscal year 2010 and 69.7% in fiscal year 2009 and 83.2% of Specialty Retail Stores revenues in fiscal year 2011, 83.7% in fiscal year 2010 and 84.9% in fiscal year 2009.  Sales from our Neiman Marcus Last Call and CUSP stores accounted for less than 10% of our total revenues in each of those years.

•                   Bergdorf Goodman Stores.  Bergdorf Goodman is a premier luxury retailer in New York City well known for its couture merchandise, opulent shopping environment and landmark Fifth Avenue locations.  Like Neiman Marcus, Bergdorf Goodman features high-end apparel, fashion accessories, shoes, precious and designer jewelry, cosmetics, gift items and decorative home accessories.  Our Bergdorf Goodman stores accounted for 13.6% of our total revenues in fiscal year 2011, 13.3% in fiscal year 2010 and 12.4% in fiscal year 2009 and 16.8% of Specialty Retail Stores revenues in fiscal year 2011, 16.3% in fiscal year 2010 and 15.1% in fiscal year 2009.

Direct Marketing.  To augment the operations of our retail stores, our upscale direct-to-consumer operation (Direct Marketing) conducts online and catalog sales of fashion apparel, accessories and home furnishings through the Neiman Marcus brand, online and catalog sales of home furnishings and accessories through the Horchow brand, and online sales of fashion apparel and accessories through the Bergdorf Goodman brand.  In fiscal year 2011, we launched a website under the Neiman Marcus Last Call brand.  The Neiman Marcus Last Call website features off-price fashion goods and augments and complements the operations of our Neiman Marcus Last Call stores.

Direct Marketing generated 18.9% of our total revenues in fiscal year 2011, 18.5% in fiscal year 2010 and 17.9% in fiscal year 2009.  Over one million customers made a purchase through one of our websites or catalogs in fiscal year 2011.  In recent years, internet revenues have increased as a percentage of Direct Marketing revenues.  As a percentage of total revenues of Direct Marketing, internet revenues were 86.3% in fiscal year 2011, 84.2% in fiscal year 2010 and 79.5% in fiscal year 2009.  Our catalog business circulated approximately 45 million catalogs in fiscal year 2011, a decrease of approximately 8% from the prior year.  With the growth of internet revenues, we have reduced catalog circulation in recent years and would expect flat to declining catalog circulation in the foreseeable future.  We regularly send e-mails to approximately 4.6 million e-mail addresses, alerting our customers to our newest merchandise and the latest fashion trends.

For more information about our reportable segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 of the Notes to Consolidated Financial Statements in Item 15.

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar.  All references to fiscal year 2011 relate to the fifty-two weeks ended July 30, 2011, all references to fiscal year 2010 relate to the fifty-two weeks ended July 31, 2010 and all references to fiscal year 2009 relate to the fifty-two weeks ended August 1, 2009.  References to fiscal years 2012 and years thereafter relate to our fiscal years for such periods.

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

The Acquisition

On April 22, 2005, Neiman Marcus, Inc. (the Company), formerly Newton Acquisition, Inc., and its wholly-owned subsidiary, Newton Acquisition Merger Sub, Inc. (Merger Sub), were formed and incorporated in the state of Delaware.  Newton Holding, LLC (Holding), the Company and Merger Sub were formed by investment funds affiliated with TPG Capital (formerly Texas Pacific Group) and Warburg Pincus LLC (collectively, the Sponsors) for the purpose of acquiring The Neiman Marcus Group, Inc. (NMG).

The acquisition of NMG was completed on October 6, 2005 (the Acquisition Date) through the merger of Merger Sub with and into NMG, with NMG being the surviving entity (the Acquisition).  Subsequent to the Acquisition, NMG is a subsidiary of the Company, which is controlled by Holding.  In connection with the Acquisition, NMG incurred significant indebtedness and became highly leveraged.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”  All references to “we” and “our” relate to the Company for periods subsequent to the Acquisition and to NMG for periods prior to the Acquisition.

Industry Overview

We operate in the luxury apparel and accessories segment of the U.S. retail industry and market and sell merchandise from luxury-branded fashion vendors, including, but not limited to, Chanel, Gucci, Prada, Estee Lauder, David Yurman, Giorgio Armani, St. John, Theory, Akris and Christian Louboutin.  Luxury-branded fashion vendors typically manage the distribution and marketing of their merchandise to maximize the perception of brand exclusivity and to facilitate the sale of their goods at premium prices, including limitations on the number of retail venues, both in-store and online, through which they distribute their merchandise.  The in-store locations typically consist of a limited number of specialty stores, high-end department stores and, in some instances, vendor-owned proprietary boutiques.  Retailers that compete with us for the distribution of luxury fashion brands include Saks Fifth Avenue, Nordstrom, Bloomingdales, Barney’s New York, vendor boutiques and other national, regional and local retailers.

Customer Service and Marketing

We are committed to providing our customers with a premier shopping experience through multiple retail channels.  Critical components of our customer service are our in-store relationship-based model, superior merchandise selection and elegant store settings.  Our customer service model is supported by:

•                  knowledgeable, professional and well-trained sales associates;

•                  in-store and online marketing programs designed to promote customer awareness of our offerings of the latest fashion trends;

•                  loyalty programs designed to cultivate long-term relationships with our customers; and

•                  a proprietary credit card program facilitating the extension of credit to our customers.

We believe we offer our customers fair and liberal return policies consistent with the practices of other luxury and specialty retailers.  We believe these policies help to cultivate long-term relationships with our customers.

Sales Associates.  We seek to maintain a sales force of knowledgeable, professional and well-trained sales associates to deliver personal attention and service to our customers through our relationship-based customer service model.  We compensate our sales associates primarily on a commission basis and provide them with training in the areas of customer service, selling skills and product knowledge.  Our sales associates participate in active clienteling programs, utilizing both print and digital media, designed to maintain contact with our customers between store visits and to ensure that our customers are aware of the latest merchandise offerings and fashion trends that we present in our stores.  We empower our sales associates to act as personal shoppers and, in many cases, as the personal style advisor to our customers.

Marketing Programs.  We conduct a wide variety of omni-channel marketing programs that allow us to engage with customers in multiple ways.  We use our marketing programs to develop and maintain relationships with customers, communicate fashion trends and information and generate excitement about our brand.  The programs include in-store and online events, social promotions and targeted communications leveraging digital and traditional media.

We maintain an active calendar of events to promote our sales efforts.  The activities include integrated in-store and online promotions of the merchandise of selected designers or merchandise categories. Many of these events are connected to our loyalty program, InCircle®.  In addition, events include seasonal in-store and online trunk shows by leading designers featuring the newest fashions from the designer, and participation in charitable functions and partnerships in each of our markets.  Trunk shows and in-store promotions at our Neiman Marcus and Bergdorf Goodman stores feature a variety of national and international vendors such as Chanel, Akris, Givenchy, Lanvin, Oscar de la Renta and Christian Louboutin.

Neiman Marcus and Bergdorf Goodman’s social media platforms include blogs, Twitter feeds and Facebook pages.  Social content includes insider fashion news, designer profiles, product promotion, customer service, and event support.  Posts and replies to customers are updated multiple times per day.  Each platform is designed to reinforce our position as a fashion leader as well as to highlight the expertise and insider knowledge of our fashion directors and merchants.

Through our print media programs, we mail various publications to our customers communicating upcoming in-store events, new merchandise offerings and fashion trends.  In connection with these programs, Neiman Marcus produces The Book® approximately eight to nine times each year.  The Book is a high-quality publication featuring the latest fashion trends that is mailed on a targeted basis to our customers and has a yearly printing of approximately two million.  Our other print publications include the Bergdorf Goodman Magazine and specific designer mailers.

In addition to print publications, we leverage our websites and online advertising through banner ads and paid searches, among other things, to communicate and connect with customers looking for fashion information and products online.  We believe that the online and print catalog operations offer the customer an omni-channel shopping experience allowing our customers to choose the channel that best fits their needs at any given time.

Loyalty Programs.  We maintain a loyalty program under the InCircle® brand name designed to cultivate long-term relationships with our customers.  Our loyalty program focuses on our most active customers.  This program includes marketing features, including private in-store events, as well as the ability to accumulate points for qualifying purchases.  Increased points are periodically offered in connection with promotional and other events.  Upon attaining specified point levels, points are automatically redeemed for gift cards.  Approximately 35% of our total revenues during each of the last two calendar years was generated by our InCircle loyalty program members.

Proprietary Credit Card Program.  We have a marketing and servicing alliance with HSBC Bank Nevada, N.A. and HSBC Private Label Corporation (collectively referred to as HSBC).  Pursuant to the agreement with HSBC, HSBC offers proprietary credit card accounts to our customers under both the “Neiman Marcus” and “Bergdorf Goodman” brand names.  Our original program agreement with HSBC expired in July 2010.  Effective July 2010, we amended and extended our agreement with HSBC to July 2015 (renewable thereafter for three-year terms).  We refer to the agreement with HSBC, including the extension, as the Program Agreement.

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

Based upon current market conditions and the changes in the terms of the extended Program Agreement, we believe the future income earned by the Company will be lower than the income earned pursuant to the original Program Agreement and that a higher portion of such future income will be based upon the future profitability and performance of the credit card portfolio.  During fiscal year 2011, we experienced a 22% decline in income earned pursuant to the Program Agreement with HSBC as compared to income earned in fiscal year 2010.

In August 2011, Capital One Financial Corporation (Capital One) entered into a purchase and assumption agreement with HSBC to purchase HSBC’s credit card and private label credit card business in the U.S.  Our agreement with HSBC includes a change of control provision that would permit us to terminate or renegotiate our agreement with any assignee of HSBC’s interest.  At this time, we are unable to evaluate the impact of such a transaction, if any, on the Company.

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

Historically, our customers holding a proprietary credit card have tended to shop more frequently and have a higher level of spending than customers paying with cash or third-party credit cards.  In fiscal years 2011 and 2010, approximately 50% of our revenues were transacted through our proprietary credit cards.

We utilize data captured through our proprietary credit card program in connection with promotional events and customer relationship programs targeting specific customers based upon their past spending patterns for certain brands, merchandise categories and store locations.

Merchandise

We carry luxury merchandise from well-recognized designers as well as emerging designers.  We believe our merchandising experience and in-depth knowledge of our customers and the markets within which we operate, allow us to select an appropriate merchandise assortment that is tailored to our customers’ tastes and lifestyles.

Our percentages of revenues by major merchandise category are as follows:

	Years Ended
	July 30, 2011	July 31, 2010	August 1, 2009
Women’s Apparel	35%	36%	36%
Women’s Shoes, Handbags and Accessories	24%	22%	21%
Men’s Apparel and Shoes	12%	11%	12%
Designer and Precious Jewelry	11%	11%	11%
Cosmetics and Fragrances	10%	11%	11%
Home Furnishings and Décor	6%	7%	7%
Other	2%	2%	2%
	100%	100%	100%

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

Designer and Precious Jewelry:  Our designer and precious jewelry offering includes women’s necklaces, bracelets, rings, earrings and watches that are selected to complement our apparel merchandise offering.  Our primary vendors in this category include David Yurman, John Hardy, Ippolita and Konstantino in designer jewelry and Roberto Coin and Van Cleef & Arpels in precious jewelry.  We often sell precious jewelry that has been consigned to us from the vendor.

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

Vendor Relationships

Our merchandise assortment consists of a wide selection of luxury goods purchased from both well-known luxury-branded fashion vendors as well as new and emerging designers.  We communicate with our vendors frequently, providing feedback on current demand for their products, suggesting changes to specific product categories or items on occasion and gaining insight into their future fashion direction.  Certain designers sell their merchandise, or certain of their design collections, exclusively to us and other designers sell to us pursuant to their limited distribution policies.  We compete for quality merchandise and assortment principally based on relationships and purchasing power with designer resources.  Our women’s and men’s apparel and fashion accessories businesses are especially dependent upon our relationships with these designer resources.  We monitor and evaluate the sales and profitability performance of each vendor and adjust our future purchasing decisions from time to time based upon the results of this analysis.  We have no guaranteed supply arrangements with our principal merchandising sources and, accordingly, there can be no assurance that such sources will continue to meet our needs for quality, style and volume.  In addition, our vendor base is diverse, with only one vendor representing slightly more than 5% of the cost of our total purchases in fiscal year 2011.  The breadth of our sourcing helps mitigate risks associated with a single brand or designer.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  We receive certain allowances to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise.  Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise.  We also receive advertising allowances from certain of our merchandise vendors, substantially all of which represent reimbursements of direct, specified and incremental costs we incur to promote the vendors’ merchandise.  These allowances are recorded as a reduction of our advertising costs when incurred.  In addition, we receive allowances from certain merchandise vendors in conjunction with compensation allowances for employees who sell the vendors’ merchandise, which allowances are netted against the related compensation expenses that we incur.  For more information related to allowances received from vendors, see Note 1 of the Notes to Consolidated Financial Statements in Item 15.

In order to expand our product assortment, we offer certain merchandise, primarily precious jewelry, which has been consigned to us from the vendor.  As of July 30, 2011 and July 31, 2010, we held consigned inventories with a cost basis of approximately $287.7 million and $256.2 million, respectively (consigned inventories are not reflected in our consolidated balance sheet as we do not take title to consigned merchandise).

Inventory Management

Our merchandising functions are responsible for the determination of the merchandise assortment and quantities to be purchased for each of our channels and, in the case of Neiman Marcus and Last Call stores, for the allocation of merchandise to each store.  We currently have approximately 400 merchandise buyers and merchandise planners.

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

Capital Investments

We make capital investments annually to support our long-term business goals and objectives.  We invest capital in new and existing stores, e-commerce business, distribution and support facilities as well as information technology.  We have gradually increased the number of our stores over the past ten years, growing our full-line Neiman Marcus and Bergdorf Goodman store base from 31 stores at the beginning of fiscal year 2001 to our current 43 stores.

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

In the past three fiscal years, we have made capital expenditures aggregating $254.4 million related primarily to:

•                  the construction of new stores in Topanga (greater Los Angeles area), Bellevue (suburban Seattle) and Walnut Creek, California (scheduled to open in March 2012);

•                  the renovation and expansion of our main Bergdorf Goodman store in New York City; and

•                  enhancements to merchandising and store systems.

Currently, we project gross capital expenditures for fiscal year 2012 to be approximately $180 to $190 million.  Net of developer contributions, capital expenditures for fiscal year 2012 are projected to be approximately $165 to $175 million.

We receive allowances from developers related to the construction of our stores thereby reducing our cash investment in these stores.  We record these allowances as deferred real estate credits, which are recognized as a reduction of rent expense on a straight-line basis over the lease term.  We received construction allowances aggregating $10.5 million in fiscal year 2011 and $14.4 million in fiscal year 2010.

Competition

The specialty retail industry is highly competitive and fragmented.  We compete for customers with specialty retailers, traditional and high-end department stores, national apparel chains, vendor-owned proprietary boutiques, individual specialty apparel stores and direct marketing firms.  We compete for customers principally on the basis of quality and fashion, customer service, value, assortment and presentation of merchandise, marketing and customer loyalty programs and, in the case of Neiman Marcus and Bergdorf Goodman, store ambiance.  Retailers that compete with us for distribution of luxury fashion brands include Saks Fifth Avenue, Nordstrom, Bloomingdales, Barney’s New York, vendor boutiques and other national, regional and local retailers.

We believe we differ from other national retailers by our omni-channel retailing model, distinctive merchandise assortment, which we believe is more upscale than other high-end department stores, excellent customer service, prime real estate locations and elegant shopping environment.  We believe we differentiate ourselves from regional and local high-end luxury retailers through our diverse product selection, strong national brand, loyalty programs, customer service, prime shopping locations and strong vendor relationships that allow us to offer the top merchandise from each vendor.  Vendor-owned proprietary boutiques and specialty stores carry a much smaller selection of brands and merchandise, lack the overall shopping experience we provide and have a limited number of retail locations.

Employees

As of September 15, 2011, we had approximately 14,900 employees.  Neiman Marcus stores (including Last Call) had approximately 11,800 employees, Bergdorf Goodman stores had approximately 1,100 employees, Direct Marketing had approximately 1,500 employees and Neiman Marcus Group had approximately 500 employees.  Our staffing requirements fluctuate during the year as a result of the seasonality of the retail industry.  We hire additional temporary associates and increase the hours of part-time employees during seasonal peak selling periods.  Except for approximately 13% of the Bergdorf Goodman employees, none of our employees are subject to a collective bargaining agreement.  We believe that our relations with our employees are good.

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

Deterioration in domestic and global economic conditions leading to reductions in consumer spending have had a significant adverse impact on our business in recent years.  While economic conditions have improved in recent quarters, domestic and global economic conditions remain volatile and we do not anticipate the return of consumer spending to levels achieved in fiscal years 2007 and 2008 in the near-term.  The continuation and/or recurrence of these conditions could have a significant negative impact on our future revenues and results of operations.

The merchandise we sell consists in large part of luxury retail goods.  The purchase of these goods by customers is discretionary, and therefore highly dependent upon the level of consumer spending, particularly among affluent customers.  Accordingly, sales of these products may continue to be adversely affected by a continuation or worsening of recent economic conditions, increases in consumer debt levels, uncertainties regarding future economic prospects or a decline in consumer confidence.  During an actual or perceived economic downturn, fewer customers may shop with us and those who do shop may limit the amounts of their purchases.  As a result, we could be required to take significant markdowns and/or increase our marketing and promotional expenses in response to the lower than anticipated levels of demand for luxury goods.  In addition, promotional and/or prolonged periods of deep discount pricing by our competitors could have a material adverse effect on our business.

Risks Related to Our Structure and NMG’s Indebtedness

Because NMG accounts for substantially all of our operations, we are subject to all risks applicable to NMG.

We are a holding company and, accordingly, substantially all of our operations are conducted through NMG and its subsidiaries.  As a result, our cash flow and our ability to service our debt depend upon the earnings of our subsidiaries.  In addition, we depend on the distribution of earnings, loans or other payments by our subsidiaries to us. As a result, we are subject to all risks applicable to NMG.

NMG has a substantial amount of indebtedness, which may adversely affect NMG’s cash flow and its ability to operate the business, to comply with debt covenants and make payments on its indebtedness.

We are highly leveraged.  As of July 30, 2011, the principal amount of NMG’s total indebtedness was approximately $2,685.1 million. In addition, NMG had unused borrowing availability under its $700.0 million Asset-Based Revolving Credit Facility of $615.8 million.  As of July 30, 2011, NMG had no borrowings outstanding under this facility and $13.7 million of outstanding letters of credit.  NMG’s substantial indebtedness, combined with its lease and other financial obligations and contractual commitments, could materially and adversely affect NMG’s business, financial condition and results of operations by:

•                  making it more difficult for NMG to satisfy its obligations with respect to its indebtedness, including restrictive covenants and borrowing conditions, which may lead to an event of default under agreements governing its debt;

•                  making NMG more vulnerable to adverse changes in general economic, industry and competitive conditions and government regulation;

•                  requiring NMG to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of cash flows to fund current operations and future growth;

•                  placing NMG at a competitive disadvantage compared to its competitors that are less leveraged;

•                  limiting NMG’s ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of its business strategy or other purposes; and

•                  limiting NMG’s ability to obtain credit from our vendors and other financing sources on acceptable terms or at all.

NMG’s interest expense could increase if interest rates increase because the entire amount of the indebtedness under the Senior Secured Credit Facilities bears interest at floating rates, primarily based on LIBOR.  As of July 30, 2011, NMG had approximately $2,060.0 million principal amount of floating rate debt, consisting of outstanding borrowings under the Senior Secured Term Loan Facility.  However, pursuant to the interest rate cap agreements, NMG has capped LIBOR at 2.50% through December 2012 with respect to $500.0 million notional amount of such agreements in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness.  In August 2011, NMG entered into additional interest rate cap agreements for an aggregate notional amount of $1,000.0 million.  These agreements cap LIBOR at 2.50% from December 2012 through December 2014.

Significant amounts of cash are required to service NMG’s indebtedness, and any failure to meet its debt service obligations could harm its business, financial condition and results of operations.

NMG’s ability to pay interest on and principal of the debt obligations will primarily depend upon NMG’s future operating performance.  As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond its control, will affect its ability to make these payments.

If NMG does not generate sufficient cash flow from operations to satisfy the debt service obligations, NMG may have to undertake alternative financing plans, such as refinancing or restructuring its indebtedness, selling of assets, reducing or delaying capital investments or seeking to raise additional capital.  Our ability to restructure or refinance NMG’s debt will depend on the condition of the capital markets and our financial condition at such time.  Any refinancing of NMG’s debt could be at higher interest rates and may require it to comply with more onerous covenants, which could further restrict its business operations.  The terms of existing or future debt instruments may restrict NMG from adopting some of these alternatives.  In addition, our borrowing costs and ability to refinance may be affected by short-term and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on NMG’s performance as measured by indicators such as interest coverage and leverage ratios.  Furthermore, any failure to make payments of interest and principal on NMG’s outstanding indebtedness on a timely basis would likely result in a reduction of NMG’s credit rating, which could harm its ability to incur additional indebtedness on acceptable terms.

Contractual limitations on NMG’s ability to execute any necessary alternative financing plans could exacerbate the effects of any failure to generate sufficient cash flow to satisfy its debt service obligations.  The Asset-Based Revolving Credit Facility permits NMG to borrow up to $700.0 million; however, NMG’s ability to borrow and obtain letters of credit (including amendments, renewals and extensions of letters of credit) thereunder is limited by a borrowing base, which at any time will equal the sum of (a) 90% of the net orderly liquidation value of eligible inventory plus (b) 85% of the amounts owed by credit card processors in respect of eligible credit card accounts constituting proceeds arising from the sale or disposition of inventory, less certain reserves.  In addition, at any time when incremental term loans are outstanding, if the aggregate amount outstanding under the Asset-Based Revolving Credit Facility exceeds the reported value of inventory as calculated under that facility, NMG will be required to eliminate such excess within a limited period of time.  If the amount available under the Asset-Based Revolving Credit Facility is less than the greater of (a) 12.5% of the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base and (b) $60.0 million, NMG will be required to repay outstanding loans and, if an event of default has occurred, cash collateralize letters of credit.  In addition, NMG is required to maintain excess availability of at least the greater of (a) 10% of the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base and (b) $50.0 million.  Our ability to meet the conditions described in this paragraph may be affected by events beyond our control.

NMG’s inability to generate sufficient cash flow to satisfy its debt service obligations, or to refinance its obligations at all or on commercially reasonable terms, could have a material adverse effect on its future business, financial condition and results of operations.

Agreements governing NMG’s indebtedness restrict NMG’s current and future operations and restrict its ability to take certain actions.

The credit agreements governing NMG’s Asset-Based Revolving Credit Facility and Senior Secured Term Loan Facility and the indentures governing the Senior Subordinated Notes and the 2028 Debentures contain, and any future indebtedness of NMG would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on NMG’s ability to engage in acts that may be in its best long-term interests.  The indentures governing the Senior Subordinated Notes and the 2028 Debentures and the credit agreements governing the Senior Secured Credit Facilities include covenants that, among other things, restrict NMG’s ability to:

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

The covenants limit NMG’s ability to distribute earnings to us, in the form of dividends or otherwise.  In addition, NMG’s ability to borrow under the Asset-Based Revolving Credit Facility is limited by the conditions described above.

Moreover, NMG’s Asset-Based Revolving Credit Facility provides discretion to the agent bank to impose additional availability restrictions and other reserves, which could materially impair the amount of borrowings that would otherwise be available to us.  There can be no assurance that the agent bank will not impose such reserves or, were it to do so, that the resulting impact of this action would not materially and adversely impair NMG’s liquidity.

A breach of any of the restrictive covenants in the facilities described above may constitute an event of default, permitting the lenders to declare all outstanding borrowings due under the relevant facility to be immediately due and payable, or to enforce their security interest.  Agreements governing NMG’s indebtedness also contain cross-default provisions, under which a declaration of default under a credit facility would result in an event of default under the notes and the debentures, which in turn may lead to mandatory redemption of such instruments in full.  Moreover, in an event of default or cross-default, certain lenders would also have the right to terminate any commitments they have to provide further borrowings.

A breach of any of the restrictive covenants would also result in a default under the indenture for our Senior Subordinated Notes after notice and failure to cure. If any such default occurs, the trustee or specified percentage of note holders may elect to declare all outstanding notes under the indenture, together with accrued interest, to be due and payable, which would result in an event of default under our Senior Secured Credit Facilities and the 2028 Debentures.

Based on the foregoing factors, the operating and financial restrictions and covenants in NMG’s debt agreements and any future financing agreements could adversely affect NMG’s ability to finance future operations or capital needs or to engage in other business activities.

We are indirectly owned and controlled by the Sponsors and their interests may conflict with those of our creditors and other stakeholders.

We are indirectly owned and controlled by the Sponsors.  The interests of the Sponsors may not in all cases be aligned with those of our creditors and other stakeholders.  For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of the Sponsors might conflict with our creditors’ interests.  In addition, the Sponsors may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to holders of our indebtedness and other stakeholders.  Furthermore, the Sponsors may in the future own businesses that directly or indirectly compete with us.  One or more of the Sponsors also may pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

Risks Related to Our Business and Industry

If we significantly overestimate our future sales, our profitability may be adversely affected.

We make decisions regarding the purchase of our merchandise well in advance of the season in which it will be sold.  For example, women’s apparel, men’s apparel, shoes and handbags are typically ordered six to nine months in advance of the products being offered for sale while jewelry and other categories are typically ordered three to six months in advance.  If our sales during any season are significantly lower than we anticipated, we may not be able to adjust our expenditures for inventory and other expenses in a timely fashion and may be left with a substantial amount of unsold inventory.  If that occurs, we may be forced to rely on markdowns or promotional sales to dispose of excess inventory.  This could have an adverse effect on our margins and operating income.  At the same time, if we fail to purchase a sufficient quantity of merchandise, we may not have an adequate supply of products to meet consumer demand, thereby causing us to lose sales or to harm our customer relationships.

The specialty retail industry is highly competitive.

The specialty retail industry is highly competitive and fragmented.  We compete for customers with specialty retailers, traditional and high-end department stores, national apparel chains, vendor-owned proprietary boutiques, individual specialty apparel stores and direct marketing firms.  Competition is strong both to attract and sell to customers and to establish relationships with, and obtain merchandise from, key vendors.  We compete for customers principally on the basis of quality and fashion, customer service, value, assortment and presentation of merchandise, marketing and customer loyalty programs and store ambiance.  Our failure to successfully compete based on these and other factors may have a material adverse effect on our revenues and results of operations.

A number of other competitive factors could have a material adverse effect on our business, results of operations and financial condition, including:

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

•                  entry by new competitors into markets in which we currently operate; and

•                  adoption of innovative retail sales methods by existing competitors.

Many of our competitors are larger than us and have greater financial resources.  In addition, certain designers from whom we source merchandise have established competing free-standing retail stores in the same vicinity as our stores.  If we fail to successfully compete for customers or merchandise, our revenues and results of operations could be materially adversely affected.

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

As a result of recent economic conditions, some of our vendors have experienced serious cash flow issues, reductions in available credit from banks, factors or other financial institutions, or increases in the cost of capital.  In response, our vendors may attempt to increase their prices, alter historical credit and payment terms available to us or take other actions.  Any of these actions could have an adverse impact on our relationship with the vendor or constrain the amounts or timing of our purchases from the vendor and, ultimately, have an adverse impact on our revenues, profitability and liquidity.

Our business is affected by foreign currency fluctuations and inflation.

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

Further, we have experienced certain inflationary conditions in our cost base due to increases in selling, general and administrative expenses, particularly with regard to employee benefits, and increases in fuel prices and costs impacted by increases in fuel prices, such as freight and transportation costs.  Inflation can harm our margins and profitability if we are unable to increase prices or cut costs enough to offset the effects of inflation in our cost base.

If our customers reduce their levels of spending in response to increases in retail prices and/or we are unable to pass such cost increases to our customers, our revenues and our profit margins may decrease.  Accordingly, foreign currency fluctuations and inflation could have a material adverse effect on our business, financial condition and results of operations in the future.

Our business and performance may be affected by our ability to implement our expansion and growth strategies.

In order to maintain and grow our position as a leading luxury retailer, we must make investments annually to support our business goals and objectives.  We make capital investments in our new and existing stores, websites, and distribution and support facilities as well as information technology.  We also incur expenses for headcount, advertising and marketing, professional fees and other costs in support of our growth initiatives.  Costs incurred in connection with our business goals and objectives require us to anticipate our customers’ needs, trends within our industry and our competitors’ actions.  In addition, we must successfully execute the strategies identified to support our business goals and objectives.  If we fail to identify appropriate business goals and objectives or if we fail to execute the actions required to accomplish these goals and objectives, our revenues, customer base and results of operations could be materially adversely affected.

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

Further, to keep pace with changing technology, we must continuously implement new information technology systems as well as enhance our existing systems.  Any failure to adequately maintain and update the information technology systems supporting our online operations, sales operations or distribution facilities could prevent us from processing and delivering merchandise, which could adversely affect our business.

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

We depend on the success of our advertising and marketing programs.

Our advertising and marketing costs, net of allowances, amounted to $86.6 million for fiscal year 2011. Our business depends on attracting an adequate volume of customers who are likely to purchase our merchandise. We have a significant number of marketing initiatives and regularly fine-tune our approach and adopt new ones. There can be no assurance as to our continued ability to effectively execute our advertising and marketing programs, and any failure to do so could adversely affect our business and results of operations.

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

The loss of senior management or attrition among our buyers or key sales associates could adversely affect our business.

Our success in the specialty retail industry is dependent on our senior management team, buyers and key sales associates.  We rely on the experience of our senior management and their specific knowledge relating to us and our industry would be difficult to replace.  If we were to lose a portion of our buyers or key sales associates, our ability to benefit from long-standing relationships with key vendors or to provide relationship-based customer service could suffer.  We may not be able to retain our current senior management team, buyers or key sales associates and the loss of any of these individuals could adversely affect our business.

Changes in our credit card arrangements and regulations with respect to those arrangements could adversely impact our business.

We maintain a proprietary credit card program through which credit is extended to customers.  We have a marketing and servicing alliance with certain HSBC entities (“HSBC”).  Under the terms of the agreement with HSBC, HSBC offers credit cards and non-card payment plans and bears substantially all credit risk with respect to sales transacted on the cards bearing our brands.  We receive payments from HSBC based on sales transacted on our proprietary credit cards.  Such payments are subject to annual adjustments based upon the overall annual profitability and performance of the proprietary credit card portfolio.  In addition, we receive payments from HSBC for certain marketing and servicing activities related to the credit cards.  In connection with the agreement with HSBC, we have changed and may continue to change the terms of credit offered to our customers as well as HSBC may change certain policies and arrangements with credit card customers in ways that affect our relationships with these customers.  Moreover, changes in credit card use, payment patterns, and default rates may result from a variety of economic, legal, social, and other factors that we cannot control or predict with certainty.

In August 2011, Capital One Financial Corporation (Capital One) entered into a purchase and assumption agreement with HSBC to purchase HSBC’s credit card and private label credit card business in the U.S.  Our agreement with HSBC includes a change of control provision that would permit us to terminate or renegotiate our agreement with any assignee of HSBC’s interest. At this time, we are unable to evaluate the impact of such a transaction, if any, on the Company.  However, because a significant portion of our revenues is transacted through our proprietary credit cards, changes in our proprietary credit card arrangement and consumer credit patterns and use may adversely affect our performance.

Credit card operations are subject to numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider.  The recent deterioration in domestic and global economic conditions resulted in increased legislative and regulatory changes affecting the financing industry, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act which was enacted in July 2010.  These changes significantly restructure regulatory oversight and other aspects of the financial industry, create a new federal agency to supervise and enforce consumer lending laws and regulations and expand state authority over consumer lending.  Any regulation or change in the regulation of credit arrangements that would materially limit the availability of credit to our customer base could adversely affect our business.  Changes in credit card use, payment patterns, and default rates may result from a variety of economic, legal, social, and other factors that we cannot control or predict with certainty.

Conditions in the countries where we source our merchandise and international trade conditions could adversely affect us.

A substantial majority of our merchandise is manufactured overseas, mostly in Europe and, to a lesser extent, China, Mexico and South America and delivered to us by our vendors as finished goods.  As a result, political instability, labor strikes, natural disasters or other events resulting in the disruption of trade or transportation from other countries or the imposition of additional regulations relating to duties upon imports could cause significant delays or interruptions in the supply of our merchandise or increase our costs, either of which could have a material adverse effect on our business.

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

Our business may be adversely affected by catastrophic events and extreme or unseasonable weather conditions.

Unforeseen events, including war, terrorism and other international conflicts, public health issues, and natural disasters such as earthquakes, hurricanes or tornadoes, whether occurring in the United States or abroad, could disrupt our operations, international trade, supply chain efficiencies, or result in political or economic instability. Any of the foregoing events could result in property losses, reduce demand for our products or make it difficult or impossible to obtain merchandise from our suppliers.

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

We are subject to customs, truth-in-advertising, intellectual property, labor and other laws, including consumer protection regulations, credit card regulations and zoning and occupancy ordinances that regulate retailers generally and/or 1) govern the importation, promotion and sale of merchandise, 2) regulate wage and hour matters with respect to our employees and 3) govern the operation of our retail stores and warehouse facilities.  Although we undertake to monitor changes in these laws, if these laws or the interpretations of these laws change without our knowledge, or are violated by importers, designers, manufacturers or distributors, we could experience delays in shipments and receipt of goods, suffer damage to our reputation or be subject to fines or other penalties under the controlling regulations, any of which could adversely affect our business.

If we are unable to enforce our intellectual property rights, or if we are accused of infringing on a third party’s intellectual property rights, our net income may decline.

We and our subsidiaries currently own our tradenames and service marks, including the “Neiman Marcus” and “Bergdorf Goodman” marks.  Our tradenames and service marks are registered in the United States and in various foreign countries.  The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. The loss or reduction of any of our significant proprietary rights could have an adverse effect on our business.

Additionally, third parties may assert claims against us alleging infringement, misappropriation or other violations of their tradename or other proprietary rights, whether or not the claims have merit.  Claims like these may be time consuming and expensive to defend and we could be required to cease using the tradename or other rights or sell the allegedly infringing products.  This could have an adverse affect on our sales and cause us to incur significant litigation costs and expenses.

We outsource certain business processes to third-party vendors, which subjects us to risks, including disruptions in business and increased costs.

We outsource some technology-related business processes to third parties.  These include credit card authorization and processing, insurance claims processing, payroll processing, record keeping for retirement and benefit plans and certain information technology functions.  In addition, we review outsourcing alternatives on a routine basis and may decide to outsource additional business processes in the future.  Further, we depend on third party vendors for delivery of our products from manufacturers and to our customers. We try to ensure that all providers of outsourced services are observing proper internal control practices, such as redundant processing facilities; however, there are no guarantees that failures will not occur.  Failure of third parties to provide adequate services could have an adverse effect on our results of operations or ability to accomplish our financial and management reporting.

ITEM 2. PROPERTIES

Our corporate headquarters are located at the Downtown Neiman Marcus store location in Dallas, Texas.  Other operating headquarters are located as follow:

Neiman Marcus Stores	Dallas, Texas
Bergdorf Goodman Stores	New York, New York
Neiman Marcus Last Call	Dallas, Texas
Direct Marketing	Irving, Texas

Properties that we use in our operations include Neiman Marcus stores, Bergdorf Goodman stores, Neiman Marcus Last Call stores and distribution, support and office facilities. As of September 15, 2011, the approximate aggregate square footage of the properties used in our operations was as follows:

	Owned	Owned Subject to Ground Lease	Leased	Total
Neiman Marcus Stores	854,000	2,275,000	2,438,000	5,567,000
Bergdorf Goodman Stores	—	—	316,000	316,000
Neiman Marcus Last Call Stores and Other	—	—	882,000	882,000
Distribution, Support and Office Facilities	1,317,000	150,000	1,136,000	2,603,000

Neiman Marcus Stores.  As of September 15, 2011, we operated 41 Neiman Marcus stores, with an aggregate total property size of approximately 5,567,000 square feet.  The following table sets forth certain details regarding each Neiman Marcus store:

Neiman Marcus Stores

Locations	Fiscal Year Operations Began	Gross Store Sq. Feet
Dallas, Texas (Downtown)(1)	1908	129,000
Dallas, Texas (NorthPark)(2)*	1965	218,000
Houston, Texas (Galleria)(3)*	1969	224,000
Bal Harbour, Florida(2)	1971	97,000
Atlanta, Georgia(2)*	1973	206,000
St. Louis, Missouri(2)	1975	145,000
Northbrook, Illinois(3)	1976	144,000
Fort Worth, Texas(2)	1977	119,000
Washington, D.C.(2)*	1978	130,000
Newport Beach, California(3)*	1978	154,000
Beverly Hills, California(1)*	1979	185,000
Westchester, New York(2)*	1981	138,000
Las Vegas, Nevada(2)	1981	174,000
Oak Brook, Illinois(2)	1982	119,000
San Diego, California(2)	1982	106,000
Fort Lauderdale, Florida(3)*	1983	94,000
San Francisco, California(4)*	1983	251,000
Chicago, Illinois (Michigan Ave.)(2)	1984	188,000
Boston, Massachusetts(2)	1984	111,000
Palo Alto, California(3)*	1986	120,000
McLean, Virginia(4)*	1990	130,000
Denver, Colorado(3)*	1991	90,000
Minneapolis, Minnesota(2)	1992	119,000
Scottsdale, Arizona(2)*	1992	118,000
Troy, Michigan(3)*	1993	157,000
Short Hills, New Jersey(3)*	1996	138,000
King of Prussia, Pennsylvania(3)*	1996	142,000
Paramus, New Jersey(3)*	1997	141,000
Honolulu, Hawaii(3)	1999	181,000
Palm Beach, Florida(2)	2001	53,000
Plano, Texas (Willow Bend)(4)*	2002	156,000
Tampa, Florida(3)*	2002	96,000
Coral Gables, Florida(2)*	2003	136,000
Orlando, Florida(4)*	2003	95,000
San Antonio, Texas(4)*	2006	120,000
Boca Raton, Florida(2)	2006	136,000
Charlotte, North Carolina(3)	2007	80,000
Austin, Texas(3)	2007	80,000
Natick, Massachusetts(4)*	2008	102,000
Topanga, California(3)*	2009	120,000
Bellevue, Washington(2)	2010	125,000

(1)	Owned subject to partial ground lease.
(2)	Leased.
(3)	Owned buildings on leased land.
(4)	Owned.
*	Mortgaged to secure our Senior Secured Credit Facilities and the 2028 Debentures.

We currently plan to open a new store in Walnut Creek, California in 2012 (89,000 square feet planned).

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

(1)           Leased.

*              Mortgaged to secure our Senior Secured Credit Facilities and the 2028 Debentures.

Neiman Marcus Last Call Stores.  As of September 15, 2011, we operated 30 Neiman Marcus Last Call stores that average approximately 28,000 square feet each in size.

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

Lease Terms.  We lease a significant percentage of our stores and, in certain cases, the land upon which our stores are located.  The terms of these leases, assuming all outstanding renewal options are exercised, range from six to 121 years.  The lease on the Bergdorf Goodman Main Store expires in 2050, with no renewal options, and the lease on the Bergdorf Goodman Men’s Store expires in 2020, with a 10-year renewal option.  Most leases provide for monthly fixed rentals or contingent rentals based upon sales in excess of stated amounts and normally require us to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our common stock.  At September 15, 2011, there were 31 holders of record of our common stock.

We have not declared or paid any dividends on our common stock in our two most recent fiscal years.

There were no unregistered sales of our equity securities during the quarterly period ended July 30, 2011.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is qualified in entirety by our Consolidated Financial Statements (and the Notes thereto) contained in Item 15 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Fiscal year ended
(in millions)	July 30, 2011	July 31, 2010	August 1, 2009		August 2, 2008 (1)		July 28, 2007
OPERATING RESULTS
Revenues	$4,002.3	$3,692.8	$3,643.3		$4,600.5		$4,390.1
Cost of goods sold including buying and occupancy costs (excluding depreciation)	2,589.4	2,419.5	2,536.8		2,935.0		2,753.8
Selling, general and administrative expenses (excluding depreciation)	934.2	885.4	882.7		1,045.4		1,015.1
Income from credit card program	(46.0)	(59.1)	(50.0)		(65.7)		(65.7)
Depreciation and amortization	194.9	215.1	223.5		220.6		208.7
Impairment charges	—	—	703.2	(2)	31.3	(3)	11.5	(4)
Operating earnings (loss)	329.7	231.8	(652.9	)(2)	466.4	(3)	476.8	(4)
Earnings (loss) from continuing operations before income taxes	49.3	(5.3)	(888.5)		226.6		217.0
Loss from discontinued operations, net of tax (5)	—	—	—		—		(22.8)
Net earnings (loss)	$31.6	$(1.8)	$(668.0)		$142.8		$111.9

(in millions)	July 30, 2011	July 31, 2010	August 1, 2009	August 2, 2008 (1)	July 28, 2007
FINANCIAL POSITION
Cash and cash equivalents	$321.6	$421.0	$323.4	$239.2	$141.2
Merchandise inventories	839.3	790.5	766.8	991.6	933.4
Total current assets	1,302.7	1,360.1	1,234.5	1,378.6	1,231.9
Property and equipment, net	873.2	905.8	992.7	1,075.3	1,043.7
Total assets	5,364.8	5,532.3	5,594.0	6,571.7	6,517.9
Total current liabilities	662.2	662.5	576.4	721.7	784.8
Long-term debt, excluding current maturities	$2,681.7	$2,879.7	$2,954.2	$2,946.1	$2,945.9

	Fiscal year ended
(in millions, except sales per square foot)	July 30, 2011	July 31, 2010	August 1, 2009		August 2, 2008 (1)		July 28, 2007
OTHER OPERATING DATA
Capital expenditures	$94.2	$58.7	$101.5		$183.5		$147.9
Depreciation expense	$132.4	$141.8	$150.8		$148.4		$136.5
Rent expense and related occupancy costs	$87.6	$85.0	$85.4		$92.6		$87.5
Change in comparable revenues (6)	8.1%	(0.1)%	(21.4)%		1.7%		6.7%
Number of full-line stores open at period end	43	43	42		41		40
Sales per square foot (7)	$505	$466	$475		$634	(8)	$638

NON-GAAP FINANCIAL MEASURE
EBITDA (9)	$524.7	$446.9	$(429.4	)(2)	$687.0	(3)	$685.6	(4)
Adjusted EBITDA (9)	$524.7	$446.9	$273.8		$685.8		$686.9

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

(5)                                  Loss from discontinued operations, reflects the operations of Kate Spade LLC (prior to its sale in December 2006).

(6)                                  Comparable revenues include 1) revenues derived from our retail stores open for more than fifty-two weeks, including stores that have been relocated or expanded and 2) revenues from our Direct Marketing operation.  Comparable revenues exclude 1) revenues of closed stores and 2) revenues from our discontinued operations (Kate Spade LLC).  The calculation of the change in comparable revenues for fiscal year 2008 is based on revenues for the fifty-two weeks ended July 26, 2008 compared to revenues for the fifty-two weeks ended July 28, 2007.

(7)                                  Sales per square foot are calculated as Neiman Marcus stores and Bergdorf Goodman stores net sales divided by weighted average square footage.  Weighted average square footage includes a percentage of year-end square footage for new stores equal to the percentage of the year during which they were open.

(8)                                  Sales per square foot for fiscal year 2008 are based on revenues for the fifty-two weeks ended July 26, 2008.

(9)                                  For an explanation of EBITDA and Adjusted EBITDA as measures of our operating performance and a reconciliation to net earnings, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measure-EBITDA and Adjusted EBITDA.”

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

Overview

The Company is a luxury retailer conducting integrated store and direct-to-consumer operations principally under the Neiman Marcus and Bergdorf Goodman brand names.  We report our store operations as our Specialty Retail Stores segment and our direct-to-consumer operations as our Direct Marketing segment.

The Company is a subsidiary of Newton Holding, LLC (Holding), which is controlled by investment funds affiliated with TPG Capital (formerly Texas Pacific Group) and Warburg Pincus LLC (collectively, the Sponsors).  The Company’s operations are conducted through its wholly-owned subsidiary, The Neiman Marcus Group, Inc. (NMG).  The Sponsors acquired NMG in a leveraged transaction in October 2005 (the Acquisition).

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar.  All references to fiscal year 2011 relate to the fifty-two weeks ended July 30, 2011, all references to fiscal year 2010 relate to the fifty-two weeks ended July 31, 2010 and all references to fiscal year 2009 relate to the fifty-two weeks ended August 1, 2009.

Fiscal Year 2011 Summary

A summary of our operating results is as follows:

•                    Revenues—Our revenues for fiscal year 2011 were positively impacted by a higher level of customer demand.  As a result, our revenues for fiscal year 2011 were $4,002.3 million, an increase of 8.4% as compared to fiscal year 2010.  Comparable revenues by quarter for fiscal year 2011 are as follows:

First fiscal quarter	6.4%
Second fiscal quarter	6.0%
Third fiscal quarter	9.7%
Fourth fiscal quarter	11.0%

For Specialty Retail Stores, our sales per square foot increased to $505 for the fifty-two weeks ended July 30, 2011 from $466 for the fifty-two weeks ended July 31, 2010.

•                   Cost of goods sold including buying and occupancy costs (excluding depreciation) (COGS)—COGS represented 64.7% of revenues in fiscal year 2011, an improvement of 0.8% of revenues compared to fiscal year 2010.  This decrease in COGS, as a percentage of revenues, was primarily due to 1) higher levels of full-price sales, 2) lower net markdowns and promotions costs in our Specialty Retail Stores and 3) the leveraging of buying and occupancy costs on higher revenues.

•                  Inventories—During fiscal year 2011, we continued to closely manage our inventories.  At July 30, 2011, on-hand inventories totaled $839.3 million, a 6.2% increase from the prior year fiscal period.

•                  Selling, general and administrative expenses (excluding depreciation) (SG&A)—SG&A represented 23.3% of revenues in fiscal 2011, a net improvement of 0.7% of revenues compared to fiscal year 2010.  The lower levels of SG&A expenses, as a percentage of revenues,  primarily reflect 1) the leveraging of payroll and related benefits costs and 2) a lower level of aggregate spending on professional fees and corporate initiatives, offset by 3) higher marketing and selling costs.

•                  Operating earnings—Total operating earnings in fiscal year 2011 were $329.7 million, or 8.2% of revenues.  Total operating earnings in fiscal year 2010 were $231.8 million, or 6.3% of revenues.  Our operating earnings margin increased by 1.9% of revenues primarily due to:

•            a decrease in COGS by 0.8% of revenues, as described above;

•            a decrease in SG&A expenses by 0.7% of revenues, as described above; and

•            a decrease in depreciation and amortization expense by 0.9% of revenues reflecting a lower level of capital expenditures in recent years and lower amortization of short-lived intangible assets; offset by

•            a decrease in income from our credit card operations by 0.5% of revenues primarily due to the amendment of terms in our amended and extended Program Agreement effective July 2010.

•                  Refinancing Transactions— As more fully described in Note 6 of the Notes to Consolidated Financial Statements in Item 15, we executed the following transactions, collectively referred to as the Refinancing Transactions, in the fourth quarter of fiscal year 2011:

•            Amended our Senior Secured Asset-Based Revolving Credit Facility;

•            Amended our Senior Secured Term Loan Facility; and

•            Repurchased or redeemed $752.4 million principal amount of our Senior Notes.

•                  Liquidity— Net cash provided by our operating activities was $272.4 million in fiscal year 2011 compared to $268.0 million in fiscal year 2010.  We held cash balances of $321.6 million at July 30, 2011 compared to $421.0 million at July 31, 2010.  The decrease in cash balances at July 30, 2011 was primarily due to cash used in connection with the Refinancing Transactions which included a reduction of $198.2 million in our long-term debt.  At July 30, 2011, we had no borrowings outstanding under our Asset-Based Revolving Credit Facility, $13.7 million of outstanding letters of credit and $615.8 million of unused borrowing availability.

•                  Outlook— While economic conditions improved in fiscal year 2011, domestic and global economic conditions remain volatile and we do not anticipate the return of consumer spending to levels achieved in fiscal years 2007 and 2008 in the near-term.  We plan to maintain an appropriate alignment of our inventory levels and purchases with anticipated customer demand.  We believe the cash generated from our operations along with our cash balances and available sources of financing will enable us to meet our anticipated cash obligations for fiscal year 2012.

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net revenues for the periods indicated.

	Fiscal year ended
	July 30, 2011	July 31, 2010	August 1, 2009

Revenues	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs (excluding depreciation)	64.7	65.5	69.6
Selling, general and administrative expenses (excluding depreciation)	23.3	24.0	24.2
Income from credit card program	(1.1)	(1.6)	(1.4)
Depreciation expense	3.3	3.8	4.1
Amortization of intangible assets	1.1	1.5	1.5
Amortization of favorable lease commitments	0.4	0.5	0.5
Impairment charges	—	—	19.3
Operating earnings (loss)	8.2	6.3	(17.9)
Interest expense, net	7.0	6.4	6.5
Operating earnings (loss) before income taxes	1.2	(0.1)	(24.4)
Income tax expense (benefit)	0.4	(0.1)	(6.1)
Net earnings (loss)	0.8%	(0.0)%	(18.3)%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

	Fiscal year ended
(in millions, except sales per square foot)	July 30, 2011	July 31, 2010	August 1, 2009

REVENUES
Specialty Retail Stores	$3,245.2	$3,010.8	$2,991.3
Direct Marketing	757.1	682.0	652.0
Total	$4,002.3	$3,692.8	$3,643.3

OPERATING EARNINGS (LOSS)
Specialty Retail Stores	$341.7	$272.5	$124.3
Direct Marketing	113.0	112.6	73.3
Corporate expenses	(59.5)	(58.1)	(52.1)
Other expenses (1)	(3.0)	(21.9)	(22.5)
Amortization of intangible assets and favorable lease commitments	(62.5)	(73.3)	(72.7)
Impairment charges (2)	—	—	(703.2)
Total	$329.7	$231.8	$(652.9)

OPERATING PROFIT MARGIN (LOSS)
Specialty Retail Stores	10.5%	9.1%	4.2%
Direct Marketing	14.9%	16.5%	11.2%
Total	8.2%	6.3%	(17.9)%

CHANGE IN COMPARABLE REVENUES (3)
Specialty Retail Stores	7.5%	(1.2)%	(23.2)%
Direct Marketing	11.0%	4.6%	(12.2)%
Total	8.1%	(0.1)%	(21.4)%

SALES PER SQUARE FOOT (4)
Specialty Retail Stores	$505	$466	$475

STORE COUNT
Neiman Marcus and Bergdorf Goodman full-line stores:
Open at beginning of period	43	42	41
Opened during the period	—	1	1
Open at end of period	43	43	42
Neiman Marcus Last Call stores:
Open at beginning of period	28	27	24
Opened during the period	2	1	4
Closed during the period	—	—	(1)
Open at end of period	30	28	27

NON-GAAP FINANCIAL MEASURE
EBITDA (5)	$524.7	$446.9	$(429.4)
Adjusted EBITDA (5)	$524.7	$446.9	$273.8

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

(4)           Sales per square foot are calculated as Neiman Marcus stores and Bergdorf Goodman stores net sales divided by weighted average square footage.  Weighted average square footage includes a percentage of year-end square footage for new stores equal to the percentage of the year during which they were open.

(5)           For an explanation of EBITDA and Adjusted EBITDA as measures of our operating performance and a reconciliation to net earnings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measure-EBITDA and Adjusted EBITDA.”

Factors Affecting Our Results

Revenues.  We generate our revenues from the sale of high-end merchandise through our Specialty Retail Stores and our Direct Marketing operation.  Components of our revenues include:

•                  Sales of merchandise—Revenues are recognized at the later of the point-of-sale or the delivery of goods to the customer.  Revenues are reduced when customers return goods previously purchased.  We maintain reserves for anticipated sales returns primarily based on our historical trends.  Revenues exclude sales taxes collected from our customers.

•                  Delivery and processing—We generate revenues from delivery and processing charges related to merchandise delivered to our customers.

Our revenues can be affected by the following factors:

•                  general economic conditions;

•                  changes in the level of consumer spending generally and, specifically, on luxury goods;

•                  changes in the level of full-price sales;

•                  changes in the level of promotional events conducted;

•                  our ability to successfully implement our expansion and growth strategies; and

•                  the rate of growth in internet revenues.

In addition, our revenues are seasonal, as discussed below under “Seasonality.”

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS consists of the following components:

•                  Inventory costs—We utilize the retail inventory method of accounting.  Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio, for various groupings of similar items, to the retail value of our inventories.  The cost of the inventory reflected on the consolidated balance sheet is decreased by charges to cost of goods sold at the time the retail value of the inventory is lowered through the use of markdowns.  Hence, earnings are negatively impacted when merchandise is marked down.  With the introduction of new fashions in the first and third fiscal quarters and our emphasis on full-price selling in these quarters, a lower level of markdowns and higher margins are characteristic of these quarters.

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise.  These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor.  Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise.  These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold.  We received vendor allowances of $87.5 million, or 2.2% of revenues, in fiscal year 2011, $81.2 million, or 2.2% of revenues, in fiscal year 2010 and $107.7 million, or 3.0% of revenues, in fiscal year 2009.  The amounts of vendor allowances we receive fluctuate based on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during fiscal years 2011, 2010 or 2009.

Changes in our COGS as a percentage of revenues can be affected by the following factors:

•                  our ability to order an appropriate amount of merchandise to match customer demand and the related impact on the level of net markdowns and promotions costs incurred;

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

Selling, general and administrative expenses (excluding depreciation).  SG&A principally consists of costs related to employee compensation and benefits in the selling and administrative support areas and advertising and marketing costs.  A significant portion of our selling, general and administrative expenses are variable in nature and are dependent on the revenues we generate.

Advertising costs consist primarily of 1) print media costs for promotional materials mailed to our customers, 2) advertising costs incurred related to the production, printing and distribution of our print catalogs and the production of the photographic content for our websites and 3) online marketing costs.  We receive advertising allowances from certain of our merchandise vendors.  Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media.  Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned.  Advertising allowances aggregated approximately $49.3 million, or 1.2% of revenues, in fiscal year 2011, $46.2 million, or 1.3% of revenues, in fiscal year 2010 and $65.7 million, or 1.8% of revenues, in fiscal year 2009.

We also receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendor’s merchandise.  These allowances are netted against the related compensation expense that we incur.  Amounts received from vendors related to compensation programs were $60.3 million, or 1.5% of revenues, in fiscal year 2011, $61.1 million, or 1.7% of revenues, in fiscal year 2010 and $65.8 million, or 1.8% of revenues, in fiscal year 2009.

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

Income from credit card program.  Pursuant to a long-term marketing and servicing alliance with HSBC, HSBC offers credit card and non-card payment plans bearing our brands and we receive income from HSBC (Program Income) consisting of 1) ongoing payments based on net credit card sales and 2) compensation for marketing and servicing activities.  The Program Income is subject to annual adjustments, both increases and decreases, based upon the overall annual profitability and performance of the credit card portfolio.  We recognize Program Income when earned.  In the future, the Program Income may:

•                  increase or decrease based upon the level of utilization of our proprietary credit cards by our customers;

•                  increase or decrease based upon future changes to our historical credit card program in response to changes in regulatory requirements or other changes related to, among other things, the interest rates applied to unpaid balances and the assessment of late fees;

•                  decrease based upon the level of future services we provide to HSBC; and

•                  increase or decrease based upon the overall profitability and performance of the credit card portfolio.

Our original program agreement with HSBC expired in July 2010.  Effective July 2010, we amended and extended our agreement with HSBC to July 2015 (renewable thereafter for three-year terms).  We refer to the agreement with HSBC, including the extension, as the Program Agreement.  Based upon current market conditions and the changes in the terms of the extended Program Agreement, we believe the income earned by the Company pursuant to the amended Program Agreement will be lower than the income earned pursuant to the original Program Agreement and that a higher portion of such future income will be based upon the future profitability and performance of the credit card portfolio.  During fiscal year 2011, we experienced a 22% decline in income earned pursuant to the Program Agreement with HSBC as compared to income earned in fiscal year 2010.

In August 2011, Capital One Financial Corporation (Capital One) entered into a purchase and assumption agreement with HSBC to purchase HSBC’s credit card and private label credit card business in the U.S.  Our agreement with HSBC includes a change of control provision that would permit us to terminate or renegotiate our agreement with any assignee of HSBC’s interest.  At this time, we are unable to evaluate the impact of such a transaction, if any, on the Company.

Seasonality

We conduct our selling activities in two primary selling seasons—Fall and Spring.  The Fall season is comprised of our first and second fiscal quarters and the Spring season is comprised of our third and fourth fiscal quarters.

Our first fiscal quarter is generally characterized by a higher level of full-price sales with a focus on the initial introduction of Fall season fashions.  Aggressive marketing activities designed to stimulate customer purchases, a lower level of markdowns and higher margins are characteristic of this quarter.  The second fiscal quarter is more focused on promotional activities related to the December holiday season, the early introduction of resort season collections from certain designers and the sale of Fall season goods on a marked down basis.  As a result, margins are typically lower in the second fiscal quarter.  However, due to the seasonal increase in revenues that occurs during the holiday season, the second fiscal quarter is typically the quarter in which our revenues are the highest and in which expenses as a percentage of revenues are the lowest.  Our working capital requirements are also the greatest in the first and second fiscal quarters as a result of higher seasonal requirements.

Our third fiscal quarter is generally characterized by a higher level of full-price sales with a focus on the initial introduction of Spring season fashions.  Aggressive marketing activities designed to stimulate customer buying, a lower level of markdowns and higher margins are again characteristic of this quarter.  Revenues are generally the lowest in the fourth fiscal quarter with a focus on promotional activities offering Spring season goods to customers on a marked down basis, resulting in lower margins during the quarter.  Our working capital requirements are typically lower in the third and fourth fiscal quarters compared to the other quarters.

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

Fiscal Year Ended July 30, 2011 Compared to Fiscal Year Ended July 31, 2010

Revenues.  Our revenues for fiscal year 2011 of $4,002.3 million increased by $309.5 million, or 8.4%, from $3,692.8 million in fiscal year 2010.  The increase in revenues was due to increases in comparable revenues related to a higher level of customer demand.  New stores generated revenues of $9.7 million in fiscal year 2011.

Comparable revenues for the fifty-two weeks ended July 30, 2011 were $3,992.6 million compared to $3,692.8 million in fiscal year 2010, representing an increase of 8.1%.  Changes in comparable revenues, by quarter and by reportable segment, were:

	Fiscal year 2011				Fiscal year 2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Specialty Retail Stores	11.0%	8.3%	6.0%	5.1%	4.9%	9.5%	(0.6)%	(14.9)%
Direct Marketing	11.0%	16.1%	6.3%	12.8%	13.6%	6.9%	5.9%	(7.2)%
Total	11.0%	9.7%	6.0%	6.4%	6.5%	9.1%	0.6%	(13.7)%

Internet revenues generated by our Direct Marketing operation were $653.7 million for fiscal year 2011, an increase of 13.9% compared to the prior fiscal year.  Catalog revenues decreased 4.3% compared to the prior fiscal year as we reduce our catalog circulation and our customers continue to migrate toward online retailing.

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for fiscal year 2011 was 64.7% of revenues compared to 65.5% of revenues for fiscal year 2010.  The decrease in COGS by 0.8% of revenues for fiscal year 2011 was primarily due to:

•                  increased product margins of approximately 0.9% of revenues in our Specialty Retail Stores due to higher levels of full-price sales and lower net markdowns and promotions costs; and

•                  the leveraging of buying and occupancy costs by 0.5% of revenues on higher revenues; offset by

•                  decreased product margins generated by our Direct Marketing operation of approximately 0.6% primarily due to higher net markdowns in response to lower than anticipated customer demand, particularly during the second quarter of fiscal year 2011, and lower delivery and processing net revenues.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses as a percentage of revenues decreased to 23.3% of revenues in fiscal year 2011 compared to 24.0% of revenues in the prior fiscal year.  The net decrease in SG&A expenses by 0.7% of revenues in fiscal year 2011 was primarily due to:

•                  lower spending for professional fees and expenses, primarily costs related to corporate initiatives incurred in fiscal year 2010, of approximately 0.5% of revenues; and

•                  favorable payroll and related costs of approximately 0.3% of revenues, primarily due to the leveraging of these expenses on higher revenues and lower benefits costs incurred; offset by

•                  higher marketing and selling costs of approximately 0.1% of revenues.

Income from credit card program.  We earned Program Income of $46.0 million, or 1.1% of revenues, in fiscal year 2011 compared to $59.1 million, or 1.6% of revenues, in fiscal year 2010.  We amended and extended our Program Agreement effective July 2010.  The decrease in Program Income in fiscal year 2011 compared to the prior fiscal year is attributable to the impact of the change in the amended contractual terms of our Program Agreement.

Depreciation expense.  Depreciation expense was $132.4 million, or 3.3% of revenues, in fiscal year 2011 compared to $141.8 million, or 3.8% of revenues, in fiscal year 2010.  The decrease in depreciation resulted primarily from recent lower levels of capital spending.

Amortization expense.  Amortization of intangible assets (primarily customer lists and favorable lease commitments) aggregated $62.5 million, or 1.6% of revenues, in fiscal year 2011 compared to $73.3 million, or 2.0% of revenues, in fiscal year 2010.  The decrease in amortization is primarily due to certain short-lived intangible assets becoming fully amortized.

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

	Fiscal year ended
(in millions)	July 30, 2011	July 31, 2010

Specialty Retail Stores	$341.7	$272.5
Direct Marketing	113.0	112.6
Corporate expenses	(59.5)	(58.1)
Other expenses	(3.0)	(21.9)
Amortization of intangible assets and favorable lease commitments	(62.5)	(73.3)
Total operating earnings	$329.7	$231.8

Operating earnings for our Specialty Retail Stores segment were $341.7 million, or 10.5% of Specialty Retail Stores revenues, for fiscal year 2011 compared to $272.5 million, or 9.1% of Specialty Retail Stores revenues, for the prior fiscal year.  The increase in operating margin as a percentage of revenues was primarily due to:

•                  higher levels of full-price sales and lower net markdowns and promotions costs; and

•                  the leveraging of a significant portion of our expenses on the higher level of revenues; offset by

•                  higher marketing and selling costs; and

•                  a lower level of income from our credit card program.

Operating earnings for Direct Marketing were $113.0 million, or 14.9% of Direct Marketing revenues, in fiscal year 2011 compared to $112.6 million, or 16.5% of Direct Marketing revenues, for the prior fiscal year.  The decrease in operating margin as a percentage of revenues for Direct Marketing was primarily the result of:

•                  decreased product margins primarily due to higher net markdowns and lower delivery and processing net revenues;

•                  higher marketing and selling costs; and

•                  a lower level of income from our credit card program.

Other expenses of $3.0 million in fiscal year 2011 and $21.9 million in fiscal year 2010 consist of costs (primarily professional fees and severance) incurred in connection with corporate initiatives and cost reductions.

Interest expense, net.  Net interest expense was $280.5 million, or 7.0% of revenues, in fiscal year 2011 and $237.1 million, or 6.4% of revenues, for the prior fiscal year.  Excluding the $70.4 million loss on debt extinguishment, net interest expense decreased by $27.0 million in fiscal year 2011 due to lower interest rates on our floating rate indebtedness.

The significant components of interest expense are as follows:

	Fiscal year ended
(in thousands)	July 30, 2011	July 31, 2010

Senior Secured Term Loan Facility	$75,233	$83,468
2028 Debentures	8,881	8,886
Senior Notes	53,916	68,315
Senior Subordinated Notes	51,732	51,732
Amortization of debt issue costs	14,661	18,697
Other, net	6,177	6,296
Capitalized interest	(535)	(286)
	$210,065	$237,108
Loss on debt extinguishment	70,388	—
Interest expense, net	$280,453	$237,108

In connection with the Refinancing Transactions, we incurred a loss on debt extinguishment of $70.4 million which included 1) costs of $37.9 million related to the tender for and redemption of our Senior Notes and 2) the write-off of $32.5 million of debt issuance costs related to the extinguished debt facilities. The total loss on debt extinguishment was recorded in the fourth quarter of fiscal year 2011 as a component of interest expense.  In addition, we incurred debt issuance costs in fiscal year 2011, primarily in connection with the Refinancing Transactions, of approximately $33.9 million which are being amortized over the terms of the amended debt facilities.

Income tax expense (benefit).  Our effective income tax rate for fiscal year 2011 was 35.8% compared to 65.4% for fiscal year 2010.  In fiscal year 2011, our effective tax rate exceeded the statutory rate primarily due to state income taxes and settlements with taxing authorities.  In fiscal year 2010, we generated a loss before income taxes of approximately $5.3 million, which resulted in a recorded income tax benefit of approximately $3.5 million and an effective tax rate of 65.4%.  The effective tax rate for fiscal year 2010 exceeded the statutory rate primarily due to the relative significance of state taxes, non-taxable income and non-deductible expense to our pretax loss.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  During fiscal year 2011, the Internal Revenue Service (IRS) began examination of our fiscal years 2008 and 2009 federal income tax returns.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2006.  We believe our recorded tax liabilities as of July 30, 2011 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our consolidated financial statements.

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

Internet revenues generated by Direct Marketing operation were $574.0 million for fiscal year 2010, an increase of 10.7% compared to the prior fiscal year.  Catalog revenues decreased 19.2% compared to the prior fiscal year as our customers continued to migrate toward online retailing.

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for fiscal year 2010 was 65.5% of revenues compared to 69.6% of revenues for fiscal year 2009.  The decrease in COGS by 4.1% of revenues for fiscal year 2010 was primarily due to:

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

Income from credit card program.  We earned Program Income of $59.1 million, or 1.6% of revenues, in fiscal year 2010 compared to $50.0 million, or 1.4% of revenues, in fiscal year 2009 primarily due to improvements in the profitability and performance of the credit card portfolio, primarily as the result of lower shared credit card losses.

Depreciation expense.  Depreciation expense was $141.8 million, or 3.8% of revenues, in fiscal year 2010 compared to $150.8 million, or 4.1% of revenues, in fiscal year 2009.  The decrease in depreciation results primarily from recent lower levels of capital spending and delays in certain real estate projects in response to unfavorable economic conditions.

Amortization expense.  Amortization of intangible assets (primarily customer lists and favorable lease commitments) aggregated $73.3 million, or 2.0% of revenues, in fiscal year 2010 compared to $72.7 million, or 2.0% of revenues, in fiscal year 2009.

Impairment charges.  In fiscal year 2009, we recorded impairment charges, related primarily to our tradenames and goodwill, aggregating $703.2 million in connection with the review of our long-lived assets for recoverability, as more fully explained in Note 4 of the Notes to Consolidated Financial Statements in Item 15.  In fiscal year 2010, we did not record any impairment charges.

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

Other expenses of $21.9 million in fiscal year 2010 and $22.5 million in fiscal year 2009 consist of costs (primarily professional fees and severance) incurred in connection with corporate initiatives and cost reductions.

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

Income tax (benefit) expense.  In fiscal year 2010, we generated a loss before income taxes of approximately $5.3 million, which resulted in a recorded income tax benefit of approximately $3.5 million and an effective tax rate of 65.4%.  The effective tax rate for fiscal year 2010 exceeded the statutory rate primarily due to the relative significance of state taxes, non-taxable income and non-deductible expense to our pretax loss.  For fiscal year 2009, we generated a loss before income taxes of approximately $888.5 million, which resulted in a recorded income tax benefit of approximately $220.5 million and an effective tax rate of 24.8%.  For fiscal year 2009, no income tax benefit exists related to the $329.7 million of goodwill impairment charges recorded.  Excluding the impact of the goodwill impairment charges, our effective income tax rate was 39.5% for fiscal year 2009.

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

Non-GAAP Financial Measure — EBITDA and Adjusted EBITDA

We present the financial performance measures of earnings before interest, taxes, depreciation and amortization (EBITDA) and Adjusted EBITDA because we use these measures to monitor and evaluate the performance of our business and believe the presentation of these measures will enhance investors’ ability to analyze trends in our business, evaluate our performance relative to other companies in our industry and evaluate our ability to service our debt.  EBITDA and Adjusted EBITDA are not presentations made in accordance with generally accepted accounting principles in the U.S. (GAAP).  Our computations of EBITDA and Adjusted EBITDA may vary from others in our industry.  In addition, we use performance targets based on EBITDA as a component of the measurement of incentive compensation as described under “Executive Compensation — Compensation Discussion and Analysis — 2011 Executive Officer Compensation.”

The non-GAAP measures of EBITDA and Adjusted EBITDA contain some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the indentures governing NMG’s Senior Secured Asset-Based Revolving Credit Facility, Senior Secured Term Loan Facility and Senior Subordinated Notes.  EBITDA and Adjusted EBITDA should not be considered as alternatives to operating earnings (loss) or net earnings (loss) as measures of operating performance.  In addition, EBITDA and Adjusted EBITDA are not presented as and should not be considered as alternatives to cash flows as measures of liquidity.  EBITDA and Adjusted EBITDA have important limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.  For example, EBITDA and Adjusted EBITDA:

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

The following table reconciles net earnings (loss) as reflected in our consolidated statements of operations prepared in accordance with GAAP to EBITDA and Adjusted EBITDA:

	Fiscal year ended
(dollars in millions)	July 30, 2011	July 31, 2010	August 1, 2009

Net earnings (loss)	$31.6	$(1.8)	$(668.0	)(1)
Income tax expense (benefit)	17.7	(3.5)	(220.5)
Interest expense, net	280.5	237.1	235.6
Depreciation expense	132.4	141.8	150.8
Amortization of intangible assets and favorable lease commitments	62.5	73.3	72.7
EBITDA	524.7	446.9	(429.4	)(1)
EBITDA as a percentage of revenues	13.1%	12.1%	(11.8)%
Non-cash impairment of long-lived assets	—	—	703.2
Adjusted EBITDA	$524.7	$446.9	$273.8
Adjusted EBITDA as a percentage of revenues	13.1%	12.1%	7.5%

(1)   For fiscal year 2009, operating loss and EBITDA include pretax impairment charges related to 1) $329.7 million for the writedown to fair value of goodwill, 2) $343.2 million for the writedown to fair value of the net carrying value of tradenames and 3) $30.3 million for the writedown to fair value of the net carrying value of certain long-lived assets.

Inflation and Deflation

We believe changes in revenues and net earnings that have resulted from inflation or deflation have not been material during the past three fiscal years.  In recent years, we have experienced certain inflationary conditions in our cost base due primarily to changes in foreign currency exchange rates that have reduced the purchasing power of the U.S. dollar and, to a lesser extent, to increases in selling, general and administrative expenses, particularly with regard to employee benefits, and increases in fuel prices and costs impacted by increases in fuel prices, such as freight and transportation costs.

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

•      debt service requirements;

•      capital expenditures for expansion and growth strategies, including new store construction, store renovations and upgrades of our management information systems;

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

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of inventories.  We have typically financed the increases in working capital needs during the first and second fiscal quarters with available cash balances, cash flows from operations and, if necessary, with cash provided from borrowings under our credit facilities.  We have made no borrowings under our Asset-Based Revolving Credit Facility during fiscal years 2011, 2010 or 2009.

We believe that operating cash flows, cash balances, available vendor financing and amounts available pursuant to our Asset-Based Revolving Credit Facility will be sufficient to fund our cash requirements through the end of fiscal year 2012, including merchandise purchases, anticipated capital expenditure requirements, debt service requirements, income tax payments and obligations related to our Pension Plan.

At July 30, 2011, cash and cash equivalents were $321.6 million compared to $421.0 million at July 31, 2010.  The decrease in cash balances at July 30, 2011 was primarily due to cash used in connection with the Refinancing Transactions which included a reduction of $198.2 million in our long-term debt.  Net cash provided by our operating activities was $272.4 million for fiscal year 2011 compared to $268.0 million for fiscal year 2010.

Net cash used for investing activities, representing capital expenditures, was $94.2 million in fiscal year 2011 and $58.7 million in fiscal year 2010.  We incurred capital expenditures in fiscal year 2011 related to the construction of our new store in Walnut Creek, California scheduled to open in March 2012.  We incurred significant capital expenditures in fiscal year 2010 related to the construction of our new store in Bellevue (suburban Seattle) which opened in September 2009.  Currently, we project gross capital expenditures for fiscal year 2012 to be approximately $180 to $190 million.  Net of developer contributions, capital expenditures for fiscal year 2012 are projected to be approximately $165 to $175 million.

Net cash used for financing activities was $277.6 million in fiscal year 2011 as compared to $111.8 million in fiscal year 2010.  Net cash used for financing activities in fiscal year 2011 reflects the impact of the Refinancing Transactions executed in the fourth quarter of fiscal year 2011.  In connection with the Refinancing Transactions, we incurred incremental borrowings under the Senior Secured Term Loan Facility, as amended, of approximately $554.3 million. These proceeds, along with cash on hand, were used to repurchase or redeem the principal amount of the Senior Notes. Our payment to holders of the Senior Notes in the tender offer and redemption, taken together, aggregated approximately $790 million.  In addition, we incurred debt issuance costs in fiscal year 2011, primarily in connection with the Refinancing Transactions, of approximately $33.9 million.  In fiscal year 2010, pursuant to the terms of our Senior Secured Term Loan Facility, we prepaid $111.6 million of outstanding borrowings under that facility from excess cash flow, as defined, that we generated in fiscal years 2010 and 2009.

Financing Structure at July 30, 2011

Our major sources of funds are comprised of vendor financing, a $700.0 million Asset-Based Revolving Credit Facility, $2,060.0 million Senior Secured Term Loan Facility, $500.0 million Senior Subordinated Notes, $125.0 million 2028 Debentures and operating leases.

Senior Secured Asset-Based Revolving Credit Facility. In May 2011, NMG entered into an amendment and restatement of the Asset-Based Revolving Credit Facility.  As amended, the maximum committed borrowing capacity under the Asset-Based Revolving Credit Facility is $700.0 million and the Asset-Based Revolving Credit Facility matures on May 17, 2016 (or, if earlier, the date that is 45 days prior to the scheduled maturity of NMG’s Senior Secured Term Loan Facility or Senior Subordinated Notes, or any indebtedness refinancing them, unless refinanced as of that date).  The Asset-Based Revolving Credit Facility also provides an uncommitted accordion feature that allows NMG to request the lenders to provide additional capacity in either the form of increased revolving commitments or incremental term loans, subject to a potential total maximum facility of $1,000.0 million.

Availability under the Asset-Based Revolving Credit Facility is subject to a borrowing base.  The Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice.  The borrowing base is equal to at any time the sum of (a) 90% of the net orderly liquidation value of eligible inventory, net of certain reserves, plus (b) 85% of the amounts owed by credit card processors in respect of eligible credit card accounts constituting proceeds from the sale or disposition of inventory, less certain reserves.  Excess availability provisions were revised to provide that NMG must at all times maintain excess availability of at least the greater of (a) 10% of the lesser of 1) the aggregate revolving commitments and 2) the borrowing base and (b) $50 million, but NMG is not required to maintain a fixed charge coverage ratio.

On July 30, 2011, NMG had no borrowings outstanding under this facility, $13.7 million of outstanding letters of credit and $615.8 million of unused borrowing availability.  NMG is required to pay interest on borrowings pursuant to a specified formula, as well as a commitment fee in respect to unused commitments, as set forth in Note 6 of the Notes to Consolidated Financial Statements in Item 15, which contains a further description of the terms of the Asset-Based Revolving Credit Facility.

Senior Secured Term Loan Facility.  In October 2005, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility.  In May 2011, NMG entered into an amendment and restatement (the TLF Amendment) of the Senior Secured Term Loan Facility.  The TLF Amendment increased the amount of borrowings to $2,060.0 million and extended the maturity of the loans to May 16, 2018.  Loans that were not extended under the TLF Amendment were refinanced.  The proceeds of the incremental borrowings under the term loan facility, along with cash on hand, were used to repurchase or redeem the $752.4 million principal amount outstanding of Senior Notes.  The TLF Amendment also provided for an uncommitted incremental facility to request lenders to provide additional term loans, upon certain conditions, including that NMG’s secured leverage ratio (as defined in the TLF Amendment) is less than or equal to 4.50 to 1.00 on a pro forma basis after giving effect to the incremental loans and the use of proceeds thereof.  At July 30, 2011, the outstanding balance under the Senior Secured Term Loan Facility was $2,060.0 million.  The principal amount of the loans outstanding is due and payable in full on May 16, 2018.

At July 30, 2011, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of 1) the prime rate of Credit Suisse AG (the administrative agent), 2) the federal funds effective rate plus 1/2 of 1.00% and 3) the adjusted one-month LIBOR rate plus 1.00% or (b) an adjusted LIBOR rate (for a period equal to the relevant interest period, and in any event, never less than 1.25%), subject to certain adjustments, in each case plus an applicable margin.  In addition to extending the maturity of a portion of the existing term loans under the Senior Secured Term Loan Facility, the TLF Amendment changed the “applicable margin” used in calculating the interest rate under the term loans.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.75% at July 30, 2011.  The applicable margin with respect to base rate borrowings is 2.50% and the applicable margin with respect to LIBOR borrowings is 3.50%.

See Note 6 of the Notes to Consolidated Financial Statements in Item 15 for a further description of the terms of the Senior Secured Term Loan Facility.

2028 Debentures.  NMG has outstanding $125.0 million aggregate principal amount of its 7.125% 2028 Debentures.  NMG’s 2028 Debentures mature on June 1, 2028.

See Note 6 of the Notes to Consolidated Financial Statements in Item 15 for a further description of the terms of the 2028 Debentures.

Senior Notes.  In May 2011, NMG repurchased and cancelled $689.2 million principal amount of the Senior Notes through a tender offer and redeemed the remaining $63.2 million principal amount of notes on June 15, 2011 (after which no Senior Notes remained outstanding).  NMG’s payments to holders of the Senior Notes in the tender offer and redemption, taken together, aggregated approximately $790 million.

Senior Subordinated Notes.  NMG has $500.0 million aggregate principal amount of 10.375% Senior Subordinated Notes under a senior subordinated indenture (Senior Subordinated Indenture).  NMG’s Senior Subordinated Notes mature on October 15, 2015.

See Note 6 of the Notes to Consolidated Financial Statements in Item 15 for a further description of the terms of the Senior Subordinated Notes.

Interest Rate Swaps.  In connection with the Acquisition, we entered into $2,575.0 million of floating rate debt obligations, of which $2,125.0 million was outstanding at the Acquisition Date and $2,060.0 million was outstanding at July 30, 2011.  Effective December 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  These swap agreements hedged a portion of our contractual floating rate interest commitments through the expiration of the agreements in December 2010.

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

In August 2011, NMG entered into additional interest rate cap agreements for an aggregate notional amount of $1,000.0 million in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness once the current interest rate cap agreements expire in December 2012. The interest rate cap agreements cap LIBOR at 2.50% from December 2012 through December 2014 with respect to the $1,000.0 million notional amount of such agreements.

Contractual Obligations and Commitments

The following table summarizes our estimated significant contractual cash obligations at July 30, 2011:

	Payments Due By Period
(in thousands)	Total	Fiscal Year 2012	Fiscal Years 2013-2014	Fiscal Years 2015-2016	Fiscal Year 2017 and Beyond
Contractual obligations:
Senior Secured Term Loan Facility (1)	$2,060,000	$—	$—	$—	$2,060,000
Senior Subordinated Notes	500,000	—	—	500,000	—
2028 Debentures	125,000	—	—	—	125,000
Interest requirements (2)	1,169,500	158,600	318,000	321,100	371,800
Lease obligations	863,000	57,200	109,500	93,700	602,600
Minimum pension funding obligation (3)	66,600	—	41,500	24,000	1,100
Other long-term liabilities (4)	74,200	6,000	13,300	14,300	40,600
Construction and purchase commitments (5)	1,170,900	1,164,100	6,800	—	—
	$6,029,200	$1,385,900	$489,100	$953,100	$3,201,100

(1)           The above table does not reflect future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

(2)           The cash obligations for interest requirements reflect 1) interest requirements on our fixed-rate debt obligations at their contractual rates and 2) interest requirements on floating rate debt obligations at rates in effect at July 30, 2011 (including the impact, if any, of our current interest rate cap agreements).  Borrowings pursuant to the Senior Secured Term Loan Facility bear interest at floating rates, primarily based on LIBOR, but in no event less than a floor rate of 1.25%, plus applicable margins.  As a consequence of the LIBOR floor rate, we estimate that a 1% increase in LIBOR would not significantly impact our annual interest requirements during fiscal year 2012.

(3)           At July 30, 2011 (the most recent measurement date), our actuarially calculated projected benefit obligation for our Pension Plan was $475.1 million and the fair value of the assets was $376.4 million resulting in a net liability of $98.7 million which is included in other long-term liabilities at July 30, 2011.  Our policy is to fund the Pension Plan at or above the minimum amount required by law.  We made voluntary contributions to our Pension Plan of $30.0 million in each of fiscal years 2011 and 2010.  As of July 30, 2011, we do not believe we will be required to make contributions to the Pension Plan for fiscal year 2012.

(4)           Included in other long-term liabilities at July 30, 2011 are our liabilities for our SERP and Postretirement Plans aggregating $109.5 million.  Our scheduled obligations with respect to our SERP and Postretirement Plan liabilities consist of expected benefit payments through 2021, as currently estimated using information provided by our actuaries.  Also included in other long-term liabilities at July 30, 2011 are our liabilities related to 1) uncertain tax positions (including related accruals for interest and penalties) of $10.3 million and 2) other obligations aggregating $24.2 million, primarily for employee benefits.  Future cash obligations related to these liabilities are not currently estimable.

(5)           Construction commitments relate primarily to obligations pursuant to contracts for the construction of new stores and the renovation of existing stores expected as of July 30, 2011.  These amounts represent the gross construction costs and exclude developer contributions of approximately $16.4 million, which we expect to receive pursuant to the terms of the construction contracts.

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

The following table summarizes the expiration of our significant commercial commitments outstanding at July 30, 2011:

	Amount of Commitment by Expiration Period
(in thousands)	Total	Fiscal Year 2012	Fiscal Years 2013-2014	Fiscal Years 2015-2016	Fiscal Year 2017 and Beyond
Other commercial commitments:
Senior secured asset-based revolving credit facility (1)	$700,000	$—	$—	$700,000	$—
Surety bonds	2,976	2,976	—	—	—
	$702,976	$2,976	$—	$700,000	$—

(1)           As of July 30, 2011, we had no borrowings outstanding under our Senior Secured Asset-Based Revolving Credit Facility, $13.7 million of outstanding letters of credit and $615.8 million of unused borrowing availability.  Our working capital requirements are greatest in the first and second fiscal quarters as a result of higher seasonal requirements.  See “Liquidity and Capital Resources—Financing Structure at July 30, 2011—Senior Secured Asset-Based Revolving Credit Facility” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Seasonality.”

In addition to the items presented above, our other principal commercial commitments are comprised of common area maintenance costs, tax and insurance obligations and contingent rent payments.

We had no off-balance sheet arrangements, other than operating leases entered into in the normal course of business, during fiscal year 2011.

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

General Economic and Political Conditions

•      weakness in domestic and global capital markets and other economic conditions and the impact of such conditions on our ability to obtain credit;

•      general economic and political conditions or changes in such conditions including relationships between the United States and the countries from which we source our merchandise;

•      economic, political, social or other events resulting in the short- or long-term disruption in business at our stores, distribution centers or offices;

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

Leverage Considerations

•      the effects of incurring a substantial amount of indebtedness under our Senior Secured Credit Facilities and our Senior Subordinated Notes;

•      the ability to refinance our indebtedness under our Senior Secured Credit Facilities and the effects of any refinancing;

•      the effects upon us of complying with the covenants contained in our Senior Secured Credit Facilities and the indentures governing our Senior Subordinated Notes;

•      restrictions on the terms and conditions of the indebtedness under our Senior Secured Credit Facilities may place on our ability to respond to changes in our business or to take certain actions;

Industry and Competitive Factors

•      competitive responses to our loyalty programs, marketing, merchandising and promotional efforts or inventory liquidations by vendors or other retailers;

•      changes in the financial viability of our competitors;

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

Other Factors

•      terrorist activities in the United States and elsewhere;

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

Critical Accounting Policies

Our accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements in Item 15 of this Annual Report.  As disclosed in Note 1 of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions about future events.  These estimates and assumptions affect the amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Revenues.  Revenues include sales of merchandise and services and delivery and processing revenues related to merchandise sold.  Revenues are recognized at the later of the point of sale or the delivery of goods to the customer.  Revenues associated with gift cards are recognized at the time of redemption by the customer.  Revenues exclude sales taxes collected from our customers.

Revenues are reduced when customers return goods previously purchased.  We maintain reserves for anticipated sales returns primarily based on our historical trends related to returns by our customers.  Our reserves for anticipated sales returns aggregated $28.6 million at July 30, 2011 and $25.2 million at July 31, 2010.  As the vast majority of merchandise returns are made in less than 30 days after the sales transaction, we believe the risk that differences between our estimated and actual returns will have a material impact on our consolidated financial statements is minimal.

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

The areas requiring significant management judgment related to the valuation of our inventories include 1) setting the original retail value for the merchandise held for sale, 2) recognizing merchandise for which the customer’s perception of value has declined and appropriately marking the retail value of the merchandise down to the perceived value and 3) estimating the shrinkage that has occurred between physical inventory counts.  These judgments and estimates, coupled with the averaging processes within the retail method can, under certain circumstances, produce varying financial results.  Factors that can lead to different financial results include 1) determination of original retail values for merchandise held for sale, 2) identification of declines in perceived value of inventories and processing the appropriate retail value markdowns and 3) overly optimistic or conservative estimation of shrinkage.  In prior years, we have not made material changes to our estimates of shrinkage or markdown requirements on inventories held as of the end of our fiscal years.  We do not believe that changes in the assumptions and estimates, if any, used in the valuation of our inventories at July 30, 2011 will have a material effect on our future operating performance.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise.  These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor.  Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise.  These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold.  The amounts of vendor allowances we receive fluctuate based on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during fiscal years 2011, 2010 or 2009.  We received vendor allowances of $87.5 million, or 2.2% of revenues, in fiscal year 2011, $81.2 million, or 2.2% of revenues, in fiscal year 2010 and $107.7 million, or 3.0% of revenues, in fiscal year 2009.

Long-lived Assets.  Property and equipment are stated at cost less accumulated depreciation.  For financial reporting purposes, we compute depreciation principally using the straight-line method over the estimated useful lives of the assets.  Buildings and improvements are depreciated over five to 30 years while fixtures and equipment are depreciated over three to 15 years.  Leasehold improvements are amortized over the shorter of the asset life or the lease term (which may include renewal periods when exercise of the renewal option is at our discretion and exercise of the renewal option is considered reasonably assured).  Costs incurred for the development of internal computer software are capitalized and amortized using the straight-line method over three to ten years.

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

If the recorded carrying value of the tradename exceeds its estimated fair value, an impairment charge is recorded to write the tradename down to its estimated fair value.  The tradename impairment testing process is subject to inherent uncertainties and subjectivity.  The use of different assumptions, estimates or judgments could materially increase or decrease any related impairment charge.  We believe our estimates are appropriate based upon current market conditions and the best information available at the assessment date.  However, future impairment charges could be required if we do not achieve our current revenue and profitability projections, market royalty rates decrease or the weighted average cost of capital increases.  We currently estimate that the fair value of our tradenames decreases by approximately $277 million for each 0.5% decrease in market royalty rates and by approximately $115 million for each 0.5% increase in the weighted average cost of capital.

The assessment of the recoverability of the goodwill associated with our Neiman Marcus stores, Bergdorf Goodman stores and Direct Marketing reporting units involves a two-step process.  The first step requires the comparison of the estimated enterprise fair value of each of our reporting units to its recorded carrying value.  We estimate the enterprise fair value based on discounted cash flow techniques (Level 3).  Inputs to the valuation model include:

•      estimated future cash flows;

•      growth assumptions for future revenues as well as future gross margin rates, expense rates, capital expenditures and other estimates; and

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

At July 30, 2011, the estimated fair values of each of our tradenames exceeded their recorded values by over 20%.  The estimated fair values of our Bergdorf Goodman and Direct Marketing reporting units also exceeded their net carrying values by over 20% while the estimated fair value of our Neiman Marcus reporting unit exceeded its net carrying value by approximately 6%.  We currently estimate that a 5% decrease in the estimated fair value of the net assets of each of our reporting units as compared to the values used in the preparation of these financial statements would decrease the excess of fair value over the carrying value by approximately $260 million.  In addition, we currently estimate that the fair value of our goodwill decreases by approximately $360 million for each 0.5% increase in the discount rate used to estimate fair value.

Leases.  We lease certain retail stores and office facilities.  Stores we own are often subject to ground leases.  The terms of our real estate leases, including renewal options, range from six to 121 years.  Most leases provide for monthly fixed minimum rentals or contingent rentals based upon sales in excess of stated amounts and normally require us to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs.  For leases that contain predetermined, fixed calculations of minimum rentals, we recognize rent expense on a straight-line basis over the lease term.  We recognize contingent rent expenses when it is probable that the sales thresholds will be reached during the year.

Benefit Plans.  We sponsor a noncontributory defined benefit pension plan (Pension Plan), an unfunded supplemental executive retirement plan (SERP Plan) which provides certain employees additional pension benefits and a postretirement plan providing eligible employees limited postretirement health care benefits (Postretirement Plan).  In calculating our obligations and related expense, we make various assumptions and estimates, after consulting with outside actuaries and advisors.  The annual determination of expense involves calculating the estimated total benefits ultimately payable to plan participants.  We use the projected unit credit method in recognizing pension liabilities.  The Pension and SERP Plans are valued annually as of the end of each fiscal year.  As of the third quarter of fiscal year 2010, benefits offered to all employees under our Pension Plan and SERP Plan have been frozen.

Significant assumptions related to the calculation of our obligations include the discount rates used to calculate the present value of benefit obligations to be paid in the future, the expected long-term rate of return on assets held by our Pension Plan and the health care cost trend rate for the Postretirement Plan.  We review these assumptions annually based upon currently available information, including information provided by our actuaries.

Significant assumptions utilized in the calculation of our projected benefit obligations as of July 30, 2011 and future expense requirements for our Pension Plan, SERP Plan and Postretirement Plan, and sensitivity analysis related to changes in these assumptions, are as follows:

			Using Sensitivity Rate
	Actual Rate	Sensitivity Rate Increase/(Decrease)	Increase in Liability (in millions)	Increase in Expense (in millions)
Pension Plan:
Discount rate	5.30%	(0.25)%	$17.8	$0.2
Expected long-term rate of return on plan assets	7.50%	(0.50)%	N/A	$1.7
SERP Plan:
Discount rate	5.00%	(0.25)%	$2.9	$—
Postretirement Plan:
Discount rate	5.10%	(0.25)%	$0.5	$—
Ultimate health care cost trend rate	8.00%	1.00%	$3.1	$0.1

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued guidance related to certain fair value measurements and disclosures, which is effective for us as of the third quarter of fiscal year 2012.  In June 2011, the FASB issued guidance to improve the presentation and prominence of comprehensive income and its components as a result of convergence with International Financial Reporting Standards, which is effective for us as of the first quarter of fiscal year 2013.  We do not expect that the implementation of the requirements of either of these standards will have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments represents the potential loss arising from adverse changes in interest rates.  The Company does not enter into derivative financial instruments for trading purposes.  The Company seeks to manage exposure to adverse interest rate changes through its normal operating and financing activities.  The Company is exposed to interest rate risk through its borrowing activities, which are described in Note 6 of the Notes to Consolidated Financial Statements in Item 15.

In connection with the Acquisition, NMG entered into $2,575.0 million of floating rate debt obligations, of which $2,125.0 million was outstanding at the Acquisition Date and $2,060.0 million was outstanding under its Senior Secured Term Loan Facility at July 30, 2011.  Borrowings pursuant to the Senior Secured Term Loan Facility bear interest at floating rates, primarily based on LIBOR, but in no event less than a floor rate of 1.25%, plus applicable margins.  In addition, as of July 30, 2011, NMG had no borrowings outstanding under its Asset-Based Revolving Credit Facility.  Future borrowings under NMG’s Asset-Based Revolving Facility, to the extent of outstanding borrowings, would be affected by interest rate changes.

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

Effective January 2010, NMG entered into interest rate cap agreements for an aggregate notional amount of $500.0 million in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness once the interest rate swap expired in December 2010.  The interest rate cap agreements commenced in December 2010 and will expire in December 2012.  Pursuant to the interest rate cap agreements, NMG has capped LIBOR at 2.50% through December 2012 with respect to the $500.0 million notional amount of such agreements.  In the event LIBOR is less than 2.50%, NMG will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than 2.50%, NMG will pay interest at the capped rate of 2.50%.  As of July 30, 2011, three-month LIBOR was 0.25%.  As a consequence of the LIBOR floor rate described above, we estimate that a 1% increase in LIBOR would not significantly impact our annual interest requirements during fiscal year 2012.

In August 2011, NMG entered into additional interest rate cap agreements for an aggregate notional amount of $1,000.0 million in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness once the current interest rate cap agreements expire in December 2012. The interest rate cap agreements cap LIBOR at 2.50% from December 2012 through December 2014 with respect to the $1,000.0 million notional amount of such agreements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and supplementary data are included as pages F-1 through F-41 at the end of this Annual Report on Form 10-K:

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a.             Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of July 30, 2011, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b.             Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of July 30, 2011.  During its assessment, management did not identify any material weaknesses in our internal control over financial reporting.  Our independent registered public accounting firm, Ernst & Young LLP, has audited our consolidated financial statements and has issued an attestation report on the effectiveness of our internal controls over financial reporting as of July 30, 2011.

c.             Changes in Internal Control over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems.  No change occurred in our internal controls over financial reporting during the quarter ended July 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our current Board of Directors consists of ten members, who have been elected pursuant to a limited liability operating agreement of our parent, as described on page 82.  All of our directors are deemed to be affiliates because they are either our current or former employees, employees of the Sponsors, or employees of private equity and banking institutions who have invested in the Company.  No family relationships exist between any of our officers or directors.  The names of our current directors, along with their present positions and qualifications, their principal occupations and directorships held with public corporations during the past five years, their ages and the year they were first elected as a director of the Company, are set forth below.

Name	Present positions and offices with the Company, and principal occupations and other directorships during the past five years	Age	Year first elected director

David A. Barr	Managing Director of Warburg Pincus LLC and a general partner of Warburg Pincus & Co, a leading global private equity investment firm, since January 2001. Mr. Barr currently serves on the board of directors of Builders FirstSource, Inc., Polypore International Inc., and Scotsman Industries, Inc. Formerly a director of TransDigm Group Incorporated, Eagle Family Foods, Inc. and Wellman, Inc.	48	2005

	We believe Mr. Barr’s qualifications to serve on our Board of Directors include his financial expertise and years of experience providing strategic advisory services to complex organizations.

Jonathan J. Coslet	Partner of TPG Capital, L.P, a leading global private equity investment firm, since 1993. He is currently a senior partner and member of the firm’s Executive, Management and Investment Committees. Mr. Coslet also serves on the board of directors of Caesars Entertainment Corporation, Quintiles Transnational Corp., IASIS Healthcare Corp., Petco Animal Supplies, Inc., and Biomet, Inc. Formerly a director of J. Crew Group, Inc., Mr. Coslet is Chairman of our Compensation Committee and a member of the Executive Committee.	46	2005

	Mr. Coslet’s executive leadership, knowledge of capital markets, and financial expertise are valuable assets to our Board of Directors.

James G. Coulter	Co-founder in 1992 of TPG Capital, L.P. Mr. Coulter also serves on the board of directors of IMS Health Incorporated, Lenovo Group Limited and J. Crew Group, Inc. Formerly a director of Seagate Technology, Zhone Technologies, Inc., and Alltel Corporation.	51	2005

	As co-founder of TPG Capital, L.P., Mr. Coulter has extensive knowledge of the capital markets and brings an entrepreneurial spirit and keen sense of business acumen to our Board of Directors.

John G. Danhakl

Managing Partner of Leonard Green & Partners, L.P., a private equity firm specializing in leveraged buyout transactions, with whom he has been a partner since 1995. He serves on the board of directors of Air Lease Corp., Arden Group, Inc., HITS, Inc., Lextron, Inc., J. Crew Group, Inc., IMS Health Incorporated, Leslie’s Poolmart, Inc., Petco Animal Supplies, Inc. and The Tire Rack, Inc. He previously served on the board of directors of AsianMedia Group LLC, Big 5 Sporting Goods Corporation, Communications and Power Industries, Inc., Diamond Triumph Auto Glass, Inc., Liberty Group Publishing, Inc., MEMC Electronic Materials, Inc., Phoenix Scientific, Inc., Rite Aid Corporation, Sagittarius Brands, and VCA Antech, Inc. Mr. Danhakl is a member of our Compensation Committee.

		55	2005

Mr. Danhakl brings substantial knowledge from both private equity and public company exposure. His extensive experience serving on the boards of directors of numerous public companies brings to our Board of Directors valuable direction in dealing with the complex issues facing boards of directors today.

Karen W. Katz	Director, and President and Chief Executive Officer since October 5, 2010. Ms. Katz served as Executive Vice President and as a member of the Office of the Chairman from October 2007 until October 5, 2010. From December 2002 to October 5, 2010, she served as President and Chief Executive Officer of Neiman Marcus Stores. Ms. Katz formerly served on the board of directors of Pier 1 Imports, Inc. She is a member of our Executive Committee.	54	2010

Since joining our organization in 1985, Ms. Katz has been in charge of a variety of our business units and has demonstrated strong and consistent leadership. She has an extensive understanding of our customers and the retail industry that enables her to promote a unified direction for both the Board of Directors and management.

Sidney Lapidus	Retired Managing Director and Senior Advisor of Warburg Pincus LLC. Mr. Lapidus had been employed at Warburg Pincus since 1967. He presently serves as a director of Lennar Corporation and Knoll, Inc. He serves on the board of directors of a number of non-profit organizations including New York University Langone Medical Center, the American Antiquarian Society, and the New York Historical Society, and is chairman of the American Jewish Historical Society. Mr. Lapidus is the Chairman of our Audit Committee and serves as our Audit Committee financial expert.	73	2005

During his long tenure in the private equity field, Mr. Lapidus developed extensive business, financial, and management skills. We believe this extensive experience has given him a broad understanding of the operational, financial and strategic issues facing public and private companies today. We also believe that his experience overseeing and assessing the performance of companies and the evaluation of financial statements gives him the experience and expertise needed to act as our financial expert and to chair our Audit Committee.

Kewsong Lee	Member and managing director of Warburg Pincus LLC and a general partner of Warburg Pincus & Co. since January 1997. Mr. Lee is currently a member of Warburg Pincus LLC’s Executive Management Group. He also serves on the board of directors of Aramark Corporation, Arch Capital Group, and MBIA Inc. Formerly a director of Knoll, Inc., TransDigm Group, Inc., and Eagle Family Foods. Mr. Lee is a member of our Executive and Compensation Committees.	46	2005

	Mr. Lee’s qualifications to serve on our Board of Directors include his broad-based knowledge in the areas of management, corporate strategy development, and finance.

Susan C. Schnabel

Managing Director of Credit Suisse, a leading international investment bank, in the Asset Management Division and Co-Head of DLJ Merchant Banking Partners, a private equity investment firm focused on leveraged buyout transactions. Ms. Schnabel joined Credit Suisse First Boston in 2000 through the merger with Donaldson, Lufkin & Jenrette, where she was a Managing Director. Ms. Schnabel is also a director of DenMat Holdings, Target Media Partners, Luxury Optical Holdings, Pinnacle Gas Resources, Inc., Specialized Technology Resources Inc., Total Safety USA, and Visant Corp. Ms. Schnabel is a member of our Audit Committee.

		49	2010

Ms. Schnabel’s long tenure in the banking industry as well as her service on numerous other boards of directors has provided her with a wealth of finance, accounting, and corporate governance expertise.

Carrie Wheeler	Partner of TPG Capital, L.P. since 1996. She serves on the board of directors of J. Crew Group, Inc. and Petco Animal Supplies, Inc. Formerly a director of Metro-Goldwyn-Mayer Inc. Ms. Wheeler is a member of our Audit Committee.	39	2005

	Ms. Wheeler’s experience as a director of another retail-oriented company plus her financial expertise makes her a valuable asset to our Board of Directors.

Burton M. Tansky	Mr. Tansky has served as our Chairman since October 6, 2005. From October 6, 2005 until October 5, 2010 he served as our President and Chief Executive Officer. He also served as a director and President and Chief Executive Officer of The Neiman Marcus Group, Inc. since May 2001 and as President and Chief Operating Officer from December 1998 until May 2001. Mr. Tansky formerly served on the board of directors of International Flavors and Fragrances Inc.	73	2005

	Mr. Tansky’s years of experience in the luxury retail industry plus a deep understanding of our associates and our products provide him with intimate knowledge of our operations.

See “Item 13. Certain Relationships and Related Transactions, and Director Independence - Related Person Transactions” below for a discussion of certain arrangements and understandings regarding the nomination and selection of certain of our directors.

EXECUTIVE OFFICERS

The names and ages of our executive officers, along with their positions and qualifications, are set forth below.

Name	Positions and Offices	Age

James E. Skinner	Mr. Skinner serves as our Executive Vice President, Chief Operating Officer, and Chief Financial Officer. He was elected Chief Operating Officer in October 2010 and Executive Vice President and appointed a member of the Office of the Chairman in October 2007. From October 2005 to October 2007, he served as Senior Vice President and Chief Financial Officer. Mr. Skinner serves on the board of directors of Fossil, Inc.	58

James J. Gold	Mr. Gold was elected to the newly created position of President and Chief Executive Officer of Specialty Retail in October 2010. His prior service includes President and Chief Executive Officer of Bergdorf Goodman from May 2004 to October 2010.	47

John Koryl	Mr. Koryl joined us as President of Neiman Marcus Direct in June 2011. From August 2009 until June 2011 he held the position of Senior Vice President, eCommerce Marketing & Analytics at Williams-Sonoma, Inc., a premier specialty retailer of home furnishings. From September 2006 until August 2009 he was Senior Director, Marketing Solutions with eBay, Inc., an online auction and shopping website, and held various other managerial positions with eBay, Inc. since June 2005.	41

Nelson A. Bangs	Mr. Bangs has served as our Senior Vice President and General Counsel since October 6, 2005.	58

Phillip L. Maxwell	Since October 6, 2005, Mr. Maxwell has served as our Senior Vice President and Chief Information Officer.	63

Wanda Gierhart	Ms. Gierhart joined us in August 2009 as Senior Vice President, Chief Marketing Officer. From 2007 to 2009 she served as President and Chief Executive Officer of TravelSmith Outfitters, Inc., a travel apparel and accessory retailer, and from 2004 to 2006 she served as Executive Vice President, Chief Marketing and Merchandising Officer of Design Within Reach, Inc., a multichannel furniture retailer.	47

Wayne A. Hussey	Mr. Hussey has served as our Senior Vice President, Properties and Store Development since October 22, 2007. From May 1999 to October 2007 he served as Senior Vice President, Properties and Store Development of Neiman Marcus Stores.	61

Stacie R. Shirley	Ms. Shirley was elected Senior Vice President, Finance and Treasurer in September 2010. From October 6, 2005 until September 2010 she served as Vice President, Finance and Treasurer.	42

T. Dale Stapleton	In September 2010, Mr. Stapleton was elected Senior Vice President and Chief Accounting Officer. From October 6, 2005 to September 2010 he served as Vice President, Controller.	53

Sandra Brooslin Viviano	Ms. Brooslin Viviano joined us in July 2011 as Senior Vice President, Chief Human Resources Officer. From 2003 until July 2011 she served as Executive Vice President, Human Resources of New York & Company, Inc., a specialty retailer of women’s fashion and accessories, where she also served as Vice President, Human Resources from 2002 until 2003.	55

Marita Glodt	Senior Vice President and Chief Human Resource Officer from October 6, 2005 until June 30, 2011. She also served in that capacity for The Neiman Marcus Group, Inc. from September 2002 until October 6, 2005. Ms. Glodt retired effective June 30, 2011.	62

Gerald A. Barnes	Mr. Barnes served as President and Chief Executive Officer of Neiman Marcus Direct from April 2009 until June 2011. He served as Executive Vice President, Merchandising, Neiman Marcus Direct from April 2008 to April 2009 and as Senior Vice President, General Merchandise Manager, Fashion, Neiman Marcus Direct from 2001 until 2007. Mr. Barnes now serves as Executive Vice President, Chief Merchant, Neiman Marcus Direct.	58

CORPORATE GOVERNANCE

Code of Ethics

The Board of Directors has adopted The Neiman Marcus Group, Inc. Code of Ethics and Conduct, which is applicable to all our directors, officers and employees.  A Code of Ethics for Financial Professionals has also been adopted that applies to all financial employees including the Chief Executive Officer, the Chief Financial Officer and the Chief Accounting Officer.  Both the Code of Ethics and Conduct and the Code of Ethics for Financial Professionals may be accessed through our website at www.neimanmarcusgroup.com under the “Investor Information —Governance Documents” section.  Requests for printed copies without charge may be made in writing to The Neiman Marcus Group, Inc., Attn. Investor Relations, One Marcus Square, 1618 Main Street, Dallas, Texas 75201.

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

Director Independence

All of our directors are deemed to be affiliates because they are either our current employees, former employees, employees of the Sponsors, or employees of private equity and banking institutions who have invested in the Company.  Therefore, none of our directors may be considered independent under the independence standards of the New York Stock Exchange.

Committees of the Board of Directors

Our Board of Directors has established an Audit Committee, a Compensation Committee, and an Executive Committee.  From the beginning of fiscal year 2011 until April 28, 2011, the members of our Audit Committee were David A. Barr, Sidney Lapidus, and Carrie Wheeler.  Effective April 28, 2011, Mr. Barr resigned as Chairman and Audit

Committee financial expert.  Sidney Lapidus was appointed Chairman and Audit Committee financial expert and Susan Schnabel was appointed a member.  The Audit Committee recommends the annual appointment of auditors with whom the Audit Committee reviews the scope of audit and non-audit assignments and related fees, accounting principles we use in financial reporting, internal auditing procedures and the adequacy of our internal control procedures.  The members of our Executive Committee are Jonathan Coslet, Karen W. Katz, and Kewsong Lee.  The Executive Committee manages the affairs of the Company as necessary between meetings of our Board of Directors and acts on matters that must be dealt with prior to the next scheduled meeting of the Board of Directors.  The members of our Compensation Committee are Jonathan Coslet, John Danhakl, and Kewsong Lee.  The Compensation Committee reviews and approves the compensation and benefits of our employees and directors, administers our employee benefit plans, authorizes and ratifies stock option grants and other incentive arrangements, and authorizes employment and related agreements.

Each of the Sponsors has the right to have at least one of its directors sit on each committee of the Board of Directors, to the extent permitted by applicable laws and regulations.  See “Item 13. Certain Relationships and Related Transactions, and Director Independence - Related Person Transactions” below for a discussion of certain arrangements and understandings regarding the nomination and selection of certain of our directors.

Compensation Committee Interlocks and Insider Participation

In fiscal year 2011, Jonathan Coslet, John Danhakl, and Kewsong Lee served as members of our Compensation Committee.  See “Item 13. Certain Relationships and Related Transactions, and Director Independence - Related Person Transactions” below for further discussion regarding certain matters relating to such members.  No officer or employee served on the Compensation Committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our Compensation Committee or Board of Directors.

Audit Committee Financial Expert

The Board of Directors has determined that Sidney Lapidus, Chairman of the Audit Committee, meets the criteria set forth in the rules and regulations of the SEC for an “audit committee financial expert.”  Mr. Lapidus is a retired employee of one of our Sponsors so therefore would not be considered independent under the independence standards of the New York Stock Exchange.

ITEM 11.                      EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis is designed to provide an understanding of our compensation philosophy, core principles and arrangements that are applicable to the executive officers identified in the Summary Compensation Table beginning on page 62 (referred to as the named executive officers).

Compensation Philosophy and Objectives.  We are a premier luxury retailer that has been in business for over a century.  Our continued success depends on the skills of talented executives who are dedicated to achieving solid financial performance, providing outstanding service to our customers, and managing the Company’s assets wisely.  Our compensation program is designed to meet the following objectives in order to retain and adequately incentivize our executive team:

•                  Recruit and retain executives who possess exceptional ability, experience, and vision to sustain and promote our preeminence in the marketplace.

•                  Encourage and reward the achievement of our short- and long-term goals and operating plans.

•                  Increase customer satisfaction, improve customer service, provide our customers with high-end luxury merchandise, and increase the amount of business our customers do with us.

•                  Align the interests of our executives with the financial and strategic objectives of our equity investors.

•                  Provide total compensation opportunities that meet the expectations of a highly skilled executive team, are aligned and consistent with our underlying performance and are competitive with the compensation practices and levels offered by companies with whom we compete for executive talent.

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

In addition, Ms. Katz and Messrs. Skinner and Gold have employment agreements, described in more detail beginning on page 71, that set a minimum salary upon execution of the agreement.

Annual Incentive Bonus.  Annual bonus incentives keyed to short-term objectives form the second building block of our compensation program and are designed to provide incentives to achieve certain financial goals of the Company and individual performance objectives.  Financial goals, which are used to determine annual bonus incentives for all employees, emphasize profitability and asset management.  The Compensation Committee believes that a significant portion of annual cash compensation for the named executive officers should be at risk and tied to our operational and financial results.  “Pay for performance” for the named executive officers has been significantly enhanced in recent years by putting a larger percentage of their potential compensation at risk as part of the annual bonus incentive program.

All named executive officers are eligible to be considered for annual bonus incentives.  Threshold, target, and maximum annual performance incentives, stated as a percentage of base salary, are established for each of the named executive officers at the beginning of each fiscal year.  The objectives set for Ms. Katz and other senior officers with broad corporate responsibilities are based on our overall financial results as well as individual performance objectives.  When an employee has responsibility for a particular business unit or division, the performance goals are heavily weighted toward the operational performance of that unit or division.  Actual awards earned by the named executive officers are determined based on an assessment of our overall performance, a review of each named executive officer’s contribution to our overall performance, and an assessment of the individual performance by each named executive officer.  Other components may also be considered from time to time at the discretion of the Compensation Committee.

The employment agreements of Ms. Katz and Messrs. Skinner and Gold contain provisions regarding target levels and the payment of annual incentives and are described in more detail beginning on page 71.

Long-Term Incentives.  Long-term incentives in the form of stock options are intended to promote sustained high performance and to align our executives’ interests with those of our equity investors.  The Compensation Committee believes that stock options create value for the executives if the value of the Company increases.  This creates a direct correlation between the interests of our executives and the interests of our equity investors.

Equity awards become effective on the date of grant, which typically coincides with the date of approval by the Compensation Committee or the date of a new hire or a promotion.

An initial stock option grant was made in fiscal year 2006 under the Neiman Marcus, Inc. Management Equity Incentive Plan (referred to as the Management Incentive Plan) to all eligible officers, including the named executive officers.  The initial stock option grants were not tied to performance objectives and were made following the consummation of the Acquisition in order to retain the senior management team and enable them to share in the growth of the Company along with our equity investors.  The initial stock option grants were awarded at an exercise price equal to the fair market value of our common stock at the time of the grant.  The exercise prices of certain of our options, which represent approximately one-third of all outstanding options, escalate at a 10% compound rate per year (Accreting Options) until the earlier of (i) exercise, (ii) a defined anniversary of the date of grant (four to five years) or (iii) the occurrence of a change of control.  However, in the event the Sponsors cause the sale of shares of the Company to an unaffiliated entity, the exercise price will cease to accrete at the time of the sale with respect to a pro rata portion of the Accreting Options.  The exercise price with respect to all other options (Fixed Price Options) is fixed at the grant date.

Stock options typically vest and become exercisable twenty or twenty-five percent on the first anniversary of the date of the grant and thereafter in thirty-six (36) or forty-eight (48) equal monthly installments over the following thirty-six (36) or forty-eight (48) months, beginning one month after the first anniversary of the date of grant until 100% of the option is fully vested and exercisable provided that the participant is still employed by the Company at such time.

Because of the decline in capital markets and general economic conditions in fiscal years 2009 and 2010, the exercise prices of these options were in excess of the estimated fair value of our common stock.  In the second and third quarters of fiscal year 2010, we commenced an exchange offer (Exchange Offer) for all outstanding and unexercised Accreting Options held by all eligible officers including the named executive officers (Eligible Options), extended the option term with respect to the Fixed Price Options and modified additional Fixed Price Options to purchase additional shares.  Option holders were allowed to tender their Eligible Options for new options at an exchange rate of 1.5 Eligible Options to 1.0 new option.  The new options issued 1) have an initial exercise price of $1,000 per share, which exercise price will escalate at a 10% compound rate per year through the fourth anniversary of the grant date, 2) vest over four years and 3) generally expire eight years after the grant date.  The tender offer was completed in December 2009 with the tender of all Eligible Options and the issuance of new options for 23,411 shares.

In fiscal year 2011, stock options were awarded to Karen W. Katz, James E. Skinner and James J. Gold pursuant to new employment agreements (fully described beginning on page 71) that were signed in connection with their promotions as discussed under “2011 Executive Officer Compensation - Stock Options.”

In addition, following the consummation of the Acquisition, the Neiman Marcus, Inc. Cash Incentive Plan (referred to as the Cash Incentive Plan) was adopted in fiscal year 2006 to aid in the retention of certain key executives, including our named executive officers.  Under the Cash Incentive Plan, a $14 million cash bonus pool was created to be shared by participating members of senior management, including the named executive officers.  In the event of a change of control, or an initial public offering, as defined in the Cash Incentive Plan, and if the internal rate of return to the Sponsors is positive, each participant in the Cash Incentive Plan, subject generally to continued employment, will be entitled to a cash bonus based upon the number of options that were granted to the participant in October 2005 under the Management Incentive Plan relative to the other participants in the Cash Incentive Plan.  Pursuant to the terms of Mr. Tansky’s original employment agreement (as supplemented by his Director Services Agreement) described beginning on page 70, his cash bonus under the Cash Incentive Plan has been fixed in the amount of $3,080,911.  Mr. Tansky is subject to the same payment terms as all other participants.  Effective upon Ms. Glodt’s retirement on June 30, 2011, she will no longer be eligible for payments under the Cash Incentive Plan.  If the internal rate of return to the Sponsors is not positive following a change of control or an initial public offering, no amounts will be paid to those participating in the Cash Incentive Plan.  No amounts have been paid to date to any of the participants under the Cash Incentive Plan, including to Mr. Tansky, and none are anticipated until a change of control or an initial public offering occurs.

In fiscal year 2011, the Compensation Committee approved a Cash EBITDA Incentive Plan (referred to as the EBITDA Incentive Plan) for certain officers of the Company, including Messrs. Bangs, and Barnes.  Ms. Katz, Ms. Glodt, and Messrs. Skinner, Gold, and Maxwell are not participants in the EBITDA Incentive Plan.  The objective of the EBITDA Incentive Plan is to focus all participants on the achievement of a three-year cumulative and fiscal year 2013 EBITDA objective.  Minimum annual and cumulative EBITDA targets must be met before cash payouts are made.  Based upon prior years experience, these targets, individually and cumulatively, will be challenging for the Company to achieve.  The definition of EBITDA is explained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 34.  If the performance metrics are met, a cash payout will be made within sixty (60) days of the end of fiscal year 2013.  Potential cash payouts will be structured in five incentive tiers with a fixed dollar payout for each tier equal to approximately thirty percent (30%) of the participant’s base salary in effect in fiscal year 2013.  The EBITDA Incentive Plan is more fully described on page 73.

Risk Assessment of Compensation Policies and Programs

We have reviewed our compensation policies and programs for all employees, including the named executive officers, and we do not believe that these policies and practices create risks that are reasonably likely to have a material adverse effect on the Company.  The three major components of our overall compensation program were reviewed and the following conclusions were made:

—                 Base salaries are determined by an industry peer group analysis and based on the overall experience of each individual.  Merit increases are based on financial as well as individual performance and are generally kept within a specified percentage range for all employees, including the named executive officers.

—                 Because of our non-public status, long-term incentive awards in the form of stock option grants can be exercised but the shares must be held until such time as a public market exists for our common stock, thereby aligning the interests of participants with those of our equity investors.

—                 Annual incentive bonus awards are based on EBITDA, return on invested capital (ROIC) and inventory turnover, which are all set at the beginning of each fiscal year based on the achievement of goals that the Compensation Committee believes will be challenging.  Maximum target payouts are capped at a pre-established percentage of base salary.

The Compensation Committee has discretionary authority to adjust incentive plan payouts and the granting of stock options, which further reduces any business risk associated with such plan payouts and stock option grants.  The Compensation Committee also monitors compensation policies and programs to determine whether risk management objectives are being met.

Executive Officer Compensation

Process for Evaluating Executive Officer Performance

Role of the Compensation Committee.  The Compensation Committee is responsible for determining the compensation of our named executive officers and for establishing, implementing and monitoring adherence to our executive compensation philosophy.  The Compensation Committee charter authorizes the committee to retain and terminate compensation consultants to provide advice with respect to compensation of the named executive officers.  The Compensation Committee is further authorized to approve the fees and terms of engagement of any consultant it may retain.

The Compensation Committee considers input from our CEO, our Senior Vice President and Chief Human Resource Officer, and compensation consultants in making determinations regarding our executive compensation program and the individual contribution of each of our named executive officers.  The CEO does not play a role in decisions affecting her own compensation other than discussing her individual performance objectives.  The CEO’s performance and compensation are reviewed and determined solely by the Compensation Committee.

In developing and reviewing the executive incentive programs, the Compensation Committee considers the business risks inherent in program designs to ensure that they do not incentivize executives to take unacceptable levels of business risk for the purpose of increasing their incentive plan awards.  The Committee ensures that the plan designs are conservative in this respect and that the compensation components provide appropriate checks and balances to ensure executive incentives are consistent with the interests of the Sponsors.  The Compensation Committee believes that the mix of compensation components used in the determination of our named executive officers’ total compensation does not encourage our named executive officers to take undesirable risks relating to the business.  For further information, see “Risk Assessment of Compensation Policies and Programs” above.

Role of Management.  As part of our annual planning process, the CEO and the Senior Vice President and Chief Human Resource Officer, with assistance from external consultants, develop and recommend a compensation program for all executive officers.  Based on performance assessments, the CEO and the Senior Vice President and Chief Human Resource Officer attend a meeting of the Compensation Committee held for the purpose of considering the individual executives’ annual compensation and recommend the base salary and any incentive bonus awards or long-term incentive awards, if applicable, for each of the other executive officers, including the named executive officers.  The CEO and the Senior Vice President and Chief Human Resource Officer do not participate in the portion of the Compensation Committee meeting during which their own compensation is discussed and do not provide recommendations with respect to their own compensation packages.

Role of the Compensation Consultants.  The Compensation Committee generally retains services of compensation consultants only for limited purposes.  Management retains an independent compensation consultant, Haigh & Company, to provide comparative market data regarding executive compensation to assist the Compensation Committee in establishing reference points for the base salary, annual incentive, and long-term incentive components of our compensation package.  They also provide information regarding general market trends in compensation, compensation practices of other retail companies, and regulatory and compliance developments.  The fees paid to Haigh & Company for their services in fiscal year 2011 did not exceed $120,000.  Haigh & Company has no other affiliations with, and provides no other services to, the Company.

2011 Executive Officer Compensation

Ultimately, our named executive officers’ total compensation is based on the level of performance of the Company, and/or the Company’s business unit or division, and their individual target performance levels.  The Compensation Committee uses its discretion in making decisions on the overall compensation packages of our executive officers based on current market conditions, business trends, and overall Company performance.

We have identified an industry peer group that includes the 16 companies listed below for purposes of benchmarking the compensation of our named executive officers.  These companies are intended to represent our competitors for business and talent.  Their executive compensation programs are compared to ours, as well as the compensation of individual executives if the jobs are sufficiently similar to make the comparison meaningful.  The comparison data is generally used to ensure that the compensation of our named executive officers, both individually and as a whole, is appropriately competitive relative to our Company’s performance.  We believe that this practice is appropriate in light of the high level of commitment, job demands, and the expected performance contribution required from each of our executive officers.  We generally target our direct compensation to be positioned between the 50th and 75th percentile levels of the compensation packages received by executives in our peer group of industry related companies.  Although no formal compensation benchmarking was performed in fiscal year 2011, the last formal benchmarking process (which was conducted in fiscal year 2008) positioned our executives on average at the market 54th percentile on a target total direct compensation basis.

Abercrombie & Fitch	Liz Claiborne
Ann Taylor	Nordstrom
Coach	Polo Ralph Lauren
Macy’s	Saks
The Gap	Talbots
Jones Apparel	Tiffany & Co.
Kohl’s	Tommy Hilfiger
Limited Brands	Williams Sonoma

In addition to the select companies above, we also review various third party compensation survey reports.

Base Salary.  The table below shows the salaries for fiscal years 2010 and 2011, including the percentage increase, for each of the named executive officers except Mr. Tansky, whose fiscal year 2011 salary was not increased due to his retirement.

	2010 Base Salary ($)	2011 Base Salary ($)	Percent Increase (%)
Karen W. Katz	897,600	1,050,000	16.98%
James E. Skinner	628,800	700,000	11.32%
James J. Gold	499,200	750,000	50.24%
Nelson A. Bangs	451,200	462,000	2.39%
Phillip L. Maxwell	403,200	412,000	2.18%
Marita Glodt	429,100	440,000	2.54%
Gerald A. Barnes	425,000	435,000	2.35%

The increase in salaries for Ms. Katz and Messrs. Skinner and Gold is larger due to their promotions.  Mr. Gold’s percentage increase is greater due to the expanded responsibility over Specialty Retail which includes 41 full-line Neiman Marcus Stores and two Bergdorf Goodman stores.  Specialty Retail accounted for 81.1% of our total revenues in fiscal year 2011.  Amounts actually earned by each of the named executive officers in fiscal years 2009, 2010, and 2011 are listed in the Summary Compensation Table on page 62.

Annual Incentive Bonus.  In determining annual incentive bonus amounts for the named executive officers, the Compensation Committee considers their performance relative to the pre-established goals that are set at the beginning of the year.  For fiscal year 2011, the annual financial goals were based on EBITDA, sales, ROIC, gross margin return on investment (GMROI), and for Mr. Barnes, certain other metrics related to the online business, as described more fully below.  The Compensation Committee set the threshold, target, and maximum performance targets at levels they believed were challenging based on historical company performance and industry and market conditions.  Goals were established at the division and business unit levels where appropriate for each of the named executive officers.  As it relates to our annual incentive compensation program, this performance assessment is a key variable in determining the amount of total compensation paid to our named executive officers.  Fiscal year 2011 target annual incentives and relative performance weights for the named executive officers were as follows:

	Target Bonus
	As Percent of	Relative Performance Weights
Name	Base Salary	Company	Division
Karen W. Katz	100%	100%	—
James E. Skinner	75%	100%	—
James J. Gold	75%	40%	60%
Nelson A. Bangs	40%	100%	—
Phillip L. Maxwell	40%	100%	—
Marita Glodt	40%	100%	—
Gerald A. Barnes	60%	40%	60%

Ms. Katz, the individual with the greatest overall responsibility for company performance, was granted a larger incentive opportunity in comparison to her base salary in order to weight her annual cash compensation mix more heavily towards performance-based compensation.  Since Mr. Barnes and Mr. Gold each have responsibility over a particular division, performance goals are more heavily weighted toward the operational performance of their respective division.

Bonus related to Employment Agreement.  Ms. Katz received a one-time bonus in the amount of $50,000 pursuant to the terms of her employment agreement payable thirty-days following the effective date of assuming the position of President and Chief Executive Officer.

Corporate Performance Targets.  At the end of the fiscal year, the Compensation Committee evaluates Company’s performance against the financial and strategic performance targets set at the beginning of the fiscal year.  For fiscal year 2011, the bonus metrics and relative weights for Ms. Katz and Ms. Glodt, and Messrs. Skinner, Bangs, and Maxwell, were based on the overall EBITDA, sales and ROIC; for Mr. Gold, overall EBITDA, sales, and GMROI at Neiman Marcus Stores and Bergdorf Goodman, and for Mr. Barnes, EBITDA, sales, conversion, and traffic/number of visitors at Neiman Marcus Direct.  Metrics used for each executive are based on strategic business drivers of the particular business unit or division that the executive manages.  The bonus metrics related to threshold, target and maximum annual incentive bonus payouts for fiscal year 2011, as well as actual amounts achieved and actual payout percentages for fiscal year 2011, are as follows:

	Threshold	Target	Maximum	Achieved	Payout As Percent of Target
Neiman Marcus Group
Sales (in millions)	$3,816	$3,959	$4,182	$4,002	119.4%
EBITDA (in millions)	$463	$510	$580	$525	121.0%
ROIC	24.12%	27.52%	32.52%	30.18%	153.2%

Specialty Retail
Sales (in millions)	$2,870	$2,964	$3,116	$3,034	146.1%
EBITDA (in millions)	$376	$408	$458	$430	144.0%
GMROI	2.023%	2.060%	2.117%	2.120%	200.0%

Neiman Marcus Direct
Sales (in millions)	$709	$749	$797	$738	78.6%
EBITDA (in millions)	$134	$146	$163	$131	0.0%
Conversion	3.30	3.37	3.50	3.25	0.0%
Traffic/Visitors (in millions)	53.9	57.1	59.1	56.24	79.8%

For purposes of evaluating performance and annual incentive compensation, the ROIC metric is calculated by dividing 1) earnings before interest and taxes by 2) average invested capital excluding cash, accrued interest, deferred taxes and amounts related to financial derivatives and is used to assess our efficiency at turning capital into profitable investments.  The GMROI is calculated by dividing the gross margin by the average inventory cost.  Conversion is the percentage of visitors to the site who make a purchase.

2011 Annual Incentive Bonus.   As actual operating performance for fiscal year 2011 exceeded the performance targets set at the beginning of the year (as shown in the table above), annual incentive amounts were paid to each of the named executive officers based upon the actual target percentages.  The Compensation Committee did not exercise their discretion to adjust the actual payout amounts.  Actual amounts paid are listed in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation” on page 62.

Stock Options.  Pursuant to their promotions and terms and conditions of their employment contracts, the Compensation Committee approved the grant of Fair Value options to Ms. Katz and Messrs. Skinner and Gold.  The options vest twenty-five percent (25%) on the first anniversary date of the grant with the remaining portion becoming exercisable in thirty-six (36) monthly installments over the thirty-six months following September 30, 2011, beginning on October 30, 2011, until September 30, 2014 when the options become fully exercisable.  Upon determining the awards exceeded certain limits under the Management Equity Incentive Plan, the Compensation Committee amended the plan and ratified the awards effective as of the original grant date.  No other options were awarded to the other named executive officers.

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

Retirement Plan.  Prior to 2008, most non-union employees over age 21 who had completed one year of service with 1,000 or more hours participated in The Neiman Marcus Group, Inc. Retirement Plan (referred to as the Retirement Plan), which paid benefits upon retirement or termination of employment.  The Retirement Plan is a “career-accumulation” plan, under which a participant earns each year a retirement annuity equal to one percent of his or her compensation for the year up to the Social Security wage base and 1.5 percent of his or her compensation for the year in excess of such wage base.  A participant becomes fully vested after five years of service with us.  Effective as of December 31, 2007, eligibility and benefit accruals under the Retirement Plan were frozen for all participants except for those “Rule of 65” employees who elected to continue participation in the Retirement Plan.  “Rule of 65” employees included only those active employees who had completed at least 10 years of service and whose combined years of service and age equaled at least 65 as of December 31, 2007.  Mr. Tansky, Ms. Katz, Ms. Glodt, and Mr. Barnes were “Rule of 65” employees as of December 31, 2007, and elected to continue participation in the Retirement Plan.  For Messrs. Skinner and Gold, benefits and accruals under the Retirement Plan were frozen effective as of December 31, 2007.  Effective August 1, 2010, all benefits and accruals under the Retirement Plan were frozen and all remaining participants, including Ms. Katz, Mr. Tansky, and Mr. Barnes, were moved into The Neiman Marcus Group, Inc. Retirement Savings Plan.

Savings Plans.  Effective January 1, 2008, a new enhanced 401(k) plan, The Neiman Marcus Group, Inc. Retirement Savings Plan (referred to as the RSP) was established and offered to all employees, including the named executive officers, as the primary retirement plan.  Benefits and accruals under a previous 401(k) plan, The Neiman Marcus Group, Inc. Employee Savings Plan (referred to as the ESP), were frozen as well as benefits and accruals under the Retirement Plan.  All future and current employees who were not already enrolled in the ESP were automatically enrolled in the RSP.  “Rule of 65” employees, as described above, were given a choice to either continue participation in the Retirement Plan and the ESP or freeze what was earned under those plans through December 31, 2007 and participate in the RSP.  The RSP is a tax-qualified defined contribution 401(k) plan that allows participants to contribute up to the limit prescribed by the Internal Revenue Service on a pre-tax basis.  The Company matches 100% of the first 3% and 50% of the next 3% of pay that is contributed to the RSP after the first year of employment.  All employee contributions to the RSP are fully vested upon contribution.  Company matching contributions vest after two years of service.  The Company matched 100% of the first 2% and 25% of the next 4% of pay that was contributed to the ESP.  All employee contributions to the ESP were fully vested upon contribution.  Company matching contributions vested after three years of service.  Effective August 1, 2010, benefits and accruals under the ESP were frozen for the remaining “Rule of 65” active employees and such participants were moved into the RSP.

Supplemental Retirement Plan and Key Employee Deferred Compensation Plan.  U.S. tax laws limit the amount of benefits that we can provide under our tax-qualified plans.  We maintain The Neiman Marcus Group, Inc. Supplemental Executive Retirement Plan (referred to as the SERP) and the Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan (referred to as the KEDC Plan), which are unfunded, nonqualified arrangements intended to provide named executive officers and certain other key employees with additional benefits, including the benefits that they would have received under the RSP if the tax law limitations did not apply and if certain other components of compensation could be included in calculation of benefits under our tax-qualified plans.  Prior to 2008, executive, administrative and professional employees (other than those employed as salespersons) with an annual base salary at least equal to a minimum established by the Company were eligible to participate in the SERP.  Similar to the Retirement Plan, effective December 31, 2007, eligibility and benefit accruals under the SERP were frozen for all participants not meeting the “Rule of 65” and such participants were moved into The Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan (DC SERP).  Effective August 1, 2010, all benefits and accruals under the SERP for “Rule of 65” employees were frozen and such participants will be moved into the DC SERP.  SERP related benefits are more fully described under “Pension Benefits” beginning on page 67.

Participation in the KEDC Plan is limited to employees whose base salary is in excess of $300,000 and meet other stated criteria.  Amounts in excess of those benefits provided under the 401(K) plans are credited to the account balances of each KEDC Plan participant.  KEDC Plan benefits are more fully described under “Nonqualified Deferred Compensation” beginning on page 69 of this section.

Matching Gift Program.  All employees, including the named executive officers except Mr. Tansky and Ms. Glodt, may participate in our matching gift program.  Under the program, we will match charitable contributions by employees up to a maximum of $2,000 per qualifying organization on a two-for-one basis in each calendar year.  For any contribution made to a qualifying organization in which the employee has an active involvement (as evidenced by service on the organization’s governing body or in one of its working committees), the basis of our matching contribution may, upon application by the employee, be increased to a level greater than two-for-one.

Perquisites.  We provide perquisites and other personal benefits that we believe are reasonable and consistent with the nature of individual responsibilities in order to provide a competitive level of total compensation to our executives.  We believe the level of perquisites is within an acceptable range of what is offered by a group of industry related companies.  The Compensation Committee believes that these benefits are aligned with the Company’s desire to attract and retain highly skilled management talent for the benefit of all stockholders.  The value of these benefits to the named executive officers is set forth in the Summary Compensation Table under the column “All Other Compensation” and details about each benefit are set forth in a table following the Summary Compensation Table.

Compensation Following Employment Termination or Change of Control

Employment Agreements

Mr. Tansky, our former President and Chief Executive Officer, retired effective as of October 5, 2010.  Effective October 6, 2010, Ms. Katz was promoted to President and Chief Executive Officer, Mr. Skinner was promoted to the additional position of Chief Operating Officer, and Mr. Gold was promoted to President, Specialty Retail.  In order to support the continuity of senior leadership, the Compensation Committee approved the entry into the employment agreements with Ms. Katz and Messrs. Skinner and Gold in connection with their promotions.  The employment agreements provide, among other things, for payments to the executive following a termination of employment by the executive for “good reason” or a termination of the executive’s employment by the Company without “cause.”  The triggering events constituting “good reason” and “cause” were negotiated to provide protection to the Company for unwarranted termination of employment that could cause harm to the Company as well as to provide protection to the executive.  The employment agreements also provide for certain payments to the executives upon death or “disability.”  For a detailed description of the terms of the employment agreements, see “Employment and Other Compensation Agreements” beginning on page 70.

Confidentiality, Non-Competition and Termination Benefits Agreements

Each of Messrs. Bangs, Maxwell, and Barnes is a party to a confidentiality, non-competition and termination benefits agreement with the Company.  The confidentiality, non-competition and termination benefits agreements provide for severance benefits if the employment of the affected individual is terminated other than for death, “disability”, or for “cause.”  These agreements provide for a severance payment equal to one and one-half annual base salary of the named executive officer, payable over an eighteen month period, and reimbursement for COBRA premiums for the same period.  The employment agreements of Ms. Katz and Messrs. Skinner and Gold contain similar provisions as described beginning on page 71.

Other

The Company has change of control provisions in its Management Incentive Plan that may provide for accelerated vesting and/or distributions in certain circumstances and these provisions apply equally to all participants in the plans, including the named executive officers, except to the extent an executive is party to an individual agreement that provides otherwise.

Consideration of Tax and Accounting Treatment of Compensation

Internal Revenue Code §409A

The American Jobs Creation Act of 2004 added a new Section 409A to the Internal Revenue Code, as amended (the “Code”), which applies to compensation deferred under a nonqualified deferred compensation plan after December 31, 2004.  Compliance with the new Section 409A became fully effective on January 1, 2009.  Section 409A imposes restrictions on funding, distributions, and election to participate in the affected plans.  We believe our executive compensation plans and arrangements comply with Section 409A.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE

Jonathan J. Coslet, Chairman
Kewsong Lee
John G. Danhakl

Summary Compensation Table

The following table sets forth the annual compensation for the former President and Chief Executive Officer, the current President and Chief Executive Officer, the Principal Financial Officer, the three other most highly compensated executive officers who were serving as executive officers at the end of fiscal year 2011, and two additional individuals who were not serving as executive officers at the end of the fiscal year (referred to as the named executive officers).

						Change in Pension
						Value and
						Non-
					Non-Equity	qualified
					Incentive	Deferred
				Option	Plan	Compensation	All Other
Name and Principal	Fiscal	Salary	Bonus	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	($)(6)	($)

Burton M. Tansky
Former President and Chief Executive Officer	2011	512,542	—	—	—	32,000	351,416	895,958
	2010	1,497,600	59,904	3,382,886	2,346,739	521,000	139,153	7,947,282
	2009	1,497,600	—	—	—	786,000	108,287	2,391,887

Karen W. Katz
President and Chief Executive Officer	2011	1,050,000	50,000	3,430,308	1,315,913	363,000	133,238	6,342,459
	2010	897,600	35,904	531,615	851,598	752,000	52,237	3,120,954
	2009	897,600	—	—	—	721,000	45,394	1,663,994

James E. Skinner
Executive Vice President, Chief Operating Officer and Chief Financial Officer	2011	700,000	—	1,755,041	650,081	38,000	70,978	3,214,100
	2010	628,800	25,152	265,838	640,464	84,000	40,812	1,685,066
	2009	628,800	—	—	—	102,000	35,980	766,780

James J. Gold
President and Chief Executive Officer Specialty Retail	2011	750,000	—	1,755,041	826,200	42,000	664,592	4,037,833
	2010	499,200	19,968	265,838	534,194	106,000	195,094	1,620,294
	2009	499,200	—	—	—	116,000	202,189	817,389

Nelson A. Bangs
Senior Vice President and General Counsel	2011	462,000	—	—	208,085	28,000	33,474	731,559
	2010	451,200	18,048	106,319	282,812	63,000	24,207	945,586
	2009	451,200	—	—	—	77,000	26,490	554,690

Phillip L. Maxwell
Senior Vice President and Chief Information Officer	2011	412,000	333,333	—	172,381	33,000	23,012	973,726
	2010	403,200	349,461	98,354	248,403	69,000	23,951	1,192,369
	2009	420,000	—	—	—	83,000	23,080	526,080

Gerald A. Barnes
Former President and Chief Executive Officer Neiman Marcus Direct	2011	435,000	200,000	—	109,829	83,000	37,125	864,954
	2010	425,000	17,000	1,457,351	422,153	298,000	26,832	2,646,336
	2009	425,000	—	—	—	282,000	25,041	732,041

Marita Glodt
Former Senior Vice President and Chief Human Resource Officer	2011	431,187	250,000	—	212,960	439,000	23,971	1,357,118
	2010	429,100	17,164	98,354	268,960	310,000	22,753	1,146,331
	2009	429,100	—	—	—	245,000	24,162	698,262

Footnotes:

(1)

Mr. Tansky and Ms. Glodt retired in fiscal year 2011. Consequently, the table reflects the compensation paid to them through the date of their retirement. The amount reflected in the fiscal year 2011 salary column for Mr. Tansky includes director fees in the amount of $150,000 paid to him for his services as non-executive Chairman following his retirement.

(2)

For fiscal year 2011, the amount shown for Ms. Katz represents a one-time bonus payable in connection with the terms of her employment contract. The amount for Mr. Maxwell for fiscal year 2011 represents an installment payment paid pursuant to a retention bonus payable in three annual installments in 2010, 2011, and 2012. The amount for Mr. Maxwell in fiscal year 2010 includes the retention bonus installment of $333,333 plus $16,128 for a discretionary bonus. The amount shown for Marita Glodt for fiscal year 2011 represents a retention bonus payable pursuant to a letter agreement wherein she agreed to postpone retirement for a one-year period. The amount shown for Mr. Barnes represents a retention bonus to ensure leadership continuity during the search for a division president. For fiscal year 2010, the amounts shown represent discretionary bonuses awarded by the Compensation Committee.

(3)

For new option awards in fiscal year 2011, these amounts reflect the aggregate grant date fair value for the awards computed in accordance with ASC Topic 718. The amounts for the fiscal year 2010 stock option awards, which were made in connection with a tender offer, reflect the incremental aggregate grant date fair value of the modified awards over the grant date fair value of the original awards. Assumptions used in calculating the fiscal year 2011 amounts are described under the caption Stock-Based Compensation in Note 10 of the Notes to Consolidated Financial Statements beginning on page F-31 of this Annual Report on Form 10-K. No stock option awards were made in fiscal year 2009 to the named executive officers. These amounts reflect the grant date fair value and do not represent the actual value that may be realized by the named executive officers.

(4)

The amounts reported in the Non-Equity Incentive Plan Compensation column reflect the actual amounts earned under the bonus plan described in the “Compensation Discussion and Analysis” section beginning on page 53.

(5)

The amounts in this column represent the change in the actuarial value of the named executive officers’ benefits under our retirement and supplemental executive retirement plans from August 1, 2010 to July 30, 2011. This “change in the actuarial value” is the difference between the fiscal year 2010 and fiscal year 2011 present value of the pension benefits accumulated as of year-end by the named executive officers, assuming that benefit is not paid until age 65. The totals reflect Mr. Tansky’s retirement as of November 1, 2010 and Ms. Glodt’s retirement as of July 1, 2011. These amounts were computed using the same assumptions used for financial statement reporting purposes under ASC Subtopic 715-30, “Defined Benefit Plans — Pension” as described in Note 9 of the Notes to Consolidated Financial Statements beginning on page F-25 of this Annual Report on Form 10-K.

For fiscal year 2011, no earnings of each of the named executive officers in the KEDC plan exceeded 120 percent of the applicable federal long-term rate.

(6)

Includes all items listed in the following table entitled “All Other Compensation.” In the interest of transparency, the value of perquisites and other personal benefits is provided in this column and in the footnotes below even if the amount is less than the reporting threshold established by the SEC.

The table below sets forth all other compensation for each of the named executive officers.

All Other Compensation	Burton M. Tansky ($)	Karen W. Katz ($)	James E. Skinner ($)	James J. Gold ($)	Nelson A. Bangs ($)	Phillip L. Maxwell ($)	Marita Glodt ($)	Gerald A. Barnes ($)
401(k) plan contributions paid by us	$—	$11,025	$10,806	$7,788	$10,555	$11,025	$8,415	$11,025
Deferred compensation plan match	—	50,388	32,497	—	13,964	—	5,708	—
Group term life insurance	7,523	3,075	4,094	1,565	4,475	7,507	6,746	4,337
Medical benefit (1)	58,111
Financial counseling/tax preparation	53,028	5,475	3,000	3,000	3,000	3,000	1,745	3,000
Long-term disability	370	1,480	1,480	1,480	1,480	1,480	1,357	1,480
Car allowance	2,250	—	—	—	—	—	—	—
New York travel reimbursement (2)	—	17,500	—	—	—	—	—	—
Cost of living adjustment (3)	—	—	—	34,615	—	—	—	—
Moving expenses (4)	—	—	—	616,144	—	—	—	—
Gross-ups for New York travel (2)	—	9,820	—	—	—	—	—	—
Gross ups for New York non-resident taxes (5)	230,134	34,475	19,101	—	—	—	—	17,283
TOTALS	$351,416	$133,238	$70,978	$664,592	$33,474	$23,012	$23,971	$37,125

Footnotes:

(1)

The medical benefit for Mr. Tansky represents a cash amount equal to the monthly COBRA premium applicable to him at the time of his retirement multiplied by 60, payable pursuant to his employment agreement, more fully described on page 71 of this section.

(2)

Includes an annual payment of $15,000 in lieu of reimbursement for New York accommodations paid pursuant to the amendment to Ms. Katz’s employment contract, more fully described beginning on page 71 of this section.  The amendment also includes a gross-up provision for the payment of income taxes incurred pursuant to such annual payment.  Also includes a one-time payment of $2,500 for New York accommodations prior to the amendment.

(3)

Mr. Gold received an annualized cost of living adjustment following his relocation from Texas to New York in May 2004.  The amount represents the cost of living adjustments paid to him prior to his relocation back to Texas in May 2010.

(4)

Moving expenses for Mr. Gold includes the cost of relocation from New York to Dallas in connection with his promotion in fiscal year 2011 as well as a one-time payment to cover the loss of equity on the sale of his New York home.

(5)	The amounts shown represent gross-up payments made in connection with New York non-resident taxes.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth the non-equity incentive plan award that could have been payable pursuant to our annual cash incentive plan and equity awards granted pursuant to our long-term equity plans to our named executive officers for fiscal year 2011.

						All Other Option Awards
									Grant
									Date
									Fair
								Exercise	Value
						Number of		Or	of Stock
			Estimated Possible Future Payouts Under			Securities		Base Price of	and
			Non-Equity Incentive Plan Awards (2)			Underlying		Option	Option
	Grant		Threshold	Target	Maximum	Options		Awards	Awards
Name	Date		($)	($)	($)	(#)		($)(4)	($)(5)

Katz, Karen W.	10-13-10		525,000	1,050,000	2,100,000	—		—	—
	01-04-11	(1)	—	—	—	4,300	(3)	1,576	3,430,308

Skinner, James E.	10-13-10		262,500	525,000	1,050,000	—		—	—
	01-04-11	(1)	—	—	—	2,200	(3)	1,576	1,755,041

Gold, James J.	10-13-10		281,250	562,500	1,125,000	—		—	—
	01-04-11	(1)	—	—	—	2,200	(3)	1,576	1,755,041

Bangs, Nelson A.	10-13-10		46,200	184,800	369,600	—		—	—

Maxwell, Phillip L.	10-13-10		41,200	164,800	329,600	—		—	—

Glodt, Marita	10-13-10		44,000	176,000	352,000	—		—	—

Barnes, Gerald A.	10-13-10		65,250	261,000	522,000	—		—	—

Footnotes:

(1)	Date awards were ratified by the Compensation Committee. For further discussion, see “Compensation Discussion and Analysis — 2011 Executive Compensation — Stock Options” on page 59.

(2)

Non-equity incentive plan awards represent the threshold, target and maximum opportunities under our performance-based annual cash incentive compensation plan for fiscal year 2011. The actual amounts earned under this plan are disclosed in the Summary Compensation Table on page 62 of this section. For a detailed discussion of the annual incentive awards for fiscal year 2011, see “Compensation Discussion and Analysis” beginning on page 53 of this section.

(3)

Represents Fair Value Options awarded as a result of a promotion and pursuant to the terms of employment contracts. The options vest twenty-five percent (25%) on the first anniversary date of the grant with the remaining portion becoming exercisable in thirty-six (36) monthly installments over the thirty-six months following September 30, 2011, beginning on October 30, 2011, until September 30, 2014 when the options become fully exercisable. For further discussion, see “Stock Options” on page 59 of this section, and “Employment Agreements” on page 60 of this section.

(4)

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

(5)

For new option awards in fiscal year 2011, these amounts reflect the aggregate grant date fair value for the awards computed in accordance with ASC Topic 718. The assumptions used in calculating these amounts are described under the caption Stock-Based Compensation in Note 10 of the Notes to Consolidated Financial Statements beginning on page F-31 of this Annual Report on Form 10-K.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information regarding the total number and aggregate value of stock options held by each of our named executive officers at July 30, 2011.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)		Option Expiration Date
Burton M. Tansky	1,465	—		361.25		05-15-2011	(7)
	2,076	—		354.03		09-22-2011
	7,269	—	(1)	1,445.00		10-06-2015
	2,244	3,424	(2)	1,100.00	(2)	10-05-2015

Karen W. Katz	5,341	—	(3)	1,445.00		12-15-2017
	1,410	2,151	(4)	1,100.00	(4)	12-15-2017
	—	4,300	(5)	1,576.00	(5)	09-30-2017

James E. Skinner	2,671	—	(3)	1,445.00		12-15-2017
	705	1,075	(4)	1,100.00	(4)	12-15-2017
	—	2,200	(5)	1,576.00	(5)	09-30-2017

James J. Gold	2,671	—	(3)	1,445.00		12-15-2017
	705	1,075	(4)	1,100.00	(4)	12-15-2017
	—	2,200	(5)	1,576.00	(5)	09-30-2017

Nelson A. Bangs	1,068	—	(3)	1,445.00		12-15-2017
	282	430	(4)	1,100.00	(4)	12-15-2017

Phillip L. Maxwell	988	—	(3)	1,445.00		12-15-2017
	261	398	(4)	1,100.00	(4)	12-15-2017

Marita Glodt	988	—	(3)	1,445.00		06-30-2014
	247	—	(4)	1,100.00	(4)	06-30-2014

Gerald A. Barnes	534	—	(3)	1,445.00		12-15-2017
	141	215	(4)	1,100.00	(4)	12-15-2017
	490	910	(6)	1,000.00		10-05-2017
	490	910	(6)	1,100.00	(6)	10-05-2017

Footnotes:

(1)

Nonqualified stock options granted November 29, 2005 vested with respect to 460 shares on the first anniversary date of October 6, 2005 and thereafter on the subsequent three anniversary dates of October 6, 2005 with respect to 2,270 shares.

(2)

Nonqualified stock options exchanged for underwater options at the ratio of 1.5 to 1 on April 1, 2010, which vests 25% on the first anniversary of December 15, 2010 and thereafter in thirty-six equal monthly installments over the thirty-six months following December 15, 2010 beginning on January 15, 2011 and becoming fully vested on December 15, 2013. The options were granted at the initial exercise price of $1,000 per share which will increase at a 10% compound rate on each anniversary of December 15, 2010 until the earlier to occur of (i) the exercise of the option, (ii) December 15, 2013, or (iii) the occurrence of a change of control, or in the event the equity investors sell a portion of their investment, with respect to a portion of the options bearing the same ratio as the portion of the equity investor’s equity sold. On December 15, 2011, the option price will increase to $1,210 per share.

(3)

Nonqualified stock options granted on November 29, 2005 at the exercise price of $1,445 per share which vests 20% on the first anniversary of October 6, 2005 and thereafter in forty-eight equal monthly installments over the forty-eight months following the first anniversary of October 6, 2005, beginning on the one-month anniversary of such first anniversary and becoming fully vested on October 6, 2010, subject to earlier vesting in certain circumstances following a change of control.

(4)

Nonqualified stock options exchanged in a tender offer for underwater options at the ratio of 1.5 to 1 on December 15, 2009 which vests 25% on the first anniversary of December 15, 2009 and thereafter in thirty-six equal monthly installments over the thirty-six months following the first anniversary of December 15, 2009, beginning on January 15, 2011 and becoming fully vested on December 15, 2013. The options were granted at the initial exercise price of $1,000 per share which will increase at a 10% compound rate on each anniversary of December 15, 2009 until the earlier to occur of (i) the exercise of the option, (ii) December 15, 2013, or (iii) the occurrence of a change of control, or in the event the equity investors sell a portion of their investment, with respect to a portion of the options bearing the same ratio as the portion of the equity investor’s equity sold. On December 15, 2011, the option price will increase to $1,210 per share.

(5)

Nonqualified stock options granted on September 30, 2010 at the exercise price of $1,576 per share which vests 25% on the first anniversary of September 30, 2010 and thereafter in thirty-six equal monthly installments over the thirty-six months following the first anniversary of September 30, 2010, beginning on October 30, 2011 and becoming fully vested on September 30, 2014, subject to earlier vesting in certain circumstances following a change of control. These grants were made to Ms. Katz and Messrs. Skinner and Gold pursuant to their entering into new employment contracts effective October 6, 2010. See “Employment and Other Compensation Agreements” beginning on page 70 of this section.

(6)

Nonqualified stock options granted on October 5, 2009 at the exercise price of $1,000 per share which vests 20% on the first anniversary of October 5, 2009 and thereafter in forty-eight equal monthly installments over the forty-eight months following the first anniversary of October 5, 2009, beginning on the one-month anniversary of such first anniversary and becoming fully vested on October 5, 2014. The options were granted at the initial exercise price of $1,000 per share which will increase at a 10% compound rate on each anniversary of October 5, 2009 until the earlier to occur of (i) the exercise of the option, (ii) October 5, 2014, (iii) the occurrence of a change of control, or (iv) a sale by our equity investors of a portion of their investment, in which event a portion of the options bearing the same ratio as the portion of the equity investor’s equity sold will no longer increase the exercise price. On October 5, 2011, the option price will increase to $1,210 per share.

(7)

On May 13, 2011, Mr. Tansky elected to exercise stock options with respect to 1,465 shares of NMI’s common stock.  Because the fair market value of these shares was dependent on an independent appraisal of NMI as of the exercise date, Mr. Tansky will be issued these shares in the first quarter of fiscal year 2012.

The following table sets forth information concerning the exercise of stock options during fiscal year 2011 for each of the named executive officers.

OPTION EXERCISES AND STOCK VESTED

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
Burton M. Tansky	3,742	4,545,855
Karen W. Katz	—	—
James E. Skinner	—	—
James J. Gold	—	—
Nelson A. Bangs	—	—
Phillip L. Maxwell	—	—
Marita Glodt	—	—
Gerald A. Barnes	—	—

(1)

Reflects the difference between the exercise price of the stock option and the valuation price in effect on the date of the exercise as determined by the Company based upon a number of factors, as more fully discussed on page F-32.

PENSION BENEFITS

The following table sets forth certain information with respect to retirement payments and benefits under the Retirement Plan and the SERP for each of our named executive officers.

Name	Plan Name	Number of Years Credited Service (#)(1)		Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
Burton M. Tansky	Retirement Plan	20		493,000	36,581
	SERP	32	(3)	8,268,000	600,455
Karen W. Katz	Retirement Plan	25		345,000	—
	SERP	26	(4)	2,990,000	—
James E. Skinner	Retirement Plan	7	(5)	136,000	—
	SERP	7	(5)	448,000	—
James J. Gold	Retirement Plan	17	(5)	137,000	—
	SERP	17	(5)	404,000	—
Nelson A. Bangs	Retirement Plan	7	(5)	145,000	—
	SERP	7	(5)	303,000	—
Phillip L. Maxwell	Retirement Plan	8	(5)	209,000	—
	SERP	8	(5)	379,000	—
Marita Glodt	Retirement Plan	26	(6)	566,000	3,416
	SERP	25	(6)	1,865,000	8,879
Gerald A. Barnes	Retirement Plan	27	(6)	421,000	—
	SERP	25	(6)	979,000	—

Footnotes:

(1)

Computed as of July 30, 2011, which is the same pension measurement date used for financial statement reporting purposes with respect to our audited consolidated financial statements and notes thereto.

(2)

For purposes of calculating the amounts in this column, retirement age was assumed to be the normal retirement age of the later of age 65 or the fifth anniversary of the individual’s date of hire, as defined in the Retirement Plan. A description of the valuation method and all material assumptions applied in quantifying the present value of accumulated benefit is set forth in Note 9 of the Notes to Consolidated Financial Statements beginning on page F-25 of this Annual Report on Form 10-K.

(3)

The difference in years of service is a result of the provision in Mr. Tansky’s employment agreement relating to the calculation of his years of service under the SERP. Following his termination of employment with us, his years of service for purposes of calculating his benefit under the SERP was determined by multiplying his actual service for purposes of the SERP by two, subject to the 25-year maximum set forth in the SERP, and by then providing him with an additional credit for each year of service to the Company following his attainment of age sixty-five (65) (disregarding the 25-year maximum set forth in the SERP). The value of Mr. Tansky’s actual years of service under the SERP is $4,768,000, so the value of the additional years of service in excess of his actual service is $3,500,000.

(4)

Pursuant to the terms of Ms. Katz’s employment agreement, she will be entitled to an additional one year of credit for each full year of service after she has reached the 25-year maximum set forth in the SERP. In addition, if her employment is terminated by us for any reason other than death, “disability” “cause” or for non-renewal of her employment term, or if she terminates her employment with us for “good reason” and she has not yet reached 65, her SERP benefit will not be reduced solely by reason of her failure to reach 65 as of the termination date. The value of Ms. Katz’s actual years of service under the SERP is $2,866,000, so the value of the additional years of service in excess of her actual service is $124,000.

(5)	Effective December 31, 2007, benefit accruals for Messrs. Skinner, Gold, Bangs, and Maxwell under the Retirement Plan and the SERP were frozen, as further described below.

(6)	Effective August 1, 2010, benefit accruals for Mr. Barnes and Ms. Glodt under the Retirement Plan and the SERP were frozen, as further described below.

The Retirement Plan is a funded, tax-qualified pension plan.  Prior to 2008, most non-union employees over age 21 who had completed one year of service with 1,000 or more hours were eligible to participate in the Retirement Plan, which paid benefits upon retirement or termination of employment.  Effective as of December 31, 2007, eligibility and benefit accruals under the Retirement Plan were frozen for all participants except for those “Rule of 65” employees who elected to continue participating in the Retirement Plan.  “Rule of 65” employees included only those active employees who had completed at least 10 years of service and whose combined years of service and age equaled at least 65 as of December 2007.  The Retirement Plan is a “career-accumulation” plan, under which a participant earns each year a retirement annuity equal to one percent of his or her compensation for the year up to the Social Security wage base and 1.5 percent of his or her compensation for the year in excess of such wage base.  “Compensation” for this purpose generally includes salary, bonuses, commissions and overtime but not in excess of the limits imposed upon annual compensation under the Code Section 401(a)(17).  Such limit for 2010 was $245,000 and remains unchanged for 2011 and is adjusted annually for cost-of-living increases.  Benefits under the Retirement Plan become fully vested after five years of service with us.  Effective August 1, 2010, benefit accruals were frozen for the remaining “Rule of 65” employees and such participants were given the opportunity to participate in the RSP.

The SERP is an unfunded, nonqualified plan under which benefits are paid from our general assets to supplement Retirement Plan benefits and Social Security.  Prior to 2008, executive, administrative and professional employees (other than those employed as salespersons) with an annual base salary at least equal to a minimum established by the Company were eligible to participate.  Similar to the Retirement Plan, effective December 31, 2007, eligibility and benefit accruals under the SERP were frozen for all participants except for those “Rule of 65” employees who elected to continue participating in the Retirement Plan.  At normal retirement age (the later of age 65 and the fifth anniversary of the participant’s date of hire), an eligible participant with 25 or more years of service is entitled to full benefits in the form of monthly payments under the SERP computed as a straight life annuity, equal to 50 percent of the participant’s average monthly compensation for the highest consecutive 60 months preceding retirement less 60 percent of his or her estimated annual primary Social Security benefit, offset by the benefit accrued by the participant under the Retirement Plan.  The amount is then adjusted actuarially to determine the actual monthly payments based on the time and form of payment.  For this purpose, “compensation” includes salary but does not include bonuses.  If the participant has fewer than 25 years of service, the combined benefit is proportionately reduced.  Benefits under the SERP become fully vested after five years of service with us.  The SERP is designed to comply with the requirements of Section 409A of the Code.  Along with the Retirement Plan and the ESP, benefit accruals under the SERP were frozen for the remaining “Rule of 65” employees effective August 1, 2010 and those remaining participants were given the opportunity to participate in the DC SERP.

NONQUALIFIED DEFERRED COMPENSATION

The amounts reported in the table below represent deferrals and Company matching contributions credited pursuant to the KEDC Plan and Company contributions credited pursuant to the DC SERP.

Name		Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year- End ($)

Burton M. Tansky	KEDC	—	—	—	—	—
	DC SERP	—	—	—	—	—

Karen W. Katz	KEDC	196,621	50,388	40,751	—	1,346,296
	DC SERP	—	55,742	388	—	56,130

James E. Skinner	KEDC	81,083	32,497	13,703	—	468,092
	DC SERP	—	155,575	8,340	—	306,865

James J. Gold	KEDC	—	—	—	—	—
	DC SERP	—	148,544	10,080	—	364,405

Nelson A. Bangs	KEDC	111,691	13,964	18,346	—	621,410
	DC SERP	—	62,985	3,375	—	118,541

Phillip L. Maxwell	KEDC	—	—	—	—	—
	DC SERP	—	123,514	6,223	—	250,182

Marita Glodt	KEDC	64,678	5,708	15,279	—	509,490
	DC SERP	—	142,337	2,022	28,803	115,556

Gerald A. Barnes	KEDC	—	—	1,225	—	38,353
	DC SERP	—	104,945	2,538	—	107,483

Footnotes:

(1)          The amounts reported as Executive Contributions in last Fiscal Year are also included as Salary in the Summary Compensation Table beginning on page 62 of this Section.

The KEDC Plan allows eligible employees to elect to defer up to 15% of base pay and up to 15% of annual performance bonus each year.  Eligible employees generally are those employees who have completed one year of service with the Company, have annual base pay of at least $300,000 and are otherwise designated as eligible by the Company’s employee benefits committee; provided, however, that effective January 1, 2008, only those persons who were eligible for the KEDC as of January 1, 2007 are permitted to continue participating in the KEDC.  No new participants will be added.  The Company also credits a matching contribution each pay period equal to (A) the sum of (i) 100% of the sum of the employee’s KEDC Plan deferrals and the maximum RSP deferral that the employee could have made under such plan for such pay period, to the extent that such sum does not exceed 2% of the employee’s compensation for such pay period, and (ii) 25% of the sum of the employee’s KEDC Plan deferrals and the maximum RSP, as applicable, deferral that the employee could have made under such plan for such pay period, to the extent that such sum does not exceed the next 4% of the employee’s compensation for such pay period, minus (B) the maximum possible match the employee could have received under the RSP, as applicable, for such pay period.  Such amounts are credited to a bookkeeping account for the employee and are fully vested with respect to matching contributions made for calendar years prior to 2008.  Amounts attributable to matching contributions, plus interest thereon, for calendar years on and after 2008 are subject to forfeiture in the event the employee is terminated for cause.  Accounts are credited monthly with interest at an annual rate equal to the prime interest rate published in The Wall Street Journal on the last business day of the preceding calendar quarter.  Amounts credited to an employee’s account become payable to the employee upon separation from service, death, unforeseeable emergency, or change of control of the Company.  In the event of separation of service, payment is made in a lump sum in the calendar quarter following the calendar quarter in which the separation occurs although if the employee is eligible for retirement upon such separation, payment may be deferred until the following year or the nine subsequent years, and may be made in a lump sum or in installments over a period of up to ten years, depending upon the distribution form elected by the employee.  There is no separate funding for the amounts payable under the KEDC Plan, rather the Company makes payment from its general assets.  The KEDC Plan is designed to comply with the requirements of Section 409A of the Code.

The DC SERP is an unfunded, nonqualified deferred compensation plan under which benefits are paid from our general assets to provide eligible employees with the opportunity to receive employer contributions on the portion of their eligible compensation that exceeds the compensation limit imposed by the Code Section 401(a)(17) (the “IRS Limit”).  The IRS Limit for 2010 was $245,000 and remains unchanged for 2011.  Eligible employees generally are those employees who have completed one year of service with the Company, who have annual base pay of at least 80% of the IRS Limit (or were eligible to participate in the SERP as of December 31, 2007 and ceased to be eligible to participate in the SERP as of January 1, 2008), and who are otherwise designated as eligible by the Company’s employee benefits committee.  The Company will make transitional and non-transitional credits to the accounts of eligible participants each pay period.  Transitional credits apply only to participants who were eligible to participate in the SERP as of December 31, 2007 but ceased participating in the SERP as of that date and became a participant in the DC SERP on January 1, 2008.  The amount of a transitional credit is the product of a participant’s eligible compensation in excess of the IRS Limit and an applicable percentage ranging from 0% to 6% depending upon the age of the participant.  Non-transitional credits apply to all eligible participants.  The amount of a non-transitional credit is the product of a participant’s eligible compensation in excess of the IRS Limit and 10.5%.  All transitional and non-transitional credits are credited to a bookkeeping account and vest upon the earlier of (i) an eligible employee’s attainment of five years of service, (ii) an eligible employee’s attainment of age 65, (iii) an eligible employee’s death, (iv) an eligible employee’s disability, and (v) a change of control (as defined in the DC SERP) while in the employ of the Company.  Notwithstanding the preceding, amounts credited to an account are subject to forfeiture in the event the employee is terminated for cause.  Accounts are credited monthly with interest at an annual rate equal to the prime interest rate published in The Wall Street Journal on the last business day of the preceding calendar quarter. Vested amounts credited to an employee’s account become payable in the form of five annual installments beginning upon the later of the employee’s separation from service and age 55, or such later age as the employee may elect. Upon the employee’s death or “disability” or upon a change of control of the Company, vested amounts credited to an employee’s account will be paid in a single lump sum.  The DC SERP is designed to comply with the requirements of Section 409A of the Code.

Employment and Other Compensation Agreements

As discussed in “Compensation Discussion & Analysis,” The Neiman Marcus Group, Inc. has entered into employment agreements with Karen W. Katz, James E. Skinner, and James J. Gold.  Each of Messrs. Bangs, Maxwell, and Barnes is a party to a confidentiality, non-competition and termination benefits agreement, discussed below.

Director Services Agreement with Mr. Tansky

Following Mr. Tansky’s retirement as President and Chief Executive Officer, the Company entered into a director services agreement wherein he agreed to act as non-executive Chairman of the Board of Directors for a term beginning October 6, 2010 through December 31, 2011.  He will be compensated in this new role at the rate of $37,500 for each  meeting of the Board of Directors up to four meetings in any twelve-month period.  The director services agreement will expire at the end of the term unless extended by agreement of both parties.  In addition, Mr. Tansky will be provided with office space and appropriate staff assistance at Bergdorf Goodman in New York and reimbursement for travel and other expenses incurred in the fulfillment of his responsibilities as non-executive Chairman of the Board of Directors.  The agreement provides that Mr. Tansky shall be subject to removal pursuant to the standards and requirements of the Company’s bylaws and applicable law.  Also, the director services agreement continues certain provisions of Mr. Tansky’s employment agreement that expired on the date of his retirement.  He will be entitled to a tax gross-up whereby if, in the event of a change of control following the existence of a public market for the Company’s stock, he incurs any excise tax by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Code, he will receive a gross-up payment in an amount that would place him in the same after-tax position that he would have been in if no excise tax had applied.  However, under certain conditions, rather than receive a gross-up payment, the payments payable to him will be reduced so that no excise tax is imposed.  He also continues to be entitled to indemnification on the same terms as indemnification is made available to our senior executives.  The director services agreement also continues Mr. Tansky’s obligations regarding non-competition and non-solicitation of employees, confidential information and non-disparagement of the Company and its business.  He is generally prohibited, for a period of three years from his retirement, from becoming a director, officer, employee or consultant for any competing business that owns or operates a luxury specialty retail store located in the geographic areas of the Company’s operations.  He is also required to disclose and assign to the Company any trademarks or inventions developed by him which relate to the Company’s business.  The director services agreement also continues Mr. Tansky’s obligation to furnish his assistance in any litigation in which the Company or any of its affiliates is a party subject to receiving reasonable out-of-pocket expenses incurred in rendering such assistance.

In addition to the foregoing, Mr. Tansky’s director services agreement provides that, upon the occurrence of the earlier of a change of control or an initial public offering, he will be entitled to a cash bonus equal to $3,080,911, which represents his portion of the cash incentive pool pursuant to the Cash Incentive Plan (more fully described beginning on page 72 of this section).

Under the terms of Mr. Tansky’s employment agreement, following retirement, he received a one-time lump sum payment representing the monthly premium cost of certain medical benefits multiplied by 60 and enhanced benefits under the SERP.  For actual amounts received see Potential Payments Upon Termination or Change-in-Control beginning on page 73 of this section.

Employment Agreement with Ms. Katz

In connection with Mr. Tansky’s retirement in October 2010, the Company entered into an employment agreement with Ms. Katz wherein she succeeded Mr. Tansky as President and Chief Executive Officer.  The employment agreement became effective on October 6, 2010 and will extend until the fourth anniversary and thereafter be subject to automatic one-year renewals of the term if neither party submits a notice of termination at least three months prior to the end of the then-current term.  The agreement may be terminated by either party on three months’ notice, subject to severance obligations in the event of termination under certain circumstances described herein.  Pursuant to the agreement, her base salary will not be less than $1,050,000 unless the reduction is pursuant to action taken by the Company reducing the annual salaries of all senior executives by substantially equal amounts or percentages.  The agreement also provided for an initial bonus of $50,000 payable upon the commencement of her new duties and the grant of a non-qualified stock option under the Company’s Management Equity Incentive Plan with respect to 4,300 shares of common stock of the Company with an exercise price equal to the fair market value of the common stock at the time of grant.  The stock option will expire no later than the seventh anniversary of the grant date.

Ms. Katz’s agreement also provides that she will participate in the Company’s annual incentive bonus plan.  The actual amounts will be determined according to the terms of the annual incentive bonus program and will be payable at the discretion of the Compensation Committee.  However, Ms. Katz’s agreement provides that her target bonus may not be reduced below 100% of her base salary.  In addition, the agreement provides that during the employment term before December 31, 2010, Ms. Katz shall continue to accrue benefits under the SERP, provided that (i) the SERP shall not be amended or terminated in any way that adversely affects her, and (ii) after she has reached the 25-year maximum set forth in the SERP, she shall be entitled to an additional one year of credit for each full year of service thereafter.  In addition, if (i) during the term, her employment is terminated by the Company for any reason other than death, “disability,” or “cause” (as defined in the employment agreement), (ii) during the term, she terminates her employment for “good reason” (as defined in the employment agreement), or (iii) her employment terminates upon expiration of the term following the provision by the Company of a notice of non-renewal, and, in any such case, on the date of such termination she has not yet reached age 65, her SERP benefit shall not be reduced according to the terms of the SERP solely by reason of her failure to reach age 65 as of the termination date.  During the employment term following December 31, 2010, she will accrue benefits under DC SERP provided that the amounts credited to her account as of the last day of her employment term shall not be less than the present value of the additional benefits she would have accrued under the SERP had it remained in effect.

If we terminate Ms. Katz’s employment without “cause” or if she resigns for “good reason” or following her receipt of a notice of non-renewal from the Company relating to the employment term, she will receive (i) an amount of annual incentive pay equal to a prorated portion of her target bonus amount for the year in which the employment termination date occurs, and (ii) a lump sum equal to (A) 18 times the monthly COBRA premium applicable to Ms. Katz plus (B) two times the sum of her base salary and target bonus, at the level in effect as of the employment termination date; provided, however, that Ms. Katz shall be required to repay this payment if she violates certain restrictive covenants in her agreement or if she is found to have engaged in certain acts of wrongdoing, all as further described in the agreement.  Ms. Katz is also entitled to continuation of certain benefits for a two-year period following a termination of her employment for any reason as set forth more fully in her employment agreement.

If Ms. Katz’s employment terminates before the end of the term due to her death or “disability” we will pay her or her estate, as applicable, (i) any unpaid salary through the date of termination and any bonus payable for the preceding fiscal year that has otherwise not already been paid, (ii) any accrued but unused vacation days, (iii) any reimbursement for business travel and other expenses to which she is entitled, and (iv) an amount of annual incentive pay equal to a prorated portion of her target bonus amount for the year in which the employment termination date occurs.

Ms. Katz’s agreement also contains obligations on her part regarding non-competition and non-solicitation of employees following the termination of her employment for any reason, confidential information and non-disparagement of the Company and its business.  The non-competition agreement generally prohibits Ms. Katz during employment and for a period of one year after termination from becoming a director, officer, employee or consultant for any competing business that owns or operates a luxury specialty retail store located in the geographic areas of the Company’s operations.  The agreement also requires that she disclose and assign to the Company any trademarks or inventions developed by her which relate to her employment by the Company or to the Company’s business.

Effective December 31, 2010, Ms. Katz’s employment agreement was amended with respect to reimbursement for hotel or other lodging expenses while on business trips to New York.  Under the amendment, Ms. Katz will receive a lump sum cash payment during each year of the employment term in the amount of $15,000 in lieu of any reimbursement of hotel or other lodging expenses incurred in connection with business trips to New York, plus an amount necessary to gross-up such payment for income tax purposes.  The amendment also provides for reimbursement of liability for any New York state and city taxes, on an after-tax basis.

Employment Agreements with Mr. Skinner and Mr. Gold

On July 22, 2010, the Company entered into new employment agreements with James E. Skinner, Executive Vice President and Chief Financial Officer, and James J. Gold, President and Chief Executive Officer of Bergdorf Goodman, Inc., the terms of which became effective on October 6, 2010.  Each of the employment agreements is for a four-year term with automatic extensions of one year unless either party provides three months’ written notice of non-renewal.  The agreement with Mr. Skinner provides that he will act as Executive Vice President, Chief Operating Officer and Chief Financial Officer of The Neiman Marcus Group, Inc. for a beginning annual base salary of $700,000 and participation in an annual incentive program with a target bonus opportunity of 75% of annual base salary and a maximum bonus of 150% of annual base salary.  In addition, as part of the agreement, effective September 30, 2010, he received a non-qualified stock option grant under the Management Equity Incentive Plan with respect to 2,200 shares of common stock of the Company with an exercise price equal to the fair market value of the common stock at the time of grant.  The stock option will expire no later than the seventh anniversary of the grant date.

The agreement with Mr. Gold provides that he will act as President, Specialty Retail of The Neiman Marcus Group, Inc. for a beginning annual base salary of $750,000 and participation in an annual incentive program with a target bonus opportunity of 75% of annual base salary and a maximum bonus of 150% of annual base salary.  In addition, as part of the agreement, effective September 30, 2010, he received a non-qualified stock option grant under the Management Equity Incentive Plan with respect to 2,200 shares of common stock of the Company with an exercise price equal to the fair market value of the common stock on the date of grant.  The stock option will expire no later than the seventh anniversary of the grant date.

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

Confidentiality, Non-Competition and Termination Benefits Agreements

Messrs. Bangs, Maxwell and Barnes are each a party to a confidentiality, non-competition and termination benefits agreement that will provide for severance benefits if the employment of the affected individual is terminated by the Company other than in the event of death, “disability” or termination for “cause.”  These agreements provide for a severance payment equal to one and one-half annual base salary payable over an eighteen-month period, and reimbursement for COBRA premiums for the same period.  Each confidentiality, non-competition and termination benefits agreement contains restrictive covenants as a condition to receipt of any payments payable thereunder.

Cash Incentive Plan

Following the consummation of the Acquisition, the Neiman Marcus, Inc. Cash Incentive Plan (referred to as the Cash Incentive Plan) was adopted to aid in the retention of certain key executives, including the named executive officers.  The Cash Incentive Plan provides for the creation of a $14 million cash bonus pool to be shared by the participants based on the number of stock options that were granted to each such participant pursuant to the Management Equity Incentive Plan in October 2005.  Each participant in the Cash Incentive Plan will be entitled to a cash bonus upon the earlier to occur of a change of control or an initial public offering, provided that, in each case, the internal rate of return to certain of our investors is positive.  If the internal rate of return to certain of our investors is not positive, no amounts will be paid under the Cash Incentive Plan.  The Cash Incentive Plan was adopted in connection with the acquisition of NMG by the Sponsors, and was intended to align the interests of certain key executives with those of the Sponsors.  Furthermore, it has been our experience that it often takes a long period of time to consummate a change of control transaction with a large retail company.  As a result, it was our view and the view of the Sponsors that a “single trigger” payment upon an “initial public offering” or “change of control” of the Company (as those terms are defined under the Cash Incentive Plan) correctly aligns the interests of management, on the one hand, and the Company and its shareholders, on the other hand, and also provides the Company with an effective and durable retention mechanism that incentivizes each named executive officer to remain with us prior to the consummation of such an event.

Based on the foregoing, each of the named executive officers except Marita Glodt, would be entitled to receive the following percentages of the $14 million cash bonus pool on July 30, 2011, assuming there was a “change of control” or an “initial public offering” on that date, and the rate of return to the Sponsors was positive:

Percentage of
Name	Cash Bonus Pool
Burton M. Tansky	22.00%
Karen W. Katz	18.49%
James E. Skinner	9.25%
James J. Gold	9.25%
Nelson A. Bangs	3.70%
Phillip L. Maxwell	3.42%
Gerald A. Barnes	1.85%

All required federal, state, or local government tax will be withheld from all payments made to participants under the Cash Incentive Plan.  No payments have been made or are currently anticipated under the Cash Incentive Plan.

Cash EBITDA Incentive Plan

In fiscal year 2011, the Compensation Committee approved the Cash EBITDA Incentive Plan (referred to as the EBITDA Incentive Plan) for certain officers of the Company, including Messrs. Bangs and Barnes.  Ms. Katz, Ms. Glodt, and Messrs. Skinner, Gold, and Maxwell are not participants in the EBITDA Incentive Plan.  The objective of the EBITDA Incentive Plan is to focus all participants on the achievement of a three-year cumulative and fiscal year 2013 EBITDA objective.  Minimum annual and cumulative EBITDA targets must be met before cash payouts are made.  Based upon prior years experience, these targets, individually and cumulatively, will be challenging for the Company to achieve.  If the performance metrics are met, a cash payout will be made within sixty (60) days of the end of fiscal year 2013.  Potential cash payouts will be structured in five incentive tiers with a fixed dollar payout for each tier equal to approximately thirty percent (30%) of the participant’s base salary in effect in fiscal year 2013.  The tier groups and potential payouts are listed in the following table:

Tier Group	Potential Payout if Goals are Met
Tier 1	$125,000
Tier 2	100,000
Tier 3	85,000
Tier 4	65,000
Tier 5	50,000

If the minimum cumulative EBITDA goals are met, a participant must be actively employed and in good standing through the end of fiscal year 2013 in order to receive payment.

Potential Payments Upon Termination or Change-in-Control

Mr. Tansky retired effective October 5, 2010.  Under the terms of his employment agreement, he received $58,111 that represents a cash amount equal to the monthly COBRA premium applicable to him at the time of his retirement, the value of his SERP enhancement at the time of retirement was $2,700,000 which he will receive in monthly installments, along with payments under the retirement plan, and the SERP.  He is also entitled to receive thirty-six (36) months of continued life insurance.

Marita Glodt retired effective June 30, 2011.  She receives monthly payouts under the Company’s retirement plans.

The tables below show certain potential payments that would have been made to the other named executive officers if his or her employment had terminated on July 30, 2011 under various scenarios, including a change of control.  Because the payments to be made to a named executive officer depend on several factors, the actual amounts to be paid out upon a named executive officer’s termination of employment can only be determined at the time of an executive’s separation from the Company.

Karen W. Katz

Executive Benefits and Payments Upon Separation	Retirement ($)(1)	Termination due to death ($)(2)	Termination due to disability ($)(3)	Termination without cause or for good reason ($)(4)	Change in Control ($)(5)

Compensation:
Severance	$—	$—	$—	$3,150,000	$—
Bonus	—	1,050,000	1,050,000	2,100,000	—

Benefits & Perquisites:
Retirement Plan Enhancement	124,000	—	—	—	—
Retirement Plan	56,130	56,130	56,130	56,130	56,130
Deferred Compensation Plan	1,346,296	1,346,296	1,346,296	1,346,296	1,346,296
Cash Incentive Plan Payment	—	—	—	—	2,588,988
Long-Term Disability	—	—	240,000	—	—
Health and Welfare Benefits	—	—	—	63,145	—
Life Insurance Benefits	—	1,000,000	—	5,095	—
Total	$1,526,426	$3,452,426	$2,692,426	$6,720,666	$3,991,414

Footnotes:

(1)                  Represents the SERP enhancement provided in Ms. Katz’s employment agreement and a lump sum payout under the deferred compensation plans.  See “Nonqualified Deferred Compensation” beginning on page 69 of this section.

(2)                  Represents Ms. Katz’s target bonus, a lump sum payout under the deferred compensation plan and defined contribution plan, and a lump sum basic life insurance benefit payment of $1,000,000 payable by the Company’s life insurance provider to Ms. Katz’s beneficiaries upon her death.

(3)                  Represents Ms. Katz’s target bonus, lump sum payout under the deferred compensation plan and defined contribution plan, and long-term disability payments of $20,000 per month for twelve months payable from the Company’s long-term disability insurance provider.

(4)                  Represents a lump sum payment of the target bonus and two times base salary, two times target bonus and a lump sum payout under the deferred compensation plan and defined contribution plan.  The amount included for health and welfare benefits represents a continuation of COBRA benefits for a period of two years.  Calculations were based on COBRA rates currently in effect.  The amount included for life insurance represents coverage for a period of two years at the same benefit level in effect at the time of termination.  See “Employment and Other Compensation Agreements” beginning on page 70 of this section.

(5)                  Represents a lump sum payout under the deferred compensation plan and defined contribution plan and a lump sum amount payable under the Cash Incentive Plan, more fully described beginning on page 72 of this section.

James E. Skinner

Executive Benefits and Payments Upon Separation	Retirement ($)(1)	Termination due to death ($)(2)	Termination due to disability ($)(3)	Termination without cause or for good reason ($)(4)	Change in Control ($)(5)

Compensation:
Severance	$—	$—	$—	$2,363,132	$—
Bonus	—	525,000	525,000	525,000	—

Benefits & Perquisites:
Retirement Plans	306,865	306,865	306,865	306,865	306,865
Deferred Compensation Plan	468,092	468,092	468,092	468,092	468,092
Cash Incentive Plan Payment	—	—	—	—	1,294,494
Long-Term Disability	—	—	240,000	—	—
Health and Welfare Benefits	—	—	—	—	—
Life Insurance Benefits	—	1,000,000	—	—	—
Total	$774,957	$2,299,957	$1,539,957	$3,663,089	$2,069,451

Footnotes:

(1)                  Represents a lump sum payout under the deferred compensation plans.  See “Nonqualified Deferred Compensation” beginning on page 69 of this section.

(2)                  Represents Mr. Skinner’s target bonus, a lump sum payout under the deferred compensation plan and defined contribution plan, and a lump sum basic life insurance benefit payment of $1,000,000 payable by the Company’s life insurance provider to Mr. Skinner’s beneficiaries upon his death.

(3)                  Represents Mr. Skinner’s target bonus, lump sum payout under the deferred compensation plan and defined contribution plan, and long-term disability payments of $20,000 per month for twelve months payable from the Company’s long-term disability insurance provider.

(4)                  Represents 1.5 times Mr. Skinner’s base salary payable over an eighteenth month period, a lump sum payment of target bonus, 1.5 times target bonus, the portion of the salary payment that is exempt from 409A of the Code, a lump sum payout under the deferred compensation and defined contribution plans, and eighteen months of COBRA premiums.  Calculations were based on COBRA rates currently in effect.  See “Employment and Other Compensation Agreements” on page 70 of this section.

(5)                  Represents a lump sum payout under the deferred compensation plan and defined contribution plan and a lump sum amount payable under the Cash Incentive Plan, more fully described beginning on page 72 of this section.

James J. Gold

Executive Benefits and Payments Upon Separation	Retirement ($)(1)	Termination due to death ($)(2)	Termination due to disability ($)(3)	Termination without cause or for good reason ($)(4)	Change in Control ($)(5)

Compensation:
Severance	$—	$—	$—	$2,503,698	$—
Bonus	—	562,500	562,500	562,500	—

Benefits & Perquisites:
Retirement Plans	364,405	364,405	364,405	364,405	364,405
Deferred Compensation Plan	—	—	—	—	—
Cash Incentive Plan Payment	—	—	—	—	1,294,494
Long-Term Disability	—	—	240,000	—	—
Health and Welfare Benefits	—	—	—	—	—
Life Insurance Benefits	—	1,000,000	—	—	—
Total	$364,405	$1,926,905	$1,166,905	$3,430,603	$1,658,899

Footnotes:

(1)                  Represents a lump sum payout under the deferred compensation plan.  See “Nonqualified Deferred Compensation” beginning on page 69 of this section.

(2)                  Represents Mr. Gold’s target bonus, a lump sum payout under the defined contribution plan and a lump sum basic life insurance benefit payment of $1,000,000 payable by the Company’s life insurance provider to Mr. Gold’s beneficiaries upon his death.

(3)                  Represents Mr. Gold’s target bonus, lump sum payout under the defined contribution plan, and long-term disability payments of $20,000 per month for twelve months payable from the Company’s long-term disability insurance provider.

(4)                  Represents 1.5 times Mr. Gold’s base salary payable over an eighteen month period, a lump sum payment of target bonus, 1.5 times target bonus, the portion of the salary payment that is exempt from 409A of the Code, a lump sum payout under the defined contribution plan, and eighteen months of COBRA premiums.  Calculations were based on COBRA rates currently in effect.  See “Employment and Other Compensation Agreements” on page 70 of this section.

(5)                  Represents a lump sum payout under the defined contribution plan and a lump sum amount payable under the Cash Incentive Plan, more fully described beginning on page 72 of this section.

Executive Benefits and Payments Upon Separation	Retirement ($)(1)	Termination due to death ($)(1)(2)	Termination due to disability ($)(1)(3)	Termination without cause or for good reason ($)(1)(4)	Change in Control ($)(1)(5)
NELSON A. BANGS
Compensation:
Severance	$—	$—	$—	$693,000	$—

Benefits & Perquisites:
Retirement Plans	118,541	118,541	118,541	118,541	118,541
Deferred Compensation Plan	621,410	621,410	621,410	621,410	621,410
Cash Incentive Plan Payment	—	—	—	—	517,794
Long-Term Disability	—	—	240,000	—	—
Health and Welfare Benefits	—	—	—	44,948	—
Life Insurance Benefits	—	1,000,000	—	—	—
Total for Nelson A. Bangs	$739,951	$1,739,951	$979,951	$1,477,899	$1,257,745

PHILLIP L. MAXWELL
Compensation:
Severance	$—	$—	$—	$618,000	$—

Benefits & Perquisites:
Retirement Plan	250,182	250,182	250,182	250,182	250,182
Cash Incentive Plan Payment	—	—	—	—	478,967
Long-Term Disability	—	—	240,000	—	—
Health and Welfare Benefits	—	—	—	44,948	—
Life Insurance Benefits	—	1,000,000	—	—	—
Total for Phillip L. Maxwell	$250,182	$1,250,182	$490,182	$913,130	$729,149

GERALD A. BARNES
Compensation:
Severance	$—	$—	$—	$652,500	$—

Benefits & Perquisites:
Retirement Plans	107,483	107,483	107,483	107,483	107,483
Deferred Compensation Plan	38,353	38,353	38,353	38,353	38,353
Cash Incentive Plan Payment	—	—	—	—	258,906
Long-Term Disability	—	—	240,000	—	—
Health and Welfare Benefits	—	—	—	44,948	—
Life Insurance Benefits	—	1,000,000	—	—	—
Total Gerald A. Barnes	$145,836	$1,145,836	$385,836	$843,284	$404,742

Footnotes:

(1)                  Represents a lump sum payout under the deferred compensation plans.  See “Nonqualified Deferred Compensation” beginning on page 69 of this section.

(2)                  Represents a lump sum basic life insurance benefit payment of $1,000,000 payable by the Company’s life insurance provider to each of Messrs. Bangs, Maxwell, and Barnes upon their death.

(3)                  Represents long-term disability payments of $20,000 per month for twelve months payable from the Company’s long-term disability insurance provider.

(4)                  Represents a lump sum payment of one and one-half times base salary for each of Messrs. Bangs, Maxwell, and Barnes.  The amount included for health and welfare benefits represents a continuation of COBRA benefits for a period of eighteen months.  Calculations were based on COBRA rates currently in effect.  See “Employment and Other Compensation Agreements” on page 70 of this section.

(5)                  Represents a lump sum payment payable under the Cash Incentive Plan more fully described beginning on page 72 of this section.

DIRECTOR COMPENSATION

None of our directors, except Mr. Tansky, receive compensation for their service as a member of our Board of Directors.  They are reimbursed for any expenses incurred as a result of their service.  Pursuant to the terms and conditions of his Director Services Agreement, more fully described beginning on page 70 of this section, Mr. Tansky will serve as non-executive Chairman of the Board of Directors for a term beginning on October 6, 2010 through December 31, 2011.  The actual amount of director fees paid to Mr. Tansky is reflected in the Summary Compensation Table on page 62 this section.  We offer to each of our directors a discount at our stores at the same rate that is available to our employees.  As an employee director, Ms. Katz receives no compensation for her service as a member of our Board of Directors.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding equity compensation plans approved by shareholders and equity compensation plans not approved by shareholders as of July 30, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	74,287	(1)	$1,282	38,705

Equity compensation plans not approved by security holders	—		—	—

Total	74,287		$1,282	38,705

Footnotes:

(1)        This number represents options issuable under the Management Incentive Plan that was approved by a majority of the shares of common stock of Neiman Marcus, Inc. on November 29, 2005 and amended on January 1, 2009, November 16, 2009, January 4, 2011, and May 1, 2011.  The Plan became effective on November 29, 2005 and will expire on November 29, 2015.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 16, 2011, the beneficial ownership of each person known to us to own more than 5% of our common stock, each of our directors, each named executive officer listed in the Summary Compensation Table, and all our directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Stock)	Options Currently Exercisable or Exercisable within 60 days	Total Stock and Stock Based Holdings	Percent of Class (1)

Newton Holding, LLC	1,000,000	—	1,000,000	98.53%
301 Commerce Street
Fort Worth, Texas 76102

TPG Funds (2)	1,000,000	—	1,000,000	98.53%
301 Commerce Street
Suite 3300
Fort Worth, Texas 76102

Affiliates of Warburg Pincus,	1,000,000	—	1,000,000	98.53%
LLC (3)
466 Lexington Avenue
New York, NY 10017

David A. Barr (4)	1,000,000	—	1,000,000	98.53%
466 Lexington Avenue
New York, NY 10017

James Coulter (2)	1,000,000	—	1,000,000	98.53%
345 California Street
San Francisco, CA 94104

Sidney Lapidus (4)	1,000,000	—	1,000,000	98.53%
466 Lexington Avenue
New York, NY 10017

Kewsong Lee (4)	1,000,000	—	1,000,000	98.53%
466 Lexington Avenue
New York, NY 10017

Burton M. Tansky (5)	3,340	13,526	16,866	1.64%
1618 Main Street
Dallas, TX 75201

Karen W. Katz (6)	4,027	11,347	15,374	1.50%
1618 Main Street
Dallas, TX 75201

James E. Skinner	2,107	5,723	7,830	*
1618 Main Street
Dallas, TX 75201

Gerald A. Barnes	50	1,871	1,921	*
1618 Main Street
Dallas, TX 75201

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Stock)	Options Currently Exercisable or Exercisable within 60 days	Total Stock and Stock Based Holdings	Percent of Class (1)

James J. Gold	902	5,723	6,625	*
1618 Main Street
Dallas, TX 75201

Nelson A. Bangs	—	1,409	1,409	*
1618 Main Street
Dallas, TX 75201

Phillip L. Maxwell	—	1,304	1,304	*
111 Customer Way
Irving, TX 75039

Marita Glodt	346	1,235	1,581	*
1618 Main Street
Dallas, TX 75201

Jonathan Coslet (7)	—	—	—	*
345 California Street
San Francisco, CA 94104

John G. Danhakl	—	—	—	*
11111 Santa Monica Boulevard
Los Angeles, CA 90025

Carrie Wheeler (7)	—	—	—	*
345 California Street
Suite 3300
San Francisco, CA 94104

Susan C. Schnabel	—	—	—	*
2121 Avenue of the Stars
Los Angeles, CA 90067

All current executive officers and	1,011,062	44,875	1,055,937	99.62%
directors as a group
(21 persons)

*  Represents less than 1% of the class.

Footnotes:

(1)                        Percentage of class beneficially owned is based on 1,014,915 common shares outstanding as of September 16, 2011, together with the applicable options to purchase common shares for each shareholder exercisable on September 16, 2011 or within 60 days thereafter.  Shares issuable upon the exercise of options currently exercisable or exercisable 60 days after September 16, 2011 are deemed outstanding for computing the percentage ownership of the person holding the options, but are not deemed outstanding for computing the percentage of any other person.  The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities.  Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security.  A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days.  Under these rules, more than one person may be deemed to be a beneficial owner of such securities as to which such person has voting or investment power.

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

Pursuant to the Newton limited liability company operating agreement, the TPG Funds (collectively) and WP VIII and WP IX (collectively) each have the separate right to designate four directors to the Board of Directors of Newton, or assign the right to designate one of their four director designees, to another direct or indirect member of Newton.  Messrs. James Coulter, Jonathan Coslet and Ms. Carrie Wheeler are the initial directors appointed by the TPG Funds, and Mr. John Donhakl is a director assignee of Leonard Green & Partners, L.P., as such designation right has been assigned by the TPG Funds.

Because of these relationships, Group Advisors and Advisors III may be deemed to be the beneficial owners of the common shares directly held by the TPG Funds, WP VIII and WP IX.  David Bonderman and James G. Coulter are directors, officers and sole shareholders of Group Advisors and Advisors III and may therefore also be deemed to be the beneficial owners of the common shares directly held by the TPG Funds, WP VIII and WP IX. The mailing address for each of Group Advisors, Advisors III and Messrs. Bonderman and Coulter is c/o TPG Capital, L.P., 301 Commerce Street, Fort Worth, TX 76102.

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

(5)                      Includes 3,340 shares held for the benefit of a family trust of which Mr. Tansky disclaims beneficial ownership.

(6)                      Includes 944 shares held for the benefit of a family trust of which Ms. Katz disclaims beneficial ownership.

(7)                        Mr. Jonathan Coslet and Ms. Carrie Wheeler are each directors of Newton and partners of TPG Capital, L.P., an affiliate of the TPG Funds.  Mr. Coslet and Ms. Wheeler each have no voting or investment power over and each disclaim beneficial ownership of any Newton common shares held directly or indirectly by the TPG Funds, WP VIII or WP IX.

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

The Board of Directors has determined that the Company’s Audit Committee is best suited to review and approve any related-person transaction and any material amendments thereto, although the Board of Directors may instead determine that a particular transaction (or amendment thereto) should be reviewed and approved by a majority of directors disinterested from the transaction. In the event a member of the Audit Committee has an interest in the proposed transaction, the relevant member must recuse himself or herself from the deliberations and approval.  The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, the Audit Committee satisfy itself that it has been fully informed as to the related person’s relationship and interest in the transaction (or amendment thereto) and the material facts thereof, and must determine, in light of known circumstances, whether the transaction is, or is not, consistent with the best interests of our company and our Sponsors, as the Audit Committee determines in the good faith exercise of its discretion.

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

For purposes of any action of the board of directors, each director nominated by a Sponsor has three votes and each of the other directors (including any jointly nominated directors and the directors nominated by investment funds that are affiliates of Credit Suisse Securities (USA) LLC and Leonard Green Partners) has one vote.  Certain major decisions of the board of directors of Newton Holding, LLC require the approval of each of the Sponsors and certain other decisions of the board of directors of Newton Holding, LLC require the approval of a specified number of directors designated by each of the Sponsors, in each case subject to the requirement that their respective ownership percentage in Newton Holding, LLC remains above a specified percentage of their initial ownership percentage.

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

Management Services Agreement

In connection with the Acquisition, we entered into a management services agreement with affiliates of the Sponsors pursuant to which affiliates of one of the Sponsors received on the closing date of the Acquisition a transaction fee of $25 million in cash in connection with the Acquisition.  Affiliates of the other Sponsor waived any cash transaction fee in connection with the Acquisition.  In addition, pursuant to such agreement, and in exchange for consulting and management advisory services that will be provided to us by the Sponsors and their affiliates, affiliates of the Sponsors will receive an aggregate annual management fee equal to the lesser of (i) 0.25% of consolidated annual revenue and (ii) $10 million.  Also, affiliates of the Sponsors are entitled to receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with the provision of services pursuant to the agreement.  The management services agreement also provides that affiliates of the Sponsors may receive fees in connection with certain subsequent financing and acquisition or disposition transactions.  The management services agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.  See Note 12 of the Notes to Consolidated Financial Statements in Item 15 for a further description of the management services agreement.

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

Management Stockholders’ Agreement

Subject to the Management Stockholders’ Agreement, certain members of management, including Burton M. Tansky, Karen W. Katz, James E. Skinner, James J. Gold, Marita Glodt, and Gerald A. Barnes along with 21 other members of management, elected to invest in the Company by contributing cash or equity interests in NMG, or a combination of both, to the Company prior to the merger and receiving equity interests in the Company in exchange therefore immediately after completion of the merger pursuant to rollover agreements with NMG and the Company entered into prior to the effectiveness of the merger.  The aggregate amount of this investment was approximately $25.6 million.  The Management Stockholders’ Agreement creates certain rights and restrictions on these equity interests, including transfer restrictions and tag-along, drag-along, put, call, and registration rights in certain circumstances.

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

Other non-audit services of less than $50,000 that are not restricted services may be pre-approved by both the chief financial officer and the chief accounting officer, provided those services will not impair the independence of the independent auditor. These services will be considered approved by the Audit Committee, provided those projects are discussed with the Audit Committee at its next scheduled meeting. Services between $50,000 and $100,000 in estimated fees must be pre-approved by the Chairman of the Audit Committee, acting on behalf of the entire Audit Committee. Services of greater than $100,000 in estimated fees must be pre-approved by the Audit Committee. All fee overruns will be discussed with the Audit Committee at the next scheduled meeting.

Principal Accounting Fees and Services

Audit Fees.  The aggregate fees billed for the audits of the Company’s annual financial statements for the fiscal years ended July 30, 2011 and July 31, 2010 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q were $1,486,000 and $1,455,000, respectively.

Audit-Related Fees.  The aggregate fees billed for audit-related services for the fiscal years ended July 30, 2011 and July 31, 2010 were $124,000 and $134,000, respectively. These fees related to accounting research and consultation services.

Tax Fees.  The aggregate fees billed for tax services for the fiscal years ended July 30, 2011 and July 31, 2010 were $73,000 and $94,000, respectively. These fees are related to tax compliance and planning.

All Other Fees.  The aggregate fees billed for all other services not included above totaled approximately $520,000 for the fiscal year ended July 30, 2011 primarily related to permitted advisory services.

The Audit Committee has considered and concluded that the provision of permissible non-audit services is compatible with maintaining our independent registered public accounting firm’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report.

1.             Financial Statements

The list of financial statements required by this item is set forth in Item 8.

2.             Index to Financial Statement Schedules

Page Number
Reports of Independent Registered Public Accounting Firm	F-3
Schedule II—Valuation and Qualifying Accounts and Reserves	92

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

3.1	Amended and Restated Certificate of Incorporation of Neiman Marcus, Inc., incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011.

3.2	Amended and Restated Bylaws of Neiman Marcus, Inc., incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011.

4.1

Indenture, dated as of May 27, 1998, between The Neiman Marcus Group, Inc. and The Bank of New York, as trustee, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

4.2	Form of 7.125% Senior Debentures Due 2028, dated May 27, 1998, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

4.3

Senior Subordinated Indenture dated as of October 6, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc., the Subsidiary Guarantors, and U.S. Bank National Association as successor trustee to Wells Fargo Bank, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010.

4.4	Form of 10 3/8% Senior Subordinated Notes due 2015, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010.

4.5

Registration Rights Agreement dated October 6, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc., the Subsidiary Guarantors, The Neiman Marcus Group, Inc., and the Initial Purchasers, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010.

4.6

First Supplemental Indenture, dated as of July 11, 2006, to the Indenture, dated as of May 27, 1998, among The Neiman Marcus Group, Inc., Neiman Marcus, Inc., and The Bank of New York Trust Company, N.A., as successor trustee. (1)

4.7

Second Supplemental Indenture, dated as of August 14, 2006, to the Indenture, dated as of May 27, 1998, among The Neiman Marcus Group, Inc., Neiman Marcus, Inc., and The Bank of New York Trust Company, N.A., as successor trustee. (1)

10.1*

Rollover Agreement dated as of October 4, 2005 by and among The Neiman Marcus Group, Inc., Newton Acquisition, Inc., and Burton M. Tansky, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

10.2*

Amendment to Letter Agreement effective as of January 1, 2009 by and between Neiman Marcus, Inc., a Delaware corporation, and Burton M. Tansky, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

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

10.6

Second Amended and Restated Credit Agreement, dated as of May 17, 2011, among The Neiman Marcus Group, Inc., the Company, the other borrowers named therein, the subsidiaries of The Neiman Marcus Group, Inc. from time to time party thereto, Bank of America, N.A., as administrative agent and co-collateral agent, Wells Fargo Bank, National Association (as successor to Wells Fargo Retail Finance, LLC), as co-collateral agent, and the lenders thereunder, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011.

10.7

Credit Agreement dated as of October 6, 2005, as amended and restated as of November 17, 2010, as further amended and restated as of May 16, 2011, among the lenders thereunder, Credit Suisse, as administrative agent and as collateral agent for such lenders, the Company, The Neiman Marcus Group, Inc. and each subsidiary of The Neiman Marcus Group, Inc. from time to time party thereto, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011.

10.8

Amended and Restated Pledge and Security Agreement dated as of July 15, 2009 by and among The Neiman Marcus Group, Inc., the Company, subsidiaries named therein and Bank of America, N.A., as administrative agent and co-collateral agent, incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 16, 2009.

10.9

Substitution of Agent and Joinder Agreement, dated as of July 15, 2009, among Deutsche Bank Trust Company Americas, Credit Suisse and Bank of America, N.A., incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 16, 2009.

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

10.13

Amendment No. 1, dated as of May 16, 2011, to the Lien Subordination and Intercreditor Agreement dated as of October 6, 2005, among the Company, The Neiman Marcus Group, Inc., each subsidiary from time to time party thereto, and Credit Suisse, as term loan agent, and Bank of America, N.A., as revolving loan agent, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011.

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

10.20*

Amendment to the Neiman Marcus, Inc. Management Equity Incentive Plan effective as of January 1, 2009, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.21*

Second Amendment to the Neiman Marcus, Inc. Management Equity Incentive Plan effective as of November 16, 2009, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009.

10.22*

Amendment No. Three to the Neiman Marcus, Inc. Management Equity Incentive Plan effective as of January 4, 2011, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 29, 2011.

10.23*	Amendment No. Four to the Neiman Marcus, Inc. Management Equity Incentive Plan effective as of May 1, 2011. (1)

10.24*

Amended and Restated Stock Option Grant Agreement dated April 2, 2010 between Neiman Marcus, Inc. and Burton M. Tansky, incorporated herein by reference to the Company’s Current Report on Form 8-K dated April 28, 2010.

10.25*	Form of Amended and Restated Stock Option Grant Agreement between Neiman Marcus, Inc. and certain eligible key employees. (1)

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

10.31*

Amendment to Employment Agreement effective December 31, 2010 by and between the Company, The Neiman Marcus Group, Inc. and Karen Katz, incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 2, 2010.

10.32	Letter Agreement dated June 8, 2010 by and between The Neiman Marcus Group, Inc. and Marita O’Dea Glodt. (1)

10.33	Letter Agreement dated April 2, 2009 by and between The Neiman Marcus Group, Inc. and Phillip L. Maxwell. (1)

10.34

Management Services Agreement, dated as of October 6, 2005 among Newton Acquisition Merger Sub, Inc., Newton Acquisition, Inc., TPG GenPar IV, L.P., TPG GenPar III, L.P. and Warburg Pincus LLC., incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011.

10.35

Registration Rights Agreement, dated as of October 6, 2005, among Newton Acquisition Merger Sub, Inc., Newton Acquisition, Inc., Newton Holding, LLC and the “Holders” identified therein as parties thereto, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 29, 2011.

10.36

Amended and Restated Credit Card Program Agreement, dated as of September 23, 2010, by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., HSBC Bank Nevada, N.A. and HSB Card Services, Inc., incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010. (2)

10.37

Amended and Restated Servicing Agreement, dated as of September 23, 2010, by and between The Neiman Marcus Group, Inc. and HSBC Bank Nevada, N.A., incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010. (2)

10.38*	Form of Confidentiality, Non-Competition and Termination Benefits Agreement by and between The Neiman Marcus Group, Inc. and certain eligible key employees. (1)

10.39*

Form of Amendment to the Confidentiality, Non-Competition and Termination Benefits Agreement effective as of January 1, 2009 by and between The Neiman Marcus Group, Inc., a Delaware corporation, and certain eligible key employees, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.40

Stockholder Agreement, dated as of May 1, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc. and the other parties signatory thereto, incorporated herein by reference to the Company’s

Quarterly Report on Form 10-Q for the quarter ended May 1, 2010.

10.41*	Neiman Marcus, Inc. Cash Incentive Plan amended as of January 21, 2008, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 26, 2008.

10.42

Management Stockholders’ Agreement dated as of October 6, 2005 between Newton Acquisition, Inc., Newton Holding, LLC, TPG Newton III, LLC, TPG Partners IV, L.P., TPG Newton Co-Invest I, LLC, Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII C.V. I, Warburg Pincus Germany Private Equity VIII K.G, Warburg Pincus Private Equity IX, L.P., and the other parties signatory thereto. (1)

10.43

Amendment to the Management Stockholders’ Agreement effective as of January 1, 2009 by and between Neiman Marcus, Inc., a Delaware corporation, Newton Holding, LLC, TPG Newton III, LLC, TPG Partners IV, L.P., TPG Newton Co-Invest I, LLC, Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII C.V. I, Warburg Pincus Germany Private Equity VIII K.G., Warburg Pincus Private Equity IX, L.P., and the other parties signatory thereto, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.44*

The Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan amended and restated effective January 1, 2008, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 26, 2008.

10.45*

Amendment No. 1 effective as of January 1, 2009 to The Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.46

The Neiman Marcus Group, Inc. Supplemental Executive Retirement Plan as amended and restated effective January 1, 2009, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.47

The Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2008, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2008.

10.48

Amendment No. 1 effective January 1, 2009 to the Amended and Restated Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.49*

Employment Agreement dated July 22, 2010 by and among the Company, The Neiman Marcus Group, Inc., and James E. Skinner, incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 28, 2010.

10.50*

Employment Agreement dated July 22, 2010 by and among the Company, The Neiman Marcus Group, Inc. and James J. Gold, incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 28, 2010.

10.51

Amendment No. 2 to the Amended and Restated Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan dated July 17, 2010, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

10.52

Amendment No. 1 to The Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan dated July 17, 2010, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

12.1	Computation of Ratio of Earnings to Fixed Charges. (1)

14.1	The Neiman Marcus Group, Inc. Code of Ethics and Conduct, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

14.2	The Neiman Marcus Group, Inc. Code of Ethics for Financial Professionals, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

21.1	Subsidiaries of the Company. (1)

23.1	Consent of Ernst & Young LLP. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

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

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under our supervision and with the participation of other key members of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of July 30, 2011. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an unqualified attestation report on the effectiveness of our internal controls over financial reporting as of July 30, 2011.

KAREN W. KATZ

President and Chief Executive Officer

JAMES E. SKINNER

Executive Vice President, Chief Operating Officer and Chief Financial Officer

T. DALE STAPLETON

Senior Vice President and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Neiman Marcus, Inc.

We have audited the accompanying consolidated balance sheets of Neiman Marcus, Inc. as of July 30, 2011 and July 31, 2010, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three years in the period ended July 30, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neiman Marcus, Inc. at July 30, 2011 and July 31, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 30, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Neiman Marcus, Inc.’s internal control over financial reporting as of July 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 20, 2011 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Dallas, Texas

September 20, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Neiman Marcus, Inc.

We have audited Neiman Marcus, Inc.’s internal control over financial reporting as of July 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Neiman Marcus, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Neiman Marcus, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Neiman Marcus, Inc. as of July 30, 2011 and July 31, 2010, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three years in the period ended July 30, 2011 of Neiman Marcus, Inc. and our report dated September 20, 2011 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Dallas, Texas

September 20, 2011

NEIMAN MARCUS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)	July 30, 2011	July 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$321,591	$421,007
Merchandise inventories	839,334	790,516
Deferred income taxes	20,445	30,755
Other current assets	121,371	117,844
Total current assets	1,302,741	1,360,122
Property and equipment, net	873,199	905,826
Customer lists, net	270,829	314,389
Favorable lease commitments, net	375,808	393,686
Tradenames	1,233,070	1,234,180
Goodwill	1,263,433	1,263,433
Other assets	45,689	60,646
Total assets	$5,364,769	$5,532,282
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$291,311	$270,778
Accrued liabilities	370,889	361,456
Other current liabilities	—	30,309
Total current liabilities	662,200	662,543
Long-term liabilities:
Long-term debt	2,681,687	2,879,672
Deferred real estate credits	99,991	96,093
Deferred income taxes	683,908	668,647
Other long-term liabilities	242,686	299,954
Total long-term liabilities	3,708,272	3,944,366

Common stock (par value $0.01 per share, 5,000,000 shares authorized and 1,014,915 shares issued and outstanding at July 30, 2011 and 1,013,082 shares issued and outstanding at July 31, 2010)	10	10
Additional paid-in capital	1,438,393	1,434,321
Accumulated other comprehensive loss	(73,045)	(106,274)
Accumulated deficit	(371,061)	(402,684)
Total shareholders’ equity	994,297	925,373
Total liabilities and shareholders’ equity	$5,364,769	$5,532,282

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal year ended
(in thousands)	July 30, 2011	July 31, 2010	August 1, 2009

Revenues	$4,002,272	$3,692,768	$3,643,346
Cost of goods sold including buying and occupancy costs (excluding depreciation)	2,589,419	2,419,545	2,536,764
Selling, general and administrative expenses (excluding depreciation)	934,177	885,406	882,737
Income from credit card program	(46,022)	(59,076)	(49,966)
Depreciation expense	132,433	141,839	150,759
Amortization of intangible assets	44,670	55,381	54,826
Amortization of favorable lease commitments	17,878	17,878	17,877
Impairment charges	—	—	703,266
Operating earnings (loss)	329,717	231,795	(652,917)
Interest expense, net	280,453	237,108	235,574
Earnings (loss) before income taxes	49,264	(5,313)	(888,491)
Income tax expense (benefit)	17,641	(3,475)	(220,445)
Net earnings (loss)	$31,623	$(1,838)	$(668,046)

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended
(in thousands)	July 30, 2011	July 31, 2010	August 1, 2009

CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$31,623	$(1,838)	$(668,046)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	209,642	233,795	240,645
Loss on debt extinguishment	70,388	—	—
Impairment charges	—	—	703,266
Paid-in-kind interest	—	14,362	38,082
Deferred income taxes	3,967	(39,643)	(153,888)
Other	7,082	7,160	10,185
	322,702	213,836	170,244
Changes in operating assets and liabilities:
Merchandise inventories	(48,818)	(23,684)	224,779
Other current assets	(3,527)	7,216	(9,924)
Other assets	79	8,518	(7,684)
Accounts payable and accrued liabilities	21,520	86,221	(169,270)
Deferred real estate credits	10,428	5,931	17,668
Funding of defined benefit pension plan	(30,000)	(30,000)	(15,000)
Net cash provided by operating activities	272,384	268,038	210,813

CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	(94,181)	(58,693)	(101,525)
Net cash used for investing activities	(94,181)	(58,693)	(101,525)

CASH FLOWS—FINANCING ACTIVITIES
Borrowings under senior term loan facility	554,265	—	—
Repayment of borrowings under senior notes	(790,289)	—	—
Repayment of borrowings	(7,648)	(111,763)	(1,611)
Debt issuance costs paid	(33,947)	—	(23,432)
Net cash used for financing activities	(277,619)	(111,763)	(25,043)

CASH AND CASH EQUIVALENTS
(Decrease) increase during the year	(99,416)	97,582	84,245
Beginning balance	421,007	323,425	239,180
Ending balance	$321,591	$421,007	$323,425

Supplemental Schedule of Cash Flow Information:
Cash paid (received) during the year for:
Interest	$195,543	$200,676	$188,587
Income taxes	$22,458	$15,930	$(29,639)
Non-cash activities:
Adjustments to goodwill related to pre-acquisition tax contingencies	$—	$—	$(18,049)

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings (deficit)	Total shareholders’ equity
BALANCE AT AUGUST 2, 2008	$10	$1,418,473	$(9,164)	$267,200	$1,676,519
Stock based compensation expense	—	5,785	—	—	5,785
Comprehensive loss:
Net loss	—	—	—	(668,046)	(668,046)
Adjustments for fluctuations in fair market value of financial instruments, net of tax of ($19,229)	—	—	(29,575)	—	(29,575)
Reclassification to earnings, net of tax of $10,287	—	—	15,822	—	15,822
Change in unfunded benefit obligations, net of tax of ($52,865)	—	—	(81,313)	—	(81,313)
Other	—	—	(357)	—	(357)
Total comprehensive loss					(763,469)
BALANCE AT AUGUST 1, 2009	10	1,424,258	(104,587)	(400,846)	918,835
Stock based compensation expense	—	10,063	—	—	10,063
Comprehensive loss:
Net loss	—	—	—	(1,838)	(1,838)
Adjustments for fluctuations in fair market value of financial instruments, net of tax of ($6,074)	—	—	(9,343)	—	(9,343)
Reclassification to earnings, net of tax of $17,925	—	—	27,570	—	27,570
Change in unfunded benefit obligations, net of tax of ($12,992)	—	—	(19,982)	—	(19,982)
Other	—	—	68	—	68
Total comprehensive loss					(3,525)
BALANCE AT JULY 31, 2010	10	1,434,321	(106,274)	(402,684)	925,373
Stock based compensation expense	—	3,943	—	—	3,943
Issuance of common stock	—	129	—	—	129
Comprehensive income:
Net income	—	—	—	31,623	31,623
Adjustments for fluctuations in fair market value of financial instruments, net of tax of ($541)	—	—	(830)	—	(830)
Reclassification to earnings, net of tax of $9,289	—	—	14,287	—	14,287
Change in unfunded benefit obligations, net of tax of ($12,857)	—	—	19,772	—	19,772
Total comprehensive income					64,852
BALANCE AT JULY 30, 2011	$10	$1,438,393	$(73,045)	$(371,061)	$994,297

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company is a luxury retailer conducting integrated store and direct-to-consumer operations principally under the Neiman Marcus and Bergdorf Goodman brand names.  We report our store operations as our Specialty Retail Stores segment and our direct-to-consumer operations as our Direct Marketing segment.

The Company is a subsidiary of Newton Holding, LLC (Holding), which is controlled by investment funds affiliated with TPG Capital (formerly Texas Pacific Group) and Warburg Pincus LLC (collectively, the Sponsors).  The Company’s operations are conducted through its wholly-owned subsidiary, The Neiman Marcus Group, Inc. (NMG).  The Sponsors acquired NMG in a leveraged transaction in October 2005 (the Acquisition).

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar.  All references to fiscal year 2011 relate to the fifty-two weeks ended July 30, 2011, all references to fiscal year 2010 relate to the fifty-two weeks ended July 31, 2010 and all references to fiscal year 2009 relate to the fifty-two weeks ended August 1, 2009.

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

At July 30, 2011 and July 31, 2010, the fair values of cash and cash equivalents, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments.  See Notes 6, 7 and 9 of the Notes to Consolidated Financial Statements for the estimated fair values of our long-term debt, derivative financial instruments and Pension Plan investments.

Derivative Financial Instruments.  In connection with the Acquisition, we entered into $2,575.0 million of floating rate debt obligations, of which $2,125.0 million was outstanding at the Acquisition date and $2,060.0 million was outstanding at July 30, 2011.  As a result, we entered into derivative financial instruments, primarily interest rate cap agreements, to hedge the variability of our cash flows related to a portion of our floating rate indebtedness.  The derivative financial instruments are included in assets or liabilities in our consolidated balance sheets and are recorded at estimated fair value at each balance sheet date.

Cash and Cash Equivalents.  Cash and cash equivalents primarily consist of cash on hand in our stores, deposits with banks and overnight investments with banks and financial institutions. Cash equivalents are stated at cost, which approximates fair value. Our cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable includes outstanding checks not yet presented for payment of $41.8 million at July 30, 2011 and $35.8 million at July 31, 2010.

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

The areas requiring significant management judgment related to the valuation of our inventories include 1) setting the original retail value for the merchandise held for sale, 2) recognizing merchandise for which the customer’s perception of value has declined and appropriately marking the retail value of the merchandise down to the perceived value and 3) estimating the shrinkage that has occurred between physical inventory counts. These judgments and estimates, coupled with the averaging processes within the retail method can, under certain circumstances, produce varying financial results. Factors that can lead to different financial results include 1) determination of original retail values for merchandise held for sale, 2) identification of declines in perceived value of inventories and processing the appropriate retail value markdowns and 3) overly optimistic or conservative estimation of shrinkage. In prior years, we have not made material changes to our estimates of shrinkage or markdown requirements on inventories held as of the end of our fiscal years.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise. These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold. The amounts of vendor allowances we receive fluctuate based on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during fiscal years 2011, 2010 or 2009. We received vendor allowances of $87.5 million, or 2.2% of revenues, in fiscal year 2011, $81.2 million, or 2.2% of revenues, in fiscal year 2010 and $107.7 million, or 3.0% of revenues, in fiscal year 2009.

We obtain certain merchandise, primarily precious jewelry, on a consignment basis in order to expand our product assortment. Consignment merchandise held by us with a cost basis of $287.7 million at July 30, 2011 and $256.2 million at July 31, 2010 is not reflected in our consolidated balance sheets.

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

Buildings and improvements are depreciated over five to 30 years while fixtures and equipment are depreciated over three to 15 years. Leasehold improvements are amortized over the shorter of the asset life or the lease term (which may include renewal periods when exercise of the renewal option is at our discretion and exercise of the renewal option is considered reasonably assured). Costs incurred for the development of internal computer software are capitalized and amortized using the straight-line method over three to ten years.

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

•                  estimated future cash flows;

•                  growth assumptions for future revenues as well as future gross margin rates, expense rates, capital expenditures and other estimates; and

•                  rates, based on our estimated weighted average cost of capital, used to discount our estimated future cash flow projections to their present value (or estimated fair value).

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

The goodwill impairment testing process is subject to inherent uncertainties and subjectivity.  The use of different assumptions, estimates or judgments in either step of the process, including with estimation of the projected future cash flows of our reporting units, the discount rate used to reduce such projected future cash flows to their net present value, and the estimation of the fair value of the reporting units’ tangible and intangible assets and liabilities, could materially increase or decrease the fair value of the reporting units’ net assets and, accordingly, could materially increase or decrease any related impairment charge.  We believe our estimates are appropriate based upon current market conditions and the best information available at the assessment date.  However, future impairment charges could be required if we do not achieve our current revenue and profitability projections or the weighted average cost of capital increases.

As more fully described in Note 4 of the Notes to Consolidated Financial Statements, we recorded significant impairment charges in fiscal year 2009 to writedown our tradenames and goodwill to estimated fair value.  No additional impairment charges were recorded in either fiscal year 2010 or fiscal year 2011.  At July 30, 2011, the estimated fair values of each of our tradenames exceeded their recorded values by over 20%.  The estimated fair values of our Bergdorf Goodman and Direct Marketing reporting units also exceeded their net carrying values by over 20% while the estimated fair value of our Neiman Marcus reporting unit exceeded its net carrying value by approximately 6%.

Leases.  We lease certain retail stores and office facilities. Stores we own are often subject to ground leases.  The terms of our real estate leases, including renewal options, range from six to 121 years.  Most leases provide for monthly fixed minimum rentals or contingent rentals based upon sales in excess of stated amounts and normally require us to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs.  For leases that contain predetermined, fixed calculations of minimum rentals, we recognize rent expense on a straight-line basis over the lease term.  We recognize contingent rent expenses when it is probable that the sales thresholds will be reached during the year.

We receive allowances from developers related to the construction of our stores.  We record these allowances as deferred real estate credits, which we recognize as a reduction of rent expense on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased asset.  We received construction allowances aggregating $10.5 million in fiscal year 2011, $14.4 million in fiscal year 2010 and $10.0 million in fiscal year 2009.

Benefit Plans.  We sponsor a noncontributory defined benefit pension plan (Pension Plan), an unfunded supplemental executive retirement plan (SERP Plan) which provides certain employees additional pension benefits and a postretirement plan providing eligible employees limited postretirement health care benefits (Postretirement Plan). In calculating our obligations and related expense, we make various assumptions and estimates, after consulting with outside actuaries and advisors.  The annual determination of expense involves calculating the estimated total benefits ultimately payable to plan participants.  We use the projected unit credit method in recognizing pension liabilities.  The Pension and SERP Plans are valued annually as of the end of each fiscal year. As of the third quarter of fiscal year 2010, benefits offered to all employees under our Pension Plan and SERP Plan have been frozen.

Significant assumptions related to the calculation of our obligations include the discount rates used to calculate the present value of benefit obligations to be paid in the future, the expected long-term rate of return on assets held by the Pension Plan and the health care cost trend rate for the Postretirement Plan, as more fully described in Note 9 of the Notes to Consolidated Financial Statements.  We review these assumptions annually based upon currently available information, including information provided by our actuaries.

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

Revenues.  Revenues include sales of merchandise and services and delivery and processing revenues related to merchandise sold. Revenues are recognized at the later of the point of sale or the delivery of goods to the customer. Revenues associated with gift cards are recognized at the time of redemption by the customer. Revenues exclude sales taxes collected from our customers.

Revenues are reduced when customers return goods previously purchased. We maintain reserves for anticipated sales returns primarily based on our historical trends related to returns by our customers. Our reserves for anticipated sales returns aggregated $28.6 million at July 30, 2011 and $25.2 million at July 31, 2010.

Buying and Occupancy Costs.  Our buying costs consist primarily of salaries and expenses incurred by our merchandising and buying operations. Occupancy costs primarily include rent, property taxes and operating costs of our retail, distribution and support facilities and exclude depreciation expense.

Selling, General and Administrative Expenses (excluding depreciation).  Selling, general and administrative expenses are comprised principally of the costs related to employee compensation and benefits in the selling and administrative support areas and advertising and marketing costs.

We receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendors’ merchandise. These allowances are netted against the related compensation expense that we incur. Amounts received from vendors related to compensation programs were $60.3 million in fiscal year 2011, $61.1 million in fiscal year 2010 and $65.8 million in fiscal year 2009.

We incur costs to advertise and promote the merchandise assortment offered by both Specialty Retail Stores and Direct Marketing. Advertising costs for print media costs and promotional materials mailed to our customers are expensed at the time of mailing to the customer. Advertising costs also include costs related to the production, printing and distribution of our print catalogs and the production of the photographic content on our websites. We amortize the costs of print catalogs during the periods we expect to generate revenues from such catalogs, generally three to six months. We expense the costs incurred to produce the photographic content on our websites, as well as website design and web marketing costs, as incurred.  Net advertising expenses were $86.6 million in fiscal year 2011, $77.4 million in fiscal year 2010 and $81.1 million in fiscal year 2009.

Consistent with industry practice, we receive advertising allowances from certain of our merchandise vendors. Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media. Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned. Advertising allowances aggregated approximately $49.3 million in fiscal year 2011, $46.2 million in fiscal year 2010 and $65.7 million in fiscal year 2009.

Preopening expenses primarily consist of payroll and related media costs incurred in connection with store openings and major renovations and are expensed when incurred.  We incurred preopening expenses of $0.8 million in fiscal year 2011, $2.7 million in fiscal year 2010 and $5.1 million in fiscal year 2009.

Income from credit card program.  Pursuant to a long-term marketing and servicing alliance with HSBC, HSBC offers credit card and non-card payment plans bearing our brands and we receive income from HSBC (Program Income) consisting of 1) ongoing payments based on net credit card sales and 2) compensation for marketing and servicing activities.  The Program Income is subject to annual adjustments, both increases and decreases, based upon the overall annual profitability and performance of the credit card portfolio.  We recognize Program Income when earned.  In the future, the Program Income may:

•                  increase or decrease based upon the level of utilization of our proprietary credit cards by our customers;

•                  increase or decrease based upon future changes to our historical credit card program in response to changes in regulatory requirements or other changes related to, among other things, the interest rates applied to unpaid balances and the assessment of late fees;

•                  decrease based upon the level of future services we provide to HSBC; and

•                  increase or decrease based upon the overall profitability and performance of the credit card portfolio.

Our original program agreement with HSBC expired in July 2010.  Effective July 2010, we amended and extended our agreement with HSBC to July 2015 (renewable thereafter for three-year terms).  We refer to the agreement with HSBC, including the extension, as the Program Agreement.

Gift Cards.  The gift cards sold to our customers have no stated expiration dates and, in some cases, are subject to actual and/or potential escheatment rights in various of the jurisdictions in which we operate.  Unredeemed gift cards aggregated $39.9 million at July 30, 2011 and $32.0 million at July 31, 2010.

Gift card breakage recognized during fiscal years 2011 and 2010 was not significant.

Loyalty Programs.  We maintain customer loyalty programs in which customers accumulate points for qualifying purchases.  Upon reaching specified levels, points are redeemed for prizes, primarily gift cards.  The estimates of the costs associated with the loyalty programs require us to make assumptions related to customer purchasing levels and redemption rates.  At the time the qualifying sales giving rise to the loyalty program points are made, we defer the portion of the revenues on the qualifying sales transactions equal to the estimated retail value of the gift cards to be redeemed upon conversion of the points to gift cards.  We record the deferral of revenues related to gift card awards under our loyalty programs as a reduction of revenues.

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

Recent Accounting Pronouncements.  In May 2011, the Financial Accounting Standards Board (FASB) issued guidance related to certain fair value measurements and disclosures, which is effective for us as of the third quarter of fiscal year 2012.  In June 2011, the FASB issued guidance to improve the presentation and prominence of comprehensive income and its components as a result of convergence with International Financial Reporting Standards, which is effective for us as of the first quarter of fiscal year 2013.  We do not expect that the implementation of the requirements of either of these standards will have a material impact on our consolidated financial statements.

NOTE 2.  PROPERTY AND EQUIPMENT, NET

The significant components of our property and equipment, net are as follows:

(in thousands)	July 30, 2011	July 31, 2010

Land, buildings and improvements	$915,997	$898,625
Fixtures and equipment	718,541	672,808
Construction in progress	52,238	19,451
	1,686,776	1,590,884
Less accumulated depreciation and amortization	813,577	685,058
Property and equipment, net	$873,199	$905,826

NOTE 3.  GOODWILL AND INTANGIBLE ASSETS, NET

The significant components of our intangible assets and goodwill, by our reportable operating segments, are as follows:

(in thousands)	Customer Lists	Favorable Lease Commitments	Tradenames	Goodwill

Specialty Retail Stores
Balance at August 1, 2009	$339,017	$411,564	$1,094,195	$959,662
Amortization	(39,499)	(17,878)	—	—
Balance at July 31, 2010	299,518	393,686	1,094,195	959,662
Amortization	(30,820)	(17,878)	—	—
Balance at July 30, 2011	$268,698	$375,808	$1,094,195	$959,662

Direct Marketing
Balance at August 1, 2009	$29,643	$—	$141,095	$303,771
Amortization	(14,772)	—	(1,110)	—
Balance at July 31, 2010	14,871	—	139,985	303,771
Amortization	(12,740)	—	(1,110)	—
Balance at July 30, 2011	$2,131	$—	$138,875	$303,771

Total at July 30, 2011	$270,829	$375,808	$1,233,070	$1,263,433

Total accumulated amortization at July 30, 2011	$305,661	$104,172	$2,775

As more fully described below in Note 4 of the Notes to Consolidated Financial Statements, we recorded significant impairment charges in fiscal year 2009 to writedown our tradenames and goodwill to estimated fair value.

NOTE 4.  IMPAIRMENT OF LONG-LIVED ASSETS

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

Total impairment charges recorded in fiscal year 2009 are as follows:

(in thousands)	Specialty Retail Stores	Direct Marketing	Total

Property and equipment	$30,348	$—	$30,348
Tradenames	311,835	31,374	343,209
Goodwill	329,709	—	329,709
	$671,892	$31,374	$703,266

NOTE 5.  ACCRUED LIABILITIES

The significant components of accrued liabilities are as follows:

(in thousands)	July 30, 2011	July 31, 2010

Accrued salaries and related liabilities	$69,352	$68,845
Amounts due customers	111,263	100,855
Self-insurance reserves	34,969	36,041
Interest payable	31,813	32,081
Sales returns reserves	28,558	25,167
Sales taxes	21,733	21,408
Other	73,201	77,059
Total	$370,889	$361,456

NOTE 6.  LONG-TERM DEBT

The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	July 30, 2011	July 31, 2010

Senior Secured Term Loan Facility	variable	$2,060,000	$1,513,383
2028 Debentures	7.125%	121,687	121,492
Senior Notes	9.0%/9.75%	—	752,445
Senior Subordinated Notes	10.375%	500,000	500,000
Total debt		2,681,687	2,887,320
Less: current portion of Senior Secured Term Loan Facility		—	(7,648)
Long-term debt		$2,681,687	$2,879,672

In the fourth quarter of fiscal year 2011, we executed the following transactions, collectively referred to as the Refinancing Transactions:

•                  Amended our Senior Secured Asset-Based Revolving Credit Facility;

•                  Amended our Senior Secured Term Loan Facility; and

•                  Repurchased or redeemed $752.4 million principal amount of our Senior Notes.

Senior Secured Asset-Based Revolving Credit Facility.  In May 2011, NMG entered into an amendment and restatement of the Asset-Based Revolving Credit Facility.  As amended, the maximum committed borrowing capacity under the Asset-Based Revolving Credit Facility is $700.0 million and the Asset-Based Revolving Credit Facility matures on May 17, 2016 (or, if earlier, the date that is 45 days prior to the scheduled maturity of NMG’s Senior Secured Term Loan Facility or Senior Subordinated Notes, or any indebtedness refinancing them, unless refinanced as of that date).  The Asset-Based Revolving Credit Facility also provides an uncommitted accordion feature that allows NMG to request the lenders to provide additional capacity in either the form of increased revolving commitments or incremental term loans, subject to a potential total maximum facility of $1,000.0 million.

Availability under the Asset-Based Revolving Credit Facility is subject to a borrowing base.  The Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice.  The borrowing base is equal to at any time the sum of (a) 90% of the net orderly liquidation value of eligible inventory, net of certain reserves, plus (b) 85% of the amounts owed by credit card processors in respect of eligible credit card accounts constituting proceeds from the sale or disposition of inventory, less certain reserves.  Excess availability provisions were revised to provide that NMG must at all times maintain excess availability of at least the greater of (a) 10% of the lesser of 1) the aggregate revolving commitments and 2) the borrowing base and (b) $50 million, but NMG is not required to maintain a fixed charge coverage ratio.

On July 30, 2011, NMG had no borrowings outstanding under this facility, $13.7 million of outstanding letters of credit and $615.8 million of unused borrowing availability.

The Asset-Based Revolving Credit Facility provides that NMG has the right at any time to request up to $300 million of additional revolving facility commitments and/or incremental term loans; provided that the aggregate amount of loan commitments under the Asset-Based Revolving Credit Facility may not exceed $1,000 million.  However, the lenders are under no obligation to provide any such additional commitments or loans, and any increase in commitments or incremental term loans will be subject to customary conditions precedent.  If NMG were to request any such additional commitments and the existing lenders or new lenders were to agree to provide such commitments, the Asset-Based Revolving Credit Facility size could be increased to up to $1,000 million, but NMG’s ability to borrow would still be limited by the amount of the borrowing base.  Incremental term loans may be exchanged by NMG for any of NMG’s existing senior subordinated notes, or the cash proceeds of any incremental term loans may be used to repurchase any of such notes and may be used for working capital and general corporate purposes.

Borrowings under the Asset-Based Revolving Credit Facility bear interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the highest of (i) a defined prime rate, (ii) the federal funds effective rate plus 1/2 of 1% or (iii) a one-month LIBOR rate plus 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. Following the amendment and restatement, the applicable margin is up to 1.25% with respect to base rate borrowings and up to 2.25% with respect to LIBOR borrowings, provided that for the first three months after the closing of the Asset-Based Revolving Credit Facility, the applicable margin is 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on the historical excess availability under the Asset-Based Revolving Credit Facility.  In addition, NMG is required to pay a commitment fee in respect of unused commitments of (a) 0.375% per annum during any applicable period in which the average revolving loan utilization is 40% or more or (b) 0.50% per annum during any applicable period in which the average revolving loan utilization is less than 40%.  NMG must also pay customary letter of credit fees and agency fees.

If at any time the aggregate amount of outstanding revolving loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Asset-Based Revolving Credit Facility exceeds the lesser of (a) the commitment amount and (b) the borrowing base (including as a result of reductions to the borrowing base that would result from certain non-ordinary course sales of inventory with a value in excess of $25 million, if applicable), NMG will be required to repay outstanding loans or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount.  In addition, at any time when incremental term loans are outstanding, if the aggregate amount outstanding under the Asset-Based Revolving Credit Facility exceeds the reported value of inventory owned by the borrowers and guarantors, NMG will be required to eliminate such excess within a limited period of time.  If the amount available under the Asset-Based Revolving Credit Facility is less than the greater of (i) 12.5% of the lesser of (A) the aggregate revolving commitments and (B) the borrowing base and (ii) $60 million, NMG will be required to repay outstanding loans and, if an event of default has occurred, cash collateralize letters of credit with the cash.  NMG would then be required to deposit daily in a collection account maintained with the agent under the Asset-Based Revolving Credit Facility.

NMG may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time without premium or penalty other than customary “breakage” costs with respect to LIBOR loans.  There is no scheduled amortization under the Asset-Based Revolving Credit Facility; the principal amount of the revolving loans outstanding thereunder will be due and payable in full on May 17, 2016, unless extended, or if earlier, the maturity date of the Senior Secured Term Loan Facility and the Senior Subordinated Notes (subject to certain exceptions).

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

Senior Secured Term Loan Facility.  In October 2005, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility.  In May 2011, NMG entered into an amendment and restatement (the TLF Amendment) of the Senior Secured Term Loan Facility.  The TLF Amendment increased the amount of borrowings to $2,060.0 million and extended the maturity of the loans to May 16, 2018.  Loans that were not extended under the TLF Amendment were refinanced.  The proceeds of the incremental borrowings under the term loan facility, along with cash on hand, were used to repurchase or redeem the $752.4 million principal amount outstanding of Senior Notes.  The TLF Amendment also provided for an uncommitted incremental facility to request lenders to provide additional term loans, upon certain conditions, including that NMG’s secured leverage ratio (as defined in the TLF Amendment) is less than or equal to 4.50 to 1.00 on a pro forma basis after giving effect to the incremental loans and the use of proceeds thereof.  At July 30, 2011, the outstanding balance under the Senior Secured Term Loan Facility was $2,060.0 million.  The principal amount of the loans outstanding is due and payable in full on May 16, 2018.

At July 30, 2011, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of 1) the prime rate of Credit Suisse AG (the administrative agent), 2) the federal funds effective rate plus 1/2 of 1.00% and 3) the adjusted one-month LIBOR rate plus 1.00% or (b) an adjusted LIBOR rate (for a period equal to the relevant interest period, and in any event, never less than 1.25%), subject to certain adjustments, in each case plus an applicable margin.  In addition to extending the maturity of a portion of the existing term loans under the Senior Secured Term Loan Facility, the TLF Amendment changed the “applicable margin” used in calculating the interest rate under the term loans.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.75% at July 30, 2011.  The applicable margin with respect to base rate borrowings is 2.50% and the applicable margin with respect to LIBOR borrowings is 3.50%.

The credit agreement governing the Senior Secured Term Loan Facility requires NMG to prepay outstanding term loans with 50% (which percentage will be reduced to 25% if NMG’s total leverage ratio is less than a specified ratio and will be reduced to 0% if NMG’s total leverage ratio is less than a specified ratio) of its annual excess cash flow (as defined in the credit agreement).  For fiscal year 2010, NMG was required to prepay $92.6 million of outstanding term loans pursuant to the annual excess cash flow requirements.  Of such amount, NMG paid $85.0 million in the fourth quarter of fiscal year 2010 and $7.6 million in the first quarter of fiscal year 2011.  We are not required to prepay any outstanding term loans pursuant to the annual excess cash flow requirements for fiscal year 2011.  NMG also must offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the proceeds of certain asset sales under certain circumstances.

NMG may voluntarily prepay outstanding loans under the Senior Secured Term Loan Facility at any time without premium or penalty other than customary “breakage” costs with respect to LIBOR loans.  There is no scheduled amortization under the Senior Secured Term Loan Facility.

All obligations under the Senior Secured Term Loan Facility are unconditionally guaranteed by the Company and each direct and indirect domestic subsidiary of NMG that guarantees the obligations of NMG under its Asset-Based Revolving Credit Facility.  Currently, NMG conducts no operations through subsidiaries that do not guarantee the Senior Secured Term Loan Facility.  All obligations under the Senior Secured Term Loan Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of the Company, NMG and the subsidiary guarantors, including:

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

The credit agreement governing the Senior Secured Term Loan Facility contains a number of negative covenants that are substantially similar to those governing the Senior Subordinated Notes and additional covenants related to the security arrangements for the Senior Secured Term Loan Facility.  The credit agreement also contains customary affirmative covenants and events of default, including a cross-default provision in respect of any other indebtedness that has an aggregate principal amount exceeding $50 million.

The fair value of the Senior Secured Term Loan Facility was approximately $2,018.8 million at July 30, 2011 and $1,426.4 million at July 31, 2010 based on prevailing market rates (Level 2).

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

The fair value of the 2028 Debentures was approximately $117.5 million at July 30, 2011 and $114.1 million at July 31, 2010 based on quoted market prices (Level 2).

Senior Notes. In May 2011, NMG repurchased and cancelled $689.2 million principal amount of the Senior Notes through a tender offer and redeemed the remaining $63.2 million principal amount of notes on June 15, 2011 (after which no Senior Notes remained outstanding).  NMG’s payments to holders of the Senior Notes in the tender offer and redemption, taken together, aggregated approximately $790 million.

Senior Subordinated Notes.  NMG has outstanding $500.0 million aggregate principal amount of 10.375% Senior Subordinated Notes under a senior subordinated indenture (Senior Subordinated Indenture).  NMG’s Senior Subordinated Notes mature on October 15, 2015.

The Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several unsecured, senior subordinated basis, by each of NMG’s wholly-owned domestic subsidiaries that guarantee NMG’s obligations under its Senior Secured Credit Facilities and by the Company.  The Senior Subordinated Notes and the guarantees thereof are NMG’s and the guarantors’ unsecured, senior subordinated obligations and rank (i) junior to all of NMG’s and the guarantors’ existing and future senior indebtedness, including any borrowings under NMG’s Senior Secured Credit Facilities, and the guarantees thereof and NMG’s 2028 Debentures; (ii) equally with any of NMG’s and the guarantors’ future senior subordinated indebtedness; and (iii) senior to any of NMG’s and the guarantors’ future subordinated indebtedness. In addition, the Senior Subordinated Notes are structurally subordinated to all existing and future liabilities, including trade payables, of NMG’s subsidiaries that are not providing guarantees.

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

The fair value of NMG’s Senior Subordinated Notes was approximately $523.8 million at July 30, 2011 and $517.5 million at July 31, 2010 based on quoted market prices (Level 2).

Maturities of Long-Term Debt.  At July 30, 2011, annual maturities of long-term debt during the next five fiscal years and thereafter are as follows (in millions):

2012	$—
2013	—
2014	—
2015	—
2016	500.0
Thereafter	2,181.7

The above table does not reflect future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

Loss on Debt Extinguishment.  In connection with the Refinancing Transactions, we incurred a loss on debt extinguishment of $70.4 million which included 1) costs of $37.9 million related to the tender for and redemption of our Senior Notes and 2) the write-off of $32.5 million of debt issuance costs related to the extinguished debt facilities.  The total loss on debt extinguishment was recorded in the fourth quarter of fiscal year 2011 as a component of interest expense.  In addition, we incurred debt issuance costs in fiscal year 2011, primarily in connection with the Refinancing Transactions, of approximately $33.9 million which are being amortized over the terms of the amended debt facilities.

Interest expense.  The significant components of interest expense are as follows:

	Fiscal year ended
(in thousands)	July 30, 2011	July 31, 2010	August 1, 2009

Senior Secured Term Loan Facility	$75,233	$83,468	$90,952
2028 Debentures	8,881	8,886	8,906
Senior Notes	53,916	68,315	66,356
Senior Subordinated Notes	51,732	51,732	52,028
Amortization of debt issue costs	14,661	18,697	17,185
Other, net	6,177	6,296	1,140
Capitalized interest	(535)	(286)	(993)
	$210,065	$237,108	$235,574
Loss on debt extinguishment	70,388	—	—
Interest expense, net	$280,453	$237,108	$235,574

NOTE 7.  DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps.  In connection with the Acquisition, we entered into $2,575.0 million of floating rate debt obligations, of which $2,125.0 million was outstanding at the Acquisition date and $2,060.0 million was outstanding at July 30, 2011.  Effective December 2005, NMG entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  As of the effective date, NMG designated the interest rate swaps as cash flow hedges.  These swap agreements hedged a portion of our contractual floating rate interest commitments through the expiration of the agreements in December 2010.

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

At each balance sheet date, the interest rate caps are recorded at estimated fair value.  The changes in the fair value of the cap are expected to be highly, but not perfectly, effective in offsetting the unpredictability in expected future cash flows on floating rate indebtedness attributable to fluctuations in LIBOR interest rates above 2.50%.  Unrealized gains and losses on the outstanding balances of the interest rate caps are designated as effective or ineffective.  The effective portion of such gains or losses are recorded as a component of accumulated other comprehensive loss while the ineffective portion of such gains or losses are recorded as a component of interest expense.  Gains and losses realized due to the expiration of applicable portions of the interest rate caps are reclassified to interest expense at the time our quarterly interest payments are made.

In August 2011, NMG entered into additional interest rate cap agreements for an aggregate notional amount of $1,000.0 million in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness once the current interest rate cap agreements expire in December 2012. The interest rate cap agreements cap LIBOR at 2.50% from December 2012 through December 2014 with respect to the $1,000.0 million notional amount of such agreements.

Fair Value.  The fair values of the interest rate swaps and interest rate caps are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (Level 2).  A summary of the recorded assets (liabilities) with respect to our derivative financial instruments included in our consolidated balance sheets is as follows:

(in thousands)	July 30, 2011	July 31, 2010

Interest rate caps (included in other long-term assets)	$76	$1,040

Interest rate swaps (included in other current liabilities)	$—	$(22,661)

Accumulated other comprehensive loss, net of taxes	$3,824	$17,281

A summary of the recorded amounts related to our interest rate caps and swaps reflected in our consolidated statements of operations are as follows:

	Fiscal year ended
(in thousands)	July 30, 2011	July 31, 2010	August 1, 2009

Realized hedging losses — included in interest expense, net	$23,755	$45,663	$29,212

Ineffective hedging losses — included in interest expense, net	$—	$854	$669

The amount of losses recorded in other comprehensive loss at July 30, 2011 that is expected to be reclassified into interest expense in the next twelve months, if interest rates remain unchanged, is approximately $3.3 million.

NOTE 8.  INCOME TAXES

The significant components of income tax expense (benefit) are as follows:

	Fiscal year ended
(in thousands)	July 30, 2011	July 31, 2010	August 1, 2009

Current:
Federal	$9,599	$31,596	$(66,168)
State	4,075	4,572	(389)
	13,674	36,168	(66,557)
Deferred:
Federal	6,166	(35,518)	(132,442)
State	(2,199)	(4,125)	(21,446)
	3,967	(39,643)	(153,888)
Income tax expense (benefit)	$17,641	$(3,475)	$(220,445)

A reconciliation of income tax expense (benefit) to the amount calculated based on the federal and state statutory rates is as follows:

	Fiscal year ended
(in thousands)	July 30, 2011	July 31, 2010	August 1, 2009

Income tax expense (benefit) at statutory rate	$17,242	$(1,860)	$(310,972)
State income taxes, net of federal income tax benefit	874	(1,666)	(23,311)
Impairment of nondeductible goodwill	—	—	115,398
Tax expense (benefit) related to tax settlements and other changes in tax liabilities	153	354	(378)
Impact of non-taxable income	(169)	(245)	(897)
Impact of non-deductible expenses	77	73	82
Other	(536)	(131)	(367)
Total	$17,641	$(3,475)	$(220,445)
Effective tax rate	35.8%	65.4%	24.8%

In fiscal year 2011, we generated net income before income taxes of approximately $49.3 million, which resulted in a recorded income tax expense of approximately $17.6 million and an effective tax rate of 35.8%.  In fiscal year 2011, our effective tax rate exceeded the statutory rate primarily due to state income taxes and settlements with taxing authorities.  In fiscal year 2010, we generated a loss before income taxes of approximately $5.3 million, which resulted in a recorded income tax benefit of approximately $3.5 million and an effective tax rate of 65.4%.  The effective tax rate for fiscal year 2010 exceeded the statutory rate primarily due to the relative significance of state taxes, non-taxable income and non-deductible expense to our pretax loss.

Significant components of our net deferred income tax asset (liability) are as follows:

(in thousands)	July 30, 2011	July 31, 2010

Deferred income tax assets:
Accruals and reserves	$21,473	$48,106
Employee benefits	119,412	141,902
Other	22,773	30,401
Total deferred tax assets	$163,658	$220,409

Deferred income tax liabilities:
Inventory	$(10,928)	$(12,094)
Depreciation and amortization	(73,181)	(76,933)
Intangible assets	(734,485)	(759,124)
Other	(8,527)	(10,150)
Total deferred tax liabilities	(827,121)	(858,301)
Net deferred income tax liability	$(663,463)	$(637,892)

Net deferred income tax asset (liability):
Current	$20,445	$30,755
Non-current	(683,908)	(668,647)
Total	$(663,463)	$(637,892)

The net deferred tax liability of $663.5 million at July 30, 2011 increased from $637.9 million at July 31, 2010.  This increase was comprised primarily of 1) $26.8 million decrease in deferred tax assets related to the decrease in our pension liability and 2) $22.1 million decrease in deferred tax assets related to deferred interest expense, offset by 3) $24.6 million decrease in deferred tax liabilities related to the amortization of certain intangible assets.  We believe it is more likely than not that we will realize the benefits of our recorded deferred tax assets.

At July 30, 2011 the gross amount of unrecognized tax benefits was $4.1 million, all of which would impact our effective tax rate, if recognized.  We classify interest and penalties as a component of income tax expense (benefit) and our liability for accrued interest and penalties was $6.2 million at July 30, 2011 and $6.3 million at July 30, 2010.  A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(in thousands)	July 30, 2011	July 31, 2010

Balance at beginning of fiscal year	$6,401	$6,605
Gross amount of decreases for prior year tax position	(373)	—
Gross amount of increases for current year tax positions	306	654
Gross amount of decreases for settlements with tax authorities	(2,209)	(406)
Gross amount of decreases for expiration of statutes of limitation	—	(452)
Balance at ending of fiscal year	$4,125	$6,401

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  During fiscal year 2011, the Internal Revenue Service (IRS) began examination of our fiscal years 2008 and 2009 federal income tax returns.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2006.  We believe our recorded tax liabilities as of July 30, 2011 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our consolidated financial statements.

NOTE 9.  EMPLOYEE BENEFIT PLANS

Description of Benefit Plans.  We currently maintain defined contribution plans consisting of a retirement savings plan (RSP) and a defined contribution supplemental executive retirement plan (Defined Contribution SERP Plan).  Prior to December 31, 2010, we maintained a 401(k) plan.  In connection with efforts to restructure our long-term benefits program, previous balances in the 401(k) plan have been transferred to the RSP.  As of January 1, 2011, employees make contributions to the RSP and we match an employee’s contribution up to a maximum of 6% of the employee’s compensation subject to statutory limitations for a potential maximum match of 75% of employee contributions.

In addition, we sponsor a defined benefit pension plan (Pension Plan) and an unfunded supplemental executive retirement plan (SERP Plan) which provides certain employees additional pension benefits.  Benefits under both plans are based on the employees’ years of service and compensation over defined periods of employment.  As of the third quarter of fiscal year 2010, benefits offered to all participants in our Pension Plan and SERP Plan have been frozen.  Retirees and active employees hired prior to March 1, 1989 are eligible for certain limited postretirement health care benefits (Postretirement Plan) if they meet certain service and minimum age requirements.  We also sponsor an unfunded key employee deferred compensation plan, which provides certain employees with additional benefits.  Our aggregate expense related to these plans was approximately $28.4 million in fiscal year 2011, $19.9 million in fiscal year 2010 and $20.0 million in fiscal year 2009.

Obligations for our employee benefit plans, included in other long-term liabilities, are as follows:

(in thousands)	July 30, 2011	July 31, 2010

Pension Plan	$98,683	$161,760
SERP Plan	99,942	96,406
Postretirement Plan	15,651	17,914
	214,276	276,080
Less: current portion	(6,035)	(5,574)
Long-term portion of benefit obligations	$208,241	$270,506

As of July 30, 2011, we have $69.2 million (net of taxes of $45.0 million) of adjustments to such obligations recorded as increases to accumulated other comprehensive loss.

Costs of Benefits.  The components of the expenses we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Fiscal year ended
(in thousands)	July 30, 2011	July 31, 2010	August 1, 2009

Pension Plan:
Service cost	$—	$5,687	$6,057
Interest cost	24,215	25,230	24,361
Expected return on plan assets	(26,210)	(26,340)	(26,048)
Net amortization of losses	2,176	752	—
Pension Plan expense	$181	$5,329	$4,370

SERP Plan:
Service cost	$—	$680	$689
Interest cost	4,919	5,399	5,312
SERP Plan expense	$4,919	$6,079	$6,001
Curtailment gain	$—	$1,479	$—

Postretirement Plan:
Service cost	$61	$72	$92
Interest cost	871	1,017	1,343
Net amortization of prior service credit	(1,556)	(686)	—
Net amortization of losses	690	358	282
Postretirement Plan expense	$66	$761	$1,717

For purposes of determining pension expense, the expected return on plan assets is calculated using the market related value of plan assets.  The market related value of plan assets does not immediately recognize realized gains and losses.  Rather, these effects of realized gains and losses are deferred initially and amortized over three years in the determination of the market related value of plan assets.  At July 30, 2011, the fair value of plan assets exceeded the market related value by $12.8 million.

Benefit Obligations.  Our obligations for the Pension Plan, SERP Plan and Postretirement Plan are valued annually as of the end of each fiscal year.  Changes in our obligations pursuant to our Pension Plan, SERP Plan and Postretirement Plan during fiscal years 2011 and 2010 are as follows:

	Pension Plan		SERP Plan		Postretirement Plan
	Fiscal years		Fiscal years		Fiscal years
(in thousands)	2011	2010	2011	2010	2011	2010
Projected benefit obligations:
Beginning of year	$476,226	$427,995	$96,406	$92,152	$17,914	$17,920
Service cost	—	5,687	—	680	61	72
Interest cost	24,215	25,230	4,919	5,399	871	1,017
Actuarial (gain) loss	(10,026)	48,041	2,153	9,206	(2,335)	3,382
Curtailment	—	(16,606)	—	(8,426)	—	—
Plan amendments	—	—	—	—	—	(3,359)
Benefits paid, net	(15,363)	(14,121)	(3,536)	(2,605)	(860)	(1,118)
End of year	$475,052	$476,226	$99,942	$96,406	$15,651	$17,914

In connection with the actions in the third quarter of fiscal year 2010 to freeze benefits offered under our Pension Plan and SERP Plan, we recognized a gain of $25.0 million. Of the aggregate gain, $23.5 million was recorded as a reduction of accumulated other comprehensive loss and $1.5 million was recorded as a curtailment gain.

A summary of expected benefit payments related to our Pension Plan, SERP Plan and Postretirement Plan is as follows:

(in thousands)	Pension Plan	SERP Plan	Postretirement Plan

Fiscal year 2012	$16,913	$5,228	$807
Fiscal year 2013	18,483	5,593	851
Fiscal year 2014	20,075	5,987	852
Fiscal year 2015	21,642	6,175	870
Fiscal year 2016	23,178	6,327	903
Fiscal years 2017-2021	135,345	35,282	5,292

Funding Policy and Status.  Our policy is to fund the Pension Plan at or above the minimum required by law.  In fiscal years 2011 and 2010, we were not required to make contributions to the Pension Plan; however, we made voluntary contributions to our Pension Plan of $30.0 million in each of fiscal years 2011 and 2010.  As of July 30, 2011, we do not believe we will be required to make contributions to the Pension Plan for fiscal year 2012.  We will continue to evaluate voluntary contributions to our Pension Plan based upon the unfunded position of the Pension Plan, our available liquidity and other factors.

The funded status of our Pension Plan, SERP Plan and Postretirement Plan is as follows:

	Pension Plan		SERP Plan		Postretirement Plan
	Fiscal years		Fiscal years		Fiscal years
(in thousands)	2011	2010	2011	2010	2011	2010

Projected benefit obligation	$475,052	$476,226	$99,942	$96,406	$15,651	$17,914
Fair value of plan assets	376,369	314,466	—	—	—	—
Accrued obligation	$(98,683)	$(161,760)	$(99,942)	$(96,406)	$(15,651)	$(17,914)

Pension Plan Assets and Investment Valuations. Assets held by our Pension Plan aggregated $376.4 million at July 30, 2011 and $314.5 million at July 31, 2010.  The Pension Plan’s investments are stated at fair value or estimated fair value, as more fully described below.  Purchases and sales of securities are recorded on the trade date.  Interest income is recorded on the accrual basis.  Dividends are recorded on the ex-dividend date.

Assets held by our Pension Plan are invested in accordance with the provisions of our approved investment policy.  The Pension Plan’s strategic asset allocation was structured to reduce volatility through diversification and enhance return to approximate the amounts and timing of the expected benefit payments.  The asset allocation for our Pension Plan at the end of fiscal years 2011 and 2010 and the target allocation for fiscal year 2012, by asset category, are as follows:

	Pension Plan
	Allocation at July 31, 2011	Allocation at July 31, 2010	2012 Target Allocation

Equity securities	59%	74%	55%
Fixed income securities	41%	26%	45%
Total	100%	100%	100%

Changes in the assets held by our Pension Plan in fiscal years 2011 and 2010 are as follows:

	Fiscal years
(in thousands)	2011	2010

Fair value of assets at beginning of year	$314,466	$271,994
Actual return on assets	47,266	26,593
Contribution	30,000	30,000
Benefits paid	(15,363)	(14,121)
Fair value of assets at end of year	$376,369	$314,466

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

Pension Plan investments in corporate debt securities, certain U.S. government securities, common/collective trusts, and certain other investments are classified as Level 2 investments within the fair value hierarchy.  Common/collective trusts are valued at net asset value based on the underlying investments of such trust as determined by the sponsor of the trust.  Common/ collective trusts can be redeemed daily.  Other Level 2 investments are valued using updated quotes from market makers or broker-dealers recognized as market participants, information from market sources integrating relative credit information, observed market movements, and sector news, all of which is applied to pricing applications and models.

Pension Plan investments in hedge funds and limited partnership interests are classified as Level 3 investments within the fair value hierarchy.  Hedge funds are valued at estimated fair value based on net asset value as determined by the respective fund manager based on the valuation of the underlying securities.  Limited partnership interests in venture capital investments are valued at estimated fair value based on net asset value as determined by the respective fund investment manager.  The hedge funds and limited partnerships allocate gains, losses and expenses to the Pension Plan as described in the agreements.

Hedge funds and limited partnership interests are redeemable at net asset value to the extent provided in the documentation governing the investments.  Redemption of these investments may be subject to restrictions including lock-up periods where no redemptions are allowed, restrictions on redemption frequency and advance notice periods for redemptions.  As of July 30, 2011 and July 31, 2010, certain of these investments are generally subject to lock-up periods, ranging from two to eleven months, certain of these investments are subject to restrictions on redemption frequency, ranging from monthly to every three years, and certain of these investments are subject to advance notice requirements, ranging from thirty-day notification to ninety-day notification.

Investment securities, in general, are exposed to various risks such as interest rate, credit and overall market volatility.  Due to the level of risk associated with certain investment securities, it is reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect the amounts reported in the statements of net assets available for benefits.  The valuation methods previously described above may produce a fair value calculation that may not be indicative of net realized value or reflective of future fair values.

The following tables sets forth by level, within the fair value hierarchy, the Pension Plan’s assets at fair value as of July 30, 2011 and July 31, 2010.

	Fiscal year 2011
(in thousands)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$816	$—	$—	$816
Equity securities:
Corporate stock	6,068	—	—	6,068
Mutual funds	11,284	—	—	11,284
Common/collective trusts	—	39,698	—	39,698
Hedge funds	—	—	141,810	141,810
Limited partnership interests	—	—	21,409	21,409
Fixed income securities:
Corporate debt securities	—	33,951	—	33,951
Mutual funds	110,795	—	—	110,795
U.S. government securities	7,038	—	—	7,038
Other	—	3,500	—	3,500
Total investments	$136,001	$77,149	$163,219	$376,369

	Fiscal year 2010
(in thousands)	Level 1	Level 2	Level 3	Total

Equity securities:
Corporate stock	$20,114	$—	$—	$20,114
Mutual funds	42,694	—	—	42,694
Common/collective trusts	—	44,686	—	44,686
Hedge funds	—	—	108,785	108,785
Limited partnership interests	—	—	15,359	15,359
Fixed income securities:
Corporate debt securities	—	30,930	—	30,930
Mutual funds	40,245	—	—	40,245
U.S. government securities	6,481	1,598	—	8,079
Other	—	3,574	—	3,574
Total investments	$109,534	$80,788	$124,144	$314,466

The table below sets forth a summary of changes in the fair value of our Pension Plan’s Level 3 investment assets for the fiscal years 2011 and 2010.

	Fiscal years
(in thousands)	2011	2010

Balance, beginning of year	$124,144	$87,448
Purchases	40,367	35,946
Sales	(21,590)	(6,610)
Realized gains	201	239
Unrealized gains relating to investments still held	20,097	7,121
Balance, end of year	$163,219	$124,144

Assumptions.  Significant assumptions related to the calculation of our obligations pursuant to our employee benefit plans include the discount rates used to calculate the present value of benefit obligations to be paid in the future, the expected long-term rate of return on assets held by our Pension Plan, the average rate of compensation increase by the Pension Plan and SERP Plan participants and the health care cost trend rate for the Postretirement Plan.  We review these assumptions annually based upon currently available information.  The assumptions we utilized in calculating the projected benefit obligations and periodic expense of our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	July 31, 2011	July 31, 2010	July 31, 2009
Pension Plan:
Discount rate	5.30%	5.20%	5.90%
Expected long-term rate of return on plan assets	7.50%	8.00%	8.00%
Rate of future compensation increase	N/A	N/A	4.50%
SERP Plan:
Discount rate	5.00%	5.20%	5.90%
Rate of future compensation increase	N/A	N/A	4.50%
Postretirement Plan:
Discount rate	5.10%	5.10%	5.80%
Initial health care cost trend rate	8.00%	8.00%	8.00%
Ultimate health care cost trend rate	8.00%	8.00%	8.00%

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

Expected long-term rate of return on plan assets.  The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested by the Pension Plan to provide for the plan’s obligations.  At July 30, 2011, we lowered the expected long-term rate of return on plan assets from 8.0% to 7.5%.  We estimate the expected average long-term rate of return on assets based on historical returns, our future asset performance expectations using currently available market and other data and the counsel of our outside actuaries and advisors.  To the extent the actual rate of return on assets realized over the course of a year is greater than the assumed rate, that year’s annual pension expense is not affected.  Rather this gain reduces future pension expense over a period of approximately 30 years.  To the extent the actual rate of return on assets is less than the assumed rate, that year’s annual pension expense is likewise not affected.  Rather this loss increases pension expense over approximately 30 years.

Rate of future compensation increase.  The assumed average rate of compensation increase is the average annual compensation increase expected over the remaining employment periods for the participating employees.  This rate is utilized principally in calculating the obligation and annual expense for Pension and SERP Plans.  As a result of the freeze of our benefits offered to all employees under our Pension Plan and SERP Plan, the rate of future compensation increase is no longer applicable to the valuation of our liabilities pursuant to these plans.

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

Significant assumptions utilized in the calculation of our projected benefit obligations as of July 30, 2011 and future expense requirements for our Pension Plan, SERP Plan and Postretirement Plan, and sensitivity analysis related to changes in these assumptions, are as follows:

			Using Sensitivity Rate
	Actual Rate	Sensitivity Rate Increase/(Decrease)	Increase in Liability (in millions)	Increase in Expense (in millions)
Pension Plan:
Discount rate	5.30%	(0.25)%	$17.8	$0.2
Expected long-term rate of return on plan assets	7.50%	(0.50)%	N/A	$1.7
SERP Plan:
Discount rate	5.00%	(0.25)%	$2.9	$—
Postretirement Plan:
Discount rate	5.10%	(0.25)%	$0.5	$—
Ultimate health care cost trend rate	8.00%	1.00%	$3.1	$0.1

NOTE 10.  STOCK-BASED COMPENSATION

The Company has approved equity-based management arrangements, which authorize equity awards to be granted to certain management employees for up to 112,992 shares of the common stock of the Company.  Options generally vest over four to five years and expire six to eight years from the date of grant.

The exercise prices of certain of our options escalate at a 10% compound rate per year (Accreting Options) until the earlier to occur of (i) exercise, (ii) a defined anniversary of the date of grant (four to five years) or (iii) the occurrence of a change of control.  However, in the event the Sponsors cause the sale of shares of the Company to an unaffiliated entity, the exercise price will cease to accrete at the time of the sale with respect to a pro rata portion of the Accreting Options.  The exercise price with respect to all other options (Fixed Price Options) is fixed at the grant date.

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

Outstanding Stock Options.  A summary of the stock option activity for fiscal year 2011 is as follows:

	Fiscal year ended July 30, 2011
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at beginning of fiscal year	70,796	$1,147
Granted	10,650	1,576
Exercised	(3,742)	361
Forfeited	(3,417)	1,165
Outstanding at end of fiscal year	74,287	$1,282	5.7
Options exercisable at end of fiscal year	46,009	$1,278	5.4

At July 30, 2011, Accreting Options were outstanding for 25,207 shares and Fixed Price Options were outstanding for 49,080 shares.  The total grant date fair value of stock options that vested during the year was $5.7 million in fiscal year 2011, $2.6 million in fiscal year 2010 and $5.3 million in fiscal year 2009.

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

We use the Black-Scholes option-pricing model to determine the fair value of our options as of the date of grant.  There were no stock option grants during fiscal year 2009.  We used the following assumptions to estimate the fair value for stock options at grant date:

	Fiscal year ended
	July 30, 2011		July 31, 2010
	Fixed Price Options	Accreting Options	Fixed Price Options	Accreting Options
Options granted	10,000	650	4,773	26,806
Weighted average exercise price	$1,576	$1,576	$1,128	$1,100
Weighted term in years	7	8	8	8
Weighted average volatility	47.6%	47.9%	53.4%	53.8%
Risk-free interest rate	1.9% - 2.5%	2.5%	3.3%	2.3% - 3.3%
Dividend yield	—	—	—	—
Weighted average fair value	$807	$720	$519	$442

Expected volatility is based on a combination of NMG’s historical volatility adjusted for our leverage and estimates of implied volatility of our peer group.

We recognize compensation expense for stock options on a straight-line basis over the vesting period.  We recognized non-cash stock compensation expense of $3.9 million in fiscal year 2011, $5.0 million in fiscal year 2010 (excluding the compensation charges recorded in connection with the Modification Transactions) and $5.8 million in fiscal year 2009, which is included in selling, general and administrative expenses.  At July 30, 2011, unearned non-cash stock-based compensation that we expect to recognize as expense through fiscal year 2015 aggregates approximately $9.8 million.

NOTE 11.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table shows the components of accumulated other comprehensive loss (amounts are recorded net of related income taxes):

(in thousands)	July 30, 2011	July 31, 2010

Unrealized loss on financial instruments	$(3,824)	$(17,281)
Unrealized loss on unfunded benefit obligations	(69,221)	(88,993)
Total accumulated other comprehensive loss	$(73,045)	$(106,274)

NOTE 12.  TRANSACTIONS WITH SPONSORS

Pursuant to a management services agreement with affiliates of the Sponsors, and in exchange for ongoing consulting and management advisory services that are provided to us by the Sponsors and their affiliates, affiliates of the Sponsors receive an aggregate annual management fee equal to the lesser of (i) 0.25% of our consolidated annual revenues or (ii) $10 million.  Affiliates of the Sponsors also receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with services provided pursuant to the agreement.  These management fees are payable quarterly in arrears.  We recorded management fees of $10.0 million during fiscal year 2011, $9.2 million during fiscal year 2010 and $9.1 million during fiscal year 2009, which are included in selling, general and administrative expenses in the consolidated statements of operations.

The management services agreement also provides that affiliates of the Sponsors may receive future fees in connection with certain future financing and acquisition or disposition transactions.  The management services agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

NOTE 13.  INCOME FROM CREDIT CARD PROGRAM

We have a marketing and servicing alliance with HSBC Bank Nevada, N.A. and HSBC Private Label Corporation (collectively referred to as HSBC).  Pursuant to the agreement with HSBC, HSBC offers proprietary credit card accounts to our customers under both the “Neiman Marcus” and “Bergdorf Goodman” brand names.  Our original program agreement with HSBC expired in July 2010.  Effective July 2010, we amended and extended our agreement with HSBC to July 2015 (renewable thereafter for three-year terms).

Under the terms of the Program Agreement, HSBC offers credit cards and non-card payment plans and bears substantially all credit risk with respect to sales transacted on the cards bearing our brands.  We receive payments from HSBC based on sales transacted on our proprietary credit cards.  Such payments are subject to annual adjustments, both increases and decreases, based upon the overall annual profitability and performance of the proprietary credit card portfolio.  In addition, we receive payments from HSBC for marketing and servicing activities we provide to HSBC.

NOTE 14.  COMMITMENTS AND CONTINGENCIES

Leases.  We lease certain property and equipment under various operating leases.  The leases provide for monthly fixed rentals and/or contingent rentals based upon sales in excess of stated amounts and normally require us to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs.  Generally, the leases have primary terms ranging from three to 99 years and include renewal options ranging from two to 80 years.

Rent expense and related occupancy costs under operating leases is as follows:

	Fiscal year ended
(in thousands)	July 30, 2011	July 31, 2010	August 1, 2009

Minimum rent	$55,800	$56,100	$55,400
Contingent rent	23,900	20,100	19,600
Other occupancy costs	14,400	15,100	15,700
Amortization of deferred real estate credits	(6,500)	(6,300)	(5,300)
Total rent expense	$87,600	$85,000	$85,400

Future minimum rental commitments, excluding renewal options, under non-cancelable leases are as follows: fiscal year 2012—$57.2 million; fiscal year 2013—$56.6 million; fiscal year 2014—$52.9 million; fiscal year 2015—$48.1 million; fiscal year 2016—$45.6 million; all fiscal years thereafter—$602.6 million.

Long-term Incentive Plan.  We have a long-term incentive plan (Long-term Incentive Plan) that provides for a cash incentive payable to certain employees upon a change of control, as defined, subject to the attainment of certain performance objectives.  Performance objectives and targets are based on cumulative EBITDA (as defined in the plan) percentages for rolling three year periods beginning in fiscal year 2006.  Earned awards for each completed performance period will be credited to a book account and will earn interest at a contractually defined annual rate until the award is paid.  Awards will be paid upon a change of control, as defined, or an initial public offering, as defined, subject to the requirement that, in each case, the internal rate of return to the Sponsors is positive.  As of July 30, 2011, the vested participant balance in the Long-Term Incentive Plan aggregated $7.3 million.

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

Other.  We had approximately $13.7 million of outstanding irrevocable letters of credit relating to purchase commitments and insurance and other liabilities at July 30, 2011.  We had approximately $3.0 million in surety bonds at July 30, 2011 relating primarily to merchandise imports and state sales tax and utility requirements.

NOTE 15.  SEGMENT REPORTING

We have identified two reportable segments: Specialty Retail Stores and Direct Marketing.  The Specialty Retail Stores segment aggregates the activities of our Neiman Marcus and Bergdorf Goodman retail stores, including Neiman Marcus Last Call stores.  The Direct Marketing segment conducts both online and print catalog operations under the Neiman Marcus, Bergdorf Goodman, Neiman Marcus Last Call and Horchow brand names.  Both the Specialty Retail Stores and Direct Marketing segments derive their revenues from the sales of high-end fashion apparel, accessories, cosmetics and fragrances from leading designers, precious and fashion jewelry and decorative home accessories.

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

The following tables set forth the information for our reportable segments:

	Fiscal year ended
(in thousands)	July 30, 2011	July 31, 2010	August 1, 2009

REVENUES
Specialty Retail Stores	$3,245,153	$3,010,804	$2,991,318
Direct Marketing	757,119	681,964	652,028
Total	$4,002,272	$3,692,768	$3,643,346

OPERATING EARNINGS (LOSS)
Specialty Retail Stores	$341,746	$272,569	$124,252
Direct Marketing	113,033	112,576	73,322
Corporate expenses	(59,496)	(58,146)	(52,067)
Other expenses (1)	(3,018)	(21,945)	(22,455)
Amortization of intangible assets and favorable lease commitments	(62,548)	(73,259)	(72,703)
Impairment charges (2)	—	—	(703,266)
Total	$329,717	$231,795	$(652,917)

CAPITAL EXPENDITURES
Specialty Retail Stores	$73,062	$43,585	$91,128
Direct Marketing	21,119	15,108	10,397
Total	$94,181	$58,693	$101,525

DEPRECIATION EXPENSE
Specialty Retail Stores	$108,192	$119,871	$128,018
Direct Marketing	17,932	14,939	16,727
Other	6,309	7,029	6,014
Total	$132,433	$141,839	$150,759

	July 30, 2011	July 31, 2010	August 1, 2009
ASSETS
Tangible assets of Specialty Retail Stores	$1,640,450	$1,640,063	$1,716,361
Tangible assets of Direct Marketing	179,792	158,547	142,123
Corporate assets:
Intangible assets related to Specialty Retail Stores	2,698,363	2,747,061	2,804,438
Intangible assets related to Direct Marketing	444,777	458,627	474,509
Other	401,387	527,984	456,521
Total	$5,364,769	$5,532,282	$5,593,952

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

The following table presents our revenues by merchandise category as a percentage of net sales:

	Years Ended
	July 30, 2011	July 31, 2010	August 1, 2009

Women’s Apparel	35%	36%	36%
Women’s Shoes, Handbags and Accessories	24%	22%	21%
Men’s Apparel and Shoes	12%	11%	12%
Designer and Precious Jewelry	11%	11%	11%
Cosmetics and Fragrances	10%	11%	11%
Home Furnishings and Décor	6%	7%	7%
Other	2%	2%	2%
	100%	100%	100%

NOTE 16.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

	July 30, 2011
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$320,865	$726	$—	$321,591
Merchandise inventories	—	747,653	91,681	—	839,334
Other current assets	—	131,179	10,637	—	141,816
Total current assets	—	1,199,697	103,044	—	1,302,741
Property and equipment, net	—	768,581	104,618	—	873,199
Goodwill	—	1,107,753	155,680	—	1,263,433
Intangible assets, net	—	318,072	1,561,635	—	1,879,707
Other assets	—	44,001	1,688	—	45,689
Investments in subsidiaries	994,297	1,819,641	—	(2,813,938)	—
Total assets	$994,297	$5,257,745	$1,926,665	$(2,813,938)	$5,364,769
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$260,626	$30,685	$—	$291,311
Accrued liabilities	—	296,255	74,634	—	370,889
Total current liabilities	—	556,881	105,319	—	662,200
Long-term liabilities:
Long-term debt	—	2,681,687	—	—	2,681,687
Deferred income taxes	—	683,908	—	—	683,908
Other long-term liabilities	—	340,972	1,705	—	342,677
Total long-term liabilities	—	3,706,567	1,705	—	3,708,272
Total shareholders’ equity	994,297	994,297	1,819,641	(2,813,938)	994,297
Total liabilities and shareholders’ equity	$994,297	$5,257,745	$1,926,665	$(2,813,938)	$5,364,769

	July 31, 2010
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$420,163	$844	$—	$421,007
Merchandise inventories	—	703,448	87,068	—	790,516
Other current assets	—	136,690	11,909	—	148,599
Total current assets	—	1,260,301	99,821	—	1,360,122
Property and equipment, net	—	795,916	109,910	—	905,826
Goodwill	—	1,107,753	155,680	—	1,263,433
Intangible assets, net	—	367,722	1,574,533	—	1,942,255
Other assets	—	58,875	1,771	—	60,646
Investments in subsidiaries	925,373	1,846,159	—	(2,771,532)	—
Total assets	$925,373	$5,436,726	$1,941,715	$(2,771,532)	$5,532,282
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$239,362	$31,416	$—	$270,778
Accrued liabilities	—	298,840	62,616	—	361,456
Other current liabilities	—	30,309	—	—	30,309
Total current liabilities	—	568,511	94,032	—	662,543
Long-term liabilities:
Long-term debt	—	2,879,672	—	—	2,879,672
Deferred income taxes	—	668,647	—	—	668,647
Other long-term liabilities	—	394,523	1,524	—	396,047
Total long-term liabilities	—	3,942,842	1,524	—	3,944,366
Total shareholders’ equity	925,373	925,373	1,846,159	(2,771,532)	925,373
Total liabilities and shareholders’ equity	$925,373	$5,436,726	$1,941,715	$(2,771,532)	$5,532,282

	Fiscal year ended July 30, 2011
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$3,309,567	$692,705	$—	$4,002,272
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,148,704	440,715	—	2,589,419
Selling, general and administrative expenses (excluding depreciation)	—	812,542	121,635	—	934,177
Income from credit card program	—	(42,622)	(3,400)	—	(46,022)
Depreciation expense	—	118,328	14,105	—	132,433
Amortization of intangible assets and favorable lease commitments	—	49,649	12,899	—	62,548
Operating earnings	—	222,966	106,751	—	329,717
Interest expense, net	—	280,448	5	—	280,453
Intercompany royalty charges (income)	—	194,556	(194,556)	—	—
Equity in (earnings) loss of subsidiaries	(31,623)	(301,302)	—	332,925	—
Earnings (loss) before income taxes	31,623	49,264	301,302	(332,925)	49,264
Income tax expense	—	17,641	—	—	17,641
Net earnings (loss)	$31,623	$31,623	$301,302	$(332,925)	$31,623

	Fiscal year ended July 31, 2010
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$3,068,503	$624,265	$—	$3,692,768
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,022,268	397,277	—	2,419,545
Selling, general and administrative expenses (excluding depreciation)	—	772,353	113,053	—	885,406
Income from credit card program	—	(54,400)	(4,676)	—	(59,076)
Depreciation expense	—	125,955	15,884	—	141,839
Amortization of intangible assets and favorable lease commitments	—	60,359	12,900	—	73,259
Operating earnings	—	141,968	89,827	—	231,795
Interest expense, net	—	237,105	3	—	237,108
Intercompany royalty charges (income)	—	182,910	(182,910)	—	—
Equity in loss (earnings) of subsidiaries	1,838	(272,734)	—	270,896	—
(Loss) earnings before income taxes	(1,838)	(5,313)	272,734	(270,896)	(5,313)
Income tax benefit	—	(3,475)	—	—	(3,475)
Net (loss) earnings	$(1,838)	$(1,838)	$272,734	$(270,896)	$(1,838)

	Fiscal year ended August 1, 2009
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$3,067,882	$575,464	$—	$3,643,346
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,132,190	404,574	—	2,536,764
Selling, general and administrative expenses (excluding depreciation)	—	772,882	109,855	—	882,737
Income from credit card program	—	(45,272)	(4,694)	—	(49,966)
Depreciation expense	—	133,604	17,155	—	150,759
Amortization of intangible assets and favorable lease commitments	—	60,359	12,344	—	72,703
Impairment charges	—	307,989	395,277		703,266
Operating loss	—	(293,870)	(359,047)	—	(652,917)
Interest expense, net	—	235,567	7	—	235,574
Intercompany royalty charges (income)	—	195,079	(195,079)	—	—
Equity in loss (earnings) of subsidiaries	668,046	163,975	—	(832,021)	—
(Loss) earnings before income taxes	(668,046)	(888,491)	(163,975)	832,021	(888,491)
Income tax benefit	—	(220,445)	—	—	(220,445)
Net (loss) earnings	$(668,046)	$(668,046)	$(163,975)	$832,021	$(668,046)

	Fiscal year ended July 30, 2011
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$31,623	$31,623	$301,302	$(332,925)	$31,623
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	182,638	27,004	—	209,642
Loss on debt extinguishment	—	70,388	—	—	70,388
Deferred income taxes	—	3,967	—	—	3,967
Other	—	6,819	263	—	7,082
Intercompany royalty income payable (receivable)	—	194,556	(194,556)	—	—
Equity in (earnings) loss of subsidiaries	(31,623)	(301,302)	—	332,925	—
Changes in operating assets and liabilities, net	—	75,471	(125,789)	—	(50,318)
Net cash provided by operating activities	—	264,160	8,224	—	272,384
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(85,839)	(8,342)	—	(94,181)
Net cash used for investing activities	—	(85,839)	(8,342)	—	(94,181)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under senior secured term loan facility	—	554,265	—	—	554,265
Repayment of borrowings under senior notes	—	(790,289)	—	—	(790,289)
Repayment of borrowings	—	(7,648)	—	—	(7,648)
Debt issuance costs paid	—	(33,947)	—	—	(33,947)
Net cash used for financing activities	—	(277,619)	—	—	(277,619)
CASH AND CASH EQUIVALENTS
Decrease during the period	—	(99,298)	(118)	—	(99,416)
Beginning balance	—	420,163	844	—	421,007
Ending balance	$—	$320,865	$726	$—	$321,591

	Fiscal year ended July 31, 2010
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net (loss) earnings	$(1,838)	$(1,838)	$272,734	$(270,896)	$(1,838)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expense	—	205,011	28,784	—	233,795
Paid-in-kind interest	—	14,362	—	—	14,362
Deferred income taxes	—	(39,643)	—	—	(39,643)
Other	—	6,973	187	—	7,160
Intercompany royalty income payable (receivable)	—	182,910	(182,910)	—	—
Equity in loss (earnings) of subsidiaries	1,838	(272,734)	—	270,896	—
Changes in operating assets and liabilities, net	—	169,410	(115,208)	—	54,202
Net cash provided by operating activities	—	264,451	3,587	—	268,038
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(55,291)	(3,402)	—	(58,693)
Net cash used for investing activities	—	(55,291)	(3,402)	—	(58,693)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(111,763)	—	—	(111,763)
Net cash used for financing activities	—	(111,763)	—	—	(111,763)
CASH AND CASH EQUIVALENTS
Increase during the period	—	97,397	185	—	97,582
Beginning balance	—	322,766	659	—	323,425
Ending balance	$—	$420,163	$844	$—	$421,007

	Fiscal year ended August 1, 2009
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net (loss) earnings	$(668,046)	$(668,046)	$(163,975)	$832,021	$(668,046)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expense	—	211,146	29,499	—	240,645
Deferred income taxes	—	(153,888)	—	—	(153,888)
Impairment charges	—	307,989	395,277	—	703,266
Paid-in-kind interest	—	38,082	—	—	38,082
Other	—	10,208	(23)	—	10,185
Intercompany royalty income payable (receivable)	—	195,079	(195,079)	—	—
Equity in loss (earnings) of subsidiaries	668,046	163,975	—	(832,021)	—
Changes in operating assets and liabilities, net	—	102,055	(61,486)	—	40,569
Net cash provided by operating activities	—	206,600	4,213	—	210,813
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(96,995)	(4,530)	—	(101,525)
Net cash used for investing activities	—	(96,995)	(4,530)	—	(101,525)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(1,611)	—	—	(1,611)
Debt issuance costs paid	—	(23,432)	—	—	(23,432)
Net cash used for financing activities	—	(25,043)	—	—	(25,043)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	84,562	(317)	—	84,245
Beginning balance	—	238,204	976	—	239,180
Ending balance	$—	$322,766	$659	$—	$323,425

NOTE 17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Fiscal year 2011
(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$927.2	$1,171.6	$983.8	$919.7	$4,002.3
Gross profit (1)	$364.6	$377.9	$390.3	$280.1	$1,412.9
Net earnings (loss) (2)	$25.7	$21.0	$46.2	$(61.3)	$31.6

	Fiscal year 2010

Revenues	$868.9	$1,102.4	$895.2	$826.3	$3,692.8
Gross profit (1)	$334.7	$340.9	$341.9	$255.8	$1,273.3
Net earnings (loss)	$8.5	$4.0	$18.5	$(32.8)	$(1.8)

(1)          Gross profit includes revenues less cost of goods sold including buying and occupancy costs (excluding depreciation).

(2)          For fiscal year 2011, net earnings (loss) include a $70.4 million pretax charge related to a loss on debt extinguishment recorded in the fourth quarter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEIMAN MARCUS, INC.

By:	/S/ NELSON A. BANGS
Nelson A. Bangs
Senior Vice President and General Counsel

Dated: September 20, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KAREN W. KATZ	President and	September 20, 2011
Karen W. Katz	Chief Executive Officer, Director

/s/ JAMES E. SKINNER	Executive Vice President, Chief Operating
James E. Skinner	Officer and Chief Financial Officer	September 20, 2011
(principal financial officer)

/s/ T. DALE STAPLETON	Senior Vice President and
T. Dale Stapleton	Chief Accounting Officer	September 20, 2011
(principal accounting officer)

/s/ DAVID A. BARR	Director	September 20, 2011
David A. Barr

/s/ JONATHAN COSLET	Director	September 20, 2011
Jonathan Coslet

/s/ JAMES G. COULTER	Director	September 20, 2011
James G. Coulter

/s/ JOHN G. DANHAKL	Director	September 20, 2011
John G. Danhakl

/s/ SIDNEY LAPIDUS	Director	September 20, 2011
Sidney Lapidus

/s/ KEWSONG LEE	Director	September 20, 2011
Kewsong Lee

/s/ SUSAN C. SCHNABEL	Director	September 20, 2011
Susan C. Schnabel

/s/ BURTON M. TANSKY	Director	September 20, 2011
Burton M. Tansky

/s/ CARRIE WHEELER	Director	September 20, 2011
Carrie Wheeler

SCHEDULE II

Neiman Marcus, Inc.

Valuation and Qualifying Accounts and Reserves

(in thousands)

Three years ended July 30, 2011

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning of	Costs and	Other			End of
Description	Period	Expenses	Accounts	Deductions		Period
Reserve for estimated sales returns
Year ended July 30, 2011	$25,167	$590,143	$—	$(586,752	)(A)	$28,558

Year ended July 31, 2010	$22,874	$523,025	$—	$(520,732	)(A)	$25,167

Year ended August 1, 2009	$36,176	$473,606	$—	$(486,908	)(A)	$22,874

Reserves for self-insurance
Year ended July 30, 2011	$36,041	$60,971	$—	$(62,043	)(B)	$34,969

Year ended July 31, 2010	$35,510	$63,391	$—	$(62,860	)(B)	$36,041

Year ended August 1, 2009	$44,132	$61,597	$—	$(70,219	)(B)	$35,510

(A)                              Gross margin on actual sales returns, net of commissions.

(B)                                Claims and expenses paid, net of employee contributions.