Form 10-Q
period 2011-10-29
Neiman Marcus, Inc.
filed 2011-12-07
CIK 1358651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 29, 2011

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

There were 1,016,803 shares of the registrant’s common stock, par value $0.01 per share, outstanding at November 29, 2011.

NEIMAN MARCUS, INC.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except shares)	October 29, 2011	July 30, 2011	October 30, 2010

ASSETS
Current assets:
Cash and cash equivalents	$289,590	$321,591	$375,856
Merchandise inventories	1,024,643	839,334	945,902
Deferred income taxes	20,445	20,445	26,437
Other current assets	87,387	121,371	76,324
Total current assets	1,422,065	1,302,741	1,424,519

Property and equipment, net	877,127	873,199	892,628
Goodwill	1,263,433	1,263,433	1,263,433
Intangible assets, net	1,865,578	1,879,707	1,924,937
Other assets	46,668	45,689	55,041
Total assets	$5,474,871	$5,364,769	$5,560,558

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$310,287	$291,311	$273,319
Accrued liabilities	422,380	370,889	375,612
Other current liabilities	—	—	11,664
Total current liabilities	732,667	662,200	660,595

Long-term liabilities:
Long-term debt	2,681,736	2,681,687	2,879,721
Deferred income taxes	673,082	683,908	663,568
Deferred real estate credits	98,717	99,991	99,213
Other long-term liabilities	245,135	242,686	293,618
Total long-term liabilities	3,698,670	3,708,272	3,936,120

Common stock (par value $0.01 per share, 5,000,000 shares authorized and 1,016,803 shares issued and outstanding at October 29, 2011 and 1,014,915 shares issued and outstanding at July 30, 2011 and October 30, 2010)	10	10	10
Additional paid-in capital	1,439,656	1,438,393	1,435,370
Accumulated other comprehensive loss	(73,487)	(73,045)	(94,594)
Accumulated deficit	(322,645)	(371,061)	(376,943)
Total shareholders’ equity	1,043,534	994,297	963,843
Total liabilities and shareholders’ equity	$5,474,871	$5,364,769	$5,560,558

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Thirteen weeks ended
(in thousands)	October 29, 2011	October 30, 2010

Revenues	$1,003,140	$927,248
Cost of goods sold including buying and occupancy costs (excluding depreciation)	607,681	562,658
Selling, general and administrative expenses (excluding depreciation)	239,797	222,988
Income from credit card program	(12,665)	(9,293)
Depreciation expense	31,427	33,722
Amortization of intangible assets	9,660	12,849
Amortization of favorable lease commitments	4,469	4,469

Operating earnings	122,771	99,855

Interest expense, net	43,094	58,430

Earnings before income taxes	79,677	41,425

Income tax expense	31,261	15,684

Net earnings	$48,416	$25,741

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Thirteen weeks ended
(in thousands)	October 29, 2011	October 30, 2010

CASH FLOWS - OPERATING ACTIVITIES
Net earnings	$48,416	$25,741
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation and amortization expense	47,664	55,714
Deferred income taxes	(10,539)	(8,353)
Other	(3,093)	1,866
	82,448	74,968
Changes in operating assets and liabilities:
Merchandise inventories	(185,309)	(155,386)
Other current assets	33,984	41,520
Other assets	—	(21)
Accounts payable and accrued liabilities	69,889	15,077
Deferred real estate credits	415	4,750
Net cash provided by (used for) operating activities	1,427	(19,092)

CASH FLOWS — INVESTING ACTIVITIES
Capital expenditures	(33,226)	(18,411)
Net cash used for investing activities	(33,226)	(18,411)

CASH FLOWS — FINANCING ACTIVITIES
Repayment of borrowings	—	(7,648)
Debt issuance costs paid	(202)	—
Net cash used for financing activities	(202)	(7,648)

CASH AND CASH EQUIVALENTS
Decrease during the period	(32,001)	(45,151)
Beginning balance	321,591	421,007
Ending balance	$289,590	$375,856

Supplemental Schedule of Cash Flow Information
Cash paid (received) during the period for:
Interest	$51,827	$64,247
Income taxes	$(22,902)	$(1,935)

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.              Basis of Presentation

Neiman Marcus, Inc. (the Company) is a luxury retailer conducting integrated store and direct-to-consumer operations principally under the Neiman Marcus and Bergdorf Goodman brand names.  References to “we,” “our” and “us” are used to refer to the Company or to the Company and its subsidiaries, as appropriate to the context.  We report our store operations as our Specialty Retail Stores segment and our direct-to-consumer operations as our Direct Marketing segment.

We have prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 30, 2011.

In our opinion, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the applicable interim periods.

The specialty retail industry is seasonal in nature, with a higher level of sales typically generated in the fall and holiday selling seasons.  Due to seasonal and other factors, the results of operations for the first quarter of fiscal year 2012 are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

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

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar.  All references to the first quarter of fiscal year 2012 relate to the thirteen weeks ended October 29, 2011.  All references to the first quarter of fiscal year 2011 relate to the thirteen weeks ended October 30, 2010.

A detailed description of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended July 30, 2011.

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

We believe the following critical accounting policies, among others, encompass the more significant judgments and estimates used in the preparation of our unaudited Condensed Consolidated Financial Statements:

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

At October 29, 2011, July 30, 2011 and October 30, 2010, the fair values of cash and cash equivalents, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments.  See Notes 3 and 4 of the Notes to Condensed Consolidated Financial Statements for the estimated fair values of our long-term debt and derivative financial instruments.

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

In September 2011, the FASB issued guidance to reduce the complexity and costs associated with interim and annual goodwill impairment tests, by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit.  This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which is effective for us as of the first quarter of fiscal year 2013.  We do not expect that the implementation of this standard will have a material impact on our Consolidated Financial Statements.

2.              Goodwill and Intangible Assets, Net

(in thousands)	October 29, 2011	July 30, 2011	October 30, 2010

Goodwill	$1,263,433	$1,263,433	$1,263,433

Tradenames	$1,232,792	$1,233,070	$1,233,902
Customer lists, net	261,447	270,829	301,818
Favorable lease commitments, net	371,339	375,808	389,217
Intangible assets, net	$1,865,578	$1,879,707	$1,924,937

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

2013	$47,436
2014	46,881
2015	46,615
2016	45,867
2017	44,576

3.              Long-term Debt

The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	October 29, 2011	July 30, 2011	October 30, 2010

Senior Secured Term Loan Facility	variable	$2,060,000	$2,060,000	$1,505,735
2028 Debentures	7.125%	121,736	121,687	121,541
Senior Notes	9.0%/9.75%	—	—	752,445
Senior Subordinated Notes	10.375%	500,000	500,000	500,000
Long-term debt		$2,681,736	$2,681,687	$2,879,721

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

On October 29, 2011, NMG had no borrowings outstanding under this facility, $3.5 million of outstanding letters of credit and $626.5 million of unused borrowing availability.

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

The facility contains a number of restrictive covenants including covenants limiting dividends and other restricted payments, investments, loans, advances and acquisitions, and prepayments or redemptions of other indebtedness.  These covenants permit such restricted actions in an unlimited amount, subject to the satisfaction of certain payment conditions, principally that NMG must have pro forma excess availability under the Asset-Based Revolving Credit Facility equal to at least 15% of the lesser of (a) the revolving commitments under the facility and (b) the borrowing base, and NMG’s delivering projections demonstrating that projected excess availability for the next six months will be equal to such thresholds and that NMG has a pro forma ratio of consolidated EBITDA to consolidated Fixed Charges (as such terms are defined in the credit agreement) of at least 1.0 to 1.0 (or 1.1 to 1.0 for dividends or other distributions with respect to any equity interests in NMG, its parent or any subsidiary).  The Asset-Based Revolving Credit Facility also contains customary affirmative covenants and events of default, including a cross-default provision in respect of any other indebtedness that has an aggregate principal amount exceeding $50 million.

For a more detailed description of the Asset-Based Revolving Credit Facility, refer to Note 6 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 30, 2011.

Senior Secured Term Loan Facility.  In October 2005, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility.  In May 2011, NMG entered into an amendment and restatement (the TLF Amendment) of the Senior Secured Term Loan Facility.  The TLF Amendment increased the amount of borrowings to $2,060.0 million and extended the maturity of the loans to May 16, 2018.  Loans that were not extended under the TLF Amendment were refinanced.  The proceeds of the incremental borrowings under the term loan facility, along with cash on hand, were used to repurchase or redeem the $752.4 million principal amount outstanding of Senior Notes.  The TLF Amendment also provided for an uncommitted incremental facility to request lenders to provide additional term loans, upon certain conditions, including that NMG’s secured leverage ratio (as defined in the TLF Amendment) is less than or equal to 4.50 to 1.00 on a pro forma basis after giving effect to the incremental loans and the use of proceeds thereof.  At October 29, 2011, the outstanding balance under the Senior Secured Term Loan Facility was $2,060.0 million.  The principal amount of the loans outstanding is due and payable in full on May 16, 2018.

At October 29, 2011, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of 1) the prime rate of Credit Suisse AG (the administrative agent), 2) the federal funds effective rate plus 1/2 of 1.00% and 3) the adjusted one-month LIBOR rate plus 1.00% or (b) an adjusted LIBOR rate (for a period equal to the relevant interest period, and in any event, never less than 1.25%), subject to certain adjustments, in each case plus an applicable margin.  In addition to extending the maturity of a portion of the existing term loans under the Senior Secured Term Loan Facility, the TLF Amendment changed the “applicable margin” used in calculating the interest rate under the term loans.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.75% at October 29, 2011.  The applicable margin with respect to base rate borrowings is 2.50% and the applicable margin with respect to LIBOR borrowings is 3.50%.

The credit agreement governing the Senior Secured Term Loan Facility requires NMG to prepay outstanding term loans with 50% (which percentage will be reduced to 25% if NMG’s total leverage ratio is less than a specified ratio and will be reduced to 0% if NMG’s total leverage ratio is less than a specified ratio) of its annual excess cash flow (as defined in the credit agreement).  For fiscal year 2010, NMG was required to prepay $92.6 million of outstanding term loans pursuant to the annual excess cash flow requirements.  Of such amount, NMG paid $85.0 million in the fourth quarter of fiscal year 2010 and $7.6 million in the first quarter of fiscal year 2011.  We were not required to prepay any outstanding term loans pursuant to the annual excess cash flow requirements for fiscal year 2011.  NMG also must offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the proceeds of certain asset sales under certain circumstances.

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

For a more detailed description of the Senior Secured Term Loan Facility, refer to Note 6 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 30, 2011.

The fair value of the Senior Secured Term Loan Facility was approximately $2,008.5 million at October 29, 2011, $2,018.8 million at July 30, 2011 and $1,464.3 million at October 30, 2010 based on prevailing market rates (Level 2).

2028 Debentures.  NMG has outstanding $125.0 million aggregate principal amount of its 7.125% 2028 Debentures.  NMG equally and ratably secures its 2028 Debentures by a first lien security interest on certain collateral subject to liens granted under NMG’s Senior Secured Credit Facilities.  The 2028 Debentures are guaranteed on an unsecured, senior basis by the Company.  The guarantee by the Company is full and unconditional and joint and several.  Currently, the Company’s non-guarantor subsidiaries consist principally of Bergdorf Goodman, Inc. through which NMG conducts the operations of its Bergdorf Goodman stores and NM Nevada Trust which holds legal title to certain real property and intangible assets used by NMG in conducting its operations.  The 2028 Debentures include certain restrictive covenants and a cross-acceleration provision in respect of any other indebtedness that has an aggregate principal amount exceeding $15 million.  NMG’s 2028 Debentures mature on June 1, 2028.

For a more detailed description of the 2028 Debentures, refer to Note 6 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 30, 2011.

The fair value of the 2028 Debentures was approximately $115.0 million at October 29, 2011, $117.5 million at July 30, 2011 and $118.1 million at October 30, 2010 based on quoted market prices (Level 2).

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

For a more detailed description of the Senior Subordinated Notes, refer to Note 6 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 30, 2011.

The fair value of the Senior Subordinated Notes was approximately $518.2 million at October 29, 2011, $523.8 million at July 30, 2011 and $527.5 million at October 30, 2010 based on quoted market prices (Level 2).

Maturities of Long-Term Debt.  At October 29, 2011, annual maturities of long-term debt during the next five fiscal years and thereafter are as follows (in millions):

2013	$—
2014	—
2015	—
2016	500.0
2017	—
Thereafter	2,181.7

The above table does not reflect future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

Interest Expense.  The significant components of interest expense are as follows:

	Thirteen weeks ended
(in thousands)	October 29, 2011	October 30, 2010

Senior Secured Term Loan Facility	$24,734	$20,566
2028 Debentures	2,226	2,226
Senior Notes	—	16,744
Senior Subordinated Notes	12,968	12,826
Amortization of debt issue costs	2,108	4,674
Other, net	1,369	1,436
Capitalized interest	(311)	(42)
Interest expense, net	$43,094	$58,430

4.              Derivative Financial Instruments

In connection with the Acquisition, we entered into $2,575.0 million of floating rate debt obligations, of which $2,125.0 million was outstanding at the Acquisition date and $2,060.0 million was outstanding at October 29, 2011.

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

Effective August 2011, NMG entered into additional interest rate cap agreements (at a cost of $5.8 million) for an aggregate notional amount of $1,000.0 million in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness once the current interest rate cap agreements expire in December 2012.  The interest rate cap agreements cap LIBOR at 2.50% from December 2012 through December 2014 with respect to the $1,000.0 million notional amount of such agreements.

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

Fair Value.  The fair values of the interest rate swaps and interest rate caps are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (Level 2).  A summary of the recorded assets (liabilities) with respect to our derivative financial instruments included in our Condensed Consolidated Balance Sheets is as follows:

(in thousands)	October 29, 2011	July 30, 2011	October 30, 2010

Interest rate caps (included in other long-term assets)	$3,279	$76	$394

Interest rate swaps (included in other current liabilities)	$—	$—	$(11,664)

Accumulated other comprehensive loss, net of taxes	$5,110	$3,824	$11,028

A summary of the recorded amounts related to our interest rate caps and swaps reflected in our Condensed Consolidated Statements of Operations is as follows:

	Thirteen weeks ended
(in thousands)	October 29, 2011	October 30, 2010

Realized hedging losses — included in interest expense, net	$502	$11,574

Ineffective hedging (gains) — included in interest expense, net	$—	$(36)

The amount of losses recorded in other comprehensive loss at October 29, 2011 that is expected to be reclassified into interest expense in the next twelve months, if interest rates remain unchanged, is approximately $4.2 million.

5.              Income Taxes

Our effective income tax rate for the first quarter of fiscal year 2012 was 39.2% compared to 37.9% for the first quarter of fiscal year 2011.  Our effective income tax rate for the first quarter of fiscal year 2012 and the prior fiscal year period exceeded the statutory rate primarily due to state income taxes and anticipated settlements with taxing authorities.

At October 29, 2011, the gross amount of unrecognized tax benefits was $4.2 million, all of which would impact our effective tax rate, if recognized.  We classify interest and penalties as a component of income tax expense and our liability for accrued interest and penalties was $7.2 million at October 29, 2011, $6.2 million at July 30, 2011 and $6.5 million at October 30, 2010.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  The Internal Revenue Service (IRS) began an examination of our fiscal year 2008 federal income tax return in the second quarter of fiscal year 2011 and began an examination of our fiscal year 2009 federal income tax return in the third quarter of fiscal year 2011.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2006.  We believe our recorded tax liabilities as of October 29, 2011 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

6.              Employee Benefit Plans

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

Obligations for our employee benefit plans, included in other long-term liabilities, are as follows:

(in thousands)	October 29, 2011	July 30, 2011	October 30, 2010

Pension Plan	$98,509	$98,683	$153,064
SERP Plan	98,952	99,942	97,155
Postretirement Plan	15,417	15,651	17,291
	212,878	214,276	267,510
Less: current portion	(5,599)	(6,035)	(5,568)
Long-term portion of benefit obligations	$207,279	$208,241	$261,942

As of October 29, 2011, we have $68.4 million (net of taxes of $44.4 million) of adjustments to our benefit obligations recorded as increases to accumulated other comprehensive loss.

Costs of Benefits.  The components of the expenses we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Thirteen weeks ended
(in thousands)	October 29, 2011	October 30, 2010
Pension Plan:
Interest cost	$6,190	$6,054
Expected return on plan assets	(6,774)	(6,553)
Net amortization of losses	654	544
Pension Plan expense	$70	$45

SERP Plan:
Interest cost	$1,204	$1,230
SERP Plan expense	$1,204	$1,230

Postretirement Plan:
Service cost	$9	$15
Interest cost	195	218
Net amortization of prior service cost	(389)	(389)
Net amortization of losses	106	173
Postretirement Plan (income) expense	$(79)	$17

Funding Policy and Plan Status.  Our policy is to fund the Pension Plan at or above the minimum required by law.  In fiscal year 2011, we were not required to make contributions to the Pension Plan; however, we made a voluntary contribution to our Pension Plan of $30.0 million in the third quarter of fiscal year 2011.  As of October 29, 2011, we do not believe we will be required to make contributions to the Pension Plan for fiscal year 2012.  We will continue to evaluate voluntary contributions to our Pension Plan based upon the unfunded position of the Pension Plan, our available liquidity and other factors.

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

During the first quarter of fiscal year 2012, we granted 16,740 Fixed Price Options with a weighted average grant date fair value of $940 per option and we granted 9,016 Accreting Options with a weighted average grant date fair value of $712 per option.  During the first quarter of fiscal year 2011, we granted 8,700 Fixed Price Options with a weighted average grant date fair value of $798 per option.

During the first quarter of fiscal year 2012, 3,541 Fixed Price Options were exercised with a weighted average exercise price of $357 per option and 247 Accreting Options were exercised with a weighted average exercise price of $1,100 per option.  In the first quarter of fiscal year 2011, 3,742 Fixed Price Options were exercised with a weighted average exercise price of $361 per option.

We recognize compensation expense for stock options on a straight-line basis over the vesting period.  We recognized non-cash stock compensation expense of $1.1 million in the first quarter of fiscal year 2012 and $1.1 million in the first quarter of fiscal year 2011, which is included in selling, general and administrative expenses.

8.              Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss, net of taxes:

(in thousands)	October 29, 2011	July 30, 2011	October 30, 2010

Unrealized loss on financial instruments	$(5,110)	$(3,824)	$(11,028)
Unrealized loss on unfunded benefit obligations	(68,377)	(69,221)	(83,566)
Total accumulated other comprehensive loss	$(73,487)	$(73,045)	$(94,594)

The components of other comprehensive income are:

	Thirteen weeks ended
(in thousands)	October 29, 2011	October 30, 2010
Net earnings from Condensed Consolidated Statements of Operations	$48,416	$25,741
Change in unrealized loss on financial instruments	(1,286)	6,253
Change in unfunded benefit obligations	844	5,427
Total comprehensive income for the period	$47,974	$37,421

9.              Transactions with Sponsors

Pursuant to a management services agreement with affiliates of the Sponsors, and in exchange for ongoing consulting and management advisory services that are provided to us by the Sponsors and their affiliates, affiliates of the Sponsors receive an aggregate annual management fee equal to the lesser of (i) 0.25% of our consolidated annual revenues or (ii) $10 million.  Affiliates of the Sponsors also receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with services provided pursuant to the agreement.  These management fees are payable quarterly in arrears.  We recorded management fees of $2.5 million during the first quarter of fiscal year 2012 and $2.3 million during the first quarter of fiscal year 2011, which are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

In August 2011, Capital One Financial Corporation (Capital One) entered into a purchase and assumption agreement with HSBC to purchase HSBC’s credit card and private label credit card business in the U.S., which transaction had not been completed as of October 29, 2011.  Our agreement with HSBC includes a change of control provision that would permit us to terminate or renegotiate our agreement with any assignee of HSBC’s interest.  At this time, we are unable to evaluate the impact of such a transaction, if any, on the Company.

11.       Commitments and Contingencies

Long-term Incentive Plan.  We have a long-term incentive plan (Long-term Incentive Plan) that provides for a cash incentive payable to certain employees upon a change of control, as defined, subject to the attainment of certain performance objectives.  Performance objectives and targets are based on cumulative EBITDA (as defined in the plan) percentages for rolling three year periods beginning in fiscal year 2006.  Earned awards for each completed performance period will be credited to a book account and will earn interest at a contractually defined annual rate until the award is paid.  Awards will be paid upon a change of control, as defined, or an initial public offering, as defined, subject to the requirement that, in each case, the internal rate of return to the Sponsors is positive.  As of October 29, 2011, the vested participant balance in the Long-Term Incentive Plan aggregated $7.2 million.

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

Litigation.  On April 30, 2010, a Class Action Complaint for Injunction and Equitable Relief was filed in the United States District Court for the Central District of California by Sheila Monjazeb, individually and on behalf of other members of the general public similarly situated, against the Company, Newton Holding, LLC, TPG Capital, L.P. and Warburg Pincus, LLC. On July 12, 2010, all defendants except for the Company were dismissed without prejudice, and on August 20, 2010, this case was refiled in the Superior Court of California for San Francisco County. This complaint, along with a similar class action lawsuit originally filed by Bernadette Tanguilig in 2007, alleges that the Company has engaged in various violations of the California Labor Code and Business and Professions Code, including without limitation 1) asking employees to work “off the clock,” 2) failing to provide meal and rest breaks to its employees, 3) improperly calculating deductions on paychecks delivered to its employees, and 4) failing to provide a chair or allow employees to sit during shifts.  On October 24, 2011, the court granted the Company’s motion to compel Ms. Monjazeb and a co-plaintiff to participate in the Company’s Mandatory Arbitration Agreement, foreclosing a class action in that case.  The court then determined that Ms. Tanguilig could not represent employees who are subject to our Mandatory Arbitration Agreement, thereby limiting the putative class action to those associates who were employed between December 2004 and July 15, 2007 (the effective date of our Mandatory Arbitration Agreement).  We intend to continue vigorously defending our interests in these matters.  Currently, we cannot reasonably estimate the amount of loss, if any, arising from these matters.  We will continue to evaluate these matters based on subsequent events, new information and future circumstances.

We are currently involved in various other legal actions and proceedings that arose in the ordinary course of business.  With respect to all current litigation involving the Company, we believe that any liability arising as a result of such litigation will not have a material adverse effect on our financial position, results of operations or cash flows.

Other.  We had approximately $3.5 million of outstanding irrevocable letters of credit relating to purchase commitments and insurance and other liabilities at October 29, 2011.  We had approximately $3.4 million in surety bonds at October 29, 2011 relating primarily to merchandise imports and state sales tax and utility requirements.

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

The following tables set forth the information for our reportable segments:

	Thirteen weeks ended
(in thousands)	October 29, 2011	October 30, 2010

REVENUES
Specialty Retail Stores	$811,789	$761,178
Direct Marketing	191,351	166,070
Total	$1,003,140	$927,248

OPERATING EARNINGS
Specialty Retail Stores	$125,313	$107,981
Direct Marketing	28,145	24,999
Corporate expenses	(16,558)	(15,807)
Amortization of intangible assets and favorable lease commitments	(14,129)	(17,318)
Total	$122,771	$99,855

CAPITAL EXPENDITURES
Specialty Retail Stores	$27,593	$14,147
Direct Marketing	5,633	4,264
Total	$33,226	$18,411

DEPRECIATION EXPENSE
Specialty Retail Stores	$25,819	$27,686
Direct Marketing	4,284	4,261
Other	1,324	1,775
Total	$31,427	$33,722

	October 29, 2011	October 30, 2010
ASSETS
Tangible assets of Specialty Retail Stores	$1,787,863	$1,727,225
Tangible assets of Direct Marketing	221,504	197,005
Corporate assets:
Intangible assets related to Specialty Retail Stores	2,686,643	2,733,525
Intangible assets related to Direct Marketing	442,368	454,845
Other	336,493	447,958
Total	$5,474,871	$5,560,558

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

	October 29, 2011
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$288,640	$950	$—	$289,590
Merchandise inventories	—	897,699	126,944	—	1,024,643
Other current assets	—	97,753	10,079	—	107,832
Total current assets	—	1,284,092	137,973	—	1,422,065
Property and equipment, net	—	772,966	104,161	—	877,127
Goodwill	—	1,107,753	155,680	—	1,263,433
Intangible assets, net	—	307,168	1,558,410	—	1,865,578
Other assets	—	45,001	1,667	—	46,668
Investments in subsidiaries	1,043,534	1,848,266	—	(2,891,800)	—
Total assets	$1,043,534	$5,365,246	$1,957,891	$(2,891,800)	$5,474,871
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$274,927	$35,360	$—	$310,287
Accrued liabilities	—	349,882	72,498	—	422,380
Total current liabilities	—	624,809	107,858	—	732,667
Long-term liabilities:
Long-term debt	—	2,681,736	—	—	2,681,736
Deferred income taxes	—	673,082	—	—	673,082
Other long-term liabilities	—	342,085	1,767	—	343,852
Total long-term liabilities	—	3,696,903	1,767	—	3,698,670
Total shareholders’ equity	1,043,534	1,043,534	1,848,266	(2,891,800)	1,043,534
Total liabilities and shareholders’ equity	$1,043,534	$5,365,246	$1,957,891	$(2,891,800)	$5,474,871

	July 30, 2011
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$320,865	$726	$—	$321,591
Merchandise inventories	—	747,653	91,681	—	839,334
Other current assets	—	131,179	10,637	—	141,816
Total current assets	—	1,199,697	103,044	—	1,302,741
Property and equipment, net	—	768,581	104,618	—	873,199
Goodwill	—	1,107,753	155,680	—	1,263,433
Intangible assets, net	—	318,072	1,561,635	—	1,879,707
Other assets	—	44,001	1,688	—	45,689
Investments in subsidiaries	994,297	1,819,641	—	(2,813,938)	—
Total assets	$994,297	$5,257,745	$1,926,665	$(2,813,938)	$5,364,769
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$260,626	$30,685	$—	$291,311
Accrued liabilities	—	296,255	74,634	—	370,889
Total current liabilities	—	556,881	105,319	—	662,200
Long-term liabilities:
Long-term debt	—	2,681,687	—	—	2,681,687
Deferred income taxes	—	683,908	—	—	683,908
Other long-term liabilities	—	340,972	1,705	—	342,677
Total long-term liabilities	—	3,706,567	1,705	—	3,708,272
Total shareholders’ equity	994,297	994,297	1,819,641	(2,813,938)	994,297
Total liabilities and shareholders’ equity	$994,297	$5,257,745	$1,926,665	$(2,813,938)	$5,364,769

	October 30, 2010
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$375,108	$748	$—	$375,856
Merchandise inventories	—	832,824	113,078	—	945,902
Other current assets	—	93,359	9,402	—	102,761
Total current assets	—	1,301,291	123,228	—	1,424,519
Property and equipment, net	—	784,879	107,749	—	892,628
Goodwill	—	1,107,753	155,680	—	1,263,433
Intangible assets, net	—	353,629	1,571,308	—	1,924,937
Other assets	—	53,291	1,750	—	55,041
Investments in subsidiaries	963,843	1,861,376	—	(2,825,219)	—
Total assets	$963,843	$5,462,219	$1,959,715	$(2,825,219)	$5,560,558
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$241,694	$31,625	$—	$273,319
Accrued liabilities	—	310,667	64,945	—	375,612
Other current liabilities	—	11,664	—	—	11,664
Total current liabilities	—	564,025	96,570	—	660,595
Long-term liabilities:
Long-term debt	—	2,879,721	—	—	2,879,721
Deferred income taxes	—	663,568	—	—	663,568
Other long-term liabilities	—	391,062	1,769	—	392,831
Total long-term liabilities	—	3,934,351	1,769	—	3,936,120
Total shareholders’ equity	963,843	963,843	1,861,376	(2,825,219)	963,843
Total liabilities and shareholders’ equity	$963,843	$5,462,219	$1,959,715	$(2,825,219)	$5,560,558

	Thirteen weeks ended October 29, 2011
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$823,804	$179,336	$—	$1,003,140
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	504,608	103,073	—	607,681
Selling, general and administrative expenses (excluding depreciation)	—	207,953	31,844	—	239,797
Income from credit card program	—	(11,617)	(1,048)	—	(12,665
Depreciation expense	—	27,932	3,495	—	31,427
Amortization of intangible assets and favorable lease commitments	—	10,904	3,225	—	14,129
Operating earnings	—	84,024	38,747	—	122,771
Interest expense, net	—	43,093	1	—	43,094
Intercompany royalty charges (income)	—	48,501	(48,501)	—	—
Equity in (earnings) loss of subsidiaries	(48,416)	(87,247)	—	135,663	—
Earnings (loss) before income taxes	48,416	79,677	87,247	(135,663)	79,677
Income tax expense	—	31,261	—	—	31,261
Net earnings (loss)	$48,416	$48,416	$87,247	$(135,663)	$48,416

	Thirteen weeks ended October 30, 2010
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$760,277	$166,971	$—	$927,248
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	468,179	94,479	—	562,658
Selling, general and administrative expenses (excluding depreciation)	—	194,085	28,903	—	222,988
Income from credit card program	—	(8,603)	(690)	—	(9,293)
Depreciation expense	—	30,162	3,560	—	33,722
Amortization of intangible assets and favorable lease commitments	—	14,093	3,225	—	17,318
Operating earnings	—	62,361	37,494	—	99,855
Interest expense, net	—	58,429	1	—	58,430
Intercompany royalty charges (income)	—	46,296	(46,296)	—	—
Equity in (earnings) loss of subsidiaries	(25,741)	(83,789)	—	109,530	—
Earnings (loss) before income taxes	25,741	41,425	83,789	(109,530)	41,425
Income tax expense	—	15,684	—	—	15,684
Net earnings (loss)	$25,741	$25,741	$83,789	$(109,530)	$25,741

	Thirteen weeks ended October 29, 2011
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$48,416	$48,416	$87,247	$(135,663)	$48,416
Adjustments to reconcile net earnings (loss) to net cash (used for) provided by operating activities:
Depreciation and amortization expense	—	40,944	6,720	—	47,664
Deferred income taxes	—	(10,539)	—	—	(10,539)
Other	—	(3,176)	83	—	(3,093)
Intercompany royalty income payable (receivable)	—	48,501	(48,501)	—	—
Equity in (earnings) loss of subsidiaries	(48,416)	(87,247)	—	135,663	—
Changes in operating assets and liabilities, net	—	(38,787)	(42,234)	—	(81,021)
Net cash (used for) provided by operating activities	—	(1,888)	3,315	—	1,427
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(30,135)	(3,091)	—	(33,226)
Net cash used for investing activities	—	(30,135)	(3,091)	—	(33,226)
CASH FLOWS—FINANCING ACTIVITIES
Debt issuance costs paid	—	(202)	—	—	(202)
Net cash used for financing activities	—	(202)	—	—	(202)
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(32,225)	224	—	(32,001)
Beginning balance	—	320,865	726	—	321,591
Ending balance	$—	$288,640	$950	$—	$289,590

	Thirteen weeks ended October 30, 2010
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$25,741	$25,741	$83,789	$(109,530)	$25,741
Adjustments to reconcile net earnings (loss) to net cash (used for) provided by operating activities:
Depreciation and amortization expense	—	48,929	6,785	—	55,714
Deferred income taxes	—	(8,353)	—	—	(8,353)
Other	—	1,600	266	—	1,866
Intercompany royalty income payable (receivable)	—	46,297	(46,297)	—	—
Equity in (earnings) loss of subsidiaries	(25,741)	(83,789)	—	109,530	—
Changes in operating assets and liabilities, net	—	(50,682)	(43,378)	—	(94,060)
Net cash (used for) provided by operating activities	—	(20,257)	1,165	—	(19,092)
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(17,150)	(1,261)	—	(18,411)
Net cash used for investing activities	—	(17,150)	(1,261)	—	(18,411)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(7,648)	—	—	(7,648)
Net cash used for financing activities	—	(7,648)	—	—	(7,648)
CASH AND CASH EQUIVALENTS
Decrease during the period	—	(45,055)	(96)	—	(45,151)
Beginning balance	—	420,163	844	—	421,007
Ending balance	$—	$375,108	$748	$—	$375,856

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

EXECUTIVE OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 30, 2011.  Unless otherwise specified, the meanings of all defined terms in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) are consistent with the meanings of such terms as defined in the Notes to Condensed Consolidated Financial Statements.  This discussion contains forward-looking statements.  Please see “Other Matters — Factors That May Affect Future Results” for a discussion of the risks, uncertainties and assumptions relating to our forward-looking statements.

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

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar.  All references to the first quarter of fiscal year 2012 relate to the thirteen weeks ended October 29, 2011.  All references to the first quarter of fiscal year 2011 relate to the thirteen weeks ended October 30, 2010.

Fiscal Year 2012 Summary

A summary of our operating results is as follows:

•                  Revenues—Our revenues for the first quarter of fiscal year 2012 were positively impacted by a higher level of customer demand.  As a result, our revenues for the first quarter of fiscal year 2012 were $1,003.1 million, an increase of 8.2% as compared to the first quarter of fiscal year 2011.  Comparable revenues increased by 8.0% in the first quarter of fiscal year 2012.

For Specialty Retail Stores, our sales per square foot for the last twelve trailing months were $513 as of October 29, 2011 and $472 as of October 30, 2010.

•                  Cost of goods sold including buying and occupancy costs (excluding depreciation) (COGS)—COGS represented 60.6% of revenues in the first quarter of fiscal year 2012, a slight improvement of 0.1% of revenues compared to the first quarter of fiscal year 2011.  This decrease in COGS, as a percentage of revenues, was primarily due to 1) higher levels of full-price sales and lower promotions costs in our Specialty Retail stores, 2) the leveraging of buying and occupancy costs on higher revenues, offset by 3) lower delivery and processing net revenues and higher net markdowns and promotions costs in our Direct Marketing operation.

•                  Inventories—During the first quarter of fiscal year 2012, we continued to closely manage our inventories.  At October 29, 2011, on-hand inventories totaled $1,024.6 million, an 8.3% increase from the prior year fiscal period in response to higher customer demand and the planned increase in inventories in certain targeted merchandise categories.

•                  Selling, general and administrative expenses (excluding depreciation) (SG&A)—SG&A represented 23.9% of revenues in the first quarter of fiscal year 2012, a slight decrease of 0.1% of revenues compared to the first quarter of fiscal year 2011.  The lower levels of SG&A expenses, as a percentage of revenues, primarily reflect 1) favorable payroll and other costs primarily due to the leveraging of these expenses on higher revenues, offset by 2) higher marketing and selling costs incurred at both our Specialty Retail Stores and Direct Marketing operation.

•                  Operating earnings—Total operating earnings in the first quarter of fiscal year 2012 were $122.8 million, or 12.2% of revenues.  Total operating earnings in the first quarter of fiscal year 2011 were $99.8 million, or 10.8% of revenues.  Our operating earnings margin increased by 1.4% of revenues primarily due to:

•            a decrease in COGS by 0.1% of revenues, as described above;

•            a decrease in SG&A expenses by 0.1% of revenues, as described above;

•            a decrease in depreciation and amortization expense by 1.0% of revenues reflecting a lower level of capital expenditures in recent years and lower amortization of short-lived intangible assets; and

•            an increase in income from our credit card operations by 0.3% of revenues primarily due to increases in the overall profitability and performance of the credit card portfolio.

•                  Liquidity—Net cash provided by our operating activities was $1.4 million in the first quarter of fiscal year 2012 compared to net cash used for our operating activities of $19.1 million in the first quarter of fiscal year 2011.  The increase was primarily due to an increase in net earnings and lower working capital requirements.  We held cash balances of $289.6 million at October 29, 2011 compared to $375.9 million at October 30, 2010.  At October 29, 2011, we had no borrowings outstanding under our Asset-Based Revolving Credit Facility, $3.5 million of outstanding letters of credit and $626.5 million of unused borrowing availability.

•                  Outlook— While we have experienced more favorable economic conditions in recent quarters, domestic and global economic conditions remain volatile and we do not anticipate the return of consumer spending to levels achieved in fiscal years 2007 and 2008 in the near-term.  We plan to maintain an appropriate alignment of our inventory levels and purchases with anticipated customer demand.  We believe the cash generated from our operations along with our cash balances and available sources of financing will enable us to meet our anticipated cash obligations for the remainder of fiscal year 2012.

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net revenues for the periods indicated.

	Thirteen weeks ended
	October 29, 2011	October 30, 2010

Revenues	100.0%	100.0%

Cost of goods sold including buying and occupancy costs (excluding depreciation)	60.6	60.7
Selling, general and administrative expenses (excluding depreciation)	23.9	24.0
Income from credit card program	(1.3)	(1.0)
Depreciation expense	3.1	3.6
Amortization of intangible assets	1.0	1.4
Amortization of favorable lease commitments	0.4	0.5
Operating earnings	12.2	10.8
Interest expense, net	4.3	6.3
Earnings before income taxes	7.9	4.5
Income tax expense	3.1	1.7
Net earnings	4.8%	2.8%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

	Thirteen weeks ended
(in millions, except sales per square foot)	October 29, 2011	October 30, 2010
REVENUES
Specialty Retail Stores	$811.8	$761.1
Direct Marketing	191.3	166.1
Total	$1,003.1	$927.2

OPERATING EARNINGS
Specialty Retail Stores	$125.3	$108.0
Direct Marketing	28.1	25.0
Corporate expenses	(16.5)	(15.9)
Amortization of intangible assets and favorable lease commitments	(14.1)	(17.3)
Total	$122.8	$99.8

OPERATING PROFIT MARGIN
Specialty Retail Stores	15.4%	14.2%
Direct Marketing	14.7%	15.1%
Total	12.2%	10.8%

CHANGE IN COMPARABLE REVENUES (1)
Specialty Retail Stores	6.4%	5.1%
Direct Marketing	15.2%	12.8%
Total	8.0%	6.4%

SALES PER SQUARE FOOT (2)
Specialty Retail Stores	$126	$118

STORE COUNT
Neiman Marcus and Bergdorf Goodman full-line stores:
Open at beginning of period	43	43
Opened during the period	—	—
Open at end of period	43	43
Neiman Marcus Last Call stores:
Open at beginning of period	30	28
Opened during the period	—	—
Open at end of period	30	28

NON-GAAP FINANCIAL MEASURE EBITDA (3)	$168.3	$150.9

(1)          Comparable revenues include 1) revenues derived from our retail stores open for more than fifty two weeks, including stores that have been relocated or expanded and 2) revenues from our Direct Marketing operation.  Comparable revenues exclude revenues of closed stores.

(2)          Sales per square foot are calculated as Neiman Marcus stores and Bergdorf Goodman stores net sales divided by weighted average square footage.  Weighted average square footage includes a percentage of quarter-end square footage for new stores equal to the percentage of the quarter during which they were open.

(3)          For an explanation of EBITDA as a measure of our operating performance and a reconciliation to net earnings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measure — EBITDA.”

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

In addition, our revenues are seasonal, as discussed below under “— Seasonality.”

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS consists of the following components:

•                  Inventory costs—We utilize the retail inventory method of accounting.  Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio, for various groupings of similar items, to the retail value of our inventories.  The cost of the inventory reflected on the Condensed Consolidated Balance Sheet is decreased by charges to cost of goods sold at the time the retail value of the inventory is lowered through the use of markdowns.  Hence, earnings are negatively impacted when merchandise is marked down.  With the introduction of new fashions in the first and third fiscal quarters and our emphasis on full-price selling in these quarters, a lower level of markdowns and higher margins are characteristic of these quarters.

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise.  These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor.  Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise.  These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold.  We received vendor allowances of $5.4 million, or 0.5% of revenues in the first quarter of fiscal year 2012 and $5.5 million, or 0.6% of revenues in the first quarter of fiscal year 2011.  The amounts of vendor allowances we receive fluctuate based on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during the first quarter of fiscal years 2012 and 2011.

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

Advertising costs consist primarily of 1) print media costs for promotional materials mailed to our customers, 2) advertising costs incurred related to the production, printing and distribution of our print catalogs and the production of the photographic content for our websites and 3) online marketing costs.  We receive advertising allowances from certain of our merchandise vendors.  Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media.  Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned.  Advertising allowances aggregated approximately $15.8 million, or 1.6% of revenues, in the first quarter of fiscal year 2012 and $16.2 million, or 1.7% of revenues, in the first quarter of fiscal year 2011.

We also receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendor’s merchandise.  These allowances are netted against the related compensation expense that we incur.  Amounts received from vendors related to compensation programs were $15.9 million, or 1.6% of revenues, in the first quarter of fiscal year 2012 and $15.6 million, or 1.7% of revenues, in the first quarter of fiscal year 2011.

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

In August 2011, Capital One Financial Corporation (Capital One) entered into a purchase and assumption agreement with HSBC to purchase HSBC’s credit card and private label credit card business in the U.S., which transaction had not been completed as of October 29, 2011.  Our agreement with HSBC includes a change of control provision that would permit us to terminate or renegotiate our agreement with any assignee of HSBC’s interest.  At this time, we are unable to evaluate the impact of such a transaction, if any, on the Company.

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

Thirteen Weeks Ended October 29, 2011 Compared to Thirteen Weeks Ended October 30, 2010

Revenues.  Our revenues for the first quarter of fiscal year 2012 of $1,003.1 million increased by $75.9 million, or 8.2%, from $927.2 million in the first quarter of fiscal year 2011.  The increase in revenues was due to increases in comparable revenues related to a higher level of customer demand.  New stores generated revenues of $2.1 million in the first quarter of fiscal year 2012.

Comparable revenues for the thirteen weeks ended October 29, 2011 were $1,001.0 million compared to $927.2 million in the first quarter of fiscal year 2011, representing an increase of 8.0%.  Comparable revenues increased in the first quarter of fiscal year 2012 by 6.4% for Specialty Retail Stores and 15.2% for our Direct Marketing operation.

Internet revenues generated by our Direct Marketing operation were $166.0 million for the first quarter of fiscal year 2012, an increase of 19.4% compared to the prior year fiscal period.  Catalog revenues decreased 6.4% compared to the prior year fiscal period as we continue to reduce our catalog circulation and our customers continue to migrate toward online retailing.

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for the first quarter of fiscal year 2012 were 60.6% of revenues compared to 60.7% of revenues for the first quarter of fiscal year 2011.  The decrease in COGS by 0.1% of revenues in the first quarter of fiscal year 2012 was primarily due to:

•                  increased product margins of approximately 0.8% of revenues in our Specialty Retail Stores due to higher levels of full-price sales and lower promotions costs; and

•                  the leveraging of buying and occupancy costs by 0.3% of revenues on higher revenues; offset by

•                  decreased product margins generated by our Direct Marketing operation of approximately 1.0% of revenues primarily due to lower delivery and processing net revenues and higher net markdowns and promotions costs.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses as a percentage of revenues decreased to 23.9% of revenues in the first quarter of fiscal year 2012 compared to 24.0% of revenues in the prior year fiscal period.  The net decrease in SG&A expenses by 0.1% of revenues in the first quarter of fiscal year 2012 was primarily due to:

•                  favorable payroll and other costs of approximately 0.4% of revenues, primarily due to the leveraging of these expenses on higher revenues; offset by

•                  higher marketing and selling costs of approximately 0.3% of revenues incurred at both our Specialty Retail Stores and Direct Marketing operation.

Income from credit card program.  We earned Program Income of $12.7 million, or 1.3% of revenues, in the first quarter of fiscal year 2012 compared to $9.3 million, or 1.0% of revenues, in the first quarter of fiscal year 2011.  The increase in Program Income in the first quarter of fiscal year 2012 compared to the prior year fiscal period is primarily due to increases in the overall profitability and performance of the credit card portfolio.

Depreciation expense.  Depreciation expense was $31.4 million, or 3.1% of revenues, in the first quarter of fiscal year 2012 compared to $33.7 million, or 3.6% of revenues, in the first quarter of fiscal year 2011.  The decrease in depreciation resulted primarily from lower levels of capital spending in recent years.

Amortization expense.  Amortization of intangible assets (primarily customer lists and favorable lease commitments) aggregated $14.1 million, or 1.4% of revenues, in the first quarter of fiscal year 2012 compared to $17.3 million, or 1.9% of revenues, in the first quarter of fiscal year 2011.  The decrease in amortization is primarily due to certain short-lived intangible assets becoming fully amortized.

Segment operating earnings.  Segment operating earnings for our Specialty Retail Stores and Direct Marketing segments do not reflect either the impact of adjustments to revalue our assets and liabilities to estimated fair value at the Acquisition date or impairment charges related to declines in fair value subsequent to the Acquisition.  The reconciliation of segment operating earnings to total operating earnings is as follows:

	Thirteen weeks ended
(in millions)	October 29, 2011	October 30, 2010
Specialty Retail Stores	$125.3	$108.0
Direct Marketing	28.1	25.0
Corporate expenses	(16.5)	(15.9)
Amortization of intangible assets and favorable lease commitments	(14.1)	(17.3)
Total operating earnings	$122.8	$99.8

Operating earnings for our Specialty Retail Stores segment were $125.3 million, or 15.4% of Specialty Retail Stores revenues, for the first quarter of fiscal year 2012 compared to $108.0 million, or 14.2% of Specialty Retail Stores revenues, for the prior year fiscal period.  The increase in operating margin as a percentage of revenues was primarily due to:

•                  higher levels of full-price sales and lower promotions costs;

•                  the leveraging of a significant portion of our expenses on the higher level of revenues; and

•                  a higher level of income from our credit card program; offset by

•                  higher marketing and selling costs.

Operating earnings for Direct Marketing were $28.1 million, or 14.7% of Direct Marketing revenues, in the first quarter of fiscal year 2012 compared to $25.0 million, or 15.1% of Direct Marketing revenues, for the prior year fiscal period.  The decrease in operating margin as a percentage of revenues for Direct Marketing was primarily the result of:

•                  decreased product margins primarily due to lower delivery and processing net revenues and higher net markdowns and promotions costs; and

•                  higher marketing and selling costs; offset by

•                  a higher level of income from our credit card program; and

•                  the leveraging of a significant portion of our expenses on the higher level of revenues.

Interest expense.  Net interest expense was $43.1 million, or 4.3% of revenues, in the first quarter of fiscal year 2012 and $58.4 million, or 6.3% of revenues, for the prior year fiscal period.  The net decrease in interest expense is primarily due to the repurchase and redemption of our Senior Notes in the fourth quarter of fiscal year 2011.  The significant components of interest expense are as follows:

	Thirteen weeks ended
(in thousands)	October 29, 2011	October 30, 2010

Senior Secured Term Loan Facility	$24,734	$20,566
2028 Debentures	2,226	2,226
Senior Notes	—	16,744
Senior Subordinated Notes	12,968	12,826
Amortization of debt issue costs	2,108	4,674
Other, net	1,369	1,436
Capitalized interest	(311)	(42)
Interest expense, net	$43,094	$58,430

Income tax expense.  Our effective income tax rate for the first quarter of fiscal year 2012 was 39.2% compared to 37.9% for the first quarter of fiscal year 2011.  Our effective income tax rate for the first quarter of fiscal year 2012 and the prior fiscal year period exceeded the statutory rate primarily due to state income taxes and anticipated settlements with taxing authorities.

The Internal Revenue Service (IRS) began an examination of our fiscal year 2008 federal income tax return in the second quarter of fiscal year 2011 and began an examination of our fiscal year 2009 federal income tax return in the third quarter of fiscal year 2011.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2006.  We believe our recorded tax liabilities as of October 29, 2011 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

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

The following table reconciles net earnings as reflected in our Condensed Consolidated Statements of Operations prepared in accordance with GAAP to EBITDA:

	Thirteen weeks ended
(dollars in millions)	October 29, 2011	October 30, 2010

Net earnings	$48.4	$25.7
Income tax expense	31.3	15.8
Interest expense, net	43.1	58.4
Depreciation expense	31.4	33.7
Amortization of intangible assets and favorable lease commitments	14.1	17.3
EBITDA	$168.3	$150.9
EBITDA as a percentage of revenues	16.8%	16.3%

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

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of inventories.  We have typically financed the increases in working capital needs during the first and second fiscal quarters with available cash balances, cash flows from operations and, if necessary, with cash provided from borrowings under our credit facilities.  We have made no borrowings under our Asset-Based Revolving Credit Facility during fiscal years 2012 or 2011.

We believe that operating cash flows, cash balances, available vendor financing and amounts available pursuant to our Asset-Based Revolving Credit Facility will be sufficient to fund our cash requirements through the remainder of fiscal year 2012, including merchandise purchases, anticipated capital expenditure requirements, debt service requirements, income tax payments and obligations related to our Pension Plan.

At October 29, 2011, cash and cash equivalents were $289.6 million compared to $375.9 million at October 30, 2010.  The decrease in cash balances at October 29, 2011 was primarily due to cash used to reduce our long-term debt of $198.2 million during the fourth quarter of fiscal year 2011, offset by net cash provided by our operating activities.  Net cash provided by our operating activities was $1.4 million in the first quarter of fiscal year 2012 compared to net cash used for our operating activities of $19.1 million in the first quarter of fiscal year 2011.  The increase in the net cash provided by our operating activities was primarily due to an increase in net earnings and lower working capital requirements.

Net cash used for investing activities, representing capital expenditures, was $33.2 million in the first quarter of fiscal year 2012 and $18.4 million in the first quarter of fiscal year 2011.  We incurred capital expenditures in both the first quarter of fiscal year 2012 and fiscal year 2011 related to the construction of our new store in Walnut Creek, California scheduled to open in March 2012.  Currently, we project gross capital expenditures for fiscal year 2012 to be approximately $175 to $185 million.  Net of developer contributions, capital expenditures for fiscal year 2012 are projected to be approximately $160 to $170 million.

Net cash used for financing activities was $0.2 million in the first quarter of fiscal year 2012 as compared to $7.6 million in the first quarter of fiscal year 2011.  Pursuant to the terms of our Senior Secured Term Loan Facility, in the first quarter of fiscal year 2011, we prepaid $7.6 million of outstanding borrowings under that facility from excess cash flow, as defined in the credit agreement, that we generated in fiscal year 2010.  We were not required to prepay any outstanding term loans pursuant to the annual excess cash flow requirements for fiscal year 2011.

Financing Structure at October 29, 2011

At October 29, 2011, our major sources of funds are comprised of vendor financing, a $700.0 million Asset-Based Revolving Credit Facility, $2,060.0 million Senior Secured Term Loan Facility, $500.0 million Senior Subordinated Notes, $125.0 million 2028 Debentures and operating leases.

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

On October 29, 2011, NMG had no borrowings outstanding under this facility, $3.5 million of outstanding letters of credit and $626.5 million of unused borrowing availability.  NMG is required to pay interest on borrowings pursuant to a specified formula, as well as a commitment fee in respect to unused commitments, as set forth in Note 3 of the Notes to Condensed Consolidated

Financial Statements in Part I - Item 1 and Note 6 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 30, 2011, which contains a further description of the terms of the Asset-Based Revolving Credit Facility.

Senior Secured Term Loan Facility.  In October 2005, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility.  In May 2011, NMG entered into an amendment and restatement (the TLF Amendment) of the Senior Secured Term Loan Facility.  The TLF Amendment increased the amount of borrowings to $2,060.0 million and extended the maturity of the loans to May 16, 2018.  Loans that were not extended under the TLF Amendment were refinanced.  The proceeds of the incremental borrowings under the term loan facility, along with cash on hand, were used to repurchase or redeem the $752.4 million principal amount outstanding of Senior Notes.  The TLF Amendment also provided for an uncommitted incremental facility to request lenders to provide additional term loans, upon certain conditions, including that NMG’s secured leverage ratio (as defined in the TLF Amendment) is less than or equal to 4.50 to 1.00 on a pro forma basis after giving effect to the incremental loans and the use of proceeds thereof.  At October 29, 2011, the outstanding balance under the Senior Secured Term Loan Facility was $2,060.0 million.  The principal amount of the loans outstanding is due and payable in full on May 16, 2018.

At October 29, 2011, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of 1) the prime rate of Credit Suisse AG (the administrative agent), 2) the federal funds effective rate plus 1/2 of 1.00% and 3) the adjusted one-month LIBOR rate plus 1.00% or (b) an adjusted LIBOR rate (for a period equal to the relevant interest period, and in any event, never less than 1.25%), subject to certain adjustments, in each case plus an applicable margin.  In addition to extending the maturity of a portion of the existing term loans under the Senior Secured Term Loan Facility, the TLF Amendment changed the “applicable margin” used in calculating the interest rate under the term loans.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.75% at October 29, 2011.  The applicable margin with respect to base rate borrowings is 2.50% and the applicable margin with respect to LIBOR borrowings is 3.50%.

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

See Note 3 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 and Note 6 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 30, 2011 for a further description of the terms of the Senior Secured Term Loan Facility.

2028 Debentures.  NMG has outstanding $125.0 million aggregate principal amount of its 7.125% 2028 Debentures.  NMG’s 2028 Debentures mature on June 1, 2028.

See Note 3 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 and Note 6 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 30, 2011 for a further description of the terms of the 2028 Debentures.

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

See Note 3 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 and Note 6 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 30, 2011 for a further description of the terms of the Senior Subordinated Notes.

Interest Rate Caps.  In connection with the Acquisition, we entered into $2,575.0 million of floating rate debt obligations, of which $2,125.0 million was outstanding at the Acquisition date and $2,060.0 million was outstanding at October 29, 2011.  Effective January 2010, NMG entered into interest rate cap agreements in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness once the interest rate swap expired in December 2010.  The interest rate cap agreements cap LIBOR at 2.50% from December 2010 through December 2012 for an aggregate notional amount of $500.0 million.  Effective August 2011, NMG entered into additional interest rate cap agreements which cap LIBOR at 2.50% for an aggregate notional amount of $1,000.0 million from December 2012 through December 2014.  In the event LIBOR is less than 2.50%, NMG will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than 2.50%, NMG will pay interest at the capped rate of 2.50%.

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

A complete description of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended July 30, 2011.

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

In September 2011, the FASB issued guidance to reduce the complexity and costs associated with interim and annual goodwill impairment tests, by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit.  This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which is effective for us as of the first quarter of fiscal year 2013.  We do not expect that the implementation of this standard will have a material impact on our Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We discussed our interest rate risk in Part II — Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended July 30, 2011 as filed with the Securities and Exchange Commission on September 20, 2011.  There have been no material changes to this risk since that time.

ITEM 4.  CONTROLS AND PROCEDURES

a.          Disclosure Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation as of October 29, 2011, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the design and operating effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b.          Changes in Internal Control over Financial Reporting.

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems.  No change occurred in our internal controls over financial reporting during the quarter ended October 29, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

The information contained under “Litigation” in Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 is incorporated herein by reference as if fully restated herein.  Note 11 contains forward-looking statements that are subject to the risks and uncertainties discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters — Factors That May Affect Future Results.”

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors described in Part I — Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 30, 2011 as filed with the Securities and Exchange Commission on September 20, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal year 2012, we granted to certain of our management employees 16,740 Fixed Price Options with a weighted average grant date fair value of $940 per option and 9,016 Accreting Options with a weighted average grant date fair value of $712 per option.  During the period, certain of our option holders exercised 3,541 Fixed Price Options with a weighted average exercise price of $357 per option and 247 Accreting Options with a weighted average exercise price of $1,100 per option.  The foregoing transactions were consummated without registration in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

ITEM 6.     EXHIBITS

Exhibit		Method of Filing

3.1	Amended and Restated Certificate of Incorporation of Neiman Marcus, Inc.	Incorporated herein by reference as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011.

3.2	Amended and Restated Bylaws of Neiman Marcus, Inc.	Incorporated herein by reference as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011.

10.1	First Amendment to Director Services Agreement by and between The Neiman Marcus Group, Inc., Neiman Marcus, Inc. and Burton M. Tansky dated effective as of October 31, 2011.	Filed herewith electronically

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith electronically

101.INS	XBRL Instance Document	Furnished herewith electronically

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith electronically

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith electronically

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NEIMAN MARCUS, INC.

(Registrant)

Signature	Title	Date

/s/ T. Dale Stapleton	Senior Vice President and Chief Accounting Officer (on behalf of the registrant and as principal accounting officer)	December 6, 2011
T. Dale Stapleton