Form 10-Q
period 2012-01-28
Neiman Marcus, Inc.
filed 2012-03-02
CIK 1358651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 28, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

There were 1,017,502 shares of the registrant’s common stock, par value $0.01 per share, outstanding at February 27, 2012.

NEIMAN MARCUS, INC.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except shares)	January 28, 2012	July 30, 2011	January 29, 2011

ASSETS
Current assets:
Cash and cash equivalents	$433,114	$321,591	$530,716
Merchandise inventories	856,921	839,334	772,260
Deferred income taxes	22,483	20,445	21,831
Other current assets	101,604	121,371	86,708
Total current assets	1,414,122	1,302,741	1,411,515

Property and equipment, net	886,177	873,199	882,986
Goodwill	1,263,433	1,263,433	1,263,433
Intangible assets, net	1,853,580	1,879,707	1,909,860
Other assets	49,566	45,689	63,411
Total assets	$5,466,878	$5,364,769	$5,531,205

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$259,914	$291,311	$216,132
Accrued liabilities	422,799	370,889	389,512
Total current liabilities	682,713	662,200	605,644

Long-term liabilities:
Long-term debt	2,681,784	2,681,687	2,879,769
Deferred income taxes	668,756	683,908	656,356
Deferred real estate credits	102,933	99,991	103,221
Other long-term liabilities	246,824	242,686	294,758
Total long-term liabilities	3,700,297	3,708,272	3,934,104

Common stock (par value $0.01 per share, 5,000,000 shares authorized and 1,017,502 shares issued and outstanding at January 28, 2012 and 1,014,915 shares issued and outstanding at July 30, 2011 and January 29, 2011)	10	10	10
Additional paid-in capital	1,440,918	1,438,393	1,434,676
Accumulated other comprehensive loss	(74,503)	(73,045)	(87,313)
Accumulated deficit	(282,557)	(371,061)	(355,916)
Total shareholders’ equity	1,083,868	994,297	991,457
Total liabilities and shareholders’ equity	$5,466,878	$5,364,769	$5,531,205

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Thirteen weeks ended
(in thousands)	January 28, 2012	January 29, 2011

Revenues	$1,279,149	$1,171,559
Cost of goods sold including buying and occupancy costs (excluding depreciation)	860,042	793,661
Selling, general and administrative expenses (excluding depreciation)	279,930	253,707
Income from credit card program	(13,233)	(12,195)
Depreciation expense	31,728	32,145
Amortization of intangible assets	7,529	10,607
Amortization of favorable lease commitments	4,469	4,469

Operating earnings	108,684	89,165

Interest expense, net	43,085	55,248

Earnings before income taxes	65,599	33,917

Income tax expense	25,511	12,890

Net earnings	$40,088	$21,027

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Twenty-Six weeks ended
(in thousands)	January 28, 2012	January 29, 2011

Revenues	$2,282,289	$2,098,807
Cost of goods sold including buying and occupancy costs (excluding depreciation)	1,467,723	1,356,319
Selling, general and administrative expenses (excluding depreciation)	519,727	476,694
Income from credit card program	(25,898)	(21,488)
Depreciation expense	63,155	65,867
Amortization of intangible assets	17,188	23,456
Amortization of favorable lease commitments	8,939	8,939

Operating earnings	231,455	189,020

Interest expense, net	86,179	113,678

Earnings before income taxes	145,276	75,342

Income tax expense	56,772	28,574

Net earnings	$88,504	$46,768

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Twenty-Six weeks ended
(in thousands)	January 28, 2012	January 29, 2011

CASH FLOWS - OPERATING ACTIVITIES
Net earnings	$88,504	$46,768
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	93,526	106,891
Deferred income taxes	(16,242)	(15,695)
Other	(2,092)	617
	163,696	138,581
Changes in operating assets and liabilities:
Merchandise inventories	(17,587)	18,256
Other current assets	19,773	31,136
Other assets	(5,899)	(6,508)
Accounts payable and accrued liabilities	19,235	(27,368)
Deferred real estate credits	6,314	10,402
Net cash provided by operating activities	185,532	164,499

CASH FLOWS – INVESTING ACTIVITIES
Capital expenditures	(73,415)	(41,235)
Net cash used for investing activities	(73,415)	(41,235)

CASH FLOWS – FINANCING ACTIVITIES
Repayment of borrowings	—	(7,648)
Debt issuance costs paid	(594)	(5,907)
Net cash used for financing activities	(594)	(13,555)

CASH AND CASH EQUIVALENTS
Increase during the period	111,523	109,709
Beginning balance	321,591	421,007
Ending balance	$433,114	$530,716

Supplemental Schedule of Cash Flow Information
Cash paid during the period for:
Interest	$81,905	$108,899
Income taxes	$20,311	$580

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

The specialty retail industry is seasonal in nature, with a higher level of sales typically generated in the fall and holiday selling seasons.  Due to seasonal and other factors, the results of operations for the second quarter of fiscal year 2012 are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

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

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar.  All references to the second quarter of fiscal year 2012 relate to the thirteen weeks ended January 28, 2012.  All references to the second quarter of fiscal year 2011 relate to the thirteen weeks ended January 29, 2011.  All references to year-to-date fiscal 2012 relate to the twenty-six weeks ended January 28, 2012.  All references to year-to-date fiscal 2011 relate to the twenty-six weeks ended January 29, 2011.

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

At January 28, 2012, July 30, 2011 and January 29, 2011, the fair values of cash and cash equivalents, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments.  See Notes 3 and 4 of the Notes to Condensed Consolidated Financial Statements for the estimated fair values of our long-term debt and derivative financial instruments.

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

2.              Goodwill and Intangible Assets, Net

(in thousands)	January 28, 2012	July 30, 2011	January 29, 2011

Goodwill	$1,263,433	$1,263,433	$1,263,433

Tradenames	$1,232,515	$1,233,070	$1,233,625
Customer lists, net	254,196	270,829	291,488
Favorable lease commitments, net	366,869	375,808	384,747
Intangible assets, net	$1,853,580	$1,879,707	$1,909,860

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

2013	$47,436
2014	46,881
2015	46,615
2016	45,867
2017	44,576

3.              Long-term Debt

The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	January 28, 2012	July 30, 2011	January 29, 2011

Senior Secured Term Loan Facility	variable	$2,060,000	$2,060,000	$1,505,735
2028 Debentures	7.125%	121,784	121,687	121,589
Senior Notes	9.0%/9.75%	—	—	752,445
Senior Subordinated Notes	10.375%	500,000	500,000	500,000
Long-term debt		$2,681,784	$2,681,687	$2,879,769

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

On January 28, 2012, NMG had no borrowings outstanding under this facility, $1.8 million of outstanding letters of credit and $628.2 million of unused borrowing availability.

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

Senior Secured Term Loan Facility.  In October 2005, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility.  In May 2011, NMG entered into an amendment and restatement (the TLF Amendment) of the Senior Secured Term Loan Facility.  The TLF Amendment increased the amount of borrowings to $2,060.0 million and extended the maturity of the loans to May 16, 2018.  Loans that were not extended under the TLF Amendment were refinanced.  The proceeds of the incremental borrowings under the term loan facility, along with cash on hand, were used to repurchase or redeem the $752.4 million principal amount outstanding of Senior Notes.  The TLF Amendment also provided for an uncommitted incremental facility to request lenders to provide additional term loans, upon certain conditions, including that NMG’s secured leverage ratio (as defined in the TLF Amendment) is less than or equal to 4.50 to 1.00 on a pro forma basis after giving effect to the incremental loans and the use of proceeds thereof.  At January 28, 2012, the outstanding balance under the Senior Secured Term Loan Facility was $2,060.0 million.  The principal amount of the loans outstanding is due and payable in full on May 16, 2018.

At January 28, 2012, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of 1) the prime rate of Credit Suisse AG (the administrative agent), 2) the federal funds effective rate plus 1/2 of 1.00% and 3) the adjusted one-month LIBOR rate plus 1.00% or (b) an adjusted LIBOR rate (for a period equal to the relevant interest period, and in any event, never less than 1.25%), subject to certain adjustments, in each case plus an applicable margin.  In addition to extending the maturity of a portion of the existing term loans under the Senior Secured Term Loan Facility, the TLF Amendment changed the “applicable margin” used in calculating the interest rate under the term loans.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.75% at January 28, 2012.  The applicable margin with respect to base rate borrowings is 2.50% and the applicable margin with respect to LIBOR borrowings is 3.50%.

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

The credit agreement governing the Senior Secured Term Loan Facility contains a number of negative covenants that are substantially similar to those governing the Senior Subordinated Notes and additional covenants related to the security arrangements for the Senior Secured Term Loan Facility.  The credit agreement also contains customary affirmative covenants and events of default, including a cross-default provision in respect of any other indebtedness that has an aggreg ate principal amount exceeding $50 million.

For a more detailed description of the Senior Secured Term Loan Facility, refer to Note 6 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 30, 2011.

The fair value of the Senior Secured Term Loan Facility was approximately $2,024.0 million at January 28, 2012, $2,018.8 million at July 30, 2011 and $1,505.7 million at January 29, 2011 based on prevailing market rates (Level 2 determination of fair value).

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

The fair value of the 2028 Debentures was approximately $113.9 million at January 28, 2012, $117.5 million at July 30, 2011 and $115.6 million at January 29, 2011 based on quoted market prices (Level 2 determination of fair value).

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

The fair value of the Senior Subordinated Notes was approximately $518.8 million at January 28, 2012, $523.8 million at July 30, 2011 and $528.8 million at January 29, 2011 based on quoted market prices (Level 2 determination of fair value).

Maturities of Long-Term Debt.  At January 28, 2012, annual maturities of long-term debt during the next five fiscal years and thereafter are as follows (in millions):

2013	$—
2014	—
2015	—
2016	500.0
2017	—
Thereafter	2,181.8

The above table does not reflect future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

Interest Expense.  The significant components of interest expense are as follows:

	Thirteen weeks ended		Twenty-Six weeks ended
(in thousands)	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011

Senior Secured Term Loan Facility	$24,463	$17,617	$49,197	$38,183
2028 Debentures	2,227	2,202	4,453	4,428
Senior Notes	—	16,930	—	33,674
Senior Subordinated Notes	12,968	12,969	25,936	25,795
Amortization of debt issue costs	2,136	3,956	4,244	8,629
Other, net	1,708	1,661	3,077	3,098
Capitalized interest	(417)	(87)	(728)	(129)
Interest expense, net	$43,085	$55,248	$86,179	$113,678

4.              Derivative Financial Instruments

In connection with the Acquisition, we entered into $2,575.0 million of floating rate debt obligations, of which $2,125.0 million was outstanding at the Acquisition date and $2,060.0 million was outstanding at January 28, 2012.

Interest Rate Caps.  Effective January 2010, NMG entered into interest rate cap agreements for an aggregate notional amount of $500.0 million in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness once our earlier interest rate swap expired in December 2010.  The interest rate cap agreements commenced in December 2010 and will expire in December 2012.  Pursuant to the interest rate cap agreements, NMG has capped LIBOR at 2.50% through December 2012 with respect to the $500.0 million notional amount of such agreements.  In the event LIBOR is less than 2.50%, NMG will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than 2.50%, NMG will pay interest at the capped rate of 2.50%.

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

At each balance sheet date, the interest rate caps are recorded at estimated fair value.  The changes in the fair value of the caps are expected to be highly, but not perfectly, effective in offsetting the unpredictability in expected future cash flows on floating rate indebtedness attributable to fluctuations in LIBOR interest rates above 2.50%.  Unrealized gains and losses on the outstanding balances of the interest rate caps are designated as effective or ineffective.  The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive loss while the ineffective portion of such gains or losses is recorded as a component of interest expense.  Gains and losses realized due to the expiration of applicable portions of the interest rate caps are reclassified to interest expense at the time our quarterly interest payments are made.

Fair Value.  The fair values of the interest rate caps are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (Level 2 determination of fair value).  A summary of the recorded assets with respect to our derivative financial instruments included in our Condensed Consolidated Balance Sheets is as follows:

(in thousands)	January 28, 2012	July 30, 2011	January 29, 2011

Interest rate caps (included in other long-term assets)	$889	$76	$606

Accumulated other comprehensive loss, net of taxes	$6,126	$3,824	$3,747

A summary of the recorded amounts related to our interest rate caps and swaps reflected in our Condensed Consolidated Statements of Operations is as follows:

	Thirteen weeks ended		Twenty-Six weeks ended
(in thousands)	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011

Realized hedging losses — included in interest expense, net	$707	$11,675	$1,209	$23,249

Ineffective hedging losses — included in interest expense, net	$—	$140	$—	$104

The amount of losses recorded in other comprehensive loss at January 28, 2012 that is expected to be reclassified into interest expense in the next twelve months, if interest rates remain unchanged, is approximately $5.2 million.

5.             Income Taxes

Our effective income tax rate for the second quarter of fiscal year 2012 was 38.9% compared to 38.0% for the second quarter of fiscal year 2011.  Our effective income tax rate for year-to-date fiscal 2012 was 39.1% compared to 37.9% for year-to-date fiscal 2011.  Our effective income tax rates for the second quarter and year-to-date period of fiscal year 2012 and the prior fiscal year periods exceeded the statutory rate primarily due to state income taxes and anticipated settlements with taxing authorities.

At January 28, 2012, the gross amount of unrecognized tax benefits was $4.3 million, all of which would impact our effective tax rate, if recognized.  We classify interest and penalties as a component of income tax expense and our liability for accrued interest and penalties was $7.0 million at January 28, 2012, $6.2 million at July 30, 2011 and $6.4 million at January 29, 2011.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  The Internal Revenue Service (IRS) began an examination of our fiscal year 2008 federal income tax return in the second quarter of fiscal year 2011 and began an examination of our fiscal year 2009 federal income tax return in the third quarter of fiscal year 2011.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2006.  We believe our recorded tax liabilities as of January 28, 2012 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

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

Obligations for our employee benefit plans, included in other long-term liabilities, are as follows:

(in thousands)	January 28, 2012	July 30, 2011	January 29, 2011

Pension Plan	$98,579	$98,683	$153,109
SERP Plan	99,193	99,942	97,485
Postretirement Plan	15,226	15,651	17,058
	212,998	214,276	267,652
Less: current portion	(5,599)	(6,035)	(5,568)
Long-term portion of benefit obligations	$207,399	$208,241	$262,084

As of January 28, 2012, we have $68.4 million (net of taxes of $44.4 million) of adjustments to our benefit obligations recorded as increases to accumulated other comprehensive loss.

Costs of Benefits.  The components of the expenses we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Thirteen weeks ended		Twenty-Six weeks ended
(in thousands)	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
Pension Plan:
Interest cost	$6,190	$6,054	$12,380	$12,108
Expected return on plan assets	(6,774)	(6,553)	(13,548)	(13,106)
Net amortization of losses	654	544	1,308	1,088
Pension Plan expense	$70	$45	$140	$90

SERP Plan:
Interest cost	$1,204	$1,230	$2,408	$2,460
SERP Plan expense	$1,204	$1,230	$2,408	$2,460

Postretirement Plan:
Service cost	$8	$15	$17	$30
Interest cost	195	218	390	436
Net amortization of prior service cost	(389)	(389)	(778)	(778)
Net amortization of losses	106	172	212	345
Postretirement Plan (income) expense	$(80)	$16	$(159)	$33

Funding Policy and Plan Status.  Our policy is to fund the Pension Plan at or above the minimum required by law.  In fiscal year 2011, we were not required to make contributions to the Pension Plan; however, we made a voluntary contribution to our Pension Plan of $30.0 million in the third quarter of fiscal year 2011.  As of January 28, 2012, our required contribution to the Pension Plan for fiscal year 2012 is estimated to be less than $5.0 million.  We will continue to evaluate voluntary contributions to our Pension Plan based upon the unfunded position of the Pension Plan, our available liquidity and other factors.

7.              Stock-Based Compensation

The Company has approved equity-based management arrangements, which authorize equity awards to be granted to certain management employees for up to 112,992 shares of the common stock of the Company.  Options generally vest over four to five years and expire six to eight years from the date of grant.

The exercise prices of certain of our options escalate at a 10% compound rate per year (Accreting Options) until the earliest to occur of (i) exercise, (ii) a defined anniversary of the date of grant (four to five years) or (iii) the occurrence of a change of control.  However, in the event the Sponsors cause the sale of shares of the Company to an unaffiliated entity, the exercise price will cease to accrete at the time of the sale with respect to a pro rata portion of the Accreting Options.  The exercise price with respect to all other options (Fixed Price Options) is fixed at the grant date.

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

During year-to-date fiscal 2012, we granted 16,740 Fixed Price Options with a weighted average grant date fair value of $940 per option and we granted 9,016 Accreting Options with a weighted average grant date fair value of $712 per option.  During year-to-date fiscal 2011, we granted 10,000 Fixed Price Options with a weighted average grant date fair value of $807 per option and we granted 650 Accreting Options with a weighted average grant date fair value of $720 per option.

During year-to-date fiscal 2012, 3,541 Fixed Price Options were exercised with a weighted average exercise price of $357 per option and 2,963 Accreting Options were exercised with a weighted average exercise price of $1,100 per option.  During year-to-date fiscal 2011, 3,742 Fixed Price Options were exercised with a weighted average exercise price of $361 per option.

We recognize compensation expense for stock options on a straight-line basis over the vesting period.  We recognized non-cash stock compensation expense of $3.0 million in year-to-date fiscal 2012 and $2.0 million in year-to-date fiscal 2011, which is included in selling, general and administrative expenses.

8.              Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss, net of taxes:

(in thousands)	January 28, 2012	July 30, 2011	January 29, 2011

Unrealized loss on financial instruments	$(6,126)	$(3,824)	$(3,747)
Unrealized loss on unfunded benefit obligations	(68,377)	(69,221)	(83,566)
Total accumulated other comprehensive loss	$(74,503)	$(73,045)	$(87,313)

The components of other comprehensive income are:

	Twenty-Six weeks ended
(in thousands)	January 28, 2012	January 29, 2011
Net earnings from Condensed Consolidated Statements of Operations	$88,504	$46,768
Change in unrealized loss on financial instruments	(2,302)	13,534
Change in unfunded benefit obligations	844	5,427
Total comprehensive income for the period	$87,046	$65,729

9.              Transactions with Sponsors

Pursuant to a management services agreement with affiliates of the Sponsors, and in exchange for ongoing consulting and management advisory services that are provided to us by the Sponsors and their affiliates, affiliates of the Sponsors receive an aggregate annual management fee equal to the lesser of (i) 0.25% of our consolidated annual revenues or (ii) $10 million.  Affiliates of the Sponsors also receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with services provided pursuant to the agreement.  These management fees are payable quarterly in arrears.  We recorded management fees of $5.7 million during year-to-date fiscal 2012 and $5.2 million during year-to-date fiscal 2011, which are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

In August 2011, Capital One Financial Corporation (Capital One) entered into a purchase and assumption agreement with HSBC to purchase HSBC’s credit card and private label credit card business in the U.S., which transaction had not been completed as of January 28, 2012. The Program Agreement includes a change of control provision that would permit us to terminate such agreement following a change of control of HSBC, which will occur upon closing of the Capital One transaction. As part of our agreement with HSBC and Capital One relating to the transition of the Program Agreement to Capital One, we have agreed that if we determine to exercise this termination right, we would exercise it during the six month period following the 180th day after the closing of the Capital One transaction. Following the closing of the Capital One transaction, Capital One will be bound to comply with the terms of our Program Agreement. We are currently unable to fully evaluate the impact, if any, on the Company of the transition of our Program Agreement from HSBC to Capital One.

11.       Commitments and Contingencies

Long-term Incentive Plan.  We have a long-term incentive plan (Long-term Incentive Plan) that provides for a cash incentive payable to certain employees upon a change of control, as defined, subject to the attainment of certain performance objectives.  Performance objectives and targets are based on cumulative EBITDA (as defined in the plan) percentages for rolling three year periods beginning in fiscal year 2006.  Earned awards for each completed performance period will be credited to a book account and will earn interest at a contractually defined annual rate until the award is paid.  Awards will be paid upon a change of control, as defined, or an initial public offering, as defined, subject to the requirement that, in each case, the internal rate of return to the Sponsors is positive.  As of January 28, 2012, the vested participant balance in the Long-Term Incentive Plan aggregated $6.9 million.

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

Litigation.  On April 30, 2010, a Class Action Complaint for Injunction and Equitable Relief was filed in the United States District Court for the Central District of California by Sheila Monjazeb, individually and on behalf of other members of the general public similarly situated, against the Company, Newton Holding, LLC, TPG Capital, L.P. and Warburg Pincus, LLC. On July 12, 2010, all defendants except for the Company were dismissed without prejudice, and on August 20, 2010, this case was refiled in the Superior Court of California for San Francisco County. This complaint, along with a similar class action lawsuit originally filed by Bernadette Tanguilig in 2007, alleges that the Company has engaged in various violations of the California Labor Code and Business and Professions Code, including without limitation 1) asking employees to work “off the clock,” 2) failing to provide meal and rest breaks to its employees, 3) improperly calculating deductions on paychecks delivered to its employees, and 4) failing to provide a chair or allow employees to sit during shifts.  On October 24, 2011, the court granted the Company’s motion to compel Ms. Monjazeb and a co-plaintiff to participate in the Company’s Mandatory Arbitration Agreement, foreclosing a class action in that case.  The court then determined that Ms. Tanguilig could not represent employees who are subject to our Mandatory Arbitration Agreement, thereby limiting the putative class action to those associates who were employed between December 2004 and July 15, 2007 (the effective date of our Mandatory Arbitration Agreement).  Ms. Monjazeb filed a demand for arbitration as a class action, which is prohibited under the Mandatory Arbitration Agreement.  In response to Ms. Monjazeb’s demand for arbitration as a class action, the American Arbitration Association (AAA) referred the resolution of such request back to the arbitrator.  We are in the process of filing a motion to stay the decision of the AAA pending a ruling by the trial court.  We intend to continue vigorously defending our interests in these matters.  Currently, we cannot reasonably estimate the amount of loss, if any, arising from these matters.  We will continue to evaluate these matters based on subsequent events, new information and future circumstances.

We are currently involved in various other legal actions and proceedings that arose in the ordinary course of business.  With respect to all current litigation involving the Company, we believe that any liability arising as a result of such litigation will not have a material adverse effect on our financial position, results of operations or cash flows.

Other.  We had approximately $1.8 million of outstanding irrevocable letters of credit relating to purchase commitments and insurance and other liabilities at January 28, 2012.  We had approximately $3.4 million in surety bonds at January 28, 2012 relating primarily to merchandise imports and state sales tax and utility requirements.

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

Operating earnings for the segments include 1) revenues, 2) cost of sales, 3) direct selling, general, and administrative expenses, 4) other direct operating expenses, 5) income from credit card program and 6) depreciation expense for the respective segment.  Items not allocated to our operating segments include those items not considered by management in measuring the assets and profitability of our segments.  These amounts include 1) corporate expenses including, but not limited to, treasury, investor relations, legal and finance support services, and general corporate management, 2) charges related to the application of purchase accounting adjustments made in connection with the Acquisition, including amortization of intangible assets and favorable lease commitments and other non-cash items and 3) interest expense.  These items, while often related to the operations of a segment, are not considered by segment operating management, corporate operating management and the chief operating decision maker in assessing segment operating performance.  The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (except with respect to purchase accounting adjustments not allocated to the operating segments).

The following tables set forth the information for our reportable segments:

	Thirteen weeks ended		Twenty-Six weeks ended
(in thousands)	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011

REVENUES
Specialty Retail Stores	$1,012,259	$936,454	$1,824,048	$1,697,633
Direct Marketing	266,890	235,105	458,241	401,174
Total	$1,279,149	$1,171,559	$2,282,289	$2,098,807

OPERATING EARNINGS
Specialty Retail Stores	$101,762	$85,133	$227,075	$193,114
Direct Marketing	36,873	36,168	65,018	61,167
Corporate expenses	(17,953)	(17,060)	(34,511)	(32,866)
Amortization of intangible assets and favorable lease commitments	(11,998)	(15,076)	(26,127)	(32,395)
Total	$108,684	$89,165	$231,455	$189,020

CAPITAL EXPENDITURES
Specialty Retail Stores	$31,930	$19,446	$59,523	$33,593
Direct Marketing	8,259	3,378	13,892	7,642
Total	$40,189	$22,824	$73,415	$41,235

DEPRECIATION EXPENSE
Specialty Retail Stores	$25,935	$26,428	$51,754	$54,115
Direct Marketing	4,504	3,949	8,788	8,210
Other	1,289	1,768	2,613	3,542
Total	$31,728	$32,145	$63,155	$65,867

	January 28, 2012	January 29, 2011
ASSETS
Tangible assets of Specialty Retail Stores	$1,766,501	$1,605,132
Tangible assets of Direct Marketing	186,434	162,748
Corporate assets:
Intangible assets related to Specialty Retail Stores	2,674,922	2,721,803
Intangible assets related to Direct Marketing	442,091	451,490
Other	396,930	590,032
Total	$5,466,878	$5,531,205

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

	January 28, 2012
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$432,217	$897	$—	$433,114
Merchandise inventories	—	759,274	97,647	—	856,921
Other current assets	—	111,698	12,389	—	124,087
Total current assets	—	1,303,189	110,933	—	1,414,122
Property and equipment, net	—	781,376	104,801	—	886,177
Goodwill	—	1,107,753	155,680	—	1,263,433
Intangible assets, net	—	298,395	1,555,185	—	1,853,580
Other assets	—	47,920	1,646	—	49,566
Investments in subsidiaries	1,083,868	1,818,193	—	(2,902,061)	—
Total assets	$1,083,868	$5,356,826	$1,928,245	$(2,902,061)	$5,466,878
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$234,134	$25,780	$—	$259,914
Accrued liabilities	—	340,283	82,516	—	422,799
Total current liabilities	—	574,417	108,296	—	682,713
Long-term liabilities:
Long-term debt	—	2,681,784	—	—	2,681,784
Deferred income taxes	—	668,756	—	—	668,756
Other long-term liabilities	—	348,001	1,756	—	349,757
Total long-term liabilities	—	3,698,541	1,756	—	3,700,297
Total shareholders’ equity	1,083,868	1,083,868	1,818,193	(2,902,061)	1,083,868
Total liabilities and shareholders’ equity	$1,083,868	$5,356,826	$1,928,245	$(2,902,061)	$5,466,878

	July 30, 2011
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$320,865	$726	$—	$321,591
Merchandise inventories	—	747,653	91,681	—	839,334
Other current assets	—	131,179	10,637	—	141,816
Total current assets	—	1,199,697	103,044	—	1,302,741
Property and equipment, net	—	768,581	104,618	—	873,199
Goodwill	—	1,107,753	155,680	—	1,263,433
Intangible assets, net	—	318,072	1,561,635	—	1,879,707
Other assets	—	44,001	1,688	—	45,689
Investments in subsidiaries	994,297	1,819,641	—	(2,813,938)	—
Total assets	$994,297	$5,257,745	$1,926,665	$(2,813,938)	$5,364,769
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$260,626	$30,685	$—	$291,311
Accrued liabilities	—	296,255	74,634	—	370,889
Total current liabilities	—	556,881	105,319	—	662,200
Long-term liabilities:
Long-term debt	—	2,681,687	—	—	2,681,687
Deferred income taxes	—	683,908	—	—	683,908
Other long-term liabilities	—	340,972	1,705	—	342,677
Total long-term liabilities	—	3,706,567	1,705	—	3,708,272
Total shareholders’ equity	994,297	994,297	1,819,641	(2,813,938)	994,297
Total liabilities and shareholders’ equity	$994,297	$5,257,745	$1,926,665	$(2,813,938)	$5,364,769

	January 29, 2011
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$529,996	$720	$—	$530,716
Merchandise inventories	—	683,348	88,912	—	772,260
Other current assets	—	98,430	10,109	—	108,539
Total current assets	—	1,311,774	99,741	—	1,411,515
Property and equipment, net	—	777,364	105,622	—	882,986
Goodwill	—	1,107,753	155,680	—	1,263,433
Intangible assets, net	—	341,776	1,568,084	—	1,909,860
Other assets	—	61,682	1,729	—	63,411
Investments in subsidiaries	991,457	1,820,904	—	(2,812,361)	—
Total assets	$991,457	$5,421,253	$1,930,856	$(2,812,361)	$5,531,205
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$187,812	$28,320	$—	$216,132
Accrued liabilities	—	309,662	79,850	—	389,512
Total current liabilities	—	497,474	108,170	—	605,644
Long-term liabilities:
Long-term debt	—	2,879,769	—	—	2,879,769
Deferred income taxes	—	656,356	—	—	656,356
Other long-term liabilities	—	396,197	1,782	—	397,979
Total long-term liabilities	—	3,932,322	1,782	—	3,934,104
Total shareholders’ equity	991,457	991,457	1,820,904	(2,812,361)	991,457
Total liabilities and shareholders’ equity	$991,457	$5,421,253	$1,930,856	$(2,812,361)	$5,531,205

	Thirteen weeks ended January 28, 2012
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,070,317	$208,832	$—	$1,279,149
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	714,335	145,707	—	860,042
Selling, general and administrative expenses (excluding depreciation)	—	247,051	32,879	—	279,930
Income from credit card program	—	(11,937)	(1,296)	—	(13,233)
Depreciation expense	—	28,287	3,441	—	31,728
Amortization of intangible assets and favorable lease commitments	—	8,773	3,225	—	11,998
Operating earnings	—	83,808	24,876	—	108,684
Interest expense, net	—	43,084	1	—	43,085
Intercompany royalty charges (income)	—	59,509	(59,509)	—	—
Equity in (earnings) loss of subsidiaries	(40,088)	(84,384)	—	124,472	—
Earnings (loss) before income taxes	40,088	65,599	84,384	(124,472)	65,599
Income tax expense	—	25,511	—	—	25,511
Net earnings (loss)	$40,088	$40,088	$84,384	$(124,472)	$40,088

	Thirteen weeks ended January 29, 2011
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$978,319	$193,240	$—	$1,171,559
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	659,780	133,881	—	793,661
Selling, general and administrative expenses (excluding depreciation)	—	223,543	30,164	—	253,707
Income from credit card program	—	(11,206)	(989)	—	(12,195)
Depreciation expense	—	28,674	3,471	—	32,145
Amortization of intangible assets and favorable lease commitments	—	11,851	3,225	—	15,076
Operating earnings	—	65,677	23,488	—	89,165
Interest expense, net	—	55,247	1	—	55,248
Intercompany royalty charges (income)	—	55,863	(55,863)	—	—
Equity in (earnings) loss of subsidiaries	(21,027)	(79,350)	—	100,377	—
Earnings (loss) before income taxes	21,027	33,917	79,350	(100,377)	33,917
Income tax expense	—	12,890	—	—	12,890
Net earnings (loss)	$21,027	$21,027	$79,350	$(100,377)	$21,027

	Twenty-Six weeks ended January 28, 2012
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,894,120	$388,169	$—	$2,282,289
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,218,943	248,780	—	1,467,723
Selling, general and administrative expenses (excluding depreciation)	—	455,005	64,722	—	519,727
Income from credit card program	—	(23,555)	(2,343)	—	(25,898)
Depreciation expense	—	56,220	6,935	—	63,155
Amortization of intangible assets and favorable lease commitments	—	19,677	6,450	—	26,127
Operating earnings	—	167,830	63,625	—	231,455
Interest expense, net	—	86,177	2	—	86,179
Intercompany royalty charges (income)	—	108,010	(108,010)	—	—
Equity in (earnings) loss of subsidiaries	(88,504)	(171,633)	—	260,137	—
Earnings (loss) before income taxes	88,504	145,276	171,633	(260,137)	145,276
Income tax expense	—	56,772	—	—	56,772
Net earnings (loss)	$88,504	$88,504	$171,633	$(260,137)	$88,504

	Twenty-Six weeks ended January 29, 2011
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,738,596	$360,211	$—	$2,098,807
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,127,921	228,398	—	1,356,319
Selling, general and administrative expenses (excluding depreciation)	—	417,662	59,032	—	476,694
Income from credit card program	—	(19,808)	(1,680)	—	(21,488)
Depreciation expense	—	58,837	7,030	—	65,867
Amortization of intangible assets and favorable lease commitments	—	25,946	6,449	—	32,395
Operating earnings	—	128,038	60,982	—	189,020
Interest expense, net	—	113,676	2	—	113,678
Intercompany royalty charges (income)	—	102,159	(102,159)	—	—
Equity in (earnings) loss of subsidiaries	(46,768)	(163,139)	—	209,907	—
Earnings (loss) before income taxes	46,768	75,342	163,139	(209,907)	75,342
Income tax expense	—	28,574	—	—	28,574
Net earnings (loss)	$46,768	$46,768	$163,139	$(209,907)	$46,768

	Twenty-Six weeks ended January 28, 2012
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$88,504	$88,504	$171,633	$(260,137)	$88,504
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	80,141	13,385	—	93,526
Deferred income taxes	—	(16,242)	—	—	(16,242)
Other	—	(2,185)	93	—	(2,092)
Intercompany royalty income payable (receivable)	—	108,010	(108,010)	—	—
Equity in (earnings) loss of subsidiaries	(88,504)	(171,633)	—	260,137	—
Changes in operating assets and liabilities, net	—	91,689	(69,853)	—	21,836
Net cash provided by operating activities	—	178,284	7,248	—	185,532
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(66,338)	(7,077)	—	(73,415)
Net cash used for investing activities	—	(66,338)	(7,077)	—	(73,415)
CASH FLOWS—FINANCING ACTIVITIES
Debt issuance costs paid	—	(594)	—	—	(594)
Net cash used for financing activities	—	(594)	—	—	(594)
CASH AND CASH EQUIVALENTS
Increase during the period	—	111,352	171	—	111,523
Beginning balance	—	320,865	726	—	321,591
Ending balance	$—	$432,217	$897	$—	$433,114

	Twenty-Six weeks ended January 29, 2011
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$46,768	$46,768	$163,139	$(209,907)	$46,768
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	93,412	13,479	—	106,891
Deferred income taxes	—	(15,695)	—	—	(15,695)
Other	—	317	300	—	617
Intercompany royalty income payable (receivable)	—	102,159	(102,159)	—	—
Equity in (earnings) loss of subsidiaries	(46,768)	(163,139)	—	209,907	—
Changes in operating assets and liabilities, net	—	98,001	(72,083)	—	25,918
Net cash provided by operating activities	—	161,823	2,676	—	164,499
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(38,435)	(2,800)	—	(41,235)
Net cash used for investing activities	—	(38,435)	(2,800)	—	(41,235)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(7,648)	—	—	(7,648)
Debt issuance costs paid	—	(5,907)	—	—	(5,907)
Net cash used for financing activities	—	(13,555)	—	—	(13,555)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	109,833	(124)	—	109,709
Beginning balance	—	420,163	844	—	421,007
Ending balance	$—	$529,996	$720	$—	$530,716

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

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar.  All references to the second quarter of fiscal year 2012 relate to the thirteen weeks ended January 28, 2012.  All references to the second quarter of fiscal year 2011 relate to the thirteen weeks ended January 29, 2011.  All references to year-to-date fiscal 2012 relate to the twenty-six weeks ended January 28, 2012.  All references to year-to-date fiscal 2011 relate to the twenty-six weeks ended January 29, 2011.

Fiscal Year 2012 Summary

A summary of our operating results is as follows:

•                  Revenues—Our revenues in the second quarter and year-to-date period of fiscal year 2012 were positively impacted by a higher level of customer demand.  As a result, our revenues for the second quarter of fiscal year 2012 were $1,279.1 million, an increase of 9.2% as compared to the second quarter of fiscal year 2011.  Comparable revenues increased by 9.0% in the second quarter of fiscal year 2012.

Our revenues for year-to-date fiscal 2012 were $2,282.3 million, an increase of 8.7% compared to year-to-date fiscal 2011 reflecting an increase in comparable revenues of 8.5%.

For Specialty Retail Stores, our sales per square foot for the last twelve trailing months were $525 as of January 28, 2012, $513 as of October 29, 2011 and $482 as of January 29, 2011.

•                  Cost of goods sold including buying and occupancy costs (excluding depreciation) (COGS)—COGS represented 67.2% of revenues in the second quarter of fiscal year 2012, an improvement of 0.5% of revenues compared to the second quarter of fiscal year 2011.  COGS represented 64.3% of revenues in year-to-date fiscal 2012, an improvement of 0.3% of revenues compared to year-to-date fiscal 2011.  The decreases in COGS, as percentages of revenues, were primarily due to 1) higher levels of full-price sales and lower net markdowns and 2) the leveraging of buying and occupancy costs on higher revenues, partially offset by 3) lower delivery and processing net revenues at our Direct Marketing operation.

•                  Inventories—At January 28, 2012, on-hand inventories totaled $856.9 million, an 11.0% increase from the prior year fiscal period reflective of both our revenue expectations for the Spring season and the earlier delivery of Spring receipts in certain merchandise categories.

•                  Selling, general and administrative expenses (excluding depreciation) (SG&A)—SG&A represented 21.9% of revenues in the second quarter of fiscal year 2012, an increase of 0.2% of revenues compared to the second quarter of fiscal year 2011.  SG&A represented 22.8% of revenues in year-to-date fiscal 2012, a slight increase of 0.1% of revenues compared to year-to-date fiscal 2011.  The higher levels of SG&A expenses, as percentages of revenues, primarily reflect 1) higher marketing and selling costs and 2) a higher level of aggregate spending on corporate initiatives and professional fees, partially offset by 3) favorable payroll and other costs primarily due to leveraging of these expenses on higher revenues.

•                  Operating earnings—Total operating earnings in the second quarter of fiscal year 2012 were $108.7 million, or 8.5% of revenues.  Total operating earnings in the second quarter of fiscal year 2011 were $89.2 million, or 7.6% of revenues.  Our operating earnings margin increased by 0.9% of revenues in the second quarter of fiscal year 2012 primarily due to:

•            a decrease in COGS by 0.5% of revenues, as described above; and

•            a decrease in depreciation and amortization expense by 0.6% of revenues reflecting a lower level of capital expenditures in recent years and lower amortization of short-lived intangible assets; partially offset by

•            an increase in SG&A expenses by 0.2% of revenues, as described above.

Total operating earnings in year-to-date fiscal 2012 were $231.5 million, or 10.1% of revenues, compared to $189.0 million, or 9.0% of revenues, in year-to-date fiscal 2011.  Our operating earnings margin increased by 1.1% of revenues in year-to-date fiscal 2012 primarily due to:

•            a decrease in COGS by 0.3% of revenues, as described above;

•            a decrease in depreciation and amortization expense by 0.8% of revenues reflecting a lower level of capital expenditures in recent years and lower amortization of short-lived intangible assets; and

•            an increase in income from our credit card operations by 0.1% of revenues primarily due to increases in the overall profitability and performance of the credit card portfolio; partially offset by

•            an increase in SG&A expenses by 0.1% of revenues, as described above.

•                  Liquidity—Net cash provided by our operating activities was $185.5 million in year-to-date fiscal 2012 compared to $164.5 million in year-to-date fiscal 2011.  The $21.0 million increase in net cash provided by our operating activities was primarily due to an increase in net earnings.  We held cash balances of $433.1 million at January 28, 2012 compared to $530.7 million at January 29, 2011.  At January 28, 2012, we had no borrowings outstanding under our Asset-Based Revolving Credit Facility, $1.8 million of outstanding letters of credit and $628.2 million of unused borrowing availability.

•                  Outlook—While we have experienced more favorable economic conditions in recent quarters, domestic and global economic conditions remain volatile and we do not anticipate the return of consumer spending to levels achieved in fiscal years 2007 and 2008 in the near-term.  We believe the cash generated from our operations along with our cash balances and available sources of financing will enable us to meet our anticipated cash obligations for the remainder of fiscal year 2012.

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net revenues for the periods indicated.

	Thirteen weeks ended		Twenty-Six weeks ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011

Revenues	100.0%	100.0%	100.0%	100.0%

Cost of goods sold including buying and occupancy costs (excluding depreciation)	67.2	67.7	64.3	64.6
Selling, general and administrative expenses (excluding depreciation)	21.9	21.7	22.8	22.7
Income from credit card program	(1.0)	(1.0)	(1.1)	(1.0)
Depreciation expense	2.5	2.7	2.8	3.1
Amortization of intangible assets	0.6	0.9	0.8	1.1
Amortization of favorable lease commitments	0.3	0.4	0.4	0.4
Operating earnings	8.5	7.6	10.1	9.0
Interest expense, net	3.4	4.7	3.8	5.4
Earnings before income taxes	5.1	2.9	6.4	3.6
Income tax expense	2.0	1.1	2.5	1.4
Net earnings	3.1%	1.8%	3.9%	2.2%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

	Thirteen weeks ended		Twenty-Six weeks ended
(in millions, except sales per square foot)	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
REVENUES
Specialty Retail Stores	$1,012.2	$936.5	$1,824.1	$1,697.6
Direct Marketing	266.9	235.1	458.2	401.2
Total	$1,279.1	$1,171.6	$2,282.3	$2,098.8

OPERATING EARNINGS
Specialty Retail Stores	$101.8	$85.1	$227.1	$193.1
Direct Marketing	36.9	36.2	65.0	61.2
Corporate expenses	(18.0)	(17.0)	(34.5)	(32.9)
Amortization of intangible assets and favorable lease commitments	(12.0)	(15.1)	(26.1)	(32.4)
Total	$108.7	$89.2	$231.5	$189.0

OPERATING PROFIT MARGIN
Specialty Retail Stores	10.1%	9.1%	12.4%	11.4%
Direct Marketing	13.8%	15.4%	14.2%	15.2%
Total	8.5%	7.6%	10.1%	9.0%

CHANGE IN COMPARABLE REVENUES (1)
Specialty Retail Stores	7.8%	6.0%	7.2%	5.6%
Direct Marketing	13.5%	6.3%	14.2%	8.9%
Total	9.0%	6.0%	8.5%	6.2%

SALES PER SQUARE FOOT (2)
Specialty Retail Stores	$158	$146	$284	$264

STORE COUNT
Neiman Marcus and Bergdorf Goodman full-line stores:
Open at beginning of period	43	43	43	43
Opened during the period	—	—	—	—
Open at end of period	43	43	43	43
Neiman Marcus Last Call stores:
Open at beginning of period	30	28	30	28
Opened during the period	1	2	1	2
Open at end of period	31	30	31	30

NON-GAAP FINANCIAL MEASURE EBITDA (3)	$152.4	$136.4	$320.7	$287.3

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

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS consists of the following components:

•                  Inventory costs—We utilize the retail inventory method of accounting.  Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio, for various groupings of similar items, to the retail value of our inventories.  The cost of the inventory reflected on the Condensed Consolidated Balance Sheets is decreased by charges to cost of goods sold at the time the retail value of the inventory is lowered through the use of markdowns.  Hence, earnings are negatively impacted when merchandise is marked down.  With the introduction of new fashions in the first and third fiscal quarters and our emphasis on full-price selling in these quarters, a lower level of markdowns and higher margins are characteristic of these quarters.

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise.  These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor.  Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise.  These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold.  We received vendor allowances of $46.8 million, or 2.1% of revenues in year-to-date fiscal 2012 and $46.2 million, or 2.2% of revenues, in year-to-date fiscal 2011.  The amounts of vendor allowances we receive fluctuate based on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during year-to-date fiscal 2012 and 2011.

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

Advertising costs consist primarily of 1) print media costs for promotional materials mailed to our customers, 2) advertising costs incurred related to the production, printing and distribution of our print catalogs and the production of the photographic content for our websites and 3) online marketing costs.  We receive advertising allowances from certain of our merchandise vendors.  Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media.  Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned.  Advertising allowances aggregated approximately $30.8 million, or 1.4% of revenues, in year-to-date fiscal 2012 and $28.0 million, or 1.3% of revenues, in year-to-date fiscal 2011.

We also receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendor’s merchandise.  These allowances are netted against the related compensation expense that we incur.  Amounts received from vendors related to compensation programs were $32.0 million, or 1.4% of revenues, in year-to-date fiscal 2012 and $30.4 million, or 1.5% of revenues, in year-to-date fiscal 2011.

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

In August 2011, Capital One Financial Corporation (Capital One) entered into a purchase and assumption agreement with HSBC to purchase HSBC’s credit card and private label credit card business in the U.S., which transaction had not been completed as of January 28, 2012. The Program Agreement includes a change of control provision that would permit us to terminate such agreement following a change of control of HSBC, which will occur upon closing of the Capital One transaction. As part of our agreement with HSBC and Capital One relating to the transition of the Program Agreement to Capital One, we have agreed that if we determine to exercise this termination right, we would exercise it during the six month period following the 180th day after the closing of the Capital One transaction. Following the closing of the Capital One transaction, Capital One will be bound to comply with the terms of our Program Agreement. We are currently unable to fully evaluate the impact, if any, on the Company of the transition of our Program Agreement from HSBC to Capital One.

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

Thirteen Weeks Ended January 28, 2012 Compared to Thirteen Weeks Ended January 29, 2011

Revenues.  Our revenues for the second quarter of fiscal year 2012 of $1,279.1 million increased by $107.5 million, or 9.2%, from $1,171.6 million in the second quarter of fiscal year 2011.  The increase in revenues was due to increases in comparable revenues resulting from a higher level of customer demand.  New stores generated revenues of $2.5 million in the second quarter of fiscal year 2012.

Comparable revenues for the thirteen weeks ended January 28, 2012 were $1,276.6 million compared to $1,171.6 million in the second quarter of fiscal year 2011, representing an increase of 9.0%.  Comparable revenues increased in the second quarter of fiscal year 2012 by 7.8% for Specialty Retail Stores and 13.5% for our Direct Marketing operation.

Internet revenues generated by our Direct Marketing operation were $238.6 million for the second quarter of fiscal year 2012, an increase of 17.6% compared to the prior year fiscal period.  Catalog revenues decreased 12.1% compared to the prior year fiscal period as we continue to reduce our catalog circulation and our customers continue to migrate toward online retailing.

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for the second quarter of fiscal year 2012 were 67.2% of revenues compared to 67.7% of revenues for the second quarter of fiscal year 2011.  The decrease in COGS by 0.5% of revenues in the second quarter of fiscal year 2012 was primarily due to:

•                  increased product margins of approximately 0.6% of revenues due to higher levels of full-price sales and lower net markdowns, primarily attributable to our Specialty Retail Stores; and

•                  the leveraging of buying and occupancy costs by 0.1% of revenues on higher revenues; partially offset by

•                  lower delivery and processing net revenues of 0.2% of revenues at our Direct Marketing operation.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses as a percentage of revenues increased to 21.9% of revenues in the second quarter of fiscal year 2012 compared to 21.7% of revenues in the prior year fiscal period.  The net increase in SG&A expenses by 0.2% of revenues in the second quarter of fiscal year 2012 was primarily due to:

•                  higher marketing and selling costs of approximately 0.4% of revenues primarily due to higher web marketing expenditures at our Direct Marketing operation; and

•                  higher spending incurred primarily in connection with corporate initiatives and professional fees of approximately 0.1% of revenues; partially offset by

•                  favorable payroll and other costs of approximately 0.3% of revenues, primarily due to the leveraging of these expenses on higher revenues.

Income from credit card program.  We earned Program Income of $13.2 million, or 1.0% of revenues, in the second quarter of fiscal year 2012 compared to $12.2 million, or 1.0% of revenues, in the second quarter of fiscal year 2011.

Depreciation expense.  Depreciation expense was $31.7 million, or 2.5% of revenues, in the second quarter of fiscal year 2012 compared to $32.1 million, or 2.7% of revenues, in the second quarter of fiscal year 2011.  The decrease in depreciation expense resulted primarily from lower levels of capital spending in recent years.

Amortization expense.  Amortization of intangible assets (primarily customer lists and favorable lease commitments) aggregated $12.0 million, or 0.9% of revenues, in the second quarter of fiscal year 2012 compared to $15.1 million, or 1.3% of revenues, in the second quarter of fiscal year 2011.  The decrease in amortization expense is primarily due to certain short-lived intangible assets becoming fully amortized.

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

	Thirteen weeks ended
(in millions)	January 28, 2012	January 29, 2011
Specialty Retail Stores	$101.8	$85.1
Direct Marketing	36.9	36.2
Corporate expenses	(18.0)	(17.0)
Amortization of intangible assets and favorable lease commitments	(12.0)	(15.1)
Total operating earnings	$108.7	$89.2

Operating earnings for our Specialty Retail Stores segment were $101.8 million, or 10.1% of Specialty Retail Stores revenues, for the second quarter of fiscal year 2012 compared to $85.1 million, or 9.1% of Specialty Retail Stores revenues, for the prior year fiscal period.  The increase in operating margin as a percentage of revenues for Specialty Retail Stores was primarily due to:

•                  higher levels of full-price sales and lower net markdowns and promotions costs; and

•                  the leveraging of a significant portion of our expenses on the higher level of revenues; partially offset by

•                  higher marketing and selling costs.

Operating earnings for Direct Marketing were $36.9 million, or 13.8% of Direct Marketing revenues, in the second quarter of fiscal year 2012 compared to $36.2 million, or 15.4% of Direct Marketing revenues, for the prior year fiscal period.  The decrease in operating margin as a percentage of revenues for Direct Marketing was primarily the result of:

•                  decreased product margins primarily due to lower delivery and processing net revenues and higher net markdowns and promotions costs; and

•                  higher marketing and selling costs; partially offset by

•                  the leveraging of a significant portion of our expenses on the higher level of revenues.

Interest expense.  Net interest expense was $43.1 million, or 3.4% of revenues, in the second quarter of fiscal year 2012 and $55.2 million, or 4.7% of revenues, for the prior year fiscal period.  The net decrease in interest expense is primarily due to 1) the repurchase and redemption of our Senior Notes in the fourth quarter of fiscal year 2011, partially offset by 2) higher interest expense incurred on the higher Senior Secured Term Loan Facility borrowings.  The significant components of interest expense are as follows:

	Thirteen weeks ended
(in thousands)	January 28, 2012	January 29, 2011

Senior Secured Term Loan Facility	$24,463	$17,617
2028 Debentures	2,227	2,202
Senior Notes	—	16,930
Senior Subordinated Notes	12,968	12,969
Amortization of debt issue costs	2,136	3,956
Other, net	1,708	1,661
Capitalized interest	(417)	(87)
Interest expense, net	$43,085	$55,248

Income tax expense.  Our effective income tax rate for the second quarter of fiscal year 2012 was 38.9% compared to 38.0% for the second quarter of fiscal year 2011.  Our effective income tax rate for the second quarter of fiscal year 2012 and the prior fiscal year period exceeded the statutory rate primarily due to state income taxes and anticipated settlements with taxing authorities.

The Internal Revenue Service (IRS) began an examination of our fiscal year 2008 federal income tax return in the second quarter of fiscal year 2011 and began an examination of our fiscal year 2009 federal income tax return in the third quarter of fiscal year 2011.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2006.  We believe our recorded tax liabilities as of January 28, 2012 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

Twenty-Six Weeks Ended January 28, 2012 Compared to Twenty-Six Weeks Ended January 29, 2011

Revenues.  Our revenues for year-to-date fiscal 2012 of $2,282.3 million increased by $183.5 million, or 8.7%, from $2,098.8 million in year-to-date fiscal 2011.  The increase in revenues was due to increases in comparable revenues resulting from a higher level of customer demand.  New stores generated revenues of $4.7 million in year-to-date fiscal 2012.

Comparable revenues for the twenty-six weeks ended January 28, 2012 were $2,277.6 million compared to $2,098.8 million in year-to-date fiscal 2011, representing an increase of 8.5%.  Changes in comparable revenues, by quarter and by reportable segment, were:

	First Fiscal Quarter	Second Fiscal Quarter	Year-to-Date Fiscal 2012
Specialty Retail Stores	6.4%	7.8%	7.2%
Direct Marketing	15.2%	13.5%	14.2%
Total	8.0%	9.0%	8.5%

Internet revenues generated by our Direct Marketing operation were $404.6 million for year-to-date fiscal 2012, an increase of 18.3% compared to the prior year fiscal period.  Catalog revenues decreased 9.5% compared to the prior year fiscal period as we continue to reduce our catalog circulation and our customers continue to migrate toward online retailing.

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for year-to-date fiscal 2012 were 64.3% of revenues compared to 64.6% of revenues for year-to-date fiscal 2011.  The decrease in COGS by 0.3% of revenues in year-to-date fiscal 2012 was primarily due to:

•                  increased product margins of approximately 0.4% of revenues due to higher levels of full-price sales and lower net markdowns and promotions costs, primarily attributable to our Specialty Retail Stores; and

•                  the leveraging of buying and occupancy costs by 0.2% of revenues on higher revenues; partially offset by

•                  lower delivery and processing net revenues of 0.2% of revenues at our Direct Marketing operation.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses as a percentage of revenues increased to 22.8% of revenues in year-to-date fiscal 2012 compared to 22.7% of revenues in the prior year fiscal period.  The slight increase in SG&A expenses by 0.1% of revenues in year-to-date fiscal 2012 was primarily due to:

•                  higher marketing and selling costs of approximately 0.4% of revenues primarily due to higher web marketing expenditures at our Direct Marketing operation; and

•                  higher spending incurred primarily in connection with corporate initiatives and professional fees of approximately 0.2% of revenues; partially offset by

•                  favorable payroll and other costs of approximately 0.5% of revenues, primarily due to the leveraging of these expenses on higher revenues.

Income from credit card program.  We earned Program Income of $25.9 million, or 1.1% of revenues, in year-to-date fiscal 2012 compared to $21.5 million, or 1.0% of revenues, in year-to-date fiscal 2011.  The increase in Program Income, as a percentage of revenues, in year-to-date fiscal 2012 compared to the prior year fiscal period is primarily due to increases in the overall profitability and performance of the credit card portfolio.

Depreciation expense.  Depreciation expense was $63.2 million, or 2.8% of revenues, in year-to-date fiscal 2012 compared to $65.9 million, or 3.1% of revenues, in year-to-date fiscal 2011.  The decrease in depreciation expense resulted primarily from lower levels of capital spending in recent years.

Amortization expense.  Amortization of intangible assets (primarily customer lists and favorable lease commitments) aggregated $26.1 million, or 1.1% of revenues, in year-to-date fiscal 2012 compared to $32.4 million, or 1.5% of revenues, in year-to-date fiscal 2011.  The decrease in amortization expense is primarily due to certain short-lived intangible assets becoming fully amortized.

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

	Twenty-Six weeks ended
(in millions)	January 28, 2012	January 29, 2011
Specialty Retail Stores	$227.1	$193.1
Direct Marketing	65.0	61.2
Corporate expenses	(34.5)	(32.9)
Amortization of intangible assets and favorable lease commitments	(26.1)	(32.4)
Total operating earnings	$231.5	$189.0

Operating earnings for our Specialty Retail Stores segment were $227.1 million, or 12.4% of Specialty Retail Stores revenues, in year-to-date fiscal 2012 compared to $193.1 million, or 11.4% of Specialty Retail Stores revenues, for the prior year fiscal period.  The increase in operating margin as a percentage of revenues for Specialty Retail Stores was primarily due to:

•                  higher levels of full-price sales and lower net markdowns and promotions costs; and

•                  the leveraging of a significant portion of our expenses on the higher level of revenues; partially offset by

•                  higher marketing and selling costs.

Operating earnings for Direct Marketing were $65.0 million, or 14.2% of Direct Marketing revenues, in year-to-date fiscal 2012 compared to $61.2 million, or 15.2% of Direct Marketing revenues, for the prior year fiscal period.  The decrease in operating margin as a percentage of revenues for Direct Marketing was primarily the result of:

•                  decreased product margins primarily due to lower delivery and processing net revenues and higher net markdowns and promotions costs; and

•                  higher marketing and selling costs; partially offset by

•                  the leveraging of a significant portion of our expenses on the higher level of revenues.

Interest expense.  Net interest expense was $86.2 million, or 3.8% of revenues, in year-to-date fiscal 2012 and $113.7 million, or 5.4% of revenues, for the prior year fiscal period.  The net decrease in interest expense is primarily due to 1) the repurchase and redemption of our Senior Notes in the fourth quarter of fiscal year 2011, partially offset by 2) higher interest expense incurred on the higher Senior Secured Term Loan Facility borrowings.  The significant components of interest expense are as follows:

	Twenty-Six weeks ended
(in thousands)	January 28, 2012	January 29, 2011

Senior Secured Term Loan Facility	$49,197	$38,183
2028 Debentures	4,453	4,428
Senior Notes	—	33,674
Senior Subordinated Notes	25,936	25,795
Amortization of debt issue costs	4,244	8,629
Other, net	3,077	3,098
Capitalized interest	(728)	(129)
Interest expense, net	$86,179	$113,678

Income tax expense.  Our effective income tax rate for year-to-date fiscal 2012 was 39.1% compared to 37.9% for year-to-date fiscal 2011.  Our effective income tax rate for year-to-date fiscal 2012 and the prior fiscal year period exceeded the statutory rate primarily due to state income taxes and anticipated settlements with taxing authorities.

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

The following table reconciles net earnings as reflected in our Condensed Consolidated Statements of Operations prepared in accordance with GAAP to EBITDA:

	Thirteen weeks ended		Twenty-Six weeks ended
(dollars in millions)	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011

Net earnings	$40.1	$21.0	$88.5	$46.8
Income tax expense	25.5	13.0	56.7	28.5
Interest expense, net	43.1	55.2	86.2	113.7
Depreciation expense	31.7	32.1	63.2	65.9
Amortization of intangible assets and favorable lease commitments	12.0	15.1	26.1	32.4
EBITDA	$152.4	$136.4	$320.7	$287.3
EBITDA as a percentage of revenues	11.9%	11.6%	14.1%	13.7%

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

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of inventories.  We have typically financed the increases in working capital needs during the first and second fiscal quarters with available cash balances, cash flows from operations and, if necessary, with cash provided from borrowings under our credit facilities.  We have made no borrowings under our Asset-Based Revolving Credit Facility during year-to-date fiscal 2012 or 2011.

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

At January 28, 2012, cash and cash equivalents were $433.1 million compared to $530.7 million at January 29, 2011.  The decrease in cash balances at January 28, 2012 was primarily due to cash used to reduce our long-term debt of $198.2 million during the fourth quarter of fiscal year 2011, partially offset by net cash provided by our operating activities.  Net cash provided by our operating activities was $185.5 million in year-to-date fiscal 2012 compared to $164.5 million in year-to-date fiscal 2011.  The increase in the net cash provided by our operating activities was primarily due to an increase in net earnings.

Net cash used for investing activities, representing capital expenditures, was $73.4 million in year-to-date fiscal 2012 and $41.2 million in year-to-date fiscal 2011.  We incurred capital expenditures in both year-to-date fiscal 2012 and fiscal 2011 related to the construction of our new store in Walnut Creek, California scheduled to open in March 2012.  During year-to-date fiscal 2012, we also incurred capital expenditures for the renovation of portions of our Bergdorf Goodman store in New York City, our Bal Harbour Neiman Marcus store and information technology enhancements.  Currently, we project gross capital expenditures for fiscal year 2012 to be approximately $170 to $180 million.  Net of developer contributions, capital expenditures for fiscal year 2012 are projected to be approximately $160 to $170 million.

Net cash used for financing activities was $0.6 million in year-to-date fiscal 2012 as compared to $13.6 million in year-to-date fiscal 2011.  Pursuant to the terms of our Senior Secured Term Loan Facility, in the first quarter of fiscal year 2011, we prepaid $7.6 million of outstanding borrowings under that facility from excess cash flow, as defined in the credit agreement, that we generated in fiscal year 2010.  We were not required to prepay any outstanding term loans pursuant to the annual excess cash flow requirements for fiscal year 2011.  In addition, in the second quarter of fiscal year 2011, we incurred $5.9 million of debt issuance costs as a result of amending and restating the terms of our Senior Secured Term Loan Facility.

As described in Part II — Item 5, subsequent to the period covered by this report, we are considering declaring a dividend not to exceed approximately $500.0 million, but no decision has been made concerning the declaration or payment of any dividend.  Depending upon the size of the dividend, if any, we may be required to utilize our Asset-Based Revolving Credit Facility in connection with the dividend.

Financing Structure at January 28, 2012

At January 28, 2012, our major sources of funds are comprised of vendor financing, a $700.0 million Asset-Based Revolving Credit Facility, $2,060.0 million Senior Secured Term Loan Facility, $500.0 million Senior Subordinated Notes, $125.0 million 2028 Debentures and operating leases.

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

On January 28, 2012, NMG had no borrowings outstanding under this facility, $1.8 million of outstanding letters of credit and $628.2 million of unused borrowing availability.  NMG is required to pay interest on borrowings pursuant to a specified formula, as well as a commitment fee in respect to unused commitments, as set forth in Note 3 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 and Note 6 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 30, 2011, which contains a further description of the terms of the Asset-Based Revolving Credit Facility.

Senior Secured Term Loan Facility.  In October 2005, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility.  In May 2011, NMG entered into an amendment and restatement (the TLF Amendment) of the Senior Secured Term Loan Facility.  The TLF Amendment increased the amount of borrowings to $2,060.0 million and extended the maturity of the loans to May 16, 2018.  Loans that were not extended under the TLF Amendment were refinanced.  The proceeds of the incremental borrowings under the term loan facility, along with cash on hand, were used to repurchase or redeem the $752.4 million principal amount outstanding of Senior Notes.  The TLF Amendment also provided for an uncommitted incremental facility to request lenders to provide additional term loans, upon certain conditions, including that NMG’s secured leverage ratio (as defined in the TLF Amendment) is less than or equal to 4.50 to 1.00 on a pro forma basis after giving effect to the incremental loans and the use of proceeds thereof.  At January 28, 2012, the outstanding balance under the Senior Secured Term Loan Facility was $2,060.0 million.  The principal amount of the loans outstanding is due and payable in full on May 16, 2018.

At January 28, 2012, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of 1) the prime rate of Credit Suisse AG (the administrative agent), 2) the federal funds effective rate plus 1/2 of 1.00% and 3) the adjusted one-month LIBOR rate plus 1.00% or (b) an adjusted LIBOR rate (for a period equal to the relevant interest period, and in any event, never less than 1.25%), subject to certain adjustments, in each case plus an applicable margin.  In addition to extending the maturity of a portion of the existing term loans under the Senior Secured Term Loan Facility, the TLF Amendment changed the “applicable margin” used in calculating the interest rate under the term loans.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.75% at January 28, 2012.  The applicable margin with respect to base rate borrowings is 2.50% and the applicable margin with respect to LIBOR borrowings is 3.50%.

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

Interest Rate Caps.  In connection with the Acquisition, we entered into $2,575.0 million of floating rate debt obligations, of which $2,125.0 million was outstanding at the Acquisition date and $2,060.0 million was outstanding at January 28, 2012.  Effective January 2010, NMG entered into interest rate cap agreements in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness once our earlier interest rate swap expired in December 2010.  The interest rate cap agreements cap LIBOR at 2.50% from December 2010 through December 2012 for an aggregate notional amount of $500.0 million.  Effective August 2011, NMG entered into additional interest rate cap agreements which cap LIBOR at 2.50% for an aggregate notional amount of $1,000.0 million from December 2012 through December 2014.  In the event LIBOR is less than 2.50%, NMG will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than 2.50%, NMG will pay interest at the capped rate of 2.50%.

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

•                  our ability to provide credit to our customers pursuant to our proprietary credit card program arrangement, including any future changes in the terms of such arrangement and/or legislation impacting the extension of credit to our customers;

•                  the design and implementation of new information systems as well as enhancements of existing systems; and

•                  other risks, uncertainties and factors set forth in Part I — Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 30, 2011 as filed with the Securities and Exchange Commission on September 20, 2011.

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

ITEM 4.  CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation as of January 28, 2012, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the design and operating effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b. Changes in Internal Control over Financial Reporting.

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems.  No change occurred in our internal controls over financial reporting during the quarter ended January 28, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of fiscal year 2012, certain of our option holders exercised 2,716 Accreting Options with a weighted average exercise price of $1,100 per option.  The foregoing transactions were consummated without registration in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

ITEM 5.  OTHER INFORMATION

We are commencing a tender offer to obtain the consent of current and former employees who hold options granted pursuant to the Neiman Marcus, Inc. Management Equity Incentive Plan (the Plan) to the amendment of those options.  The amendment would eliminate Section 4.13(d) of the Plan, thereby giving the board of directors flexibility in the event of the payment of an extraordinary dividend to adjust outstanding options under other provisions in the Plan that are generally applicable to changes in the Company’s capitalization.  We are considering declaring a dividend not to exceed approximately $500.0 million, but no decision has been made concerning the declaration or payment of any dividend.  Depending upon the size of the dividend, if any, we may be required to utilize our Asset-Based Revolving Credit Facility in connection with the dividend.

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

10.1

Letter Agreement dated January 26, 2012 by and among HSBC Nevada, N.A., HSBC Card Services, Inc., HSBC Finance Corporation, The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., and Capital One Financial Corporation. (1)

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

(1)   Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NEIMAN MARCUS, INC.

(Registrant)

Signature	Title	Date

/s/ T. Dale Stapleton	Senior Vice President and Chief Accounting Officer (on behalf of the registrant and as principal accounting officer)	March 2, 2012
T. Dale Stapleton