Form 10-Q
period 2012-04-28
Neiman Marcus, Inc.
filed 2012-06-06
CIK 1358651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 28, 2012

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

There were 1,017,502 shares of the registrant’s common stock, par value $0.01 per share, outstanding at May 29, 2012.

NEIMAN MARCUS, INC.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except shares)	April 28, 2012	July 30, 2011	April 30, 2011

ASSETS
Current assets:
Cash and cash equivalents	$64,696	$321,591	$522,373
Merchandise inventories	945,792	839,334	845,070
Deferred income taxes	24,059	20,445	22,921
Other current assets	96,351	121,371	87,014
Total current assets	1,130,898	1,302,741	1,477,378

Property and equipment, net	887,916	873,199	877,439
Goodwill	1,263,433	1,263,433	1,263,433
Intangible assets, net	1,841,582	1,879,707	1,894,784
Other assets	76,187	45,689	54,112
Total assets	$5,200,016	$5,364,769	$5,567,146

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$246,511	$291,311	$214,968
Accrued liabilities	452,707	370,889	406,562
Total current liabilities	699,218	662,200	621,530

Long-term liabilities:
Long-term debt	2,806,833	2,681,687	2,879,818
Deferred income taxes	665,126	683,908	661,243
Deferred real estate credits	105,817	99,991	101,578
Other long-term liabilities	223,330	242,686	264,663
Total long-term liabilities	3,801,106	3,708,272	3,907,302

Common stock (par value $0.01 per share, 5,000,000 shares authorized and 1,017,502 shares issued and outstanding at April 28, 2012 and 1,014,915 shares issued and outstanding at July 30, 2011 and April 30, 2011)	10	10	10
Additional paid-in capital	993,491	1,438,393	1,435,451
Accumulated other comprehensive loss	(73,892)	(73,045)	(87,468)
Accumulated deficit	(219,917)	(371,061)	(309,679)
Total shareholders’ equity	699,692	994,297	1,038,314
Total liabilities and shareholders’ equity	$5,200,016	$5,364,769	$5,567,146

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Thirteen weeks ended
(in thousands)	April 28, 2012	April 30, 2011

Revenues	$1,057,727	$983,815
Cost of goods sold including buying and occupancy costs (excluding depreciation)	629,404	593,496
Selling, general and administrative expenses (excluding depreciation)	249,668	232,948
Income from credit card program	(12,495)	(12,499)
Depreciation expense	32,558	31,554
Amortization of intangible assets	7,529	10,607
Amortization of favorable lease commitments	4,469	4,469

Operating earnings	146,594	123,240

Interest expense, net	44,354	51,676

Earnings before income taxes	102,240	71,564

Income tax expense	39,600	25,327

Net earnings	$62,640	$46,237

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Thirty-Nine weeks ended
(in thousands)	April 28, 2012	April 30, 2011

Revenues	$3,340,016	$3,082,622
Cost of goods sold including buying and occupancy costs (excluding depreciation)	2,097,127	1,949,815
Selling, general and administrative expenses (excluding depreciation)	769,395	709,642
Income from credit card program	(38,393)	(33,987)
Depreciation expense	95,713	97,421
Amortization of intangible assets	24,717	34,063
Amortization of favorable lease commitments	13,408	13,408

Operating earnings	378,049	312,260

Interest expense, net	130,533	165,354

Earnings before income taxes	247,516	146,906

Income tax expense	96,372	53,901

Net earnings	$151,144	$93,005

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Thirty-Nine weeks ended
(in thousands)	April 28, 2012	April 30, 2011

CASH FLOWS - OPERATING ACTIVITIES
Net earnings	$151,144	$93,005
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	140,188	157,477
Deferred income taxes	(21,845)	(11,797)
Other	422	(581)
	269,909	238,104
Changes in operating assets and liabilities:
Merchandise inventories	(106,458)	(54,554)
Other current assets	25,020	30,830
Other assets	(5,300)	(1,597)
Accounts payable and accrued liabilities	36,934	(12,273)
Deferred real estate credits	10,975	10,402
Funding of defined benefit pension plan	(25,100)	(30,000)
Net cash provided by operating activities	205,980	180,912

CASH FLOWS – INVESTING ACTIVITIES
Capital expenditures	(108,565)	(65,991)
Investment in foreign e-commerce retailer	(29,421)	—
Net cash used for investing activities	(137,986)	(65,991)

CASH FLOWS – FINANCING ACTIVITIES
Borrowings under Senior Secured Asset-Based Revolving Credit Facility	150,000	—
Repayment of borrowings	(25,000)	(7,648)
Distributions to shareholders	(449,295)	—
Debt issuance costs paid	(594)	(5,907)
Net cash used for financing activities	(324,889)	(13,555)

CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	(256,895)	101,366
Beginning balance	321,591	421,007
Ending balance	$64,696	$522,373

Supplemental Schedule of Cash Flow Information
Cash paid during the period for:
Interest	$133,688	$167,018
Income taxes	$47,318	$19,584

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

The specialty retail industry is seasonal in nature, with a higher level of sales typically generated in the fall and holiday selling seasons.  Due to seasonal and other factors, the results of operations for the third quarter of fiscal year 2012 are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

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

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar.  All references to the third quarter of fiscal year 2012 relate to the thirteen weeks ended April 28, 2012.  All references to the third quarter of fiscal year 2011 relate to the thirteen weeks ended April 30, 2011.  All references to year-to-date fiscal 2012 relate to the thirty-nine weeks ended April 28, 2012.  All references to year-to-date fiscal 2011 relate to the thirty-nine weeks ended April 30, 2011.

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

At April 28, 2012, July 30, 2011 and April 30, 2011, the fair values of cash and cash equivalents, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments.  See Notes 3 and 4 of the Notes to Condensed Consolidated Financial Statements for the estimated fair values of our long-term debt and derivative financial instruments.

Recent Accounting Pronouncements.  In May 2011, the Financial Accounting Standards Board (FASB) issued guidance related to certain fair value measurements and disclosures.  We adopted this guidance during the third quarter of fiscal year 2012.  The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

In June 2011, the FASB issued guidance to improve the presentation and prominence of comprehensive income and its components as a result of convergence with International Financial Reporting Standards, which is effective for us as of the first quarter of fiscal year 2013.  We do not expect that the implementation of the presentation requirements of this standard will have a material impact on our Consolidated Financial Statements.

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

2.              Goodwill and Intangible Assets, Net

(in thousands)	April 28, 2012	July 30, 2011	April 30, 2011

Goodwill	$1,263,433	$1,263,433	$1,263,433

Tradenames	$1,232,237	$1,233,070	$1,233,347
Customer lists, net	246,945	270,829	281,159
Favorable lease commitments, net	362,400	375,808	380,278
Intangible assets, net	$1,841,582	$1,879,707	$1,894,784

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

2013	$47,436
2014	46,881
2015	46,615
2016	45,867
2017	44,576

3.              Long-term Debt

The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	April 28, 2012	July 30, 2011	April 30, 2011

Senior Secured Asset-Based Revolving Credit Facility	variable	$125,000	$—	$—
Senior Secured Term Loan Facility	variable	2,060,000	2,060,000	1,505,735
2028 Debentures	7.125%	121,833	121,687	121,638
Senior Notes	9.0%/9.75%	—	—	752,445
Senior Subordinated Notes	10.375%	500,000	500,000	500,000
Long-term debt		$2,806,833	$2,681,687	$2,879,818

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

In the third quarter of fiscal year 2012, NMG incurred borrowings under the Asset-Based Revolving Credit Facility of $150.0 million. On April 28, 2012, NMG had $125.0 million of borrowings outstanding under this facility, $1.8 million of outstanding letters of credit and $503.2 million of unused borrowing availability.

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

At April 28, 2012, borrowings under the Asset-Based Revolving Credit Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the highest of (i) a defined prime rate, (ii) the federal funds effective rate plus 1/2 of 1% or (iii) a one-month LIBOR rate plus 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. Following the amendment and restatement, the applicable margin is up to 1.25% with respect to base rate borrowings and up to 2.25% with respect to LIBOR borrowings, provided that for the first three months after the closing of the Asset-Based Revolving Credit Facility, the applicable margin is 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings. The applicable margin is subject to adjustment based on the historical excess availability under the Asset-Based Revolving Credit Facility.  The interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 2.00% at April 28, 2012.  In addition, NMG is required to pay a commitment fee in respect of unused commitments of (a) 0.375% per annum during any applicable period in which the average revolving loan utilization is 40% or more or (b) 0.50% per annum during any applicable period in which the average revolving loan utilization is less than 40%.  NMG must also pay customary letter of credit fees and agency fees.

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

The fair value of the Asset-Based Revolving Credit Facility approximated its carrying value at April 28, 2012 based on similar rates offered for debt of similar remaining maturities and credit risk (Level 2 determination of fair value).

Senior Secured Term Loan Facility.  In October 2005, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility.  In May 2011, NMG entered into an amendment and restatement (the TLF Amendment) of the Senior Secured Term Loan Facility.  The TLF Amendment increased the amount of borrowings to $2,060.0 million and extended the maturity of the loans to May 16, 2018.  Loans that were not extended under the TLF Amendment were refinanced.  The proceeds of the incremental borrowings under the term loan facility, along with cash on hand, were used to repurchase or redeem the $752.4 million principal amount outstanding of Senior Notes.  The TLF Amendment also provided for an uncommitted incremental facility to request lenders to provide additional term loans, upon certain conditions, including that NMG’s secured leverage ratio (as defined in the TLF Amendment) is less than or equal to 4.50 to 1.00 on a pro forma basis after giving effect to the incremental loans and the use of proceeds thereof.  At April 28, 2012, the outstanding balance under the Senior Secured Term Loan Facility was $2,060.0 million.  The principal amount of the loans outstanding is due and payable in full on May 16, 2018.

At April 28, 2012, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of 1) the prime rate of Credit Suisse AG (the administrative agent), 2) the federal funds effective rate plus 1/2 of 1.00% and 3) the adjusted one-month LIBOR rate plus 1.00% or (b) an adjusted LIBOR rate (for a period equal to the relevant interest period, and in any event, never less than 1.25%), subject to certain adjustments, in each case plus an applicable margin.  In addition to extending the maturity of a portion of the existing term loans under the Senior Secured Term Loan Facility, the TLF Amendment changed the “applicable margin” used in calculating the interest rate under the term loans. The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.75% at April 28, 2012.  The applicable margin with respect to base rate borrowings is 2.50% and the applicable margin with respect to LIBOR borrowings is 3.50%.

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

The fair value of the Senior Secured Term Loan Facility was approximately $2,062.6 million at April 28, 2012, $2,018.8 million at July 30, 2011 and $1,502.0 million at April 30, 2011 based on prevailing market rates (Level 2 determination of fair value).

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

The fair value of the 2028 Debentures was approximately $107.3 million at April 28, 2012, $117.5 million at July 30, 2011 and $120.0 million at April 30, 2011 based on quoted market prices (Level 2 determination of fair value).

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

The fair value of the Senior Subordinated Notes was approximately $522.5 million at April 28, 2012, $523.8 million at July 30, 2011 and $527.5 million at April 30, 2011 based on quoted market prices (Level 2 determination of fair value).

Maturities of Long-Term Debt.  At April 28, 2012, annual maturities of long-term debt during the next five fiscal years and thereafter are as follows (in millions):

2013	$—
2014	—
2015	—
2016	625.0
2017	—
Thereafter	2,181.8

The above table does not reflect future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

Interest Expense. The significant components of interest expense are as follows:

	Thirteen weeks ended		Thirty-Nine weeks ended
(in thousands)	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011

Asset-Based Revolving Credit Facility	$240	$—	$240	$—
Senior Secured Term Loan Facility	25,278	14,170	74,475	52,353
2028 Debentures	2,226	2,226	6,679	6,654
Senior Notes	—	16,929	—	50,603
Senior Subordinated Notes	12,969	12,969	38,905	38,764
Amortization of debt issue costs	2,106	3,955	6,350	12,585
Other, net	1,907	1,554	4,984	4,651
Capitalized interest	(372)	(127)	(1,100)	(256)
Interest expense, net	$44,354	$51,676	$130,533	$165,354

4.              Derivative Financial Instruments

In connection with the Acquisition, we entered into $2,575.0 million of floating rate debt obligations, of which $2,125.0 million was outstanding at the Acquisition date and $2,060.0 million was outstanding at April 28, 2012.

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

Fair Value.  The fair values of the interest rate caps are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (Level 2 determination of fair value).  A summary of the recorded assets with respect to our derivative financial instruments included in our Condensed Consolidated Balance Sheets is as follows:

(in thousands)	April 28, 2012	July 30, 2011	April 30, 2011

Interest rate caps (included in other long-term assets)	$974	$76	$271

Accumulated other comprehensive loss, net of taxes	$5,515	$3,824	$3,902

A summary of the recorded amounts related to our interest rate caps and swaps reflected in our Condensed Consolidated Statements of Operations is as follows:

	Thirteen weeks ended		Thirty-Nine weeks ended
(in thousands)	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011

Realized hedging losses — included in interest expense, net	$930	$78	$2,139	$23,327

Ineffective hedging losses — included in interest expense, net	$—	$—	$—	$104

The amount of losses recorded in other comprehensive loss at April 28, 2012 that is expected to be reclassified into interest expense in the next twelve months, if interest rates remain unchanged, is approximately $4.4 million.

5.              Investment in Foreign E-Commerce Retailer

In the third quarter of fiscal year 2012, NMG made a $29.4 million non-controlling strategic investment in Glamour Sales Holding Limited (Glamour Sales), a privately held e-commerce company based in Hong Kong with leading flash sales websites in Asia.  Through our $29.4 million investment in Glamour Sales, NMG intends to launch a full-price e-commerce website in China by the end of calendar 2012.  This site will feature a mix of full-priced, current season products.  NMG’s 37% investment in the unconsolidated entity is accounted for under the equity method.  The $29.4 million investment is included in other long-term assets within the Condensed Consolidated Balance Sheets.  The investment will be adjusted to reflect subsequent capital contributions, if any, and our equity in earnings / losses of Glamour Sales.

6.              Income Taxes

Our effective income tax rate for the third quarter of fiscal year 2012 was 38.7% compared to 35.4% for the third quarter of fiscal year 2011.  Our effective income tax rate for year-to-date fiscal 2012 was 38.9% compared to 36.7% for year-to-date fiscal 2011.  Our effective income tax rates for the third quarter and year-to-date period of fiscal year 2012 and the prior fiscal year periods exceeded the statutory rate primarily due to state income taxes and anticipated settlements with taxing authorities.

At April 28, 2012, the gross amount of unrecognized tax benefits was $4.4 million, all of which would impact our effective tax rate, if recognized.  We classify interest and penalties as a component of income tax expense and our liability for accrued interest and penalties was $7.2 million at April 28, 2012, $6.2 million at July 30, 2011 and $6.6 million at April 30, 2011.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  The Internal Revenue Service (IRS) began an examination of our fiscal year 2008 federal income tax return in the second quarter of fiscal year 2011 and began an examination of our fiscal year 2009 federal income tax return in the third quarter of fiscal year 2011.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2006.  We believe our recorded tax liabilities as of April 28, 2012 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

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

In April 2012, the Investment Committee of the Company approved the offer of lump sum distributions or annuity distributions (for balances in excess of $5,000 but less than $14,000) for certain vested terminated participants in our Pension Plan.  Dependent upon the acceptance of the offer, distributions during the fourth quarter of fiscal year 2012 could aggregate approximately $25 million of the Pension Plan assets, not to exceed estimated annual interest cost of the Pension Plan.

Obligations for our employee benefit plans, included in other long-term liabilities, are as follows:

(in thousands)	April 28, 2012	July 30, 2011	April 30, 2011

Pension Plan	$73,549	$98,683	$123,154
SERP Plan	99,427	99,942	97,802
Postretirement Plan	14,868	15,651	16,790
	187,844	214,276	237,746
Less: current portion	(5,599)	(6,035)	(5,568)
Long-term portion of benefit obligations	$182,245	$208,241	$232,178

As of April 28, 2012, we have $68.4 million (net of taxes of $44.4 million) of adjustments to our benefit obligations recorded as increases to accumulated other comprehensive loss.

Costs of Benefits.  The components of the expenses we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Thirteen weeks ended		Thirty-Nine weeks ended
(in thousands)	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
Pension Plan:
Interest cost	$6,190	$6,054	$18,570	$18,162
Expected return on plan assets	(6,774)	(6,552)	(20,322)	(19,658)
Net amortization of losses	654	544	1,962	1,632
Pension Plan expense	$70	$46	$210	$136

SERP Plan:
Interest cost	$1,204	$1,230	$3,612	$3,690
SERP Plan expense	$1,204	$1,230	$3,612	$3,690

Postretirement Plan:
Service cost	$8	$16	$25	$46
Interest cost	195	217	585	653
Net amortization of prior service cost	(389)	(389)	(1,167)	(1,167)
Net amortization of losses	106	173	318	518
Postretirement Plan (income) expense	$(80)	$17	$(239)	$50

Funding Policy and Plan Status.  Our policy is to fund the Pension Plan at or above the minimum required by law.  In fiscal year 2011, we were not required to make contributions to the Pension Plan; however, we made a voluntary contribution to our Pension Plan of $30.0 million in the third quarter of fiscal year 2011.  In the third quarter of fiscal year 2012, we made voluntary contributions to our Pension Plan of $25.1 million and are not required to make contributions to the Pension Plan for the remainder of fiscal year 2012.  We will continue to evaluate voluntary contributions to our Pension Plan based upon the unfunded position of the Pension Plan, our available liquidity and other factors.

8.              Distributions to Shareholders

On March 28, 2012, the Board of Directors of NMG declared a cash dividend (the Dividend) of $435 per share of its outstanding common stock resulting in total distributions to our shareholders and certain option holders (including related expenses) of $449.3 million.  In connection with the Dividend, we incurred borrowings under the Asset-Based Revolving Credit Facility of $150.0 million.  These proceeds, along with cash on hand, were used to fund the Dividend.  The Dividend was paid on March 30, 2012 to stockholders of record at the close of business on March 28, 2012.

9.              Stock-Based Compensation

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

Stock Option Modification.  In connection with the payment of the Dividend in the third quarter of fiscal year 2012, the Company adjusted the exercise price of 45,812 unvested options outstanding on the payment date by the per share amount of the Dividend of $435 per share.  Holders of 47,055 vested options received a cash payment in respect of their vested options equal to 50% of the per share amount of the Dividend ($217.50 per share) and a decrease in the exercise price of their vested options for the remaining 50% of the per share amount of the Dividend.  There was no impact to the Company as a result of the stock option modification triggered by the payment of the Dividend as the post-modification fair value was less than the pre-modification fair value of both vested and unvested options outstanding.

Grant Date Fair Value of Stock Options.  At the date of grant, the stock option exercise price equals or exceeds the fair market value of our common stock.  Because we are privately held and there is no public market for our common stock, the fair market value of our common stock is determined by our Compensation Committee at the time option grants are awarded (Level 3 determination of fair value).  In determining the fair value of our common stock, the Compensation Committee considers such factors as the Company’s actual and projected financial results, the principal amount of the Company’s indebtedness, valuations of the Company performed by third parties and other factors it believes are material to the valuation process.

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

We recognize compensation expense for stock options on a straight-line basis over the vesting period.  We recognized non-cash stock compensation expense of $4.9 million in year-to-date fiscal 2012 and $2.8 million in year-to-date fiscal 2011, which is included in selling, general and administrative expenses.

10.       Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss, net of taxes:

(in thousands)	April 28, 2012	July 30, 2011	April 30, 2011

Unrealized loss on financial instruments	$(5,515)	$(3,824)	$(3,902)
Unrealized loss on unfunded benefit obligations	(68,377)	(69,221)	(83,566)
Total accumulated other comprehensive loss	$(73,892)	$(73,045)	$(87,468)

The components of other comprehensive income are:

	Thirty-Nine weeks ended
(in thousands)	April 28, 2012	April 30, 2011
Net earnings from Condensed Consolidated Statements of Operations	$151,144	$93,005
Change in unrealized loss on financial instruments	(1,691)	13,379
Change in unfunded benefit obligations	844	5,427
Total comprehensive income for the period	$150,297	$111,811

11.       Transactions with Sponsors

Pursuant to a management services agreement with affiliates of the Sponsors, and in exchange for ongoing consulting and management advisory services that are provided to us by the Sponsors and their affiliates, affiliates of the Sponsors receive an aggregate annual management fee equal to the lesser of (i) 0.25% of our consolidated annual revenues or (ii) $10 million.  Affiliates of the Sponsors also receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with services provided pursuant to the agreement.  These management fees are payable quarterly in arrears.  We recorded management fees of $8.4 million during year-to-date fiscal 2012 and $7.7 million during year-to-date fiscal 2011, which are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

The management services agreement also provides that affiliates of the Sponsors may receive future fees in connection with certain future financing and acquisition or disposition transactions.  The management services agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

12.       Income from Credit Card Program

We have had a marketing and servicing alliance with HSBC Bank Nevada, N.A. and HSBC Private Label Corporation (collectively referred to as HSBC) since July 2005.  On May 1, 2012, affiliates of Capital One Financial Corporation (Capital One) purchased HSBC’s credit card and private label credit card business in the U.S.  In connection with that purchase, HSBC assigned its rights and obligations under our agreement with HSBC to Capital One and our contract partner is now Capital One rather than HSBC.

Pursuant to the agreement with Capital One, which we refer to as the Program Agreement, Capital One offers proprietary credit card accounts to our customers under both the “Neiman Marcus” and “Bergdorf Goodman” brand names.  Our Program Agreement currently extends to July 2015 (renewable thereafter for three-year terms), subject to the early termination provisions thereunder, including those referenced below.

Under the terms of the Program Agreement, Capital One offers credit cards and non-card payment plans and bears substantially all credit risk with respect to sales transacted on the cards bearing our brands.  We receive payments from Capital One based on sales transacted on our proprietary credit cards.  Such payments are subject to annual adjustments, both increases and decreases, based upon the overall annual profitability and performance of the proprietary credit card portfolio.  In addition, we receive payments from Capital One for marketing and servicing activities we provide to Capital One.

The Program Agreement with HSBC included a change of control provision that would permit us to terminate such agreement following a change of control of HSBC, which occurred upon closing of the Capital One transaction. As part of our agreement with HSBC and Capital One relating to the transition of the Program Agreement to Capital One, we have agreed that if we determine to exercise this termination right, we would exercise it during the six month period following the 180th day after the closing of the Capital One transaction, which will occur on October 28, 2012.  We are currently unable to fully evaluate the impact, if any, on the Company of the transition of our Program Agreement from HSBC to Capital One.

13.       Commitments and Contingencies

Long-term Incentive Plan.  We have a long-term incentive plan (Long-term Incentive Plan) that provides for a cash incentive payable to certain employees upon a change of control, as defined, subject to the attainment of certain performance objectives.  Performance objectives and targets are based on cumulative EBITDA (as defined in the plan) percentages for rolling three year periods beginning in fiscal year 2006.  Earned awards for each completed performance period will be credited to a book account and will earn interest at a contractually defined annual rate until the award is paid.  Awards will be paid upon a change of control, as defined, or an initial public offering, as defined, subject to the requirement that, in each case, the internal rate of return to the Sponsors is positive.  As of April 28, 2012, the vested participant balance in the Long-Term Incentive Plan aggregated $6.8 million.

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

Other.  We had approximately $1.8 million of outstanding irrevocable letters of credit relating to purchase commitments and insurance and other liabilities at April 28, 2012.  We had approximately $3.1 million in surety bonds at April 28, 2012 relating primarily to merchandise imports and state sales tax and utility requirements.

14.       Segment Reporting

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

The following tables set forth the information for our reportable segments:

	Thirteen weeks ended		Thirty-Nine weeks ended
(in thousands)	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011

REVENUES
Specialty Retail Stores	$846,924	$804,433	$2,670,972	$2,502,066
Direct Marketing	210,803	179,382	669,044	580,556
Total	$1,057,727	$983,815	$3,340,016	$3,082,622

OPERATING EARNINGS
Specialty Retail Stores	$134,758	$120,906	$359,567	$314,020
Direct Marketing	41,660	33,434	106,678	94,601
Corporate expenses	(17,826)	(16,024)	(50,071)	(48,890)
Amortization of intangible assets and favorable lease commitments	(11,998)	(15,076)	(38,125)	(47,471)
Total	$146,594	$123,240	$378,049	$312,260

CAPITAL EXPENDITURES
Specialty Retail Stores	$29,833	$19,006	$89,356	$52,599
Direct Marketing	5,317	5,750	19,209	13,392
Total	$35,150	$24,756	$108,565	$65,991

DEPRECIATION EXPENSE
Specialty Retail Stores	$26,532	$26,309	$78,286	$80,424
Direct Marketing	4,739	3,810	13,527	12,020
Other	1,287	1,435	3,900	4,977
Total	$32,558	$31,554	$95,713	$97,421

	April 28, 2012	April 30, 2011
ASSETS
Tangible assets of Specialty Retail Stores	$1,754,906	$1,647,366
Tangible assets of Direct Marketing	208,766	183,545
Corporate assets:
Intangible assets related to Specialty Retail Stores	2,663,202	2,710,084
Intangible assets related to Direct Marketing	441,813	448,133
Other	131,329	578,018
Total	$5,200,016	$5,567,146

15.       Condensed Consolidating Financial Information

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

	April 28, 2012
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$63,841	$855	$—	$64,696
Merchandise inventories	—	825,249	120,543	—	945,792
Other current assets	—	109,129	11,281	—	120,410
Total current assets	—	998,219	132,679	—	1,130,898
Property and equipment, net	—	784,308	103,608	—	887,916
Goodwill	—	1,107,753	155,680	—	1,263,433
Intangible assets, net	—	289,622	1,551,960	—	1,841,582
Other assets	—	74,562	1,625	—	76,187
Investments in subsidiaries	699,692	1,833,698	—	(2,533,390)	—
Total assets	$699,692	$5,088,162	$1,945,552	$(2,533,390)	$5,200,016
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$216,739	$29,772	$—	$246,511
Accrued liabilities	—	372,376	80,331	—	452,707
Total current liabilities	—	589,115	110,103	—	699,218
Long-term liabilities:
Long-term debt	—	2,806,833	—	—	2,806,833
Deferred income taxes	—	665,126	—	—	665,126
Other long-term liabilities	—	327,396	1,751	—	329,147
Total long-term liabilities	—	3,799,355	1,751	—	3,801,106
Total shareholders’ equity	699,692	699,692	1,833,698	(2,533,390)	699,692
Total liabilities and shareholders’ equity	$699,692	$5,088,162	$1,945,552	$(2,533,390)	$5,200,016

	July 30, 2011
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$320,865	$726	$—	$321,591
Merchandise inventories	—	747,653	91,681	—	839,334
Other current assets	—	131,179	10,637	—	141,816
Total current assets	—	1,199,697	103,044	—	1,302,741
Property and equipment, net	—	768,581	104,618	—	873,199
Goodwill	—	1,107,753	155,680	—	1,263,433
Intangible assets, net	—	318,072	1,561,635	—	1,879,707
Other assets	—	44,001	1,688	—	45,689
Investments in subsidiaries	994,297	1,819,641	—	(2,813,938)	—
Total assets	$994,297	$5,257,745	$1,926,665	$(2,813,938)	$5,364,769
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$260,626	$30,685	$—	$291,311
Accrued liabilities	—	296,255	74,634	—	370,889
Total current liabilities	—	556,881	105,319	—	662,200
Long-term liabilities:
Long-term debt	—	2,681,687	—	—	2,681,687
Deferred income taxes	—	683,908	—	—	683,908
Other long-term liabilities	—	340,972	1,705	—	342,677
Total long-term liabilities	—	3,706,567	1,705	—	3,708,272
Total shareholders’ equity	994,297	994,297	1,819,641	(2,813,938)	994,297
Total liabilities and shareholders’ equity	$994,297	$5,257,745	$1,926,665	$(2,813,938)	$5,364,769

	April 30, 2011
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$521,422	$951	$—	$522,373
Merchandise inventories	—	742,749	102,321	—	845,070
Other current assets	—	100,468	9,467	—	109,935
Total current assets	—	1,364,639	112,739	—	1,477,378
Property and equipment, net	—	772,322	105,117	—	877,439
Goodwill	—	1,107,753	155,680	—	1,263,433
Intangible assets, net	—	329,924	1,564,860	—	1,894,784
Other assets	—	52,404	1,708	—	54,112
Investments in subsidiaries	1,038,314	1,835,632	—	(2,873,946)	—
Total assets	$1,038,314	$5,462,674	$1,940,104	$(2,873,946)	$5,567,146
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$188,292	$26,676	$—	$214,968
Accrued liabilities	—	330,518	76,044	—	406,562
Total current liabilities	—	518,810	102,720	—	621,530
Long-term liabilities:
Long-term debt	—	2,879,818	—	—	2,879,818
Deferred income taxes	—	661,243	—	—	661,243
Other long-term liabilities	—	364,489	1,752	—	366,241
Total long-term liabilities	—	3,905,550	1,752	—	3,907,302
Total shareholders’ equity	1,038,314	1,038,314	1,835,632	(2,873,946)	1,038,314
Total liabilities and shareholders’ equity	$1,038,314	$5,462,674	$1,940,104	$(2,873,946)	$5,567,146

	Thirteen weeks ended April 28, 2012
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$881,830	$175,897	$—	$1,057,727
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	528,317	101,087	—	629,404
Selling, general and administrative expenses (excluding depreciation)	—	219,421	30,247	—	249,668
Income from credit card program	—	(11,399)	(1,096)	—	(12,495)
Depreciation expense	—	29,212	3,346	—	32,558
Amortization of intangible assets and favorable lease commitments	—	8,773	3,225	—	11,998
Operating earnings	—	107,506	39,088	—	146,594
Interest expense, net	—	44,353	1	—	44,354
Intercompany royalty charges (income)	—	49,474	(49,474)	—	—
Equity in (earnings) loss of subsidiaries	(62,640)	(88,561)	—	151,201	—
Earnings (loss) before income taxes	62,640	102,240	88,561	(151,201)	102,240
Income tax expense	—	39,600	—	—	39,600
Net earnings (loss)	$62,640	$62,640	$88,561	$(151,201)	$62,640

	Thirteen weeks ended April 30, 2011
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$817,642	$166,173	$—	$983,815
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	496,007	97,489	—	593,496
Selling, general and administrative expenses (excluding depreciation)	—	204,937	28,011	—	232,948
Income from credit card program	—	(11,698)	(801)	—	(12,499)
Depreciation expense	—	28,035	3,519	—	31,554
Amortization of intangible assets and favorable lease commitments	—	11,850	3,226	—	15,076
Operating earnings	—	88,511	34,729	—	123,240
Interest expense, net	—	51,675	1	—	51,676
Intercompany royalty charges (income)	—	47,535	(47,535)	—	—
Equity in (earnings) loss of subsidiaries	(46,237)	(82,263)	—	128,500	—
Earnings (loss) before income taxes	46,237	71,564	82,263	(128,500)	71,564
Income tax expense	—	25,327	—	—	25,327
Net earnings (loss)	$46,237	$46,237	$82,263	$(128,500)	$46,237

	Thirty-Nine weeks ended April 28, 2012
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,775,949	$564,067	$—	$3,340,016
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,747,258	349,869	—	2,097,127
Selling, general and administrative expenses (excluding depreciation)	—	674,425	94,970	—	769,395
Income from credit card program	—	(34,954)	(3,439)	—	(38,393)
Depreciation expense	—	85,433	10,280	—	95,713
Amortization of intangible assets and favorable lease commitments	—	28,450	9,675	—	38,125
Operating earnings	—	275,337	102,712	—	378,049
Interest expense, net	—	130,530	3	—	130,533
Intercompany royalty charges (income)	—	157,484	(157,484)	—	—
Equity in (earnings) loss of subsidiaries	(151,144)	(260,193)	—	411,337	—
Earnings (loss) before income taxes	151,144	247,516	260,193	(411,337)	247,516
Income tax expense	—	96,372	—	—	96,372
Net earnings (loss)	$151,144	$151,144	$260,193	$(411,337)	$151,144

	Thirty-Nine weeks ended April 30, 2011
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,556,237	$526,385	$—	$3,082,622
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,623,927	325,888	—	1,949,815
Selling, general and administrative expenses (excluding depreciation)	—	622,599	87,043	—	709,642
Income from credit card program	—	(31,506)	(2,481)	—	(33,987)
Depreciation expense	—	86,869	10,552	—	97,421
Amortization of intangible assets and favorable lease commitments	—	37,798	9,673	—	47,471
Operating earnings	—	216,550	95,710	—	312,260
Interest expense, net	—	165,351	3	—	165,354
Intercompany royalty charges (income)	—	149,694	(149,694)	—	—
Equity in (earnings) loss of subsidiaries	(93,005)	(245,401)	—	338,406	—
Earnings (loss) before income taxes	93,005	146,906	245,401	(338,406)	146,906
Income tax expense	—	53,901	—	—	53,901
Net earnings (loss)	$93,005	$93,005	$245,401	$(338,406)	$93,005

	Thirty-Nine weeks ended April 28, 2012
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$151,144	$151,144	$260,193	$(411,337)	$151,144
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	120,233	19,955	—	140,188
Deferred income taxes	—	(21,845)	—	—	(21,845)
Other	—	313	109	—	422
Intercompany royalty income payable (receivable)	—	157,484	(157,484)	—	—
Equity in (earnings) loss of subsidiaries	(151,144)	(260,193)	—	411,337	—
Changes in operating assets and liabilities, net	—	50,055	(113,984)	—	(63,929)
Net cash provided by operating activities	—	197,191	8,789	—	205,980
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(99,905)	(8,660)	—	(108,565)
Investment in foreign e-commerce retailer	—	(29,421)	—	—	(29,421)
Net cash used for investing activities	—	(129,326)	(8,660)	—	(137,986)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Senior Secured Asset-Based Revolving Credit Facility	—	150,000	—	—	150,000
Repayment of borrowings	—	(25,000)	—	—	(25,000)
Distributions to shareholders	—	(449,295)	—	—	(449,295)
Debt issuance costs paid	—	(594)	—	—	(594)
Net cash used for financing activities	—	(324,889)	—	—	(324,889)
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(257,024)	129	—	(256,895)
Beginning balance	—	320,865	726	—	321,591
Ending balance	$—	$63,841	$855	$—	$64,696

	Thirty-Nine weeks ended April 30, 2011
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$93,005	$93,005	$245,401	$(338,406)	$93,005
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	137,252	20,225	—	157,477
Deferred income taxes	—	(11,797)	—	—	(11,797)
Other	—	(872)	291	—	(581)
Intercompany royalty income payable (receivable)	—	149,694	(149,694)	—	—
Equity in (earnings) loss of subsidiaries	(93,005)	(245,401)	—	338,406	—
Changes in operating assets and liabilities, net	—	53,673	(110,865)	—	(57,192)
Net cash provided by operating activities	—	175,554	5,358	—	180,912
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(60,740)	(5,251)	—	(65,991)
Net cash used for investing activities	—	(60,740)	(5,251)	—	(65,991)
CASH FLOWS—FINANCING ACTIVITIES
Repayment of borrowings	—	(7,648)	—	—	(7,648)
Debt issuance costs paid	—	(5,907)	—	—	(5,907)
Net cash used for financing activities	—	(13,555)	—	—	(13,555)
CASH AND CASH EQUIVALENTS
Increase during the period	—	101,259	107	—	101,366
Beginning balance	—	420,163	844	—	421,007
Ending balance	$—	$521,422	$951	$—	$522,373

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

In the third quarter of fiscal year 2012, NMG made a $29.4 million non-controlling strategic investment in Glamour Sales Holding Limited (Glamour Sales), a privately held e-commerce company based in Hong Kong with leading flash sales websites in Asia.  Through our $29.4 million investment in Glamour Sales, NMG intends to launch a full-price e-commerce website in China by the end of calendar 2012.  This site will feature a mix of full-priced, current season products.  NMG’s 37% investment in the unconsolidated entity is accounted for under the equity method.

On March 28, 2012, the Board of Directors of NMG declared a cash dividend (the Dividend) of $435 per share of its outstanding common stock resulting in total distributions to our shareholders and certain option holders (including related expenses) of $449.3 million.  In connection with the Dividend, we incurred borrowings under the Asset-Based Revolving Credit Facility of $150.0 million.  These proceeds, along with cash on hand, were used to fund the Dividend.  The Dividend was paid on March 30, 2012 to stockholders of record at the close of business on March 28, 2012.

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar.  All references to the third quarter of fiscal year 2012 relate to the thirteen weeks ended April 28, 2012.  All references to the third quarter of fiscal year 2011 relate to the thirteen weeks ended April 30, 2011.  All references to year-to-date fiscal 2012 relate to the thirty-nine weeks ended April 28, 2012.  All references to year-to-date fiscal 2011 relate to the thirty-nine weeks ended April 30, 2011.

Fiscal Year 2012 Summary

A summary of our operating results is as follows:

•                  Revenues—Our revenues in the third quarter and year-to-date period of fiscal year 2012 were positively impacted by a higher level of customer demand.  As a result, our revenues for the third quarter of fiscal year 2012 were $1,057.7 million, an increase of 7.5% as compared to the third quarter of fiscal year 2011.  Comparable revenues increased by 6.7% in the third quarter of fiscal year 2012.

Our revenues for year-to-date fiscal 2012 were $3,340.0 million, an increase of 8.3% compared to year-to-date fiscal 2011 reflecting an increase in comparable revenues of 7.9%.

For Specialty Retail Stores, our sales per square foot for the last twelve trailing months were $530 as of April 28, 2012, $525 as of January 28, 2012 and $492 as of April 30, 2011.

•                  Cost of goods sold including buying and occupancy costs (excluding depreciation) (COGS)—COGS represented 59.5% of revenues in the third quarter of fiscal year 2012, an improvement of 0.8% of revenues compared to the third quarter of fiscal year 2011.  COGS represented 62.8% of revenues in year-to-date fiscal 2012, an improvement of 0.5% of revenues compared to year-to-date fiscal 2011.  The decreases in COGS, as percentages of revenues, were primarily due to 1) favorable merchandise mix and higher levels of full-price sales and lower net markdowns and promotions costs and 2) the leveraging of buying and occupancy costs on higher revenues, partially offset by 3) lower delivery and processing net revenues at our Direct Marketing operation.

•                  Selling, general and administrative expenses (excluding depreciation) (SG&A)—SG&A represented 23.6% of revenues in the third quarter of fiscal year 2012, a slight decrease of 0.1% of revenues compared to the third quarter of fiscal year 2011.  SG&A represented 23.0% of revenues in year-to-date fiscal 2012, which is flat as compared to year-to-date fiscal 2011.  The lower levels of SG&A expenses, as percentages of revenues, primarily reflect 1) favorable payroll and other costs primarily due to leveraging of these expenses on higher revenues, partially offset by 2) a higher level of aggregate spending on corporate initiatives and 3) higher marketing and selling costs.

•                  Operating earnings—Total operating earnings in the third quarter of fiscal year 2012 were $146.6 million, or 13.9% of revenues.  Total operating earnings in the third quarter of fiscal year 2011 were $123.2 million, or 12.5% of revenues.  Our operating earnings margin increased by 1.4% of revenues in the third quarter of fiscal year 2012 primarily due to:

•            a decrease in COGS by 0.8% of revenues, as described above; and

•            a decrease in depreciation and amortization expense by 0.6% of revenues reflecting a lower level of capital expenditures in recent years and lower amortization of short-lived intangible assets.

Total operating earnings in year-to-date fiscal 2012 were $378.1 million, or 11.3% of revenues, compared to $312.3 million, or 10.1% of revenues, in year-to-date fiscal 2011.  Our operating earnings margin increased by 1.2% of revenues in year-to-date fiscal 2012 primarily due to:

•            a decrease in COGS by 0.5% of revenues, as described above; and

•            a decrease in depreciation and amortization expense by 0.7% of revenues reflecting a lower level of capital expenditures in recent years and lower amortization of short-lived intangible assets.

•                  Liquidity—Net cash provided by our operating activities was $206.0 million in year-to-date fiscal 2012 compared to $180.9 million in year-to-date fiscal 2011.  The $25.1 million increase in net cash provided by our operating activities was primarily due to an increase in net earnings.

We held cash balances of $64.7 million at April 28, 2012 compared to $522.4 million at April 30, 2011.  The $457.7 million decrease in cash was primarily due to 1) $449.3 million of distributions to shareholders and certain option holders as a result of the payment of the Dividend in March 2012, 2) cash used to reduce our long-term debt of $198.2 million during the fourth quarter of fiscal year 2011 and 3) $25.0 million voluntary repayment of borrowings under the Asset-Based Revolving Credit Facility, offset by 4) $150.0 million of proceeds from borrowings under the Asset-Based Revolving Credit Facility in the third quarter of fiscal year 2012.

At April 28, 2012, we had $125.0 million of borrowings outstanding under the Asset-Based Revolving Credit Facility, $1.8 million of outstanding letters of credit and $503.2 million of unused borrowing availability.

•                  Outlook—While we have experienced more favorable economic conditions in recent quarters, domestic and global economic conditions remain volatile and we do not anticipate the return of consumer spending to levels achieved in fiscal years 2007 and 2008 in the near-term.  At April 28, 2012, on-hand inventories totaled $945.8 million, an 11.9% increase from the prior year fiscal period.  Based on our current inventory position, we anticipate markdown sales as a percentage of total sales in the fourth quarter of fiscal year 2012 will be higher compared to the prior year fiscal period.  We believe the cash generated from our operations along with our cash balances and available sources of financing will enable us to meet our anticipated cash obligations for the remainder of fiscal year 2012.

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net revenues for the periods indicated.

	Thirteen weeks ended		Thirty-Nine weeks ended
	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011

Revenues	100.0%	100.0%	100.0%	100.0%

Cost of goods sold including buying and occupancy costs (excluding depreciation)	59.5	60.3	62.8	63.3
Selling, general and administrative expenses (excluding depreciation)	23.6	23.7	23.0	23.0
Income from credit card program	(1.2)	(1.3)	(1.1)	(1.1)
Depreciation expense	3.1	3.2	2.9	3.2
Amortization of intangible assets	0.7	1.1	0.7	1.1
Amortization of favorable lease commitments	0.4	0.5	0.4	0.4
Operating earnings	13.9	12.5	11.3	10.1
Interest expense, net	4.2	5.3	3.9	5.4
Earnings before income taxes	9.7	7.3	7.4	4.8
Income tax expense	3.7	2.6	2.9	1.7
Net earnings	5.9%	4.7%	4.5%	3.0%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

	Thirteen weeks ended		Thirty-Nine weeks ended
(in millions, except sales per square foot)	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
REVENUES
Specialty Retail Stores	$846.9	$804.4	$2,671.0	$2,502.1
Direct Marketing	210.8	179.4	669.0	580.5
Total	$1,057.7	$983.8	$3,340.0	$3,082.6

OPERATING EARNINGS
Specialty Retail Stores	$134.7	$120.9	$359.6	$314.0
Direct Marketing	41.7	33.4	106.7	94.6
Corporate expenses	(17.8)	(16.0)	(50.1)	(48.8)
Amortization of intangible assets and favorable lease commitments	(12.0)	(15.1)	(38.1)	(47.5)
Total	$146.6	$123.2	$378.1	$312.3

OPERATING PROFIT MARGIN
Specialty Retail Stores	15.9%	15.0%	13.5%	12.6%
Direct Marketing	19.8%	18.6%	15.9%	16.3%
Total	13.9%	12.5%	11.3%	10.1%

CHANGE IN COMPARABLE REVENUES (1)
Specialty Retail Stores	4.3%	8.3%	6.2%	6.4%
Direct Marketing	17.5%	16.1%	15.2%	11.0%
Total	6.7%	9.7%	7.9%	7.3%

SALES PER SQUARE FOOT (2)
Specialty Retail Stores	$130	$125	$414	$389

STORE COUNT
Neiman Marcus and Bergdorf Goodman full-line stores:
Open at beginning of period	43	43	43	43
Opened during the period	1	—	1	—
Open at end of period	44	43	44	43
Neiman Marcus Last Call stores:
Open at beginning of period	31	30	30	28
Opened during the period	1	—	2	2
Closed during the period	(1)	—	(1)	—
Open at end of period	31	30	31	30

NON-GAAP FINANCIAL MEASURE EBITDA (3)	$191.2	$169.9	$511.9	$457.2

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

•                  changes in the level of delivery and processing revenues collected from our customers;

•                  our ability to successfully implement our expansion and growth strategies; and

•                  the rate of growth in internet revenues.

In addition, our revenues are seasonal, as discussed below under “— Seasonality.”

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS consists of the following components:

•                  Inventory costs—We utilize the retail inventory method of accounting.  Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio, for various groupings of similar items, to the retail value of our inventories.  The cost of the inventory reflected on the Condensed Consolidated Balance Sheets is decreased by charges to cost of goods sold at average cost and the retail value of the inventory is lowered through the use of markdowns.  Hence, earnings are negatively impacted when merchandise is marked down.  With the introduction of new fashions in the first and third fiscal quarters and our emphasis on full-price selling in these quarters, a lower level of markdowns and higher margins are characteristic of these quarters.

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise.  These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor.  Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise.  These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold.  We received vendor allowances of $53.0 million, or 1.6% of revenues in year-to-date fiscal 2012 and $51.7 million, or 1.7% of revenues, in year-to-date fiscal 2011.  The amounts of vendor allowances we receive fluctuate based on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during year-to-date fiscal 2012 and 2011.

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

Advertising costs consist primarily of 1) print media costs for promotional materials mailed to our customers, 2) advertising costs incurred related to the production, printing and distribution of our print catalogs and the production of the photographic content for our websites and 3) online marketing costs.  We receive advertising allowances from certain of our merchandise vendors.  Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media.  Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned.  Advertising allowances aggregated approximately $48.7 million, or 1.5% of revenues, in year-to-date fiscal 2012 and $45.2 million, or 1.5% of revenues, in year-to-date fiscal 2011.

We also receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendor’s merchandise.  These allowances are netted against the related compensation expense that we incur.  Amounts received from vendors related to compensation programs were $48.8 million, or 1.5% of revenues, in year-to-date fiscal 2012 and $46.0 million, or 1.5% of revenues, in year-to-date fiscal 2011.

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

Income from credit card program.  Pursuant to the marketing and servicing alliance with a third party consumer lender (the Credit Provider) under the terms of the Program Agreement, the Credit Provider offers credit cards and non-card payment plans bearing our brands and we receive income from the Credit Provider (Program Income) consisting of 1) ongoing payments based on net credit card sales and 2) compensation for marketing and servicing activities.  The Program Income is subject to annual adjustments, both increases and decreases, based upon the overall annual profitability and performance of the credit card portfolio.  We recognize Program Income when earned.  In the future, the Program Income may:

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

•                  decrease based upon the level of future services we provide to the Credit Provider; and

•                  increase or decrease based upon the overall profitability and performance of the credit card portfolio.

For more information related to our Program Agreement and recent changes in the third party consumer lender providing credit pursuant to our Program Agreement, see Note 12 of the Notes to Condensed Consolidated Financial Statements in Part I — Item 1.

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

Thirteen Weeks Ended April 28, 2012 Compared to Thirteen Weeks Ended April 30, 2011

Revenues.  Our revenues for the third quarter of fiscal year 2012 of $1,057.7 million increased by $73.9 million, or 7.5%, from $983.8 million in the third quarter of fiscal year 2011.  The increase in revenues was due to increases in comparable revenues resulting from a higher level of customer demand.  New stores generated revenues of $8.4 million in the third quarter of fiscal year 2012.

Comparable revenues for the thirteen weeks ended April 28, 2012 were $1,049.3 million compared to $983.6 million in the third quarter of fiscal year 2011, representing an increase of 6.7%.  Comparable revenues increased in the third quarter of fiscal year 2012 by 4.3% for Specialty Retail Stores and 17.5% for our Direct Marketing operation.

Internet revenues generated by our Direct Marketing operation were $191.0 million for the third quarter of fiscal year 2012, an increase of 21.8% compared to the prior year fiscal period.  Catalog revenues decreased 12.0% compared to the prior year fiscal period as we continue to reduce our catalog circulation and our customers continue to migrate toward online retailing.

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for the third quarter of fiscal year 2012 were 59.5% of revenues compared to 60.3% of revenues for the third quarter of fiscal year 2011.  The decrease in COGS by 0.8% of revenues in the third quarter of fiscal year 2012 was primarily due to:

•                  increased product margins of approximately 0.9% of revenues driven by favorable merchandise mix and higher levels of full-price sales and lower net markdowns and promotions costs, primarily attributable to our Specialty Retail Stores; and

•                  the leveraging of buying and occupancy costs by 0.2% of revenues on higher revenues; partially offset by

•                  lower delivery and processing net revenues of 0.3% of revenues at our Direct Marketing operation.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses as a percentage of revenues decreased to 23.6% of revenues in the third quarter of fiscal year 2012 compared to 23.7% of revenues in the prior year fiscal period.  The net decrease in SG&A expenses by 0.1% of revenues in the third quarter of fiscal year 2012 was primarily due to:

•                  favorable payroll and other costs of approximately 0.9% of revenues, primarily due to the leveraging of these expenses on higher revenues; partially offset by

•                  higher spending incurred primarily in connection with corporate initiatives of approximately 0.7% of revenues; and

•                  higher marketing and selling costs of approximately 0.1% of revenues primarily due to higher web marketing expenditures at our Direct Marketing operation.

Income from credit card program.  We earned Program Income of $12.5 million, or 1.2% of revenues, in the third quarter of fiscal year 2012 compared to $12.5 million, or 1.3% of revenues, in the third quarter of fiscal year 2011.

Depreciation expense.  Depreciation expense was $32.6 million, or 3.1% of revenues, in the third quarter of fiscal year 2012 compared to $31.6 million, or 3.2% of revenues, in the third quarter of fiscal year 2011.  The decrease in depreciation expense, as a percentage of revenues, resulted primarily from lower levels of capital spending in recent years.

Amortization expense.  Amortization of intangible assets (primarily customer lists and favorable lease commitments) aggregated $12.0 million, or 1.1% of revenues, in the third quarter of fiscal year 2012 compared to $15.1 million, or 1.6% of revenues, in the third quarter of fiscal year 2011.  The decrease in amortization expense is primarily due to certain short-lived intangible assets becoming fully amortized.

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

	Thirteen weeks ended
(in millions)	April 28, 2012	April 30, 2011
Specialty Retail Stores	$134.7	$120.9
Direct Marketing	41.7	33.4
Corporate expenses	(17.8)	(16.0)
Amortization of intangible assets and favorable lease commitments	(12.0)	(15.1)
Total operating earnings	$146.6	$123.2

Operating earnings for our Specialty Retail Stores segment were $134.7 million, or 15.9% of Specialty Retail Stores revenues, for the third quarter of fiscal year 2012 compared to $120.9 million, or 15.0% of Specialty Retail Stores revenues, for the prior year fiscal period.  The increase in operating margin as a percentage of revenues for Specialty Retail Stores was primarily due to:

•                  the leveraging of a significant portion of our expenses on the higher level of revenues;

•                  higher levels of full-price sales and lower net markdowns and promotions costs; and

•                  lower marketing and selling costs; partially offset by

•                  higher preopening expenses primarily due to the opening of our Walnut Creek store in March 2012.

Operating earnings for Direct Marketing were $41.7 million, or 19.8% of Direct Marketing revenues, in the third quarter of fiscal year 2012 compared to $33.4 million, or 18.6% of Direct Marketing revenues, for the prior year fiscal period.  The increase in operating margin as a percentage of revenues for Direct Marketing was primarily the result of:

•                  the leveraging of a significant portion of our expenses on the higher level of revenues; partially offset by

•                  decreased margins primarily due to lower delivery and processing net revenues, partially offset by favorable product margins; and

•                  higher marketing and selling costs.

Interest expense. Net interest expense was $44.4 million, or 4.2% of revenues, in the third quarter of fiscal year 2012 and $51.7 million, or 5.3% of revenues, for the prior year fiscal period. The net decrease in interest expense is primarily due to 1) the repurchase and redemption of our Senior Notes in the fourth quarter of fiscal year 2011, partially offset by 2) higher interest expense incurred on the higher Senior Secured Term Loan Facility borrowings. The significant components of interest expense are as follows:

	Thirteen weeks ended
(in thousands)	April 28, 2012	April 30, 2011

Asset-Based Revolving Credit Facility	$240	$—
Senior Secured Term Loan Facility	25,278	14,170
2028 Debentures	2,226	2,226
Senior Notes	—	16,929
Senior Subordinated Notes	12,969	12,969
Amortization of debt issue costs	2,106	3,955
Other, net	1,907	1,554
Capitalized interest	(372)	(127)
Interest expense, net	$44,354	$51,676

Income tax expense.  Our effective income tax rate for the third quarter of fiscal year 2012 was 38.7% compared to 35.4% for the third quarter of fiscal year 2011.  Our effective income tax rate for the third quarter of fiscal year 2012 and the prior fiscal year period exceeded the statutory rate primarily due to state income taxes and anticipated settlements with taxing authorities.

The Internal Revenue Service (IRS) began an examination of our fiscal year 2008 federal income tax return in the second quarter of fiscal year 2011 and began an examination of our fiscal year 2009 federal income tax return in the third quarter of fiscal year 2011.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2006.  We believe our recorded tax liabilities as of April 28, 2012 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

Thirty-Nine Weeks Ended April 28, 2012 Compared to Thirty-Nine Weeks Ended April 30, 2011

Revenues.  Our revenues for year-to-date fiscal 2012 of $3,340.0 million increased by $257.4 million, or 8.3%, from $3,082.6 million in year-to-date fiscal 2011.  The increase in revenues was due to increases in comparable revenues resulting from a higher level of customer demand.  New stores generated revenues of $13.1 million in year-to-date fiscal 2012.

Comparable revenues for the thirty-nine weeks ended April 28, 2012 were $3,326.9 million compared to $3,082.4 million in year-to-date fiscal 2011, representing an increase of 7.9%. Changes in comparable revenues, by quarter and by reportable segment, were:

	First Fiscal Quarter	Second Fiscal Quarter	Third Fiscal Quarter	Year-to-Date Fiscal 2012
Specialty Retail Stores	6.4%	7.8%	4.3%	6.2%
Direct Marketing	15.2%	13.5%	17.5%	15.2%
Total	8.0%	9.0%	6.7%	7.9%

Internet revenues generated by our Direct Marketing operation were $595.6 million for year-to-date fiscal 2012, an increase of 19.4% compared to the prior year fiscal period.  Catalog revenues decreased 10.2% compared to the prior year fiscal period as we continue to reduce our catalog circulation and our customers continue to migrate toward online retailing.

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for year-to-date fiscal 2012 were 62.8% of revenues compared to 63.3% of revenues for year-to-date fiscal 2011.  The decrease in COGS by 0.5% of revenues in year-to-date fiscal 2012 was primarily due to:

•                  increased product margins of approximately 0.5% of revenues driven by favorable merchandise mix and higher levels of full-price sales and lower net markdowns and promotions costs, primarily attributable to our Specialty Retail Stores; and

•                  the leveraging of buying and occupancy costs by 0.2% of revenues on higher revenues; partially offset by

•                  lower delivery and processing net revenues of 0.2% of revenues at our Direct Marketing operation.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses as a percentage of revenues were 23.0% of revenues in both year-to-date fiscal 2012 and year-to-date fiscal 2011 periods.  SG&A was comparable to the prior year fiscal period primarily due to:

•                  favorable payroll and other costs of approximately 0.7% of revenues, primarily due to the leveraging of these expenses on higher revenues; partially offset by

•                  higher marketing and selling costs of approximately 0.3% of revenues primarily due to higher web marketing expenditures at our Direct Marketing operation; and

•                  higher spending incurred primarily in connection with corporate initiatives of approximately 0.4% of revenues.

Income from credit card program.  We earned Program Income of $38.4 million, or 1.1% of revenues, in year-to-date fiscal 2012 compared to $34.0 million, or 1.1% of revenues, in year-to-date fiscal 2011.

Depreciation expense.  Depreciation expense was $95.7 million, or 2.9% of revenues, in year-to-date fiscal 2012 compared to $97.4 million, or 3.2% of revenues, in year-to-date fiscal 2011.  The decrease in depreciation expense resulted primarily from lower levels of capital spending in recent years.

Amortization expense.  Amortization of intangible assets (primarily customer lists and favorable lease commitments) aggregated $38.1 million, or 1.1% of revenues, in year-to-date fiscal 2012 compared to $47.5 million, or 1.5% of revenues, in year-to-date fiscal 2011.  The decrease in amortization expense is primarily due to certain short-lived intangible assets becoming fully amortized.

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

	Thirty-Nine weeks ended
(in millions)	April 28, 2012	April 30, 2011
Specialty Retail Stores	$359.6	$314.0
Direct Marketing	106.7	94.6
Corporate expenses	(50.1)	(48.8)
Amortization of intangible assets and favorable lease commitments	(38.1)	(47.5)
Total operating earnings	$378.1	$312.3

Operating earnings for our Specialty Retail Stores segment were $359.6 million, or 13.5% of Specialty Retail Stores revenues, in year-to-date fiscal 2012 compared to $314.0 million, or 12.6% of Specialty Retail Stores revenues, for the prior year fiscal period.  The increase in operating margin as a percentage of revenues for Specialty Retail Stores was primarily due to:

•                  the leveraging of a significant portion of our expenses on the higher level of revenues; and

•                  higher levels of full-price sales and lower net markdowns and promotions costs; partially offset by

•                  higher preopening expenses primarily due to the opening of our Walnut Creek store in March 2012.

Operating earnings for Direct Marketing were $106.7 million, or 15.9% of Direct Marketing revenues, in year-to-date fiscal 2012 compared to $94.6 million, or 16.3% of Direct Marketing revenues, for the prior year fiscal period.  The decrease in operating margin as a percentage of revenues for Direct Marketing was primarily the result of:

•                  decreased product margins primarily due to 1) lower delivery and processing net revenues and 2) higher net markdowns and promotions costs incurred in the first and second quarters of fiscal year 2012; and

•                  higher marketing and selling costs; partially offset by

•                  the leveraging of a significant portion of our expenses on the higher level of revenues.

Interest expense.  Net interest expense was $130.5 million, or 3.9% of revenues, in year-to-date fiscal 2012 and $165.4 million, or 5.4% of revenues, for the prior year fiscal period.  The net decrease in interest expense is primarily due to 1) the repurchase and redemption of our Senior Notes in the fourth quarter of fiscal year 2011, partially offset by 2) higher interest expense incurred on the higher Senior Secured Term Loan Facility borrowings.  The significant components of interest expense are as follows:

	Thirty-Nine weeks ended
(in thousands)	April 28, 2012	April 30, 2011

Asset-Based Revolving Credit Facility	$240	$—
Senior Secured Term Loan Facility	74,475	52,353
2028 Debentures	6,679	6,654
Senior Notes	—	50,603
Senior Subordinated Notes	38,905	38,764
Amortization of debt issue costs	6,350	12,585
Other, net	4,984	4,651
Capitalized interest	(1,100)	(256)
Interest expense, net	$130,533	$165,354

Income tax expense.  Our effective income tax rate for year-to-date fiscal 2012 was 38.9% compared to 36.7% for year-to-date fiscal 2011.  Our effective income tax rate for year-to-date fiscal 2012 and the prior fiscal year period exceeded the statutory rate primarily due to state income taxes and anticipated settlements with taxing authorities.

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

The following table reconciles net earnings as reflected in our Condensed Consolidated Statements of Operations prepared in accordance with GAAP to EBITDA:

	Thirteen weeks ended		Thirty-Nine weeks ended
(dollars in millions)	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011

Net earnings	$62.6	$46.2	$151.1	$93.0
Income tax expense	39.6	25.3	96.5	53.9
Interest expense, net	44.4	51.7	130.5	165.4
Depreciation expense	32.6	31.6	95.7	97.4
Amortization of intangible assets and favorable lease commitments	12.0	15.1	38.1	47.5
EBITDA	$191.2	$169.9	$511.9	$457.2
EBITDA as a percentage of revenues	18.1%	17.3%	15.3%	14.8%

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

Our primary sources of short-term liquidity are comprised of cash on hand, availability under the Asset-Based Revolving Credit Facility and vendor financing.  The amounts of cash on hand and borrowings under the Asset-Based Revolving Credit Facility are influenced by a number of factors, including revenues, working capital levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments and debt service obligations, Pension Plan funding obligations and tax payment obligations, among others.

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of inventories.  We have typically financed the increases in working capital needs during the first and second fiscal quarters with available cash balances, cash flows from operations and, if necessary, with cash provided from borrowings under our credit facilities.  We have made $150.0 million of borrowings under the Asset-Based Revolving Credit Facility during fiscal 2012 and have voluntarily repaid $25.0 million principal amount of borrowings under that facility.  We made no borrowings under the Asset-Based Revolving Credit Facility in fiscal 2011.

We believe that operating cash flows, cash balances, available vendor financing and amounts available pursuant to the Asset-Based Revolving Credit Facility will be sufficient to fund our cash requirements through the remainder of fiscal year 2012, including merchandise purchases, anticipated capital expenditure requirements, debt service requirements, income tax payments and obligations related to our Pension Plan.

At April 28, 2012, cash and cash equivalents were $64.7 million compared to $522.4 million at April 30, 2011.  The $457.7 million decrease in cash was primarily due to 1) $449.3 million of distributions to shareholders and certain option holders as a result of the payment of the Dividend in March 2012, 2) $25.0 million voluntary repayment of borrowings under the Asset-Based Revolving Credit Facility and 3) cash used to reduce our long-term debt of $198.2 million during the fourth quarter of fiscal year 2011, offset by 4) $150.0 million of proceeds from borrowings under the Asset-Based Revolving Credit Facility in the third quarter of fiscal year 2012.  Net cash provided by our operating activities was $206.0 million in year-to-date fiscal 2012 compared to $180.9 million in year-to-date fiscal 2011.  The increase in the net cash provided by our operating activities was primarily due to an increase in net earnings.

Net cash used for investing activities, primarily represented capital expenditures of $108.6 million in year-to-date fiscal 2012 and $66.0 million in year-to-date fiscal 2011.  We incurred capital expenditures in both year-to-date fiscal 2012 and fiscal 2011 related to the construction of our new store in Walnut Creek, California which opened in March 2012.  During year-to-date fiscal 2012, we also incurred capital expenditures for the renovation of portions of our Bergdorf Goodman store in New York City, our Bal Harbour Neiman Marcus store and information technology enhancements.  Currently, we project gross capital expenditures for fiscal year 2012 to be approximately $150 to $160 million.  Net of developer contributions, capital expenditures for fiscal year 2012 are projected to be approximately $140 to $150 million.  In addition, in the third quarter of fiscal year 2012, NMG made a $29.4 million investment in Glamour Sales, a privately held e-commerce company based in Hong Kong.  Through our $29.4 million investment in Glamour Sales, NMG intends to launch a full-price e-commerce website in China by the end of the calendar 2012.

Net cash used for financing activities was $324.9 million in year-to-date fiscal 2012 as compared to $13.6 million in year-to-date fiscal 2011.  Net cash used for financing activities in year-to-date fiscal 2012 includes 1) $449.3 million of distributions to shareholders and certain option holders as a result of the payment of the Dividend in March 2012 to shareholders and option holders on record as of such date, 2) $25.0 million voluntary repayment of borrowings under the Asset-Based Revolving Credit Facility, offset by 3) $150.0 million of proceeds from borrowings under the Asset-Based Revolving Credit Facility.  In year-to-date fiscal 2011, pursuant to the terms of our Senior Secured Term Loan Facility, in the first quarter of fiscal year 2011, we prepaid $7.6 million of outstanding borrowings under that facility from excess cash flow, as defined in the credit agreement that we generated in fiscal year 2010.  We were not required to prepay any outstanding term loans pursuant to the annual excess cash flow requirements for fiscal year 2011.  In addition, in the second quarter of fiscal year 2011, we incurred $5.9 million of debt issuance costs as a result of amending and restating the terms of our Senior Secured Term Loan Facility.

Financing Structure at April 28, 2012

At April 28, 2012, our major sources of funds are comprised of vendor financing, a $700.0 million Asset-Based Revolving Credit Facility, $2,060.0 million Senior Secured Term Loan Facility, $500.0 million Senior Subordinated Notes, $125.0 million 2028 Debentures and operating leases.

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

In the third quarter of fiscal year 2012, NMG incurred borrowings under the Asset-Based Revolving Credit Facility of $150.0 million.  On April 28, 2012, NMG had $125.0 million of borrowings outstanding under this facility, $1.8 million of outstanding letters of credit and $503.2 million of unused borrowing availability.

At April 28, 2012, borrowings under the Asset-Based Revolving Credit Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the highest of (i) a defined prime rate, (ii) the federal funds effective rate plus 1/2 of 1% or (iii) a one-month LIBOR rate plus 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. Following the amendment and restatement, the applicable margin is up to 1.25% with respect to base rate borrowings and up to 2.25% with respect to LIBOR borrowings, provided that for the first three months after the closing of the Asset-Based Revolving Credit Facility, the applicable margin is 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on the historical excess availability under the Asset-Based Revolving Credit Facility.  The interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 2.00% at April 28, 2012.  In addition, NMG is required to pay a commitment fee in respect of unused commitments of (a) 0.375% per annum during any applicable period in which the average revolving loan utilization is 40% or more or (b) 0.50% per annum during any applicable period in which the average revolving loan utilization is less than 40%.  NMG must also pay customary letter of credit fees and agency fees.

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

Senior Secured Term Loan Facility.  In October 2005, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility.  In May 2011, NMG entered into an amendment and restatement (the TLF Amendment) of the Senior Secured Term Loan Facility.  The TLF Amendment increased the amount of borrowings to $2,060.0 million and extended the maturity of the loans to May 16, 2018.  Loans that were not extended under the TLF Amendment were refinanced.  The proceeds of the incremental borrowings under the term loan facility, along with cash on hand, were used to repurchase or redeem the $752.4 million principal amount outstanding of Senior Notes.  The TLF Amendment also provided for an uncommitted incremental facility to request lenders to provide additional term loans, upon certain conditions, including that NMG’s secured leverage ratio (as defined in the TLF Amendment) is less than or equal to 4.50 to 1.00 on a pro forma basis after giving effect to the incremental loans and the use of proceeds thereof.  At April 28, 2012, the outstanding balance under the Senior Secured Term Loan Facility was $2,060.0 million.  The principal amount of the loans outstanding is due and payable in full on May 16, 2018.

At April 28, 2012, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of 1) the prime rate of Credit Suisse AG (the administrative agent), 2) the federal funds effective rate plus 1/2 of 1.00% and 3) the adjusted one-month LIBOR rate plus 1.00% or (b) an adjusted LIBOR rate (for a period equal to the relevant interest period, and in any event, never less than 1.25%), subject to certain adjustments, in each case plus an applicable margin.  In addition to extending the maturity of a portion of the existing term loans under the Senior Secured Term Loan Facility, the TLF Amendment changed the “applicable margin” used in calculating the interest rate under the term loans.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.75% at April 28, 2012.  The applicable margin with respect to base rate borrowings is 2.50% and the applicable margin with respect to LIBOR borrowings is 3.50%.

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

Interest Rate Caps.  In connection with the Acquisition, we entered into $2,575.0 million of floating rate debt obligations, of which $2,125.0 million was outstanding at the Acquisition date and $2,060.0 million was outstanding at April 28, 2012.  Effective January 2010, NMG entered into interest rate cap agreements in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness once our earlier interest rate swap expired in December 2010.  The interest rate cap agreements cap LIBOR at 2.50% from December 2010 through December 2012 for an aggregate notional amount of $500.0 million.  Effective August 2011, NMG entered into additional interest rate cap agreements which cap LIBOR at 2.50% for an aggregate notional amount of $1,000.0 million from December 2012 through December 2014.  In the event LIBOR is less than 2.50%, NMG will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than 2.50%, NMG will pay interest at the capped rate of 2.50%.

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

Recent Accounting Pronouncements.  In May 2011, the Financial Accounting Standards Board (FASB) issued guidance related to certain fair value measurements and disclosures.  We adopted this guidance during the third quarter of fiscal year 2012.  The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

In June 2011, the FASB issued guidance to improve the presentation and prominence of comprehensive income and its components as a result of convergence with International Financial Reporting Standards, which is effective for us as of the first quarter of fiscal year 2013.  We do not expect that the implementation of the presentation requirements of this standard will have a material impact on our Consolidated Financial Statements.

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

ITEM 4.  CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation as of April 28, 2012, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the design and operating effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b. Changes in Internal Control over Financial Reporting.

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems.  No change occurred in our internal controls over financial reporting during the quarter ended April 28, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

The information contained under “Litigation” in Note 13 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 is incorporated herein by reference as if fully restated herein.  Note 13 contains forward-looking statements that are subject to the risks and uncertainties discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters — Factors That May Affect Future Results.”

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors described in Part I — Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 30, 2011 as filed with the Securities and Exchange Commission on September 20, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit		Method of Filing

3.1	Amended and Restated Certificate of Incorporation of Neiman Marcus, Inc.	Incorporated herein by reference as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011.

3.2	Amended and Restated Bylaws of Neiman Marcus, Inc.	Incorporated herein by reference as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011.

10.1	Amended and Restated Neiman Marcus, Inc. Management Equity Incentive Plan dated March 28, 2012.	Filed herewith electronically

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith electronically

101.INS	XBRL Instance Document	Furnished herewith electronically

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith electronically

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith electronically

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NEIMAN MARCUS, INC.

(Registrant)

Signature	Title	Date

/s/ T. Dale Stapleton	Senior Vice President and Chief Accounting Officer (on behalf of the registrant and as principal accounting officer)	June 5, 2012
T. Dale Stapleton