Form 10-K
period 2012-07-28
Neiman Marcus, Inc.
filed 2012-09-19
CIK 1358651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 28, 2012

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

As of September 10, 2012, the registrant had outstanding 1,018,846 shares of its common stock, par value $0.01 per share.

NEIMAN MARCUS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JULY 28, 2012

PART I

ITEM 1.     BUSINESS

Business Overview

We are one of the nation’s leading luxury retailers, offering distinctive merchandise and excellent customer service that cater to the needs of the affluent consumer. Since our founding in the early 1900s, we have established ourselves as a leading fashion authority among luxury consumers and have become a premier U.S. retail channel for many of the world’s most exclusive designers.  We operate in both the in-store and on-line retail channels to provide our customers the ability to shop “any time, anywhere and any place.” We believe this omni-channel model maximizes the recognition of our brands and strengthens our customer relationships.  We are investing and plan to continue to invest resources to ensure a seamless shopping experience across channels consistent with our customers’ expectations as well as our core value of exceptional customer service.  We generated revenues of $4,345.4 million in fiscal year 2012, $4,002.3 million in fiscal year 2011 and $3,692.8 million in fiscal year 2010 and operating earnings of $403.6 million in fiscal year 2012, $329.7 million in fiscal year 2011 and $231.8 million in fiscal year 2010.

We currently operate 42 Neiman Marcus full-line stores at prime retail locations in major U.S. markets and two Bergdorf Goodman stores on Fifth Avenue in New York City.  In addition, we operate 39 smaller format stores under the brands Last Call® and CUSP®.

In connection with our omni-channel retailing model, our in-store operations are complemented by our on-line activities through which we operate e-commerce websites under the brands Neiman Marcus®, Bergdorf Goodman®, Horchow®, Last Call® and CUSP®.  Our well-established on-line operation expands our reach beyond the trading area of our retail stores, as approximately 40% of our on-line customers in fiscal years 2012 and 2011 were located outside of the trade areas of our existing retail locations.

We also use our on-line operations as selling and marketing tools to increase the visibility and exposure of our brand and generate customer traffic within our retail stores.  We believe the combination of our retail stores and our on-line selling efforts is the main reason that our omni-channel customers spend more on average than our single-channel customers (approximately four times more in fiscal years 2012 and 2011).

A further description of the components of our integrated, omni-channel retailing model follows:

Specialty Retail Stores.  Our specialty retail store operations (Specialty Retail Stores) consist primarily of our 42 Neiman Marcus stores and two Bergdorf Goodman stores.  Specialty Retail Stores accounted for 79.8% of our total revenues in fiscal year 2012, 81.1% in fiscal year 2011 and 81.5% in fiscal year 2010.

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

To supplement the operations of our Neiman Marcus stores, we operate 33 off-price stores under the Neiman Marcus Last Call brand.  These stores offer off-price goods purchased directly for resale as well as end-of-season clearance goods from our Neiman Marcus stores, Bergdorf Goodman stores and on-line operations.  We also operate six stores under the CUSP name.  CUSP is a smaller store format (6,000 to 11,000 square feet) that targets a younger, fashion savvy customer with a contemporary point of view. Sales from our Neiman Marcus Last Call and CUSP stores account for less than 10% of our total revenues.

•                   Bergdorf Goodman Stores.  Bergdorf Goodman is a premier luxury retailer in New York City well known for its high luxury merchandise, opulent shopping environment and landmark Fifth Avenue locations.  Like Neiman Marcus, Bergdorf Goodman features high-end apparel, fashion accessories, shoes, precious and designer jewelry, cosmetics, gift items and decorative home accessories.

On-line.  To complement the operations of our retail stores, our upscale on-line retailing operation (On-line, previously referred to as Direct Marketing) conducts on-line sales of fashion apparel, accessories and home furnishings through the Neiman Marcus brand, on-line sales of home furnishings and accessories through the Horchow brand and on-line sales of fashion apparel and accessories through the Bergdorf Goodman brand.  In fiscal year 2011, we launched a website under the Neiman Marcus Last Call brand.  The Neiman Marcus Last Call website features off-price fashion goods and augments and complements the operations of our Neiman Marcus Last Call stores.  We regularly send e-mails to approximately 4.6 million e-mail addresses, alerting our customers to our newest merchandise and the latest fashion trends.

We also conduct catalog sales through the Neiman Marcus and Horchow brands.  Over 1.2 million customers made a purchase through one of our websites or catalogs in fiscal year 2012.  Our catalog business circulated approximately 44 million catalogs in fiscal year 2012, a decrease of approximately 2.4% from the prior year.  With the growth of internet revenues, we have reduced catalog circulation in recent years and would expect flat to declining catalog circulation in the foreseeable future.

On-line generated 20.2% of our total revenues in fiscal year 2012, 18.9% in fiscal year 2011 and 18.5% in fiscal year 2010.

For more information about our reportable segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 of the Notes to Consolidated Financial Statements in Item 15.

Investment in Foreign E-commerce Retailer.  In the third quarter of fiscal year 2012, we made a $29.4 million strategic investment in Glamour Sales Holding Limited (Glamour Sales), a privately held e-commerce company based in Hong Kong with leading flash sales websites in Asia.  Through our investment in Glamour Sales, we intend to launch a full-price e-commerce website in China by the end of fiscal year 2013.  This site will feature a mix of full-priced, current season products.

Other. Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar.  All references to fiscal year 2012 relate to the fifty-two weeks ended July 28, 2012, all references to fiscal year 2011 relate to the fifty-two weeks ended July 30, 2011 and all references to fiscal year 2010 relate to the fifty-two weeks ended July 31, 2010.  References to fiscal years 2013 and years thereafter relate to our fiscal years for such periods.

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and related amendments, available free of charge through our website at www.neimanmarcusgroup.com as soon as reasonably practicable after we electronically file such material with (or furnish such material to) the Securities and Exchange Commission (SEC).  The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be part of this Annual Report on Form 10-K.

The Acquisition

On April 22, 2005, Neiman Marcus, Inc. (the Company), formerly Newton Acquisition, Inc., and its wholly-owned subsidiary, Newton Acquisition Merger Sub, Inc. (Merger Sub), were formed and incorporated in the state of Delaware.  Newton Holding, LLC (Holding), the Company and Merger Sub were formed by investment funds affiliated with TPG Global, LLC (together with its affiliates, TPG) (formerly Texas Pacific Group) and Warburg Pincus LLC (collectively, the Sponsors) for the purpose of acquiring The Neiman Marcus Group, Inc. (NMG).

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

Industry Overview

We operate in the luxury apparel and accessories segment of the U.S. retail industry and market and sell merchandise, both in-store and on-line, from luxury-branded fashion vendors, including, but not limited to, Chanel, Gucci, Prada, Estee Lauder, David Yurman, Vince, Giorgio Armani, Theory, Akris, Ermenegildo Zegna and Christian Louboutin.  Luxury-branded fashion vendors typically manage the distribution and marketing of their merchandise to maximize the perception of brand exclusivity and to facilitate the sale of their goods at premium prices, including limitations on the number of retail venues, both in-store and on-line, through which they distribute their merchandise.  The in-store locations typically consist of a limited number of specialty stores, high-end department stores and, in some instances, vendor-owned proprietary boutiques.  Retailers that compete with us for the distribution of luxury fashion brands include Saks Fifth Avenue, Nordstrom, Bloomingdales, Barney’s New York, vendor boutiques and other national, regional and local retailers.

Customer Service and Marketing

We believe that excellent customer service contributes to increased loyalty and purchases by our customers.  We are committed to providing our customers with a premier shopping experience whether in-store or on-line.  Our customer service model is supported by:

•                  omni-channel marketing programs designed to promote customer awareness of our offerings of the latest fashion trends;

•                  loyalty programs designed to cultivate long-term relationships with our customers;

•                  knowledgeable, professional and well-trained sales associates;

•                  customer-friendly websites; and

•                  a proprietary credit card program facilitating the extension of credit to our customers.

We believe we offer our customers fair and liberal return policies consistent with the practices of other luxury and specialty retailers.  We believe these policies help to cultivate long-term relationships with our customers.

Marketing Programs.  We conduct a wide variety of omni-channel marketing programs that allow us to engage with customers in multiple ways.  We use our marketing programs to develop and maintain relationships with customers, communicate fashion trends and information and generate excitement about our brand.  The programs include in-store and on-line events, social promotions and targeted communications leveraging digital and traditional media.

We maintain an active calendar of events to promote our sales efforts.  The activities include integrated in-store and on-line promotions of the merchandise of selected designers or merchandise categories. Many of these events are connected to our loyalty program, InCircle®.  In addition, events include seasonal in-store and on-line trunk shows by leading designers featuring the newest fashions from the designer and participation in charitable functions and partnerships in each of our markets.  Trunk shows and in-store promotions at our Neiman Marcus and Bergdorf Goodman stores feature a variety of national and international vendors such as Chanel, Prada, Giorgio Armani, Lanvin, Oscar de la Renta and Christian Louboutin.

Neiman Marcus and Bergdorf Goodman’s social media platforms include blogs, Twitter feeds and Facebook pages.  Social content includes insider fashion news, designer profiles, product promotion, customer service and event support.  Posts and replies to customers are updated multiple times per day.  Each platform is designed to reinforce our position as a fashion leader as well as to highlight the expertise and insider knowledge of our fashion directors and merchants.

Through our print media programs, we mail various publications to our customers communicating upcoming in-store events, new merchandise offerings and fashion trends.  In connection with these programs, Neiman Marcus produces The Book® approximately eight times each year.  The Book is a high-quality publication featuring the latest fashion trends that is mailed on a targeted basis to our customers and has a yearly printing of approximately two million.  Our other print publications include the Bergdorf Goodman Magazine and specific designer mailers.

In addition to print publications, we leverage our websites and on-line advertising through banner ads and paid searches, among other things, to communicate and connect with customers looking for fashion information and products on-line.  We believe that the on-line and print catalog operations offer the customer an omni-channel shopping experience allowing our customers to choose the channel that best fits their needs at any given time.

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

Sales Associates.  We seek to maintain a sales force of knowledgeable, professional and well-trained sales associates to deliver personal attention and service to our customers through our relationship-based customer service model.  We compensate our sales associates primarily on a commission basis and provide them with training in the areas of customer service, selling skills and product knowledge.  Our sales associates participate in active clienteling programs, utilizing both print and digital media, designed to maintain contact with our customers between store visits and to ensure that our customers are aware of the latest merchandise offerings and fashion trends.  We empower our sales associates to act as personal shoppers and, in many cases, as the personal style advisor to our customers.  In our On-line operations, customers may interact with knowledgeable sales associates using on-line chat capabilities offered on our websites or by dialing a toll-free telephone number.

Customer-friendly Websites.  We believe that we offer a high level of service to customers shopping on-line through easy-to-use site navigation and functionality and many customer-friendly features such as runway videos of apparel, detailed product descriptions, sizing information, interviews with designers and multiple angle shots of merchandise.  In addition, we place high importance on quick, accurate product delivery and an efficient and friendly call center.

Proprietary Credit Card Program.  Pursuant to an agreement with Capital One, which we refer to as the Program Agreement, Capital One offers proprietary credit card accounts to our customers under both the “Neiman Marcus” and “Bergdorf Goodman” brand names.  Our Program Agreement currently extends to July 2015 (renewable thereafter for three-year terms), subject to the early termination provisions thereunder, including those referenced below.

Under the terms of the Program Agreement, Capital One currently offers credit cards and non-card payment plans and bears substantially all credit risk with respect to sales transacted on the cards bearing our brands.  We receive payments from Capital One based on sales transacted on our proprietary credit cards.  Such payments are subject to annual adjustments, both increases and decreases, based upon the overall annual profitability and performance of the proprietary credit card portfolio.  In addition, we receive payments from Capital One for marketing and servicing activities we provide to Capital One.

We had a marketing and servicing alliance with HSBC Bank Nevada, N.A. and HSBC Private Label Corporation (collectively referred to as HSBC) beginning in July 2005. On May 1, 2012, affiliates of Capital One Financial Corporation (Capital One) purchased HSBC’s credit card and private label credit card business in the U.S. (Capital One transaction).  In connection with that purchase, HSBC assigned its rights and obligations under our agreement with HSBC to Capital One.

The Program Agreement with HSBC included a change of control provision that would permit us to terminate such agreement following a change of control of HSBC, which occurred upon closing of the Capital One transaction. As part of our agreement with HSBC and Capital One relating to the transition of the Program Agreement to Capital One, we have the right, beginning October 28, 2012, to exercise this termination right during the six month period ending April 26, 2013.  We are currently unable to fully evaluate the impact, if any, on the Company of the transition of our Program Agreement from HSBC to Capital One.

In connection with the Program Agreement, we have changed and may continue to change the terms of credit offered to our customers.  In addition, Capital One has discretion over certain policies and arrangements with credit card customers and may change these policies and arrangements in ways that affect our relationships with these customers.  Any such changes in our credit card arrangements may adversely affect our credit card program and ultimately, our business.

Historically, our customers holding a proprietary credit card have tended to shop more frequently and have a higher level of spending than customers paying with cash or third-party credit cards.  In fiscal years 2012 and 2011, approximately 45% of our revenues were transacted through our proprietary credit cards.

We utilize data captured through our proprietary credit card program in connection with promotional events and customer relationship programs to target specific customers based upon their past spending patterns for certain brands, merchandise categories and store locations.

Merchandise

We carry luxury merchandise from well-recognized designers as well as emerging designers.  We believe our merchandising experience and in-depth knowledge of our customers and the markets within which we operate, allow us to select an appropriate merchandise assortment that is tailored to our customers’ tastes and lifestyles.

Our percentages of revenues by major merchandise category are as follows:

	Years Ended
	July 28, 2012	July 30, 2011	July 31, 2010
Women’s Apparel	34%	35%	36%
Women’s Shoes, Handbags and Accessories	25%	24%	22%
Men’s Apparel and Shoes	12%	12%	11%
Designer and Precious Jewelry	11%	11%	11%
Cosmetics and Fragrances	11%	10%	11%
Home Furnishings and Décor	6%	6%	7%
Other	1%	2%	2%
	100%	100%	100%

Substantially all of our merchandise is delivered to us by our vendors as finished goods and is manufactured in numerous locations, including Europe and the United States and, to a lesser extent, China, Mexico and South America.

Our major merchandise categories are as follows:

Women’s Apparel:  Women’s apparel consists of dresses, eveningwear, suits, coats and sportswear separates—skirts, pants, blouses, jackets and sweaters.  We work with women’s apparel vendors to present the merchandise and highlight the best of the vendor’s product.  Our primary women’s apparel vendors include Chanel, Gucci, Prada, Giorgio Armani, St. John, Akris and Escada.

Women’s Shoes, Handbags and Accessories:  Women’s accessories include belts, gloves, scarves, hats and sunglasses and complement our shoes and handbags assortments.  Our primary vendors in this category include Christian Louboutin, Chanel, Manolo Blahnik, Prada, Gucci, Jimmy Choo and Tory Burch in ladies shoes and Chanel, Prada, Gucci, Tory Burch and Balenciaga in handbags.

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

Designer and Precious Jewelry:  Our designer and precious jewelry offering includes women’s necklaces, bracelets, rings, earrings and watches that are selected to complement our apparel merchandise offering.  Our primary vendors in this category include David Yurman, John Hardy and Ippolita in designer jewelry and Roberto Coin and Van Cleef & Arpels in precious jewelry.  We often sell precious jewelry that has been consigned to us from the vendor.

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

Vendor Relationships

Our merchandise assortment consists of a wide selection of luxury goods purchased from both well-known luxury-branded fashion vendors as well as new and emerging designers.  We communicate with our vendors frequently, providing feedback on current demand for their products, suggesting changes to specific product categories or items and gaining insight into their future fashion direction.  Certain designers sell their merchandise, or certain of their design collections, exclusively to us and other designers sell to us pursuant to their limited distribution policies.  We compete for quality merchandise and assortment principally based on relationships and purchasing power with designer resources.  Our women’s and men’s apparel and fashion accessories businesses are especially dependent upon our relationships with these designer resources.  We monitor and evaluate the sales and profitability performance of each vendor and adjust our future purchasing decisions from time to time based upon the results of this analysis.  We have no guaranteed supply arrangements with our principal merchandising sources and, accordingly, there can be no assurances that 1) such sources will continue to meet our needs for quality, style and volume or 2) such sources will not alter the form in which they make their goods available to us.  In addition, our vendor base is diverse, with only one vendor representing more than 5% of the cost of our total purchases in fiscal year 2012.  The breadth of our sourcing helps mitigate risks associated with a single brand or designer.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  We also receive advertising allowances from certain of our merchandise vendors, substantially all of which represent reimbursements of direct, specified and incremental costs we incur to promote the vendors’ merchandise.  In addition, we receive allowances from certain merchandise vendors in conjunction with compensation allowances for employees who sell the vendors’ merchandise.  For more information related to allowances received from vendors, see Note 1 of the Notes to Consolidated Financial Statements in Item 15.

In order to expand our product assortment, we offer certain merchandise, primarily precious jewelry, which has been consigned to us from the vendor.  As of July 28, 2012 and July 30, 2011, we held consigned inventories with a cost basis of approximately $328.6 million and $287.7 million, respectively (consigned inventories are not reflected in our Consolidated Balance Sheets as we do not take title to consigned merchandise).

Inventory Management

Our merchandising functions are responsible for the determination of the merchandise assortment and quantities to be purchased for each of our channels and, in the case of Neiman Marcus and Last Call stores, for the allocation of merchandise to each store.  We currently have approximately 400 merchandise buyers and merchandise planners.

The majority of the merchandise we purchase is initially received at one of our centralized distribution facilities.  To support our Specialty Retail Stores, we utilize a primary distribution facility in Longview, Texas, a regional distribution facility in Dayton, New Jersey and four regional service centers.  We also operate two distribution facilities in the Dallas-Fort Worth area to support our On-line operation.

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

We also maintain certain inventories at the Longview distribution facility.  The goods held at the Longview distribution facility consist primarily of goods held in limited assortment or quantity by our stores and replenishment goods available to stores achieving high initial sales levels.  With our “locker stock” inventory management program, we maintain a portion of our most in-demand and high fashion merchandise at our distribution facility.  For products stored in locker stock, we can ship replenishment merchandise to the stores that demonstrate the highest customer demand.  In addition, our sales associates can use the program to ship items directly to our customers, thereby improving customer service and increasing productivity.  This program also helps us to restock inventory at individual stores more efficiently, to maximize the opportunity for full-price selling and to minimize the potential risks related to excess inventories.

In connection with our omni-channel approach to retailing, we implemented technologies and processes in fiscal year 2012 whereby certain inventories were made available to both our in-store and on-line channels.  For these merchandise categories, our sales associates were able to fulfill customer demand originating in-stores from the inventories held in their assigned store, other stores or the distribution and warehouse facilities supporting both our store and on-line channels.  Conversely, website orders could be fulfilled from our distribution and warehouse facilities as well as from our retail stores.  We plan to expand our capabilities to share inventories across our store and on-line channels in fiscal year 2013 and beyond.

Capital Investments

We make capital investments annually to support our long-term business goals and objectives.  We invest capital in new and existing stores, e-commerce websites, distribution and support facilities as well as information technology.  We have gradually increased the number of our stores over the past ten years, growing our full-line Neiman Marcus and Bergdorf Goodman store base from 34 stores at the beginning of fiscal year 2002 to our current 44 stores.

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

We also believe capital investments for information technology in our stores, websites, distribution facilities and support functions are necessary to support our business strategies.  As a result, we are continually upgrading our information systems to improve efficiency and productivity.

In the past three fiscal years, we have made capital expenditures aggregating $305.7 million related primarily to:

•                  the construction of new stores in Bellevue, Washington (suburban Seattle) and Walnut Creek, California;

•                  e-commerce and technology investments;

•                  enhancements to merchandising and store systems; and

•                  the renovation and expansion of our main Bergdorf Goodman store in New York City and Neiman Marcus store in Bal Harbour.

Currently, we project gross capital expenditures for fiscal year 2013 to be approximately $175 to $185 million.  Net of developer contributions, capital expenditures for fiscal year 2013 are projected to be approximately $165 to $175 million.

We receive allowances from developers related to the construction of our stores thereby reducing our cash investment in these stores.  We received construction allowances aggregating $10.6 million in fiscal year 2012 and $10.5 million in fiscal year 2011.

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

We believe we differ from other national retailers by our omni-channel retailing model, distinctive merchandise assortment, which we believe is more upscale than other high-end department stores, excellent customer service, prime real estate locations, premier on-line websites and elegant shopping environment.  We believe we differentiate ourselves from regional and local high-end luxury retailers through our omni-channel approach to business, strong national brand, diverse product selection, loyalty programs, customer service, prime shopping locations and strong vendor relationships that allow us to offer the top merchandise from each vendor.  Vendor-owned proprietary boutiques and specialty stores carry a much smaller selection of brands and merchandise, lack the overall shopping experience we provide and have a limited number of retail locations.

Employees

As of September 10, 2012, we had approximately 15,800 employees.  Neiman Marcus stores (including Last Call) had approximately 12,500 employees, Bergdorf Goodman stores had approximately 1,100 employees, On-line had approximately 1,700 employees and Neiman Marcus Group had approximately 500 employees.  Our staffing requirements fluctuate during the year as a result of the seasonality of the retail industry.  We hire additional temporary associates and increase the hours of part-time employees during seasonal peak selling periods.  Except for approximately 13% of the Bergdorf Goodman employees, none of our employees are subject to a collective bargaining agreement.  We believe that our relations with our employees are good.

Seasonality

Our business, like that of most retailers, is affected by seasonal fluctuations in customer demand, product offerings and working capital expenditures.  For additional information on seasonality, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Seasonality.”

Regulation

The credit card operations that are conducted under our arrangements with Capital One are subject to numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider.  In addition to our proprietary credit cards, credit to our customers is also provided primarily through third parties.  Any regulation or change in the regulation of credit arrangements that would materially limit the availability of credit to our customer base could adversely affect our results of operations or financial condition.

Our practices, as well as those of our competitors, are subject to review in the ordinary course of business by the Federal Trade Commission and are subject to numerous federal and state laws.  Additionally, we are subject to certain customs, anti-corruption laws, truth-in-advertising and other laws, including consumer protection regulations that regulate retailers generally and/or govern the importation, promotion and sale of merchandise.  We undertake to monitor changes in these laws and believe that we are in material compliance with all applicable state and federal regulations with respect to such practices.

ITEM 1A.     RISK FACTORS

Risks Related to Recent Economic Conditions

Poor economic conditions have adversely affected, and may continue to adversely affect, our business and results of operations.

Deterioration in domestic and global economic conditions leading to reductions in consumer spending have had a significant adverse impact on our business in the past. A number of factors affect the level of consumer spending on merchandise that we offer, including, among other things:

•                  general economic and industry conditions, including consumer confidence in future economic conditions;

•                  the performance of the financial, equity and credit markets;

•                  the level of consumer debt;

•                  the level of consumer savings;

•                  current and expected interest rates;

•                  current and expected tax rates and policies;

•                  current and expected unemployment levels; and

•                  crude oil prices that affect gasoline and heating oil prices.

While economic conditions have improved since the severe downturn we experienced in fiscal years 2009 and 2010, domestic and global economic conditions remain volatile.  The recurrence of adverse economic conditions could have a significant negative impact on our future revenues and results of operations.

The merchandise we sell consists in large part of luxury retail goods.  The purchase of these goods by customers is discretionary, and therefore highly dependent upon the level of consumer spending, particularly among affluent customers. Accordingly, sales of these products could be adversely affected by a recurrence of adverse economic conditions, increases in consumer debt levels, uncertainties regarding future economic prospects or a decline in consumer confidence.  During an actual or perceived economic downturn, fewer customers may shop with us and those who do shop may limit the amounts of their purchases. As a result, we could be required to take significant markdowns and/or increase our marketing and promotional expenses in response to the lower than anticipated levels of demand for luxury goods.  In addition, promotional and/or prolonged periods of deep discount pricing by our competitors could have a material adverse effect on our business.

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

NMG has a substantial amount of indebtedness, which may adversely affect NMG’s cash flow and its ability to operate the business, comply with debt covenants and make payments on its indebtedness.

We are highly leveraged.  As of July 28, 2012, the principal amount of NMG’s total indebtedness was approximately $2,785.0 million.  In addition, as of July 28, 2012, NMG had $529.7 million of unused borrowing availability under its $700.0 million Asset-Based Revolving Credit Facility and $0.3 million of outstanding letters of credit.  NMG’s substantial indebtedness, combined with its lease and other financial obligations and contractual commitments, could materially and adversely affect NMG’s business, financial condition and results of operations by:

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

NMG’s interest expense could increase if interest rates increase because the entire amount of the indebtedness under the senior secured credit facilities bears interest at floating rates, primarily based on LIBOR.  As of July 28, 2012, NMG had approximately $2,160.0 million principal amount of floating rate debt, consisting of outstanding borrowings under the Senior Secured Term Loan Facility and Senior Secured Asset-Based Revolving Credit Facility.  However, pursuant to interest rate cap agreements, NMG has capped LIBOR at 2.50% from December 2010 through December 2012 for an aggregate notional amount of $500.0 million in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness.  Effective August 2011, NMG entered into additional interest rate cap agreements which cap LIBOR at 2.50% for an aggregate notional amount of $1,000.0 million from December 2012 through December 2014.

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

The credit agreements governing NMG’s Asset-Based Revolving Credit Facility and Senior Secured Term Loan Facility and the indentures governing the Senior Subordinated Notes and the 2028 Debentures contain, and any future indebtedness of NMG would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on NMG’s ability to engage in acts that may be in its best long-term interests.  The indenture governing the Senior Subordinated Notes and the credit agreements governing the senior secured credit facilities include covenants that, among other things, restrict NMG’s ability to:

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

A breach of any of the restrictive covenants in the facilities described above may constitute an event of default, permitting the lenders to declare all outstanding borrowings due under the relevant facility to be immediately due and payable or to enforce their security interest.  Agreements governing NMG’s indebtedness also contain cross-default provisions, under which a declaration of default under a credit facility would result in an event of default under the Senior Subordinated Notes and the 2028 Debentures, which in turn may lead to mandatory redemption of such instruments in full.  Moreover, in an event of default or cross-default, certain lenders would also have the right to terminate any commitments they have to provide further borrowings.

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

The specialty retail industry is highly competitive and fragmented.  We compete for customers with traditional and high-end department stores, vendor-owned proprietary boutiques, specialty retailers, national apparel chains, individual specialty apparel stores and on-line retailers.  On-line retailing is rapidly evolving and we expect competition in the on-line markets to intensify in the future.

Competition is strong in both the in-store and on-line channels to attract new customers, maintain relationships with existing customers and obtain merchandise from key vendors.  We compete for customers principally on the basis of quality and fashion, customer service, value, assortment and presentation of merchandise, marketing and customer loyalty programs and store ambiance.  Our failure to successfully compete based on these and other factors may have a material adverse effect on our revenues and results of operations.

A number of other competitive factors could have a material adverse effect on our business, results of operations and financial condition, including:

•                  increased operational efficiencies of competitors;

•                  competitive pricing strategies, including both discounting of merchandise prices and/or the discounting or elimination of revenues derived from services;

•                  expansion of product offerings by existing competitors;

•                  entry by new competitors into markets in which we currently operate;

•                  adoption of innovative retail sales methods by existing competitors; and

•                  alteration of the distribution channels used by designers related to the sale of their goods to consumers.

Many of our competitors are larger than us and have greater financial resources.  In addition, certain designers from whom we source merchandise have established competing free-standing retail stores in the same vicinity as our stores.  If we fail to successfully compete for customers or merchandise, our revenues and results of operations could be materially adversely affected.

Our success depends in large part on our ability to identify fashion trends and consumer shopping preferences as well as to anticipate, gauge and react to changing consumer demands in a timely manner.  If we fail to adequately match our product mix, both in-store and on-line, to prevailing customer tastes, we may be required to sell our merchandise at higher average markdown levels and lower average margins.  Furthermore, the products we sell often require long lead times to order and must appeal to consumers whose preferences cannot be predicted with certainty and often change rapidly.  Consequently, we must stay abreast of emerging lifestyle and consumer trends and anticipate trends, fashions and shopping preferences that will appeal to our consumer base.  Any failure on our part to anticipate, identify and respond effectively to changing consumer demands, fashion trends and shopping preferences could adversely affect our business.

We are dependent on our relationships with certain designers, vendors and other sources of merchandise.

Our relationships with established and emerging designers are a key factor in our position as a retailer of high-fashion merchandise and a substantial portion of our revenues is attributable to our sales of designer merchandise.  Many of our key vendors limit the number of retail channels they use to sell their merchandise and competition among luxury retailers to obtain and sell these goods is intense.  We have no guaranteed supply arrangements with our principal merchandising sources.  Accordingly, there can be no assurance that such sources will continue to meet our quality, style and volume requirements.  In addition, any decline in the quality or popularity of any of these designer brands could adversely affect our business.

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

During periods of adverse changes in general economic, industry or competitive conditions, some of our vendors may experience serious cash flow issues, reductions in available credit from banks, factors or other financial institutions, or increases in the cost of capital.  In response, our vendors may attempt to increase their prices, alter historical credit and payment terms available to us or take other actions.  Any of these actions could have an adverse impact on our relationship with the vendor or constrain the amounts or timing of our purchases from the vendor and, ultimately, have an adverse impact on our revenues, profitability and liquidity.

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

If our customers reduce their levels of spending in response to increases in retail prices and/or we are unable to pass cost increases to our customers, our revenues and our profit margins may decrease.  Accordingly, foreign currency fluctuations and inflation could have a material adverse effect on our business, financial condition and results of operations in the future.

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

We routinely evaluate the need to remodel our existing stores.  In undertaking store remodels, we must complete the remodel in a timely, cost effective manner, minimize disruptions to our existing operations and succeed in creating an improved shopping environment.  If we fail to execute on these or other aspects of our store expansion and remodeling strategy, we could suffer harm to our revenues, an increase in costs and expenses and an adverse effect on our business.

Further, to keep pace with changing technology, we must continuously implement new information technology systems as well as enhance our existing systems.  Any failure to adequately maintain and update the information technology systems supporting our on-line operations, sales operations or distribution facilities could prevent us from processing and delivering merchandise, which could adversely affect our business.

A breach in information privacy could negatively impact our operations.

The protection of our customer, employee and company data is critically important to us.  We utilize customer data captured through both our proprietary credit card programs and our on-line activities.  Our customers have a high expectation that we will adequately safeguard and protect their personal information.  A significant breach of customer, employee or company data could damage our reputation and relationships with our customers and result in lost revenues, fines and lawsuits.

We depend on the success of our advertising and marketing programs.

Our advertising and marketing costs, net of allowances, amounted to $106.5 million for fiscal year 2012. Our business depends on attracting an adequate volume of customers who are likely to purchase our merchandise. We have a significant number of marketing initiatives and regularly fine-tune our approach and adopt new ones. There can be no assurance as to our continued ability to execute effectively our advertising and marketing programs and any failure to do so could adversely affect our business and results of operations.

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

We maintain a proprietary credit card program through which credit is extended to customers.  We had a marketing and servicing alliance with HSBC beginning in July 2005.  On May 1, 2012, affiliates of Capital One purchased HSBC’s credit card and private label credit card business in the U.S.  In connection with that purchase, HSBC assigned its rights and obligations under our agreement with HSBC to Capital One.  Pursuant to an agreement with Capital One, which we refer to as the Program Agreement, Capital One currently offers credit cards and non-card payment plans and bears substantially all credit risk with respect to sales transacted on the cards bearing our brands.  We receive payments from Capital One based on sales transacted on our proprietary credit cards.  Such payments are subject to annual adjustments, both increases and decreases, based upon the overall annual profitability and performance of the proprietary credit card portfolio.  In addition, we receive payments from Capital One for marketing and servicing activities we provide to Capital One.  In connection with the Program Agreement, we have changed and may continue to change the terms of credit offered to our customers as well as Capital One may change certain policies and arrangements with credit card customers in ways that affect our relationships with these customers.  Moreover, changes in credit card use, payment patterns and default rates may result from a variety of economic, legal, social and other factors that we cannot control or predict with certainty.

Credit card operations are subject to numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider.  The Dodd-Frank Wall Street Reform and Consumer Protection Act, which was enacted in July 2010, increases the regulatory requirements affecting providers of consumer credit.  These changes significantly restructured regulatory oversight and other aspects of the financial industry, created a new federal agency to supervise and enforce consumer lending laws and regulations and expanded state authority over consumer lending.  Any regulation or change in the regulation of credit arrangements that would materially limit the availability of credit to our customer base could adversely affect our business.  Changes in credit card use, payment patterns and default rates may result from a variety of economic, legal, social and other factors that we cannot control or predict with certainty.

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

Unforeseen events, including war, terrorism and other international conflicts, public health issues and natural disasters such as earthquakes, hurricanes or tornadoes, whether occurring in the United States or abroad, could disrupt our supply chain operations, international trade or result in political or economic instability. Any of the foregoing events could result in property losses, reduce demand for our products or make it difficult or impossible to obtain merchandise from our suppliers.

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

We are subject to customs, anti-corruption laws, truth-in-advertising, intellectual property, labor and other laws, including consumer protection regulations, credit card regulations and zoning and occupancy ordinances that regulate retailers generally and/or 1) govern the importation, promotion and sale of merchandise, 2) regulate wage and hour matters with respect to our employees and 3) govern the operation of our retail stores and warehouse facilities.  Although we undertake to monitor changes in these laws, if these laws or the interpretations of these laws change without our knowledge, or are violated by importers, designers, manufacturers or distributors, we could experience delays in shipments and receipt of goods, suffer damage to our reputation or be subject to fines or other penalties under the controlling regulations, any of which could adversely affect our business.

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

Additionally, third parties may assert claims against us alleging infringement, misappropriation or other violations of their tradename or other proprietary rights, whether or not the claims have merit.  Claims like these may be time consuming and expensive to defend and we could be required to cease using the tradename or other rights or sell the allegedly infringing products.  This could have an adverse effect on our revenues and cause us to incur significant litigation costs and expenses.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                       PROPERTIES

Our corporate headquarters are located at the Downtown Neiman Marcus store location in Dallas, Texas.  Other operating headquarters are located as follows:

Neiman Marcus Stores	Dallas, Texas
Bergdorf Goodman Stores	New York, New York
Neiman Marcus Last Call	Dallas, Texas
On-line	Irving, Texas

Properties that we use in our operations include Neiman Marcus stores, Bergdorf Goodman stores, Neiman Marcus Last Call stores and distribution, support and office facilities.  As of September 10, 2012, the approximate aggregate square footage of the properties used in our operations was as follows:

	Owned	Owned Subject to Ground Lease	Leased	Total
Neiman Marcus Stores	854,000	2,363,000	2,436,000	5,653,000
Bergdorf Goodman Stores	—	—	316,000	316,000
Neiman Marcus Last Call Stores and Other	—	—	952,000	952,000
Distribution, Support and Office Facilities	1,317,000	150,000	1,138,000	2,605,000

Neiman Marcus Stores.  As of September 10, 2012, we operated 42 Neiman Marcus stores, with an aggregate total property size of approximately 5,653,000 square feet.  The following table sets forth certain details regarding each Neiman Marcus store:

Neiman Marcus Stores

Locations	Fiscal Year Operations Began	Gross Store Sq. Feet	Locations	Fiscal Year Operations Began	Gross Store Sq. Feet
Dallas, Texas (Downtown)(1)	1908	129,000	Denver, Colorado(3)*	1991	90,000
Dallas, Texas (NorthPark)(2)*	1965	218,000	Minneapolis, Minnesota(2)	1992	119,000
Houston, Texas (Galleria)(3)*	1969	224,000	Scottsdale, Arizona(2)*	1992	116,000
Bal Harbour, Florida(2)	1971	97,000	Troy, Michigan(3)*	1993	157,000
Atlanta, Georgia(2)*	1973	206,000	Short Hills, New Jersey(3)*	1996	138,000
St. Louis, Missouri(2)	1975	145,000	King of Prussia, Pennsylvania(3)*	1996	142,000
Northbrook, Illinois(3)	1976	144,000	Paramus, New Jersey(3)*	1997	141,000
Fort Worth, Texas(2)	1977	119,000	Honolulu, Hawaii(3)	1999	181,000
Washington, D.C.(2)*	1978	130,000	Palm Beach, Florida(2)	2001	53,000
Newport Beach, California(3)*	1978	154,000	Plano, Texas (Willow Bend)(4)*	2002	156,000
Beverly Hills, California(1)*	1979	185,000	Tampa, Florida(3)*	2002	96,000
Westchester, New York(2)*	1981	138,000	Coral Gables, Florida(2)*	2003	136,000
Las Vegas, Nevada(2)	1981	174,000	Orlando, Florida(4)*	2003	95,000
Oak Brook, Illinois(2)	1982	119,000	San Antonio, Texas(4)*	2006	120,000
San Diego, California(2)	1982	106,000	Boca Raton, Florida(2)	2006	136,000
Fort Lauderdale, Florida(3)*	1983	94,000	Charlotte, North Carolina(3)	2007	80,000
San Francisco, California(4)*	1983	251,000	Austin, Texas(3)	2007	80,000
Chicago, Illinois (Michigan Ave.)(2)	1984	188,000	Natick, Massachusetts(4)*	2008	102,000
Boston, Massachusetts(2)	1984	111,000	Topanga, California(3)*	2009	120,000
Palo Alto, California(3)*	1986	120,000	Bellevue, Washington(2)	2010	125,000
McLean, Virginia(4)*	1990	130,000	Walnut Creek, California(3)	2012	88,000

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

Neiman Marcus Last Call Stores.  As of September 10, 2012, we operated 33 Neiman Marcus Last Call stores that average approximately 28,000 square feet each in size.

Distribution, Support and Office Facilities.  We own approximately 41 acres of land in Longview, Texas, where our primary distribution facility is located.  The Longview facility is the principal merchandise processing and distribution facility for Neiman Marcus stores.  We lease four regional service centers in New York, Florida, Texas and California and currently utilize a regional distribution facility in Dayton, New Jersey.  We also own approximately 50 acres of land in Irving, Texas, where our On-line operating headquarters and distribution facility is located.  In addition, we currently utilize another regional distribution facility in Dallas, Texas to support our On-line operation.

We currently plan to open a new 198,000 square feet distribution facility in Pittston, Pennsylvania in the Spring of 2013 to support the future growth and initiatives of the Company.  The new facility in Pittston will replace the distribution facility we currently utilize in Dayton, New Jersey.

Lease Terms.  We lease a significant percentage of our stores and, in certain cases, the land upon which our stores are located.  The terms of these leases, assuming all outstanding renewal options are exercised, range from six to 121 years.  The lease on the Bergdorf Goodman Main Store expires in 2050, with no renewal options, and the lease on the Bergdorf Goodman Men’s Store expires in 2020, with a 10-year renewal option.  Most leases provide for monthly fixed rentals or contingent rentals based upon revenues in excess of stated amounts and normally require us to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs.

For further information on our properties and lease obligations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 of the Notes to Consolidated Financial Statements in Item 15.

ITEM 3.                       LEGAL PROCEEDINGS

On April 30, 2010, a Class Action Complaint for Injunction and Equitable Relief was filed in the United States District Court for the Central District of California by Sheila Monjazeb, individually and on behalf of other members of the general public similarly situated, against the Company, Newton Holding, LLC, TPG Capital, L.P. and Warburg Pincus, LLC.  On July 12, 2010, all defendants except for the Company were dismissed without prejudice, and on August 20, 2010, this case was refiled in the Superior Court of California for San Francisco County.  This complaint, along with a similar class action lawsuit originally filed by Bernadette Tanguilig in 2007, alleges that the Company has engaged in various violations of the California Labor Code and Business and Professions Code, including without limitation 1) asking employees to work “off the clock,” 2) failing to provide meal and rest breaks to its employees, 3) improperly calculating deductions on paychecks delivered to its employees and 4) failing to provide a chair or allow employees to sit during shifts.  On October 24, 2011, the court granted the Company’s motion to compel Ms. Monjazeb and a co-plaintiff to participate in the Company’s Mandatory Arbitration Agreement, foreclosing a class action in that case.  The court then determined that Ms. Tanguilig could not represent employees who are subject to our Mandatory Arbitration Agreement, thereby limiting the putative class action to those associates who were employed between December 2004 and July 15, 2007 (the effective date of our Mandatory Arbitration Agreement).  Ms. Monjazeb filed a demand for arbitration as a class action, which is prohibited under the Mandatory Arbitration Agreement. In response to Ms. Monjazeb’s demand for arbitration as a class action, the American Arbitration Association (AAA) referred the resolution of such request back to the arbitrator.  We filed a motion to stay the decision of the AAA pending a ruling by the trial court; the trial court determined that the arbitration agreement was unenforceable due to a recent California case.  We asserted that the trial court does not have jurisdiction to change its earlier determination of the enforceability of the arbitration agreement and plan to appeal the court’s decision.  We will continue to vigorously defend our interests in these matters.  Currently, we cannot reasonably estimate the amount of loss, if any, arising from these matters.  We will continue to evaluate these matters based on subsequent events, new information and future circumstances.

We are currently involved in various other legal actions and proceedings that arose in the ordinary course of business.  With respect to the matter described above as well as all other current outstanding litigation involving the Company, we believe that any liability arising as a result of such litigation will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.                       MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders.  There is no established public trading market for our common stock.  At September 10, 2012, there were 30 holders of record of our common stock.

Dividends.  On March 28, 2012, the Board of Directors of NMG declared a cash dividend (the Dividend) of $435 per share of its outstanding common stock resulting in total distributions to our shareholders and certain option holders (including related expenses) of $449.3 million.  The Dividend was paid on March 30, 2012 to stockholders of record at the close of business on March 28, 2012.  We did not declare or pay any dividends on our common stock in fiscal year 2011.

Issuer Purchases of Equity Securities.  There were no unregistered sales of our equity securities during the quarterly period ended July 28, 2012.

ITEM 6.                       SELECTED FINANCIAL DATA

The following selected financial data is qualified in entirety by our Consolidated Financial Statements (and the Notes thereto) contained in Item 15 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Fiscal year ended
(in millions)	July 28, 2012	July 30, 2011		July 31, 2010	August 1, 2009		August 2, 2008 (1)
OPERATING RESULTS
Revenues	$4,345.4	$4,002.3		$3,692.8	$3,643.3		$4,600.5
Cost of goods sold including buying and occupancy costs (excluding depreciation)	2,798.0	2,589.4		2,419.5	2,536.8		2,935.0
Selling, general and administrative expenses (excluding depreciation)	1,013.6	934.2		885.4	882.7		1,045.4
Income from credit card program	(51.6)	(46.0)		(59.1)	(50.0)		(65.7)
Depreciation and amortization	180.2	194.9		215.1	223.5		220.6
Impairment charges	—	—		—	703.2	(3)	31.3	(4)
Operating earnings (loss)	403.6	329.7		231.8	(652.9	)(3)	466.4	(4)
Earnings (loss) before income taxes	228.3	49.3	(2)	(5.3)	(888.5)		226.6
Net earnings (loss)	$140.1	$31.6	(2)	$(1.8)	$(668.0)		$142.8

(in millions, except per share data)	July 28, 2012	July 30, 2011	July 31, 2010	August 1, 2009	August 2, 2008 (1)
FINANCIAL POSITION
Cash and cash equivalents	$49.3	$321.6	$421.0	$323.4	$239.2
Merchandise inventories	939.8	839.3	790.5	766.8	991.6
Total current assets	1,143.7	1,302.7	1,360.1	1,234.5	1,378.6
Property and equipment, net	894.5	873.2	905.8	992.7	1,075.3
Total assets	5,201.9	5,364.8	5,532.3	5,594.0	6,571.7
Total current liabilities	725.2	662.2	662.5	576.4	721.7
Long-term debt, excluding current maturities	2,781.9	2,681.7	2,879.7	2,954.2	2,946.1
Cash dividends per share	$435.0	$—	$—	$—	$—

	Fiscal year ended
(in millions, except sales per square foot)	July 28, 2012	July 30, 2011	July 31, 2010	August 1, 2009		August 2, 2008 (1)
OTHER OPERATING DATA
Capital expenditures	$152.8	$94.2	$58.7	$101.5		$183.5
Depreciation expense	$130.1	$132.4	$141.8	$150.8		$148.4
Rent expense and related occupancy costs	$91.9	$87.6	$85.0	$85.4		$92.6
Change in comparable revenues (5)	7.9%	8.1%	(0.1)%	(21.4)%		1.7%
Number of full-line stores open at period end	44	43	43	42		41
Sales per square foot (6)	$535	$505	$466	$475		$634	(7)

NON-GAAP FINANCIAL MEASURE
EBITDA (8)	$583.8	$524.7	$446.9	$(429.4	)(3)	$687.0	(4)
Adjusted EBITDA (8)	$583.8	$524.7	$446.9	$273.8		$685.8

(1)                                  Fiscal year 2008 consists of the fifty-three weeks ended August 2, 2008. All other fiscal years consist of fifty-two weeks.

(2)                                  For fiscal year 2011, earnings before income taxes and net earnings include a loss on debt extinguishment of $70.4 million which included 1) costs of $37.9 million related to the tender for and redemption of our Senior Notes and 2) the write-off of $32.5 million of debt issuance costs related to the extinguished debt facilities. The total loss on debt extinguishment was recorded as a component of interest expense.

(3)                                  For fiscal year 2009, operating loss and EBITDA include pretax impairment charges related to 1) $329.7 million for the writedown to fair value of goodwill, 2) $343.2 million for the writedown to fair value of the net carrying value of tradenames and 3) $30.3 million for the writedown to fair value of the net carrying value of certain long-lived assets.

(4)                                  For fiscal year 2008, operating earnings and EBITDA include 1) $32.5 million of other income related to a pension curtailment gain as a result of our decision to freeze certain Pension and SERP benefits as of December 31, 2007, partially offset by 2) $31.3 million pretax impairment charge related to the writedown to fair value of the Horchow tradename.

(5)                                  Comparable revenues include 1) revenues derived from our retail stores open for more than fifty-two weeks, including stores that have been relocated or expanded and 2) revenues from our On-line operation.  Comparable revenues exclude revenues of closed stores.  The calculation of the change in comparable revenues for fiscal year 2008 is based on revenues for the fifty-two weeks ended July 26, 2008 compared to revenues for the fifty-two weeks ended July 28, 2007.

(6)                                  Sales per square foot are calculated as Neiman Marcus stores and Bergdorf Goodman stores net sales divided by weighted average square footage.  Weighted average square footage includes a percentage of year-end square footage for new stores equal to the percentage of the year during which they were open.

(7)                                  Sales per square foot for fiscal year 2008 are based on revenues for the fifty-two weeks ended July 26, 2008.

(8)                                  For an explanation of EBITDA and Adjusted EBITDA as measures of our operating performance and a reconciliation to net earnings, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measure-EBITDA and Adjusted EBITDA.”

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

Overview

The Company is a luxury retailer conducting integrated store and on-line operations principally under the Neiman Marcus and Bergdorf Goodman brand names.  We report our store operations as our Specialty Retail Stores segment and our on-line operations as our On-line segment.

The Company is a subsidiary of Newton Holding, LLC (Holding), which is controlled by TPG and investment funds affiliated with Warburg Pincus LLC (collectively, the Sponsors).  The Company’s operations are conducted through its wholly-owned subsidiary, The Neiman Marcus Group, Inc. (NMG).  The Sponsors acquired NMG in a leveraged transaction in October 2005 (the Acquisition).

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar.  All references to fiscal year 2012 relate to the fifty-two weeks ended July 28, 2012, all references to fiscal year 2011 relate to the fifty-two weeks ended July 30, 2011 and all references to fiscal year 2010 relate to the fifty-two weeks ended July 31, 2010.

Fiscal Year 2012 Summary

A summary of our operating results is as follows:

•                    Revenues - Our revenues for fiscal year 2012 were positively impacted by a higher level of customer demand.  As a result, our revenues for fiscal year 2012 were $4,345.4 million, an increase of 8.6% as compared to fiscal year 2011.  Changes in comparable revenues by quarter for fiscal year 2012 are as follows:

	Specialty Retail Stores	On-line	Total
First fiscal quarter	6.4%	15.2%	8.0%
Second fiscal quarter	7.8%	13.5%	9.0%
Third fiscal quarter	4.3%	17.5%	6.7%
Fourth fiscal quarter	5.3%	18.8%	7.9%

For Specialty Retail Stores, our sales per square foot increased to $535 for the fifty-two weeks ended July 28, 2012 from $505 for the fifty-two weeks ended July 30, 2011.

•                  Cost of goods sold including buying and occupancy costs (excluding depreciation) (COGS) - COGS represented 64.4% of revenues in fiscal year 2012, an improvement of 0.3% of revenues compared to fiscal year 2011.  This decrease in COGS, as a percentage of revenues, was primarily due to 1) favorable merchandise mix, higher levels of full-price sales and lower net markdowns and promotions costs and 2) the leveraging of buying and occupancy costs on higher revenues, partially offset by 3) higher delivery and processing net costs from our On-line operation.

•                  Selling, general and administrative expenses (excluding depreciation) (SG&A) - SG&A represented 23.3% of revenues in fiscal 2012, which is flat as compared to fiscal year 2011.  SG&A expenses, as a percentage of revenues, primarily reflect 1) favorable payroll and other costs, net of costs incurred in connection with our corporate initiatives, primarily due to the net leveraging of these expenses on higher revenues, partially offset by 2) higher marketing and selling.

During fiscal year 2012, we pursued various corporate initiatives primarily focused on expanding our omni-channel retailing model, enhancing the customer experience in both our Specialty Retail Stores and On-line operation and pursuing international expansion opportunities.  In connection with these initiatives, major accomplishments include, among other things:

•            increased omni-channel capabilities;

•            rollout of smart phones and other technological capabilities;

•            acceptance of Visa, MasterCard and Discover in our Neiman Marcus stores;

•            higher levels of customer service and satisfaction; and

•            investment in a foreign e-commerce retailer.

•                  Operating earnings - Total operating earnings in fiscal year 2012 were $403.6 million, or 9.3% of revenues.  Total operating earnings in fiscal year 2011 were $329.7 million, or 8.2% of revenues.  Our operating earnings margin increased by 1.1% of revenues primarily due to:

•            a decrease in COGS by 0.3% of revenues, as described above; and

•            a decrease in depreciation and amortization expense by 0.7% of revenues reflecting a lower level of capital expenditures in recent years and lower amortization of short-lived intangible assets.

•                  Distributions to shareholders - On March 28, 2012, the Board of Directors of NMG declared the Dividend of $435 per share of its outstanding common stock resulting in total distributions to our shareholders and certain option holders (including related expenses) of $449.3 million.  In connection with the Dividend, we incurred borrowings under the Asset-Based Revolving Credit Facility of $150.0 million.  These proceeds, along with cash on hand, were used to fund the Dividend.  The Dividend was paid on March 30, 2012 to stockholders of record at the close of business on March 28, 2012.

•                  Liquidity - Net cash provided by our operating activities was $259.8 million in fiscal year 2012 compared to $272.4 million in fiscal year 2011.  We held cash balances of $49.3 million at July 28, 2012 compared to $321.6 million at July 30, 2011, a decrease of $272.3 million.  In addition to the cash generated by our operating activities, net of working capital requirements, significant changes in cash flows in fiscal year 2012 included 1) the $449.3 million of distributions to shareholders and certain option holders as a result of the payment of the Dividend in March 2012, partially offset by 2) $100.0 million of net borrowings under the Asset-Based Revolving Credit Facility in fiscal year 2012.

At July 28, 2012, we had $529.7 million of unused borrowing availability under the Asset-Based Revolving Credit Facility.

•                  Strategic investment - In the third quarter of fiscal year 2012, we made a $29.4 million strategic investment in Glamour Sales, a privately held e-commerce company based in Hong Kong with leading flash sales websites in Asia.  Through our investment in Glamour Sales, we intend to launch a full price e-commerce website in China by the end of fiscal year 2013.  This site will feature a mix of full-priced, current season products.  Our 37% non-controlling investment in the entity is accounted for under the equity method.

•                  Outlook - While we have experienced more favorable economic conditions in recent quarters, domestic and global economic conditions remain volatile.  At July 28, 2012, on-hand inventories totaled $939.8 million, a 12.0% increase from fiscal year 2011.  Based on our current inventory position, we will continue to closely monitor and maintain an appropriate alignment of our inventory levels and purchases with anticipated customer demand.  We believe the cash generated from our operations along with our cash balances and available sources of financing will enable us to meet our anticipated cash obligations for fiscal year 2013.

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net revenues for the periods indicated.

	Fiscal year ended
	July 28, 2012	July 30, 2011	July 31, 2010

Revenues	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs (excluding depreciation)	64.4	64.7	65.5
Selling, general and administrative expenses (excluding depreciation)	23.3	23.3	24.0
Income from credit card program	(1.2)	(1.1)	(1.6)
Depreciation expense	3.0	3.3	3.8
Amortization of intangible assets	0.7	1.1	1.5
Amortization of favorable lease commitments	0.4	0.4	0.5
Equity in loss of foreign e-commerce retailer	—	—	—
Operating earnings	9.3	8.2	6.3
Interest expense, net	4.0	7.0	6.4
Earnings (loss) before income taxes	5.3	1.2	(0.1)
Income tax expense (benefit)	2.0	0.4	(0.1)
Net earnings (loss)	3.2%	0.8%	(0.0)%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

	Fiscal year ended
(in millions, except sales per square foot)	July 28, 2012	July 30, 2011	July 31, 2010

REVENUES
Specialty Retail Stores	$3,466.6	$3,245.2	$3,010.8
On-line	878.8	757.1	682.0
Total	$4,345.4	$4,002.3	$3,692.8

OPERATING EARNINGS
Specialty Retail Stores	$387.7	$341.7	$272.5
On-line	132.4	113.0	112.6
Corporate expenses (1)	(64.9)	(62.5)	(80.0)
Equity in loss of foreign e-commerce retailer	(1.5)	—	—
Amortization of intangible assets and favorable lease commitments	(50.1)	(62.5)	(73.3)
Total	$403.6	$329.7	$231.8

OPERATING PROFIT MARGIN
Specialty Retail Stores	11.2%	10.5%	9.1%
On-line	15.1%	14.9%	16.5%
Total	9.3%	8.2%	6.3%

CHANGE IN COMPARABLE REVENUES (2)
Specialty Retail Stores	6.0%	7.5%	(1.2)%
On-line	16.1%	11.0%	4.6%
Total	7.9%	8.1%	(0.1)%

SALES PER SQUARE FOOT (3)
Specialty Retail Stores	$535	$505	$466

STORE COUNT
Neiman Marcus and Bergdorf Goodman full-line stores:
Open at beginning of period	43	43	42
Opened during the period	1	—	1
Open at end of period	44	43	43
Neiman Marcus Last Call stores:
Open at beginning of period	30	28	27
Opened during the period	4	2	1
Closed during the period	(1)	—	—
Open at end of period	33	30	28

NON-GAAP FINANCIAL MEASURE
EBITDA (4)	$583.8	$524.7	$446.9

(1)           For fiscal year 2010, corporate expenses includes $21.9 million of costs (primarily professional fees and severance) incurred in connection with corporate initiatives and cost reductions.

(2)           Comparable revenues include 1) revenues derived from our retail stores open for more than fifty-two weeks, including stores that have been relocated or expanded and 2) revenues from our On-line operation.  Comparable revenues exclude revenues of closed stores.

(3)           Sales per square foot are calculated as Neiman Marcus stores and Bergdorf Goodman stores net sales divided by weighted average square footage.  Weighted average square footage includes a percentage of year-end square footage for new stores equal to the percentage of the year during which they were open.

(4)           For an explanation of EBITDA as a measure of our operating performance and a reconciliation to net earnings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measure-EBITDA and Adjusted EBITDA.”

Factors Affecting Our Results

Revenues.  We generate our revenues from the sale of high-end merchandise through our Specialty Retail Stores and our On-line operation.  Components of our revenues include:

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

•                  our ability to acquire goods meeting customers’ tastes and preferences;

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise.  These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor.  Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise.  These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold.  We received vendor allowances of $92.5 million, or 2.1% of revenues, in fiscal year 2012, $87.5 million, or 2.2% of revenues, in fiscal year 2011 and $81.2 million, or 2.2% of revenues, in fiscal year 2010.  The amounts of vendor allowances we receive fluctuate based on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during fiscal years 2012, 2011 or 2010.

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

Advertising costs consist primarily of 1) on-line marketing costs, 2) advertising costs incurred related to the production, printing and distribution of our print catalogs and the production of the photographic content for our websites and 3) print media costs for promotional materials mailed to our customers.  We receive advertising allowances from certain of our merchandise vendors.  Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media.  Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned.  Advertising allowances aggregated approximately $53.1 million, or 1.2% of revenues, in fiscal year 2012, $49.3 million, or 1.2% of revenues, in fiscal year 2011 and $46.2 million, or 1.3% of revenues, in fiscal year 2010.

We also receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendor’s merchandise.  These allowances are netted against the related compensation expense that we incur.  Amounts received from vendors related to compensation programs were $65.1 million, or 1.5% of revenues, in fiscal year 2012, $60.3 million, or 1.5% of revenues, in fiscal year 2011 and $61.1 million, or 1.7% of revenues, in fiscal year 2010.

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

Income from credit card program.  Pursuant to a marketing and servicing alliance with a third party consumer lender (the Credit Provider) under the terms of the Program Agreement, the Credit Provider offers credit cards and non-card payment plans bearing our brands and we receive income from the Credit Provider (Program Income) consisting of 1) ongoing payments based on net credit card sales and 2) compensation for marketing and servicing activities.  The Program Income is subject to annual adjustments, both increases and decreases, based upon the overall annual profitability and performance of the credit card portfolio.  We recognize Program Income when earned.  In the future, the Program Income may:

•                  increase or decrease based upon the level of utilization of our proprietary credit cards by our customers;

•                  increase or decrease based upon the overall profitability and performance of the credit card portfolio due to the level of bad debts incurred or changes in interest rates, among other factors;

•                  increase or decrease based upon future changes to our historical credit card program in response to changes in regulatory requirements or other changes related to, among other things, the interest rates applied to unpaid balances and the assessment of late fees; and

•                  decrease based upon the level of future services we provide to the Credit Provider.

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

Our third fiscal quarter is generally characterized by a higher level of full-price sales with a focus on the initial introduction of Spring season fashions.  Aggressive marketing activities designed to stimulate customer purchases, a lower level of markdowns and higher margins are again characteristic of this quarter.  Revenues are generally the lowest in the fourth fiscal quarter with a focus on promotional activities offering Spring season goods to customers on a marked down basis, resulting in lower margins during the quarter.  Our working capital requirements are typically lower in the third and fourth fiscal quarters compared to the other quarters.

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

Fiscal Year Ended July 28, 2012 Compared to Fiscal Year Ended July 30, 2011

Revenues.  Our revenues for fiscal year 2012 of $4,345.4 million increased by $343.1 million, or 8.6%, from $4,002.3 million in fiscal year 2011.  The increase in revenues was due to increases in comparable revenues resulting from a higher level of customer demand.  New stores generated revenues of $27.6 million in fiscal year 2012.

Comparable revenues for fiscal year 2012 were $4,317.8 million compared to $4,000.7 million in fiscal year 2011, representing an increase of 7.9%.  Changes in comparable revenues, by quarter and by reportable segment, were:

	Fiscal year 2012			Fiscal year 2011
	Specialty Retail Stores	On-line	Total	Specialty Retail Stores	On-line	Total

First fiscal quarter	6.4%	15.2%	8.0%	5.1%	12.8%	6.4%
Second fiscal quarter	7.8%	13.5%	9.0%	6.0%	6.3%	6.0%
Third fiscal quarter	4.3%	17.5%	6.7%	8.3%	16.1%	9.7%
Fourth fiscal quarter	5.3%	18.8%	7.9%	11.0%	11.0%	11.0%

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for fiscal year 2012 were 64.4% of revenues compared to 64.7% of revenues for fiscal year 2011.  The decrease in COGS by 0.3% of revenues for fiscal year 2012 was primarily due to:

•                  increased product margins of approximately 0.4% of revenues driven by favorable merchandise mix, higher levels of full-price sales and lower net markdowns and promotions costs, primarily attributable to our Specialty Retail Stores; and

•                  the leveraging of buying and occupancy costs by 0.2% of revenues on higher revenues; partially offset by

•                  higher delivery and processing net costs of 0.3% of revenues from our On-line operation.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses as a percentage of revenues were 23.3% of revenues in both fiscal years 2012 and 2011.  SG&A was comparable to the prior fiscal year primarily due to:

•                  favorable payroll and other costs, net of costs incurred in connection with our corporate initiatives, of approximately 0.3% of revenues, primarily due to the net leveraging of these expenses on higher revenues; partially offset by

•                  higher marketing and selling costs of approximately 0.3% of revenues primarily due to higher web marketing expenditures at our On-line operation.

Income from credit card program.  We earned Program Income of $51.6 million, or 1.2% of revenues, in fiscal year 2012 compared to $46.0 million, or 1.1% of revenues, in fiscal year 2011.  The increase in income from credit card program is primarily due to improvements in the overall profitability and performance of the credit card portfolio.

Depreciation expense.  Depreciation expense was $130.1 million, or 3.0% of revenues, in fiscal year 2012 compared to $132.4 million, or 3.3% of revenues, in fiscal year 2011.  The decrease in depreciation expense resulted primarily from lower levels of capital expenditures in recent years.

Amortization expense.  Amortization expense of intangible assets (primarily customer lists and favorable lease commitments) aggregated $50.1 million, or 1.1% of revenues, in fiscal year 2012 compared to $62.5 million, or 1.6% of revenues, in fiscal year 2011.  The decrease in amortization expense is primarily due to certain short-lived intangible assets becoming fully amortized.

Segment operating earnings.  Segment operating earnings for our Specialty Retail Stores and On-line segments do not reflect either the impact of adjustments to revalue our assets and liabilities to estimated fair value at the Acquisition Date or impairment charges related to declines in fair value subsequent to the Acquisition Date.  The reconciliation of segment operating earnings to total operating earnings is as follows:

	Fiscal year ended
(in millions)	July 28, 2012	July 30, 2011

Specialty Retail Stores	$387.7	$341.7
On-line	132.4	113.0
Corporate expenses	(64.9)	(62.5)
Equity in loss of foreign e-commerce retailer	(1.5)	—
Amortization of intangible assets and favorable lease commitments	(50.1)	(62.5)
Total operating earnings	$403.6	$329.7

Operating earnings for our Specialty Retail Stores segment were $387.7 million, or 11.2% of Specialty Retail Stores revenues, for fiscal year 2012 compared to $341.7 million, or 10.5% of Specialty Retail Stores revenues, for the prior fiscal year.  The increase in operating margin as a percentage of revenues for Specialty Retail Stores was primarily due to:

•                  the leveraging of a significant portion of our expenses on the higher level of revenues; and

•                  increased margins due to higher levels of full-price sales and lower net markdowns and promotions costs.

Operating earnings for our On-line segment were $132.4 million, or 15.1% of On-line revenues, in fiscal year 2012 compared to $113.0 million, or 14.9% of On-line revenues, for the prior fiscal year.  The increase in operating margin as a percentage of revenues for On-line was primarily the result of:

•                  the leveraging of a significant portion of our expenses on the higher level of revenues; partially offset by

•                  decreased margins primarily due to higher delivery and processing net costs, partially offset by favorable product margins; and

•                  higher marketing and selling costs.

Interest expense, net.  Net interest expense was $175.2 million, or 4.0% of revenues, in fiscal year 2012 and $280.5 million, or 7.0% of revenues, for the prior fiscal year.  The net decrease in interest expense is primarily due to 1) the repurchase and redemption of our Senior Notes in the fourth quarter of fiscal year 2011, partially offset by 2) higher interest expense incurred on the higher Senior Secured Term Loan Facility borrowings.  Additionally, in connection with the Refinancing Transactions, we incurred a loss on debt extinguishment of $70.4 million in the fourth quarter of fiscal year 2011.

The significant components of interest expense are as follows:

	Fiscal year ended
(in thousands)	July 28, 2012	July 30, 2011

Asset-Based Revolving Credit Facility	$1,052	$—
Senior Secured Term Loan Facility	98,989	75,233
2028 Debentures	8,906	8,881
Senior Notes	—	53,916
Senior Subordinated Notes	51,873	51,732
Amortization of debt issue costs	8,457	14,661
Other, net	7,040	6,177
Capitalized interest	(1,080)	(535)
	$175,237	$210,065
Loss on debt extinguishment	—	70,388
Interest expense, net	$175,237	$280,453

Income tax expense (benefit).  Our effective income tax rate for fiscal year 2012 was 38.7% compared to 35.8% for fiscal year 2011.  Our effective income tax rate for fiscal year 2012 and fiscal year 2011 exceeded the statutory rate primarily due to state income taxes and settlements with taxing authorities.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  During fiscal year 2011, the Internal Revenue Service (IRS) began examination of our fiscal years 2008 and 2009 federal income tax returns.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2006.  We believe our recorded tax liabilities as of July 28, 2012 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our Consolidated Financial Statements.

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

Comparable revenues for fiscal year 2011 were $3,992.6 million compared to $3,692.8 million in fiscal year 2010, representing an increase of 8.1%.  Changes in comparable revenues, by quarter and by reportable segment, were:

	Fiscal year 2011			Fiscal year 2010
	Specialty Retail Stores	On-line	Total	Specialty Retail Stores	On-line	Total

First fiscal quarter	5.1%	12.8%	6.4%	(14.9)%	(7.2)%	(13.7)%
Second fiscal quarter	6.0%	6.3%	6.0%	(0.6)%	5.9%	0.6%
Third fiscal quarter	8.3%	16.1%	9.7%	9.5%	6.9%	9.1%
Fourth fiscal quarter	11.0%	11.0%	11.0%	4.9%	13.6%	6.5%

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

•                  decreased product margins generated by our On-line operation of approximately 0.6% primarily due to higher net markdowns in response to lower than anticipated customer demand, particularly during the second quarter of fiscal year 2011, and lower delivery and processing net revenues.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses as a percentage of revenues decreased to 23.3% of revenues in fiscal year 2011 compared to 24.0% of revenues in the prior fiscal year.  The net decrease in SG&A expenses by 0.7% of revenues in fiscal year 2011 was primarily due to:

•                  lower spending for professional fees and expenses, primarily costs related to corporate initiatives incurred in fiscal year 2010, of approximately 0.5% of revenues; and

•                  favorable payroll and related costs of approximately 0.3% of revenues, primarily due to the leveraging of these expenses on higher revenues and lower benefits costs incurred; partially offset by

•                  higher marketing and selling costs of approximately 0.1% of revenues.

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

Depreciation expense.  Depreciation expense was $132.4 million, or 3.3% of revenues, in fiscal year 2011 compared to $141.8 million, or 3.8% of revenues, in fiscal year 2010.  The decrease in depreciation expense resulted primarily from recent lower levels of capital spending.

Amortization expense.  Amortization expense of intangible assets (primarily customer lists and favorable lease commitments) aggregated $62.5 million, or 1.6% of revenues, in fiscal year 2011 compared to $73.3 million, or 2.0% of revenues, in fiscal year 2010.  The decrease in amortization expense is primarily due to certain short-lived intangible assets becoming fully amortized.

Segment operating earnings.  Segment operating earnings for our Specialty Retail Stores and On-line segments do not reflect either the impact of adjustments to revalue our assets and liabilities to estimated fair value at the Acquisition Date or impairment charges related to declines in fair value subsequent to the Acquisition Date.  The reconciliation of segment operating earnings to total operating earnings is as follows:

	Fiscal year ended
(in millions)	July 30, 2011	July 31, 2010

Specialty Retail Stores	$341.7	$272.5
On-line	113.0	112.6
Corporate expenses	(62.5)	(80.0)
Amortization of intangible assets and favorable lease commitments	(62.5)	(73.3)
Total operating earnings	$329.7	$231.8

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

Operating earnings for On-line were $113.0 million, or 14.9% of On-line revenues, in fiscal year 2011 compared to $112.6 million, or 16.5% of On-line revenues, for the prior fiscal year.  The decrease in operating margin as a percentage of revenues for On-line was primarily the result of:

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

Non-GAAP Financial Measure — EBITDA and Adjusted EBITDA

We present the financial performance measures of earnings before interest, taxes, depreciation and amortization (EBITDA) and Adjusted EBITDA because we use these measures to monitor and evaluate the performance of our business and believe the presentation of these measures will enhance investors’ ability to analyze trends in our business, evaluate our performance relative to other companies in our industry and evaluate our ability to service our debt.  EBITDA and Adjusted EBITDA are not presentations made in accordance with generally accepted accounting principles in the U.S. (GAAP).  Our computations of EBITDA and Adjusted EBITDA may vary from others in our industry.  In addition, we use performance targets based on EBITDA as a component of the measurement of incentive compensation as described under “Executive Compensation — Compensation Discussion and Analysis — 2012 Executive Officer Compensation.”

The non-GAAP measures of EBITDA and Adjusted EBITDA contain some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing NMG’s Senior Secured Asset-Based Revolving Credit Facility, Senior Secured Term Loan Facility and the indenture governing the Senior Subordinated Notes.  EBITDA and Adjusted EBITDA should not be considered as alternatives to operating earnings (loss) or net earnings (loss) as measures of operating performance.  In addition, EBITDA and Adjusted EBITDA are not presented as and should not be considered as alternatives to cash flows as measures of liquidity.  EBITDA and Adjusted EBITDA have important limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.  For example, EBITDA and Adjusted EBITDA:

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

The following table reconciles net earnings (loss) as reflected in our Consolidated Statements of Operations prepared in accordance with GAAP to EBITDA:

	Fiscal year ended
(dollars in millions)	July 28, 2012	July 30, 2011	July 31, 2010	August 1, 2009		August 2, 2008

Net earnings (loss)	$140.1	$31.6	$(1.8)	$(668.0	)(1)	$142.8 (2)
Income tax expense (benefit)	88.3	17.7	(3.5)	(220.5)		83.8
Interest expense, net	175.2	280.5	237.1	235.6		239.8
Depreciation expense	130.1	132.4	141.8	150.8		148.4
Amortization of intangible assets and favorable lease commitments	50.1	62.5	73.3	72.7		72.2
EBITDA	$583.8	$524.7	$446.9	$(429.4	)(1)	$687.0 (2)
EBITDA as a percentage of revenues	13.4%	13.1%	12.1%	(11.8)%		14.9%
Non-cash impairment of long-lived assets	—	—	—	703.2		31.3
Other income	—	—	—	—		(32.5)
Adjusted EBITDA	$583.8	$524.7	$446.9	$273.8		$685.8
Adjusted EBITDA as a percentage of revenues	13.4%	13.1%	12.1%	7.5%		14.9%

(1)         For fiscal year 2009, net loss and EBITDA include pretax impairment charges related to 1) $329.7 million for the writedown to fair value of goodwill, 2) $343.2 million for the writedown to fair value of the net carrying value of tradenames and 3) $30.3 million for the writedown to fair value of the net carrying value of certain long-lived assets.

(2)         For fiscal year 2008, net earnings and EBITDA include 1) $32.5 million of other income related to a pension curtailment gain as a result of our decision to freeze certain Pension and SERP benefits as of December 31, 2007, offset by 2) $31.3 million pretax impairment charge related to the writedown to fair value of the Horchow tradename.

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

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of inventories.  We have typically financed our cash requirements with available cash balances, cash flows from operations and, if necessary, with cash provided from borrowings under our credit facilities.  We have made $175.0 million of borrowings under the Asset-Based Revolving Credit Facility during fiscal year 2012 and have outstanding borrowings of $100.0 million at July 28, 2012.  We made no borrowings under the Asset-Based Revolving Credit Facility in fiscal years 2011 and 2010.

We believe that operating cash flows, cash balances, available vendor financing and amounts available pursuant to the Asset-Based Revolving Credit Facility will be sufficient to fund our cash requirements through the end of fiscal year 2013, including merchandise purchases, anticipated capital expenditure requirements, debt service requirements, income tax payments and obligations related to our Pension Plan.

At July 28, 2012, cash and cash equivalents were $49.3 million compared to $321.6 million at July 30, 2011, a decrease of $272.3 million.  In addition to the cash generated by our operating activities, net of working capital requirements, significant changes in cash flows in fiscal year 2012 included 1) the $449.3 million of distributions to shareholders and certain option holders as a result of the payment of the Dividend in March 2012, partially offset by 2) $100.0 million of net borrowings under the Asset-Based Revolving Credit Facility in fiscal year 2012.

Net cash used for investing activities primarily represented capital expenditures of $152.8 million in fiscal year 2012 and $94.2 million in fiscal year 2011.  We incurred capital expenditures in fiscal years 2012 and 2011 related to the construction of our new store in Walnut Creek, California, which opened in March 2012.  During fiscal year 2012, we also incurred capital expenditures for the renovation of portions of our Bergdorf Goodman store in New York City, our Bal Harbour Neiman Marcus store and information technology enhancements.  Currently, we project gross capital expenditures for fiscal year 2013 to be approximately $175 to $185 million.  Net of developer contributions, capital expenditures for fiscal year 2013 are projected to be approximately $165 to $175 million.  In addition, in the third quarter of fiscal year 2012, NMG made a $29.4 million investment in Glamour Sales, a privately held e-commerce company based in Hong Kong.  Through our investment in Glamour Sales, NMG intends to launch a full-price e-commerce website in China by the end of the fiscal year 2013.

Net cash used for financing activities was $349.9 million in fiscal year 2012 as compared to $277.6 million in fiscal year 2011.  Net cash used for financing activities in fiscal year 2012 includes 1) $449.3 million of distributions to shareholders and certain option holders as a result of the payment of the Dividend in March 2012 partially offset by 2) $100.0 million of net borrowings under the Asset-Based Revolving Credit Facility in fiscal year 2012.  Net cash used for financing activities in fiscal year 2011 reflects the impact of the Refinancing Transactions executed in the fourth quarter of fiscal year 2011.  In connection with the Refinancing Transactions, we incurred incremental borrowings under the Senior Secured Term Loan Facility, as amended, of approximately $554.3 million. These proceeds, along with cash on hand, were used to repurchase or redeem the principal amount of the Senior Notes. Our payment to holders of the Senior Notes in the tender offer and redemption, taken together, aggregated approximately $790 million.  In addition, we incurred debt issuance costs in fiscal year 2011, primarily in connection with the Refinancing Transactions, of approximately $33.9 million.  In fiscal year 2011, pursuant to the terms of our Senior Secured Term Loan Facility, we prepaid $7.6 million of outstanding borrowings under that facility from excess cash flow, as defined in the credit agreement that we generated in fiscal year 2010.  For fiscal years 2012 and 2011, no excess cash flow payments were required pursuant to the terms of our Senior Secured Term Loan Facility.

Financing Structure at July 28, 2012

Our major sources of funds are comprised of vendor financing, a $700.0 million Asset-Based Revolving Credit Facility, $2,060.0 million Senior Secured Term Loan Facility, $500.0 million Senior Subordinated Notes, $125.0 million 2028 Debentures and operating leases.

Senior Secured Asset-Based Revolving Credit Facility. At July 28, 2012, NMG has a Senior Secured Asset-Based Revolving Credit Facility providing for a maximum committed borrowing capacity of $700.0 million.  The Asset-Based Revolving Credit Facility matures on May 17, 2016 (or, if earlier, the date that is 45 days prior to the scheduled maturity of NMG’s Senior Secured Term Loan Facility or Senior Subordinated Notes, or any indebtedness refinancing them, unless refinanced as of that date).  On July 28, 2012, NMG had $100.0 million of borrowings outstanding under this facility, $0.3 million of outstanding letters of credit and $529.7 million of unused borrowing availability.  On September 10, 2012, NMG had $200.0 million of borrowings outstanding under this facility.

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

At July 28, 2012, borrowings under the Asset-Based Revolving Credit Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the highest of (i) a defined prime rate, (ii) the federal funds effective rate plus 1/2 of 1.00% or (iii) a one-month LIBOR rate plus 1.00% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. The applicable margin is up to 1.25% with respect to base rate borrowings and up to 2.25% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on the historical excess availability under the Asset-Based Revolving Credit Facility.  The interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 2.50% at July 28, 2012.  In addition, NMG is required to pay a commitment fee in respect of unused commitments of (a) 0.375% per annum during any applicable period in which the average revolving loan utilization is 40% or more or (b) 0.50% per annum during any applicable period in which the average revolving loan utilization is less than 40%.  NMG must also pay customary letter of credit fees and agency fees.

See Note 5 of the Notes to Consolidated Financial Statements in Item 15, which contains a further description of the terms of the Asset-Based Revolving Credit Facility.

Senior Secured Term Loan Facility.  In October 2005, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility.  In May 2011, NMG entered into an amendment and restatement (the TLF Amendment) of the Senior Secured Term Loan Facility.  The TLF Amendment increased the amount of borrowings to $2,060.0 million and extended the maturity of the loans to May 16, 2018.  Loans that were not extended under the TLF Amendment were refinanced.  The proceeds of the incremental borrowings under the term loan facility, along with cash on hand, were used to repurchase or redeem the $752.4 million principal amount outstanding of Senior Notes.  The TLF Amendment also provided for an uncommitted incremental facility to request lenders to provide additional term loans, upon certain conditions, including that NMG’s secured leverage ratio (as defined in the TLF Amendment) is less than or equal to 4.50 to 1.00 on a pro forma basis after giving effect to the incremental loans and the use of proceeds thereof.  At July 28, 2012, the outstanding balance under the Senior Secured Term Loan Facility was $2,060.0 million.  The principal amount of the loans outstanding is due and payable in full on May 16, 2018.

At July 28, 2012, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of 1) the prime rate of Credit Suisse AG (the administrative agent), 2) the federal funds effective rate plus 1/2 of 1.00% and 3) the adjusted one-month LIBOR rate plus 1.00% or (b) an adjusted LIBOR rate (for a period equal to the relevant interest period, and in any event, never less than 1.25%), subject to certain adjustments, in each case plus an applicable margin.  In addition to extending the maturity of a portion of the existing term loans under the Senior Secured Term Loan Facility, the TLF Amendment changed the “applicable margin” used in calculating the interest rate under the term loans.  The interest rate on the outstanding borrowings pursuant to the Senior

Secured Term Loan Facility was 4.75% at July 28, 2012.  The applicable margin with respect to base rate borrowings was 2.50% and the applicable margin with respect to LIBOR borrowings was 3.50% at July 28, 2012.

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

See Note 5 of the Notes to Consolidated Financial Statements in Item 15 for a further description of the terms of the Senior Secured Term Loan Facility.

2028 Debentures.  NMG has outstanding $125.0 million aggregate principal amount of its 7.125% 2028 Debentures.  NMG’s 2028 Debentures mature on June 1, 2028.

See Note 5 of the Notes to Consolidated Financial Statements in Item 15 for a further description of the terms of the 2028 Debentures.

Senior Subordinated Notes.  NMG has outstanding $500.0 million aggregate principal amount of 10.375% Senior Subordinated Notes under a senior subordinated indenture (Senior Subordinated Indenture).  NMG’s Senior Subordinated Notes mature on October 15, 2015.

See Note 5 of the Notes to Consolidated Financial Statements in Item 15 for a further description of the terms of the Senior Subordinated Notes.

Interest Rate Caps.  At July 28, 2012, we have outstanding floating rate debt obligations of $2,160.0 million.  Effective January 2010, NMG entered into interest rate cap agreements in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness.  The interest rate cap agreements cap LIBOR at 2.50% from December 2010 through December 2012 for an aggregate notional amount of $500.0 million.  Effective August 2011, NMG entered into additional interest rate cap agreements which cap LIBOR at 2.50% for an aggregate notional amount of $1,000.0 million from December 2012 through December 2014.  In the event LIBOR is less than 2.50%, NMG will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than 2.50%, NMG will pay interest at the capped rate of 2.50%.

Contractual Obligations and Commitments

The following table summarizes our estimated significant contractual cash obligations at July 28, 2012:

	Payments Due By Period
(in thousands)	Total	Fiscal Year 2013	Fiscal Years 2014-2015	Fiscal Years 2016-2017	Fiscal Year 2018 and Beyond
Contractual obligations:
Senior Secured Asset-Based Revolving Credit Facility	$100,000	$—	$—	$100,000	$—
Senior Secured Term Loan Facility (1)	2,060,000	—	—	—	2,060,000
Senior Subordinated Notes	500,000	—	—	500,000	—
2028 Debentures	125,000	—	—	—	125,000
Interest requirements (2)	908,400	160,700	321,800	234,900	191,000
Lease obligations	811,600	57,300	101,800	87,700	564,800
Minimum pension funding obligation (3)	95,700	—	8,600	32,200	54,900
Other long-term liabilities (4)	74,500	6,300	13,600	14,600	40,000
Construction and purchase commitments (5)	1,369,100	1,308,400	60,700	—	—
	$6,044,300	$1,532,700	$506,500	$969,400	$3,035,700

(1)           The above table does not reflect future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

(2)           The cash obligations for interest requirements reflect 1) interest requirements on our fixed-rate debt obligations at their contractual rates and 2) interest requirements on floating rate debt obligations at rates in effect at July 28, 2012 (including the impact, if any, of our current interest rate cap agreements).  Borrowings pursuant to the Senior Secured Term Loan Facility bear interest at floating rates, primarily based on LIBOR, but in no event less than a floor rate of 1.25%, plus applicable margins.  As a consequence of the LIBOR floor rate, we estimate that a 1% increase in LIBOR would not significantly impact our annual interest requirements during fiscal year 2013.

(3)           At July 28, 2012 (the most recent measurement date), our actuarially calculated projected benefit obligation for our Pension Plan was $565.9 million and the fair value of the assets was $389.9 million resulting in a net liability of $176.0 million, which is included in other long-term liabilities at July 28, 2012.  Our policy is to fund the Pension Plan at or above the minimum amount required by law.  We made voluntary contributions to our Pension Plan of $29.3 million in fiscal year 2012 and $30.0 million in fiscal year 2011.  As of July 28, 2012, we do not believe we will be required to make contributions to the Pension Plan for fiscal year 2013.

(4)           Included in other long-term liabilities at July 28, 2012 are our liabilities for our SERP and Postretirement Plans aggregating $128.7 million.  Our scheduled obligations with respect to our SERP and Postretirement Plan liabilities consist of expected benefit payments through 2022, as currently estimated using information provided by our actuaries.  Also included in other long-term liabilities at July 28, 2012 are our liabilities related to 1) uncertain tax positions (including related accruals for interest and penalties) of $8.7 million and 2) other obligations aggregating $31.4 million, primarily for employee benefits.  Future cash obligations related to these liabilities are not currently estimable.

(5)           Construction commitments relate primarily to obligations pursuant to contracts for the construction of new stores and the renovation of existing stores expected as of July 28, 2012.  These amounts represent the gross construction costs and exclude developer contributions of approximately $53.3 million, which we expect to receive pursuant to the terms of the construction contracts.

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

The following table summarizes the expiration of our significant commercial commitments outstanding at July 28, 2012:

	Amount of Commitment by Expiration Period
(in thousands)	Total	Fiscal Year 2013	Fiscal Years 2014-2015	Fiscal Years 2016-2017	Fiscal Year 2018 and Beyond
Other commercial commitments:
Senior Secured Asset-Based Revolving Credit Facility (1)	$700,000	$—	$—	$700,000	$—
Surety bonds	5,034	5,034	—	—	—
	$705,034	$5,034	$—	$700,000	$—

(1)           As of July 28, 2012, we had $100.0 million of borrowings outstanding under our Senior Secured Asset-Based Revolving Credit Facility, $0.3 million of outstanding letters of credit and $529.7 million of unused borrowing availability.  Our working capital requirements are greatest in the first and second fiscal quarters as a result of higher seasonal requirements.  See “Liquidity and Capital Resources—Financing Structure at July 28, 2012—Senior Secured Asset-Based Revolving Credit Facility” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Seasonality.”

In addition to the items presented above, our other principal commercial commitments are comprised of common area maintenance costs, tax and insurance obligations and contingent rent payments.

We had no off-balance sheet arrangements, other than operating leases entered into in the normal course of business, during fiscal year 2012.

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

Revenues are reduced when customers return goods previously purchased.  We maintain reserves for anticipated sales returns primarily based on our historical trends related to returns by our customers.  Our reserves for anticipated sales returns aggregated $34.0 million at July 28, 2012 and $28.6 million at July 30, 2011.  As the vast majority of merchandise returns are made in less than 30 days after the sales transaction, we believe the risk that differences between our estimated and actual returns is minimal and will not have a material impact on our Consolidated Financial Statements.

Merchandise Inventories and Cost of Goods Sold.  We utilize the retail inventory method of accounting.  Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio, for various groupings of similar items, to the retail value of our inventories.  The cost of the inventory reflected on the Consolidated Balance Sheets is decreased by charges to cost of goods sold at average cost and the retail value of the inventory is lowered through the use of markdowns.  Earnings are negatively impacted when merchandise is marked down.  As we adjust the retail value of our inventories through the use of markdowns to reflect market conditions, our merchandise inventories are stated at the lower of cost or market.

The areas requiring significant management judgment related to the valuation of our inventories include 1) setting the original retail value for the merchandise held for sale, 2) recognizing merchandise for which the customer’s perception of value has declined and appropriately marking the retail value of the merchandise down to the perceived value and 3) estimating the shrinkage that has occurred between physical inventory counts.  These judgments and estimates, coupled with the averaging processes within the retail method can, under certain circumstances, produce varying financial results.  Factors that can lead to different financial results include 1) determination of original retail values for merchandise held for sale, 2) identification of declines in perceived value of inventories and processing the appropriate retail value markdowns and 3) overly optimistic or conservative estimation of shrinkage.  In prior years, we have not made material changes to our estimates of shrinkage or markdown requirements on inventories held as of the end of our fiscal years.  We do not believe that changes in the assumptions and estimates, if any, used in the valuation of our inventories at July 28, 2012 will have a material effect on our future operating performance.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise.  These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor.  Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise.  These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold.  The amounts of vendor allowances we receive fluctuate based on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during fiscal years 2012, 2011 or 2010.  We received vendor allowances of $92.5 million, or 2.1% of revenues, in fiscal year 2012, $87.5 million, or 2.2% of revenues, in fiscal year 2011 and $81.2 million, or 2.2% of revenues, in fiscal year 2010.

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

The recoverability assessment with respect to each of our indefinite-lived intangible assets requires us to estimate the fair value of the asset as of the assessment date.  Such determination is made using discounted cash flow techniques (Level 3 determination of fair value).  Significant inputs to the valuation model include:

•                  future revenue, cash flow and/or profitability projections;

•                  growth assumptions for future revenues as well as future gross margin rates, expense rates, capital expenditures and other estimates;

•                  estimated market royalty rates that could be derived from the licensing of our tradenames to third parties in order to establish the cash flows accruing to the benefit of the Company as a result of our ownership of our tradenames; and

•                  rates, based on our estimated weighted average cost of capital, used to discount the estimated cash flow projections to their present value (or estimated fair value).

If the recorded carrying value of the tradename exceeds its estimated fair value, an impairment charge is recorded to write the tradename down to its estimated fair value.  We currently estimate that the fair value of our tradenames decreases by approximately $302 million for each 0.5% decrease in market royalty rates and by approximately $125 million for each 0.5% increase in the weighted average cost of capital.

The assessment of the recoverability of the goodwill associated with our Neiman Marcus stores, Bergdorf Goodman stores and On-line reporting units involves a two-step process.  The first step requires the comparison of the estimated enterprise fair value of each of our reporting units to its recorded carrying value.  We estimate the enterprise fair value based on discounted cash flow techniques (Level 3 determination of fair value).  If the recorded carrying value of a reporting unit exceeds its estimated enterprise fair value in the first step, a second step is performed in which we allocate the enterprise fair value to the fair value of the reporting unit’s net assets.  The second step of the impairment testing process requires, among other things, the estimation of the fair values of substantially all of our tangible and intangible assets.  Any enterprise fair value in excess of amounts allocated to such net assets represents the implied fair value of goodwill for that reporting unit.  If the recorded goodwill balance for a reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded to write goodwill down to its fair value.   We currently estimate that a 5% decrease in the estimated fair value of the net assets of each of our reporting units as compared to the values used in the preparation of these financial statements would decrease the excess of fair value over the carrying value by approximately $260 million.  In addition, we currently estimate that the fair value of our goodwill decreases by approximately $380 million for each 0.5% increase in the discount rate used to estimate fair value.

The impairment testing process related to our indefinite-lived intangible assets is subject to inherent uncertainties and subjectivity.  The use of different assumptions, estimates or judgments with respect to the estimation of the projected future cash flows and the determination of the discount rate used to reduce such projected future cash flows to their net present value could materially increase or decrease any related impairment charge.  We believe our estimates are appropriate based upon current market conditions and the best information available at the assessment date.  However, future impairment charges could be required if we do not achieve our current revenue and profitability projections or the weighted average cost of capital increases.

At July 28, 2012, the estimated fair values of each of our indefinite-lived intangible assets exceeded their recorded values by over 20%.

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

Benefit Plans.  We sponsor a defined benefit pension plan (Pension Plan), an unfunded supplemental executive retirement plan (SERP Plan) which provides certain employees additional pension benefits and a postretirement plan providing eligible employees limited postretirement health care benefits (Postretirement Plan).  In calculating our obligations and related expense, we make various assumptions and estimates, after consulting with outside actuaries and advisors.  The annual determination of expense involves calculating the estimated total benefits ultimately payable to plan participants.  We use the projected unit credit method in recognizing pension liabilities.  The Pension Plan, SERP Plan and Postretirement Plan are valued annually as of the end of each fiscal year.  As of the third quarter of fiscal year 2010, benefits offered to all employees under our Pension Plan and SERP Plan have been frozen.

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

Significant assumptions utilized in the calculation of our projected benefit obligations as of July 28, 2012 and future expense requirements for our Pension Plan, SERP Plan and Postretirement Plan, and sensitivity analysis related to changes in these assumptions, are as follows:

			Using Sensitivity Rate
	Actual Rate	Sensitivity Rate Increase/(Decrease)	(Decrease)/ Increase in Liability (in millions)	(Decrease)/ Increase in Expense (in millions)
Pension Plan:
Discount rate	3.80%	0.25%	$(20.2)	$(0.1)
Expected long-term rate of return on plan assets	7.00%	(0.50)%	N/A	$1.8
SERP Plan:
Discount rate	3.60%	0.25%	$(3.4)	$—
Postretirement Plan:
Discount rate	3.80%	0.25%	$(0.7)	$—
Ultimate health care cost trend rate	8.00%	1.00%	$3.8	$0.2

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

In July 2012, the FASB issued guidance to reduce the complexity and costs associated with interim and annual indefinite-lived intangible assets impairment tests, by allowing an entity the option to make a qualitative evaluation about the likelihood of impairment to determine whether it should calculate the fair value of the indefinite-lived intangible assets.  This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, which is effective for us as of the first quarter of fiscal year 2014.  We do not expect that the implementation of this standard will have a material impact on our Consolidated Financial Statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments represents the potential loss arising from adverse changes in interest rates.  The Company does not enter into derivative financial instruments for trading purposes.  The Company seeks to manage exposure to adverse interest rate changes through its normal operating and financing activities.  The Company is exposed to interest rate risk through its borrowing activities, which are described in Note 5 of the Notes to Consolidated Financial Statements in Item 15.

At July 28, 2012, we have outstanding floating rate debt obligations of $2,160.0 million consisting of outstanding borrowings under our Senior Secured Term Loan Facility and Senior Secured Asset-Based Revolving Credit Facility.  Borrowings pursuant to the Senior Secured Term Loan Facility bear interest at floating rates, primarily based on LIBOR, but in no event less than a floor rate of 1.25%, plus applicable margins.   The interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 2.50% at July 28, 2012.  NMG is required to pay interest on borrowings pursuant to a specified formula, as well as a commitment fee in respect to unused commitments, as set forth in Note 5 of the Notes to Consolidated Financial Statements in Item 15, which contains a further description of the terms of the Asset-Based Revolving Credit Facility.

Effective January 2010, NMG entered into interest rate cap agreements for an aggregate notional amount of $500.0 million in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness.  The interest rate cap agreements commenced in December 2010 and expire in December 2012.  Pursuant to interest rate cap agreements, NMG has capped LIBOR at 2.50% through December 2012 with respect to the $500.0 million notional amount of such agreements.  In the event LIBOR is less than 2.50%, NMG will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than 2.50%, NMG will pay interest at the capped rate of 2.50%.

Effective August 2011, NMG entered into additional interest rate cap agreements for an aggregate notional amount of $1,000.0 million in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness once the current interest rate cap agreements expire in December 2012. The interest rate cap agreements cap LIBOR at 2.50% from December 2012 through December 2014 with respect to the $1,000.0 million notional amount of such agreements.  As of July 28, 2012, three-month LIBOR was 0.45%.  As a consequence of the LIBOR floor rate described above, we estimate that a 1% increase in LIBOR would not significantly impact our annual interest requirements during fiscal year 2013.

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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements of the Company and supplementary data are included as pages F-1 through F-40 at the end of this Annual Report on Form 10-K:

ITEM 9.                         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

a.             Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of July 28, 2012, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the SEC’s rules and forms.

b.             Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of July 28, 2012.  During its assessment, management did not identify any material weaknesses in our internal control over financial reporting.  Our independent registered public accounting firm, Ernst & Young LLP, has audited our Consolidated Financial Statements and has issued an attestation report on the effectiveness of our internal controls over financial reporting as of July 28, 2012.

c.             Changes in Internal Control Over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems.  No change occurred in our internal controls over financial reporting during the quarter ended July 28, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current Board of Directors consists of ten members, who have been elected pursuant to a limited liability operating agreement of our parent, as described on page 82.  All of our directors are deemed to be affiliates because they are either our current or former employees, employees of the Sponsors, or employees of private equity and banking institutions who have invested in the Company.  No family relationships exist between any of our officers or directors.  The names of our current directors, along with their present positions and qualifications, their principal occupations and directorships held during the past five years, their ages and the year they were first elected as a director of the Company are set forth below.

Name	Present positions and offices with the Company, and principal occupations and other directorships during the past five years	Age	Year first elected director

David A. Barr

Managing Director of Warburg Pincus LLC and a general partner of Warburg Pincus & Co, a leading global private equity investment firm, since January 2001. Mr. Barr currently serves on the board of directors of Builders FirstSource, Inc., Scotsman Industries, Inc., and Total Safety USA. Formerly a director of Eagle Family Foods, Inc., Polypore International Inc., TransDigm Group Incorporated, and Wellman, Inc.

We believe Mr. Barr’s qualifications to serve on our Board of Directors include his financial expertise and years of experience providing strategic advisory services to complex organizations.

		49	2005

Jonathan J. Coslet	TPG Partner since 1993. He is currently a senior partner and member of the firm’s Executive, Management and Investment Committees. Mr. Coslet also serves on the board of directors of Biomet, Inc., Quintiles Transnational Corp., IASIS Healthcare Corp., and Petco Animal Supplies, Inc. Formerly a director of Caesars Entertainment Corporation and J. Crew Group, Inc. Mr. Coslet is Chairman of our Compensation Committee and a member of the Executive Committee. Mr. Coslet’s executive leadership, knowledge of capital markets, and financial expertise are valuable assets to our Board of Directors.	47	2005

James G. Coulter	TPG Co-founder in 1992. Mr. Coulter also serves on the board of directors of J. Crew Group, Inc. Formerly a director of Alltel Corporation, IMS Health Incorporated, Seagate Technology, Zhone Technologies, Inc., and Lenovo Group Limited. As a TPG Co-founder, Mr. Coulter has extensive knowledge of the capital markets and brings an entrepreneurial spirit and keen sense of business acumen to our Board of Directors.	52	2005

John G. Danhakl

Managing Partner of Leonard Green & Partners, L.P., a private equity firm specializing in leveraged buyout transactions, with which he has been a partner since 1995. He serves on the board of directors of Air Lease Corp., Animal Health International, Inc., Arden Group, Inc., J. Crew Group, Inc., Leslie’s Poolmart, Inc., Petco Animal Supplies, Inc., Savers, Inc., and The Tire Rack, Inc. He previously served on the board of directors of AsianMedia Group LLC, Big 5 Sporting Goods Corporation, Communications and Power Industries, Inc., Diamond Triumph Auto Glass, Inc., HITS, Inc., Liberty Group Publishing, Inc., MEMC Electronic Materials, Inc., Phoenix Scientific, Inc., Rite Aid Corporation, Sagittarius Brands, and VCA Antech, Inc. Mr. Danhakl is a member of our Compensation Committee.

Mr. Danhakl brings substantial knowledge from both private equity and public company exposure. His extensive experience serving on the boards of directors of numerous companies brings to our Board of Directors valuable direction in dealing with the complex issues facing boards of directors today.

	56	2005

Karen W. Katz

Director, President and Chief Executive Officer since October 6, 2010. Ms. Katz served as Executive Vice President and as a member of the Office of the Chairman from October 2007 until October 6, 2010. From December 2002 to October 6, 2010, she served as President and Chief Executive Officer of Neiman Marcus Stores. Ms. Katz formerly served on the board of directors of Pier 1 Imports, Inc. She is a member of our Executive Committee.

Since joining us in 1985, Ms. Katz has been in charge of a variety of our business units and has demonstrated strong and consistent leadership. She has an extensive understanding of our customers and the retail industry that enables her to promote a unified direction for both the Board of Directors and management.

	55	2010

Sidney Lapidus

Retired Managing Director and Senior Advisor of Warburg Pincus LLC. Mr. Lapidus was employed at Warburg Pincus from 1967 to December 31, 2007. He presently serves as a director of Knoll, Inc. and Lennar Corporation. He serves on the board of directors of a number of non-profit organizations including the American Antiquarian Society, the New York Historical Society, New York University Langone Medical Center, and is chairman of the American Jewish Historical Society. Mr. Lapidus is the Chairman of our Audit Committee and serves as our Audit Committee financial expert.

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

	74	2005

Kewsong Lee

Member and managing director of Warburg Pincus LLC and a general partner of Warburg Pincus & Co. since January 1997. Mr. Lee is currently a member of Warburg Pincus LLC’s Executive Management Group. He also serves on the board of directors of Aramark Corporation, Arch Capital Group, Aeolus Re, Consolidated Precision Products, MBIA Inc., and Total Safety USA. Formerly a director of Eagle Family Foods, Knoll, Inc., Tradecard, Inc., and TransDigm Group, Inc. Mr. Lee is a member of our Executive and Compensation Committees.

Mr. Lee’s qualifications to serve on our Board of Directors include his broad-based knowledge in the areas of management, corporate strategy development, and finance.

		47	2005

Susan C. Schnabel

Managing Director of Credit Suisse, a leading international investment bank, in the Asset Management Division and Co-Head of DLJ Merchant Banking Partners, a private equity investment firm focused on leveraged buyout transactions. Ms. Schnabel joined Credit Suisse First Boston in 2000 through the merger with Donaldson, Lufkin & Jenrette, where she was a Managing Director. Ms. Schnabel is also a director of Deffenbaugh Industries, Inc., Luxury Optical Holdings, Specialized Technology Resources Inc., Summit Gas Resources, Inc., and Visant Corp. Formerly a director of DenMat Holdings, Pinnacle Gas Resources, Inc., and Target Media Partners. Ms. Schnabel is a member of our Audit Committee.

Ms. Schnabel’s long tenure in the banking industry as well as her service on numerous other boards of directors has provided her with a wealth of finance, accounting, and corporate governance expertise.

		50	2010

Carrie Wheeler	TPG Partner since 1996. She serves on the board of directors of J. Crew Group, Inc. and Petco Animal Supplies, Inc. Formerly a director of Metro-Goldwyn-Mayer Inc. Ms. Wheeler is a member of our Audit Committee. Ms. Wheeler’s experience as a director of another retail-oriented company plus her financial expertise makes her a valuable asset to our Board of Directors.	40	2005

Burton M. Tansky

Mr. Tansky has served as our Chairman of the Board since October 6, 2005. From October 6, 2005 until October 5, 2010, he served as our President and Chief Executive Officer. He also served as a director and President and Chief Executive Officer of The Neiman Marcus Group, Inc. since May 2001 and as President and Chief Operating Officer from December 1998 until May 2001. He also serves on the Board of Directors of Donald Pliner Shoes and The Howard Hughes Corporation. Mr. Tansky formerly served on the board of directors of International Flavors and Fragrances Inc.

Mr. Tansky’s years of experience in the luxury retail industry plus a deep understanding of our customers and our products provide him with intimate knowledge of our operations.

		74	2005

See “Item 13. Certain Relationships and Related Transactions, and Director Independence - Related Person Transactions” below for a discussion of certain arrangements and understandings regarding the nomination and selection of certain of our directors.

EXECUTIVE OFFICERS

The names and ages of our executive officers, along with their positions and qualifications, are set forth below.

Name	Positions and Offices	Age

James E. Skinner	Mr. Skinner serves as our Executive Vice President, Chief Operating Officer, and Chief Financial Officer. In 2007 he was appointed a member of the Office of the Chairman and elected Chief Operating Officer and Executive Vice President in 2010. From October 2005 to October 2007, he served as Senior Vice President and Chief Financial Officer. Mr. Skinner serves on the board of directors of Fossil, Inc.	59

James J. Gold	Mr. Gold was elected President and Chief Executive Officer of Specialty Retail in October 2010. His prior service includes President and Chief Executive Officer of Bergdorf Goodman from May 2004 to October 2010.	48

John E. Koryl	Mr. Koryl joined us as President of Neiman Marcus Direct in June 2011. From August 2009 until June 2011, he held the position of Senior Vice President, eCommerce Marketing & Analytics at Williams-Sonoma, Inc., a premier specialty retailer of home furnishings. From September 2006 until August 2009 he was Senior Director, Marketing Solutions with eBay, Inc., an on-line auction and shopping website, and held various other managerial positions with eBay, Inc. since June 2005.	42

Joshua Schulman

Mr. Schulman joined us as President of Bergdorf Goodman on May 7, 2012. From 2007 until February 2012, Mr. Schulman was Chief Executive Officer of Jimmy Choo, Ltd, a fashion designer and retailer. From 2005 until 2007, he served as President of Kenneth Cole New York and in senior executive roles at Gap, Inc. as Managing Director/International Strategic Alliances and Senior Vice President/International Merchandising and Product Development, both fashion design and retailing companies. Previously he served in senior executive roles at Gucci Group NV, a fashion designer and retailer, from 1997 to 2005.

		41

Thomas J. Lind	Mr. Lind has served as Senior Vice President, Program Management since 2010. Since joining us in 1983, he has served in various executive positions including Senior Vice President, Managing Director, Last Call from 2009 until 2010; Senior Vice President, Director of Stores and Store Operations from 2006 until 2009; and Senior Vice President, Director of Stores from 2000 until 2006. In March 2012, Mr. Lind accepted a two-year assignment beginning in August 2012 as Chief Operating Officer, Glamour Sales Holding Limited, a privately held e-commerce company based in Hong Kong.	57

Phillip L. Maxwell	Since October 6, 2005, Mr. Maxwell served as our Senior Vice President and Chief Information Officer. He retired on April 27, 2012.	64

Wanda Gierhart	Ms. Gierhart joined us in August 2009 as Senior Vice President, Chief Marketing Officer. From 2007 to 2009, she served as President and Chief Executive Officer of TravelSmith Outfitters, Inc., a travel apparel and accessory retailer, and from 2004 to	48

	2006 she served as Executive Vice President, Chief Marketing and Merchandising Officer of Design Within Reach, Inc., a multichannel furniture retailer.

Wayne A. Hussey	Mr. Hussey has served as our Senior Vice President, Properties and Store Development since October 22, 2007. From May 1999 to October 2007, he served as Senior Vice President, Properties and Store Development of Neiman Marcus Stores.	62

Michael R. Kingston	Mr. Kingston succeeds Phillip L. Maxwell as Senior Vice President and Chief Information Officer. Prior to joining us on April 23, 2012, he served as Executive Vice President, Enterprise Transformation and Technology for Ann Inc., the parent company of Ann Taylor Stores Corp., a women’s apparel retailer, since May 2006. From February 2003 until May 2006, he served as Vice President, Applications for Coach, Inc., a designer and maker of luxury handbags and accessories.	45

Stacie R. Shirley	Ms. Shirley was elected Senior Vice President, Finance and Treasurer in September 2010. From October 6, 2005 until September 2010, she served as Vice President, Finance and Treasurer.	43

T. Dale Stapleton	In September 2010, Mr. Stapleton was elected Senior Vice President and Chief Accounting Officer. From October 6, 2005 to September 2010, he served as Vice President, Controller.	54

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

Committees of the Board of Directors

Our Board of Directors has established an Audit Committee, a Compensation Committee, and an Executive Committee.  Members of our Audit Committee are Sidney Lapidus, Chairman and financial expert, Carrie Wheeler and Susan Schnabel.  The Audit Committee recommends the annual appointment of auditors with whom the Audit Committee reviews the scope of audit and non-audit assignments and related fees, accounting principles we use in financial reporting, internal auditing procedures and the adequacy of our internal control procedures.  The members of our Executive Committee are Jonathan Coslet, Karen W. Katz, and Kewsong Lee.  The Executive Committee manages the affairs of the Company as necessary between meetings of our Board of Directors and acts on matters that must be dealt with prior to the next scheduled meeting of the Board of Directors.  The members of our Compensation Committee are Jonathan Coslet, John Danhakl, and Kewsong Lee.  The Compensation Committee reviews and approves the compensation and benefits of our employees and directors, administers our employee benefit plans, authorizes and ratifies stock option grants and other incentive arrangements, and authorizes employment and related agreements.

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

Compensation Committee Interlocks and Insider Participation

In fiscal year 2012, Jonathan Coslet, John Danhakl, and Kewsong Lee served as members of our Compensation Committee.  See “Item 13. Certain Relationships and Related Transactions, and Director Independence - Related Person Transactions” below for further discussion regarding certain matters relating to such members.  No officer or employee served on the Compensation Committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our Compensation Committee or Board of Directors.

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

Compensation Philosophy and Objectives.  We are a premier luxury retailer that has been in business for over a century.  Our continued success depends on the skills of talented executives who are dedicated to achieving solid financial performance, providing outstanding service to our customers, and managing the Company’s assets wisely.  Our compensation program is designed to meet the following objectives in order to retain and adequately incentivize our executive team:

—                 Recruit and retain executives who possess exceptional ability, experience, and vision to sustain and promote our preeminence in the marketplace.

—                 Encourage and reward the achievement of our short- and long-term goals and operating plans.

—                 Increase customer satisfaction, improve customer service, provide our customers with high-end luxury merchandise, and increase the amount of business our customers do with us.

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

In addition, Ms. Katz and Messrs. Skinner and Gold have employment agreements, described in more detail beginning on page 69, that set a minimum salary upon execution of the agreement.

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

The employment agreements of Ms. Katz and Messrs. Skinner and Gold contain provisions regarding target levels and the payment of annual incentives and are described in more detail beginning on page 69.

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

An initial stock option grant was made in fiscal year 2006 under the Neiman Marcus, Inc. Management Equity Incentive Plan (referred to as the Management Incentive Plan) to all eligible officers, including all of the named executive officers except Mr. Koryl who joined us in fiscal year 2011.  The initial stock option grants were not tied to performance objectives and were made following the consummation of the Acquisition in order to retain the senior management team and enable them to share in the growth of the Company along with our equity investors.  The initial stock option grants were awarded at an exercise price equal to the fair market value of our common stock at the time of the grant.  The exercise prices of certain of our options, which represent approximately one-third of all outstanding options, increase at a 10% compound rate per year (referred to as Accreting Options) until the earlier of (i) exercise, (ii) a defined anniversary of the date of grant (four to five years) or (iii) the occurrence of a change of control (as defined in the Management Incentive Plan).  However, in the event the Sponsors cause the sale of shares of the Company to an unaffiliated entity, the exercise price will cease to accrete at the time of the sale with respect to a pro rata portion of the Accreting Options.  The exercise price with respect to all other options (Fixed Price Options) is fixed at the grant date.

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

On October 1, 2011, stock options were awarded pursuant to the Management Incentive Plan to each of the named executive officers, except Mr. Maxwell, and to 24 other senior officers.  The number of stock options awarded to each individual was based on the job responsibility of each individual.  The options granted to each individual were 65% Fixed Price Options and 35% Accreting Options, have an initial exercise price of $1,850 per share, vest over a five-year period, and expire seven years from the date of grant.  The exercise price of the Accreting Options will increase at a 10% compound rate per year through the fifth anniversary of the grant date.

On March 28, 2012, the Company commenced a tender offer soliciting the consent of the holders of all outstanding options under the Management Incentive Plan to amend and restate the Management Incentive Plan to allow the Board to make adjustments in the number and kind of shares or other securities subject to options in the event of the declaration of a dividend.  Prior to the amendment, the Management Incentive Plan provided that if the Company pays an extraordinary cash dividend with respect to outstanding stock options, the Company will pay to the holders of stock options a cash bonus equal to the full amount of such dividend, subject to certain tax-related reductions in the amount of the cash bonus in case of unvested stock options.  The proposed amendment was intended to better align the Company’s employee retention goals with interests of other stakeholders.  All option holders consented, the Management Incentive Plan was amended and the Dividend was declared on March 28, 2012 payable at the rate of $435 per share on all outstanding shares of common stock of the Company.  Pursuant to the amendment, the Board of Directors approved the payment of a cash bonus to all holders of vested options equal to 50% of $435 multiplied by the number of shares of common stock underlying such holder’s vested options (Dividend bonus).  The Board also approved the adjustment of the exercise prices of all vested and unvested stock options pursuant to the amendment.  The exercise prices of the unvested Fixed Price Options and unvested Accreting Options were reduced by the amount of the Dividend, or by $435 per share.  The exercise prices of the vested Fixed Price Options and vested Accreting Options were reduced by 50% of the Dividend, or by $217.50 per share.  The exercise prices of the Accreting Options will continue to accrete in accordance with the terms of the Management Incentive Plan based on the adjusted exercise price.

In addition, following the consummation of the Acquisition, the Neiman Marcus, Inc. Cash Incentive Plan (referred to as the Cash Incentive Plan) was adopted in fiscal year 2006 to aid in the retention of certain key executives, including our named executive officers, except Mr. Koryl.  Under the Cash Incentive Plan, a $14 million cash bonus pool was created to be shared by participating members of senior management, including the named executive officers except, Mr. Koryl.  In the event of a change of control, or an initial public offering, as defined in the Cash Incentive Plan, and if the internal rate of return to the Sponsors is positive, each participant in the Cash Incentive Plan, subject generally to continued employment, will be entitled to a cash bonus based upon the number of options that were granted to the participant in October 2005 under the Management Incentive Plan relative to the other participants in the Cash Incentive Plan.  Pursuant to the terms of Mr. Tansky’s original employment agreement (as supplemented by his Director Services Agreement) described beginning on page 77, his cash bonus under the Cash Incentive Plan has been fixed in the amount of $3,080,911.  Mr. Tansky is subject to the same payment terms as all other participants.  Effective upon Mr. Maxwell’s retirement on April 27, 2012, he will no longer be eligible for payments under the Cash Incentive Plan.  If the internal rate of return to the Sponsors is not positive following a change of control or an initial public offering, no amounts will be paid to those participating in the Cash Incentive Plan.  No amounts have been paid to date to any of the participants under the Cash Incentive Plan, including to Mr. Tansky, and none are anticipated until a change of control or an initial public offering occurs.

In fiscal year 2011, the Compensation Committee approved a Cash EBITDA Incentive Plan (referred to as the EBITDA Incentive Plan) for certain officers of the Company, including Mr. Lind.  Ms. Katz and Messrs. Skinner, Gold, Koryl, and Maxwell are not participants in the EBITDA Incentive Plan.  The objective of the EBITDA Incentive Plan is to focus all participants on the achievement of a three-year cumulative and fiscal year 2013 EBITDA objective.  Minimum annual and cumulative EBITDA targets must be met before cash payouts are made.  Based upon experience in prior years, these targets, individually and cumulatively, will be challenging for the Company to achieve.  The definition of EBITDA is explained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 22.  If the performance metrics are met, a cash payout will be made within sixty (60) days of the end of fiscal year 2013.  Potential cash payouts will be structured in five incentive tiers with a fixed dollar payout for each tier equal to approximately thirty percent (30%) of the participant’s base salary in effect in fiscal year 2013.  The EBITDA Incentive Plan is more fully described on page 72.

Risk Assessment of Compensation Policies and Programs

We have reviewed our compensation policies and programs for all employees, including the named executive officers, and we do not believe that these policies and practices create risks that are reasonably likely to have a material adverse effect on the Company.  The three major components of our overall compensation program were reviewed and the following conclusions were made:

—                 Base salaries are determined by an industry peer group analysis and on the overall experience of each individual.  Merit increases are based on financial as well as individual performance and are generally kept within a specified percentage range for all employees, including the named executive officers.

—                 Because of our non-public status, long-term incentive awards in the form of stock option grants can be exercised but the shares must be held until such time as a public market exists for our common stock, thereby aligning the interests of participants with those of our equity investors.

—                 Annual incentive bonus awards are based on sales, Adjusted EBITDA and return on invested capital (ROIC) for The Neiman Marcus Group, Inc.  For Specialty Retail, annual incentive bonus awards are based on sales, EBITDA, and inventory turnover and for Neiman Marcus Direct, the bonus awards are based on sales, EBITDA, conversion, and traffic.  The annual incentive bonus awards are all set at the beginning of each fiscal year based on the achievement of goals that the Compensation Committee believes will be challenging.  Maximum target payouts are capped at a pre-established percentage of base salary.

The Compensation Committee has discretionary authority to adjust incentive plan payouts and the granting of stock option awards, which further reduces any business risk associated with such plan payouts and stock option grants.  The Compensation Committee also monitors compensation policies and programs to determine whether risk management objectives are being met.

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

The Compensation Committee considers input from our CEO and compensation consultants in making determinations regarding our executive compensation program and the individual contribution of each of our named executive officers.  The CEO does not play a role in decisions affecting her own compensation other than discussing her individual performance objectives.  The CEO’s performance and compensation are reviewed and determined solely by the Compensation Committee.

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

Role of Management.  As part of our annual planning process, the CEO, with assistance from external consultants, develops and recommends a compensation program for all executive officers.  Based on performance assessments, the CEO attends a meeting of the Compensation Committee held for the purpose of considering the individual executives’ annual compensation and recommends the base salary and any incentive bonus awards or long-term incentive awards, if applicable, for each of the executive officers, including the named executive officers.  The CEO does not participate in the portion of the Compensation Committee meeting during which her own compensation is discussed and does not provide recommendations with respect to her own compensation package.

Role of the Compensation Consultants.  The Compensation Committee generally retains services of compensation consultants only for limited purposes.  Management retains an independent compensation consultant, Haigh & Company, to provide comparative market data regarding executive compensation to assist the Compensation Committee in establishing reference points for the base salary, annual incentive, and long-term incentive components of our compensation package.  They also provide information regarding general market trends in compensation, compensation practices of other retail companies, and regulatory and compliance developments.  The fees paid to Haigh & Company for their services in fiscal year 2012 did not exceed $120,000.  Haigh & Company has no other affiliations with, and provides no other services to, the Company.

2012 Executive Officer Compensation

Ultimately, our named executive officers’ total compensation is based on the level of performance of the Company, and/or the Company’s business unit or division, and their individual target performance goals.  The Compensation Committee uses its discretion in making decisions on the overall compensation packages of our executive officers based on current market conditions, business trends, and overall Company performance.

We have identified an industry peer group that includes the 14 companies listed below for purposes of benchmarking the compensation of our named executive officers.  These companies are intended to represent our competitors for business and talent.  Their executive compensation programs are compared to ours, as well as the compensation of individual executives if the jobs are sufficiently similar to make the comparison meaningful.  The comparison data is generally used to ensure that the compensation of our named executive officers, both individually and as a whole, is appropriately competitive relative to our Company’s performance.  We believe that this practice is appropriate in light of the high level of commitment, job demands, and the expected performance contribution required from each of our executive officers.  We generally target our direct compensation to be positioned between the 50th and 75th percentile levels of the compensation packages received by executives in our peer group of industry related companies.  In the fourth quarter of fiscal year 2012, Haigh & Company conducted a benchmarking review of the compensation of all of our officers, including that of the named executive officers.  The review will not be completed until after the close of our fiscal year and changes in design or levels of executive compensation, if any, will not be made until fiscal year 2013.

Abercrombie & Fitch	Limited Brands
Ann Taylor	Liz Claiborne
Coach	Nordstrom
Macy’s	Polo Ralph Lauren
The Gap	Saks
Jones Apparel	Tiffany & Co.
Kohl’s	Williams-Sonoma

In addition to the select companies above, we also review various third party compensation survey reports.

Base Salary.  The table below shows the salaries for fiscal years 2011 and 2012, including the percentage increase, for each of the named executive officers except Mr. Maxwell, whose fiscal year 2012 salary was not increased due to his retirement.  Salary increases of our named executive officers in fiscal year 2012 were based on individual contributions to our overall performance, economic and market conditions, general movement of salaries in the marketplace, and operating results.

	2011 Base Salary ($)	2012 Base Salary ($)	Percent Increase (%)
Karen W. Katz	1,050,000	1,070,000	1.9
James E. Skinner	700,000	720,000	2.9
James J. Gold	750,000	770,000	2.7
John E. Koryl (1)	N/A	500,000	N/A
Thomas J. Lind (2)	410,000	425,000	3.7
Phillip L. Maxwell	412,000	412,000	—

Footnotes:

(1)   Mr. Koryl’s 2012 base salary represents the amount of his salary at the time his employment began on June 20, 2011.

(2)   Following Mr. Lind’s promotion effective May 27, 2012, his salary was increased to $475,000.

Amounts actually earned by each of the named executive officers in fiscal years 2010, 2011 and 2012 are listed in the Summary Compensation Table on page 62.

Annual Incentive Bonus.  In determining annual incentive bonus amounts for the named executive officers, the Compensation Committee considers their performance relative to the pre-established goals, as well as personal objectives, that are set at the beginning of the year.  For fiscal year 2012, the annual financial goals were based on EBITDA and Adjusted EBITDA, sales, ROIC, gross margin, inventory turnover, and for Mr. Koryl, certain other metrics related to the on-line business, as described more fully below.  The Compensation Committee set the threshold, target, and maximum performance targets at levels they believed were challenging based on historical company performance and industry and market conditions.  Goals were established at the division and business unit levels where appropriate for each of the named executive officers.  As it relates to our annual incentive compensation program, this performance assessment is a key variable in determining the amount of total compensation paid to our named executive officers.  Fiscal year 2012 target annual incentives and relative performance weights for the named executive officers were as follows:

	Target Bonus
	As Percent of	Relative Performance Weights
Name	Base Salary	Company	Division	Personal
Karen W. Katz	100%	75%	—	25%
James E. Skinner	75%	75%	—	25%
James J. Gold	75%	20%	60%	20%
John E. Koryl	60%	20%	60%	20%
Thomas J. Lind	40%	60%	—	40%
Phillip L. Maxwell	40%	60%	—	40%

Ms. Katz, the individual with the greatest overall responsibility for company performance, was granted a larger incentive opportunity in comparison to her base salary in order to weight her annual cash compensation mix more heavily towards performance-based compensation.  Since Mr. Gold and Mr. Koryl each have responsibility over a particular division, performance goals are more heavily weighted toward the operational performance of their respective division.

Corporate Performance Targets.  At the end of the fiscal year, the Compensation Committee evaluates the Company’s performance against the financial and strategic performance targets set at the beginning of the fiscal year.  For fiscal year 2012, the bonus metrics for Ms. Katz and Mr. Skinner were based on consolidated Adjusted EBITDA, sales and ROIC and for Messrs. Lind and Maxwell were based on consolidated Adjusted EBITDA.  In addition, the bonus metrics for Mr. Gold were based on EBITDA, sales and inventory turnover at Neiman Marcus Stores and Bergdorf Goodman and for Mr. Koryl, EBITDA, sales, conversion, and traffic/number of website visitors at Neiman Marcus Direct.  A portion of the bonuses for Messrs. Gold and Koryl was also based on consolidated Adjusted EBITDA.  Metrics used for each executive, as well as the relative weights assigned to the metrics, are based on strategic business drivers of the particular business unit or division that the executive manages.  The bonus metrics related to threshold, target and maximum annual incentive bonus payouts for fiscal year 2012, as well as actual amounts achieved and actual payout percentages for fiscal year 2012 are as follows:

	Threshold	Target	Maximum	Achieved	Payout As Percent of Target
Neiman Marcus Group
Sales (in millions)	$4,222	$4,326	$4,501	$4,345	111.2%
Adjusted EBITDA (in millions)	$543	$575	$620	$592	136.4%
ROIC	31.13%	33.13%	36.63%	36.70%	200.0%

Specialty Retail
Sales (in millions)	$3,148	$3,224	$3,339	$3,242	115.2%
EBITDA (in millions)	$453	$477	$510	$488	134.2%
Inventory Turnover	2.394%	2.455%	2.559%	2.395%	26.2%

Neiman Marcus Direct
Sales (in millions)	$824	$846	$896	$853	112.4%
EBITDA (in millions)	$142	$149	$166	$149	102.9%
Conversion	3.30	3.38	3.48	3.14	0.0%
Traffic/Visitors (in millions)	58.5	60.0	63.0	69.7	200.0%

The definition of EBITDA is explained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 33.  In calculating Adjusted EBITDA for purposes of evaluating performance and annual incentive compensation, the Compensation Committee adjusts EBITDA upwards or downwards, as applicable, for events and circumstances that 1) were not anticipated at the time performance targets were set and 2) were not impacted by or under the control of the named executives.  This adjustment is performed by the Compensation Committee at the end of each fiscal year, based upon any such events and circumstances during such year.  The upwards adjustments that were made by the Compensation Committee to EBITDA in order to calculate Adjusted EBITDA for purposes of evaluating performance and annual incentive compensation for certain named executive officers and other senior officers for fiscal year 2012 aggregated $7.7 million, consisting of the costs incurred in connection with certain corporate business initiatives.  All such costs added back for the determination of Adjusted EBITDA were not anticipated at the time performance targets for fiscal year 2012 were set by the Compensation Committee.

For purposes of evaluating performance and annual incentive compensation, the ROIC metric is calculated by dividing 1) earnings before interest and taxes by 2) average invested capital excluding cash, accrued interest, deferred taxes and amounts related to financial derivatives and is used to assess our efficiency at turning capital into profitable investments.  Inventory turnover is calculated by dividing the cost of retail sales by the average inventory cost.  Conversion is the percentage of visitors to the site who make a purchase.

2012 Annual Incentive Bonus.  As actual operating performance for fiscal year 2012 exceeded the performance targets set at the beginning of the year (as shown in the table above), annual incentive amounts are to be paid to each of the named executive officers based upon the actual target percentages.  The Compensation Committee did not exercise their discretion to adjust the actual payout amounts.  Actual amounts paid are listed in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation” on page 62.

Stock Options.  On October 1, 2011, stock options were awarded to each of the named executive officers, except Mr. Maxwell, and to 24 other senior officers.  The options granted to each individual were 65% Fixed Price Options and 35% Accreting Options, have an initial exercise price of $1,850 per share, vest over a five-year period, and expire seven years from the date of grant.  The exercise price of the Accreting Options will increase at a 10% compound rate per year through the fifth anniversary of the grant date.

On March 28, 2012, the Company commenced a tender offer soliciting the consent of the holders of all outstanding options under the Management Incentive Plan to amend and restate the Management Incentive Plan to allow the Board to make adjustments in the number and kind of shares or other securities subject to options in the event of the declaration of a dividend.  Prior to the amendment, the Management Incentive Plan provided that if the Company pays an extraordinary cash dividend with respect to outstanding stock options, the Company will pay to the holders of stock options a cash bonus equal to the full amount of such dividend, subject to certain tax-related reductions in the amount of the cash bonus in case of unvested stock options.  The proposed amendment was intended to better align the Company’s employee retention goals with interests of other stakeholders.  All option holders consented, the Management Incentive Plan was amended and the Dividend was declared on March 28, 2012 payable at the rate of $435 per share on all outstanding shares of common stock of the Company.  Pursuant to the amendment, the Board of Directors approved the payment of a cash bonus to all holders of vested options equal to 50% of $435 multiplied by the number of shares of common stock underlying such holder’s vested options.  The Board also approved the adjustment of the exercise prices of all vested and unvested stock options pursuant to the amendment.  The exercise prices of the unvested Fixed Price Options and unvested Accreting Options were reduced by the amount of the Dividend, or by $435 per share.  The exercise prices of the vested Fixed Price Options and vested Accreting Options were reduced by 50% of the Dividend, or by $217.50 per share.  The exercise prices of the Accreting Options will continue to accrete in accordance with the terms of the Management Incentive Plan based on the adjusted exercise price.  The number of vested options and cash bonus amounts paid to each of the named executive officers as a result of the Dividend declaration are as follows:

	Total Vested
	Options	Total Vested
Name	on March 28, 2012	Options Payout
Karen W. Katz	8,867.02	$1,928,576
James E. Skinner	4,450.93	968,079
James J. Gold	4,450.93	968,079
John E. Koryl	—	—
Thomas J. Lind	1,219.46	265,233
Phillip L. Maxwell	1,358.79	295,537

The vested options payout amounts are included in the “All Other Compensation” column in the Summary Compensation table on page 62.

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

Retirement Plan.  Prior to 2008, most non-union employees over age 21 who had completed one year of service with 1,000 or more hours participated in The Neiman Marcus Group, Inc. Retirement Plan (referred to as the Retirement Plan), which paid benefits upon retirement or termination of employment.  The Retirement Plan is a “career-accumulation” plan, under which a participant earns each year a retirement annuity equal to one percent of his or her compensation for the year up to the Social Security wage base and 1.5 percent of his or her compensation for the year in excess of such wage base.  A participant becomes fully vested after five years of service with us.  Effective as of December 31, 2007, eligibility and benefit accruals under the Retirement Plan were frozen for all participants except for those “Rule of 65” employees who elected to continue participation in the Retirement Plan.  “Rule of 65” employees included only those active employees who had completed at least 10 years of service and whose combined years of service and age equaled at least 65 as of December 31, 2007.  Ms. Katz and Mr. Lind were “Rule of 65” employees as of December 31, 2007, and elected to continue participation in the Retirement Plan.  For Messrs. Skinner and Gold, benefits and accruals under the Retirement Plan were frozen effective as of December 31, 2007.  Effective August 1, 2010, all benefits and accruals under the Retirement Plan were frozen and all remaining participants, including Mr. Lind, were moved into The Neiman Marcus Group, Inc. Retirement Savings Plan.  Ms. Katz’s benefits and accruals under the Retirement Plan were moved into the RSP effective December 31, 2010.

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

Participation in the KEDC Plan is limited to employees whose base salary is in excess of $300,000 and meet other stated criteria.  Amounts in excess of those benefits provided under the 401(k) plans are credited to the account balances of each KEDC Plan participant.  KEDC Plan benefits are more fully described under “Nonqualified Deferred Compensation” beginning on page 68.

Matching Gift Program.  All employees, including the named executive officers except Mr. Maxwell, may participate in our matching gift program.  Under the program, we will match charitable contributions by employees up to a maximum of $2,000 per qualifying organization on a two-for-one basis in each calendar year.  For any contribution made to a qualifying organization in which the employee has an active involvement (as evidenced by service on the organization’s governing body or in one of its working committees), the basis of our matching contribution may, upon application by the employee, be increased to a level greater than two-for-one.

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

Compensation Following Employment Termination or Change of Control

Employment Agreements

In order to support the continuity of senior leadership, the Company has employment agreements with Ms. Katz and Messrs. Skinner and Gold which provide, among other things, for payments to the executive following a termination of employment by the executive for “good reason” or a termination of the executive’s employment by the Company without “cause.”  The triggering events constituting “good reason” and “cause” were negotiated to provide protection to the Company for unwarranted termination of employment that could cause harm to the Company as well as to provide protection to the executive.  The employment agreements also provide for certain payments to the executives upon death or “disability.”  For a detailed description of the terms of the employment agreements, see “Employment and Other Compensation Agreements” beginning on page 69.

Confidentiality, Non-Competition and Termination Benefits Agreements

Each of Messrs. Koryl and Lind is a party to a confidentiality, non-competition and termination benefits agreement with the Company.  The confidentiality, non-competition and termination benefits agreements provide for severance benefits if the employment of the affected individual is terminated other than for death, “disability”, or for “cause.”  These agreements provide for a severance payment equal to one and one-half annual base salary of the named executive officer, payable over an eighteen month period, and reimbursement for COBRA premiums for the same period.  The employment agreements of Ms. Katz and Messrs. Skinner and Gold contain similar provisions as described beginning on page 69.

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

Consideration of Tax and Accounting Treatment of Compensation

Internal Revenue Code §409A

The American Jobs Creation Act of 2004 added a new Section 409A to the Internal Revenue Code, as amended (the Code), which applies to compensation deferred under a nonqualified deferred compensation plan after December 31, 2004.  Compliance with the new Section 409A became fully effective on January 1, 2009.  Section 409A imposes restrictions on funding, distributions, and election to participate in the affected plans.  We believe our executive compensation plans and arrangements comply with Section 409A.

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

THE COMPENSATION COMMITTEE

Jonathan J. Coslet, Chairman
Kewsong Lee
John G. Danhakl

Summary Compensation Table

The following table sets forth the annual compensation for the President and Chief Executive Officer, the Chief Financial Officer, the three other most highly compensated executive officers who were serving as executive officers at the end of fiscal year 2012, and one additional individual who was not serving as an executive officer at the end of the fiscal year (referred to as the named executive officers).

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)

Karen W. Katz
President and Chief Executive Officer	2012	1,070,000	—	3,877,404	1,503,992	1,248,121	2,076,088	9,775,605
	2011	1,050,000	50,000	3,430,308	1,315,913	363,000	133,238	6,342,459
	2010	897,600	35,904	531,615	851,598	752,000	52,237	3,120,954

James E. Skinner
Executive Vice President, Chief Operating Officer, and Chief Financial Officer	2012	720,000	—	2,095,894	759,024	182,384	1,027,624	4,784,926
	2011	700,000	—	1,755,041	650,081	38,000	70,978	3,214,100
	2010	628,800	25,152	265,838	640,464	84,000	40,812	1,685,066

James J. Gold
President and Chief Executive Officer, Specialty Retail	2012	770,000	—	2,095,894	669,958	278,000	1,088,650	4,902,502
	2011	750,000	—	1,755,041	826,200	42,000	664,592	4,037,833
	2010	499,200	19,968	265,838	534,194	106,000	195,094	1,620,294

John E. Koryl
President, Neiman Marcus Direct	2012	500,000	—	3,439,457	334,581	—	325,523	4,599,561
	2011	—	—	—	—	—	—	—
	2010	—	—	—	—	—	—	—

Thomas J. Lind
Senior Vice President, Program Management	2012	432,404	—	576,375	231,608	369,323	337,174	1,946,884
	2011	409,808	—	—	130,003	74,000	37,009	650,820
	2010	393,415	16,000	407,923	201,360	219,000	24,137	1,261,835

Phillip L. Maxwell
Former Senior Vice President and Chief Information Officer	2012	313,378	333,333	—	123,600	128,000	316,096	1,214,407
	2011	412,000	333,333	—	172,381	33,000	23,012	973,726
	2010	403,200	349,461	98,354	248,403	69,000	23,951	1,192,369

Footnotes:

(1)	Mr. Maxwell retired effective April 27, 2012; consequently the table reflects the compensation paid to him through the date of his retirement.

(2)

The amount shown for Ms. Katz for fiscal year 2011 represents a one-time bonus payable in connection with the terms of her employment contract. The amounts for Mr. Maxwell for fiscal years 2011 and 2012 represent installment payments paid pursuant to a retention bonus payable in three annual installments in 2010, 2011, and 2012. The amount for Mr. Maxwell in fiscal year 2010 includes the retention bonus installment of $333,333 plus $16,128 for a discretionary bonus. For fiscal year 2010, the amounts shown represent discretionary bonuses awarded by the Compensation Committee.

(3)

For option awards in fiscal years 2011 and 2012, the amounts reflect the aggregate grant date fair value for the awards computed in accordance with ASC Topic 718. The amounts for the fiscal year 2010 stock option awards, which were made in connection with a tender offer, reflect the incremental aggregate grant date fair value of the modified awards over the grant date fair value of the original awards. The amount for Mr. Lind in fiscal year 2010 also reflects the aggregate grant date fair value of an award granted to him which was computed in accordance with ASC Topic 718. Assumptions used in calculating the fiscal year 2012 amounts are described under the caption Stock-Based Compensation in Note 11 of the Notes to Consolidated Financial Statements beginning on page F-30. These amounts reflect the grant date fair value and do not represent the actual value that may be realized by the named executive officers.

(4)

The amounts reported in the Non-Equity Incentive Plan Compensation column reflect the actual amounts earned under the performance-based annual cash incentive compensation plan described in the “Compensation Discussion and Analysis” section beginning on page 52.

(5)

The amounts in this column represent the change in the actuarial value of the named executive officers’ benefits under our retirement and supplemental executive retirement plans from July 30, 2011 to July 28, 2012. This “change in the actuarial value” is the difference between the fiscal year 2011 and fiscal year 2012 present value of the pension benefits accumulated as of year-end by the named executive officers, assuming that benefit is not paid until age 65. The totals reflect Mr. Maxwell’s retirement as of April 27, 2012. These amounts were computed using the same assumptions used for financial statement reporting purposes under ASC Subtopic 715-30, “Defined Benefit Plans — Pension” as described in Note 9 of the Notes to Consolidated Financial Statements beginning on page F-24.

Also included are earnings of Ms. Katz and Messrs. Skinner and Lind in the Key Employee Deferred Compensation Plan that were in excess of the federal long term rate of 120% for the periods January 1, 2012 through March 31, 2012 and July 1, 2012 through July 31, 2012.

(6)

Includes all items listed in the following table entitled “All Other Compensation.” In the interest of transparency, the value of perquisites and other personal benefits is provided in this column and in the footnotes below even if the amount is less than the reporting threshold established by the SEC.

The table below sets forth all other compensation for each of the named executive officers.

All Other Compensation	Karen W. Katz ($)	James.E. Skinner ($)	James J. Gold ($)	John E. Koryl ($)	Thomas J. Lind ($)	Phillip L. Maxwell ($)
401(k) plan contributions paid by us	$11,250	$11,179	$7,996	$—	$12,068	$11,250
Deferred compensation plan match	66,227	32,760	—	—	7,699	—
Group term life insurance	2,547	3,419	1,295	816	2,857	5,171
Financial counseling/tax preparation	1,950	4,451	5,000	—	3,000	3,000
Long-term disability	1,480	1,480	1,480	854	1,480	1,138
Moving expenses	—	—	64,400	323,853	36,538	—
Transition benefit(1)	7,350	—	—	—	7,350	—
Dividend bonus(2)	1,928,576	968,079	968,079	—	265,233	295,537
New York travel reimbursement(3)	23,533	—	—	—	—	—
Gross ups for New York non-resident taxes(4)	33,175	6,256	40,400	—	949	—
TOTALS	$2,076,088	$1,027,624	$1,088,650	$325,523	$337,174	$316,096

Footnotes:

(1)	Transition benefit paid to highly compensated and grandfathered employees or “Rule of 65” employees as a result of the freeze of the Retirement Plan, more fully described on page 67.

(2)

Payments on vested stock options made in connection with the declaration of the Dividend of $435 per share on all outstanding shares of common stock of the Company on March 28, 2012 (the Dividend record date). The payment amounts were based on the number of outstanding vested options held by each of the named executive officers on the Dividend record date and an amount equal to 50% of the Dividend amount, or $217.50, as described more fully on page 53 under “Long-Term Incentives” and on page 58 under “Stock Options.”

(3)

Includes an annual payment of $15,000 in lieu of reimbursement for New York accommodations paid pursuant to the amendment to Ms. Katz’s employment contract, more fully described beginning on page 69. The amendment also includes a gross-up provision for the payment of income taxes incurred pursuant to such annual payment.

(4)	The amounts shown represent gross-up payments made in connection with New York non-resident taxes.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth the non-equity incentive plan awards to our named executive officers for fiscal year 2012 that could have been payable pursuant to our annual cash incentive plan and equity awards granted pursuant to our long-term equity plans.

					All Other Option Awards
								Grant
								Date
								Fair
							Exercise	Value
					Number of		Or	of Stock
		Estimated Possible Future Payouts Under			Securities		Base Price of	and
		Non-Equity Incentive Plan Awards (1)			Underlying		Option	Option
	Grant	Threshold	Target	Maximum	Options		Awards	Awards
Name	Date	($)	($)	($)	(#)		($)(4)	($)(5)

Katz, Karen W.	10-27-11	535,000	1,070,000	2,140,000	—		—	—
	10-01-11	—	—	—	1,578.26	(2)	1,415	1,123,556
	10-01-11	—	—	—	2,931.06	(3)	1,415	2,753,848

Skinner, James E.	10-27-11	270,000	540,000	1,080,000	—		—	—
	10-01-11	—	—	—	853.11	(2)	1,415	607,324
	10-01-11	—	—	—	1,584.36	(3)	1,415	1,488,570

Gold, James J.	10-27-11	288,750	577,500	1,155,000	—		—	—
	10-01-11	—	—	—	853.11	(2)	1,415	607,324
	10-01-11	—	—	—	1,584.36	(3)	1,415	1,488,570

Koryl, John E.	10-27-11	75,000	300,000	600,000	—		—	—
	10-01-11	—	—	—	1,400.00	(2)	1,415	996,653
	10-01-11	—	—	—	2,600.00	(3)	1,415	2,442,804

Lind, Thomas J.	10-27-11	42,500	170,000	340,000	—		—	—
	10-01-11	—	—	—	234.61	(2)	1,415	167,017
	10-01-11	—	—	—	435.70	(3)	1,415	409,358

Maxwell, Phillip L.	10-27-11	41,200	164,800	329,600	—		—	—

Footnotes:

(1)

Non-equity incentive plan awards represent the threshold, target and maximum opportunities under our performance-based annual cash incentive compensation plan for fiscal year 2012. The actual amounts earned under this plan are disclosed in the Summary Compensation Table on page 62. For a detailed discussion of the annual incentive awards for fiscal year 2012, see “Compensation Discussion and Analysis” beginning on page 52.

(2)

Represents Accreting Options awarded to each of the named executive officers, except Mr. Maxwell, in fiscal year 2012. The exercise price of the Accreting Options increases at a 10% compound rate on the first through the fifth anniversary dates of the grant. The exercise price of the awards was adjusted from the original grant date price following the declaration of the Dividend on March 28, 2012. For a detailed discussion, see “Long-Term Incentives” on page 53 and “Stock Options” on page 58. The Accreting Options vest 20% on the first anniversary date of the grant with the remaining portion becoming exercisable in forty-eight monthly installments over the forty-eight months following October 1, 2012, beginning on November 1, 2012, until October 1, 2016 when the options become fully exercisable and expire on October 1, 2018.

(3)

Represents Fixed Price Options awarded to each of the named executive officers, except Mr. Maxwell, in fiscal year 2012. The exercise price of the Fixed Price Options is fixed at the grant date. The exercise price of the awards was adjusted from the original grant date price following the declaration of the Dividend on March 28, 2012. For a detailed discussion, see “Long-Term Incentives” on page 53 and “Stock Options” on page 58. The Fixed Price Options vest 20% on the first anniversary date of the grant with the remaining portion becoming exercisable in forty-eight monthly installments over the forty-eight months following October 1, 2012, beginning on November 1, 2012, until October 1, 2016 when the options become fully exercisable and expire on October 1, 2018. For a detailed discussion, see “Long-Term Incentives” on page 53 and “Stock Options” on page 58.

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

(5)

For new option awards in fiscal year 2012, these amounts reflect the aggregate grant date fair value for the awards computed in accordance with ASC Topic 718. The assumptions used in calculating these amounts are described under the caption Stock-Based Compensation in Note 11 of the Notes to Consolidated Financial Statements beginning on page F-30.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information regarding the total number and aggregate value of stock options held by each of our named executive officers at July 28, 2012.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)(1)		Option Expiration Date
Karen W. Katz	5,341	—	(2)	1,227.50	(2)	12-15-2017
	2,003	—	(3)	992.50	(3)	12-15-2017
	297	1,261	(3)	775.00	(3)	12-15-2017
	1,523	—	(4)	1,358.50	(4)	09-30-2017
	358	2,419	(4)	1,141.00	(4)	09-30-2017
	—	1,578	(5)	1,415.00	(5)	10-01-2018
	—	2,931	(6)	1,415.00	(6)	10-01-2018

James E. Skinner	2,671	—	(2)	1,227.50	(2)	12-15-2017
	1,001	—	(3)	992.50	(3)	12-15-2017
	148	631	(3)	775.00	(3)	12-15-2017
	779	—	(4)	1,358.50	(4)	09-30-2017
	183	1,238	(4)	1,141.00	(4)	09-30-2017
	—	853	(5)	1,415.00	(5)	10-01-2018
	—	1,584	(6)	1,415.00	(6)	10-01-2018

James J. Gold	2,671	—	(2)	1,227.50	(2)	12-15-2017
	1,001	—	(3)	992.50	(3)	12-15-2017
	148	631	(3)	775.00	(3)	12-15-2017
	779	—	(4)	1,358.50	(4)	09-30-2017
	183	1,238	(4)	1,141.00	(4)	09-30-2017
	—	853	(5)	1,415.00	(5)	10-01-2018
	—	1,584	(6)	1,415.00	(6)	10-01-2018

John E. Koryl	—	1,400	(5)	1,415.00	(5)	10-01-2018
	—	2,600	(6)	1,415.00	(6)	10-01-2018

Thomas J. Lind	641	—	(2)	1,227.50	(2)	12-15-2017
	240	—	(3)	992.50	(3)	12-15-2017
	36	151	(3)	775.00	(3)	12-15-2017
	169	—	(7)	782.50	(7)	10-05-2017
	23	158	(7)	565.00	(7)	10-05-2017
	169	—	(8)	992.50	(8)	10-05-2017
	23	158	(8)	775.00	(8)	10-05-2017
	—	235	(5)	1,415.00	(5)	10-01-2018
	—	436	(6)	1,415.00	(6)	10-01-2018

Phillip L. Maxwell	988	—	(2)	1,227.50	(2)	4-27-2013
	371	—	(3)	992.50	(3)	4-27-2013
	14	—	(3)	775.00	(3)	4-27-2013

Footnotes:

(1)

The exercise prices of all outstanding stock options granted under the Management Incentive Plan were adjusted following the declaration of the Dividend declared on March 28, 2012. The exercise prices of the unvested Fixed Price Options and unvested Accreting Options were reduced by the amount of the Dividend, or by $435. The exercise prices of the vested Fixed Price Options and vested Accreting Options were reduced by 50% of the Dividend, or by $217.50. The exercise prices of the vested and unvested Accreting Options will continue to accrete in accordance with the terms of the Management Incentive Plan based on the adjusted exercise prices. For a detailed discussion, see “Long-Term Incentives” on page 53 and “Stock Options” on page 58.

(2)

Nonqualified stock options designated as Fixed Price Options granted on November 29, 2005 at the initial exercise price of $1,445 per share, adjusted to $1,227.50 following the Dividend declaration on March 28, 2012, which vest 20% on the first anniversary of

October 6, 2005 and thereafter in forty-eight equal monthly installments over the forty-eight months following the first anniversary of October 6, 2005, beginning on the one-month anniversary of such first anniversary and became fully vested on October 6, 2010, subject to earlier vesting in certain circumstances following a change of control (as defined in the Management Incentive Plan).

(3)

Nonqualified stock options designated as Accreting Options exchanged in a tender offer for underwater options at the ratio of 1.5 to 1 on December 15, 2009 which vest 25% on the first anniversary of December 15, 2009 and thereafter in thirty-six equal monthly installments over the thirty-six months following the first anniversary of December 15, 2009, beginning on January 15, 2011 and becoming fully vested on December 15, 2013. The options were granted at the initial exercise price of $1,000 per share which will increase at a 10% compound rate on each anniversary of December 15, 2009 until the earlier to occur of (i) the exercise of the option, (ii) December 15, 2013, or (iii) the occurrence of a change of control, or in the event the equity investors sell a portion of their investment, with respect to a portion of the options bearing the same ratio as the portion of the equity investor’s equity sold. On March 28, 2012, the date of the Dividend declaration, the exercise price of the vested portion of the grant had accreted to $1,210 and was adjusted to $992.50. The exercise price of the unvested portion of the grant on March 28, 2012 was adjusted to $775.00 per share from $1,210 per share. On December 15, 2012, the exercise price of the Accreting Options that were vested on March 28, 2012 will increase to $1,091.75 per share and the exercise price of the Accreting Options that were unvested on March 28, 2012 will increase to $852.50 per 10% compound rate annual increase as described above in this footnote.

(4)

Nonqualified stock options designated as Fixed Price Options granted on September 30, 2010 at the initial exercise price of $1,576 per share which vest 25% on the first anniversary of September 30, 2010 and thereafter in thirty-six equal monthly installments over the thirty-six months following the first anniversary of September 30, 2010, beginning on October 30, 2011 and becoming fully vested on September 30, 2014, subject to earlier vesting in certain circumstances following a change of control. Following the Dividend declaration on March 28, 2012, the exercise price of the vested Fixed Price Options was adjusted to $1,358.50 and the exercise price of the unvested Fixed Price Options was adjusted to $1,141.00. These grants were made to Ms. Katz and Messrs. Skinner and Gold pursuant to their entering into new employment contracts effective October 6, 2010. See “Employment and Other Compensation Agreements” beginning on page 69.

(5)

Nonqualified stock options designated as Accreting Options granted on October 1, 2011 which vest 20% on the first anniversary of October 1, 2011 and thereafter in forty-eight equal monthly installments over the forty-eight months following the first anniversary of October 1, 2011, beginning on November 1, 2012 and becoming fully vested on October 1, 2016. The options were granted at the initial exercise price of $1,850 per share, adjusted to $1,415.00 following the Dividend declaration on March 28, 2012, which will increase at a 10% compound rate on each anniversary of October 1, 2011 until the earlier to occur of (i) the exercise of the option, (ii) October 1, 2016, or (iii) the occurrence of a change of control, or in the event the equity investors sell a portion of their investment, with respect to a portion of the options bearing the same ratio as the portion of the equity investor’s equity sold. On October 1, 2012, the option price of the Accreting Options will increase to $1,556.50 per share per 10% compound rate annual increase as described above in this footnote.

(6)

Nonqualified stock options designated as Fixed Price Options granted on October 1, 2011 at the initial exercise price of $1,850 per share, adjusted to $1,415.00 following the Dividend declaration on March 28, 2012, which vest 20% on the first anniversary of October 1, 2011 and thereafter in forty-eight equal monthly installments over the forty-eight months following the first anniversary of October 1, 2011, beginning on the one-month anniversary of such first anniversary and becoming fully vested on October 1, 2016, subject to earlier vesting in certain circumstances following a change of control.

(7)

Nonqualified stock option designated as Fixed Price Options granted on October 5, 2009 at the initial exercise price of $1,000 per share, adjusted to $782.50, following the Dividend declaration on March 28, 2012, which vest 20% on the first anniversary of October 5, 2009 and thereafter in forty-eight equal monthly installments over the forty-eight months following the first anniversary of October 5, 2009, beginning on the one-month anniversary of such first anniversary and becoming fully vested on October 5, 2014, subject to earlier vesting in certain circumstances following a change of control.

(8)

Nonqualified stock options designated as Accreting Options granted on October 5, 2009 which vest 20% on the first anniversary of October 5, 2009 and thereafter in forty-eight equal monthly installments over the forty-eight months following the first anniversary of October 5, 2009, beginning on November 5, 2010 and becoming fully vested on October 5, 2014. The options were granted at the initial exercise price of $1,000 per share which will increase at a 10% compound rate on each anniversary of October 5, 2009 until the earlier to occur of (i) the exercise of the option, (ii) October 5, 2014, or (iii) the occurrence of a change of control, or in the event the equity investors sell a portion of their investment, with respect to a portion of the options bearing the same ratio as the portion of the equity investor’s equity sold. On March 28, 2012, the date of the Dividend declaration, the exercise price of the vested portion of the grant had accreted to $1,210 and was adjusted to $992.50. The exercise price of the unvested portion of the grant on March 28, 2012 was adjusted to $775.00 per share from $1,210 per share. On October 5, 2012, the exercise price of the Accreting Options that were vested on March 28, 2012 will increase to $1,091.75 per share and the exercise price of the Accreting Options that were unvested on March 28, 2012 will increase to $852.50 per share per 10% compound rate annual increase as described above in this footnote.

PENSION BENEFITS

The following table sets forth certain information with respect to retirement payments and benefits under the Retirement Plan and the SERP for each of our named executive officers.

Name	Plan Name	Number of Years Credited Service (#)(1)		Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
Karen W. Katz	Retirement Plan	25	(3)	482,000	—
	SERP	26	(3)	4,100,000	—
James E. Skinner	Retirement Plan	7	(4)	181,000	—
	SERP	7	(4)	585,000	—
James J. Gold	Retirement Plan	17	(4)	211,000	—
	SERP	17	(4)	608,000	—
John E. Koryl	Retirement Plan	—		—	—
	SERP	—		—	—
Thomas J. Lind	Retirement Plan	31	(5)	344,000	—
	SERP	31	(5)	1,091,000	—
Phillip L. Maxwell	Retirement Plan	8	(4)	256,000	—
	SERP	8	(4)	460,000	—

Footnotes:

(1)

Computed as of July 28, 2012, which is the same pension measurement date used for financial statement reporting purposes with respect to our audited consolidated financial statements and notes thereto.

(2)

For purposes of calculating the amounts in this column, retirement age was assumed to be the normal retirement age of the later of age 65 or the fifth anniversary of the individual’s date of hire, as defined in the Retirement Plan. A description of the valuation method and all material assumptions applied in quantifying the present value of accumulated benefit is set forth in Note 9 of the Notes to Consolidated Financial Statements beginning on page F-24.

(3)

Pursuant to the terms of Ms. Katz’s employment agreement, she will be entitled to an additional one year of credit for each full year of service after she has reached the 25-year maximum set forth in the SERP with all service frozen as of December 31, 2010. In addition, if her employment is terminated by us for any reason other than death, “disability” “cause” or for non-renewal of her employment term, or if she terminates her employment with us for “good reason” and she has not yet reached 65, her SERP benefit will not be reduced solely by reason of her failure to reach 65 as of the termination date. Ms. Katz’s employment agreement also provides that the amount credited to her under the DC SERP shall not be less than the present value of the additional benefits she would have accrued under the DB SERP after December 31, 2010 had the DB SERP remained in effect through the end of her employment term. The value of Ms. Katz’s benefit with all service is $4,100,000. The value with 25 years of service under the DB SERP is $3,930,000; therefore, the value of the additional years of service in excess of her actual service is $170,000.

(4)	Effective December 31, 2007, benefit accruals for Messrs. Skinner, Gold and Maxwell under the Retirement Plan and the SERP were frozen, as further described below.

(5)	Effective August 1, 2010, benefit accruals for Mr. Lind under the Retirement Plan and the SERP were frozen, as described further below.

The Retirement Plan is a funded, tax-qualified pension plan.  Prior to 2008, most non-union employees over age 21 who had completed one year of service with 1,000 or more hours were eligible to participate in the Retirement Plan, which paid benefits upon retirement or termination of employment.  Effective as of December 31, 2007, eligibility and benefit accruals under the Retirement Plan were frozen for all participants except for those “Rule of 65” employees who elected to continue participating in the Retirement Plan.  The Retirement Plan is a “career-accumulation” plan, under which a participant earns each year a retirement annuity equal to one percent of his or her compensation for the year up to the Social Security wage base and 1.5 percent of his or her compensation for the year in excess of such wage base.  “Compensation” for this purpose generally includes salary, bonuses, commissions and overtime but not in excess of the limits imposed upon annual compensation under the Code Section 401(a)(17) (the “IRS Limit”).  The IRS limit for 2012 is $250,000, increased from $245,000 for 2011 and is adjusted annually for cost-of-living increases.  Benefits under the Retirement Plan become fully vested after five years of service with us.  Effective August 1, 2010, benefit accruals were frozen for the remaining “Rule of 65” employees and such participants were given the opportunity to participate in the RSP.

The SERP is an unfunded, nonqualified plan under which benefits are paid from our general assets to supplement Retirement Plan benefits and Social Security.  Prior to 2008, executive, administrative and professional employees (other than those employed as salespersons) with an annual base salary at least equal to a minimum established by the Company were eligible to participate.  Similar to the Retirement Plan, effective December 31, 2007, eligibility and benefit accruals under the SERP were frozen for all participants except for those “Rule of 65” employees who elected to continue participating in the Retirement Plan.  At normal retirement age (the later of age 65 and the fifth anniversary of the participant’s date of hire), an eligible participant with 25 or more years of service is entitled to full benefits in the form of monthly payments under the SERP computed as a straight life annuity, equal to 50 percent of the participant’s average monthly compensation for the highest consecutive 60 months preceding retirement less 60 percent of his or her estimated annual primary Social Security benefit, offset by the benefit accrued by the participant under the Retirement Plan.  The amount is then adjusted actuarially to determine the actual monthly payments based on the time and form of payment.  For this purpose, “compensation” includes salary but does not include bonuses.  If the participant has fewer than 25 years of service, the combined benefit is proportionately reduced.  Benefits under the SERP become fully vested after five years of service.  The SERP is designed to comply with the requirements of Section 409A of the Code.  Along with the Retirement Plan and the ESP, benefit accruals under the SERP were frozen for the remaining “Rule of 65” employees effective August 1, 2010 and those remaining participants were given the opportunity to participate in the DC SERP.

NONQUALIFIED DEFERRED COMPENSATION

The amounts reported in the table below represent deferrals and Company matching contributions credited pursuant to the KEDC Plan and Company contributions credited pursuant to the DC SERP.

Name		Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year- End ($)

Karen W. Katz	KEDC	274,069	66,227	47,636	—	1,734,228
	DC SERP	—	468,833	9,790	—	534,753

James E. Skinner	KEDC	80,520	32,760	16,288	—	597,660
	DC SERP	—	174,594	13,503	—	520,259

James J. Gold	KEDC	—	—	—	—	—
	DC SERP	—	190,849	14,902	—	570,156

John E. Koryl	KEDC	—	—	—	—	—
	DC SERP	—	—	—	—	—

Thomas J. Lind	KEDC	81,621	7,699	13,667	—	506,841
	DC SERP	—	49,005	2,704	—	108,347

Phillip L. Maxwell	KEDC	—	—	—	—	—
	DC SERP	—	115,602	8,902	70,510	304,176

Footnotes:

(1)	The amounts reported as Executive Contributions in Last Fiscal Year are also included as Salary in the Summary Compensation Table beginning on page 62.

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

The DC SERP is an unfunded, nonqualified deferred compensation plan under which benefits are paid from our general assets to provide eligible employees with the opportunity to receive employer contributions on the portion of their eligible compensation that exceeds the IRS Limit.  Eligible employees generally are those employees who have completed one year of service with the Company, who have annual base pay of at least 80% of the IRS Limit (or were eligible to participate in the SERP as of December 31, 2007 and ceased to be eligible to participate in the SERP as of January 1, 2008), and who are otherwise designated as eligible by the Company’s employee benefits committee.  The Company will make transitional and non-transitional credits to the accounts of eligible participants each pay period.  Transitional credits apply only to participants who were eligible to participate in the SERP as of December 31, 2007 but ceased participating in the SERP as of that date and became a participant in the DC SERP on January 1, 2008.  The amount of a transitional credit is the product of a participant’s eligible compensation in excess of the IRS Limit and an applicable percentage ranging from 0% to 6% depending upon the age of the participant.  Non-transitional credits apply to all eligible participants.  The amount of a non-transitional credit is the product of a participant’s eligible compensation in excess of the IRS Limit and 10.5%.  All transitional and non-transitional credits are credited to a bookkeeping account and vest upon the earlier of (i) an eligible employee’s attainment of five years of service, (ii) an eligible employee’s attainment of age 65, (iii) an eligible employee’s death, (iv) an eligible employee’s disability, and (v) a change of control (as defined in the DC SERP) while in the employ of the Company.  Notwithstanding the preceding, amounts credited to an account are subject to forfeiture in the event the employee is terminated for cause.  Accounts are credited monthly with interest at an annual rate equal to the prime interest rate published in The Wall Street Journal on the last business day of the preceding calendar quarter. Vested amounts credited to an employee’s account become payable in the form of five annual installments beginning upon the later of the employee’s separation from service and age 55, or such later age as the employee may elect. Upon the employee’s death or “disability” or upon a change of control of the Company, vested amounts credited to an employee’s account will be paid in a single lump sum.  The DC SERP is designed to comply with the requirements of Section 409A of the Code.

Employment and Other Compensation Agreements

As discussed in “Compensation Discussion & Analysis,” The Neiman Marcus Group, Inc. has entered into employment agreements with Karen W. Katz, James E. Skinner, and James J. Gold.  Each of Messrs. Lind and Koryl is a party to a confidentiality, non-competition and termination benefits agreement, discussed below.

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

Employment Agreements with Mr. Skinner and Mr. Gold

On July 22, 2010, the Company entered into new employment agreements with James E. Skinner, Executive Vice President, Chief Operating Officer, and Chief Financial Officer, and James J. Gold, President and Chief Executive Officer, Specialty Retail, the terms of which became effective on October 6, 2010.  Each of the employment agreements is for a four-year term with automatic extensions of one year unless either party provides three months’ written notice of non-renewal.  The agreement with Mr. Skinner provides that he will act as Executive Vice President, Chief Operating Officer and Chief Financial Officer for a beginning annual base salary of $700,000 and participation in an annual incentive program with a target bonus opportunity of 75% of annual base salary and a maximum bonus of 150% of annual base salary.  In addition, as part of the agreement, effective September 30, 2010, he received a non-qualified stock option grant under the Management Equity Incentive Plan with respect to 2,200 shares of common stock of the Company with an exercise price equal to the fair market value of the common stock at the time of grant.  The stock option will expire no later than the seventh anniversary of the grant date.

The agreement with Mr. Gold provides that he will act as President and Chief Executive Officer, Specialty Retail for a beginning annual base salary of $750,000 and participation in an annual incentive program with a target bonus opportunity of 75% of annual base salary and a maximum bonus of 150% of annual base salary.  In addition, as part of the agreement, effective September 30, 2010, he received a non-qualified stock option grant under the Management Equity Incentive Plan with respect to 2,200 shares of common stock of the Company with an exercise price equal to the fair market value of the common stock on the date of grant.  The stock option will expire no later than the seventh anniversary of the grant date.

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

Confidentiality, Non-Competition and Termination Benefits Agreements

Messrs. Koryl and Lind are each a party to a confidentiality, non-competition and termination benefits agreement that will provide for severance benefits if the employment of the affected individual is terminated by the Company other than in the event of death, “disability” or termination for “cause.”  These agreements provide for a severance payment equal to one and one-half annual base salary payable over an eighteen-month period, and reimbursement for COBRA premiums for the same period.  Each confidentiality, non-competition and termination benefits agreement contains restrictive covenants as a condition to receipt of any payments payable thereunder.

Cash Incentive Plan

Following the consummation of the Acquisition, the Neiman Marcus, Inc. Cash Incentive Plan (referred to as the Cash Incentive Plan) was adopted to aid in the retention of certain key executives, including the named executive officers.  The Cash Incentive Plan provides for the creation of a $14 million cash bonus pool to be shared by the participants based on the number of eligible stock options, as determined by the Compensation Committee, granted to each such participant pursuant to the Management Equity Incentive Plan.  Each participant in the Cash Incentive Plan will be entitled to a cash bonus upon the earlier to occur of a change of control or an initial public offering, provided that, in each case, the internal rate of return to certain of our investors is positive.  If the internal rate of return to certain of our investors is not positive, no amounts will be paid under the Cash Incentive Plan.  The Cash Incentive Plan was adopted in connection with the acquisition of NMG by the Sponsors, and was intended to align the interests of certain key executives with those of the Sponsors.  Furthermore, it has been our experience that it often takes a long period of time to consummate a change of control transaction with a large retail company.  As a result, it was our view and the view of the Sponsors that a “single trigger” payment upon an “initial public offering” or “change of control” of the Company (as those terms are defined under the Cash Incentive Plan) correctly aligns the interests of management, on the one hand, and the Company and its shareholders, on the other hand, and also provides the Company with an effective and durable retention mechanism that incentivizes each named executive officer to remain with us prior to the consummation of such an event.

Currently, each of the named executive officers except Messrs. Koryl and Maxwell would be entitled to receive the following percentages of the $14 million cash bonus pool on July 28, 2012, assuming there was a “change of control” or an “initial public offering” on that date, and the rate of return to the Sponsors was positive:

Percentage of
Name	Cash Bonus Pool
Karen W. Katz	20.35%
James E. Skinner	10.18%
James J. Gold	10.18%
John E. Koryl	—%
Thomas J. Lind	2.44%
Phillip L. Maxwell	—%

All required federal, state, or local government tax will be withheld from all payments made to participants under the Cash Incentive Plan.  No payments have been made or are currently anticipated under the Cash Incentive Plan.

Cash EBITDA Incentive Plan

In fiscal year 2011, the Compensation Committee approved the Cash EBITDA Incentive Plan (referred to as the EBITDA Incentive Plan) for certain officers of the Company, including Mr. Lind.  Ms. Katz and Messrs. Skinner, Gold, and Koryl are not participants in the EBITDA Incentive Plan.  The objective of the EBITDA Incentive Plan is to focus all participants on the achievement of a three-year cumulative and fiscal year 2013 EBITDA objective.  Minimum annual and cumulative EBITDA targets must be met before cash payouts are made. Based upon experience in prior years, these targets, individually and cumulatively, will be challenging for the Company to achieve.  If the performance metrics are met, a cash payout will be made within sixty (60) days of the end of fiscal year 2013.  Potential cash payouts will be structured in five incentive tiers with a fixed dollar payout for each tier equal to approximately thirty percent (30%) of the participant’s base salary in effect in fiscal year 2013.  The tier groups and potential payouts are listed in the following table:

Tier Group	Potential Payout if Goals are Met
Tier 1	$125,000
Tier 2	100,000
Tier 3	85,000
Tier 4	65,000
Tier 5	50,000

If the minimum cumulative EBITDA goals are met, a participant must be actively employed and in good standing through the end of fiscal year 2013 in order to receive payment.

Potential Payments Upon Termination or Change-in-Control

Mr. Maxwell retired effective April 27, 2012.  He received a payment from the DC SERP in the amount of $70,510 but otherwise is not currently receiving any other payouts under the Company’s retirement plans.  He is entitled to receive $304,176 remaining in the DC SERP and amounts earned under the RSP.  The balance in his RSP account at the end of fiscal year 2012 was $278,461.

The tables below show certain potential payments that would have been made to the other named executive officers if his or her employment had terminated on July 28, 2012 under various scenarios, including a change of control.  Because the payments to be made to a named executive officer depend on several factors, the actual amounts to be paid out upon a named executive officer’s termination of employment can only be determined at the time of an executive’s separation from the Company.

Karen W. Katz

Executive Benefits and Payments Upon Separation	Retirement ($)(1)	Termination due to death ($)(2)	Termination due to disability ($)(3)	Termination without cause or for good reason ($)(4)	Change in Control ($)(5)

Compensation:
Severance	$—	$—	$—	$3,210,000	$—
Bonus	—	1,070,000	1,070,000	2,140,000	—

Benefits & Perquisites:
Retirement Plan Enhancement	170,000	—	—	—	—
Retirement Plan	534,753	534,753	534,753	534,753	534,753
Deferred Compensation Plan	1,734,228	1,734,228	1,734,228	1,734,228	1,734,228
Cash Incentive Plan Payment	—	—	—	—	2,849,069
Long-Term Disability	—	—	240,000	—	—
Health and Welfare Benefits	—	—	—	69,864	—
Life Insurance Benefits	—	1,000,000	—	5,856	—
Total	$2,438,981	$4,338,981	$3,578,981	$7,694,701	$5,118,050

Footnotes:

(1)	Represents the SERP enhancement provided in Ms. Katz’s employment agreement and a lump sum payout under the deferred compensation plans. See “Nonqualified Deferred Compensation” beginning on page 68.

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

(4)

Represents a lump sum payment of the target bonus and two times base salary, two times target bonus and a lump sum payout under the deferred compensation plan and defined contribution plan. The amount included for health and welfare benefits represents a continuation of COBRA benefits for a period of two years. Calculations were based on COBRA rates currently in effect. The amount included for life insurance represents coverage for a period of two years at the same benefit level in effect at the time of termination. See “Employment and Other Compensation Agreements” beginning on page 69.

(5)	Represents a lump sum payout under the deferred compensation plan and defined contribution plan and a lump sum amount payable under the Cash Incentive Plan, more fully described beginning on page 71.

James E. Skinner

Executive Benefits and Payments Upon Separation	Retirement ($)(1)	Termination due to death ($)(2)	Termination due to disability ($)(3)	Termination without cause or for good reason ($)(4)	Change in Control ($)(5)

Compensation:
Severance	$—	$—	$—	$2,419,726	$—
Bonus	—	540,000	540,000	540,000	—

Benefits & Perquisites:
Retirement Plans	520,259	520,259	520,259	520,259	520,259
Deferred Compensation Plan	597,660	597,660	597,660	597,660	597,660
Cash Incentive Plan Payment	—	—	—	—	1,424,534
Long-Term Disability	—	—	240,000	—	—
Health and Welfare Benefits	—	—	—	—	—
Life Insurance Benefits	—	1,000,000	—	—	—
Total	$1,117,919	$2,657,919	$1,897,919	$4,077,645	$2,542,453

Footnotes:

(1)	Represents a lump sum payout under the deferred compensation plans. See “Nonqualified Deferred Compensation” beginning on page 68.

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

(4)

Represents 1.5 times Mr. Skinner’s base salary payable over an eighteenth month period, a lump sum payment of target bonus, 1.5 times target bonus, the portion of the salary payment that is exempt from 409A of the Code, a lump sum payout under the deferred compensation and defined contribution plans, and eighteen months of COBRA premiums. Calculations were based on COBRA rates currently in effect. See “Employment and Other Compensation Agreements” beginning on page 69.

(5)	Represents a lump sum payout under the deferred compensation plan and defined contribution plan and a lump sum amount payable under the Cash Incentive Plan, more fully described beginning on page 71.

James J. Gold

Executive Benefits and Payments Upon Separation	Retirement ($)(1)	Termination due to death ($)(2)	Termination due to disability ($)(3)	Termination without cause or for good reason ($)(4)	Change in Control ($)(5)

Compensation:
Severance	$—	$—	$—	$2,561,164	$—
Bonus	—	577,500	577,500	577,500	—

Benefits & Perquisites:
Retirement Plans	570,156	570,156	570,156	570,156	570,156
Deferred Compensation Plan	—	—	—	—	—
Cash Incentive Plan Payment	—	—	—	—	1,424,534
Long-Term Disability	—	—	240,000	—	—
Health and Welfare Benefits	—	—	—	—	—
Life Insurance Benefits	—	1,000,000	—	—	—
Total	$570,156	$2,147,656	$1,387,656	$3,708,820	$1,994,690

Footnotes:

(1)	Represents a lump sum payout under the deferred compensation plan. See “Nonqualified Deferred Compensation” beginning on page 68.

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

(4)

Represents 1.5 times Mr. Gold’s base salary payable over an eighteen month period, a lump sum payment of target bonus, 1.5 times target bonus, the portion of the salary payment that is exempt from 409A of the Code, a lump sum payout under the defined contribution plan, and eighteen months of COBRA premiums. Calculations were based on COBRA rates currently in effect. See “Employment and Other Compensation Agreements” beginning on page 69.

(5)	Represents a lump sum payout under the defined contribution plan and a lump sum amount payable under the Cash Incentive Plan, more fully described beginning on page 71.

Executive Benefits and Payments Upon Separation	Retirement ($)(1)	Termination due to death ($)(1)(2)	Termination due to disability ($)(1)(3)	Termination without cause or for good reason ($)(1)(4)	Change in Control ($)(1)(5)
JOHN E. KORYL
Compensation:
Severance	$—	$—	$—	$750,000	$—

Benefits & Perquisites:
Retirement Plans	—	—	—	—	—
Deferred Compensation Plan	—	—	—	—	—
Cash Incentive Plan Payment	—	—	—	—	—
Long-Term Disability	—	—	240,000	—	—
Health and Welfare Benefits	—	—	—	49,914	—
Life Insurance Benefits	—	1,000,000	—	—	—
Total for John E. Koryl	$—	$1,000,000	$240,000	$799,914	$—

THOMAS J. LIND
Compensation:
Severance	$—	$—	$—	$712,500	$—

Benefits & Perquisites:
Retirement Plan	108,347	108,347	108,347	108,347	108,347
Deferred Compensation Plan	506,841	506,841	506,841	506,841	506,841
Cash Incentive Plan Payment	—	—	—	—	341,898
Long-Term Disability	—	—	240,000	—	—
Health and Welfare Benefits	—	—	—	39,726	—
Life Insurance Benefits	—	1,000,000	—	—	—
Total for Thomas J. Lind	$615,188	$1,615,188	$855,188	$1,367,414	$957,086

Footnotes:

(1)                   Represents a lump sum payout under the deferred compensation plans.  See “Nonqualified Deferred Compensation” beginning on page 68.

(2)                   Represents a lump sum basic life insurance benefit payment of $1,000,000 payable by the Company’s life insurance provider to each of Messrs. Koryl and Lind upon their death.

(3)                   Represents long-term disability payments of $20,000 per month for twelve months payable from the Company’s long-term disability insurance provider.

(4)                   Represents a lump sum payment of one and one-half times base salary for each of Messrs. Koryl and Lind.  The amount included for health and welfare benefits represents a continuation of COBRA benefits for a period of eighteen months.  Calculations were based on COBRA rates currently in effect.  See “Employment and Other Compensation Agreements” beginning on page 69.

(5)                   Represents a lump sum payment payable to Mr. Lind under the Cash Incentive Plan more fully described beginning on page 71.

DIRECTOR COMPENSATION

None of our directors, except Mr. Tansky, receive compensation for their service as a member of our Board of Directors.  They are reimbursed for any expenses incurred as a result of their service.  Pursuant to the terms and conditions of his Director Services Agreement, described below, Mr. Tansky will serve as non-executive Chairman of the Board of Directors for a term beginning on October 6, 2010 through December 31, 2012.  As an employee director, Ms. Katz receives no compensation for her service as a member of our Board of Directors.

In connection with the Acquisition, affiliates of the Sponsors receive an annual management fee equal to the lesser of (i) 0.25% of consolidated annual revenue, and (ii) $10 million for consulting and management advisory services they provide to us.  See discussion on “Management Services Agreement” on page 83.

Mr. Tansky, as the only paid member of our Board of Directors, received $37,500 for each meeting attended.  For the year ended July 28, 2012, director compensation was as follows:

2012 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Burton M. Tansky	150,000	—	—	—	—	1,683,824	(1)	1,833,824

Footnotes:

(1)                   In connection with the declaration of the Dividend on March 28, 2012, the Board of Directors approved the payment of a cash bonus to all holders of vested options equal to 50% of $435 multiplied by the number of shares of common stock underlying such holder’s vested options.  The Board also approved the adjustment of the exercise prices of all vested and unvested stock options.  The exercise prices of the unvested Fixed Price Options and unvested Accreting Options were reduced by the amount of the Dividend, or by $435.  The exercise prices of the vested Fixed Price Options and vested Accreting Options were reduced by 50% of the Dividend, or by $217.50.  The exercise price of the Accreting Options will continue to accrete in accordance with the terms of the Management Incentive Plan based on the adjusted exercise price.  At the time the Dividend was declared, Mr. Tansky held 7,742 shares of stock options that were vested and 2,479 shares of stock options that were unvested.  For a detailed discussion, please see “Long-Term Incentives” on page 53 and “Stock Options” on page 58.

Director Services Agreement with Mr. Tansky

Following Mr. Tansky’s retirement as President and Chief Executive Officer on October 5, 2010, the Company entered into a director services agreement wherein he agreed to act as non-executive Chairman of the Board of Directors for an initial term beginning October 6, 2010 through December 31, 2011.  In fiscal year 2012, the director services agreement with Mr. Tansky was amended to extend the term to December 31, 2012.   He is compensated in this new role at the rate of $37,500 for each meeting of the Board of Directors up to four meetings in any twelve-month period.  The director services agreement will expire at the end of the term unless extended by agreement of both parties.  In addition, Mr. Tansky will be provided with office space and appropriate staff assistance at Bergdorf Goodman in New York and reimbursement for travel and other expenses incurred in the fulfillment of his responsibilities as non-executive Chairman of the Board of Directors.  The agreement provides that Mr. Tansky shall be subject to removal pursuant to the standards and requirements of the Company’s bylaws and applicable law.  Also, the director services agreement continues certain provisions of Mr. Tansky’s employment agreement that expired on the date of his retirement.  He will be entitled to a tax gross-up whereby if, in the event of a change of control following the existence of a public market for the Company’s stock, he incurs any excise tax by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Code, he will receive a gross-up payment in an amount that would place him in the same after-tax position that he would have been in if no excise tax had applied.  However, under certain conditions, rather than receive a gross-up payment, the payments payable to him will be reduced so that no excise tax is imposed.  He also continues to be entitled to indemnification on the same terms as indemnification is made available to our senior executives.  The director services agreement also continues Mr. Tansky’s obligations regarding non-competition and non-solicitation of employees, confidential information and non-disparagement of the Company and its business.  He is generally prohibited, for a period of three years from his retirement, from becoming a director, officer, employee or consultant for any competing business that owns or operates a luxury specialty retail store located in the geographic areas of the Company’s operations.  He is also required to disclose and assign to the Company any trademarks or inventions developed by him which relate to the Company’s business.  The director services agreement also continues Mr. Tansky’s obligation to furnish his assistance in any litigation in which the Company or any of its affiliates is a party subject to receiving reasonable out-of-pocket expenses incurred in rendering such assistance.

In addition to the foregoing, Mr. Tansky’s director services agreement provides that, upon the occurrence of the earlier of a change of control or an initial public offering, he will be entitled to a cash bonus equal to $3,080,911, which represents his portion of the cash incentive pool pursuant to the Cash Incentive Plan (more fully described beginning on page 71).

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding equity compensation plans approved by shareholders and equity compensation plans not approved by shareholders as of July 28, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	96,180	(1)	$1,214	16,812

Equity compensation plans not approved by security holders	—		—	—

Total	96,180		$1,214	16,812

Footnotes:

(1)                   This number represents options issuable under the Management Incentive Plan that was approved by a majority of the shares of common stock of Neiman Marcus, Inc. on November 29, 2005 and amended and restated effective March 28, 2012.  The Plan became effective on November 29, 2005 and will expire on November 29, 2015.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 14, 2012, the beneficial ownership of each person known to us to own more than 5% of our common stock, each of our directors, each named executive officer listed in the Summary Compensation Table, and all our directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Stock)	Options Currently Exercisable or Exercisable within 60 days	Total Stock and Stock Based Holdings	Percent of Class (1)

Newton Holding, LLC	1,000,000	—	1,000,000	98.15%
301 Commerce Street
Fort Worth, Texas 76102

TPG Funds (2)	1,000,000	—	1,000,000	98.15%
c/o TPG Global, LLC
301 Commerce Street
Suite 3300
Fort Worth, Texas 76102

Affiliates of Warburg Pincus,	1,000,000	—	1,000,000	98.15%
LLC (3)
466 Lexington Avenue
New York, NY 10017

David A. Barr (4)	1,000,000	—	1,000,000	98.15%
466 Lexington Avenue
New York, NY 10017

James Coulter (2)	1,000,000	—	1,000,000	98.15%
345 California Street
San Francisco, CA 94104

Sidney Lapidus (4)	1,000,000	—	1,000,000	98.15%
466 Lexington Avenue
New York, NY 10017

Kewsong Lee (4)	1,000,000	—	1,000,000	98.15%
466 Lexington Avenue
New York, NY 10017

Burton M. Tansky (5)	6,798	7,623	14,421	1.40%
1618 Main Street
Dallas, TX 75201

Karen W. Katz (6)	4,027	11,080	15,107	1.47%
1618 Main Street
Dallas, TX 75201

James E. Skinner	2,107	5,606	7,713	*
1618 Main Street
Dallas, TX 75201

James J. Gold	902	5,606	6,508	*
1618 Main Street
Dallas, TX 75201

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Stock)	Options Currently Exercisable or Exercisable within 60 days	Total Stock and Stock Based Holdings	Percent of Class (1)

John E. Koryl	0	866	866	*
1618 Main Street
Dallas, TX 75201

Thomas J. Lind	67	1,520	1,587	*
1618 Main Street
Dallas, TX 75201

Jonathan Coslet (7)	—	—	—	*
c/o TPG Global, LLC
301 Commerce Street
Suite 3300
Fort Worth, TX 76102

John G. Danhakl	—	—	—	*
11111 Santa Monica Boulevard
Los Angeles, CA 90025

Carrie Wheeler (7)	—	—	—	*
c/o TPG Global, LLC
301 Commerce Street
Suite 3300
Fort Worth, TX 76102

Susan C. Schnabel	—	—	—	*
2121 Avenue of the Stars
Los Angeles, CA 90067

All current executive officers and	1,014,191	36,819	1,051,010	99.56%
directors as a group
(20 persons)

*  Represents less than 1% of the class.

Footnotes:

(1)                    Percentage of class beneficially owned is based on 1,018,846 common shares outstanding as of September 14, 2012, together with the applicable options to purchase common shares for each shareholder exercisable on September 14, 2012 or within 60 days thereafter.  Shares issuable upon the exercise of options currently exercisable or exercisable 60 days after September 14, 2012 are deemed outstanding for computing the percentage ownership of the person holding the options, but are not deemed outstanding for computing the percentage of any other person.  The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities.  Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security.  A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days.  Under these rules, more than one person may be deemed to be a beneficial owner of such securities as to which such person has voting or investment power.

(2)                    Includes the 1,000,000 common shares owned by Newton Holding, LLC, a Delaware limited liability company (Newton) that are attributed to the TPG Funds (as defined below), which hold an aggregate of 41.5225% of membership units of Newton (the TPG Units).  The TPG Units that are attributed to TPG Partners IV, L.P., a Delaware limited partnership (Partners), TPG Newton III, LLC, a Delaware limited liability company (Newton III) and TPG Newton Co-Invest I LLC, a Delaware limited liability company (Newton Co-Invest and, together with Partners and Newton III, collectively, the TPG Funds) and their affiliates represent direct holdings of membership units of Newton by the following entities (i) 27.6817% by Partners, (ii) 6.9204% by Newton III and (iii) 6.9204% by Newton Co-Invest.

The general partner of Partners and managing member of Newton Co-Invest is TPG GenPar IV, L.P., a Delaware limited partnership, whose general partner is TPG GenPar IV Advisors, LLC, a Delaware limited liability company, whose sole member is TPG Holdings I, L.P., a Delaware limited partnership, whose general partner is TPG Holdings I-A, LLC, a Delaware limited liability company, whose sole member is TPG Group Holdings (SBS), L.P., a Delaware limited partnership, whose general partner is TPG Group Holdings (SBS) Advisors, Inc., a Delaware corporation (Group Advisors).  The managing member of Newton III is TPG GenPar III, L.P., a Delaware limited partnership, whose general partner is TPG Advisors III, Inc., a Delaware corporation (Advisors III).

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

Because of these relationships, Group Advisors and Advisors III may be deemed to be the beneficial owners of the common shares directly held by Newton.  David Bonderman and James G. Coulter are directors, officers and sole shareholders of Group Advisors and Advisors III and may therefore also be deemed to be the beneficial owners of the common shares directly held by the TPG Funds, WP VIII and WP IX. Messrs. Bonderman and Coulter disclaim beneficial ownership of the common shares directly held by Newton except to the extent of their pecuniary interest therein. The mailing address for each of Group Advisors, Advisors III and Messrs. Bonderman and Coulter is c/o TPG Global, LLC, 301 Commerce Street, Fort Worth, TX 76102.

(3)                    Includes the 1,000,000 shares owned by Newton Holding, LLC over which Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII, C.V. I, Warburg Pincus Germany Private Equity VIII K. G. (collectively, WP VIII) and Warburg Pincus Private Equity IX, L.P. (WP IX) may be deemed, as a result of their ownership of 43.25% of Newton Holding, LLC’s total outstanding shares and certain provisions under the Newton Holding, LLC operating agreement, to have shared voting or dispositive power.  Warburg Pincus Partners, LLC, a direct subsidiary of Warburg Pincus & Co. (WP), is the general partner of WP VIII.  Warburg Pincus IX, LLC, an indirect subsidiary of WP, is the general partner of WP IX.  Warburg Pincus LLC (WP LLC) is the manager of each of WP VIII and WP IX.  WP and WP LLC may be deemed to beneficially own all of the shares of common stock owned by WP VIII and WP IX.  Messrs. Barr, Lapidus, and Lee disclaim beneficial ownership of all of the shares of common stock owned by the Warburg Pincus entities.  Messers. Bar, Lapidus, and Lee are the initial directors appointed by the Warburg Pincus entities, and Susan C. Schnabel is a director assignee of DLJ Merchant Banking Partners, Credit-Suisse, as such designation right has been assigned by the Warburg Pincus entities.

(4)                    Messrs. Barr and Lee, as partners of WP and managing directors and members of WP LLC, may be deemed to beneficially own all of the shares of common stock beneficially owned by the Warburg Pincus entities.  Messrs. Barr and Lee disclaim any beneficial ownership of these shares of common stock.

(5)                    Includes 5,625 shares held for the benefit of a family trust of which Mr. Tansky disclaims beneficial ownership.

(6)                    Includes 4,027 shares held for the benefit of a family trust of which Ms. Katz disclaims beneficial ownership.

(7)                    Mr. Jonathan Coslet and Ms. Carrie Wheeler are each directors of Newton and TPG Partners.  Mr. Coslet and Ms. Wheeler each have no voting or investment power over and each disclaim beneficial ownership of any common shares held directly or indirectly by the TPG Funds, WP VIII or WP IX. The address of Mr. Coslet and Ms. Wheeler is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Board of Directors has adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-person transactions.”  For purposes of our policy only, a “related-person transaction” is any transaction, including any financial transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships), in which we and any “related person” are, were or will be participants involving an amount that exceeds $120,000.  Certain transactions, including transactions involving compensation for services provided to us as an employee, director or consultant by a related person and transactions in which rates or charges are determined by competitive bid, are not covered by this policy.  A related person is any executive officer, director or nominee for director, or more than 5% stockholder of our company, including any of their immediate family members, and any entity owned or controlled by such persons.

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

Related Person Transactions

Newton Holding, LLC Limited Liability Company Operating Agreement

The investment funds associated with or designated by a Sponsor (Sponsor Funds) and certain investors who agreed to co-invest with the Sponsor Funds or through a vehicle jointly controlled by the Sponsors to provide equity financing for the Acquisition (Co-Investors) entered into a limited liability company operating agreement in respect of our parent company, Newton Holding, LLC (the LLC Agreement).  The LLC Agreement contains agreements among the parties with respect to the election of our directors and the directors of our parent companies, restrictions on the issuance or transfer of interests in us, including tag-along rights and drag-along rights, and other corporate governance provisions (including the right to approve various corporate actions).

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

Management Services Agreement

In connection with the Acquisition, we entered into a management services agreement with affiliates of the Sponsors pursuant to which affiliates of one of the Sponsors received on the closing date of the Acquisition a transaction fee of $25 million in cash in connection with the Acquisition.  Affiliates of the other Sponsor waived any cash transaction fee in connection with the Acquisition.  In addition, pursuant to such agreement, and in exchange for consulting and management advisory services that will be provided to us by the Sponsors and their affiliates, affiliates of the Sponsors will receive an aggregate annual management fee equal to the lesser of (i) 0.25% of consolidated annual revenue and (ii) $10 million.  Also, affiliates of the Sponsors are entitled to receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with the provision of services pursuant to the agreement.  The management services agreement also provides that affiliates of the Sponsors may receive fees in connection with certain subsequent financing and acquisition or disposition transactions.  The management services agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.  See Note 13 of the Notes to Consolidated Financial Statements in Item 15 for a further description of the management services agreement.

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

Management Stockholders’ Agreement

Subject to the Management Stockholders’ Agreement, certain members of management, including Burton M. Tansky, Karen W. Katz, James E. Skinner, James J. Gold, and Thomas J. Lind along with 21 other members of management, elected to invest in the Company by contributing cash or equity interests in NMG, or a combination of both, to the Company prior to the merger and receiving equity interests in the Company in exchange thereof immediately after completion of the merger pursuant to rollover agreements with NMG and the Company entered into prior to the effectiveness of the merger.  The aggregate amount of this investment was approximately $25.6 million.  The Management Stockholders’ Agreement creates certain rights and restrictions on these equity interests, including transfer restrictions and tag-along, drag-along, put, call, and registration rights in certain circumstances.

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

Principal Accounting Fees and Services

Audit Fees.  The aggregate fees billed for the audits of the Company’s annual financial statements for the fiscal years ended July 28, 2012 and July 30, 2011 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q were $1,523,000 and $1,497,000, respectively.

Audit-Related Fees.  The aggregate fees billed for audit-related services for the fiscal years ended July 28, 2012 and July 30, 2011 were $165,000 and $124,000, respectively. These fees related to accounting research and consultation services.

Tax Fees.  The aggregate fees billed for tax services for the fiscal years ended July 28, 2012 and July 30, 2011 were $130,000 and $73,000, respectively. These fees are related to tax compliance and planning.

All Other Fees.  The aggregate fees billed for all other services not included above for the fiscal years ended July 28, 2012 and July 30, 2011 totaled approximately $538,000 and $520,000, respectively.  These fees primarily related to permitted advisory services.

The Audit Committee has considered and concluded that the provision of permissible non-audit services is compatible with maintaining our independent registered public accounting firm’s independence.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report.

1.                                      Financial Statements

The list of financial statements required by this item is set forth in Item 8.

2.                                      Index to Financial Statement Schedules

Page Number
Reports of Independent Registered Public Accounting Firm	F-3
Schedule II—Valuation and Qualifying Accounts and Reserves	93

All other financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable.

3.                                     Exhibits

Exhibit		Method of Filing

2.1	Agreement and Plan of Merger, dated May 1, 2005, among The Neiman Marcus Group, Inc., Newton Acquisition, Inc., and Newton Merger Sub, Inc.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

2.2	Purchase, Sale and Servicing Transfer Agreement dated as of June 8, 2005, among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., HSBC Bank Nevada, N.A. and HSBC Finance Corporation.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

3.1	Amended and Restated Certificate of Incorporation of Neiman Marcus, Inc.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011.

3.2	Amended and Restated Bylaws of Neiman Marcus, Inc.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011.

4.1	Indenture, dated as of May 27, 1998, between The Neiman Marcus Group, Inc. and The Bank of New York, as trustee.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

4.2	Form of 7.125% Senior Debentures Due 2028, dated May 27, 1998.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

4.3

Senior Subordinated Indenture dated as of October 6, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc., the Subsidiary Guarantors, and U.S. Bank National Association as successor trustee to Wells Fargo Bank.

Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010.

4.4	Form of 10 3/8% Senior Subordinated Notes due 2015.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010.

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

Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2011.

4.7

Second Supplemental Indenture, dated as of August 14, 2006, to the Indenture, dated as of May 27, 1998, among The Neiman Marcus Group, Inc., Neiman Marcus, Inc., and The Bank of New York Trust Company, N.A., as successor trustee.

Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2011.

10.1*	Director Services Agreement dated April 26, 2010 by and among Neiman Marcus, Inc., The Neiman Marcus Group, Inc., and Burton M. Tansky.	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated April 28, 2010.

10.2*	First Amendment to Director Service Agreement by and between The Neiman Marcus Group, Inc., Neiman Marcus, Inc., and Burton M. Tansky dated effective as of October 31, 2011.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2011.

10.3*	Form of Rollover Agreement by and among The Neiman Marcus Group, Inc., Newton Acquisition, Inc., and certain members of management.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

10.4

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

10.5

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

10.6

Amended and Restated Pledge and Security Agreement dated as of July 15, 2009 by and among The Neiman Marcus Group, Inc., the Company, subsidiaries named therein and Bank of America, N.A., as administrative agent and co-collateral agent.

Incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 16, 2009.

10.7	Substitution of Agent and Joinder Agreement, dated as of July 15, 2009, among Deutsche Bank Trust Company Americas, Credit Suisse and Bank of America, N.A.	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 16, 2009.

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

10.10

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

10.11

Amendment No. 1, dated as of May 16, 2011, to the Lien Subordination and Intercreditor Agreement dated as of October 6, 2005, among the Company, The Neiman Marcus Group, Inc., each subsidiary from time to time party thereto, and Credit Suisse, as term loan agent, and Bank of America, N.A., as revolving loan agent.

Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011.

10.12	Form of First Priority Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement from The Neiman Marcus Group, Inc. to Credit Suisse.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010.

10.13	Form of First Priority Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement from The Neiman Marcus Group, Inc. to Credit Suisse.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010.

10.14	Form of Second Priority Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement from The Neiman Marcus Group, Inc. to Deutsche Bank Trust Company Americas.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010.

10.15	Form of Second Priority Leasehold Mortgage, Assignment of Lease and Rents, Security Agreement and Financing Statement from The Neiman Marcus Group, Inc. to Deutsche Bank Trust Company Americas.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010.

10.16	Form of First Amendment to Second Priority Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement from The Neiman Marcus Group, Inc. to Bank of America, N.A.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

10.17*	Amended and Restated Neiman Marcus, Inc. Management Equity Incentive Plan dated March 28, 2012.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2012.

10.18*	Second Amended and Restated Stock Option Grant Agreement dated March 28, 2012 between Neiman Marcus, Inc. and Burton M. Tansky amending stock option grant of April 1, 2010.	Filed herewith.

10.19*	Form of Amended and Restated Stock Option Grant Agreement dated March 28, 2012 between Neiman Marcus, Inc. and certain eligible key employees amending stock option grants dated October 5, 2009.	Filed herewith.

10.20*

Form of Second Amended and Restated Stock Option Grant Agreement dated March 28, 2012 between Neiman Marcus, Inc. and certain eligible key employees amending stock option grants dated December 15, 2009.

Filed herewith.

10.21*	Form of Amended and Restated Stock Option Grant Agreement dated March 28, 2012 between Neiman Marcus, Inc. and certain eligible key employees amending stock option grants dated September 30, 2010.	Filed herewith.

10.22*	Form of Amended and Restated Stock Option Grant Agreement dated March 28, 2012 between Neiman Marcus, Inc. and certain eligible key employees amending stock option grants dated October 1, 2011.	Filed herewith.

10.23*	Employment Agreement dated April 26, 2010 by and between The Neiman Marcus Group, Inc. and Karen Katz.	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated April 28, 2010.

10.24*	Amendment to Employment Agreement effective December 31, 2010 by and between the Company, The Neiman Marcus Group, Inc. and Karen Katz.	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 2, 2010.

10.25	Letter Agreement dated April 2, 2009 by and between The Neiman Marcus Group, Inc. and Phillip L. Maxwell.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2011.

10.26	Management Services Agreement, dated as of October 6, 2005 among Newton Acquisition Merger Sub, Inc., Newton Acquisition, Inc., TPG GenPar IV, L.P., TPG GenPar III, L.P. and Warburg Pincus LLC.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011.

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

Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

10.29	Amended and Restated Servicing Agreement, dated as of September 23, 2010, by and between The Neiman Marcus Group, Inc. and HSBC Bank Nevada, N.A. (1)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

10.30

Letter Agreement dated January 26, 2012 by and among HSBC Nevada, N.A., HSBC Card Services, Inc., HSBC Finance Corporation, The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., and Capital One Financial Corporation. (1)

Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2012.

10.31*	Form of Confidentiality, Non-Competition and Termination Benefits Agreement by and between The Neiman Marcus Group, Inc. and certain eligible key employees.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2010.

10.32*

Form of Amendment to the Confidentiality, Non-Competition and Termination Benefits Agreement effective as of January 1, 2009 by and between The Neiman Marcus Group, Inc., a Delaware corporation, and certain eligible key employees.

Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.33	Stockholder Agreement, dated as of May 1, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc. and the other parties signatory thereto.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2010.

10.34*	Neiman Marcus, Inc. Cash Incentive Plan amended as of January 21, 2008.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 26, 2008.

10.35

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

Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2011.

10.36

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

Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.37*	The Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan amended and restated effective January 1, 2008.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 26, 2008.

10.38*	Amendment No. 1 effective as of January 1, 2009 to The Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.39	The Neiman Marcus Group, Inc. Supplemental Executive Retirement Plan as amended and restated effective January 1, 2009.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.40	The Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2008.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2008.

10.41	Amendment No. 1 effective January 1, 2009 to the Amended and Restated Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.42*	Employment Agreement dated July 22, 2010 by and among the Company, The Neiman Marcus Group, Inc., and James E. Skinner.	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 28, 2010.

10.43*	Employment Agreement dated July 22, 2010 by and among the Company, The Neiman Marcus Group, Inc. and James J. Gold.	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 28, 2010.

10.44	Amendment No. 2 to the Amended and Restated Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan dated July 17, 2010.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

10.45	Amendment No. 1 to The Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan dated July 17, 2010.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

12.1	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

14.1	The Neiman Marcus Group, Inc. Code of Ethics and Conduct.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

14.2	The Neiman Marcus Group, Inc. Code of Ethics for Financial Professionals.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

21.1	Subsidiaries of the Company.	Filed herewith.

23.1	Consent of Ernst & Young LLP.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance Document	Furnished herewith electronically.

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith electronically.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith electronically.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith electronically.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith electronically.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith electronically.

(1)                             Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

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

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under our supervision and with the participation of other key members of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of July 28, 2012. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an unqualified attestation report on the effectiveness of our internal controls over financial reporting as of July 28, 2012.

KAREN W. KATZ

President and Chief Executive Officer

JAMES E. SKINNER

Executive Vice President, Chief Operating Officer and Chief Financial Officer

T. DALE STAPLETON

Senior Vice President and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Neiman Marcus, Inc.

We have audited the accompanying consolidated balance sheets of Neiman Marcus, Inc. and subsidiaries as of July 28, 2012 and July 30, 2011, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three years in the period ended July 28, 2012.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neiman Marcus, Inc. and subsidiaries at July 28, 2012 and July 30, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 28, 2012, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Neiman Marcus, Inc.’s internal control over financial reporting as of July 28, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 18, 2012 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Dallas, Texas

September 18, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Neiman Marcus, Inc.

We have audited Neiman Marcus, Inc.’s internal control over financial reporting as of July 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Neiman Marcus, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Neiman Marcus, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 28, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Neiman Marcus, Inc. and subsidiaries as of July 28, 2012 and July 30, 2011, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three years in the period ended July 28, 2012 of Neiman Marcus, Inc. and our report dated September 18, 2012 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Dallas, Texas

September 18, 2012

NEIMAN MARCUS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)	July 28, 2012	July 30, 2011

ASSETS
Current assets:
Cash and cash equivalents	$49,253	$321,591
Merchandise inventories	939,817	839,334
Deferred income taxes	22,484	20,445
Other current assets	132,181	121,371
Total current assets	1,143,735	1,302,741
Property and equipment, net	894,478	873,199
Customer lists, net	239,694	270,829
Favorable lease commitments, net	357,930	375,808
Tradenames	1,231,960	1,233,070
Goodwill	1,263,433	1,263,433
Other assets	70,625	45,689
Total assets	$5,201,855	$5,364,769
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$331,408	$291,311
Accrued liabilities	393,821	370,889
Total current liabilities	725,229	662,200
Long-term liabilities:
Long-term debt	2,781,882	2,681,687
Deferred income taxes	626,605	683,908
Deferred real estate credits	107,787	99,991
Other long-term liabilities	344,809	242,686
Total long-term liabilities	3,861,083	3,708,272

Common stock (par value $0.01 per share, 5,000,000 shares authorized and 1,017,502 shares issued and outstanding at July 28, 2012 and 1,014,915 shares issued and outstanding at July 30, 2011)	10	10
Additional paid-in capital	995,300	1,438,393
Accumulated other comprehensive loss	(148,792)	(73,045)
Accumulated deficit	(230,975)	(371,061)
Total shareholders’ equity	615,543	994,297
Total liabilities and shareholders’ equity	$5,201,855	$5,364,769

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal year ended
(in thousands)	July 28, 2012	July 30, 2011	July 31, 2010

Revenues	$4,345,374	$4,002,272	$3,692,768
Cost of goods sold including buying and occupancy costs (excluding depreciation)	2,798,033	2,589,419	2,419,545
Selling, general and administrative expenses (excluding depreciation)	1,013,582	934,177	885,406
Income from credit card program	(51,571)	(46,022)	(59,076)
Depreciation expense	130,119	132,433	141,839
Amortization of intangible assets	32,245	44,670	55,381
Amortization of favorable lease commitments	17,878	17,878	17,878
Equity in loss of foreign e-commerce retailer	1,514	—	—
Operating earnings	403,574	329,717	231,795
Interest expense, net	175,237	280,453	237,108
Earnings (loss) before income taxes	228,337	49,264	(5,313)
Income tax expense (benefit)	88,251	17,641	(3,475)
Net earnings (loss)	$140,086	$31,623	$(1,838)

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended
(in thousands)	July 28, 2012	July 30, 2011	July 31, 2010

CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$140,086	$31,623	$(1,838)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	188,699	209,642	233,795
Loss on equity in foreign e-commerce retailer	1,514	—	—
Loss on debt extinguishment	—	70,388	—
Paid-in-kind interest	—	—	14,362
Deferred income taxes	(10,094)	3,967	(39,643)
Other	7,004	7,082	7,160
	327,209	322,702	213,836
Changes in operating assets and liabilities:
Merchandise inventories	(100,483)	(48,818)	(23,684)
Other current assets	(10,810)	(3,527)	7,216
Other assets	(4,495)	79	8,518
Accounts payable and accrued liabilities	62,611	21,520	86,221
Deferred real estate credits	15,059	10,428	5,931
Funding of defined benefit pension plan	(29,281)	(30,000)	(30,000)
Net cash provided by operating activities	259,810	272,384	268,038

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(152,838)	(94,181)	(58,693)
Investment in foreign e-commerce retailer	(29,421)	—	—
Net cash used for investing activities	(182,259)	(94,181)	(58,693)

CASH FLOWS - FINANCING ACTIVITIES
Borrowings under senior secured asset-based revolving credit facility	175,000	—	—
Borrowings under senior secured term loan facility	—	554,265	—
Repayment of borrowings	(75,000)	(797,937)	(111,763)
Distributions to shareholders	(449,295)	—	—
Debt issuance costs paid	(594)	(33,947)	—
Net cash used for financing activities	(349,889)	(277,619)	(111,763)

CASH AND CASH EQUIVALENTS
(Decrease) increase during the year	(272,338)	(99,416)	97,582
Beginning balance	321,591	421,007	323,425
Ending balance	$49,253	$321,591	$421,007

Supplemental Schedule of Cash Flow Information:
Cash paid during the year for:
Interest	$164,700	$195,543	$200,676
Income taxes	$78,854	$22,458	$15,930

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings (deficit)	Total shareholders’ equity
BALANCE AT AUGUST 1, 2009	$10	$1,424,258	$(104,587)	$(400,846)	$918,835
Stock based compensation expense	—	10,063	—	—	10,063
Comprehensive loss:
Net loss	—	—	—	(1,838)	(1,838)
Adjustments for fluctuations in fair market value of financial instruments, net of tax of ($6,074)	—	—	(9,343)	—	(9,343)
Reclassification to earnings, net of tax of $17,925	—	—	27,570	—	27,570
Change in unfunded benefit obligations, net of tax of ($12,992)	—	—	(19,982)	—	(19,982)
Other	—	—	68	—	68
Total comprehensive loss					(3,525)
BALANCE AT JULY 31, 2010	10	1,434,321	(106,274)	(402,684)	925,373
Stock based compensation expense	—	3,943	—	—	3,943
Issuance of common stock	—	129	—	—	129
Comprehensive income:
Net income	—	—	—	31,623	31,623
Adjustments for fluctuations in fair market value of financial instruments, net of tax of ($541)	—	—	(830)	—	(830)
Reclassification to earnings, net of tax of $9,289	—	—	14,287	—	14,287
Change in unfunded benefit obligations, net of tax of ($12,857)	—	—	19,772	—	19,772
Total comprehensive income					64,852
BALANCE AT JULY 30, 2011	10	1,438,393	(73,045)	(371,061)	994,297
Stock based compensation expense	—	6,914	—	—	6,914
Stock option exercises and other	—	(712)	—	—	(712)
Distributions to shareholders	—	(449,295)	—	—	(449,295)
Comprehensive income:
Net income	—	—	—	140,086	140,086
Adjustments for fluctuations in fair market value of financial instruments, net of tax of ($2,457)	—	—	(3,779)	—	(3,779)
Reclassification to earnings, net of tax of $1,307	—	—	2,011	—	2,011
Change in unfunded benefit obligations, net of tax of ($48,099)	—	—	(73,979)	—	(73,979)
Total comprehensive income					64,339
BALANCE AT JULY 28, 2012	$10	$995,300	$(148,792)	$(230,975)	$615,543

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company is a luxury retailer conducting integrated store and on-line operations principally under the Neiman Marcus and Bergdorf Goodman brand names.  References to “we,” “our” and “us” are used to refer to the Company or to the Company and its subsidiaries, as appropriate to the context.  We report our store operations as our Specialty Retail Stores segment and our on-line operations as our On-line segment.

The Company is a subsidiary of Newton Holding, LLC (Holding), which is controlled by investment funds affiliated with TPG Global, LLC (together with its affiliates, TPG) (formerly Texas Pacific Group) and Warburg Pincus LLC (collectively, the Sponsors).  The Company’s operations are conducted through its wholly-owned subsidiary, The Neiman Marcus Group, Inc. (NMG).  The Sponsors acquired NMG in a leveraged transaction in October 2005 (the Acquisition).

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar.  All references to fiscal year 2012 relate to the fifty-two weeks ended July 28, 2012, all references to fiscal year 2011 relate to the fifty-two weeks ended July 30, 2011 and all references to fiscal year 2010 relate to the fifty-two weeks ended July 31, 2010.

The accompanying Consolidated Financial Statements include the amounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

We are required to make estimates and assumptions about future events in preparing our financial statements in conformity with generally accepted accounting principles. These estimates and assumptions affect the amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the Consolidated Financial Statements.

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

Fair Value Measurements.  Fair value is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability.  Assets and liabilities are classified using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value as follows:

•                  Level 1 — Unadjusted quoted prices for identical instruments traded in active markets.

•                  Level 2 — Observable market-based inputs or unobservable inputs corroborated by market data.

•                  Level 3 — Unobservable inputs reflecting management’s estimates and assumptions.

We measure or disclose, on a recurring basis, the fair values of our financial assets and liabilities utilizing the fair value hierarchy as follows:

•                  We record our derivative financial instruments at fair value as more fully described in Note 6;

•                  We disclose the fair value of our long-term debt obligations as more fully described in Note 5; and

•                  As to our other financial assets and liabilities, the recorded carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term nature of these instruments.

We also measure certain non-financial assets at fair value on a non-recurring basis, primarily long-lived assets, intangible assets and goodwill, in connection with our evaluations of such assets for impairment as more fully described below.

Cash and Cash Equivalents.  Cash and cash equivalents primarily consist of cash on hand in our stores, deposits with banks and overnight investments with banks and financial institutions. Cash equivalents are stated at cost, which approximates fair value. Our cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable includes outstanding checks not yet presented for payment of $48.6 million at July 28, 2012 and $41.8 million at July 30, 2011.

Merchandise Inventories and Cost of Goods Sold.  We utilize the retail inventory method of accounting.  Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio, for various groupings of similar items, to the retail value of our inventories.  The cost of the inventory reflected on the Consolidated Balance Sheets is decreased by charges to cost of goods sold at average cost and the retail value of the inventory is lowered through the use of markdowns.  Earnings are negatively impacted when merchandise is marked down.  As we adjust the retail value of our inventories through the use of markdowns to reflect market conditions, our merchandise inventories are stated at the lower of cost or market.

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise. These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold. The amounts of vendor allowances we receive fluctuate based on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during fiscal years 2012, 2011 or 2010. We received vendor allowances of $92.5 million, or 2.1% of revenues, in fiscal year 2012, $87.5 million, or 2.2% of revenues, in fiscal year 2011 and $81.2 million, or 2.2% of revenues, in fiscal year 2010.

We obtain certain merchandise, primarily precious jewelry, on a consignment basis in order to expand our product assortment. Consignment merchandise held by us with a cost basis of $328.6 million at July 28, 2012 and $287.7 million at July 30, 2011 is not reflected in our Consolidated Balance Sheets.

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

Intangible Assets Subject to Amortization.  Customer lists and amortizable tradenames are amortized using the straight-line method over their estimated useful lives, ranging from four to 24 years (weighted average life of 13 years from the Acquisition).  Favorable lease commitments are amortized straight-line over the remaining lives of the leases, ranging from nine to 49 years (weighted average life of 33 years from the Acquisition).  Total estimated amortization of all Acquisition-related intangible assets for the next five fiscal years is currently estimated as follows (in thousands):

2013	$47,436
2014	46,881
2015	46,615
2016	45,867
2017	44,576

Indefinite-Lived Intangible Assets and Goodwill.  Indefinite-lived intangible assets, such as tradenames and goodwill, are not subject to amortization. Rather, we assess the recoverability of indefinite-lived intangible assets and goodwill in the fourth quarter of each fiscal year and upon the occurrence of certain events.

The recoverability assessment with respect to each of our indefinite-lived intangible assets requires us to estimate the fair value of the asset as of the assessment date.  Such determination is made using discounted cash flow techniques (Level 3 determination of fair value).  Significant inputs to the valuation model include:

•                  future revenue, cash flow and/or profitability projections;

•                  growth assumptions for future revenues as well as future gross margin rates, expense rates, capital expenditures and other estimates;

•                  estimated market royalty rates that could be derived from the licensing of our tradenames to third parties in order to establish the cash flows accruing to the benefit of the Company as a result of our ownership of our tradenames; and

•                  rates, based on our estimated weighted average cost of capital, used to discount the estimated cash flow projections to their present value (or estimated fair value).

If the recorded carrying value of the tradename exceeds its estimated fair value, an impairment charge is recorded to write the tradename down to its estimated fair value.

The assessment of the recoverability of the goodwill associated with our Neiman Marcus stores, Bergdorf Goodman stores and On-line reporting units involves a two-step process.  The first step requires the comparison of the estimated enterprise fair value of each of our reporting units to its recorded carrying value.  We estimate the enterprise fair value based on discounted cash flow techniques (Level 3 determination of fair value).  If the recorded carrying value of a reporting unit exceeds its estimated enterprise fair value in the first step, a second step is performed in which we allocate the enterprise fair value to the fair value of the reporting unit’s net assets.  The second step of the impairment testing process requires, among other things, the estimation of the fair values of substantially all of our tangible and intangible assets.  Any enterprise fair value in excess of amounts allocated to such net assets represents the implied fair value of goodwill for that reporting unit.  If the recorded goodwill balance for a reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded to write goodwill down to its fair value.

The impairment testing process related to our indefinite-lived intangible assets is subject to inherent uncertainties and subjectivity.  The use of different assumptions, estimates or judgments with respect to the estimation of the projected future cash flows and the determination of the discount rate used to reduce such projected future cash flows to their net present value could materially increase or decrease any related impairment charge.  We believe our estimates are appropriate based upon current market conditions and the best information available at the assessment date.  However, future impairment charges could be required if we do not achieve our current revenue and profitability projections or the weighted average cost of capital increases.

No impairment charges related to our tradenames and goodwill were recorded in fiscal years 2012, 2011 or 2010.  At July 28, 2012, the estimated fair values of each of our indefinite-lived intangible assets exceeded their recorded values by over 20%.

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

We receive allowances from developers related to the construction of our stores.  We record these allowances as deferred real estate credits, which we recognize as a reduction of rent expense on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased asset.  We received construction allowances aggregating $10.6 million in fiscal year 2012, $10.5 million in fiscal year 2011 and $14.4 million in fiscal year 2010.

Benefit Plans.  We sponsor a defined benefit pension plan (Pension Plan), an unfunded supplemental executive retirement plan (SERP Plan) which provides certain employees additional pension benefits and a postretirement plan providing eligible employees limited postretirement health care benefits (Postretirement Plan). In calculating our obligations and related expense, we make various assumptions and estimates, after consulting with outside actuaries and advisors.  The annual determination of expense involves calculating the estimated total benefits ultimately payable to plan participants.  We use the projected unit credit method in recognizing pension liabilities.  The Pension Plan, SERP Plan and Postretirement Plan are valued annually as of the end of each fiscal year. As of the third quarter of fiscal year 2010, benefits offered to all employees under our Pension Plan and SERP Plan have been frozen.

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

Our obligations related to our employee benefit plans are included in other long-term liabilities.

Self-insurance and Other Employee Benefit Reserves.  We use estimates in the determination of the required accruals for general liability, workers’ compensation and health insurance.  We base these estimates upon an examination of historical trends, industry claims experience and independent actuarial estimates.  Although we do not expect that we will ultimately pay claims significantly different from our estimates, self-insurance reserves could be affected if future claims experience differs significantly from our historical trends and assumptions.

Derivative Financial Instruments.  We enter into derivative financial instruments, primarily interest rate cap agreements, to hedge the variability of our cash flows related to a portion of our floating rate indebtedness.  The derivative financial instruments are recorded at estimated fair value at each balance sheet date and included in assets or liabilities in our Consolidated Balance Sheets.

Revenues.  Revenues include sales of merchandise and services and delivery and processing revenues related to merchandise sold. Revenues are recognized at the later of the point of sale or the delivery of goods to the customer. Revenues associated with gift cards are recognized at the time of redemption by the customer. Revenues exclude sales taxes collected from our customers.

Revenues are reduced when customers return goods previously purchased. We maintain reserves for anticipated sales returns primarily based on our historical trends related to returns by our customers. Our reserves for anticipated sales returns aggregated $34.0 million at July 28, 2012 and $28.6 million at July 30, 2011.

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

We receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendors’ merchandise. These allowances are netted against the related compensation expense that we incur. Amounts received from vendors related to compensation programs were $65.1 million in fiscal year 2012, $60.3 million in fiscal year 2011 and $61.1 million in fiscal year 2010.

We incur costs to advertise and promote the merchandise assortment offered through our store and on-line operations.  We expense advertising costs for print media costs and promotional materials mailed to our customers at the time of mailing to the customer.  We amortize the costs of print catalogs during the periods we expect to generate revenues from such catalogs, generally three to six months. We expense the costs incurred to produce the photographic content on our websites, as well as website design and web marketing costs, as incurred.  Net advertising expenses were $106.5 million in fiscal year 2012, $86.6 million in fiscal year 2011 and $77.4 million in fiscal year 2010.

Consistent with industry practice, we receive advertising allowances from certain of our merchandise vendors. Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media.  Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned.  Advertising allowances aggregated approximately $53.1 million in fiscal year 2012, $49.3 million in fiscal year 2011 and $46.2 million in fiscal year 2010.

Preopening expenses primarily consist of payroll and related media costs incurred in connection with store openings and major renovations and are expensed when incurred.  We incurred preopening expenses of $5.0 million in fiscal year 2012, $0.8 million in fiscal year 2011 and $2.7 million in fiscal year 2010.

Income from Credit Card Program.  Pursuant to a marketing and servicing alliance with a third party consumer lender (the Credit Provider), the Credit Provider offers credit cards and non-card payment plans bearing our brands and we receive income from the Credit Provider (Program Income) consisting of 1) ongoing payments based on net credit card sales and 2) compensation for marketing and servicing activities.  The Program Income is subject to annual adjustments, both increases and decreases, based upon the overall annual profitability and performance of the credit card portfolio.  We recognize Program Income when earned.  In the future, the Program Income may:

•                  increase or decrease based upon the level of utilization of our proprietary credit cards by our customers;

•                  increase or decrease based upon the overall profitability and performance of the credit card portfolio due to the level of bad debts incurred or changes in interest rates, among other factors;

•                  increase or decrease based upon future changes to our historical credit card program in response to changes in regulatory requirements or other changes related to, among other things, the interest rates applied to unpaid balances and the assessment of late fees; and

•                  decrease based upon the level of future services we provide to the Credit Provider.

Gift Cards.  The gift cards sold to our customers have no stated expiration dates and, in some cases, are subject to actual and/or potential escheatment rights in various of the jurisdictions in which we operate.  Unredeemed gift cards aggregated $41.8 million at July 28, 2012 and $39.9 million at July 30, 2011.

We recognized gift card breakage of $2.5 million in fiscal year 2012, $1.6 million in fiscal year 2011 and $1.3 million in fiscal year 2010 as a component of revenues.

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

Income Taxes.  We use the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  We are routinely under audit by federal, state or local authorities in the area of income taxes.  We regularly evaluate the likelihood of realization of tax benefits derived from positions we have taken in various federal and state filings after consideration of all relevant facts, circumstances and available information.  If we believe it is more likely than not that our position will be sustained, we recognize the benefit we believe is cumulatively greater than 50% likely to be realized.

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

In July 2012, the FASB issued guidance to reduce the complexity and costs associated with interim and annual indefinite-lived intangible assets impairment tests, by allowing an entity the option to make a qualitative evaluation about the likelihood of impairment to determine whether it should calculate the fair value of the indefinite-lived intangible assets.  This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, which is effective for us as of the first quarter of fiscal year 2014.  We do not expect that the implementation of this standard will have a material impact on our Consolidated Financial Statements.

NOTE 2.  PROPERTY AND EQUIPMENT, NET

The significant components of our property and equipment, net are as follows:

(in thousands)	July 28, 2012	July 30, 2011

Land, buildings and improvements	$980,331	$915,997
Fixtures and equipment	833,918	718,541
Construction in progress	24,051	52,238
	1,838,300	1,686,776
Less: accumulated depreciation and amortization	943,822	813,577
Property and equipment, net	$894,478	$873,199

NOTE 3.  GOODWILL AND INTANGIBLE ASSETS, NET

The significant components of our intangible assets and goodwill, by our reportable operating segments, are as follows:

(in thousands)	Customer Lists	Favorable Lease Commitments	Tradenames	Goodwill

Specialty Retail Stores
Balance at July 31, 2010	$299,518	$393,686	$1,094,195	$959,662
Amortization	(30,820)	(17,878)	—	—
Balance at July 30, 2011	268,698	375,808	1,094,195	959,662
Amortization	(29,004)	(17,878)	—	—
Balance at July 28, 2012	$239,694	$357,930	$1,094,195	$959,662

On-line
Balance at July 31, 2010	$14,871	$—	$139,985	$303,771
Amortization	(12,740)	—	(1,110)	—
Balance at July 30, 2011	2,131	—	138,875	303,771
Amortization	(2,131)	—	(1,110)	—
Balance at July 28, 2012	$—	$—	$137,765	$303,771

Total at July 28, 2012	$239,694	$357,930	$1,231,960	$1,263,433

Total accumulated amortization at July 28, 2012	$336,796	$122,050	$3,885

NOTE 4.  ACCRUED LIABILITIES

The significant components of accrued liabilities are as follows:

(in thousands)	July 28, 2012	July 30, 2011

Accrued salaries and related liabilities	$79,517	$69,352
Amounts due customers	115,691	111,263
Self-insurance reserves	36,187	34,969
Interest payable	31,119	31,813
Sales returns reserves	34,015	28,558
Sales taxes	18,976	21,733
Other	78,316	73,201
Total	$393,821	$370,889

NOTE 5.  LONG-TERM DEBT

The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	July 28, 2012	July 30, 2011

Senior Secured Asset-Based Revolving Credit Facility	variable	$100,000	$—
Senior Secured Term Loan Facility	variable	2,060,000	2,060,000
2028 Debentures	7.125%	121,882	121,687
Senior Subordinated Notes	10.375%	500,000	500,000
Long-term debt		$2,781,882	$2,681,687

In the fourth quarter of fiscal year 2011, we executed the following transactions, collectively referred to as the Refinancing Transactions:

•                  Amended our Senior Secured Asset-Based Revolving Credit Facility;

•                  Amended our Senior Secured Term Loan Facility; and

•                  Repurchased or redeemed $752.4 million principal amount of our Senior Notes.

Senior Secured Asset-Based Revolving Credit Facility.  At July 28, 2012, NMG has a Senior Secured Asset-Based Revolving Credit Facility providing for a maximum committed borrowing capacity of $700.0 million.  The Asset-Based Revolving Credit Facility matures on May 17, 2016 (or, if earlier, the date that is 45 days prior to the scheduled maturity of NMG’s Senior Secured Term Loan Facility or Senior Subordinated Notes, or any indebtedness refinancing them, unless refinanced as of that date).  On July 28, 2012, NMG had $100.0 million of borrowings outstanding under this facility, $0.3 million of outstanding letters of credit and $529.7 million of unused borrowing availability.

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

The Asset-Based Revolving Credit Facility provides that NMG has the right at any time to request up to $300 million of additional revolving facility commitments and/or incremental term loans, provided that the aggregate amount of loan commitments under the Asset-Based Revolving Credit Facility may not exceed $1,000 million.  However, the lenders are under no obligation to provide any such additional commitments or loans, and any increase in commitments or incremental term loans will be subject to customary conditions precedent.  If NMG were to request any such additional commitments and the existing lenders or new lenders were to agree to provide such commitments, the Asset-Based Revolving Credit Facility size could be increased to up to $1,000 million, but NMG’s ability to borrow would still be limited by the amount of the borrowing base.  Incremental term loans may be exchanged by NMG for any of NMG’s existing senior subordinated notes, or the cash proceeds of any incremental term loans may be used to repurchase any of such notes and may be used for working capital and general corporate purposes.

At July 28, 2012, borrowings under the Asset-Based Revolving Credit Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the highest of (i) a defined prime rate, (ii) the federal funds effective rate plus 1/2 of 1.00% or (iii) a one-month LIBOR rate plus 1.00% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin.  The applicable margin is up to 1.25% with respect to base rate borrowings and up to 2.25% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on the historical excess availability under the Asset-Based Revolving Credit Facility.  The interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 2.50% at July 28, 2012.  In addition, NMG is required to pay a commitment fee in respect of unused commitments of (a) 0.375% per annum during any applicable period in which the average revolving loan utilization is 40% or more or (b) 0.50% per annum during any applicable period in which the average revolving loan utilization is less than 40%.  NMG must also pay customary letter of credit fees and agency fees.

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

Capital stock and other securities of a subsidiary of NMG that are owned by NMG or any subsidiary guarantor will not constitute collateral under NMG’s Asset-Based Revolving Credit Facility to the extent that such securities cannot secure NMG’s 2028 Debentures or other secured public debt obligations without requiring the preparation and filing of separate financial statements of such subsidiary in accordance with applicable Securities and Exchange Commission’s (SEC) rules.  As a result, the collateral under NMG’s Asset-Based Revolving Credit Facility will include shares of capital stock or other securities of subsidiaries of NMG or any subsidiary guarantor only to the extent that the applicable value of such securities (on a subsidiary-by-subsidiary basis) is less than 20% of the aggregate principal amount of the 2028 Debentures or other secured public debt obligations of NMG.  The Asset-Based Revolving Credit Facility contains a number of covenants that, among other things and subject to certain significant exceptions, restrict its ability and the ability of its subsidiaries to:

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

The recorded value of the outstanding borrowings under the Asset-Based Revolving Credit Facility at July 28, 2012 approximates fair value based on similar rates offered for debt of similar remaining maturities and credit risk (Level 2 determination of fair value).

Senior Secured Term Loan Facility.  In October 2005, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility.  In May 2011, NMG entered into an amendment and restatement (the TLF Amendment) of the Senior Secured Term Loan Facility.  The TLF Amendment increased the amount of borrowings to $2,060.0 million and extended the maturity of the loans to May 16, 2018.  Loans that were not extended under the TLF Amendment were refinanced.  The proceeds of the incremental borrowings under the term loan facility, along with cash on hand, were used to repurchase or redeem the $752.4 million principal amount outstanding of Senior Notes.  The TLF Amendment also provided for an uncommitted incremental facility to request lenders to provide additional term loans, upon certain conditions, including that NMG’s secured leverage ratio (as defined in the TLF Amendment) is less than or equal to 4.50 to 1.00 on a pro forma basis after giving effect to the incremental loans and the use of proceeds thereof.  At July 28, 2012, the outstanding balance under the Senior Secured Term Loan Facility was $2,060.0 million.  The principal amount of the loans outstanding is due and payable in full on May 16, 2018.

At July 28, 2012, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of 1) the prime rate of Credit Suisse AG (the administrative agent), 2) the federal funds effective rate plus 1/2 of 1.00% and 3) the adjusted one-month LIBOR rate plus 1.00% or (b) an adjusted LIBOR rate (for a period equal to the relevant interest period, and in any event, never less than 1.25%), subject to certain adjustments, in each case plus an applicable margin.  In addition to extending the maturity of a portion of the existing term loans under the Senior Secured Term Loan Facility, the TLF Amendment changed the “applicable margin” used in calculating the interest rate under the term loans.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.75% at July 28, 2012.  The applicable margin with respect to base rate borrowings was 2.50% and the applicable margin with respect to LIBOR borrowings was 3.50% at July 28, 2012.

The credit agreement governing the Senior Secured Term Loan Facility requires NMG to prepay outstanding term loans with 50% (which percentage will be reduced to 25% if NMG’s total leverage ratio is less than a specified ratio and will be reduced to 0% if NMG’s total leverage ratio is less than a specified ratio) of its annual excess cash flow (as defined in the credit agreement).  For fiscal year 2010, NMG was required to prepay $92.6 million of outstanding term loans pursuant to the annual excess cash flow requirements.  Of such amount, NMG paid $85.0 million in the fourth quarter of fiscal year 2010 and $7.6 million in the first quarter of fiscal year 2011.  For fiscal years 2012 and 2011, we were not required to prepay any outstanding term loans pursuant to the annual excess cash flow requirements.  NMG also must offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the proceeds of certain asset sales under certain circumstances.

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

The fair value of the Senior Secured Term Loan Facility was approximately $2,047.1 million at July 28, 2012 and $2,018.8 million at July 30, 2011 based on prevailing market rates (Level 2 determination of fair value).

2028 Debentures.  NMG has outstanding $125.0 million aggregate principal amount of its 7.125% 2028 Debentures.  NMG equally and ratably secures its 2028 Debentures by a first lien security interest on certain collateral subject to liens granted under NMG’s senior secured credit facilities constituting (a) (i) 100% of the capital stock of certain of NMG’s existing and future domestic subsidiaries, and (ii) 100% of the non-voting stock and 65% of the voting stock of certain of NMG’s existing and future foreign subsidiaries and (b) certain of NMG’s principal properties that include approximately half of NMG’s full-line stores, in each case, to the extent required by the terms of the indenture governing the 2028 Debentures. The 2028 Debentures contain covenants that restrict NMG’s ability to create liens and enter into sale and lease back transactions.  The collateral securing the 2028 Debentures will be released upon the release of liens on such collateral under NMG’s senior secured credit facilities and any other debt (other than the 2028 Debentures) secured by such collateral.  Capital stock and other securities of a subsidiary of

NMG that are owned by NMG or any subsidiary will not constitute collateral under the 2028 Debentures to the extent such property does not constitute collateral under NMG’s senior secured credit facilities as described above.  The 2028 Debentures are guaranteed on an unsecured, senior basis by the Company.  The guarantee by the Company is full and unconditional and joint and several.  Currently, the Company’s non-guarantor subsidiaries consist principally of Bergdorf Goodman, Inc. through which NMG conducts the operations of its Bergdorf Goodman stores and NM Nevada Trust, which holds legal title to certain real property and intangible assets used by NMG in conducting its operations.  The 2028 Debentures include a cross-acceleration provision in respect of any other indebtedness that has an aggregate principal amount exceeding $15 million.  NMG’s 2028 Debentures mature on June 1, 2028.

The fair value of the 2028 Debentures was approximately $118.1 million at July 28, 2012 and $117.5 million at July 30, 2011 based on quoted market prices (Level 2 determination of fair value).

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

The fair value of NMG’s Senior Subordinated Notes was approximately $516.3 million at July 28, 2012 and $523.8 million at July 30, 2011 based on quoted market prices (Level 2 determination of fair value).

Maturities of Long-Term Debt.  At July 28, 2012, annual maturities of long-term debt during the next five fiscal years and thereafter are as follows (in millions):

2013	$—
2014	—
2015	—
2016	600.0
2017	—
Thereafter	2,181.9

The above table does not reflect future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

Loss on Debt Extinguishment.  In connection with the Refinancing Transactions, we incurred a loss on debt extinguishment of $70.4 million which included 1) costs of $37.9 million related to the tender for and redemption of our Senior Notes and 2) the write-off of $32.5 million of debt issuance costs related to the extinguished debt facilities.  The total loss on debt extinguishment was recorded as a component of interest expense.  In addition, we incurred debt issuance costs in fiscal year 2011, primarily in connection with the Refinancing Transactions, of approximately $33.9 million which are being amortized over the terms of the amended debt facilities.

Interest expense.  The significant components of interest expense are as follows:

	Fiscal year ended
(in thousands)	July 28, 2012	July 30, 2011	July 31, 2010

Asset-Based Revolving Credit Facility	$1,052	$—	$—
Senior Secured Term Loan Facility	98,989	75,233	83,468
2028 Debentures	8,906	8,881	8,886
Senior Notes	—	53,916	68,315
Senior Subordinated Notes	51,873	51,732	51,732
Amortization of debt issue costs	8,457	14,661	18,697
Other, net	7,040	6,177	6,296
Capitalized interest	(1,080)	(535)	(286)
	$175,237	$210,065	$237,108
Loss on debt extinguishment	—	70,388	—
Interest expense, net	$175,237	$280,453	$237,108

NOTE 6.  DERIVATIVE FINANCIAL INSTRUMENTS

At July 28, 2012, we have outstanding floating rate debt obligations of $2,160.0 million.  Effective January 2010, NMG entered into interest rate cap agreements (at a cost of $6.9 million) for an aggregate notional amount of $500.0 million in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness.  The interest rate cap agreements commenced in December 2010 and expire in December 2012.  Pursuant to interest rate cap agreements, NMG has capped LIBOR at 2.50% through December 2012 with respect to the $500.0 million notional amount of such agreements.  In the event LIBOR is less than 2.50%, NMG will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than 2.50%, NMG will pay interest at the capped rate of 2.50%.

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

(in thousands)	July 28, 2012	July 30, 2011

Interest rate caps (included in other long-term assets)	$531	$76

Accumulated other comprehensive loss, net of taxes	$5,592	$3,824

Gains and losses realized due to the expiration of applicable portions of the interest rate caps are reclassified to interest expense at the time our quarterly interest payments are made.  A summary of the recorded amounts related to our interest rate caps reflected in our Consolidated Statements of Operations is as follows:

	Fiscal year ended
(in thousands)	July 28, 2012	July 30, 2011	July 31, 2010

Realized hedging losses — included in interest expense, net	$3,318	$23,576	$45,495

The amount of losses recorded in other comprehensive loss at July 28, 2012 that is expected to be reclassified into interest expense in the next twelve months, if interest rates remain unchanged, is approximately $3.5 million.

NOTE 7.  INVESTMENT IN FOREIGN E-COMMERCE RETAILER

In the third quarter of fiscal year 2012, we made a $29.4 million strategic investment in Glamour Sales Holding Limited (Glamour Sales), a privately held e-commerce company based in Hong Kong with leading flash sales websites in Asia.  Through our investment in Glamour Sales, we intend to launch a full-price e-commerce website in China by the end of fiscal year 2013.  This site will feature a mix of full-priced, current season products.  Our 37% non-controlling investment in the entity is accounted for under the equity method.  The investment is included in other long-term assets within the Consolidated Balance Sheets.  During fiscal year 2012, our investment was reduced by $1.5 million for our equity in losses of Glamour Sales.

NOTE 8.  INCOME TAXES

The significant components of income tax expense (benefit) are as follows:

	Fiscal year ended
(in thousands)	July 28, 2012	July 30, 2011	July 31, 2010

Current:
Federal	$84,800	$9,599	$31,596
State	13,545	4,075	4,572
	98,345	13,674	36,168
Deferred:
Federal	(8,307)	6,166	(35,518)
State	(1,787)	(2,199)	(4,125)
	(10,094)	3,967	(39,643)
Income tax expense (benefit)	$88,251	$17,641	$(3,475)

A reconciliation of income tax expense (benefit) to the amount calculated based on the federal and state statutory rates is as follows:

	Fiscal year ended
(in thousands)	July 28, 2012	July 30, 2011	July 31, 2010

Income tax expense (benefit) at statutory rate	$79,918	$17,242	$(1,860)
State income taxes, net of federal income tax benefit	8,672	874	(1,666)
Difference between U.S. statutory rate and foreign tax rate	530	—	—
Tax (benefit) expense related to tax settlements and other changes in tax liabilities	(1,137)	153	354
Impact of non-taxable income	(18)	(169)	(245)
Impact of non-deductible expenses	1,000	77	73
Other	(714)	(536)	(131)
Total	$88,251	$17,641	$(3,475)
Effective tax rate	38.7%	35.8%	65.4%

In fiscal year 2012, we generated net income before income taxes of approximately $228.3 million, which resulted in a recorded income tax expense of approximately $88.3 million and an effective tax rate of 38.7%.  In fiscal year 2011, we generated net income before income taxes of approximately $49.3 million, which resulted in a recorded income tax expense of approximately $17.6 million and an effective tax rate of 35.8%.  The effective tax rates for fiscal year 2012 and fiscal year 2011 exceeded the statutory rate primarily due to state income taxes and settlements with taxing authorities.

Significant components of our net deferred income tax asset (liability) are as follows:

(in thousands)	July 28, 2012	July 30, 2011

Deferred income tax assets:
Accruals and reserves	$23,596	$21,473
Employee benefits	161,539	119,412
Other	23,260	22,773
Total deferred tax assets	$208,395	$163,658

Deferred income tax liabilities:
Inventory	$(11,809)	$(10,928)
Depreciation and amortization	(72,732)	(73,181)
Intangible assets	(714,743)	(734,485)
Other	(13,232)	(8,527)
Total deferred tax liabilities	(812,516)	(827,121)
Net deferred income tax liability	$(604,121)	$(663,463)

Net deferred income tax asset (liability):
Current	$22,484	$20,445
Non-current	(626,605)	(683,908)
Total	$(604,121)	$(663,463)

The net deferred tax liability of $604.1 million at July 28, 2012 decreased from $663.5 million at July 30, 2011.  This decrease was comprised primarily of 1) $39.1 million increase in deferred tax assets related to the increase in our employee benefit plan liabilities and 2) $19.7 million decrease in deferred tax liabilities related to the amortization of certain intangible assets.  We believe it is more likely than not that we will realize the benefits of our recorded deferred tax assets.

At July 28, 2012 the gross amount of unrecognized tax benefits was $3.6 million, all of which would impact our effective tax rate, if recognized.  We classify interest and penalties as a component of income tax expense (benefit) and our liability for accrued interest and penalties was $5.2 million at July 28, 2012 and $6.2 million at July 30, 2011.  A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(in thousands)	July 28, 2012	July 30, 2011

Balance at beginning of fiscal year	$4,125	$6,401
Gross amount of decreases for prior year tax position	(883)	(373)
Gross amount of increases for current year tax positions	322	306
Gross amount of decreases for settlements with tax authorities	—	(2,209)
Balance at ending of fiscal year	$3,564	$4,125

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  During fiscal year 2011, the Internal Revenue Service (IRS) began examination of our fiscal years 2008 and 2009 federal income tax returns.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2006.  We believe our recorded tax liabilities as of July 28, 2012 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our Consolidated Financial Statements.

NOTE 9.  EMPLOYEE BENEFIT PLANS

Description of Benefit Plans.  We currently maintain defined contribution plans consisting of a retirement savings plan (RSP) and a defined contribution supplemental executive retirement plan (Defined Contribution SERP Plan).  As of January 1, 2011, employees make contributions to the RSP and we match an employee’s contribution up to a maximum of 6% of the employee’s compensation subject to statutory limitations for a potential maximum match of 75% of employee contributions.  We also sponsor an unfunded key employee deferred compensation plan, which provides certain employees with additional benefits.  Our aggregate expense related to these plans was approximately $29.3 million in fiscal year 2012, $28.4 million in fiscal year 2011 and $19.9 million in fiscal year 2010.

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

Obligations for our employee benefit plans, included in other long-term liabilities, are as follows:

(in thousands)	July 28, 2012	July 30, 2011

Pension Plan	$175,953	$98,683
SERP Plan	117,562	99,942
Postretirement Plan	17,466	15,651
	310,981	214,276
Less: current portion	(6,282)	(6,035)
Long-term portion of benefit obligations	$304,699	$208,241

As of July 28, 2012, we have $143.2 million (net of taxes of $93.1 million) of adjustments to such obligations recorded as increases to accumulated other comprehensive loss.

Funding Policy and Status.  Our policy is to fund the Pension Plan at or above the minimum required by law.  In fiscal years 2012 and 2011, we were not required to make contributions to the Pension Plan; however, we made voluntary contributions to our Pension Plan of $29.3 million in fiscal year 2012 and $30.0 million in fiscal year 2011.  As of July 28, 2012, we do not believe we will be required to make contributions to the Pension Plan for fiscal year 2013.  We will continue to evaluate voluntary contributions to our Pension Plan based upon the unfunded position of the Pension Plan, our available liquidity and other factors.

The funded status of our Pension Plan, SERP Plan and Postretirement Plan is as follows:

	Pension Plan		SERP Plan		Postretirement Plan
	Fiscal years		Fiscal years		Fiscal years
(in thousands)	2012	2011	2012	2011	2012	2011

Projected benefit obligation	$565,852	$475,052	$117,562	$99,942	$17,466	$15,651
Fair value of plan assets	389,899	376,369	—	—	—	—
Accrued obligation	$(175,953)	$(98,683)	$(117,562)	$(99,942)	$(17,466)	$(15,651)

Cost of Benefits.  The components of the expenses we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Fiscal year ended
(in thousands)	July 28, 2012	July 30, 2011	July 31, 2010

Pension Plan:
Service cost	$—	$—	$5,687
Interest cost	24,761	24,215	25,230
Expected return on plan assets	(27,097)	(26,210)	(26,340)
Net amortization of losses	2,616	2,176	752
Pension Plan expense	$280	$181	$5,329

SERP Plan:
Service cost	$—	$—	$680
Interest cost	4,816	4,919	5,399
SERP Plan expense	$4,816	$4,919	$6,079

Postretirement Plan:
Service cost	$35	$61	$72
Interest cost	780	871	1,017
Net amortization of prior service credit	(1,556)	(1,556)	(686)
Net amortization of losses	423	690	358
Postretirement Plan (income) expense	$(318)	$66	$761

For purposes of determining pension expense, the expected return on plan assets is calculated using the market related value of plan assets.  The market related value of plan assets does not immediately recognize realized gains and losses.  Rather, these effects of realized gains and losses are deferred initially and amortized over three years in the determination of the market related value of plan assets.  At July 28, 2012, the fair value of plan assets exceeded the market related value by $5.0 million.

Benefit Obligations.  Our obligations for the Pension Plan, SERP Plan and Postretirement Plan are valued annually as of the end of each fiscal year.  Changes in our obligations pursuant to our Pension Plan, SERP Plan and Postretirement Plan during fiscal years 2012 and 2011 are as follows:

	Pension Plan		SERP Plan		Postretirement Plan
	Fiscal years		Fiscal years		Fiscal years
(in thousands)	2012	2011	2012	2011	2012	2011
Projected benefit obligations:
Beginning of year	$475,052	$476,226	$99,942	$96,406	$15,651	$17,914
Service cost	—	—	—	—	35	61
Interest cost	24,761	24,215	4,816	4,919	780	871
Actuarial loss (gain)	108,311	(10,026)	16,646	2,153	1,746	(2,335)
Benefits paid, net	(42,272)	(15,363)	(3,842)	(3,536)	(746)	(860)
End of year	$565,852	$475,052	$117,562	$99,942	$17,466	$15,651

In April 2012, the Investment Committee of the Company approved the offer of lump sum distributions or annuity distributions (for balances in excess of $5,000 but less than $14,000) for certain vested terminated participants in our Pension Plan.  Distributions to the vested terminated participants were approximately $10.1 million during the fourth quarter of fiscal year 2012.  In addition, during the fourth quarter of fiscal year 2012, the Company paid lump sum distributions of $15.4 million to certain vested active participants.

A summary of expected benefit payments related to our Pension Plan, SERP Plan and Postretirement Plan is as follows:

(in thousands)	Pension Plan	SERP Plan	Postretirement Plan

Fiscal year 2013	$18,602	$5,496	$786
Fiscal year 2014	20,154	5,886	792
Fiscal year 2015	21,667	6,096	806
Fiscal year 2016	23,138	6,264	843
Fiscal year 2017	24,500	6,693	832
Fiscal years 2018-2022	140,976	35,923	4,125

Pension Plan Assets and Investment Valuations. Assets held by our Pension Plan aggregated $389.9 million at July 28, 2012 and $376.4 million at July 30, 2011.  The Pension Plan’s investments are stated at fair value or estimated fair value, as more fully described below.  Purchases and sales of securities are recorded on the trade date.  Interest income is recorded on the accrual basis.  Dividends are recorded on the ex-dividend date.

Assets held by our Pension Plan are invested in accordance with the provisions of our approved investment policy.  The Pension Plan’s strategic asset allocation was structured to reduce volatility through diversification and enhance return to approximate the amounts and timing of the expected benefit payments.  The asset allocation for our Pension Plan at the end of fiscal years 2012 and 2011 and the target allocation for fiscal year 2013, by asset category, are as follows:

	Pension Plan
	Allocation at July 31, 2012	Allocation at July 31, 2011	2013 Target Allocation

Equity securities	53%	59%	55%
Fixed income securities	47%	41%	45%
Total	100%	100%	100%

Changes in the assets held by our Pension Plan in fiscal years 2012 and 2011 are as follows:

	Fiscal years
(in thousands)	2012	2011

Fair value of assets at beginning of year	$376,369	$314,466
Actual return on assets	26,520	47,266
Contribution	29,282	30,000
Benefits paid	(42,272)	(15,363)
Fair value of assets at end of year	$389,899	$376,369

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

Pension Plan investments in corporate debt securities, common/collective trusts and certain other investments are classified as Level 2 investments within the fair value hierarchy.  Common/collective trusts are valued at net asset value based on the underlying investments of such trust as determined by the sponsor of the trust.  Common/ collective trusts can be redeemed daily.  Other Level 2 investments are valued using updated quotes from market makers or broker-dealers recognized as market participants, information from market sources integrating relative credit information, observed market movements and sector news, all of which is applied to pricing applications and models.

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

Hedge funds and limited partnership interests are redeemable at net asset value to the extent provided in the documentation governing the investments.  Redemption of these investments may be subject to restrictions including lock-up periods where no redemptions are allowed, restrictions on redemption frequency and advance notice periods for redemptions.  As of July 28, 2012 and July 30, 2011, certain of these investments are subject to restrictions on redemption frequency, ranging from monthly to every three years and certain of these investments are subject to advance notice requirements, ranging from 30-day notification to 90-day notification.

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

The following tables sets forth by level, within the fair value hierarchy, the Pension Plan’s assets at fair value as of July 28, 2012 and July 30, 2011.

	July 28, 2012
(in thousands)	Level 1	Level 2	Level 3	Total

Equity securities:
Corporate stock	$7,036	$—	$—	$7,036
Mutual funds	10,387	—	—	10,387
Common/collective trusts	—	57,630	—	57,630
Hedge funds	—	—	109,026	109,026
Limited partnership interests	—	—	23,048	23,048
Fixed income securities:
Corporate debt securities	—	44,149	—	44,149
Mutual funds	126,585	—	—	126,585
U.S. government securities	6,952	—	—	6,952
Other	—	5,086	—	5,086
Total investments	$150,960	$106,865	$132,074	$389,899

	July 30, 2011
(in thousands)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$816	$—	$—	$816
Equity securities:
Corporate stock	6,068	—	—	6,068
Mutual funds	11,284	—	—	11,284
Common/collective trusts	—	39,698	—	39,698
Hedge funds	—	—	141,810	141,810
Limited partnership interests	—	—	21,409	21,409
Fixed income securities:
Corporate debt securities	—	33,951	—	33,951
Mutual funds	110,795	—	—	110,795
U.S. government securities	7,038	—	—	7,038
Other	—	3,500	—	3,500
Total investments	$136,001	$77,149	$163,219	$376,369

The table below sets forth a summary of changes in the fair value of our Pension Plan’s Level 3 investment assets for the fiscal years 2012 and 2011.

	Fiscal years
(in thousands)	2012	2011

Balance, beginning of year	$163,219	$124,144
Purchases	32,697	40,367
Sales	(63,431)	(21,590)
Realized gains	5,998	201
Unrealized (losses)/gains relating to investments sold	(9,278)	3,101
Unrealized gains relating to investments still held	2,869	16,996
Balance, end of year	$132,074	$163,219

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

	July 31, 2012	July 31, 2011	July 31, 2010
Pension Plan:
Discount rate	3.80%	5.30%	5.20%
Expected long-term rate of return on plan assets	7.00%	7.50%	8.00%
SERP Plan:
Discount rate	3.60%	5.00%	5.20%
Postretirement Plan:
Discount rate	3.80%	5.10%	5.10%
Initial health care cost trend rate	8.00%	8.00%	8.00%
Ultimate health care cost trend rate	8.00%	8.00%	8.00%

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

Expected long-term rate of return on plan assets.  The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested by the Pension Plan to provide for the plan’s obligations.  At July 28, 2012, we lowered the expected long-term rate of return on plan assets from 7.5% to 7.0%.  We estimate the expected average long-term rate of return on assets based on historical returns, our future asset performance expectations using currently available market and other data and the advice of our outside actuaries and advisors.  To the extent the actual rate of return on assets realized over the course of a year is greater than the assumed rate, that year’s annual pension expense is not affected.  Rather this gain reduces future pension expense over a period of approximately 25 years.  To the extent the actual rate of return on assets is less than the assumed rate, that year’s annual pension expense is likewise not affected.  Rather this loss increases pension expense over approximately 25 years.

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

Significant assumptions utilized in the calculation of our projected benefit obligations as of July 28, 2012 and future expense requirements for our Pension Plan, SERP Plan and Postretirement Plan, and sensitivity analysis related to changes in these assumptions, are as follows:

			Using Sensitivity Rate
	Actual Rate	Sensitivity Rate Increase/(Decrease)	(Decrease)/ Increase in Liability (in millions)	(Decrease)/ Increase in Expense (in millions)
Pension Plan:
Discount rate	3.80%	0.25%	$(20.2)	$(0.1)
Expected long-term rate of return on plan assets	7.00%	(0.50)%	N/A	$1.8
SERP Plan:
Discount rate	3.60%	0.25%	$(3.4)	$—
Postretirement Plan:
Discount rate	3.80%	0.25%	$(0.7)	$—
Ultimate health care cost trend rate	8.00%	1.00%	$3.8	$0.2

NOTE 10.  DISTRIBUTIONS TO SHAREHOLDERS

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

Stock Option Modifications.  In the second quarter of fiscal year 2010, the Compensation Committee approved 1) a tender offer for outstanding Accreting Options to purchase 26,614 shares (Eligible Options), 2) the extension of the option term with respect to Fixed Price Options for 25,236 shares to October 6, 2017 and 3) the modification of additional Fixed Price Options to purchase 1,378 shares.  In the third quarter of fiscal year 2010, the Compensation Committee approved 1) the modification of Accreting Options to purchase 8,502 shares and 2) the extension of the option term with respect to Fixed Price Options for 7,269 shares to October 6, 2015.  The stock option modifications effected in both the second and third quarters of fiscal year 2010 are collectively referred to as the Modification Transactions.  The Modification Transactions were taken in response to declines in capital markets and general economic conditions that resulted in the exercise prices for the prior options being in excess of the estimated fair value of our common stock.

In connection with the Modification Transactions, we incurred additional compensation charges aggregating $5.1 million during fiscal year 2010 to recognize the excess of the post-modification fair value of vested options over the pre-modification fair value of such options.

In connection with the payment of the Dividend in the third quarter of fiscal year 2012, the Company adjusted the exercise price of 45,812 unvested options outstanding on the payment date by the per share amount of the Dividend of $435 per share.  Holders of 47,055 vested options received a cash payment in respect of their vested options equal to 50% of the per share amount of the Dividend ($217.50 per share) and a decrease in the exercise price of their vested options for the remaining 50% of the per share amount of the Dividend.  There was no expense to the Company as a result of the stock option modification triggered by the payment of the Dividend as the post-modification fair values of both vested and unvested options outstanding were less than the pre-modification fair values.

Outstanding Stock Options.  A summary of the stock option activity for fiscal year 2012 is as follows:

	Fiscal year ended July 28, 2012
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at beginning of fiscal year	74,287	$1,282
Granted	30,506	1,844
Exercised	(6,504)	696
Forfeited	(2,109)	1,203
Outstanding at end of fiscal year	96,180	$1,214	5.2
Options exercisable at end of fiscal year	50,008	$1,155	4.7

At July 28, 2012, Accreting Options were outstanding for 32,026 shares and Fixed Price Options were outstanding for 64,154 shares.  The total grant date fair value of stock options that vested during the year was $6.4 million in fiscal year 2012,

$5.7 million in fiscal year 2011 and $2.6 million in fiscal year 2010.  The total intrinsic value of stock options exercised during the year was $7.5 million in fiscal year 2012 and $4.5 million in fiscal year 2011.  In fiscal year 2010, there were no stock option exercises.

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

We use the Black-Scholes option-pricing model to determine the fair value of our options as of the date of grant.  We used the following assumptions to estimate the fair value for stock options at grant date:

	Fiscal year ended
	July 28, 2012		July 30, 2011		July 31, 2010
	Fixed Price Options	Accreting Options	Fixed Price Options	Accreting Options	Fixed Price Options	Accreting Options
Options granted	19,828	10,678	10,000	650	4,773	26,806
Weighted average exercise price	$1,844	$1,844	$1,576	$1,734	$1,128	$1,210
Weighted term in years	7	7	7	8	8	8
Weighted average volatility	49.0%	49.0%	47.6%	47.9%	53.4%	53.8%
Risk-free interest rate	1.5% - 1.6%	1.5% - 1.6%	1.9% - 2.5%	2.5%	3.3%	2.3% - 3.3%
Dividend yield	—	—	—	—	—	—
Weighted average fair value	$940	$714	$807	$720	$519	$442

Expected volatility is based on a combination of NMG’s historical volatility adjusted for our leverage and estimates of implied volatility of our peer group.

We recognize compensation expense for stock options on a straight-line basis over the vesting period.  We recognized non-cash stock compensation expense of $6.9 million in fiscal year 2012, $3.9 million in fiscal year 2011 and $5.0 million in fiscal year 2010 (excluding the compensation charges recorded in connection with the Modification Transactions), which is included in selling, general and administrative expenses.  At July 28, 2012, unearned non-cash stock-based compensation that we expect to recognize as expense through fiscal year 2017 aggregates approximately $28.5 million.

NOTE 12.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table shows the components of accumulated other comprehensive loss (amounts are recorded net of related income taxes):

(in thousands)	July 28, 2012	July 30, 2011

Unrealized loss on financial instruments	$(5,592)	$(3,824)
Unrealized loss on unfunded benefit obligations	(143,200)	(69,221)
Total accumulated other comprehensive loss	$(148,792)	$(73,045)

NOTE 13.  TRANSACTIONS WITH SPONSORS

Pursuant to a management services agreement with affiliates of the Sponsors, and in exchange for ongoing consulting and management advisory services that are provided to us by the Sponsors and their affiliates, affiliates of the Sponsors receive an aggregate annual management fee equal to the lesser of (i) 0.25% of our consolidated annual revenues or (ii) $10 million.  Affiliates of the Sponsors also receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with services provided pursuant to the agreement.  These management fees are payable quarterly in arrears.  We recorded management fees of $10.0 million in fiscal year 2012, $10.0 million in fiscal year 2011 and $9.2 million in fiscal year 2010, which are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

The management services agreement also provides that affiliates of the Sponsors may receive future fees in connection with certain future financing and acquisition or disposition transactions.  The management services agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

NOTE 14.  INCOME FROM CREDIT CARD PROGRAM

We had a marketing and servicing alliance with HSBC Bank Nevada, N.A. and HSBC Private Label Corporation (collectively referred to as HSBC) beginning in July 2005.  On May 1, 2012, affiliates of Capital One Financial Corporation (Capital One) purchased HSBC’s credit card and private label credit card business in the U.S. (Capital One transaction).  In connection with that purchase, HSBC assigned its rights and obligations under our agreement with HSBC to Capital One.

Pursuant to an agreement with Capital One, which we refer to as the Program Agreement, Capital One offers proprietary credit card accounts to our customers under both the “Neiman Marcus” and “Bergdorf Goodman” brand names.  Our Program Agreement currently extends to July 2015 (renewable thereafter for three-year terms), subject to the early termination provisions thereunder, including those referenced below.

Under the terms of the Program Agreement, Capital One currently offers credit cards and non-card payment plans and bears substantially all credit risk with respect to sales transacted on the cards bearing our brands.  We receive payments from Capital One based on sales transacted on our proprietary credit cards.  Such payments are subject to annual adjustments, both increases and decreases, based upon the overall annual profitability and performance of the proprietary credit card portfolio.  In addition, we receive payments from Capital One for marketing and servicing activities we provide to Capital One.

The Program Agreement with HSBC included a change of control provision that would permit us to terminate such agreement following a change of control of HSBC, which occurred upon closing of the Capital One transaction. As part of our agreement with HSBC and Capital One relating to the transition of the Program Agreement to Capital One, we have the right, beginning October 28, 2012, to exercise this termination right during the six month period ending April 26, 2013.  We are currently unable to fully evaluate the impact, if any, on the Company of the transition of our Program Agreement from HSBC to Capital One.

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

Rent expense and related occupancy costs under operating leases is as follows:

	Fiscal year ended
(in thousands)	July 28, 2012	July 30, 2011	July 31, 2010

Minimum rent	$58,300	$55,800	$56,100
Contingent rent	25,600	23,900	20,100
Other occupancy costs	14,800	14,400	15,100
Amortization of deferred real estate credits	(6,800)	(6,500)	(6,300)
Total rent expense	$91,900	$87,600	$85,000

Future minimum rental commitments, excluding renewal options, under non-cancelable leases are as follows: fiscal year 2013—$57.3 million; fiscal year 2014—$53.3 million; fiscal year 2015—$48.5 million; fiscal year 2016—$45.3 million; fiscal year 2017—$42.4 million; all fiscal years thereafter—$564.8 million.

Long-term Incentive Plan.  We have a long-term incentive plan (Long-term Incentive Plan) that provides for a cash incentive payable to certain employees upon a change of control, as defined, subject to the attainment of certain performance objectives.  Performance objectives and targets are based on cumulative EBITDA (as defined in the plan) percentages for rolling three year periods beginning in fiscal year 2006.  Earned awards for each completed performance period will be credited to a book account and will earn interest at a contractually defined annual rate until the award is paid.  Awards will be paid upon a change of control, as defined, or an initial public offering, as defined, subject to the requirement that, in each case, the internal rate of return to the Sponsors is positive.  As of July 28, 2012, the vested participant balance in the Long-term Incentive Plan aggregated $11.8 million.

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

Litigation.  On April 30, 2010, a Class Action Complaint for Injunction and Equitable Relief was filed in the United States District Court for the Central District of California by Sheila Monjazeb, individually and on behalf of other members of the general public similarly situated, against the Company, Newton Holding, LLC, TPG Capital, L.P. and Warburg Pincus, LLC.  On July 12, 2010, all defendants except for the Company were dismissed without prejudice, and on August 20, 2010, this case was refiled in the Superior Court of California for San Francisco County.  This complaint, along with a similar class action lawsuit originally filed by Bernadette Tanguilig in 2007, alleges that the Company has engaged in various violations of the California Labor Code and Business and Professions Code, including without limitation 1) asking employees to work “off the clock,” 2) failing to provide meal and rest breaks to its employees, 3) improperly calculating deductions on paychecks delivered to its employees and 4) failing to provide a chair or allow employees to sit during shifts.  On October 24, 2011, the court granted the Company’s motion to compel Ms. Monjazeb and a co-plaintiff to participate in the Company’s Mandatory Arbitration Agreement, foreclosing a class action in that case.  The court then determined that Ms. Tanguilig could not represent employees who are subject to our Mandatory Arbitration Agreement, thereby limiting the putative class action to those associates who were employed between December 2004 and July 15, 2007 (the effective date of our Mandatory Arbitration Agreement).  Ms. Monjazeb filed a demand for arbitration as a class action, which is prohibited under the Mandatory Arbitration Agreement.  In response to Ms. Monjazeb’s demand for arbitration as a class action, the American Arbitration Association (AAA) referred the resolution of such request back to the arbitrator.  We filed a motion to stay the decision of the AAA pending a ruling by the trial court; the trial court determined that the arbitration agreement was unenforceable due to a recent California case.  We asserted that the trial court does not have jurisdiction to change its earlier determination of the enforceability of the arbitration agreement and plan to appeal the court’s decision.  We will continue to vigorously defend our interests in these matters.  Currently, we cannot reasonably estimate the amount of loss, if any, arising from these matters.  We will continue to evaluate these matters based on subsequent events, new information and future circumstances.

We are currently involved in various other legal actions and proceedings that arose in the ordinary course of business.  With respect to the matter described above as well as all other current outstanding litigation involving the Company, we believe that any liability arising as a result of such litigation will not have a material adverse effect on our financial position, results of operations or cash flows.

Other.  We had approximately $0.3 million of outstanding irrevocable letters of credit relating to purchase commitments and insurance and other liabilities at July 28, 2012.  We had approximately $5.0 million in surety bonds at July 28, 2012 relating primarily to merchandise imports and state sales tax and utility requirements.

NOTE 16.  SEGMENT REPORTING

We have identified two reportable segments: Specialty Retail Stores and On-line (previously referred to as Direct Marketing).  The Specialty Retail Stores segment aggregates the activities of our Neiman Marcus and Bergdorf Goodman retail stores, including Neiman Marcus Last Call stores.  The On-line segment conducts on-line and supplemental print catalog operations under the Neiman Marcus, Bergdorf Goodman, Neiman Marcus Last Call and Horchow brand names.  Both the Specialty Retail Stores and On-line segments derive their revenues from the sales of high-end fashion apparel, accessories, cosmetics and fragrances from leading designers, precious and fashion jewelry and decorative home accessories.

Operating earnings for the segments include 1) revenues, 2) cost of sales, 3) direct selling, general and administrative expenses, 4) other direct operating expenses, 5) income from credit card program and 6) depreciation expense for the respective segment.  Items not allocated to our operating segments include those items not considered by management in measuring the assets and profitability of our segments.  These amounts include 1) corporate expenses including, but not limited to, treasury, investor relations, legal and finance support services and general corporate management, 2) charges related to the application of purchase accounting adjustments made in connection with the Acquisition including amortization of intangible assets and favorable lease commitments and other non-cash items and 3) interest expense.  These items, while often related to the operations of a segment, are not considered by segment operating management, corporate operating management and the chief operating decision maker in assessing segment operating performance.  The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (except with respect to purchase accounting adjustments not allocated to the operating segments).

The following tables set forth the information for our reportable segments:

	Fiscal year ended
(in thousands)	July 28, 2012	July 30, 2011	July 31, 2010

REVENUES
Specialty Retail Stores	$3,466,628	$3,245,153	$3,010,804
On-line	878,746	757,119	681,964
Total	$4,345,374	$4,002,272	$3,692,768

OPERATING EARNINGS
Specialty Retail Stores	$387,697	$341,746	$272,569
On-line	132,360	113,033	112,576
Corporate expenses (1)	(64,846)	(62,514)	(80,091)
Equity in loss of foreign e-commerce retailer	(1,514)	—	—
Amortization of intangible assets and favorable lease commitments	(50,123)	(62,548)	(73,259)
Total	$403,574	$329,717	$231,795

CAPITAL EXPENDITURES
Specialty Retail Stores	$126,485	$73,062	$43,585
On-line	26,353	21,119	15,108
Total	$152,838	$94,181	$58,693

DEPRECIATION EXPENSE
Specialty Retail Stores	$106,288	$108,192	$119,871
On-line	18,660	17,932	14,939
Other	5,171	6,309	7,029
Total	$130,119	$132,433	$141,839

	July 28, 2012	July 30, 2011	July 31, 2010
ASSETS
Tangible assets of Specialty Retail Stores	$1,777,112	$1,640,450	$1,640,063
Tangible assets of On-line	200,553	179,792	158,547
Corporate assets:
Intangible assets related to Specialty Retail Stores	2,651,481	2,698,363	2,747,061
Intangible assets related to On-line	441,536	444,777	458,627
Other	131,173	401,387	527,984
Total	$5,201,855	$5,364,769	$5,532,282

(1)           For fiscal year 2010, corporate expenses includes $21.9 million of costs (primarily professional fees and severance) incurred in connection with corporate initiatives and cost reductions.

The following table presents our revenues by merchandise category as a percentage of net sales:

	Years Ended
	July 28, 2012	July 30, 2011	July 31, 2010
Women’s Apparel	34%	35%	36%
Women’s Shoes, Handbags and Accessories	25%	24%	22%
Men’s Apparel and Shoes	12%	12%	11%
Designer and Precious Jewelry	11%	11%	11%
Cosmetics and Fragrances	11%	10%	11%
Home Furnishings and Décor	6%	6%	7%
Other	1%	2%	2%
	100%	100%	100%

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

The following condensed consolidating financial information represents the financial information of Neiman Marcus, Inc. and its non-guarantor subsidiaries under the 2028 Debentures, prepared on the equity basis of accounting.  The information is presented in accordance with the requirements of Rule 3-10 under the SEC’s Regulation S-X. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the non-guarantor subsidiaries operated as independent entities.

	July 28, 2012
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$48,342	$911	$—	$49,253
Merchandise inventories	—	838,837	100,980	—	939,817
Other current assets	—	141,913	12,752	—	154,665
Total current assets	—	1,029,092	114,643	—	1,143,735
Property and equipment, net	—	788,320	106,158	—	894,478
Goodwill	—	1,107,753	155,680	—	1,263,433
Intangible assets, net	—	280,848	1,548,736	—	1,829,584
Other assets	—	69,021	1,604	—	70,625
Investments in subsidiaries	615,543	1,826,037	—	(2,441,580)	—
Total assets	$615,543	$5,101,071	$1,926,821	$(2,441,580)	$5,201,855
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$303,397	$28,011	$—	$331,408
Accrued liabilities	—	322,789	71,032	—	393,821
Total current liabilities	—	626,186	99,043	—	725,229
Long-term liabilities:
Long-term debt	—	2,781,882	—	—	2,781,882
Deferred income taxes	—	626,605	—	—	626,605
Other long-term liabilities	—	450,855	1,741	—	452,596
Total long-term liabilities	—	3,859,342	1,741	—	3,861,083
Total shareholders’ equity	615,543	615,543	1,826,037	(2,441,580)	615,543
Total liabilities and shareholders’ equity	$615,543	$5,101,071	$1,926,821	$(2,441,580)	$5,201,855

	July 30, 2011
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$320,865	$726	$—	$321,591
Merchandise inventories	—	747,653	91,681	—	839,334
Other current assets	—	131,179	10,637	—	141,816
Total current assets	—	1,199,697	103,044	—	1,302,741
Property and equipment, net	—	768,581	104,618	—	873,199
Goodwill	—	1,107,753	155,680	—	1,263,433
Intangible assets, net	—	318,072	1,561,635	—	1,879,707
Other assets	—	44,001	1,688	—	45,689
Investments in subsidiaries	994,297	1,819,641	—	(2,813,938)	—
Total assets	$994,297	$5,257,745	$1,926,665	$(2,813,938)	$5,364,769
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$260,626	$30,685	$—	$291,311
Accrued liabilities	—	296,255	74,634	—	370,889
Total current liabilities	—	556,881	105,319	—	662,200
Long-term liabilities:
Long-term debt	—	2,681,687	—	—	2,681,687
Deferred income taxes	—	683,908	—	—	683,908
Other long-term liabilities	—	340,972	1,705	—	342,677
Total long-term liabilities	—	3,706,567	1,705	—	3,708,272
Total shareholders’ equity	994,297	994,297	1,819,641	(2,813,938)	994,297
Total liabilities and shareholders’ equity	$994,297	$5,257,745	$1,926,665	$(2,813,938)	$5,364,769

	Fiscal year ended July 28, 2012
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$3,607,190	$738,184	$—	$4,345,374
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,323,052	474,981	—	2,798,033
Selling, general and administrative expenses (excluding depreciation)	—	887,218	126,364	—	1,013,582
Income from credit card program	—	(46,957)	(4,614)	—	(51,571)
Depreciation expense	—	116,142	13,977	—	130,119
Amortization of intangible assets and favorable lease commitments	—	37,224	12,899	—	50,123
Equity in loss of foreign e-commerce retailer	—	1,514	—	—	1,514
Operating earnings	—	288,997	114,577	—	403,574
Interest expense, net	—	175,232	5	—	175,237
Intercompany royalty charges (income)	—	204,181	(204,181)	—	—
Equity in (earnings) loss of subsidiaries	(140,086)	(318,753)	—	458,839	—
Earnings (loss) before income taxes	140,086	228,337	318,753	(458,839)	228,337
Income tax expense	—	88,251	—	—	88,251
Net earnings (loss)	$140,086	$140,086	$318,753	$(458,839)	$140,086

	Fiscal year ended July 30, 2011
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$3,309,567	$692,705	$—	$4,002,272
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,148,704	440,715	—	2,589,419
Selling, general and administrative expenses (excluding depreciation)	—	812,542	121,635	—	934,177
Income from credit card program	—	(42,622)	(3,400)	—	(46,022)
Depreciation expense	—	118,328	14,105	—	132,433
Amortization of intangible assets and favorable lease commitments	—	49,649	12,899	—	62,548
Operating earnings	—	222,966	106,751	—	329,717
Interest expense, net	—	280,448	5	—	280,453
Intercompany royalty charges (income)	—	194,556	(194,556)	—	—
Equity in (earnings) loss of subsidiaries	(31,623)	(301,302)	—	332,925	—
Earnings (loss) before income taxes	31,623	49,264	301,302	(332,925)	49,264
Income tax expense	—	17,641	—	—	17,641
Net earnings (loss)	$31,623	$31,623	$301,302	$(332,925)	$31,623

	Fiscal year ended July 31, 2010
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$3,068,503	$624,265	$—	$3,692,768
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,022,268	397,277	—	2,419,545
Selling, general and administrative expenses (excluding depreciation)	—	772,353	113,053	—	885,406
Income from credit card program	—	(54,400)	(4,676)	—	(59,076)
Depreciation expense	—	125,955	15,884	—	141,839
Amortization of intangible assets and favorable lease commitments	—	60,359	12,900	—	73,259
Operating earnings	—	141,968	89,827	—	231,795
Interest expense, net	—	237,105	3	—	237,108
Intercompany royalty charges (income)	—	182,910	(182,910)	—	—
Equity in loss (earnings) of subsidiaries	1,838	(272,734)	—	270,896	—
(Loss) earnings before income taxes	(1,838)	(5,313)	272,734	(270,896)	(5,313)
Income tax benefit	—	(3,475)	—	—	(3,475)
Net (loss) earnings	$(1,838)	$(1,838)	$272,734	$(270,896)	$(1,838)

	Fiscal year ended July 28, 2012
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$140,086	$140,086	$318,753	$(458,839)	$140,086
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	161,823	26,876	—	188,699
Loss on equity in foreign e-commerce retailer	—	1,514	—	—	1,514
Deferred income taxes	—	(10,094)	—	—	(10,094)
Other	—	6,884	120	—	7,004
Intercompany royalty income payable (receivable)	—	204,181	(204,181)	—	—
Equity in (earnings) loss of subsidiaries	(140,086)	(318,753)	—	458,839	—
Changes in operating assets and liabilities, net	—	59,362	(126,761)	—	(67,399)
Net cash provided by operating activities	—	245,003	14,807	—	259,810
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	—	(138,216)	(14,622)	—	(152,838)
Investment in foreign e-commerce retailer	—	(29,421)	—	—	(29,421)
Net cash used for investing activities	—	(167,637)	(14,622)	—	(182,259)
CASH FLOWS - FINANCING ACTIVITIES
Borrowings under Senior Secured Asset-Based Revolving Credit Facility	—	175,000	—	—	175,000
Repayment of borrowings	—	(75,000)	—	—	(75,000)
Distributions to shareholders	—	(449,295)	—	—	(449,295)
Debt issuance costs paid	—	(594)	—	—	(594)
Net cash used for financing activities	—	(349,889)	—	—	(349,889)
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(272,523)	185	—	(272,338)
Beginning balance	—	320,865	726	—	321,591
Ending balance	$—	$48,342	$911	$—	$49,253

	Fiscal year ended July 30, 2011
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$31,623	$31,623	$301,302	$(332,925)	$31,623
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	182,638	27,004	—	209,642
Loss on debt extinguishment	—	70,388	—	—	70,388
Deferred income taxes	—	3,967	—	—	3,967
Other	—	6,819	263	—	7,082
Intercompany royalty income payable (receivable)	—	194,556	(194,556)	—	—
Equity in (earnings) loss of subsidiaries	(31,623)	(301,302)	—	332,925	—
Changes in operating assets and liabilities, net	—	75,471	(125,789)	—	(50,318)
Net cash provided by operating activities	—	264,160	8,224	—	272,384
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	—	(85,839)	(8,342)	—	(94,181)
Net cash used for investing activities	—	(85,839)	(8,342)	—	(94,181)
CASH FLOWS - FINANCING ACTIVITIES
Borrowings under Senior Secured Term Loan Facility	—	554,265	—	—	554,265
Repayment of borrowings	—	(797,937)	—	—	(797,937)
Debt issuance costs paid	—	(33,947)	—	—	(33,947)
Net cash used for financing activities	—	(277,619)	—	—	(277,619)
CASH AND CASH EQUIVALENTS
Decrease during the period	—	(99,298)	(118)	—	(99,416)
Beginning balance	—	420,163	844	—	421,007
Ending balance	$—	$320,865	$726	$—	$321,591

	Fiscal year ended July 31, 2010
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS - OPERATING ACTIVITIES
Net (loss) earnings	$(1,838)	$(1,838)	$272,734	$(270,896)	$(1,838)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expense	—	205,011	28,784	—	233,795
Paid-in-kind interest	—	14,362	—	—	14,362
Deferred income taxes	—	(39,643)	—	—	(39,643)
Other	—	6,973	187	—	7,160
Intercompany royalty income payable (receivable)	—	182,910	(182,910)	—	—
Equity in loss (earnings) of subsidiaries	1,838	(272,734)	—	270,896	—
Changes in operating assets and liabilities, net	—	169,410	(115,208)	—	54,202
Net cash provided by operating activities	—	264,451	3,587	—	268,038
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	—	(55,291)	(3,402)	—	(58,693)
Net cash used for investing activities	—	(55,291)	(3,402)	—	(58,693)
CASH FLOWS - FINANCING ACTIVITIES
Repayment of borrowings	—	(111,763)	—	—	(111,763)
Net cash used for financing activities	—	(111,763)	—	—	(111,763)
CASH AND CASH EQUIVALENTS
Increase during the period	—	97,397	185	—	97,582
Beginning balance	—	322,766	659	—	323,425
Ending balance	$—	$420,163	$844	$—	$421,007

NOTE 18.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Fiscal year 2012
(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$1,003.1	$1,279.1	$1,057.7	$1,005.5	$4,345.4
Gross profit (1)	$395.5	$419.1	$428.3	$304.4	$1,547.3
Net earnings (loss)	$48.4	$40.1	$62.6	$(11.0)	$140.1

	Fiscal year 2011

Revenues	$927.2	$1,171.6	$983.8	$919.7	$4,002.3
Gross profit (1)	$364.6	$377.9	$390.3	$280.1	$1,412.9
Net earnings (loss) (2)	$25.7	$21.0	$46.2	$(61.3)	$31.6

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

NEIMAN MARCUS, INC.

By:	/S/ JAMES E. SKINNER
James E. Skinner
Executive Vice President, Chief Operating Officer and Chief Financial Officer

Dated: September 18, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KAREN W. KATZ	President and	September 18, 2012
Karen W. Katz	Chief Executive Officer, Director

/s/ JAMES E. SKINNER	Executive Vice President, Chief Operating Officer and	September 18, 2012
James E. Skinner	Chief Financial Officer
(principal financial officer)

/s/ T. DALE STAPLETON	Senior Vice President and	September 18, 2012
T. Dale Stapleton	Chief Accounting Officer
(principal accounting officer)

/s/ DAVID A. BARR	Director	September 18, 2012
David A. Barr

/s/ JONATHAN COSLET	Director	September 18, 2012
Jonathan Coslet

/s/ JAMES G. COULTER	Director	September 18, 2012
James G. Coulter

/s/ JOHN G. DANHAKL	Director	September 18, 2012
John G. Danhakl

/s/ SIDNEY LAPIDUS	Director	September 18, 2012
Sidney Lapidus

/s/ KEWSONG LEE	Director	September 18, 2012
Kewsong Lee

/s/ SUSAN C. SCHNABEL	Director	September 18, 2012
Susan C. Schnabel

/s/ BURTON M. TANSKY	Director	September 18, 2012
Burton M. Tansky

/s/ CARRIE WHEELER	Director	September 18, 2012
Carrie Wheeler

SCHEDULE II

Neiman Marcus, Inc.

Valuation and Qualifying Accounts and Reserves

(in thousands)

Three years ended July 28, 2012

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Reserve for estimated sales returns

Year ended July 28, 2012	$28,558	$694,632	$—	$(689,175	)(A)	$34,015

Year ended July 30, 2011	$25,167	$590,143	$—	$(586,752	)(A)	$28,558

Year ended July 31, 2010	$22,874	$523,025	$—	$(520,732	)(A)	$25,167

Reserves for self-insurance

Year ended July 28, 2012	$34,969	$64,532	$—	$(63,314	)(B)	$36,187

Year ended July 30, 2011	$36,041	$60,971	$—	$(62,043	)(B)	$34,969

Year ended July 31, 2010	$35,510	$63,391	$—	$(62,860	)(B)	$36,041

(A)                               Gross margin on actual sales returns, net of commissions.

(B)                               Claims and expenses paid, net of employee contributions.