Form 10-Q
period 2012-10-27
Neiman Marcus, Inc.
filed 2012-12-05
CIK 1358651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 27, 2012

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

There were 1,018,846 shares of the registrant’s common stock, par value $0.01 per share, outstanding at November 28, 2012.

NEIMAN MARCUS, INC.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except shares)	October 27, 2012	July 28, 2012	October 29, 2011

ASSETS
Current assets:
Cash and cash equivalents	$69,396	$49,253	$289,590
Merchandise inventories	1,121,342	939,817	1,024,643
Deferred income taxes	19,761	22,484	20,445
Other current assets	106,264	132,181	87,387
Total current assets	1,316,763	1,143,735	1,422,065

Property and equipment, net	900,654	894,478	877,127
Goodwill	1,263,433	1,263,433	1,263,433
Intangible assets, net	1,817,671	1,829,584	1,865,578
Other assets	65,925	70,625	46,668
Total assets	$5,364,446	$5,201,855	$5,474,871

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$314,516	$331,408	$310,287
Accrued liabilities	454,876	393,821	422,380
Total current liabilities	769,392	725,229	732,667

Long-term liabilities:
Long-term debt	2,856,931	2,781,882	2,681,736
Deferred income taxes	622,505	626,605	673,082
Deferred real estate credits	106,764	107,787	98,717
Other long-term liabilities	337,252	344,809	245,135
Total long-term liabilities	3,923,452	3,861,083	3,698,670

Common stock (par value $0.01 per share, 5,000,000 shares authorized and 1,018,846 shares issued and outstanding at October 27, 2012, 1,017,502 shares issued and outstanding at July 28, 2012 and 1,016,803 shares issued and outstanding at October 29, 2011)	10	10	10
Additional paid-in capital	998,171	995,300	1,439,656
Accumulated other comprehensive loss	(145,219)	(148,792)	(73,487)
Accumulated deficit	(181,360)	(230,975)	(322,645)
Total shareholders’ equity	671,602	615,543	1,043,534
Total liabilities and shareholders’ equity	$5,364,446	$5,201,855	$5,474,871

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Thirteen weeks ended
(in thousands)	October 27, 2012	October 29, 2011

Revenues	$1,068,538	$1,003,140
Cost of goods sold including buying and occupancy costs (excluding depreciation)	645,452	607,409
Selling, general and administrative expenses (excluding depreciation)	259,765	240,069
Income from credit card program	(11,947)	(12,665)
Depreciation expense	33,495	31,427
Amortization of intangible assets	7,528	9,660
Amortization of favorable lease commitments	4,385	4,469
Equity in loss of foreign e-commerce retailer	2,033	—

Operating earnings	127,827	122,771

Interest expense, net	45,091	43,094

Earnings before income taxes	82,736	79,677

Income tax expense	33,121	31,261

Net earnings	$49,615	$48,416

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Thirteen weeks ended
(in thousands)	October 27, 2012	October 29, 2011

Net earnings	$49,615	$48,416

Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on financial instruments	531	(1,590)
Reclassification of realized loss on financial instruments to earnings	865	304
Change in unrealized gain on unfunded benefit obligations	2,177	844
Total other comprehensive income (loss), net of tax	3,573	(442)

Total comprehensive income	$53,188	$47,974

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Thirteen weeks ended
(in thousands)	October 27, 2012	October 29, 2011

CASH FLOWS - OPERATING ACTIVITIES
Net earnings	$49,615	$48,416
Adjustments to reconcile net earnings to net cash (used for) provided by operating activities:
Depreciation and amortization expense	47,515	47,664
Loss on equity in foreign e-commerce retailer	2,033	—
Deferred income taxes	(3,701)	(10,539)
Other	4,660	(3,093)
	100,122	82,448
Changes in operating assets and liabilities:
Merchandise inventories	(181,525)	(185,309)
Other current assets	25,917	33,984
Other assets	1,308	—
Accounts payable and accrued liabilities	38,406	69,889
Deferred real estate credits	875	415
Net cash (used for) provided by operating activities	(14,897)	1,427

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(39,960)	(33,226)
Net cash used for investing activities	(39,960)	(33,226)

CASH FLOWS - FINANCING ACTIVITIES
Borrowings under senior secured asset-based revolving credit facility	100,000	—
Repayment of borrowings	(25,000)	—
Debt issuance costs paid	—	(202)
Net cash provided by (used for) financing activities	75,000	(202)

CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	20,143	(32,001)
Beginning balance	49,253	321,591
Ending balance	$69,396	$289,590

Supplemental Schedule of Cash Flow Information
Cash paid (received) during the period for:
Interest	$52,382	$51,827
Income taxes	$(7,047)	$(22,902)

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.              Basis of Presentation

Neiman Marcus, Inc. (the Company) is a luxury retailer conducting integrated store and on-line operations principally under the Neiman Marcus and Bergdorf Goodman brand names.  References to “we,” “our” and “us” are used to refer to the Company or to the Company and its subsidiaries, as appropriate to the context.  We report our store operations as our Specialty Retail Stores segment and our on-line operations as our On-line segment.

We have prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 28, 2012.  In our opinion, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the applicable interim periods.

The specialty retail industry is seasonal in nature, with a higher level of sales typically generated in the fall and holiday selling seasons.  Due to seasonal and other factors, the results of operations for the first quarter of fiscal year 2013 are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

The Company is a subsidiary of Newton Holding, LLC (Holding), which is controlled by investment funds affiliated with TPG Global, LLC (together with its affiliates, TPG) and Warburg Pincus LLC (collectively, the Sponsors).  The Company’s operations are conducted through its wholly-owned subsidiary, The Neiman Marcus Group, Inc. (NMG).  The Sponsors acquired NMG in a leveraged transaction in October 2005 (the Acquisition).  The accompanying unaudited Condensed Consolidated Financial Statements include the amounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar.  All references to the first quarter of fiscal year 2013 relate to the thirteen weeks ended October 27, 2012.  All references to the first quarter of fiscal year 2012 relate to the thirteen weeks ended October 29, 2011.

A detailed description of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended July 28, 2012.

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

We measure or disclose, on a recurring basis, the fair values of our financial assets and liabilities utilizing the fair value hierarchy as follows:

•                  We record our derivative financial instruments at fair value as more fully described in Note 4;

•                  We disclose the fair value of our long-term debt obligations as more fully described in Note 3; and

•                  As to our other financial assets and liabilities, the recorded carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term nature of these instruments.

We also measure certain non-financial assets at fair value on a non-recurring basis, primarily long-lived assets, intangible assets and goodwill, in connection with our evaluations of such assets for impairment.

Recent Accounting Pronouncements.  In June 2011, the Financial Accounting Standards Board (FASB) issued guidance to improve the presentation and prominence of comprehensive income and its components as a result of convergence with International Financial Reporting Standards.  We adopted this guidance during the first quarter of fiscal year 2013.  The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements.

In September 2011, the FASB issued guidance to reduce the complexity and costs associated with interim and annual goodwill impairment tests, by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit.  We adopted this guidance during the first quarter of fiscal year 2013.  The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements.

In July 2012, the FASB issued guidance to reduce the complexity and costs associated with interim and annual indefinite-lived intangible assets impairment tests, by allowing an entity the option to make a qualitative evaluation about the likelihood of impairment to determine whether it should calculate the fair value of the indefinite-lived intangible assets.  This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, which is effective for us as of the first quarter of fiscal year 2014.  We do not expect that the implementation of this standard will have a material impact on our Condensed Consolidated Financial Statements.

2.                                      Goodwill and Intangible Assets, Net

(in thousands)	October 27, 2012	July 28, 2012	October 29, 2011

Goodwill	$1,263,433	$1,263,433	$1,263,433

Tradenames	$1,231,682	$1,231,960	$1,232,792
Customer lists, net	232,444	239,694	261,447
Favorable lease commitments, net	353,545	357,930	371,339
Intangible assets, net	$1,817,671	$1,829,584	$1,865,578

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

2014	$46,881
2015	46,615
2016	45,867
2017	44,576
2018	42,776

3.              Long-term Debt

The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	October 27, 2012	July 28, 2012	October 29, 2011

Senior Secured Asset-Based Revolving Credit Facility	variable	$175,000	$100,000	$—
Senior Secured Term Loan Facility	variable	2,060,000	2,060,000	2,060,000
2028 Debentures	7.125%	121,931	121,882	121,736
Senior Subordinated Notes	10.375%	500,000	500,000	500,000
Long-term debt		$2,856,931	$2,781,882	$2,681,736

As more fully described in Note 15 of the Notes to Condensed Consolidated Financial Statements, on November 30, 2012, we amended our Senior Secured Term Loan Facility to provide for an incremental $500 million term loan and we are using the proceeds of that loan (together with cash on hand) to refinance the Senior Subordinated Notes.

Senior Secured Asset-Based Revolving Credit Facility.  At October 27, 2012, NMG has a Senior Secured Asset-Based Revolving Credit Facility providing for a maximum committed borrowing capacity of $700.0 million.  The Asset-Based Revolving Credit Facility matures on May 17, 2016 (or, if earlier, the date that is 45 days prior to the scheduled maturity of NMG’s Senior Secured Term Loan Facility or Senior Subordinated Notes, or any indebtedness refinancing them, unless refinanced as of that date).  On October 27, 2012, NMG had $175.0 million of borrowings outstanding under this facility, no outstanding letters of credit and $455.0 million of unused borrowing availability.

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

The Asset-Based Revolving Credit Facility provides that NMG has the right at any time to request up to $300 million of additional revolving facility commitments and/or incremental term loans, provided that the aggregate amount of loan commitments under the Asset-Based Revolving Credit Facility may not exceed $1,000 million.  However, the lenders are under no obligation to provide any such additional commitments or loans, and any increase in commitments or incremental term loans will be subject to customary conditions precedent.  If NMG were to request any such additional commitments and the existing lenders or new lenders were to agree to provide such commitments, the Asset-Based Revolving Credit Facility size could be increased to up to $1,000 million, but NMG’s ability to borrow would still be limited by the amount of the borrowing base.  Incremental term loans may be exchanged by NMG for any of NMG’s existing senior subordinated notes, or the cash proceeds of any incremental term loans may be used to repurchase any of such notes and may be used for working capital and general corporate purposes.  See Note 15 of the Notes to Condensed Consolidated Financial Statements.

At October 27, 2012, borrowings under the Asset-Based Revolving Credit Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the highest of (i) a defined prime rate, (ii) the federal funds effective rate plus 1/2 of 1.00% or (iii) a one-month LIBOR rate plus 1.00% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin.  The applicable margin is up to 1.25% with respect to base rate borrowings and up to 2.25% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on the historical excess availability under the Asset-Based Revolving Credit Facility.  The interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 2.00% at October 27, 2012.   In addition, NMG is required to pay a commitment fee in respect of unused commitments of (a) 0.375% per annum during any applicable period in which the average revolving loan utilization is 40% or more or (b) 0.50% per annum during any applicable period in which the average revolving loan utilization is less than 40%.  NMG must also pay customary letter of credit fees and agency fees.

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

All obligations under the Asset-Based Revolving Credit Facility are guaranteed by the Company and certain of NMG’s existing and future domestic subsidiaries (principally, Bergdorf Goodman, Inc. through which NMG conducts the operations of its Bergdorf Goodman stores and NM Nevada Trust which holds legal title to certain real property and intangible assets used by NMG in conducting its operations).  Currently, NMG conducts no material operations through subsidiaries that do not guarantee the Asset-Based Revolving Credit Facility.  All obligations under NMG’s Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of the Company, NMG and the subsidiaries that have guaranteed the Asset-Based Revolving Credit Facility (subsidiary guarantors).

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

For a more detailed description of the Asset-Based Revolving Credit Facility, refer to Note 5 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 28, 2012.

The recorded value of the outstanding borrowings under the Asset-Based Revolving Credit Facility at October 27, 2012 approximates fair value based on similar rates offered for debt of similar remaining maturities and credit risk (Level 2 determination of fair value).

Senior Secured Term Loan Facility.  In October 2005, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility.  In May 2011, NMG entered into an amendment and restatement (the TLF Amendment) of the Senior Secured Term Loan Facility.  The TLF Amendment increased the amount of borrowings to $2,060.0 million and extended the maturity of the loans to May 16, 2018.  Loans that were not extended under the TLF Amendment were refinanced.  The proceeds of the incremental borrowings under the term loan facility, along with cash on hand, were used to repurchase or redeem the $752.4 million principal amount outstanding of Senior Notes.  The TLF Amendment also provided for an uncommitted incremental facility to request lenders to provide additional term loans, upon certain conditions, including that NMG’s secured leverage ratio (as defined in the TLF Amendment) is less than or equal to 4.50 to 1.00 on a pro forma basis after giving effect to the incremental loans and the use of proceeds thereof.  At October 27, 2012, the outstanding balance under the Senior Secured Term Loan Facility was $2,060.0 million.  The principal amount of the loans outstanding is due and payable in full on May 16, 2018.

At October 27, 2012, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of 1) the prime rate of Credit Suisse AG (the administrative agent), 2) the federal funds effective rate plus 1/2 of 1.00% and 3) the adjusted one-month LIBOR rate plus 1.00% or (b) an adjusted LIBOR rate (for a period equal to the relevant interest period, and in any event, never less than 1.25%), subject to certain adjustments, in each case plus an applicable margin.  In addition to extending the maturity of a portion of the existing term loans under the Senior Secured Term Loan Facility, the TLF Amendment changed the “applicable margin” used in calculating the interest rate under the term loans.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.75% at October 27, 2012.  The applicable margin with respect to base rate borrowings was 2.50% and the applicable margin with respect to LIBOR borrowings was 3.50%.

The credit agreement governing the Senior Secured Term Loan Facility requires NMG to prepay outstanding term loans with 50% (which percentage will be reduced to 25% if NMG’s total leverage ratio is less than a specified ratio and will be reduced to 0% if NMG’s total leverage ratio is less than a specified ratio) of its annual excess cash flow (as defined in the credit agreement).  We were not required to prepay any outstanding term loans pursuant to the annual excess cash flow requirements in fiscal year 2012.  NMG also must offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the proceeds of certain asset sales under certain circumstances.

NMG may voluntarily prepay outstanding loans under the Senior Secured Term Loan Facility at any time without premium or penalty other than customary “breakage” costs with respect to LIBOR loans.  There is no scheduled amortization under the Senior Secured Term Loan Facility.

All obligations under the Senior Secured Term Loan Facility are unconditionally guaranteed by the Company and each direct and indirect domestic subsidiary of NMG that guarantees the obligations of NMG under its Asset-Based Revolving Credit Facility.  Currently, NMG conducts no material operations through subsidiaries that do not guarantee the Senior Secured Term Loan Facility.  All obligations under the Senior Secured Term Loan Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of the Company, NMG and the subsidiary guarantors.

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

For a more detailed description of the Senior Secured Term Loan Facility, refer to Note 5 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 28, 2012.

The fair value of the Senior Secured Term Loan Facility was approximately $2,049.7 million at October 27, 2012, $2,047.1 million at July 28, 2012 and $2,008.5 million at October 29, 2011 based on prevailing market rates (Level 2 determination of fair value).

As more fully described in Note 15 of the Notes to Condensed Consolidated Financial Statements, on November 30, 2012, we amended our Senior Secured Term Loan Facility to provide for an incremental $500 million term loan and we are using the proceeds of that loan (together with cash on hand) to refinance the Senior Subordinated Notes.

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

For a more detailed description of the 2028 Debentures, refer to Note 5 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 28, 2012.

The fair value of the 2028 Debentures was approximately $127.8 million at October 27, 2012, $118.1 million at July 28, 2012 and $115.0 million at October 29, 2011 based on quoted market prices (Level 2 determination of fair value).

Senior Subordinated Notes.  NMG has outstanding $500.0 million aggregate principal amount of 10.375% Senior Subordinated Notes under a senior subordinated indenture (Senior Subordinated Indenture).  NMG’s Senior Subordinated Notes mature on October 15, 2015.

As more fully described in Note 15 of the Notes to Condensed Consolidated Financial Statements, on November 30, 2012, we amended our Senior Secured Term Loan Facility to provide for an incremental $500 million term loan and we are using the proceeds of that loan (together with cash on hand) to refinance the Senior Subordinated Notes.

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

For a more detailed description of the Senior Subordinated Notes, refer to Note 5 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 28, 2012.

The fair value of the Senior Subordinated Notes was approximately $495.0 million at October 27, 2012, $516.3 million at July 28, 2012 and $518.2 million at October 29, 2011 based on quoted market prices (Level 2 determination of fair value).

Maturities of Long-term Debt.  Annual maturities of long-term debt during the next five fiscal years and thereafter are as follows (in millions):

2014	$—
2015	—
2016	175.0
2017	—
2018	2,560.0
Thereafter	121.9

The above table reflects the effect of the refinancing of the Senior Subordinated Notes as more fully described in Note 15 of the Notes to Condensed Consolidated Financial Statements.  The above table does not reflect future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

Interest Expense.  The significant components of interest expense are as follows:

	Thirteen weeks ended
(in thousands)	October 27, 2012	October 29, 2011

Asset-Based Revolving Credit Facility	$846	$—
Senior Secured Term Loan Facility	24,734	24,734
2028 Debentures	2,226	2,226
Senior Subordinated Notes	12,968	12,968
Amortization of debt issue costs	2,107	2,108
Other, net	2,223	1,369
Capitalized interest	(13)	(311)
Interest expense, net	$45,091	$43,094

4.              Derivative Financial Instruments

At October 27, 2012, we have outstanding floating rate debt obligations of $2,235.0 million.  Effective January 2010, NMG entered into interest rate cap agreements (at a cost of $6.9 million) for an aggregate notional amount of $500.0 million in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness.  The interest rate cap agreements commenced in December 2010 and expire in December 2012.  Pursuant to the interest rate cap agreements, NMG has capped LIBOR at 2.50% through December 2012 with respect to the $500.0 million notional amount of such agreements.  In the event LIBOR is less than 2.50%, NMG will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than 2.50%, NMG will pay interest at the capped rate of 2.50%.

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

(in thousands)	October 27, 2012	July 28, 2012	October 29, 2011

Interest rate caps (included in other long-term assets)	$265	$531	$3,279

Accumulated other comprehensive loss, net of taxes	$4,196	$5,592	$5,110

Gains and losses realized due to the expiration of applicable portions of the interest rate caps are reclassified to interest expense at the time our quarterly interest payments are made.  A summary of the recorded amounts related to our interest rate caps reflected in our Condensed Consolidated Statements of Operations is as follows:

	Thirteen weeks ended
(in thousands)	October 27, 2012	October 29, 2011

Realized hedging losses — included in interest expense, net	$1,428	$502

The amount of losses recorded in other comprehensive loss at October 27, 2012 that is expected to be reclassified into interest expense in the next twelve months, if interest rates remain unchanged, is approximately $2.4 million.

5.              Investment in Foreign E-Commerce Retailer

In the third quarter of fiscal year 2012, we made a $29.4 million strategic investment in Glamour Sales Holding Limited (Glamour Sales), a privately held e-commerce company based in Hong Kong with leading flash sales websites in Asia.  Through our investment in Glamour Sales, we intend to launch a full-price e-commerce website in China by the end of fiscal year 2013.  This site will feature a mix of full-priced, current season products.  Our 37% non-controlling investment in the entity is accounted for under the equity method.  The investment is included in other long-term assets within the Condensed Consolidated Balance Sheets.  During the first quarter of fiscal year 2013, our investment was reduced by $2.0 million for our equity in losses of Glamour Sales.  The carrying value of our investment at October 27, 2012 was $25.9 million.

6.              Income Taxes

Our effective income tax rate for the first quarter of fiscal year 2013 was 40.0% compared to 39.2% for the first quarter of fiscal year 2012.  Our effective income tax rate for the first quarter of fiscal year 2013 and the prior fiscal year period exceeded the statutory rate primarily due to state income taxes.  Additionally, our effective income tax rate for the first quarter of fiscal year 2013 was impacted by the difference between the U.S. statutory rate and the foreign jurisdiction rate related to our investment in foreign e-commerce retailer.

At October 27, 2012, the gross amount of unrecognized tax benefits was $3.7 million, a portion of which would impact our effective tax rate, if recognized.  We classify interest and penalties as a component of income tax expense and our liability for accrued interest and penalties was $5.3 million at October 27, 2012, $5.2 million at July 28, 2012 and $7.2 million at October 29, 2011.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  During fiscal year 2011, the Internal Revenue Service (IRS) began examination of our fiscal year 2008 and 2009 federal income tax returns.  During the first quarter of fiscal year 2013, we were notified by the IRS that our fiscal year 2010 and 2011 income tax returns would be opened for audit. With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2008.  We believe our recorded tax liabilities as of October 27, 2012 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

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

Obligations for our employee benefit plans, included in other long-term liabilities, are as follows:

(in thousands)	October 27, 2012	July 28, 2012	October 29, 2011

Pension Plan	$175,549	$175,953	$98,509
SERP Plan	114,771	117,562	98,952
Postretirement Plan	17,189	17,466	15,417
	307,509	310,981	212,878
Less: current portion	(5,904)	(6,282)	(5,599)
Long-term portion of benefit obligations	$301,605	$304,699	$207,279

As of October 27, 2012, we have $141.0 million (net of taxes of $91.6 million) of adjustments to such obligations recorded as increases to accumulated other comprehensive loss.

Funding Policy and Plan Status.  Our policy is to fund the Pension Plan at or above the minimum required by law.  In fiscal year 2012, we were not required to make contributions to the Pension Plan; however, we made a voluntary contribution to our Pension Plan of $29.3 million in fiscal year 2012.  As of October 27, 2012, we do not believe we will be required to make contributions to the Pension Plan for fiscal year 2013.  We will continue to evaluate voluntary contributions to our Pension Plan based upon the unfunded position of the Pension Plan, our available liquidity and other factors.

Costs of Benefits.  The components of the expenses we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Thirteen weeks ended
(in thousands)	October 27, 2012	October 29, 2011

Pension Plan:
Interest cost	$5,311	$6,190
Expected return on plan assets	(6,595)	(6,774)
Net amortization of losses	1,572	654
Pension Plan expense	$288	$70

SERP Plan:
Interest cost	$1,009	$1,204
Net amortization of losses	131	—
SERP Plan expense	$1,140	$1,204

Postretirement Plan:
Service cost	$9	$9
Interest cost	163	195
Net amortization of prior service cost	(389)	(389)
Net amortization of losses	147	106
Postretirement Plan income	$(70)	$(79)

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

9.              Stock-Based Compensation

The Company has approved equity-based management arrangements, which authorize equity awards to be granted to certain management employees for up to 115,792 shares of the common stock of the Company.  Options generally vest over four to five years and expire six to eight years from the date of grant.

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

We recognize compensation expense, which is included in selling, general and administrative expenses, for stock options on a straight-line basis over the vesting period.  The following table sets forth certain summary information with respect to our stock options for the periods indicated.

	Thirteen weeks ended
(in thousands, except number of options and per option price)	October 27, 2012	October 29, 2011

Stock compensation expense	$2,116	$1,133

Stock option grants:
Number of options granted	2,200	25,756
Weighted average grant date fair value	$848	$860

Stock option exercises:
Number of options exercised	2,443	3,788
Weighted average exercise price	$1,051	$405

10.       Transactions with Sponsors

Pursuant to a management services agreement with affiliates of the Sponsors, and in exchange for ongoing consulting and management advisory services that are provided to us by the Sponsors and their affiliates, affiliates of the Sponsors receive an aggregate annual management fee equal to the lesser of (i) 0.25% of our consolidated annual revenues or (ii) $10 million.  Affiliates of the Sponsors also receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with services provided pursuant to the agreement.  These management fees are payable quarterly in arrears.  We recorded management fees of $2.7 million during the first quarter of fiscal year 2013 and $2.5 million during the first quarter of fiscal year 2012, which are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

The management services agreement also provides that affiliates of the Sponsors may receive future fees in connection with certain future financing and acquisition or disposition transactions.  The management services agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

11.       Income from Credit Card Program

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

12.       Commitments and Contingencies

Long-term Incentive Plan.  We have a long-term incentive plan (Long-term Incentive Plan) that provides for a cash incentive payable to certain employees upon a change of control, as defined, subject to the attainment of certain performance objectives.  Performance objectives and targets are based on cumulative EBITDA (as defined in the plan) percentages for rolling three year periods beginning in fiscal year 2006.  Earned awards for each completed performance period will be credited to a book account and will earn interest at a contractually defined annual rate until the award is paid.  Awards will be paid upon a change of control, as defined, or an initial public offering, as defined, subject to the requirement that, in each case, the internal rate of return to the Sponsors is positive.  As of October 27, 2012, the vested participant balance in the Long-term Incentive Plan aggregated $11.5 million.

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

Other.  We had no outstanding irrevocable letters of credit relating to purchase commitments and insurance and other liabilities at October 27, 2012.  We had approximately $5.4 million in surety bonds at October 27, 2012 relating primarily to merchandise imports and state sales tax and utility requirements.

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

The following tables set forth the information for our reportable segments:

	Thirteen weeks ended
(in thousands)	October 27, 2012	October 29, 2011

REVENUES
Specialty Retail Stores	$851,278	$811,789
On-line	217,260	191,351
Total	$1,068,538	$1,003,140

OPERATING EARNINGS
Specialty Retail Stores	$123,778	$124,571
On-line	32,738	28,145
Corporate expenses	(14,743)	(15,816)
Equity in loss of foreign e-commerce retailer	(2,033)	—
Amortization of intangible assets and favorable lease commitments	(11,913)	(14,129)
Total	$127,827	$122,771

CAPITAL EXPENDITURES
Specialty Retail Stores	$32,056	$27,593
On-line	7,904	5,633
Total	$39,960	$33,226

DEPRECIATION EXPENSE
Specialty Retail Stores	$26,629	$25,819
On-line	5,622	4,284
Other	1,244	1,324
Total	$33,495	$31,427

	October 27, 2012	October 29, 2011
ASSETS
Tangible assets of Specialty Retail Stores	$1,905,411	$1,787,863
Tangible assets of On-line	251,283	221,504
Corporate assets:
Intangible assets related to Specialty Retail Stores	2,639,846	2,686,643
Intangible assets related to On-line	441,258	442,368
Other	126,648	336,493
Total	$5,364,446	$5,474,871

14.       Condensed Consolidating Financial Information

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

The following condensed consolidating financial information represents the financial information of Neiman Marcus, Inc. and its non-guarantor subsidiaries under the 2028 Debentures, prepared on the equity basis of accounting.  The information is presented in accordance with the requirements of Rule 3-10 under the SEC ‘s Regulation S-X. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the non-guarantor subsidiaries operated as independent entities.

	October 27, 2012
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$68,439	$957	$—	$69,396
Merchandise inventories	—	984,347	136,995	—	1,121,342
Other current assets	—	112,980	13,045	—	126,025
Total current assets	—	1,165,766	150,997	—	1,316,763
Property and equipment, net	—	792,127	108,527	—	900,654
Goodwill	—	1,107,753	155,680	—	1,263,433
Intangible assets, net	—	272,106	1,545,565	—	1,817,671
Other assets	—	38,467	27,458	—	65,925
Investments in subsidiaries	671,602	1,874,773	—	(2,546,375)	—
Total assets	$671,602	$5,250,992	$1,988,227	$(2,546,375)	$5,364,446
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$281,562	$32,954	$—	$314,516
Accrued liabilities	—	375,952	78,924	—	454,876
Total current liabilities	—	657,514	111,878	—	769,392
Long-term liabilities:
Long-term debt	—	2,856,931	—	—	2,856,931
Deferred income taxes	—	622,505	—	—	622,505
Other long-term liabilities	—	442,440	1,576	—	444,016
Total long-term liabilities	—	3,921,876	1,576	—	3,923,452
Total shareholders’ equity	671,602	671,602	1,874,773	(2,546,375)	671,602
Total liabilities and shareholders’ equity	$671,602	$5,250,992	$1,988,227	$(2,546,375)	$5,364,446

	July 28, 2012
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$48,342	$911	$—	$49,253
Merchandise inventories	—	838,837	100,980	—	939,817
Other current assets	—	141,913	12,752	—	154,665
Total current assets	—	1,029,092	114,643	—	1,143,735
Property and equipment, net	—	788,320	106,158	—	894,478
Goodwill	—	1,107,753	155,680	—	1,263,433
Intangible assets, net	—	280,848	1,548,736	—	1,829,584
Other assets	—	41,113	29,512	—	70,625
Investments in subsidiaries	615,543	1,853,945	—	(2,469,488)	—
Total assets	$615,543	$5,101,071	$1,954,729	$(2,469,488)	$5,201,855
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$303,397	$28,011	$—	$331,408
Accrued liabilities	—	322,789	71,032	—	393,821
Total current liabilities	—	626,186	99,043	—	725,229
Long-term liabilities:
Long-term debt	—	2,781,882	—	—	2,781,882
Deferred income taxes	—	626,605	—	—	626,605
Other long-term liabilities	—	450,855	1,741	—	452,596
Total long-term liabilities	—	3,859,342	1,741	—	3,861,083
Total shareholders’ equity	615,543	615,543	1,853,945	(2,469,488)	615,543
Total liabilities and shareholders’ equity	$615,543	$5,101,071	$1,954,729	$(2,469,488)	$5,201,855

	October 29, 2011
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$288,640	$950	$—	$289,590
Merchandise inventories	—	897,699	126,944	—	1,024,643
Other current assets	—	97,753	10,079	—	107,832
Total current assets	—	1,284,092	137,973	—	1,422,065
Property and equipment, net	—	772,966	104,161	—	877,127
Goodwill	—	1,107,753	155,680	—	1,263,433
Intangible assets, net	—	307,168	1,558,410	—	1,865,578
Other assets	—	45,001	1,667	—	46,668
Investments in subsidiaries	1,043,534	1,848,266	—	(2,891,800)	—
Total assets	$1,043,534	$5,365,246	$1,957,891	$(2,891,800)	$5,474,871
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$274,927	$35,360	$—	$310,287
Accrued liabilities	—	349,882	72,498	—	422,380
Total current liabilities	—	624,809	107,858	—	732,667
Long-term liabilities:
Long-term debt	—	2,681,736	—	—	2,681,736
Deferred income taxes	—	673,082	—	—	673,082
Other long-term liabilities	—	342,085	1,767	—	343,852
Total long-term liabilities	—	3,696,903	1,767	—	3,698,670
Total shareholders’ equity	1,043,534	1,043,534	1,848,266	(2,891,800)	1,043,534
Total liabilities and shareholders’ equity	$1,043,534	$5,365,246	$1,957,891	$(2,891,800)	$5,474,871

	Thirteen weeks ended October 27, 2012
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$878,135	$190,403	$—	$1,068,538
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	536,924	108,528	—	645,452
Selling, general and administrative expenses (excluding depreciation)	—	223,474	36,291	—	259,765
Income from credit card program	—	(10,850)	(1,097)	—	(11,947)
Depreciation expense	—	29,980	3,515	—	33,495
Amortization of intangible assets and favorable lease commitments	—	8,742	3,171	—	11,913
Equity in loss of foreign e-commerce retailer	—	—	2,033	—	2,033
Operating earnings	—	89,865	37,962	—	127,827
Interest expense, net	—	45,089	2	—	45,091
Intercompany royalty charges (income)	—	50,638	(50,638)	—	—
Equity in (earnings) loss of subsidiaries	(49,615)	(88,598)	—	138,213	—
Earnings (loss) before income taxes	49,615	82,736	88,598	(138,213)	82,736
Income tax expense	—	33,121	—	—	33,121
Net earnings (loss)	$49,615	$49,615	$88,598	$(138,213)	$49,615
Total other comprehensive income (loss), net of tax	3,573	3,573	—	(3,573)	3,573
Total comprehensive income (loss)	$53,188	$53,188	$88,598	$(141,786)	$53,188

	Thirteen weeks ended October 29, 2011
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$823,804	$179,336	$—	$1,003,140
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	504,274	103,135	—	607,409
Selling, general and administrative expenses (excluding depreciation)	—	208,287	31,782	—	240,069
Income from credit card program	—	(11,617)	(1,048)	—	(12,665)
Depreciation expense	—	27,932	3,495	—	31,427
Amortization of intangible assets and favorable lease commitments	—	10,904	3,225	—	14,129
Operating earnings	—	84,024	38,747	—	122,771
Interest expense, net	—	43,093	1	—	43,094
Intercompany royalty charges (income)	—	48,501	(48,501)	—	—
Equity in (earnings) loss of subsidiaries	(48,416)	(87,247)	—	135,663	—
Earnings (loss) before income taxes	48,416	79,677	87,247	(135,663)	79,677
Income tax expense	—	31,261	—	—	31,261
Net earnings (loss)	$48,416	$48,416	$87,247	$(135,663)	$48,416
Total other comprehensive (loss) income, net of tax	(442)	(442)	—	442	(442)
Total comprehensive income (loss)	$47,974	$47,974	$87,247	$(135,221)	$47,974

	Thirteen weeks ended October 27, 2012
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$49,615	$49,615	$88,598	$(138,213)	$49,615
Adjustments to reconcile net earnings (loss) to net cash (used for) provided by operating activities:
Depreciation and amortization expense	—	40,829	6,686	—	47,515
Loss on equity in foreign e-commerce retailer	—	—	2,033	—	2,033
Deferred income taxes	—	(3,701)	—	—	(3,701)
Other	—	4,804	(144)	—	4,660
Intercompany royalty income payable (receivable)	—	50,638	(50,638)	—	—
Equity in (earnings) loss of subsidiaries	(49,615)	(88,598)	—	138,213	—
Changes in operating assets and liabilities, net	—	(74,887)	(40,132)	—	(115,019)
Net cash (used for) provided by operating activities	—	(21,300)	6,403	—	(14,897)
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(33,603)	(6,357)	—	(39,960)
Net cash used for investing activities	—	(33,603)	(6,357)	—	(39,960)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Senior Secured Asset-Based Revolving Credit Facility	—	100,000	—	—	100,000
Repayment of borrowings	—	(25,000)	—	—	(25,000)
Net cash provided by financing activities	—	75,000	—	—	75,000
CASH AND CASH EQUIVALENTS
Increase during the period	—	20,097	46	—	20,143
Beginning balance	—	48,342	911	—	49,253
Ending balance	$—	$68,439	$957	$—	$69,396

	Thirteen weeks ended October 29, 2011
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$48,416	$48,416	$87,247	$(135,663)	$48,416
Adjustments to reconcile net earnings (loss) to net cash (used for) provided by operating activities:
Depreciation and amortization expense	—	40,944	6,720	—	47,664
Deferred income taxes	—	(10,539)	—	—	(10,539)
Other	—	(3,176)	83	—	(3,093)
Intercompany royalty income payable (receivable)	—	48,501	(48,501)	—	—
Equity in (earnings) loss of subsidiaries	(48,416)	(87,247)	—	135,663	—
Changes in operating assets and liabilities, net	—	(38,787)	(42,234)	—	(81,021)
Net cash (used for) provided by operating activities	—	(1,888)	3,315	—	1,427
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(30,135)	(3,091)	—	(33,226)
Net cash used for investing activities	—	(30,135)	(3,091)	—	(33,226)
CASH FLOWS—FINANCING ACTIVITIES
Debt issuance costs paid	—	(202)	—	—	(202)
Net cash used for financing activities	—	(202)	—	—	(202)
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(32,225)	224	—	(32,001)
Beginning balance	—	320,865	726	—	321,591
Ending balance	$—	$288,640	$950	$—	$289,590

15.          Subsequent Events

We are refinancing the Senior Subordinated Notes through an incremental $500 million term loan under our Senior Secured Term Loan Facility.  On November 30, 2012, we amended our Senior Secured Term Loan Facility to provide for the incurrence of an incremental term loan, increasing the principal amount of that facility to $2,560.0 million.  The principal amount of the loans outstanding under the amended Senior Secured Term Loan Facility is due and payable in full on May 16, 2018.  The incremental term loan under our Senior Secured Term Loan Facility bears interest under the same terms as the existing Senior Secured Term Loan Facility.

The proceeds of the incremental borrowing, along with cash on hand, will be used to repurchase or redeem the $500.0 million principal outstanding of the Senior Subordinated Notes.  We also amended our existing Senior Secured Asset-Based Revolving Credit Facility to permit the refinancing.  The purpose of the refinancing is to lower our interest expense going forward by taking advantage of current market conditions and to extend the maturity of the relevant obligation.

As part of the refinancing, we have launched a tender offer and consent solicitation in respect of the Senior Subordinated Notes and we have called for redemption all Senior Subordinated Notes that are not repurchased in the tender offer.  At the early settlement date for the tender offer, November 30, 2012, we repurchased $289.2 million principal amount of the Senior Subordinated Notes for $299.8 million (including accrued and unpaid interest).  Any additional Senior Subordinated Notes purchased in the tender offer (which is scheduled to expire on December 12, 2012) will be purchased at a price of $1,003.75 per $1,000 principal amount, plus accrued but unpaid interest.  All Senior Subordinated Notes remaining outstanding after the tender offer will be redeemed on December 31, 2012 at a redemption price equal to 101.729% of their principal amount, plus accrued but unpaid interest.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 28, 2012.  Unless otherwise specified, the meanings of all defined terms in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) are consistent with the meanings of such terms as defined in the Notes to Condensed Consolidated Financial Statements.  This discussion contains forward-looking statements.  Please see “Other Matters — Factors That May Affect Future Results” for a discussion of the risks, uncertainties and assumptions relating to our forward-looking statements.

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

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar.  All references to the first quarter of fiscal year 2013 relate to the thirteen weeks ended October 27, 2012.  All references to the first quarter of fiscal year 2012 relate to the thirteen weeks ended October 29, 2011.

Fiscal Year 2013 Summary

A summary of our operating results is as follows:

•                  Revenues - Our revenues for the first quarter of fiscal year 2013 were $1,068.5 million, an increase of 6.5% as compared to the first quarter of fiscal year 2012.  Increases in comparable revenues were:

	Thirteen weeks ended
	October 27, 2012	October 29, 2011
Specialty Retail Stores	3.5%	6.4%
On-line	13.5%	15.2%
Total	5.4%	8.0%

For Specialty Retail Stores, our sales per square foot for the last twelve trailing months were $539 as of October 27, 2012 and $513 as of October 29, 2011.

•                  Cost of goods sold including buying and occupancy costs (excluding depreciation) (COGS) - COGS decreased in the first quarter of fiscal year 2013 by 0.2% of revenues compared to the first quarter of fiscal year 2012 primarily due to 1) the leveraging of buying and occupancy costs on higher revenues, partially offset by 2) higher levels of markdowns and promotional costs required in the first quarter of fiscal year 2013.

•                  Selling, general and administrative expenses (excluding depreciation) (SG&A) - SG&A increased by 0.4% of revenues compared to the first quarter of fiscal year 2012.  The higher levels of SG&A expenses, as a percentage of revenues, primarily reflect 1) higher planned marketing and selling costs incurred at our On-line operation and 2) higher planned costs related to the implementation of corporate initiatives focused on expanding our omni-channel retailing model, enhancing customer service and increasing the technological capabilities of our stores.

•                  Operating earnings - Total operating earnings in the first quarter of fiscal year 2013 were $127.8 million, or 12.0% of revenues.  Total operating earnings in the first quarter of fiscal year 2012 were $122.8 million, or 12.2% of revenues.  Our operating earnings margin decreased by 0.2% of revenues primarily due to:

•            deleveraging of SG&A expenses of 0.4% of revenues driven by our planned marketing and strategic investments;

•            lower income from our credit card program of 0.2% of revenues; and

•            our equity in losses from our investment in a foreign e-commerce retailer of 0.2% of revenues; partially offset by

•            margin expansion of 0.2% of revenues driven by the leveraging of our buying and occupancy costs; and

•            lower depreciation and amortization charges of 0.3% of revenues.

•                  Liquidity - Net cash used by our operating activities was $14.9 million in the first quarter of fiscal year 2013 compared to net cash provided by operating activities of $1.4 million in the first quarter of fiscal year 2012.  The increase in net cash used for operating activities was primarily due to higher working capital requirements.  We held cash balances of $69.4 million at October 27, 2012 compared to $289.6 million at October 29, 2011.  At October 27, 2012, we had $175.0 million of borrowings outstanding under the Asset-Based Revolving Credit Facility, no outstanding letters of credit and $455.0 million of unused borrowing availability.

•                  Outlook - While we have experienced more favorable economic conditions in recent quarters, domestic and global economic conditions remain volatile.  As a result, we continue to plan our business to balance current business trends and conditions with our long-term initiatives and growth strategies.

At October 27, 2012, on-hand inventories totaled $1.1 billion, a 9.4% increase from the first quarter of fiscal year 2012.  Based on our current inventory position, we will continue to closely monitor and align our inventory levels and purchases with anticipated customer demand.

We believe the cash generated from our operations along with our cash balances and available sources of financing will enable us to meet our anticipated cash obligations for the remainder of fiscal year 2013.

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net revenues for the periods indicated.

	Thirteen weeks ended
	October 27, 2012	October 29, 2011

Revenues	100.0%	100.0%

Cost of goods sold including buying and occupancy costs (excluding depreciation)	60.4	60.6
Selling, general and administrative expenses (excluding depreciation)	24.3	23.9
Income from credit card program	(1.1)	(1.3)
Depreciation expense	3.1	3.1
Amortization of intangible assets	0.7	1.0
Amortization of favorable lease commitments	0.4	0.4
Equity in loss of foreign e-commerce retailer	0.2	—
Operating earnings	12.0	12.2
Interest expense, net	4.2	4.3
Earnings before income taxes	7.7	7.9
Income tax expense	3.1	3.1
Net earnings	4.6%	4.8%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

	Thirteen weeks ended
(in millions, except sales per square foot)	October 27, 2012	October 29, 2011
REVENUES
Specialty Retail Stores	$851.3	$811.8
On-line	217.2	191.3
Total	$1,068.5	$1,003.1

OPERATING EARNINGS
Specialty Retail Stores	$123.8	$124.6
On-line	32.7	28.1
Corporate expenses	(14.8)	(15.8)
Equity in loss of foreign e-commerce retailer	(2.0)	—
Amortization of intangible assets and favorable lease commitments	(11.9)	(14.1)
Total	$127.8	$122.8

OPERATING PROFIT MARGIN
Specialty Retail Stores	14.5%	15.3%
On-line	15.1%	14.7%
Total	12.0%	12.2%

CHANGE IN COMPARABLE REVENUES (1)
Specialty Retail Stores	3.5%	6.4%
On-line	13.5%	15.2%
Total	5.4%	8.0%

SALES PER SQUARE FOOT (2)
Specialty Retail Stores	$130	$126

STORE COUNT
Neiman Marcus and Bergdorf Goodman full-line stores:
Open at beginning of period	44	43
Opened during the period	—	—
Open at end of period	44	43
Neiman Marcus Last Call stores:
Open at beginning of period	33	30
Opened during the period	1	—
Open at end of period	34	30

NON-GAAP FINANCIAL MEASURE EBITDA (3)	$173.2	$168.3

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise.  These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor.  Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise.  These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold.  We received vendor allowances of $4.8 million, or 0.5% of revenues in the first quarter of fiscal year 2013 and $5.4 million, or 0.5% of revenues in the first quarter of fiscal year 2012.  The amounts of vendor allowances we receive fluctuate based on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during the first quarter of fiscal year 2013 and 2012.

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

Advertising costs consist primarily of 1) on-line marketing costs, 2) advertising costs incurred related to the production, printing and distribution of our print catalogs and the production of the photographic content for our websites and 3) print media costs for promotional materials mailed to our customers.  We receive advertising allowances from certain of our merchandise vendors.  Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media.  Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned.  Advertising allowances aggregated approximately $19.5 million, or 1.8% of revenues, in the first quarter of fiscal year 2013 and $15.8 million, or 1.6% of revenues, in the first quarter of fiscal year 2012.

We also receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendor’s merchandise.  These allowances are netted against the related compensation expense that we incur.  Amounts received from vendors related to compensation programs were $17.7 million, or 1.7% of revenues, in the first quarter of fiscal year 2013 and $15.9 million, or 1.6% of revenues, in the first quarter of fiscal year 2012.

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

Thirteen Weeks Ended October 27, 2012 Compared to Thirteen Weeks Ended October 29, 2011

Revenues.  Our revenues for the first quarter of fiscal year 2013 of $1,068.5 million increased by $65.4 million, or 6.5%, from $1,003.1 million in the first quarter of fiscal year 2012.  The increase in revenues was due to increases in comparable revenues related to a higher level of customer demand.  New stores generated revenues of $12.6 million in the first quarter of fiscal year 2013.

Comparable revenues for the thirteen weeks ended October 27, 2012 were $1,055.9 million compared to $1,001.8 million in the first quarter of fiscal year 2012, representing an increase of 5.4%.  Comparable revenues increased in the first quarter of fiscal year 2013 by 3.5% for Specialty Retail Stores and 13.5% for our On-line operation.

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for the first quarter of fiscal year 2013 were 60.4% of revenues compared to 60.6% of revenues for the first quarter of fiscal year 2012.  The decrease in COGS by 0.2% of revenues in the first quarter of fiscal year 2013 was primarily due to:

•                  the leveraging of buying and occupancy costs by 0.3% of revenues on higher revenues; partially offset by

•                  decreased product margins of approximately 0.2% of revenues due to higher levels of markdowns and promotional costs required in the first quarter of fiscal year 2013.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses as a percentage of revenues increased to 24.3% of revenues in the first quarter of fiscal year 2013 compared to 23.9% of revenues in the prior year fiscal period.  The net increase in SG&A expenses by 0.4% of revenues in the first quarter of fiscal year 2013 was primarily due to:

•                  higher planned marketing and selling costs of approximately 0.3% of revenues due to higher web marketing expenditures at our On-line operation; and

•                  higher planned costs of 0.1% of revenues related to the implementation of corporate initiatives focused on expanding our omni-channel retailing model, enhancing customer service and increasing the technological capabilities of our stores.

Income from credit card program.  We earned Program Income of $12.0 million, or 1.1% of revenues, in the first quarter of fiscal year 2013 compared to $12.7 million, or 1.3% of revenues, in the first quarter of fiscal year 2012.  The decrease in Program Income in the first quarter of fiscal year 2013 compared to the prior year fiscal period is primarily due to lower levels of utilization of our private label credit cards since November 2011 at which time we began accepting Visa and MasterCard in our Neiman Marcus stores.

Depreciation and amortization expenses.  Depreciation expense was $33.5 million, or 3.1% of revenues, in the first quarter of fiscal year 2013 compared to $31.4 million, or 3.1% of revenues, in the first quarter of fiscal year 2012.

Amortization of intangible assets (primarily customer lists and favorable lease commitments) aggregated $11.9 million, or 1.1% of revenues, in the first quarter of fiscal year 2013 compared to $14.1 million, or 1.4% of revenues, in the first quarter of fiscal year 2012.  The decrease in amortization expense is primarily due to certain short-lived intangible assets becoming fully amortized.

Equity in loss of foreign e-commerce retailer.  In the third quarter of fiscal year 2012, we made a $29.4 million strategic investment in a foreign e-commerce retailer.  This investment is accounted for under the equity method and our equity in the investee’s loss was $2.0 million, or 0.2% of revenues, in the first quarter of fiscal year 2013.

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

	Thirteen weeks ended
(in millions)	October 27, 2012	October 29, 2011
Specialty Retail Stores	$123.8	$124.6
On-line	32.7	28.1
Corporate expenses	(14.8)	(15.8)
Equity in loss of foreign e-commerce retailer	(2.0)	—
Amortization of intangible assets and favorable lease commitments	(11.9)	(14.1)
Total operating earnings	$127.8	$122.8

Operating earnings for our Specialty Retail Stores segment were $123.8 million, or 14.5% of Specialty Retail Stores revenues, for the first quarter of fiscal year 2013 compared to $124.6 million, or 15.3% of Specialty Retail Stores revenues, for the prior year fiscal period.  The decrease in operating margin as a percentage of revenues was primarily due to:

•                  deleveraging of SG&A expenses driven by higher planned costs related to the implementation of corporate initiatives focused on expanding our omni-channel retailing model, enhancing customer service and increasing the technological capabilities of our stores;

•                  higher markdowns and promotional costs; and

•                  lower income from our credit card program; partially offset by

•                  slight margin expansion driven by the leveraging of buying and occupancy costs.

Operating earnings for our On-line segment were $32.7 million, or 15.1% of On-line revenues, in the first quarter of fiscal year 2013 compared to $28.1 million, or 14.7% of On-line revenues, for the prior year fiscal period.  The increase in operating margin as a percentage of revenues for On-line was primarily the result of:

•                  leveraging of buying and occupancy costs and SG&A expenses on the higher level of revenues; partially offset by

•                  higher delivery and processing net costs and higher markdowns and promotional costs;

•                  higher planned marketing and selling costs; and

•                  higher depreciation expense.

Interest expense.  Net interest expense was $45.1 million, or 4.2% of revenues, in the first quarter of fiscal year 2013 and $43.1 million, or 4.3% of revenues, for the prior year fiscal period.  The significant components of interest expense are as follows:

	Thirteen weeks ended
(in thousands)	October 27, 2012	October 29, 2011

Asset-Based Revolving Credit Facility	$846	$—
Senior Secured Term Loan Facility	24,734	24,734
2028 Debentures	2,226	2,226
Senior Subordinated Notes	12,968	12,968
Amortization of debt issue costs	2,107	2,108
Other, net	2,223	1,369
Capitalized interest	(13)	(311)
Interest expense, net	$45,091	$43,094

Income tax expense.  Our effective income tax rate for the first quarter of fiscal year 2013 was 40.0% compared to 39.2% for the first quarter of fiscal year 2012.  Our effective income tax rate for the first quarter of fiscal year 2013 and the prior fiscal year period exceeded the statutory rate primarily due to state income taxes.  Additionally, our effective income tax rate for the first quarter of fiscal year 2013 was impacted by the difference between the U.S. statutory rate and the foreign jurisdiction rate related to our investment in foreign e-commerce retailer.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  During fiscal year 2011, the Internal Revenue Service (IRS) began examination of our fiscal year 2008 and 2009 federal income tax returns.  During the first quarter of fiscal year 2013, we were notified by the IRS that our fiscal year 2010 and 2011 income tax returns would be opened for audit. With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2008.  We believe our recorded tax liabilities as of October 27, 2012 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

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

The following table reconciles net earnings as reflected in our Condensed Consolidated Statements of Operations prepared in accordance with GAAP to EBITDA:

	Thirteen weeks ended
(dollars in millions)	October 27, 2012	October 29, 2011

Net earnings	$49.6	$48.4
Income tax expense	33.1	31.3
Interest expense, net	45.1	43.1
Depreciation expense	33.5	31.4
Amortization of intangible assets and favorable lease commitments	11.9	14.1
EBITDA	$173.2	$168.3
EBITDA as a percentage of revenues	16.2%	16.8%

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

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of inventories.  We have typically financed our cash requirements with available cash balances, cash flows from operations and, if necessary, with cash provided from borrowings under our credit facilities.  We made net borrowings of $75.0 million under the Asset-Based Revolving Credit Facility in the first quarter of fiscal year 2013 and have outstanding borrowings of $175.0 million at October 27, 2012.  We had no borrowings under the Asset-Based Revolving Credit Facility in the first quarter of fiscal year 2012 and had no outstanding borrowings at October 29, 2011.

We believe that operating cash flows, cash balances, available vendor financing and amounts available pursuant to the Asset-Based Revolving Credit Facility will be sufficient to fund our cash requirements through the remainder of fiscal year 2013, including merchandise purchases, anticipated capital expenditure requirements, debt service requirements, income tax payments and obligations related to our Pension Plan.

At October 27, 2012, cash and cash equivalents were $69.4 million compared to $289.6 million at October 29, 2011.  The decrease of $220.2 million in cash was primarily due to 1) $449.3 million of distributions to shareholders and certain option holders as a result of the payment of the Dividend in March 2012, partially offset by 2) $175.0 million of net borrowings under the Asset-Based Revolving Credit Facility.

Net cash used for investing activities, representing capital expenditures, was $40.0 million in the first quarter of fiscal year 2013 and $33.2 million in the first quarter of fiscal year 2012.  We incurred capital expenditures in the first quarter of fiscal year 2013 related to the remodeling of our Bergdorf Goodman and Bal Harbour stores.  Currently, we project gross capital expenditures for fiscal year 2013 to be approximately $175 to $185 million.  Net of developer contributions, capital expenditures for fiscal year 2013 are projected to be approximately $165 to $175 million.

Net cash provided by financing activities was $75.0 million in the first quarter of fiscal year 2013 as compared to a net cash used of $0.2 million in the first quarter of fiscal year 2012.  Net cash provided by financing activities included 1) $100.0 million of proceeds from borrowings under the Asset-Based Revolving Credit Facility, partially offset by 2) $25.0 million voluntary repayment of borrowings under the Asset-Based Revolving Credit Facility.  We were not required to prepay any outstanding term loans pursuant to the annual excess cash flow requirements in fiscal year 2012.

Financing Structure at October 27, 2012

Our major sources of funds are comprised of vendor financing, a $700.0 million Asset-Based Revolving Credit Facility, $2,060.0 million Senior Secured Term Loan Facility, $500.0 million Senior Subordinated Notes, $125.0 million 2028 Debentures and operating leases.

As more fully described in Note 15 of the Notes to Condensed Consolidated Financial Statements, on November 30, 2012, we amended our Senior Secured Term Loan Facility to provide for an incremental $500 million term loan and we are using the proceeds of that loan (together with cash on hand) to refinance the Senior Subordinated Notes.

Senior Secured Asset-Based Revolving Credit Facility.  At October 27, 2012, NMG has a Senior Secured Asset-Based Revolving Credit Facility providing for a maximum committed borrowing capacity of $700.0 million.  The Asset-Based Revolving Credit Facility matures on May 17, 2016 (or, if earlier, the date that is 45 days prior to the scheduled maturity of NMG’s Senior Secured Term Loan Facility or Senior Subordinated Notes, or any indebtedness refinancing them, unless refinanced as of that date).  On October 27, 2012, NMG had $175.0 million of borrowings outstanding under this facility, no outstanding letters of credit and $455.0 million of unused borrowing availability.

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

At October 27, 2012, borrowings under the Asset-Based Revolving Credit Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the highest of (i) a defined prime rate, (ii) the federal funds effective rate plus ½ of 1.00% or (iii) a one-month LIBOR rate plus 1.00% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin.  The applicable margin is up to 1.25% with respect to base rate borrowings and up to 2.25% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on the historical excess availability under the Asset-Based Revolving Credit Facility.  The interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 2.00% at October 27, 2012.  In addition, NMG is required to pay a commitment fee in respect of unused commitments of (a) 0.375% per annum during any applicable period in which the average revolving loan utilization is 40% or more or (b) 0.50% per annum during any applicable period in which the average revolving loan utilization is less than 40%.  NMG must also pay customary letter of credit fees and agency fees.

See Note 3 of the Notes to Condensed Consolidated Financial Statements in Part I — Item 1 and Note 5 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 28, 2012 for a further description of the terms of the Asset-Based Revolving Credit Facility.

Senior Secured Term Loan Facility.  In October 2005, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility.  In May 2011, NMG entered into an amendment and restatement (the TLF Amendment) of the Senior Secured Term Loan Facility.  The TLF Amendment increased the amount of borrowings to $2,060.0 million and extended the maturity of the loans to May 16, 2018.  Loans that were not extended under the TLF Amendment were refinanced.  The proceeds of the incremental borrowings under the term loan facility, along with cash on hand, were used to repurchase or redeem the $752.4 million principal amount outstanding of Senior Notes.  The TLF Amendment also provided for an uncommitted incremental facility to request lenders to provide additional term loans, upon certain conditions, including that NMG’s secured leverage ratio (as defined in the TLF Amendment) is less than or equal to 4.50 to 1.00 on a pro forma basis after giving effect to the incremental loans and the use of proceeds thereof.  At October 27, 2012, the outstanding balance under the Senior Secured Term Loan Facility was $2,060.0 million.  The principal amount of the loans outstanding is due and payable in full on May 16, 2018.

At October 27, 2012, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of 1) the prime rate of Credit Suisse AG (the administrative agent), 2) the federal funds effective rate plus ½ of 1.00% and 3) the adjusted one-month LIBOR rate plus 1.00% or (b) an adjusted LIBOR rate (for a period equal to the relevant interest period, and in any event, never less than 1.25%), subject to certain adjustments, in each case plus an applicable margin.  In addition to extending the maturity of a portion of the existing term loans under the Senior Secured Term Loan Facility, the TLF Amendment changed the “applicable margin” used in calculating the interest rate under the term loans.  The interest rate on the outstanding borrowings pursuant to the Senior Secured

Term Loan Facility was 4.75% at October 27, 2012.  The applicable margin with respect to base rate borrowings was 2.50% and the applicable margin with respect to LIBOR borrowings was 3.50%.

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

See Note 3 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 and Note 5 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 28, 2012 for a further description of the terms of the Senior Secured Term Loan Facility.

As more fully described in Note 15 of the Notes to Condensed Consolidated Financial Statements, on November 30, 2012, we amended our Senior Secured Term Loan Facility to provide for an incremental $500 million term loan and we are using the proceeds of that loan (together with cash on hand) to refinance the Senior Subordinated Notes.

2028 Debentures.  NMG has outstanding $125.0 million aggregate principal amount of its 7.125% 2028 Debentures.  NMG’s 2028 Debentures mature on June 1, 2028.

See Note 3 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 and Note 5 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 28, 2012 for a further description of the terms of the 2028 Debentures.

Senior Subordinated Notes.  NMG has outstanding $500.0 million aggregate principal amount of 10.375% Senior Subordinated Notes under a senior subordinated indenture (Senior Subordinated Indenture).  NMG’s Senior Subordinated Notes mature on October 15, 2015.

As more fully described in Note 15 of the Notes to Condensed Consolidated Financial Statements, on November 30, 2012, we amended our Senior Secured Term Loan Facility to provide for an incremental $500 million term loan and we are using the proceeds of that loan (together with cash on hand) to refinance the Senior Subordinated Notes.

See Note 3 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 and Note 5 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 28, 2012 for a further description of the terms of the Senior Subordinated Notes.

Interest Rate Caps.  At October 27, 2012, we have outstanding floating rate debt obligations of $2,235.0 million.  Effective January 2010, NMG entered into interest rate cap agreements in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness.  The interest rate cap agreements cap LIBOR at 2.50% from December 2010 through December 2012 for an aggregate notional amount of $500.0 million.  Effective August 2011, NMG entered into additional interest rate cap agreements which cap LIBOR at 2.50% for an aggregate notional amount of $1,000.0 million from December 2012 through December 2014.  In the event LIBOR is less than 2.50%, NMG will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than 2.50%, NMG will pay interest at the capped rate of 2.50%.

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

•                  the effects upon us of complying with the covenants contained in our senior secured credit facilities and the indenture governing our Senior Subordinated Notes;

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

•                  the design and implementation of new information systems as well as enhancements of existing systems; and

•                  other risks, uncertainties and factors set forth in Part I — Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 28, 2012 as filed with the Securities and Exchange Commission on September 18, 2012.

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

A complete description of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended July 28, 2012.

Recent Accounting Pronouncements.  In June 2011, the Financial Accounting Standards Board (FASB) issued guidance to improve the presentation and prominence of comprehensive income and its components as a result of convergence with International Financial Reporting Standards.  We adopted this guidance during the first quarter of fiscal year 2013.  The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements.

In September 2011, the FASB issued guidance to reduce the complexity and costs associated with interim and annual goodwill impairment tests, by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit.  We adopted this guidance during the first quarter of fiscal year 2013.  The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements.

In July 2012, the FASB issued guidance to reduce the complexity and costs associated with interim and annual indefinite-lived intangible assets impairment tests, by allowing an entity the option to make a qualitative evaluation about the likelihood of impairment to determine whether it should calculate the fair value of the indefinite-lived intangible assets.  This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, which is effective for us as of the first quarter of fiscal year 2014.  We do not expect that the implementation of this standard will have a material impact on our Condensed Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We discussed our interest rate risk in Part II — Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended July 28, 2012 as filed with the Securities and Exchange Commission on September 18, 2012.  There have been no material changes to this risk since that time.

ITEM 4.  CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of October 27, 2012, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the SEC’s rules and forms.

b. Changes in Internal Control over Financial Reporting.

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems.  No change occurred in our internal controls over financial reporting during the quarter ended October 27, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

The information contained under “Litigation” in Note 12 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 is incorporated herein by reference as if fully restated herein.  Note 12 contains forward-looking statements that are subject to the risks and uncertainties discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters — Factors That May Affect Future Results.”

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors described in Part I — Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 28, 2012 as filed with the Securities and Exchange Commission on September 18, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal year 2013, we granted to certain of our management employees 1,500 Fixed Price Options with a weighted average grant date fair value of $918 per option and 700 Accreting Options with a weighted average grant date fair value of $698 per option.  During the period, certain of our option holders exercised 1,068 Fixed Price Options with a weighted average exercise price of $1,228 per option and 1,375 Accreting Options with a weighted average exercise price of $913 per option.  The foregoing transactions were consummated without registration in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended and corresponding provisions of state securities laws, which exempt transaction by an issuer not involving any public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

Exhibit		Method of Filing

3.1	Amended and Restated Certificate of Incorporation of Neiman Marcus, Inc.	Incorporated herein by reference as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011.

3.2	Amended and Restated Bylaws of Neiman Marcus, Inc.	Incorporated herein by reference as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011.

10.1	Neiman Marcus, Inc. Cash Incentive Plan amended and restated as of October 1, 2012.	Filed herewith electronically

10.2	Amendment Number One to the Amended and Restated Neiman Marcus, Inc. Management Equity Incentive Plan dated November 7, 2012.	Filed herewith electronically

10.3	Second Amendment to Director Service Agreement by and between The Neiman Marcus Group, Inc., Neiman Marcus, Inc., and Burton M. Tansky dated October 31, 2012.	Filed herewith electronically

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith electronically

101.INS	XBRL Instance Document	Furnished herewith electronically

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith electronically

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith electronically

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NEIMAN MARCUS, INC.

(Registrant)

Signature	Title	Date

/s/ T. Dale Stapleton	Senior Vice President	December 4, 2012
T. Dale Stapleton	and Chief Accounting Officer
(on behalf of the registrant and
as principal accounting officer)