Form 10-Q
period 2013-01-26
Neiman Marcus, Inc.
filed 2013-03-06
CIK 1358651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 26, 2013

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

There were 1,019,728 shares of the registrant’s common stock, par value $0.01 per share, outstanding at February 18, 2013.

NEIMAN MARCUS, INC.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except shares)	January 26, 2013	July 28, 2012	January 28, 2012

ASSETS
Current assets:
Cash and cash equivalents	$56,901	$49,253	$433,114
Merchandise inventories	919,625	939,817	856,921
Deferred income taxes	19,115	22,484	22,483
Other current assets	117,201	132,181	101,604
Total current assets	1,112,842	1,143,735	1,414,122

Property and equipment, net	902,817	894,478	886,177
Goodwill	1,263,433	1,263,433	1,263,433
Intangible assets, net	1,805,757	1,829,584	1,853,580
Other assets	64,787	70,625	49,566
Total assets	$5,149,636	$5,201,855	$5,466,878

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$261,035	$331,408	$259,914
Accrued liabilities	409,147	393,821	422,799
Total current liabilities	670,182	725,229	682,713

Long-term liabilities:
Long-term debt	2,701,980	2,781,882	2,681,784
Deferred income taxes	617,834	626,605	668,756
Deferred real estate credits	106,621	107,787	102,933
Other long-term liabilities	334,686	344,809	246,824
Total long-term liabilities	3,761,121	3,861,083	3,700,297

Common stock (par value $0.01 per share, 5,000,000 shares authorized and 1,019,318 shares issued and outstanding at January 26, 2013, 1,017,502 shares issued and outstanding at July 28, 2012 and January 28, 2012)	10	10	10
Additional paid-in capital	1,001,116	995,300	1,440,918
Accumulated other comprehensive loss	(141,869)	(148,792)	(74,503)
Accumulated deficit	(140,924)	(230,975)	(282,557)
Total shareholders’ equity	718,333	615,543	1,083,868
Total liabilities and shareholders’ equity	$5,149,636	$5,201,855	$5,466,878

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

	Thirteen weeks ended
(in thousands)	January 26, 2013	January 28, 2012

Revenues	$1,362,364	$1,279,149
Cost of goods sold including buying and occupancy costs (excluding depreciation)	921,677	859,328
Selling, general and administrative expenses (excluding depreciation)	282,028	280,644
Income from credit card program	(14,267)	(13,233)
Depreciation expense	33,385	31,728
Amortization of intangible assets	7,529	7,529
Amortization of favorable lease commitments	4,385	4,469
Equity in loss of foreign e-commerce retailer	3,218	—

Operating earnings	124,409	108,684

Interest expense, net	57,328	43,085

Earnings before income taxes	67,081	65,599

Income tax expense	26,645	25,511

Net earnings	$40,436	$40,088

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

	Twenty-Six weeks ended
(in thousands)	January 26, 2013	January 28, 2012

Revenues	$2,430,902	$2,282,289
Cost of goods sold including buying and occupancy costs (excluding depreciation)	1,567,129	1,466,737
Selling, general and administrative expenses (excluding depreciation)	541,793	520,713
Income from credit card program	(26,214)	(25,898)
Depreciation expense	66,880	63,155
Amortization of intangible assets	15,057	17,188
Amortization of favorable lease commitments	8,770	8,939
Equity in loss of foreign e-commerce retailer	5,251	—

Operating earnings	252,236	231,455

Interest expense, net	102,419	86,179

Earnings before income taxes	149,817	145,276

Income tax expense	59,766	56,772

Net earnings	$90,051	$88,504

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(UNAUDITED)

	Thirteen weeks ended
(in thousands)	January 26, 2013	January 28, 2012

Net earnings	$40,436	$40,088

Other comprehensive earnings (loss), net of tax:
Change in unrealized gain (loss) on financial instruments	585	(1,445)
Reclassification of realized loss on financial instruments to earnings	994	429
Change in unrealized gain on unfunded benefit obligations	1,771	—
Total other comprehensive earnings (loss), net of tax	3,350	(1,016)

Total comprehensive earnings	$43,786	$39,072

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(UNAUDITED)

	Twenty-Six weeks ended
(in thousands)	January 26, 2013	January 28, 2012

Net earnings	$90,051	$88,504

Other comprehensive earnings (loss), net of tax:
Change in unrealized gain (loss) on financial instruments	1,116	(3,035)
Reclassification of realized loss on financial instruments to earnings	1,859	733
Change in unrealized gain on unfunded benefit obligations	3,948	844
Total other comprehensive earnings (loss), net of tax	6,923	(1,458)

Total comprehensive earnings	$96,974	$87,046

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Twenty-Six weeks ended
(in thousands)	January 26, 2013	January 28, 2012

CASH FLOWS - OPERATING ACTIVITIES
Net earnings	$90,051	$88,504
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	94,855	93,526
Loss on debt extinguishment	15,597	—
Equity in loss of foreign e-commerce retailer	5,251	—
Deferred income taxes	(10,130)	(16,242)
Other	9,154	(2,092)
	204,778	163,696
Changes in operating assets and liabilities:
Merchandise inventories	20,192	(17,587)
Other current assets	14,980	19,773
Other assets	(473)	(5,899)
Accounts payable and accrued liabilities	(63,246)	19,235
Deferred real estate credits	2,681	6,314
Net cash provided by operating activities	178,912	185,532

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(73,253)	(73,415)
Net cash used for investing activities	(73,253)	(73,415)

CASH FLOWS - FINANCING ACTIVITIES
Borrowings under senior secured term loan facility	500,000	—
Repayment of borrowings under senior subordinated notes	(510,668)	—
Borrowings under senior secured asset-based revolving credit facility	100,000	—
Repayment of borrowings under senior secured asset-based revolving credit facility	(180,000)	—
Debt issuance costs paid	(7,343)	(594)
Net cash used for financing activities	(98,011)	(594)

CASH AND CASH EQUIVALENTS
Increase during the period	7,648	111,523
Beginning balance	49,253	321,591
Ending balance	$56,901	$433,114

Supplemental Schedule of Cash Flow Information
Cash paid during the period for:
Interest	$93,245	$81,905
Income taxes	$39,849	$20,311

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

The specialty retail industry is seasonal in nature, with a higher level of sales typically generated in the fall and holiday selling seasons.  Due to seasonal and other factors, the results of operations for the second quarter of fiscal year 2013 are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

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

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar.  All references to the second quarter of fiscal year 2013 relate to the thirteen weeks ended January 26, 2013.  All references to the second quarter of fiscal year 2012 relate to the thirteen weeks ended January 28, 2012.  All references to year-to-date fiscal 2013 relate to the twenty-six weeks ended January 26, 2013.  All references to year-to-date fiscal 2012 relate to the twenty-six weeks ended January 28, 2012.

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

Recent Accounting Pronouncements.  In June 2011, the Financial Accounting Standards Board (FASB) issued guidance to improve the presentation and prominence of comprehensive earnings and its components as a result of convergence with International Financial Reporting Standards.  We adopted this guidance during the first quarter of fiscal year 2013.  The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements.

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

In February 2013, the FASB issued guidance to improve the reporting of reclassifications out of accumulated other comprehensive earnings depending on the significance of the reclassifications and whether they are required by U.S. generally accepted accounting principles (GAAP).  This guidance is effective for reporting periods beginning after December 15, 2012, which is effective for us as of the third quarter of fiscal year 2013.  We do not expect that the implementation of the presentation requirements of this standard will have a material impact on our Condensed Consolidated Financial Statements.

2.     Goodwill and Intangible Assets, Net

(in thousands)	January 26, 2013	July 28, 2012	January 28, 2012

Goodwill	$1,263,433	$1,263,433	$1,263,433

Tradenames	$1,231,405	$1,231,960	$1,232,515
Customer lists, net	225,192	239,694	254,196
Favorable lease commitments, net	349,160	357,930	366,869
Intangible assets, net	$1,805,757	$1,829,584	$1,853,580

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

2014	$46,881
2015	46,615
2016	45,867
2017	44,576
2018	42,789

3.              Long-term Debt

The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	January 26, 2013	July 28, 2012	January 28, 2012

Senior Secured Asset-Based Revolving Credit Facility	variable	$20,000	$100,000	$—
Senior Secured Term Loan Facility	variable	2,560,000	2,060,000	2,060,000
2028 Debentures	7.125%	121,980	121,882	121,784
Senior Subordinated Notes	10.375%	—	500,000	500,000
Long-term debt		$2,701,980	$2,781,882	$2,681,784

In the second quarter of fiscal year 2013, we executed the following transactions, collectively referred to as the Refinancing Transactions:

•                  amended the Senior Secured Term Loan Facility to provide for the incurrence of an incremental term loan, increasing the principal amount of that facility to $2,560.0 million;

•                  repurchased or redeemed $500.0 million principal amount of Senior Subordinated Notes; and

•                  amended the Senior Secured Asset-Based Revolving Credit Facility to allow these transactions.

The purpose of the Refinancing Transactions was to lower NMG’s future interest expense by taking advantage of current market conditions and to extend the maturity of the relevant obligation.

Senior Secured Asset-Based Revolving Credit Facility.  At January 26, 2013, NMG had a Senior Secured Asset-Based Revolving Credit Facility providing for a maximum committed borrowing capacity of $700.0 million.  The Asset-Based Revolving Credit Facility matures on May 17, 2016 (or, if earlier, the date that is 45 days prior to the scheduled maturity of NMG’s Senior Secured Term Loan Facility, or any indebtedness refinancing it, unless refinanced as of that date).  On January 26, 2013, NMG had $20.0 million of borrowings outstanding under this facility, no outstanding letters of credit and $610.0 million of unused borrowing availability.

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

The Asset-Based Revolving Credit Facility provides that NMG has the right at any time to request up to $300 million of additional revolving facility commitments and/or incremental term loans, provided that the aggregate amount of loan commitments under the Asset-Based Revolving Credit Facility may not exceed $1,000 million.  However, the lenders are under no obligation to provide any such additional commitments or loans, and any increase in commitments or incremental term loans will be subject to customary conditions precedent.  If NMG were to request any such additional commitments and the existing lenders or new lenders were to agree to provide such commitments, the Asset-Based Revolving Credit Facility size could be increased to up to $1,000 million, but NMG’s ability to borrow would still be limited by the amount of the borrowing base.  The cash proceeds of any incremental term loans may be used for working capital and general corporate purposes.

At January 26, 2013, borrowings under the Asset-Based Revolving Credit Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the highest of (i) a defined prime rate, (ii) the federal funds effective rate plus 1/2 of 1.00% or (iii) a one-month LIBOR rate plus 1.00% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin.  The applicable margin is up to 1.25% with respect to base rate borrowings and up to 2.25% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on the historical excess availability under the Asset-Based Revolving Credit Facility.  The interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 2.00% at January 26, 2013.   In addition, NMG is required to pay a commitment fee in respect of unused commitments of (a) 0.375% per annum during any applicable period in which the average revolving loan utilization is 40% or more or (b) 0.50% per annum during any applicable period in which the average revolving loan utilization is less than 40%.  NMG must also pay customary letter of credit fees and agency fees.

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

NMG may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time without premium or penalty other than customary “breakage” costs with respect to LIBOR loans.  There is no scheduled amortization under the Asset-Based Revolving Credit Facility; the principal amount of the revolving loans outstanding thereunder will be due and payable in full on May 17, 2016, unless extended, or if earlier, the maturity date of the Senior Secured Term Loan Facility (subject to certain exceptions).

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

The recorded value of the outstanding borrowings under the Asset-Based Revolving Credit Facility at January 26, 2013 approximated fair value based on similar rates offered for debt of similar remaining maturities and credit risk (Level 2 determination of fair value).

In November 2012, NMG entered into an amendment to its Asset-Based Revolving Credit Facility to permit the Refinancing Transactions.

Senior Secured Term Loan Facility.  In October 2005, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility.  In May 2011, NMG entered into an amendment and restatement (the TLF Amendment) of the Senior Secured Term Loan Facility.  The TLF Amendment increased the amount of borrowings to $2,060.0 million and extended the maturity of the loans to May 16, 2018.  Loans that were not extended under the TLF Amendment were refinanced.  The proceeds of the incremental borrowings under the term loan facility, along with cash on hand, were used to repurchase or redeem the $752.4 million principal amount outstanding of Senior Notes.  The TLF Amendment also provided for an uncommitted incremental facility to request lenders to provide additional term loans, upon certain conditions, including that NMG’s secured leverage ratio (as defined in the TLF Amendment) is less than or equal to 4.50 to 1.00 on a pro forma basis after giving effect to the incremental loans and the use of proceeds thereof.  In November 2012, NMG entered into a further amendment to the Senior Secured Term Loan Facility in order to provide for the incurrence of an incremental term loan, increasing the principal amount of that facility to $2,560.0 million.  The incremental term loan under the Senior Secured Term Loan Facility bears interest under the same terms as the previously existing Senior Secured Term Loan Facility and has the same maturity.  The proceeds of the incremental borrowing, along with cash on hand, were used to repurchase or redeem the $500.0 million principal amount outstanding of the Senior Subordinated Notes.

At January 26, 2013, the outstanding balance under the Senior Secured Term Loan Facility was $2,560.0 million.  The principal amount of the loans outstanding is due and payable in full on May 16, 2018.

At January 26, 2013, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of 1) the prime rate of Credit Suisse AG (the administrative agent), 2) the federal funds effective rate plus 1/2 of 1.00% and 3) the adjusted one-month LIBOR rate plus 1.00% or (b) an adjusted LIBOR rate (for a period equal to the relevant interest period, and in any event, never less than 1.25%), subject to certain adjustments, in each case plus an applicable margin.  In addition to extending the maturity of a portion of the existing term loans under the Senior Secured Term Loan Facility, the TLF Amendment changed the “applicable margin” used in calculating the interest rate under the term loans.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.75% at January 26, 2013.  The applicable margin with respect to base rate borrowings was 2.50% and the applicable margin with respect to LIBOR borrowings was 3.50%.

On February 8, 2013, NMG entered into a repricing amendment with respect to the Senior Secured Term Loan Facility.  The amendment provides for (i) an immediate reduction in the interest rate margin applicable to the loans outstanding under the Senior Secured Term Loan Facility from (a) 3.50% to 3.00% for LIBOR borrowings and (b) 2.50% to 2.00% for base rate borrowings, (ii) an immediate lowering of the LIBOR floor for loans outstanding under the Senior Secured Term Loan Facility from 1.25% to 1.00% and (iii) the borrowing of incremental term loans, the proceeds of which were used to repay the outstanding loans of lenders that do not consent to the repricing amendment (the “Non-Consenting Lenders”) in an aggregate principal amount of approximately $99.6 million, which is the amount of loans held by such Non-Consenting Lenders on February 8, 2013.

Depending on its leverage ratio as defined by the credit agreement governing the Senior Secured Term Loan Facility, NMG could be required to prepay outstanding term loans from its annual excess cash flow, as defined.  Such required payments commence at 50% of NMG’s annual excess cash flow (which percentage will be reduced to 25% if NMG’s total leverage ratio is less than a specified ratio and will be reduced to 0% if NMG’s total leverage ratio is less than a specified ratio).  We were not required to prepay any outstanding term loans pursuant to the annual excess cash flow requirements in fiscal year 2012.  NMG also must offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the proceeds of certain asset sales under certain circumstances.

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

The credit agreement governing the Senior Secured Term Loan Facility contains a number of negative covenants and covenants related to the security arrangements for the Senior Secured Term Loan Facility.  The credit agreement also contains customary affirmative covenants and events of default, including a cross-default provision in respect of any other indebtedness that has an aggregate principal amount exceeding $50 million.

For a more detailed description of the Senior Secured Term Loan Facility (prior to giving effect to the Refinancing Transactions and the February 8, 2013 amendment), refer to Note 5 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 28, 2012.

The fair value of the Senior Secured Term Loan Facility was approximately $2,572.8 million at January 26, 2013, $2,047.1 million at July 28, 2012 and $2,024.0 million at January 28, 2012 based on prevailing market rates (Level 2 determination of fair value).

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

The fair value of the 2028 Debentures was approximately $125.6 million at January 26, 2013, $118.1 million at July 28, 2012 and $113.9 million at January 28, 2012 based on quoted market prices (Level 2 determination of fair value).

Senior Subordinated Notes.  In November 2012, NMG repurchased and cancelled $294.2 million principal amount of its Senior Subordinated Notes through a tender offer and redeemed the remaining $205.8 million principal amount of notes on December 31, 2012 (after which no Senior Subordinated Notes remained outstanding).  NMG’s payments to holders of the Senior Subordinated Notes in the tender offer and redemption (including transaction costs), taken together, aggregated approximately $510.7 million.

Maturities of Long-term Debt.  Annual maturities of long-term debt during the next five fiscal years and thereafter are as follows (in millions):

2014	$—
2015	—
2016	20.0
2017	—
2018	2,560.0
Thereafter	122.0

The previous table does not reflect future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

Loss on Debt Extinguishment.  In connection with the Refinancing Transactions, we incurred a loss on debt extinguishment of $15.6 million, which included 1) costs of $10.7 million related to the tender for and redemption of our Senior Subordinated Notes and 2) the write-off of $4.9 million of debt issuance costs related to the initial issuance of the Senior Subordinated Notes.  The total loss on debt extinguishment was recorded in the second quarter of fiscal year 2013 as a component of interest expense.  In addition, we incurred debt issuance costs in the second quarter of fiscal year 2013 of approximately $7.3 million, which are being amortized over the term of the amended debt facility.

Interest Expense.  The significant components of interest expense are as follows:

	Thirteen weeks ended		Twenty-Six weeks ended
(in thousands)	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012

Asset-Based Revolving Credit Facility	$416	$—	$1,262	$—
Senior Secured Term Loan Facility	28,495	24,463	53,230	49,197
2028 Debentures	2,227	2,227	4,453	4,453
Senior Subordinated Notes	6,063	12,968	19,031	25,936
Amortization of debt issue costs	2,041	2,136	4,148	4,244
Other, net	2,534	1,708	4,756	3,077
Capitalized interest	(45)	(417)	(58)	(728)
	$41,731	$43,085	$86,822	$86,179
Loss on debt extinguishment	15,597	—	15,597	—
Interest expense, net	$57,328	$43,085	$102,419	$86,179

4.              Derivative Financial Instruments

NMG has entered into interest rate cap agreements (at a cost of $5.8 million) for an aggregate notional amount of $1,000.0 million in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness.  The interest rate cap agreements cap LIBOR at 2.50% from December 2012 through December 2014 with respect to the $1,000.0 million notional amount of such agreements.  In the event LIBOR is less than 2.50%, NMG will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than 2.50%, NMG will pay interest at the capped rate of 2.50%.

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

(in thousands)	January 26, 2013	July 28, 2012	January 28, 2012

Interest rate caps (included in other long-term assets)	$150	$531	$889

Accumulated other comprehensive loss, net of taxes	$2,617	$5,592	$6,126

Gains and losses realized due to the expiration of applicable portions of the interest rate caps are reclassified to interest expense at the time our quarterly interest payments are made.  A summary of the recorded amounts related to our interest rate caps reflected in our Condensed Consolidated Statements of Earnings is as follows:

	Thirteen weeks ended		Twenty-Six weeks ended
(in thousands)	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012

Realized hedging losses — included in interest expense, net	$1,640	$707	$3,068	$1,209

The amount of losses recorded in other comprehensive loss at January 26, 2013 that is expected to be reclassified into interest expense in the next twelve months, if interest rates remain unchanged, is approximately $1.3 million.

5.              Investment in Foreign E-Commerce Retailer

In the third quarter of fiscal year 2012, we made a $29.4 million strategic investment in Glamour Sales Holding Limited (Glamour Sales), a privately held e-commerce company based in Hong Kong with leading flash sales websites in Asia.  Through our investment in Glamour Sales, we launched a full-price e-commerce website in China in the second quarter of fiscal year 2013.  This site features a mix of full-priced, current season products.  Our 37% non-controlling investment in the entity is accounted for under the equity method.  The investment is included in other long-term assets within the Condensed Consolidated Balance Sheets.  The carrying value of our investment at January 26, 2013 was $22.7 million after reduction for our equity in the losses of Glamour Sales.  In February 2013, we made an additional $10.0 million investment in Glamour Sales increasing our ownership interest to 44%.

6.              Income Taxes

Our effective income tax rate for the second quarter of fiscal year 2013 was 39.7% compared to 38.9% for the second quarter of fiscal year 2012.  Our effective income tax rate for year-to-date fiscal 2013 was 39.9% compared to 39.1% for year-to-date fiscal 2012.  Our effective income tax rates for the second quarter and year-to-date period of fiscal year 2013 and the prior fiscal year periods exceeded the statutory rate primarily due to state income taxes.  Additionally, our effective income tax rates for the second quarter and year-to-date period of fiscal year 2013 were unfavorably impacted by the lack of a U.S. tax benefit related to the losses from our investment in a foreign e-commerce retailer.

At January 26, 2013, the gross amount of unrecognized tax benefits was $3.5 million, ($2.3 million of which would impact our effective tax rate, if recognized).  We classify interest and penalties as a component of income tax expense and our liability for accrued interest and penalties was $5.1 million at January 26, 2013, $5.2 million at July 28, 2012 and $7.0 million at January 28, 2012.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  During the second quarter of fiscal year 2013, the Internal Revenue Service (IRS) began its audit of our fiscal year 2010 and 2011 income tax returns and closed its audit of our fiscal year 2008 and 2009 income tax returns.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2008.  We believe our recorded tax liabilities as of January 26, 2013 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

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

Obligations for our employee benefit plans, included in other long-term liabilities, are as follows:

(in thousands)	January 26, 2013	July 28, 2012	January 28, 2012

Pension Plan	$172,692	$175,953	$98,579
SERP Plan	114,614	117,562	99,193
Postretirement Plan	17,427	17,466	15,226
	304,733	310,981	212,998
Less: current portion	(5,904)	(6,282)	(5,599)
Long-term portion of benefit obligations	$298,829	$304,699	$207,399

As of January 26, 2013, we had $139.3 million (net of taxes of $90.5 million) of adjustments to such obligations recorded as increases to accumulated other comprehensive loss.

Funding Policy and Plan Status.  Our policy is to fund the Pension Plan at or above the minimum required by law.  In fiscal year 2012, we were not required to make contributions to the Pension Plan; however, we made a voluntary contribution to our Pension Plan of $29.3 million in fiscal year 2012.  As of January 26, 2013, we do not believe we will be required to make contributions to the Pension Plan for fiscal year 2013.  We will continue to evaluate voluntary contributions to our Pension Plan based upon the unfunded position of the Pension Plan, our available liquidity and other factors.

Costs of Benefits.  The components of the expenses we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Thirteen weeks ended		Twenty-Six weeks ended
(in thousands)	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012

Pension Plan:
Interest cost	$5,311	$6,190	$10,622	$12,380
Expected return on plan assets	(6,595)	(6,774)	(13,190)	(13,548)
Net amortization of losses	1,572	654	3,144	1,308
Pension Plan expense	$288	$70	$576	$140

SERP Plan:
Interest cost	$1,009	$1,204	$2,018	$2,408
Net amortization of losses	131	—	262	—
SERP Plan expense	$1,140	$1,204	$2,280	$2,408

Postretirement Plan:
Service cost	$9	$8	$18	$17
Interest cost	163	195	326	390
Net amortization of prior service cost	(389)	(389)	(778)	(778)
Net amortization of losses	147	106	294	212
Postretirement Plan income	$(70)	$(80)	$(140)	$(159)

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

	Thirteen weeks ended		Twenty-Six weeks ended
(in thousands, except number of options and per option price)	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012

Stock compensation expense	$2,469	$1,900	$4,585	$3,033

Stock option grants:
Number of options granted	8,000	—	10,200	25,756
Weighted average grant date fair value	$949	$—	$927	$860

Stock option exercises:
Number of options exercised	472	2,716	2,915	6,504
Weighted average exercise price	$775	$1,100	$1,006	$696

10.       Transactions with Sponsors

Pursuant to a management services agreement with affiliates of the Sponsors, and in exchange for ongoing consulting and management advisory services that are provided to us by the Sponsors and their affiliates, affiliates of the Sponsors receive an aggregate annual management fee equal to the lesser of (i) 0.25% of our consolidated annual revenues or (ii) $10 million.  Affiliates of the Sponsors also receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with services provided pursuant to the agreement.  These management fees are payable quarterly in arrears.  We recorded management fees of $6.1 million during year-to-date fiscal 2013 and $5.7 million during year-to-date fiscal 2012, which are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings.

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

12.       Commitments and Contingencies

Long-term Incentive Plan.  We have a long-term incentive plan (Long-term Incentive Plan) that provides for a cash incentive payable to certain employees upon a change of control, as defined, subject to the attainment of certain performance objectives.  Performance objectives and targets are based on cumulative EBITDA (as defined in the plan) percentages for rolling three year periods beginning in fiscal year 2006.  Earned awards for each completed performance period will be credited to a book account and will earn interest at a contractually defined annual rate until the award is paid.  Awards will be paid upon a change of control, as defined, or an initial public offering, as defined, subject to the requirement that, in each case, the internal rate of return to the Sponsors is positive.  As of January 26, 2013, the vested participant balance in the Long-term Incentive Plan aggregated $11.2 million.

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

Litigation.  On April 30, 2010, a Class Action Complaint for Injunction and Equitable Relief was filed in the United States District Court for the Central District of California by Sheila Monjazeb, individually and on behalf of other members of the general public similarly situated, against the Company, Newton Holding, LLC, TPG Capital, L.P. and Warburg Pincus LLC.  On July 12, 2010, all defendants except for the Company were dismissed without prejudice, and on August 20, 2010, this case was refiled in the Superior Court of California for San Francisco County.  This complaint, along with a similar class action lawsuit originally filed by Bernadette Tanguilig in 2007, alleges that the Company has engaged in various violations of the California Labor Code and Business and Professions Code, including without limitation 1) asking employees to work “off the clock,” 2) failing to provide meal and rest breaks to its employees, 3) improperly calculating deductions on paychecks delivered to its employees and 4) failing to provide a chair or allow employees to sit during shifts.  On October 24, 2011, the court granted the Company’s motion to compel Ms. Monjazeb and a co-plaintiff to participate in the Company’s Mandatory Arbitration Agreement, foreclosing a class action in that case.  The court then determined that Ms. Tanguilig could not represent employees who are subject to our Mandatory Arbitration Agreement, thereby limiting the putative class action to those associates who were employed between December 2004 and July 15, 2007 (the effective date of our Mandatory Arbitration Agreement).  Ms. Monjazeb filed a demand for arbitration as a class action, which is prohibited under the Mandatory Arbitration Agreement.  In response to Ms. Monjazeb’s demand for arbitration as a class action, the American Arbitration Association (AAA) referred the resolution of such request back to the arbitrator.  We filed a motion to stay the decision of the AAA pending a ruling by the trial court; the trial court determined that the arbitration agreement was unenforceable due to a recent California case.  We asserted that the trial court does not have jurisdiction to change its earlier determination of the enforceability of the arbitration agreement and have appealed the court’s decision.  In addition, the National Labor Relations Board (NLRB) has issued a complaint alleging that the Mandatory Arbitration Agreement’s class action prohibition violates employees’ rights to engage in concerted activity, which is set for hearing in Los Angeles on March 18, 2013.  We will continue to vigorously defend our interests in these matters.  Currently, we cannot reasonably estimate the amount of loss, if any, arising from these matters.  We will continue to evaluate these matters based on subsequent events, new information and future circumstances.

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

Other.  We had no outstanding irrevocable letters of credit at January 26, 2013.  We had approximately $5.3 million in surety bonds at January 26, 2013 relating primarily to merchandise imports and state sales tax and utility requirements.

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

The following tables set forth the information for our reportable segments:

	Thirteen weeks ended		Twenty-Six weeks ended
(in thousands)	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012

REVENUES
Specialty Retail Stores	$1,047,657	$1,012,259	$1,898,935	$1,824,048
On-line	314,707	266,890	531,967	458,241
Total	$1,362,364	$1,279,149	$2,430,902	$2,282,289

OPERATING EARNINGS
Specialty Retail Stores	$106,632	$101,113	$231,067	$226,559
On-line	45,528	36,873	78,266	65,018
Corporate expenses	(12,619)	(17,304)	(28,019)	(33,995)
Equity in loss of foreign e-commerce retailer	(3,218)	—	(5,251)	—
Amortization of intangible assets and favorable lease commitments	(11,914)	(11,998)	(23,827)	(26,127)
Total	$124,409	$108,684	$252,236	$231,455

CAPITAL EXPENDITURES
Specialty Retail Stores	$26,491	$31,930	$58,547	$59,523
On-line	6,802	8,259	14,706	13,892
Total	$33,293	$40,189	$73,253	$73,415

DEPRECIATION EXPENSE
Specialty Retail Stores	$26,254	$25,935	$52,883	$51,754
On-line	5,895	4,504	11,517	8,788
Other	1,236	1,289	2,480	2,613
Total	$33,385	$31,728	$66,880	$63,155

	January 26, 2013	January 28, 2012
ASSETS
Tangible assets of Specialty Retail Stores	$1,757,365	$1,766,501
Tangible assets of On-line	207,936	186,434
Corporate assets:
Intangible assets related to Specialty Retail Stores	2,628,209	2,674,922
Intangible assets related to On-line	440,981	442,091
Other	115,145	396,930
Total	$5,149,636	$5,466,878

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

	January 26, 2013
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$45,674	$11,227	$—	$56,901
Merchandise inventories	—	815,532	104,093	—	919,625
Other current assets	—	122,152	14,164	—	136,316
Total current assets	—	983,358	129,484	—	1,112,842
Property and equipment, net	—	796,156	106,661	—	902,817
Goodwill	—	1,107,753	155,680	—	1,263,433
Intangible assets, net	—	263,363	1,542,394	—	1,805,757
Other assets	—	40,567	24,220	—	64,787
Investments in subsidiaries	718,333	1,850,497	—	(2,568,830)	—
Total assets	$718,333	$5,041,694	$1,958,439	$(2,568,830)	$5,149,636
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$236,667	$24,368	$—	$261,035
Accrued liabilities	—	327,120	82,027	—	409,147
Total current liabilities	—	563,787	106,395	—	670,182
Long-term liabilities:
Long-term debt	—	2,701,980	—	—	2,701,980
Deferred income taxes	—	617,834	—	—	617,834
Other long-term liabilities	—	439,760	1,547	—	441,307
Total long-term liabilities	—	3,759,574	1,547	—	3,761,121
Total shareholders’ equity	718,333	718,333	1,850,497	(2,568,830)	718,333
Total liabilities and shareholders’ equity	$718,333	$5,041,694	$1,958,439	$(2,568,830)	$5,149,636

	July 28, 2012
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$48,308	$945	$—	$49,253
Merchandise inventories	—	838,837	100,980	—	939,817
Other current assets	—	141,913	12,752	—	154,665
Total current assets	—	1,029,058	114,677	—	1,143,735
Property and equipment, net	—	788,320	106,158	—	894,478
Goodwill	—	1,107,753	155,680	—	1,263,433
Intangible assets, net	—	280,848	1,548,736	—	1,829,584
Other assets	—	41,113	29,512	—	70,625
Investments in subsidiaries	615,543	1,853,889	—	(2,469,432)	—
Total assets	$615,543	$5,100,981	$1,954,763	$(2,469,432)	$5,201,855
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$303,397	$28,011	$—	$331,408
Accrued liabilities	—	322,699	71,122	—	393,821
Total current liabilities	—	626,096	99,133	—	725,229
Long-term liabilities:
Long-term debt	—	2,781,882	—	—	2,781,882
Deferred income taxes	—	626,605	—	—	626,605
Other long-term liabilities	—	450,855	1,741	—	452,596
Total long-term liabilities	—	3,859,342	1,741	—	3,861,083
Total shareholders’ equity	615,543	615,543	1,853,889	(2,469,432)	615,543
Total liabilities and shareholders’ equity	$615,543	$5,100,981	$1,954,763	$(2,469,432)	$5,201,855

	January 28, 2012
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$432,217	$897	$—	$433,114
Merchandise inventories	—	759,274	97,647	—	856,921
Other current assets	—	111,698	12,389	—	124,087
Total current assets	—	1,303,189	110,933	—	1,414,122
Property and equipment, net	—	781,376	104,801	—	886,177
Goodwill	—	1,107,753	155,680	—	1,263,433
Intangible assets, net	—	298,395	1,555,185	—	1,853,580
Other assets	—	47,920	1,646	—	49,566
Investments in subsidiaries	1,083,868	1,818,193	—	(2,902,061)	—
Total assets	$1,083,868	$5,356,826	$1,928,245	$(2,902,061)	$5,466,878
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$234,134	$25,780	$—	$259,914
Accrued liabilities	—	340,283	82,516	—	422,799
Total current liabilities	—	574,417	108,296	—	682,713
Long-term liabilities:
Long-term debt	—	2,681,784	—	—	2,681,784
Deferred income taxes	—	668,756	—	—	668,756
Other long-term liabilities	—	348,001	1,756	—	349,757
Total long-term liabilities	—	3,698,541	1,756	—	3,700,297
Total shareholders’ equity	1,083,868	1,083,868	1,818,193	(2,902,061)	1,083,868
Total liabilities and shareholders’ equity	$1,083,868	$5,356,826	$1,928,245	$(2,902,061)	$5,466,878

	Thirteen weeks ended January 26, 2013
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,152,434	$209,930	$—	$1,362,364
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	772,875	148,802	—	921,677
Selling, general and administrative expenses (excluding depreciation)	—	247,186	34,842	—	282,028
Income from credit card program	—	(12,999)	(1,268)	—	(14,267)
Depreciation expense	—	30,189	3,196	—	33,385
Amortization of intangible assets and favorable lease commitments	—	8,743	3,171	—	11,914
Equity in loss of foreign e-commerce retailer	—	—	3,218	—	3,218
Operating earnings	—	106,440	17,969	—	124,409
Interest expense, net	—	57,328	—	—	57,328
Intercompany royalty charges (income)	—	62,996	(62,996)	—	—
Equity in (earnings) loss of subsidiaries	(40,436)	(80,965)	—	121,401	—
Earnings (loss) before income taxes	40,436	67,081	80,965	(121,401)	67,081
Income tax expense	—	26,645	—	—	26,645
Net earnings (loss)	$40,436	$40,436	$80,965	$(121,401)	$40,436
Total other comprehensive earnings (loss), net of tax	3,350	3,350	—	(3,350)	3,350
Total comprehensive earnings (loss)	$43,786	$43,786	$80,965	$(124,751)	$43,786

	Thirteen weeks ended January 28, 2012
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,070,317	$208,832	$—	$1,279,149
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	713,548	145,780	—	859,328
Selling, general and administrative expenses (excluding depreciation)	—	247,838	32,806	—	280,644
Income from credit card program	—	(11,937)	(1,296)	—	(13,233)
Depreciation expense	—	28,287	3,441	—	31,728
Amortization of intangible assets and favorable lease commitments	—	8,773	3,225	—	11,998
Operating earnings	—	83,808	24,876	—	108,684
Interest expense, net	—	43,084	1	—	43,085
Intercompany royalty charges (income)	—	59,509	(59,509)	—	—
Equity in (earnings) loss of subsidiaries	(40,088)	(84,384)	—	124,472	—
Earnings (loss) before income taxes	40,088	65,599	84,384	(124,472)	65,599
Income tax expense	—	25,511	—	—	25,511
Net earnings (loss)	$40,088	$40,088	$84,384	$(124,472)	$40,088
Total other comprehensive (loss) earnings, net of tax	(1,016)	(1,016)	—	1,016	(1,016)
Total comprehensive earnings (loss)	$39,072	$39,072	$84,384	$(123,456)	$39,072

	Twenty-Six weeks ended January 26, 2013
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,030,568	$400,334	$—	$2,430,902
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,309,798	257,331	—	1,567,129
Selling, general and administrative expenses (excluding depreciation)	—	471,283	70,510	—	541,793
Income from credit card program	—	(23,849)	(2,365)	—	(26,214)
Depreciation expense	—	60,169	6,711	—	66,880
Amortization of intangible assets and favorable lease commitments	—	17,486	6,341	—	23,827
Equity in loss of foreign e-commerce retailer	—	—	5,251	—	5,251
Operating earnings	—	195,681	56,555	—	252,236
Interest expense, net	—	102,417	2	—	102,419
Intercompany royalty charges (income)	—	113,634	(113,634)	—	—
Equity in (earnings) loss of subsidiaries	(90,051)	(170,187)	—	260,238	—
Earnings (loss) before income taxes	90,051	149,817	170,187	(260,238)	149,817
Income tax expense	—	59,766	—	—	59,766
Net earnings (loss)	$90,051	$90,051	$170,187	$(260,238)	$90,051
Total other comprehensive earnings (loss), net of tax	6,923	6,923	—	(6,923)	6,923
Total comprehensive earnings (loss)	$96,974	$96,974	$170,187	$(267,161)	$96,974

	Twenty-Six weeks ended January 28, 2012
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,894,120	$388,169	$—	$2,282,289
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,217,823	248,914	—	1,466,737
Selling, general and administrative expenses (excluding depreciation)	—	456,125	64,588	—	520,713
Income from credit card program	—	(23,555)	(2,343)	—	(25,898)
Depreciation expense	—	56,220	6,935	—	63,155
Amortization of intangible assets and favorable lease commitments	—	19,677	6,450	—	26,127
Operating earnings	—	167,830	63,625	—	231,455
Interest expense, net	—	86,177	2	—	86,179
Intercompany royalty charges (income)	—	108,010	(108,010)	—	—
Equity in (earnings) loss of subsidiaries	(88,504)	(171,633)	—	260,137	—
Earnings (loss) before income taxes	88,504	145,276	171,633	(260,137)	145,276
Income tax expense	—	56,772	—	—	56,772
Net earnings (loss)	$88,504	$88,504	$171,633	$(260,137)	$88,504
Total other comprehensive (loss) earnings, net of tax	(1,458)	(1,458)	—	1,458	(1,458)
Total comprehensive earnings (loss)	$87,046	$87,046	$171,633	$(258,679)	$87,046

	Twenty-Six weeks ended January 26, 2013
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$90,051	$90,051	$170,187	$(260,238)	$90,051
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	81,803	13,052	—	94,855
Loss on debt extinguishment		15,597	—	—	15,597
Equity in loss of foreign e-commerce retailer	—	—	5,251	—	5,251
Deferred income taxes	—	(10,130)	—	—	(10,130)
Other	—	9,306	(152)	—	9,154
Intercompany royalty income payable (receivable)	—	113,634	(113,634)	—	—
Equity in (earnings) loss of subsidiaries	(90,051)	(170,187)	—	260,238	—
Changes in operating assets and liabilities, net	—	30,400	(56,266)	—	(25,866)
Net cash provided by operating activities	—	160,474	18,438	—	178,912
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(65,097)	(8,156)	—	(73,253)
Net cash used for investing activities	—	(65,097)	(8,156)	—	(73,253)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Senior Secured Term Loan Facility	—	500,000	—	—	500,000
Borrowings under Senior Secured Asset-Based Revolving Credit Facility	—	100,000	—	—	100,000
Repayment of borrowings	—	(690,668)	—	—	(690,668)
Debt issuance costs paid	—	(7,343)	—	—	(7,343)
Net cash used for financing activities	—	(98,011)	—	—	(98,011)
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(2,634)	10,282	—	7,648
Beginning balance	—	48,308	945	—	49,253
Ending balance	$—	$45,674	$11,227	$—	$56,901

	Twenty-Six weeks ended January 28, 2012
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$88,504	$88,504	$171,633	$(260,137)	$88,504
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	80,141	13,385	—	93,526
Deferred income taxes	—	(16,242)	—	—	(16,242)
Other	—	(2,185)	93	—	(2,092)
Intercompany royalty income payable (receivable)	—	108,010	(108,010)	—	—
Equity in (earnings) loss of subsidiaries	(88,504)	(171,633)	—	260,137	—
Changes in operating assets and liabilities, net	—	91,689	(69,853)	—	21,836
Net cash provided by operating activities	—	178,284	7,248	—	185,532
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(66,338)	(7,077)	—	(73,415)
Net cash used for investing activities	—	(66,338)	(7,077)	—	(73,415)
CASH FLOWS—FINANCING ACTIVITIES
Debt issuance costs paid	—	(594)	—	—	(594)
Net cash used for financing activities	—	(594)	—	—	(594)
CASH AND CASH EQUIVALENTS
Increase during the period	—	111,352	171	—	111,523
Beginning balance	—	320,865	726	—	321,591
Ending balance	$—	$432,217	$897	$—	$433,114

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

The Company is a subsidiary of Newton Holding, LLC (Holding), which is controlled by investment funds affiliated with TPG and Warburg Pincus LLC (collectively, the Sponsors).  The Company’s operations are conducted through its wholly-owned subsidiary, The Neiman Marcus Group, Inc. (NMG).  The Sponsors acquired NMG in a leveraged transaction in October 2005 (the Acquisition).

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar.  All references to the second quarter of fiscal year 2013 relate to the thirteen weeks ended January 26, 2013.  All references to the second quarter of fiscal year 2012 relate to the thirteen weeks ended January 28, 2012.  All references to year-to-date fiscal 2013 relate to the twenty-six weeks ended January 26, 2013.  All references to year-to-date fiscal 2012 relate to the twenty-six weeks ended January 28, 2012.

Fiscal Year 2013 Summary

A summary of our operating results is as follows:

•                  Revenues - Our revenues for the second quarter of fiscal year 2013 were $1,362.4 million, an increase of 6.5% as compared to the second quarter of fiscal year 2012.  Our revenues for year-to-date fiscal 2013 were $2,430.9 million, an increase of 6.5% compared to year-to-date fiscal 2012.  Increases in comparable revenues were:

	Thirteen weeks ended		Twenty-Six weeks ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
Specialty Retail Stores	2.0%	7.8%	2.7%	7.2%
On-line	17.9%	13.5%	16.1%	14.2%
Total	5.3%	9.0%	5.4%	8.5%

For Specialty Retail Stores, our sales per square foot for the last twelve trailing months were $542 as of January 26, 2013, $539 as of October 27, 2012 and $525 as of January 28, 2012.

•                  Cost of goods sold including buying and occupancy costs (excluding depreciation) (COGS) - COGS increased in the second quarter of fiscal year 2013 by 0.5% of revenues compared to the second quarter of fiscal year 2012.  COGS increased by 0.2% of revenues compared to year-to-date fiscal 2012.  The increases in COGS, as percentages of revenues, were primarily due to higher markdowns and promotional costs required in the first and second quarters of fiscal year 2013 as a result of lower than expected customer demand.

•                  Selling, general and administrative expenses (excluding depreciation) (SG&A) - SG&A decreased by 1.2% of revenues compared to the second quarter of fiscal year 2012 and decreased by 0.5% of revenues compared to year-to-date fiscal 2012.  The lower levels of SG&A expenses, as a percentage of revenues, primarily reflect 1) lower current and long-term incentive compensation costs and 2) the leveraging of payroll and other costs on higher revenues, partially offset by 3) higher planned selling and On-line marketing costs incurred in connection with the continuing expansion of our omni-channel capabilities.

•                  Operating earnings - Total operating earnings in the second quarter of fiscal year 2013 were $124.4 million, or 9.1% of revenues compared to operating earnings of $108.7 million, or 8.5% of revenues in the second quarter of fiscal year 2012.  Our operating earnings margin increased by 0.6% of revenues in the second quarter of fiscal year 2013 primarily due to:

•            lower SG&A expenses of 1.2% of revenues primarily driven by lower current and long-term incentive compensation costs; partially offset by

•            an increase in COGS of 0.5% of revenues primarily due to higher markdowns and promotional costs; and

•            our equity in losses from our investment in a foreign e-commerce retailer of 0.2% of revenues.

Total operating earnings in year-to-date fiscal 2013 were $252.2 million, or 10.4% of revenues, compared to $231.5 million, or 10.1% of revenues, in year-to-date fiscal 2012.  Our operating earnings margin increased by 0.3% of revenues in year-to-date fiscal 2013 primarily due to:

•            lower SG&A expenses of 0.5% of revenues primarily driven by lower current and long-term incentive compensation costs; and

•            lower depreciation and amortization charges of 0.2% of revenues; partially offset by

•            an increase in COGS of 0.2% of revenues primarily due to higher markdowns and promotional costs; and

•            our equity in losses from our investment in a foreign e-commerce retailer of 0.2% of revenues.

•                  Liquidity - Net cash provided by our operating activities was $178.9 million in year-to-date fiscal 2013 compared to $185.5 million in year-to-date fiscal 2012.  The decrease in net cash provided by operating activities was primarily due to higher working capital requirements.  We held cash balances of $56.9 million at January 26, 2013 compared to $433.1 million at January 28, 2012.  The decrease in cash of $376.2 million was primarily due to distributions of $449.3 million to shareholders and certain option holders as a result of the payment of the Dividend in March 2012. At January 26, 2013, we had $20.0 million of borrowings outstanding under the Asset-Based Revolving Credit Facility, no outstanding letters of credit and $610.0 million of unused borrowing availability.

•                  Outlook - While we have experienced more favorable economic conditions in recent quarters, domestic and global economic conditions remain volatile.  As a result, we continue to plan our business to balance current business trends and conditions with our long-term initiatives and growth strategies.

At January 26, 2013, on-hand inventories totaled $919.6 million, a 7.3% increase from January 28, 2012.  Based on our current inventory position, we will continue to closely monitor and align our inventory levels and purchases with anticipated customer demand.

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net revenues for the periods indicated.

	Thirteen weeks ended		Twenty-Six weeks ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs (excluding depreciation)	67.7	67.2	64.5	64.3
Selling, general and administrative expenses (excluding depreciation)	20.7	21.9	22.3	22.8
Income from credit card program	(1.0)	(1.0)	(1.1)	(1.1)
Depreciation expense	2.5	2.5	2.8	2.8
Amortization of intangible assets	0.6	0.6	0.6	0.8
Amortization of favorable lease commitments	0.3	0.3	0.4	0.4
Equity in loss of foreign e-commerce retailer	0.2	—	0.2	—
Operating earnings	9.1	8.5	10.4	10.1
Interest expense, net	4.2	3.4	4.2	3.8
Earnings before income taxes	4.9	5.1	6.2	6.4
Income tax expense	2.0	2.0	2.5	2.5
Net earnings	3.0%	3.1%	3.7%	3.9%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

	Thirteen weeks ended		Twenty-Six weeks ended
(in millions, except sales per square foot)	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
REVENUES
Specialty Retail Stores	$1,047.7	$1,012.2	$1,898.9	$1,824.1
On-line	314.7	266.9	532.0	458.2
Total	$1,362.4	$1,279.1	$2,430.9	$2,282.3

OPERATING EARNINGS
Specialty Retail Stores	$106.6	$101.1	$231.1	$226.6
On-line	45.5	36.9	78.2	65.0
Corporate expenses	(12.6)	(17.3)	(28.0)	(34.0)
Equity in loss of foreign e-commerce retailer	(3.2)	—	(5.3)	—
Amortization of intangible assets and favorable lease commitments	(11.9)	(12.0)	(23.8)	(26.1)
Total	$124.4	$108.7	$252.2	$231.5

OPERATING PROFIT MARGIN
Specialty Retail Stores	10.2%	10.0%	12.2%	12.4%
On-line	14.5%	13.8%	14.7%	14.2%
Total	9.1%	8.5%	10.4%	10.1%

CHANGE IN COMPARABLE REVENUES (1)
Specialty Retail Stores	2.0%	7.8%	2.7%	7.2%
On-line	17.9%	13.5%	16.1%	14.2%
Total	5.3%	9.0%	5.4%	8.5%

SALES PER SQUARE FOOT (2)
Specialty Retail Stores	$161	$158	$291	$284

STORE COUNT
Neiman Marcus and Bergdorf Goodman full-line stores:
Open at beginning of period	44	43	44	43
Closed during the period	(1)	—	(1)	—
Open at end of period	43	43	43	43
Neiman Marcus Last Call stores:
Open at beginning of period	34	30	33	30
Opened during the period	1	1	2	1
Open at end of period	35	31	35	31

NON-GAAP FINANCIAL MEASURE EBITDA (3)	$169.7	$152.4	$342.9	$320.7

(1)         Comparable revenues include 1) revenues derived from our retail stores open for more than fifty-two weeks, including stores that have been relocated or expanded and 2) revenues from our On-line operation.  Comparable revenues exclude revenues of closed stores.  We closed our Neiman Marcus store in Minneapolis in January 2013.

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise.  These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor.  Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise.  These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold.  We received vendor allowances of $47.2 million, or 1.9% of revenues in year-to-date fiscal 2013 and $46.8 million, or 2.1% of revenues in year-to-date fiscal 2012.  The amounts of vendor allowances we receive fluctuate based on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during year-to-date fiscal 2013 and 2012.

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

•                  changes in delivery and processing costs and our ability to pass such costs onto the customer;

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

Advertising costs consist primarily of 1) on-line marketing costs, 2) advertising costs incurred related to the production, printing and distribution of our print catalogs and the production of the photographic content for our websites and 3) print media costs for promotional materials mailed to our customers.  We receive advertising allowances from certain of our merchandise vendors.  Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media.  Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned.  Advertising allowances aggregated approximately $32.8 million, or 1.4% of revenues, in year-to-date fiscal 2013 and $30.8 million, or 1.4% of revenues, in year-to-date fiscal 2012.

We also receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendor’s merchandise.  These allowances are netted against the related compensation expense that we incur.  Amounts received from vendors related to compensation programs were $35.9 million, or 1.5% of revenues, in year-to-date fiscal 2013 and $32.0 million, or 1.4% of revenues, in year-to-date fiscal 2012.

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

Thirteen Weeks Ended January 26, 2013 Compared to Thirteen Weeks Ended January 28, 2012

Revenues.  Our revenues for the second quarter of fiscal year 2013 of $1,362.4 million increased by $83.3 million, or 6.5%, from $1,279.1 million in the second quarter of fiscal year 2012.  The increase in revenues was due to increases in comparable revenues related to a higher level of customer demand, most notably in our On-line operation.  New stores generated revenues of $16.7 million in the second quarter of fiscal year 2013.

Comparable revenues for the thirteen weeks ended January 26, 2013 were $1,345.7 million compared to $1,277.5 million in the second quarter of fiscal year 2012, representing an increase of 5.3%.  Comparable revenues increased in the second quarter of fiscal year 2013 by 2.0% for Specialty Retail Stores and 17.9% for our On-line operation.

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for the second quarter of fiscal year 2013 were 67.7% of revenues compared to 67.2% of revenues for the second quarter of fiscal year 2012.  The increase in COGS by 0.5% of revenues in the second quarter of fiscal year 2013 was primarily due to higher markdowns and promotional costs required in the second quarter of fiscal year 2013 as a result of lower than expected customer demand.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses as a percentage of revenues decreased to 20.7% of revenues in the second quarter of fiscal year 2013 compared to 21.9% of revenues in the prior year fiscal period.  The net decrease in SG&A expenses by 1.2% of revenues in the second quarter of fiscal year 2013 was primarily due to:

•                  lower current and long-term incentive compensation costs of approximately 1.0% of revenues; and

•                  favorable payroll and other costs of approximately 0.2% of revenues primarily due to the leveraging of these expenses on higher revenues.

Income from credit card program.  We earned Program Income of $14.3 million, or 1.0% of revenues, in the second quarter of fiscal year 2013 compared to $13.2 million, or 1.0% of revenues, in the second quarter of fiscal year 2012.

Depreciation and amortization expenses.  Depreciation expense was $33.4 million, or 2.5% of revenues, in the second quarter of fiscal year 2013 compared to $31.7 million, or 2.5% of revenues, in the second quarter of fiscal year 2012.

Amortization of intangible assets (primarily customer lists and favorable lease commitments) aggregated $11.9 million, or 0.9% of revenues, in the second quarter of fiscal year 2013 compared to $12.0 million, or 0.9% of revenues, in the second quarter of fiscal year 2012.

Equity in loss of foreign e-commerce retailer.  In the third quarter of fiscal year 2012, we made a strategic investment in a foreign e-commerce retailer.  This investment is accounted for under the equity method and our equity in the investee’s loss was $3.2 million, or 0.2% of revenues, in the second quarter of fiscal year 2013.

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

	Thirteen weeks ended
(in millions)	January 26, 2013	January 28, 2012
Specialty Retail Stores	$106.6	$101.1
On-line	45.5	36.9
Corporate expenses	(12.6)	(17.3)
Equity in loss of foreign e-commerce retailer	(3.2)	—
Amortization of intangible assets and favorable lease commitments	(11.9)	(12.0)
Total operating earnings	$124.4	$108.7

Operating earnings for our Specialty Retail Stores segment were $106.6 million, or 10.2% of Specialty Retail Stores revenues, for the second quarter of fiscal year 2013 compared to $101.1 million, or 10.0% of Specialty Retail Stores revenues, for the prior year fiscal period.  The increase in operating margin as a percentage of revenues for Specialty Retail Stores was primarily due to:

•               lower SG&A expenses primarily due to lower current incentive compensation costs; partially offset by

•               higher markdowns and promotional costs.

Operating earnings for our On-line segment were $45.5 million, or 14.5% of On-line revenues, in the second quarter of fiscal year 2013 compared to $36.9 million, or 13.8% of On-line revenues, for the prior year fiscal period.  The increase in operating margin as a percentage of revenues for On-line was primarily the result of:

•                  leveraging of buying and occupancy costs and SG&A expenses, net of investments in marketing expenses to support our omni-channel strategies, on the higher level of revenues; partially offset by

•                  lower product margins as a result of higher markdowns and promotional costs and higher delivery and processing net costs; and

•                  higher depreciation expense.

Interest expense.  Net interest expense was $57.3 million, or 4.2% of revenues, in the second quarter of fiscal year 2013 and $43.1 million, or 3.4% of revenues, for the prior year fiscal period.  Excluding the $15.6 million loss on debt extinguishment, net interest expense decreased by $1.4 million in the second quarter of fiscal year 2013.  The significant components of interest expense are as follows:

	Thirteen weeks ended
(in thousands)	January 26, 2013	January 28, 2012

Asset-Based Revolving Credit Facility	$416	$—
Senior Secured Term Loan Facility	28,495	24,463
2028 Debentures	2,227	2,227
Senior Subordinated Notes	6,063	12,968
Amortization of debt issue costs	2,041	2,136
Other, net	2,534	1,708
Capitalized interest	(45)	(417)
	$41,731	$43,085
Loss on debt extinguishment	15,597	—
Interest expense, net	$57,328	$43,085

In connection with the Refinancing Transactions, we incurred a loss on debt extinguishment of $15.6 million, which included 1) costs of $10.7 million related to the tender for and redemption of our Senior Subordinated Notes and 2) the write-off of $4.9 million of debt issuance costs related to the initial issuance of the Senior Subordinated Notes.  The total loss on debt extinguishment was recorded in the second quarter of fiscal year 2013 as a component of interest expense.

Income tax expense.  Our effective income tax rate for the second quarter of fiscal year 2013 was 39.7% compared to 38.9% for the second quarter of fiscal year 2012.  Our effective income tax rate for the second quarter of fiscal year 2013 and the prior year fiscal period exceeded the statutory rate primarily due to state income taxes.  Additionally, our effective income tax rate for the second quarter of fiscal year 2013 was unfavorably impacted by the lack of a U.S. tax benefit related to the losses from our investment in a foreign e-commerce retailer.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  During the second quarter of fiscal year 2013, the Internal Revenue Service (IRS) began its audit of our fiscal year 2010 and 2011 income tax returns and closed its audit of our fiscal year 2008 and 2009 income tax returns.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2008.  We believe our recorded tax liabilities as of January 26, 2013 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

Twenty-Six Weeks Ended January 26, 2013 Compared to Twenty-Six Weeks Ended January 28, 2012

Revenues.  Our revenues for year-to-date fiscal 2013 of $2,430.9 million increased by $148.6 million, or 6.5%, from $2,282.3 million in year-to-date fiscal 2012.  The increase in revenues was due to increases in comparable revenues resulting from a higher level of customer demand, most notably in our On-line operation.  New stores generated revenues of $29.3 million in year-to-date fiscal 2013.

Comparable revenues for the twenty-six weeks ended January 26, 2013 were $2,401.6 million compared to $2,279.2 million in year-to-date fiscal 2012, representing an increase of 5.4%.  Changes in comparable revenues, by quarter and by reportable segment, were:

	Fiscal year 2013			Fiscal year 2012
	Specialty Retail Stores	On-line	Total	Specialty Retail Stores	On-line	Total
First fiscal quarter	3.5%	13.5%	5.4%	6.4%	15.2%	8.0%
Second fiscal quarter	2.0%	17.9%	5.3%	7.8%	13.5%	9.0%

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for year-to-date fiscal 2013 were 64.5% of revenues compared to 64.3% of revenues for year-to-date fiscal 2012.  The increase in COGS of 0.2% of revenues in year-to-date fiscal 2013 was primarily due to:

•                  decreased product margins of approximately 0.4% of revenues due to higher markdowns and promotional costs as a result of lower than expected customer demand; partially offset by

•                  the leveraging of buying and occupancy costs by 0.1% of revenues on higher revenues.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses as a percentage of revenues decreased to 22.3% of revenues in year-to-date fiscal 2013 compared to 22.8% of revenues in the prior year fiscal period.  The decrease in SG&A expenses by 0.5% of revenues in year-to-date fiscal 2013 were primarily due to:

•                  lower current and long-term incentive compensation costs of approximately 0.6% of revenues; and

•                  favorable payroll and other costs of approximately 0.2% of revenues primarily due to the leveraging of these expenses on higher revenues; partially offset by

•                  higher planned selling and on-line marketing costs of approximately 0.3% of revenues incurred in connection with the continuing expansion of our omni-channel capabilities.

Income from credit card program.  We earned Program Income of $26.2 million, or 1.1% of revenues, in year-to-date fiscal 2013 compared to $25.9 million, or 1.1% of revenues, in year-to-date fiscal 2012.

Depreciation and amortization expenses.  Depreciation expense was $66.9 million, or 2.8% of revenues, in year-to-date fiscal 2013 compared to $63.2 million, or 2.8% of revenues, in year-to-date fiscal 2012.

Amortization of intangible assets (primarily customer lists and favorable lease commitments) aggregated $23.8 million, or 1.0% of revenues, in year-to-date fiscal 2013 compared to $26.1 million, or 1.1% of revenues, in year-to-date fiscal 2012.  The decrease in amortization expense is primarily due to certain short-lived intangible assets becoming fully amortized.

Equity in loss of foreign e-commerce retailer.  In the third quarter of fiscal year 2012, we made a strategic investment in a foreign e-commerce retailer.  This investment is accounted for under the equity method and our equity in the investee’s loss was $5.3 million, or 0.2% of revenues, in year-to-date fiscal 2013.

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

	Twenty-Six weeks ended
(in millions)	January 26, 2013	January 28, 2012

Specialty Retail Stores	$231.1	$226.6
On-line	78.2	65.0
Corporate expenses	(28.0)	(34.0)
Equity in loss of foreign e-commerce retailer	(5.3)	—
Amortization of intangible assets and favorable lease commitments	(23.8)	(26.1)
Total operating earnings	$252.2	$231.5

Operating earnings for our Specialty Retail Stores segment were $231.1 million, or 12.2% of Specialty Retail Stores revenues, in year-to-date fiscal 2013 compared to $226.6 million, or 12.4% of Specialty Retail Stores revenues, for the prior year fiscal period.  The decrease in operating margin as a percentage of revenues for Specialty Retail Stores was primarily due to decreased product margins as a result of higher markdowns and promotional costs.

Operating earnings for On-line were $78.2 million, or 14.7% of On-line revenues, in year-to-date fiscal 2013 compared to $65.0 million, or 14.2% of On-line revenues, for the prior year fiscal period.  The increase in operating margin as a percentage of revenues for On-line was primarily the result of:

•                  leveraging of buying and occupancy costs and SG&A expenses, net of investments in marketing expenses to support our omni-channel strategies, on the higher level of revenues; partially offset by

•                  lower product margins as a result of higher markdowns and promotional costs and higher delivery and processing net costs; and

•                  higher depreciation expense.

Interest expense.  Net interest expense was $102.4 million, or 4.2% of revenues, in year-to-date fiscal 2013 and $86.2 million, or 3.8% of revenues, for the prior year fiscal period.  Excluding the $15.6 million loss on debt extinguishment, net interest expense increased by $0.6 million in year-to-date fiscal 2013.  The significant components of interest expense are as follows:

	Twenty-Six weeks ended
(in thousands)	January 26, 2013	January 28, 2012

Asset-Based Revolving Credit Facility	$1,262	$—
Senior Secured Term Loan Facility	53,230	49,197
2028 Debentures	4,453	4,453
Senior Subordinated Notes	19,031	25,936
Amortization of debt issue costs	4,148	4,244
Other, net	4,756	3,077
Capitalized interest	(58)	(728)
	86,822	86,179
Loss on debt extinguishment	15,597	—
Interest expense, net	$102,419	$86,179

Income tax expense.  Our effective income tax rate for year-to-date fiscal 2013 was 39.9% compared to 39.1% for year-to-date fiscal 2012.  Our effective income tax rate for year-to-date fiscal 2013 and the prior year fiscal period exceeded the statutory rate primarily due to state income taxes.  Additionally, our effective income tax rate for year-to-date fiscal 2013 was unfavorably impacted by the lack of a U.S. tax benefit related to the losses from our investment in a foreign e-commerce retailer.

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

The non-GAAP measure of EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing NMG’s Senior Secured Asset-Based Revolving Credit Facility and Senior Secured Term Loan Facility.  EBITDA should not be considered as an alternative to operating earnings or net earnings as a measure of operating performance.  In addition, EBITDA is not presented as and should not be considered as an alternative to cash flows as a measure of liquidity.  EBITDA has important limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.  For example, EBITDA:

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

The following table reconciles net earnings as reflected in our Condensed Consolidated Statements of Earnings prepared in accordance with GAAP to EBITDA:

	Thirteen weeks ended		Twenty-Six weeks ended
(dollars in millions)	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012

Net earnings	$40.4	$40.1	$90.1	$88.5
Income tax expense	26.7	25.5	59.7	56.7
Interest expense, net	57.3	43.1	102.4	86.2
Depreciation expense	33.4	31.7	66.9	63.2
Amortization of intangible assets and favorable lease commitments	11.9	12.0	23.8	26.1
EBITDA	$169.7	$152.4	$342.9	$320.7
EBITDA as a percentage of revenues	12.5%	11.9%	14.1%	14.1%

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

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of inventories.  We have typically financed our cash requirements with available cash balances, cash flows from operations and, if necessary, with cash provided from borrowings under our credit facilities.  We made net borrowings of $100.0 million under the Asset-Based Revolving Credit Facility in year-to-date fiscal 2013 and have outstanding borrowings of $20.0 million at January 26, 2013.  We had no borrowings under the Asset-Based Revolving Credit Facility in year-to-date fiscal 2012 and had no outstanding borrowings at January 28, 2012.

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

At January 26, 2013, cash and cash equivalents were $56.9 million compared to $433.1 million at January 28, 2012.  The decrease in cash of $376.2 million was primarily due to distributions of $449.3 million to shareholders and certain option holders as a result of the payment of the Dividend in March 2012.

Net cash provided by our operating activities was $178.9 million in year-to-date fiscal 2013 compared to $185.5 million in year-to-date fiscal 2012.  While net earnings in year-to-date fiscal 2013 were comparable to net earnings in year-to-date fiscal 2012, cash provided by operating activities decreased primarily due to higher working capital requirements.

Net cash used for investing activities, representing capital expenditures, was $73.3 million in year-to-date fiscal 2013 and $73.4 million in year-to-date fiscal 2012.  We incurred capital expenditures in both year-to-date fiscal 2013 and fiscal 2012 related to the remodeling of our Bergdorf Goodman and Bal Harbour stores and information technology enhancements.  During year-to-date fiscal 2013, we also incurred capital expenditures for the renovation of our Michigan Avenue Neiman Marcus store (Chicago, Illinois) as well as costs related to the construction of a distribution facility in Pittston, Pennsylvania.  Currently, we project gross capital expenditures for fiscal year 2013 to be approximately $165 to $175 million.  Net of developer contributions, capital expenditures for fiscal year 2013 are projected to be approximately $155 to $165 million.

Net cash used for financing activities was $98.0 million in year-to-date fiscal 2013 as compared to a net cash used of $0.6 million in year-to-date fiscal 2012.  Net cash used for financing activities in year-to-date fiscal 2013 reflects the impact of the Refinancing Transactions executed during the second quarter of fiscal year 2013.  In connection with the Refinancing Transactions, we incurred incremental borrowings under the Senior Secured Term Loan Facility, as amended, of approximately $500.0 million.  These proceeds, along with cash on hand, were used to repurchase or redeem the principal amount of the Senior Subordinated Notes.  Our payments to holders of the Senior Subordinated Notes in the tender offer and redemption (including transaction costs), taken together, aggregated approximately $510.7 million.  In addition, we incurred debt issuance costs of approximately $7.3 million in connection with the Refinancing Transactions.  Net cash used for financing activities in year-to-date fiscal 2013 also included a net $80.0 million repayment of outstanding borrowings under our Asset-Based Revolving Credit Facility.

Financing Structure at January 26, 2013

Our major sources of funds are comprised of vendor financing, a $700.0 million Asset-Based Revolving Credit Facility, $2,560.0 million Senior Secured Term Loan Facility, $125.0 million 2028 Debentures and operating leases.

In the second quarter of fiscal year 2013, we executed the following transactions, collectively referred to as the Refinancing Transactions:

•                  amended the Senior Secured Term Loan Facility to provide for the incurrence of an incremental term loan, increasing the principal amount of that facility to $2,560.0 million;

•                  repurchased or redeemed $500.0 million principal amount of Senior Subordinated Notes; and

•                  amended the Senior Secured Asset-Based Revolving Credit Facility to allow these transactions.

The purpose of the Refinancing Transactions was to lower NMG’s interest expense going forward by taking advantage of current market conditions and to extend the maturity of the relevant obligation.

Senior Secured Asset-Based Revolving Credit Facility.  At January 26, 2013, NMG had a Senior Secured Asset-Based Revolving Credit Facility providing for a maximum committed borrowing capacity of $700.0 million.  The Asset-Based Revolving Credit Facility matures on May 17, 2016 (or, if earlier, the date that is 45 days prior to the scheduled maturity of NMG’s Senior Secured Term Loan Facility, or any indebtedness refinancing it, unless refinanced as of that date).  On January 26, 2013, NMG had $20.0 million of borrowings outstanding under this facility, no outstanding letters of credit and $610.0 million of unused borrowing availability.

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

At January 26, 2013, borrowings under the Asset-Based Revolving Credit Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the highest of (i) a defined prime rate, (ii) the federal funds effective rate plus ½ of 1.00% or (iii) a one-month LIBOR rate plus 1.00% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin.  The applicable margin is up to 1.25% with respect to base rate borrowings and up to 2.25% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on the historical excess availability under the Asset-Based Revolving Credit Facility.  The interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 2.00% at January 26, 2013.  In addition, NMG is required to pay a commitment fee in respect of unused commitments of (a) 0.375% per annum during any applicable period in which the average revolving loan utilization is 40% or more or (b) 0.50% per annum during any applicable period in which the average revolving loan utilization is less than 40%.  NMG must also pay customary letter of credit fees and agency fees.

See Note 3 of the Notes to Condensed Consolidated Financial Statements in Part I — Item 1 and Note 5 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 28, 2012 for a further description of the terms of the Asset-Based Revolving Credit Facility.

In November 2012, NMG entered into an amendment to its Asset-Based Revolving Credit Facility to permit the Refinancing Transactions.

Senior Secured Term Loan Facility.  In October 2005, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility.  In May 2011, NMG entered into an amendment and restatement (the TLF Amendment) of the Senior Secured Term Loan Facility.  The TLF Amendment increased the amount of borrowings to $2,060.0 million and extended the maturity of the loans to May 16, 2018.  Loans that were not extended under the TLF Amendment were refinanced.  The proceeds of the incremental borrowings under the term loan facility, along with cash on hand, were used to repurchase or redeem the $752.4 million principal amount outstanding of Senior Notes.  The TLF Amendment also provided for an uncommitted incremental facility to request lenders to provide additional term loans, upon certain conditions, including that NMG’s secured leverage ratio (as defined in the TLF Amendment) is less than or equal to

4.50 to 1.00 on a pro forma basis after giving effect to the incremental loans and the use of proceeds thereof.  In November 2012, NMG entered into a further amendment to the Senior Secured Term Loan Facility in order to provide for the incurrence of an incremental term loan, increasing the principal amount of that facility to $2,560.0 million.  The incremental term loan under the Senior Secured Term Loan Facility bears interest under the same terms as the previously existing Senior Secured Term Loan Facility and has the same maturity.  The proceeds of the incremental borrowing, along with cash on hand, were used to repurchase or redeem the $500.0 million principal amount outstanding of Senior Subordinated Notes.

At January 26, 2013, the outstanding balance under the Senior Secured Term Loan Facility was $2,560.0 million.  The principal amount of the loans outstanding is due and payable in full on May 16, 2018.

At January 26, 2013, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of 1) the prime rate of Credit Suisse AG (the administrative agent), 2) the federal funds effective rate plus ½ of 1.00% and 3) the adjusted one-month LIBOR rate plus 1.00% or (b) an adjusted LIBOR rate (for a period equal to the relevant interest period, and in any event, never less than 1.25%), subject to certain adjustments, in each case plus an applicable margin.  In addition to extending the maturity of a portion of the existing term loans under the Senior Secured Term Loan Facility, the TLF Amendment changed the “applicable margin” used in calculating the interest rate under the term loans.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.75% at January 26, 2013.  The applicable margin with respect to base rate borrowings was 2.50% and the applicable margin with respect to LIBOR borrowings was 3.50%.

On February 8, 2013, NMG entered into a repricing amendment with respect to the Senior Secured Term Loan Facility.  The amendment provides for (i) an immediate reduction in the interest rate margin applicable to the loans outstanding under the Senior Secured Term Loan Facility from (a) 3.50% to 3.00% for LIBOR borrowings and (b) 2.50% to 2.00% for base rate borrowings, (ii) an immediate lowering of the LIBOR floor for loans outstanding under the Senior Secured Term Loan Facility from 1.25% to 1.00% and (iii) the borrowing of incremental term loans, the proceeds of which were used to repay the outstanding loans of lenders that do not consent to the repricing amendment (the “Non-Consenting Lenders”) in an aggregate principal amount of approximately $99.6 million, which is the amount of loans held by such Non-Consenting Lenders on February 8, 2013.

Depending on its leverage ratio as defined by the credit agreement governing the Senior Secured Term Loan Facility, NMG could be required to prepay outstanding term loans from its annual excess cash flow, as defined.  Such required payments commence at 50% of NMG’s annual excess cash flow (which percentage will be reduced to 25% if NMG’s total leverage ratio is less than a specified ratio and will be reduced to 0% if NMG’s total leverage ratio is less than a specified ratio).  NMG also must offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the proceeds of certain asset sales under certain circumstances.

See Note 3 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 and Note 5 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 28, 2012 (prior to giving effect to the Refinancing Transactions and the February 8, 2013 amendment) for a further description of the terms of the Senior Secured Term Loan Facility.

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

Senior Subordinated Notes.   In November 2012, NMG repurchased and cancelled $294.2 million principal amount of its Senior Subordinated Notes through a tender offer and redeemed the remaining $205.8 million principal amount of notes on December 31, 2012 (after which no Senior Subordinated Notes remained outstanding).  NMG’s payments to holders of the Senior Subordinated Notes in the tender offer and redemption (including transaction costs), taken together, aggregated approximately $510.7 million.

Interest Rate Caps.  At January 26, 2013, we had outstanding floating rate debt obligations of $2,580.0 million.  NMG has entered into interest rate cap agreements which cap LIBOR at 2.50% for an aggregate notional amount of $1,000.0 million from December 2012 through December 2014 in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness.  In the event LIBOR is less than 2.50%, NMG will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than 2.50%, NMG will pay interest at the capped rate of 2.50%.

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

Leverage Considerations

•                  the effects of incurring a substantial amount of indebtedness under our senior secured credit facilities;

•                  the ability to refinance our indebtedness under our senior secured credit facilities and the effects of any refinancing;

•                  the effects upon us of complying with the covenants contained in our senior secured credit facilities;

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

Recent Accounting Pronouncements.  In June 2011, the Financial Accounting Standards Board (FASB) issued guidance to improve the presentation and prominence of comprehensive earnings and its components as a result of convergence with International Financial Reporting Standards.  We adopted this guidance during the first quarter of fiscal year 2013.  The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements.

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

In February 2013, the FASB issued guidance to improve the reporting of reclassifications out of accumulated other comprehensive earnings depending on the significance of the reclassifications and whether they are required by U.S. generally accepted accounting principles (GAAP).  This guidance is effective for reporting periods beginning after December 15, 2012, which is effective for us as of the third quarter of fiscal year 2013.  We do not expect that the implementation of the presentation requirements of this standard will have a material impact on our Condensed Consolidated Financial Statements.

Disclosures Required Pursuant to Section 13(r) of the Securities Exchange Act of 1934

The description of the activities below has been provided to the Company by Warburg Pincus LLC (“WP”), affiliates of which: (i) beneficially own more than 10% of the Company’s outstanding common stock and/or are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of, Bausch & Lomb Incorporated (“Bausch & Lomb”).  Bausch & Lomb may be deemed to be under common control with the Company, but this statement is not meant to be an admission that common control exists.  As a result, it appears that we are required to provide disclosure as set forth herein pursuant to Section 219 of the new Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934, as amended.

We have no involvement in or control over the activities of Bausch & Lomb, any of its predecessor companies or any of its subsidiaries, and we have not independently verified or participated in the preparation of the disclosure below.  The disclosure below does not relate to any activities conducted by the Company and does not involve the Company or the Company’s management.  The disclosure relates solely to activities conducted by Bausch & Lomb and its consolidated subsidiaries.

The disclosure below was provided to WP by Bausch & Lomb with respect to Section 13(r)(1)(D)(iii) of the Securities Exchange Act of 1934, as amended, concerning possible dealings with the government of Iran.  The disclosure relates solely to activities conducted by Bausch & Lomb and its non-U.S. affiliates and does not relate to any activities conducted by the Company or WP and does not involve the Company’s or WP’s management.  Neither the Company nor WP is representing to the accuracy or completeness of such information and undertakes no obligation to correct or update this information.

“Bausch & Lomb, an eye health company, makes sales of human healthcare products to benefit patients in Iran under licenses issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”).  In 2012, Bausch & Lomb was granted licenses by OFAC, extending to its foreign affiliates doing business in Iran.  Before the U.S. Government extended OFAC sanctions to entities controlled by U.S. persons in October 2012, it was permissible under U.S. law for non-U.S. affiliates to engage in sales to Iranian customers under limited circumstances.  In accordance with these requirements, during the first three quarters of 2012, certain of Bausch & Lomb’s non-U.S. affiliates engaged in sales to Iran from its Surgical – Consumables business, which includes certain intraocular lenses and other products used to help people retain or regain sight.  Its non-U.S. affiliate, Technolas Perfect Vision GmbH (“TPV”), which sells ophthalmic surgery systems and related products used in connection with refractive and cataract surgery, also engaged in sales to Iran.  These sales were all conducted through a distributor, which also engaged in certain registration and licensing activities with the Iranian government involving Bausch &

Lomb’s products.  The Iranian distributor is not listed on any U.S. sanctions lists and is not a government-owned entity.  However, the downstream customers of this distributor included public hospitals, which may be owned or controlled directly or indirectly by the Iranian government.  The entire gross revenues attributable to Bausch & Lomb’s Surgical – Consumables business not conducted pursuant to an OFAC license in Iran during 2012 were US$5,058,000 and the gross profits were US$2,690,000.  The entire gross revenues attributable to TPV’s sales to Iran during 2012 not under OFAC license were € 1,738,900 and the gross profits were € 958,624.  Bausch & Lomb does not have sufficient information to specify what proportion of these sales may relate to Iranian government end customers of its distributor.  The purpose of Bausch & Lomb’s Iran-related activities is to provide access to important and sight-saving products to surgeons and patients in Iran, and to improve the eye healthcare of the Iranian people. For this reason, Bausch & Lomb and its affiliates plan to continue their existing activities and operations in Iran; however, as noted above, all of this business (including business conducted by non-U.S. companies) is conducted pursuant to licenses issued by OFAC.”

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

ITEM 4.  CONTROLS AND PROCEDURES

a.  Disclosure Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of January 26, 2013, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the SEC’s rules and forms.

b.  Changes in Internal Control over Financial Reporting.

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems.  No change occurred in our internal controls over financial reporting during the quarter ended January 26, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of fiscal year 2013, we granted to certain of our management employees 7,930 Fixed Price Options with a weighted average grant date fair value of $951 per option and 70 Accreting Options with a weighted average grant date fair value of $695 per option.  During the period, certain of our option holders exercised 472 Accreting Options with a weighted average exercise price of $775 per option.  The foregoing transactions were consummated without registration in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended and corresponding provisions of state securities laws, which exempt transaction by an issuer not involving any public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

Exhibit		Method of Filing

3.1	Amended and Restated Certificate of Incorporation of Neiman Marcus, Inc.	Incorporated herein by reference as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011.

3.2	Amended and Restated Bylaws of Neiman Marcus, Inc.	Incorporated herein by reference as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011.

10.1

Amendment No. 1 and Incremental Loan Assumption Agreement dated as of November 30, 2012, to the Credit Agreement dated as of October 6, 2005, as amended and restated as of November 17, 2010, as further amended and restated as of May 16, 2011, among The Neiman Marcus Group, Inc., Neiman Marcus, Inc., each subsidiary of The Neiman Marcus Group, Inc. from time to time party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent.  (1)

Filed herewith electronically

10.2

First Amendment to Second Amended and Restated Credit Agreement dated as of November 30, 2012 among The Neiman Marcus Group, Inc., each subsidiary of The Neiman Marcus Group, Inc. party thereto, Neiman Marcus, Inc., the lenders party thereto, Bank of America, N.A., as administrative agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as co-collateral agents.  (1)

Filed herewith electronically

10.3

Amendment No. 2 and Incremental Loan Assumption Agreement dated as of February 8, 2013, to the Credit Agreement dated as of October 6, 2005, as amended and restated as of November 17, 2010, as further amended and restated as of May 16, 2011, and as amended by the Amendment No. 1 and Incremental Loan Assumption Agreement dated as of November 30, 2012, among The Neiman Marcus Group, Inc., Neiman Marcus, Inc., each subsidiary of The Neiman Marcus Group, Inc. from time to time party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent.

Filed herewith electronically

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith electronically

101.INS	XBRL Instance Document	Furnished herewith electronically

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith electronically

Exhibit		Method of Filing

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith electronically

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith electronically

(1)   Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NEIMAN MARCUS, INC.
(Registrant)

Signature	Title	Date

/s/ T. Dale Stapleton	Senior Vice President and Chief Accounting Officer (on behalf of the registrant and as principal accounting officer)	March 5, 2013
T. Dale Stapleton