Form 10-Q
period 2013-04-27
Neiman Marcus, Inc.
filed 2013-06-04
CIK 1358651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 27, 2013

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

There were 1,019,728 shares of the registrant’s common stock, par value $0.01 per share, outstanding at May 28, 2013.

NEIMAN MARCUS, INC.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except shares)	April 27, 2013	July 28, 2012	April 28, 2012

ASSETS
Current assets:
Cash and cash equivalents	$68,559	$49,253	$64,696
Merchandise inventories	995,395	939,817	945,792
Deferred income taxes	24,561	22,484	24,059
Other current assets	97,281	132,181	96,351
Total current assets	1,185,796	1,143,735	1,130,898

Property and equipment, net	897,401	894,478	887,916
Goodwill	1,263,433	1,263,433	1,263,433
Intangible assets, net	1,794,121	1,829,584	1,841,582
Other assets	73,768	70,625	76,187
Total assets	$5,214,519	$5,201,855	$5,200,016

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$251,237	$331,408	$246,511
Accrued liabilities	437,992	393,821	452,707
Total current liabilities	689,229	725,229	699,218

Long-term liabilities:
Long-term debt	2,702,028	2,781,882	2,806,833
Deferred income taxes	617,713	626,605	665,126
Deferred real estate credits	104,688	107,787	105,817
Other long-term liabilities	309,649	344,809	223,330
Total long-term liabilities	3,734,078	3,861,083	3,801,106

Common stock (par value $0.01 per share, 5,000,000 shares authorized and 1,019,728 shares issued and outstanding at April 27, 2013, 1,017,502 shares issued and outstanding at July 28, 2012 and April 28, 2012)	10	10	10
Additional paid-in capital	1,003,529	995,300	993,491
Accumulated other comprehensive loss	(142,168)	(148,792)	(73,892)
Accumulated deficit	(70,159)	(230,975)	(219,917)
Total shareholders’ equity	791,212	615,543	699,692
Total liabilities and shareholders’ equity	$5,214,519	$5,201,855	$5,200,016

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

	Thirteen weeks ended
(in thousands)	April 27, 2013	April 28, 2012

Revenues	$1,098,267	$1,057,727
Cost of goods sold including buying and occupancy costs (excluding depreciation)	663,317	628,069
Selling, general and administrative expenses (excluding depreciation)	248,676	251,003
Income from credit card program	(13,315)	(12,495)
Depreciation expense	34,067	32,558
Amortization of intangible assets	7,251	7,529
Amortization of favorable lease commitments	4,385	4,469
Equity in loss of foreign e-commerce retailer	3,607	—

Operating earnings	150,279	146,594

Interest expense, net	32,346	44,354

Earnings before income taxes	117,933	102,240

Income tax expense	47,168	39,600

Net earnings	$70,765	$62,640

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

	Thirty-Nine weeks ended
(in thousands)	April 27, 2013	April 28, 2012

Revenues	$3,529,169	$3,340,016
Cost of goods sold including buying and occupancy costs (excluding depreciation)	2,230,446	2,094,808
Selling, general and administrative expenses (excluding depreciation)	790,469	771,714
Income from credit card program	(39,529)	(38,393)
Depreciation expense	100,947	95,713
Amortization of intangible assets	22,308	24,717
Amortization of favorable lease commitments	13,155	13,408
Equity in loss of foreign e-commerce retailer	8,858	—

Operating earnings	402,515	378,049

Interest expense, net	134,765	130,533

Earnings before income taxes	267,750	247,516

Income tax expense	106,934	96,372

Net earnings	$160,816	$151,144

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(UNAUDITED)

	Thirteen weeks ended
(in thousands)	April 27, 2013	April 28, 2012

Net earnings	$70,765	$62,640

Other comprehensive (loss) earnings, net of tax:
Change in unrealized (loss) gain on financial instruments	(1,284)	48
Reclassification of realized loss on financial instruments to earnings	100	563
Change in unrealized gain on unfunded benefit obligations	885	—
Total other comprehensive (loss) earnings, net of tax	(299)	611

Total comprehensive earnings	$70,466	$63,251

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(UNAUDITED)

	Thirty-Nine weeks ended
(in thousands)	April 27, 2013	April 28, 2012

Net earnings	$160,816	$151,144

Other comprehensive earnings (loss), net of tax:
Change in unrealized loss on financial instruments	(168)	(2,987)
Reclassification of realized loss on financial instruments to earnings	1,959	1,296
Change in unrealized gain on unfunded benefit obligations	4,833	844
Total other comprehensive earnings (loss), net of tax	6,624	(847)

Total comprehensive earnings	$167,440	$150,297

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Thirty-Nine weeks ended
(in thousands)	April 27, 2013	April 28, 2012

CASH FLOWS - OPERATING ACTIVITIES
Net earnings	$160,816	$151,144
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	142,686	140,188
Loss on debt extinguishment	15,597	—
Equity in loss of foreign e-commerce retailer	8,858	—
Deferred income taxes	(15,501)	(21,845)
Other	4,265	422
	316,721	269,909
Changes in operating assets and liabilities:
Merchandise inventories	(55,578)	(106,458)
Other current assets	34,900	25,020
Other assets	1,789	(5,300)
Accounts payable and accrued liabilities	(42,230)	36,934
Deferred real estate credits	2,698	10,975
Funding of defined benefit pension plan	(25,000)	(25,100)
Net cash provided by operating activities	233,300	205,980

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(103,563)	(108,565)
Investment in foreign e-commerce retailer	(10,000)	(29,421)
Net cash used for investing activities	(113,563)	(137,986)

CASH FLOWS - FINANCING ACTIVITIES
Borrowings under senior secured term loan facility	500,000	—
Repayment of borrowings under senior subordinated notes	(510,668)	—
Borrowings under senior secured asset-based revolving credit facility	100,000	150,000
Repayment of borrowings under senior secured asset-based revolving credit facility	(180,000)	(25,000)
Distributions to shareholders	—	(449,295)
Debt issuance costs paid	(9,763)	(594)
Net cash used for financing activities	(100,431)	(324,889)

CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	19,306	(256,895)
Beginning balance	49,253	321,591
Ending balance	$68,559	$64,696

Supplemental Schedule of Cash Flow Information
Cash paid during the period for:
Interest	$121,600	$133,688
Income taxes	$75,524	$47,318

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.              Basis of Presentation

Neiman Marcus, Inc. (the Company) is a luxury retailer conducting integrated store and online operations principally under the Neiman Marcus and Bergdorf Goodman brand names.  References to “we,” “our” and “us” are used to refer to the Company or to the Company and its subsidiaries, as appropriate to the context.  We report our store operations as our Specialty Retail Stores segment and our online operations as our Online segment.

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

The specialty retail industry is seasonal in nature, with a higher level of sales typically generated in the fall and holiday selling seasons.  Due to seasonal and other factors, the results of operations for the third quarter of fiscal year 2013 are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

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

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar.  All references to the third quarter of fiscal year 2013 relate to the thirteen weeks ended April 27, 2013.  All references to the third quarter of fiscal year 2012 relate to the thirteen weeks ended April 28, 2012.  All references to year-to-date fiscal 2013 relate to the thirty-nine weeks ended April 27, 2013.  All references to year-to-date fiscal 2012 relate to the thirty-nine weeks ended April 28, 2012.

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

•                  recognition of advertising costs;

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

In September 2011, the FASB issued guidance to reduce the complexity and costs associated with interim and annual goodwill impairment tests, by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit.  While we adopted this guidance during the first quarter of fiscal year 2013, no impairment tests have been required in year-to-date fiscal 2013.  We will perform our annual impairment tests in the fourth quarter of fiscal year 2013 and do not expect this guidance to have a material impact on our Condensed Consolidated Financial Statements.

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

In February 2013, the FASB issued guidance to improve the reporting of reclassifications out of accumulated other comprehensive earnings depending on the significance of the reclassifications and whether they are required by U.S. generally accepted accounting principles (GAAP).  This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2012, which is effective for us as of the first quarter of fiscal year 2014.  We do not expect that the implementation of this standard will have a material impact on our Condensed Consolidated Financial Statements.

2.     Goodwill and Intangible Assets, Net

(in thousands)	April 27, 2013	July 28, 2012	April 28, 2012

Goodwill	$1,263,433	$1,263,433	$1,263,433

Tradenames	$1,231,405	$1,231,960	$1,232,237
Customer lists, net	217,941	239,694	246,945
Favorable lease commitments, net	344,775	357,930	362,400
Intangible assets, net	$1,794,121	$1,829,584	$1,841,582

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

2014	$46,881
2015	46,615
2016	45,867
2017	44,576
2018	42,789

3.              Long-term Debt

The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	April 27, 2013	July 28, 2012	April 28, 2012

Senior Secured Asset-Based Revolving Credit Facility	variable	$20,000	$100,000	$125,000
Senior Secured Term Loan Facility	variable	2,560,000	2,060,000	2,060,000
2028 Debentures	7.125%	122,028	121,882	121,833
Senior Subordinated Notes	10.375%	—	500,000	500,000
Long-term debt		$2,702,028	$2,781,882	$2,806,833

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

Senior Secured Asset-Based Revolving Credit Facility.  At April 27, 2013, NMG had a Senior Secured Asset-Based Revolving Credit Facility providing for a maximum committed borrowing capacity of $700.0 million.  The Asset-Based Revolving Credit Facility matures on May 17, 2016 (or, if earlier, the date that is 45 days prior to the scheduled maturity of NMG’s Senior Secured Term Loan Facility, or any indebtedness refinancing it, unless refinanced as of that date).  On April 27, 2013, NMG had $20.0 million of borrowings outstanding under this facility, no outstanding letters of credit and $610.0 million of unused borrowing availability.

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

At April 27, 2013, borrowings under the Asset-Based Revolving Credit Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the highest of (i) a defined prime rate, (ii) the federal funds effective rate plus 1/2 of 1.00% or (iii) a one-month LIBOR rate plus 1.00% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin.  The applicable margin is up to 1.25% with respect to base rate borrowings and up to 2.25% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on the historical excess availability under the Asset-Based Revolving Credit Facility.  The interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 2.00% at April 27, 2013.   In addition, NMG is required to pay a commitment fee in respect of unused commitments of (a) 0.375% per annum during any applicable period in which the average revolving loan utilization is 40% or more or (b) 0.50% per annum during any applicable period in which the average revolving loan utilization is less than 40%.  NMG must also pay customary letter of credit fees and agency fees.

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

All obligations under the Asset-Based Revolving Credit Facility are guaranteed by the Company and certain of NMG’s existing and future domestic subsidiaries (principally, Bergdorf Goodman, Inc., through which NMG conducts the operations of its Bergdorf Goodman stores, and NM Nevada Trust, which holds legal title to certain real property and intangible assets used by NMG in conducting its operations).  Currently, NMG conducts no material operations through subsidiaries that do not guarantee the Asset-Based Revolving Credit Facility.  All obligations under NMG’s Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of the Company, NMG and the subsidiaries that have guaranteed the Asset-Based Revolving Credit Facility (subsidiary guarantors).

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

The recorded value of the outstanding borrowings under the Asset-Based Revolving Credit Facility at April 27, 2013 approximated fair value based on similar rates offered for debt of similar remaining maturities and credit risk (Level 2 determination of fair value).

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

On February 8, 2013, NMG entered into a repricing amendment with respect to the Senior Secured Term Loan Facility.  The amendment provided for (i) an immediate reduction in the interest rate margin applicable to the loans outstanding under the Senior Secured Term Loan Facility from (a) 3.50% to 3.00% for LIBOR borrowings and (b) 2.50% to 2.00% for base rate borrowings, (ii) an immediate lowering of the LIBOR floor for loans outstanding under the Senior Secured Term Loan Facility from 1.25% to 1.00% and (iii) the borrowing of incremental term loans, the proceeds of which were used to repay the outstanding loans of lenders that did not consent to the repricing amendment (the “Non-Consenting Lenders”) in an aggregate principal amount of approximately $99.6 million, which is the amount of loans held by such Non-Consenting Lenders on February 8, 2013.

At April 27, 2013, the outstanding balance under the Senior Secured Term Loan Facility was $2,560.0 million.  The principal amount of the loans outstanding is due and payable in full on May 16, 2018.

At April 27, 2013, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of 1) the prime rate of Credit Suisse AG (the administrative agent), 2) the federal funds effective rate plus 1/2 of 1.00% and 3) the adjusted one-month LIBOR rate plus 1.00% or (b) an adjusted LIBOR rate (for a period equal to the relevant interest period, and in any event, never less than 1.00%), subject to certain adjustments, in each case plus an applicable margin.  The applicable margin with respect to outstanding LIBOR borrowings was 3.00% at April 27, 2013.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.00% at April 27, 2013.

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

The fair value of the Senior Secured Term Loan Facility was approximately $2,582.4 million at April 27, 2013, $2,047.1 million at July 28, 2012 and $2,062.6 million at April 28, 2012 based on prevailing market rates (Level 2 determination of fair value).

2028 Debentures.  NMG has outstanding $125.0 million aggregate principal amount of its 7.125% 2028 Debentures.  NMG equally and ratably secures its 2028 Debentures by a first lien security interest on certain collateral subject to liens granted under NMG’s senior secured credit facilities.  The 2028 Debentures are guaranteed on an unsecured, senior basis by the Company.  The guarantee by the Company is full and unconditional and joint and several.  Currently, the Company’s non-guarantor subsidiaries consist principally of Bergdorf Goodman, Inc., through which NMG conducts the operations of its Bergdorf Goodman stores, and NM Nevada Trust, which holds legal title to certain real property and intangible assets used by NMG in conducting its operations.  The 2028 Debentures include certain restrictive covenants and a cross-acceleration provision in respect of any other indebtedness that has an aggregate principal amount exceeding $15 million.  NMG’s 2028 Debentures mature on June 1, 2028.

For a more detailed description of the 2028 Debentures, refer to Note 5 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 28, 2012.

The fair value of the 2028 Debentures was approximately $128.8 million at April 27, 2013, $118.1 million at July 28, 2012 and $107.3 million at April 28, 2012 based on quoted market prices (Level 2 determination of fair value).

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

Interest Expense.  The significant components of interest expense are as follows:

	Thirteen weeks ended		Thirty-Nine weeks ended
(in thousands)	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012

Asset-Based Revolving Credit Facility	$101	$240	$1,363	$240
Senior Secured Term Loan Facility	26,804	25,278	80,034	74,475
2028 Debentures	2,227	2,226	6,680	6,679
Senior Subordinated Notes	—	12,969	19,031	38,905
Amortization of debt issue costs	2,128	2,106	6,276	6,350
Other, net	1,155	1,907	5,911	4,984
Capitalized interest	(69)	(372)	(127)	(1,100)
	$32,346	$44,354	$119,168	$130,533
Loss on debt extinguishment	—	—	15,597	—
Interest expense, net	$32,346	$44,354	$134,765	$130,533

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

(in thousands)	April 27, 2013	July 28, 2012	April 28, 2012

Interest rate caps (included in other long-term assets)	$26	$531	$974

Accumulated other comprehensive loss, net of taxes	$3,801	$5,592	$5,515

Gains and losses realized due to the expiration of applicable portions of the interest rate caps are reclassified to interest expense at the time our quarterly interest payments are made. A summary of the recorded amounts related to our interest rate caps reflected in our Condensed Consolidated Statements of Earnings is as follows:

	Thirteen weeks ended		Thirty-Nine weeks ended
(in thousands)	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012

Realized hedging losses — included in interest expense, net	$165	$930	$3,233	$2,139

The amount of losses recorded in other comprehensive loss at April 27, 2013 that is expected to be reclassified into interest expense in the next twelve months, if interest rates remain unchanged, is approximately $1.9 million.

5.              Investment in Foreign E-Commerce Retailer

In the third quarter of fiscal year 2012, we made a $29.4 million strategic investment in Glamour Sales Holding Limited (Glamour Sales), a privately held e-commerce company based in Hong Kong with leading off-price flash sales websites in Asia.  In the second quarter of fiscal year 2013, Glamour Sales expanded its operations to launch a full-price e-commerce website in China under the Neiman Marcus brand. The current China Neiman Marcus website offers in-season merchandise and we fulfill these orders from our distribution facility in China. We are currently working to transition the Chinese website from Glamour Sales to our Online operation in the United States in fiscal year 2014 at which time we will fulfill orders from Chinese customers from the United States.  In February 2013, we made an additional $10.0 million investment in Glamour Sales increasing our ownership interest to 44%.   Our 44% non-controlling investment in the entity is accounted for under the equity method.  The investment is included in other long-term assets within the Condensed Consolidated Balance Sheets.  The carrying value of our investment at April 27, 2013 was $29.1 million after reduction for our equity in the losses of Glamour Sales.

6.              Income Taxes

Our effective income tax rate for the third quarter of fiscal year 2013 was 40.0% compared to 38.7% for the third quarter of fiscal year 2012.  Our effective income tax rate for year-to-date fiscal 2013 was 39.9% compared to 38.9% for year-to-date fiscal 2012.  Our effective income tax rates exceeded the federal statutory rate primarily due to state income taxes and the lack of a U.S. tax benefit related to the losses from our investment in a foreign e-commerce retailer in the third quarter and year-to-date fiscal 2013.

At April 27, 2013, the gross amount of unrecognized tax benefits was $3.6 million ($2.3 million of which would impact our effective tax rate, if recognized).  We classify interest and penalties as a component of income tax expense and our liability for accrued interest and penalties was $5.3 million at April 27, 2013, $5.2 million at July 28, 2012 and $7.2 million at April 28, 2012.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  During the second quarter of fiscal year 2013, the Internal Revenue Service (IRS) began its audit of our fiscal year 2010 and 2011 income tax returns and closed its audit of our fiscal year 2008 and 2009 income tax returns.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2008.  We believe our recorded tax liabilities as of April 27, 2013 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

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

Obligations for our employee benefit plans, included in other long-term liabilities, are as follows:

(in thousands)	April 27, 2013	July 28, 2012	April 28, 2012

Pension Plan	$146,407	$175,953	$73,549
SERP Plan	114,562	117,562	99,427
Postretirement Plan	17,350	17,466	14,868
	278,319	310,981	187,844
Less: current portion	(5,904)	(6,282)	(5,599)
Long-term portion of benefit obligations	$272,415	$304,699	$182,245

As of April 27, 2013, we had $138.4 million (net of taxes of $89.9 million) of adjustments to such obligations recorded as increases to accumulated other comprehensive loss.

Funding Policy and Plan Status.  Our policy is to fund the Pension Plan at or above the minimum required by law.  In fiscal year 2012, we were not required to make contributions to the Pension Plan; however, we made voluntary contributions to our Pension Plan of $29.3 million in fiscal year 2012.  In the third quarter of fiscal year 2013, we made a voluntary contribution to our Pension Plan of $25.0 million and are not required to make contributions to the Pension Plan for the remainder of fiscal year 2013.  We will continue to evaluate voluntary contributions to our Pension Plan based upon the unfunded position of the Pension Plan, our available liquidity and other factors.

Costs of Benefits.  The components of the expenses we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Thirteen weeks ended		Thirty-Nine weeks ended
(in thousands)	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012

Pension Plan:
Interest cost	$5,311	$6,190	$15,933	$18,570
Expected return on plan assets	(6,595)	(6,774)	(19,785)	(20,322)
Net amortization of losses	1,572	654	4,716	1,962
Pension Plan expense	$288	$70	$864	$210

SERP Plan:
Interest cost	$1,009	$1,204	$3,027	$3,612
Net amortization of losses	131	—	393	—
SERP Plan expense	$1,140	$1,204	$3,420	$3,612

Postretirement Plan:
Service cost	$9	$8	$27	$25
Interest cost	163	195	489	585
Net amortization of prior service cost	(389)	(389)	(1,167)	(1,167)
Net amortization of losses	147	106	441	318
Postretirement Plan income	$(70)	$(80)	$(210)	$(239)

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

	Thirteen weeks ended		Thirty-Nine weeks ended
(in thousands, except number of options and per option price)	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012

Stock compensation expense	$2,562	$1,868	$7,147	$4,901

Stock option grants:
Number of options granted	2,200	—	12,400	25,756
Weighted average grant date fair value	$862	$—	$916	$860

Stock option exercises:
Number of options exercised	1,373	—	4,288	6,504
Weighted average exercise price	$1,187	$—	$1,064	$696

10.       Transactions with Sponsors

Pursuant to a management services agreement with affiliates of the Sponsors, and in exchange for ongoing consulting and management advisory services that are provided to us by the Sponsors and their affiliates, affiliates of the Sponsors receive an aggregate annual management fee equal to the lesser of (i) 0.25% of our consolidated annual revenues or (ii) $10 million.  Affiliates of the Sponsors also receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with services provided pursuant to the agreement.  These management fees are payable quarterly in arrears.  We recorded management fees of $8.8 million during year-to-date fiscal 2013 and $8.4 million during year-to-date fiscal 2012, which are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings.

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

The Program Agreement with HSBC included a change of control provision that would permit us to terminate such agreement following a change of control of HSBC, which occurred upon closing of the Capital One transaction. As part of our agreement with HSBC and Capital One relating to the transition of the Program Agreement to Capital One, we have the right to exercise this termination right prior to June 15, 2013.  We are currently in negotiations with Capital One to amend and extend the Program Agreement.

12.       Commitments and Contingencies

Long-term Incentive Plan.  We have a long-term incentive plan (Long-term Incentive Plan) that provides for a cash incentive payable to certain employees upon a change of control, as defined, subject to the attainment of certain performance objectives.  Performance objectives and targets are based on cumulative EBITDA (as defined in the plan) percentages for rolling three year periods beginning in fiscal year 2006.  Earned awards for each completed performance period will be credited to a book account and will earn interest at a contractually defined annual rate until the award is paid.  Awards will be paid upon a change of control, as defined, or an initial public offering, as defined, subject to the requirement that, in each case, the internal rate of return to the Sponsors is positive.  As of April 27, 2013, the vested participant balance in the Long-term Incentive Plan aggregated $10.8 million.

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

Litigation.  On April 30, 2010, a Class Action Complaint for Injunction and Equitable Relief was filed in the United States District Court for the Central District of California by Sheila Monjazeb, individually and on behalf of other members of the general public similarly situated, against the Company, Newton Holding, LLC, TPG Capital, L.P. and Warburg Pincus LLC.  On July 12, 2010, all defendants except for the Company were dismissed without prejudice, and on August 20, 2010, this case was refiled in the Superior Court of California for San Francisco County.  This complaint, along with a similar class action lawsuit originally filed by Bernadette Tanguilig in 2007, alleges that the Company has engaged in various violations of the California Labor Code and Business and Professions Code, including without limitation 1) asking employees to work “off the clock,” 2) failing to provide meal and rest breaks to its employees, 3) improperly calculating deductions on paychecks delivered to its employees and 4) failing to provide a chair or allow employees to sit during shifts.  On October 24, 2011, the court granted the Company’s motion to compel Ms. Monjazeb and a co-plaintiff to participate in the Company’s Mandatory Arbitration Agreement, foreclosing a class action in that case.  The court then determined that Ms. Tanguilig could not represent employees who are subject to our Mandatory Arbitration Agreement, thereby limiting the putative class action to those associates who were employed between December 2004 and July 15, 2007 (the effective date of our Mandatory Arbitration Agreement).  Ms. Monjazeb filed a demand for arbitration as a class action, which is prohibited under the Mandatory Arbitration Agreement.  In response to Ms. Monjazeb’s demand for arbitration as a class action, the American Arbitration Association (AAA) referred the resolution of such request back to the arbitrator.  We filed a motion to stay the decision of the AAA pending a ruling by the trial court; the trial court determined that the arbitration agreement was unenforceable due to a recent California case.  We asserted that the trial court does not have jurisdiction to change its earlier determination of the enforceability of the arbitration agreement and have appealed the court’s decision.  In addition, the National Labor Relations Board (NLRB) has issued a complaint alleging that the Mandatory Arbitration Agreement’s class action prohibition violates employees’ rights to engage in concerted activity, which was originally set for hearing in Los Angeles on March 18, 2013 but has been rescheduled to July 15, 2013.  We will continue to vigorously defend our interests in these matters.  Currently, we cannot reasonably estimate the amount of loss, if any, arising from these matters.  We will continue to evaluate these matters based on subsequent events, new information and future circumstances.

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

Other.  We had no outstanding irrevocable letters of credit at April 27, 2013.  We had approximately $5.4 million in surety bonds at April 27, 2013 relating primarily to merchandise imports and state sales tax and utility requirements.

13.       Segment Reporting

We have identified two reportable segments: Specialty Retail Stores and Online (previously referred to as Direct Marketing).  The Specialty Retail Stores segment aggregates the activities of our Neiman Marcus and Bergdorf Goodman retail stores, including Neiman Marcus Last Call stores.  The Online segment conducts online and supplemental print catalog operations under the Neiman Marcus, Bergdorf Goodman, Neiman Marcus Last Call and Horchow brand names.  Both the Specialty Retail Stores and Online segments derive their revenues from the sales of high-end fashion apparel, accessories, cosmetics and fragrances from leading designers, precious and fashion jewelry and decorative home accessories.

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

	Thirteen weeks ended		Thirty-Nine weeks ended
(in thousands)	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012

REVENUES
Specialty Retail Stores	$855,722	$846,924	$2,754,657	$2,670,972
Online	242,545	210,803	774,512	669,044
Total	$1,098,267	$1,057,727	$3,529,169	$3,340,016

OPERATING EARNINGS
Specialty Retail Stores	$135,140	$135,633	$366,207	$362,192
Online	46,583	41,660	124,849	106,678
Corporate expenses	(16,201)	(18,701)	(44,220)	(52,696)
Equity in loss of foreign e-commerce retailer	(3,607)	—	(8,858)	—
Amortization of intangible assets and favorable lease commitments	(11,636)	(11,998)	(35,463)	(38,125)
Total	$150,279	$146,594	$402,515	$378,049

CAPITAL EXPENDITURES
Specialty Retail Stores	$24,709	$29,833	$83,256	$89,356
Online	5,601	5,317	20,307	19,209
Total	$30,310	$35,150	$103,563	$108,565

DEPRECIATION EXPENSE
Specialty Retail Stores	$26,653	$26,532	$79,536	$78,286
Online	6,011	4,739	17,528	13,527
Other	1,403	1,287	3,883	3,900
Total	$34,067	$32,558	$100,947	$95,713

	April 27, 2013	April 28, 2012

ASSETS
Tangible assets of Specialty Retail Stores	$1,778,836	$1,754,906
Tangible assets of Online	223,963	208,766
Corporate assets:
Intangible assets related to Specialty Retail Stores	2,616,572	2,663,202
Intangible assets related to Online	440,982	441,813
Other	154,166	131,329
Total	$5,214,519	$5,200,016

14.  Condensed Consolidating Financial Information

2028 Debentures.  All of NMG’s obligations under the 2028 Debentures are guaranteed by the Company.  The guarantee by the Company is full and unconditional and joint and several.  Currently, the Company’s non-guarantor subsidiaries under the 2028 Debentures consist principally of Bergdorf Goodman, Inc., through which NMG conducts the operations of its Bergdorf Goodman stores, and NM Nevada Trust, which holds legal title to certain real property and intangible assets used by NMG in conducting its operations.

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

	April 27, 2013
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$67,834	$725	$—	$68,559
Merchandise inventories	—	874,326	121,069	—	995,395
Other current assets	—	108,280	13,562	—	121,842
Total current assets	—	1,050,440	135,356	—	1,185,796
Property and equipment, net	—	791,941	105,460	—	897,401
Goodwill	—	1,107,753	155,680	—	1,263,433
Intangible assets, net	—	254,620	1,539,501	—	1,794,121
Other assets	—	43,176	30,592	—	73,768
Investments in subsidiaries	791,212	1,860,071	—	(2,651,283)	—
Total assets	$791,212	$5,108,001	$1,966,589	$(2,651,283)	$5,214,519
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$225,024	$26,213	$—	$251,237
Accrued liabilities	—	359,214	78,778	—	437,992
Total current liabilities	—	584,238	104,991	—	689,229
Long-term liabilities:
Long-term debt	—	2,702,028	—	—	2,702,028
Deferred income taxes	—	617,713	—	—	617,713
Other long-term liabilities	—	412,810	1,527	—	414,337
Total long-term liabilities	—	3,732,551	1,527	—	3,734,078
Total shareholders’ equity	791,212	791,212	1,860,071	(2,651,283)	791,212
Total liabilities and shareholders’ equity	$791,212	$5,108,001	$1,966,589	$(2,651,283)	$5,214,519

	July 28, 2012
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$48,308	$945	$—	$49,253
Merchandise inventories	—	838,837	100,980	—	939,817
Other current assets	—	141,913	12,752	—	154,665
Total current assets	—	1,029,058	114,677	—	1,143,735
Property and equipment, net	—	788,320	106,158	—	894,478
Goodwill	—	1,107,753	155,680	—	1,263,433
Intangible assets, net	—	280,848	1,548,736	—	1,829,584
Other assets	—	41,113	29,512	—	70,625
Investments in subsidiaries	615,543	1,853,889	—	(2,469,432)	—
Total assets	$615,543	$5,100,981	$1,954,763	$(2,469,432)	$5,201,855
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$303,397	$28,011	$—	$331,408
Accrued liabilities	—	322,699	71,122	—	393,821
Total current liabilities	—	626,096	99,133	—	725,229
Long-term liabilities:
Long-term debt	—	2,781,882	—	—	2,781,882
Deferred income taxes	—	626,605	—	—	626,605
Other long-term liabilities	—	450,855	1,741	—	452,596
Total long-term liabilities	—	3,859,342	1,741	—	3,861,083
Total shareholders’ equity	615,543	615,543	1,853,889	(2,469,432)	615,543
Total liabilities and shareholders’ equity	$615,543	$5,100,981	$1,954,763	$(2,469,432)	$5,201,855

	April 28, 2012
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$63,841	$855	$—	$64,696
Merchandise inventories	—	825,249	120,543	—	945,792
Other current assets	—	109,129	11,281	—	120,410
Total current assets	—	998,219	132,679	—	1,130,898
Property and equipment, net	—	784,308	103,608	—	887,916
Goodwill	—	1,107,753	155,680	—	1,263,433
Intangible assets, net	—	289,622	1,551,960	—	1,841,582
Other assets	—	45,141	31,046	—	76,187
Investments in subsidiaries	699,692	1,863,119	—	(2,562,811)	—
Total assets	$699,692	$5,088,162	$1,974,973	$(2,562,811)	$5,200,016
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$216,739	$29,772	$—	$246,511
Accrued liabilities	—	372,376	80,331	—	452,707
Total current liabilities	—	589,115	110,103	—	699,218
Long-term liabilities:
Long-term debt	—	2,806,833	—	—	2,806,833
Deferred income taxes	—	665,126	—	—	665,126
Other long-term liabilities	—	327,396	1,751	—	329,147
Total long-term liabilities	—	3,799,355	1,751	—	3,801,106
Total shareholders’ equity	699,692	699,692	1,863,119	(2,562,811)	699,692
Total liabilities and shareholders’ equity	$699,692	$5,088,162	$1,974,973	$(2,562,811)	$5,200,016

	Thirteen weeks ended April 27, 2013
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$918,242	$180,025	$—	$1,098,267
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	557,681	105,636	—	663,317
Selling, general and administrative expenses (excluding depreciation)	—	217,753	30,923	—	248,676
Income from credit card program	—	(12,213)	(1,102)	—	(13,315)
Depreciation expense	—	30,496	3,571	—	34,067
Amortization of intangible assets and favorable lease commitments	—	8,742	2,894	—	11,636
Equity in loss of foreign e-commerce retailer	—	—	3,607	—	3,607
Operating earnings	—	115,783	34,496	—	150,279
Interest expense, net	—	32,346	—	—	32,346
Intercompany royalty charges (income)	—	50,882	(50,882)	—	—
Equity in (earnings) loss of subsidiaries	(70,765)	(85,378)	—	156,143	—
Earnings (loss) before income taxes	70,765	117,933	85,378	(156,143)	117,933
Income tax expense	—	47,168	—	—	47,168
Net earnings (loss)	$70,765	$70,765	$85,378	$(156,143)	$70,765
Total other comprehensive (loss) earnings, net of tax	(299)	(299)	—	299	(299)
Total comprehensive earnings (loss)	$70,466	$70,466	$85,378	$(155,844)	$70,466

	Thirteen weeks ended April 28, 2012
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$881,830	$175,897	$—	$1,057,727
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	526,962	101,107	—	628,069
Selling, general and administrative expenses (excluding depreciation)	—	220,776	30,227	—	251,003
Income from credit card program	—	(11,399)	(1,096)	—	(12,495)
Depreciation expense	—	29,212	3,346	—	32,558
Amortization of intangible assets and favorable lease commitments	—	8,773	3,225	—	11,998
Operating earnings	—	107,506	39,088	—	146,594
Interest expense, net	—	44,353	1	—	44,354
Intercompany royalty charges (income)	—	49,474	(49,474)	—	—
Equity in (earnings) loss of subsidiaries	(62,640)	(88,561)	—	151,201	—
Earnings (loss) before income taxes	62,640	102,240	88,561	(151,201)	102,240
Income tax expense	—	39,600	—	—	39,600
Net earnings (loss)	$62,640	$62,640	$88,561	$(151,201)	$62,640
Total other comprehensive earnings (loss), net of tax	611	611	—	(611)	611
Total comprehensive earnings (loss)	$63,251	$63,251	$88,561	$(151,812)	$63,251

	Thirty-Nine weeks ended April 27, 2013
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,948,810	$580,359	$—	$3,529,169
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,867,477	362,969	—	2,230,446
Selling, general and administrative expenses (excluding depreciation)	—	689,197	101,272	—	790,469
Income from credit card program	—	(36,062)	(3,467)	—	(39,529)
Depreciation expense	—	90,667	10,280	—	100,947
Amortization of intangible assets and favorable lease commitments	—	26,228	9,235	—	35,463
Equity in loss of foreign e-commerce retailer	—	—	8,858	—	8,858
Operating earnings	—	311,303	91,212	—	402,515
Interest expense, net	—	134,762	3	—	134,765
Intercompany royalty charges (income)	—	164,516	(164,516)	—	—
Equity in (earnings) loss of subsidiaries	(160,816)	(255,725)	—	416,541	—
Earnings (loss) before income taxes	160,816	267,750	255,725	(416,541)	267,750
Income tax expense	—	106,934	—	—	106,934
Net earnings (loss)	$160,816	$160,816	$255,725	$(416,541)	$160,816
Total other comprehensive earnings (loss), net of tax	6,624	6,624	—	(6,624)	6,624
Total comprehensive earnings (loss)	$167,440	$167,440	$255,725	$(423,165)	$167,440

	Thirty-Nine weeks ended April 28, 2012
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,775,949	$564,067	$—	$3,340,016
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,744,785	350,023	—	2,094,808
Selling, general and administrative expenses (excluding depreciation)	—	676,898	94,816	—	771,714
Income from credit card program	—	(34,954)	(3,439)	—	(38,393)
Depreciation expense	—	85,433	10,280	—	95,713
Amortization of intangible assets and favorable lease commitments	—	28,450	9,675	—	38,125
Operating earnings	—	275,337	102,712	—	378,049
Interest expense, net	—	130,530	3	—	130,533
Intercompany royalty charges (income)	—	157,484	(157,484)	—	—
Equity in (earnings) loss of subsidiaries	(151,144)	(260,193)	—	411,337	—
Earnings (loss) before income taxes	151,144	247,516	260,193	(411,337)	247,516
Income tax expense	—	96,372	—	—	96,372
Net earnings (loss)	$151,144	$151,144	$260,193	$(411,337)	$151,144
Total other comprehensive (loss) earnings, net of tax	(847)	(847)	—	847	(847)
Total comprehensive earnings (loss)	$150,297	$150,297	$260,193	$(410,490)	$150,297

	Thirty-Nine weeks ended April 27, 2013
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$160,816	$160,816	$255,725	$(416,541)	$160,816
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	123,171	19,515	—	142,686
Loss on debt extinguishment	—	15,597	—	—	15,597
Equity in loss of foreign e-commerce retailer	—	—	8,858	—	8,858
Deferred income taxes	—	(15,501)	—	—	(15,501)
Other	—	4,417	(152)	—	4,265
Intercompany royalty income payable (receivable)	—	164,516	(164,516)	—	—
Equity in (earnings) loss of subsidiaries	(160,816)	(255,725)	—	416,541	—
Changes in operating assets and liabilities, net	—	15,634	(99,055)	—	(83,421)
Net cash provided by operating activities	—	212,925	20,375	—	233,300
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(92,968)	(10,595)	—	(103,563)
Investment in foreign e-commerce retailer	—	—	(10,000)	—	(10,000)
Net cash used for investing activities	—	(92,968)	(20,595)	—	(113,563)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Senior Secured Term Loan Facility	—	500,000	—	—	500,000
Borrowings under Senior Secured Asset-Based Revolving Credit Facility	—	100,000	—	—	100,000
Repayment of borrowings	—	(690,668)	—	—	(690,668)
Debt issuance costs paid	—	(9,763)	—	—	(9,763)
Net cash used for financing activities	—	(100,431)	—	—	(100,431)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	19,526	(220)	—	19,306
Beginning balance	—	48,308	945	—	49,253
Ending balance	$—	$67,834	$725	$—	$68,559

	Thirty-Nine weeks ended April 28, 2012
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$151,144	$151,144	$260,193	$(411,337)	$151,144
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	120,233	19,955	—	140,188
Deferred income taxes	—	(21,845)	—	—	(21,845)
Other	—	313	109	—	422
Intercompany royalty income payable (receivable)	—	157,484	(157,484)	—	—
Equity in (earnings) loss of subsidiaries	(151,144)	(260,193)	—	411,337	—
Changes in operating assets and liabilities, net	—	20,634	(84,563)	—	(63,929)
Net cash provided by operating activities	—	167,770	38,210	—	205,980
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(99,905)	(8,660)	—	(108,565)
Investment in foreign e-commerce retailer	—	—	(29,421)	—	(29,421)
Net cash used for investing activities	—	(99,905)	(38,081)	—	(137,986)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Senior Secured Asset-Based Revolving Credit Facility	—	150,000	—	—	150,000
Repayment of borrowings	—	(25,000)	—	—	(25,000)
Distributions to shareholders	—	(449,295)	—	—	(449,295)
Debt issuance costs paid	—	(594)	—	—	(594)
Net cash used for financing activities	—	(324,889)	—	—	(324,889)
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(257,024)	129	—	(256,895)
Beginning balance	—	320,865	726	—	321,591
Ending balance	$—	$63,841	$855	$—	$64,696

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

Overview

The Company is a luxury retailer conducting integrated store and online operations principally under the Neiman Marcus and Bergdorf Goodman brand names.  We report our store operations as our Specialty Retail Stores segment and our online operations as our Online segment.

The Company is a subsidiary of Newton Holding, LLC (Holding), which is controlled by investment funds affiliated with TPG and Warburg Pincus LLC (collectively, the Sponsors).  The Company’s operations are conducted through its wholly-owned subsidiary, The Neiman Marcus Group, Inc. (NMG).  The Sponsors acquired NMG in a leveraged transaction in October 2005 (the Acquisition).

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar.  All references to the third quarter of fiscal year 2013 relate to the thirteen weeks ended April 27, 2013.  All references to the third quarter of fiscal year 2012 relate to the thirteen weeks ended April 28, 2012.  All references to year-to-date fiscal 2013 relate to the thirty-nine weeks ended April 27, 2013.  All references to year-to-date fiscal 2012 relate to the thirty-nine weeks ended April 28, 2012.

Fiscal Year 2013 Summary

A summary of our operating results is as follows:

•                  Revenues - Our revenues for the third quarter of fiscal year 2013 were $1,098.3 million, an increase of 3.8% compared to the third quarter of fiscal year 2012.  Our revenues for year-to-date fiscal 2013 were $3,529.2 million, an increase of 5.7% compared to year-to-date fiscal 2012.  Increases in comparable revenues were:

	Thirteen weeks ended		Thirty-Nine weeks ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
Specialty Retail Stores	0.7%	4.3%	2.0%	6.2%
Online	15.1%	17.5%	15.8%	15.2%
Total	3.6%	6.7%	4.8%	7.9%

For Specialty Retail Stores, our sales per square foot for the last twelve trailing months were $545 as of April 27, 2013, $542 as of January 26, 2013 and $530 as of April 28, 2012.

•                  Cost of goods sold including buying and occupancy costs (excluding depreciation) (COGS) - COGS increased in the third quarter of fiscal year 2013 by 1.0% of revenues compared to the third quarter of fiscal year 2012.  COGS increased by 0.5% of revenues in year-to-date fiscal 2013 compared to year-to-date fiscal 2012.  The increases in COGS, as percentages of revenues, were primarily due to higher markdowns and promotional costs required in year-to-date fiscal 2013 as a result of lower than expected customer demand.

•                  Selling, general and administrative expenses (excluding depreciation) (SG&A) - SG&A decreased by 1.1% of revenues compared to the third quarter of fiscal year 2012 and decreased by 0.7% of revenues compared to year-to-date fiscal 2012.  The lower levels of SG&A expenses, as a percentage of revenues, primarily reflect 1) lower current and long-term incentive compensation costs and 2) the leveraging of payroll and other costs on higher revenues, partially offset by 3) higher planned selling and Online marketing costs incurred in connection with the continuing expansion of our omni-channel capabilities.

•                  Operating earnings - Total operating earnings in the third quarter of fiscal year 2013 were $150.3 million, or 13.7% of revenues, compared to operating earnings of $146.6 million, or 13.9% of revenues, in the third quarter of fiscal year 2012.  Our operating earnings margin decreased by 0.2% of revenues in the third quarter of fiscal year 2013 primarily due to:

•            an increase in COGS of 1.0% of revenues primarily due to higher markdowns and promotional costs; and

•            our equity in losses from our investment in a foreign e-commerce retailer of 0.3% of revenues; partially offset by

•            lower SG&A expenses of 1.1% of revenues primarily driven by lower current and long-term incentive compensation costs.

Total operating earnings in year-to-date fiscal 2013 were $402.5 million, or 11.4% of revenues, compared to $378.1 million, or 11.3% of revenues, in year-to-date fiscal 2012.  Our operating earnings margin increased by 0.1% of revenues in year-to-date fiscal 2013 primarily due to:

•            lower SG&A expenses of 0.7% of revenues primarily driven by lower current and long-term incentive compensation costs; and

•            lower depreciation and amortization charges of 0.1% of revenues; partially offset by

•            an increase in COGS of 0.5% of revenues primarily due to higher markdowns and promotional costs; and

•            our equity in losses from our investment in a foreign e-commerce retailer of 0.3% of revenues.

•                  Liquidity - Net cash provided by our operating activities was $233.3 million in year-to-date fiscal 2013 compared to $206.0 million in year-to-date fiscal 2012.  The increase in net cash provided by operating activities was primarily due to higher earnings and operational cash flows partially offset by higher working capital requirements.  We held cash balances of $68.6 million at April 27, 2013 compared to $64.7 million at April 28, 2012.  At April 27, 2013, we had $20.0 million of borrowings outstanding under the Asset-Based Revolving Credit Facility, no outstanding letters of credit and $610.0 million of unused borrowing availability.

•                  Outlook - While economic conditions continue to improve from levels experienced during the severe economic downturn in fiscal years 2009 and 2010, consumer confidence and spending levels remain volatile and uncertain.  As a result, we continue to plan our business to balance current business trends and conditions with our long-term initiatives and growth strategies.

At April 27, 2013, on-hand inventories totaled $995.4 million, a 5.2% increase from April 28, 2012.  Based on our current inventory position, we will continue to closely monitor and align our inventory levels and purchases with anticipated customer demand.

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net revenues for the periods indicated.

	Thirteen weeks ended		Thirty-Nine weeks ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs (excluding depreciation)	60.4	59.4	63.2	62.7
Selling, general and administrative expenses (excluding depreciation)	22.6	23.7	22.4	23.1
Income from credit card program	(1.2)	(1.2)	(1.1)	(1.1)
Depreciation expense	3.1	3.1	2.9	2.9
Amortization of intangible assets	0.7	0.7	0.6	0.7
Amortization of favorable lease commitments	0.4	0.4	0.4	0.4
Equity in loss of foreign e-commerce retailer	0.3	—	0.3	—
Operating earnings	13.7	13.9	11.4	11.3
Interest expense, net	2.9	4.2	3.8	3.9
Earnings before income taxes	10.7	9.7	7.6	7.4
Income tax expense	4.3	3.7	3.0	2.9
Net earnings	6.4%	5.9%	4.6%	4.5%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

	Thirteen weeks ended		Thirty-Nine weeks ended
(in millions, except sales per square foot)	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012

REVENUES
Specialty Retail Stores	$855.7	$846.9	$2,754.7	$2,671.0
Online	242.6	210.8	774.5	669.0
Total	$1,098.3	$1,057.7	$3,529.2	$3,340.0

OPERATING EARNINGS
Specialty Retail Stores	$135.1	$135.6	$366.2	$362.2
Online	46.6	41.7	124.9	106.7
Corporate expenses	(16.2)	(18.7)	(44.2)	(52.7)
Equity in loss of foreign e-commerce retailer	(3.6)	—	(8.9)	—
Amortization of intangible assets and favorable lease commitments	(11.6)	(12.0)	(35.5)	(38.1)
Total	$150.3	$146.6	$402.5	$378.1

OPERATING PROFIT MARGIN
Specialty Retail Stores	15.8%	16.0%	13.3%	13.6%
Online	19.2%	19.8%	16.1%	15.9%
Total	13.7%	13.9%	11.4%	11.3%

CHANGE IN COMPARABLE REVENUES (1)
Specialty Retail Stores	0.7%	4.3%	2.0%	6.2%
Online	15.1%	17.5%	15.8%	15.2%
Total	3.6%	6.7%	4.8%	7.9%

SALES PER SQUARE FOOT (2)
Specialty Retail Stores	$133	$130	$424	$414

STORE COUNT
Neiman Marcus and Bergdorf Goodman full-line stores:
Open at beginning of period	43	43	44	43
Opened during the period	—	1	—	1
Closed during the period	—	—	(1)	—
Open at end of period	43	44	43	44
Neiman Marcus Last Call stores:
Open at beginning of period	35	31	33	30
Opened during the period	—	1	2	2
Closed during the period	—	(1)	—	(1)
Open at end of period	35	31	35	31

NON-GAAP FINANCIAL MEASURE EBITDA (3)	$196.0	$191.2	$538.9	$511.9

(1)         Comparable revenues include 1) revenues derived from our retail stores open for more than fifty-two weeks, including stores that have been relocated or expanded and 2) revenues from our Online operation.  Comparable revenues exclude revenues of closed stores.  We closed our Neiman Marcus store in Minneapolis in January 2013.

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

Factors Affecting Our Results

Revenues.  We generate our revenues from the sale of high-end merchandise through our Specialty Retail Stores and our Online operation.  Components of our revenues include:

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise.  These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor.  Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise.  These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold.  We received vendor allowances of $52.8 million, or 1.5% of revenues in year-to-date fiscal 2013 and $53.0 million, or 1.6% of revenues in year-to-date fiscal 2012.  The amounts of vendor allowances we receive fluctuate based on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during year-to-date fiscal 2013 and 2012.

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

Advertising costs consist primarily of 1) online marketing costs, 2) advertising costs incurred related to the production, printing and distribution of our print catalogs and the production of the photographic content for our websites and 3) print media costs for promotional materials mailed to our customers.  We receive advertising allowances from certain of our merchandise vendors.  Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media.  Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned.  Advertising allowances aggregated approximately $51.2 million, or 1.5% of revenues, in year-to-date fiscal 2013 and $48.7 million, or 1.5% of revenues, in year-to-date fiscal 2012.

We also receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendor’s merchandise.  These allowances are netted against the related compensation expense that we incur.  Amounts received from vendors related to compensation programs were $54.0 million, or 1.5% of revenues, in year-to-date fiscal 2013 and $48.8 million, or 1.5% of revenues, in year-to-date fiscal 2012.

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

Thirteen Weeks Ended April 27, 2013 Compared to Thirteen Weeks Ended April 28, 2012

Revenues.  Our revenues for the third quarter of fiscal year 2013 of $1,098.3 million increased by $40.6 million, or 3.8%, from $1,057.7 million in the third quarter of fiscal year 2012.  The increase in revenues was due to increases in comparable revenues related to a higher level of customer demand, most notably in our Online operation.  New stores generated revenues of $9.1 million in the third quarter of fiscal year 2013.

Comparable revenues for the thirteen weeks ended April 27, 2013 were $1,089.2 million compared to $1,051.8 million in the third quarter of fiscal year 2012, representing an increase of 3.6%.  Comparable revenues increased in the third quarter of fiscal year 2013 by 0.7% for Specialty Retail Stores and 15.1% for Online.

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for the third quarter of fiscal year 2013 were 60.4% of revenues compared to 59.4% of revenues for the third quarter of fiscal year 2012.  The increase in COGS by 1.0% of revenues in the third quarter of fiscal year 2013 was primarily due to:

•                  decreased product margins of approximately 0.9% of revenues due to higher markdowns and promotional costs as a result of lower than expected customer demand; and

•                  higher delivery and processing net costs of approximately 0.1% of revenues as a result of lower revenues collected from our customers.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses as a percentage of revenues decreased to 22.6% of revenues in the third quarter of fiscal year 2013 compared to 23.7% of revenues in the prior year fiscal period.  The net decrease in SG&A expenses by 1.1% of revenues in the third quarter of fiscal year 2013 was primarily due to:

•                  lower current and long-term incentive compensation costs of approximately 1.0% of revenues; and

•                  favorable payroll and other costs of approximately 0.3% of revenues primarily due to the leveraging of these expenses on higher revenues; partially offset by

•                  higher planned selling and online marketing costs of approximately 0.2% of revenues incurred in connection with the continuing expansion of our omni-channel capabilities.

Income from credit card program.  We earned credit card program income of $13.3 million, or 1.2% of revenues, in the third quarter of fiscal year 2013 compared to $12.5 million, or 1.2% of revenues, in the third quarter of fiscal year 2012.

Depreciation and amortization expenses.  Depreciation expense was $34.1 million, or 3.1% of revenues, in the third quarter of fiscal year 2013 compared to $32.6 million, or 3.1% of revenues, in the third quarter of fiscal year 2012.

Amortization of intangible assets (primarily customer lists and favorable lease commitments) aggregated $11.6 million, or 1.1% of revenues, in the third quarter of fiscal year 2013 compared to $12.0 million, or 1.1% of revenues, in the third quarter of fiscal year 2012.

Equity in loss of foreign e-commerce retailer.  In the third quarter of fiscal year 2012, we made a strategic investment in a foreign e-commerce retailer.  This investment is accounted for under the equity method and our equity in the investee’s loss was $3.6 million, or 0.3% of revenues, in the third quarter of fiscal year 2013.

Operating earnings.  Total operating earnings in the third quarter of fiscal year 2013 were $150.3 million, or 13.7% of revenues, compared to operating earnings of $146.6 million, or 13.9% of revenues, in the third quarter of fiscal year 2012.  Our operating earnings margin decreased by 0.2% of revenues in the third quarter of fiscal year 2013 primarily due to:

•                  an increase in COGS of 1.0% of revenues primarily due to higher markdowns and promotional costs; and

•                  our equity in losses from our investment in a foreign e-commerce retailer of 0.3% of revenues; partially offset by

•                  lower SG&A expenses of 1.1% of revenues primarily driven by lower current and long-term incentive compensation costs.

Segment operating earnings.  Segment operating earnings for our Specialty Retail Stores and Online segments do not reflect either the impact of adjustments to revalue our assets and liabilities to estimated fair value at the Acquisition date or impairment charges related to declines in fair value subsequent to the Acquisition date.  The reconciliation of segment operating earnings to total operating earnings is as follows:

	Thirteen weeks ended
(in millions)	April 27, 2013	April 28, 2012
Specialty Retail Stores	$135.1	$135.6
Online	46.6	41.7
Corporate expenses	(16.2)	(18.7)
Equity in loss of foreign e-commerce retailer	(3.6)	—
Amortization of intangible assets and favorable lease commitments	(11.6)	(12.0)
Total operating earnings	$150.3	$146.6

Operating earnings for our Specialty Retail Stores segment were $135.1 million, or 15.8% of Specialty Retail Stores revenues, for the third quarter of fiscal year 2013 compared to $135.6 million, or 16.0% of Specialty Retail Stores revenues, for the prior year fiscal period.  The decrease in operating margin as a percentage of revenues for Specialty Retail Stores was primarily due to:

•               higher markdowns and promotional costs; partially offset by

•               lower SG&A expenses primarily due to lower current incentive compensation costs.

Operating earnings for our Online segment were $46.6 million, or 19.2% of Online revenues, in the third quarter of fiscal year 2013 compared to $41.7 million, or 19.8% of Online revenues, for the prior year fiscal period.  The decrease in operating margin as a percentage of revenues for Online was primarily the result of:

•                  lower product margins as a result of higher markdowns and promotional costs;

•                  higher delivery and processing net costs as a result of lower revenues collected from our customers; and

•                  higher depreciation expense; partially offset by

•                  leveraging of buying and occupancy costs and SG&A expenses, net of investments in marketing expenses to support our omni-channel strategies, on the higher level of revenues.

Interest expense.  Net interest expense was $32.3 million, or 2.9% of revenues, in the third quarter of fiscal year 2013 and $44.4 million, or 4.2% of revenues, for the prior year fiscal period.  The decrease in net interest expense is primarily attributable to the effects of the Refinancing Transactions executed in the second quarter of fiscal year 2013.  The significant components of interest expense are as follows:

	Thirteen weeks ended
(in thousands)	April 27, 2013	April 28, 2012

Asset-Based Revolving Credit Facility	$101	$240
Senior Secured Term Loan Facility	26,804	25,278
2028 Debentures	2,227	2,226
Senior Subordinated Notes	—	12,969
Amortization of debt issue costs	2,128	2,106
Other, net	1,155	1,907
Capitalized interest	(69)	(372)
Interest expense, net	$32,346	$44,354

Income tax expense.  Our effective income tax rate for the third quarter of fiscal year 2013 was 40.0% compared to 38.7% for the third quarter of fiscal year 2012.  Our effective income tax rates exceeded the federal statutory rate primarily due to:

•                  state income taxes; and

•                  the lack of a U.S. tax benefit related to the losses from our investment in a foreign e-commerce retailer in the third quarter of fiscal year 2013.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  During the second quarter of fiscal year 2013, the Internal Revenue Service (IRS) began its audit of our fiscal year 2010 and 2011 income tax returns and closed its audit of our fiscal year 2008 and 2009 income tax returns.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2008.  We believe our recorded tax liabilities as of April 27, 2013 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

Thirty-Nine Weeks Ended April 27, 2013 Compared to Thirty-Nine Weeks Ended April 28, 2012

Revenues.  Our revenues for year-to-date fiscal 2013 of $3,529.2 million increased by $189.2 million, or 5.7%, from $3,340.0 million in year-to-date fiscal 2012.  The increase in revenues was due to increases in comparable revenues resulting from a higher level of customer demand, most notably in Online.  New stores generated revenues of $38.4 million in year-to-date fiscal 2013.

Comparable revenues for the thirty-nine weeks ended April 27, 2013 were $3,490.8 million compared to $3,331.1 million in year-to-date fiscal 2012, representing an increase of 4.8%.  Changes in comparable revenues, by quarter and by reportable segment, were:

	Fiscal year 2013			Fiscal year 2012
	Specialty Retail Stores	Online	Total	Specialty Retail Stores	Online	Total
First fiscal quarter	3.5%	13.5%	5.4%	6.4%	15.2%	8.0%
Second fiscal quarter	2.0%	17.9%	5.3%	7.8%	13.5%	9.0%
Third fiscal quarter	0.7%	15.1%	3.6%	4.3%	17.5%	6.7%
Year-to-date	2.0%	15.8%	4.8%	6.2%	15.2%	7.9%

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for year-to-date fiscal 2013 were 63.2% of revenues compared to 62.7% of revenues for year-to-date fiscal 2012.  The increase in COGS of 0.5% of revenues in year-to-date fiscal 2013 was primarily due to:

•                  decreased product margins of approximately 0.4% of revenues due to higher markdowns and promotional costs as a result of lower than expected customer demand; and

•                  higher delivery and processing net costs of approximately 0.1% of revenues as a result of lower revenues collected from our customers; partially offset by

•                  the leveraging of buying and occupancy costs by 0.1% of revenues on higher revenues.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses as a percentage of revenues decreased to 22.4% of revenues in year-to-date fiscal 2013 compared to 23.1% of revenues in the prior year fiscal period.  The decrease in SG&A expenses by 0.7% of revenues in year-to-date fiscal 2013 were primarily due to:

•                  lower current and long-term incentive compensation costs of approximately 0.7% of revenues; and

•                  favorable payroll and other costs of approximately 0.2% of revenues primarily due to the leveraging of these expenses on higher revenues; partially offset by

•                  higher planned selling and online marketing costs of approximately 0.2% of revenues incurred in connection with the continuing expansion of our omni-channel capabilities.

Income from credit card program.  We earned credit card program income of $39.5 million, or 1.1% of revenues, in year-to-date fiscal 2013 compared to $38.4 million, or 1.1% of revenues, in year-to-date fiscal 2012.

Depreciation and amortization expenses.  Depreciation expense was $100.9 million, or 2.9% of revenues, in year-to-date fiscal 2013 compared to $95.7 million, or 2.9% of revenues, in year-to-date fiscal 2012.

Amortization of intangible assets (primarily customer lists and favorable lease commitments) aggregated $35.5 million, or 1.0% of revenues, in year-to-date fiscal 2013 compared to $38.1 million, or 1.1% of revenues, in year-to-date fiscal 2012.  The decrease in amortization expense is primarily due to certain short-lived intangible assets becoming fully amortized.

Equity in loss of foreign e-commerce retailer.  In the third quarter of fiscal year 2012, we made a strategic investment in a foreign e-commerce retailer.  This investment is accounted for under the equity method and our equity in the investee’s loss was $8.9 million, or 0.3% of revenues, in year-to-date fiscal 2013.

Operating earnings.  Total operating earnings in year-to-date fiscal 2013 were $402.5 million, or 11.4% of revenues, compared to $378.1 million, or 11.3% of revenues, in year-to-date fiscal 2012.  Our operating earnings margin increased by 0.1% of revenues in year-to-date fiscal 2013 primarily due to:

•                  lower SG&A expenses of 0.7% of revenues primarily driven by lower current and long-term incentive compensation costs; and

•                  lower depreciation and amortization charges of 0.1% of revenues; partially offset by

•                  an increase in COGS of 0.5% of revenues primarily due to higher markdowns and promotional costs; and

•                  our equity in losses from our investment in a foreign e-commerce retailer of 0.3% of revenues.

Segment operating earnings.  Segment operating earnings for our Specialty Retail Stores and Online segments do not reflect either the impact of adjustments to revalue our assets and liabilities to estimated fair value at the Acquisition date or impairment charges related to declines in fair value subsequent to the Acquisition.  The reconciliation of segment operating earnings to total operating earnings is as follows:

	Thirty-Nine weeks ended
(in millions)	April 27, 2013	April 28, 2012

Specialty Retail Stores	$366.2	$362.2
Online	124.9	106.7
Corporate expenses	(44.2)	(52.7)
Equity in loss of foreign e-commerce retailer	(8.9)	—
Amortization of intangible assets and favorable lease commitments	(35.5)	(38.1)
Total operating earnings	$402.5	$378.1

Operating earnings for our Specialty Retail Stores segment were $366.2 million, or 13.3% of Specialty Retail Stores revenues, in year-to-date fiscal 2013 compared to $362.2 million, or 13.6% of Specialty Retail Stores revenues, for the prior year fiscal period.  The decrease in operating margin as a percentage of revenues for Specialty Retail Stores was primarily due to:

•                  decreased product margins as a result of higher markdowns and promotional costs; partially offset by

•                  lower SG&A expenses primarily due to lower current incentive compensation costs.

Operating earnings for Online were $124.9 million, or 16.1% of Online revenues, in year-to-date fiscal 2013 compared to $106.7 million, or 15.9% of Online revenues, for the prior year fiscal period.  The increase in operating margin as a percentage of revenues for Online was primarily the result of:

•                  leveraging of buying and occupancy costs and SG&A expenses, net of investments in marketing expenses to support our omni-channel strategies, on the higher level of revenues; partially offset by

•                  lower product margins as a result of higher markdowns and promotional costs;

•                  higher delivery and processing net costs as a result of lower revenues collected from our customers; and

•                  higher depreciation expense.

Interest expense.  Net interest expense was $134.8 million, or 3.8% of revenues, in year-to-date fiscal 2013 and $130.5 million, or 3.9% of revenues, for the prior year fiscal period.  Excluding the $15.6 million loss on debt extinguishment, net interest expense decreased by $11.4 million in year-to-date fiscal 2013 primarily attributable to the effects of the Refinancing Transactions executed in the second quarter of fiscal year 2013.  The significant components of interest expense are as follows:

	Thirty-Nine weeks ended
(in thousands)	April 27, 2013	April 28, 2012

Asset-Based Revolving Credit Facility	$1,363	$240
Senior Secured Term Loan Facility	80,034	74,475
2028 Debentures	6,680	6,679
Senior Subordinated Notes	19,031	38,905
Amortization of debt issue costs	6,276	6,350
Other, net	5,911	4,984
Capitalized interest	(127)	(1,100)
	$119,168	$130,533
Loss on debt extinguishment	15,597	—
Interest expense, net	$134,765	$130,533

Income tax expense.  Our effective income tax rate for year-to-date fiscal 2013 was 39.9% compared to 38.9% for year-to-date fiscal 2012.  Our effective income tax rates exceeded the federal statutory rate primarily due to:

•                  state income taxes; and

•                  the lack of a U.S. tax benefit related to the losses from our investment in a foreign e-commerce retailer in year-to-date fiscal 2013.

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

The following table reconciles net earnings as reflected in our Condensed Consolidated Statements of Earnings prepared in accordance with GAAP to EBITDA:

	Thirteen weeks ended		Thirty-Nine weeks ended
(dollars in millions)	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012

Net earnings	$70.8	$62.6	$160.8	$151.1
Income tax expense	47.2	39.6	106.9	96.5
Interest expense, net	32.3	44.4	134.8	130.5
Depreciation expense	34.1	32.6	100.9	95.7
Amortization of intangible assets and favorable lease commitments	11.6	12.0	35.5	38.1
EBITDA	$196.0	$191.2	$538.9	$511.9
EBITDA as a percentage of revenues	17.8%	18.1%	15.3%	15.3%

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

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of inventories.  We have typically financed our cash requirements with available cash balances, cash flows from operations and, if necessary, with cash provided from borrowings under our credit facilities.  We made a net $80.0 million repayment of outstanding borrowings under our Asset-Based Revolving Credit Facility in year-to-date fiscal 2013 and have outstanding borrowings of $20.0 million at April 27, 2013.

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

At April 27, 2013, cash and cash equivalents were $68.6 million compared to $64.7 million at April 28, 2012.  Net cash provided by our operating activities was $233.3 million in year-to-date fiscal 2013 compared to $206.0 million in year-to-date fiscal 2012.  Cash provided by operating activities increased primarily due to higher earnings and operational cash flows partially offset by higher working capital requirements.

Net cash used for investing activities, primarily representing capital expenditures, was $113.6 million in year-to-date fiscal 2013 and $138.0 million in year-to-date fiscal 2012.  We incurred capital expenditures in both year-to-date fiscal 2013 and fiscal 2012 related to remodels of our Bergdorf Goodman and Bal Harbour stores and information technology enhancements.  During year-to-date fiscal 2013, we also incurred capital expenditures for the renovation of our Michigan Avenue Neiman Marcus store (Chicago, Illinois) as well as for the construction of a distribution facility in Pittston, Pennsylvania.  Currently, we project gross capital expenditures for fiscal year 2013 to be approximately $140 to $150 million.  Net of developer contributions, capital expenditures for fiscal year 2013 are projected to be approximately $135 to $145 million.

Net cash used for financing activities was $100.4 million in year-to-date fiscal 2013 compared to a net cash used of $324.9 million in year-to-date fiscal 2012.  Net cash used for financing activities in year-to-date fiscal 2013 reflects the impact of the Refinancing Transactions executed during the second quarter of fiscal year 2013.  In connection with the Refinancing Transactions, we incurred incremental borrowings under the Senior Secured Term Loan Facility, as amended, of approximately $500.0 million.  These proceeds, along with cash on hand, were used to repurchase or redeem the principal amount of the Senior Subordinated Notes.  Our payments to holders of the Senior Subordinated Notes in the tender offer and redemption (including transaction costs), taken together, aggregated approximately $510.7 million.  In addition, we incurred debt issuance costs of approximately $9.8 million in connection with the Refinancing Transactions and the repricing amendment with respect to the Senior Secured Term Loan Facility.  Net cash used for financing activities in year-to-date fiscal 2013 also included a net $80.0 million repayment of outstanding borrowings under our Asset-Based Revolving Credit Facility.  Net cash used for financing activities in year-to-date fiscal 2012 reflects the net impact of the Dividend payment of $449.3 million in the third quarter of fiscal year 2012.

Financing Structure at April 27, 2013

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

Senior Secured Asset-Based Revolving Credit Facility.  At April 27, 2013, NMG had a Senior Secured Asset-Based Revolving Credit Facility providing for a maximum committed borrowing capacity of $700.0 million.  The Asset-Based Revolving Credit Facility matures on May 17, 2016 (or, if earlier, the date that is 45 days prior to the scheduled maturity of NMG’s Senior Secured Term Loan Facility, or any indebtedness refinancing it, unless refinanced as of that date).  On April 27, 2013, NMG had $20.0 million of borrowings outstanding under this facility, no outstanding letters of credit and $610.0 million of unused borrowing availability.

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

At April 27, 2013, borrowings under the Asset-Based Revolving Credit Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the highest of (i) a defined prime rate, (ii) the federal funds effective rate plus ½ of 1.00% or (iii) a one-month LIBOR rate plus 1.00% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin.  The applicable margin is up to 1.25% with respect to base rate borrowings and up to 2.25% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on the historical excess availability under the Asset-Based Revolving Credit Facility.  The interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 2.00% at April 27, 2013.  In addition, NMG is required to pay a commitment fee in respect of unused commitments of (a) 0.375% per annum during any applicable period in which the average revolving loan utilization is 40% or more or (b) 0.50% per annum during any applicable period in which the average revolving loan utilization is less than 40%.  NMG must also pay customary letter of credit fees and agency fees.

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

On February 8, 2013, NMG entered into a repricing amendment with respect to the Senior Secured Term Loan Facility.  The amendment provided for (i) an immediate reduction in the interest rate margin applicable to the loans outstanding under the Senior Secured Term Loan Facility from (a) 3.50% to 3.00% for LIBOR borrowings and (b) 2.50% to 2.00% for base rate borrowings, (ii) an immediate lowering of the LIBOR floor for loans outstanding under the Senior Secured Term Loan Facility from 1.25% to 1.00% and (iii) the borrowing of incremental term loans, the proceeds of which were used to repay the outstanding loans of lenders that did not consent to the repricing amendment (the “Non-Consenting Lenders”) in an aggregate principal amount of approximately $99.6 million, which is the amount of loans held by such Non-Consenting Lenders on February 8, 2013.

At April 27, 2013, the outstanding balance under the Senior Secured Term Loan Facility was $2,560.0 million.  The principal amount of the loans outstanding is due and payable in full on May 16, 2018.

At April 27, 2013, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the higher of 1) the prime rate of Credit Suisse AG (the administrative agent), 2) the federal funds effective rate plus ½ of 1.00% and 3) the adjusted one-month LIBOR rate plus 1.00% or (b) an adjusted LIBOR rate (for a period equal to the relevant interest period, and in any event, never less than 1.00%), subject to certain adjustments, in each case plus an applicable margin.  The applicable margin with respect to outstanding LIBOR borrowings was 3.00% at April 27, 2013.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.00% at April 27, 2013.

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

Interest Rate Caps.  At April 27, 2013, we had outstanding floating rate debt obligations of $2,580.0 million.  NMG has entered into interest rate cap agreements which cap LIBOR at 2.50% for an aggregate notional amount of $1,000.0 million from December 2012 through December 2014 in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness.  In the event LIBOR is less than 2.50%, NMG will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than 2.50%, NMG will pay interest at the capped rate of 2.50%.

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

Merchandise Procurement and Supply Chain Considerations

•                  changes in our relationships with designers, vendors and other sources of merchandise, including changes in the level of goods and/or changes in the form in which such goods are made available to us for resale;

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

In September 2011, the FASB issued guidance to reduce the complexity and costs associated with interim and annual goodwill impairment tests, by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit.  While we adopted this guidance during the first quarter of fiscal year 2013, no impairment tests have been required in year-to-date fiscal 2013.  We will perform our annual impairment tests in the fourth quarter of fiscal year 2013 and do not expect this guidance to have a material impact on our Condensed Consolidated Financial Statements.

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

In February 2013, the FASB issued guidance to improve the reporting of reclassifications out of accumulated other comprehensive earnings depending on the significance of the reclassifications and whether they are required by U.S. generally accepted accounting principles (GAAP).  This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2012, which is effective for us as of the first quarter of fiscal year 2014.  We do not expect that the implementation of this standard will have a material impact on our Condensed Consolidated Financial Statements.

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

ITEM 4.  CONTROLS AND PROCEDURES

a.  Disclosure Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of April 27, 2013, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the SEC’s rules and forms.

b.  Changes in Internal Control over Financial Reporting.

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems.  No change occurred in our internal controls over financial reporting during the quarter ended April 27, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of fiscal year 2013, we granted to certain of our management employees 1,430 Fixed Price Options with a weighted average grant date fair value of $951 per option and 770 Accreting Options with a weighted average grant date fair value of $695 per option.  During the period, certain of our option holders exercised 988 Fixed Price Options with a weighted average exercise price of $1,228 per option and 385 Accreting Options with a weighted average exercise price of $1,083 per option.  The foregoing transactions were consummated without registration in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended and corresponding provisions of state securities laws, which exempt transaction by an issuer not involving any public offering.

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

NEIMAN MARCUS, INC.

(Registrant)

Signature	Title	Date

/s/ T. Dale Stapleton	Senior Vice President	June 3, 2013
T. Dale Stapleton	and Chief Accounting Officer
(on behalf of the registrant and
as principal accounting officer)