Form 10-K
period 2013-08-03
Neiman Marcus Group LTD Inc.
filed 2013-09-26
CIK 1358651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 3, 2013

OR

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file no. 333-133184-12

Neiman Marcus Group LTD Inc.

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

As of September 18, 2013, the registrant had outstanding 1,019,728 shares of its common stock, par value $0.01 per share.

NEIMAN MARCUS GROUP LTD INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED AUGUST 3, 2013

PART I

ITEM 1.     BUSINESS

Business Overview

We are one of the largest luxury, multi-branded, omni-channel fashion retailers in the world. We offer distinctive merchandise to a highly loyal and affluent customer base. With a history of 100+ years in retailing, the Neiman Marcus and Bergdorf Goodman brands are recognized as synonymous with fashion, luxury and style. We have established ourselves as a leading fashion authority among luxury consumers and are a premier retail partner for many of the world’s most exclusive designers. In fiscal year 2013, we generated revenues of $4.6 billion, which was an increase of 7.0% from fiscal year 2012, operating earnings of $446.4 million, or 9.6% of revenues, and EBITDA of $635.3 million, or 13.7% of revenues.  In fiscal year 2013, the 53rd week generated revenues of $61.9 million, operating earnings of $10.7 million and EBITDA of $13.6 million.

In our omni-channel retailing model, we operate in both the in-store and online retail channels to provide our customers with the ability to shop “anytime, anywhere, any device.” We believe this omni-channel model maximizes the recognition of our brands and strengthens our customer relationships. We are investing and plan to continue to invest resources to further enhance the customer’s seamless shopping experience across channels, which is consistent with our customers’ expectations as well as our core value of exceptional customer service. We report our store operations as our Specialty Retail Stores segment and our direct-to-consumer operations as our Online segment.

We currently operate 41 Neiman Marcus full-line stores in prime retail locations in major U.S. markets, including U.S. gateway cities that draw customers from all over the world. In addition, we operate two Bergdorf Goodman stores in landmark locations on Fifth Avenue in New York City. Neiman Marcus and Bergdorf Goodman cater to a highly affluent customer, offering distinctive luxury women’s and men’s apparel and accessories, handbags, cosmetics, shoes and designer and precious jewelry. In addition, we operate 36 off-price, smaller format stores under the brand Last Call® catering to an aspirational, price-sensitive yet fashion-minded customer. We also operate six smaller format stores under the brand CUSP® catering to a younger customer focused on contemporary fashion.

We complement our in-store operations with direct-to-consumer sales through our Online business, which currently generates annual revenues of just over $1 billion, primarily through our e-commerce websites under the brands Neiman Marcus®, Bergdorf Goodman®, Last Call®, CUSP® and Horchow®. In addition, we have taken recent steps to globalize our Neiman Marcus brand. In 2012, we launched international shipping to over 100 countries, including Canada, Japan, Australia, Russia and several countries in the Middle East. In addition, we launched a full-price, Mandarin language e-commerce website for the Neiman Marcus brand to cater to the growing affluent population in China. Our well-established, online operation expands the reach of our brands internationally and beyond the trading area of our U.S. retail stores. Almost 40% of our online Neiman Marcus customers for fiscal year 2013 were located outside of the trade areas of our existing full-line store locations. We also use our Online operations as selling and marketing tools to increase the visibility and exposure of our brands and generate customer traffic within our retail stores.

On September 9, 2013, we entered into an Agreement and Plan of Merger (the Merger Agreement) with NM Mariposa Holdings, Inc. and Mariposa Merger Sub LLC, both of which are owned by an investment group consisting of investment funds affiliated with Ares Management LLC and Canada Pension Plan Investment Board (collectively, our Future Sponsors).  Under the Merger Agreement, we will be acquired for a purchase price based on a total enterprise value of $6.0 billion (the Future Sponsors’ Acquisition).  A portion of the purchase price will be used at closing to repay all amounts outstanding under our existing senior secured credit facilities.  The currently outstanding 7.125% Senior Debentures due 2028 are expected to remain outstanding immediately following the closing of the transaction in accordance with the terms of the indenture governing such debentures.  Consummation of the merger is subject to various conditions, including (i) the absence of a material adverse effect on the Company, as defined in the Merger Agreement, (ii) the expiration or termination of any applicable waiting period under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976 (which has now occurred) and (iii) the completion of the marketing period related to financing of the Future Sponsors’ Acquisition as provided for under the Merger Agreement.  We currently anticipate the closing date for the Future Sponsors’ Acquisition to occur in October or November 2013.

Our Market Opportunity

We operate in the growing luxury apparel and accessories segment of the retail industry and market and sell merchandise, both in-store and online. Our luxury-branded fashion vendors include, among others, Chanel, Gucci, Prada, David Yurman, Giorgio Armani, Akris, Brioni, Ermenegildo Zegna, Christian Louboutin, Van Cleef & Arpels and Tom Ford. Luxury and fashion brands intentionally maintain limited distribution of their merchandise to maximize brand exclusivity and to facilitate the sale of their goods at premium prices. Our omni-channel model offers our designers a distinctive distribution channel that adheres to their standards with respect to brand image and customer service. As a result, we believe we are the largest worldwide partner to many luxury brands. Additionally, we often work with less mature brands that are emerging in the fashion and luxury industry. We have a long history of identifying, developing and nurturing these emerging brands. This combination of established and new designers distinguishes our merchandise assortment and customer shopping experience.

We believe that the global luxury goods industry is a very attractive segment of the overall apparel and accessories market. The global luxury goods industry has experienced strong growth since 2005 with this growth expected to continue.   We believe growth in the online distribution channel for global luxury goods will continue to outpace the growth in the broader market.  We believe that we are well-positioned to benefit from these trends, given that our core customer is affluent, well-educated and wired.

Our Competitive Strengths

We believe the following strengths differentiate us from our competitors and position us well for future growth.

One of the largest luxury, multi-branded, omni-channel retailers enabling us to reach the wealthiest consumers worldwide

We are one of the largest luxury, multi-branded, omni-channel fashion retailers in the world with what we believe to be two of the most globally recognized and reputable luxury brands—Neiman Marcus and Bergdorf Goodman. With a history of 100+ years in retailing, our iconic brands are recognized as synonymous with fashion, luxury and style. With approximately $4.6 billion in revenues in fiscal year 2013, we are significantly larger than other North American and European luxury, multi-branded retailers. We have an extensive omni-channel platform across our brands. Our significant investments in our omni-channel model enable our customers to shop “anytime, anywhere, any device.” Our stores are located in prime locations in metropolitan markets, including U.S. gateway cities that draw customers from around the world such as New York City, Miami, Los Angeles, San Francisco and Las Vegas. Our online operation enables us to reach the world’s wealthiest consumers, which is critical to addressing the needs of our evolving global, fashion-conscious luxury consumers. We believe that our size, our reach, our reputation and our long-term relationships with designers allow us to obtain a better brand selection and a higher allocation of top merchandise.

Highly productive store base offering our customers a differentiated and personalized shopping experience

We have a highly profitable and productive store base in many of the country’s most prestigious locations. The combined store productivity of our Neiman Marcus and Bergdorf Goodman stores, which was $552 per square foot for fiscal year 2013, has consistently outperformed other luxury and premium multi-branded retailers over the last 10 years. Our shopping experience is highly differentiated. We offer our customers a curated selection of merchandise tailored to local aesthetics. Each of our stores is individually designed by market and provides a sumptuous shopping environment with high-end finishings, artwork and, in most cases, in-store restaurants. When combined with our strong selling culture, our stores provide our customers with a luxurious and enjoyable shopping experience.

Through Bergdorf Goodman, we believe we are the premier luxury multi-branded retailer in New York City, providing our customers with a shopping experience that we believe to be unlike any other. Located in landmark Fifth Avenue locations near Central Park and The Plaza Hotel, we believe Bergdorf Goodman represents an iconic shopping destination in Manhattan for both U.S. and international customers. The stores offer ultra-luxury merchandise and provide a desirable showcase for both established and emerging fashion brands.

Exceptional real estate locations with favorable terms for full-line stores

We believe our full-line stores have the highest quality locations across the United States, a footprint that would be challenging to replicate. Our full-line stores are situated among the highest-end luxury boutiques and upscale retailers in the most prestigious shopping centers, malls and other metropolitan shopping destinations that are frequented by the wealthiest of customers. We believe that our brand, reputation and strength in the luxury market have allowed us to obtain our premier locations on favorable terms. Over 90% of our full-line store real estate leases have maturities over 25 years, including renewal options, providing us with substantial operating stability for our store base. Our real estate strategy with respect to our full-line stores allows us to obtain favorable pricing, resulting in an attractive rent structure.

Leader in luxury online retailing with the largest assortment of luxury brands

We believe that we were one of the first major luxury fashion online retailers in the world, which positions us well as a leader in this evolving channel. Our Online operation currently accounts for annual revenues of just over $1 billion, which we believe makes it one of the largest luxury, multi-branded online platforms. This represents a compounded annual growth rate of approximately 15% since fiscal year 2010. We believe that our scale and success allow us to provide our customers with an assortment of luxury merchandise online that is unmatched by other U.S. luxury and premium multi-branded retailers. Furthermore, our online data analytics capabilities allow us to tailor our marketing and provide our customers with a highly personalized shopping experience.  At approximately 22% of our total revenues in fiscal year 2013, our online retailing operation represents a critical element of our omni-channel strategy.

Leading portfolio of established and emerging luxury and fashion brands

As a leading fashion authority among luxury consumers, we carry many of the world’s most exclusive designers. We have highly skilled merchandising teams for each of our brands, which enable us to optimize each channel and offer curated assortments that are customized at the store level based on our extensive local market knowledge and online data analytics. As a result, we offer a broad selection of highly differentiated and distinctive luxury merchandise to fully address our customers’ lifestyle needs. We have long-standing, 25+ year relationships with most of our largest vendors. In addition, we also have a long history of identifying, developing and nurturing emerging design talent. We believe that these relationships with both established and emerging designers allow us to obtain a better brand selection, including in some instances merchandise and brands that are exclusive to us, and superior allocation of merchandise, providing our customers with a distinctive shopping experience.

Customer service led organization fosters strong customer relationships and loyalty and drives sales

We maintain superior customer service initiatives that enable us to engage with our customers and cultivate long-term relationships and customer loyalty to increase sales.

InCircle® Loyalty Program:  We believe we were among the first retailers to adopt a customer loyalty program, and we believe that our InCircle loyalty program helps drive incremental sales as our InCircle members visit our stores more frequently and spend significantly more than other customers. Approximately 40% of our total revenues in fiscal year 2013 were generated by 143,000 InCircle members who achieved reward status.  Our InCircle program focuses on our most active customers to drive engagement, resulting in an increased number of transactions and sales by offering attractive member benefits such as private in-store events, special exclusive offers, as well as the ability to earn gift cards.

Our Sales Associates:  Our sales associates provide exceptional and differentiated customer service, instilling and reinforcing our culture of relationship-based service recognized by our customers. Our commission-based sales associates have an average tenure of over seven years and are highly productive.  We have empowered our sales force with technology by rolling out to them approximately 7,000 smart phones and tablets, which further enhances customer communication and engagement. Our emphasis is on building long-term customer relationships rather than transactional-based results, which has led to consistently strong customer service scores.

Exceptional management team with world-class execution skills

Our senior leadership team has deep experience across a broad range of disciplines in the retail industry including sales, marketing, merchandising, operations, logistics, information technology, e-commerce, real estate and finance. Karen Katz, our Director, President and Chief Executive Officer, joined Neiman Marcus in 1985 and has been in charge of a variety of our business units, including leading both the Neiman Marcus Stores and Neiman Marcus Direct businesses during her tenure. Ms. Katz’s strong and consistent leadership is complemented by a deep bench of executives with an average of 22 years of experience in the retail industry, and an average of 11 years with us. James Skinner, our Executive Vice President, Chief Operating Officer and Chief Financial Officer, brings over twenty years of retail experience to Neiman Marcus and has held multiple senior leadership positions with us since joining in 2000. James Gold, our President of Specialty Retail, joined us in 1991 and, prior to assuming his current role, was the Chief Executive Officer of Bergdorf Goodman from May 2004 to October 2010. While many of our executives have deep rooted experience at Neiman Marcus in a variety of management positions, we have also hired executives who bring fresh, outside perspectives and expertise to our organization. In June 2011, we hired John Koryl as the President of Neiman Marcus Direct. Mr. Koryl brings six years of e-commerce experience at Williams-Sonoma and eBay. In May 2011, we hired Joshua Schulman as the President of Bergdorf Goodman. Mr. Schulman was the Chief Executive Officer of Jimmy Choo for five years and held various senior executive roles at Kenneth Cole, Gap and Gucci. Our management team has demonstrated a successful track record of delivering strong growth and increased profitability. As a result, we believe that we are well-positioned to execute our growth strategies and continue to deliver superior financial results.

Superior financial performance provides momentum for future growth

Our business model has allowed us to achieve strong financial results. Over the past three years, we have increased revenues from $4.0 billion to $4.6 billion as of fiscal year 2013. During the same time period, we have consistently achieved positive quarterly comparable revenue growth with an average quarterly increase in excess of 7%. During this period, we increased our operating earnings from $329.7 million to $446.4 million and our EBITDA from $524.7 million to $635.3 million. These strong results and our efficient management of our working capital have allowed us to invest in high-return capital projects and pay down debt. Our business generated strong cash flow from operations of $272.4 million in fiscal year 2011, $259.8 million in fiscal year 2012 and $349.4 million in fiscal year 2013. Our strong cash flow has allowed us to make approximately $1.2 billion in net long-term debt principal repayments and dividend payments since October 2005. For fiscal years 2012 and 2013, our returns on invested capital were 19.8% and 19.0%, respectively.

Growth Opportunities

We operate in the luxury apparel and accessories segment of the retail industry and we believe the global luxury goods sector is a very attractive segment of the overall apparel and accessories industry.  In addition, we believe growth in the online distribution channel for global luxury goods will continue to outpace the growth in the broader market.  We believe that we are well-positioned to benefit from these trends.  Our goal is to leverage our competitive strengths and to increase our sales productivity and earnings growth to sustain our leadership position within luxury retailing.  Subsequent to the closing of the Future Sponsors’ Acquisition, if successfully completed, we will work with the Future Sponsors to define and implement growth strategies that are aligned with and represent logical extensions of our core competencies of operating specialty retail stores and e-commerce websites within luxury retailing.

Components of Our Omni-channel Retailing Model

A description of the components of our integrated, omni-channel retailing model follows:

Specialty Retail Stores.  Our specialty retail store operations (Specialty Retail Stores) consist primarily of our 41 Neiman Marcus stores and two Bergdorf Goodman stores. Specialty Retail Stores accounted for 77.8% of our total revenues in fiscal year 2013, 79.8% of our total revenues in fiscal year 2012 and 81.1% of our total revenues in fiscal year 2011.

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

•                  Bergdorf Goodman Stores.  Bergdorf Goodman is a premier luxury retailer in New York City well known for its high luxury merchandise, sumptuous shopping environment and landmark Fifth Avenue locations. Like Neiman Marcus, Bergdorf Goodman features high-end apparel, handbags, fashion accessories, shoes, precious and designer jewelry, cosmetics, gift items and decorative home accessories.

•                  Small Format Stores.  Also included in our Specialty Retail Stores segment are small format stores we operate under the Last Call and CUSP brands. We operate 36 off-price stores under the Last Call brand. These stores offer off-price goods purchased directly for resale as well as end-of-season clearance goods from our Neiman Marcus stores, Bergdorf Goodman stores and Online operation. In addition, we operate six stores under the CUSP name. CUSP is a smaller store format (6,000 to 11,000 square feet) that targets a younger, fashion savvy customer with a contemporary point of view. Sales from our Neiman Marcus Last Call and CUSP stores account for less than 10% of our total revenues.

Online.  To complement the operations of our retail stores, our upscale direct-to-consumer retailing operation (Online) conducts online sales of fashion apparel, handbags, shoes, accessories and home furnishings through the Neiman Marcus and Bergdorf Goodman brands and online sales of home furnishings and accessories through the Horchow brand. Additionally, we operate a website under the Last Call brand that features off-price fashion goods and augments and complements the operations of our Last Call stores. We also run an established online business for the CUSP brand which caters to a younger customer focused on contemporary fashion. Online generated 22.2% of our total revenues in fiscal year 2013, 20.2% of our total revenues in fiscal year 2012 and 18.9% of our total revenues in fiscal year 2011.

We regularly send e-mails to approximately 6.4 million e-mail addresses, alerting our customers to our newest merchandise and the latest fashion trends. In addition to our activities in the United States, in 2012 we launched international shipping to over 100 countries. For certain vendors, we operate their online commercial operations and fulfill customer demand from the vendors’ website from either our owned inventory or inventory consigned from the vendors.

We also conduct catalog sales through the Neiman Marcus and Horchow brands. Over 1.4 million customers made a purchase through one of our websites or catalogs in fiscal year 2013. Our catalog business circulated approximately 40 million catalogs in fiscal year 2013, a decrease of approximately 9.0% from the prior year. With the growth of internet revenues, we have reduced catalog circulation in recent years and would expect flat to declining catalog circulation in the foreseeable future.

For more information about our reportable segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 of the Notes to Consolidated Financial Statements in Item 15.

Investment in Foreign E-commerce Retailer.  In the third quarter of fiscal year 2012, we made a $29.4 million strategic investment in Glamour Sales Holding Limited, a privately held e-commerce company based in Hong Kong with leading off-price flash sales websites in Asia. In February 2013, we made an additional $10.0 million investment in Glamour Sales increasing our ownership interest to 44%. In the second quarter of fiscal year 2013, Glamour Sales expanded its operations to launch a full-price, Mandarin language e-commerce website in China under the Neiman Marcus brand. Currently, the China Neiman Marcus website offers in-season merchandise and we fulfill these orders from our distribution facility in China. During the fourth quarter of fiscal year 2013, we began the transition of the China Neiman Marcus website from Glamour Sales to our Online operation in the United States. In fiscal year 2014, we intend to fulfill orders from customers in China directly from the United States.

Other. Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  This resulted in an extra week in fiscal year 2013 (the 53rd week).  All references to fiscal year 2013 relate to the fifty-three weeks ended August 3, 2013, all references to fiscal year 2012 relate to the fifty-two weeks ended July 28, 2012 and all references to fiscal year 2011 relate to the fifty-two weeks ended July 30, 2011.  References to fiscal year 2014 and years thereafter relate to our fiscal years for such periods.

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

The Acquisition

On April 22, 2005, Neiman Marcus Group LTD Inc. (the Company), formerly Neiman Marcus, Inc. (formerly Newton Acquisition, Inc.), and its wholly-owned subsidiary, Newton Acquisition Merger Sub, Inc. (Merger Sub), were formed and incorporated in the state of Delaware.  Newton Holding, LLC (Holding), the Company and Merger Sub were formed by investment funds affiliated with TPG Global, LLC (together with its affiliates, TPG) and Warburg Pincus LLC (collectively, the Principal Stockholders) for the purpose of acquiring The Neiman Marcus Group, Inc. (NMG).

The acquisition of NMG was completed on October 6, 2005 (the Acquisition Date) through the merger of Merger Sub with and into NMG, with NMG being the surviving entity (the Acquisition).  Subsequent to the Acquisition, NMG is a subsidiary of the Company, which is controlled by Holding.  In connection with the Acquisition, NMG incurred significant indebtedness and became highly leveraged.  We were previously named “Neiman Marcus, Inc.” but were renamed “Neiman Marcus Group LTD Inc.” on August 28, 2013.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”  All references to “we” and “our” relate to the Company for periods subsequent to the Acquisition and to NMG for periods prior to the Acquisition.

Customer Service and Marketing

We believe that excellent customer service contributes to increased loyalty and purchases by our customers. We are committed to providing our customers with a premier shopping experience whether in-store or online. Our customer service model is supported by:

•                  omni-channel marketing programs designed to promote customer awareness of our offerings of the latest fashion trends;

•                  our InCircle loyalty program designed to cultivate long-term relationships with our customers;

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

Marketing Programs.  We conduct a wide variety of omni-channel marketing programs that allow us to engage with our customers in multiple ways. We use our marketing programs to develop and maintain relationships with customers, communicate fashion trends and information and generate excitement about our brands. The programs include in-store and online events, social promotions and targeted communications leveraging digital and traditional media.

We maintain an active calendar of events to promote our sales efforts. The activities include integrated in-store and online promotions of the merchandise of selected designers or merchandise categories. Many of these events are connected to our loyalty program, InCircle®. In addition, events include seasonal in-store and online trunk shows by leading designers featuring the newest fashions from the designer and participation in charitable functions and partnerships in each of our markets. Trunk shows and in-store promotions at our Neiman Marcus and Bergdorf Goodman stores feature a variety of national and international vendors such as Chanel, Prada, Giorgio Armani, Lanvin, Oscar de la Renta and Christian Louboutin.

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

Through our print media programs, we mail various publications to our customers communicating upcoming in-store events, new merchandise offerings and fashion trends. In connection with these programs, Neiman Marcus produces The Book® approximately eight times each year. The Book is a high-quality publication featuring the latest fashion trends that is mailed on a targeted basis to our customers and has a yearly printing of almost two million. Our other print publications include the Bergdorf Goodman Magazine and specific designer mailers.

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

Loyalty Program.  We maintain a loyalty program under the InCircle® brand name designed to cultivate long-term relationships with our customers. Our loyalty program focuses on our most active customers. This program includes marketing features, including private in-store events, as well as the ability to accumulate points for qualifying purchases. Increased points are periodically offered in connection with promotional and other events. Upon attaining specified point levels, points are automatically redeemed for gift cards. Approximately 40% of our total revenues in fiscal year 2013 were generated by our InCircle loyalty program members who achieved reward status.

Sales Associates.  Our sales associates instill and reinforce a culture of relationship-based service recognized by our customers. We compensate our sales associates primarily on a commission basis and provide them with training in the areas of customer service, selling skills and product knowledge. Our sales associates participate in active clienteling programs, utilizing both print and digital media, designed to maintain contact with our customers between store visits and to ensure that our customers are aware of the latest merchandise offerings and fashion trends. We have equipped our sales force with technology by rolling out to them approximately 7,000 smart phones and tablets, which further enhances our customer communication and engagement. We empower our sales associates to act as personal shoppers and, in many cases, as the personal style advisor to our customers. In our Online operations, customers may interact with knowledgeable sales associates using online chat capabilities offered on our websites or by dialing a toll-free telephone number.

Customer-friendly Websites.  We believe that we offer a high level of service to customers shopping online through easy-to-use site navigation, site speed and functionality and many customer-friendly features such as runway videos of apparel, detailed product descriptions, sizing information, interviews with designers and multiple angle shots of merchandise. In addition, we place high importance on quick, accurate product delivery and an efficient and friendly call center.

Proprietary Credit Card Program.  Pursuant to an agreement with Capital One, which we refer to as the Program Agreement, Capital One offers proprietary credit card accounts to our customers under both the “Neiman Marcus” and “Bergdorf Goodman” brand names. Our Program Agreement currently extends to July 2020 (renewable thereafter for three-year terms), subject to early termination provisions.

Under the terms of the Program Agreement, Capital One currently offers credit cards and non-card payment plans. We receive payments from Capital One based on sales transacted on our proprietary credit cards. We may receive additional payments based on the profitability of the portfolio as determined under the Program Agreement depending on a number of factors including credit losses. In addition, we receive payments from Capital One for marketing and servicing activities we provide to Capital One.

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

Historically, our customers holding a proprietary credit card have tended to shop more frequently and have a higher level of spending than customers paying with cash or third party credit cards. In fiscal years 2013 and 2012, over 40% of our revenues were transacted through our proprietary credit cards.

We utilize data captured through our proprietary credit card program in connection with promotional events and customer relationship programs to target specific customers based upon their past spending patterns for certain brands, merchandise categories and store locations.

Merchandise

We carry a broad selection of highly differentiated and distinctive luxury merchandise carefully curated by our highly-skilled merchandising group. We believe our merchandising experience and in-depth knowledge of our customers and the markets within which we operate allow us to select an appropriate merchandise assortment that is tailored to fully address our customers’ lifestyle needs.

Our percentages of revenues by major merchandise category are as follows:

	Fiscal year ended
	August 3, 2013	July 28, 2012	July 30, 2011
Women’s Apparel	31%	34%	35%
Women’s Shoes, Handbags and Accessories	27	25	24
Men’s Apparel and Shoes	12	12	12
Designer and Precious Jewelry	12	11	11
Cosmetics and Fragrances	11	11	10
Home Furnishings and Décor	5	6	6
Other	2	1	2
	100%	100%	100%

Substantially all of our merchandise is delivered to us by our vendors as finished goods and is manufactured in numerous locations, including Europe and the United States and, to a lesser extent, China, Mexico and South America.

Our major merchandise categories are as follows:

Women’s Apparel:  Women’s apparel consists of dresses, eveningwear, suits, coats and sportswear separates—skirts, pants, blouses, jackets and sweaters. We work with women’s apparel vendors to present the merchandise and highlight the best of the vendor’s product. Our primary women’s apparel vendors include Chanel, Gucci, Prada, Giorgio Armani, St. John, Akris and Brunello Cucinelli.

Women’s Shoes, Handbags and Accessories:  Women’s accessories include belts, gloves, scarves, hats and sunglasses and complement our shoes and handbags assortments. Our primary vendors in this category include Christian Louboutin, Chanel, Manolo Blahnik, Prada, Gucci, Jimmy Choo and Tory Burch in ladies shoes and Chanel, Prada, Gucci, Tory Burch, Balenciaga and Celine in handbags.

Men’s Apparel and Shoes:  Men’s apparel and shoes include suits, dress shirts and ties, sport coats, jackets, trousers, casual wear and eveningwear as well as business and casual footwear. Bergdorf Goodman has a fully dedicated men’s store on Fifth Avenue in New York. Our primary vendors in this category include Ermenegildo Zegna, Brioni, Giorgio Armani, Tom Ford, Brunello Cucinelli and Loro Piana in men’s clothing and sportswear and Ermenegildo Zegna, Brioni, Prada, Ferragamo, Gucci and Tom Ford in men’s furnishings and shoes.

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

Vendor Relationships

Our merchandise assortment consists of a broad selection of highly differentiated and distinctive luxury goods purchased from both well-known luxury-branded fashion vendors as well as new and emerging designers. We communicate with our vendors frequently, providing feedback on current demand for their products, suggesting changes to specific product categories or items and gaining insight into their future fashion direction. Certain designers sell their merchandise, or certain of their design collections, exclusively to us and other designers sell to us pursuant to their limited distribution policies. Our relationships and purchasing power with designers allow us to obtain a broad selection of quality merchandise. Our women’s and men’s apparel and fashion accessories businesses are especially dependent upon our relationships with these designer resources. We monitor and evaluate the sales and profitability performance of each vendor and adjust our future purchasing decisions from time to time based upon the results of this analysis. We have no guaranteed supply arrangements with our principal merchandising sources. In addition, our vendor base is diverse, with only one vendor representing more than 5% of the cost of our total purchases in fiscal year 2013. This vendor represented 6.6% of our total purchases in fiscal year 2013. The breadth of our sourcing helps mitigate risks associated with a single brand or designer.

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

In order to expand our product assortment, we offer certain merchandise, primarily precious jewelry, which has been consigned to us from the vendor. As of August 3, 2013 and July 28, 2012, we held consigned inventories with a cost basis of approximately $358.9 million and $328.6 million, respectively. Consigned inventories are not reflected in our Consolidated Balance Sheets as we do not take title to consigned merchandise.

Inventory Management

Our merchandising functions are responsible for the determination of the merchandise assortment and quantities to be purchased for each of our channels and, in the case of Neiman Marcus and Last Call stores, for the allocation of merchandise to each store. We currently have approximately 400 merchandise buyers and merchandise planners.

The majority of the merchandise we purchase is initially received at one of our centralized distribution facilities. To support our Specialty Retail Stores, we utilize distribution facilities in Longview, Texas and Pittston, Pennsylvania and three regional service centers. We also operate two distribution facilities in the Dallas-Fort Worth area to support our Online operation.

Our distribution facilities are linked electronically to our various merchandising staffs to facilitate the distribution of goods to our stores. We utilize electronic data interchange (EDI) technology with certain of our vendors, which is designed to move merchandise onto the selling floor quickly and cost-effectively by allowing vendors to deliver floor-ready merchandise to the distribution facilities. In addition, we utilize high-speed automated conveyor systems capable of scanning the bar-coded labels on incoming cartons of merchandise and directing the cartons to the proper processing areas. Many types of merchandise are processed in the receiving area and immediately “cross docked” to the shipping dock for delivery to the stores. Certain processing areas are staffed with personnel equipped with hand-held radio frequency terminals that can scan a vendor’s bar code and transmit the necessary information to a computer to record merchandise on hand. We utilize third party carriers to distribute our merchandise to individual stores.

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

We also maintain inventories at the Longview and Pittston distribution facilities. The goods held at these distribution facilities consist primarily of goods held in limited assortment or quantity by our stores and replenishment goods available to stores achieving high initial sales levels. With our “locker stock” inventory management program, we maintain a portion of our most in-demand and high fashion merchandise at our distribution facility. For products stored in locker stock, we can ship replenishment merchandise to the stores that demonstrate the highest customer demand. In addition, our sales associates can use the program to ship items directly to our customers, thereby improving customer service and increasing productivity. This program also helps us to restock inventory at individual stores more efficiently, to maximize the opportunity for full-price selling and to minimize the potential risks related to excess inventories.

The two distribution centers supporting our Online operations facilitate the receipt and storage of inventories from vendors, fulfill customer orders on a timely and efficient basis and receive, research and resolve customer returns.

In connection with our omni-channel approach to retailing, we implemented technologies and processes in fiscal year 2012 whereby certain inventories were made available to both our in-store and online channels. For these merchandise categories, our sales associates are able to fulfill customer demand originating in-stores from the inventories held in their assigned store, other stores or the distribution and warehouse facilities supporting both our store and online channels. Conversely, website orders can be fulfilled from our distribution and warehouse facilities as well as from our retail stores. We are expanding and will continue to expand our capabilities to share inventories across our store and online channels in fiscal year 2014 and beyond.

Capital Investments

We make capital investments annually to support our long-term business goals and objectives. We invest capital in new and existing stores, e-commerce websites, distribution and support facilities as well as information technology. We have gradually increased the number of our stores over the past ten years, growing our full-line Neiman Marcus and Bergdorf Goodman store base from 36 stores at the beginning of fiscal year 2003 to our current 43 stores.

We invest capital in the development and construction of new stores in both existing and new markets. We are focused on operating only in attractive markets that can profitably support our stores as well as maintaining the quality of our stores and, consequently, our brand. We conduct extensive demographic, marketing and lifestyle research to identify attractive retail markets with a high concentration of our target customers prior to our decision to construct a new store. In addition to the construction of new stores, we also invest in the on-going maintenance of our stores to ensure an elegant shopping experience for our customers. Capital expenditures for existing stores include 1) expenditures to maintain the ambiance and luxurious shopping experience within our stores, 2) designer shops within our stores to deepen our relationships with our designers and increase the visibility of select fashion brands, 3) ongoing investments in technology to support our omni-channel efforts and improve the overall in-store customer experience, 4) minor renovations of certain areas within the store, including in-store “shop in shops”, and 5) major remodels and renovations and store expansions. With respect to our major remodels, we only expand after extensive analysis of our projected returns on capital. We generally experience an increase in total revenues at stores that undergo a remodel or expansion.

We also believe capital investments for information technology in our stores, websites, distribution facilities and support functions are necessary to support our business strategies. As a result, we are continually upgrading our information systems to improve efficiency and productivity.

In the past three fiscal years, we have made capital expenditures aggregating $393.5 million related primarily to:

•                  the construction of a new store in Walnut Creek, California and construction of a distribution facility in Pittston, Pennsylvania;

•                  e-commerce and technology investments;

•                  enhancements to merchandising and store systems; and

•                  the renovation of our main Bergdorf Goodman store on Fifth Avenue in New York City and Neiman Marcus stores in Bal Harbour, Florida and Chicago, Illinois.

Currently, we project gross capital expenditures for fiscal year 2014 to be approximately $190 to $200 million. Net of developer contributions, capital expenditures for fiscal year 2014 are projected to be approximately $170 to $180 million.

We receive allowances from developers related to the construction of our stores thereby reducing our cash investment in these stores. We received construction allowances aggregating $7.2 million in fiscal year 2013 and $10.6 million in fiscal year 2012.

Competition

The specialty retail industry is highly competitive and fragmented. We compete for customers with specialty retailers, luxury and premium multi-branded retailers, national apparel chains, vendor-owned proprietary boutiques, individual specialty apparel stores and direct-to-consumer marketing firms. We compete for customers principally on the basis of quality and fashion, customer service, value, assortment and presentation of merchandise, marketing and customer loyalty programs and, in the case of Neiman Marcus and Bergdorf Goodman, store ambiance. Retailers that compete with us for distribution of luxury fashion brands include Saks Fifth Avenue, Nordstrom, Bloomingdale’s, Barneys New York, Net-a-Porter, vendor boutiques and other national, regional and local retailers.

We believe we differ from other national retailers by our approach to omni-channel retailing, distinctive merchandise assortments, which we believe are more upscale than other luxury and premium multi-branded retailers, excellent customer service, prime real estate locations, premier online websites and elegant shopping environments. We believe we differentiate ourselves from regional and local luxury and premium retailers through our omni-channel approach to business, strong national brand, diverse product selection, loyalty program, customer service, prime shopping locations and strong vendor relationships that allow us to offer the top merchandise from each vendor. Vendor-owned proprietary boutiques and specialty stores carry a much smaller selection of brands and merchandise, lack the overall shopping experience we provide and have a limited number of retail locations.

Employees

As of September 18, 2013, we had approximately 15,700 employees. Our staffing requirements fluctuate during the year as a result of the seasonality of the retail industry. We hire additional temporary associates and increase the hours of part-time employees during seasonal peak selling periods. Except for certain employees of Bergdorf Goodman representing less than 1% of our total employees, none of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Seasonality

Our business, like that of most retailers, is affected by seasonal fluctuations in customer demand, product offerings and working capital expenditures. For additional information on seasonality, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Seasonality.”

Intellectual Property

We own certain tradenames and service marks, including the “Neiman Marcus” and “Bergdorf Goodman” marks, that are important to our overall business strategy. These marks are valuable assets that consumers associate with luxury goods.

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

ITEM 1A.     RISK FACTORS

Risks Related to Our Business and Industry

Economic conditions may impact demand for our merchandise.

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

•                  the level of consumer spending, debt and savings; and

•                  current and expected tax rates and policies.

The merchandise we sell consists of luxury retail goods. The purchase of these goods by customers is discretionary, and therefore highly dependent upon the level of consumer spending, particularly among affluent customers. During an actual or perceived economic downturn, fewer customers may shop with us and those who do shop may limit the amounts of their purchases. While economic conditions have improved since the severe downturn we experienced in calendar years 2008 and 2009, domestic and global economic conditions remain volatile. The recurrence of adverse economic conditions could have an adverse effect on our results of operations and continued growth.

If we significantly overestimate our future sales or fail to identify fashion trends and consumer shopping preferences correctly, our profitability may be adversely affected.

Our success depends in large part on our ability to identify fashion trends and consumer shopping preferences as well as to anticipate, gauge, and react to rapidly changing consumer demands in a timely manner. We make decisions regarding the purchase of our merchandise well in advance of the season in which it will be sold. For example, women’s apparel, men’s apparel, shoes and handbags are typically ordered six to nine months in advance of the products being offered for sale while jewelry and other categories are typically ordered three to six months in advance.

If our sales during any season are significantly lower than we anticipated, we may not be able to adjust our expenditures for inventory and other expenses in a timely fashion and may be left with unsold inventory. If that occurs, we may be forced to rely on markdowns or promotional sales to dispose of excess inventory. This could have an adverse effect on our gross margins and operating earnings. Conversely, if we fail to purchase a sufficient quantity of merchandise, we may not have an adequate supply of products to meet consumer demand, thereby causing us to lose sales or adversely affect our customer relationships. Any failure on our part to anticipate, identify and respond effectively to changing consumer demands, fashion trends and consumer shopping preferences could adversely affect our results of operations.

The specialty retail industry is highly competitive.

The specialty retail industry is highly competitive and fragmented. We compete for customers with luxury and premium multi-branded retailers, designer-owned proprietary boutiques, specialty retailers, national apparel chains, individual specialty apparel stores and online retailers. Many of our competitors have greater financial resources than we do.

Competition is strong in both the in-store and online channels to attract new customers, maintain relationships with existing customers and obtain merchandise from key designers. We compete for customers principally on the basis of quality and fashion, customer service, value, assortment and presentation of merchandise, marketing and customer loyalty programs and store and online ambiance. Our failure to compete successfully based on these and other factors may have an adverse effect on our results of operations.

Online retailing is rapidly evolving and we expect competition in online markets to intensify in the future. With the expansion of online retailing, we believe our overall business has become and will continue to become more complex. These changes have forced us to develop new expertise in response to the new challenges, risks and uncertainties inherent in the delivery of an integrated omni-channel retailing model. For example, we face the risk that our online operations might cannibalize a significant portion of our specialty retail store sales. Through our omni-channel strategy, we seek to attract as many new customers as possible to both channels. We also continually analyze our operating results and trends of our online and store channels, as well as the relationships between these channels, to maximize opportunities to drive incremental sales.

A number of other competitive factors could have an adverse effect on our business, results of operations and financial condition, including:

•                  competitive pricing strategies, including discounting of merchandise prices and/or the discounting or elimination of revenues collected for delivery and processing or other services;

•                  expansion of product or service offerings by existing competitors;

•                  entry by new competitors into markets in which we currently operate; and

•                  alteration of the distribution channels used by designers related to the sale of their goods to consumers.

Our business and performance may be affected by our ability to implement our expansion and growth strategies.

To maintain and grow our position as a leading luxury retailer, we must make ongoing investments to support our business goals and objectives. We make capital investments in our new and existing stores, websites, and distribution and support facilities as well as information technology. We also incur expenses for headcount, advertising and marketing, professional fees and other costs in support of our growth initiatives. Costs incurred in connection with our business goals and objectives require us to anticipate our customers’ needs, trends within our industry and our competitors’ actions. In addition, we must successfully execute the strategies identified to support our business goals and objectives. If we fail to identify appropriate business goals and objectives or if we fail to execute the actions required to accomplish these goals and objectives, our revenues, customer base and results of operations could be adversely affected.

New store openings involve certain risks, including constructing, furnishing and supplying a store in a timely and cost effective manner, accurately assessing the demographic or retail environment at a given location, negotiating favorable lease terms, hiring and training quality staff, obtaining necessary permits and zoning approvals, obtaining commitments from a core group of vendors to supply the new store, integrating the new store into our distribution network and building customer awareness and loyalty. We routinely evaluate the need to expand and/or remodel our existing stores. In undertaking store expansions or remodels, we must complete the expansion or remodel in a timely, cost effective manner, minimize disruptions to our existing operations and succeed in creating an improved shopping environment. Failure to execute on these or other aspects of our store expansion and remodeling strategy could adversely affect our revenues and results of operations.

Our online retailing operation represents a critical element of our omni-channel strategy and growth of that segment may replace, rather than be incremental to, our Specialty Retail Stores businesses. While we recognize that our online sales cannot be entirely incremental to sales through our retail specialty stores, we seek to attract as many new customers as possible to both our channels and if we are not successful in doing so, this could adversely affect our revenues and results of operations.

We are dependent on our relationships with certain designers, vendors and other sources of merchandise.

Our relationships with established and emerging designers are a key factor in our position as a retailer of high-fashion merchandise and a substantial portion of our revenues is attributable to our sales of designer merchandise. Many of our key vendors limit the number of retail channels they use to sell their merchandise. We have no guaranteed supply arrangements with our principal merchandising sources. Accordingly, we cannot assure you that such sources will continue to meet our quality, style and volume requirements. In addition, any decline in the quality or popularity of any of these designer brands could adversely affect our business.

Moreover, nearly all of the brands of our top designers are sold by competing retailers, and many of our top designers also have their own proprietary retail stores. In addition, virtually all of our designers currently make their merchandise available to us through wholesale arrangements. Some designers make their merchandise available to all or select retailers on a concession basis whereby the designer merchandises their boutique within the retailer’s store and pays the retailer a pre-determined percentage of the revenues derived from the sale of the designer’s merchandise by the retailer. In fiscal year 2013, less than 1% of our revenues represented concession revenues.

If one or more of our top designers were to 1) limit the supply of merchandise made available to us for resale through our stores on a wholesale basis, 2) increase the supply of merchandise made available to our competitors, 3) increase the supply of merchandise made available to their own proprietary retail stores or significantly increase the number of their proprietary retail stores, 4) convert the distribution of goods made available to us from our current wholesale arrangement to a concession arrangement or 5) exit the wholesale distribution of their goods to retailers, our business could be adversely affected.

During periods of adverse changes in general economic, industry or competitive conditions, such as we experienced in calendar years 2008 and 2009, some of our vendors may experience serious cash flow issues, reductions in available credit from banks, factors or other financial institutions, or increases in the cost of capital. In response, our vendors may attempt to increase their prices, alter historical credit and payment terms available to us or take other actions. Any of these actions could have an adverse impact on our relationship with the vendor or constrain the amounts or timing of our purchases from the vendor and, ultimately, have an adverse effect on our revenues, results of operations and liquidity.

Conditions in the countries where we source our merchandise and international trade conditions could adversely affect us.

A substantial majority of our merchandise is manufactured overseas, mostly in Europe and, to a lesser extent, China, Mexico and South America, and delivered to us by our vendors as finished goods. As a result, political instability, labor strikes, natural disasters or other events resulting in the disruption of trade or transportation from other countries or the imposition of additional regulations relating to duties upon imports could cause significant delays or interruptions in the supply of our merchandise or increase our costs, either of which could have an adverse effect on our business. If we are forced to source merchandise from other countries, those goods might be more expensive or of a different or inferior quality from the ones we now sell. If we were unable to adequately replace the merchandise we currently source with merchandise produced elsewhere, our business could be adversely affected.

Our business is affected by foreign currency fluctuations and inflation.

We purchase a substantial portion of our inventory from foreign suppliers whose costs are affected by the fluctuation of their local currency against the dollar or who price their merchandise in currencies other than the dollar. Fluctuations in the Euro-U.S. dollar exchange rate can affect us most significantly; however, we source goods from numerous countries and thus are affected by changes in numerous currencies and, generally, by fluctuations in the dollar relative to such currencies. Accordingly, changes in the value of the dollar relative to foreign currencies may increase the retail prices of goods offered for sale and/or increase our cost of goods sold.

Further, we have experienced certain inflationary conditions in our cost base due to increases in selling, general and administrative expenses, particularly with regard to employee benefits, and increases in fuel prices and costs impacted by increases in fuel prices, such as freight and transportation costs. Inflation can harm our margins and profitability if we are unable to increase prices or cut costs to offset the effects of inflation in our cost base.

If our customers reduce their levels of spending in response to increases in retail prices and/or we are unable to pass cost increases to our customers, our revenues and profit margins may decrease. Accordingly, foreign currency fluctuations and inflation could have an adverse effect on our business and results of operations in the future.

We depend on the success of our advertising and marketing programs.

Our marketing and advertising costs, net of allowances, amounted to $126.9 million for fiscal year 2013. Our business depends on attracting an adequate volume of customers who are likely to purchase our merchandise. We have a significant number of marketing initiatives and regularly fine-tune our approach and adopt new ones. We cannot assure you as to our continued ability to execute effectively our advertising and marketing programs and any failure to do so could adversely affect our business and results of operations.

Our InCircle loyalty program is designed to cultivate long-term relationships with our customers and enhance the quality of service we provide to our customers. We must constantly monitor and update the terms of this loyalty program so that it continues to meet the demands and needs of our customers and remain competitive with loyalty programs offered by other luxury and premium multi-branded retailers. Approximately 40% of our total revenues in fiscal year 2013 were generated by our InCircle loyalty program members. If our InCircle loyalty program were to fail to provide competitive rewards and quality service to our customers, our business and results of operations could be adversely affected.

A material disruption in our information systems could adversely affect our business or results of operations.

We rely on our information systems to process transactions, summarize our operating results and manage our business. Our information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyber-attack or other security breaches and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and acts of war or terrorism.

To keep pace with changing technology, we must continuously implement new information technology systems as well as enhance our existing systems. The successful execution of some of our growth strategies is dependent on the design and implementation of new systems and technologies and/or the enhancement of existing systems, in particular the expansion of our omni-channel and online capabilities.

The reliability and capacity of our information systems is critical to our operations and the implementation of our growth initiatives. Any disruptions affecting our information systems, or delays or difficulties in implementing or integrating new systems, could have an adverse effect on our business, in particular our Online operation, and results of operations.

A breach in information privacy could negatively impact our operations.

The protection of our customer, employee and company data is critically important to us. We utilize customer data captured through both our proprietary credit card programs and our online activities. Our customers have a high expectation that we will adequately safeguard and protect their personal information. A significant breach of customer, employee or company data could damage our reputation and relationships with our customers and result in lost revenues, fines and lawsuits.

We outsource certain business processes to third party vendors, which subjects us to risks, including disruptions in business and increased costs.

We outsource some technology-related business processes to third parties. These include credit card authorization and processing, insurance claims processing, payroll processing, record keeping for retirement and benefit plans and certain information technology functions. In addition, we review outsourcing alternatives on a regular basis and may decide to outsource additional business processes in the future. Further, we depend on third party vendors for delivery of our products from manufacturers and to our customers. We try to ensure that all providers of outsourced services are observing proper internal control practices, such as redundant processing facilities; however, there are no guarantees that failures will not occur. Failure of third parties to provide adequate services could have an adverse effect on our results of operations or ability to accomplish our financial and management reporting.

The loss of senior management or attrition among our buyers or key sales associates could adversely affect our business.

Our success in the specialty retail industry is dependent on our senior management team, buyers and key sales associates. We rely on the experience of our senior management and their specific knowledge relating to us and our industry would be difficult to replace. If we were to lose a portion of our buyers or key sales associates, our ability to benefit from long-standing relationships with key designers or to provide relationship-based customer service could suffer. We may not be able to retain our current senior management team, buyers or key sales associates and the loss of any of these individuals could adversely affect our business.

Changes in our credit card arrangements and regulations with respect to those arrangements could adversely impact our business.

We maintain a proprietary credit card program through which credit is extended to customers and have a related marketing and servicing alliance with affiliates of Capital One Financial Corporation (Capital One). Pursuant to an agreement with Capital One, which we refer to as the Program Agreement, Capital One currently offers credit cards and non-card payment plans.

Pursuant to the Program Agreement, we receive payments from Capital One based on sales transacted on our proprietary credit cards. We may receive additional payments based on the profitability of the portfolio as determined under the Program Agreement depending on a number of factors including credit losses. In addition, we receive payments from Capital One for marketing and servicing activities we provide to Capital One.

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

Credit card operations such as our proprietary program through Capital One are subject to numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider. The Dodd-Frank Wall Street Reform and Consumer Protection Act, which was enacted in July 2010, increased the regulatory requirements affecting providers of consumer credit. These changes significantly restructured regulatory oversight and other aspects of the financial industry, created a new federal agency to supervise and enforce consumer lending laws and regulations and expanded state authority over consumer lending. Any regulation or change in the regulation of credit arrangements that would materially limit the availability of credit to our customer base could adversely affect our business.

We are subject to risks associated with owning and leasing substantial amounts of real estate.

We own or lease substantial property, primarily our retail stores and office facilities, and many of the stores we own are subject to ground leases or operating covenants. Accordingly, we are subject to all of the risks associated with owning and leasing real estate. In particular, the value of the relevant assets could decrease, or costs to operate stores could increase, because of changes in the supply or demand of available store locations, demographic trends or the overall investment climate for real estate. Pursuant to the operating covenants in certain of our leases, we could be required to continue to operate a store that no longer meets our performance expectations, requirements or current operating strategies. The terms of our real estate leases, including renewal options, range from two to 121 years. We believe that we have been able to lease real estate on favorable terms, but there is no guarantee that we will be able to continue to negotiate these terms in the future. If we are not able to enter into new leases or renew existing leases on terms acceptable to us, our business and results of operations could be adversely affected.

We are dependent on a limited number of distribution facilities. The loss of, or disruption in, one or more of our distribution facilities could adversely affect our business and operations.

We operate a limited number of distribution facilities. Our ability to meet the needs of our retail stores and online operations depends on the proper operation of these distribution facilities. Although we believe that we have appropriate contingency plans, unforeseen disruptions in operations due to fire, weather conditions, natural disasters or for any other reason may result in the loss of inventory and/or delays in the delivery of merchandise to our stores and customers. In addition, we could incur higher costs and longer lead times associated with the distribution of our products during the time it takes to reopen or replace a damaged facility. Any of the foregoing factors could adversely affect our business and results of operations.

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

Extreme weather conditions in the areas in which our stores are located, particularly in markets where we have multiple stores, could adversely affect our business. For example, heavy snowfall, rainfall or other extreme weather conditions over a prolonged period might make it difficult for our customers to travel to our stores and thereby reduce our sales and profitability. Our business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of our inventory incompatible with those unseasonable conditions. Reduced sales from extreme or prolonged unseasonable weather conditions could adversely affect our business.

We are subject to numerous regulations that could affect our operations.

We are subject to customs, anti-corruption laws, truth-in-advertising, intellectual property, labor and other laws, including consumer protection regulations, credit card regulations and zoning and occupancy ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise, regulate wage and hour matters with respect to our employees and govern the operation of our retail stores and warehouse facilities. Although we undertake to monitor changes in these laws, if these laws or the interpretations of these laws change without our knowledge, or are violated by importers, designers, manufacturers or distributors, we could experience delays in shipments and receipt of goods, suffer damage to our reputation or be subject to fines or other penalties under the controlling regulations, any of which could adversely affect our business.

If we are unable to enforce our intellectual property rights, or if we are accused of infringing on a third party’s intellectual property rights, our business or results of operations may be adversely affected.

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

Additionally, third parties may assert claims against us alleging infringement, misappropriation or other violations of their tradename or other proprietary rights, whether or not the claims have merit. Claims like these could be time consuming and expensive to defend and we could be required to cease using the tradename or other rights or sell the allegedly infringing products. This could have an adverse effect on our business or results of operations and cause us to incur significant litigation costs and expenses.

Risks Related to Our Indebtedness

Our significant leverage could adversely affect our ability to fund our operations and prevent us from meeting our obligations under our indebtedness.

We are significantly leveraged. As of August 3, 2013, the principal amount of our total indebtedness was approximately $2,700.0 million (including $15.0 million of borrowings outstanding under our Asset-Based Revolving Credit Facility). In addition, as of August 3, 2013, we had $615.0 million of unused borrowing availability under our $700.0 million Asset-Based Revolving Credit Facility and no outstanding letters of credit.

The Future Sponsors’ Acquisition, if successfully completed, is expected to result in substantial new indebtedness, in part in replacement of existing indebtedness.

Our current indebtedness, as well as anticipated future indebtedness to be incurred in connection with the Future Sponsors’ Acquisition, combined with our lease and other financial obligations and contractual commitments, could adversely affect our business, financial condition and results of operations by:

•                  making it more difficult for us to satisfy our obligations with respect to our indebtedness, including restrictive covenants and borrowing conditions, which may lead to an event of default under agreements governing our debt;

•                  making us more vulnerable to adverse changes in general economic, industry and competitive conditions and government regulation;

•                  requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash flows to fund current operations and future growth;

•                  exposing us to the risk of increased interest rates as our borrowings under our senior secured credit facilities are at variable rates;

•                  limiting our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business and growth strategies or other purposes; and

•                  limiting our ability to obtain credit from our vendors and other financing sources on acceptable terms or at all.

We may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facilities and the indenture governing our 2028 Debentures. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Additional financing, if required, may not be available on commercially reasonable terms, if at all. In addition, our ability to borrow under our Asset-Based Revolving Credit Facility is subject to significant conditions, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Secured Asset-Based Revolving Credit Facility.”

Significant amounts of cash are required to service our indebtedness, and any failure to meet our debt service obligations could adversely affect our business, financial condition and results of operations.

Our ability to pay interest on and principal of the debt obligations will primarily depend upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments.

If we do not generate sufficient cash flow from operations to satisfy the debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling of assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms.

Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations at all or on commercially reasonable terms, could have an adverse effect on our future business, financial condition and results of operations.

Our debt agreements contain restrictions that may limit our flexibility in operating our business.

Neiman Marcus Group LTD Inc. is a holding company and, accordingly, substantially all of our operations are conducted through NMG. The credit agreements governing our senior secured credit facilities and the indenture governing the 2028 Debentures contain, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests. The credit agreements governing the senior secured credit facilities include covenants that, among other things, restrict our and our subsidiaries’ ability to:

•                  incur additional indebtedness;

•                  pay dividends on capital stock or redeem, repurchase or retire capital stock or indebtedness;

•                  make investments;

•                  engage in transactions with affiliates;

•                  sell assets, including capital stock of subsidiaries;

•                  consolidate or merge;

•                  create liens; and

•                  enter into sale and lease back transactions.

A breach of any of the restrictive covenants in the facilities described above may constitute an event of default, permitting the lenders to declare all outstanding borrowings under the relevant facility to be immediately due and payable or to enforce their security interest. Agreements governing our indebtedness also contain cross-default provisions, under which a declaration of default under a credit facility would result in an event of default under the 2028 Debentures, which in turn may lead to mandatory redemption or repayment of such instruments in full.

Based on the foregoing factors, the operating and financial restrictions and covenants in our current debt agreements and any future financing agreements could adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

Risks Related to Our Organization and Structure

Because NMG accounts for substantially all of our operations, we are subject to all risks applicable to NMG and dependent upon NMG’s distributions to us.

Neiman Marcus Group LTD Inc. is a holding company and, accordingly, substantially all of our operations are conducted through NMG and its subsidiaries. As a result, we depend on the distribution of earnings, loans or other payments by our subsidiaries to us and are subject to all risks applicable to NMG and to limitations on the ability of NMG and its subsidiaries to make such distributions, including under the terms of our senior credit facilities and applicable law.

We are indirectly owned and controlled by the Principal Stockholders and their interests may conflict with those of our creditors and other stakeholders.

We are indirectly owned and controlled by the Principal Stockholders and, upon consummation of the Future Sponsors’ Acquisition, we will be indirectly owned and controlled by our Future Sponsors.  The interests of the Principal Stockholders (and Future Sponsors subsequent to the consummation of the Future Sponsors’ Acquisition) may not in all cases be aligned with those of our creditors and other stakeholders.  For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of the Principal Stockholders (and Future Sponsors subsequent to the consummation of the Future Sponsors’ Acquisition) might conflict with our creditors’ interests.  In addition, the Principal Stockholders (and Future Sponsors subsequent to the consummation of the Future Sponsors’ Acquisition) may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to holders of our indebtedness and other stakeholders.  Furthermore, the Principal Stockholders (and Future Sponsors subsequent to the consummation of the Future Sponsors’ Acquisition) may in the future own businesses that directly or indirectly compete with us.  One or more of the Principal Stockholders (and Future Sponsors subsequent to the consummation of the Future Sponsors’ Acquisition) also may pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Our corporate headquarters are located at the Downtown Neiman Marcus store location in Dallas, Texas.  Other operating headquarters are located as follows:

Neiman Marcus Stores	Dallas, Texas
Bergdorf Goodman Stores	New York, New York
Last Call	Dallas, Texas
Online	Irving, Texas

Properties that we use in our operations include Neiman Marcus stores, Bergdorf Goodman stores, Last Call stores and distribution, support and office facilities. As of September 18, 2013, the approximate aggregate square footage of the properties used in our operations was as follows:

	Owned	Owned Subject to Ground Lease	Leased	Total
Neiman Marcus Stores	855,000	2,362,000	2,315,000	5,532,000
Bergdorf Goodman Stores	—	—	316,000	316,000
Last Call Stores and Other	—	—	989,000	989,000
Distribution, Support and Office Facilities	1,330,000	150,000	1,336,000	2,816,000

Neiman Marcus Stores.  As of September 18, 2013, we operated 41 Neiman Marcus stores, with an aggregate total property size of approximately 5,532,000 square feet.  The following table sets forth certain details regarding each Neiman Marcus store:

Neiman Marcus Stores

Locations	Fiscal Year Operations Began	Gross Store Sq. Feet	Locations	Fiscal Year Operations Began	Gross Store Sq. Feet
Dallas, Texas (Downtown)(1)	1908	129,000	Denver, Colorado(3)*	1991	90,000
Dallas, Texas (NorthPark)(2)*	1965	218,000	Scottsdale, Arizona(2)*	1992	114,000
Houston, Texas (Galleria)(3)*	1969	224,000	Troy, Michigan(3)*	1993	157,000
Bal Harbour, Florida(2)	1971	97,000	Short Hills, New Jersey(3)*	1996	137,000
Atlanta, Georgia(2)*	1973	206,000	King of Prussia, Pennsylvania(3)*	1996	145,000
St. Louis, Missouri(2)	1975	145,000	Paramus, New Jersey(3)*	1997	141,000
Northbrook, Illinois(3)	1976	144,000	Honolulu, Hawaii(3)	1999	181,000
Fort Worth, Texas(2)	1977	119,000	Palm Beach, Florida(2)	2001	53,000
Washington, D.C.(2)*	1978	130,000	Plano, Texas (Willow Bend)(4)*	2002	156,000
Newport Beach, California(3)*	1978	153,000	Tampa, Florida(3)*	2002	96,000
Beverly Hills, California(1)*	1979	185,000	Coral Gables, Florida(2)*	2003	136,000
Westchester, New York(2)*	1981	138,000	Orlando, Florida(4)*	2003	95,000
Las Vegas, Nevada(2)	1981	174,000	San Antonio, Texas(4)*	2006	120,000
Oak Brook, Illinois(2)	1982	119,000	Boca Raton, Florida(2)	2006	136,000
San Diego, California(2)	1982	106,000	Charlotte, North Carolina(3)	2007	80,000
Fort Lauderdale, Florida(3)*	1983	92,000	Austin, Texas(3)	2007	80,000
San Francisco, California(4)*	1983	252,000	Natick, Massachusetts(4)*	2008	102,000
Chicago, Illinois (Michigan Ave.)(2)	1984	188,000	Topanga, California(3)*	2009	120,000
Boston, Massachusetts(2)	1984	111,000	Bellevue, Washington(2)	2010	125,000
Palo Alto, California(3)*	1986	120,000	Walnut Creek, California(3)	2012	88,000
McLean, Virginia(4)*	1990	130,000

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

Last Call Stores.  As of September 18, 2013, we operated 36 Last Call stores that average approximately 26,000 square feet each in size.

Distribution, Support and Office Facilities.  We own approximately 41 acres of land in Longview, Texas, where our primary distribution facility is located.  The Longview facility is the principal merchandise processing and distribution facility for Neiman Marcus stores.  In the spring of 2013, we opened a new 198,000 square feet distribution facility in Pittston, Pennsylvania to support the future growth and initiatives of the Company.  The new facility in Pittston replaced the distribution facility we previously utilized in Dayton, New Jersey.  We lease four regional service centers in New York, Florida, Texas and California.

We also own approximately 50 acres of land in Irving, Texas, where our Online operating headquarters and distribution facility are located.  In addition, we currently utilize another regional distribution facility in Dallas, Texas to support our Online operation.

Lease Terms.  We lease a significant percentage of our stores and, in certain cases, the land upon which our stores are located.  The terms of these leases, assuming all outstanding renewal options are exercised, range from two to 121 years.  The lease on the Bergdorf Goodman Main Store expires in 2050, with no renewal options, and the lease on the Bergdorf Goodman Men’s Store expires in 2020, with a 10-year renewal option.  Most leases provide for monthly fixed rentals or contingent rentals based upon revenues in excess of stated amounts and normally require us to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs.

For further information on our properties and lease obligations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 of the Notes to Consolidated Financial Statements in Item 15.

ITEM 3.     LEGAL PROCEEDINGS

On April 30, 2010, a Class Action Complaint for Injunction and Equitable Relief was filed in the United States District Court for the Central District of California by Sheila Monjazeb, individually and on behalf of other members of the general public similarly situated, against the Company, Newton Holding, LLC, TPG Capital, L.P. and Warburg Pincus, LLC.  On July 12, 2010, all defendants except for the Company were dismissed without prejudice, and on August 20, 2010, this case was refiled in the Superior Court of California for San Francisco County.  This complaint, along with a similar class action lawsuit originally filed by Bernadette Tanguilig in 2007, alleges that the Company has engaged in various violations of the California Labor Code and Business and Professions Code, including without limitation 1) asking employees to work “off the clock,” 2) failing to provide meal and rest breaks to its employees, 3) improperly calculating deductions on paychecks delivered to its employees and 4) failing to provide a chair or allow employees to sit during shifts.  On October 24, 2011, the court granted the Company’s motion to compel Ms. Monjazeb and a co-plaintiff to participate in the Company’s Mandatory Arbitration Agreement, foreclosing a class action in that case.  The court then determined that Ms. Tanguilig could not represent employees who are subject to our Mandatory Arbitration Agreement, thereby limiting the putative class action to those associates who were employed between December 2004 and July 15, 2007 (the effective date of our Mandatory Arbitration Agreement).  Ms. Monjazeb filed a demand for arbitration as a class action, which is prohibited under the Mandatory Arbitration Agreement. In response to Ms. Monjazeb’s demand for arbitration as a class action, the American Arbitration Association (AAA) referred the resolution of such request back to the arbitrator.  We filed a motion to stay the decision of the AAA pending a ruling by the trial court; the trial court determined that the arbitration agreement was unenforceable due to a recent California case.  We asserted that the trial court does not have jurisdiction to change its earlier determination of the enforceability of the arbitration agreement and appealed the court’s decision to the court of appeals.  In addition, the National Labor Relations Board (NLRB) has issued a complaint alleging that the Mandatory Arbitration

Agreement’s class action prohibition violates employees’ rights to engage in concerted activity, which is being submitted to the administrative law judge in late September for determination, unless the NLRB in Washington, D.C., dismisses the matter entirely based upon our previous settlement of the issues surrounding the 2007 Arbitration Agreement with the NLRB.  We will continue to vigorously defend our interests in these matters.  Currently, we cannot reasonably estimate the amount of loss, if any, arising from these matters.  We will continue to evaluate these matters based on subsequent events, new information and future circumstances.

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

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders.  There is no established public trading market for our common stock.  At September 18, 2013, there were 32 holders of record of our common stock.

Dividends.  On March 28, 2012, the Board of Directors of NMG declared a cash dividend (the 2012 Dividend) of $435 per share of its outstanding common stock resulting in total distributions to our stockholders and certain option holders (including related expenses) of $449.3 million.  The 2012 Dividend was paid on March 30, 2012 to stockholders of record at the close of business on March 28, 2012.  We did not declare or pay any dividends on our common stock in fiscal year 2011 and have not declared or paid any dividends on our common stock subsequent to the 2012 Dividend.

Issuer Purchases of Equity Securities.  There were no unregistered sales of our equity securities during the quarterly period ended August 3, 2013.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data is qualified in entirety by our Consolidated Financial Statements (and the Notes thereto) contained in Item 15 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Fiscal year ended
(in millions)	August 3, 2013 (1)		July 28, 2012	July 30, 2011		July 31, 2010	August 1, 2009
OPERATING RESULTS
Revenues	$4,648.2		$4,345.4	$4,002.3		$3,692.8	$3,643.3
Cost of goods sold including buying and occupancy costs (excluding depreciation)	2,995.4		2,794.7	2,589.3		2,417.6	2,537.5
Selling, general and administrative expenses (excluding depreciation)	1,057.8		1,016.9	934.3		887.3	882.0
Income from credit card program	(53.4)		(51.6)	(46.0)		(59.1)	(50.0)
Depreciation and amortization	188.9		180.2	194.9		215.1	223.5
Operating earnings (loss)	446.4		403.6	329.7		231.8	(652.9	)(4)
Earnings (loss) before income taxes	277.4	(2)	228.3	49.3	(3)	(5.3)	(888.5)
Net earnings (loss)	$163.7	(2)	$140.1	$31.6	(3)	$(1.8)	$(668.0)

(in millions, except per share data)	August 3, 2013 (1)	July 28, 2012	July 30, 2011	July 31, 2010	August 1, 2009
FINANCIAL POSITION
Cash and cash equivalents (5)	$136.7	$49.3	$321.6	$421.0	$323.4
Merchandise inventories	1,018.8	939.8	839.3	790.5	766.8
Total current assets	1,286.0	1,143.7	1,302.7	1,360.1	1,234.5
Property and equipment, net	901.8	894.5	873.2	905.8	992.7
Total assets	5,300.2	5,201.9	5,364.8	5,532.3	5,594.0
Total current liabilities	776.7	725.2	662.2	662.5	576.4
Long-term debt, excluding current maturities	2,697.1	2,781.9	2,681.7	2,879.7	2,954.2
Cash dividends per share	$—	$435.0	$—	$—	$—

	Fiscal year ended
(in millions, except number of stores and sales per square foot)	August 3, 2013 (1)	July 28, 2012	July 30, 2011	July 31, 2010	August 1, 2009
OTHER OPERATING DATA
Net capital expenditures (6)	$139.3	$142.2	$83.7	$44.3	$91.5
Depreciation expense	141.5	130.1	132.4	141.8	150.8
Rent expense and related occupancy costs	96.7	91.9	87.6	85.0	85.4
Change in comparable revenues (7)	4.9%	7.9%	8.1%	(0.1)%	(21.4)%
Number of full-line stores open at period end	43	44	43	43	42
Sales per square foot (8)	$552	$535	$505	$466	$475

NON-GAAP FINANCIAL MEASURE
EBITDA (9)	$635.3	$583.8	$524.7	$446.9	$(429.4	)(4)
EBITDA as a percentage of revenues	13.7%	13.4%	13.1%	12.1%	(11.8)%

(1)                                 Fiscal year 2013 consists of the fifty-three weeks ended August 3, 2013. All other fiscal years presented consist of fifty-two weeks.

(2)                                 For fiscal year 2013, earnings before income taxes and net earnings include a loss on debt extinguishment of $15.6 million, which included 1) costs of $10.7 million related to the tender for and redemption of our Senior Subordinated Notes and 2) the write-off of $4.9 million of debt issuance costs related to the extinguished debt facilities.  The total loss on debt extinguishment was recorded as a component of interest expense.

(3)                                 For fiscal year 2011, earnings before income taxes and net earnings include a loss on debt extinguishment of $70.4 million, which included 1) costs of $37.9 million related to the tender for and redemption of our Senior Notes and 2) the write-off of $32.5 million of debt issuance costs related to the extinguished debt facilities. The total loss on debt extinguishment was recorded as a component of interest expense.

(4)                                 For fiscal year 2009, operating loss and EBITDA include pretax impairment charges related to 1) $329.7 million for the writedown to fair value of goodwill, 2) $343.2 million for the writedown to fair value of the net carrying value of tradenames and 3) $30.3 million for the writedown to fair value of the net carrying value of certain long-lived assets.  Excluding pretax impairment charges of $703.2 million, fiscal year 2009 Adjusted EBITDA was $273.8 million, or 7.5% of revenues.

(5)                                 On August 29, 2013, we made a voluntary prepayment of $126.9 million on our Senior Secured Term Loan Facility, which was funded by cash on hand and borrowings of $100.0 million under our Senior Secured Asset-Based Revolving Credit Facility.

(6)                                 Amounts are net of developer contributions of $7.2 million, $10.6 million, $10.5 million, $14.4 million and $10.0 million, respectively, for the periods presented.

(7)                                 Comparable revenues include 1) revenues derived from our retail stores open for more than fifty-two weeks, including stores that have been relocated or expanded and 2) revenues from our Online operation.  Comparable revenues exclude revenues of closed stores.  We closed our Neiman Marcus store in Minneapolis in January 2013.  The calculation of the change in comparable revenues for fiscal year 2013 is based on revenues for the fifty-two weeks ended July 27, 2013 compared to revenues for the fifty-two weeks ended July 28, 2012.

(8)                                 Sales per square foot are calculated as Neiman Marcus stores and Bergdorf Goodman stores net sales divided by weighted average square footage.  Weighted average square footage includes a percentage of year-end square footage for new and closed stores equal to the percentage of the year during which they were open.  Our small format stores (Last Call and CUSP) are not included in this calculation.  Sales per square foot for fiscal year 2013 are based on revenues for the fifty-two weeks ended July 27, 2013.

(9)                                 For an explanation of EBITDA as a measure of our operating performance and a reconciliation to net earnings, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measure-EBITDA and Adjusted EBITDA.”

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited Consolidated Financial Statements and related notes.  Unless otherwise specified, the meanings of all defined terms in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) are consistent with the meanings of such terms as defined in the Notes to Consolidated Financial Statements.  This discussion contains forward-looking statements.  Please see “—Other Matters—Factors That May Affect Future Results” for a discussion of the risks, uncertainties and assumptions relating to these statements.

Business Overview

We are a luxury, multi-branded, omni-channel fashion retailer conducting integrated store and online operations principally under the Neiman Marcus and Bergdorf Goodman brand names. We report our store operations as our Specialty Retail Stores segment and our direct-to-consumer operations as our Online segment.

We are currently a subsidiary of Newton Holding, LLC (Holding), which is controlled by the Principal Stockholders. Our operations are conducted through our wholly-owned subsidiary, The Neiman Marcus Group, Inc. (NMG). The Principal Stockholders acquired us in a leveraged transaction in October 2005 (the Acquisition).

Our fiscal year ends on the Saturday closest to July 31. Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks. This resulted in an extra week in fiscal year 2013 (the 53rd week). All references to fiscal year 2013 relate to the fifty-three weeks ended August 3, 2013, all references to fiscal year 2012 relate to the fifty-two weeks ended July 28, 2012 and all references to fiscal year 2011 relate to the fifty-two weeks ended July 30, 2011.

On September 9, 2013, we entered into an Agreement and Plan of Merger (the Merger Agreement) with NM Mariposa Holdings, Inc. and Mariposa Merger Sub LLC, both of which are owned by an investment group consisting of investment funds affiliated with Ares Management LLC and Canada Pension Plan Investment Board (collectively, our Future Sponsors).  Under the Merger Agreement, we will be acquired for a purchase price based on a total enterprise value of $6.0 billion (the Future Sponsors’ Acquisition).  A portion of the purchase price will be used at closing to repay all amounts outstanding under our existing senior secured credit facilities.  The currently outstanding 7.125% Senior Debentures due 2028 are expected to remain outstanding immediately following the closing of the transaction in accordance with the terms of the indenture governing such debentures.  Consummation of the merger is subject to various conditions, including (i) the absence of a material adverse effect on the Company, as defined in the Merger Agreement, (ii) the expiration or termination of any applicable waiting period under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976 (which has now occurred) and (iii) the completion of the marketing period related to financing of the Future Sponsors’ Acquisition as provided for under the Merger Agreement.  We currently anticipate the closing date for the Future Sponsors’ Acquisition to occur in October or November 2013.

Summary of Operating Results

A summary of our operating results is as follows:

•                  Revenues - Our revenues for fiscal year 2013 were $4,648.2 million, an increase of 7.0% compared to fiscal year 2012. Revenues generated in the 53rd week were $61.9 million. Our revenues for fiscal year 2012 were $4,345.4 million, an increase of 8.6% as compared to fiscal year 2011.

Increases in comparable revenues by quarter for fiscal year 2013 are as follows:

	Specialty Retail Stores	Online	Total
First fiscal quarter	3.5%	13.5%	5.4%
Second fiscal quarter	2.0	17.9	5.3
Third fiscal quarter	0.7	15.1	3.6
Fourth fiscal quarter	2.6	15.6	5.4
Total fiscal year 2013	2.2	15.7	4.9

Revenues in the 53rd week are not included in our calculations of comparable revenues.

For Specialty Retail Stores, our sales per square foot increased to $552 for the fifty-two weeks ended July 27, 2013 from $535 for the fifty-two weeks ended July 28, 2012.

•                  Cost of goods sold including buying and occupancy costs (excluding depreciation) (COGS) - COGS were 64.4% of revenues in fiscal year 2013, an increase of 0.1% of revenues compared to fiscal year 2012. The increase in COGS, as a percentage of revenues, was primarily due to 1) higher promotional costs and markdowns required in fiscal year 2013 as a result of lower than expected customer demand and 2) higher delivery and processing net costs from our Online operation, partially offset by 3) the leveraging of buying and occupancy costs and 4) the impact of the 53rd week which was comprised primarily of full-price sales.

At August 3, 2013, on-hand inventories totaled $1,018.8 million, an 8.4% increase from July 28, 2012. Inventories increased by approximately $41.5 million in the 53rd week as net receipts of Fall season merchandise exceeded sales consistent with our normal operating cycle. Based on our current inventory position, we will continue to closely monitor and align our inventory levels and purchases with anticipated customer demand.

•                  Selling, general and administrative expenses (excluding depreciation) (SG&A) - SG&A represented 22.8% of revenues in fiscal year 2013, a decrease of 0.6% of revenues compared to fiscal year 2012. The lower level of SG&A expenses, as a percentage of revenues, primarily reflects 1) lower current and long-term incentive compensation costs and 2) the leveraging of payroll and other costs on higher revenues, partially offset by 3) higher planned selling and online marketing costs incurred in connection with the continuing expansion of our e-commerce and omni-channel capabilities.

•                  Operating earnings - Total operating earnings in fiscal year 2013 were $446.4 million, or 9.6% of revenues, compared to $403.6 million, or 9.3% of revenues, in fiscal year 2012. Our operating earnings margin increased by 0.3% of revenues in fiscal year 2013 primarily due to:

•                  lower SG&A expenses of 0.6% of revenues primarily driven by lower current and long-term incentive compensation costs; partially offset by

•                  an increase in COGS of 0.1% of revenues primarily due to higher promotional costs and markdowns; and

•                  our equity in losses from our investment in a foreign e-commerce retailer of 0.3% of revenues.

Estimated operating earnings generated in the 53rd week of fiscal year 2013 were $10.7 million.

•                  Liquidity - Net cash provided by our operating activities was $349.4 million in fiscal year 2013 compared to $259.8 million in fiscal year 2012. The increase in net cash provided by operating activities was primarily due to higher earnings and operational cash flows and lower working capital requirements. We held cash balances of $136.7 million at August 3, 2013 compared to $49.3 million at July 28, 2012. At August 3, 2013, we had $15.0 million of borrowings outstanding under the Asset-Based Revolving Credit Facility, no outstanding letters of credit and $615.0 million of unused borrowing availability.

•                  Outlook - While economic conditions continue to improve from levels experienced during the severe economic downturn in calendar years 2008 and 2009, consumer confidence and spending levels remain below historical peaks and we believe continue to be affected by a number of factors, including modest economic growth, a rising stock market, a slowly improving housing market, high unemployment levels and uncertainty regarding governmental spending and tax policies. As a result, we continue to plan our business to balance current business trends and conditions with our long-term initiatives and growth strategies. We believe the cash generated from our operations along with our cash balances and available sources of financing will enable us to meet our anticipated cash obligations, as well as to fund the investments associated with our growth strategies, during the next twelve months.

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net revenues for the periods indicated.

	Fiscal year ended
	August 3, 2013 (a)	July 28, 2012	July 30, 2011

Revenues	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs (excluding depreciation)	64.4	64.3	64.7
Selling, general and administrative expenses (excluding depreciation)	22.8	23.4	23.3
Income from credit card program	(1.1)	(1.2)	(1.1)
Depreciation expense	3.0	3.0	3.3
Amortization of intangible assets	0.6	0.7	1.1
Amortization of favorable lease commitments	0.4	0.4	0.4
Equity in loss of foreign e-commerce retailer	0.3	—	—
Operating earnings	9.6	9.3	8.2
Interest expense, net	3.6	4.0	7.0
Earnings before income taxes	6.0	5.3	1.2
Income tax expense	2.4	2.0	0.4
Net earnings	3.5%	3.2%	0.8%

(a)                                 Percentages relate to fiscal year 2013 which includes the operating results of the 53rd week.  Summary financial information with respect to the 53rd week of fiscal year 2013 is as follows:

(in millions)	Specialty Retail	Online	Total
Revenues	$47.5	$14.4	$61.9
Operating earnings	8.2	3.2	10.7
EBITDA	10.2	3.6	13.6

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

	Fiscal year ended
(in millions, except sales per square foot and number of stores)	August 3, 2013	July 28, 2012	July 30, 2011

REVENUES
Specialty Retail Stores	$3,616.9	$3,466.6	$3,245.2
Online	1,031.3	878.8	757.1
Total	$4,648.2	$4,345.4	$4,002.3

OPERATING EARNINGS
Specialty Retail Stores	$411.4	$391.2	$344.9
Online	157.7	132.4	113.0
Corporate expenses	(62.2)	(68.4)	(65.7)
Equity in loss of foreign e-commerce retailer	(13.1)	(1.5)	—
Amortization of intangible assets and favorable lease commitments	(47.4)	(50.1)	(62.5)
Total	$446.4	$403.6	$329.7

OPERATING PROFIT MARGIN
Specialty Retail Stores	11.4%	11.3%	10.6%
Online	15.3%	15.1%	14.9%
Total	9.6%	9.3%	8.2%

CHANGE IN COMPARABLE REVENUES (1)
Specialty Retail Stores	2.2%	6.0%	7.5%
Online	15.7%	16.1%	11.0%
Total	4.9%	7.9%	8.1%

SALES PER SQUARE FOOT (2)
Specialty Retail Stores	$552	$535	$505

STORE COUNT
Neiman Marcus and Bergdorf Goodman full-line stores:
Open at beginning of period	44	43	43
Opened during the period	—	1	—
Closed during the period	(1)	—	—
Open at end of period	43	44	43
Last Call stores:
Open at beginning of period	33	30	28
Opened during the period	3	4	2
Closed during the period	—	(1)	—
Open at end of period	36	33	30

NON-GAAP FINANCIAL MEASURE EBITDA (3)	$635.3	$583.8	$524.7

(1)                                 Comparable revenues include 1) revenues derived from our retail stores open for more than fifty-two weeks, including stores that have been relocated or expanded and 2) revenues from our Online operation.  Comparable revenues exclude revenues of closed stores.  We closed our Neiman Marcus store in Minneapolis in January 2013.  The calculation of the change in comparable revenues for fiscal year 2013 is based on revenues for the fifty-two weeks ended July 27, 2013 compared to revenues for the fifty-two weeks ended July 28, 2012.

(2)                                 Sales per square foot are calculated as Neiman Marcus stores and Bergdorf Goodman stores net sales divided by weighted average square footage.  Weighted average square footage includes a percentage of year-end square footage for new and closed stores equal to the percentage of the year during which they were open.  Our small format stores (Last Call and CUSP) are not included in this calculation.  The calculation of sales per square foot for fiscal year 2013 is based on revenues for the fifty-two weeks ended July 27, 2013.

(3)                                 For an explanation of EBITDA as a measure of our operating performance and a reconciliation to net earnings, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measure-EBITDA and Adjusted EBITDA.”

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

In addition, our revenues are seasonal, as discussed below under “—Seasonality.”

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS consists of the following components:

•                  Inventory costs—We utilize the retail inventory method of accounting. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio, for various groupings of similar items, to the retail value of our inventories. The cost of the inventory reflected on the Consolidated Balance Sheets is decreased by charges to cost of goods sold at average cost and the retail value of the inventory is lowered through the use of markdowns. Earnings are negatively impacted when merchandise is marked down. With the introduction of new fashions in the first and third fiscal quarters of each fiscal year and our emphasis on full-price selling in these quarters, a lower level of markdowns and higher margins are characteristic of these quarters.

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

•                  Delivery and processing costs—Delivery and processing costs consist primarily of delivery charges we pay to third party carriers and other costs related to the fulfillment of customer orders not delivered at the point-of-sale.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise. These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold. We received vendor allowances of $90.2 million, or 1.9% of revenues, in fiscal year 2013, $92.5 million, or 2.1% of revenues, in fiscal year 2012 and $87.5 million, or 2.2% of revenues, in fiscal year 2011. The amounts of vendor allowances we receive fluctuate based on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during fiscal years 2013, 2012 or 2011.

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

Selling, general and administrative expenses (excluding depreciation).  SG&A principally consists of costs related to employee compensation and benefits in the selling and administrative support areas and advertising and marketing costs. A significant portion of our selling, general and administrative expenses is variable in nature and is dependent on the revenues we generate.

Advertising costs consist primarily of 1) online marketing costs, 2) advertising costs incurred related to the production, printing and distribution of our print catalogs and the production of the photographic content for our websites and 3) print media costs for promotional materials mailed to our customers. We receive advertising allowances from certain of our merchandise vendors. Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media. Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned. Advertising allowances aggregated approximately $55.0 million, or 1.2% of revenues, in fiscal year 2013, $53.1 million, or 1.2% of revenues, in fiscal year 2012 and $49.3 million, or 1.2% of revenues, in fiscal year 2011.

We also receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendor’s merchandise. These allowances are netted against the related compensation expense that we incur. Amounts received from vendors related to compensation programs were $72.2 million, or 1.6% of revenues, in fiscal year 2013, $65.1 million, or 1.5% of revenues, in fiscal year 2012 and $60.3 million, or 1.5% of revenues, in fiscal year 2011.

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

Income from credit card program.  We maintain a proprietary credit card program through which credit is extended to customers and have a related marketing and servicing alliance with affiliates of Capital One Financial Corporation (Capital

One).  Pursuant to an agreement with Capital One, which we refer to as the Program Agreement, Capital One currently offers credit cards and non-card payment plans.

Pursuant to the Program Agreement, we receive payments (Program Income) from Capital One based on sales transacted on our proprietary credit cards.  We recognize Program Income when earned. In the future, the Program Income may:

•                  increase or decrease based upon the level of utilization of our proprietary credit cards by our customers;

•                  increase or decrease based upon the overall profitability and performance of the credit card portfolio due to the level of bad debts incurred or changes in interest rates, among other factors;

•                  increase or decrease based upon future changes to our historical credit card program in response to changes in regulatory requirements or other changes related to, among other things, the interest rates applied to unpaid balances and the assessment of late fees; and

•                  decrease based upon the level of future services we provide to Capital One.

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

Fiscal Year Ended August 3, 2013 Compared to Fiscal Year Ended July 28, 2012

Revenues.  Our revenues for fiscal year 2013 of $4,648.2 million increased by $302.8 million, or 7.0%, from $4,345.4 million in fiscal year 2012. The increase in revenues was due to increases in comparable revenues resulting from a higher level of customer demand, most notably in our Online segment, and revenues generated in the 53rd week of fiscal year 2013. New stores generated revenues of $41.2 million for the fifty-two weeks ended July 27, 2013 while revenues for the 53rd week were $61.9 million.

Comparable revenues for the fifty-two weeks ended July 27, 2013 were $4,545.1 million compared to $4,331.8 million in fiscal year 2012, representing an increase of 4.9%. Changes in comparable revenues, by quarter and by reportable segment, were:

	Fiscal year 2013			Fiscal year 2012
	Specialty Retail Stores	Online	Total	Specialty Retail Stores	Online	Total

First fiscal quarter	3.5%	13.5%	5.4%	6.4%	15.2%	8.0%
Second fiscal quarter	2.0	17.9	5.3	7.8	13.5	9.0
Third fiscal quarter	0.7	15.1	3.6	4.3	17.5	6.7
Fourth fiscal quarter	2.6	15.6	5.4	5.3	18.8	7.9
Total fiscal year	2.2	15.7	4.9	6.0	16.1	7.9

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for fiscal year 2013 was 64.4% of revenues compared to 64.3% of revenues for fiscal year 2012. The increase in COGS of 0.1% of revenues in fiscal year 2013 was primarily due to:

•                  decreased product margins of approximately 0.1% of revenues due to higher promotional costs and markdowns as a result of lower than expected customer demand; and

•                  higher delivery and processing net costs of approximately 0.1% of revenues as a result of lower revenues collected from our customers; partially offset by

•                  the leveraging of buying and occupancy costs on higher revenues by 0.1% of revenues; and

•                  the improvement in product margins related to the impact of the 53rd week revenues, comprised primarily of full-price sales, of approximately 0.1% of revenues.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses as a percentage of revenues decreased to 22.8% of revenues in fiscal year 2013 compared to 23.4% of revenues in fiscal year 2012. The decrease in SG&A expenses by 0.6% of revenues in fiscal year 2013 was primarily due to:

•                  favorable payroll and other costs of approximately 0.4% of revenues primarily due to the leveraging of these expenses on higher revenues;

•                  lower current incentive compensation costs of approximately 0.3% of revenues; and

•                  adjustments of long-term incentive compensation costs of approximately 0.2% of revenues; partially offset by

•                  higher planned selling and online marketing costs of approximately 0.2% of revenues incurred in connection with the continuing expansion of our e-commerce and omni-channel capabilities.

Income from credit card program.  We earned credit card Program Income of $53.4 million, or 1.1% of revenues, in fiscal year 2013 compared to $51.6 million, or 1.2% of revenues, in fiscal year 2012.

Depreciation and amortization expenses.  Depreciation expense was $141.5 million, or 3.0% of revenues, in fiscal year 2013 compared to $130.1 million, or 3.0% of revenues, in fiscal year 2012.

Amortization of intangible assets (primarily customer lists and favorable lease commitments) aggregated $47.4 million, or 1.0% of revenues, in fiscal year 2013 compared to $50.1 million, or 1.1% of revenues, in fiscal year 2012. The decrease in amortization expense is primarily due to certain short-lived intangible assets becoming fully amortized.

Equity in loss of foreign e-commerce retailer.  In the third quarter of fiscal year 2012, we made a strategic investment in a foreign e-commerce retailer. This investment is accounted for under the equity method and our equity in the investee’s loss was $13.1 million, or 0.3% of revenues, in fiscal year 2013.

Operating earnings.  Total operating earnings in fiscal year 2013 were $446.4 million, or 9.6% of revenues, compared to $403.6 million, or 9.3% of revenues, in fiscal year 2012. Our operating earnings margin increased by 0.3% of revenues in fiscal year 2013 primarily due to:

•                  lower SG&A expenses of 0.6% of revenues primarily driven by lower current and long-term incentive compensation costs; partially offset by

•                  an increase in COGS of 0.1% of revenues primarily due to higher promotional costs and markdowns; and

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

	Fiscal year ended
	August 3,	July 28,
(in millions)	2013	2012

Specialty Retail Stores	$411.4	$391.2
Online	157.7	132.4
Corporate expenses	(62.2)	(68.4)
Equity in loss of foreign e-commerce retailer	(13.1)	(1.5)
Amortization of intangible assets and favorable lease commitments	(47.4)	(50.1)
Total operating earnings	$446.4	$403.6

Operating earnings for our Specialty Retail Stores segment were $411.4 million, or 11.4% of Specialty Retail Stores revenues, in fiscal year 2013 compared to $391.2 million, or 11.3% of Specialty Retail Stores revenues, for the prior fiscal year. The increase in operating margin as a percentage of revenues for our Specialty Retail Stores segment was primarily due to:

•                  lower SG&A expenses primarily due to lower current incentive compensation costs; partially offset by

•                  decreased product margins as a result of higher promotional costs and markdowns.

Operating earnings for our Online segment were $157.7 million, or 15.3% of Online revenues, in fiscal year 2013 compared to $132.4 million, or 15.1% of Online revenues, for the prior fiscal year. The increase in operating margin as a percentage of revenues for our Online segment was primarily the result of:

•                  leveraging of buying and occupancy costs and SG&A expenses, net of investments in marketing expenses to support our growth strategies, on the higher level of revenues; partially offset by

•                  lower product margins as a result of higher promotional costs and markdowns;

•                  higher delivery and processing net costs as a result of lower revenues collected from our customers; and

•                  higher depreciation expense.

Interest expense.  Net interest expense was $169.0 million, or 3.6% of revenues, in fiscal year 2013 and $175.2 million, or 4.0% of revenues, for the prior fiscal year. Excluding the $15.6 million loss on debt extinguishment, net interest expense decreased by $21.9 million in fiscal year 2013 primarily attributable to the effects of the Refinancing Transactions (defined herein) executed in the second quarter of fiscal year 2013. The significant components of interest expense are as follows:

	Fiscal year ended
	August 3,	July 28,
(in thousands)	2013	2012

Asset-Based Revolving Credit Facility	$1,453	$1,052
Senior Secured Term Loan Facility	108,489	98,989
2028 Debentures	9,004	8,906
Senior Subordinated Notes	19,031	51,873
Amortization of debt issue costs	8,404	8,457
Other, net	7,214	7,040
Capitalized interest	(237)	(1,080)
	$153,358	$175,237
Loss on debt extinguishment	15,597	—
Interest expense, net	$168,955	$175,237

Income tax expense.  Our effective income tax rate for fiscal year 2013 was 41.0% compared to 38.7% for fiscal year 2012.  Our effective income tax rates exceeded the federal statutory rate primarily due to:

•                  state income taxes; and

•                  the lack of a U.S. tax benefit related to the losses from our investment in a foreign e-commerce retailer in fiscal year 2013.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. During the second quarter of fiscal year 2013, the Internal Revenue Service (IRS) began its audit of our fiscal year 2010 and 2011 income tax returns and closed its audit of our fiscal year 2008 and 2009 income tax returns. With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2008. We believe our recorded tax liabilities as of August 3, 2013 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances. We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation. At this time, we do not believe such adjustments will have a material impact on our Consolidated Financial Statements.

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

Comparable revenues for fiscal year 2012 were $4,317.8 million compared to $4,000.7 million in fiscal year 2011, representing an increase of 7.9%. Changes in comparable revenues, by quarter and by reportable segment, were:

	Fiscal year 2012			Fiscal year 2011
	Specialty			Specialty
	Retail Stores	Online	Total	Retail Stores	Online	Total

First fiscal quarter	6.4%	15.2%	8.0%	5.1%	12.8%	6.4%
Second fiscal quarter	7.8	13.5	9.0	6.0	6.3	6.0
Third fiscal quarter	4.3	17.5	6.7	8.3	16.1	9.7
Fourth fiscal quarter	5.3	18.8	7.9	11.0	11.0	11.0
Total fiscal year	6.0	16.1	7.9	7.5	11.0	8.1

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for fiscal year 2012 was 64.3% of revenues compared to 64.7% of revenues for fiscal year 2011. The decrease in COGS by 0.4% of revenues for fiscal year 2012 was primarily due to:

•                  increased product margins of approximately 0.4% of revenues driven by favorable merchandise mix, higher levels of full-price sales and lower net markdowns and promotions costs, primarily attributable to our Specialty Retail Stores segment; and

•                  the leveraging of buying and occupancy costs by 0.2% of revenues on higher revenues; partially offset by

•                  higher delivery and processing net costs of 0.3% of revenues from our Online segment.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses as a percentage of revenues increased to 23.4% of revenues in fiscal year 2012 compared to 23.3% of revenues in fiscal year 2011. The net increase in SG&A expenses by 0.1% of revenues in fiscal year 2012 was primarily due to:

•                  higher marketing and selling costs of approximately 0.3% of revenues primarily due to higher web marketing expenditures at our Online segment; partially offset by

•                  favorable payroll and other costs, net of costs incurred in connection with our corporate initiatives, of approximately 0.3% of revenues, primarily due to the net leveraging of these expenses on higher revenues.

Income from credit card program.  We earned credit card Program Income of $51.6 million, or 1.2% of revenues, in fiscal year 2012 compared to $46.0 million, or 1.1% of revenues, in fiscal year 2011. The increase in income from credit card program is primarily due to improvements in the overall profitability and performance of the credit card portfolio.

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

	Fiscal year ended
	July 28,	July 30,
(in millions)	2012	2011

Specialty Retail Stores	$391.2	$344.9
Online	132.4	113.0
Corporate expenses	(68.4)	(65.7)
Equity in loss of foreign e-commerce retailer	(1.5)	—
Amortization of intangible assets and favorable lease commitments	(50.1)	(62.5)
Total operating earnings	$403.6	$329.7

Operating earnings for our Specialty Retail Stores segment were $391.2 million, or 11.3% of Specialty Retail Stores revenues, for fiscal year 2012 compared to $344.9 million, or 10.6% of Specialty Retail Stores revenues, for the prior fiscal year. The increase in operating margin as a percentage of revenues for our Specialty Retail Stores segment was primarily due to:

•                  the leveraging of a significant portion of our expenses on the higher level of revenues; and

•                  increased margins due to higher levels of full-price sales and lower net markdowns and promotions costs.

Operating earnings for our Online segment were $132.4 million, or 15.1% of Online revenues, in fiscal year 2012 compared to $113.0 million, or 14.9% of Online revenues, for the prior fiscal year. The increase in operating margin as a percentage of revenues for our Online segment was primarily the result of:

•                  the leveraging of a significant portion of our expenses on the higher level of revenues; partially offset by

•                  decreased margins primarily due to higher delivery and processing net costs, partially offset by favorable product margins; and

•                  higher marketing and selling costs.

Interest expense, net.  Net interest expense was $175.2 million, or 4.0% of revenues, in fiscal year 2012 and $280.5 million, or 7.0% of revenues, for the prior fiscal year. The net decrease in interest expense is primarily due to 1) the repurchase and redemption of our 9.0%/9.75% Senior Notes due 2015 (the Senior Notes) in the fourth quarter of fiscal year 2011, partially offset by 2) higher interest expense incurred on the higher Senior Secured Term Loan Facility borrowings. Additionally, we incurred a loss on debt extinguishment of $70.4 million in the fourth quarter of fiscal year 2011.

The significant components of interest expense are as follows:

	Fiscal year ended
	July 28,	July 30,
(in thousands)	2012	2011

Asset-Based Revolving Credit Facility	$1,052	$—
Senior Secured Term Loan Facility	98,989	75,233
2028 Debentures	8,906	8,881
Senior Notes	—	53,916
Senior Subordinated Notes	51,873	51,732
Amortization of debt issue costs	8,457	14,661
Other, net	7,040	6,177
Capitalized interest	(1,080)	(535)
	$175,237	$210,065
Loss on debt extinguishment	—	70,388
Interest expense, net	$175,237	$280,453

Income tax expense (benefit).  Our effective income tax rate for fiscal year 2012 was 38.7% compared to 35.8% for fiscal year 2011.  Our effective income tax rate for fiscal year 2012 and fiscal year 2011 exceeded the statutory rate primarily due to state income taxes and settlements with taxing authorities.

Non-GAAP Financial Measure — EBITDA and Adjusted EBITDA

We present the financial performance measures of earnings before interest, taxes, depreciation and amortization (EBITDA) and Adjusted EBITDA with respect to fiscal year 2009 because we use these measures to monitor and evaluate the performance of our business and believe the presentation of these measures will enhance investors’ ability to analyze trends in our business, evaluate our performance relative to other companies in our industry and evaluate our ability to service our debt.  EBITDA and Adjusted EBITDA are not prepared in accordance with generally accepted accounting principles in the United States (GAAP).  Our computations of EBITDA and Adjusted EBITDA may vary from others in our industry.  In addition, we use performance targets based on EBITDA as a component of the measurement of incentive compensation as described under “Executive Compensation — Compensation Discussion and Analysis — 2013 Executive Officer Compensation.”

The non-GAAP measures of EBITDA and Adjusted EBITDA contain some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing our Senior Secured Asset-Based Revolving Credit Facility and Senior Secured Term Loan Facility.  EBITDA and Adjusted EBITDA should not be considered as alternatives to operating earnings (loss) or net earnings (loss) as measures of operating performance.  In addition, EBITDA and Adjusted EBITDA are not prepared in accordance with, and should not be considered as alternatives to, cash flows as measures of liquidity.  EBITDA and Adjusted EBITDA have important limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.  For example, EBITDA and Adjusted EBITDA:

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

•                  exclude tax payments that represent a reduction in available cash; and

•                  do not reflect any cash requirements for assets being depreciated and amortized that may have to be replaced in the future.

The following table reconciles net earnings as reflected in our Consolidated Statements of Earnings prepared in accordance with GAAP to EBITDA:

	Fiscal year ended
	August 3,	July 28,	July 30,	July 31,	August 1,
(dollars in millions)	2013	2012	2011	2010	2009
Net earnings (loss)	$163.7	$140.1	$31.6	$(1.8)	$(668.0	)(1)
Income tax expense (benefit)	113.7	88.3	17.7	(3.5)	(220.5)
Interest expense, net	169.0	175.2	280.5	237.1	235.6
Depreciation expense	141.5	130.1	132.4	141.8	150.8
Amortization of intangible assets and favorable lease commitments	47.4	50.1	62.5	73.3	72.7
EBITDA	$635.3	$583.8	$524.7	$446.9	$(429.4	)(1)
EBITDA as a percentage of revenues	13.7%	13.4%	13.1%	12.1%	(11.8)%

(1)                                 For fiscal year 2009, net loss and EBITDA include pretax impairment charges related to 1) $329.7 million for the writedown to fair value of goodwill, 2) $343.2 million for the writedown to fair value of the net carrying value of tradenames and 3) $30.3 million for the writedown to fair value of the net carrying value of certain long-lived assets.  Excluding pretax impairment charges of $703.2 million, fiscal year 2009 Adjusted EBITDA was $273.8 million, or 7.5% of revenues.

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

Our primary sources of short-term liquidity are comprised of cash on hand, availability under the Asset-Based Revolving Credit Facility and vendor payment terms. The amounts of cash on hand and borrowings under the Asset-Based Revolving Credit Facility are influenced by a number of factors, including revenues, working capital levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments and debt service obligations, Pension Plan funding obligations and tax payment obligations, among others.

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of inventories. We have typically financed our cash requirements with available cash balances, cash flows from operations and, if necessary, with cash provided from borrowings under our credit facilities. We made a net $85.0 million repayment of outstanding borrowings under our Asset-Based Revolving Credit Facility in fiscal year 2013 and have outstanding borrowings of $15.0 million at August 3, 2013. On August 29, 2013, we made a voluntary prepayment of $126.9 million on our Senior Secured Term Loan Facility, which was funded by cash on hand and borrowings of $100.0 million under our Senior Secured Asset-Based Revolving Credit Facility.

We believe that operating cash flows, cash balances, available vendor payment terms and amounts available pursuant to the Asset-Based Revolving Credit Facility will be sufficient to fund our cash requirements through the end of fiscal year 2014, including merchandise purchases, anticipated capital expenditure requirements, debt service requirements, income tax payments and obligations related to our Pension Plan.

Cash and cash equivalents were $136.7 million at August 3, 2013 compared to $49.3 million at July 28, 2012, an increase of $87.4 million. Net cash provided by our operating activities was $349.4 million in fiscal year 2013 compared to $259.8 million in fiscal year 2012. Cash provided by operating activities increased primarily due to higher earnings and operational cash flows and lower working capital requirements.

Net cash used for investing activities, primarily representing capital expenditures, was $156.5 million in fiscal year 2013 compared to $182.3 million in fiscal year 2012. We incurred capital expenditures in both fiscal years 2013 and 2012 related to remodels of our Bergdorf Goodman and Bal Harbour stores and information technology enhancements. During fiscal year 2013, we also incurred capital expenditures for the renovation of our Michigan Avenue Neiman Marcus store (Chicago, Illinois) as well as for the construction of a distribution facility in Pittston, Pennsylvania. Currently, we project gross capital expenditures for fiscal year 2014 to be approximately $190 to $200 million. Net of developer contributions, capital expenditures for fiscal year 2014 are projected to be approximately $170 to $180 million.

Net cash used for financing activities was $105.4 million in fiscal year 2013 compared to a net cash used of $349.9 million in fiscal year 2012. Net cash used for financing activities in fiscal year 2013 reflects the impact of the Refinancing Transactions executed during the second quarter of fiscal year 2013. In connection with the Refinancing Transactions, we incurred incremental borrowings under the Senior Secured Term Loan Facility, as amended, of approximately $500.0 million. These proceeds, along with cash on hand, were used to repurchase or redeem the principal amount of the 10.375% Senior Subordinated Notes due 2015 (the Senior Subordinated Notes). Our payments to holders of the Senior Subordinated Notes in the tender offer and redemption (including transaction costs), taken together, aggregated approximately $510.7 million. In addition, we incurred debt issuance costs of approximately $9.8 million in connection with the Refinancing Transactions and the repricing amendment with respect to the Senior Secured Term Loan Facility. Net cash used for financing activities in fiscal year 2013 also included a net $85.0 million repayment of outstanding borrowings under our Asset-Based Revolving Credit Facility. Net cash used for financing activities in fiscal year 2012 reflects the net impact of the 2012 Dividend payment of $449.3 million in the third quarter of fiscal year 2012.

Financing Structure at August 3, 2013

Our major sources of funds have been comprised of vendor payment terms, a $700.0 million Asset-Based Revolving Credit Facility, $2,560.0 million Senior Secured Term Loan Facility, $125.0 million 2028 Debentures and operating leases.

In the second quarter of fiscal year 2013, we executed the following transactions, collectively referred to as the “Refinancing Transactions”:

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

•                  repurchased or redeemed $500.0 million principal amount of Senior Subordinated Notes; and

•                  amended the Senior Secured Asset-Based Revolving Credit Facility to allow these transactions.

The purpose of the Refinancing Transactions was to lower our interest expense going forward by taking advantage of current market conditions and to extend the maturity of our indebtedness.

Senior Secured Asset-Based Revolving Credit Facility.  At August 3, 2013, we had a Senior Secured Asset-Based Revolving Credit Facility providing for a maximum committed borrowing capacity of $700.0 million (the Asset-Based Revolving Credit Facility). The Asset-Based Revolving Credit Facility matures on May 17, 2016 (or, if earlier, the date that is 45 days prior to the scheduled maturity of our Senior Secured Term Loan Facility, or any indebtedness refinancing it, unless refinanced as of that date). On August 3, 2013, we had $15.0 million of borrowings outstanding under this facility, no outstanding letters of credit and $615.0 million of unused borrowing availability.  On August 29, 2013, we made a voluntary prepayment of $126.9 million on our Senior Secured Term Loan Facility, which was funded by cash on hand and borrowings of $100.0 million under our Senior Secured Asset-Based Revolving Credit Facility.

Availability under the Asset-Based Revolving Credit Facility is subject to a borrowing base. The Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice. The borrowing base is equal to at any time the sum of (a) 90% of the net orderly liquidation value of eligible inventory, net of certain reserves, plus (b) 85% of the amounts owed by credit card processors in respect of eligible credit card accounts constituting proceeds from the sale or disposition of inventory, less certain reserves. NMG must at all times maintain excess availability of at least the greater of (a) 10% of the lesser of 1) the aggregate revolving commitments and 2) the borrowing base and (b) $50.0 million, but NMG is not required to maintain a fixed charge coverage ratio.

See Note 6 of the Notes to Consolidated Financial Statements in Item 15, which contains a further description of the terms of the Asset-Based Revolving Credit Facility.

Senior Secured Term Loan Facility.  In October 2005, we entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility (the Senior Secured Term Loan Facility). In May 2011, we entered into an amendment and restatement (the TLF Amendment) of the Senior Secured Term Loan Facility. The

TLF Amendment increased the amount of borrowings to $2,060.0 million and extended the maturity of the loans to May 16, 2018. Loans that were not extended under the TLF Amendment were refinanced. The proceeds of the incremental borrowings under the term loan facility, along with cash on hand, were used to repurchase or redeem the $752.4 million principal amount outstanding of Senior Notes. The TLF Amendment also provided for an uncommitted incremental facility to request lenders to provide additional term loans, upon certain conditions, including that NMG’s secured leverage ratio (as defined in the TLF Amendment) is less than or equal to 4.50 to 1.00 on a pro forma basis after giving effect to the incremental loans and the use of proceeds thereof.

In November 2012, we entered into a further amendment to the Senior Secured Term Loan Facility in order to provide for the incurrence of an incremental term loan, increasing the principal amount of that facility to $2,560.0 million. The incremental term loan under the Senior Secured Term Loan Facility bears interest under the same terms as the previously existing Senior Secured Term Loan Facility and has the same maturity. The proceeds of the incremental borrowing, along with cash on hand, were used to repurchase or redeem the $500.0 million principal amount outstanding of Senior Subordinated Notes.

On February 8, 2013, we entered into a repricing amendment with respect to the Senior Secured Term Loan Facility. The amendment provided for (a) an immediate reduction in the interest rate margin applicable to the loans outstanding under the Senior Secured Term Loan Facility from 1) 3.50% to 3.00% for LIBOR borrowings and 2) 2.50% to 2.00% for base rate borrowings, (b) an immediate lowering of the LIBOR floor for loans outstanding under the Senior Secured Term Loan Facility from 1.25% to 1.00% and (c) the borrowing of incremental term loans, the proceeds of which were used to repay the outstanding loans of lenders that did not consent to the repricing amendment (the Non-Consenting Lenders) in an aggregate principal amount of approximately $99.6 million, which is the amount of loans held by such Non-Consenting Lenders on February 8, 2013.

At August 3, 2013, the outstanding balance under the Senior Secured Term Loan Facility was $2,560.0 million. On August 29, 2013, we made a voluntary prepayment of $126.9 million on our Senior Secured Term Loan Facility, which was funded by cash on hand and borrowings of $100.0 million under our Senior Secured Asset-Based Revolving Credit Facility. The principal amount of the loans outstanding is due and payable in full on May 16, 2018.

Depending on its leverage ratio as defined in the credit agreement governing the Senior Secured Term Loan Facility, NMG could be required to prepay outstanding term loans from a certain portion of its annual excess cash flow, as defined in the credit agreement. The calculation of excess cash flow under the credit agreement includes net income, adjusted for non-cash charges, decreases in working capital and long-term accounts receivable and other adjustments, less the sum of the amount of non-cash credits included in computing net income, capital expenditures, debt principal repayments and other adjustments. The leverage ratio under the credit agreement is computed as a ratio of total indebtedness to EBITDA, as such terms are defined in the credit agreement, for the period of the most recently ended four full consecutive fiscal quarters. Required excess cash flow payments commence at 50% of NMG’s annual excess cash flow (which percentage will be reduced to 25% if NMG’s leverage ratio is equal to or less than 5.0 to 1.0 but greater than 4.5 to 1.0 and will be reduced to 0% if NMG’s leverage ratio is equal to or less than 4.5 to 1.0). NMG also must offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the proceeds of certain asset sales under certain circumstances.

See Note 6 of the Notes to Consolidated Financial Statements in Item 15, which contains a further description of the terms of the Senior Secured Term Loan Facility.

2028 Debentures.  We have outstanding $125.0 million aggregate principal amount of 7.125% 2028 Debentures. Our 2028 Debentures mature on June 1, 2028 (the 2028 Debentures).

See Note 6 of the Notes to Consolidated Financial Statements in Item 15, which contains a further description of the terms of the 2028 Debentures.

Interest Rate Caps.  At August 3, 2013, we had outstanding floating rate debt obligations of $2,575.0 million. We have entered into interest rate cap agreements which cap LIBOR at 2.50% for an aggregate notional amount of $1,000.0 million from December 2012 through December 2014 in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness. In the event LIBOR is less than 2.50%, we will pay interest at the lower LIBOR rate. In the event LIBOR is higher than 2.50%, we will pay interest at the capped rate of 2.50%.

Contractual Obligations and Commitments

The following table summarizes our estimated significant contractual cash obligations at August 3, 2013:

	Payments Due by Period
		Fiscal	Fiscal	Fiscal	Fiscal Year
		Year	Years	Years	2019 and
(in thousands)	Total	2014	2015-2016	2017-2018	Beyond
Contractual obligations:
Senior Secured Asset-Based Revolving Credit Facility	$15,000	$—	$15,000	$—	$—
Senior Secured Term Loan Facility (1)	2,560,000	—	—	2,560,000	—
2028 Debentures	125,000	—	—	—	125,000
Interest requirements (2)	720,000	111,600	236,100	284,800	87,500
Lease obligations	915,200	61,900	118,500	106,200	628,600
Minimum pension funding obligation (3)	82,800	—	—	37,200	45,600
Other long-term liabilities (4)	74,600	6,500	13,700	15,000	39,400
Construction and purchase commitments (5)	1,382,300	1,332,700	49,600	—	—
	$5,874,900	$1,512,700	$432,900	$3,003,200	$926,100

(1)                                 The above table does not reflect future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

(2)                                 The cash obligations for interest requirements reflect 1) interest requirements on our fixed-rate debt obligations at their contractual rates and 2) interest requirements on floating rate debt obligations at rates in effect at August 3, 2013 (including the impact, if any, of our current interest rate cap agreements).  Borrowings pursuant to the Senior Secured Term Loan Facility bear interest at floating rates, primarily based on LIBOR, but in no event less than a floor rate of 1.00%, plus applicable margins.  As a consequence of the LIBOR floor rate, we estimate that a 1% increase in LIBOR would not significantly impact our annual interest requirements during fiscal year 2014.

(3)                                 At August 3, 2013 (the most recent measurement date), our actuarially calculated projected benefit obligation for our Pension Plan was $489.8 million and the fair value of the assets was $385.8 million resulting in a net liability of $104.0 million, which is included in other long-term liabilities at August 3, 2013.  Our policy is to fund the Pension Plan at or above the minimum amount required by law.  We made voluntary contributions to our Pension Plan of $25.0 million in fiscal year 2013 and $29.3 million in fiscal year 2012.  As of August 3, 2013, we do not believe we will be required to make contributions to the Pension Plan for fiscal year 2014.

(4)                                 Included in other long-term liabilities at August 3, 2013 are our liabilities for our SERP and Postretirement Plans aggregating $109.7 million.  Our scheduled obligations with respect to our SERP Plan and Postretirement Plan liabilities consist of expected benefit payments through 2023, as currently estimated using information provided by our actuaries.  Also included in other long-term liabilities at August 3, 2013 are our liabilities related to 1) uncertain tax positions (including related accruals for interest and penalties) of $9.0 million and 2) other obligations aggregating $29.0 million, primarily for employee benefits.  Future cash obligations related to these liabilities are not currently estimable.

(5)                                 Construction commitments relate primarily to obligations pursuant to contracts for the construction of new stores and the renovation of existing stores expected as of August 3, 2013.  These amounts represent the gross construction costs and exclude developer contributions of approximately $53.0 million, which we expect to receive pursuant to the terms of the construction contracts.

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

The following table summarizes the expiration of our other significant commercial commitments outstanding at                August 3, 2013:

	Amount of Commitment by Expiration Period
		Fiscal	Fiscal	Fiscal	Fiscal Year
		Year	Years	Years	2019 and
(in thousands)	Total	2014	2015-2016	2017-2018	Beyond
Other commercial commitments:
Senior Secured Asset-Based Revolving Credit Facility (1)	$700,000	$—	$700,000	$—	$—
Surety bonds	5,066	4,901	165	—	—
	$705,066	$4,901	$700,165	$—	$—

(1)                                 As of August 3, 2013, we had $15.0 million of borrowings outstanding under our Senior Secured Asset-Based Revolving Credit Facility, no outstanding letters of credit and $615.0 million of unused borrowing availability.  Our working capital requirements are greatest in the first and second fiscal quarters as a result of higher seasonal requirements.  See “—Financing Structure at August 3, 2013—Senior Secured Asset-Based Revolving Credit Facility” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality.”

In addition to the items presented above, our other principal commercial commitments are comprised of common area maintenance costs, tax and insurance obligations and contingent rent payments.

We had no off-balance sheet arrangements, other than operating leases entered into in the normal course of business, during fiscal year 2013.

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

•                  changes in our relationships with customers due to, among other things, our failure to provide quality service and competitive loyalty programs, our inability to provide credit pursuant to our proprietary credit card arrangement or our failure to protect customer data or comply with regulations surrounding information security and privacy;

Industry and Competitive Factors

•                  competitive responses to our loyalty program, marketing, merchandising and promotional efforts or inventory liquidations by vendors or other retailers;

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

•                  changes in our relationships with certain of our buyers or key sales associates and our ability to retain our buyers or key sales associates;

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

Revenues are reduced when customers return goods previously purchased. We maintain reserves for anticipated sales returns primarily based on our historical trends related to returns by our customers. Our reserves for anticipated sales returns aggregated $37.4 million at August 3, 2013 and $34.0 million at July 28, 2012. As the vast majority of merchandise returns are made in less than 30 days after the sales transaction, we believe the risk that differences between our estimated and actual returns is minimal and will not have a material impact on our Consolidated Financial Statements.

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

The areas requiring significant management judgment related to the valuation of our inventories include 1) setting the original retail value for the merchandise held for sale, 2) recognizing merchandise for which the customer’s perception of value has declined and appropriately marking the retail value of the merchandise down to the perceived value and 3) estimating the shrinkage that has occurred between physical inventory counts. These judgments and estimates, coupled with the averaging processes within the retail method can, under certain circumstances, produce varying financial results. Factors that can lead to different financial results include 1) determination of original retail values for merchandise held for sale, 2) identification of declines in perceived value of inventories and processing the appropriate retail value markdowns and 3) overly optimistic or conservative estimation of shrinkage. In prior years, we have not made material changes to our estimates of shrinkage or markdown requirements on inventories held as of the end of our fiscal years. We do not believe that changes in the assumptions and estimates, if any, used in the valuation of our inventories at August 3, 2013 will have a material effect on our future operating performance.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise. These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold. We received vendor allowances of $90.2 million, or 1.9% of revenues, in fiscal year 2013, $92.5 million, or 2.1% of revenues, in fiscal year 2012 and $87.5 million, or 2.2% of revenues, in fiscal year 2011. The amounts of vendor allowances we receive fluctuate based on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during any of the periods presented.

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

If the recorded carrying value of the tradename exceeds its estimated fair value, an impairment charge is recorded to write the tradename down to its estimated fair value. We currently estimate that the fair value of our tradenames decreases by approximately $344 million for each 0.5% decrease in market royalty rates and by approximately $81 million for each 0.25% increase in the weighted average cost of capital.

The assessment of the recoverability of the goodwill associated with our Neiman Marcus stores, Bergdorf Goodman stores and Online reporting units involves a two-step process. The first step requires the comparison of the estimated enterprise fair value of each of our reporting units to its recorded carrying value. We estimate the enterprise fair value based on discounted cash flow techniques. If the recorded carrying value of a reporting unit exceeds its estimated enterprise fair value in the first step, a second step is performed in which we allocate the enterprise fair value to the fair value of the reporting unit’s net assets. The second step of the impairment testing process requires, among other things, the estimation of the fair values of substantially all of our tangible and intangible assets. Any enterprise fair value in excess of amounts allocated to such net assets represents the implied fair value of goodwill for that reporting unit. If the recorded goodwill balance for a reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded to write goodwill down to its fair value. We currently estimate that a 5% decrease in the estimated fair value of the net assets of each of our reporting units as compared to the values used in the preparation of these financial statements would decrease the excess of fair value over the carrying value by approximately $305 million. In addition, we currently estimate that the fair value of our goodwill decreases by approximately $254 million for each 0.25% increase in the discount rate used to estimate fair value.

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

At August 3, 2013, the estimated fair values of each of our indefinite-lived intangible assets exceeded their recorded values by over 35%.

Leases.  We lease certain retail stores and office facilities. Stores we own are often subject to ground leases. The terms of our real estate leases, including renewal options, range from two to 121 years. Most leases provide for monthly fixed minimum rentals or contingent rentals based upon sales in excess of stated amounts and normally require us to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs. For leases that contain predetermined, fixed calculations of minimum rentals, we recognize rent expense on a straight-line basis over the lease term. We recognize contingent rent expenses when it is probable that the sales thresholds will be reached during the year.

Benefit Plans.  We sponsor a defined benefit Pension Plan, an unfunded supplemental executive retirement plan (SERP Plan) which provides certain employees additional pension benefits and a postretirement plan providing eligible employees limited postretirement health care benefits (Postretirement Plan). In calculating our obligations and related expense, we make various assumptions and estimates, after consulting with outside actuaries and advisors. The annual determination of expense involves calculating the estimated total benefits ultimately payable to plan participants. We use the projected unit credit method in recognizing pension liabilities. The Pension Plan, SERP Plan and Postretirement Plan are valued annually as of the end of each fiscal year. As of the third quarter of fiscal year 2010, benefits offered to all employees under our Pension Plan and SERP Plan have been frozen.

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

Significant assumptions utilized in the calculation of our projected benefit obligations as of August 3, 2013 and future expense requirements for our Pension Plan, SERP Plan and Postretirement Plan, and sensitivity analysis related to changes in these assumptions, are as follows:

			Using Sensitivity Rate
			(Decrease)/	(Decrease)/
		Sensitivity	Increase in	Increase in
	Actual	Rate	Liability	Expense
	Rate	Increase/(Decrease)	(in millions)	(in millions)
Pension Plan:
Discount rate	4.70%	0.25%	$(16.8)	$(0.3)
Expected long-term rate of return on plan assets	6.50%	(0.50)%	N/A	$1.9
SERP Plan:
Discount rate	4.50%	0.25%	$(3.0)	$0.1
Postretirement Plan:
Discount rate	4.70%	0.25%	$(0.3)	$—
Ultimate health care cost trend rate	8.00%	1.00%	$1.6	$0.2

Stock Compensation.  At the date of grant, the stock option exercise price equals or exceeds the fair market value of our common stock. Because we are privately held and there is no public market for our common stock, the fair market value of our common stock is determined by our Compensation Committee at the time option grants are awarded. In determining the fair value of our common stock, the Compensation Committee considers such factors as our actual and projected financial results, the principal amount of our indebtedness, valuations performed by third parties, utilizing both discounted cash flow and market-based valuation techniques, and other factors it believes are material to the valuation process.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued guidance to improve the presentation and prominence of comprehensive earnings and its components as a result of convergence with International Financial Reporting Standards. We retroactively adopted this guidance during the first quarter of fiscal year 2013. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

In September 2011, the FASB issued guidance to reduce the complexity and costs associated with interim and annual goodwill impairment tests, by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. We adopted this guidance during the first quarter of fiscal year 2013 and our annual impairment tests were performed in the fourth quarter of fiscal year 2013. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

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

In July 2013, the FASB issued guidance to improve the reporting of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013, which is effective for us as of the first quarter of fiscal year 2015. We do not expect that the implementation of this standard will have a material impact on our Consolidated Financial Statements.

Disclosures Required Pursuant to Section 13(r) of the Securities Exchange Act of 1934

The description of the activities below has been provided to the Company by Warburg Pincus LLC (WP), affiliates of which: (i) beneficially own more than 10% of the Company’s outstanding common stock and/or are members of our board of directors and (ii) at the time of the events described below, beneficially owned more than 10% of the equity interests of, and had the right to designate members of the board of directors of, Bausch & Lomb Incorporated (Bausch & Lomb).  At the time of the events described below, Bausch & Lomb may have been deemed to be under common control with the Company, but this statement is not meant to be an admission that common control existed.  As a result, it appears that we are required to provide disclosure as set forth herein pursuant to Section 219 of the new Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934, as amended.

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

law for non-U.S. affiliates to engage in sales to Iranian customers under limited circumstances.  In accordance with these requirements, during the first three quarters of 2012, certain of Bausch & Lomb’s non-U.S. affiliates engaged in sales to Iran from its Surgical — Consumables business, which includes certain intraocular lenses and other products used to help people retain or regain sight.  Its non-U.S. affiliate, Technolas Perfect Vision GmbH (“TPV”), which sells ophthalmic surgery systems and related products used in connection with refractive and cataract surgery, also engaged in sales to Iran.  These sales were all conducted through a distributor, which also engaged in certain registration and licensing activities with the Iranian government involving Bausch & Lomb’s products.  The Iranian distributor is not listed on any U.S. sanctions lists and is not a government-owned entity.  However, the downstream customers of this distributor included public hospitals, which may be owned or controlled directly or indirectly by the Iranian government.  The entire gross revenues attributable to Bausch & Lomb’s Surgical — Consumables business not conducted pursuant to an OFAC license in Iran during 2012 were US$5,058,000 and the gross profits were US$2,690,000.  The entire gross revenues attributable to TPV’s sales to Iran during 2012 not under OFAC license were € 1,738,900 and the gross profits were € 958,624. Bausch & Lomb does not have sufficient information to specify what proportion of these sales may relate to Iranian government end customers of its distributor.  The purpose of Bausch & Lomb’s Iran-related activities is to provide access to important and sight-saving products to surgeons and patients in Iran, and to improve the eye healthcare of the Iranian people.  For this reason, Bausch & Lomb and its affiliates plan to continue their existing activities and operations in Iran; however, as noted above, all of this business (including business conducted by non-U.S. companies) is conducted pursuant to licenses issued by OFAC.”

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in interest rates. We do not enter into derivative financial instruments for trading purposes. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. We are exposed to interest rate risk through our borrowing activities, which are described in Note 6 of the Notes to Consolidated Financial Statements.

At August 3, 2013, we had outstanding floating rate debt obligations of $2,575.0 million consisting of outstanding borrowings under our Senior Secured Term Loan Facility and Senior Secured Asset-Based Revolving Credit Facility. Borrowings pursuant to the Senior Secured Term Loan Facility bear interest at floating rates, primarily based on LIBOR, but in no event less than a floor rate of 1.00%, plus applicable margins. The interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 2.00% at August 3, 2013. We are required to pay interest on borrowings pursuant to a specified formula, as well as a commitment fee in respect to unused commitments, as set forth in Note 6 of the Notes to Consolidated Financial Statements, which contains a further description of the terms of the Asset-Based Revolving Credit Facility.

We have entered into interest rate cap agreements for an aggregate notional amount of $1,000.0 million in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness. The interest rate cap agreements cap LIBOR at 2.50% from December 2012 through December 2014 with respect to the $1,000.0 million notional amount of such agreements. In the event LIBOR is less than 2.50%, we will pay interest at the lower LIBOR rate. In the event LIBOR is higher than 2.50%, we will pay interest at the capped rate of 2.50%. As of August 3, 2013, three-month LIBOR was 0.27%. As a consequence of the LIBOR floor rate described above, we estimate that a 1% increase in LIBOR would not significantly impact our annual interest requirements during fiscal year 2014.

The effects of changes in the U.S. equity and bond markets serve to increase or decrease the value of pension plan assets, resulting in increased or decreased cash funding by us. We seek to manage exposure to adverse equity and bond returns by maintaining diversified investment portfolios and utilizing professional investment managers.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements of the Company and supplementary data are included as pages F-1 through F-42 at the end of this Annual Report on Form 10-K:

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

a.                                      Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of August 3, 2013, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the SEC’s rules and forms.

b.                                      Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of August 3, 2013.  During its assessment, management did not identify any material weaknesses in our internal control over financial reporting.  Our independent registered public accounting firm, Ernst & Young LLP, has audited our Consolidated Financial Statements and has issued an attestation report on the effectiveness of our internal controls over financial reporting as of August 3, 2013.

c.                                       Changes in Internal Control Over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems.  No change occurred in our internal controls over financial reporting during the quarter ended August 3, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current Board of Directors consists of ten members, who have been elected pursuant to a limited liability company operating agreement of our parent, Holding, as described in “Certain Relationships and Related Transactions, and Director Independence—Newton Holding, LLC Limited Liability Company Operating Agreement.” The names of our current directors and executive officers, along with their present positions and qualifications, their principal occupations and directorships held during the past five years, their ages as of August 3, 2013 and the year they were first elected as a director or executive officer of the Company are set forth below.

Name	Age	Position with Company
Karen W. Katz	56	Director, President and Chief Executive Officer
James E. Skinner	60	Executive Vice President, Chief Operating Officer, and Chief Financial Officer
James J. Gold	49	President of Specialty Retail
John E. Koryl	43	President of Neiman Marcus Direct
Joshua G. Schulman	41	President of Bergdorf Goodman
Wanda Gierhart	49	Senior Vice President, Chief Marketing Officer
Wayne A. Hussey	62	Senior Vice President, Properties and Store Development
Michael R. Kingston	46	Senior Vice President and Chief Information Officer
Thomas J. Lind	57	Senior Vice President, Program Management
Tracy M. Preston	47	Senior Vice President and General Counsel
Stacie R. Shirley	44	Senior Vice President, Finance and Treasurer
T. Dale Stapleton	55	Senior Vice President and Chief Accounting Officer
Joseph Weber	46	Senior Vice President, Chief Human Resources Officer
David A. Barr	49	Director
Jonathan J. Coslet	48	Director
James G. Coulter	53	Director
John G. Danhakl	57	Director
Sidney Lapidus	75	Director
Kewsong Lee	47	Director
Susan C. Schnabel	51	Director
Carrie Wheeler	41	Director
Burton M. Tansky	75	Director

Karen W. Katz.  Ms. Katz has served as our Director, President and Chief Executive Officer since October 6, 2010.  She served as Executive Vice President and as a member of the Office of the Chairman from October 2007 until October 6, 2010.  From December 2002 to October 6, 2010, she served as President and Chief Executive Officer of Neiman Marcus Stores.  Ms. Katz formerly served on the board of directors of Pier 1 Imports, Inc.  She is a member of our Executive Committee.  Since joining us in 1985, Ms. Katz has been in charge of a variety of our business units and has demonstrated strong and consistent leadership.  She has an extensive understanding of our customers and the retail industry that enables her to promote a unified direction for both the Board of Directors and management.

James E. Skinner.  Mr. Skinner serves as our Executive Vice President, Chief Operating Officer, and Chief Financial Officer.  In 2007 he was appointed a member of the Office of the Chairman and elected Chief Operating Officer and Executive Vice President in 2010.  From October 2005 to October 2007, he served as Senior Vice President and Chief Financial Officer.  From October 2001 to October 2005, he served as Senior Vice President and Chief Financial Officer of The Neiman Marcus Group, Inc.  From August 2000 through December 2000, Mr. Skinner served as Senior Vice President and Chief Financial Officer of Caprock Communications Corp. and from 1994 until 2000 he served as Executive Vice President, Chief Financial Officer and Treasurer of CompUSA Inc.  Mr. Skinner serves on the board of directors of Fossil, Inc.

James J. Gold.  Mr. Gold was elected President and Chief Executive Officer of Specialty Retail, The Neiman Marcus Group in October 2010.  His prior service includes President and Chief Executive Officer of Bergdorf Goodman from May 2004 to October 2010.  Mr. Gold served as Senior Vice President, General Merchandise Manager of Neiman Marcus Stores from December 2002 to May 2004, as Division Merchandise Manager from June 2000 to December 2002, and as Vice President of the Neiman Marcus Last Call Clearance Division from March 1997 to June 2000.

John E. Koryl.  Mr. Koryl joined us as President of Neiman Marcus Direct in June 2011.  From August 2009 until June 2011, he held the position of Senior Vice President, eCommerce Marketing & Analytics at Williams-Sonoma, Inc., a

premier specialty retailer of home furnishings.  From September 2006 until August 2009 he was Senior Director, Marketing Solutions with eBay, Inc., an online auction and shopping website, and held various other managerial positions with eBay, Inc. since June 2005.  Mr. Koryl is also currently a director of Petco Animal Supplies, Inc.

Joshua G. Schulman.  Mr. Schulman joined us as President of Bergdorf Goodman on May 7, 2012.  From 2007 until February 2012, Mr. Schulman was Chief Executive Officer of Jimmy Choo, Ltd, a fashion designer and retailer.  From 2005 until 2007, he served as President of Kenneth Cole New York and in senior executive roles at Gap, Inc. as Managing Director/International Strategic Alliances and Senior Vice President/International Merchandising and Product Development, both fashion design and retailing companies.  Previously he served in senior executive roles at Gucci Group NV, a fashion designer and retailer, from 1997 to 2005.

Wanda Gierhart.  Ms. Gierhart joined us in August 2009 as Senior Vice President, Chief Marketing Officer.  From 2007 to 2009, she served as President and Chief Executive Officer of TravelSmith Outfitters, Inc., a travel apparel and accessory retailer, and from 2004 to 2006 she served as Executive Vice President, Chief Marketing and Merchandising Officer of Design Within Reach, Inc., a multichannel furniture retailer.

Wayne A. Hussey.  Mr. Hussey has served as our Senior Vice President, Properties and Store Development since October 22, 2007.  From May 1999 to October 2007, he served as Senior Vice President, Properties and Store Development of Neiman Marcus Stores.

Michael R. Kingston.  Mr. Kingston has served as Senior Vice President and Chief Information Officer since April 23, 2012.  Prior to joining us on April 23, 2012, he served as Executive Vice President, Enterprise Transformation and Technology for Ann Inc., the parent company of Ann Taylor Stores Corp., a women’s apparel retailer, from 2011 to 2012.  Prior to that position, he served as Senior Vice President, Chief Information Officer of Ann Inc. from May 2006 to December 2010.  From February 2003 until May 2006, he served as Vice President, Applications for Coach, Inc., a designer and maker of luxury handbags and accessories.

Thomas J. Lind.  Mr. Lind was appointed Senior Vice President, Corporate Strategies in July 2013.  From 2010 to July 2013 he served as Senior Vice President, Program Management.  Since joining us in 1983, he has served in various executive positions including Senior Vice President, Managing Director, Last Call from 2009 until 2010; Senior Vice President, Director of Stores and Store Operations from 2006 until 2009; and Senior Vice President, Director of Stores from 2000 until 2006.  From August 2012 until July 2013, Mr. Lind was on assignment as Chief Operating Officer of Glamour Sales Holdings Limited, a privately held e-commerce company based in Hong Kong.

Tracy M. Preston.  Ms. Preston joined us as Senior Vice President and General Counsel on February 18, 2013.  From January 2002 until February 2013, she held various positions, including Chief Compliance Officer and Chief Counsel for global supply chain, global human resources and litigation, at Levi Strauss & Co.  Previously she was a partner with the law firm of Orrick, Herrington & Sutcliffe LLP.

Stacie R. Shirley.  Ms. Shirley was elected Senior Vice President, Finance and Treasurer in September 2010.  From December 2001 until September 2010, she served as Vice President, Finance and Treasurer.  Ms. Shirley served as Vice President, Finance and Treasurer at CompUSA Inc. from 1999 to 2001.

T. Dale Stapleton.  In September 2010, Mr. Stapleton was elected Senior Vice President and Chief Accounting Officer.  From August 2001 to September 2010, he served as Vice President and Controller.  Mr. Stapleton served as Vice President and Controller at CompUSA Inc. from 1999 to 2000.

Joseph Weber.  Mr. Weber joined us on September 4, 2012 as Senior Vice President, Chief Human Resources Officer.  Prior to joining us, he held various positions at Bank of America Corporation since 2006, most recently Head, Human Resources Europe, Middle East, Africa, Latin America and Canada.  Previously he was with Dell, Inc. from 2000 until 2006 and General Electric Company from 1995 until 2000.

David A. Barr.  Mr. Barr joined Warburg Pincus in 2000 and is a Partner of Warburg Pincus & Co. and a Managing Director of Warburg Pincus LLC. Mr. Barr is a Co-Head of the consumer, industrial and services (CIS) sector of Warburg Pincus and also a member of the firm’s Executive Management Group. Prior to joining Warburg Pincus, Mr. Barr was a managing director at Butler Capital, where he focused on consumer and industrial leveraged buyout transactions for more than ten years. Mr. Barr also previously worked at Goldman Sachs.  Mr. Barr currently serves on the board of directors of Builders FirstSource, CROSSMARK and Total Safety and is a former director of Polypore International Inc. and Transdigm Group, Inc.  He also is a director of Good Shepherd Services, a member of the portfolio subcommittee for the Wesleyan University Endowment, and a sector group advisor for the New York City Investment

Fund.  He received a B.A. in economics from Wesleyan University and an M.B.A. from Harvard Business School.  Mr. Barr’s qualifications to serve on our Board of Directors include his broad-based knowledge in the areas of management, corporate strategy development, and finance.

Jonathan J. Coslet.  Mr. Coslet is a Senior Partner and the Chief Investment Officer of TPG.  He is Chairman of the firm’s Investment Committee and member of the firm’s Management Committees.  He has been with TPG since 1993.  Mr. Coslet currently serves on the boards of directors of Biomet, Inc., Quintiles Transnational Corp., IASIS Healthcare Corp., and Petco Animal Supplies, Inc.  He previously served on the boards of directors of Burger King, J. Crew Group, and several other companies.  Mr. Coslet also serves on the board of directors of Lucille Packard Children’s Hospital at Stanford.  Mr. Coslet is Chairman of our Compensation Committee and a member of the Executive Committee.  Mr. Coslet’s executive leadership, knowledge of capital markets, and financial expertise are valuable assets to our Board of Directors.

James G. Coulter.  Mr. Coulter was a Co-founder of TPG in 1992 and is a Senior Partner of TPG.  Mr. Coulter currently serves on the boards of directors of Creative Artists Agency, J. Crew Group, Inc., and the Vincraft Group.  He previously served on the boards of directors of Alltel Corporation, IMS Health Incorporated, Lenovo Group Limited, Seagate Technology, and Zhone Technologies, Inc.  Mr. Coulter is also Co-Chair of the Leading Education by Advancing Digital (LEAD) Commission and on the Dartmouth College Board of Trustees and the Stanford University Board of Trustees.  As a TPG Co-founder, Mr. Coulter has extensive knowledge of the capital markets and brings an entrepreneurial spirit and keen sense of business acumen to our Board of Directors.

John G. Danhakl.  Mr. Danhakl is a Managing Partner of Leonard Green & Partners, L.P., a private equity firm specializing in leveraged buyout transactions, with which he has been a Partner since 1995. He serves on the boards of directors of Air Lease Corp., Animal Health International, Inc., Arden Group, Inc., CCC Information Services, Inc., IMS Health Inc., J. Crew Group, Inc., Leslie’s Poolmart, Inc., Petco Animal Supplies, Inc., Savers, Inc., and The Tire Rack, Inc.  He previously served on the boards of directors of AsianMedia Group LLC, Big 5 Sporting Goods Corporation, Communications and Power Industries, Inc., Diamond Triumph Auto Glass, Inc., HITS, Inc., Liberty Group Publishing, Inc., MEMC Electronic Materials, Inc., Phoenix Scientific, Inc., Rite Aid Corporation, Sagittarius Brands, and VCA Antech, Inc.  Mr. Danhakl is a member of our Compensation Committee.  Mr. Danhakl brings substantial knowledge from both private equity and public company exposure.  His extensive experience serving on the boards of directors of numerous companies brings to our Board of Directors valuable direction in dealing with the complex issues facing boards of directors today.

Sidney Lapidus.  Sidney Lapidus, Esq., is a retired partner of Warburg Pincus & Co. Mr. Lapidus was employed at Warburg Pincus from 1967 until his retirement at the end of 2007. Mr. Lapidus graduated from Princeton University and Columbia University Law School. During the past five years, Mr. Lapidus has served, and he currently serves, on the boards of directors of Knoll, Inc. and Lennar Corporation and several private companies. Mr. Lapidus also serves on the boards of directors of a number of non-profit organizations, including the American Antiquarian Society, the New York Historical Society and the New York University Langone Medical Center, and is Chairman of the American Jewish Historical Society. Mr. Lapidus is the Chairman of our Audit Committee and serves as our Audit Committee financial expert. During his long tenure in the private equity field, Mr. Lapidus developed extensive business, financial and management skills, and we believe his extensive experience and expertise is needed to act as our financial expert and to chair our Audit Committee.

Kewsong Lee.  Mr. Lee joined Warburg Pincus in 1992 and is a Partner of Warburg Pincus & Co. and a Managing Director of Warburg Pincus LLC and a member of the firm’s Executive Management Group. Previously, Mr. Lee was a consultant with McKinsey & Company.   Mr. Lee currently serves on the boards of directors of Aeolus Re, Aramark, Arch Capital Group, Consolidated Precision Products, MBIA Inc., and Total Safety and is a former director of Transdigm Group, Inc.  Mr. Lee is also a member of our Executive and Compensation Committees.  Mr. Lee also serves on the board of Lincoln Center Theater, where he is a member of the executive committee, and also is a trustee of Choate Rosemary Hall.  Mr. Lee received an A.B. in applied mathematics in economics from Harvard College and an M.B.A. from Harvard Business School.  Mr. Lee’s qualifications to serve on our Board of Directors include his broad-based knowledge in the areas of management, corporate strategy development and finance.

Susan C. Schnabel.  Ms. Schnabel is a Managing Director of Credit Suisse, a leading international investment bank, in the Private Banking and Wealth Management Division and Co-Head of DLJ Merchant Banking Partners, a private equity investment firm focused on leveraged buyout transactions.  Ms. Schnabel joined Credit Suisse First Boston in 2000 through the merger with Donaldson, Lufkin & Jenrette, where she was a Managing Director.  Previously, Ms. Schnabel served as Chief Financial Officer of Petsmart.  She is a director of Deffenbaugh Industries, Inc., Enduring Resources II, LLC, Laramie Energy II, LLC, Luxury Optical Holdings, Piceance Energy Holdings, Specialized Technology Resources Inc., Summit Gas Resources, Inc., and Visant Corp.  Ms. Schnabel is a member of our Audit Committee.  Ms. Schnabel’s long tenure in the banking industry and her experience as a public company CFO, as well as her service on numerous other boards of directors, has provided her with a wealth of finance, accounting, and corporate governance expertise.

Carrie Wheeler.  Ms. Wheeler is a Partner of TPG and responsible for TPG’s investments in the retail and consumer sectors.  She has been with TPG since 1996.  She serves on the boards of directors of J. Crew Group, Inc., Petco Animal Supplies, Inc., and Savers, Inc.  She previously served on the boards of directors of Denbury Resources, Inc. and Belden and Blake Corporation.  Ms. Wheeler is a member of our Audit Committee.  Ms. Wheeler’s experience as a director of other retail-oriented companies plus her financial expertise makes her a valuable asset to our Board of Directors.

Burton M. Tansky.  Mr. Tansky has served as our Chairman of the Board since October 6, 2005.  From October 6, 2005 until October 5, 2010, he served as our President and Chief Executive Officer.  He also served as a director and President and Chief Executive Officer of The Neiman Marcus Group, Inc. since May 2001 and as President and Chief Operating Officer from December 1998 until May 2001. He also serves on the boards of directors of Donald Pliner Shoes and The Howard Hughes Corporation.  Mr. Tansky formerly served on the boards of directors of International Flavors and Fragrances Inc.  Mr. Tansky’s years of experience in the luxury retail industry plus a deep understanding of our customers and our products provide him with intimate knowledge of our operations.

See Item 13, “Certain Relationships and Related Transactions, and Director Independence—Related Person Transactions” for a discussion of certain arrangements and understandings regarding the nomination and selection of certain of our directors.

CORPORATE GOVERNANCE

Code of Ethics

The Board of Directors has adopted a Code of Ethics and Conduct, which is applicable to all our directors, officers and employees.  A Code of Ethics for Financial Professionals has also been adopted that applies to all financial employees including the Chief Executive Officer, the Chief Financial Officer and the Chief Accounting Officer.  Both the Code of Ethics and Conduct and the Code of Ethics for Financial Professionals may be accessed through our website at www.neimanmarcusgroup.com under the “Investor Information—Corporate Governance—Governance Documents” section.

We have established a means for employees, customers, suppliers, or other interested parties to submit confidential and anonymous reports of suspected or actual violations of the Code of Conduct relating, among other things, to:

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

Director Independence

All of our directors are deemed to be affiliates because they are either our current employees, former employees, employees of the Principal Stockholders, or employees of private equity and banking institutions who have invested in the Company.  Therefore, none of our directors may be considered independent under the independence standards of the New York Stock Exchange.

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

Each of the Principal Stockholders has the right to have at least one of its directors sit on each committee of the Board of Directors, to the extent permitted by applicable laws and regulations.  See Item 13, “Certain Relationships and Related Transactions, and Director Independence—Related Person Transactions” for a discussion of certain arrangements and understandings regarding the nomination and selection of certain of our directors.

Compensation Committee Interlocks and Insider Participation

In fiscal year 2013, Jonathan Coslet, John Danhakl, and Kewsong Lee served as members of our Compensation Committee.  See Item 13, “Certain Relationships and Related Transactions, and Director Independence” for further discussion regarding certain matters relating to such members.  No officer or employee served on the Compensation Committee (or equivalent), or the Board of Directors, of another entity whose executive officer(s) served on our Compensation Committee or Board of Directors.

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

Compensation Philosophy and Objectives.  We have been in business over a century and are one of the largest luxury, multi-branded, omni-channel fashion retailers in the world.  Our continued success depends on the skills of talented executives who are dedicated to achieving solid financial performance, providing outstanding service to our customers, and managing our assets wisely.  Our compensation program, comprised of base salary, annual bonus, long-term incentives and benefits, is designed to meet the following objectives:

•                  Recruit and retain executives who possess exceptional ability, experience, and vision to sustain and promote our preeminence in the marketplace.

•                  Motivate and reward the achievement of our short- and long-term goals and operating plans.

•                  Align the interests of our executives with the financial and strategic objectives of our stockholders.

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

Annual Incentive Bonus.  Annual bonus incentives keyed to short-term objectives form the second building block of our compensation program and are designed to provide incentives to achieve certain financial goals of the Company.  Financial goals, which are used to determine annual bonus incentives for all employees, emphasize profitability and asset management.  The Compensation Committee believes that a significant portion of annual cash compensation for the named executive officers should be at risk and tied to our operational and financial results.  “Pay for performance” for the named executive officers has been significantly enhanced in recent years by putting a larger percentage of their potential compensation at risk as part of the annual bonus incentive program.

All named executive officers are eligible to be considered for annual bonus incentives.  Threshold, target, and maximum annual performance incentives, stated as a percentage of base salary, are established for each of the named executive officers at the beginning of each fiscal year.  The objectives set for Ms. Katz and other senior officers with broad corporate responsibilities are based on our overall financial results.  When an employee has responsibility for a particular business unit or division, the performance goals are heavily weighted toward the operational performance of that unit or division.  Actual awards earned by the named executive officers are determined based on an assessment of our overall performance and a review of each named executive officer’s contribution to our overall performance.  Other components may also be considered from time to time at the discretion of the Compensation Committee.

The employment agreements of Ms. Katz and Messrs. Skinner and Gold contain provisions regarding target levels and the payment of annual incentives and are described in more detail beginning on page 69.

Long-Term Incentives.  Long-term incentives in the form of stock options are intended to promote sustained high performance and to align our executives’ interests with those of our equity investors.  The Compensation Committee believes that stock options create value for the executives if the value of our Company increases.  This creates a direct correlation between the interests of our executives and the interests of our equity investors.

Equity awards become effective on the date of grant, which typically coincides with the date of approval by the Compensation Committee or the date of a new hire or a promotion. We have no set practice as to when the Company makes equity grants, and we evaluate from time to time whether grants should be made.

We made initial stock option grants in fiscal year 2006 under the Neiman Marcus Group LTD Inc. (formerly Neiman Marcus, Inc.) Management Equity Incentive Plan (referred to as the Management Incentive Plan) to all eligible officers, including all of the named executive officers except Messrs. Koryl and Schulman who joined us in fiscal years 2011 and 2012, respectively.  The initial stock option grants were not tied to performance objectives and were made following the consummation of the Acquisition in order to retain the senior management team and enable them to share in our growth along with our equity investors.  The initial stock option grants were awarded at an exercise price equal to the fair market value of our common stock on the date of the grant.  The exercise prices of certain of our options, which represent approximately one-third of all outstanding options, increase at a 10% compound rate per year (referred to as Accreting Options) until the earlier of 1) exercise, 2) a defined anniversary of the date of grant (four to five years) or 3) the occurrence of a change of control (as defined in the Management Incentive Plan).  However, if the Principal Stockholders sell shares of the Company held by them, the exercise price of the Accreting Options will cease to accrete at the time of the sale in the same proportion as the proportion of shares the Principal Stockholders sell.  The exercise price with respect to all other options (Fixed Price Options) is fixed at the grant date.

Stock options typically vest and become exercisable twenty or twenty-five percent on the first anniversary of the date of the grant and thereafter in thirty-six (36) or forty-eight (48) equal monthly installments over the following thirty-six (36) or forty-eight (48) months, beginning one month after the first anniversary of the date of grant until 100% of the option is fully vested and exercisable provided that the participant is still employed by the Company at such time.  In the prior fiscal year, outstanding options were adjusted in connection with the payment of the 2012 Dividend. For further information on the adjustments, see “Outstanding Equity Awards at Fiscal Year End” on page 65.

On November 7, 2012, stock options were awarded pursuant to the Management Incentive Plan to each of the named executive officers and to twenty-two (22) other senior officers.  The number of stock options awarded to each individual was based on the job responsibility of each individual.  The options granted to each individual are Fixed Price Options that have an exercise price of $2,025 per share, vest over a five-year period, and expire seven years from the date of grant.

In addition, following the consummation of the Acquisition, the Neiman Marcus Group LTD Inc. (formerly Neiman Marcus, Inc.) Cash Incentive Plan (referred to as the Cash Incentive Plan) was adopted in fiscal year 2006 to aid in the retention of certain key executives, including our named executive officers, except Messrs. Koryl and Schulman.  Under the Cash Incentive Plan, a $14 million cash bonus pool was created to be shared by participating members of senior management, including the named executive officers, except Messrs. Koryl and Schulman.  In the event of a change of control, or an initial public offering where at least 20% of the total outstanding shares are registered, as defined in the Cash Incentive Plan, and if the internal rate of return to the Principal Stockholders is positive, each named executive officer, subject generally to continued employment, will be entitled to a pro rata portion of the cash bonus pool based upon the number of options that were granted to the named executive officer in October 2005 and for Messrs. Koryl and Schulman, granted in connection with their hire in 2011 and 2012, respectively, under the Management Incentive Plan relative to the other participants in the Cash Incentive Plan.  Pursuant to the terms of Mr. Tansky’s original employment agreement (as supplemented by his Director Services Agreement) described on page 76, his cash bonus under the Cash Incentive Plan has been fixed in the amount of $3,080,911.  If the internal rate of return to the Principal Stockholders is not positive following a change of control or an initial public offering, no amounts will be paid to those participating in the Cash Incentive Plan.  No amounts have been paid to date to any of the participants under the Cash Incentive Plan, including to Mr. Tansky.

Risk Assessment of Compensation Policies and Programs

We have reviewed our compensation policies and programs for all employees, including the named executive officers, and we do not believe that these policies and practices create risks that are reasonably likely to have a material adverse effect on the Company.  The three major components of our overall compensation program were reviewed and the following conclusions were made:

•                  Base salaries are determined by an industry peer group analysis and on the overall experience of each individual.  Merit increases are based on financial as well as individual performance and are generally kept within a specified percentage range for all employees, including the named executive officers.

•                  Because of our non-public status, long-term incentive awards in the form of stock option grants can be exercised but the shares must be held until such time as a public market exists for our common stock, thereby aligning the interests of participants with those of our equity investors.

•                  Annual incentive bonus awards are based on our sales, EBITDA and return on invested capital (ROIC).  For Specialty Retail, annual incentive bonus awards are based on sales, EBITDA, and inventory turnover for Neiman Marcus Stores and Bergdorf Goodman, for Neiman Marcus Direct, the bonus awards are based on sales, EBITDA, conversion, and visitors, and for Bergdorf Goodman, sales, EBITDA, inventory turnover, and Bergdorf Goodman online sales.  The annual incentive bonus awards are all set at the beginning of each fiscal year based on the achievement of goals that the Compensation Committee believes will be challenging.  Maximum target payouts are capped at a pre-established percentage of base salary.

The Compensation Committee has discretionary authority to adjust incentive plan payouts and the granting of stock option awards, which may further reduce any business risk associated with such plan payouts and stock option grants.  The Compensation Committee also monitors compensation policies and programs to determine whether risk management objectives are being met.

Executive Officer Compensation

Process for Evaluating Executive Officer Performance

Role of the Compensation Committee.  The Compensation Committee is responsible for determining the compensation of our named executive officers and for establishing, implementing and monitoring adherence to our executive compensation philosophy.  The Compensation Committee charter authorizes the committee to retain and terminate compensation consultants to provide advice with respect to compensation of the named executive officers.  The Compensation Committee is further authorized to approve the fees the Company will pay, and terms of engagement of, any consultant it may retain.

The Compensation Committee considers input from our CEO and compensation consultants in making determinations regarding our executive compensation program and the individual contribution of each of our named executive officers.  The CEO does not play a role in decisions affecting her own compensation.  The CEO’s performance and compensation are reviewed and determined solely by the Compensation Committee.

In developing and reviewing the executive incentive programs, the Compensation Committee considers the business risks inherent in program designs to ensure that they do not incentivize executives to take unacceptable levels of business risk for the purpose of increasing their incentive plan awards.  The Committee intends for the plan design to be conservative in this respect and that the compensation components provide appropriate checks and balances to encourage executive incentives to be consistent with the interests of the Principal Stockholders.  The Compensation Committee believes that the mix of compensation components used in the determination of our named executive officers’ total compensation does not encourage our named executive officers to take undesirable risks relating to the business.  For further information, see “Risk Assessment of Compensation Policies and Programs” above.

Role of Management.  As part of our annual planning process, the CEO, with assistance from external consultants, develops and recommends a compensation program for all executive officers.  Based on performance assessments, the CEO attends a meeting of the Compensation Committee held for the purpose of considering each individual executive’s annual compensation and recommends the base salary and any incentive bonus awards or long-term incentive awards, if applicable, for each of the executive officers, including the named executive officers.  The CEO does not participate in the portion of the Compensation Committee meeting during which her own compensation is discussed and does not provide recommendations with respect to her own compensation package.

Role of the Compensation Consultants.  The Compensation Committee generally retains services of compensation consultants for limited purposes.  Management retains an independent compensation consultant, Haigh & Company, to provide comparative market data regarding executive compensation to assist the Compensation Committee in establishing reference points for the base salary, annual incentive, and long-term incentive components of our compensation package.  They also provide information regarding general market trends in compensation, compensation practices of other retail companies, and regulatory and compliance developments.  The fees paid to Haigh & Company for their services in fiscal year 2013 did not exceed $120,000.  Haigh & Company has no other affiliations with, and provides no other services to, us.

2013 Executive Officer Compensation

Ultimately, our named executive officers’ total compensation is based on the level of performance of the Company and/or the Company’s business unit or division.  The Compensation Committee uses its discretion in making decisions on the overall compensation packages of our executive officers based on current market conditions, business trends, and overall Company performance.

We have identified an industry peer group that includes the 14 companies listed below for purposes of benchmarking the compensation of our named executive officers.  These companies are intended to represent our competitors for business and talent.  Their executive compensation programs are compared to ours, as well as the compensation of individual executives if the jobs are sufficiently similar to make the comparison meaningful.  The comparison data is generally intended to ensure that the compensation of our named executive officers, both individually and as a whole, is appropriately competitive relative to our performance.  We believe that this practice is appropriate in light of the high level of commitment, job demands, and the expected performance contribution required from each of our executive officers.  We generally target our direct compensation to be positioned between the 50th and 75th percentile levels of the compensation packages received by executives in our peer group of industry related companies.  In the fourth quarter of fiscal year 2012, Haigh & Company conducted a benchmarking review of the compensation of all of our officers, including that of the named executive officers.  Other than the equity grant made to the named executive officers and to twenty-two (22) other senior officers in the second quarter, no significant changes in design or levels of executive compensation were made during fiscal year 2013 as a result of the review.

Abercrombie & Fitch	Limited Brands
Ann Taylor	Fifth & Pacific (formerly Liz Claiborne)
Coach	Nordstrom
Macy’s	Polo Ralph Lauren
The Gap	Saks
Jones Apparel	Tiffany & Co.
Kohl’s	Williams-Sonoma

In addition to the select companies above, we also review various third party compensation survey reports.

Base Salary.  The table below shows the salaries for fiscal years 2012 and 2013, including the percentage increase, for each of the named executive officers.  Salary increase for Mr. Koryl in fiscal year 2013 was based on his individual contribution to our overall performance, economic and market conditions, general movement of salaries in the marketplace, and operating results. No other named executive officer had a salary increase in fiscal year 2013, except Mr. Koryl.

	2012 Base Salary ($)	2013 Base Salary ($)	Percent Increase (%)
Karen W. Katz	1,070,000	1,070,000	N/A
James E. Skinner	720,000	720,000	N/A
James J. Gold	770,000	770,000	N/A
John E. Koryl	500,000	512,000	2.4
Joshua G. Schulman (1)	500,000	500,000	N/A

(1)                   Mr. Schulman’s 2013 base salary represents the amount of his salary at the time his employment began on May 7, 2012.

Amounts actually earned by each of the named executive officers in fiscal years 2011, 2012 and 2013 are listed in the Summary Compensation Table on page 62.

Annual Incentive Bonus.  In determining annual incentive bonus amounts for the named executive officers, the Compensation Committee considers their performance relative to the pre-established goals that are set at the beginning of the year.  The pre-established goals for fiscal year 2013 for each of our named executive officers are discussed under the heading “Corporate Performance Targets” that follows.  The Compensation Committee set the threshold, target, and maximum performance targets at levels they believed were challenging based on historical company performance and industry and market conditions.  Goals were established at the division and business unit levels where appropriate for each of the named executive officers.  As it relates to our annual incentive compensation program, this performance assessment is a key variable in determining the amount of total compensation paid to our named executive officers.  Fiscal year 2013 target annual incentives and relative performance weights for the named executive officers were as follows:

		Relative Performance Weights
Name	Target Bonus As Percent of Base Salary	NMG Metrics	NMD Metrics	NMS Metrics	NMS/BG Metrics	BG Metrics	BG Online Sales
Karen W. Katz	100%	100%	—	—	—	—	—
James E. Skinner	75%	100%	—	—	—	—	—
James J. Gold	75%	25%	15%	—	60%	—	—
John E. Koryl	60%	25%	60%	15%	—	—	—
Joshua G. Schulman	60%	30%	—	—	—	60%	10%

Ms. Katz, the individual with the greatest overall responsibility for company performance, was granted the largest incentive opportunity in comparison to her base salary in order to weight her annual cash compensation mix more heavily towards performance-based compensation.  Since Messrs. Gold, Koryl, and Schulman each have responsibility over a particular division, performance goals are more heavily weighted toward the operational performance of their respective division.

Corporate Performance Targets.  At the end of each fiscal year, the Compensation Committee evaluates the Company’s performance against the financial and strategic performance targets set at the beginning of the fiscal year.  For fiscal year 2013, the bonus metrics for the named executive officers were based on the following:

Named Executive Officer	Bonus Metrics
Ms. Katz and Mr. Skinner	• Consolidated EBITDA, sales and ROIC for The Neiman Marcus Group, Inc.

Mr. Gold	• Consolidated EBITDA and sales for The Neiman Marcus Group, Inc.
• EBITDA, sales and inventory turnover for Neiman Marcus Stores/Bergdorf Goodman
• EBITDA, sales, visitors and conversion at Neiman Marcus Direct

Mr. Koryl	• Consolidated EBITDA and sales for The Neiman Marcus Group, Inc.
• EBITDA, sales, conversion and traffic/number of website visitors at Neiman Marcus Direct
• EBITDA, sales and inventory turnover at Neiman Marcus Stores

Mr. Schulman	• Consolidated EBITDA and sales for The Neiman Marcus Group, Inc.
• EBITDA, sales, inventory turnover and online sales for Bergdorf Goodman

Metrics used for each executive, as well as the relative weights assigned to the metrics, are based on strategic business drivers of the particular business unit or division that the executive manages.  Bonus metrics related to threshold, target and maximum annual incentive bonus payouts for fiscal year 2013, as well as actual amounts achieved and actual payout percentages for fiscal year 2013 are as follows:

	Threshold	Target	Maximum	Achieved	Payout As Percent of Target
The Neiman Marcus Group, Inc.
Sales (in millions)	$4,618	$4,734	$4,834	$4,648	44.4%
EBITDA (in millions)	$613	$649	$700	$635	71.5%
ROIC	35.34%	37.33%	40.87%	36.04%	51.5%

Neiman Marcus Stores / Bergdorf Goodman
Sales (in millions)	$3,381	$3,464	$3,536	$3,376	00.0%
EBITDA (in millions)	$510	$534	$574	$498	00.0%
Inventory Turnover	2.341%	2.401%	2.499%	2.316%	00.0%

Neiman Marcus Direct
Sales (in millions)	$928	$951	$975	$971	184.3%
EBITDA (in millions)	$160	$166	$181	$174	151.4%
Conversion	1.60%	1.67%	1.72%	1.49%	00.0%
Traffic/Visitors (in millions)	144.60	153.46	158.30	168.61	200.0%

Neiman Marcus Stores
Sales (in millions)	$2,773	$2,846	$2,901	$2,772	00.0%
EBITDA (in millions)	$387	$407	$437	$377	00.0%
Inventory Turnover	2.213%	2.270%	2.360%	2.194%	00.0%

Bergdorf Goodman
Sales (in millions)	$608	$618	$635	$604	00.0%
EBITDA (in millions)	$123	$127	$137	$121	00.0%
Bergdorf Goodman Online Sales	$70	$72	$74	$70	00.0%
Inventory Turnover	3.245%	3.327%	3.492%	3.146%	00.0%

The definition of EBITDA is explained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 24.  For purposes of evaluating performance and annual incentive compensation, the ROIC metric is calculated by dividing 1) earnings before interest and taxes by 2) average invested capital excluding cash, accrued interest, deferred taxes and amounts related to financial derivatives and is used to assess our efficiency at turning capital into profitable investments.  Inventory turnover is calculated by dividing the cost of retail sales by the average inventory cost.  Conversion is the percentage of visitors to the site who make a purchase.

2013 Annual Incentive Bonus.   Actual operating performance for fiscal year 2013 for all operating divisions was below performance targets set at the beginning of the year (as shown in the table above) except for Neiman Marcus Direct.  Annual incentive amounts are to be paid to each of the named executive officers based upon the payout percentage reflected in the table above.  The Compensation Committee did not exercise their discretion to adjust the actual payout amounts.  A discretionary bonus was awarded to Mr. Koryl for his efforts in implementing strategic enhancements to the e-commerce channel.  Even though target levels were not achieved at Bergdorf Goodman, a discretionary bonus was awarded to Mr. Schulman for his efforts in achieving extraordinary sales and development of his senior team.  Actual amounts paid are listed in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation” on page 62.

Stock Options.  On November 7, 2012, stock options were awarded to each of the named executive officers and to twenty-two (22) other senior officers.  The options granted to each individual are Fixed Price Options with an exercise price of $2,025 per share, vest over a five-year period subject to continued employment, and expire seven years from the date of grant.

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

Pension Plan.  Prior to 2008, most non-union employees over age 21 who had completed one year of service with 1,000 or more hours participated in our defined benefit pension plan (referred to as the Pension Plan), which paid benefits upon retirement or termination of employment.  The Pension Plan is a “career-accumulation” plan, under which a participant earns each year a retirement annuity equal to one percent of his or her compensation for the year up to the Social Security wage base and 1.5 percent of his or her compensation for the year in excess of such wage base.  A participant becomes fully vested after five years of service with us.  Effective as of December 31, 2007, eligibility and benefit accruals under the Pension Plan were frozen for all participants except for those “Rule of 65” employees who elected to continue participation in the Pension Plan.  “Rule of 65” employees included only those active employees who had completed at least 10 years of service and whose combined years of service and age equaled at least 65 as of December 31, 2007.  Ms. Katz was a “Rule of 65” employee as of December 31, 2007, and elected to continue participation in the Pension Plan.  For Messrs. Skinner and Gold, benefits and accruals under the Pension Plan were frozen effective as of December 31, 2007.  Effective August 1, 2010, all benefits and accruals under the Pension Plan were frozen and all remaining participants were moved into our Retirement Savings Plan (referred to as the RSP).  Ms. Katz’s benefits and accruals under the Pension Plan were moved into the RSP effective December 31, 2010.

Savings Plans.  Effective January 1, 2008, a new enhanced 401(k) plan, our RSP was established and offered to all employees, including the named executive officers, as the primary retirement plan.  Benefits and accruals under a previous 401(k) plan, our Employee Savings Plan (referred to as the ESP), were frozen as well as benefits and accruals under the Pension Plan.  All future and current employees who were not already enrolled in the ESP were automatically enrolled in the RSP.  “Rule of 65” employees, as described above, were given a choice to either continue participation in the Pension Plan and the ESP or freeze what was earned under those plans through December 31, 2007 and participate in the RSP.  The RSP is a tax-qualified defined contribution 401(k) plan that allows participants to contribute up to the limit prescribed by the Internal Revenue Service on a pre-tax basis.  The Company matches 100% of the first 3% and 50% of the next 3% of pay that is contributed to the RSP.  All employee contributions to the RSP are fully vested upon contribution.  Company matching contributions vest after two years of service.  The Company matched 100% of the first 2% and 25% of the next 4% of pay that was contributed to the ESP.  All employee contributions to the ESP were fully vested upon contribution.  Company matching contributions vested after three years of service.  Effective August 1, 2010, benefits and accruals under the ESP were frozen for the remaining “Rule of 65” active employees and such participants were moved into the RSP. Messrs. Koryl and Schulman became eligible to participate in the RSP one year after their respective hire dates.

Supplemental Retirement Plan and Key Employee Deferred Compensation Plan.  U.S. tax laws limit the amount of benefits that we can provide under our tax-qualified plans.  We maintain our Supplemental Executive Retirement Plan (referred to as the SERP Plan) and our Key Employee Deferred Compensation Plan (referred to as the KEDC Plan), which are unfunded, nonqualified arrangements intended to provide the named executive officers and certain other key employees with additional benefits, including the benefits that they would have received under the RSP if the tax law limitations did not apply and if certain other components of compensation could be included in calculation of benefits under our tax-qualified plans.  Prior to 2008, executive, administrative and professional employees (other than those employed as salespersons) with an annual base salary at least equal to a minimum established by the Company were eligible to participate in the SERP Plan.  Similar to the Pension Plan, effective December 31, 2007, eligibility and benefit accruals under the SERP Plan were frozen for all participants not meeting the “Rule of 65” and such participants were moved into our Defined Contribution Supplemental Executive Retirement Plan (DC SERP).  Effective August 1, 2010, all benefits and accruals under the SERP Plan for “Rule of 65” employees were frozen and such participants were moved into the DC SERP.  SERP Plan related benefits are more fully described under “Pension Benefits” beginning on page 67.

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

Compensation Following Employment Termination or Change of Control

Employment Agreements.  In order to support the continuity of senior leadership, we have employment agreements with Ms. Katz and Messrs. Skinner and Gold which provide, among other things, for payments to the executive following a termination of employment by the executive for “good reason” or a termination of the executive’s employment by us without “cause.”  The triggering events constituting “good reason” and “cause” were negotiated to provide protection to us for unwarranted termination of employment that could cause harm to us as well as to provide protection to the executive.  The employment agreements also provide for certain payments to the executives upon death or “disability.”  For a detailed description of the terms of the employment agreements, see “Employment and Other Compensation Agreements” beginning on page 69.

Confidentiality, Non-Competition and Termination Benefits Agreements.  Each of Messrs. Koryl and Schulman is a party to a confidentiality, non-competition and termination benefits agreement with us.  The confidentiality, non-competition and termination benefits agreements provide for severance benefits if the employment of the affected individual is terminated other than for death, “disability,” or “cause.”  These agreements provide for a severance payment equal to one and one-half annual base salary of the named executive officer, payable over an eighteen month period, and reimbursement for COBRA premiums for the same period.  The employment agreements of Ms. Katz and Messrs. Skinner and Gold contain similar provisions as described beginning on page 69.

Other.  We have change of control provisions in our Management Incentive Plan that may provide for accelerated vesting and/or distributions in certain circumstances and these provisions apply equally to all participants in the plans, including the named executive officers, except to the extent an executive is party to an individual agreement that provides otherwise.

Consideration of Tax and Accounting Treatment of Compensation

Internal Revenue Code §409A.  The American Jobs Creation Act of 2004 added a new Section 409A to the Code, which applies to compensation deferred under a nonqualified deferred compensation plan after December 31, 2004.  Compliance with the new Section 409A became fully effective on January 1, 2009.  Section 409A imposes restrictions on funding, distributions, and election to participate in the affected plans.  We believe our executive compensation plans and arrangements comply with Section 409A.

Accounting for Stock-Based Compensation.  We began accounting for stock-based payments in accordance with the provisions of ASC Topic 718, “Compensation—Stock Compensation” on July 31, 2005.  When setting equity compensation, the Compensation Committee considers the estimated cost for financial reporting purposes of any equity compensation it is considering.  However, the accounting impact does not have a material impact on the design of our equity compensation plan.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE

Jonathan J. Coslet, Chairman
Kewsong Lee
John G. Danhakl

Summary Compensation Table

The following table sets forth the annual compensation for the President and Chief Executive Officer, the Chief Financial Officer and the three other most highly compensated executive officers who were serving as executive officers at the end of fiscal year 2013 (referred to as the named executive officers).

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)

Karen W. Katz President and Chief Executive Officer	2013	1,070,000	—	1,379,327	799,667	5,944	719,068	3,974,006
	2012	1,070,000	—	3,877,404	1,503,992	1,248,121	2,076,088	9,775,605
	2011	1,050,000	50,000	3,430,308	1,315,913	363,000	133,238	6,342,459

James E. Skinner Executive Vice President, Chief Operating Officer, and Chief Financial Officer	2013	720,000	—	618,319	358,094	2,021	256,828	1,955,262
	2012	720,000	—	2,095,894	759,024	182,384	1,027,624	4,784,926
	2011	700,000	—	1,755,041	650,081	38,000	70,978	3,214,100

James J. Gold President and Chief Executive Officer, Specialty Retail, The Neiman Marcus Group	2013	770,000	—	808,571	227,415	—	233,135	2,039,121
	2012	770,000	—	2,095,894	669,958	278,000	1,088,650	4,902,502
	2011	750,000	—	1,755,041	826,200	42,000	664,592	4,037,833

John E. Koryl President, Neiman Marcus Direct	2013	512,000	54,992	523,193	320,008	—	29,261	1,439,454
	2012	500,000	—	3,439,457	334,581	—	325,523	4,599,561
	2011	—	—	—	—	—	—	—

Joshua G. Schulman President, Bergdorf Goodman	2013	500,000	40,502	380,504	59,498	—	8,215	988,719
	2012	117,308	—	2,171,464	—	—	527	2,289,299
	2011	—	—	—	—	—	—	—

(1)	Mr. Koryl was hired in June 2011 and Mr. Schulman was hired in May 2012.

(2)

The amount for Mr. Koryl for fiscal year 2013 represents a discretionary bonus awarded for his efforts in implementing strategic enhancements to the e-commerce channel. The amount for Mr. Schulman for fiscal year 2013 represents a discretionary bonus awarded for his efforts in achieving extraordinary sales and development of his senior team. The amount shown for Ms. Katz for fiscal year 2011 represents a one-time bonus payable in connection with the terms of her employment contract.

(3)	The amounts reflect the aggregate grant date fair value for the awards computed in accordance with ASC Topic 718.

Assumptions used in calculating the fiscal year 2013 amounts are described under the caption Stock-Based Compensation in Note 12 of the Notes to Consolidated Financial Statements beginning on page F-31. These amounts reflect the grant date fair value and do not represent the actual value that may be realized by the named executive officers.

(4)

The amounts reported in the Non-Equity Incentive Plan Compensation column reflect the actual amounts earned under the performance-based annual cash incentive compensation plan described in the “Compensation Discussion and Analysis” section beginning on page 53.

(5)

The amounts in this column represent the earnings of Ms. Katz and Mr. Skinner in the Key Employee Deferred Compensation Plan that were in excess of 120% of the federal long term rate for the periods August 1, 2012 through September 30, 2012, October 1, 2012 through December 31, 2012, and January 1, 2013 through March 31, 2013.

The amounts representing the change in the actuarial value of the named executive officers’ benefits under our retirement and supplemental executive retirement plans from July 28, 2012 to August 3, 2013 decreased $536,000 for Ms. Katz, $65,000 for Mr. Skinner, and $134,000 for Mr. Gold. This “change in the actuarial value” is the difference between the fiscal year 2012 and fiscal year 2013 present value of the pension benefits accumulated as of year-end by the named executive officers, assuming that benefit is not paid until age 65. These amounts were computed using the same assumptions used for financial statement reporting purposes under ASC Subtopic 715-30, “Defined Benefit Plans — Pension” as described in Note 10 of the Notes to Consolidated Financial Statements beginning on page F-25.

(6)

Includes all items listed in the following table entitled “All Other Compensation.” The value of perquisites and other personal benefits is provided in this column and in the footnotes below even if the amount is less than the reporting threshold established by the SEC.

The table below sets forth all other compensation for each of the named executive officers.

All Other Compensation	Karen W. Katz ($)	James E. Skinner ($)	James J. Gold ($)	John E. Koryl ($)	Joshua G. Schulman ($)
401(k) plan contributions paid by us	$11,047	$10,885	$7,996	$22,725	$5,919
Deferred compensation plan match	74,544	36,894	—	—	—
DC SERP contributions paid by us	516,399	191,327	171,819	4,240	—
Group term life insurance	2,928	3,898	1,492	816	816
Financial counseling/tax preparation	2,375	5,000	—	—	—
Long-term disability	1,480	1,480	1,480	1,480	1,480
Transition benefit(1)	7,500	—	—	—	—
New York travel reimbursement(2)	23,866	—	—	—	—
Gross-ups for New York non-resident taxes(3)	78,929	7,344	50,348	—	—
TOTALS	$719,068	$256,828	$233,135	$29,261	$8,215

(1)	Transition benefit paid to highly compensated and grandfathered employees or “Rule of 65” employees as a result of the freeze of the SERP Plan, more fully described on page 60.

(2)

Includes an annual payment of $15,000 in lieu of reimbursement for New York accommodations paid pursuant to the amendment to Ms. Katz’s employment contract, more fully described beginning on page 69. The amendment also includes a gross-up provision for the payment of income taxes incurred pursuant to such annual payment.

(3)	The amounts shown represent gross-up payments made in connection with New York non-resident taxes.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth the non-equity incentive plan awards to our named executive officers for fiscal year 2013 that could have been payable pursuant to our annual cash incentive plan and equity awards granted pursuant to our long-term equity plans.

					All Other Option Awards
							Grant Date
					Number of	Exercise Or	Fair Value of
		Estimated Possible Future Payouts Under Non-			Securities	Base Price of	Stock and
		Equity Incentive Plan Awards (1)			Underlying	Option	Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Options (#)(2)	Awards ($)(3)	Awards ($)(4)
Katz, Karen W.	09-12-12	535,000	1,070,000	2,140,000	—	—	—
	11-07-12	—	—	—	1,450	2,025	1,379,327

Skinner, James E.	09-12-12	180,000	540,000	1,080,000	—	—	—
	11-07-12	—	—	—	650	2,025	618,319

Gold, James J.	09-12-12	192,500	577,500	1,155,000	—	—	—
	11-07-12	—	—	—	850	2,025	808,571

Koryl, John E.	09-12-12	76,800	307,200	614,400	—	—	—
	11-07-12	—	—	—	550	2,025	523,193

Schulman, Joshua G.	09-12-12	75,000	300,000	600,000	—	—	—
	11-07-12	—	—	—	400	2,025	380,504

(1)

Non-equity incentive plan awards represent the threshold, target and maximum opportunities under our performance-based annual cash incentive compensation plan for fiscal year 2013. The actual amounts earned under this plan are disclosed in the Summary Compensation Table on page 62. For a detailed discussion of the annual incentive awards for fiscal year 2013, see “Annual Incentive Bonus” beginning on page 58.

(2)

Represents Fixed Price Options awarded to each of the named executive officers in fiscal year 2013. The exercise price of the Fixed Price Options is fixed at the grant date. For a detailed discussion, see “Long-Term Incentives” on page 54 and “Stock Options” on page 59. The Fixed Price Options vest 20% on the first anniversary of the date of the grant with the remaining portion becoming exercisable in forty-eight monthly installments over the forty-eight months following November 7, 2013, beginning on December 7, 2013, until November 7, 2017 when the options become fully exercisable and expire on November 7, 2019. For a detailed discussion, see “Long-Term Incentives” on page 54 and “Stock Options” on page 59.

(3)

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

(4)

For new option awards in fiscal year 2013, these amounts reflect the aggregate grant date fair value for the awards computed in accordance with ASC Topic 718. The assumptions used in calculating these amounts are described under the caption Stock-Based Compensation in Note 12 of the Notes to Consolidated Financial Statements beginning on page F-31.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information regarding the total number and aggregate value of stock options held by each of our named executive officers at August 3, 2013.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)(1)		Option Expiration Date
Karen W. Katz	5,341	—	(2)	1,227.50	(2)	12-15-2017
	2,003	—	(3)	1,091.75	(3)	12-15-2017
	1,187	371	(3)	852.50	(3)	12-15-2017
	1,523	—	(4)	1,358.50	(4)	09-30-2017
	1,523	1,254	(4)	1,141.00	(4)	09-30-2017
	578	1,000	(5)	1,556.50	(5)	10-01-2018
	1,075	1,856	(6)	1,415.00	(6)	10-01-2018
	—	1,450	(7)	2,025.00	(7)	11-07-2019

James E. Skinner	2,671	—	(2)	1,227.50	(2)	12-15-2017
	1,001	—	(3)	1,091.75	(3)	12-15-2017
	593	186	(3)	852.50	(3)	12-15-2017
	779	—	(4)	1,358.50	(4)	09-30-2017
	779	642	(4)	1,141.00	(4)	09-30-2017
	313	540	(5)	1,556.50	(5)	10-01-2018
	581	1,003	(6)	1,415.00	(6)	10-01-2018
	—	650	(7)	2,025.00	(7)	11-07-2019

James J. Gold	2,671	—	(2)	1,227.50	(2)	12-15-2017
	1,001	—	(3)	1,091.75	(3)	12-15-2017
	593	186	(3)	852.50	(3)	12-15-2017
	779	—	(4)	1,358.50	(4)	09-30-2017
	779	642	(4)	1,141.00	(4)	09-30-2017
	313	540	(5)	1,556.50	(5)	10-01-2018
	581	1,003	(6)	1,415.00	(6)	10-01-2018
	—	850	(7)	2,025.00	(7)	11-07-2019

John E. Koryl	513	887	(5)	1,556.50	(5)	10-01-2018
	953	1,647	(6)	1,415.00	(6)	10-01-2018
	—	550	(7)	2,025.00	(7)	11-07-2019

Joshua G. Schulman	204	671	(8)	1,993.20	(8)	05-25-2019
	379	1,246	(9)	1,812.00	(9)	05-25-2019
	—	400	(7)	2,025.00	(7)	11-07-2019

(1)

The exercise prices of all outstanding stock options granted under the Management Incentive Plan prior to the declaration of the 2012 Dividend were adjusted following the declaration of the 2012 Dividend on March 28, 2012. The exercise prices of the unvested Fixed Price Options and unvested Accreting Options were reduced by the amount of the 2012 Dividend, or by $435. The exercise prices of the vested Fixed Price Options and vested Accreting Options were reduced by 50% of the 2012 Dividend, or by $217.50. The exercise prices of the vested and unvested Accreting Options will continue to accrete in accordance with the terms of the Management Incentive Plan based on the adjusted exercise prices. For a detailed discussion, see “Long-Term Incentives” on page 54.

(2)

Nonqualified stock options designated as Fixed Price Options granted on November 29, 2005 at the initial exercise price of $1,445 per share, adjusted to $1,227.50 following the 2012 Dividend declaration on March 28, 2012, which vested 20% on the first anniversary of October 6, 2005 and thereafter in forty-eight equal monthly installments over the forty-eight months following the first anniversary of October 6, 2005, beginning on the one-month anniversary of such first anniversary and became fully vested on October 6, 2010.

(3)

Nonqualified stock options designated as Accreting Options exchanged in a tender offer for underwater options at the ratio of 1.5 to 1 on December 15, 2009 which vested 25% on the first anniversary of December 15, 2009 and thereafter in thirty-six equal monthly installments over the thirty-six months following the first anniversary of December 15, 2009, beginning on January 15, 2011 and becoming fully vested on December 15, 2013. The options were granted at the initial exercise price of $1,000 per share which will increase at a 10% compound rate on each anniversary of December 15, 2009 until the earlier to occur of 1) the exercise of the option, 2) December 15, 2013, or 3) the occurrence of a change of control, or in the event the equity investors sell a portion of their investment, with respect to a portion of the options bearing the same ratio as the portion of the equity investor’s equity sold. On March 28, 2012, the date of the 2012 Dividend declaration, the exercise price of the vested portion of the grant had accreted to $1,210 and was adjusted to $992.50. The exercise price of the unvested portion of the grant on March 28, 2012 was adjusted to $775.00 per share from $1,210 per share. On December 15, 2013, the exercise price of the Accreting Options that were vested on March 28, 2012 will increase to $1,200.93 per share and the exercise price of the Accreting Options that were unvested on March 28, 2012 will increase to $937.75 per 10% compound rate annual increase as described above in this footnote.

(4)

Nonqualified stock options designated as Fixed Price Options granted on September 30, 2010 at the initial exercise price of $1,576 per share which vested 25% on the first anniversary of September 30, 2010 and thereafter in thirty-six equal monthly installments over the thirty-six months following the first anniversary of September 30, 2010, beginning on October 30, 2011 and becoming fully vested on September 30, 2014, subject to earlier vesting in certain circumstances following a change of control (as defined in the Management Incentive Plan). Following the 2012 Dividend declaration on March 28, 2012, the exercise price of the vested Fixed Price Options was adjusted to $1,358.50 and the exercise price of the unvested Fixed Price Options was adjusted to $1,141.00. These grants were made to Ms. Katz and Messrs. Skinner and Gold pursuant to their entering into new employment contracts effective October 6, 2010. See “Employment and Other Compensation Agreements” beginning on page 69.

(5)

Nonqualified stock options designated as Accreting Options granted on October 1, 2011 which vested 20% on the first anniversary of October 1, 2011 and thereafter in forty-eight equal monthly installments over the forty-eight months following the first anniversary of October 1, 2011, beginning on November 1, 2012 and becoming fully vested on October 1, 2016. The options were granted at the initial exercise price of $1,850 per share, adjusted to $1,415.00 following the 2012 Dividend declaration on March 28, 2012, which will increase at a 10% compound rate on each anniversary of October 1, 2011 until the earlier to occur of 1) the exercise of the option, 2) October 1, 2016, or 3) the occurrence of a change of control, or in the event the equity investors sell a portion of their investment, with respect to a portion of the options bearing the same ratio as the portion of the equity investor’s equity sold. On October 1, 2013, the option price of the Accreting Options will increase to $1,712.15 per share per 10% compound rate annual increase as described above in this footnote.

(6)

Nonqualified stock options designated as Fixed Price Options granted on October 1, 2011 at the initial exercise price of $1,850 per share, adjusted to $1,415.00 following the 2012 Dividend declaration on March 28, 2012, which vested 20% on the first anniversary of October 1, 2011 and thereafter in forty-eight equal monthly installments over the forty-eight months following the first anniversary of October 1, 2011, beginning on the one-month anniversary of such first anniversary and becoming fully vested on October 1, 2016, subject to earlier vesting in certain circumstances following a change of control.

(7)

Nonqualified stock options designated as Fixed Price Options granted on November 7, 2012 at the exercise price of $2,025 per share which vest 20% on the first anniversary of November 7, 2012 and thereafter in forty-eight equal monthly installments over the forty-eight months following the first anniversary of November 7, 2012, beginning on the one-month anniversary of such first anniversary and becoming fully vested on November 7, 2017, subject to earlier vesting in certain circumstances following a change of control.

(8)

Nonqualified stock options designated as Accreting Options granted on May 25, 2012 which vested 20% on the first anniversary of May 25, 2012 and thereafter in forty-eight equal monthly installments over the forty-eight months following the first anniversary of May 25, 2012, beginning on June 25, 2013 and becoming fully vested on May 25, 2017. The options were granted at the initial exercise price of $1,812 per share which will increase at a 10% compound rate on each anniversary of May 25, 2012 until the earlier to occur of 1) the exercise of the option, 2) May 25, 2017, or 3) the occurrence of a change of control, or in the event the equity investors sell a portion of their investment, with respect to a portion of the options bearing the same ratio as the portion of the equity investor’s equity sold. On May 25, 2014, the option price of the Accreting Options will increase to $2,192.52 per share per 10% compound rate annual increase as described above in this footnote. These options were granted in connection with Mr. Schulman’s commencing employment with us.

(9)

Nonqualified stock options designated as Fixed Price Options granted on May 25, 2012 at the commencing exercise price of $1,812 per share which vest 20% on the first anniversary of May 25, 2012 and thereafter in forty-eight equal monthly installments over the forty-eight months following the first anniversary of May 25, 2012, beginning on the one-month anniversary of such first anniversary and becoming fully vested on May 25, 2017, subject to earlier vesting in certain circumstances following a change of control.

PENSION BENEFITS

The following table sets forth certain information with respect to retirement payments and benefits under the Pension Plan and the SERP Plan for each of our named executive officers.

Name	Plan Name	Number of Years Credited Service (#)(1)		Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
Karen W. Katz	Pension Plan	25	(3)	427,000	—
	SERP Plan	26	(3)	3,619,000	—

James E. Skinner	Pension Plan	7	(4)	166,000	—
	SERP Plan	7	(4)	535,000	—

James J. Gold	Pension Plan	17	(4)	177,000	—
	SERP Plan	17	(4)	508,000	—

John E. Koryl	Pension Plan	—		—	—
	SERP Plan	—		—	—

Joshua G. Schulman	Pension Plan	—		—	—
	SERP Plan	—		—	—

(1)	Computed as of August 3, 2013, which is the same pension measurement date used for financial statement reporting purposes with respect to our Consolidated Financial Statements and notes thereto.

(2)

For purposes of calculating the amounts in this column, retirement age was assumed to be the normal retirement age of the later of age 65 or the fifth anniversary of the individual’s date of hire, as defined in the Pension Plan. A description of the valuation method and all material assumptions applied in quantifying the present value of accumulated benefit is set forth in Note 10 of the Notes to Consolidated Financial Statements beginning on page F-25.

(3)

Pursuant to the terms of Ms. Katz’s employment agreement, she will be entitled to an additional one year of credit for each full year of service after she has reached the 25-year maximum set forth in the SERP Plan with all service frozen as of December 31, 2010. In addition, if her employment is terminated by us for any reason other than death, “disability” “cause” or for non-renewal of her employment term, or if she terminates her employment with us for “good reason” and she has not yet reached 65, her SERP Plan benefit will not be reduced solely by reason of her failure to reach 65 as of the termination date. Ms. Katz’s employment agreement also provides that the amount credited to her under the DC SERP shall not be less than the present value of the additional benefits she would have accrued under the SERP Plan after December 31, 2010 had the SERP Plan remained in effect through the end of her employment term. The value of Ms. Katz’s benefit with all service is $3,619,000. The value with 25 years of service under the SERP Plan is $3,463,000, therefore, the value of the additional years of service in excess of her actual service is $156,000.

(4)	Effective December 31, 2007, benefit accruals for Messrs. Skinner and Gold under the Pension Plan and the SERP Plan were frozen, as further described below.

The Pension Plan is a funded, tax-qualified pension plan.  Prior to 2008, most non-union employees over age 21 who had completed one year of service with 1,000 or more hours were eligible to participate in the Pension Plan, which paid benefits upon retirement or termination of employment.  Effective as of December 31, 2007, eligibility and benefit accruals under the Pension Plan were frozen for all participants except for those “Rule of 65” employees who elected to continue participating in the Pension Plan.  The Pension Plan is a “career-accumulation” plan, under which a participant earns each year a retirement annuity equal to one percent of his or her compensation for the year up to the Social Security wage base and 1.5 percent of his or her compensation for the year in excess of such wage base.  “Compensation” for this purpose generally includes salary, bonuses, commissions and overtime but not in excess of the limits imposed upon annual compensation under the Code Section 401(a)(17) (the IRS Limit).  The IRS limit for 2013 is $255,000, increased from $250,000 for 2012, and is adjusted annually for cost-of-living increases.  Benefits under the Pension Plan become fully vested after five years of service with us.  Effective August 1, 2010, benefit accruals were frozen for the remaining “Rule of 65” employees and such participants were given the opportunity to participate in the RSP.

The SERP Plan is an unfunded, nonqualified plan under which benefits are paid from our general assets to supplement Pension Plan benefits and Social Security.  Prior to 2008, executive, administrative and professional employees

(other than those employed as salespersons) with an annual base salary at least equal to a minimum established by the Company were eligible to participate.  Similar to the Pension Plan, effective December 31, 2007, eligibility and benefit accruals under the SERP Plan were frozen for all participants except for those “Rule of 65” employees who elected to continue participating in the Pension Plan.  At normal retirement age (the later of age 65 and the fifth anniversary of the participant’s date of hire), an eligible participant with 25 or more years of service is entitled to full benefits in the form of monthly payments under the SERP Plan computed as a straight life annuity, equal to 50 percent of the participant’s average monthly compensation for the highest consecutive 60 months preceding retirement less 60 percent of his or her estimated annual primary Social Security benefit, offset by the benefit accrued by the participant under the Pension Plan.  The amount is then adjusted actuarially to determine the actual monthly payments based on the time and form of payment.  For this purpose, “compensation” includes salary but does not include bonuses.  If the participant has fewer than 25 years of service, the combined benefit is proportionately reduced.  Benefits under the SERP Plan become fully vested after five years of service.  The SERP Plan is designed to comply with the requirements of Section 409A of the Code.  Along with the Pension Plan and the ESP, benefit accruals under the SERP Plan were frozen for the remaining “Rule of 65” employees effective August 1, 2010 and those remaining participants were given the opportunity to participate in the DC SERP.

NONQUALIFIED DEFERRED COMPENSATION

The amounts reported in the table below represent deferrals and Company matching contributions credited pursuant to the KEDC Plan and Company contributions credited pursuant to the DC SERP (the Executive Contributions).

Name		Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year- End ($)
Karen W. Katz	KEDC	318,330	74,544	71,240	—	2,198,342
	DC SERP	—	516,399	29,901	—	1,081,053

James E. Skinner	KEDC	88,741	36,894	24,242	—	750,029
	DC SERP	—	191,327	23,175	—	739,054

James J. Gold	KEDC	—	—	—	—	—
	DC SERP	—	171,819	24,437	—	770,705

John E. Koryl	KEDC	—	—	—	—	—
	DC SERP	—	4,240	4	—	4,244

Joshua G. Schulman	KEDC	—	—	—	—	—
	DC SERP	—	—	—	—	—

(1)	The amounts reported as Executive Contributions in Last Fiscal Year are also included as Salary in the Summary Compensation Table beginning on page 62.

The KEDC Plan allows eligible employees to elect to defer up to 15% of base pay and up to 15% of annual performance bonus each year.  Eligible employees generally are those employees who have completed one year of service with us, have annual base pay of at least $300,000 and are otherwise designated as eligible by our employee benefits committee; provided, however, that effective January 1, 2008, only those persons who were eligible for the KEDC as of January 1, 2007 are permitted to continue participating in the KEDC.  No new participants will be added.  We also credit a matching contribution each pay period equal to (A) the sum of 1) 100% of the sum of the employee’s KEDC Plan deferrals and the maximum RSP deferral that the employee could have made under such plan for such pay period, to the extent that such sum does not exceed 2% of the employee’s compensation for such pay period, and 2) 25% of the sum of the employee’s KEDC Plan deferrals and the maximum RSP, as applicable, deferral that the employee could have made under such plan for such pay period, to the extent that such sum does not exceed the next 4% of the employee’s compensation for such pay period, minus (B) the maximum possible match the employee could have received under the RSP, as applicable, for such pay period.  Such amounts are credited to a bookkeeping account for the employee and are fully vested with respect to matching contributions made for calendar years prior to 2008.  Amounts attributable to matching contributions, plus interest thereon, for calendar years on and after 2008 are subject to forfeiture in the event the employee is terminated for cause.  Accounts are credited monthly with interest at an annual rate equal to the prime interest rate published in The Wall Street Journal on the last business day of the preceding calendar quarter.  Amounts credited to an employee’s account become payable to the employee upon separation from service, death, unforeseeable emergency, or change of control of us.  In the event of separation of service, payment is made in a lump sum in the calendar quarter following the calendar quarter in which the separation occurs although if the employee is eligible for retirement upon such separation, payment may be deferred until the following year or the nine subsequent years, and may be made in a lump sum or in installments over a period of up to ten years, depending upon the distribution form elected by the employee.  There is no separate funding for the amounts payable under the KEDC Plan, rather we make payment from its general assets.  The KEDC Plan is designed to comply with the requirements of Section 409A of the Code.

The DC SERP is an unfunded, nonqualified deferred compensation plan under which benefits are paid from our general assets to provide eligible employees with the opportunity to receive employer contributions on the portion of their eligible compensation that exceeds the IRS Limit.  Eligible employees generally are those employees who have completed one year of service with the Company, who have annual base pay of at least 80% of the IRS Limit (or were eligible to participate in the SERP Plan as of December 31, 2007 and ceased to be eligible to participate in the SERP Plan as of January 1, 2008), and who are otherwise designated as eligible by our employee benefits committee.  We will make transitional and non-transitional credits to the accounts of eligible participants each pay period.  Transitional credits apply only to participants who were eligible to participate in the SERP Plan as of December 31, 2007 but ceased participating in the SERP Plan as of that date and became a participant in the DC SERP on January 1, 2008.  The amount of a transitional credit is the product of a participant’s eligible compensation in excess of the IRS Limit and an applicable percentage ranging from 0% to 6% depending upon the age of the participant.  Non-transitional credits apply to all eligible participants.  The amount of a non-transitional credit is the product of a participant’s eligible compensation in excess of the IRS Limit and 10.5%.  All transitional and non-transitional credits are credited to a bookkeeping account and vest upon the earlier of 1) an eligible employee’s attainment of five years of service, 2) an eligible employee’s attainment of age 65, 3) an eligible employee’s death, 4) an eligible employee’s disability, and 5) a change of control (as defined in the DC SERP) while in our employ.  Notwithstanding the preceding, amounts credited to an account are subject to forfeiture in the event the employee is terminated for cause.  Accounts are credited monthly with interest at an annual rate equal to the prime interest rate published in The Wall Street Journal on the last business day of the preceding calendar quarter. Vested amounts credited to an employee’s account become payable in the form of five annual installments beginning upon the later of the employee’s separation from service and age 55, or such later age as the employee may elect. Upon the employee’s death or “disability” or upon a change of control of us, vested amounts credited to an employee’s account will be paid in a single lump sum.  The DC SERP is designed to comply with the requirements of Section 409A of the Code.

Employment and Other Compensation Agreements

As discussed in “Employment Agreements” on page 61, we have entered into employment agreements with Karen W. Katz, James E. Skinner, and James J. Gold.  Each of Messrs. Koryl and Schulman is a party to a confidentiality, non-competition and termination benefits agreement, discussed below.

Employment Agreement with Ms. Katz

In connection with Mr. Tansky’s retirement in October 2010, we entered into an employment agreement with Ms. Katz wherein she succeeded Mr. Tansky as President and Chief Executive Officer.  The employment agreement became effective on October 6, 2010 and will extend until the fourth anniversary and thereafter be subject to automatic one-year renewals of the term if neither party submits a notice of termination at least three months prior to the end of the then-current term.  The agreement may be terminated by either party on three months’ notice, subject to severance obligations in the event of termination under certain circumstances described herein.  Pursuant to the agreement, her base salary will not be less than $1,050,000 unless the reduction is pursuant to action taken by our reducing the annual salaries of all senior executives by substantially equal amounts or percentages.  The agreement also provided for an initial bonus of $50,000 payable upon the commencement of her new duties and the grant of a nonqualified stock option under our Management Equity Incentive Plan with respect to 4,300 shares of our common stock with an exercise price equal to the fair market value of the common stock at the time of grant.  The stock option will expire no later than the seventh anniversary of the grant date.

Ms. Katz’s agreement also provides that she will participate in our annual incentive bonus plan.  The actual amounts will be determined according to the terms of the annual incentive bonus program and will be payable at the discretion of the Compensation Committee.  However, Ms. Katz’s agreement provides that her target bonus may not be reduced below 100% of her base salary.  In addition, the agreement provides that during the employment term before December 31, 2010, Ms. Katz shall continue to accrue benefits under the SERP Plan, provided that 1) the SERP Plan shall not be amended or terminated in any way that adversely affects her, and 2) after she has reached the 25-year maximum set forth in the SERP Plan, she shall be entitled to an additional one year of credit for each full year of service thereafter.  In addition, if 1) during the term, her employment is terminated by the Company for any reason other than death, “disability,” or “cause” (as defined in the employment agreement), 2) during the term, she terminates her employment for “good reason” (as defined in the employment agreement), or 3) her employment terminates upon expiration of the term following the provision by us of a notice of non-renewal, and, in any such case, on the date of such termination she has not yet reached age 65, her SERP Plan benefit shall not be reduced according to the terms of the SERP Plan solely by reason of her failure to reach age 65 as of the termination date.  During the employment term following December 31, 2010, she will accrue benefits under DC SERP provided that the amounts credited to her account as of the last day of her employment term shall not be less than the present value of the additional benefits she would have accrued under the SERP Plan had it remained in effect.

If we terminate Ms. Katz’s employment without “cause” or if she resigns for “good reason” or following her receipt of a notice of non-renewal from us relating to the employment term, she will receive 1) an amount of annual incentive pay equal to a prorated portion of her target bonus amount for the year in which the employment termination date occurs, and 2) a lump sum equal to (A) 18 times the monthly COBRA premium applicable to Ms. Katz plus (B) two times the sum of her base salary and target bonus, at the level in effect as of the employment termination date; provided, however, that Ms. Katz shall be required to repay this payment if she violates certain restrictive covenants in her agreement or if she is found to have engaged in certain acts of wrongdoing, all as further described in the agreement.  Ms. Katz is also entitled to continuation of certain benefits for a two-year period following a termination of her employment for any reason as set forth more fully in her employment agreement.

If Ms. Katz’s employment terminates before the end of the term due to her death or “disability” we will pay her or her estate, as applicable, 1) any unpaid salary through the date of termination and any bonus payable for the preceding fiscal year that has otherwise not already been paid, 2) any accrued but unused vacation days, 3) any reimbursement for business travel and other expenses to which she is entitled, and 4) an amount of annual incentive pay equal to a prorated portion of her target bonus amount for the year in which the employment termination date occurs.

Ms. Katz’s agreement also contains obligations on her part regarding non-competition and non-solicitation of employees following the termination of her employment for any reason, confidential information and non-disparagement of us and our business.  The non-competition agreement generally prohibits Ms. Katz during employment and for a period of two years after termination from becoming a director, officer, employee or consultant for any competing business that owns or operates a luxury specialty retail store located in the geographic areas of our operations.  The agreement also requires that she disclose and assign to us any trademarks or inventions developed by her which relate to her employment by us or to our business.

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

Employment Agreements with Mr. Skinner and Mr. Gold

On July 22, 2010, we entered into new employment agreements with James E. Skinner, Executive Vice President, Chief Operating Officer, and Chief Financial Officer, and James J. Gold, President and Chief Executive Officer, Specialty Retail, the terms of which became effective on October 6, 2010.  Each of the employment agreements is for a four-year term with automatic extensions of one year unless either party provides three months’ written notice of non-renewal.  The agreement with Mr. Skinner provides that he will act as Executive Vice President, Chief Operating Officer and Chief Financial Officer for a beginning annual base salary of $700,000 and participation in an annual incentive program with a target bonus opportunity of 75% of annual base salary and a maximum bonus of 150% of annual base salary.  In addition, as part of the agreement, effective September 30, 2010, he received a nonqualified stock option grant under the Management Equity Incentive Plan with respect to 2,200 shares of our common stock with an exercise price equal to the fair market value of the common stock at the time of grant.  The stock option will expire no later than the seventh anniversary of the grant date.

The agreement with Mr. Gold provides that he will act as President and Chief Executive Officer, Specialty Retail for a beginning annual base salary of $750,000 and participation in an annual incentive program with a target bonus opportunity of 75% of annual base salary and a maximum bonus of 150% of annual base salary.  In addition, as part of the agreement, effective September 30, 2010, he received a nonqualified stock option grant under the Management Equity Incentive Plan with respect to 2,200 shares of our common stock with an exercise price equal to the fair market value of the common stock on the date of grant.  The stock option will expire no later than the seventh anniversary of the grant date.

The employment agreements may be terminated by either party.  In certain termination circumstances, Mr. Skinner and Mr. Gold each will receive, subject to their execution of a waiver and release agreement, severance pay consisting of no more than a prorated portion of the target bonus for the year of termination, an amount representing the monthly premium cost of certain continued medical benefits for eighteen months, 1.5 times annual base salary, and 1.5 times annual target bonus.  The agreements contain an eighteen-month noncompetition agreement along with related confidentiality, non-disparagement, and intellectual property provisions and conditions receipt of the severance pay just described on compliance with those provisions.

Confidentiality, Non-Competition and Termination Benefits Agreements

Messrs. Koryl and Schulman are each a party to a confidentiality, non-competition and termination benefits agreement that will provide for severance benefits if the employment of the affected individual is terminated by the Company other than in the event of death, “disability” or termination for “cause.”  These agreements provide for a severance payment equal to one and one-half annual base salary payable over an eighteen-month period, and reimbursement for COBRA premiums for the same period.  Each confidentiality, non-competition and termination benefits agreement contains restrictive covenants as a condition to receipt of any payments payable thereunder.

Cash Incentive Plan

Following the consummation of the Acquisition, the Neiman Marcus Group LTD Inc. Cash Incentive Plan (referred to as the Cash Incentive Plan) was adopted to aid in the retention of certain key executives, including the named executive officers.  The Cash Incentive Plan provides for a $14 million cash bonus pool to be shared by the participants based on the number of eligible stock options, as determined by the Compensation Committee, granted to each such participant pursuant to the Management Equity Incentive Plan.  Each participant in the Cash Incentive Plan will be entitled to a cash bonus upon the earlier to occur of a change of control or an initial public offering in which at least 20% of the outstanding shares are registered, provided that, in each case, the internal rate of return to certain of our investors is positive.  If the internal rate of return to certain of our investors is not positive, no amounts will be paid under the Cash Incentive Plan.  The Cash Incentive Plan was adopted in connection with the acquisition of NMG by the Principal Stockholders, and was intended to align the interests of certain key executives with those of the Principal Stockholders.  Furthermore, it has been our experience that it often takes a long period of time to consummate a change of control transaction with a large retail company.  As a result, it was our view and the view of the Principal Stockholders that a “single trigger” payment upon a qualifying “initial public offering” or “change of control” of us (as those terms are defined under the Cash Incentive Plan) correctly aligns the interests of management, on the one hand, and us and our stockholders, on the other hand, and also provides us with an effective and durable retention mechanism that incentivizes each named executive officer to remain with us prior to the consummation of such an event.

Currently, each of the named executive officers would be entitled to receive the following percentages of the $14 million cash bonus pool (less the $3,080,911 payable to Mr. Tansky) on August 3, 2013, assuming there was a “change of control” or an “initial public offering” on that date, and the rate of return to the Principal Stockholders was positive:

Percentage of
Name	Cash Bonus Pool
Karen W. Katz	20.42%
James E. Skinner	10.21
James J. Gold	10.21
John E. Koryl	4.28
Joshua G. Schulman	2.24

All required federal, state, or local government tax will be withheld from all payments made to participants under the Cash Incentive Plan.  No payments have been made under the Cash Incentive Plan.

Potential Payments Upon Termination or Change-in-Control

The tables below show certain potential payments that would have been made to the other named executive officers if his or her employment had terminated on August 3, 2013 under various scenarios, including a change of control.  Because the payments to be made to a named executive officer depend on several factors, the actual amounts to be paid out upon a named executive officer’s termination of employment can only be determined at the time of an executive’s separation from us.

Karen W. Katz

Executive Benefits and Payments Upon Separation	Retirement ($)(1)	Termination due to death ($)(2)	Termination due to disability ($)(3)	Termination without cause or for good reason ($)(4)	Change in Control ($)(5)
Compensation:
Severance	$—	$—	$—	$3,210,000	$—
Bonus	—	1,070,000	1,070,000	2,140,000	—

Benefits & Perquisites:
Retirement Plan Enhancement	156,000	—	—	—	—
DC SERP	1,081,053	1,081,053	1,081,053	1,081,053	1,081,053
Deferred Compensation Plan	2,198,342	2,198,342	2,198,342	2,198,342	2,198,342
Cash Incentive Plan Payment	—	—	—	—	2,229,404
Long-Term Disability	—	—	240,000	—	—
Health and Welfare Benefits	—	—	—	55,855	—
Life Insurance Benefits	—	1,000,000	—	6,249	—
Total	$3,435,395	$5,349,395	$4,589,395	$8,691,499	$5,508,799

(1)

Represents the SERP Plan enhancement provided in Ms. Katz’s employment agreement and a lump sum payout under the deferred compensation plans. See “Nonqualified Deferred Compensation” beginning on page 68.

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

(4)

Represents a lump sum payment of the target bonus and two times base salary, two times target bonus and a lump sum payout under the deferred compensation plan and defined contribution plan. The amount included for health and welfare benefits represents a lump-sum payment equal to the value of 18 months of COBRA premiums. Calculations were based on COBRA rates currently in effect. The amount included for life insurance represents coverage for a period of two years at the same benefit level in effect at the time of termination. See “Employment and Other Compensation Agreements” beginning on page 69.

(5)	Represents a lump sum payout under the deferred compensation plan and defined contribution plan and a lump sum amount payable under the Cash Incentive Plan, more fully described beginning on page 71.

James E. Skinner

Executive Benefits and Payments Upon Separation	Retirement ($)(1)	Termination due to death ($)(2)	Termination due to disability ($)(3)	Termination without cause or for good reason ($)(4)	Change in Control ($)(5)
Compensation:
Severance	$—	$—	$—	$2,400,000	$—
Bonus	—	540,000	540,000	540,000	—

Benefits & Perquisites:
DC SERP	739,054	739,054	739,054	739,054	739,054
Deferred Compensation Plan	750,029	750,029	750,029	750,029	750,029
Cash Incentive Plan Payment	—	—	—	—	1,114,577
Long-Term Disability	—	—	240,000	—	—
Health and Welfare Benefits	—	—	—	44,253	—
Life Insurance Benefits	—	1,000,000	—	—	—
Total	$1,489,083	$3,029,083	$2,269,083	$4,473,336	$2,603,660

(1)	Represents a lump sum payout under the deferred compensation plans. See “Nonqualified Deferred Compensation” beginning on page 68.

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

(4)

Represents 1.5 times Mr. Skinner’s base salary payable over an eighteenth month period, a lump sum payment of target bonus, 1.5 times target bonus, the portion of the salary payment that is exempt from 409A of the Code, a lump sum payout under the deferred compensation and defined contribution plans. The amount included for health and welfare benefits represents eighteen months of COBRA premiums. Calculations were based on COBRA rates currently in effect. See “Employment and Other Compensation Agreements” beginning on page 69.

(5)	Represents a lump sum payout under the deferred compensation plan and defined contribution plan and a lump sum amount payable under the Cash Incentive Plan, more fully described beginning on page 71.

James J. Gold

Executive Benefits and Payments Upon Separation	Retirement ($)(1)	Termination due to death ($)(2)	Termination due to disability ($)(3)	Termination without cause or for good reason ($)(4)	Change in Control ($)(5)
Compensation:
Severance	$—	$—	$—	$2,531,250	$—
Bonus	—	577,500	577,500	577,500	—

Benefits & Perquisites:
DC SERP	770,705	770,705	770,705	770,705	770,705
Deferred Compensation Plan	—	—	—	—	—
Cash Incentive Plan Payment	—	—	—	—	1,114,577
Long-Term Disability	—	—	240,000	—	—
Health and Welfare Benefits	—	—	—	55,855	—
Life Insurance Benefits	—	1,000,000	—	—	—
Total	$770,705	$2,348,205	$1,588,205	$3,935,310	$1,885,282

(1)	Represents a lump sum payout under the deferred compensation plan. See “Nonqualified Deferred Compensation” beginning on page 68.

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

(4)

Represents 1.5 times Mr. Gold’s base salary payable over an eighteen month period, a lump sum payment of target bonus, 1.5 times target bonus, the portion of the salary payment that is exempt from 409A of the Code, a lump sum payout under the defined contribution plan. The amount included for health and welfare benefits represents eighteen months of COBRA premiums. Calculations were based on COBRA rates currently in effect. See “Employment and Other Compensation Agreements” beginning on page 69.

(5)	Represents a lump sum payout under the defined contribution plan and a lump sum amount payable under the Cash Incentive Plan, more fully described beginning on page 71.

Executive Benefits and Payments Upon Separation	Retirement ($)(1)	Termination due to death ($)(1)(2)	Termination due to disability ($)(1)(3)	Termination without cause or for good reason ($)(1)(4)	Change in Control ($)(1)(5)
JOHN E. KORYL
Compensation:
Severance	$—	$—	$—	$768,000	$—

Benefits & Perquisites:
DC SERP	4,244	4,244	4,244	4,244	4,244
Deferred Compensation Plan	—	—	—	—	—
Cash Incentive Plan Payment	—	—	—	—	466,831
Long-Term Disability	—	—	240,000	—	—
Health and Welfare Benefits	—	—	—	53,524	—
Life Insurance Benefits	—	1,000,000	—	—	—
Total	$4,244	$1,004,244	$244,244	$825,768	$471,075

JOSHUA G. SCHULMAN
Compensation:
Severance	$—	$—	$—	$750,000	$—

Benefits & Perquisites:
DC SERP	—	—	—	—	—
Deferred Compensation Plan	—	—	—	—	—
Cash Incentive Plan Payment	—	—	—	—	244,272
Long-Term Disability	—	—	240,000	—	—
Health and Welfare Benefits	—	—	—	32,052	—
Life Insurance Benefits	—	1,000,000	—	—	—
Total	$—	$1,000,000	$240,000	$782,052	$244,272

(1)	Represents a lump sum payout under the deferred compensation plans. See “Nonqualified Deferred Compensation” beginning on page 68.

(2)	Represents a lump sum basic life insurance benefit payment of $1,000,000 payable by the Company’s life insurance provider to each of Messrs. Koryl and Schulman upon their death.

(3)	Represents long-term disability payments of $20,000 per month for twelve months payable from the Company’s long-term disability insurance provider.

(4)

Represents a lump sum payment of 1.5 times base salary for each of Messrs. Koryl and Schulman. The amount included for health and welfare benefits represents a continuation of COBRA benefits for a period of eighteen months. Calculations were based on COBRA rates currently in effect. See “Employment and Other Compensation Agreements” beginning on page 69.

(5)	Represents a lump sum payment payable to each of Messrs. Koryl and Schulman under the Cash Incentive Plan more fully described beginning on page 71.

DIRECTOR COMPENSATION

None of our directors, except Mr. Tansky, receive compensation for their service as a member of our Board of Directors.  They are reimbursed for any expenses incurred as a result of their service.  Pursuant to the terms and conditions of his Director Services Agreement, described below, Mr. Tansky will serve as non-executive Chairman of the Board of Directors for a term beginning on October 6, 2010 through December 31, 2013.  As an employee director, Ms. Katz receives no compensation for her service as a member of our Board of Directors.

In connection with the Acquisition, affiliates of the Principal Stockholders receive an annual management fee equal to the lesser of 1) 0.25% of consolidated annual revenue, and 2) $10 million for consulting and management advisory services they provide to us.  See Item 13, “Certain Relationships and Related Transactions, and Director Independence—Management Services Agreement” on page 83.

Mr. Tansky, as the only paid member of our Board of Directors, received $37,500 for each meeting attended.  For the year ended August 3, 2013, director compensation was as follows:

2013 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Burton M. Tansky	150,000	—	—	—	—	—	150,000

Director Services Agreement with Mr. Tansky

Following Mr. Tansky’s retirement as President and Chief Executive Officer on October 5, 2010, the Company entered into a director services agreement wherein he agreed to act as non-executive Chairman of the Board of Directors for an initial term beginning October 6, 2010 through December 31, 2011 (the Director Services Agreement).  In fiscal year 2012, the Director Services Agreement with Mr. Tansky was amended to extend the term to December 31, 2012 and in fiscal year 2013 the Director Services Agreement was again amended to extend the term to December 31, 2013.  He is compensated in this new role at the rate of $37,500 for each meeting of the Board of Directors up to four meetings in any twelve-month period.  The Director Services Agreement will expire at the end of the term unless extended by agreement of both parties.  In addition, Mr. Tansky will be provided with office space and appropriate staff assistance at Bergdorf Goodman in New York and reimbursement for travel and other expenses incurred in the fulfillment of his responsibilities as non-executive Chairman of the Board of Directors.  The agreement provides that Mr. Tansky shall be subject to removal pursuant to the standards and requirements of the Company’s By-Laws and applicable law.  Also, the Director Services Agreement continues certain provisions of Mr. Tansky’s employment agreement that expired on the date of his retirement.  He will be entitled to a tax gross-up whereby if, in the event of a change of control following the existence of a public market for the Company’s stock, he incurs any excise tax by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Code, he will receive a gross-up payment in an amount that would place him in the same after-tax position that he would have been in if no excise tax had applied.  However, under certain conditions, rather than receive a gross-up payment, the payments payable to him will be reduced so that no excise tax is imposed.  He also continues to be entitled to indemnification on the same terms as indemnification is made available to our senior executives.  The Director Services Agreement also continues Mr. Tansky’s obligations regarding non-competition and non-solicitation of employees, confidential information and non-disparagement of the Company and its business.  He is generally prohibited, for a period of three years from his retirement, from becoming a director, officer, employee or consultant for any competing business that owns or operates a luxury specialty retail store located in the geographic areas of our operations.  He is also required to disclose and assign to us any trademarks or inventions developed by him which relate to our business.  The Director Services Agreement also continues Mr. Tansky’s obligation to furnish his assistance in any litigation in which we or any of our affiliates is a party subject to receiving reasonable out-of-pocket expenses incurred in rendering such assistance.

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

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding equity compensation plans approved by shareholders and equity compensation plans not approved by shareholders as of August 3, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	102,126	(1)	$1,344	13,666

Equity compensation plans not approved by security holders	—		—	—

Total	102,126		$1,344	13,666

Footnotes:

(1)

This number represents options issuable under the Management Incentive Plan that was approved by a majority of the shares of common stock of Neiman Marcus Group LTD Inc. on November 29, 2005, amended and restated effective March 28, 2012 and further amended on November 7, 2012. The Plan became effective on November 29, 2005 and will expire on November 29, 2015.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of August 31, 2013, the beneficial ownership of each person known to us to own more than 5% of our common stock, each of our directors, each named executive officer listed in the Summary Compensation Table, and all our directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Stock)	Options Currently Exercisable or Exercisable within 60 days	Total Stock and Stock Based Holdings	Percent of Class (1)

Newton Holding, LLC	1,000,000	—	1,000,000	98.07%
301 Commerce Street
Fort Worth, Texas 76102

TPG Funds (2)	1,000,000	—	1,000,000	98.07%
c/o TPG Global, LLC
301 Commerce Street
Suite 3300
Fort Worth, Texas 76102

Affiliates of Warburg Pincus LLC (3)	1,000,000	—	1,000,000	98.07%
450 Lexington Avenue
New York, NY 10017

David A. Barr (3) (4) (5)	1,000,000	—	1,000,000	98.07%
450 Lexington Avenue
New York, NY 10017

James Coulter (2)	1,000,000	—	1,000,000	98.07%
345 California Street
San Francisco, CA 94104

Sidney Lapidus (4)	—	—	—	*
450 Lexington Avenue
New York, NY 10017

Kewsong Lee (3) (4) (5)	1,000,000	—	1,000,000	98.07%
450 Lexington Avenue
New York, NY 10017

Burton M. Tansky (6)	7,270	8,568	15,838	1.54%
1618 Main Street
Dallas, TX 75201

Karen W. Katz (7)	4,027	13,872	17,899	1.73%
1618 Main Street
Dallas, TX 75201

James E. Skinner	2,107	7,048	9,155	*
1618 Main Street
Dallas, TX 75201

James J. Gold (8)	902	7,048	7,950	*
1618 Main Street
Dallas, TX 75201

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Stock)	Options Currently Exercisable or Exercisable within 60 days	Total Stock and Stock Based Holdings	Percent of Class (1)

John E. Koryl	—	1,600	1,600	*
1618 Main Street
Dallas, TX 75201

Joshua G. Schulman	—	708	708	*
754 Fifth Street
New York, NY 10019

Jonathan Coslet (9)	—	—	—	*
c/o TPG Global, LLC
301 Commerce Street
Suite 3300
Fort Worth, TX 76102

John G. Danhakl (2) (10)	—	—	—	*
11111 Santa Monica Boulevard
Los Angeles, CA 90025

Carrie Wheeler (9)	—	—	—	*
c/o TPG Global, LLC
301 Commerce Street
Suite 3300
Fort Worth, TX 76102

Susan C. Schnabel (3) (4)	—	—	—	*
2121 Avenue of the Stars
Los Angeles, CA 90067

All current executive officers and directors as a group (22 persons)	1,014,663	47,653	1,062,316	99.53%

*  Represents less than 1% of the class.

Footnotes:

(1)

Percentage of class beneficially owned is based on 1,019,728 common shares outstanding as of August 31, 2013, together with the applicable options to purchase common shares for each stockholder exercisable on August 31, 2013 or within 60 days thereafter. Shares issuable upon the exercise of options currently exercisable or exercisable 60 days after August 31, 2013 are deemed outstanding for computing the percentage ownership of the person holding the options, but are not deemed outstanding for computing the percentage of any other person. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of such securities as to which such person has voting or investment power.

(2)

Includes the 1,000,000 common shares owned by Newton Holding, LLC, a Delaware limited liability company (Holding) that are attributed to the TPG Funds (as defined below), which hold an aggregate of 41.5225% of membership units of Holding (the TPG Units). The TPG Units that are attributed to TPG Partners IV, L.P., a Delaware limited partnership (Partners), TPG FOF IV, L.P., a Delaware limited partnership (FOF IV), TPG Newton III, LLC, a Delaware limited liability company (Newton III) and TPG Newton Co-Invest I LLC, a Delaware limited liability company (Newton Co-Invest and, together with Partners, FOF IV and Newton III, collectively, the TPG Funds) and their affiliates represent direct holdings of membership units of Holding by the following entities (i) 27.5836% by Partners, (ii) .0981% by FOF IV,

(iii) 6.9204% by Newton III and (iv) 6.9204% by Newton Co-Invest.

The general partner of each of Partners and FOF IV and managing member of Newton Co-Invest is TPG GenPar IV, L.P., a Delaware limited partnership, whose general partner is TPG GenPar IV Advisors, LLC, a Delaware limited liability company, whose sole member is TPG Holdings I, L.P., a Delaware limited partnership, whose general partner is TPG Holdings I-A, LLC, a Delaware limited liability company, whose sole member is TPG Group Holdings (SBS), L.P., a Delaware limited partnership, whose general partner is TPG Group Holdings (SBS) Advisors, Inc., a Delaware corporation (Group Advisors). The managing member of Newton III is TPG GenPar III, L.P., a Delaware limited partnership, whose general partner is TPG Advisors III, Inc., a Delaware corporation (Advisors III).

Pursuant to the Holding limited liability company operating agreement, the TPG Funds (collectively) and WP VIII and WP IX (collectively) each have the separate right to designate four directors to the Board of Directors of Holding, or assign the right to designate one of their four director designees, to another direct or indirect member of Holding. Messrs. Coulter, Coslet and Ms. Wheeler are the initial directors appointed by the TPG Funds, and Mr. Danhakl is a director assignee of Leonard Green & Partners, L.P. (LGP), as such designation right has been assigned by the TPG Funds.

Because of these relationships, Group Advisors and Advisors III may be deemed to be the beneficial owners of the common shares directly held by Holding. Messrs. Bonderman and Coulter are officers and sole stockholders of Group Advisors and Advisors III and may therefore be deemed to be the beneficial owners of the common shares directly held by the TPG Funds, WP VIII and WP IX. Messrs. Bonderman and Coulter disclaim beneficial ownership of the common shares directly held by Holding except to the extent of their pecuniary interest therein.

The mailing address for each of Group Advisors, Advisors III and Messrs. Bonderman and Coulter is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(3)

Includes the 1,000,000 shares owned by Holding over which Warburg Pincus Private Equity VIII, L.P., a Delaware limited partnership (WP VIII), together with two affiliated partnerships, and Warburg Pincus Private Equity IX, L.P., a Delaware limited partnership (WP IX and, collectively, the WP Funds) may be deemed, as a result of their ownership of 43.2526% of membership units of Holding and certain provisions under the Holding operating agreement, to have shared voting or dispositive power. Warburg Pincus IX LLC, a New York limited liability company (WP IX LLC), an indirect subsidiary of Warburg Pincus & Co., a New York general partnership (WP), is the general partner of WP IX. Warburg Pincus Partners LLC, a New York limited liability company (WP Partners) is the sole member of WP IX LLC and the general partner of WP VIII. WP is the managing member of WP Partners. Warburg Pincus LLC, a New York limited liability company (WP LLC), is the manager of WP VIII and WP IX. Charles R. Kaye and Joseph P. Landy are each Managing General Partners of WP and Managing Members and Co-Presidents of WP LLC and may be deemed to control the Warburg Pincus entities. Messrs. Kaye and Landy disclaim beneficial ownership of all shares of common stock owned by the Warburg Pincus entities.

(4)

Pursuant to the Holding operating agreement, the TPG Funds (collectively), WP VIII and WP IX (collectively) have the separate right to designate four directors to the Board of Directors of Holding, or assign the right to designate one of their four director designees, to another direct or indirect member of Holding. Messrs. Barr, Lapidus and Lee are the initial directors appointed by the Warburg Pincus entities, and Ms. Schnabel is the director assignee of DLJ Merchant Banking Partners, Credit Suisse, as such designation right has been assigned by the Warburg Pincus entities.

(5)

Messrs. Barr and Lee, as partners of WP and managing directors and members of WP LLC, may be deemed to beneficially own all of the shares of common stock beneficially owned by the Warburg Pincus entities. Messrs. Barr and Lee disclaim beneficial ownership of all shares of common stock held by the Warburg Pincus entities.

(6)	Includes 5,625 shares held for the benefit of a family trust of which Mr. Tansky disclaims beneficial ownership.

(7)	Includes 4,027 shares held for the benefit of a family trust of which Ms. Katz disclaims beneficial ownership.

(8)	Includes 902 shares held for the benefit of an investment trust of which Mr. Gold disclaims beneficial ownership.

(9)

Mr. Coslet and Ms. Wheeler are each directors of Holding and TPG Partners. Mr. Coslet and Ms. Wheeler each have no voting or investment power over and each disclaim beneficial ownership of any common shares held directly by the TPG Funds, WP VIII or WP IX.

(10)

Mr. Danhakl is a Managing Partner of LGP and a director assignee of LGP, as such designation right has been assigned by the TPG Funds. LGP is a member of Newton Co-Invest, one of the TPG Funds, the managing member of which is TPG GenPar IV, L.P. As a result, and by virtue of his relationship to LGP, Mr. Danhakl may be deemed to share beneficial ownership of the shares owned by Newton Co-Invest, but Mr. Danhakl expressly disclaims any such beneficial ownership.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Board of Directors has adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-person transactions.”  For purposes of our policy only, a “related-person transaction” is any transaction, including any financial transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships), in which we and any “related person” are, were or will be participants involving an amount that exceeds $120,000.  Certain transactions, including transactions involving compensation for services provided to us as an employee, director or consultant by a related person and transactions in which rates or charges are determined by competitive bid, are not covered by this policy.  A related person is any executive officer, director or nominee for director, or stockholders beneficially owning more than 5% of our outstanding common stock, including any of their immediate family members, and any entity owned or controlled by such persons.

The Board of Directors has determined that the Audit Committee is best suited to review and approve any related-person transaction and any material amendments thereto, although the Board of Directors may instead determine that a particular transaction (or amendment thereto) should be reviewed and approved by a majority of directors disinterested from the transaction. In the event a member of the Audit Committee has an interest in the proposed transaction, the relevant member must recuse himself or herself from the deliberations and approval.  The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, the Audit Committee satisfy itself that it has been fully informed as to the related person’s relationship and interest in the transaction (or amendment thereto) and the material facts thereof, and must determine, in light of known circumstances, whether the transaction is, or is not, consistent with our best interests and that of the Principal Stockholders, as the Audit Committee determines in the good faith exercise of its discretion.

Typically, in considering related-person transactions, the Audit Committee takes into account the relevant available facts and circumstances including, but not limited to 1) the risks, costs and benefits to us, 2) the terms of the transaction, 3) the availability of other sources for comparable services or products and 4) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

Related Person Transactions

Newton Holding, LLC Limited Liability Company Operating Agreement

The investment funds associated with or designated by a Principal Stockholder (Principal Stockholder Funds) and certain investors who agreed to co-invest with the Principal Stockholder Funds or through a vehicle jointly controlled by the Principal Stockholders to provide equity financing for the Acquisition (Co-Investors) entered into a limited liability company operating agreement in respect of our parent company, Newton Holding, LLC (the LLC Agreement).  The LLC Agreement contains agreements among the parties with respect to the election of our directors and the directors of our parent companies, restrictions on the issuance or transfer of interests in us, including tag-along rights and drag-along rights, and other corporate governance provisions (including the right to approve various corporate actions).

Pursuant to the LLC Agreement, each of the Principal Stockholders has the right, which is freely assignable to other members or indirect members, to designate four directors, and the Principal Stockholders are entitled to jointly designate additional directors.  In the event another member or indirect member does not have the right to appoint one of a Principal Stockholder’s designated directors, such Principal Stockholder will only have the right to designate three directors.  The rights of the Principal Stockholders to designate three directors are subject to their ownership percentages in Holding being at least 30% of their initial ownership percentages, and their rights to designate two directors are subject to their ownership percentages in Holding being at least 10% of their initial ownership percentages.  The Principal Stockholders must have some ownership percentage in Holding to be entitled to designate a director for appointment to the Board of Directors.  Each of the Principal Stockholders has the right to have at least one of its directors sit on each committee of the Board of Directors, to the extent permitted by applicable laws and regulations.

The Principal Stockholders have assigned the right to appoint one of our directors to investment funds that are affiliates of Credit Suisse Securities (USA) LLC and the right to appoint one of our directors to investment funds associated with Leonard Green & Partners L.P.

For purposes of any action of the Board of Directors, each director designated by a Principal Stockholder has three votes and each of the other directors (including any jointly designated directors and the directors designated by investment funds that are affiliates of Credit Suisse Securities (USA) LLC and Leonard Green & Partners L.P.) has one vote.  Certain major decisions or actions of the board of directors of Holding require the approval of each of the Principal Stockholders, including but not limited to, 1) the appointment or termination of certain members of management, 2) the disposal of all or substantially all assets, 3) the declaration of a dividend, 4) an initial public offering, 5) the grant of future registration rights and 6) any liquidation, bankruptcy, reorganization or similar transaction.  Other decisions of the board of directors of Holding require the approval of at least two directors appointed by each of the Principal Stockholders.  In both cases, these requirements are subject to the Principal Stockholders’ respective ownership percentage in Holding being at least 30% of their initial ownership interests.

Registration Rights Agreement

The Principal Stockholder Funds and the Co-Investors entered into a registration rights agreement with us upon completion of the Acquisition.  Pursuant to this agreement, the Principal Stockholder Funds can cause us to register their interests in us under the Securities Act and to maintain a shelf registration statement effective with respect to such interests.  The Principal Stockholder Funds and the Co-Investors are also entitled to participate on a pro rata basis in any registration of our equity interests under the Securities Act that we may undertake.  Under the registration rights agreement, we have agreed to indemnify the Principal Stockholders, each member, limited or general partner thereof, each member, limited or general partner of each such member, limited or general partner, each of their respective affiliates, officers, directors, stockholders, employees, advisors, and agents, controlling persons and each of their respective representatives against any losses or damages arising out of any untrue statement or omission of material fact in any registration statement or prospectus pursuant to which we sell shares of our common stock, unless such liability arose from such indemnified party’s misstatement or omission, and the Principal Stockholders have agreed to indemnify us against all losses caused by their misstatements or omissions.

Management Services Agreement

In connection with the Acquisition, we entered into a management services agreement with affiliates of the Principal Stockholders pursuant to which affiliates of one of the Principal Stockholders received on the closing date of the Acquisition a transaction fee of $25 million in cash in connection with the Acquisition.  Affiliates of the other Principal Stockholder waived any cash transaction fee in connection with the Acquisition.  In addition, pursuant to such agreement, and in exchange for consulting and management advisory services provided to us by the Principal Stockholders and their affiliates, affiliates of the Principal Stockholders receive an aggregate annual management fee equal to the lesser of 1) 0.25% of consolidated annual revenue and 2) $10 million.  We paid management fees of $10.0 million in each of fiscal years 2013, 2012 and 2011, in each case split equally between the two Principal Stockholders.  The management services agreement includes customary exculpation and indemnification provisions in favor of the Principal Stockholders and their affiliates.  Pursuant to the management services agreement, upon completion of the Future Sponsors’ Acquisition, we expect to pay a one-time success fee to the Principal Stockholders in an amount to be determined as provided for in the management services agreement based on our total enterprise value and our consolidated EBITDA for the four fiscal quarters immediately preceding closing of the merger.  See Note 14 of the Notes to Consolidated Financial Statements for a further description of the management services agreement.

Certain Charter and By-Laws Provisions

Our Certificate of Incorporation and our Amended and Restated By-Laws contain provisions limiting directors’ obligations in respect of corporate opportunities.

Management Stockholders’ Agreement

Subject to the management stockholders’ agreement, certain members of management, including Burton M. Tansky, Karen W. Katz, James E. Skinner, and James J. Gold, along with 21 other current or former members of management, elected to invest in us by contributing cash or equity interests in NMG, or a combination of both, to us prior to the merger and receiving equity interests in the Company in exchange thereof immediately after completion of the merger pursuant to rollover agreements with NMG and we entered into prior to the effectiveness of the merger.  The aggregate amount of this investment was approximately $25.6 million.

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

Principal Accounting Fees and Services

Audit Fees.  The aggregate fees billed for the audits of the Company’s annual financial statements for the fiscal years ended August 3, 2013 and July 28, 2012 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q were $1,560,000 and $1,523,000, respectively.

Audit-Related Fees.  The aggregate fees billed for audit-related services for the fiscal years ended August 3, 2013 and July 28, 2012 were $264,000 and $165,000, respectively. These fees related to accounting research and consultation services.

Tax Fees.  The aggregate fees billed for tax services for the fiscal years ended August 3, 2013 and July 28, 2012 were $168,000 and $130,000, respectively. These fees are related to tax compliance and planning.

All Other Fees.  The aggregate fees billed for all other services not included above for the fiscal years ended August 3, 2013 and July 28, 2012 totaled approximately $46,000 and $538,000, respectively.  These fees primarily related to permitted advisory services.

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

3.                                     Exhibits

Note Regarding Corporate Names

Exhibit titles and references to previous filings below refer to entities by their historical names at the time the documents filed in the respective exhibits were created or filed, as applicable.  In some cases, entities’ names have subsequently changed:

•                  Newton Acquisition, Inc. was renamed Neiman Marcus, Inc. in February 2006;

•                  Newton Acquisition Merger Sub, Inc. merged with and into The Neiman Marcus Group, Inc. in October 2005, with The Neiman Marcus Group, Inc. continuing as the surviving corporation; and

•                  Neiman Marcus, Inc. was renamed Neiman Marcus Group LTD Inc. on August 28, 2013.  The Neiman Marcus Group, Inc. is a wholly-owned subsidiary of Neiman Marcus Group LTD Inc.

Exhibit		Method of Filing

2.1	Agreement and Plan of Merger, dated May 1, 2005, among The Neiman Marcus Group, Inc., Newton Acquisition, Inc., and Newton Merger Sub, Inc.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

2.2	Agreement and Plan of Merger, dated as of September 9, 2013, among Neiman Marcus Group LTD Inc., NM Mariposa Holdings, Inc., and Mariposa Merger Sub LLC.	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 11, 2013.

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Neiman Marcus Group LTD Inc.	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 4, 2013.

3.2	Amended and Restated Certificate of Incorporation of Neiman Marcus, Inc.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011.

3.3	Amended and Restated By-Laws of Neiman Marcus, Inc.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011.

4.1	Indenture, dated as of May 27, 1998, between The Neiman Marcus Group, Inc. and The Bank of New York, as trustee.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

4.2	Form of 7.125% Senior Debentures Due 2028, dated May 27, 1998.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

4.3

First Supplemental Indenture, dated as of July 11, 2006, to the Indenture, dated as of May 27, 1998, among The Neiman Marcus Group, Inc., Neiman Marcus, Inc., and The Bank of New York Trust Company, N.A., as successor trustee.

Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2011.

4.4

Second Supplemental Indenture, dated as of August 14, 2006, to the Indenture, dated as of May 27, 1998, among The Neiman Marcus Group, Inc., Neiman Marcus, Inc., and The Bank of New York Trust Company, N.A., as successor trustee.

Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2011.

10.1*	Director Services Agreement dated April 26, 2010 by and among Neiman Marcus, Inc., The Neiman Marcus Group, Inc., and Burton M. Tansky.	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated April 28, 2010.

10.2*	First Amendment to Director Services Agreement by and between The Neiman Marcus Group, Inc., Neiman Marcus, Inc., and Burton M. Tansky dated effective as of October 31, 2011.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2011.

10.3*	Second Amendment to Director Services Agreement dated October 31, 2012 by and among Neiman Marcus, Inc., The Neiman Marcus Group, Inc., and Burton M. Tansky.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2012.

10.4*	Form of Rollover Agreement by and among The Neiman Marcus Group, Inc., Newton Acquisition, Inc., and certain members of management.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

10.5

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

10.6

First Amendment to Second Amended and Restated Credit Agreement, dated as of November 30, 2012, among The Neiman Marcus Group, Inc., the Company, the other borrowers named therein, the subsidiaries of The Neiman Marcus Group, Inc. from time to time party thereto, Bank of America, N.A., as administrative agent and co-collateral agent, Wells Fargo Bank, National Association, as co-collateral agent, and the lenders thereunder. (1)

Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 26, 2013.

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

10.8

Amendment No. 1 and Incremental Loan Assumption Agreement dated as of November 30, 2012, to the Credit Agreement dated as of October 6, 2005, as amended and restated as of November 17, 2010, as further amended and restated as of May 16, 2011, among The Neman Marcus Group, Inc., the Company, each subsidiary of The Neiman Marcus Group, Inc. from time to time party thereto, the lenders party thereto and Credit Suisse AG, as administrative and collateral agent. (1)

Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 26, 2013.

10.9

Amendment No. 2 and Incremental Loan Assumption Agreement dated as of February 8, 2013 to the Credit Agreement dated as of October 6, 2005, as amended and restated as of November 17, 2010, as further amended and restated as of May 16, 2011, among The Neman Marcus Group, Inc., the Company, each subsidiary of The Neiman Marcus Group, Inc. from time to time party thereto, the lenders party thereto and Credit Suisse AG, as administrative and collateral agent.

Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 26, 2013.

10.10

Amended and Restated Pledge and Security Agreement dated as of July 15, 2009 by and among The Neiman Marcus Group, Inc., the Company, subsidiaries named therein and Bank of America, N.A., as administrative agent and co-collateral agent.

Incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 16, 2009.

10.11	Substitution of Agent and Joinder Agreement, dated as of July 15, 2009, among Deutsche Bank Trust Company Americas, Credit Suisse and Bank of America, N.A.	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 16, 2009.

10.12

Pledge and Security and Intercreditor Agreement dated as of October 6, 2005, among Newton Acquisition Merger Sub, Inc., The Neiman Marcus Group, Inc., Newton Acquisition, Inc., the Subsidiary Guarantors and Credit Suisse, as administrative agent and collateral agent.

Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

10.13

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

Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011.

10.16	Form of First Priority Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement from The Neiman Marcus Group, Inc. to Credit Suisse.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010.

10.17	Form of First Priority Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement from The Neiman Marcus Group, Inc. to Credit Suisse.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010.

10.18	Form of Second Priority Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement from The Neiman Marcus Group, Inc. to Deutsche Bank Trust Company Americas.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010.

10.19	Form of Second Priority Leasehold Mortgage, Assignment of Lease and Rents, Security Agreement and Financing Statement from The Neiman Marcus Group, Inc. to Deutsche Bank Trust Company Americas.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010.

10.20	Form of First Amendment to Second Priority Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement from The Neiman Marcus Group, Inc. to Bank of America, N.A.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

10.21*	Amended and Restated Neiman Marcus, Inc. Management Equity Incentive Plan dated March 28, 2012.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2012.

10.22*	Amendment Number One to the Amended and Restated Neiman Marcus, Inc. Management Equity Incentive Plan effective as of November 7, 2012.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2012.

10.23*	Second Amended and Restated Stock Option Grant Agreement dated March 28, 2012 between Neiman Marcus, Inc. and Burton M. Tansky amending stock option grant of April 1, 2010.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2012.

10.24*	Form of Amended and Restated Stock Option Grant Agreement dated March 28, 2012 between Neiman Marcus, Inc. and certain eligible key employees amending stock option grants dated October 5, 2009.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2012.

10.25*

Form of Second Amended and Restated Stock Option Grant Agreement dated March 28, 2012 between Neiman Marcus, Inc. and certain eligible key employees amending stock option grants dated December 15, 2009.

Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2012.

10.26*	Form of Amended and Restated Stock Option Grant Agreement dated March 28, 2012 between Neiman Marcus, Inc. and certain eligible key employees amending stock option grants dated September 30, 2010.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2012.

10.27*	Form of Amended and Restated Stock Option Grant Agreement dated March 28, 2012 between Neiman Marcus, Inc. and certain eligible key employees amending stock option grants dated October 1, 2011.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2012.

10.28*	Employment Agreement dated April 26, 2010 by and between The Neiman Marcus Group, Inc. and Karen Katz.	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated April 28, 2010.

10.29*	Amendment to Employment Agreement effective December 31, 2010 by and between the Company, The Neiman Marcus Group, Inc. and Karen Katz.	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 2, 2010.

10.30	Management Services Agreement, dated as of October 6, 2005 among Newton Acquisition Merger Sub, Inc., Newton Acquisition, Inc., TPG GenPar IV, L.P., TPG GenPar III, L.P. and Warburg Pincus LLC.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011.

10.31

Registration Rights Agreement, dated as of October 6, 2005, among Newton Acquisition Merger Sub, Inc., Newton Acquisition, Inc., Newton Holding, LLC and the “Holders” identified therein as parties thereto.

Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 29, 2011.

10.32	Second Amended and Restated Credit Card Program Agreement, dated as of July 15, 2013, by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., and Capital One, National Association. (1)	Incorporated herein by reference to the Company’s Amendment No. 1 to the Form S-1 Registration Statement dated August 7, 2013.

10.33	Second Amended and Restated Servicing Agreement, dated as of July 15, 2013, between The Neiman Marcus Group, Inc. and Capital One, National Association. (1)	Incorporated herein by reference to the Company’s Amendment No. 1 to the Form S-1 Registration Statement dated August 7, 2013.

10.34*	Form of Confidentiality, Non-Competition and Termination Benefits Agreement by and between The Neiman Marcus Group, Inc. and certain eligible key employees.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2010.

10.35*

Form of Amendment to the Confidentiality, Non-Competition and Termination Benefits Agreement effective as of January 1, 2009 by and between The Neiman Marcus Group, Inc., a Delaware corporation, and certain eligible key employees.

Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.36	Stockholder Agreement, dated as of May 1, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc. and the other parties signatory thereto.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2010.

10.37*	Neiman Marcus, Inc. Cash Incentive Plan amended and restated as of October 1, 2012.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2012.

10.38

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

10.39

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

Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.40*	The Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan amended and restated effective January 1, 2008.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 26, 2008.

10.41*	Amendment No. 1 effective as of January 1, 2009 to The Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.42	The Neiman Marcus Group, Inc. Supplemental Executive Retirement Plan as amended and restated effective January 1, 2009.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.43	The Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2008.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2008.

10.44	Amendment No. 1 effective January 1, 2009 to the Amended and Restated Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.45*	Employment Agreement dated July 22, 2010 by and among the Company, The Neiman Marcus Group, Inc., and James E. Skinner.	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 28, 2010.

10.46*	Employment Agreement dated July 22, 2010 by and among the Company, The Neiman Marcus Group, Inc. and James J. Gold.	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 28, 2010.

10.47	Amendment No. 2 to the Amended and Restated Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan dated July 17, 2010.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

10.48	Amendment No. 1 to The Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan dated July 17, 2010.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

12.1	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

14.1	The Neiman Marcus Group, Inc. Code of Ethics and Conduct.	Filed herewith.

14.2	The Neiman Marcus Group, Inc. Code of Ethics for Financial Professionals.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

21.1	Subsidiaries of the Company.	Filed herewith.

23.1	Consent of Ernst & Young LLP.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance Document	Furnished herewith electronically.

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith electronically.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith electronically.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith electronically.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith electronically.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith electronically.

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

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under our supervision and with the participation of other key members of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of August 3, 2013. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an unqualified attestation report on the effectiveness of our internal controls over financial reporting as of August 3, 2013.

KAREN W. KATZ

President and Chief Executive Officer

JAMES E. SKINNER

Executive Vice President, Chief Operating Officer and Chief Financial Officer

T. DALE STAPLETON

Senior Vice President and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Neiman Marcus Group LTD Inc.

We have audited the accompanying consolidated balance sheets of Neiman Marcus Group LTD Inc. (formerly Neiman Marcus, Inc.) as of August 3, 2013 and July 28, 2012, and the related consolidated statements of earnings, comprehensive earnings, cash flows, and stockholders’ equity for each of the three years in the period ended August 3, 2013.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neiman Marcus Group LTD Inc. at August 3, 2013 and July 28, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 3, 2013, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Neiman Marcus Group LTD Inc.’s internal control over financial reporting as of August 3, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated September 6, 2013 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Dallas, Texas
September 6, 2013, except for Note 20, as to which the date is September 25, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Neiman Marcus Group LTD Inc.

We have audited Neiman Marcus Group LTD Inc.’s (formerly Neiman Marcus, Inc.) internal control over financial reporting as of August 3, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Neiman Marcus Group LTD Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Neiman Marcus Group LTD Inc. maintained, in all material respects, effective internal control over financial reporting as of August 3, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Neiman Marcus Group LTD Inc. as of August 3, 2013 and July 28, 2012, and the related consolidated statements of earnings, comprehensive earnings, cash flows, and stockholders’ equity for each of the three years in the period ended August 3, 2013 of Neiman Marcus Group LTD Inc. and our report dated September 6, 2013, except for Note 20, as to which the date is September 25, 2013, expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Dallas, Texas
September 6, 2013

NEIMAN MARCUS GROUP LTD INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)	August 3, 2013	July 28, 2012

ASSETS
Current assets:
Cash and cash equivalents	$136,676	$49,253
Merchandise inventories	1,018,839	939,817
Deferred income taxes	27,645	22,484
Other current assets	102,817	132,181
Total current assets	1,285,977	1,143,735
Property and equipment, net	901,844	894,478
Customer lists, net	210,690	239,694
Favorable lease commitments, net	340,053	357,930
Tradenames	1,231,405	1,231,960
Goodwill	1,263,433	1,263,433
Other assets	66,839	70,625
Total assets	$5,300,241	$5,201,855
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$386,538	$331,408
Accrued liabilities	390,168	393,821
Total current liabilities	776,706	725,229
Long-term liabilities:
Long-term debt	2,697,077	2,781,882
Deferred income taxes	639,381	626,605
Deferred real estate credits	104,366	107,787
Other long-term liabilities	251,673	344,809
Total long-term liabilities	3,692,497	3,861,083

Common stock (par value $0.01 per share, 4,000,000 shares authorized and 1,019,728 shares issued and outstanding at August 3, 2013 and 1,017,502 shares issued and outstanding at July 28, 2012)	10	10
Additional paid-in capital	1,005,833	995,300
Accumulated other comprehensive loss	(107,529)	(148,792)
Accumulated deficit	(67,276)	(230,975)
Total stockholders’ equity	831,038	615,543
Total liabilities and stockholders’ equity	$5,300,241	$5,201,855

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	Fiscal year ended
(in thousands)	August 3, 2013	July 28, 2012	July 30, 2011

Revenues	$4,648,249	$4,345,374	$4,002,272
Cost of goods sold including buying and occupancy costs (excluding depreciation)	2,995,363	2,794,713	2,589,294
Selling, general and administrative expenses (excluding depreciation)	1,057,796	1,016,902	934,302
Income from credit card program	(53,373)	(51,571)	(46,022)
Depreciation expense	141,515	130,119	132,433
Amortization of intangible assets	29,559	32,245	44,670
Amortization of favorable lease commitments	17,877	17,878	17,878
Equity in loss of foreign e-commerce retailer	13,125	1,514	—
Operating earnings	446,387	403,574	329,717
Interest expense, net	168,955	175,237	280,453
Earnings before income taxes	277,432	228,337	49,264
Income tax expense	113,733	88,251	17,641
Net earnings	$163,699	$140,086	$31,623

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Fiscal year ended
(in thousands)	August 3, 2013	July 28, 2012	July 30, 2011

Net earnings	$163,699	$140,086	$31,623

Other comprehensive earnings (loss):
Change in unrealized loss on financial instruments, net of tax of ($333), ($2,457) and ($541)	(513)	(3,779)	(830)
Reclassification of realized loss on financial instruments to earnings, net of tax of $1,369, $1,307 and $9,289	2,106	2,011	14,287
Change in unrealized gain (loss) on unfunded benefit obligations, net of tax of $25,792, ($48,099) and $12,857	39,670	(73,979)	19,772
Total other comprehensive earnings (loss)	41,263	(75,747)	33,229

Total comprehensive earnings	$204,962	$64,339	$64,852

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended
(in thousands)	August 3, 2013	July 28, 2012	July 30, 2011

CASH FLOWS - OPERATING ACTIVITIES
Net earnings	$163,699	$140,086	$31,623
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	197,355	188,699	209,642
Loss on debt extinguishment	15,597	—	70,388
Equity in loss of foreign e-commerce retailer	13,125	1,514	—
Deferred income taxes	(19,439)	(10,094)	3,967
Other	5,633	7,004	7,082
	375,970	327,209	322,702
Changes in operating assets and liabilities:
Merchandise inventories	(79,022)	(100,483)	(48,818)
Other current assets	27,664	(10,810)	(3,527)
Other assets	2,495	(4,495)	79
Accounts payable and accrued liabilities	42,604	62,611	21,520
Deferred real estate credits	4,697	15,059	10,428
Funding of defined benefit pension plan	(25,049)	(29,281)	(30,000)
Net cash provided by operating activities	349,359	259,810	272,384

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(146,505)	(152,838)	(94,181)
Investment in foreign e-commerce retailer	(10,000)	(29,421)	—
Net cash used for investing activities	(156,505)	(182,259)	(94,181)

CASH FLOWS - FINANCING ACTIVITIES
Borrowings under senior secured term loan facility	500,000	—	554,265
Repayment of borrowings under senior secured term loan facility	—	—	(7,648)
Repayment of borrowings under senior subordinated notes	(510,668)	—	—
Borrowings under senior secured asset-based revolving credit facility	100,000	175,000	—
Repayment of borrowings under senior secured asset-based revolving credit facility	(185,000)	(75,000)	—
Repayment of borrowings under senior notes	—	—	(790,289)
Distributions to stockholders	—	(449,295)	—
Debt issuance costs paid	(9,763)	(594)	(33,947)
Net cash used for financing activities	(105,431)	(349,889)	(277,619)

CASH AND CASH EQUIVALENTS
Increase (decrease) during the year	87,423	(272,338)	(99,416)
Beginning balance	49,253	321,591	421,007
Ending balance	$136,676	$49,253	$321,591

Supplemental Schedule of Cash Flow Information:
Cash paid during the year for:
Interest	$153,131	$164,700	$195,543
Income taxes	$111,085	$78,854	$22,458

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive (loss) earnings	Retained earnings (deficit)	Total stockholders’ equity
BALANCE AT JULY 31, 2010	$10	$1,434,321	$(106,274)	$(402,684)	$925,373
Stock-based compensation expense	—	3,943	—	—	3,943
Issuance of common stock	—	129	—	—	129
Comprehensive earnings:
Net earnings	—	—	—	31,623	31,623
Adjustments for fluctuations in fair market value of financial instruments, net of tax of ($541)	—	—	(830)	—	(830)
Reclassification to earnings, net of tax of $9,289	—	—	14,287	—	14,287
Change in unfunded benefit obligations, net of tax of $12,857	—	—	19,772	—	19,772
Total comprehensive earnings					64,852
BALANCE AT JULY 30, 2011	10	1,438,393	(73,045)	(371,061)	994,297
Stock-based compensation expense	—	6,914	—	—	6,914
Stock option exercises and other	—	(712)	—	—	(712)
Distributions to stockholders	—	(449,295)	—	—	(449,295)
Comprehensive earnings:
Net earnings	—	—	—	140,086	140,086
Adjustments for fluctuations in fair market value of financial instruments, net of tax of ($2,457)	—	—	(3,779)	—	(3,779)
Reclassification to earnings, net of tax of $1,307	—	—	2,011	—	2,011
Change in unfunded benefit obligations, net of tax of ($48,099)	—	—	(73,979)	—	(73,979)
Total comprehensive earnings					64,339
BALANCE AT JULY 28, 2012	10	995,300	(148,792)	(230,975)	615,543
Stock-based compensation expense	—	9,710	—	—	9,710
Stock option exercises and other	—	823	—	—	823
Comprehensive earnings:
Net earnings	—	—	—	163,699	163,699
Adjustments for fluctuations in fair market value of financial instruments, net of tax of ($333)	—	—	(513)	—	(513)
Reclassification to earnings, net of tax of $1,369	—	—	2,106	—	2,106
Change in unfunded benefit obligations, net of tax of $25,792	—	—	39,670	—	39,670
Total comprehensive earnings					204,962
BALANCE AT AUGUST 3, 2013	$10	$1,005,833	$(107,529)	$(67,276)	$831,038

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD INC.

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

The Company is a subsidiary of Newton Holding, LLC (Holding), which is controlled by investment funds affiliated with TPG Global, LLC (together with its affiliates, TPG) and Warburg Pincus LLC (collectively, the Principal Stockholders).  The Company’s operations are conducted through its wholly-owned subsidiary, The Neiman Marcus Group, Inc. (NMG).  The Principal Stockholders acquired NMG in a leveraged transaction in October 2005 (the Acquisition).  We were previously named “Neiman Marcus, Inc.” but were renamed “Neiman Marcus Group LTD Inc.” on August 28, 2013.

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which resulted in an extra week in fiscal year 2013 (the 53rd week).  All references to fiscal year 2013 relate to the fifty-three weeks ended August 3, 2013, all references to fiscal year 2012 relate to the fifty-two weeks ended July 28, 2012 and all references to fiscal year 2011 relate to the fifty-two weeks ended July 30, 2011.

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

Cash and Cash Equivalents.  Cash and cash equivalents primarily consist of cash on hand in our stores, deposits with banks and overnight investments with banks and financial institutions. Cash equivalents are stated at cost, which approximates fair value. Our cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable includes outstanding checks not yet presented for payment of $46.3 million at August 3, 2013 and $48.6 million at July 28, 2012.

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise. These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold. The amounts of vendor allowances we receive fluctuate based on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during fiscal years 2013, 2012 or 2011. We received vendor allowances of $90.2 million, or 1.9% of revenues, in fiscal year 2013, $92.5 million, or 2.1% of revenues, in fiscal year 2012 and $87.5 million, or 2.2% of revenues, in fiscal year 2011.

We obtain certain merchandise, primarily precious jewelry, on a consignment basis in order to expand our product assortment. Consignment merchandise held by us with a cost basis of $358.9 million at August 3, 2013 and $328.6 million at July 28, 2012 is not reflected in our Consolidated Balance Sheets.

Cost of goods sold also includes delivery charges we pay to third party carriers and other costs related to the fulfillment of customer orders not delivered at the point-of-sale.

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

The assessment of the recoverability of the goodwill associated with our Neiman Marcus stores, Bergdorf Goodman stores and Online reporting units involves a two-step process.  The first step requires the comparison of the estimated enterprise fair value of each of our reporting units to its recorded carrying value.  We estimate the enterprise fair value based on discounted cash flow techniques (Level 3 determination of fair value).  If the recorded carrying value of a reporting unit exceeds its estimated enterprise fair value in the first step, a second step is performed in which we allocate the enterprise fair value to the fair value of the reporting unit’s net assets.  The second step of the impairment testing process requires, among other things, the estimation of the fair values of substantially all of our tangible and intangible assets.  Any enterprise fair value in excess of amounts allocated to such net assets represents the implied fair value of goodwill for that reporting unit.  If the recorded goodwill balance for a reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded to write goodwill down to its fair value.

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

No impairment charges related to our tradenames and goodwill were recorded in fiscal years 2013, 2012 or 2011.  At August 3, 2013, the estimated fair values of each of our indefinite-lived intangible assets exceeded their recorded values by over 35%.

Leases.  We lease certain retail stores and office facilities. Stores we own are often subject to ground leases.  The terms of our real estate leases, including renewal options, range from two to 121 years.  Most leases provide for monthly fixed minimum rentals or contingent rentals based upon sales in excess of stated amounts and normally require us to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs.  For leases that contain predetermined, fixed calculations of minimum rentals, we recognize rent expense on a straight-line basis over the lease term.  We recognize contingent rent expenses when it is probable that the sales thresholds will be reached during the year.

We receive allowances from developers related to the construction of our stores.  We record these allowances as deferred real estate credits, which we recognize as a reduction of rent expense on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased asset.  We received construction allowances aggregating $7.2 million in fiscal year 2013, $10.6 million in fiscal year 2012 and $10.5 million in fiscal year 2011.

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

Significant assumptions related to the calculation of our obligations include the discount rates used to calculate the present value of benefit obligations to be paid in the future, the expected long-term rate of return on assets held by the Pension

Plan and the health care cost trend rate for the Postretirement Plan, as more fully described in Note 10 of the Notes to Consolidated Financial Statements.  We review these assumptions annually based upon currently available information, including information provided by our actuaries.

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

Revenues are reduced when customers return goods previously purchased. We maintain reserves for anticipated sales returns primarily based on our historical trends related to returns by our customers. Our reserves for anticipated sales returns aggregated $37.4 million at August 3, 2013 and $34.0 million at July 28, 2012.

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

We receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendors’ merchandise. These allowances are netted against the related compensation expense that we incur. Amounts received from vendors related to compensation programs were $72.2 million in fiscal year 2013, $65.1 million in fiscal year 2012 and $60.3 million in fiscal year 2011.

We incur costs to advertise and promote the merchandise assortment offered through our store and online operations.  We expense advertising costs for print media costs and promotional materials mailed to our customers at the time of mailing to the customer.  We amortize the costs of print catalogs during the periods we expect to generate revenues from such catalogs, generally three to six months. We expense the costs incurred to produce the photographic content on our websites, as well as website design and web marketing costs, as incurred.  Net marketing and advertising expenses were $126.9 million in fiscal year 2013, $106.5 million in fiscal year 2012 and $86.6 million in fiscal year 2011.

Consistent with industry practice, we receive advertising allowances from certain of our merchandise vendors. Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media.  Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned.  Advertising allowances aggregated approximately $55.0 million in fiscal year 2013, $53.1 million in fiscal year 2012 and $49.3 million in fiscal year 2011.

Preopening expenses primarily consist of payroll and related media costs incurred in connection with store openings and major renovations and are expensed when incurred.  We incurred preopening expenses of $3.0 million in fiscal year 2013, $5.0 million in fiscal year 2012 and $0.8 million in fiscal year 2011.

Income from Credit Card Program.  We maintain a proprietary credit card program through which credit is extended to customers and have a related marketing and servicing alliance with affiliates of Capital One Financial Corporation (Capital

One).  Pursuant to an agreement with Capital One, which we refer to as the Program Agreement, Capital One currently offers credit cards and non-card payment plans.

Pursuant to the Program Agreement, we receive payments (Program Income) from Capital One based on sales transacted on our proprietary credit cards.  We recognize Program Income when earned.  In the future, the Program Income may:

•                  increase or decrease based upon the level of utilization of our proprietary credit cards by our customers;

•                  increase or decrease based upon the overall profitability and performance of the credit card portfolio due to the level of bad debts incurred or changes in interest rates, among other factors;

•                  increase or decrease based upon future changes to our historical credit card program in response to changes in regulatory requirements or other changes related to, among other things, the interest rates applied to unpaid balances and the assessment of late fees; and

•                  decrease based upon the level of future services we provide to Capital One.

Gift Cards.  The gift cards sold to our customers have no stated expiration dates and, in some cases, are subject to actual and/or potential escheatment rights in various of the jurisdictions in which we operate.  Unredeemed gift cards aggregated $36.3 million at August 3, 2013 and $41.8 million at July 28, 2012.

We recognized gift card breakage of $1.9 million in fiscal year 2013, $2.5 million in fiscal year 2012 and $1.6 million in fiscal year 2011 as a component of revenues.

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

Recent Accounting Pronouncements.  In June 2011, the Financial Accounting Standards Board (FASB) issued guidance to improve the presentation and prominence of comprehensive earnings and its components as a result of convergence with International Financial Reporting Standards.  We retroactively adopted this guidance during the first quarter of fiscal year 2013.  The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

In September 2011, the FASB issued guidance to reduce the complexity and costs associated with interim and annual goodwill impairment tests, by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit.  We adopted this guidance during the first quarter of fiscal year 2013 and our annual impairment tests were performed in the fourth quarter of fiscal year 2013.  The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

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

In July 2013, the FASB issued guidance to improve the reporting of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013, which is effective for us as of the first quarter of fiscal year 2015. We do not expect that the implementation of this standard will have a material impact on our Consolidated Financial Statements.

NOTE 2. FAIR VALUE MEASUREMENTS

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

The following table shows the Company’s financial assets that are required to be measured at fair value on a recurring basis in our Consolidated Balance Sheets:

(in thousands)	Fair Value Hierarchy	August 3, 2013	July 28, 2012

Other long-term assets:
Interest rate caps	Level 2	$29	$531

The fair value of the interest rate caps are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves.  In addition, the fair value of the interest rate caps includes consideration of the counterparty’s non-performance risk.

Financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, credit card receivables and accounts payable, which approximate fair value due to their short-term nature.  We also determine the fair value of our long-term debt on a non-recurring basis, which results are summarized as follows:

		August 3, 2013		July 28, 2012
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Senior Secured Asset-Based Revolving Credit Facility	Level 2	$15,000	$15,000	$100,000	$100,000
Senior Secured Term Loan Facility	Level 2	2,560,000	2,566,400	2,060,000	2,047,125
2028 Debentures	Level 2	122,077	125,625	121,882	118,125
Senior Subordinated Notes	Level 2	—	—	500,000	516,255

We estimated the fair value of long-term debt using similar rates offered for debt of similar remaining maturities and credit risk for the Senior Secured Asset-Based Revolving Credit Facility, prevailing market rates for the Senior Secured Term Loan Facility and quoted market prices of the same or similar issues for the 2028 Debentures and Senior Subordinated Notes.

We also measure certain non-financial assets at fair value on a non-recurring basis, primarily long-lived assets, intangible assets and goodwill, in connection with our periodic evaluations of such assets for potential impairment.  See Note 1 of the Notes to Consolidated Financial Statements for additional information related to indefinite-lived intangible assets and goodwill.

NOTE 3.  PROPERTY AND EQUIPMENT, NET

The significant components of our property and equipment, net are as follows:

(in thousands)	August 3, 2013	July 28, 2012

Land, buildings and improvements	$1,017,463	$980,331
Fixtures and equipment	904,879	833,918
Construction in progress	49,648	24,051
	1,971,990	1,838,300
Less: accumulated depreciation and amortization	1,070,146	943,822
Property and equipment, net	$901,844	$894,478

NOTE 4.  GOODWILL AND INTANGIBLE ASSETS, NET

The significant components of our intangible assets and goodwill, by our reportable operating segments, are as follows:

(in thousands)	Customer Lists	Favorable Lease Commitments	Tradenames	Goodwill

Specialty Retail Stores
Balance at July 30, 2011	$268,698	$375,808	$1,094,195	$959,662
Amortization	(29,004)	(17,878)	—	—
Balance at July 28, 2012	239,694	357,930	1,094,195	959,662
Amortization	(29,004)	(17,877)	—	—
Balance at August 3, 2013	$210,690	$340,053	$1,094,195	$959,662

Online
Balance at July 30, 2011	$2,131	$—	$138,875	$303,771
Amortization	(2,131)	—	(1,110)	—
Balance at July 28, 2012	—	—	137,765	303,771
Amortization	—	—	(555)	—
Balance at August 3, 2013	$—	$—	$137,210	$303,771

Total at August 3, 2013	$210,690	$340,053	$1,231,405	$1,263,433

Total accumulated amortization at August 3, 2013	$365,800	$139,927	$4,440

NOTE 5.  ACCRUED LIABILITIES

The significant components of accrued liabilities are as follows:

(in thousands)	August 3, 2013	July 28, 2012

Accrued salaries and related liabilities	$74,395	$79,517
Amounts due customers	113,412	115,691
Self-insurance reserves	37,626	36,187
Interest payable	18,677	31,119
Sales returns reserves	37,370	34,015
Sales taxes	25,306	18,976
Other	83,382	78,316
Total	$390,168	$393,821

NOTE 6.  LONG-TERM DEBT

The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	August 3, 2013	July 28, 2012
Senior Secured Asset-Based Revolving Credit Facility	variable	$15,000	$100,000
Senior Secured Term Loan Facility	variable	2,560,000	2,060,000
2028 Debentures	7.125%	122,077	121,882
Senior Subordinated Notes	10.375%	—	500,000
Long-term debt		$2,697,077	$2,781,882

In the second quarter of fiscal year 2013, we executed the following transactions, collectively referred to as the Refinancing Transactions:

•                  amended our Senior Secured Term Loan Facility to provide for the incurrence of an incremental term loan, increasing the principal amount of that facility to $2,560.0 million;

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

Senior Secured Asset-Based Revolving Credit Facility.  At August 3, 2013, we had a Senior Secured Asset-Based Revolving Credit Facility providing for a maximum committed borrowing capacity of $700.0 million.  The Asset-Based Revolving Credit Facility matures on May 17, 2016 (or, if earlier, the date that is 45 days prior to the scheduled maturity of our Senior Secured Term Loan Facility, or any indebtedness refinancing it, unless refinanced as of that date).  On August 3, 2013, we had $15.0 million of borrowings outstanding under this facility, no outstanding letters of credit and $615.0 million of unused borrowing availability.  On August 29, 2013, we made a voluntary prepayment of $126.9 million on our Senior Secured Term Loan Facility, which was funded by cash on hand and borrowings of $100.0 million under our Senior Secured Asset-Based Revolving Credit Facility.

Availability under the Asset-Based Revolving Credit Facility is subject to a borrowing base.  The Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice.  The borrowing base is equal to at any time the sum of (a) 90% of the net orderly liquidation value of eligible inventory, net of certain reserves, plus (b) 85% of the amounts owed by credit card processors in respect of eligible credit card accounts constituting proceeds from the sale or disposition of inventory, less certain reserves.  NMG must at all times maintain excess availability of at least the greater of (a) 10% of the lesser of 1) the aggregate revolving commitments and 2) the borrowing base and (b) $50.0 million, but NMG is not required to maintain a fixed charge coverage ratio.

The Asset-Based Revolving Credit Facility provides that NMG has the right at any time to request up to $300.0 million of additional revolving facility commitments and/or incremental term loans, provided that the aggregate amount of loan commitments under the Asset-Based Revolving Credit Facility may not exceed $1,000.0 million.  However, the lenders are under no obligation to provide any such additional commitments or loans, and any increase in commitments or incremental term loans will be subject to customary conditions precedent.  If NMG were to request any such additional commitments and the existing lenders or new lenders were to agree to provide such commitments, the size of the Asset-Based Revolving Credit Facility could be increased to up to $1,000.0 million, but NMG’s ability to borrow would still be limited by the amount of the borrowing base.  The cash proceeds of any incremental term loans may be used for working capital and general corporate purposes.

At August 3, 2013, borrowings under the Asset-Based Revolving Credit Facility bore interest at a rate per annum equal to, at NMG’s option, either (a) a base rate determined by reference to the highest of 1) a defined prime rate, 2) the federal funds effective rate plus 1/2 of 1.00% or 3) a one-month LIBOR rate plus 1.00% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin.  The applicable margin is up to 1.25% with respect to base rate borrowings and up to 2.25% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on the historical excess availability under the Asset-Based Revolving Credit Facility.  The interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 2.00% at August 3, 2013.   In addition, NMG is required to pay a commitment fee in respect of unused commitments of (a) 0.375% per annum during any applicable period in which the average revolving loan utilization is 40% or more or (b) 0.50% per annum during any applicable period in which the average revolving loan utilization is less than 40%.  NMG must also pay customary letter of credit fees and agency fees.

If at any time the aggregate amount of outstanding revolving loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Asset-Based Revolving Credit Facility exceeds the lesser of (a) the commitment amount and (b) the borrowing base (including as a result of reductions to the borrowing base that would result from certain non-ordinary course sales of inventory with a value in excess of $25.0 million, if applicable), NMG will be required to repay outstanding loans or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount.  In addition, at any time when incremental term loans are outstanding, if the aggregate amount outstanding under the Asset-Based Revolving Credit Facility exceeds the reported value of inventory owned by the borrowers and guarantors, NMG will be required to eliminate such excess within a limited period of time.  If the amount available under the Asset-Based Revolving Credit Facility is less than the greater of a) 12.5% of the lesser of (1) the aggregate revolving commitments and (2) the borrowing base and b) $60.0 million, NMG will be required to repay outstanding loans and, if an event of default has occurred, cash collateralize letters of credit.  NMG would then be required to deposit daily in a collection account maintained with the agent under the Asset-Based Revolving Credit Facility.

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

Capital stock and other securities of a subsidiary of NMG that are owned by NMG or any subsidiary guarantor will not constitute collateral under NMG’s Asset-Based Revolving Credit Facility to the extent that such securities cannot secure NMG’s 2028 Debentures or other secured public debt obligations without requiring the preparation and filing of separate financial statements of such subsidiary in accordance with applicable Securities and Exchange Commission’s (SEC) rules.  As a result, the collateral under NMG’s Asset-Based Revolving Credit Facility will include shares of capital stock or other securities of subsidiaries of NMG or any subsidiary guarantor only to the extent that the applicable value of such securities (on a subsidiary-by-subsidiary basis) is less than 20% of the aggregate principal amount of the 2028 Debentures or other secured public debt obligations of NMG.  The Asset-Based Revolving Credit Facility contains a number of covenants that, among other things and subject to certain significant exceptions, restrict our ability and the ability of our subsidiaries to:

•                  incur additional indebtedness;

•                  pay dividends on capital stock or redeem, repurchase or retire capital stock or indebtedness;

•                  make investments, loans, advances and acquisitions;

•                  create restrictions on the payment of dividends or other amounts to us from our subsidiaries that are not guarantors;

•                  engage in transactions with affiliates;

•                  sell assets, including capital stock of our subsidiaries;

•                  consolidate or merge;

•                  create liens; and

•                  enter into sale and lease back transactions.

We and our subsidiaries are prohibited under the Asset-Based Revolving Credit Facility from making restricted payments, including cash dividends on common stock, unless such restricted payment falls under a permitted exception.  The Asset-Based Revolving Credit Facility permits us to make a cash dividend if (i) certain payment conditions, as described below, are satisfied, (ii) the dividend is made with the proceeds of certain issuances of debt and (iii) the dividend is in an amount that does not exceed $30.0 million less the amount of certain investments and debt payments made prior to such dividend.

The facility contains covenants limiting dividends and other restricted payments, investments, loans, advances and acquisitions, and prepayments or redemptions of other indebtedness.  These covenants permit such restricted actions in an unlimited amount, subject to the satisfaction of certain payment conditions, principally that NMG must have pro forma excess availability under the Asset-Based Revolving Credit Facility equal to at least 15% of the lesser of (a) the revolving commitments under the facility and (b) the borrowing base, and NMG’s delivering projections demonstrating that projected excess availability for the next six months will be equal to such thresholds and that NMG has a pro forma ratio of consolidated EBITDA to consolidated Fixed Charges (as such terms are defined in the credit agreement) of at least 1.0 to 1.0 (or 1.1 to 1.0 for dividends or other distributions with respect to any equity interests in NMG, its parent or any subsidiary).  The Asset-Based Revolving Credit Facility also contains customary affirmative covenants and events of default, including a cross-default provision in respect of any other indebtedness that has an aggregate principal amount exceeding $50.0 million.

In November 2012, we entered into an amendment to our Asset-Based Revolving Credit Facility to permit the ITL Amendment (described below) and the repurchase of our Senior Subordinated Notes.

Senior Secured Term Loan Facility.  In October 2005, NMG entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility.  In May 2011, NMG entered into an amendment and restatement (the TLF Amendment) of the Senior Secured Term Loan Facility.  The TLF Amendment increased the amount of borrowings to $2,060.0 million and extended the maturity of the loans to May 16, 2018.  Loans that were not extended under the TLF Amendment were refinanced.  The proceeds of the incremental borrowings under the term loan facility, along with cash on hand, were used to repurchase or redeem the $752.4 million principal amount outstanding of our Senior Notes.  The TLF Amendment also provided for an uncommitted incremental facility to request lenders to provide additional term loans, upon certain conditions, including that NMG’s secured leverage ratio (as defined in the TLF Amendment) is less than or equal to 4.50 to 1.00 on a pro forma basis after giving effect to the incremental loans and the use of proceeds thereof.

In November 2012, we entered into a further amendment to the Senior Secured Term Loan Facility in order to provide for the incurrence of an incremental term loan, increasing the principal amount of that facility to $2,560.0 million (the ITL Amendment).  The incremental term loan under the Senior Secured Term Loan Facility bears interest under the same terms as the previously existing Senior Secured Term Loan Facility and has the same maturity.  The proceeds of the incremental borrowing, along with cash on hand, were used to repurchase or redeem the $500.0 million principal amount outstanding of our Senior Subordinated Notes.

On February 8, 2013, we entered into a repricing amendment with respect to the Senior Secured Term Loan Facility.  The amendment provided for (a) an immediate reduction in the interest rate margin applicable to the loans outstanding under the Senior Secured Term Loan Facility from 1) 3.50% to 3.00% for LIBOR borrowings and 2) 2.50% to 2.00% for base rate borrowings, (b) an immediate lowering of the LIBOR floor for loans outstanding under the Senior Secured Term Loan Facility from 1.25% to 1.00% and (c) the borrowing of incremental term loans, the proceeds of which were used to repay the outstanding loans of lenders that did not consent to the repricing amendment (the Non-Consenting Lenders) in an aggregate principal amount of approximately $99.6 million, which is the amount of loans held by such Non-Consenting Lenders on February 8, 2013.

At August 3, 2013, the outstanding balance under the Senior Secured Term Loan Facility was $2,560.0 million.  On August 29, 2013, we made a voluntary prepayment of $126.9 million on our Senior Secured Term Loan Facility, which was funded by cash on hand and borrowings of $100.0 million under our Senior Secured Asset-Based Revolving Credit Facility.  The principal amount of the loans outstanding is due and payable in full on May 16, 2018.

At August 3, 2013, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of 1) the prime rate of Credit Suisse AG (the administrative agent), 2) the federal funds effective rate plus 1/2 of 1.00% and 3) the adjusted one-month LIBOR rate plus 1.00% or (b) an adjusted LIBOR rate (for a period equal to the relevant interest period, and in any event, never less than 1.00%), subject to certain adjustments, in each case plus an applicable margin.  The “applicable margin” with respect to outstanding LIBOR borrowings was 3.00% at August 3, 2013.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.00% at August 3, 2013.

Depending on its leverage ratio as defined by the credit agreement governing the Senior Secured Term Loan Facility, NMG could be required to prepay outstanding term loans from its annual excess cash flow, as defined in the credit agreement.  Such required payments commence at 50% of NMG’s annual excess cash flow (which percentage will be reduced to 25% if NMG’s total leverage ratio is less than a specified ratio and will be reduced to 0% if NMG’s total leverage ratio is less than a specified ratio).  For fiscal years 2013, 2012 and 2011, we were not required to prepay any outstanding term loans pursuant to the annual excess cash flow requirements.  NMG also must offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the proceeds of certain asset sales under certain circumstances.

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

The credit agreement governing the Senior Secured Term Loan Facility contains a number of negative covenants and covenants related to the security arrangements for the Senior Secured Term Loan Facility.  The credit agreement also contains customary affirmative covenants and events of default, including a cross-default provision in respect of any other indebtedness that has an aggregate principal amount exceeding $50.0 million.

2028 Debentures.  NMG has outstanding $125.0 million aggregate principal amount of its 7.125% 2028 Debentures.  NMG equally and ratably secures its 2028 Debentures by a first lien security interest on certain collateral subject to liens granted under NMG’s senior secured credit facilities constituting (a) 1) 100% of the capital stock of certain of NMG’s existing and future domestic subsidiaries and 2) 100% of the non-voting stock and 65% of the voting stock of certain of NMG’s existing and future foreign subsidiaries and (b) certain of NMG’s principal properties that include approximately half of NMG’s full-line stores, in each case, to the extent required by the terms of the indenture governing the 2028 Debentures. The 2028 Debentures contain covenants that restrict NMG’s ability to create liens and enter into sale and lease back transactions.  The collateral securing the 2028 Debentures will be released upon the release of liens on such collateral under NMG’s senior secured credit facilities and any other debt (other than the 2028 Debentures) secured by such collateral.  Capital stock and other securities of a subsidiary of NMG that are owned by NMG or any subsidiary will not constitute collateral under the 2028 Debentures to the extent such property does not constitute collateral under NMG’s senior secured credit facilities as described above.  The 2028 Debentures are guaranteed on an unsecured, senior basis by the Company.  The guarantee by the Company is full and unconditional.  The Company’s guarantee of the 2028 Debentures is subject to automatic release if the requirements for legal defeasance or covenant defeasance of the 2028 Debentures are satisfied, or if NMG’s obligations under the indenture governing the 2028 Debentures are discharged.  Currently, the Company’s non-guarantor subsidiaries consist principally of Bergdorf Goodman, Inc., through which NMG conducts the operations of its Bergdorf Goodman stores, and NM Nevada Trust, which holds legal title to certain real property and intangible assets used by NMG in conducting its operations.  The 2028 Debentures include certain restrictive covenants and a cross-acceleration provision in respect of any other indebtedness that has an aggregate principal amount exceeding $15.0 million.  Our 2028 Debentures mature on June 1, 2028.

Retirement of Previously Outstanding Senior Notes and Senior Subordinated Notes.  We previously had outstanding $752.4 million aggregate principal amount of Senior Notes and $500.0 million aggregate principal amount of Senior Subordinated Notes, both of which we incurred in connection with the acquisition of NMG in 2005. In May 2011, in connection with the TLF Amendment, we repurchased and cancelled $689.2 million principal amount of the Senior Notes through a tender offer and redeemed the remaining $63.2 million principal amount of Senior Notes on June 15, 2011 (after which no Senior Notes remained outstanding). In November 2012, in connection with the ITL Amendment, we repurchased and cancelled $294.2 million principal amount of Senior Subordinated Notes through a tender offer and redeemed the remaining $205.8 million principal amount of Senior Subordinated Notes on December 31, 2012 (after which no Senior Subordinated Notes remained outstanding).

Maturities of Long-Term Debt.  At August 3, 2013, annual maturities of long-term debt during the next five fiscal years and thereafter are as follows (in millions):

2014	$—
2015	—
2016	15.0
2017	—
2018	2,560.0
Thereafter	122.1

The previous table does not reflect future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

Loss on Debt Extinguishment.  In connection with the TLF Amendment and the retirement of the Senior Notes, we incurred a loss on debt extinguishment of $70.4 million, which included 1) costs of $37.9 million related to the tender for and redemption of our Senior Notes and 2) the write-off of $32.5 million of debt issuance costs related to the extinguished debt facilities.  The total loss on debt extinguishment was recorded as a component of interest expense.  In addition, we incurred debt issuance costs in fiscal year 2011 of approximately $33.9 million, which are being amortized over the terms of the amended debt facilities.

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

Interest expense. The significant components of interest expense are as follows:

	Fiscal year ended
(in thousands)	August 3, 2013	July 28, 2012	July 30, 2011

Asset-Based Revolving Credit Facility	$1,453	$1,052	$—
Senior Secured Term Loan Facility	108,489	98,989	75,233
2028 Debentures	9,004	8,906	8,881
Senior Notes	—	—	53,916
Senior Subordinated Notes	19,031	51,873	51,732
Amortization of debt issue costs	8,404	8,457	14,661
Other, net	7,214	7,040	6,177
Capitalized interest	(237)	(1,080)	(535)
	$153,358	$175,237	$210,065
Loss on debt extinguishment	15,597	—	70,388
Interest expense, net	$168,955	$175,237	$280,453

NOTE 7.  DERIVATIVE FINANCIAL INSTRUMENTS

At August 3, 2013, we had outstanding floating rate debt obligations of $2,575.0 million.  We have entered into interest rate cap agreements (at a cost of $5.8 million) for an aggregate notional amount of $1,000.0 million in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness. The interest rate cap agreements cap LIBOR at 2.50% from December 2012 through December 2014 with respect to the $1,000.0 million notional amount of such agreements.  In the event LIBOR is less than 2.50%, we will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than 2.50%, we will pay interest at the capped rate of 2.50%.

Gains and losses realized due to the expiration of applicable portions of the interest rate caps are reclassified to interest expense at the time our quarterly interest payments are made.  A summary of the recorded amounts related to our interest rate caps reflected in our Consolidated Statements of Earnings is as follows:

	Fiscal year ended
(in thousands)	August 3, 2013	July 28, 2012	July 30, 2011

Realized hedging losses — included in interest expense, net	$3,475	$3,318	$23,576

The amount of losses recorded in other comprehensive loss at August 3, 2013 that is expected to be reclassified into interest expense in the next twelve months, if interest rates remain unchanged, is approximately $2.6 million.

NOTE 8.  INVESTMENT IN FOREIGN E-COMMERCE RETAILER

In the third quarter of fiscal year 2012, we made a $29.4 million strategic investment in Glamour Sales Holding Limited (Glamour Sales), a privately held e-commerce company based in Hong Kong with leading off-price flash sales websites in Asia.  In February 2013, we made an additional $10.0 million investment in Glamour Sales increasing our ownership interest to 44%.  In the second quarter of fiscal year 2013, Glamour Sales expanded its operations to launch a full-price, Mandarin language e-commerce website in China under the Neiman Marcus brand.  Currently, the China Neiman Marcus website offers in-season merchandise and we fulfill these orders from our distribution facility in China.  During the fourth quarter of fiscal year 2013, we began the transition of the China Neiman Marcus website from Glamour Sales to our Online operation in the United States.  In fiscal year 2014, we intend to fulfill orders from customers in China directly from the United States.  Our 44% non-controlling investment in the entity is accounted for under the equity method.  The investment is included in other long-term assets within the Consolidated Balance Sheets.  The carrying value of our investment at August 3, 2013 was $26.5 million after reduction for our equity in the losses of Glamour Sales.

NOTE 9.  INCOME TAXES

The significant components of income tax expense are as follows:

	Fiscal year ended
(in thousands)	August 3, 2013	July 28, 2012	July 30, 2011

Current:
Federal	$114,632	$84,800	$9,599
State	18,540	13,545	4,075
	133,172	98,345	13,674
Deferred:
Federal	(18,648)	(8,307)	6,166
State	(791)	(1,787)	(2,199)
	(19,439)	(10,094)	3,967
Income tax expense	$113,733	$88,251	$17,641

A reconciliation of income tax expense to the amount calculated based on the federal and state statutory rates is as follows:

	Fiscal year ended
(in thousands)	August 3, 2013	July 28, 2012	July 30, 2011

Income tax expense at statutory rate	$97,101	$79,918	$17,242
State income taxes, net of federal income tax benefit	11,672	8,672	874
Unbenefitted losses in foreign subsidiary	4,594	530	—
Tax expense (benefit) related to tax settlements and other changes in tax liabilities	525	(1,137)	153
Impact of non-taxable income	(13)	(18)	(169)
Impact of non-deductible expenses	683	1,000	77
Other	(829)	(714)	(536)
Total	$113,733	$88,251	$17,641
Effective tax rate	41.0%	38.7%	35.8%

In fiscal year 2013, we generated earnings before income taxes of approximately $277.4 million, which resulted in a recorded income tax expense of approximately $113.7 million and an effective tax rate of 41.0%.  In fiscal year 2012, we generated earnings before income taxes of approximately $228.3 million, which resulted in a recorded income tax expense of approximately $88.3 million and an effective tax rate of 38.7%.  The effective tax rates for fiscal year 2013 and fiscal year 2012 exceeded the statutory rate primarily due to state income taxes and the lack of a U.S. tax benefit related to the losses from our investment in a foreign e-commerce retailer.

Significant components of our net deferred income tax asset (liability) are as follows:

(in thousands)	August 3, 2013	July 28, 2012

Deferred income tax assets:
Accruals and reserves	$25,909	$23,596
Employee benefits	128,225	161,539
Other	20,298	23,260
Total deferred tax assets	$174,432	$208,395

Deferred income tax liabilities:
Inventory	$(8,110)	$(11,809)
Depreciation and amortization	(69,167)	(72,732)
Intangible assets	(696,056)	(714,743)
Other	(12,835)	(13,232)
Total deferred tax liabilities	(786,168)	(812,516)
Net deferred income tax liability	$(611,736)	$(604,121)

Net deferred income tax asset (liability):
Current	$27,645	$22,484
Non-current	(639,381)	(626,605)
Total	$(611,736)	$(604,121)

The net deferred tax liability of $611.7 million at August 3, 2013 increased from $604.1 million at July 28, 2012.  This increase was comprised primarily of 1) $33.3 million decrease in deferred tax assets related to the decrease in our employee benefit plan liabilities, partially offset by 2) $18.7 million decrease in deferred tax liabilities related to the amortization of certain intangible assets and 3) $3.7 million decrease in deferred tax liabilities related to inventory.  We believe it is more likely than not that we will realize the benefits of our recorded deferred tax assets.

At August 3, 2013, the gross amount of unrecognized tax benefits was $3.5 million, $2.2 million of which would impact our effective tax rate, if recognized. We classify interest and penalties as a component of income tax expense and our liability for accrued interest and penalties was $5.5 million at August 3, 2013 and $5.2 million at July 28, 2012. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(in thousands)	August 3, 2013	July 28, 2012

Balance at beginning of fiscal year	$3,564	$4,125
Gross amount of decreases for prior year tax positions	(281)	(883)
Gross amount of increases for current year tax positions	178	322
Balance at ending of fiscal year	$3,461	$3,564

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  During the second quarter of fiscal year 2013, the Internal Revenue Service (IRS) began its audit of our fiscal year 2010 and 2011 federal income tax returns and closed its audit of our fiscal year 2008 and 2009 income tax returns.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2008.  We believe our recorded tax liabilities as of August 3, 2013 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our Consolidated Financial Statements.

NOTE 10.  EMPLOYEE BENEFIT PLANS

Description of Benefit Plans.  We currently maintain defined contribution plans consisting of a retirement savings plan (RSP) and a defined contribution supplemental executive retirement plan (Defined Contribution SERP Plan).  As of January 1, 2011, employees make contributions to the RSP and we match an employee’s contribution up to a maximum of 6% of the employee’s compensation subject to statutory limitations for a potential maximum match of 75% of employee contributions.  We also sponsor an unfunded key employee deferred compensation plan, which provides certain employees with additional benefits.  Our aggregate expense related to these plans was approximately $30.4 million in fiscal year 2013, $29.3 million in fiscal year 2012 and $28.4 million in fiscal year 2011.

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

Obligations for our employee benefit plans, included in other long-term liabilities, are as follows:

(in thousands)	August 3, 2013	July 28, 2012

Pension Plan	$104,018	$175,953
SERP Plan	103,854	117,562
Postretirement Plan	12,429	17,466
	220,301	310,981
Less: current portion	(6,542)	(6,282)
Long-term portion of benefit obligations	$213,759	$304,699

As of August 3, 2013, we have $103.5 million (net of taxes of $67.3 million) of adjustments to such obligations recorded as increases to accumulated other comprehensive loss.

Funding Policy and Status.  Our policy is to fund the Pension Plan at or above the minimum required by law.  In fiscal years 2013 and 2012, we were not required to make contributions to the Pension Plan; however, we made voluntary contributions to our Pension Plan of $25.0 million in fiscal year 2013 and $29.3 million in fiscal year 2012.  As of August 3,

2013, we do not believe we will be required to make contributions to the Pension Plan for fiscal year 2014.  We will continue to evaluate voluntary contributions to our Pension Plan based upon the unfunded position of the Pension Plan, our available liquidity and other factors.

The funded status of our Pension Plan, SERP Plan and Postretirement Plan is as follows:

	Pension Plan		SERP Plan		Postretirement Plan
	Fiscal years		Fiscal years		Fiscal years
(in thousands)	2013	2012	2013	2012	2013	2012

Projected benefit obligation	$489,856	$565,852	$103,854	$117,562	$12,429	$17,466
Fair value of plan assets	385,838	389,899	—	—	—	—
Accrued obligation	$(104,018)	$(175,953)	$(103,854)	$(117,562)	$(12,429)	$(17,466)

Cost of Benefits.  The components of the expenses we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Fiscal year ended
(in thousands)	August 3, 2013	July 28, 2012	July 30, 2011

Pension Plan:
Interest cost	$21,243	$24,761	$24,215
Expected return on plan assets	(26,381)	(27,097)	(26,210)
Net amortization of losses	6,287	2,616	2,176
Pension Plan expense	$1,149	$280	$181

SERP Plan:
Interest cost	$4,037	$4,816	$4,919
Net amortization of losses	522	—	—
SERP Plan expense	$4,559	$4,816	$4,919

Postretirement Plan:
Service cost	$34	$35	$61
Interest cost	650	780	871
Net amortization of prior service cost	(1,556)	(1,556)	(1,556)
Net amortization of losses	589	423	690
Postretirement Plan (income) expense	$(283)	$(318)	$66

For purposes of determining pension expense, the expected return on plan assets is calculated using the market related value of plan assets.  The market related value of plan assets does not immediately recognize realized gains and losses.  Rather, these effects of realized gains and losses are deferred initially and amortized over three years in the determination of the market related value of plan assets.  At August 3, 2013, the market related value of plan assets exceeded the fair value by $16.5 million.

Benefit Obligations.  Our obligations for the Pension Plan, SERP Plan and Postretirement Plan are valued annually as of the end of each fiscal year.  Changes in our obligations pursuant to our Pension Plan, SERP Plan and Postretirement Plan during fiscal years 2013 and 2012 are as follows:

	Pension Plan		SERP Plan		Postretirement Plan
	Fiscal years		Fiscal years		Fiscal years
(in thousands)	2013	2012	2013	2012	2013	2012
Projected benefit obligations:
Beginning of year	$565,852	$475,052	$117,562	$99,942	$17,466	$15,651
Service cost	—	—	—	—	34	35
Interest cost	21,243	24,761	4,037	4,816	650	780
Actuarial (gain) loss	(64,616)	108,311	(13,565)	16,646	(4,308)	1,746
Benefits paid, net	(32,623)	(42,272)	(4,180)	(3,842)	(1,413)	(746)
End of year	$489,856	$565,852	$103,854	$117,562	$12,429	$17,466

In April 2012, the Benefits Committee of the Company approved the offer of lump sum distributions or annuity distributions (for balances in excess of $5,000 but less than $14,000) for certain vested terminated participants in our Pension Plan.  Distributions to the vested terminated participants were approximately $10.1 million during the fourth quarter of fiscal year 2012.  In addition, during the fourth quarter of fiscal year 2012, the Company paid lump sum distributions of $15.4 million to certain vested active participants.

In July 2013, the Benefits Committee of the Company approved the offer of lump sum distributions or annuity distributions (for balances in excess of $5,000 but less than $30,000) for certain vested terminated participants in our Pension Plan.  Distributions to the vested terminated participants were approximately $14.2 million during the fourth quarter of fiscal year 2013.

A summary of expected benefit payments related to our Pension Plan, SERP Plan and Postretirement Plan is as follows:

	Pension	SERP	Postretirement
(in thousands)	Plan	Plan	Plan
Fiscal year 2014	$20,285	$5,861	$681
Fiscal year 2015	21,750	6,048	702
Fiscal year 2016	23,167	6,203	732
Fiscal year 2017	24,493	6,635	725
Fiscal year 2018	25,796	6,931	722
Fiscal years 2019-2023	145,106	35,760	3,616

Pension Plan Assets and Investment Valuations. Assets held by our Pension Plan aggregated $385.8 million at August 3, 2013 and $389.9 million at July 28, 2012.  The Pension Plan’s investments are stated at fair value or estimated fair value, as more fully described below.  Purchases and sales of securities are recorded on the trade date.  Interest income is recorded on the accrual basis.  Dividends are recorded on the ex-dividend date.

Assets held by our Pension Plan are invested in accordance with the provisions of our approved investment policy.  The Pension Plan’s strategic asset allocation was structured to reduce volatility through diversification and enhance return to approximate the amounts and timing of the expected benefit payments.  The asset allocation for our Pension Plan at the end of fiscal years 2013 and 2012 and the target allocation for fiscal year 2014, by asset category, are as follows:

	Pension Plan
	Allocation at	Allocation at	2014
	July 31,	July 31,	Target
	2013	2012	Allocation

Equity securities	50%	53%	60%
Fixed income securities	50%	47%	40%
Total	100%	100%	100%

Changes in the assets held by our Pension Plan in fiscal years 2013 and 2012 are as follows:

	Fiscal years
(in thousands)	2013	2012

Fair value of assets at beginning of year	$389,899	$376,369
Actual return on assets	3,513	26,520
Contribution	25,049	29,282
Benefits paid	(32,623)	(42,272)
Fair value of assets at end of year	$385,838	$389,899

Pension Plan investments in corporate stock, mutual funds, certain U.S. government securities and certain other investments are classified as Level 1 investments within the fair value hierarchy.  Corporate stocks and certain U.S. government securities are stated at fair value as determined by quoted market prices.  Investments in mutual funds are valued at fair value based on quoted market prices, which represent the net asset value of the shares held by the Pension Plan at year-end.

Pension Plan investments in corporate debt securities, common/collective trusts and certain other investments are classified as Level 2 investments within the fair value hierarchy.  Common/collective trusts are valued at net asset value based on the underlying investments of such trust as determined by the sponsor of the trust.  Common/collective trusts can be redeemed daily.  Other Level 2 investments are valued using updated quotes from market makers or broker-dealers recognized as market participants, information from market sources integrating relative credit information, observed market movements and sector news, all of which is applied to pricing applications and models.

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

Hedge funds and limited partnership interests are redeemable at net asset value to the extent provided in the documentation governing the investments.  Redemption of these investments may be subject to restrictions including lock-up periods where no redemptions are allowed, restrictions on redemption frequency and advance notice periods for redemptions.  As of August 3, 2013 and July 28, 2012, certain of these investments are subject to lock-up periods, ranging from two to five months, certain of these investments are subject to restrictions on redemption frequency, ranging from monthly to every three years and certain of these investments are subject to advance notice requirements, ranging from 30-day notification to 90-day notification.

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

The following tables set forth by level, within the fair value hierarchy, the Pension Plan’s assets at fair value as of August 3, 2013 and July 28, 2012.

	August 3, 2013
(in thousands)	Level 1	Level 2	Level 3	Total

Equity securities:
Common/collective trusts	$—	$12,279	$—	$12,279
Hedge funds	—	—	176,951	176,951
Limited partnership interests	—	—	4,197	4,197
Fixed income securities:
Corporate debt securities	—	34,204	—	34,204
Mutual funds	93,033	—	—	93,033
U.S. government securities	12,630	—	—	12,630
Common/collective trusts	—	47,178	—	47,178
Other	—	5,366	—	5,366
Total investments	$105,663	$99,027	$181,148	$385,838

	July 28, 2012
(in thousands)	Level 1	Level 2	Level 3	Total

Equity securities:
Corporate stock	$7,036	$—	$—	$7,036
Mutual funds	10,387	—	—	10,387
Common/collective trusts	—	57,630	—	57,630
Hedge funds	—	—	109,026	109,026
Limited partnership interests	—	—	23,048	23,048
Fixed income securities:
Corporate debt securities	—	44,149	—	44,149
Mutual funds	126,585	—	—	126,585
U.S. government securities	6,952	—	—	6,952
Other	—	5,086	—	5,086
Total investments	$150,960	$106,865	$132,074	$389,899

The table below sets forth a summary of changes in the fair value of our Pension Plan’s Level 3 investment assets for the fiscal years 2013 and 2012.

	Fiscal years
(in thousands)	2013	2012

Balance, beginning of year	$132,074	$163,219
Purchases	133,462	32,697
Sales	(96,672)	(63,431)
Realized gains	15,257	5,998
Unrealized losses relating to investments sold	(17,041)	(9,278)
Unrealized gains relating to investments still held	14,068	2,869
Balance, end of year	$181,148	$132,074

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

	July 31,	July 31,	July 31,
	2013	2012	2011
Pension Plan:
Discount rate	4.70%	3.80%	5.30%
Expected long-term rate of return on plan assets	6.50%	7.00%	7.50%
SERP Plan:
Discount rate	4.50%	3.60%	5.00%
Postretirement Plan:
Discount rate	4.70%	3.80%	5.10%
Initial health care cost trend rate	8.00%	8.00%	8.00%
Ultimate health care cost trend rate	8.00%	8.00%	8.00%

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

Expected long-term rate of return on plan assets.  The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested by the Pension Plan to provide for the plan’s obligations.  At August 3, 2013, we lowered the expected long-term rate of return on plan assets from 7.0% to 6.5%.  We estimate the expected average long-term rate of return on assets based on historical returns, our future asset performance expectations using currently available market and other data and the advice of our outside actuaries and advisors.  To the extent the actual rate of return on assets realized over the course of a year is greater than the assumed rate, that year’s annual pension expense is not affected.  Rather this gain reduces future pension expense over a period of approximately 25 years.  To the extent the actual rate of return on assets is less than the assumed rate, that year’s annual pension expense is likewise not affected.  Rather this loss increases pension expense over approximately 25 years.

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

Significant assumptions utilized in the calculation of our projected benefit obligations as of August 3, 2013 and future expense requirements for our Pension Plan, SERP Plan and Postretirement Plan, and sensitivity analysis related to changes in these assumptions, are as follows:

			Using Sensitivity Rate
			(Decrease)/	(Decrease)/
		Sensitivity	Increase in	Increase in
	Actual	Rate	Liability	Expense
	Rate	Increase/(Decrease)	(in millions)	(in millions)
Pension Plan:
Discount rate	4.70%	0.25%	$(16.8)	$(0.3)
Expected long-term rate of return on plan assets	6.50%	(0.50)%	N/A	$1.9
SERP Plan:
Discount rate	4.50%	0.25%	$(3.0)	$0.1
Postretirement Plan:
Discount rate	4.70%	0.25%	$(0.3)	$—
Ultimate health care cost trend rate	8.00%	1.00%	$1.6	$0.2

NOTE 11.  DISTRIBUTIONS TO STOCKHOLDERS

On March 28, 2012, the Board of Directors of NMG declared a cash dividend (the 2012 Dividend) of $435 per share of its outstanding common stock resulting in total distributions to our stockholders and certain option holders (including related expenses) of $449.3 million.  The 2012 Dividend was paid on March 30, 2012 to stockholders of record at the close of business on March 28, 2012.

NOTE 12.  STOCK-BASED COMPENSATION

The Company has approved equity-based management arrangements, which authorize equity awards to be granted to certain management employees for up to 115,792 shares of the common stock of the Company.  Options generally vest over four to five years and expire six to eight years from the date of grant.

The exercise prices of certain of our options escalate at a 10% compound rate per year (Accreting Options) until the earliest to occur of (i) exercise, (ii) a defined anniversary of the date of grant (four to five years) or (iii) the occurrence of a change of control.  However, in the event the Principal Stockholders cause the sale of shares of the Company to an unaffiliated entity, the exercise price will cease to accrete at the time of the sale with respect to a pro rata portion of the Accreting Options.  The exercise price with respect to all other options (Fixed Price Options) is fixed at the grant date.

Stock Option Modifications.  In connection with the payment of the 2012 Dividend in the third quarter of fiscal year 2012, the Company adjusted the exercise price of 45,812 unvested options outstanding on the payment date by the per share amount of the 2012 Dividend of $435 per share.  Holders of 47,055 vested options received a cash payment in respect of their vested options equal to 50% of the per share amount of the 2012 Dividend ($217.50 per share) and a decrease in the exercise price of their vested options for the remaining 50% of the per share amount of the 2012 Dividend.  There was no expense to the Company as a result of the stock option modification triggered by the payment of the 2012 Dividend as the post-modification fair values of both vested and unvested options outstanding were less than the pre-modification fair values.

Outstanding Stock Options.  A summary of the stock option activity for fiscal year 2013 is as follows:

	Fiscal year ended August 3, 2013
		Weighted	Weighted Average
		Average	Remaining
		Exercise	Contractual Life
	Shares	Price	(years)
Outstanding at beginning of fiscal year	96,180	$1,214
Granted	12,400	1,987
Exercised	(4,288)	1,064
Forfeited	(1,272)	1,363
Expired	(894)	1,228
Outstanding at end of fiscal year	102,126	$1,344	4.6
Options exercisable at end of fiscal year	64,173	$1,200	4.2

At August 3, 2013, Accreting Options were outstanding for 30,550 shares and Fixed Price Options were outstanding for 71,576 shares.  The total grant date fair value of stock options that vested during the year was $13.8 million in fiscal year 2013, $6.4 million in fiscal year 2012 and $5.7 million in fiscal year 2011.  The total intrinsic value of stock options exercised during the year was $3.6 million in fiscal year 2013 and $7.5 million in fiscal year 2012.

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

We use the Black-Scholes option-pricing model to determine the fair value of our options as of the date of grant.  We used the following assumptions to estimate the fair value for stock options at grant date:

	Fiscal year ended
	August 3, 2013		July 28, 2012		July 30, 2011
	Fixed Price	Accreting	Fixed Price	Accreting	Fixed Price	Accreting
	Options	Options	Options	Options	Options	Options
Options granted	10,860	1,540	19,828	10,678	10,000	650
Weighted average exercise price	$1,996	$1,928	$1,844	$2,028	$1,576	$1,907
Weighted term in years	5	6	7	7	7	8
Weighted average volatility	54.2%	52.5%	49.0%	49.0%	47.6%	47.9%
Risk-free interest rate	0.7% - 1.0%	0.7% - 1.0%	1.5% - 1.6%	1.5% - 1.6%	1.9% - 2.5%	2.5%
Dividend yield	—	—	—	—	—	—
Weighted average fair value	$947	$696	$940	$714	$807	$720

Expected volatility is based on estimates of implied volatility of our peer group.

We recognize compensation expense for stock options on a straight-line basis over the vesting period.  We recognized non-cash stock compensation expense of $9.7 million in fiscal year 2013, $6.9 million in fiscal year 2012 and $3.9 million in fiscal year 2011, which is included in selling, general and administrative expenses.  At August 3, 2013, unearned non-cash stock-based compensation that we expect to recognize as expense through fiscal year 2018 aggregates approximately $29.2 million.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table shows the components of accumulated other comprehensive loss (amounts are recorded net of related income taxes):

	August 3,	July 28,
(in thousands)	2013	2012

Unrealized loss on financial instruments	$(3,999)	$(5,592)
Unrealized loss on unfunded benefit obligations	(103,530)	(143,200)
Total accumulated other comprehensive loss	$(107,529)	$(148,792)

NOTE 14.  TRANSACTIONS WITH PRINCIPAL STOCKHOLDERS

Pursuant to a management services agreement with affiliates of the Principal Stockholders, and in exchange for ongoing consulting and management advisory services that are provided to us by the Principal Stockholders and their affiliates, affiliates of the Principal Stockholders receive an aggregate annual management fee equal to the lesser of (i) 0.25% of our consolidated annual revenues or (ii) $10 million.  Affiliates of the Principal Stockholders also receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with services provided pursuant to the agreement.  These management fees are payable quarterly in arrears.  We recorded management fees of $10.0 million in each of fiscal year 2013, fiscal year 2012 and fiscal year 2011, which are included in selling, general and administrative expenses in the Consolidated Statements of Earnings.

The management services agreement also provides that affiliates of the Principal Stockholders may receive future fees in connection with certain future financing and acquisition or disposition transactions.  The management services agreement includes customary exculpation and indemnification provisions in favor of the Principal Stockholders and their affiliates.

NOTE 15.  INCOME FROM CREDIT CARD PROGRAM

We maintain a proprietary credit card program through which credit is extended to customers and have a related marketing and servicing alliance with affiliates of Capital One Financial Corporation (Capital One).  Pursuant to our agreement with Capital One, which we refer to as the Program Agreement, Capital One offers proprietary credit card accounts to our customers under both the “Neiman Marcus” and “Bergdorf Goodman” brand names.  Effective July 1, 2013, we amended and extended the Program Agreement to July 2020 (renewable thereafter for three-year terms), subject to the early termination provisions.

Pursuant to the Program Agreement, we receive payments from Capital One based on sales transacted on our proprietary credit cards.  We may receive additional payments based on the profitability of the portfolio as determined under the Program Agreement depending on a number of factors including credit losses.  In addition, we receive payments from Capital One for marketing and servicing activities we provide to Capital One.

NOTE 16.  COMMITMENTS AND CONTINGENCIES

Leases.  We lease certain property and equipment under various operating leases.  The leases provide for monthly fixed rentals and/or contingent rentals based upon sales in excess of stated amounts and normally require us to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs.  Generally, the leases have primary terms ranging from two to 99 years and include renewal options ranging from two to 80 years.

Rent expense and related occupancy costs under operating leases is as follows:

	Fiscal year ended
	August 3,	July 28,	July 30,
(in thousands)	2013	2012	2011

Minimum rent	$60,100	$58,300	$55,800
Contingent rent	28,200	25,600	23,900
Other occupancy costs	16,300	14,800	14,400
Amortization of deferred real estate credits	(7,900)	(6,800)	(6,500)
Total rent expense	$96,700	$91,900	$87,600

Future minimum rental commitments, excluding renewal options, under non-cancelable leases are as follows: fiscal year 2014—$61.9 million; fiscal year 2015—$60.2 million; fiscal year 2016—$58.3 million; fiscal year 2017—$54.6 million; fiscal year 2018—$51.6 million; all fiscal years thereafter—$628.6 million.

Long-term Incentive Plan.  We have a long-term incentive plan (Long-term Incentive Plan) that provides for a cash incentive payable to certain employees upon a change of control, as defined, subject to the attainment of certain performance objectives.  Performance objectives and targets are based on cumulative EBITDA (as defined in the plan) percentages for rolling three year periods beginning in fiscal year 2006.  Earned awards for each completed performance period will be credited to a book account and will earn interest at a contractually defined annual rate until the award is paid.  Awards will be paid upon a change of control, as defined, or an initial public offering, as defined, subject to the requirement that, in each case, the internal rate of return to the Principal Stockholders is positive.  As of August 3, 2013, the vested participant balance in the Long-term Incentive Plan aggregated $10.6 million.

Cash Incentive Plan.  We also have a cash incentive plan (Cash Incentive Plan) to aid in the retention of certain key executives.  The Cash Incentive Plan provides for the creation of a $14 million cash bonus pool.  Each participant in the Cash Incentive Plan will be entitled to a cash bonus upon the earlier to occur of a change of control, as defined, or an initial public offering, as defined, subject to the requirement that, in each case, the internal rate of return to the Principal Stockholders is positive.

Litigation.  On April 30, 2010, a Class Action Complaint for Injunction and Equitable Relief was filed in the United States District Court for the Central District of California by Sheila Monjazeb, individually and on behalf of other members of the general public similarly situated, against the Company, Newton Holding, LLC, TPG Capital, L.P. and Warburg Pincus LLC.  On July 12, 2010, all defendants except for the Company were dismissed without prejudice, and on August 20, 2010, this case was refiled in the Superior Court of California for San Francisco County.  This complaint, along with a similar class action lawsuit originally filed by Bernadette Tanguilig in 2007, alleges that the Company has engaged in various violations of the California Labor Code and Business and Professions Code, including without limitation 1) asking employees to work “off the clock,” 2) failing to provide meal and rest breaks to its employees, 3) improperly calculating deductions on paychecks delivered to its employees and 4) failing to provide a chair or allow employees to sit during shifts.  On October 24, 2011, the court granted the Company’s motion to compel Ms. Monjazeb and a co-plaintiff to participate in the Company’s Mandatory Arbitration Agreement, foreclosing a class action in that case.  The court then determined that Ms. Tanguilig could not represent employees who are subject to our Mandatory Arbitration Agreement, thereby limiting the putative class action to those associates who were employed between December 2004 and July 15, 2007 (the effective date of our Mandatory Arbitration Agreement).  Ms. Monjazeb filed a demand for arbitration as a class action, which is prohibited under the Mandatory Arbitration Agreement.  In response to Ms. Monjazeb’s demand for arbitration as a class action, the American

Arbitration Association (AAA) referred the resolution of such request back to the arbitrator.  We filed a motion to stay the decision of the AAA pending a ruling by the trial court; the trial court determined that the arbitration agreement was unenforceable due to a recent California case.  We asserted that the trial court does not have jurisdiction to change its earlier determination of the enforceability of the arbitration agreement and appealed the court’s decision to the court of appeals.  In addition, the National Labor Relations Board (NLRB) has issued a complaint alleging that the Mandatory Arbitration Agreement’s class action prohibition violates employees’ rights to engage in concerted activity, which is being submitted to the administrative law judge in late September for determination, unless the NLRB in Washington, D.C., dismisses the matter entirely based upon our previous settlement of the issues surrounding the 2007 Arbitration Agreement with the NLRB.  We will continue to vigorously defend our interests in these matters.  Currently, we cannot reasonably estimate the amount of loss, if any, arising from these matters.  We will continue to evaluate these matters based on subsequent events, new information and future circumstances.

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

Other.  We had no outstanding irrevocable letters of credit relating to purchase commitments and insurance and other liabilities at August 3, 2013.  We had approximately $5.1 million in surety bonds at August 3, 2013 relating primarily to merchandise imports and state sales tax and utility requirements.

NOTE 17.  SEGMENT REPORTING

We have identified two reportable segments: Specialty Retail Stores and Online.  The Specialty Retail Stores segment aggregates the activities of our Neiman Marcus and Bergdorf Goodman retail stores, including Last Call stores.  The Online segment conducts online and supplemental print catalog operations under the Neiman Marcus, Bergdorf Goodman, Last Call and Horchow brand names.  Both the Specialty Retail Stores and Online segments derive their revenues from the sales of high-end fashion apparel, accessories, cosmetics and fragrances from leading designers, precious and fashion jewelry and decorative home accessories.

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

The following tables set forth the information for our reportable segments:

	Fiscal year ended
	August 3,	July 28,	July 30,
(in thousands)	2013	2012	2011

REVENUES
Specialty Retail Stores	$3,616,938	$3,466,628	$3,245,153
Online	1,031,311	878,746	757,119
Total	$4,648,249	$4,345,374	$4,002,272

OPERATING EARNINGS
Specialty Retail Stores	$411,435	$391,197	$344,946
Online	157,703	132,360	113,033
Corporate expenses	(62,190)	(68,346)	(65,714)
Equity in loss of foreign e-commerce retailer	(13,125)	(1,514)	—
Amortization of intangible assets and favorable lease commitments	(47,436)	(50,123)	(62,548)
Total	$446,387	$403,574	$329,717

CAPITAL EXPENDITURES
Specialty Retail Stores	$119,065	$126,485	$73,062
Online	27,440	26,353	21,119
Total	$146,505	$152,838	$94,181

DEPRECIATION EXPENSE
Specialty Retail Stores	$111,964	$106,288	$108,192
Online	24,081	18,660	17,932
Other	5,470	5,171	6,309
Total	$141,515	$130,119	$132,433

	August 3,	July 28,	July 30,
	2013	2012	2011
ASSETS
Tangible assets of Specialty Retail Stores	$1,818,888	$1,777,112	$1,640,450
Tangible assets of Online	219,230	200,553	179,792
Corporate assets:
Intangible assets related to Specialty Retail Stores	2,604,600	2,651,481	2,698,363
Intangible assets related to Online	440,981	441,536	444,777
Other	216,542	131,173	401,387
Total	$5,300,241	$5,201,855	$5,364,769

The following table presents our revenues by merchandise category as a percentage of net sales:

	Years ended
	August 3, 2013	July 28, 2012	July 30, 2011
Women’s Apparel	31%	34%	35%
Women’s Shoes, Handbags and Accessories	27	25	24
Men’s Apparel and Shoes	12	12	12
Designer and Precious Jewelry	12	11	11
Cosmetics and Fragrances	11	11	10
Home Furnishings and Décor	5	6	6
Other	2	1	2
	100%	100%	100%

NOTE 18.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

2028 Debentures.  All of NMG’s obligations under the 2028 Debentures are guaranteed by the Company.  The guarantee by the Company is full and unconditional.  The Company’s guarantee of the 2028 Debentures is subject to automatic release if the requirements for legal defeasance or covenant defeasance of the 2028 Debentures are satisfied, or if NMG’s obligations under the indenture governing the 2028 Debentures are discharged.  Currently, the Company’s non-guarantor subsidiaries under the 2028 Debentures consist principally of Bergdorf Goodman, Inc., through which NMG conducts the operations of its Bergdorf Goodman stores, and NM Nevada Trust, which holds legal title to certain real property and intangible assets used by NMG in conducting its operations.

The following condensed consolidating financial information represents the financial information of Neiman Marcus Group LTD Inc. and its non-guarantor subsidiaries under the 2028 Debentures, prepared on the equity basis of accounting.  The information is presented in accordance with the requirements of Rule 3-10 under the SEC’s Regulation S-X. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the non-guarantor subsidiaries operated as independent entities.

	August 3, 2013
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$135,827	$849	$—	$136,676
Merchandise inventories	—	909,332	109,507	—	1,018,839
Other current assets	—	117,313	13,149	—	130,462
Total current assets	—	1,162,472	123,505	—	1,285,977
Property and equipment, net	—	795,798	106,046	—	901,844
Goodwill	—	1,107,753	155,680	—	1,263,433
Intangible assets, net	—	245,756	1,536,392	—	1,782,148
Other assets	—	38,835	28,004	—	66,839
Investments in subsidiaries	831,038	1,845,022	—	(2,676,060)	—
Total assets	$831,038	$5,195,636	$1,949,627	$(2,676,060)	$5,300,241
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$354,249	$32,289	$—	$386,538
Accrued liabilities	—	319,358	70,810	—	390,168
Total current liabilities	—	673,607	103,099	—	776,706
Long-term liabilities:
Long-term debt	—	2,697,077	—	—	2,697,077
Deferred income taxes	—	639,381	—	—	639,381
Other long-term liabilities	—	354,533	1,506	—	356,039
Total long-term liabilities	—	3,690,991	1,506	—	3,692,497
Total stockholders’ equity	831,038	831,038	1,845,022	(2,676,060)	831,038
Total liabilities and stockholders’ equity	$831,038	$5,195,636	$1,949,627	$(2,676,060)	$5,300,241

	July 28, 2012
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$48,308	$945	$—	$49,253
Merchandise inventories	—	838,837	100,980	—	939,817
Other current assets	—	141,913	12,752	—	154,665
Total current assets	—	1,029,058	114,677	—	1,143,735
Property and equipment, net	—	788,320	106,158	—	894,478
Goodwill	—	1,107,753	155,680	—	1,263,433
Intangible assets, net	—	280,848	1,548,736	—	1,829,584
Other assets	—	41,113	29,512	—	70,625
Investments in subsidiaries	615,543	1,853,889	—	(2,469,432)	—
Total assets	$615,543	$5,100,981	$1,954,763	$(2,469,432)	$5,201,855
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$303,397	$28,011	$—	$331,408
Accrued liabilities	—	322,699	71,122	—	393,821
Total current liabilities	—	626,096	99,133	—	725,229
Long-term liabilities:
Long-term debt	—	2,781,882	—	—	2,781,882
Deferred income taxes	—	626,605	—	—	626,605
Other long-term liabilities	—	450,855	1,741	—	452,596
Total long-term liabilities	—	3,859,342	1,741	—	3,861,083
Total stockholders’ equity	615,543	615,543	1,853,889	(2,469,432)	615,543
Total liabilities and stockholders’ equity	$615,543	$5,100,981	$1,954,763	$(2,469,432)	$5,201,855

	Fiscal year ended August 3, 2013
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$3,875,580	$772,669	$—	$4,648,249
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,500,640	494,723	—	2,995,363
Selling, general and administrative expenses (excluding depreciation)	—	921,850	135,946	—	1,057,796
Income from credit card program	—	(48,635)	(4,738)	—	(53,373)
Depreciation expense	—	127,606	13,909	—	141,515
Amortization of intangible assets and favorable lease commitments	—	35,092	12,344	—	47,436
Equity in loss of foreign e-commerce retailer	—	—	13,125	—	13,125
Operating earnings	—	339,027	107,360	—	446,387
Interest expense, net	—	168,952	3	—	168,955
Intercompany royalty charges (income)	—	130,459	(130,459)	—	—
Equity in (earnings) loss of subsidiaries	(163,699)	(237,816)	—	401,515	—
Earnings (loss) before income taxes	163,699	277,432	237,816	(401,515)	277,432
Income tax expense	—	113,733	—	—	113,733
Net earnings (loss)	$163,699	$163,699	$237,816	$(401,515)	$163,699
Total other comprehensive earnings (loss), net of tax	41,263	41,263	—	(41,263)	41,263
Total comprehensive earnings (loss)	$204,962	$204,962	$237,816	$(442,778)	$204,962

	Fiscal year ended July 28, 2012
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$3,607,190	$738,184	$—	$4,345,374
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,319,516	475,197	—	2,794,713
Selling, general and administrative expenses (excluding depreciation)	—	890,677	126,225	—	1,016,902
Income from credit card program	—	(46,957)	(4,614)	—	(51,571)
Depreciation expense	—	116,142	13,977	—	130,119
Amortization of intangible assets and favorable lease commitments	—	37,224	12,899	—	50,123
Equity in loss of foreign e-commerce retailer	—	—	1,514	—	1,514
Operating earnings	—	290,588	112,986	—	403,574
Interest expense, net	—	175,232	5	—	175,237
Intercompany royalty charges (income)	—	204,181	(204,181)	—	—
Equity in (earnings) loss of subsidiaries	(140,086)	(317,162)	—	457,248	—
Earnings (loss) before income taxes	140,086	228,337	317,162	(457,248)	228,337
Income tax expense	—	88,251	—	—	88,251
Net earnings (loss)	$140,086	$140,086	$317,162	$(457,248)	$140,086
Total other comprehensive (loss) earnings, net of tax	(75,747)	(75,747)	—	75,747	(75,747)
Total comprehensive earnings (loss)	$64,339	$64,339	$317,162	$(381,501)	$64,339

	Fiscal year ended July 30, 2011
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$3,309,567	$692,705	$—	$4,002,272
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,148,421	440,873	—	2,589,294
Selling, general and administrative expenses (excluding depreciation)	—	812,825	121,477	—	934,302
Income from credit card program	—	(42,622)	(3,400)	—	(46,022)
Depreciation expense	—	118,328	14,105	—	132,433
Amortization of intangible assets and favorable lease commitments	—	49,649	12,899	—	62,548
Operating earnings	—	222,966	106,751	—	329,717
Interest expense, net	—	280,448	5	—	280,453
Intercompany royalty charges (income)	—	194,556	(194,556)	—	—
Equity in (earnings) loss of subsidiaries	(31,623)	(301,302)	—	332,925	—
Earnings (loss) before income taxes	31,623	49,264	301,302	(332,925)	49,264
Income tax expense	—	17,641	—	—	17,641
Net earnings (loss)	$31,623	$31,623	$301,302	$(332,925)	$31,623
Total other comprehensive earnings (loss), net of tax	33,229	33,229	—	(33,229)	33,229
Total comprehensive earnings (loss)	$64,852	$64,852	$301,302	$(366,154)	$64,852

	Fiscal year ended August 3, 2013
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$163,699	$163,699	$237,816	$(401,515)	$163,699
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	171,102	26,253	—	197,355
Loss on debt extinguishment	—	15,597	—	—	15,597
Equity in loss of foreign e-commerce retailer	—	—	13,125	—	13,125
Deferred income taxes	—	(19,439)	—	—	(19,439)
Other	—	5,785	(152)	—	5,633
Intercompany royalty income payable (receivable)	—	130,459	(130,459)	—	—
Equity in (earnings) loss of subsidiaries	(163,699)	(237,816)	—	401,515	—
Changes in operating assets and liabilities, net	—	95,260	(121,871)	—	(26,611)
Net cash provided by operating activities	—	324,647	24,712	—	349,359
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	—	(131,697)	(14,808)	—	(146,505)
Investment in foreign e-commerce retailer	—	—	(10,000)	—	(10,000)
Net cash used for investing activities	—	(131,697)	(24,808)	—	(156,505)
CASH FLOWS - FINANCING ACTIVITIES
Borrowings under Senior Secured Term Loan Facility	—	500,000	—	—	500,000
Borrowings under Senior Secured Asset-Based Revolving Credit Facility	—	100,000	—	—	100,000
Repayment of borrowings	—	(695,668)	—	—	(695,668)
Debt issuance costs paid	—	(9,763)	—	—	(9,763)
Net cash used for financing activities	—	(105,431)	—	—	(105,431)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	87,519	(96)	—	87,423
Beginning balance	—	48,308	945	—	49,253
Ending balance	$—	$135,827	$849	$—	$136,676

	Fiscal year ended July 28, 2012
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$140,086	$140,086	$317,162	$(457,248)	$140,086
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	161,823	26,876	—	188,699
Equity in loss of foreign e-commerce retailer	—	—	1,514	—	1,514
Deferred income taxes	—	(10,094)	—	—	(10,094)
Other	—	6,884	120	—	7,004
Intercompany royalty income payable (receivable)	—	204,181	(204,181)	—	—
Equity in (earnings) loss of subsidiaries	(140,086)	(317,162)	—	457,248	—
Changes in operating assets and liabilities, net	—	29,830	(97,229)	—	(67,399)
Net cash provided by operating activities	—	215,548	44,262	—	259,810
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	—	(138,216)	(14,622)	—	(152,838)
Investment in foreign e-commerce retailer	—	—	(29,421)	—	(29,421)
Net cash used for investing activities	—	(138,216)	(44,043)	—	(182,259)
CASH FLOWS - FINANCING ACTIVITIES
Borrowings under Senior Secured Asset-Based Revolving Credit Facility	—	175,000	—	—	175,000
Repayment of borrowings	—	(75,000)	—	—	(75,000)
Distributions to stockholders	—	(449,295)	—	—	(449,295)
Debt issuance costs paid	—	(594)	—	—	(594)
Net cash used for financing activities	—	(349,889)	—	—	(349,889)
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(272,557)	219	—	(272,338)
Beginning balance	—	320,865	726	—	321,591
Ending balance	$—	$48,308	$945	$—	$49,253

	Fiscal year ended July 30, 2011
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$31,623	$31,623	$301,302	$(332,925)	$31,623
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	182,638	27,004	—	209,642
Loss on debt extinguishment	—	70,388	—	—	70,388
Deferred income taxes	—	3,967	—	—	3,967
Other	—	6,819	263	—	7,082
Intercompany royalty income payable (receivable)	—	194,556	(194,556)	—	—
Equity in (earnings) loss of subsidiaries	(31,623)	(301,302)	—	332,925	—
Changes in operating assets and liabilities, net	—	75,471	(125,789)	—	(50,318)
Net cash provided by operating activities	—	264,160	8,224	—	272,384
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	—	(85,839)	(8,342)	—	(94,181)
Net cash used for investing activities	—	(85,839)	(8,342)	—	(94,181)
CASH FLOWS - FINANCING ACTIVITIES
Borrowings under Senior Secured Term Loan Facility	—	554,265	—	—	554,265
Repayment of borrowings	—	(797,937)	—	—	(797,937)
Debt issuance costs paid	—	(33,947)	—	—	(33,947)
Net cash used for financing activities	—	(277,619)	—	—	(277,619)
CASH AND CASH EQUIVALENTS
Decrease during the period	—	(99,298)	(118)	—	(99,416)
Beginning balance	—	420,163	844	—	421,007
Ending balance	$—	$320,865	$726	$—	$321,591

NOTE 19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Fiscal year 2013
(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$1,068.5	$1,362.4	$1,098.3	$1,119.0	$4,648.2
Gross profit (1)	$423.1	$440.7	$435.0	$354.1	$1,652.9
Net earnings (2)	$49.6	$40.4	$70.8	$2.9	$163.7

	Fiscal year 2012

Revenues	$1,003.1	$1,279.1	$1,057.7	$1,005.5	$4,345.4
Gross profit (1)	$395.7	$419.8	$429.7	$305.5	$1,550.7
Net earnings (loss)	$48.4	$40.1	$62.6	$(11.0)	$140.1

(1)         Gross profit includes revenues less cost of goods sold including buying and occupancy costs (excluding depreciation).

(2)         For fiscal year 2013, net earnings include a $15.6 million pretax charge related to a loss on debt extinguishment recorded in the second quarter.

NOTE 20.  SUBSEQUENT EVENT

On September 9, 2013, we entered into an Agreement and Plan of Merger (the Merger Agreement) with NM Mariposa Holdings, Inc. and Mariposa Merger Sub LLC, both of which are owned by an investment group consisting of investment funds affiliated with Ares Management LLC and Canada Pension Plan Investment Board (collectively, our Future Sponsors).  Under the Merger Agreement, we will be acquired for a purchase price based on a total enterprise value of $6.0 billion (the Future Sponsors’ Acquisition).  A portion of the purchase price will be used at closing to repay all amounts outstanding under our existing senior secured credit facilities.  The currently outstanding 7.125% Senior Debentures due 2028 are expected to remain outstanding immediately following the closing of the transaction in accordance with the terms of the indenture governing such debentures.  Consummation of the merger is subject to various conditions, including (i) the absence of a material adverse effect on the Company, as defined in the Merger Agreement, (ii) the expiration or termination of any applicable waiting period under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976 (which has now occurred) and (iii) the completion of the marketing period related to financing of the Future Sponsors’ Acquisition as provided for under the Merger Agreement.  We currently anticipate the closing date for the Future Sponsors’ Acquisition to occur in October or November 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEIMAN MARCUS GROUP LTD INC.

	By:	/S/ JAMES E. SKINNER
James E. Skinner Executive Vice President, Chief Operating Officer and Chief Financial Officer

Dated: September 25, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KAREN W. KATZ	President and Chief Executive Officer, Director	September 25, 2013
Karen W. Katz

/s/ JAMES E. SKINNER	Executive Vice President, Chief Operating Officer and Chief Financial Officer	September 25, 2013
James E. Skinner
(principal financial officer)

/s/ T. DALE STAPLETON	Senior Vice President and Chief Accounting Officer	September 25, 2013
T. Dale Stapleton
(principal accounting officer)

/s/ DAVID A. BARR	Director	September 25, 2013
David A. Barr

/s/ JONATHAN COSLET	Director	September 25, 2013
Jonathan Coslet

/s/ JAMES G. COULTER	Director	September 25, 2013
James G. Coulter

/s/ JOHN G. DANHAKL	Director	September 25, 2013
John G. Danhakl

/s/ SIDNEY LAPIDUS	Director	September 25, 2013
Sidney Lapidus

/s/ KEWSONG LEE	Director	September 25, 2013
Kewsong Lee

/s/ SUSAN C. SCHNABEL	Director	September 25, 2013
Susan C. Schnabel

/s/ BURTON M. TANSKY	Director	September 25, 2013
Burton M. Tansky

/s/ CARRIE WHEELER	Director	September 25, 2013
Carrie Wheeler

SCHEDULE II

Neiman Marcus Group LTD Inc.

Valuation and Qualifying Accounts and Reserves

(in thousands)

Three years ended August 3, 2013

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Reserve for estimated sales returns

Year ended August 3, 2013	$34,015	$739,968	$—	$(736,613	)(A)	$37,370

Year ended July 28, 2012	$28,558	$694,632	$—	$(689,175	)(A)	$34,015

Year ended July 30, 2011	$25,167	$590,143	$—	$(586,752	)(A)	$28,558

Reserves for self-insurance

Year ended August 3, 2013	$36,187	$74,643	$—	$(73,204	)(B)	$37,626

Year ended July 28, 2012	$34,969	$64,532	$—	$(63,314	)(B)	$36,187

Year ended July 30, 2011	$36,041	$60,971	$—	$(62,043	)(B)	$34,969

(A)                               Gross margin on actual sales returns, net of commissions.

(B)                               Claims and expenses paid, net of employee contributions.