Form 10-Q
period 2013-11-02
Neiman Marcus Group LTD LLC
filed 2013-12-17
CIK 1358651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 2, 2013

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file no. 333-133184-12

Neiman Marcus Group LTD LLC

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

There was one unit of the registrant’s membership units, par value $0.001 per unit, outstanding at December 10, 2013.

NEIMAN MARCUS GROUP LTD LLC

INDEX

		Page
Part I.	Financial Information

Item 1.	Condensed Consolidated Balance Sheets as of November 2, 2013 (Successor), August 3, 2013 (Predecessor) and October 27, 2012 (Predecessor)	1

	Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended November 2, 2013 (Predecessor) and October 27, 2012 (Predecessor)	2

	Condensed Consolidated Statements of Comprehensive (Loss) Earnings for the Thirteen Weeks Ended November 2, 2013 (Predecessor) and October 27, 2012 (Predecessor)	3

	Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended November 2, 2013 (Successor), November 2, 2013 (Predecessor) and October 27, 2012 (Predecessor)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42

Item 4.	Controls and Procedures	42

Part II.	Other Information

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Mine Safety Disclosures	47

Item 5.	Other Information	47

Item 6.	Exhibits	48

Signature		50

NEIMAN MARCUS GROUP LTD LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except units/shares)	November 2, 2013	August 3, 2013	October 27, 2012
	(Successor)	(Predecessor)	(Predecessor)
ASSETS
Current assets:
Cash and cash equivalents	$78,987	$136,676	$69,396
Merchandise inventories	1,290,891	1,018,839	1,121,342
Deferred income taxes	—	27,645	19,761
Other current assets	192,256	102,817	106,264
Total current assets	1,562,134	1,285,977	1,316,763

Property and equipment, net	1,094,628	901,844	900,654
Goodwill	2,559,771	1,263,433	1,263,433
Intangible assets, net	3,461,753	1,782,148	1,817,671
Other assets	179,343	66,839	65,925
Total assets	$8,857,629	$5,300,241	$5,364,446

LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$354,133	$386,538	$314,516
Accrued liabilities	448,006	390,168	454,876
Other current liabilities	29,500	—	—
Total current liabilities	831,639	776,706	769,392

Long-term liabilities:
Long-term debt	4,727,375	2,697,077	2,856,931
Deferred income taxes	1,469,763	639,381	622,505
Deferred real estate credits	—	104,366	106,764
Other long-term liabilities	242,015	251,673	337,252
Total long-term liabilities	6,439,153	3,692,497	3,923,452

Predecessor:
Common stock (par value $0.01 per share, 4,000,000 shares authorized and 1,019,728 shares issued and outstanding at August 3, 2013 and 1,018,846 shares issued and outstanding at October 27, 2012)	—	10	10

Successor:
Membership unit (par value $0.001 per unit, 1 unit issued and outstanding at November 2, 2013)	—	—	—

Additional paid-in capital	1,586,837	1,005,833	998,171
Accumulated other comprehensive loss	—	(107,529)	(145,219)
Accumulated deficit	—	(67,276)	(181,360)
Total member equity	1,586,837	831,038	671,602
Total liabilities and member equity	$8,857,629	$5,300,241	$5,364,446

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Thirteen weeks ended
(in thousands)	November 2, 2013	October 27, 2012
	(Predecessor)	(Predecessor)

Revenues	$1,129,138	$1,068,538
Cost of goods sold including buying and occupancy costs (excluding depreciation)	685,408	645,452
Selling, general and administrative expenses (excluding depreciation)	266,543	257,094
Income from credit card program	(14,653)	(11,947)
Depreciation expense	34,239	33,495
Amortization of intangible assets	7,251	7,528
Amortization of favorable lease commitments	4,469	4,385
Other expenses	113,745	4,704

Operating earnings	32,136	127,827

Interest expense, net	37,315	45,091

(Loss) earnings before income taxes	(5,179)	82,736

Income tax expense	7,919	33,121

Net (loss) earnings	$(13,098)	$49,615

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS

(UNAUDITED)

	Thirteen weeks ended
(in thousands)	November 2, 2013	October 27, 2012
	(Predecessor)	(Predecessor)

Net (loss) earnings	$(13,098)	$49,615

Other comprehensive earnings:
Change in unrealized loss on financial instruments, net of tax of $396 and $346	610	531
Reclassification of realized loss on financial instruments to earnings, net of tax of $145 and $563	224	865
Change in unrealized loss on unfunded benefit obligations, net of tax of $319 and $1,416	490	2,177
Total other comprehensive earnings	1,324	3,573

Total comprehensive (loss) earnings	$(11,774)	$53,188

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Thirteen weeks ended
(in thousands)	November 2, 2013	November 2, 2013	October 27, 2012
	(Successor)	(Predecessor)	(Predecessor)
CASH FLOWS - OPERATING ACTIVITIES
Net (loss) earnings	$—	$(13,098)	$49,615
Adjustments to reconcile net (loss) earnings to net cash (used for) provided by operating activities:
Depreciation and amortization expense	—	48,425	47,515
Equity in loss of foreign e-commerce retailer	—	1,523	2,033
Deferred income taxes	—	(6,326)	(3,701)
Other	—	5,002	4,660
	—	35,526	100,122
Changes in operating assets and liabilities:
Merchandise inventories	—	(142,417)	(181,525)
Other current assets	—	12,111	25,917
Other assets	—	(1,484)	1,308
Accounts payable and accrued liabilities	(98,258)	107,091	38,406
Deferred real estate credits	—	1,484	875
Payment of deferred compensation	(16,623)	—	—
Net cash (used for) provided by operating activities	(114,881)	12,311	(14,897)

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	—	(35,959)	(39,960)
Acquisition of Neiman Marcus Group LTD LLC	(3,388,285)	—	—
Net cash used for investing activities	(3,388,285)	(35,959)	(39,960)

CASH FLOWS - FINANCING ACTIVITIES
Borrowings under senior secured asset-based revolving credit facility	125,000	—	—
Borrowings under former senior secured asset-based revolving credit facility	—	130,000	100,000
Repayment of borrowings under former senior secured asset-based revolving credit facility	(145,000)	—	(25,000)
Borrowings under senior secured term loan facility	2,950,000	—	—
Repayment of borrowings under former senior secured term loan facility	(2,433,096)	(126,904)	—
Borrowings under cash pay notes	960,000	—	—
Borrowings under PIK toggle notes	600,000	—	—
Debt issuance costs paid	(147,375)	—	—
Cash equity contributions	1,556,500	—	—
Net cash provided by financing activities	3,466,029	3,096	75,000

CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	(37,137)	(20,552)	20,143
Beginning balance	116,124	136,676	49,253
Ending balance	$78,987	$116,124	$69,396

Supplemental Schedule of Cash Flow Information
Cash paid (received) during the period for:
Interest	$54	$40,789	$52,382
Income taxes	$—	$7,544	$(7,047)
Non-cash activities:
Equity contribution from management	$30,337	$—	$—

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.              Basis of Presentation

Neiman Marcus Group LTD LLC (the Company) is a luxury retailer conducting integrated store and online operations principally under the Neiman Marcus and Bergdorf Goodman brand names.  References to “we,” “our” and “us” are used to refer to the Company or to the Company and its subsidiaries, as appropriate to the context.  Prior to October 25, 2013, the Company (formerly Neiman Marcus Group LTD Inc.) was a subsidiary of Newton Holding, LLC, which was controlled by investment funds affiliated with TPG Global, LLC (together with its affiliates, TPG) and Warburg Pincus LLC (together with TPG, the Former Sponsors).  On October 25, 2013, the Company merged with and into Mariposa Merger Sub LLC (Mariposa) pursuant to an Agreement and Plan of Merger dated September 9, 2013, by and among NM Mariposa Holdings, Inc. (Parent), Mariposa and the Company, with the Company surviving the merger (the Acquisition).  As a result of the Acquisition, the Company is now a direct subsidiary of Mariposa Intermediate Holdings LLC (Holdings), which in turn is a direct subsidiary of Parent. Parent is controlled by private investment funds affiliated with Ares Management LLC and Canada Pension Plan Investment Board (together, the Sponsors).  On October 28, 2013, Neiman Marcus Group LTD Inc. converted from a Delaware corporation to a Delaware limited liability company.

The Company’s operations are conducted through its wholly owned subsidiary, The Neiman Marcus Group LLC (formerly The Neiman Marcus Group, Inc.) (NMG).  On October 28, 2013, The Neiman Marcus Group, Inc. converted from a Delaware corporation to a Delaware limited liability company.  We report our store operations as our Specialty Retail Stores segment and our online operations as our Online segment.  Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  All references to the first quarter of fiscal year 2014 relate to the thirteen weeks ended November 2, 2013.  All references to the first quarter of fiscal year 2013 relate to the thirteen weeks ended October 27, 2012.

The accompanying unaudited Condensed Consolidated Financial Statements are presented as “Predecessor” or “Successor” to indicate whether they relate to the period preceding the Acquisition or the period succeeding the Acquisition, respectively.  The Acquisition and the preliminary allocation of the purchase price have been recorded for accounting purposes as of November 2, 2013.  All significant intercompany accounts and transactions have been eliminated.

We have prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended August 3, 2013.  In our opinion, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the applicable interim periods.

The specialty retail industry is seasonal in nature, with a higher level of sales typically generated in the fall and holiday selling seasons.  Due to seasonal and other factors, the results of operations for the first quarter of fiscal year 2014 are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

A detailed description of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended August 3, 2013.

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

•                  measurement of liabilities related to our loyalty program;

•                  recognition of income taxes; and

•                  measurement of accruals for general liability, workers’ compensation and health insurance claims and pension and postretirement health care benefits.

Recent Accounting Pronouncements.  In July 2012, the Financial Accounting Standards Board (FASB) issued guidance to reduce the complexity and costs associated with interim and annual indefinite-lived intangible assets impairment tests.  This guidance allows an entity the option to make a qualitative evaluation about the likelihood of impairment to determine whether it should calculate the fair value of the indefinite-lived intangible assets.  While we adopted this guidance during the first quarter of fiscal year 2014, no impairment tests were required in the first quarter of fiscal year 2014.  We will perform our annual impairment tests in the fourth quarter of fiscal year 2014 and do not expect this guidance to have a material impact on our Condensed Consolidated Financial Statements.

In February 2013, the FASB issued guidance to improve the reporting of reclassifications out of accumulated other comprehensive earnings depending on the significance of the reclassifications and whether they are required by U.S. generally accepted accounting principles (GAAP).  We adopted this guidance during the first quarter of fiscal year 2014.  The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements.

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

2.              The Acquisition

As discussed in Note 1, the Acquisition was completed on October 25, 2013 and was financed by:

•                  borrowings of $75.0 million under our senior secured asset-based revolving credit facility (Asset-Based Revolving Credit Facility);

•                  borrowings of $2,950.0 million under our senior secured term loan facility (Senior Secured Term Loan Facility and, together with the Asset-Based Revolving Credit Facility, the Senior Secured Credit Facilities);

•                  issuance of 8.00% senior cash pay notes due 2021 (Cash Pay Notes);

•                  issuance of 8.75%/9.50% senior PIK toggle notes due 2021 (PIK Toggle Notes); and

•                  equity investments from Parent funded by direct and indirect equity investments from the Sponsors, certain co-investors and management.

The Acquisition occurred simultaneously with:

•                  the closing of the financing transactions and equity investments described previously;

•                  the termination of our former $700.0 million senior secured asset-based revolving credit facility (Former Asset-Based Revolving Credit Facility); and

•                  the termination of our former $2,560.0 million senior secured term loan facility (Former Senior Secured Term Loan Facility and, together with the Former Asset-Based Revolving Credit Facility, the Former Senior Secured Credit Facilities).

3.              Purchase Accounting

We have accounted for the Acquisition in accordance with the provisions of FASB Accounting Standards Codification Topic 805, Business Combinations, whereby the purchase price paid to effect the Acquisition is allocated to state the acquired assets and liabilities at fair value.  The Acquisition and the preliminary allocation of the purchase price have been recorded for accounting purposes as of November 2, 2013.  The sources and uses of funds in connection with the closing of the Acquisition on October 25, 2013 are summarized below (in millions):

Sources
Borrowings under new debt agreements:
Asset-Based Revolving Credit Facility	$75.0
Senior Secured Term Loan Facility	2,950.0
Cash Pay Notes	960.0
PIK Toggle Notes	600.0
Equity contributions - cash	1,556.5
Equity contributions - non-cash	30.3
Cash on hand	37.9
Total Sources	$6,209.7

Uses
Amounts paid to former equity holders	$3,386.2
Repayments of Former Senior Secured Credit Facilities	2,591.7
Debt issuance costs	147.4
Fees and expenses	84.4
Total Uses	$6,209.7

In connection with the preliminary purchase price allocation, we have made preliminary estimates of the fair values of our long-lived and intangible assets based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information, and in some cases, preliminary valuation results from independent valuation specialists.  As of November 2, 2013, we have recorded preliminary purchase accounting adjustments to increase the carrying value of our property and equipment and inventory, to revalue intangible assets for our tradenames, customer lists and favorable lease commitments and to revalue our long-term benefit plan obligations, among other things.  This preliminary allocation of the purchase price is subject to finalization of independent appraisals.  Further revisions to the purchase price allocation will be made as additional information becomes available and such revisions could be material.

The purchase price has been preliminarily allocated as follows (in millions):

Amounts paid to former equity holders (including $30.3 million management rollover)		$3,386.2
Capitalized transaction costs		32.4
Total consideration paid to effect the Acquisition		3,418.6

Net assets acquired at historical cost		821.9

Adjustments to state acquired assets at fair value:
1) Increase carrying value of merchandise inventories	$129.6
2) Increase carrying value of property and equipment	190.0
3) Revalue intangible assets to fair value:
Tradenames	678.1
Customer lists	281.3
Favorable lease commitments	732.0
4) Decrease carrying value of 2028 Debentures to fair value	0.2
5) Increase in carrying value of long-term benefit obligations to fair value, primarily pension obligations	(5.9)
6) Write-off historical deferred lease credits	103.8
7) Write-off historical debt issuance costs	(31.3)
8) Write-off historical goodwill	(1,263.4)
9) Payments made in settlement of unvested Predecessor stock options (Note 10)	50.2
10) Tax impact of valuation adjustments and other tax benefits	(827.7)
Total adjustments to state acquired assets at fair value		36.9
Net assets acquired at fair value		858.8

Excess purchase price related to the Acquisition recorded as goodwill		$2,559.8

Pro Forma Financial Information. The following unaudited pro forma results of operations assume that the Acquisition occurred on July 29, 2012. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Acquisition had actually occurred on that date, nor the results that may be obtained in the future.

	Thirteen weeks ended
(in thousands)	November 2, 2013	October 27, 2012

Revenues	$1,129,138	$1,068,538
Net earnings (loss)	32,615	(39,439)

4.              Fair Value Measurements

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

The following table shows the Company’s financial assets that are required to be measured at fair value on a recurring basis in our Condensed Consolidated Balance Sheets:

(in thousands)	Fair Value Hierarchy	November 2, 2013	August 3, 2013	October 27, 2012
		(Successor)	(Predecessor)	(Predecessor)
Other long-term assets:
Interest rate caps	Level 2	$—	$29	$265

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

Financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, credit card receivables and accounts payable, which approximate fair value due to their short-term nature.  We also determine the fair value of our long-term debt on a non-recurring basis, which results are summarized as follows:

		November 2, 2013		August 3, 2013		October 27, 2012
		(Successor)		(Predecessor)		(Predecessor)
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Asset-Based Revolving Credit Facility	Level 2	$125,000	$125,000	$—	$—	$—	$—
Senior Secured Term Loan Facility	Level 2	2,950,000	2,950,000	—	—	—	—
Cash Pay Notes	Level 2	960,000	960,000	—	—	—	—
PIK Toggle Notes	Level 2	600,000	600,000	—	—	—	—
2028 Debentures	Level 2	121,875	121,875	122,077	125,625	121,931	127,814
Former Asset-Based Revolving Credit Facility	Level 2	—	—	15,000	15,000	175,000	175,000
Former Senior Secured Term Loan Facility	Level 2	—	—	2,560,000	2,566,400	2,060,000	2,049,700
Senior Subordinated Notes	Level 2	—	—	—	—	500,000	495,000

We estimated the fair value of our long-term debt using similar rates offered for debt of similar remaining maturities and credit risk for the Asset-Based Revolving Credit Facility and Former Asset-Based Revolving Credit Facility, prevailing market rates for the Senior Secured Term Loan Facility and Former Senior Secured Term Loan Facility and quoted market prices of the same or similar issues for the Cash Pay Notes, the PIK Toggle Notes, the $125.0 million aggregate principal amount of 7.125% Debentures due 2028 (the 2028 Debentures and, together with the Cash Pay Notes and the PIK Toggle Notes, the Notes) and Senior Subordinated Notes.

In connection with purchase accounting, we have made preliminary estimates of the fair value of our long-lived and intangible assets based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information, and in some cases, preliminary valuation results from independent valuation specialists (Level 3 determination of fair value).  We also measure certain non-financial assets at fair value on a non-recurring basis, primarily long-lived assets, intangible assets and goodwill, in connection with our periodic evaluations of such assets for potential impairment.

5.     Goodwill and Intangible Assets, Net

(in thousands)	November 2, 2013	August 3, 2013	October 27, 2012
	(Successor)	(Predecessor)	(Predecessor)

Goodwill	$2,559,771	$1,263,433	$1,263,433

Tradenames	$1,909,478	$1,231,405	$1,231,682
Customer lists, net	484,704	210,690	232,444
Favorable lease commitments, net	1,067,571	340,053	353,545
Intangible assets, net	$3,461,753	$1,782,148	$1,817,671

Indefinite-lived Intangible Assets and Goodwill.  Indefinite-lived intangible assets, such as tradenames and goodwill, are not subject to amortization.  Rather, we assess the recoverability of indefinite-lived intangible assets and goodwill in the fourth quarter of each fiscal year and upon the occurrence of certain events.

Intangible Assets Subject to Amortization.  Prior to the Acquisition, Predecessor customer lists and amortizable tradenames were amortized using the straight-line method over their estimated useful lives, ranging from four to 24 years (weighted average life of 13 years from the October 6, 2005 acquisition).  Predecessor favorable lease commitments were amortized straight-line over the remaining lives of the leases, ranging from nine to 49 years (weighted average life of 33 years from the October 6, 2005 acquisition).

Subsequent to the Acquisition, Successor customer lists and certain other intangible assets are amortized over their estimated useful lives, currently estimated at 12 to 16 years (weighted average life of 14 years from the Acquisition).  Successor favorable lease commitments are amortized straight-line over the remaining lives of the leases, currently estimated at two to 67 years (weighted average life of 31 years from the Acquisition).  Total amortization of all intangible assets recorded in connection with the Acquisition for the current and next five fiscal years is currently estimated as follows (in thousands):

November 3, 2013 through August 2, 2014	$59,271
2015	79,068
2016	78,151
2017	76,207
2018	74,379
2019	74,584

6.              Long-term Debt

The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	November 2, 2013	August 3, 2013	October 27, 2012
		(Successor)	(Predecessor)	(Predecessor)

Asset-Based Revolving Credit Facility	variable	$125,000	$—	$—
Senior Secured Term Loan Facility	variable	2,950,000	—	—
Cash Pay Notes	8.00%	960,000	—	—
PIK Toggle Notes	8.75/9.50%	600,000	—	—
2028 Debentures	7.125%	121,875	122,077	121,931
Former Asset-Based Revolving Credit Facility	variable	—	15,000	175,000
Former Senior Secured Term Loan Facility	variable	—	2,560,000	2,060,000
Senior Subordinated Notes	10.375%	—	—	500,000
Total debt		4,756,875	2,697,077	2,856,931
Less: current portion of Senior Secured Term Loan Facility		(29,500)	—	—
Long-term debt		$4,727,375	$2,697,077	$2,856,931

Asset-Based Revolving Credit Facility.  On October 25, 2013, we entered into a credit agreement and related security and other agreements for a senior secured Asset-Based Revolving Credit Facility providing for a maximum of committed borrowing capacity of $800.0 million. The Asset-Based Revolving Credit Facility matures on October 25, 2018.  On November 2, 2013, we had $125.0 million of borrowings outstanding under this facility, no outstanding letters of credit and $675.0 million of unused borrowing availability.

Availability under the Asset-Based Revolving Credit Facility is subject to a borrowing base.  The Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit (up to $150.0 million, with any such issuance of letters of credit reducing the amount available under the Asset-Based Revolving Credit Facility on a dollar for dollar basis) and for borrowings on same-day notice.  The borrowing base is equal to at any time the sum of (a) 90% of the net orderly liquidation value of eligible inventory, net of certain reserves, plus (b) 90% of the amounts owed by credit card processors in respect of eligible credit card accounts constituting proceeds from the sale or disposition of inventory, less certain reserves, plus (c) 100% of segregated cash held in a restricted deposit account.  We must at all times maintain excess availability of at least the greater of (a) 10% of the lesser of (1) the aggregate revolving commitments and (2) the borrowing base and (b) $50.0 million, but we are not required to maintain a fixed charge coverage ratio unless excess availability is below such levels.

The Asset-Based Revolving Credit Facility permits us to increase commitments under the Asset-Based Revolving Credit Facility or add one or more incremental term loans to the Asset-Based Revolving Credit Facility by an amount not to exceed $300.0 million. However, the lenders are under no obligation to provide any such additional commitments or loans, and any increase in commitments or incremental term loans will be subject to customary conditions precedent.  If we were to request any such additional commitments and the existing lenders or new lenders were to agree to provide such commitments, the size of the Asset-Based Revolving Credit Facility could be increased to up to $1,100.0 million, but our ability to borrow would still be limited by the amount of the borrowing base.  The cash proceeds of any incremental term loans may be used for working capital and general corporate purposes.

At November 2, 2013, borrowings under the Asset-Based Revolving Credit Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of 1) the prime rate of Deutsche Bank AG New York Branch (the administrative agent), 2) the federal funds effective rate plus ½ of 1.00% or 3) the adjusted one-month LIBOR plus 1.00% or (b) LIBOR, subject to certain adjustments, in each case plus an applicable margin.  The applicable margin is up to 0.75% with respect to base rate borrowings and up to 1.75% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on the historical excess availability under the Asset-Based Revolving Credit Facility.  The applicable margin with respect to outstanding LIBOR borrowings was 1.50% at November 2, 2013.  The interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 1.67% at November 2, 2013.   In addition, we are required to pay a commitment fee in respect of unused commitments 0.25% per annum.  We must also pay customary letter of credit fees and agency fees.

If at any time the aggregate amount of outstanding revolving loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Asset-Based Revolving Credit Facility exceeds the lesser of (a) the commitment amount and (b) the borrowing base, we will be required to repay outstanding loans or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount.  If the amount available under the Asset-Based Revolving Credit Facility is less than the greater of (a) 10% of the lesser of (1) the aggregate revolving commitments and (2) the borrowing base and (b) $50.0 million, funds held in a collection account maintained with the agent would be applied to repay certain loans and, if an event of default has occurred, cash collateralize letters of credit.  We would then be required to make daily deposits in the collection account maintained with the agent under the Asset-Based Revolving Credit Facility.

We may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time without premium or penalty other than customary “breakage” costs with respect to LIBOR loans.  There is no scheduled amortization under the Asset-Based Revolving Credit Facility; the principal amount of the revolving loans outstanding thereunder will be due and payable in full on October 25, 2018, unless extended.

Our Asset-Based Revolving Credit Facility is guaranteed by Holdings and each of our current and future direct and indirect wholly owned subsidiaries (the Guarantors) other than (i) unrestricted subsidiaries, (ii) certain immaterial subsidiaries, (iii) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (iv) certain holding companies of foreign subsidiaries, (v) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (vi) any subsidiary that is prohibited by applicable law or contractual obligation from guaranteeing our Asset-Based Revolving Credit Facility or which would require governmental approval to provide a guarantee (unless such approval has been received). All obligations under the Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of our assets and those of NMG and the Guarantors.

The facility contains covenants limiting dividends and other restricted payments, investments, loans, advances and acquisitions, and prepayments or redemptions of other indebtedness.  These covenants permit such restricted actions in an unlimited amount, subject to the satisfaction of certain payment conditions, principally that we must have pro forma excess availability under the Asset-Based Revolving Credit Facility equal to at least $90.0 million or 15% of the lesser of (a) the revolving commitments under the facility and (b) the borrowing base, and, if pro forma excess availability is equal to or less than the greater of $200.0 million or 25% of the lesser of (1) the revolving commitments under the facility and (2) the borrowing base, that we have a pro forma ratio of consolidated EBITDA to consolidated fixed charges of at least 1.0 to 1.0.  The Asset-Based Revolving Credit Facility also contains customary affirmative covenants and events of default, including a cross-default provision in respect of any other indebtedness that has an aggregate principal amount exceeding $50.0 million.

Senior Secured Term Loan Facility.  On October 25, 2013, we entered into a credit agreement and related security and other agreements for the $2,950.0 million Senior Secured Term Loan Facility. At November 2, 2013, the outstanding balance under our Senior Secured Term Loan Facility was $2,950.0 million. The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

The Senior Secured Term Loan Facility permits the Company to increase the term loans or add a separate tranche of term loans by an amount not to exceed $650.0 million plus an unlimited amount that would result (i) in the case of any incremental term loan facility to be secured equally and ratably with the term loans, a senior secured first lien net leverage ratio equal to or less than 4.25 to 1.00 and (ii) in the case of any incremental term loan facility to be secured on a junior basis to the term loans, to be subordinated in right of payment to the term loans or, in the case of certain incremental equivalent loan debt, to be unsecured and pari passu in right of payment to the term loans, a total net leverage ratio equal to the total net leverage ratio as of October 25, 2013.

At November 2, 2013, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of 1) the prime rate of Credit Suisse AG (the administrative agent), 2) the federal funds effective rate plus ½ of 1.00% and 3) the adjusted one-month LIBOR plus 1.00% or (b) an adjusted LIBOR (for a period equal to the relevant interest period, and in any event, never less than 1.00%), subject to certain adjustments, in each case plus an applicable margin.  The applicable margin is up to 3.00% with respect to base rate borrowings and up to 4.00% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on the senior secured first lien net leverage ratio.  The applicable margin with respect to outstanding LIBOR borrowings was 4.00% at November 2, 2013.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 5.00% at November 2, 2013.

Subject to certain exceptions and reinvestment rights, our Senior Secured Term Loan Facility requires that 100% of the net cash proceeds from certain asset sales and debt issuances and 50% (subject to step downs based on our senior secured first lien net leverage ratio) from excess cash flow, as defined, for each of our fiscal years (commencing with the period ending July 26, 2015) must be used to pay down outstanding borrowings under our Senior Secured Term Loan Facility.

Depending on the Company’s senior secured first lien net leverage ratio as defined in the credit agreement governing the Senior Secured Term Loan Facility, we could be required to prepay outstanding term loans from a certain portion of our annual excess cash flow, as defined in the credit agreement.  Required excess cash flow payments commence at 50% of our annual excess cash flow (which percentage will be reduced to 25% if our senior secured first lien net leverage ratio, as defined in the credit agreement, is equal to or less than 4.0 to 1.0 but greater than 3.5 to 1.0 and will be reduced to 0% if our senior secured first lien net leverage ratio is equal to or less than 3.5 to 1.0).  We also must offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the proceeds of certain asset sales under certain circumstances.

We may repay all or any portion of the outstanding Senior Secured Term Loan Facility at any time, subject to redeployment costs in the case of prepayment of LIBOR borrowings other than the last day of the relevant interest period. The Senior Secured Term Loan Facility amortizes in equal quarterly installments in an amount equal to 1.00% per annum of the original principal amount thereof, less any voluntary or mandatory prepayments, with the remaining balance due at final maturity.

Our Senior Secured Term Loan Facility is guaranteed by Holdings and the Guarantors other than (i) unrestricted subsidiaries, (ii) certain immaterial subsidiaries, (iii) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (iv) certain holding companies of foreign subsidiaries, (v) not for profit subsidiaries, and (vi) any subsidiary that is prohibited by applicable law or contractual obligation from guaranteeing our Senior Secured Term Loan Facility or which would require governmental approval to provide a guarantee (unless such approval has been received). All obligations under the Senior Secured Term Loan Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of our assets and those of NMG and the Guarantors.

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

Cash Pay Notes.  In connection with the Acquisition, we incurred indebtedness in the form of $960.0 million aggregate principal amount of 8.00% senior Cash Pay Notes.  Interest on the Cash Pay Notes is payable semi-annually in arrears on each April 15 and October 15.  The Cash Pay Notes were assumed by us as a result of the Acquisition and are guaranteed by the same entities that guarantee the Senior Secured Term Loan Facility.  The Cash Pay Notes are unsecured and the guarantees are full and unconditional.  The Cash Pay Notes include certain restrictive covenants and a cross-acceleration provision in respect of other indebtedness that has an aggregate principal amount exceeding $50.0 million.  Our Cash Pay Notes mature on October 15, 2021.

For a more detailed description of the Cash Pay Notes, refer to our Current Report on Form 8-K filed on October 29, 2013.

PIK Toggle Notes.  In connection with the Acquisition, we incurred indebtedness in the form of $600.0 million aggregate principal amount of our 8.75%/9.50% senior PIK Toggle Notes.  Interest on the PIK Toggle Notes is payable semi-annually in arrears on each April 15 and October 15.  Interest on the PIK Toggle Notes will be paid entirely in cash for the first two interest payments and thereafter may be paid (a) entirely in cash (Cash Interest), (b) entirely by increasing the principal amount of the PIK Toggle Notes by the relevant interest (PIK Interest), or (c) 50% in Cash Interest and 50% in PIK Interest, subject to certain restrictions on the timing and number of elections of PIK Interest or partial PIK Interest payments.  Cash Interest on the PIK Toggle Notes accrues at a rate of 8.75% per annum.  PIK Interest on the PIK Toggle Notes accrues at a rate of 9.50% per annum.  The PIK Toggle Notes were assumed by us as a result of the Acquisition and are guaranteed by the same entities that guarantee the Senior Secured Term Loan Facility.  The PIK Toggle Notes are unsecured and the guarantees are full and unconditional.  The PIK Toggle Notes include certain restrictive covenants and a cross-acceleration provision in respect of other indebtedness that has an aggregate principal amount exceeding $50.0 million.  Our PIK Toggle Notes mature on October 15, 2021.

For a more detailed description of the PIK Toggle Notes, refer to our Current Report on Form 8-K filed on October 29, 2013.

2028 Debentures.  NMG has outstanding $125.0 million aggregate principal amount of its 7.125% 2028 Debentures.  NMG equally and ratably secures its 2028 Debentures by a first lien security interest on certain collateral subject to liens granted under the Senior Secured Credit Facilities.  The 2028 Debentures are guaranteed on an unsecured, senior basis by us.  Our guarantee is full and unconditional.  Currently, our non-guarantor subsidiaries consist principally of Bergdorf Goodman, Inc., through which NMG conducts the operations of its Bergdorf Goodman stores, and NM Nevada Trust, which holds legal title to certain real property and intangible assets used by NMG in conducting its operations.  The 2028 Debentures include certain restrictive covenants and a cross-acceleration provision in respect of any other indebtedness that has an aggregate principal amount exceeding $15.0 million.  Our 2028 Debentures mature on June 1, 2028.

For a more detailed description of the 2028 Debentures, refer to Note 6 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 3, 2013.

Former Asset-Based Revolving Credit Facility.  In connection with the Acquisition, we repaid all outstanding obligations of $145.0 million under the Former Asset-Based Revolving Credit Facility and terminated the facility on October 25, 2013.  This facility was replaced by the Asset-Based Revolving Credit Facility.

Former Senior Secured Term Loan Facility.  In connection with the Acquisition, we repaid the outstanding balance of $2,433.1 million under our Former Senior Secured Term Loan Facility on October 25, 2013.  This facility was replaced by the Senior Secured Term Loan Facility.

Retirement of Previously Outstanding Senior Subordinated Notes.  In November 2012, we repurchased and cancelled $294.2 million principal amount of Senior Subordinated Notes through a tender offer and redeemed the remaining $205.8 million principal amount of Senior Subordinated Notes on December 31, 2012 (after which no Senior Subordinated Notes remained outstanding).  NMG’s payments to holders of the Senior Subordinated Notes in the tender offer and redemption (including transaction costs), taken together, aggregated approximately $510.7 million.

Maturities of Long-term Debt.  Annual maturities of long-term debt outstanding at November 2, 2013 during the current and next five fiscal years and thereafter are as follows (in millions):

November 3, 2013 through August 2, 2014	$22.1
2015	29.5
2016	29.5
2017	29.5
2018	29.5
2019	154.5
Thereafter	4,462.3

The previous table does not reflect voluntary prepayments or future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

Interest Expense.  The significant components of interest expense are as follows:

	Thirteen weeks ended
(in thousands)	November 2, 2013	October 27, 2012
	(Predecessor)	(Predecessor)

Asset-Based Revolving Credit Facility	$75	$—
Senior Secured Term Loan Facility	3,687	—
Cash Pay Notes	2,773	—
PIK Toggle Notes	1,896	—
2028 Debentures	2,226	2,226
Former Asset-Based Revolving Credit Facility	477	846
Former Senior Secured Term Loan Facility	22,521	24,734
Senior Subordinated Notes	—	12,968
Amortization of debt issue costs	2,466	2,107
Other, net	1,334	2,223
Capitalized interest	(140)	(13)
Interest expense, net	$37,315	$45,091

We recorded interest expense of $8.4 million during the first quarter of fiscal year 2014 related to debt incurred as a result of the Acquisition.

7.              Derivative Financial Instruments

At November 2, 2013, we had outstanding floating rate debt obligations of $3,075.0 million.  We have entered into interest rate cap agreements (at a cost of $5.8 million) for an aggregate notional amount of $1,000.0 million in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness.  The interest rate cap agreements cap LIBOR at 2.50% from December 2012 through December 2014 with respect to the $1,000.0 million notional amount of such agreements.  In the event LIBOR is less than 2.50%, we will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than 2.50%, we will pay interest at the capped rate of 2.50%.  On November 2, 2013, the fair value of our interest rate caps was zero.

Gains and losses realized due to the expiration of applicable portions of the interest rate caps are reclassified to interest expense at the time our quarterly interest payments are made.  A summary of the recorded amounts related to our interest rate caps reflected in our Condensed Consolidated Statements of Operations is as follows:

	Thirteen weeks ended
(in thousands)	November 2, 2013	October 27, 2012
	(Predecessor)	(Predecessor)

Realized hedging losses — included in interest expense, net	$369	$1,428

8.              Income Taxes

Our effective income tax rate on the loss for the first quarter of fiscal year 2014 was more than the federal statutory tax rate due to the non-deductible portion of transaction costs, state income taxes and the lack of a U.S. tax benefit related to the losses from our investment in a foreign e-commerce retailer in the first quarter of fiscal year 2014.  Our effective income tax rate on income for the first quarter of fiscal year 2013 exceeded the federal statutory rate primarily due to state income taxes and the lack of a U.S. tax benefit related to the losses from our investment in a foreign e-commerce retailer in the first quarter of fiscal year 2013.

At November 2, 2013, the gross amount of unrecognized tax benefits was $3.6 million ($2.4 million of which would impact our effective tax rate, if recognized).  We classify interest and penalties as a component of income tax expense and our liability for accrued interest and penalties was $5.7 million at November 2, 2013, $5.5 million at August 3, 2013 and $5.3 million at October 27, 2012.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  During the second quarter of fiscal year 2013, the Internal Revenue Service (IRS) began its audit of our fiscal year 2010 and 2011 federal income tax returns and closed its audit of our fiscal year 2008 and 2009 income tax returns.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2009.  We believe our recorded tax liabilities as of November 2, 2013 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

Subsequent to the Acquisition, Parent and its subsidiaries, including the Company, will file U.S. federal income taxes as a consolidated group.  The Company has elected to be treated as a corporation for U.S. federal income tax purposes and all operations of Parent are conducted through the Company and its subsidiaries.

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

Obligations for our employee benefit plans, included in other long-term liabilities, are as follows:

(in thousands)	November 2, 2013	August 3, 2013	October 27, 2012
	(Successor)	(Predecessor)	(Predecessor)

Pension Plan	$112,507	$104,018	$175,549
SERP Plan	100,642	103,854	114,771
Postretirement Plan	12,406	12,429	17,189
	225,555	220,301	307,509
Less: current portion	(5,752)	(6,542)	(5,904)
Long-term portion of benefit obligations	$219,803	$213,759	$301,605

Funding Policy and Plan Status.  Our policy is to fund the Pension Plan at or above the minimum required by law.  In fiscal year 2013, we were not required to make contributions to the Pension Plan; however, we made voluntary contributions to our Pension Plan of $25.0 million in fiscal year 2013.  As of November 2, 2013, we do not believe we will be required to make contributions to the Pension Plan for fiscal year 2014.  We will continue to evaluate voluntary contributions to our Pension Plan based upon the unfunded position of the Pension Plan, our available liquidity and other factors.

	Thirteen weeks ended
(in thousands)	November 2, 2013	October 27, 2012
	(Predecessor)	(Predecessor)

Pension Plan:
Interest cost	$5,781	$5,311
Expected return on plan assets	(6,401)	(6,595)
Net amortization of losses	1,095	1,572
Pension Plan expense	$475	$288

SERP Plan:
Interest cost	$1,104	$1,009
Net amortization of losses	—	131
SERP Plan expense	$1,104	$1,140

Postretirement Plan:
Service cost	$5	$9
Interest cost	142	163
Net amortization of prior service cost	(321)	(389)
Net amortization of losses	35	147
Postretirement Plan income	$(139)	$(70)

In connection with the Acquisition, the obligations and assets related to our benefit plans were valued at fair value as of the date of the Acquisition as follows, using a discount rate of 4.70% for our Pension Plan and Postretirement Plan and a discount rate of 4.50% for our SERP Plan:

(in thousands)	Pension Plan	SERP Plan	Postretirement Plan

Benefit obligations at fair value	$502,169	$100,642	$12,406
Assets held by defined benefit pension plan, at fair value	389,663	—	—
Excess of benefit obligations over assets	$112,506	$100,642	$12,406

10.       Stock-Based Compensation

Predecessor Stock Options.  The Company had equity-based management arrangements, which authorized equity awards to be granted to certain management employees.

We recognized compensation expense, which is included in selling, general and administrative expenses, for stock options on a straight-line basis over the vesting period.  The following table sets forth certain summary information with respect to our stock options for the pre-acquisition periods indicated.

	Thirteen weeks ended
(in thousands, except number of options and per option price)	November 2, 2013	October 27, 2012
	(Predecessor)	(Predecessor)

Stock compensation expense	$2,548	$2,116

Stock option grants:
Number of options granted	—	2,200
Weighted average grant date fair value	$—	$848

Stock option exercises:
Number of options exercised	65	2,443
Weighted average exercise price	$1,557	$1,051

At the time of the Acquisition, Predecessor stock options for 101,730 shares were outstanding, consisting of vested options for 67,899 shares and unvested options for 33,831 shares.  In connection with the Acquisition, previously unvested options became fully vested at October 25, 2013.

All Predecessor stock options were subject to settlement in connection with the Acquisition in amounts equal to the excess of the per share merger consideration over the exercise prices of such options.  The total consideration payable to holders of Predecessor stock options aggregated $181.4 million, of such amount $131.2 million was payable in settlement of previously vested options which amount is included in the consideration paid by the Sponsors to acquire the Company.  The remaining $50.2 million was payable in settlement of previously unvested options, such amount to be expensed in the preparation of the results of operations of the Successor for the second quarter of fiscal year 2014.

Successor Stock Options.  In connection with the Acquisition, Parent established the Management Equity Incentive Plan (the Management Incentive Plan) pursuant to which eligible employees, consultants and non-employee directors are eligible to receive stock-based awards.  Under the Management Incentive Plan, Parent is authorized to grant stock options, restricted stock and other types of awards that are valued in whole or in part by reference to, or are payable or otherwise based on, the shares of common stock of Parent.

Co-Invest Options.  In connection with the Acquisition, certain executive officers of the Company rolled over a portion of the amounts payable in settlement of their Predecessor stock options into stock options of Parent (pursuant to Parent’s Co-Invest Options Non-Qualified Stock Option Agreement under the Management Incentive Plan). Specifically, upon the consummation of the Acquisition, Predecessor stock options, which would otherwise have been settled for $30.3 million, were rolled over and converted into stock options for 56,979 shares of Parent (the Co-Invest Options).  The Co-Invest Options are fully vested and are exercisable at any time prior to the applicable expiration dates related to the original grant of the Predecessor options in accordance with the Management Incentive Plan.  The Co-Invest Options contain sale and repurchase provisions.

Upon the consummation of the Acquisition, Predecessor stock options rolled over into Parent were converted into Co-Invest Options for an amount of shares equal to the product of (a) the number of shares subject to the applicable Predecessor stock options multiplied by (b) the ratio of the per share merger consideration over the fair market value of a share of Parent, which was approximately 3.1x (the Exchange Ratio).  The exercise price of each Predecessor stock option was adjusted by dividing the original exercise price of the Predecessor stock option by the Exchange Ratio.  Following the conversion, the exercise prices of the Co-Invest Options range from $180 to $644 per share.  As of the date of the Acquisition, the aggregate intrinsic value of the Co-Invest Options equaled the intrinsic value of the rolled over Predecessor stock options.

Non-Qualified Stock Options.  On November 5, 2013, Parent granted 72,206 time-vested non-qualified stock options and 72,206 performance-vested non-qualified stock options to the senior management team of the Company pursuant to the terms of the Management Incentive Plan.  Each grant of non-qualified stock options consists of options to purchase an equal number of shares of Parent’s Class A common stock and Class B common stock.  These non-qualified stock options were granted at an exercise price of $1,000 per share and such options will expire no later than the tenth anniversary of the grant date.

11.  Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss by component (amounts are recorded net of related income taxes):

(in thousands)	Unrealized Losses on Financial Instruments	Unfunded Benefit Obligations	Total

Predecessor:
Beginning balance, August 3, 2013	$(3,999)	$(103,530)	$(107,529)

Other comprehensive earnings before reclassifications	610	490	1,100
Amounts reclassified from accumulated other comprehensive loss (1)	224	—	224
Total other comprehensive earnings	834	490	1,324

Purchase accounting adjustment	3,165	103,040	106,205

Successor:
Ending balance, November 2, 2013	$—	$—	$—

(1)         The amounts reclassified from accumulated other comprehensive loss are recorded within interest expense on the Condensed Consolidated Statements of Operations.

12.       Income from Credit Card Program

We maintain a proprietary credit card program through which credit is extended to customers and have a related marketing and servicing alliance with affiliates of Capital One Financial Corporation (Capital One).  Pursuant to our agreement with Capital One, which we refer to as the Program Agreement, Capital One offers proprietary credit card accounts to our customers under both the “Neiman Marcus” and “Bergdorf Goodman” brand names.  Effective July 1, 2013, we amended and extended the Program Agreement to July 2020 (renewable thereafter for three-year terms), subject to early termination provisions.

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

13.       Other Expenses

Other expenses consists of the following components:

	Thirteen weeks ended
(in thousands)	November 2, 2013	October 27, 2012
	(Predecessor)	(Predecessor)

Costs incurred in connection with the Acquisition:
Change-in-control cash payments due to Former Sponsors and management	$80,457	$—
Professional fees	28,942	—
Total transaction costs	109,399	—
Management fee due to Former Sponsors	2,823	2,671
Equity in loss of foreign e-commerce retailer	1,523	2,033
Other expenses	$113,745	$4,704

We have an investment in a foreign e-commerce retailer, which is accounted for under the equity method.  Our equity in the investee’s losses reduces the carrying value of our investment.  The carrying value of our investment at November 2, 2013 was $25.0 million.

14.       Commitments and Contingencies

Litigation.  On April 30, 2010, a Class Action Complaint for Injunction and Equitable Relief was filed in the United States District Court for the Central District of California by Sheila Monjazeb, individually and on behalf of other members of the general public similarly situated, against the Company, Newton Holding, LLC, TPG Capital, L.P. and Warburg Pincus LLC. On July 12, 2010, all defendants except for the Company were dismissed without prejudice, and on August 20, 2010, this case was dismissed by Ms. Monjazeb and refiled in the Superior Court of California for San Francisco County. This complaint, along with a similar class action lawsuit originally filed by Bernadette Tanguilig in 2007, alleges that the Company has engaged in various violations of the California Labor Code and Business and Professions Code, including without limitation (1) asking employees to work “off the clock,” (2) failing to provide meal and rest breaks to its employees, (3) improperly calculating deductions on paychecks delivered to its employees and (4) failing to provide a chair or allow employees to sit during shifts. The Monjazeb and Tanguilig class actions have been deemed “related” cases and are pending before the same trial court judge.  On October 24, 2011, the court granted the Company’s motion to compel Ms. Monjazeb and Juan Carlos Pinela (a co-plaintiff in the Tanguilig case) to arbitrate their individual claims in accordance with the Company’s Mandatory Arbitration Agreement, foreclosing their ability to pursue a class action in court.  The court’s order compelling arbitration did not apply to Ms. Tanguilig, who is not bound by the Mandatory Arbitration Agreement.  The court determined that Ms. Tanguilig could not be a class representative of employees who are subject to the Mandatory Arbitration Agreement, thereby limiting the putative class action to those associates who were employed between December 2004 and July 15, 2007 (the effective date of our Mandatory Arbitration Agreement).  Following the court’s order, Ms. Monjazeb and Mr. Pinela filed demands for arbitration with the American Arbitration Association (AAA), seeking to arbitrate, not only their individual claims, but also class claims, which the Company asserted violated the class action waiver in the Mandatory Arbitration Agreement. This led to further proceedings in the trial court, a stay of the arbitrations, and a decision by the trial court, on its own motion, to reconsider its order compelling arbitration. The trial court ultimately decided to vacate its order compelling arbitration due to a recent California appellate court decision.  Following this ruling, the Company timely filed appeals with the Court of Appeal, asserting that the trial court did not have jurisdiction to change its earlier determination of the enforceability of the arbitration agreement.  While the appeal process has stayed most of claims in both cases, the trial court asked the parties to address issues regarding certain civil penalty claims asserted by Ms. Tanguilig, based on Labor Code violations alleged in the complaint. At the December 10, 2013 case management conference, the trial court set these penalty claims for trial on April 1, 2014, despite the pending appeals. Ms. Tanguilig’s penalty claims allege that employees were not provided with meal periods and rest breaks in compliance with California law. We have asserted defenses to these claims, and have filed a motion to dismiss all of Ms. Tanguilig’s claims, including the penalty claims, based on her failure to bring her claims to trial within five years as required by California law. The hearing on our motion is set for January 30, 2014. In addition, the National Labor Relations Board (NLRB) has issued a complaint alleging that the Mandatory Arbitration Agreement’s class action prohibition violates employees’ rights to engage in concerted activity, which has been submitted to an administrative law judge for determination on a stipulated record. We have filed a motion with the NLRB in Washington, D.C., to dismiss the matter entirely based upon our previous settlement of the issues surrounding the 2007 Arbitration Agreement with the NLRB. We will continue to vigorously defend our interests in these matters. Currently, we cannot reasonably estimate the amount of loss, if any, arising from these matters.  We will continue to evaluate these matters based on subsequent events, new information and future circumstances.

We are currently involved in various other legal actions and proceedings that arose in the ordinary course of business. With respect to the matter described above as well as all other current outstanding litigation involving us, we believe that any liability arising as a result of such litigation will not have a material adverse effect on our financial position, results of operations or cash flows.

Other.  We had no outstanding irrevocable letters of credit relating to purchase commitments and insurance and other liabilities at November 2, 2013.  We had approximately $5.5 million in surety bonds at November 2, 2013 relating primarily to merchandise imports and state sales tax and utility requirements.

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

Operating earnings for the segments include 1) revenues, 2) cost of sales, 3) direct selling, general and administrative expenses, 4) other direct operating expenses, 5) income from credit card program and 6) depreciation expense for the respective segment.  Items not allocated to our operating segments include those items not considered by management in measuring the assets and profitability of our segments.  These amounts include 1) corporate expenses including, but not limited to, treasury, investor relations, legal and finance support services and general corporate management, 2) charges related to the application of purchase accounting including amortization of intangible assets and favorable lease commitments and other non-cash items and 3) interest expense.  These items, while often related to the operations of a segment, are not considered by segment operating management, corporate operating management and the chief operating decision maker in assessing segment operating performance.  The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (except with respect to purchase accounting adjustments not allocated to the operating segments).

The following tables set forth the information for our reportable segments:

	Thirteen weeks ended
(in thousands)	November 2, 2013	October 27, 2012
	(Predecessor)	(Predecessor)

REVENUES
Specialty Retail Stores	$889,295	$851,278
Online	239,843	217,260
Total	$1,129,138	$1,068,538

OPERATING EARNINGS
Specialty Retail Stores	$138,203	$124,435
Online	33,801	32,738
Corporate expenses	(14,403)	(12,729)
Amortization of intangible assets and favorable lease commitments	(11,720)	(11,913)
Other expenses	(113,745)	(4,704)
Total	$32,136	$127,827

CAPITAL EXPENDITURES
Specialty Retail Stores	$28,831	$32,056
Online	7,128	7,904
Total	$35,959	$39,960

DEPRECIATION EXPENSE
Specialty Retail Stores	$26,439	$26,629
Online	6,329	5,622
Other	1,471	1,244
Total	$34,239	$33,495

(in thousands)	November 2, 2013	October 27, 2012
	(Successor)	(Predecessor)

ASSETS
Tangible assets of Specialty Retail Stores	$2,185,672	$1,905,411
Tangible assets of Online	309,994	251,283
Corporate assets:
Intangible assets related to Specialty Retail Stores	5,115,040	2,639,846
Intangible assets related to Online	906,484	441,258
Other	340,439	126,648
Total	$8,857,629	$5,364,446

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

The following condensed consolidating financial information represents the financial information of Neiman Marcus Group LTD LLC and its non-guarantor subsidiaries under the 2028 Debentures, prepared on the equity basis of accounting.  The information is presented in accordance with the requirements of Rule 3-10 under the SEC’s Regulation S-X. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the non-guarantor subsidiaries operated as independent entities.

	November 2, 2013 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$77,908	$1,079	$—	$78,987
Merchandise inventories	—	1,126,795	164,096	—	1,290,891
Other current assets	—	180,801	11,455	—	192,256
Total current assets	—	1,385,504	176,630	—	1,562,134
Property and equipment, net	—	962,252	132,376	—	1,094,628
Goodwill	—	2,158,924	400,847	—	2,559,771
Intangible assets, net	—	560,460	2,901,293	—	3,461,753
Other assets	—	152,883	26,460	—	179,343
Investments in subsidiaries	1,586,837	3,525,963	—	(5,112,800)	—
Total assets	$1,586,837	$8,745,986	$3,637,606	$(5,112,800)	$8,857,629
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$319,585	$34,548	$—	$354,133
Accrued liabilities	—	372,330	75,676	—	448,006
Other current liabilities	—	29,500	—	—	29,500
Total current liabilities	—	721,415	110,224	—	831,639
Long-term liabilities:
Long-term debt	—	4,727,375	—	—	4,727,375
Deferred income taxes	—	1,469,763	—	—	1,469,763
Other long-term liabilities	—	240,596	1,419	—	242,015
Total long-term liabilities	—	6,437,734	1,419	—	6,439,153
Total member equity	1,586,837	1,586,837	3,525,963	(5,112,800)	1,586,837
Total liabilities and member equity	$1,586,837	$8,745,986	$3,637,606	$(5,112,800)	$8,857,629

	August 3, 2013 (Predecessor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$135,827	$849	$—	$136,676
Merchandise inventories	—	909,332	109,507	—	1,018,839
Other current assets	—	117,313	13,149	—	130,462
Total current assets	—	1,162,472	123,505	—	1,285,977
Property and equipment, net	—	795,798	106,046	—	901,844
Goodwill	—	1,107,753	155,680	—	1,263,433
Intangible assets, net	—	245,756	1,536,392	—	1,782,148
Other assets	—	38,835	28,004	—	66,839
Investments in subsidiaries	831,038	1,845,022	—	(2,676,060)	—
Total assets	$831,038	$5,195,636	$1,949,627	$(2,676,060)	$5,300,241
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$354,249	$32,289	$—	$386,538
Accrued liabilities	—	319,358	70,810	—	390,168
Total current liabilities	—	673,607	103,099	—	776,706
Long-term liabilities:
Long-term debt	—	2,697,077	—	—	2,697,077
Deferred income taxes	—	639,381	—	—	639,381
Other long-term liabilities	—	354,533	1,506	—	356,039
Total long-term liabilities	—	3,690,991	1,506	—	3,692,497
Total stockholders’ equity	831,038	831,038	1,845,022	(2,676,060)	831,038
Total liabilities and stockholders’ equity	$831,038	$5,195,636	$1,949,627	$(2,676,060)	$5,300,241

	October 27, 2012 (Predecessor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$68,405	$991	$—	$69,396
Merchandise inventories	—	984,347	136,995	—	1,121,342
Other current assets	—	112,290	13,735	—	126,025
Total current assets	—	1,165,042	151,721	—	1,316,763
Property and equipment, net	—	792,127	108,527	—	900,654
Goodwill	—	1,107,753	155,680	—	1,263,433
Intangible assets, net	—	272,106	1,545,565	—	1,817,671
Other assets	—	38,467	27,458	—	65,925
Investments in subsidiaries	671,602	1,875,205	—	(2,546,807)	—
Total assets	$671,602	$5,250,700	$1,988,951	$(2,546,807)	$5,364,446
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$281,562	$32,954	$—	$314,516
Accrued liabilities	—	375,660	79,216	—	454,876
Total current liabilities	—	657,222	112,170	—	769,392
Long-term liabilities:
Long-term debt	—	2,856,931	—	—	2,856,931
Deferred income taxes	—	622,505	—	—	622,505
Other long-term liabilities	—	442,440	1,576	—	444,016
Total long-term liabilities	—	3,921,876	1,576	—	3,923,452
Total stockholders’ equity	671,602	671,602	1,875,205	(2,546,807)	671,602
Total liabilities and stockholders’ equity	$671,602	$5,250,700	$1,988,951	$(2,546,807)	$5,364,446

	Thirteen weeks ended November 2, 2013 (Predecessor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$926,436	$202,702	$—	$1,129,138
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	568,665	116,743	—	685,408
Selling, general and administrative expenses (excluding depreciation)	—	230,090	36,453	—	266,543
Income from credit card program	—	(13,271)	(1,382)	—	(14,653)
Depreciation expense	—	31,057	3,182	—	34,239
Amortization of intangible assets and favorable lease commitments	—	8,773	2,947	—	11,720
Other expenses	—	112,222	1,523	—	113,745
Operating earnings	—	(11,100)	43,236	—	32,136
Interest expense, net	—	37,315	—	—	37,315
Intercompany royalty charges (income)	—	32,907	(32,907)	—	—
Equity in loss (earnings) of subsidiaries	13,098	(76,143)	—	63,045	—
(Loss) earnings before income taxes	(13,098)	(5,179)	76,143	(63,045)	(5,179)
Income tax expense	—	7,919	—	—	7,919
Net (loss) earnings	$(13,098)	$(13,098)	$76,143	$(63,045)	$(13,098)
Total other comprehensive earnings (loss), net of tax	1,324	1,324	—	(1,324)	1,324
Total comprehensive (loss) earnings	$(11,774)	$(11,774)	$76,143	$(64,369)	$(11,774)

	Thirteen weeks ended October 27, 2012 (Predecessor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$878,135	$190,403	$—	$1,068,538
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	536,924	108,528	—	645,452
Selling, general and administrative expenses (excluding depreciation)	—	220,803	36,291	—	257,094
Income from credit card program	—	(10,850)	(1,097)	—	(11,947)
Depreciation expense	—	29,980	3,515	—	33,495
Amortization of intangible assets and favorable lease commitments	—	8,742	3,171	—	11,913
Other expenses	—	2,671	2,033	—	4,704
Operating earnings	—	89,865	37,962	—	127,827
Interest expense, net	—	45,089	2	—	45,091
Intercompany royalty charges (income)	—	50,638	(50,638)	—	—
Equity in (earnings) loss of subsidiaries	(49,615)	(88,598)	—	138,213	—
Earnings (loss) before income taxes	49,615	82,736	88,598	(138,213)	82,736
Income tax expense	—	33,121	—	—	33,121
Net earnings (loss)	$49,615	$49,615	$88,598	$(138,213)	$49,615
Total other comprehensive earnings (loss), net of tax	3,573	3,573	—	(3,573)	3,573
Total comprehensive earnings (loss)	$53,188	$53,188	$88,598	$(141,786)	$53,188

	Thirteen weeks ended November 2, 2013 (Predecessor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net (loss) earnings	$(13,098)	$(13,098)	$76,143	$(63,045)	$(13,098)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expense	—	42,296	6,129	—	48,425
Equity in loss of foreign e-commerce retailer	—	—	1,523	—	1,523
Deferred income taxes	—	(6,326)	—	—	(6,326)
Other	—	5,068	(66)	—	5,002
Intercompany royalty income payable (receivable)	—	32,907	(32,907)	—	—
Equity in loss (earnings) of subsidiaries	13,098	(76,143)	—	63,045	—
Changes in operating assets and liabilities, net	—	21,469	(44,684)	—	(23,215)
Net cash provided by operating activities	—	6,173	6,138	—	12,311
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(30,051)	(5,908)	—	(35,959)
Net cash used for investing activities	—	(30,051)	(5,908)	—	(35,959)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Former Asset-Based Revolving Credit Facility	—	130,000	—	—	130,000
Repayment of borrowings under Former Senior Secured Term Loan Facility	—	(126,904)	—	—	(126,904)
Net cash provided by financing activities	—	3,096	—	—	3,096
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(20,782)	230	—	(20,552)
Beginning balance	—	135,827	849	—	136,676
Ending balance	$—	$115,045	$1,079	$—	$116,124

	Thirteen weeks ended October 27, 2012 (Predecessor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$49,615	$49,615	$88,598	$(138,213)	$49,615
Adjustments to reconcile net earnings (loss) to net cash (used for) provided by operating activities:
Depreciation and amortization expense	—	40,829	6,686	—	47,515
Equity in loss of foreign e-commerce retailer	—	—	2,033	—	2,033
Deferred income taxes	—	(3,701)	—	—	(3,701)
Other	—	4,804	(144)	—	4,660
Intercompany royalty income payable (receivable)	—	50,638	(50,638)	—	—
Equity in (earnings) loss of subsidiaries	(49,615)	(88,598)	—	138,213	—
Changes in operating assets and liabilities, net	—	(74,887)	(40,132)	—	(115,019)
Net cash (used for) provided by operating activities	—	(21,300)	6,403	—	(14,897)
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(33,603)	(6,357)	—	(39,960)
Net cash used for investing activities	—	(33,603)	(6,357)	—	(39,960)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Former Asset-Based Revolving Credit Facility	—	100,000	—	—	100,000
Repayment of borrowings	—	(25,000)	—	—	(25,000)
Net cash used for financing activities	—	75,000	—	—	75,000
CASH AND CASH EQUIVALENTS
Increase during the period	—	20,097	46	—	20,143
Beginning balance	—	48,308	945	—	49,253
Ending balance	$—	$68,405	$991	$—	$69,396

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended August 3, 2013.  Unless otherwise specified, the meanings of all defined terms in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) are consistent with the meanings of such terms as defined in the Notes to Condensed Consolidated Financial Statements.  This discussion contains forward-looking statements.  Please see “Other Matters — Factors That May Affect Future Results” for a discussion of the risks, uncertainties and assumptions relating to our forward-looking statements.

Business Overview

We are a luxury, multi-branded, omni-channel fashion retailer conducting integrated store and online operations principally under the Neiman Marcus and Bergdorf Goodman brand names.  We report our store operations as our Specialty Retail Stores segment and our direct-to-consumer operations as our Online segment.

The Company is a subsidiary of NM Mariposa Holdings, Inc., a Delaware corporation (Parent), which is owned by private investment funds affiliated with Ares Management LLC (Ares) and Canada Pension Plan Investment Board (CPPIB, and together with Ares, the Sponsors) and certain co-investors.  The Company’s operations are conducted through its wholly owned subsidiary, The Neiman Marcus Group LLC (NMG).  The Sponsors acquired the Company in a leveraged transaction on October 25, 2013 (the Acquisition).  Prior to the Acquisition, we were owned by Newton Holding, LLC, which was controlled by investment funds affiliated with TPG Global, LLC (together with its affiliates, TPG) and Warburg Pincus LLC (together with TPG, the Former Sponsors).  The accompanying unaudited Condensed Consolidated Financial Statements are presented as “Predecessor” or “Successor” to indicate whether they relate to the period preceding the Acquisition or the period succeeding the Acquisition, respectively.  The Acquisition and the preliminary allocation of the purchase price have been recorded for accounting purposes as of November 2, 2013.

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar.  All references to the first quarter of fiscal year 2014 relate to the thirteen weeks ended November 2, 2013.  All references to the first quarter of fiscal year 2013 relate to the thirteen weeks ended October 27, 2012.

In connection with the Acquisition, the Company incurred substantial new indebtedness, in part in replacement of former indebtedness.  See “Liquidity and Capital Resources.”  In addition, the purchase price paid in connection with the Acquisition has been preliminarily allocated to state the acquired assets and liabilities at fair value.  The preliminary purchase accounting adjustments increased the carrying value of our property and equipment and inventory, revalued our intangible assets related to our tradenames, customer lists and favorable lease commitments and revalued our long-term benefit plan obligations, among other things.  As a result, our Successor financial statements subsequent to the Acquisition are not comparable to our Predecessor financial statements.

Fiscal Year 2014 Summary

A summary of our operating results is as follows:

•                  Revenues - Our revenues for the first quarter of fiscal year 2014 were $1,129.1 million, an increase of 5.7% compared to the first quarter of fiscal year 2013.  Increases in comparable revenues were:

	Thirteen weeks ended
	November 2, 2013	October 27, 2012
	(Predecessor)	(Predecessor)
Specialty Retail Stores	4.5%	3.5%
Online	10.4	13.5
Total	5.7	5.4

For Specialty Retail Stores, our sales per square foot for the last twelve trailing months were $560 as of November 2, 2013 and $539 as of October 27, 2012.

•                  Cost of goods sold including buying and occupancy costs (excluding depreciation) (COGS) - COGS increased in the first quarter of fiscal year 2014 by 0.3% of revenues compared to the first quarter of fiscal year 2013.  The increase in COGS, as a percentage of revenues, was primarily due to 1) decreased product margins primarily due to a shift of certain markdowns into the first quarter and 2) higher delivery and processing net costs from our Online operation, partially offset by 3) the leveraging of buying and occupancy costs.

At November 2, 2013, on-hand inventories totaled $1,290.9 million, a 15.1% increase from October 27, 2012.  The carrying value of our on-hand inventories includes purchase accounting adjustments of $129.6 million to state inventories at fair value as of the Acquisition date.  Excluding purchase accounting adjustments, on-hand inventories totaled $1,161.3 million, a 3.6% increase from October 27, 2012.

•                  Selling, general and administrative expenses (excluding depreciation) (SG&A) - SG&A decreased by 0.5% of revenues compared to the first quarter of fiscal year 2013.  The lower levels of SG&A expenses, as a percentage of revenues, primarily reflect 1) the leveraging of operating expenses on higher revenues, net of marketing and other costs incurred in support of the growth of our Online operation, partially offset by 2) higher current incentive compensation costs.

•                  Other expenses - Other expenses of $113.7 million, or 10.1% of revenues, were incurred in the first quarter of fiscal year 2014.  These expenses consisted primarily of costs of $109.4 million incurred in connection with the Acquisition.

•                  Operating earnings - Total operating earnings in the first quarter of fiscal year 2014 were $32.1 million, or 2.8% of revenues, compared to operating earnings of $127.8 million, or 12.0% of revenues, in the first quarter of fiscal year 2013.  Our operating earnings margin decreased by 9.2% of revenues in the first quarter of fiscal year 2014 primarily due to:

•            an increase in other expenses of 9.7% of revenues primarily due to costs incurred in connection with the Acquisition; partially offset by

•            lower SG&A expenses of 0.5% of revenues primarily due to the leveraging of these expenses on higher revenues.

•                  Liquidity - Based on the higher revenues generated in the current year, cash provided by our operating activities prior to the Acquisition was $12.3 million in the first quarter of fiscal year 2014 compared to net cash used for operating activities of $14.9 million in the first quarter of fiscal year 2013.  In connection with the Acquisition, we used approximately $109.4 million to fund costs and expenses incurred as a result of the Acquisition.  We held cash balances of $79.0 million at November 2, 2013 compared to $69.4 million at October 27, 2012.  At November 2, 2013, we had $125.0 million of borrowings outstanding under the Asset-Based Revolving Credit Facility, no outstanding letters of credit and $675.0 million of unused borrowing availability.

•                  Outlook - While economic conditions continue to improve from levels experienced during the severe economic downturn in calendar years 2008 and 2009, consumer confidence and spending levels remain below historical peaks and we believe continue to be affected by a number of factors, including modest economic growth, a rising stock market, a slowly improving housing market, high unemployment levels and uncertainty regarding governmental spending and tax policies.  As a result, we continue to plan our business to balance current business trends and conditions with our long-term initiatives and growth strategies.  We believe the cash generated from our operations along with our cash balances and available sources of financing will enable us to meet our anticipated cash obligations for the remainder of fiscal year 2014.

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net revenues for the periods indicated.

	Thirteen weeks ended
	November 2, 2013	October 27, 2012
	(Predecessor)	(Predecessor)

Revenues	100.0%	100.0%
Cost of goods sold including buying and occupancy costs (excluding depreciation)	60.7	60.4
Selling, general and administrative expenses (excluding depreciation)	23.6	24.1
Income from credit card program	(1.3)	(1.1)
Depreciation expense	3.0	3.1
Amortization of intangible assets	0.6	0.7
Amortization of favorable lease commitments	0.4	0.4
Other expenses	10.1	0.4
Operating earnings	2.8	12.0
Interest expense, net	3.3	4.2
(Loss) earnings before income taxes	(0.5)	7.7
Income tax expense	0.7	3.1
Net (loss) earnings	(1.2)%	4.6%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

	Thirteen weeks ended
(in millions, except sales per square foot)	November 2, 2013	October 27, 2012
	(Predecessor)	(Predecessor)

REVENUES
Specialty Retail Stores	$889.3	$851.3
Online	239.8	217.2
Total	$1,129.1	$1,068.5

OPERATING EARNINGS
Specialty Retail Stores	$138.2	$124.4
Online	33.8	32.7
Corporate expenses	(14.5)	(12.7)
Amortization of intangible assets and favorable lease commitments	(11.7)	(11.9)
Other expenses	(113.7)	(4.7)
Total	$32.1	$127.8

OPERATING PROFIT MARGIN
Specialty Retail Stores	15.5%	14.6%
Online	14.1%	15.1%
Total	2.8%	12.0%

CHANGE IN COMPARABLE REVENUES (1)
Specialty Retail Stores	4.5%	3.5%
Online	10.4%	13.5%
Total	5.7%	5.4%

SALES PER SQUARE FOOT (2)
Specialty Retail Stores	$138	$130

STORE COUNT
Neiman Marcus and Bergdorf Goodman full-line stores open during the period	43	44
Last Call stores:
Open at beginning of period	36	33
Opened during the period	—	1
Open at end of period	36	34

NON-GAAP FINANCIAL MEASURE
EBITDA (3)	$78.1	$173.2
Adjusted EBITDA (3)	$193.2	$179.6

(1)         Comparable revenues include 1) revenues derived from our retail stores open for more than fifty-two weeks, including stores that have been relocated or expanded and 2) revenues from our Online operation.  Comparable revenues exclude revenues of closed stores.  We closed our Neiman Marcus store in Minneapolis in January 2013.

(2)         Sales per square foot are calculated as Neiman Marcus stores and Bergdorf Goodman stores net sales divided by weighted average square footage.  Weighted average square footage includes a percentage of quarter-end square footage for new and closed stores equal to the percentage of the quarter during which they were open.  Our small format stores (Last Call and CUSP) are not included in this calculation.

(3)         For an explanation of EBITDA and Adjusted EBITDA as measures of our operating performance and a reconciliation to net (loss) earnings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measure — EBITDA and Adjusted EBITDA.”

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

•                  Delivery and processing—We generate revenues from delivery and processing charges related to certain merchandise deliveries to our customers.

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise.  These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor.  Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise.  These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold.  We received vendor allowances of $5.0 million, or 0.5% of revenues, in the first quarter of fiscal year 2014 and $4.8 million, or 0.5% of revenues, in the first quarter of fiscal year 2013.  The amounts of vendor allowances we receive fluctuate based on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during the first quarter of fiscal year 2014 and 2013.

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

•                  factors affecting revenues generally, including pricing and promotional strategies, product offerings and actions taken by competitors;

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

Advertising costs consist primarily of 1) online marketing costs, 2) advertising costs incurred related to the production, printing and distribution of our print catalogs and the production of the photographic content for our websites and 3) print media costs for promotional materials mailed to our customers.  We receive advertising allowances from certain of our merchandise vendors.  Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media.  Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned.  Advertising allowances aggregated approximately $20.0 million, or 1.8% of revenues, in the first quarter of fiscal year 2014 and $19.5 million, or 1.8% of revenues, in the first quarter of fiscal year 2013.

We also receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendor’s merchandise.  These allowances are netted against the related compensation expense that we incur.  Amounts received from vendors related to compensation programs were $18.5 million, or 1.6% of revenues, in the first quarter of fiscal year 2014 and $17.7 million, or 1.7% of revenues, in the first quarter of fiscal year 2013.

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

Pursuant to the Program Agreement, we receive payments from Capital One based on sales transacted on our proprietary credit cards.  We recognize income from our credit card program when earned.  In the future, the income from our credit card program may:

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

Thirteen Weeks Ended November 2, 2013 Compared to Thirteen Weeks Ended October 27, 2012

Revenues.  Our revenues for the first quarter of fiscal year 2014 of $1,129.1 million increased by $60.6 million, or 5.7%, from $1,068.5 million in the first quarter of fiscal year 2013.  The increase in revenues was due to increases in comparable revenues related to a higher level of customer demand, most notably in our Online operation.  New stores generated revenues of $5.0 million in the first quarter of fiscal year 2014.

Comparable revenues for the thirteen weeks ended November 2, 2013 were $1,124.1 million compared to $1,063.3 million in the first quarter of fiscal year 2013, representing an increase of 5.7%.  Comparable revenues increased in the first quarter of fiscal year 2014 by 4.5% for Specialty Retail Stores and 10.4% for Online.

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for the first quarter of fiscal year 2014 were 60.7% of revenues compared to 60.4% of revenues for the first quarter of fiscal year 2013.  The increase in COGS by 0.3% of revenues in the first quarter of fiscal year 2014 was primarily due to:

•                  decreased product margins of approximately 0.3% of revenues primarily due to higher markdowns.  Due to the shift in the calendar resulting from the inclusion of the 53rd week in our fiscal year 2013, certain markdowns taken in connection with routine promotional events late in October are included in our operating results for the first quarter of fiscal year 2014 (which ended on November 2, 2013).  These promotional events occurred in the second quarter of fiscal year 2013 (which started on October 28, 2012); and

•                  higher delivery and processing net costs of approximately 0.3% of revenues as a result of  lower shipping and handling revenues collected from customers.  On October 1, 2013, we implemented free shipping/free returns for our Neiman Marcus and Bergdorf Goodman brands.  These increases were partially offset by

•                  the leveraging of buying and occupancy costs by 0.3% of revenues on higher revenues.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses as a percentage of revenues decreased to 23.6% of revenues in the first quarter of fiscal year 2014 compared to 24.1% of revenues in the prior year fiscal period.  The net decrease in SG&A expenses by 0.5% of revenues in the first quarter of fiscal year 2014 was primarily due to:

•                  the leveraging of operating expenses on higher revenues, net of marketing and other costs incurred in support of the growth of our Online operation, by approximately 0.6% of revenues; partially offset by

•                  higher current incentive compensation costs of approximately 0.1% of revenues.

Income from credit card program.  Income from our credit card program was $14.7 million, or 1.3% of revenues, in the first quarter of fiscal year 2014 compared to $12.0 million, or 1.1% of revenues, in the first quarter of fiscal year 2013.

Depreciation and amortization expenses.  Depreciation expense was $34.2 million, or 3.0% of revenues, in the first quarter of fiscal year 2014 compared to $33.5 million, or 3.1% of revenues, in the first quarter of fiscal year 2013.

Amortization of intangible assets (primarily customer lists and favorable lease commitments) aggregated $11.7 million, or 1.0% of revenues, in the first quarter of fiscal year 2014 compared to $11.9 million, or 1.1% of revenues, in the first quarter of fiscal year 2013.

Other expenses.  Other expenses for the first quarter of fiscal year 2014 were 10.1% of revenues compared to 0.4% of revenues in the first quarter of fiscal year 2013.  The increase in other expenses by 9.7% of revenues in the first quarter of fiscal year 2014 was primarily due to $109.4 million in transaction costs related to the Acquisition.

Operating earnings.  Total operating earnings in the first quarter of fiscal year 2014 were $32.1 million, or 2.8% of revenues, compared to operating earnings of $127.8 million, or 12.0% of revenues, in the first quarter of fiscal year 2013.  Our operating earnings margin decreased by 9.2% of revenues in the first quarter of fiscal year 2014 primarily due to:

•            an increase in other expenses of approximately 9.7% of revenues primarily due to transaction costs related to the Acquisition; partially offset by

•            lower SG&A expenses of approximately 0.5% of revenues primarily due to the leveraging of these expenses on higher revenues.

Excluding the transaction costs, our operating earnings margin in the first quarter of fiscal year 2014 was 12.5%.

Segment operating earnings.  Segment operating earnings for our Specialty Retail Stores and Online segments do not reflect the impact of adjustments related to the application of purchase accounting including amortization of intangible assets and favorable lease commitments and other non-cash items.  The reconciliation of segment operating earnings to total operating earnings is as follows:

	Thirteen weeks ended
(in millions)	November 2, 2013	October 27, 2012
	(Predecessor)	(Predecessor)

Specialty Retail Stores	$138.2	$124.4
Online	33.8	32.7
Corporate expenses	(14.5)	(12.7)
Amortization of intangible assets and favorable lease commitments	(11.7)	(11.9)
Other expenses	(113.7)	(4.7)
Total operating earnings	$32.1	$127.8

Operating earnings for our Specialty Retail Stores segment were $138.2 million, or 15.5% of Specialty Retail Stores revenues, for the first quarter of fiscal year 2014 compared to $124.4 million, or 14.6% of Specialty Retail Stores revenues, for the prior year fiscal period.  The increase in operating margin as a percentage of revenues for our Specialty Retail Stores segment was primarily due to:

•                  leveraging of buying and occupancy costs and SG&A expenses on the higher level of revenues; and

•                  higher credit card income; partially offset by

•                  lower product margins primarily due to a shift in timing of certain October markdowns from the second quarter of fiscal year 2013 to the first quarter of fiscal year 2014.

Operating earnings for our Online segment were $33.8 million, or 14.1% of Online revenues, in the first quarter of fiscal year 2014 compared to $32.7 million, or 15.1% of Online revenues, for the prior year fiscal period.  The decrease in operating margin as a percentage of revenues for our Online segment was primarily the result of:

•                  higher delivery and processing net costs as a result of our implementation of free shipping/free returns for our Neiman Marcus and Bergdorf Goodman brands on October 1, 2013 and the resulting lower shipping and handling revenues collected from our customers; and

•                  lower product margins primarily due to a shift in certain October markdowns from the second quarter of fiscal year 2013 to the first quarter of fiscal year 2014; partially offset by

•                  leveraging of SG&A expenses, net of marketing and other costs incurred in support of the growth of our Online operation, on the higher level of revenues.

Interest expense.  Net interest expense was $37.3 million, or 3.3% of revenues, in the first quarter of fiscal year 2014 and $45.1 million, or 4.2% of revenues, for the prior year fiscal period.  The significant components of interest expense are as follows:

	Thirteen weeks ended
(in thousands)	November 2, 2013	October 27, 2012
	(Predecessor)	(Predecessor)

Asset-Based Revolving Credit Facility	$75	$—
Senior Secured Term Loan Facility	3,687	—
Cash Pay Notes	2,773	—
PIK Toggle Notes	1,896	—
2028 Debentures	2,226	2,226
Former Asset-Based Revolving Credit Facility	477	846
Former Senior Secured Term Loan Facility	22,521	24,734
Senior Subordinated Notes	—	12,968
Amortization of debt issue costs	2,466	2,107
Other, net	1,334	2,223
Capitalized interest	(140)	(13)
Interest expense, net	$37,315	$45,091

We recorded interest expense of $8.4 million during the first quarter of fiscal year 2014 related to debt incurred as a result of the Acquisition.

Income tax expense.  Our effective income tax rate on the loss for the first quarter of fiscal year 2014 was more than the federal statutory rate primarily due to:

•                  state income taxes;

•                  non-deductible transaction costs; and

•                  the lack of a U.S. tax benefit related to the losses from our investment in a foreign e-commerce retailer in the first quarter of fiscal year 2014.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  During the second quarter of fiscal year 2013, the Internal Revenue Service (IRS) began its audit of our fiscal year 2010 and 2011 income tax returns and closed its audit of our fiscal year 2008 and 2009 income tax returns.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2009.  We believe our recorded tax liabilities as of November 2, 2013 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

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

The non-GAAP measures of EBITDA and Adjusted EBITDA contain some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing our Senior Secured Credit Facilities, the Cash Pay Notes and the PIK Toggle Notes.  EBITDA and Adjusted EBITDA should not be considered as alternatives to operating earnings or net (loss) earnings as measures of operating performance.  In addition, EBITDA and Adjusted EBITDA are not prepared in accordance with, and should not be considered as alternatives to, cash flows as measures of liquidity.

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

The following table reconciles net (loss) earnings as reflected in our Condensed Consolidated Statements of Operations prepared in accordance with GAAP to EBITDA:

	Thirteen weeks ended
(dollars in millions)	November 2, 2013	October 27, 2012
	(Predecessor)	(Predecessor)

Net (loss) earnings	$(13.1)	$49.6
Income tax expense	8.0	33.1
Interest expense, net	37.3	45.1
Depreciation expense	34.2	33.5
Amortization of intangible assets and favorable lease commitments	11.7	11.9
EBITDA	$78.1	$173.2
EBITDA as a percentage of revenues	6.9%	16.2%
Other expenses	113.7	4.7
Non-cash stock-based compensation expense	2.5	2.1
Other historical income which will not be incurred subsequent to the Acquisition	(1.1)	(0.4)
Adjusted EBITDA	$193.2	$179.6
Adjusted EBITDA as a percentage of revenues	17.1%	16.8%

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

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of inventories.  We have typically financed our cash requirements with available cash balances, cash flows from operations and, if necessary, with cash provided from borrowings under our Asset-Based Revolving Credit Facility.  We have outstanding borrowings of $125.0 million under our Asset-Based Revolving Credit Facility at November 2, 2013.

We believe that operating cash flows, cash balances, available vendor payment terms and amounts available pursuant to the Asset-Based Revolving Credit Facility will be sufficient to fund our cash requirements through the remainder of fiscal year 2014, including merchandise purchases, anticipated capital expenditure requirements, debt service requirements, income tax payments and obligations related to our Pension Plan.

Based on the higher revenues generated in the current year, cash provided by our operating activities prior to the Acquisition was $12.3 million in the first quarter of fiscal year 2014 compared to net cash used for operating activities of $14.9 million in the first quarter of fiscal year 2013.  In connection with the Acquisition, we used approximately $109.4 million to fund costs and expenses incurred as a result of the Acquisition.  We held cash balances of $79.0 million at November 2, 2013 compared to $69.4 million at October 27, 2012.

Net cash used for investing activities was $3,424.2 million in the first quarter of fiscal year 2014 and $40.0 million in the first quarter of fiscal year 2013.  The increase in net cash used for investing activities was primarily due to the Acquisition.  Currently, we project gross capital expenditures for fiscal year 2014 to be approximately $190 to $200 million.  Net of developer contributions, capital expenditures for fiscal year 2014 are projected to be approximately $170 to $180 million.

Net cash provided by financing activities was $3,469.1 million in the first quarter of fiscal year 2014 compared to net cash provided of $75.0 million in the first quarter of fiscal year 2013.  Proceeds from debt incurred in connection with the Acquisition, net of debt issuance costs, aggregated $4,437.6 million and cash equity contributions received in connection with the Acquisition aggregated $1,556.5 million.  Also in connection with the Acquisition, we repaid outstanding borrowings under our Former Asset-Based Revolving Credit Facility and Former Senior Secured Term Loan Facility.

Financing Structure at November 2, 2013

Our major sources of funds are comprised of vendor payment terms, the $800.0 million Asset-Based Revolving Credit Facility, the $2,950.0 million Senior Secured Term Loan Facility, $960.0 million Cash Pay Notes, $600.0 million PIK Toggle Notes, $125.0 million 2028 Debentures and operating leases.

On October 25, 2013, in connection with the Acquisition, we executed the following transactions:

•                  repaid the $2,433.1 million outstanding under the Former Senior Secured Term Loan Facility and terminated the facility;

•                  repaid the obligations under the Former Asset-Based Revolving Credit Facility and terminated the facility;

•                  entered into the Senior Secured Term Loan Facility in an initial outstanding principal amount of $2,950.0 million;

•                  entered into the Asset-Based Revolving Credit Facility with a maximum committed borrowing capacity of $800.0 million; and

•                  incurred indebtedness in the form of 1) $960.0 million in aggregate principal amount of the Cash Pay Notes and 2) $600.0 million in aggregate principal amount of the PIK Toggle Notes.

The purpose of the above transactions was to facilitate the Acquisition by the Sponsors on October 25, 2013.

Asset-Based Revolving Credit Facility.  At November 2, 2013, we have an Asset-Based Revolving Credit Facility providing for a maximum committed borrowing capacity of $800.0 million.  The Asset-Based Revolving Credit Facility matures on October 25, 2018.  On November 2, 2013, we had $125.0 million of borrowings outstanding under this facility, no outstanding letters of credit and $675.0 million of unused borrowing availability.

Availability under the Asset-Based Revolving Credit Facility is subject to a borrowing base.  The Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit (up to $150.0 million, with any such issuance of letters of credit reducing the amount available under the Asset-Based Revolving Credit Facility on a dollar-for-dollar basis) and for borrowings on same-day notice.  The borrowing base is equal to at any time the sum of (a) 90% of the net orderly liquidation value of eligible inventory, net of certain reserves, plus (b) 90% of the amounts owed by credit card processors in respect of eligible credit card accounts constituting proceeds from the sale or disposition of inventory, less certain reserves, plus (c) 100% of segregated cash.  We must at all times maintain excess availability of at least the greater of (a) 10% of the lesser of (1) the aggregate revolving commitments and (2) the borrowing base and (b) $50.0 million, but we are not required to maintain a fixed charge coverage ratio unless excess availability is below such levels.

See Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I — Item 1 for a further description of the terms of the Asset-Based Revolving Credit Facility.

Senior Secured Term Loan Facility.  At November 2, 2013, the outstanding balance under the Senior Secured Term Loan Facility was $2,950.0 million.  The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

Depending on its senior secured first lien net leverage ratio as defined in the credit agreement governing the Senior Secured Term Loan Facility, we could be required to prepay outstanding term loans from a certain portion of its annual excess cash flow, as defined in the credit agreement.  Required excess cash flow payments commence at 50% of our annual excess cash flow (which percentage will be reduced to 25% if our senior secured first lien net leverage ratio, as defined in the credit agreement, is equal to or less than 4.0 to 1.0 but greater than 3.5 to 1.0 and will be reduced to 0% if our senior secured first lien net leverage ratio is equal to or less than 3.5 to 1.0).  We also must offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the proceeds of certain asset sales under certain circumstances.

See Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 for a further description of the terms of the Senior Secured Term Loan Facility.

Cash Pay Notes.  We have outstanding $960.0 million aggregate principal amount of 8.00% Cash Pay Notes. Our Cash Pay Notes mature on October 15, 2021.

See Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 and our Current Report on Form 8-K filed on October 29, 2013 for a further description of the terms of the Cash Pay Notes.

PIK Toggle Notes.  We have outstanding $600.0 million aggregate principal amount of 8.75%/9.50% PIK Toggle Notes. Our PIK Toggle Notes mature on October 15, 2021.

See Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 and our Current Report on Form 8-K filed on October 29, 2013 for a further description of the terms of the PIK Toggle Notes.

2028 Debentures.  We have outstanding $125.0 million aggregate principal amount of 7.125% 2028 Debentures.  Our 2028 Debentures mature on June 1, 2028.

See Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 and Note 6 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 3, 2013 for a further description of the terms of the 2028 Debentures.

Interest Rate Caps.  At November 2, 2013, we had outstanding floating rate debt obligations of $3,075.0 million.  We have entered into interest rate cap agreements which cap LIBOR at 2.50% for an aggregate notional amount of $1,000.0 million from December 2012 through December 2014 in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness.  In the event LIBOR is less than 2.50%, NMG will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than 2.50%, NMG will pay interest at the capped rate of 2.50%.

Contractual Obligations and Commitments

The following table summarizes our estimated significant contractual cash obligations related to our long-term debt at November 2, 2013:

	Payments Due by Period
		November 3, 2013				Fiscal Year
		through	Fiscal Year	Fiscal Years	Fiscal Years	2020 and
(in thousands)	Total	August 2, 2014	2015	2016-2017	2018-2019	Beyond

Contractual obligations:
Asset-Based Revolving Credit Facility	$125,000	$—	$—	$—	$125,000	$—
Senior Secured Term Loan Facility (1)	2,950,000	22,100	29,500	59,000	59,000	2,780,400
Cash Pay Notes	960,000	—	—	—	—	960,000
PIK Toggle Notes	600,000	—	—	—	—	600,000
2028 Debentures	125,000	—	—	—	—	125,000
Interest requirements (2)	2,440,000	215,000	285,500	597,000	691,800	650,700
	$7,200,000	$237,100	$315,000	$656,000	$875,800	$5,116,100

(1)          The above table does not reflect voluntary prepayments or future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

(2)          The cash obligations for interest requirements reflect (1) interest requirements on our fixed-rate debt obligations at their contractual rates, with interest paid entirely in cash with respect to the PIK Toggle Notes, and (2) interest requirements on floating rate debt obligations at rates in effect at November 2, 2013. Borrowings pursuant to the Senior Secured Term Loan Facility bear interest at floating rates, primarily based on LIBOR, but in no event less than a floor rate of 1.00%, plus applicable margins. As a consequence of the LIBOR floor rate, we estimate that a 1% increase in LIBOR would not significantly impact our annual interest requirements during fiscal year 2014.

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

Leverage Considerations

•                  the effects of incurring a substantial amount of indebtedness under our Senior Secured Credit Facilities and the Notes;

•                  the ability to refinance our indebtedness under our Senior Secured Credit Facilities and the Notes and the effects of any refinancing;

•                  the effects upon us of complying with the covenants contained in the credit agreements governing our Senior Secured Credit Facilities and the indentures governing the Notes;

•                  restrictions on the terms and conditions of the indebtedness under our Senior Secured Credit Facilities and the Notes may place on our ability to respond to changes in our business or to take certain actions;

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

•                  the design and implementation of new information systems as well as enhancements of existing systems; and

•                  other risks, uncertainties and factors set forth in 1) Part I — Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 3, 2013 as filed with the Securities and Exchange Commission on September 25, 2013 and 2) Item 1A “Risk Factors” included herein.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business.  Except to the extent required by law, we undertake no obligation to update or revise (publicly or otherwise) any forward-looking statements to reflect subsequent events, new information or future circumstances.

Critical Accounting Policies

The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires us to make estimates and assumptions about future events.  These estimates and assumptions affect the amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the accompanying Condensed Consolidated Financial Statements.  Our current estimates are subject to change if different assumptions as to the outcome of future events were made.  We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances.  We make adjustments to our assumptions and judgments when facts and circumstances dictate.  Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates we used in preparing the accompanying Condensed Consolidated Financial Statements.

A complete description of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended August 3, 2013.

Purchase Accounting.  We have accounted for the Acquisition in accordance with the provisions of Accounting Standards Codification Topic 805, Business Combinations, whereby the purchase price paid to effect the Acquisition is allocated to state the acquired assets and liabilities at fair value.  The Acquisition and the preliminary allocation of the purchase price have been recorded for accounting purposes as of November 2, 2013.  In connection with the preliminary purchase price allocation, we have made estimates of the fair values of our long-lived and intangible assets based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information, and in some cases, preliminary valuation results from independent valuation specialists.  As of November 2, 2013, we have recorded preliminary purchase accounting adjustments to increase the carrying value of our property and equipment and inventory, to revalue intangible assets for our tradenames, customer lists and favorable lease commitments and to revalue our long-term benefit plan obligations, among other things.  This allocation of the purchase price is preliminary and subject to finalization of independent appraisals.  Further revisions to the purchase price allocation will be made as additional information becomes available and such revisions could be material.

Recent Accounting Pronouncements.  In July 2012, the Financial Accounting Standards Board (FASB) issued guidance to reduce the complexity and costs associated with interim and annual indefinite-lived intangible assets impairment tests.  This guidance allows an entity the option to make a qualitative evaluation about the likelihood of impairment to determine whether it should calculate the fair value of the indefinite-lived intangible assets.  While we adopted this guidance during the first quarter of fiscal year 2014, no impairment tests were required in the first quarter of fiscal year 2014.  We will perform our annual impairment tests in the fourth quarter of fiscal year 2014 and do not expect this guidance to have a material impact on our Condensed Consolidated Financial Statements.

In February 2013, the FASB issued guidance to improve the reporting of reclassifications out of accumulated other comprehensive earnings depending on the significance of the reclassifications and whether they are required by GAAP.  We adopted this guidance during the first quarter of fiscal year 2014.  The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We discussed our interest rate risk in Part II — Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended August 3, 2013 as filed with the Securities and Exchange Commission on September 25, 2013.  There have been no material changes to this risk since that time.

ITEM 4.  CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of November 2, 2013, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b. Changes in Internal Control over Financial Reporting.

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems.  No change occurred in our internal controls over financial reporting during the quarter ended November 2, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

The information contained under the subheading “Litigation” in Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 is incorporated herein by reference as if fully restated herein.  Note 14 contains forward-looking statements that are subject to the risks and uncertainties discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters — Factors That May Affect Future Results.”

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors described in Part I — Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 3, 2013 as filed with the Securities and Exchange Commission on September 25, 2013.  However, in connection with the Acquisition and the indebtedness incurred to finance the Acquisition, we believe we are now subject to the following additional risks.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.

As a result of our substantial indebtedness incurred in connection with the Acquisition, a significant amount of our cash flow will be used to pay interest and principal on our outstanding indebtedness, and we may not generate sufficient cash flow from operations, or have future borrowings available under our Asset-Based Revolving Credit Facility, to enable us to repay our indebtedness or to fund our other liquidity needs.  As of November 2, 2013, the principal amount of our total indebtedness was approximately $4,760.0 million, and we had unused commitments under our Asset-Based Revolving Credit Facility available to us of $675.0 million, subject to a borrowing base.

Specifically, our high level of debt could have important consequences to the holders of our indebtedness, including:

•                  making it more difficult for us to satisfy our obligations with respect to our debt;

•                  limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions, execution of our business and growth strategies or other general corporate requirements;

•                  requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes and future growth;

•                  increasing our vulnerability to general adverse economic, industry and competitive conditions and government regulations;

•                  exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our Senior Secured Credit Facilities, are at variable rates of interest;

•                  limiting our flexibility in planning for and reacting to changes in the industry in which we compete and to changing business and economic conditions;

•                  placing us at a disadvantage compared to other, less leveraged competitors and affecting our ability to compete; and

•                  increasing our cost of borrowing.

In addition, suppliers or other parties with which we maintain business relationships may experience uncertainty about our future and seek alternative relationships with third parties or seek to alter their business relationships with us.

Additional financing, if required, may not be available on commercially reasonable terms, if at all.  In addition, our ability to borrow under our Asset-Based Revolving Credit Facility is subject to significant conditions, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory and other factors beyond our control.  We might not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness.  We may not be able to obtain loans or other debt financings.  We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations.  The credit agreements governing our Senior Secured Credit Facilities and the indentures governing the Notes will restrict our ability to dispose of assets and use the proceeds from such dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due.  We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations under our indebtedness.

If we cannot make scheduled payments on our debt, we will be in default and holders of the Notes and the lenders under our Senior Secured Credit Facilities could declare all outstanding principal and interest to be due and payable, the lenders under our Senior Secured Credit Facilities could terminate their commitments to loan additional money to us and we could be forced into bankruptcy or liquidation.

We are a holding company with no operations and may not have access to sufficient cash to make payments on our outstanding indebtedness.

We are a holding company and do not have any direct operations. Our only significant assets are the equity interests we directly and indirectly hold in our subsidiaries.  As a result, we are dependent upon dividends and other payments from our subsidiaries to generate the funds necessary to meet our outstanding debt service and other obligations and such dividends may be restricted by law or the instruments governing our indebtedness, including the indentures governing the Notes, the credit agreements governing our Senior Secured Credit Facilities or other agreements of our subsidiaries.  Our subsidiaries may not generate sufficient cash from operations to enable us to make principal and interest payments on our indebtedness.  In addition, our subsidiaries are separate and distinct legal entities and, except for our existing and future subsidiaries that will be the guarantors of our indebtedness, any payments on dividends, distributions, loans or advances to us by our subsidiaries could be subject to legal and contractual restrictions on dividends.  In addition, payments to us by our subsidiaries will be contingent upon our subsidiaries’ earnings.  Additionally, we may be limited in our ability to cause any future joint ventures to distribute their earnings to us.  Subject to certain qualifications, our subsidiaries are permitted under the terms of our indebtedness to incur additional indebtedness that may restrict payments from those subsidiaries to us.  We cannot assure you that agreements governing the current and future indebtedness of our subsidiaries will permit those subsidiaries to provide us with sufficient cash to fund payments of principal, premiums, if any, and interest on our indebtedness when due.  In the event that we do not receive distributions or other payments from our subsidiaries, we may be unable to make required payments on our debt.

Despite our level of indebtedness after the Acquisition, we and our subsidiaries may still incur substantially more debt. This could further exacerbate the risks to our financial condition described above.

We and our subsidiaries may incur significant additional indebtedness in the future.  Although the indentures governing the Notes and the credit agreements governing our Senior Secured Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial.  As of November 2, 2013, our Asset-Based Revolving Credit Facility provides for borrowings of the lesser of unused commitments of $675.0 million, subject to the borrowing base.  Additionally, (i) our Senior Secured Term Loan Facility may be increased by an amount equal to (x) $650.0 million plus (y) an unlimited amount so long as, in the case of new indebtedness secured on a pari passu basis with our Senior Secured Term Loan Facility, on a pro forma basis our maximum senior secured first lien net leverage ratio, as defined in the credit agreement, does not exceed 4.25 to 1.00, and in the case of new indebtedness secured on a junior basis to our Senior Secured Term Loan Facility, subordinated in right of payment to our Senior Secured Term Loan Facility or, in the case of certain incremental equivalent loan debt, unsecured and pari passu in right of payment with our Senior Secured Term Loan Facility, on a pro forma basis our maximum total net leverage ratio, as defined in the credit agreement, does not exceed 7.00 to 1.00, in each case subject to certain conditions and (ii) our Asset-Based Revolving Credit Facility can be increased by up to $300.0 million.  If new debt is added to our current debt levels, the related risks that we and the guarantors now face would increase.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The amount of borrowings permitted under our Asset-Based Revolving Credit Facility may fluctuate significantly, which may adversely affect our liquidity, results of operations and financial position.

The amount of borrowings permitted at any time under our Asset-Based Revolving Credit Facility is limited to a periodic borrowing base valuation of our accounts receivable and domestic inventory. As a result, our access to credit under our Asset-Based Revolving Credit Facility is potentially subject to significant fluctuations depending on the value of the borrowing base eligible assets as of any measurement date, as well as certain discretionary rights of the administrative agent of our Asset-Based Revolving Credit Facility in respect of the calculation of such borrowing base value.  Our inability to borrow under or the early termination of our Asset-Based Revolving Credit Facility may adversely affect our liquidity, results of operations and financial position.

We may elect to pay interest on the PIK Toggle Notes in the form of PIK Interest or partial PIK Interest rather than in the form of Cash Interest.

In the future, we may elect to pay either 50% or all of the interest due on the PIK Toggle Notes for such period in PIK Interest by either increasing the principal amount of the outstanding PIK Toggle Notes or by issuing new PIK Toggle Notes for the entire amount of the interest payment, thereby increasing the aggregate principal amount of the PIK Toggle Notes.  We may elect to pay interest in the form of PIK Interest or partial PIK Interest on up to six interest payments in the aggregate on any interest payment date in respect of the third interest payment through the tenth interest payment date.  If we make such future interest payments in the form of PIK Interest or partial PIK Interest, the principal amount of the outstanding PIK Toggle Notes would be increased, which in turn would further increase our substantial indebtedness.  See “—Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.”

The terms of the indentures governing the Notes and the credit agreements governing our Senior Secured Credit Facilities restrict our current and future operations, which could harm our long-term interests.

The indentures governing the Notes and the credit agreements governing our Senior Secured Credit Facilities contain a number of restrictive covenants that impose significant operating and financial restrictions on us and limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

•                  incur additional indebtedness and guarantee indebtedness;

•                  pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock;

•                  prepay, redeem or repurchase certain indebtedness;

•                  make loans and investments;

•                  sell or otherwise dispose of assets;

•                  incur liens;

•                  enter into transactions with affiliates;

•                  alter the businesses we conduct;

•                  designate any of our subsidiaries as unrestricted subsidiaries;

•                  enter into agreements restricting our subsidiaries’ ability to pay dividends; and

•                  consolidate, merge or sell all or substantially all of our assets.

As a result of all of these restrictions, we may be:

•                  limited in how we conduct our business;

•                  unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•                  unable to compete effectively or to take advantage of new business opportunities.

These restrictions might hinder our ability to grow in accordance with our strategy.

In addition, the springing financial covenant in the credit agreement governing our Asset-Based Revolving Credit Facility requires the maintenance of a minimum fixed charge coverage ratio, which covenant is triggered when excess availability under our Asset-Based Revolving Credit Facility is less than the greater of $50.0 million and 10% of the Line Cap, as defined in the credit agreement, then in effect.  Our ability to meet the financial covenant could be affected by events beyond our control.

A breach of the covenants under the indentures governing the Notes or under the credit agreements governing our Senior Secured Credit Facilities could result in an event of default under the applicable debt document.  Such a default, if not cured or waived, may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt that is subject to an applicable cross-acceleration or cross-default provision.  In addition, an event of default under the credit agreements governing our Senior Secured Credit Facilities would permit the lenders under our Senior Secured Credit Facilities to terminate all commitments to extend further credit under the facilities.  Furthermore, if we were unable to repay the amounts due and payable under our Senior Secured Credit Facilities, those lenders could proceed against the collateral granted to them to secure that indebtedness.  In the event our lenders or holders of the Notes accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our Senior Secured Credit Facilities are at variable rates of interest and expose us to interest rate risk.  Interest rates are currently at historically low levels.  If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed may remain the same, and our net earnings and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all revolving loans are fully drawn (and to the extent that LIBOR is in excess of the 1.00% floor rate with respect to our Senior Secured Term Loan Facility), each quarter point change in interest rates would result in a $9.4 million change in annual interest expense on the indebtedness under our Senior Secured Credit Facilities.  In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility.  However, it is possible that we will not maintain interest rate swaps with respect to any of our variable rate indebtedness.  Alternatively, any swaps we enter into may not fully or effectively mitigate our interest rate risk.

A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

Our debt currently has a non-investment grade rating, and any rating assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes in our business, warrant.  Any downgrade by either S&P or Moody’s may increase the interest rate on our Senior Secured Credit Facilities or result in higher borrowing costs.  Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing.

We are controlled by the Sponsors, whose interests as equity holders may conflict with those of the lenders under our Senior Secured Credit Facilities and the holders of the Notes.

Following the Acquisition, we are controlled by the Sponsors.  The Sponsors control the election of a majority of our directors and thereby have the power to control our affairs and policies, including the appointment of management, the issuance of additional stock and the declaration and payment of dividends.  The Sponsors do not have any liability for any obligations under our indebtedness and their interests may be in conflict with those of the lenders under our Senior Secured Credit Facilities and the holders of the Notes.  For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the Sponsors may pursue strategies that favor equity investors over debt investors.  In addition, our equity holders may have an interest in pursuing acquisitions, divestitures, financing or other transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve risk to holders of our debt.  Additionally, the Sponsors may make investments in businesses that directly or indirectly compete with us, or may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 30, 2013, certain of our option holders exercised 65 Accreting Options paying the exercise price with cash at a weighted average exercise price of $1,557 per option.  The foregoing transactions were consummated without registration in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended and corresponding provisions of state securities laws, which exempt transaction by an issuer not involving any public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

Exhibit		Method of Filing

2.1	Agreement and Plan of Merger, dated as of September 9, 2013, among Neiman Marcus Group LTD Inc., NM Mariposa Holdings, Inc., and Mariposa Merger Sub LLC.	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on September 11, 2013.

3.1	Certificate of Formation of the Company, dated as of October 28, 2013.	Filed herewith.

3.2	Amended and Restated Limited Liability Company Agreement of the Company, dated as of October 28, 2013.	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 29, 2013.

4.1	Senior Cash Pay Notes Indenture, dated as of October 21, 2013, between Mariposa Merger Sub LLC, Mariposa Borrower, Inc. and U.S. Bank National Association, as trustee.	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 29, 2013.

4.2	Senior PIK Toggle Notes Indenture, dated as of October 21, 2013, between Mariposa Merger Sub LLC, Mariposa Borrower, Inc. and U.S. Bank National Association, as trustee.	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 29, 2013.

4.3

First Supplemental Indenture, dated as of October 25, 2013, to the Senior Cash Pay Notes Indenture, dated as of October 21, 2013, among the Company (as successor by merger of Mariposa Merger Sub LLC), Mariposa Borrower, Inc. each of the subsidiary guarantors named therein and U.S. Bank National Association, as trustee.

Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 29, 2013.

4.4

First Supplemental Indenture, dated as of October 25, 2013, to the Senior PIK Toggle Notes Indenture, dated as of October 21, 2013, among the Company (as successor by merger of Mariposa Merger Sub LLC), Mariposa Borrower, Inc., each of the subsidiary guarantors named therein and U.S. Bank National Association, as trustee.

Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 29, 2013.

10.1

Term Loan Credit Agreement, dated as of October 25, 2013, among Mariposa Intermediate Holdings LLC, the Company (as successor by merger to Mariposa Merger Sub LLC), the subsidiaries of the Company from time to time party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative and Collateral Agent, and the lenders thereunder.

Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 29, 2013.

10.2

Revolving Credit Agreement, dated as of October 25, 2013, among Mariposa Intermediate Holdings LLC, the Company (as successor by merger to Mariposa Merger Sub LLC), the subsidiaries of the Company from time to time party thereto, Deutsche Bank AG New York Branch, as Administrative and Collateral Agent, and the lenders thereunder.

Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 29, 2013.

10.3	Employment Agreement, dated as of October 25, 2013, by and among The Neiman Marcus Group LLC, the Company and Karen Katz.	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 29, 2013.

10.4	Employment Agreement, dated as of October 25, 2013, by and among The Neiman Marcus Group LLC, the Company and James E. Skinner.	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 29, 2013.

10.5	Employment Agreement, dated as of October 25, 2013, by and among The Neiman Marcus Group LLC, the Company and James J. Gold.	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 29, 2013.

10.6	NM Mariposa Holdings, Inc. Management Equity Incentive Plan dated October 25, 2013.	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 29, 2013.

10.7	Form of NM Mariposa Holdings, Inc. Co-Invest Options Non-Qualified Stock Option Agreement pursuant to the NM Mariposa Holdings, Inc. Management Equity Incentive Plan.	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 29, 2013.

10.8	Form of NM Mariposa Holdings, Inc. Time-Vested Option Non-Qualified Stock Option Agreement pursuant to the NM Mariposa Holdings, Inc. Management Equity Incentive Plan.	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 29, 2013.

10.9	Form of NM Mariposa Holdings, Inc. Performance-Vested Option Non-Qualified Stock Option Agreement pursuant to the NM Mariposa Holdings, Inc. Management Equity Incentive Plan.	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 29, 2013.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith electronically.

101.INS	XBRL Instance Document	Furnished herewith electronically.

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith electronically.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith electronically.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith electronically.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith electronically.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith electronically.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NEIMAN MARCUS GROUP LTD LLC

(Registrant)

Signature	Title	Date

/s/ T. Dale Stapleton	Senior Vice President	December 17, 2013
T. Dale Stapleton	and Chief Accounting Officer
(on behalf of the registrant and
as principal accounting officer)