Form 10-Q
period 2014-02-01
Neiman Marcus Group LTD LLC
filed 2014-03-12
CIK 1358651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 1, 2014

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

NEIMAN MARCUS GROUP LTD LLC

INDEX

		Page
Part I.	Financial Information

Item 1.	Condensed Consolidated Balance Sheets as of February 1, 2014 (Successor), August 3, 2013 (Predecessor) and January 26, 2013 (Predecessor)	1

	Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended February 1, 2014 (Successor) and January 26, 2013 (Predecessor)	2

	Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended February 1, 2014 (Successor), Thirteen Weeks Ended November 2, 2013 (Predecessor) and Twenty-six Weeks Ended January 26, 2013 (Predecessor)	3

	Condensed Consolidated Statements of Comprehensive (Loss) Earnings for the Thirteen Weeks Ended February 1, 2014 (Successor) and January 26, 2013 (Predecessor)	4

	Condensed Consolidated Statements of Comprehensive (Loss) Earnings for the Thirteen Weeks Ended February 1, 2014 (Successor), Thirteen Weeks Ended November 2, 2013 (Predecessor) and Twenty-six Weeks Ended January 26, 2013 (Predecessor)	5

	Condensed Consolidated Statements of Cash Flows for the Acquisition and Thirteen Weeks Ended February 1, 2014 (Successor), Thirteen Weeks Ended November 2, 2013 (Predecessor) and Twenty-six Weeks Ended January 26, 2013 (Predecessor)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	53

Item 4.	Controls and Procedures	53

Part II.	Other Information

Item 1.	Legal Proceedings	53

Item 1A.	Risk Factors	53

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3.	Defaults Upon Senior Securities	54

Item 4.	Mine Safety Disclosures	54

Item 5.	Other Information	54

Item 6.	Exhibits	55

Signature		56

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	February 1, 2014	August 3, 2013	January 26, 2013
(in thousands, except units/shares)	(Successor)	(Predecessor)	(Predecessor)
ASSETS
Current assets:
Cash and cash equivalents	$147,208	$136,676	$56,901
Merchandise inventories	1,041,935	1,018,839	919,625
Deferred income taxes	15,493	27,645	19,115
Other current assets	151,024	102,817	117,201
Total current assets	1,355,660	1,285,977	1,112,842

Property and equipment, net	1,211,719	901,844	902,817
Goodwill	2,449,938	1,263,433	1,263,433
Intangible assets, net	3,471,491	1,782,148	1,805,757
Other assets	171,898	66,839	64,787
Total assets	$8,660,706	$5,300,241	$5,149,636

LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$292,329	$386,538	$261,035
Accrued liabilities	466,615	390,168	409,147
Other current liabilities	29,500	—	—
Total current liabilities	788,444	776,706	670,182

Long-term liabilities:
Long-term debt	4,595,053	2,697,077	2,701,980
Deferred income taxes	1,507,778	639,381	617,834
Deferred real estate credits	1,419	104,366	106,621
Other long-term liabilities	252,991	251,673	334,686
Total long-term liabilities	6,357,241	3,692,497	3,761,121

Predecessor:
Common stock (par value $0.01 per share, 4,000,000 shares authorized and 1,019,728 shares issued and outstanding at August 3, 2013 and 1,019,318 shares issued and outstanding at January 26, 2013)	—	10	10

Successor:
Membership unit (1 unit issued and outstanding at February 1, 2014)	—	—	—

Additional paid-in capital	1,583,256	1,005,833	1,001,116
Accumulated other comprehensive loss	(285)	(107,529)	(141,869)
Accumulated deficit	(67,950)	(67,276)	(140,924)
Total member equity	1,515,021	831,038	718,333
Total liabilities and member equity	$8,660,706	$5,300,241	$5,149,636

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Thirteen weeks ended
	February 1, 2014	January 26, 2013
(in thousands)	(Successor)	(Predecessor)

Revenues	$1,432,793	$1,362,364
Cost of goods sold including buying and occupancy costs (excluding depreciation)	1,053,012	921,677
Selling, general and administrative expenses (excluding depreciation)	305,899	278,622
Income from credit card program	(15,229)	(14,267)
Depreciation expense	40,479	33,385
Amortization of intangible assets	8,656	7,529
Amortization of favorable lease commitments	10,663	4,385
Other expenses	64,168	6,624

Operating (loss) earnings	(34,855)	124,409

Interest expense, net	77,859	57,328

(Loss) earnings before income taxes	(112,714)	67,081

Income tax (benefit) expense	(44,764)	26,645

Net (loss) earnings	$(67,950)	$40,436

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Thirteen weeks ended	Thirteen weeks ended	Twenty-six weeks ended
	February 1, 2014	November 2, 2013	January 26, 2013
(in thousands)	(Successor)	(Predecessor)	(Predecessor)

Revenues	$1,432,793	$1,129,138	$2,430,902
Cost of goods sold including buying and occupancy costs (excluding depreciation)	1,053,012	685,408	1,567,129
Selling, general and administrative expenses (excluding depreciation)	305,899	266,543	535,716
Income from credit card program	(15,229)	(14,653)	(26,214)
Depreciation expense	40,479	34,239	66,880
Amortization of intangible assets	8,656	7,251	15,057
Amortization of favorable lease commitments	10,663	4,469	8,770
Other expenses	64,168	113,745	11,328

Operating (loss) earnings	(34,855)	32,136	252,236

Interest expense, net	77,859	37,315	102,419

(Loss) earnings before income taxes	(112,714)	(5,179)	149,817

Income tax (benefit) expense	(44,764)	7,919	59,766

Net (loss) earnings	$(67,950)	$(13,098)	$90,051

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS
(UNAUDITED)

	Thirteen weeks ended
	February 1, 2014	January 26, 2013
(in thousands)	(Successor)	(Predecessor)

Net (loss) earnings	$(67,950)	$40,436

Other comprehensive (loss) earnings:
Change in unrealized loss on financial instruments, net of tax of ($183) and $380	(285)	585
Reclassification of realized loss on financial instruments to earnings, net of tax of $0 and $646	—	994
Change in unrealized loss on unfunded benefit obligations, net of tax of $0 and $1,151	—	1,771
Total other comprehensive (loss) earnings	(285)	3,350

Total comprehensive (loss) earnings	$(68,235)	$43,786

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS
(UNAUDITED)

	Thirteen weeks ended	Thirteen weeks ended	Twenty-six weeks ended
	February 1, 2014	November 2, 2013	January 26, 2013
(in thousands)	(Successor)	(Predecessor)	(Predecessor)

Net (loss) earnings	$(67,950)	$(13,098)	$90,051

Other comprehensive (loss) earnings:
Change in unrealized loss on financial instruments, net of tax of ($183), $396 and $726	(285)	610	1,116
Reclassification of realized loss on financial instruments to earnings, net of tax of $0, $145 and $1,209	—	224	1,859
Change in unrealized loss on unfunded benefit obligations, net of tax of $0, $319 and $2,567	—	490	3,948
Total other comprehensive (loss) earnings	(285)	1,324	6,923

Total comprehensive (loss) earnings	$(68,235)	$(11,774)	$96,974

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Acquisition and Thirteen weeks ended	Thirteen weeks ended	Twenty-six weeks ended
	February 1, 2014	November 2, 2013	January 26, 2013
(in thousands)	(Successor)	(Predecessor)	(Predecessor)
CASH FLOWS - OPERATING ACTIVITIES
Net (loss) earnings	$(67,950)	$(13,098)	$90,051
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expense	64,943	48,425	94,855
Loss on debt extinguishment	—	—	15,597
Equity in loss of foreign e-commerce retailer	2,063	1,523	5,251
Deferred income taxes	(50,544)	(6,326)	(10,130)
Non-cash charges related to the Acquisition	114,420	—	—
Other	1,519	5,002	9,154
	64,451	35,526	204,778
Changes in operating assets and liabilities:
Merchandise inventories	149,963	(142,417)	20,192
Other current assets	41,344	12,111	14,980
Other assets	1,329	(1,484)	(473)
Accounts payable and accrued liabilities	(120,924)	107,091	(63,246)
Deferred real estate credits	13	1,484	2,681
Payment of deferred compensation	(16,623)	—	—
Net cash provided by operating activities	119,553	12,311	178,912

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(33,538)	(35,959)	(73,253)
Acquisition of Neiman Marcus Group LTD LLC	(3,388,585)	—	—
Net cash used for investing activities	(3,422,123)	(35,959)	(73,253)

CASH FLOWS - FINANCING ACTIVITIES
Borrowings under senior secured asset-based revolving credit facility	125,000	—	—
Repayment of borrowings under senior secured asset-based revolving credit facility	(125,000)	—	—
Borrowings under former senior secured asset-based revolving credit facility	—	130,000	100,000
Repayment of borrowings under former senior secured asset-based revolving credit facility	(145,000)	—	(180,000)
Borrowings under senior secured term loan facility	2,950,000	—	—
Repayment of borrowings under senior secured term loan facility	(7,375)	—	—
Borrowings under former senior secured term loan facility	—	—	500,000
Repayment of borrowings under former senior secured term loan facility	(2,433,096)	(126,904)	—
Repayments of borrowings under senior subordinated notes	—	—	(510,668)
Borrowings under cash pay notes	960,000	—	—
Borrowings under PIK toggle notes	600,000	—	—
Debt issuance costs paid	(147,375)	—	(7,343)
Cash equity contributions	1,556,500	—	—
Net cash provided by (used for) financing activities	3,333,654	3,096	(98,011)

CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	31,084	(20,552)	7,648
Beginning balance	116,124	136,676	49,253
Ending balance	$147,208	$116,124	$56,901

Supplemental Schedule of Cash Flow Information
Cash paid during the period for:
Interest	$22,071	$40,789	$93,245
Income taxes	$1,281	$7,544	$39,849
Non-cash activities:
Equity contribution from management	$26,756	$—	$—
See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.              Basis of Presentation

Neiman Marcus Group LTD LLC (the Company) is a luxury retailer conducting integrated store and online operations principally under the Neiman Marcus and Bergdorf Goodman brand names.  References to “we,” “our” and “us” are used to refer to the Company or to the Company and its subsidiaries, as appropriate to the context.  Prior to October 25, 2013, the Company (formerly Neiman Marcus Group LTD Inc.) was a subsidiary of Newton Holding, LLC, which was controlled by investment funds affiliated with TPG Global, LLC (together with its affiliates, TPG) and Warburg Pincus LLC (together with TPG, the Former Sponsors).  On October 25, 2013, the Company merged with and into Mariposa Merger Sub LLC (Mariposa) pursuant to an Agreement and Plan of Merger, dated September 9, 2013, by and among NM Mariposa Holdings, Inc. (Parent), Mariposa and the Company, with the Company surviving the merger (the Acquisition).  As a result of the Acquisition and the Conversion (as defined below), the Company is now a direct subsidiary of Mariposa Intermediate Holdings LLC (Holdings), which in turn is a direct subsidiary of Parent. Parent is controlled by private investment funds affiliated with Ares Management LLC and Canada Pension Plan Investment Board (together, the Sponsors).  On October 28, 2013, Neiman Marcus Group LTD Inc. converted from a Delaware corporation to a Delaware limited liability company (the Conversion).

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

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  All references to the second quarter of fiscal year 2014 relate to the thirteen weeks ended February 1, 2014 of the Successor. All references to the second quarter of fiscal year 2013 relate to the thirteen weeks ended January 26, 2013 of the Predecessor. All references to year-to-date fiscal 2014 relate to the combined twenty-six weeks ended February 1, 2014.  All references to year-to-date fiscal 2013 relate to the twenty-six weeks ended January 26, 2013 of the Predecessor.

We have prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended August 3, 2013.  In our opinion, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the applicable interim periods.

The specialty retail industry is seasonal in nature, with a higher level of sales typically generated in the fall and holiday selling seasons.  Due to seasonal and other factors, the results of operations for the second quarter of fiscal year 2014 are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

A detailed description of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended August 3, 2013.

Certain prior period balances have been reclassified to conform to the current period presentation.

Use of Estimates.  We are required to make estimates and assumptions about future events in preparing our financial statements in conformity with GAAP.  These estimates and assumptions affect the amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the unaudited Condensed Consolidated Financial Statements.

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
Recent Accounting Pronouncements.  In July 2012, the Financial Accounting Standards Board (FASB) issued guidance to reduce the complexity and costs associated with interim and annual indefinite-lived intangible assets impairment tests.  This guidance allows an entity the option to make a qualitative evaluation about the likelihood of impairment to determine whether it should calculate the fair value of the indefinite-lived intangible assets.  While we adopted this guidance during the first quarter of fiscal year 2014, no impairment tests were required in the first and second quarters of fiscal year 2014.  We will perform our annual impairment tests in the fourth quarter of fiscal year 2014 and do not expect this guidance to have a material impact on our Condensed Consolidated Financial Statements.

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

•	issuance of $960.0 million aggregate principal amount of 8.00% senior cash pay notes due 2021 (Cash Pay Notes);

•	issuance of $600.0 million aggregate principal amount of 8.75%/9.50% senior PIK toggle notes due 2021 (PIK Toggle Notes); and

•	$1,583.3 million of equity investments from Parent funded by direct and indirect equity investments from the Sponsors, certain co-investors and management.
The Acquisition occurred simultaneously with:

•	the closing of the financing transactions and equity investments described previously;

•	the termination of our former $700.0 million senior secured asset-based revolving credit facility (Former Asset-Based Revolving Credit Facility); and

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

Sources
Borrowings under new debt agreements:
Asset-Based Revolving Credit Facility	$75.0
Senior Secured Term Loan Facility	2,950.0
Cash Pay Notes	960.0
PIK Toggle Notes	600.0
Equity contributions - cash	1,556.5
Equity contributions - non-cash	26.8
Cash on hand	38.2
Total sources	$6,206.5

Uses
Consideration payable to former equity holders	$3,382.7
Repayments of Former Senior Secured Credit Facilities	2,591.7
Debt issuance costs	147.4
Fees and expenses	84.7
Total uses	$6,206.5

In connection with the preliminary purchase price allocation, we have made preliminary estimates of the fair values of our long-lived and intangible assets based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information, and in some cases, preliminary valuation results from independent valuation specialists.  As of February 1, 2014, we have recorded preliminary purchase accounting adjustments to increase the carrying value of our property and equipment and inventory, to revalue intangible assets for our tradenames, customer lists and favorable lease commitments and to revalue our long-term benefit plan obligations, among other things.  This preliminary allocation of the purchase price is subject to finalization of independent appraisals.

During the second quarter of fiscal year 2014, we received updated valuation results from our independent appraisers and adjusted the estimated fair values of our long-lived and intangible assets as follows:

	Estimated Fair Value
(in millions)	February 1, 2014	November 2, 2013

Property and equipment	$1,219.6	$1,094.6
Customer lists	484.7	484.7
Favorable lease commitments	1,096.6	1,067.6
Tradenames	1,909.5	1,909.5
Goodwill	2,449.9	2,559.8
Further revisions to the purchase price allocation will be made as additional information becomes available and such revisions could be material.
The purchase price has been preliminarily allocated as follows (in millions):

Consideration payable to former equity holders (including $26.8 million management rollover)		$3,382.7
Capitalized transaction costs		32.7
Total consideration paid to effect the Acquisition		3,415.4

Net assets acquired at historical cost		821.9

Adjustments to state acquired assets at fair value:
1) Increase carrying value of merchandise inventories	$129.6
2) Increase carrying value of property and equipment	315.0
3) Revalue intangible assets to fair value:
Tradenames	678.1
Customer lists	281.3
Favorable lease commitments	761.0
4) Increase carrying values of long-term liabilities	(15.2)
5) Write-off historical deferred lease credits	102.3
6) Write-off historical debt issuance costs	(31.3)
7) Write-off historical goodwill	(1,263.4)
8) Settlement of unvested Predecessor stock options (Note 10)	51.5
9) Tax impact of valuation adjustments and other tax benefits	(865.3)
Total adjustments to state acquired assets at fair value		143.6
Net assets acquired at fair value		965.5

Excess purchase price related to the Acquisition recorded as goodwill		$2,449.9

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

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	February 1, 2014	January 26, 2013	February 1, 2014	January 26, 2013

Revenues	$1,432,793	$1,362,364	$2,561,931	$2,430,902
Net earnings (loss)	24,589	(36,551)	56,043	(50,932)

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
The following table shows the Company’s financial assets that are required to be measured at fair value on a recurring basis in our Condensed Consolidated Balance Sheets:

	Fair Value Hierarchy	February 1, 2014	August 3, 2013	January 26, 2013
(in thousands)		(Successor)	(Predecessor)	(Predecessor)
Other long-term assets:
Interest rate caps	Level 2	$—	$29	$150

The fair value of the interest rate caps are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves.  In addition, the fair value of the interest rate caps includes consideration of the counterparty’s non-performance risk.

The carrying values of cash and cash equivalents, credit card receivables and accounts payable approximate fair value due to their short-term nature.  We determine the fair value of our long-term debt on a non-recurring basis, which results are summarized as follows:

		February 1, 2014 (Successor)		August 3, 2013 (Predecessor)		January 26, 2013 (Predecessor)
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Senior Secured Term Loan Facility	Level 2	$2,942,625	$2,983,086	$—	$—	$—	$—
Cash Pay Notes	Level 2	960,000	1,005,600	—	—	—	—
PIK Toggle Notes	Level 2	600,000	630,000	—	—	—	—
2028 Debentures	Level 2	121,928	123,750	122,077	125,625	121,980	125,625
Former Asset-Based Revolving Credit Facility	Level 2	—	—	15,000	15,000	20,000	20,000
Former Senior Secured Term Loan Facility	Level 2	—	—	2,560,000	2,566,400	2,560,000	2,572,800

We estimated the fair value of our long-term debt using prevailing market rates for the Senior Secured Term Loan Facility and Former Senior Secured Term Loan Facility, quoted market prices of the same or similar issues for the Cash Pay Notes, the PIK Toggle Notes and the $125.0 million aggregate principal amount of 7.125% Debentures due 2028 (the 2028 Debentures and, together with the Cash Pay Notes and the PIK Toggle Notes, the Notes) and similar rates offered for debt of similar remaining maturities and credit risk for the Former Asset-Based Revolving Credit Facility.

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

5.     Goodwill and Intangible Assets, Net

	February 1, 2014	August 3, 2013	January 26, 2013
(in thousands)	(Successor)	(Predecessor)	(Predecessor)

Goodwill	$2,449,938	$1,263,433	$1,263,433

Tradenames	$1,909,478	$1,231,405	$1,231,405
Customer lists, net	476,048	210,690	225,192
Favorable lease commitments, net	1,085,965	340,053	349,160
Intangible assets, net	$3,471,491	$1,782,148	$1,805,757

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

Subsequent to the Acquisition, Successor customer lists and certain other intangible assets are amortized over their estimated useful lives, currently estimated at 12 to 16 years (weighted average life of 14 years from the Acquisition).  Successor favorable lease commitments are amortized straight-line over the remaining lives of the leases, currently estimated at three to 88 years (weighted average life of 32 years from the Acquisition).  Total amortization of all intangible assets recorded in connection with the Acquisition for the current and next five fiscal years is currently estimated as follows (in thousands):

February 2, 2014 through August 2, 2014	$38,641
2015	77,685
2016	78,258
2017	77,250
2018	75,749
2019	76,031

6.              Long-term Debt

The significant components of our long-term debt are as follows:

	Interest Rate	February 1, 2014	August 3, 2013	January 26, 2013
(in thousands)		(Successor)	(Predecessor)	(Predecessor)

Senior Secured Term Loan Facility	variable	$2,942,625	$—	$—
Cash Pay Notes	8.00%	960,000	—	—
PIK Toggle Notes	8.75%/9.50%	600,000	—	—
2028 Debentures	7.125%	121,928	122,077	121,980
Former Asset-Based Revolving Credit Facility	variable	—	15,000	20,000
Former Senior Secured Term Loan Facility	variable	—	2,560,000	2,560,000
Total debt		4,624,553	2,697,077	2,701,980
Less: current portion of Senior Secured Term Loan Facility		(29,500)	—	—
Long-term debt		$4,595,053	$2,697,077	$2,701,980

Asset-Based Revolving Credit Facility.  On October 25, 2013, we entered into a credit agreement and related security and other agreements for a senior secured Asset-Based Revolving Credit Facility providing for a maximum of committed borrowing capacity of $800.0 million. The Asset-Based Revolving Credit Facility matures on October 25, 2018.  On February 1, 2014, we had no borrowings outstanding under this facility, no outstanding letters of credit and $720.0 million of unused borrowing availability.

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

At February 1, 2014, borrowings under the Asset-Based Revolving Credit Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of 1) the prime rate of Deutsche Bank AG New York Branch (the administrative agent), 2) the federal funds effective rate plus ½ of 1.00% or 3) the adjusted one-month LIBOR plus 1.00% or (b) LIBOR, subject to certain adjustments, in each case plus an applicable margin.  The applicable margin is up to 0.75% with respect to base rate borrowings and up to 1.75% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on the historical excess availability under the Asset-Based Revolving Credit Facility.  In addition, we are required to pay a commitment fee in respect of unused commitments 0.25% per annum.  We must also pay customary letter of credit fees and agency fees.

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
The facility contains covenants limiting dividends and other restricted payments, investments, loans, advances and acquisitions, and prepayments or redemptions of other indebtedness.  These covenants permit such restricted actions in an unlimited amount, subject to the satisfaction of certain payment conditions, principally that we must have pro forma excess availability under the Asset-Based Revolving Credit Facility, which exceeds the greater of $90.0 million or 15% of the lesser of (a) the revolving commitments under the facility and (b) the borrowing base, and, if pro forma excess availability is equal to or less than the greater of $200.0 million or 25% of the lesser of (1) the revolving commitments under the facility and (2) the borrowing base, that we have a pro forma ratio of consolidated EBITDA to consolidated fixed charges of at least 1.0 to 1.0.  The Asset-Based Revolving Credit Facility also contains customary affirmative covenants and events of default, including a cross-default provision in respect of any other indebtedness that has an aggregate principal amount exceeding $50.0 million.

Senior Secured Term Loan Facility.  On October 25, 2013, we entered into a credit agreement and related security and other agreements for the $2,950.0 million Senior Secured Term Loan Facility. At February 1, 2014, the outstanding balance under our Senior Secured Term Loan Facility was $2,942.6 million. The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

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

At February 1, 2014, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of 1) the prime rate of Credit Suisse AG (the administrative agent), 2) the federal funds effective rate plus ½ of 1.00% and 3) the adjusted one-month LIBOR plus 1.00% or (b) an adjusted LIBOR (for a period equal to the relevant interest period, and in any event, never less than 1.00%), subject to certain adjustments, in each case plus an applicable margin.  The applicable margin is up to 3.00% with respect to base rate borrowings and up to 4.00% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on the senior secured first lien net leverage ratio.  The applicable margin with respect to outstanding LIBOR borrowings was 4.00% at February 1, 2014.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 5.00% at February 1, 2014.

Subject to certain exceptions and reinvestment rights, our Senior Secured Term Loan Facility requires that 100% of the net cash proceeds from certain asset sales and debt issuances and 50% (subject to step downs based on our senior secured first lien net leverage ratio) from excess cash flow, as defined in the credit agreement, for each of our fiscal years (commencing with the period ending July 26, 2015) must be used to pay down outstanding borrowings under our Senior Secured Term Loan Facility.

Depending on the Company’s senior secured first lien net leverage ratio as defined in the credit agreement governing the Senior Secured Term Loan Facility, we could be required to prepay outstanding term loans from a certain portion of our annual excess cash flow, as defined in the credit agreement.  Required excess cash flow payments commence at 50% of our annual excess cash flow (which percentage will be reduced to 25% if our senior secured first lien net leverage ratio, as defined in the credit agreement, is equal to or less than 4.0 to 1.0 but greater than 3.5 to 1.0 and will be reduced to 0% if our senior secured first lien net leverage ratio is equal to or less than 3.5 to 1.0).  We also must offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the net cash proceeds of certain asset sales under certain circumstances.

We may repay all or any portion of the outstanding Senior Secured Term Loan Facility at any time, subject to redeployment costs in the case of prepayment of LIBOR borrowings other than the last day of the relevant interest period and in the event of certain repayments, conversions or replacements of the term loans under the Senior Secured Term Loan Facility that directly or indirectly result in a reduction of the "effective" interest rate applicable to such term loans or any applicable replacement tranche of debt prior to October 25, 2014, a payment of 1.00% of the aggregate principal amount of the term loans so repaid, converted or replaced. The Senior Secured Term Loan Facility amortizes in equal quarterly installments in an amount equal to 1.00% per annum of the original principal amount thereof, less any voluntary or mandatory prepayments, with the remaining balance due at final maturity.

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

In connection with the retirement of the Senior Subordinated Notes, we incurred a loss on debt extinguishment of $15.6 million, which included 1) costs of $10.7 million related to the tender for and redemption of the Senior Subordinated Notes and 2) the write-off of $4.9 million of debt issuance costs related to the initial issuance of the Senior Subordinated Notes. The total loss on debt extinguishment was recorded in the second quarter of fiscal year 2013 as a component of interest expense.

Maturities of Long-term Debt.  Annual maturities of long-term debt outstanding at February 1, 2014 during the current and next five fiscal years and thereafter are as follows (in millions):

February 2, 2014 through August 2, 2014	$14.8
2015	29.5
2016	29.5
2017	29.5
2018	29.5
2019	29.5
Thereafter	4,462.3

The previous table does not reflect voluntary prepayments or future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

Interest Expense.  The significant components of interest expense are as follows:

	Quarter-to-date		Year-to-date
	Thirteen weeks ended	Thirteen weeks ended	Thirteen weeks ended	Thirteen weeks ended	Twenty-six weeks ended
	February 1, 2014	January 26, 2013	February 1, 2014	November 2, 2013	January 26, 2013
(in thousands)	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)

Asset-Based Revolving Credit Facility	$258	$—	$258	$75	$—
Senior Secured Term Loan Facility	37,283	—	37,283	3,687	—
Cash Pay Notes	19,414	—	19,414	2,773	—
PIK Toggle Notes	13,271	—	13,271	1,896	—
2028 Debentures	2,227	2,227	2,227	2,226	4,453
Former Asset-Based Revolving Credit Facility	—	416	—	477	1,262
Former Senior Secured Term Loan Facility	—	28,495	—	22,521	53,230
Senior Subordinated Notes	—	6,063	—	—	19,031
Amortization of debt issue costs	5,145	2,041	5,145	2,466	4,148
Other, net	524	2,534	524	1,334	4,756
Capitalized interest	(263)	(45)	(263)	(140)	(58)
	$77,859	$41,731	$77,859	$37,315	$86,822
Loss on debt extinguishment	—	15,597	—	—	15,597
Interest expense, net	$77,859	$57,328	$77,859	$37,315	$102,419

We recorded interest expense of $8.4 million during the first quarter of fiscal year 2014 related to debt incurred as a result of the Acquisition.

7.              Derivative Financial Instruments

At February 1, 2014, we had outstanding floating rate debt obligations of $2,942.6 million.  We have entered into interest rate cap agreements (at a cost of $5.8 million) for an aggregate notional amount of $1,000.0 million in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness.  The interest rate cap agreements cap LIBOR at 2.50% from December 2012 through December 2014 with respect to the $1,000.0 million notional amount of such agreements.  In the event LIBOR is less than 2.50%, we will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than 2.50%, we will pay interest at the capped rate of 2.50%.  On February 1, 2014, the fair value of our interest rate caps was zero.

Gains and losses realized due to the expiration of applicable portions of the interest rate caps are reclassified to interest expense at the time our quarterly interest payments are made.  A summary of the recorded amounts related to our interest rate caps reflected in our Condensed Consolidated Statements of Operations is as follows:

	Quarter-to-date		Year-to-date
	Thirteen weeks ended	Thirteen weeks ended	Thirteen weeks ended	Thirteen weeks ended	Twenty-six weeks ended
	February 1, 2014	January 26, 2013	February 1, 2014	November 2, 2013	January 26, 2013
(in thousands)	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)

Realized hedging losses — included in interest expense, net	$—	$1,640	$—	$369	$3,068

8.              Income Taxes

Our effective income tax rates for the following periods are as follows:

	Quarter-to-date		Year-to-date
	Thirteen weeks ended	Thirteen weeks ended	Thirteen weeks ended	Thirteen weeks ended	Twenty-six weeks ended
	February 1, 2014	January 26, 2013	February 1, 2014	November 2, 2013	January 26, 2013
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)

Effective income tax rate	39.7%	39.7%	39.7%	(152.9)%	39.9%

Our effective income tax rates for the second quarter of fiscal year 2014, second quarter of fiscal year 2013 and year-to-date fiscal 2013 exceeded the federal statutory tax rate due to state income taxes and the lack of a U.S. tax benefit related to the losses from our investment in a foreign e-commerce retailer. Our effective income tax rate on the loss for the first quarter of fiscal year 2014 exceeded the federal statutory tax rate due to the non-deductible portion of transaction costs incurred in connection with the Acquisition, state income taxes and the lack of a U.S. tax benefit related to the losses from our investment in a foreign e-commerce retailer.

At February 1, 2014, the gross amount of unrecognized tax benefits was $2.9 million ($1.9 million of which would impact our effective tax rate, if recognized).  We classify interest and penalties as a component of income tax expense and our liability for accrued interest and penalties was $4.8 million at February 1, 2014, $5.5 million at August 3, 2013 and $5.1 million at January 26, 2013.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  During the second quarter of fiscal year 2013, the Internal Revenue Service (IRS) began its audit of our fiscal year 2010 and 2011 federal income tax returns and closed its audit of our fiscal year 2008 and 2009 income tax returns.  During the second quarter of fiscal year 2014, the IRS began its audit of our fiscal year 2012 federal income tax return. With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2009.  We believe our recorded tax liabilities as of February 1, 2014 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

Subsequent to the Acquisition, Parent and its subsidiaries, including the Company, will file U.S. federal income taxes as a consolidated group.  The Company has elected to be treated as a corporation for U.S. federal income tax purposes and all operations of Parent are conducted through the Company and its subsidiaries. Income taxes are presented as if the Company and its subsidiaries are separate taxpayers from Parent. There are no differences between the Company's and Parent's current and deferred income taxes.

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
Obligations for our employee benefit plans, included in other long-term liabilities, are as follows:

	February 1, 2014	August 3, 2013	January 26, 2013
(in thousands)	(Successor)	(Predecessor)	(Predecessor)

Pension Plan	$112,121	$104,018	$172,692
SERP Plan	100,646	103,854	114,614
Postretirement Plan	12,375	12,429	17,427
	225,142	220,301	304,733
Less: current portion	(5,752)	(6,542)	(5,904)
Long-term portion of benefit obligations	$219,390	$213,759	$298,829

Funding Policy and Plan Status.  Our policy is to fund the Pension Plan at or above the minimum required by law.  In fiscal year 2013, we were not required to make contributions to the Pension Plan; however, we made voluntary contributions to our Pension Plan of $25.0 million in fiscal year 2013.  As of February 1, 2014, we do not believe we will be required to make contributions to the Pension Plan for fiscal year 2014.  We will continue to evaluate voluntary contributions to our Pension Plan based upon the unfunded position of the Pension Plan, our available liquidity and other factors.

Cost of Benefits. The components of the expenses we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Quarter-to-date		Year-to-date
	Thirteen weeks ended	Thirteen weeks ended	Thirteen weeks ended	Thirteen weeks ended	Twenty-six weeks ended
	February 1, 2014	January 26, 2013	February 1, 2014	November 2, 2013	January 26, 2013
(in thousands)	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)

Pension Plan:
Interest cost	$5,781	$5,311	$5,781	$5,781	$10,622
Expected return on plan assets	(6,166)	(6,595)	(6,166)	(6,401)	(13,190)
Net amortization of losses	—	1,572	—	1,095	3,144
Pension Plan (income) expense	$(385)	$288	$(385)	$475	$576

SERP Plan:
Interest cost	$1,104	$1,009	$1,104	$1,104	$2,018
Net amortization of losses	—	131	—	—	262
SERP Plan expense	$1,104	$1,140	$1,104	$1,104	$2,280

Postretirement Plan:
Service cost	$5	$9	$5	$5	$18
Interest cost	142	163	142	142	326
Net amortization of prior service cost	—	(389)	—	(321)	(778)
Net amortization of losses	—	147	—	35	294
Postretirement Plan expense (income)	$147	$(70)	$147	$(139)	$(140)

Purchase Accounting Adjustments. In connection with the Acquisition, the obligations and assets related to our benefit plans were valued at their fair values as of the date of the Acquisition, using a discount rate of 4.70% for our Pension Plan and Postretirement Plan and a discount rate of 4.50% for our SERP Plan, resulting in a $5.9 million increase in the carrying value of our long-term benefit obligations.

10.       Stock-Based Compensation

Predecessor Stock Options.  The Predecessor had equity-based management arrangements, which authorized equity awards to be granted to certain management employees. At the time of the Acquisition, Predecessor stock options for 101,730 shares were outstanding, consisting of vested options for 67,899 shares and unvested options for 33,831 shares.  In connection with the Acquisition, previously unvested options became fully vested at October 25, 2013.

All Predecessor stock options were subject to settlement in connection with the Acquisition in amounts equal to the excess of the per share merger consideration over the exercise prices of such options.  The fair value of the consideration payable to holders of Predecessor stock options aggregated $187.4 million, of such amount $135.9 million represented the fair value of previously vested options which amount is included in the consideration paid by the Sponsors to acquire the Company.  The remaining $51.5 million represented the fair value of previously unvested options, such amount was expensed in the results of operations of the Successor for the second quarter of fiscal year 2014.

Successor Stock Options.  In connection with the Acquisition, Parent established the Management Equity Incentive Plan (the Management Incentive Plan) pursuant to which eligible employees, consultants and non-employee directors are eligible to receive stock-based awards.  Under the Management Incentive Plan, Parent is authorized to grant stock options, restricted stock and other types of awards that are valued in whole or in part by reference to, or are payable or otherwise based on, the shares of common stock of Parent. Charges with respect to options issued by Parent pursuant to the Management Incentive Plan are reflected by the Company in the preparation of our Condensed Consolidated Financial Statements.

Co-Invest Options.  In connection with the Acquisition, certain executive officers of the Company rolled over a portion of the amounts otherwise payable in settlement of their Predecessor stock options into stock options of Parent (pursuant to Parent’s Co-Invest Options Non-Qualified Stock Option Agreement under the Management Incentive Plan). Specifically, upon the consummation of the Acquisition, Predecessor stock options were rolled over and converted into stock options for 56,979 shares of Parent (the Co-Invest Options).

The number of Co-Invest Options issued upon conversion of Predecessor stock options was equal to the product of (a) the number of shares subject to the applicable Predecessor stock options multiplied by (b) the ratio of the per share merger consideration over the fair market value of a share of Parent, which was approximately 3.1x (the Exchange Ratio).  The exercise price of each Predecessor stock option was adjusted by dividing the original exercise price of the Predecessor stock option by the Exchange Ratio.  Following the conversion, the exercise prices of the Co-Invest Options range from $180 to $644 per share.  As of the date of the Acquisition, the aggregate intrinsic value of the Co-Invest Options equaled the intrinsic value of the rolled over Predecessor stock options. The Co-Invest Options are fully vested and are exercisable at any time prior to the applicable expiration dates related to the original grant of the Predecessor options in accordance with the Management Incentive Plan.  The Co-Invest Options contain sale and repurchase provisions.

Non-Qualified Stock Options.  In the second quarter of fiscal year 2014, Parent granted 72,992 time-vested non-qualified stock options and 72,992 performance-vested non-qualified stock options to certain executive officers and non-employee directors of the Company pursuant to the terms of the Management Incentive Plan.  Each grant of non-qualified stock options consists of options to purchase an equal number of shares of Parent’s Class A common stock and Class B common stock.  These non-qualified stock options were granted at an exercise price of $1,000 per share and such options will expire no later than the tenth anniversary of the grant date.

Accounting for Successor Stock Options. Parent generally has the right to call shares issued upon exercise of vested stock options at the fair market value and vested unexercised stock options for the difference between the fair market value of the underlying share and the exercise price in the event the optionee ceases to be an employee of the Company. However, if the optionee voluntarily leaves the Company without good reason or is terminated for cause, the repurchase price is the lesser of the exercise price of such options or the fair value of such awards at the employee termination date. In the event of the retirement of the optionee, the repurchase price is fair value at the retirement date. As a result of these repurchase rights, the Company accounts for stock options issued to optionees who will become retirement eligible prior to the expiration of their stock options (Retirement Eligible Optionees) using the liability method. Under the liability method, the Company establishes the estimated liability for option awards held by Retirement Eligible Optionees over the vesting/performance periods of such awards and the liability for the vested/earned options is adjusted to its estimated fair value through compensation expense at each balance sheet date. With respect to options held by non-retirement eligible optionees, such options are effectively forfeited should the optionee voluntarily leave the Company without good reason or be terminated for cause. As a result, the Company records no expense or liability with respect to such options currently.

With respect to the Co-Invest Options, the fair value of such options at the Acquisition date was $36.3 million. Of such amount, $9.5 million represented the fair value of options held by Retirement Eligible Optionees for which a liability was established at the Acquisition date. The remaining value of $26.8 million represented the fair value of options held by non-retirement eligible optionees and such amount was credited to Successor equity.

At February 1, 2014, the aggregate number of co-invest, time-vested and performance-vested options held by Retirement Eligible Optionees aggregated 99,910 options and the recorded liability with respect to such options was $11.9 million. We recognize compensation expense, which is included in selling, general and administrative expenses, for stock options on a straight-line basis over the vesting/performance periods. The following table sets forth certain summary information with respect to our stock options for the periods indicated.

	Quarter-to-date		Year-to-date
	Thirteen weeks ended	Thirteen weeks ended	Thirteen weeks ended	Thirteen weeks ended	Twenty-six weeks ended
	February 1, 2014	January 26, 2013	February 1, 2014	November 2, 2013	January 26, 2013
(in thousands, except number of options and per option price)	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)

Stock compensation expense	$2,376	$2,469	$2,376	$2,548	$4,585

Stock option grants:
Number of options granted	145,984	8,000	145,984	—	10,200
Weighted average grant date fair value	$407	$949	$407	$—	$927

Stock option exercises:
Number of options exercised	—	472	—	65	2,915
Weighted average exercise price	$—	$775	$—	$1,557	$1,006

11.  Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss by component (amounts are recorded net of related income taxes):

(in thousands)	Unrealized Losses on Financial Instruments	Unfunded Benefit Obligations	Total

Predecessor:
Balance, August 3, 2013	$(3,999)	$(103,530)	$(107,529)

Other comprehensive earnings before reclassifications	610	490	1,100
Amounts reclassified from accumulated other comprehensive loss (1)	224	—	224
Total other comprehensive earnings	834	490	1,324

Purchase accounting adjustment	3,165	103,040	106,205

Successor:
Balance, November 2, 2013	$—	$—	$—

Other comprehensive loss before reclassifications	(285)	—	(285)
Total other comprehensive loss	(285)	—	(285)

Balance, February 1, 2014	$(285)	$—	$(285)

(1)	The amounts reclassified from accumulated other comprehensive loss are recorded within interest expense on the Condensed Consolidated Statements of Operations.

12.       Income from Credit Card Program

We maintain a proprietary credit card program and a related marketing and servicing alliance with affiliates of Capital One Financial Corporation (Capital One).  Pursuant to our agreement with Capital One (the Program Agreement), Capital One offers proprietary credit card accounts to our customers under both the “Neiman Marcus” and “Bergdorf Goodman” brand names.  Effective July 1, 2013, we amended and extended the Program Agreement to July 2020 (renewable thereafter for three-year terms), subject to early termination provisions.

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

13.       Other Expenses

Other expenses consists of the following components:

	Quarter-to-date		Year-to-date
	Thirteen weeks ended	Thirteen weeks ended	Thirteen weeks ended	Thirteen weeks ended	Twenty-six weeks ended
	February 1, 2014	January 26, 2013	February 1, 2014	November 2, 2013	January 26, 2013
(in thousands)	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)

Costs incurred in connection with the Acquisition:
Change-in-control cash payments due to Former Sponsors and management	$—	$—	$—	$80,457	$—
Stock-based compensation for accelerated vesting of Predecessor stock options	51,510	—	51,510	—	—
Other, primarily professional fees	1,732	—	1,732	28,942	—
Total transaction costs	53,242	—	53,242	109,399	—
Management fee due to Former Sponsors	—	3,406	—	2,823	6,077
Equity in loss of foreign e-commerce retailer	2,063	3,218	2,063	1,523	5,251
Costs related to criminal cyber-attack	4,088	—	4,088	—	—
Other non-recurring expenses	4,775	—	4,775	—	—
Other expenses	$64,168	$6,624	$64,168	$113,745	$11,328

We have an investment in a foreign e-commerce retailer, which is accounted for under the equity method.  Our equity in the investee’s losses reduces the carrying value of our investment.  The carrying value of our investment at February 1, 2014 was $23.4 million.

In the second quarter of fiscal year 2014, we incurred 1) costs related to the investigation of a criminal cyber-attack on our systems, including legal fees, investigative fees, costs of communications with customers and credit monitoring services provided to customers, and 2) other non-recurring expenses. We expect to incur additional costs to investigate and remediate the cyber-attack in the foreseeable future. Such costs are not currently estimable but could be material to our future operating results.

14.       Commitments and Contingencies

Employment Class Actions Litigation.  On April 30, 2010, a Class Action Complaint for Injunction and Equitable Relief was filed in the United States District Court for the Central District of California by Sheila Monjazeb, individually and on behalf of other members of the general public similarly situated, against the Company, Newton Holding, LLC, TPG Capital, L.P. and Warburg Pincus LLC. On July 12, 2010, all defendants except for the Company were dismissed without prejudice, and on August 20, 2010, this case was dismissed by Ms. Monjazeb and refiled in the Superior Court of California for San Francisco County. This complaint, along with a similar class action lawsuit originally filed by Bernadette Tanguilig in 2007, alleges that the Company has engaged in various violations of the California Labor Code and Business and Professions Code, including without limitation (1) asking employees to work “off the clock,” (2) failing to provide meal and rest breaks to its employees, (3) improperly calculating deductions on paychecks delivered to its employees and (4) failing to provide a chair or allow employees to sit during shifts. The Monjazeb and Tanguilig class actions have been deemed “related” cases and are pending before the same trial court judge.  On October 24, 2011, the court granted the Company’s motion to compel Ms. Monjazeb and Juan Carlos Pinela (a co-plaintiff in the Tanguilig case) to arbitrate their individual claims in accordance with the Company’s Mandatory Arbitration Agreement, foreclosing their ability to pursue a class action in court.  The court’s order compelling arbitration did not apply to Ms. Tanguilig, who is not bound by the Mandatory Arbitration Agreement.  The court determined that Ms. Tanguilig could not be a class representative of employees who are subject to the Mandatory Arbitration Agreement, thereby limiting the putative class action to those associates who were employed between December 2004 and July 15, 2007 (the effective date of our Mandatory Arbitration Agreement).  Following the court’s order, Ms. Monjazeb and Mr. Pinela filed demands for arbitration with the American Arbitration Association (AAA), seeking to arbitrate, not only their individual claims, but also class claims, which the Company asserted violated the class action waiver in the Mandatory Arbitration Agreement. This led to further proceedings in the trial court, a stay of the arbitrations, and a decision by the trial court, on its own motion, to reconsider its order compelling arbitration. The trial court ultimately decided to vacate its order compelling arbitration due to a recent California appellate court decision.  Following this ruling, the Company timely filed appeals with the Court of Appeal, asserting that the trial court did not have jurisdiction to change its earlier determination of the enforceability of the arbitration agreement.  While the appeal process has stayed most of the claims in both cases, the trial court asked the parties to address issues regarding certain civil penalty claims asserted by Ms. Tanguilig, based on Labor Code violations alleged in the complaint. On December 10, 2013, the trial court set these penalty claims for trial on April 1, 2014, despite the pending appeals. Ms. Tanguilig’s penalty claims allege that employees were not provided with meal periods and rest breaks in compliance with California law. We filed a motion to dismiss all of Ms. Tanguilig’s claims, including the penalty claims, based on her failure to bring her claims to trial within five years as required by California law.

In addition, the National Labor Relations Board (NLRB) has been pursuing a complaint alleging that the Mandatory Arbitration Agreement’s class action prohibition violates employees’ rights to engage in concerted activity, which was submitted to an administrative law judge (ALJ) for determination on a stipulated record. Recently, the ALJ issued a recommended decision and order finding that the Company's Arbitration Agreement and class action waiver violated the National Labor Relations Act. The matter has now been transferred to the NLRB for further consideration and decision. On January 25, 2014, we attended mediation in both the Tanguilig and Monjazeb cases. Both the Company and Ms. Monjazeb accepted a mediator's proposal to settle the Monjazeb case. We expect the settlement, if ultimately granted final approval by the court following notice to the class and other procedures, will resolve both Ms. Monjazeb's class action and the pending NLRB matter. A settlement was not reached in the Tanguilig case. On January 30, 2014, the trial court heard and granted our motion to dismiss all of Ms. Tanguilig's claims, subject to some additional briefing by the parties on a limited issue involving the penalty claims of certain employees who were bound to the arbitration agreement. As a result of the granting of our motion to dismiss, the trial court vacated the trial date of April 1, 2014. On February 28, 2014, the court issued an order reaffirming the dismissal of Ms. Tanguilig's claims.

On December 6, 2013, a third putative class action was filed against the Company in the San Diego Superior Court by a former employee. The case is entitled Marisabella Newton v. Neiman Marcus Group, Inc., et al., and the complaint alleges claims similar to those made in the Monjazeb case. We have filed an answer to the complaint in the Newton case and are investigating Ms. Newton's claims.

We will continue to vigorously defend our interests in these matters. Based upon the pending settlement agreement with respect to Ms. Monjazeb's class action claims, we recorded our currently estimable liabilities with respect to both Ms. Monjazeb's and Ms. Tanguilig's employment class actions litigation claims in the second quarter of fiscal year 2014, which amount was not material to our financial condition or results of operations. We will continue to evaluate these matters, and our recorded reserves for such matters, based on subsequent events, new information and future circumstances.

Consumer Class Actions Litigation. Three putative class actions were filed in January 2014 relating to a criminal cyber-attack on our computer systems in 2013. The plaintiffs allege negligence and other claims in connection with their purchases by payment cards. The first case, Melissa Frank v. The Neiman Marcus Group, LLC, et al., was filed in the United States District Court for the Eastern District of New York on January 13, 2014. The second case, Donna Clark v. Neiman Marcus Group LTD LLC, was filed in the United States District Court for the Northern District of Georgia on January 27, 2014. The third case, Christina Wong v. The Neiman Marcus Group, LLC, et al., was filed in the United States District Court for the Central District of California on January 29, 2014, but was voluntarily dismissed by the plaintiff on February 10, 2014, without prejudice to her right to re-file a complaint. The Company moved to dismiss the Frank complaint on February 12, 2014, after which the plaintiff indicated an intention to file an amended complaint on or before March 12, 2014. The Company also moved to dismiss the Clark complaint on February 18, 2014.

In addition, payment card companies and associations may require us to reimburse them for unauthorized card charges and costs to replace cards and may also impose fines or penalties in connection with the security incident, and enforcement authorities may also impose fines or other remedies against us. We have also incurred other costs associated with this security incident, including legal fees, investigative fees, costs of communications with customers and credit monitoring services provided to our customers. At this point, we are unable to predict the developments in, outcome of, and economic and other consequences of pending or future litigation or regulatory investigations related to, and other costs associated with, this matter. We will continue to evaluate these matters based on subsequent events, new information and future circumstances.

We are currently involved in various other legal actions and proceedings that arose in the ordinary course of business. With respect to the matters described above as well as all other current outstanding litigation involving us, we believe that any liability arising as a result of such litigation will not have a material adverse effect on our financial position, results of operations or cash flows.

Other.  We had no outstanding irrevocable letters of credit relating to purchase commitments and insurance and other liabilities at February 1, 2014.  We had approximately $5.4 million in surety bonds at February 1, 2014 relating primarily to merchandise imports and state sales tax and utility requirements.

15.       Segment Reporting

We have identified two reportable segments: Specialty Retail Stores and Online.  The Specialty Retail Stores segment aggregates the activities of our Neiman Marcus and Bergdorf Goodman retail stores, including our Last Call stores.  The Online segment conducts online and supplemental print catalog operations under the Neiman Marcus, Bergdorf Goodman, Last Call and Horchow brand names.  Both the Specialty Retail Stores and Online segments derive their revenues from the sales of high-end fashion apparel, accessories, cosmetics and fragrances from leading designers, precious and fashion jewelry and decorative home accessories.

Operating earnings for the segments include 1) revenues, 2) cost of sales, 3) direct selling, general and administrative expenses, 4) other direct operating expenses, 5) income from credit card program and 6) depreciation expense for the respective segment.  Items not allocated to our operating segments include those items not considered by management in measuring the assets and profitability of our segments.  These amounts include 1) corporate expenses including, but not limited to, treasury, investor relations, legal and finance support services and general corporate management, 2) charges related to the application of purchase accounting including amortization of long-term assets and other non-cash items, 3) interest expense and 4) other expenses.  These items, while often related to the operations of a segment, are not considered by segment operating management, corporate operating management and the chief operating decision maker in assessing segment operating performance.  The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (except with respect to purchase accounting adjustments not allocated to the operating segments).
The following tables set forth the information for our reportable segments:

	Quarter-to-date		Year-to-date
	Thirteen weeks ended	Thirteen weeks ended	Thirteen weeks ended	Thirteen weeks ended	Twenty-six weeks ended
	February 1, 2014	January 26, 2013	February 1, 2014	November 2, 2013	January 26, 2013
(in thousands)	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
REVENUES
Specialty Retail Stores	$1,070,718	$1,047,657	$1,070,718	$889,295	$1,898,935
Online	362,075	314,707	362,075	239,843	531,967
Total	$1,432,793	$1,362,364	$1,432,793	$1,129,138	$2,430,902

OPERATING (LOSS) EARNINGS
Specialty Retail Stores	$115,118	$106,632	$115,118	$138,203	$231,067
Online	54,337	45,528	54,337	33,801	78,266
Corporate expenses	(15,022)	(7,977)	(15,022)	(12,932)	(19,462)
Other expenses	(64,168)	(6,624)	(64,168)	(113,745)	(11,328)
Corporate depreciation/amortization charges	(26,127)	(13,150)	(26,127)	(13,191)	(26,307)
Corporate amortization of inventory step-up	(98,993)	—	(98,993)	—	—
Total	$(34,855)	$124,409	$(34,855)	$32,136	$252,236

CAPITAL EXPENDITURES
Specialty Retail Stores	$25,706	$26,491	$25,706	$28,831	$58,547
Online	7,832	6,802	7,832	7,128	14,706
Total	$33,538	$33,293	$33,538	$35,959	$73,253

DEPRECIATION EXPENSE
Specialty Retail Stores	$26,928	$26,254	$26,928	$26,439	$52,883
Online	6,743	5,895	6,743	6,329	11,517
Other	6,808	1,236	6,808	1,471	2,480
Total	$40,479	$33,385	$40,479	$34,239	$66,880

	February 1, 2014	January 26, 2013
(in thousands)	(Successor)	(Predecessor)
ASSETS
Tangible assets of Specialty Retail Stores	$2,116,240	$1,757,365
Tangible assets of Online	250,380	207,936
Corporate assets:
Intangible assets	5,921,429	3,069,190
Other	372,657	115,145
Total	$8,660,706	$5,149,636

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

The following condensed consolidating financial information represents the financial information of the Company and its non-guarantor subsidiaries under the 2028 Debentures, prepared on the equity basis of accounting.  The information is presented in accordance with the requirements of Rule 3-10 under the SEC’s Regulation S-X. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the non-guarantor subsidiaries operated as independent entities.

	February 1, 2014 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$146,214	$994	$—	$147,208
Merchandise inventories	—	927,093	114,842	—	1,041,935
Other current assets	—	151,528	14,989	—	166,517
Total current assets	—	1,224,835	130,825	—	1,355,660
Property and equipment, net	—	1,056,170	155,549	—	1,211,719
Goodwill	—	2,067,390	382,548	—	2,449,938
Intangible assets, net	—	580,257	2,891,234	—	3,471,491
Other assets	—	147,022	24,876	—	171,898
Investments in subsidiaries	1,515,021	3,472,340	—	(4,987,361)	—
Total assets	$1,515,021	$8,548,014	$3,585,032	$(4,987,361)	$8,660,706
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$267,228	$25,101	$—	$292,329
Accrued liabilities	—	380,311	86,304	—	466,615
Other current liabilities	—	29,500	—	—	29,500
Total current liabilities	—	677,039	111,405	—	788,444
Long-term liabilities:
Long-term debt	—	4,595,053	—	—	4,595,053
Deferred income taxes	—	1,507,778	—	—	1,507,778
Other long-term liabilities	—	253,123	1,287	—	254,410
Total long-term liabilities	—	6,355,954	1,287	—	6,357,241
Total member equity	1,515,021	1,515,021	3,472,340	(4,987,361)	1,515,021
Total liabilities and member equity	$1,515,021	$8,548,014	$3,585,032	$(4,987,361)	$8,660,706

	August 3, 2013 (Predecessor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$135,827	$849	$—	$136,676
Merchandise inventories	—	909,332	109,507	—	1,018,839
Other current assets	—	117,313	13,149	—	130,462
Total current assets	—	1,162,472	123,505	—	1,285,977
Property and equipment, net	—	795,798	106,046	—	901,844
Goodwill	—	1,107,753	155,680	—	1,263,433
Intangible assets, net	—	245,756	1,536,392	—	1,782,148
Other assets	—	38,835	28,004	—	66,839
Investments in subsidiaries	831,038	1,845,022	—	(2,676,060)	—
Total assets	$831,038	$5,195,636	$1,949,627	$(2,676,060)	$5,300,241
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$354,249	$32,289	$—	$386,538
Accrued liabilities	—	319,358	70,810	—	390,168
Total current liabilities	—	673,607	103,099	—	776,706
Long-term liabilities:
Long-term debt	—	2,697,077	—	—	2,697,077
Deferred income taxes	—	639,381	—	—	639,381
Other long-term liabilities	—	354,533	1,506	—	356,039
Total long-term liabilities	—	3,690,991	1,506	—	3,692,497
Total stockholders’ equity	831,038	831,038	1,845,022	(2,676,060)	831,038
Total liabilities and stockholders’ equity	$831,038	$5,195,636	$1,949,627	$(2,676,060)	$5,300,241

	January 26, 2013 (Predecessor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$45,674	$11,227	$—	$56,901
Merchandise inventories	—	815,532	104,093	—	919,625
Other current assets	—	122,152	14,164	—	136,316
Total current assets	—	983,358	129,484	—	1,112,842
Property and equipment, net	—	796,156	106,661	—	902,817
Goodwill	—	1,107,753	155,680	—	1,263,433
Intangible assets, net	—	263,363	1,542,394	—	1,805,757
Other assets	—	40,567	24,220	—	64,787
Investments in subsidiaries	718,333	1,850,497	—	(2,568,830)	—
Total assets	$718,333	$5,041,694	$1,958,439	$(2,568,830)	$5,149,636
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$236,667	$24,368	$—	$261,035
Accrued liabilities	—	327,120	82,027	—	409,147
Total current liabilities	—	563,787	106,395	—	670,182
Long-term liabilities:
Long-term debt	—	2,701,980	—	—	2,701,980
Deferred income taxes	—	617,834	—	—	617,834
Other long-term liabilities	—	439,760	1,547	—	441,307
Total long-term liabilities	—	3,759,574	1,547	—	3,761,121
Total stockholders’ equity	718,333	718,333	1,850,497	(2,568,830)	718,333
Total liabilities and stockholders’ equity	$718,333	$5,041,694	$1,958,439	$(2,568,830)	$5,149,636

	Thirteen weeks ended February 1, 2014 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,211,274	$221,519	$—	$1,432,793
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	902,217	150,795	—	1,053,012
Selling, general and administrative expenses (excluding depreciation)	—	266,391	39,508	—	305,899
Income from credit card program	—	(13,892)	(1,337)	—	(15,229)
Depreciation expense	—	36,838	3,641	—	40,479
Amortization of intangible assets and favorable lease commitments	—	9,699	9,620	—	19,319
Other expenses	—	62,105	2,063	—	64,168
Operating (loss) earnings	—	(52,084)	17,229	—	(34,855)
Interest expense, net	—	77,859	—	—	77,859
Intercompany royalty charges (income)	—	40,992	(40,992)	—	—
Equity in loss (earnings) of subsidiaries	67,950	(58,221)	—	(9,729)	—
(Loss) earnings before income taxes	(67,950)	(112,714)	58,221	9,729	(112,714)
Income tax benefit	—	(44,764)	—	—	(44,764)
Net (loss) earnings	$(67,950)	$(67,950)	$58,221	$9,729	$(67,950)
Total other comprehensive (loss) earnings, net of tax	(285)	(285)	—	285	(285)
Total comprehensive (loss) earnings	$(68,235)	$(68,235)	$58,221	$10,014	$(68,235)

	Thirteen weeks ended January 26, 2013 (Predecessor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,152,434	$209,930	$—	$1,362,364
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	772,875	148,802	—	921,677
Selling, general and administrative expenses (excluding depreciation)	—	243,780	34,842	—	278,622
Income from credit card program	—	(12,999)	(1,268)	—	(14,267)
Depreciation expense	—	30,189	3,196	—	33,385
Amortization of intangible assets and favorable lease commitments	—	8,743	3,171	—	11,914
Other expenses	—	3,406	3,218	—	6,624
Operating earnings	—	106,440	17,969	—	124,409
Interest expense, net	—	57,328	—	—	57,328
Intercompany royalty charges (income)	—	62,996	(62,996)	—	—
Equity in (earnings) loss of subsidiaries	(40,436)	(80,965)	—	121,401	—
Earnings (loss) before income taxes	40,436	67,081	80,965	(121,401)	67,081
Income tax expense	—	26,645	—	—	26,645
Net earnings (loss)	$40,436	$40,436	$80,965	$(121,401)	$40,436
Total other comprehensive earnings (loss), net of tax	3,350	3,350	—	(3,350)	3,350
Total comprehensive earnings (loss)	$43,786	$43,786	$80,965	$(124,751)	$43,786

	Thirteen weeks ended November 2, 2013 (Predecessor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$926,436	$202,702	$—	$1,129,138
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	568,665	116,743	—	685,408
Selling, general and administrative expenses (excluding depreciation)	—	230,090	36,453	—	266,543
Income from credit card program	—	(13,271)	(1,382)	—	(14,653)
Depreciation expense	—	31,057	3,182	—	34,239
Amortization of intangible assets and favorable lease commitments	—	8,773	2,947	—	11,720
Other expenses	—	112,222	1,523	—	113,745
Operating (loss) earnings	—	(11,100)	43,236	—	32,136
Interest expense, net	—	37,315	—	—	37,315
Intercompany royalty charges (income)	—	32,907	(32,907)	—	—
Equity in loss (earnings) of subsidiaries	13,098	(76,143)	—	63,045	—
(Loss) earnings before income taxes	(13,098)	(5,179)	76,143	(63,045)	(5,179)
Income tax expense	—	7,919	—	—	7,919
Net (loss) earnings	$(13,098)	$(13,098)	$76,143	$(63,045)	$(13,098)
Total other comprehensive earnings (loss), net of tax	1,324	1,324	—	(1,324)	1,324
Total comprehensive (loss) earnings	$(11,774)	$(11,774)	$76,143	$(64,369)	$(11,774)

	Twenty-six weeks ended January 26, 2013 (Predecessor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,030,568	$400,334	$—	$2,430,902
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,309,798	257,331	—	1,567,129
Selling, general and administrative expenses (excluding depreciation)	—	465,206	70,510	—	535,716
Income from credit card program	—	(23,849)	(2,365)	—	(26,214)
Depreciation expense	—	60,169	6,711	—	66,880
Amortization of intangible assets and favorable lease commitments	—	17,486	6,341	—	23,827
Other expenses	—	6,077	5,251	—	11,328
Operating earnings	—	195,681	56,555	—	252,236
Interest expense, net	—	102,417	2	—	102,419
Intercompany royalty charges (income)	—	113,634	(113,634)	—	—
Equity in (earnings) loss of subsidiaries	(90,051)	(170,187)	—	260,238	—
Earnings (loss) before income taxes	90,051	149,817	170,187	(260,238)	149,817
Income tax expense	—	59,766	—	—	59,766
Net earnings (loss)	$90,051	$90,051	$170,187	$(260,238)	$90,051
Total other comprehensive earnings (loss), net of tax	6,923	6,923	—	(6,923)	6,923
Total comprehensive earnings (loss)	$96,974	$96,974	$170,187	$(267,161)	$96,974

	Acquisition and Thirteen weeks ended February 1, 2014 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net (loss) earnings	$(67,950)	$(67,950)	$58,221	$9,729	$(67,950)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expense	—	51,682	13,261	—	64,943
Equity in loss of foreign e-commerce retailer	—	—	2,063	—	2,063
Deferred income taxes	—	(50,544)	—	—	(50,544)
Non-cash charges related to the Acquisition	—	114,420	—	—	114,420
Other	—	1,630	(111)	—	1,519
Intercompany royalty income payable (receivable)	—	40,992	(40,992)	—	—
Equity in loss (earnings) of subsidiaries	67,950	(58,221)	—	(9,729)	—
Changes in operating assets and liabilities, net	—	81,056	(25,954)	—	55,102
Net cash provided by operating activities	—	113,065	6,488	—	119,553
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(26,965)	(6,573)	—	(33,538)
Acquisition of Neiman Marcus Group LTD LLC	—	(3,388,585)	—	—	(3,388,585)
Net cash used for investing activities	—	(3,415,550)	(6,573)	—	(3,422,123)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Asset-Based Revolving Credit Facility	—	125,000	—	—	125,000
Borrowings under Senior Secured Term Loan Facility	—	2,950,000	—	—	2,950,000
Borrowings under Cash Pay Notes	—	960,000	—	—	960,000
Borrowings under PIK Toggle Notes	—	600,000	—	—	600,000
Repayment of borrowings	—	(2,710,471)	—	—	(2,710,471)
Debt issuance costs paid	—	(147,375)	—	—	(147,375)
Cash equity contributions	—	1,556,500	—	—	1,556,500
Net cash provided by financing activities	—	3,333,654	—	—	3,333,654
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	31,169	(85)	—	31,084
Beginning balance	—	115,045	1,079	—	116,124
Ending balance	$—	$146,214	$994	$—	$147,208

	Thirteen weeks ended November 2, 2013 (Predecessor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net (loss) earnings	$(13,098)	$(13,098)	$76,143	$(63,045)	$(13,098)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expense	—	42,296	6,129	—	48,425
Equity in loss of foreign e-commerce retailer	—	—	1,523	—	1,523
Deferred income taxes	—	(6,326)	—	—	(6,326)
Other	—	5,068	(66)	—	5,002
Intercompany royalty income payable (receivable)	—	32,907	(32,907)	—	—
Equity in loss (earnings) of subsidiaries	13,098	(76,143)	—	63,045	—
Changes in operating assets and liabilities, net	—	21,469	(44,684)	—	(23,215)
Net cash provided by operating activities	—	6,173	6,138	—	12,311
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(30,051)	(5,908)	—	(35,959)
Net cash used for investing activities	—	(30,051)	(5,908)	—	(35,959)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Former Asset-Based Revolving Credit Facility	—	130,000	—	—	130,000
Repayment of borrowings	—	(126,904)	—	—	(126,904)
Net cash provided by financing activities	—	3,096	—	—	3,096
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(20,782)	230	—	(20,552)
Beginning balance	—	135,827	849	—	136,676
Ending balance	$—	$115,045	$1,079	$—	$116,124

	Twenty-six weeks ended January 26, 2013 (Predecessor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$90,051	$90,051	$170,187	$(260,238)	$90,051
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	81,803	13,052	—	94,855
Loss on debt extinguishment	—	15,597	—	—	15,597
Equity in loss of foreign e-commerce retailer	—	—	5,251	—	5,251
Deferred income taxes	—	(10,130)	—	—	(10,130)
Other	—	9,306	(152)	—	9,154
Intercompany royalty income payable (receivable)	—	113,634	(113,634)	—	—
Equity in (earnings) loss of subsidiaries	(90,051)	(170,187)	—	260,238	—
Changes in operating assets and liabilities, net	—	30,400	(56,266)	—	(25,866)
Net cash provided by operating activities	—	160,474	18,438	—	178,912
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(65,097)	(8,156)	—	(73,253)
Net cash used for investing activities	—	(65,097)	(8,156)	—	(73,253)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Former Asset-Based Revolving Credit Facility	—	100,000	—	—	100,000
Borrowings under Former Senior Secured Term Loan Facility	—	500,000	—	—	500,000
Repayment of borrowings	—	(690,668)	—	—	(690,668)
Debt issuance costs paid	—	(7,343)	—	—	(7,343)
Net cash used for financing activities	—	(98,011)	—	—	(98,011)
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(2,634)	10,282	—	7,648
Beginning balance	—	48,308	945	—	49,253
Ending balance	$—	$45,674	$11,227	$—	$56,901

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

We have prepared our discussion of the results of operations for the twenty-six weeks ended February 1, 2014 by comparing the results of operations of the Predecessor for the twenty-six weeks ended January 26, 2013 to the combined amounts obtained by adding the operations and cash flows for the Predecessor thirteen week period ended November 2, 2013 and the Successor thirteen week period ended February 1, 2014. Although this combined presentation does not comply with U.S. generally accepted accounting principles (GAAP), we believe that it provides a meaningful method of comparison. The combined operating results have not been prepared on a pro forma basis under applicable regulations and may not reflect the actual results we would have achieved absent the Acquisition and may not be predictive of future results of operations.

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  All references to the second quarter of fiscal year 2014 relate to the thirteen weeks ended February 1, 2014 of the Successor.  All references to the second quarter of fiscal year 2013 relate to the thirteen weeks ended January 26, 2013 of the Predecessor. All references to year-to-date fiscal 2014 relate to the combined twenty-six weeks ended February 1, 2014. All references to year-to-date fiscal 2013 relate to the twenty-six weeks ended January 26, 2013 of the Predecessor.

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

Fiscal Year 2014 Summary

A summary of our operating results is as follows:

•
Revenues - Our revenues for the second quarter of fiscal year 2014 were $1,432.8 million, an increase of 5.2% compared to the second quarter of fiscal year 2013. Our revenues for year-to-date fiscal 2014 were $2,561.9 million, an increase of 5.4% compared to year-to-date fiscal 2013. For Specialty Retail Stores, our sales per square foot for the last twelve trailing months were $567 as of February 1, 2014, $560 as of November 2, 2013 and $542 as of January 26, 2013.

Increases in comparable revenues were:

	Thirteen weeks ended		Twenty-six weeks ended
	February 1, 2014	January 26, 2013	February 1, 2014	January 26, 2013
	(Successor)	(Predecessor)	(Combined)	(Predecessor)
Specialty Retail Stores	2.6%	2.0%	3.5%	2.7%
Online	15.1%	17.9%	13.1%	16.1%
Total	5.5%	5.3%	5.6%	5.4%

We believe that our customers have allocated a higher portion of their luxury spending to online retailing in recent years and that our customers' expectations of a seamless shopping experience across our in-store and online channels have increased, and we expect these trends will continue for the foreseeable future. As a result, we continue to make investments and redesign processes to enhance our shopping experience across channels consistent with our customers' shopping preferences and expectations. With the acceleration of omni-channel retailing and our past and ongoing investments in omni-channel initiatives, we believe the growth in our total comparable revenues is the best measure of our ability to grow our brands. In addition, we believe these same factors have diminished and will continue to diminish the comparability and meaningfulness of the comparable revenues of our reporting segments.

•
Cost of goods sold including buying and occupancy costs (excluding depreciation) (COGS) - COGS as a percentage of revenues for the second quarter and year-to-date fiscal 2014, compared to the corresponding periods of fiscal year 2013, were:

	Thirteen weeks ended		Twenty-six weeks ended
	February 1, 2014	January 26, 2013	February 1, 2014	January 26, 2013
	(Successor)	(Predecessor)	(Combined)	(Predecessor)
COGS, as reported	73.5%	67.7%	67.9%	64.5%
COGS, before purchase accounting adjustments	66.6%	67.7%	64.0%	64.5%

As a result of purchase accounting adjustments to revalue our inventories at the Acquisition date by $129.6 million, COGS were increased by $99.0 million in the second quarter of fiscal year 2014 in connection with the sale of a portion of the acquired inventories.
Compared to the prior year, COGS before purchase accounting adjustments decreased by 1.1% of revenues in the second quarter of fiscal year 2014 and 0.5% of revenues in year-to-date fiscal 2014 due to lower markdowns and promotional costs and the leveraging of buying and occupancy costs on higher revenues, partially offset by higher delivery and processing net costs attributable to the implementation of free shipping/free returns for our Neiman Marcus and Bergdorf Goodman brands on October 1, 2013.
At February 1, 2014, on-hand inventories totaled $1,041.9 million, a 13.3% increase from January 26, 2013.  The carrying value of our on-hand inventories includes 1) unamortized purchase accounting adjustments of $30.6 million to state inventories at fair value as of the Acquisition date and 2) $41.0 million of accelerated receipts of Spring season merchandise.  Excluding both of these amounts, on-hand inventories totaled $970.3 million, a 5.5% increase from January 26, 2013.

•
Selling, general and administrative expenses (excluding depreciation) (SG&A) - SG&A increased by 0.8% of revenues compared to the second quarter of fiscal year 2013 and increased by 0.3% of revenues compared to year-to-date fiscal 2013.  The higher levels of SG&A expenses, as a percentage of revenues, primarily reflect 1) higher current and long-term incentive compensation costs and 2) higher marketing and other costs primarily incurred in support of the growth of our Online operation, partially offset by 3) the leveraging of operating expenses on higher revenues.

•	Operating (loss) earnings - Our operating (loss) earnings for the second quarter and year-to-date fiscal 2014, compared to the corresponding periods of fiscal year 2013, were:

	Thirteen weeks ended		Twenty-six weeks ended
	February 1, 2014	January 26, 2013	February 1, 2014	January 26, 2013
(in millions)	(Successor)	(Predecessor)	(Combined)	(Predecessor)

Specialty Retail Stores	$115.1	$106.6	$253.3	$231.1
Online	54.3	45.5	88.1	78.2
Corporate expenses	(15.0)	(8.0)	(28.0)	(19.5)
Other expenses	(64.2)	(6.6)	(177.9)	(11.3)
Corporate depreciation/amortization charges	(26.1)	(13.1)	(39.3)	(26.3)
Corporate amortization of inventory step-up	(99.0)	—	(99.0)	—
Total operating (loss) earnings	$(34.9)	$124.4	$(2.8)	$252.2

Operating earnings for our Specialty Retail Stores increased by 0.6% to 10.8% of Specialty Retail Stores revenues in the second quarter of fiscal year 2014 and by 0.7% to 12.9% of Specialty Retail Stores revenues in year-to-date fiscal 2014 compared to the corresponding periods of fiscal year 2013. These increases were driven by lower markdowns and promotional costs, net of higher current incentive compensation costs.

For our Online operation, operating earnings increased by 0.5% to 15.0% of Online revenues in the second quarter of fiscal year 2014 and slightly decreased by 0.1% to 14.6% of Online revenues in year-to-date fiscal 2014 compared to the corresponding periods of fiscal year 2013. The increase in the second quarter of fiscal year 2014 was driven by lower markdowns and promotional costs and the leveraging of expenses on the higher level of revenues, partially offset by higher delivery and processing net costs attributable to the implementation of free shipping/free returns for our Neiman Marcus and Bergdorf Goodman brands on October 1, 2013.

We incurred other expenses of $64.2 million, or 4.5% of revenues, in the second quarter of fiscal year 2014 and $177.9 million, or 6.9% of revenues, in year-to-date fiscal 2014.  These expenses consisted primarily of costs incurred in connection with the Acquisition.
Corporate depreciation and amortization charges increased in the second quarter of fiscal year 2014 due to higher asset values attributable to fair value adjustments to our assets recorded in connection with the preliminary purchase price allocation to reflect the Acquisition.

•
Liquidity - Net cash provided by our operating activities was $131.9 million in year-to-date fiscal 2014 compared to $178.9 million in year-to-date fiscal 2013.  In connection with the Acquisition, we incurred cash payments of approximately $147.2 million to fund costs and expenses incurred as a result of the Acquisition.  We held cash balances of $147.2 million at February 1, 2014 compared to $56.9 million at January 26, 2013.  At February 1, 2014, we had no borrowings outstanding under the Asset-Based Revolving Credit Facility, no outstanding letters of credit and $720.0 million of unused borrowing availability.

•
Outlook - Economic conditions continue to be impacted by a number of factors, including modest economic growth, a rising stock market, a slowly improving housing market, high unemployment levels, uncertainty regarding governmental spending and tax policies and overall consumer confidence.  As a result, we continue to plan our business to balance current business trends and conditions with our long-term initiatives and growth strategies.  We believe the cash generated from our operations along with our cash balances and available sources of financing will enable us to meet our anticipated cash obligations for the remainder of fiscal year 2014.

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net revenues for the periods indicated.

	Quarter-to-date		Year-to-date
	Thirteen weeks ended	Thirteen weeks ended	Thirteen weeks ended	Thirteen weeks ended	Twenty-six weeks ended	Twenty-six weeks ended
	February 1, 2014	January 26, 2013	February 1, 2014	November 2, 2013	February 1, 2014	January 26, 2013
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Combined)	(Predecessor)

Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs (excluding depreciation)	73.5	67.7	73.5	60.7	67.9	64.5
Selling, general and administrative expenses (excluding depreciation)	21.3	20.5	21.3	23.6	22.3	22.0
Income from credit card program	(1.1)	(1.0)	(1.1)	(1.3)	(1.2)	(1.1)
Depreciation expense	2.8	2.5	2.8	3.0	2.9	2.8
Amortization of intangible assets	0.6	0.6	0.6	0.6	0.6	0.6
Amortization of favorable lease commitments	0.7	0.3	0.7	0.4	0.6	0.4
Other expenses	4.5	0.5	4.5	10.1	6.9	0.5
Operating (loss) earnings	(2.4)	9.1	(2.4)	2.8	(0.1)	10.4
Interest expense, net	5.4	4.2	5.4	3.3	4.5	4.2
(Loss) earnings before income taxes	(7.9)	4.9	(7.9)	(0.5)	(4.6)	6.2
Income tax (benefit) expense	(3.1)	2.0	(3.1)	0.7	(1.4)	2.5
Net (loss) earnings	(4.7)%	3.0%	(4.7)%	(1.2)%	(3.2)%	3.7%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

	Quarter-to-date		Year-to-date
	Thirteen weeks ended	Thirteen weeks ended	Thirteen weeks ended	Thirteen weeks ended	Twenty-six weeks ended	Twenty-six weeks ended
	February 1, 2014	January 26, 2013	February 1, 2014	November 2, 2013	February 1, 2014	January 26, 2013
(in millions, except sales per square foot and store count)	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Combined)	(Predecessor)

REVENUES
Specialty Retail Stores	$1,070.7	$1,047.7	$1,070.7	$889.3	$1,960.0	$1,898.9
Online	362.1	314.7	362.1	239.8	601.9	532.0
Total	$1,432.8	$1,362.4	$1,432.8	$1,129.1	$2,561.9	$2,430.9

OPERATING (LOSS) EARNINGS
Specialty Retail Stores	$115.1	$106.6	$115.1	$138.2	$253.3	$231.1
Online	54.3	45.5	54.3	33.8	88.1	78.2
Corporate expenses	(15.0)	(8.0)	(15.0)	(13.0)	(28.0)	(19.5)
Other expenses	(64.2)	(6.6)	(64.2)	(113.7)	(177.9)	(11.3)
Corporate depreciation/amortization charges	(26.1)	(13.1)	(26.1)	(13.2)	(39.3)	(26.3)
Corporate amortization of inventory step-up	(99.0)	—	(99.0)	—	(99.0)	—
Total	$(34.9)	$124.4	$(34.9)	$32.1	$(2.8)	$252.2

OPERATING (LOSS) PROFIT MARGIN
Specialty Retail Stores	10.8%	10.2%	10.8%	15.5%	12.9%	12.2%
Online	15.0%	14.5%	15.0%	14.1%	14.6%	14.7%
Total	(2.4)%	9.1%	(2.4)%	2.8%	(0.1)%	10.4%

CHANGE IN COMPARABLE REVENUES (1)
Specialty Retail Stores	2.6%	2.0%	2.6%	4.5%	3.5%	2.7%
Online	15.1%	17.9%	15.1%	10.4%	13.1%	16.1%
Total	5.5%	5.3%	5.5%	5.7%	5.6%	5.4%

SALES PER SQUARE FOOT (2)
Specialty Retail Stores	$168	$161	$168	$138	$306	$291

STORE COUNT
Neiman Marcus and Bergdorf Goodman full-line stores:
Open at beginning of period	43	44	43	43	43	44
Closed during the period	—	(1)	—	—	—	(1)
Open at end of period	43	43	43	43	43	43
Last Call stores:
Open at beginning of period	36	34	36	36	36	33
Opened during the period	—	1	—	—	—	2
Open at end of period	36	35	36	36	36	35

NON-GAAP FINANCIAL MEASURES
EBITDA (3)	$24.9	$169.7	$24.9	$78.1	$103.0	$342.9
Adjusted EBITDA (3)	$190.5	$178.4	$190.5	$193.2	$383.7	$358.3

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise.  These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor.  Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise.  These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold.  We received vendor allowances of $44.8 million, or 1.8% of revenues, in year-to-date fiscal 2014 and $47.2 million, or 1.9% of revenues, in year-to-date fiscal 2013.  The amounts of vendor allowances we receive fluctuate based on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during year-to-date fiscal 2014 and 2013.

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

Advertising costs consist primarily of 1) online marketing costs, 2) advertising costs incurred related to the production, printing and distribution of our print catalogs and the production of the photographic content for our websites and 3) print media costs for promotional materials mailed to our customers.  We receive advertising allowances from certain of our merchandise vendors.  Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media.  Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned.  Advertising allowances aggregated approximately $27.9 million, or 1.1% of revenues, in year-to-date fiscal 2014 and $32.8 million, or 1.4% of revenues, in year-to-date fiscal 2013.

We also receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendor’s merchandise.  These allowances are netted against the related compensation expense that we incur.  Amounts received from vendors related to compensation programs were $37.3 million, or 1.5% of revenues, in year-to-date fiscal 2014 and $35.9 million, or 1.5% of revenues, in year-to-date fiscal 2013.

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

Income from credit card program.  We maintain a proprietary credit card program through which credit is extended to customers and have a related marketing and servicing alliance with affiliates of Capital One Financial Corporation (Capital One).  Pursuant to an agreement with Capital One (the Program Agreement), Capital One currently offers credit cards and non-card payment plans.
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

Thirteen Weeks Ended February 1, 2014 Compared to Thirteen Weeks Ended January 26, 2013

Revenues.  Our revenues for the second quarter of fiscal year 2014 of $1,432.8 million increased by $70.4 million, or 5.2%, from $1,362.4 million in the second quarter of fiscal year 2013. Comparable revenues for the second quarter of fiscal year 2014 were $1,430.5 million compared to $1,355.9 million in the second quarter of fiscal year 2013, representing an increase of 5.5%.  Comparable revenues increased in the second quarter of fiscal year 2014 by 2.6% for Specialty Retail Stores and 15.1% for Online. New stores generated revenues of $2.3 million in the second quarter of fiscal year 2014.

Cost of goods sold including buying and occupancy costs (excluding depreciation). COGS for the second quarter of fiscal year 2014 were 73.5% of revenues compared to 67.7% of revenues for the second quarter of fiscal year 2013. COGS is further analyzed as follows:

	Thirteen weeks ended
	February 1, 2014 (Successor)		January 26, 2013 (Predecessor)
(in millions, except percentages)	$	% of revenues	$	% of revenues

COGS, as reported	$1,053.0	73.5%	$921.7	67.7%
Less: amortization of inventory step-up	(99.0)	(6.9)	—	—
COGS, before purchase accounting adjustments	$954.0	66.6%	$921.7	67.7%

In connection with purchase accounting, we valued the acquired inventories to their estimated fair value at the Acquisition date, which resulted in an increase in the carrying value of the acquired inventories by $129.6 million. As the acquired inventories are sold, they are charged to COGS at their Acquisition date fair values. COGS were increased by $99.0 million in the second quarter of fiscal year 2014 as a result of the sale of a portion of our acquired inventories, which resulted in the increase of COGS as a percentage of revenues by 6.9%.

COGS before purchase accounting adjustments decreased to 66.6% of revenues in the second quarter of fiscal year 2014 from 67.7% of revenues in the prior year fiscal period. The decrease in COGS before purchase accounting adjustments of 1.1% of revenues was primarily due to:

•
increased product margins of approximately 1.7% of revenues primarily due to lower markdowns and promotional costs. The decreases in markdowns and promotional costs in the second quarter of fiscal year 2014 were attributable to 1) the favorable impact of the shift of routine promotional events that occurred early in the second quarter of fiscal year 2013 to late in the first quarter of fiscal year 2014 and 2) lower markdown and promotional costs requirements with respect to the sale of Fall season merchandise.

•	the leveraging of buying and occupancy costs by 0.3% of revenues on higher revenues. These decreases were partially offset by

•
higher delivery and processing net costs of approximately 0.8% of revenues as a result of lower shipping and handling revenues collected from our customers.  On October 1, 2013, we implemented free shipping/free returns for our Neiman Marcus and Bergdorf Goodman brands.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses as a percentage of revenues increased to 21.3% of revenues in the second quarter of fiscal year 2014 compared to 20.5% of revenues in the prior year fiscal period.  The net increase in SG&A expenses by 0.8% of revenues in the second quarter of fiscal year 2014 was primarily due to:

•	higher current and long-term incentive compensation costs of approximately 0.7% of revenues; and

•	higher marketing and other costs of approximately 0.4% of revenues primarily incurred in support of the growth of our Online operation; partially offset by

•	favorable payroll and other costs of approximately 0.3% of revenues primarily due to the leveraging of these expenses on higher revenues.
Income from credit card program.  Income from our credit card program was $15.2 million, or 1.1% of revenues, in the second quarter of fiscal year 2014 compared to $14.3 million, or 1.0% of revenues, in the second quarter of fiscal year 2013.

Depreciation and amortization expenses.  Depreciation expense was $40.5 million, or 2.8% of revenues, in the second quarter of fiscal year 2014 compared to $33.4 million, or 2.5% of revenues, in the second quarter of fiscal year 2013. Amortization of intangible assets (primarily customer lists and favorable lease commitments) aggregated $19.3 million, or 1.3% of revenues, in the second quarter of fiscal year 2014 compared to $11.9 million, or 0.9% of revenues, in the second quarter of fiscal year 2013. The increases in depreciation and amortization expenses by 0.7% of revenues in the second quarter of fiscal year 2014 were due to higher asset values attributable to fair value adjustments to our assets recorded in connection with the preliminary purchase price allocation to reflect the Acquisition.

Other expenses.  Other expenses for the second quarter of fiscal year 2014 aggregated $64.2 million, or 4.5% of revenues, compared to $6.6 million, or 0.5% of revenues, in the second quarter of fiscal year 2013.  The increase in other expenses in the second quarter of fiscal year 2014 was primarily due to $53.2 million in transaction costs related to the Acquisition. In addition, we incurred approximately $8.9 million of expenses in the second quarter of fiscal year 2014 for 1) costs related to the investigation of a criminal cyber-attack on our systems, including legal fees, investigative fees, costs of communications with customers and credit monitoring services provided to customers, and 2) other non-recurring expenses. We expect to incur additional costs to investigate and remediate the cyber-attack in the foreseeable future. Such costs are not currently estimable but could be material to our future operating results.

Operating (loss) earnings.  In the second quarter of fiscal year 2014, we generated an operating loss of $34.9 million, or 2.4% of revenues, compared to operating earnings of $124.4 million, or 9.1% of revenues, in the second quarter of fiscal year 2013. An analysis of our operating (loss) earnings is as follows:

	Thirteen weeks ended
	February 1, 2014	January 26, 2013
(in millions)	(Successor)	(Predecessor)

Specialty Retail Stores (1)	$115.1	$106.6
Online (1)	54.3	45.5
Corporate expenses	(15.0)	(8.0)
Other expenses	(64.2)	(6.6)
Corporate depreciation/amortization charges	(26.1)	(13.1)
Corporate amortization of inventory step-up	(99.0)	—
Total operating (loss) earnings	$(34.9)	$124.4

(1) Segment operating earnings for our Specialty Retail Stores and Online segments do not reflect the impact of adjustments related to the application of purchase accounting including depreciation/amortization of long-term assets and amortization of inventory step-up.

Operating earnings for our Specialty Retail Stores segment were $115.1 million, or 10.8% of Specialty Retail Stores revenues, for the second quarter of fiscal year 2014 compared to $106.6 million, or 10.2% of Specialty Retail Stores revenues, for the prior year fiscal period. The increase in operating margin as a percentage of revenues for our Specialty Retail Stores segment was primarily due to:

•	lower markdowns and promotional costs; partially offset by

•	higher current incentive compensation costs.

Operating earnings for our Online segment were $54.3 million, or 15.0% of Online revenues, in the second quarter of fiscal year 2014 compared to $45.5 million, or 14.5% of Online revenues, for the prior year fiscal period. The increase in operating margin as a percentage of revenues for our Online segment was primarily the result of:

•	lower markdowns and promotional costs; and

•
leveraging of buying and occupancy costs and SG&A expenses, net of marketing and other costs primarily incurred in support of the growth of our Online operation, on the higher level of revenues; partially offset by

•
higher delivery and processing net costs as a result of our implementation of free shipping/free returns for our Neiman Marcus and Bergdorf Goodman brands on October 1, 2013 and the resulting lower shipping and handling revenues collected from our customers.

Corporate expenses, which are included in SG&A expenses, were $15.0 million in the second quarter of fiscal year 2014 compared to $8.0 million in the second quarter of fiscal year 2013. The increase in corporate expenses relates primarily to 1) favorable adjustments recorded in the second quarter of fiscal year 2013 related to our current and long-term incentive compensation plans and 2) a higher level of spending in the current year related to the continued investment in and expansion of our omni-channel capabilities.
Corporate depreciation/amortization charges, which are included in depreciation and amortization expenses, represent 1) the depreciation on the step-up in the carrying values of our property and equipment recorded in connection with purchase accounting and 2) the amortization of finite-lived intangible assets, primarily customer lists and favorable lease commitments, established in connection with purchase accounting. The increase in these charges from $13.1 million in the second quarter of fiscal year 2013 to $26.1 million in the second quarter of fiscal year 2014, as well as the $99.0 million amortization of inventory step-up recorded as a component of COGS in the second quarter of fiscal year 2014, are attributable to fair value adjustments to our assets recorded in connection with the preliminary purchase price allocation to reflect the Acquisition.
Interest expense.  Net interest expense was $77.9 million, or 5.4% of revenues, in the second quarter of fiscal year 2014 and $57.3 million, or 4.2% of revenues, for the prior year fiscal period, reflecting the higher level of indebtedness incurred in connection with the Acquisition.  The significant components of interest expense are as follows:

	Thirteen weeks ended
	February 1, 2014	January 26, 2013
(in thousands)	(Successor)	(Predecessor)

Asset-Based Revolving Credit Facility	$258	$—
Senior Secured Term Loan Facility	37,283	—
Cash Pay Notes	19,414	—
PIK Toggle Notes	13,271	—
2028 Debentures	2,227	2,227
Former Asset-Based Revolving Credit Facility	—	416
Former Senior Secured Term Loan Facility	—	28,495
Senior Subordinated Notes	—	6,063
Amortization of debt issue costs	5,145	2,041
Other, net	524	2,534
Capitalized interest	(263)	(45)
	$77,859	$41,731
Loss on debt extinguishment	—	15,597
Interest expense, net	$77,859	$57,328

Income tax (benefit) expense.  Our effective income tax rates for the second quarter of fiscal year 2014 and the second quarter of fiscal year 2013 were 39.7%. Our effective income tax rates exceeded the federal statutory tax rate primarily due to:

•	state income taxes; and

•	the lack of a U.S. tax benefit related to the losses from our investment in a foreign e-commerce retailer.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  During the second quarter of fiscal year 2013, the Internal Revenue Service (IRS) began its audit of our fiscal year 2010 and 2011 income tax returns and closed its audit of our fiscal year 2008 and 2009 income tax returns.  During the second quarter of fiscal year 2014, the IRS began its audit of our fiscal year 2012 federal income tax return. With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2009.  We believe our recorded tax liabilities as of February 1, 2014 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

Twenty-six Weeks Ended February 1, 2014 Compared to Twenty-six Weeks Ended January 26, 2013

Revenues.  Our revenues for year-to-date fiscal 2014 of $2,561.9 million increased by $131.0 million, or 5.4%, from $2,430.9 million in year-to-date fiscal 2013.  Comparable revenues for the twenty-six weeks ended February 1, 2014 were $2,554.6 million compared to $2,419.2 million in year-to-date fiscal 2013, representing an increase of 5.6%. New stores generated revenues of $7.3 million in year-to-date fiscal 2014. Changes in comparable revenues, by quarter and by reportable segment, were:

	Fiscal year 2014			Fiscal year 2013
	Specialty Retail Stores	Online	Total	Specialty Retail Stores	Online	Total
First fiscal quarter	4.5%	10.4%	5.7%	3.5%	13.5%	5.4%
Second fiscal quarter	2.6%	15.1%	5.5%	2.0%	17.9%	5.3%
Year-to-date	3.5%	13.1%	5.6%	2.7%	16.1%	5.4%

Cost of goods sold including buying and occupancy costs (excluding depreciation). COGS for year-to-date fiscal 2014 were 67.9% of revenues compared to 64.5% of revenues for year-to-date fiscal 2013. COGS is further analyzed as follows:

	Twenty-six weeks ended
	February 1, 2014 (Combined)		January 26, 2013 (Predecessor)
(in millions, except percentages)	$	% of revenues	$	% of revenues

COGS, as reported	$1,738.4	67.9%	$1,567.1	64.5%
Less: amortization of inventory step-up	(99.0)	(3.9)	—	—
COGS, before purchase accounting adjustments	$1,639.4	64.0%	$1,567.1	64.5%

In connection with purchase accounting, we valued the acquired inventories to their estimated fair value at the Acquisition date, which resulted in an increase in the carrying value of the acquired inventories by $129.6 million. As the acquired inventories are sold, they are charged to COGS at their Acquisition date fair values. COGS were increased by $99.0 million in year-to-date fiscal 2014 as a result of the sale of a portion of our acquired inventories, which resulted in the increase of COGS as a percentage of revenues by 3.9%.

COGS before purchase accounting adjustments decreased to 64.0% of revenues in year-to-date fiscal 2014 from 64.5% of revenues in the prior year fiscal period. The decrease in COGS before purchase accounting adjustments of 0.5% of revenues was primarily due to:

•	increased product margins of approximately 0.8% of revenues primarily due to lower markdowns and promotional costs requirements with respect to the sale of Fall season merchandise; and

•	the leveraging of buying and occupancy costs by 0.3% of revenues on higher revenues. These increases were partially offset by

•
higher delivery and processing net costs of approximately 0.6% of revenues as a result of lower shipping and handling revenues collected from our customers.  On October 1, 2013, we implemented free shipping/free returns for our Neiman Marcus and Bergdorf Goodman brands.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses as a percentage of revenues increased to 22.3% of revenues in year-to-date fiscal 2014 compared to 22.0% of revenues in the prior year fiscal period.  The net increase in SG&A expenses by 0.3% of revenues in year-to-date fiscal 2014 was primarily due to:

•	higher current and long-term incentive compensation costs of approximately 0.5% of revenues; and

•	higher marketing and other costs of approximately 0.2% of revenues primarily incurred in support of the growth of our Online operation; partially offset by

•	favorable payroll and other costs of approximately 0.5% of revenues primarily due to the leveraging of these expenses on higher revenues.

Income from credit card program.  Income from our credit card program was $29.9 million, or 1.2% of revenues, in year-to-date fiscal 2014 compared to $26.2 million, or 1.1% of revenues, in year-to-date fiscal 2013.

Depreciation and amortization expenses.  Depreciation expense was $74.7 million, or 2.9% of revenues, in year-to-date fiscal 2014 compared to $66.9 million, or 2.8% of revenues, in year-to-date fiscal 2013. Amortization of intangible assets (primarily customer lists and favorable lease commitments) aggregated $31.0 million, or 1.2% of revenues, in year-to-date fiscal 2014 compared to $23.8 million, or 1.0% of revenues, in year-to-date fiscal 2013. The increases in depreciation and amortization expenses by 0.3% of revenues in year-to-date fiscal 2014 were due to higher asset values attributable to fair value adjustments to our assets recorded in connection with the preliminary purchase price allocation to reflect the Acquisition.

Other expenses.  Other expenses for year-to-date fiscal 2014 aggregated $177.9 million, or 6.9% of revenues, compared to $11.3 million, or 0.5% of revenues, in year-to-date fiscal 2013.  The increase in other expenses in year-to-date fiscal 2014 was primarily due to $162.6 million in transaction costs related to the Acquisition. In addition, we incurred approximately $8.9 million of expenses in year-to-date fiscal 2014 for 1) costs related to the investigation of a criminal cyber-attack on our systems, including legal fees, investigative fees, costs of communications with customers and credit monitoring services provided to customers, and 2) other non-recurring expenses. We expect to incur additional costs to investigate and remediate the cyber-attack in the foreseeable future. Such costs are not currently estimable but could be material to our future operating results.

Operating (loss) earnings.  In year-to-date fiscal 2014, we generated an operating loss of $2.8 million, or 0.1% of revenues, compared to operating earnings of $252.2 million, or 10.4% of revenues, in year-to-date fiscal 2013. An analysis of our operating (loss) earnings is as follows:

	Twenty-six weeks ended
	February 1, 2014	January 26, 2013
(in millions)	(Combined)	(Predecessor)

Specialty Retail Stores (1)	$253.3	$231.1
Online (1)	88.1	78.2
Corporate expenses	(28.0)	(19.5)
Other expenses	(177.9)	(11.3)
Corporate depreciation/amortization charges	(39.3)	(26.3)
Corporate amortization of inventory step-up	(99.0)	—
Total operating (loss) earnings	$(2.8)	$252.2

(1) Segment operating earnings for our Specialty Retail Stores and Online segments do not reflect the impact of adjustments related to the application of purchase accounting including depreciation/amortization of long-term assets and amortization of inventory step-up.

Operating earnings for our Specialty Retail Stores segment were $253.3 million, or 12.9% of Specialty Retail Stores revenues, for year-to-date fiscal 2014 compared to $231.1 million, or 12.2% of Specialty Retail Stores revenues, for the prior year fiscal period.  The increase in operating margin as a percentage of revenues for our Specialty Retail Stores segment was primarily due to:

•	lower markdowns and promotional costs; partially offset by

•	higher current incentive compensation costs.

Operating earnings for our Online segment were $88.1 million, or 14.6% of Online revenues, in year-to-date fiscal 2014 compared to $78.2 million, or 14.7% of Online revenues, for the prior year fiscal period.  The decrease in operating margin as a percentage of revenues for our Online segment was primarily the result of:

•
higher delivery and processing net costs as a result of our implementation of free shipping/free returns for our Neiman Marcus and Bergdorf Goodman brands on October 1, 2013 and the resulting lower shipping and handling revenues collected from our customers; partially offset by

•	lower markdowns and promotional costs; and

•	leveraging of buying and occupancy costs and SG&A expenses, net of marketing and other costs primarily incurred in support of the growth of our Online operation, on the higher level of revenues.
Corporate expenses, which are included in SG&A expenses, were $28.0 million in year-to-date fiscal 2014 compared to $19.5 million in year-to-date fiscal 2013. The increase in corporate expenses relates primarily to 1) favorable adjustments recorded in the second quarter of fiscal year 2013 related to our current and long-term incentive compensation plans and 2) a higher level of spending in the current year related to the continued investment in and expansion of our omni-channel capabilities.
Corporate depreciation/amortization charges, which are included in depreciation and amortization expenses, represent 1) the depreciation on the step-up in the carrying values of our property and equipment recorded in connection with purchase accounting and 2) the amortization of finite-lived intangible assets, primarily customer lists and favorable lease commitments, established in connection with purchase accounting. The increase in these charges from $26.3 million in year-to-date fiscal 2013 to $39.3 million in year-to-date fiscal 2014, as well as the $99.0 million amortization of inventory step-up recorded as a component of COGS in year-to-date fiscal 2014, are attributable to fair value adjustments to our assets recorded in connection with the preliminary purchase price allocation to reflect the Acquisition.
Interest expense.  Net interest expense was $115.2 million, or 4.5% of revenues, in year-to-date fiscal 2014 and $102.4 million, or 4.2% of revenues, for the prior year fiscal period, reflecting the higher level of indebtedness incurred in connection with the Acquisition.  The significant components of interest expense are as follows:

	Twenty-six weeks ended
	February 1, 2014	January 26, 2013
(in thousands)	(Combined)	(Predecessor)

Asset-Based Revolving Credit Facility	$333	$—
Senior Secured Term Loan Facility	40,970	—
Cash Pay Notes	22,187	—
PIK Toggle Notes	15,167	—
2028 Debentures	4,453	4,453
Former Asset-Based Revolving Credit Facility	477	1,262
Former Senior Secured Term Loan Facility	22,521	53,230
Senior Subordinated Notes	—	19,031
Amortization of debt issue costs	7,611	4,148
Other, net	1,858	4,756
Capitalized interest	(403)	(58)
	$115,174	$86,822
Loss on debt extinguishment	—	15,597
Interest expense, net	$115,174	$102,419

Income tax expense.  Our effective income tax rate on the loss for the first quarter of fiscal year 2014 of 152.9% exceeded the federal statutory tax rate primarily due to:

•	state income taxes;

•	non-deductible transaction costs; and

•	the lack of a U.S. tax benefit related to the losses from our investment in a foreign e-commerce retailer.
Our effective income tax rate on the loss for the second quarter of fiscal year 2014 of 39.7% exceeded the federal statutory tax rate primarily due to:

•	state income taxes; and

•	the lack of a U.S. tax benefit related to the losses from our investment in a foreign e-commerce retailer.

Non-GAAP Financial Measure — EBITDA and Adjusted EBITDA

We present the financial performance measures of earnings before interest, taxes, depreciation and amortization (EBITDA) and Adjusted EBITDA because we use these measures to monitor and evaluate the performance of our business and believe the presentation of these measures will enhance investors’ ability to analyze trends in our business, evaluate our performance relative to other companies in our industry and evaluate our ability to service our debt.  EBITDA and Adjusted EBITDA are not prepared in accordance with GAAP.  Our computations of EBITDA and Adjusted EBITDA may vary from others in our industry.

The non-GAAP measures of EBITDA and Adjusted EBITDA contain some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing our Senior Secured Credit Facilities, the Cash Pay Notes and the PIK Toggle Notes.  EBITDA and Adjusted EBITDA should not be considered as alternatives to operating earnings or net (loss) earnings as measures of operating performance.  In addition, EBITDA and Adjusted EBITDA are not prepared in accordance with, and should not be considered as alternatives to, cash flows as measures of liquidity. EBITDA and Adjusted EBITDA have important limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.  For example, EBITDA and Adjusted EBITDA:

•	do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	do not reflect changes in, or cash requirements for, our working capital needs;

•	do not reflect our considerable interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	exclude tax payments that represent a reduction in available cash;

•	do not reflect any cash requirements for assets being depreciated and amortized that may have to be replaced in the future; and

•	exclude certain expenses that we do not consider to be indicative of our core operations even though we may expend cash for those expenses in the current period and/or future periods.

The following table reconciles net (loss) earnings as reflected in our Condensed Consolidated Statements of Operations prepared in accordance with GAAP to EBITDA and Adjusted EBITDA:

	Quarter-to-date		Year-to-date
	Thirteen weeks ended	Thirteen weeks ended	Thirteen weeks ended	Thirteen weeks ended	Twenty-six weeks ended	Twenty-six weeks ended
	February 1, 2014	January 26, 2013	February 1, 2014	November 2, 2013	February 1, 2014	January 26, 2013
(dollars in millions)	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Combined)	(Predecessor)

Net (loss) earnings	$(68.0)	$40.4	$(68.0)	$(13.1)	$(81.1)	$90.1
Income tax (benefit) expense	(44.8)	26.7	(44.8)	8.0	(36.8)	59.7
Interest expense, net	77.9	57.3	77.9	37.3	115.2	102.4
Depreciation expense	40.5	33.4	40.5	34.2	74.7	66.9
Amortization of intangible assets and favorable lease commitments	19.3	11.9	19.3	11.7	31.0	23.8
EBITDA	$24.9	$169.7	$24.9	$78.1	$103.0	$342.9
EBITDA as a percentage of revenues	1.7%	12.5%	1.7%	6.9%	4.0%	14.1%
Other expenses	64.2	6.6	64.2	113.7	177.9	11.3
Amortization of inventory step-up	99.0	—	99.0	—	99.0	—
Non-cash stock-based compensation expense	2.4	2.5	2.4	2.5	4.9	4.6
Other historical income which will not be generated subsequent to the Acquisition	—	(0.4)	—	(1.1)	(1.1)	(0.8)
Advisory and other fees	—	—	—	—	—	0.3
Adjusted EBITDA	$190.5	$178.4	$190.5	$193.2	$383.7	$358.3
Adjusted EBITDA as a percentage of revenues	13.3%	13.1%	13.3%	17.1%	15.0%	14.7%

LIQUIDITY AND CAPITAL RESOURCES

Our cash requirements consist principally of:

•	the funding of our merchandise purchases;

•	debt service requirements;

•	capital expenditures for expansion and growth strategies, including new store construction, store renovations, omni-channel capabilities and upgrades of our management information systems;

•	income tax payments; and

•	obligations related to our defined benefit pension plan (Pension Plan).

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

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of inventories.  We have typically financed our cash requirements with available cash balances, cash flows from operations and, if necessary, with cash provided from borrowings under our Asset-Based Revolving Credit Facility.  We have no outstanding borrowings under our Asset-Based Revolving Credit Facility at February 1, 2014.

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

Cash provided by our operating activities was $131.9 million in year-to-date fiscal 2014 compared to $178.9 million in year-to-date fiscal 2013.  The decrease in cash provided by our operating earnings is primarily attributable to costs incurred in connection with the Acquisition partially offset by higher levels of cash generated from operating activities. In connection with the Acquisition, we incurred cash payments of approximately $147.2 million to fund costs and expenses incurred as a result of the Acquisition.  We held cash balances of $147.2 million at February 1, 2014 compared to $56.9 million at January 26, 2013.

Net cash used for investing activities was $3,458.1 million in year-to-date fiscal 2014 and $73.3 million in year-to-date fiscal 2013.  The increase in net cash used for investing activities was primarily due to the Acquisition.  Currently, we project gross capital expenditures for fiscal year 2014 to be approximately $170 to $180 million.  Net of developer contributions, capital expenditures for fiscal year 2014 are projected to be approximately $160 to $170 million.

Net cash provided by financing activities was $3,336.8 million in year-to-date fiscal 2014 compared to net cash used of $98.0 million in year-to-date fiscal 2013.  Proceeds from debt incurred in connection with the Acquisition, net of debt issuance costs, aggregated $4,437.6 million and cash equity contributions received in connection with the Acquisition aggregated $1,556.5 million.  Also in connection with the Acquisition, we repaid outstanding borrowings under our Former Asset-Based Revolving Credit Facility and Former Senior Secured Term Loan Facility.

On March 3, 2014, we launched a refinancing amendment (the Refinancing Amendment) to our Senior Secured Term Loan Facility. Pursuant to the Refinancing Amendment, we expect to lower the applicable margin with respect to borrowings under the Senior Secured Term Loan Facility. We anticipate this process will be completed in the third quarter of fiscal year 2014; however, there can be no assurance that we will be able to re-price our Senior Secured Term Loan Facility on that timeline or at all.

We or our affiliates, at any time and from time to time, may purchase, redeem or otherwise retire our outstanding debt securities, including through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices, as well as with such consideration, as we, or any of our affiliates, may determine.

Financing Structure at February 1, 2014

Our major sources of funds are comprised of vendor payment terms, the $800.0 million Asset-Based Revolving Credit Facility, the $2,942.6 million Senior Secured Term Loan Facility, $960.0 million Cash Pay Notes, $600.0 million PIK Toggle Notes, $125.0 million 2028 Debentures and operating leases.

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

Asset-Based Revolving Credit Facility.  At February 1, 2014, we have an Asset-Based Revolving Credit Facility providing for a maximum committed borrowing capacity of $800.0 million.  The Asset-Based Revolving Credit Facility matures on October 25, 2018.  On February 1, 2014, we had no borrowings outstanding under this facility, no outstanding letters of credit and $720.0 million of unused borrowing availability.

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

Senior Secured Term Loan Facility.  At February 1, 2014, the outstanding balance under the Senior Secured Term Loan Facility was $2,942.6 million.  The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

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

Interest Rate Caps.  At February 1, 2014, we had outstanding floating rate debt obligations of $2,942.6 million.  We have entered into interest rate cap agreements which cap LIBOR at 2.50% for an aggregate notional amount of $1,000.0 million from December 2012 through December 2014 in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness.  In the event LIBOR is less than 2.50%, NMG will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than 2.50%, NMG will pay interest at the capped rate of 2.50%.

OTHER MATTERS

Factors That May Affect Future Results

Matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “plan,” “predict,” “expect,” “estimate,” “intend,” “would,” “could,” “should,” “anticipate,” “believe,” “project” or “continue.”  We make these forward-looking statements based on our expectations and beliefs concerning future events, as well as currently available data.  While we believe there is a reasonable basis for our forward-looking statements, they involve a number of risks and uncertainties.  Therefore, these statements are not guarantees of future performance and you should not rely on them.  A variety of factors could cause our actual results to differ materially from the anticipated or expected results expressed in our forward-looking statements.  Factors that could affect future performance include, but are not limited, to:

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

Customer Considerations

•
changes in our relationships with customers due to, among other things, our failure to protect customer data, comply with regulations surrounding information security and privacy, provide quality service and competitive loyalty programs or provide credit pursuant to our proprietary credit card arrangement;

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

•
other risks, uncertainties and factors set forth in 1) Part I — Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 3, 2013 as filed with the Securities and Exchange Commission on September 25, 2013, 2) Part II — Item 1A "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended November 2, 2013 as filed with the Securities and Exchange Commission on December 17, 2013 and 3) Part II — Item 1A “Risk Factors” included herein.

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

Purchase Accounting.  We have accounted for the Acquisition in accordance with the provisions of Accounting Standards Codification Topic 805, Business Combinations, whereby the purchase price paid to effect the Acquisition is allocated to state the acquired assets and liabilities at fair value.  The Acquisition and the preliminary allocation of the purchase price have been recorded for accounting purposes as of November 2, 2013.  In connection with the preliminary purchase price allocation, we have made estimates of the fair values of our long-lived and intangible assets based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information, and in some cases, preliminary valuation results from independent valuation specialists.  As of February 1, 2014, we have recorded preliminary purchase accounting adjustments to increase the carrying value of our property and equipment and inventory, to revalue intangible assets for our tradenames, customer lists and favorable lease commitments and to revalue our long-term benefit plan obligations, among other things.  This allocation of the purchase price is preliminary and subject to finalization of independent appraisals.  Further revisions to the purchase price allocation will be made as additional information becomes available and such revisions could be material.

Recent Accounting Pronouncements.  In July 2012, the Financial Accounting Standards Board (FASB) issued guidance to reduce the complexity and costs associated with interim and annual indefinite-lived intangible assets impairment tests.  This guidance allows an entity the option to make a qualitative evaluation about the likelihood of impairment to determine whether it should calculate the fair value of the indefinite-lived intangible assets.  While we adopted this guidance during the first quarter of fiscal year 2014, no impairment tests were required in the first and second quarters of fiscal year 2014.  We will perform our annual impairment tests in the fourth quarter of fiscal year 2014 and do not expect this guidance to have a material impact on our Condensed Consolidated Financial Statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We discussed our market risk in Part II — Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended August 3, 2013 as filed with the Securities and Exchange Commission on September 25, 2013.  There have been no material changes to this risk since that time.

ITEM 4.  CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of February 1, 2014, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis and within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b. Changes in Internal Control over Financial Reporting.

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems.  No change occurred in our internal controls over financial reporting during the quarter ended February 1, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.  RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors described in Part I — Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 3, 2013 as filed with the Securities and Exchange Commission on September 25, 2013 or in Part II — Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended November 2, 2013 as filed with the Securities and Exchange Commission on December 17, 2013. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

A breach in information privacy could negatively impact our operations.
The protection of our customer, employee and company data is critically important to us. We utilize customer data captured through both our proprietary credit card programs and our in-store and online activities. Our customers have a high expectation that we will adequately safeguard and protect their personal information. Despite our security measures, our information technology and infrastructure may be vulnerable to criminal cyber-attacks or security incidents due to employee error, malfeasance or other vulnerabilities. Any such incident could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. In addition, we outsource certain functions, such as customer communication platforms and credit card transaction processing, and these relationships allow for the storage and processing of customer information by third parties, which could result in security breaches impacting our customers.

We discovered in January 2014 that malicious software (malware) was clandestinely installed on our computer systems. Based on information from our forensic investigation, it appears that the malware actively attempted to collect payment card data from July 16, 2013 through October 30, 2013 at 77 of our 85 stores, on different dates at each store within this time period. During that time period, information from approximately 350,000 customer payment cards could have been potentially collected by the malware.
We are actively cooperating with the U.S. Secret Service in its investigation into this criminal cyber-attack on our systems. In testimony before Congress in February 2014, a Secret Service official explained that the attack on the Company was exceedingly sophisticated, and was unprecedented in the manner in which it was customized to defeat the Company's defenses and remain undetected. The Secret Service official also testified that the Company used a robust security plan to protect customer data, but that, given its level of sophistication, the attacker nevertheless succeeded in having malware operate on the Company's systems.
In light of this incident, we have taken steps to further strengthen the security of our computer systems, and continue to assess, maintain and enhance the ongoing effectiveness of our information security systems. Nevertheless, there can be no assurance that we will not suffer a similar criminal attack in the future, that unauthorized parties will not gain access to personal information, or that any such incident will be discovered in a timely way. In particular, the techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures.
As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we incurred costs in the second quarter of fiscal year 2014 associated with this security incident, including legal fees, investigative fees, costs of communications with customers and credit monitoring services. In the future, payment card companies and associations may require us to reimburse them for unauthorized card charges and costs to replace cards and may also impose fines or penalties in connection with the security incident, and federal and state enforcement authorities may also impose fines or other remedies against us. We expect to incur additional costs to investigate and remediate the matter in the foreseeable future. Such costs are not currently estimable but could be material to our future operating results.
The incident discussed above has given rise to putative class action litigation on behalf of customers and regulatory investigations. At this point, we are unable to predict the developments in, outcome of, and economic and other consequences of pending or future litigation or government inquiries related to this matter. Any future criminal cyber-attack or data security incident may result in additional regulatory investigations, legal proceedings or liability under laws that protect the privacy of personal information, all of which may damage our reputation and relationships with our customers and adversely affect our business, operating results and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

Exhibit		Method of Filing
3.1	Certificate of Formation of the Company, dated as of October 28, 2013.	Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 2013.

3.2	Amended and Restated Limited Liability Company Agreement of the Company, dated as of October 28, 2013.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 29, 2013.

10.1	Letter Agreement dated January 29, 2014 by and between NM Mariposa Holdings, Inc. and Nora Aufreiter.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document	Furnished herewith electronically.

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith electronically.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith electronically.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith electronically.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith electronically.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith electronically.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NEIMAN MARCUS GROUP LTD LLC
(Registrant)

Signature	Title	Date

/s/ T. Dale Stapleton	Senior Vice President	March 11, 2014
T. Dale Stapleton	and Chief Accounting Officer
(on behalf of the registrant and
as principal accounting officer)