Form 10-Q
period 2014-05-03
Neiman Marcus Group LTD LLC
filed 2014-06-11
CIK 1358651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 3, 2014

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

NEIMAN MARCUS GROUP LTD LLC

INDEX

		Page
Part I.	Financial Information

Item 1.	Condensed Consolidated Balance Sheets as of May 3, 2014 (Successor), August 3, 2013 (Predecessor) and April 27, 2013 (Predecessor)	1

	Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended May 3, 2014 (Successor) and April 27, 2013 (Predecessor)	2

	Condensed Consolidated Statements of Operations for the Twenty-six Weeks Ended May 3, 2014 (Successor), Thirteen Weeks Ended November 2, 2013 (Predecessor) and Thirty-nine Weeks Ended April 27, 2013 (Predecessor)	3

	Condensed Consolidated Statements of Comprehensive (Loss) Earnings for the Thirteen Weeks Ended May 3, 2014 (Successor) and April 27, 2013 (Predecessor)	4

	Condensed Consolidated Statements of Comprehensive (Loss) Earnings for the Twenty-six Weeks Ended May 3, 2014 (Successor), Thirteen Weeks Ended November 2, 2013 (Predecessor) and Thirty-nine Weeks Ended April 27, 2013 (Predecessor)	5

	Condensed Consolidated Statements of Cash Flows for the Acquisition and Twenty-six Weeks Ended May 3, 2014 (Successor), Thirteen Weeks Ended November 2, 2013 (Predecessor) and Thirty-nine Weeks Ended April 27, 2013 (Predecessor)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	55

Item 4.	Controls and Procedures	55

Part II.	Other Information

Item 1.	Legal Proceedings	56

Item 1A.	Risk Factors	56

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3.	Defaults Upon Senior Securities	56

Item 4.	Mine Safety Disclosures	56

Item 5.	Other Information	56

Item 6.	Exhibits	57

Signature		58

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	May 3, 2014	August 3, 2013	April 27, 2013
(in thousands, except units/shares)	(Successor)	(Predecessor)	(Predecessor)
ASSETS
Current assets:
Cash and cash equivalents	$115,818	$136,676	$68,559
Merchandise inventories	1,053,450	1,018,839	995,395
Deferred income taxes	41,340	27,645	24,561
Other current assets	146,054	102,817	97,281
Total current assets	1,356,662	1,285,977	1,185,796

Property and equipment, net	1,402,507	901,844	897,401
Goodwill	2,240,943	1,263,433	1,263,433
Intangible assets, net	3,608,306	1,782,148	1,794,121
Other assets	167,570	66,839	73,768
Total assets	$8,775,988	$5,300,241	$5,214,519

LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$261,928	$386,538	$251,237
Accrued liabilities	438,906	390,168	437,992
Other current liabilities	29,426	—	—
Total current liabilities	730,260	776,706	689,229

Long-term liabilities:
Long-term debt	4,632,824	2,697,077	2,702,028
Deferred income taxes	1,619,338	639,381	617,713
Deferred real estate credits	1,958	104,366	104,688
Other long-term liabilities	289,400	251,673	309,649
Total long-term liabilities	6,543,520	3,692,497	3,734,078

Predecessor:
Common stock (par value $0.01 per share, 4,000,000 shares authorized and 1,019,728 shares issued and outstanding at August 3, 2013 and April 27, 2013)	—	10	10

Successor:
Membership unit (1 unit issued and outstanding at May 3, 2014)	—	—	—

Additional paid-in capital	1,583,256	1,005,833	1,003,529
Accumulated other comprehensive earnings (loss)	303	(107,529)	(142,168)
Accumulated deficit	(81,351)	(67,276)	(70,159)
Total member equity	1,502,208	831,038	791,212
Total liabilities and member equity	$8,775,988	$5,300,241	$5,214,519

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Thirteen weeks ended
	May 3, 2014	April 27, 2013
(in thousands)	(Successor)	(Predecessor)

Revenues	$1,164,720	$1,098,267
Cost of goods sold including buying and occupancy costs (excluding depreciation)	749,059	663,317
Selling, general and administrative expenses (excluding depreciation)	273,723	245,930
Income from credit card program	(13,222)	(13,315)
Depreciation expense	46,165	34,067
Amortization of intangible assets	18,065	7,251
Amortization of favorable lease commitments	13,171	4,385
Other expenses	6,027	6,353

Operating earnings	71,732	150,279

Interest expense, net	82,222	32,346

(Loss) earnings before income taxes	(10,490)	117,933

Income tax (benefit) expense	(7,824)	47,168

Net (loss) earnings	$(2,666)	$70,765

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Twenty-six weeks ended	Thirteen weeks ended	Thirty-nine weeks ended
	May 3, 2014	November 2, 2013	April 27, 2013
(in thousands)	(Successor)	(Predecessor)	(Predecessor)

Revenues	$2,597,513	$1,129,138	$3,529,169
Cost of goods sold including buying and occupancy costs (excluding depreciation)	1,802,071	685,408	2,230,446
Selling, general and administrative expenses (excluding depreciation)	579,622	266,543	781,646
Income from credit card program	(28,451)	(14,653)	(39,529)
Depreciation expense	92,383	34,239	100,947
Amortization of intangible assets	36,131	7,251	22,308
Amortization of favorable lease commitments	26,342	4,469	13,155
Other expenses	70,195	113,745	17,681

Operating earnings	19,220	32,136	402,515

Interest expense, net	160,081	37,315	134,765

(Loss) earnings before income taxes	(140,861)	(5,179)	267,750

Income tax (benefit) expense	(59,510)	7,919	106,934

Net (loss) earnings	$(81,351)	$(13,098)	$160,816

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS
(UNAUDITED)

	Thirteen weeks ended
	May 3, 2014	April 27, 2013
(in thousands)	(Successor)	(Predecessor)

Net (loss) earnings	$(2,666)	$70,765

Other comprehensive earnings (loss):
Change in unrealized loss on financial instruments, net of tax of $379 and ($835)	588	(1,284)
Reclassification of realized loss on financial instruments to earnings, net of tax of $0 and $65	—	100
Change in unrealized loss on unfunded benefit obligations, net of tax of $0 and $575	—	885
Total other comprehensive earnings (loss)	588	(299)

Total comprehensive (loss) earnings	$(2,078)	$70,466

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS
(UNAUDITED)

	Twenty-six weeks ended	Thirteen weeks ended	Thirty-nine weeks ended
	May 3, 2014	November 2, 2013	April 27, 2013
(in thousands)	(Successor)	(Predecessor)	(Predecessor)

Net (loss) earnings	$(81,351)	$(13,098)	$160,816

Other comprehensive earnings:
Change in unrealized loss on financial instruments, net of tax of $196, $396 and ($109)	303	610	(168)
Reclassification of realized loss on financial instruments to earnings, net of tax of $0, $145 and $1,274	—	224	1,959
Change in unrealized loss on unfunded benefit obligations, net of tax of $0, $319 and $3,142	—	490	4,833
Total other comprehensive earnings	303	1,324	6,624

Total comprehensive (loss) earnings	$(81,048)	$(11,774)	$167,440

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Acquisition and Twenty-six weeks ended	Thirteen weeks ended	Thirty-nine weeks ended
	May 3, 2014	November 2, 2013	April 27, 2013
(in thousands)	(Successor)	(Predecessor)	(Predecessor)
CASH FLOWS - OPERATING ACTIVITIES
Net (loss) earnings	$(81,351)	$(13,098)	$160,816
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expense	165,846	48,425	142,686
Loss on debt extinguishment	7,882	—	15,597
Equity in loss of foreign e-commerce retailer	3,613	1,523	8,858
Deferred income taxes	(112,754)	(6,326)	(15,501)
Non-cash charges related to the Acquisition	145,062	—	—
Other	622	5,002	4,265
	128,920	35,526	316,721
Changes in operating assets and liabilities:
Merchandise inventories	105,014	(142,417)	(55,578)
Other current assets	46,556	12,111	34,900
Other assets	3,226	(1,484)	1,789
Accounts payable and accrued liabilities	(178,840)	107,091	(42,230)
Deferred real estate credits	589	1,484	2,698
Payment of deferred compensation	(16,623)	—	—
Funding of defined benefit pension plan	—	—	(25,000)
Net cash provided by operating activities	88,842	12,311	233,300

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(75,629)	(35,959)	(103,563)
Acquisition of Neiman Marcus Group LTD LLC	(3,388,585)	—	—
Investment in foreign e-commerce retailer	35,000	—	(10,000)
Net cash used for investing activities	(3,429,214)	(35,959)	(113,563)

CASH FLOWS - FINANCING ACTIVITIES
Borrowings under senior secured asset-based revolving credit facility	170,000	—	—
Repayment of borrowings under senior secured asset-based revolving credit facility	(125,000)	—	—
Borrowings under former senior secured asset-based revolving credit facility	—	130,000	100,000
Repayment of borrowings under former senior secured asset-based revolving credit facility	(145,000)	—	(180,000)
Borrowings under senior secured term loan facility	2,950,000	—	—
Repayment of borrowings under senior secured term loan facility	(14,732)	—	—
Borrowings under former senior secured term loan facility	—	—	500,000
Repayment of borrowings under former senior secured term loan facility	(2,433,096)	(126,904)	—
Repayments of borrowings under senior subordinated notes	—	—	(510,668)
Borrowings under cash pay notes	960,000	—	—
Borrowings under PIK toggle notes	600,000	—	—
Debt issuance costs paid	(178,606)	—	(9,763)
Cash equity contributions	1,556,500	—	—
Net cash provided by (used for) financing activities	3,340,066	3,096	(100,431)

CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	(306)	(20,552)	19,306
Beginning balance	116,124	136,676	49,253
Ending balance	$115,818	$116,124	$68,559

Supplemental Schedule of Cash Flow Information
Cash paid during the period for:
Interest	$124,809	$40,789	$121,600
Income taxes	$36,415	$7,544	$75,524
Non-cash activities:
Equity contribution from management	$26,756	$—	$—
See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.              Basis of Presentation

Neiman Marcus Group LTD LLC (the Company) is a luxury retailer conducting integrated store and online operations principally under the Neiman Marcus and Bergdorf Goodman brand names.  References to “we,” “our” and “us” are used to refer to the Company or to the Company and its subsidiaries, as appropriate to the context.  Prior to October 25, 2013, the Company (formerly Neiman Marcus Group LTD Inc.) was a subsidiary of Newton Holding, LLC, which was controlled by investment funds affiliated with TPG Global, LLC (together with its affiliates, TPG) and Warburg Pincus LLC (together with TPG, the Former Sponsors).  On October 25, 2013, the Company merged with and into Mariposa Merger Sub LLC (Mariposa) pursuant to an Agreement and Plan of Merger, dated September 9, 2013, by and among NM Mariposa Holdings, Inc. (Parent), Mariposa and the Company, with the Company surviving the merger (the Acquisition).  As a result of the Acquisition and the Conversion (as defined below), the Company is now a direct subsidiary of Mariposa Intermediate Holdings LLC (Holdings), which in turn is a direct subsidiary of Parent. Parent is controlled by private investment funds affiliated with Ares Management, L.P. and Canada Pension Plan Investment Board (together, the Sponsors).  On October 28, 2013, Neiman Marcus Group LTD Inc. converted from a Delaware corporation to a Delaware limited liability company (the Conversion).

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

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  All references to the third quarter of fiscal year 2014 relate to the thirteen weeks ended May 3, 2014 of the Successor. All references to the third quarter of fiscal year 2013 relate to the thirteen weeks ended April 27, 2013 of the Predecessor. All references to year-to-date fiscal 2014 relate to the combined thirty-nine weeks ended May 3, 2014.  All references to year-to-date fiscal 2013 relate to the thirty-nine weeks ended April 27, 2013 of the Predecessor.

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

The specialty retail industry is seasonal in nature, with a higher level of sales typically generated in the fall and holiday selling seasons.  Due to seasonal and other factors, the results of operations for the third quarter of fiscal year 2014 are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

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
Recent Accounting Pronouncements.  In July 2012, the Financial Accounting Standards Board (FASB) issued guidance to reduce the complexity and costs associated with interim and annual indefinite-lived intangible assets impairment tests.  This guidance allows an entity the option to make a qualitative evaluation about the likelihood of impairment to determine whether it should calculate the fair value of the indefinite-lived intangible assets.  While we adopted this guidance during the first quarter of fiscal year 2014, no impairment tests were required in year-to-date fiscal 2014.  We will perform our annual impairment tests in the fourth quarter of fiscal year 2014 and do not expect this guidance to have a material impact on our Condensed Consolidated Financial Statements.

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

In May 2014, the FASB issued guidance to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, which is effective for us as of the first quarter of fiscal year 2018. We do not expect that the implementation of this standard will have a material impact on our Condensed Consolidated Financial Statements.

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

In connection with the preliminary purchase price allocation, we have made preliminary estimates of the fair values of our long-lived and intangible assets based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information, and in some cases, preliminary valuation results from independent valuation specialists.  As of May 3, 2014, we have recorded preliminary purchase accounting adjustments to increase the carrying value of our property and equipment and inventory, to revalue intangible assets for our tradenames, customer lists and favorable lease commitments and to revalue our long-term benefit plan obligations, among other things.  This preliminary allocation of the purchase price is subject to finalization of independent appraisals.

During the third quarter of fiscal year 2014, we revised our estimates of the fair values of our long-lived and intangible assets at the Acquisition date as follows:

	Estimated Fair Value at Acquisition Date
(in millions)	May 3, 2014	November 2, 2013

Property and equipment	$1,420.3	$1,094.6
Customer lists	571.6	484.7
Favorable lease commitments	1,138.3	1,067.6
Tradenames	1,960.9	1,909.5
Goodwill	2,240.9	2,559.8
As a result of revisions to the preliminary purchase price allocation recorded in the third quarter of fiscal year 2014, catch-up depreciation and amortization expense totaling $17.7 million related to the second quarter of fiscal year 2014 was recorded in the third quarter of fiscal year 2014. Catch-up depreciation and amortization expense related to the second quarter of fiscal year 2014 is excluded from the Condensed Consolidated Statements of Operations for the thirteen weeks ended May 3, 2014.
Further revisions to the estimated fair value of our assets and liabilities at the Acquisition date will be made as independent appraisals are finalized and additional information becomes available and such revisions could be material.
The purchase price has been preliminarily allocated as follows (in millions):

Consideration payable to former equity holders (including $26.8 million management rollover)		$3,382.7
Capitalized transaction costs		32.7
Total consideration paid to effect the Acquisition		3,415.4

Net assets acquired at historical cost		821.9

Adjustments to state acquired assets at fair value:
1) Increase carrying value of merchandise inventories	$129.6
2) Increase carrying value of property and equipment	515.7
3) Revalue intangible assets to fair value:
Tradenames	729.5
Customer lists	368.1
Favorable lease commitments	802.7
4) Change in carrying values of other assets and liabilities	(39.3)
5) Write-off historical deferred lease credits	102.3
6) Write-off historical debt issuance costs	(31.3)
7) Write-off historical goodwill	(1,263.4)
8) Settlement of unvested Predecessor stock options (Note 10)	51.5
9) Tax impact of valuation adjustments and other tax benefits	(1,012.8)
Total adjustments to state acquired assets at fair value		352.6
Net assets acquired at fair value		1,174.5

Excess purchase price related to the Acquisition recorded as goodwill		$2,240.9

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

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	May 3, 2014	April 27, 2013	May 3, 2014	April 27, 2013

Revenues	$1,164,720	$1,098,267	$3,726,651	$3,529,169
Net earnings (loss)	15,964	26,842	48,960	(43,419)

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
The following table shows the Company’s financial assets that are required to be measured at fair value on a recurring basis in our Condensed Consolidated Balance Sheets:

	Fair Value Hierarchy	May 3, 2014	August 3, 2013	April 27, 2013
(in thousands)		(Successor)	(Predecessor)	(Predecessor)
Other long-term assets:
Interest rate caps	Level 2	$2,000	$29	$26

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

The carrying values of cash and cash equivalents, credit card receivables and accounts payable approximate fair value due to their short-term nature.  We determine the fair value of our long-term debt on a non-recurring basis, which results are summarized as follows:

		May 3, 2014 (Successor)		August 3, 2013 (Predecessor)		April 27, 2013 (Predecessor)
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Asset-Based Revolving Credit Facility	Level 2	$45,000	$45,000	$—	$—	$—	$—
Senior Secured Term Loan Facility	Level 2	2,935,268	2,935,268	—	—	—	—
Cash Pay Notes	Level 2	960,000	1,046,400	—	—	—	—
PIK Toggle Notes	Level 2	600,000	657,000	—	—	—	—
2028 Debentures	Level 2	121,982	125,156	122,077	125,625	122,028	128,750
Former Asset-Based Revolving Credit Facility	Level 2	—	—	15,000	15,000	20,000	20,000
Former Senior Secured Term Loan Facility	Level 2	—	—	2,560,000	2,566,400	2,560,000	2,582,400

We estimated the fair value of our long-term debt using similar rates offered for debt of similar remaining maturities and credit risk for the Asset-Based Revolving Credit Facility and Former Asset-Based Revolving Credit Facility, prevailing market rates for the Senior Secured Term Loan Facility and Former Senior Secured Term Loan Facility, and quoted market prices of the same or similar issues for the Cash Pay Notes, the PIK Toggle Notes and the $125.0 million aggregate principal amount of 7.125% Debentures due 2028 (the 2028 Debentures and, together with the Cash Pay Notes and the PIK Toggle Notes, the Notes).

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

5.     Goodwill and Intangible Assets, Net

	May 3, 2014	August 3, 2013	April 27, 2013
(in thousands)	(Successor)	(Predecessor)	(Predecessor)

Goodwill	$2,240,943	$1,263,433	$1,263,433

Tradenames	$1,960,914	$1,231,405	$1,231,405
Customer lists, net	535,423	210,690	217,941
Favorable lease commitments, net	1,111,969	340,053	344,775
Intangible assets, net	$3,608,306	$1,782,148	$1,794,121

Indefinite-lived Intangible Assets and Goodwill.  Indefinite-lived intangible assets, such as tradenames and goodwill, are not subject to amortization.  Rather, we assess the recoverability of indefinite-lived intangible assets and goodwill in the fourth quarter of each fiscal year and upon the occurrence of certain events.

Intangible Assets Subject to Amortization.  Prior to the Acquisition, Predecessor customer lists and amortizable tradenames were amortized over their estimated useful lives, ranging from four to 24 years (weighted average life of 13 years from the October 6, 2005 acquisition).  Predecessor favorable lease commitments were amortized over the remaining lives of the leases, ranging from nine to 49 years (weighted average life of 33 years from the October 6, 2005 acquisition).

Subsequent to the Acquisition, Successor customer lists and certain other intangible assets are amortized over their estimated useful lives, currently estimated at six to 15 years (weighted average life of 12 years from the Acquisition).  Successor favorable lease commitments are amortized over the remaining lives of the leases, currently estimated at two to 55 years (weighted average life of 30 years from the Acquisition).  Total amortization of all intangible assets recorded in connection with the Acquisition for the current and next five fiscal years is currently estimated as follows (in thousands):

May 4, 2014 through August 2, 2014	$31,237
2015	125,464
2016	104,433
2017	100,454
2018	95,286
2019	94,941

At May 3, 2014, accumulated amortization was $36.1 million for Successor customer lists and $26.3 million for Successor favorable lease commitments.

6.              Long-term Debt

The significant components of our long-term debt are as follows:

	Interest Rate	May 3, 2014	August 3, 2013	April 27, 2013
(in thousands)		(Successor)	(Predecessor)	(Predecessor)

Asset-Based Revolving Credit Facility	variable	$45,000	$—	$—
Senior Secured Term Loan Facility	variable	2,935,268	—	—
Cash Pay Notes	8.00%	960,000	—	—
PIK Toggle Notes	8.75%/9.50%	600,000	—	—
2028 Debentures	7.125%	121,982	122,077	122,028
Former Asset-Based Revolving Credit Facility	variable	—	15,000	20,000
Former Senior Secured Term Loan Facility	variable	—	2,560,000	2,560,000
Total debt		4,662,250	2,697,077	2,702,028
Less: current portion of Senior Secured Term Loan Facility		(29,426)	—	—
Long-term debt		$4,632,824	$2,697,077	$2,702,028

Asset-Based Revolving Credit Facility.  On October 25, 2013, we entered into a credit agreement and related security and other agreements for a senior secured Asset-Based Revolving Credit Facility providing for a maximum of committed borrowing capacity of $800.0 million. The Asset-Based Revolving Credit Facility matures on October 25, 2018.  On May 3, 2014, we had $45.0 million of borrowings outstanding under this facility, no outstanding letters of credit and $675.0 million of unused borrowing availability.

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

At May 3, 2014, borrowings under the Asset-Based Revolving Credit Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of 1) the prime rate of Deutsche Bank AG New York Branch (the administrative agent), 2) the federal funds effective rate plus ½ of 1.00% or 3) the adjusted one-month LIBOR plus 1.00% or (b) LIBOR, subject to certain adjustments, in each case plus an applicable margin.  The applicable margin is up to 0.75% with respect to base rate borrowings and up to 1.75% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on the historical excess availability under the Asset-Based Revolving Credit Facility. The interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 1.40% at May 3, 2014.  In addition, we are required to pay a commitment fee in respect of unused commitments 0.25% per annum.  We must also pay customary letter of credit fees and agency fees.

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

Our Asset-Based Revolving Credit Facility is guaranteed by Holdings and each of our current and future direct and indirect wholly owned subsidiaries (the Guarantors) other than (a) unrestricted subsidiaries, (b) certain immaterial subsidiaries, (c) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (d) certain holding companies of foreign subsidiaries, (e) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (f) any subsidiary that is prohibited by applicable law or contractual obligation from guaranteeing our Asset-Based Revolving Credit Facility or which would require governmental approval to provide a guarantee (unless such approval has been received). All obligations under the Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of our assets and those of NMG and the Guarantors.

The facility contains covenants limiting dividends and other restricted payments, investments, loans, advances and acquisitions, and prepayments or redemptions of other indebtedness.  These covenants permit such restricted actions in an unlimited amount, subject to the satisfaction of certain payment conditions, principally that we must have pro forma excess availability under the Asset-Based Revolving Credit Facility, which exceeds the greater of $90.0 million or 15% of the lesser of (a) the revolving commitments under the facility and (b) the borrowing base. In addition, if pro forma excess availability under the Asset-Based Revolving Credit Facility is equal to or less than the greater of 1) $200.0 million or 2) 25% of the lesser of (i) the revolving commitments under the facility and (ii) the borrowing base, we must have a pro forma ratio of consolidated EBITDA to consolidated fixed charges of at least 1.0 to 1.0.  The Asset-Based Revolving Credit Facility also contains customary affirmative covenants and events of default, including a cross-default provision in respect of any other indebtedness that has an aggregate principal amount exceeding $50.0 million.

Senior Secured Term Loan Facility.  On October 25, 2013, we entered into a credit agreement and related security and other agreements for the $2,950.0 million Senior Secured Term Loan Facility. At May 3, 2014, the outstanding balance under our Senior Secured Term Loan Facility was $2,935.3 million. The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

The Senior Secured Term Loan Facility permits the Company to increase the term loans or add a separate tranche of term loans by an amount not to exceed $650.0 million plus an unlimited amount that would result (a) in the case of any incremental term loan facility to be secured equally and ratably with the term loans, a senior secured first lien net leverage ratio equal to or less than 4.25 to 1.00 and (b) in the case of any incremental term loan facility to be secured on a junior basis to the term loans, to be subordinated in right of payment to the term loans or, in the case of certain incremental equivalent loan debt, to be unsecured and pari passu in right of payment to the term loans, a total net leverage ratio equal to the total net leverage ratio as of October 25, 2013.

On March 13, 2014, we entered into a repricing amendment with respect to the Senior Secured Term Loan Facility (the Repricing Amendment). The Repricing Amendment provided for an immediate reduction in the interest rate margin applicable to the loans outstanding under the Senior Secured Term Loan Facility from (a) 4.00% to 3.25% for LIBOR borrowings and (b) 3.00% to 2.25% for base rate borrowings. In addition, the interest rate margin in the event of a step down based on our senior secured net first lien leverage, as defined in the credit agreement, was reduced from 1) 3.75% to 3.00% for LIBOR borrowings and 2) 2.75% to 2.00% for base rate borrowings. Substantially all other terms are consistent with the October 25, 2013 credit agreement, including the amortization schedule and maturity dates. In connection with the Repricing Amendment, we incurred costs of $29.5 million which were capitalized as debt issuance costs (included in other assets). In addition, we incurred a loss on debt extinguishment of $7.9 million, which primarily consisted of the write-off of debt issuance costs, previously incurred in connection with the initial issuance of the Senior Secured Term Loan Facility, allocable to lenders that no longer participate in the Senior Secured Term Loan Facility subsequent to the repricing. The loss on debt extinguishment was recorded in the third quarter of fiscal year 2014 as a component of interest expense.

At May 3, 2014, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of 1) the prime rate of Credit Suisse AG (the administrative agent), 2) the federal funds effective rate plus ½ of 1.00% and 3) the adjusted one-month LIBOR plus 1.00% or (b) an adjusted LIBOR (for a period equal to the relevant interest period, and in any event, never less than 1.00%), subject to certain adjustments, in each case plus an applicable margin.  The applicable margin is up to 2.25% with respect to base rate borrowings and up to 3.25% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on the senior secured first lien net leverage ratio.  The applicable margin with respect to outstanding LIBOR borrowings was 3.25% at May 3, 2014.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.25% at May 3, 2014.

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

We may repay all or any portion of the outstanding Senior Secured Term Loan Facility at any time, subject to redeployment costs in the case of prepayment of LIBOR borrowings other than the last day of the relevant interest period and in the event of certain repayments, conversions or replacements of the term loans under the Senior Secured Term Loan Facility that directly or indirectly result in a reduction of the "effective" interest rate applicable to such term loans or any applicable replacement tranche of debt prior to March 13, 2015, a payment of 1.00% of the aggregate principal amount of the term loans so repaid, converted or replaced. The Senior Secured Term Loan Facility amortizes in equal quarterly installments in an amount equal to 1.00% per annum of the principal amount outstanding as of the Repricing Amendment, less any voluntary or mandatory prepayments, with the remaining balance due at final maturity.

Our Senior Secured Term Loan Facility is guaranteed by Holdings and the Guarantors other than (a) unrestricted subsidiaries, (b) certain immaterial subsidiaries, (c) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (d) certain holding companies of foreign subsidiaries, (e) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (f) any subsidiary that is prohibited by applicable law or contractual obligation from guaranteeing our Senior Secured Term Loan Facility or which would require governmental approval to provide a guarantee (unless such approval has been received). All obligations under the Senior Secured Term Loan Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of our assets and those of NMG and the Guarantors.
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
Maturities of Long-term Debt.  Annual maturities of long-term debt outstanding at May 3, 2014 during the current and next five fiscal years and thereafter are as follows (in millions):

May 4, 2014 through August 2, 2014	$7.4
2015	29.4
2016	29.4
2017	29.4
2018	29.4
2019	74.4
Thereafter	4,462.9

The previous table does not reflect voluntary prepayments or future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

Interest Expense.  The significant components of interest expense are as follows:

	Quarter-to-date		Year-to-date
	Thirteen weeks ended	Thirteen weeks ended	Twenty-six weeks ended	Thirteen weeks ended	Thirty-nine weeks ended
	May 3, 2014	April 27, 2013	May 3, 2014	November 2, 2013	April 27, 2013
(in thousands)	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)

Asset-Based Revolving Credit Facility	$33	$—	$291	$75	$—
Senior Secured Term Loan Facility	34,003	—	71,286	3,687	—
Cash Pay Notes	18,986	—	38,400	2,773	—
PIK Toggle Notes	12,979	—	26,250	1,896	—
2028 Debentures	2,227	2,227	4,454	2,226	6,680
Former Asset-Based Revolving Credit Facility	—	101	—	477	1,363
Former Senior Secured Term Loan Facility	—	26,804	—	22,521	80,034
Senior Subordinated Notes	—	—	—	—	19,031
Amortization of debt issue costs	5,845	2,128	10,990	2,466	6,276
Other, net	570	1,155	1,094	1,334	5,911
Capitalized interest	(303)	(69)	(566)	(140)	(127)
	$74,340	$32,346	$152,199	$37,315	$119,168
Loss on debt extinguishment	7,882	—	7,882	—	15,597
Interest expense, net	$82,222	$32,346	$160,081	$37,315	$134,765

We recorded interest expense of $8.4 million during the first quarter of fiscal year 2014 related to debt incurred as a result of the Acquisition.

7.              Derivative Financial Instruments

At May 3, 2014, we had outstanding floating rate debt obligations of $2,980.3 million.  In August 2011, we entered into interest rate cap agreements (at a cost of $5.8 million) for an aggregate notional amount of $1,000.0 million in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness.  The interest rate cap agreements cap LIBOR at 2.50% from December 2012 through December 2014 with respect to the $1,000.0 million notional amount of such agreements.  In the event LIBOR is less than 2.50%, we will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than 2.50%, we will pay interest at the capped rate of 2.50%.

In April 2014, we entered into additional interest rate cap agreements (at a cost of $2.0 million) for an aggregate notional amount of $1,400.0 million in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness once the current interest rate cap agreements expire in December 2014. The interest rate cap agreements cap LIBOR at 3.00% from December 2014 through December 2016 with respect to the $1,400.0 million notional amount of such agreements. In the event LIBOR is less than 3.00%, we will pay interest at the lower LIBOR rate. In the event LIBOR is higher than 3.00%, we will pay interest at the capped rate of 3.00%. On May 3, 2014, the fair value of our interest rate caps was $2.0 million.
Gains and losses realized due to the expiration of applicable portions of the interest rate caps are reclassified to interest expense at the time our quarterly interest payments are made.  A summary of the recorded amounts related to our interest rate caps reflected in our Condensed Consolidated Statements of Operations is as follows:

	Quarter-to-date		Year-to-date
	Thirteen weeks ended	Thirteen weeks ended	Twenty-six weeks ended	Thirteen weeks ended	Thirty-nine weeks ended
	May 3, 2014	April 27, 2013	May 3, 2014	November 2, 2013	April 27, 2013
(in thousands)	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)

Realized hedging losses — included in interest expense, net	$—	$165	$—	$369	$3,233

8.              Income Taxes

Our effective income tax (benefit)/expense rates for the following periods are as follows:

	Quarter-to-date		Year-to-date
	Thirteen weeks ended	Thirteen weeks ended	Twenty-six weeks ended	Thirteen weeks ended	Thirty-nine weeks ended
	May 3, 2014	April 27, 2013	May 3, 2014	November 2, 2013	April 27, 2013
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)

Effective income tax rate	(74.6)%	40.0%	(42.2)%	152.9%	39.9%

Our effective income tax rates for the third quarter of fiscal year 2014, the twenty-six weeks ended May 3, 2014 and first quarter of fiscal year 2014 exceeded the federal statutory tax rate due to the non-deductible portion of transaction costs incurred in connection with the Acquisition, state income taxes and the lack of a U.S. tax benefit related to the losses from our investment in a foreign e-commerce retailer. Our effective income tax rates for the third quarter of fiscal year 2013 and year-to-date fiscal 2013 exceeded the federal statutory tax rate due to state income taxes and the lack of a U.S. tax benefit related to the losses from our investment in a foreign e-commerce retailer.

At May 3, 2014, the gross amount of unrecognized tax benefits was $2.9 million ($1.9 million of which would impact our effective tax rate, if recognized).  We classify interest and penalties as a component of income tax expense and our liability for accrued interest and penalties was $5.0 million at May 3, 2014, $5.5 million at August 3, 2013 and $5.3 million at April 27, 2013.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  The Internal Revenue Service (IRS) is currently auditing our fiscal year 2010, 2011 and 2012 federal income tax returns. With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2009.  We believe our recorded tax liabilities as of May 3, 2014 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

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
Obligations for our employee benefit plans, included in other long-term liabilities, are as follows:

	May 3, 2014	August 3, 2013	April 27, 2013
(in thousands)	(Successor)	(Predecessor)	(Predecessor)

Pension Plan	$139,846	$104,018	$146,407
SERP Plan	104,947	103,854	114,562
Postretirement Plan	13,595	12,429	17,350
	258,388	220,301	278,319
Less: current portion	(5,752)	(6,542)	(5,904)
Long-term portion of benefit obligations	$252,636	$213,759	$272,415

Funding Policy and Plan Status.  Our policy is to fund the Pension Plan at or above the minimum required by law.  In fiscal year 2013, we were not required to make contributions to the Pension Plan; however, we made voluntary contributions to our Pension Plan of $25.0 million in fiscal year 2013.  As of May 3, 2014, we do not believe we will be required to make contributions to the Pension Plan for fiscal year 2014.  We will continue to evaluate voluntary contributions to our Pension Plan based upon the unfunded position of the Pension Plan, our available liquidity and other factors.

Cost of Benefits. The components of the expenses we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Quarter-to-date		Year-to-date
	Thirteen weeks ended	Thirteen weeks ended	Twenty-six weeks ended	Thirteen weeks ended	Thirty-nine weeks ended
	May 3, 2014	April 27, 2013	May 3, 2014	November 2, 2013	April 27, 2013
(in thousands)	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)

Pension Plan:
Interest cost	$6,420	$5,311	$12,201	$5,781	$15,933
Expected return on plan assets	(6,167)	(6,595)	(12,333)	(6,401)	(19,785)
Net amortization of losses	—	1,572	—	1,095	4,716
Pension Plan expense (income)	$253	$288	$(132)	$475	$864

SERP Plan:
Interest cost	$1,200	$1,009	$2,304	$1,104	$3,027
Net amortization of losses	—	131	—	—	393
SERP Plan expense	$1,200	$1,140	$2,304	$1,104	$3,420

Postretirement Plan:
Service cost	$7	$9	$12	$5	$27
Interest cost	173	163	315	142	489
Net amortization of prior service cost	—	(389)	—	(321)	(1,167)
Net amortization of losses	—	147	—	35	441
Postretirement Plan expense (income)	$180	$(70)	$327	$(139)	$(210)

Purchase Accounting Adjustments. In connection with the Acquisition, the obligations and assets related to our benefit plans were valued at their fair values as of the date of the Acquisition, resulting in a $38.8 million increase in the carrying value of our long-term benefit obligations.

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

Successor Stock Options.  Subsequent to the Acquisition, Parent established the Management Equity Incentive Plan and the Vice President Long Term Incentive Plan (together, the Incentive Plans) pursuant to which eligible employees, consultants and non-employee directors are eligible to receive stock-based awards.  Under the Incentive Plans, Parent is authorized to grant stock options, restricted stock and other types of awards that are valued in whole or in part by reference to, or are payable or otherwise based on, the shares of common stock of Parent. Charges with respect to options issued by Parent pursuant to the Incentive Plans are reflected by the Company in the preparation of our Condensed Consolidated Financial Statements.

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

Non-Qualified Stock Options.  Pursuant to the terms of the Incentive Plans, Parent granted 72,992 time-vested non-qualified stock options and 72,992 performance-vested non-qualified stock options to certain executive officers and non-employee directors of the Company in the second quarter of fiscal year 2014. In the third quarter of fiscal year 2014, Parent granted 8,615 time-vested non-qualified stock options and 3,393 performance-vested non-qualified stock options to certain executive officers and non-employee directors of the Company.  Each grant of non-qualified stock options consists of options to purchase an equal number of shares of Parent’s Class A common stock and Class B common stock.  These non-qualified stock options were granted at an exercise price of $1,000 per share and such options will expire no later than the tenth anniversary of the grant date.

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

At May 3, 2014, the aggregate number of co-invest, time-vested and performance-vested options held by Retirement Eligible Optionees aggregated 99,910 options and the recorded liability with respect to such options was $14.3 million. We recognize compensation expense, which is included in selling, general and administrative expenses, for stock options on a straight-line basis over the vesting/performance periods. The following table sets forth certain summary information with respect to our stock options for the periods indicated.

	Quarter-to-date		Year-to-date
	Thirteen weeks ended	Thirteen weeks ended	Twenty-six weeks ended	Thirteen weeks ended	Thirty-nine weeks ended
	May 3, 2014	April 27, 2013	May 3, 2014	November 2, 2013	April 27, 2013
(in thousands, except number of options and per option price)	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)

Stock compensation expense	$2,376	$2,562	$4,752	$2,548	$7,147

Stock option grants:
Number of options granted	12,008	2,200	157,992	—	12,400
Weighted average grant date fair value	$407	$862	$407	$—	$916

Stock option exercises:
Number of options exercised	—	1,373	—	65	4,288
Weighted average exercise price	$—	$1,187	$—	$1,557	$1,064

11.  Accumulated Other Comprehensive Earnings (Loss)

The following table summarizes the changes in accumulated other comprehensive earnings (loss) by component (amounts are recorded net of related income taxes):

(in thousands)	Unrealized Losses on Financial Instruments	Unfunded Benefit Obligations	Total

Predecessor:
Balance, August 3, 2013	$(3,999)	$(103,530)	$(107,529)
Other comprehensive earnings before reclassifications	610	490	1,100
Amounts reclassified from accumulated other comprehensive loss (1)	224	—	224
Purchase accounting adjustment	3,165	103,040	106,205

Successor:
Balance, November 2, 2013	$—	$—	$—
Other comprehensive loss before reclassifications	(285)	—	(285)

Balance, February 1, 2014	$(285)	$—	$(285)
Other comprehensive earnings before reclassifications	588	—	588

Balance, May 3, 2014	$303	$—	$303

(1)	The amounts reclassified from accumulated other comprehensive loss are recorded within interest expense on the Condensed Consolidated Statements of Operations.

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

13.       Other Expenses

Other expenses consists of the following components:

	Quarter-to-date		Year-to-date
	Thirteen weeks ended	Thirteen weeks ended	Twenty-six weeks ended	Thirteen weeks ended	Thirty-nine weeks ended
	May 3, 2014	April 27, 2013	May 3, 2014	November 2, 2013	April 27, 2013
(in thousands)	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)

Costs incurred in connection with the Acquisition:
Change-in-control cash payments due to Former Sponsors and management	$—	$—	$—	$80,457	$—
Stock-based compensation for accelerated vesting of Predecessor stock options (including non-cash charges of $15.4 million)	—	—	51,510	—	—
Other, primarily professional fees	—	—	1,732	28,942	—
Total transaction costs	—	—	53,242	109,399	—
Costs related to criminal cyber-attack	4,477	—	8,565	—	—
Equity in loss of foreign e-commerce retailer	1,550	3,607	3,613	1,523	8,858
Management fee due to Former Sponsors	—	2,746	—	2,823	8,823
Other non-recurring expenses	—	—	4,775	—	—
Other expenses	$6,027	$6,353	$70,195	$113,745	$17,681

In the third quarter of fiscal year 2014, we sold our investment in a foreign e-commerce retailer, which was previously accounted for under the equity method, for $35.0 million, which amount equaled the carrying value of our investment.

In the twenty-six weeks ended May 3, 2014, we incurred 1) costs related to the investigation of a criminal cyber-attack on our systems, including legal fees, investigative fees, costs of communications with customers and credit monitoring services provided to customers, and 2) other non-recurring expenses. We expect to incur additional costs to investigate and remediate the cyber-attack in the foreseeable future. Such costs are not currently estimable but could be material to our future operating results.

14.       Commitments and Contingencies

Employment Class Actions Litigation.  On April 30, 2010, a Class Action Complaint for Injunction and Equitable Relief was filed against the Company, Newton Holding, LLC, TPG Capital, L.P. and Warburg Pincus LLC in the United States District Court for the Central District of California by Sheila Monjazeb, individually and on behalf of other members of the general public similarly situated. On July 12, 2010, all defendants except for the Company were dismissed without prejudice, and on August 20, 2010, this case was dismissed by Ms. Monjazeb and refiled in the Superior Court of California for San Francisco County. This complaint, along with a similar class action lawsuit originally filed by Bernadette Tanguilig in 2007, alleges that the Company has engaged in various violations of the California Labor Code and Business and Professions Code, including without limitation, by (1) asking employees to work “off the clock,” (2) failing to provide meal and rest breaks to its employees, (3) improperly calculating deductions on paychecks delivered to its employees and (4) failing to provide a chair or allow employees to sit during shifts. The

Monjazeb and Tanguilig class actions have been deemed “related” cases and are pending before the same trial court judge.  On October 24, 2011, the court granted the Company’s motion to compel Ms. Monjazeb and Juan Carlos Pinela (a co-plaintiff in the Tanguilig case) to arbitrate their individual claims in accordance with the Company’s Mandatory Arbitration Agreement, foreclosing their ability to pursue a class action in court.  However, the court’s order compelling arbitration did not apply to Ms. Tanguilig because she is not bound by the Mandatory Arbitration Agreement.  Further, the court determined that Ms. Tanguilig could not be a class representative of employees who are subject to the Mandatory Arbitration Agreement, thereby limiting the putative class action to those associates who were employed between December 2003 and July 15, 2007 (the effective date of our Mandatory Arbitration Agreement).  Following the court’s order, Ms. Monjazeb and Mr. Pinela filed demands for arbitration with the American Arbitration Association (AAA) seeking to arbitrate not only their individual claims, but also class claims, which the Company asserted violated the class action waiver in the Mandatory Arbitration Agreement. This led to further proceedings in the trial court, a stay of the arbitrations, and a decision by the trial court, on its own motion, to reconsider its order compelling arbitration. The trial court ultimately decided to vacate its order compelling arbitration due to a recent California appellate court decision.  Following this ruling, the Company timely filed an appeal with the Court of Appeal, asserting that the trial court did not have jurisdiction to change its earlier determination of the enforceability of the arbitration agreement. While the appeal process had stayed most of the claims in Ms. Tanguilig's case, the trial court decided to set certain civil penalty claims asserted by Ms. Tanguilig for trial on April 1, 2014. In these claims, Ms. Tanguilig sought civil penalties under the Private Attorneys General Act based on the Company’s alleged failure to provide employees with meal periods and rest breaks in compliance with California law. On December 10, 2013, the Company filed a motion to dismiss all of Ms. Tanguilig’s claims, including the civil penalty claims, based on her failure to bring her claims to trial within five years as required by California law. After several hearings, on February 28, 2014 the court dismissed all of Ms. Tanguilig’s claims in the case and vacated the April 1, 2014 trial date. The court has awarded the Company its costs of suit in connection with the defense of Ms. Tanguilig’s claims, but denied its request of an award of attorneys’ fees from Ms. Tanguilig. Ms. Tanguilig filed a notice of appeal from the dismissal of all her claims, which is pending before the Court of Appeal. Should the Court of Appeal reverse the trial court’s dismissal of all of Ms. Tanguilig’s claims, the litigation will resume, and Ms. Tanguilig will seek class certification of the claims asserted in her Third Amended Complaint. If this occurs, the scope of her class claims will likely be reduced by the class action settlement and release in the Monjazeb case (as described below); however, that settlement does not cover claims asserted by Ms. Tanguilig for alleged Labor Code violations from approximately December 19, 2003 to August 20, 2006 (the beginning of the settlement class period in the Monjazeb case). At present, the Court of Appeal has not set dates for the parties to file briefs, or a date for oral argument, in Ms. Tanguilig’s appeal.

In Ms. Monjazeb’s class action, a settlement was reached at a mediation held on January 25, 2014. After several hearings, the trial court granted preliminary approval of the settlement and directed that notice of settlement be given to the settlement class. A final approval hearing has been set for September 18, 2014.

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

We will continue to vigorously defend our interests in these matters. Based upon the pending settlement agreement with respect to Ms. Monjazeb's class action claims, we recorded our currently estimable liabilities with respect to both Ms. Monjazeb's and Ms. Tanguilig's employment class actions litigation claims in the third quarter of fiscal year 2014, which amount was not material to our financial condition or results of operations. We will continue to evaluate these matters, and our recorded reserves for such matters, based on subsequent events, new information and future circumstances.

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

Consumer Class Actions Litigation. Three class actions relating to a criminal cyber-attack on our computer systems in 2013 (the Cyber-Attack) were filed in January 2014 and later voluntarily dismissed by the plaintiffs between February and April 2014. The plaintiffs had alleged negligence and other claims in connection with their purchases by payment cards. Melissa Frank v. The Neiman Marcus Group, LLC, et al., was filed in the United States District Court for the Eastern District of New York on January 13,

2014, but was voluntarily dismissed by the plaintiff on April 15, 2014, without prejudice to her right to re-file a complaint. Donna Clark v. Neiman Marcus Group LTD LLC was filed in the United States District Court for the Northern District of Georgia on January 27, 2014 but was voluntarily dismissed by the plaintiff on March 11, 2014, without prejudice to her right to re-file a complaint. Christina Wong v. The Neiman Marcus Group, LLC, et al., was filed in the United States District Court for the Central District of California on January 29, 2014, but was voluntarily dismissed by the plaintiff on February 10, 2014, without prejudice to her right to re-file a complaint. Three new putative class actions relating to the Cyber-Attack were filed in March and April 2014, also alleging negligence and other claims in connection with plaintiffs’ purchases by payment cards. The first case, Hilary Remijas v. The Neiman Marcus Group, LLC, was filed on March 12, 2014 and served on March 13, 2014. The Company moved to dismiss the Remijas complaint on April 2, 2014, and in response the plaintiff has moved to file an amended complaint that would add three additional plaintiffs. The second case, Katerina Chau v. Neiman Marcus Group LTD, Inc., was filed in the United States District Court for the Southern District of California on March 14, 2014 and served on April 23, 2014. The Company has until June 13, 2014 to file or move with respect to the Chau complaint. The third case, Michael Shields v. The Neiman Marcus Group, LLC, was filed in the United States District Court for the Southern District of California on April 1, 2014 and was voluntarily dismissed on May 16, 2014, without prejudice to his right to refile a complaint.

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

Other.  We had no outstanding irrevocable letters of credit relating to purchase commitments and insurance and other liabilities at May 3, 2014.  We had approximately $5.4 million in surety bonds at May 3, 2014 relating primarily to merchandise imports and state sales tax and utility requirements.

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

We believe that our customers have allocated a higher portion of their luxury spending to online retailing in recent years and that our customers' expectations of a seamless shopping experience across our in-store and online channels have increased, and we expect these trends will continue for the foreseeable future. As a result, we continue to make investments and redesign processes to enhance our shopping experience across channels consistent with our customers' shopping preferences and expectations. With the acceleration of omni-channel retailing and our past and ongoing investments in omni-channel initiatives, we believe our operating performance is best evaluated based upon our consolidated financial statements and, to a lesser extent, the operating performance of our reportable segments. In addition, we believe these same factors have diminished and will continue to diminish the comparability and meaningfulness of the revenues and operating earnings of our reporting segments.

The following tables set forth the information for our reportable segments:

	Quarter-to-date		Year-to-date
	Thirteen weeks ended	Thirteen weeks ended	Twenty-six weeks ended	Thirteen weeks ended	Thirty-nine weeks ended
	May 3, 2014	April 27, 2013	May 3, 2014	November 2, 2013	April 27, 2013
(in thousands)	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
REVENUES
Specialty Retail Stores	$893,731	$855,722	$1,964,449	$889,295	$2,754,657
Online	270,989	242,545	633,064	239,843	774,512
Total	$1,164,720	$1,098,267	$2,597,513	$1,129,138	$3,529,169

OPERATING EARNINGS
Specialty Retail Stores	$126,460	$135,140	$241,578	$138,203	$366,207
Online	40,659	46,583	94,996	33,801	124,849
Corporate expenses	(14,935)	(12,052)	(29,957)	(12,932)	(31,514)
Other expenses	(6,027)	(6,353)	(70,195)	(113,745)	(17,681)
Corporate depreciation/amortization charges	(43,783)	(13,039)	(87,567)	(13,191)	(39,346)
Corporate amortization of inventory step-up	(30,642)	—	(129,635)	—	—
Total	$71,732	$150,279	$19,220	$32,136	$402,515

CAPITAL EXPENDITURES
Specialty Retail Stores	$34,312	$24,709	$60,018	$28,831	$83,256
Online	7,779	5,601	15,611	7,128	20,307
Total	$42,091	$30,310	$75,629	$35,959	$103,563

DEPRECIATION EXPENSE
Specialty Retail Stores	$26,603	$26,653	$53,531	$26,439	$79,536
Online	7,015	6,011	13,758	6,329	17,528
Other	12,547	1,403	25,094	1,471	3,883
Total	$46,165	$34,067	$92,383	$34,239	$100,947

	May 3, 2014	April 27, 2013
(in thousands)	(Successor)	(Predecessor)
ASSETS
Tangible assets of Specialty Retail Stores	$2,272,780	$1,778,836
Tangible assets of Online	297,192	223,963
Corporate assets:
Intangible assets	5,849,249	3,057,554
Other	356,767	154,166
Total	$8,775,988	$5,214,519

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

	May 3, 2014 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$80,109	$35,709	$—	$115,818
Merchandise inventories	—	927,443	126,007	—	1,053,450
Other current assets	—	176,661	10,733	—	187,394
Total current assets	—	1,184,213	172,449	—	1,356,662
Property and equipment, net	—	1,250,325	152,182	—	1,402,507
Goodwill	—	1,918,023	322,920	—	2,240,943
Intangible assets, net	—	680,841	2,927,465	—	3,608,306
Other assets	—	166,112	1,458	—	167,570
Investments in subsidiaries	1,502,208	3,474,372	—	(4,976,580)	—
Total assets	$1,502,208	$8,673,886	$3,576,474	$(4,976,580)	$8,775,988
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$238,957	$22,971	$—	$261,928
Accrued liabilities	—	360,941	77,965	—	438,906
Other current liabilities	—	29,426	—	—	29,426
Total current liabilities	—	629,324	100,936	—	730,260
Long-term liabilities:
Long-term debt	—	4,632,824	—	—	4,632,824
Deferred income taxes	—	1,619,338	—	—	1,619,338
Other long-term liabilities	—	290,192	1,166	—	291,358
Total long-term liabilities	—	6,542,354	1,166	—	6,543,520
Total member equity	1,502,208	1,502,208	3,474,372	(4,976,580)	1,502,208
Total liabilities and member equity	$1,502,208	$8,673,886	$3,576,474	$(4,976,580)	$8,775,988

	August 3, 2013 (Predecessor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$135,827	$849	$—	$136,676
Merchandise inventories	—	909,332	109,507	—	1,018,839
Other current assets	—	117,313	13,149	—	130,462
Total current assets	—	1,162,472	123,505	—	1,285,977
Property and equipment, net	—	795,798	106,046	—	901,844
Goodwill	—	1,107,753	155,680	—	1,263,433
Intangible assets, net	—	245,756	1,536,392	—	1,782,148
Other assets	—	38,835	28,004	—	66,839
Investments in subsidiaries	831,038	1,845,022	—	(2,676,060)	—
Total assets	$831,038	$5,195,636	$1,949,627	$(2,676,060)	$5,300,241
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$354,249	$32,289	$—	$386,538
Accrued liabilities	—	319,358	70,810	—	390,168
Total current liabilities	—	673,607	103,099	—	776,706
Long-term liabilities:
Long-term debt	—	2,697,077	—	—	2,697,077
Deferred income taxes	—	639,381	—	—	639,381
Other long-term liabilities	—	354,533	1,506	—	356,039
Total long-term liabilities	—	3,690,991	1,506	—	3,692,497
Total stockholders’ equity	831,038	831,038	1,845,022	(2,676,060)	831,038
Total liabilities and stockholders’ equity	$831,038	$5,195,636	$1,949,627	$(2,676,060)	$5,300,241

	April 27, 2013 (Predecessor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$67,834	$725	$—	$68,559
Merchandise inventories	—	874,326	121,069	—	995,395
Other current assets	—	108,280	13,562	—	121,842
Total current assets	—	1,050,440	135,356	—	1,185,796
Property and equipment, net	—	791,941	105,460	—	897,401
Goodwill	—	1,107,753	155,680	—	1,263,433
Intangible assets, net	—	254,620	1,539,501	—	1,794,121
Other assets	—	43,176	30,592	—	73,768
Investments in subsidiaries	791,212	1,860,071	—	(2,651,283)	—
Total assets	$791,212	$5,108,001	$1,966,589	$(2,651,283)	$5,214,519
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$225,024	$26,213	$—	$251,237
Accrued liabilities	—	359,214	78,778	—	437,992
Total current liabilities	—	584,238	104,991	—	689,229
Long-term liabilities:
Long-term debt	—	2,702,028	—	—	2,702,028
Deferred income taxes	—	617,713	—	—	617,713
Other long-term liabilities	—	412,810	1,527	—	414,337
Total long-term liabilities	—	3,732,551	1,527	—	3,734,078
Total stockholders’ equity	791,212	791,212	1,860,071	(2,651,283)	791,212
Total liabilities and stockholders’ equity	$791,212	$5,108,001	$1,966,589	$(2,651,283)	$5,214,519

	Thirteen weeks ended May 3, 2014 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$976,197	$188,523	$—	$1,164,720
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	636,988	112,071	—	749,059
Selling, general and administrative expenses (excluding depreciation)	—	238,719	35,004	—	273,723
Income from credit card program	—	(12,066)	(1,156)	—	(13,222)
Depreciation expense	—	41,535	4,630	—	46,165
Amortization of intangible assets and favorable lease commitments	—	19,176	12,060	—	31,236
Other expenses	—	4,477	1,550	—	6,027
Operating earnings	—	47,368	24,364	—	71,732
Interest expense, net	—	82,222	—	—	82,222
Intercompany royalty charges (income)	—	33,733	(33,733)	—	—
Equity in loss (earnings) of subsidiaries	2,666	(58,097)	—	55,431	—
(Loss) earnings before income taxes	(2,666)	(10,490)	58,097	(55,431)	(10,490)
Income tax benefit	—	(7,824)	—	—	(7,824)
Net (loss) earnings	$(2,666)	$(2,666)	$58,097	$(55,431)	$(2,666)
Total other comprehensive earnings (loss), net of tax	588	588	—	(588)	588
Total comprehensive (loss) earnings	$(2,078)	$(2,078)	$58,097	$(56,019)	$(2,078)

	Thirteen weeks ended April 27, 2013 (Predecessor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$918,242	$180,025	$—	$1,098,267
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	557,681	105,636	—	663,317
Selling, general and administrative expenses (excluding depreciation)	—	215,007	30,923	—	245,930
Income from credit card program	—	(12,213)	(1,102)	—	(13,315)
Depreciation expense	—	30,496	3,571	—	34,067
Amortization of intangible assets and favorable lease commitments	—	8,742	2,894	—	11,636
Other expenses	—	2,746	3,607	—	6,353
Operating earnings	—	115,783	34,496	—	150,279
Interest expense, net	—	32,346	—	—	32,346
Intercompany royalty charges (income)	—	50,882	(50,882)	—	—
Equity in (earnings) loss of subsidiaries	(70,765)	(85,378)	—	156,143	—
Earnings (loss) before income taxes	70,765	117,933	85,378	(156,143)	117,933
Income tax expense	—	47,168	—	—	47,168
Net earnings (loss)	$70,765	$70,765	$85,378	$(156,143)	$70,765
Total other comprehensive (loss) earnings, net of tax	(299)	(299)	—	299	(299)
Total comprehensive earnings (loss)	$70,466	$70,466	$85,378	$(155,844)	$70,466

	Twenty-six weeks ended May 3, 2014 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,187,471	$410,042	$—	$2,597,513
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,539,205	262,866	—	1,802,071
Selling, general and administrative expenses (excluding depreciation)	—	505,110	74,512	—	579,622
Income from credit card program	—	(25,958)	(2,493)	—	(28,451)
Depreciation expense	—	82,972	9,411	—	92,383
Amortization of intangible assets and favorable lease commitments	—	38,351	24,122	—	62,473
Other expenses	—	66,582	3,613	—	70,195
Operating (loss) earnings	—	(18,791)	38,011	—	19,220
Interest expense, net	—	160,081	—	—	160,081
Intercompany royalty charges (income)	—	74,725	(74,725)	—	—
Equity in loss (earnings) of subsidiaries	81,351	(112,736)	—	31,385	—
(Loss) earnings before income taxes	(81,351)	(140,861)	112,736	(31,385)	(140,861)
Income tax benefit	—	(59,510)	—	—	(59,510)
Net (loss) earnings	$(81,351)	$(81,351)	$112,736	$(31,385)	$(81,351)
Total other comprehensive earnings (loss), net of tax	303	303	—	(303)	303
Total comprehensive (loss) earnings	$(81,048)	$(81,048)	$112,736	$(31,688)	$(81,048)

	Thirteen weeks ended November 2, 2013 (Predecessor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$926,436	$202,702	$—	$1,129,138
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	568,665	116,743	—	685,408
Selling, general and administrative expenses (excluding depreciation)	—	230,090	36,453	—	266,543
Income from credit card program	—	(13,271)	(1,382)	—	(14,653)
Depreciation expense	—	31,057	3,182	—	34,239
Amortization of intangible assets and favorable lease commitments	—	8,773	2,947	—	11,720
Other expenses	—	112,222	1,523	—	113,745
Operating (loss) earnings	—	(11,100)	43,236	—	32,136
Interest expense, net	—	37,315	—	—	37,315
Intercompany royalty charges (income)	—	32,907	(32,907)	—	—
Equity in loss (earnings) of subsidiaries	13,098	(76,143)	—	63,045	—
(Loss) earnings before income taxes	(13,098)	(5,179)	76,143	(63,045)	(5,179)
Income tax expense	—	7,919	—	—	7,919
Net (loss) earnings	$(13,098)	$(13,098)	$76,143	$(63,045)	$(13,098)
Total other comprehensive earnings (loss), net of tax	1,324	1,324	—	(1,324)	1,324
Total comprehensive (loss) earnings	$(11,774)	$(11,774)	$76,143	$(64,369)	$(11,774)

	Thirty-nine weeks ended April 27, 2013 (Predecessor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,948,810	$580,359	$—	$3,529,169
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,867,477	362,969	—	2,230,446
Selling, general and administrative expenses (excluding depreciation)	—	680,374	101,272	—	781,646
Income from credit card program	—	(36,062)	(3,467)	—	(39,529)
Depreciation expense	—	90,667	10,280	—	100,947
Amortization of intangible assets and favorable lease commitments	—	26,228	9,235	—	35,463
Other expenses	—	8,823	8,858	—	17,681
Operating earnings	—	311,303	91,212	—	402,515
Interest expense, net	—	134,762	3	—	134,765
Intercompany royalty charges (income)	—	164,516	(164,516)	—	—
Equity in (earnings) loss of subsidiaries	(160,816)	(255,725)	—	416,541	—
Earnings (loss) before income taxes	160,816	267,750	255,725	(416,541)	267,750
Income tax expense	—	106,934	—	—	106,934
Net earnings (loss)	$160,816	$160,816	$255,725	$(416,541)	$160,816
Total other comprehensive earnings (loss), net of tax	6,624	6,624	—	(6,624)	6,624
Total comprehensive earnings (loss)	$167,440	$167,440	$255,725	$(423,165)	$167,440

	Acquisition and Twenty-six weeks ended May 3, 2014 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net (loss) earnings	$(81,351)	$(81,351)	$112,736	$(31,385)	$(81,351)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expense	—	132,313	33,533	—	165,846
Loss on debt extinguishment	—	7,882	—	—	7,882
Equity in loss of foreign e-commerce retailer	—	—	3,613	—	3,613
Deferred income taxes	—	(112,754)	—	—	(112,754)
Non-cash charges related to the Acquisition	—	145,062	—	—	145,062
Other	—	834	(212)	—	622
Intercompany royalty income payable (receivable)	—	74,725	(74,725)	—	—
Equity in loss (earnings) of subsidiaries	81,351	(112,736)	—	31,385	—
Changes in operating assets and liabilities, net	—	26,123	(66,201)	—	(40,078)
Net cash provided by operating activities	—	80,098	8,744	—	88,842
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(66,515)	(9,114)	—	(75,629)
Acquisition of Neiman Marcus Group LTD LLC	—	(3,388,585)	—	—	(3,388,585)
Investment in foreign e-commerce retailer	—	—	35,000	—	35,000
Net cash (used for) provided by investing activities	—	(3,455,100)	25,886	—	(3,429,214)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Asset-Based Revolving Credit Facility	—	170,000	—	—	170,000
Borrowings under Senior Secured Term Loan Facility	—	2,950,000	—	—	2,950,000
Borrowings under Cash Pay Notes	—	960,000	—	—	960,000
Borrowings under PIK Toggle Notes	—	600,000	—	—	600,000
Repayment of borrowings	—	(2,717,828)	—	—	(2,717,828)
Debt issuance costs paid	—	(178,606)	—	—	(178,606)
Cash equity contributions	—	1,556,500	—	—	1,556,500
Net cash provided by financing activities	—	3,340,066	—	—	3,340,066
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(34,936)	34,630	—	(306)
Beginning balance	—	115,045	1,079	—	116,124
Ending balance	$—	$80,109	$35,709	$—	$115,818

	Thirteen weeks ended November 2, 2013 (Predecessor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net (loss) earnings	$(13,098)	$(13,098)	$76,143	$(63,045)	$(13,098)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expense	—	42,296	6,129	—	48,425
Equity in loss of foreign e-commerce retailer	—	—	1,523	—	1,523
Deferred income taxes	—	(6,326)	—	—	(6,326)
Other	—	5,068	(66)	—	5,002
Intercompany royalty income payable (receivable)	—	32,907	(32,907)	—	—
Equity in loss (earnings) of subsidiaries	13,098	(76,143)	—	63,045	—
Changes in operating assets and liabilities, net	—	21,469	(44,684)	—	(23,215)
Net cash provided by operating activities	—	6,173	6,138	—	12,311
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(30,051)	(5,908)	—	(35,959)
Net cash used for investing activities	—	(30,051)	(5,908)	—	(35,959)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Former Asset-Based Revolving Credit Facility	—	130,000	—	—	130,000
Repayment of borrowings	—	(126,904)	—	—	(126,904)
Net cash provided by financing activities	—	3,096	—	—	3,096
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(20,782)	230	—	(20,552)
Beginning balance	—	135,827	849	—	136,676
Ending balance	$—	$115,045	$1,079	$—	$116,124

	Thirty-nine weeks ended April 27, 2013 (Predecessor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$160,816	$160,816	$255,725	$(416,541)	$160,816
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	123,171	19,515	—	142,686
Loss on debt extinguishment	—	15,597	—	—	15,597
Equity in loss of foreign e-commerce retailer	—	—	8,858	—	8,858
Deferred income taxes	—	(15,501)	—	—	(15,501)
Other	—	4,417	(152)	—	4,265
Intercompany royalty income payable (receivable)	—	164,516	(164,516)	—	—
Equity in (earnings) loss of subsidiaries	(160,816)	(255,725)	—	416,541	—
Changes in operating assets and liabilities, net	—	15,634	(99,055)	—	(83,421)
Net cash provided by operating activities	—	212,925	20,375	—	233,300
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(92,968)	(10,595)	—	(103,563)
Investment in foreign e-commerce retailer	—	—	(10,000)	—	(10,000)
Net cash used for investing activities	—	(92,968)	(20,595)	—	(113,563)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Former Asset-Based Revolving Credit Facility	—	100,000	—	—	100,000
Borrowings under Former Senior Secured Term Loan Facility	—	500,000	—	—	500,000
Repayment of borrowings	—	(690,668)	—	—	(690,668)
Debt issuance costs paid	—	(9,763)	—	—	(9,763)
Net cash used for financing activities	—	(100,431)	—	—	(100,431)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	19,526	(220)	—	19,306
Beginning balance	—	48,308	945	—	49,253
Ending balance	$—	$67,834	$725	$—	$68,559

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

The Company is a subsidiary of NM Mariposa Holdings, Inc., a Delaware corporation (Parent), which is owned by private investment funds affiliated with Ares Management, L.P. (Ares) and Canada Pension Plan Investment Board (CPPIB, and together with Ares, the Sponsors) and certain co-investors.  The Company’s operations are conducted through its wholly owned subsidiary, The Neiman Marcus Group LLC (NMG).  The Sponsors acquired the Company in a leveraged transaction on October 25, 2013 (the Acquisition).  Prior to the Acquisition, we were owned by Newton Holding, LLC, which was controlled by investment funds affiliated with TPG Global, LLC (together with its affiliates, TPG) and Warburg Pincus LLC (together with TPG, the Former Sponsors).  The accompanying unaudited Condensed Consolidated Financial Statements are presented as “Predecessor” or “Successor” to indicate whether they relate to the period preceding the Acquisition or the period succeeding the Acquisition, respectively.  The Acquisition and the preliminary allocation of the purchase price have been recorded for accounting purposes as of November 2, 2013.

We have prepared our discussion of the results of operations for the thirty-nine weeks ended May 3, 2014 by comparing the results of operations of the Predecessor for the thirty-nine weeks ended April 27, 2013 to the combined amounts obtained by adding the operations and cash flows for the Predecessor thirteen week period ended November 2, 2013 and the Successor twenty-six week period ended May 3, 2014. Although this combined presentation does not comply with U.S. generally accepted accounting principles (GAAP), we believe that it provides a meaningful method of comparison. The combined operating results have not been prepared on a pro forma basis under applicable regulations and may not reflect the actual results we would have achieved absent the Acquisition and may not be predictive of future results of operations.

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  All references to the third quarter of fiscal year 2014 relate to the thirteen weeks ended May 3, 2014 of the Successor.  All references to the third quarter of fiscal year 2013 relate to the thirteen weeks ended April 27, 2013 of the Predecessor. All references to year-to-date fiscal 2014 relate to the combined thirty-nine weeks ended May 3, 2014. All references to year-to-date fiscal 2013 relate to the thirty-nine weeks ended April 27, 2013 of the Predecessor.

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

Fiscal Year 2014 Summary

A summary of our operating results is as follows:

•
Revenues - Our revenues for the third quarter of fiscal year 2014 were $1,164.7 million, an increase of 6.1% compared to the third quarter of fiscal year 2013. Our revenues for year-to-date fiscal 2014 were $3,726.6 million, an increase of 5.6% compared to year-to-date fiscal 2013. For Specialty Retail Stores, our sales per square foot for the last twelve trailing months were $575 as of May 3, 2014, $567 as of February 1, 2014 and $545 as of April 27, 2013.

Increases in comparable revenues were:

	Thirteen weeks ended		Thirty-nine weeks ended
	May 3, 2014	April 27, 2013	May 3, 2014	April 27, 2013
	(Successor)	(Predecessor)	(Combined)	(Predecessor)
Specialty Retail Stores	4.2%	0.7%	3.7%	2.0%
Online	11.7%	15.1%	12.7%	15.8%
Total	5.9%	3.6%	5.7%	4.8%

We believe that our customers have allocated a higher portion of their luxury spending to online retailing in recent years and that our customers' expectations of a seamless shopping experience across our in-store and online channels have increased, and we expect these trends will continue for the foreseeable future. As a result, we continue to make investments and redesign processes to enhance our shopping experience across channels consistent with our customers' shopping preferences and expectations. With the acceleration of omni-channel retailing and our past and ongoing investments in omni-channel initiatives, we believe the growth in our total comparable revenues is the best measure of our ability to grow our brands. In addition, we believe these same factors have diminished and will continue to diminish the comparability and meaningfulness of the comparable revenues and operating earnings of our reporting segments.

•
Cost of goods sold including buying and occupancy costs (excluding depreciation) (COGS) - COGS as a percentage of revenues for the third quarter and year-to-date fiscal 2014, compared to the corresponding periods of fiscal year 2013, were:

	Thirteen weeks ended		Thirty-nine weeks ended
	May 3, 2014	April 27, 2013	May 3, 2014	April 27, 2013
	(Successor)	(Predecessor)	(Combined)	(Predecessor)
COGS, as reported	64.3%	60.4%	66.7%	63.2%
COGS, before purchase accounting adjustments	61.7%	60.4%	63.2%	63.2%

As a result of purchase accounting adjustments to revalue our inventories at the Acquisition date by $129.6 million, COGS were increased by $99.0 million in the second quarter of fiscal year 2014 and by $30.6 million in the third quarter of fiscal year 2014 in connection with the sale of the acquired inventories.
Compared to the prior year, COGS before purchase accounting adjustments increased by 1.3% of revenues in the third quarter of fiscal year 2014 and was flat in year-to-date fiscal 2014. The increase in COGS before purchase accounting adjustments in the third quarter of fiscal year 2014 is primarily attributable to 1) decreased product margins due to a shift of certain markdowns into the third quarter of fiscal year 2014 and 2) higher delivery and processing net costs from our Online operation.
At May 3, 2014, on-hand inventories totaled $1,053.5 million, a 5.8% increase from April 27, 2013.  Based on our current inventory position, we will continue to closely monitor and align our inventory levels and purchases with anticipated customer demand.

•
Selling, general and administrative expenses (excluding depreciation) (SG&A) - SG&A increased by 1.1% of revenues compared to the third quarter of fiscal year 2013 and increased by 0.6% of revenues compared to year-to-date fiscal 2013.  The higher levels of SG&A expenses, as a percentage of revenues, primarily reflect 1) higher current and long-term incentive compensation requirements and 2) higher marketing and selling costs incurred primarily in support of the growth of our Online operation, partially offset by 3) the leveraging of operating expenses on higher revenues.

•	Operating earnings - Our operating earnings for the third quarter and year-to-date fiscal 2014, compared to the corresponding periods of fiscal year 2013, were:

	Thirteen weeks ended		Thirty-nine weeks ended
	May 3, 2014	April 27, 2013	May 3, 2014	April 27, 2013
(in millions)	(Successor)	(Predecessor)	(Combined)	(Predecessor)

Specialty Retail Stores	$126.4	$135.1	$379.8	$366.2
Online	40.7	46.6	128.8	124.9
Corporate expenses	(15.0)	(12.0)	(43.0)	(31.5)
Other expenses	(6.0)	(6.4)	(183.9)	(17.7)
Corporate depreciation/amortization charges	(43.8)	(13.0)	(100.8)	(39.4)
Corporate amortization of inventory step-up	(30.6)	—	(129.6)	—
Total operating earnings	$71.7	$150.3	$51.3	$402.5

Operating earnings for our Specialty Retail Stores decreased by 1.7% to 14.1% of Specialty Retail Stores revenues in the third quarter of fiscal year 2014 and remained flat at 13.3% of Specialty Retail Stores revenues in year-to-date fiscal 2014 compared to the corresponding periods of fiscal year 2013. The decrease in the third quarter of fiscal year 2014 was driven by lower product margins primarily due to a shift of certain markdowns into the third quarter of fiscal year 2014 and higher current incentive compensation requirements.

For our Online operation, operating earnings decreased by 4.2% to 15.0% of Online revenues in the third quarter of fiscal year 2014 and decreased by 1.3% to 14.8% of Online revenues in year-to-date fiscal 2014 compared to the corresponding periods of fiscal year 2013. These decreases were driven by 1) higher delivery and processing net costs attributable to the implementation of free shipping/free returns for our Neiman Marcus and Bergdorf Goodman brands on October 1, 2013 and 2) lower product margins primarily due to a shift in certain markdowns into the third quarter of fiscal year 2014.

We incurred other expenses of $6.0 million, or 0.5% of revenues, in the third quarter of fiscal year 2014 and $183.9 million, or 4.9% of revenues, in year-to-date fiscal 2014.  These expenses consisted primarily of costs incurred in connection with the Acquisition and costs incurred related to the criminal cyber-attack that occurred in the second quarter of fiscal year 2014.
Corporate depreciation and amortization charges increased in the third quarter of fiscal year 2014 due to higher asset values attributable to fair value adjustments to our assets recorded in connection with the preliminary purchase price allocation to reflect the Acquisition.

•
Liquidity - Net cash provided by our operating activities was $101.2 million in year-to-date fiscal 2014 compared to $233.3 million in year-to-date fiscal 2013.  In connection with the Acquisition, we incurred cash payments of approximately $147.2 million to fund costs and expenses incurred as a result of the Acquisition.  We held cash balances of $115.8 million at May 3, 2014 compared to $68.6 million at April 27, 2013.  At May 3, 2014, we had $45.0 million of borrowings outstanding under the Asset-Based Revolving Credit Facility, no outstanding letters of credit and $675.0 million of unused borrowing availability.

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

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net revenues for the periods indicated.

	Quarter-to-date		Year-to-date
	Thirteen weeks ended	Thirteen weeks ended	Twenty-six weeks ended	Thirteen weeks ended	Thirty-nine weeks ended	Thirty-nine weeks ended
	May 3, 2014	April 27, 2013	May 3, 2014	November 2, 2013	May 3, 2014	April 27, 2013
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Combined)	(Predecessor)

Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs (excluding depreciation)	64.3	60.4	69.4	60.7	66.7	63.2
Selling, general and administrative expenses (excluding depreciation)	23.5	22.4	22.3	23.6	22.7	22.1
Income from credit card program	(1.1)	(1.2)	(1.1)	(1.3)	(1.2)	(1.1)
Depreciation expense	4.0	3.1	3.6	3.0	3.4	2.9
Amortization of intangible assets	1.6	0.7	1.4	0.6	1.2	0.6
Amortization of favorable lease commitments	1.1	0.4	1.0	0.4	0.8	0.4
Other expenses	0.5	0.6	2.7	10.1	4.9	0.5
Operating earnings	6.2	13.7	0.7	2.8	1.4	11.4
Interest expense, net	7.1	2.9	6.2	3.3	5.3	3.8
(Loss) earnings before income taxes	(0.9)	10.7	(5.4)	(0.5)	(3.9)	7.6
Income tax (benefit) expense	(0.7)	4.3	(2.3)	0.7	(1.4)	3.0
Net (loss) earnings	(0.2)%	6.4%	(3.1)%	(1.2)%	(2.5)%	4.6%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

	Quarter-to-date		Year-to-date
	Thirteen weeks ended	Thirteen weeks ended	Twenty-six weeks ended	Thirteen weeks ended	Thirty-nine weeks ended	Thirty-nine weeks ended
	May 3, 2014	April 27, 2013	May 3, 2014	November 2, 2013	May 3, 2014	April 27, 2013
(in millions, except sales per square foot and store count)	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Combined)	(Predecessor)

REVENUES
Specialty Retail Stores	$893.7	$855.7	$1,964.4	$889.3	$2,853.7	$2,754.7
Online	271.0	242.6	633.1	239.8	872.9	774.5
Total	$1,164.7	$1,098.3	$2,597.5	$1,129.1	$3,726.6	$3,529.2

OPERATING EARNINGS
Specialty Retail Stores	$126.4	$135.1	$241.6	$138.2	$379.8	$366.2
Online	40.7	46.6	95.0	33.8	128.8	124.9
Corporate expenses	(15.0)	(12.0)	(30.0)	(13.0)	(43.0)	(31.5)
Other expenses	(6.0)	(6.4)	(70.2)	(113.7)	(183.9)	(17.7)
Corporate depreciation/amortization charges	(43.8)	(13.0)	(87.6)	(13.2)	(100.8)	(39.4)
Corporate amortization of inventory step-up	(30.6)	—	(129.6)	—	(129.6)	—
Total	$71.7	$150.3	$19.2	$32.1	$51.3	$402.5

OPERATING PROFIT MARGIN
Specialty Retail Stores	14.1%	15.8%	12.3%	15.5%	13.3%	13.3%
Online	15.0%	19.2%	15.0%	14.1%	14.8%	16.1%
Total	6.2%	13.7%	0.7%	2.8%	1.4%	11.4%

CHANGE IN COMPARABLE REVENUES (1)
Specialty Retail Stores	4.2%	0.7%	3.4%	4.5%	3.7%	2.0%
Online	11.7%	15.1%	13.6%	10.4%	12.7%	15.8%
Total	5.9%	3.6%	5.7%	5.7%	5.7%	4.8%

SALES PER SQUARE FOOT (2)
Specialty Retail Stores	$141	$133	$309	$138	$447	$424

STORE COUNT
Neiman Marcus and Bergdorf Goodman full-line stores:
Open at beginning of period	43	43	43	43	43	44
Closed during the period	—	—	—	—	—	(1)
Open at end of period	43	43	43	43	43	43
Last Call stores:
Open at beginning of period	36	35	36	36	36	33
Opened during the period	—	—	—	—	—	2
Open at end of period	36	35	36	36	36	35

NON-GAAP FINANCIAL MEASURES
EBITDA (3)	$149.1	$196.0	$174.1	$78.1	$252.2	$538.9
Adjusted EBITDA (3)	$188.1	$206.6	$378.7	$193.2	$571.9	$564.8

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

•	Delivery and processing—We generate revenues from delivery and processing charges related to certain merchandise deliveries to our customers.

Our revenues can be affected by the following factors:

•	general economic conditions;

•	changes in the level of consumer spending generally and, specifically, on luxury goods;

•	our ability to acquire goods meeting customers’ tastes and preferences;

•	changes in the level of full-price sales;

•	changes in the level and timing of promotional events conducted;

•	changes in the level of delivery and processing revenues collected from our customers;

•	our ability to successfully implement our expansion and growth strategies; and

•	the rate of growth in internet revenues.

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise.  These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor.  Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise.  These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold.  We received vendor allowances of $52.0 million, or 1.4% of revenues, in year-to-date fiscal 2014 and $52.8 million, or 1.5% of revenues, in year-to-date fiscal 2013.  The amounts of vendor allowances we receive fluctuate based on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during year-to-date fiscal 2014 and 2013.

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

Advertising costs consist primarily of 1) online marketing costs, 2) advertising costs incurred related to the production, printing and distribution of our print catalogs and the production of the photographic content for our websites and 3) print media costs for promotional materials mailed to our customers.  We receive advertising allowances from certain of our merchandise vendors.  Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media.  Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned.  Advertising allowances aggregated approximately $47.4 million, or 1.3% of revenues, in year-to-date fiscal 2014 and $51.2 million, or 1.5% of revenues, in year-to-date fiscal 2013.

We also receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendor’s merchandise.  These allowances are netted against the related compensation expense that we incur.  Amounts received from vendors related to compensation programs were $56.4 million, or 1.5% of revenues, in year-to-date fiscal 2014 and $54.0 million, or 1.5% of revenues, in year-to-date fiscal 2013.

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

Thirteen Weeks Ended May 3, 2014 Compared to Thirteen Weeks Ended April 27, 2013

Revenues.  Our revenues for the third quarter of fiscal year 2014 of $1,164.7 million increased by $66.4 million, or 6.1%, from $1,098.3 million in the third quarter of fiscal year 2013. Comparable revenues for the third quarter of fiscal year 2014 were $1,163.1 million compared to $1,098.3 million in the third quarter of fiscal year 2013, representing an increase of 5.9%.  Comparable revenues increased in the third quarter of fiscal year 2014 by 4.2% for Specialty Retail Stores and 11.7% for Online. New stores generated revenues of $1.6 million in the third quarter of fiscal year 2014.

Cost of goods sold including buying and occupancy costs (excluding depreciation). COGS for the third quarter of fiscal year 2014 were 64.3% of revenues compared to 60.4% of revenues for the third quarter of fiscal year 2013. COGS is further analyzed as follows:

	Thirteen weeks ended
	May 3, 2014 (Successor)		April 27, 2013 (Predecessor)
(in millions, except percentages)	$	% of revenues	$	% of revenues

COGS, as reported	$749.1	64.3%	$663.3	60.4%
Less: amortization of inventory step-up	(30.6)	(2.6)	—	—
COGS, before purchase accounting adjustments	$718.5	61.7%	$663.3	60.4%

In connection with purchase accounting, we valued the acquired inventories to their estimated fair value at the Acquisition date, which resulted in an increase in the carrying value of the acquired inventories by $129.6 million. As the acquired inventories were sold, they were charged to COGS at their Acquisition date fair values. COGS were increased by $30.6 million in the third quarter of fiscal year 2014 as a result of the sale of a portion of our acquired inventories, which resulted in the increase of COGS as a percentage of revenues by 2.6%.

COGS before purchase accounting adjustments increased to 61.7% of revenues in the third quarter of fiscal year 2014 from 60.4% of revenues in the prior year fiscal period. The increase in COGS before purchase accounting adjustments of 1.3% of revenues was primarily due to:

•
lower product margins of approximately 0.7% of revenues primarily due to higher markdowns. Due to the shift in the calendar resulting from the inclusion of the 53rd week in our fiscal year 2013, certain markdowns aggregating approximately $15 million, or 1.3% of revenues, were taken in connection with routine promotional events late in April and are included in our operating results for the third quarter of fiscal year 2014 (which ended May 3, 2014). These promotional events occurred in the fourth quarter of fiscal year 2013 (which started on April 28, 2013); and

•
higher delivery and processing net costs of approximately 0.6% of revenues as a result of lower shipping and handling revenues collected from our customers. On October 1, 2013, we implemented free shipping/free returns for our Neiman Marcus and Bergdorf Goodman brands.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses as a percentage of revenues increased to 23.5% of revenues in the third quarter of fiscal year 2014 compared to 22.4% of revenues in the prior year fiscal period.  The net increase in SG&A expenses by 1.1% of revenues in the third quarter of fiscal year 2014 was primarily due to:

•	higher current and long-term incentive compensation requirements of approximately 0.4% of revenues; and

•	higher marketing and selling costs of approximately 0.6% of revenues primarily incurred in support of the growth of our Online operation.
Income from credit card program.  Income from our credit card program was $13.2 million, or 1.1% of revenues, in the third quarter of fiscal year 2014 compared to $13.3 million, or 1.2% of revenues, in the third quarter of fiscal year 2013.

Depreciation and amortization expenses.  Depreciation expense was $46.2 million, or 4.0% of revenues, in the third quarter of fiscal year 2014 compared to $34.1 million, or 3.1% of revenues, in the third quarter of fiscal year 2013. Amortization of intangible assets (primarily customer lists and favorable lease commitments) aggregated $31.2 million, or 2.7% of revenues, in the third quarter of fiscal year 2014 compared to $11.6 million, or 1.1% of revenues, in the third quarter of fiscal year 2013. The increases in depreciation and amortization expenses by 2.5% of revenues in the third quarter of fiscal year 2014 were due to higher asset values attributable to fair value adjustments to our assets recorded in connection with the preliminary purchase price allocation to reflect the Acquisition.

Other expenses.  Other expenses for the third quarter of fiscal year 2014 aggregated $6.0 million, or 0.5% of revenues, compared to $6.4 million, or 0.6% of revenues, in the third quarter of fiscal year 2013.  Other expenses in the third quarter of fiscal year 2014 include costs incurred related to the investigation of a criminal cyber-attack on our systems, including legal fees, investigative fees, costs of communications with customers and credit monitoring services provided to customers. We expect to incur additional costs to investigate and remediate the cyber-attack in the foreseeable future. Such costs are not currently estimable but could be material to our future operating results.

Operating earnings.  In the third quarter of fiscal year 2014, we generated operating earnings of $71.7 million, or 6.2% of revenues, compared to $150.3 million, or 13.7% of revenues, in the third quarter of fiscal year 2013. An analysis of our operating earnings is as follows:

	Thirteen weeks ended
	May 3, 2014	April 27, 2013
(in millions)	(Successor)	(Predecessor)

Specialty Retail Stores (1)	$126.4	$135.1
Online (1)	40.7	46.6
Corporate expenses	(15.0)	(12.0)
Other expenses	(6.0)	(6.4)
Corporate depreciation/amortization charges	(43.8)	(13.0)
Corporate amortization of inventory step-up	(30.6)	—
Total operating earnings	$71.7	$150.3

(1) Segment operating earnings for our Specialty Retail Stores and Online segments do not reflect the impact of adjustments related to the application of purchase accounting including depreciation/amortization of long-term assets and amortization of inventory step-up.

Operating earnings for our Specialty Retail Stores segment were $126.4 million, or 14.1% of Specialty Retail Stores revenues, for the third quarter of fiscal year 2014 compared to $135.1 million, or 15.8% of Specialty Retail Stores revenues, for the prior year fiscal period. The decrease in operating margin as a percentage of revenues for our Specialty Retail Stores segment was primarily due to:

•	lower product margins primarily due to a shift in certain April markdowns from the fourth quarter of fiscal year 2013 to the third quarter of fiscal year 2014; and

•	higher current incentive compensation requirements.

Operating earnings for our Online segment were $40.7 million, or 15.0% of Online revenues, in the third quarter of fiscal year 2014 compared to $46.6 million, or 19.2% of Online revenues, for the prior year fiscal period. The decrease in operating margin as a percentage of revenues for our Online segment was primarily the result of:

•
higher delivery and processing net costs as a result of our implementation of free shipping/free returns for our Neiman Marcus and Bergdorf Goodman brands on October 1, 2013 and the resulting lower shipping and handling revenues collected from our customers;

•	lower product margins primarily due to a shift in certain April markdowns from the fourth quarter of fiscal year 2013 to the third quarter of fiscal year 2014; and

•	higher marketing and selling costs primarily incurred in support of the growth of our Online operation.
Corporate expenses, which are included in SG&A expenses, were $15.0 million in the third quarter of fiscal year 2014 compared to $12.0 million in the third quarter of fiscal year 2013. The increase in corporate expenses relates primarily to 1) favorable non-recurring adjustments recorded in the third quarter of fiscal year 2013 related to our current and long-term incentive compensation plans and 2) a higher level of spending in the current year related to the continued investment in and expansion of our omni-channel capabilities.

Corporate depreciation/amortization charges, which are included in depreciation and amortization expenses, represent 1) the depreciation on the step-up in the carrying values of our property and equipment recorded in connection with purchase accounting and 2) the amortization of finite-lived intangible assets, primarily customer lists and favorable lease commitments, established in connection with purchase accounting. The increase in these charges from $13.0 million in the third quarter of fiscal year 2013 to $43.8 million in the third quarter of fiscal year 2014, as well as the $30.6 million amortization of inventory step-up recorded as a component of COGS in the third quarter of fiscal year 2014, are attributable to fair value adjustments to our assets recorded in connection with the preliminary purchase price allocation to reflect the Acquisition.
Interest expense.  Net interest expense was $82.2 million, or 7.1% of revenues, in the third quarter of fiscal year 2014 and $32.3 million, or 2.9% of revenues, for the prior year fiscal period, reflecting the higher level of indebtedness incurred in connection with the Acquisition. The significant components of interest expense are as follows:

	Thirteen weeks ended
	May 3, 2014	April 27, 2013
(in thousands)	(Successor)	(Predecessor)

Asset-Based Revolving Credit Facility	$33	$—
Senior Secured Term Loan Facility	34,003	—
Cash Pay Notes	18,986	—
PIK Toggle Notes	12,979	—
2028 Debentures	2,227	2,227
Former Asset-Based Revolving Credit Facility	—	101
Former Senior Secured Term Loan Facility	—	26,804
Amortization of debt issue costs	5,845	2,128
Other, net	570	1,155
Capitalized interest	(303)	(69)
	$74,340	$32,346
Loss on debt extinguishment	7,882	—
Interest expense, net	$82,222	$32,346

In connection with the Repricing Amendment in the third quarter of fiscal year 2014, we incurred a loss on debt extinguishment of $7.9 million, which primarily consisted of the write-off of debt issuance costs incurred in connection with the initial issuance of the Senior Secured Term Loan Facility allocable to lenders that no longer participate in the Senior Secured Term Loan Facility subsequent to the repricing.

Income tax (benefit) expense.  Our effective income tax rate was 74.6% on the loss for the third quarter of fiscal year 2014 and 40.0% on earnings for the third quarter of fiscal year 2013. Our effective income tax rates exceeded the federal statutory tax rate primarily due to:

•	non-deductible transaction costs;

•	state income taxes; and

•	the lack of a U.S. tax benefit related to the losses from our investment in a foreign e-commerce retailer.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  The Internal Revenue Service (IRS) is currently auditing our fiscal year 2010, 2011 and 2012 federal income tax returns.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2009.  We believe our recorded tax liabilities as of May 3, 2014 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

Thirty-nine Weeks Ended May 3, 2014 Compared to Thirty-nine Weeks Ended April 27, 2013

Revenues.  Our revenues for year-to-date fiscal 2014 of $3,726.6 million increased by $197.4 million, or 5.6%, from $3,529.2 million in year-to-date fiscal 2013.  Comparable revenues for the thirty-nine weeks ended May 3, 2014 were $3,717.6 million compared to $3,517.4 million in year-to-date fiscal 2013, representing an increase of 5.7%. New stores generated revenues of $9.0 million in year-to-date fiscal 2014. Changes in comparable revenues, by quarter and by reportable segment, were:

	Fiscal year 2014			Fiscal year 2013
	Specialty Retail Stores	Online	Total	Specialty Retail Stores	Online	Total
First fiscal quarter	4.5%	10.4%	5.7%	3.5%	13.5%	5.4%
Second fiscal quarter	2.6%	15.1%	5.5%	2.0%	17.9%	5.3%
Third fiscal quarter	4.2%	11.7%	5.9%	0.7%	15.1%	3.6%
Year-to-date	3.7%	12.7%	5.7%	2.0%	15.8%	4.8%

Cost of goods sold including buying and occupancy costs (excluding depreciation). COGS for year-to-date fiscal 2014 were 66.7% of revenues compared to 63.2% of revenues for year-to-date fiscal 2013. COGS is further analyzed as follows:

	Thirty-nine weeks ended
	May 3, 2014 (Combined)		April 27, 2013 (Predecessor)
(in millions, except percentages)	$	% of revenues	$	% of revenues

COGS, as reported	$2,487.5	66.7%	$2,230.4	63.2%
Less: amortization of inventory step-up	(129.6)	(3.5)	—	—
COGS, before purchase accounting adjustments	$2,357.9	63.2%	$2,230.4	63.2%

In connection with purchase accounting, we valued the acquired inventories to their estimated fair value at the Acquisition date, which resulted in an increase in the carrying value of the acquired inventories by $129.6 million. As the acquired inventories were sold, they were charged to COGS at their Acquisition date fair values. COGS were increased by $129.6 million in year-to-date fiscal 2014 as a result of the sale of our acquired inventories, which resulted in the increase of COGS as a percentage of revenues by 3.5%.

COGS before purchase accounting adjustments were 63.2% of revenues in both year-to-date fiscal 2014 and year-to-date fiscal 2013 periods. COGS before purchase accounting adjustments was comparable to the prior year fiscal period primarily due to:

•
increased product margins of approximately 0.2% of revenues primarily due to lower markdowns and promotional costs, partially offset by a shift of certain markdowns aggregating approximately $15 million, or 0.4% of revenues, into the third quarter of fiscal year 2014; and

•	the leveraging of buying and occupancy costs by 0.2% of revenues on higher revenues; offset by

•
higher delivery and processing net costs of approximately 0.4% of revenues as a result of lower shipping and handling revenues collected from our customers.  On October 1, 2013, we implemented free shipping/free returns for our Neiman Marcus and Bergdorf Goodman brands.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses as a percentage of revenues increased to 22.7% of revenues in year-to-date fiscal 2014 compared to 22.1% of revenues in the prior year fiscal period.  The net increase in SG&A expenses by 0.6% of revenues in year-to-date fiscal 2014 was primarily due to:

•	higher current and long-term incentive compensation requirements of approximately 0.4% of revenues;

•	higher marketing and selling costs of approximately 0.4% of revenues primarily incurred in support of the growth of our Online operation; partially offset by

•	favorable payroll and other costs of approximately 0.3% of revenues primarily due to the leveraging of these expenses on higher revenues.

Income from credit card program.  Income from our credit card program was $43.1 million, or 1.2% of revenues, in year-to-date fiscal 2014 compared to $39.5 million, or 1.1% of revenues, in year-to-date fiscal 2013.

Depreciation and amortization expenses.  Depreciation expense was $126.6 million, or 3.4% of revenues, in year-to-date fiscal 2014 compared to $100.9 million, or 2.9% of revenues, in year-to-date fiscal 2013. Amortization of intangible assets (primarily customer lists and favorable lease commitments) aggregated $74.2 million, or 2.0% of revenues, in year-to-date fiscal 2014 compared to $35.5 million, or 1.0% of revenues, in year-to-date fiscal 2013. The increases in depreciation and amortization expenses by 1.5% of revenues in year-to-date fiscal 2014 were due to higher asset values attributable to fair value adjustments to our assets recorded in connection with the preliminary purchase price allocation to reflect the Acquisition.

Other expenses.  Other expenses for year-to-date fiscal 2014 aggregated $183.9 million, or 4.9% of revenues, compared to $17.7 million, or 0.5% of revenues, in year-to-date fiscal 2013.  The increase in other expenses in year-to-date fiscal 2014 was primarily due to $162.6 million in transaction costs related to the Acquisition. In addition, we incurred approximately $8.6 million of expenses in year-to-date fiscal 2014 for costs related to the investigation of a criminal cyber-attack on our systems, including legal fees, investigative fees, costs of communications with customers and credit monitoring services provided to customers. We expect to incur additional costs to investigate and remediate the cyber-attack in the foreseeable future. Such costs are not currently estimable but could be material to our future operating results.

Operating earnings.  In year-to-date fiscal 2014, we generated operating earnings of $51.3 million, or 1.4% of revenues, compared to operating earnings of $402.5 million, or 11.4% of revenues, in year-to-date fiscal 2013. An analysis of our operating earnings is as follows:

	Thirty-nine weeks ended
	May 3, 2014	April 27, 2013
(in millions)	(Combined)	(Predecessor)

Specialty Retail Stores (1)	$379.8	$366.2
Online (1)	128.8	124.9
Corporate expenses	(43.0)	(31.5)
Other expenses	(183.9)	(17.7)
Corporate depreciation/amortization charges	(100.8)	(39.4)
Corporate amortization of inventory step-up	(129.6)	—
Total operating earnings	$51.3	$402.5

(1) Segment operating earnings for our Specialty Retail Stores and Online segments do not reflect the impact of adjustments related to the application of purchase accounting including depreciation/amortization of long-term assets and amortization of inventory step-up.

Operating earnings for our Specialty Retail Stores segment were $379.8 million, or 13.3% of Specialty Retail Stores revenues, for year-to-date fiscal 2014 compared to $366.2 million, or 13.3% of Specialty Retail Stores revenues, for the prior year fiscal period.  Operating margin as a percentage of revenues for our Specialty Retail Stores segment was comparable to the prior year fiscal period primarily due to:

•	leveraging of buying and occupancy costs on the higher level of revenues; and

•	higher credit card income; partially offset by

•	higher current incentive compensation requirements.

Operating earnings for our Online segment were $128.8 million, or 14.8% of Online revenues, in year-to-date fiscal 2014 compared to $124.9 million, or 16.1% of Online revenues, for the prior year fiscal period.  The decrease in operating margin as a percentage of revenues for our Online segment was primarily the result of:

•
higher delivery and processing net costs as a result of our implementation of free shipping/free returns for our Neiman Marcus and Bergdorf Goodman brands on October 1, 2013 and the resulting lower shipping and handling revenues collected from our customers; partially offset by

•	leveraging of buying and occupancy costs and SG&A expenses, net of marketing and selling costs primarily incurred in support of the growth of our Online operation, on the higher level of revenues.
Corporate expenses, which are included in SG&A expenses, were $43.0 million in year-to-date fiscal 2014 compared to $31.5 million in year-to-date fiscal 2013. The increase in corporate expenses relates primarily to 1) favorable adjustments recorded in year-to-date fiscal 2013 related to our current and long-term incentive compensation plans and 2) a higher level of spending in the current year related to the continued investment in and expansion of our omni-channel capabilities.
Corporate depreciation/amortization charges, which are included in depreciation and amortization expenses, represent 1) the depreciation on the step-up in the carrying values of our property and equipment recorded in connection with purchase accounting and 2) the amortization of finite-lived intangible assets, primarily customer lists and favorable lease commitments, established in connection with purchase accounting. The increase in these charges from $39.4 million in year-to-date fiscal 2013 to $100.8 million in year-to-date fiscal 2014, as well as the $129.6 million amortization of inventory step-up recorded as a component of COGS in year-to-date fiscal 2014, are attributable to fair value adjustments to our assets recorded in connection with the preliminary purchase price allocation to reflect the Acquisition.
Interest expense.  Net interest expense was $197.4 million, or 5.3% of revenues, in year-to-date fiscal 2014 and $134.8 million, or 3.8% of revenues, for the prior year fiscal period, reflecting the higher level of indebtedness incurred in connection with the Acquisition.  The significant components of interest expense are as follows:

	Thirty-nine weeks ended
	May 3, 2014	April 27, 2013
(in thousands)	(Combined)	(Predecessor)

Asset-Based Revolving Credit Facility	$366	$—
Senior Secured Term Loan Facility	74,973	—
Cash Pay Notes	41,173	—
PIK Toggle Notes	28,146	—
2028 Debentures	6,680	6,680
Former Asset-Based Revolving Credit Facility	477	1,363
Former Senior Secured Term Loan Facility	22,521	80,034
Senior Subordinated Notes	—	19,031
Amortization of debt issue costs	13,456	6,276
Other, net	2,428	5,911
Capitalized interest	(706)	(127)
	$189,514	$119,168
Loss on debt extinguishment	7,882	15,597
Interest expense, net	$197,396	$134,765

In connection with the Repricing Amendment in year-to-date fiscal 2014, we incurred a loss on debt extinguishment of $7.9 million, which primarily consisted of the write-off of debt issuance costs incurred in connection with the initial issuance of the Senior Secured Term Loan Facility allocable to lenders that no longer participate in the Senior Secured Term Loan Facility subsequent to the repricing.

In connection with the retirement of the Senior Subordinated Notes in year-to-date fiscal 2013, we incurred a loss on debt extinguishment of $15.6 million, which included 1) costs of $10.7 million related to the tender for and redemption of the Senior Subordinated Notes and 2) the write-off of $4.9 million of debt issuance costs related to the initial issuance of the Senior Subordinated Notes.

Income tax expense.  Our effective income tax rate was 152.9% on the loss for the first quarter of fiscal year 2014 and 42.2% on the loss for the twenty-six weeks ended May 3, 2014. Such rates exceeded the federal statutory tax rate primarily due to:

•	non-deductible transaction costs;

•	state income taxes; and

•	the lack of a U.S. tax benefit related to the losses from our investment in a foreign e-commerce retailer.

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

The following table reconciles net (loss) earnings as reflected in our Condensed Consolidated Statements of Operations prepared in accordance with GAAP to EBITDA and Adjusted EBITDA:

	Quarter-to-date		Year-to-date
	Thirteen weeks ended	Thirteen weeks ended	Twenty-six weeks ended	Thirteen weeks ended	Thirty-nine weeks ended	Thirty-nine weeks ended
	May 3, 2014	April 27, 2013	May 3, 2014	November 2, 2013	May 3, 2014	April 27, 2013
(dollars in millions)	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Combined)	(Predecessor)

Net (loss) earnings	$(2.7)	$70.8	$(81.4)	$(13.1)	$(94.5)	$160.8
Income tax (benefit) expense	(7.8)	47.2	(59.5)	8.0	(51.5)	106.9
Interest expense, net	82.2	32.3	160.1	37.3	197.4	134.8
Depreciation expense	46.2	34.1	92.4	34.2	126.6	100.9
Amortization of intangible assets and favorable lease commitments	31.2	11.6	62.5	11.7	74.2	35.5
EBITDA	$149.1	$196.0	$174.1	$78.1	$252.2	$538.9
EBITDA as a percentage of revenues	12.8%	17.8%	6.7%	6.9%	6.8%	15.3%
Other expenses	6.0	6.4	70.2	113.7	183.9	17.7
Amortization of inventory step-up	30.6	—	129.6	—	129.6	—
Non-cash stock-based compensation expense	2.4	2.6	4.8	2.5	7.3	7.1
Other historical income which will not be generated subsequent to the Acquisition	—	(0.5)	—	(1.1)	(1.1)	(1.3)
Advisory and other fees	—	2.1	—	—	—	2.4
Adjusted EBITDA	$188.1	$206.6	$378.7	$193.2	$571.9	$564.8
Adjusted EBITDA as a percentage of revenues	16.2%	18.8%	14.6%	17.1%	15.3%	16.0%

LIQUIDITY AND CAPITAL RESOURCES

Our cash requirements consist principally of:

•	the funding of our merchandise purchases;

•	debt service requirements;

•	capital expenditures for expansion and growth strategies, including new store construction, store renovations, omni-channel capabilities and upgrades of our management information systems;

•	income tax payments; and

•	obligations related to our defined benefit pension plan (Pension Plan).

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

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of inventories.  We have typically financed our cash requirements with available cash balances, cash flows from operations and, if necessary, with cash provided from borrowings under our Asset-Based Revolving Credit Facility.  We have $45.0 million of outstanding borrowings under our Asset-Based Revolving Credit Facility at May 3, 2014.

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

Cash provided by our operating activities was $101.2 million in year-to-date fiscal 2014 compared to $233.3 million in year-to-date fiscal 2013.  The decrease in cash provided by our operating earnings is primarily attributable to costs incurred in connection with the Acquisition partially offset by higher levels of cash generated from operating activities. In connection with the Acquisition, we incurred cash payments of approximately $147.2 million to fund costs and expenses incurred as a result of the Acquisition.  We held cash balances of $115.8 million at May 3, 2014 compared to $68.6 million at April 27, 2013.

Net cash used for investing activities was $3,465.2 million in year-to-date fiscal 2014 and $113.6 million in year-to-date fiscal 2013.  The increase in net cash used for investing activities was primarily due to the Acquisition.  Capital expenditures were $111.6 million in year-to-date fiscal 2014 and $103.6 million in year-to-date fiscal 2013. Currently, we project gross capital expenditures for fiscal year 2014 to be approximately $165 to $175 million.  Net of developer contributions, capital expenditures for fiscal year 2014 are projected to be approximately $155 to $165 million.

Net cash provided by financing activities was $3,343.2 million in year-to-date fiscal 2014 compared to net cash used of $100.4 million in year-to-date fiscal 2013.  Proceeds from debt incurred in connection with the Acquisition, net of debt issuance costs, aggregated $4,437.6 million and cash equity contributions received in connection with the Acquisition aggregated $1,556.5 million.  Also in connection with the Acquisition, we repaid outstanding borrowings under our Former Asset-Based Revolving Credit Facility and Former Senior Secured Term Loan Facility.

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

Financing Structure at May 3, 2014

Our major sources of funds are comprised of vendor payment terms, the $800.0 million Asset-Based Revolving Credit Facility, the $2,935.3 million Senior Secured Term Loan Facility, $960.0 million Cash Pay Notes, $600.0 million PIK Toggle Notes, $125.0 million 2028 Debentures and operating leases.

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

Asset-Based Revolving Credit Facility.  At May 3, 2014, we have an Asset-Based Revolving Credit Facility providing for a maximum committed borrowing capacity of $800.0 million.  The Asset-Based Revolving Credit Facility matures on October 25, 2018.  On May 3, 2014, we had $45.0 million of borrowings outstanding under this facility, no outstanding letters of credit and $675.0 million of unused borrowing availability.

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

Senior Secured Term Loan Facility.  At May 3, 2014, the outstanding balance under the Senior Secured Term Loan Facility was $2,935.3 million.  The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

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

Interest Rate Caps.  At May 3, 2014, we had outstanding floating rate debt obligations of $2,980.3 million.  We have entered into interest rate cap agreements which cap LIBOR at 2.50% for an aggregate notional amount of $1,000.0 million from December 2012 through December 2014 and at 3.00% for an aggregate notional amount of $1,400.0 million from December 2014 through December 2016 in order to hedge the variability of our cash flows related to a portion of our floating rate indebtedness.  In the event LIBOR is less than the capped rate, NMG will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than the capped rate, NMG will pay interest at the capped rate.

Contractual Obligations and Commitments

The following table summarizes our estimated significant contractual cash obligations related to our long-term debt at May 3, 2014:

	Payments Due by Period
		May 4, 2014				Fiscal Year
		through	Fiscal Year	Fiscal Years	Fiscal Years	2020 and
(in thousands)	Total	August 2, 2014	2015	2016-2017	2018-2019	Beyond
Contractual obligations:
Asset-Based Revolving Credit Facility	$45,000	$—	$—	$—	$45,000	$—
Senior Secured Term Loan Facility (1)	2,935,268	7,357	29,426	58,853	58,853	2,780,779
Cash Pay Notes	960,000	—	—	—	—	960,000
PIK Toggle Notes	600,000	—	—	—	—	600,000
2028 Debentures	125,000	—	—	—	—	125,000
Interest requirements (2)	2,103,700	65,900	262,800	549,200	623,700	602,100
	$6,768,968	$73,257	$292,226	$608,053	$727,553	$5,067,879

(1)          The above table does not reflect voluntary prepayments or future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

(2)          The cash obligations for interest requirements reflect (a) interest requirements on our fixed-rate debt obligations at their contractual rates, with interest paid entirely in cash with respect to the PIK Toggle Notes, and (b) interest requirements on floating rate debt obligations at rates in effect at May 3, 2014. Borrowings pursuant to the Senior Secured Term Loan Facility bear interest at floating rates, primarily based on LIBOR, but in no event less than a floor rate of 1.00%, plus applicable margins. As a consequence of the LIBOR floor rate, we estimate that a 1% increase in LIBOR would not significantly impact our annual interest requirements during fiscal year 2014.

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

•
other risks, uncertainties and factors set forth in 1) Part I — Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 3, 2013 as filed with the Securities and Exchange Commission on September 25, 2013, 2) Part II — Item 1A "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended November 2, 2013 as filed with the Securities and Exchange Commission on December 17, 2013 and 3) Part II — Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended February 1, 2014 as filed with the Securities and Exchange Commission on March 11, 2014.

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

Purchase Accounting.  We have accounted for the Acquisition in accordance with the provisions of Accounting Standards Codification Topic 805, Business Combinations, whereby the purchase price paid to effect the Acquisition is allocated to state the acquired assets and liabilities at fair value.  The Acquisition and the preliminary allocation of the purchase price have been recorded for accounting purposes as of November 2, 2013.  In connection with the preliminary purchase price allocation, we have made estimates of the fair values of our long-lived and intangible assets based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information, and in some cases, preliminary valuation results from independent valuation specialists.  As of May 3, 2014, we have recorded preliminary purchase accounting adjustments to increase the carrying value of our property and equipment and inventory, to revalue intangible assets for our tradenames, customer lists and favorable lease commitments and to revalue our long-term benefit plan obligations, among other things.  This allocation of the purchase price is preliminary and subject to finalization of independent appraisals.  Further revisions to the purchase price allocation will be made as additional information becomes available and such revisions could be material.

Recent Accounting Pronouncements.  In July 2012, the Financial Accounting Standards Board (FASB) issued guidance to reduce the complexity and costs associated with interim and annual indefinite-lived intangible assets impairment tests.  This guidance allows an entity the option to make a qualitative evaluation about the likelihood of impairment to determine whether it should calculate the fair value of the indefinite-lived intangible assets.  While we adopted this guidance during the first quarter of fiscal year 2014, no impairment tests were required in year-to-date fiscal 2014.  We will perform our annual impairment tests in the fourth quarter of fiscal year 2014 and do not expect this guidance to have a material impact on our Condensed Consolidated Financial Statements.

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

In May 2014, the FASB issued guidance to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, which is effective for us as of the first quarter of fiscal year 2018. We do not expect that the implementation of this standard will have a material impact on our Condensed Consolidated Financial Statements.

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

ITEM 4.  CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of May 3, 2014, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis and within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b. Changes in Internal Control over Financial Reporting.

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems.  No change occurred in our internal controls over financial reporting during the quarter ended May 3, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

The information contained under the subheadings "Employment Class Actions Litigation" and “Consumer Class Actions Litigation” in Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 is incorporated herein by reference as if fully restated herein.  Note 14 contains forward-looking statements that are subject to the risks and uncertainties discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters — Factors That May Affect Future Results.”

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors described in 1) Part I — Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 3, 2013 as filed with the Securities and Exchange Commission on September 25, 2013, 2) Part II — Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended November 2, 2013 as filed with the Securities and Exchange Commission on December 17, 2013 or 3) Part II — Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended February 1, 2014 as filed with the Securities and Exchange Commission on March 11, 2014. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

10.1
Refinancing Amendment, dated March 13, 2014, among the Company as Borrower, Mariposa Intermediate Holdings LLC, Credit Suisse AG, Cayman Island Branch as Administrative Agent and the banks and other financial institutions party thereto as lenders.
Incorporated herein by reference to the Company's Current Report on Form 8-K filed on March 13, 2014.

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

NEIMAN MARCUS GROUP LTD LLC
(Registrant)

Signature	Title	Date

/s/ T. Dale Stapleton	Senior Vice President	June 11, 2014
T. Dale Stapleton	and Chief Accounting Officer
(on behalf of the registrant and
as principal accounting officer)