Form 10-K
period 2014-08-02
Neiman Marcus Group LTD LLC
filed 2014-09-26
CIK 1358651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 2, 2014

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

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒  No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒
(Note: The registrant is a voluntary filer and not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. Although not subject to these filing requirements, the registrant has filed all reports that would have been required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months had the registrant been subject to such requirements.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The registrant is privately held. There is no trading in the registrant's membership units and therefore an aggregate market value based on the registrant's membership units is not determinable.

NEIMAN MARCUS GROUP LTD LLC
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED AUGUST 2, 2014

PART I

ITEM 1.     BUSINESS

Business Overview

We are one of the largest luxury, multi-branded, omni-channel fashion retailers in the world. We offer distinctive merchandise to a highly loyal and affluent customer base. With a history of over 100 years in retailing, the Neiman Marcus and Bergdorf Goodman brands are recognized as synonymous with fashion, luxury and style. We have established ourselves as a leading fashion authority among luxury consumers and are a premier retail partner for many of the world’s most exclusive designers. In fiscal year 2014, we generated revenues of $4.8 billion, which was an increase of 4.1% from fiscal year 2013, operating earnings of $41.0 million, or 0.8% of revenues, and Adjusted EBITDA of $677.6 million, or 14.0% of revenues. For an explanation of Adjusted EBITDA as a measure of our operating performance and a reconciliation to net (loss) earnings, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measure — EBITDA and Adjusted EBITDA."

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

We currently operate 41 Neiman Marcus full-line stores in prime retail locations in major U.S. markets, including U.S. gateway cities that draw customers from all over the world. In addition, we operate two Bergdorf Goodman stores in landmark locations on Fifth Avenue in New York City. Neiman Marcus and Bergdorf Goodman cater to a highly affluent customer, offering distinctive luxury women’s and men’s apparel and accessories, handbags, cosmetics, shoes and designer and precious jewelry. In addition, we operate 38 off-price, smaller format stores under the brand Last Call® catering to an aspirational, price-sensitive yet fashion-minded customer. We also operate six smaller format stores under the brand CUSP® catering to a younger customer focused on contemporary fashion.

We complement our in-store operations with direct-to-consumer sales through our Online business, which currently generates annual revenues of over $1.1 billion, primarily through our e-commerce websites under the brands Neiman Marcus®, Bergdorf Goodman®, Last Call®, CUSP® and Horchow®. Our well-established, online operation expands the reach of our brands beyond the trading area of our U.S. retail stores. In addition, we have taken recent steps to globalize our Neiman Marcus brand. In 2012, we launched international shipping to over 100 countries, including Canada, Japan, Australia, Russia and several countries in the Middle East. Almost 40% of our online Neiman Marcus customers for fiscal year 2014 were located outside of the trade areas of our existing full-line store locations. We also use our online operations as selling and marketing tools to increase the visibility and exposure of our brands and generate customer traffic within our retail stores.

The Acquisition

On April 22, 2005, the Company (formerly Neiman Marcus Group LTD Inc. and Neiman Marcus, Inc.) was formed and incorporated in the state of Delaware by investment funds affiliated with TPG Global, LLC (together with its affiliates, TPG) and Warburg Pincus LLC (together with TPG, the Former Sponsors) for purposes of acquiring NMG (as defined below) on October 6, 2005. From such date until the Acquisition (as defined below) by our Sponsors (as defined below), the Company was a subsidiary of Newton Holding, LLC.

On October 25, 2013, the Company merged with and into Mariposa Merger Sub LLC (Mariposa) pursuant to an Agreement and Plan of Merger, dated September 9, 2013, by and among NM Mariposa Holdings, Inc. (Parent), Mariposa and the Company, with the Company surviving the merger (the Acquisition). As a result of the Acquisition and Conversion (as defined below), the Company is now a direct subsidiary of Mariposa Intermediate Holdings LLC (Holdings), which in turn is a direct subsidiary of Parent. Parent is owned by private investments funds affiliated with Ares Management, L.P. (Ares) and Canada Pension Plan Investment Board (CPPIB, and together with Ares, the Sponsors) and certain co-investors. On October 28, 2013, the Company and NMG each converted from a Delaware corporation to a Delaware limited liability company (the Conversion).

The Company's operations are conducted through its wholly owned subsidiary, The Neiman Marcus Group LLC (formerly The Neiman Marcus Group, Inc.) (NMG).

The Acquisition was financed by:

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

The accompanying Consolidated Financial Statements are presented as "Predecessor" or "Successor" to indicate whether they relate to the period preceding the Acquisition or the period succeeding the Acquisition, respectively. The Acquisition and the allocation of the purchase price have been recorded for accounting purposes as of November 2, 2013, the end of our first quarter of fiscal year 2014. All significant intercompany accounts and transactions have been eliminated.

We have prepared our discussion of the results of operations for the fiscal year ended August 2, 2014 by comparing the results of operations of the Predecessor for the fiscal year ended August 3, 2013 to the combined amounts obtained by adding the operations and cash flows for the Predecessor thirteen week period ended November 2, 2013 and the Successor thirty-nine week period ended August 2, 2014. Although this combined presentation does not comply with U.S. generally accepted accounting principles (GAAP), we believe that it provides a meaningful method of comparison. The combined operating results have not been prepared on a pro forma basis under applicable regulations and may not reflect the actual results we would have achieved absent the Acquisition and may not be predictive of future results of operations.

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  This resulted in an extra week in fiscal year 2013 (the 53rd week). All references to fiscal year 2014 relate to the combined fifty-two weeks ended August 2, 2014 (calculated as described in the paragraph above). All references to fiscal year 2013 relate to the fifty-three weeks ended August 3, 2013 and all references to fiscal year 2012 relate to the fifty-two weeks ended July 28, 2012.  References to fiscal year 2015 and years thereafter relate to our fiscal years for such periods.

In connection with the Acquisition, we incurred significant indebtedness and became highly leveraged. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." In addition, the purchase price paid in connection with the Acquisition has been allocated to state the acquired assets and liabilities at fair value. The purchase accounting adjustments increased the carrying value of our property and equipment and inventory, revalued intangible assets for our tradenames, customer lists and favorable lease commitments and revalued our long-term benefit plan obligations, among other things. Subsequent to the Acquisition, interest expense and non-cash depreciation and amortization charges have increased significantly. As a result, our Successor financial statements subsequent to the Acquisition are not necessarily comparable to our Predecessor financial statements.

Our Market and Competitive Strengths

We operate in the luxury apparel and accessories segment of the retail industry and market and sell merchandise, both in-store and online. Our luxury-branded fashion vendors include, among others, Chanel, Gucci, Prada, David Yurman, Ermenegildo Zegna, Giorgio Armani, Michael Kors, Brunello Cucinelli, Valentino, Christian Louboutin, Van Cleef & Arpels

and Tom Ford. Luxury and fashion brands intentionally maintain limited distribution of their merchandise to maximize brand exclusivity and to facilitate the sale of their goods at premium prices. Our omni-channel model offers our designers a distinctive distribution channel that adheres to their standards with respect to brand image and customer service. As a result, we believe we are the largest worldwide partner to many luxury brands. Additionally, we often work with less mature brands that are emerging in the fashion and luxury industry. We have a long history of identifying, developing and nurturing these emerging brands. This combination of established and new designers distinguishes our merchandise assortment and customer shopping experience.

We believe the following strengths differentiate us from our competitors.

One of the largest luxury, multi-branded, omni-channel retailers enabling us to reach the wealthiest consumers worldwide

We are one of the largest luxury, multi-branded, omni-channel fashion retailers in the world with what we believe to be two of the most globally recognized and reputable luxury brands—Neiman Marcus and Bergdorf Goodman. With a history of over 100 years in retailing, our iconic brands are recognized as synonymous with fashion, luxury and style. We have an extensive omni-channel platform across our brands. Our significant investments in our omni-channel model enable our customers to shop “anytime, anywhere, any device.” Our stores are located in prime locations in metropolitan markets, including U.S. gateway cities that draw customers from around the world such as New York City, Miami, Los Angeles, San Francisco and Las Vegas. Our online operation enables us to reach the world’s wealthiest consumers, which is critical to addressing the needs of our evolving global, fashion-conscious luxury consumers. We believe that our size, our reach, our reputation and our long-term relationships with designers allow us to obtain a better brand selection and a higher allocation of top merchandise.

Highly productive store base offering our customers a differentiated and personalized shopping experience

We have a highly profitable and productive store base in many of the country’s most prestigious locations. The combined store productivity of our Neiman Marcus and Bergdorf Goodman stores was $579 per foot for fiscal year 2014. Our shopping experience is highly differentiated. We offer our customers a curated selection of merchandise tailored to local aesthetics. Each of our stores is individually designed by market and provides a sumptuous shopping environment with high-end finishings, artwork and, in most cases, in-store restaurants. When combined with our strong selling culture, our stores provide our customers with a luxurious and enjoyable shopping experience.

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

Leader in luxury online retailing with the largest assortment of luxury brands
We believe that we were one of the first major luxury fashion online retailers in the world, which positions us well as a leader in this evolving channel. Our online operation currently accounts for annual revenues of over $1.1 billion, which we believe makes it one of the largest luxury, multi-branded online platforms. This represents a compounded annual growth rate of approximately 15% since fiscal year 2011. We believe that our scale and success allow us to provide our customers with an assortment of luxury merchandise online that is unmatched by other U.S. luxury and premium multi-branded retailers. Furthermore, our online data analytics capabilities allow us to tailor our marketing and provide our customers with a highly personalized shopping experience.  At approximately 24% of our total revenues in fiscal year 2014, our online retailing operation represents a critical component of our integrated omni-channel strategy.

Leading portfolio of established and emerging luxury and fashion brands

As a leading fashion authority among luxury consumers, we carry many of the world’s most exclusive designers. We have highly skilled merchandising teams for each of our brands, which enable us to optimize each brand and offer curated assortments that are customized at the store level based on our extensive local market knowledge and online data analytics. As a result, we offer a broad selection of highly differentiated and distinctive luxury merchandise to fully address our customers’ lifestyle needs. We have long-standing, 25+ year relationships with most of our largest vendors. In addition, we also have a long history of identifying, developing and nurturing emerging design talent. We believe that these relationships with both established and emerging designers allow us to obtain a better brand selection, including in some instances merchandise and brands that are exclusive to us, and superior allocation of merchandise, providing our customers with a distinctive shopping experience.

Customer service led organization fosters strong customer relationships and loyalty and drives sales

We maintain superior customer service initiatives that enable us to engage with our customers and cultivate long-term relationships and customer loyalty to increase sales.

InCircle® Loyalty Program:  We believe we were among the first retailers to adopt a customer loyalty program, and we believe that our InCircle loyalty program helps drive incremental sales as our InCircle members visit our stores more frequently and spend significantly more than other customers. Approximately 40% of our total revenues in fiscal year 2014 were generated by 147,000 InCircle members who achieved reward status.  Our InCircle program focuses on our most active customers to drive engagement, resulting in an increased number of transactions and sales by offering attractive member benefits such as private in-store events, special exclusive offers, as well as the ability to earn gift cards.

Our Sales Associates:  Our sales associates provide exceptional and differentiated customer service, instilling and reinforcing our culture of relationship-based service recognized by our customers. We have empowered our sales force with technology by rolling out to them over 8,000 smart phones and tablets, which further enhances customer communication and engagement. Our emphasis is on building long-term customer relationships rather than transactional-based results, which has led to consistently strong customer service scores.

Components of Our Omni-channel Retailing Model

A description of the components of our integrated, omni-channel retailing model follows:

Specialty Retail Stores.  Our specialty retail store operations (Specialty Retail Stores) consist primarily of our 41 Neiman Marcus stores and two Bergdorf Goodman stores. Specialty Retail Stores accounted for 76.3% of our total revenues in fiscal year 2014, 77.8% of our total revenues in fiscal year 2013 and 79.8% of our total revenues in fiscal year 2012.

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

•
Small Format Stores.  Also included in our Specialty Retail Stores segment are small format stores we operate under the Last Call and CUSP brands. We operate 38 off-price stores under the Last Call brand. These stores offer off-price goods purchased directly for resale as well as end-of-season clearance goods from our Neiman Marcus stores, Bergdorf Goodman stores and online operation. In addition, we operate six stores under the CUSP name. CUSP is a smaller store format (6,000 to 11,000 square feet) that targets a younger, fashion savvy customer with a contemporary point of view. Sales from our Neiman Marcus Last Call and CUSP stores account for less than 10% of our total revenues.

Online.  To complement the operations of our retail stores, our upscale direct-to-consumer retailing operation (Online) conducts online sales of fashion apparel, handbags, shoes, accessories and home furnishings through the Neiman Marcus and Bergdorf Goodman brands and online sales of home furnishings and accessories through the Horchow brand. Additionally, we operate a website under the Last Call brand that features off-price fashion goods and augments and complements the operations of our Last Call stores. We also run an established online business for the CUSP brand which caters to a younger customer focused on contemporary fashion. We regularly send e-mails to approximately 9.2 million e-mail addresses, alerting our customers to our newest merchandise and the latest fashion trends. In addition to our activities in the United States, we launched international shipping to over 100 countries in 2012. Online generated 23.7% of our total revenues in fiscal year 2014, 22.2% of our total revenues in fiscal year 2013 and 20.2% of our total revenues in fiscal year 2012.

We also conduct catalog sales through the Neiman Marcus and Horchow brands. Over 1.5 million customers made a purchase through one of our websites or catalogs in fiscal year 2014. Our catalog business circulated approximately 39 million catalogs in fiscal year 2014, a decrease of approximately 2.0% from the prior year. With the growth of internet revenues, we have reduced catalog circulation in recent years and expect flat to declining catalog circulation in the foreseeable future.

Between 2005 and 2014, we created and maintained e-commerce websites pursuant to contractual arrangements with certain designer brands. Pursuant to these arrangements, we purchased and maintained inventory from each designer that was showcased on that designer's website and bore all responsibilities related to the fulfillment of goods purchased on the designer's website. All of these contractual arrangements will have expired by the end of the first quarter of fiscal year 2015 and will not be renewed. Revenues generated from the operation of the designer websites aggregated $83.5 million in fiscal year 2014, $66.5 million in fiscal year 2013 and $48.6 million in fiscal year 2012.

For more information about our reportable segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 of the Notes to Consolidated Financial Statements in Item 15.

Recent Development. On September 12, 2014, we entered into an agreement to acquire the MyTheresa.com global online luxury website and the Theresa flagship specialty store in Munich, Germany. The purchase price is approximately €150 million, subject to certain adjustments and an "earn-out" of up to €27.5 million per year for operating performance for each of calendar years 2015 and 2016. The transaction is expected to close later this calendar year, subject to regulatory approvals and other customary closing conditions. We plan to finance the acquisition through a combination of cash and debt.

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

We maintain an active calendar of events to promote our sales efforts. The activities include integrated in-store and online promotions of the merchandise of selected designers or merchandise categories. Many of these events are connected to our InCircle® loyalty program. In addition, events include seasonal in-store and online trunk shows by leading designers featuring the newest fashions from the designer and participation in charitable functions and partnerships in each of our markets. Trunk shows and in-store promotions at our Neiman Marcus and Bergdorf Goodman stores feature a variety of national and international vendors such as Chanel, Prada, Tom Ford, Lanvin, Oscar de la Renta and Christian Louboutin.

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

Through our print media programs, we mail various publications to our customers communicating upcoming in-store events, new merchandise offerings and fashion trends. In connection with these programs, Neiman Marcus produces The Book® approximately eight times each year. The Book is a high-quality publication featuring the latest fashion trends that is mailed on a targeted basis to our customers and has a yearly printing of approximately 1.8 million copies. Our other print publications include the Bergdorf Goodman Magazine and specific designer mailers.

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

Loyalty Program.  We maintain a loyalty program under the InCircle® brand name designed to cultivate long-term relationships with our customers. Our loyalty program focuses on our most active customers. This program includes marketing features, including private in-store events, as well as the ability to accumulate points for qualifying purchases. Increased points are periodically offered in connection with promotional and other events. Upon attaining specified point levels, points are automatically redeemed for gift cards. Approximately 40% of our total revenues in fiscal year 2014 were generated by our InCircle loyalty program members who achieved reward status.

Sales Associates.  Our sales associates instill and reinforce a culture of relationship-based service recognized by our customers. We compensate our sales associates primarily on a commission basis and provide them with training in the areas of customer service, selling skills and product knowledge. Our sales associates participate in active clienteling programs, utilizing both print and digital media, designed to maintain contact with our customers between store visits and to ensure that our customers are aware of the latest merchandise offerings and fashion trends. We have equipped our sales force with technology by rolling out to them over 8,000 smart phones and tablets, which further enhances our customer communication and engagement. We empower our sales associates to act as personal shoppers and, in many cases, as the personal style advisor to our customers. In our online operations, customers may interact with knowledgeable sales associates using online chat capabilities offered on our websites or by dialing a toll-free telephone number.

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

Proprietary Credit Card Program.  We maintain a proprietary credit card program through which credit is extended to customers and have a related marketing and servicing alliance with affiliates of Capital One Financial Corporation (Capital One). Pursuant to an agreement with Capital One (the Program Agreement), Capital One offers proprietary credit card accounts to our customers under both the “Neiman Marcus” and “Bergdorf Goodman” brand names.

We receive payments from Capital One based on sales transacted on our proprietary credit cards. We may receive additional payments based on the profitability of the portfolio as determined under the Program Agreement depending on a number of factors including credit losses. In addition, we receive payments from Capital One for marketing and servicing activities we provide to Capital One.

In connection with the Program Agreement, we have changed and may continue to change the terms of credit offered to our customers. In addition, Capital One has discretion over certain policies and arrangements with credit card customers and may change these policies and arrangements in ways that affect our relationships with these customers. Any such changes in our credit card arrangements may adversely affect our credit card program and ultimately, our business. The Program Agreement terminates July 2020 (renewable thereafter for three-year terms), subject to early termination provisions.

Historically, our customers holding a proprietary credit card have tended to shop more frequently and have a higher level of spending than customers paying with cash or third party credit cards. In fiscal years 2014 and 2013, approximately 40% of our revenues were transacted through our proprietary credit cards.

We utilize data captured through our proprietary credit card program in connection with promotional events and customer relationship programs to target specific customers based upon their past spending patterns for certain brands, merchandise categories and store locations.

Merchandise

Our merchandising functions are responsible for the determination of the merchandise assortment and quantities to be purchased for each of our brands and, in the case of Neiman Marcus and Last Call stores, for the allocation of merchandise to each store. We currently have approximately 400 merchandise buyers and merchandise planners.

Effective April 2014, we merged the merchant and planning teams previously responsible for our Neiman Marcus stores and Neiman Marcus website. The new combined omni-channel merchandising team is now responsible for inventory procurement for both channels. The integration of the merchandising responsibilities for our Neiman Marcus brand represents a significant enhancement of our omni-channel capabilities and elevates our ability to deliver a superior shopping experience to our customers.

We carry a broad selection of highly differentiated and distinctive luxury merchandise carefully curated by our highly-skilled merchandising groups. We believe our merchandising experience and in-depth knowledge of our customers and the markets within which we operate allow us to select an appropriate merchandise assortment that is tailored to fully address our customers’ lifestyle needs.

Our percentages of revenues by major merchandise category are as follows:

	Fiscal year ended	Fiscal year ended	Fiscal year ended
	August 2, 2014	August 3, 2013	July 28, 2012
	(Combined)	(Predecessor)	(Predecessor)

Women’s Apparel	31%	31%	34%
Women’s Shoes, Handbags and Accessories	28	27	25
Men’s Apparel and Shoes	12	12	12
Designer and Precious Jewelry	11	12	11
Cosmetics and Fragrances	11	11	11
Home Furnishings and Décor	5	5	6
Other	2	2	1
	100%	100%	100%

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

Women’s Shoes, Handbags and Accessories:  Women’s accessories include belts, gloves, scarves, hats and sunglasses and complement our shoes and handbags assortments. Our primary vendors in this category include Christian Louboutin, Chanel, Manolo Blahnik, Prada, Saint Laurent, Jimmy Choo and Tory Burch in ladies shoes and Chanel, Prada, Gucci, Bottega Veneta, Balenciaga and Celine in handbags.

Men’s Apparel and Shoes:  Men’s apparel and shoes include suits, dress shirts and ties, sport coats, jackets, trousers, casual wear and eveningwear as well as business and casual footwear. Bergdorf Goodman has a fully dedicated men’s store on

Fifth Avenue in New York. Our primary vendors in this category include Ermenegildo Zegna, Brioni, Giorgio Armani, Tom Ford, Brunello Cucinelli and Burberry in men’s clothing and sportswear and Ermenegildo Zegna, Brioni, Prada, Ferragamo, Gucci and Tom Ford in men’s furnishings and shoes.

Designer and Precious Jewelry:  Our designer and precious jewelry offering includes women’s necklaces, bracelets, rings, earrings and watches that are selected to complement our apparel merchandise offering. Our primary vendors in this category include David Yurman, John Hardy and Ippolita in designer jewelry and Chanel and Van Cleef & Arpels in precious jewelry. We often sell precious jewelry that has been consigned to us from the vendor.

Cosmetics and Fragrances:  Cosmetics and fragrances include facial and skin cosmetics, skin therapy and lotions, soaps, fragrances, candles and beauty accessories. Our primary vendors of cosmetics and beauty products include La Mer, Chanel, Sisley, Bobbi Brown, La Prairie, Estee Lauder, Laura Mercier and Tom Ford.

Home Furnishings and Décor:  Home furnishings and décor include linens, tabletop, kitchen accessories, furniture, rugs, decorative items (frames, candlesticks, vases and sculptures) as well as collectables. Merchandise for the home complements our apparel offering in terms of quality and design. Our primary vendors in this category include Jay Strongwater, MacKenzie-Childs and Baccarat.

Vendor Relationships

Our merchandise assortment consists of a broad selection of highly differentiated and distinctive luxury goods purchased from both well-known luxury-branded fashion vendors as well as new and emerging designers. We communicate with our vendors frequently, providing feedback on current demand for their products, suggesting changes to specific product categories or items and gaining insight into their future fashion direction. Certain designers sell their merchandise, or certain of their design collections, exclusively to us and other designers sell to us pursuant to their limited distribution policies. Our relationships and purchasing power with designers allow us to obtain a broad selection of quality merchandise. Our women’s and men’s apparel and fashion accessories businesses are especially dependent upon our relationships with these designer resources. We monitor and evaluate the sales and profitability performance of each vendor and adjust our future purchasing decisions from time to time based upon the results of this analysis. We have no guaranteed supply arrangements with our principal merchandising sources. In addition, our vendor base is diverse, with only two vendors representing more than 5% of the cost of our total purchases in fiscal year 2014. These vendors represented 7.0% and 5.1% of our total purchases in fiscal year 2014. The breadth of our sourcing helps mitigate risks associated with a single brand or designer.

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

To expand our product assortment, we offer certain merchandise, primarily precious jewelry, which has been consigned to us from the vendor. As of August 2, 2014 and August 3, 2013, we held consigned inventories with a cost basis of approximately $376.8 million and $358.9 million, respectively. Consigned inventories are not reflected in our Consolidated Balance Sheets as we do not take title to consigned merchandise.

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

In connection with our omni-channel approach to retailing, we implemented technologies and processes in fiscal year 2012 whereby certain inventories were made available to both our in-store and online channels. For these merchandise categories, our sales associates are able to fulfill customer demand originating in-stores from the inventories held in their assigned store, other stores or the distribution and warehouse facilities supporting both our store and online channels. Conversely, website orders can be fulfilled from our distribution and warehouse facilities as well as from our retail stores. We are expanding and will continue to expand our capabilities to share inventories across our store and online channels in fiscal year 2015 and beyond.

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

In the past three fiscal years, we have made capital expenditures aggregating $473.3 million related primarily to:

•	the construction of a new store in Walnut Creek, California (opened in fiscal year 2012) and a distribution facility in Pittston, Pennsylvania;

•	e-commerce and technology investments;

•	enhancements to merchandising and store systems; and

•	the renovation of our main Bergdorf Goodman store on Fifth Avenue in New York City and Neiman Marcus stores in Bal Harbour, Florida, Chicago, Illinois and Oak Brook, Illinois.

Currently, we project gross capital expenditures for fiscal year 2015 to be approximately $310 to $330 million. Net of developer contributions, capital expenditures for fiscal year 2015 are projected to be approximately $275 to $295 million.

We receive allowances from developers related to the construction of our stores thereby reducing our cash investment in these stores. We received construction allowances aggregating $5.7 million in fiscal year 2014, $7.2 million in fiscal year 2013 and $10.6 million in fiscal year 2012.

Competition

The specialty retail industry is highly competitive and fragmented. We compete for customers with specialty retailers, luxury and premium multi-branded retailers, national apparel chains, vendor-owned proprietary boutiques, individual specialty apparel stores and online retailers. We compete for customers principally on the basis of quality and fashion, customer service, value, assortment and presentation of merchandise, marketing and customer loyalty programs and, in the case of Neiman Marcus and Bergdorf Goodman, store ambiance. Retailers that compete with us for distribution of luxury fashion brands include Saks Fifth Avenue, Nordstrom, Bloomingdale’s, Barneys New York, Net-a-Porter, vendor boutiques and other national, regional and local retailers.

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

Employees

As of September 19, 2014, we had approximately 16,500 employees. Our staffing requirements fluctuate during the year as a result of the seasonality of the retail industry. We hire additional temporary associates and increase the hours of part-time employees during seasonal peak selling periods. Except for certain employees of Bergdorf Goodman representing less than 1% of our total employees, none of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

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

Additional Information

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

Copies of the reports and other information we file with the SEC may also be examined by the public without charge at 100 F Street, N.E., Room 1580, Washington D.C., 20549, or on the internet at http://sec.gov. Copies of all or a portion of such materials can be obtained from the SEC upon payment of prescribed fees. Please call the SEC at 1-800-SEC-0330 for further information.

ITEM 1A.     RISK FACTORS

Risks Related to Our Business and Industry

Economic conditions may negatively impact demand for our merchandise.

A number of factors affect the level of consumer spending on merchandise that we offer, including, among other things:

•	general economic and industry conditions, including inflation, deflation, changes related to interest rates, rates of economic growth and government fiscal and monetary policies;

•	the performance of the financial, equity and credit markets;

•	consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt and consumer behaviors towards incurring and paying debt; and

•	current and expected tax rates and policies.

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

If we fail to anticipate, identify and respond effectively to changing consumer demands, fashion trends and consumer shopping preferences, our results of operations may be adversely affected.

We make decisions regarding the purchase of our merchandise well in advance of the season in which it will be sold. For example, women’s apparel, men’s apparel, shoes and handbags are typically ordered six to nine months in advance of the date the products will be offered for sale, while jewelry and other categories are typically ordered three to six months in advance of such date. Our success depends in large part on our ability to anticipate, identify and respond effectively to changing consumer demands, fashion trends and consumer shopping preferences and any failure by us to do so could adversely affect our results of operations.

If our sales during any season are significantly lower than we anticipated, we may not be able to adjust our expenditures for inventory and other expenses in a timely fashion and may be left with unsold inventory. If that occurs, we may be forced to rely on markdowns or promotional sales to dispose of excess inventory, which could have an adverse effect on our gross margins and results of operations. Conversely, if we fail to purchase a sufficient quantity of merchandise, we may not have an adequate supply of products to meet consumer demand, thereby causing us to lose sales or adversely affect our customer relationships.

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

Competition to attract new customers, maintain relationships with existing customers and obtain merchandise from key designers is strong in both in-store and online channels . We compete for customers principally on the basis of quality and fashion, customer service, value, assortment and presentation of merchandise, marketing and customer loyalty programs and store and online ambiance. Our failure to compete successfully based on these and other factors may have an adverse effect on our results of operations.

Online retailing is rapidly evolving and we expect competition in online markets to intensify in the future. With the expansion of online retailing, we believe our overall business has become and will continue to become more complex. These changes have forced us to develop new expertise in response to the new challenges, risks and uncertainties inherent in the delivery of an integrated omni-channel retailing model. For example, we face the risk that our online operations might cannibalize a significant portion of our specialty retail store sales. Through our omni-channel strategy, we seek to attract as many new customers as possible to both channels. We also continually analyze trends in our online and in-store channels, as well as the relationships between these channels, to maximize opportunities to drive incremental sales.

A number of other competitive factors could have an adverse effect on our business, results of operations and financial condition, including:

•	competitive pricing strategies, including discounting of prices and/or the discounting or elimination of revenues collected for delivery and processing or other services;

•	expansion of product or service offerings by existing competitors;

•	entry by new competitors into markets in which we currently operate; and

•	alteration of the distribution channels used by designers for the sale of their goods to consumers.

Our business and performance may be affected by our ability to implement our expansion and growth strategies.

To maintain and grow our position as a leading luxury retailer, we must make ongoing investments to support our business goals and objectives. We make capital investments in our new and existing stores, websites, and distribution and support facilities, as well as in information technology. We also incur expenses for headcount, advertising and marketing, professional fees and other costs in support of our growth initiatives. Costs incurred in connection with our business goals and objectives require us to anticipate our customers’ needs, trends within our industry and our competitors’ actions. In addition, we must successfully execute the strategies identified to support our business goals and objectives. If we fail to identify appropriate business goals and objectives or if we fail to execute the actions required to accomplish these goals and objectives, our revenues, customer base and results of operations could be adversely affected.

We routinely evaluate the need to expand and/or remodel our existing stores. In undertaking store expansions or remodels, we must complete the expansion or remodel in a timely, cost effective manner, minimize disruptions to our existing operations and succeed in creating an improved shopping environment. In addition, new store openings involve certain risks, including constructing, furnishing and supplying a store in a timely and cost effective manner, accurately assessing the demographic or retail environment at a given location, negotiating favorable lease terms, hiring and training quality staff, obtaining necessary permits and zoning approvals, obtaining commitments from a core group of vendors to supply the new store, integrating the new store into our distribution network and building customer awareness and loyalty. Failure to execute on these or other aspects of our store expansion and remodeling strategy could adversely affect our revenues and results of operations.

Our online retailing operation represents a critical element of our omni-channel strategy and its growth may replace, rather than be incremental to, our specialty retail store sales. While we recognize that our online sales cannot be entirely incremental to sales through our retail specialty stores, we seek to attract as many new customers as possible to both our channels and if we are not successful in doing so, this could adversely affect our revenues and results of operations.

 We are dependent on our relationships with certain designers, vendors and other sources of merchandise.

Our relationships with established and emerging designers are a key factor in our success as a retailer of high-fashion merchandise and a substantial portion of our revenues is attributable to our sales of designer merchandise. Many of our key vendors limit the number of retail channels they use to sell their merchandise. We have no guaranteed supply arrangements with our principal sources of merchandise. Accordingly, there can be no assurance that such sources will continue to meet our quality, style and volume requirements. In addition, any decline in the quality or popularity of our top designer brands could adversely affect our business. Moreover, nearly all of our top designer brands are sold by competing retailers, and many of our top designers also have their own proprietary retail stores and websites. In addition, virtually all of our designers currently make their merchandise available to us through wholesale arrangements. Some designers make their merchandise available to all or select retailers on a concession basis, whereby the designer merchandises their boutique within the retailer’s store and pays the retailer a pre-determined percentage of the revenues derived from the sale of the designer’s merchandise by the retailer. In fiscal year 2014, less than 1% of our revenues represented concession revenues.

If one or more of our top designers were to 1) limit the supply of merchandise made available to us for resale on a wholesale basis, 2) increase the supply of merchandise made available to our competitors, 3) increase the supply of merchandise made available to their own proprietary retail stores and websites or significantly increase the number of their proprietary retail stores, 4) convert the distribution of goods made available to us from our current wholesale arrangement to a concession arrangement or 5) exit the wholesale distribution of their goods to retailers, our business could be adversely affected.

During periods of adverse changes in general economic, industry or competitive conditions, some of our designers and vendors may experience serious cash flow issues, reductions in available credit from banks, factors or other financial institutions, or increases in the cost of capital. In response, such designers and vendors may attempt to increase their prices, alter historical credit and payment terms available to us or take other actions. Any of these actions could have an adverse impact on our relationship with such designers or vendors, or constrain the amounts or timing of our purchases from such designers or vendors, and, ultimately, have an adverse effect on our revenues, results of operations and liquidity.

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
We discovered in January 2014 that malicious software (malware) was clandestinely installed on our computer systems (the Cyber-Attack). Based on information from our forensic investigation, it appears that the malware actively attempted to collect payment card data from July 16, 2013 through October 30, 2013 at 77 of our 85 stores, on different dates at each store within this time period. During that time period, information from approximately 350,000 customer payment cards could have been potentially collected by the malware.
We are actively cooperating with the U.S. Secret Service in its investigation into the Cyber-Attack. In testimony before Congress in February 2014, a Secret Service official explained that the attack on our systems was exceedingly sophisticated, and was unprecedented in the manner in which it was customized to defeat our defenses and remain undetected. The Secret Service official also testified that we used a robust security plan to protect customer data, but that, given its level of sophistication, the attacker nevertheless succeeded in having malware operate on our systems.
In light of the Cyber-Attack, we have taken steps to further strengthen the security of our computer systems, and continue to assess, maintain and enhance the ongoing effectiveness of our information security systems. Nevertheless, there can be no assurance that we will not suffer a similar criminal attack in the future, that unauthorized parties will not gain access to personal information, or that any such incident will be discovered in a timely way. In particular, the techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures.

As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we incurred costs in fiscal year 2014 associated with this security incident, including legal fees, investigative fees, costs of communications with customers and credit monitoring services. In the future, payment card companies and associations may require us to reimburse them for unauthorized card charges and costs to replace cards and may also impose fines or penalties in connection with the Cyber-Attack, and federal and state enforcement authorities may also impose fines or other remedies against us. We expect to incur additional costs to investigate and remediate the matter in the foreseeable future. Such costs are not currently estimable but could be material to our future operating results.
As described in Note 15 of the Notes to Consolidated Financial Statements in Item 15, the Cyber-Attack has given rise to putative class action litigation on behalf of customers and regulatory investigations. At this point, we are unable to predict the developments in, outcome of, and economic and other consequences of pending or future litigation or government inquiries related to this matter. Any future criminal cyber-attack or data security incident may result in additional regulatory investigations, legal proceedings or liability under laws that protect the privacy of personal information, all of which may damage our reputation and relationships with our customers and adversely affect our business, operating results and financial condition.

Our continued success is substantially dependent on positive perceptions of our company, which, if eroded, could adversely affect our customer and employee relationships.

We have a reputation associated with a high level of integrity, customer service and quality merchandise, which is one of the reasons customers shop with us and employees choose us as a place of employment. To be successful in the future, we must continue to preserve, grow and leverage the value of our reputation. Reputational value is based in large part on perceptions. While reputations may take decades to build, negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations or litigation. Any significant damage to our reputation could negatively impact sales, diminish customer trust, reduce employee morale and productivity and lead to difficulties in recruiting and retaining qualified employees.

Conditions in the countries where we source our merchandise and international trade conditions could adversely affect us.

A substantial majority of our merchandise is manufactured overseas, mostly in Europe and, to a lesser extent, China, Mexico and South America, and delivered to us by our vendors as finished goods. As a result, political or financial instability, labor strikes, natural disasters or other events resulting in the disruption of trade or transportation from other countries or the imposition of additional regulations relating to foreign trade could cause significant delays or interruptions in the supply of our merchandise or increase our costs, either of which could have an adverse effect on our business. If we are forced to source merchandise from other countries, such merchandise might be more expensive or of a different or inferior quality from the ones we now sell. If we were unable to adequately replace the merchandise we currently source with merchandise produced elsewhere, our business could be adversely affected.

Our business is affected by foreign currency fluctuations and inflation.

We purchase a substantial portion of our inventory from foreign suppliers whose costs are affected by the fluctuation of their local currency against the U.S. dollar or who price their merchandise in currencies other than the U.S. dollar. We source goods from numerous countries and thus are affected by changes in numerous other currencies and, generally, by fluctuations in the value of the U.S. dollar relative to such currencies. Fluctuations in the Euro-U.S. dollar exchange rate can affect us most significantly. Changes in the value of the U.S. dollar relative to foreign currencies may increase the retail prices of goods offered for sale and/or increase our cost of goods sold.

Further, we have experienced certain inflationary effects in our cost base due to increases in selling, general and administrative expenses, particularly with regard to employee health care and other benefits, and increases in fuel prices, which impact freight and transportation costs. Inflation can harm our margins and profitability if we are unable to increase prices or cut costs to offset the effects of inflation in our cost base.

If our customers reduce their levels of spending in response to increases in retail prices and/or we are unable to cut costs, our revenues and profit margins may decrease. Accordingly, foreign currency fluctuations and inflation could have an adverse effect on our business and results of operations.

We depend on the success of our advertising and marketing programs.

Our marketing and advertising costs, net of allowances, amounted to $144.4 million for fiscal year 2014. Our business depends on attracting an adequate volume of customers who are likely to purchase our merchandise. We have a significant number of marketing initiatives and regularly fine-tune our approach and adopt new ones. However, there can be no assurance that we will be able to execute effectively our advertising and marketing programs in the future and any failure to do so could adversely affect our business and results of operations.

Our InCircle loyalty program is designed to cultivate long-term relationships with our customers and enhance the quality of service we provide to our customers. We must constantly monitor and update the terms of this loyalty program so that it continues to meet the demands and needs of our customers and remain competitive with loyalty programs offered by other luxury and premium multi-branded retailers. Approximately 40% of our total revenues in fiscal year 2014 were generated by our InCircle loyalty program members. If our InCircle loyalty program were to fail to provide competitive rewards and quality service to our customers, our business and results of operations could be adversely affected.

A material disruption in our information systems could adversely affect our business or results of operations.

We rely on our information systems to process transactions, summarize our operating results and manage our business. Our information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyber-attack or other security breaches and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism and usage errors by our employees. If our information systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer loss of critical data and interruptions or delays in our operations. To keep pace with changing technology, we must continuously implement new information technology systems as well as enhance our existing systems. Moreover, the successful execution of some of our growth strategies, in particular the expansion of our omni-channel and online capabilities, is dependent on the design and implementation of new systems and technologies and/or the enhancement of existing systems.

The reliability and capacity of our information systems is critical to our operations and the implementation of our growth initiatives. Any material disruption in our information systems, or delays or difficulties in implementing or integrating new systems or enhancing current systems, could have an adverse effect on our business, in particular our online operation, and results of operations.

We outsource certain business processes to third party vendors, which subjects us to risks, including disruptions in business and increased costs.

We outsource certain technology-related processes to third parties. These include credit card authorization and processing, insurance claims processing, payroll processing, record keeping for retirement and benefit plans and certain information technology functions. In addition, we depend on third-party vendors for delivery of our products from manufacturers and to our customers. We review outsourcing alternatives on a regular basis and may decide to outsource additional processes in the future. If third-party providers fail to meet our performance standards and expectations, including with respect to data security, our reputation, sales and results of operations could be adversely affected. In addition, we could face increased costs associated with finding replacement vendors or hiring new employees to provide these services in-house.

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

We maintain a proprietary credit card program through which credit is extended to customers and have a related marketing and servicing alliance with affiliates of Capital One. Pursuant to the Program Agreement, Capital One currently offers credit cards and non-card payment plans under both the "Neiman Marcus" and "Bergdorf Goodman" brand names.

Pursuant to the Program Agreement, we receive payments from Capital One based on sales transacted on our proprietary credit cards. We may receive additional payments based on the profitability of the portfolio as determined under the Program Agreement depending on a number of factors, including credit losses. In addition, we receive payments from Capital One for marketing and servicing activities we provide to Capital One.

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

We own or lease substantial amounts of real estate, primarily our retail stores and office facilities, and many of the stores we own are subject to ground leases or operating covenants. Accordingly, we are subject to all of the risks associated with owning and leasing real estate. In particular, the value of the relevant assets could decrease, or costs to operate stores could increase, because of changes in the supply or demand of available store locations, demographic trends or the overall investment climate for real estate. Pursuant to the operating covenants in certain of our leases, we could be required to continue to operate a store that no longer meets our performance expectations, requirements or current operating strategies. The terms of our real estate leases, including renewal options, range from two to 130 years. We believe that we have been able to lease real estate on favorable terms, but there is no guarantee that we will be able to continue to negotiate these terms in the future. If we are not able to enter into new leases or renew existing leases on terms acceptable to us, our business and results of operations could be adversely affected.

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

Legislation and regulatory developments could affect our business or results of operations.

We are subject to customs, anti-corruption laws, truth-in-advertising, intellectual property, labor and other laws, including consumer protection regulations, credit card regulations, environmental laws and zoning and occupancy ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise, regulate wage and hour matters with respect to our employees and govern the operation of our retail stores and warehouse facilities. Although we undertake to monitor changes in these laws, if these laws or the interpretation of these laws change without our knowledge, or are violated by importers, designers, manufacturers or distributors, we could experience delays in shipments and receipt of goods, suffer damage to our reputation or be subject to fines or other penalties under the controlling regulations, any of which could adversely affect our business or results of operations.

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

Additionally, third parties may assert claims against us alleging infringement, misappropriation or other violations of their tradename or other proprietary rights, whether or not the claims have merit. Such claims could be time consuming and expensive to defend and we could be required to cease using the tradename or other rights or sell the allegedly infringing products. This could have an adverse effect on our business or results of operations and cause us to incur significant litigation costs and expenses.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.

As a result of our substantial indebtedness incurred in connection with the Acquisition, a significant amount of our cash flow will be used to pay interest and principal on our outstanding indebtedness, and we may not generate sufficient cash flow from operations, or have future borrowings available under our Asset-Based Revolving Credit Facility, to enable us to repay our indebtedness or to fund our other liquidity needs.  As of August 2, 2014, the principal amount of our total indebtedness was approximately $4,612.9 million, and we had unused commitments under our Asset-Based Revolving Credit Facility available to us of $720.0 million, subject to a borrowing base.

Our current indebtedness could adversely affect our business, financial condition and results of operations by:

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

We are a holding company and do not have any direct operations. Our only significant assets are the equity interests we directly and indirectly hold in our subsidiaries.  As a result, we are dependent upon dividends and other payments from our subsidiaries to generate the funds necessary to meet our outstanding debt service and other obligations and such dividends may be restricted by law or the instruments governing our indebtedness, including the indentures governing the Notes, the credit agreements governing our Senior Secured Credit Facilities or other agreements of our subsidiaries.  Our subsidiaries may not generate sufficient cash from operations to enable us to make principal and interest payments on our indebtedness.  In addition, our subsidiaries are separate and distinct legal entities and, except for our existing and future subsidiaries that will be the guarantors of our indebtedness, any payments on dividends, distributions, loans or advances to us by our subsidiaries could be subject to legal and contractual restrictions on dividends.  In addition, payments to us by our subsidiaries will be contingent upon our subsidiaries’ earnings.  Additionally, we may be limited in our ability to cause any future joint ventures to distribute their earnings to us.  Subject to certain qualifications, our subsidiaries are permitted under the terms of our indebtedness to incur additional indebtedness that may restrict payments from those subsidiaries to us.  There can be no assurance that agreements governing the current and future indebtedness of our subsidiaries will permit those subsidiaries to provide us with sufficient cash to fund payments of principal, premiums, if any, and interest on our indebtedness when due.  In the event that we do not receive distributions or other payments from our subsidiaries, we may be unable to make required payments on our debt.

Despite our level of indebtedness after the Acquisition, we and our subsidiaries may still incur substantially more debt. This could further exacerbate the risks to our financial condition described above.

We and our subsidiaries may incur significant additional indebtedness in the future.  Although the indentures governing the Notes and the credit agreements governing our Senior Secured Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial.  As of August 2, 2014, our Asset-Based Revolving Credit Facility provides for borrowings of the lesser of unused commitments of $720.0 million, subject to the borrowing base.  Additionally, (i) our Senior Secured Term Loan Facility may be increased by an amount equal to (x) $650.0 million plus (y) an unlimited amount so long as, in the case of new indebtedness secured on a pari passu basis with our Senior Secured Term Loan Facility, on a pro forma basis our maximum senior secured first lien net leverage ratio, as defined in the credit agreement, does not exceed 4.25 to 1.00, and in the case of new indebtedness secured on a junior basis to our Senior Secured Term Loan Facility, subordinated in right of payment to our Senior Secured Term Loan Facility or, in the case of certain incremental equivalent loan debt, unsecured and pari passu in right of payment with our Senior Secured Term Loan Facility, on a pro forma basis our maximum total net leverage ratio, as defined in the credit agreement, does not exceed 7.00 to 1.00, in each case subject to certain conditions and (ii) our Asset-Based Revolving Credit Facility can be increased by up to $300.0 million.  If new debt is added to our current debt levels, the related risks that we and the guarantors now face would increase.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

In the future, we may elect to pay either 50% or all of the interest due on the PIK Toggle Notes for such period in PIK Interest by either increasing the principal amount of the outstanding PIK Toggle Notes or by issuing new PIK Toggle Notes for the entire amount of the interest payment, thereby increasing the aggregate principal amount of the PIK Toggle Notes.  We may elect to pay interest in the form of PIK Interest or partial PIK Interest on up to six interest payments in the aggregate on any interest payment date in respect of the third interest payment in April 2015 through the tenth interest payment in October 2018.  If we make such future interest payments in the form of PIK Interest or partial PIK Interest, the principal amount of the outstanding PIK Toggle Notes would be increased, which in turn would further increase our substantial indebtedness.  See “—Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.”

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our Senior Secured Credit Facilities are at variable rates of interest and expose us to interest rate risk.  Interest rates are currently at historically low levels.  If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed may remain the same, and our net earnings and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all revolving loans are fully drawn (and to the extent that LIBOR is in excess of the 1.00% floor rate with respect to our Senior Secured Term Loan Facility), each quarter point change in interest rates would result in a $9.3 million change in annual interest expense on the indebtedness under our Senior Secured Credit Facilities.  In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments to reduce interest rate volatility.  However, it is possible that we will not maintain interest rate swaps with respect to any of our variable rate indebtedness.  Alternatively, any swaps we enter into may not fully or effectively mitigate our interest rate risk.

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

Neiman Marcus Group LTD LLC is a holding company and, accordingly, substantially all of our operations are conducted through NMG and its subsidiaries. As a result, we depend on the distribution of earnings, loans or other payments by our subsidiaries to us and are subject to all risks applicable to NMG and to limitations on the ability of NMG and its subsidiaries to make such distributions, including under the terms of our Senior Secured Credit Facilities and applicable law.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Our main corporate headquarters are located at the Downtown Neiman Marcus store location in Dallas, Texas.  Other operating headquarters are located in Dallas, Texas and New York, New York.

Properties that we use in our operations include Neiman Marcus stores, Bergdorf Goodman stores, Last Call stores and distribution, support and office facilities. As of September 19, 2014, the approximate aggregate square footage of the properties used in our operations was as follows:

	Owned	Owned Subject to Ground Lease	Leased	Total
Neiman Marcus Stores	856,000	2,362,000	2,294,000	5,512,000
Bergdorf Goodman Stores	—	—	316,000	316,000
Last Call Stores and Other	—	—	1,022,000	1,022,000
Distribution, Support and Office Facilities	1,330,000	150,000	1,336,000	2,816,000

Neiman Marcus Stores.  As of September 19, 2014, we operated 41 Neiman Marcus stores, with an aggregate total property size of approximately 5,512,000 square feet.  The following table sets forth certain details regarding each Neiman Marcus store:

Neiman Marcus Stores

Locations	Fiscal Year Operations Began	Gross Store Sq. Feet	Locations	Fiscal Year Operations Began	Gross Store Sq. Feet
Dallas, Texas (Downtown)(1)	1908	129,000	Denver, Colorado(3)*	1991	90,000
Dallas, Texas (NorthPark)(2)*	1965	218,000	Scottsdale, Arizona(2)*	1992	114,000
Houston, Texas (Galleria)(3)*	1969	224,000	Troy, Michigan(3)*	1993	157,000
Bal Harbour, Florida(2)	1971	97,000	Short Hills, New Jersey(3)*	1996	137,000
Atlanta, Georgia(2)*	1973	206,000	King of Prussia, Pennsylvania(3)*	1996	145,000
St. Louis, Missouri(2)	1975	145,000	Paramus, New Jersey(3)*	1997	141,000
Northbrook, Illinois(3)	1976	144,000	Honolulu, Hawaii(3)	1999	181,000
Fort Worth, Texas(2)	1977	119,000	Palm Beach, Florida(2)	2001	53,000
Washington, D.C.(2)*	1978	130,000	Plano, Texas (Willow Bend)(4)*	2002	156,000
Newport Beach, California(3)*	1978	153,000	Tampa, Florida(3)*	2002	96,000
Beverly Hills, California(1)*	1979	185,000	Coral Gables, Florida(2)*	2003	136,000
Westchester, New York(2)*	1981	138,000	Orlando, Florida(4)*	2003	95,000
Las Vegas, Nevada(2)	1981	174,000	San Antonio, Texas(4)*	2006	120,000
Oak Brook, Illinois(2)	1982	98,000	Boca Raton, Florida(2)	2006	136,000
San Diego, California(2)	1982	106,000	Charlotte, North Carolina(3)	2007	80,000
Fort Lauderdale, Florida(3)*	1983	92,000	Austin, Texas(3)	2007	80,000
San Francisco, California(4)*	1983	252,000	Natick, Massachusetts(4)*	2008	103,000
Chicago, Illinois (Michigan Ave.)(2)	1984	188,000	Topanga, California(3)*	2009	120,000
Boston, Massachusetts(2)	1984	111,000	Bellevue, Washington(2)	2010	125,000
Palo Alto, California(3)*	1986	120,000	Walnut Creek, California(3)	2012	88,000
McLean, Virginia(4)*	1990	130,000

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

Last Call Stores.  As of September 19, 2014, we operated 38 Last Call stores that average approximately 26,000 square feet each in size.

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

Lease Terms.  We lease a significant percentage of our stores and, in certain cases, the land upon which our stores are located.  The terms of these leases, assuming all outstanding renewal options are exercised, range from two to 130 years.  The lease on the Bergdorf Goodman Main Store expires in 2050, with no renewal options, and the lease on the Bergdorf Goodman Men’s Store expires in 2020, with a 10-year renewal option.  Most leases provide for monthly fixed rentals or contingent rentals based upon revenues in excess of stated amounts and normally require us to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs.

For further information on our properties and lease obligations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 of the Notes to Consolidated Financial Statements in Item 15.

ITEM 3.     LEGAL PROCEEDINGS

Employment and Consumer Class Actions Litigation.  On April 30, 2010, a Class Action Complaint for Injunction and Equitable Relief was filed against the Company, Newton Holding, LLC, TPG Capital, L.P. and Warburg Pincus LLC in the United States District Court for the Central District of California by Sheila Monjazeb, individually and on behalf of other members of the general public similarly situated. On July 12, 2010, all defendants except for the Company were dismissed without prejudice, and on August 20, 2010, this case was dismissed by Ms. Monjazeb and refiled in the Superior Court of California for San Francisco County. This complaint, along with a similar class action lawsuit originally filed by Bernadette Tanguilig in 2007, alleges that the Company has engaged in various violations of the California Labor Code and Business and Professions Code, including without limitation, by (1) asking employees to work “off the clock,” (2) failing to provide meal and rest breaks to its employees, (3) improperly calculating deductions on paychecks delivered to its employees and (4) failing to provide a chair or allow employees to sit during shifts. The Monjazeb and Tanguilig class actions have been deemed “related” cases and are pending before the same trial court judge.  On October 24, 2011, the court granted the Company’s motion to compel Ms. Monjazeb and Juan Carlos Pinela (a co-plaintiff in the Tanguilig case) to arbitrate their individual claims in accordance with the Company’s Mandatory Arbitration Agreement, foreclosing their ability to pursue a class action in court. However, the court’s order compelling arbitration did not apply to Ms. Tanguilig because she is not bound by the Mandatory Arbitration Agreement.  Further, the court determined that Ms. Tanguilig could not be a class representative of employees who are subject to the Mandatory Arbitration Agreement, thereby limiting the putative class action to those associates who were employed between December 2003 and July 15, 2007 (the effective date of our Mandatory Arbitration Agreement).  Following the court’s order, Ms. Monjazeb and Mr. Pinela filed demands for arbitration with the American Arbitration Association (AAA) seeking to arbitrate not only their individual claims, but also class claims, which the Company asserted violated the class action waiver in the Mandatory Arbitration Agreement. This led to further proceedings in the trial court, a stay of the arbitrations, and a decision by the trial court, on its own motion, to reconsider its order compelling arbitration. The trial court ultimately decided to vacate its order compelling arbitration due to a recent California appellate court decision.  Following this ruling, the Company timely filed two separate appeals, one with respect to Mr. Pinela and one with respect to Ms. Monjazeb, with the Court of Appeal, asserting that the trial court did not have jurisdiction to change its earlier determination of the enforceability of the arbitration agreement. The appeal with respect to Mr. Pinela has been fully briefed and awaits the setting of a date for oral argument. The appeal with respect to Ms. Monjazeb will be dismissed once final approval of the class action settlement is granted (as described below).

Notwithstanding the appeal, the trial court decided to set certain civil penalty claims asserted by Ms. Tanguilig for trial on April 1, 2014. In these claims, Ms. Tanguilig sought civil penalties under the Private Attorneys General Act based on the Company's alleged failure to provide employees with meal periods and rest breaks in compliance with California law. On December 10, 2013, the Company filed a motion to dismiss all of Ms. Tanguilig’s claims, including the civil penalty claims, based on her failure to bring her claims to trial within five years as required by California law. After several hearings, on February 28, 2014, the court dismissed all of Ms. Tanguilig’s claims in the case and vacated the April 1, 2014 trial date. The court has awarded the Company its costs of suit in connection with the defense of Ms. Tanguilig’s claims, but denied its request of an attorneys’ fees award from Ms. Tanguilig. Ms. Tanguilig filed a notice of appeal from the dismissal of all her claims, as well as a second notice of appeal from the award of costs, both of which are pending before the Court of Appeal. Should the Court of Appeal reverse the trial court’s dismissal of all of Ms. Tanguilig’s claims, the litigation will resume, and Ms. Tanguilig will seek class certification of the claims asserted in her Third Amended Complaint. If this occurs, the scope of her class claims will likely be reduced by the class action settlement and release in the Monjazeb case (as described below); however, that settlement does not cover claims asserted by Ms. Tanguilig for alleged Labor Code violations from approximately December 19, 2003 to August 20, 2006 (the beginning of the settlement class period in the Monjazeb case). No date has been set for oral argument in Ms. Tanguilig’s appeals.

In Ms. Monjazeb's class action, a settlement was reached at a mediation held on January 25, 2014. After several hearings, the trial court granted preliminary approval of the settlement on May 6, 2014 and directed that notice of settlement be given to the settlement class. The deadline for class members to opt out of the settlement was August 11, 2014. The final approval hearing was held on September 18, 2014. The court stated that final approval of the settlement would be granted, but required plaintiff's counsel to submit additional information to support plaintiff's motion for attorney's fees.

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

On December 6, 2013, a third putative class action was filed against the Company in the San Diego Superior Court by a former employee. The case is entitled Marisabella Newton v. Neiman Marcus Group, Inc., et al., and the complaint alleges claims similar to those made in the Monjazeb case. After filing an answer to the complaint in the Newton case and responding to discovery, we reached a settlement of Ms. Newton's individual claims and a dismissal of her class allegations, subject to court approval. The court approved the settlement and dismissed the case on August 25, 2014.

We will continue to vigorously defend our interests in these matters. Based upon the pending settlement agreement with respect to Ms. Monjazeb's class action claims, we recorded our currently estimable liabilities with respect to both Ms. Monjazeb's and Ms. Tanguilig's employment class actions litigation claims in fiscal year 2014, which amount was not material to our financial condition or results of operations. We will continue to evaluate these matters, and our recorded reserves for such matters, based on subsequent events, new information and future circumstances.

On August 7, 2014, a putative class action complaint was filed against The Neiman Marcus Group LLC in Los Angeles County Superior Court by a customer, Linda Rubenstein, in connection with the Company's Last Call stores in California. Ms. Rubenstein alleges that the Company has violated various California consumer protection statutes by implementing a marketing and pricing strategy that suggests that clothing sold at Last Call stores in California was originally offered for sale at full-line Neiman Marcus stores when allegedly, it was not, and is allegedly of inferior quality to clothing sold at the full-line stores. On September 12, 2014, we removed the case to the United States District Court for the Central District of California. We will vigorously defend our interests in this matter. We will continue to evaluate this matter based on subsequent events, new information and future circumstances.

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

Cyber-Attack Class Actions Litigation. Three class actions relating to the Cyber-Attack were filed in January 2014 and later voluntarily dismissed by the plaintiffs between February and April 2014. The plaintiffs had alleged negligence and other claims in connection with their purchases by payment cards. Melissa Frank v. The Neiman Marcus Group, LLC, et al., was filed in the United States District Court for the Eastern District of New York on January 13, 2014 but was voluntarily dismissed by the plaintiff on April 15, 2014, without prejudice to her right to re-file a complaint. Donna Clark v. Neiman Marcus Group LTD LLC was filed in the United States District Court for the Northern District of Georgia on January 27, 2014 but was voluntarily dismissed by the plaintiff on March 11, 2014, without prejudice to her right to re-file a complaint. Christina Wong v. The Neiman Marcus Group, LLC, et al., was filed in the United States District Court for the Central District of California on January 29, 2014, but was voluntarily dismissed by the plaintiff on February 10, 2014, without prejudice to her right to re-file a complaint. Three new putative class actions relating to the Cyber-Attack were filed in March and April 2014, also alleging negligence and other claims in connection with plaintiffs’ purchases by payment cards. Two of the cases, Katerina Chau v. Neiman Marcus Group LTD, Inc., filed in the United States District Court for the Southern District of California on March 14, 2014, and Michael Shields v. The Neiman Marcus Group, LLC, filed in the United States District Court for the Southern District of California on April 1, 2014, were voluntarily dismissed, with prejudice as to Chau and without prejudice as to Shields. The third case, Hilary Remijas v. The Neiman Marcus Group, LLC, was filed on March 12, 2014 in the Northern District of Illinois. On June 2, 2014, an amended complaint in the Remijas case was filed, which added three plaintiffs (Debbie Farnoush and Joanne Kao, California residents; and Melissa Frank, a New York resident) and asserted claims for negligence, implied contract, unjust enrichment, violation of various consumer protection statutes, invasion of privacy and violation of state data breach laws. The Company moved to dismiss the Remijas amended complaint on July 2, 2014. On September 16, 2014, the court granted the Company’s motion to dismiss the Remijas case on the grounds that the plaintiffs lacked standing due to their failure to demonstrate an actionable injury.

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

PART II

ITEM 5.                            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Subsequent to the Acquisition and the Conversion, our membership unit is privately held and there is no established public trading market for such unit.

Dividends

We do not expect to make any dividends, distributions or other similar payments to Holdings in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data is qualified in entirety by our Consolidated Financial Statements (and the Notes thereto) contained in Item 15 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	August 2, 2014	August 3, 2013 (1)	July 28, 2012	July 30, 2011	July 31, 2010
(in millions, except per share data)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
FINANCIAL POSITION
Cash and cash equivalents	$196.5	$136.7	$49.3	$321.6	$421.0
Merchandise inventories	1,069.6	1,018.8	939.8	839.3	790.5
Total current assets	1,409.8	1,286.0	1,143.7	1,302.7	1,360.1
Property and equipment, net	1,390.3	901.8	894.5	873.2	905.8
Total assets	8,761.7	5,300.2	5,201.9	5,364.8	5,532.3
Total current liabilities	856.7	776.7	725.2	662.2	662.5
Long-term debt, excluding current maturities	4,580.5	2,697.1	2,781.9	2,681.7	2,879.7
Cash dividends per share	$—	$—	$435.0	$—	$—

	Thirty-nine weeks ended		Thirteen weeks ended		Fiscal year ended		Fiscal year ended	Fiscal year ended		Fiscal year ended
	August 2, 2014		November 2, 2013		August 3, 2013 (1)		July 28, 2012	July 30, 2011		July 31, 2010
(in millions)	(Successor)		(Predecessor)		(Predecessor)		(Predecessor)	(Predecessor)		(Predecessor)
OPERATING RESULTS
Revenues	$3,710.2		$1,129.1		$4,648.2		$4,345.4	$4,002.3		$3,692.8
Cost of goods sold including buying and occupancy costs (excluding depreciation)	2,563.3		685.4		2,995.4		2,794.7	2,589.3		2,417.6
Selling, general and administrative expenses (excluding depreciation)	840.5		266.5		1,047.8		1,006.9	924.3		878.1
Income from credit card program	(40.7)		(14.7)		(53.4)		(51.6)	(46.0)		(59.1)
Depreciation and amortization	262.0		46.0		188.9		180.2	194.9		215.1
Operating earnings	8.8	(2)	32.1	(3)	446.4		403.6	329.7		231.8
(Loss) earnings before income taxes	(223.9)	(2)	(5.2)		277.4	(4)	228.3	49.3	(5)	(5.3)
Net (loss) earnings	$(134.1)	(2)	$(13.1)		$163.7	(4)	$140.1	$31.6	(5)	$(1.8)

	Thirty-nine weeks ended		Thirteen weeks ended		Fiscal year ended	Fiscal year ended	Fiscal year ended	Fiscal year ended
	August 2, 2014		November 2, 2013		August 3, 2013 (1)	July 28, 2012	July 30, 2011	July 31, 2010
(in millions, except number of stores and sales per square foot)	(Successor)		(Predecessor)		(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
OTHER OPERATING DATA
Net capital expenditures (6)	$132.3		$36.0		$139.3	$142.2	$83.7	$44.3
Depreciation expense	113.3		34.2		141.5	130.1	132.4	141.8
Rent expense and related occupancy costs	79.6		24.1		96.7	91.9	87.6	85.0
Change in comparable revenues (7)	5.4%		5.7%		4.9%	7.9%	8.1%	(0.1)%
Number of full-line stores open at period end	43		43		43	44	43	43
Sales per square foot (8)	$441		$138		$552	$535	$505	$466
NON-GAAP FINANCIAL MEASURE
EBITDA (9)	$270.8	(2)	$78.1	(3)	$635.3	$583.8	$524.7	$446.9
EBITDA as a percentage of revenues	7.3%		6.9%		13.7%	13.4%	13.1%	12.1%
Adjusted EBITDA (9)	$484.4		$193.2		$671.5	$603.1	$533.4	$460.3
Adjusted EBITDA as a percentage of revenues	13.1%		17.1%		14.4%	13.9%	13.3%	12.5%

(1)	Fiscal year 2013 consists of the fifty-three weeks ended August 3, 2013. All other fiscal years presented consist of fifty-two weeks.

(2)
For the thirty-nine weeks ended August 2, 2014, operating earnings and EBITDA include other expenses of $76.3 million primarily due to transaction costs related to the Acquisition and the investigation of the Cyber-Attack.

For the thirty-nine weeks ended August 2, 2014, loss before income taxes and net loss include a loss on debt extinguishment of $7.9 million, which primarily consists of the write-off of debt issuance costs incurred in connection with the initial issuance of the Senior Secured Term Loan Facility allocable to lenders that no longer participate in the Senior Secured Term Loan Facility subsequent to the refinancing. The total loss on debt extinguishment was recorded as a component of interest expense.

(3)	For the thirteen weeks ended November 2, 2013, operating earnings and EBITDA include other expenses of $113.7 million primarily due to transaction costs related to the Acquisition.

(4)
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

(5)
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

(6)	Amounts are net of developer contributions of $5.7 million, $0.0 million, $7.2 million, $10.6 million, $10.5 million and $14.4 million, respectively, for the periods presented.

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

(9)
For an explanation of EBITDA and Adjusted EBITDA as measures of our operating performance and a reconciliation to net earnings, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Non-GAAP Financial Measure — EBITDA and Adjusted EBITDA.”

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited Consolidated Financial Statements and related notes.  Unless otherwise specified, the meanings of all defined terms in Management’s Discussion and Analysis of Financial Condition and Results of Operations are consistent with the meanings of such terms as defined in the Notes to Consolidated Financial Statements.  This discussion contains forward-looking statements.  Please see “—Other Matters—Factors That May Affect Future Results” for a discussion of the risks, uncertainties and assumptions relating to these statements.

Business Overview

We are a luxury, multi-branded, omni-channel fashion retailer conducting integrated store and online operations principally under the Neiman Marcus and Bergdorf Goodman brand names. We report our store operations as our Specialty Retail Stores segment and our direct-to-consumer operations as our Online segment.

The Company is a subsidiary of NM Mariposa Holdings, Inc., a Delaware corporation (Parent), which is owned by private investment funds affiliated with Ares Management, L.P. (Ares) and Canada Pension Plan Investment Board (CPPIB, and together with Ares, the Sponsors) and certain co-investors.  The Company’s operations are conducted through its wholly owned subsidiary, The Neiman Marcus Group LLC (NMG).  The Sponsors acquired the Company in a leveraged transaction on October 25, 2013 (the Acquisition).  Prior to the Acquisition, we were owned by Newton Holding, LLC, which was controlled by investment funds affiliated with TPG Global, LLC (together with its affiliates, TPG) and Warburg Pincus LLC (together with TPG, the Former Sponsors).  The accompanying Consolidated Financial Statements are presented as “Predecessor” or “Successor” to indicate whether they relate to the period preceding the Acquisition or the period succeeding the Acquisition, respectively.  The Acquisition and the allocation of the purchase price have been recorded for accounting purposes as of November 2, 2013, the end of our first quarter of fiscal year 2014.

We have prepared our discussion of the results of operations for the fiscal year ended August 2, 2014 by comparing the results of operations of the Predecessor for the fiscal year ended August 3, 2013 to the combined amounts obtained by adding the operations and cash flows for the Predecessor thirteen week period ended November 2, 2013 and the Successor thirty-nine week period ended August 2, 2014. Although this combined presentation does not comply with U.S. generally accepted accounting principles (GAAP), we believe that it provides a meaningful method of comparison. The combined operating results have not been prepared on a pro forma basis under applicable regulations and may not reflect the actual results we would have achieved absent the Acquisition and may not be predictive of future results of operations.

We believe that our customers have allocated a higher portion of their luxury spending to online retailing in recent years and that our customers' expectations of a seamless shopping experience across our in-store and online channels have increased, and we expect these trends will continue for the foreseeable future. As a result, we have made investments and redesigned processes to integrate our shopping experience across channels consistent with our customers' shopping preferences and expectations. In particular, we have invested and continue to invest in technology and systems that further our omni-channel selling capabilities and in fiscal year 2014, we realigned the merchandising responsibilities for our Neiman Marcus brand into a single team responsible for inventory procurement for both our store and online channels. With the acceleration of omni-channel retailing and our past and ongoing investments in omni-channel initiatives, we believe the growth in our total comparable revenues and operating results are the best measures of our ability to grow our brands. As a result, we are re-evaluating our current segment reporting practices and anticipate that we may begin to report a single "omni-channel" reporting segment in the future.

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  This resulted in an extra week in fiscal year 2013 (the 53rd week). All references to fiscal year 2014 relate to the combined fifty-two weeks ended August 2, 2014 (calculated as described above). All references to fiscal year 2013 relate to the fifty-three weeks ended August 3, 2013 and all references to fiscal year 2012 relate to the fifty-two weeks ended July 28, 2012.  References to fiscal year 2015 and years thereafter relate to our fiscal years for such periods.

In connection with the Acquisition, the Company incurred substantial new indebtedness, in part in replacement of former indebtedness.  See “Liquidity and Capital Resources.”  In addition, the purchase price paid in connection with the

Acquisition has been allocated to state the acquired assets and liabilities at fair value.  The purchase accounting adjustments increased the carrying value of our property and equipment and inventory, revalued our intangible assets related to our tradenames, customer lists and favorable lease commitments and revalued our long-term benefit plan obligations, among other things.  As a result, our Successor financial statements subsequent to the Acquisition are not necessarily comparable to our Predecessor financial statements.

Summary of Operating Results

A summary of our operating results is as follows:

•
Revenues - Our revenues for fiscal year 2014 were $4,839.3 million, an increase of 4.1% compared to fiscal year 2013. Our revenues for fiscal year 2013 were $4,648.2 million, an increase of 7.0% as compared to fiscal year 2012. Revenues generated in the 53rd week of fiscal year 2013 were $61.9 million. For Specialty Retail Stores, our sales per square foot increased to $579 for the fifty-two weeks ended August 2, 2014 from $552 for the fifty-two weeks ended July 27, 2013.

Increases in comparable revenues by quarter for fiscal year 2014 are as follows:

	Specialty Retail Stores	Online	Total
First fiscal quarter	4.5%	10.4%	5.7%
Second fiscal quarter	2.6	15.1	5.5
Third fiscal quarter	4.2	11.7	5.9
Fourth fiscal quarter	2.3	13.7	4.9
Total fiscal year 2014	3.4	12.9	5.5

Revenues in the 53rd week of fiscal year 2013 are not included in our calculations of comparable revenues.

•	Cost of goods sold including buying and occupancy costs (excluding depreciation) (COGS) - COGS as a percentage of revenues for fiscal year 2014 compared to fiscal year 2013 were:

	Fiscal year ended
	August 2, 2014	August 3, 2013
	(Combined)	(Predecessor)
COGS, as reported	67.1%	64.4%
COGS, before purchase accounting adjustments	64.4%	64.4%

As a result of purchase accounting adjustments to revalue our inventories at the Acquisition date by $129.6 million, COGS were increased by $99.0 million in the second quarter of fiscal year 2014 and by $30.6 million in the third quarter of fiscal year 2014 in connection with the sale of the acquired inventories.
Compared to the prior year, COGS before purchase accounting adjustments remained flat, primarily due to 1) increased product margins as a result of lower markdowns and promotional costs and 2) leveraging of buying and occupancy costs on higher revenues, partially offset by 3) higher delivery and processing net costs attributable to the implementation of free shipping/free returns for our Neiman Marcus and Bergdorf Goodman brands on October 1, 2013.
At August 2, 2014, on-hand inventories totaled $1,069.6 million, a 5.0% increase from August 3, 2013. Based on our current inventory position, we will continue to closely monitor and align our inventory levels and purchases with anticipated customer demand.

•
Selling, general and administrative expenses (excluding depreciation) (SG&A) - SG&A represented 22.9% of revenues in fiscal year 2014, an increase of 0.4% of revenues compared to fiscal year 2013. The higher level of SG&A expenses, as a percentage of revenues, primarily reflects 1) higher marketing and selling costs incurred primarily in support of the growth of our online operation and 2) higher current and long-term incentive compensation requirements, partially offset by 3) leveraging of payroll and other costs on higher revenues.

•	Operating earnings - Our operating earnings in fiscal year 2014 compared to fiscal year 2013 were:

	Fiscal year ended
	August 2, 2014	August 3, 2013
(in millions)	(Combined)	(Predecessor)

Specialty Retail Stores	$426.9	$411.4
Online	160.7	157.7
Corporate expenses	(56.0)	(46.7)
Other expenses	(190.1)	(23.1)
Corporate depreciation/amortization charges	(170.9)	(52.9)
Corporate amortization of inventory step-up	(129.6)	—
Total operating earnings	$41.0	$446.4

Estimated operating earnings generated in the 53rd week of fiscal year 2013 were $10.7 million.

Operating earnings for our Specialty Retail Stores segment increased by 0.2% to 11.6% of Specialty Retail Stores revenues in fiscal year 2014 compared to fiscal year 2013. This increase was driven by increased product margins as a result of lower markdowns and promotional costs, net of higher current incentive compensation costs.

For our Online segment, operating earnings decreased by 1.3% to 14.0% of Online revenues in fiscal year 2014 compared to fiscal year 2013. This decrease was driven by 1) higher delivery and processing net costs attributable to the implementation of free shipping/free returns for our Neiman Marcus and Bergdorf Goodman brands on October 1, 2013, partially offset by 2) increased product margins as a result of lower markdowns and promotional costs.

We incurred other expenses of $190.1 million, or 3.9% of revenues, in fiscal year 2014.  These expenses consisted primarily of costs incurred in connection with the Acquisition and costs incurred related to the Cyber-Attack.
Corporate depreciation and amortization charges increased in fiscal year 2014 due to higher asset values attributable to fair value adjustments to our assets recorded in connection with the purchase price allocation to reflect the Acquisition.

•
Liquidity - Net cash provided by our operating activities was $295.7 million in fiscal year 2014 compared to $349.4 million in fiscal year 2013. In connection with the Acquisition, we incurred cash payments of approximately $147.3 million to fund costs and expenses incurred as a result of the Acquisition. We held cash balances of $196.5 million at August 2, 2014 compared to $136.7 million at August 3, 2013. At August 2, 2014, we had no borrowings outstanding under the Asset-Based Revolving Credit Facility, no outstanding letters of credit and $720.0 million of unused borrowing availability. We believe that cash generated from our operations along with our cash balances and available sources of financing will enable us to meet our anticipated cash obligations during the next twelve months.

•
Recent development - On September 12, 2014, we entered into an agreement to acquire the MyTheresa.com global online luxury website and the Theresa flagship specialty store in Munich, Germany. The purchase price is approximately €150 million, subject to certain adjustments and an "earn-out" of up to €27.5 million per year for operating performance for each of calendar years 2015 and 2016. The transaction is expected to close later this calendar year, subject to regulatory approvals and other customary closing conditions. We plan to finance the acquisition through a combination of cash and debt.

•
Outlook - Economic conditions continue to improve and we believe will continue to be impacted by a number of factors, including the rate of economic growth, a rising stock market, a slowly improving housing market, high unemployment levels, uncertainty regarding governmental spending and tax policies and overall consumer confidence. As a result, we intend to operate our business in a way that balances these economic conditions and current business trends with our long-term initiatives and growth strategies.

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net revenues for the periods indicated.

	Thirty-nine weeks ended	Thirteen weeks ended	Fiscal year ended	Fiscal year ended	Fiscal year ended
	August 2, 2014	November 2, 2013	August 2, 2014	August 3, 2013 (a)	July 28, 2012
	(Successor)	(Predecessor)	(Combined)	(Predecessor)	(Predecessor)

Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs (excluding depreciation)	69.1	60.7	67.1	64.4	64.3
Selling, general and administrative expenses (excluding depreciation)	22.7	23.6	22.9	22.5	23.2
Income from credit card program	(1.1)	(1.3)	(1.1)	(1.1)	(1.2)
Depreciation expense	3.1	3.0	3.0	3.0	3.0
Amortization of intangible assets	2.9	0.6	2.4	0.6	0.7
Amortization of favorable lease commitments	1.1	0.4	0.9	0.4	0.4
Other expenses	2.1	10.1	3.9	0.5	0.3
Operating earnings	0.2	2.8	0.8	9.6	9.3
Interest expense, net	6.3	3.3	5.6	3.6	4.0
(Loss) earnings before income taxes	(6.0)	(0.5)	(4.7)	6.0	5.3
Income tax (benefit) expense	(2.4)	0.7	(1.7)	2.4	2.0
Net (loss) earnings	(3.6)%	(1.2)%	(3.0)%	3.5%	3.2%

(a)	Percentages related to fiscal year 2013 include the operating results of the 53rd week. Summary financial information with respect to the 53rd week of fiscal year 2013 is as follows:

(in millions)	Specialty Retail	Online	Total
Revenues	$47.5	$14.4	$61.9
Operating earnings	8.2	3.2	10.7
EBITDA	10.2	3.6	13.6

Set forth in the following table is certain summary information with respect to our operations for the periods indicated (figures may not sum due to rounding).

	Thirty-nine weeks ended	Thirteen weeks ended	Fiscal year ended	Fiscal year ended	Fiscal year ended
	August 2, 2014	November 2, 2013	August 2, 2014	August 3, 2013 (1)	July 28, 2012
(in millions, except sales per square foot and store count)	(Successor)	(Predecessor)	(Combined)	(Predecessor)	(Predecessor)

REVENUES
Specialty Retail Stores	$2,801.5	$889.3	$3,690.8	$3,616.9	$3,466.6
Online	908.7	239.8	1,148.5	1,031.3	878.8
Total	$3,710.2	$1,129.1	$4,839.3	$4,648.2	$4,345.4

OPERATING EARNINGS
Specialty Retail Stores	$288.6	$138.2	$426.9	$411.4	$391.2
Online	126.9	33.8	160.7	157.7	132.4
Corporate expenses	(43.1)	(12.9)	(56.0)	(46.7)	(53.2)
Other expenses	(76.3)	(113.7)	(190.1)	(23.1)	(11.5)
Corporate depreciation/amortization charges	(157.7)	(13.2)	(170.9)	(52.9)	(55.3)
Corporate amortization of inventory step-up	(129.6)	—	(129.6)	—	—
Total	$8.8	$32.1	$41.0	$446.4	$403.6

OPERATING PROFIT MARGIN
Specialty Retail Stores	10.3%	15.5%	11.6%	11.4%	11.3%
Online	14.0%	14.1%	14.0%	15.3%	15.1%
Total	0.2%	2.8%	0.8%	9.6%	9.3%

CHANGE IN COMPARABLE REVENUES (2)
Specialty Retail Stores	3.0%	4.5%	3.4%	2.2%	6.0%
Online	13.6%	10.4%	12.9%	15.7%	16.1%
Total	5.4%	5.7%	5.5%	4.9%	7.9%

SALES PER SQUARE FOOT (3)
Specialty Retail Stores	$441	$138	$579	$552	$535

STORE COUNT
Neiman Marcus and Bergdorf Goodman full-line stores:
Open at beginning of period	43	43	43	44	43
Opened during the period	—	—	—	—	1
Closed during the period	—	—	—	(1)	—
Open at end of period	43	43	43	43	44
Last Call stores:
Open at beginning of period	36	36	36	33	30
Opened during the period	2	—	2	3	4
Closed during the period	—	—	—	—	(1)
Open at end of period	38	36	38	36	33

NON-GAAP FINANCIAL MEASURES
EBITDA (4)	$270.8	$78.1	$348.9	$635.3	$583.8
Adjusted EBITDA (4)	$484.4	$193.2	$677.6	$671.5	$603.1

(1)	Fiscal year 2013 consists of the fifty-three weeks ended August 3, 2013, except where noted. In fiscal year 2013, we generated revenues of $61.9 million and EBITDA of $13.6 million in the 53rd week.

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

(4)
For an explanation of EBITDA and Adjusted EBITDA as measures of our operating performance and a reconciliation to net (loss) earnings, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measure — EBITDA and Adjusted EBITDA.”

Factors Affecting Our Results

Revenues.  We generate our revenues from the sale of high-end merchandise. Components of our revenues include:

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise. These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold. We received vendor allowances of $93.5 million (including $5.0 million for the Predecessor prior to the Acquisition) in fiscal year 2014, $90.2 million in fiscal year 2013 and $92.5 million in fiscal year 2012. The amounts of vendor allowances we receive fluctuate based on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during fiscal years 2014, 2013 or 2012.

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

Advertising costs consist primarily of 1) online marketing costs, 2) advertising costs incurred related to the production of the photographic content for our websites and 3) costs incurred related to the production, printing and distribution of our print catalogs and other promotional materials mailed to our customers. We receive advertising allowances from certain of our merchandise vendors. Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media. Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned. Advertising allowances aggregated approximately $51.4 million (including $20.0 million for the Predecessor prior to the Acquisition) in fiscal year 2014, $55.0 million in fiscal year 2013 and $53.1 million in fiscal year 2012.

We also receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendor’s merchandise. These allowances are netted against the related compensation expense that we incur. Amounts received from vendors related to compensation programs were $73.9 million (including $18.5 million for the Predecessor prior to the Acquisition) in fiscal year 2014, $72.2 million in fiscal year 2013 and $65.1 million in fiscal year 2012.

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

Income from credit card program.  We maintain a proprietary credit card program through which credit is extended to customers and have a related marketing and servicing alliance with affiliates of Capital One.  Pursuant to the Program

Agreement, Capital One currently offers credit cards and non-card payment plans under both the "Neiman Marcus" and "Bergdorf Goodman" brand names.

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

Fiscal Year Ended August 2, 2014 (Combined) Compared to Fiscal Year Ended August 3, 2013 (Predecessor)

Revenues.  Our revenues for fiscal year 2014 of $4,839.3 million increased by $191.1 million, or 4.1%, from $4,648.2 million in fiscal year 2013. The increase in revenues was due to increases in comparable revenues resulting from a higher level of customer demand, most notably in our Online segment. New stores generated revenues of $12.9 million in fiscal year 2014.

Comparable revenues for fiscal year 2014 were $4,826.4 million compared to $4,574.6 million for the fifty-two weeks ended July 27, 2013, representing an increase of 5.5%. Changes in comparable revenues, by quarter and by reportable segment, were:

	Fiscal year 2014			Fiscal year 2013
	Specialty Retail Stores	Online	Total	Specialty Retail Stores	Online	Total

First fiscal quarter	4.5%	10.4%	5.7%	3.5%	13.5%	5.4%
Second fiscal quarter	2.6	15.1	5.5	2.0	17.9	5.3
Third fiscal quarter	4.2	11.7	5.9	0.7	15.1	3.6
Fourth fiscal quarter	2.3	13.7	4.9	2.6	15.6	5.4
Total fiscal year	3.4	12.9	5.5	2.2	15.7	4.9

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for fiscal year 2014 was 67.1% of revenues compared to 64.4% of revenues for fiscal year 2013. COGS is further analyzed as follows:

	Fiscal year ended
	August 2, 2014 (Combined)		August 3, 2013 (Predecessor)
(in millions, except percentages)	$	% of revenues	$	% of revenues

COGS, as reported	$3,248.7	67.1%	$2,995.4	64.4%
Less: amortization of inventory step-up	(129.6)	(2.7)	—	—
COGS, before purchase accounting adjustments	$3,119.1	64.4%	$2,995.4	64.4%

In connection with purchase accounting, we valued the acquired inventories to their estimated fair value at the Acquisition date, which resulted in an increase in the carrying value of the acquired inventories by $129.6 million. As the acquired inventories were sold, they were charged to COGS at their Acquisition date fair values. COGS were increased by $129.6 million in fiscal year 2014 as a result of the sale of our acquired inventories, which resulted in the increase of COGS as a percentage of revenues by 2.7%.

COGS before purchase accounting adjustments were 64.4% of revenues in both fiscal year 2014 and fiscal year 2013. COGS before purchase accounting adjustments, as a percentage of revenues, was comparable to the prior fiscal year primarily due to:

•	increased product margins of approximately 0.4% of revenues primarily due to lower markdowns and promotional costs; and

•	the leveraging of buying and occupancy costs on higher revenues by 0.1% of revenues; offset by

•
higher delivery and processing net costs of approximately 0.5% of revenues as a result of lower shipping and handling revenues collected from our customers.  On October 1, 2013, we implemented free shipping/free returns for our Neiman Marcus and Bergdorf Goodman brands.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses as a percentage of revenues increased to 22.9% of revenues in fiscal year 2014 compared to 22.5% of revenues in fiscal year 2013. The net increase in SG&A expenses by 0.4% of revenues in fiscal year 2014 was primarily due to:

•	higher marketing and selling costs of approximately 0.3% of revenues incurred primarily in support of the growth of our online operation; and

•	higher current and long-term incentive compensation requirements of approximately 0.2% of revenues; partially offset by

•	favorable payroll and other costs of approximately 0.2% of revenues primarily due to the leveraging of these expenses on higher revenues.

Income from credit card program.  Income from our credit card program was $55.3 million, or 1.1% of revenues, in fiscal year 2014 compared to $53.4 million, or 1.1% of revenues, in fiscal year 2013.

Depreciation and amortization expenses.  Depreciation expense was $147.6 million, or 3.0% of revenues, in fiscal year 2014 compared to $141.5 million, or 3.0% of revenues, in fiscal year 2013. Amortization of intangible assets (primarily customer lists and favorable lease commitments) aggregated $160.3 million, or 3.3% of revenues, in fiscal year 2014 compared to $47.4 million, or 1.0% of revenues, in fiscal year 2013. The increases in depreciation and amortization expenses by 2.3% of revenues in fiscal year 2014 were due to higher asset values attributable to fair value adjustments to our assets recorded in connection with the purchase price allocation to reflect the Acquisition.

Other expenses.  Other expenses in fiscal year 2014 aggregated $190.1 million, or 3.9% of revenues, compared to $23.1 million, or 0.5% of revenues, in fiscal year 2013.  The increase in other expenses in fiscal year 2014 was primarily due to $162.7 million in transaction costs related to the Acquisition. In addition, we incurred approximately $12.6 million of expenses in fiscal year 2014 for costs related to the investigation of the Cyber-Attack, including legal fees, investigative fees, costs of communications with customers and credit monitoring services provided to customers. We expect to incur additional costs to investigate and remediate the Cyber-Attack in the foreseeable future. Such costs are not currently estimable but could be material to our future operating results.

Operating earnings.  We generated operating earnings of $41.0 million, or 0.8% of revenues, in fiscal year 2014 compared to operating earnings of $446.4 million, or 9.6% of revenues, in fiscal year 2013. An analysis of our operating earnings is as follows:

	Fiscal year ended
	August 2, 2014	August 3, 2013
(in millions)	(Combined)	(Predecessor)

Specialty Retail Stores (1)	$426.9	$411.4
Online (1)	160.7	157.7
Corporate expenses	(56.0)	(46.7)
Other expenses	(190.1)	(23.1)
Corporate depreciation/amortization charges	(170.9)	(52.9)
Corporate amortization of inventory step-up	(129.6)	—
Total operating earnings	$41.0	$446.4

(1) Segment operating earnings for our Specialty Retail Stores and Online segments do not reflect the impact of adjustments related to the application of purchase accounting including depreciation/amortization of long-term assets and amortization of inventory step-up.

Operating earnings for our Specialty Retail Stores segment were $426.9 million, or 11.6% of Specialty Retail Stores revenues, in fiscal year 2014 compared to $411.4 million, or 11.4% of Specialty Retail Stores revenues, for the prior fiscal year. The increase in operating margin as a percentage of revenues for our Specialty Retail Stores segment was primarily due to:

•	increased product margins primarily due to lower markdowns and promotional costs; partially offset by

•	higher current incentive compensation requirements.

Operating earnings for our Online segment were $160.7 million, or 14.0% of Online revenues, in fiscal year 2014 compared to $157.7 million, or 15.3% of Online revenues, for the prior fiscal year. The decrease in operating margin as a percentage of revenues for our Online segment was primarily the result of:

•
higher delivery and processing net costs as a result of our implementation of free shipping/free returns for our Neiman Marcus and Bergdorf Goodman brands on October 1, 2013 and the resulting lower shipping and handling revenues collected from our customers; partially offset by

•	leveraging of buying and occupancy costs and SG&A expenses on the higher level of revenues, net of marketing and selling costs incurred primarily in support of the growth of our online operation.

Corporate expenses, which are included in SG&A expenses, were $56.0 million in fiscal year 2014 compared to $46.7 million in fiscal year 2013. The increase in corporate expenses relates primarily to 1) favorable adjustments recorded in fiscal year 2013 related to our long-term incentive compensation plans and 2) a higher level of spending in the current year related to the continued investment in and expansion of our omni-channel capabilities.
Corporate depreciation/amortization charges, which are included in depreciation and amortization expenses, represent 1) the depreciation on the step-up in the carrying values of our property and equipment recorded in connection with purchase accounting and 2) the amortization of finite-lived intangible assets, primarily customer lists and favorable lease commitments, established in connection with purchase accounting. The increase in these charges from $52.9 million in fiscal year 2013 to $170.9 million in fiscal year 2014, as well as the $129.6 million amortization of inventory step-up recorded as a component of COGS in fiscal year 2014, are attributable to fair value adjustments to our assets recorded in connection with the purchase price allocation to reflect the Acquisition.

Interest expense.  Net interest expense was $270.1 million, or 5.6% of revenues, in fiscal year 2014 and $169.0 million, or 3.6% of revenues, for the prior fiscal year, reflecting the higher level of indebtedness incurred in connection with the Acquisition. The significant components of interest expense are as follows:

	Fiscal year ended
	August 2, 2014	August 3, 2013
(in thousands)	(Combined)	(Predecessor)

Asset-Based Revolving Credit Facility	$386	$—
Senior Secured Term Loan Facility	106,505	—
Cash Pay Notes	60,329	—
PIK Toggle Notes	41,240	—
2028 Debentures	8,906	9,004
Former Asset-Based Revolving Credit Facility	477	1,453
Former Senior Secured Term Loan Facility	22,521	108,489
Senior Subordinated Notes	—	19,031
Amortization of debt issue costs	19,583	8,404
Other, net	2,995	7,214
Capitalized interest	(770)	(237)
	$262,172	$153,358
Loss on debt extinguishment	7,882	15,597
Interest expense, net	$270,054	$168,955

In connection with the Refinancing Amendment with respect to the Senior Secured Term Loan Facility in fiscal year 2014, we incurred a loss on debt extinguishment of $7.9 million, which primarily consisted of the write-off of debt issuance costs incurred in connection with the initial issuance of the facility allocable to lenders that no longer participate in the facility subsequent to the refinancing.

In connection with the retirement of the Senior Subordinated Notes in fiscal year 2013, we incurred a loss on debt extinguishment of $15.6 million, which included 1) costs of $10.7 million related to the tender for and redemption of the Senior Subordinated Notes and 2) the write-off of $4.9 million of debt issuance costs related to the initial issuance of the Senior Subordinated Notes.

Income tax expense.  Our effective income tax rate for fiscal year 2014 was 35.8% compared to 41.0% for fiscal year 2013.  Our effective income tax rates exceeded the federal statutory rate primarily due to state income taxes and the non-deductible portion of transaction costs incurred in connection with the Acquisition in fiscal year 2014.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. During the second quarter of fiscal year 2013, the Internal Revenue Service (IRS) began its audit of our fiscal year 2010 and 2011 federal income tax returns and closed its audit of our fiscal year 2008 and 2009 income tax returns. During the second quarter of fiscal year 2014, the IRS began its audit of our fiscal year 2012 federal income tax return. With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2009. We believe our recorded tax liabilities as of August 2, 2014 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances. We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation. At this time, we do not believe such adjustments will have a material impact on our Consolidated Financial Statements.

Fiscal Year Ended August 3, 2013 (Predecessor) Compared to Fiscal Year Ended July 28, 2012 (Predecessor)

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

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses as a percentage of revenues decreased to 22.5% of revenues in fiscal year 2013 compared to 23.2% of revenues in fiscal year 2012. The decrease in SG&A expenses by 0.7% of revenues in fiscal year 2013 was primarily due to:

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

Income from credit card program.  Income from our credit card program was $53.4 million, or 1.1% of revenues, in fiscal year 2013 compared to $51.6 million, or 1.2% of revenues, in fiscal year 2012.

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

Other expenses. Other expenses in fiscal year 2013 aggregated $23.1 million, or 0.5% of revenues, compared to $11.5 million, or 0.3% of revenues, in fiscal year 2012. The increase in other expenses in fiscal year 2013 was primarily due to $13.1 million of our equity in the losses of our investment in a foreign e-commerce retailer.

Operating earnings.  Total operating earnings in fiscal year 2013 were $446.4 million, or 9.6% of revenues, compared to $403.6 million, or 9.3% of revenues, in fiscal year 2012. An analysis of our operating earnings is as follows:

	Fiscal year ended
(in millions)	August 3, 2013	July 28, 2012

Specialty Retail Stores (1)	$411.4	$391.2
Online (1)	157.7	132.4
Corporate expenses	(46.7)	(53.2)
Other expenses	(23.1)	(11.5)
Corporate depreciation/amortization charges	(52.9)	(55.3)
Total operating earnings	$446.4	$403.6

(1) Segment operating earnings for our Specialty Retail Stores and Online segments do not reflect either the impact of adjustments to revalue our assets and liabilities to estimated fair value in connection with purchase accounting.

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

Corporate expenses, which are included in SG&A expenses, were $46.7 million in fiscal year 2013 compared to $53.2 million in fiscal year 2012. The decrease in corporate expenses relates primarily to favorable adjustments recorded in fiscal year 2013 related to our long-term incentive compensation plans.

Corporate depreciation/amortization charges, which are included in depreciation and amortization expenses, were $52.9 million in fiscal year 2013 compared to $55.3 million in fiscal year 2012. The decrease in corporate depreciation/amortization charges is primarily due to certain short-lived intangible assets becoming fully amortized.

Interest expense.  Net interest expense was $169.0 million, or 3.6% of revenues, in fiscal year 2013 and $175.2 million, or 4.0% of revenues, for the prior fiscal year. Excluding the $15.6 million loss on debt extinguishment, net interest expense decreased by $21.9 million in fiscal year 2013 primarily attributable to the effects of the refinancing transactions executed in the second quarter of fiscal year 2013. The significant components of interest expense are as follows:

	Fiscal year ended
(in thousands)	August 3, 2013	July 28, 2012

2028 Debentures	$9,004	$8,906
Former Asset-Based Revolving Credit Facility	1,453	1,052
Former Senior Secured Term Loan Facility	108,489	98,989
Senior Subordinated Notes	19,031	51,873
Amortization of debt issue costs	8,404	8,457
Other, net	7,214	7,040
Capitalized interest	(237)	(1,080)
	$153,358	$175,237
Loss on debt extinguishment	15,597	—
Interest expense, net	$168,955	$175,237

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

Non-GAAP Financial Measure — EBITDA and Adjusted EBITDA

We present the financial performance measures of earnings before interest, taxes, depreciation and amortization (EBITDA) and Adjusted EBITDA because we use these measures to monitor and evaluate the performance of our business and believe the presentation of these measures will enhance investors’ ability to analyze trends in our business, evaluate our performance relative to other companies in our industry and evaluate our ability to service our debt.  EBITDA and Adjusted EBITDA are not prepared in accordance with GAAP.  Our computations of EBITDA and Adjusted EBITDA may vary from others in our industry.  In addition, we use performance targets based on Adjusted EBITDA as a component of the measurement of incentive compensation as described under “Executive Compensation—Compensation Discussion and Analysis—2014 Executive Officer Compensation.”

The non-GAAP measures of EBITDA and Adjusted EBITDA contain some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the credit agreements and indentures governing our Senior Secured Credit Facilities, the Cash Pay Notes and the PIK Toggle Notes, as applicable.  EBITDA and Adjusted EBITDA should not be considered as alternatives to operating earnings or net (loss) earnings as measures of operating performance.  In addition, EBITDA and Adjusted EBITDA are not prepared in accordance with, and should not be considered as alternatives to, cash flows as measures of liquidity.  EBITDA and Adjusted EBITDA have important limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.  For example, EBITDA and Adjusted EBITDA:

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

The following table reconciles net (loss) earnings as reflected in our Consolidated Statements of Operations prepared in accordance with GAAP to EBITDA and Adjusted EBITDA (figures may not sum due to rounding):

	Thirty-nine weeks ended	Thirteen weeks ended	Fiscal year ended	Fiscal year ended	Fiscal year ended	Fiscal year ended	Fiscal year ended
	August 2, 2014	November 2, 2013	August 2, 2014	August 3, 2013	July 28, 2012	July 30, 2011	July 31, 2010
(dollars in millions)	(Successor)	(Predecessor)	(Combined)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)

Net (loss) earnings	$(134.1)	$(13.1)	$(147.2)	$163.7	$140.1	$31.6	$(1.8)
Income tax (benefit) expense	(89.8)	7.9	(81.9)	113.7	88.3	17.7	(3.5)
Interest expense, net	232.7	37.3	270.1	169.0	175.2	280.5	237.1
Depreciation expense	113.3	34.2	147.6	141.5	130.1	132.4	141.8
Amortization of intangible assets and favorable lease commitments	148.6	11.7	160.3	47.4	50.1	62.5	73.3
EBITDA	$270.8	$78.1	$348.9	$635.3	$583.8	$524.7	$446.9
EBITDA as a percentage of revenues	7.3%	6.9%	7.2%	13.7%	13.4%	13.1%	12.1%
Other expenses	76.3	113.7	190.1	23.1	11.5	10.0	9.2
Amortization of inventory step-up	129.6	—	129.6	—	—	—	—
Non-cash stock-based compensation expense	6.3	2.5	8.8	9.7	6.9	3.9	10.1
Advisory fees and other	1.4	(1.1)	0.2	3.4	0.9	(5.2)	(5.9)
Adjusted EBITDA	$484.4	$193.2	$677.6	$671.5	$603.1	$533.4	$460.3
Adjusted EBITDA as a percentage of revenues	13.1%	17.1%	14.0%	14.4%	13.9%	13.3%	12.5%
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

We purchase a substantial portion of our inventory from foreign suppliers whose costs are affected by the fluctuation of their local currency against the dollar or who price their merchandise in currencies other than the dollar. We source goods from numerous countries and thus are affected by changes in numerous currencies and, generally, by fluctuations in the U.S. dollar relative to such currencies. Fluctuations in the Euro-U.S. dollar exchange rate affect us most significantly. Changes in the value of the dollar relative to foreign currencies may increase the retail prices of goods offered for sale and/or increase our cost of goods sold. If our customers reduce their levels of spending in response to increases in retail prices and/or we are unable to pass such cost increases to our customers, our revenues, gross margins, and ultimately our earnings, could decrease. Foreign currency fluctuations could have a material adverse effect on our business, financial condition and results of operations in the future.

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

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of inventories. We have typically financed our cash requirements with available cash balances, cash flows from operations and, if necessary, with cash provided from borrowings under our Asset-Based Revolving Credit Facility. We have no outstanding borrowings under our Asset-Based Revolving Credit Facility at August 2, 2014.

We believe that operating cash flows, cash balances, available vendor payment terms and amounts available pursuant to the Asset-Based Revolving Credit Facility will be sufficient to fund our cash requirements through the end of fiscal year 2015, including merchandise purchases, anticipated capital expenditure requirements, debt service requirements, income tax payments and obligations related to our Pension Plan.

Cash and cash equivalents were $196.5 million at August 2, 2014 compared to $136.7 million at August 3, 2013, an increase of $59.8 million. Net cash provided by our operating activities was $295.7 million in fiscal year 2014 compared to $349.4 million in fiscal year 2013. The decrease in cash provided by our operating earnings is primarily attributable to costs incurred in connection with the Acquisition partially offset by higher levels of cash generated from operating activities. In connection with the Acquisition, we incurred cash payments of approximately $147.3 million to fund costs and expenses incurred as a result of the Acquisition.

Net cash used for investing activities was $3,527.6 million in fiscal year 2014 compared to $156.5 million in fiscal year 2013. The increase in net cash used for investing activities was primarily due to the Acquisition. We incurred capital expenditures in both fiscal years 2014 and 2013 related to remodels of our Michigan Avenue and Oak Brook Neiman Marcus stores and information technology enhancements. Currently, we project gross capital expenditures for fiscal year 2015 to be approximately $310 to $330 million. Net of developer contributions, capital expenditures for fiscal year 2015 are projected to be approximately $275 to $295 million.

Net cash provided by financing activities was $3,291.7 million in fiscal year 2014 compared to net cash used of $105.4 million in fiscal year 2013. Proceeds from debt incurred in connection with the Acquisition, net of debt issuance costs, aggregated $4,437.6 million and cash equity contributions received in connection with the Acquisition aggregated $1,556.5 million. Also in connection with the Acquisition, we repaid outstanding borrowings under our Former Asset-Based Revolving Credit Facility and Former Senior Secured Term Loan Facility. Net cash used for financing activities in fiscal year 2013 reflects the impact of the refinancing transactions executed during the second quarter of fiscal year 2013 related to our former credit facilities.

Subject to applicable restrictions in our credit agreements and indentures, we or our affiliates, at any time and from time to time, may purchase, redeem or otherwise retire our outstanding debt securities, including through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices, as well as with such consideration, as we, or any of our affiliates, may determine.

Financing Structure at August 2, 2014

Our major sources of funds are comprised of vendor payment terms, the $800.0 million Asset-Based Revolving Credit Facility, the $2,927.9 million Senior Secured Term Loan Facility, $960.0 million Cash Pay Notes, $600.0 million PIK Toggle Notes, $125.0 million 2028 Debentures and operating leases.

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

The purpose of the above transactions was in part to facilitate the Acquisition by the Sponsors on October 25, 2013.

Asset-Based Revolving Credit Facility.  At August 2, 2014, we had an Asset-Based Revolving Credit Facility providing for a maximum committed borrowing capacity of $800.0 million.  The Asset-Based Revolving Credit Facility matures on October 25, 2018.  On August 2, 2014, we had no borrowings outstanding under this facility, no outstanding letters of credit and $720.0 million of unused borrowing availability.

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

See Note 7 of the Notes to Consolidated Financial Statements in Item 15, which contains a further description of the terms of the Asset-Based Revolving Credit Facility.

Senior Secured Term Loan Facility.  At August 2, 2014, the outstanding balance under the Senior Secured Term Loan Facility was $2,927.9 million.  The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

 Depending on our senior secured first lien net leverage ratio as defined in the credit agreement governing the Senior Secured Term Loan Facility, we could be required to prepay outstanding term loans from a certain portion of our annual excess cash flow, as defined in the credit agreement.  Required excess cash flow payments commence at 50% of our annual excess cash flow (which percentage will be reduced to 25% if our senior secured first lien net leverage ratio is equal to or less than 4.0 to 1.0 but greater than 3.5 to 1.0 and will be reduced to 0% if our senior secured first lien net leverage ratio is equal to or less than 3.5 to 1.0).  We also must offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the proceeds of certain asset sales under certain circumstances.

The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.25% at August 2, 2014.

See Note 7 of the Notes to Consolidated Financial Statements in Item 15, which contains a further description of the terms of the Senior Secured Term Loan Facility.

Cash Pay Notes.  We have outstanding $960.0 million aggregate principal amount of 8.00% Cash Pay Notes. Our Cash Pay Notes mature on October 15, 2021.

See Note 7 of the Notes to Consolidated Financial Statements in Item 15, which contains a further description of the terms of the Cash Pay Notes.

PIK Toggle Notes.  We have outstanding $600.0 million aggregate principal amount of 8.75%/9.50% PIK Toggle Notes. Our PIK Toggle Notes mature on October 15, 2021.

See Note 7 of the Notes to Consolidated Financial Statements in Item 15, which contains a further description of the terms of the Cash Pay Notes.

2028 Debentures.  We have outstanding $125.0 million aggregate principal amount of 7.125% 2028 Debentures (the 2028 Debentures). Our 2028 Debentures mature on June 1, 2028.

See Note 7 of the Notes to Consolidated Financial Statements in Item 15, which contains a further description of the terms of the 2028 Debentures.

Interest Rate Caps.  At August 2, 2014, we had outstanding floating rate debt obligations of $2,927.9 million. We have entered into interest rate cap agreements which cap LIBOR at 2.50% for an aggregate notional amount of $1,000.0 million from December 2012 through December 2014 and at 3.00% for an aggregate notional amount of $1,400.0 million from December 2014 through December 2016 to hedge the variability of our cash flows related to a portion of our floating rate indebtedness. In the event LIBOR is less than the capped rate, we will pay interest at the lower LIBOR rate. In the event LIBOR is higher than the capped rate, we will pay interest at the capped rate.

Contractual Obligations and Commitments

The following table summarizes our estimated significant contractual cash obligations at August 2, 2014:

	Payments Due by Period
(in thousands)	Total	Fiscal Year 2015	Fiscal Years 2016-2017	Fiscal Years 2018-2019	Fiscal Year 2020 and Beyond

Contractual obligations:
Senior Secured Term Loan Facility (1)	$2,927,912	$29,426	$58,853	$58,853	$2,780,780
Cash Pay Notes	960,000	—	—	—	960,000
PIK Toggle Notes	600,000	—	—	—	600,000
2028 Debentures	125,000	—	—	—	125,000
Interest requirements (2)	2,021,000	262,200	550,100	618,400	590,300
Lease obligations	906,400	64,600	122,300	105,700	613,800
Minimum pension funding obligation (3)	171,200	—	13,700	48,100	109,400
Other long-term liabilities (4)	75,200	6,600	14,000	15,200	39,400
Construction and purchase commitments (5)	1,550,700	1,431,800	118,900	—	—
	$9,337,412	$1,794,626	$877,853	$846,253	$5,818,680

(1)	The above table does not reflect voluntary prepayments or future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

(2)
The cash obligations for interest requirements reflect (a) interest requirements on our fixed-rate debt obligations at their contractual rates, with interest paid entirely in cash with respect to the PIK Toggle Notes, and (b) interest requirements on floating rate debt obligations at rates in effect at August 2, 2014.  Borrowings pursuant to the Senior Secured Term Loan Facility bear interest at floating rates, primarily based on LIBOR, but in no event less than a floor rate of 1.00%, plus applicable margins.  As a consequence of the LIBOR floor rate, we estimate that a 1% increase in LIBOR would not significantly impact our annual interest requirements during fiscal year 2015.

(3)
At August 2, 2014 (the most recent measurement date), our actuarially calculated projected benefit obligation for our Pension Plan was $592.9 million and the fair value of the assets was $403.0 million resulting in a net liability of $189.9 million, which is included in other long-term liabilities at August 2, 2014.  Our policy is to fund the Pension

Plan at or above the minimum amount required by law.  We made no voluntary contributions to our Pension Plan in fiscal year 2014 and made voluntary contributions of $25.0 million in fiscal year 2013.  As of August 2, 2014, we do not believe we will be required to make contributions to the Pension Plan for fiscal year 2015.

(4)
Included in other long-term liabilities at August 2, 2014 are our liabilities for our SERP and Postretirement Plans aggregating $118.1 million.  Our scheduled obligations with respect to our SERP Plan and Postretirement Plan liabilities consist of expected benefit payments through 2024, as currently estimated using information provided by our actuaries.  Also included in other long-term liabilities at August 2, 2014 are our liabilities related to 1) uncertain tax positions (including related accruals for interest and penalties) of $7.6 million and 2) other obligations aggregating $31.8 million, primarily for employee benefits.  Future cash obligations related to these liabilities are not currently estimable.

(5)                                Construction commitments relate primarily to obligations pursuant to contracts for the construction of new stores and the renovation of existing stores expected as of August 2, 2014.  These amounts represent the gross construction costs and exclude developer contributions of approximately $97.5 million, which we expect to receive pursuant to the terms of the construction contracts.

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

The following table summarizes the expiration of our other significant commercial commitments outstanding at August 2, 2014:

	Amount of Commitment by Expiration Period
(in thousands)	Total	Fiscal Year 2015	Fiscal Years 2016-2017	Fiscal Years 2018-2019	Fiscal Years 2020 and Beyond

Other commercial commitments:
Asset-Based Revolving Credit Facility (1)	$800,000	$—	$—	$800,000	$—
Surety bonds	4,739	4,573	166	—	—
	$804,739	$4,573	$166	$800,000	$—

(1)
As of August 2, 2014, we had no borrowings outstanding under our Asset-Based Revolving Credit Facility, no outstanding letters of credit and $720.0 million of unused borrowing availability.  Our working capital requirements are greatest in the first and second fiscal quarters as a result of higher seasonal requirements.  See “—Financing Structure at August 2, 2014—Asset-Based Revolving Credit Facility” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality.”

In addition to the items presented above, our other principal commercial commitments are comprised of common area maintenance costs, tax and insurance obligations and contingent rent payments.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, other than operating leases entered into in the normal course of business, during fiscal year 2014. See Note 15 of the Notes to Consolidated Financial Statements in Item 15 for more information about our operating leases.

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

Critical Accounting Policies

Our accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements in Item 15 of this Annual Report.  As disclosed in Note 1 of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions about future events.  These estimates and assumptions affect the amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of our audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.  Our current estimates are subject to change if different assumptions as to the outcome of future events were made.  We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances.  We make adjustments to our assumptions and judgments when facts and circumstances dictate.  Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used in preparing the accompanying audited Consolidated Financial Statements.

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

Revenues are reduced when customers return goods previously purchased. We maintain reserves for anticipated sales returns primarily based on our historical trends related to returns by our customers. Our reserves for anticipated sales returns aggregated $38.9 million at August 2, 2014 and $37.4 million at August 3, 2013. As the vast majority of merchandise returns are made in less than 30 days after the sales transaction, we believe the risk that differences between our estimated and actual returns is minimal and will not have a material impact on our Consolidated Financial Statements.

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

The areas requiring significant management judgment related to the valuation of our inventories include 1) setting the original retail value for the merchandise held for sale, 2) recognizing merchandise for which the customer’s perception of value has declined and appropriately marking the retail value of the merchandise down to the perceived value and 3) estimating the shrinkage that has occurred between physical inventory counts. These judgments and estimates, coupled with the averaging processes within the retail method can, under certain circumstances, produce varying financial results. Factors that can lead to different financial results include 1) determination of original retail values for merchandise held for sale, 2) identification of declines in perceived value of inventories and processing the appropriate retail value markdowns and 3) overly optimistic or conservative estimation of shrinkage. In prior years, we have not made material changes to our estimates of shrinkage or markdown requirements on inventories held as of the end of our fiscal years. We do not believe that changes in the assumptions and estimates, if any, used in the valuation of our inventories at August 2, 2014 will have a material effect on our future operating performance.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise. These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold. We received vendor allowances of $93.5 million (including $5.0 million for the Predecessor period prior to the Acquisition) in fiscal year 2014, $90.2 million in fiscal year 2013 and $92.5 million in fiscal year 2012. The amounts of vendor allowances we receive fluctuate based on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during any of the periods presented.

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

•
estimated market royalty rates that could be derived from the licensing of our tradenames to third parties to establish the cash flows accruing to the benefit of the Company as a result of our ownership of our tradenames; and

•	rates, based on our estimated weighted average cost of capital, used to discount the estimated cash flow projections to their present value (or estimated fair value).

If the recorded carrying value of the tradename exceeds its estimated fair value, an impairment charge is recorded to write the tradename down to its estimated fair value. We currently estimate that the fair value of our tradenames decreases by approximately $382 million for each 0.5% decrease in market royalty rates and by approximately $96 million for each 0.25% increase in the weighted average cost of capital.

The assessment of the recoverability of the goodwill associated with our Neiman Marcus stores, Bergdorf Goodman stores, Last Call stores and online reporting units involves a two-step process. The first step requires the comparison of the estimated enterprise fair value of each of our reporting units to its recorded carrying value. We estimate the enterprise fair value based on discounted cash flow techniques. If the recorded carrying value of a reporting unit exceeds its estimated enterprise fair value in the first step, a second step is performed in which we allocate the enterprise fair value to the fair value of the reporting unit’s net assets. The second step of the impairment testing process requires, among other things, the estimation of the fair values of substantially all of our tangible and intangible assets. Any enterprise fair value in excess of amounts allocated to such net assets represents the implied fair value of goodwill for that reporting unit. If the recorded goodwill balance for a reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded to write goodwill down to its fair value. We currently estimate that a 5% decrease in the estimated fair value of the net assets of each of our reporting units as compared to the values used in the preparation of these financial statements would decrease the excess of fair value over the carrying value by approximately $326 million. In addition, we currently estimate that the fair value of our goodwill decreases by approximately $276 million for each 0.25% increase in the discount rate used to estimate fair value.

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

Leases.  We lease certain retail stores and office facilities. Stores we own are often subject to ground leases. The terms of our real estate leases, including renewal options, range from two to 130 years. Most leases provide for monthly fixed minimum rentals or contingent rentals based upon sales in excess of stated amounts and normally require us to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs. For leases that contain predetermined, fixed calculations of minimum rentals, we recognize rent expense on a straight-line basis over the lease term. We recognize contingent rent expenses when it is probable that the sales thresholds will be reached during the year.

Benefit Plans.  We sponsor a defined benefit Pension Plan, an unfunded supplemental executive retirement plan (SERP Plan) which provides certain employees additional pension benefits and a postretirement plan providing eligible employees limited postretirement health care benefits (Postretirement Plan). In calculating our obligations and related expense, we make various assumptions and estimates, after consulting with outside actuaries and advisors. The annual determination of expense involves calculating the estimated total benefits ultimately payable to plan participants. We use the traditional unit credit method in recognizing pension liabilities. The Pension Plan, SERP Plan and Postretirement Plan are valued annually as of the end of each fiscal year. As of the third quarter of fiscal year 2010, benefits offered to all employees under our Pension Plan and SERP Plan were frozen.

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

Significant assumptions utilized in the calculation of our projected benefit obligations as of August 2, 2014 and future expense requirements for our Pension Plan, SERP Plan and Postretirement Plan, and sensitivity analysis related to changes in these assumptions, are as follows:

			Using Sensitivity Rate
	Actual Rate	Sensitivity Rate Increase/(Decrease)	(Decrease)/ Increase in Liability (in millions)	Increase in Expense (in millions)
Pension Plan:
Discount rate	4.35%	0.25%	$(20.3)	$0.5
Expected long-term rate of return on plan assets	6.50%	(0.50)%	N/A	$1.9
SERP Plan:
Discount rate	4.20%	0.25%	$(3.2)	$0.1
Postretirement Plan:
Discount rate	4.25%	0.25%	$(0.3)	$—
Ultimate health care cost trend rate	5.00%	1.00%	$1.4	$0.1

Stock Compensation.  At the date of grant, the stock option exercise price equals or exceeds the fair market value of Parent's common stock.  Because Parent is privately held and there is no public market for its common stock, the fair market value of Parent's common stock is determined by our Compensation Committee at the time option grants are awarded.  In determining the fair market value of Parent's common stock, the Compensation Committee considers such factors as any recent transactions involving Parent's common stock, the Company’s actual and projected financial results, the principal amount of the Company’s indebtedness, valuations of the Company performed by third parties and other factors it believes are material to the valuation process.

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, which is effective for us as of the first quarter of fiscal year 2018 using one of two retrospective application methods. We are currently evaluating the application method and the impact of adopting this new accounting guidance on our Consolidated Financial Statements.

We do not expect that any other recently issued accounting pronouncements will have a material impact on our financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in interest rates. We do not enter into derivative financial instruments for trading purposes. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. We are exposed to interest rate risk through our borrowing activities, which are described in Note 7 of the Notes to Consolidated Financial Statements.

At August 2, 2014, we had outstanding floating rate debt obligations of $2,927.9 million consisting of outstanding borrowings under our Senior Secured Term Loan Facility. Borrowings pursuant to the Senior Secured Term Loan Facility bear interest at floating rates, primarily based on LIBOR, but in no event less than a floor rate of 1.00%, plus applicable margins. The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.25% at August 2, 2014. A further description of the terms of the Senior Secured Term Loan Facility are set forth in Note 7 of the Notes to Consolidated Financial Statements.

We have entered into interest rate cap agreements which cap LIBOR at 2.50% for an aggregate notional amount of $1,000.0 million from December 2012 through December 2014 and at 3.00% for an aggregate notional amount of $1,400.0 million from December 2014 through December 2016 to hedge the variability of our cash flows related to a portion of our floating rate indebtedness. In the event LIBOR is less than the capped rate, we will pay interest at the lower LIBOR rate. In the event LIBOR is higher than the capped rate, we will pay interest at the capped rate. As of August 2, 2014, three-month LIBOR was 0.23%. As a consequence of the LIBOR floor rate described above, we estimate that a 1% increase in LIBOR would not significantly impact our annual interest requirements during fiscal year 2015.

The effects of changes in the U.S. equity and bond markets serve to increase or decrease the value of pension plan assets, resulting in increased or decreased cash funding by us. We seek to manage exposure to adverse equity and bond returns by maintaining diversified investment portfolios and utilizing professional investment managers.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements of the Company and supplementary data are included as pages F-1 through F-50 at the end of this Annual Report on Form 10-K:

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

a.	Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of August 2, 2014, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and

Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the SEC’s rules and forms.

b.	Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of August 2, 2014.  During its assessment, management did not identify any material weaknesses in our internal control over financial reporting.  Our independent registered public accounting firm, Ernst & Young LLP, has audited our Consolidated Financial Statements and has issued an attestation report on the effectiveness of our internal controls over financial reporting as of August 2, 2014.

c.	Changes in Internal Control Over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems.  No change occurred in our internal controls over financial reporting during the quarter ended August 2, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding the Company’s executive officers and members of the Board of Directors of Parent (the Parent Board), the sole member of Holdings, which in turn is the sole member of the Company, as of August 2, 2014.

Name	Age	Position with Company
Karen W. Katz	57	Director, President and Chief Executive Officer
James E. Skinner	61	Executive Vice President, Chief Operating Officer, and Chief Financial Officer
James J. Gold	50	President, Chief Merchandising Officer
John E. Koryl	44	President, Neiman Marcus Stores and Online
Joshua G. Schulman	42	President of Bergdorf Goodman
Wanda M. Gierhart	50	Senior Vice President, Chief Marketing Officer
Wayne A. Hussey	63	Senior Vice President, Properties and Store Development
Michael R. Kingston	47	Senior Vice President and Chief Information Officer
Thomas J. Lind	58	Senior Vice President, Corporate Business Strategy, Properties and Store Development
Tracy M. Preston	48	Senior Vice President and General Counsel
Stacie R. Shirley	45	Senior Vice President, Finance and Treasurer
T. Dale Stapleton	56	Senior Vice President and Chief Accounting Officer
Joseph N. Weber	47	Senior Vice President, Chief Human Resources Officer
Nora Aufreiter	54	Director
Norman Axelrod	62	Director
Philippe Bourguignon	66	Director
Adam Brotman	44	Director
Shane Feeney	44	Director
Vic Gundotra	46	Director
David Kaplan	46	Director
Scott Nishi	39	Director
Adam Stein	38	Director

Executive Officers

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

James E. Skinner.  Mr. Skinner serves as our Executive Vice President, Chief Operating Officer, and Chief Financial Officer. In 2007 he was appointed a member of the Office of the Chairman and elected Chief Operating Officer and Executive Vice President in 2010. From October 2005 to October 2007, he served as Senior Vice President and Chief Financial Officer. From October 2001 to October 2005, he served as Senior Vice President and Chief Financial Officer of The Neiman Marcus Group, Inc. From August 2000 through December 2000, Mr. Skinner served as Senior Vice President and Chief Financial Officer of Caprock Communications Corp. and from 1994 until 2000 he served as Executive Vice President, Chief Financial Officer and Treasurer of CompUSA Inc. Mr. Skinner serves on the board of directors of Fossil, Inc., a global design, marketing and distribution company that specializes in consumer fashion accessories.

James J. Gold.  In April 2014, Mr. Gold was elected President, Chief Merchandising Officer with responsibility for leading our merchandising and planning organization for Neiman Marcus Stores and online. His prior service includes President and Chief Executive Officer of Specialty Retail from October 2010 to April 2014 and from May 2004 to October 2010, President and Chief Executive Officer of Bergdorf Goodman. Mr. Gold served as Senior Vice President, General Merchandise Manager of Neiman Marcus Stores from December 2002 to May 2004, as Division Merchandise Manager from June 2000 to December 2002, and as Vice President of the Neiman Marcus Last Call Clearance Division from March 1997 to June 2000.

John E. Koryl.  Mr. Koryl was elected President, Neiman Marcus Stores and Online in April 2014 responsible for store operations and sales, e-commerce domestic and international operations and sales, site merchandising, site optimization and customer care. From June 2011 to April 2014, he served as President of Neiman Marcus Direct. From August 2009 until June 2011, he held the position of Senior Vice President, eCommerce Marketing & Analytics at Williams-Sonoma, Inc., a premier specialty retailer of home furnishings. From September 2006 until August 2009, he was Senior Director, Marketing Solutions with eBay, Inc., an online auction and shopping website, and held various other managerial positions with eBay, Inc. since June 2005. Mr. Koryl is also currently a director of Guitar Center Holdings, Inc., a musical instruments retailer, and has previously served on the board of Petco Animal Supplies, Inc.

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

Wanda M. Gierhart.  Ms. Gierhart joined us in August 2009 as Senior Vice President, Chief Marketing Officer. From 2007 to 2009, she served as President and Chief Executive Officer of TravelSmith Outfitters, Inc., a travel apparel and accessory retailer, and from 2004 to 2006 she served as Executive Vice President, Chief Marketing and Merchandising Officer of Design Within Reach, Inc., a multichannel furniture retailer.

Wayne A. Hussey.  Mr. Hussey has served as our Senior Vice President, Properties and Store Development since October 22, 2007. From May 1999 to October 2007, he served as Senior Vice President, Properties and Store Development of Neiman Marcus Stores. Mr. Hussey retired effective August 1, 2014.

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

Thomas J. Lind.  Mr. Lind was appointed Senior Vice President, Corporate Strategy, Properties and Store Development effective August 1, 2014 upon the retirement of Mr. Hussey. He was appointed Senior Vice President, Corporate Strategies in July 2013 and from 2010 to July 2013 he served as Senior Vice President, Program Management. Since joining us in 1983, he has served in various executive positions including Senior Vice President, Managing Director, Last Call from 2009 until 2010; Senior Vice President, Director of Stores and Store Operations from 2006 until 2009; and Senior Vice President, Director of Stores from 2000 until 2006. From August 2012 until July 2013, Mr. Lind was on assignment as Chief Operating Officer of Glamour Sales Holdings Limited, a privately held e-commerce company based in Hong Kong.

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

Joseph N. Weber.  Mr. Weber joined us on September 4, 2012 as Senior Vice President, Chief Human Resources Officer. Prior to joining us, he held various positions at Bank of America Corporation since 2006, most recently Head, Human Resources Europe, Middle East, Africa, Latin America and Canada. Previously he was with Dell, Inc. from 2000 until 2006 and General Electric Company from 1995 until 2000.

Directors

Information pertaining to Ms. Katz may be found above in the section entitled “—Executive Officers.”

Nora Aufreiter. Ms. Aufreiter has served as a member of our Parent Board since January 2014. She is a Director Emeritus of McKinsey and Company, retiring in June 2014 after more than 27 years as a Director and senior partner. During her years at McKinsey, Nora worked with major retailers, financial institutions and other consumer-facing companies in the U.S., Canada and internationally. Over the course of her career she led the North American Retail practice, the Toronto office, as well as McKinsey’s Digital, Omni Channel and Branding service lines. Nora also serves on the board of directors of Cadillac Fairview, one of North America’s largest owners, operators and developers of commercial real estate, and on the board of directors of Scotiabank, Canada's most international bank with operations in over 55 countries. Ms. Aufreiter began her career at Bank of America as a corporate finance officer. She has an M.B.A. from the Harvard Business School and a H.B.A. from The University of Western Ontario’s Ivey School of Business. Ms. Aufreiter’s digital, omni channel, branding and retail experience will greatly enhance the Parent Board’s effectiveness.

Norman Axelrod. Mr. Axelrod has served a member of our Parent Board since October 2013. Beginning in 1988, Mr. Axelrod served as Chief Executive Officer and a member of the board of directors of Linens ‘n Things, Inc., a retailer of home textiles, housewares and decorative home accessories, was appointed as Chairman of its board of directors in 1997, and served in such capacities until its acquisition in February 2006. Mr. Axelrod is also the Chairman of the boards of directors of Guitar Center Holdings, Inc., a musical instruments retailer, and the parent entity of Floor and Decor Outlets of America, Inc., a specialty retailer of hard surface flooring and related accessories, and serves on the boards of directors of the parent entities of Smart & Final Stores LLC, a warehouse‑style food and supply retailer, 99 Cents Only Stores LLC, a deep‑discount retailer, and Jaclyn, Inc., a handbags and apparel company. Mr. Axelrod has also previously served as the Chairman of the boards of directors of GNC Holdings, Inc., National Bedding Company LLC, and Simmons Company and as a member of the boards of directors of Reebok International Ltd. and Maidenform Brands, Inc. Mr. Axelrod, through his consulting entity, NAX 18, LLC, has provided consulting services to certain Ares entities. Mr. Axelrod received a B.S. in Management and Marketing from Lehigh University where he graduated summa cum laude and an M.B.A. from New York University. Mr. Axelrod’s vast experience led to the conclusion that he should serve as a member of our board of directors.

Philippe Bourguignon. Mr. Bourguignon was elected a member of our Parent Board on April 30, 2014. He serves as Vice Chairman of Revolution Places LLC and CEO of Exclusive Resorts. He also acts as Chairman of Miraval Resort, an acclaimed resort located in northern Tucson, Arizona. Prior to joining Revolution Places, Mr. Bourguignon was co-CEO of the Davos-based World Economic Forum in 2003 and 2004 and Chairman and CEO of Euro Disney. He served previously as chairman and CEO of Club Med. Mr. Bourguignon began his career in tourism with the Accor group, one of the largest hotel groups in the world. During his 14-year tenure with Accor, he served as vice president of Development for Asia/Middle East and executive vice president of North America before being promoted to president of Accor for the Asia/Pacific region. Mr. Bourguignon currently serves on the board of directors of Vinfolio, Inc. He previously served as a member of the board of directors for Zipcar and eBay. Mr. Bourguignon’s qualifications to serve on our board of directors include his broad-based knowledge of luxury brands, entrepreneurial spirit and keen sense of business acumen.

Adam Brotman. Mr. Brotman was elected as a member of our Parent Board in April 2014. He is chief digital officer for Starbucks Coffee Company where he serves as a key member of Starbucks senior leadership team. Prior to joining Starbucks in April 2009, Mr. Brotman held several key leadership positions at leading digital media companies, and most recently was CEO of Barefoot Yoga Company. He served as Senior Vice President at Corbis, and founded PlayNetwork, Inc., a leading provider of in-store digital media and entertainment services for businesses worldwide. Mr. Brotman holds a Bachelor of Arts degree from the University of California, Los Angeles, and a Juris Doctor from the University of Washington. He serves on several corporate and non-profit boards including the University of Washington Master of Communication in Digital Media advisory board. He previously served on the board of directors of PlayNetwork, Inc. Mr. Brotman’s vast experience in today’s technology and social media is a great asset to our omni-channel brand.

Shane Feeney. Mr. Feeney has served a member of our Parent Board since October 2013. He is a Managing Director and Head of Direct Private Equity at CPPIB Equity. In 2010, Mr. Feeney joined CPPIB Equity from Bridgepoint Capital Limited in London, U.K. Prior to joining Bridgepoint Capital Limited, Mr. Feeney was a partner and founding member of Hermes Private Equity Limited’s direct investing business where he was involved in several U.K. private equity investments between 2003 and 2009. From 1998 through 2003, Mr. Feeney was an Associate Director with Morgan Grenfell Private Equity Limited in London where he worked on numerous European private equity transactions from origination to exit across multiple industry sectors. Mr. Feeney previously served on the board of directors of the parent entities of 99 Cents Only Stores LLC, Air Distribution Technologies, Inc., The Gates Corporation and Livingston International, Inc., and Tomkins Building Products, Inc. Mr. Feeney has also served on the board of directors of Tomkins Building Products, Inc. Mr. Feeney received a B.A. in

Economics from Dartmouth College and an M.B.A. from INSEAD. Mr. Feeney’s financial expertise, as well as experience as a private equity investor evaluating and managing investments in companies across various industries and as a member of the boards of directors of other private companies, led to the conclusion that he should serve as a member of our board of directors.

Vic Gundotra. Mr. Gundotra was elected a member of our Parent Board on April 30, 2014. He served as senior vice president at Google from 2011 until April 2014, heading up the company’s social initiatives, including Google+. He joined Google in 2007 as vice president of engineering, where he was responsible for mobile application development, including product management and marketing. He also led the company’s developer evangelism and application development efforts. Prior to Google, Mr. Gundotra spent 15 years at Microsoft, Inc. where he worked on a variety of products and operating systems, including Windows 3.0, NT, Windows XP, and Vista. He was recognized by MIT as a “Young Innovator under 35” for his work in sparking Microsoft’s change from Win32 to the .NET programming model. More recently, Mr. Gundotra was general manager of Microsoft’s developer outreach efforts worldwide, including evangelism and strategy for products like Windows Vista, Visual Studio, Microsoft Office, Microsoft CRM and Windows Mobile. He holds several patents in the area of distributed computing and identity-based access to cloud resources. Mr. Gundotra’s technological background will greatly enhance our omni-channel initiatives.

David B. Kaplan. Mr. Kaplan has served as a member of our Parent Board since October 2013, including as Chairman since December 2013. Mr. Kaplan is a Co‑Founder of Ares and a Director and Senior Partner of Ares Management GP LLC, Ares’ general partner. He is a Senior Partner of Ares, Co‑Head of its Private Equity Group and a member of its Management Committee. Mr. Kaplan joined Ares in 2003 from Shelter Capital Partners, LLC, where he was a Senior Principal from June 2000 to April 2003. From 1991 through 2000, Mr. Kaplan was affiliated with, and a Senior Partner of, Apollo Management, L.P. and its affiliates, during which time he completed multiple private equity investments from origination through exit. Prior to Apollo Management, L.P., Mr. Kaplan was a member of the Investment Banking Department at Donaldson, Lufkin & Jenrette Securities Corp., an investment banking and securities firm. Mr. Kaplan currently serves as Chairman of the boards of directors of the parent entities of 99 Cents Only Stores LLC, a deep‑discount retailer, and Smart & Final Stores LLC, a warehouse‑style food and supply retailer, and as a member of the board of directors of Floor and Décor Outlets of America, Inc., a specialty retailer of hard surface flooring and related accessories, and Guitar Center Holdings, Inc., a musical instruments retailer. Mr. Kaplan’s previous public company board of directors experience includes Maidenform Brands, Inc., an intimate apparel retailer, where he served as the company’s Chairman, GNC Holdings, Inc., a specialty retailer of health and wellness products, Dominick’s Supermarkets, Inc., a grocery retailer, Stream Global Services, Inc., a business process outsourcing provider, Orchard Supply Hardware Stores Corporation, a home improvement retailer, and Allied Waste Industries Inc., a waste services company. Mr. Kaplan also serves on the Board of Directors of Cedars‑Sinai Medical Center, is a Trustee of the Center for Early Education, is a Trustee of the Marlborough School and serves on the President’s Advisory Group of the University of Michigan. Mr. Kaplan graduated with High Distinction, Beta Gamma Sigma, from the University of Michigan, School of Business Administration with a B.B.A. concentrating in Finance. Mr. Kaplan’s over 20 years of experience managing investments in, and serving on the boards of directors of, companies operating in various industries led to the conclusion that he should serve as a member of our board of directors.

Scott Nishi. Mr. Nishi has served as a member of our Parent Board since September 2013. He is a Principal in the Direct Private Equity group of CPPIB Equity. Mr. Nishi serves on the board of directors of the parent entity of 99 Cents Only Stores. Mr. Nishi joined CPPIB Equity in 2007 from Oliver Wyman, a management consultancy where he advised consumer, healthcare and technology companies. Previously, Mr. Nishi was at Launchworks, a venture capital firm that invested in early stage technology companies. Mr. Nishi holds an MBA from the Richard Ivey School of Business at the University of Western Ontario and a B.Sc. from the University of British Columbia. Mr. Nishi’s financial expertise, as well as experience as a private equity investor evaluating and managing investments in companies across various industries led to the conclusion that he should serve as a member of our board of directors.
Adam L. Stein. Mr. Stein has served as a member of our Parent Board since September 2013. Mr. Stein is a Partner in the Private Equity Group of Ares. Prior to joining Ares in 2000, Mr. Stein was a member of the Global Leveraged Finance Group at Merrill Lynch & Co., a financial services firm, where he participated in the execution of leveraged loan, high yield bond and mezzanine financing transactions across various industries. Mr. Stein serves on the boards of directors of the parent entities of Floor and Decor Outlets of America, Inc., a specialty retailer of hard surface flooring and related accessories, 99 Cents Only Stores LLC, a deep‑discount retailer, Smart & Final Stores LLC, a warehouse‑style food and supply retailer, Marietta Corporation and as a member of the board of directors of Guitar Center Holdings, Inc., a musical instruments retailer. Mr. Stein previously served on the board of directors of Maidenform Brands, Inc. Mr. Stein also serves on the Advisory Board of the Los Angeles Food Bank. Mr. Stein received a B.B.A., with distinction, in Business Administration with a concentration in Finance from Emory University’s Goizueta Business School. Mr. Stein’s experience working with and serving as a director of various companies in the retail industry controlled by private equity sponsors led to the conclusion that he should serve as a member of our board of directors.

Board Composition and Terms

As of August 2, 2014, the Parent Board was composed of ten directors. Each director serves for annual terms until his or her successor is elected and qualified, or until such director’s earlier death, resignation or removal.

Pursuant to the terms of the Stockholders Agreement, dated October 25, 2013, by and among our Parent, our Sponsors and the other security holders party thereto (the Stockholders Agreement), each of our Sponsors has the right to designate three members of the Parent Board and to jointly designate two independent members of the Parent Board, in each case for so long as they or their respective affiliates own at least 25% of the then outstanding shares of Parent’s Class A Common Stock, par value $0.001 per share (Class A Common Stock). The Stockholders Agreement also provides for the election of the current chief executive officer of Parent to the Parent Board and, to the extent permitted by applicable laws and regulations and subject to certain exceptions, for equal representation on the boards of directors of our subsidiaries with respect to directors designated by our Sponsors and the appointment of at least one of the directors designated by each Sponsor to each committee of the Parent Board. For additional detail regarding the Stockholders Agreement, see “Certain Relationships and Related Transactions, and Director Independence-Stockholders Agreement.”
Committees of the Board of Directors

The Parent Board has established an Audit Committee, Compensation Committee, Capital Committee and an Information Technology Committee.

Audit Committee

The members of the Audit Committee are Messrs. Stein and Nishi. The Audit Committee assists the Parent Board in its oversight of (i) our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) any independent registered public accounting firm engaged by us and (iv) our internal audit function.

The Parent Board has not affirmatively determined whether any of the members of the Audit Committee meet the criteria set forth in the rules and regulations of the SEC for an “audit committee financial expert” because at the present time the Parent Board believes that the members of the Audit Committee are collectively capable of analyzing and evaluating our financial statements and understanding the internal controls and procedures for financial reporting.

Compensation Committee

The members of the Compensation Committee are Mr. Feeney and Mr. Kaplan, who serves as its Chairman. The Compensation Committee (i) oversees the discharge of the responsibilities of the Parent Board relating to compensation of our officers and other key employees, (ii) reviews and evaluates our overall compensation philosophy, (iii) oversees our equity-based incentive plans and other compensation and benefit plans and (iv) prepares the compensation committee report on executive compensation included in this report.

Capital Committee

The members of the Capital Committee are Messrs. Bourguignon, Nishi, Stein and Axelrod, who serves as its Chairman. The Capital Committee assists the Parent Board in its oversight of major capital investment decisions and with ensuring that our investments effectively support our business objectives and strategies.

Information Technology Committee

The members of the Information Technology Committee are Messrs. Brotman and Gundotra and Ms. Aufreiter, who serves as its Chairperson. The Capital Committee assists the Parent Board with ensuring that our information technology strategy and investments are aligned with our overall goals and objectives.

Compensation Committee Interlocks and Insider Participation

As noted above, the members of the Compensation Committee are currently Mr. Feeney and Mr. Kaplan, who serves as its Chairman. Prior to the Acquisition, Jonathan Coslet, John Danhakl, and Kewsong Lee served as members of our Compensation Committee. To our knowledge, there were no interrelationships involving members of the Compensation Committee or other directors requiring disclosure.

Code of Ethics

We have adopted a Code of Ethics and Conduct, which is applicable to all our directors, officers and employees. We have also adopted a Code of Ethics for Financial Professionals that applies to all professionals serving in a finance, accounting, treasury, tax or investor relations role throughout our organization, including the Chief Executive Officer, the Chief Financial Officer and the Chief Accounting Officer. Both the Code of Ethics and Conduct and the Code of Ethics for Financial Professionals may be accessed through our website at www.neimanmarcusgroup.com under the “Investor Information—Corporate Governance—Governance Documents” section.

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

Section 16(a) Beneficial Ownership Reporting Compliance

In light of our status as a privately held company, Section 16(a) of the Securities Exchange Act of 1934, as amended, does not apply to our directors, executive officers or significant owners of our equity securities.

ITEM 11.     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis is designed to provide an understanding of our compensation philosophy, core principles and arrangements that are applicable to the executive officers identified in the Summary Compensation Table (referred to as the named executive officers).

Compensation Philosophy and Objectives.  We have been in business over a century and are one of the largest luxury, multi-branded, omni-channel fashion retailers in the world.  Our continued success depends on the skills of talented executives who are dedicated to achieving solid financial performance, providing outstanding service to our customers and managing our assets wisely.  Our compensation program, comprised of base salary, annual bonus, long-term incentives and benefits, is designed to meet the following objectives:

•	Recruit and retain executives who possess exceptional ability, experience and vision to sustain and promote our preeminence in the marketplace.

•	Motivate and reward the achievement of our short- and long-term goals and operating plans.

•	Align the interests of our executives with the financial and strategic objectives of Parent's stockholders.

•
Provide total compensation opportunities that meet the expectations of a highly skilled executive team, are aligned and consistent with our underlying performance and are competitive with the compensation practices and levels offered by companies with whom we compete for executive talent.

Individual Compensation Components

Base Salary. Base salary is intended to provide a base level of compensation commensurate with an executive’s job title, role, tenure and experience. We utilize base salary as a building block of our compensation program, establishing a salary range for particular positions based on survey data and job responsibilities. Being competitive in base salary is a minimum requirement to recruit and retain skilled executives. Specifically, base salary levels of the named executive officers are determined based on a combination of factors, including our compensation philosophy, market compensation data, competition for key executive talent, the named executive officer’s experience, leadership, achievement of specified business objectives, individual performance, our overall budget for merit increases and attainment of our financial goals. Salaries are reviewed before the end of each fiscal year as part of our performance and compensation review process as well as at other times to recognize a promotion or change in job responsibilities. Merit increases are usually awarded to the named executive officers in the same percentage range as all employees and are based on overall performance and competitive market data except in those situations where individual performance and other factors justify awarding increases above or below this range. Merit increases typically range between two and eight percent.

In addition, Ms. Katz and Messrs. Skinner and Gold have employment agreements that set a minimum salary, more fully described under the heading “Employment and Other Compensation Agreements” in this section.

Annual Incentive Bonus. Annual bonus incentives tied to short-term objectives form the second building block of our compensation program and are designed to provide incentives to achieve certain financial goals of the Company. Financial goals, which are used to determine annual bonus incentives for all employees, emphasize profitability and asset management. The Compensation Committee believes that a significant portion of annual cash compensation for the named executive officers should be at risk and tied to our operational and financial results. “Pay for performance” for the named executive officers has been significantly enhanced in recent years by putting a larger percentage of their potential compensation at risk as part of the annual bonus incentive program.

All named executive officers are eligible to be considered for annual bonus incentives. Threshold, target and maximum annual performance incentives, stated as a percentage of base salary, are established for each of the named executive officers at the beginning of each fiscal year. The objectives set for Ms. Katz and other senior officers with broad corporate responsibilities are based on our overall financial results. When an employee has responsibility for a particular business unit or division, the performance goals are heavily weighted toward the operational performance of that unit or division. Actual awards earned by the named executive officers are determined based on an assessment of our overall performance and a review of each named executive officer’s contribution to our overall performance. Other components may also be considered from time to time at the discretion of the Compensation Committee.

The employment agreements of Ms. Katz and Messrs. Skinner and Gold contain provisions regarding target levels and the payment of annual incentives and are described in more detail more fully described under the heading “Employment and Other Compensation Agreements” in this section.

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

We made initial stock option grants on November 5, 2013 under the NM Mariposa Holdings, Inc. Management Equity Incentive Plan (the Management Incentive Plan) to the named executive officers and seventeen (17) other senior officers. The initial stock option grants were made following the Acquisition to retain the senior management team and enable them to share in our growth along with our equity investors. The initial stock option grants were awarded at an exercise price of $1,000 per share and consisted of time-vested non-qualified stock options and performance-vested non-qualified stock options. Each grant of non-qualified stock options consists of options to purchase an equal number of shares of Class A Common Stock and Parent’s Class B Common Stock, par value $0.001 per share (Class B Common Stock). Twenty percent (20%) of the time-vested non-qualified options vest and become exercisable on each of the first five anniversaries of the date of the grant becoming fully vested and exercisable on the fifth anniversary date of the grant and expire on the tenth anniversary date of the grant. The performance-vested non-qualified options vest on the achievement of certain performance hurdles.

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

•
Because of our non-public status, long-term incentive awards in the form of stock option grants can be exercised but the shares must be held until such time as there is a liquidity event or a public market exists for Parent's common stock, thereby aligning the interests of participants with those of our equity investors.

•
Annual incentive bonus awards are based on our Adjusted EBITDA and sales. For Bergdorf Goodman, annual incentive bonus awards are based on Adjusted EBITDA and sales of both the Company as a whole and Bergdorf Goodman specifically. The annual incentive bonus awards are all set at the beginning of each fiscal year based on the achievement of goals that the Compensation Committee believes will be challenging. Maximum target payouts are capped at a pre-established percentage of base salary.

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

In developing and reviewing the executive incentive programs, the Compensation Committee considers the business risks inherent in program designs to ensure that they do not incentivize executives to take unacceptable levels of business risk for the purpose of increasing their incentive plan awards. The Committee intends for the plan design to be conservative in this respect and that the compensation components provide appropriate checks and balances to encourage executive incentives to be consistent with the interests of our equity investors. The Compensation Committee believes that the mix of compensation components used in the determination of our named executive officers’ total compensation does not encourage our named executive officers to take undesirable risks relating to the business. For further information, see “Risk Assessment of Compensation Policies and Programs” above.

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

Role of the Compensation Consultants. The Compensation Committee generally retains services of compensation consultants for limited purposes. Management retains an independent compensation consultant, Haigh & Company, to provide comparative market data regarding executive compensation to assist the Compensation Committee in establishing reference points for the base salary, annual incentive and long-term incentive components of our compensation package. They also provide information regarding general market trends in compensation, compensation practices of other retail companies and regulatory and compliance developments. The fees paid to Haigh & Company for their services in fiscal year 2014 did not exceed $120,000. Haigh & Company has no other affiliations with, and provides no other services to, us.

2014 Executive Officer Compensation

Ultimately, our named executive officers’ total compensation is based on the level of performance of the Company and/or the Company’s applicable business unit or division.  The Compensation Committee uses its discretion in making decisions on the overall compensation packages of our executive officers based on current market conditions, business trends and overall Company performance.

We have identified an industry peer group that includes the 14 companies listed below for purposes of benchmarking the compensation of our named executive officers. These companies are intended to represent our competitors for business and talent. Their executive compensation programs are compared to ours, as well as the compensation of individual executives if the jobs are sufficiently similar to make the comparison meaningful. The comparison data is generally intended to ensure that the compensation of our named executive officers, both individually and as a whole, is appropriately competitive relative to our performance. We believe that this practice is appropriate in light of the high level of commitment, job demands and the expected performance contribution required from each of our executive officers. We generally target our direct compensation to be positioned between the 50th and 75th percentile levels of the compensation packages received by executives in our peer group of industry related companies. In the third quarter of fiscal year 2014, Haigh & Company conducted a benchmarking review of the compensation of all of our officers, including that of the named executive officers. No significant changes in design or levels of executive compensation were made during fiscal year 2014 as a result of the review.

Abercrombie & Fitch	L Brands (formerly Limited)
Ann Inc.	Michael Kors
Coach	Macy's
The Gap	Nordstrom
Hudson's Bay	Ralph Lauren
Kate Spade	Tiffany & Co.
Kohl’s	Williams-Sonoma

In addition to the select companies above, we also review various third party compensation survey reports.

Base Salary. The table below shows the salaries for fiscal years 2013 and 2014, including the percentage increase, for each of the named executive officers. Salary increase for the named executive officers in fiscal year 2014 were based on individual contributions to our overall performance, economic and market conditions, general movement of salaries in the marketplace and operating results. Ms. Katz did not receive a salary increase for fiscal year 2014.

	2013 Base Salary ($)	2014 Base Salary ($)	Percent Increase (%)
Karen W. Katz	1,070,000	1,070,000	N/A
James E. Skinner	720,000	750,000	4.2
James J. Gold	770,000	800,000	3.9
John E. Koryl	512,000	550,000	7.4
Joshua G. Schulman (1)	500,000	510,000	2.0

(1)                   Mr. Schulman’s 2013 base salary represents the amount of his salary at the time his employment began on May 7, 2012.

Amounts actually earned by each of the named executive officers in fiscal years 2012, 2013 and 2014 are listed in the Summary Compensation Table.

Annual Incentive Bonus.  In determining annual incentive bonus amounts for the named executive officers, the Compensation Committee considers their performance relative to the pre-established goals that are set at the beginning of the year. The pre-established goals for fiscal year 2014 for each of our named executive officers are discussed under the heading

“Corporate Performance Targets” that follows. The Compensation Committee set the threshold, target and maximum performance targets at levels they believed were challenging based on historical company performance and industry and market conditions. Goals were established at the division and business unit levels where appropriate for each of the named executive officers. As it relates to our annual incentive compensation program, this performance assessment is a key variable in determining the amount of total compensation paid to our named executive officers. Fiscal year 2014 target annual incentives and relative performance weights for the named executive officers were as follows:

		Overall		Bergdorf Goodman
Name	Target Bonus As Percent of Base Salary	Adjusted EBITDA	Sales	Adjusted EBITDA	Sales
Karen W. Katz	125%	70%	30%	—	—
James E. Skinner	75%	70%	30%	—	—
James J. Gold	75%	70%	30%	—	—
John E. Koryl	60%	70%	30%	—	—
Joshua G. Schulman	60%	35%	15%	35%	15%

Ms. Katz, the individual with the greatest overall responsibility for company performance, was granted the largest incentive opportunity in comparison to her base salary to weight her annual cash compensation mix more heavily towards performance-based compensation. Since Mr. Schulman has responsibility over Bergdorf Goodman, his performance goals include the operational performance of Bergdorf Goodman.

Corporate Performance Targets.  At the end of each fiscal year, the Compensation Committee evaluates the Company’s performance against the financial and strategic performance targets set at the beginning of the fiscal year. For fiscal year 2014, the bonus metrics for the named executive officers were based on the following:

Named Executive Officer	Bonus Metrics
Ms. Katz and Messrs. Skinner, Gold and Koryl	• Consolidated Adjusted EBITDA and sales for Neiman Marcus Group LTD LLC

Mr. Schulman	• Consolidated Adjusted EBITDA and sales for Neiman Marcus Group LTD LLC
• Adjusted EBITDA and sales for Bergdorf Goodman

Metrics used for each executive, as well as the relative weights assigned to the metrics, are based on strategic business drivers of the particular business unit or division that the executive manages. Bonus metrics related to threshold, target and maximum annual incentive bonus payouts for fiscal year 2014, as well as actual amounts achieved and actual payout percentages for fiscal year 2014 are as follows:

	Threshold	Target	Maximum	Achieved	Payout As Percent of Target
Neiman Marcus Group
Sales (in millions)	$4,761	$4,902	$5,039	$4,839	66.6%
Adjusted EBITDA (in millions)	$657	$697	$737	$678	63.8%

Bergdorf Goodman
Sales (in millions)	$626	$639	$659	$627	30.0%
Adjusted EBITDA (in millions)	$124	$130	$136	$130	96.4%

The definition of Adjusted EBITDA is explained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

2014 Annual Incentive Bonus.   Actual operating performance for fiscal year 2014 for all operating divisions was below performance targets set at the beginning of the year (as shown in the table above). Annual incentive amounts are to be paid to Messrs. Koryl and Schulman based on the payout percentages set forth in the table above. Ms. Katz and Messrs. Skinner and Gold have minimum threshold, target and maximum percentages of incentive payouts pursuant to their employment agreements more fully described under "Employment and Other Compensation Agreements." The Compensation Committee did not exercise their discretion to adjust the actual payout amounts. Actual amounts paid are listed in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.”

Predecessor Stock Options. At the time of the Acquisition, the Company had outstanding vested and unvested stock options (referred to as Predecessor stock options). In connection with the Acquisition, all unvested stock options became fully vested on October 25, 2013 and, along with all outstanding vested stock options, all such Predecessor stock options (other than the Co-Invest Stock Options described below) were settled and cancelled in exchange for an amount equal to the excess of the per share merger consideration over the exercise prices of such stock options. Amounts paid to each of the named executive officers are described under "Option Exercises and Stock Vested."

Co-Invest Stock Options. At the time of the Acquisition, certain management employees including the named executive officers elected to exchange a portion of their Predecessor stock options for stock options to purchase shares of Parent (the Co-Invest Stock Options). The Co-Invest Stock Options are fully vested. The number of stock options and exercise prices were adjusted pursuant to an exchange ratio in connection with the Acquisition. The Co-Invest Stock Options are exercisable at any time prior to the applicable expiration dates related to the original grant of the Predecessor stock options. The Co-Invest Options contain sale and repurchase provisions.

Stock Options. On November 5, 2013, Parent granted 72,206 time-vested non-qualified stock options and 72,206 performance vested non-qualified stock options to the named executive officers and seventeen (17) certain other executive officers pursuant to the Management Incentive Plan. Each grant of non-qualified stock options consists of options to purchase an equal number of shares of Class A Common Stock and Class B Common Stock. Twenty percent (20%) of the time-vested non-qualified stock options vest and become exercisable on each of the first five anniversaries of the date of the grant becoming fully vested and exercisable on the fifth anniversary date of the grant. The performance-vested options vest on the achievement of certain performance hurdles. These non-qualified stock options were granted at an exercise price of $1,000 per share and such options will expire no later than the tenth anniversary of the grant date. The non-qualified stock options contain repurchase provisions in the event of the participant’s termination of employment.

Cash Incentive Plan. In 2005 the Company adopted the Neiman Marcus Group LTD LLC Cash Incentive Plan (the Cash Incentive Plan) following the acquisition by the Former Sponsors, to aid in the retention of certain key executives, including the named executive officers. The Cash Incentive Plan provided for a $14 million cash bonus pool to be shared by the participants based on the number of eligible stock options granted to each participant. In accordance with the terms of the Cash Incentive Plan, each participant became eligible for a cash bonus upon a change of control. As a result of the Acquisition, cash amounts were paid to each participant, including the named executive officers. Actual amounts paid to each of the named executive officers can be found in the “Summary Compensation Table.”

Other Compensation Components

We maintain the following compensation components to provide a competitive total rewards package that supports retention of key executives.

Health and Welfare Benefits. Executive officers are eligible to participate under the same plans as all other eligible employees for medical, dental, vision, disability and life insurance. These benefits are intended to be competitive with benefits offered in the retail industry.

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

Supplemental Retirement Plan and Key Employee Deferred Compensation Plan. U.S. tax laws limit the amount of benefits that we can provide under our tax-qualified plans. We maintain our Supplemental Executive Retirement Plan (referred to as the SERP Plan) and our Key Employee Deferred Compensation Plan (referred to as the KEDC Plan), which are unfunded, non-qualified arrangements intended to provide the named executive officers and certain other key employees with additional benefits, including the benefits that they would have received under the RSP if the tax law limitations did not apply and if certain other components of compensation could be included in calculation of benefits under our tax-qualified plans. Prior to 2008, executive, administrative and professional employees (other than those employed as salespersons) with an annual base salary at least equal to a minimum established by the Company were eligible to participate in the SERP Plan. Similar to the Pension Plan, effective December 31, 2007, eligibility and benefit accruals under the SERP Plan were frozen for all participants not meeting the “Rule of 65” and such participants were moved into our Defined Contribution Supplemental Executive Retirement Plan (DC SERP). Effective August 1, 2010, all benefits and accruals under the SERP Plan for “Rule of 65” employees were frozen and such participants were moved into the DC SERP. SERP Plan related benefits are more fully described under “Pension Benefits.”

Participation in the KEDC Plan is limited to employees whose base salary is in excess of $300,000 and who meet other stated criteria. Amounts in excess of those benefits provided under the 401(k) plans are credited to the account balances of each KEDC Plan participant. KEDC Plan benefits are more fully described under “Non-qualified Deferred Compensation.”

As a result of the Acquisition, all amounts held by participants in the DC SERP and the KEDC were paid to participants effective October 25, 2013.

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

Perquisites. We provide perquisites and other personal benefits that we believe are reasonable and consistent with the nature of individual responsibilities to provide a competitive level of total compensation to our executives. We believe the level of perquisites is within an acceptable range of what is offered by a group of industry related companies. The Compensation Committee believes that these benefits are aligned with the Company’s desire to attract and retain highly skilled management talent for the benefit of all stockholders. The value of these benefits to the named executive officers is set forth in the Summary Compensation Table under the column “All Other Compensation” and details about each benefit are set forth in a table following the Summary Compensation Table.

Compensation Following Employment Termination or Change of Control

Employment Agreements. To support the continuity of senior leadership, we have employment agreements with Ms. Katz and Messrs. Skinner and Gold which provide, among other things, for payments to the executive following a termination of employment by the executive for “good reason” or a termination of the executive’s employment by us without “cause.” The triggering events constituting “good reason” and “cause” were negotiated to provide protection to us for certain terminations of employment that could cause harm to us as well as to provide protection to the executive. The employment agreements also provide for certain payments to the executives upon death or “disability.” For a detailed description of the terms of the employment agreements, see “Employment and Other Compensation Agreements.”

Confidentiality, Non-Competition and Termination Benefits Agreements. Each of Messrs. Koryl and Schulman is a party to a confidentiality, non-competition and termination benefits agreement with us. The confidentiality, non-competition and termination benefits agreements provide for severance benefits if the employment of the affected individual is terminated other than for death, “disability,” or “cause.” These agreements provide for a severance payment equal to one and one-half annual base salary of the named executive officer, payable over an eighteen month period, and reimbursement for COBRA premiums for the same period. The employment agreements of Ms. Katz and Messrs. Skinner and Gold contain similar provisions as described more fully under the heading “Employment and Other Compensation Agreements” in this section.

Other. We have change of control provisions in our Management Incentive Plan that allow the Board or Compensation Committee to accelerate the vesting of equity awards.

Consideration of Tax and Accounting Treatment of Compensation

Accounting for Stock-Based Compensation. We account for stock-based payments in accordance with the provisions of ASC Topic 718, “Compensation-Stock Compensation.” When setting equity compensation, the Compensation Committee considers the estimated cost for financial reporting purposes of any equity compensation it is considering. However, the accounting impact does not have a material impact on the design of our equity compensation plan.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE

David Kaplan, Chairman
Shane Feeney

Summary Compensation Table
The following table sets forth the annual compensation for the President and Chief Executive Officer, the Chief Financial Officer and the three other most highly compensated executive officers who were serving as executive officers at the end of fiscal year 2014 (referred to as the named executive officers).

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value ($)(4)	All Other Compensation ($)(5)	Total ($)
Karen W. Katz President and Chief Executive Officer	2014	1,070,000	—	20,452,674	958,988	798,000	3,325,621	26,605,283
	2013	1,070,000	—	1,379,327	799,667	5,944	719,068	3,974,006
	2012	1,070,000	—	3,877,404	1,503,992	1,248,121	2,076,088	9,775,605

James E. Skinner Executive Vice President, Chief Operating Officer, and Chief Financial Officer	2014	750,000	250,000	4,748,306	385,875	133,000	1,476,457	7,743,638
	2013	720,000	—	618,319	358,094	2,021	256,828	1,955,262
	2012	720,000	—	2,095,894	759,024	182,384	1,027,624	4,784,926

James J. Gold President, Chief Merchandising Officer	2014	800,000	100,000	6,574,044	411,600	156,000	2,890,940	10,932,584
	2013	770,000	—	808,571	227,415	—	233,135	2,039,121
	2012	770,000	—	2,095,894	669,958	278,000	1,088,650	4,902,502

John E. Koryl President, Neiman Marcus Stores and Online	2014	550,000	100,000	3,652,700	213,510	—	624,542	5,140,752
	2013	512,000	54,992	523,193	320,008	—	29,261	1,439,454
	2012	500,000	—	3,439,457	334,581	—	325,523	4,599,561

Joshua G. Schulman President, Bergdorf Goodman	2014	510,000	100,000	3,652,700	216,036	—	275,445	4,754,181
	2013	500,000	40,502	380,504	59,498	—	8,215	988,719
	2012	117,308	—	2,171,464	—	—	527	2,289,299

(1)	The amounts for Messrs. Skinner, Gold, Koryl and Schulman for fiscal year 2014 represent a transaction bonus awarded for their efforts in the success of the Acquisition.

(2)
The amounts reflect the aggregate grant date fair value for the awards computed in accordance with ASC Topic 718. Assumptions used in calculating the fiscal year 2014 amounts are described under the caption Stock-Based Compensation in Note 12 of the Notes to Consolidated Financial Statements. These amounts reflect the grant date fair value and do not represent the actual value that may be realized by the named executive officers.

(3)
The amounts reported in the Non-Equity Incentive Plan Compensation column reflect the actual amounts earned under the performance-based annual cash incentive compensation plan described under “Compensation Discussion and Analysis.”

(4)
The amounts in this column represent the change in the actuarial value of the named executive officers’ benefits under our retirement and supplemental executive retirement plans from August 3, 2013 to August 2, 2014. This “change in the actuarial value” is the difference between the fiscal year 2013 and fiscal year 2014 present value of the pension benefits accumulated as of year-end by the named executive officers, assuming that benefit is not paid until age 65. These amounts were computed using the same assumptions used for financial statement reporting purposes under ASC Subtopic 715-30, “Defined Benefit Plans-Pension” as described in Note 10 of the Notes to Consolidated Financial Statements.

(5)
Includes all items listed in the following table entitled “All Other Compensation.” The value of perquisites and other personal benefits is provided in this column and in the footnotes below even if the amount is less than the reporting threshold established by the SEC.

The table below sets forth all other compensation for each of the named executive officers.

All Other Compensation	Karen W. Katz ($)	James E. Skinner ($)	James J. Gold ($)	John E. Koryl ($)	Joshua G. Schulman ($)
401(k) plan contributions paid by us	$11,700	$11,700	$8,349	$11,700	$9,125
Deferred compensation plan match	50,650	26,292	—	—	—
DC SERP contributions paid by us	350,073	135,024	110,330	69,702	—
Group term life insurance	3,124	4,322	1,685	923	816
Financial counseling/tax preparation	4,600	5,000	5,000	—	—
Long-term disability	1,480	1,480	1,480	1,480	1,480
Transition benefit (1)	7,650	—	—	—	—
New York travel reimbursement (2)	23,866	—	12,531	—	—
Cash Incentive Plan payout (3)	2,208,866	1,104,309	1,104,309	494,800	264,024
Gross-ups for New York non-resident taxes (4)	663,612	188,330	1,647,256	45,937	—
Totals	$3,325,621	$1,476,457	$2,890,940	$624,542	$275,445

(1)	Transition benefit paid to highly compensated and grandfathered employees or “Rule of 65” employees as a result of the freeze of the SERP Plan.

(2)
Includes an annual payment of $15,000 in lieu of reimbursement for New York accommodations paid pursuant to Ms. Katz’s employment contract. The employment contract also includes a gross-up provision for the payment of income taxes incurred pursuant to such annual payment.

(3)	Payout of the Cash Incentive Plan as a result of the Acquisition. For a more detailed discussion, see “Cash Incentive Plan.”

(4)	The amounts shown represent gross-up payments made in connection with New York non-resident taxes.

GRANTS OF PLAN-BASED AWARDS
The following table sets forth the non-equity incentive plan awards to our named executive officers for fiscal year 2014 that could have been payable pursuant to our annual cash incentive plan and equity awards granted pursuant to our long-term equity plans.

					All Other Option Awards
					Number of Securities Underlying Options (#)		Exercise Or Base Price of Option Awards ($)(5)	Grant Date Fair Value of Stock and Option Awards ($)(6)
		Estimated Possible Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Katz, Karen W.	11/21/2013	535,000	1,337,500	2,675,000	—		—	—
	11/5/2013	—	—	—	25,099	(2)	1,000.00	10,226,337
	11/5/2013	—	—	—	25,099	(3)	1,000.00	10,226,337
					5,699	(4)	363.08	—
					9,211	(4)	450.26	—
					4,556	(4)	644.37	—

Skinner, James E.	11/21/2013	187,500	562,500	1,125,000	—		—	—
	11/5/2013	—	—	—	5,827	(2)	1,000.00	2,374,153
	11/5/2013	—	—	—	5,827	(3)	1,000.00	2,374,153
					1,551	(4)	363.08	—
					4,979	(4)	450.26	—
					2,042	(4)	644.37	—

Gold, James J.	11/21/2013	200,000	600,000	1,200,000	—		—	—
	11/5/2013	—	—	—	8,068	(2)	1,000.00	3,287,226
	11/5/2013	—	—	—	8,067	(3)	1,000.00	3,286,818
					1,375	(4)	363.08	—
					4,979	(4)	450.26	—
					2,671	(4)	644.37	—

Koryl, John E.	11/21/2013	82,500	330,000	660,000	—		—	—
	11/5/2013	—	—	—	4,482	(2)	1,000.00	1,826,146
	11/5/2013	—	—	—	4,483	(3)	1,000.00	1,826,554
					5,164	(4)	450.26	—

Schulman, Joshua G.	11/21/2013	76,500	306,000	612,000	—		—	—
	11/5/2013	—	—	—	4,482	(2)	1,000.00	1,826,146
	11/7/2012	—	—	—	4,483	(3)	1,000.00	1,826,554
					3,407	(4)	576.59	—

(1)
Non-equity incentive plan awards represent the threshold, target and maximum opportunities under our performance-based annual cash incentive compensation plan for fiscal year 2014. The actual amounts earned under this plan are disclosed in the Summary Compensation Table. For a detailed discussion of the annual incentive awards for fiscal year 2014, see “Annual Incentive Bonus.”

(2)
Represents time-vested non-qualified stock options awarded to each of the named executive officers in fiscal year 2014. The time-vested options vest 20% on each of the first five anniversaries of the date of the grant becoming fully vested on the fifth anniversary date of the grant and expire on the tenth anniversary of the grant date. For a detailed discussion, see “Long-Term Incentives” and “Stock Options.”

(3)
Represents performance vested non-qualified stock options awarded to each of the named executive officers in fiscal year 2014. The performance-vested non-qualified options vest on the achievement of certain performance and expire on November 5, 2023. For a detailed discussion, see “Long-term Incentives” and “Stock Options.”

(4)
Represents non-qualified Co-Invest stock options rolled over from Predecessor stock options as a result of the Acquisition with number of options and exercise prices adjusted pursuant to an exchange ratio. The Co-Invest stock options are fully vested and exercisable at any time prior to the expiration dates related to the original grant of the Predecessor stock options. For a detailed discussion, see “Co-Invest Stock Options” and “Predecessor stock options.”

(5)
Because we are privately held and there is no public market for Parent’s common stock, the fair market value of Parent’s common stock is determined by our Compensation Committee at the time option grants are awarded. In determining the fair market value of Parent’s common stock, the Compensation Committee considers such factors as any recent transactions involving Parent's common stock, the Company’s actual and projected financial results, the principal amount of the Company’s indebtedness, valuations of the Company performed by third parties and other factors it believes are material to the valuation process.

(6)
For new option awards in fiscal year 2014, these amounts reflect the aggregate grant date fair value for the awards computed in accordance with ASC Topic 718. The assumptions used in calculating these amounts are described under the caption Stock-Based Compensation in Note 12 of the Notes to Consolidated Financial Statements.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table sets forth certain information regarding the total number and aggregate value of stock options held by each of our named executive officers at the end of fiscal year 2014.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)		Option Expiration Date
Karen W. Katz	5,699	—	(1)	363.08	(1)	9/30/2017
	9,211	—	(1)	450.26	(1)	10/1/2018
	4,556	—	(1)	644.37	(1)	11/7/2019
	—	25,099	(2)	1,000.00	(2)	11/5/2023
	—	25,099	(3)	1,000.00	(3)	11/5/2023

James E. Skinner	1,551	—	(1)	363.08	(1)	9/30/2017
	4,979	—	(1)	450.26	(1)	10/1/2018
	2,042	—	(1)	644.37	(1)	11/7/2019
	—	5,827	(2)	1,000.00	(2)	11/5/2023
	—	5,827	(3)	1,000.00	(3)	11/5/2023

James J. Gold	1,375	—	(1)	363.08	(1)	9/30/2017
	4,979	—	(1)	450.26	(1)	10/1/2018
	2,671	—	(1)	644.37	(1)	11/7/2019
	—	8,068	(2)	1,000.00	(2)	11/5/2023
	—	8,067	(3)	1,000.00	(3)	11/5/2023

John E. Koryl	5,164	—	(1)	450.26	(1)	10/1/2018
	—	4,482	(2)	1,000.00	(2)	11/5/2023
	—	4,483	(3)	1,000.00	(3)	11/5/2023

Joshua G. Schulman	3,407	—	(1)	576.59	(1)	5/25/2019
	—	4,482	(2)	1,000.00	(2)	11/5/2023
	—	4,483	(3)	1,000.00	(3)	11/5/2023

(1)
Non-qualified Co-Invest stock options rolled over from Predecessor stock options as a result of the Acquisition with number of options and exercise prices adjusted pursuant to an exchange ratio. The Co-Invest stock options are fully vested and exercisable at any time prior to the expiration dates related to the original grant of the Predecessor stock options. Co-Invest stock options and Predecessor stock options are more fully described in the sections entitled “Co-Invest Stock Options” and “Predecessor stock options.”

(2)
Non-qualified stock options designated as time-vested stock options granted on November 5, 2013 at an exercise price of $1,000. Each grant of time-vested stock options consists of options to purchase an equal number of shares of Class A Common Stock and Class B Common Stock. The time-vested stock options expire on the tenth anniversary of the grant date.

(3)
Non-qualified stock options designated as performance vested stock options granted on November 5, 2013 at an exercise price of $1,000. The performance stock options vest on the achievement of certain performance hurdles and expire on the tenth anniversary of the grant date. Each grant of performance-vested non-qualified stock options consists of options to purchase an equal number of shares of Class A Common Stock and Class B Common Stock.

OPTION EXERCISES AND STOCK VESTED
Each exercise of stock options for our named executive officers that occurred during fiscal year 2014 occurred in connection with the Acquisition. As a result, the following table lists the value realized by our named executive officers as a result of the vesting of unvested Predecessor stock options on the effective date of the Acquisition and the settlement and cancellation of all Predecessor stock options (other than the Co-Invest Stock Options) in exchange for an amount equal to the excess of the per share merger consideration over the exercise prices of such stock options.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)(1)	Value Realized on Exercise ($)
Karen W. Katz	12,966	24,808,200
James E. Skinner	7,010	13,417,384
James J. Gold	7,066	13,529,412
John E. Koryl	2,907	4,270,356
Joshua G. Schulman	1,816	2,172,126

(1)
Represents the number of shares underlying Predecessor stock options that were settled and cancelled in exchange for an amount equal to the excess of the per share merger consideration over the exercise prices of such stock options in connection with the Acquisition. Any unvested Predecessor stock options accelerated and vested on the effective date of the Acquisition in accordance with their terms.

PENSION BENEFITS
The following table sets forth certain information with respect to retirement payments and benefits under the Pension Plan and the SERP Plan for each of our named executive officers.

Name	Plan Name	Number of Years Credited Service (#)(1)		Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
Karen W. Katz	Pension Plan	25	(3)	515,000	—
	SERP Plan	26	(3)	4,329,000	—

James E. Skinner	Pension Plan	7	(4)	198,000	—
	SERP Plan	7	(4)	636,000	—

James J. Gold	Pension Plan	17	(4)	219,000	—
	SERP Plan	17	(4)	622,000	—

John E. Koryl	Pension Plan	—		—	—
	SERP Plan	—		—	—

Joshua G. Schulman	Pension Plan	—		—	—
	SERP Plan	—		—	—

(1)	Computed as of August 2, 2014, which is the same pension measurement date used for financial statement reporting purposes with respect to our Consolidated Financial Statements and notes thereto.

(2)
For purposes of calculating the amounts in this column, retirement age was assumed to be the normal retirement age of the later of age 65 or the fifth anniversary of the individual’s date of hire, as defined in the Pension Plan. A description of the valuation method and all material assumptions applied in quantifying the present value of accumulated benefit is set forth in Note 10 of the Notes to Consolidated Financial Statements.

(3)
Pursuant to the terms of Ms. Katz’s employment agreement, she will be entitled to an additional one year of credit for each full year of service after she has reached the 25-year maximum set forth in the SERP Plan with all service frozen as of December 31, 2010. In addition, if her employment is terminated by us for any reason other than death, “disability,” “cause” or for non-renewal of her employment term, or if she terminates her employment with us for “good reason” or “retirement” and she has not yet reached 65, her SERP Plan benefit will not be reduced solely by reason of her failure to reach 65 as of the termination date. Ms. Katz’s employment agreement also provides that the amount credited to her under the DC SERP shall not be less than the present value of the additional benefits she would have accrued under the SERP Plan after December 31, 2010 had the SERP Plan remained in effect through the end of her employment term. The value of Ms. Katz’s benefit with all service is $4,329,000. The value with 25 years of service under the SERP Plan is $4,142,000, therefore, the value of the additional years of service in excess of her actual service is $187,000.

(4)	Effective December 31, 2007, benefit accruals for Messrs. Skinner and Gold under the Pension Plan and the SERP Plan were frozen, as further described below.
The Pension Plan is a funded, tax-qualified pension plan. Prior to 2008, most non-union employees over age 21 who had completed one year of service with 1,000 or more hours were eligible to participate in the Pension Plan, which paid benefits upon retirement or termination of employment. Effective as of December 31, 2007, eligibility and benefit accruals under the Pension Plan were frozen for all participants except for those “Rule of 65” employees who elected to continue participating in the Pension Plan. The Pension Plan is a “career-accumulation” plan, under which a participant earns each year a retirement annuity equal to one percent of his or her compensation for the year up to the Social Security wage base and 1.5 percent of his or her compensation for the year in excess of such wage base. “Compensation” for this purpose generally includes salary, bonuses, commissions and overtime but not in excess of the limits imposed upon annual compensation under the Code Section 401(a)(17) (the IRS Limit). The IRS limit for 2014 is $260,000, increased from $255,000 for 2013, and is adjusted annually for cost-of-living increases. Benefits under the Pension Plan become fully vested after five years of service with us. Effective August 1, 2010, benefit accruals were frozen for the remaining “Rule of 65” employees and such participants were given the opportunity to participate in the RSP.

The SERP Plan is an unfunded, non-qualified plan under which benefits are paid from our general assets to supplement Pension Plan benefits and Social Security. Prior to 2008, executive, administrative and professional employees (other than those employed as salespersons) with an annual base salary at least equal to a minimum established by the Company were eligible to participate. Similar to the Pension Plan, effective December 31, 2007, eligibility and benefit accruals under the SERP Plan were frozen for all participants except for those “Rule of 65” employees who elected to continue participating in the Pension Plan. At normal retirement age (the later of age 65 and the fifth anniversary of the participant’s date of hire), an eligible participant with 25 or more years of service is entitled to full benefits in the form of monthly payments under the SERP Plan computed as a straight life annuity, equal to 50 percent of the participant’s average monthly compensation for the highest consecutive 60 months preceding retirement less 60 percent of his or her estimated annual primary Social Security benefit, offset by the benefit accrued by the participant under the Pension Plan. The amount is then adjusted actuarially to determine the actual monthly payments based on the time and form of payment. For this purpose, “compensation” includes salary but does not include bonuses. If the participant has fewer than 25 years of service, the combined benefit is proportionately reduced. Benefits under the SERP Plan become fully vested after five years of service. The SERP Plan is designed to comply with the requirements of Section 409A of the Code. Along with the Pension Plan and the ESP, benefit accruals under the SERP Plan were frozen for the remaining “Rule of 65” employees effective August 1, 2010 and those remaining participants were given the opportunity to participate in the DC SERP.

NON-QUALIFIED DEFERRED COMPENSATION

The amounts reported in the table below represent deferrals, distributions and Company matching contributions credited pursuant to the KEDC Plan and Company contributions credited pursuant to the DC SERP (the Executive Contributions). As a result of the Acquisition, all amounts then held by participants in the DC SERP and the KEDC were paid out effective October 25, 2013. The aggregate balance at fiscal year-end consists of amounts earned and contributed since October 26, 2013.

Name		Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year- End ($)
Karen W. Katz	KEDC	205,548	50,650	18,556	2,379,391	93,705
	DC SERP	—	350,073	11,300	1,241,358	201,068

James E. Skinner	KEDC	70,011	26,292	6,545	806,781	46,096
	DC SERP	—	135,024	6,592	831,528	49,142

James J. Gold	KEDC	—	—	—	—	—
	DC SERP	—	110,330	6,807	835,632	52,210

John E. Koryl	KEDC	—	—	—	—	—
	DC SERP	—	69,702	393	56,149	18,190

Joshua G. Schulman	KEDC	—	—	—	—	—
	DC SERP	—	—	—	—	—

(1)	The amounts reported as Executive Contributions in Last Fiscal Year are also included as Salary in the Summary Compensation Table.

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

The DC SERP is an unfunded, non-qualified deferred compensation plan under which benefits are paid from our general assets to provide eligible employees with the opportunity to receive employer contributions on the portion of their eligible compensation that exceeds the IRS Limit. Eligible employees generally are those employees who have completed one year of service with the Company, who have annual base pay of at least 80% of the IRS Limit (or were eligible to participate in the SERP Plan as of December 31, 2007 and ceased to be eligible to participate in the SERP Plan as of January 1, 2008), and who are otherwise designated as eligible by our employee benefits committee. We will make transitional and non-transitional credits to the accounts of eligible participants each pay period. Transitional credits apply only to participants who were eligible to participate in the SERP Plan as of December 31, 2007 but ceased participating in the SERP Plan as of that date and became a participant in the DC SERP on January 1, 2008. The amount of a transitional credit is the product of a participant’s eligible compensation in excess of the IRS Limit and an applicable percentage ranging from 0% to 6% depending upon the age of the participant. Non-transitional credits apply to all eligible participants. The amount of a non-transitional credit is the product of a participant’s eligible compensation in excess of the IRS Limit and 10.5%. All transitional and non-transitional credits are credited to a bookkeeping account and vest upon the earlier of 1) an eligible employee’s attainment of five years of service, 2) an eligible employee’s attainment of age 65, 3) an eligible employee’s death, 4) an eligible employee’s disability, and 5) a change of control (as defined in the DC SERP) while in our employ. Notwithstanding the preceding, amounts credited to an account are subject to forfeiture in the event the employee is terminated for cause. Accounts are credited monthly with interest at an annual rate equal to the prime interest rate published in The Wall Street Journal on the last business day of the preceding calendar quarter. Vested amounts credited to an employee’s account become payable in the form of five annual installments beginning upon the later of the employee’s separation from service and age 55, or such later age as the employee may elect. Upon the employee’s death or “disability” or upon a change of control of us, vested amounts credited to an employee’s account will be paid in a single lump sum.

Employment and Other Compensation Agreements

We have entered into employment agreements with Karen W. Katz, James E. Skinner, and James J. Gold. Each of Messrs. Koryl and Schulman is a party to a confidentiality, non-competition and termination benefits agreement, discussed below.

Employment Agreement with Ms. Katz

In connection with the Acquisition, we entered into a new employment agreement with Karen Katz which became effective on October 25, 2013 and will extend until the fourth anniversary thereof and thereafter be subject to automatic one-year renewals of the term if neither party submits a notice of termination at least three months prior to the end of the then-current term. The agreement may be terminated by either party on three months’ notice, subject to severance obligations in the event of termination under certain circumstances described herein. Pursuant to the agreement, her base salary will not be less than $1,070,000 unless the reduction is pursuant to action taken by our reducing the annual salaries of all senior executives by substantially equal amounts or percentages.

Ms. Katz’s agreement also provides that she will participate in our annual incentive bonus plan. The actual amounts will be determined according to the terms of the annual incentive bonus program and will be payable at the discretion of the Compensation Committee. However, Ms. Katz’s agreement provides for a minimum bonus of 50% of her base salary if threshold performance targets are achieved. If applicable goals are met at target level she will be entitled to 125% of base salary while her maximum bonus will be 250% of base salary contingent on the applicable goals being met.

Additionally, Ms. Katz is entitled to receive reimbursement of up to $5,000 for financial and tax planning advice as well as a lump sum cash payment during each year of the employment term in the amount of $15,000 in lieu of any reimbursement of hotel or other lodging expenses incurred in connection with business trips to New York, plus an amount necessary to gross-up such payment for income tax purposes and also provides for reimbursement of liability for any New York state and city taxes, on an after-tax basis.

The agreement provides that Ms. Katz shall be entitled to an additional one year of credit in the SERP Plan for each full year of service. In addition, if 1) during the term, her employment is terminated by the Company for any reason other than death, “disability,” or “cause” (as defined in the employment agreement), 2) during the term, she terminates her employment for “good reason” or “retirement” (as defined in the employment agreement), or 3) her employment terminates upon expiration of the term following the provision by us of a notice of non-renewal, and, in any such case, on the date of such termination she has not yet reached age 65, her SERP Plan benefit shall not be reduced according to the terms of the SERP Plan solely by reason of her failure to reach age 65 as of the termination date. During the employment term, she will accrue benefits under DC SERP provided that the amounts credited to her account as of the last day of her employment term shall not be less than the present value of the additional benefits she would have accrued under the SERP Plan had it remained in effect.

If we terminate Ms. Katz’s employment without “cause” or if she resigns for “good reason” or due to “retirement” or following her receipt of a notice of non-renewal from us relating to the employment term, she will be entitled to receive, subject to her execution and non-revocation of a waiver and release agreement, 1) an amount of annual incentive pay equal to a prorated portion of her target bonus amount for the year in which the employment termination date occurs, and 2) a lump sum equal to (A) 18 times (or 12 times in the case of non-renewal by us) the monthly COBRA premium applicable to Ms. Katz, plus (B) six times the monthly premium if Ms. Katz elected coverage as a retiree under our group medical plan for retired employees in effect under our group medical plan, other than in the case of non-renewal by the us, plus (C) two times (or one times in the case of non-renewal by us) the sum of her base salary and target bonus, at the level in effect as of the employment termination date (collectively the “Severance Payment”). Ms. Katz is also entitled to continuation of certain benefits for a two-year period following a termination of her employment for any reason as set forth more fully in her employment agreement.

If Ms. Katz retires from the Company, she will be entitled to receive, subject to her execution of a waiver and release agreement, a lump sum equal to one times the sum of her base salary and target bonus, at the level in effect as of the employment termination date (the “Retirement Payment”).

Ms. Katz will be required to repay the Severance Payment or Retirement Payment, as applicable, if she violates certain restrictive covenants in her agreement or if she is found to have engaged in certain acts of wrongdoing, all as further described in the agreement.

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

Ms. Katz’s agreement also contains obligations on her part regarding non-competition and non-solicitation of employees following the termination of her employment for any reason, confidential information and non-disparagement of us and our business. The non-competition agreement generally prohibits Ms. Katz during employment and for a period of two years after termination from becoming a director, officer, employee or consultant for any competing business that owns or operates a luxury specialty retail store. The agreement also requires that she disclose and assign to us any trademarks or inventions developed by her which relate to her employment by us or to our business.

Employment Agreements with Mr. Skinner and Mr. Gold

In connection with the Acquisition, we entered into new employment agreements with James E. Skinner, Executive Vice President, Chief Operating Officer, and Chief Financial Officer, and James J. Gold, President, Specialty Retail, each of which became effective on October 25, 2013. Each of the employment agreements is for a four-year term with automatic extensions of one year unless either party provides three months’ written notice of non-renewal. Mr. Skinner’s annual base salary will not be less than $720,000 and Mr. Gold’s annual base salary will not be less than $770,000, in each case, unless the reduction is pursuant to a reduction of the annual salaries of all senior executives by substantially equal amounts or percentages. Each executive will participate in the Company’s annual incentive bonus program with a target bonus of 75% of his base salary and a maximum of 150% of his base salary. The actual incentive bonus will be determined according to the terms of the annual incentive bonus program and will be payable based on the achievement of performance objectives, as determined at the discretion of the board of directors of the Company. Additionally, each executive is entitled to receive reimbursement of up to $5,000 for financial and tax planning advice.

If we terminate either executive’s employment without “cause” or if either executive resigns for “good reason” or following the non-renewal of his employment by us, such terminated executive will be entitled to receive, subject to his execution and non-revocation of a waiver and release agreement, (i) an amount of annual incentive pay equal to a prorated portion of his target bonus amount for the year in which the employment termination date occurs, and (ii) a lump sum equal to (A) 18 times (or 12 times in the case of non-renewal by us) the monthly COBRA premium applicable to the executive, and (B) 1.5 times (or one times in the case of non-renewal by us) the sum of his base salary and target bonus, at the level in effect as of the employment termination date.

The agreements also contain obligations regarding non-competition and non-solicitation of employees for 18 months following the termination of the executive’s employment for any reason, confidential information and non-disparagement of us and our business. The agreements also require that each executive disclose and assign to us any trademarks or inventions developed by the executive that relate to his employment by us or to our business.

If either executive’s employment terminates before the end of the term due to his death or “disability,” we will pay him or his estate, as applicable, accrued obligations and an amount of annual incentive pay equal to a prorated portion of his target bonus amount for the year in which the employment termination date occurs.

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

Potential Payments Upon Termination or Change-in-Control

The tables below show certain potential payments that would have been made to the other named executive officers if his or her employment had terminated on August 2, 2014 under various scenarios, including a change of control. Because the payments to be made to a named executive officer depend on several factors, the actual amounts to be paid out upon a named executive officer’s termination of employment can only be determined at the time of an executive’s separation from us.

Karen W. Katz

Executive Benefits and Payments Upon Separation	Retirement ($)(1)	Termination due to death ($)(2)	Termination due to disability ($)(3)	Termination without cause or for good reason ($)(4)	Change in Control ($)(5)
Compensation:
Severance	$—	$—	$—	$4,815,000	$—
Bonus	—	1,337,500	1,337,500	1,337,500	—

Benefits & Perquisites:
Retirement Plan Enhancement	187,000	—	—	—	—
DC SERP	201,068	201,068	201,068	201,068	201,068
Deferred Compensation Plan	93,705	93,705	93,705	93,705	93,705
Long-Term Disability	—	—	240,000	—	—
Health and Welfare Benefits	—	—	—	59,135	—
Life Insurance Benefits	—	1,000,000	—	6,838	—
Total	$481,773	$2,632,273	$1,872,273	$6,513,246	$294,773

(1)
Represents the SERP Plan enhancement provided in Ms. Katz’s employment agreement and a lump sum payout under the deferred compensation plans. See “Non-qualified Deferred Compensation” for a more detailed discussion of the deferred compensation plans.

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

(4)
Represents a lump sum payment of two times target bonus and two times base salary, one times target bonus and a lump sum payout under the deferred compensation plan and defined contribution plan. The amount included for health and welfare benefits represents a lump-sum payment equal to the value of 18 months of COBRA premiums and six months of retiree medical premiums. Calculations were based on COBRA rates currently in effect. The amount included for life insurance represents coverage for a period of two years at the same benefit level in effect at the time of termination. See “Employment and Other Compensation Agreements” in this section.

(5)	Represents a lump sum payout under the deferred compensation plan and defined contribution plan.

James E. Skinner

Executive Benefits and Payments Upon Separation	Retirement ($)(1)	Termination due to death ($)(2)	Termination due to disability ($)(3)	Termination without cause or for good reason ($)(4)	Change in Control ($)(5)
Compensation:
Severance	$—	$—	$—	$2,488,750	$—
Bonus	—	562,500	562,500	562,500	—

Benefits & Perquisites:
DC SERP	49,142	49,142	49,142	49,142	49,142
Deferred Compensation Plan	46,096	46,096	46,096	46,096	46,096
Long-Term Disability	—	—	240,000	—	—
Health and Welfare Benefits	—	—	—	46,013	—
Life Insurance Benefits	—	1,000,000	—	—	—
Total	$95,238	$1,657,738	$897,738	$3,192,501	$95,238

(1)	Represents a lump sum payout under the deferred compensation plans. See “Non-qualified Deferred Compensation” for a more detailed discussion.

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

(4)
Represents 1.5 times Mr. Skinner’s base salary payable over an eighteenth month period, a lump sum payment of target bonus, 1.5 times target bonus, the portion of the salary payment that is exempt from 409A of the Code, a lump sum payout under the deferred compensation and defined contribution plans. The amount included for health and welfare benefits represents eighteen months of COBRA premiums. Calculations were based on COBRA rates currently in effect. See “Employment and Other Compensation Agreements” in this section.

(5)	Represents a lump sum payout under the deferred compensation plan and defined contribution plan.

James J. Gold

Executive Benefits and Payments Upon Separation	Retirement ($)(1)	Termination due to death ($)(2)	Termination due to disability ($)(3)	Termination without cause or for good reason ($)(4)	Change in Control ($)(5)
Compensation:
Severance	$—	$—	$—	$2,620,000	$—
Bonus	—	600,000	600,000	600,000	—

Benefits & Perquisites:
DC SERP	52,210	52,210	52,210	52,210	52,210
Deferred Compensation Plan	—	—	—	—	—
Long-Term Disability	—	—	240,000	—	—
Health and Welfare Benefits	—	—	—	58,538	—
Life Insurance Benefits	—	1,000,000	—	—	—
Total	$52,210	$1,652,210	$892,210	$3,330,748	$52,210

(1)	Represents a lump sum payout under the deferred compensation plan. See “Non-qualified Deferred Compensation” for a more detailed discussion.

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

(4)
Represents 1.5 times Mr. Gold’s base salary payable over an eighteen month period, a lump sum payment of target bonus, 1.5 times target bonus, the portion of the salary payment that is exempt from 409A of the Code, a lump sum payout under the defined contribution plan. The amount included for health and welfare benefits represents eighteen months of COBRA premiums. Calculations were based on COBRA rates currently in effect. See “Employment and Other Compensation Agreements” in this section.

(5)	Represents a lump sum payout under the defined contribution plan.

Executive Benefits and Payments Upon Separation	Retirement ($)(1)	Termination due to death ($)(1)(2)	Termination due to disability ($)(1)(3)	Termination without cause or for good reason ($)(1)(4)	Change in Control ($)(1)(5)
John E. Koryl
Compensation:
Severance	$—	$—	$—	$825,000	$—

Benefits & Perquisites:
DC SERP	18,190	18,190	18,190	18,190	18,190
Long-Term Disability	—	—	240,000	—	—
Health and Welfare Benefits	—	—	—	58,538	—
Life Insurance Benefits	—	1,000,000	—	—	—
Total	$18,190	$1,018,190	$258,190	$901,728	$18,190

Joshua G. Schulman
Compensation:
Severance	$—	$—	$—	$765,000	$—

Benefits & Perquisites:
Long-Term Disability	—	—	240,000	—	—
Health and Welfare Benefits	—	—	—	32,882	—
Life Insurance Benefits	—	1,000,000	—	—	—
Total	$—	$1,000,000	$240,000	$797,882	$—

(1)	Represents a lump sum payout under the DC SERP. See “Non-qualified Deferred Compensation” for a detailed discussion.

(2)	Represents a lump sum basic life insurance benefit payment of $1,000,000 payable by the Company’s life insurance provider to each of Messrs. Koryl and Schulman upon their death.

(3)	Represents long-term disability payments of $20,000 per month for twelve months payable from the Company’s long-term disability insurance provider.

(4)
Represents a lump sum payment of 1.5 times base salary for each of Messrs. Koryl and Schulman. The amount included for health and welfare benefits represents a continuation of COBRA benefits for a period of eighteen months. Calculations were based on COBRA rates currently in effect. See “Employment and Other Compensation Agreements” in this section.

(5)	Represents a lump sum payout to Mr. Koryl under the DC SERP.

DIRECTOR COMPENSATION

The Parent Board sets the compensation for each director who is not an officer of or otherwise employed by us (a “non-executive director”). Non-executive directors who are employed by Ares or CPPIB do not receive compensation for their services as directors. Ms. Aufreiter and Messrs. Axelrod, Bourguignon, Brotman and Gundotra are not employed by Ares or CPPIB and are the only directors who earned compensation for services as a director for fiscal year 2014. Pursuant to board service agreements entered into between Parent and each of the non-executive officers, each non-executive director will receive an annual fee of $50,000 for their service as a director on the Parent board. Such fee will be prorated for the actual number of days served in any quarter and is paid in arrears following the end of each quarter. The non-executive directors will also be reimbursed for any out-of-pocket expenses. Actual fees earned in fiscal year 2014 are set forth in the Summary Compensation table below. Mr. Axelrod became a director on the effective date of the Acquisition. Ms. Aufreiter was elected to the Parent Board on January 29, 2014, and Messrs. Bourguignon, Brotman and Gundotra were elected on April 30, 2014. Also, each non-executive director received 393 time-vested stock options and 393 performance-vested stock options to purchase Class A Common Stock and Class B Common Stock at an aggregate exercise price of $1,000 per share of Class A Common Stock and Class B Common Stock. The stock options were granted under Parent’s Management Equity Incentive Plan on the same terms and conditions as the named executive officers.

Director Summary Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Nora Aufreiter	25,549	320,248	345,797
Norman Axelrod	38,736	320,248	358,984
Philippe Bourguignon	13,049	320,248	333,297
Adam Brotman	13,049	320,248	333,297
Vic Gundotra	13,049	320,248	333,297

(1)
The amounts reflect the aggregate grant date fair value for the awards computed in accordance with ASC Topic 718. Assumptions used in calculating the fiscal year 2014 amounts are described under the caption Stock-Based Compensation in Note 12 of the Notes to Consolidated Financial Statements. These amounts reflect the grant date fair value and do not represent the actual value that may be realized by the named executive officers.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding equity compensation plans of Parent approved by stockholders and equity compensation plans of Parent not approved by stockholders as of August 2, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by stockholders	213,941	(1)	$858.26	27,649	(1)

Equity compensation plans not approved by stockholders	—		—	—

Total	213,941		$858.26	27,649

(1)
This number represents shares of Class A Common Stock and Class B Common Stock issuable under the Management Incentive Plan that was approved by a majority of the shares of common stock of Parent on October 25, 2013 and the NM Mariposa Holdings, Inc. Vice President Long Term Incentive Plan (the VP Long Term Incentive Plan) that was approved by a majority of the shares of common stock of Parent on February 25, 2014. The Management Incentive Plan became effective on October 25, 2013 and will expire on October 25, 2023 and the VP Long Term Incentive Plan became effective on February 25, 2014 and will expire on February 25, 2024.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 19, 2014, certain information relating to the beneficial ownership of the common stock of Parent, the sole member of Holdings, which in turn is the sole member of the Company, by (i) each person or group known by us to own beneficially more than 5% of the outstanding shares of Class A Common Stock and Class B Common Stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group. Shares issuable upon the exercise of Parent’s stock options on September 19, 2014 or within 60 days thereafter are considered outstanding and to be beneficially owned by the person holding such options for the purpose of computing such person’s percentage beneficial ownership, but are not deemed outstanding for the purposes of computing the percentage of beneficial ownership of any other person. The percentages of shares outstanding provided in the table below are based on 1,557,350 shares of Class A Common Stock and 1,557,350 shares of Class B Common Stock outstanding as of September 19, 2014.

Name of Beneficial Owner (1)(2)	Number of Shares of Class A Common Stock Beneficially Owned	Percent of Class A Common Stock Beneficially Owned	Number of Shares of Class B Common Stock Beneficially Owned		Percent of Class B Common Stock Beneficially Owned
Affiliates of Ares Management, L.P. (3)	907,350	58.26%	1,130,400	(4)	72.58%

CPP Investment Board (USRE) Inc. (5)	907,350	58.26%	684,300		43.94%

Norman Axelrod (6)	—	—	—		—

Nora Aufreiter (6)	—	—	—		—

Phillip Bourguignon (6)	—	—	—		—

David Kaplan (7)	—	—	—		—

Adam Stein (7)	—	—	—		—

Scott Nishi (8)	—	—	—		—

Shane Feeney (8)	—	—	—		—

Adam Brotman (9)	—	—	—		—

Vic Gundotra	—	—	—		—

Karen W. Katz (10)	24,485	1.57%	24,485		1.57%

James E. Skinner (11)	9,737	0.63%	9,737		0.63%

James J. Gold (12)	10,638	0.68%	10,638		0.68%

Joshua G. Schulman (13)	4,303	0.28%	4,303		0.28%

John E. Koryl (14)	6,060	0.39%	6,060		0.39%

All current executive officers and directors as a group (21 persons) (6)	—	—	—		—

(1)	Except as otherwise noted, the address of each beneficial owner is c/o Neiman Marcus, 1618 Main Street, Dallas, Texas 75201.

(2)
Pursuant to the terms of the Stockholders Agreement, each of our Sponsors has the right to designate three members of the Parent Board and to jointly designate two independent members of the Parent Board, in each case for so long as they or their respective affiliates own at least 25% of the then outstanding shares of Class A Common Stock. Each stockholder that is a party to the Stockholders Agreement has agreed to vote their shares of common stock in favor of such designees. The Stockholders Agreement also contains significant transfer restrictions and certain rights of first offer, tag-along rights, and drag-along rights. As a result, each of our Sponsors may be deemed to be the beneficial owner of the Class A Common Stock and Class B Common Stock directly owned by the other parties to the Stockholders Agreement, including the other Sponsor. While our Sponsors have shared beneficial ownership of the shares of Parent’s common stock directly owned by the other parties to the Stockholders Agreement, each of our Sponsors expressly disclaims beneficial ownership of the shares of Class A Common Stock and Class B Common Stock directly held by the other Sponsor, and, as a result, such shares have not been included in the table above for purposes of calculating the number of shares beneficially owned by affiliates of Ares Management, L.P. (Ares Management) or CPP Investment Board (USRE) Inc.

For additional detail regarding the Stockholders Agreement, see “Certain Relationships and Related Transactions, and Director Independence-Stockholders Agreement.”

(3)
Represents shares of Parent’s common stock held directly by Ares Corporate Opportunities Fund III, L.P. (ACOF III), Ares Corporate Opportunities Fund IV, L.P (ACOF IV) and ACOF Mariposa Holdings LLC (ACOF Mariposa). The manager of ACOF III is ACOF Operating Manager III, LLC (ACOF Operating Manager III), and the sole member of ACOF Operating Manager III is Ares Management LLC (Ares Management LLC). The sole member of ACOF Mariposa is ACOF IV, the manager of ACOF IV is ACOF Operating Manager IV, LLC (ACOF Operating Manager IV), and the sole member of ACOF Operating Manager IV is Ares Management LLC.

The sole member of Ares Management LLC is Ares Management Holdings L.P. (Ares Management Holdings) and the general partner of Ares Management Holdings is Ares Holdings Inc. (Ares Holdings), whose sole stockholder is Ares Management. The general partner of Ares Management is Ares Management GP LLC (Ares Management GP) and the sole member of Ares Management GP is Ares Partners Holdco LLC (Ares Partners and, together with ACOF III, ACOF IV, ACOF Mariposa, ACOF Operating Manager III, ACOF Operating Manager IV, Ares Management LLC, Ares Management Holdings, Ares Holdings, Ares Management, and Ares Management GP, the Ares Entities). Ares Partners is managed by a board of managers, which is composed of Michael Arougheti, David Kaplan, John Kissick, Antony Ressler and Bennett Rosenthal. Decisions by Ares Partners’ board of managers generally are made by a majority of the members, which majority, subject to certain conditions, must include Antony Ressler. Each of the Ares Entities (other than each of ACOF III, ACOF IV and ACOF Mariposa with respect to the shares held directly by it) and the members of Ares Partners’ board of managers and the other directors, officers, partners, stockholders, members and managers of the Ares Entities expressly disclaims beneficial ownership of the shares of Parent’s common stock. The address of each Ares Entity is 2000 Avenue of the Stars, 12th Floor, Los Angeles, California 90067.

(4)
223,050 of these shares of Class B Common Stock are subject to (i) a call right that allows CPP Investment Board (USRE) Inc. to repurchase such shares at any time for de minimis consideration and (ii) a proxy set forth in the Stockholders Agreement which may be exercised if ACOF Mariposa fails to take certain actions requested by CPP Investment Board (USRE) Inc. to elect or remove the directors of Parent or certain other matters.

(5)
CPP Investment Board (USRE) Inc. is a wholly owned subsidiary of Canada Pension Plan Investment Board (CPPIB). CPPIB is managed by a board of directors. Because the board of directors acts by consensus/majority approval, none of the directors of the board of directors has sole voting or dispositive power with respect to the shares of common stock of Parent owned by CPP Investment Board (USRE) Inc. The address of each of CPP Investment Board (USRE) Inc. and CPPIB is c/o Canada Pension Plan Investment Board, One Queen Street East, Suite 2500, Toronto, ON, M5C 2W5.

(6)
Excludes shares of Class A Common Stock and Class B Common Stock in which such person(s) have a pecuniary interest that are deemed to be beneficially owned by our Sponsors by virtue of the Stockholders Agreement.

(7)
The address of Messrs. Kaplan and Stein is c/o Ares Management LLC, 2000 Avenue of the Stars, 12th Floor, Los Angeles, California 90067. Mr. Kaplan is a Senior Partner of Ares Management GP and a Senior Partner of Ares Management, Co-Head of its Private Equity Group and a member of its board of managers. Mr. Stein is a Senior Partner in the Private Equity Group of Ares Management. Messrs. Kaplan and Stein each expressly disclaim beneficial ownership of the shares of Parent’s common stock owned by the Ares Entities.

(8)
The address of Messrs. Feeney and Nishi is c/o Canada Pension Plan Investment Board, One Queen Street East, Suite 2600, Toronto, ON, M5C 2W5. Mr. Feeney is Vice President and Head of Direct Private Equity at CPPIB Equity. Mr. Nishi is a Principal at CPPIB Equity. Messrs. Feeney and Nishi each expressly disclaim beneficial ownership of the shares of Parent’s common stock owned by CPP Investment Board (USRE) Inc.

(9)	Mr. Brotman’s address is c/o of Starbucks, 2401 Utah Avenue S, Seattle, Washington 98134.

(10)
Consists of 24,485 shares of Class A Common Stock and Class B Common Stock issuable to Ms. Katz upon the exercise of options which are currently exercisable or which will become exercisable within 60 days of September 19, 2014.

(11)
Consists of 9,737 shares of Class A Common Stock and Class B Common Stock issuable to Mr. Skinner upon the exercise of options which are currently exercisable or which will become exercisable within 60 days of September 19, 2014.

(12)
Consists of 10,638 shares of Class A Common Stock and Class B Common Stock issuable to Mr. Gold upon the exercise of options which are currently exercisable or which will become exercisable within 60 days of September 19, 2014.

(13)
Consists of 4,303 shares of Class A Common Stock and Class B Common Stock issuable to Mr. Schulman upon the exercise of options which are currently exercisable or which will become exercisable within 60 days of September 19, 2014.

(14)
Consists of 6,060 shares of Class A Common Stock and Class B Common Stock issuable to Mr. Koryl upon the exercise of options which are currently exercisable or which will become exercisable within 60 days of September 19, 2014.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Stockholders Agreement

Upon completion of the Acquisition, Parent entered into the Stockholders Agreement. Pursuant to the terms of the Stockholders Agreement, each of our Sponsors has the right to designate three members of the Parent Board and to jointly designate two independent members of the Parent Board, in each case for so long as they or their respective affiliates own at least 25% of the then outstanding shares of Class A Common Stock. The Stockholders Agreement also provides for the election of the current chief executive officer of Parent to the Parent Board and, to the extent permitted by applicable laws and regulations and subject to certain exceptions, for equal representation on the boards of directors of our subsidiaries with respect to directors designated by our Sponsors and the appointment of at least one of the directors designated by each Sponsor to each committee of the Parent Board.

In addition, certain significant corporate actions require either (i) the approval of a majority of directors on the Parent Board, including at least one director designated by each of our Sponsors or (ii) the approval of our Sponsors, in each case subject to the requirement that the applicable Sponsor and its affiliates own at least 25% of the then outstanding shares of Class A Common Stock. These actions include the incurrence of additional indebtedness over $10 million in the aggregate outstanding at any time (subject to certain exceptions), the issuance or sale of any of our capital stock over $25 million in the aggregate (subject to certain exceptions), the sale, transfer or acquisition of any assets with a value of over $10 million outside the ordinary course of business, the declaration or payment of dividends (subject to certain exceptions), entering into any merger, reorganization or recapitalization (subject to certain exceptions), amendments to Parent’s charter or bylaws, approval of our annual budget and other similar actions.

The Stockholders Agreement also contains significant transfer restrictions and certain rights of first offer, tag-along rights, and drag-along rights. In addition, the Stockholders Agreement contains registration rights that, among other things, require Parent to register common stock held by the stockholders who are parties to the Stockholders Agreement if Parent registers for sale, either for its own account or for the account of others, shares of its common stock, subject to certain exceptions.

Under the Stockholders Agreement, certain affiliate transactions, including certain affiliate transactions between Parent, on the one hand, and our Sponsors or any of their respective affiliates, on the other hand, require either the approval of (i) a majority of disinterested directors or (ii) the holders of a majority of the shares of Class A Common Stock held by certain institutional stockholders who are parties to the Stockholders Agreement.

Management Services Agreements

Upon completion of the Acquisition, NMG and Parent entered into management services agreements with affiliates of our Sponsors (the Management Services Agreements). Under each of the Management Services Agreements, affiliates of our Sponsors provide NMG and Parent with certain management and financial services. In exchange for such services, NMG and Parent have agreed to reimburse affiliates of our Sponsors for certain expenses and provide customary indemnification. Upon completion of the Acquisition, NMG and Parent reimbursed affiliates of our Sponsors for their expenses incurred in connection with the Acquisition in an aggregate amount of $17.4 million in fiscal year 2014.

Former Sponsors’ Management Services Agreement

In connection with our acquisition of NMG on October 6, 2005 (the Prior Acquisition), we entered into a management services agreement with affiliates of our Former Sponsors (the Former Sponsors’ Management Services Agreement). Under the Former Sponsors’ Management Services Agreement, affiliates of[our Former Sponsors agreed to provide us with consulting and management advisory services in exchange for an aggregate annual management fee equal to the lesser of (i) 0.25% of consolidated annual revenue and (ii) $10 million. The Former Sponsors’ Management Services Agreement also included customary exculpation and indemnification provisions in favor of our Former Sponsors and their affiliates. Pursuant to the terms of the Former Sponsors’ Management Services Agreement, we paid a one-time success fee to our Former Sponsors of $48.6 million upon completion of the Acquisition and the Former Sponsors’ Management Services Agreement automatically terminated. Management fees to the Former Sponsors in fiscal year 2014 were $2.8 million.

Parent Subscription Agreement

In April 2014, Parent entered into a subscription agreement with Nora Aufreiter, who is a member of the Parent Board. Pursuant to the terms of this subscription agreement, Ms. Aufreiter purchased 750 shares of Class A Common Stock and 750 shares of Class B Common Stock for an aggregate purchase price of $750,000.

Director Independence

Though not formally considered by the Parent Board because we are not a listed issuer, we have evaluated the independence of the members of the Parent Board using the independence standards of the New York Stock Exchange. We believe that Ms. Aufreiter and Messrs. Axelrod, Bourguignon, Kaplan, Stein, Nishi, Feeney, Brotman and Gundotra are independent directors within the meaning of the listing standards of the New York Stock Exchange.

Certain Charter and By-Laws Provisions

Parent’s Certificate of Incorporation and Amended and Restated By-Laws contain provisions limiting our directors’ obligations in respect of corporate opportunities.

Review, Approval or Ratification of Transactions with Related Persons

Although we have not adopted formal procedures for the review, approval or ratification of transactions with related persons, the Parent Board reviews potential transactions with those parties we have identified as related parties prior to the consummation of the transaction, and we adhere to the general policy that such transactions should only be entered into if they are approved by the Parent Board, in accordance with applicable law, and in accordance with the restrictions on affiliate transactions in the Stockholders Agreement.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee pre-approves the use of audit and audit-related services following approval of the independent registered public accounting firm’s audit plan. All services detailed in the audit plan are considered pre-approved. If, during the course of the audit, the independent registered public accounting firm expects fees to exceed the approved fee estimate, those fees must be approved in advance by the Audit Committee.

Principal Accounting Fees and Services

Audit Fees.  The aggregate fees billed for the audits of the Company’s annual financial statements for the fiscal years ended August 2, 2014 and August 3, 2013 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q were $2,321,000 and $1,685,000, respectively.

Audit-Related Fees.  The aggregate fees billed for audit-related services for the fiscal years ended August 2, 2014 and August 3, 2013 were $265,000 and $264,000, respectively. These fees related to accounting research and consultation services.

Tax Fees.  The aggregate fees billed for tax services for the fiscal years ended August 2, 2014 and August 3, 2013 were $874,000 and $168,000, respectively. These fees are related to tax compliance and planning.

All Other Fees.  The aggregate fees billed for all other services not included above for the fiscal years ended August 2, 2014 and August 3, 2013 totaled approximately $404,000 and $46,000, respectively.  These fees primarily related to permitted advisory services.

The Audit Committee has considered and concluded that the provision of permissible non-audit services is compatible with maintaining our independent registered public accounting firm’s independence.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report.

1.	Financial Statements

The list of financial statements required by this item is set forth in Item 8.

2.	Index to Financial Statement Schedules

Page Number
Reports of Independent Registered Public Accounting Firm	F-3
Schedule II—Valuation and Qualifying Accounts and Reserves	95

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

3.                                     Exhibits

Note Regarding Corporate Names

Exhibit titles and references to previous filings below refer to entities by their historical names at the time the documents filed in the respective exhibits were created or filed, as applicable.  In some cases, entities’ names have subsequently changed:

•	Newton Acquisition, Inc. was renamed Neiman Marcus, Inc. in February 2006;

•	Newton Acquisition Merger Sub, Inc. merged with and into The Neiman Marcus Group, Inc. in October 2005, with The Neiman Marcus Group, Inc. continuing as the surviving corporation;

•	Neiman Marcus, Inc. was renamed Neiman Marcus Group LTD Inc. on August 28, 2013;

•	Neiman Marcus Group LTD Inc. was renamed Neiman Marcus Group LTD LLC on October 28, 2013; and

•	The Neiman Marcus Group, Inc. was renamed The Neiman Marcus Group LLC on October 28, 2013.

Exhibit		Method of Filing
2.1	Agreement and Plan of Merger, dated as of September 9, 2013, among Neiman Marcus Group LTD Inc., NM Mariposa Holdings, Inc., and Mariposa Merger Sub LLC.	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 11, 2013.

2.2	First Amendment to Agreement and Plan of Merger, dated as of October 24, 2013, among Neiman Marcus Group LTD Inc., NM Mariposa Holdings, Inc. and Mariposa Merger Sub LLC.	Filed herewith.

3.1	Certificate of Formation of the Company, dated as of October 28, 2013.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2013.

3.2	Amended and Restated Limited Liability Company Agreement of the Company, dated as of October 28, 2013.	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 29, 2013.

4.1	Senior Cash Pay Notes Indenture, dated as of October 21, 2013, between Mariposa Merger Sub LLC, Mariposa Borrower, Inc. and U.S. Bank National Association, as trustee.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 29, 2013.

4.2	Senior PIK Toggle Notes Indenture, dated as of October 21, 2013, between Mariposa Merger Sub LLC, Mariposa Borrower, Inc. and U.S. Bank National Association, as trustee.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 29, 2013.

4.3	Indenture, dated as of May 27, 1998, between The Neiman Marcus Group, Inc. and The Bank of New York, as trustee.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

4.4	Form of 7.125% Senior Debentures Due 2028, dated May 27, 1998.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

4.5
First Supplemental Indenture, dated as of July 11, 2006, to the Indenture, dated as of May 27, 1998, among The Neiman Marcus Group, Inc., Neiman Marcus, Inc., and The Bank of New York Trust Company, N.A., as successor trustee.
Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2011.

4.6
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

4.8
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
Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 29, 2013.

10.2
Refinancing Amendment, dated March 13, 2014, among the Company as Borrower, Mariposa Intermediate Holdings LLC, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, and the banks and other financial institutions party thereto as lenders.
Incorporated herein by reference to the Company's Current Report on Form 8-K filed on March 13, 2014.

10.3
Revolving Credit Agreement, dated as of October 25, 2013, among Mariposa Intermediate Holdings LLC, the Company (as successor by merger to Mariposa Merger Sub LLC), the subsidiaries of the Company from time to time party thereto, Deutsche Bank AG New York Branch, as Administrative and Collateral Agent, and the lenders thereunder.
Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 29, 2013.

10.4	Employment Agreement, dated as of October 25, 2013, by and among The Neiman Marcus Group LLC, the Company and Karen Katz.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 29, 2013.

10.5	Employment Agreement, dated as of October 25, 2013, by and among The Neiman Marcus Group LLC, the Company and James E. Skinner.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 29, 2013.

10.6	Employment Agreement, dated as of October 25, 2013, by and among The Neiman Marcus Group LLC, the Company and James J. Gold.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 29, 2013.

10.7	NM Mariposa Holdings, Inc. Management Equity Incentive Plan dated October 25, 2013.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 29, 2013.

10.8	Form of NM Mariposa Holdings, Inc. Co-Invest Options Non-Qualified Stock Option Agreement pursuant to the NM Mariposa Holdings, Inc. Management Equity Incentive Plan.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 29, 2013.

10.9	Form of NM Mariposa Holdings, Inc. Time-Vested Option Non-Qualified Stock Option Agreement pursuant to the NM Mariposa Holdings, Inc. Management Equity Incentive Plan.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 29, 2013.

10.10	Form of NM Mariposa Holdings, Inc. Performance-Vested Option Non-Qualified Stock Option Agreement pursuant to the NM Mariposa Holdings, Inc. Management Equity Incentive Plan.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 29, 2013.

10.11	Second Amended and Restated Credit Card Program Agreement, dated as of July 15, 2013, by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., and Capital One, National Association. (1)	Incorporated herein by reference to the Company’s Amendment No. 1 to the Form S-1 Registration Statement dated August 7, 2013.

10.12	Second Amended and Restated Servicing Agreement, dated as of July 15, 2013, between The Neiman Marcus Group, Inc. and Capital One, National Association. (1)	Incorporated herein by reference to the Company’s Amendment No. 1 to the Form S-1 Registration Statement dated August 7, 2013.

10.13	Form of Confidentiality, Non-Competition and Termination Benefits Agreement by and between The Neiman Marcus Group, Inc. and certain eligible key employees.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2010.

10.14
Form of Amendment to the Confidentiality, Non-Competition and Termination Benefits Agreement effective as of January 1, 2009 by and between The Neiman Marcus Group, Inc., a Delaware corporation, and certain eligible key employees.
Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.15	The Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan amended and restated effective January 1, 2008.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 26, 2008.

10.16	Amendment No. 1 effective as of January 1, 2009 to The Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.17	The Neiman Marcus Group, Inc. Supplemental Executive Retirement Plan as amended and restated effective January 1, 2009.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.18	The Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2008.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2008.

10.19	Amendment No. 1 effective January 1, 2009 to the Amended and Restated Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.20	Amendment No. 2 to the Amended and Restated Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan dated July 17, 2010.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

10.21	Amendment No. 1 to The Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan dated July 17, 2010.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

10.22	Management Services Agreement, dated October 25, 2013, by and among NM Mariposa Holdings, Inc., The Neiman Marcus Group, Inc. and ACOF Operating Manager III, LLC.	Filed herewith.

10.23	Management Services Agreement, dated October 25, 2013, by and among NM Mariposa Holdings, Inc., The Neiman Marcus Group, Inc. and ACOF Operating Manager IV, LLC.	Filed herewith.

10.24	Management Services Agreement, dated October 25, 2013, by and among NM Mariposa Holdings, Inc., The Neiman Marcus Group, Inc. and CPPIB Equity Investments Inc.	Filed herewith.

10.25	Director Services Agreement, dated January 29, 2014, by and between NM Mariposa Holdings, Inc. and Nora Aufreiter.	Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended February 1, 2014.

10.26	Director Services Agreement, dated April 30, 2014, by and between NM Mariposa Holdings, Inc. and Philippe Bourguignon.	Filed herewith.

10.27	Director Services Agreement, dated April 30, 2014, by and between NM Mariposa Holdings, Inc. and Adam Brotman.	Filed herewith.

10.28	Director Services Agreement, dated April 30, 2014, by and between NM Mariposa Holdings, Inc. and Vic Gundotra.	Filed herewith.

12.1	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

14.1	The Neiman Marcus Group, Inc. Code of Ethics and Conduct.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2013.

14.2	The Neiman Marcus Group, Inc. Code of Ethics for Financial Professionals.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

21.1	Subsidiaries of the Company.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document	Furnished herewith electronically.

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith electronically.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith electronically.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith electronically.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith electronically.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith electronically.

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

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under our supervision and with the participation of other key members of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of August 2, 2014. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an unqualified attestation report on the effectiveness of our internal controls over financial reporting as of August 2, 2014.

KAREN W. KATZ
President and Chief Executive Officer

JAMES E. SKINNER
Executive Vice President, Chief Operating Officer and Chief Financial Officer

T. DALE STAPLETON
Senior Vice President and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of Neiman Marcus Group LTD LLC

We have audited the accompanying consolidated balance sheets of Neiman Marcus Group LTD LLC (the Company) (formerly Neiman Marcus Group LTD Inc.) as of August 2, 2014 (Successor) and August 3, 2013 (Predecessor), and the related (i) consolidated statements of operations and consolidated statements of comprehensive (loss) earnings for the thirty-nine weeks ended August 2, 2014 (Successor), the thirteen weeks ended November 2, 2013 (Predecessor), and for each of the two years in the period ended August 3, 2013 (Predecessor), (ii) consolidated statements of cash flows for the Acquisition and thirty-nine weeks ended August 2, 2014 (Successor), the thirteen weeks ended November 2, 2013 (Predecessor) and for each of the two years in the period ended August 3, 2013 (Predecessor), (iii) consolidated statement of member equity for the thirty-nine weeks ended August 2, 2014 (Successor), and (iv) consolidated statements of stockholders’ equity for the thirteen weeks ended November 2, 2013 (Predecessor) and for each of the two years in the period ended August 3, 2013 (Predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neiman Marcus Group LTD LLC at August 2, 2014 (Successor) and August 3, 2013 (Predecessor), and the (i) consolidated results of its operations for the thirty-nine weeks ended August 2, 2014 (Successor), the thirteen weeks ended November 2, 2013 (Predecessor), and for each of the two years in the period ended August 3, 2013 (Predecessor) and (ii) its cash flows for the Acquisition and thirty-nine weeks ended August 2, 2014 (Successor), the thirteen weeks ended November 2, 2013 (Predecessor) and for each of the two years in the period ended August 3, 2013 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Neiman Marcus Group LTD LLC’s internal control over financial reporting as of August 2, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated September 25, 2014 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Dallas, Texas
September 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of Neiman Marcus Group LTD LLC

We have audited Neiman Marcus Group LTD LLC’s (formerly Neiman Marcus Group LTD Inc.) internal control over financial reporting as of August 2, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Neiman Marcus Group LTD LLC’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Neiman Marcus Group LTD LLC maintained, in all material respects, effective internal control over financial reporting as of August 2, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Neiman Marcus Group LTD LLC as of August 2, 2014 (Successor) and August 3, 2013 (Predecessor), and the related (i) consolidated statements of operations and consolidated statements of comprehensive (loss) earnings for the thirty-nine weeks ended August 2, 2014 (Successor), the thirteen weeks ended November 2, 2013 (Predecessor), and for each of the two years in the period ended August 3, 2013 (Predecessor), (ii) consolidated statements of cash flows for the Acquisition and thirty-nine weeks ended August 2, 2014 (Successor), the thirteen weeks ended November 2, 2013 (Predecessor) and for each of the two years in the period ended August 3, 2013 (Predecessor), (iii) consolidated statement of member equity for the thirty-nine weeks ended August 2, 2014 (Successor), and (iv) consolidated statements of stockholders’ equity for the thirteen weeks ended November 2, 2013 (Predecessor) and for each of the two years in the period ended August 3, 2013 (Predecessor), and our report dated September 25, 2014, expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Dallas, Texas
September 25, 2014

NEIMAN MARCUS GROUP LTD LLC
CONSOLIDATED BALANCE SHEETS

	August 2, 2014	August 3, 2013
(in thousands, except units/shares)	(Successor)	(Predecessor)
ASSETS
Current assets:
Cash and cash equivalents	$196,476	$136,676
Merchandise inventories	1,069,632	1,018,839
Deferred income taxes	39,049	27,645
Other current assets	104,617	102,817
Total current assets	1,409,774	1,285,977

Property and equipment, net	1,390,266	901,844
Favorable lease commitments, net	1,094,767	340,053
Other definite-lived intangible assets, net	587,519	210,690
Tradenames	1,970,698	1,231,405
Goodwill	2,148,627	1,263,433
Other assets	160,075	66,839
Total assets	$8,761,726	$5,300,241

LIABILITIES AND MEMBER/STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$375,085	$386,538
Accrued liabilities	452,172	390,168
Current portion of long-term debt	29,426	—
Total current liabilities	856,683	776,706

Long-term liabilities:
Long-term debt	4,580,521	2,697,077
Deferred income taxes	1,540,076	639,381
Deferred real estate credits	4,460	104,366
Other long-term liabilities	347,392	251,673
Total long-term liabilities	6,472,449	3,692,497

Predecessor:
Common stock (par value $0.01 per share, 4,000,000 shares authorized and 1,019,728 shares issued and outstanding at August 3, 2013)	—	10

Successor:
Membership unit (1 unit issued and outstanding at August 2, 2014)	—	—

Additional paid-in capital	1,584,106	1,005,833
Accumulated other comprehensive loss	(17,429)	(107,529)
Accumulated deficit	(134,083)	(67,276)
Total member/stockholders' equity	1,432,594	831,038
Total liabilities and member/stockholders' equity	$8,761,726	$5,300,241

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirty-nine weeks ended	Thirteen weeks ended	Fiscal year ended	Fiscal year ended
	August 2, 2014	November 2, 2013	August 3, 2013	July 28, 2012
(in thousands)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)

Revenues	$3,710,193	$1,129,138	$4,648,249	$4,345,374
Cost of goods sold including buying and occupancy costs (excluding depreciation)	2,563,273	685,408	2,995,363	2,794,713
Selling, general and administrative expenses (excluding depreciation)	840,454	266,543	1,047,796	1,006,902
Income from credit card program	(40,672)	(14,653)	(53,373)	(51,571)
Depreciation expense	113,334	34,239	141,515	130,119
Amortization of intangible assets	108,052	7,251	29,559	32,245
Amortization of favorable lease commitments	40,574	4,469	17,877	17,878
Other expenses	76,347	113,745	23,125	11,514

Operating earnings	8,831	32,136	446,387	403,574

Interest expense, net	232,739	37,315	168,955	175,237

(Loss) earnings before income taxes	(223,908)	(5,179)	277,432	228,337

Income tax (benefit) expense	(89,825)	7,919	113,733	88,251

Net (loss) earnings	$(134,083)	$(13,098)	$163,699	$140,086

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS

	Thirty-nine weeks ended	Thirteen weeks ended	Fiscal year ended	Fiscal year ended
	August 2, 2014	November 2, 2013	August 3, 2013	July 28, 2012
(in thousands)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)

Net (loss) earnings	$(134,083)	$(13,098)	$163,699	$140,086

Other comprehensive (loss) earnings:
Change in unrealized loss on financial instruments, net of tax	(954)	610	(513)	(3,779)
Reclassification of realized loss on financial instruments to earnings, net of tax	—	224	2,106	2,011
Change in unrealized loss on unfunded benefit obligations, net of tax	(16,475)	490	39,670	(73,979)
Total other comprehensive (loss) earnings	(17,429)	1,324	41,263	(75,747)

Total comprehensive (loss) earnings	$(151,512)	$(11,774)	$204,962	$64,339

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Acquisition and Thirty-nine weeks ended	Thirteen weeks ended	Fiscal year ended	Fiscal year ended
	August 2, 2014	November 2, 2013	August 3, 2013	July 28, 2012
(in thousands)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
CASH FLOWS - OPERATING ACTIVITIES
Net (loss) earnings	$(134,083)	$(13,098)	$163,699	$140,086
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expense	279,077	48,425	197,355	188,699
Loss on debt extinguishment	7,882	—	15,597	—
Equity in loss of foreign e-commerce retailer	3,613	1,523	13,125	1,514
Deferred income taxes	(117,874)	(6,326)	(19,439)	(10,094)
Non-cash charges related to the Acquisition	145,062	—	—	—
Other	4,931	5,002	5,633	7,004
	188,608	35,526	375,970	327,209
Changes in operating assets and liabilities:
Merchandise inventories	88,832	(142,417)	(79,022)	(100,483)
Other current assets	74,480	12,111	27,664	(10,810)
Other assets	2,554	(1,484)	2,495	(4,495)
Accounts payable and accrued liabilities	(57,638)	107,091	42,604	62,611
Deferred real estate credits	3,172	1,484	4,697	15,059
Payment of deferred compensation in connection with the Acquisition	(16,623)	—	—	—
Funding of defined benefit pension plan	—	—	(25,049)	(29,281)
Net cash provided by operating activities	283,385	12,311	349,359	259,810

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(138,007)	(35,959)	(146,505)	(152,838)
Acquisition of Neiman Marcus Group LTD LLC	(3,388,585)	—	—	—
Investment in foreign e-commerce retailer	35,000	—	(10,000)	(29,421)
Net cash used for investing activities	(3,491,592)	(35,959)	(156,505)	(182,259)

CASH FLOWS - FINANCING ACTIVITIES
Borrowings under senior secured asset-based revolving credit facility	170,000	—	—	—
Repayment of borrowings under senior secured asset-based revolving credit facility	(170,000)	—	—	—
Borrowings under senior secured term loan facility	2,950,000	—	—	—
Repayment of borrowings under senior secured term loan facility	(22,089)	—	—	—
Borrowings under former senior secured asset-based revolving credit facility	—	130,000	100,000	175,000
Repayment of borrowings under former senior secured asset-based revolving credit facility	(145,000)	—	(185,000)	(75,000)
Borrowings under former senior secured term loan facility	—	—	500,000	—
Repayment of borrowings under former senior secured term loan facility	(2,433,096)	(126,904)	—	—
Repayment of borrowings under senior subordinated notes	—	—	(510,668)	—
Borrowings under cash pay notes	960,000	—	—	—
Borrowings under PIK toggle notes	600,000	—	—	—
Distributions to stockholders	—	—	—	(449,295)
Debt issuance costs paid	(178,606)	—	(9,763)	(594)
Cash equity contributions	1,557,350	—	—	—
Net cash provided by (used for) financing activities	3,288,559	3,096	(105,431)	(349,889)

CASH AND CASH EQUIVALENTS
Increase (decrease) during the year	80,352	(20,552)	87,423	(272,338)
Beginning balance	116,124	136,676	49,253	321,591
Ending balance	$196,476	$116,124	$136,676	$49,253

Supplemental Schedule of Cash Flow Information
Cash paid (received) during the period for:
Interest	$159,335	$40,789	$153,131	$164,700
Income taxes	$(6,769)	$7,544	$111,085	$78,854
Non-cash activities:
Equity contribution from management	$26,756	$—	$—	$—
See Notes to Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive (loss) earnings	Retained (deficit) earnings	Total stockholders’ equity
Predecessor:
BALANCE AT JULY 30, 2011	$10	$1,438,393	$(73,045)	$(371,061)	$994,297
Stock-based compensation expense	—	6,914	—	—	6,914
Stock option exercises and other	—	(712)	—	—	(712)
Distributions to stockholders	—	(449,295)	—	—	(449,295)
Comprehensive earnings:
Net earnings	—	—	—	140,086	140,086
Adjustments for fluctuations in fair market value of financial instruments, net of tax of ($2,457)	—	—	(3,779)	—	(3,779)
Reclassification to earnings, net of tax of $1,307	—	—	2,011	—	2,011
Change in unfunded benefit obligations, net of tax of ($48,099)	—	—	(73,979)	—	(73,979)
Total comprehensive earnings					64,339
BALANCE AT JULY 28, 2012	10	995,300	(148,792)	(230,975)	615,543
Stock-based compensation expense	—	9,710	—	—	9,710
Stock option exercises and other	—	823	—	—	823
Comprehensive earnings:
Net earnings	—	—	—	163,699	163,699
Adjustments for fluctuations in fair market value of financial instruments, net of tax of ($333)	—	—	(513)	—	(513)
Reclassification to earnings, net of tax of $1,369	—	—	2,106	—	2,106
Change in unfunded benefit obligations, net of tax of $25,792	—	—	39,670	—	39,670
Total comprehensive earnings					204,962
BALANCE AT AUGUST 3, 2013	10	1,005,833	(107,529)	(67,276)	831,038
Stock-based compensation expense	—	2,548	—	—	2,548
Stock option exercises and other	—	125	—	—	125
Comprehensive loss:
Net loss	—	—	—	(13,098)	(13,098)
Adjustments for fluctuations in fair market value of financial instruments, net of tax of $396	—	—	610	—	610
Reclassification to earnings, net of tax of $145	—	—	224	—	224
Change in unfunded benefit obligations, net of tax of $319	—	—	490	—	490
Total comprehensive loss					(11,774)
BALANCE AT NOVEMBER 2, 2013	$10	$1,008,506	$(106,205)	$(80,374)	$821,937

NEIMAN MARCUS GROUP LTD LLC
CONSOLIDATED STATEMENT OF MEMBER EQUITY

(in thousands)	Additional paid-in capital	Accumulated other comprehensive loss	Retained deficit	Total member equity
Successor:
Equity contributions	$1,584,106	$—	$—	$1,584,106
Comprehensive loss:
Net loss	—	—	(134,083)	(134,083)
Adjustments for fluctuations in fair market value of financial instruments, net of tax of ($616)	—	(954)	—	(954)
Change in unfunded benefit obligations, net of tax of ($10,623)	—	(16,475)	—	(16,475)
Total comprehensive loss				(151,512)
BALANCE AT AUGUST 2, 2014	$1,584,106	$(17,429)	$(134,083)	$1,432,594

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company is a luxury retailer conducting integrated store and online operations principally under the Neiman Marcus and Bergdorf Goodman brand names.  References to “we,” “our” and “us” are used to refer to the Company or to the Company and its subsidiaries, as appropriate to the context. On October 25, 2013, the Company (formerly Neiman Marcus Group LTD Inc.) merged with and into Mariposa Merger Sub LLC (Mariposa) pursuant to an Agreement and Plan of Merger, dated September 9, 2013, by and among NM Mariposa Holdings, Inc. (Parent), Mariposa and the Company, with the Company surviving the merger (the Acquisition).  As a result of the Acquisition and the Conversion (as defined below), the Company is now a direct subsidiary of Mariposa Intermediate Holdings LLC (Holdings), which in turn is a direct subsidiary of Parent. Parent is owned by private investment funds affiliated with Ares Management, L.P. and Canada Pension Plan Investment Board (together, the Sponsors) and certain co-investors.  On October 28, 2013, the Company and NMG (as defined below) each converted from a Delaware corporation to a Delaware limited liability company (the Conversion). Previously, the Company was a subsidiary of Newton Holding, LLC, which was controlled by investment funds affiliated with TPG Global, LLC (together with its affiliates, TPG) and Warburg Pincus LLC (together with TPG, the Former Sponsors).

The Company’s operations are conducted through its wholly owned subsidiary, The Neiman Marcus Group LLC (formerly The Neiman Marcus Group, Inc.) (NMG).

The accompanying Consolidated Financial Statements are presented as “Predecessor” or “Successor” to indicate whether they relate to the period preceding the Acquisition or the period succeeding the Acquisition, respectively.  All significant intercompany accounts and transactions have been eliminated.

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  This resulted in an extra week in fiscal year 2013 (the 53rd week). All references to fiscal year 2014 relate to the combined period comprised of the thirty-nine weeks ended August 2, 2014 of the Successor and the thirteen weeks ended November 2, 2013 of the Predecessor, all references to fiscal year 2013 relate to the fifty-three weeks ended August 3, 2013 of the Predecessor and all references to fiscal year 2012 relate to the fifty-two weeks ended July 28, 2012 of the Predecessor.

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

Purchase Accounting.  We have accounted for the Acquisition in accordance with the provisions of Accounting Standards Codification Topic 805, Business Combinations, whereby the purchase price paid to effect the Acquisition has been allocated to state the acquired assets and liabilities at fair value.  The Acquisition and the allocation of the purchase price have been recorded for accounting purposes as of November 2, 2013, the end of our first quarter of fiscal year 2014.  In connection with the purchase price allocation, we have made estimates of the fair values of our long-lived and intangible assets based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information, and in some cases, valuation results from independent valuation specialists, which resulted in increases in the carrying value of our property and equipment and inventory, the revaluation of intangible assets for our tradenames, customer lists and favorable lease commitments and the revaluation of our long-term benefit plan obligations, among other things.

 Cash and Cash Equivalents.  Cash and cash equivalents primarily consist of cash on hand in our stores, deposits with banks and overnight investments with banks and financial institutions. Cash equivalents are stated at cost, which approximates fair value. Our cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable includes outstanding checks not yet presented for payment of $45.6 million at August 2, 2014 and $46.3 million at August 3, 2013.

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise. These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold. The amounts of vendor allowances we receive fluctuate based on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during fiscal years 2014, 2013 or 2012. We received vendor allowances of $88.5 million for the thirty-nine weeks ended August 2, 2014; $5.0 million for the thirteen weeks ended November 2, 2013; $90.2 million in fiscal year 2013; and $92.5 million in fiscal year 2012.

We obtain certain merchandise, primarily precious jewelry, on a consignment basis to expand our product assortment. Consignment merchandise held by us with a cost basis of $376.8 million at August 2, 2014 and $358.9 million at August 3, 2013 is not reflected in our Consolidated Balance Sheets.

Cost of goods sold also includes delivery charges we pay to third party carriers and other costs related to the fulfillment of customer orders not delivered at the point-of-sale.

Long-lived Assets.  Property and equipment are stated at cost less accumulated depreciation. In connection with the Acquisition, the cost basis of the acquired property and equipment was adjusted to its estimated fair value. For financial reporting purposes, we compute depreciation principally using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over five to 30 years while fixtures and equipment are depreciated over three to 15 years. Leasehold improvements are amortized over the shorter of the asset life or the lease term (which may include renewal periods when exercise of the renewal option is at our discretion and exercise of the renewal option is considered reasonably assured). Costs incurred for the development of internal computer software are capitalized and amortized using the straight-line method over three to ten years.

We assess the recoverability of the carrying values of our store assets, consisting of property and equipment, customer lists and favorable lease commitments, annually and upon the occurrence of certain events. The recoverability assessment requires judgment and estimates of future store generated cash flows.

 Intangible Assets Subject to Amortization.  Prior to the Acquisition, Predecessor definite-lived intangible assets, primarily customer lists, were amortized over their estimated useful lives, ranging from four to 24 years (weighted average life of 13 years from the October 6, 2005 acquisition by the Former Sponsors).  Predecessor favorable lease commitments were amortized over the remaining lives of the leases, ranging from nine to 49 years (weighted average life of 33 years from the October 6, 2005 acquisition by the Former Sponsors).

Subsequent to the Acquisition, Successor definite-lived intangible assets, primarily customer lists, are amortized over their estimated useful lives, currently estimated at 12 to 16 years (weighted average life of 14 years from the Acquisition). Successor favorable lease commitments are amortized over the remaining lives of the leases, currently estimated at two to 55 years (weighted average life of 30 years from the Acquisition). Total amortization of all intangible assets recorded in connection with the Acquisition for the next five fiscal years is currently estimated as follows (in thousands):

2015	$131,783
2016	105,737
2017	100,937
2018	95,928
2019	92,313

Indefinite-lived Intangible Assets and Goodwill.  Indefinite-lived intangible assets, such as our Neiman Marcus and Bergdorf Goodman tradenames and goodwill, are not subject to amortization. Rather, we assess the recoverability of indefinite-lived intangible assets and goodwill in the fourth quarter of each fiscal year and upon the occurrence of certain events.

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

•
estimated market royalty rates that could be derived from the licensing of our tradenames to third parties to establish the cash flows accruing to the benefit of the Company as a result of our ownership of our tradenames; and

•	rates, based on our estimated weighted average cost of capital, used to discount the estimated cash flow projections to their present value (or estimated fair value).
If the recorded carrying value of the tradename exceeds its estimated fair value, an impairment charge is recorded to write the tradename down to its estimated fair value.

The assessment of the recoverability of the goodwill associated with our Neiman Marcus stores, Bergdorf Goodman stores, Last Call stores and Online reporting units involves a two-step process.  The first step requires the comparison of the estimated enterprise fair value of each of our reporting units to its recorded carrying value.  We estimate the enterprise fair value based on discounted cash flow techniques (Level 3 determination of fair value).  If the recorded carrying value of a reporting unit exceeds its estimated enterprise fair value in the first step, a second step is performed in which we allocate the enterprise fair value to the fair value of the reporting unit’s net assets.  The second step of the impairment testing process requires, among other things, the estimation of the fair values of substantially all of our tangible and intangible assets.  Any enterprise fair value in excess of amounts allocated to such net assets represents the implied fair value of goodwill for that reporting unit.  If the recorded goodwill balance for a reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded to write goodwill down to its fair value.

The impairment testing process related to our indefinite-lived intangible assets is subject to inherent uncertainties and subjectivity.  The use of different assumptions, estimates or judgments with respect to the estimation of the projected future cash flows and the determination of the discount rate used to reduce such projected future cash flows to their net present value could materially increase or decrease any related impairment charge.  We believe our estimates are appropriate based upon current market conditions and the best information available at the assessment date.  However, future impairment charges could be required if we do not achieve our current revenue and profitability projections or the weighted average cost of capital increases. No impairment charges related to our tradenames and goodwill were recorded in fiscal years 2014, 2013 or 2012.

Leases.  We lease certain retail stores and office facilities. Stores we own are often subject to ground leases.  The terms of our real estate leases, including renewal options, range from two to 130 years.  Most leases provide for monthly fixed minimum rentals or contingent rentals based upon sales in excess of stated amounts and normally require us to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs.  For leases that contain predetermined, fixed calculations of minimum rentals, we recognize rent expense on a straight-line basis over the lease term.  We recognize contingent rent expenses when it is probable that the sales thresholds will be reached during the year.

 We receive allowances from developers related to the construction of our stores.  We record these allowances as deferred real estate credits, which we recognize as a reduction of rent expense on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased asset.  We received construction allowances aggregating $5.7 million for the thirty-nine weeks ended August 2, 2014, $7.2 million in fiscal year 2013 and $10.6 million in fiscal year 2012.

Benefit Plans.  We sponsor a defined benefit pension plan (Pension Plan), an unfunded supplemental executive retirement plan (SERP Plan) which provides certain employees additional pension benefits and a postretirement plan providing eligible employees limited postretirement health care benefits (Postretirement Plan). In calculating our obligations and related expense, we make various assumptions and estimates, after consulting with outside actuaries and advisors.  The annual determination of expense involves calculating the estimated total benefits ultimately payable to plan participants.  We use the traditional unit credit method in recognizing pension liabilities.  The Pension Plan, SERP Plan and Postretirement Plan are valued annually as of the end of each fiscal year. As of the third quarter of fiscal year 2010, benefits offered to all employees under our Pension Plan and SERP Plan were frozen.

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

Revenues are reduced when customers return goods previously purchased. We maintain reserves for anticipated sales returns primarily based on our historical trends related to returns by our customers. Our reserves for anticipated sales returns aggregated $38.9 million at August 2, 2014 and $37.4 million at August 3, 2013.

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

We receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendors’ merchandise. These allowances are netted against the related compensation expense that we incur. Amounts received from vendors related to compensation programs were $55.4 million for the thirty-nine weeks ended August 2, 2014, $18.5 million for the thirteen weeks ended November 2, 2013, $72.2 million in fiscal year 2013 and $65.1 million in fiscal year 2012.

We incur costs to advertise and promote the merchandise assortment offered through our store and online operations.  We expense advertising costs for print media costs and promotional materials mailed to our customers at the time of mailing to the customer.  We amortize the costs of print catalogs during the periods we expect to generate revenues from such catalogs, generally three to six months. We expense the costs incurred to produce the photographic content on our websites, as well as website design and web marketing costs, as incurred.  Net marketing and advertising expenses were $109.8 million for the thirty-nine weeks ended August 2, 2014, $34.6 million for the thirteen weeks ended November 2, 2013, $126.9 million in fiscal year 2013 and $106.5 million in fiscal year 2012.

Consistent with industry practice, we receive advertising allowances from certain of our merchandise vendors. Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media.  Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned.  Advertising allowances aggregated approximately $31.4 million for the thirty-nine weeks ended August 2, 2014, $20.0 million for the thirteen weeks ended November 2, 2013, $55.0 million in fiscal year 2013 and $53.1 million in fiscal year 2012.

Income from Credit Card Program.  We maintain a proprietary credit card program through which credit is extended to customers and have a related marketing and servicing alliance with affiliates of Capital One Financial Corporation (Capital One).  Pursuant to our agreement with Capital One (the Program Agreement), Capital One currently offers credit cards and non-card payment plans under both the "Neiman Marcus" and "Bergdorf Goodman" brand names. Effective July 1, 2013, we amended and extended the Program Agreement to July 2020 (renewable thereafter for three-year terms), subject to early termination provisions.

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
Gift Cards.  The gift cards sold to our customers have no stated expiration dates and, in some cases, are subject to actual and/or potential escheatment rights in various of the jurisdictions in which we operate.  Unredeemed gift cards aggregated $43.1 million at August 2, 2014 and $36.3 million at August 3, 2013.

We recognized gift card breakage of $1.3 million for the thirty-nine weeks ended August 2, 2014, $0.3 million for the thirteen weeks ended November 2, 2013, $1.9 million in fiscal year 2013 and $2.5 million in fiscal year 2012 as a component of revenues.

Loyalty Program.  We maintain a customer loyalty program in which customers earn points for qualifying purchases.  Upon reaching specified levels, points are redeemed for awards, primarily gift cards.  The estimates of the costs associated with the loyalty program require us to make assumptions related to customer purchasing levels and redemption rates.  At the time the qualifying sales giving rise to the loyalty program points are made, we defer the portion of the revenues on the qualifying sales transactions equal to the estimated retail value of the gift cards to be redeemed upon conversion of the earned points to gift cards.  We record the deferral of revenues related to gift card awards under our loyalty program as a reduction of revenues.

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

Recent Accounting Pronouncements.  In May 2014, the Financial Accounting Standards Board (FASB) issued guidance to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, which is effective for us as of the first quarter of fiscal year 2018 using one of two retrospective application methods. We are currently evaluating the application method and the impact of adopting this new accounting guidance on our Consolidated Financial Statements.

We do not expect that any other recently issued accounting pronouncements will have a material impact on our financial statements.

NOTE 2. THE ACQUISITION

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

We have accounted for the Acquisition in accordance with the provisions of FASB Accounting Standards Codification Topic 805, Business Combinations, whereby the purchase price paid to effect the Acquisition has been allocated to state the acquired assets and liabilities at fair value.  The Acquisition and the allocation of the purchase price have been recorded for accounting purposes as of November 2, 2013, the end of our first quarter of fiscal year 2014.

In connection with the purchase price allocation, we have made estimates of the fair values of our long-lived and intangible assets based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information, and in some cases, valuation results from independent valuation specialists.  As of August 2, 2014, we have recorded purchase accounting adjustments to increase the carrying value of our property and equipment and inventory, to revalue intangible assets for our tradenames, customer lists and favorable lease commitments and to revalue our long-term benefit plan obligations, among other things.

The purchase price has been allocated as follows (in millions):

Consideration payable to former equity holders (including $26.8 million management rollover)		$3,382.7
Capitalized transaction costs		32.7
Total consideration paid to effect the Acquisition		3,415.4

Net assets acquired at historical cost		821.9

Adjustments to state acquired assets at fair value:
1) Increase carrying value of merchandise inventories	$129.6
2) Increase carrying value of property and equipment	457.7
3) Revalue intangible assets:
Tradenames	739.3
Other definite-lived intangible assets, primarily customer lists	492.1
Favorable lease commitments	799.8
4) Change in carrying values of other assets and liabilities	(67.0)
5) Write-off historical deferred lease credits	102.3
6) Write-off historical debt issuance costs	(31.3)
7) Write-off historical goodwill	(1,263.4)
8) Settlement of unvested Predecessor stock options (Note 12)	51.5
9) Tax impact of valuation adjustments and other tax benefits	(965.7)
Total adjustments to state acquired assets at fair value		444.9
Net assets acquired at fair value		1,266.8

Excess purchase price related to the Acquisition recorded as goodwill		$2,148.6

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

	Fiscal years ended
(in thousands)	August 2, 2014	August 3, 2013

Revenues	$4,839,331	$4,648,249
Net earnings (loss)	36,501	(118,315)

Pro forma adjustments for fiscal year 2014 consist primarily of 1) the reversal of $162.7 million of transaction costs incurred in connection with the Acquisition, 2) the reversal of the historical non-cash charges of $129.6 million to cost of goods sold related to the sale of our acquired inventories that were valued at their fair values as of the Acquisition date and 3) adjustments to depreciation and amortization charges aggregating $26.5 million, partially offset by 4) interest expense of $29.8 million.

Pro forma adjustments for fiscal year 2013 consist primarily of 1) depreciation and amortization charges aggregating $159.8 million, 2) interest expense of $130.9 million and 3) non-cash charges of $129.6 million to cost of goods sold related to the step-up in carrying value of our inventories as of the Acquisition date.

NOTE 3. FAIR VALUE MEASUREMENTS

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

The following table shows the Company’s financial assets that are required to be measured at fair value on a recurring basis in our Consolidated Balance Sheets:

	Fair Value Hierarchy	August 2, 2014	August 3, 2013
(in thousands)		(Successor)	(Predecessor)
Other long-term assets:
Interest rate caps	Level 2	$1,132	$29

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

The carrying values of cash and cash equivalents, credit card receivables and accounts payable approximate fair value due to their short-term nature.  We determine the fair value of our long-term debt on a non-recurring basis, which results are summarized as follows:

		August 2, 2014 (Successor)		August 3, 2013 (Predecessor)
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Senior Secured Term Loan Facility	Level 2	$2,927,912	$2,907,797	$—	$—
Cash Pay Notes	Level 2	960,000	994,800	—	—
PIK Toggle Notes	Level 2	600,000	633,000	—	—
2028 Debentures	Level 2	122,035	127,500	122,077	125,625
Former Asset-Based Revolving Credit Facility	Level 2	—	—	15,000	15,000
Former Senior Secured Term Loan Facility	Level 2	—	—	2,560,000	2,566,400

We estimated the fair value of long-term debt using prevailing market rates for debt of similar remaining maturities and credit risk for our revolving and term loan facilities and quoted market prices of the same or similar issues for the Cash Pay Notes, the PIK Toggle Notes and the $125.0 million aggregate principal amount of 7.125% Debentures due 2028 (the 2028 Debentures and, together with the Cash Pay Notes and the PIK Toggle Notes, the Notes).

In connection with purchase accounting, we have made estimates of the fair value of our long-lived and intangible assets based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information, and in some cases, valuation results from independent valuation specialists (Level 3 determination of fair value). We also measure certain non-financial assets at fair value on a non-recurring basis, primarily long-lived assets, intangible assets and goodwill, in connection with our periodic evaluations of such assets for potential impairment.

NOTE 4.  PROPERTY AND EQUIPMENT, NET

The significant components of our property and equipment, net are as follows:

	August 2, 2014	August 3, 2013
(in thousands)	(Successor)	(Predecessor)

Land, buildings and improvements	$1,047,556	$1,017,463
Fixtures and equipment	373,033	904,879
Construction in progress	83,395	49,648
	1,503,984	1,971,990
Less: accumulated depreciation and amortization	113,718	1,070,146
Property and equipment, net	$1,390,266	$901,844

NOTE 5.  GOODWILL AND INTANGIBLE ASSETS, NET

The significant components of our intangible assets and goodwill are as follows:

(in thousands)	Favorable Lease Commitments	Other Definite-lived Intangible Assets	Tradenames	Goodwill

Predecessor:
Balance at July 28, 2012	$357,930	$239,694	$1,231,960	$1,263,433
Amortization	(17,877)	(29,004)	(555)	—
Balance at August 3, 2013	340,053	210,690	1,231,405	1,263,433
Amortization	(4,469)	(7,251)	—	—
Balance at November 2, 2013	$335,584	$203,439	$1,231,405	$1,263,433

Successor:
Balance at November 2, 2013	$1,135,341	$695,571	$1,970,698	$2,148,627
Amortization	(40,574)	(108,052)	—	—
Balance at August 2, 2014	$1,094,767	$587,519	$1,970,698	$2,148,627

Total accumulated amortization at August 2, 2014	$40,574	$108,052

NOTE 6.  ACCRUED LIABILITIES

The significant components of accrued liabilities are as follows:

	August 2, 2014	August 3, 2013
(in thousands)	(Successor)	(Predecessor)

Accrued salaries and related liabilities	$81,079	$74,395
Amounts due customers	125,950	113,412
Self-insurance reserves	38,732	37,626
Interest payable	61,164	18,677
Sales returns reserves	38,869	37,370
Sales taxes	22,817	25,306
Other	83,561	83,382
Total	$452,172	$390,168

NOTE 7.  LONG-TERM DEBT

The significant components of our long-term debt are as follows:

	Interest Rate	August 2, 2014	August 3, 2013
(in thousands)		(Successor)	(Predecessor)

Senior Secured Term Loan Facility	variable	$2,927,912	$—
Cash Pay Notes	8.00%	960,000	—
PIK Toggle Notes	8.75%/9.50%	600,000	—
2028 Debentures	7.125%	122,035	122,077
Former Asset-Based Revolving Credit Facility	variable	—	15,000
Former Senior Secured Term Loan Facility	variable	—	2,560,000
Total debt		4,609,947	2,697,077
Less: current portion of Senior Secured Term Loan Facility		(29,426)	—
Long-term debt		$4,580,521	$2,697,077

Asset-Based Revolving Credit Facility.  On October 25, 2013, we entered into a credit agreement and related security and other agreements for a senior secured Asset-Based Revolving Credit Facility providing for a maximum committed borrowing capacity of $800.0 million. The Asset-Based Revolving Credit Facility matures on October 25, 2018.  On August 2, 2014, we had no borrowings outstanding under this facility, no outstanding letters of credit and $720.0 million of unused borrowing availability.

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

At August 2, 2014, borrowings under the Asset-Based Revolving Credit Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of 1) the prime rate of Deutsche Bank AG New York Branch (the administrative agent), 2) the federal funds effective rate plus ½ of 1.00% or 3) the adjusted one-month LIBOR plus 1.00% or (b) LIBOR, subject to certain adjustments, in each case plus an applicable margin.  The applicable margin is up to 0.75% with respect to base rate borrowings and up to 1.75% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on the historical excess availability under the Asset-Based Revolving Credit Facility. In addition, we are required to pay a commitment fee in respect of unused commitments 0.25% per annum.  We must also pay customary letter of credit fees and agency fees.

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

Our Asset-Based Revolving Credit Facility is guaranteed by Holdings and each of our current and future direct and indirect wholly owned subsidiaries (subsidiary guarantors) other than (a) unrestricted subsidiaries, (b) certain immaterial subsidiaries, (c) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (d) certain holding companies of foreign subsidiaries, (e) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (f) any subsidiary that is prohibited by applicable law or contractual obligation from acting as a guarantor or which would require governmental approval to provide a guarantee (unless such approval has been received). Currently, we do not conduct any material operations through subsidiaries that do not guarantee the Asset-Based Revolving Credit Facility. All obligations under the Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of Holdings, the Company and the subsidiary guarantors, including:

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

•
a second-priority pledge of 100% of the Company’s capital stock and certain of the capital stock held by Holdings, the Company or any subsidiary guarantor (which pledge, in the case of any foreign subsidiary is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary); and

•
a second-priority security interest in, and mortgages on, substantially all other tangible and intangible assets of Holdings, the Company and each subsidiary guarantor, including a significant portion of the Company’s owned real property and equipment.

Capital stock and other securities of a subsidiary of the Company that are owned by the Company or any subsidiary guarantor will not constitute collateral under the Asset-Based Revolving Credit Facility to the extent that such securities cannot secure NMG’s 2028 Debentures or other secured public debt obligations without requiring the preparation and filing of separate financial statements of such subsidiary in accordance with applicable SEC rules.  As a result, the collateral under the Asset-Based Revolving Credit Facility will include shares of capital stock or other securities of subsidiaries of the Company or any subsidiary guarantor only to the extent that the applicable value of such securities (on a subsidiary-by-subsidiary basis) is less than 20% of the aggregate principal amount of the 2028 Debentures or other secured public debt obligations of the Company.
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

Senior Secured Term Loan Facility.  On October 25, 2013, we entered into a credit agreement and related security and other agreements for the $2,950.0 million Senior Secured Term Loan Facility. At August 2, 2014, the outstanding balance under our Senior Secured Term Loan Facility (after giving effect to the Refinancing Amendment discussed below) was $2,927.9 million. The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

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

On March 13, 2014, we entered into a refinancing amendment with respect to the Senior Secured Term Loan Facility (the Refinancing Amendment). The Refinancing Amendment provided for an immediate reduction in the interest rate margin applicable to the loans outstanding under the Senior Secured Term Loan Facility from (a) 4.00% to 3.25% for LIBOR borrowings and (b) 3.00% to 2.25% for base rate borrowings. In addition, the interest rate margin in the event of a step down based on our senior secured net first lien leverage, as defined in the credit agreement, was reduced from 1) 3.75% to 3.00% for LIBOR borrowings and 2) 2.75% to 2.00% for base rate borrowings. Substantially all other terms are consistent with the October 25, 2013 credit agreement, including the amortization schedule and maturity dates. In connection with the Refinancing Amendment, we incurred costs of $29.5 million which were capitalized as debt issuance costs (included in other assets). In addition, we incurred a loss on debt extinguishment of $7.9 million, which primarily consisted of the write-off of debt issuance costs, previously incurred in connection with the initial issuance of the Senior Secured Term Loan Facility, allocable to lenders that no longer participate in the Senior Secured Term Loan Facility subsequent to the refinancing. The loss on debt extinguishment was recorded in the third quarter of fiscal year 2014 as a component of interest expense.

At August 2, 2014, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of 1) the prime rate of Credit Suisse AG (the administrative agent), 2) the federal funds effective rate plus ½ of 1.00% and 3) the adjusted one-month LIBOR plus 1.00% or (b) an adjusted LIBOR (for a period equal to the relevant interest period, and in any event, never less than 1.00%), subject to certain adjustments, in each case plus an applicable margin.  The applicable margin is up to 2.25% with respect to base rate borrowings and up to 3.25% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on the senior secured first lien net leverage ratio.  The applicable margin with respect to outstanding LIBOR borrowings was 3.25% at August 2, 2014.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.25% at August 2, 2014.

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

Depending on the Company’s senior secured first lien net leverage ratio as defined in the credit agreement governing the Senior Secured Term Loan Facility, we could be required to prepay outstanding term loans from a certain portion of our annual excess cash flow, as defined in the credit agreement.  Required excess cash flow payments commence at 50% of our annual excess cash flow (which percentage will be reduced to 25% if our senior secured first lien net leverage ratio is equal to or less than 4.0 to 1.0 but greater than 3.5 to 1.0 and will be reduced to 0% if our senior secured first lien net leverage ratio is equal to or less than 3.5 to 1.0).  For fiscal year 2014, we were not required to prepay any outstanding term loans pursuant to the annual excess cash flow requirements. We also must offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the net cash proceeds of certain asset sales under certain circumstances.

We may repay all or any portion of the outstanding Senior Secured Term Loan Facility at any time, subject to redeployment costs in the case of prepayment of LIBOR borrowings other than the last day of the relevant interest period and in the event of certain repayments, conversions or replacements of the term loans under the Senior Secured Term Loan Facility that directly or indirectly result in a reduction of the "effective" interest rate applicable to such term loans or any applicable replacement tranche of debt prior to March 13, 2015, a payment of 1.00% of the aggregate principal amount of the term loans so repaid, converted or replaced. The Senior Secured Term Loan Facility amortizes in equal quarterly installments in an amount equal to 1.00% per annum of the principal amount outstanding as of the Refinancing Amendment, less any voluntary or mandatory prepayments, with the remaining balance due at final maturity.

Our Senior Secured Term Loan Facility is guaranteed by Holdings and each of our current and future subsidiary guarantors other than (a) unrestricted subsidiaries, (b) certain immaterial subsidiaries, (c) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (d) certain holding companies of foreign subsidiaries, (e) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (f) any subsidiary that is prohibited by applicable law or contractual obligation from acting as a guarantor or which would require governmental approval to provide a guarantee (unless such approval has been received). All obligations under the Senior Secured Term Loan Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Holdings, the Company and the subsidiary guarantors, including:

•
a first‑priority pledge of 100% of the Company's capital stock and certain of the capital stock held by the Company, Holdings or any subsidiary guarantor (which pledge, in the case of any foreign subsidiary is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary);

•
a first‑priority security interest in, and mortgages on, substantially all other tangible and intangible assets of the Company, Holdings and each subsidiary guarantor, including a significant portion of the Company’s owned real property and equipment, but excluding, among other things, the collateral described in the following bullet point; and

•
a second‑priority security interest in personal property consisting of inventory and related accounts, cash, deposit accounts, all payments received by the Company or the subsidiary guarantors from credit card clearinghouses and processors or otherwise in respect of all credit card charges for sales of inventory by the Company and the subsidiary guarantors, certain related assets and proceeds of the foregoing.

Capital stock and other securities of a subsidiary of the Company that are owned by the Company or any subsidiary guarantor will not constitute collateral under the Senior Secured Term Loan Facility to the extent that such securities cannot secure the 2028 Debentures or other secured public debt obligations without requiring the preparation and filing of separate financial statements of such subsidiary in accordance with applicable SEC rules. As a result, the collateral under the Senior Secured Term Loan Facility will include shares of capital stock or other securities of subsidiaries of the Company or any subsidiary guarantor only to the extent that the applicable value of such securities (on a subsidiary-by-subsidiary basis) is less than 20% of the aggregate principal amount of the 2028 Debentures or other secured public debt obligations of the Company.
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

Cash Pay Notes.  In connection with the Acquisition, we incurred indebtedness in the form of $960.0 million aggregate principal amount of 8.00% senior Cash Pay Notes. Interest on the Cash Pay Notes is payable semi-annually in arrears on each April 15 and October 15.  The Cash Pay Notes were assumed by us as a result of the Acquisition and are guaranteed by the same entities that guarantee the Senior Secured Term Loan Facility.  The Cash Pay Notes are unsecured and the guarantees are full and unconditional.  Our Cash Pay Notes mature on October 15, 2021.

We may redeem the Cash Pay Notes, in whole or in part, at any time prior to October 15, 2016, at a price equal to 100% of the principal amount of the Cash Pay Notes redeemed plus accrued and unpaid interest up to the redemption date plus the applicable premium. In addition, we may redeem up to 40% in the aggregate principal amount of the Cash Pay Notes with the net proceeds of certain equity offerings at any time and from time to time on or before October 15, 2016 at a redemption price equal to 108.00% of the face amount thereof, plus accrued and unpaid interest up to the date of redemption, so long as at least 50% of the original aggregate principal amount of the Cash Pay Notes remain outstanding after such redemption. On and after October 15, 2016, we may redeem the Cash Pay Notes, in whole or in part, at the redemption price set forth in the Cash Pay Notes indenture.

The Cash Pay Notes include certain restrictive covenants that limit our ability to, among other things: (i) incur additional debt or issue certain preferred stock, (ii) pay dividends, redeem stock or make other distributions, (iii) make other restricted payments or investments, (iv) create liens on assets, (v) transfer or sell assets, (vi) create restrictions on payment of dividends or other amounts by us to our restricted subsidiaries, (vii) engage in mergers or consolidations, (viii) engage in certain transactions with affiliates and (ix) designate our subsidiaries as unrestricted subsidiaries. The Cash Pay Notes also contain a cross-acceleration provision in respect of other indebtedness that has an aggregate principal amount exceeding $50.0 million.

PIK Toggle Notes.  In connection with the Acquisition, we incurred indebtedness in the form of $600.0 million aggregate principal amount of our 8.75%/9.50% senior PIK Toggle Notes. The PIK Toggle Notes were assumed by us as a result of the Acquisition and are guaranteed by the same entities that guarantee the Senior Secured Term Loan Facility. The PIK Toggle Notes are unsecured and the guarantees are full and unconditional. Our PIK Toggle Notes mature on October 15, 2021.

Interest on the PIK Toggle Notes is payable semi-annually in arrears on each April 15 and October 15.  Interest on the PIK Toggle Notes will be paid entirely in cash for the first two interest payments and thereafter may be paid (i) entirely in cash (Cash Interest), (ii) entirely by increasing the principal amount of the PIK Toggle Notes by the relevant interest (PIK Interest), or (iii) 50% in Cash Interest and 50% in PIK Interest, subject to certain restrictions on the timing and number of elections of PIK Interest or partial PIK Interest payments.  Cash Interest on the PIK Toggle Notes accrues at a rate of 8.75% per annum.  PIK Interest on the PIK Toggle Notes accrues at a rate of 9.50% per annum.

We may redeem the PIK Toggle Notes, in whole or in part, at any time prior to October 15, 2016, at a price equal to 100% of the principal amount of the PIK Toggle Notes redeemed plus accrued and unpaid interest up to the redemption date plus the applicable premium. In addition, we may redeem up to 40% in the aggregate principal amount of the PIK Toggle Notes with the net proceeds of certain equity offerings at any time and from time to time on or before October 15, 2016 at a redemption price equal to 108.75% of the face amount thereof, plus accrued and unpaid interest up to the date of redemption, so long as at least 50% of the original aggregate principal amount of the PIK Toggle Notes remain outstanding after such redemption. On and after October 15, 2016, we may redeem the PIK Toggle Notes, in whole or in part, at the redemption price set forth in the PIK Toggle Notes indenture.

The PIK Toggle Notes include certain restrictive covenants that limit our ability to, among other things: (i) incur additional debt or issue certain preferred stock, (ii) pay dividends, redeem stock or make other distributions, (iii) make other restricted payments or investments, (iv) create liens on assets, (v) transfer or sell assets, (vi) create restrictions on payment of dividends or other amounts by us to our restricted subsidiaries, (vii) engage in mergers or consolidations, (viii) engage in certain transactions with affiliates and (ix) designate our subsidiaries as unrestricted subsidiaries. The PIK Toggle Notes also contain a cross-acceleration provision in respect of other indebtedness that has an aggregate principal amount exceeding $50.0 million.

2028 Debentures.  NMG has outstanding $125.0 million aggregate principal amount of its 7.125% 2028 Debentures.  NMG equally and ratably secures its 2028 Debentures by a first lien security interest on certain collateral subject to liens granted under the Senior Secured Credit Facilities constituting (a) 1) 100% of the capital stock of certain of NMG’s existing and future domestic subsidiaries and 2) 100% of the non-voting stock and 65% of the voting stock of certain of NMG’s existing and future foreign subsidiaries and (b) certain of NMG’s principal properties that include approximately half of NMG’s full-line stores, in each case, to the extent required by the terms of the indenture governing the 2028 Debentures. The 2028 Debentures contain covenants that restrict NMG’s ability to create liens and enter into sale and lease back transactions.  The collateral securing the 2028 Debentures will be released upon the release of liens on such collateral under the Senior Secured Credit Facilities and any other debt (other than the 2028 Debentures) secured by such collateral.  Capital stock and other securities of a subsidiary of NMG that are owned by NMG or any subsidiary will not constitute collateral under the 2028 Debentures to the extent such property does not constitute collateral under the Senior Secured Credit Facilities as described above.  The 2028 Debentures are guaranteed on an unsecured, senior basis by us.  Our guarantee is full and unconditional.  Our guarantee of the 2028 Debentures is subject to automatic release if the requirements for legal defeasance or covenant defeasance of the 2028 Debentures are satisfied, or if NMG’s obligations under the indenture governing the 2028 Debentures are discharged.  Currently, our non-guarantor subsidiaries consist principally of Bergdorf Goodman, Inc., through which NMG conducts the operations of its Bergdorf Goodman stores, and NM Nevada Trust, which holds legal title to certain real property and intangible assets used by NMG in conducting its operations.  The 2028 Debentures include certain restrictive covenants and a cross-acceleration provision in respect of any other indebtedness that has an aggregate principal amount exceeding $15.0 million.  Our 2028 Debentures mature on June 1, 2028.

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

Maturities of Long-Term Debt.  At August 2, 2014, annual maturities of long-term debt during the next five fiscal years and thereafter are as follows (in millions):

2015	$29.4
2016	29.4
2017	29.4
2018	29.4
2019	29.4
Thereafter	4,462.9

The previous table does not reflect future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

Interest expense. The significant components of interest expense are as follows:

	Thirty-nine weeks ended	Thirteen weeks ended	Fiscal year ended	Fiscal year ended
	August 2, 2014	November 2, 2013	August 3, 2013	July 28, 2012
(in thousands)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)

Asset-Based Revolving Credit Facility	$311	$75	$—	$—
Senior Secured Term Loan Facility	102,818	3,687	—	—
Cash Pay Notes	57,556	2,773	—	—
PIK Toggle Notes	39,344	1,896	—	—
2028 Debentures	6,680	2,226	9,004	8,906
Former Asset-Based Revolving Credit Facility	—	477	1,453	1,052
Former Senior Secured Term Loan Facility	—	22,521	108,489	98,989
Senior Subordinated Notes	—	—	19,031	51,873
Amortization of debt issue costs	17,117	2,466	8,404	8,457
Other, net	1,661	1,334	7,214	7,040
Capitalized interest	(630)	(140)	(237)	(1,080)
	$224,857	$37,315	$153,358	$175,237
Loss on debt extinguishment	7,882	—	15,597	—
Interest expense, net	$232,739	$37,315	$168,955	$175,237
We recorded interest expense of $8.4 million during the thirteen weeks ended November 2, 2013 related to debt incurred as a result of the Acquisition.

NOTE 8.  DERIVATIVE FINANCIAL INSTRUMENTS

At August 2, 2014, we had outstanding floating rate debt obligations of $2,927.9 million.  In August 2011, we entered into interest rate cap agreements (at a cost of $5.8 million) for an aggregate notional amount of $1,000.0 million to hedge the variability of our cash flows related to a portion of our floating rate indebtedness. The interest rate cap agreements cap LIBOR at 2.50% from December 2012 through December 2014 with respect to the $1,000.0 million notional amount of such agreements.  In the event LIBOR is less than 2.50%, we will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than 2.50%, we will pay interest at the capped rate of 2.50%.

In April 2014, we entered into additional interest rate cap agreements (at a cost of $2.0 million) for an aggregate notional amount of $1,400.0 million to hedge the variability of our cash flows related to a portion of our floating rate indebtedness once the current interest rate cap agreements expire in December 2014. The interest rate cap agreements cap LIBOR at 3.00% from December 2014 through December 2016 with respect to the $1,400.0 million notional amount of such agreements. In the event LIBOR is less than 3.00%, we will pay interest at the lower LIBOR rate. In the event LIBOR is higher than 3.00%, we will pay interest at the capped rate of 3.00%. On August 2, 2014, the fair value of our interest rate caps was $1.1 million.

Gains and losses realized due to the expiration of applicable portions of the interest rate caps are reclassified to interest expense at the time our quarterly interest payments are made.  A summary of the recorded amounts related to our interest rate caps reflected in our Consolidated Statements of Operations is as follows:

	Thirty-nine weeks ended	Thirteen weeks ended	Fiscal year ended	Fiscal year ended
	August 2, 2014	November 2, 2013	August 3, 2013	July 28, 2012
(in thousands)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)

Realized hedging losses — included in interest expense, net	$—	$369	$3,475	$3,318

NOTE 9.  INCOME TAXES

The significant components of income tax (benefit) expense are as follows:

	Thirty-nine weeks ended	Thirteen weeks ended	Fiscal year ended	Fiscal year ended
	August 2, 2014	November 2, 2013	August 3, 2013	July 28, 2012
(in thousands)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)

Current:
Federal	$23,432	$12,100	$114,632	$84,800
State	4,617	2,145	18,540	13,545
	28,049	14,245	133,172	98,345
Deferred:
Federal	(98,443)	(5,291)	(18,648)	(8,307)
State	(19,431)	(1,035)	(791)	(1,787)
	(117,874)	(6,326)	(19,439)	(10,094)
Income tax (benefit) expense	$(89,825)	$7,919	$113,733	$88,251

A reconciliation of income tax (benefit) expense to the amount calculated based on the federal and state statutory rates is as follows:

	Thirty-nine weeks ended	Thirteen weeks ended	Fiscal year ended	Fiscal year ended
	August 2, 2014	November 2, 2013	August 3, 2013	July 28, 2012
(in thousands)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)

Income tax (benefit) expense at statutory rate	$(78,365)	$(1,814)	$97,101	$79,918
State income taxes, net of federal income tax benefit	(9,256)	635	11,672	8,672
Unbenefitted losses of foreign subsidiary	1,265	533	4,594	530
Tax (benefit) expense related to tax settlements and other changes in tax liabilities	(1,101)	133	525	(1,137)
Impact of non-taxable income	(4)	(10)	(13)	(18)
Impact of non-deductible expenses	(2,354)	8,514	683	1,000
Other	(10)	(72)	(829)	(714)
Total	$(89,825)	$7,919	$113,733	$88,251
Effective tax rate	40.1%	(152.9)%	41.0%	38.7%

Our effective income tax rates for the thirty-nine weeks ended August 2, 2014 and fiscal years 2013 and 2012 exceeded the federal statutory tax rate primarily due to state income taxes and the lack of a U.S. tax benefit related to the losses from our investment in a foreign e-commerce retailer. Our effective income tax rate on the loss for the thirteen weeks ended November 2, 2013 exceeded the federal statutory tax rate due to the non-deductible portion of transaction costs incurred in connection with the Acquisition, state income taxes and the lack of a U.S. tax benefit related to the losses from our investment in a foreign e-commerce retailer.

Significant components of our net deferred income tax asset (liability) are as follows:

	August 2, 2014	August 3, 2013
(in thousands)	(Successor)	(Predecessor)

Deferred income tax assets:
Accruals and reserves	$32,675	$25,909
Employee benefits	162,748	128,225
Other	30,316	20,298
Total deferred tax assets	$225,739	$174,432

Deferred income tax liabilities:
Inventory	$(6,312)	$(8,110)
Depreciation and amortization	(272,796)	(69,167)
Intangible assets	(1,405,933)	(696,056)
Other	(41,725)	(12,835)
Total deferred tax liabilities	(1,726,766)	(786,168)
Net deferred income tax liability	$(1,501,027)	$(611,736)

Net deferred income tax asset (liability):
Current	$39,049	$27,645
Non-current	(1,540,076)	(639,381)
Total	$(1,501,027)	$(611,736)

The net deferred tax liability of $1,501.0 million at August 2, 2014 increased from $611.7 million at August 3, 2013.  This increase was comprised primarily of 1) $930.5 million increase in deferred tax liabilities related to purchase accounting adjustments and 2) $41.2 million increase in deferred tax assets related to employee benefits and other items. We believe it is more likely than not that we will realize the benefits of our recorded deferred tax assets.

At August 2, 2014, the gross amount of unrecognized tax benefits was $2.5 million, $1.7 million of which would impact our effective tax rate, if recognized. We classify interest and penalties as a component of income tax expense and our liability for accrued interest and penalties was $5.1 million at August 2, 2014 and $5.5 million at August 3, 2013. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	August 2, 2014	August 3, 2013
(in thousands)	(Successor)	(Predecessor)

Balance at beginning of fiscal year	$3,461	$3,564
Gross amount of decreases for prior year tax positions	(1,072)	(281)
Gross amount of increases for current year tax positions	154	178
Balance at ending of fiscal year	$2,543	$3,461

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  During the second quarter of fiscal year 2013, the Internal Revenue Service (IRS) began its audit of our fiscal year 2010 and 2011 federal income tax returns and closed its audit of our fiscal year 2008 and 2009 income tax returns.  During the second quarter of fiscal year 2014, the IRS began its audit of our fiscal year 2012 federal income tax return. With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2009.  We believe our recorded tax liabilities as of August 2, 2014 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our Consolidated Financial Statements.

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

NOTE 10.  EMPLOYEE BENEFIT PLANS

Description of Benefit Plans.  We currently maintain defined contribution plans consisting of a retirement savings plan (RSP) and a defined contribution supplemental executive retirement plan (Defined Contribution SERP Plan).  As of January 1, 2011, employees make contributions to the RSP and we match an employee’s contribution up to a maximum of 6% of the employee’s compensation subject to statutory limitations for a potential maximum match of 75% of employee contributions.  We also sponsor an unfunded key employee deferred compensation plan, which provides certain employees with additional benefits.  Our aggregate expense related to these plans was approximately $23.5 million for the thirty-nine weeks ended August 2, 2014, $7.1 million for the thirteen weeks ended November 2, 2013, $30.4 million in fiscal year 2013 and $29.3 million in fiscal year 2012.

In addition, we sponsor a defined benefit pension plan (Pension Plan) and an unfunded supplemental executive retirement plan (SERP Plan) which provides certain employees additional pension benefits.  As of the third quarter of fiscal year 2010, benefits offered to all participants in our Pension Plan and SERP Plan were frozen.  Retirees and active employees hired prior to March 1, 1989 are eligible for certain limited postretirement health care benefits (Postretirement Plan) if they meet certain service and minimum age requirements.

Obligations for our employee benefit plans, included in other long-term liabilities, are as follows:

	August 2, 2014	August 3, 2013
(in thousands)	(Successor)	(Predecessor)

Pension Plan	$189,890	$104,018
SERP Plan	113,787	103,854
Postretirement Plan	10,945	12,429
	314,622	220,301
Less: current portion	(6,602)	(6,542)
Long-term portion of benefit obligations	$308,020	$213,759

As of August 2, 2014, we have $16.5 million (net of taxes of $10.6 million) of adjustments to state such obligations at fair value recorded as increases to accumulated other comprehensive loss.

Funding Policy and Status.  Our policy is to fund the Pension Plan at or above the minimum required by law.  In fiscal years 2014 and 2013, we were not required to make contributions to the Pension Plan; however, we made a voluntary contribution to our Pension Plan of $25.0 million in fiscal year 2013.  As of August 2, 2014, we do not believe we will be required to make contributions to the Pension Plan for fiscal year 2015.  We will continue to evaluate voluntary contributions to our Pension Plan based upon the unfunded position of the Pension Plan, our available liquidity and other factors.

The funded status of our Pension Plan, SERP Plan and Postretirement Plan is as follows:

	Pension Plan		SERP Plan		Postretirement Plan
	Fiscal years		Fiscal years		Fiscal years
	2014	2013	2014	2013	2014	2013
(in thousands)	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Successor)	(Predecessor)

Projected benefit obligation	$592,918	$489,856	$113,787	$103,854	$10,945	$12,429
Fair value of plan assets	(403,028)	(385,838)	—	—	—	—
Accrued obligation	$189,890	$104,018	$113,787	$103,854	$10,945	$12,429

Cost of Benefits.  The components of the expenses we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Thirty-nine weeks ended	Thirteen weeks ended	Fiscal year ended	Fiscal year ended
	August 2, 2014	November 2, 2013	August 3, 2013	July 28, 2012
(in thousands)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)

Pension Plan:
Interest cost	$19,516	$5,781	$21,243	$24,761
Expected return on plan assets	(18,499)	(6,401)	(26,381)	(27,097)
Net amortization of losses	—	1,095	6,287	2,616
Pension Plan expense	$1,017	$475	$1,149	$280

SERP Plan:
Interest cost	$3,653	$1,104	$4,037	$4,816
Net amortization of losses	—	—	522	—
SERP Plan expense	$3,653	$1,104	$4,559	$4,816

Postretirement Plan:
Service cost	$19	$5	$34	$35
Interest cost	520	142	650	780
Net amortization of prior service cost	—	(321)	(1,556)	(1,556)
Net amortization of losses	—	35	589	423
Postretirement Plan expense (income)	$539	$(139)	$(283)	$(318)

For purposes of determining pension expense, the expected return on plan assets is calculated using the market related value of plan assets.  The market related value of plan assets does not immediately recognize realized gains and losses.  Rather, these effects of realized gains and losses are deferred initially and amortized over three years in the determination of the market related value of plan assets.  At August 2, 2014, the fair value of plan assets exceeded the market related value by $8.1 million.

Benefit Obligations.  Our obligations for the Pension Plan, SERP Plan and Postretirement Plan are valued annually as of the end of each fiscal year.  Changes in our obligations pursuant to our Pension Plan, SERP Plan and Postretirement Plan during fiscal years 2014 and 2013 are as follows:

	Pension Plan		SERP Plan		Postretirement Plan
	Fiscal years		Fiscal years		Fiscal years
	2014	2013	2014	2013	2014	2013
(in thousands)	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Successor)	(Predecessor)

Projected benefit obligations:
Beginning of year	$489,856	$565,852	$103,854	$117,562	$12,429	$17,466
Service cost	—	—	—	—	24	34
Interest cost	25,297	21,243	4,757	4,037	662	650
Actuarial loss (gain):
Pre-Acquisition	62,603	(64,616)	4,484	(13,565)	2,329	(4,308)
Post-Acquisition	36,837	—	5,044	—	(3,765)	—
Benefits paid, net	(21,675)	(32,623)	(4,352)	(4,180)	(734)	(1,413)
End of year	$592,918	$489,856	$113,787	$103,854	$10,945	$12,429

In connection with the Acquisition, the obligations and assets related to our benefit plans were valued at their fair values as of the date of the Acquisition, resulting in a $66.5 million increase in the carrying value of our long-term benefit obligations primarily due to changes in assumed mortality of plan participants.

In July 2013, the employee benefits committee of the Company approved the offer of lump sum distributions or annuity distributions (for balances in excess of $5,000 but less than $30,000) for certain vested terminated participants in our Pension Plan.  Distributions to the vested terminated participants were approximately $14.2 million during the fourth quarter of fiscal year 2013.

A summary of expected benefit payments related to our Pension Plan, SERP Plan and Postretirement Plan is as follows:

	Pension	SERP	Postretirement
(in thousands)	Plan	Plan	Plan

Fiscal year 2015	$22,141	$5,940	$663
Fiscal year 2016	23,698	6,099	705
Fiscal year 2017	25,253	6,549	692
Fiscal year 2018	26,809	6,870	692
Fiscal year 2019	28,255	6,953	647
Fiscal years 2020-2024	160,805	36,227	3,203

Pension Plan Assets and Investment Valuations. Assets held by our Pension Plan aggregated $403.0 million at August 2, 2014 and $385.8 million at August 3, 2013.  The Pension Plan’s investments are stated at fair value or estimated fair value, as more fully described below.  Purchases and sales of securities are recorded on the trade date.  Interest income is recorded on the accrual basis.  Dividends are recorded on the ex-dividend date.

Assets held by our Pension Plan are invested in accordance with the provisions of our approved investment policy.  The Pension Plan’s strategic asset allocation was structured to reduce volatility through diversification and enhance return to approximate the amounts and timing of the expected benefit payments.  The asset allocation for our Pension Plan at the end of fiscal years 2014 and 2013 and the target allocation for fiscal year 2015, by asset category, are as follows:

	Pension Plan
	Allocation at	Allocation at	2015
	July 31, 2014	July 31, 2013	Target Allocation

Equity securities	60%	62%	60%
Fixed income securities	40%	38%	40%
Total	100%	100%	100%

Changes in the assets held by our Pension Plan in fiscal years 2014 and 2013 are as follows:

	Fiscal years
	2014	2013
(in thousands)	(Successor)	(Predecessor)

Fair value of assets at beginning of year	$385,838	$389,899
Actual return on assets	38,865	3,513
Contribution	—	25,049
Benefits paid	(21,675)	(32,623)
Fair value of assets at end of year	$403,028	$385,838

Pension Plan investments in mutual funds and U.S. government securities are classified as Level 1 investments within the fair value hierarchy. Investments in mutual funds are valued at fair value based on quoted market prices, which represent the net asset value of the shares held by the Pension Plan at year-end. U.S. government securities are stated at fair value as determined by quoted market prices.

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

Hedge funds and limited partnership interests are redeemable at net asset value to the extent provided in the documentation governing the investments.  Redemption of these investments may be subject to restrictions including lock-up periods where no redemptions are allowed, restrictions on redemption frequency and advance notice periods for redemptions.  As of August 2, 2014, certain of these investments are subject to a lock-up period of ten months, certain of these investments are subject to restrictions on redemption frequency, ranging from monthly to every three years and certain of these investments are subject to advance notice requirements, ranging from 30-day notification to 180-day notification.

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

The following tables set forth by level, within the fair value hierarchy, the Pension Plan’s assets at fair value as of August 2, 2014 and August 3, 2013.

	August 2, 2014 (Successor)
(in thousands)	Level 1	Level 2	Level 3	Total

Equity securities:
Common/collective trusts	$—	$57,132	$—	$57,132
Hedge funds	—	—	180,681	180,681
Limited partnership interests	—	—	4,546	4,546
Fixed income securities:
Corporate debt securities	—	85,411	—	85,411
Mutual funds	39,331	—	—	39,331
U.S. government securities	27,971	—	—	27,971
Other	—	7,956	—	7,956
Total investments	$67,302	$150,499	$185,227	$403,028

	August 3, 2013 (Predecessor)
(in thousands)	Level 1	Level 2	Level 3	Total

Equity securities:
Common/collective trusts	$—	$59,457	$—	$59,457
Hedge funds	—	—	176,951	176,951
Limited partnership interests	—	—	4,197	4,197
Fixed income securities:
Corporate debt securities	—	34,204	—	34,204
Mutual funds	93,033	—	—	93,033
U.S. government securities	12,630	—	—	12,630
Other	—	5,366	—	5,366
Total investments	$105,663	$99,027	$181,148	$385,838

The table below sets forth a summary of changes in the fair value of our Pension Plan’s Level 3 investment assets for fiscal years 2014 and 2013.

	Fiscal years
	2014	2013
(in thousands)	(Successor)	(Predecessor)

Balance, beginning of year	$181,148	$132,074
Purchases	80,529	133,462
Sales	(89,668)	(96,672)
Realized gains	9,459	15,257
Unrealized losses relating to investments sold	(4,019)	(17,041)
Unrealized gains relating to investments still held	7,778	14,068
Balance, end of year	$185,227	$181,148

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

	July 31, 2014	November 2, 2013	July 31, 2013	July 31, 2012

Pension Plan:
Discount rate	4.35%	4.80%	4.70%	3.80%
Expected long-term rate of return on plan assets	6.50%	6.50%	6.50%	7.00%
SERP Plan:
Discount rate	4.20%	4.60%	4.50%	3.60%
Postretirement Plan:
Discount rate	4.25%	4.80%	4.70%	3.80%
Initial health care cost trend rate	8.00%	8.00%	8.00%	8.00%
Ultimate health care cost trend rate	5.00%	8.00%	8.00%	8.00%

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

Expected long-term rate of return on plan assets.  The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested by the Pension Plan to provide for the plan’s obligations.  At August 2, 2014, the expected long-term rate of return on plan assets was 6.5%.  We estimate the expected average long-term rate of return on assets based on historical returns, our future asset performance expectations using currently available market and other data and the advice of our outside actuaries and advisors.  To the extent the actual rate of return on assets realized over the course of a year is greater than the assumed rate, that year’s annual pension expense is not affected.  Rather this gain reduces future pension expense over a period of approximately 25 years.  To the extent the actual rate of return on assets is less than the assumed rate, that year’s annual pension expense is likewise not affected.  Rather this loss increases pension expense over approximately 25 years.

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

Significant assumptions utilized in the calculation of our projected benefit obligations as of August 2, 2014 and future expense requirements for our Pension Plan, SERP Plan and Postretirement Plan, and sensitivity analysis related to changes in these assumptions, are as follows:

			Using Sensitivity Rate
	Actual Rate	Sensitivity Rate Increase/(Decrease)	(Decrease)/ Increase in Liability (in millions)	Increase in Expense (in millions)

Pension Plan:
Discount rate	4.35%	0.25%	$(20.3)	$0.5
Expected long-term rate of return on plan assets	6.50%	(0.50)%	N/A	$1.9
SERP Plan:
Discount rate	4.20%	0.25%	$(3.2)	$0.1
Postretirement Plan:
Discount rate	4.25%	0.25%	$(0.3)	$—
Ultimate health care cost trend rate	5.00%	1.00%	$1.4	$0.1

NOTE 11.  DISTRIBUTIONS TO FORMER STOCKHOLDERS

On March 28, 2012, the Board of Directors of NMG declared a cash dividend (the 2012 Dividend) of $435 per share of its outstanding common stock resulting in total distributions to our former stockholders and certain former option holders (including related expenses) of $449.3 million.  The 2012 Dividend was paid on March 30, 2012 to former stockholders of record at the close of business on March 28, 2012.

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

All Predecessor stock options were subject to settlement in connection with the Acquisition in amounts equal to the excess of the per share merger consideration over the exercise prices of such options.  The fair value of the consideration payable to holders of Predecessor stock options aggregated $187.4 million, of such amount $135.9 million represented the fair value of previously vested options which amount was included in the consideration paid by the Sponsors to acquire the Company.  The remaining $51.5 million represented the fair value of previously unvested options, such amount was expensed in the results of operations of the Successor for the second quarter of fiscal year 2014.

We recognized compensation expense for Predecessor stock options on a straight-line basis over the vesting period.  We recognized non-cash stock compensation expense of $2.5 million in the first quarter of fiscal year 2014, $9.7 million in fiscal year 2013 and $6.9 million in fiscal year 2012, which is included in selling, general and administrative expenses.

Successor

Stock Options.  Subsequent to the Acquisition, Parent established various incentive plans pursuant to which eligible employees, consultants and non-employee directors are eligible to receive stock-based awards.  Under the incentive plans, Parent is authorized to grant stock options, restricted stock and other types of awards that are valued in whole or in part by reference to, or are payable or otherwise based on, the shares of common stock of Parent. Charges with respect to options issued by Parent pursuant to the incentive plans are reflected by the Company in the preparation of our Consolidated Financial Statements.

Co-Invest Options.  In connection with the Acquisition, certain executive officers of the Company rolled over a portion of the amounts otherwise payable in settlement of their Predecessor stock options into stock options of Parent. Specifically, upon the consummation of the Acquisition, Predecessor stock options were rolled over and converted into stock options for 56,979 shares of Parent (the Co-Invest Options).

The number of Co-Invest Options issued upon conversion of Predecessor stock options was equal to the product of (a) the number of shares subject to the applicable Predecessor stock options multiplied by (b) the ratio of the per share merger consideration over the fair market value of a share of Parent, which was approximately 3.1x (the Exchange Ratio).  The exercise price of each Predecessor stock option was adjusted by dividing the original exercise price of the Predecessor stock option by the Exchange Ratio.  Following the conversion, the exercise prices of the Co-Invest Options range from $180 to $644 per share.  As of the date of the Acquisition, the aggregate intrinsic value of the Co-Invest Options equaled the intrinsic value of the rolled over Predecessor stock options. The Co-Invest Options are fully vested and are exercisable at any time prior to the applicable expiration dates related to the original grant of the Predecessor options. The Co-Invest Options contain sale and repurchase provisions.

Non-Qualified Stock Options.  Pursuant to the terms of the incentive plans, Parent granted 81,607 time-vested non-qualified stock options and 76,385 performance-vested non-qualified stock options to certain executive officers and non-employee directors of the Company in fiscal year 2014.  Each grant of non-qualified stock options consists of options to purchase an equal number of shares of Parent’s Class A common stock and Class B common stock.  These non-qualified stock options were granted at an exercise price of $1,000 per share and such options will expire no later than the tenth anniversary of the grant date.

Accounting for Successor Stock Options. Parent generally has the right to call shares issued upon exercise of vested stock options at the fair market value and vested unexercised stock options for the difference between the fair market value of the underlying share and the exercise price in the event the optionee ceases to be an employee of the Company. However, if the optionee voluntarily leaves the Company without good reason or is terminated for cause, the repurchase price is the lesser of the exercise price of such options or the fair value of such awards at the employee termination date. In the event of the retirement of the optionee, the repurchase price is fair value at the retirement date. As a result of these repurchase rights, the Company accounts for stock options issued to optionees who will become retirement eligible prior to the expiration of their stock options (Retirement Eligible Optionees) using the liability method. Under the liability method, the Company establishes the estimated liability for option awards held by Retirement Eligible Optionees over the vesting/performance periods of such awards and the liability for the vested/earned options is adjusted to its estimated fair value through compensation expense at each balance sheet date. We recognized compensation expense of $6.3 million for the thirty-nine weeks ended August 2, 2014, which is included in selling, general and administrative expenses. With respect to options held by non-retirement eligible optionees, such options are effectively forfeited should the optionee voluntarily leave the Company without good reason or be terminated for cause. As a result, the Company records no expense or liability with respect to such options currently.

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

Outstanding Stock Options.  A summary of Successor stock option activity is as follows:

	Thirty-nine weeks ended August 2, 2014
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at November 2, 2013	—	$—
Co-Invest Options rollover	56,979	468
Granted	157,992	1,000
Forfeited	(1,030)	1,000
Outstanding at August 2, 2014	213,941	$858	8.0
Options exercisable at end of fiscal year	56,979	$468	4.2

At August 2, 2014, the aggregate number of co-invest, time-vested and performance-vested options held by Retirement Eligible Optionees aggregated 99,910 options and the recorded liability with respect to such options was $15.8 million.

Grant Date Fair Value of Stock Options.  At the date of grant, the stock option exercise price equals or exceeds the fair market value of Parent's common stock.  Because Parent is privately held and there is no public market for its common stock, the fair market value of Parent's common stock is determined by our Compensation Committee at the time option grants are awarded (Level 3 determination of fair value).  In determining the fair market value of Parent's common stock, the Compensation Committee considers such factors as any recent transactions involving Parent's common stock, the Company’s actual and projected financial results, the principal amount of the Company’s indebtedness, valuations of the Company performed by third parties and other factors it believes are material to the valuation process.

We use the Black-Scholes option-pricing model to determine the fair value of our options as of the date of grant. We used the following assumptions to estimate the fair value for stock options at grant date:

Weighted average exercise price	$1,000
Weighted term in years	5
Weighted average volatility	45.12%
Risk-free interest rate	1.39%
Dividend yield	—
Weighted average fair value	$407

Expected volatility is based on estimates of implied volatility of our peer group.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss by component (amounts are recorded net of related income taxes):

(in thousands)	Unrealized Losses on Financial Instruments	Unfunded Benefit Obligations	Total

Predecessor:
Balance, August 3, 2013	$(3,999)	$(103,530)	$(107,529)
Other comprehensive earnings before reclassifications	610	490	1,100
Amounts reclassified from accumulated other comprehensive loss (1)	224	—	224
Balance, November 2, 2013	$(3,165)	$(103,040)	$(106,205)

Successor:
Balance, November 2, 2013	$—	$—	$—
Other comprehensive loss before reclassifications	(954)	(16,475)	(17,429)
Balance, August 2, 2014	$(954)	$(16,475)	$(17,429)

(1)	The amounts reclassified from accumulated other comprehensive loss are recorded within interest expense on the Consolidated Statements of Operations.

NOTE 14. OTHER EXPENSES

Other expenses consists of the following components:

	Thirty-nine weeks ended	Thirteen weeks ended	Fiscal year ended	Fiscal year ended
	August 2, 2014	November 2, 2013	August 3, 2013	July 28, 2012
(in thousands)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)

Costs incurred in connection with the Acquisition:
Change-in-control cash payments due to Former Sponsors and management	$—	$80,457	$—	$—
Stock-based compensation for accelerated vesting of Predecessor stock options (including non-cash charges of $15.4 million)	51,510	—	—	—
Other, primarily professional fees	1,812	28,942	—	—
Total transaction costs	53,322	109,399	—	—
Costs related to criminal cyber-attack	12,587	—	—	—
Equity in loss of foreign e-commerce retailer	3,613	1,523	13,125	1,514
Management fee due to Former Sponsors	—	2,823	10,000	10,000
Other non-recurring expenses	6,825	—	—	—
Other expenses	$76,347	$113,745	$23,125	$11,514

In the third quarter of fiscal year 2014, we sold our investment in a foreign e-commerce retailer, which was previously accounted for under the equity method, for $35.0 million, which amount equaled the carrying value of our investment.

We discovered in January 2014 that malicious software (malware) was clandestinely installed on our computer systems. In the thirty-nine weeks ended August 2, 2014, we incurred costs related to the investigation of a criminal cyber-attack on our systems, including legal fees, investigative fees, costs of communications with customers and credit monitoring services provided to customers. We expect to incur additional costs to investigate and remediate the cyber-attack in the foreseeable future. Such costs are not currently estimable but could be material to our future operating results.

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

Rent expense and related occupancy costs under operating leases is as follows:

	Thirty-nine weeks ended	Thirteen weeks ended	Fiscal year ended	Fiscal year ended
	August 2, 2014	November 2, 2013	August 3, 2013	July 28, 2012
(in thousands)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)

Minimum rent	$47,800	$15,200	$60,100	$58,300
Contingent rent	22,600	6,900	28,200	25,600
Other occupancy costs	9,400	4,000	16,300	14,800
Amortization of deferred real estate credits	(200)	(2,000)	(7,900)	(6,800)
Total rent expense	$79,600	$24,100	$96,700	$91,900

Future minimum rental commitments, excluding renewal options, under non-cancelable leases for the next five fiscal years and thereafter are as follows (in thousands):

2015	$64,600
2016	63,100
2017	59,200
2018	56,200
2019	49,500
Thereafter	613,800

Employment and Consumer Class Actions Litigation.  On April 30, 2010, a Class Action Complaint for Injunction and Equitable Relief was filed against the Company, Newton Holding, LLC, TPG Capital, L.P. and Warburg Pincus LLC in the United States District Court for the Central District of California by Sheila Monjazeb, individually and on behalf of other members of the general public similarly situated. On July 12, 2010, all defendants except for the Company were dismissed without prejudice, and on August 20, 2010, this case was dismissed by Ms. Monjazeb and refiled in the Superior Court of California for San Francisco County. This complaint, along with a similar class action lawsuit originally filed by Bernadette Tanguilig in 2007, alleges that the Company has engaged in various violations of the California Labor Code and Business and Professions Code, including without limitation, by (1) asking employees to work “off the clock,” (2) failing to provide meal and rest breaks to its employees, (3) improperly calculating deductions on paychecks delivered to its employees and (4) failing to provide a chair or allow employees to sit during shifts. The Monjazeb and Tanguilig class actions have been deemed “related” cases and are pending before the same trial court judge.  On October 24, 2011, the court granted the Company’s motion to compel Ms. Monjazeb and Juan Carlos Pinela (a co-plaintiff in the Tanguilig case) to arbitrate their individual claims in accordance with the Company’s Mandatory Arbitration Agreement, foreclosing their ability to pursue a class action in court. However, the court’s order compelling arbitration did not apply to Ms. Tanguilig because she is not bound by the Mandatory Arbitration Agreement.  Further, the court determined that Ms. Tanguilig could not be a class representative of employees who are subject to the Mandatory Arbitration Agreement, thereby limiting the putative class action to those associates who were employed between December 2003 and July 15, 2007 (the effective date of our Mandatory Arbitration Agreement).  Following the court’s order, Ms. Monjazeb and Mr. Pinela filed demands for arbitration with the American Arbitration Association (AAA) seeking to arbitrate not only their individual claims, but also class claims, which the Company asserted violated the class action waiver in the Mandatory Arbitration Agreement. This led to further proceedings in the trial court, a stay of the arbitrations, and a decision by the trial court, on its own motion, to reconsider its order compelling arbitration. The trial court ultimately decided to vacate its order compelling arbitration due to a recent California appellate court decision.  Following this ruling, the Company timely filed two separate appeals, one with respect to Mr. Pinela and one with respect to Ms. Monjazeb, with the Court of Appeal, asserting that the trial court did not have jurisdiction to change its earlier determination of the enforceability of the arbitration agreement. The appeal with respect to Mr. Pinela has been fully briefed and awaits the setting of a date for oral argument. The appeal with respect to Ms. Monjazeb will be dismissed once final approval of the class action settlement is granted (as described below).

Notwithstanding the appeal, the trial court decided to set certain civil penalty claims asserted by Ms. Tanguilig for trial on April 1, 2014. In these claims, Ms. Tanguilig sought civil penalties under the Private Attorneys General Act based on the Company's alleged failure to provide employees with meal periods and rest breaks in compliance with California law. On December 10, 2013, the Company filed a motion to dismiss all of Ms. Tanguilig’s claims, including the civil penalty claims, based on her failure to bring her claims to trial within five years as required by California law. After several hearings, on February 28, 2014, the court dismissed all of Ms. Tanguilig’s claims in the case and vacated the April 1, 2014 trial date. The court has awarded the Company its costs of suit in connection with the defense of Ms. Tanguilig’s claims, but denied its request of an attorneys’ fees award from Ms. Tanguilig. Ms. Tanguilig filed a notice of appeal from the dismissal of all her claims, as well as a second notice of appeal from the award of costs, both of which are pending before the Court of Appeal. Should the Court of Appeal reverse the trial court’s dismissal of all of Ms. Tanguilig’s claims, the litigation will resume, and Ms. Tanguilig will seek class certification of the claims asserted in her Third Amended Complaint. If this occurs, the scope of her class claims will likely be reduced by the class action settlement and release in the Monjazeb case (as described below); however, that settlement does not cover claims asserted by Ms. Tanguilig for alleged Labor Code violations from approximately December 19, 2003 to August 20, 2006 (the beginning of the settlement class period in the Monjazeb case). No date has been set for oral argument in Ms. Tanguilig’s appeals.

In Ms. Monjazeb's class action, a settlement was reached at a mediation held on January 25, 2014. After several hearings, the trial court granted preliminary approval of the settlement on May 6, 2014 and directed that notice of settlement be given to the settlement class. The deadline for class members to opt out of the settlement was August 11, 2014. The final approval hearing was held on September 18, 2014. The court stated that final approval of the settlement would be granted, but required plaintiff's counsel to submit additional information to support plaintiff's motion for attorney's fees.

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

On December 6, 2013, a third putative class action was filed against the Company in the San Diego Superior Court by a former employee. The case is entitled Marisabella Newton v. Neiman Marcus Group, Inc., et al., and the complaint alleges claims similar to those made in the Monjazeb case. After filing an answer to the complaint in the Newton case and responding to discovery, we reached a settlement of Ms. Newton's individual claims and a dismissal of her class allegations, subject to court approval. The court approved the settlement and dismissed the case on August 25, 2014.

We will continue to vigorously defend our interests in these matters. Based upon the pending settlement agreement with respect to Ms. Monjazeb's class action claims, we recorded our currently estimable liabilities with respect to both Ms. Monjazeb's and Ms. Tanguilig's employment class actions litigation claims in fiscal year 2014, which amount was not material to our financial condition or results of operations. We will continue to evaluate these matters, and our recorded reserves for such matters, based on subsequent events, new information and future circumstances.

On August 7, 2014, a putative class action complaint was filed against The Neiman Marcus Group LLC in Los Angeles County Superior Court by a customer, Linda Rubenstein, in connection with the Company's Last Call stores in California. Ms. Rubenstein alleges that the Company has violated various California consumer protection statutes by implementing a marketing and pricing strategy that suggests that clothing sold at Last Call stores in California was originally offered for sale at full-line Neiman Marcus stores when allegedly, it was not, and is allegedly of inferior quality to clothing sold at the full-line stores. On September 12, 2014, we removed the case to the United States District Court for the Central District of California. We will vigorously defend our interests in this matter. We will continue to evaluate this matter based on subsequent events, new information and future circumstances.

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

Cyber-Attack Class Actions Litigation. Three class actions relating to a criminal cyber-attack on our computer systems in 2013 (the Cyber-Attack) were filed in January 2014 and later voluntarily dismissed by the plaintiffs between February and April 2014. The plaintiffs had alleged negligence and other claims in connection with their purchases by payment cards. Melissa Frank v. The Neiman Marcus Group, LLC, et al., was filed in the United States District Court for the Eastern District of New York on January 13, 2014 but was voluntarily dismissed by the plaintiff on April 15, 2014, without prejudice to her right to re-file a complaint. Donna Clark v. Neiman Marcus Group LTD LLC was filed in the United States District Court for the Northern District of Georgia on January 27, 2014 but was voluntarily dismissed by the plaintiff on March 11, 2014, without prejudice to her right to re-file a complaint. Christina Wong v. The Neiman Marcus Group, LLC, et al., was filed in the United States District Court for the Central District of California on January 29, 2014, but was voluntarily dismissed by the plaintiff on February 10, 2014, without prejudice to her right to re-file a complaint. Three new putative class actions relating to the Cyber-Attack were filed in March and April 2014, also alleging negligence and other claims in connection with plaintiffs’ purchases by payment cards. Two of the cases, Katerina Chau v. Neiman Marcus Group LTD, Inc., filed in the United States District Court for the Southern District of California on March 14, 2014, and Michael Shields v. The Neiman Marcus Group, LLC, filed in the United States District Court for the Southern District of California on April 1, 2014, were voluntarily dismissed, with prejudice as to Chau and without prejudice as to Shields. The third case, Hilary Remijas v. The Neiman Marcus Group, LLC, was filed on March 12, 2014 in the Northern District of Illinois. On June 2, 2014, an amended complaint in the Remijas case was filed, which added three plaintiffs (Debbie Farnoush and Joanne Kao, California residents; and Melissa Frank, a New York resident) and asserted claims for negligence, implied contract, unjust enrichment, violation of various consumer protection statutes, invasion of privacy and violation of state data breach laws. The Company moved to dismiss the Remijas amended complaint on July 2, 2014. On September 16, 2014, the court granted the Company's motion to dismiss the Remijas case on the grounds that the plaintiffs lacked standing due to their failure to demonstrate an actionable injury.

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

Other.  We had no outstanding irrevocable letters of credit relating to purchase commitments and insurance and other liabilities at August 2, 2014.  We had approximately $4.7 million in surety bonds at August 2, 2014 relating primarily to merchandise imports and state sales tax and utility requirements.

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

Operating earnings for the segments include 1) revenues, 2) cost of sales, 3) direct selling, general and administrative expenses, 4) other direct operating expenses, 5) income from credit card program and 6) depreciation expense for the respective segment.  Items not allocated to our operating segments include those items not considered by management in measuring the assets and profitability of our segments.  These amounts include 1) corporate expenses including, but not limited to, treasury, investor relations, legal and finance support services and general corporate management, 2) charges related to the application of purchase accounting including amortization of long-term assets (primarily favorable lease commitments and customer lists) and other non-cash items, 3) interest expense and 4) other expenses.  These items, while often related to the operations of a segment, are not considered by segment operating management, corporate operating management and the chief operating decision maker in assessing segment operating performance.  The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (except with respect to purchase accounting adjustments not allocated to the operating segments).

We believe that our customers have allocated a higher portion of their luxury spending to online retailing in recent years and that our customers' expectations of a seamless shopping experience across our in-store and online channels have increased, and we expect these trends will continue for the foreseeable future. As a result, we have made investments and redesigned processes to integrate our shopping experience across channels consistent with our customers' shopping preferences and expectations. In particular, we have invested and continue to invest in technology and systems that further our omni-channel selling capabilities and in fiscal year 2014, we realigned the merchandising responsibilities for our Neiman Marcus brand into a single team responsible for inventory procurement for both our store and online channels. With the acceleration of omni-channel retailing and our past and ongoing investments in omni-channel initiatives, we believe the growth in our total comparable revenues and operating results are the best measures of our ability to grow our brands. As a result, we are re-evaluating our current segment reporting practices and anticipate that we may begin to report a single "omni-channel" reporting segment in the future.

The following tables set forth the information for our reportable segments:

	Thirty-nine weeks ended	Thirteen weeks ended	Fiscal year ended	Fiscal year ended
	August 2, 2014	November 2, 2013	August 3, 2013	July 28, 2012
(in thousands)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
REVENUES
Specialty Retail Stores	$2,801,533	$889,295	$3,616,938	$3,466,628
Online	908,660	239,843	1,031,311	878,746
Total	$3,710,193	$1,129,138	$4,648,249	$4,345,374

OPERATING EARNINGS
Specialty Retail Stores	$288,649	$138,203	$411,435	$391,197
Online	126,916	33,801	157,703	132,360
Corporate expenses	(43,064)	(12,932)	(46,720)	(53,175)
Other expenses	(76,347)	(113,745)	(23,125)	(11,514)
Corporate depreciation/amortization charges	(157,688)	(13,191)	(52,906)	(55,294)
Corporate amortization of inventory step-up	(129,635)	—	—	—
Total	$8,831	$32,136	$446,387	$403,574

CAPITAL EXPENDITURES
Specialty Retail Stores	$112,780	$28,831	$119,065	$126,485
Online	25,227	7,128	27,440	26,353
Total	$138,007	$35,959	$146,505	$152,838

DEPRECIATION AND AMORTIZATION EXPENSE
Specialty Retail Stores	$83,132	$26,439	$111,964	$106,288
Online	21,140	6,329	24,081	18,660
Corporate depreciation/amortization charges	157,688	13,191	52,906	55,294
Total	$261,960	$45,959	$188,951	$180,242

	August 2, 2014	August 3, 2013	July 28, 2012
(in thousands)	(Successor)	(Predecessor)	(Predecessor)
ASSETS
Tangible assets of Specialty Retail Stores	$2,278,036	$1,818,888	$1,777,112
Tangible assets of Online	285,581	219,230	200,553
Corporate assets:
Intangible assets related to Specialty Retail Stores	4,422,929	2,604,600	2,651,481
Intangible assets related to Online	1,378,682	440,981	441,536
Other	396,498	216,542	131,173
Total	$8,761,726	$5,300,241	$5,201,855

The following table presents our revenues by merchandise category as a percentage of net sales:

	Thirty-nine weeks ended	Thirteen weeks ended	Fiscal year ended	Fiscal year ended
	August 2, 2014	November 2, 2013	August 3, 2013	July 28, 2012
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)

Women’s Apparel	30%	33%	31%	34%
Women’s Shoes, Handbags and Accessories	28	27	27	25
Men’s Apparel and Shoes	12	11	12	12
Designer and Precious Jewelry	11	10	12	11
Cosmetics and Fragrances	11	12	11	11
Home Furnishings and Décor	6	5	5	6
Other	2	2	2	1
	100%	100%	100%	100%

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

	August 2, 2014 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$195,004	$1,472	$—	$196,476
Merchandise inventories	—	953,936	115,696	—	1,069,632
Other current assets	—	131,894	11,772	—	143,666
Total current assets	—	1,280,834	128,940	—	1,409,774
Property and equipment, net	—	1,275,264	115,002	—	1,390,266
Goodwill	—	1,669,364	479,263	—	2,148,627
Intangible assets, net	—	708,125	2,944,859	—	3,652,984
Other assets	—	158,637	1,438	—	160,075
Investments in subsidiaries	1,432,594	3,560,258	—	(4,992,852)	—
Total assets	$1,432,594	$8,652,482	$3,669,502	$(4,992,852)	$8,761,726
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$343,783	$31,302	$—	$375,085
Accrued liabilities	—	375,640	76,532	—	452,172
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	748,849	107,834	—	856,683
Long-term liabilities:
Long-term debt	—	4,580,521	—	—	4,580,521
Deferred income taxes	—	1,540,076	—	—	1,540,076
Other long-term liabilities	—	350,442	1,410	—	351,852
Total long-term liabilities	—	6,471,039	1,410	—	6,472,449
Total member equity	1,432,594	1,432,594	3,560,258	(4,992,852)	1,432,594
Total liabilities and member equity	$1,432,594	$8,652,482	$3,669,502	$(4,992,852)	$8,761,726

	August 3, 2013 (Predecessor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$135,827	$849	$—	$136,676
Merchandise inventories	—	909,332	109,507	—	1,018,839
Other current assets	—	117,313	13,149	—	130,462
Total current assets	—	1,162,472	123,505	—	1,285,977
Property and equipment, net	—	795,798	106,046	—	901,844
Goodwill	—	1,107,753	155,680	—	1,263,433
Intangible assets, net	—	245,756	1,536,392	—	1,782,148
Other assets	—	38,835	28,004	—	66,839
Investments in subsidiaries	831,038	1,845,022	—	(2,676,060)	—
Total assets	$831,038	$5,195,636	$1,949,627	$(2,676,060)	$5,300,241
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$354,249	$32,289	$—	$386,538
Accrued liabilities	—	319,358	70,810	—	390,168
Total current liabilities	—	673,607	103,099	—	776,706
Long-term liabilities:
Long-term debt	—	2,697,077	—	—	2,697,077
Deferred income taxes	—	639,381	—	—	639,381
Other long-term liabilities	—	354,533	1,506	—	356,039
Total long-term liabilities	—	3,690,991	1,506	—	3,692,497
Total stockholders’ equity	831,038	831,038	1,845,022	(2,676,060)	831,038
Total liabilities and stockholders’ equity	$831,038	$5,195,636	$1,949,627	$(2,676,060)	$5,300,241

	Thirty-nine weeks ended August 2, 2014 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,103,810	$606,383	$—	$3,710,193
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,164,594	398,679	—	2,563,273
Selling, general and administrative expenses (excluding depreciation)	—	729,533	110,921	—	840,454
Income from credit card program	—	(36,795)	(3,877)	—	(40,672)
Depreciation expense	—	100,097	13,237	—	113,334
Amortization of intangible assets and favorable lease commitments	—	107,450	41,176	—	148,626
Other expenses	—	72,734	3,613	—	76,347
Operating (loss) earnings	—	(33,803)	42,634	—	8,831
Interest expense, net	—	232,739	—	—	232,739
Intercompany royalty charges (income)	—	106,783	(106,783)	—	—
Equity in loss (earnings) of subsidiaries	134,083	(149,417)	—	15,334	—
(Loss) earnings before income taxes	(134,083)	(223,908)	149,417	(15,334)	(223,908)
Income tax benefit	—	(89,825)	—	—	(89,825)
Net (loss) earnings	$(134,083)	$(134,083)	$149,417	$(15,334)	$(134,083)
Total other comprehensive (loss) earnings, net of tax	(17,429)	(17,429)	—	17,429	(17,429)
Total comprehensive (loss) earnings	$(151,512)	$(151,512)	$149,417	$2,095	$(151,512)

	Thirteen weeks ended November 2, 2013 (Predecessor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$926,436	$202,702	$—	$1,129,138
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	568,665	116,743	—	685,408
Selling, general and administrative expenses (excluding depreciation)	—	230,090	36,453	—	266,543
Income from credit card program	—	(13,271)	(1,382)	—	(14,653)
Depreciation expense	—	31,057	3,182	—	34,239
Amortization of intangible assets and favorable lease commitments	—	8,773	2,947	—	11,720
Other expenses	—	112,222	1,523	—	113,745
Operating (loss) earnings	—	(11,100)	43,236	—	32,136
Interest expense, net	—	37,315	—	—	37,315
Intercompany royalty charges (income)	—	32,907	(32,907)	—	—
Equity in loss (earnings) of subsidiaries	13,098	(76,143)	—	63,045	—
(Loss) earnings before income taxes	(13,098)	(5,179)	76,143	(63,045)	(5,179)
Income tax expense	—	7,919	—	—	7,919
Net (loss) earnings	$(13,098)	$(13,098)	$76,143	$(63,045)	$(13,098)
Total other comprehensive earnings (loss), net of tax	1,324	1,324	—	(1,324)	1,324
Total comprehensive (loss) earnings	$(11,774)	$(11,774)	$76,143	$(64,369)	$(11,774)

	Fiscal year ended August 3, 2013 (Predecessor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,875,580	$772,669	$—	$4,648,249
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,500,640	494,723	—	2,995,363
Selling, general and administrative expenses (excluding depreciation)	—	911,850	135,946	—	1,047,796
Income from credit card program	—	(48,635)	(4,738)	—	(53,373)
Depreciation expense	—	127,606	13,909	—	141,515
Amortization of intangible assets and favorable lease commitments	—	35,092	12,344	—	47,436
Other expenses	—	10,000	13,125	—	23,125
Operating earnings	—	339,027	107,360	—	446,387
Interest expense, net	—	168,952	3	—	168,955
Intercompany royalty charges (income)	—	130,459	(130,459)	—	—
Equity in (earnings) loss of subsidiaries	(163,699)	(237,816)	—	401,515	—
Earnings (loss) before income taxes	163,699	277,432	237,816	(401,515)	277,432
Income tax expense	—	113,733	—	—	113,733
Net earnings (loss)	$163,699	$163,699	$237,816	$(401,515)	$163,699
Total other comprehensive earnings (loss), net of tax	41,263	41,263	—	(41,263)	41,263
Total comprehensive earnings (loss)	$204,962	$204,962	$237,816	$(442,778)	$204,962

	Fiscal year ended July 28, 2012 (Predecessor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,607,190	$738,184	$—	$4,345,374
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,319,516	475,197	—	2,794,713
Selling, general and administrative expenses (excluding depreciation)	—	880,677	126,225	—	1,006,902
Income from credit card program	—	(46,957)	(4,614)	—	(51,571)
Depreciation expense	—	116,142	13,977	—	130,119
Amortization of intangible assets and favorable lease commitments	—	37,224	12,899	—	50,123
Other expenses	—	10,000	1,514	—	11,514
Operating earnings	—	290,588	112,986	—	403,574
Interest expense, net	—	175,232	5	—	175,237
Intercompany royalty charges (income)	—	204,181	(204,181)	—	—
Equity in (earnings) loss of subsidiaries	(140,086)	(317,162)	—	457,248	—
Earnings (loss) before income taxes	140,086	228,337	317,162	(457,248)	228,337
Income tax expense	—	88,251	—	—	88,251
Net earnings (loss)	$140,086	$140,086	$317,162	$(457,248)	$140,086
Total other comprehensive (loss) earnings, net of tax	(75,747)	(75,747)	—	75,747	(75,747)
Total comprehensive earnings (loss)	$64,339	$64,339	$317,162	$(381,501)	$64,339

	Acquisition and Thirty-nine weeks ended August 2, 2014 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net (loss) earnings	$(134,083)	$(134,083)	$149,417	$(15,334)	$(134,083)
Adjustments to reconcile net (loss) earnings to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	224,664	54,413	—	279,077
Loss on debt extinguishment	—	7,882	—	—	7,882
Equity in loss of foreign e-commerce retailer	—	—	3,613	—	3,613
Deferred income taxes	—	(117,874)	—	—	(117,874)
Non-cash charges related to the Acquisition	—	145,062	—	—	145,062
Other	—	4,878	53	—	4,931
Intercompany royalty income payable (receivable)	—	106,783	(106,783)	—	—
Equity in loss (earnings) of subsidiaries	134,083	(149,417)	—	15,334	—
Changes in operating assets and liabilities, net	—	216,411	(121,634)	—	94,777
Net cash provided by (used for) operating activities	—	304,306	(20,921)	—	283,385
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(124,321)	(13,686)	—	(138,007)
Acquisition of Neiman Marcus Group LTD LLC	—	(3,388,585)	—	—	(3,388,585)
Investment in foreign e-commerce retailer	—	—	35,000	—	35,000
Net cash (used for) provided by investing activities	—	(3,512,906)	21,314	—	(3,491,592)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Asset-Based Revolving Credit Facility	—	170,000	—	—	170,000
Borrowings under Senior Secured Term Loan Facility	—	2,950,000	—	—	2,950,000
Borrowings under Cash Pay Notes	—	960,000	—	—	960,000
Borrowings under PIK Toggle Notes	—	600,000	—	—	600,000
Repayment of borrowings	—	(2,770,185)	—	—	(2,770,185)
Debt issuance costs paid	—	(178,606)	—	—	(178,606)
Cash equity contributions	—	1,557,350	—	—	1,557,350
Net cash provided by financing activities	—	3,288,559	—	—	3,288,559
CASH AND CASH EQUIVALENTS
Increase during the period	—	79,959	393	—	80,352
Beginning balance	—	115,045	1,079	—	116,124
Ending balance	$—	$195,004	$1,472	$—	$196,476

	Thirteen weeks ended November 2, 2013 (Predecessor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net (loss) earnings	$(13,098)	$(13,098)	$76,143	$(63,045)	$(13,098)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expense	—	42,296	6,129	—	48,425
Equity in loss of foreign e-commerce retailer	—	—	1,523	—	1,523
Deferred income taxes	—	(6,326)	—	—	(6,326)
Other	—	5,068	(66)	—	5,002
Intercompany royalty income payable (receivable)	—	32,907	(32,907)	—	—
Equity in loss (earnings) of subsidiaries	13,098	(76,143)	—	63,045	—
Changes in operating assets and liabilities, net	—	21,469	(44,684)	—	(23,215)
Net cash provided by operating activities	—	6,173	6,138	—	12,311
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(30,051)	(5,908)	—	(35,959)
Net cash used for investing activities	—	(30,051)	(5,908)	—	(35,959)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Former Asset-Based Revolving Credit Facility	—	130,000	—	—	130,000
Repayment of borrowings	—	(126,904)	—	—	(126,904)
Net cash provided by financing activities	—	3,096	—	—	3,096
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(20,782)	230	—	(20,552)
Beginning balance	—	135,827	849	—	136,676
Ending balance	$—	$115,045	$1,079	$—	$116,124

	Fiscal year ended August 3, 2013 (Predecessor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$163,699	$163,699	$237,816	$(401,515)	$163,699
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	171,102	26,253	—	197,355
Loss on debt extinguishment	—	15,597	—	—	15,597
Equity in loss of foreign e-commerce retailer	—	—	13,125	—	13,125
Deferred income taxes	—	(19,439)	—	—	(19,439)
Other	—	5,785	(152)	—	5,633
Intercompany royalty income payable (receivable)	—	130,459	(130,459)	—	—
Equity in (earnings) loss of subsidiaries	(163,699)	(237,816)	—	401,515	—
Changes in operating assets and liabilities, net	—	95,260	(121,871)	—	(26,611)
Net cash provided by operating activities	—	324,647	24,712	—	349,359
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	—	(131,697)	(14,808)	—	(146,505)
Investment in foreign e-commerce retailer	—	—	(10,000)	—	(10,000)
Net cash used for investing activities	—	(131,697)	(24,808)	—	(156,505)
CASH FLOWS - FINANCING ACTIVITIES
Borrowings under Former Asset-Based Revolving Credit Facility	—	100,000	—	—	100,000
Borrowings under Former Senior Secured Term Loan Facility	—	500,000	—	—	500,000
Repayment of borrowings	—	(695,668)	—	—	(695,668)
Debt issuance costs paid	—	(9,763)	—	—	(9,763)
Net cash used for financing activities	—	(105,431)	—	—	(105,431)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	87,519	(96)	—	87,423
Beginning balance	—	48,308	945	—	49,253
Ending balance	$—	$135,827	$849	$—	$136,676

	Fiscal year ended July 28, 2012 (Predecessor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$140,086	$140,086	$317,162	$(457,248)	$140,086
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	161,823	26,876	—	188,699
Equity in loss of foreign e-commerce retailer	—	—	1,514	—	1,514
Deferred income taxes	—	(10,094)	—	—	(10,094)
Other	—	6,884	120	—	7,004
Intercompany royalty income payable (receivable)	—	204,181	(204,181)	—	—
Equity in (earnings) loss of subsidiaries	(140,086)	(317,162)	—	457,248	—
Changes in operating assets and liabilities, net	—	29,830	(97,229)	—	(67,399)
Net cash provided by operating activities	—	215,548	44,262	—	259,810
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	—	(138,216)	(14,622)	—	(152,838)
Investment in foreign e-commerce retailer	—	—	(29,421)	—	(29,421)
Net cash used for investing activities	—	(138,216)	(44,043)	—	(182,259)
CASH FLOWS - FINANCING ACTIVITIES
Borrowings under Former Asset-Based Revolving Credit Facility	—	175,000	—	—	175,000
Repayment of borrowings	—	(75,000)	—	—	(75,000)
Distributions to stockholders	—	(449,295)	—	—	(449,295)
Debt issuance costs paid	—	(594)	—	—	(594)
Net cash used for financing activities	—	(349,889)	—	—	(349,889)
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(272,557)	219	—	(272,338)
Beginning balance	—	320,865	726	—	321,591
Ending balance	$—	$48,308	$945	$—	$49,253

NOTE 18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Fiscal year 2014
(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Predecessor)	(Successor)	(Successor)	(Successor)

Revenues	$1,129.1	$1,432.8	$1,164.7	$1,112.7	$4,839.3
Gross profit (1)	$443.7	$379.8	$415.7	$351.5	$1,590.7
Net loss (2) (3)	$(13.1)	$(84.0)	$(8.0)	$(42.1)	$(147.2)

	Fiscal year 2013 (Predecessor)

Revenues	$1,068.5	$1,362.4	$1,098.3	$1,119.0	$4,648.2
Gross profit (1)	$423.1	$440.7	$435.0	$354.1	$1,652.9
Net earnings (4)	$49.6	$40.4	$70.8	$2.9	$163.7

(1)	Gross profit includes revenues less cost of goods sold including buying and occupancy costs (excluding depreciation).

(2)
For fiscal year 2014, net loss includes $162.7 million of transaction costs incurred in connection with the Acquisition and a $7.9 million pretax charge related to a loss on debt extinguishment recorded in the third quarter.

(3)
Depreciation and amortization expense for the second, third and fourth quarters of fiscal year 2014 are based on the fair values of the acquired assets determined in connection with the finalization of the purchase price allocation in the fourth quarter. As a result, depreciation and amortization expense for the second and third quarters, as well as the net loss of such periods, differ from previously disclosed amounts as follows:

	Fiscal year 2014
(in millions)	Second Quarter	Third Quarter
	(Successor)	(Successor)

Net loss, as reported	$(68.0)	$(2.7)
Depreciation and amortization expense, net of tax	(16.0)	(5.3)
Net loss, as adjusted	$(84.0)	$(8.0)

(4)	For fiscal year 2013, net earnings include a $15.6 million pretax charge related to a loss on debt extinguishment recorded in the second quarter.

NOTE 19. SUBSEQUENT EVENT

On September 12, 2014, we entered into an agreement to acquire the MyTheresa.com global online luxury website and the Theresa flagship specialty store in Munich, Germany. The purchase price is approximately €150 million, subject to certain adjustments and an "earn-out" of up to €27.5 million per year for operating performance for each of calendar years 2015 and 2016. The transaction is expected to close later this calendar year, subject to regulatory approvals and other customary closing conditions. We plan to finance the acquisition through a combination of cash and debt.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEIMAN MARCUS GROUP LTD LLC

		By:	/S/ JAMES E. SKINNER
James E. Skinner Executive Vice President, Chief Operating Officer and Chief Financial Officer

Dated:	September 25, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KAREN W. KATZ	President and Chief Executive Officer, Director	September 25, 2014
Karen W. Katz

/s/ JAMES E. SKINNER	Executive Vice President, Chief Operating Officer and Chief Financial Officer	September 25, 2014
James E. Skinner
(principal financial officer)

/s/ T. DALE STAPLETON	Senior Vice President and Chief Accounting Officer	September 25, 2014
T. Dale Stapleton
(principal accounting officer)

/s/ NORA AUFREITER	Director	September 25, 2014
Nora Aufreiter

/s/ NORMAN AXELROD	Director	September 25, 2014
Norman Axelrod

/s/ PHILIPPE BOURGUIGNON	Director	September 25, 2014
Philippe Bourguignon

/s/ ADAM BROTMAN	Director	September 25, 2014
Adam Brotman

/s/ SHANE FEENEY	Director	September 25, 2014
Shane Feeney

/s/ VIC GUNDOTRA	Director	September 25, 2014
Vic Gundotra

/s/ DAVID KAPLAN	Director	September 25, 2014
David Kaplan

/s/ SCOTT NISHI	Director	September 25, 2014
Scott Nishi

/s/ ADAM STEIN	Director	September 25, 2014
Adam Stein

SCHEDULE II

Neiman Marcus Group LTD LLC
Valuation and Qualifying Accounts and Reserves
(in thousands)

Three years ended August 2, 2014

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Reserve for estimated sales returns

Thirty-nine weeks ended August 2, 2014 (Successor)	$53,741	$597,721	$—	$(612,593)	(A)	$38,869

Thirteen weeks ended November 2, 2013 (Predecessor)	$37,370	$196,601	$—	$(180,230)	(A)	$53,741

Year ended August 3, 2013 (Predecessor)	$34,015	$739,968	$—	$(736,613)	(A)	$37,370

Year ended July 28, 2012 (Predecessor)	$28,558	$694,632	$—	$(689,175)	(A)	$34,015

Reserves for self-insurance

Thirty-nine weeks ended August 2, 2014 (Successor)	$36,632	$58,064	$—	$(55,964)	(B)	$38,732

Thirteen weeks ended November 2, 2013 (Predecessor)	$37,626	$17,380	$—	$(18,374)	(B)	$36,632

Year ended August 3, 2013 (Predecessor)	$36,187	$74,643	$—	$(73,204)	(B)	$37,626

Year ended July 28, 2012 (Predecessor)	$34,969	$64,532	$—	$(63,314)	(B)	$36,187

(A)                               Gross margin on actual sales returns, net of commissions.

(B)                               Claims and expenses paid, net of employee contributions.