Form 10-Q
period 2014-11-01
Neiman Marcus Group LTD LLC
filed 2014-12-09
CIK 1358651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 1, 2014

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

NEIMAN MARCUS GROUP LTD LLC

INDEX

		Page
Part I.	Financial Information

Item 1.	Condensed Consolidated Balance Sheets as of November 1, 2014 (Successor), August 2, 2014 (Successor) and November 2, 2013 (Successor)	1

	Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended November 1, 2014 (Successor) and November 2, 2013 (Predecessor)	2

	Condensed Consolidated Statements of Comprehensive Loss for the Thirteen Weeks Ended November 1, 2014 (Successor) and November 2, 2013 (Predecessor)	3

	Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended November 1, 2014 (Successor), November 2, 2013 (Successor) and November 2, 2013 (Predecessor)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41

Item 4.	Controls and Procedures	41

Part II.	Other Information

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Mine Safety Disclosures	42

Item 5.	Other Information	42

Item 6.	Exhibits	43

Signature		44

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	November 1, 2014	August 2, 2014	November 2, 2013
(in thousands, except units)	(Successor)	(Successor)	(Successor)
ASSETS
Current assets:
Cash and cash equivalents	$81,577	$196,476	$78,987
Merchandise inventories	1,273,565	1,069,632	1,288,099
Deferred income taxes	39,049	39,049	—
Other current assets	107,296	104,617	196,652
Total current assets	1,501,487	1,409,774	1,563,738

Property and equipment, net	1,409,144	1,390,266	1,362,291
Intangible assets, net	3,603,473	3,652,984	3,801,610
Goodwill	2,375,490	2,148,627	2,148,627
Other assets	155,331	160,075	189,400
Total assets	$9,044,925	$8,761,726	$9,065,666

LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$372,616	$375,085	$354,133
Accrued liabilities	475,299	452,172	448,094
Current portion of long-term debt	29,426	29,426	29,500
Total current liabilities	877,341	856,683	831,727

Long-term liabilities:
Long-term debt	4,803,218	4,580,521	4,727,375
Deferred income taxes	1,512,485	1,540,076	1,611,068
Other long-term liabilities	422,192	351,852	312,240
Total long-term liabilities	6,737,895	6,472,449	6,650,683

Membership unit (1 unit issued and outstanding at November 1, 2014, August 2, 2014 and November 2, 2013)	—	—	—
Member capital	1,584,106	1,584,106	1,583,256
Accumulated other comprehensive loss	(20,530)	(17,429)	—
Accumulated deficit	(133,887)	(134,083)	—
Total member equity	1,429,689	1,432,594	1,583,256
Total liabilities and member equity	$9,044,925	$8,761,726	$9,065,666

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Thirteen weeks ended
	November 1, 2014	November 2, 2013
(in thousands)	(Successor)	(Predecessor)

Revenues	$1,186,492	$1,129,138
Cost of goods sold including buying and occupancy costs (excluding depreciation)	728,493	685,408
Selling, general and administrative expenses (excluding depreciation)	288,404	266,543
Income from credit card program	(14,123)	(14,653)
Depreciation expense	43,508	34,239
Amortization of intangible assets	36,017	7,251
Amortization of favorable lease commitments	13,494	4,469
Other expenses	17,614	113,745

Operating earnings	73,085	32,136

Interest expense, net	72,610	37,315

Earnings (loss) before income taxes	475	(5,179)

Income tax expense	279	7,919

Net earnings (loss)	$196	$(13,098)

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Thirteen weeks ended
	November 1, 2014	November 2, 2013
(in thousands)	(Successor)	(Predecessor)

Net earnings (loss)	$196	$(13,098)

Other comprehensive (loss) earnings:
Change in unrealized loss on financial instruments, net of tax	(1,191)	610
Reclassification of realized loss on financial instruments to earnings, net of tax	—	224
Change in unrealized loss on unfunded benefit obligations, net of tax	(1,910)	490
Total other comprehensive (loss) earnings	(3,101)	1,324

Total comprehensive loss	$(2,905)	$(11,774)

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Thirteen weeks ended
	November 1, 2014	November 2, 2013	November 2, 2013
(in thousands)	(Successor)	(Successor)	(Predecessor)
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$196	$—	$(13,098)
Adjustments to reconcile net earnings (loss) to net cash (used for) provided by operating activities:
Depreciation and amortization expense	99,150	—	48,425
Equity in loss of foreign e-commerce retailer	—	—	1,523
Deferred income taxes	(25,596)	—	(6,326)
Other	3,539	—	5,002
	77,289	—	35,526
Changes in operating assets and liabilities:
Merchandise inventories	(169,264)	—	(142,417)
Other current assets	1,885	—	12,111
Other assets	(852)	—	(1,484)
Accounts payable and accrued liabilities	(10,702)	(97,958)	107,091
Deferred real estate credits	2,420	—	1,484
Payment of deferred compensation in connection with the Acquisition	—	(16,623)	—
Net cash (used for) provided by operating activities	(99,224)	(114,581)	12,311

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(56,361)	—	(35,959)
Acquisition of Neiman Marcus Group LTD LLC	—	(3,388,585)	—
Acquisition of e-commerce retailer	(181,727)	—	—
Net cash used for investing activities	(238,088)	(3,388,585)	(35,959)

CASH FLOWS - FINANCING ACTIVITIES
Borrowings under senior secured asset-based revolving credit facility	230,000	125,000	—
Borrowings under senior secured term loan facility	—	2,950,000	—
Repayment of borrowings under senior secured term loan facility	(7,357)	—	—
Borrowings under former senior secured asset-based revolving credit facility	—	—	130,000
Repayment of borrowings under former asset-based revolving credit facility	—	(145,000)	—
Repayment of borrowings under former senior secured term loan facility	—	(2,433,096)	(126,904)
Borrowings under cash pay notes	—	960,000	—
Borrowings under PIK toggle notes	—	600,000	—
Debt issuance costs paid	(230)	(147,375)	—
Cash equity contributions	—	1,556,500	—
Net cash provided by financing activities	222,413	3,466,029	3,096

CASH AND CASH EQUIVALENTS
Decrease during the period	(114,899)	(37,137)	(20,552)
Beginning balance	196,476	116,124	136,676
Ending balance	$81,577	$78,987	$116,124

Supplemental Schedule of Cash Flow Information
Cash paid during the period for:
Interest	$97,825	$54	$40,789
Income taxes	$255	$—	$7,544
Non-cash activities:
Equity contribution from management	$—	$26,756	$—
Contingent earn-out obligation related to acquired e-commerce retailer	$59,779	$—	$—
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

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  All references to the first quarter of fiscal year 2015 relate to the thirteen weeks ended November 1, 2014 of the Successor. All references to the first quarter of fiscal year 2014 relate to the thirteen weeks ended November 2, 2013 of the Predecessor.

We have prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended August 2, 2014.  In our opinion, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the applicable interim periods.

The specialty retail industry is seasonal in nature, with a higher level of sales typically generated in the fall and holiday selling seasons.  Due to seasonal and other factors, the results of operations for the first quarter of fiscal year 2015 are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

A detailed description of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended August 2, 2014.

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

We believe the following critical accounting policies, among others, encompass the more significant judgments and estimates used in the preparation of our unaudited Condensed Consolidated Financial Statements:

•	allocation of the price paid to acquire the Company to our assets and liabilities as of the date of the Acquisition (as more fully described in Note 2);

•	recognition of revenues;

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
Segments. We believe that our customers have allocated a higher portion of their luxury spending to online retailing in recent years and that our customers' expectations of a seamless shopping experience across our in-store and online channels have increased, and we expect these trends to continue for the foreseeable future. As a result, we have made investments and redesigned processes to integrate our shopping experience across channels so that it is consistent with our customers' shopping preferences and expectations. In particular, we have invested and continue to invest in technology and systems that further our omni-channel selling capabilities, and in fiscal year 2014, we realigned the management and merchandising responsibilities for our Neiman Marcus brand on an omni-channel basis. With the acceleration of omni-channel retailing and our past and ongoing investments in omni-channel initiatives, we believe the growth in our total comparable revenues and operating results are the best measures of our ongoing performance. As a result, effective with the first quarter of fiscal year 2015, we now view and report our specialty retail stores and online operation as a single, omni-channel reporting segment.

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (FASB) issued guidance to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance is effective for us as of the first quarter of fiscal year 2018 using one of two retrospective application methods. We are currently evaluating the application method and the impact of adopting this new accounting guidance on our Condensed Consolidated Financial Statements.

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

We have accounted for the Acquisition in accordance with the provisions of FASB Accounting Standards Codification Topic 805, Business Combinations, whereby the purchase price paid to effect the Acquisition was allocated to state the acquired assets and liabilities at fair value.  The Acquisition and the preliminary allocation of the purchase price were recorded for accounting purposes as of November 2, 2013, the end of our first quarter of fiscal year 2014.

In connection with the purchase price allocation, we made estimates of the fair values of our long-lived and intangible assets based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information, and in some cases, valuation results from independent valuation specialists.  As of November 2, 2013, we recorded preliminary purchase accounting adjustments to increase the carrying value of our property and equipment and inventory, to revalue intangible assets for our tradenames, customer lists and favorable lease commitments and to revalue our long-term benefit plan obligations, among other things. We revised these preliminary purchase accounting adjustments during the second, third and fourth quarters of fiscal year 2014 as additional information became available. The final purchase accounting adjustments, as reflected in our Consolidated Balance Sheet as of August 2, 2014, were as follows (in millions):

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

Our Condensed Consolidated Balance Sheet as of November 2, 2013 has been recast to reflect the final purchase accounting adjustments reflected in our Consolidated Balance Sheet as of August 2, 2014.

3.              MyTheresa Acquisition

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. The operations of MyTheresa are primarily conducted through the MyTheresa.com global luxury website. As of the time of the acquisition, the annual revenues of MyTheresa were approximately $130 million. The purchase price paid to acquire MyTheresa, net of cash acquired, was $181.7 million, which was financed through a combination of cash and debt. In addition, the MyTheresa purchase agreement contains contingent earn-out payments of up to €27.5 million per year for operating performance for each of calendar years 2015 and 2016. At November 1, 2014, the preliminary estimated fair value of the earn-out obligations was $59.8 million, which is included in other long-term liabilities.

The preliminary allocation of the purchase price to acquire MyTheresa is reflected in our Condensed Consolidated Balance Sheet as of November 1, 2014, with $226.9 million of the excess of the purchase price paid over the fair value of the acquired net assets being preliminarily allocated to goodwill. This preliminary allocation of the purchase price is subject to finalization of independent appraisals. The MyTheresa results of operations will be included in our consolidated results of operations beginning in the second quarter of fiscal year 2015.

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
The following table shows the Company’s financial assets that are required to be measured at fair value on a recurring basis in our Condensed Consolidated Balance Sheets:

	Fair Value Hierarchy	November 1, 2014	August 2, 2014	November 2, 2013
(in thousands)		(Successor)	(Successor)	(Successor)
Other long-term assets:
Interest rate caps	Level 2	$529	$1,132	$—

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

The carrying values of cash and cash equivalents, credit card receivables and accounts payable approximate fair value due to their short-term nature.  We determine the fair value of our long-term debt on a non-recurring basis, which results are summarized as follows:

		November 1, 2014 (Successor)		August 2, 2014 (Successor)		November 2, 2013 (Successor)
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Asset-Based Revolving Credit Facility	Level 2	$230,000	$230,000	$—	$—	$125,000	$125,000
Senior Secured Term Loan Facility	Level 2	2,920,555	2,887,699	2,927,912	2,907,797	2,950,000	2,950,000
Cash Pay Notes	Level 2	960,000	1,027,200	960,000	994,800	960,000	960,000
PIK Toggle Notes	Level 2	600,000	643,500	600,000	633,000	600,000	600,000
2028 Debentures	Level 2	122,089	129,094	122,035	127,500	121,875	121,875

We estimated the fair value of long-term debt using 1) prevailing market rates for debt of similar remaining maturities and credit risk for the Senior Secured Credit Facilities and 2) quoted market prices of the same or similar issues for the Cash Pay Notes, the PIK Toggle Notes and the $125.0 million aggregate principal amount of 7.125% Debentures due 2028 (the 2028 Debentures and, together with the Cash Pay Notes and the PIK Toggle Notes, the Notes).

In connection with purchase accounting, we made estimates of the fair value of our long-lived and intangible assets based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information, and in some cases, valuation results from independent valuation specialists (Level 3 determination of fair value).  We also measure certain non-financial assets at fair value on a non-recurring basis, primarily long-lived assets, intangible assets and goodwill, in connection with our periodic evaluations of such assets for potential impairment.

5.     Intangible Assets, Net and Goodwill

	November 1, 2014	August 2, 2014	November 2, 2013
(in thousands)	(Successor)	(Successor)	(Successor)

Favorable lease commitments, net	$1,081,273	$1,094,767	$1,135,341
Other definite-lived intangible assets, net	551,502	587,519	695,571
Tradenames	1,970,698	1,970,698	1,970,698
Intangible assets, net	$3,603,473	$3,652,984	$3,801,610

Goodwill	$2,375,490	$2,148,627	$2,148,627

Intangible Assets Subject to Amortization. Our definite-lived intangible assets, which primarily consist of customer lists, are amortized over their estimated useful lives, currently estimated at 12 to 16 years (weighted average life of 14 years from the Acquisition).  Favorable lease commitments are amortized over the remaining lives of the leases, currently estimated at two to 55 years (weighted average life of 30 years from the Acquisition).  Total amortization of all intangible assets recorded in connection with the Acquisition for the current and next five fiscal years is currently estimated as follows (in thousands):

November 2, 2014 through August 1, 2015	$82,565
2016	106,235
2017	102,071
2018	97,684
2019	94,565
2020	87,921

At November 1, 2014, accumulated amortization was $144.1 million for other definite-lived intangible assets and $54.1 million for favorable lease commitments.

Indefinite-lived Intangible Assets and Goodwill.  Indefinite-lived intangible assets, such as our Neiman Marcus and Bergdorf Goodman tradenames and goodwill, are not subject to amortization.  Rather, we assess the recoverability of indefinite-lived intangible assets and goodwill in the fourth quarter of each fiscal year and upon the occurrence of certain events.

6.              Long-term Debt

The significant components of our long-term debt are as follows:

	Interest Rate	November 1, 2014	August 2, 2014	November 2, 2013
(in thousands)		(Successor)	(Successor)	(Successor)

Asset-Based Revolving Credit Facility	variable	$230,000	$—	$125,000
Senior Secured Term Loan Facility	variable	2,920,555	2,927,912	2,950,000
Cash Pay Notes	8.00%	960,000	960,000	960,000
PIK Toggle Notes	8.75%/9.50%	600,000	600,000	600,000
2028 Debentures	7.125%	122,089	122,035	121,875
Total debt		4,832,644	4,609,947	4,756,875
Less: current portion of Senior Secured Term Loan Facility		(29,426)	(29,426)	(29,500)
Long-term debt		$4,803,218	$4,580,521	$4,727,375
Asset-Based Revolving Credit Facility.  On October 25, 2013, we entered into a credit agreement and related security and other agreements for a senior secured Asset-Based Revolving Credit Facility providing for a maximum committed borrowing capacity of $800.0 million. On October 10, 2014, we entered into an incremental amendment with respect to the Asset-Based Revolving Credit Facility, which increased the maximum committed borrowing capacity to $900.0 million. The Asset-Based Revolving Credit Facility matures on October 25, 2018.  On November 1, 2014, we had $230.0 million of borrowings outstanding under this facility, no outstanding letters of credit and $580.0 million of unused borrowing availability.

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

The Asset-Based Revolving Credit Facility permits us to increase commitments under the Asset-Based Revolving Credit Facility or add one or more incremental term loans to the Asset-Based Revolving Credit Facility by an amount not to exceed $200.0 million. However, the lenders are under no obligation to provide any such additional commitments or loans, and any increase in commitments or incremental term loans will be subject to customary conditions precedent.  If we were to request any such additional commitments and the existing lenders or new lenders were to agree to provide such commitments, the size of the Asset-Based Revolving Credit Facility could be increased to up to $1,100.0 million, but our ability to borrow would still be limited by the amount of the borrowing base.  The cash proceeds of any incremental term loans may be used for working capital and general corporate purposes.

At November 1, 2014, borrowings under the Asset-Based Revolving Credit Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of 1) the prime rate of Deutsche Bank AG New York Branch (the administrative agent), 2) the federal funds effective rate plus ½ of 1.00% or 3) the adjusted one-month LIBOR plus 1.00% or (b) LIBOR, subject to certain adjustments, in each case plus an applicable margin.  The applicable margin is up to 0.75% with respect to base rate borrowings and up to 1.75% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on the historical excess availability under the Asset-Based Revolving Credit Facility. The weighted average interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 1.44% at November 1, 2014.  In addition, we are required to pay a commitment fee in respect of unused commitments 0.25% per annum.  We must also pay customary letter of credit fees and agency fees.

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

Our Asset-Based Revolving Credit Facility is guaranteed by Holdings and each of our current and future direct and indirect wholly owned subsidiaries (subsidiary guarantors) other than (a) unrestricted subsidiaries, (b) certain immaterial subsidiaries, (c) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (d) certain holding companies of foreign subsidiaries, (e) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (f) any subsidiary that is prohibited by applicable law or contractual obligation from acting as a guarantor or which would require governmental approval to provide a guarantee (unless such approval has been received). As of November 1, 2014, the assets of non-guarantor subsidiaries, primarily NMG Germany GmbH (through which NMG conducts the operations of MyTheresa), aggregated $282.4 million, or 3.1% of consolidated total assets. All obligations under the Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of Holdings, the Company and the subsidiary guarantors.
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
For a more detailed description of the Asset-Based Revolving Credit Facility, refer to Note 7 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 2, 2014.

Senior Secured Term Loan Facility.  On October 25, 2013, we entered into a credit agreement and related security and other agreements for the $2,950.0 million Senior Secured Term Loan Facility. At November 1, 2014, the outstanding balance under our Senior Secured Term Loan Facility (after giving effect to the Refinancing Amendment discussed below) was $2,920.6 million. The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

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

At November 1, 2014, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of 1) the prime rate of Credit Suisse AG (the administrative agent), 2) the federal funds effective rate plus ½ of 1.00% and 3) the adjusted one-month LIBOR plus 1.00% or (b) an adjusted LIBOR (for a period equal to the relevant interest period, and in any event, never less than 1.00%), subject to certain adjustments, in each case plus an applicable margin.  The applicable margin is up to 2.25% with respect to base rate borrowings and up to 3.25% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on the senior secured first lien net leverage ratio.  The applicable margin with respect to outstanding LIBOR borrowings was 3.25% at November 1, 2014.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.25% at November 1, 2014.

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

Depending on the Company’s senior secured first lien net leverage ratio as defined in the credit agreement governing the Senior Secured Term Loan Facility, we could be required to prepay outstanding term loans from a certain portion of our annual excess cash flow, as defined in the credit agreement.  Required excess cash flow payments commence at 50% of our annual excess cash flow (which percentage will be reduced to 25% if our senior secured first lien net leverage ratio, as defined in the credit agreement, is equal to or less than 4.0 to 1.0 but greater than 3.5 to 1.0 and will be reduced to 0% if our senior secured first lien net leverage ratio is equal to or less than 3.5 to 1.0).  We were not required to prepay any outstanding term loans pursuant to the annual excess cash flow requirements for fiscal year 2014. We also must offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the net cash proceeds of certain asset sales under certain circumstances.

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

Our Senior Secured Term Loan Facility is guaranteed by Holdings and each of our current and future subsidiary guarantors other than (a) unrestricted subsidiaries, (b) certain immaterial subsidiaries, (c) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (d) certain holding companies of foreign subsidiaries, (e) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (f) any subsidiary that is prohibited by applicable law or contractual obligation from acting as a guarantor or which would require governmental approval to provide a guarantee (unless such approval has been received). As of November 1, 2014, the assets of non-guarantor subsidiaries, primarily NMG Germany GmbH (through which NMG conducts the operations of MyTheresa), aggregated $282.4 million, or 3.1% of consolidated total assets. All obligations under the Senior Secured Term Loan Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Holdings, the Company and the subsidiary guarantors.
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
For a more detailed description of the Senior Secured Term Loan Facility, refer to Note 7 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 2, 2014.

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

For a more detailed description of the Cash Pay Notes, refer to Note 7 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 2, 2014.

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

For a more detailed description of the PIK Toggle Notes, refer to Note 7 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 2, 2014.

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

For a more detailed description of the 2028 Debentures, refer to Note 7 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 2, 2014.

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
Maturities of Long-term Debt.  Annual maturities of long-term debt outstanding at November 1, 2014 during the current and next five fiscal years and thereafter are as follows (in millions):

November 2, 2014 through August 1, 2015	$22.1
2016	29.4
2017	29.4
2018	29.4
2019	259.4
2020	29.4
Thereafter	4,433.5

The previous table does not reflect future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

Interest Expense.  The significant components of interest expense are as follows:

	Thirteen weeks ended
	November 1, 2014	November 2, 2013
(in thousands)	(Successor)	(Predecessor)

Asset-Based Revolving Credit Facility	$230	$75
Senior Secured Term Loan Facility	31,579	3,687
Cash Pay Notes	19,200	2,773
PIK Toggle Notes	13,125	1,896
2028 Debentures	2,227	2,226
Former Asset-Based Revolving Credit Facility	—	477
Former Senior Secured Term Loan Facility	—	22,521
Amortization of debt issue costs	6,131	2,466
Other, net	553	1,334
Capitalized interest	(435)	(140)
Interest expense, net	$72,610	$37,315

We recorded interest expense of $8.4 million during the first quarter of fiscal year 2014 related to debt incurred as a result of the Acquisition.

7.              Derivative Financial Instruments

At November 1, 2014, we had outstanding floating rate debt obligations of $3,150.6 million.  In August 2011, we entered into interest rate cap agreements (at a cost of $5.8 million) for an aggregate notional amount of $1,000.0 million to hedge the variability of our cash flows related to a portion of our floating rate indebtedness.  The interest rate cap agreements cap LIBOR at 2.50% from December 2012 through December 2014 with respect to the $1,000.0 million notional amount of such agreements.  In the event

LIBOR is less than 2.50%, we will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than 2.50%, we will pay interest at the capped rate of 2.50%.

In April 2014, we entered into additional interest rate cap agreements (at a cost of $2.0 million) for an aggregate notional amount of $1,400.0 million to hedge the variability of our cash flows related to a portion of our floating rate indebtedness once the current interest rate cap agreements expire in December 2014. The interest rate cap agreements cap LIBOR at 3.00% from December 2014 through December 2016 with respect to the $1,400.0 million notional amount of such agreements. In the event LIBOR is less than 3.00%, we will pay interest at the lower LIBOR rate. In the event LIBOR is higher than 3.00%, we will pay interest at the capped rate of 3.00%. On November 1, 2014, the fair value of our interest rate caps was $0.5 million.
Gains and losses realized due to the expiration of applicable portions of the interest rate caps are reclassified to interest expense at the time our quarterly interest payments are made.  A summary of the recorded amounts related to our interest rate caps reflected in our Condensed Consolidated Statements of Operations is as follows:

	Thirteen weeks ended
	November 1, 2014	November 2, 2013
(in thousands)	(Successor)	(Predecessor)

Realized hedging losses — included in interest expense, net	$—	$369

8.              Income Taxes

Our effective income tax expense rates for the following periods are as follows:

	Thirteen weeks ended
	November 1, 2014	November 2, 2013
	(Successor)	(Predecessor)

Effective income tax rate	58.7%	152.9%

Our effective income tax rates for the first quarter of fiscal year 2015 and the first quarter of fiscal year 2014 exceeded the federal statutory tax rate due to the non-deductible portion of transaction costs incurred in connection with acquisitions and state income taxes and, with respect to the first quarter of fiscal year 2014, due to the lack of a U.S. tax benefit related to the losses from our investment in a foreign e-commerce retailer.

At November 1, 2014, the gross amount of unrecognized tax benefits was $2.5 million ($1.7 million of which would impact our effective tax rate, if recognized).  We classify interest and penalties as a component of income tax expense and our liability for accrued interest and penalties was $5.2 million at November 1, 2014, $5.1 million at August 2, 2014 and $5.7 million at November 2, 2013.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  The Internal Revenue Service (IRS) is currently auditing our fiscal year 2010, 2011 and 2012 federal income tax returns. With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2010.  We believe our recorded tax liabilities as of November 1, 2014 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

Subsequent to the Acquisition, Parent and its subsidiaries, including the Company, file U.S. federal income taxes as a consolidated group.  The Company has elected to be treated as a corporation for U.S. federal income tax purposes and all operations of Parent are conducted through the Company and its subsidiaries. Income taxes are presented as if the Company and its subsidiaries are separate taxpayers from Parent. There are no differences between the Company's and Parent's current and deferred income taxes.

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
Obligations for our employee benefit plans, included in other long-term liabilities, are as follows:

	November 1, 2014	August 2, 2014	November 2, 2013
(in thousands)	(Successor)	(Successor)	(Successor)

Pension Plan	$197,062	$189,890	$163,090
SERP Plan	109,803	113,787	108,377
Postretirement Plan	10,932	10,945	14,752
	317,797	314,622	286,219
Less: current portion	(5,814)	(6,602)	(5,754)
Long-term portion of benefit obligations	$311,983	$308,020	$280,465

Funding Policy and Plan Status.  Our policy is to fund the Pension Plan at or above the minimum required by law.  In fiscal year 2014, we were not required to make contributions to the Pension Plan. As of November 1, 2014, we do not believe we will be required to make contributions to the Pension Plan for fiscal year 2015.  We will continue to evaluate voluntary contributions to our Pension Plan based upon the unfunded position of the Pension Plan, our available liquidity and other factors.

Cost of Benefits. The components of the expenses we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Thirteen weeks ended
	November 1, 2014	November 2, 2013
(in thousands)	(Successor)	(Predecessor)

Pension Plan:
Interest cost	$6,382	$5,781
Expected return on plan assets	(6,234)	(6,401)
Net amortization of losses	—	1,095
Pension Plan expense	$148	$475

SERP Plan:
Interest cost	$1,126	$1,104
SERP Plan expense	$1,126	$1,104

Postretirement Plan:
Service cost	$3	$5
Interest cost	113	142
Net amortization of prior service cost	—	(321)
Net amortization of losses	(93)	35
Postretirement Plan expense (income)	$23	$(139)

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

Non-Qualified Stock Options.  Pursuant to the terms of the incentive plans, Parent granted 81,607 time-vested non-qualified stock options and 76,385 performance-vested non-qualified stock options to certain executive officers, non-executive officers and non-employee directors of the Company in fiscal year 2014. These non-qualified stock options were granted at an exercise price of $1,000 per share and such options will expire no later than the tenth anniversary of the grant date. In the first quarter of fiscal year 2015, Parent granted 3,113 time-vested non-qualified stock options and 2,890 performance-vested non-qualified stock options to certain executive and non-executive officers of the Company. These non-qualified stock options were granted at an exercise price of $1,074 per share and such options will expire no later than the tenth anniversary of the grant date.  Each grant of non-qualified stock options consists of options to purchase an equal number of shares of Parent’s Class A common stock and Class B common stock.

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

At November 1, 2014, the aggregate number of co-invest, time-vested and performance-vested options held by Retirement Eligible Optionees aggregated 99,910 options and the recorded liability with respect to such options was $17.9 million. We recognize compensation expense, which is included in selling, general and administrative expenses, for stock options on a straight-line basis over the vesting/performance periods. The following table sets forth certain summary information with respect to our stock options for the periods indicated.

	Thirteen weeks ended
	November 1, 2014	November 2, 2013
(in thousands, except number of options and per option price)	(Successor)	(Predecessor)

Stock compensation expense	$2,135	$2,548

Stock option grants:
Number of options granted	6,003	—
Weighted average grant date fair value	$325	$—

Stock option exercises:
Number of options exercised	—	65
Weighted average exercise price	$—	$1,557

11.  Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss by component (amounts are recorded net of related income taxes):

(in thousands)	Unrealized Losses on Financial Instruments	Unfunded Benefit Obligations	Total

Successor:
Balance, August 2, 2014	$(954)	$(16,475)	$(17,429)
Other comprehensive loss	(1,191)	(1,910)	(3,101)
Balance, November 1, 2014	$(2,145)	$(18,385)	$(20,530)

12.       Income from Credit Card Program

We maintain a proprietary credit card program through which credit is extended to customers and have a related marketing and servicing alliance with affiliates of Capital One Financial Corporation (Capital One).  Pursuant to our agreement with Capital One (the Program Agreement), Capital One currently offers credit cards and non-card payment plans under both the “Neiman Marcus” and “Bergdorf Goodman” brand names.  Effective July 1, 2013, we amended and extended the Program Agreement to July 2020 (renewable thereafter for three-year terms), subject to early termination provisions.

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

13.       Other Expenses

Other expenses consists of the following components:

	Thirteen weeks ended
	November 1, 2014	November 2, 2013
(in thousands)	(Successor)	(Predecessor)

Costs incurred in connection with the Acquisition:
Change-in-control cash payments due to Former Sponsors and management	$—	$80,457
Other, primarily professional fees	—	28,942
Total transaction costs	—	109,399
MyTheresa acquisition costs	10,989	—
Costs related to the Cyber-Attack	4,301	—
Equity in loss of foreign e-commerce retailer	—	1,523
Management fee due to Former Sponsors	—	2,823
Other non-recurring expenses	2,324	—
Other expenses	$17,614	$113,745

We discovered in January 2014 that malicious software (malware) was clandestinely installed on our computer systems (the Cyber-Attack). In the first quarter of fiscal year 2015, we incurred investigative, legal and other costs in connection with the Cyber-Attack. We expect to incur additional costs related to the Cyber-Attack in the foreseeable future. Such costs are not currently estimable but could be material to our future operating results.

In the third quarter of fiscal year 2014, we sold our investment in a foreign e-commerce retailer, which was previously accounted for under the equity method, for $35.0 million, which amount equaled the carrying value of our investment.

14.       Commitments and Contingencies

Employment and Consumer Class Actions Litigation.  On April 30, 2010, a Class Action Complaint for Injunction and Equitable Relief was filed against the Company, Newton Holding, LLC, TPG Capital, L.P. and Warburg Pincus LLC in the United States District Court for the Central District of California by Sheila Monjazeb, individually and on behalf of other members of the general public similarly situated. On July 12, 2010, all defendants except for the Company were dismissed without prejudice, and on August 20, 2010, this case was dismissed by Ms. Monjazeb and refiled in the Superior Court of California for San Francisco County. This complaint, along with a similar class action lawsuit originally filed by Bernadette Tanguilig in 2007, alleges that the Company has engaged in various violations of the California Labor Code and Business and Professions Code, including without limitation, by (1) asking employees to work “off the clock,” (2) failing to provide meal and rest breaks to its employees, (3) improperly calculating deductions on paychecks delivered to its employees and (4) failing to provide a chair or allow employees to sit during shifts. The Monjazeb and Tanguilig class actions have been deemed “related” cases and are pending before the same trial court judge.  On October 24, 2011, the court granted the Company’s motion to compel Ms. Monjazeb and Juan Carlos Pinela (a co-plaintiff in the Tanguilig case) to arbitrate their individual claims in accordance with the Company’s Mandatory Arbitration Agreement, foreclosing their ability to pursue a class action in court. However, the court’s order compelling arbitration did not apply to Ms. Tanguilig because she is not bound by the Mandatory Arbitration Agreement.  Further, the court determined that Ms. Tanguilig could not be a class representative of employees who are subject to the Mandatory Arbitration Agreement, thereby limiting the putative class action to those associates who were employed between December 2003 and July 15, 2007 (the effective date of our Mandatory Arbitration Agreement).  Following the court’s order, Ms. Monjazeb and Mr. Pinela filed demands for arbitration with the American Arbitration Association (AAA) seeking to arbitrate not only their individual claims, but also class claims, which the Company asserted violated the class action waiver in the Mandatory Arbitration Agreement. This led to further proceedings in the trial court, a stay of the arbitrations, and a decision by the trial court, on its own motion, to reconsider its order compelling arbitration. The trial court ultimately decided to vacate its order compelling arbitration due to a recent California appellate court decision.  Following this ruling, the Company timely filed two separate appeals, one with respect to Mr. Pinela and one with respect to Ms. Monjazeb, with the Court of Appeal, asserting that the trial court did not have jurisdiction to change its earlier determination of the enforceability of the arbitration agreement. The appeal with respect to Mr. Pinela has been fully briefed and awaits the setting of a date for oral argument. The appeal with respect to Ms. Monjazeb was dismissed since final approval of the class action settlement (as described below) was granted.

Notwithstanding the appeal, the trial court decided to set certain civil penalty claims asserted by Ms. Tanguilig for trial on April 1, 2014. In these claims, Ms. Tanguilig sought civil penalties under the Private Attorneys General Act based on the Company's alleged failure to provide employees with meal periods and rest breaks in compliance with California law. On December 10, 2013, the Company filed a motion to dismiss all of Ms. Tanguilig’s claims, including the civil penalty claims, based on her failure to bring her claims to trial within five years as required by California law. After several hearings, on February 28, 2014, the court dismissed all of Ms. Tanguilig’s claims in the case and vacated the April 1, 2014 trial date. The court has awarded the Company its costs of suit in connection with the defense of Ms. Tanguilig’s claims, but denied its request of an attorneys’ fees award from Ms. Tanguilig. Ms. Tanguilig filed a notice of appeal from the dismissal of all her claims, as well as a second notice of appeal from the award of costs, both of which are pending before the Court of Appeal. Should the Court of Appeal reverse the trial court’s dismissal of all of Ms. Tanguilig’s claims, the litigation will resume, and Ms. Tanguilig will seek class certification of the claims asserted in her Third Amended Complaint. If this occurs, the scope of her class claims will likely be reduced by the class action settlement and release in the Monjazeb case (as described below); however, that settlement does not cover claims asserted by Ms. Tanguilig for alleged Labor Code violations from approximately December 19, 2003 to August 20, 2006 (the beginning of the settlement class period in the Monjazeb case). Briefing on the appeals is underway, but no date has been set for oral argument.

In Ms. Monjazeb's class action, a settlement was reached at a mediation held on January 25, 2014. After several hearings, the trial court granted preliminary approval of the settlement on May 6, 2014 and directed that notice of settlement be given to the settlement class. The deadline for class members to opt out of the settlement was August 11, 2014. The final approval hearing was held on September 18, 2014. The court granted final approval and issued a judgment approving the settlement. The settlement funds have been paid by the Company and have been disbursed by the claims administrator in accordance with the settlement.

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

On December 6, 2013, a third putative class action was filed against the Company in the San Diego Superior Court by a former employee. The case was entitled Marisabella Newton v. Neiman Marcus Group, Inc., et al., and the complaint alleged claims similar to those made in the Monjazeb case. After filing an answer to the complaint in the Newton case and responding to discovery, we reached a settlement of Ms. Newton's individual claims and a dismissal of her class allegations, subject to court approval. The court approved the settlement and dismissed the case on August 25, 2014.

In addition to the foregoing matters, the National Labor Relations Board (NLRB) has been pursuing a complaint alleging that the Mandatory Arbitration Agreement’s class action prohibition violates employees’ rights to engage in concerted activity, which was submitted to an administrative law judge (ALJ) for determination on a stipulated record. Recently, the ALJ issued a recommended decision and order finding that the Company's Arbitration Agreement and class action waiver violated the National Labor Relations Act. The matter has now been transferred to the NLRB for further consideration and decision.

On August 7, 2014, a putative class action complaint was filed against The Neiman Marcus Group LLC in Los Angeles County Superior Court by a customer, Linda Rubenstein, in connection with the Company's Last Call stores in California. Ms. Rubenstein alleges that the Company has violated various California consumer protection statutes by implementing a marketing and pricing strategy that suggests that clothing sold at Last Call stores in California was originally offered for sale at full-line Neiman Marcus stores when allegedly, it was not, and is allegedly of inferior quality to clothing sold at the full-line stores. On September 12, 2014, we removed the case to the United States District Court for the Central District of California. On October 17, 2014, we filed a motion to dismiss the complaint, which was set for hearing on December 1, 2014. On November 12, 2014, plaintiff filed a motion for class certification, which currently is set for hearing on July 20, 2015. On November 18, 2014, the court found our motion to dismiss suitable for disposition without oral argument and vacated the hearing scheduled for December 1, 2014.

We will continue to vigorously defend our interests in the matters described above and continue to evaluate them based on subsequent events, new information and future circumstances. In addition, we are currently involved in various other legal actions and proceedings that arose in the ordinary course of business. With respect to the matters described above as well as all other current outstanding litigation involving us, we believe that any liability arising as a result of such litigation will not have a material adverse effect on our financial position, results of operations or cash flows.

Cyber-Attack Class Actions Litigation. Three class actions relating to the Cyber-Attack were filed in January 2014 and later voluntarily dismissed by the plaintiffs between February and April 2014. The plaintiffs had alleged negligence and other claims in connection with their purchases by payment cards. Melissa Frank v. The Neiman Marcus Group, LLC, et al., was filed in the United States District Court for the Eastern District of New York on January 13, 2014 but was voluntarily dismissed by the plaintiff on

April 15, 2014, without prejudice to her right to re-file a complaint. Donna Clark v. Neiman Marcus Group LTD LLC was filed in the United States District Court for the Northern District of Georgia on January 27, 2014 but was voluntarily dismissed by the plaintiff on March 11, 2014, without prejudice to her right to re-file a complaint. Christina Wong v. The Neiman Marcus Group, LLC, et al., was filed in the United States District Court for the Central District of California on January 29, 2014, but was voluntarily dismissed by the plaintiff on February 10, 2014, without prejudice to her right to re-file a complaint. Three new putative class actions relating to the Cyber-Attack were filed in March and April 2014, also alleging negligence and other claims in connection with plaintiffs’ purchases by payment cards. Two of the cases, Katerina Chau v. Neiman Marcus Group LTD, Inc., filed in the United States District Court for the Southern District of California on March 14, 2014, and Michael Shields v. The Neiman Marcus Group, LLC, filed in the United States District Court for the Southern District of California on April 1, 2014, were voluntarily dismissed, with prejudice as to Chau and without prejudice as to Shields. The third case, Hilary Remijas v. The Neiman Marcus Group, LLC, was filed on March 12, 2014 in the Northern District of Illinois. On June 2, 2014, an amended complaint in the Remijas case was filed, which added three plaintiffs (Debbie Farnoush and Joanne Kao, California residents; and Melissa Frank, a New York resident) and asserted claims for negligence, implied contract, unjust enrichment, violation of various consumer protection statutes, invasion of privacy and violation of state data breach laws. The Company moved to dismiss the Remijas amended complaint on July 2, 2014. On September 16, 2014, the court granted the Company's motion to dismiss the Remijas case on the grounds that the plaintiffs lacked standing due to their failure to demonstrate an actionable injury. On September 25, 2014, plaintiffs appealed the district court's order dismissing the case. The appeal is currently pending in the Seventh Circuit Court of Appeals. Briefing on the appeal is underway, but no date has been set for oral argument.

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

Other.  We had no outstanding irrevocable letters of credit relating to purchase commitments and insurance and other liabilities at November 1, 2014.  We had approximately $3.4 million in surety bonds at November 1, 2014 relating primarily to merchandise imports and state sales tax and utility requirements.

15.  Condensed Consolidating Financial Information

2028 Debentures.  All of NMG’s obligations under the 2028 Debentures are guaranteed by the Company.  The guarantee by the Company is full and unconditional.  The Company’s guarantee of the 2028 Debentures is subject to automatic release if the requirements for legal defeasance or covenant defeasance of the 2028 Debentures are satisfied, or if NMG’s obligations under the indenture governing the 2028 Debentures are discharged.  Currently, the Company’s non-guarantor subsidiaries under the 2028 Debentures consist principally of 1) Bergdorf Goodman, Inc., through which NMG conducts the operations of its Bergdorf Goodman stores, 2) NM Nevada Trust, which holds legal title to certain real property and intangible assets used by NMG in conducting its operations and 3) NMG Germany GmbH, through which NMG conducts the operations of MyTheresa.

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

	November 1, 2014 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$66,120	$15,457	$—	$81,577
Merchandise inventories	—	1,090,010	183,555	—	1,273,565
Other current assets	—	133,596	12,749	—	146,345
Total current assets	—	1,289,726	211,761	—	1,501,487
Property and equipment, net	—	1,293,245	115,899	—	1,409,144
Intangible assets, net	—	672,338	2,931,135	—	3,603,473
Goodwill	—	1,669,364	706,126	—	2,375,490
Other assets	—	153,561	1,770	—	155,331
Investments in subsidiaries	1,429,689	3,765,133	—	(5,194,822)	—
Total assets	$1,429,689	$8,843,367	$3,966,691	$(5,194,822)	$9,044,925
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$331,236	$41,380	$—	$372,616
Accrued liabilities	—	376,310	98,989	—	475,299
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	736,972	140,369	—	877,341
Long-term liabilities:
Long-term debt	—	4,803,218	—	—	4,803,218
Deferred income taxes	—	1,512,485	—	—	1,512,485
Other long-term liabilities	—	361,003	61,189	—	422,192
Total long-term liabilities	—	6,676,706	61,189	—	6,737,895
Total member equity	1,429,689	1,429,689	3,765,133	(5,194,822)	1,429,689
Total liabilities and member equity	$1,429,689	$8,843,367	$3,966,691	$(5,194,822)	$9,044,925

	August 2, 2014 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$195,004	$1,472	$—	$196,476
Merchandise inventories	—	953,936	115,696	—	1,069,632
Other current assets	—	131,894	11,772	—	143,666
Total current assets	—	1,280,834	128,940	—	1,409,774
Property and equipment, net	—	1,275,264	115,002	—	1,390,266
Intangible assets, net	—	708,125	2,944,859	—	3,652,984
Goodwill	—	1,669,364	479,263	—	2,148,627
Other assets	—	158,637	1,438	—	160,075
Investments in subsidiaries	1,432,594	3,560,258	—	(4,992,852)	—
Total assets	$1,432,594	$8,652,482	$3,669,502	$(4,992,852)	$8,761,726
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$343,783	$31,302	$—	$375,085
Accrued liabilities	—	375,640	76,532	—	452,172
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	748,849	107,834	—	856,683
Long-term liabilities:
Long-term debt	—	4,580,521	—	—	4,580,521
Deferred income taxes	—	1,540,076	—	—	1,540,076
Other long-term liabilities	—	350,442	1,410	—	351,852
Total long-term liabilities	—	6,471,039	1,410	—	6,472,449
Total member equity	1,432,594	1,432,594	3,560,258	(4,992,852)	1,432,594
Total liabilities and member equity	$1,432,594	$8,652,482	$3,669,502	$(4,992,852)	$8,761,726

	November 2, 2013 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$77,908	$1,079	$—	$78,987
Merchandise inventories	—	1,124,295	163,804	—	1,288,099
Other current assets	—	185,197	11,455	—	196,652
Total current assets	—	1,387,400	176,338	—	1,563,738
Property and equipment, net	—	1,245,764	116,527	—	1,362,291
Intangible assets, net	—	815,575	2,986,035	—	3,801,610
Goodwill	—	1,669,364	479,263	—	2,148,627
Other assets	—	149,696	39,704	—	189,400
Investments in subsidiaries	1,583,256	3,686,224	—	(5,269,480)	—
Total assets	$1,583,256	$8,954,023	$3,797,867	$(5,269,480)	$9,065,666
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$319,585	$34,548	$—	$354,133
Accrued liabilities	—	372,418	75,676	—	448,094
Current portion of long-term debt	—	29,500	—	—	29,500
Total current liabilities	—	721,503	110,224	—	831,727
Long-term liabilities:
Long-term debt	—	4,727,375	—	—	4,727,375
Deferred income taxes	—	1,611,068	—	—	1,611,068
Other long-term liabilities	—	310,821	1,419	—	312,240
Total long-term liabilities	—	6,649,264	1,419	—	6,650,683
Total member equity	1,583,256	1,583,256	3,686,224	(5,269,480)	1,583,256
Total liabilities and member equity	$1,583,256	$8,954,023	$3,797,867	$(5,269,480)	$9,065,666

	Thirteen weeks ended November 1, 2014 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$970,415	$216,077	$—	$1,186,492
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	603,290	125,203	—	728,493
Selling, general and administrative expenses (excluding depreciation)	—	248,754	39,650	—	288,404
Income from credit card program	—	(12,740)	(1,383)	—	(14,123)
Depreciation expense	—	39,398	4,110	—	43,508
Amortization of intangible assets and favorable lease commitments	—	35,786	13,725	—	49,511
Other expenses	—	17,614	—	—	17,614
Operating earnings	—	38,313	34,772	—	73,085
Interest expense, net	—	72,610	—	—	72,610
Intercompany royalty charges (income)	—	35,295	(35,295)	—	—
Equity in (earnings) loss of subsidiaries	(196)	(70,067)	—	70,263	—
Earnings (loss) before income taxes	196	475	70,067	(70,263)	475
Income tax expense	—	279	—	—	279
Net earnings (loss)	$196	$196	$70,067	$(70,263)	$196
Total other comprehensive (loss) earnings, net of tax	(3,101)	(3,101)	—	3,101	(3,101)
Total comprehensive (loss) earnings	$(2,905)	$(2,905)	$70,067	$(67,162)	$(2,905)

	Thirteen weeks ended November 2, 2013 (Predecessor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$926,436	$202,702	$—	$1,129,138
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	568,665	116,743	—	685,408
Selling, general and administrative expenses (excluding depreciation)	—	230,090	36,453	—	266,543
Income from credit card program	—	(13,271)	(1,382)	—	(14,653)
Depreciation expense	—	31,057	3,182	—	34,239
Amortization of intangible assets and favorable lease commitments	—	8,773	2,947	—	11,720
Other expenses	—	112,222	1,523	—	113,745
Operating (loss) earnings	—	(11,100)	43,236	—	32,136
Interest expense, net	—	37,315	—	—	37,315
Intercompany royalty charges (income)	—	32,907	(32,907)	—	—
Equity in loss (earnings) of subsidiaries	13,098	(76,143)	—	63,045	—
(Loss) earnings before income taxes	(13,098)	(5,179)	76,143	(63,045)	(5,179)
Income tax expense	—	7,919	—	—	7,919
Net (loss) earnings	$(13,098)	$(13,098)	$76,143	$(63,045)	$(13,098)
Total other comprehensive earnings (loss), net of tax	1,324	1,324	—	(1,324)	1,324
Total comprehensive (loss) earnings	$(11,774)	$(11,774)	$76,143	$(64,369)	$(11,774)

	Thirteen weeks ended November 1, 2014 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$196	$196	$70,067	$(70,263)	$196
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	81,315	17,835	—	99,150
Deferred income taxes	—	(25,596)	—	—	(25,596)
Other	—	3,518	21	—	3,539
Intercompany royalty income payable (receivable)	—	35,295	(35,295)	—	—
Equity in (earnings) loss of subsidiaries	(196)	(70,067)	—	70,263	—
Changes in operating assets and liabilities, net	—	(322,577)	146,064	—	(176,513)
Net cash (used for) provided by operating activities	—	(297,916)	198,692	—	(99,224)
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(53,381)	(2,980)	—	(56,361)
Acquisition of e-commerce retailer	—	—	(181,727)	—	(181,727)
Net cash used for investing activities	—	(53,381)	(184,707)	—	(238,088)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Asset-Based Revolving Credit Facility	—	230,000	—	—	230,000
Repayment of borrowings under Senior Secured Term Loan Facility	—	(7,357)	—	—	(7,357)
Debt issuance costs paid	—	(230)	—	—	(230)
Net cash provided by financing activities	—	222,413	—	—	222,413
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(128,884)	13,985	—	(114,899)
Beginning balance	—	195,004	1,472	—	196,476
Ending balance	$—	$66,120	$15,457	$—	$81,577

	Thirteen weeks ended November 2, 2013 (Predecessor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net (loss) earnings	$(13,098)	$(13,098)	$76,143	$(63,045)	$(13,098)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expense	—	42,296	6,129	—	48,425
Equity in loss of foreign e-commerce retailer	—	—	1,523	—	1,523
Deferred income taxes	—	(6,326)	—	—	(6,326)
Other	—	5,068	(66)	—	5,002
Intercompany royalty income payable (receivable)	—	32,907	(32,907)	—	—
Equity in loss (earnings) of subsidiaries	13,098	(76,143)	—	63,045	—
Changes in operating assets and liabilities, net	—	21,469	(44,684)	—	(23,215)
Net cash provided by operating activities	—	6,173	6,138	—	12,311
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(30,051)	(5,908)	—	(35,959)
Net cash used for investing activities	—	(30,051)	(5,908)	—	(35,959)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Former Asset-Based Revolving Credit Facility	—	130,000	—	—	130,000
Repayment of borrowings	—	(126,904)	—	—	(126,904)
Net cash provided by financing activities	—	3,096	—	—	3,096
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(20,782)	230	—	(20,552)
Beginning balance	—	135,827	849	—	136,676
Ending balance	$—	$115,045	$1,079	$—	$116,124

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended August 2, 2014.  Unless otherwise specified, the meanings of all defined terms in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) are consistent with the meanings of such terms as defined in the Notes to Condensed Consolidated Financial Statements.  This discussion contains forward-looking statements.  Please see “Other Matters — Factors That May Affect Future Results” for a discussion of the risks, uncertainties and assumptions relating to our forward-looking statements.

Business Overview

We are a luxury, multi-branded, omni-channel fashion retailer conducting integrated store and online operations principally under the Neiman Marcus and Bergdorf Goodman brand names.

The Company is a subsidiary of NM Mariposa Holdings, Inc., a Delaware corporation (Parent), which is owned by private investment funds affiliated with Ares Management, L.P. (Ares) and Canada Pension Plan Investment Board (CPPIB, and together with Ares, the Sponsors) and certain co-investors.  The Company’s operations are conducted through its wholly owned subsidiary, The Neiman Marcus Group LLC (NMG).  The Sponsors acquired the Company in a leveraged transaction on October 25, 2013 (the Acquisition).  Prior to the Acquisition, we were owned by Newton Holding, LLC, which was controlled by investment funds affiliated with TPG Global, LLC (together with its affiliates, TPG) and Warburg Pincus LLC (together with TPG, the Former Sponsors).  The accompanying unaudited Condensed Consolidated Financial Statements are presented as “Predecessor” or “Successor” to indicate whether they relate to the period preceding the Acquisition or the period succeeding the Acquisition, respectively.  The Acquisition and the allocation of the purchase price were recorded for accounting purposes as of November 2, 2013, the end of our first quarter of fiscal year 2014.

We believe that our customers have allocated a higher portion of their luxury spending to online retailing in recent years and that our customers' expectations of a seamless shopping experience across our in-store and online channels have increased, and we expect these trends to continue for the foreseeable future. As a result, we have made investments and redesigned processes to integrate our shopping experience across channels so that it is consistent with our customers' shopping preferences and expectations. In particular, we have invested and continue to invest in technology and systems that further our omni-channel selling capabilities, and in fiscal year 2014, we realigned the management and merchandising responsibilities for our Neiman Marcus brand on an omni-channel basis. With the acceleration of omni-channel retailing and our past and ongoing investments in omni-channel initiatives, we believe the growth in our total comparable revenues and operating results are the best measures of our ongoing performance. As a result, effective with the first quarter of fiscal year 2015, we now view and report our specialty retail stores and online operation as a single, omni-channel reporting segment.

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  All references to the first quarter of fiscal year 2015 relate to the thirteen weeks ended November 1, 2014 of the Successor.  All references to the first quarter of fiscal year 2014 relate to the thirteen weeks ended November 2, 2013 of the Predecessor.

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

Fiscal Year 2015 Summary

A summary of our operating results is as follows:

•
Revenues - Our revenues for the first quarter of fiscal year 2015 were $1,186.5 million, an increase of 5.1% compared to the first quarter of fiscal year 2014. In the first quarter of fiscal year 2015, revenues generated by our online operation aggregated $264.3 million, a comparable increase of 14.3% from the first quarter of the prior year.

•
Cost of goods sold including buying and occupancy costs (excluding depreciation) (COGS) - Compared to the prior year, COGS increased in the first quarter of fiscal year 2015 by 0.7% of revenues. The increase in COGS in the first quarter of fiscal year 2015 is primarily attributable to 1) higher delivery and processing net costs and 2) higher buying and occupancy costs.

At November 1, 2014, on-hand inventories totaled $1,273.6 million, a 1.1% decrease from November 2, 2013.  At November 1, 2014, the carrying value of our on-hand inventories included inventories acquired in connection with the October 2014 acquisition of MyTheresa. At November 2, 2013, the carrying value of our on-hand inventories included purchase accounting adjustments of $129.6 million to state our inventories at fair value as of the Acquisition date. Excluding acquired inventories and purchase accounting adjustments, on-hand inventories at November 1, 2014 increased by 7.0% from the prior year. Based on our current inventory position, we will continue to closely monitor and align our inventory levels and purchases with anticipated customer demand.

•
Selling, general and administrative expenses (excluding depreciation) (SG&A) - SG&A increased by 0.7% of revenues compared to the first quarter of fiscal year 2014.  The higher levels of SG&A expenses, as a percentage of revenues, primarily reflect 1) higher planned investments and initiatives costs as a result of our ongoing investments in our omni-channel and other corporate initiatives and pre-opening costs incurred in connection with the opening of three small format stores in the first quarter of fiscal year 2015, 2) higher selling costs driven in part by the expansion of our small format stores and 3) higher current incentive compensation costs.

Liquidity - Net cash used for our operating activities was $99.2 million in the first quarter of fiscal year 2015 compared to $102.3 million in the first quarter of fiscal year 2014.  We held cash balances of $81.6 million at November 1, 2014 compared to $79.0 million at November 2, 2013.  At November 1, 2014, we had $230.0 million of borrowings outstanding under the Asset-Based Revolving Credit Facility, no outstanding letters of credit and $580.0 million of unused borrowing availability.

MyTheresa acquisition - In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. The operations of MyTheresa are primarily conducted through the MyTheresa.com global luxury website. As of the time of the acquisition, the annual revenues of MyTheresa were approximately $130 million. The purchase price paid to acquire MyTheresa, net of cash acquired, was $181.7 million, which was financed through a combination of cash and debt. In addition, the MyTheresa purchase agreement contains contingent earn-out payments of up to €27.5 million per year for operating performance for each of calendar years 2015 and 2016. At November 1, 2014, the preliminary estimated fair value of the earn-out obligations was $59.8 million, which is included in other long-term liabilities.

Outlook - Economic conditions continue to improve and we believe will continue to be impacted by a number of factors, including the rate of economic growth, changes and the volatility in the capital markets, changes in the housing market, unemployment levels, uncertainty regarding governmental spending and tax policies and overall consumer confidence. As a result, we intend to operate our business in a way that balances these economic conditions and current business trends with our long-term initiatives and growth strategies.

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net revenues for the periods indicated.

	Thirteen weeks ended
	November 1, 2014	November 2, 2013
	(Successor)	(Predecessor)

Revenues	100.0%	100.0%
Cost of goods sold including buying and occupancy costs (excluding depreciation)	61.4	60.7
Selling, general and administrative expenses (excluding depreciation)	24.3	23.6
Income from credit card program	(1.2)	(1.3)
Depreciation expense	3.7	3.0
Amortization of intangible assets	3.0	0.6
Amortization of favorable lease commitments	1.1	0.4
Other expenses	1.5	10.1
Operating earnings	6.2	2.8
Interest expense, net	6.1	3.3
Earnings (loss) before income taxes	0.0	(0.5)
Income tax expense	0.0	0.7
Net earnings (loss)	0.0%	(1.2)%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

	Thirteen weeks ended
	November 1, 2014	November 2, 2013
(in millions, except sales per square foot and store count)	(Successor)	(Predecessor)

CHANGE IN COMPARABLE REVENUES (1)
Total revenues	5.5%	5.7%
Online revenues	14.3%	10.4%

SALES PER SQUARE FOOT (2)	$145	$138

STORE COUNT
Neiman Marcus and Bergdorf Goodman full-line stores
open during the period	43	43
Last Call stores:
Open at beginning of period	38	36
Opened during the period	3	—
Open at end of period	41	36

NON-GAAP FINANCIAL MEASURES
EBITDA (3)	$166.1	$78.1
Adjusted EBITDA (3)	$185.9	$193.2

(1)
Comparable revenues include 1) revenues derived from our retail stores open for more than fifty-two weeks, including stores that have been relocated or expanded and 2) revenues from our online operation.  Comparable revenues exclude revenues of 1) closed stores and 2) designer websites created and operated pursuant to contractual arrangements with certain designer brands that had expired by the first quarter of fiscal year 2015.

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

(3)
For an explanation of EBITDA and Adjusted EBITDA as measures of our operating performance and a reconciliation to net earnings (loss), see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measure — EBITDA and Adjusted EBITDA.”

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise.  These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor.  Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise.  These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold.  We received vendor allowances of $6.0 million, or 0.5% of revenues, in the first quarter of fiscal year 2015 and $5.0 million, or 0.5% of revenues, in the first quarter of fiscal year 2014.  The amounts of vendor allowances we receive fluctuate based on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during the first quarter of fiscal year 2015 and 2014.

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

Advertising costs consist primarily of 1) online marketing costs, 2) advertising costs incurred related to the production of the photographic content for our websites and 3) costs incurred related to the production, printing and distribution of our print catalogs and other promotional materials mailed to our customers.  We receive advertising allowances from certain of our merchandise vendors.  Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media.  Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned.  Advertising allowances aggregated approximately $20.8 million, or 1.8% of revenues, in the first quarter of fiscal year 2015 and $20.0 million, or 1.8% of revenues, in the first quarter of fiscal year 2014.

We also receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendor’s merchandise.  These allowances are netted against the related compensation expense that we incur.  Amounts received from vendors related to compensation programs were $19.8 million, or 1.7% of revenues, in the first quarter of fiscal year 2015 and $18.5 million, or 1.6% of revenues, in the first quarter of fiscal year 2014.

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

Thirteen Weeks Ended November 1, 2014 Compared to Thirteen Weeks Ended November 2, 2013

Revenues.  Our revenues for the first quarter of fiscal year 2015 of $1,186.5 million increased by $57.4 million, or 5.1%, from $1,129.1 million in the first quarter of fiscal year 2014. Comparable revenues for the first quarter of fiscal year 2015 were $1,181.1 million compared to $1,119.7 million in the first quarter of fiscal year 2014, representing an increase of 5.5%.  New stores generated revenues of $4.3 million in the first quarter of fiscal year 2015. In addition, revenues generated by our online operation aggregated $264.3 million, a comparable increase of 14.3% from the first quarter of the prior year.

Cost of goods sold including buying and occupancy costs (excluding depreciation). COGS for the first quarter of fiscal year 2015 were 61.4% of revenues compared to 60.7% of revenues for the first quarter of fiscal year 2014. The increase in COGS by 0.7% of revenues in the first quarter of fiscal year 2015 was primarily due to:

•
higher delivery and processing net costs of approximately 0.4% of revenues due to the free shipping/free returns policy we implemented on October 1, 2013 for our Neiman Marcus and Bergdorf Goodman brands; and

•
higher buying and occupancy costs of approximately 0.2% of revenues as a result of 1) non-cash purchase accounting adjustments to increase our lease rentals to estimated market rates at the Acquisition date and 2) higher rental rates incurred in connection with the expansion of our small format stores.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses as a percentage of revenues increased to 24.3% of revenues in the first quarter of fiscal year 2015 compared to 23.6% of revenues in the prior year fiscal period.  The net increase in SG&A expenses by 0.7% of revenues in the first quarter of fiscal year 2015 was primarily due to:

•
higher planned investments and initiatives costs of approximately 0.3% of revenues associated with our ongoing investments in our omni-channel and other corporate initiatives and pre-opening costs incurred in connection with the opening of three small format stores in the first quarter of fiscal year 2015;

•	higher selling costs of approximately 0.2% of revenues driven in part by the expansion of our small format stores; and

•	higher current incentive compensation costs of approximately 0.1% of revenues.
Income from credit card program.  Income from our credit card program was $14.1 million, or 1.2% of revenues, in the first quarter of fiscal year 2015 compared to $14.7 million, or 1.3% of revenues, in the first quarter of fiscal year 2014.

Depreciation and amortization expenses.  Depreciation expense was $43.5 million, or 3.7% of revenues, in the first quarter of fiscal year 2015 compared to $34.2 million, or 3.0% of revenues, in the first quarter of fiscal year 2014. Amortization of intangible assets (primarily customer lists and favorable lease commitments) aggregated $49.5 million, or 4.2% of revenues, in the first quarter of fiscal year 2015 compared to $11.7 million, or 1.0% of revenues, in the first quarter of fiscal year 2014. The increases in depreciation and amortization expenses by 3.9% of revenues in the first quarter of fiscal year 2015 were due to higher asset values attributable to fair value adjustments to our assets recorded in connection with the purchase price allocation to reflect the Acquisition.

Other expenses.  Other expenses for the first quarter of fiscal year 2015 aggregated $17.6 million, or 1.5% of revenues, compared to $113.7 million, or 10.1% of revenues, in the first quarter of fiscal year 2014.  Other expenses in the first quarter of fiscal year 2015 include 1) costs incurred in connection with the MyTheresa acquisition and 2) investigative, legal and other costs incurred in connection with the criminal cyber-attack on our systems (the Cyber-Attack). We expect to incur additional costs related to the Cyber-Attack in the foreseeable future. Such costs are not currently estimable but could be material to our future operating results. Other expenses in the first quarter of fiscal year 2014 consisted primarily of $109.4 million in transaction costs related to the Acquisition.

Operating earnings.  In the first quarter of fiscal year 2015, we generated operating earnings of $73.1 million, or 6.2% of revenues, compared to $32.1 million, or 2.8% of revenues, in the first quarter of fiscal year 2014.

Interest expense.  Net interest expense was $72.6 million, or 6.1% of revenues, in the first quarter of fiscal year 2015 and $37.3 million, or 3.3% of revenues, for the prior year fiscal period, reflecting the higher level of indebtedness incurred in connection with the Acquisition. The significant components of interest expense are as follows:

	Thirteen weeks ended
	November 1, 2014	November 2, 2013
(in thousands)	(Successor)	(Predecessor)

Asset-Based Revolving Credit Facility	$230	$75
Senior Secured Term Loan Facility	31,579	3,687
Cash Pay Notes	19,200	2,773
PIK Toggle Notes	13,125	1,896
2028 Debentures	2,227	2,226
Former Asset-Based Revolving Credit Facility	—	477
Former Senior Secured Term Loan Facility	—	22,521
Amortization of debt issue costs	6,131	2,466
Other, net	553	1,334
Capitalized interest	(435)	(140)
Interest expense, net	$72,610	$37,315

Income tax (benefit) expense.  Our effective income tax rate was 58.7% for the first quarter of fiscal year 2015 and 152.9% on the loss for the first quarter of fiscal year 2014. Our effective income tax rates exceeded the federal statutory tax rate primarily due to:

•	non-deductible portion of transaction costs incurred in connection with acquisitions;

•	state income taxes; and

•	with respect to the first quarter of fiscal year 2014, the lack of a U.S. tax benefit related to the losses from our investment in a foreign e-commerce retailer.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  The Internal Revenue Service (IRS) is currently auditing our fiscal year 2010, 2011 and 2012 federal income tax returns.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2010.  We believe our recorded tax liabilities as of November 1, 2014 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

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

The non-GAAP measures of EBITDA and Adjusted EBITDA contain some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the credit agreements and indentures governing our Senior Secured Credit Facilities, the Cash Pay Notes and the PIK Toggle Notes, as applicable.  EBITDA and Adjusted EBITDA should not be considered as alternatives to operating earnings or net earnings (loss) as measures of operating performance.  In addition, EBITDA and Adjusted EBITDA are not prepared in accordance with, and should not be considered as alternatives to, cash flows as measures of liquidity. EBITDA and Adjusted EBITDA have important limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.  For example, EBITDA and Adjusted EBITDA:

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

The following table reconciles net earnings (loss) as reflected in our Condensed Consolidated Statements of Operations prepared in accordance with GAAP to EBITDA and Adjusted EBITDA (figures may not sum due to rounding):

	Thirteen weeks ended
	November 1, 2014	November 2, 2013
(dollars in millions)	(Successor)	(Predecessor)

Net earnings (loss)	$0.2	$(13.1)
Income tax expense	0.3	7.9
Interest expense, net	72.6	37.3
Depreciation expense	43.5	34.2
Amortization of intangible assets and favorable lease commitments	49.5	11.7
EBITDA	$166.1	$78.1
EBITDA as a percentage of revenues	14.0%	6.9%
Other expenses	17.6	113.7
Non-cash stock-based compensation expense	2.1	2.5
Advisory fees and other	—	(1.1)
Adjusted EBITDA	$185.9	$193.2
Adjusted EBITDA as a percentage of revenues	15.7%	17.1%

Adjusted EBITDA as a percentage of revenues decreased by 1.4% of revenues in the first quarter of fiscal year 2015 compared to the first quarter of fiscal year 2014. This decrease was driven by:

•	an increase in COGS, primarily driven by higher delivery and processing net costs and higher buying and occupancy costs; and

•	an increase in SG&A expenses, primarily driven by higher planned investments and initiatives costs, higher selling costs and higher current incentive compensation costs.

LIQUIDITY AND CAPITAL RESOURCES

Our cash requirements consist principally of:

•	the funding of our merchandise purchases;

•	debt service requirements;

•	capital expenditures for expansion and growth strategies, including new store construction, store renovations and upgrades of our management information systems;

•	income tax payments; and

•	obligations related to our defined benefit pension plan (Pension Plan).

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

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of inventories.  We have typically financed our cash requirements with available cash balances, cash flows from operations and, if necessary, with cash provided from borrowings under our Asset-Based Revolving Credit Facility.  We have $230.0 million of outstanding borrowings under our Asset-Based Revolving Credit Facility at November 1, 2014.

We believe that operating cash flows, cash balances, available vendor payment terms and amounts available pursuant to the Asset-Based Revolving Credit Facility will be sufficient to fund our cash requirements through the remainder of fiscal year 2015, including merchandise purchases, anticipated capital expenditure requirements, debt service requirements, income tax payments and obligations related to our Pension Plan.

Cash used for our operating activities was $99.2 million in the first quarter of fiscal year 2015 compared to $102.3 million in the first quarter of fiscal year 2014.  We held cash balances of $81.6 million at November 1, 2014 compared to $79.0 million at November 2, 2013.

Net cash used for investing activities was $238.1 million in the first quarter of fiscal year 2015 and $3,424.5 million in the first quarter of fiscal year 2014.  In the first quarter of fiscal year 2015, net cash used for investing activities includes cash payments of $181.7 million incurred in connection with the MyTheresa acquisition. In the first quarter of fiscal year 2014, net cash used for investing activities consisted primarily of payments made in connection with the Acquisition.  Currently, we project gross capital expenditures for fiscal year 2015 to be approximately $300 to $320 million.  Net of developer contributions, capital expenditures for fiscal year 2015 are projected to be approximately $265 to $285 million.

Net cash provided by financing activities was $222.4 million in the first quarter of fiscal year 2015 comprised primarily of borrowings under our Asset-Based Revolving Credit Facility to fund the MyTheresa acquisition and seasonal working capital requirements. Net cash provided by financing activities was $3,469.1 million in the first quarter of fiscal year 2014 comprised of the proceeds from net increases in debt incurred in connection with the Acquisition and cash equity contributions received in connection with the Acquisition.

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

Financing Structure at November 1, 2014

Our major sources of funds are comprised of vendor payment terms, the $900.0 million Asset-Based Revolving Credit Facility, the $2,920.6 million Senior Secured Term Loan Facility, $960.0 million Cash Pay Notes, $600.0 million PIK Toggle Notes, $125.0 million 2028 Debentures and operating leases, each as described in more detail below.

Asset-Based Revolving Credit Facility.  At November 1, 2014, the Asset-Based Revolving Credit Facility provided for a maximum committed borrowing capacity of $900.0 million.  The Asset-Based Revolving Credit Facility matures on October 25, 2018.  On November 1, 2014, we had $230.0 million of borrowings outstanding under this facility, no outstanding letters of credit and $580.0 million of unused borrowing availability.

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

The weighted average interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 1.44% at November 1, 2014.

See Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I — Item 1 for a further description of the terms of the Asset-Based Revolving Credit Facility.

Senior Secured Term Loan Facility.  At November 1, 2014, the outstanding balance under the Senior Secured Term Loan Facility was $2,920.6 million.  The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

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

The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.25% at November 1, 2014.

See Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 for a further description of the terms of the Senior Secured Term Loan Facility.

Cash Pay Notes.  We have outstanding $960.0 million aggregate principal amount of 8.00% Cash Pay Notes. Our Cash Pay Notes mature on October 15, 2021.

See Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 for a further description of the terms of the Cash Pay Notes.

PIK Toggle Notes.  We have outstanding $600.0 million aggregate principal amount of 8.75%/9.50% PIK Toggle Notes. Our PIK Toggle Notes mature on October 15, 2021.

See Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 for a further description of the terms of the PIK Toggle Notes.

2028 Debentures.  We have outstanding $125.0 million aggregate principal amount of 7.125% 2028 Debentures.  Our 2028 Debentures mature on June 1, 2028.

See Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 for a further description of the terms of the 2028 Debentures.

Interest Rate Caps.  At November 1, 2014, we had outstanding floating rate debt obligations of $3,150.6 million.  We have entered into interest rate cap agreements which cap LIBOR at 2.50% for an aggregate notional amount of $1,000.0 million from December 2012 through December 2014 and at 3.00% for an aggregate notional amount of $1,400.0 million from December 2014 through December 2016 to hedge the variability of our cash flows related to a portion of our floating rate indebtedness.  In the event LIBOR is less than the capped rate, we will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than the capped rate, we will pay interest at the capped rate.

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

•
other risks, uncertainties and factors set forth in Part I — Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 2, 2014 as filed with the Securities and Exchange Commission on September 25, 2014.

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

A complete description of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended August 2, 2014.

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (FASB) issued guidance to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance is effective for us as of the first quarter of fiscal year 2018 using one of two retrospective application methods. We are currently evaluating the application method and the impact of adopting this new accounting guidance on our Condensed Consolidated Financial Statements.

We do not expect that any other recently issued accounting pronouncements will have a material impact on our financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We discussed our market risk in Part II — Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended August 2, 2014 as filed with the Securities and Exchange Commission on September 25, 2014.  There have been no material changes to this risk since that time.

ITEM 4.  CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of November 1, 2014, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis and within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b. Changes in Internal Control over Financial Reporting.

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems.  No change occurred in our internal controls over financial reporting during the quarter ended November 1, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

The information contained under the subheadings "Employment and Consumer Class Actions Litigation" and “Cyber-Attack Class Actions Litigation” in Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 is incorporated herein by reference as if fully restated herein.  Note 14 contains forward-looking statements that are subject to the risks and uncertainties discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters — Factors That May Affect Future Results.”

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors described in 1) Part I — Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 2, 2014 as filed with the Securities and Exchange Commission on September 25, 2014. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

10.1
First Incremental Amendment to Revolving Credit Agreement, dated October 1, 2014, among Neiman Marcus Group LTD LLC as Borrower, Mariposa Intermediate Holdings LLC, the co-borrowers and subsidiary loan parties party thereto, each of the banks and other financial institutions party thereto as lenders and Deutsche Bank AG New York Branch, as administrative agent and collateral agent.

Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 16, 2014.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NEIMAN MARCUS GROUP LTD LLC
(Registrant)

Signature	Title	Date

/s/ T. Dale Stapleton	Senior Vice President	December 8, 2014
T. Dale Stapleton	and Chief Accounting Officer
(on behalf of the registrant and
as principal accounting officer)