Form 10-Q
period 2015-01-31
Neiman Marcus Group LTD LLC
filed 2015-03-10
CIK 1358651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2015

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

NEIMAN MARCUS GROUP LTD LLC

INDEX

		Page
Part I.	Financial Information

Item 1.	Condensed Consolidated Balance Sheets as of January 31, 2015, August 2, 2014 and February 1, 2014	1

	Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended January 31, 2015 and February 1, 2014	2

	Condensed Consolidated Statements of Operations for the Twenty-six Weeks Ended January 31, 2015, Thirteen Weeks Ended February 1, 2014 and Thirteen Weeks Ended November 2, 2013 (Predecessor)	3

	Condensed Consolidated Statements of Comprehensive Earnings (Loss) for the Thirteen Weeks Ended January 31, 2015 and February 1, 2014	4

	Condensed Consolidated Statements of Comprehensive Earnings (Loss) for the Twenty-six Weeks Ended January 31, 2015, Thirteen Weeks Ended February 1, 2014 and Thirteen Weeks Ended November 2, 2013 (Predecessor)	5

	Condensed Consolidated Statements of Cash Flows for the Twenty-six Weeks Ended January 31, 2015, the Acquisition and Thirteen Weeks Ended February 1, 2014 and Thirteen Weeks Ended November 2, 2013 (Predecessor)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	48

Item 4.	Controls and Procedures	48

Part II.	Other Information

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Mine Safety Disclosures	49

Item 5.	Other Information	49

Item 6.	Exhibits	50

Signature		51

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	January 31, 2015	August 2, 2014	February 1, 2014
(in thousands, except units)	(Successor)	(Successor)	(Successor)
ASSETS
Current assets:
Cash and cash equivalents	$127,102	$196,476	$147,208
Merchandise inventories	1,111,680	1,069,632	1,039,143
Deferred income taxes	38,055	39,049	15,493
Other current assets	114,722	104,617	152,341
Total current assets	1,391,559	1,409,774	1,354,185

Property and equipment, net	1,425,177	1,390,266	1,358,167
Intangible assets, net	3,665,147	3,652,984	3,752,068
Goodwill	2,282,598	2,148,627	2,148,627
Other assets	146,547	160,075	183,436
Total assets	$8,911,028	$8,761,726	$8,796,483

LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$307,180	$375,085	$292,329
Accrued liabilities	490,333	452,172	466,521
Current portion of long-term debt	29,426	29,426	29,500
Total current liabilities	826,939	856,683	788,350

Long-term liabilities:
Long-term debt	4,690,915	4,580,521	4,595,053
Deferred income taxes	1,519,357	1,540,076	1,599,058
Other long-term liabilities	424,088	351,852	315,074
Total long-term liabilities	6,634,360	6,472,449	6,509,185

Membership unit (1 unit issued and outstanding at January 31, 2015, August 2, 2014 and February 1, 2014)	—	—	—
Member capital	1,584,106	1,584,106	1,583,256
Accumulated other comprehensive loss	(28,305)	(17,429)	(285)
Accumulated deficit	(106,072)	(134,083)	(84,023)
Total member equity	1,449,729	1,432,594	1,498,948
Total liabilities and member equity	$8,911,028	$8,761,726	$8,796,483

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Thirteen weeks ended
	January 31, 2015	February 1, 2014
(in thousands)	(Successor)	(Successor)

Revenues	$1,521,824	$1,432,793
Cost of goods sold including buying and occupancy costs (excluding depreciation)	1,019,125	1,052,924
Selling, general and administrative expenses (excluding depreciation)	322,661	304,565
Income from credit card program	(14,730)	(15,229)
Depreciation expense	45,012	36,692
Amortization of intangible assets	14,712	36,017
Amortization of favorable lease commitments	13,541	13,525
Other expenses	2,708	65,590

Operating earnings (loss)	118,795	(61,291)

Interest expense, net	72,465	77,859

Earnings (loss) before income taxes	46,330	(139,150)

Income tax expense (benefit)	18,515	(55,127)

Net earnings (loss)	$27,815	$(84,023)

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Twenty-six weeks ended	Thirteen weeks ended	Thirteen weeks ended
	January 31, 2015	February 1, 2014	November 2, 2013
(in thousands)	(Successor)	(Successor)	(Predecessor)

Revenues	$2,708,316	$1,432,793	$1,129,138
Cost of goods sold including buying and occupancy costs (excluding depreciation)	1,747,519	1,052,924	685,408
Selling, general and administrative expenses (excluding depreciation)	608,977	304,565	266,388
Income from credit card program	(28,853)	(15,229)	(14,653)
Depreciation expense	88,520	36,692	34,239
Amortization of intangible assets	50,729	36,017	7,251
Amortization of favorable lease commitments	27,035	13,525	4,469
Other expenses	22,509	65,590	113,900

Operating earnings (loss)	191,880	(61,291)	32,136

Interest expense, net	145,075	77,859	37,315

Earnings (loss) before income taxes	46,805	(139,150)	(5,179)

Income tax expense (benefit)	18,794	(55,127)	7,919

Net earnings (loss)	$28,011	$(84,023)	$(13,098)

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(UNAUDITED)

	Thirteen weeks ended
	January 31, 2015	February 1, 2014
(in thousands)	(Successor)	(Successor)

Net earnings (loss)	$27,815	$(84,023)

Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(5,977)	—
Change in unrealized loss on financial instruments, net of tax	(1,741)	(285)
Change in unrealized loss on unfunded benefit obligations, net of tax	(57)	—
Total other comprehensive loss	(7,775)	(285)

Total comprehensive earnings (loss)	$20,040	$(84,308)

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(UNAUDITED)

	Twenty-six weeks ended	Thirteen weeks ended	Thirteen weeks ended
	January 31, 2015	February 1, 2014	November 2, 2013
(in thousands)	(Successor)	(Successor)	(Predecessor)

Net earnings (loss)	$28,011	$(84,023)	$(13,098)

Other comprehensive (loss) earnings:
Foreign currency translation adjustments, net of tax	(5,977)	—	—
Change in unrealized loss on financial instruments, net of tax	(2,932)	(285)	610
Reclassification of realized loss on financial instruments to earnings, net of tax	—	—	224
Change in unrealized loss on unfunded benefit obligations, net of tax	(1,967)	—	490
Total other comprehensive (loss) earnings	(10,876)	(285)	1,324

Total comprehensive earnings (loss)	$17,135	$(84,308)	$(11,774)

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Twenty-six weeks ended	Acquisition and Thirteen weeks ended	Thirteen weeks ended
	January 31, 2015	February 1, 2014	November 2, 2013
(in thousands)	(Successor)	(Successor)	(Predecessor)
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$28,011	$(84,023)	$(13,098)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	178,558	91,379	48,425
Deferred income taxes	(43,595)	(60,907)	(6,326)
Non-cash charges related to acquisitions	5,027	114,420	—
Other	7,119	3,582	6,525
	175,120	64,451	35,526
Changes in operating assets and liabilities, excluding net assets acquired:
Merchandise inventories	(2,559)	149,963	(142,417)
Other current assets	(5,717)	41,344	12,111
Other assets	330	1,329	(1,484)
Accounts payable and accrued liabilities	(58,020)	(120,924)	107,091
Deferred real estate credits	12,599	13	1,484
Payment of deferred compensation in connection with the Acquisition	—	(16,623)	—
Net cash provided by operating activities	121,753	119,553	12,311

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(119,422)	(33,538)	(35,959)
Acquisition of Neiman Marcus Group LTD LLC	—	(3,388,585)	—
Acquisition of e-commerce retailer	(181,727)	—	—
Net cash used for investing activities	(301,149)	(3,422,123)	(35,959)

CASH FLOWS - FINANCING ACTIVITIES
Borrowings under senior secured asset-based revolving credit facility	355,000	125,000	—
Repayment of borrowings under senior secured asset-based revolving credit facility	(230,000)	(125,000)	—
Borrowings under senior secured term loan facility	—	2,950,000	—
Repayment of borrowings under senior secured term loan facility	(14,713)	(7,375)	—
Borrowings under former senior secured asset-based revolving credit facility	—	—	130,000
Repayment of borrowings under former asset-based revolving credit facility	—	(145,000)	—
Repayment of borrowings under former senior secured term loan facility	—	(2,433,096)	(126,904)
Borrowings under cash pay notes	—	960,000	—
Borrowings under PIK toggle notes	—	600,000	—
Debt issuance costs paid	(265)	(147,375)	—
Cash equity contributions	—	1,556,500	—
Net cash provided by financing activities	110,022	3,333,654	3,096

CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	(69,374)	31,084	(20,552)
Beginning balance	196,476	116,124	136,676
Ending balance	$127,102	$147,208	$116,124

Supplemental Schedule of Cash Flow Information
Cash paid during the period for:
Interest	$134,862	$22,071	$40,789
Income taxes	$45,616	$1,281	$7,544
Non-cash activities:
Equity contribution from management	$—	$26,756	$—
Contingent earn-out obligation incurred in connection with acquisition of e-commerce retailer	$50,043	$—	$—
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

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  All references to the second quarter of fiscal year 2015 relate to the thirteen weeks ended January 31, 2015 of the Successor. All references to the second quarter of fiscal year 2014 relate to the thirteen weeks ended February 1, 2014 of the Successor. All references to year-to-date fiscal 2015 relate to the twenty-six weeks ended January 31, 2015 of the Successor. All references to year-to-date fiscal 2014 relate to the combined twenty-six weeks ended February 1, 2014 (consisting of the thirteen weeks ended February 1, 2014 of the Successor and the thirteen weeks ended November 2, 2013 of the Predecessor).

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

The specialty retail industry is seasonal in nature, with a higher level of sales typically generated in the fall and holiday selling seasons.  Due to seasonal and other factors, the results of operations for the second quarter of fiscal year 2015 are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

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

We believe the following critical accounting policies, among others, encompass the more significant judgments and estimates used in the preparation of our unaudited Condensed Consolidated Financial Statements:

•	allocation of the price paid to acquire the Company and MyTheresa to our assets and liabilities as of the acquisition dates (as more fully described in Notes 2 and 3);

•	recognition of revenues;

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
Segments. We believe that our customers have allocated a higher portion of their luxury spending to online retailing in recent years and that our customers' expectations of a seamless shopping experience across our in-store and online channels have increased, and we expect these trends to continue for the foreseeable future. As a result, we have made investments and redesigned processes to integrate our shopping experience across channels so that it is consistent with our customers' shopping preferences and expectations. In particular, we have invested and continue to invest in technology and systems that further our omni-channel selling capabilities, and in fiscal year 2014, we realigned the management and merchandising responsibilities for our Neiman Marcus brand on an omni-channel basis. With the acceleration of omni-channel retailing and our past and ongoing investments in omni-channel initiatives, we believe the growth in our total comparable revenues and operating results are the best measures of our ongoing performance. As a result, effective August 3, 2014, we began viewing and reporting our specialty retail stores and online operation as a single, omni-channel reporting segment.

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

We do not expect that any other recently issued accounting pronouncements will have a material impact on our financial statements.

2.              The Acquisition

The Acquisition was completed on October 25, 2013 and was financed by:

•	borrowings of $75.0 million under our senior secured asset-based revolving credit facility (the Asset-Based Revolving Credit Facility);

•
borrowings of $2,950.0 million under our senior secured term loan facility (the Senior Secured Term Loan Facility and, together with the Asset-Based Revolving Credit Facility, the Senior Secured Credit Facilities);

•	issuance of $960.0 million aggregate principal amount of 8.00% senior cash pay notes due 2021 (the Cash Pay Notes);

•	issuance of $600.0 million aggregate principal amount of 8.75%/9.50% senior PIK toggle notes due 2021 (the PIK Toggle Notes); and

•	$1,583.3 million of equity investments from Parent funded by direct and indirect equity investments from the Sponsors, certain co-investors and management.

The Acquisition occurred simultaneously with:

•	the closing of the financing transactions and equity investments described previously;

•	the termination of our former $700.0 million senior secured asset-based revolving credit facility (the Former Asset-Based Revolving Credit Facility); and

•
the termination of our former $2,560.0 million senior secured term loan facility (the Former Senior Secured Term Loan Facility and, together with the Former Asset-Based Revolving Credit Facility, the Former Senior Secured Credit Facilities).

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

The accompanying Condensed Consolidated Financial Statements as of January 31, 2015 and for the thirteen and twenty-six weeks then ended have been recast to reflect the final purchase accounting adjustments reflected in our Consolidated Balance Sheet as of August 2, 2014.

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

During the second quarter of fiscal year 2015, we recorded preliminary adjustments to allocate the purchase price paid to the acquired assets and liabilities of MyTheresa. Such adjustments consisted primarily of establishing acquired intangible assets at estimated fair value and recording the contingent earn-out obligation at its estimated fair value as follows:

	Estimated Acquisition Fair Value
(in millions)	January 31, 2015	November 1, 2014

Customer lists	$18.9	$—
Tradenames	74.8	—
Goodwill	139.6	226.9
Contingent earn-out obligation	50.0	59.8

The preliminary purchase price allocation is subject to the finalization of independent appraisals. The MyTheresa results of operations are included in our consolidated results of operations for the second quarter of fiscal year 2015.

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
The following table shows the Company’s financial assets that are required to be measured at fair value on a recurring basis in our Condensed Consolidated Balance Sheets:

	Fair Value Hierarchy	January 31, 2015	August 2, 2014	February 1, 2014
(in thousands)		(Successor)	(Successor)	(Successor)
Other long-term assets:
Interest rate caps	Level 2	$264	$1,132	$—

Other long-term liabilities:
Contingent earn-out obligation	Level 3	$49,645	$—	$—

The fair value of the interest rate caps are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves.  In addition, the fair value of the interest rate caps includes consideration of the counterparty’s non-performance risk.

The fair value of the contingent earn-out obligation incurred in connection with the acquisition of MyTheresa was estimated as of the acquisition date using a valuation model that measured the present value of the probable cash payments to be made. The significant unobservable inputs used in the fair value measurement are the forecasted operating performance of MyTheresa and the discount rate that captures the risk associated with the obligation. We update our assumptions based on new developments and adjust the carrying value of the obligation to its estimated fair value at each reporting date.

The carrying values of cash and cash equivalents, credit card receivables and accounts payable approximate fair value due to their short-term nature.  We determine the fair value of our long-term debt on a non-recurring basis, which results are summarized as follows:

		January 31, 2015 (Successor)		August 2, 2014 (Successor)		February 1, 2014 (Successor)
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Asset-Based Revolving Credit Facility	Level 2	$125,000	$125,000	$—	$—	$—	$—
Senior Secured Term Loan Facility	Level 2	2,913,199	2,827,638	2,927,912	2,907,797	2,942,625	2,983,086
Cash Pay Notes	Level 2	960,000	993,600	960,000	994,800	960,000	1,005,600
PIK Toggle Notes	Level 2	600,000	627,000	600,000	633,000	600,000	630,000
2028 Debentures	Level 2	122,142	129,375	122,035	127,500	121,928	123,750

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

5.     Intangible Assets, Net and Goodwill

	January 31, 2015	August 2, 2014	February 1, 2014
(in thousands)	(Successor)	(Successor)	(Successor)

Favorable lease commitments, net	$1,067,732	$1,094,767	$1,121,816
Other definite-lived intangible assets, net	554,952	587,519	659,554
Tradenames	2,042,463	1,970,698	1,970,698
Intangible assets, net	$3,665,147	$3,652,984	$3,752,068

Goodwill	$2,282,598	$2,148,627	$2,148,627

Intangible Assets Subject to Amortization. Our definite-lived intangible assets, which primarily consist of customer lists, are amortized using accelerated methods which reflect the pattern in which we receive the economic benefit of the asset, currently estimated at 7 to 16 years (weighted average life of 13 years from acquisition).  Favorable lease commitments are amortized straight-line over the remaining lives of the leases, ranging from two to 55 years (weighted average life of 30 years from acquisition).  Total amortization of all intangible assets recorded in connection with acquisitions for the current and next five fiscal years is currently estimated as follows (in thousands):

February 1, 2015 through August 1, 2015	$59,245
2016	111,533
2017	105,115
2018	98,990
2019	95,681
2020	89,037

At January 31, 2015, accumulated amortization was $158.8 million for other definite-lived intangible assets and $67.6 million for favorable lease commitments.

Indefinite-lived Intangible Assets and Goodwill.  Indefinite-lived intangible assets, such as our Neiman Marcus, Bergdorf Goodman and MyTheresa tradenames and goodwill, are not subject to amortization.  Rather, we assess the recoverability of indefinite-lived intangible assets and goodwill in the fourth quarter of each fiscal year and upon the occurrence of certain events.

6.              Long-term Debt

The significant components of our long-term debt are as follows:

	Interest Rate	January 31, 2015	August 2, 2014	February 1, 2014
(in thousands)		(Successor)	(Successor)	(Successor)

Asset-Based Revolving Credit Facility	variable	$125,000	$—	$—
Senior Secured Term Loan Facility	variable	2,913,199	2,927,912	2,942,625
Cash Pay Notes	8.00%	960,000	960,000	960,000
PIK Toggle Notes	8.75%/9.50%	600,000	600,000	600,000
2028 Debentures	7.125%	122,142	122,035	121,928
Total debt		4,720,341	4,609,947	4,624,553
Less: current portion of Senior Secured Term Loan Facility		(29,426)	(29,426)	(29,500)
Long-term debt		$4,690,915	$4,580,521	$4,595,053
Asset-Based Revolving Credit Facility.  At January 31, 2015, we have a senior secured Asset-Based Revolving Credit Facility providing for a maximum committed borrowing capacity of $900.0 million. The Asset-Based Revolving Credit Facility matures on October 25, 2018.  On January 31, 2015, we had $125.0 million of borrowings outstanding under this facility, no outstanding letters of credit and $685.0 million of unused borrowing availability.

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

At January 31, 2015, borrowings under the Asset-Based Revolving Credit Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of 1) the prime rate of Deutsche Bank AG New York Branch (the administrative agent), 2) the federal funds effective rate plus ½ of 1.00% or 3) the adjusted one-month LIBOR plus 1.00% or (b) LIBOR, subject to certain adjustments, in each case plus an applicable margin (1.25% at January 31, 2015).  The applicable margin is up to 0.75% with respect to base rate borrowings and up to 1.75% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on the historical excess availability under the Asset-Based Revolving Credit Facility. The weighted average interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 1.42% at January 31, 2015.  In addition, we are required to pay a commitment fee in respect of unused commitments 0.25% per annum.  We must also pay customary letter of credit fees and agency fees.

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

Our Asset-Based Revolving Credit Facility is guaranteed by Holdings and each of our current and future direct and indirect wholly owned subsidiaries (subsidiary guarantors) other than (a) unrestricted subsidiaries, (b) certain immaterial subsidiaries, (c) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (d) certain holding companies of foreign subsidiaries, (e) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (f) any subsidiary that is prohibited by applicable law or contractual obligation from acting as a guarantor or which would require governmental approval to provide a guarantee (unless such approval has been received). As of January 31, 2015, the assets of non-guarantor subsidiaries, primarily NMG Germany GmbH (through which NMG conducts the operations of MyTheresa), aggregated $280.9 million, or 3.2% of consolidated total assets. All obligations under the Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of Holdings, the Company and the subsidiary guarantors.
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

Senior Secured Term Loan Facility.  On October 25, 2013, we entered into a credit agreement and related security and other agreements for the $2,950.0 million Senior Secured Term Loan Facility. At January 31, 2015, the outstanding balance under our Senior Secured Term Loan Facility (after giving effect to the Refinancing Amendment discussed below) was $2,913.2 million. The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

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

At January 31, 2015, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of 1) the prime rate of Credit Suisse AG (the administrative agent), 2) the federal funds effective rate plus ½ of 1.00% and 3) the adjusted one-month LIBOR plus 1.00% or (b) an adjusted LIBOR (for a period equal to the relevant interest period, and in any event, never less than 1.00%), subject to certain adjustments, in each case plus an applicable margin.  The applicable margin is up to 2.25% with respect to base rate borrowings and up to 3.25% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on the senior secured first lien net leverage ratio.  The applicable margin with respect to outstanding LIBOR borrowings was 3.25% at January 31, 2015.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.25% at January 31, 2015.

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

Our Senior Secured Term Loan Facility is guaranteed by Holdings and each of our current and future subsidiary guarantors other than (a) unrestricted subsidiaries, (b) certain immaterial subsidiaries, (c) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (d) certain holding companies of foreign subsidiaries, (e) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (f) any subsidiary that is prohibited by applicable law or contractual obligation from acting as a guarantor or which would require governmental approval to provide a guarantee (unless such approval has been received). As of January 31, 2015, the assets of non-guarantor subsidiaries, primarily NMG Germany GmbH (through which NMG conducts the operations of MyTheresa), aggregated $280.9 million, or 3.2% of consolidated total assets. All obligations under the Senior Secured Term Loan Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Holdings, the Company and the subsidiary guarantors.
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
Maturities of Long-term Debt.  Annual maturities of long-term debt outstanding at January 31, 2015 during the current and next five fiscal years and thereafter are as follows (in millions):

February 1, 2015 through August 1, 2015	$14.7
2016	29.4
2017	29.4
2018	29.4
2019	154.4
2020	29.4
Thereafter	4,433.6

The previous table does not reflect future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

Interest Expense.  The significant components of interest expense are as follows:

	Quarter-to-date		Year-to-date
	Thirteen weeks ended	Thirteen weeks ended	Twenty-six weeks ended	Thirteen weeks ended	Thirteen weeks ended
	January 31, 2015	February 1, 2014	January 31, 2015	February 1, 2014	November 2, 2013
(in thousands)	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)

Asset-Based Revolving Credit Facility	$485	$258	$715	$258	$75
Senior Secured Term Loan Facility	31,405	37,283	62,984	37,283	3,687
Cash Pay Notes	19,200	19,414	38,400	19,414	2,773
PIK Toggle Notes	13,125	13,271	26,250	13,271	1,896
2028 Debentures	2,226	2,227	4,453	2,227	2,226
Former Asset-Based Revolving Credit Facility	—	—	—	—	477
Former Senior Secured Term Loan Facility	—	—	—	—	22,521
Amortization of debt issue costs	6,143	5,145	12,274	5,145	2,466
Other, net	624	524	1,177	524	1,334
Capitalized interest	(743)	(263)	(1,178)	(263)	(140)
Interest expense, net	$72,465	$77,859	$145,075	$77,859	$37,315

We recorded interest expense of $8.4 million during the first quarter of fiscal year 2014 related to debt incurred as a result of the Acquisition.

7.              Derivative Financial Instruments

At January 31, 2015, we had outstanding floating rate debt obligations of $3,038.2 million. In April 2014, we entered into interest rate cap agreements (at a cost of $2.0 million) for an aggregate notional amount of $1,400.0 million to hedge the variability of our cash flows related to a portion of our floating rate indebtedness. The interest rate cap agreements cap LIBOR at 3.00% from December 2014 through December 2016 with respect to the $1,400.0 million notional amount of such agreements. In the event LIBOR is less than 3.00%, we will pay interest at the lower LIBOR rate. In the event LIBOR is higher than 3.00%, we will pay interest at the capped rate of 3.00%. On January 31, 2015, the fair value of our interest rate caps was $0.3 million.
Gains and losses realized due to the expiration of applicable portions of the interest rate caps are reclassified to interest expense at the time our quarterly interest payments are made.  Losses of $0.4 million were realized in the first quarter of fiscal year 2014 and no gains or losses were realized in the second quarter of fiscal years 2015 and 2014 or in year-to-date fiscal 2015.

8.              Income Taxes

Our effective income tax expense rates for the following periods are as follows:

	Quarter-to-date		Year-to-date
	Thirteen weeks ended	Thirteen weeks ended	Twenty-six weeks ended	Thirteen weeks ended	Thirteen weeks ended
	January 31, 2015	February 1, 2014	January 31, 2015	February 1, 2014	November 2, 2013
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)

Effective income tax rate	40.0%	39.6%	40.2%	39.6%	152.9%

Our effective income tax rates for the second quarter of fiscal year 2015, year-to-date fiscal 2015 and second quarter of fiscal year 2014 exceeded the federal statutory tax rate due to the non-deductible portion of transaction costs incurred in connection with acquisitions, state income taxes and, with respect to the second quarter of fiscal year 2014, due to the lack of a U.S. tax benefit related to the losses from our investment in a foreign e-commerce retailer (sold in the third quarter of fiscal year 2014). Our effective income tax rate for the first quarter of fiscal year 2014 exceeded the federal statutory tax rate due to the non-deductible portion of transaction costs incurred in connection with the Acquisition, state income taxes and the lack of a U.S. tax benefit related to the losses from our investment in a foreign e-commerce retailer.

At January 31, 2015, the gross amount of unrecognized tax benefits was $2.1 million ($1.4 million of which would impact our effective tax rate, if recognized).  We classify interest and penalties as a component of income tax expense and our liability for accrued interest and penalties was $4.5 million at January 31, 2015, $5.1 million at August 2, 2014 and $4.8 million at February 1, 2014.

We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions.  The Internal Revenue Service (IRS) is currently auditing our fiscal year 2012 federal income tax return. With respect to state, local and foreign jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2011.  We believe our recorded tax liabilities as of January 31, 2015 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

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
Obligations for our employee benefit plans, included in other long-term liabilities, are as follows:

	January 31, 2015	August 2, 2014	February 1, 2014
(in thousands)	(Successor)	(Successor)	(Successor)

Pension Plan	$197,210	$189,890	$162,705
SERP Plan	109,789	113,787	108,380
Postretirement Plan	10,861	10,945	14,721
	317,860	314,622	285,806
Less: current portion	(5,814)	(6,602)	(5,754)
Long-term portion of benefit obligations	$312,046	$308,020	$280,052

Funding Policy and Plan Status.  Our policy is to fund the Pension Plan at or above the minimum required by law.  In fiscal year 2014, we were not required to make contributions to the Pension Plan. As of January 31, 2015, we do not believe we will be required to make contributions to the Pension Plan for fiscal year 2015.  We will continue to evaluate voluntary contributions to our Pension Plan based upon the unfunded position of the Pension Plan, our available liquidity and other factors.

Cost of Benefits. The components of the expenses we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Quarter-to-date		Year-to-date
	Thirteen weeks ended	Thirteen weeks ended	Twenty-six weeks ended	Thirteen weeks ended	Thirteen weeks ended
	January 31, 2015	February 1, 2014	January 31, 2015	February 1, 2014	November 2, 2013
(in thousands)	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)

Pension Plan:
Interest cost	$6,382	$5,781	$12,764	$5,781	$5,781
Expected return on plan assets	(6,234)	(6,166)	(12,468)	(6,166)	(6,401)
Net amortization of losses	—	—	—	—	1,095
Pension Plan expense (income)	$148	$(385)	$296	$(385)	$475

SERP Plan:
Interest cost	$1,126	$1,104	$2,252	$1,104	$1,104
SERP Plan expense	$1,126	$1,104	$2,252	$1,104	$1,104

Postretirement Plan:
Service cost	$3	$5	$6	$5	$5
Interest cost	113	142	226	142	142
Net amortization of prior service cost	—	—	—	—	(321)
Net amortization of (gains) losses	(93)	—	(186)	—	35
Postretirement Plan expense (income)	$23	$147	$46	$147	$(139)

10.       Stock-Based Compensation

Predecessor

Stock Options.  The Predecessor had equity-based management arrangements, which authorized equity awards to be granted to certain management employees. At the time of the Acquisition, Predecessor stock options for 101,730 shares were outstanding, consisting of vested options for 67,899 shares and unvested options for 33,831 shares.  In connection with the Acquisition, previously unvested options became fully vested on October 25, 2013.

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

At January 31, 2015, the aggregate number of co-invest, time-vested and performance-vested options held by Retirement Eligible Optionees aggregated 99,910 options. The recorded liability with respect to such options was $20.1 million at January 31, 2015, $15.8 million at August 2, 2014 and $11.9 million at February 1, 2014. We recognize compensation expense, which is included in selling, general and administrative expenses, for stock options on a straight-line basis over the vesting/performance periods. The following table sets forth certain summary information with respect to our stock options for the periods indicated.

	Quarter-to-date		Year-to-date
	Thirteen weeks ended	Thirteen weeks ended	Twenty-six weeks ended	Thirteen weeks ended	Thirteen weeks ended
	January 31, 2015	February 1, 2014	January 31, 2015	February 1, 2014	November 2, 2013
(in thousands, except number of options and per option price)	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)

Stock compensation expense	$2,135	$2,376	$4,270	$2,376	$2,548

Stock option grants:
Number of options granted	—	145,984	6,003	145,984	—
Weighted average grant date fair value	$—	$407	$325	$407	$—

Stock option exercises:
Number of options exercised	118	—	118	—	65
Weighted average exercise price	$577	$—	$577	$—	$1,557

11.  Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss by component (amounts are recorded net of related income taxes):

(in thousands)	Foreign Currency Translation Adjustments	Unrealized Losses on Financial Instruments	Unfunded Benefit Obligations	Total

Successor:
Balance, August 2, 2014	$—	$(954)	$(16,475)	$(17,429)
Other comprehensive loss	—	(1,191)	(1,910)	(3,101)
Balance, November 1, 2014	$—	$(2,145)	$(18,385)	$(20,530)
Other comprehensive loss	(5,977)	(1,741)	(57)	(7,775)
Balance, January 31, 2015	$(5,977)	$(3,886)	$(18,442)	$(28,305)

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

13.       Other Expenses

Other expenses consists of the following components:

	Quarter-to-date		Year-to-date
	Thirteen weeks ended	Thirteen weeks ended	Twenty-six weeks ended	Thirteen weeks ended	Thirteen weeks ended
	January 31, 2015	February 1, 2014	January 31, 2015	February 1, 2014	November 2, 2013
(in thousands)	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)

Costs incurred in connection with the Acquisition:
Change-in-control cash payments due to Former Sponsors and management	$—	$—	$—	$—	$80,457
Stock-based compensation for accelerated vesting of Predecessor stock options (including non-cash charges of $15.4 million)	—	51,510	—	51,510	—
Other, primarily professional fees	—	1,732	—	1,732	28,942
Total transaction costs	—	53,242	—	53,242	109,399
MyTheresa acquisition costs	448	—	11,438	—	—
Costs related to the Cyber-Attack, net of insurance recovery	(1,501)	4,088	2,800	4,088	—
Equity in loss of foreign e-commerce retailer	—	2,063	—	2,063	1,523
Management fee due to Former Sponsors	—	—	—	—	2,823
Accretion of contingent earn-out obligation	1,654	—	1,654	—	—
Other non-recurring expenses	2,107	6,197	6,617	6,197	155
Other expenses	$2,708	$65,590	$22,509	$65,590	$113,900

We discovered in January 2014 that malicious software (malware) was clandestinely installed on our computer systems (the Cyber-Attack). In year-to-date fiscal 2015, we incurred investigative, legal and other costs in connection with the Cyber-Attack. We expect to incur additional costs related to the Cyber-Attack in the foreseeable future. Such costs are not currently estimable but could be material to our future operating results.

In the third quarter of fiscal year 2014, we sold our investment in a foreign e-commerce retailer, which was previously accounted for under the equity method, for $35.0 million, which amount equaled the carrying value of our investment.

14.       Commitments and Contingencies

Employment and Consumer Class Actions Litigation.  On April 30, 2010, a Class Action Complaint for Injunction and Equitable Relief was filed against the Company, Newton Holding, LLC, TPG Capital, L.P. and Warburg Pincus LLC in the United States District Court for the Central District of California by Sheila Monjazeb, individually and on behalf of other members of the general public similarly situated. On July 12, 2010, all defendants except for the Company were dismissed without prejudice, and on August 20, 2010, this case was dismissed by Ms. Monjazeb and refiled in the Superior Court of California for San Francisco County. This complaint, along with a similar class action lawsuit originally filed by Bernadette Tanguilig in 2007, alleges that the Company has engaged in various violations of the California Labor Code and Business and Professions Code, including without limitation, by (1) asking employees to work “off the clock,” (2) failing to provide meal and rest breaks to its employees, (3) improperly calculating deductions on paychecks delivered to its employees and (4) failing to provide a chair or allow employees to sit during shifts. The Monjazeb and Tanguilig class actions were deemed “related” cases and were then brought before the same trial court judge.  On October 24, 2011, the court granted the Company’s motion to compel Ms. Monjazeb and Juan Carlos Pinela (a co-plaintiff in the Tanguilig case) to arbitrate their individual claims in accordance with the Company’s Mandatory Arbitration Agreement, foreclosing their ability to pursue a class action in court. However, the court’s order compelling arbitration did not apply to Ms. Tanguilig because she is not bound by the Mandatory Arbitration Agreement.  Further, the court determined that Ms. Tanguilig could not be a class representative of employees who are subject to the Mandatory Arbitration Agreement, thereby limiting the putative class action to those associates who were employed between December 2003 and July 15, 2007 (the effective date of our Mandatory Arbitration Agreement).  Following the court’s order, Ms. Monjazeb and Mr. Pinela filed demands for arbitration with the American Arbitration Association (AAA) seeking to arbitrate not only their individual claims, but also class claims, which the Company asserted violated the class action waiver in the Mandatory Arbitration Agreement. This led to further proceedings in the trial court, a stay of the arbitrations, and a decision by the trial court, on its own motion, to reconsider its order compelling arbitration. The trial court ultimately decided to vacate its order compelling arbitration due to a recent California appellate court decision.  Following this ruling, the Company timely filed two separate appeals, one with respect to Mr. Pinela and one with respect to Ms. Monjazeb, with the Court of Appeal, asserting that the trial court did not have jurisdiction to change its earlier determination of the enforceability of the arbitration agreement. The appeal with respect to Mr. Pinela has been fully briefed and awaits the setting of a date for oral argument. The appeal with respect to Ms. Monjazeb was dismissed since final approval of the class action settlement (as described below) was granted.

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

Notwithstanding the settlement of the Monjazeb class action, Ms. Tanguilig filed a motion on January 26, 2015 seeking to recover catalyst attorneys' fees from the Company. A hearing was held on February 24, 2015, and the court issued an order on February 25, 2015 allowing Ms. Tanguilig to proceed with her motion to recover catalyst attorneys' fees related to the Monjazeb settlement. We will vigorously contest this motion.

Based upon the settlement agreement with respect to Ms. Monjazeb's class action claims, we recorded our currently estimable liabilities with respect to both Ms. Monjazeb's and Ms. Tanguilig's employment class actions litigation claims in fiscal year 2014, which amount was not material to our financial condition or results of operations. We will continue to evaluate these matters, and our recorded reserves for such matters, based on subsequent events, new information and future circumstances.

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

On August 7, 2014, a putative class action complaint was filed against The Neiman Marcus Group LLC in Los Angeles County Superior Court by a customer, Linda Rubenstein, in connection with the Company's Last Call stores in California. Ms. Rubenstein alleges that the Company has violated various California consumer protection statutes by implementing a marketing and pricing strategy that suggests that clothing sold at Last Call stores in California was originally offered for sale at full-line Neiman Marcus stores when allegedly, it was not, and is allegedly of inferior quality to clothing sold at the full-line stores. On September 12, 2014, we removed the case to the United States District Court for the Central District of California. On October 17, 2014, we filed a motion to dismiss the complaint, which the court granted on December 12, 2014. In its order dismissing the complaint, the court granted Ms. Rubenstein leave to file an amended complaint. Ms. Rubenstein filed her first amended complaint on December 22, 2014. On January 6, 2015, we filed a motion to dismiss the first amended complaint, which the court granted on March 2, 2015. In its order dismissing the first amended complaint, the court granted Ms. Rubenstein leave to file a second amended complaint by March 20, 2015. Additionally, on November 12, 2014, Ms. Rubenstein filed a motion for class certification, which she subsequently withdrew. Ms. Rubenstein's deadline for filing a new motion for class certification is May 4, 2015.

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

Cyber-Attack Class Actions Litigation. Three class actions relating to the Cyber-Attack were filed in January 2014 and later voluntarily dismissed by the plaintiffs between February and April 2014. The plaintiffs had alleged negligence and other claims in connection with their purchases by payment cards. Melissa Frank v. The Neiman Marcus Group, LLC, et al., was filed in the United States District Court for the Eastern District of New York on January 13, 2014 but was voluntarily dismissed by the plaintiff on April 15, 2014, without prejudice to her right to re-file a complaint. Donna Clark v. Neiman Marcus Group LTD LLC was filed in the United States District Court for the Northern District of Georgia on January 27, 2014 but was voluntarily dismissed by the plaintiff on March 11, 2014, without prejudice to her right to re-file a complaint. Christina Wong v. The Neiman Marcus Group, LLC, et al., was filed in the United States District Court for the Central District of California on January 29, 2014, but was voluntarily dismissed by the plaintiff on February 10, 2014, without prejudice to her right to re-file a complaint. Three new putative class actions relating to the Cyber-Attack were filed in March and April 2014, also alleging negligence and other claims in connection with plaintiffs’ purchases by payment cards. Two of the cases, Katerina Chau v. Neiman Marcus Group LTD, Inc., filed in the United States District Court for the Southern District of California on March 14, 2014, and Michael Shields v. The Neiman Marcus Group, LLC, filed in the United States District Court for the Southern District of California on April 1, 2014, were voluntarily dismissed, with prejudice as to Chau and without prejudice as to Shields. The third case, Hilary Remijas v. The Neiman Marcus Group, LLC, was filed on March 12, 2014 in the Northern District of Illinois. On June 2, 2014, an amended complaint in the Remijas case was filed, which added three plaintiffs (Debbie Farnoush and Joanne Kao, California residents; and Melissa Frank, a New York resident) and asserted claims for negligence, implied contract, unjust enrichment, violation of various consumer protection statutes, invasion of privacy and violation of state data breach laws. The Company moved to dismiss the Remijas amended complaint on July 2, 2014. On September 16, 2014, the court granted the Company's motion to dismiss the Remijas case on the grounds that the plaintiffs lacked standing due to their failure to demonstrate an actionable injury. On September 25, 2014, plaintiffs appealed the district court's order dismissing the case to the Seventh Circuit Court of Appeals. Oral argument was held on January 23, 2015, and a decision is pending. Andrew McClease v. The Neiman Marcus Group, LLC was filed in the United States

District Court for the Eastern District of North Carolina on December 30, 2014, alleging negligence and other claims in connection with Mr. McClease's purchase by payment card. We will vigorously defend our interests in this matter.

In addition to class actions litigation, payment card companies and associations may require us to reimburse them for unauthorized card charges and costs to replace cards and may also impose fines or penalties in connection with the security incident, and enforcement authorities may also impose fines or other remedies against us. We have also incurred other costs associated with this security incident, including legal fees, investigative fees, costs of communications with customers and credit monitoring services provided to our customers. At this point, we are unable to predict the developments in, outcome of, and economic and other consequences of pending or future litigation or regulatory investigations related to, and other costs associated with, this matter. We will continue to evaluate these matters based on subsequent events, new information and future circumstances.

Other.  We had no outstanding irrevocable letters of credit relating to purchase commitments and insurance and other liabilities at January 31, 2015.  We had approximately $3.2 million in surety bonds at January 31, 2015 relating primarily to merchandise imports and state sales tax and utility requirements.

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

	January 31, 2015 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$118,904	$8,198	$—	$127,102
Merchandise inventories	—	939,788	171,892	—	1,111,680
Other current assets	—	138,450	14,340	(13)	152,777
Total current assets	—	1,197,142	194,430	(13)	1,391,559
Property and equipment, net	—	1,309,780	115,397	—	1,425,177
Intangible assets, net	—	656,942	3,008,205	—	3,665,147
Goodwill	—	1,669,364	613,234	—	2,282,598
Other assets	—	145,151	1,396	—	146,547
Intercompany notes receivable	—	150,000	—	(150,000)	—
Investments in subsidiaries	1,449,729	3,568,741	—	(5,018,470)	—
Total assets	$1,449,729	$8,697,120	$3,932,662	$(5,168,483)	$8,911,028
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$267,576	$39,604	$—	$307,180
Accrued liabilities	—	391,485	98,861	(13)	490,333
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	688,487	138,465	(13)	826,939
Long-term liabilities:
Long-term debt	—	4,690,915	—	—	4,690,915
Intercompany notes payable	—	—	150,000	(150,000)	—
Deferred income taxes	—	1,494,953	24,404	—	1,519,357
Other long-term liabilities	—	373,036	51,052	—	424,088
Total long-term liabilities	—	6,558,904	225,456	(150,000)	6,634,360
Total member equity	1,449,729	1,449,729	3,568,741	(5,018,470)	1,449,729
Total liabilities and member equity	$1,449,729	$8,697,120	$3,932,662	$(5,168,483)	$8,911,028

	August 2, 2014 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$195,004	$1,472	$—	$196,476
Merchandise inventories	—	953,936	115,696	—	1,069,632
Other current assets	—	131,894	11,772	—	143,666
Total current assets	—	1,280,834	128,940	—	1,409,774
Property and equipment, net	—	1,275,264	115,002	—	1,390,266
Intangible assets, net	—	708,125	2,944,859	—	3,652,984
Goodwill	—	1,669,364	479,263	—	2,148,627
Other assets	—	158,637	1,438	—	160,075
Investments in subsidiaries	1,432,594	3,560,258	—	(4,992,852)	—
Total assets	$1,432,594	$8,652,482	$3,669,502	$(4,992,852)	$8,761,726
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$343,783	$31,302	$—	$375,085
Accrued liabilities	—	375,640	76,532	—	452,172
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	748,849	107,834	—	856,683
Long-term liabilities:
Long-term debt	—	4,580,521	—	—	4,580,521
Deferred income taxes	—	1,540,076	—	—	1,540,076
Other long-term liabilities	—	350,442	1,410	—	351,852
Total long-term liabilities	—	6,471,039	1,410	—	6,472,449
Total member equity	1,432,594	1,432,594	3,560,258	(4,992,852)	1,432,594
Total liabilities and member equity	$1,432,594	$8,652,482	$3,669,502	$(4,992,852)	$8,761,726

	February 1, 2014 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$146,214	$994	$—	$147,208
Merchandise inventories	—	924,593	114,550	—	1,039,143
Other current assets	—	152,845	14,989	—	167,834
Total current assets	—	1,223,652	130,533	—	1,354,185
Property and equipment, net	—	1,241,312	116,855	—	1,358,167
Intangible assets, net	—	779,759	2,972,309	—	3,752,068
Goodwill	—	1,669,364	479,263	—	2,148,627
Other assets	—	145,316	38,120	—	183,436
Investments in subsidiaries	1,498,948	3,624,388	—	(5,123,336)	—
Total assets	$1,498,948	$8,683,791	$3,737,080	$(5,123,336)	$8,796,483
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$267,228	$25,101	$—	$292,329
Accrued liabilities	—	380,217	86,304	—	466,521
Current portion of long-term debt	—	29,500	—	—	29,500
Total current liabilities	—	676,945	111,405	—	788,350
Long-term liabilities:
Long-term debt	—	4,595,053	—	—	4,595,053
Deferred income taxes	—	1,599,058	—	—	1,599,058
Other long-term liabilities	—	313,787	1,287	—	315,074
Total long-term liabilities	—	6,507,898	1,287	—	6,509,185
Total member equity	1,498,948	1,498,948	3,624,388	(5,123,336)	1,498,948
Total liabilities and member equity	$1,498,948	$8,683,791	$3,737,080	$(5,123,336)	$8,796,483

	Thirteen weeks ended January 31, 2015 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,255,316	$266,508	$—	$1,521,824
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	833,352	185,773	—	1,019,125
Selling, general and administrative expenses (excluding depreciation)	—	271,753	50,908	—	322,661
Income from credit card program	—	(13,288)	(1,442)	—	(14,730)
Depreciation expense	—	40,321	4,691	—	45,012
Amortization of intangible assets and favorable lease commitments	—	15,395	12,858	—	28,253
Other expenses	—	1,054	1,654	—	2,708
Operating earnings	—	106,729	12,066	—	118,795
Interest expense, net	—	70,658	1,807	—	72,465
Intercompany royalty charges (income)	—	43,732	(43,732)	—	—
Foreign currency loss (gain)	—	—	6,192	(6,192)	—
Equity in (earnings) loss of subsidiaries	(27,815)	(47,424)	—	75,239	—
Earnings (loss) before income taxes	27,815	39,763	47,799	(69,047)	46,330
Income tax expense	—	18,140	375	—	18,515
Net earnings (loss)	$27,815	$21,623	$47,424	$(69,047)	$27,815
Total other comprehensive (loss) earnings, net of tax	(7,775)	(1,798)	(1,480)	3,278	(7,775)
Total comprehensive earnings (loss)	$20,040	$19,825	$45,944	$(65,769)	$20,040

	Thirteen weeks ended February 1, 2014 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,211,274	$221,519	$—	$1,432,793
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	902,129	150,795	—	1,052,924
Selling, general and administrative expenses (excluding depreciation)	—	265,057	39,508	—	304,565
Income from credit card program	—	(13,892)	(1,337)	—	(15,229)
Depreciation expense	—	32,206	4,486	—	36,692
Amortization of intangible assets and favorable lease commitments	—	35,817	13,725	—	49,542
Other expenses	—	63,527	2,063	—	65,590
Operating (loss) earnings	—	(73,570)	12,279	—	(61,291)
Interest expense, net	—	77,859	—	—	77,859
Intercompany royalty charges (income)	—	40,992	(40,992)	—	—
Equity in loss (earnings) of subsidiaries	84,023	(53,271)	—	(30,752)	—
(Loss) earnings before income taxes	(84,023)	(139,150)	53,271	30,752	(139,150)
Income tax benefit	—	(55,127)	—	—	(55,127)
Net (loss) earnings	$(84,023)	$(84,023)	$53,271	$30,752	$(84,023)
Total other comprehensive (loss) earnings, net of tax	(285)	(285)	—	285	(285)
Total comprehensive (loss) earnings	$(84,308)	$(84,308)	$53,271	$31,037	$(84,308)

	Twenty-six weeks ended January 31, 2015 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,225,730	$482,586	$—	$2,708,316
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,436,541	310,978	—	1,747,519
Selling, general and administrative expenses (excluding depreciation)	—	518,420	90,557	—	608,977
Income from credit card program	—	(26,029)	(2,824)	—	(28,853)
Depreciation expense	—	79,720	8,800	—	88,520
Amortization of intangible assets and favorable lease commitments	—	51,183	26,581	—	77,764
Other expenses	—	20,855	1,654	—	22,509
Operating earnings	—	145,040	46,840	—	191,880
Interest expense, net	—	143,268	1,807	—	145,075
Intercompany royalty charges (income)	—	79,026	(79,026)	—	—
Foreign currency loss (gain)	—	—	6,192	(6,192)	—
Equity in (earnings) loss of subsidiaries	(28,011)	(117,492)	—	145,503	—
Earnings (loss) before income taxes	28,011	40,238	117,867	(139,311)	46,805
Income tax expense	—	18,419	375	—	18,794
Net earnings (loss)	$28,011	$21,819	$117,492	$(139,311)	$28,011
Total other comprehensive (loss) earnings, net of tax	(10,876)	(4,899)	(1,480)	6,379	(10,876)
Total comprehensive earnings (loss)	$17,135	$16,920	$116,012	$(132,932)	$17,135

	Thirteen weeks ended November 2, 2013 (Predecessor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$926,436	$202,702	$—	$1,129,138
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	568,665	116,743	—	685,408
Selling, general and administrative expenses (excluding depreciation)	—	229,935	36,453	—	266,388
Income from credit card program	—	(13,271)	(1,382)	—	(14,653)
Depreciation expense	—	31,057	3,182	—	34,239
Amortization of intangible assets and favorable lease commitments	—	8,773	2,947	—	11,720
Other expenses	—	112,377	1,523	—	113,900
Operating (loss) earnings	—	(11,100)	43,236	—	32,136
Interest expense, net	—	37,315	—	—	37,315
Intercompany royalty charges (income)	—	32,907	(32,907)	—	—
Equity in loss (earnings) of subsidiaries	13,098	(76,143)	—	63,045	—
(Loss) earnings before income taxes	(13,098)	(5,179)	76,143	(63,045)	(5,179)
Income tax expense	—	7,919	—	—	7,919
Net (loss) earnings	$(13,098)	$(13,098)	$76,143	$(63,045)	$(13,098)
Total other comprehensive earnings (loss), net of tax	1,324	1,324	—	(1,324)	1,324
Total comprehensive (loss) earnings	$(11,774)	$(11,774)	$76,143	$(64,369)	$(11,774)

	Twenty-six weeks ended January 31, 2015 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$28,011	$21,819	$117,492	$(139,311)	$28,011
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	143,177	35,381	—	178,558
Deferred income taxes	—	(42,458)	(1,137)	—	(43,595)
Non-cash charges related to acquisitions	—	—	5,027	—	5,027
Other	—	7,354	5,957	(6,192)	7,119
Intercompany royalty income payable (receivable)	—	79,026	(79,026)	—	—
Equity in (earnings) loss of subsidiaries	(28,011)	(117,492)	—	145,503	—
Changes in operating assets and liabilities, net	—	(15,649)	(37,718)	—	(53,367)
Net cash provided by operating activities	—	75,777	45,976	—	121,753
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(111,899)	(7,523)	—	(119,422)
Acquisition of e-commerce retailer	—	—	(181,727)	—	(181,727)
Net cash used for investing activities	—	(111,899)	(189,250)	—	(301,149)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Asset-Based Revolving Credit Facility	—	355,000	—	—	355,000
Repayment of borrowings	—	(244,713)	—	—	(244,713)
Intercompany notes (receivable) payable	—	(150,000)	150,000	—	—
Debt issuance costs paid	—	(265)	—	—	(265)
Net cash (used for) provided by financing activities	—	(39,978)	150,000	—	110,022
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(76,100)	6,726	—	(69,374)
Beginning balance	—	195,004	1,472	—	196,476
Ending balance	$—	$118,904	$8,198	$—	$127,102

	Acquisition and Thirteen weeks ended February 1, 2014 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net (loss) earnings	$(84,023)	$(84,023)	$53,271	$30,752	$(84,023)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expense	—	73,168	18,211	—	91,379
Deferred income taxes	—	(60,907)	—	—	(60,907)
Non-cash charges related to the Acquisition	—	114,420	—	—	114,420
Other	—	1,630	1,952	—	3,582
Intercompany royalty income payable (receivable)	—	40,992	(40,992)	—	—
Equity in loss (earnings) of subsidiaries	84,023	(53,271)	—	(30,752)	—
Changes in operating assets and liabilities, net	—	81,056	(25,954)	—	55,102
Net cash provided by operating activities	—	113,065	6,488	—	119,553
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(26,965)	(6,573)	—	(33,538)
Acquisition of Neiman Marcus Group LTD LLC	—	(3,388,585)	—	—	(3,388,585)
Net cash used for investing activities	—	(3,415,550)	(6,573)	—	(3,422,123)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Asset-Based Revolving Credit Facility	—	125,000	—	—	125,000
Borrowings under Senior Secured Term Loan Facility	—	2,950,000	—	—	2,950,000
Borrowings under Cash Pay Notes	—	960,000	—	—	960,000
Borrowings under PIK Toggle Notes	—	600,000	—	—	600,000
Repayment of borrowings	—	(2,710,471)	—	—	(2,710,471)
Debt issuance costs paid	—	(147,375)	—	—	(147,375)
Cash equity contributions	—	1,556,500	—	—	1,556,500
Net cash provided by financing activities	—	3,333,654	—	—	3,333,654
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	31,169	(85)	—	31,084
Beginning balance	—	115,045	1,079	—	116,124
Ending balance	$—	$146,214	$994	$—	$147,208

	Thirteen weeks ended November 2, 2013 (Predecessor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net (loss) earnings	$(13,098)	$(13,098)	$76,143	$(63,045)	$(13,098)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expense	—	42,296	6,129	—	48,425
Deferred income taxes	—	(6,326)	—	—	(6,326)
Other	—	5,068	1,457	—	6,525
Intercompany royalty income payable (receivable)	—	32,907	(32,907)	—	—
Equity in loss (earnings) of subsidiaries	13,098	(76,143)	—	63,045	—
Changes in operating assets and liabilities, net	—	21,469	(44,684)	—	(23,215)
Net cash provided by operating activities	—	6,173	6,138	—	12,311
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(30,051)	(5,908)	—	(35,959)
Net cash used for investing activities	—	(30,051)	(5,908)	—	(35,959)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Former Asset-Based Revolving Credit Facility	—	130,000	—	—	130,000
Repayment of borrowings	—	(126,904)	—	—	(126,904)
Net cash provided by financing activities	—	3,096	—	—	3,096
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(20,782)	230	—	(20,552)
Beginning balance	—	135,827	849	—	136,676
Ending balance	$—	$115,045	$1,079	$—	$116,124

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

We believe that our customers have allocated a higher portion of their luxury spending to online retailing in recent years and that our customers' expectations of a seamless shopping experience across our in-store and online channels have increased, and we expect these trends to continue for the foreseeable future. As a result, we have made investments and redesigned processes to integrate our shopping experience across channels so that it is consistent with our customers' shopping preferences and expectations. In particular, we have invested and continue to invest in technology and systems that further our omni-channel selling capabilities, and in fiscal year 2014, we realigned the management and merchandising responsibilities for our Neiman Marcus brand on an omni-channel basis. With the acceleration of omni-channel retailing and our past and ongoing investments in omni-channel initiatives, we believe the growth in our total comparable revenues and operating results are the best measures of our ongoing performance. As a result, effective August 3, 2014, we began viewing and reporting our specialty retail stores and online operation as a single, omni-channel reporting segment.

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  All references to the second quarter of fiscal year 2015 relate to the thirteen weeks ended January 31, 2015 of the Successor.  All references to the second quarter of fiscal year 2014 relate to the thirteen weeks ended February 1, 2014 of the Successor. All references to year-to-date fiscal 2015 relate to the twenty-six weeks ended January 31, 2015 of the Successor. All references to year-to-date fiscal 2014 relate to the combined twenty-six weeks ended February 1, 2014 (consisting of the thirteen weeks ended February 1, 2014 of the Successor and the thirteen weeks ended November 2, 2013 of the Predecessor).

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

Fiscal Year 2015 Summary

A summary of our operating results is as follows:

•
Revenues - Our revenues for the second quarter of fiscal year 2015 were $1,521.8 million, an increase of 6.2% compared to the second quarter of fiscal year 2014. In the second quarter of fiscal year 2015, revenues generated by our online operation aggregated $413.5 million, a comparable increase of 15.0% from the second quarter of the prior year. Our revenues for year-to-date fiscal 2015 were $2,708.3 million, an increase of 5.7% compared to year-to-date fiscal 2014. Revenues generated by our online operation aggregated $677.8 million in year-to-date fiscal 2015, a comparable increase of 14.7% from year-to-date fiscal 2014. Our revenues for the second quarter and year-to-date fiscal 2015 include revenues from MyTheresa of $35.8 million; such revenues are included in the revenues generated by our online operation but are excluded from all calculations of comparable revenues.

•
Cost of goods sold including buying and occupancy costs (excluding depreciation) (COGS) - COGS as a percentage of revenues for the second quarter and year-to-date fiscal 2015, compared to the corresponding periods of fiscal year 2014, were:

	Thirteen weeks ended		Twenty-six weeks ended
	January 31, 2015	February 1, 2014	January 31, 2015	February 1, 2014
	(Successor)	(Successor)	(Successor)	(Combined)
COGS, as reported	67.0%	73.5%	64.5%	67.9%
COGS, before purchase accounting adjustments	66.8%	66.6%	64.4%	64.0%

As a result of preliminary purchase accounting adjustments to revalue acquired inventories and subsequent sale of a portion of the acquired inventories, COGS was increased by $3.4 million in the second quarter of fiscal year 2015 (related to the MyTheresa acquisition) and $99.0 million in the second quarter of fiscal year 2014 (related to the Acquisition).

Compared to the prior year, COGS before purchase accounting adjustments increased by 0.2% of revenues in the second quarter of fiscal year 2015 and 0.4% of revenues in year-to-date fiscal 2015. The increases in COGS in the second quarter and year-to-date periods of fiscal year 2015 are primarily attributable to higher delivery and processing net costs.

At January 31, 2015, on-hand inventories totaled $1,111.7 million, a 7.0% increase from February 1, 2014.  At January 31, 2015, the carrying value of our on-hand inventories included inventories acquired in connection with the October 2014 acquisition of MyTheresa. At February 1, 2014, the carrying value of our on-hand inventories included unamortized purchase accounting adjustments of $30.6 million to state our inventories at fair value as of the Acquisition date. Excluding the acquired MyTheresa inventories and purchase accounting adjustments, on-hand inventories at January 31, 2015 increased by 5.7% from the prior year. Based on our current inventory position, we will continue to closely monitor and align our inventory levels and purchases with anticipated customer demand.

•
Selling, general and administrative expenses (excluding depreciation) (SG&A) - SG&A decreased by 0.1% of revenues compared to the second quarter of fiscal year 2014. The lower levels of SG&A expenses, as a percentage of revenues, in the second quarter of fiscal year 2015 primarily reflect 1) lower current incentive compensation costs, partially offset by 2) higher expenses driven primarily by the expansion of our small format stores and the acquisition of MyTheresa.

SG&A increased by 0.2% of revenues compared to year-to-date fiscal 2014. The higher levels of SG&A expenses, as a percentage of revenues, in year-to-date fiscal 2015 primarily reflect 1) higher expenses driven primarily by the expansion of our small format stores and the acquisition of MyTheresa, partially offset by 2) lower current incentive compensation costs.

Liquidity - Net cash provided by our operating activities was $121.8 million in year-to-date fiscal 2015 compared to $131.9 million in year-to-date fiscal 2014.  We held cash balances of $127.1 million at January 31, 2015 compared to $147.2 million at February 1, 2014.  At January 31, 2015, we had $125.0 million of borrowings outstanding under the Asset-Based Revolving Credit Facility, no outstanding letters of credit and $685.0 million of unused borrowing availability.

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

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net revenues for the periods indicated.

	Quarter-to-date		Year-to-date
	Thirteen weeks ended	Thirteen weeks ended	Twenty-six weeks ended	Twenty-six weeks ended
	January 31, 2015	February 1, 2014	January 31, 2015	February 1, 2014
	(Successor)	(Successor)	(Successor)	(Combined)

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs (excluding depreciation)	67.0	73.5	64.5	67.9
Selling, general and administrative expenses (excluding depreciation)	21.2	21.3	22.5	22.3
Income from credit card program	(1.0)	(1.1)	(1.1)	(1.2)
Depreciation expense	3.0	2.6	3.3	2.8
Amortization of intangible assets	1.0	2.5	1.9	1.7
Amortization of favorable lease commitments	0.9	0.9	1.0	0.7
Other expenses	0.2	4.6	0.8	7.0
Operating earnings (loss)	7.8	(4.3)	7.1	(1.1)
Interest expense, net	4.8	5.4	5.4	4.5
Earnings (loss) before income taxes	3.0	(9.7)	1.7	(5.6)
Income tax expense (benefit)	1.2	(3.8)	0.7	(1.8)
Net earnings (loss)	1.8%	(5.9)%	1.0%	(3.8)%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

	Quarter-to-date		Year-to-date
	Thirteen weeks ended	Thirteen weeks ended	Twenty-six weeks ended	Twenty-six weeks ended
	January 31, 2015	February 1, 2014	January 31, 2015	February 1, 2014
(in millions, except sales per square foot and store count)	(Successor)	(Successor)	(Successor)	(Combined)

CHANGE IN COMPARABLE REVENUES (1)
Total revenues	5.6%	5.5%	5.5%	5.6%
Online revenues	15.0%	15.1%	14.7%	13.1%

SALES PER SQUARE FOOT (2)	$174	$168	$319	$306

STORE COUNT
Neiman Marcus and Bergdorf Goodman full-line stores open during the period	43	43	43	43
Last Call stores:
Open at beginning of period	41	36	38	36
Opened during the period	1	—	4	—
Open at end of period	42	36	42	36

NON-GAAP FINANCIAL MEASURES
EBITDA (3)	$192.1	$24.9	$358.2	$103.0
Adjusted EBITDA (3)	$200.3	$191.9	$388.3	$385.2

(1)
Comparable revenues include 1) revenues derived from our retail stores open for more than fifty-two weeks, including stores that have been relocated or expanded and 2) revenues from our online operation.  Comparable revenues exclude revenues of 1) closed stores, 2) designer websites created and operated pursuant to contractual arrangements with certain designer brands that had expired by the first quarter of fiscal year 2015 and 3) MyTheresa, which was acquired in October 2014.

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise.  These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor.  Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise.  These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold.  We received vendor allowances of $47.5 million, or 1.8% of revenues, in year-to-date fiscal 2015 and $44.8 million, or 1.8% of revenues, in year-to-date fiscal 2014.  The amounts of vendor allowances we receive fluctuate based on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during year-to-date fiscal 2015 and 2014.

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

Advertising costs consist primarily of 1) online marketing costs, 2) advertising costs incurred related to the production of the photographic content for our websites and 3) costs incurred related to the production, printing and distribution of our print catalogs and other promotional materials mailed to our customers.  We receive advertising allowances from certain of our merchandise vendors.  Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media.  Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned.  Advertising allowances aggregated approximately $30.3 million, or 1.1% of revenues, in year-to-date fiscal 2015 and $27.9 million, or 1.1% of revenues, in year-to-date fiscal 2014.

We also receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendor’s merchandise.  These allowances are netted against the related compensation expense that we incur.  Amounts received from vendors related to compensation programs were $39.9 million, or 1.5% of revenues, in year-to-date fiscal 2015 and $37.3 million, or 1.5% of revenues, in year-to-date fiscal 2014.

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

Thirteen Weeks Ended January 31, 2015 Compared to Thirteen Weeks Ended February 1, 2014

Revenues.  Our revenues for the second quarter of fiscal year 2015 of $1,521.8 million increased by $89.0 million, or 6.2%, from $1,432.8 million in the second quarter of fiscal year 2014. Comparable revenues for the second quarter of fiscal year 2015 were $1,476.7 million compared to $1,399.0 million in the second quarter of fiscal year 2014, representing an increase of 5.6%.  New stores generated revenues of $9.3 million and MyTheresa generated revenues of $35.8 million in the second quarter of fiscal year 2015. In addition, revenues generated by our online operation aggregated $413.5 million, a comparable increase of 15.0% from the second quarter of the prior year.

Cost of goods sold including buying and occupancy costs (excluding depreciation). COGS for the second quarter of fiscal year 2015 was 67.0% of revenues compared to 73.5% of revenues for the second quarter of fiscal year 2014. COGS is further analyzed as follows:

	Thirteen weeks ended
	January 31, 2015 (Successor)		February 1, 2014 (Successor)
(in millions, except percentages)	$	% of revenues	$	% of revenues

COGS, as reported	$1,019.1	67.0%	$1,052.9	73.5%
Less: amortization of inventory step-up	(3.4)	(0.2)	(99.0)	(6.9)
COGS, before purchase accounting adjustments	$1,015.7	66.8%	$953.9	66.6%

As a result of preliminary purchase accounting adjustments to revalue acquired inventories and subsequent sale of a portion of the acquired inventories, COGS was increased by $3.4 million, or 0.2% of revenues, in the second quarter of fiscal year 2015 (related to the MyTheresa acquisition) and $99.0 million, or 6.9% of revenues, in the second quarter of fiscal year 2014 (related to the Acquisition).
COGS before purchase accounting adjustments increased to 66.8% of revenues in the second quarter of fiscal year 2015 from 66.6% of revenues in the prior fiscal year period. The increase in COGS before purchase accounting adjustments of 0.2% of revenues was primarily due to higher delivery and processing net costs due to the free shipping/free returns policy.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses as a percentage of revenues decreased to 21.2% of revenues in the second quarter of fiscal year 2015 compared to 21.3% of revenues in the prior year fiscal period.  The net decrease in SG&A expenses by 0.1% of revenues in the second quarter of fiscal year 2015 was primarily due to:

•	lower current incentive compensation costs of approximately 0.4% of revenues; partially offset by

•	higher expenses of approximately 0.3% of revenues driven primarily by the expansion of our small format stores and the acquisition of MyTheresa.
Income from credit card program.  Income from our credit card program was $14.7 million, or 1.0% of revenues, in the second quarter of fiscal year 2015 compared to $15.2 million, or 1.1% of revenues, in the second quarter of fiscal year 2014.

Depreciation and amortization expenses.  Depreciation expense was $45.0 million, or 3.0% of revenues, in the second quarter of fiscal year 2015 compared to $36.7 million, or 2.6% of revenues, in the second quarter of fiscal year 2014. Amortization of intangible assets (primarily customer lists and favorable lease commitments) aggregated $28.3 million, or 1.9% of revenues, in the second quarter of fiscal year 2015 compared to $49.5 million, or 3.5% of revenues, in the second quarter of fiscal year 2014. The decrease in amortization expense by 1.6% of revenues in the second quarter of fiscal year 2015 was due to lower amortization charges with respect to our customer lists in the second quarter of fiscal year 2015.

Other expenses.  Other expenses for the second quarter of fiscal year 2015 aggregated $2.7 million, or 0.2% of revenues, compared to $65.6 million, or 4.6% of revenues, in the second quarter of fiscal year 2014.  Other expenses in the second quarter of fiscal year 2015 include 1) costs associated with our ongoing investments in our omni-channel initiative and 2) costs incurred in connection with the MyTheresa acquisition, partially offset by 3) insurance recovery, net of investigative, legal and other costs related to the criminal cyber-attack on our systems (the Cyber-Attack). Other expenses in the second quarter of fiscal year 2014 include 1) transaction costs related to the Acquisition, 2) investigative, legal and other costs, net of insurance recovery, incurred in connection with the Cyber-Attack, 3) costs associated with ongoing investments in our omni-channel initiative and 4) other non-recurring expenses.

Operating earnings (loss).  In the second quarter of fiscal year 2015, we generated operating earnings of $118.8 million, or 7.8% of revenues, compared to an operating loss of $61.3 million, or 4.3% of revenues, in the second quarter of fiscal year 2014. Costs and expenses related to the Acquisition aggregated $152.2 million in the second quarter of fiscal year 2014.
Interest expense.  Net interest expense was $72.5 million, or 4.8% of revenues, in the second quarter of fiscal year 2015 and $77.9 million, or 5.4% of revenues, for the prior year fiscal period, reflecting lower interest charges incurred subsequent to the Refinancing Amendment with respect to the Senior Secured Term Loan Facility executed on March 13, 2014. The significant components of interest expense are as follows:

	Thirteen weeks ended
	January 31, 2015	February 1, 2014
(in thousands)	(Successor)	(Successor)

Asset-Based Revolving Credit Facility	$485	$258
Senior Secured Term Loan Facility	31,405	37,283
Cash Pay Notes	19,200	19,414
PIK Toggle Notes	13,125	13,271
2028 Debentures	2,226	2,227
Amortization of debt issue costs	6,143	5,145
Other, net	624	524
Capitalized interest	(743)	(263)
Interest expense, net	$72,465	$77,859

Income tax expense (benefit).  Our effective income tax rate was 40.0% for the second quarter of fiscal year 2015 and 39.6% on the loss for the second quarter of fiscal year 2014. Our effective income tax rates exceeded the federal statutory tax rate primarily due to:

•	non-deductible portion of transaction costs incurred in connection with acquisitions;

•	state income taxes; and

•
with respect to the second quarter of fiscal year 2014, the lack of a U.S. tax benefit related to the losses from our investment in a foreign e-commerce retailer (sold in the third quarter of fiscal year 2014).

We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions.  The Internal Revenue Service (IRS) is currently auditing our fiscal year 2012 federal income tax return.  With respect to state, local and foreign jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years before 2011.  We believe our recorded tax liabilities as of January 31, 2015 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

Twenty-six Weeks Ended January 31, 2015 Compared to Twenty-six Weeks Ended February 1, 2014

Revenues.  Our revenues for year-to-date fiscal 2015 of $2,708.3 million increased by $146.4 million, or 5.7%, from $2,561.9 million in year-to-date fiscal 2014.  Comparable revenues for the twenty-six weeks ended January 31, 2015 were $2,657.8 million compared to $2,518.7 million in year-to-date fiscal 2014, representing an increase of 5.5%. New stores generated revenues of $13.6 million and MyTheresa generated revenues of $35.8 million in year-to-date fiscal 2015. In addition, revenues generated by our online operation aggregated $677.8 million, a comparable increase of 14.7% from the prior year fiscal period.

Cost of goods sold including buying and occupancy costs (excluding depreciation). COGS for year-to-date fiscal 2015 was 64.5% of revenues compared to 67.9% of revenues for year-to-date fiscal 2014. COGS is further analyzed as follows:

	Twenty-six weeks ended
	January 31, 2015 (Successor)		February 1, 2014 (Combined)
(in millions, except percentages)	$	% of revenues	$	% of revenues

COGS, as reported	$1,747.5	64.5%	$1,738.3	67.9%
Less: amortization of inventory step-up	(3.4)	(0.1)	(99.0)	(3.9)
COGS, before purchase accounting adjustments	$1,744.1	64.4%	$1,639.3	64.0%

As a result of preliminary purchase accounting adjustments to revalue acquired inventories and subsequent sale of a portion of the acquired inventories, COGS was increased by $3.4 million, or 0.1% of revenues, in year-to-date fiscal 2015 (related to the MyTheresa acquisition) and $99.0 million, or 3.9% of revenues, in year-to-date fiscal 2014 (related to the Acquisition).
COGS before purchase accounting adjustments increased to 64.4% of revenues in year-to-date fiscal 2015 from 64.0% of revenues in the prior fiscal year period. The increase in COGS before purchase accounting adjustments of 0.4% of revenues was primarily due to higher delivery and processing net costs due to the free shipping/free returns policy we implemented on October 1, 2013 for our Neiman Marcus and Bergdorf Goodman brands.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses as a percentage of revenues increased to 22.5% of revenues in year-to-date fiscal 2015 compared to 22.3% of revenues in the prior year fiscal period.  The net increase in SG&A expenses by 0.2% of revenues in year-to-date fiscal 2015 was primarily due to:

•	higher expenses of approximately 0.3% of revenues driven primarily by the expansion of our small format stores and the acquisition of MyTheresa; partially offset by

•	lower current incentive compensation requirements of approximately 0.2% of revenues.
Income from credit card program.  Income from our credit card program was $28.9 million, or 1.1% of revenues, in year-to-date fiscal 2015 compared to $29.9 million, or 1.2% of revenues, in year-to-date fiscal 2014.

Depreciation and amortization expenses.  Depreciation expense was $88.5 million, or 3.3% of revenues, in year-to-date fiscal 2015 compared to $70.9 million, or 2.8% of revenues, in year-to-date fiscal 2014. Amortization of intangible assets (primarily customer lists and favorable lease commitments) aggregated $77.8 million, or 2.9% of revenues, in year-to-date fiscal 2015 compared to $61.3 million, or 2.4% of revenues, in year-to-date fiscal 2014. The increases in depreciation and amortization expenses by 1.0% of revenues in year-to-date fiscal 2015 were due to higher asset values attributable to fair value adjustments to our assets recorded in connection with the purchase price allocation to reflect the Acquisition.

Other expenses.  Other expenses for year-to-date fiscal 2015 aggregated $22.5 million, or 0.8% of revenues, compared to $179.5 million, or 7.0% of revenues, in year-to-date fiscal 2014.  Other expenses in year-to-date fiscal 2015 include 1) costs incurred in connection with the MyTheresa acquisition, 2) costs associated with our ongoing investments in our omni-channel initiative and 3) investigative, legal and other costs, net of insurance recovery, incurred in connection with the Cyber-Attack. Other expenses in year-to-date fiscal 2014 include 1) transaction costs related to the Acquisition, 2) investigative, legal and other costs, net of insurance recovery, incurred in connection with the Cyber-Attack, 3) costs associated with ongoing investments in our omni-channel initiative and 4) other non-recurring expenses.

Operating earnings (loss).  In year-to-date fiscal 2015, we generated operating earnings of $191.9 million, or 7.1% of revenues, compared to an operating loss of $29.2 million, or 1.1% of revenues, in year-to-date fiscal 2014. Costs and expenses related to the Acquisition aggregated $261.6 million in year-to-date fiscal 2014.
Interest expense.  Net interest expense was $145.1 million, or 5.4% of revenues, in year-to-date fiscal 2015 and $115.2 million, or 4.5% of revenues, for the prior year fiscal period, reflecting the higher level of indebtedness incurred in connection with the Acquisition.  The significant components of interest expense are as follows:

	Twenty-six weeks ended
	January 31, 2015	February 1, 2014
(in thousands)	(Successor)	(Combined)

Asset-Based Revolving Credit Facility	$715	$333
Senior Secured Term Loan Facility	62,984	40,970
Cash Pay Notes	38,400	22,187
PIK Toggle Notes	26,250	15,167
2028 Debentures	4,453	4,453
Former Asset-Based Revolving Credit Facility	—	477
Former Senior Secured Term Loan Facility	—	22,521
Amortization of debt issue costs	12,274	7,611
Other, net	1,177	1,858
Capitalized interest	(1,178)	(403)
Interest expense, net	$145,075	$115,174

Income tax expense (benefit).  Our effective income tax rate was 40.2% for year-to-date fiscal 2015, 39.6% on the loss for the second quarter of fiscal year 2014 and 152.9% on the loss for the first quarter of fiscal year 2014. Such rates exceeded the federal statutory tax rate primarily due to:

•	non-deductible portion of transaction costs incurred in connection with acquisitions;

•	state income taxes; and

•	the lack of a U.S. tax benefit related to the losses from our investment in a foreign e-commerce retailer (sold in the third quarter of fiscal year 2014).

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

The following table reconciles net earnings (loss) as reflected in our Condensed Consolidated Statements of Operations prepared in accordance with GAAP to EBITDA and Adjusted EBITDA (figures may not sum due to rounding):

	Quarter-to-date		Year-to-date
	Thirteen weeks ended	Thirteen weeks ended	Twenty-six weeks ended	Twenty-six weeks ended
	January 31, 2015	February 1, 2014	January 31, 2015	February 1, 2014
(dollars in millions)	(Successor)	(Successor)	(Successor)	(Combined)

Net earnings (loss)	$27.8	$(84.0)	$28.0	$(97.1)
Income tax expense (benefit)	18.5	(55.1)	18.8	(47.2)
Interest expense, net	72.5	77.9	145.1	115.2
Depreciation expense	45.0	36.7	88.5	70.9
Amortization of intangible assets and favorable lease commitments	28.3	49.5	77.8	61.3
EBITDA	$192.1	$24.9	$358.2	$103.0
EBITDA as a percentage of revenues	12.6%	1.7%	13.2%	4.0%
Other expenses	2.7	65.6	22.5	179.5
Amortization of inventory step-up	3.4	99.0	3.4	99.0
Non-cash stock-based compensation expense	2.1	2.4	4.3	4.9
Advisory fees and other	—	—	—	(1.1)
Adjusted EBITDA	$200.3	$191.9	$388.3	$385.2
Adjusted EBITDA as a percentage of revenues	13.2%	13.4%	14.3%	15.0%

Adjusted EBITDA as a percentage of revenues decreased by 0.2% of revenues in the second quarter of fiscal year 2015 compared to the second quarter of fiscal year 2014. This decrease was driven by an increase in COGS before purchase accounting adjustments, primarily driven by higher delivery and processing net costs.

Adjusted EBITDA as a percentage of revenues decreased by 0.7% of revenues in year-to-date fiscal 2015 compared to the year-to-date fiscal 2014. This decrease was driven by:

•	an increase in COGS before purchase accounting adjustments, primarily driven by higher delivery and processing net costs; and

•	an increase in SG&A expenses, primarily driven by higher selling costs and higher planned investments and initiatives costs, partially offset by lower current incentive compensation costs.

LIQUIDITY AND CAPITAL RESOURCES

Our cash requirements consist principally of:

•	the funding of our merchandise purchases;

•	debt service requirements;

•	capital expenditures for expansion and growth strategies, including new store construction, store renovations and upgrades of our management information systems;

•	income tax payments; and

•	obligations related to our defined benefit pension plan (Pension Plan).

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

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of inventories.  We have typically financed our cash requirements with available cash balances, cash flows from operations and, if necessary, with cash provided from borrowings under our Asset-Based Revolving Credit Facility.  We have $125.0 million of outstanding borrowings under our Asset-Based Revolving Credit Facility at January 31, 2015.

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

Cash provided by our operating activities was $121.8 million in year-to-date fiscal 2015 compared to $131.9 million in year-to-date fiscal 2014.  We held cash balances of $127.1 million at January 31, 2015 compared to $147.2 million at February 1, 2014.

Net cash used for investing activities was $301.1 million in year-to-date fiscal 2015 and $3,458.1 million in year-to-date fiscal 2014.  In year-to-date fiscal 2015, net cash used for investing activities includes cash payments of $181.7 million incurred in connection with the MyTheresa acquisition. In year-to-date fiscal 2014, net cash used for investing activities consisted primarily of payments of $3,388.6 million made in connection with the Acquisition.  Capital expenditures aggregated $119.4 million in year-to-date fiscal 2015 and $69.5 million in year-to-date fiscal 2014. Currently, we project gross capital expenditures for fiscal year 2015 to be approximately $285 to $300 million.  Net of developer contributions, capital expenditures for fiscal year 2015 are projected to be approximately $255 to $270 million.

Net cash provided by financing activities was $110.0 million in year-to-date fiscal 2015 comprised primarily of net borrowings under our Asset-Based Revolving Credit Facility to fund the MyTheresa acquisition and seasonal working capital requirements. Net cash provided by financing activities was $3,336.8 million in year-to-date fiscal 2014 comprised of the proceeds from net increases in debt incurred in connection with the Acquisition and cash equity contributions received in connection with the Acquisition.

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

Financing Structure at January 31, 2015

Our major sources of funds are comprised of vendor payment terms, the $900.0 million Asset-Based Revolving Credit Facility, the $2,913.2 million Senior Secured Term Loan Facility, $960.0 million Cash Pay Notes, $600.0 million PIK Toggle Notes, $125.0 million 2028 Debentures and operating leases, each as described in more detail below.

Asset-Based Revolving Credit Facility.  At January 31, 2015, the Asset-Based Revolving Credit Facility provided for a maximum committed borrowing capacity of $900.0 million.  The Asset-Based Revolving Credit Facility matures on October 25, 2018.  On January 31, 2015, we had $125.0 million of borrowings outstanding under this facility, no outstanding letters of credit and $685.0 million of unused borrowing availability.

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

The weighted average interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 1.42% at January 31, 2015.

See Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I — Item 1 for a further description of the terms of the Asset-Based Revolving Credit Facility.

Senior Secured Term Loan Facility.  At January 31, 2015, the outstanding balance under the Senior Secured Term Loan Facility was $2,913.2 million.  The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

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

The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.25% at January 31, 2015.

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

Interest Rate Caps.  At January 31, 2015, we had outstanding floating rate debt obligations of $3,038.2 million.  We have entered into interest rate cap agreements which cap LIBOR at 3.00% for an aggregate notional amount of $1,400.0 million from December 2014 through December 2016 to hedge the variability of our cash flows related to a portion of our floating rate indebtedness.  In the event LIBOR is less than the capped rate, we will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than the capped rate, we will pay interest at the capped rate.

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

ITEM 4.  CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of January 31, 2015, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis and within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b. Changes in Internal Control over Financial Reporting.

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems.  No change occurred in our internal controls over financial reporting during the quarter ended January 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

NEIMAN MARCUS GROUP LTD LLC
(Registrant)

Signature	Title	Date

/s/ T. Dale Stapleton	Senior Vice President	March 9, 2015
T. Dale Stapleton	and Chief Accounting Officer
(on behalf of the registrant and
as principal accounting officer)