Form 10-Q
period 2015-05-02
Neiman Marcus Group LTD LLC
filed 2015-06-12
CIK 1358651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 2, 2015

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

NEIMAN MARCUS GROUP LTD LLC

INDEX

		Page
Part I.	Financial Information

Item 1.	Condensed Consolidated Balance Sheets as of May 2, 2015, August 2, 2014 and May 3, 2014	1

	Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended May 2, 2015 and May 3, 2014	2

	Condensed Consolidated Statements of Operations for the Thirty-nine Weeks Ended May 2, 2015, Twenty-six Weeks Ended May 3, 2014 and Thirteen Weeks Ended November 2, 2013 (Predecessor)	3

	Condensed Consolidated Statements of Comprehensive Earnings (Loss) for the Thirteen Weeks Ended May 2, 2015 and May 3, 2014	4

	Condensed Consolidated Statements of Comprehensive Earnings (Loss) for the Thirty-nine Weeks Ended May 2, 2015, Twenty-six Weeks Ended May 3, 2014 and Thirteen Weeks Ended November 2, 2013 (Predecessor)	5

	Condensed Consolidated Statements of Cash Flows for the Thirty-nine Weeks Ended May 2, 2015, the Acquisition and Twenty-six Weeks Ended May 3, 2014 and Thirteen Weeks Ended November 2, 2013 (Predecessor)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	49

Item 4.	Controls and Procedures	49

Part II.	Other Information

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults Upon Senior Securities	50

Item 4.	Mine Safety Disclosures	50

Item 5.	Other Information	50

Item 6.	Exhibits	51

Signature		52

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	May 2, 2015	August 2, 2014	May 3, 2014
(in thousands, except units)	(Successor)	(Successor)	(Successor)
ASSETS
Current assets:
Cash and cash equivalents	$82,211	$196,476	$115,818
Merchandise inventories	1,173,262	1,069,632	1,053,450
Deferred income taxes	33,883	39,049	41,340
Other current assets	108,507	104,617	147,370
Total current assets	1,397,863	1,409,774	1,357,978

Property and equipment, net	1,439,657	1,390,266	1,363,521
Intangible assets, net	3,625,450	3,652,984	3,702,526
Goodwill	2,267,897	2,148,627	2,148,627
Other assets	140,578	160,075	167,570
Total assets	$8,871,445	$8,761,726	$8,740,222

LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$280,285	$375,085	$261,928
Accrued liabilities	457,504	452,172	438,906
Current portion of long-term debt	29,426	29,426	29,426
Total current liabilities	767,215	856,683	730,260

Long-term liabilities:
Long-term debt	4,708,612	4,580,521	4,632,824
Deferred income taxes	1,500,914	1,540,076	1,566,554
Other long-term liabilities	439,994	351,852	319,052
Total long-term liabilities	6,649,520	6,472,449	6,518,430

Membership unit (1 unit issued and outstanding at May 2, 2015, August 2, 2014 and May 3, 2014)	—	—	—
Member capital	1,584,106	1,584,106	1,583,256
Accumulated other comprehensive (loss) earnings	(43,144)	(17,429)	303
Accumulated deficit	(86,252)	(134,083)	(92,027)
Total member equity	1,454,710	1,432,594	1,491,532
Total liabilities and member equity	$8,871,445	$8,761,726	$8,740,222

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Thirteen weeks ended
	May 2, 2015	May 3, 2014
(in thousands)	(Successor)	(Successor)

Revenues	$1,220,100	$1,164,720
Cost of goods sold including buying and occupancy costs (excluding depreciation)	755,034	748,961
Selling, general and administrative expenses (excluding depreciation)	285,689	271,430
Income from credit card program	(11,899)	(13,222)
Depreciation expense	48,070	36,639
Amortization of intangible assets	16,035	36,017
Amortization of favorable lease commitments	13,640	13,525
Other expenses	5,571	8,418

Operating earnings	107,960	62,952

Interest expense, net	72,844	82,222

Earnings (loss) before income taxes	35,116	(19,270)

Income tax expense (benefit)	15,296	(11,266)

Net earnings (loss)	$19,820	$(8,004)

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Thirty-nine weeks ended	Twenty-six weeks ended	Thirteen weeks ended
	May 2, 2015	May 3, 2014	November 2, 2013
(in thousands)	(Successor)	(Successor)	(Predecessor)

Revenues	$3,928,416	$2,597,513	$1,129,138
Cost of goods sold including buying and occupancy costs (excluding depreciation)	2,502,553	1,801,885	685,408
Selling, general and administrative expenses (excluding depreciation)	894,666	575,995	266,388
Income from credit card program	(40,752)	(28,451)	(14,653)
Depreciation expense	136,590	73,331	34,239
Amortization of intangible assets	66,764	72,034	7,251
Amortization of favorable lease commitments	40,675	27,050	4,469
Other expenses	28,080	74,008	113,900

Operating earnings	299,840	1,661	32,136

Interest expense, net	217,919	160,081	37,315

Earnings (loss) before income taxes	81,921	(158,420)	(5,179)

Income tax expense (benefit)	34,090	(66,393)	7,919

Net earnings (loss)	$47,831	$(92,027)	$(13,098)

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(UNAUDITED)

	Thirteen weeks ended
	May 2, 2015	May 3, 2014
(in thousands)	(Successor)	(Successor)

Net earnings (loss)	$19,820	$(8,004)

Other comprehensive (loss) earnings:
Foreign currency translation adjustments, net of tax	(15,707)	—
Change in unrealized loss on financial instruments, net of tax	925	588
Change in unrealized loss on unfunded benefit obligations, net of tax	(57)	—
Total other comprehensive (loss) earnings	(14,839)	588

Total comprehensive earnings (loss)	$4,981	$(7,416)

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(UNAUDITED)

	Thirty-nine weeks ended	Twenty-six weeks ended	Thirteen weeks ended
	May 2, 2015	May 3, 2014	November 2, 2013
(in thousands)	(Successor)	(Successor)	(Predecessor)

Net earnings (loss)	$47,831	$(92,027)	$(13,098)

Other comprehensive (loss) earnings:
Foreign currency translation adjustments, net of tax	(21,684)	—	—
Change in unrealized loss on financial instruments, net of tax	(2,007)	303	610
Reclassification of realized loss on financial instruments to earnings, net of tax	—	—	224
Change in unrealized loss on unfunded benefit obligations, net of tax	(2,024)	—	490
Total other comprehensive (loss) earnings	(25,715)	303	1,324

Total comprehensive earnings (loss)	$22,116	$(91,724)	$(11,774)

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Thirty-nine weeks ended	Acquisition and Twenty-six weeks ended	Thirteen weeks ended
	May 2, 2015	May 3, 2014	November 2, 2013
(in thousands)	(Successor)	(Successor)	(Predecessor)
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$47,831	$(92,027)	$(13,098)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	262,446	183,405	48,425
Loss on debt extinguishment	—	7,882	—
Deferred income taxes	(49,207)	(119,637)	(6,326)
Non-cash charges related to acquisitions	10,159	145,062	—
Other	8,417	4,235	6,525
	279,646	128,920	35,526
Changes in operating assets and liabilities, excluding net assets acquired:
Merchandise inventories	(72,215)	105,014	(142,417)
Other current assets	141	46,556	12,111
Other assets	378	3,226	(1,484)
Accounts payable and accrued liabilities	(115,235)	(178,840)	107,091
Deferred real estate credits	30,098	589	1,484
Payment of deferred compensation in connection with the Acquisition	—	(16,623)	—
Net cash provided by operating activities	122,813	88,842	12,311

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(183,016)	(75,629)	(35,959)
Acquisition of Neiman Marcus Group LTD LLC	—	(3,388,585)	—
Acquisition of MyTheresa	(181,727)	—	—
Proceeds from sale of foreign e-commerce retailer	—	35,000	—
Net cash used for investing activities	(364,743)	(3,429,214)	(35,959)

CASH FLOWS - FINANCING ACTIVITIES
Borrowings under senior secured asset-based revolving credit facility	480,000	170,000	—
Repayment of borrowings under senior secured asset-based revolving credit facility	(330,000)	(125,000)	—
Borrowings under senior secured term loan facility	—	2,950,000	—
Repayment of borrowings under senior secured term loan facility	(22,070)	(14,732)	—
Borrowings under former senior secured asset-based revolving credit facility	—	—	130,000
Repayment of borrowings under former senior secured asset-based revolving credit facility	—	(145,000)	—
Repayment of borrowings under former senior secured term loan facility	—	(2,433,096)	(126,904)
Borrowings under cash pay notes	—	960,000	—
Borrowings under PIK toggle notes	—	600,000	—
Debt issuance costs paid	(265)	(178,606)	—
Cash equity contributions	—	1,556,500	—
Net cash provided by financing activities	127,665	3,340,066	3,096

CASH AND CASH EQUIVALENTS
Decrease during the period	(114,265)	(306)	(20,552)
Beginning balance	196,476	116,124	136,676
Ending balance	$82,211	$115,818	$116,124

Supplemental Schedule of Cash Flow Information
Cash paid during the period for:
Interest	$230,751	$124,809	$40,789
Income taxes	$58,416	$36,415	$7,544
Non-cash activities:
Equity contribution from management	$—	$26,756	$—
Contingent earn-out obligation incurred in connection with acquisition of MyTheresa	$50,043	$—	$—
See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.              Basis of Presentation

Neiman Marcus Group LTD LLC (the Company) is a luxury retailer conducting operations principally under the Neiman Marcus, Bergdorf Goodman and MyTheresa brand names.  References to “we,” “our” and “us” are used to refer to the Company or collectively to the Company and its subsidiaries, as appropriate to the context.  On October 25, 2013, the Company merged with and into Mariposa Merger Sub LLC (Mariposa) pursuant to an Agreement and Plan of Merger, dated September 9, 2013, by and among Neiman Marcus Group, Inc. (f/k/a NM Mariposa Holdings, Inc.) (Parent), Mariposa and the Company, with the Company surviving the merger (the Acquisition).  As a result of the Acquisition and the Conversion (as defined below), the Company is now a direct subsidiary of Mariposa Intermediate Holdings LLC (Holdings), which in turn is a direct subsidiary of Parent. Parent is owned by funds affiliated with Ares Management, L.P. and Canada Pension Plan Investment Board (together, the Sponsors) and certain co-investors.  On October 28, 2013, the Company and NMG (as defined below) each converted from a Delaware corporation to a Delaware limited liability company (the Conversion). Previously, the Company was a subsidiary of Newton Holding, LLC, which was controlled by investment funds affiliated with TPG Global, LLC (collectively with its affiliates, TPG) and Warburg Pincus LLC (together with TPG, the Former Sponsors).

The Company’s operations are conducted through its direct wholly owned subsidiary, The Neiman Marcus Group LLC (NMG).

The accompanying Condensed Consolidated Financial Statements are presented as “Predecessor” or “Successor” to indicate whether they relate to the period preceding the Acquisition or the period succeeding the Acquisition, respectively.  All significant intercompany accounts and transactions have been eliminated.

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  All references to (i) the third quarter of fiscal year 2015 relate to the thirteen weeks ended May 2, 2015, (ii) the third quarter of fiscal year 2014 relate to the thirteen weeks ended May 3, 2014, (iii) year-to-date fiscal 2015 relate to the thirty-nine weeks ended May 2, 2015 and (iv) year-to-date fiscal 2014 relate to the thirty-nine weeks ended May 3, 2014 (consisting of the twenty-six weeks ended May 3, 2014 of the Successor and the thirteen weeks ended November 2, 2013 of the Predecessor).

We have prepared the accompanying Condensed Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended.  Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended August 2, 2014.  In our opinion, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the applicable interim periods.

The luxury retail industry is seasonal in nature, with higher sales typically generated in the fall and holiday selling seasons.  Due to seasonal and other factors, the results of operations for the third quarter of fiscal year 2015 are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

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

While we believe that our past estimates and assumptions have been materially accurate, the amounts currently estimated are subject to change if different assumptions as to the outcome of future events were made.  We evaluate our estimates and assumptions on an ongoing basis and predicate those estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances.  We make adjustments to our estimates and assumptions when facts and circumstances dictate.  Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates and assumptions used in preparing the accompanying Condensed Consolidated Financial Statements.

We believe the following critical accounting policies, among others, encompass the more significant estimates, assumptions and judgments used in the preparation of the accompanying Condensed Consolidated Financial Statements:

•	allocation of the price paid to acquire the Company and MyTheresa (as described below) to our assets and liabilities as of the acquisition dates (as more fully described in Notes 2 and 3);

•	recognition of revenues;

•
valuation of merchandise inventories, including determination of original retail values, recognition of markdowns and vendor allowances, estimation of inventory shrinkage and determination of cost of goods sold;

•	determination of impairment of long-lived assets;

•	measurement of liabilities related to our loyalty program;

•	recognition of income taxes; and

•	measurement of accruals for general liability, workers’ compensation and health insurance claims and pension and postretirement health care benefits.
Segments. We believe that our customers have allocated a higher portion of their luxury spending to online retailing in recent years and that our customers increasingly expect a seamless shopping experience across our in-store and online channels, and we expect these trends to continue for the foreseeable future. As a result, we have made investments and redesigned processes to integrate our shopping experience across channels so that it is consistent with our customers' shopping preferences and expectations. In particular, we have invested and continue to invest in technology and systems that further our omni-channel retailing capabilities, and in fiscal year 2014, we realigned the management and merchandising responsibilities for our Neiman Marcus brand on an omni-channel basis. With the acceleration of omni-channel retailing and our past and ongoing investments in our omni-channel retail model, we believe the growth in our total comparable revenues and results of operations are the best measures of our ongoing performance. As a result, effective August 3, 2014, we began viewing and reporting our specialty retail stores and online operations as a single, omni-channel reporting segment.

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (the FASB) issued guidance to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most recent revenue recognition guidance. This new guidance is currently anticipated to be effective for us no earlier than the first quarter of fiscal year 2018 using one of two retrospective application methods. We are currently evaluating which application method to adopt and the impact of adopting this new accounting guidance on our Condensed Consolidated Financial Statements.

We do not expect that any other recently issued accounting pronouncements will have a material impact on our Condensed Consolidated Financial Statements.

2.              The Acquisition

The Acquisition was completed on October 25, 2013 and was financed by:

•	borrowings of $75.0 million under our senior secured asset-based revolving credit facility (as amended, the Asset-Based Revolving Credit Facility);

•
borrowings of $2,950.0 million under our senior secured term loan facility (as amended, the Senior Secured Term Loan Facility and, together with the Asset-Based Revolving Credit Facility, the Senior Secured Credit Facilities);

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

In connection with the allocation of the purchase price, we made estimates of the fair values of our long-lived and intangible assets based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information, and in some cases, valuation results from independent valuation specialists.  As of November 2, 2013, we recorded preliminary purchase accounting adjustments to increase the carrying value of our property and equipment and inventory, to revalue intangible assets for our tradenames, customer lists and favorable lease commitments and to revalue our long-term benefit plan obligations, among other things. We revised these preliminary purchase accounting adjustments during the second, third and fourth quarters of fiscal year 2014 as additional information became available. The final purchase accounting adjustments, as reflected in our Consolidated Balance Sheet as of August 2, 2014, were as follows (in millions):

Consideration payable to former equity holders (including $26.8 million management rollover)		$3,382.7
Capitalized transaction costs		32.7
Total consideration paid to effect the Acquisition		3,415.4

Net assets acquired at historical cost		821.9

Adjustments to state acquired assets at fair value:
(1) Increase carrying value of merchandise inventories	$129.6
(2) Increase carrying value of property and equipment	457.7
(3) Revalue intangible assets:
Tradenames	739.3
Other definite-lived intangible assets, primarily customer lists	492.1
Favorable lease commitments	799.8
(4) Change in carrying values of other assets and liabilities	(67.0)
(5) Write-off of historical deferred lease credits	102.3
(6) Write-off of historical debt issuance costs	(31.3)
(7) Write-off of historical goodwill	(1,263.4)
(8) Settlement of unvested Predecessor stock options (Note 10)	51.5
(9) Tax impact of valuation adjustments and other tax benefits	(965.7)
Total adjustments to state acquired assets at fair value		444.9
Net assets acquired at fair value		1,266.8

Excess purchase price related to the Acquisition recorded as goodwill		$2,148.6

The accompanying Condensed Consolidated Financial Statements as of May 3, 2014 and for the thirteen and twenty-six weeks then ended have been recast to reflect the final purchase accounting adjustments reflected in our Consolidated Balance Sheet as of August 2, 2014.

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
During the third quarter of fiscal year 2015, we finalized the allocation of the purchase price paid to the acquired assets and liabilities of MyTheresa. Acquired intangible assets and the contingent earn-out obligation at fair value are as follows:

(in millions)	Acquisition Fair Value

Customer lists	$18.8
Tradenames	74.8
Goodwill	140.0
Contingent earn-out obligation	50.0

MyTheresa results of operations are included in our condensed consolidated results of operations effective the second quarter of fiscal year 2015.

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
The following table shows the Company’s financial assets that are required to be measured at fair value on a recurring basis in our Condensed Consolidated Balance Sheets:

	Fair Value Hierarchy	May 2, 2015	August 2, 2014	May 3, 2014
(in thousands)		(Successor)	(Successor)	(Successor)
Other long-term assets:
Interest rate caps	Level 2	$106	$1,132	$2,000

Other long-term liabilities:
Contingent earn-out obligation	Level 3	$45,661	$—	$—

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

The carrying values of cash and cash equivalents, credit card receivables and accounts payable approximate fair value due to their short-term nature.  We determine the fair value of our long-term debt on a non-recurring basis, which results are summarized as follows:

		May 2, 2015 (Successor)		August 2, 2014 (Successor)		May 3, 2014 (Successor)
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Asset-Based Revolving Credit Facility	Level 2	$150,000	$150,000	$—	$—	$45,000	$45,000
Senior Secured Term Loan Facility	Level 2	2,905,842	2,920,371	2,927,912	2,907,797	2,935,268	2,935,268
Cash Pay Notes	Level 2	960,000	1,034,400	960,000	994,800	960,000	1,046,400
PIK Toggle Notes	Level 2	600,000	648,120	600,000	633,000	600,000	657,000
2028 Debentures	Level 2	122,196	125,320	122,035	127,500	121,982	125,156

We estimated the fair value of long-term debt using (i) prevailing market rates for debt of similar remaining maturities and credit risk for the Senior Secured Credit Facilities and (ii) quoted market prices of the same or similar issues for the Cash Pay Notes, the PIK Toggle Notes and the $125.0 million aggregate principal amount of 7.125% Debentures due 2028 (the 2028 Debentures and, together with the Cash Pay Notes and the PIK Toggle Notes, the Notes).

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

5.     Intangible Assets, Net and Goodwill

	May 2, 2015	August 2, 2014	May 3, 2014
(in thousands)	(Successor)	(Successor)	(Successor)

Favorable lease commitments, net	$1,054,092	$1,094,767	$1,108,291
Other definite-lived intangible assets, net	536,960	587,519	623,537
Tradenames	2,034,398	1,970,698	1,970,698
Intangible assets, net	$3,625,450	$3,652,984	$3,702,526

Goodwill	$2,267,897	$2,148,627	$2,148,627

Intangible Assets Subject to Amortization. Our definite-lived intangible assets, which primarily consist of customer lists, are amortized using accelerated methods which reflect the pattern in which we receive the economic benefit of the asset, currently estimated at 6 to 16 years (weighted average life of 13 years from acquisition).  Favorable lease commitments are amortized straight-line over the remaining lives of the leases, ranging from two to 55 years (weighted average life of 30 years from acquisition).

Total amortization of all intangible assets recorded in connection with acquisitions for the current and next five fiscal years is currently estimated as follows (in thousands):

May 3, 2015 through August 1, 2015	$28,815
2016	110,939
2017	105,031
2018	99,138
2019	96,014
2020	89,354

At May 2, 2015, accumulated amortization was $174.6 million for other definite-lived intangible assets and $81.2 million for favorable lease commitments.

Indefinite-lived Intangible Assets and Goodwill.  Indefinite-lived intangible assets, such as our Neiman Marcus, Bergdorf Goodman and MyTheresa tradenames and goodwill, are not subject to amortization.  Rather, we assess the recoverability of indefinite-lived intangible assets and goodwill in the fourth quarter of each fiscal year and upon the occurrence of certain events.

6.              Long-term Debt

The significant components of our long-term debt are as follows:

	Interest Rate	May 2, 2015	August 2, 2014	May 3, 2014
(in thousands)		(Successor)	(Successor)	(Successor)

Asset-Based Revolving Credit Facility	variable	$150,000	$—	$45,000
Senior Secured Term Loan Facility	variable	2,905,842	2,927,912	2,935,268
Cash Pay Notes	8.00%	960,000	960,000	960,000
PIK Toggle Notes	8.75%/9.50%	600,000	600,000	600,000
2028 Debentures	7.125%	122,196	122,035	121,982
Total debt		4,738,038	4,609,947	4,662,250
Less: current portion of Senior Secured Term Loan Facility		(29,426)	(29,426)	(29,426)
Long-term debt		$4,708,612	$4,580,521	$4,632,824
Asset-Based Revolving Credit Facility.  At May 2, 2015, we had a senior secured Asset-Based Revolving Credit Facility providing for a maximum committed borrowing capacity of $900.0 million. The Asset-Based Revolving Credit Facility matures on October 25, 2018.  On May 2, 2015, we had $150.0 million of borrowings outstanding under this facility, no outstanding letters of credit and $660.0 million of unused borrowing availability.

Availability under the Asset-Based Revolving Credit Facility is subject to a borrowing base.  The Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit (up to $150.0 million, with any such issuance of letters of credit reducing the amount available under the Asset-Based Revolving Credit Facility on a dollar-for-dollar basis) and for borrowings on same-day notice.  The borrowing base is equal to at any time the sum of (a) 90% of the net orderly liquidation value of eligible inventory, net of certain reserves, plus (b) 90% of the amounts owed by credit card processors in respect of eligible credit card accounts constituting proceeds from the sale or disposition of inventory, less certain reserves, plus (c) 100% of segregated cash held in a restricted deposit account.  To the extent that excess availability is not equal to or greater than the greater of (a) 10% of the lesser of (1) the aggregate revolving commitments and (2) the borrowing base and (b) $50.0 million, we will be required to maintain a fixed charge coverage ratio.

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

At May 2, 2015, borrowings under the Asset-Based Revolving Credit Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Deutsche Bank AG New York Branch (the administrative agent), (2) the federal funds effective rate plus ½ of 1.00% and (3) the adjusted one-month LIBOR plus 1.00%, or (b) LIBOR, subject to certain adjustments, in each case plus an applicable margin (1.25% at May 2, 2015).  The applicable margin is up to 0.75% with respect to base rate borrowings and up to 1.75% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on the average historical excess availability under the Asset-Based Revolving Credit Facility. The weighted average interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 1.78% at May 2, 2015.  In addition, we are required to pay a commitment fee in respect of unused commitments at a rate of 0.25% per annum.  We must also pay customary letter of credit fees and agency fees.

If at any time the aggregate amount of outstanding revolving loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Asset-Based Revolving Credit Facility exceeds the lesser of (a) the aggregate revolving commitments and (b) the borrowing base, we will be required to repay outstanding loans or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount.  If the excess availability under the Asset-Based Revolving Credit Facility is less than the greater of (a) 10% of the lesser of (1) the aggregate revolving commitments and (2) the borrowing base and (b) $50.0 million for a period of five or more consecutive business days, funds held in a collection account maintained with the agent would be applied to repay the loans and other obligations and cash collateralize letters of credit.  We would then be required to make daily deposits in the collection account maintained with the agent under the Asset-Based Revolving Credit Facility.

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

The Asset-Based Revolving Credit Facility is guaranteed by Holdings and each of our current and future direct and indirect wholly owned subsidiaries (subsidiary guarantors) other than (a) unrestricted subsidiaries, (b) certain immaterial subsidiaries, (c) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (d) certain holding companies of foreign subsidiaries, (e) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (f) any subsidiary that is prohibited by applicable law or contractual obligation from acting as a guarantor or which would require governmental approval to provide a guarantee. At May 2, 2015, the assets of non-guarantor subsidiaries, primarily NMG Germany GmbH (through which we conduct the operations of MyTheresa), aggregated $249.9 million, or 2.8% of consolidated total assets. All obligations under the Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of Holdings, the Company and the subsidiary guarantors.
The Asset-Based Revolving Credit Facility contains covenants limiting, among other things, dividends and other restricted payments, investments, loans, advances and acquisitions, and prepayments or redemptions of other indebtedness.  These covenants permit such restricted actions in an unlimited amount, subject to the satisfaction of certain payment conditions, principally that we must have (x) pro forma excess availability under the Asset-Based Revolving Credit Facility for each day of the 30-day period prior to such actions, which exceeds the greater of $90.0 million or 15% of the lesser of (a) the revolving commitments under the Asset-Based Revolving Credit Facility and (b) the borrowing base and (y) a pro forma fixed charge coverage ratio of at least 1.0 to 1.0, unless pro forma excess availability for each day of the 30-day period prior to such actions under the Asset-Based Revolving Credit Facility would exceed the greater of (1) $200.0 million and (2) 25% of the lesser of (i) the aggregate revolving commitments under the Asset-Based Revolving Credit Facility and (ii) the borrowing base.  The Asset-Based Revolving Credit Facility also contains customary affirmative covenants and events of default, including a cross-default provision in respect of any other indebtedness that has an aggregate principal amount exceeding $50.0 million.
For a more detailed description of the Asset-Based Revolving Credit Facility, refer to Note 7 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 2, 2014.

Senior Secured Term Loan Facility.  On October 25, 2013, we entered into a credit agreement and related security and other agreements for the $2,950.0 million Senior Secured Term Loan Facility. At May 2, 2015 (after giving effect to the Refinancing Amendment described below), the outstanding balance under the Senior Secured Term Loan Facility was $2,905.8 million. The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

The Senior Secured Term Loan Facility permits us to increase the term loans or add a separate tranche of term loans by an amount not to exceed $650.0 million plus an unlimited amount that would result (a) in the case of any incremental term loan facility to be secured equally and ratably with the term loans, a senior secured first lien net leverage ratio equal to or less than 4.25 to 1.00, and (b) in the case of any incremental term loan facility to be secured on a junior basis to the term loans, to be subordinated in right of payment to the term loans or unsecured and pari passu in right of payment with the term loans, a total net leverage ratio equal to or less than the total net leverage ratio as of October 25, 2013.

On March 13, 2014, we entered into a refinancing amendment with respect to the Senior Secured Term Loan Facility (the Refinancing Amendment). The Refinancing Amendment provided for an immediate reduction in the interest rate margin applicable to the loans outstanding under the Senior Secured Term Loan Facility from (a) 4.00% to 3.25% for LIBOR borrowings and (b) 3.00% to 2.25% for base rate borrowings. In addition, the interest rate margin in the event of a step down based on our senior secured first lien net leverage, as defined in the credit agreement governing the Senior Secured Term Loan Facility, was reduced from (1) 3.75% to 3.00% for LIBOR borrowings and (2) 2.75% to 2.00% for base rate borrowings. Substantially all other terms are consistent with the credit agreement governing the Senior Secured Term Loan Facility as of October 25, 2013, including the amortization schedule and maturity dates. In connection with the Refinancing Amendment, we incurred costs of $29.5 million, which were capitalized as debt issuance costs (included in other assets). In addition, we incurred a loss on debt extinguishment of $7.9 million, which primarily consisted of the write-off of debt issuance costs, previously incurred in connection with the initial issuance of the Senior Secured Term Loan Facility, allocable to lenders that no longer participate in the Senior Secured Term Loan Facility subsequent to the refinancing. The loss on debt extinguishment was recorded in the third quarter of fiscal year 2014 as a component of interest expense.

At May 2, 2015, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Credit Suisse AG (the administrative agent), (2) the federal funds effective rate plus ½ of 1.00% and (3) the adjusted one-month LIBOR plus 1.00%, or (b) an adjusted LIBOR (for a period equal to the relevant interest period, and in any event, never less than 1.00%), subject to certain adjustments, in each case plus an applicable margin.  The applicable margin is up to 2.25% with respect to base rate borrowings and up to 3.25% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on our senior secured first lien net leverage ratio.  The applicable margin with respect to outstanding LIBOR borrowings was 3.25% at May 2, 2015.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.25% at May 2, 2015.

Subject to certain exceptions and reinvestment rights, the Senior Secured Term Loan Facility requires that 100% of the net cash proceeds from certain asset sales and debt issuances and 50% (which percentage will be reduced to 25% if our senior secured first lien net leverage ratio, as defined in the credit agreement governing the Senior Secured Term Loan Facility, is equal to or less than 4.0 to 1.0 but greater than 3.5 to 1.0 and will be reduced to 0% if our senior secured first lien net leverage ratio is equal to or less than 3.5 to 1.0) from excess cash flow, as defined in the credit agreement governing the Senior Secured Term Loan Facility, for each of our fiscal years (commencing with the period ending July 26, 2015) must be used to prepay outstanding term loans under our Senior Secured Term Loan Facility at 100% of the principal amount to be prepaid, plus accrued and unpaid interest. We were not required to prepay any outstanding term loans pursuant to the annual excess cash flow requirements for fiscal year 2014.

We may repay all or any portion of the Senior Secured Term Loan Facility at any time, subject to redeployment costs in the case of prepayment of LIBOR borrowings other than the last day of the relevant interest period. The Senior Secured Term Loan Facility amortizes in equal quarterly installments in an amount equal to 1.00% per annum of the principal amount outstanding as of the Refinancing Amendment, less certain voluntary or mandatory prepayments, with the remaining balance due at final maturity.

Our Senior Secured Term Loan Facility is guaranteed by Holdings and each of our current and future subsidiary guarantors other than (a) unrestricted subsidiaries, (b) certain immaterial subsidiaries, (c) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (d) certain holding companies of foreign subsidiaries, (e) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (f) any subsidiary that is prohibited by applicable law or contractual obligation from acting as a guarantor or which would require governmental approval to provide a guarantee. As of May 2, 2015, the assets of non-guarantor subsidiaries, primarily NMG Germany GmbH (through which we conduct the operations of MyTheresa), aggregated $249.9 million, or 2.8% of consolidated total assets. All obligations under the Senior Secured Term Loan Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Holdings, the Company and the subsidiary guarantors.
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

Cash Pay Notes.  In connection with the Acquisition, we incurred indebtedness in the form of $960.0 million aggregate principal amount of 8.00% Senior Cash Pay Notes due 2021.  Interest on the Cash Pay Notes is payable semi-annually in arrears on each April 15 and October 15.  The Cash Pay Notes are guaranteed by the same entities that guarantee the Senior Secured Term Loan Facility, other than Holdings.  The Cash Pay Notes are unsecured and the guarantees are full and unconditional.  The Cash Pay Notes mature on October 15, 2021.

We may redeem the Cash Pay Notes, in whole or in part, at any time or from time to time prior to October 15, 2016, at a price equal to 100% of the principal amount of the Cash Pay Notes redeemed plus accrued and unpaid interest up to the redemption date plus the applicable premium. In addition, we may redeem up to 40% in the aggregate principal amount of the Cash Pay Notes with the net proceeds of certain equity offerings at any time and from time to time before October 15, 2016 at a redemption price equal to 108.00% of the face amount thereof, plus accrued and unpaid interest up to the date of redemption, so long as at least 50% of the original aggregate principal amount of the Cash Pay Notes remain outstanding after such redemption and such redemption occurs within 120 days of the equity offering. On and after October 15, 2016, we may redeem the Cash Pay Notes, in whole or in part, at the redemption prices set forth in the indenture governing the Cash Pay Notes.

For a more detailed description of the Cash Pay Notes, refer to Note 7 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 2, 2014.

PIK Toggle Notes.  In connection with the Acquisition, we incurred indebtedness in the form of $600.0 million aggregate principal amount of our 8.75%/9.50% Senior PIK Toggle Notes due 2021. The PIK Toggle Notes are guaranteed by the same entities that guarantee the Senior Secured Term Loan Facility, other than Holdings. The PIK Toggle Notes are unsecured and the guarantees are full and unconditional. The PIK Toggle Notes mature on October 15, 2021. Interest on the PIK Toggle Notes is payable semi-annually in arrears on each April 15 and October 15.  Interest on the PIK Toggle Notes was paid entirely in cash for the first two interest payments and now may be paid (i) entirely in cash (Cash Interest), (ii) entirely by increasing the principal amount of the PIK Toggle Notes by the relevant interest (PIK Interest), or (iii) 50% in Cash Interest and 50% in PIK Interest, subject to certain restrictions on the timing and number of elections of PIK Interest or partial PIK Interest payments.  Cash Interest on the PIK Toggle Notes accrues at a rate of 8.75% per annum.  PIK Interest on the PIK Toggle Notes accrues at a rate of 9.50% per annum.

We may redeem the PIK Toggle Notes, in whole or in part, at any time and from time to time prior to October 15, 2016, at a price equal to 100% of the principal amount of the PIK Toggle Notes redeemed plus accrued and unpaid interest up to the redemption date plus the applicable premium. In addition, we may redeem up to 40% in the aggregate principal amount of the PIK Toggle Notes with the net proceeds of certain equity offerings at any time and from time to time before October 15, 2016 at a redemption price equal to 108.75% of the face amount thereof, plus accrued and unpaid interest up to the date of redemption, so long as at least 50% of the original aggregate principal amount of the PIK Toggle Notes remain outstanding after such redemption and such redemption occurs within 120 days of the equity offering. On and after October 15, 2016, we may redeem the PIK Toggle Notes, in whole or in part, at the redemption prices set forth in the indenture governing the PIK Toggle Notes.

For a more detailed description of the PIK Toggle Notes, refer to Note 7 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 2, 2014.

2028 Debentures.  We have outstanding $125.0 million aggregate principal amount of our 7.125% Senior Debentures due 2028.  The 2028 Debentures are secured by a first lien security interest on certain collateral subject to liens granted under the Senior Secured Credit Facilities.  The 2028 Debentures are guaranteed on an unsecured, senior basis by the Company.  The guarantee is full and unconditional.  At May 2, 2015, our non-guarantor subsidiaries consisted principally of Bergdorf Goodman, Inc., through which we conduct the operations of our Bergdorf Goodman stores, NM Nevada Trust, which holds legal title to certain real property and intangible assets used by us in conducting our operations, and NMG Germany GmbH, through which we conduct the operations of MyTheresa.  The 2028 Debentures include certain restrictive covenants and a cross-acceleration provision in respect of any other indebtedness that has an aggregate principal amount exceeding $15.0 million.  The 2028 Debentures mature on June 1, 2028.

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

Maturities of Long-term Debt.  Annual maturities of long-term debt outstanding at May 2, 2015 during the current and next five fiscal years and thereafter are as follows (in millions):

May 3, 2015 through August 1, 2015	$7.4
2016	29.4
2017	29.4
2018	29.4
2019	179.4
2020	29.4
Thereafter	4,433.6

The previous table does not reflect future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

Interest Expense.  The significant components of interest expense are as follows:

	Quarter-to-date		Year-to-date
	Thirteen weeks ended	Thirteen weeks ended	Thirty-nine weeks ended	Twenty-six weeks ended	Thirteen weeks ended
	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014	November 2, 2013
(in thousands)	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)

Asset-Based Revolving Credit Facility	$402	$33	$1,117	$291	$75
Senior Secured Term Loan Facility	31,326	34,003	94,310	71,286	3,687
Cash Pay Notes	19,200	18,986	57,600	38,400	2,773
PIK Toggle Notes	13,125	12,979	39,375	26,250	1,896
2028 Debentures	2,227	2,227	6,680	4,454	2,226
Former Asset-Based Revolving Credit Facility	—	—	—	—	477
Former Senior Secured Term Loan Facility	—	—	—	—	22,521
Amortization of debt issue costs	6,143	5,845	18,417	10,990	2,466
Other, net	923	570	2,100	1,094	1,334
Capitalized interest	(502)	(303)	(1,680)	(566)	(140)
	$72,844	$74,340	$217,919	$152,199	$37,315
Loss on debt extinguishment	—	7,882	—	7,882	—
Interest expense, net	$72,844	$82,222	$217,919	$160,081	$37,315

We recorded interest expense of $8.4 million during the first quarter of fiscal year 2014 related to debt incurred as a result of the Acquisition.

7.              Derivative Financial Instruments

At May 2, 2015, we had outstanding floating rate debt obligations of $3,055.8 million. In April 2014, we entered into interest rate cap agreements (at a cost of $2.0 million) for an aggregate notional amount of $1,400.0 million to hedge the variability of our cash flows related to a portion of our floating rate indebtedness. The interest rate cap agreements cap LIBOR at 3.00% from December 2014 through December 2016 with respect to the $1,400.0 million notional amount of such agreements. In the event LIBOR is less than 3.00%, we will pay interest at the lower LIBOR rate. In the event LIBOR is higher than 3.00%, we will pay interest at the capped rate of 3.00%. On May 2, 2015, the fair value of our interest rate caps was $0.1 million.
Gains and losses realized due to the expiration of applicable portions of the interest rate caps are reclassified to interest expense at the time our quarterly interest payments are made.  Losses of $0.4 million were realized in the first quarter of fiscal year 2014. No gains or losses were realized in the third quarter of fiscal years 2015 and 2014, year-to-date fiscal 2015 or the twenty-six weeks ended May 3, 2014.

8.              Income Taxes

Our effective income tax rates are as follows:

	Quarter-to-date		Year-to-date
	Thirteen weeks ended	Thirteen weeks ended	Thirty-nine weeks ended	Twenty-six weeks ended	Thirteen weeks ended
	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014	November 2, 2013
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)

Effective income tax rate	43.6%	58.5%	41.6%	41.9%	152.9%

Our effective income tax rates for the third quarter of fiscal year 2015 and year-to-date fiscal 2015 exceeded the federal statutory tax rate due to the non-deductible portion of transaction and other costs incurred in connection with our acquisition of MyTheresa and state income taxes. Our effective income tax rates for the third quarter of fiscal year 2014, the twenty-six weeks ended May 3, 2014 and the first quarter of fiscal year 2014 exceeded the federal statutory tax rates due to the non-deductible portion of transaction costs incurred in connection with the Acquisition, state income taxes and the lack of a U.S. tax benefit related to the losses from our prior investment in a foreign e-commerce retailer.

At May 2, 2015, the gross amount of unrecognized tax benefits was $2.0 million ($1.3 million of which would impact our effective tax rate, if recognized).  We classify interest and penalties as a component of income tax expense and our liability for accrued interest and penalties was $4.6 million at May 2, 2015, $5.1 million at August 2, 2014 and $5.0 million at May 3, 2014.

We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions.  The Internal Revenue Service (IRS) is currently auditing our fiscal year 2012 and short-year 2013 federal income tax returns. With respect to state, local and foreign jurisdictions, with limited exceptions, we are no longer subject to income tax audits for fiscal years before 2011.  We believe our recorded tax liabilities as of May 2, 2015 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

Subsequent to the Acquisition, Parent and its subsidiaries, including the Company, file U.S. federal income taxes as a consolidated group.  The Company has elected to be treated as a corporation for U.S. federal income tax purposes and all operations of Parent are conducted through Holdings and its subsidiaries, including the Company. Income taxes are presented as if the Company and its subsidiaries are separate taxpayers from Parent. There are no differences between the Company's and Parent's current and deferred income taxes.

9.              Employee Benefit Plans

Description of Benefit Plans.  We currently maintain defined contribution plans consisting of a retirement savings plan (RSP) and a defined contribution supplemental executive retirement plan (Defined Contribution SERP Plan).  In addition, we sponsor a defined benefit pension plan (Pension Plan) and an unfunded supplemental executive retirement plan (SERP Plan), which provides certain employees additional pension benefits.  As of the third quarter of fiscal year 2010, benefits offered to all participants in our Pension Plan and SERP Plan were frozen.  Retirees and active employees hired prior to March 1, 1989 are eligible for certain limited postretirement health care benefits (Postretirement Plan) if they meet certain service and minimum age requirements.  We also sponsor an unfunded key employee deferred compensation plan, which provides certain employees with additional benefits.

Obligations for our employee benefit plans, included in other long-term liabilities, are as follows:

	May 2, 2015	August 2, 2014	May 3, 2014
(in thousands)	(Successor)	(Successor)	(Successor)

Pension Plan	$197,358	$189,890	$162,958
SERP Plan	109,515	113,787	108,481
Postretirement Plan	10,777	10,945	14,643
	317,650	314,622	286,082
Less: current portion	(5,814)	(6,602)	(5,754)
Long-term portion of benefit obligations	$311,836	$308,020	$280,328

Funding Policy and Plan Status.  Our policy is to fund the Pension Plan at or above the minimum level required by law.  In fiscal year 2014, we were not required to make contributions to the Pension Plan. As of May 2, 2015, we do not believe we will be required to make contributions to the Pension Plan for fiscal year 2015.  We will continue to evaluate voluntary contributions to our Pension Plan based upon the unfunded position of the Pension Plan, our available liquidity and other factors.

Cost of Benefits. The components of the expenses we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Quarter-to-date		Year-to-date
	Thirteen weeks ended	Thirteen weeks ended	Thirty-nine weeks ended	Twenty-six weeks ended	Thirteen weeks ended
	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014	November 2, 2013
(in thousands)	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)

Pension Plan:
Interest cost	$6,382	$6,420	$19,146	$12,201	$5,781
Expected return on plan assets	(6,234)	(6,167)	(18,702)	(12,333)	(6,401)
Net amortization of losses	—	—	—	—	1,095
Pension Plan expense (income)	$148	$253	$444	$(132)	$475

SERP Plan:
Interest cost	$1,126	$1,200	$3,378	$2,304	$1,104
SERP Plan expense	$1,126	$1,200	$3,378	$2,304	$1,104

Postretirement Plan:
Service cost	$3	$7	$9	$12	$5
Interest cost	113	173	339	315	142
Net amortization of prior service cost	—	—	—	—	(321)
Net amortization of (gains) losses	(93)	—	(279)	—	35
Postretirement Plan expense (income)	$23	$180	$69	$327	$(139)

10.       Stock-Based Compensation

Predecessor

Stock Options.  Predecessor had equity-based management arrangements, which authorized equity awards to be granted to certain management employees. At the time of the Acquisition, Predecessor stock options for 101,730 shares were outstanding, consisting of vested options for 67,899 shares and unvested options for 33,831 shares.  In connection with the Acquisition, previously unvested options became fully vested on October 25, 2013.

All Predecessor stock options were subject to settlement in connection with the Acquisition in amounts equal to the excess of the per share merger consideration over the exercise prices of such options.  The fair value of the consideration payable to holders of Predecessor stock options aggregated $187.4 million. Of such amount, $135.9 million represented the fair value of previously vested options, which was included in the consideration paid by the Sponsors to acquire the Company.  The remaining $51.5 million represented the fair value of previously unvested options. Such amount was expensed in the results of operations of the Successor for the second quarter of fiscal year 2014.

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

Co-Invest Options.  In connection with the Acquisition, certain executive officers of the Company rolled over a portion of the amounts otherwise payable in settlement of their Predecessor stock options into stock options of Parent representing a total of 56,979 shares of common stock of Parent (the Co-Invest Options).

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

Non-Qualified Stock Options.  Pursuant to the terms of the incentive plans, Parent granted time-vested and performance-vested non-qualified stock options to certain executive officers, non-executive officers and non-employee directors of the Company. These non-qualified stock options will expire no later than the tenth anniversary of the grant date and each grant consists of options to purchase an equal number of shares of Parent’s Class A common stock and Class B common stock.

Accounting for Successor Stock Options. Prior to an initial public offering (IPO), Parent generally has the right to repurchase shares issued upon exercise of vested stock options at the fair market value and shares underlying vested unexercised stock options for the difference between the fair market value of the underlying share and the exercise price in the event the optionee ceases to be an employee of the Company. However, if the optionee voluntarily leaves the Company without good reason or is terminated for cause, the repurchase price is the lesser of the exercise price of such options or the fair value of such awards at the employee termination date. In the event of the retirement of the optionee, the repurchase price is the fair value at the retirement date. Parent's repurchase rights expire upon completion of an IPO.

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

At May 2, 2015, the aggregate number of co-invest, time-vested and performance-vested options held by Retirement Eligible Optionees aggregated 99,910 options. The recorded liability with respect to such options was $22.2 million at May 2, 2015, $15.8 million at August 2, 2014 and $14.3 million at May 3, 2014. We recognize compensation expense, which is included in selling, general and administrative expenses, for stock options on a straight-line basis over the vesting/performance periods.

The following table sets forth certain summary information with respect to our stock options for the periods indicated.

	Quarter-to-date		Year-to-date
	Thirteen weeks ended	Thirteen weeks ended	Thirty-nine weeks ended	Twenty-six weeks ended	Thirteen weeks ended
	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014	November 2, 2013
(in thousands, except number of options and per option price)	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)

Stock compensation expense	$2,135	$2,376	$6,405	$4,752	$2,548

Stock option grants:
Number of options granted	2,240	12,008	8,243	157,992	—
Weighted average grant date fair value	$363	$407	$335	$407	$—

Stock option exercises:
Number of options exercised	—	—	118	—	65
Weighted average exercise price	$—	$—	$577	$—	$1,557

11.  Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss by component (amounts are recorded net of related income taxes):

(in thousands)	Foreign Currency Translation Adjustments	Unrealized Losses on Financial Instruments	Unfunded Benefit Obligations	Total
Successor:
Balance, August 2, 2014	$—	$(954)	$(16,475)	$(17,429)
Other comprehensive loss	—	(1,191)	(1,910)	(3,101)
Balance, November 1, 2014	$—	$(2,145)	$(18,385)	$(20,530)
Other comprehensive loss	(5,977)	(1,741)	(57)	(7,775)
Balance, January 31, 2015	$(5,977)	$(3,886)	$(18,442)	$(28,305)
Other comprehensive (loss) earnings	(15,707)	925	(57)	(14,839)
Balance, May 2, 2015	$(21,684)	$(2,961)	$(18,499)	$(43,144)

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

13.       Other Expenses

Other expenses consists of the following components:

	Quarter-to-date		Year-to-date
	Thirteen weeks ended	Thirteen weeks ended	Thirty-nine weeks ended	Twenty-six weeks ended	Thirteen weeks ended
	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014	November 2, 2013
(in thousands)	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)

Costs incurred in connection with the Acquisition:
Change-in-control cash payments due to Former Sponsors and management	$—	$—	$—	$—	$80,457
Stock-based compensation for accelerated vesting of Predecessor stock options (including non-cash charges of $15.4 million)	—	—	—	51,510	—
Other, primarily professional fees	—	—	—	1,732	28,942
Total transaction costs	—	—	—	53,242	109,399
MyTheresa acquisition costs	376	—	11,814	—	—
Expenses related to cyber-attack, net of insurance recovery	1,321	4,477	4,121	8,565	—
Equity in loss of foreign e-commerce retailer	—	1,550	—	3,613	1,523
Management fee due to Former Sponsors	—	—	—	—	2,823
Accretion of contingent earn-out obligation	1,672	—	3,326	—	—
Other non-recurring expenses	2,202	2,391	8,819	8,588	155
Other expenses	$5,571	$8,418	$28,080	$74,008	$113,900

We discovered in January 2014 that malicious software (malware) was clandestinely installed on our computer systems. In year-to-date fiscal 2015, we incurred investigative, legal and other expenses in connection with a cyber-attack. We expect to incur additional expenses related to the cyber-attack in the foreseeable future. Such expenses are not currently estimable but could be material to our future results of operations.

In the third quarter of fiscal year 2014, we sold our investment in a foreign e-commerce retailer, which was previously accounted for under the equity method, for $35.0 million, which amount equaled the carrying value of our investment.

14.       Commitments and Contingencies

Employment and Consumer Class Actions Litigation.  On April 30, 2010, a Class Action Complaint for Injunction and Equitable Relief was filed against the Company, Newton Holding, LLC, TPG Capital, L.P. and Warburg Pincus LLC in the U.S. District Court for the Central District of California by Sheila Monjazeb, individually and on behalf of other members of the general public similarly situated. On July 12, 2010, all defendants except for the Company were dismissed without prejudice, and on August 20, 2010, this case was dismissed by Ms. Monjazeb and refiled in the Superior Court of California for San Francisco County. This complaint, along with a similar class action lawsuit originally filed by Bernadette Tanguilig in 2007, sought monetary and injunctive relief and alleged that the Company has engaged in various violations of the California Labor Code and Business and Professions Code, including without limitation, by (i) asking employees to work “off the clock,” (ii) failing to provide meal and rest breaks to its employees, (iii) improperly calculating deductions on paychecks delivered to its employees and (iv) failing to provide a chair or allow employees to sit during shifts. The Monjazeb and Tanguilig class actions were deemed “related” cases and were then brought before the same trial court judge.  On October 24, 2011, the court granted the Company’s motion to compel Ms. Monjazeb and Juan Carlos Pinela (a co-plaintiff in the Tanguilig case) to arbitrate their individual claims in accordance with the Company’s Mandatory Arbitration Agreement, foreclosing their ability to pursue a class action in court. However, the court’s order compelling arbitration did not apply to Ms. Tanguilig because she is not bound by the Mandatory Arbitration Agreement.  Further, the court determined that Ms. Tanguilig could not be a class representative of employees who are subject to the Mandatory Arbitration Agreement, thereby limiting the putative class action to those associates who were employed between December 2003 and July 15, 2007 (the effective date of our Mandatory Arbitration Agreement).  Following the court’s order, Ms. Monjazeb and Mr. Pinela filed demands for arbitration with the American Arbitration Association (AAA) seeking to arbitrate not only their individual claims, but also class claims, which the Company asserted violated the class action waiver in the Mandatory Arbitration Agreement. This led to further proceedings in the trial court, a stay of the arbitrations, and a decision by the trial court, on its own motion, to reconsider its order compelling arbitration. The trial court ultimately decided to vacate its order compelling arbitration due to a recent California appellate court decision.  Following this ruling, the Company timely filed two separate appeals, one with respect to Mr. Pinela and one with respect to Ms. Monjazeb, with the California Court of Appeal, asserting that the trial court did not have jurisdiction to change its earlier determination of the enforceability of the arbitration agreement. The appeal with respect to Mr. Pinela has been fully briefed, and oral argument was held on June 9, 2015. The appeal with respect to Ms. Monjazeb was dismissed since final approval of the class action settlement (as described below) was granted.

Notwithstanding the appeal, the trial court decided to set certain civil penalty claims asserted by Ms. Tanguilig for trial on April 1, 2014. In these claims, Ms. Tanguilig sought civil penalties under the Private Attorneys General Act based on the Company's alleged failure to provide employees with meal periods and rest breaks in compliance with California law. On December 10, 2013, the Company filed a motion to dismiss all of Ms. Tanguilig’s claims, including the civil penalty claims, based on her failure to bring her claims to trial within five years as required by California law. After several hearings, on February 28, 2014, the court dismissed all of Ms. Tanguilig’s claims in the case and vacated the April 1, 2014 trial date. The court has awarded the Company its costs of suit in connection with the defense of Ms. Tanguilig’s claims, but denied its request of an attorneys’ fees award from Ms. Tanguilig. Ms. Tanguilig filed a notice of appeal from the dismissal of all her claims, as well as a second notice of appeal from the award of costs, both of which are pending before the California Court of Appeal. Should the California Court of Appeal reverse the trial court’s dismissal of all of Ms. Tanguilig’s claims, the litigation will resume, and Ms. Tanguilig will seek class certification of the claims asserted in her Third Amended Complaint. If this occurs, the scope of her class claims will likely be reduced by the class action settlement and release in the Monjazeb case (as described below); however, that settlement does not cover claims asserted by Ms. Tanguilig for alleged Labor Code violations from approximately December 19, 2003 to August 20, 2006 (the beginning of the settlement class period in the Monjazeb case). Briefing on the appeals is underway, but no date has been set for oral argument.

In Ms. Monjazeb's class action, a settlement was reached at a mediation held on January 25, 2014, and the court granted final approval of the settlement after the final approval hearing held on September 18, 2014. Notwithstanding the settlement of the Monjazeb class action, Ms. Tanguilig filed a motion on January 26, 2015 seeking to recover catalyst attorneys' fees from the Company. A hearing was held on February 24, 2015, and the court issued an order on February 25, 2015 allowing Ms. Tanguilig to proceed with her motion to recover catalyst attorneys' fees related to the Monjazeb settlement. On April 8, 2015, Ms. Tanguilig filed her motion for catalyst attorneys' fees. Briefing is underway, and the hearing on the motion is set for June 18, 2015. We will continue to vigorously contest this motion.

Based upon the settlement agreement with respect to Ms. Monjazeb's class action claims, we recorded our currently estimable liabilities with respect to both Ms. Monjazeb's and Ms. Tanguilig's employment class actions litigation claims in fiscal year 2014, which amount was not material to our financial condition or results of operations. With respect to the Monjazeb matter, the settlement funds have been paid by the Company and have been disbursed by the claims administrator in accordance with the settlement. We will continue to evaluate the Tanguilig matter, and our recorded reserve for such matter, based on subsequent events, new information and future circumstances.

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

On August 7, 2014, a putative class action complaint was filed against The Neiman Marcus Group LLC in Los Angeles County Superior Court by a customer, Linda Rubenstein, in connection with the Company's Last Call stores in California. Ms. Rubenstein alleges that the Company has violated various California consumer protection statutes by implementing a marketing and pricing strategy that suggests that clothing sold at Last Call stores in California was originally offered for sale at full-line Neiman Marcus stores when allegedly, it was not, and is allegedly of inferior quality to clothing sold at the full-line stores. Ms. Rubenstein also alleges that the Company lacks adequate information to support its comparative pricing labels. On September 12, 2014, we removed the case to the U.S. District Court for the Central District of California. On October 17, 2014, we filed a motion to dismiss the complaint, which the court granted on December 12, 2014. In its order dismissing the complaint, the court granted Ms. Rubenstein leave to file an amended complaint. Ms. Rubenstein filed her first amended complaint on December 22, 2014. On January 6, 2015, we filed a motion to dismiss the first amended complaint, which the court granted on March 2, 2015. In its order dismissing the first amended complaint, the court granted Ms. Rubenstein leave to file a second amended complaint, which she filed on March 17, 2015. On April 6, 2015, we filed a motion to dismiss the second amended complaint. On May 12, 2015, the court granted our motion to dismiss the second amended complaint in its entirety, without leave to amend, and on June 9, 2015, Ms. Rubenstein filed a notice to appeal the court's ruling.

On February 2, 2015, a putative class action complaint was filed against Bergdorf Goodman, Inc. in the Supreme Court of the State of New York, County of New York by Marney Zaslav. Ms. Zaslav seeks monetary relief and alleges that she and other similarly situated individuals were misclassified as interns exempt from minimum wage requirements instead of as employees and, therefore, were not provided with proper compensation under the New York Labor Law. The Company is vigorously defending this matter.

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

Cyber-Attack Class Actions Litigation. Three class actions relating to a cyber-attack on our computer systems in 2013 (the Cyber-Attack) were filed in January 2014 and later voluntarily dismissed by the plaintiffs between February and April 2014. The plaintiffs had alleged negligence and other claims in connection with their purchases by payment cards and sought monetary and injunctive relief. Melissa Frank v. The Neiman Marcus Group, LLC, et al., was filed in the U.S. District Court for the Eastern District of New York on January 13, 2014 but was voluntarily dismissed by the plaintiff on April 15, 2014, without prejudice to her right to re-file a complaint. Donna Clark v. Neiman Marcus Group LTD LLC was filed in the U.S. District Court for the Northern District of Georgia on January 27, 2014 but was voluntarily dismissed by the plaintiff on March 11, 2014, without prejudice to her right to re-file a complaint. Christina Wong v. The Neiman Marcus Group, LLC, et al., was filed in the U.S. District Court for the Central District of California on January 29, 2014, but was voluntarily dismissed by the plaintiff on February 10, 2014, without prejudice to her right to re-file a complaint. Three additional putative class actions relating to the Cyber-Attack were filed in March and April 2014, also alleging negligence and other claims in connection with plaintiffs’ purchases by payment cards. Two of the cases, Katerina Chau v. Neiman Marcus Group LTD, Inc., filed in the U.S. District Court for the Southern District of California on March 14, 2014, and Michael Shields v. The Neiman Marcus Group, LLC, filed in the U.S. District Court for the Southern District of California on April 1, 2014, were voluntarily dismissed, with prejudice as to Chau and without prejudice as to Shields. The third case, Hilary Remijas v. The Neiman Marcus Group, LLC, was filed on March 12, 2014 in the U.S. District Court for the Northern District of Illinois. On June 2, 2014, an amended complaint in the Remijas case was filed, which added three plaintiffs (Debbie Farnoush and Joanne Kao, California residents; and Melissa Frank, a New York resident) and asserted claims for negligence, implied contract, unjust enrichment, violation of various consumer protection statutes, invasion of privacy and violation of state data breach laws. The Company moved to dismiss the Remijas amended complaint on July 2, 2014. On September 16, 2014, the court granted the Company's motion to dismiss the Remijas case on the grounds that the plaintiffs lacked standing due to their failure to demonstrate an actionable injury. On September 25, 2014, plaintiffs appealed the district court's order dismissing the case to the Seventh Circuit Court of Appeals. Oral argument was held on January 23, 2015, and a decision is pending. Andrew McClease v. The Neiman Marcus Group, LLC was filed in the U.S. District Court for the Eastern District of North Carolina on December 30, 2014, alleging negligence and other claims in connection with Mr. McClease's purchase by payment card. On March 9, 2015, the McClease case was voluntarily dismissed without prejudice by stipulation of the parties.

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

Other.  We had no outstanding irrevocable letters of credit relating to purchase commitments and insurance and other liabilities at May 2, 2015.  We had approximately $3.1 million in surety bonds at May 2, 2015 relating primarily to merchandise imports and state sales tax and utility requirements.

15.  Condensed Consolidating Financial Information

2028 Debentures.  All of NMG’s obligations under the 2028 Debentures are guaranteed by the Company.  The guarantee by the Company is full and unconditional and is subject to automatic release if the requirements for legal defeasance or covenant defeasance of the 2028 Debentures are satisfied, or if NMG’s obligations under the indenture governing the 2028 Debentures are discharged.  Currently, the Company’s non-guarantor subsidiaries under the 2028 Debentures consist principally of (i) Bergdorf Goodman, Inc., through which we conduct the operations of our Bergdorf Goodman stores, (ii) NM Nevada Trust, which holds legal title to certain real property and intangible assets used by NMG in conducting its operations and (iii) NMG Germany GmbH, through which we conduct the operations of MyTheresa.

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

	May 2, 2015 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$70,490	$11,721	$—	$82,211
Merchandise inventories	—	988,955	184,307	—	1,173,262
Other current assets	—	127,129	15,363	(102)	142,390
Total current assets	—	1,186,574	211,391	(102)	1,397,863
Property and equipment, net	—	1,325,068	114,589	—	1,439,657
Intangible assets, net	—	641,446	2,984,004	—	3,625,450
Goodwill	—	1,669,365	598,532	—	2,267,897
Other assets	—	139,203	1,375	—	140,578
Intercompany notes receivable	—	150,000	—	(150,000)	—
Investments in subsidiaries	1,454,710	3,572,692	—	(5,027,402)	—
Total assets	$1,454,710	$8,684,348	$3,909,891	$(5,177,504)	$8,871,445
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$246,696	$33,589	$—	$280,285
Accrued liabilities	—	366,369	91,237	(102)	457,504
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	642,491	124,826	(102)	767,215
Long-term liabilities:
Long-term debt	—	4,708,612	—	—	4,708,612
Intercompany notes payable	—	—	150,000	(150,000)	—
Deferred income taxes	—	1,485,902	15,012	—	1,500,914
Other long-term liabilities	—	392,633	47,361	—	439,994
Total long-term liabilities	—	6,587,147	212,373	(150,000)	6,649,520
Total member equity	1,454,710	1,454,710	3,572,692	(5,027,402)	1,454,710
Total liabilities and member equity	$1,454,710	$8,684,348	$3,909,891	$(5,177,504)	$8,871,445

	August 2, 2014 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$195,004	$1,472	$—	$196,476
Merchandise inventories	—	953,936	115,696	—	1,069,632
Other current assets	—	131,894	11,772	—	143,666
Total current assets	—	1,280,834	128,940	—	1,409,774
Property and equipment, net	—	1,275,264	115,002	—	1,390,266
Intangible assets, net	—	708,125	2,944,859	—	3,652,984
Goodwill	—	1,669,364	479,263	—	2,148,627
Other assets	—	158,637	1,438	—	160,075
Investments in subsidiaries	1,432,594	3,560,258	—	(4,992,852)	—
Total assets	$1,432,594	$8,652,482	$3,669,502	$(4,992,852)	$8,761,726
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$343,783	$31,302	$—	$375,085
Accrued liabilities	—	375,640	76,532	—	452,172
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	748,849	107,834	—	856,683
Long-term liabilities:
Long-term debt	—	4,580,521	—	—	4,580,521
Deferred income taxes	—	1,540,076	—	—	1,540,076
Other long-term liabilities	—	350,442	1,410	—	351,852
Total long-term liabilities	—	6,471,039	1,410	—	6,472,449
Total member equity	1,432,594	1,432,594	3,560,258	(4,992,852)	1,432,594
Total liabilities and member equity	$1,432,594	$8,652,482	$3,669,502	$(4,992,852)	$8,761,726

	May 3, 2014 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$80,109	$35,709	$—	$115,818
Merchandise inventories	—	927,443	126,007	—	1,053,450
Other current assets	—	177,977	10,733	—	188,710
Total current assets	—	1,185,529	172,449	—	1,357,978
Property and equipment, net	—	1,248,659	114,862	—	1,363,521
Intangible assets, net	—	743,941	2,958,585	—	3,702,526
Goodwill	—	1,669,364	479,263	—	2,148,627
Other assets	—	166,112	1,458	—	167,570
Investments in subsidiaries	1,491,532	3,624,515	—	(5,116,047)	—
Total assets	$1,491,532	$8,638,120	$3,726,617	$(5,116,047)	$8,740,222
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$238,957	$22,971	$—	$261,928
Accrued liabilities	—	360,941	77,965	—	438,906
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	629,324	100,936	—	730,260
Long-term liabilities:
Long-term debt	—	4,632,824	—	—	4,632,824
Deferred income taxes	—	1,566,554	—	—	1,566,554
Other long-term liabilities	—	317,886	1,166	—	319,052
Total long-term liabilities	—	6,517,264	1,166	—	6,518,430
Total member equity	1,491,532	1,491,532	3,624,515	(5,116,047)	1,491,532
Total liabilities and member equity	$1,491,532	$8,638,120	$3,726,617	$(5,116,047)	$8,740,222

	Thirteen weeks ended May 2, 2015 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$977,352	$242,748	$—	$1,220,100
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	605,313	149,721	—	755,034
Selling, general and administrative expenses (excluding depreciation)	—	237,511	48,178	—	285,689
Income from credit card program	—	(10,603)	(1,296)	—	(11,899)
Depreciation expense	—	40,308	7,762	—	48,070
Amortization of intangible assets and favorable lease commitments	—	15,496	14,179	—	29,675
Other expenses	—	3,899	1,672	—	5,571
Operating earnings	—	85,428	22,532	—	107,960
Interest expense, net	—	72,407	437	—	72,844
Intercompany royalty charges (income)	—	35,624	(35,624)	—	—
Foreign currency loss (gain)	—	—	17,748	(17,748)	—
Equity in (earnings) loss of subsidiaries	(19,820)	(45,095)	—	64,915	—
Earnings (loss) before income taxes	19,820	22,492	39,971	(47,167)	35,116
Income tax expense (benefit)	—	15,561	(5,124)	4,859	15,296
Net earnings (loss)	$19,820	$6,931	$45,095	$(52,026)	$19,820
Total other comprehensive (loss) earnings, net of tax	(14,839)	868	(2,818)	1,950	(14,839)
Total comprehensive earnings (loss)	$4,981	$7,799	$42,277	$(50,076)	$4,981

	Thirteen weeks ended May 3, 2014 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$976,197	$188,523	$—	$1,164,720
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	636,890	112,071	—	748,961
Selling, general and administrative expenses (excluding depreciation)	—	236,426	35,004	—	271,430
Income from credit card program	—	(12,066)	(1,156)	—	(13,222)
Depreciation expense	—	32,304	4,335	—	36,639
Amortization of intangible assets and favorable lease commitments	—	35,817	13,725	—	49,542
Other expenses	—	6,868	1,550	—	8,418
Operating earnings	—	39,958	22,994	—	62,952
Interest expense, net	—	82,222	—	—	82,222
Intercompany royalty charges (income)	—	33,733	(33,733)	—	—
Equity in loss (earnings) of subsidiaries	8,004	(56,727)	—	48,723	—
(Loss) earnings before income taxes	(8,004)	(19,270)	56,727	(48,723)	(19,270)
Income tax benefit	—	(11,266)	—	—	(11,266)
Net (loss) earnings	$(8,004)	$(8,004)	$56,727	$(48,723)	$(8,004)
Total other comprehensive earnings (loss), net of tax	588	588	—	(588)	588
Total comprehensive (loss) earnings	$(7,416)	$(7,416)	$56,727	$(49,311)	$(7,416)

	Thirty-nine weeks ended May 2, 2015 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,203,081	$725,335	$—	$3,928,416
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,041,854	460,699	—	2,502,553
Selling, general and administrative expenses (excluding depreciation)	—	755,932	138,734	—	894,666
Income from credit card program	—	(36,633)	(4,119)	—	(40,752)
Depreciation expense	—	120,028	16,562	—	136,590
Amortization of intangible assets and favorable lease commitments	—	66,678	40,761	—	107,439
Other expenses	—	24,323	3,757	—	28,080
Operating earnings	—	230,899	68,941	—	299,840
Interest expense, net	—	215,675	2,244	—	217,919
Intercompany royalty charges (income)	—	114,650	(114,650)	—	—
Foreign currency loss (gain)	—	—	23,940	(23,940)	—
Equity in (earnings) loss of subsidiaries	(47,831)	(165,244)	—	213,075	—
Earnings (loss) before income taxes	47,831	65,818	157,407	(189,135)	81,921
Income tax expense (benefit)	—	35,373	(7,837)	6,554	34,090
Net earnings (loss)	$47,831	$30,445	$165,244	$(195,689)	$47,831
Total other comprehensive (loss) earnings, net of tax	(25,715)	(4,031)	(4,298)	8,329	(25,715)
Total comprehensive earnings (loss)	$22,116	$26,414	$160,946	$(187,360)	$22,116

	Twenty-six weeks ended May 3, 2014 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,187,471	$410,042	$—	$2,597,513
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,539,019	262,866	—	1,801,885
Selling, general and administrative expenses (excluding depreciation)	—	501,483	74,512	—	575,995
Income from credit card program	—	(25,958)	(2,493)	—	(28,451)
Depreciation expense	—	64,510	8,821	—	73,331
Amortization of intangible assets and favorable lease commitments	—	71,634	27,450	—	99,084
Other expenses	—	70,395	3,613	—	74,008
Operating (loss) earnings	—	(33,612)	35,273	—	1,661
Interest expense, net	—	160,081	—	—	160,081
Intercompany royalty charges (income)	—	74,725	(74,725)	—	—
Equity in loss (earnings) of subsidiaries	92,027	(109,998)	—	17,971	—
(Loss) earnings before income taxes	(92,027)	(158,420)	109,998	(17,971)	(158,420)
Income tax benefit	—	(66,393)	—	—	(66,393)
Net (loss) earnings	$(92,027)	$(92,027)	$109,998	$(17,971)	$(92,027)
Total other comprehensive earnings (loss), net of tax	303	303	—	(303)	303
Total comprehensive (loss) earnings	$(91,724)	$(91,724)	$109,998	$(18,274)	$(91,724)

	Thirteen weeks ended November 2, 2013 (Predecessor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$926,436	$202,702	$—	$1,129,138
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	568,665	116,743	—	685,408
Selling, general and administrative expenses (excluding depreciation)	—	229,935	36,453	—	266,388
Income from credit card program	—	(13,271)	(1,382)	—	(14,653)
Depreciation expense	—	31,057	3,182	—	34,239
Amortization of intangible assets and favorable lease commitments	—	8,773	2,947	—	11,720
Other expenses	—	112,377	1,523	—	113,900
Operating (loss) earnings	—	(11,100)	43,236	—	32,136
Interest expense, net	—	37,315	—	—	37,315
Intercompany royalty charges (income)	—	32,907	(32,907)	—	—
Equity in loss (earnings) of subsidiaries	13,098	(76,143)	—	63,045	—
(Loss) earnings before income taxes	(13,098)	(5,179)	76,143	(63,045)	(5,179)
Income tax expense	—	7,919	—	—	7,919
Net (loss) earnings	$(13,098)	$(13,098)	$76,143	$(63,045)	$(13,098)
Total other comprehensive earnings (loss), net of tax	1,324	1,324	—	(1,324)	1,324
Total comprehensive (loss) earnings	$(11,774)	$(11,774)	$76,143	$(64,369)	$(11,774)

	Thirty-nine weeks ended May 2, 2015 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$47,831	$30,445	$165,244	$(195,689)	$47,831
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	205,123	57,323	—	262,446
Deferred income taxes	—	(40,431)	(8,776)	—	(49,207)
Non-cash charges related to acquisitions	—	—	10,159	—	10,159
Other	—	2,381	23,422	(17,386)	8,417
Intercompany royalty income payable (receivable)	—	114,650	(114,650)	—	—
Equity in (earnings) loss of subsidiaries	(47,831)	(165,244)	—	213,075	—
Changes in operating assets and liabilities, net	—	(79,796)	(77,037)	—	(156,833)
Net cash provided by operating activities	—	67,128	55,685	—	122,813
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(169,307)	(13,709)	—	(183,016)
Acquisition of MyTheresa	—	—	(181,727)	—	(181,727)
Net cash used for investing activities	—	(169,307)	(195,436)	—	(364,743)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Asset-Based Revolving Credit Facility	—	480,000	—	—	480,000
Repayment of borrowings	—	(352,070)	—	—	(352,070)
Intercompany notes (receivable) payable	—	(150,000)	150,000	—	—
Debt issuance costs paid	—	(265)	—	—	(265)
Net cash (used for) provided by financing activities	—	(22,335)	150,000	—	127,665
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(124,514)	10,249	—	(114,265)
Beginning balance	—	195,004	1,472	—	196,476
Ending balance	$—	$70,490	$11,721	$—	$82,211

	Acquisition and Twenty-six weeks ended May 3, 2014 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net (loss) earnings	$(92,027)	$(92,027)	$109,998	$(17,971)	$(92,027)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expense	—	147,134	36,271	—	183,405
Loss on debt extinguishment	—	7,882	—	—	7,882
Deferred income taxes	—	(119,637)	—	—	(119,637)
Non-cash charges related to the Acquisition	—	145,062	—	—	145,062
Other	—	834	3,401	—	4,235
Intercompany royalty income payable (receivable)	—	74,725	(74,725)	—	—
Equity in loss (earnings) of subsidiaries	92,027	(109,998)	—	17,971	—
Changes in operating assets and liabilities, net	—	26,123	(66,201)	—	(40,078)
Net cash provided by operating activities	—	80,098	8,744	—	88,842
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(66,515)	(9,114)	—	(75,629)
Acquisition of Neiman Marcus Group LTD LLC	—	(3,388,585)	—	—	(3,388,585)
Proceeds from sale of foreign e-commerce retailer	—	—	35,000	—	35,000
Net cash (used for) provided by investing activities	—	(3,455,100)	25,886	—	(3,429,214)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Asset-Based Revolving Credit Facility	—	170,000	—	—	170,000
Borrowings under Senior Secured Term Loan Facility	—	2,950,000	—	—	2,950,000
Borrowings under Cash Pay Notes	—	960,000	—	—	960,000
Borrowings under PIK Toggle Notes	—	600,000	—	—	600,000
Repayment of borrowings	—	(2,717,828)	—	—	(2,717,828)
Debt issuance costs paid	—	(178,606)	—	—	(178,606)
Cash equity contributions	—	1,556,500	—	—	1,556,500
Net cash provided by financing activities	—	3,340,066	—	—	3,340,066
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(34,936)	34,630	—	(306)
Beginning balance	—	115,045	1,079	—	116,124
Ending balance	$—	$80,109	$35,709	$—	$115,818

	Thirteen weeks ended November 2, 2013 (Predecessor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net (loss) earnings	$(13,098)	$(13,098)	$76,143	$(63,045)	$(13,098)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expense	—	42,296	6,129	—	48,425
Deferred income taxes	—	(6,326)	—	—	(6,326)
Other	—	5,068	1,457	—	6,525
Intercompany royalty income payable (receivable)	—	32,907	(32,907)	—	—
Equity in loss (earnings) of subsidiaries	13,098	(76,143)	—	63,045	—
Changes in operating assets and liabilities, net	—	21,469	(44,684)	—	(23,215)
Net cash provided by operating activities	—	6,173	6,138	—	12,311
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(30,051)	(5,908)	—	(35,959)
Net cash used for investing activities	—	(30,051)	(5,908)	—	(35,959)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Former Asset-Based Revolving Credit Facility	—	130,000	—	—	130,000
Repayment of borrowings	—	(126,904)	—	—	(126,904)
Net cash provided by financing activities	—	3,096	—	—	3,096
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	—	(20,782)	230	—	(20,552)
Beginning balance	—	135,827	849	—	136,676
Ending balance	$—	$115,045	$1,079	$—	$116,124

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

Business Overview

We are a luxury retailer conducting operations principally under the Neiman Marcus, Bergdorf Goodman and MyTheresa brand names.

The Company is a subsidiary of Neiman Marcus Group, Inc. (f/k/a NM Mariposa Holdings, Inc.), a Delaware corporation (Parent), which is owned by funds affiliated with Ares Management, L.P. and Canada Pension Plan Investment Board (together, the Sponsors) and certain co-investors.  The Company’s operations are conducted through its wholly owned subsidiary, The Neiman Marcus Group LLC (NMG).  The Sponsors acquired the Company on October 25, 2013 (the Acquisition).  Prior to the Acquisition, we were owned by Newton Holding, LLC, which was controlled by investment funds affiliated with TPG Global, LLC (collectively with its affiliates, TPG) and Warburg Pincus LLC (together with TPG, the Former Sponsors).  The accompanying Condensed Consolidated Financial Statements are presented as “Predecessor” or “Successor” to indicate whether they relate to the period preceding the Acquisition or the period succeeding the Acquisition, respectively.  The Acquisition and the allocation of the purchase price have been recorded for accounting purposes as of November 2, 2013, the end of our first quarter of fiscal year 2014.

We believe that our customers have allocated a higher portion of their luxury spending to online retailing in recent years and that our customers increasingly expect a seamless shopping experience across our in-store and online channels, and we expect these trends to continue for the foreseeable future. As a result, we have made investments and redesigned processes to integrate our shopping experience across channels so that it is consistent with our customers' shopping preferences and expectations. In particular, we have invested and continue to invest in technology and systems that further our omni-channel retailing capabilities, and in fiscal year 2014, we realigned the management and merchandising responsibilities for our Neiman Marcus brand on an omni-channel basis. With the acceleration of omni-channel retailing and our past and ongoing investments in our omni-channel retail model, we believe the growth in our total comparable revenues and results of operations are the best measures of our ongoing performance. As a result, effective August 3, 2014, we began viewing and reporting our specialty retail stores and online operations as a single, omni-channel reporting segment.

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  All references to (1) the third quarter of fiscal year 2015 relate to the thirteen weeks ended May 2, 2015, (2) the third quarter of fiscal year 2014 relate to the thirteen weeks ended May 3, 2014, (3) year-to-date fiscal 2015 relate to the thirty-nine weeks ended May 2, 2015 and (4) year-to-date fiscal 2014 relate to the thirty-nine weeks ended May 3, 2014 (consisting of the twenty-six weeks ended May 3, 2014 of the Successor and the thirteen weeks ended November 2, 2013 of the Predecessor). We have prepared our presentation and discussion of the results of operations for the thirty-nine weeks ended May 3, 2014 by adding the operations and cash flows for the Predecessor thirteen-week period ended November 2, 2013 and the Successor twenty-six week period ended May 3, 2014. Although this combined presentation does not comply with GAAP, we believe that it assists readers in understanding and assessing the trends and significant changes in our results of operations, provides a more meaningful method of comparison and does not impact the drivers of the financial changes between the relevant periods. The combined results of operations have not been prepared on a pro forma basis under applicable regulations and may not reflect the actual results we would have achieved absent the Acquisition and may not be predictive of future results of operations.

Certain amounts presented in tables are subject to rounding adjustments and, as a result, the totals in such tables may not sum.

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

Summary of Results of Operations

A summary of our results of operations is as follows:

•
Revenues - Our revenues for the third quarter of fiscal year 2015 were $1,220.1 million, an increase of 4.8% compared to the third quarter of fiscal year 2014. Comparable revenues for the third quarter of fiscal year 2015 were $1,169.0 million compared to $1,143.9 million in the third quarter of fiscal year 2014, representing an increase of 2.2%. In the third quarter of fiscal year 2015, revenues generated by our online operations aggregated $330.4 million, representing a comparable increase of 13.3% from the third quarter of the prior year. Revenues from MyTheresa of $44.8 million are included in the revenues generated by our online operations for the third quarter of fiscal year 2015 but are excluded from all calculations of comparable revenues.

Our revenues for year-to-date fiscal 2015 were $3,928.4 million, an increase of 5.4% compared to year-to-date fiscal 2014. Comparable revenues for year-to-date fiscal 2015 were $3,826.8 million compared to $3,662.6 million in year-to-date fiscal 2014, representing an increase of 4.5%. Revenues generated by our online operations aggregated $1,014.0 million in year-to-date fiscal 2015, representing a comparable increase of 14.6% from year-to-date fiscal 2014. Revenues from MyTheresa of $80.6 million are included in the revenues generated by our online operations for year-to-date fiscal 2015 but are excluded from all calculations of comparable revenues.

•
Cost of goods sold including buying and occupancy costs (excluding depreciation) (COGS) - COGS as a percentage of revenues for the third quarter and year-to-date fiscal 2015, compared to the corresponding periods of fiscal year 2014, were:

	Thirteen weeks ended		Thirty-nine weeks ended
	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014
	(Successor)	(Successor)	(Successor)	(Combined)
COGS, as reported	61.9%	64.3%	63.7%	66.7%
COGS, before purchase accounting adjustments	61.6%	61.7%	63.5%	63.2%

As a result of purchase accounting adjustments to revalue acquired inventories and subsequent sale of a portion of the acquired inventories, COGS was increased by $3.5 million in the third quarter of fiscal year 2015 (related to the MyTheresa acquisition) and $30.6 million in the third quarter of fiscal year 2014 (related to the Acquisition).

Compared to the prior year, COGS before purchase accounting adjustments decreased by 0.1% of revenues in the third quarter of fiscal year 2015 and increased by 0.3% of revenues in year-to-date fiscal 2015. The decrease in COGS in the third quarter of fiscal year 2015 is primarily attributable to the leveraging of buying and occupancy costs on higher revenues. The increase in COGS in year-to-date fiscal 2015 is primarily attributable to higher delivery and processing net costs.

At May 2, 2015, on-hand inventories totaled $1,173.3 million, an 11.4% increase from May 3, 2014.  At May 2, 2015, the carrying value of our on-hand inventories included inventories acquired in connection with the October 2014 acquisition of MyTheresa. Excluding the acquired MyTheresa inventories, on-hand inventories at May 2, 2015 increased by 8.1% from the prior year. Based on our current inventory position, we will continue to closely monitor and align our inventory levels and purchases with anticipated customer demand.

•
Selling, general and administrative expenses (excluding depreciation) (SG&A) - SG&A increased by 0.1% of revenues compared to the third quarter of fiscal year 2014 and 0.2% of revenues compared to year-to-date fiscal 2014. The higher levels of SG&A expenses, as a percentage of revenues, primarily reflect (1) higher expenses driven by the recent expansion of our small format stores, the remodels of our full-line stores and the acquisition of MyTheresa, partially offset by (2) lower current incentive compensation costs.

Liquidity - Net cash provided by our operating activities was $122.8 million in year-to-date fiscal 2015 compared to $101.2 million in year-to-date fiscal 2014.  We held cash balances of $82.2 million at May 2, 2015 compared to $115.8 million at May 3,

2014.  At May 2, 2015, we had $150.0 million of borrowings outstanding under the Asset-Based Revolving Credit Facility, no outstanding letters of credit and $660.0 million of unused borrowing availability.

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

Outlook

Economic conditions have been and will continue to be impacted by a number of factors, including the rate of economic growth, changes and the volatility in the capital markets, changes in the housing market, unemployment levels, uncertainty regarding governmental spending and tax policies and overall consumer confidence. As a result, we intend to operate our business in a way that balances these economic conditions and current business trends with our long-term initiatives and growth strategies.

RESULTS OF OPERATIONS

Performance Summary

The following table sets forth certain items expressed as percentages of net revenues for the periods indicated.

	Quarter-to-date		Year-to-date
	Thirteen weeks ended	Thirteen weeks ended	Thirty-nine weeks ended	Thirty-nine weeks ended	Twenty-six weeks ended	Thirteen weeks ended
	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014	May 3, 2014	November 2, 2013
	(Successor)	(Successor)	(Successor)	(Combined)	(Successor)	(Predecessor)

Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs (excluding depreciation)	61.9	64.3	63.7	66.7	69.4	60.7
Selling, general and administrative expenses (excluding depreciation)	23.4	23.3	22.8	22.6	22.2	23.6
Income from credit card program	(1.0)	(1.1)	(1.0)	(1.2)	(1.1)	(1.3)
Depreciation expense	3.9	3.1	3.5	2.9	2.8	3.0
Amortization of intangible assets	1.3	3.1	1.7	2.1	2.8	0.6
Amortization of favorable lease commitments	1.1	1.2	1.0	0.8	1.0	0.4
Other expenses	0.5	0.7	0.7	5.0	2.8	10.1
Operating earnings	8.8	5.4	7.6	0.9	0.1	2.8
Interest expense, net	6.0	7.1	5.5	5.3	6.2	3.3
Earnings (loss) before income taxes	2.9	(1.7)	2.1	(4.4)	(6.1)	(0.5)
Income tax expense (benefit)	1.3	(1.0)	0.9	(1.6)	(2.6)	0.7
Net earnings (loss)	1.6%	(0.7)%	1.2%	(2.8)%	(3.5)%	(1.2)%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

	Quarter-to-date		Year-to-date
	Thirteen weeks ended	Thirteen weeks ended	Thirty-nine weeks ended	Thirty-nine weeks ended	Twenty-six weeks ended	Thirteen weeks ended
	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014	May 3, 2014	November 2, 2013
(in millions, except sales per square foot and store count)	(Successor)	(Successor)	(Successor)	(Combined)	(Successor)	(Predecessor)

CHANGE IN COMPARABLE REVENUES (1)
Total revenues	2.2%	5.9%	4.5%	5.7%	5.7%	5.7%
Online revenues	13.3%	12.4%	14.6%	13.3%	14.1%	11.2%

SALES PER SQUARE FOOT (2)	$140	$140	$457	$446	$308	$138

STORE COUNT
Neiman Marcus and Bergdorf Goodman full-line stores open at end of period	43	43	43	43	43	43
Last Call stores open at end of period	42	36	42	36	36	36

NON-GAAP FINANCIAL MEASURES
EBITDA (3)	$185.7	$149.1	$543.9	$252.2	$174.1	$78.1
Adjusted EBITDA (3)	$202.6	$194.4	$602.7	$587.1	$390.0	$197.2

(1)
Comparable revenues include (1) revenues derived from our retail stores open for more than fifty-two weeks, including stores that have been relocated or expanded and (2) revenues from our online operations.  Comparable revenues exclude revenues of (1) closed stores, (2) designer websites created and operated pursuant to contractual arrangements with certain designer brands that had expired by the first quarter of fiscal year 2015 and (3) MyTheresa, which was acquired in October 2014.

(2)
Sales per square foot are calculated as net sales of our Neiman Marcus and Bergdorf Goodman full-line stores for the applicable period divided by weighted average square footage.  Weighted average square footage includes a percentage of period-end square footage for new and closed stores equal to the percentage of the period during which they were open. Our small format stores (Last Call and CUSP) are not included in this calculation.

(3)
For an explanation of EBITDA and Adjusted EBITDA as measures of our operating performance and a reconciliation to net earnings (loss), see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”

Factors Affecting Our Results

Revenues.  We generate our revenues from the sale of luxury merchandise.  Components of our revenues include:

•
Sales of merchandise—Revenues are recognized at the later of the point-of-sale or the delivery of goods to the customer.  Revenues are reduced when our customers return goods previously purchased.  We maintain reserves for anticipated sales returns primarily based on our historical trends.  Revenues exclude sales taxes collected from our customers.

•	Delivery and processing—We generate revenues from delivery and processing charges related to certain merchandise deliveries to our customers.

Our revenues can be affected by the following factors:

•	general economic conditions;

•	changes in the level of consumer spending generally and, specifically, on luxury goods;

•	our ability to acquire goods meeting customers’ tastes and preferences;

•	changes in the level of full-price sales;

•	changes in the level and timing of promotional events conducted;

•	changes in the level of delivery and processing revenues collected from our customers;

•	our ability to successfully implement our expansion and growth strategies; and

•	changes in the composition and the rate of growth of our sales transacted in store and online.

In addition, our revenues are seasonal, as discussed below under “Seasonality.”

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS consists of the following components:

•
Inventory costs—We utilize the retail inventory method of accounting.  Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio, for various groupings of similar items, to the retail value of our inventories.  The cost of the inventory reflected on the Condensed Consolidated Financial Statements is decreased by charges to cost of goods sold at average cost and the retail value of the inventory is lowered through the use of markdowns.  Our net earnings are negatively impacted when merchandise is marked down.  With the introduction of new fashions in the first and third fiscal quarters of each fiscal year and our emphasis on full-price selling in these quarters, a lower level of markdowns and higher margins are characteristic of these quarters.

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise.  These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor.  Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise.  These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold.  We received vendor allowances of $55.0 million, or 1.4% of revenues, in year-to-date fiscal 2015 and $52.0 million, or 1.4% of revenues, in year-to-date fiscal 2014.  The amounts of vendor allowances we receive fluctuate based on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during year-to-date fiscal 2015 and 2014.

Changes in our COGS as a percentage of revenues can be affected by the following factors:

•	our ability to order an appropriate amount of merchandise to match customer demand and the related impact on the level of net markdowns and promotions costs incurred;

•	customer acceptance of and demand for the merchandise we offer in a given season and the related impact of such factors on the level of full-price sales;

•	factors affecting revenues generally, including pricing and promotional strategies, product offerings and actions taken by competitors;

•	changes in delivery and processing costs and our ability to pass such costs on to our customers;

•	changes in occupancy costs primarily associated with the opening of new stores or distribution facilities; and

•	the amount of vendor reimbursements we receive during the reporting period.

Selling, general and administrative expenses (excluding depreciation).  SG&A principally consists of costs related to employee compensation and benefits in the selling and administrative support areas and advertising and marketing costs.  A significant portion of our SG&A expenses is variable in nature and is dependent on the revenues we generate.

Advertising costs consist primarily of (i) online marketing costs, (ii) advertising costs incurred related to the production of the photographic content for our websites and (iii) costs incurred related to the production, printing and distribution of our print catalogs and other promotional materials mailed to our customers.  We receive advertising allowances from certain of our merchandise vendors.  Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media.  Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned.  Advertising allowances aggregated approximately $47.9 million, or 1.2% of revenues, in year-to-date fiscal 2015 and $47.4 million, or 1.3% of revenues, in year-to-date fiscal 2014.

We also receive allowances from certain merchandise vendors in connection with compensation programs for employees who sell the vendor’s merchandise.  These allowances are netted against the related compensation expenses that we incur.  Amounts received from vendors related to compensation programs were $59.3 million, or 1.5% of revenues, in year-to-date fiscal 2015 and $56.4 million, or 1.5% of revenues, in year-to-date fiscal 2014.

Changes in our SG&A expenses are affected primarily by the following factors:

•	changes in the level of our revenues;

•
changes in the number of sales associates, which are primarily due to new store openings and expansion of existing stores, and the health care and related benefits expenses incurred as a result of such changes;

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

•	decrease based upon the level of future marketing and other services we provide to Capital One.

Effective income tax rate. Our effective income tax rate may fluctuate from period to period due to a variety of factors, including changes in our assessment of certain tax contingencies, valuation allowances, changes in federal and state tax laws, outcomes of administrative audits, the impact of accounting for stock-based compensation, changes in our corporate structure, the impact of other discrete or non-recurring items and the mix of earnings among our U.S. and international operations, where the statutory rates are generally lower than in the United States. As a result, our effective income tax rate may vary significantly from the federal statutory tax rate.

While our future effective income tax rate will depend on the factors described above, we currently anticipate that our effective income tax rate in future periods will be closer to our historical effective income tax rates at approximately 39.2%.

Seasonality

We conduct our selling activities in two primary selling seasons—Fall and Spring.  The Fall season is comprised of our first and second fiscal quarters and the Spring season is comprised of our third and fourth fiscal quarters.

Our first fiscal quarter is generally characterized by a higher level of full-price sales with a focus on the initial introduction of Fall season fashions.  Marketing activities designed to stimulate customer purchases, a lower level of markdowns and higher margins are characteristic for this quarter.  The second fiscal quarter is more focused on promotional activities related to the December holiday season, the early introduction of resort season collections from certain designers and the sale of Fall season goods on a marked-down basis.  As a result, margins are typically lower in the second fiscal quarter.  However, due to the seasonal increase in revenues that occurs during the holiday season, the second fiscal quarter is typically the quarter in which our revenues are the highest and in which expenses as a percentage of revenues are the lowest.  Our working capital requirements are also the greatest in the first and second fiscal quarters as a result of higher seasonal requirements.

Our third fiscal quarter is generally characterized by a higher level of full-price sales with a focus on the initial introduction of Spring season fashions.  Marketing activities designed to stimulate customer purchases, a lower level of markdowns and higher margins are again characteristic for this quarter.  Revenues are generally the lowest in the fourth fiscal quarter with a focus on promotional activities offering Spring season goods to customers on a marked-down basis, resulting in lower margins during the quarter.  Our working capital requirements are typically lower in the third and fourth fiscal quarters compared to the other quarters.

A large percentage of our merchandise assortment, particularly in the apparel, fashion accessories and shoe categories, is ordered months in advance of the introduction of such goods.  For example, women’s apparel, men’s apparel, shoes and handbags are typically ordered six to nine months in advance of the products being offered for sale while jewelry and other categories are typically ordered three to six months in advance.  As a result, our success depends in large part on our ability to identify fashion trends and consumer shopping preferences and to identify and react effectively to rapidly changing consumer demands in a timely manner.

We monitor the sales performance of our inventories throughout each season.  We seek to order additional goods to supplement our original purchasing decisions when the level of customer demand is higher than originally anticipated.  However, in certain merchandise categories, particularly fashion apparel, our ability to purchase additional goods can be limited.  This can result in lost sales opportunities in the event of higher than anticipated demand for the merchandise we offer or a higher than anticipated level of consumer spending.  Conversely, in the event we buy merchandise that is not accepted by our customers or the level of consumer spending is less than we anticipated, we could incur a higher than anticipated level of markdowns, net of vendor allowances, resulting in lower operating profits.  Any failure on our part to anticipate, identify and respond effectively to these changes could adversely affect our business, financial condition and results of operations.

Results of Operations for the Thirteen Weeks Ended May 2, 2015 Compared to the Thirteen Weeks Ended May 3, 2014

Revenues.  Our revenues for the third quarter of fiscal year 2015 of $1,220.1 million increased by $55.4 million, or 4.8%, from $1,164.7 million in the third quarter of fiscal year 2014. Comparable revenues for the third quarter of fiscal year 2015 were $1,169.0 million compared to $1,143.9 million in the third quarter of fiscal year 2014, representing an increase of 2.2%.  New stores generated revenues of $6.3 million and MyTheresa generated revenues of $44.8 million in the third quarter of fiscal year 2015. In addition, revenues generated by our online operations aggregated $330.4 million, representing a comparable increase of 13.3% from the third quarter of the prior year. Revenues from MyTheresa are included in revenues generated by our online operations but are excluded from all calculations of comparable revenues.

Cost of goods sold including buying and occupancy costs (excluding depreciation). COGS for the third quarter of fiscal year 2015 compared to the third quarter of fiscal year 2014 were:

	Thirteen weeks ended
	May 2, 2015 (Successor)		May 3, 2014 (Successor)
(in millions, except percentages)	$	% of revenues	$	% of revenues

COGS, as reported	$755.0	61.9%	$749.0	64.3%
Less: amortization of inventory step-up	(3.5)	(0.3)	(30.6)	(2.6)
COGS, before purchase accounting adjustments	$751.5	61.6%	$718.4	61.7%

As a result of purchase accounting adjustments to revalue acquired inventories and subsequent sale of a portion of the acquired inventories, COGS was increased by $3.5 million, or 0.3% of revenues, in the third quarter of fiscal year 2015 (related to the MyTheresa acquisition) and $30.6 million, or 2.6% of revenues, in the third quarter of fiscal year 2014 (related to the Acquisition).
COGS before purchase accounting adjustments decreased to 61.6% of revenues in the third quarter of fiscal year 2015 from 61.7% of revenues in the third quarter of fiscal year 2014. The decrease in COGS before purchase accounting adjustments of 0.1% of revenues was primarily due to the leveraging of buying and occupancy costs on higher revenues.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses as a percentage of revenues increased to 23.4% of revenues in the third quarter of fiscal year 2015 compared to 23.3% of revenues in the third quarter of fiscal year 2014.  The net increase in SG&A expenses by 0.1% of revenues in the third quarter of fiscal year 2015 was primarily due to:

•	higher expenses of approximately 0.4% of revenues driven by the recent expansion of our small format stores, the remodels of our full-line stores and the acquisition of MyTheresa; partially offset by

•	lower current incentive compensation costs of approximately 0.4% of revenues.
Income from credit card program.  Income from our credit card program was $11.9 million, or 1.0% of revenues, in the third quarter of fiscal year 2015 compared to $13.2 million, or 1.1% of revenues, in the third quarter of fiscal year 2014, reflecting the decrease in income generated by our credit card portfolio.

Depreciation and amortization expenses.  Depreciation expense was $48.1 million, or 3.9% of revenues, in the third quarter of fiscal year 2015 compared to $36.6 million, or 3.1% of revenues, in the third quarter of fiscal year 2014. The increase in depreciation expense by 0.8% of revenues in the third quarter of fiscal year 2015 was primarily due to higher levels of capital spending. Amortization of intangible assets (primarily customer lists and favorable lease commitments) aggregated $29.7 million, or 2.4% of revenues, in the third quarter of fiscal year 2015 compared to $49.5 million, or 4.3% of revenues, in the third quarter of fiscal year 2014. The decrease in amortization expense by 1.9% of revenues in the third quarter of fiscal year 2015 was due to lower amortization charges with respect to our customer lists in the third quarter of fiscal year 2015.

Other expenses.  Other expenses for the third quarter of fiscal year 2015 aggregated $5.6 million, or 0.5% of revenues, compared to $8.4 million, or 0.7% of revenues, in the third quarter of fiscal year 2014.  Other expenses in the third quarter of fiscal year 2015 include (i) costs associated with our ongoing investments in our omni-channel initiative, (ii) costs incurred in connection with the MyTheresa acquisition and (iii) investigative, legal and other expenses, net of insurance recovery, related to the cyber-attack on our systems discovered in January 2014 (the Cyber-Attack). Other expenses in the third quarter of fiscal year 2014 include (i) investigative, legal and other expenses incurred in connection with the Cyber-Attack, (ii) costs associated with ongoing investments in our omni-channel initiative and (iii) other non-recurring expenses.

Operating earnings.  In the third quarter of fiscal year 2015, we generated operating earnings of $108.0 million, or 8.8% of revenues, compared to $63.0 million, or 5.4% of revenues, in the third quarter of fiscal year 2014. Costs and expenses related to the acquisitions aggregated $5.5 million, or 0.5% of revenues, in the third quarter of fiscal year 2015 and $30.6 million, or 2.6% of revenues, in the third quarter of fiscal year 2014.
Interest expense.  Net interest expense was $72.8 million, or 6.0% of revenues, in the third quarter of fiscal year 2015 and $82.2 million, or 7.1% of revenues, for the third quarter of fiscal year 2014. Excluding the $7.9 million loss on debt extinguishment, net interest expense decreased by $1.5 million in the third quarter of fiscal year 2015. The significant components of interest expense are as follows:

	Thirteen weeks ended
	May 2, 2015	May 3, 2014
(in millions)	(Successor)	(Successor)

Asset-Based Revolving Credit Facility	$0.4	$—
Senior Secured Term Loan Facility	31.3	34.0
Cash Pay Notes	19.2	19.0
PIK Toggle Notes	13.1	13.0
2028 Debentures	2.2	2.2
Amortization of debt issue costs	6.1	5.8
Other, net	0.9	0.6
Capitalized interest	(0.5)	(0.3)
	$72.8	$74.3
Loss on debt extinguishment	—	7.9
Interest expense, net	$72.8	$82.2

Income tax expense (benefit).  Our effective income tax rate was 43.6% on the earnings for the third quarter of fiscal year 2015 and 58.5% on the loss for the third quarter of fiscal year 2014. Our effective income tax rates exceeded the federal statutory tax rate primarily due to:

•	state income taxes;

•	with respect to the third quarter of fiscal year 2015, the non-deductible portion of transaction and other costs incurred in connection with our acquisition of MyTheresa; and

•	with respect to the third quarter of fiscal year 2014, the lack of a U.S. tax benefit related to the losses from our prior investment in a foreign e-commerce retailer.

We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions.  The Internal Revenue Service (IRS) is currently auditing our fiscal year 2012 and short-year 2013 federal income tax returns.  With respect to state, local and foreign jurisdictions, with limited exceptions, we are no longer subject to income tax audits for fiscal years before 2011.  We believe our recorded tax liabilities as of May 2, 2015 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

Results of Operations for the Thirty-nine Weeks Ended May 2, 2015 Compared to the Thirty-nine Weeks Ended May 3, 2014

Revenues.  Our revenues for year-to-date fiscal 2015 of $3,928.4 million increased by $201.7 million, or 5.4%, from $3,726.7 million in year-to-date fiscal 2014.  Comparable revenues for year-to-date fiscal 2015 were $3,826.8 million compared to $3,662.6 million in year-to-date fiscal 2014, representing an increase of 4.5%. New stores generated revenues of $20.0 million and MyTheresa generated revenues of $80.6 million in year-to-date fiscal 2015. In addition, revenues generated by our online operations aggregated $1,014.0 million, representing a comparable increase of 14.6% from the prior year fiscal period. Revenues from MyTheresa are included in revenues generated by our online operations but are excluded from all calculations of comparable revenues.

Cost of goods sold including buying and occupancy costs (excluding depreciation). COGS for year-to-date fiscal 2015 compared to year-to-date fiscal 2014 were:

	Thirty-nine weeks ended
	May 2, 2015 (Successor)		May 3, 2014 (Combined)
(in millions, except percentages)	$	% of revenues	$	% of revenues

COGS, as reported	$2,502.6	63.7%	$2,487.3	66.7%
Less: amortization of inventory step-up	(6.8)	(0.2)	(129.6)	(3.5)
COGS, before purchase accounting adjustments	$2,495.8	63.5%	$2,357.7	63.2%

As a result of purchase accounting adjustments to revalue acquired inventories and subsequent sale of a portion of the acquired inventories, COGS was increased by $6.8 million, or 0.2% of revenues, in year-to-date fiscal 2015 (related to the MyTheresa acquisition) and $129.6 million, or 3.5% of revenues, in year-to-date fiscal 2014 (related to the Acquisition).
COGS before purchase accounting adjustments increased to 63.5% of revenues in year-to-date fiscal 2015 from 63.2% of revenues in year-to-date fiscal 2014. The increase in COGS before purchase accounting adjustments of 0.3% of revenues was primarily due to higher delivery and processing net costs due to the free shipping/free returns policy we implemented on October 1, 2013 for our Neiman Marcus and Bergdorf Goodman brands.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses as a percentage of revenues increased to 22.8% of revenues in year-to-date fiscal 2015 compared to 22.6% of revenues in year-to-date fiscal 2014.  The net increase in SG&A expenses by 0.2% of revenues in year-to-date fiscal 2015 was primarily due to:

•	higher expenses of approximately 0.4% of revenues driven by the recent expansion of our small format stores, the remodels of our full-line stores and the acquisition of MyTheresa; partially offset by

•	lower current incentive compensation requirements of approximately 0.2% of revenues.
Income from credit card program.  Income from our credit card program was $40.8 million, or 1.0% of revenues, in year-to-date fiscal 2015 compared to $43.1 million, or 1.2% of revenues, in year-to-date fiscal 2014, reflecting the decrease in income generated by our credit card portfolio.

Depreciation and amortization expenses.  Depreciation expense was $136.6 million, or 3.5% of revenues, in year-to-date fiscal 2015 compared to $107.6 million, or 2.9% of revenues, in year-to-date fiscal 2014. The increase in depreciation expense by 0.6% of revenues in year-to-date fiscal 2015 was primarily due to (i) higher asset values attributable to fair value adjustments to our assets recorded in connection with the purchase price allocation to reflect the Acquisition and (ii) higher capital spending. Amortization of intangible assets (primarily customer lists and favorable lease commitments) aggregated $107.4 million, or 2.7% of revenues, in year-to-date fiscal 2015 compared to $110.8 million, or 3.0% of revenues, in year-to-date fiscal 2014. The decrease in amortization expense by 0.3% of revenues in year-to-date fiscal 2015 was due to lower amortization charges with respect to our customer lists in year-to-date fiscal 2015.

Other expenses.  Other expenses for year-to-date fiscal 2015 aggregated $28.1 million, or 0.7% of revenues, compared to $187.9 million, or 5.0% of revenues, in year-to-date fiscal 2014.  Other expenses in year-to-date fiscal 2015 include (i) costs incurred in connection with the MyTheresa acquisition, (ii) costs associated with our ongoing investments in our omni-channel initiative, (iii) investigative, legal and other expenses, net of insurance recovery, incurred in connection with the Cyber-Attack discovered in January 2014 and (iv) other non-recurring expenses. Other expenses in year-to-date fiscal 2014 include (i) transaction costs related to the Acquisition, (ii) investigative, legal and other expenses, net of insurance recovery, incurred in connection with the Cyber-Attack, (iii) costs associated with ongoing investments in our omni-channel initiative and (iv) other non-recurring expenses.

Operating earnings.  In year-to-date fiscal 2015, we generated operating earnings of $299.8 million, or 7.6% of revenues, compared to $33.8 million, or 0.9% of revenues, in year-to-date fiscal 2014. Costs and expenses related to the acquisitions aggregated $22.0 million, or 0.6% of revenues, in year-to-date fiscal 2015 and $292.3 million, or 7.8% of revenues, in year-to-date fiscal 2014.
Interest expense.  Net interest expense was $217.9 million, or 5.5% of revenues, in year-to-date fiscal 2015 and $197.4 million, or 5.3% of revenues, for year-to-date fiscal 2014. Excluding the $7.9 million loss on debt extinguishment, net interest expense increased by $28.4 million primarily due to the higher level of indebtedness incurred in connection with the Acquisition.  The significant components of interest expense are as follows:

	Thirty-nine weeks ended
	May 2, 2015	May 3, 2014
(in millions)	(Successor)	(Combined)

Asset-Based Revolving Credit Facility	$1.1	$0.4
Senior Secured Term Loan Facility	94.3	75.0
Cash Pay Notes	57.6	41.2
PIK Toggle Notes	39.4	28.1
2028 Debentures	6.7	6.7
Former Asset-Based Revolving Credit Facility	—	0.5
Former Senior Secured Term Loan Facility	—	22.5
Amortization of debt issue costs	18.4	13.5
Other, net	2.1	2.4
Capitalized interest	(1.7)	(0.7)
	$217.9	$189.5
Loss on debt extinguishment	—	7.9
Interest expense, net	$217.9	$197.4

Income tax expense (benefit).  Our effective income tax rate was 41.6% on the earnings for year-to-date fiscal 2015, 41.9% on the loss for the twenty-six weeks ended May 3, 2014 and 152.9% on the loss for the first quarter of fiscal year 2014. Our effective income tax rate for year-to-date fiscal 2015 exceeded the federal statutory tax rate primarily due to:

•	non-deductible portion of transaction and other costs incurred in connection with our acquisition of MyTheresa; and

•	state income taxes.
Our effective income tax rates for year-to-date fiscal 2014 exceeded the federal statutory tax rates primarily due to:

•	non-deductible portion of transaction costs incurred in connection with the Acquisition;

•	state income taxes; and

•	the lack of a U.S. tax benefit related to the losses from our prior investment in a foreign e-commerce retailer.

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with U.S. generally accepted accounting principles (GAAP), we use EBITDA and Adjusted EBITDA to monitor and evaluate the performance of our business and believe the presentation of these measures enhances investors’ ability to analyze trends in our business and evaluate our performance relative to other companies in our industry. We define (i) EBITDA as earnings before interest, taxes, depreciation and amortization and (ii) Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, further adjusted to eliminate the effects of items management does not believe are representative of our ongoing performance. These financial metrics are not presentations made in accordance with GAAP.

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

These limitations include the fact that:

•	EBITDA and Adjusted EBITDA:

•	exclude certain tax payments that may represent a reduction in cash available to us;

•	in the case of Adjusted EBITDA, exclude certain adjustments for purchase accounting;

•	do not reflect changes in, or cash requirements for, our working capital needs, capital expenditures or contractual commitments;

•	do not reflect our significant interest expense; and

•	do not reflect the cash requirements necessary to service interest or principal payments on our debt.

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements; and

•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as comparative measures.

The following table reconciles net earnings (loss) as reflected in our Condensed Consolidated Statements of Operations prepared in accordance with GAAP to EBITDA and Adjusted EBITDA:

	Quarter-to-date		Year-to-date
	Thirteen weeks ended	Thirteen weeks ended	Thirty-nine weeks ended	Thirty-nine weeks ended	Twenty-six weeks ended	Thirteen weeks ended
	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014	May 3, 2014	November 2, 2013
(dollars in millions)	(Successor)	(Successor)	(Successor)	(Combined)	(Successor)	(Predecessor)

Net earnings (loss)	$19.8	$(8.0)	$47.8	$(105.1)	$(92.0)	$(13.1)
Income tax expense (benefit)	15.3	(11.3)	34.1	(58.5)	(66.4)	7.9
Interest expense, net	72.8	82.2	217.9	197.4	160.1	37.3
Depreciation expense	48.1	36.6	136.6	107.6	73.3	34.2
Amortization of intangible assets and favorable lease commitments	29.7	49.5	107.4	110.8	99.1	11.7
EBITDA	$185.7	$149.1	$543.9	$252.2	$174.1	$78.1
EBITDA as a percentage of revenues	15.2%	12.8%	13.8%	6.8%	6.7%	6.9%
Amortization of inventory step-up and other impacts of acquisitions	6.2	33.5	15.0	136.2	135.3	0.8
Transaction and other costs	2.0	—	15.1	162.6	53.2	109.4
Non-cash stock-based compensation	2.1	2.4	6.4	7.3	4.8	2.5
Equity in loss of foreign e-commerce retailer	—	1.6	—	5.1	3.6	1.5
Expenses related to cyber-attack	1.3	4.5	4.1	8.6	8.6	—
Management fee due to Former Sponsors	—	—	—	2.8	—	2.8
Expenses incurred in connection with openings of new stores/remodels of existing stores	3.0	1.0	9.3	3.6	1.8	1.8
Other non-recurring expenses	2.2	2.4	8.8	8.7	8.6	0.2
Adjusted EBITDA	$202.6	$194.4	$602.7	$587.1	$390.0	$197.2
Adjusted EBITDA as a percentage of revenues	16.6%	16.7%	15.3%	15.8%	15.0%	17.5%

Adjusted EBITDA as a percentage of revenues decreased by 0.1% of revenues in the third quarter of fiscal year 2015 compared to the third quarter of fiscal year 2014. This decrease was primarily driven by an increase in SG&A expenses driven by the recent expansion of our small format stores and the acquisition of MyTheresa, partially offset by lower current incentive compensation costs.

Adjusted EBITDA as a percentage of revenues decreased by 0.5% of revenues in year-to-date fiscal 2015 compared to the year-to-date fiscal 2014. This decrease was primarily driven by:

•	an increase in COGS before purchase accounting adjustments, primarily driven by higher delivery and processing net costs; and

•	an increase in SG&A expenses driven by the recent expansion of our small format stores and the acquisition of MyTheresa, partially offset by lower current incentive compensation costs.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity requirements consist principally of:

•	the funding of our merchandise purchases;

•	operating expense requirements;

•	debt service requirements;

•	capital expenditures for expansion and growth strategies, including new store construction, store remodels and upgrades of our management information systems;

•	income tax payments; and

•	obligations related to our defined benefit pension plan (Pension Plan).

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

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of inventories.  We have typically financed our cash requirements with available cash balances, cash flows from operations and, if necessary, with cash provided from borrowings under our Asset-Based Revolving Credit Facility.  We have $150.0 million of outstanding borrowings under our Asset-Based Revolving Credit Facility at May 2, 2015.

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

Cash provided by our operating activities was $122.8 million in year-to-date fiscal 2015 compared to $101.2 million in year-to-date fiscal 2014.  We held cash balances of $82.2 million at May 2, 2015 compared to $115.8 million at May 3, 2014.

Net cash used for investing activities was $364.7 million in year-to-date fiscal 2015 and $3,465.2 million in year-to-date fiscal 2014.  In year-to-date fiscal 2015, net cash used for investing activities includes cash payments of $181.7 million incurred in connection with the MyTheresa acquisition. In year-to-date fiscal 2014, net cash used for investing activities consisted primarily of payments of $3,388.6 million made in connection with the Acquisition.  Capital expenditures aggregated $183.0 million in year-to-date fiscal 2015 and $111.6 million in year-to-date fiscal 2014. Currently, we project gross capital expenditures for fiscal year 2015 to be approximately $270 to $285 million.  Net of developer contributions, capital expenditures for fiscal year 2015 are projected to be approximately $240 to $255 million.

Net cash provided by financing activities was $127.7 million in year-to-date fiscal 2015 comprised primarily of net borrowings under our Asset-Based Revolving Credit Facility to fund the MyTheresa acquisition and seasonal working capital requirements. Net cash provided by financing activities was $3,343.2 million in year-to-date fiscal 2014 comprised of the proceeds from net increases in debt incurred in connection with the Acquisition and cash equity contributions received in connection with the Acquisition.

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

Financing Structure at May 2, 2015

Our major sources of funds are comprised of the $900.0 million Asset-Based Revolving Credit Facility, the $2,905.8 million Senior Secured Term Loan Facility, $960.0 million Cash Pay Notes, $600.0 million PIK Toggle Notes, $125.0 million 2028 Debentures (each as described in more detail below), vendor payment terms and operating leases.

Asset-Based Revolving Credit Facility.  At May 2, 2015, the Asset-Based Revolving Credit Facility provided for a maximum committed borrowing capacity of $900.0 million.  The Asset-Based Revolving Credit Facility matures on October 25, 2018.  As of May 2, 2015, we had $150.0 million of borrowings outstanding under this facility, no outstanding letters of credit and $660.0 million of unused borrowing availability.

Availability under the Asset-Based Revolving Credit Facility is subject to a borrowing base.  The Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit (up to $150.0 million, with any such issuance of letters of credit reducing the amount available under the Asset-Based Revolving Credit Facility on a dollar-for-dollar basis) and for borrowings on same-day notice.  The borrowing base is equal to at any time the sum of (a) 90% of the net orderly liquidation value of eligible inventory, net of certain reserves, plus (b) 90% of the amounts owed by credit card processors in respect of eligible credit card accounts constituting proceeds from the sale or disposition of inventory, less certain reserves, plus (c) 100% of segregated cash held in a restricted deposit account.  To the extent that excess availability is not equal to or greater than the greater of (a) 10% of the lesser of (1) the aggregate revolving commitments and (2) the borrowing base and (b) $50.0 million, we will be required to maintain a fixed charge coverage ratio.

The weighted average interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 1.78% at May 2, 2015.

See Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I — Item 1 for a further description of the terms of the Asset-Based Revolving Credit Facility.

Senior Secured Term Loan Facility.  At May 2, 2015, the outstanding balance under the Senior Secured Term Loan Facility was $2,905.8 million.  The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

Depending on our senior secured first lien net leverage ratio (as defined in the credit agreement governing the Senior Secured Term Loan Facility), we could be required to prepay outstanding term loans from a certain portion of our annual excess cash flow (as defined in the credit agreement governing the Senior Secured Term Loan Facility).  Required excess cash flow payments commence at 50% of our annual excess cash flow (which percentage will be reduced to (a) 25% if our senior secured first lien net leverage ratio (as defined in the credit agreement governing the Senior Secured Term Loan Facility) is equal to or less than 4.0 to 1.0 but greater than 3.5 to 1.0 and (b) 0% if our senior secured first lien net leverage ratio is equal to or less than 3.5 to 1.0).  We also must offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the proceeds of certain asset sales and debt issuances, subject to certain exceptions and reinvestment rights.

The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.25% at May 2, 2015.

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

Interest Rate Caps.  At May 2, 2015, we had outstanding floating rate debt obligations of $3,055.8 million.  We have entered into interest rate cap agreements which cap LIBOR at 3.00% for an aggregate notional amount of $1,400.0 million from December 2014 through December 2016 to hedge the variability of our cash flows related to a portion of our floating rate indebtedness.  In the event LIBOR is less than the capped rate, we will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than the capped rate, we will pay interest at the capped rate.

OTHER MATTERS

Factors That May Affect Future Results

Matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements.  In many cases, forward-looking statements can generally be identified by the use of forward-looking terminology such as “may,” “plan,” “predict,” “expect,” “estimate,” “intend,” “would,” “will,” “could,” “should,” “anticipate,” “believe,” “project” or “continue” or the negative thereof or other similar expressions.  The forward-looking statements contained herein reflect our views as of the date of this report and are based on our expectations and beliefs concerning future events, as well as currently available data as of the date of this report.  While we believe there is a reasonable basis for our forward-looking statements, they involve a number of risks and uncertainties, assumptions and changes in circumstances that may cause our actual results, performance or achievements to differ significantly from those expressed or implied in any forward-looking statement.  Therefore, these statements are not guarantees of future events, results, performance or achievements and you should not rely on them.  A variety of factors could cause our actual results to differ materially from the anticipated or expected results expressed in our forward-looking statements.  Factors that could affect future performance include, but are not limited, to:

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

Merchandise Procurement and Supply Chain Considerations

•
changes in our relationships with designers, vendors and other sources of merchandise, including changes in the level of merchandise and/or changes in the form in which such merchandise is made available to us for resale;

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

•
our ability to provide credit to our customers pursuant to our proprietary credit card arrangement, including any future changes in the terms of such arrangement and/or legislation impacting the extension of credit to our customers;

•	the design and implementation of new information systems as well as enhancements of existing systems; and

•
other risks, uncertainties and factors set forth in Part I — Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 2, 2014 as filed with the Securities and Exchange Commission on September 25, 2014.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business.  Each of the forward-looking statements contained in this report speaks only as of the date of this report. Except to the extent required by law, we undertake no obligation to update or revise (publicly or otherwise) any forward-looking statements to reflect subsequent events, new information or future circumstances.

Critical Accounting Policies

The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires us to make estimates and assumptions about future events.  These estimates and assumptions affect the amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the accompanying Condensed Consolidated Financial Statements.  Our current estimates are subject to change if different assumptions as to the outcome of future events were made.  We evaluate our estimates and assumptions on an ongoing basis and predicate those estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances.  We make adjustments to our estimates and assumptions when facts and circumstances dictate.  Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates and assumptions we used in preparing the accompanying Condensed Consolidated Financial Statements.

A complete description of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended August 2, 2014.

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (the FASB) issued guidance to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most recent revenue recognition guidance. This new guidance is currently anticipated to be effective for us no earlier than the first quarter of fiscal year 2018 using one of two retrospective application methods. We are currently evaluating which application method to adopt and the impact of adopting this new accounting guidance on our Condensed Consolidated Financial Statements.

We do not expect that any other recently issued accounting pronouncements will have a material impact on our Condensed Consolidated Financial Statements.

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

ITEM 4.  CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of May 2, 2015, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis and within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b. Changes in Internal Control over Financial Reporting.

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems.  No change occurred in our internal controls over financial reporting during the quarter ended May 2, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors described in Part I — Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 2, 2014 as filed with the Securities and Exchange Commission on September 25, 2014. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or results of operations.

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

NEIMAN MARCUS GROUP LTD LLC
(Registrant)

Signature	Title	Date

/s/ T. Dale Stapleton	Senior Vice President	June 11, 2015
T. Dale Stapleton	and Chief Accounting Officer
(on behalf of the registrant and
as principal accounting officer)