Form 10-K
period 2015-08-01
Neiman Marcus Group LTD LLC
filed 2015-09-22
CIK 1358651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 1, 2015

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

NEIMAN MARCUS GROUP LTD LLC
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED AUGUST 1, 2015

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS
This Annual Report on Form 10-K, including the sections entitled “Business” in Item 1, “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward‑looking statements. In many cases, forward‑looking statements can generally be identified by the use of forward‑looking terminology such as “may,” “plan,” “predict,” “expect,” “estimate,” “intend,” “would,” “will,” “could,” “should,” “anticipate,” “believe,” “project” or “continue” or the negative thereof or other similar expressions.
The forward‑looking statements contained in this Annual Report on Form 10-K reflect our views as of the date of this Annual Report on Form 10-K and are based on our expectations and beliefs concerning future events, as well as currently available data as of the date of this Annual Report on Form 10-K. While we believe there is a reasonable basis for our forward‑looking statements, they involve a number of risks, uncertainties, assumptions and changes in circumstances that may cause our actual results, performance or achievements to differ significantly from those expressed or implied in any forward‑looking statement. Therefore, these statements are not guarantees of future events, results, performance or achievements and you should not rely on them. A variety of factors could cause our actual results to differ materially from the anticipated or expected results expressed in our forward‑looking statements, including those factors described in “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. Factors that could cause our actual results to differ from our expectations include, but are not limited to:

•	economic conditions that negatively impact consumer spending and demand for our merchandise;

•
our failure to anticipate, identify and respond effectively to changing consumer demands, fashion trends and consumer shopping preferences, which could adversely affect our business, financial condition and results of operations;

•	the highly competitive nature of the luxury retail industry;

•	our failure to successfully execute our omni‑channel plans, which could adversely affect our business, financial condition and results of operations;

•	the success of our advertising and marketing programs;

•	the success of the expansion and growth of our retail stores, which are subject to numerous risks, some of which are beyond our control;

•	our inability to successfully maintain a relevant and reliable omni‑channel experience for our customers, which could adversely affect our financial performance and brand image;

•	costs associated with our expansion and growth strategies, which could adversely affect our business and performance;

•	a significant portion of our revenue is from our stores in four states, which exposes us to downturns or catastrophic occurrences in those states;

•	our dependency on our relationships with certain designers, vendors and other sources of merchandise;

•	a breach in information privacy, which could negatively impact our operations;

•	our dependency on positive perceptions of our company, which, if eroded, could adversely affect our customer and employee relationships;

•	the loss of, or disruption in, one or more of our distribution facilities, which could adversely affect our business and operations;

•	our failure to comply with, or developments in, laws, rules or regulations, which could affect our business or results of operations;

•	our substantial indebtedness, which could adversely affect our business, financial condition and results of operations and our ability to fulfill our obligations with respect to such indebtedness;

•	the restrictions in our debt agreements that may limit our flexibility in operating our business; and

•	other risks, uncertainties and factors set forth in this Annual Report on Form 10-K, including those set forth under “Risk Factors” in Item 1A.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. Each of the forward‑looking statements contained in this Annual Report on Form 10-K speaks only as of the date of this Annual Report on Form 10-K. Except to the extent required by law, we undertake no obligation to update or revise (publicly or otherwise) any forward‑looking statements to reflect subsequent events, new information or future circumstances.

PART I

ITEM 1.     BUSINESS

Our Company

Founded over 100 years ago, we are one of the largest omni-channel luxury fashion retailers in the world, with approximately $5.1 billion in revenues for fiscal year 2015, of which approximately 26% were transacted online. Our Neiman Marcus, Bergdorf Goodman and MyTheresa brands are synonymous with fashion, luxury and style. We offer a distinctive selection of women’s and men’s apparel, handbags, shoes, cosmetics and precious and designer jewelry from premier luxury and fashion designers to our loyal and affluent customers “anytime, anywhere, any device.” We have a longstanding heritage of providing the highest level of personalized, concierge-style service to our customers through our experienced team of sales associates.

Under each of our primary brands, we offer our customers a curated and compelling assortment of narrowly distributed merchandise from luxury and fashion designers, including Chanel, Gucci, Prada, Akris, Brioni, Ermenegildo Zegna, David Yurman, Christian Louboutin, Valentino, Burberry, Louis Vuitton, Goyard, Brunello Cucinelli, Van Cleef & Arpels and Tom Ford. We believe we are the retail partner of choice to luxury designers because we offer a distinctive distribution channel that accesses our loyal and affluent customers and adhere to strict presentation, marketing and promotional standards consistent with the luxury experience. We also have a long history of identifying, partnering with and nurturing emerging designers with the potential for rapid growth. The combined offering from established and emerging designers ensures our merchandise assortment remains unique, compelling and relevant as fashion trends evolve.

As a leader in omni-channel retailing, we provide our customers a deep assortment of luxury merchandise and a consistent, seamless shopping experience, whether our customers shop in our stores, on our websites or via e-mail, text or phone communications with our sales associates. Our comprehensive digital platform integrates and personalizes the online and in-store experience. We empower our sales associates with mobile devices and proprietary technology to improve their connection with our customers, and we utilize advanced analytics to personalize merchandise presentations to our customers when they shop online. We believe that over 75% of the total luxury spending of our customers is digitally influenced, which refers to purchases researched or transacted online.

We engage our customers primarily through three brands:

Neiman Marcus. Our Neiman Marcus brand caters to affluent luxury customers. We operate 41 full‑line stores in marquee retail locations in major U.S. markets. Our stores are designed to provide a modern, luxurious ambiance by blending art, architecture and technology. In addition, we provide our customers access to our Neiman Marcus brand through our website, neimanmarcus.com, and our mobile app.

Bergdorf Goodman. Our Bergdorf Goodman brand caters to the most discerning luxury clientele. We operate two full‑line stores that feature elegant shopping environments in landmark locations on Fifth Avenue in New York City and through our Bergdorf Goodman online platform, bergdorfgoodman.com. The Bergdorf Goodman stores are our most productive, with in‑store sales per square foot of approximately 3.5x that of our total full‑line stores.

MyTheresa. Our MyTheresa brand appeals to younger, fashion‑forward, luxury customers, primarily from Europe, Asia and the Middle East. We operate mytheresa.com, our mobile app and the THERESA flagship store in Munich, Germany.

Based only on sales transacted in store, the combined productivity of our 43 full‑line stores was $590 per square foot for fiscal year 2015.

The Acquisition

On April 22, 2005, the Company (formerly Neiman Marcus Group LTD Inc. and Neiman Marcus, Inc.) was formed and incorporated in the state of Delaware by investment funds affiliated with TPG Global, LLC (collectively with its affiliates, TPG) and Warburg Pincus LLC (together with TPG, the Former Sponsors) for purposes of acquiring NMG (as defined below)

on October 6, 2005. From such date until the Acquisition (as defined below) by our Sponsors (as defined below), the Company was a subsidiary of Newton Holding, LLC.

On October 25, 2013, the Company merged with and into Mariposa Merger Sub LLC (Mariposa) pursuant to an Agreement and Plan of Merger, dated September 9, 2013, by and among Neiman Marcus Group, Inc. (f/k/a NM Mariposa Holdings, Inc.) (Parent), Mariposa and the Company, with the Company surviving the merger (the Acquisition). As a result of the Acquisition and the Conversion (as defined below), the Company is now a direct subsidiary of Mariposa Intermediate Holdings LLC (Holdings), which in turn is a direct subsidiary of Parent. Parent is owned by entities affiliated with Ares Management, L.P. and Canada Pension Plan Investment Board (together, the Sponsors) and certain co-investors. On October 28, 2013, the Company and NMG (as defined below) each converted from a Delaware corporation to a Delaware limited liability company (the Conversion).

The Company's operations are conducted through its direct wholly owned subsidiary, The Neiman Marcus Group LLC (NMG).

The accompanying Consolidated Financial Statements are presented as "Predecessor" or "Successor" to indicate whether they relate to the period preceding the Acquisition or the period succeeding the Acquisition, respectively. The Acquisition and the allocation of the purchase price were recorded for accounting purposes as of November 2, 2013, the end of our first quarter of fiscal year 2014. In connection with the Acquisition, the Company incurred substantial new indebtedness, in part in replacement of former indebtedness. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." In addition, the purchase price paid in connection with the Acquisition was allocated to state the acquired assets and liabilities at fair value. The purchase accounting adjustments increased the carrying value of our property and equipment and inventory, revalued our intangible assets related to our tradenames, customer lists and favorable lease commitments and revalued our long-term benefit plan obligations, among other things. As a result, the Successor financial statements subsequent to the Acquisition are not necessarily comparable to the Predecessor financial statements.

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  This resulted in an extra week in fiscal year 2013 (the 53rd week). All references to (i) fiscal year 2015 relate to the fifty-two weeks ended August 1, 2015, (ii) fiscal year 2014 relate to the fifty-two weeks ended August 2, 2014, comprised of the thirty-nine weeks ended August 2, 2014 (Successor) and the thirteen weeks ended November 2, 2013 (Predecessor), and (iii) fiscal year 2013 relate to the fifty-three weeks ended August 3, 2013.  References to fiscal year 2012 and years preceding and fiscal year 2016 and years thereafter relate to our fiscal years for such periods. Certain amounts presented in tables are subject to rounding adjustments and, as a result, the totals in such tables may not sum.

Our Customers

Our customers are educated, affluent and digitally connected. The average age of our customers is 51 and approximately 48% of our customers are 50 or younger. Approximately 79% of our customers are female, approximately 38% of our customers have an annual household income of over $200,000 and over 40% of our customers have a total household net worth greater than $1 million. Our customers are active on social media, and we engage them through an active presence on Facebook, Twitter, Instagram and Pinterest, our primary social media platforms.

Our InCircle loyalty program is designed to cultivate long‑term relationships with our customers. This program includes marketing features, such as private in‑store events, as well as the ability to accumulate points for qualifying purchases. Approximately 40% of our total revenues in fiscal year 2015 were generated by our InCircle loyalty program members who achieved reward status. On a per customer basis, these customers spend approximately 10.5 times more annually with us than our other customers.

Our Brands
We operate three primary luxury brands—Neiman Marcus, Bergdorf Goodman and MyTheresa—which offer the highest level of personalized, concierge-style service to our customers and a distinctive selection of women’s and men’s apparel, handbags, shoes, cosmetics and precious and designer jewelry from premier luxury and fashion designers to our loyal and affluent customers “anytime, anywhere, any device.” We also operate Last Call, an off-price fashion brand catering to aspirational, price-sensitive yet fashion-minded customers, CUSP, a fashion brand catering to younger customers focused on contemporary styles, and Horchow, a luxury home furnishings and accessories brand.

Our luxury brands comprise a unique, omni-channel retailing model that enables us to leverage our relationships with luxury and fashion designers within each brand to optimize our merchandise allocations and assortments, and to expand our customer base and brand awareness by exposing customers of each brand to our other brands through our online platforms and InCircle multi‑brand loyalty program. Our Last Call brand sources end-of-season and post-season clearance merchandise from our Neiman Marcus and Bergdorf Goodman brands and purchases other off-price merchandise directly from designers for resale, which enables us to effectively manage our inventory while expanding our brand awareness to aspirational, price‑sensitive customers. Our Horchow brand also enhances our brand awareness to purchasers of luxury home furnishings and accessories who may not otherwise be customers of our luxury fashion retail brands, and our CUSP brand enables us to expand our customer base by providing us exposure to younger customers.
Neiman Marcus. Neiman Marcus offers distinctive luxury merchandise, including women’s couture and designer apparel, contemporary sportswear, handbags, shoes, cosmetics, men’s clothing and accessories, precious and designer jewelry, decorative home accessories, fine china, crystal and silver, children’s apparel and gift items. Our customers access our Neiman Marcus brand and purchase merchandise through our 41 full-line Neiman Marcus stores located in 18 states and the District of Columbia, our print catalogs, our website, neimanmarcus.com, and our mobile app.
Our Neiman Marcus stores are located in marquee retail locations in major metropolitan markets across the United States, and are organized as a collection of designer boutiques for established and emerging luxury and fashion designers, each of which is carefully curated by our Neiman Marcus merchandising team. Our Neiman Marcus stores are designed to provide a modern, luxurious ambiance by blending art, architecture and technology. We deliver exceptional customer service and a premier shopping experience through our knowledgeable, professional and well-trained sales associates, our loyalty program and our premier in‑store dining experiences.
Our Neiman Marcus website and mobile app are organized by both product category and brand, and are designed to provide a boutique-like experience for our customers “anytime, anywhere, any device,” by offering a wide selection of merchandise and around-the-clock customer assistance. Our online platforms are highly personalized: our “My NM” web pages adjust to our customers’ preferences based on their prior visits and purchases, allowing customers to select their favorite items, see items new to the site since their last visit and request to be informed of new merchandise or events at their local Neiman Marcus store; our “Snap. Find. Shop.” feature allows customers to search our inventory; and our “Product Configurator” allows customers to customize select items, including shoes and boots, with special colors, fabrics and monograms.
Bergdorf Goodman. Bergdorf Goodman is a premier retailer in New York City known for its high-luxury merchandise, which includes women’s couture and designer apparel, contemporary sportswear, handbags, shoes, cosmetics, men’s clothing and accessories, precious and designer jewelry, decorative home accessories, fine china, crystal and silver, children’s apparel and gift items. Our customers access our Bergdorf Goodman brand and purchase merchandise through our two Bergdorf Goodman stores, including a dedicated men’s store, our print catalogs and our Bergdorf Goodman online platform, bergdorfgoodman.com.
Our two Bergdorf Goodman stores are landmark locations on iconic Fifth Avenue in New York City. The elegant, meticulously designed and decorated and visually stunning stores are tourist attractions and have been featured in numerous films and television shows. Like Neiman Marcus, they feature a collection of designer boutiques for established and emerging luxury and fashion designers, each of which is carefully curated by our Bergdorf Goodman merchandising team to include our narrowly distributed, highly differentiated and distinctive luxury merchandise. Bergdorf Goodman stores feature the same level of dedication to exceptional customer service as Neiman Marcus, and often showcase innovative new customer service and marketing strategies, including in-store electronic device charging kiosks, promotional local same-day delivery and online social initiatives.
Our Bergdorf Goodman online platform, like Neiman Marcus, is organized by both product categories and brand, and is designed to provide a boutique-like experience for our customers by offering personalized presentation of a wide selection of merchandise and around-the-clock customer assistance.
MyTheresa. In October 2014, we acquired MyTheresa, a global omni-channel luxury retailer based in Munich, Germany. MyTheresa offers an assortment of merchandise focused on luxury, first-season fashion curated by the MyTheresa merchandising team. Customers access our MyTheresa brand through mytheresa.com, our mobile app and the THERESA flagship store in Munich, Germany. Our MyTheresa online platform offers a unique combination of editorial content on the latest trends and a broad offering of merchandise. The MyTheresa platform provides us with the infrastructure to source and distribute Neiman Marcus Group merchandise directly in Europe, which gives us a distinct logistical advantage over many of our U.S.‑based competitors.

Last Call. Last Call is an off-price fashion goods retailer. Our customers purchase merchandise through our 43 Last Call stores and our website, lastcall.com. Merchandise offered under our Last Call brand includes, among other things, end-of-season and post-season clearance goods sourced directly from our Neiman Marcus and Bergdorf Goodman brands or other off-price merchandise purchased from designers for resale.
Horchow and CUSP. We also operate the Horchow brand, which offers luxury home furnishings and accessories primarily through horchow.com and print catalogs, and the CUSP brand, which offers contemporary fashion merchandise targeted to younger customers through CUSP.com and five stores.
Customer Service and Marketing
We have a longstanding heritage of providing the highest level of personalized, concierge-style service to our customers through our experienced team of sales associates. We believe our superior customer service enables us to cultivate long-term customer relationships and build strong loyalty to our brands. We are committed to providing our customers with a premier shopping experience at all of our brands, whether in-store or through our online platforms, through the following elements of our comprehensive customer service model:

•	omni-channel marketing programs designed to promote customer awareness of our offerings of the latest fashion trends;

•	our InCircle loyalty program designed to cultivate long-term relationships with our customers;

•	our proprietary credit card program facilitating the extension of credit to our customers;

•	knowledgeable, professional and well-trained sales associates; and

•	customer-friendly websites.

We believe we offer our customers fair and liberal return policies consistent with the practices of other luxury and specialty retailers and generally more favorable than designer-owned boutiques and websites. We believe these policies help to cultivate long-term relationships with our customers.

Marketing Programs.  We conduct a wide variety of omni-channel marketing programs that allow us to engage with our customers in multiple ways. We use our marketing programs to develop and maintain relationships with customers, communicate fashion trends and information and generate excitement about our designer brands. The programs include in-store and online events, social promotions and targeted communications leveraging digital and traditional media.

We maintain an active calendar of events to promote our marketing programs. The events, many of which are connected to our InCircle loyalty program, include integrated in-store and online promotions of the merchandise of selected designers or merchandise categories. We also hold seasonal in-store and online trunk shows by leading designers featuring the newest fashions from the designer and participate in charitable functions and partnerships in each of our markets. Trunk shows and in-store promotions at our Neiman Marcus and Bergdorf Goodman stores feature a variety of national and international designers such as Chanel, Prada, Tom Ford, Lanvin, Oscar de la Renta and Christian Louboutin.

We maintain social media platforms for Neiman Marcus, Bergdorf Goodman and MyTheresa on blogs, Twitter feeds, Instagram accounts, Pinterest boards and Facebook pages. Social content includes insider fashion news, designer profiles, product promotion, customer service and event support. Posts and replies to customers are updated multiple times per day. Each platform is designed to reinforce our position as a fashion leader as well as to highlight the expertise and insider knowledge of our fashion directors and merchants.

Through our print media programs, we mail various publications to our customers communicating upcoming in-store events, new merchandise offerings and fashion trends. In connection with these programs, Neiman Marcus produces The Book approximately eight times each year. The Book is a high-quality catalog featuring the latest fashion trends that is mailed on a targeted basis to our customers, with a printing in fiscal year 2015 of approximately 1.7 million copies. Our other print publications include the Bergdorf Goodman Magazine, the MyTheresa magazine and specific designer mailers.

In addition to print publications, we leverage our websites and online advertising through banner ads and paid searches to, among other things, communicate and connect with customers seeking fashion information and products online. We believe that our online and print catalog operations complement our full-line retail stores and enable our customers to choose the channel that best fits their needs at any given time.

InCircle Loyalty Program.  Our InCircle loyalty program is designed to cultivate long-term relationships with our customers. Our loyalty program focuses on our most active customers, and includes marketing features such as private in-store events and the ability to accumulate points for qualifying purchases. Increased points are periodically offered in connection with promotional and other events. Upon attaining specified point levels, points are automatically redeemed for gift cards. Approximately 40% of our total revenues in fiscal year 2015 were generated by our InCircle loyalty program members who achieved reward status. On a per customer basis, these customers spend approximately 10.5 times more annually with us than our other customers.

Proprietary Credit Card Program.  We maintain a proprietary credit card program through which credit is extended to customers and have a related marketing and servicing alliance with affiliates of Capital One Financial Corporation (Capital One). Historically, our customers holding a proprietary credit card, all of whom are members of our InCircle loyalty program, have tended to shop more frequently and have a higher level of spending than customers paying with cash or third-party credit cards. In fiscal years 2015 and 2014, approximately 40% of our revenues were transacted through our proprietary credit cards. We utilize data captured through our proprietary credit card program in connection with promotional events and customer relationship programs to target specific customers based upon their past spending patterns for certain brands, merchandise categories and store locations.

Pursuant to an agreement with Capital One (the Program Agreement), Capital One offers proprietary credit card accounts to our customers under both the Neiman Marcus and Bergdorf Goodman brand names. We receive payments from Capital One based on sales transacted on our proprietary credit cards. We may receive additional payments based on the profitability of the portfolio as determined under the Program Agreement depending on a number of factors, including credit losses. In addition, we receive payments from Capital One for marketing and servicing activities we provide to Capital One.

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

Sales Associates.  Our sales associates instill and reinforce a culture of relationship-based service valued by our customers. We compensate our sales associates primarily on a commission basis and provide them with training in the areas of customer service, selling skills and product knowledge. Our sales associates participate in active clienteling programs, utilizing both print and digital media, designed to initiate and maintain contact with our customers between store visits and to provide personalized updates on the latest merchandise offerings and fashion trends. We empower our sales associates to act as personal shoppers and, in many cases, as the personal style advisor to our customers. In our online operations, customers may interact with knowledgeable sales associates using online chat capabilities offered on our websites or by dialing a toll-free telephone number.

We have equipped our sales force with smartphones enabled with our proprietary mobile technology, which has enabled our sales associates to strengthen relationships with our customers in real time through text messages and e-mails. The mobile apps include our business dashboard, which shows our sales associates a customer’s purchase history across channels, the customer’s alteration details and other service details. The sales associate is also given product recommendations and reasons to contact customers for events or offers.
Our sales associates are experienced. Sales associates who have been with us for longer than one year have an average tenure of approximately ten years and had a turnover rate in fiscal year 2015 of 14%. These tenured associates are highly productive, with more than 50% of them each generating over $750,000 of revenues in fiscal year 2015.
Customer-Friendly Online Platforms.  We believe that we offer a high level of service to customers shopping online through easy-to-use smartphone apps and websites, site speeds and functionality and many customer-friendly features such as personalized recommendations, runway videos of apparel, detailed product descriptions, sizing information, interviews with designers and multiple angle shots of merchandise. In addition, we place high importance on quick, accurate product delivery and offer customers a variety of options to take delivery of their purchases and make returns, including free shipping and returns, same-day delivery, buy online and pick up in store and buy online and pick up in department. We also offer customers an efficient and friendly call center.

Merchandise

We carry a broad selection of narrowly distributed, highly differentiated and distinctive luxury merchandise carefully curated by our highly skilled merchandising groups. We believe our merchandising experience and in‑depth knowledge of our customers and the markets within which we operate allow us to select an appropriate merchandise assortment that is tailored to fully address our customers’ lifestyle needs.
Our experienced merchandising personnel determine the merchandise assortment and quantities to be purchased for each of our brands and the allocation of merchandise to each store. As of September 15, 2015, we had approximately 450 merchandise buyers and merchandise planners.

Effective April 2014, we merged the merchant and planning organizations for Neiman Marcus stores and Neiman Marcus online into one team under our President, Chief Merchandising Officer. The new combined omni-channel merchandising team is now responsible for inventory procurement for stores and online. The integration of the merchandising responsibilities for our Neiman Marcus brand represents a significant enhancement of our omni-channel capabilities and elevates our ability to deliver a superior shopping experience to our customers by unifying inventory in stores and online.

Our percentages of revenues by major merchandise category for fiscal year 2015, the thirty-nine weeks ended August 2, 2014, the thirteen weeks ended November 2, 2013 and fiscal year 2013 were as follows:

	Fiscal year ended	Thirty-nine weeks ended	Thirteen weeks ended	Fiscal year ended
	August 1, 2015	August 2, 2014	November 2, 2013	August 3, 2013
	(Successor)	(Successor)	(Predecessor)	(Predecessor)

Women’s Apparel	32%	30%	33%	31%
Women’s Shoes, Handbags and Accessories	28	28	27	27
Men’s Apparel and Shoes	12	12	11	12
Cosmetics and Fragrances	11	11	12	11
Designer and Precious Jewelry	10	11	10	12
Home Furnishings and Decor	5	6	5	5
Other	2	2	2	2
	100%	100%	100%	100%

Substantially all of our merchandise is delivered to us by our designers as finished goods and is manufactured in numerous locations, including Europe and the United States and, to a lesser extent, China, Mexico and South America.

Our major merchandise categories are as follows:

Women’s Apparel.  Women’s apparel consists of dresses, eveningwear, suits, coats and sportswear separates—skirts, pants, blouses, jackets and sweaters. We work with women’s apparel designers to present the merchandise and highlight the best of the designer's product. Our primary women’s apparel designers include Chanel, Gucci, Prada, Giorgio Armani, Valentino, Akris and Brunello Cucinelli.

Women’s Shoes, Handbags and Accessories.  Women’s accessories include belts, gloves, scarves, hats and sunglasses and complement our shoes and handbags assortments. Our primary designers in this category include Christian Louboutin, Chanel, Manolo Blahnik, Prada, Saint Laurent, Jimmy Choo and Tory Burch in ladies' shoes and Chanel, Prada, Gucci, Bottega Veneta, Balenciaga, Goyard, Louis Vuitton and Celine in handbags.

Men’s Apparel and Shoes.  Men’s apparel and shoes include suits, dress shirts and ties, sport coats, jackets, trousers, casual wear and eveningwear as well as business and casual footwear. Our primary designers in this category include Ermenegildo Zegna, Brioni, Giorgio Armani, Tom Ford, Brunello Cucinelli and Burberry in men’s clothing and sportswear and Ermenegildo Zegna, Brioni, Prada, Ferragamo, Gucci and Tom Ford in men’s accessories and shoes.

Cosmetics and Fragrances.  Cosmetics and fragrances include facial and skin cosmetics, skin therapy and lotions, soaps, fragrances, candles and beauty accessories. Our primary designers of cosmetics and beauty products include La Mer, Chanel, Sisley, Bobbi Brown, La Prairie, Estee Lauder, Laura Mercier and Tom Ford.

Designer and Precious Jewelry.  Our designer and precious jewelry offering includes women’s necklaces, bracelets, rings, earrings and watches that are selected to complement our apparel merchandise offering. Our primary designers in this category include David Yurman, John Hardy and Ippolita in designer jewelry and Chanel and Van Cleef & Arpels in precious jewelry. We often sell precious jewelry that has been consigned to us from the designer.

Home Furnishings and Decor.  Home furnishings and decor include linens, tabletop, kitchen accessories, furniture, rugs, decorative items (frames, candlesticks, vases and sculptures) and collectibles. Merchandise for the home complements our apparel offering in terms of quality and design. Our primary designers in this category include Jay Strongwater, MacKenzie-Childs and Baccarat.

Luxury and Fashion Designer Relationships

Our merchandise assortment consists of a broad selection of narrowly distributed, highly differentiated and distinctive luxury merchandise purchased from both well-known luxury designers and new and emerging fashion designers. We communicate with our designers frequently, providing feedback on current demand for their products, suggesting changes to specific product categories or items and gaining insight into their future fashion direction. Certain designers sell their merchandise or certain of their design collections exclusively to us and other designers sell to us pursuant to their limited distribution policies. Our relationships and purchasing power with designers allow us to obtain a broad selection of quality merchandise. Our women’s and men’s apparel and fashion accessories merchandise categories are especially dependent upon our relationships with designers. We monitor and evaluate the sales and profitability performance of each designer and adjust our future purchasing decisions from time to time based upon the results of this analysis. We have no guaranteed supply arrangements with our principal merchandising sources. In addition, our designer base is diverse, with only one designer representing more than 5% of the cost of our total purchases in fiscal year 2015. This designer represented 7.3% of our total purchases in fiscal year 2015. The breadth of our sourcing helps mitigate risks associated with a single brand or designer.

Consistent with industry business practice, we receive allowances from certain of our designers in support of the merchandise we purchase for resale. We also receive advertising allowances from certain of our designers, substantially all of which represent reimbursements of direct, specified and incremental costs we incur to promote the designers' merchandise. In addition, we receive allowances from certain merchandise designers in conjunction with compensation allowances for employees who sell the designers' merchandise. For more information related to allowances received from designers, see Note 1 of the Notes to Consolidated Financial Statements in Item 15.

To expand our product assortment, we offer certain merchandise, primarily precious jewelry, that has been consigned to us from the designer. As of August 1, 2015 and August 2, 2014, we held consigned inventories with a cost basis of approximately $399.0 million and $376.8 million, respectively. Consigned inventories are not reflected in our Consolidated Balance Sheets as we do not take title to consigned merchandise.

Between 2005 and 2014, we created and maintained e-commerce websites pursuant to contractual arrangements with certain designers. Pursuant to these arrangements, we purchased and maintained inventory from such designers that was showcased on their respective websites and bore all responsibilities related to the fulfillment of goods purchased on such websites. All of these contractual arrangements expired by the end of the first quarter of fiscal year 2015 and were not renewed. Revenues generated from the operation of the designer websites were $4.7 million in fiscal year 2015, $70.0 million for the thirty-nine weeks ended August 2, 2014, $13.5 million for the thirteen weeks ended November 2, 2013 and $66.5 million in fiscal year 2013.
Inventory Management

 We manage our inventory on an omni‑channel basis, and our processes and facilities are designed to optimize merchandise productivity. We are in the process of implementing a new Oracle-based merchandising system, which we call NMG One, that will enhance our ability to purchase, share, manage and sell our inventory.

The majority of the merchandise we purchase is initially received at one of our centralized distribution facilities. We utilize distribution facilities in Longview, Texas, the Dallas-Fort Worth area, Pittston, Pennsylvania and Munich, Germany, and three regional service centers in the United States. Our distribution facilities are linked electronically to our various merchandising teams to facilitate the distribution of goods to our stores.

We utilize electronic data interchange technology with certain of our designers, which is designed to move merchandise onto the selling floor quickly and cost-effectively by allowing designers to deliver floor-ready merchandise to the distribution facilities. In addition, we utilize high-speed automated conveyor systems capable of scanning the bar-coded labels on incoming cartons of merchandise and directing the cartons to the proper processing areas. Many types of merchandise are processed in the receiving area and immediately “cross docked” to the shipping dock for delivery to the stores. Certain processing areas are staffed with personnel equipped with hand-held radio frequency terminals that can scan a designer's bar code and transmit the necessary information to a computer to record merchandise on hand. We utilize third-party carriers to distribute our merchandise to individual stores.

We primarily operate on a pre-distribution model through which we allocate merchandise on our initial purchase orders to each store. This merchandise is shipped from our designers to our distribution facilities for delivery to designated stores. We closely monitor the inventory levels and assortments in our retail stores to facilitate reorder and replenishment decisions, satisfy customer demand and maximize sales.

We maintain inventories at the Longview and Pittston distribution facilities. We utilize a “locker stock” inventory management program to maintain a portion of our most in-demand and high fashion merchandise at these distribution facilities. For products stored in locker stock, we can ship merchandise to the stores that demonstrate the highest customer demand or directly to our customers, from our stores or our e-commerce platform. This program helps us to restock inventory at individual stores more efficiently, to maximize the opportunity for full-price selling and to minimize the potential risks related to excess inventories.

The two distribution centers in the Dallas-Fort Worth area support our online operations in the United States, and our distribution center outside of Munich, Germany supports our MyTheresa operations. These distribution centers facilitate the receipt and storage of inventories from designers, fulfill customer orders on a timely and efficient basis and receive, research and resolve customer returns.

Capital Investments

We invest capital to support our long-term business goals and objectives with a goal of generating strong returns. We invest capital in the development and construction of new and existing stores, online platforms, distribution and support facilities and information technology. Since fiscal year 2011, we have made gross capital expenditures aggregating $838.0 million related primarily to: (i) the construction of a new store in Walnut Creek, California (opened in fiscal year 2012) and a distribution facility in Pittston, Pennsylvania; (ii) investments in our online platforms and technology and information systems; (iii) enhancements to our merchandising and store systems; and (iv) the remodel of our Bergdorf Goodman men’s store on Fifth Avenue in New York City and Neiman Marcus stores in Bal Harbour, Florida, Chicago, Illinois, Oak Brook, Illinois and Beverly Hills, California.

Currently, we project gross capital expenditures for fiscal year 2016 to be $320 million to $350 million. Net of developer contributions, capital expenditures for fiscal year 2016 are projected to be $270 million to $300 million.

We are focused on operating only in attractive markets that can profitably support our stores as well as maintaining the quality of our stores and online platforms and, consequently, our brands. We conduct extensive demographic, marketing and lifestyle research to identify attractive retail markets with a high concentration of our target customers prior to our decision to construct a new store. We receive allowances from developers related to the construction of our stores, thereby reducing our cash investment in these stores. We received construction allowances aggregating $34.7 million in fiscal year 2015, $5.7 million for the thirty-nine weeks ended August 2, 2014, none for the thirteen weeks ended November 2, 2013 and $7.2 million in fiscal year 2013. Two new Neiman Marcus locations are currently in development that will significantly expand our presence in New York:

•
Roosevelt Field: We expect to open an approximately 100,000 square‑foot full‑line Neiman Marcus store in Long Island, New York in the third quarter of fiscal year 2016. The store will be located in the Roosevelt Field Mall in Garden City, which is currently undergoing a $200 million redevelopment program.

•
Hudson Yards: We have signed a lease to open a flagship full‑line Neiman Marcus store on Manhattan’s flourishing west side at Hudson Yards, a new $20 billion, 28‑acre mixed‑use development project. The 250,000 square‑foot, multi‑level store, which we currently expect to open in fiscal year 2019, marks the first full‑line Neiman Marcus store in New York City and will anchor the one‑million‑square‑foot Shops at Hudson Yards. This new store will offer to New York’s residents and visitors Neiman Marcus’s signature mix of the world’s most exclusive luxury brands and superior customer service.

In addition to the construction of new stores, we also invest in our existing stores to drive traffic, increase our selling opportunities and enhance customer service.

Competition

The luxury retail industry is highly competitive and fragmented. We compete for customers with specialty retailers, luxury and premium multi-branded retailers, national apparel chains, designer-owned proprietary boutiques, individual specialty apparel stores, pure-play online retailers and "flash sale" businesses. We compete for customers principally on the basis of quality and fashion, customer service, value, assortment and presentation of merchandise, marketing and customer loyalty programs and, in the case of Neiman Marcus and Bergdorf Goodman, store ambiance. Retailers that compete directly with us for distribution of luxury fashion brands include Saks Fifth Avenue, Barneys New York, Net-a-Porter, designer boutiques and other national, regional and local retailers. Nordstrom and Bloomingdale's feature a limited offering of luxury merchandise and compete with us to a lesser extent.

We believe we differ from other national retailers by our approach to omni-channel retailing, distinctive merchandise assortments, which we believe are more upscale than other luxury and premium multi-branded retailers, excellent customer service, prime real estate locations, premier online websites and elegant shopping environments. We believe we differentiate ourselves from regional and local luxury and premium retailers through our omni-channel approach to business, strong national brands, diverse product selection, loyalty program, customer service, prime shopping locations and strong designer relationships that allow us to offer the top merchandise from each designer. Designer-owned proprietary boutiques and specialty stores carry a much smaller selection of brands and merchandise, lack the overall shopping experience we provide, have a limited number of retail locations and generally offer more restrictive return policies.

Employees

As of September 15, 2015, we had approximately 15,100 full-time employees. Our staffing requirements fluctuate during the year as a result of the seasonality of the retail industry. We hire additional temporary associates and increase the hours of part-time employees during seasonal peak selling periods. Except for certain employees of Bergdorf Goodman representing less than 1% of our total employees, none of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Seasonality

Our business, like that of most retailers, is affected by seasonal fluctuations in customer demand, product offerings and working capital expenditures. For additional information on seasonality, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Seasonality.”

Intellectual Property

We own certain tradenames and service marks, including the “Neiman Marcus,” “Bergdorf Goodman” and "mytheresa" marks, that are important to our overall business strategy. These marks are valuable assets that consumers associate with luxury goods.

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

Additional Information

For more information about our business, financial condition and results of operations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the related notes thereto contained in Item 15.

We also make our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and related amendments, available free of charge through our website at www.neimanmarcusgroup.com as soon as reasonably practicable after we electronically file such material with (or furnish such material to) the Securities and Exchange Commission (the SEC).  The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be part of this Annual Report on Form 10-K.

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

ITEM 1A.     RISK FACTORS

Risks Related to Our Business and Industry

Economic conditions may negatively impact consumer spending and demand for our merchandise.

We sell luxury retail merchandise. Purchases of merchandise by our customers are discretionary, and therefore highly dependent upon the level of consumer spending, particularly among affluent customers. A number of factors affect the level of consumer spending on our merchandise, and in turn our revenues and comparable revenues, including:

•
general economic and industry conditions, including inflation, deflation, changes related to interest rates, rates of economic growth, current and expected unemployment levels and government fiscal and monetary policies;

•	the performance of the financial, equity and credit markets;

•	consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt and consumer behaviors towards incurring and paying debt;

•	changes in prices for commodities and energy, including fuel; and

•	current and expected tax rates and policies.

During an actual or perceived economic downturn, fewer customers may shop with us and those who do shop may limit the dollar amounts or quantities of their purchases. Deterioration in domestic and global economic conditions leading to reductions in consumer spending have had a significant adverse impact on our business in the past. While economic conditions have improved since the severe downturn we experienced in calendar years 2008 and 2009, domestic and global economic conditions remain volatile, and there can be no assurance that the economy will continue to improve. The recurrence of adverse economic conditions could have an adverse effect on our business, financial condition and results of operations.

If we fail to anticipate, identify and respond effectively to changing consumer demands, fashion trends and consumer shopping preferences, our business, financial condition and results of operations may be adversely affected.

Our success depends in large part on our ability to identify fashion trends and consumer shopping preferences, and to anticipate, identify and react effectively to rapidly changing consumer demands in a timely manner. We make decisions regarding the purchase of our merchandise well in advance of the season in which it will be sold. For example, women’s apparel, men’s apparel, shoes and handbags are typically ordered six to nine months in advance of the date the merchandise will be offered for sale, while jewelry and other categories are typically ordered three to six months in advance of such date.

If our sales during any season are significantly lower than we anticipated, we may not be able to adjust our expenditures for inventory and other expenses in a timely fashion and may be left with unsold inventory. If that occurs, we may be forced to rely on markdowns or promotional sales to dispose of excess inventory, which could have an adverse effect on our gross margins and results of operations. Conversely, if we fail to purchase a sufficient quantity of merchandise, we may not have an adequate supply of merchandise to meet consumer demand, thereby causing us to lose sales opportunities or adversely affect our customer relationships. Any failure on our part to anticipate, identify and respond effectively to these changes could adversely affect our business, financial condition and results of operations.

The luxury retail industry is highly competitive.

The luxury retail industry is highly competitive and fragmented. We compete for customers with luxury and premium multi-branded retailers, designer-owned proprietary boutiques, specialty retailers, national apparel chains, individual specialty apparel stores, pure-play online retailers and "flash sale" businesses, which primarily sell out-of-season products. Many of our competitors have greater financial resources than we do.

 We face strong competition to attract new customers, maintain relationships with existing customers and obtain merchandise from key designers. We compete for customers principally on the basis of quality and fashion, customer service, value, assortment and presentation of merchandise, marketing and customer loyalty programs and store and online ambiance. Our failure to compete successfully based on these and other factors may have an adverse effect on our results of operations and cause us to lose market share to our competitors.

A number of other competitive factors could have an adverse effect on our business, financial condition and results of operations, including:

•	competitive pricing strategies, including discounting of prices and/or the discounting or elimination of revenues collected for services;

•	expansion of product or service offerings by existing competitors;

•	entry by new competitors into markets and channels in which we currently operate;

•	alteration of the distribution channels used by designers for the sale of their goods to consumers; and

•	adoption by existing competitors of innovative retail sales methods.

We may not be able to continue competing successfully with our existing or new competitors, and prolonged periods of deep discount pricing by our competitors may have a material adverse effect on our business, financial condition and results of operations.
We focus on providing a seamless, cohesive and high-quality experience through our omni‑channel retail model, and our failure to successfully execute our plans could adversely affect our business, financial condition and results of operations.
With the expansion of the integrated omni‑channel retail model, including through the implementation of NMG One, we believe our overall business has become and will continue to become more complex. These changes have forced us to develop new expertise in response to the new challenges, risks and uncertainties inherent in the delivery of an integrated omni‑channel retailing model. As we execute our plans and continue to evolve and transform our strategy, we may not adequately manage the related organizational changes to align with our strategy, make investments at the right time or pace or in the right manner, or appropriately monitor, report or communicate the changes in an effective manner. In addition, although we continually analyze trends in the way our customers shop, as well as the relationships between our stores and online offerings to maximize incremental sales, we may not gather accurate and relevant data or effectively utilize that data, which may impact our strategic planning and decision making. If we do not properly allocate our capital between the store and online environment, or adapt our store operations to the integrated omni‑channel retail model, our competitive position and overall sales and profitability could suffer.
We depend on the success of our advertising and marketing programs.
Our business depends on attracting an adequate volume of customers who are likely to purchase our merchandise. We have a significant number of marketing initiatives and regularly fine‑tune our approach and adopt new ones. However, there can be no assurance that we will be able to effectively execute our advertising and marketing programs in the future, and any failure to do so could adversely affect our business, financial condition and results of operations.
Our InCircle loyalty program is designed to cultivate long‑term relationships with our customers and enhance the quality of service we provide to our customers. We must constantly monitor and update the terms of this loyalty program so that it continues to meet the demands and needs of our customers and remain competitive with loyalty programs offered by other luxury and premium multi‑branded retailers. Approximately 40% of our total revenues in fiscal year 2015 were generated by our InCircle loyalty program members who achieved reward status. If our InCircle loyalty program were to fail to provide competitive rewards and quality service to our customers, our business and results of operations could be adversely affected.
Our business depends significantly on the success of the expansion and growth of our retail stores, which are subject to numerous risks, some of which are beyond our control.
The success of our business is dependent on our ability to develop and execute our growth strategies. Our continued growth depends on our successful development, opening and operation of new stores. Successful execution of this strategy depends upon a number of factors, including our ability to identify suitable sites for new stores, negotiate and execute leases on acceptable terms, construct, furnish and supply a store in a timely and cost effective manner, accurately assess the demographic or retail environment at a given location, hire and train qualified personnel, obtain necessary permits and zoning approvals, obtain commitments from a core group of vendors to supply a new store, integrate a new store into our distribution network and build customer awareness and loyalty. Our new stores are typically large‑scale construction projects that are subject to numerous risks. Construction costs may exceed our original estimates due to increases in materials, labor or other costs, and we may experience permitting or construction delays, which may further increase project costs and delay projected sales. These risks may be exacerbated to the extent we engage third party developers or contractors in connection with such projects or are subject to approvals of regulatory bodies to complete the projects. For example, the Shops at Hudson Yards project is a significant, multi‑year development project managed by a third party and we cannot assure you that the project, including the full‑line Neiman Marcus store, will be completed within the timeframe or budget that we currently contemplate. As each new store represents a significant investment of capital, time and other resources, delays or failures in opening new stores, or achieving lower than expected sales in new stores, could materially and adversely affect our growth.
Our growth strategies may also lead us to expand into additional geographical markets in the future, either by opening new stores or through acquisitions. These markets may have different competitive conditions, consumer trends and discretionary spending patterns than our existing markets, which may cause our operations in these markets to be less successful than in our existing markets.
If we are unable to successfully maintain a relevant and reliable omni‑channel experience for our customers, our financial performance and brand image could be adversely affected.
As an omni‑channel retailer, increasingly we interact with our customers across a variety of different channels, including in‑store, online, mobile technologies, and social media. Our customers are increasingly using tablets and mobile phones to make purchases online and facilitate purchasing decisions when in our stores. Our customers also engage with us online by providing feedback and public commentary about all aspects of our business. Omni‑channel retailing is rapidly evolving, and our success depends on our ability to anticipate and implement innovations in customer experience and logistics to appeal to customers who increasingly rely on multiple channels to meet their shopping needs. If for any reason we are unable to implement our omni‑channel initiatives, provide a convenient and consistent experience for our customers across all channels or provide our customers the products they want, when and where they want them, our financial performance and brands could be adversely affected.
We are also vulnerable to certain additional risks and uncertainties associated with our e‑commerce websites, including changes in required technology interfaces, website downtime and other technical failures, internet connectivity issues, costs and technical issues as we upgrade our website software, computer viruses, changes in applicable federal and state regulations, security breaches and consumer privacy concerns. In addition, we must keep up to date with competitive technology trends, including the use of new or improved technology, evolving creative user interfaces and other e‑commerce marketing trends such as paid search, re‑marketing and the proliferation of mobile usage, among others, which may increase our costs and which may not succeed in increasing sales or attracting customers. Our failure to successfully respond to these risks and uncertainties could adversely affect the sales or margins in our e‑commerce business, as well as damage our reputation and brands.
Our business and performance may be adversely affected by the significant costs associated with our expansion and growth strategies.
We intend to make significant ongoing investments to support our growth strategies. For example, we make capital investments in our new and existing stores, websites, omni‑channel model (including in connection with NMG One) and distribution and support facilities, as well as in information technology, and incur expenses for headcount, advertising and marketing, professional fees and other costs in support of our growth initiatives. The amounts of such investments, expenses and costs are often difficult to predict because they require us to anticipate our customers’ needs, our needs as we grow, trends within our industry and our competitors’ actions. If we fail to accurately predict the amounts of these investments, expenses and costs, our results of operations could be adversely affected.
For example, we routinely evaluate the need to expand and/or remodel our existing stores. In undertaking store expansions or remodels, we must complete the expansion or remodel in a timely, cost‑effective manner, minimize disruptions to our existing operations and succeed in creating an improved shopping environment. In addition, new store openings involve the risks described under “Our business depends significantly on the expansion and growth of our retail stores, which are subject to numerous risks, some of which are beyond our control.”
Failure to execute on these or other aspects of our store growth strategies in a cost‑effective manner could adversely affect our revenues and results of operations.
Investments and partnerships in new business strategies and acquisitions could impact our business, financial performance and results of operations.
We may, from time to time, acquire other businesses, such as our acquisition of MyTheresa in October 2014, or make other investments in businesses or partnerships, which would subject us to additional associated risks, including the integration of operations and personnel, the achievement of any expected operational, branding and other synergies, and the diversion of management resources to effect and implement acquisitions. These acquisitions and investments may not perform as expected or cause us to assume liabilities unrecognized or underestimated in due diligence. In addition, we may be unable to retain key employees in any business we acquire, we may experience difficulty integrating any businesses we acquire, and any such acquisitions may result in the diversion of our capital and our management’s attention from other business issues and opportunities, any of which could harm our business, financial performance and results of operations.
A significant portion of our revenue is from our stores in four states, which exposes us to downturns or catastrophic occurrences in those states.
Our stores located in California, Florida, New York and Texas together represented approximately 50% of our revenues in fiscal year 2015. As a result, we are more vulnerable to conditions in those states, particularly the major metropolitan areas in those states, than our more geographically diversified competitors. Any unforeseen events or circumstances that negatively affect those states could materially adversely affect our revenues and profitability. These factors include, among other things, changes in demographics, population and employee bases, wage increases, changes in economic conditions, severe weather conditions and other catastrophic occurrences. Such conditions may result in reduced customer traffic and spending in our stores, physical damage to our stores, loss of inventory, closure of one or more of our stores, inadequate work force in our markets, temporary disruption in the supply of merchandise, delays in the delivery of merchandise to our stores and a reduction in the availability of merchandise in our stores. Any of these factors may disrupt our business and materially adversely affect our business, financial condition and results of operations.

 We are dependent on our relationships with certain designers, vendors and other sources of merchandise.

Our relationships with established and emerging designers are a key factor in our success as a luxury merchandise retailer because sales of designer merchandise represent a substantial portion of our revenues. Many of our key vendors limit the number of retail channels they use to sell their merchandise, and we have no guaranteed supply arrangements with our principal sources of merchandise. In addition, nearly all of our top designer brands are sold by competing retailers and have their own proprietary retail stores and/or websites. Accordingly, there can be no assurance that any of such sources or designers will continue to sell to us or meet our quality, style and volume requirements.

If one or more of our top designers were to (i) limit the supply of merchandise made available to us for resale on a wholesale basis or otherwise, (ii) increase the supply of merchandise made available to our competitors, (iii) increase the supply of merchandise made available to their own proprietary retail stores and websites or significantly increase the number of their proprietary retail stores, (iv) convert the distribution of merchandise made available to us from a wholesale arrangement to a concession arrangement (whereby the designer merchandises its boutique within our store and pays us a pre-determined percentage of the revenues derived from the sale of such merchandise) or (v) cease the wholesale distribution of their merchandise to retailers, our business could be adversely affected. Any decline in the quality or popularity of our top designer brands could also adversely affect our business.

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
We discovered in January 2014 that malicious software (malware) was clandestinely installed on our computer systems (the Cyber-Attack). Based on information from our forensic investigation, it appears that the malware actively attempted to collect payment card data from July 16, 2013 through October 30, 2013 at 77 of our 85 stores, on different dates at each store within this time period. During that time period, information from approximately 370,000 customer payment cards could have been potentially collected by the malware.
We have been cooperating with the U.S. Secret Service in its investigation into the Cyber-Attack. In testimony before Congress in February 2014, a Secret Service official explained that the attack on our systems was exceedingly sophisticated, and was unprecedented in the manner in which it was customized to defeat our defenses and remain undetected. The Secret Service official also testified that we used a robust security plan to protect customer data, but that, given its level of sophistication, the attacker nevertheless succeeded in having malware operate on our systems.
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
As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we incurred costs in fiscal years 2015 and 2014 associated with the Cyber-Attack, including investigative, legal and other costs. In the future, payment card companies and associations may require us to reimburse them for unauthorized card charges and costs to replace cards and may also impose fines or penalties in connection with the Cyber-Attack, and federal and state enforcement authorities may also impose fines or other remedies against us. We expect to incur additional costs to investigate and remediate the matter in the foreseeable future. Such costs are not currently estimable but could be material to our future results of operations.
As described in Item 3, "Legal Proceedings" and Note 12 of the Notes to Consolidated Financial Statements in Item 15, the Cyber-Attack has given rise to putative class action litigation on behalf of customers and regulatory investigations. At this point, we are unable to predict the developments in, outcome of, and economic and other consequences of pending or future litigation or government inquiries related to this matter. Any future criminal cyber-attack or data security incident may result in additional regulatory investigations, legal proceedings or liability under laws that protect the privacy of personal information, all of which may damage our reputation and relationships with our customers and adversely affect our business, financial condition and results of operations.

A material disruption in our information systems could adversely affect our business or results of operations.
We rely on our information systems to process transactions, summarize our results of operations and manage our business. The reliability and capacity of our information systems is critical to our operations and the implementation of our growth initiatives. Our information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyber‑attack or other security breaches and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism and usage errors by our employees. If our information systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer losses of critical data and/or interruptions or delays in our operations. To keep pace with changing technology, we must continuously implement new information technology systems as well as enhance our existing systems. Moreover, the successful execution of some of our growth strategies, in particular the expansion of our omni‑channel and online capabilities, is dependent on the design and implementation of new systems and technologies and/or the enhancement of existing systems, such as our ongoing implementation of NMG One. Any material disruption in our information systems, or delays or difficulties in implementing or integrating new systems or enhancing or expanding current systems, could have an adverse effect on our business, in particular our online operations, and results of operations.
Our continued success is substantially dependent on positive perceptions of our company, which, if eroded, could adversely affect our customer and employee relationships.

We have a reputation associated with a high level of integrity, customer service and quality merchandise, which is one of the reasons customers shop with us and employees choose us as a place of employment. To be successful in the future, we must continue to preserve, grow and leverage the value of our reputation. Reputational value is based in large part on perceptions. While reputations may take decades to build, negative incidents, including actions taken by our business partners, can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations or litigation. Any significant damage to our reputation could negatively impact sales, diminish customer trust, reduce employee morale and productivity and lead to difficulties in recruiting and retaining qualified employees.

Conditions in the countries where we source our merchandise and international trade conditions could adversely affect us.

A substantial majority of our merchandise is manufactured overseas, mostly in Europe and, to a lesser extent, China, Mexico and South America, and delivered to us by our vendors as finished goods. As a result, political or financial instability, labor strikes, natural disasters or other events resulting in the disruption of trade or transportation from other countries or the imposition of additional regulations relating to foreign trade could cause significant delays or interruptions in the supply of our merchandise or increase our costs, either of which could have an adverse effect on our business. If we are forced to source merchandise from other countries, such merchandise might be more expensive or of a different or inferior quality from the merchandise we now sell. If we were unable to adequately replace the merchandise we currently source with merchandise produced elsewhere, our business could be adversely affected.

Our business is affected by foreign currency fluctuations and inflation.

We purchase a substantial portion of our inventory from foreign suppliers whose costs are affected by the fluctuation of their local currency against the U.S. dollar or who price their merchandise in currencies other than the U.S. dollar. While fluctuations in the Euro-U.S. dollar exchange rate can affect us most significantly, we source merchandise from numerous countries and thus are affected by changes in numerous other currencies and, generally, by fluctuations in the value of the U.S. dollar relative to such currencies. During fiscal year 2015, the U.S. dollar began to strengthen against the Euro and other international currencies. We believe a strengthening U.S. dollar may (i) create disincentives to, or changes in the pattern, practice or frequency of, travel to and spending by foreign tourists in the regions in which we operate our retail stores and (ii) impact U.S. consumers’ willingness or ability to travel abroad and purchase merchandise we offer for sale at lower prices from foreign retailers. In addition, we believe a strengthening of the U.S. dollar relative to foreign currencies, most notably the Euro, may impact the retail prices of merchandise offered for sale and/or our cost of goods sold. Any of these effects could cause our revenues or product margins to decrease.

We have also experienced certain inflationary effects in our cost base due to increases in selling, general and administrative expenses, particularly with regard to employee health care and other benefits, and increases in fuel prices, which impact freight and transportation costs. Inflation can harm our margins and profitability if we are unable to increase prices or cut costs to offset the effects of inflation in our cost base.

Economic, political and other risks associated with our international operations could adversely affect our revenues and international growth prospects.
As part of our business strategy, we intend to increase our sales outside the United States. We have limited experience operating overseas subsidiaries and managing non‑U.S. employees and, as a result, may encounter cultural challenges with local practices and customs that may result in harm to our reputation and the value of our brands. Our international revenues are subject to a number of risks inherent to operating in foreign countries, and any expansion of our international operations will increase the effects of these risks. These risks include: (i) political, economic and civil instability of foreign markets (including acts of terrorism); (ii) foreign governments’ restrictive trade policies; (iii) sudden policy changes by foreign agencies or governments; (iv) the imposition of, or increase in, duties, taxes, government royalties or non‑tariff trade barriers;

(v) difficulty in collecting international accounts receivable and potentially longer payment cycles; (vi) restrictions on repatriation of cash and investments in operations in certain countries; (vii) problems entering international markets with different cultural bases and consumer preferences; (viii) labor unrest in foreign markets; (ix) compliance with laws and regulations applicable to international operations, such as the Foreign Corrupt Practices Act and regulations promulgated by the Office of Foreign Asset Control; and (x) operating in new, developing or other markets in which there are significant uncertainties regarding the interpretation, application and enforceability of laws and regulations relating to contract and intellectual property rights. Any of these risks could have a material adverse effect on our international operations and our growth strategy.
We outsource certain business processes to third-party vendors, which subjects us to risks, including disruptions in our business and increased costs.

We outsource certain technology-related processes to third parties. These include credit card authorization and processing, insurance claims processing, payroll processing, record keeping for retirement and benefit plans and certain information technology functions. In addition, we depend on third-party vendors for delivery of our merchandise from manufacturers and to our customers. We review outsourcing alternatives on a regular basis and may decide to outsource additional processes in the future. If third-party providers fail to meet our performance standards and expectations, including with respect to data security, our reputation, sales and results of operations could be adversely affected. In addition, we could face increased costs associated with finding replacement vendors or hiring new employees to provide these services in-house.

The loss of senior management or attrition among our buyers or key sales associates could adversely affect our business.

Our success in the global luxury merchandise industry is dependent on our senior management team, buyers and key sales associates. We rely on the experience of our senior management, and their knowledge of our business and industry would be difficult to replace. If we were to lose a portion of our buyers or key sales associates, our ability to benefit from long-standing relationships with key designers or to provide relationship-based customer service could suffer. We may not be able to retain our current senior management team, buyers or key sales associates and the loss of any of these individuals could adversely affect our business. We do not maintain key person insurance on any employee.

Our business may be adversely affected by union activities.
Certain employees of our Bergdorf Goodman stores, representing less than 1% of our total employees, are subject to a collective bargaining agreement. We may experience pressure from labor unions or become the target of campaigns similar to those faced by our competitors, and the unionization of a more significant portion of our workforce could increase the overall costs at the affected locations and adversely affect our flexibility to run our business competitively and otherwise adversely affect our business, financial condition and results of operations.
Changes in our credit card arrangements and regulations with respect to those arrangements could adversely impact our business.

We maintain a proprietary credit card program through which credit is extended to customers and have a related marketing and servicing alliance with affiliates of Capital One. Pursuant to the Program Agreement, Capital One currently offers credit cards and non-card payment plans under both the "Neiman Marcus" and "Bergdorf Goodman" brand names. Also, we receive payments from Capital One based on sales transacted on our proprietary credit cards. We may receive additional payments based on the profitability of the portfolio as determined under the Program Agreement depending on a number of factors, including credit losses. In addition, we receive payments from Capital One for marketing and servicing activities we provide to Capital One. The Program Agreement terminates in July 2020 (renewable thereafter for three-year terms), subject to early termination provisions.

In connection with the Program Agreement, we have changed and may continue to change the terms of credit offered to our customers. In addition, Capital One has discretion over certain policies and arrangements with credit card customers and may change these policies and arrangements in ways that affect our relationships with these customers. Moreover, changes in credit card use, payment patterns and default rates may result from a variety of economic, legal, social and other factors that we cannot control or predict with certainty. Any such changes in our credit card arrangements may adversely affect our credit card program and, ultimately, our business.

Credit card operations such as our proprietary program through Capital One are subject to numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider such as the Credit Card

Accountability Responsibility and Disclosure Act of 2009 (the CARD Act) and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act). The CARD Act included new and revised rules and restrictions on credit card pricing, finance charges and fees, customer billing practices and payment application. The Dodd-Frank Act was enacted in July 2010 and increased the regulatory requirements affecting providers of consumer credit. These changes significantly restructured regulatory oversight and other aspects of the financial industry, created a new federal agency to supervise and enforce consumer lending laws and regulations and expanded state authority over consumer lending. We anticipate more regulation and interpretations of the new rules to continue, and, depending on the nature and extent of these new regulations and interpretations, we may be required to make changes to our credit card practices and systems. Any regulation or change in the regulation of credit arrangements, pursuant to the CARD Act, the Dodd-Frank Act or otherwise, that would materially limit the availability of credit to our customer base could adversely affect our business.

We are subject to risks associated with owning and leasing substantial amounts of real estate.

We own or lease substantial amounts of real estate, primarily our retail stores and office facilities, and many of the stores we own are subject to ground leases or operating covenants. Accordingly, we are subject to all of the risks associated with owning and leasing real estate. In particular, the value of the relevant assets could decrease, or costs to operate stores could increase, in either case because of changes in the supply or demand of available store locations, demographic trends or the overall investment climate for real estate. Pursuant to the operating covenants in certain of our leases, we could be required to continue to operate a store that no longer meets our performance expectations, requirements or current operating strategies. The terms of our real estate leases, including renewal options, range from three to 130 years. We believe that we have been able to lease real estate on favorable terms, but there is no guarantee that we will be able to continue to negotiate these terms in the future. If we are not able to enter into new leases or renew existing leases on terms acceptable to us, our business and results of operations could be adversely affected.

Our ability to timely deliver merchandise to our stores and customers is dependent on a limited number of distribution facilities. The loss of, or disruption in, one or more of our distribution facilities could adversely affect our business and operations.

We operate a limited number of distribution facilities. Our ability to meet the needs of our retail stores and online operations depends on the proper operation of these distribution facilities. Although we believe that we have appropriate contingency plans, unforeseen disruptions in operations due to freight difficulties, strikes, fire, weather conditions, natural disasters or for any other reason may result in the loss of inventory and/or delays in the delivery of merchandise to our stores and customers. In such an event, our customers may decide to purchase merchandise from our competitors instead of from us. In addition, we could incur higher costs and longer lead times associated with the distribution of our merchandise during the time it takes to reopen or replace a damaged facility. Any of the foregoing factors could adversely affect our business, financial condition and results of operations.

Our business may be adversely affected by catastrophic events and extreme or unseasonable weather conditions.

Unforeseen events, including war, terrorism and other international conflicts, public health issues and natural disasters such as earthquakes, hurricanes or tornadoes, whether occurring in the United States or abroad, could disrupt our supply chain operations, international trade or result in political or economic instability. Any of the foregoing events could result in property losses, reduce demand for our merchandise or make it difficult or impossible to obtain merchandise from our suppliers.

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

Our failure to comply with, or developments in, laws, rules or regulations could affect our business or results of operations.

We are subject to customs, anti-corruption laws, truth-in-advertising, intellectual property, labor and other laws, including consumer protection regulations, credit card regulations, environmental laws and zoning and occupancy ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise, regulate wage and hour matters with respect to our employees and govern the operation of our retail stores and warehouse facilities. Although we undertake to monitor our compliance with and developments in these laws, rules and regulations, if these laws are violated by us or our importers, designers, manufacturers, distributors or other business partners, or if the interpretation of these laws, rules or regulations changes, we could experience delays in shipments and receipt of merchandise, suffer damage to our reputation or be subject to fines or other penalties under the controlling regulations, any of which could adversely affect our business or results of operations.

If we are unable to enforce our intellectual property rights, if we are accused of infringing a third party’s intellectual property rights, or if the merchandise we purchase from vendors is alleged to have infringed a third party’s intellectual property rights, our business or results of operations may be adversely affected.
Our future success and competitive position depend in part on our ability to maintain and protect our brand. We and our subsidiaries currently own various intellectual property rights in the United States and in various foreign jurisdictions, including our trademarks, tradenames and service marks, such as the “Neiman Marcus,” “Bergdorf Goodman” and “mytheresa” marks, that differentiate us from our competitors. We currently rely on a combination of copyright, trademark, trade dress and unfair competition laws to establish and protect our intellectual property and other proprietary rights, but the steps we take to protect such rights may be inadequate to prevent infringement of our trademarks and proprietary rights by others. Such unauthorized use of our trademarks, trade secrets, or other proprietary rights may cause significant damage to our brand and have an adverse effect on our business. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States and there can be no assurance that we are adequately protected in all countries or that we will prevail when defending our trademark or proprietary rights. The loss or reduction of any of our significant intellectual property or proprietary rights could have an adverse effect on our business.
Additionally, third parties may assert claims against us alleging infringement, misappropriation or other violations of their intellectual property or other proprietary rights, whether or not the claims have merit. Such claims could be time consuming and expensive to defend and may divert management’s attention and resources. This could have an adverse effect on our business or results of operations and cause us to incur significant litigation costs and expenses. In addition, resolution of such claims may require us to cease using the relevant intellectual property or other rights or selling the allegedly infringing products, or to license rights from third parties.
We purchase merchandise from vendors that may incorporate protected intellectual property, and we do not independently investigate whether these vendors legally hold intellectual property rights to merchandise that they are manufacturing or distributing. As a result, we rely upon the vendors’ representations and indemnifications set forth in our purchase orders and supplier agreements concerning their right to sell us the products that we purchase from them. If a third party claims to have rights with respect to merchandise we purchased from a vendor, or if we acquire unlicensed merchandise, we could be obligated to remove such merchandise from our stores, incur costs associated with destruction of such merchandise if the distributor or vendor is unwilling or unable to reimburse us and be subject to liability under various civil and criminal causes of action, including actions to recover unpaid royalties and other damages and injunctions. Any of these results could harm our brand image and have a material adverse effect on our business and growth.
Claims under our insurance plans and policies may differ from our estimates, which could adversely affect our results of operations.
We use a combination of insurance and self‑insurance plans to provide for potential liabilities for workers’ compensation, general liability, business interruption, property and directors’ and officers’ liability insurance, vehicle liability and employee health-care benefits. Our insurance coverage may not be sufficient, and any insurance proceeds may not be timely paid to us. In addition, liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions, and our business, financial condition and results of operations may be adversely affected if such assumptions are incorrect.
Our high level of fixed lease obligations could adversely affect our business, financial condition and results of operations.
Our high level of fixed lease obligations will require us to use a significant portion of cash generated by our operations to satisfy these obligations and could adversely affect our ability to obtain future financing to support our growth or other operational investments. We will require substantial cash flows from operations to make our payments under our operating leases, which in some cases provide for periodic adjustments in our rent rates. If we are not able to make the required payments under the leases, the owners of or lenders with a security interest in the relevant stores, distribution centers or administrative offices may, among other things, repossess those assets, which could adversely affect our ability to conduct our operations. In addition, our failure to make payments under our operating leases could trigger defaults under other leases or under agreements governing our indebtedness, which could cause the counterparties under those agreements to accelerate the obligations due thereunder.

Risks Related to our Indebtedness

Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to fulfill our obligations with respect to such indebtedness.

As of August 1, 2015, the principal amount of our total indebtedness was approximately $4.7 billion, and we had unused commitments under our senior secured asset-based revolving credit facility (as amended, the Asset-Based Revolving Credit Facility) available to us of $680.0 million, subject to a borrowing base.

The existence and terms of our substantial indebtedness could adversely affect our business, financial condition and results of operations by:

•	making it more difficult for us to satisfy our obligations with respect to our indebtedness;

•
limiting our ability to incur, or guarantee, additional indebtedness or obtain additional financing to fund future working capital, capital expenditures, acquisitions, execution of our business and growth strategies or other general corporate requirements;

•
requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes and future growth;

•	limiting our ability to pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock;

•	increasing our vulnerability to general adverse economic, industry and competitive conditions and government regulations;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our Senior Secured Credit Facilities (as defined below), are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete and our ability to take advantage of new business opportunities;

•	placing us at a disadvantage compared to other, less leveraged competitors and affecting our ability to compete;

•	increasing our cost of borrowing; and

•
causing our suppliers or other parties with which we maintain business relationships to experience uncertainty about our future and seek alternative relationships with third parties or seek to alter their business relationships with us.

We may also incur substantial indebtedness in the future, subject to the restrictions contained in the indentures governing the Notes (as defined below) and the credit agreements governing our Senior Secured Credit Facilities. If such new indebtedness is in an amount greater than our current indebtedness levels, the related risks that we now face could intensify. However, we cannot assure you that any such additional financing will be available to us on acceptable terms or at all. See “—Our ability to obtain adequate financing or raise capital in the future may be limited.”
 We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and results of operations, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory and other factors beyond our control. As a result, we cannot assure you that our business will generate a level of cash flows from operating activities sufficient to permit us to make payments on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling our assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to restructure or refinance our indebtedness will depend on the conditions of the capital markets and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may also restrict us from adopting some of these alternatives.

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

The occurrence of any of the foregoing would materially and adversely affect our business, financial position and results of operations.
Our debt agreements contain restrictions that may limit our flexibility in operating our business.

The indentures governing the Notes and the credit agreements governing our Senior Secured Credit Facilities contain, and any agreements governing future indebtedness will likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our long-term best interest, including restrictions on our and our subsidiaries' ability to:

•	incur additional indebtedness and guarantee indebtedness;

•	create liens;

•	make investments, loans or advances;

•	merge or consolidate;

•	sell assets, including capital stock of subsidiaries or make acquisitions;

•	pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock;

•	prepay, redeem or repurchase certain indebtedness;

•	enter into transactions with affiliates; and

•	alter our lines of business.
In addition, the springing financial covenant in the credit agreement governing our Asset-Based Revolving Credit Facility requires the maintenance of a minimum fixed charge coverage ratio, which covenant is triggered when excess availability under our Asset-Based Revolving Credit Facility is less than the greater of $50.0 million and 10% of the Line Cap (as defined in the credit agreement governing the Asset-Based Revolving Credit Facility) then in effect.  Our ability to meet the financial covenant could be affected by events beyond our control.

A breach of the covenants under the indentures governing the Notes or under the credit agreements governing our Senior Secured Credit Facilities could result in an event of default under the applicable debt document.  Such a default, if not cured or waived, may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt that is subject to an applicable cross-acceleration or cross-default provision.  In addition, an event of default under the credit agreements governing our Senior Secured Credit Facilities would permit the lenders under our Senior Secured Credit Facilities to terminate all commitments to extend further credit under the facilities.  Furthermore, if we were unable to repay the amounts due and payable under our Senior Secured Credit Facilities, those lenders could proceed against the collateral granted to them to secure that indebtedness.  If our lenders or holders of the Notes accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

Based on the foregoing factors, the operating and financial restrictions and covenants in our current debt agreements and any future financing agreements could adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

Our ability to obtain adequate financing or raise capital in the future may be limited.
Our business and operations may consume resources faster than we anticipate. To support our operating strategy, we must have sufficient capital to continue to make significant investments in our new and existing stores, online operations and advertising. While some of these investments can be financed with borrowings under our Asset-Based Revolving Credit Facility, the amount of such borrowings is limited to a periodic borrowing base valuation of our accounts receivable and domestic inventory and is therefore potentially subject to significant fluctuations, as well as certain discretionary rights of the administrative agent of our Asset-Based Revolving Credit Facility in respect of the calculation of such borrowing base value.

Since availability under our Asset-Based Revolving Credit Facility and/or cash generated by our operations may not be sufficient to allow us to fund our capital requirements in the future, we may need to raise additional funds through credit, the issuance of new equity or debt securities or a combination of both. Additional financing may not be available on favorable terms or at all.
In addition, the credit and securities markets and the financial services industry have recently experienced disruption characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities prices, diminished liquidity and credit availability and intervention from the U.S. and other governments. The cost and availability of credit has been and may continue to be adversely affected by these conditions. We cannot be certain that funding for our capital needs will be available from our existing financial institutions and the credit and securities markets if needed, and if available, to the extent required, and on acceptable terms.
The Asset-Based Revolving Credit Facility matures on October 25, 2018, the senior secured term loan facility (as amended, the Senior Secured Term Loan Facility and, together with the Asset-Based Revolving Credit Facility, the Senior Secured Credit Facilities) matures on October 25, 2020, the 8.00% senior cash pay notes due 2021 (the Cash Pay Notes) and the 8.75%/9.50% senior PIK toggle notes due 2021 (the PIK Toggle Notes) mature on October 15, 2021, and the 7.125% senior debentures due 2028 (the 2028 Debentures and, collectively with the Cash Pay Notes and the PIK Toggle Notes, the Notes) mature on June 1, 2028. If we cannot renew or refinance the foregoing indebtedness upon their respective maturities or, more generally, obtain funding when needed, in each case on acceptable terms, we may be unable to continue to fund our capital requirements, which may have an adverse effect on our business, financial condition and results of operations.
We are a holding company with no operations and may not have access to sufficient cash to make payments on our outstanding indebtedness.

We are a holding company and do not have any direct operations. Our only significant assets are the equity interests we directly and indirectly hold in our subsidiaries.  As a result, we are dependent upon dividends and other payments from our subsidiaries to generate the funds necessary to meet our outstanding debt service and other obligations.  Our subsidiaries may not generate sufficient cash from operations to enable us to make principal and interest payments on our indebtedness.  In addition, our subsidiaries are separate and distinct legal entities and, except for our existing and future subsidiaries that will be the guarantors of our indebtedness, any payments on dividends, distributions, loans or advances to us by our subsidiaries could be subject to legal and contractual restrictions on dividends.  In addition, payments to us by our subsidiaries will be contingent upon our subsidiaries’ earnings.  Additionally, we may be limited in our ability to cause any future joint ventures to distribute their earnings to us.  Subject to certain qualifications, our subsidiaries are permitted under the terms of our indebtedness to incur additional indebtedness that may restrict payments from those subsidiaries to us.  There can be no assurance that agreements governing the current and future indebtedness of our subsidiaries will permit those subsidiaries to provide us with sufficient cash to fund payments of principal, premiums, if any, and interest on our indebtedness when due.  In the event that we do not receive distributions or other payments from our subsidiaries, we may be unable to make required payments on our debt.

Despite our level of indebtedness, we and our subsidiaries may still incur substantially more debt. This could further exacerbate the risks to our financial condition described above.

We and our subsidiaries may incur significant additional indebtedness in the future.  Although the indentures governing the Notes and the credit agreements governing our Senior Secured Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial.  As of August 1, 2015, our Asset-Based Revolving Credit Facility provides for borrowings of the lesser of unused commitments of $680.0 million, subject to a borrowing base.  Additionally, (i) our Senior Secured Term Loan Facility may be increased by an amount equal to (x) $650.0 million plus (y) an unlimited amount so long as, in the case of new indebtedness secured on a pari passu basis with our Senior Secured Term Loan Facility, on a pro forma basis our maximum senior secured first lien net leverage ratio, as defined in the credit agreement governing the Senior Secured Term Loan Facility, does not exceed 4.25 to 1.00, and in the case of new indebtedness secured on a junior basis to our Senior Secured Term Loan Facility, subordinated in right of payment to our Senior Secured Term Loan Facility or, in the case of certain incremental equivalent loan debt, unsecured and pari passu in right of payment with our Senior Secured Term Loan Facility, on a pro forma basis our maximum total net leverage ratio, as defined in the credit agreement governing the Senior Secured Term Loan Facility, does not exceed 7.00 to 1.00, in each case subject to certain conditions, and (ii) our Asset-Based Revolving Credit Facility can be increased by up to $300.0 million.  If new debt is added to our current debt levels, the related risks that we and the guarantors now face would increase.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

In the future, we may elect to pay either 50% or all of the interest due on the PIK Toggle Notes for such period in PIK Interest (as defined below) by either increasing the principal amount of the outstanding PIK Toggle Notes or by issuing new PIK Toggle Notes for the entire amount of the interest payment, thereby increasing the aggregate principal amount of the PIK Toggle Notes.  We may elect to pay interest in the form of PIK Interest or partial PIK Interest on up to six interest payments in the aggregate on any interest payment date in respect of the third interest payment in April 2015 (which was paid in cash) through the tenth interest payment in October 2018.  If we make such future interest payments in the form of PIK Interest or partial PIK Interest, the principal amount of the outstanding PIK Toggle Notes would be increased, which in turn would further increase our substantial indebtedness.  See “—Risks Related to our Indebtedness—Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to fulfill our obligations with respect to such indebtedness.”

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our Senior Secured Credit Facilities are at variable rates of interest and expose us to interest rate risk.  We have historically hedged against interest rate fluctuations by using standard hedging instruments, but we are not required to do so and may not do so in the future. Interest rates are currently at historically low levels.  If interest rates increase and we are unable to effectively hedge our interest rate risk, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed may remain the same, and our net earnings and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all revolving loans are fully drawn (and to the extent that LIBOR is in excess of the 1.00% floor rate with respect to our Senior Secured Term Loan Facility), each quarter point change in interest rates would result in a $9.5 million change in annual interest expense on the indebtedness under our Senior Secured Credit Facilities.  In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments to reduce interest rate volatility.  However, it is possible that we will not maintain interest rate swaps with respect to any of our variable rate indebtedness.  Alternatively, any swaps we enter into may not fully or effectively mitigate our interest rate risk.

A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

Our indebtedness currently has a non-investment grade rating, and any rating assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes in our business, warrant.  Any downgrade by any ratings agency may increase the interest rate on our Senior Secured Credit Facilities or result in higher borrowing costs.  Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing.

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

Properties that we use in our operations include Neiman Marcus stores, Bergdorf Goodman stores, Last Call stores and distribution, support and office facilities. As of September 15, 2015, the approximate aggregate square footage of the properties used in our operations was as follows:

	Owned	Owned Subject to Ground Lease	Leased	Total
Neiman Marcus Stores	856,000	2,362,000	2,294,000	5,512,000
Bergdorf Goodman Stores	—	—	316,000	316,000
Last Call Stores and Other	—	—	1,107,000	1,107,000
Distribution, Support and Office Facilities	1,330,000	150,000	1,517,000	2,997,000

Neiman Marcus Stores.  As of September 15, 2015, we operated 41 Neiman Marcus stores, with an aggregate total property size of approximately 5,512,000 square feet.  The following table sets forth certain details regarding each Neiman Marcus store:

Locations	Fiscal Year Operations Began	Gross Store Sq. Feet	Locations	Fiscal Year Operations Began	Gross Store Sq. Feet
Dallas, Texas (Downtown)(1)*	1908	129,000	Denver, Colorado(3)	1991	90,000
Dallas, Texas (NorthPark)(2)	1965	218,000	Scottsdale, Arizona(2)	1992	114,000
Houston, Texas (Galleria)(3)	1969	224,000	Troy, Michigan(3)	1993	157,000
Bal Harbour, Florida(2)	1971	97,000	Short Hills, New Jersey(3)	1996	137,000
Atlanta, Georgia(2)	1973	206,000	King of Prussia, Pennsylvania(3)	1996	145,000
St. Louis, Missouri(2)	1975	145,000	Paramus, New Jersey(3)	1997	141,000
Northbrook, Illinois(3)	1976	144,000	Honolulu, Hawaii(3)	1999	181,000
Fort Worth, Texas(2)	1977	119,000	Palm Beach, Florida(2)	2001	53,000
Washington, D.C.(2)	1978	130,000	Plano, Texas (Willow Bend)(4)*	2002	156,000
Newport Beach, California(3)	1978	153,000	Tampa, Florida(3)	2002	96,000
Beverly Hills, California(1)*	1979	185,000	Coral Gables, Florida(2)	2003	136,000
Westchester, New York(2)	1981	138,000	Orlando, Florida(4)*	2003	95,000
Las Vegas, Nevada(2)	1981	174,000	San Antonio, Texas(4)*	2006	120,000
Oak Brook, Illinois(2)	1982	98,000	Boca Raton, Florida(2)	2006	136,000
San Diego, California(2)	1982	106,000	Charlotte, North Carolina(3)	2007	80,000
Fort Lauderdale, Florida(3)	1983	92,000	Austin, Texas(3)	2007	80,000
San Francisco, California(4)*	1983	252,000	Natick, Massachusetts(4)*	2008	103,000
Chicago, Illinois (Michigan Ave.)(2)	1984	188,000	Woodland Hills, California (Topanga)(3)	2009	120,000
Boston, Massachusetts(2)	1984	111,000	Bellevue, Washington(2)	2010	125,000
Palo Alto, California(3)	1986	120,000	Walnut Creek, California(3)	2012	88,000
McLean, Virginia(4)*	1990	130,000

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
(4)           Owned.
*              Mortgaged to secure our Senior Secured Credit Facilities and the 2028 Debentures.

Bergdorf Goodman Stores.  We operate two Bergdorf Goodman stores, both of which are located in Manhattan at 58th Street and Fifth Avenue. The following table sets forth certain details regarding these stores:

Locations	Fiscal Year Operations Began	Gross Store Sq. Feet
New York City (Main)(1)	1901	250,000
New York City (Men’s)(1)	1991	66,000

(1)           Leased.

Last Call Stores.  As of September 15, 2015, we operated 43 Last Call stores in 16 states that average approximately 25,000 square feet each in size.

Distribution, Support and Office Facilities.  We own approximately 41 acres of land in Longview, Texas, where our primary distribution facility is located.  The Longview facility is the principal merchandise processing and distribution facility for Neiman Marcus stores.  In the spring of 2013, we opened a 198,000 square foot distribution facility in Pittston, Pennsylvania to support the future growth and initiatives of the Company.  The facility in Pittston replaced the distribution facility we previously utilized in Dayton, New Jersey.  We lease four regional service centers in New York, Florida, Texas and California.

We also own approximately 50 acres of land in Irving, Texas, where our online operating headquarters and distribution facility are located.  In addition, we currently utilize another regional distribution facility in Dallas, Texas to support our online operations. We also utilize a 108,000 square foot facility outside of Munich, Germany to support our MyTheresa operations.

Lease Terms.  We lease a significant percentage of our stores and, in certain cases, the land upon which our stores are located.  The terms of these leases, assuming all outstanding renewal options are exercised, range from three to 130 years.  The lease on the Bergdorf Goodman Main Store expires in 2050, with no renewal options, and the lease on the Bergdorf Goodman Men’s Store expires in 2020, with a 10-year renewal option.  Most leases provide for monthly fixed rentals or contingent rentals based upon revenues in excess of stated amounts and normally require us to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs.

For further information on our properties and lease obligations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 of the Notes to Consolidated Financial Statements in Item 15.

ITEM 3.     LEGAL PROCEEDINGS

Employment and Consumer Class Actions Litigation. On April 30, 2010, a Class Action Complaint for Injunction and Equitable Relief was filed against the Company, Newton Holding, LLC, TPG Capital, L.P. and Warburg Pincus LLC in the U.S. District Court for the Central District of California by Sheila Monjazeb, individually and on behalf of other members of the general public similarly situated. On July 12, 2010, all defendants except for the Company were dismissed without prejudice, and on August 20, 2010, this case was dismissed by Ms. Monjazeb and refiled in the Superior Court of California for San Francisco County. This complaint, along with a similar class action lawsuit originally filed by Bernadette Tanguilig in 2007, sought monetary and injunctive relief and alleged that the Company has engaged in various violations of the California Labor Code and Business and Professions Code, including without limitation, by (i) asking employees to work “off the clock,” (ii) failing to provide meal and rest breaks to its employees, (iii) improperly calculating deductions on paychecks delivered to its employees and (iv) failing to provide a chair or allow employees to sit during shifts. The Monjazeb and Tanguilig class actions were deemed “related” cases and were then brought before the same trial court judge.  On October 24, 2011, the court granted the Company’s motion to compel Ms. Monjazeb and Juan Carlos Pinela (a co-plaintiff in the Tanguilig case) to arbitrate their individual claims in accordance with the Company’s Mandatory Arbitration Agreement, foreclosing their ability to pursue a class action in court. However, the court’s order compelling arbitration did not apply to Ms. Tanguilig because she is not bound by the Mandatory Arbitration Agreement.  Further, the court determined that Ms. Tanguilig could not be a class representative of employees who are subject to the Mandatory Arbitration Agreement, thereby limiting the putative class action to those associates who were employed between December 2003 and July 15, 2007 (the effective date of our Mandatory Arbitration Agreement).  Following the court’s order, Ms. Monjazeb and Mr. Pinela filed demands for arbitration with the American Arbitration Association (AAA) seeking to arbitrate not only their individual claims, but also class claims, which the Company asserted violated the class action waiver in the Mandatory Arbitration Agreement. This led to further proceedings in the trial court, a stay of the arbitrations, and a decision by the trial court, on its own motion, to reconsider its order compelling arbitration. The trial court ultimately decided to vacate its order compelling arbitration due to a recent

California appellate court decision.  Following this ruling, the Company timely filed two separate appeals, one with respect to Mr. Pinela and one with respect to Ms. Monjazeb, with the California Court of Appeal, asserting that the trial court did not have jurisdiction to change its earlier determination of the enforceability of the arbitration agreement. The appeal with respect to Mr. Pinela has been fully briefed, and oral argument was held on June 9, 2015. On June 29, 2015, the California Court of Appeal issued its order affirming the trial court's denial of our motion to compel arbitration and awarding Mr. Pinela his costs of appeal. On July 13, 2015, we filed our petition for rehearing with the California Court of Appeal, which was denied on July 29, 2015. On August 10, 2015, we filed our petition for review with the California Supreme Court, and Mr. Pinela filed his answer on August 31, 2015. On September 16, 2015, the California Supreme Court denied our petition for review. The appeal with respect to Ms. Monjazeb was dismissed since final approval of the class action settlement (as described below) was granted.

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

In Ms. Monjazeb's class action, a settlement was reached at a mediation held on January 25, 2014, and the court granted final approval of the settlement after the final approval hearing held on September 18, 2014. Notwithstanding the settlement of the Monjazeb class action, Ms. Tanguilig filed a motion on January 26, 2015 seeking to recover catalyst attorneys' fees from the Company. A hearing was held on February 24, 2015, and the court issued an order on February 25, 2015 allowing Ms. Tanguilig to proceed with her motion to recover catalyst attorneys' fees related to the Monjazeb settlement. On April 8, 2015, Ms. Tanguilig filed her motion for catalyst attorneys' fees. A hearing on the motion was held on July 23, 2015 and the motion was denied by the court on July 28, 2015.

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

In addition to the foregoing matters, the National Labor Relations Board (NLRB) has been pursuing a complaint alleging that the Mandatory Arbitration Agreement’s class action prohibition violates employees’ rights to engage in concerted activity, which was submitted to an administrative law judge (ALJ) for determination on a stipulated record. Recently, the ALJ issued a recommended decision and order finding that the Company's Arbitration Agreement and class action waiver violated the National Labor Relations Act (NLRA). The matter was transferred to the NLRB for further consideration and decision. On August 4, 2015, the NLRB affirmed the ALJ’s decision and ordered the Company not to maintain and/or enforce the provisions of the Arbitration Agreement found to violate the NLRA and to take affirmative steps to effectuate the NLRA’s policies. On August 12, 2015, we filed our petition for review of the NLRB’s order with the U.S. Court of Appeals for the Fifth Circuit.

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

Cyber-Attack Class Actions Litigation. Three class actions relating to the Cyber-Attack were filed in January 2014 and later voluntarily dismissed by the plaintiffs between February and April 2014. The plaintiffs had alleged negligence and other claims in connection with their purchases by payment cards and sought monetary and injunctive relief. Melissa Frank v. The Neiman Marcus Group, LLC, et al., was filed in the U.S. District Court for the Eastern District of New York on January 13, 2014 but was voluntarily dismissed by the plaintiff on April 15, 2014, without prejudice to her right to re-file a complaint. Donna Clark v. Neiman Marcus Group LTD LLC was filed in the U.S. District Court for the Northern District of Georgia on January 27, 2014 but was voluntarily dismissed by the plaintiff on March 11, 2014, without prejudice to her right to re-file a complaint. Christina Wong v. The Neiman Marcus Group, LLC, et al., was filed in the U.S. District Court for the Central District of California on January 29, 2014, but was voluntarily dismissed by the plaintiff on February 10, 2014, without prejudice to her right to re-file a complaint. Three additional putative class actions relating to the Cyber-Attack were filed in March and April 2014, also alleging negligence and other claims in connection with plaintiffs’ purchases by payment cards. Two of the cases, Katerina Chau v. Neiman Marcus Group LTD Inc., filed in the U.S. District Court for the Southern District of California on March 14, 2014, and Michael Shields v. The Neiman Marcus Group, LLC, filed in the U.S. District Court for the Southern District of California on April 1, 2014, were voluntarily dismissed, with prejudice as to Chau and without prejudice as to Shields. The third case, Hilary Remijas v. The Neiman Marcus Group, LLC, was filed on March 12, 2014 in the U.S. District Court for the Northern District of Illinois. On June 2, 2014, an amended complaint in the Remijas case was filed, which added three plaintiffs (Debbie Farnoush and Joanne Kao, California residents; and Melissa Frank, a New York resident) and asserted claims for negligence, implied contract, unjust enrichment, violation of various consumer protection statutes, invasion of privacy and violation of state data breach laws. The Company moved to dismiss the Remijas amended complaint on July 2, 2014. On September 16, 2014, the court granted the Company's motion to dismiss the Remijas case on the grounds that the plaintiffs lacked standing due to their failure to demonstrate an actionable injury. On September 25, 2014, plaintiffs appealed the district court's order dismissing the case to the Seventh Circuit Court of Appeals. Oral argument was held on January 23, 2015. On July 20, 2015, the Seventh Circuit Court of Appeals reversed the district court's ruling and remanded the case to the district court for further proceedings. On August 3, 2015, we filed a petition for rehearing en banc. On September 17, 2015, the Seventh Circuit Court of Appeals denied our petition for rehearing. Andrew McClease v. The Neiman Marcus Group, LLC was filed in the U.S. District Court for the Eastern District of North Carolina on December 30, 2014, alleging negligence and other claims in connection with Mr. McClease's purchase by payment card. On March 9, 2015, the McClease case was voluntarily dismissed without prejudice by stipulation of the parties.

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

Other Litigation. In addition to the matters discussed above, we are currently involved in various other legal actions and proceedings that arose in the ordinary course of business. With respect to the matters described above as well as all other current outstanding litigation involving us, we believe that any liability arising as a result of such litigation will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Subsequent to the Acquisition and the Conversion, our membership unit is privately held and there is no established public trading market for such unit.

Dividends

We do not currently intend to pay any dividends, distributions or other similar payments on our membership unit in the foreseeable future. Instead, we currently intend to use all of our earnings for the operation and growth of our business and the repayment of indebtedness.

We did not declare or pay any dividends, distributions or other amounts on our membership unit in fiscal year 2015 or 2014.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data is qualified in entirety by our Consolidated Financial Statements and the related notes thereto contained in Item 15 and should be read in conjunction with "Business" in Item 1, "Risk Factors" in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. Our historical results are not necessarily indicative of results for any future period and results of operations for interim periods are not necessarily indicative of the results that might be expected for any other interim period or for an entire year.

	Fiscal year ended	Thirty-nine weeks ended	Thirteen weeks ended	Fiscal year ended
	August 1, 2015	August 2, 2014	November 2, 2013	August 3, 2013 (1)	July 28, 2012	July 30, 2011
(in millions, except per share data)	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
OPERATING RESULTS DATA
Revenues	$5,095.1	$3,710.2	$1,129.1	$4,648.2	$4,345.4	$4,002.3
Cost of goods sold including buying and occupancy costs (excluding depreciation)	3,305.5	2,563.0	685.4	2,995.4	2,794.7	2,589.3
Selling, general and administrative expenses (excluding depreciation)	1,162.1	835.0	266.4	1,047.8	1,006.9	924.3
Income from credit card program	(52.8)	(40.7)	(14.7)	(53.4)	(51.6)	(46.0)
Depreciation and amortization (2)	322.8	262.0	46.0	188.9	180.2	194.9
Operating earnings	318.0	8.8	32.1	446.4	403.6	329.7
Net earnings (loss)	$14.9	$(134.1)	$(13.1)	$163.7	$140.1	$31.6

BALANCE SHEET DATA (at period end)
Total assets	$8,875.8	$8,761.7	$5,300.2	$5,201.9	$5,364.8
Total liabilities	7,462.0	7,329.1	4,469.2	4,586.3	4,370.5
Long-term debt, excluding current maturities	4,681.3	4,580.5	2,697.1	2,781.9	2,681.7
Cash dividends per share	$—	$—	$—	$435.0	$—

	Fiscal year ended	Thirty-nine weeks ended	Thirteen weeks ended	Fiscal year ended
	August 1, 2015	August 2, 2014	November 2, 2013	August 3, 2013 (2)	July 28, 2012	July 30, 2011
(dollars in millions, except sales per square foot)	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
OTHER DATA
Change in comparable revenues (3)	3.9%	5.4%	5.7%	4.9%	7.9%	8.1%
Number of full-line stores open at period end	43	43	43	43	44	43
Sales per square foot (4)	$590	$440	$138	$552	$535	$505
Percentage of revenues transacted online	26.3%	24.6%	21.4%	22.2%	20.2%	18.9%

Adjusted EBITDA (5)	$710.6	$501.3	$197.2	$682.7	$619.5	$544.6
Adjusted EBITDA as a percentage of revenues	13.9%	13.5%	17.5%	14.7%	14.3%	13.6%

Capital expenditures (6)	$270.5	$138.0	$36.0	$146.5	$152.8	$94.2
Depreciation expense	185.6	113.3	34.2	141.5	130.1	132.4
Rent expense and related occupancy costs	117.1	79.6	24.1	96.7	91.9	87.6

(1)	Fiscal year 2013 consists of the fifty-three weeks ended August 3, 2013. All other fiscal years consist of fifty-two weeks.

(2)	Amounts include incremental depreciation expense arising from fair value adjustments recorded in connection with purchase accounting.

(3)
Comparable revenues include (i) revenues derived from our retail stores open for more than fifty-two weeks, including stores that have been relocated or expanded, and (ii) revenues from our online operations.  Comparable revenues exclude revenues of (i) closed stores, including our Neiman Marcus store in Minneapolis, which we closed in January 2013, (ii) designer websites created and operated pursuant to contractual arrangements with certain designer brands that had expired by the first quarter of fiscal year 2015 and (iii) MyTheresa, which was acquired in October 2014.  The calculation of the change in comparable revenues for fiscal year 2013 is based on revenues for the fifty-two weeks ended July 27, 2013 compared to revenues for the fifty-two weeks ended July 28, 2012.

(4)
Sales per square foot are calculated as revenues of our Neiman Marcus and Bergdorf Goodman full-line stores for the applicable period divided by weighted average square footage.  Weighted average square footage includes a percentage of period-end square footage for new and closed stores equal to the percentage of the period during which they were open.  The calculation of sales per square foot for fiscal year 2013 is based on revenues for the fifty-two weeks ended July 27, 2013. Online revenues are excluded from the calculation of sales per square foot.

(5)
For an explanation of Adjusted EBITDA as a measure of our operating performance and a reconciliation to net earnings (loss), see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Non-GAAP Financial Measures.”

(6)
Amounts represent gross capital expenditures and exclude developer contributions of $34.7 million, $5.7 million, $0.0 million, $7.2 million, $10.6 million and $10.5 million, respectively, for the periods presented.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes contained in Item 15.  Unless otherwise specified, the meanings of all defined terms in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) are consistent with the meanings of such terms as defined in the Notes to Consolidated Financial Statements in Item 15.  This discussion contains forward-looking statements.  Please see “Special Note Regarding Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions relating to our forward-looking statements.

Overview

The Company is a subsidiary of Neiman Marcus Group, Inc. (f/k/a NM Mariposa Holdings, Inc.), a Delaware corporation (Parent), which is owned by entities affiliated with Ares Management, L.P. and Canada Pension Plan Investment Board (together, the Sponsors) and certain co-investors.  The Company’s operations are conducted through its wholly owned subsidiary, The Neiman Marcus Group LLC (NMG).  The Sponsors acquired the Company on October 25, 2013 (the Acquisition).  Prior to the Acquisition, we were owned by Newton Holding, LLC, which was controlled by investment funds affiliated with TPG Global, LLC (collectively with its affiliates, TPG) and Warburg Pincus LLC (together with TPG, the Former Sponsors). References made to "we," "our" and "us" are used to refer to the Company or collectively to the Company and its subsidiaries, as appropriate to the context.

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

We have prepared our presentation and discussion of the results of operations for the fiscal year ended August 1, 2015 in accordance with the rules and regulations of the SEC by comparing the results of operations of the Successor for the fiscal year ended August 1, 2015 to the results of operations of the Successor for the thirty-nine weeks ended August 2, 2014 and the results of operations of the Predecessor for the thirteen week period ended November 2, 2013. In addition, in some cases we have also prepared our presentation and discussion of the results of operations for the fiscal year ended August 1, 2015 by comparing (i) the results of operations of the Successor for the thirty-nine weeks ended August 1, 2015 to the results of operations of the Successor for the thirty-nine weeks ended August 2, 2014 and (ii) the results of operations of the Successor for the thirteen weeks ended November 1, 2014 to the results of operations of the Predecessor for the thirteen weeks ended November 2, 2013. We have included this additional disclosure because we believe that it assists readers in understanding and assessing the trends and significant changes in our results of operations and provides a more meaningful method of comparison, in part by minimizing the effect that seasonality has on our results of operations when comparing periods comprised of different portions of the calendar year.

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  This resulted in an extra week in fiscal year 2013 (the 53rd week). All references to (i) fiscal year 2015 relate to the fifty-two weeks ended August 1, 2015, (ii) fiscal year 2014 relate to the fifty-two weeks ended August 2, 2014, comprised of the thirty-nine weeks ended August 2, 2014 (Successor) and the thirteen weeks ended November 2, 2013 (Predecessor), and (iii) fiscal year 2013 relate to the fifty-three weeks ended August 3, 2013.  References to fiscal year 2012 and years preceding and fiscal year 2016 and years thereafter relate to our fiscal years for such periods. Certain amounts presented in tables are subject to rounding adjustments and, as a result, the totals in such tables may not sum.

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

Summary of Results of Operations

A summary of our results of operations is as follows:

•
Revenues - Our revenues for fiscal year 2015 were $5,095.1 million, an increase of 5.3% from $4,839.3 million in fiscal year 2014, which included revenues of $3,710.2 million in the thirty-nine weeks ended August 2, 2014 (Successor) and $1,129.1 million in the thirteen weeks ended November 2, 2013 (Predecessor). Revenues generated by our online operations were $1,338.4 million in fiscal year 2015, a comparable increase of 13.0% from fiscal year 2014. MyTheresa generated revenues of $122.7 million in the thirty-nine week period since acquisition, which are included in revenues generated by our online operations but are excluded from all calculations of comparable revenues.

•
Cost of goods sold including buying and occupancy costs (excluding depreciation) (COGS) - COGS were 65.9% of revenues for the thirty-nine weeks ended August 1, 2015 (Successor) compared to 69.1% of revenues for the thirty-nine weeks ended August 2, 2014 (Successor). The decrease in COGS was due primarily to the impact of purchase accounting adjustments in fiscal year 2014 to increase the carrying value of acquired inventories and subsequent sale of the acquired inventories.

COGS were 61.4% of revenues for the thirteen weeks ended November 1, 2014 (Successor) compared to 60.7% of revenues in the corresponding period of the prior year. The increase in COGS was due primarily to (i) higher delivery and processing net costs due to our free shipping/free returns policy for our Neiman Marcus and Bergdorf Goodman brands and (ii) higher buying and occupancy costs as a result of non-cash purchase accounting adjustments to increase our lease rentals to estimated market rates at the Acquisition date and higher rental rates incurred in connection with the expansion of our small format stores.

At August 1, 2015, on-hand inventories totaled $1,154.8 million, an 8.0% increase from August 2, 2014. Based on our current inventory position, we will continue to closely monitor and align our inventory levels and purchases with anticipated customer demand.

•
Selling, general and administrative expenses (excluding depreciation) (SG&A) - SG&A expenses were 22.4% of revenues in the thirty-nine weeks ended August 1, 2015 (Successor) compared to 22.5% of revenues in the corresponding period of the prior year. The lower level of SG&A expenses, as a percentage of revenues, is due primarily to (i) lower current and long-term incentive compensation costs, partially offset by (ii) higher expenses driven by the recent expansion of our small format stores, the remodels of our full-line stores and the acquisition of MyTheresa.

SG&A represented 24.1% of revenues in the thirteen weeks ended November 1, 2014 (Successor) compared to 23.6% of revenues in the corresponding period of the prior year. The higher level of SG&A expenses, as a percentage of revenues, primarily reflects (i) higher planned investments and initiative costs associated with our ongoing investments in corporate initiatives and pre-opening costs incurred in connection with the opening of three small format stores in the thirteen weeks ended November 1, 2014, (ii) higher selling costs driven in part by the expansion of our small format stores and (iii) higher current incentive compensation costs.

Liquidity - Net cash provided by our operating activities was $228.4 million in fiscal year 2015 compared to $283.4 million in the Acquisition and thirty-nine weeks ended August 2, 2014 (Successor) and $12.3 million in the thirteen weeks ended November 2, 2013 (Predecessor). We held cash balances of $73.0 million at August 1, 2015 compared to $196.5 million at August 2, 2014. At August 1, 2015, we had $130.0 million borrowings outstanding under the Asset-Based Revolving Credit Facility, no outstanding letters of credit and $680.0 million of unused borrowing availability. We believe that cash generated from our operations along with our cash balances and available sources of financing will enable us to meet our anticipated cash obligations during the next twelve months.

Outlook - Economic conditions have been and will continue to be impacted by a number of factors, including the rate of economic growth, changes and the volatility in the capital markets, changes in the housing market, unemployment levels, uncertainty regarding governmental spending and tax policies and overall consumer confidence. In fiscal year 2015, we generated lower levels of comparable revenue increases in our third and fourth quarters than in our first and second quarters. We believe the lower levels of comparable revenues may have been impacted by a number of factors including increased uncertainty in global capital markets, increased volatility in both U.S. and global capital markets and a strengthening of the U.S. dollar against international currencies, most notably the Euro. Such factors may adversely impact our future results of operations. As a result, we intend to operate our business in a way that balances these economic conditions and current business trends with our long-term initiatives and growth strategies.

Results of Operations

Performance Summary

The following table sets forth certain items expressed as percentages of revenues for the periods indicated.

	Fiscal year ended	Thirty-nine weeks ended	Thirteen weeks ended	Fiscal year ended
	August 1, 2015	August 2, 2014	November 2, 2013	August 3, 2013 (a)
	(Successor)	(Successor)	(Predecessor)	(Predecessor)

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs (excluding depreciation)	64.9	69.1	60.7	64.4
Selling, general and administrative expenses (excluding depreciation)	22.8	22.5	23.6	22.5
Income from credit card program	(1.0)	(1.1)	(1.3)	(1.1)
Depreciation expense	3.6	3.1	3.0	3.0
Amortization of intangible assets	1.6	2.9	0.6	0.6
Amortization of favorable lease commitments	1.1	1.1	0.4	0.4
Other expenses	0.8	2.2	10.1	0.5
Operating earnings	6.2	0.2	2.8	9.6
Interest expense, net	5.7	6.3	3.3	3.6
Earnings (loss) before income taxes	0.6	(6.0)	(0.5)	6.0
Income tax expense (benefit)	0.3	(2.4)	0.7	2.4
Net earnings (loss)	0.3%	(3.6)%	(1.2)%	3.5%

(a)	Percentages related to fiscal year 2013 include the results of operations of the 53rd week. Summary financial information with respect to the 53rd weeks of fiscal year 2013 is as follows:

(in millions)
Revenues	$61.9
Operating earnings	10.7
EBITDA	13.6

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

	Fiscal year ended	Thirty-nine weeks ended	Thirteen weeks ended	Fiscal year ended
	August 1, 2015	August 2, 2014	November 2, 2013	August 3, 2013 (1)
(dollars in millions, except sales per square foot)	(Successor)	(Successor)	(Predecessor)	(Predecessor)

Change in Comparable Revenues (2)
Total revenues	3.9%	5.4%	5.7%	4.9%
Online revenues	13.0%	14.0%	11.2%	15.8%

Store Count
Neiman Marcus and Bergdorf Goodman full-line stores open at end of period	43	43	43	43
Last Call stores open at end of period	43	38	36	36

Sales per square foot (3)	$590	$440	$138	$552
Percentage of revenues transacted online	26.3%	24.6%	21.4%	22.2%

Capital expenditures (4)	$270.5	$138.0	$36.0	$146.5
Depreciation expense	185.6	113.3	34.2	141.5
Rent expense and related occupancy costs	117.1	79.6	24.1	96.7

Non-GAAP Financial Measures
EBITDA (5)	$640.8	$270.8	$78.1	$635.3
Adjusted EBITDA (5)	$710.6	$501.3	$197.2	$682.7

(1)	Fiscal year 2013 consists of the fifty-three weeks ended August 3, 2013, except where noted. In fiscal year 2013, we generated revenues of $61.9 million and EBITDA of $13.6 million in the 53rd week.

(2)
Comparable revenues include (i) revenues derived from our retail stores open for more than fifty-two weeks, including stores that have been relocated or expanded, and (ii) revenues from our online operations.  Comparable revenues exclude revenues of (i) closed stores, including our Neiman Marcus store in Minneapolis, which we closed in January 2013, (ii) designer websites created and operated pursuant to contractual arrangements with certain designer brands that had expired by the first quarter of fiscal year 2015 and (iii) MyTheresa, which was acquired in October 2014.  The calculation of the change in comparable revenues for fiscal year 2013 is based on revenues for the fifty-two weeks ended July 27, 2013 compared to revenues for the fifty-two weeks ended July 28, 2012.

(3)
Sales per square foot are calculated as revenues of our Neiman Marcus and Bergdorf Goodman full-line stores for the applicable period divided by weighted average square footage.  Weighted average square footage includes a percentage of period-end square footage for new and closed stores equal to the percentage of the period during which they were open.  The calculation of sales per square foot for fiscal year 2013 is based on revenues for the fifty-two weeks ended July 27, 2013. Online revenues are excluded from the calculation of sales per square foot.

(4)	Amounts represent gross capital expenditures and exclude developer contributions of $34.7 million, $5.7 million, $0.0 million and $7.2 million, respectively, for the periods presented.

(5)	For an explanation of EBITDA and Adjusted EBITDA as measures of our operating performance and a reconciliation to net earnings (loss), see “—Non-GAAP Financial Measures.”

Key Factors Affecting Our Results

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

Our revenues can be affected by the following factors:

•
general economic and industry conditions, including inflation, deflation, changes related to the value of the U.S. dollar relative to foreign currencies, interest rates and rates of economic growth, current and expected unemployment levels and government fiscal and monetary policies;

•	the performance of the financial, equity and credit markets;

•	consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt and consumer behaviors towards incurring and paying debt;

•	changes in prices for commodities and energy, including fuel;

•	current and expected tax rates and policies;

•	changes in the level of consumer spending generally and, specifically, on luxury goods;

•	our ability to anticipate, identify and respond effectively to changing consumer demands, fashion trends and consumer shopping preferences and acquire goods meeting customers’ tastes and preferences;

•	changes in the level of full-price sales;

•	changes in the level and timing of promotional events conducted;

•	changes in the level of delivery and processing revenues collected from our customers;

•	our ability to successfully implement our expansion and growth strategies; and

•	changes in the composition and the rate of growth of our sales transacted in store and online.

In addition, our revenues are seasonal, as discussed below under “—Seasonality.”

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS consists of the following components:

•
Inventory costs—We utilize the retail inventory method of accounting. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio, for various groupings of similar items, to the retail value of our inventories. The cost of the inventory reflected on the Consolidated Financial Statements is decreased by charges to cost of goods sold at average cost and the retail value of the inventory is lowered through the use of markdowns. Earnings are negatively impacted when merchandise is marked down. With the introduction of new fashions in the first and third fiscal quarters of each fiscal year and our emphasis on full-price selling in these quarters, a lower level of markdowns and higher margins are characteristic of these quarters.

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise. These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold. We received vendor allowances of $94.8 million in fiscal year 2015, $88.5 million for the thirty-nine weeks ended August 2, 2014, $5.0 million for the thirteen weeks ended November 2, 2013 and $90.2 million in fiscal year 2013. The amounts of vendor allowances we receive fluctuate based on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during fiscal years 2015, 2014 or 2013.

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

Advertising costs consist primarily of (i) online marketing costs, (ii) advertising costs incurred related to the production of the photographic content for our websites and (iii) costs incurred related to the production, printing and distribution of our print catalogs and other promotional materials mailed to our customers. We receive advertising allowances from certain of our merchandise vendors. Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media. Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned. Advertising allowances were approximately $55.0 million in fiscal year 2015, $31.4 million for the thirty-nine weeks ended August 2, 2014, $20.0 million for the thirteen weeks ended November 2, 2013 and $55.0 million in fiscal year 2013.

We also receive allowances from certain merchandise vendors in connection with compensation programs for employees who sell the vendor’s merchandise. These allowances are netted against the related compensation expenses that we incur. Amounts received from vendors related to compensation programs were $76.4 million in fiscal year 2015, $55.4 million for the thirty-nine weeks ended August 2, 2014, $18.5 million for the thirteen weeks ended November 2, 2013 and $72.2 million in fiscal year 2013.

Changes in our SG&A expenses are affected primarily by the following factors:

•	changes in the level of our revenues;

•
changes in the number of sales associates, which are due primarily to new store openings and expansion of existing stores, and the health care and related benefits expenses incurred as a result of such changes;

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

•
increase or decrease based upon future changes to our credit card program in response to changes in regulatory requirements or other changes related to, among other things, the interest rates applied to unpaid balances and the assessment of late fees; and

•	decrease based upon the level of future marketing and other services we provide to Capital One.

Effective income tax rate. Our effective income tax rate may fluctuate from period to period due to a variety of factors, including changes in our assessment of certain tax contingencies, valuation allowances, changes in federal, state and foreign tax laws, outcomes of administrative audits, the impact of accounting for stock‑based compensation, changes in our corporate structure, the impact of other discrete or non‑recurring items and the mix of earnings among our U.S. and international operations, where the statutory rates are generally lower than in the United States. As a result, our effective income tax rate may vary significantly from the federal statutory tax rate.
Seasonality

We conduct our selling activities in two primary selling seasons—Fall and Spring. The Fall season is comprised of our first and second fiscal quarters and the Spring season is comprised of our third and fourth fiscal quarters.

Our first fiscal quarter is generally characterized by a higher level of full-price sales with a focus on the initial introduction of Fall season fashions. Marketing activities designed to stimulate customer purchases, a lower level of markdowns and higher margins are characteristic for this quarter. Our second fiscal quarter is more focused on promotional activities related to the December holiday season, the early introduction of resort season collections from certain designers and the sale of Fall season goods on a marked down basis. As a result, margins are typically lower in our second fiscal quarter. However, due to the seasonal increase in revenues that occurs during the holiday season, our second fiscal quarter is typically the quarter in which our revenues are the highest and in which expenses as a percentage of revenues are the lowest. Our working capital requirements are also the greatest in the first and second fiscal quarters as a result of higher seasonal requirements.

Our third fiscal quarter is generally characterized by a higher level of full-price sales with a focus on the initial introduction of Spring season fashions. Marketing activities designed to stimulate customer purchases, a lower level of markdowns and higher margins are again characteristic for this quarter. Revenues are generally the lowest in our fourth fiscal quarter with a focus on promotional activities offering Spring season goods to customers on a marked down basis, resulting in lower margins during the quarter. Our working capital requirements are typically lower in our third and fourth fiscal quarters compared to the other quarters.

A large percentage of our merchandise assortment, particularly in the apparel, fashion accessories and shoe categories, is ordered months in advance of the introduction of such goods. For example, women’s apparel, men’s apparel, shoes and handbags are typically ordered six to nine months in advance of the products being offered for sale while jewelry and other categories are typically ordered three to six months in advance. As a result, our success depends in large part on our ability to anticipate and identify fashion trends and consumer shopping preferences and to identify and react effectively to rapidly changing consumer demands in a timely manner.

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

Results of Operations for the Fiscal Year Ended August 1, 2015 (Successor) Compared to the Thirty-Nine Weeks Ended August 2, 2014 (Successor) and Thirteen Weeks Ended November 2, 2013 (Predecessor)

Revenues.  Our revenues for fiscal year 2015 of $5,095.1 million increased by $255.8 million, or 5.3%, from $4,839.3 million in fiscal year 2014, which included revenues of $3,710.2 million in the thirty-nine weeks ended August 2, 2014 (Successor) and $1,129.1 million in the thirteen weeks ended November 2, 2013 (Predecessor). Revenues generated by our online operations in fiscal year 2015 increased to $1,338.4 million, representing a comparable increase of 13.0%, from $1,154.2 million in fiscal year 2014, which included revenues of $912.6 million in the thirty-nine weeks ended August 2, 2014 (Successor) and $241.6 million in the thirteen weeks ended November 2, 2013 (Predecessor). New stores generated revenues of $26.7 million in fiscal year 2015. MyTheresa generated revenues of $122.7 million in the thirty-nine week period since acquisition, which are included in revenues generated by our online operations but are excluded from all calculations of comparable revenues.

Comparable revenues for fiscal year 2015 were $4,944.6 million, representing an increase of 3.9%, compared to $4,759.8 million for fiscal year 2014, which included comparable revenues of $3,640.1 million in the thirty-nine weeks ended August 2, 2014 (Successor) and $1,119.7 million in the thirteen weeks ended November 2, 2013 (Predecessor). Changes in comparable revenues by quarter were:

	Fiscal year 2015	Fiscal year 2014

First fiscal quarter	5.5%	5.7%
Second fiscal quarter	5.6	5.5
Third fiscal quarter	2.2	5.9
Fourth fiscal quarter	1.9	4.9
Total fiscal year	3.9	5.5

In fiscal year 2015, we generated lower levels of comparable revenue increases in our third and fourth quarters than in our first and second quarters. We believe the lower levels of comparable revenues may have been impacted by a number of factors including increased uncertainty in global capital markets, increased volatility in both U.S. and global capital markets and a strengthening of the U.S. dollar against international currencies, most notably the Euro.

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS in fiscal year 2015 compared to the thirty-nine weeks ended August 2, 2014 (Successor) and the thirteen weeks ended November 2, 2013 (Predecessor) were:

	Fiscal year ended	Thirty-nine weeks ended		Thirteen weeks ended
	August 1, 2015	August 1, 2015	August 2, 2014	November 1, 2014	November 2, 2013
(in millions, except percentages)	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)

COGS	$3,305.5	$2,577.1	$2,563.0	$728.4	$685.4
COGS as a % of revenues	64.9%	65.9%	69.1%	61.4%	60.7%

COGS were 65.9% of revenues for the thirty-nine weeks ended August 1, 2015 (Successor) compared to 69.1% of revenues for the thirty-nine weeks ended August 2, 2014 (Successor). The decrease in COGS by 3.2% of revenues in the thirty-nine weeks ended August 1, 2015 (Successor) was due primarily to:

•
the impact of purchase accounting adjustments of approximately 3.3% of revenues to increase the carrying value of acquired inventories and subsequent sale of the acquired inventories related to the acquisitions (COGS were increased $6.8 million in fiscal year 2015 related to the MyTheresa acquisition and $129.6 million in fiscal year 2014 related to the Acquisition); partially offset by

•	higher delivery and processing net costs of approximately 0.2% of revenues due to our free shipping/free returns policy for our Neiman Marcus and Bergdorf Goodman brands.

COGS were 61.4% of revenues for the thirteen weeks ended November 1, 2014 (Successor) compared to 60.7% of revenues in the corresponding period of the prior year. The increase in COGS by 0.7% of revenues in the thirteen weeks ended November 1, 2014 (Successor) was due primarily to:

•	higher delivery and processing net costs of approximately 0.4% of revenues due to the free shipping/free returns policy mentioned above; and

•
higher buying and occupancy costs of approximately 0.2% of revenues as a result of (1) non-cash purchase accounting adjustments to increase our lease rentals to estimated market rates at the Acquisition date and (2) higher rental rates incurred in connection with the expansion of our small format stores.

COGS were 64.9% of revenues in fiscal year 2015 compared to 69.1% of revenues for the thirty-nine weeks ended August 2, 2014 (Successor) and 60.7% of revenues for the thirteen weeks ended November 2, 2013 (Predecessor). The difference in COGS for fiscal year 2015 compared to the foregoing Predecessor and Successor periods is due primarily to the factors described above as well as seasonal considerations. Our first and third fiscal quarters are generally characterized by a higher level of full-price sales and margins. For additional information on how seasonality affects our COGS, see "—Seasonality."

Selling, general and administrative expenses (excluding depreciation).  SG&A in fiscal year 2015 compared to the thirty-nine weeks ended August 2, 2014 (Successor) and the thirteen weeks ended November 2, 2013 (Predecessor) were:

	Fiscal year ended	Thirty-nine weeks ended		Thirteen weeks ended
	August 1, 2015	August 1, 2015	August 2, 2014	November 1, 2014	November 2, 2013
(in millions, except percentages)	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)

SG&A	$1,162.1	$875.8	$835.0	$286.3	$266.4
SG&A as a % of revenues	22.8%	22.4%	22.5%	24.1%	23.6%

SG&A expenses as a percentage of revenues decreased 0.1% of revenues to 22.4% in the thirty-nine weeks ended August 1, 2015 (Successor) compared to 22.5% of revenues in the corresponding period of the prior year due primarily to:

•	lower current and long-term incentive compensation costs of approximately 0.5% of revenues; partially offset by

•	higher expenses of approximately 0.4% of revenues driven by the recent expansion of our small format stores, the remodels of our full-line stores and the acquisition of MyTheresa.

SG&A expenses as a percentage of revenues increased 0.5% of revenues to 24.1% in the thirteen weeks ended November 1, 2014 (Successor) compared to 23.6% of revenues in the prior year fiscal period due primarily to:

•
higher planned investments and initiative costs of approximately 0.2% of revenues associated with our ongoing investments in corporate initiatives and pre-opening costs incurred in connection with the opening of three small format stores in the thirteen weeks ended November 1, 2014 (Successor);

•	higher selling costs of approximately 0.2% of revenues driven in part by the expansion of our small format stores; and

•	higher current incentive compensation costs of approximately 0.1% of revenues.

SG&A was 22.8% of revenues in fiscal year 2015 compared to 22.5% of revenues for the thirty-nine weeks ended August 2, 2014 (Successor) and 23.6% of revenues for the thirteen weeks ended November 2, 2013 (Predecessor). The difference in SG&A for fiscal year 2015 compared to the foregoing Predecessor and Successor periods is due primarily to the factors described above as well as seasonal considerations. Our first and third fiscal quarters are generally characterized by a higher level of full-price sales and margins. For additional information on seasonality, see "—Seasonality."

Income from credit card program.  Income from our credit card program was $52.8 million, or 1.0% of revenues, in fiscal year 2015 compared to $40.7 million, or 1.1% of revenues, in the thirty-nine weeks ended August 2, 2014 (Successor) and $14.7 million, or 1.3% of revenues, in the thirteen weeks ended November 2, 2013 (Predecessor).

Depreciation and amortization expenses.  Depreciation expense was $185.6 million, or 3.6% of revenues, in fiscal year 2015 compared to $113.3 million, or 3.1% of revenues, in the thirty-nine weeks ended August 2, 2014 (Successor) and $34.2 million, or 3.0% of revenues, in the thirteen weeks ended November 2, 2013 (Predecessor). The increase in depreciation expense in fiscal year 2015 was due primarily to (i) higher asset values attributable to fair value adjustments to our assets recorded in connection with the purchase price allocation to reflect the Acquisition and (ii) higher capital spending.

Amortization expense was $137.3 million, or 2.7% of revenues, in fiscal year 2015 compared to $148.6 million, or 4.0% of revenues, in the thirty-nine weeks ended August 2, 2014 (Successor) and $11.7 million, or 1.0% of revenues, in the thirteen weeks ended November 2, 2013 (Predecessor). The decrease in amortization expense of 1.3% of revenues in fiscal year 2015 compared to the thirty-nine weeks ended August 2, 2014 (Successor) was due primarily to lower amortization charges with respect to our customer lists in fiscal year 2015. The increase in amortization expense of 1.7% of revenues in fiscal year 2015 compared to the thirteen weeks ended November 2, 2013 (Predecessor) was due primarily to higher asset values attributable to fair value adjustments to our assets recorded in connection with the purchase price allocation to reflect the Acquisition.

Other expenses.  Other expenses in fiscal year 2015 were $39.5 million, or 0.8% of revenues, compared to $82.1 million, or 2.2% of revenues, in the thirty-nine weeks ended August 2, 2014 (Successor) and $113.9 million, or 10.1% of revenues, in the thirteen weeks ended November 2, 2013 (Predecessor). Other expenses include (i) costs incurred in connection with the Acquisition and the MyTheresa acquisition, (ii) expenses incurred in connection with strategic initiatives, (iii) investigative, legal and other expenses, net of insurance recovery, incurred in connection with the Cyber-Attack discovered in January 2014 and (iv) other expenses. We expect to incur ongoing costs related to the Cyber-Attack for the foreseeable future. Such costs are not currently estimable but could be material to our future results of operations.

Operating earnings.  We generated operating earnings of $318.0 million, or 6.2% of revenues, in fiscal year 2015 compared to operating earnings of $8.8 million, or 0.2% of revenues, in the thirty-nine weeks ended August 2, 2014 (Successor) and $32.1 million, or 2.8% of revenues, in the thirteen weeks ended November 2, 2013 (Predecessor). Included in operating earnings in fiscal year 2015 were:

•	other expenses of $39.5 million; and

•	impact of purchase accounting adjustments that increased COGS by $6.8 million related to the step-up in the carrying value of the acquired MyTheresa inventories.

Included in operating earnings in fiscal year 2014 were:

•	other expenses of $82.1 million in the thirty-nine weeks ended August 2, 2014 (Successor) and $113.9 million in the thirteen weeks ended November 2, 2013 (Predecessor); and

•
impact of purchase accounting adjustments that increased COGS by $129.6 million in the thirty-nine weeks ended August 2, 2014 (Successor) related to the step-up in the carrying value of the inventories acquired in connection with the Acquisition.

Interest expense.  Net interest expense was $289.9 million, or 5.7% of revenues, in fiscal year 2015 and $232.7 million, or 6.3% of revenues, in the thirty-nine weeks ended August 2, 2014 (Successor) and $37.3 million, or 3.3% of revenues, in the thirteen weeks ended November 2, 2013 (Predecessor). The significant components of interest expense are as follows:

	Fiscal year ended	Thirty-nine weeks ended	Thirteen weeks ended
	August 1, 2015	August 2, 2014	November 2, 2013
(in millions)	(Successor)	(Successor)	(Predecessor)

Asset-Based Revolving Credit Facility	$1.5	$0.3	$0.1
Senior Secured Term Loan Facility	125.6	102.8	3.7
Cash Pay Notes	76.8	57.6	2.8
PIK Toggle Notes	52.5	39.3	1.9
2028 Debentures	8.9	6.7	2.2
Former Asset-Based Revolving Credit Facility	—	—	0.5
Former Senior Secured Term Loan Facility	—	—	22.5
Amortization of debt issue costs	24.6	17.1	2.5
Other, net	0.1	1.0	1.2
	$289.9	$224.9	$37.3
Loss on debt extinguishment	—	7.9	—
Interest expense, net	$289.9	$232.7	$37.3

In connection with the Refinancing Amendment (as defined below) with respect to the Senior Secured Term Loan Facility in fiscal year 2014, we incurred a loss on debt extinguishment of $7.9 million, which primarily consisted of the write-off of debt issuance costs incurred in connection with the initial issuance of the facility allocable to lenders that did not participate in the facility subsequent to the refinancing.

Income tax expense.  Our effective income tax rate for fiscal year 2015 was 46.8% compared to 40.1% for the thirty-nine weeks ended August 2, 2014 (Successor) and 152.9% for the thirteen weeks ended November 2, 2013 (Predecessor). Our effective income tax rate for fiscal year 2015 exceeded the federal statutory tax rate due primarily to:

•	the non-deductible portion of transaction and other costs incurred in connection with the MyTheresa acquisition; and

•	state income taxes.

Our effective income tax rate for thirty-nine weeks ended August 2, 2014 (Successor) and thirteen weeks ended November 2, 2013 (Predecessor) exceeded the federal statutory tax rate due primarily to:

•	the non-deductible portion of transaction costs incurred in connection with the Acquisition; and

•	state income taxes.

While our future effective income tax rate will depend on the factors described above, we currently anticipate that our effective income tax rate in future periods will be closer to our historical effective income tax rate of approximately 39.2%.
We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Internal Revenue Service (IRS) is currently auditing our fiscal year 2012 and short-year 2013 federal income tax returns. With respect to state, local and foreign jurisdictions, with limited exceptions, we are no longer subject to income tax audits for fiscal years before 2011. We believe our recorded tax liabilities as of August 1, 2015 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances. We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation. At this time, we do not believe such adjustments will have a material impact on our Consolidated Financial Statements.

Results of Operations for the Thirty-Nine Weeks Ended August 2, 2014 (Successor) and Thirteen Weeks Ended November 2, 2013 (Predecessor) Compared to the Fiscal Year Ended August 3, 2013 (Predecessor)

Revenues.  Our revenues increased by $191.1 million, or 4.1%, to $4,839.3 million in fiscal year 2014, which included revenues of $3,710.2 million in the thirty-nine weeks ended August 2, 2014 (Successor) and $1,129.1 million in the thirteen weeks ended November 2, 2013 (Predecessor), from $4,648.2 million in fiscal year 2013. Revenues generated by our online operations in fiscal year 2014 were $1,154.2 million, which included revenues of $912.6 million in the thirty-nine weeks ended August 2, 2014 (Successor) and $241.6 million in the thirteen weeks ended November 2, 2013 (Predecessor), representing a comparable increase of 13.4% from fiscal year 2013. New stores generated revenues of $12.9 million in fiscal year 2014, which included revenues of $7.9 million in the thirty-nine weeks ended August 2, 2014 (Successor) and $5.0 million in the thirteen weeks ended November 2, 2013 (Predecessor).

Comparable revenues for fiscal year 2014 were $4,826.4 million, which included comparable revenues of $3,702.3 million in the thirty-nine weeks ended August 2, 2014 (Successor) and $1,124.1 million in the thirteen weeks ended November 2, 2013 (Predecessor), compared to $4,574.6 million for the fifty-two weeks ended July 27, 2013, representing an increase of 5.5%. Changes in comparable revenues by quarter were:

	Fiscal year 2014	Fiscal year 2013

First fiscal quarter	5.7%	5.4%
Second fiscal quarter	5.5	5.3
Third fiscal quarter	5.9	3.6
Fourth fiscal quarter	4.9	5.4
Total fiscal year	5.5	4.9

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS for the thirty-nine weeks ended August 2, 2014 (Successor) and the thirteen weeks ended November 2, 2013 (Predecessor) compared to the corresponding periods in fiscal year 2013 were:

	Thirty-nine weeks ended		Thirteen weeks ended		Fiscal year ended
	August 2, 2014	August 3, 2013	November 2, 2013	October 27, 2012	August 3, 2013
(in millions, except percentages)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)

COGS	$2,563.0	$2,349.9	$685.4	$645.5	$2,995.4
COGS as a % of revenues	69.1%	65.6%	60.7%	60.4%	64.4%

COGS were 69.1% of revenues for the thirty-nine weeks ended August 2, 2014 (Successor) compared to 65.6% in the corresponding period of the prior year. The increase in COGS of 3.5% of revenues was due to the impact of purchase accounting adjustments of $129.6 million to increase the carrying value of acquired inventories and the subsequent sale of the acquired inventories related to the Acquisition.
For the thirteen weeks ended November 2, 2013 (Predecessor), COGS were 60.7% of revenues compared to 60.4% of revenues in the corresponding period of the prior year. The increase in COGS by 0.3% of revenues was due primarily to:

•
decreased product margins of approximately 0.3% of revenues due primarily to higher markdowns. Due to the shift in the calendar resulting from the inclusion of the 53rd week in our fiscal year 2013, certain markdowns taken in connection with routine promotional events late in October are including our results of operations for the first quarter of fiscal year 2014 (which ended on November 2, 2013). These promotional events occurred in the second quarter of fiscal year 2013 (which started on October 28, 2012); and

•
higher delivery and processing net costs of approximately 0.3% of revenues due to the free shipping/free returns policy we implemented on October 1, 2013 for our Neiman Marcus and Bergdorf Goodman brands; partially offset by

•	the leveraging of buying and occupancy costs by 0.3% of revenues on higher revenues.

COGS were 69.1% of revenues for the thirty-nine weeks ended August 2, 2014 (Successor) and 60.7% of revenues for the thirteen weeks ended November 2, 2013 (Predecessor) compared to 64.4% of revenues in fiscal year 2013. The difference in COGS for the foregoing Predecessor and Successor periods compared to fiscal year 2013 is due primarily to the factors described above as well as seasonal considerations. Our first and third fiscal quarters are generally characterized by a higher level of full-price sales and margins. For additional information on how seasonality affects our COGS, see "—Seasonality."

Selling, general and administrative expenses (excluding depreciation).  SG&A for the thirty-nine weeks ended August 2, 2014 (Successor) and the thirteen weeks ended November 2, 2013 (Predecessor) compared to the corresponding periods in fiscal year 2013 were:

	Thirty-nine weeks ended		Thirteen weeks ended		Fiscal year ended
	August 2, 2014	August 3, 2013	November 2, 2013	October 27, 2012	August 3, 2013
(in millions, except percentages)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)

SG&A	$835.0	$790.7	$266.4	$257.1	$1,047.8
SG&A as a % of revenues	22.5%	22.1%	23.6%	24.1%	22.5%

SG&A expenses as a percentage of revenues increased 0.4% of revenues to 22.5% in the thirty-nine weeks ended August 2, 2014 (Successor) compared to 22.1% of revenues in the corresponding period of the prior year due primarily to:

•	higher marketing and selling costs of approximately 0.3% of revenues incurred primarily in support of the growth of our online operations; and

•	higher current and long-term incentive compensation costs by approximately 0.2% of revenues; partially offset by

•	favorable payroll and other costs of approximately 0.2% of revenues due primarily to the leveraging of these expenses on higher revenues.

SG&A expenses as a percentage of revenues decreased 0.5% of revenues to 23.6% in the thirteen weeks ended November 2, 2013 (Predecessor) compared to 24.1% of revenues in the prior year fiscal period due primarily to:

•
the leveraging of operating expenses on higher revenues, net of marketing and other costs incurred in support of the growth of our online operations, by approximately 0.6% of revenues; partially offset by

•	higher current and long-term incentive compensation costs of approximately 0.1% of revenues.

SG&A was 22.5% of revenues for the thirty-nine weeks ended August 2, 2014 (Successor) and 23.6% of revenues for the thirteen weeks ended November 2, 2013 (Predecessor) compared to 22.5% of revenues in fiscal year 2013. The difference in SG&A for the foregoing Predecessor and Successor periods compared to fiscal year 2013 is due primarily to the factors described above as well as seasonal considerations. Our first and third fiscal quarters are generally characterized by a higher level of full-price sales and margins. For additional information on seasonality, see "—Seasonality."

Income from credit card program. Income from our credit card program was $40.7 million, or 1.1% of revenues, in the thirty-nine weeks ended August 2, 2014 (Successor) and $14.7 million, or 1.3% of revenues, in the thirteen weeks ended November 2, 2013 (Predecessor) compared to $53.4 million, or 1.1% of revenues, in fiscal year 2013.

Depreciation and amortization expenses. Depreciation expense was $113.3 million, or 3.1% of revenues, in the thirty-nine weeks ended August 2, 2014 (Successor) and $34.2 million, or 3.0% of revenues, in the thirteen weeks ended November 2, 2013 (Predecessor) compared to $141.5 million, or 3.0% of revenues, in fiscal year 2013.

Amortization expense was $148.6 million, or 4.0% of revenues, in the thirty-nine weeks ended August 2, 2014 (Successor) and $11.7 million, or 1.0% of revenues, in the thirteen weeks ended November 2, 2013 (Predecessor) compared to $47.4 million, or 1.0% of revenues, in fiscal year 2013. The increase in amortization expense of 3.0% of revenues in the thirty-nine weeks ended August 2, 2014 (Successor) compared to fiscal year 2013 was due primarily to higher asset values attributable to fair value adjustments to our assets recorded in connection with the purchase price allocation to reflect the Acquisition.

Other expenses. Other expenses were $82.1 million, or 2.2% of revenues, in the thirty-nine weeks ended August 2, 2014 (Successor) and $113.9 million, or 10.1% of revenues, in the thirteen weeks ended November 2, 2013 (Predecessor) compared to $23.1 million, or 0.5% of revenues, in fiscal year 2013. The increase in other expenses in the thirty-nine weeks ended August 2, 2014 (Successor) and thirteen weeks ended November 2, 2013 (Predecessor) compared to fiscal year 2013 was due primarily to transaction costs related to the Acquisition. Transaction costs and expenses related to the Acquisition were $53.3 million, or 1.4% of revenues, in the thirty-nine weeks ended August 2, 2014 (Successor) and $109.4 million, or 9.7% of revenues, in the thirteen weeks ended November 2, 2013 (Predecessor). In addition, we incurred expenses of approximately $12.6 million, or 0.3% of revenues, in the thirty-nine weeks ended August 2, 2014 (Successor) for expenses related to the investigation of the Cyber-Attack, including legal fees, investigative fees, costs of communications with customers and credit monitoring services provided to customers.

Operating earnings. We generated operating earnings of $8.8 million, or 0.2% of revenues, in the thirty-nine weeks ended August 2, 2014 (Successor) and $32.1 million, or 2.8% of revenues, in the thirteen weeks ended November 2, 2013 (Predecessor) compared to operating earnings of $446.4 million, or 9.6% of revenues, in fiscal year 2013. Included in operating earnings in fiscal year 2014 were:

•	other expenses of $82.1 million in the thirty-nine weeks ended August 2, 2014 (Successor) and $113.9 million in the thirteen weeks ended November 2, 2013 (Predecessor); and

•
impacts of purchase accounting adjustments that increased COGS by $129.6 million in the thirty-nine weeks ended August 2, 2014 (Successor) related to the step-up in the carrying value of the inventories acquired in connection with the Acquisition and increased depreciation and amortization expenses of $119.0 million during the twelve months ended August 2, 2014.

Interest expense. Net interest expense was $232.7 million, or 6.3% of revenues, in the thirty-nine weeks ended August 2, 2014 (Successor) and $37.3 million, or 3.3% of revenues, in the thirteen weeks ended November 2, 2013 (Predecessor) and $169.0 million, or 3.6% of revenues, for the prior fiscal year, reflecting the higher level of indebtedness incurred in connection with the Acquisition. The significant components of interest expense are as follows:

	Thirty-nine weeks ended	Thirteen weeks ended	Fiscal year ended
	August 2, 2014	November 2, 2013	August 3, 2013
(in millions)	(Successor)	(Predecessor)	(Predecessor)

Asset-Based Revolving Credit Facility	$0.3	$0.1	$—
Senior Secured Term Loan Facility	102.8	3.7	—
Cash Pay Notes	57.6	2.8	—
PIK Toggle Notes	39.3	1.9	—
2028 Debentures	6.7	2.2	9.0
Former Asset-Based Revolving Credit Facility	—	0.5	1.5
Former Senior Secured Term Loan Facility	—	22.5	108.5
Senior Subordinated Notes	—	—	19.0
Amortization of debt issue costs	17.1	2.5	8.4
Other, net	1.0	1.2	7.0
	$224.9	$37.3	$153.4
Loss on debt extinguishment	7.9	—	15.6
Interest expense, net	$232.7	$37.3	$169.0

In connection with the Refinancing Amendment with respect to the Senior Secured Term Loan Facility in the thirty-nine weeks ended August 2, 2014 (Successor), we incurred a loss on debt extinguishment of $7.9 million, which primarily consisted of the write-off of debt issuance costs incurred in connection with the initial issuance of the facility allocable to lenders that no longer participate in the facility subsequent to the refinancing.

In connection with the repayment of the Senior Subordinated Notes in fiscal year 2013, we incurred a loss on debt extinguishment of $15.6 million, which included (i) costs of $10.7 million related to the tender for and redemption of the Senior Subordinated Notes and (ii) the write-off of $4.9 million of debt issuance costs related to the initial issuance of the Senior Subordinated Notes.

Income tax expense.  Our effective income tax rate on the net loss for fiscal year 2014 was 40.1% for the thirty-nine weeks ended August 2, 2014 (Successor) and 152.9% for the thirteen weeks ended November 2, 2013 (Predecessor) compared to 41.0% on net earnings for fiscal year 2013.  Our effective income tax rates exceeded the federal statutory rate due primarily to state income taxes and the non-deductible portion of transaction costs incurred in connection with the Acquisition in fiscal year 2014.

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with GAAP, we use EBITDA and Adjusted EBITDA to monitor and evaluate the performance of our business and believe the presentation of these measures enhances investors’ ability to analyze trends in our business and evaluate our performance relative to other companies in our industry. We define (i) EBITDA as earnings before interest, taxes, depreciation and amortization and (ii) Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, further adjusted to eliminate the effects of items management does not believe are representative of our ongoing performance. These financial metrics are not presentations made in accordance with GAAP.

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
•in the case of Adjusted EBITDA, exclude certain adjustments for purchase accounting;

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

In calculating these financial measures, we make certain adjustments that are based on assumptions and estimates that may prove inaccurate. In addition, in the future we may incur expenses similar to those eliminated in this presentation. The following table reconciles net earnings (loss) as reflected in our Consolidated Statements of Operations prepared in accordance with GAAP to EBITDA and Adjusted EBITDA:

	Fiscal year ended	Thirty-nine weeks ended	Thirteen weeks ended	Fiscal year ended
	August 1, 2015	August 2, 2014	November 2, 2013	August 3, 2013	July 28, 2012	July 30, 2011
(dollars in millions)	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)

Net earnings (loss)	$14.9	$(134.1)	$(13.1)	$163.7	$140.1	$31.6
Income tax expense (benefit)	13.1	(89.8)	7.9	113.7	88.3	17.6
Interest expense, net	289.9	232.7	37.3	169.0	175.2	280.5
Depreciation expense	185.6	113.3	34.2	141.5	130.1	132.4
Amortization of intangible assets and favorable lease commitments	137.3	148.6	11.7	47.4	50.1	62.5
EBITDA	$640.8	$270.8	$78.1	$635.3	$583.8	$524.7
EBITDA as a percentage of revenues	12.6%	7.3%	6.9%	13.7%	13.4%	13.1%

Amortization of inventory step-up (a)	6.8	129.6	—	—	—	—
Incremental rent expense (b)	11.0	8.5	0.8	4.0	4.5	4.3
Transaction and other costs (c)	19.4	55.4	109.4	—	—	—
Non-cash stock-based compensation	0.1	6.2	2.5	9.7	6.9	3.9
Equity in loss of Asian e-commerce retailer / professional fees (d)	—	3.6	1.5	14.2	7.7	—
Expenses related to cyber-attack (e)	4.1	12.6	—	—	—	—
Management fee due to Former Sponsors (f)	—	—	2.8	10.0	10.0	10.0
Expenses incurred in connection with openings of new stores / remodels of existing stores (g)	12.3	4.0	1.8	5.1	6.6	1.7
Expenses incurred in connection with strategic initiatives (h)	11.6	5.7	0.2	—	—	—
Other expenses (i)	4.3	4.8	—	4.3	—	—
Adjusted EBITDA	$710.6	$501.3	$197.2	$682.7	$619.5	$544.6
Adjusted EBITDA as a percentage of revenues	13.9%	13.5%	17.5%	14.7%	14.3%	13.6%

(a)
The carrying values of inventories acquired in connection with the Acquisition and the acquisition of MyTheresa were stepped up to estimated fair value as of the respective acquisition dates and amortized into cost of goods sold as the acquired inventories were sold.

(b)	Rental obligations and deferred real estate credits were revalued at fair value in connection with the Acquisition. These fair value adjustments increase post‑acquisition rent expense.

(c)	Amounts relate to costs and expenses incurred in connection with the Acquisition and the acquisition of MyTheresa.

(d)
Amounts relate to our equity in losses and professional fees incurred in connection with our prior non‑controlling investment in an Asian e‑commerce retailer. See Note 16 of the Notes to Consolidated Financial Statements.

(e)
For a further description of the cyber‑attack, see Item 1A, “Risk Factors—Risks Related to Our Business and Industry—A breach in information privacy could negatively impact our operations” and Note 12 of the Notes to Consolidated Financial Statements.

(f)	Amounts represent management fees paid to the Former Sponsors prior to the Acquisition.

(g)	Amounts represent direct and incremental expenses incurred in connection with the openings of new stores as well as remodels to our existing stores.

(h)	Amounts represent direct expenses incurred in connection with strategic initiatives, primarily NMG One and Organizing for Growth.

(i)	Amounts consist primarily of expenses incurred in connection with settlements of class action litigation claims.

Inflation and Deflation

We believe changes in revenues and net earnings that have resulted from inflation or deflation have not been material during the past three fiscal years. In recent years, we have experienced certain inflationary conditions in our cost base due primarily to changes in foreign currency exchange rates that have reduced the purchasing power of the U.S. dollar and, to a lesser extent, to increases in selling, general and administrative expenses, particularly with regard to employee benefits, and increases in fuel prices and costs impacted by increases in fuel prices, such as freight and transportation costs. For more information regarding the effects of changes in foreign currency exchange rates, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk."

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

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of inventories. We have typically financed our cash requirements with available cash balances, cash flows from operations and, if necessary, with cash provided from borrowings under the Asset-Based Revolving Credit Facility. We had $130.0 million of outstanding borrowings under the Asset-Based Revolving Credit Facility as of August 1, 2015.

We believe that operating cash flows, cash balances, available vendor payment terms and amounts available pursuant to the Asset-Based Revolving Credit Facility will be sufficient to fund our cash requirements through the end of fiscal year 2016, including merchandise purchases, anticipated capital expenditure requirements, debt service requirements, income tax payments and obligations related to our Pension Plan.

Cash and cash equivalents were $73.0 million at August 1, 2015 compared to $196.5 million at August 2, 2014, a decrease of $123.5 million. Net cash provided by our operating activities was $228.4 million in fiscal year 2015 compared to $283.4 million in the Acquisition and thirty-nine weeks ended August 2, 2014 (Successor) and $12.3 million in the thirteen weeks ended November 2, 2013 (Predecessor). Net cash used for our operating activities was $99.2 million in the thirteen weeks ended November 1, 2014 (Successor) compared to net cash provided by our operating activities of $12.3 million in the corresponding period of the prior year. The increase in net cash used for our operating activities in the thirteen weeks ended November 1, 2014 (Successor) from the corresponding period of the prior year is due primarily to (i) a $57.0 million increase in cash interest requirements on incremental indebtedness incurred in connection with the Acquisition and (ii) higher seasonal working capital requirements. Net cash provided by our operating activities was $327.6 million in the thirty-nine weeks ended August 1, 2015 (Successor) compared to $283.4 million in the Acquisition and thirty-nine weeks ended August 2, 2014 (Successor). The increase in cash provided by our operating activities from the Acquisition and thirty-nine weeks ended August 2, 2014 (Successor) from the corresponding period of the prior year is due primarily to (i) non-recurring cash payments in the Acquisition and thirty-nine weeks ended August 2, 2014 (Successor) of approximately $147.3 million to fund costs and expenses incurred in connection with the Acquisition, partially offset by (ii) a $101.9 million increase in cash requirements for income taxes and interest. The decrease in net cash provided by operating activities in fiscal year 2015 compared to the thirty-nine weeks ended August 2, 2014 (Successor) and the thirteen weeks ended November 2, 2013 (Predecessor) is due primarily to the factors described above.

Net cash used for investing activities was $452.2 million in fiscal year 2015 compared to $3,491.6 million in the Acquisition and thirty-nine weeks ended August 2, 2014 (Successor) and $36.0 million in the thirteen weeks ended November 2, 2013 (Predecessor). In fiscal year 2015, net cash used for investing activities includes cash payments of $181.7 million incurred in connection with the MyTheresa acquisition. In the Acquisition and thirty-nine weeks ended August 2, 2014 (Successor), net cash used for investing activities consisted primarily of payments of $3,388.6 million made in connection with the Acquisition. Capital expenditures were $270.5 million in fiscal year 2015, $138.0 million in the Acquisition and thirty-nine weeks ended August 2, 2014 (Successor) and $36.0 million in the thirteen weeks ended November 2, 2013 (Predecessor). Currently, we project gross capital expenditures for fiscal year 2016 to be $320 million to $350 million. Net of developer contributions, capital expenditures for fiscal year 2016 are projected to be $270 million to $300 million.

Net cash provided by financing activities was $100.3 million in fiscal year 2015 compared to $3,288.6 million in the Acquisition and thirty-nine weeks ended August 2, 2014 (Successor) and $3.1 million in the thirteen weeks ended November 2, 2013 (Predecessor). Net cash provided by financing activities in fiscal year 2015 was comprised primarily of net borrowings under our Asset-Based Revolving Credit Facility to fund the MyTheresa acquisition and seasonal working capital requirements. In the Acquisition and thirty-nine weeks ended August 2, 2014 (Successor), proceeds from debt incurred in connection with the Acquisition, net of debt issuance costs, were $4,437.6 million and cash equity contributions received in connection with the Acquisition were $1,557.4 million. Also in connection with the Acquisition, we repaid outstanding borrowings under our former $700.0 million senior secured asset-based revolving credit facility (the Former Asset-Based Revolving Credit Facility) and our former $2,560.0 million senior secured term loan facility (the Former Senior Secured Term Loan Facility and, together with the Former Asset-Based Revolving Credit Facility, the Former Senior Secured Credit Facilities).

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

Financing Structure at August 1, 2015

Our major sources of funds are comprised of the $900.0 million Asset-Based Revolving Credit Facility, the $2,898.5 million Senior Secured Term Loan Facility, $960.0 million Cash Pay Notes, $600.0 million PIK Toggle Notes, $125.0 million 2028 Debentures (each as described in more detail below), vendor payment terms and operating leases.

Asset-Based Revolving Credit Facility.  At August 1, 2015, the Asset-Based Revolving Credit Facility provided for a maximum committed borrowing capacity of $900.0 million.  The Asset-Based Revolving Credit Facility matures on October 25, 2018.  As of August 1, 2015, we had $130.0 million of borrowings outstanding under this facility, no outstanding letters of credit and $680.0 million of unused borrowing availability.

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

The weighted average interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 1.44% at August 1, 2015.

See Note 8 of the Notes to Consolidated Financial Statements in Item 15, which contains a further description of the terms of the Asset-Based Revolving Credit Facility.

Senior Secured Term Loan Facility.  At August 1, 2015, the outstanding balance under the Senior Secured Term Loan Facility was $2,898.5 million.  The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

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

The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.25% at August 1, 2015.

See Note 8 of the Notes to Consolidated Financial Statements in Item 15, which contains a further description of the terms of the Senior Secured Term Loan Facility.

Cash Pay Notes.  We have outstanding $960.0 million aggregate principal amount of 8.00% Senior Cash Pay Notes due 2021. The Cash Pay Notes mature on October 15, 2021.

See Note 8 of the Notes to Consolidated Financial Statements in Item 15, which contains a further description of the terms of the Cash Pay Notes.

PIK Toggle Notes.  We have outstanding $600.0 million aggregate principal amount of 8.75%/9.50% Senior PIK Toggle Notes due 2021. The PIK Toggle Notes mature on October 15, 2021.

See Note 8 of the Notes to Consolidated Financial Statements in Item 15, which contains a further description of the terms of the PIK Toggle Notes.

2028 Debentures.  We have outstanding $125.0 million aggregate principal amount of 7.125% Senior Debentures due 2028. The 2028 Debentures mature on June 1, 2028.

See Note 8 of the Notes to Consolidated Financial Statements in Item 15, which contains a further description of the terms of the 2028 Debentures.

Interest rate caps.  At August 1, 2015, we had outstanding floating rate debt obligations of $3,028.5 million. We have entered into interest rate cap agreements which effectively cap LIBOR at 3.00% for an aggregate notional amount of $1,400.0 million from December 2014 through December 2016 to hedge the variability of our cash flows related to a portion of our floating rate indebtedness. In the event LIBOR is less than the capped rate, we will pay interest at the lower LIBOR rate. In the event LIBOR is higher than the capped rate, we will pay interest at the capped rate.

Contractual Obligations and Commitments

The following table summarizes our estimated significant contractual cash obligations at August 1, 2015:

	Payments Due by Period
(in millions)	Total	Fiscal Year 2016	Fiscal Years 2017-2018	Fiscal Years 2019-2020	Fiscal Year 2021 and Beyond

Contractual obligations:
Asset-Based Revolving Credit Facility	$130.0	$—	$—	$130.0	$—
Senior Secured Term Loan Facility (1)	2,898.6	29.4	58.9	58.9	2,751.4
Cash Pay Notes	960.0	—	—	—	960.0
PIK Toggle Notes	600.0	—	—	—	600.0
2028 Debentures	125.0	—	—	—	125.0
Interest requirements (2)	1,688.2	263.2	557.8	599.0	268.2
Lease obligations	2,114.8	81.2	156.9	140.1	1,736.6
Minimum pension funding obligation (3)	189.6	—	32.4	56.6	100.6
Other long-term liabilities (4)	126.0	34.6	37.9	15.0	38.5
Inventory purchase and construction commitments (5)	1,739.1	1,472.1	211.0	56.0	—
	$10,571.2	$1,880.5	$1,054.9	$1,055.6	$6,580.3

(1)	The above table does not reflect voluntary prepayments or future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

(2)
The cash obligations for interest requirements reflect (a) interest requirements on our fixed-rate debt obligations at their contractual rates, with interest paid entirely in cash with respect to the PIK Toggle Notes, and (b) interest requirements on floating rate debt obligations at rates in effect at August 1, 2015.  Borrowings pursuant to the Senior Secured Term Loan Facility bear interest at floating rates, primarily based on LIBOR, but in no event less than a floor rate of 1.00%, plus applicable margins.  As a consequence of the LIBOR floor rate, we estimate that a 1% increase in LIBOR would not significantly impact our annual interest requirements during fiscal year 2016.

(3)
At August 1, 2015 (the most recent measurement date), our actuarially calculated projected benefit obligation for our Pension Plan was $612.8 million and the fair value of the assets was $394.2 million resulting in a net liability of $218.6 million, which is included in other long-term liabilities at August 1, 2015.  Our policy is to fund our Pension Plan at or above the minimum amount required by law.  We made no voluntary contributions to the Pension Plan in fiscal years 2015 or 2014.  As of August 1, 2015, we do not believe we will be required to make contributions to the Pension Plan for fiscal year 2016. The amounts and timing of our contributions to our Pension Plan are subject to a number of uncertainties including interest rate fluctuations and the investment performance of the assets held by the Pension Plan. We do not believe these uncertainties will have a material impact on our future liquidity. See Note 11 of the Notes to Consolidated Financial Statements in Item 15, which contains a further description of our Pension Plan.

(4)
Included in other long-term liabilities at August 1, 2015 are our (a) liabilities for our SERP and Postretirement Plans aggregating $113.6 million and (b) contingent earn-out obligation of $51.3 million related to the acquisition of MyTheresa.  Our scheduled obligations with respect to our SERP Plan and Postretirement Plan liabilities consist of expected benefit payments through 2025, as currently estimated using information provided by our actuaries.  Our scheduled obligations with respect to our contingent earn-out obligation are based on contractual payment dates. In addition, other long-term liabilities at August 1, 2015 included our liabilities related to (i) uncertain tax positions (including related accruals for interest and penalties) of $6.7 million and (ii) other obligations aggregating $35.8 million, primarily for employee benefits.  Future cash obligations related to these liabilities are not currently estimable.

(5)
Construction commitments relate primarily to obligations pursuant to contracts for the construction of new stores and the remodels of existing stores expected as of August 1, 2015.  These amounts represent the gross construction costs and exclude developer contributions of approximately $131.1 million, which we expect to receive pursuant to the terms of the construction contracts.

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

The following table summarizes the expiration of our other significant commercial commitments outstanding at August 1, 2015:

	Amount of Commitment by Expiration Period
(in millions)	Total	Fiscal Year 2016	Fiscal Years 2017-2018	Fiscal Years 2019-2020	Fiscal Years 2021 and Beyond

Other commercial commitments:
Asset-Based Revolving Credit Facility (1)	$900.0	$—	$—	$900.0	$—
Surety bonds	3.0	3.0	—	—	—
	$903.0	$3.0	$—	$900.0	$—

(1)
As of August 1, 2015, we had $130.0 million of borrowings outstanding under the Asset-Based Revolving Credit Facility, no outstanding letters of credit and $680.0 million of unused borrowing availability.  Our working capital requirements are greatest in the first and second fiscal quarters as a result of higher seasonal requirements.  See “—Financing Structure at August 1, 2015—Asset-Based Revolving Credit Facility” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality.”

In addition to the items presented above, our other principal commercial commitments are comprised of common area maintenance costs, tax and insurance obligations and contingent rent payments.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, other than operating leases entered into in the normal course of business, during fiscal year 2015. See Note 12 of the Notes to Consolidated Financial Statements in Item 15 for more information about our operating leases.

Critical Accounting Policies

Our accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements in Item 15 of this Annual Report.  As disclosed in Note 1 of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions about future events.  These estimates and assumptions affect the amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of our Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.  Our current estimates are subject to change if different assumptions as to the outcome of future events were made.  We evaluate our estimates and assumptions on an ongoing basis and predicate those estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances.  We make adjustments to our estimates and assumptions when facts and circumstances dictate.  Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates and assumptions used in preparing the accompanying Consolidated Financial Statements.

We believe the following critical accounting policies encompass the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Revenues.  Revenues include sales of merchandise and services and delivery and processing revenues related to merchandise sold. Revenues are recognized at the later of the point of sale or the delivery of goods to the customer. Revenues associated with gift cards are recognized at the time of redemption by the customer. Revenues exclude sales taxes collected from our customers.

Delivery and processing revenues were $50.1 million in fiscal year 2015, $38.0 million for the thirty‑nine weeks ended August 2, 2014, $14.8 million for the thirteen weeks ended November 2, 2013 and $75.1 million in fiscal year 2013.

Revenues are reduced when customers return goods previously purchased. We maintain reserves for anticipated sales returns primarily based on our historical trends related to returns by our customers. Our reserves for anticipated sales returns were $44.0 million at August 1, 2015 and $38.9 million at August 2, 2014. As the vast majority of merchandise returns are made in less than 30 days after the sales transaction, we believe the risk that differences between our estimated and actual returns is minimal and will not have a material impact on our Consolidated Financial Statements.

Between 2005 and 2014, we created and maintained e‑commerce websites pursuant to contractual arrangements with certain designers. Pursuant to these arrangements, we purchased and maintained inventory from such designers that was showcased on their respective websites and bore all responsibilities related to the fulfillment of goods purchased on such websites. All of these contractual arrangements expired by the end of the first quarter of fiscal year 2015 and were not renewed. Revenues generated from the operation of the designer websites were $4.7 million in fiscal year 2015, $70.0 million for the thirty-nine weeks ended August 2, 2014, $13.5 million for the thirteen weeks ended November 2, 2013 and $66.5 million in fiscal year 2013.
Merchandise Inventories and Cost of Goods Sold.  We utilize the retail inventory method of accounting. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio, for various groupings of similar items, to the retail value of our inventories. The cost of the inventory reflected on the Consolidated Balance Sheets is decreased by charges to COGS at average cost and the retail value of the inventory is lowered through the use of markdowns. Earnings are negatively impacted when merchandise is marked down. As we adjust the retail value of our inventories through the use of markdowns to reflect market conditions, our merchandise inventories are stated at the lower of cost or market.
The areas requiring significant management judgment related to the valuation of our inventories include (i) setting the original retail value for the merchandise held for sale, (ii) recognizing merchandise for which the customer’s perception of value has declined and appropriately marking the retail value of the merchandise down to the perceived value and (iii) estimating the shrinkage that has occurred between physical inventory counts. These judgments and estimates, coupled with the averaging processes within the retail method can, under certain circumstances, produce varying financial results. Factors that can lead to different financial results include (i) determination of original retail values for merchandise held for sale, (ii) identification of declines in perceived value of inventories and processing the appropriate retail value markdowns and (iii) overly optimistic or conservative estimation of shrinkage. In prior years, we have not made material changes to our estimates of shrinkage or markdown requirements on inventories held as of the end of our fiscal years. We do not believe that changes in the assumptions and estimates, if any, used in the valuation of our inventories at August 1, 2015 will have a material effect on our future operating performance.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise. These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold. We received vendor allowances of $94.8 million in fiscal year 2015, $88.5 million for the thirty-nine weeks ended August 2, 2014, $5.0 million for the thirteen weeks ended November 2, 2013 and $90.2 million in fiscal year 2013. The amounts of vendor allowances we receive fluctuate based on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during any of the periods presented.

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

If the recorded carrying value of the tradename exceeds its estimated fair value, an impairment charge is recorded to write the tradename down to its estimated fair value. We currently estimate that the fair value of our tradenames decreases by approximately $421 million for each 0.5% decrease in market royalty rates and by approximately $108 million for each 0.25% increase in the weighted average cost of capital.

The assessment of the recoverability of the goodwill associated with our Neiman Marcus, Bergdorf Goodman, Last Call and MyTheresa reporting units involves a two-step process. The first step requires the comparison of the estimated enterprise fair value of each of our reporting units to its recorded carrying value. We estimate the enterprise fair value based on discounted cash flow techniques. If the recorded carrying value of a reporting unit were to exceed its estimated enterprise fair value in the first step, a second step would be performed in which we would allocate the enterprise fair value to the fair value of the reporting unit’s net assets. The second step of the impairment testing process would require, among other things, the estimation of the fair values of substantially all of our tangible and intangible assets. Any enterprise fair value in excess of amounts allocated to such net assets would represent the implied fair value of goodwill for that reporting unit. If the recorded goodwill balance for a reporting unit were to exceed the implied fair value of goodwill, an impairment charge would be recorded to write goodwill down to its fair value. We currently estimate that a 5% decrease in the estimated fair value of the net assets of each of our reporting units as compared to the values used in the preparation of these financial statements would decrease the excess of fair value over the carrying value by approximately $348 million. In addition, we currently estimate that the fair value of our goodwill decreases by approximately $299 million for each 0.25% increase in the discount rate used to estimate fair value.

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

Leases.  We lease certain retail stores and office facilities. Stores we own are often subject to ground leases. The terms of our real estate leases, including renewal options, range from three to 130 years. Most leases provide for monthly fixed minimum rentals or contingent rentals based upon sales in excess of stated amounts and normally require us to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs. For leases that contain predetermined, fixed calculations of minimum rentals, we recognize rent expense on a straight-line basis over the lease term. We recognize contingent rent expenses when it is probable that the sales thresholds will be reached during the year.

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

Significant assumptions utilized in the calculation of our projected benefit obligations as of August 1, 2015 and future expense requirements for our Pension Plan, SERP Plan and Postretirement Plan, and sensitivity analysis related to changes in these assumptions, are as follows:

			Using Sensitivity Rate
	Actual Rate	Sensitivity Rate Increase/(Decrease)	(Decrease)/ Increase in Liability (in millions)	Increase in Expense (in millions)
Pension Plan:
Discount rate	4.30%	0.25%	$(20.5)	$0.6
Expected long-term rate of return on plan assets	6.00%	(0.50)%	N/A	$1.9
SERP Plan:
Discount rate	4.15%	0.25%	$(3.1)	$0.1
Postretirement Plan:
Discount rate	4.15%	0.25%	$(0.2)	$—
Ultimate health care cost trend rate	5.00%	1.00%	$1.1	$0.1

Stock Compensation.  At the date of grant, the stock option exercise price equals or exceeds the fair market value of Parent's common stock.  Because Parent is privately held and there is no public market for its common stock, the fair market value of Parent's common stock is determined by the Board of Directors of Parent (the Parent Board) or the Compensation Committee, as applicable, at the time option grants are awarded.  The estimation of the fair market value of Parent's common stock utilizes both discounted cash flow techniques and the review of market data and involves assumptions regarding a number of complex and subjective variables. Significant inputs to the common stock valuation model include:

•	future revenue, cash flow and/or profitability projections;

•	growth assumptions for future revenues as well as future gross margin rates, expense rates, capital expenditures and other estimates;

•	rates, based on our estimated weighted average cost of capital, used to discount the estimated cash flow projections to their present value (or estimated fair value);

•	recent transactions and valuation multiples for publicly held companies deemed similar to Parent;

•	economic conditions and other factors deemed material to the valuation process; and

•	valuations of Parent performed by third parties.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the FASB) issued guidance to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most recent revenue recognition guidance. This new guidance is effective for us no earlier than the first quarter of fiscal year 2019 using one of two retrospective application methods. We are currently evaluating which application method to adopt and the impact of adopting this new accounting guidance on our Consolidated Financial Statements.

We do not expect that any other recently issued accounting pronouncements will have a material impact on our Consolidated Financial Statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which include significant deterioration of the U.S. and foreign markets, changes in U.S. interest rates, foreign currency exchange rates, including the devaluation of the U.S. dollar, and the effects of economic uncertainty that may affect the prices we pay our vendors in the foreign countries in which we do business. We do not engage in financial transactions for trading or speculative purposes.
Interest Rate Risk

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in interest rates. We do not enter into derivative financial instruments for trading purposes. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. We are exposed to interest rate risk through our borrowing activities, which are described in Note 8 of the Notes to Consolidated Financial Statements.

At August 1, 2015, we had outstanding floating rate debt obligations of $3,028.5 million consisting primarily of outstanding borrowings under our Senior Secured Term Loan Facility. Borrowings pursuant to the Senior Secured Term Loan Facility bear interest at floating rates, primarily based on LIBOR, but in no event less than a floor rate of 1.00%, plus applicable margins. The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.25% at August 1, 2015. A further description of the terms of the Senior Secured Term Loan Facility is set forth in Note 8 of the Notes to Consolidated Financial Statements.

We have entered into interest rate cap agreements which effectively cap LIBOR at 3.00% for an aggregate notional amount of $1,400.0 million from December 2014 through December 2016 to hedge the variability of our cash flows related to a portion of our floating rate indebtedness. If LIBOR is less than the capped rate, we will pay interest at the lower LIBOR rate. If LIBOR is higher than the capped rate, we will pay interest at the capped rate. As of August 1, 2015, three-month LIBOR was 0.29%. As a consequence of the LIBOR floor rate described above, we estimate that a 1% increase in LIBOR would not significantly impact our annual interest requirements during fiscal year 2016.

Foreign Currency Risk
We purchase a substantial portion of our inventory from foreign suppliers whose costs are affected by the fluctuation of their local currency against the U.S. dollar or who price their merchandise in currencies other than the U.S. dollar. While fluctuations in the Euro-U.S. dollar exchange rate can affect us most significantly, we source merchandise from numerous countries and thus are affected by changes in numerous other currencies and, generally, by fluctuations in the value of the U.S. dollar relative to such currencies. During fiscal year 2015, the U.S. dollar began to strengthen against the Euro and other international currencies. We believe a strengthening U.S. dollar may (i) create disincentives to, or changes in the pattern, practice or frequency of, travel to and spending by foreign tourists in the regions in which we operate our retail stores and (ii) impact U.S. consumers’ willingness or ability to travel abroad and purchase merchandise we offer for sale at lower prices from foreign retailers. In addition, we believe a strengthening of the U.S. dollar relative to foreign currencies, most notably the Euro, may impact the retail prices of merchandise offered for sale and/or our cost of goods sold. Any of these effects could cause our revenues or product margins to decrease.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of August 1, 2015, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis and within the time periods specified in the Security and Exchange Commission’s rules and forms.

b.	Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of August 1, 2015.  During its assessment, management did not identify any material weaknesses in our internal control over financial reporting.  Our independent registered public accounting firm, Ernst & Young LLP, has audited our Consolidated Financial Statements and has issued an attestation report on the effectiveness of our internal controls over financial reporting as of August 1, 2015.

c.	Changes in Internal Control Over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems.  No change occurred in our internal controls over financial reporting during the quarter ended August 1, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding the Company’s executive officers and members of the Parent Board as of August 1, 2015:

Name	Age	Position with Company
Karen W. Katz	58	Director, President and Chief Executive Officer
Donald T. Grimes	53	Executive Vice President, Chief Operating Officer and Chief Financial Officer
James J. Gold	51	President, Chief Merchandising Officer
John E. Koryl	45	President, Neiman Marcus Stores and Online
Joshua G. Schulman	44	President of Bergdorf Goodman and President of NMG International
Wanda M. Gierhart	51	Senior Vice President, Chief Marketing Officer
Michael R. Kingston	48	Senior Vice President and Chief Information Officer
Thomas J. Lind	60	Senior Vice President, Corporate Business Strategy, Properties and Store Development
Tracy M. Preston	49	Senior Vice President and General Counsel
Stacie R. Shirley	46	Senior Vice President, Finance and Treasurer
T. Dale Stapleton	57	Senior Vice President and Chief Accounting Officer
Joseph N. Weber	48	Senior Vice President, Chief Human Resources Officer
David B. Kaplan	48	Chairman of the Board
Nora A. Aufreiter	55	Director
Norman H. Axelrod	63	Director
Philippe E. Bourguignon	67	Director
Adam B. Brotman	45	Director
Shane D. Feeney	45	Director
Scott T. Nishi	40	Director
Adam L. Stein	39	Director

Executive Officers

Karen W. Katz.  Ms. Katz has served as our Director, President and Chief Executive Officer since October 6, 2010. She served as Executive Vice President and as a member of the Office of the Chairman from October 2007 until October 2010. From December 2002 to October 2010, she served as President and Chief Executive Officer of Neiman Marcus Stores. Ms. Katz is a member of the board of directors of Under Armour, Inc., a performance footwear, apparel and equipment company, and formerly served on the board of directors of Pier 1 Imports, Inc., a home decor and furniture retailer. Since joining us in 1985, Ms. Katz has been in charge of a variety of our business units and has demonstrated strong and consistent leadership. She has an extensive understanding of our customers and the retail industry that enables her to promote a unified direction for both the Parent Board and management.

Donald T. Grimes. Mr. Grimes was elected Executive Vice President, Chief Operating Officer, and Chief Financial Officer on June 15, 2015. Mr. Grimes was previously the Senior Vice President, Chief Financial Officer, Principal Accounting Officer and Treasurer at Wolverine World Wide, Inc., a global branded footwear and apparel corporation. Prior to joining Wolverine World Wide, Inc. in 2008, Mr. Grimes was Executive Vice President and Chief Financial Officer for Keystone Automotive Operations, Inc., a distributor and marketer of specialty aftermarket automotive equipment. Prior to Keystone, Mr. Grimes served 15 years with Brown‑Forman Corporation, a global spirits and wine company, where he held a series of senior corporate and divisional finance roles, including Vice President, Beverage Finance for the company’s global beverage business; Vice President, Corporate Planning & Analysis; Chief Financial Officer of Brown‑Forman Spirits Americas and Vice President, Corporate Development. He started his career as a Certified Public Accountant with Coopers & Lybrand (now PricewaterhouseCoopers LLP).
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

John E. Koryl.  Mr. Koryl was elected President, Neiman Marcus Stores and Online in April 2014 responsible for store operations and sales, e‑commerce domestic and international operations and sales, site merchandising, site optimization and customer care. From June 2011 to April 2014, he served as President of Neiman Marcus Direct. From August 2009 until June 2011, he held the position of Senior Vice President, eCommerce Marketing & Analytics at Williams‑Sonoma, Inc., a premier specialty retailer of home furnishings. From September 2006 until August 2009, he was Senior Director, Marketing Solutions with eBay, Inc., an online auction and shopping website, and held various other managerial positions with eBay, Inc. since June 2005. Mr. Koryl is also currently a director of Guitar Center Holdings, Inc., a musical instruments retailer, and has previously served on the board of Petco Animal Supplies, Inc., a leading pet specialty retailer.

Joshua G. Schulman.  Mr. Schulman joined us as President of Bergdorf Goodman on May 7, 2012. Following the acquisition of MyTheresa in October 2014, he also became President of NMG International. From 2007 until February 2012, Mr. Schulman was Chief Executive Officer of Jimmy Choo, Ltd, a fashion designer and retailer. From 2005 until 2007, he served as President of Kenneth Cole New York and in senior executive roles at Gap, Inc. as Managing Director/International Strategic Alliances and Senior Vice President/International Merchandising and Product Development, both fashion design and retailing companies. Previously he served in senior executive roles at Gucci Group NV, a fashion designer and retailer, from 1997 to 2005.

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

Thomas J. Lind.  Mr. Lind was appointed Senior Vice President, Corporate Strategy, Properties and Store Development effective August 1, 2014. He was appointed Senior Vice President, Corporate Strategies in July 2013 and from 2010 to July 2013 he served as Senior Vice President, Program Management. Since joining us in 1983, he has served in various executive positions including Senior Vice President, Managing Director, Last Call from 2009 until 2010; Senior Vice President, Director of Stores and Store Operations from 2006 until 2009; and Senior Vice President, Director of Stores from 2000 until 2006. From August 2012 until July 2013, Mr. Lind was on assignment as Chief Operating Officer of Glamour Sales Holdings Limited, a privately held e‑commerce company based in Hong Kong.

Tracy M. Preston.  Ms. Preston joined us as Senior Vice President and General Counsel on February 18, 2013. From January 2002 until February 2013, she held various positions, including Chief Compliance Officer and Chief Counsel for global supply chain, global human resources and litigation, at Levi Strauss & Co., a brand‑name apparel company. Previously she was a partner with the law firm of Orrick, Herrington & Sutcliffe LLP.

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

Joseph N. Weber.  Mr. Weber joined us on September 4, 2012 as Senior Vice President, Chief Human Resources Officer. Prior to joining us, he held various positions at Bank of America Corporation since 2006, most recently Head, Human Resources Europe, Middle East, Africa, Latin America and Canada. Previously he was with Dell, Inc., a technology products and services company, from 2000 until 2006 and General Electric Company, a global industrial company, from 1995 until 2000.

Directors

Information pertaining to Ms. Katz may be found above in the section entitled “—Executive Officers.”

David B. Kaplan. Mr. Kaplan is Chairman of the Parent Board and has served as a member of the Parent Board since October 2013. Mr. Kaplan is a Co‑Founder of Ares Management, L.P. (Ares Management), which is affiliated with some of our Sponsors, and a Director and Partner of Ares Management GP LLC, Ares Management’s general partner. He is a Partner of Ares Management, Co‑Head of its Private Equity Group and a member of its Management Committee. He additionally serves on several of the investment committees for the funds managed by the Ares Private Equity Group. Mr. Kaplan joined Ares Management in 2003 from Shelter Capital Partners, LLC, a private equity firm, where he was a Senior Principal from June 2000 to April 2003. From 1991 through 2000, Mr. Kaplan was affiliated with, and a Senior Partner of, Apollo Management, L.P., a global alternative investment manager, and its affiliates, during which time he completed multiple private equity investments from origination through exit. Prior to Apollo Management, L.P., Mr. Kaplan was a member of the Investment Banking Department at Donaldson, Lufkin & Jenrette Securities Corp., an investment banking and securities firm. Mr. Kaplan currently serves as Chairman of the board of directors of Smart & Final Stores, Inc., a warehouse‑style food and supply retailer, and as a member of the boards of directors of ATD Corporation, a replacement tire distributor, and the parent entities of 99 Cents Only Stores LLC, a deep‑discount retailer, Floor and Decor Outlets of America, Inc., a hard surface flooring and related accessories retailer, and Guitar Center, Inc., a musical instruments retailer. Mr. Kaplan’s previous public company board of directors experience includes Maidenform Brands, Inc., an intimate apparel retailer, where he served as the company’s Chairman, GNC Holdings, Inc., a specialty retailer of health and wellness products, Dominick’s Supermarkets, Inc., a grocery store retailer, Stream Global Services, Inc., a business process outsourcing provider, Orchard Supply Hardware Stores Corporation, a home improvement retailer, and Allied Waste Industries Inc., a waste services company. Mr. Kaplan also serves on the board of directors of Cedars‑Sinai Medical Center, is a Trustee of the Center for Early Education and serves on the President’s Advisory Group of the University of Michigan. Mr. Kaplan graduated with High Distinction, Beta Gamma Sigma, from the University of Michigan, School of Business Administration with a B.B.A. concentrating in Finance. Mr. Kaplan’s over 20 years of experience managing investments in, and serving on the boards of directors of, companies operating in various industries led to the conclusion that he should serve as a member of the Parent Board.

Nora A. Aufreiter. Ms. Aufreiter has served as a member of the Parent Board since January 2014. She is a Director Emeritus of McKinsey and Company, a global management consulting firm, retiring in June 2014 after more than 27 years where she was a Director and senior partner. During her years at McKinsey, Nora worked with major retailers, financial institutions and other consumer‑facing companies in the U.S., Canada and internationally. Over the course of her career she led the North American Retail practice, the Toronto office, as well as McKinsey’s Consumer Digital, Omni Channel and Branding service lines. Nora also serves on the board of directors of The Kroger Company, one of the world’s largest supermarket operators, and on the board of directors of Scotiabank, Canada’s most international bank with operations in over 55 countries. Ms. Aufreiter began her career at Bank of America as a corporate finance officer. She has an M.B.A. from the Harvard Business School and a H.B.A. from The University of Western Ontario’s Ivey School of Business. Ms. Aufreiter’s digital, omni channel, branding and retail experience greatly enhances the Parent Board's effectiveness.

Norman H. Axelrod. Mr. Axelrod has served as a member of the Parent Board since October 2013. Beginning in 1988, Mr. Axelrod served as Chief Executive Officer and a member of the board of directors of Linens ‘n Things, Inc., a retailer of home textiles, housewares and decorative home accessories, was appointed as Chairman of its board of directors in 1997, and served in such capacities until its acquisition in February 2006. Mr. Axelrod is also the Chairman of the boards of directors of the parent entities of Guitar Center, Inc., a musical instruments retailer, and Floor and Decor Outlets of America, Inc., a hard surface flooring and related accessories retailer, and serves on the boards of directors of the parent entities of Smart & Final Stores Inc., a warehouse‑style food and supply retailer, 99 Cents Only Stores LLC, a deep‑discount retailer, and Jaclyn, Inc., a handbags and apparel company. Mr. Axelrod has also previously served as the Chairman of the boards of directors of GNC Holdings, Inc., a specialty retailer of health and wellness products, National Bedding Company LLC, a mattress and bedding product manufacturer, and Simmons Company, a mattress and bedding product manufacturer, and as a member of the boards of directors of Reebok International Ltd., a leading worldwide designer and marketer of sports, fitness and casual footwear, apparel and equipment, and Maidenform Brands, Inc., an intimate apparel retailer. Mr. Axelrod currently provides and has provided in the past consulting services to certain Ares entities. Mr. Axelrod received a B.S. in Management and Marketing from Lehigh University where he graduated summa cum laude and an M.B.A. from New York University. Mr. Axelrod’s vast experience led to the conclusion that he should serve as a member of the Parent Board.

Philippe E. Bourguignon. Mr. Bourguignon has served as a member of the Parent Board since April 2014. He serves as Vice Chairman of Revolution Places LLC, a travel and tourism company that promotes a healthy lifestyle, and served as CEO of Exclusive Resorts, a premier travel and lifestyle club, until May 2015, at which point he was appointed Executive Co‑Chairman. He also acts as Chairman of Miraval Resort, an acclaimed resort located in northern Tucson, Arizona. Prior to joining Revolution Places, Mr. Bourguignon was co‑CEO of the Davos‑based World Economic Forum, an international institution committed to improving the state of the world through public‑private cooperation, in 2003 and 2004 and Chairman and CEO of Euro Disney, an operator of European theme parks and hotels. He served previously as chairman and CEO of Club Med, an operator of all‑inclusive resorts. Mr. Bourguignon began his career in tourism with the Accor group, one of the largest hotel groups in the world. During his 14‑year tenure with Accor, he served as vice president of Development for Asia/Middle East and executive vice president of North America before being promoted to president of Accor for the Asia/Pacific region. Mr. Bourguignon currently serves on the board of directors of VF Wine, Inc., a wine and spirit resource provider. He previously served as a member of the board of directors for Zipcar, a car‑sharing transportation provider, and eBay, an online marketplace provider. Mr. Bourguignon’s qualifications to serve on the Parent Board include his broad‑based knowledge of luxury brands, entrepreneurial spirit and keen sense of business acumen.

Adam B. Brotman. Mr. Brotman has served as a member of the Parent Board since April 2014. He is chief digital officer for Starbucks Coffee Company, a premier roaster and retailer of specialty coffee, where he serves as a key member of Starbucks senior leadership team. Prior to joining Starbucks in April 2009, Mr. Brotman held several key leadership positions at leading digital media companies, and most recently was CEO of Barefoot Yoga Company, a consumer products e‑commerce company. He served as Senior Vice President at Corbis, a digital content and worldwide entertainment and licensing company, and founded PlayNetwork, Inc., a leading provider of in‑store digital media and entertainment services for businesses worldwide. Mr. Brotman holds a Bachelor of Arts degree from the University of California, Los Angeles, and a Juris Doctor from the University of Washington. He serves on several corporate and non‑profit boards including the University of Washington Master of Communication in Digital Media advisory board. He previously served on the board of directors of PlayNetwork, Inc. Mr. Brotman’s vast experience in today’s technology and social media is a great asset to our omni‑channel brand.

Shane D. Feeney. Mr. Feeney has served as a member of the Parent Board since October 2013. He is a Managing Director and Head of Direct Private Equity at CPPIB Equity Investments Inc. (CPPIB Equity), which is affiliated with certain of our Sponsors. In 2010, Mr. Feeney joined CPPIB Equity from Bridgepoint Capital Limited, a major international private equity group in London, U.K. Prior to joining Bridgepoint Capital Limited, Mr. Feeney was a partner and founding member of Hermes Private Equity Limited’s direct investing business where he was involved in several U.K. private equity investments between 2003 and 2009. From 1998 through 2003, Mr. Feeney was an Associate Director with Morgan Grenfell Private Equity Limited in London where he worked on numerous European private equity transactions from origination to exit across multiple industry sectors. Mr. Feeney previously served on the board of directors of the parent entities of 99 Cents Only Stores LLC, a deep‑discount retailer, Air Distribution Technologies, Inc., a provider of residential and commercial air distribution and ventilation solutions, The Gates Corporation, a global diversified industrial company, Livingston International, Inc., a provider of customs brokerage and trade compliance services, and Tomkins Building Products, Inc., a manufacturer of automotive and construction products. Mr. Feeney received a B.A. in Economics from Dartmouth College and an M.B.A. from INSEAD. Mr. Feeney’s financial expertise, as well as experience as a private equity investor evaluating and managing investments in companies across various industries and as a member of the boards of directors of other private companies, led to the conclusion that he should serve as a member of the Parent Board.

Scott T. Nishi. Mr. Nishi has served as a member of the Parent Board since September 2013. He is a Senior Principal in the Direct Private Equity group of CPPIB Equity, which is affiliated with certain of our Sponsors. Mr. Nishi serves on the board of directors of the parent entity of 99 Cents Only Stores. Mr. Nishi joined CPPIB Equity in 2007 from Oliver Wyman, a management consultancy where he advised consumer, healthcare and technology companies. Previously, Mr. Nishi was at Launchworks, a venture capital firm that invested in early stage technology companies. Mr. Nishi holds an MBA from the Richard Ivey School of Business at the University of Western Ontario and a B.Sc. from the University of British Columbia. Mr. Nishi’s financial expertise, as well as experience as a private equity investor evaluating and managing investments in companies across various industries, led to the conclusion that he should serve as a member of the Parent Board.
Adam L. Stein. Mr. Stein has served as a member of the Parent Board since September 2013. Mr. Stein is a Partner in the Private Equity Group of Ares Management, which is affiliated with some of our Sponsors. Prior to joining Ares Management in 2000, Mr. Stein was a member of the Global Leveraged Finance Group at Merrill Lynch & Co., a financial services firm, where he focused on leveraged loan, high yield bond and mezzanine financing transactions across various industries. Mr. Stein serves on the boards of directors of Smart & Final Stores, Inc., a warehouse‑style food and supply retailer, and the parent entities of Floor and Decor Outlets of America, Inc., a hard surface flooring and related accessories retailer, 99 Cents Only Stores LLC, a deep‑discount retailer, and Guitar Center, Inc., a musical instruments retailer. Mr. Stein previously served on the board of directors of Maidenform Brands, Inc., an intimate apparel retailer. Mr. Stein also serves on the Advisory Board of the Los Angeles Food Bank. Mr. Stein holds a B.B.A., with distinction, from Emory University’s Goizueta Business School in Business Administration, with a concentration in Finance. Mr. Stein’s experience working with and serving as a director of various companies in the retail industry controlled by private equity sponsors led to the conclusion that he should serve as a member of the Parent Board.

Board Composition and Terms

As of August 1, 2015, the Parent Board was composed of nine directors. Each director serves for annual terms until his or her successor is elected and qualified, or until such director’s earlier death, resignation or removal.

Pursuant to the terms of the Stockholders Agreement, dated October 25, 2013, by and among Parent, our Sponsors and the other security holders party thereto (the Stockholders Agreement), each of our Sponsors has the right to designate three members of the Parent Board and to jointly designate two independent members of the Parent Board, in each case for so long as they or their respective affiliates own at least 25% of the shares of Parent’s Class A Common Stock, par value $0.001 per share (Class A Common Stock) that they owned as of the closing of the Acquisition. The Stockholders Agreement also provides for the election of the current chief executive officer of Parent to the Parent Board and, to the extent permitted by applicable laws and regulations and subject to certain exceptions, for equal representation on the boards of directors of our subsidiaries with respect to directors designated by our Sponsors and the appointment of at least one of the directors designated by each Sponsor to each committee of the Parent Board. For additional detail regarding the Stockholders Agreement, see “Certain Relationships and Related Transactions, and Director Independence—Stockholders Agreement.”
Committees of the Parent Board

The Parent Board has the authority to appoint committees and, subject to certain exceptions, to delegate to such committees the power and authority of the Parent Board to manage the business and affairs of Parent, and in turn, Holdings and the Company, and perform administrative functions. The composition and responsibilities of each such standing committee are described below. Members will serve on these committees until their resignation or until otherwise determined by the Parent Board.
The Parent Board has established an Audit Committee and Compensation Committee.
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

ITEM 11.     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis is designed to provide an understanding of our compensation philosophy, core principles and arrangements that are applicable to the named executive officers listed in the Summary Compensation Table.

The named executive officers for fiscal year 2015 (the named executive officers) are:

•	Karen W. Katz, who serves as President and Chief Executive Officer and a member of the Parent Board and is our principal executive officer;

•	Donald T. Grimes, who serves as Executive Vice President, Chief Operating Officer and Chief Financial Officer and is our principal financial officer;

•	James J. Gold, who serves as President, Chief Merchandising Officer;

•	John E. Koryl, who serves as President, Neiman Marcus Stores and Online;

•	Joshua G. Schulman, who serves as President of Bergdorf Goodman and President of NMG International; and

•
James E. Skinner, who served as Executive Vice President, Chief Operating Officer and Chief Financial Officer and was our principal financial officer until June 15, 2015 when he moved to the position of Vice Chairman.

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

Individual Compensation Components

Base Salary. Base salary is intended to provide a base level of compensation commensurate with an executive’s job title, role, tenure and experience. We utilize base salary as a building block of our compensation program, establishing a salary range for particular positions based on survey data and job responsibilities. Being competitive in base salary is a minimum requirement to recruit and retain skilled executives. Specifically, base salary levels of the named executive officers are determined based on a combination of factors, including our compensation philosophy, market compensation data, competition for key executive talent, the named executive officer’s experience, leadership, achievement of specified business objectives, individual performance, our overall budget for merit increases and attainment of our financial goals. Salaries are reviewed before the end of each fiscal year as part of our performance and compensation review process as well as at other times to recognize a promotion or change in job responsibilities. Merit increases are usually awarded to the named executive officers in the same percentage range as all employees and are based on overall performance and competitive market data, except in those situations where individual performance and other factors justify awarding increases above or below this range. Merit increases typically range between two and eight percent.

In addition, Ms. Katz and Messrs. Grimes, Gold and Skinner have employment agreements that set a minimum salary, more fully described under the heading “Employment and Other Compensation Agreements” below.

Annual Incentive Bonus. Annual bonus incentives tied to short-term objectives form the second building block of our compensation program and are designed to provide incentives to achieve certain financial goals of the Company. Financial goals, which are used to determine annual bonus incentives for all employees, emphasize profitability and asset management. The Compensation Committee believes that a significant portion of annual cash compensation for the named executive officers should be at risk and tied to our operational and financial results. “Pay for performance” for the named executive officers has been significantly enhanced in recent years by placing a larger percentage of their potential compensation at risk as part of the annual bonus incentive program.

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

The employment agreements of Ms. Katz and Messrs. Grimes, Gold and Skinner contain provisions regarding target levels and the payment of annual incentives and are described in more detail more fully described under the heading “Employment and Other Compensation Agreements” below.

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

The Parent Board made initial stock option grants on November 5, 2013 under the NM Mariposa Holdings, Inc. Management Equity Incentive Plan (the Management Incentive Plan) to the named executive officers (other than Mr. Grimes) and seventeen other senior officers. The initial stock option grants were made following the Acquisition to retain the senior management team and enable them to share in our growth along with our equity investors. The initial stock option grants were awarded at an exercise price of $1,000 per share and consisted of time-vested non-qualified stock options and performance-vested non-qualified stock options. The Compensation Committee granted stock options to Mr. Grimes on July 21, 2015 in connection with his hiring. These stock option grants were awarded at an exercise price of $1,205 per share and consisted of time-vested non-qualified stock options and performance-vested non-qualified stock options. Each grant of non-qualified stock options consists of options to purchase an equal number of shares of Class A Common Stock and Parent's Class B Common Stock, par value $0.001 per share (Class B Common Stock). 20% of the time-vested non-qualified stock options vest and become exercisable on each of the first five anniversaries of the date of the grant, resulting in such stock options becoming fully vested and exercisable on the fifth anniversary date of the grant. The performance-vested non-qualified stock options vest on the achievement of certain performance hurdles. The stock options expire on the tenth anniversary date of the grant.

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

•	We grant long-term incentive awards in the form of stock option grants to align the interests of participants with those of our equity investors.

•
Annual incentive bonus awards are based on our Plan Earnings (as defined below under the heading "2015 Executive Officer Compensation") and sales. For Bergdorf Goodman, annual incentive bonus awards are based on Plan Earnings and sales of both the Company as a whole and Bergdorf Goodman specifically. The annual incentive bonus awards are all set at the beginning of each fiscal year based on the achievement of goals that the Compensation Committee believes will be challenging. Maximum target payouts are capped at a pre-established percentage of base salary.

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

In developing and reviewing the executive incentive programs, the Compensation Committee considers the business risks inherent in program designs to ensure that they do not incentivize executives to take unacceptable levels of business risk for the purpose of increasing their incentive plan awards. The Compensation Committee intends for the plan design to be conservative in this respect and that the compensation components provide appropriate checks and balances to encourage executive incentives to be consistent with the interests of our equity investors. The Compensation Committee believes that the mix of compensation components used in the determination of our named executive officers’ total compensation does not encourage our named executive officers to take undesirable risks relating to the business. For further information, see “Risk Assessment of Compensation Policies and Programs” above.

Role of Management. As part of our annual planning process, the CEO, with assistance from external consultants, develops and recommends a compensation program for all executive officers. Based on performance assessments, the CEO attends a meeting of the Compensation Committee held for the purpose of considering each individual executive’s annual compensation and recommends the base salary and any incentive bonus awards or long-term incentive awards, if applicable, for each of the executive officers, including the other named executive officers. The CEO does not participate in the portion of the Compensation Committee meeting during which her own compensation is discussed and does not provide recommendations with respect to her own compensation package.

Role of the Compensation Consultants. The Compensation Committee generally retains services of compensation consultants for limited purposes. Management retains an independent compensation consultant, Hay Group, to provide comparative market data regarding executive compensation to assist the Compensation Committee in establishing reference points for the base salary, annual incentive and long-term incentive components of our compensation package. They also provide information regarding general market trends in compensation, compensation practices of other retail companies and regulatory and compliance developments. The Company also engaged W.T. Haigh and Company, Inc. (Haigh and Company) in a limited capacity in fiscal year 2015 to provide peer company information. The fees paid to Hay Group and Haigh and

Company for their services in fiscal year 2015 did not exceed $120,000 in either case. Neither Hay Group nor Haigh and Company has other affiliations with, or provides other services to, us.

2015 Executive Officer Compensation

Ultimately, our named executive officers’ total compensation is based on the level of performance of the Company and/or the Company’s applicable business unit or division.  The Compensation Committee uses its discretion in making decisions on the overall compensation packages of our executive officers based on current market conditions, business trends and overall Company performance.

We have identified an industry peer group that includes the 14 companies listed below for purposes of benchmarking the compensation of our named executive officers. These companies are intended to represent our competitors for business and talent. Their executive compensation programs are compared to ours, as is the compensation of individual executives if the jobs of such executives are sufficiently similar to make the comparison meaningful. The comparison data is generally intended to ensure that the compensation of our named executive officers, both individually and as a whole, is appropriately competitive relative to our performance. We believe that this practice is appropriate in light of the high level of commitment, job demands and the expected performance contribution required from each of our executive officers. We generally target our direct compensation to be positioned between the 50th and 75th percentile levels of the compensation packages received by executives in our peer group of industry related companies. In the third quarter of fiscal year 2014, our former compensation consultant, Haigh and Company, conducted a benchmarking review of the compensation of all of our officers, including that of the named executive officers. No significant changes in design or levels of executive compensation were made during fiscal year 2015 as a result of the review. Our current compensation consultant, Hay Group, is currently in the process of conducting a new benchmarking review of the compensation of all of our officers, including the named executive officers.

Abercrombie & Fitch	L Brands (formerly Limited)
Ann Inc.	Michael Kors
Coach	Macy's
The Gap	Nordstrom
Hudson's Bay	Ralph Lauren
Kate Spade	Tiffany & Co.
Kohl’s	Williams-Sonoma

In addition to benchmarking against the select companies above, we also review various third party compensation survey reports.

Base Salary. The table below shows the salaries for fiscal years 2014 and 2015, including the percentage increase, for each of the named executive officers. Salary increase for the named executive officers in fiscal year 2015 were based on individual contributions to our overall performance, economic and market conditions, general movement of salaries in the marketplace and results of operations.

	2014 Base Salary ($)	2015 Base Salary ($)	Percent Increase (%)
Karen W. Katz	1,070,000	1,100,000	2.8
Donald T. Grimes (1)	—	725,000	N/A
James J. Gold	800,000	820,000	2.5
John E. Koryl (2)	550,000	625,000	13.6
Joshua G. Schulman (3)	510,000	610,000	19.6
James E. Skinner	750,000	750,000	N/A

(1)	Mr. Grimes' 2015 base salary represents the annualized amount of his salary at the time his employment began on June 15, 2015.

(2)	Mr. Koryl's increase was a result of his increased responsibility for store operations and sales.

(3)	Mr. Schulman’s increase was a result of the added responsibility of international operations.

Amounts actually earned by each of the named executive officers in fiscal years 2013, 2014 and 2015 are listed in the Summary Compensation Table.

Annual Incentive Bonus. In determining annual incentive bonus amounts for the named executive officers, the Compensation Committee considers their performance relative to the pre‑established goals that are set at the beginning of the year. The Compensation Committee set the threshold, target and maximum performance targets at levels they believed were challenging based on historical company performance and industry and market conditions. Goals were established at the division and business unit levels where appropriate for each of the named executive officers. As it relates to our annual incentive compensation program, this performance assessment is a key variable in determining the amount of total compensation paid to our named executive officers.

Fiscal year 2015 target annual incentives and relative performance weights for the named executive officers were as follows:

Name	Target Bonus As Percent of Base Salary	Plan Earnings	Sales
Karen W. Katz	125%	70%	30%
James J. Gold	75%	70%	30%
John E. Koryl	60%	70%	30%
Joshua G. Schulman (1)	60%	70%	30%
James E. Skinner	75%	70%	30%

(1)	Since Mr. Schulman has responsibility over Bergdorf Goodman, 50% of Mr. Schulman's performance goals are based on the results of Bergdorf Goodman.

Ms. Katz, the individual with the greatest overall responsibility for company performance, was granted the largest incentive opportunity in comparison to her base salary to weight her annual cash compensation mix more heavily towards performance‑based compensation.
Mr. Grimes was not eligible to receive an annual incentive bonus with respect to fiscal year 2015.
Corporate Performance Targets. At the end of each fiscal year, the Compensation Committee evaluates the Company’s performance against the financial and strategic performance targets set at the beginning of the fiscal year.
Metrics used for each executive, as well as the relative weights assigned to the metrics, are based on strategic business drivers of the particular business unit or division that the executive manages. For fiscal year 2015, such metrics were based on Plan Earnings (as defined below) and sales. Bonus payout percentages for fiscal year 2015 are as follows:

Payout As Percent of Target
Neiman Marcus Group
Plan Earnings	—%
Sales	—%

Bergdorf Goodman
Plan Earnings	29.0%
Sales	30.4%
We define Plan Earnings as earnings before interest, taxes, depreciation and amortization, further adjusted to eliminate the effects of items management does not consider in assessing our ongoing performance, but excluding amortization of inventory step‑up, non‑cash stock‑based compensation expense, certain advisory and other fees, and certain other expenses.
2015 Annual Incentive Bonus.  Actual operating performance for fiscal year 2015 for our Neiman Marcus operating division was below the performance threshold set at the beginning of the year, and therefore no annual incentive amounts were paid to any of the named executive officers with respect to our Neiman Marcus operating division.  Actual operating performance for fiscal year 2015 for our Bergdorf Goodman operating division was above performance threshold set at the beginning of the year, and an annual incentive bonus of $53,802 will be paid to Mr. Schulman based on the payout percentages set forth in the table above. Ms. Katz and Messrs. Gold and Skinner have minimum threshold, target and maximum percentages of incentive payouts pursuant to their employment agreements more fully described under “Employment and Other Compensation Agreements.” Mr. Grimes was not eligible for an annual incentive bonus for fiscal year 2015.

Predecessor Stock Options. At the time of the Acquisition, we had outstanding vested and unvested stock options (referred to as Predecessor stock options). In connection with the Acquisition, all unvested stock options became fully vested on October 25, 2013 and, along with all outstanding vested stock options, all such Predecessor stock options (other than the Co-Invest Stock Options described below) were settled and cancelled in exchange for an amount equal to the excess of the per share merger consideration over the exercise prices of such stock options.

Co-Invest Stock Options. At the time of the Acquisition, certain management employees including the named executive officers (other than Mr. Grimes) elected to exchange a portion of their Predecessor stock options for stock options to purchase shares of Parent (the Co-Invest Stock Options). The Co-Invest Stock Options are fully vested. The number of stock options and exercise prices were adjusted pursuant to an exchange ratio in connection with the Acquisition. The Co-Invest Stock Options are exercisable at any time prior to the applicable expiration dates related to the original grant of the Predecessor stock options. The Co-Invest Options contain sale and repurchase provisions that expire upon an initial public offering.

Company Stock Options. On November 5, 2013, the Parent Board granted 72,206 time-vested non-qualified stock options and 72,206 performance-vested non-qualified stock options to the named executive officers (other than Mr. Grimes) and 17 other executive officers pursuant to the Management Incentive Plan. Each grant of non-qualified stock options consists of options to purchase an equal number of shares of Class A Common Stock and Class B Common Stock. The time-vested non-qualified stock options and the performance-vested non-qualified stock options contain sale and repurchase provisions that expire upon an initial public offering. The size of stock option grants to such named executive officers in connection with the Acquisition was determined by the Parent Board based on the experience of its members in establishing compensation for companies across multiple industries, as well as the input of the Company’s chief executive officer, who has significant experience in the Company’s industry and a deep understanding of the respective duties and responsibilities of such named executive officers. At the time of the Acquisition, the Parent Board determined the size of the grant of stock options to Ms. Katz. The Parent Board also, in consultation with Ms. Katz, determined the sizes of the grants of stock options to our other senior executive officers, including the named executive officers.

On July 21, 2015, the Compensation Committee granted 5,500 time-vested non-qualified stock options and 5,500 performance-vested non-qualified stock options to Mr. Grimes pursuant to the Management Incentive Plan. 20% of the time-vested non-qualified stock options vest and become exercisable on each of the first five anniversaries of the date of the grant, resulting in such options becoming fully vested and exercisable on the fifth anniversary date of the grant. The performance-vested options vest on the achievement of certain performance hurdles. The performance-vested options vest when the amount of capital returned to the sponsors with respect to their shares (at least 50% of which is in cash) exceeds the applicable multiple of the capital invested by the sponsors, and the internal rate of return exceeds 15%. The applicable multiple with respect to 40% of the performance-vested options is 2.0x, with respect to 30% of the performance-vested options is 2.25x and with respect to 30% of the performance-vested options is 2.75x. These time-vested and performance-vested non-qualified stock options were granted at an exercise price of $1,000 per share (other than those granted to Mr. Grimes, which were granted at an exercise price of $1,205 per share) and such options will expire no later than the tenth anniversary of the grant date. The non-qualified stock options contain repurchase provisions in the event of the participant’s termination of employment that expire upon an initial public offering.

Mr. Skinner was previously awarded 5,827 time-vested non-qualified stock options and 5,827 performance-vested non-qualified stock options, in each case, pursuant to the Management Incentive Plan. All 5,827 performance-vested non-qualified stock options, and 2,331 time-vested non-qualified stock options, were cancelled by the Compensation Committee in connection with Mr. Skinner’s move to Vice Chairman. Additionally, the remaining unvested 2,331 time-vested non-qualified stock options will now vest on the earlier to occur of (i) February 1, 2016, subject to Mr. Skinner’s continued employment through such date and (ii) Mr. Skinner’s termination of employment by us without “cause.” If Mr. Skinner's employment terminates as a result of his retirement, he will be able to exercise the vested portion of his time-vested non-qualified stock options for one year following such termination of employment.

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

Pension Plan. Prior to 2008, most non-union employees over age 21 who had completed one year of service with 1,000 or more hours participated in our defined benefit pension plan (referred to as the Pension Plan), which paid benefits upon retirement or termination of employment. The Pension Plan is a “career-accumulation” plan, under which a participant earns each year a retirement annuity equal to one percent of his or her compensation for the year up to the Social Security wage base and 1.5 percent of his or her compensation for the year in excess of such wage base. A participant becomes fully vested after five years of service with us. Effective as of December 31, 2007, eligibility and benefit accruals under the Pension Plan were frozen for all participants except for those “Rule of 65” employees who elected to continue participation in the Pension Plan. “Rule of 65” employees included only those active employees who had completed at least 10 years of service and whose combined years of service and age equaled at least 65 as of December 31, 2007. Ms. Katz was a “Rule of 65” employee as of December 31, 2007, and elected to continue participation in the Pension Plan. For Messrs. Gold and Skinner, benefits and accruals under the Pension Plan were frozen effective as of December 31, 2007. Effective August 1, 2010, all benefits and accruals under the Pension Plan were frozen and all remaining participants were moved into our Retirement Savings Plan (referred to as the RSP). Ms. Katz’s benefits and accruals under the Pension Plan were moved into a new enhanced 401(k) plan, our RSP, effective December 31, 2010.

Savings Plans. Effective January 1, 2008, our RSP was established and offered to all employees, including the named executive officers, as the primary retirement plan. Benefits and accruals under a previous 401(k) plan, our Employee Savings Plan (referred to as the ESP), were frozen as well as benefits and accruals under the Pension Plan. All future and current employees who were not already enrolled in the ESP were automatically enrolled in the RSP. “Rule of 65” employees, as described above, were given a choice to either continue participation in the Pension Plan and the ESP or freeze what was earned under those plans through December 31, 2007 and participate in the RSP. The RSP is a tax-qualified defined contribution 401(k) plan that allows participants to contribute up to the limit prescribed by the Internal Revenue Service on a pre-tax basis. The Company matches 100% of the first 3% and 50% of the next 3% of pay that is contributed to the RSP. All employee contributions to the RSP are fully vested upon contribution. Company matching contributions vest after two years of service. The Company matched 100% of the first 2% and 25% of the next 4% of pay that was contributed to the ESP. All employee contributions to the ESP were fully vested upon contribution. Company matching contributions vested after three years of service. Effective August 1, 2010, benefits and accruals under the ESP were frozen for the remaining “Rule of 65” active employees and such participants were moved into the RSP. Messrs. Koryl and Schulman became eligible to participate in the RSP one year after their respective hire dates. Mr. Grimes became eligible to participate in the RSP on his hire date and the Company will begin matching his contributions on January 15, 2016.

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

Compensation Following Employment Termination or Change of Control

Employment Agreements. To support the continuity of senior leadership, we have employment agreements with Ms. Katz and Messrs. Grimes and Gold that provide, among other things, for payments to the executive following a termination of employment by the executive for “good reason” or a termination of the executive’s employment by us without “cause.” In connection with his move to Vice Chairman, we entered into an employment agreement with Mr. Skinner that provides, among other things, for payments to Mr. Skinner in connection with his termination of employment for any reason other than “cause.” The triggering events constituting “good reason” and “cause” were negotiated to provide protection to us for certain terminations of employment that could cause harm to us as well as to provide protection to the executive. The employment agreements for the named executive officers other than Mr. Grimes also provide for certain payments to the executives upon death or “disability.” For a detailed description of the terms of the employment agreements, see “Employment and Other Compensation Agreements.”

Confidentiality, Non-Competition and Termination Benefits Agreements. Each of Messrs. Koryl and Schulman is a party to a confidentiality, non-competition and termination benefits agreement with us. The confidentiality, non-competition and termination benefits agreements provide for severance benefits if the employment of the affected individual is terminated by us other than for death, “disability,” or “cause” or by the executive for "good reason." These agreements provide for a severance payment equal to one and one-half annual base salary of the named executive officer, payable over an eighteen month period, and reimbursement for COBRA premiums for the same period. The employment agreements of Ms. Katz and Messrs. Gold and Skinner contain similar restrictive covenant provisions as described more fully under the heading “Employment and Other Compensation Agreements” in this section.

Other. We have change of control provisions in the Management Incentive Plan that allow the Parent Board or Compensation Committee to accelerate the vesting of equity awards upon a change of control.

Consideration of Tax and Accounting Treatment of Compensation

As a general matter, the Parent Board and the Compensation Committee review and consider the various tax and accounting implications of compensation programs we utilize.

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

Section 162(m). Section 162(m) of the Code (Section 162(m)) generally disallows public companies a tax deduction for compensation in excess of $1,000,000 paid to their chief executive officers and the three other most highly compensated executive officers (excluding the chief financial officer) unless certain performance and other requirements are met. Our intent generally is to design and administer executive compensation programs in a manner that will preserve the deductibility of compensation paid to our named executive officers, and we believe that a substantial portion of our current executive compensation program (including the stock options and other awards that may be granted to our named executive officers as described above) satisfies the requirements for exemption from the $1,000,000 deduction limitation. We intend to comply with applicable laws in order to rely on the transition rules under Section 162(m) for newly public companies. To the extent the transition rules under Section 162(m) apply to us, the $1,000,000 deduction limitation would not apply. However, we reserve the right to design programs that recognize a full range of performance criteria important to our success, even where the compensation paid under such programs may not be deductible.

Compensation Committee Interlocks and Insider Participation

As noted above, the members of the Compensation Committee are currently Mr. Feeney and Mr. Kaplan, who serves as its Chairman. None of our executive officers currently serve, or in the past year have served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on the Parent Board or the Compensation Committee.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed with management the above Compensation Discussion and Analysis. Based on our review and discussions with management, the Compensation Committee recommended to the Parent Board that the Compensation Discussion and Analysis be included in this Report.

COMPENSATION COMMITTEE

David Kaplan
Shane Feeney

Summary Compensation Table
The following table sets forth the annual compensation for the named executive officers.

Name and Principal Position(s)	Fiscal Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
Karen W. Katz President and Chief Executive Officer	2015	1,100,000	—	—	—	247,294	425,914	1,773,208
	2014	1,070,000	—	20,452,674	958,988	798,000	3,325,621	26,605,283
	2013	1,070,000	—	1,379,327	799,667	5,944	719,068	3,974,006

Donald T. Grimes Executive Vice President, Chief Operating Officer and Chief Financial Officer	2015	97,596	300,000	3,825,580	—	—	31,786	4,254,962

James J. Gold President, Chief Merchandising Officer	2015	820,000	—	—	—	45,000	200,057	1,065,057
	2014	800,000	100,000	6,574,044	411,600	156,000	2,890,940	10,932,584
	2013	770,000	—	808,571	227,415	—	233,135	2,039,121

John E. Koryl President, Neiman Marcus Stores and Online	2015	625,000	—	—	—	—	78,425	703,425
	2014	550,000	100,000	3,652,700	213,510	—	624,542	5,140,752
	2013	512,000	54,992	523,193	320,008	—	29,261	1,439,454

Joshua G. Schulman President of Bergdorf Goodman and President of NMG International	2015	610,000	—	—	53,802	—	74,994	738,796
	2014	510,000	100,000	3,652,700	216,036	—	275,445	4,754,181
	2013	500,000	40,502	380,504	59,498	—	8,215	988,719

James E. Skinner Vice Chairman	2015	750,000	—	—	—	41,104	197,069	988,173
	2014	750,000	250,000	4,748,306	385,875	133,000	1,476,457	7,743,638
	2013	720,000	—	618,319	358,094	2,021	256,828	1,955,262

(1)
The amount for Mr. Grimes for fiscal year 2015 represents a one-time signing bonus pursuant to the terms and conditions of his employment agreement. The amounts for Messrs. Gold, Koryl, Schulman and Skinner for fiscal year 2014 represent a transaction bonus awarded for their efforts in the success of the Acquisition.

(2)
The amounts reflect the aggregate grant date fair value for the awards computed in accordance with ASC Topic 718. Assumptions used in calculating the fiscal year 2015 amounts are described under the caption Stock‑Based Awards in Note 14 of the Notes to Consolidated Financial Statements. These amounts reflect the grant date fair value and do not represent the actual value that may be realized by the named executive officers.

(3)
The amounts reported in the Non‑Equity Incentive Plan Compensation column reflect the actual amounts earned under the performance‑based annual cash incentive compensation plan described under “Annual Incentive Bonus.”

(4)
The amounts in this column represent the change in the actuarial value of the named executive officers’ benefits under our retirement and supplemental executive retirement plans from August 3, 2014 to August 1, 2015. This “change in the actuarial value” is the difference between the fiscal year 2014 and fiscal year 2015 present value of the pension benefits accumulated as of year-end by the named executive officers, assuming that the benefit is not paid until age 65. These amounts were computed using the same assumptions used for financial statement reporting purposes under ASC Subtopic 715-30, “Defined Benefit Plans - Pension” as described in Note 11 of the Notes to Consolidated Financial Statements.

Also included in this column for Ms. Katz and Mr. Skinner are $294 and $104, respectively, of earnings in the Key Employee Deferred Compensation Plan that were in excess of 120% of the federal long-term rate for the period August 1, 2014 to July 31, 2015.

(5)
Includes all items listed in the following table entitled “All Other Compensation.” The value of perquisites and other personal benefits is provided in this column and in the footnotes below even if the amount is less than the reporting threshold established by the SEC.

The table below sets forth all other compensation for each of the named executive officers.

All Other Compensation for Fiscal Year 2015	Karen W. Katz ($)	Donald T. Grimes ($)	James J. Gold ($)	John E. Koryl ($)	Joshua G. Schulman ($)	James E. Skinner ($)
401(k) plan contributions paid by us	$11,925	$—	$9,594	$11,925	$10,552	$11,305
Deferred compensation plan match	50,057	—	—	—	—	25,422
DC SERP contributions paid by us	267,944	—	151,658	59,946	62,140	143,694
Group term life insurance	3,419	196	1,802	1,020	825	4,710
Financial counseling/tax preparation	5,000	—	5,000	—	—	5,000
Long-term disability	1,480	168	1,477	1,477	1,477	1,477
Transition benefit (1)	7,800	—	—	—	—	—
New York travel reimbursement (2)	23,866	—	12,531	—	—	—
Gross-ups for New York non-resident taxes (3)	54,423	—	17,995	4,057		5,461
Healthcare premium reimbursement	—	1,218	—	—	—	—
Relocation expenses (4)	—	30,204	—	—	—	—
Totals	$425,914	$31,786	$200,057	$78,425	$74,994	$197,069

(1)	Transition benefit paid to highly compensated and grandfathered employees or “Rule of 65” employees as a result of the freeze of the SERP Plan.

(2)
Includes an annual payment of $15,000 in lieu of reimbursement for New York accommodations paid pursuant to Ms. Katz’s employment contract. The employment contract also includes a gross-up provision for the payment of income taxes incurred pursuant to such annual payment.

(3)	The amounts shown represent gross-up payments made in connection with New York non-resident taxes.

(4)	The amount includes relocation expenses for Mr. Grimes’ move to Dallas.

Grants of Plan-Based Awards
The following table sets forth the non‑equity incentive plan awards to our named executive officers for fiscal year 2015 that could have been payable pursuant to our annual cash incentive plan and equity awards granted pursuant to our long‑term equity plans.

									All Other Option Awards
		Estimated Possible Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Possible Future Payouts Under Equity Incentive Plan Awards				Number of Securities Underlying Options (#)		Exercise Or Base Price of Option Awards ($)(4)	Grant Date Fair Value of Option Awards ($)(5)

Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)		Maximum ($)
Katz, Karen W.	9/12/2014	550,000	1,375,000	2,750,000	—	—		—	—		—	—

Grimes, Donald T.	7/21/2015	—	—	—					5,500	(2)	1,205.00	1,912,790
					—	5,500	(3)	—	—		1,205.00	1,912,790

Gold, James J.	9/12/2014	205,000	615,000	1,230,000	—	—		—	—		—	—

Koryl, John E.	9/12/2014	93,750	375,000	750,000	—	—		—	—		—	—

Schulman, Joshua G.	9/12/2014	91,500	366,000	732,000	—	—		—	—		—	—

Skinner, James E.	9/12/2014	187,500	562,500	1,125,000	—	—		—	—		—	—

(1)
Non‑equity incentive plan awards represent the threshold, target and maximum opportunities under our performance‑based annual cash incentive compensation plan for fiscal year 2015. The actual amounts earned under this plan are disclosed in the Summary Compensation Table. For a detailed discussion of the annual incentive awards for fiscal year 2015, see “Annual Incentive Bonus.”

(2)
Represents time‑vested non‑qualified stock options awarded to Mr. Grimes in fiscal year 2015 pursuant to the Management Incentive Plan. The time‑vested options vest 20% on each of the first five anniversaries of the date of the grant, resulting in the options becoming fully vested on the fifth anniversary date of the grant, and expire on the tenth anniversary of the grant date. For a detailed discussion, see “Long‑term Incentives” and “Stock Options.”

(3)
Represents performance‑vested non‑qualified stock options awarded to Mr. Grimes in fiscal year 2015 pursuant to the Management Incentive Plan. The performance‑vested non‑qualified options expire on the tenth anniversary of the grant date. The performance‑vested options vest on the achievement of certain performance hurdles. The performance‑vested options vest when the amount of capital returned to the sponsors (at least 50% of which is in cash) exceeds the applicable multiple of the capital invested by the sponsors, and the internal rate of return exceeds 15%. The applicable multiple with respect to 40% of the performance‑vested options is 2.0x, with respect to 30% of the performance‑vested options is 2.25x and with respect to 30% of the performance‑vested options is 2.75x. For a detailed discussion, see “Long‑term Incentives” and “Stock Options.”

(4)
Because we were privately held and there was no public market for Parent's common stock, the fair market value of Parent's common stock used to determine the exercise price of the stock options was determined by the Parent Board or Compensation Committee, as applicable, at the time option grants are awarded. In determining the fair market value of Parent's common stock, the Parent Board or the Compensation Committee, as applicable, considered such factors as any recent transactions involving Parent's common stock, our actual and projected financial results, the principal amount of our indebtedness, valuations of us performed by third parties and other factors it believes are material to the valuation process.

(5)
For option awards in fiscal year 2015, these amounts reflect the aggregate grant date fair value for the awards computed in accordance with ASC Topic 718. The assumptions used in calculating these amounts are described under the caption Stock-Based Awards in Note 14 of the Notes to Consolidated Financial Statements.

Outstanding Equity Awards at Fiscal Year End
The following table sets forth certain information regarding the total number and aggregate value of stock options held by each of our named executive officers at the end of fiscal year 2015.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Awards (#)		Option Exercise Price ($)		Option Expiration Date
Karen W. Katz	5,699	—	(1)	—		363.08	(1)	9/30/2017
	9,211	—	(1)	—		450.26	(1)	10/1/2018
	4,556	—	(1)	—		644.37	(1)	11/7/2019
	5,020	20,079	(2)	—		1,000.00	(2)	11/5/2023
	—	—		25,099	(3)	1,000.00	(3)	11/5/2023

Donald T. Grimes	—	5,500	(4)	—		1,205.00	(4)	7/21/2025
	—	—		5,500	(5)	1,205.00	(5)	7/21/2025

James J. Gold	1,375	—	(1)	—		363.08	(1)	9/30/2017
	4,979	—	(1)	—		450.26	(1)	10/1/2018
	2,671	—	(1)	—		644.37	(1)	11/7/2019
	1,614	6,454	(2)	—		1,000.00	(2)	11/5/2023
	—	—		8,067	(3)	1,000.00	(3)	11/5/2023

John E. Koryl	5,164	—	(1)	—		450.26	(1)	10/1/2018
	896	3,586	(2)	—		1,000.00	(2)	11/5/2023
	—	—		4,483	(3)	1,000.00	(3)	11/5/2023

Joshua G. Schulman	3,407	—	(1)			576.59	(1)	5/25/2019
	896	3,586	(2)			1,000.00	(2)	11/5/2023
	—	—		4,483	(3)	1,000.00	(3)	11/5/2023

James E. Skinner	1,551	—	(1)	—		363.08	(1)	9/30/2017
	4,979	—	(1)	—		450.26	(1)	10/1/2018
	2,042	—	(1)	—		644.37	(1)	11/7/2019
	1,165	2,331	(2)(6)	—		1,000.00	(2)	11/5/2023

(1)
Non‑qualified Co‑Invest Stock Options rolled over from Predecessor stock options as a result of the Acquisition with number of options and exercise prices adjusted pursuant to an exchange ratio. The Co‑Invest Stock Options are fully vested and exercisable at any time prior to the expiration dates related to the original grant of the Predecessor stock options. Co‑Invest Stock Options and Predecessor stock options are more fully described in the sections entitled “Co‑Invest Stock Options” and “Predecessor Stock Options.”

(2)
Non‑qualified stock options designated as time‑vested stock options granted pursuant to the Management Incentive Plan on November 5, 2013 at an exercise price of $1,000. Each grant of time‑vested stock options consists of options to purchase an equal number of shares of Class A Common Stock and Class B Common Stock. 20% of the time‑vested non‑qualified options vest and become exercisable on each of the first five anniversaries of the closing date of the Acquisition, resulting in such options becoming fully vested and exercisable on October 25, 2018. The time‑vested stock options expire on the tenth anniversary of the grant date.

(3)
Non‑qualified stock options designated as performance‑vested stock options granted pursuant to the Management Incentive Plan on November 5, 2013 at an exercise price of $1,000. The performance‑vested options vest on the achievement of certain performance hurdles. The performance‑vested options vest when the amount of capital returned to the Sponsors (at least 50% of which is in cash) exceeds the applicable multiple of the capital invested by the Sponsors, and the internal rate of return exceeds 15%. The applicable multiple with respect to 40% of the performance‑vested options is 2.0x, with respect to 30% of the performance‑vested options is 2.25x and with respect to 30% of the performance‑vested options is 2.75x. If the named executive’s officer employment is terminated by us without cause or by the named executive officer for good reason, the performance-vested stock options will be eligible to vest in connection with a change in control or initial public offering for 180 days following such termination. If Ms. Katz's employment is terminated as a result of her retirement after the third anniversary of the grant date, certain of her awards remain eligible to vest following such retirement. Each grant of performance‑vested non‑qualified stock options consists of options to purchase an equal number of shares of Class A Common Stock and Class B Common Stock.

(4)
Non‑qualified stock options designated as time‑vested stock options granted pursuant to the Management Incentive Plan on July 21, 2015 at an exercise price of $1,205. Each grant of time‑vested stock options consists of options to purchase an equal number of shares of Class A Common Stock and Class B Common Stock. 20% of the time‑vested non‑qualified stock options vest and become exercisable on each of the first five anniversaries of June 15, 2015, resulting in such stock options becoming fully vested and exercisable on June 15, 2020. The time‑vested stock options expire on the tenth anniversary of the grant date.

(5)
Non‑qualified stock options designated as performance‑vested stock options granted pursuant to the Management Incentive Plan on July 21, 2015 at an exercise price of $1,205. The performance‑vested stock options vest on the achievement of certain performance hurdles. The performance‑vested stock options vest when the amount of capital returned to the Sponsors (at least 50% of which is in cash) exceeds the applicable multiple of the capital invested by the Sponsors, and the internal rate of return exceeds 15%. The applicable multiple with respect to 40% of the performance‑vested stock options is 2.0x, with respect to 30% of the performance‑vested stock options is 2.25x and with respect to 30% of the performance‑vested stock options is 2.75x. If Mr. Grimes’s employment is terminated by us without cause or by Mr. Grimes for good reason, the performance-vested stock options will be eligible to vest in connection with a change in control or initial public offering for 30 days following such termination. Each grant of performance‑vested non‑qualified stock options consists of options to purchase an equal number of shares of Class A Common Stock and Class B Common Stock.

(6)
In connection with Mr. Skinner’s move to Vice Chairman, the Compensation Committee cancelled certain unvested non‑qualified stock options and adjusted the vesting schedule for certain unvested non‑qualified stock options. See “2015 Executive Officer Compensation - Company Stock Options.”

Option Exercises and Stock Vested

No stock options issued to our named executive officers were exercised during fiscal year 2015. No stock subject to vesting has been awarded to any named executive officer.

Pension Benefits
The following table sets forth certain information with respect to retirement payments and benefits under the Pension Plan and the SERP Plan for each of our named executive officers.

Name	Plan Name	Number of Years Credited Service (#)(1)		Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
Karen W. Katz	Pension Plan	25	(3)	542,000	—
	SERP Plan	26	(3)	4,549,000	—

Donald T. Grimes	Pension Plan	—		—	—
	SERP Plan	—		—	—

James J. Gold	Pension Plan	17	(4)	231,000	—
	SERP Plan	17	(4)	655,000	—

John E. Koryl	Pension Plan	—		—	—
	SERP Plan	—		—	—

Joshua G. Schulman	Pension Plan	—		—	—
	SERP Plan	—		—	—

James E. Skinner	Pension Plan	7	(4)	208,000	—
	SERP Plan	7	(4)	667,000	—

(1)	Computed as of August 1, 2015, which is the same pension measurement date used for financial statement reporting purposes with respect to our Consolidated Financial Statements and notes thereto.

(2)
For purposes of calculating the amounts in this column, retirement age was assumed to be the normal retirement age of the later of age 65 or the fifth anniversary of the individual’s "date of hire," as defined in the Pension Plan. A description of the valuation method and all material assumptions applied in quantifying the present value of accumulated benefit is set forth in Note 11 of the Notes to Consolidated Financial Statements.

(3)
Ms. Katz’s service credit exceeds the 25-year maximum set forth in the SERP Plan. Pursuant to an agreement with us, Ms. Katz was entitled to an additional year of credit for each full year of service after she reached the 25-year maximum until December 31, 2010, with all service frozen as of such date. In addition, if her employment is terminated by us for any reason other than death, “disability,” “cause” or for non-renewal of her employment term, or if she terminates her employment with us for “good reason” or “retirement” and she has not yet reached 65, her SERP Plan benefit will not be reduced solely by reason of her failure to reach 65 as of the termination date. Ms. Katz’s employment agreement also provides that the amount credited to her under the DC SERP shall not be less than the present value of the additional benefits she would have accrued under the SERP Plan after December 31, 2010 had the SERP Plan remained in effect through the end of her employment term. The value of Ms. Katz’s benefit with all service is $4,549,000. The value with 25 years of service under the SERP Plan is $4,353,000; therefore, the value of the additional years of service in excess of her actual service is $196,000.

(4)	Effective December 31, 2007, benefit accruals for Messrs. Gold and Skinner under the Pension Plan and the SERP Plan were frozen, as further described below.

The Pension Plan is a funded, tax-qualified pension plan. Prior to 2008, most non-union employees over age 21 who had completed one year of service with 1,000 or more hours were eligible to participate in the Pension Plan, which paid benefits upon retirement or termination of employment. Effective as of December 31, 2007, eligibility and benefit accruals under the Pension Plan were frozen for all participants except for those “Rule of 65” employees who elected to continue participating in the Pension Plan. The Pension Plan is a “career-accumulation” plan, under which a participant earns each year a retirement annuity equal to one percent of his or her compensation for the year up to the Social Security wage base and 1.5 percent of his or her compensation for the year in excess of such wage base. “Compensation” for this purpose generally includes salary, bonuses, commissions and overtime but not in excess of the limits imposed upon annual compensation under Section 401(a)(17) of the Internal Revenue Code of 1986, as amended (the Code) (the IRS Limit). The IRS Limit for calendar year 2015 is $265,000, increased from $260,000 for calendar year 2014, and is adjusted annually for cost-of-living increases. Benefits under the Pension Plan become fully vested after five years of service with us. Effective August 1, 2010, benefit accruals were frozen for the remaining “Rule of 65” employees and such participants were given the opportunity to participate in the RSP.

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

Non-qualified Deferred Compensation

The amounts reported in the table below represent deferrals, distributions and Company matching contributions credited pursuant to the KEDC Plan and Company contributions credited pursuant to the DC SERP (the Executive Contributions). The following table contains information regarding the KEDC and the DC SERP.

Name		Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year- End ($)
Karen W. Katz	KEDC	241,213	50,057	9,241	—	394,216
	DC SERP	—	267,944	12,306	—	481,318

Donald T. Grimes	KEDC	—	—	—	—	—
	DC SERP	—	—	—	—	—

James J. Gold	KEDC	—	—	—	—	—
	DC SERP	—	151,658	4,853	—	208,721

John E. Koryl	KEDC	—	—	—	—	—
	DC SERP	—	59,946	1,885	—	80,021

Joshua G. Schulman	KEDC	—	—	—	—	—
	DC SERP	—	62,139	1,393	—	63,532

James E. Skinner	KEDC	68,153	25,422	3,386	—	143,057
	DC SERP	—	143,695	4,672	—	197,509

(1)	The amounts reported as Executive Contributions in Last Fiscal Year are also included as Salary in the Summary Compensation Table.

The KEDC Plan allows eligible employees to elect to defer up to 15% of base pay and up to 15% of annual performance bonus each year. Eligible employees generally are those employees who have completed one year of service with us, have annual base pay of at least $300,000 and are otherwise designated as eligible by our employee benefits committee; provided, however, that effective January 1, 2008, only those persons who were eligible for the KEDC as of January 1, 2007 are permitted to continue participating in the KEDC. No new participants will be added. We also credit a matching contribution each pay period equal to (A) the sum of (i) 100% of the sum of the employee’s KEDC Plan deferrals and the maximum RSP deferral that the employee could have made under such plan for such pay period, to the extent that such sum does not exceed 2% of the employee’s compensation for such pay period, and (ii) 25% of the sum of the employee’s KEDC Plan deferrals and the maximum RSP deferral that the employee could have made under such plan for such pay period, to the extent that such sum does not exceed the next 4% of the employee’s compensation for such pay period, minus (B) the maximum possible match the employee could have received under the RSP for such pay period. Such amounts are credited to a bookkeeping account for the employee and are fully vested with respect to matching contributions made for calendar years prior to 2008. Amounts attributable to matching contributions, plus interest thereon, for calendar years on and after 2008 are subject to forfeiture if the employee is terminated for cause. Accounts are credited monthly with interest at an annual rate equal to the prime interest rate published in The Wall Street Journal on the last business day of the preceding calendar quarter. Amounts credited to an employee’s account become payable to the employee upon separation from service, death, unforeseeable emergency, or our change of control. In the event of separation of service, payment is made in a lump sum in the calendar quarter following the calendar quarter in which the separation occurs although if the employee is eligible for retirement upon such separation, payment may be deferred until the following year or the nine subsequent years, and may be made in a lump sum or in installments over a period of up to ten years, depending upon the distribution form elected by the employee. There is no separate funding for the amounts payable under the KEDC Plan, rather we make payment from our general assets.

The DC SERP is an unfunded, non-qualified deferred compensation plan under which benefits are paid from our general assets to provide eligible employees with the opportunity to receive employer contributions on the portion of their eligible compensation that exceeds the IRS Limit. Eligible employees generally are those employees who have completed one year of service with the Company, who have annual base pay of at least 80% of the IRS Limit (or were eligible to participate in the SERP Plan as of December 31, 2007 and ceased to be eligible to participate in the SERP Plan as of January 1, 2008), and who are otherwise designated as eligible by our employee benefits committee. We will make transitional and non-transitional credits to the accounts of eligible participants each pay period. Transitional credits apply only to participants who were eligible to participate in the SERP Plan as of December 31, 2007 but ceased participating in the SERP Plan as of that date and became a participant in the DC SERP on January 1, 2008. The amount of a transitional credit is the product of a participant’s eligible compensation in excess of the IRS Limit and an applicable percentage ranging from 0% to 6% depending upon the age of the participant. Non-transitional credits apply to all eligible participants. The amount of a non-transitional credit is the product of a participant’s eligible compensation in excess of the IRS Limit and 10.5%. All transitional and non-transitional credits are credited to a bookkeeping account and vest upon the earlier of (i) an eligible employee’s attainment of five years of service, (ii) an eligible employee’s attainment of age 65, (iii) an eligible employee’s death, (iv) an eligible employee’s "disability," and (v) a change of control (as defined in the DC SERP) while in our employ. Notwithstanding the preceding, amounts credited to an account are subject to forfeiture if the employee is terminated for cause. Accounts are credited monthly with interest at an annual rate equal to the prime interest rate published in The Wall Street Journal on the last business day of the preceding calendar quarter. Vested amounts credited to an employee’s account become payable in the form of five annual installments beginning upon the later of the employee’s separation from service and age 55, or such later age as the employee may elect. Upon the employee’s death or “disability” or upon our change of control, vested amounts credited to an employee’s account will be paid in a single lump sum.

Employment and Other Compensation Agreements

We have entered into employment agreements with Karen W. Katz, Donald T. Grimes, James J. Gold and James E. Skinner. Each of Messrs. Koryl and Schulman is a party to a confidentiality, non-competition and termination benefits agreement, discussed below.

Employment Agreement with Ms. Katz

In connection with the Acquisition, we entered into a new employment agreement with Karen W. Katz which became effective on October 25, 2013 and will extend until the fourth anniversary thereof and thereafter be subject to automatic one-year renewals of the term if neither party submits a notice of termination at least three months prior to the end of the then-current term. The agreement may be terminated by either party on three months’ notice, subject to severance obligations in the event of termination under certain circumstances described herein. Pursuant to the agreement, Ms. Katz's base salary will not be less than $1,070,000 unless the reduction is pursuant to a reduction in the annual salaries of all senior executives by substantially equal amounts or percentages.

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

Additionally, Ms. Katz is entitled to receive reimbursement of up to $5,000 for financial and tax planning advice as well as a lump sum cash payment during each year of the employment term in the amount of $15,000 in lieu of any reimbursement of hotel or other lodging expenses incurred in connection with business trips to New York, plus an amount necessary to gross-up such payment for income tax purposes. Ms. Katz's agreement also provides for reimbursement of liability for any New York state and city taxes, on an after-tax basis.

The agreement provides that if (i) during the term, her employment is terminated by the Company for any reason other than death, “disability,” or “cause” (as defined in the employment agreement), (ii) during the term, she terminates her employment for “good reason” or “retirement” (as defined in the employment agreement), or (iii) her employment terminates upon expiration of the term following the provision by us of a notice of non-renewal, and, in any such case, on the date of such termination she has not yet reached age 65, her SERP Plan benefit shall not be reduced according to the terms of the SERP Plan solely by reason of her failure to reach age 65 as of the termination date. During the employment term, she will accrue benefits under the DC SERP, provided that the amounts credited to her account as of the last day of her employment term shall not be less than the present value of the additional benefits she would have accrued under the SERP Plan had it remained in effect.

If we terminate Ms. Katz’s employment without “cause” or if she resigns for “good reason” or following her receipt of a notice of non-renewal from us relating to the employment term, she will be entitled to receive, subject to her execution and non-revocation of a waiver and release agreement, (i) an amount of annual incentive pay equal to a prorated portion of her target bonus amount for the year in which the employment termination date occurs, and (ii) a lump sum equal to (A) 18 times (or 12 times in the case of non-renewal by us) the monthly COBRA premium applicable to Ms. Katz, plus (B) six times the monthly premium if Ms. Katz elected coverage as a retiree under our group medical plan for retired employees in effect under our group medical plan, other than in the case of non-renewal by us, plus (C) two times (or one times in the case of non-renewal by us) the sum of her base salary and target bonus, at the level in effect as of the employment termination date

(collectively the Severance Payment). Ms. Katz is also entitled to continuation of certain benefits for a two-year period (or a one-year period in the case of non-renewal by us) following a termination of her employment for any reason as set forth more fully in her employment agreement.

For purposes of Ms. Katz’s employment agreement, “cause” is generally defined as one or more of the following: (i) Ms. Katz’s willful and material failure to substantially perform her duties, or other material breach of her employment agreement; (ii) Ms. Katz’s (A) willful misconduct or (B) gross negligence, in each case which is materially injurious to the Company or any of our affiliates; (iii) Ms. Katz’s willful breach of her fiduciary duty or duty of loyalty to the Company or any of our affiliates; or (iv) Ms. Katz’s commission of any felony or other serious crime involving moral turpitude.

For purposes of Ms. Katz’s employment agreement, “good reason” is generally defined as any of the following without Ms. Katz’s consent: (i) a material failure by the Company to comply with its obligations regarding assumption by a successor, compensation and the related provisions of the employment agreement; (ii) a material reduction in Ms. Katz’s responsibilities or duties; (iii) any relocation of Ms. Katz’s place of business to a location 50 miles or more from the current location; (iv) the reduction in Ms. Katz’s title or reporting relationships; (v) so long as none of Parent's shares or any successor are listed on a national securities exchange, any action or inaction by the Company or Parent's shareholders that prevents Ms. Katz from serving on the Parent Board, other than (A) as required by law, (B) occurs because of a reorganization where Ms. Katz will serve on the board or boards of the successor(s) to our business, or (C) occurs in connection with the termination of Ms. Katz's employment due to death, by us for cause or disability or by Ms. Katz without good reason or for retirement; or (vi) our material breach of the employment agreement.

If Ms. Katz retires from the Company, she will be entitled to receive, subject to her execution and non-revocation of a waiver and release agreement, a lump sum equal to one times the sum of her base salary and target bonus, at the level in effect as of the employment termination date (the Retirement Payment).

Ms. Katz will be required to repay the Severance Payment or Retirement Payment, as applicable, if she violates certain restrictive covenants in her agreement or if she is found to have engaged in certain acts of wrongdoing, each as further described in the agreement.

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

Ms. Katz’s agreement also contains obligations on her part regarding non-competition and non-solicitation of employees following the termination of her employment for any reason, confidential information and non-disparagement of us and our business. The non-competition agreement generally prohibits Ms. Katz during employment and for a period of two years after termination from becoming a director, officer, employee or consultant for any competing business that owns or operates a luxury specialty retail store or certain specifically listed businesses. The agreement also requires that she disclose and assign to us any trademarks or inventions developed by her which relate to her employment by us or to our business.

Option Agreement with Ms. Katz

In connection with the Acquisition, the Parent Board granted Ms. Katz 25,099 time-vested stock options that vest on each of the first five anniversaries of the closing date of the Acquisition, pursuant to a Time-Vested Non-Qualified Stock Option Agreement dated November 5, 2013 (the “Katz Option Agreement”). Under the terms of the Katz Stock Option Agreement, if Ms. Katz’s employment is terminated by us without cause or by her for good reason (as both terms are defined above), by reason of our non-renewal of her employment agreement or on account of Ms. Katz’s retirement, then the stock options that would have vested in the twelve month period following the date of such termination of employment will accelerate and vest. In addition, the Parent Board granted Ms. Katz 25,099 performance-vested stock options that vest upon our achievement of certain performance hurdles. In connection with a termination of Ms. Katz's employment by the Company without cause, or by Ms. Katz for any reason other than retirement, Ms. Katz will have 180 days following the date of termination to exercise vested stock options. In connection with Ms. Katz's retirement, she will have three years to exercise the vested portion of her time-vested stock options (or four years if an initial public offering at a sufficient price per share occurs within one year following such retirement). If, following a change in control and prior to an initial public offering, Ms. Katz’s employment is terminated by us without cause or by her for good reason, she will have the right for 90 days following the date of such termination to cause us to repurchase the outstanding vested portion of her time-vested and performance-vested stock options.

Employment Agreement with Mr. Grimes

Effective June 15, 2015, we elected Donald T. Grimes as our Executive Vice President, Chief Operating Officer and Chief Financial Officer. In connection with his election, we entered into an employment agreement with Mr. Grimes, effective as of June 15, 2015. Pursuant to the employment agreement, Mr. Grimes’s annual base salary will be $725,000. Beginning in fiscal year 2016, Mr. Grimes will participate in our annual incentive bonus program with a target bonus of 75% of his base salary, and a maximum bonus of 150% of his base salary. The actual incentive bonus will be determined according to the terms of the annual incentive bonus program and will be (i) payable based on the achievement of performance objectives, as determined at the discretion of the Parent Board and (ii) subject to Mr. Grimes’s continued employment through the date bonuses are paid, except as otherwise described below. Mr. Grimes also received a signing bonus of $300,000 that is subject to prorated repayment if Mr. Grimes’s employment is terminated prior to the first anniversary of his start date other than by us without ‘‘cause’’ (as defined in the employment agreement and summarized below), by Mr. Grimes for ‘‘good reason’’ (as defined in the employment agreement and summarized below) or his total disability or his death. Mr. Grimes will be eligible to participate in our relocation policies applicable to senior executives, subject to prorated repayment if Mr. Grimes’s employment is terminated for ‘‘cause,’’ or if Mr. Grimes resigns his employment for any reason other than ‘‘good reason’’ or retirement, in each case, prior to the second anniversary of his start date. Additionally, Mr. Grimes is entitled to receive reimbursement of up to $5,000 for financial and tax planning advice. Mr. Grimes’s employment agreement includes certain restrictive covenants, including non-disparagement of us and our business, non-competition and non-solicitation of employees, customers and suppliers, in each case, for 18 months following the termination of his employment for any reason, and to provisions regarding confidential information.

If Mr. Grimes’s employment is terminated by us for any reason other than for ‘‘cause,’’ his total disability or his death, or Mr. Grimes terminates his employment for ‘‘good reason,’’ Mr. Grimes will be entitled to receive, subject to his execution and non-revocation of a waiver and release agreement, (i) an amount equal to 150% of his base salary, payable over an 18 month period in accordance with our regular payroll practices, (ii) a pro-rated bonus for the year of termination, (iii) any earned and unpaid bonus for the year prior to the year of termination, and (iv) if Mr. Grimes is eligible for, and elects to receive, COBRA, we will pay Mr. Grimes a monthly amount equal to the monthly COBRA insurance premium for a period of 18 months.

For purposes of Mr. Grimes’s employment agreement, ‘‘cause’’ generally means any of the following: (i) the commission of any acts of fraud, dishonesty, disloyalty to the Company or its affiliates, or moral turpitude; (ii) conduct that is materially detrimental to the Company, monetarily or otherwise, or reflects unfavorably on the Company or Mr. Grimes; (iii) acts of Mr. Grimes in material violation of his obligations under the employment agreement or at law; (iv) Mr. Grimes’s failure to comply with or enforce the Company’s policies concerning equal employment opportunity; (v) Mr. Grimes’s insubordination, failure to perform any duties reasonably assigned to him by the Company or failure to comply with or enforce other personnel policies of the Company or its affiliates; (vi) Mr. Grimes’s failure to devote his full working time and best efforts to the performance of his responsibilities to the Company or its affiliates; (vii) any act of material misconduct or gross negligence by Mr. Grimes in the performance of his duties relating to his employment; or (viii) Mr. Grimes’s indictment for or entry of a plea agreement or consent decree or similar arrangement with respect to, a felony, other serious criminal offense, or any violation of federal or state securities laws; provided, that with respect to items (iii), (v) and (vi), Mr. Grimes has been provided prior written notice of the failure and afforded a reasonable opportunity to correct same.

For purposes of Mr. Grimes’s employment agreement, ‘‘good reason’’ is generally defined as any of the following without his consent: (i) a material diminution in Mr. Grimes’s base compensation (other than pursuant to action of the Company or its affiliates reducing the base compensation of all senior executives by substantially equal amounts or substantially equal percentages as the reduction of Mr. Grimes’s base compensation); (ii) a material diminution in Mr. Grimes’s authority or duties; or (iii) a material change in the primary geographic location at which Mr. Grimes must perform services.

Employment Agreement with Mr. Gold

In connection with the Acquisition, we entered into a new employment agreement with James J. Gold, President, Specialty Retail, which became effective on October 25, 2013. The employment agreement is for a four-year term with automatic extensions of one year unless either party provides three months’ written notice of non-renewal. The agreement provides that Mr. Gold’s annual base salary will not be less than $770,000, unless the reduction is pursuant to a reduction of the annual salaries of all senior executives by substantially equal amounts or percentages. The agreement also provides that Mr. Gold will participate in the Company’s annual incentive bonus program with a minimum bonus of 25% of his base salary if threshold performance targets are achieved, a target bonus of 75% of his base salary and a maximum bonus of 150% of his base salary. The actual incentive bonus under the agreement will be determined according to the terms of the annual incentive bonus program and will be payable based on the achievement of performance objectives, as determined at the discretion of the Parent Board. Additionally, under the agreement, Mr. Gold is entitled to receive reimbursement of up to $5,000 for financial and tax planning advice.

The agreement provides that if we terminate Mr. Gold's employment without ‘‘cause’’ or if Mr. Gold resigns for ‘‘good reason’’ or following the non-renewal of his agreement by us, he will be entitled to receive, subject to his execution and non-revocation of a waiver and release agreement, (i) an amount of annual incentive pay equal to a prorated portion of his target bonus amount for the year in which the employment termination date occurs, and (ii) a payment equal to (A) 18 times (or 12 times in the case of non-renewal by us) the monthly COBRA premium applicable to Mr. Gold, and (B) 1.5 times (or one times in the case of non-renewal by us) the sum of his base salary and target bonus, at the level in effect as of the employment termination date. The payment described in clause (ii) would be paid in a lump sum to the extent subject to a particular exemption from Section 409A of the Code and otherwise will be paid in installments.

For purposes of the employment agreement, ‘‘cause’’ is generally defined as one or more of the following: (i) Mr. Gold's willful and material failure to substantially perform his duties, or any other material breach of his employment agreement; (ii) Mr. Gold's (A) willful misconduct or (B) gross negligence, in each case which is materially injurious to the Company or any of our affiliates; (iii) Mr. Gold's willful breach of his fiduciary duty or duty of loyalty to the Company or any of our affiliates; or (iv) Mr. Gold's commission of any felony or other serious crime involving moral turpitude.

For purposes of the employment agreement, ‘‘good reason’’ is generally defined as any of the following without Mr. Gold's prior consent: (i) a material failure by the Company to comply with its obligations regarding assumption by a successor, compensation and the related provisions of the employment agreement; (ii) a material reduction in Mr. Gold's responsibilities or duties; (iii) a material change in the geographic location at which Mr. Gold must perform services; (iv) a material reduction in Mr. Gold's title or reporting relationships; or (v) our material breach of the employment agreement.

According to the agreement, Mr. Gold would be required to repay his severance payments if he violates certain restrictive covenants in his agreement or if he is found to have engaged in certain acts of wrongdoing, all as further described in the agreement. According to the agreement, if Mr. Gold's employment terminates before the end of the term due to his death or ‘‘disability,’’ we would pay him or his estate, as applicable, his accrued obligations and an amount of annual incentive pay equal to a prorated portion of his target bonus amount for the year in which the employment termination date occurs.

The agreement also contains obligations regarding non-competition and non-solicitation of employees for 18 months following the termination of Mr. Gold's employment for any reason, confidential information and non-disparagement of us and our business. The agreement also requires that Mr. Gold disclose and assign to us any trademarks or inventions developed by him that relate to his employment by us or to our business.

Employment Agreement with Mr. Skinner

Effective June 15, 2015, Mr. Skinner resigned from his position as our Executive Vice President, Chief Operating Officer and Chief Financial Officer and moved to the position of Vice Chairman. In connection with his move to Vice Chairman, we entered into an amended and restated employment agreement with Mr. Skinner that became effective on June 15, 2015 and will extend until February 1, 2016. Effective August 1, 2015, Mr. Skinner’s base salary for the period between August 1, 2015 and February 1, 2016 will be $250,000. For fiscal year 2016, Mr. Skinner will participate in our annual incentive bonus program with a target bonus of 40% of his base salary for the period between August 1, 2015 and February 1, 2016. The actual incentive bonus will be determined according to the terms of the annual incentive bonus program and will be (i) payable based on the achievement of performance objectives, as determined at the discretion of the Parent Board and (ii) subject to Mr. Skinner’s continued employment through February 1, 2016 (except as otherwise described below).

If Mr. Skinner’s employment terminates for any reason other than for ‘‘cause’’ (as defined in the employment agreement and summarized below), Mr. Skinner will be entitled to receive, subject to his execution and non-revocation of a waiver and release agreement, (i) $595,000, payable in installments over an 18-month period as set forth in the employment agreement, and (ii) a lump sum payment equal to $1,169,763. If Mr. Skinner’s employment is terminated by us without ‘‘cause’’ prior to the end of the term, Mr. Skinner will also receive a target bonus for fiscal year 2016. Mr. Skinner is subject to provisions regarding non-disparagement of us and our business, non-competition and non-solicitation of employees, customers and suppliers, in each case, for 18 months following the termination of his employment for any reason, and to provisions regarding confidential information.

For purposes of Mr. Skinner’s employment agreement, ‘‘cause’’ is generally defined as one or more of the following: (i) Mr. Skinner’s willful and material failure to substantially perform his duties, or any other material breach by Mr. Skinner of his employment agreement; (ii) Mr. Skinner’s (A) willful misconduct or (B) gross negligence, in each case that is materially injurious to the Company or any of our affiliates; (iii) Mr. Skinner’s willful breach of his fiduciary duty or duty of loyalty to the Company or any of our affiliates; or (iv) Mr. Skinner’s commission of any felony or other serious crime involving moral turpitude.

Option Agreement with Mr. Skinner

In connection with the Acquisition, Mr. Skinner was previously awarded 5,827 time-vested non-qualified stock options and 5,827 performance-vested non-qualified stock options, in each case, pursuant to the Management Incentive Plan. All 5,827 performance-vested non-qualified stock options and 2,331 time-vested non-qualified stock options were cancelled by the Compensation Committee in connection with Mr. Skinner's move to Vice Chairman. The remaining unvested 2,331 time-vested non-qualified stock options will vest on the earlier to occur of (i) February 1, 2016, subject to Mr. Skinner's continued employment through such date and (ii) Mr. Skinner's termination of employment by us without "cause." If Mr. Skinner's employment terminates as a result of his retirement, he will be able to exercise the vested portion of his time-vested non-qualified stock options for one year following such termination of employment.

Confidentiality, Non-Competition and Termination Benefits Agreements

Messrs. Koryl and Schulman are each a party to a confidentiality, non-competition and termination benefits agreement that will provide for severance benefits if the employment of the affected individual is terminated by the Company other than in the event of death, “total disability,” termination for “cause” or the executive's resignation for “good reason.” These agreements provide for a severance payment equal to one and one-half annual base salary payable over an eighteen-month period, and reimbursement for monthly COBRA premiums for the same period. Each confidentiality, non-competition and termination benefits agreement contains restrictive covenants, including 18-month non-competition and non-solicitation covenants, as a condition to receipt of any payments payable thereunder.

For purposes of Messrs. Koryl and Schulman’s confidentiality, non-competition and termination benefits agreements, ‘‘cause’’ is generally defined as: (i) a breach of duty by the executive in the course of his employment involving fraud, acts of dishonesty, disloyalty, or moral turpitude; (ii) conduct that is materially detrimental to the Company, monetarily or otherwise, or reflects unfavorably on the Company or the executive to such an extent that the Company’s best interests reasonably require the termination of the executive’s employment; (iii) the executive’s violation of his obligations under the agreement or at law; (iv) the executive’s failure to comply with or enforce Company policies concerning equal employment opportunity, including engaging in sexually or otherwise harassing conduct; (v) the executive’s repeated insubordination or failure to comply with or enforce other personnel policies of the Company or our affiliates; (vi) the executive’s failure to devote his full working time and best efforts to the performance of his responsibilities to the Company or our affiliates; or (vii) the executive’s conviction of or entry of a plea agreement or consent decree or similar arrangement with respect to a felony, other serious criminal offense, or any violation of federal or state securities laws.

For purposes of Messrs. Koryl and Schulman’s confidentiality, non-competition and termination benefits agreements, ‘‘good reason’’ is generally defined as any of the following without the executive’s prior consent: (i) a material diminution in the executive’s base compensation; (ii) a material diminution in the executive’s authority, duties, or responsibilities; (iii) a material diminution in the authority, duties, or responsibilities of the officer to whom the executive is required to report; (iv) a material diminution in the budget over which the executive retains authority; (v) a material change in the geographic location at which the executive must perform services; and (vi) any other action or inaction that constitutes a material breach by the Company of the agreement.

Potential Payments Upon Termination or Change-in-Control

The tables below show certain potential payments that would have been made to the named executive officers if his or her employment had terminated on August 1, 2015 under various scenarios, including a change of control. Because the payments to be made to a named executive officer depend on several factors, the actual amounts to be paid out upon a named executive officer’s termination of employment can only be determined at the time of an executive’s separation from us. See "Employment and Other Compensation Agreements" for a more detailed discussion of the restrictive covenants that are conditions to the receipt of the severance payments.

Karen W. Katz

Executive Benefits and Payments Upon Separation	Retirement ($)(1)	Termination due to death ($)(2)	Termination due to disability ($)(3)	Termination without cause or for good reason ($)(4)	Change in Control ($)(5)
Compensation:
Severance	$—	$—	$—	$4,950,000	$—
Bonus	—	1,375,000	1,375,000	1,375,000	—
Option Acceleration	1,029,059	—	—	1,029,059	4,116,195

Benefits & Perquisites:
Retirement Plan Enhancement	196,000	—	—	—	—
DC SERP	481,318	481,318	481,318	481,318	481,318
Deferred Compensation Plan	394,216	394,216	394,216	394,216	394,216
Long-Term Disability	—	—	240,000	—	—
Health and Welfare Benefits	—	—	—	57,984	—
Life Insurance Benefits	—	1,000,000	—	7,795	—
Total	$2,100,593	$3,250,534	$2,490,534	$8,295,372	$4,991,729

(1)
Represents the SERP Plan enhancement provided in Ms. Katz’s employment agreement, 12 months' acceleration of Ms. Katz's time-vested stock options, and a lump sum payout under the deferred compensation plans. See “Non-qualified Deferred Compensation” for a more detailed discussion of the deferred compensation plans.

(2)
Represents Ms. Katz’s target bonus (payable in a lump sum), a lump sum payout under the deferred compensation plan and defined contribution plan, and a lump sum basic life insurance benefit payment of $1,000,000 payable by the Company’s life insurance provider to Ms. Katz’s beneficiaries upon her death.

(3)
Represents Ms. Katz’s target bonus (payable in a lump sum), lump sum payout under the deferred compensation plan and defined contribution plan, and long-term disability payments of $20,000 per month for twelve months payable from the Company’s long-term disability insurance provider.

(4)
Represents a lump sum payment of two times target bonus and two times base salary, an additional one times target bonus (payable in a lump sum), 12 months' acceleration of Ms. Katz's time-vested stock options, and a lump sum payout under the deferred compensation plan and defined contribution plan. The amount included for health and welfare benefits represents a lump-sum payment equal to the value of 18 months of COBRA premiums and six months of retiree medical premiums. Calculations were based on COBRA rates currently in effect. The amount included for life insurance represents coverage for a period of two years at the same benefit level in effect at the time of termination. See “Employment and Other Compensation Agreements” in this section.

(5)
Represents full acceleration of Ms. Katz's time-vested stock options (applicable only in connection with a termination by the Company without cause or by Ms. Katz for good reason (i) prior to an initial public offering and (ii) following a change in control) and a lump sum payout under the deferred compensation plan and defined contribution plan.

Donald T. Grimes

Executive Benefits and Payments Upon Separation	Termination due to death ($)(1)	Termination due to disability ($)(2)	Termination without cause or for good reason ($)(3)
Compensation:
Severance	$—	$—	$1,087,500

Benefits & Perquisites:
Long-Term Disability	—	240,000	—
Life Insurance Benefits	1,000,000	—	—
Total	$1,000,000	$240,000	$1,087,500

(1)	Represents a lump sum basic life insurance benefit payment of $1,000,000 payable by the Company’s life insurance provider to Mr. Grimes’s beneficiaries upon his death.

(2)	Represents long‑term disability payments of $20,000 per month for twelve months payable from the Company’s long‑term disability insurance provider.

(3)
Represents 1.5 times Mr. Grimes’s base salary. Mr. Grimes is also entitled to the value of eighteen months of COBRA premiums if he participates in one of our group medical plans at the time of termination and elects COBRA. Mr. Grimes did not participate in any of our group medical plans on August 1, 2015; therefore, no amount is included with respect to his entitlement to the value of COBRA premiums. See “Employment and Other Compensation Agreements” in this section.

James J. Gold

Executive Benefits and Payments Upon Separation	Retirement ($)(1)	Termination due to death ($)(2)	Termination due to disability ($)(3)	Termination without cause or for good reason ($)(4)	Change in Control ($)(5)
Compensation:
Severance	$—	$—	$—	$2,152,500	$—
Bonus	—	615,000	615,000	615,000	—

Benefits & Perquisites:
DC SERP	208,721	208,721	208,721	208,721	208,721
Long-Term Disability	—	—	240,000	—	—
Health and Welfare Benefits	—	—	—	53,262	—
Life Insurance Benefits	—	1,000,000	—	—	—
Total	$208,721	$1,823,721	$1,063,721	$3,029,483	$208,721

(1)	Represents a lump sum payout under the deferred compensation plan. See “Non-qualified Deferred Compensation” for a more detailed discussion.

(2)
Represents Mr. Gold’s target bonus, a lump sum payout under the defined contribution plan and a lump sum basic life insurance benefit payment of $1,000,000 payable by the Company’s life insurance provider to Mr. Gold’s beneficiaries upon his death.

(3)
Represents Mr. Gold’s target bonus, lump sum payout under the defined contribution plan, and long‑term disability payments of $20,000 per month for twelve months payable from the Company’s long‑term disability insurance provider.

(4)
Represents 1.5 times Mr. Gold’s base salary and target bonus, an additional one times target bonus, a payout under the defined contribution plan, and eighteen months of COBRA premiums. Calculations were based on COBRA rates currently in effect. All these amounts are payable in a lump sum except for the salary payment to the extent that it is not subject to a particular exemption from Section 409A of the Code, in which case the non‑exempt portion will be paid in installments. See “Employment and Other Compensation Agreements” in this section.

(5)	Represents a lump sum payout under the defined contribution plan.

James E. Skinner

Executive Benefits and Payments Upon Separation	Retirement ($)(1)	Termination due to death ($)(2)	Termination due to disability ($)(3)	Termination without cause or for good reason ($)(4)	Change in Control ($)(5)
Compensation:
Severance	$1,764,763	$1,764,763	$1,764,763	$1,764,763	$—
Bonus	—	—	—	100,000	—
Option Acceleration	—	—	—	238,825	—

Benefits & Perquisites:
DC SERP	197,509	197,509	197,509	197,509	197,509
Deferred Compensation Plan	143,057	143,057	143,057	143,057	143,057
Long-Term Disability	—	—	240,000	—	—
Life Insurance Benefits	—	1,000,000	—	—	—
Total	$2,105,329	$3,105,329	$2,345,329	$2,444,154	$340,566

(1)
Represents a lump sum payment of $1,169,763 and salary continuation payments of $595,000, and payout under the deferred compensation plan and defined contribution plan. See “Non‑qualified Deferred Compensation” for a more detailed discussion.

(2)
Represents a lump sum payment of $1,169,763 and salary continuation payments of $595,000, payout under the deferred compensation plan and defined contribution plan, and a lump sum basic life insurance benefit payment of $1,000,000 payable by the Company’s life insurance provider to Mr. Skinner’s beneficiaries upon his death.

(3)
Represents a lump sum payment of $1,169,763 and salary continuation payments of $595,000, payout under the deferred compensation plan and defined contribution plan, and long‑term disability payments of $20,000 per month for twelve months payable from the Company’s long‑term disability insurance provider.

(4)
Represents a lump sum payment of $1,169,763 and salary continuation payments of $595,000, an amount equal to the target bonus, acceleration of unvested time-vested stock options and payout under the deferred compensation plan and defined contribution plan.

(5)	Represents a lump sum payout under the deferred compensation plan and defined contribution plan.

Executive Benefits and Payments Upon Separation	Retirement ($)(1)	Termination due to death ($)(1)(2)	Termination due to disability ($)(1)(3)	Termination without cause or for good reason ($)(1)(4)	Change in Control ($)(1)(5)
John E. Koryl
Compensation:
Severance	$—	$—	$—	$937,500	$—

Benefits & Perquisites:
DC SERP	80,021	80,021	80,021	80,021	80,021
Long-Term Disability	—	—	240,000	—	—
Health and Welfare Benefits	—	—	—	53,262	—
Life Insurance Benefits	—	1,000,000	—	—	—
Total	$80,021	$1,080,021	$320,021	$1,070,783	$80,021

Joshua G. Schulman
Compensation:
Severance	$—	$—	$—	$915,000	$—

Benefits & Perquisites:
DC SERP	63,532	63,532	63,532	63,532	63,532
Long-Term Disability	—	—	240,000	—	—
Health and Welfare Benefits	—	—	—	29,211	—
Life Insurance Benefits	—	1,000,000	—	—	—
Total	$63,532	$1,063,532	$303,532	$1,007,743	$63,532

(1)	Represents a lump sum payout under the defined contribution plan. See “Non-qualified Deferred Compensation” for a detailed discussion.

(2)
Represents a lump sum basic life insurance benefit payment of $1,000,000 payable by the Company’s life insurance provider to each of Messrs. Koryl and Schulman upon their death and a lump sum payout under the defined contribution plan.

(3)
Represents long-term disability payments of $20,000 per month for twelve months payable from the Company’s long-term disability insurance provider and a lump sum payout under the defined contribution plan.

(4)
Represents a lump sum payment of 1.5 times base salary for each of Messrs. Koryl and Schulman. The amount included for health and welfare benefits represents a continuation of COBRA benefits for a period of eighteen months. Calculations were based on COBRA rates currently in effect. See “Employment and Other Compensation Agreements” in this section.

(5)	Represents a lump sum payout under the DC SERP.

Director Compensation

The Parent Board sets the compensation for each director who is not an officer of or otherwise employed by us (a non‑executive director). Non‑executive directors who are employed by Ares or CPPIB or their respective affiliates do not receive compensation for their services as directors. Ms. Aufreiter and Messrs. Axelrod, Bourguignon and Brotman, and Mr. Gundotra, a former member of the Parent Board, are not employed by Ares or CPPIB or their respective affiliates and are the only directors who earned compensation for services as a director for fiscal year 2015. Pursuant to board service agreements entered into between Parent and each of the non‑executive officers, each non‑executive director receives an annual fee of $50,000 for his or her service as a director on the Parent Board. Such fee will be prorated for the actual number of days served in any quarter and is paid in arrears following the end of each quarter. The non‑executive directors are also reimbursed for any out‑of‑pocket expenses. Actual fees earned in fiscal year 2015 are set forth in the Summary Compensation table below.

Director Summary Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Nora A. Aufreiter	$50,000	—	50,000
Norman H. Axelrod	$50,000	—	50,000
Philippe E. Bourguignon	$50,000	—	50,000
Adam B. Brotman	$50,000	—	50,000
Vic P. Gundotra (2)	$50,000	—	50,000

(1)
Each director holds 393 time‑vested stock options, of which 79 are vested, and 393 performance‑based stock options, none of which are vested, to purchase Class A Common Stock and Class B Common Stock at an aggregate exercise price of $1,000 per share of Class A Common Stock and Class B Common Stock. Mr. Gundrota’s options were forfeited in connection with his resignation from the Parent Board.

(2)	Resigned from the Parent Board in July 2015.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding equity compensation plans of Parent approved by stockholders and equity compensation plans of Parent not approved by stockholders as of August 1, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by stockholders	223,228	(1)	$879.63	18,362	(1)

Equity compensation plans not approved by stockholders	—		—	—

Total	223,228		$879.63	18,362

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 15, 2015, certain information relating to the beneficial ownership of the common stock of Parent, the sole member of Holdings, which in turn is the sole member of the Company, by (i) each person or group known by us to own beneficially more than 5% of the outstanding shares of Class A Common Stock and Class B Common Stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group. Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting of securities, or to dispose or direct the disposition of securities or has the right to acquire such powers within 60 days. For purposes of calculating each person’s percentage ownership, common stock issuable pursuant to options exercisable within 60 days are included as outstanding and beneficially owned for that person or group, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe, based on the information furnished to us, that each beneficial owner identified in the table below possesses sole voting and investment power over all common stock shown as beneficially owned by the beneficial owner. The information in the table below does not necessarily indicate beneficial ownership for any other purpose. The percentages of shares outstanding provided in the table below are based on 1,557,350 shares of Class A Common Stock and 1,557,350 shares of Class B Common Stock outstanding as of September 15, 2015.

Name of Beneficial Owner (1)(2)	Number of Shares of Class A Common Stock Beneficially Owned	Percent of Class A Common Stock Beneficially Owned	Number of Shares of Class B Common Stock Beneficially Owned		Percent of Class B Common Stock Beneficially Owned
Affiliates of Ares Management, L.P. (3)	907,350	58.26%	1,130,400	(4)	72.58%

CPP Investment Board (USRE) Inc. (5)	907,350	58.26%	684,300		43.94%

Norman Axelrod (6)	—	—	—		—

Nora Aufreiter (6)	—	—	—		—

Phillip Bourguignon (6)	—	—	—		—

David Kaplan (7)	—	—	—		—

Adam Stein (7)	—	—	—		—

Scott Nishi (8)	—	—	—		—

Shane Feeney (8)	—	—	—		—

Adam Brotman (9)	—	—	—		—

Karen W. Katz (10)	29,506	1.86%	29,506		1.86%

Donald T. Grimes	—	—	—		—

James J. Gold (11)	12,252	0.78%	12,252		0.78%

John E. Koryl (12)	6,957	0.44%	6,957		0.44%

Joshua G. Schulman (13)	5,200	0.33%	5,200		0.33%

All current executive officers and directors as a group (20 persons) (6)	—	—	—		—

(1)	Except as otherwise noted, the address of each beneficial owner is c/o Neiman Marcus, 1618 Main Street, Dallas, Texas 75201.

(2)
Pursuant to the terms of the Stockholders Agreement, each of our Sponsors has the right to designate three members of the Parent Board and to jointly designate two independent members of the Parent Board, in each case for so long as they or their respective affiliates own at least 25% of the shares of Class A Common Stock that they owned as of the closing of the Acquisition. Each stockholder that is a party to the Stockholders Agreement has agreed to vote their shares of Parent's common stock in favor of such designees. The Stockholders Agreement also contains significant transfer restrictions and certain rights of first offer, tag-along rights, and drag-along rights. As a result, each of our Sponsors may be deemed to be the beneficial owner of the Class A Common Stock and Class B Common Stock directly owned by the other parties to the Stockholders Agreement, including the other Sponsor. While our Sponsors have shared beneficial ownership of the shares of Parent’s common stock directly owned by the other parties to the Stockholders Agreement, each of our Sponsors expressly disclaims beneficial ownership of the shares of Class A Common Stock and Class B Common Stock directly held by the other Sponsor, and, as a result, such shares have not been included in the table above for purposes of calculating the number of shares beneficially owned by affiliates of Ares Management, L.P. (Ares Management) or CPP Investment Board (USRE) Inc.
For additional detail regarding the Stockholders Agreement, see “Certain Relationships and Related Transactions, and Director Independence-Stockholders Agreement.”

(3)
Represents shares of Parent’s common stock held directly by Ares Corporate Opportunities Fund III, L.P. (ACOF III), Ares Corporate Opportunities Fund IV, L.P. (ACOF IV) and ACOF Mariposa Holdings LLC (ACOF Mariposa). The manager of ACOF III is ACOF Operating Manager III, LLC (ACOF Operating Manager III), and the sole member of ACOF Operating Manager III is Ares Management LLC (Ares Management LLC). The manager of ACOF IV is ACOF Operating Manager IV, LLC (ACOF Operating Manager IV), and the sole member of ACOF Operating Manager IV is Ares Management LLC. The manager of ACOF Mariposa is ACOF IV.

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

(10)
Consists of 29,506 shares of Class A Common Stock and Class B Common Stock issuable to Ms. Katz upon the exercise of options which are currently exercisable or which will become exercisable within 60 days of September 15, 2015.

(11)
Consists of 12,252 shares of Class A Common Stock and Class B Common Stock issuable to Mr. Gold upon the exercise of options which are currently exercisable or which will become exercisable within 60 days of September 15, 2015.

(12)
Consists of 6,957 shares of Class A Common Stock and Class B Common Stock issuable to Mr. Koryl upon the exercise of options which are currently exercisable or which will become exercisable within 60 days of September 15, 2015.

(13)
Consists of 5,200 shares of Class A Common Stock and Class B Common Stock issuable to Mr. Schulman upon the exercise of options which are currently exercisable or which will become exercisable within 60 days of September 15, 2015.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Stockholders Agreement

Upon completion of the Acquisition, Parent entered into the Stockholders Agreement, dated as of October 25, 2013, among Parent and each of its stockholders (the Stockholders Agreement). Pursuant to the terms of the Stockholders Agreement, each of our Sponsors has the right to designate three members of the Parent Board and to jointly designate two independent members of the Parent Board, in each case for so long as they or their respective affiliates own at least 25% of the shares of Class A Common Stock that they owned as of the closing of the Acquisition. The Stockholders Agreement also provides for the election of thethen current chief executive officer of Parent to the Parent Board and, to the extent permitted by applicable laws and regulations and subject to certain exceptions, for equal representation on the boards of directors of our subsidiaries with respect to directors designated by our Sponsors and the appointment of at least one of the directors designated by each Sponsor to each committee of the Parent Board.
In addition, certain significant corporate actions require either (i) the approval of a majority of directors on the Parent Board, including at least one director designated by each of our Sponsors, or (ii) the approval of our Sponsors, in each case subject to the requirement that the applicable Sponsor and its affiliates own at least 10% of the then outstanding shares of Class A Common Stock. These actions include the incurrence of additional indebtedness over $10 million in the aggregate outstanding at any time (subject to certain exceptions), the issuance or sale of any of our capital stock over $25 million in the aggregate (subject to certain exceptions), the sale, transfer or acquisition of any assets with a value of over $10 million outside the ordinary course of business, the declaration or payment of dividends (subject to certain exceptions), entering into any merger, reorganization or recapitalization (subject to certain exceptions), amendments to Parent’s charter or bylaws, approval of our annual budget and other similar actions.
The Stockholders Agreement also contains significant transfer restrictions and certain rights of first offer, tag‑along rights and drag‑along rights. In addition, the Stockholders Agreement contains registration rights that, among other things, require Parent to register common stock held by the stockholders who are parties to the Stockholders Agreement if Parent registers for sale, either for its own account or for the account of others, shares of its common stock, subject to certain exceptions.
Under the Stockholders Agreement, certain affiliate transactions, including certain affiliate transactions between us, on the one hand, and our Sponsors or any of their respective affiliates, on the other hand, require either the approval of (i) a majority of disinterested directors or (ii) the holders of a majority of the shares of Class A Common Stock held by certain institutional stockholders who are parties to the Stockholders Agreement.
Management Services Agreements

Upon completion of the Acquisition, NMG and Parent entered into management services agreements, dated as of October 25, 2013, among NMG, Parent and affiliates of our Sponsors (the Management Services Agreements). Under each of the Management Services Agreements, affiliates of our Sponsors provide NMG and Parent with certain management and financial services. In exchange for such services, NMG and Parent have agreed to reimburse affiliates of our Sponsors for certain expenses and provide customary indemnification. For fiscal year 2015, $340,434 was reimbursed to affiliates of Ares and $60,149 was reimbursed to affiliates of CPPIB.

Senior Secured Term Loan Facilities
Upon the closing of the Acquisition, we entered into the Senior Secured Term Loan Facility, under which various funds affiliated with Ares, one of our Sponsors, are lenders. As of August 1, 2015, these affiliated funds had term loans in the amount of $76.4 million. In fiscal year 2015, an aggregate of $1.0 million in principal and $4.4 million in interest was paid to affiliates of Ares in respect of amounts borrowed under the Senior Secured Term Loan Facility, the largest amount of principal on terms loans held by affiliates of Ares during this period was $105.0 million and interest on these borrowings accrued at a weighted average rate of 4.25% per year. As of August 1, 2015, borrowings under the Senior Secured Term Loan Facility accrued interest at a rate of 4.25% per year.
Director Independence
Though not formally considered by the Parent Board because we are not a listed issuer, we have evaluated the independence of the members of the Parent Board using the independence standards of the New York Stock Exchange. We believe that Ms. Aufreiter and Messrs. Axelrod, Bourguignon, Kaplan, Stein, Nishi, Feeney and Brotman are independent directors within the meaning of the listing standards of the New York Stock Exchange.
Indemnification of Officers, Directors and Our Sole Member
Parent’s certificate of incorporation and bylaws provide that Parent will indemnify each of its directors and officers to the fullest extent permitted by Delaware law. Our operating agreement also contains similar provisions relating to our executive officers and Holdings, our sole member. In addition, Parent’s certificate of incorporation and bylaws contain provisions limiting our directors’ obligations in respect of corporate opportunities.
Purchases of Products in the Ordinary Course of Business
Certain of our related persons may, either directly or through their respective affiliates, enter into commercial transactions with us from time to time in the ordinary course of business, primarily for the purchase of merchandise. We believe that none of the transactions with such persons is significant enough to be considered material to such persons or to us.
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

Principal Accounting Fees and Services

Audit Fees.  The aggregate fees billed for the audits of the Company’s annual financial statements for the fiscal years ended August 1, 2015 and August 2, 2014 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q were $2,000,000 and $2,321,000, respectively.

Audit-Related Fees.  The aggregate fees billed for audit-related services for the fiscal years ended August 1, 2015 and August 2, 2014 were $265,000 per year. These fees related to accounting research and consultation services.

Tax Fees.  The aggregate fees billed for tax services for the fiscal years ended August 1, 2015 and August 2, 2014 were $504,000 and $874,000, respectively. These fees are related to tax compliance and planning.

All Other Fees.  The aggregate fees billed for all other services not included above for the fiscal years ended August 1, 2015 and August 2, 2014 totaled approximately $208,000 and $404,000, respectively.  These fees primarily related to permitted advisory services.

The Audit Committee has considered and concluded that the provision of permissible non-audit services is compatible with maintaining our independent registered public accounting firm’s independence.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report.

1.	Financial Statements

The list of financial statements required by this item is set forth in Item 8.

2.	Index to Financial Statement Schedules

Page Number
Reports of Independent Registered Public Accounting Firm	F-3
Schedule II—Valuation and Qualifying Accounts and Reserves	102

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

3.                                     Exhibits

Note Regarding Corporate Names

Exhibit titles and references to previous filings below refer to entities by their historical names at the time the documents filed in the respective exhibits were created or filed, as applicable.  In some cases, entities’ names have subsequently changed:

•	Newton Acquisition, Inc. was renamed Neiman Marcus, Inc. in February 2006;

•	Newton Acquisition Merger Sub, Inc. merged with and into The Neiman Marcus Group, Inc. in October 2005, with The Neiman Marcus Group, Inc. continuing as the surviving corporation;

•	Neiman Marcus, Inc. was renamed Neiman Marcus Group LTD Inc. on August 28, 2013;

•	Neiman Marcus Group LTD Inc. was renamed Neiman Marcus Group LTD LLC on October 28, 2013;

•	The Neiman Marcus Group, Inc. was renamed The Neiman Marcus Group LLC on October 28, 2013; and

•	NM Mariposa Holdings, Inc. was renamed Neiman Marcus Group, Inc. on May 29, 2015.

Exhibit		Method of Filing
3.1	Certificate of Formation of the Company, dated as of October 28, 2013.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2013.

3.2	Amended and Restated Limited Liability Company Agreement of the Company, dated as of October 28, 2013.	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 29, 2013.

4.1	Senior Cash Pay Notes Indenture, dated as of October 21, 2013, between Mariposa Merger Sub LLC, Mariposa Borrower, Inc. and U.S. Bank National Association, as trustee.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 29, 2013.

4.2	Senior PIK Toggle Notes Indenture, dated as of October 21, 2013, between Mariposa Merger Sub LLC, Mariposa Borrower, Inc. and U.S. Bank National Association, as trustee.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 29, 2013.

4.3	Indenture, dated as of May 27, 1998, between The Neiman Marcus Group, Inc. and The Bank of New York, as trustee.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

4.4	Form of 7.125% Senior Debentures Due 2028, dated May 27, 1998.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

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
Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 29, 2013.

10.4
First Incremental Amendment to Revolving Credit Agreement, dated October 10, 2014, among Neiman Marcus Group LTD LLC as Borrower, Mariposa Intermediate Holdings LLC, the co-borrowers and subsidiary loan parties party thereto, each of the banks and other financial institutions party thereto as lenders and Deutsche Bank AG New York Branch, as administrative agent and collateral agent.
Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 16, 2014.

10.5	Employment Agreement, dated as of October 25, 2013, by and among The Neiman Marcus Group LLC, the Company and Karen Katz.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 29, 2013.

10.6	Amended & Restated Employment Agreement, effective as of June 15, 2015, between The Neiman Marcus Group LLC, the Company and James E. Skinner.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on June 3, 2015.

10.7	Employment Agreement between The Neiman Marcus Group LLC and Donald T. Grimes effective as of June 15, 2015.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on June 3, 2015.

10.8	Amended and Restated Employment Agreement between The Neiman Marcus Group LLC and James E. Skinner effective as of June 15, 2015.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on June 3, 2015.

10.9	Employment Agreement, dated as of October 25, 2013, by and among The Neiman Marcus Group LLC, the Company and James J. Gold.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 29, 2013.

10.10	NM Mariposa Holdings, Inc. Management Equity Incentive Plan dated October 25, 2013.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 29, 2013.

10.11	Form of NM Mariposa Holdings, Inc. Co-Invest Options Non-Qualified Stock Option Agreement pursuant to the NM Mariposa Holdings, Inc. Management Equity Incentive Plan.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 29, 2013.

10.12	Form of NM Mariposa Holdings, Inc. Time-Vested Option Non-Qualified Stock Option Agreement pursuant to the NM Mariposa Holdings, Inc. Management Equity Incentive Plan.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 29, 2013.

10.13	Form of NM Mariposa Holdings, Inc. Performance-Vested Option Non-Qualified Stock Option Agreement pursuant to the NM Mariposa Holdings, Inc. Management Equity Incentive Plan.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 29, 2013.

10.14	Second Amended and Restated Credit Card Program Agreement, dated as of July 15, 2013, by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., and Capital One, National Association. (1)	Incorporated herein by reference to the Company’s Amendment No. 1 to the Form S-1 Registration Statement dated August 7, 2013.

10.15	Second Amended and Restated Servicing Agreement, dated as of July 15, 2013, between The Neiman Marcus Group, Inc. and Capital One, National Association. (1)	Incorporated herein by reference to the Company’s Amendment No. 1 to the Form S-1 Registration Statement dated August 7, 2013.

10.16	Form of Confidentiality, Non-Competition and Termination Benefits Agreement by and between The Neiman Marcus Group, Inc. and certain eligible key employees.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2010.

10.17
Form of Amendment to the Confidentiality, Non-Competition and Termination Benefits Agreement effective as of January 1, 2009 by and between The Neiman Marcus Group, Inc., a Delaware corporation, and certain eligible key employees.
Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.18	The Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan amended and restated effective January 1, 2008.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 26, 2008.

10.19	Amendment No. 1 effective as of January 1, 2009 to The Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.20	The Neiman Marcus Group, Inc. Supplemental Executive Retirement Plan as amended and restated effective January 1, 2009.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.21	The Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2008.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2008.

10.22	Amendment No. 1 effective January 1, 2009 to the Amended and Restated Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.23	Amendment No. 2 to the Amended and Restated Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan dated July 17, 2010.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

10.24	Amendment No. 1 to The Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan dated July 17, 2010.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

10.25	Management Services Agreement, dated October 25, 2013, by and among NM Mariposa Holdings, Inc., The Neiman Marcus Group, Inc. and ACOF Operating Manager III, LLC.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2014.

10.26	Management Services Agreement, dated October 25, 2013, by and among NM Mariposa Holdings, Inc., The Neiman Marcus Group, Inc. and ACOF Operating Manager IV, LLC.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2014.

10.27	Management Services Agreement, dated October 25, 2013, by and among NM Mariposa Holdings, Inc., The Neiman Marcus Group, Inc. and CPPIB Equity Investments Inc.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2014.

10.28	Director Services Agreement, dated January 29, 2014, by and between NM Mariposa Holdings, Inc. and Nora Aufreiter.	Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended February 1, 2014.

10.29	Director Services Agreement, dated April 30, 2014, by and between NM Mariposa Holdings, Inc. and Philippe Bourguignon.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2014.

10.30	Director Services Agreement, dated April 30, 2014, by and between NM Mariposa Holdings, Inc. and Adam Brotman.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2014.

12.1	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

14.1	The Neiman Marcus Group, Inc. Code of Ethics and Conduct.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2013.

14.2	The Neiman Marcus Group, Inc. Code of Ethics for Financial Professionals.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

21.1	Subsidiaries of the Company.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document	Furnished herewith electronically.

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith electronically.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith electronically.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith electronically.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith electronically.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith electronically.

(1)                                 Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Management’s Report on Internal Control Over Financial Reporting	F-2
Reports of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets as of August 1, 2015 and August 2, 2014	F-5
Consolidated Statements of Operations for the Fiscal Year Ended August 1, 2015, Thirty-nine Weeks Ended August 2, 2014, Thirteen Weeks Ended November 2, 2013 (Predecessor) and Fiscal Year Ended August 3, 2013 (Predecessor)
F-6
Consolidated Statements of Comprehensive Earnings (Loss) for the Fiscal Year Ended August 1, 2015, Thirty-nine Weeks Ended August 2, 2014, Thirteen Weeks Ended November 2, 2013 (Predecessor) and Fiscal Year Ended August 3, 2013 (Predecessor)
F-7
Consolidated Statements of Cash Flows for the Fiscal Year Ended August 1, 2015, Acquisition and Thirty-nine Weeks Ended August 2, 2014, Thirteen Weeks Ended November 2, 2013 (Predecessor) and Fiscal Year Ended August 3, 2013 (Predecessor)
F-8
Consolidated Statements of Member Equity / Stockholders’ Equity for the Fiscal Year Ended August 1, 2015, Thirty-nine Weeks Ended August 2, 2014, Thirteen Weeks Ended November 2, 2013 (Predecessor) and Fiscal Year Ended August 3, 2013 (Predecessor)
F-9
Notes to Consolidated Financial Statements	F-11
Schedule II - Valuation and Qualifying Accounts and Reserves	102

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

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under our supervision and with the participation of other key members of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of August 1, 2015. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an unqualified attestation report on the effectiveness of our internal controls over financial reporting as of August 1, 2015.

KAREN W. KATZ
President and Chief Executive Officer

DONALD T. GRIMES
Executive Vice President, Chief Operating Officer and Chief Financial Officer

T. DALE STAPLETON
Senior Vice President and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of Neiman Marcus Group LTD LLC

We have audited the accompanying consolidated balance sheets of Neiman Marcus Group LTD LLC (the Company) as of August 1, 2015 (Successor) and August 2, 2014 (Successor), and the related (i) consolidated statements of operations and consolidated statements of comprehensive earnings (loss) for the fiscal year ended August 1, 2015 (Successor), thirty-nine weeks ended August 2, 2014 (Successor), thirteen weeks ended November 2, 2013 (Predecessor) and fiscal year ended August 3, 2013 (Predecessor), (ii) consolidated statements of cash flows for the fiscal year ended August 1, 2015 (Successor), Acquisition and thirty-nine weeks ended August 2, 2014 (Successor), thirteen weeks ended November 2, 2013 (Predecessor) and fiscal year ended August 3, 2013 (Predecessor), (iii) consolidated statements of member equity for the fiscal year ended August 1, 2015 (Successor) and thirty-nine weeks ended August 2, 2014 (Successor), and (iv) consolidated statements of stockholders’ equity for the thirteen weeks ended November 2, 2013 (Predecessor) and fiscal year ended August 3, 2013 (Predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neiman Marcus Group LTD LLC at August 1, 2015 (Successor) and August 2, 2014 (Successor), and the (i) consolidated results of its operations for the fiscal year ended August 1, 2015 (Successor), thirty-nine weeks ended August 2, 2014 (Successor), thirteen weeks ended November 2, 2013 (Predecessor) and fiscal year ended August 3, 2013 (Predecessor) and (ii) its cash flows for the fiscal year ended August 1, 2015 (Successor), Acquisition and thirty-nine weeks ended August 2, 2014 (Successor), thirteen weeks ended November 2, 2013 (Predecessor) and fiscal year ended August 3, 2013 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Neiman Marcus Group LTD LLC’s internal control over financial reporting as of August 1, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated September 22, 2015 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Dallas, Texas
September 22, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of Neiman Marcus Group LTD LLC

We have audited Neiman Marcus Group LTD LLC’s internal control over financial reporting as of August 1, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Neiman Marcus Group LTD LLC’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Neiman Marcus Group LTD LLC maintained, in all material respects, effective internal control over financial reporting as of August 1, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Neiman Marcus Group LTD LLC as of August 1, 2015 (Successor) and August 2, 2014 (Successor), and the related (i) consolidated statements of operations and consolidated statements of comprehensive earnings (loss) for the fiscal year ended August 1, 2015 (Successor), thirty-nine weeks ended August 2, 2014 (Successor), thirteen weeks ended November 2, 2013 (Predecessor) and fiscal year ended August 3, 2013 (Predecessor), (ii) consolidated statements of cash flows for the fiscal year ended August 1, 2015 (Successor), Acquisition and thirty-nine weeks ended August 2, 2014 (Successor), thirteen weeks ended November 2, 2013 (Predecessor) and fiscal year ended August 3, 2013 (Predecessor), (iii) consolidated statements of member equity for the fiscal year ended August 1, 2015 (Successor) and thirty-nine weeks ended August 2, 2014 (Successor), and (iv) consolidated statements of stockholders’ equity for the thirteen weeks ended November 2, 2013 (Predecessor) and fiscal year ended August 3, 2013 (Predecessor), and our report dated September 22, 2015, expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Dallas, Texas
September 22, 2015

NEIMAN MARCUS GROUP LTD LLC
CONSOLIDATED BALANCE SHEETS

	August 1, 2015	August 2, 2014
(in thousands, except units)	(Successor)	(Successor)
ASSETS
Current assets:
Cash and cash equivalents	$72,974	$196,476
Merchandise inventories	1,154,844	1,069,632
Deferred income taxes	30,714	39,049
Other current assets	126,169	104,617
Total current assets	1,384,701	1,409,774

Property and equipment, net	1,477,886	1,390,266
Favorable lease commitments, net	1,040,440	1,094,767
Other definite-lived intangible assets, net	521,275	587,519
Tradenames	2,036,847	1,970,698
Goodwill	2,272,483	2,148,627
Other assets	142,130	160,075
Total assets	$8,875,762	$8,761,726

LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$342,999	$375,085
Accrued liabilities	465,402	452,172
Current portion of long-term debt	29,426	29,426
Total current liabilities	837,827	856,683

Long-term liabilities:
Long-term debt	4,681,309	4,580,521
Deferred income taxes	1,471,091	1,540,076
Deferred real estate credits	45,772	4,460
Other long-term liabilities	426,019	347,392
Total long-term liabilities	6,624,191	6,472,449

Membership unit (1 unit issued and outstanding at August 1, 2015 and August 2, 2014)	—	—
Member capital	1,584,106	1,584,106
Accumulated other comprehensive loss	(51,228)	(17,429)
Accumulated deficit	(119,134)	(134,083)
Total member equity	1,413,744	1,432,594
Total liabilities and member equity	$8,875,762	$8,761,726

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal year ended	Thirty-nine weeks ended	Thirteen weeks ended	Fiscal year ended
	August 1, 2015	August 2, 2014	November 2, 2013	August 3, 2013
(in thousands)	(Successor)	(Successor)	(Predecessor)	(Predecessor)

Revenues	$5,095,087	$3,710,193	$1,129,138	$4,648,249
Cost of goods sold including buying and occupancy costs (excluding depreciation)	3,305,478	2,562,988	685,408	2,995,363
Selling, general and administrative expenses (excluding depreciation)	1,162,075	835,006	266,388	1,047,796
Income from credit card program	(52,769)	(40,672)	(14,653)	(53,373)
Depreciation expense	185,550	113,334	34,239	141,515
Amortization of intangible assets	82,953	108,052	7,251	29,559
Amortization of favorable lease commitments	54,327	40,574	4,469	17,877
Other expenses	39,474	82,080	113,900	23,125

Operating earnings	317,999	8,831	32,136	446,387

Interest expense, net	289,923	232,739	37,315	168,955

Earnings (loss) before income taxes	28,076	(223,908)	(5,179)	277,432

Income tax expense (benefit)	13,127	(89,825)	7,919	113,733

Net earnings (loss)	$14,949	$(134,083)	$(13,098)	$163,699

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Fiscal year ended	Thirty-nine weeks ended	Thirteen weeks ended	Fiscal year ended
	August 1, 2015	August 2, 2014	November 2, 2013	August 3, 2013
(in thousands)	(Successor)	(Successor)	(Predecessor)	(Predecessor)

Net earnings (loss)	$14,949	$(134,083)	$(13,098)	$163,699

Other comprehensive earnings (loss):
Foreign currency translation adjustments, net of tax	(16,886)	—	—	—
Change in unrealized loss on financial instruments, net of tax	(1,872)	(954)	610	(513)
Reclassification of realized loss on financial instruments to earnings, net of tax	—	—	224	2,106
Change in unrealized loss on unfunded benefit obligations, net of tax	(15,041)	(16,475)	490	39,670
Total other comprehensive earnings (loss)	(33,799)	(17,429)	1,324	41,263

Total comprehensive earnings (loss)	$(18,850)	$(151,512)	$(11,774)	$204,962

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended	Acquisition and Thirty-nine weeks ended	Thirteen weeks ended	Fiscal year ended
	August 1, 2015	August 2, 2014	November 2, 2013	August 3, 2013
(in thousands)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$14,949	$(134,083)	$(13,098)	$163,699
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	347,390	279,077	48,425	197,355
Loss on debt extinguishment	—	7,882	—	15,597
Deferred income taxes	(69,736)	(117,874)	(6,326)	(19,439)
Non-cash charges related to acquisitions	13,994	145,062	—	—
Other	2,791	8,544	6,525	18,758
	309,388	188,608	35,526	375,970
Changes in operating assets and liabilities, excluding net assets acquired:
Merchandise inventories	(52,641)	88,832	(142,417)	(79,022)
Other current assets	(17,314)	74,480	12,111	27,664
Other assets	(7,415)	2,554	(1,484)	2,495
Accounts payable and accrued liabilities	(45,756)	(57,638)	107,091	42,604
Deferred real estate credits	42,123	3,172	1,484	4,697
Payment of deferred compensation in connection with the Acquisition	—	(16,623)	—	—
Funding of defined benefit pension plan	—	—	—	(25,049)
Net cash provided by operating activities	228,385	283,385	12,311	349,359

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(270,468)	(138,007)	(35,959)	(146,505)
Acquisition of Neiman Marcus Group LTD LLC	—	(3,388,585)	—	—
Acquisition of MyTheresa	(181,727)	—	—	—
Investment in Asian e-commerce retailer	—	35,000	—	(10,000)
Net cash used for investing activities	(452,195)	(3,491,592)	(35,959)	(156,505)

CASH FLOWS - FINANCING ACTIVITIES
Borrowings under senior secured asset-based revolving credit facility	530,000	170,000	—	—
Repayment of borrowings under senior secured asset-based revolving credit facility	(400,000)	(170,000)	—	—
Borrowings under senior secured term loan facility	—	2,950,000	—	—
Repayment of borrowings under senior secured term loan facility	(29,427)	(22,089)	—	—
Borrowings under former senior secured asset-based revolving credit facility	—	—	130,000	100,000
Repayment of borrowings under former senior secured asset-based revolving credit facility	—	(145,000)	—	(185,000)
Borrowings under former senior secured term loan facility	—	—	—	500,000
Repayment of borrowings under former senior secured term loan facility	—	(2,433,096)	(126,904)	—
Repayment of borrowings under senior subordinated notes	—	—	—	(510,668)
Borrowings under cash pay notes	—	960,000	—	—
Borrowings under PIK toggle notes	—	600,000	—	—
Debt issuance costs paid	(265)	(178,606)	—	(9,763)
Cash equity contributions	—	1,557,350	—	—
Net cash provided by (used for) financing activities	100,308	3,288,559	3,096	(105,431)

CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	(123,502)	80,352	(20,552)	87,423
Beginning balance	196,476	116,124	136,676	49,253
Ending balance	$72,974	$196,476	$116,124	$136,676

Supplemental Schedule of Cash Flow Information
Cash paid (received) during the period for:
Interest	$267,368	$159,335	$40,789	$153,131
Income taxes	$85,203	$(6,769)	$7,544	$111,085
Non-cash activities:
Equity contribution from management	$—	$26,756	$—	$—
Contingent earn-out obligation incurred in connection with acquisition of MyTheresa	$50,043	$—	$—	$—
See Notes to Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive earnings (loss)	Retained earnings (deficit)	Total stockholders’ equity
Predecessor:
Balance at July 28, 2012	$10	$995,300	$(148,792)	$(230,975)	$615,543
Stock-based compensation expense	—	9,710	—	—	9,710
Stock option exercises and other	—	823	—	—	823
Comprehensive earnings:
Net earnings	—	—	—	163,699	163,699
Adjustments for fluctuations in fair market value of financial instruments, net of tax of $333	—	—	(513)	—	(513)
Reclassification to earnings, net of tax of ($1,369)	—	—	2,106	—	2,106
Change in unfunded benefit obligations, net of tax of ($25,792)	—	—	39,670	—	39,670
Total comprehensive earnings					204,962
Balance at August 3, 2013	10	1,005,833	(107,529)	(67,276)	831,038
Stock-based compensation expense	—	2,548	—	—	2,548
Stock option exercises and other	—	125	—	—	125
Comprehensive loss:
Net loss	—	—	—	(13,098)	(13,098)
Adjustments for fluctuations in fair market value of financial instruments, net of tax of ($396)	—	—	610	—	610
Reclassification to earnings, net of tax of ($145)	—	—	224	—	224
Change in unfunded benefit obligations, net of tax of ($319)	—	—	490	—	490
Total comprehensive loss					(11,774)
Balance at November 2, 2013	$10	$1,008,506	$(106,205)	$(80,374)	$821,937

NEIMAN MARCUS GROUP LTD LLC
CONSOLIDATED STATEMENTS OF MEMBER EQUITY

(in thousands)	Member capital	Accumulated other comprehensive loss	Retained earnings (deficit)	Total member equity
Successor:
Equity contributions	$1,584,106	$—	$—	$1,584,106
Comprehensive loss:
Net loss	—	—	(134,083)	(134,083)
Adjustments for fluctuations in fair market value of financial instruments, net of tax of $616	—	(954)	—	(954)
Change in unfunded benefit obligations, net of tax of $10,623	—	(16,475)	—	(16,475)
Total comprehensive loss				(151,512)
Balance at August 2, 2014	1,584,106	(17,429)	(134,083)	1,432,594
Comprehensive loss:
Net earnings	—	—	14,949	14,949
Foreign currency translation adjustments, net of tax of $5,024	—	(16,886)	—	(16,886)
Adjustments for fluctuations in fair market value of financial instruments, net of tax of $1,204	—	(1,872)	—	(1,872)
Change in unfunded benefit obligations, net of tax of $9,696	—	(15,041)	—	(15,041)
Total comprehensive loss				(18,850)
Balance at August 1, 2015	$1,584,106	$(51,228)	$(119,134)	$1,413,744

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

On October 25, 2013, the Company merged with and into Mariposa Merger Sub LLC (Mariposa) pursuant to an Agreement and Plan of Merger, dated September 9, 2013, by and among Neiman Marcus Group, Inc. (f/k/a NM Mariposa Holdings, Inc.) (Parent), Mariposa and the Company, with the Company surviving the merger (the Acquisition).  As a result of the Acquisition and the Conversion (as defined below), the Company is now a direct subsidiary of Mariposa Intermediate Holdings LLC (Holdings), which in turn is a direct subsidiary of Parent. Parent is owned by entities affiliated with Ares Management, L.P. and Canada Pension Plan Investment Board (together, the Sponsors) and certain co-investors. Previously, the Company was a subsidiary of Newton Holding, LLC, which was controlled by investment funds affiliated with TPG Global, LLC (collectively with its affiliates, TPG) and Warburg Pincus LLC (together with TPG, the Former Sponsors).  On October 28, 2013, the Company and NMG (as defined below) each converted from a Delaware corporation to a Delaware limited liability company (the Conversion).

The Company’s operations are conducted through its direct wholly owned subsidiary, The Neiman Marcus Group LLC (NMG).

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. The operations of MyTheresa are conducted primarily through the mytheresa.com global luxury website.

The accompanying Consolidated Financial Statements are presented as “Predecessor” or “Successor” to indicate whether they relate to the period preceding the Acquisition or the period succeeding the Acquisition, respectively.  All significant intercompany accounts and transactions have been eliminated.

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  This resulted in an extra week in fiscal year 2013 (the 53rd week). All references to (i) fiscal year 2015 relate to the fifty-two weeks ended August 1, 2015 of the Successor, (ii) fiscal year 2014 relate to the fifty-two weeks ended August 2, 2014 (consisting of the thirty-nine weeks ended August 2, 2014 of the Successor and the thirteen weeks ended November 2, 2013 of the Predecessor) and (iii) fiscal year 2013 relate to the fifty-three weeks ended August 3, 2013 of the Predecessor.

Certain prior period balances have been reclassified to conform to the current period presentation.

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

We are required to make estimates and assumptions about future events in preparing our financial statements in conformity with generally accepted accounting principles. These estimates and assumptions affect the amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the accompanying Consolidated Financial Statements.

While we believe that our past estimates and assumptions have been materially accurate, the amounts currently estimated are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and assumptions on an ongoing basis and predicate those estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. We make adjustments to our estimates and assumptions when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates and assumptions used in preparing the accompanying Consolidated Financial Statements.

Purchase Accounting.  We account for acquisitions in accordance with the provisions of Accounting Standards Codification Topic 805, Business Combinations, whereby the purchase price paid to effect the acquisitions was allocated to state the acquired assets and liabilities at fair value.  The Acquisition and the allocation of the purchase price were recorded for accounting purposes as of November 2, 2013, the end of our first quarter of fiscal year 2014.  The MyTheresa acquisition and the allocation of the purchase price were recorded for accounting purposes as of November 1, 2014, the end of our first quarter of fiscal year 2015. In connection with the allocations of the purchase price, we made estimates of the fair values of our long-lived and intangible assets based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information, and in some cases, valuation results from independent valuation specialists, which resulted in increases in the carrying value of our property and equipment and inventory, the revaluation of intangible assets for our tradenames, customer lists and favorable lease commitments, the revaluation of our long-term benefit plan obligations and, with respect to the MyTheresa acquisition, the recording of our contingent earn-out obligation at estimated fair value, among other things.

 Cash and Cash Equivalents.  Cash and cash equivalents primarily consist of cash on hand in our stores, deposits with banks and overnight investments with banks and financial institutions. Cash equivalents are stated at cost, which approximates fair value. Our cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable includes outstanding checks not yet presented for payment of $57.3 million at August 1, 2015 and $45.6 million at August 2, 2014.

Merchandise Inventories and Cost of Goods Sold.  We utilize the retail inventory method of accounting.  Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio, for various groupings of similar items, to the retail value of our inventories.  The cost of the inventory reflected on the Consolidated Financial Statements is decreased by charges to cost of goods sold at average cost and the retail value of the inventory is lowered through the use of markdowns.  Earnings are negatively impacted when merchandise is marked down.  As we adjust the retail value of our inventories through the use of markdowns to reflect market conditions, our merchandise inventories are stated at the lower of cost or market.

The areas requiring significant management judgment related to the valuation of our inventories include (i) setting the original retail value for the merchandise held for sale, (ii) recognizing merchandise for which the customer’s perception of value has declined and appropriately marking the retail value of the merchandise down to the perceived value and (iii) estimating the shrinkage that has occurred between physical inventory counts. These judgments and estimates, coupled with the averaging processes within the retail method can, under certain circumstances, produce varying financial results. Factors that can lead to different financial results include (i) determination of original retail values for merchandise held for sale, (ii) identification of declines in perceived value of inventories and processing the appropriate retail value markdowns and (iii) overly optimistic or conservative estimation of shrinkage. In prior years, we have not made material changes to our estimates of shrinkage or markdown requirements on inventories held as of the end of our fiscal years.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise. These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold. The amounts of vendor allowances we receive fluctuate based on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during fiscal years 2015, 2014 or 2013. We received vendor allowances of $94.8 million in fiscal year 2015, $88.5 million for the thirty-nine weeks ended August 2, 2014, $5.0 million for the thirteen weeks ended November 2, 2013 and $90.2 million in fiscal year 2013.

We obtain certain merchandise, primarily precious jewelry, on a consignment basis to expand our product assortment. Consignment merchandise held by us with a cost basis of $399.0 million at August 1, 2015 and $376.8 million at August 2, 2014 is not reflected in our Consolidated Balance Sheets.

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

Subsequent to the Acquisition and the MyTheresa acquisition, Successor definite-lived intangible assets, which primarily consist of customer lists, are amortized using accelerated methods which reflect the pattern in which we receive the economic benefit of the asset, currently estimated at six to 16 years (weighted average life of 13 years from the respective acquisition dates). Successor favorable lease commitments are amortized straight-line over the remaining lives of the leases, ranging from two to 55 years (weighted average life of 30 years from the acquisition dates). Total amortization of all intangible assets recorded in connection with acquisitions for the next five fiscal years is currently estimated as follows (in thousands):

2016	$111,681
2017	105,701
2018	99,755
2019	96,631
2020	89,970

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

The assessment of the recoverability of the goodwill associated with our Neiman Marcus, Bergdorf Goodman, Last Call and MyTheresa reporting units involves a two-step process.  The first step requires the comparison of the estimated enterprise fair value of each of our reporting units to its recorded carrying value.  We estimate the enterprise fair value based on discounted cash flow techniques (Level 3 determination of fair value).  If the recorded carrying value of a reporting unit were to exceed its estimated enterprise fair value in the first step, a second step would be performed in which we would allocate the enterprise fair value to the fair value of the reporting unit’s net assets.  The second step of the impairment testing process would require, among other things, the estimation of the fair values of substantially all of our tangible and intangible assets.  Any enterprise fair value in excess of amounts allocated to such net assets would represent the implied fair value of goodwill for that reporting unit.  If the recorded goodwill balance for a reporting unit were to exceed the implied fair value of goodwill, an impairment charge would be recorded to write goodwill down to its fair value.

The impairment testing process related to our indefinite-lived intangible assets is subject to inherent uncertainties and subjectivity.  The use of different assumptions, estimates or judgments with respect to the estimation of the projected future cash flows and the determination of the discount rate used to reduce such projected future cash flows to their net present value could materially increase or decrease any related impairment charge.  We believe our estimates are appropriate based upon current market conditions and the best information available at the assessment date.  However, future impairment charges could be required if we do not achieve our current revenue and profitability projections or the weighted average cost of capital increases. No impairment charges related to our tradenames and goodwill were recorded in fiscal years 2015, 2014 or 2013.

Leases.  We lease certain retail stores and office facilities. Stores we own are often subject to ground leases.  The terms of our real estate leases, including renewal options, range from three to 130 years.  Most leases provide for monthly fixed minimum rentals or contingent rentals based upon sales in excess of stated amounts and normally require us to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs.  For leases that contain predetermined, fixed calculations of minimum rentals, we recognize rent expense on a straight-line basis over the lease term.  We recognize contingent rent expenses when it is probable that the sales thresholds will be reached during the year.

 We receive allowances from developers related to the construction of our stores.  We record these allowances as deferred real estate credits, which we recognize as a reduction of rent expense on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased asset.  We received construction allowances aggregating $34.7 million in fiscal year 2015, $5.7 million for the thirty-nine weeks ended August 2, 2014, none for the thirteen weeks ended November 2, 2013 and $7.2 million in fiscal year 2013.

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

Significant assumptions related to the calculation of our obligations include the discount rates used to calculate the present value of benefit obligations to be paid in the future, the expected long-term rate of return on assets held by the Pension Plan and the health care cost trend rate for the Postretirement Plan, as more fully described in Note 11 of the Notes to Consolidated Financial Statements.  We review these assumptions annually based upon currently available information, including information provided by our actuaries.

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

Delivery and processing revenues were $50.1 million in fiscal year 2015, $38.0 million for the thirty-nine weeks ended August 2, 2014, $14.8 million for the thirteen weeks ended November 2, 2013 and $75.1 million in fiscal year 2013.

Revenues are reduced when customers return goods previously purchased. We maintain reserves for anticipated sales returns primarily based on our historical trends related to returns by our customers. Our reserves for anticipated sales returns were $44.0 million at August 1, 2015 and $38.9 million at August 2, 2014.

Between 2005 and 2014, we created and maintained e‑commerce websites pursuant to contractual arrangements with certain designers. Pursuant to these arrangements, we purchased and maintained inventory from such designers that was showcased on their respective websites and bore all responsibilities related to the fulfillment of goods purchased on such websites. All of these contractual arrangements expired by the end of the first quarter of fiscal year 2015 and were not renewed. Revenues generated from the operation of the designer websites were $4.7 million in fiscal year 2015, $70.0 million for the thirty‑nine weeks ended August 2, 2014, $13.5 million for the thirteen weeks ended November 2, 2013 and $66.5 million in fiscal year 2013.

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

We receive allowances from certain merchandise vendors in connection with compensation programs for employees who sell the vendors’ merchandise. These allowances are netted against the related compensation expenses that we incur. Amounts received from vendors related to compensation programs were $76.4 million in fiscal year 2015, $55.4 million for the thirty-nine weeks ended August 2, 2014, $18.5 million for the thirteen weeks ended November 2, 2013 and $72.2 million in fiscal year 2013.

Consistent with industry practice, we receive advertising allowances from certain of our merchandise vendors. Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media.  Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned.  Advertising allowances were approximately $55.0 million in fiscal year 2015, $31.4 million for the thirty-nine weeks ended August 2, 2014, $20.0 million for the thirteen weeks ended November 2, 2013 and $55.0 million in fiscal year 2013.

We incur costs to advertise and promote the merchandise assortment offered through our store and online operations.  We expense advertising costs for print media costs and promotional materials mailed to our customers at the time of mailing to the customer.  We amortize the costs of print catalogs during the periods we expect to generate revenues from such catalogs, generally three to six months. We expense the costs incurred to produce the photographic content on our websites, as well as website design and web marketing costs, as incurred.  Net marketing and advertising expenses were $165.7 million in fiscal year 2015, $109.7 million for the thirty-nine weeks ended August 2, 2014, $34.6 million for the thirteen weeks ended November 2, 2013 and $126.9 million in fiscal year 2013.

Stock Compensation.  At the date of grant, the stock option exercise price equals or exceeds the fair market value of Parent's common stock.  Because Parent is privately held and there is no public market for its common stock, the fair market value of Parent's common stock is determined by the Board of Directors of Parent (the Parent Board) or the Compensation Committee, as applicable, at the time option grants are awarded.  The estimation of the fair market value of Parent's common stock utilizes both discounted cash flow techniques and the review of market data and involves assumptions regarding a number of complex and subjective variables. Significant inputs to the common stock valuation model include:

•	future revenue, cash flow and/or profitability projections;

•	growth assumptions for future revenues as well as future gross margin rates, expense rates, capital expenditures and other estimates;

•	rates, based on our estimated weighted average cost of capital, used to discount the estimated cash flow projections to their present value (or estimated fair value);

•	recent transactions and valuation multiples for publicly held companies deemed similar to Parent;

•	economic conditions and other factors deemed material to the valuation process; and

•	valuations of Parent performed by third parties.

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

Gift Cards.  The gift cards sold to our customers have no stated expiration dates and, in some cases, are subject to actual and/or potential escheatment rights in various of the jurisdictions in which we operate.  Unredeemed gift cards were $43.0 million at August 1, 2015 and $43.1 million at August 2, 2014.

We recognized gift card breakage of $1.4 million in fiscal year 2015, $1.3 million for the thirty-nine weeks ended August 2, 2014, $0.3 million for the thirteen weeks ended November 2, 2013 and $1.9 million in fiscal year 2013 as a component of revenues.

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

Foreign Currency. We translate the assets and liabilities denominated in a foreign currency into U.S. dollars using the exchange rate in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars using weighted average exchange rates during the year. We record these translation adjustments as a component of accumulated other comprehensive loss on the Consolidated Balance Sheets.

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

This new guidance is effective for us no earlier than the first quarter of fiscal year 2019 using one of two retrospective application methods. We are currently evaluating which application method to adopt and the impact of adopting this new accounting guidance on our Consolidated Financial Statements.

We do not expect that any other recently issued accounting pronouncements will have a material impact on our Consolidated Financial Statements.

NOTE 2. THE ACQUISITION

The Acquisition was completed on October 25, 2013 and was financed by:

•	borrowings of $75.0 million under the senior secured asset-based revolving credit facility (as amended, the Asset-Based Revolving Credit Facility);

•
borrowings of $2,950.0 million under the senior secured term loan facility (as amended, the Senior Secured Term Loan Facility and, together with the Asset-Based Revolving Credit Facility, the Senior Secured Credit Facilities);

•	issuance of $960.0 million aggregate principal amount of 8.00% senior cash pay notes due 2021 (the Cash Pay Notes);

•	issuance of $600.0 million aggregate principal amount of 8.75%/9.50% senior PIK toggle notes due 2021 (the PIK Toggle Notes); and

•	$1,584.1 million of equity investments from Parent funded by direct and indirect equity investments from the Sponsors, certain co-investors and management.
The Acquisition occurred simultaneously with:

•	the closing of the financing transactions and equity investments described previously;

•	the termination of the former $700.0 million senior secured asset-based revolving credit facility (the Former Asset-Based Revolving Credit Facility); and

•
the termination of the former $2,560.0 million senior secured term loan facility (the Former Senior Secured Term Loan Facility and, together with the Former Asset-Based Revolving Credit Facility, the Former Senior Secured Credit Facilities).

We accounted for the Acquisition in accordance with the provisions of FASB Accounting Standards Codification Topic 805, Business Combinations, whereby the purchase price paid to effect the Acquisition was allocated to state the acquired assets and liabilities at fair value.

In connection with the allocation of the purchase price, we made estimates of the fair values of our long-lived and intangible assets based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information, and in some cases, valuation results from independent valuation specialists.  As of August 2, 2014, we recorded purchase accounting adjustments to increase the carrying value of our property and equipment and inventory, to revalue intangible assets for our tradenames, customer lists and favorable lease commitments and to revalue our long-term benefit plan obligations, among other things. The purchase price was allocated as follows (in millions):

Consideration payable to former equity holders (including $26.8 million management rollover)		$3,382.7
Capitalized transaction costs		32.7
Total consideration paid to effect the Acquisition		3,415.4

Net assets acquired at historical cost		821.9

Adjustments to state acquired assets at fair value:
(1) Increase carrying value of merchandise inventories	$129.6
(2) Increase carrying value of property and equipment	457.7
(3) Revalue intangible assets:
Tradenames	739.3
Other definite-lived intangible assets, primarily customer lists	492.1
Favorable lease commitments	799.8
(4) Change in carrying values of other assets and liabilities	(67.0)
(5) Write-off of historical deferred lease credits	102.3
(6) Write-off of historical debt issuance costs	(31.3)
(7) Write-off of historical goodwill	(1,263.4)
(8) Settlement of unvested Predecessor stock options (Note 14)	51.5
(9) Tax impact of valuation adjustments and other tax benefits	(965.7)
Total adjustments to state acquired assets at fair value		444.9
Net assets acquired at fair value		1,266.8

Excess purchase price related to the Acquisition recorded as goodwill		$2,148.6

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

Pro forma adjustments for fiscal year 2014 consist primarily of (i) the reversal of $162.7 million of transaction costs incurred in connection with the Acquisition, (ii) the reversal of the historical non-cash charges of $129.6 million to cost of goods sold related to the sale of our acquired inventories that were valued at their fair values as of the Acquisition date and (iii) reductions in depreciation and amortization charges aggregating $26.5 million, partially offset by (iv) interest expense of $29.8 million.

Pro forma adjustments for fiscal year 2013 consist primarily of (i) depreciation and amortization charges aggregating $159.8 million, (ii) interest expense of $130.9 million and (iii) non-cash charges of $129.6 million to cost of goods sold related to the step-up in carrying value of our inventories as of the Acquisition date.

NOTE 3. MYTHERESA ACQUISITION

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. The operations of MyTheresa are conducted primarily through the mytheresa.com global luxury website. As of the time of the acquisition, the annual revenues of MyTheresa were approximately $130 million. The purchase price paid to acquire MyTheresa, net of cash acquired, was $181.7 million, which was financed through a combination of cash and debt. In addition, the MyTheresa purchase agreement contains contingent earn-out payments of up to €27.5 million per year for operating performance for each of calendar years 2015 and 2016. Acquired intangible assets and the contingent earn-out obligation at fair value are as follows:

(in millions)	Acquisition Fair Value

Customer lists	$18.8
Tradenames	74.8
Goodwill	140.0
Contingent earn-out obligation	50.0

MyTheresa results of operations are included in our consolidated results of operations effective as of the beginning of the second quarter of fiscal year 2015.

NOTE 4. FAIR VALUE MEASUREMENTS

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

The following table shows the Company’s financial assets that are required to be measured at fair value on a recurring basis in our Consolidated Balance Sheets:

	Fair Value Hierarchy	August 1, 2015	August 2, 2014
(in thousands)		(Successor)	(Successor)
Other long-term assets:
Interest rate caps	Level 2	$21	$1,132

Other long-term liabilities:
Contingent earn-out obligation	Level 3	$51,251	$—

The fair value of the interest rate caps are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves.  In addition, the fair value of the interest rate caps includes consideration of the counterparty’s non-performance risk.

The fair value of the contingent earn-out obligation incurred in connection with the acquisition of MyTheresa was estimated as of the acquisition date using a valuation model that measured the present value of the probable cash payments based upon the forecasted operating performance of MyTheresa and a discount rate that captures the risk associated with the obligation. We update our assumptions based on new developments and adjust the carrying value of the obligation to its estimated fair value at each reporting date.

The carrying values of cash and cash equivalents, credit card receivables and accounts payable approximate fair value due to their short-term nature.  We determine the fair value of our long-term debt on a non-recurring basis, which results are summarized as follows:

		August 1, 2015 (Successor)		August 2, 2014 (Successor)
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Asset-Based Revolving Credit Facility	Level 2	$130,000	$130,000	$—	$—
Senior Secured Term Loan Facility	Level 2	2,898,485	2,887,616	2,927,912	2,907,797
Cash Pay Notes	Level 2	960,000	1,021,200	960,000	994,800
PIK Toggle Notes	Level 2	600,000	639,120	600,000	633,000
2028 Debentures	Level 2	122,250	124,531	122,035	127,500

We estimated the fair value of long-term debt using (i) prevailing market rates for debt of similar remaining maturities and credit risk for our Senior Secured Credit Facilities and (ii) quoted market prices of the same or similar issues for the Cash Pay Notes, the PIK Toggle Notes and the $125.0 million aggregate principal amount of 7.125% Debentures due 2028 (the 2028 Debentures and, together with the Cash Pay Notes and the PIK Toggle Notes, the Notes).

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

NOTE 5.  PROPERTY AND EQUIPMENT, NET

The significant components of our property and equipment, net are as follows:

	August 1, 2015	August 2, 2014
(in thousands)	(Successor)	(Successor)

Land, buildings and improvements	$1,126,848	$1,047,556
Fixtures and equipment	516,463	373,033
Construction in progress	131,966	83,395
	1,775,277	1,503,984
Less: accumulated depreciation and amortization	297,391	113,718
Property and equipment, net	$1,477,886	$1,390,266

NOTE 6.  GOODWILL AND INTANGIBLE ASSETS, NET

The significant components of our intangible assets and goodwill are as follows:

(in thousands)	Favorable Lease Commitments	Other Definite-lived Intangible Assets	Tradenames	Goodwill

Predecessor:
Balance at August 3, 2013	$340,053	$210,690	$1,231,405	$1,263,433
Amortization	(4,469)	(7,251)	—	—
Balance at November 2, 2013	$335,584	$203,439	$1,231,405	$1,263,433

Successor:
Balance at November 2, 2013	$1,135,341	$695,571	$1,970,698	$2,148,627
Amortization	(40,574)	(108,052)	—	—
Balance at August 2, 2014	1,094,767	587,519	1,970,698	2,148,627
Additions	—	18,751	74,754	139,968
Amortization	(54,327)	(82,953)	—	—
Foreign currency translation adjustment	—	(2,042)	(8,605)	(16,112)
Balance at August 1, 2015	$1,040,440	$521,275	$2,036,847	$2,272,483

Total accumulated amortization at August 1, 2015	$95,046	$190,888

NOTE 7.  ACCRUED LIABILITIES

The significant components of accrued liabilities are as follows:

	August 1, 2015	August 2, 2014
(in thousands)	(Successor)	(Successor)

Accrued salaries and related liabilities	$67,913	$81,079
Amounts due customers	130,859	125,950
Self-insurance reserves	37,943	38,732
Interest payable	61,072	61,164
Sales returns reserves	44,046	38,869
Sales taxes	26,322	22,817
Other	97,247	83,561
Total	$465,402	$452,172

NOTE 8.  LONG-TERM DEBT

The significant components of our long-term debt are as follows:

	Interest Rate	August 1, 2015	August 2, 2014
(in thousands)		(Successor)	(Successor)

Asset-Based Revolving Credit Facility	variable	$130,000	$—
Senior Secured Term Loan Facility	variable	2,898,485	2,927,912
Cash Pay Notes	8.00%	960,000	960,000
PIK Toggle Notes	8.75%/9.50%	600,000	600,000
2028 Debentures	7.125%	122,250	122,035
Total debt		4,710,735	4,609,947
Less: current portion of Senior Secured Term Loan Facility		(29,426)	(29,426)
Long-term debt		$4,681,309	$4,580,521

Asset-Based Revolving Credit Facility.  On October 25, 2013, Neiman Marcus Group LTD LLC entered into a credit agreement and related security and other agreements for a senior secured Asset-Based Revolving Credit Facility. At August 1, 2015, the Asset-Based Revolving Credit Facility provided for a maximum committed borrowing capacity of $900.0 million. The Asset-Based Revolving Credit Facility matures on October 25, 2018.  At August 1, 2015, we had $130.0 million of borrowings outstanding under this facility, no outstanding letters of credit and $680.0 million of unused borrowing availability.

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

At August 1, 2015, borrowings under the Asset-Based Revolving Credit Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Deutsche Bank AG New York Branch (the administrative agent), (2) the federal funds effective rate plus ½ of 1.00% and (3) the adjusted one-month LIBOR plus 1.00% or (b) LIBOR, subject to certain adjustments, in each case plus an applicable margin (1.25% at August 1, 2015).  The applicable margin is up to 0.75% with respect to base rate borrowings and up to 1.75% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on the average historical excess availability under the Asset-Based Revolving Credit Facility. The weighted average interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 1.44% at August 1, 2015. In addition, we are required to pay a commitment fee in respect of unused commitments at a rate of 0.25% per annum.  We must also pay customary letter of credit fees and agency fees.

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

We may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time without premium or penalty other than customary breakage costs with respect to LIBOR loans.  There is no scheduled amortization under the Asset-Based Revolving Credit Facility; the principal amount of the revolving loans outstanding thereunder will be due and payable in full on October 25, 2018, unless extended.

The Asset-Based Revolving Credit Facility is guaranteed by Holdings and each of our current and future direct and indirect wholly owned subsidiaries (subsidiary guarantors) other than (a) unrestricted subsidiaries, (b) certain immaterial subsidiaries, (c) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (d) certain holding companies of foreign subsidiaries, (e) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (f) any subsidiary that is prohibited by applicable law or contractual obligation from acting as a guarantor or which would require governmental approval to provide a guarantee. At August 1, 2015, the assets of non-guarantor subsidiaries, primarily NMG Germany GmbH (through which we conduct the operations of MyTheresa), were $269.0 million, or 3.0% of consolidated total assets. All obligations under the Asset-Based

Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of Holdings, the Company and the subsidiary guarantors, including:

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

Capital stock and other securities of a subsidiary of the Company that are owned by the Company or any subsidiary guarantor will not constitute collateral under the Asset-Based Revolving Credit Facility to the extent that such securities cannot secure the 2028 Debentures or other secured public debt obligations without requiring the preparation and filing of separate financial statements of such subsidiary in accordance with applicable SEC rules.  As a result, the collateral under the Asset-Based Revolving Credit Facility will include shares of capital stock or other securities of subsidiaries of the Company or any subsidiary guarantor only to the extent that the applicable value of such securities (on a subsidiary-by-subsidiary basis) is less than 20% of the aggregate principal amount of the 2028 Debentures or other secured public debt obligations of the Company.
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

Senior Secured Term Loan Facility.  On October 25, 2013, Neiman Marcus Group LTD LLC entered into a credit agreement and related security and other agreements for the $2,950.0 million Senior Secured Term Loan Facility. At August 1, 2015 (after giving effect to the Refinancing Amendment described below), the outstanding balance under the Senior Secured Term Loan Facility was $2,898.5 million. The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

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

At August 1, 2015, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Credit Suisse AG (the administrative agent), (2) the federal funds effective rate plus ½ of 1.00% and (3) the adjusted one-month LIBOR plus 1.00%, or (b) an adjusted LIBOR (for a period equal to the relevant interest period, and in any event, never less than 1.00%), subject to certain adjustments, in each case plus an applicable margin.  The applicable margin is up to 2.25% with respect to base rate borrowings and up to 3.25% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on our senior secured first lien net leverage ratio.  The applicable margin with respect to outstanding LIBOR borrowings was 3.25% at August 1, 2015.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.25% at August 1, 2015.

Subject to certain exceptions and reinvestment rights, the Senior Secured Term Loan Facility requires that 100% of the net cash proceeds from certain asset sales and debt issuances and 50% (which percentage will be reduced to 25% if our senior secured first lien net leverage ratio, as defined in the credit agreement governing the Senior Secured Term Loan Facility, is equal to or less than 4.0 to 1.0 but greater than 3.5 to 1.0 and will be reduced to 0% if our senior secured first lien net leverage ratio is equal to or less than 3.5 to 1.0) from excess cash flow, as defined in the credit agreement governing the Senior Secured Term Loan Facility, for each of our fiscal years (commencing with the period ended July 26, 2015) must be used to prepay outstanding term loans under the Senior Secured Term Loan Facility at 100% of the principal amount to be prepaid, plus accrued and unpaid interest. We were not required to prepay any outstanding term loans pursuant to the annual excess cash flow requirements for fiscal years 2015 and 2014.

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

The Senior Secured Term Loan Facility is guaranteed by Holdings and each of our current and future subsidiary guarantors other than (a) unrestricted subsidiaries, (b) certain immaterial subsidiaries, (c) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (d) certain holding companies of foreign subsidiaries, (e) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (f) any subsidiary that is prohibited by applicable law or contractual obligation from acting as a guarantor or which would require governmental approval to provide a guarantee. At August 1, 2015, the assets of non-guarantor subsidiaries, primarily NMG Germany GmbH (through which we conduct the operations of MyTheresa), were $269.0 million, or 3.0% of consolidated total assets. All obligations under the Senior Secured Term Loan Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Holdings, the Company and the subsidiary guarantors, including:

•
a first-priority pledge of 100% of the Company's capital stock and certain of the capital stock held by the Company, Holdings or any subsidiary guarantor (which pledge, in the case of any foreign subsidiary is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary);

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

Cash Pay Notes.  In connection with the Acquisition, Neiman Marcus Group LTD LLC, along with Mariposa Borrower, Inc. as co-issuer, incurred indebtedness in the form of $960.0 million aggregate principal amount of 8.00% Senior Cash Pay Notes due 2021. Interest on the Cash Pay Notes is payable semi-annually in arrears on each April 15 and October 15.  The Cash Pay Notes are guaranteed by the same entities that guarantee the Senior Secured Term Loan Facility, other than Holdings.  The Cash Pay Notes are unsecured and the guarantees are full and unconditional.  The Cash Pay Notes mature on October 15, 2021.

We may redeem the Cash Pay Notes, in whole or in part, at any time and from time to time prior to October 15, 2016, at a price equal to 100% of the principal amount of the Cash Pay Notes redeemed plus accrued and unpaid interest up to the redemption date plus the applicable premium. In addition, we may redeem up to 40% in the aggregate principal amount of the Cash Pay Notes with the net proceeds of certain equity offerings at any time and from time to time before October 15, 2016 at a redemption price equal to 108.00% of the face amount thereof, plus accrued and unpaid interest up to the date of redemption, so long as at least 50% of the original aggregate principal amount of the Cash Pay Notes remain outstanding after such redemption and such redemption occurs within 120 days of the equity offering. On and after October 15, 2016, we may redeem the Cash Pay Notes, in whole or in part, at the redemption prices set forth in the indenture governing the Cash Pay Notes.

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

PIK Toggle Notes.  In connection with the Acquisition, Neiman Marcus Group LTD LLC, along with Mariposa Borrower, Inc. as co-issuer, incurred indebtedness in the form of $600.0 million aggregate principal amount of 8.75%/9.50% Senior PIK Toggle Notes due 2021. The PIK Toggle Notes are guaranteed by the same entities that guarantee the Senior Secured Term Loan Facility, other than Holdings. The PIK Toggle Notes are unsecured and the guarantees are full and unconditional. The PIK Toggle Notes mature on October 15, 2021.

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

2028 Debentures.  NMG has outstanding $125.0 million aggregate principal amount of our 7.125% Senior Debentures due 2028.  The 2028 Debentures are secured by a first lien security interest on certain collateral subject to liens granted under the Senior Secured Credit Facilities constituting (a) (1) 100% of the capital stock of certain of NMG’s existing and future domestic subsidiaries, and (2) 100% of the non-voting stock and 65% of the voting stock of certain of NMG’s existing and future foreign subsidiaries and (b) a significant portion of NMG's owned real property, in each case, to the extent required by the terms of the indenture governing the 2028 Debentures. The 2028 Debentures contain covenants that restrict NMG’s ability to create liens and enter into sale and lease back transactions.  The collateral securing the 2028 Debentures will be released upon the release of liens on such collateral under the Senior Secured Credit Facilities and any other debt (other than the 2028 Debentures) secured by such collateral.  Capital stock and other securities of a subsidiary of NMG that are owned by NMG or any subsidiary will not constitute collateral under the 2028 Debentures to the extent such property does not constitute collateral under the Senior Secured Credit Facilities as described above.  The 2028 Debentures are guaranteed on an unsecured, senior basis by the Company.  The guarantee is full and unconditional.  The guarantee of the 2028 Debentures is subject to automatic release if the requirements for legal defeasance or covenant defeasance of the 2028 Debentures are satisfied, or if NMG’s obligations under the indenture governing the 2028 Debentures are discharged.  At August 1, 2015, our non-guarantor subsidiaries consisted principally of Bergdorf Goodman, Inc., through which we conduct the operations of our Bergdorf Goodman stores, NM Nevada Trust, which holds legal title to certain real property and intangible assets used by us in conducting our operations, and NMG Germany GmbH, through which we conduct the operations of MyTheresa.  The 2028 Debentures include certain restrictive covenants and a cross-acceleration provision in respect of any other indebtedness that has an aggregate principal amount exceeding $15.0 million.  The 2028 Debentures mature on June 1, 2028.

Former Asset-Based Revolving Credit Facility.  In connection with the Acquisition, we repaid all outstanding obligations of $145.0 million under the Former Asset-Based Revolving Credit Facility and terminated the facility on October 25, 2013.  This facility was replaced by the Asset-Based Revolving Credit Facility.

Former Senior Secured Term Loan Facility.  In connection with the Acquisition, we repaid the outstanding balance of $2,433.1 million under the Former Senior Secured Term Loan Facility on October 25, 2013.  This facility was replaced by the Senior Secured Term Loan Facility.

Retirement of Previously Outstanding Senior Subordinated Notes.  In November 2012, we repurchased and cancelled $294.2 million principal amount of Senior Subordinated Notes through a tender offer and redeemed the remaining $205.8 million principal amount of Senior Subordinated Notes on December 31, 2012 (after which no Senior Subordinated Notes remained outstanding).  NMG’s payments to holders of the Senior Subordinated Notes in the tender offer and redemption (including transaction costs), taken together, were approximately $510.7 million.

In connection with the retirement of the Senior Subordinated Notes, we incurred a loss on debt extinguishment of $15.6 million, which included (i) costs of $10.7 million related to the tender for and redemption of the Senior Subordinated Notes and (ii) the write-off of $4.9 million of debt issuance costs related to the initial issuance of the Senior Subordinated Notes. The total loss on debt extinguishment was recorded in the second quarter of fiscal year 2013 as a component of interest expense.

Maturities of Long-term Debt.  At August 1, 2015, annual maturities of long-term debt during the next five fiscal years and thereafter are as follows (in millions):

2016	$29.4
2017	29.4
2018	29.4
2019	159.4
2020	29.4
Thereafter	4,433.7

The previous table does not reflect future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

Interest Expense. The significant components of interest expense are as follows:

	Fiscal year ended	Thirty-nine weeks ended	Thirteen weeks ended	Fiscal year ended
	August 1, 2015	August 2, 2014	November 2, 2013	August 3, 2013
(in thousands)	(Successor)	(Successor)	(Predecessor)	(Predecessor)

Asset-Based Revolving Credit Facility	$1,463	$311	$75	$—
Senior Secured Term Loan Facility	125,558	102,818	3,687	—
Cash Pay Notes	76,800	57,556	2,773	—
PIK Toggle Notes	52,500	39,344	1,896	—
2028 Debentures	8,906	6,680	2,226	9,004
Former Asset-Based Revolving Credit Facility	—	—	477	1,453
Former Senior Secured Term Loan Facility	—	—	22,521	108,489
Senior Subordinated Notes	—	—	—	19,031
Amortization of debt issue costs	24,560	17,117	2,466	8,404
Other, net	136	1,031	1,194	6,977
	$289,923	$224,857	$37,315	$153,358
Loss on debt extinguishment	—	7,882	—	15,597
Interest expense, net	$289,923	$232,739	$37,315	$168,955
We recorded interest expense of $8.4 million during the first quarter of fiscal year 2014 related to debt incurred as a result of the Acquisition.

NOTE 9.  DERIVATIVE FINANCIAL INSTRUMENTS

At August 1, 2015, we had outstanding floating rate debt obligations of $3,028.5 million. In April 2014, we entered into interest rate cap agreements (at a cost of $2.0 million) for an aggregate notional amount of $1,400.0 million to hedge the variability of our cash flows related to a portion of our floating rate indebtedness. The interest rate cap agreements effectively cap LIBOR at 3.00% from December 2014 through December 2016 with respect to the $1,400.0 million notional amount of such agreements. In the event LIBOR is less than 3.00%, we will pay interest at the lower LIBOR rate. In the event LIBOR is higher than 3.00%, we will pay interest at the capped rate of 3.00%. On August 1, 2015, the fair value of our interest rate caps was negligible.

Gains and losses realized due to the expiration of applicable portions of the interest rate caps are reclassified to interest expense at the time our quarterly interest payments are made. No gains or losses were realized in fiscal year 2015 or the thirty-nine weeks ended August 2, 2014. Losses of $0.4 million were realized in the thirteen weeks ended November 2, 2013 and losses of $3.5 million were realized in fiscal year 2013.

NOTE 10.  INCOME TAXES

The significant components of income tax expense (benefit) are as follows:

	Fiscal year ended	Thirty-nine weeks ended	Thirteen weeks ended	Fiscal year ended
	August 1, 2015	August 2, 2014	November 2, 2013	August 3, 2013
(in thousands)	(Successor)	(Successor)	(Predecessor)	(Predecessor)

Current:
Federal	$73,928	$23,432	$12,100	$114,632
State	7,955	4,617	2,145	18,540
Foreign	980	—	—	—
	82,863	28,049	14,245	133,172
Deferred:
Federal	(60,780)	(98,443)	(5,291)	(18,648)
State	(6,080)	(19,431)	(1,035)	(791)
Foreign	(2,876)	—	—	—
	(69,736)	(117,874)	(6,326)	(19,439)
Income tax expense (benefit)	$13,127	$(89,825)	$7,919	$113,733

The significant components of earnings (loss) before income taxes are as follows:

	Fiscal year ended	Thirty-nine weeks ended	Thirteen weeks ended	Fiscal year ended
	August 1, 2015	August 2, 2014	November 2, 2013	August 3, 2013
(in thousands)	(Successor)	(Successor)	(Predecessor)	(Predecessor)

United States	$38,399	$(223,908)	$(5,179)	$277,432
Foreign	(10,323)	—	—	—
Earnings (loss) before income taxes	$28,076	$(223,908)	$(5,179)	$277,432

A reconciliation of income tax expense (benefit) to the amount calculated based on the federal and state statutory rates is as follows:

	Fiscal year ended	Thirty-nine weeks ended	Thirteen weeks ended	Fiscal year ended
	August 1, 2015	August 2, 2014	November 2, 2013	August 3, 2013
(in thousands)	(Successor)	(Successor)	(Predecessor)	(Predecessor)

Income tax expense (benefit) at statutory rate	$9,827	$(78,365)	$(1,814)	$97,101
State income taxes, net of federal income tax benefit	1,235	(9,256)	635	11,672
Impact of non-deductible expenses	3,330	(2,354)	8,514	683
Tax (benefit) expense related to tax settlements and other changes in tax liabilities	(555)	(1,101)	133	525
Impact of non-taxable income	(3)	(4)	(10)	(13)
Impact of foreign tax differential	(706)	—	—	—
Unbenefitted losses of foreign subsidiary	—	1,265	533	4,594
Other	(1)	(10)	(72)	(829)
Total	$13,127	$(89,825)	$7,919	$113,733
Effective tax rate	46.8%	40.1%	(152.9)%	41.0%

Our effective income tax rate on the earnings for fiscal year 2015, the thirty-nine weeks ended August 2, 2014 and fiscal year 2013 exceeded the federal statutory tax rate due primarily to the non-deductible portion of transaction and other costs incurred in connection with acquisitions and state income taxes. Our effective income tax rate on the loss for the thirteen weeks ended November 2, 2013 exceeded the federal statutory tax rate due primarily to the non-deductible portion of transaction costs incurred in connection with the Acquisition and state income taxes.

While there are no undistributed earnings of the Company's foreign operations conducted by MyTheresa as of August 1, 2015, we intend to permanently reinvest any such earnings outside the U.S. and thus, no provision for federal or state income taxes are or will be provided. If our intentions change or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings and our effective tax rate would increase. Determination of the unrecognized deferred tax liability that would be incurred if such amounts were repatriated is not practicable.

Significant components of our net deferred income tax asset (liability) are as follows:

	August 1, 2015	August 2, 2014
(in thousands)	(Successor)	(Successor)

Deferred income tax assets:
Accruals and reserves	$31,460	$32,675
Employee benefits	178,899	162,748
Other	27,197	30,316
Total deferred tax assets	$237,556	$225,739

Deferred income tax liabilities:
Inventory	$(10,094)	$(6,312)
Depreciation and amortization	(253,826)	(272,796)
Intangible assets	(1,374,433)	(1,405,933)
Other	(39,580)	(41,725)
Total deferred tax liabilities	(1,677,933)	(1,726,766)
Net deferred income tax liability	$(1,440,377)	$(1,501,027)

Net deferred income tax asset (liability):
Current	$30,714	$39,049
Non-current	(1,471,091)	(1,540,076)
Total	$(1,440,377)	$(1,501,027)

The net deferred tax liability of $1,440.4 million at August 1, 2015 decreased from $1,501.0 million at August 2, 2014.  This decrease was comprised primarily of (i) $31.5 million decrease in deferred tax liabilities related to intangible assets and (ii) $19.0 million decrease in deferred tax liabilities related to depreciation and amortization. We believe it is more likely than not that we will realize the benefits of our recorded deferred tax assets.

At August 1, 2015, the gross amount of unrecognized tax benefits was $1.9 million, of which $1.2 million would impact our effective tax rate, if recognized. We classify interest and penalties as a component of income tax expense and our liability for accrued interest and penalties was $4.8 million at August 1, 2015 and $5.1 million at August 2, 2014. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	August 1, 2015	August 2, 2014
(in thousands)	(Successor)	(Successor)

Balance at beginning of fiscal year	$2,543	$3,461
Gross amount of decreases for prior year tax positions	(875)	(1,072)
Gross amount of increases for current year tax positions	186	154
Balance at ending of fiscal year	$1,854	$2,543

We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Internal Revenue Service (IRS) is currently auditing our fiscal year 2012 and short-year 2013 federal income tax returns. With respect to state, local and foreign jurisdictions, with limited exceptions, we are no longer subject to income tax audits for fiscal years before 2011.  We believe our recorded tax liabilities as of August 1, 2015 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that additional adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our Consolidated Financial Statements.

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

NOTE 11.  EMPLOYEE BENEFIT PLANS

Description of Benefit Plans.  We currently maintain defined contribution plans consisting of a retirement savings plan (RSP) and a defined contribution supplemental executive retirement plan (Defined Contribution SERP Plan).  As of January 1, 2011, employees make contributions to the RSP and we match an employee’s contribution up to a maximum of 6% of the employee’s compensation subject to statutory limitations for a potential maximum match of 75% of employee contributions.  We also sponsor an unfunded key employee deferred compensation plan, which provides certain employees with additional benefits.  Our aggregate expense related to these plans was approximately $30.5 million in fiscal year 2015, $23.5 million for the thirty-nine weeks ended August 2, 2014, $7.1 million for the thirteen weeks ended November 2, 2013 and $30.4 million in fiscal year 2013.

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

Obligations for our employee benefit plans, included in other long-term liabilities, are as follows:

	August 1, 2015	August 2, 2014
(in thousands)	(Successor)	(Successor)

Pension Plan	$218,612	$189,890
SERP Plan	111,157	113,787
Postretirement Plan	9,121	10,945
	338,890	314,622
Less: current portion	(6,724)	(6,602)
Long-term portion of benefit obligations	$332,166	$308,020

As of August 1, 2015, we have $31.5 million (net of taxes of $20.3 million) of adjustments to state such obligations at fair value recorded as increases to accumulated other comprehensive loss.

Funding Policy and Status.  Our policy is to fund the Pension Plan at or above the minimum level required by law.  For fiscal years 2015 and 2014, we were not required to make contributions to the Pension Plan.  As of August 1, 2015, we do not believe we will be required to make contributions to the Pension Plan for fiscal year 2016.  We will continue to evaluate voluntary contributions to our Pension Plan based upon the unfunded position of the Pension Plan, our available liquidity and other factors.

The funded status of our Pension Plan, SERP Plan and Postretirement Plan is as follows:

	Pension Plan		SERP Plan		Postretirement Plan
	Fiscal years		Fiscal years		Fiscal years
	2015	2014	2015	2014	2015	2014
(in thousands)	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)

Projected benefit obligation	$612,762	$592,918	$111,157	$113,787	$9,121	$10,945
Fair value of plan assets	(394,150)	(403,028)	—	—	—	—
Accrued obligation	$218,612	$189,890	$111,157	$113,787	$9,121	$10,945

Cost of Benefits.  The components of the expenses we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Fiscal year ended	Thirty-nine weeks ended	Thirteen weeks ended	Fiscal year ended
	August 1, 2015	August 2, 2014	November 2, 2013	August 3, 2013
(in thousands)	(Successor)	(Successor)	(Predecessor)	(Predecessor)

Pension Plan:
Interest cost	$25,527	$19,516	$5,781	$21,243
Expected return on plan assets	(24,935)	(18,499)	(6,401)	(26,381)
Net amortization of losses	—	—	1,095	6,287
Pension Plan expense	$592	$1,017	$475	$1,149

SERP Plan:
Interest cost	$4,505	$3,653	$1,104	$4,037
Net amortization of losses	—	—	—	522
SERP Plan expense	$4,505	$3,653	$1,104	$4,559

Postretirement Plan:
Service cost	$11	$19	$5	$34
Interest cost	451	520	142	650
Net amortization of prior service cost	—	—	(321)	(1,556)
Net amortization of losses (gains)	(372)	—	35	589
Postretirement Plan expense (income)	$90	$539	$(139)	$(283)

For purposes of determining pension expense, the expected return on plan assets is calculated using the market related value of plan assets.  The market related value of plan assets does not immediately recognize realized gains and losses.  Rather, these effects of realized gains and losses are deferred initially and amortized over three years in the determination of the market related value of plan assets.  At August 1, 2015, the market related value of plan assets exceeded the fair value by $3.5 million.

Benefit Obligations.  Our obligations for the Pension Plan, SERP Plan and Postretirement Plan are valued annually as of the end of each fiscal year.  Changes in our obligations pursuant to our Pension Plan, SERP Plan and Postretirement Plan during fiscal years 2015 and 2014 are as follows:

	Pension Plan		SERP Plan		Postretirement Plan
	Fiscal years		Fiscal years		Fiscal years
	2015	2014	2015	2014	2015	2014
(in thousands)	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)

Projected benefit obligations:
Beginning of year	$592,918	$489,856	$113,787	$103,854	$10,945	$12,429
Service cost	—	—	—	—	11	24
Interest cost	25,527	25,297	4,505	4,757	451	662
Actuarial loss (gain):
Pre-Acquisition	—	62,603	—	4,484	—	2,329
Post-Acquisition	15,764	36,837	(2,292)	5,044	(1,476)	(3,765)
Benefits paid, net	(21,447)	(21,675)	(4,843)	(4,352)	(810)	(734)
End of year	$612,762	$592,918	$111,157	$113,787	$9,121	$10,945

In connection with the Acquisition, the obligations and assets related to our benefit plans were valued at their fair values as of the date of the Acquisition, resulting in a $66.5 million increase in the carrying value of our long-term benefit obligations due primarily to changes in assumed mortality of plan participants.

A summary of expected benefit payments related to our Pension Plan, SERP Plan and Postretirement Plan is as follows:

	Pension	SERP	Postretirement
(in thousands)	Plan	Plan	Plan

Fiscal year 2016	$23,988	$6,086	$638
Fiscal year 2017	25,592	6,485	633
Fiscal year 2018	27,207	6,755	643
Fiscal year 2019	28,702	6,840	585
Fiscal year 2020	30,109	6,989	561
Fiscal years 2021-2025	169,710	35,782	2,693

Pension Plan Assets and Investment Valuations. Assets held by our Pension Plan were $394.2 million at August 1, 2015 and $403.0 million at August 2, 2014.  The Pension Plan’s investments are stated at fair value or estimated fair value, as more fully described below.  Purchases and sales of securities are recorded on the trade date.  Interest income is recorded on the accrual basis.  Dividends are recorded on the ex-dividend date.

Assets held by our Pension Plan are invested in accordance with the provisions of our approved investment policy.  The Pension Plan’s strategic asset allocation was structured to reduce volatility through diversification and enhance return to approximate the amounts and timing of the expected benefit payments.  The asset allocation for our Pension Plan at the end of fiscal years 2015 and 2014 and the target allocation for fiscal year 2016, by asset category, are as follows:

	Pension Plan
		Allocation at	Allocation at
	Target Allocation	July 31, 2015	July 31, 2014

Equity securities	60%	62%	60%
Fixed income securities	40%	38%	40%
Total	100%	100%	100%

Changes in the assets held by our Pension Plan in fiscal years 2015 and 2014 are as follows:

	Fiscal years
	2015	2014
(in thousands)	(Successor)	(Successor)

Fair value of assets at beginning of year	$403,028	$385,838
Actual return on assets	12,569	38,865
Benefits paid	(21,447)	(21,675)
Fair value of assets at end of year	$394,150	$403,028

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

Hedge funds and limited partnership interests are redeemable at net asset value to the extent provided in the documentation governing the investments.  Redemption of these investments may be subject to restrictions including lock-up periods where no redemptions are allowed, restrictions on redemption frequency and advance notice periods for redemptions.  As of August 1, 2015, certain of these investments are subject to restrictions on redemption frequency, ranging from monthly to every three years and certain of these investments are subject to advance notice requirements, ranging from three-day notification to 180-day notification.

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

The following tables set forth by level, within the fair value hierarchy, the Pension Plan’s assets at fair value as of August 1, 2015 and August 2, 2014.

	August 1, 2015 (Successor)
(in thousands)	Level 1	Level 2	Level 3	Total

Equity securities:
Common/collective trusts	$—	$52,804	$—	$52,804
Hedge funds	—	—	186,457	186,457
Limited partnership interests	—	—	5,357	5,357
Fixed income securities:
Corporate debt securities	—	91,104	—	91,104
Mutual funds	27,963	—	—	27,963
U.S. government securities	24,335	—	—	24,335
Other	—	6,130	—	6,130
Total investments	$52,298	$150,038	$191,814	$394,150

	August 2, 2014 (Successor)
(in thousands)	Level 1	Level 2	Level 3	Total

Equity securities:
Common/collective trusts	$—	$57,132	$—	$57,132
Hedge funds	—	—	180,681	180,681
Limited partnership interests	—	—	4,546	4,546
Fixed income securities:
Corporate debt securities	—	85,411	—	85,411
Mutual funds	39,331	—	—	39,331
U.S. government securities	27,971	—	—	27,971
Other	—	7,956	—	7,956
Total investments	$67,302	$150,499	$185,227	$403,028

The table below sets forth a summary of changes in the fair value of our Pension Plan’s Level 3 investment assets for fiscal years 2015 and 2014.

	Fiscal years
	2015	2014
(in thousands)	(Successor)	(Successor)

Balance, beginning of year	$185,227	$181,148
Purchases	59,390	80,529
Sales	(63,492)	(89,668)
Realized gains	681	9,459
Unrealized gains (losses) relating to investments sold	1,175	(4,019)
Unrealized gains relating to investments still held	8,833	7,778
Balance, end of year	$191,814	$185,227

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

	July 31, 2015	July 31, 2014	November 2, 2013	July 31, 2013

Pension Plan:
Discount rate	4.30%	4.35%	4.80%	4.70%
Expected long-term rate of return on plan assets	6.00%	6.50%	6.50%	6.50%
SERP Plan:
Discount rate	4.15%	4.20%	4.60%	4.50%
Postretirement Plan:
Discount rate	4.15%	4.25%	4.80%	4.70%
Initial health care cost trend rate	7.50%	8.00%	8.00%	8.00%
Ultimate health care cost trend rate	5.00%	5.00%	8.00%	8.00%

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

Expected long-term rate of return on plan assets.  The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested by the Pension Plan to provide for the plan’s obligations.  At August 1, 2015, the expected long-term rate of return on plan assets was 6.0%.  We estimate the expected average long-term rate of return on assets based on historical returns, our future asset performance expectations using currently available market and other data and the advice of our outside actuaries and advisors.  To the extent the actual rate of return on assets realized over the course of a year is greater than the assumed rate, that year’s annual pension expense is not affected.  Rather this gain reduces future pension expense over a period of approximately 25 years.  To the extent the actual rate of return on assets is less than the assumed rate, that year’s annual pension expense is likewise not affected.  Rather this loss increases pension expense over approximately 25 years.

Health care cost trend rate.  The assumed health care cost trend rate represents our estimate of the annual rates of change in the costs of the health care benefits currently provided by the Postretirement Plan.  The health care cost trend rate implicitly considers estimates of health care inflation, changes in health care utilization and delivery patterns, technological advances and changes in the health status of the plan participants. We currently estimate that a 1% increase in the ultimate health care cost trend rate would (i) increase our projected benefit obligation by $1.1 million and (ii) increase our expense requirements by $0.1 million.

NOTE 12.  COMMITMENTS AND CONTINGENCIES

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

Rent expense and related occupancy costs under operating leases is as follows:

	Fiscal year ended	Thirty-nine weeks ended	Thirteen weeks ended	Fiscal year ended
	August 1, 2015	August 2, 2014	November 2, 2013	August 3, 2013
(in thousands)	(Successor)	(Successor)	(Predecessor)	(Predecessor)

Minimum rent	$73,700	$47,800	$15,200	$60,100
Contingent rent	27,700	22,600	6,900	28,200
Other occupancy costs	16,500	9,400	4,000	16,300
Amortization of deferred real estate credits	(800)	(200)	(2,000)	(7,900)
Total rent expense	$117,100	$79,600	$24,100	$96,700

Future minimum rental commitments, excluding renewal options, under non-cancelable leases for the next five fiscal years and thereafter are as follows (in thousands):

2016	$81,200
2017	79,200
2018	77,700
2019	73,700
2020	66,400
Thereafter	1,736,600

Employment and Consumer Class Actions Litigation.  On April 30, 2010, a Class Action Complaint for Injunction and Equitable Relief was filed against the Company, Newton Holding, LLC, TPG Capital, L.P. and Warburg Pincus LLC in the U.S. District Court for the Central District of California by Sheila Monjazeb, individually and on behalf of other members of the general public similarly situated. On July 12, 2010, all defendants except for the Company were dismissed without prejudice, and on August 20, 2010, this case was dismissed by Ms. Monjazeb and refiled in the Superior Court of California for San Francisco County. This complaint, along with a similar class action lawsuit originally filed by Bernadette Tanguilig in 2007, sought monetary and injunctive relief and alleged that the Company has engaged in various violations of the California Labor Code and Business and Professions Code, including without limitation, by (i) asking employees to work “off the clock,” (ii) failing to provide meal and rest breaks to its employees, (iii) improperly calculating deductions on paychecks delivered to its employees and (iv) failing to provide a chair or allow employees to sit during shifts. The Monjazeb and Tanguilig class actions were deemed “related” cases and were then brought before the same trial court judge.  On October 24, 2011, the court granted the Company’s motion to compel Ms. Monjazeb and Juan Carlos Pinela (a co-plaintiff in the Tanguilig case) to arbitrate their individual claims in accordance with the Company’s Mandatory Arbitration Agreement, foreclosing their ability to pursue a class action in court. However, the court’s order compelling arbitration did not apply to Ms. Tanguilig because she is not bound by the Mandatory Arbitration Agreement.  Further, the court determined that Ms. Tanguilig could not be a class representative of employees who are subject to the Mandatory Arbitration Agreement, thereby limiting the putative class action to those associates who were employed between December 2003 and July 15, 2007 (the effective date of our Mandatory Arbitration Agreement).  Following the court’s order, Ms. Monjazeb and Mr. Pinela filed demands for arbitration with the American Arbitration Association (AAA) seeking to arbitrate not only their individual claims, but also class claims, which the Company asserted violated the class action waiver in the Mandatory Arbitration Agreement. This led to further proceedings in the trial court, a stay of the arbitrations, and a decision by the trial court, on its own motion, to reconsider its order compelling arbitration. The trial court ultimately decided to vacate its order compelling arbitration due to a recent California appellate court decision.  Following this ruling, the Company timely filed two separate appeals, one with respect to Mr. Pinela and one with respect to Ms. Monjazeb, with the California Court of Appeal, asserting that the trial court did not have jurisdiction to change its earlier determination of the enforceability of the arbitration agreement. The appeal with respect to Mr. Pinela has been fully briefed, and oral argument was held on June 9, 2015. On June 29, 2015, the California Court of Appeal issued its order affirming the trial court's denial of our motion to compel arbitration and awarding Mr. Pinela his costs of appeal. On July 13, 2015, we filed our petition for rehearing with the California Court of Appeal, which was denied on July 29, 2015. On August 10, 2015, we filed our petition for review with the California Supreme Court, and Mr. Pinela filed his answer on August 31, 2015. On September 16, 2015, the California Supreme Court denied our petition for review. The appeal with respect to Ms. Monjazeb was dismissed since final approval of the class action settlement (as described below) was granted.

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

In Ms. Monjazeb's class action, a settlement was reached at a mediation held on January 25, 2014, and the court granted final approval of the settlement after the final approval hearing held on September 18, 2014. Notwithstanding the settlement of the Monjazeb class action, Ms. Tanguilig filed a motion on January 26, 2015 seeking to recover catalyst attorneys' fees from the Company. A hearing was held on February 24, 2015, and the court issued an order on February 25, 2015 allowing Ms. Tanguilig to proceed with her motion to recover catalyst attorneys' fees related to the Monjazeb settlement. On April 8, 2015, Ms. Tanguilig filed her motion for catalyst attorneys' fees. A hearing on the motion was held on July 23, 2015 and the motion was denied by the court on July 28, 2015.

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

In addition to the foregoing matters, the National Labor Relations Board (NLRB) has been pursuing a complaint alleging that the Mandatory Arbitration Agreement’s class action prohibition violates employees’ rights to engage in concerted activity, which was submitted to an administrative law judge (ALJ) for determination on a stipulated record. Recently, the ALJ issued a recommended decision and order finding that the Company's Arbitration Agreement and class action waiver violated the National Labor Relations Act (NLRA). The matter was transferred to the NLRB for further consideration and decision. On August 4, 2015, the NLRB affirmed the ALJ's decision and ordered the Company not to maintain and/or enforce the provisions of the Arbitration Agreement found to violate the NLRA and to take affirmative steps to effectuate the NLRA's policies. On August 12, 2015, we filed our petition for review of the NLRB's order with the U.S. Court of Appeals for the Fifth Circuit.

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

On February 2, 2015, a putative class action complaint was filed against Bergdorf Goodman, Inc. in the Supreme Court of the State of New York, County of New York, by Marney Zaslav. Ms. Zaslav seeks monetary relief and alleges that she and other similarly situated individuals were misclassified as interns exempt from minimum wage requirements instead of as employees and, therefore, were not provided with proper compensation under the New York Labor Law. The Company is vigorously defending this matter.

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

Cyber-Attack Class Actions Litigation. Three class actions relating to a cyber-attack on our computer systems in 2013 (the Cyber-Attack) were filed in January 2014 and later voluntarily dismissed by the plaintiffs between February and April 2014. The plaintiffs had alleged negligence and other claims in connection with their purchases by payment cards and sought monetary and injunctive relief. Melissa Frank v. The Neiman Marcus Group, LLC, et al., was filed in the U.S. District Court for the Eastern District of New York on January 13, 2014 but was voluntarily dismissed by the plaintiff on April 15, 2014, without prejudice to her right to re-file a complaint. Donna Clark v. Neiman Marcus Group LTD LLC was filed in the U.S. District Court for the Northern District of Georgia on January 27, 2014 but was voluntarily dismissed by the plaintiff on March 11, 2014, without prejudice to her right to re-file a complaint. Christina Wong v. The Neiman Marcus Group, LLC, et al., was filed in the U.S. District Court for the Central District of California on January 29, 2014, but was voluntarily dismissed by the plaintiff on February 10, 2014, without prejudice to her right to re-file a complaint. Three additional putative class actions relating to the Cyber-Attack were filed in March and April 2014, also alleging negligence and other claims in connection with plaintiffs’ purchases by payment cards. Two of the cases, Katerina Chau v. Neiman Marcus Group LTD Inc., filed in the U.S. District Court for the Southern District of California on March 14, 2014, and Michael Shields v. The Neiman Marcus Group, LLC, filed in the U.S. District Court for the Southern District of California on April 1, 2014, were voluntarily dismissed, with prejudice as to Chau and without prejudice as to Shields. The third case, Hilary Remijas v. The Neiman Marcus Group, LLC, was filed on March 12, 2014 in the U.S. District Court for the Northern District of Illinois. On June 2, 2014, an amended complaint in the Remijas case was filed, which added three plaintiffs (Debbie Farnoush and Joanne Kao, California residents; and Melissa Frank, a New York resident) and asserted claims for negligence, implied contract, unjust enrichment, violation of various consumer protection statutes, invasion of privacy and violation of state data breach laws. The Company moved to dismiss the Remijas amended complaint on July 2, 2014. On September 16, 2014, the court granted the Company's motion to dismiss the Remijas case on the grounds that the plaintiffs lacked standing due to their failure to demonstrate an actionable injury. On September 25, 2014, plaintiffs appealed the district court's order dismissing the case to the Seventh Circuit Court of Appeals. Oral argument was held on January 23, 2015. On July 20, 2015, the Seventh Circuit Court of Appeals reversed the district court's ruling and remanded the case to the district court for further proceedings. On August 3, 2015, we filed a petition for rehearing en banc. On September 17, 2015, the Seventh Circuit Court of Appeals denied our petition for rehearing. Andrew McClease v. The Neiman Marcus Group, LLC was filed in the U.S. District Court for the Eastern District of North Carolina on December 30, 2014, alleging negligence and other claims in connection with Mr. McClease's purchase by payment card. On March 9, 2015, the McClease case was voluntarily dismissed without prejudice by stipulation of the parties.

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

Other.  We had no outstanding irrevocable letters of credit relating to purchase commitments and insurance and other liabilities at August 1, 2015.  We had approximately $3.0 million in surety bonds at August 1, 2015 relating primarily to merchandise imports and state sales tax and utility requirements.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss by component (amounts are recorded net of related income taxes):

(in thousands)	Foreign Currency Translation Adjustments	Unrealized Losses on Financial Instruments	Unfunded Benefit Obligations	Total

Balance, August 2, 2014	$—	$(954)	$(16,475)	$(17,429)
Other comprehensive loss	(16,886)	(1,872)	(15,041)	(33,799)
Balance, August 1, 2015	$(16,886)	$(2,826)	$(31,516)	$(51,228)

NOTE 14.  STOCK-BASED AWARDS

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

All Predecessor stock options were subject to settlement in connection with the Acquisition in amounts equal to the excess of the per share merger consideration over the exercise prices of such options.  The fair value of the consideration payable to holders of Predecessor stock options was $187.4 million. Of such amount, $135.9 million represented the fair value of previously vested options, which was included in the consideration paid by the Sponsors to acquire the Company.  The remaining $51.5 million represented the fair value of previously unvested options. Such amount was expensed in the results of operations of the Successor for the second quarter of fiscal year 2014.

We recognized compensation expense for Predecessor stock options on a straight-line basis over the vesting period.  We recognized non-cash stock compensation expense of $2.5 million in the first quarter of fiscal year 2014 and $9.7 million in fiscal year 2013, which is included in selling, general and administrative expenses.

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

Non-Qualified Stock Options.  Pursuant to the terms of the incentive plans, Parent granted time-vested and performance-vested non-qualified stock options to certain executive officers, employees and non-employee directors of the Company.  These non-qualified stock options will expire no later than the tenth anniversary of the grant date and each grant consists of options to purchase an equal number of shares of Parent’s Class A common stock and Class B common stock.

Accounting for Successor Stock Options. Prior to an initial public offering (IPO), Parent generally has the right to repurchase shares issued upon exercise of vested stock options at the fair market value and shares underlying vested unexercised stock options for the difference between the fair market value of the underlying share and the exercise price in the event the optionee ceases to be an employee of the Company. However, other than with respect to the Co-Invest Options, if the optionee voluntarily leaves the Company without good reason (as defined in the incentive plan agreements) or is terminated for cause, the repurchase price is the lesser of the exercise price of such options or the fair value of such awards at the employee termination date. For certain optionees, in the event of the retirement of the optionee, the repurchase price is the fair value at the retirement date. Parent's repurchase rights expire upon completion of an IPO, including with respect to the Co-Invest Options.

As a result of Parent's repurchase rights prior to an IPO, we currently account for stock options issued to certain optionees who will become retirement eligible prior to the expiration of their stock options (Retirement Eligible Optionees) using the liability method. Under the liability method, we recognize the estimated liability for option awards held by Retirement Eligible Optionees over the vesting periods of such awards and the liability for the vested/earned options is adjusted to its estimated fair value through compensation expense at each balance sheet date. We recognized compensation expense of $0.1 million in fiscal year 2015 and $6.2 million for the thirty-nine weeks ended August 2, 2014, which is included in selling, general and administrative expenses. With respect to time-vested options held by non-Retirement Eligible Optionees, such options are effectively forfeited should the optionee voluntarily leave the Company without good reason or be terminated for cause prior to an IPO. As a result, we currently record no expense or liability with respect to such options. With respect to performance-vested options, such options are effectively forfeited should the optionee voluntarily leave the Company without good reason or be terminated for cause prior to achievement of the performance condition. As a result, we currently record no expense or liability with respect to such options.

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

Outstanding Stock Options.  A summary of Successor stock option activity is as follows:

	Fiscal year ended August 1, 2015
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at August 2, 2014	213,941	$858
Granted	20,243	1,166
Exercised	(258)	613
Forfeited	(10,698)	1,000
Outstanding at August 1, 2015	223,228	$880	7.2
Options exercisable at end of fiscal year	72,631	$584	4.4

At August 1, 2015, the aggregate number of Co-Invest Options and time-vested options held by Retirement Eligible Optionees was 55,269 options and the recorded liability with respect to such options was $15.9 million.

Grant Date Fair Value of Stock Options.  At the date of grant, the stock option exercise price equals or exceeds the fair market value of Parent's common stock.  Because Parent is privately held and there is no public market for its common stock, the fair market value of Parent's common stock is determined by the Parent Board or the Compensation Committee, as applicable, at the time option grants are awarded (Level 3 determination of fair value).  In determining the fair market value of Parent's common stock, the Parent Board or the Compensation Committee, as applicable, considers such factors as any recent transactions involving Parent's common stock, the Company’s actual and projected financial results, the principal amount of the Company’s indebtedness, valuations of the Company performed by third parties and other factors it believes are material to the valuation process.

We use the Black-Scholes option-pricing model to determine the fair value of our options as of the date of grant. We used the following assumptions to estimate the fair value for stock options at grant date:

	Fiscal year ended	Thirty-nine weeks ended
	August 1, 2015	August 2, 2014
	(Successor)	(Successor)

Weighted average exercise price	$1,166	$1,000
Weighted term in years	5	5
Weighted average volatility	30.20%	45.12%
Risk-free interest rate	1.55% - 1.63%	1.39%
Dividend yield	—	—
Weighted average fair value	$343	$407

Expected volatility is based on estimates of implied volatility of our peer group.

NOTE 15. REVENUES

The following table represents our revenues by merchandise category as a percentage of revenues:

	Fiscal year ended	Thirty-nine weeks ended	Thirteen weeks ended	Fiscal year ended
	August 1, 2015	August 2, 2014	November 2, 2013	August 3, 2013
	(Successor)	(Successor)	(Predecessor)	(Predecessor)

Women’s Apparel	32%	30%	33%	31%
Women’s Shoes, Handbags and Accessories	28	28	27	27
Men’s Apparel and Shoes	12	12	11	12
Cosmetics and Fragrances	11	11	12	11
Designer and Precious Jewelry	10	11	10	12
Home Furnishings and Decor	5	6	5	5
Other	2	2	2	2
	100%	100%	100%	100%

NOTE 16. OTHER EXPENSES

Other expenses consists of the following components:

	Fiscal year ended	Thirty-nine weeks ended	Thirteen weeks ended	Fiscal year ended
	August 1, 2015	August 2, 2014	November 2, 2013	August 3, 2013
(in thousands)	(Successor)	(Successor)	(Predecessor)	(Predecessor)

Costs incurred in connection with the Acquisition:
Change-in-control cash payments due to Former Sponsors and management	$—	$—	$80,457	$—
Stock-based compensation for accelerated vesting of Predecessor stock options (including non-cash charges of $15.4 million)	—	51,510	—	—
Other, primarily professional fees	—	1,812	28,942	—
Total Acquisition transaction costs	—	53,322	109,399	—
MyTheresa transaction costs	19,414	2,050	—	—
Expenses incurred in connection with strategic initiatives	11,644	5,733	155	—
Expenses related to cyber-attack, net of insurance recovery	4,078	12,587	—	—
Equity in loss of Asian e-commerce retailer	—	3,613	1,523	13,125
Management fee due to Former Sponsors	—	—	2,823	10,000
Other expenses	4,338	4,775	—	—
Total	$39,474	$82,080	$113,900	$23,125

We discovered in January 2014 that malicious software (malware) was clandestinely installed on our computer systems. In fiscal year 2015 and the thirty-nine weeks ended August 2, 2014, we incurred investigative, legal and other expenses in connection with a cyber-attack. We expect to incur ongoing costs related to the cyber-attack for the foreseeable future. Such expenses are not currently estimable but could be material to our future results of operations.

In the third quarter of fiscal year 2014, we sold our prior investment in an Asian e-commerce retailer, which was previously accounted for under the equity method, for $35.0 million, which amount equaled the carrying value of our investment.

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

	August 1, 2015 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$53,162	$19,812	$—	$72,974
Merchandise inventories	—	970,295	184,549	—	1,154,844
Other current assets	—	138,966	18,082	(165)	156,883
Total current assets	—	1,162,423	222,443	(165)	1,384,701
Property and equipment, net	—	1,359,118	118,768	—	1,477,886
Intangible assets, net	—	625,937	2,972,625	—	3,598,562
Goodwill	—	1,611,365	661,118	—	2,272,483
Other assets	—	140,776	1,354	—	142,130
Intercompany notes receivable	—	150,028	—	(150,028)	—
Investments in subsidiaries	1,413,744	3,617,680	—	(5,031,424)	—
Total assets	$1,413,744	$8,667,327	$3,976,308	$(5,181,617)	$8,875,762
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$291,089	$51,910	$—	$342,999
Accrued liabilities	—	380,255	85,312	(165)	465,402
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	700,770	137,222	(165)	837,827
Long-term liabilities:
Long-term debt	—	4,681,309	—	—	4,681,309
Intercompany notes payable	—	—	150,028	(150,028)	—
Deferred income taxes	—	1,454,278	16,813	—	1,471,091
Other long-term liabilities	—	417,226	54,565	—	471,791
Total long-term liabilities	—	6,552,813	221,406	(150,028)	6,624,191
Total member equity	1,413,744	1,413,744	3,617,680	(5,031,424)	1,413,744
Total liabilities and member equity	$1,413,744	$8,667,327	$3,976,308	$(5,181,617)	$8,875,762

	August 2, 2014 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$195,004	$1,472	$—	$196,476
Merchandise inventories	—	953,936	115,696	—	1,069,632
Other current assets	—	131,894	11,772	—	143,666
Total current assets	—	1,280,834	128,940	—	1,409,774
Property and equipment, net	—	1,275,264	115,002	—	1,390,266
Intangible assets, net	—	708,125	2,944,859	—	3,652,984
Goodwill	—	1,669,364	479,263	—	2,148,627
Other assets	—	158,637	1,438	—	160,075
Investments in subsidiaries	1,432,594	3,560,258	—	(4,992,852)	—
Total assets	$1,432,594	$8,652,482	$3,669,502	$(4,992,852)	$8,761,726
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$343,783	$31,302	$—	$375,085
Accrued liabilities	—	375,640	76,532	—	452,172
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	748,849	107,834	—	856,683
Long-term liabilities:
Long-term debt	—	4,580,521	—	—	4,580,521
Deferred income taxes	—	1,540,076	—	—	1,540,076
Other long-term liabilities	—	350,442	1,410	—	351,852
Total long-term liabilities	—	6,471,039	1,410	—	6,472,449
Total member equity	1,432,594	1,432,594	3,560,258	(4,992,852)	1,432,594
Total liabilities and member equity	$1,432,594	$8,652,482	$3,669,502	$(4,992,852)	$8,761,726

	Fiscal year ended August 1, 2015 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$4,127,954	$967,133	$—	$5,095,087
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,677,767	627,711	—	3,305,478
Selling, general and administrative expenses (excluding depreciation)	—	975,259	186,816	—	1,162,075
Income from credit card program	—	(47,434)	(5,335)	—	(52,769)
Depreciation expense	—	163,737	21,813	—	185,550
Amortization of intangible assets and favorable lease commitments	—	82,185	55,095	—	137,280
Other expenses	—	31,881	7,593	—	39,474
Operating earnings	—	244,559	73,440	—	317,999
Interest expense, net	—	287,776	2,147	—	289,923
Intercompany royalty charges (income)	—	148,678	(148,678)	—	—
Foreign currency loss (gain)	—	—	18,351	(18,351)	—
Equity in loss (earnings) of subsidiaries	(14,949)	(208,540)	—	223,489	—
Earnings (loss) before income taxes	14,949	16,645	201,620	(205,138)	28,076
Income tax expense (benefit)	—	15,023	(6,920)	5,024	13,127
Net earnings (loss)	$14,949	$1,622	$208,540	$(210,162)	$14,949
Total other comprehensive earnings (loss), net of tax	(33,799)	(16,913)	(3,558)	20,471	(33,799)
Total comprehensive earnings (loss)	$(18,850)	$(15,291)	$204,982	$(189,691)	$(18,850)

	Thirty-nine weeks ended August 2, 2014 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,103,810	$606,383	$—	$3,710,193
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,164,309	398,679	—	2,562,988
Selling, general and administrative expenses (excluding depreciation)	—	724,085	110,921	—	835,006
Income from credit card program	—	(36,795)	(3,877)	—	(40,672)
Depreciation expense	—	100,097	13,237	—	113,334
Amortization of intangible assets and favorable lease commitments	—	107,450	41,176	—	148,626
Other expenses	—	78,467	3,613	—	82,080
Operating earnings (loss)	—	(33,803)	42,634	—	8,831
Interest expense, net	—	232,739	—	—	232,739
Intercompany royalty charges (income)	—	106,783	(106,783)	—	—
Equity in loss (earnings) of subsidiaries	134,083	(149,417)	—	15,334	—
Earnings (loss) before income taxes	(134,083)	(223,908)	149,417	(15,334)	(223,908)
Income tax benefit	—	(89,825)	—	—	(89,825)
Net earnings (loss)	$(134,083)	$(134,083)	$149,417	$(15,334)	$(134,083)
Total other comprehensive earnings (loss), net of tax	(17,429)	(17,429)	—	17,429	(17,429)
Total comprehensive earnings (loss)	$(151,512)	$(151,512)	$149,417	$2,095	$(151,512)

	Thirteen weeks ended November 2, 2013 (Predecessor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$926,436	$202,702	$—	$1,129,138
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	568,665	116,743	—	685,408
Selling, general and administrative expenses (excluding depreciation)	—	229,935	36,453	—	266,388
Income from credit card program	—	(13,271)	(1,382)	—	(14,653)
Depreciation expense	—	31,057	3,182	—	34,239
Amortization of intangible assets and favorable lease commitments	—	8,773	2,947	—	11,720
Other expenses	—	112,377	1,523	—	113,900
Operating earnings (loss)	—	(11,100)	43,236	—	32,136
Interest expense, net	—	37,315	—	—	37,315
Intercompany royalty charges (income)	—	32,907	(32,907)	—	—
Equity in loss (earnings) of subsidiaries	13,098	(76,143)	—	63,045	—
Earnings (loss) before income taxes	(13,098)	(5,179)	76,143	(63,045)	(5,179)
Income tax expense	—	7,919	—	—	7,919
Net earnings (loss)	$(13,098)	$(13,098)	$76,143	$(63,045)	$(13,098)
Total other comprehensive earnings (loss), net of tax	1,324	1,324	—	(1,324)	1,324
Total comprehensive earnings (loss)	$(11,774)	$(11,774)	$76,143	$(64,369)	$(11,774)

	Fiscal year ended August 3, 2013 (Predecessor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,875,580	$772,669	$—	$4,648,249
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,500,640	494,723	—	2,995,363
Selling, general and administrative expenses (excluding depreciation)	—	911,850	135,946	—	1,047,796
Income from credit card program	—	(48,635)	(4,738)	—	(53,373)
Depreciation expense	—	127,606	13,909	—	141,515
Amortization of intangible assets and favorable lease commitments	—	35,092	12,344	—	47,436
Other expenses	—	10,000	13,125	—	23,125
Operating earnings	—	339,027	107,360	—	446,387
Interest expense, net	—	168,952	3	—	168,955
Intercompany royalty charges (income)	—	130,459	(130,459)	—	—
Equity in loss (earnings) of subsidiaries	(163,699)	(237,816)	—	401,515	—
Earnings (loss) before income taxes	163,699	277,432	237,816	(401,515)	277,432
Income tax expense	—	113,733	—	—	113,733
Net earnings (loss)	$163,699	$163,699	$237,816	$(401,515)	$163,699
Total other comprehensive earnings (loss), net of tax	41,263	41,263	—	(41,263)	41,263
Total comprehensive earnings (loss)	$204,962	$204,962	$237,816	$(442,778)	$204,962

	Fiscal year ended August 1, 2015 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$14,949	$1,622	$208,540	$(210,162)	$14,949
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	270,482	76,908	—	347,390
Deferred income taxes	—	(62,143)	(7,593)	—	(69,736)
Non-cash charges related to acquisitions	—	—	13,994	—	13,994
Other	—	(5,430)	21,548	(13,327)	2,791
Intercompany royalty income payable (receivable)	—	148,678	(148,678)	—	—
Equity in loss (earnings) of subsidiaries	(14,949)	(208,540)	—	223,489	—
Changes in operating assets and liabilities, net	—	11,467	(92,470)	—	(81,003)
Net cash provided by operating activities	—	156,136	72,249	—	228,385
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	—	(248,286)	(22,182)	—	(270,468)
Acquisition of MyTheresa	—	—	(181,727)	—	(181,727)
Net cash used for investing activities	—	(248,286)	(203,909)	—	(452,195)
CASH FLOWS - FINANCING ACTIVITIES
Borrowings under Asset-Based Revolving Credit Facility	—	530,000	—	—	530,000
Repayment of borrowings	—	(429,427)	—	—	(429,427)
Intercompany notes payable (receivable)	—	(150,000)	150,000	—	—
Debt issuance costs paid	—	(265)	—	—	(265)
Net cash provided by (used for) financing activities	—	(49,692)	150,000	—	100,308
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	(141,842)	18,340	—	(123,502)
Beginning balance	—	195,004	1,472	—	196,476
Ending balance	$—	$53,162	$19,812	$—	$72,974

	Acquisition and Thirty-nine weeks ended August 2, 2014 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$(134,083)	$(134,083)	$149,417	$(15,334)	$(134,083)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	224,664	54,413	—	279,077
Loss on debt extinguishment	—	7,882	—	—	7,882
Deferred income taxes	—	(117,874)	—	—	(117,874)
Non-cash charges related to the Acquisition	—	145,062	—	—	145,062
Other	—	4,878	3,666	—	8,544
Intercompany royalty income payable (receivable)	—	106,783	(106,783)	—	—
Equity in loss (earnings) of subsidiaries	134,083	(149,417)	—	15,334	—
Changes in operating assets and liabilities, net	—	216,411	(121,634)	—	94,777
Net cash provided by (used for) operating activities	—	304,306	(20,921)	—	283,385
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(124,321)	(13,686)	—	(138,007)
Acquisition of Neiman Marcus Group LTD LLC	—	(3,388,585)	—	—	(3,388,585)
Investment in Asian e-commerce retailer	—	—	35,000	—	35,000
Net cash provided by (used for) investing activities	—	(3,512,906)	21,314	—	(3,491,592)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Asset-Based Revolving Credit Facility	—	170,000	—	—	170,000
Borrowings under Senior Secured Term Loan Facility	—	2,950,000	—	—	2,950,000
Borrowings under Cash Pay Notes	—	960,000	—	—	960,000
Borrowings under PIK Toggle Notes	—	600,000	—	—	600,000
Repayment of borrowings	—	(2,770,185)	—	—	(2,770,185)
Debt issuance costs paid	—	(178,606)	—	—	(178,606)
Cash equity contributions	—	1,557,350	—	—	1,557,350
Net cash provided by financing activities	—	3,288,559	—	—	3,288,559
CASH AND CASH EQUIVALENTS
Increase during the period	—	79,959	393	—	80,352
Beginning balance	—	115,045	1,079	—	116,124
Ending balance	$—	$195,004	$1,472	$—	$196,476

	Thirteen weeks ended November 2, 2013 (Predecessor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$(13,098)	$(13,098)	$76,143	$(63,045)	$(13,098)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	42,296	6,129	—	48,425
Deferred income taxes	—	(6,326)	—	—	(6,326)
Other	—	5,068	1,457	—	6,525
Intercompany royalty income payable (receivable)	—	32,907	(32,907)	—	—
Equity in loss (earnings) of subsidiaries	13,098	(76,143)	—	63,045	—
Changes in operating assets and liabilities, net	—	21,469	(44,684)	—	(23,215)
Net cash provided by operating activities	—	6,173	6,138	—	12,311
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(30,051)	(5,908)	—	(35,959)
Net cash used for investing activities	—	(30,051)	(5,908)	—	(35,959)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Former Asset-Based Revolving Credit Facility	—	130,000	—	—	130,000
Repayment of borrowings	—	(126,904)	—	—	(126,904)
Net cash provided by financing activities	—	3,096	—	—	3,096
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	(20,782)	230	—	(20,552)
Beginning balance	—	135,827	849	—	136,676
Ending balance	$—	$115,045	$1,079	$—	$116,124

	Fiscal year ended August 3, 2013 (Predecessor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$163,699	$163,699	$237,816	$(401,515)	$163,699
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	171,102	26,253	—	197,355
Loss on debt extinguishment	—	15,597	—	—	15,597
Deferred income taxes	—	(19,439)	—	—	(19,439)
Other	—	5,785	12,973	—	18,758
Intercompany royalty income payable (receivable)	—	130,459	(130,459)	—	—
Equity in loss (earnings) of subsidiaries	(163,699)	(237,816)	—	401,515	—
Changes in operating assets and liabilities, net	—	95,260	(121,871)	—	(26,611)
Net cash provided by operating activities	—	324,647	24,712	—	349,359
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	—	(131,697)	(14,808)	—	(146,505)
Investment in Asian e-commerce retailer	—	—	(10,000)	—	(10,000)
Net cash used for investing activities	—	(131,697)	(24,808)	—	(156,505)
CASH FLOWS - FINANCING ACTIVITIES
Borrowings under Former Asset-Based Revolving Credit Facility	—	100,000	—	—	100,000
Borrowings under Former Senior Secured Term Loan Facility	—	500,000	—	—	500,000
Repayment of borrowings	—	(695,668)	—	—	(695,668)
Debt issuance costs paid	—	(9,763)	—	—	(9,763)
Net cash used for financing activities	—	(105,431)	—	—	(105,431)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	87,519	(96)	—	87,423
Beginning balance	—	48,308	945	—	49,253
Ending balance	$—	$135,827	$849	$—	$136,676

NOTE 18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Fiscal year 2015 (Successor)
(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$1,186.5	$1,521.8	$1,220.1	$1,166.7	$5,095.1
Gross profit (1)	458.1	502.7	465.1	363.7	1,789.6
Net earnings (loss)	0.2	27.8	19.8	(32.9)	14.9

	Fiscal year 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Predecessor)	(Successor)	(Successor)	(Successor)

Revenues	$1,129.1	$1,432.8	$1,164.7	$1,112.7	$4,839.3
Gross profit (1)	443.7	379.9	415.8	351.5	1,590.9
Net loss (2)	(13.1)	(84.0)	(8.0)	(42.1)	(147.2)

(1)	Gross profit includes revenues less cost of goods sold including buying and occupancy costs (excluding depreciation).

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

NEIMAN MARCUS GROUP LTD LLC

		By:	/s/ DONALD T. GRIMES
Donald T. Grimes Executive Vice President, Chief Operating Officer and Chief Financial Officer

Dated:	September 22, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KAREN W. KATZ	President and Chief Executive Officer, Director	September 22, 2015
Karen W. Katz	(principal executive officer)

/s/ DONALD T. GRIMES	Executive Vice President, Chief Operating Officer and Chief Financial Officer (principal financial officer)	September 22, 2015
Donald T. Grimes

/s/ T. DALE STAPLETON	Senior Vice President and Chief Accounting Officer (principal accounting officer)	September 22, 2015
T. Dale Stapleton

/s/ DAVID KAPLAN	Chairman of the Board	September 22, 2015
David Kaplan

/s/ NORA AUFREITER	Director	September 22, 2015
Nora Aufreiter

/s/ NORMAN AXELROD	Director	September 22, 2015
Norman Axelrod

/s/ PHILIPPE BOURGUIGNON	Director	September 22, 2015
Philippe Bourguignon

/s/ ADAM BROTMAN	Director	September 22, 2015
Adam Brotman

/s/ SHANE FEENEY	Director	September 22, 2015
Shane Feeney

/s/ SCOTT NISHI	Director	September 22, 2015
Scott Nishi

/s/ ADAM STEIN	Director	September 22, 2015
Adam Stein

SCHEDULE II

NEIMAN MARCUS GROUP LTD LLC
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

Three years ended August 1, 2015

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Reserve for estimated sales returns

Year ended August 1, 2015 (Successor)	$38,869	$953,238	$—	$(948,061)	(A)	$44,046

Thirty-nine weeks ended August 2, 2014 (Successor)	$53,741	$597,721	$—	$(612,593)	(A)	$38,869

Thirteen weeks ended November 2, 2013 (Predecessor)	$37,370	$196,601	$—	$(180,230)	(A)	$53,741

Year ended August 3, 2013 (Predecessor)	$34,015	$739,968	$—	$(736,613)	(A)	$37,370

Reserves for self-insurance

Year ended August 1, 2015 (Successor)	$38,732	$76,306	$—	$(77,095)	(B)	$37,943

Thirty-nine weeks ended August 2, 2014 (Successor)	$36,632	$58,064	$—	$(55,964)	(B)	$38,732

Thirteen weeks ended November 2, 2013 (Predecessor)	$37,626	$17,380	$—	$(18,374)	(B)	$36,632

Year ended August 3, 2013 (Predecessor)	$36,187	$74,643	$—	$(73,204)	(B)	$37,626

(A)                               Gross margin on actual sales returns, net of commissions.

(B)                               Claims and expenses paid, net of employee contributions.