Form 10-Q
period 2015-10-31
Neiman Marcus Group LTD LLC
filed 2015-12-14
CIK 1358651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2015

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

NEIMAN MARCUS GROUP LTD LLC

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except units)	October 31, 2015	August 1, 2015	November 1, 2014

ASSETS
Current assets:
Cash and cash equivalents	$58,582	$72,974	$81,577
Merchandise inventories	1,350,377	1,154,844	1,280,752
Deferred income taxes	40,393	30,714	37,081
Other current assets	129,401	126,169	107,296
Total current assets	1,578,753	1,384,701	1,506,706

Property and equipment, net	1,504,390	1,477,886	1,409,144
Intangible assets, net	3,569,650	3,598,562	3,696,979
Goodwill	2,272,571	2,272,483	2,292,626
Other assets	134,493	142,130	155,331
Total assets	$9,059,857	$8,875,762	$9,060,786

LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$323,237	$342,999	$372,616
Accrued liabilities	468,653	465,402	475,299
Current portion of long-term debt	29,426	29,426	29,426
Total current liabilities	821,316	837,827	877,341

Long-term liabilities:
Long-term debt	4,884,005	4,681,309	4,803,218
Deferred income taxes	1,463,766	1,471,091	1,538,082
Other long-term liabilities	487,236	471,791	412,456
Total long-term liabilities	6,835,007	6,624,191	6,753,756

Membership unit (1 unit issued and outstanding at October 31, 2015, August 1, 2015 and November 1, 2014)	—	—	—
Member capital	1,584,106	1,584,106	1,584,106
Accumulated other comprehensive loss	(50,900)	(51,228)	(20,530)
Accumulated deficit	(129,672)	(119,134)	(133,887)
Total member equity	1,403,534	1,413,744	1,429,689
Total liabilities and member equity	$9,059,857	$8,875,762	$9,060,786

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Thirteen weeks ended
(in thousands)	October 31, 2015	November 1, 2014

Revenues	$1,164,900	$1,186,492
Cost of goods sold including buying and occupancy costs (excluding depreciation)	736,074	728,394
Selling, general and administrative expenses (excluding depreciation)	285,342	286,317
Income from credit card program	(13,287)	(14,123)
Depreciation expense	55,890	43,508
Amortization of intangible assets	15,353	36,017
Amortization of favorable lease commitments	13,612	13,494
Other expenses	17,098	19,800

Operating earnings	54,818	73,085

Interest expense, net	71,685	72,610

Earnings (loss) before income taxes	(16,867)	475

Income tax expense (benefit)	(6,329)	279

Net earnings (loss)	$(10,538)	$196

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Thirteen weeks ended
(in thousands)	October 31, 2015	November 1, 2014

Net earnings (loss)	$(10,538)	$196

Other comprehensive earnings (loss):
Foreign currency translation adjustments, net of tax	116	—
Change in unrealized loss on financial instruments, net of tax	823	(1,191)
Change in unrealized loss on unfunded benefit obligations, net of tax	(611)	(1,910)
Total other comprehensive earnings (loss)	328	(3,101)

Total comprehensive loss	$(10,210)	$(2,905)

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Thirteen weeks ended
(in thousands)	October 31, 2015	November 1, 2014

CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$(10,538)	$196
Adjustments to reconcile net earnings (loss) to net cash used for operating activities:
Depreciation and amortization expense	90,998	99,150
Deferred income taxes	(17,201)	(25,596)
Other	4,293	3,539
	67,552	77,289
Changes in operating assets and liabilities, excluding net assets acquired:
Merchandise inventories	(195,448)	(169,264)
Other current assets	(3,208)	1,885
Other assets	1,373	(852)
Accounts payable and accrued liabilities	(21,622)	(10,702)
Deferred real estate credits	9,267	2,420
Net cash used for operating activities	(142,086)	(99,224)

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(74,950)	(56,361)
Acquisition of MyTheresa	—	(181,727)
Net cash used for investing activities	(74,950)	(238,088)

CASH FLOWS - FINANCING ACTIVITIES
Borrowings under senior secured asset-based revolving credit facility	250,000	230,000
Repayment of borrowings under senior secured asset-based revolving credit facility	(40,000)	—
Repayment of borrowings under senior secured term loan facility	(7,356)	(7,357)
Debt issuance costs paid	—	(230)
Net cash provided by financing activities	202,644	222,413

CASH AND CASH EQUIVALENTS
Decrease during the period	(14,392)	(114,899)
Beginning balance	72,974	196,476
Ending balance	$58,582	$81,577

Supplemental Schedule of Cash Flow Information
Cash paid during the period for:
Interest	$98,470	$97,825
Income taxes	$3,527	$255
Non-cash activities:
Contingent earn-out obligation incurred in connection with acquisition of MyTheresa	$—	$50,043
See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.              Basis of Presentation

Neiman Marcus Group LTD LLC (the Company) is a luxury omni-channel retailer conducting store and online operations principally under the Neiman Marcus, Bergdorf Goodman and MyTheresa brand names.  References to “we,” “our” and “us” are used to refer to the Company or collectively to the Company and its subsidiaries, as appropriate to the context.

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

The accompanying Condensed Consolidated Financial Statements set forth financial information of the Company and its subsidiaries on a consolidated basis.  All significant intercompany accounts and transactions have been eliminated.

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  All references to (i) the first quarter of fiscal year 2016 relate to the thirteen weeks ended October 31, 2015 and (ii) the first quarter of fiscal year 2015 relate to the thirteen weeks ended November 1, 2014.

We have prepared the accompanying Condensed Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended.  Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended August 1, 2015.  In our opinion, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the applicable interim periods.

The luxury retail industry is seasonal in nature, with higher sales typically generated in the fall and holiday selling seasons.  Due to seasonal and other factors, the results of operations for the first quarter of fiscal year 2016 are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

A detailed description of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended August 1, 2015.

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

We believe the following critical accounting policies, among others, encompass the more significant estimates, assumptions and judgments used in the preparation of the accompanying Condensed Consolidated Financial Statements:

•	allocation of the price paid to acquire MyTheresa to our assets and liabilities as of the acquisition date (as more fully described in Note 2);

•	recognition of revenues;

•
valuation of merchandise inventories, including determination of original retail values, recognition of markdowns and vendor allowances, estimation of inventory shrinkage and determination of cost of goods sold;

•	determination of impairment of intangible and long-lived assets;

•	measurement of liabilities related to our loyalty program;

•	recognition of income taxes; and

•	measurement of accruals for general liability, workers’ compensation and health insurance claims and pension and postretirement health care benefits.
Segments. We conduct our specialty retail store and online operations on an omni-channel basis. As our store and online operations have similar economic characteristics, products, services and customers, our operations constitute a single omni-channel reportable segment.

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (FASB) issued guidance to clarify the principles for revenue recognition. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most recent revenue recognition guidance. This new guidance is effective for us no earlier than the first quarter of fiscal year 2019 using one of two retrospective application methods. We are currently evaluating which application method to adopt and the impact of adopting this new accounting guidance on our Condensed Consolidated Financial Statements.

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

The accompanying Condensed Consolidated Balance Sheet as of November 1, 2014 has been recast to reflect the final purchase accounting adjustments reflected in our Condensed Consolidated Balance Sheet as of August 1, 2015. MyTheresa results of operations are included in our condensed consolidated results of operations beginning in the second quarter of fiscal year 2015.

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
The following table shows the Company’s financial assets that are required to be measured at fair value on a recurring basis in our Condensed Consolidated Balance Sheets:

(in thousands)	Fair Value Hierarchy	October 31, 2015	August 1, 2015	November 1, 2014

Other long-term assets:
Interest rate caps	Level 2	$—	$21	$529

Other long-term liabilities:
Contingent earn-out obligation	Level 3	$53,809	$51,251	$50,043

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

The carrying values of cash and cash equivalents, credit card receivables and accounts payable approximate fair value due to their short-term nature.  We determine the fair value of our long-term debt on a non-recurring basis, which results are summarized as follows:

		October 31, 2015		August 1, 2015		November 1, 2014
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt:
Asset-Based Revolving Credit Facility	Level 2	$340,000	$340,000	$130,000	$130,000	$230,000	$230,000
Senior Secured Term Loan Facility	Level 2	2,891,129	2,824,286	2,898,485	2,887,616	2,920,555	2,887,699
Cash Pay Notes	Level 2	960,000	999,600	960,000	1,021,200	960,000	1,027,200
PIK Toggle Notes	Level 2	600,000	626,220	600,000	639,120	600,000	643,500
2028 Debentures	Level 2	122,302	126,250	122,250	124,531	122,089	129,094

We estimated the fair value of long-term debt using (i) prevailing market rates for debt of similar remaining maturities and credit risk for the senior secured asset-based revolving credit facility (as amended, the Asset-Based Revolving Credit Facility) and the senior secured term loan facility (as amended, the Senior Secured Term Loan Facility and, together with the Asset-Based Revolving Credit Facility, the Senior Secured Credit Facilities) and (ii) quoted market prices of the same or similar issues for the $960.0 million aggregate principal amount of 8.00% Senior Cash Pay Notes due 2021 (the Cash Pay Notes), the $600.0 million aggregate principal amount of 8.75%/9.50% Senior PIK Toggle Notes due 2021 (the PIK Toggle Notes) and the $125.0 million aggregate principal amount of 7.125% Debentures due 2028 (the 2028 Debentures and, together with the Cash Pay Notes and the PIK Toggle Notes, the Notes).

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

4.     Intangible Assets, Net and Goodwill

(in thousands)	October 31, 2015	August 1, 2015	November 1, 2014

Favorable lease commitments, net	$1,026,828	$1,040,440	$1,081,273
Other definite-lived intangible assets, net	505,928	521,275	570,254
Tradenames	2,036,894	2,036,847	2,045,452
Intangible assets, net	$3,569,650	$3,598,562	$3,696,979

Goodwill	$2,272,571	$2,272,483	$2,292,626

Intangible Assets Subject to Amortization. Our definite-lived intangible assets, which primarily consist of customer lists, are amortized using accelerated methods which reflect the pattern in which we receive the economic benefit of the asset, currently estimated at six to 16 years (weighted average life of 13 years from the respective acquisition dates).  Favorable lease commitments are amortized straight-line over the remaining lives of the leases, ranging from two to 55 years (weighted average life of 30 years from the respective acquisition dates).

Total amortization of all intangible assets recorded in connection with acquisitions for the current and next five fiscal years is currently estimated as follows (in thousands):

November 1, 2015 through July 30, 2016	$82,716
2017	105,701
2018	99,755
2019	96,631
2020	89,970
2021	84,027

At October 31, 2015, accumulated amortization was $206.2 million for other definite-lived intangible assets and $108.7 million for favorable lease commitments.

Indefinite-lived Intangible Assets and Goodwill.  Indefinite-lived intangible assets, such as our Neiman Marcus, Bergdorf Goodman and MyTheresa tradenames and goodwill, are not subject to amortization.  Rather, we assess the recoverability of indefinite-lived intangible assets and goodwill in the fourth quarter of each fiscal year and upon the occurrence of certain events.

5.              Long-term Debt

The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	October 31, 2015	August 1, 2015	November 1, 2014

Asset-Based Revolving Credit Facility	variable	$340,000	$130,000	$230,000
Senior Secured Term Loan Facility	variable	2,891,129	2,898,485	2,920,555
Cash Pay Notes	8.00%	960,000	960,000	960,000
PIK Toggle Notes	8.75%/9.50%	600,000	600,000	600,000
2028 Debentures	7.125%	122,302	122,250	122,089
Total debt		4,913,431	4,710,735	4,832,644
Less: current portion of Senior Secured Term Loan Facility		(29,426)	(29,426)	(29,426)
Long-term debt		$4,884,005	$4,681,309	$4,803,218
Asset-Based Revolving Credit Facility.  On October 25, 2013, Neiman Marcus Group LTD LLC entered into a credit agreement and related security and other agreements for the Asset-Based Revolving Credit Facility. At October 31, 2015, the Asset-Based Revolving Credit Facility provided for a maximum committed borrowing capacity of $900.0 million. The Asset-Based Revolving Credit Facility matures on October 25, 2018.  On October 31, 2015, we had $340.0 million of borrowings outstanding under this facility, no outstanding letters of credit and $470.0 million of unused borrowing availability.

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

At October 31, 2015, borrowings under the Asset-Based Revolving Credit Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Deutsche Bank AG New York Branch (the administrative agent), (2) the federal funds effective rate plus ½ of 1.00% and (3) the adjusted one-month LIBOR plus 1.00% or (b) LIBOR, subject to certain adjustments, in each case plus an applicable margin (1.25% at October 31, 2015).  The applicable margin is up to 0.75% with respect to base rate borrowings and up to 1.75% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on the average historical excess availability under the Asset-Based Revolving Credit Facility. The weighted average interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 1.45% at October 31, 2015.  In addition, we are required to pay a commitment fee in respect of unused commitments at a rate of 0.25% per annum.  We must also pay customary letter of credit fees and agency fees.

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

The Asset-Based Revolving Credit Facility is guaranteed by Holdings and each of our current and future direct and indirect wholly owned subsidiaries (subsidiary guarantors) other than (a) unrestricted subsidiaries, (b) certain immaterial subsidiaries, (c) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (d) certain holding companies of foreign subsidiaries, (e) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (f) any subsidiary that is prohibited by applicable law or contractual obligation from acting as a guarantor or which would require governmental approval to provide a guarantee. At October 31, 2015, the assets of non-guarantor subsidiaries, primarily NMG Germany GmbH (through which we conduct the operations of MyTheresa), were $266.5 million, or 2.9% of consolidated total assets. All obligations under the Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of Holdings, the Company and the subsidiary guarantors.
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
For a more detailed description of the Asset-Based Revolving Credit Facility, refer to Note 8 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 1, 2015.

Senior Secured Term Loan Facility.  On October 25, 2013, Neiman Marcus Group LTD LLC entered into a credit agreement and related security and other agreements for the $2,950.0 million Senior Secured Term Loan Facility. At October 31, 2015 (after giving effect to the Refinancing Amendment described below), the outstanding balance under the Senior Secured Term Loan Facility was $2,891.1 million. The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

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

At October 31, 2015, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Credit Suisse AG (the administrative agent), (2) the federal funds effective rate plus ½ of 1.00% and (3) the adjusted one-month LIBOR plus 1.00%, or (b) an adjusted LIBOR (for a period equal to the relevant interest period, and in any event, never less than 1.00%), subject to certain adjustments, in each case plus an applicable margin.  The applicable margin is up to 2.25% with respect to base rate borrowings and up to 3.25%

with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on our senior secured first lien net leverage ratio.  The applicable margin with respect to outstanding LIBOR borrowings was 3.25% at October 31, 2015.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.25% at October 31, 2015.

Subject to certain exceptions and reinvestment rights, the Senior Secured Term Loan Facility requires that 100% of the net cash proceeds from certain asset sales and debt issuances and 50% (which percentage will be reduced to 25% if our senior secured first lien net leverage ratio, as defined in the credit agreement governing the Senior Secured Term Loan Facility, is equal to or less than 4.0 to 1.0 but greater than 3.5 to 1.0 and will be reduced to 0% if our senior secured first lien net leverage ratio is equal to or less than 3.5 to 1.0) from excess cash flow, as defined in the credit agreement governing the Senior Secured Term Loan Facility, for each of our fiscal years (commencing with the period ended July 26, 2015) must be used to prepay outstanding term loans under the Senior Secured Term Loan Facility at 100% of the principal amount to be prepaid, plus accrued and unpaid interest. We were not required to prepay any outstanding term loans pursuant to the annual excess cash flow requirements for fiscal year 2015.

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

The Senior Secured Term Loan Facility is guaranteed by Holdings and each of our current and future subsidiary guarantors other than (a) unrestricted subsidiaries, (b) certain immaterial subsidiaries, (c) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (d) certain holding companies of foreign subsidiaries, (e) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (f) any subsidiary that is prohibited by applicable law or contractual obligation from acting as a guarantor or which would require governmental approval to provide a guarantee. At October 31, 2015, the assets of non-guarantor subsidiaries, primarily NMG Germany GmbH (through which we conduct the operations of MyTheresa), were $266.5 million, or 2.9% of consolidated total assets. All obligations under the Senior Secured Term Loan Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Holdings, the Company and the subsidiary guarantors.
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
For a more detailed description of the Senior Secured Term Loan Facility, refer to Note 8 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 1, 2015.

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

For a more detailed description of the Cash Pay Notes, refer to Note 8 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 1, 2015.

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

For a more detailed description of the PIK Toggle Notes, refer to Note 8 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 1, 2015.

2028 Debentures.  NMG has outstanding $125.0 million aggregate principal amount of our 7.125% Senior Debentures due 2028.  The 2028 Debentures are secured by a first lien security interest on certain collateral subject to liens granted under the Senior Secured Credit Facilities.  The 2028 Debentures are guaranteed on an unsecured, senior basis by the Company.  The guarantee is full and unconditional.  At October 31, 2015, our non-guarantor subsidiaries consisted principally of Bergdorf Goodman, Inc., through which we conduct the operations of our Bergdorf Goodman stores, NM Nevada Trust, which holds legal title to certain real property and intangible assets used by us in conducting our operations, and NMG Germany GmbH, through which we conduct the operations of MyTheresa.  The 2028 Debentures include certain restrictive covenants and a cross-acceleration provision in respect of any other indebtedness that has an aggregate principal amount exceeding $15.0 million.  The 2028 Debentures mature on June 1, 2028.

For a more detailed description of the 2028 Debentures, refer to Note 8 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 1, 2015.

Maturities of Long-term Debt.  At October 31, 2015, annual maturities of long-term debt during the current and next five fiscal years and thereafter are as follows (in millions):

November 1, 2015 through July 30, 2016	$22.1
2017	29.4
2018	29.4
2019	369.4
2020	29.4
2021	2,751.4
Thereafter	1,682.3

The previous table does not reflect future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

Interest Expense.  The significant components of interest expense are as follows:

	Thirteen weeks ended
(in thousands)	October 31, 2015	November 1, 2014

Asset-Based Revolving Credit Facility	$874	$230
Senior Secured Term Loan Facility	31,169	31,579
Cash Pay Notes	19,200	19,200
PIK Toggle Notes	13,125	13,125
2028 Debentures	2,227	2,227
Amortization of debt issue costs	6,143	6,131
Other, net	(1,053)	118
Interest expense, net	$71,685	$72,610

6.              Derivative Financial Instruments

At October 31, 2015, we had outstanding floating rate debt obligations of $3,231.1 million. In April 2014, we entered into interest rate cap agreements (at a cost of $2.0 million) for an aggregate notional amount of $1,400.0 million to hedge the variability of our cash flows related to a portion of our floating rate indebtedness. The interest rate cap agreements effectively cap LIBOR at 3.00% from December 2014 through December 2016 with respect to the $1,400.0 million notional amount of such agreements. In the event LIBOR is less than 3.00%, we will pay interest at the lower LIBOR rate. In the event LIBOR is higher than 3.00%, we will pay interest at the capped rate of 3.00%. On October 31, 2015, the fair value of our interest rate caps was negligible.
Gains and losses realized due to the expiration of applicable portions of the interest rate caps are reclassified to interest expense at the time our quarterly interest payments are made. No gains or losses were realized in the first quarter of fiscal years 2016 or 2015.

7.              Income Taxes

Our effective income tax rates are as follows:

	Thirteen weeks ended
	October 31, 2015	November 1, 2014

Effective income tax rate	37.5%	58.7%

Our effective income tax rate on the loss for the first quarter of fiscal year 2016 exceeded the federal statutory tax rate of 35.0% due primarily to state income taxes. Our effective income tax rate on the earnings for the first quarter of fiscal year 2015 exceeded the federal statutory tax rate due primarily to the non-deductible portion of transaction and other costs incurred in connection with the MyTheresa acquisition and state income taxes.

At October 31, 2015, the gross amount of unrecognized tax benefits was $2.0 million ($1.3 million of which would impact our effective tax rate, if recognized).  We classify interest and penalties as a component of income tax expense and our liability for accrued interest and penalties was $4.9 million at October 31, 2015, $4.8 million at August 1, 2015 and $5.2 million at November 1, 2014.

We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions.  The Internal Revenue Service (IRS) is currently auditing our fiscal year 2012 and short-year 2013 federal income tax returns. With respect to state, local and foreign jurisdictions, with limited exceptions, we are no longer subject to income tax audits for fiscal years before 2011.  We believe our recorded tax liabilities as of October 31, 2015 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

Subsequent to the Acquisition, Parent and its subsidiaries, including the Company, file U.S. federal income taxes as a consolidated group.  The Company has elected to be treated as a corporation for U.S. federal income tax purposes and all operations of Parent are conducted through Holdings and its subsidiaries, including the Company. Income taxes incurred by Parent are reflected by the Company and its subsidiaries in the preparation of our Condensed Consolidated Financial Statements. There are no differences between the Company's and Parent's current and deferred income taxes.

8.              Employee Benefit Plans

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
Obligations for our employee benefit plans, included in other long-term liabilities, are as follows:

(in thousands)	October 31, 2015	August 1, 2015	November 1, 2014

Pension Plan	$219,865	$218,612	$197,062
SERP Plan	110,050	111,157	109,803
Postretirement Plan	9,058	9,121	10,932
	338,973	338,890	317,797
Less: current portion	(6,016)	(6,724)	(5,814)
Long-term portion of benefit obligations	$332,957	$332,166	$311,983

Funding Policy and Plan Status.  Our policy is to fund the Pension Plan at or above the minimum level required by law.  In fiscal year 2015, we were not required to make contributions to the Pension Plan. As of October 31, 2015, we do not believe we will be required to make contributions to the Pension Plan for fiscal year 2016.  We will continue to evaluate voluntary contributions to our Pension Plan based upon the unfunded position of the Pension Plan, our available liquidity and other factors.

Cost of Benefits. The components of the expenses we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Thirteen weeks ended
(in thousands)	October 31, 2015	November 1, 2014

Pension Plan:
Interest cost	$5,429	$6,382
Expected return on plan assets	(5,807)	(6,234)
Pension Plan expense (income)	$(378)	$148

SERP Plan:
Interest cost	$892	$1,126
SERP Plan expense	$892	$1,126

Postretirement Plan:
Service cost	$1	$3
Interest cost	71	113
Net amortization of gains	(146)	(93)
Postretirement Plan expense (income)	$(74)	$23

9.       Commitments and Contingencies

Employment and Consumer Class Actions Litigation.  On April 30, 2010, a Class Action Complaint for Injunction and Equitable Relief was filed against the Company, Newton Holding, LLC, TPG Capital, L.P. and Warburg Pincus LLC in the U.S. District Court for the Central District of California by Sheila Monjazeb, individually and on behalf of other members of the general public similarly situated. On July 12, 2010, all defendants except for the Company were dismissed without prejudice, and on August 20, 2010, this case was dismissed by Ms. Monjazeb and refiled in the Superior Court of California for San Francisco County. This complaint, along with a similar class action lawsuit originally filed by Bernadette Tanguilig in 2007, sought monetary and injunctive relief and alleged that the Company has engaged in various violations of the California Labor Code and Business and Professions Code, including without limitation, by (i) asking employees to work “off the clock,” (ii) failing to provide meal and rest breaks to its employees, (iii) improperly calculating deductions on paychecks delivered to its employees and (iv) failing to provide a chair or allow employees to sit during shifts. The Monjazeb and Tanguilig class actions were deemed “related” cases and were then brought before the same trial court judge.  On October 24, 2011, the court granted the Company’s motion to compel Ms. Monjazeb and Juan Carlos Pinela (a co-plaintiff in the Tanguilig case) to arbitrate their individual claims in accordance with the Company’s Mandatory Arbitration Agreement, foreclosing their ability to pursue a class action in court. However, the court’s order compelling arbitration did not apply to Ms. Tanguilig because she is not bound by the Mandatory Arbitration Agreement.  Further, the court determined that Ms. Tanguilig could not be a class representative of employees who are subject to the Mandatory Arbitration Agreement, thereby limiting the putative class action to those associates who were employed between December 2003 and July 15, 2007 (the effective date of our Mandatory Arbitration Agreement).  Following the court’s order, Ms. Monjazeb and Mr. Pinela filed demands for arbitration with the American Arbitration Association (AAA) seeking to arbitrate not only their individual claims, but also class claims, which the Company asserted violated the class action waiver in the Mandatory Arbitration Agreement. This led to further proceedings in the trial court, a stay of the arbitrations, and a decision by the trial court, on its own motion, to reconsider its order compelling arbitration. The trial court ultimately decided to vacate its order compelling arbitration due to a recent California appellate court decision.  Following this ruling, the Company timely filed two separate appeals, one with respect to Mr. Pinela and one with respect to Ms. Monjazeb, with the California Court of Appeal, asserting that the trial court did not have jurisdiction to change its earlier determination of the enforceability of the arbitration agreement. On June 29, 2015, after briefing and oral argument, the California Court of Appeal issued its order affirming the trial court's denial of our motion to compel arbitration and awarding Mr. Pinela his costs of appeal. On July 13, 2015, we filed our petition for rehearing with the California Court of Appeal, which was denied on July 29, 2015. On August 10, 2015, we filed our petition for review with the California Supreme Court, and Mr. Pinela filed his answer on August 31, 2015. On September 16, 2015, the California Supreme Court denied our petition for review. On October 6, 2015, the case was transferred back to the trial court. On November 16, 2015, Mr. Pinela filed a motion to stay the proceedings in the trial court until after the appellate court resolves Ms. Tanguilig’s appeal. On December 10, 2015, the hearing on Mr. Pinela's motion to stay and a case management conference were held, and the trial court judge issued an order granting the motion and issuing a stay. The appeal with respect to Ms. Monjazeb was dismissed since final approval of the class action settlement (as described below) had been granted.

With respect to Ms. Tanguilig's case, the trial court decided to set certain of her civil penalty claims for trial on April 1, 2014. In these claims, Ms. Tanguilig sought civil penalties under the Private Attorneys General Act based on the Company's alleged failure to provide employees with meal periods and rest breaks in compliance with California law. On December 10, 2013, the Company filed a motion to dismiss all of Ms. Tanguilig’s claims, including the civil penalty claims, based on her failure to bring her claims to trial within five years as required by California law. After several hearings, on February 28, 2014, the court dismissed all of Ms. Tanguilig’s claims in the case and vacated the April 1, 2014 trial date. The court awarded the Company its costs of suit in connection with the defense of Ms. Tanguilig’s claims, but denied its request of an attorneys’ fees award from Ms. Tanguilig. Ms. Tanguilig filed a notice of appeal from the dismissal of all her claims, as well as a second notice of appeal from the award of costs, both of which are pending before the California Court of Appeal. Should the California Court of Appeal reverse the trial court’s dismissal of all of Ms. Tanguilig’s claims, the litigation will resume, and Ms. Tanguilig will seek class certification of the claims asserted in her Third Amended Complaint. If this occurs, the scope of her class claims will likely be reduced by the class action settlement and release in the Monjazeb case (as described below); however, that settlement does not cover claims asserted by Ms. Tanguilig for alleged Labor Code violations from approximately December 19, 2003 to August 20, 2006 (the beginning of the settlement class period in the Monjazeb case). Briefing on the appeals is complete, but no date has been set for oral argument.

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

In addition to the foregoing matters, the National Labor Relations Board (NLRB) has been pursuing a complaint alleging that the Mandatory Arbitration Agreement’s class action prohibition violates employees’ rights to engage in concerted activity, which was submitted to an administrative law judge (ALJ) for determination on a stipulated record. The ALJ issued a recommended decision and order finding that the Company's Arbitration Agreement and class action waiver violated the National Labor Relations Act (NLRA). The matter was transferred to the NLRB for further consideration and decision. On August 4, 2015, the NLRB affirmed the ALJ's decision and ordered the Company not to maintain and/or enforce the provisions of the Arbitration Agreement found to violate the NLRA and to take affirmative steps to effectuate the NLRA's policies. On August 12, 2015, we filed our petition for review of the NLRB's order with the U.S. Court of Appeals for the Fifth Circuit. On September 23, 2015, the NLRB filed a motion to hold our case in abeyance pending the Court's decisions in two other cases, which the NLRB argued presented identical issues to those before the Court in our case. On October 2, 2015, the Court issued an order granting the NLRB's motion to stay our case.

On August 7, 2014, a putative class action complaint was filed against The Neiman Marcus Group LLC in Los Angeles County Superior Court by a customer, Linda Rubenstein, in connection with the Company's Last Call stores in California. Ms. Rubenstein alleges that the Company has violated various California consumer protection statutes by implementing a marketing and pricing strategy that suggests that clothing sold at Last Call stores in California was originally offered for sale at full-line Neiman Marcus stores when allegedly, it was not, and is allegedly of inferior quality to clothing sold at the full-line stores. Ms. Rubenstein also alleges that the Company lacks adequate information to support its comparative pricing labels. On September 12, 2014, we removed the case to the U.S. District Court for the Central District of California. On October 17, 2014, we filed a motion to dismiss the complaint, which the court granted on December 12, 2014. In its order dismissing the complaint, the court granted Ms. Rubenstein leave to file an amended complaint. Ms. Rubenstein filed her first amended complaint on December 22, 2014. On January 6, 2015, we filed a motion to dismiss the first amended complaint, which the court granted on March 2, 2015. In its order dismissing the first amended complaint, the court granted Ms. Rubenstein leave to file a second amended complaint, which she filed on March 17, 2015. On April 6, 2015, we filed a motion to dismiss the second amended complaint. On May 12, 2015, the court granted our motion to dismiss the second amended complaint in its entirety, without leave to amend, and on June 9, 2015, Ms. Rubenstein filed a notice to appeal the court's ruling. The appeal is pending and a briefing schedule was recently set, with full briefing to be completed in February 2016.

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

Cyber-Attack Class Actions Litigation. Three class actions relating to a cyber-attack on our computer systems in 2013 (the Cyber-Attack) were filed in January 2014 and later voluntarily dismissed by the plaintiffs between February and April 2014. The plaintiffs had alleged negligence and other claims in connection with their purchases by payment cards and sought monetary and injunctive relief. Melissa Frank v. The Neiman Marcus Group, LLC, et al., was filed in the U.S. District Court for the Eastern District of New York on January 13, 2014 but was voluntarily dismissed by the plaintiff on April 15, 2014, without prejudice to her right to re-file a complaint. Donna Clark v. Neiman Marcus Group LTD LLC was filed in the U.S. District Court for the Northern District of Georgia on January 27, 2014 but was voluntarily dismissed by the plaintiff on March 11, 2014, without prejudice to her right to re-file a complaint. Christina Wong v. The Neiman Marcus Group, LLC, et al., was filed in the U.S. District Court for the Central District of California on January 29, 2014, but was voluntarily dismissed by the plaintiff on February 10, 2014, without prejudice to her right to re-file a complaint. Three additional putative class actions relating to the Cyber-Attack were filed in March and April 2014, also alleging negligence and other claims in connection with plaintiffs’ purchases by payment cards. Two of the cases, Katerina Chau v. Neiman Marcus Group LTD Inc., filed in the U.S. District Court for the Southern District of California on March 14, 2014, and Michael Shields v. The Neiman Marcus Group, LLC, filed in the U.S. District Court for the Southern District of

California on April 1, 2014, were voluntarily dismissed, with prejudice as to Chau and without prejudice as to Shields. The third case, Hilary Remijas v. The Neiman Marcus Group, LLC, was filed on March 12, 2014 in the U.S. District Court for the Northern District of Illinois. On June 2, 2014, an amended complaint in the Remijas case was filed, which added three plaintiffs (Debbie Farnoush and Joanne Kao, California residents; and Melissa Frank, a New York resident) and asserted claims for negligence, implied contract, unjust enrichment, violation of various consumer protection statutes, invasion of privacy and violation of state data breach laws. The Company moved to dismiss the Remijas amended complaint on July 2, 2014. On September 16, 2014, the court granted the Company's motion to dismiss the Remijas case on the grounds that the plaintiffs lacked standing due to their failure to demonstrate an actionable injury. On September 25, 2014, plaintiffs appealed the district court's order dismissing the case to the Seventh Circuit Court of Appeals. Oral argument was held on January 23, 2015. On July 20, 2015, the Seventh Circuit Court of Appeals reversed the district court's ruling and remanded the case to the district court for further proceedings. On August 3, 2015, we filed a petition for rehearing en banc. On September 17, 2015, the Seventh Circuit Court of Appeals denied our petition for rehearing. The district court held a status conference on October 29, 2015 and set a supplemental briefing schedule on the remaining portion of our previously filed motion to dismiss that had not been addressed by the court, and scheduled a status hearing for December 15, 2015. Andrew McClease v. The Neiman Marcus Group, LLC was filed in the U.S. District Court for the Eastern District of North Carolina on December 30, 2014, alleging negligence and other claims in connection with Mr. McClease's purchase by payment card. On March 9, 2015, the McClease case was voluntarily dismissed without prejudice by stipulation of the parties.

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

Other.  We had no outstanding irrevocable letters of credit at October 31, 2015.  We had approximately $3.3 million in surety bonds at October 31, 2015 relating primarily to merchandise imports and state sales tax and utility requirements.

10.  Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss by component (amounts are recorded net of related income taxes):

(in thousands)	Foreign Currency Translation Adjustments	Unrealized Losses on Financial Instruments	Unfunded Benefit Obligations	Total

Balance, August 1, 2015	$(16,886)	$(2,826)	$(31,516)	$(51,228)
Other comprehensive earnings (loss)	116	823	(611)	328
Balance, October 31, 2015	$(16,770)	$(2,003)	$(32,127)	$(50,900)

11.       Stock-Based Awards

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

Co-Invest Options.  In connection with the Acquisition, certain executive officers of the Company rolled over a portion of the amounts otherwise payable in settlement of their pre-Acquisition stock options into stock options of Parent representing options to purchase a total of 56,979 shares of Class A common stock and 56,979 shares of Class B common stock of Parent (the Co-Invest Options).

The number of Co-Invest Options issued upon conversion of pre-Acquisition stock options was equal to the product of (a) the number of shares subject to the applicable pre-Acquisition stock options multiplied by (b) the ratio of the per share merger consideration over the fair market value of a share of Parent, which was approximately 3.1x (the Exchange Ratio).  The exercise price of each pre-Acquisition stock option was adjusted by dividing the original exercise price of the pre-Acquisition stock option by the Exchange Ratio.  Following the conversion, the exercise prices of the Co-Invest Options range from $180 to $644 per share.  As of the date of the Acquisition, the aggregate intrinsic value of the Co-Invest Options equaled the intrinsic value of the rolled over pre-Acquisition stock options. The Co-Invest Options are fully vested and are exercisable at any time prior to the applicable expiration dates related to the original grant of the pre-Acquisition options.  The Co-Invest Options contain sale and repurchase provisions.

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

Accounting for Stock Options. Prior to an initial public offering (IPO), Parent generally has the right to repurchase shares issued upon exercise of vested stock options at the fair market value and shares underlying vested unexercised stock options for the difference between the fair market value of the underlying share and the exercise price in the event the optionee ceases to be an employee of the Company. However, other than with respect to the Co-Invest Options, if the optionee voluntarily leaves the Company without good reason (as defined in the incentive plans) or is terminated for cause, the repurchase price is the lesser of the exercise price of such options or the fair value of such awards at the employee termination date. For certain optionees, in the event of the retirement of the optionee, the repurchase price is the fair value at the retirement date. Parent's repurchase rights expire upon completion of an IPO, including with respect to the Co-Invest Options.

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

With respect to the Co-Invest Options, the fair value of such options at the Acquisition date was $36.3 million. Of such amount, $9.5 million represented the fair value of options held by Retirement Eligible Optionees for which a liability was established at the Acquisition date. The remaining value of $26.8 million represented the fair value of options held by non-Retirement Eligible Optionees and such amount was credited to equity.

At October 31, 2015, an aggregate of 54,678 Co-Invest Options and time-vested options were held by Retirement Eligible Optionees. The recorded liability with respect to such options was $17.8 million at October 31, 2015, $15.9 million at August 1, 2015 and $17.9 million at November 1, 2014. We recognize compensation expense, which is included in selling, general and administrative expenses, for stock options on a straight-line basis over the vesting/performance periods.

The following table sets forth certain summary information with respect to our stock options for the periods indicated.

	Thirteen weeks ended
(in thousands, except number of options and per option price)	October 31, 2015	November 1, 2014

Stock compensation expense	$1,953	$2,135

Stock option grants:
Number of options granted	—	6,003
Weighted average grant date fair value	$—	$325

For a more detailed description of our stock-based awards, refer to Note 14 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 1, 2015.

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

13.       Other Expenses

Other expenses consists of the following components:

	Thirteen weeks ended
(in thousands)	October 31, 2015	November 1, 2014

Expenses incurred in connection with strategic growth initiatives	$14,376	$2,186
MyTheresa acquisition costs	2,544	10,989
Expenses related to cyber-attack, net of insurance recovery	178	4,301
Other expenses	—	2,324
Total	$17,098	$19,800

We incurred costs in connection with our Organizing for Growth and NMG One strategic growth initiatives aggregating $14.4 million in the first quarter of fiscal year 2016. In connection with Organizing for Growth, we eliminated approximately 500 positions across our stores, divisions and facilities on October 1, 2015 and incurred $10.2 million of severance costs.

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany.

We discovered in January 2014 that malicious software (malware) was clandestinely installed on our computer systems. In the first quarter of fiscal year 2016 and the first quarter of fiscal year 2015, we incurred investigative, legal and other expenses in connection with a cyber-attack. We expect to incur ongoing costs related to the cyber-attack for the foreseeable future. Such expenses are not currently estimable but could be material to our future results of operations.

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

	October 31, 2015
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$45,514	$13,068	$—	$58,582
Merchandise inventories	—	1,128,592	221,785	—	1,350,377
Other current assets	—	154,918	18,640	(3,764)	169,794
Total current assets	—	1,329,024	253,493	(3,764)	1,578,753
Property and equipment, net	—	1,378,343	126,047	—	1,504,390
Intangible assets, net	—	610,471	2,959,179	—	3,569,650
Goodwill	—	1,611,364	661,207	—	2,272,571
Other assets	—	133,160	1,333	—	134,493
Intercompany notes receivable	—	189,841	—	(189,841)	—
Investments in subsidiaries	1,403,534	3,593,643	—	(4,997,177)	—
Total assets	$1,403,534	$8,845,846	$4,001,259	$(5,190,782)	$9,059,857
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$284,815	$38,422	$—	$323,237
Accrued liabilities	—	366,676	105,741	(3,764)	468,653
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	680,917	144,163	(3,764)	821,316
Long-term liabilities:
Long-term debt	—	4,884,005	—	—	4,884,005
Intercompany notes payable	—	—	189,841	(189,841)	—
Deferred income taxes	—	1,447,245	16,521	—	1,463,766
Other long-term liabilities	—	430,145	57,091	—	487,236
Total long-term liabilities	—	6,761,395	263,453	(189,841)	6,835,007
Total member equity	1,403,534	1,403,534	3,593,643	(4,997,177)	1,403,534
Total liabilities and member equity	$1,403,534	$8,845,846	$4,001,259	$(5,190,782)	$9,059,857

	August 1, 2015
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$53,162	$19,812	$—	$72,974
Merchandise inventories	—	970,295	184,549	—	1,154,844
Other current assets	—	138,966	18,082	(165)	156,883
Total current assets	—	1,162,423	222,443	(165)	1,384,701
Property and equipment, net	—	1,359,118	118,768	—	1,477,886
Intangible assets, net	—	625,937	2,972,625	—	3,598,562
Goodwill	—	1,611,365	661,118	—	2,272,483
Other assets	—	140,776	1,354	—	142,130
Intercompany notes receivable	—	150,028	—	(150,028)	—
Investments in subsidiaries	1,413,744	3,617,680	—	(5,031,424)	—
Total assets	$1,413,744	$8,667,327	$3,976,308	$(5,181,617)	$8,875,762
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$291,089	$51,910	$—	$342,999
Accrued liabilities	—	380,255	85,312	(165)	465,402
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	700,770	137,222	(165)	837,827
Long-term liabilities:
Long-term debt	—	4,681,309	—	—	4,681,309
Intercompany notes payable	—	—	150,028	(150,028)	—
Deferred income taxes	—	1,454,278	16,813	—	1,471,091
Other long-term liabilities	—	417,226	54,565	—	471,791
Total long-term liabilities	—	6,552,813	221,406	(150,028)	6,624,191
Total member equity	1,413,744	1,413,744	3,617,680	(5,031,424)	1,413,744
Total liabilities and member equity	$1,413,744	$8,667,327	$3,976,308	$(5,181,617)	$8,875,762

	November 1, 2014
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$66,120	$15,457	$—	$81,577
Merchandise inventories	—	1,090,010	190,742	—	1,280,752
Other current assets	—	133,596	10,781	—	144,377
Total current assets	—	1,289,726	216,980	—	1,506,706
Property and equipment, net	—	1,293,245	115,899	—	1,409,144
Intangible assets, net	—	672,338	3,024,641	—	3,696,979
Goodwill	—	1,669,364	623,262	—	2,292,626
Other assets	—	153,561	1,770	—	155,331
Investments in subsidiaries	1,429,689	3,765,133	—	(5,194,822)	—
Total assets	$1,429,689	$8,843,367	$3,982,552	$(5,194,822)	$9,060,786
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$331,236	$41,380	$—	$372,616
Accrued liabilities	—	376,310	98,989	—	475,299
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	736,972	140,369	—	877,341
Long-term liabilities:
Long-term debt	—	4,803,218	—	—	4,803,218
Deferred income taxes	—	1,512,485	25,597	—	1,538,082
Other long-term liabilities	—	361,003	51,453	—	412,456
Total long-term liabilities	—	6,676,706	77,050	—	6,753,756
Total member equity	1,429,689	1,429,689	3,765,133	(5,194,822)	1,429,689
Total liabilities and member equity	$1,429,689	$8,843,367	$3,982,552	$(5,194,822)	$9,060,786

	Thirteen weeks ended October 31, 2015
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$920,714	$244,186	$—	$1,164,900
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	586,857	149,217	—	736,074
Selling, general and administrative expenses (excluding depreciation)	—	237,025	48,317	—	285,342
Income from credit card program	—	(11,886)	(1,401)	—	(13,287)
Depreciation expense	—	50,853	5,037	—	55,890
Amortization of intangible assets and favorable lease commitments	—	15,467	13,498	—	28,965
Other expenses	—	14,586	2,512	—	17,098
Operating earnings	—	27,812	27,006	—	54,818
Interest expense, net	—	67,677	4,008	—	71,685
Intercompany royalty charges (income)	—	34,823	(34,823)	—	—
Foreign currency loss (gain)	—	—	(195)	195	—
Equity in loss (earnings) of subsidiaries	10,538	(58,200)	—	47,662	—
Earnings (loss) before income taxes	(10,538)	(16,488)	58,016	(47,857)	(16,867)
Income tax expense (benefit)	—	(6,090)	(184)	(55)	(6,329)
Net earnings (loss)	$(10,538)	$(10,398)	$58,200	$(47,802)	$(10,538)
Total other comprehensive earnings (loss), net of tax	328	328	—	(328)	328
Total comprehensive earnings (loss)	$(10,210)	$(10,070)	$58,200	$(48,130)	$(10,210)

	Thirteen weeks ended November 1, 2014
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$970,415	$216,077	$—	$1,186,492
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	603,191	125,203	—	728,394
Selling, general and administrative expenses (excluding depreciation)	—	246,667	39,650	—	286,317
Income from credit card program	—	(12,740)	(1,383)	—	(14,123)
Depreciation expense	—	39,398	4,110	—	43,508
Amortization of intangible assets and favorable lease commitments	—	35,786	13,725	—	49,511
Other expenses	—	19,800	—	—	19,800
Operating earnings	—	38,313	34,772	—	73,085
Interest expense, net	—	72,610	—	—	72,610
Intercompany royalty charges (income)	—	35,295	(35,295)	—	—
Equity in loss (earnings) of subsidiaries	(196)	(70,067)	—	70,263	—
Earnings (loss) before income taxes	196	475	70,067	(70,263)	475
Income tax expense	—	279	—	—	279
Net earnings (loss)	$196	$196	$70,067	$(70,263)	$196
Total other comprehensive earnings (loss), net of tax	(3,101)	(3,101)	—	3,101	(3,101)
Total comprehensive earnings (loss)	$(2,905)	$(2,905)	$70,067	$(67,162)	$(2,905)

	Thirteen weeks ended October 31, 2015
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$(10,538)	$(10,398)	$58,200	$(47,802)	$(10,538)
Adjustments to reconcile net earnings (loss) to net cash used for operating activities:
Depreciation and amortization expense	—	72,463	18,535	—	90,998
Deferred income taxes	—	(16,904)	(297)	—	(17,201)
Other	—	1,871	2,282	140	4,293
Intercompany royalty income payable (receivable)	—	30,868	(30,868)	—	—
Equity in loss (earnings) of subsidiaries	10,538	(58,200)	—	47,662	—
Changes in operating assets and liabilities, net	—	(128,536)	(81,102)	—	(209,638)
Net cash used for operating activities	—	(108,836)	(33,250)	—	(142,086)
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(61,997)	(12,953)	—	(74,950)
Net cash used for investing activities	—	(61,997)	(12,953)	—	(74,950)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Asset-Based Revolving Credit Facility	—	250,000	—	—	250,000
Repayment of borrowings	—	(47,356)	—	—	(47,356)
Intercompany notes payable (receivable)	—	(39,459)	39,459	—	—
Net cash provided by financing activities	—	163,185	39,459	—	202,644
CASH AND CASH EQUIVALENTS
Decrease during the period	—	(7,648)	(6,744)	—	(14,392)
Beginning balance	—	53,162	19,812	—	72,974
Ending balance	$—	$45,514	$13,068	$—	$58,582

	Thirteen weeks ended November 1, 2014
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$196	$196	$70,067	$(70,263)	$196
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	81,315	17,835	—	99,150
Deferred income taxes	—	(25,596)	—	—	(25,596)
Other	—	3,518	21	—	3,539
Intercompany royalty income payable (receivable)	—	35,295	(35,295)	—	—
Equity in loss (earnings) of subsidiaries	(196)	(70,067)	—	70,263	—
Changes in operating assets and liabilities, net	—	(322,577)	146,064	—	(176,513)
Net cash provided by (used for) operating activities	—	(297,916)	198,692	—	(99,224)
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(53,381)	(2,980)	—	(56,361)
Acquisition of MyTheresa	—	—	(181,727)	—	(181,727)
Net cash used for investing activities	—	(53,381)	(184,707)	—	(238,088)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Asset-Based Revolving Credit Facility	—	230,000	—	—	230,000
Repayment of borrowings	—	(7,357)	—	—	(7,357)
Debt issuance costs paid	—	(230)	—	—	(230)
Net cash provided by financing activities	—	222,413	—	—	222,413
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	(128,884)	13,985	—	(114,899)
Beginning balance	—	195,004	1,472	—	196,476
Ending balance	$—	$66,120	$15,457	$—	$81,577

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended August 1, 2015.  Unless otherwise specified, the meanings of all defined terms in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) are consistent with the meanings of such terms as defined in the Notes to Condensed Consolidated Financial Statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward‑looking statements. In many cases, forward-looking statements can generally be identified by the use of forward-looking terminology such as “may,” “plan,” “predict,” “expect,” “estimate,” “intend,” “would,” “will,” “could,” “should,” “anticipate,” “believe,” “project” or “continue” or the negative thereof or other similar expressions.
The forward-looking statements contained in this Quarterly Report on Form 10-Q reflect our views as of the date of this Quarterly Report on Form 10-Q and are based on our expectations and beliefs concerning future events, as well as currently available data as of the date of this Quarterly Report on Form 10-Q. While we believe there is a reasonable basis for our forward-looking statements, they involve a number of risks, uncertainties, assumptions and changes in circumstances that may cause our actual results, performance or achievements to differ significantly from those expressed or implied in any forward-looking statement. Therefore, these statements are not guarantees of future events, results, performance or achievements and you should not rely on them. A variety of factors could cause our actual results to differ materially from the anticipated or expected results expressed in our forward-looking statements. Factors that could cause our actual results to differ from our expectations include, but are not limited to:

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

•
other risks, uncertainties and factors set forth in Part I - Item 1A "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended August 1, 2015 as filed with the Securities and Exchange Commission on September 22, 2015.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. Each of the forward-looking statements contained in this Quarterly Report on Form 10-Q speaks only as of the date of this Quarterly Report on Form 10-Q. Except to the extent required by law, we undertake no obligation to update or revise (publicly or otherwise) any forward-looking statements to reflect subsequent events, new information or future circumstances.

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

We conduct our specialty retail store and online operations on an omni-channel basis. As our store and online operations have similar economic characteristics, products, services and customers, our operations constitute a single omni-channel reportable segment.

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  All references to (1) the first quarter of fiscal year 2016 relate to the thirteen weeks ended October 31, 2015 and (2) the first quarter of fiscal year 2015 relate to the thirteen weeks ended November 1, 2014.

Certain amounts presented in tables are subject to rounding adjustments and, as a result, the totals in such tables may not sum.

Strategic Growth Initiatives

We are investing in strategies to grow our revenues and profits. In October 2014, we acquired MyTheresa to expand our international footprint. Additional strategies we are pursuing include:

•	investments in technology to enhance the customer shopping experiences in both our online and store operations;

•
investments in NMG One, a new merchandising system that will enable us to purchase, share, manage and sell our inventories across channels more efficiently. We expect to substantially complete the implementation of NMG One in calendar year 2016;

•	capital investments to remodel our existing stores as well as to open new stores in select markets such as New York City and Long Island, New York; and

•
re-engineering our costs to optimize our resources and organizational processes through a comprehensive review project we refer to as Organizing for Growth. In connection with Organizing for Growth, we eliminated approximately 500 positions across our stores, divisions and facilities in the first quarter of fiscal year 2016.

Summary of Results of Operations

A summary of our results of operations is as follows:

•
Revenues - Our revenues for the first quarter of fiscal year 2016 were $1,164.9 million, a decrease of 1.8% compared to the first quarter of fiscal year 2015. Comparable revenues for the first quarter of fiscal year 2016 were $1,115.5 million compared to $1,181.1 million in the first quarter of fiscal year 2015, representing a decrease of 5.6%. In the first quarter of fiscal year 2016, revenues generated by our online operations were $315.3 million. Comparable revenues from our online operations in the first quarter of fiscal year 2016, which exclude revenues from MyTheresa, increased 3.3% from the first quarter of the prior year.

We believe the lower levels of revenues in the first quarter of fiscal year 2016 were impacted by a number of factors, including:

•	increased uncertainty in global capital markets;

•	increased volatility in both U.S. and global capital markets; and

•	a strengthening of the U.S. dollar against international currencies, most notably the Euro, and a decrease in spending by international customers.

•
Cost of goods sold including buying and occupancy costs (excluding depreciation) (COGS) - Compared to the prior year, COGS as a percentage of revenues increased by 180 basis points in the first quarter of fiscal year 2016. The increase in COGS in the first quarter of fiscal year 2016 is primarily attributable to (1) decreased product margins due primarily to higher markdowns and promotional costs incurred on lower than expected revenues and (2) deleveraging of buying and occupancy costs.

At October 31, 2015, on-hand inventories totaled $1,350.4 million, a 5.4% increase from November 1, 2014.  We are working aggressively to align our inventory levels and purchases with anticipated future customer demand.

•
Selling, general and administrative expenses (excluding depreciation) (SG&A) - SG&A as a percentage of revenues increased 40 basis points in the first quarter of fiscal year 2016 compared to the first quarter of fiscal year 2015. The higher levels of SG&A expenses, as a percentage of revenues, primarily reflect (1) higher selling costs, including online marketing, incurred on lower than expected revenues, net of expense savings realized in connection with Organizing for Growth and other efficiency initiatives, and (2) a higher expense rate attributable to MyTheresa, partially offset by (3) lower current incentive compensation costs.

Liquidity - Net cash used for our operating activities was $142.1 million in the first quarter of fiscal year 2016 compared to $99.2 million in the first quarter of fiscal year 2015.  We held cash balances of $58.6 million at October 31, 2015 compared to $81.6 million at November 1, 2014.  At October 31, 2015, we had $340.0 million of borrowings outstanding under the Asset-Based Revolving Credit Facility, no outstanding letters of credit and $470.0 million of unused borrowing availability.

Outlook - Economic conditions in the luxury retail industry have been and will continue to be impacted by a number of factors, including the rate of economic growth, changes and the volatility in both the U.S. and global capital markets, a strengthening of the U.S. dollar against international currencies, most notably the Euro, fluctuations in crude oil and fuel prices, uncertainty regarding governmental spending and tax policies and overall consumer confidence. Such factors may adversely impact our future results of operations. As a result, we intend to operate our business in a way that balances these economic conditions and current business trends with our long-term initiatives and growth strategies.

Results of Operations

Performance Summary

The following table sets forth certain items expressed as percentages of revenues for the periods indicated.

	Thirteen weeks ended
	October 31, 2015	November 1, 2014

Revenues	100.0%	100.0%
Cost of goods sold including buying and occupancy costs (excluding depreciation)	63.2	61.4
Selling, general and administrative expenses (excluding depreciation)	24.5	24.1
Income from credit card program	(1.1)	(1.2)
Depreciation expense	4.8	3.7
Amortization of intangible assets	1.3	3.0
Amortization of favorable lease commitments	1.2	1.1
Other expenses	1.5	1.7
Operating earnings	4.7	6.2
Interest expense, net	6.2	6.1
Earnings (loss) before income taxes	(1.4)	0.0
Income tax expense (benefit)	(0.5)	0.0
Net earnings (loss)	(0.9)%	0.0%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

	Thirteen weeks ended
(in millions, except sales per square foot and store count)	October 31, 2015	November 1, 2014

Change in Comparable Revenues (1)
Total revenues	(5.6)%	5.5%
Online revenues	3.3%	14.6%

Store Count
Neiman Marcus and Bergdorf Goodman full-line stores open at end of period	43	43
Last Call stores open at end of period	43	41

Sales per square foot (2)	$133	$144
Percentage of revenues transacted online	27.1%	22.5%

Capital expenditures (3)	$75.0	$56.4
Depreciation expense	55.9	43.5
Rent expense and related occupancy costs	28.5	28.0

Non-GAAP Financial Measures
EBITDA (4)	$139.7	$166.1
Adjusted EBITDA (4)	$164.3	$194.3

(1)
Comparable revenues include (i) revenues derived from our retail stores open for more than fifty-two weeks, including stores that have been relocated or expanded, and (ii) revenues from our online operations.  Comparable revenues exclude revenues of (i) closed stores, (ii) designer websites created and operated pursuant to contractual arrangements with certain designer brands that had expired by the first quarter of fiscal year 2015 and (iii) MyTheresa, which was acquired in October 2014.

(2)
Sales per square foot are calculated as revenues of our Neiman Marcus and Bergdorf Goodman full-line stores for the applicable period divided by weighted average square footage.  Weighted average square footage includes a percentage of period-end square footage for new and closed stores equal to the percentage of the period during which they were open.

(3)	Amounts represent gross capital expenditures and exclude developer contributions of $10.6 million and $1.6 million, respectively, for the periods presented.

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise.  These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor.  Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise.  These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold.  We received vendor allowances of $5.8 million, or 0.5% of revenues, in the first quarter of fiscal year 2016 and $6.0 million, or 0.5% of revenues, in the first quarter of fiscal year 2015.  The amounts of vendor allowances we receive fluctuate based on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during the first quarter of fiscal year 2016 and 2015.

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

Advertising costs consist primarily of (i) online marketing costs, (ii) advertising costs incurred related to the production of the photographic content for our websites and (iii) costs incurred related to the production, printing and distribution of our print catalogs and other promotional materials mailed to our customers.  We receive advertising allowances from certain of our merchandise vendors.  Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media.  Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned.  Advertising allowances were approximately $21.3 million, or 1.8% of revenues, in the first quarter of fiscal year 2016 and $20.8 million, or 1.8% of revenues, in the first quarter of fiscal year 2015.

We also receive allowances from certain merchandise vendors in connection with compensation programs for employees who sell the vendor’s merchandise.  These allowances are netted against the related compensation expenses that we incur.  Amounts received from vendors related to compensation programs were $18.1 million, or 1.6% of revenues, in the first quarter of fiscal year 2016 and $19.8 million, or 1.7% of revenues, in the first quarter of fiscal year 2015.

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

Effective income tax rate. Our effective income tax rate may fluctuate from period to period due to a variety of factors, including changes in our assessment of certain tax contingencies, valuation allowances, changes in federal, state and foreign tax laws, outcomes of administrative audits, the impact of accounting for stock-based compensation, changes in our corporate structure, the impact of other discrete or non-recurring items and the mix of earnings among our U.S. and international operations, where the statutory rates are generally lower than in the United States. As a result, our effective income tax rate may vary significantly from the federal statutory tax rate.

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

Results of Operations for the Thirteen Weeks Ended October 31, 2015 Compared to the Thirteen Weeks Ended November 1, 2014

Revenues.  Our revenues for the first quarter of fiscal year 2016 of $1,164.9 million decreased by $21.6 million, or 1.8%, from $1,186.5 million in the first quarter of fiscal year 2015. Comparable revenues for the first quarter of fiscal year 2016 were $1,115.5 million compared to $1,181.1 million in the first quarter of fiscal year 2015, representing a decrease of 5.6%.  In addition, revenues generated by our online operations were $315.3 million. Comparable revenues from our online operations in the first quarter of fiscal year 2016, which exclude revenues from MyTheresa, increased 3.3% from the first quarter of the prior year. Changes in comparable revenues for our last five fiscal quarters were:

Fiscal year 2016
First quarter	(5.6)%

Fiscal year 2015
Fourth quarter	1.9
Third quarter	2.2
Second quarter	5.6
First quarter	5.5

In the first quarter of fiscal year 2016 and the third and fourth quarters of fiscal year 2015, we generated lower levels of comparable revenue increases than in our first and second quarters of fiscal year 2015. We believe the lower levels of comparable revenues were impacted by a number of factors including increased uncertainty in global capital markets, increased volatility in both U.S. and global capital markets and a strengthening of the U.S. dollar against international currencies, most notably the Euro, and a decrease in spending by international customers. We believe that these factors began having a more significant impact beginning in our third quarter of fiscal year 2015 and, as a result, growth in our comparable revenues versus prior year periods began decreasing at such time, a trend which has continued into our first fiscal quarter of 2016.

Cost of goods sold including buying and occupancy costs (excluding depreciation). COGS increased to 63.2% of revenues in the first quarter of fiscal year 2016 from 61.4% of revenues in the first quarter of fiscal year 2015. Compared to the prior year, COGS as a percentage of revenues increased by 180 basis points due primarily to:

•	decreased product margins of approximately 150 basis points due primarily to higher markdowns and promotional costs incurred on lower than expected revenues; and

•	deleveraging of buying and occupancy costs of approximately 30 basis points.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses as a percentage of revenues increased to 24.5% of revenues in the first quarter of fiscal year 2016 compared to 24.1% of revenues in the first quarter of fiscal year 2015.  SG&A expenses as a percentage of revenues increased by 40 basis points in the first quarter of fiscal year 2016 due primarily to:

•
higher selling costs, including online marketing, of approximately 60 basis points incurred on lower than expected revenues, net of expense savings realized in connection with Organizing for Growth and other efficiency initiatives; and

•	expenses of approximately 20 basis points attributable to a higher expense rate at MyTheresa; partially offset by

•	lower current incentive compensation costs of approximately 30 basis points.

Income from credit card program.  Income from our credit card program was $13.3 million, or 1.1% of revenues, in the first quarter of fiscal year 2016 compared to $14.1 million, or 1.2% of revenues, in the first quarter of fiscal year 2015, reflecting the decrease in income generated by our credit card portfolio.

Depreciation and amortization expenses.  Depreciation expense was $55.9 million, or 4.8% of revenues, in the first quarter of fiscal year 2016 compared to $43.5 million, or 3.7% of revenues, in the first quarter of fiscal year 2015. Depreciation expense as a percentage of revenues increased by 110 basis points in the first quarter of fiscal year 2016 due primarily to a higher level of capital spending since the Acquisition as well as higher asset values attributable to fair value adjustments to our assets recorded in connection with the purchase price allocation to reflect the Acquisition. Amortization of intangible assets (primarily customer lists and favorable lease commitments) was $29.0 million, or 2.5% of revenues, in the first quarter of fiscal year 2016 compared to $49.5 million, or 4.2% of revenues, in the first quarter of fiscal year 2015. Amortization expense as a percentage of revenues decreased by 170 basis points in the first quarter of fiscal year 2016 due to lower amortization charges with respect to our customer lists in the first quarter of fiscal year 2016. Our customer lists are amortized using accelerated methods which reflect the pattern in which we receive the economic benefit of the asset.

Other expenses.  Other expenses for the first quarter of fiscal year 2016 were $17.1 million, or 1.5% of revenues, compared to $19.8 million, or 1.7% of revenues, in the first quarter of fiscal year 2015. Other expenses consisted of the following components:

	Thirteen weeks ended
(in millions)	October 31, 2015	November 1, 2014

Expenses incurred in connection with strategic growth initiatives	$14.4	$2.2
MyTheresa acquisition costs	2.5	11.0
Expenses related to cyber-attack, net of insurance recovery	0.2	4.3
Other expenses	—	2.3
Total	$17.1	$19.8

We incurred costs in connection with our Organizing for Growth and NMG One strategic growth initiatives aggregating $14.4 million in the first quarter of fiscal year 2016. In connection with Organizing for Growth, we eliminated approximately 500 positions across our stores, divisions and facilities on October 1, 2015 and incurred $10.2 million of severance costs.

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany.

We discovered in January 2014 that malicious software (malware) was clandestinely installed on our computer systems. In the first quarter of fiscal year 2016 and the first quarter of fiscal year 2015, we incurred investigative, legal and other expenses in connection with a cyber-attack. We expect to incur ongoing costs related to the cyber-attack for the foreseeable future. Such expenses are not currently estimable but could be material to our future results of operations.

Interest expense.  Net interest expense was $71.7 million, or 6.2% of revenues, in the first quarter of fiscal year 2016 and $72.6 million, or 6.1% of revenues, for the first quarter of fiscal year 2015. The significant components of interest expense are as follows:

	Thirteen weeks ended
(in millions)	October 31, 2015	November 1, 2014

Asset-Based Revolving Credit Facility	$0.9	$0.2
Senior Secured Term Loan Facility	31.2	31.6
Cash Pay Notes	19.2	19.2
PIK Toggle Notes	13.1	13.1
2028 Debentures	2.2	2.2
Amortization of debt issue costs	6.1	6.1
Other, net	(1.1)	0.1
Interest expense, net	$71.7	$72.6

Income tax expense (benefit).  Our effective income tax rate was 37.5% for the first quarter of fiscal year 2016 and 58.7% for the first quarter of fiscal year 2015. Our effective income tax rates exceeded the federal statutory tax rate of 35.0% due primarily to:

•	state income taxes; and

•	with respect to the first quarter of fiscal year 2015, the non-deductible portion of transaction and other costs incurred in connection with the MyTheresa acquisition.
We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions.  The Internal Revenue Service (IRS) is currently auditing our fiscal year 2012 and short-year 2013 federal income tax returns.  With respect to state, local and foreign jurisdictions, with limited exceptions, we are no longer subject to income tax audits for fiscal years before 2011.  We believe our recorded tax liabilities as of October 31, 2015 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

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

	Thirteen weeks ended
	October 31, 2015	November 1, 2014
(dollars in millions)

Net earnings (loss)	$(10.5)	$0.2
Income tax expense (benefit)	(6.3)	0.3
Interest expense, net	71.7	72.6
Depreciation expense	55.9	43.5
Amortization of intangible assets and favorable lease commitments	29.0	49.5
EBITDA	$139.7	$166.1
EBITDA as a percentage of revenues	12.0%	14.0%

Incremental rent expense	2.7	2.8
Transaction and other costs	2.5	11.0
Non-cash stock-based compensation	2.0	2.1
Expenses related to cyber-attack	0.2	4.3
Expenses incurred in connection with openings of new stores / remodels of existing stores	2.9	3.5
Expenses incurred in connection with strategic initiatives	14.4	2.2
Other expenses	—	2.3
Adjusted EBITDA	$164.3	$194.3
Adjusted EBITDA as a percentage of revenues	14.1%	16.4%

Adjusted EBITDA as a percentage of revenues decreased by 230 basis points in the first quarter of fiscal year 2016 compared to the first quarter of fiscal year 2015. This decrease was driven primarily by (1) an increase in COGS driven by higher markdowns and promotional costs, (2) deleveraging of buying and occupancy costs on lower than expected revenues and (3) higher selling costs as a result of higher online marketing to drive revenues, net of expense savings realized in connection with Organizing for Growth and other efficiency initiatives, partially offset by (4) lower current incentive compensation costs.

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

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of inventories.  We have typically financed our cash requirements with available cash balances, cash flows from operations and, if necessary, with cash provided from borrowings under the Asset-Based Revolving Credit Facility.  We had $340.0 million of outstanding borrowings under the Asset-Based Revolving Credit Facility as of October 31, 2015.

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

Net cash used for our operating activities was $142.1 million in the first quarter of fiscal year 2016 compared to net cash used for our operating activities of $99.2 million in the first quarter of fiscal year 2015.  We held cash balances of $58.6 million at October 31, 2015 compared to $81.6 million at November 1, 2014. The increase in net cash used for our operating activities in the first quarter of fiscal year 2016 was due primarily to the impacts of our revenues being below our expectations, including (i) lower cash generated from our operating activities and (ii) a higher net investment in our merchandise inventories.

Net cash used for investing activities was $75.0 million in the first quarter of fiscal year 2016 and $238.1 million in the first quarter of fiscal year 2015.  In the first quarter of fiscal year 2015, net cash used for investing activities included cash payments of $181.7 million incurred in connection with the MyTheresa acquisition. Capital expenditures were $75.0 million in the first quarter of fiscal year 2016 and $56.4 million in the first quarter of fiscal year 2015. Currently, we project capital expenditures for fiscal year 2016 to be approximately $320 to $350 million.  Net of developer contributions, capital expenditures for fiscal year 2016 are projected to be approximately $270 to $300 million.

Net cash provided by financing activities was $202.6 million in the first quarter of fiscal year 2016 comprised primarily of net borrowings under our Asset-Based Revolving Credit Facility due to seasonal working capital requirements. Net cash provided by financing activities was $222.4 million in the first quarter of fiscal year 2015 comprised primarily of borrowings under our Asset-Based Revolving Credit Facility of $200.0 million to fund the MyTheresa acquisition and $30.0 million to fund seasonal working capital requirements.

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

Financing Structure at October 31, 2015

Our major sources of funds are comprised of the $900.0 million Asset-Based Revolving Credit Facility, the $2,891.1 million Senior Secured Term Loan Facility, $960.0 million Cash Pay Notes, $600.0 million PIK Toggle Notes, $125.0 million 2028 Debentures (each as described in more detail below), vendor payment terms and operating leases.

Asset-Based Revolving Credit Facility.  At October 31, 2015, the Asset-Based Revolving Credit Facility provided for a maximum committed borrowing capacity of $900.0 million.  The Asset-Based Revolving Credit Facility matures on October 25, 2018.  As of October 31, 2015, we had $340.0 million of borrowings outstanding under this facility, no outstanding letters of credit and $470.0 million of unused borrowing availability.

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

The weighted average interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 1.45% at October 31, 2015.

See Note 5 of the Notes to Condensed Consolidated Financial Statements in Part I — Item 1 for a further description of the terms of the Asset-Based Revolving Credit Facility.

Senior Secured Term Loan Facility.  At October 31, 2015, the outstanding balance under the Senior Secured Term Loan Facility was $2,891.1 million.  The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

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

The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.25% at October 31, 2015.

See Note 5 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 for a further description of the terms of the Senior Secured Term Loan Facility.

Cash Pay Notes.  We have outstanding $960.0 million aggregate principal amount of 8.00% Senior Cash Pay Notes due 2021. The Cash Pay Notes mature on October 15, 2021.

See Note 5 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 for a further description of the terms of the Cash Pay Notes.

PIK Toggle Notes.  We have outstanding $600.0 million aggregate principal amount of 8.75%/9.50% Senior PIK Toggle Notes due 2021. The PIK Toggle Notes mature on October 15, 2021.

See Note 5 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 for a further description of the terms of the PIK Toggle Notes.

2028 Debentures.  We have outstanding $125.0 million aggregate principal amount of 7.125% Senior Debentures due 2028.  The 2028 Debentures mature on June 1, 2028.

See Note 5 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 for a further description of the terms of the 2028 Debentures.

Interest rate caps.  At October 31, 2015, we had outstanding floating rate debt obligations of $3,231.1 million.  We have entered into interest rate cap agreements which effectively cap LIBOR at 3.00% for an aggregate notional amount of $1,400.0 million from December 2014 through December 2016 to hedge the variability of our cash flows related to a portion of our floating rate indebtedness.  In the event LIBOR is less than the capped rate, we will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than the capped rate, we will pay interest at the capped rate.

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

A complete description of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended August 1, 2015.

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (FASB) issued guidance to clarify the principles for revenue recognition. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most recent revenue recognition guidance. This new guidance is effective for us no earlier than the first quarter of fiscal year 2019 using one of two retrospective application methods. We are currently evaluating which application method to adopt and the impact of adopting this new accounting guidance on our Condensed Consolidated Financial Statements.

We do not expect that any other recently issued accounting pronouncements will have a material impact on our Condensed Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We discussed our market risk in Part II — Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended August 1, 2015 as filed with the Securities and Exchange Commission on September 22, 2015.  There have been no material changes to this risk since that time.

ITEM 4.  CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of October 31, 2015, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis and within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b. Changes in Internal Control over Financial Reporting.

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems.  No change occurred in our internal controls over financial reporting during the quarter ended October 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

The information contained under the subheadings "Employment and Consumer Class Actions Litigation" and “Cyber-Attack Class Actions Litigation” in Note 9 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 is incorporated herein by reference as if fully restated herein.  Note 9 contains forward-looking statements that are subject to the risks and uncertainties discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements.”

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors described in Part I — Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 1, 2015 as filed with the Securities and Exchange Commission on September 22, 2015. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or results of operations.

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

NEIMAN MARCUS GROUP LTD LLC
(Registrant)

Signature	Title	Date

/s/ T. Dale Stapleton	Senior Vice President	December 14, 2015
T. Dale Stapleton	and Chief Accounting Officer
(on behalf of the registrant and
as principal accounting officer)