Form 10-Q
period 2016-01-30
Neiman Marcus Group LTD LLC
filed 2016-03-15
CIK 1358651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 30, 2016

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

NEIMAN MARCUS GROUP LTD LLC

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except units)	January 30, 2016	August 1, 2015	January 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$56,918	$72,974	$127,102
Merchandise inventories	1,165,682	1,154,844	1,111,680
Deferred income taxes	40,393	30,714	38,055
Other current assets	127,741	126,169	114,722
Total current assets	1,390,734	1,384,701	1,391,559

Property and equipment, net	1,532,567	1,477,886	1,425,177
Intangible assets, net	3,539,925	3,598,562	3,665,011
Goodwill	2,270,101	2,272,483	2,282,696
Other long-term assets	132,210	142,130	146,547
Total assets	$8,865,537	$8,875,762	$8,910,990

LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$287,463	$342,999	$307,180
Accrued liabilities	526,312	465,402	490,333
Current portion of long-term debt	29,426	29,426	29,426
Total current liabilities	843,201	837,827	826,939

Long-term liabilities:
Long-term debt	4,701,702	4,681,309	4,690,915
Deferred income taxes	1,446,217	1,471,091	1,519,319
Other long-term liabilities	466,509	471,791	424,088
Total long-term liabilities	6,614,428	6,624,191	6,634,322

Membership unit (1 unit issued and outstanding at January 30, 2016, August 1, 2015 and January 31, 2015)	—	—	—
Member capital	1,584,216	1,584,106	1,584,106
Accumulated other comprehensive loss	(54,520)	(51,228)	(28,305)
Accumulated deficit	(121,788)	(119,134)	(106,072)
Total member equity	1,407,908	1,413,744	1,449,729
Total liabilities and member equity	$8,865,537	$8,875,762	$8,910,990

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Thirteen weeks ended
(in thousands)	January 30, 2016	January 31, 2015

Revenues	$1,486,957	$1,521,824
Cost of goods sold including buying and occupancy costs (excluding depreciation)	1,026,292	1,019,125
Selling, general and administrative expenses (excluding depreciation)	302,654	322,661
Income from credit card program	(16,337)	(14,730)
Depreciation expense	53,651	45,012
Amortization of intangible assets	14,095	14,712
Amortization of favorable lease commitments	13,537	13,541
Other expenses	8,048	2,708

Operating earnings	85,017	118,795

Interest expense, net	71,495	72,465

Earnings before income taxes	13,522	46,330

Income tax expense	5,638	18,515

Net earnings (loss)	$7,884	$27,815

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Twenty-six weeks ended
(in thousands)	January 30, 2016	January 31, 2015

Revenues	$2,651,857	$2,708,316
Cost of goods sold including buying and occupancy costs (excluding depreciation)	1,762,366	1,747,519
Selling, general and administrative expenses (excluding depreciation)	587,996	608,977
Income from credit card program	(29,624)	(28,853)
Depreciation expense	109,541	88,520
Amortization of intangible assets	29,448	50,729
Amortization of favorable lease commitments	27,149	27,035
Other expenses	25,146	22,509

Operating earnings	139,835	191,880

Interest expense, net	143,180	145,075

Earnings (loss) before income taxes	(3,345)	46,805

Income tax expense (benefit)	(691)	18,794

Net earnings (loss)	$(2,654)	$28,011

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(UNAUDITED)

	Thirteen weeks ended
(in thousands)	January 30, 2016	January 31, 2015

Net earnings	$7,884	$27,815

Other comprehensive loss:
Foreign currency translation adjustments, net of tax of ($1,195) and ($1,695)	(3,415)	(5,977)
Change in unrealized loss on financial instruments, net of tax of ($76) and ($1,122)	(116)	(1,741)
Change in unrealized loss on unfunded benefit obligations, net of tax of ($58) and ($37)	(89)	(57)
Total other comprehensive loss	(3,620)	(7,775)

Total comprehensive earnings (loss)	$4,264	$20,040

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(UNAUDITED)

	Twenty-six weeks ended
(in thousands)	January 30, 2016	January 31, 2015

Net earnings (loss)	$(2,654)	$28,011

Other comprehensive loss:
Foreign currency translation adjustments, net of tax of ($1,142) and ($1,695)	(3,299)	(5,977)
Change in unrealized loss on financial instruments, net of tax of $456 and ($1,888)	707	(2,932)
Change in unrealized loss on unfunded benefit obligations, net of tax of ($452) and ($1,268)	(700)	(1,967)
Total other comprehensive loss	(3,292)	(10,876)

Total comprehensive earnings (loss)	$(5,946)	$17,135

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Twenty-six weeks ended
(in thousands)	January 30, 2016	January 31, 2015

CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$(2,654)	$28,011
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	178,424	178,558
Deferred income taxes	(32,961)	(43,595)
Other	4,248	12,146
	147,057	175,120
Changes in operating assets and liabilities, excluding net assets acquired:
Merchandise inventories	(11,901)	(2,559)
Other current assets	(1,688)	(5,717)
Other assets	(155)	330
Accounts payable and accrued liabilities	(33,234)	(58,020)
Deferred real estate credits	18,234	12,599
Net cash provided by operating activities	118,313	121,753

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(153,760)	(119,422)
Acquisition of MyTheresa	(896)	(181,727)
Net cash used for investing activities	(154,656)	(301,149)

CASH FLOWS - FINANCING ACTIVITIES
Borrowings under senior secured asset-based revolving credit facility	350,000	355,000
Repayment of borrowings under senior secured asset-based revolving credit facility	(315,000)	(230,000)
Repayment of borrowings under senior secured term loan facility	(14,713)	(14,713)
Debt issuance costs paid	—	(265)
Net cash provided by financing activities	20,287	110,022

CASH AND CASH EQUIVALENTS
Decrease during the period	(16,056)	(69,374)
Beginning balance	72,974	196,476
Ending balance	$56,918	$127,102

Supplemental Schedule of Cash Flow Information
Cash paid during the period for:
Interest	$135,384	$134,862
Income taxes	$15,172	$45,418
Non-cash activities:
Contingent earn-out obligation incurred in connection with acquisition of MyTheresa	$—	$50,043
See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.              Basis of Presentation

Neiman Marcus Group LTD LLC (the "Company") is a luxury omni-channel retailer conducting store and online operations principally under the Neiman Marcus, Bergdorf Goodman, Last Call and MyTheresa brand names.  References to “we,” “our” and “us” are used to refer to the Company or collectively to the Company and its subsidiaries, as appropriate to the context.

On October 25, 2013, the Company merged with and into Mariposa Merger Sub LLC ("Mariposa") pursuant to an Agreement and Plan of Merger, dated September 9, 2013, by and among Neiman Marcus Group, Inc. (f/k/a NM Mariposa Holdings, Inc.) ("Parent"), Mariposa and the Company, with the Company surviving the merger (the "Acquisition").  As a result of the Acquisition and the Conversion (as defined below), the Company is now a direct subsidiary of Mariposa Intermediate Holdings LLC ("Holdings"), which in turn is a direct subsidiary of Parent. Parent is owned by entities affiliated with Ares Management, L.P. and Canada Pension Plan Investment Board (together, the "Sponsors") and certain co-investors.  Previously, the Company was a subsidiary of Newton Holding, LLC, which was controlled by investment funds affiliated with TPG Global, LLC (collectively with its affiliates, "TPG") and Warburg Pincus LLC (together with TPG, the "Former Sponsors").  On October 28, 2013, the Company and NMG (as defined below) each converted from a Delaware corporation to a Delaware limited liability company (the "Conversion").

The Company’s operations are conducted through its direct wholly owned subsidiary, The Neiman Marcus Group LLC ("NMG").

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. The operations of MyTheresa are conducted primarily through the mytheresa.com website.

The accompanying Condensed Consolidated Financial Statements set forth financial information of the Company and its subsidiaries on a consolidated basis.  All significant intercompany accounts and transactions have been eliminated.

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  All references to (i) the second quarter of fiscal year 2016 relate to the thirteen weeks ended January 30, 2016, (ii) the second quarter of fiscal year 2015 relate to the thirteen weeks ended January 31, 2015, (iii) year-to-date fiscal 2016 relate to the twenty-six weeks ended January 30, 2016 and (iv) year-to-date fiscal 2015 relate to the twenty-six weeks ended January 31, 2015.

We have prepared the accompanying Condensed Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended.  Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended August 1, 2015.  In our opinion, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the applicable interim periods.

The luxury retail industry is seasonal in nature, with higher sales typically generated in the fall and holiday selling seasons.  Due to seasonal and other factors, the results of operations for the second quarter of fiscal year 2016 are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

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

We believe the following critical accounting policies, among others, encompass the more significant estimates, assumptions and judgments used in the preparation of the accompanying Condensed Consolidated Financial Statements:

•	allocation of the purchase price paid to effect the acquisitions to state the acquired assets and liabilities at fair value as of the acquisition dates;

•	recognition of revenues;

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

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (the "FASB") issued guidance to clarify the principles for revenue recognition. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most recent revenue recognition guidance. This new guidance is effective for us no earlier than the first quarter of fiscal year 2019 using one of two retrospective application methods.

In April 2015, the FASB issued guidance to simplify the balance sheet presentation of debt issuance costs. The standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt, consistent with the presentation of debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the new guidance. In addition, the FASB issued guidance in August 2015 to clarify the treatment of debt issuance costs related to line of credit arrangements. Companies can continue to present debt issuance costs for line of credit arrangements as an asset and subsequently amortize the deferred issuance cost ratably over the term of the arrangement. This new guidance is effective for us as of the first quarter of fiscal year 2017.

In April 2015, the FASB issued guidance related to the accounting for cloud computing arrangements. Under this guidance, if a cloud computing arrangement includes a software license, the software license element should be accounted for in a manner consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. This new guidance is effective for us as of the first quarter of fiscal year 2017.

In November 2015, the FASB issued guidance to simplify the balance sheet presentation of deferred income taxes. The standard requires that deferred tax liabilities and assets be classified as non-current in a balance sheet. This new guidance is effective for us as of the first quarter of fiscal year 2018 using either a prospective or retrospective application method.

In February 2016, the FASB issued guidance that requires a lessee to recognize assets and liabilities arising from leases on the balance sheet. Previous GAAP did not require lease assets and liabilities to be recognized for most leases. Additionally, companies are permitted to make an accounting policy election to not recognize lease assets and liabilities for leases with a term of 12 months or less. For both finance leases and operating leases, the lease liability should be initially measured at the present value of the lease payments. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will not significantly change under this new guidance. This new guidance is effective for us as of the first quarter of fiscal year 2020.

With respect to each of the recent accounting pronouncements described above, we are currently evaluating which application methods to adopt and the impact of adopting these new accounting standards on our Condensed Consolidated Financial Statements. In addition, we do not expect that any other recently issued accounting pronouncements will have a material impact on our Condensed Consolidated Financial Statements.

2.              MyTheresa Acquisition

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. The operations of MyTheresa are conducted primarily through the mytheresa.com website. The purchase price paid to acquire MyTheresa, net of cash acquired, was $181.7 million, which was financed through a combination of cash and debt. In addition, the MyTheresa purchase agreement contains contingent earn-out payments to the sellers aggregating up to €55.0 million based on operating performance for calendar years 2015 and 2016. At January 30, 2016, the estimated fair value of the earn-out obligations was $53.8 million, or €49.5 million.

The accompanying Condensed Consolidated Balance Sheet as of January 31, 2015 has been recast to reflect the final purchase accounting adjustments reflected in our Consolidated Balance Sheet as of August 1, 2015. MyTheresa results of operations are included in our condensed consolidated results of operations beginning in the second quarter of fiscal year 2015.

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
The following table shows the Company’s financial assets that are required to be measured at fair value on a recurring basis in our Condensed Consolidated Balance Sheets:

(in thousands)	Fair Value Hierarchy	January 30, 2016	August 1, 2015	January 31, 2015

Assets:
Interest rate caps (included in long-term assets)	Level 2	$—	$21	$264

Liabilities:
Contingent earn-out obligation (included in accrued liabilities)	Level 3	$28,786	$—	$—
Contingent earn-out obligation (included in other long-term liabilities)	Level 3	25,005	51,251	49,645

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

The carrying values of cash and cash equivalents, credit card receivables and accounts payable approximate fair value due to their short-term nature.  We determine the fair value of our long-term debt on a non-recurring basis, which results are summarized as follows:

		January 30, 2016		August 1, 2015		January 31, 2015
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt:
Asset-Based Revolving Credit Facility	Level 2	$165,000	$165,000	$130,000	$130,000	$125,000	$125,000
Senior Secured Term Loan Facility	Level 2	2,883,772	2,508,882	2,898,485	2,887,616	2,913,199	2,827,638
Cash Pay Notes	Level 2	960,000	720,000	960,000	1,021,200	960,000	993,600
PIK Toggle Notes	Level 2	600,000	387,000	600,000	639,120	600,000	627,000
2028 Debentures	Level 2	122,356	117,375	122,250	124,531	122,142	129,375

We estimated the fair value of long-term debt using (i) prevailing market rates for debt of similar remaining maturities and credit risk for the senior secured asset-based revolving credit facility (as amended, the "Asset-Based Revolving Credit Facility") and the senior secured term loan facility (as amended, the "Senior Secured Term Loan Facility" and, together with the Asset-Based Revolving Credit Facility, the "Senior Secured Credit Facilities") and (ii) quoted market prices of the same or similar issues for the $960.0 million aggregate principal amount of 8.00% Senior Cash Pay Notes due 2021 (the "Cash Pay Notes"), the $600.0 million aggregate principal amount of 8.75%/9.50% Senior PIK Toggle Notes due 2021 (the "PIK Toggle Notes") and the $125.0 million aggregate principal amount of 7.125% Debentures due 2028 (the "2028 Debentures" and, together with the Cash Pay Notes and the PIK Toggle Notes, the "Notes").

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

4.     Intangible Assets, Net and Goodwill

(in thousands)	January 30, 2016	August 1, 2015	January 31, 2015

Favorable lease commitments, net	$1,013,291	$1,040,440	$1,067,732
Other definite-lived intangible assets, net	491,537	521,275	554,816
Tradenames	2,035,097	2,036,847	2,042,463
Intangible assets, net	$3,539,925	$3,598,562	$3,665,011

Goodwill	$2,270,101	$2,272,483	$2,282,696

Intangible Assets Subject to Amortization. Our definite-lived intangible assets, which primarily consist of customer lists, are amortized using accelerated methods which reflect the pattern in which we receive the economic benefit of the asset, currently estimated at six to 16 years (weighted average life of 13 years from the respective acquisition dates).  Favorable lease commitments are amortized straight-line over the remaining lives of the leases, ranging from four to 55 years (weighted average life of 30 years from the respective acquisition dates).

Total amortization of all intangible assets recorded in connection with acquisitions for the current and next five fiscal years is currently estimated as follows (in thousands):

January 31, 2016 through July 30, 2016	$54,972
2017	105,561
2018	99,656
2019	96,532
2020	89,871
2021	84,047

At January 30, 2016, accumulated amortization was $220.2 million for other definite-lived intangible assets and $122.2 million for favorable lease commitments.

Indefinite-lived Intangible Assets and Goodwill.  Indefinite-lived intangible assets, such as our Neiman Marcus, Bergdorf Goodman and MyTheresa tradenames and goodwill, are not subject to amortization.  Rather, we assess the recoverability of indefinite-lived intangible assets and goodwill in the fourth quarter of each fiscal year and upon the occurrence of certain events.

5.              Long-term Debt

The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	January 30, 2016	August 1, 2015	January 31, 2015

Asset-Based Revolving Credit Facility	variable	$165,000	$130,000	$125,000
Senior Secured Term Loan Facility	variable	2,883,772	2,898,485	2,913,199
Cash Pay Notes	8.00%	960,000	960,000	960,000
PIK Toggle Notes	8.75%/9.50%	600,000	600,000	600,000
2028 Debentures	7.125%	122,356	122,250	122,142
Total debt		4,731,128	4,710,735	4,720,341
Less: current portion of Senior Secured Term Loan Facility		(29,426)	(29,426)	(29,426)
Long-term debt		$4,701,702	$4,681,309	$4,690,915
Asset-Based Revolving Credit Facility.  On October 25, 2013, Neiman Marcus Group LTD LLC entered into a credit agreement and related security and other agreements for the Asset-Based Revolving Credit Facility. At January 30, 2016, the Asset-Based Revolving Credit Facility provided for a maximum committed borrowing capacity of $900.0 million. The Asset-Based Revolving Credit Facility matures on October 25, 2018.  On January 30, 2016, we had $165.0 million of borrowings outstanding under this facility, no outstanding letters of credit and $645.0 million of unused borrowing availability.

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

At January 30, 2016, borrowings under the Asset-Based Revolving Credit Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Deutsche Bank AG New York Branch (the administrative agent), (2) the federal funds effective rate plus ½ of 1.00% and (3) the adjusted one-month LIBOR plus 1.00% or (b) LIBOR, subject to certain adjustments, in each case plus an applicable margin (1.25% at January 30, 2016).  The applicable margin is up to 0.75% with respect to base rate borrowings and up to 1.75% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on the average historical excess availability under the Asset-Based Revolving Credit Facility. The weighted average interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 1.68% at January 30, 2016.  In addition, we are required to pay a commitment fee in respect of unused commitments at a rate of 0.25% per annum.  We must also pay customary letter of credit fees and agency fees.

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

The Asset-Based Revolving Credit Facility is guaranteed by Holdings and each of our current and future direct and indirect wholly owned subsidiaries (subsidiary guarantors) other than (a) unrestricted subsidiaries, (b) certain immaterial subsidiaries, (c) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (d) certain holding companies of foreign subsidiaries, (e) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (f) any subsidiary that is prohibited by applicable law or contractual obligation from acting as a guarantor or which would require governmental approval to provide a guarantee. At January 30, 2016, the assets of non-guarantor subsidiaries, primarily NMG Germany GmbH (through which we conduct the operations of MyTheresa), were $269.2 million, or 3.0% of consolidated total assets. All obligations under the Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of Holdings, the Company and the subsidiary guarantors.
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

Senior Secured Term Loan Facility.  On October 25, 2013, Neiman Marcus Group LTD LLC entered into a credit agreement and related security and other agreements for the $2,950.0 million Senior Secured Term Loan Facility. At January 30, 2016 (after giving effect to the Refinancing Amendment described below), the outstanding balance under the Senior Secured Term Loan Facility was $2,883.8 million. The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

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

At January 30, 2016, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Credit Suisse AG (the administrative agent), (2) the federal funds effective rate plus ½ of 1.00% and (3) the adjusted one-month LIBOR plus 1.00%, or (b) an adjusted LIBOR (for a period equal to the relevant interest period, and in any event, never less than 1.00%), subject to certain adjustments, in each case plus an applicable margin.  The applicable margin is up to 2.25% with respect to base rate borrowings and up to 3.25% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on our senior secured first lien net leverage ratio.  The applicable margin with respect to outstanding LIBOR borrowings was 3.25% at January 30, 2016.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.25% at January 30, 2016.

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

The Senior Secured Term Loan Facility is guaranteed by Holdings and each of our current and future subsidiary guarantors other than (a) unrestricted subsidiaries, (b) certain immaterial subsidiaries, (c) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (d) certain holding companies of foreign subsidiaries, (e) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (f) any subsidiary that is prohibited by applicable law or contractual obligation from acting as a guarantor or which would require governmental approval to provide a guarantee. At January 30, 2016, the assets of non-guarantor subsidiaries, primarily NMG Germany GmbH (through which we conduct the operations of MyTheresa), were $269.2 million, or 3.0% of consolidated total assets. All obligations under the Senior Secured Term Loan Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Holdings, the Company and the subsidiary guarantors.
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

PIK Toggle Notes.  In connection with the Acquisition, Neiman Marcus Group LTD LLC, along with Mariposa Borrower, Inc. as co-issuer, incurred indebtedness in the form of $600.0 million aggregate principal amount of 8.75%/9.50% Senior PIK Toggle Notes due 2021. The PIK Toggle Notes are guaranteed by the same entities that guarantee the Senior Secured Term Loan Facility, other than Holdings. The PIK Toggle Notes are unsecured and the guarantees are full and unconditional. The PIK Toggle Notes mature on October 15, 2021. Interest on the PIK Toggle Notes is payable semi-annually in arrears on each April 15 and October 15.  Interest on the PIK Toggle Notes was paid entirely in cash for the first two interest payments and now may be paid (i) entirely in cash ("Cash Interest"), (ii) entirely by increasing the principal amount of the PIK Toggle Notes by the relevant interest ("PIK Interest"), or (iii) 50% in Cash Interest and 50% in PIK Interest, subject to certain restrictions on the timing and number of elections of PIK Interest or partial PIK Interest payments.  Cash Interest on the PIK Toggle Notes accrues at a rate of 8.75% per annum.  PIK Interest on the PIK Toggle Notes accrues at a rate of 9.50% per annum.

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

2028 Debentures.  NMG has outstanding $125.0 million aggregate principal amount of our 7.125% Senior Debentures due 2028.  The 2028 Debentures are secured by a first lien security interest on certain collateral subject to liens granted under the Senior Secured Credit Facilities.  The 2028 Debentures are guaranteed on an unsecured, senior basis by the Company.  The guarantee is full and unconditional.  At January 30, 2016, our non-guarantor subsidiaries consisted principally of Bergdorf Goodman, Inc., through which we conduct the operations of our Bergdorf Goodman stores, NM Nevada Trust, which holds legal title to certain real property and intangible assets used by us in conducting our operations, and NMG Germany GmbH, through which we conduct the operations of MyTheresa.  The 2028 Debentures include certain restrictive covenants and a cross-acceleration provision in respect of any other indebtedness that has an aggregate principal amount exceeding $15.0 million.  The 2028 Debentures mature on June 1, 2028.

For a more detailed description of the 2028 Debentures, refer to Note 8 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 1, 2015.

Maturities of Long-term Debt.  At January 30, 2016, annual maturities of long-term debt during the current and next five fiscal years and thereafter are as follows (in millions):

January 31, 2016 through July 30, 2016	$14.7
2017	29.4
2018	29.4
2019	194.4
2020	29.4
2021	2,751.5
Thereafter	1,682.3

The previous table does not reflect future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

Interest Expense.  The significant components of interest expense are as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015

Asset-Based Revolving Credit Facility	$735	$485	$1,609	$715
Senior Secured Term Loan Facility	31,089	31,405	62,258	62,984
Cash Pay Notes	19,200	19,200	38,400	38,400
PIK Toggle Notes	13,125	13,125	26,250	26,250
2028 Debentures	2,226	2,226	4,453	4,453
Amortization of debt issue costs	6,143	6,143	12,286	12,274
Other, net	(1,023)	(119)	(2,076)	(1)
Interest expense, net	$71,495	$72,465	$143,180	$145,075

6.              Derivative Financial Instruments

At January 30, 2016, we had outstanding floating rate debt obligations of $3,048.8 million. In April 2014, we entered into interest rate cap agreements (at a cost of $2.0 million) for an aggregate notional amount of $1,400.0 million to hedge the variability of our cash flows related to a portion of our floating rate indebtedness. The interest rate cap agreements effectively cap LIBOR at 3.00% from December 2014 through December 2016 with respect to the $1,400.0 million notional amount of such agreements. In the event LIBOR is less than 3.00%, we will pay interest at the lower LIBOR rate. In the event LIBOR is higher than 3.00%, we will pay interest at the capped rate of 3.00%. On January 30, 2016, the fair value of our interest rate caps was negligible.
Gains and losses realized due to the expiration of applicable portions of the interest rate caps are reclassified to interest expense at the time our quarterly interest payments are made. Losses of $0.1 million were realized in the second quarter of fiscal year 2016 and in year-to-date fiscal 2016. No gains or losses were realized in the second quarter of fiscal year 2015 or in year-to-date fiscal 2015.

7.              Income Taxes

Our effective income tax rates are as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015

Effective income tax rate	41.7%	40.0%	20.7%	40.2%

Our effective income tax rate on the earnings for the second quarter of fiscal year 2016 exceeded the federal statutory tax rate of 35.0% due primarily to the non-deductible portion of transaction and other costs incurred in connection with the MyTheresa acquisition, state income taxes and reductions in our estimated tax reserves due to the expiration of statute of limitations. Our effective income tax rate on the loss for year-to-date fiscal 2016 was less than the federal statutory tax rate due primarily to lower statutory tax rates applicable to the Company's operations in foreign jurisdictions and the non-deductible portion of transaction and other costs incurred in connection with the MyTheresa acquisition. Our effective income tax rates on the earnings for the second quarter of fiscal year 2015 and year-to-date fiscal 2015 exceeded the federal statutory tax rate due primarily to the non-deductible portion of transaction and other costs incurred in connection with the MyTheresa acquisition and state income taxes.

At January 30, 2016, the gross amount of unrecognized tax benefits was $1.1 million ($0.7 million of which would impact our effective tax rate, if recognized).  We classify interest and penalties as a component of income tax expense and our liability for accrued interest and penalties was $4.0 million at January 30, 2016, $4.8 million at August 1, 2015 and $4.5 million at January 31, 2015.

We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions.  The Internal Revenue Service ("IRS") is currently auditing our fiscal year 2012 and short-year 2013 federal income tax returns. With respect to state, local and foreign jurisdictions, with limited exceptions, we are no longer subject to income tax audits for fiscal years before 2011.  We believe our recorded tax liabilities as of January 30, 2016 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

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

8.              Employee Benefit Plans

Description of Benefit Plans.  We currently maintain defined contribution plans consisting of a retirement savings plan (RSP) and a defined contribution supplemental executive retirement plan ("Defined Contribution SERP Plan").  In addition, we sponsor a defined benefit pension plan ("Pension Plan") and an unfunded supplemental executive retirement plan ("SERP Plan") that provides certain employees additional pension benefits.  As of the third quarter of fiscal year 2010, benefits offered to all participants in our Pension Plan and SERP Plan were frozen.  Retirees and active employees hired prior to March 1, 1989 are eligible for certain limited postretirement health care benefits ("Postretirement Plan") if they meet certain service and minimum age requirements.  We also sponsor an unfunded key employee deferred compensation plan, which provides certain employees with additional benefits.
Obligations for our employee benefit plans, included in other long-term liabilities, are as follows:

(in thousands)	January 30, 2016	August 1, 2015	January 31, 2015

Pension Plan	$219,486	$218,612	$197,210
SERP Plan	109,556	111,157	109,789
Postretirement Plan	9,038	9,121	10,861
	338,080	338,890	317,860
Less: current portion	(6,016)	(6,724)	(5,814)
Long-term portion of benefit obligations	$332,064	$332,166	$312,046

Funding Policy and Plan Status.  Our policy is to fund the Pension Plan at or above the minimum level required by law.  In fiscal year 2015, we were not required to make contributions to the Pension Plan. As of January 30, 2016, we do not believe we will be required to make contributions to the Pension Plan for fiscal year 2016.  We will continue to evaluate voluntary contributions to our Pension Plan based upon the unfunded position of the Pension Plan, our available liquidity and other factors.

Cost of Benefits. The components of the expenses we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015

Pension Plan:
Interest cost	$5,429	$6,382	$10,858	$12,764
Expected return on plan assets	(5,807)	(6,234)	(11,614)	(12,468)
Pension Plan expense (income)	$(378)	$148	$(756)	$296

SERP Plan:
Interest cost	$892	$1,126	$1,784	$2,252
SERP Plan expense	$892	$1,126	$1,784	$2,252

Postretirement Plan:
Service cost	$1	$3	$2	$6
Interest cost	71	113	142	226
Net amortization of gains	(146)	(93)	(292)	(186)
Postretirement Plan expense (income)	$(74)	$23	$(148)	$46

9.       Commitments and Contingencies

Employment and Consumer Class Actions Litigation.  On April 30, 2010, a Class Action Complaint for Injunction and Equitable Relief was filed against the Company, Newton Holding, LLC, TPG Capital, L.P. and Warburg Pincus LLC in the U.S. District Court for the Central District of California by Sheila Monjazeb, individually and on behalf of other members of the general public similarly situated. On July 12, 2010, all defendants except for the Company were dismissed without prejudice, and on August 20, 2010, this case was dismissed by Ms. Monjazeb and refiled in the Superior Court of California for San Francisco County. This complaint, along with a similar class action lawsuit originally filed by Bernadette Tanguilig in 2007, sought monetary and injunctive relief and alleged that the Company has engaged in various violations of the California Labor Code and Business and Professions Code, including without limitation, by (i) asking employees to work “off the clock,” (ii) failing to provide meal and rest breaks to its employees, (iii) improperly calculating deductions on paychecks delivered to its employees and (iv) failing to provide a chair or allow employees to sit during shifts. The Monjazeb and Tanguilig class actions were deemed “related” cases and were then brought before the same trial court judge.  On October 24, 2011, the court granted the Company’s motion to compel Ms. Monjazeb and Juan Carlos Pinela (a co-plaintiff in the Tanguilig case) to arbitrate their individual claims in accordance with the Company’s Mandatory Arbitration Agreement, foreclosing their ability to pursue a class action in court. However, the court’s order compelling arbitration did not apply to Ms. Tanguilig because she is not bound by the Mandatory Arbitration Agreement.  Further, the court determined that Ms. Tanguilig could not be a class representative of employees who are subject to the Mandatory Arbitration Agreement, thereby limiting the putative class action to those associates who were employed between December 2003 and July 15, 2007 (the effective date of our Mandatory Arbitration Agreement).  Following the court’s order, Ms. Monjazeb and Mr. Pinela filed demands for arbitration with the American Arbitration Association ("AAA") seeking to arbitrate not only their individual claims, but also class claims, which the Company asserted violated the class action waiver in the Mandatory Arbitration Agreement. This led to further proceedings in the trial court, a stay of the arbitrations, and a decision by the trial court, on its own motion, to reconsider its order compelling arbitration. The trial court ultimately decided to vacate its order compelling arbitration due to a recent California appellate court decision.  Following this ruling, the Company timely filed two separate appeals, one with respect to Mr. Pinela and one with respect to Ms. Monjazeb, with the California Court of Appeal, asserting that the trial court did not have jurisdiction to change its earlier determination of the enforceability of the arbitration agreement. On June 29, 2015, after briefing and oral argument, the California Court of Appeal issued its order affirming the trial court's denial of our motion to compel arbitration and awarding Mr. Pinela his costs of appeal. On July 13, 2015, we filed our petition for rehearing with the California Court of Appeal, which was denied on July 29, 2015. On August 10, 2015, we filed our petition for review with the California Supreme Court, and Mr. Pinela filed his answer on August 31, 2015. On September 16, 2015, the California Supreme Court denied our petition for review. On October 6, 2015, the case was transferred back to the trial court. On November 16, 2015, Mr. Pinela filed a motion to stay the proceedings in the trial court until after the appellate court resolves Ms. Tanguilig’s appeal. On December 10, 2015, the hearing on Mr. Pinela's motion to stay and a case management conference were held, and the trial court judge issued an order granting the motion and issuing a stay, which currently remains in effect. The appeal with respect to Ms. Monjazeb was dismissed since final approval of the class action settlement (as described below) had been granted.

With respect to Ms. Tanguilig's case, the trial court decided to set certain of her civil penalty claims for trial on April 1, 2014. In these claims, Ms. Tanguilig sought civil penalties under the Private Attorneys General Act based on the Company's alleged failure to provide employees with meal periods and rest breaks in compliance with California law. On December 10, 2013, the Company filed a motion to dismiss all of Ms. Tanguilig’s claims, including the civil penalty claims, based on her failure to bring her claims to trial within five years as required by California law. After several hearings, on February 28, 2014, the court dismissed all of Ms. Tanguilig’s claims in the case and vacated the April 1, 2014 trial date. The court awarded the Company its costs of suit in connection with the defense of Ms. Tanguilig’s claims, but denied its request of an attorneys’ fees award from Ms. Tanguilig. Ms. Tanguilig filed a notice of appeal from the dismissal of all her claims, as well as a second notice of appeal from the award of costs, both of which are pending before the California Court of Appeal. Should the California Court of Appeal reverse the trial court’s dismissal of all of Ms. Tanguilig’s claims, the litigation will resume, and Ms. Tanguilig will seek class certification of the claims asserted in her Third Amended Complaint. If this occurs, the scope of her class claims will likely be reduced by the class action settlement and release in the Monjazeb case (as described below); however, that settlement does not cover claims asserted by Ms. Tanguilig for alleged Labor Code violations from approximately December 19, 2003 to August 20, 2006 (the beginning of the settlement class period in the Monjazeb case). Briefing on the appeals is complete, and a judicial panel has been assigned. The parties have requested oral argument, but no date has been set.

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

In addition to the foregoing matters, the National Labor Relations Board ("NLRB") has been pursuing a complaint alleging that the Mandatory Arbitration Agreement’s class action prohibition violates employees’ rights to engage in concerted activity, which was submitted to an administrative law judge ("ALJ") for determination on a stipulated record. The ALJ issued a recommended decision and order finding that the Company's Arbitration Agreement and class action waiver violated the National Labor Relations Act ("NLRA"). The matter was transferred to the NLRB for further consideration and decision. On August 4, 2015, the NLRB affirmed the ALJ's decision and ordered the Company not to maintain and/or enforce the provisions of the Arbitration Agreement found to violate the NLRA and to take affirmative steps to effectuate the NLRA's policies. On August 12, 2015, we filed our petition for review of the NLRB's order with the U.S. Court of Appeals for the Fifth Circuit. On September 23, 2015, the NLRB filed a motion to hold our case in abeyance pending the Court's decisions in two other cases, which the NLRB argued presented identical issues to those before the Court in our case. On October 2, 2015, the Court issued an order granting the NLRB's motion to stay our case, and the stay currently remains in effect.

On August 7, 2014, a putative class action complaint was filed against The Neiman Marcus Group LLC in Los Angeles County Superior Court by a customer, Linda Rubenstein, in connection with the Company's Last Call stores in California. Ms. Rubenstein alleges that the Company has violated various California consumer protection statutes by implementing a marketing and pricing strategy that suggests that clothing sold at Last Call stores in California was originally offered for sale at full-line Neiman Marcus stores when allegedly, it was not, and is allegedly of inferior quality to clothing sold at the full-line stores. Ms. Rubenstein also alleges that the Company lacks adequate information to support its comparative pricing labels. On September 12, 2014, we removed the case to the U.S. District Court for the Central District of California. On October 17, 2014, we filed a motion to dismiss the complaint, which the court granted on December 12, 2014. In its order dismissing the complaint, the court granted Ms. Rubenstein leave to file an amended complaint. Ms. Rubenstein filed her first amended complaint on December 22, 2014. On January 6, 2015, we filed a motion to dismiss the first amended complaint, which the court granted on March 2, 2015. In its order dismissing the first amended complaint, the court granted Ms. Rubenstein leave to file a second amended complaint, which she filed on March 17, 2015. On April 6, 2015, we filed a motion to dismiss the second amended complaint. On May 12, 2015, the court granted our motion to dismiss the second amended complaint in its entirety, without leave to amend, and on June 9, 2015, Ms. Rubenstein filed a notice to appeal the court's ruling. The appeal is pending, and the current scheduling order provides for briefing to be completed in April 2016.

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

On February 11, 2016, a putative class action first amended complaint was filed against The Neiman Marcus Group, Inc. in the Superior Court of California, Orange County, by Holly Attia and seven other named plaintiffs. They allege claims for failure to pay overtime wages, failure to provide meal and rest breaks, failure to reimburse business expenses, failure to timely pay wages due at termination and failure to provide accurate itemized wage statements. Plaintiffs also allege derivative claims for restitution under California unfair competition law and a representative claim for penalties under the California Labor Code Private Attorney General Act ("PAGA"). Plaintiffs seek to certify a class of all nonexempt employees of the Company in California since December 31, 2011. Plaintiffs seek damages for the alleged Labor Code violations as well as restitution, statutory penalties under PAGA, and attorneys' fees, interest and costs of suit. The Company is vigorously defending this matter.
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

Cyber-Attack Class Actions Litigation. Three class actions relating to a cyber-attack on our computer systems in 2013 (the "Cyber-Attack") were filed in January 2014 and later voluntarily dismissed by the plaintiffs between February and April 2014. The plaintiffs had alleged negligence and other claims in connection with their purchases by payment cards and sought monetary and injunctive relief. Melissa Frank v. The Neiman Marcus Group, LLC, et al., was filed in the U.S. District Court for the Eastern District of New York on January 13, 2014 but was voluntarily dismissed by the plaintiff on April 15, 2014, without prejudice to her right to re-file a complaint. Donna Clark v. Neiman Marcus Group LTD LLC was filed in the U.S. District Court for the Northern District of Georgia on January 27, 2014 but was voluntarily dismissed by the plaintiff on March 11, 2014, without prejudice to her right to re-file a complaint. Christina Wong v. The Neiman Marcus Group, LLC, et al., was filed in the U.S. District Court for the Central District of California on January 29, 2014, but was voluntarily dismissed by the plaintiff on February 10, 2014, without prejudice to her right to re-file a complaint. Three additional putative class actions relating to the Cyber-Attack were filed in March and April 2014, also alleging negligence and other claims in connection with plaintiffs’ purchases by payment cards. Two of the cases, Katerina Chau v. Neiman Marcus Group LTD Inc., filed in the U.S. District Court for the Southern District of California on March 14, 2014, and Michael Shields v. The Neiman Marcus Group, LLC, filed in the U.S. District Court for the Southern District of California on April 1, 2014, were voluntarily dismissed, with prejudice as to Chau and without prejudice as to Shields. The third case, Hilary Remijas v. The Neiman Marcus Group, LLC, was filed on March 12, 2014 in the U.S. District Court for the Northern District of Illinois. On June 2, 2014, an amended complaint in the Remijas case was filed, which added three plaintiffs (Debbie Farnoush and Joanne Kao, California residents; and Melissa Frank, a New York resident) and asserted claims for negligence, implied contract, unjust enrichment, violation of various consumer protection statutes, invasion of privacy and violation of state data breach laws. The Company moved to dismiss the Remijas amended complaint on July 2, 2014. On September 16, 2014, the court granted the Company's motion to dismiss the Remijas case on the grounds that the plaintiffs lacked standing due to their failure to demonstrate an actionable injury. On September 25, 2014, plaintiffs appealed the district court's order dismissing the case to the Seventh Circuit Court of Appeals. Oral argument was held on January 23, 2015. On July 20, 2015, the Seventh Circuit Court of Appeals reversed the district court's ruling and remanded the case to the district court for further proceedings. On August 3, 2015, we filed a petition for rehearing en banc. On September 17, 2015, the Seventh Circuit Court of Appeals denied our petition for rehearing. The district court held a status conference on October 29, 2015 and set a supplemental briefing schedule on the remaining portion of our previously filed motion to dismiss that had not been addressed by the court, and scheduled a status hearing for December 15, 2015. The parties completed supplemental briefing on December 21, 2015. On January 13, 2016, the court denied the Company's motion to dismiss. Our responsive pleading is due on April 11, 2016. Andrew McClease v. The Neiman Marcus Group, LLC was filed in the U.S. District Court for the Eastern District of North Carolina on December 30, 2014, alleging negligence and other claims in connection with Mr. McClease's purchase by payment card. On March 9, 2015, the McClease case was voluntarily dismissed without prejudice by stipulation of the parties.

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

Other.  We had no outstanding irrevocable letters of credit at January 30, 2016.  We had approximately $3.3 million in surety bonds at January 30, 2016 relating primarily to merchandise imports and state sales tax and utility requirements.

10.  Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss by component (amounts are recorded net of related income taxes):

(in thousands)	Foreign Currency Translation Adjustments	Unrealized Losses on Financial Instruments	Unfunded Benefit Obligations	Total

Balance, August 1, 2015	$(16,886)	$(2,826)	$(31,516)	$(51,228)
Other comprehensive earnings (loss)	116	823	(611)	328
Balance, October 31, 2015	$(16,770)	$(2,003)	$(32,127)	$(50,900)
Other comprehensive loss	(3,415)	(116)	(89)	(3,620)
Balance, January 30, 2016	$(20,185)	$(2,119)	$(32,216)	$(54,520)

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

Co-Invest Options.  In connection with the Acquisition, certain executive officers of the Company rolled over a portion of the amounts otherwise payable in settlement of their pre-Acquisition stock options into stock options of Parent representing options to purchase a total of 56,979 shares of Class A common stock and 56,979 shares of Class B common stock of Parent (the "Co-Invest Options").

The number of Co-Invest Options issued upon conversion of pre-Acquisition stock options was equal to the product of (a) the number of shares subject to the applicable pre-Acquisition stock options multiplied by (b) the ratio of the per share merger consideration over the fair market value of a share of Parent, which was approximately 3.1x (the "Exchange Ratio").  The exercise price of each pre-Acquisition stock option was adjusted by dividing the original exercise price of the pre-Acquisition stock option by the Exchange Ratio.  Following the conversion, the exercise prices of the Co-Invest Options range from $180 to $644 per share.  As of the date of the Acquisition, the aggregate intrinsic value of the Co-Invest Options equaled the intrinsic value of the rolled over pre-Acquisition stock options. The Co-Invest Options are fully vested and are exercisable at any time prior to the applicable expiration dates related to the original grant of the pre-Acquisition options.  The Co-Invest Options contain sale and repurchase provisions.

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

Accounting for Stock Options. Prior to an initial public offering ("IPO"), Parent generally has the right to repurchase shares issued upon exercise of vested stock options at the fair market value and shares underlying vested unexercised stock options for the difference between the fair market value of the underlying share and the exercise price in the event the optionee ceases to be an employee of the Company. However, other than with respect to the Co-Invest Options, if the optionee voluntarily leaves the Company without good reason (as defined in the incentive plans) or is terminated for cause, the repurchase price is the lesser of the exercise price of such options or the fair value of such awards at the employee termination date. For certain optionees, in the event of the retirement of the optionee, the repurchase price is the fair value at the retirement date. Parent's repurchase rights expire upon completion of an IPO, including with respect to the Co-Invest Options.

As a result of Parent's repurchase rights prior to an IPO, we currently account for stock options issued to certain optionees who will become retirement eligible prior to the expiration of their stock options ("Retirement Eligible Optionees") using the liability method. Under the liability method, we recognize the estimated liability for option awards held by Retirement Eligible Optionees over the vesting periods of such awards and the liability for the vested/earned options is adjusted to its estimated fair value through compensation expense at each balance sheet date. With respect to time-vested options held by non-Retirement Eligible Optionees, such options are effectively forfeited should the optionee voluntarily leave the Company without good reason or be terminated for cause prior to an IPO. As a result, we currently record no expense or liability with respect to such options. With respect to performance-vested options, such options are effectively forfeited should the optionee voluntarily leave the Company without good reason or be terminated for cause prior to achievement of the performance condition. As a result, we currently record no expense or liability with respect to such options.

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

At January 30, 2016, an aggregate of 53,782 Co-Invest Options and time-vested options were held by Retirement Eligible Optionees. The recorded liability with respect to such options was $19.8 million at January 30, 2016, $15.9 million at August 1, 2015 and $20.1 million at January 31, 2015. We recognize compensation expense, which is included in selling, general and administrative expenses, for stock options on a straight-line basis over the vesting/performance periods.

The following table sets forth certain summary information with respect to our stock options for the periods indicated.

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except number of options and per option price)	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015

Stock compensation expense	$1,927	$2,135	$3,880	$4,270

Stock option grants:
Number of options granted	4,268	—	4,268	6,003
Weighted average grant date fair value	$341	$—	$341	$325

Stock option exercises:
Number of options exercised	626	118	626	118
Weighted average exercise price	$1,205	$577	$1,205	$577

For a more detailed description of our stock-based awards, refer to Note 14 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 1, 2015.

12.       Income from Credit Card Program

We maintain a proprietary credit card program through which credit is extended to customers and have a related marketing and servicing alliance with affiliates of Capital One Financial Corporation ("Capital One").  Pursuant to our agreement with Capital One (the "Program Agreement"), Capital One currently offers credit cards and non-card payment plans under both the “Neiman Marcus” and “Bergdorf Goodman” brand names.  Effective July 1, 2013, we amended and extended the Program Agreement to July 2020 (renewable thereafter for three-year terms), subject to early termination provisions.

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

13.       Other Expenses

Other expenses consists of the following components:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015

Expenses incurred in connection with strategic growth initiatives	$3,895	$2,107	$18,271	$4,293
MyTheresa acquisition costs	1,784	2,102	4,328	13,092
Expenses related to cyber-attack, net of insurance recoveries	507	(1,501)	685	2,800
Other expenses	1,862	—	1,862	2,324
Total	$8,048	$2,708	$25,146	$22,509

We incurred professional fees and other costs in connection with our Organizing for Growth and NMG One strategic growth initiatives aggregating $3.9 million in the second quarter of fiscal year 2016 and $18.3 million in year-to-date fiscal 2016. In connection with Organizing for Growth, we eliminated approximately 500 positions across our stores, divisions and facilities on October 1, 2015 and incurred $10.2 million of severance costs.

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. Acquisition costs consisted primarily of professional fees as well as adjustments of our earn-out obligations to estimated fair value at each reporting date.

We discovered in January 2014 that malicious software (malware) was clandestinely installed on our computer systems. In year-to-date fiscal 2016 and year-to-date fiscal 2015, we incurred investigative, legal and other expenses in connection with a cyber-attack. We expect to incur ongoing costs related to the cyber-attack for the foreseeable future. Such expenses are not currently estimable but could be material to our future results of operations.

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

	January 30, 2016
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$42,878	$14,040	$—	$56,918
Merchandise inventories	—	966,651	199,031	—	1,165,682
Other current assets	—	154,934	18,298	(5,098)	168,134
Total current assets	—	1,164,463	231,369	(5,098)	1,390,734
Property and equipment, net	—	1,397,017	135,550	—	1,532,567
Intangible assets, net	—	596,175	2,943,750	—	3,539,925
Goodwill	—	1,611,365	658,736	—	2,270,101
Other long-term assets	—	130,047	2,163	—	132,210
Intercompany notes receivable	—	189,841	—	(189,841)	—
Investments in subsidiaries	1,407,908	3,550,224	—	(4,958,132)	—
Total assets	$1,407,908	$8,639,132	$3,971,568	$(5,153,071)	$8,865,537
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$242,549	$44,914	$—	$287,463
Accrued liabilities	—	387,720	143,690	(5,098)	526,312
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	659,695	188,604	(5,098)	843,201
Long-term liabilities:
Long-term debt	—	4,701,702	—	—	4,701,702
Intercompany notes payable	—	—	189,841	(189,841)	—
Deferred income taxes	—	1,431,922	14,295	—	1,446,217
Other long-term liabilities	—	437,905	28,604	—	466,509
Total long-term liabilities	—	6,571,529	232,740	(189,841)	6,614,428
Total member equity	1,407,908	1,407,908	3,550,224	(4,958,132)	1,407,908
Total liabilities and member equity	$1,407,908	$8,639,132	$3,971,568	$(5,153,071)	$8,865,537

	August 1, 2015
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$53,162	$19,812	$—	$72,974
Merchandise inventories	—	970,295	184,549	—	1,154,844
Other current assets	—	138,966	18,082	(165)	156,883
Total current assets	—	1,162,423	222,443	(165)	1,384,701
Property and equipment, net	—	1,359,118	118,768	—	1,477,886
Intangible assets, net	—	625,937	2,972,625	—	3,598,562
Goodwill	—	1,611,365	661,118	—	2,272,483
Other long-term assets	—	140,776	1,354	—	142,130
Intercompany notes receivable	—	150,028	—	(150,028)	—
Investments in subsidiaries	1,413,744	3,617,680	—	(5,031,424)	—
Total assets	$1,413,744	$8,667,327	$3,976,308	$(5,181,617)	$8,875,762
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$291,089	$51,910	$—	$342,999
Accrued liabilities	—	380,255	85,312	(165)	465,402
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	700,770	137,222	(165)	837,827
Long-term liabilities:
Long-term debt	—	4,681,309	—	—	4,681,309
Intercompany notes payable	—	—	150,028	(150,028)	—
Deferred income taxes	—	1,454,278	16,813	—	1,471,091
Other long-term liabilities	—	417,226	54,565	—	471,791
Total long-term liabilities	—	6,552,813	221,406	(150,028)	6,624,191
Total member equity	1,413,744	1,413,744	3,617,680	(5,031,424)	1,413,744
Total liabilities and member equity	$1,413,744	$8,667,327	$3,976,308	$(5,181,617)	$8,875,762

	January 31, 2015
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$118,904	$8,198	$—	$127,102
Merchandise inventories	—	939,788	171,892	—	1,111,680
Other current assets	—	138,450	14,340	(13)	152,777
Total current assets	—	1,197,142	194,430	(13)	1,391,559
Property and equipment, net	—	1,309,780	115,397	—	1,425,177
Intangible assets, net	—	656,942	3,008,069	—	3,665,011
Goodwill	—	1,669,364	613,332	—	2,282,696
Other long-term assets	—	145,151	1,396	—	146,547
Intercompany notes receivable	—	150,000	—	(150,000)	—
Investments in subsidiaries	1,449,729	3,568,741	—	(5,018,470)	—
Total assets	$1,449,729	$8,697,120	$3,932,624	$(5,168,483)	$8,910,990
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$267,576	$39,604	$—	$307,180
Accrued liabilities	—	391,485	98,861	(13)	490,333
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	688,487	138,465	(13)	826,939
Long-term liabilities:
Long-term debt	—	4,690,915	—	—	4,690,915
Intercompany notes payable	—	—	150,000	(150,000)	—
Deferred income taxes	—	1,494,953	24,366	—	1,519,319
Other long-term liabilities	—	373,036	51,052	—	424,088
Total long-term liabilities	—	6,558,904	225,418	(150,000)	6,634,322
Total member equity	1,449,729	1,449,729	3,568,741	(5,018,470)	1,449,729
Total liabilities and member equity	$1,449,729	$8,697,120	$3,932,624	$(5,168,483)	$8,910,990

	Thirteen weeks ended January 30, 2016
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,215,117	$271,840	$—	$1,486,957
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	832,250	194,042	—	1,026,292
Selling, general and administrative expenses (excluding depreciation)	—	252,214	50,440	—	302,654
Income from credit card program	—	(14,872)	(1,465)	—	(16,337)
Depreciation expense	—	48,364	5,287	—	53,651
Amortization of intangible assets and favorable lease commitments	—	14,296	13,336	—	27,632
Other expenses	—	6,587	1,461	—	8,048
Operating earnings	—	76,278	8,739	—	85,017
Interest expense, net	—	70,078	1,417	—	71,495
Intercompany royalty charges (income)	—	43,932	(43,932)	—	—
Foreign currency loss (gain)	—	—	4,220	(4,220)	—
Equity in loss (earnings) of subsidiaries	(7,884)	(47,811)	—	55,695	—
Earnings (loss) before income taxes	7,884	10,079	47,034	(51,475)	13,522
Income tax expense (benefit)	—	5,217	(777)	1,198	5,638
Net earnings (loss)	$7,884	$4,862	$47,811	$(52,673)	$7,884
Total other comprehensive earnings (loss), net of tax	(3,620)	(205)	(393)	598	(3,620)
Total comprehensive earnings (loss)	$4,264	$4,657	$47,418	$(52,075)	$4,264

	Thirteen weeks ended January 31, 2015
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,255,316	$266,508	$—	$1,521,824
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	833,352	185,773	—	1,019,125
Selling, general and administrative expenses (excluding depreciation)	—	271,753	50,908	—	322,661
Income from credit card program	—	(13,288)	(1,442)	—	(14,730)
Depreciation expense	—	40,321	4,691	—	45,012
Amortization of intangible assets and favorable lease commitments	—	15,395	12,858	—	28,253
Other expenses	—	1,054	1,654	—	2,708
Operating earnings	—	106,729	12,066	—	118,795
Interest expense, net	—	70,658	1,807	—	72,465
Intercompany royalty charges (income)	—	43,732	(43,732)	—	—
Foreign currency loss (gain)	—	—	6,192	(6,192)	—
Equity in loss (earnings) of subsidiaries	(27,815)	(47,424)	—	75,239	—
Earnings (loss) before income taxes	27,815	39,763	47,799	(69,047)	46,330
Income tax expense	—	18,140	375	—	18,515
Net earnings (loss)	$27,815	$21,623	$47,424	$(69,047)	$27,815
Total other comprehensive earnings (loss), net of tax	(7,775)	(1,798)	(1,480)	3,278	(7,775)
Total comprehensive earnings (loss)	$20,040	$19,825	$45,944	$(65,769)	$20,040

	Twenty-six weeks ended January 30, 2016
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,135,831	$516,026	$—	$2,651,857
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,419,107	343,259	—	1,762,366
Selling, general and administrative expenses (excluding depreciation)	—	489,239	98,757	—	587,996
Income from credit card program	—	(26,758)	(2,866)	—	(29,624)
Depreciation expense	—	99,217	10,324	—	109,541
Amortization of intangible assets and favorable lease commitments	—	29,763	26,834	—	56,597
Other expenses	—	21,173	3,973	—	25,146
Operating earnings	—	104,090	35,745	—	139,835
Interest expense, net	—	137,755	5,425	—	143,180
Intercompany royalty charges (income)	—	78,755	(78,755)	—	—
Foreign currency loss (gain)	—	—	4,025	(4,025)	—
Equity in loss (earnings) of subsidiaries	2,654	(106,011)	—	103,357	—
Earnings (loss) before income taxes	(2,654)	(6,409)	105,050	(99,332)	(3,345)
Income tax expense (benefit)	—	(873)	(961)	1,143	(691)
Net earnings (loss)	$(2,654)	$(5,536)	$106,011	$(100,475)	$(2,654)
Total other comprehensive earnings (loss), net of tax	(3,292)	7	(417)	410	(3,292)
Total comprehensive earnings (loss)	$(5,946)	$(5,529)	$105,594	$(100,065)	$(5,946)

	Twenty-six weeks ended January 31, 2015
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,225,730	$482,586	$—	$2,708,316
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,436,541	310,978	—	1,747,519
Selling, general and administrative expenses (excluding depreciation)	—	518,420	90,557	—	608,977
Income from credit card program	—	(26,029)	(2,824)	—	(28,853)
Depreciation expense	—	79,720	8,800	—	88,520
Amortization of intangible assets and favorable lease commitments	—	51,183	26,581	—	77,764
Other expenses	—	20,855	1,654	—	22,509
Operating earnings	—	145,040	46,840	—	191,880
Interest expense, net	—	143,268	1,807	—	145,075
Intercompany royalty charges (income)	—	79,026	(79,026)	—	—
Foreign currency loss (gain)	—	—	6,192	(6,192)	—
Equity in loss (earnings) of subsidiaries	(28,011)	(117,492)	—	145,503	—
Earnings (loss) before income taxes	28,011	40,238	117,867	(139,311)	46,805
Income tax expense	—	18,419	375	—	18,794
Net earnings (loss)	$28,011	$21,819	$117,492	$(139,311)	$28,011
Total other comprehensive earnings (loss), net of tax	(10,876)	(4,899)	(1,480)	6,379	(10,876)
Total comprehensive earnings (loss)	$17,135	$16,920	$116,012	$(132,932)	$17,135

	Twenty-six weeks ended January 30, 2016
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$(2,654)	$(5,536)	$106,011	$(100,475)	$(2,654)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	141,266	37,158	—	178,424
Deferred income taxes	—	(30,897)	(2,064)	—	(32,961)
Other	—	(5,290)	12,420	(2,882)	4,248
Intercompany royalty income payable (receivable)	—	78,755	(78,755)	—	—
Equity in loss (earnings) of subsidiaries	2,654	(106,011)	—	103,357	—
Changes in operating assets and liabilities, net	—	67,106	(95,850)	—	(28,744)
Net cash provided by (used for) operating activities	—	139,393	(21,080)	—	118,313
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(130,505)	(23,255)	—	(153,760)
Acquisition of MyTheresa	—	—	(896)	—	(896)
Net cash used for investing activities	—	(130,505)	(24,151)	—	(154,656)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Asset-Based Revolving Credit Facility	—	350,000	—	—	350,000
Repayment of borrowings	—	(329,713)	—	—	(329,713)
Intercompany notes payable (receivable)	—	(39,459)	39,459	—	—
Net cash provided by (used for) financing activities	—	(19,172)	39,459	—	20,287
CASH AND CASH EQUIVALENTS
Decrease during the period	—	(10,284)	(5,772)	—	(16,056)
Beginning balance	—	53,162	19,812	—	72,974
Ending balance	$—	$42,878	$14,040	$—	$56,918

	Twenty-six weeks ended January 31, 2015
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$28,011	$21,819	$117,492	$(139,311)	$28,011
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	143,177	35,381	—	178,558
Deferred income taxes	—	(42,458)	(1,137)	—	(43,595)
Other	—	7,354	10,984	(6,192)	12,146
Intercompany royalty income payable (receivable)	—	79,026	(79,026)	—	—
Equity in loss (earnings) of subsidiaries	(28,011)	(117,492)	—	145,503	—
Changes in operating assets and liabilities, net	—	(15,649)	(37,718)	—	(53,367)
Net cash provided by operating activities	—	75,777	45,976	—	121,753
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(111,899)	(7,523)	—	(119,422)
Acquisition of MyTheresa	—	—	(181,727)	—	(181,727)
Net cash used for investing activities	—	(111,899)	(189,250)	—	(301,149)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Asset-Based Revolving Credit Facility	—	355,000	—	—	355,000
Repayment of borrowings	—	(244,713)	—	—	(244,713)
Intercompany notes payable (receivable)	—	(150,000)	150,000	—	—
Debt issuance costs paid	—	(265)	—	—	(265)
Net cash provided by (used for) financing activities	—	(39,978)	150,000	—	110,022
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	(76,100)	6,726	—	(69,374)
Beginning balance	—	195,004	1,472	—	196,476
Ending balance	$—	$118,904	$8,198	$—	$127,102

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended August 1, 2015.  Unless otherwise specified, the meanings of all defined terms in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") are consistent with the meanings of such terms as defined in the Notes to Condensed Consolidated Financial Statements.

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

Overview

The Company is a subsidiary of Neiman Marcus Group, Inc. (f/k/a NM Mariposa Holdings, Inc.), a Delaware corporation ("Parent"), which is owned by entities affiliated with Ares Management, L.P. and Canada Pension Plan Investment Board (together, the "Sponsors") and certain co-investors.  The Company’s operations are conducted through its wholly owned subsidiary, The Neiman Marcus Group LLC ("NMG").  The Sponsors acquired the Company on October 25, 2013 (the "Acquisition").  Prior to the Acquisition, we were owned by Newton Holding, LLC, which was controlled by investment funds affiliated with TPG Global, LLC (collectively with its affiliates, "TPG") and Warburg Pincus LLC (together with TPG, the "Former Sponsors").  References made to "we," "our" and "us" are used to refer to the Company or collectively to the Company and its subsidiaries, as appropriate to the context.

We conduct our specialty retail store and online operations on an omni-channel basis. As our store and online operations have similar economic characteristics, products, services and customers, our operations constitute a single omni-channel reportable segment.

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  All references to (1) the second quarter of fiscal year 2016 relate to the thirteen weeks ended January 30, 2016, (2) the second quarter of fiscal year 2015 relate to the thirteen weeks ended January 31, 2015, (3) year-to-date fiscal 2016 relate to the twenty-six weeks ended January 30, 2016 and (4) year-to-date fiscal 2015 relate to the twenty-six weeks ended January 31, 2015.

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

•
capital investments to remodel our existing stores as well as to open new stores in select markets such as New York City (currently scheduled to open in fiscal year 2019) and Long Island, New York (opened in February 2016); and

•
re-engineering our costs to optimize our resources and organizational processes through a comprehensive review project we refer to as Organizing for Growth. In connection with Organizing for Growth, we eliminated approximately 500 positions across our stores, divisions and facilities in the first quarter of fiscal year 2016.

Summary of Results of Operations

A summary of our results of operations is as follows:

•
Revenues - Our revenues for the second quarter of fiscal year 2016 were $1,487.0 million, a decrease of 2.3% compared to the second quarter of fiscal year 2015. Comparable revenues for the second quarter of fiscal year 2016 were $1,485.2 million compared to $1,521.1 million in the second quarter of fiscal year 2015, representing a decrease of 2.4%. In the second quarter of fiscal year 2016, revenues generated by our online operations were $440.4 million. Comparable revenues from our online operations in the second quarter of fiscal year 2016, which included revenues from MyTheresa, increased 5.7% from the second quarter of the prior year.

Our year-to-date fiscal 2016 revenues were $2,651.9 million, a decrease of 2.1% compared to year-to-date fiscal 2015. Comparable revenues for year-to-date fiscal 2016 were $2,600.7 million compared to $2,702.2 million in year-to-date fiscal 2015, representing a decrease of 3.8%. In year-to-date fiscal 2016, revenues generated by our online operations were $755.7 million. Comparable revenues from our online operations in year-to-date fiscal 2016, which excluded revenues from MyTheresa for the first quarter of fiscal year 2016, increased 4.8% from year-to-date fiscal 2015.

We believe the lower levels of revenues in the second quarter of fiscal year 2016 and in year-to-date fiscal 2016 compared to the corresponding periods of fiscal year 2015 were impacted by a number of factors, including:

•	uncertainty and volatility in both U.S. and global capital markets;

•	the strength of the U.S. dollar against international currencies, most notably the Euro, and a decrease in tourism and spending by international customers; and

•	a significant decline in the global price of crude oil and the resulting impact on stakeholders in the oil and gas industries.

•
Cost of goods sold including buying and occupancy costs (excluding depreciation) ("COGS") - Compared to the corresponding periods of the prior year, COGS as a percentage of revenues increased by 200 basis points in the second quarter of fiscal year 2016 and in year-to-date fiscal 2016. The increases in COGS, as a percentage of revenues, were primarily attributable to (1) decreased product margins due primarily to higher markdowns and promotional costs incurred on lower than expected revenues and (2) the deleveraging of buying and occupancy costs.

At January 30, 2016, consolidated inventories totaled $1,165.7 million, a 4.9% increase from January 31, 2015.  We are working aggressively to align our inventory levels and purchases with anticipated future customer demand.

•
Selling, general and administrative expenses (excluding depreciation) ("SG&A") - Compared to the corresponding periods of the prior year, SG&A as a percentage of revenues decreased 80 basis points in the second quarter of fiscal year 2016 and 30 basis points in year-to-date fiscal 2016. Compared to the corresponding periods of fiscal year 2015, the lower levels of SG&A expenses, as a percentage of revenues, primarily reflect (1) payroll and related benefits expense savings realized in connection with Organizing for Growth and other efficiency initiatives and (2) lower current incentive compensation costs, partially offset by (3) higher marketing costs, primarily related to our online operations.

Liquidity - Net cash provided by our operating activities was $118.3 million in year-to-date fiscal 2016 compared to $121.8 million in year-to-date fiscal 2015.  We held cash balances of $56.9 million at January 30, 2016 compared to $127.1 million at January 31, 2015.  At January 30, 2016, we had $165.0 million of borrowings outstanding under the Asset-Based Revolving Credit Facility, no outstanding letters of credit and $645.0 million of unused borrowing availability.

Outlook - Economic conditions in the luxury retail industry have been and will continue to be impacted by a number of factors, including the rate of economic growth, changes and the volatility in both the U.S. and global capital markets, fluctuations in the exchange rate of the U.S. dollar against international currencies, most notably the Euro, fluctuations in crude oil and fuel prices, uncertainty regarding governmental spending and tax policies and overall consumer confidence. Such factors may adversely impact our future results of operations. As a result, we intend to operate our business in a way that balances these economic conditions and current business trends with our long-term initiatives and growth strategies.

Results of Operations

Performance Summary

The following table sets forth certain items expressed as percentages of revenues for the periods indicated.

	Thirteen weeks ended		Twenty-six weeks ended
	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs (excluding depreciation)	69.0	67.0	66.5	64.5
Selling, general and administrative expenses (excluding depreciation)	20.4	21.2	22.2	22.5
Income from credit card program	(1.1)	(1.0)	(1.1)	(1.1)
Depreciation expense	3.6	3.0	4.1	3.3
Amortization of intangible assets	0.9	1.0	1.1	1.9
Amortization of favorable lease commitments	0.9	0.9	1.0	1.0
Other expenses	0.5	0.2	0.9	0.8
Operating earnings	5.7	7.8	5.3	7.1
Interest expense, net	4.8	4.8	5.4	5.4
Earnings (loss) before income taxes	0.9	3.0	(0.1)	1.7
Income tax expense	0.4	1.2	—	0.7
Net earnings (loss)	0.5%	1.8%	(0.1)%	1.0%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

	Thirteen weeks ended		Twenty-six weeks ended
(in millions, except sales per square foot and store count)	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015

Change in comparable revenues (1)
Total revenues	(2.4)%	5.6%	(3.8)%	5.5%
Online revenues	5.7%	15.5%	4.8%	15.1%

Store count
Neiman Marcus and Bergdorf Goodman full-line stores open at end of period	43	43	43	43
Last Call stores open at end of period	42	42	42	42

Sales per square foot (2)	$165	$173	$298	$318
Percentage of revenues transacted online	29.6%	27.4%	28.5%	25.2%

Capital expenditures (3)	$78.8	$63.1	$153.8	$119.4
Depreciation expense	53.7	45.0	109.5	88.5
Rent expense and related occupancy costs	30.5	29.9	58.9	58.0

Non-GAAP financial measures
EBITDA (4)	$166.3	$192.1	$306.0	$358.2
Adjusted EBITDA (4)	$183.0	$205.9	$347.3	$400.1

(1)
Comparable revenues include (i) revenues derived from our retail stores open for more than fifty-two weeks, including stores that have been relocated or expanded, and (ii) revenues from our online operations.  Comparable revenues exclude revenues of (i) closed stores, including our Last Call store in Primm, Nevada, which we closed in January 2016, and (ii) designer websites created and operated pursuant to contractual arrangements with certain designer brands that had expired by the first quarter of fiscal year 2015. As MyTheresa was acquired in October 2014, comparable revenues for fiscal year 2015 exclude revenues from MyTheresa. Comparable revenues for year-to-date fiscal 2016 include revenues from MyTheresa beginning in the second quarter of fiscal year 2016.

(2)
Sales per square foot are calculated as revenues of our Neiman Marcus and Bergdorf Goodman full-line stores for the applicable period divided by weighted average square footage.  Weighted average square footage includes a percentage of period-end square footage for new and closed stores equal to the percentage of the period during which they were open.

(3)
Amounts represent gross capital expenditures and exclude developer contributions of $7.4 million for the thirteen weeks ended January 30, 2016, $11.4 million for the thirteen weeks ended January 31, 2015, $18.1 million for the twenty-six weeks ended January 30, 2016 and $12.9 million for the twenty-six weeks ended January 31, 2015.

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise.  These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor.  Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise.  These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold.  We received vendor allowances of $42.2 million, or 3.0% of revenues, in the second quarter of fiscal year 2016, $41.4 million, or 2.8% of revenues, in the second quarter of fiscal year 2015, $47.6 million, or 1.9% of revenues, in year-to-date fiscal 2016 and $47.5 million, or 1.8% of revenues, in year-to-date fiscal 2015.  The amounts of vendor allowances we receive fluctuate based on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during year-to-date fiscal 2016 and 2015.

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

Advertising costs consist primarily of (i) online marketing costs, (ii) advertising costs incurred related to the production of the photographic content for our websites and (iii) costs incurred related to the production, printing and distribution of our print catalogs and other promotional materials mailed to our customers.  We receive advertising allowances from certain of our merchandise vendors.  Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media.  Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned.  Advertising allowances were approximately $10.3 million, or 0.7% of revenues, in the second quarter of fiscal year 2016, $9.5 million, or 0.6% of revenues, in the second quarter of fiscal year 2015, $31.6 million, or 1.2% of revenues, in year-to-date fiscal 2016 and $30.3 million, or 1.1% of revenues, in year-to-date fiscal 2015.

We also receive allowances from certain merchandise vendors in connection with compensation programs for employees who sell the vendor’s merchandise.  These allowances are netted against the related compensation expenses that we incur.  Amounts received from vendors related to compensation programs were $17.8 million, or 1.2% of revenues, in the second quarter of fiscal year 2016,

$20.1 million, or 1.3% of revenues, in the second quarter of fiscal year 2015, $35.9 million, or 1.4% of revenues, in year-to-date fiscal 2016 and $39.9 million, or 1.5% of revenues, in year-to-date fiscal 2015.

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

Effective income tax rate. Our effective income tax rate may fluctuate from period to period due to a variety of factors, including changes in our assessment of certain tax contingencies, valuation allowances, changes in federal, state and foreign tax laws, outcomes of administrative audits, the impact of accounting for stock-based compensation, changes in our corporate structure, the impact of other discrete or non-recurring items and the mix of earnings among our U.S. and foreign operations, where the statutory rates are generally lower than in the United States. As a result, our effective income tax rate may vary significantly from the federal statutory tax rate.

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

Results of Operations for the Thirteen Weeks Ended January 30, 2016 Compared to the Thirteen Weeks Ended January 31, 2015

Revenues.  Our revenues for the second quarter of fiscal year 2016 of $1,487.0 million decreased by $34.9 million, or 2.3%, from $1,521.8 million in the second quarter of fiscal year 2015. Comparable revenues for the second quarter of fiscal year 2016 were $1,485.2 million compared to $1,521.1 million in the second quarter of fiscal year 2015, representing a decrease of 2.4%.  In addition, revenues generated by our online operations were $440.4 million. Comparable revenues from our online operations in the second quarter of fiscal year 2016, which included revenues from MyTheresa, increased 5.7% from the second quarter of the prior year.

Cost of goods sold including buying and occupancy costs (excluding depreciation). COGS increased to 69.0% of revenues in the second quarter of fiscal year 2016 from 67.0% of revenues in the second quarter of fiscal year 2015. Compared to the prior year, COGS as a percentage of revenues increased by 200 basis points due primarily to:

•	decreased product margins of approximately 190 basis points due primarily to higher markdowns and promotional costs incurred on lower than expected revenues; and

•	the deleveraging of buying and occupancy costs of approximately 20 basis points.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses as a percentage of revenues decreased to 20.4% of revenues in the second quarter of fiscal year 2016 compared to 21.2% of revenues in the second quarter of fiscal year 2015.  SG&A expenses as a percentage of revenues decreased by 80 basis points in the second quarter of fiscal year 2016 due primarily to:

•	payroll and related benefits expense savings realized of approximately 80 basis points in connection with Organizing for Growth and other efficiency initiatives; and

•	lower current incentive compensation costs of approximately 20 basis points; partially offset by

•	higher marketing costs, primarily related to our online operations, of approximately 10 basis points.

Income from credit card program.  Income from our credit card program was $16.3 million, or 1.1% of revenues, in the second quarter of fiscal year 2016 compared to $14.7 million, or 1.0% of revenues, in the second quarter of fiscal year 2015.

Depreciation and amortization expenses.  Depreciation expense was $53.7 million, or 3.6% of revenues, in the second quarter of fiscal year 2016 compared to $45.0 million, or 3.0% of revenues, in the second quarter of fiscal year 2015. The increase in depreciation expense in the second quarter of fiscal year 2016 compared to the prior year was driven by a higher level of capital spending since the Acquisition related to new stores, store remodels and omni-channel initiatives.

Amortization of intangible assets (primarily customer lists and favorable lease commitments) was $27.6 million, or 1.9% of revenues, in the second quarter of fiscal year 2016 compared to $28.3 million, or 1.9% of revenues, in the second quarter of fiscal year 2015.

Other expenses.  Other expenses for the second quarter of fiscal year 2016 were $8.0 million, or 0.5% of revenues, compared to $2.7 million, or 0.2% of revenues, in the second quarter of fiscal year 2015. Other expenses consisted of the following components:

	Thirteen weeks ended
(in millions)	January 30, 2016	January 31, 2015

Expenses incurred in connection with strategic growth initiatives	$3.9	$2.1
MyTheresa acquisition costs	1.8	2.1
Expenses related to cyber-attack, net of insurance recoveries	0.5	(1.5)
Other expenses	1.9	—
Total	$8.0	$2.7

We incurred professional fees and other costs in connection with our Organizing for Growth and NMG One strategic growth initiatives aggregating $3.9 million in the second quarter of fiscal year 2016.

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. Acquisition costs consisted primarily of professional fees as well as adjustments of our earn-out obligations to estimated fair value at each reporting date.

We discovered in January 2014 that malicious software (malware) was clandestinely installed on our computer systems. In the second quarter of fiscal year 2016 and the second quarter of fiscal year 2015, we incurred investigative, legal and other expenses in connection with a cyber-attack. We expect to incur ongoing costs related to the cyber-attack for the foreseeable future. Such expenses are not currently estimable but could be material to our future results of operations.

Interest expense.  Net interest expense was $71.5 million, or 4.8% of revenues, in the second quarter of fiscal year 2016 and $72.5 million, or 4.8% of revenues, for the second quarter of fiscal year 2015. The significant components of interest expense are as follows:

	Thirteen weeks ended
(in millions)	January 30, 2016	January 31, 2015

Asset-Based Revolving Credit Facility	$0.7	$0.5
Senior Secured Term Loan Facility	31.1	31.4
Cash Pay Notes	19.2	19.2
PIK Toggle Notes	13.1	13.1
2028 Debentures	2.2	2.2
Amortization of debt issue costs	6.1	6.1
Other, net	(1.0)	(0.1)
Interest expense, net	$71.5	$72.5

Income tax expense.  Our effective income tax rate was 41.7% on the earnings for the second quarter of fiscal year 2016 and 40.0% on the earnings for the second quarter of fiscal year 2015. Our effective income tax rates exceeded the federal statutory tax rate of 35.0% due primarily to:

•	state income taxes;

•	the non-deductible portion of transaction and other costs incurred in connection with the MyTheresa acquisition; and

•	with respect to the second quarter of fiscal year 2016, reductions in our estimated tax reserves due to the expiration of statute of limitations.
We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions.  The Internal Revenue Service ("IRS") is currently auditing our fiscal year 2012 and short-year 2013 federal income tax returns.  With respect to state, local and foreign jurisdictions, with limited exceptions, we are no longer subject to income tax audits for fiscal years before 2011.  We believe our recorded tax liabilities as of January 30, 2016 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitation.  At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

Results of Operations for the Twenty-six Weeks Ended January 30, 2016 Compared to the Twenty-six Weeks Ended January 31, 2015

Revenues.  Our revenues for year-to-date fiscal 2016 of $2,651.9 million decreased by $56.5 million, or 2.1%, from $2,708.3 million in year-to-date fiscal 2015.  Comparable revenues for year-to-date fiscal 2016 were $2,600.7 million compared to $2,702.2 million in year-to-date fiscal 2015, representing a decrease of 3.8%. In addition, revenues generated by our online operations were $755.7 million. Comparable revenues from our online operations in year-to-date fiscal 2016, which excluded the revenues of MyTheresa for the first quarter of fiscal year 2016, increased 4.8% from the prior year fiscal period. Changes in comparable revenues for our last six fiscal quarters were:

Fiscal year 2016
Second quarter	(2.4)%
First quarter	(5.6)

Fiscal year 2015
Fourth quarter	1.9
Third quarter	2.2
Second quarter	5.6
First quarter	5.5

In the last four quarters ended January 30, 2016, we generated lower levels of comparable revenue increases than in our first and second quarters of fiscal year 2015. We believe the lower levels of comparable revenues were impacted by a number of factors including uncertainty and volatility in both U.S. and global capital markets, the strength of the U.S. dollar against international currencies, most notably the Euro, a decrease in tourism and spending by international customers and a significant decline in the global price of crude oil and the resulting impact on stakeholders in the oil and gas industries. We believe that these factors began having a more significant impact beginning in our third quarter of fiscal year 2015 and, as a result, growth in our comparable revenues versus prior year periods began decreasing at such time, a trend which has continued into our second fiscal quarter of 2016.

Cost of goods sold including buying and occupancy costs (excluding depreciation). COGS increased to 66.5% of revenues in year-to-date fiscal 2016 from 64.5% of revenues in year-to-date fiscal 2015. Compared to the prior year, COGS as a percentage of revenues increased by 200 basis points due primarily to:

•	decreased product margins of approximately 180 basis points due primarily to higher markdowns and promotional costs incurred on lower than expected revenues; and

•	the deleveraging of buying and occupancy costs of approximately 20 basis points.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses as a percentage of revenues decreased to 22.2% of revenues in year-to-date fiscal 2016 compared to 22.5% of revenues in year-to-date fiscal 2015.  SG&A expenses as a percentage of revenues decreased by 30 basis points in year-to-date fiscal 2016 due primarily to:

•	payroll and related benefits expense savings realized of approximately 40 basis points in connection with Organizing for Growth and other efficiency initiatives;

•	lower current incentive compensation costs of approximately 30 basis points; partially offset by

•	higher marketing costs, primarily related to our online operations, of approximately 30 basis points.

Income from credit card program.  Income from our credit card program was $29.6 million, or 1.1% of revenues, in year-to-date fiscal 2016 compared to $28.9 million, or 1.1% of revenues, in year-to-date fiscal 2015.

Depreciation and amortization expenses.  Depreciation expense was $109.5 million, or 4.1% of revenues, in year-to-date fiscal 2016 compared to $88.5 million, or 3.3% of revenues, in year-to-date fiscal 2015. The increase in depreciation expense in year-to-date fiscal 2016 compared to the prior year was driven by a higher level of capital spending since the Acquisition related to new stores, store remodels and omni-channel initiatives.

Amortization of intangible assets (primarily customer lists and favorable lease commitments) was $56.6 million, or 2.1% of revenues, in year-to-date fiscal 2016 compared to $77.8 million, or 2.9% of revenues, in year-to-date fiscal 2015. Amortization expense as a percentage of revenues decreased by 80 basis points in year-to-date fiscal 2016 due to lower amortization charges with respect to our customer lists in year-to-date fiscal 2016. Our customer lists are amortized using accelerated methods which reflect the pattern in which we receive the economic benefit of the asset.

Other expenses.  Other expenses for year-to-date fiscal 2016 aggregated $25.1 million, or 0.9% of revenues, compared to $22.5 million, or 0.8% of revenues, in year-to-date fiscal 2015.  Other expenses consisted of the following components:

	Twenty-six weeks ended
(in millions)	January 30, 2016	January 31, 2015

Expenses incurred in connection with strategic growth initiatives	$18.3	$4.3
MyTheresa acquisition costs	4.3	13.1
Expenses related to cyber-attack, net of insurance recoveries	0.7	2.8
Other expenses	1.9	2.3
Total	$25.1	$22.5

We incurred professional fees and other costs in connection with our Organizing for Growth and NMG One strategic growth initiatives aggregating $18.3 million in year-to-date fiscal 2016. In connection with Organizing for Growth, we eliminated approximately 500 positions across our stores, divisions and facilities on October 1, 2015 and incurred $10.2 million of severance costs.

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. Acquisition costs consisted primarily of professional fees as well as adjustments of our earn-out obligations to estimated fair value at each reporting date.

We discovered in January 2014 that malicious software (malware) was clandestinely installed on our computer systems. In year-to-date fiscal 2016 and year-to-date fiscal 2015, we incurred investigative, legal and other expenses in connection with a cyber-attack. We expect to incur ongoing costs related to the cyber-attack for the foreseeable future. Such expenses are not currently estimable but could be material to our future results of operations.
Interest expense.  Net interest expense was $143.2 million, or 5.4% of revenues, in year-to-date fiscal 2016 and $145.1 million, or 5.4% of revenues, for year-to-date fiscal 2015. The significant components of interest expense are as follows:

	Twenty-six weeks ended
(in millions)	January 30, 2016	January 31, 2015

Asset-Based Revolving Credit Facility	$1.6	$0.7
Senior Secured Term Loan Facility	62.3	63.0
Cash Pay Notes	38.4	38.4
PIK Toggle Notes	26.3	26.3
2028 Debentures	4.5	4.5
Amortization of debt issue costs	12.3	12.3
Other, net	(2.1)	—
Interest expense, net	$143.2	$145.1

Income tax expense (benefit).  Our effective income tax rate was 20.7% on the loss for year-to-date fiscal 2016 and 40.2% on the earnings for year-to-date fiscal 2015. Our effective income tax rate for year-to-date fiscal 2016 was less than the federal statutory tax rate of 35.0% due primarily to:

•	lower statutory tax rates applicable to the Company's operations in foreign jurisdictions; and

•	the non-deductible portion of transaction and other costs incurred in connection with the MyTheresa acquisition.

Our effective income tax rate for year-to-date fiscal 2015 exceeded the federal statutory tax rate due primarily to:

•	the non-deductible portion of transaction and other costs incurred in connection with the MyTheresa acquisition; and

•	state income taxes.

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with U.S. generally accepted accounting principles ("GAAP"), we use EBITDA and Adjusted EBITDA to monitor and evaluate the performance of our business and believe the presentation of these measures enhances investors’ ability to analyze trends in our business and evaluate our performance relative to other companies in our industry. We define (i) EBITDA as earnings before interest, taxes, depreciation and amortization and (ii) Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, further adjusted to eliminate the effects of items management does not believe are representative of our ongoing performance. These financial metrics are not presentations made in accordance with GAAP.

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

	Thirteen weeks ended		Twenty-six weeks ended
(dollars in millions)	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015

Net earnings (loss)	$7.9	$27.8	$(2.7)	$28.0
Income tax expense (benefit)	5.6	18.5	(0.7)	18.8
Interest expense, net	71.5	72.5	143.2	145.1
Depreciation expense	53.7	45.0	109.5	88.5
Amortization of intangible assets and favorable lease commitments	27.6	28.3	56.6	77.8
EBITDA	$166.3	$192.1	$306.0	$358.2
EBITDA as a percentage of revenues	11.2%	12.6%	11.5%	13.2%

Amortization of inventory step-up	—	3.4	—	3.4
Incremental rent expense	2.6	2.7	5.3	5.5
Transaction and other costs	1.8	2.1	4.3	13.1
Non-cash stock-based compensation	1.9	2.1	3.9	4.3
Expenses related to cyber-attack, net of insurance recoveries	0.5	(1.5)	0.7	2.8
Expenses incurred in connection with openings of new stores / remodels of existing stores	4.1	2.8	6.9	6.3
Expenses incurred in connection with strategic growth initiatives	3.9	2.1	18.3	4.3
Other expenses	1.9	—	1.9	2.3
Adjusted EBITDA	$183.0	$205.9	$347.3	$400.1
Adjusted EBITDA as a percentage of revenues	12.3%	13.5%	13.1%	14.8%

Adjusted EBITDA as a percentage of revenues decreased by 120 basis points in the second quarter of fiscal year 2016 compared to the second quarter of fiscal year 2015 and decreased by 170 basis points in year-to-date fiscal 2016 compared to year-to-date fiscal 2015. These decreases were driven primarily by (1) an increase in COGS driven by higher markdowns and promotional costs, (2) the deleveraging of buying and occupancy costs on lower than expected revenues and (3) higher marketing costs, primarily related to our online operations, partially offset by (4) payroll and related benefits expense savings realized in connection with Organizing for Growth and other efficiency initiatives and (5) lower current incentive compensation costs.

Liquidity and Capital Resources

Our liquidity requirements consist principally of:

•	the funding of our merchandise purchases;

•	operating expense requirements;

•	debt service requirements;

•	capital expenditures for expansion and growth strategies, including new store construction, store remodels and upgrades of our management information systems;

•	income tax payments; and

•	obligations related to our defined benefit pension plan ("Pension Plan").

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

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of inventories.  We have typically financed our cash requirements with available cash balances, cash flows from operations and, if necessary, with cash provided from borrowings under the Asset-Based Revolving Credit Facility.  We had $165.0 million of outstanding borrowings under the Asset-Based Revolving Credit Facility as of January 30, 2016.

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

Net cash provided by our operating activities was $118.3 million in year-to-date fiscal 2016 compared to $121.8 million in year-to-date fiscal 2015.  The decrease in net cash provided by our operating activities in year-to-date fiscal 2016 was due primarily to the impacts of our revenues being below our expectations, including (i) lower cash generated from our operating activities, partially offset by (ii) a decrease in our net working capital requirements for our merchandise inventories. We held cash balances of $56.9 million at January 30, 2016 compared to $127.1 million at January 31, 2015.

Net cash used for investing activities was $154.7 million in year-to-date fiscal 2016 and $301.1 million in year-to-date fiscal 2015.  In year-to-date fiscal 2015, net cash used for investing activities included cash payments of $181.7 million incurred in connection with the MyTheresa acquisition. Capital expenditures were $153.8 million in year-to-date fiscal 2016 and $119.4 million in year-to-date fiscal 2015. Currently, we project capital expenditures for fiscal year 2016 to be approximately $315 to $325 million.  Net of developer contributions, capital expenditures for fiscal year 2016 are projected to be approximately $260 to $270 million.

Net cash provided by financing activities of $20.3 million in year-to-date fiscal 2016 was comprised primarily of net borrowings under our Asset-Based Revolving Credit Facility due to seasonal working capital requirements. Net cash provided by financing activities of $110.0 million in year-to-date fiscal 2015 was comprised primarily of borrowings under our Asset-Based Revolving Credit Facility to fund the MyTheresa acquisition and seasonal working capital requirements.

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

Financing Structure at January 30, 2016

Our major sources of funds are comprised of the $900.0 million Asset-Based Revolving Credit Facility, the $2,883.8 million Senior Secured Term Loan Facility, $960.0 million Cash Pay Notes, $600.0 million PIK Toggle Notes, $125.0 million 2028 Debentures (each as described in more detail below), vendor payment terms and operating leases.

Asset-Based Revolving Credit Facility.  At January 30, 2016, the Asset-Based Revolving Credit Facility provided for a maximum committed borrowing capacity of $900.0 million.  The Asset-Based Revolving Credit Facility matures on October 25, 2018.  As of January 30, 2016, we had $165.0 million of borrowings outstanding under this facility, no outstanding letters of credit and $645.0 million of unused borrowing availability.

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

The weighted average interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 1.68% at January 30, 2016.

See Note 5 of the Notes to Condensed Consolidated Financial Statements in Part I — Item 1 for a further description of the terms of the Asset-Based Revolving Credit Facility.

Senior Secured Term Loan Facility.  At January 30, 2016, the outstanding balance under the Senior Secured Term Loan Facility was $2,883.8 million.  The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

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

The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.25% at January 30, 2016.

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

PIK Toggle Notes.  We have outstanding $600.0 million aggregate principal amount of 8.75%/9.50% Senior PIK Toggle Notes due 2021. The PIK Toggle Notes mature on October 15, 2021. With respect to any semi-annual interest period, we may currently elect to pay the applicable interest payment (i) entirely in cash ("Cash Interest"), (ii) entirely by increasing the principal amount of the PIK Toggle Notes by the relevant interest ("PIK Interest"), or (iii) 50% in Cash Interest and 50% in PIK Interest, subject to certain restrictions on the timing and number of elections of PIK Interest or partial PIK Interest payments.

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

Interest rate caps.  At January 30, 2016, we had outstanding floating rate debt obligations of $3,048.8 million.  We have entered into interest rate cap agreements which effectively cap LIBOR at 3.00% for an aggregate notional amount of $1,400.0 million from December 2014 through December 2016 to hedge the variability of our cash flows related to a portion of our floating rate indebtedness.  In the event LIBOR is less than the capped rate, we will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than the capped rate, we will pay interest at the capped rate.

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

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (the "FASB") issued guidance to clarify the principles for revenue recognition. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most recent revenue recognition guidance. This new guidance is effective for us no earlier than the first quarter of fiscal year 2019 using one of two retrospective application methods.

In April 2015, the FASB issued guidance to simplify the balance sheet presentation of debt issuance costs. The standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt, consistent with the presentation of debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the new guidance. In addition, the FASB issued guidance in August 2015 to clarify the treatment of debt issuance costs related to line of credit arrangements. Companies can continue to present debt issuance costs for line of credit arrangements as an asset and subsequently amortize the deferred issuance cost ratably over the term of the arrangement. This new guidance is effective for us as of the first quarter of fiscal year 2017.

In April 2015, the FASB issued guidance related to the accounting for cloud computing arrangements. Under this guidance, if a cloud computing arrangement includes a software license, the software license element should be accounted for in a manner consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. This new guidance is effective for us as of the first quarter of fiscal year 2017.

In November 2015, the FASB issued guidance to simplify the balance sheet presentation of deferred income taxes. The standard requires that deferred tax liabilities and assets be classified as non-current in a balance sheet. This new guidance is effective for us as of the first quarter of fiscal year 2018 using either a prospective or retrospective application method.

In February 2016, the FASB issued guidance that requires a lessee to recognize assets and liabilities arising from leases on the balance sheet. Previous GAAP did not require lease assets and liabilities to be recognized for most leases. Additionally, companies are permitted to make an accounting policy election to not recognize lease assets and liabilities for leases with a term of 12 months or less. For both finance leases and operating leases, the lease liability should be initially measured at the present value of the lease payments. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will not significantly change under this new guidance. This new guidance is effective for us as of the first quarter of fiscal year 2020.

With respect to each of the recent accounting pronouncements described above, we are currently evaluating which application methods to adopt and the impact of adopting these new accounting standards on our Condensed Consolidated Financial Statements. In addition, we do not expect that any other recently issued accounting pronouncements will have a material impact on our Condensed Consolidated Financial Statements.

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

ITEM 4.  CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of January 30, 2016, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis and within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b. Changes in Internal Control over Financial Reporting.

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems.  No change occurred in our internal controls over financial reporting during the quarter ended January 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

NEIMAN MARCUS GROUP LTD LLC
(Registrant)

Signature	Title	Date

/s/ T. Dale Stapleton	Senior Vice President	March 15, 2016
T. Dale Stapleton	and Chief Accounting Officer
(on behalf of the registrant and
as principal accounting officer)