Form 10-Q
period 2016-04-30
Neiman Marcus Group LTD LLC
filed 2016-06-14
CIK 1358651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2016

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

NEIMAN MARCUS GROUP LTD LLC

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except units)	April 30, 2016	August 1, 2015	May 2, 2015

ASSETS
Current assets:
Cash and cash equivalents	$76,282	$72,974	$82,211
Merchandise inventories	1,200,913	1,154,844	1,173,262
Deferred income taxes	41,963	30,714	33,883
Other current assets	162,167	126,169	108,507
Total current assets	1,481,325	1,384,701	1,397,863

Property and equipment, net	1,547,739	1,477,886	1,439,657
Intangible assets, net	3,515,585	3,598,562	3,625,450
Goodwill	2,276,041	2,272,483	2,267,897
Other long-term assets	124,773	142,130	140,578
Total assets	$8,945,463	$8,875,762	$8,871,445

LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$264,727	$342,999	$280,285
Accrued liabilities	486,681	465,402	457,504
Current portion of long-term debt	29,426	29,426	29,426
Total current liabilities	780,834	837,827	767,215

Long-term liabilities:
Long-term debt	4,794,399	4,681,309	4,708,612
Deferred income taxes	1,500,244	1,471,091	1,500,914
Other long-term liabilities	452,414	471,791	439,994
Total long-term liabilities	6,747,057	6,624,191	6,649,520

Membership unit (1 unit issued and outstanding at April 30, 2016, August 1, 2015 and May 2, 2015)	—	—	—
Member capital	1,584,216	1,584,106	1,584,106
Accumulated other comprehensive loss	(48,646)	(51,228)	(43,144)
Accumulated deficit	(117,998)	(119,134)	(86,252)
Total member equity	1,417,572	1,413,744	1,454,710
Total liabilities and member equity	$8,945,463	$8,875,762	$8,871,445

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Thirteen weeks ended
(in thousands)	April 30, 2016	May 2, 2015

Revenues	$1,169,292	$1,220,100
Cost of goods sold including buying and occupancy costs (excluding depreciation)	743,471	755,034
Selling, general and administrative expenses (excluding depreciation)	274,777	285,689
Income from credit card program	(15,010)	(11,899)
Depreciation expense	59,616	48,070
Amortization of intangible assets	13,978	16,035
Amortization of favorable lease commitments	13,421	13,640
Other expenses (income)	(634)	5,571

Operating earnings	79,673	107,960

Interest expense, net	72,675	72,844

Earnings before income taxes	6,998	35,116

Income tax expense	3,208	15,296

Net earnings	$3,790	$19,820

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Thirty-nine weeks ended
(in thousands)	April 30, 2016	May 2, 2015

Revenues	$3,821,149	$3,928,416
Cost of goods sold including buying and occupancy costs (excluding depreciation)	2,505,837	2,502,553
Selling, general and administrative expenses (excluding depreciation)	862,773	894,666
Income from credit card program	(44,634)	(40,752)
Depreciation expense	169,157	136,590
Amortization of intangible assets	43,426	66,764
Amortization of favorable lease commitments	40,570	40,675
Other expenses	24,512	28,080

Operating earnings	219,508	299,840

Interest expense, net	215,855	217,919

Earnings before income taxes	3,653	81,921

Income tax expense	2,517	34,090

Net earnings	$1,136	$47,831

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(UNAUDITED)

	Thirteen weeks ended
(in thousands)	April 30, 2016	May 2, 2015

Net earnings	$3,790	$19,820

Other comprehensive earnings (loss):
Foreign currency translation adjustments, net of tax expense (income) of $2,793 and ($4,859)	5,460	(15,707)
Change in unrealized loss on financial instruments, net of tax expense of $324 and $597	503	925
Change in unrealized loss on unfunded benefit obligations, net of tax income of ($57) and ($35)	(89)	(57)
Total other comprehensive earnings (loss)	5,874	(14,839)

Total comprehensive earnings	$9,664	$4,981

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(UNAUDITED)

	Thirty-nine weeks ended
(in thousands)	April 30, 2016	May 2, 2015

Net earnings	$1,136	$47,831

Other comprehensive earnings (loss):
Foreign currency translation adjustments, net of tax expense (income) of $1,651 and ($6,554)	2,161	(21,684)
Change in unrealized loss on financial instruments, net of tax expense (income) of $780 and ($1,291)	1,210	(2,007)
Change in unrealized loss on unfunded benefit obligations, net of tax income of ($509) and ($1,303)	(789)	(2,024)
Total other comprehensive earnings (loss)	2,582	(25,715)

Total comprehensive earnings	$3,718	$22,116

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Thirty-nine weeks ended
(in thousands)	April 30, 2016	May 2, 2015

CASH FLOWS - OPERATING ACTIVITIES
Net earnings	$1,136	$47,831
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	271,582	262,446
Deferred income taxes	15,785	(49,207)
Other	6,223	18,576
	294,726	279,646
Changes in operating assets and liabilities, excluding net assets acquired:
Merchandise inventories	(44,670)	(72,215)
Other current assets	(35,888)	141
Other assets	2,095	378
Accounts payable and accrued liabilities	(95,992)	(115,235)
Deferred real estate credits	30,180	30,098
Net cash provided by operating activities	150,451	122,813

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(231,993)	(183,016)
Acquisition of MyTheresa	(896)	(181,727)
Net cash used for investing activities	(232,889)	(364,743)

CASH FLOWS - FINANCING ACTIVITIES
Borrowings under senior secured asset-based revolving credit facility	495,000	480,000
Repayment of borrowings under senior secured asset-based revolving credit facility	(360,000)	(330,000)
Repayment of borrowings under senior secured term loan facility	(22,069)	(22,070)
Payment of contingent earn-out obligation	(27,185)	—
Debt issuance costs paid	—	(265)
Net cash provided by financing activities	85,746	127,665

CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	3,308	(114,265)
Beginning balance	72,974	196,476
Ending balance	$76,282	$82,211

Supplemental Schedule of Cash Flow Information
Cash paid during the period for:
Interest	$231,950	$230,751
Income taxes	$16,106	$58,254
Non-cash activities:
Contingent earn-out obligation incurred in connection with acquisition of MyTheresa	$—	$50,043
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

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  All references to (i) the third quarter of fiscal year 2016 relate to the thirteen weeks ended April 30, 2016, (ii) the third quarter of fiscal year 2015 relate to the thirteen weeks ended May 2, 2015, (iii) year-to-date fiscal 2016 relate to the thirty-nine weeks ended April 30, 2016 and (iv) year-to-date fiscal 2015 relate to the thirty-nine weeks ended May 2, 2015.

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

The luxury retail industry is seasonal in nature, with higher sales typically generated in the fall and holiday selling seasons.  Due to seasonal and other factors, the results of operations for the third quarter of fiscal year 2016 are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

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

In March 2016, the FASB issued guidance to simplify how share-based payments are accounted for and presented in the financial statements, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The standard allows (i) entities to withhold an amount up to the employees' maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award and (ii) forfeitures to be either estimated, as required currently, or recognized when they occur. This new guidance is effective for us as of the first quarter of fiscal year 2018.

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

2.              MyTheresa Acquisition

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. The operations of MyTheresa are conducted primarily through the mytheresa.com website. The purchase price paid to acquire MyTheresa, net of cash acquired, was $181.7 million, which was financed through a combination of cash and debt. In addition, the MyTheresa purchase agreement contains contingent earn-out payments to the sellers aggregating up to €55.0 million based on operating performance for calendar years 2015 and 2016. In April 2016, we paid $29.8 million, or €26.5 million, to the sellers as a result of MyTheresa's operating performance for calendar year 2015. The estimated fair value of the remaining earn-out obligation related to operating performance for calendar year 2016 was $27.4 million, or €24.1 million, at April 30, 2016. MyTheresa results of operations are included in our condensed consolidated results of operations beginning in the second quarter of fiscal year 2015.

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
The following table shows the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis in our Condensed Consolidated Balance Sheets:

(in thousands)	Fair Value Hierarchy	April 30, 2016	August 1, 2015	May 2, 2015

Assets:
Interest rate caps (included in long-term assets)	Level 2	$—	$21	$106

Liabilities:
Interest rate swaps (included in accrued liabilities)	Level 2	$906	$—	$—
Contingent earn-out obligation (included in accrued liabilities)	Level 3	27,445	—	—
Contingent earn-out obligation (included in other long-term liabilities)	Level 3	—	51,251	45,661

The fair value of the interest rate caps and interest rate swaps are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves.  In addition, the fair value of the interest rate caps includes consideration of the counterparty’s non-performance risk.

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

The carrying values of cash and cash equivalents, credit card receivables and accounts payable approximate fair value due to their short-term nature.  We determine the fair value of our long-term debt on a non-recurring basis, which results are summarized as follows:

		April 30, 2016		August 1, 2015		May 2, 2015
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt:
Asset-Based Revolving Credit Facility	Level 2	$265,000	$265,000	$130,000	$130,000	$150,000	$150,000
Senior Secured Term Loan Facility	Level 2	2,876,416	2,748,789	2,898,485	2,887,616	2,905,842	2,920,371
Cash Pay Notes	Level 2	960,000	835,200	960,000	1,021,200	960,000	1,034,400
PIK Toggle Notes	Level 2	600,000	498,000	600,000	639,120	600,000	648,120
2028 Debentures	Level 2	122,409	113,125	122,250	124,531	122,196	125,320

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

4.     Intangible Assets, Net and Goodwill

(in thousands)	April 30, 2016	August 1, 2015	May 2, 2015

Favorable lease commitments, net	$999,343	$1,040,440	$1,054,092
Other definite-lived intangible assets, net	477,996	521,275	536,960
Tradenames	2,038,246	2,036,847	2,034,398
Intangible assets, net	$3,515,585	$3,598,562	$3,625,450

Goodwill	$2,276,041	$2,272,483	$2,267,897

Intangible Assets Subject to Amortization. Our definite-lived intangible assets, which consist primarily of customer lists, are amortized using accelerated methods which reflect the pattern in which we receive the economic benefit of the asset, currently estimated at six to 16 years (weighted average life of 13 years from the respective acquisition dates).  Favorable lease commitments are amortized straight-line over the remaining lives of the leases, ranging from four to 55 years (weighted average life of 30 years from the respective acquisition dates).

Total amortization of all intangible assets recorded in connection with acquisitions for the current and next five fiscal years is currently estimated as follows (in thousands):

May 1, 2016 through July 30, 2016	$27,728
2017	106,107
2018	100,128
2019	97,068
2020	90,419
2021	84,502

At April 30, 2016, accumulated amortization was $234.5 million for other definite-lived intangible assets and $135.4 million for favorable lease commitments.

Indefinite-lived Intangible Assets and Goodwill.  Indefinite-lived intangible assets, such as our Neiman Marcus, Bergdorf Goodman and MyTheresa tradenames and goodwill, are not subject to amortization.  Rather, we assess the recoverability of indefinite-lived intangible assets and goodwill in the fourth quarter of each fiscal year and upon the occurrence of certain events.

5.              Long-term Debt

The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	April 30, 2016	August 1, 2015	May 2, 2015

Asset-Based Revolving Credit Facility	variable	$265,000	$130,000	$150,000
Senior Secured Term Loan Facility	variable	2,876,416	2,898,485	2,905,842
Cash Pay Notes	8.00%	960,000	960,000	960,000
PIK Toggle Notes	8.75%/9.50%	600,000	600,000	600,000
2028 Debentures	7.125%	122,409	122,250	122,196
Total debt		4,823,825	4,710,735	4,738,038
Less: current portion of Senior Secured Term Loan Facility		(29,426)	(29,426)	(29,426)
Long-term debt		$4,794,399	$4,681,309	$4,708,612
Asset-Based Revolving Credit Facility.  On October 25, 2013, the Company entered into a credit agreement and related security and other agreements for the Asset-Based Revolving Credit Facility. At April 30, 2016, the Asset-Based Revolving Credit Facility provided for a maximum committed borrowing capacity of $900.0 million. The Asset-Based Revolving Credit Facility matures on October 25, 2018.  On April 30, 2016, we had $265.0 million of borrowings outstanding under this facility, no outstanding letters of credit and $545.0 million of unused borrowing availability.

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

At April 30, 2016, borrowings under the Asset-Based Revolving Credit Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Deutsche Bank AG New York Branch (the administrative agent), (2) the federal funds effective rate plus ½ of 1.00% and (3) the adjusted one-month LIBOR plus 1.00% or (b) LIBOR, subject to certain adjustments, in each case plus an applicable margin (1.25% at April 30, 2016).  The applicable margin is up to 0.75% with respect to base rate borrowings and up to 1.75% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on the average historical excess availability under the Asset-Based Revolving Credit Facility. The weighted average interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 1.69% at April 30, 2016.  In addition, we are required to pay a commitment fee in respect of unused commitments at a rate of 0.25% per annum.  We must also pay customary letter of credit fees and agency fees.

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

The Asset-Based Revolving Credit Facility is guaranteed by Holdings and each of our current and future direct and indirect wholly owned subsidiaries (subsidiary guarantors) other than (a) unrestricted subsidiaries, (b) certain immaterial subsidiaries, (c) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (d) certain holding companies of foreign subsidiaries, (e) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (f) any subsidiary that is prohibited by applicable law or contractual obligation from acting as a guarantor or which would require governmental approval to provide a guarantee. At April 30, 2016, the assets of non-guarantor subsidiaries, primarily NMG Germany GmbH (through which we conduct the operations of MyTheresa), were $282.3 million, or approximately 3% of consolidated total assets. All obligations under the Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of Holdings, the Company and the subsidiary guarantors.
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

Senior Secured Term Loan Facility.  On October 25, 2013, the Company entered into a credit agreement and related security and other agreements for the $2,950.0 million Senior Secured Term Loan Facility. At April 30, 2016 (after giving effect to the Refinancing Amendment described below), the outstanding balance under the Senior Secured Term Loan Facility was $2,876.4 million. The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

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

At April 30, 2016, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Credit Suisse AG (the administrative agent), (2) the federal funds effective rate plus ½ of 1.00% and (3) the adjusted one-month LIBOR plus 1.00%, or (b) an adjusted LIBOR (for a period equal to the relevant interest period, and in any event, never less than 1.00%), subject to certain adjustments, in each case plus an applicable margin.  The applicable margin is up to 2.25% with respect to base rate borrowings and up to 3.25% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on our senior secured first lien net leverage ratio.  The applicable margin with respect to outstanding LIBOR borrowings was 3.25% at April 30, 2016.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.25% at April 30, 2016.

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

The Senior Secured Term Loan Facility is guaranteed by Holdings and each of our current and future subsidiary guarantors other than (a) unrestricted subsidiaries, (b) certain immaterial subsidiaries, (c) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (d) certain holding companies of foreign subsidiaries, (e) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (f) any subsidiary that is prohibited by applicable law or contractual obligation from acting as a guarantor or which would require governmental approval to provide a guarantee. At April 30, 2016, the assets of non-guarantor subsidiaries, primarily NMG Germany GmbH (through which we conduct the operations of MyTheresa), were $282.3 million, or approximately 3% of consolidated total assets. All obligations under the Senior Secured Term Loan Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Holdings, the Company and the subsidiary guarantors.
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

Cash Pay Notes.  In connection with the Acquisition, the Company, along with Mariposa Borrower, Inc. as co-issuer, incurred indebtedness in the form of $960.0 million aggregate principal amount of 8.00% Senior Cash Pay Notes due 2021.  Interest on the Cash Pay Notes is payable semi-annually in arrears on each April 15 and October 15.  The Cash Pay Notes are guaranteed by the same entities that guarantee the Senior Secured Term Loan Facility, other than Holdings.  The Cash Pay Notes are unsecured and the guarantees are full and unconditional.  The Cash Pay Notes mature on October 15, 2021.

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

PIK Toggle Notes.  In connection with the Acquisition, the Company, along with Mariposa Borrower, Inc. as co-issuer, incurred indebtedness in the form of $600.0 million aggregate principal amount of 8.75%/9.50% Senior PIK Toggle Notes due 2021. The PIK Toggle Notes are guaranteed by the same entities that guarantee the Senior Secured Term Loan Facility, other than Holdings. The PIK Toggle Notes are unsecured and the guarantees are full and unconditional. The PIK Toggle Notes mature on October 15, 2021. Interest on the PIK Toggle Notes is payable semi-annually in arrears on each April 15 and October 15.  Interest on the PIK Toggle Notes was paid entirely in cash for the first two interest payments and now may be paid (i) entirely in cash ("Cash Interest"), (ii) entirely by increasing the principal amount of the PIK Toggle Notes by the relevant interest payment amount ("PIK Interest"), or (iii) 50% in Cash Interest and 50% in PIK Interest, subject to certain restrictions on the timing and number of elections of PIK Interest or partial PIK Interest payments.  Cash Interest on the PIK Toggle Notes accrues at a rate of 8.75% per annum.  PIK Interest on the PIK Toggle Notes accrues at a rate of 9.50% per annum.

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

2028 Debentures.  NMG has outstanding $125.0 million aggregate principal amount of our 7.125% Senior Debentures due 2028.  The 2028 Debentures are secured by a first lien security interest on certain collateral subject to liens granted under the Senior Secured Credit Facilities.  The 2028 Debentures are guaranteed on an unsecured, senior basis by the Company.  The guarantee is full and unconditional.  At April 30, 2016, our non-guarantor subsidiaries consisted principally of Bergdorf Goodman, Inc., through which we conduct the operations of our Bergdorf Goodman stores, NM Nevada Trust, which holds legal title to certain real property and intangible assets used by us in conducting our operations, and NMG Germany GmbH, through which we conduct the operations of MyTheresa.  The 2028 Debentures include certain restrictive covenants and a cross-acceleration provision in respect of any other indebtedness that has an aggregate principal amount exceeding $15.0 million.  The 2028 Debentures mature on June 1, 2028.

For a more detailed description of the 2028 Debentures, refer to Note 8 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 1, 2015.

Maturities of Long-term Debt.  At April 30, 2016, annual maturities of long-term debt during the current and next five fiscal years and thereafter are as follows (in millions):

May 1, 2016 through July 30, 2016	$7.4
2017	29.4
2018	29.4
2019	294.4
2020	29.4
2021	2,751.4
Thereafter	1,682.4

The previous table does not reflect future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

Interest Expense.  The significant components of interest expense are as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015

Asset-Based Revolving Credit Facility	$798	$402	$2,407	$1,117
Senior Secured Term Loan Facility	31,011	31,326	93,269	94,310
Cash Pay Notes	19,200	19,200	57,600	57,600
PIK Toggle Notes	13,125	13,125	39,375	39,375
2028 Debentures	2,227	2,227	6,680	6,680
Amortization of debt issue costs	6,143	6,143	18,429	18,417
Other, net	1,516	923	2,739	2,100
Capitalized interest	(1,345)	(502)	(4,644)	(1,680)
Interest expense, net	$72,675	$72,844	$215,855	$217,919

6.              Derivative Financial Instruments

Interest rate caps. At April 30, 2016, we had outstanding floating rate debt obligations of $3,141.4 million. In April 2014, we entered into interest rate cap agreements (at a cost of $2.0 million) for an aggregate notional amount of $1,400.0 million to hedge the variability of our cash flows related to a portion of our floating rate indebtedness. The interest rate cap agreements effectively cap LIBOR related to our Senior Secured Term Loan Facility at 3.00% from December 2014 through December 2016 with respect to the $1,400.0 million notional amount of such agreements. In the event LIBOR is less than 3.00%, we will pay interest at the lower LIBOR rate. In the event LIBOR is higher than 3.00%, we will pay interest at the capped rate of 3.00%. The fair value of our interest rate caps was zero on April 30, 2016.
Gains and losses realized due to the expiration of applicable portions of the interest rate caps are reclassified to interest expense at the time our quarterly interest payments are made. Losses of $0.2 million were realized in the third quarter of fiscal year 2016 and in year-to-date fiscal 2016. No gains or losses were realized in the third quarter of fiscal year 2015 or in year-to-date fiscal 2015.

Interest rate swaps. In April 2016, we entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $700.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness. These swap agreements hedge a portion of our contractual floating rate interest commitments related to our Senior Secured Term Loan Facility beginning in December 2016 and through the expiration of the agreements in October 2020. As a result of the swap agreements, our effective interest rate as to the $700.0 million in floating rate indebtedness will be fixed at 4.912% per month from December 2016 through October 2020. On April 30, 2016, the fair value of our interest rate swap agreements was a loss of $0.9 million, which amount is included in accrued liabilities. The interest rate swap agreements expire in October 2020.

As of the effective date, we designated the interest rate swaps as cash flow hedges. As cash flow hedges, unrealized gains on our outstanding interest rate swaps are recognized as assets while unrealized losses are recognized as liabilities. Our interest rate swap agreements are highly, but not perfectly, correlated to the changes in interest rates to which we are exposed. As a result, unrealized gains and losses on our interest rate swap agreements are designated as effective or ineffective. As of the effective date, the effective portion of such gains or losses will be recorded as a component of accumulated other comprehensive loss while the ineffective portion of such gains or losses will be recorded as a component of interest expense.

7.              Income Taxes

Our effective income tax rates are as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015

Effective income tax rate	45.8%	43.6%	68.9%	41.6%

Our effective income tax rate exceeded the federal statutory tax rate of 35.0% for the third quarter of fiscal year 2016 and the third quarter of fiscal year 2015 due primarily to state income taxes and the non-deductible portion of transaction and other costs incurred in connection with the MyTheresa acquisition.

Our effective income tax rate exceeded the federal statutory tax rate of 35.0% for year-to-date fiscal 2016 and year-to-date fiscal 2015 due primarily to state income taxes and the non-deductible portion of transaction and other costs incurred in connection with the MyTheresa acquisition. In addition, with respect to year-to-date fiscal 2016, the effective income tax rate was impacted by the application of our estimated effective tax rate to our year-to-date quarterly periods (consisting of both loss and income generating periods) and reductions in our estimated tax reserves due to the expiration of statutes of limitations.

At April 30, 2016, the gross amount of unrecognized tax benefits was $0.9 million ($0.6 million of which would impact our effective tax rate, if recognized).  We classify interest and penalties as a component of income tax expense and our liability for accrued interest and penalties was $4.1 million at April 30, 2016, $4.8 million at August 1, 2015 and $4.6 million at May 2, 2015.

We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions.  The Internal Revenue Service ("IRS") is currently auditing our fiscal year 2012 and short-year 2013 federal income tax returns. With respect to state, local and foreign jurisdictions, with limited exceptions, we are no longer subject to income tax audits for fiscal years before 2011.  We believe our recorded tax liabilities as of April 30, 2016 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitations.  At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

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

Obligations for our employee benefit plans, included in other long-term liabilities, are as follows:

(in thousands)	April 30, 2016	August 1, 2015	May 2, 2015

Pension Plan	$219,108	$218,612	$197,358
SERP Plan	109,213	111,157	109,515
Postretirement Plan	8,986	9,121	10,777
	337,307	338,890	317,650
Less: current portion	(6,016)	(6,724)	(5,814)
Long-term portion of benefit obligations	$331,291	$332,166	$311,836

Funding Policy and Plan Status.  Our policy is to fund the Pension Plan at or above the minimum level required by law.  In fiscal year 2015, we were not required to make contributions to the Pension Plan. As of April 30, 2016, we do not believe we will be required to make contributions to the Pension Plan for fiscal year 2016.  We will continue to evaluate voluntary contributions to our Pension Plan based upon the unfunded position of the Pension Plan, our available liquidity and other factors.

Cost of Benefits. The components of the expenses we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015

Pension Plan:
Interest cost	$5,429	$6,382	$16,287	$19,146
Expected return on plan assets	(5,807)	(6,234)	(17,421)	(18,702)
Pension Plan expense (income)	$(378)	$148	$(1,134)	$444

SERP Plan:
Interest cost	$892	$1,126	$2,676	$3,378
SERP Plan expense	$892	$1,126	$2,676	$3,378

Postretirement Plan:
Service cost	$1	$3	$3	$9
Interest cost	71	113	213	339
Net amortization of gains	(146)	(93)	(438)	(279)
Postretirement Plan expense (income)	$(74)	$23	$(222)	$69

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

In addition to the foregoing matters, the National Labor Relations Board ("NLRB") has been pursuing a complaint alleging that the Mandatory Arbitration Agreement’s class action prohibition violates employees’ rights to engage in concerted activity, which was submitted to an administrative law judge ("ALJ") for determination on a stipulated record. The ALJ issued a recommended decision and order finding that the Company's Arbitration Agreement and class action waiver violated the National Labor Relations Act ("NLRA"). The matter was transferred to the NLRB for further consideration and decision. On August 4, 2015, the NLRB affirmed the ALJ's decision and ordered the Company not to maintain and/or enforce the provisions of the Arbitration Agreement found to violate the NLRA and to take affirmative steps to effectuate the NLRA's policies. On August 12, 2015, we filed our petition for review of the NLRB's order with the U.S. Court of Appeals for the Fifth Circuit. On September 23, 2015, the NLRB filed a motion to hold our case in abeyance pending the Court's decisions in two other cases, which the NLRB argued presented identical issues to those before the Court in our case. On October 2, 2015, the Court issued an order granting the NLRB's motion to stay our case. On

June 10, 2016, the NLRB filed an unopposed motion seeking to extend the stay until the deadline for petitioning the U.S. Supreme Court for certiorari has passed in a similar case, and, if such petition is filed, until the Supreme Court resolves that case.

On August 7, 2014, a putative class action complaint was filed against The Neiman Marcus Group LLC in Los Angeles County Superior Court by a customer, Linda Rubenstein, in connection with the Company's Last Call stores in California. Ms. Rubenstein alleges that the Company has violated various California consumer protection statutes by implementing a marketing and pricing strategy that suggests that clothing sold at Last Call stores in California was originally offered for sale at full-line Neiman Marcus stores when allegedly, it was not, and is allegedly of inferior quality to clothing sold at the full-line stores. Ms. Rubenstein also alleges that the Company lacks adequate information to support its comparative pricing labels. On September 12, 2014, we removed the case to the U.S. District Court for the Central District of California. On October 17, 2014, we filed a motion to dismiss the complaint, which the court granted on December 12, 2014. In its order dismissing the complaint, the court granted Ms. Rubenstein leave to file an amended complaint. Ms. Rubenstein filed her first amended complaint on December 22, 2014. On January 6, 2015, we filed a motion to dismiss the first amended complaint, which the court granted on March 2, 2015. In its order dismissing the first amended complaint, the court granted Ms. Rubenstein leave to file a second amended complaint, which she filed on March 17, 2015. On April 6, 2015, we filed a motion to dismiss the second amended complaint. On May 12, 2015, the court granted our motion to dismiss the second amended complaint in its entirety, without leave to amend, and on June 9, 2015, Ms. Rubenstein filed a notice to appeal the court's ruling. The appeal is pending and briefing is now complete, subject only to Ms. Rubenstein's filing an optional reply brief due by June 24, 2016.

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

On February 11, 2016, a putative class action first amended complaint was filed against The Neiman Marcus Group, Inc. in the Superior Court of California, Orange County, by Holly Attia and seven other named plaintiffs. They allege claims for failure to pay overtime wages, failure to provide meal and rest breaks, failure to reimburse business expenses, failure to timely pay wages due at termination and failure to provide accurate itemized wage statements. Plaintiffs also allege derivative claims for restitution under California unfair competition law and a representative claim for penalties under the California Labor Code Private Attorney General Act ("PAGA"). Plaintiffs seek to certify a class of all nonexempt employees of the Company in California since December 31, 2011. Plaintiffs seek damages for the alleged Labor Code violations as well as restitution, statutory penalties under PAGA, and attorneys' fees, interest and costs of suit. The Company removed this matter to the U.S. District Court for the Central District of California on March 17, 2016, and subsequently filed a motion to compel arbitration as to all named plaintiffs and requested to stay the PAGA claim on April 20, 2016. On May 31, 2016, the court vacated the hearing on the motions set for June 6, 2016 and noted in planned to rule on the papers, and a decision remains pending. On June 1, 2016, a PAGA representative action was filed against The Neiman Marcus Group, Inc. in the Superior Court of California, Orange County, by Xuan Hien Nguyen pleading only PAGA claims and asserting the same factual allegations as the plaintiffs in the Attia matter.
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

Cyber-Attack Class Actions Litigation. Three class actions relating to a cyber-attack on our computer systems in 2013 (the "Cyber-Attack") were filed in January 2014 and later voluntarily dismissed by the plaintiffs between February and April 2014. The plaintiffs had alleged negligence and other claims in connection with their purchases by payment cards and sought monetary and injunctive relief. Melissa Frank v. The Neiman Marcus Group, LLC, et al., was filed in the U.S. District Court for the Eastern District of New York on January 13, 2014 but was voluntarily dismissed by the plaintiff on April 15, 2014, without prejudice to her right to re-file a complaint. Donna Clark v. Neiman Marcus Group LTD LLC was filed in the U.S. District Court for the Northern District of Georgia on January 27, 2014 but was voluntarily dismissed by the plaintiff on March 11, 2014, without prejudice to her right to re-file a complaint. Christina Wong v. The Neiman Marcus Group, LLC, et al., was filed in the U.S. District Court for the Central District of California on January 29, 2014, but was voluntarily dismissed by the plaintiff on February 10, 2014, without prejudice to her right to re-file a complaint. Three additional putative class actions relating to the Cyber-Attack were filed in March and April 2014, also alleging negligence and other claims in connection with plaintiffs’ purchases by payment cards. Two of the cases, Katerina Chau v. Neiman Marcus Group LTD Inc., filed in the U.S. District Court for the Southern District of California on March 14, 2014, and Michael Shields v. The Neiman Marcus Group, LLC, filed in the U.S. District Court for the Southern District of California on April 1, 2014, were voluntarily dismissed, with prejudice as to Chau and without prejudice as to Shields. The third case, Hilary Remijas v. The Neiman Marcus Group, LLC, was filed on March 12, 2014 in the U.S. District Court for the Northern

District of Illinois. On June 2, 2014, an amended complaint in the Remijas case was filed, which added three plaintiffs (Debbie Farnoush and Joanne Kao, California residents; and Melissa Frank, a New York resident) and asserted claims for negligence, implied contract, unjust enrichment, violation of various consumer protection statutes, invasion of privacy and violation of state data breach laws. The Company moved to dismiss the Remijas amended complaint on July 2, 2014. On September 16, 2014, the court granted the Company's motion to dismiss the Remijas case on the grounds that the plaintiffs lacked standing due to their failure to demonstrate an actionable injury. On September 25, 2014, plaintiffs appealed the district court's order dismissing the case to the Seventh Circuit Court of Appeals. Oral argument was held on January 23, 2015. On July 20, 2015, the Seventh Circuit Court of Appeals reversed the district court's ruling and remanded the case to the district court for further proceedings. On August 3, 2015, we filed a petition for rehearing en banc. On September 17, 2015, the Seventh Circuit Court of Appeals denied our petition for rehearing. The district court held a status conference on October 29, 2015 and set a supplemental briefing schedule on the remaining portion of our previously filed motion to dismiss that had not been addressed by the court, and scheduled a status hearing for December 15, 2015. The parties completed supplemental briefing on December 21, 2015. On January 13, 2016, the court denied the Company's motion to dismiss. Our responsive pleading was due on June 10, 2016. The parties jointly requested, and the Court granted, an extension of time for filing a responsive pleading, which is currently due on July 11, 2016. Andrew McClease v. The Neiman Marcus Group, LLC was filed in the U.S. District Court for the Eastern District of North Carolina on December 30, 2014, alleging negligence and other claims in connection with Mr. McClease's purchase by payment card. On March 9, 2015, the McClease case was voluntarily dismissed without prejudice by stipulation of the parties.

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

Other.  We had no outstanding irrevocable letters of credit at April 30, 2016.  We had approximately $3.4 million in surety bonds at April 30, 2016 relating primarily to merchandise imports and state sales tax and utility requirements.

10.  Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss by component (amounts are recorded net of related income taxes):

(in thousands)	Foreign Currency Translation Adjustments	Unrealized Losses on Financial Instruments	Unfunded Benefit Obligations	Total

Balance, August 1, 2015	$(16,886)	$(2,826)	$(31,516)	$(51,228)
Other comprehensive earnings (loss)	116	823	(611)	328
Balance, October 31, 2015	$(16,770)	$(2,003)	$(32,127)	$(50,900)
Other comprehensive loss	(3,415)	(116)	(89)	(3,620)
Balance, January 30, 2016	$(20,185)	$(2,119)	$(32,216)	$(54,520)
Other comprehensive earnings (loss)	5,460	503	(89)	5,874
Balance, April 30, 2016	$(14,725)	$(1,616)	$(32,305)	$(48,646)

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

At April 30, 2016, an aggregate of 53,782 Co-Invest Options and time-vested options were held by Retirement Eligible Optionees. The recorded liability with respect to such options was $19.8 million at April 30, 2016, $15.9 million at August 1, 2015 and $22.2 million at May 2, 2015. We recognize compensation expense, which is included in selling, general and administrative expenses, for stock options on a straight-line basis over the vesting/performance periods.

The following table sets forth certain summary information with respect to our stock options for the periods indicated.

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except number of options and per option price)	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015

Stock compensation expense	$—	$2,135	$3,880	$6,405

Stock option grants:
Number of options granted	—	2,240	4,268	8,243
Weighted average grant date fair value	$—	$363	$341	$335

Stock option exercises:
Number of options exercised	—	—	626	118
Weighted average exercise price	$—	$—	$1,205	$577

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

13.       Other Expenses (Income)

Other expenses (income) consists of the following components:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015

Expenses incurred in connection with strategic growth initiatives	$3,599	$2,202	$21,870	$6,495
MyTheresa acquisition costs	80	2,048	4,408	15,140
Expenses related to cyber-attack, net of insurance recoveries	204	1,321	889	4,121
Net gain from facility closure	(5,446)	—	(5,446)	—
Other expenses	929	—	2,791	2,324
Total	$(634)	$5,571	$24,512	$28,080

We incurred professional fees and other costs in connection with our Organizing for Growth and NMG One strategic growth initiatives aggregating $3.6 million in the third quarter of fiscal year 2016 and $21.9 million in year-to-date fiscal 2016. In connection with Organizing for Growth, we eliminated approximately 500 positions across our stores, divisions and facilities on October 1, 2015 and incurred $10.2 million of severance costs.

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

In the third quarter of fiscal year 2016, we recorded a $5.4 million net gain related to the closure and relocation of our regional service center in New York.

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

	April 30, 2016
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$56,257	$20,025	$—	$76,282
Merchandise inventories	—	991,226	209,687	—	1,200,913
Other current assets	—	190,638	14,870	(1,378)	204,130
Total current assets	—	1,238,121	244,582	(1,378)	1,481,325
Property and equipment, net	—	1,405,802	141,937	—	1,547,739
Intangible assets, net	—	581,975	2,933,610	—	3,515,585
Goodwill	—	1,611,365	664,676	—	2,276,041
Other long-term assets	—	122,392	2,381	—	124,773
Intercompany notes receivable	—	196,686	—	(196,686)	—
Investments in subsidiaries	1,417,572	3,599,450	—	(5,017,022)	—
Total assets	$1,417,572	$8,755,791	$3,987,186	$(5,215,086)	$8,945,463
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$225,277	$39,450	$—	$264,727
Accrued liabilities	—	353,205	134,854	(1,378)	486,681
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	607,908	174,304	(1,378)	780,834
Long-term liabilities:
Long-term debt	—	4,794,399	—	—	4,794,399
Intercompany notes payable	—	—	196,686	(196,686)	—
Deferred income taxes	—	1,487,131	13,113	—	1,500,244
Other long-term liabilities	—	448,781	3,633	—	452,414
Total long-term liabilities	—	6,730,311	213,432	(196,686)	6,747,057
Total member equity	1,417,572	1,417,572	3,599,450	(5,017,022)	1,417,572
Total liabilities and member equity	$1,417,572	$8,755,791	$3,987,186	$(5,215,086)	$8,945,463

	August 1, 2015
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$53,162	$19,812	$—	$72,974
Merchandise inventories	—	970,295	184,549	—	1,154,844
Other current assets	—	138,966	18,082	(165)	156,883
Total current assets	—	1,162,423	222,443	(165)	1,384,701
Property and equipment, net	—	1,359,118	118,768	—	1,477,886
Intangible assets, net	—	625,937	2,972,625	—	3,598,562
Goodwill	—	1,611,365	661,118	—	2,272,483
Other long-term assets	—	140,776	1,354	—	142,130
Intercompany notes receivable	—	150,028	—	(150,028)	—
Investments in subsidiaries	1,413,744	3,617,680	—	(5,031,424)	—
Total assets	$1,413,744	$8,667,327	$3,976,308	$(5,181,617)	$8,875,762
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$291,089	$51,910	$—	$342,999
Accrued liabilities	—	380,255	85,312	(165)	465,402
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	700,770	137,222	(165)	837,827
Long-term liabilities:
Long-term debt	—	4,681,309	—	—	4,681,309
Intercompany notes payable	—	—	150,028	(150,028)	—
Deferred income taxes	—	1,454,278	16,813	—	1,471,091
Other long-term liabilities	—	417,226	54,565	—	471,791
Total long-term liabilities	—	6,552,813	221,406	(150,028)	6,624,191
Total member equity	1,413,744	1,413,744	3,617,680	(5,031,424)	1,413,744
Total liabilities and member equity	$1,413,744	$8,667,327	$3,976,308	$(5,181,617)	$8,875,762

	May 2, 2015
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$70,490	$11,721	$—	$82,211
Merchandise inventories	—	988,955	184,307	—	1,173,262
Other current assets	—	127,129	15,363	(102)	142,390
Total current assets	—	1,186,574	211,391	(102)	1,397,863
Property and equipment, net	—	1,325,068	114,589	—	1,439,657
Intangible assets, net	—	641,446	2,984,004	—	3,625,450
Goodwill	—	1,669,365	598,532	—	2,267,897
Other long-term assets	—	139,203	1,375	—	140,578
Intercompany notes receivable	—	150,000	—	(150,000)	—
Investments in subsidiaries	1,454,710	3,572,692	—	(5,027,402)	—
Total assets	$1,454,710	$8,684,348	$3,909,891	$(5,177,504)	$8,871,445
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$246,696	$33,589	$—	$280,285
Accrued liabilities	—	366,369	91,237	(102)	457,504
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	642,491	124,826	(102)	767,215
Long-term liabilities:
Long-term debt	—	4,708,612	—	—	4,708,612
Intercompany notes payable	—	—	150,000	(150,000)	—
Deferred income taxes	—	1,485,902	15,012	—	1,500,914
Other long-term liabilities	—	392,633	47,361	—	439,994
Total long-term liabilities	—	6,587,147	212,373	(150,000)	6,649,520
Total member equity	1,454,710	1,454,710	3,572,692	(5,027,402)	1,454,710
Total liabilities and member equity	$1,454,710	$8,684,348	$3,909,891	$(5,177,504)	$8,871,445

	Thirteen weeks ended April 30, 2016
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$930,333	$238,959	$—	$1,169,292
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	590,735	152,736	—	743,471
Selling, general and administrative expenses (excluding depreciation)	—	225,972	48,805	—	274,777
Income from credit card program	—	(13,604)	(1,406)	—	(15,010)
Depreciation expense	—	53,983	5,633	—	59,616
Amortization of intangible assets and favorable lease commitments	—	14,198	13,201	—	27,399
Other expenses (income)	—	(1,822)	1,188	—	(634)
Operating earnings	—	60,871	18,802	—	79,673
Interest expense, net	—	71,335	1,340	—	72,675
Intercompany royalty charges (income)	—	36,690	(36,690)	—	—
Foreign currency loss (gain)	—	—	(7,740)	7,740	—
Equity in loss (earnings) of subsidiaries	(3,790)	(59,692)	—	63,482	—
Earnings (loss) before income taxes	3,790	12,538	61,892	(71,222)	6,998
Income tax expense (benefit)	—	3,803	2,200	(2,795)	3,208
Net earnings (loss)	$3,790	$8,735	$59,692	$(68,427)	$3,790
Total other comprehensive earnings (loss), net of tax	5,874	414	515	(929)	5,874
Total comprehensive earnings (loss)	$9,664	$9,149	$60,207	$(69,356)	$9,664

	Thirteen weeks ended May 2, 2015
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$977,352	$242,748	$—	$1,220,100
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	605,313	149,721	—	755,034
Selling, general and administrative expenses (excluding depreciation)	—	237,511	48,178	—	285,689
Income from credit card program	—	(10,603)	(1,296)	—	(11,899)
Depreciation expense	—	40,308	7,762	—	48,070
Amortization of intangible assets and favorable lease commitments	—	15,496	14,179	—	29,675
Other expenses	—	3,899	1,672	—	5,571
Operating earnings	—	85,428	22,532	—	107,960
Interest expense, net	—	72,407	437	—	72,844
Intercompany royalty charges (income)	—	35,624	(35,624)	—	—
Foreign currency loss (gain)	—	—	17,748	(17,748)	—
Equity in loss (earnings) of subsidiaries	(19,820)	(45,095)	—	64,915	—
Earnings (loss) before income taxes	19,820	22,492	39,971	(47,167)	35,116
Income tax expense (benefit)	—	15,561	(5,124)	4,859	15,296
Net earnings (loss)	$19,820	$6,931	$45,095	$(52,026)	$19,820
Total other comprehensive earnings (loss), net of tax	(14,839)	868	(2,818)	1,950	(14,839)
Total comprehensive earnings (loss)	$4,981	$7,799	$42,277	$(50,076)	$4,981

	Thirty-nine weeks ended April 30, 2016
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,066,164	$754,985	$—	$3,821,149
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,009,842	495,995	—	2,505,837
Selling, general and administrative expenses (excluding depreciation)	—	715,211	147,562	—	862,773
Income from credit card program	—	(40,362)	(4,272)	—	(44,634)
Depreciation expense	—	153,200	15,957	—	169,157
Amortization of intangible assets and favorable lease commitments	—	43,961	40,035	—	83,996
Other expenses	—	19,351	5,161	—	24,512
Operating earnings	—	164,961	54,547	—	219,508
Interest expense, net	—	209,090	6,765	—	215,855
Intercompany royalty charges (income)	—	115,445	(115,445)	—	—
Foreign currency loss (gain)	—	—	(3,715)	3,715	—
Equity in loss (earnings) of subsidiaries	(1,136)	(165,703)	—	166,839	—
Earnings (loss) before income taxes	1,136	6,129	166,942	(170,554)	3,653
Income tax expense (benefit)	—	2,930	1,239	(1,652)	2,517
Net earnings (loss)	$1,136	$3,199	$165,703	$(168,902)	$1,136
Total other comprehensive earnings (loss), net of tax	2,582	421	98	(519)	2,582
Total comprehensive earnings (loss)	$3,718	$3,620	$165,801	$(169,421)	$3,718

	Thirty-nine weeks ended May 2, 2015
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,203,081	$725,335	$—	$3,928,416
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,041,854	460,699	—	2,502,553
Selling, general and administrative expenses (excluding depreciation)	—	755,932	138,734	—	894,666
Income from credit card program	—	(36,633)	(4,119)	—	(40,752)
Depreciation expense	—	120,028	16,562	—	136,590
Amortization of intangible assets and favorable lease commitments	—	66,678	40,761	—	107,439
Other expenses	—	24,323	3,757	—	28,080
Operating earnings	—	230,899	68,941	—	299,840
Interest expense, net	—	215,675	2,244	—	217,919
Intercompany royalty charges (income)	—	114,650	(114,650)	—	—
Foreign currency loss (gain)	—	—	23,940	(23,940)	—
Equity in loss (earnings) of subsidiaries	(47,831)	(165,244)	—	213,075	—
Earnings (loss) before income taxes	47,831	65,818	157,407	(189,135)	81,921
Income tax expense (benefit)	—	35,373	(7,837)	6,554	34,090
Net earnings (loss)	$47,831	$30,445	$165,244	$(195,689)	$47,831
Total other comprehensive earnings (loss), net of tax	(25,715)	(4,031)	(4,298)	8,329	(25,715)
Total comprehensive earnings (loss)	$22,116	$26,414	$160,946	$(187,360)	$22,116

	Thirty-nine weeks ended April 30, 2016
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$1,136	$3,199	$165,703	$(168,902)	$1,136
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	215,590	55,992	—	271,582
Deferred income taxes	—	19,681	(3,896)	—	15,785
Other	—	(7,918)	12,078	2,063	6,223
Intercompany royalty income payable (receivable)	—	115,445	(115,445)	—	—
Equity in loss (earnings) of subsidiaries	(1,136)	(165,703)	—	166,839	—
Changes in operating assets and liabilities, net	—	(26,894)	(117,381)	—	(144,275)
Net cash provided by (used for) operating activities	—	153,400	(2,949)	—	150,451
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(193,573)	(38,420)	—	(231,993)
Acquisition of MyTheresa	—	—	(896)	—	(896)
Investment in subsidiaries	—	(30,204)	30,204	—	—
Net cash used for investing activities	—	(223,777)	(9,112)	—	(232,889)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Asset-Based Revolving Credit Facility	—	495,000	—	—	495,000
Repayment of borrowings	—	(382,069)	—	—	(382,069)
Payment of contingent earn-out obligation	—	—	(27,185)	—	(27,185)
Intercompany notes payable (receivable)	—	(39,459)	39,459	—	—
Net cash provided by financing activities	—	73,472	12,274	—	85,746
CASH AND CASH EQUIVALENTS
Increase during the period	—	3,095	213	—	3,308
Beginning balance	—	53,162	19,812	—	72,974
Ending balance	$—	$56,257	$20,025	$—	$76,282

	Thirty-nine weeks ended May 2, 2015
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$47,831	$30,445	$165,244	$(195,689)	$47,831
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	205,123	57,323	—	262,446
Deferred income taxes	—	(40,431)	(8,776)	—	(49,207)
Other	—	2,381	33,581	(17,386)	18,576
Intercompany royalty income payable (receivable)	—	114,650	(114,650)	—	—
Equity in loss (earnings) of subsidiaries	(47,831)	(165,244)	—	213,075	—
Changes in operating assets and liabilities, net	—	(79,796)	(77,037)	—	(156,833)
Net cash provided by operating activities	—	67,128	55,685	—	122,813
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(169,307)	(13,709)	—	(183,016)
Acquisition of MyTheresa	—	—	(181,727)	—	(181,727)
Net cash used for investing activities	—	(169,307)	(195,436)	—	(364,743)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Asset-Based Revolving Credit Facility	—	480,000	—	—	480,000
Repayment of borrowings	—	(352,070)	—	—	(352,070)
Intercompany notes payable (receivable)	—	(150,000)	150,000	—	—
Debt issuance costs paid	—	(265)	—	—	(265)
Net cash provided by (used for) financing activities	—	(22,335)	150,000	—	127,665
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	(124,514)	10,249	—	(114,265)
Beginning balance	—	195,004	1,472	—	196,476
Ending balance	$—	$70,490	$11,721	$—	$82,211

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

•	the highly competitive nature of the luxury retail industry;

•	our failure to successfully execute our omni‑channel plans, which could adversely affect our business, financial condition and results of operations;

•	the success of our advertising and marketing programs;

•	the success of the remodel, expansion and growth of our retail stores, which are subject to numerous risks, some of which are beyond our control;

•	our inability to successfully maintain a relevant and reliable omni‑channel experience for our customers, which could adversely affect our financial performance and brand image;

•	costs associated with our expansion and growth strategies, which could adversely affect our business and performance;

•	the significance of the portion of our revenues from our stores in four states, which exposes us to downturns or catastrophic occurrences in those states;

•	our dependence on our relationships with certain designers, vendors and other sources of merchandise;

•	a breach in information privacy, which could negatively impact our operations;

•	our dependence on positive perceptions of our company, which, if eroded, could adversely affect our customer and employee relationships;

•	the loss of, or disruption in, one or more of our distribution facilities, which could adversely affect our business and operations;

•	our failure to comply with, or developments in, laws, rules or regulations, which could affect our business or results of operations;

•	our substantial indebtedness, which could adversely affect our business, financial condition and results of operations and our ability to fulfill our obligations with respect to such indebtedness;

•	the restrictions in our debt agreements that may limit our flexibility in operating our business; and

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

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  All references to (i) the third quarter of fiscal year 2016 relate to the thirteen weeks ended April 30, 2016, (ii) the third quarter of fiscal year 2015 relate to the thirteen weeks ended May 2, 2015, (iii) year-to-date fiscal 2016 relate to the thirty-nine weeks ended April 30, 2016 and (iv) year-to-date fiscal 2015 relate to the thirty-nine weeks ended May 2, 2015.

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

Summary of Results of Operations

A summary of our results of operations is as follows:

•
Revenues - Our revenues for the third quarter of fiscal year 2016 were $1,169.3 million, a decrease of 4.2% compared to the third quarter of fiscal year 2015. Comparable revenues for the third quarter of fiscal year 2016 decreased 5.0% compared to the third quarter of fiscal year 2015. In the third quarter of fiscal year 2016, revenues generated by our online operations were $347.7 million, or 29.7% of consolidated revenues. Comparable revenues from our online operations in the third quarter of fiscal year 2016, which included revenues from MyTheresa, increased 5.3% from the third quarter of the prior year.

Our year-to-date fiscal 2016 revenues were $3,821.1 million, a decrease of 2.7% compared to year-to-date fiscal 2015. Comparable revenues for year-to-date fiscal 2016 decreased 4.2% compared to year-to-date fiscal 2015. In year-to-date fiscal 2016, revenues generated by our online operations were $1,103.4 million, or 28.9% of consolidated revenues. Comparable revenues from our online operations in year-to-date fiscal 2016, which included revenues from MyTheresa beginning in the second quarter of fiscal year 2016, increased 4.9% from year-to-date fiscal 2015.

We believe the lower levels of revenues in the third quarter of fiscal year 2016 and in year-to-date fiscal 2016 compared to the corresponding periods of fiscal year 2015 were impacted by a number of factors, including:

•	uncertainty and volatility in both U.S. and international capital markets;

•	the strengthening of the U.S. dollar against international currencies, most notably the Euro, and a resulting decrease in tourism and spending by international customers; and

•	a significant decline in the global price of crude oil and the resulting impact on stakeholders in the oil and gas industries.

•
Cost of goods sold including buying and occupancy costs (excluding depreciation) ("COGS") - Compared to the corresponding periods of the prior year, COGS as a percentage of revenues increased 170 basis points in the third quarter of fiscal year 2016 and 190 basis points in year-to-date fiscal 2016. The increases in COGS, as a percentage of revenues, were attributable primarily to (1) decreased product margins due primarily to higher markdowns and promotional costs incurred on lower than expected revenues and (2) the deleveraging of buying and occupancy costs.

At April 30, 2016, consolidated inventories totaled $1,200.9 million, a 2.4% increase from May 2, 2015.  We are working aggressively to align our inventory levels and purchases with anticipated future customer demand.

•
Selling, general and administrative expenses (excluding depreciation) ("SG&A") - SG&A as a percentage of revenues increased 10 basis points in the third quarter of fiscal year 2016 compared to the corresponding period of the prior year. The higher levels of SG&A expenses, as a percentage of revenues, reflect primarily (1) higher levels of expenses incurred in connection with our strategic initiatives, including costs related to the opening of new stores (our store in Long Island, New York opened in February 2016), the remodeling of existing stores, investments in technology and the growth of our international revenues through MyTheresa and (2) higher selling costs due to higher levels of credit card chargebacks subsequent to regulatory changes effective October 2015 with respect to retailers' liabilities for such losses, partially offset by (3) payroll, incentive compensation and benefits expense savings realized in connection with Organizing for Growth and other efficiency initiatives.

SG&A as a percentage of revenues decreased 20 basis points in year-to-date fiscal 2016 compared to the corresponding period of the prior year. The lower levels of SG&A expenses, as a percentage of revenues, reflect primarily (1) payroll, incentive compensation and benefits expense savings realized in connection with Organizing for Growth and other efficiency initiatives, partially offset by (2) higher marketing costs, related primarily to our online operations and (3) higher levels of expenses incurred in connection with our strategic initiatives.

Liquidity - Net cash provided by our operating activities was $150.5 million in year-to-date fiscal 2016 compared to $122.8 million in year-to-date fiscal 2015.  We held cash balances of $76.3 million at April 30, 2016 compared to $82.2 million at May 2, 2015.  At April 30, 2016, we had $265.0 million of borrowings outstanding under the Asset-Based Revolving Credit Facility, no outstanding letters of credit and $545.0 million of unused borrowing availability.

Outlook - Economic conditions in the luxury retail industry have been and will continue to be impacted by a number of factors, including the rate of economic growth, uncertainty and volatility in both the U.S. and international capital markets, fluctuations in the exchange rate of the U.S. dollar against international currencies, most notably the Euro, fluctuations in crude oil and fuel prices, uncertainty regarding governmental spending and tax policies and overall consumer confidence. Such factors may adversely impact our future results of operations. As a result, we intend to operate our business in a way that balances these economic conditions and current business trends with our long-term initiatives and growth strategies.

Results of Operations

Performance Summary

The following table sets forth certain items expressed as percentages of revenues for the periods indicated.

	Thirteen weeks ended		Thirty-nine weeks ended
	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs (excluding depreciation)	63.6	61.9	65.6	63.7
Selling, general and administrative expenses (excluding depreciation)	23.5	23.4	22.6	22.8
Income from credit card program	(1.3)	(1.0)	(1.2)	(1.0)
Depreciation expense	5.1	3.9	4.4	3.5
Amortization of intangible assets	1.2	1.3	1.1	1.7
Amortization of favorable lease commitments	1.1	1.1	1.1	1.0
Other expenses (income)	(0.1)	0.5	0.6	0.7
Operating earnings	6.8	8.8	5.7	7.6
Interest expense, net	6.2	6.0	5.6	5.5
Earnings before income taxes	0.6	2.9	0.1	2.1
Income tax expense	0.3	1.3	0.1	0.9
Net earnings	0.3%	1.6%	—%	1.2%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

	Thirteen weeks ended		Thirty-nine weeks ended
(in millions, except sales per square foot and store count)	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015

Change in comparable revenues (1)
Total revenues	(5.0)%	2.2%	(4.2)%	4.5%
Online revenues	5.3%	13.3%	4.9%	14.6%

Store count
Neiman Marcus and Bergdorf Goodman full-line stores open at end of period	44	43	44	43
Last Call stores open at end of period	42	42	42	42

Sales per square foot (2)	$127	$140	$425	$457
Percentage of revenues transacted online	29.7%	27.1%	28.9%	25.8%

Capital expenditures (3)	$78.2	$63.6	$232.0	$183.0
Depreciation expense	59.6	48.1	169.2	136.6
Rent expense and related occupancy costs	26.6	28.0	85.5	85.9

Non-GAAP financial measures
EBITDA (4)	$166.7	$185.7	$472.7	$543.9
Adjusted EBITDA (4)	$173.2	$202.6	$520.4	$602.7

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

(3)
Amounts represent gross capital expenditures and exclude developer contributions of $14.2 million for the thirteen weeks ended April 30, 2016, $17.6 million for the thirteen weeks ended May 2, 2015, $32.3 million for the thirty-nine weeks ended April 30, 2016 and $30.5 million for the thirty-nine weeks ended May 2, 2015.

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

Key Factors Affecting Our Results

Revenues.  We generate our revenues from the sale of luxury merchandise.  Components of our revenues include:

•
Sales of merchandise—Revenues are recognized at the later of the point-of-sale or the delivery of goods to the customer.  Revenues are reduced when our customers return goods previously purchased.  We maintain reserves for anticipated sales returns based primarily on our historical trends.  Revenues exclude sales taxes collected from our customers.

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise.  These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor.  Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise.  These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold.  We received vendor allowances of $5.9 million, or 0.5% of revenues, in the third quarter of fiscal year 2016; $7.5 million, or 0.6% of revenues, in the third quarter of fiscal year 2015; $58.0 million, or 1.5% of revenues, in year-to-date fiscal 2016; and $55.0 million, or 1.4% of revenues, in year-to-date fiscal 2015.  The amounts of vendor allowances we receive fluctuate based on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during year-to-date fiscal 2016 and 2015.

Changes in our COGS as a percentage of revenues can be affected by the following factors:

•	our ability to order an appropriate amount of merchandise to match customer demand and the related impact on the level of net markdowns and promotions costs incurred;

•	customer acceptance of and demand for the merchandise we offer in a given season and the related impact of such factors on the level of full-price sales;

•	factors affecting revenues generally, including pricing and promotional strategies, product offerings and actions taken by competitors;

•	changes in delivery and processing costs and our ability to pass such costs on to our customers;

•	changes in occupancy costs associated primarily with the opening of new stores or distribution facilities; and

•	the amount of vendor reimbursements we receive during the reporting period.

Selling, general and administrative expenses (excluding depreciation).  SG&A consists principally of costs related to employee compensation and benefits in the selling and administrative support areas and advertising and marketing costs.  A significant portion of our SG&A expenses is variable in nature and is dependent on the revenues we generate.

Advertising costs consist primarily of (i) online marketing costs, (ii) advertising costs incurred related to the production of the photographic content for our websites and (iii) costs incurred related to the production, printing and distribution of our print catalogs and other promotional materials mailed to our customers.  We receive advertising allowances from certain of our merchandise vendors.  Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media.  Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned.  Advertising allowances were approximately $17.5 million, or 1.5% of revenues, in the third quarter of fiscal year 2016; $17.6 million, or 1.4% of revenues, in the third quarter of fiscal year 2015; $49.1 million, or 1.3% of revenues, in year-to-date fiscal 2016; and $47.9 million, or 1.2% of revenues, in year-to-date fiscal 2015.

We also receive allowances from certain merchandise vendors in connection with compensation programs for employees who sell the vendor’s merchandise.  These allowances are netted against the related compensation expenses that we incur.  Amounts received from vendors related to compensation programs were $17.9 million, or 1.5% of revenues, in the third quarter of fiscal year 2016; $19.4 million, or 1.6% of revenues, in the third quarter of fiscal year 2015; $53.7 million, or 1.4% of revenues, in year-to-date fiscal 2016; and $59.3 million, or 1.5% of revenues, in year-to-date fiscal 2015.

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

Results of Operations for the Thirteen Weeks Ended April 30, 2016 Compared to the Thirteen Weeks Ended May 2, 2015

Revenues.  Our revenues for the third quarter of fiscal year 2016 of $1,169.3 million decreased by $50.8 million, or 4.2%, from $1,220.1 million in the third quarter of fiscal year 2015. Comparable revenues for the third quarter of fiscal year 2016 decreased 5.0% compared to the third quarter of fiscal year 2015.  In addition, revenues generated by our online operations were $347.7 million, or 29.7% of consolidated revenues. Comparable revenues from our online operations in the third quarter of fiscal year 2016, which included revenues from MyTheresa, increased 5.3% from the third quarter of the prior year.

Cost of goods sold including buying and occupancy costs (excluding depreciation). COGS increased to 63.6% of revenues in the third quarter of fiscal year 2016 from 61.9% of revenues in the third quarter of fiscal year 2015. Compared to the prior year, COGS as a percentage of revenues increased by 170 basis points due primarily to:

•	decreased product margins of approximately 160 basis points due primarily to higher markdowns and promotional costs incurred on lower than expected revenues; and

•	the deleveraging of buying and occupancy costs of approximately 20 basis points.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses as a percentage of revenues increased to 23.5% of revenues in the third quarter of fiscal year 2016 compared to 23.4% of revenues in the third quarter of fiscal year 2015.  SG&A expenses as a percentage of revenues increased by 10 basis points in the third quarter of fiscal year 2016 due primarily to:

•
higher levels of expenses of approximately 60 basis points incurred in connection with our strategic initiatives, including costs related to the opening of new stores (our store in Long Island, New York opened in February 2016), the remodeling of existing stores, investments in technology and the growth of our international revenues through MyTheresa; and

•
higher selling costs of approximately 20 basis points due to higher levels of credit card chargebacks subsequent to regulatory changes effective October 2015 with respect to retailers' liabilities for such losses; partially offset by

•	payroll, incentive compensation and benefits expense savings realized of approximately 70 basis points in connection with Organizing for Growth and other efficiency initiatives.

Income from credit card program.  Income from our credit card program was $15.0 million, or 1.3% of revenues, in the third quarter of fiscal year 2016 compared to $11.9 million, or 1.0% of revenues, in the third quarter of fiscal year 2015.

Compared to the prior year, income from our credit card program as a percentage of revenues increased by 30 basis points due primarily to increases in both the overall profitability of the credit card portfolio and the portion of income contractually allocable to the Company.

Depreciation and amortization expenses.  Depreciation expense was $59.6 million, or 5.1% of revenues, in the third quarter of fiscal year 2016 compared to $48.1 million, or 3.9% of revenues, in the third quarter of fiscal year 2015. The increase in depreciation expense in the third quarter of fiscal year 2016 compared to the third quarter of the prior fiscal year was driven by a higher level of capital spending since the Acquisition related to new stores, store remodels and omni-channel initiatives.

Amortization of intangible assets (primarily customer lists and favorable lease commitments) was $27.4 million, or 2.3% of revenues, in the third quarter of fiscal year 2016 compared to $29.7 million, or 2.4% of revenues, in the third quarter of fiscal year 2015.

Other expenses (income).  Other income for the third quarter of fiscal year 2016 was $0.6 million, or 0.1% of revenues, compared to expenses of $5.6 million, or 0.5% of revenues, in the third quarter of fiscal year 2015. Other expenses (income) consisted of the following components:

	Thirteen weeks ended
(in millions)	April 30, 2016	May 2, 2015

Expenses incurred in connection with strategic growth initiatives	$3.6	$2.2
MyTheresa acquisition costs	0.1	2.0
Expenses related to cyber-attack, net of insurance recoveries	0.2	1.3
Net gain from facility closure	(5.4)	—
Other expenses	0.9	—
Total	$(0.6)	$5.6

We incurred professional fees and other costs in connection with our Organizing for Growth and NMG One strategic growth initiatives aggregating $3.6 million in the third quarter of fiscal year 2016.

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. Acquisition costs consisted primarily of professional fees as well as adjustments of our earn-out obligations to estimated fair value at each reporting date.

We discovered in January 2014 that malicious software (malware) was clandestinely installed on our computer systems. In the third quarter of fiscal year 2016 and the third quarter of fiscal year 2015, we incurred investigative, legal and other expenses in connection with a cyber-attack. We expect to incur ongoing costs related to the cyber-attack for the foreseeable future. Such expenses are not currently estimable but could be material to our future results of operations.

In the third quarter of fiscal year 2016, we recorded a $5.4 million net gain related to the closure and relocation of our regional service center in New York.

Interest expense.  Net interest expense was $72.7 million, or 6.2% of revenues, in the third quarter of fiscal year 2016 and $72.8 million, or 6.0% of revenues, for the third quarter of fiscal year 2015. The significant components of interest expense are as follows:

	Thirteen weeks ended
(in millions)	April 30, 2016	May 2, 2015

Asset-Based Revolving Credit Facility	$0.8	$0.4
Senior Secured Term Loan Facility	31.0	31.3
Cash Pay Notes	19.2	19.2
PIK Toggle Notes	13.1	13.1
2028 Debentures	2.2	2.2
Amortization of debt issue costs	6.1	6.1
Other, net	1.5	0.9
Capitalized interest	(1.3)	(0.5)
Interest expense, net	$72.7	$72.8

Income tax expense.  Our effective income tax rate was 45.8% for the third quarter of fiscal year 2016 and 43.6% for the third quarter of fiscal year 2015. Our effective income tax rates exceeded the federal statutory tax rate of 35.0% due primarily to:

•	state income taxes; and

•	the non-deductible portion of transaction and other costs incurred in connection with the MyTheresa acquisition.
We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions.  The Internal Revenue Service ("IRS") is currently auditing our fiscal year 2012 and short-year 2013 federal income tax returns.  With respect to state, local and foreign jurisdictions, with limited exceptions, we are no longer subject to income tax audits for fiscal years before 2011.  We believe our recorded tax liabilities as of April 30, 2016 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that adjustments in the amounts of our unrecognized tax benefits could occur within the next twelve months as a result of settlements with tax authorities or expiration of statutes of limitations.  At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

Results of Operations for the Thirty-nine Weeks Ended April 30, 2016 Compared to the Thirty-nine Weeks Ended May 2, 2015

Revenues.  Our revenues for year-to-date fiscal 2016 of $3,821.1 million decreased by $107.3 million, or 2.7%, from $3,928.4 million in year-to-date fiscal 2015.  Comparable revenues for year-to-date fiscal 2016 decreased 4.2% compared to the year-to-date fiscal 2015. In addition, revenues generated by our online operations were $1,103.4 million, or 28.9% of consolidated revenues. Comparable revenues from our online operations in year-to-date fiscal 2016, which included the revenues of MyTheresa beginning in the second quarter of fiscal year 2016, increased 4.9% from the prior year fiscal period. Changes in comparable revenues for our last seven fiscal quarters were:

Fiscal year 2016
Third quarter	(5.0)%
Second quarter	(2.4)
First quarter	(5.6)

Fiscal year 2015
Fourth quarter	1.9
Third quarter	2.2
Second quarter	5.6
First quarter	5.5

In the last five quarters ended April 30, 2016, we generated lower levels of comparable revenue increases than in our first and second quarters of fiscal year 2015. We believe the lower levels of comparable revenues were impacted by a number of factors including uncertainty and volatility in both U.S. and international capital markets, the strengthening of the U.S. dollar against international currencies, most notably the Euro, a resulting decrease in tourism and spending by international customers and a significant decline in the global price of crude oil and the resulting impact on stakeholders in the oil and gas industries. We believe that these factors began having a more significant impact beginning in our third quarter of fiscal year 2015 and, as a result, growth in our comparable revenues versus prior year periods began decreasing at such time, a trend which has continued into our third fiscal quarter of 2016.

Cost of goods sold including buying and occupancy costs (excluding depreciation). COGS increased to 65.6% of revenues in year-to-date fiscal 2016 from 63.7% of revenues in year-to-date fiscal 2015. Compared to the prior year, COGS as a percentage of revenues increased by 190 basis points due primarily to:

•	decreased product margins of approximately 170 basis points due primarily to higher markdowns and promotional costs incurred on lower than expected revenues; and

•	the deleveraging of buying and occupancy costs of approximately 20 basis points.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses as a percentage of revenues decreased to 22.6% of revenues in year-to-date fiscal 2016 compared to 22.8% of revenues in year-to-date fiscal 2015.  SG&A expenses as a percentage of revenues decreased by 20 basis points in year-to-date fiscal 2016 due primarily to:

•	payroll, incentive compensation and benefits expense savings realized of approximately 70 basis points in connection with Organizing for Growth and other efficiency initiatives; partially offset by

•	higher marketing costs, related primarily to our online operations, of approximately 30 basis points; and

•	higher levels of expenses of approximately 20 basis points incurred in connection with our strategic initiatives.

Income from credit card program.  Income from our credit card program was $44.6 million, or 1.2% of revenues, in year-to-date fiscal 2016 compared to $40.8 million, or 1.0% of revenues, in year-to-date fiscal 2015.

Compared to the prior year, income from our credit card program as a percentage of revenues increased by 20 basis points due primarily to increases in both the overall profitability of the credit card portfolio and the portion of income contractually allocable to the Company.

Depreciation and amortization expenses.  Depreciation expense was $169.2 million, or 4.4% of revenues, in year-to-date fiscal 2016 compared to $136.6 million, or 3.5% of revenues, in year-to-date fiscal 2015. The increase in depreciation expense in year-to-date fiscal 2016 compared to year-to-date fiscal 2015 was driven by a higher level of capital spending since the Acquisition related to new stores, store remodels and omni-channel initiatives.

Amortization of intangible assets (primarily customer lists and favorable lease commitments) was $84.0 million, or 2.2% of revenues, in year-to-date fiscal 2016 compared to $107.4 million, or 2.7% of revenues, in year-to-date fiscal 2015. Amortization expense as a percentage of revenues decreased by 50 basis points in year-to-date fiscal 2016 due to lower amortization charges with respect to our customer lists. Our customer lists are amortized using accelerated methods which reflect the pattern in which we receive the economic benefit of the asset.

Other expenses.  Other expenses for year-to-date fiscal 2016 aggregated $24.5 million, or 0.6% of revenues, compared to $28.1 million, or 0.7% of revenues, in year-to-date fiscal 2015.  Other expenses consisted of the following components:

	Thirty-nine weeks ended
(in millions)	April 30, 2016	May 2, 2015

Expenses incurred in connection with strategic growth initiatives	$21.9	$6.5
MyTheresa acquisition costs	4.4	15.1
Expenses related to cyber-attack, net of insurance recoveries	0.9	4.1
Net gain from facility closure	(5.4)	—
Other expenses	2.8	2.3
Total	$24.5	$28.1

We incurred professional fees and other costs in connection with our Organizing for Growth and NMG One strategic growth initiatives aggregating $21.9 million in year-to-date fiscal 2016. In connection with Organizing for Growth, we eliminated approximately 500 positions across our stores, divisions and facilities on October 1, 2015 and incurred $10.2 million of severance costs.

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

In the third quarter of fiscal year 2016, we recorded a $5.4 million net gain related to the closure and relocation of our regional service center in New York.
Interest expense.  Net interest expense was $215.9 million, or 5.6% of revenues, in year-to-date fiscal 2016 and $217.9 million, or 5.5% of revenues, for year-to-date fiscal 2015. The significant components of interest expense are as follows:

	Thirty-nine weeks ended
(in millions)	April 30, 2016	May 2, 2015

Asset-Based Revolving Credit Facility	$2.4	$1.1
Senior Secured Term Loan Facility	93.3	94.3
Cash Pay Notes	57.6	57.6
PIK Toggle Notes	39.4	39.4
2028 Debentures	6.7	6.7
Amortization of debt issue costs	18.4	18.4
Other, net	2.7	2.1
Capitalized interest	(4.6)	(1.7)
Interest expense, net	$215.9	$217.9

Income tax expense.  Our effective income tax rate was 68.9% for year-to-date fiscal 2016 and 41.6% for year-to-date fiscal 2015. Our effective income tax rates exceeded the federal statutory tax rate of 35.0% due primarily to:

•	state income taxes;

•	the non-deductible portion of transaction and other costs incurred in connection with the MyTheresa acquisition;

•	the impact of the application of our estimated effective tax rate in fiscal year 2016 to our year-to-date quarterly periods (consisting of both loss and income generating periods); and

•	with respect to year-to-date fiscal 2016, reductions in our estimated tax reserves due to the expiration of statutes of limitations.

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

	Thirteen weeks ended		Thirty-nine weeks ended
(dollars in millions)	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015

Net earnings	$3.8	$19.8	$1.1	$47.8
Income tax expense	3.2	15.3	2.5	34.1
Interest expense, net	72.7	72.8	215.9	217.9
Depreciation expense	59.6	48.1	169.2	136.6
Amortization of intangible assets and favorable lease commitments	27.4	29.7	84.0	107.4
EBITDA	$166.7	$185.7	$472.7	$543.9
EBITDA as a percentage of revenues	14.3%	15.2%	12.4%	13.8%

Amortization of inventory step-up	—	3.5	—	6.8
Incremental rent expense	2.5	2.7	7.9	8.2
MyTheresa acquisition costs	0.1	2.0	4.4	15.1
Non-cash stock-based compensation	—	2.1	3.9	6.4
Expenses related to cyber-attack, net of insurance recoveries	0.2	1.3	0.9	4.1
Expenses incurred in connection with openings of new stores / remodels of existing stores	4.6	3.0	11.5	9.3
Expenses incurred in connection with strategic growth initiatives	3.6	2.2	21.9	6.5
Net gain from facility closure	(5.4)	—	(5.4)	—
Other expenses	0.9	—	2.8	2.3
Adjusted EBITDA	$173.2	$202.6	$520.4	$602.7
Adjusted EBITDA as a percentage of revenues	14.8%	16.6%	13.6%	15.3%

Adjusted EBITDA as a percentage of revenues decreased by 180 basis points in the third quarter of fiscal year 2016 compared to the third quarter of fiscal year 2015 and decreased by 170 basis points in year-to-date fiscal 2016 compared to year-to-date fiscal 2015. These decreases were driven primarily by (1) an increase in COGS driven by higher markdowns and promotional costs, (2) the deleveraging of buying and occupancy costs on lower revenues, (3) higher marketing costs, related primarily to our online operations and (4) higher levels of expenses incurred in connection with our strategic initiatives, partially offset by (5) payroll, incentive compensation and benefits expense savings realized in connection with Organizing for Growth and other efficiency initiatives and (6) higher income from our credit card program.

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

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of inventories.  We have typically financed our cash requirements with available cash balances, cash flows from operations and, if necessary, with cash provided from borrowings under the Asset-Based Revolving Credit Facility.  We had $265.0 million of outstanding borrowings under the Asset-Based Revolving Credit Facility as of April 30, 2016 compared to $150.0 million as of May 2, 2015.

We believe that operating cash flows, cash balances and amounts available pursuant to the Asset-Based Revolving Credit Facility will be sufficient to fund our cash requirements through the end of fiscal year 2016, including merchandise purchases, anticipated capital expenditure requirements, debt service requirements, income tax payments and obligations related to our Pension Plan.

Net cash provided by our operating activities was $150.5 million in year-to-date fiscal 2016 compared to $122.8 million in year-to-date fiscal 2015. We held cash balances of $76.3 million at April 30, 2016 compared to $82.2 million at May 2, 2015.

Net cash used for investing activities was $232.9 million in year-to-date fiscal 2016 and $364.7 million in year-to-date fiscal 2015.  In year-to-date fiscal 2015, net cash used for investing activities included cash payments of $181.7 million incurred in connection with the MyTheresa acquisition. Capital expenditures were $232.0 million in year-to-date fiscal 2016 and $183.0 million in year-to-date fiscal 2015. Currently, we project capital expenditures for fiscal year 2016 to be approximately $312 to $322 million.  Net of developer contributions, capital expenditures for fiscal year 2016 are projected to be approximately $260 to $270 million.

Net cash provided by financing activities of $85.7 million in year-to-date fiscal 2016 was comprised primarily of net borrowings under our Asset-Based Revolving Credit Facility due to seasonal working capital requirements. Net cash provided by financing activities of $127.7 million in year-to-date fiscal 2015 was comprised primarily of borrowings under our Asset-Based Revolving Credit Facility to fund the MyTheresa acquisition and seasonal working capital requirements.

Subject to applicable restrictions in our credit agreements and indentures, we or our affiliates, at any time and from time to time, may purchase, redeem or otherwise retire our outstanding debt securities or term loans, including through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices, as well as with such consideration, as we, or any of our affiliates, may determine.

Financing Structure at April 30, 2016

Our major sources of funds are comprised of the $900.0 million Asset-Based Revolving Credit Facility, the $2,876.4 million Senior Secured Term Loan Facility, $960.0 million Cash Pay Notes, $600.0 million PIK Toggle Notes, $125.0 million 2028 Debentures (each as described in more detail below), vendor payment terms and operating leases.

Asset-Based Revolving Credit Facility.  At April 30, 2016, the Asset-Based Revolving Credit Facility provided for a maximum committed borrowing capacity of $900.0 million.  The Asset-Based Revolving Credit Facility matures on October 25, 2018.  As of April 30, 2016, we had $265.0 million of borrowings outstanding under this facility, no outstanding letters of credit and $545.0 million of unused borrowing availability.

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

The weighted average interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 1.69% at April 30, 2016.

See Note 5 of the Notes to Condensed Consolidated Financial Statements in Part I — Item 1 for a further description of the terms of the Asset-Based Revolving Credit Facility.

Senior Secured Term Loan Facility.  At April 30, 2016, the outstanding balance under the Senior Secured Term Loan Facility was $2,876.4 million.  The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

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

The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.25% at April 30, 2016.

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

PIK Toggle Notes.  We have outstanding $600.0 million aggregate principal amount of 8.75%/9.50% Senior PIK Toggle Notes due 2021. The PIK Toggle Notes mature on October 15, 2021. With respect to any semi-annual interest period, we may currently elect to pay the applicable interest payment (i) entirely in cash ("Cash Interest"), (ii) entirely by increasing the principal amount of the PIK Toggle Notes by the relevant interest payment amount ("PIK Interest"), or (iii) 50% in Cash Interest and 50% in PIK Interest, subject to certain restrictions on the timing and number of elections of PIK Interest or partial PIK Interest payments.

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

Interest rate caps.  At April 30, 2016, we had outstanding floating rate debt obligations of $3,141.4 million.  We have entered into interest rate cap agreements which effectively cap LIBOR related to our Senior Secured Term Loan Facility at 3.00% for an aggregate notional amount of $1,400.0 million from December 2014 through December 2016 to hedge the variability of our cash flows related to a portion of our floating rate indebtedness.  In the event LIBOR is less than the capped rate, we will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than the capped rate, we will pay interest at the capped rate.

Interest rate swaps. In April 2016, we entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $700.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness. These swap agreements hedge a portion of our contractual floating rate interest commitments related to our Senior Secured Term Loan Facility beginning in December 2016 and through the expiration of the agreements in October 2020. As a result of the swap agreements, our effective interest rate as to the $700.0 million in floating rate indebtedness will be fixed at 4.912% per month from December 2016 through October 2020. The interest rate swap agreements expire in October 2020.

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

In March 2016, the FASB issued guidance to simplify how share-based payments are accounted for and presented in the financial statements, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The standard allows (i) entities to withhold an amount up to the employees' maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award and (ii) forfeitures to be either estimated, as required currently, or recognized when they occur. This new guidance is effective for us as of the first quarter of fiscal year 2018.

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

ITEM 4.  CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of April 30, 2016, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis and within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b. Changes in Internal Control over Financial Reporting.

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems.  No change occurred in our internal controls over financial reporting during the quarter ended April 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

Exhibit		Method of Filing
3.1	Certificate of Formation of the Company, dated as of October 28, 2013.	Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 2013.

3.2	Amended and Restated Limited Liability Company Agreement of the Company, dated as of October 28, 2013.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 29, 2013.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith electronically.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith electronically.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NEIMAN MARCUS GROUP LTD LLC
(Registrant)

Signature	Title	Date

/s/ T. Dale Stapleton	Senior Vice President	June 14, 2016
T. Dale Stapleton	and Chief Accounting Officer
(on behalf of the registrant and
as principal accounting officer)