Form 10-K
period 2016-07-30
Neiman Marcus Group LTD LLC
filed 2016-09-27
CIK 1358651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 30, 2016

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
FOR THE FISCAL YEAR ENDED JULY 30, 2016

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

•	the highly competitive nature of the luxury retail industry;

•	our failure to successfully execute our omni‑channel plans, which could adversely affect our business, financial condition and results of operations;

•	the success of our advertising and marketing programs;

•	the success of the expansion, growth and remodel of our retail stores, which are subject to numerous risks, some of which are beyond our control;

•	our ability to successfully maintain a relevant and reliable omni‑channel experience for our customers, the failure of which could adversely affect our financial performance and brand image;

•	costs associated with our expansion and growth strategies, which could adversely affect our performance and results of operations;

•	the significance of the portion of our revenues from our stores in four states, which exposes us to economic circumstances unique to or catastrophic occurrences in those states;

•	our dependence on our relationships with certain designers, vendors and other sources of merchandise;

•	a breach in information privacy, which could negatively impact our operations;

•	a material disruption in our information systems, which could adversely affect our business or results of operations;

•	our dependence on positive perceptions of our company, which, if eroded, could adversely affect our customer and employee relationships;

•	the loss of, or disruption in, one or more of our distribution facilities, which could adversely affect our business and operations;

•	foreign currency fluctuations and inflation, which could adversely affect our results of operations;

•	our failure to comply with, or developments in, laws, rules or regulations, which could affect our business or results of operations;

•	our substantial indebtedness, which could adversely affect our business, financial condition and results of operations and our ability to fulfill our obligations with respect to such indebtedness;

•	the restrictions in our debt agreements that may limit our flexibility in operating our business; and

•	other risks, uncertainties and factors set forth in this Annual Report on Form 10-K, including those set forth under “Risk Factors” in Item 1A.

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

PART I

ITEM 1.     BUSINESS

Our Company

Founded over 100 years ago, we are one of the largest omni-channel luxury fashion retailers in the world, with approximately $4.9 billion in revenues for fiscal year 2016, of which approximately 29% were transacted online. Our Neiman Marcus, Bergdorf Goodman and MyTheresa brands represent fashion, luxury and style to our customers. We offer a distinctive selection of women’s and men’s apparel, handbags, shoes, cosmetics and precious and designer jewelry from premier luxury and fashion designers to our loyal and affluent customers “anytime, anywhere, any device.” We have a longstanding heritage of providing the highest level of personalized, concierge-style service to our customers through our experienced team of sales associates.

Under each of our primary brands, we offer our customers a curated and compelling assortment of narrowly distributed merchandise from luxury and fashion designers, including Chanel, Tom Ford, Brunello Cucinelli, Christian Louboutin, Valentino, Saint Laurent, Prada, Gucci, Akris, David Yurman, Ermenegildo Zegna, Loro Piana, Brioni, Louis Vuitton, Goyard and Van Cleef & Arpels. We believe we are the retail partner of choice to luxury designers because we offer distinctive distribution channels that access our loyal and affluent customers and adhere to strict presentation, marketing and promotional standards consistent with the luxury experience. We also have a long history of identifying, partnering with and nurturing emerging designers with the potential for rapid growth. The combined offering from established and emerging designers ensures our merchandise assortment remains unique, compelling and relevant as fashion trends evolve.

As a leader in omni-channel retailing, we provide our customers a deep assortment of luxury merchandise and a consistent, seamless shopping experience, whether our customers shop in our stores, on our websites or via e-mail, text or phone communications with our sales associates. Our comprehensive digital platform integrates and personalizes the online and in-store experience. We empower our sales associates with mobile devices and proprietary technology to improve their connection with our customers and we utilize advanced analytics to personalize merchandise presentations to our customers when they shop online. We believe that a significant portion of the total luxury spending of our customers is digitally influenced, which refers to purchases researched or transacted online.

We engage our customers primarily through three brands:

Neiman Marcus. Our Neiman Marcus brand caters to affluent luxury customers. We operate 42 full‑line stores in marquee retail locations in major U.S. markets. Our stores are designed to provide a modern, luxurious ambiance by blending art, architecture and technology. In addition, we provide our customers access to our Neiman Marcus brand through our online platform, neimanmarcus.com, and our mobile app.

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

Based only on sales transacted in store, the productivity of our 44 full‑line stores was $548 per square foot for fiscal year 2016.

We conduct our specialty retail stores and online operations on an omni-channel basis. As our store and online operations have similar economic characteristics, products, services and customers, our operations constitute a single omni-channel reportable segment.

The Acquisition

On October 25, 2013, the Company merged with and into Mariposa Merger Sub LLC ("Mariposa") pursuant to an Agreement and Plan of Merger, dated September 9, 2013, by and among Neiman Marcus Group, Inc. (f/k/a NM Mariposa Holdings, Inc.) ("Parent"), Mariposa and the Company, with the Company surviving the merger (the "Acquisition"). As a result of the Acquisition and the Conversion (as defined below), the Company is now a direct subsidiary of Mariposa Intermediate Holdings LLC ("Holdings"), which in turn is a direct subsidiary of Parent. Parent is owned by entities affiliated with Ares Management, L.P. and Canada Pension Plan Investment Board (together, the "Sponsors") and certain co-investors. Previously, the Company was a subsidiary of Newton Holding, LLC, which was controlled by investment funds affiliated with TPG Global, LLC (collectively with its affiliates, "TPG") and Warburg Pincus LLC (together with TPG, the "Former Sponsors"). On October 28, 2013, the Company and NMG (as defined below) each converted from a Delaware corporation to a Delaware limited liability company (the "Conversion"). References made to "we," "our" and "us" are used to refer to the Company and its subsidiaries, as appropriate to the context.

The Company's operations are conducted through its direct wholly owned subsidiary, The Neiman Marcus Group LLC ("NMG").

The accompanying Consolidated Financial Statements set forth financial information of the Company and its subsidiaries on a consolidated basis and are presented as "Predecessor" or "Successor" to indicate whether they relate to the period preceding the Acquisition or the period succeeding the Acquisition, respectively. The Acquisition and the allocation of the purchase price were recorded for accounting purposes as of November 2, 2013, the end of our first quarter of fiscal year 2014. In connection with the Acquisition, the Company incurred substantial new indebtedness, in part in replacement of former indebtedness. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." In addition, the purchase price paid in connection with the Acquisition was allocated to state the acquired assets and liabilities at fair value. The purchase accounting adjustments increased the carrying value of our property and equipment and inventory, revalued our intangible assets related to our tradenames, customer lists and favorable lease commitments and revalued our long-term benefit plan obligations, among other things. As a result, the Successor financial statements subsequent to the Acquisition are not necessarily comparable to the Predecessor financial statements.

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  All references to (i) fiscal year 2016 relate to the fifty-two weeks ended July 30, 2016, (ii) fiscal year 2015 relate to the fifty-two weeks ended August 1, 2015 and (iii) fiscal year 2014 relate to the fifty-two weeks ended August 2, 2014, comprised of the thirty-nine weeks ended August 2, 2014 (Successor) and the thirteen weeks ended November 2, 2013 (Predecessor).  References to fiscal year 2013 and years preceding and fiscal year 2017 and years thereafter relate to our fiscal years for such periods. Certain amounts presented in tables are subject to rounding adjustments and, as a result, the totals in such tables may not sum.

Our Customers

Our customers are educated, affluent and digitally connected. The average age of our customers is 51 and approximately 51% of our customers are 50 or younger. Approximately 79% of our customers are female, approximately 44% of our customers have an annual household income over $150,000 and approximately 40% of our customers have a household net worth greater than $1 million. Our customers are active on social media, and we engage them through an active presence on Facebook, Twitter, Instagram and Pinterest, our primary social media platforms.

Our InCircle loyalty program is designed to cultivate long‑term relationships with our customers. This program includes marketing features, such as private in‑store events, as well as the ability to accumulate points for qualifying purchases. Approximately 36% of our total revenues in fiscal year 2016 were generated by our InCircle loyalty program members who achieved reward status. On a per customer basis, these customers spend approximately 11 times more with us than our other customers.

Our Brands
We operate three primary luxury brands—Neiman Marcus, Bergdorf Goodman and MyTheresa—which offer the highest level of personalized, concierge-style service and a distinctive selection of women’s and men’s apparel, handbags, shoes, cosmetics and precious and designer jewelry from premier luxury and fashion designers to our loyal and affluent customers “anytime, anywhere, any device.” Our luxury brands comprise a unique, omni-channel retailing model that enables us to leverage our relationships with luxury and fashion designers within each brand to optimize our merchandise allocations and assortments and to expand our customer base and brand awareness by exposing customers of each brand to our other brands through our online platforms and our multi‑brand InCircle loyalty program.
We also operate Last Call, an off-price fashion brand catering to aspirational, price-sensitive yet fashion-minded customers, and Horchow, a luxury home furnishings and accessories brand. Our Last Call brand sources end-of-season and post-season clearance merchandise from our Neiman Marcus and Bergdorf Goodman brands and purchases other off-price merchandise directly from designers for resale, which enables us to effectively manage our inventory while expanding our brand awareness to aspirational, price‑sensitive customers. Our Horchow brand also enhances our brand awareness to purchasers of luxury home furnishings and accessories who may not otherwise be customers of our luxury fashion retail brands.
Neiman Marcus. Neiman Marcus offers distinctive luxury merchandise, including women’s couture and designer apparel, contemporary sportswear, handbags, shoes, cosmetics, men’s clothing and accessories, precious and designer jewelry, decorative home accessories, fine china, crystal and silver, children’s apparel and gift items. Our customers access our Neiman Marcus brand and purchase merchandise through our 42 full-line Neiman Marcus stores located in 18 states and the District of Columbia, our print catalogs, our online platform, neimanmarcus.com, and our mobile app.
Our Neiman Marcus stores are located in marquee retail locations in major metropolitan markets across the United States and are organized as a collection of designer boutiques for established and emerging luxury and fashion designers, each of which is carefully curated by our Neiman Marcus merchandising team. Our Neiman Marcus stores are designed to provide a modern, luxurious ambiance by blending art, architecture and technology. We deliver exceptional customer service and a premier shopping experience through our knowledgeable, professional and well-trained sales associates, our loyalty program and our in‑store dining experiences.
Our Neiman Marcus online platform and mobile app are organized by both product category and designer, and are curated to provide a highly personalized, boutique-like experience for our online customers by offering a wide selection of merchandise and around-the-clock customer assistance. Our web pages adjust to our customers’ preferences based on their prior visits and purchases, allowing customers to select their favorite items, see items new to the site since their last visit and request to be informed of new merchandise or events at their local Neiman Marcus store. Our “Product Configurator” allows customers to customize select items, including shoes and boots, with special colors, fabrics and monograms. Our personalization expertise extends beyond our online platform to our customers through advanced digital email and advertising programs.
Bergdorf Goodman. Bergdorf Goodman is a premier retailer in New York City known for its high-luxury merchandise, which includes women’s couture and designer apparel, contemporary sportswear, handbags, shoes, cosmetics, men’s clothing and accessories, precious and designer jewelry, decorative home accessories, fine china, crystal and silver, children’s apparel and gift items. Our customers access our Bergdorf Goodman brand and purchase merchandise through our two Bergdorf Goodman stores, our print catalogs and our Bergdorf Goodman online platform, bergdorfgoodman.com.
Our two Bergdorf Goodman stores are landmark locations on iconic Fifth Avenue in New York City. The elegant, meticulously designed and decorated and visually stunning stores are tourist attractions and have been featured in numerous films and television shows. Like Neiman Marcus, they feature a collection of designer boutiques for established and emerging luxury and fashion designers, each of which is carefully curated by our Bergdorf Goodman merchandising team to include our narrowly distributed, highly differentiated and distinctive luxury merchandise. Bergdorf Goodman stores feature the same level of dedication to exceptional customer service as Neiman Marcus and often showcase innovative new customer service and marketing strategies, including promotional local same-day delivery and online social initiatives.
Our Bergdorf Goodman online platform, like Neiman Marcus, is organized by both product category and designer, and is curated to provide a boutique-like experience for our customers by offering personalized presentation of a wide selection of merchandise and around-the-clock customer assistance.
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
Last Call. Last Call is an off-price fashion goods retailer. Our customers purchase merchandise through our 42 Last Call stores and our online platform, lastcall.com. Merchandise offered under our Last Call brand includes, among other things, end-of-season and post-season clearance goods sourced directly from our Neiman Marcus and Bergdorf Goodman brands or other off-price merchandise purchased from designers for resale.
Horchow. We also operate the Horchow brand, which offers luxury home furnishings and accessories primarily through horchow.com and print catalogs.
Customer Service and Marketing
We have a longstanding heritage of providing the highest level of personalized, concierge-style service to our customers through our experienced team of sales associates and personal stylists. We believe our superior customer service enables us to cultivate long-term customer relationships and build strong loyalty to our brands. We are committed to providing our customers with a premier shopping experience at all of our brands, whether in-store or through our online platforms, through the following elements of our comprehensive customer service model:

•	omni-channel marketing programs designed to promote customer awareness of our offerings of the latest fashion trends and services;

•	our InCircle loyalty program designed to cultivate long-term relationships with our customers;

•	our proprietary credit card program facilitating the extension of credit to our customers;

•	knowledgeable, professional and well-trained sales associates; and

•	customer-friendly websites.

We believe we offer our customers fair and liberal return policies consistent with the practices of other luxury and specialty retailers and generally more favorable than designer-owned boutiques and websites. We believe these policies help to cultivate long-term relationships with our customers.

Marketing Programs.  We conduct a wide variety of omni-channel marketing programs that allow us to engage with our customers in multiple ways. We use our marketing programs to develop and maintain relationships with customers, communicate fashion trends and information and generate excitement about the designer brands we carry. The programs include in-store and online events, social promotions and targeted communications leveraging digital and traditional media.

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

We maintain a social media presence for Neiman Marcus, Bergdorf Goodman and MyTheresa on blogs, Twitter, Instagram, Pinterest, Facebook and Snapchat. Social content includes insider fashion news, designer profiles, product promotion, customer service and event support. Posts and replies to customers are updated multiple times per day. Each platform is designed to reinforce our position as a fashion leader as well as to highlight the expertise and insider knowledge of our fashion directors and merchants.

Through our print media programs, we mail various publications to our customers communicating upcoming in-store events, new merchandise offerings and fashion trends. In connection with these programs, Neiman Marcus produces The Book approximately six to eight times each year. The Book is a high-quality shoppable magazine featuring the latest fashion trends that is mailed on a targeted basis to our customers, with a printing in fiscal year 2016 of approximately 1.7 million copies. We also mail an annual Christmas Book known for both practical and lavish gift ideas as well as our over-the-top Fantasy Gifts that can only be found at Neiman Marcus. Our other print publications include the Bergdorf Goodman Magazine, the MyTheresa magazine, specialty catalogs and specific designer mailers.

In addition to print publications, we leverage our websites and online advertising through banner ads and paid searches to communicate and connect with customers seeking fashion information and products online. We believe that our online and print catalog operations complement our full-line retail stores and enable our customers to choose the channel that best fits their needs at any given time.

InCircle Loyalty Program.  Our InCircle loyalty program is designed to cultivate long-term relationships with our customers. Our loyalty program focuses on our most active customers and includes marketing features such as private in-store events and the ability to accumulate points for qualifying purchases. Increased points are periodically offered in connection with promotional and other events. Upon attaining specified point levels, points are automatically redeemed for gift cards. Approximately 36% of our total revenues in fiscal year 2016 were generated by our InCircle loyalty program members who achieved reward status. On a per customer basis, these customers spend approximately 11 times more with us than our other customers.

Proprietary Credit Card Program.  We maintain a proprietary credit card program through which credit is extended to customers and have a related marketing and servicing alliance with affiliates of Capital One Financial Corporation ("Capital One"). Historically, our customers holding a proprietary credit card, all of whom are members of our InCircle loyalty program, have tended to shop more frequently and have a higher level of spending than customers paying with cash or third-party credit cards. In fiscal years 2016 and 2015, approximately 40% of our revenues were transacted through our proprietary credit cards. We utilize data captured through our proprietary credit card program in connection with promotional events and customer relationship programs to target specific customers based upon their past spending patterns for certain designers, merchandise categories and store locations.

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

Sales Associates.  Our sales associates instill and reinforce a culture of relationship-based service valued by our customers. We compensate our sales associates primarily on a commission basis and provide them with training in the areas of customer service, selling skills and product knowledge. Our sales associates participate in active clienteling programs, utilizing both print and digital media, designed to maintain contact with our customers between store visits and to provide personalized updates on the latest merchandise offerings and fashion trends. We empower our sales associates to act as personal shoppers and, in many cases, as the personal style advisor to our customers. In our online operations, customers may interact with knowledgeable sales associates using online chat capabilities offered on our websites or by dialing a toll-free telephone number.

We have equipped our sales force with smartphones enabled with our proprietary mobile technology, which has enabled our sales associates to strengthen relationships with our customers through text messages and e-mails. The mobile apps available to our sales associates include our business dashboard, which shows a customer’s purchase history across channels, the customer’s alteration details and other service details. The sales associate is also given product recommendations and reasons to contact customers for events or offers.
Our sales associates are experienced. Sales associates who have been with us for longer than one year have an average tenure of approximately ten years and had a turnover rate in fiscal year 2016 of 15%. These tenured associates are highly productive, with more than 50% of them generating over $750,000 of revenues each in fiscal year 2016.
Customer-Friendly Online Platforms.  We believe that we offer a high level of service to customers shopping online through user-friendly smartphone apps and websites, site speeds and functionality and many features such as personalized recommendations, runway videos of apparel, detailed product descriptions, sizing information, interviews with designers and multiple angle shots of merchandise. In addition, we place high importance on quick, accurate product delivery and offer customers a variety of options to take delivery of their purchases and make returns, including free shipping and returns, same-day delivery and buy online and pick up in store. We also offer customers an efficient and friendly call center.

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
Our experienced merchandising personnel determine the merchandise assortment and quantities to be purchased for each of our brands and the allocation of merchandise to each store. As of September 19, 2016, we had approximately 400 merchandise buyers and merchandise planners.

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

Our percentages of revenues by major merchandise category for fiscal year 2016, fiscal year 2015, the thirty-nine weeks ended August 2, 2014 and the thirteen weeks ended November 2, 2013 were as follows:

	Fiscal year ended	Fiscal year ended	Thirty-nine weeks ended	Thirteen weeks ended
	July 30, 2016	August 1, 2015	August 2, 2014	November 2, 2013
	(Successor)	(Successor)	(Successor)	(Predecessor)

Women’s Apparel	32%	32%	30%	33%
Women’s Shoes, Handbags and Accessories	28	28	28	27
Men’s Apparel and Shoes	12	12	12	11
Cosmetics and Fragrances	11	11	11	12
Designer and Precious Jewelry	10	10	11	10
Home Furnishings and Decor	5	5	6	5
Other	2	2	2	2
	100%	100%	100%	100%

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

Men’s Apparel and Shoes.  Men’s apparel and shoes include suits, dress shirts and ties, sport coats, jackets, trousers, casual wear and eveningwear as well as business and casual footwear. Our primary designers in this category include Ermenegildo Zegna, Brioni, Giorgio Armani, Brunello Cucinelli, Burberry and Tom Ford in men’s clothing and sportswear and Ermenegildo Zegna, Brioni, Prada, Ferragamo, Gucci and Tom Ford in men’s accessories and shoes.

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

Luxury and Fashion Designer Relationships

Our merchandise assortment consists of a broad selection of narrowly distributed, highly differentiated and distinctive luxury merchandise purchased from both well-known luxury designers and new and emerging fashion designers. We communicate with our designers frequently, providing feedback on current demand for their products, suggesting changes to specific product categories or items and gaining insight into their future fashion direction. Certain designers sell their merchandise or certain of their design collections exclusively to us and other designers sell to us pursuant to their limited distribution policies. Our relationships and purchasing power with designers allow us to obtain a broad selection of quality merchandise. Our women’s and men’s apparel and fashion accessories merchandise categories are especially dependent upon our relationships with designers. We monitor and evaluate the sales and profitability performance of each designer and adjust our future purchasing decisions from time to time based upon the results of this analysis. We have no guaranteed supply arrangements with our principal merchandising sources. In addition, our designer base is diverse, with only one designer representing more than 5% of our total revenues in fiscal year 2016. This designer represented 7.8% of our total revenues in fiscal year 2016. The breadth of our sourcing helps mitigate risks associated with a single brand or designer.

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

To expand our product assortment, we offer certain merchandise, primarily precious jewelry, that has been consigned to us from the designer. As of July 30, 2016 and August 1, 2015, we held consigned inventories with a cost basis of approximately $416.5 million and $399.0 million, respectively. Consigned inventories are not reflected in our Consolidated Balance Sheets as we do not take title to consigned merchandise.

Between 2005 and 2014, we created and maintained e-commerce websites pursuant to contractual arrangements with certain designers. Pursuant to these arrangements, we purchased and maintained inventory from such designers that was showcased on their respective websites and bore all responsibilities related to the fulfillment of goods purchased on such websites. All of these contractual arrangements expired by the end of the first quarter of fiscal year 2015 and were not renewed. Revenues generated from the operation of the designer websites were $4.7 million in fiscal year 2015, $70.0 million for the thirty-nine weeks ended August 2, 2014 and $13.5 million for the thirteen weeks ended November 2, 2013.
Inventory Management

 We manage our inventory on an omni‑channel basis, and our processes and facilities are designed to optimize merchandise productivity. We are in the process of implementing a new merchandising system, which we call NMG One, that will enhance our ability to purchase, share, manage and sell our inventory.

The majority of the merchandise we purchase is initially received at one of our centralized distribution facilities. We utilize distribution facilities in Longview, Texas, the Dallas-Fort Worth area, Pittston, Pennsylvania and Munich, Germany and three regional service centers in the United States. Our distribution facilities are linked electronically to our various merchandising teams to facilitate the distribution of goods to our stores.

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

We operate primarily on a pre-distribution model through which we allocate merchandise on our initial purchase orders to each store. This merchandise is shipped from our designers to our distribution facilities for delivery to designated stores. We closely monitor the inventory levels and assortments in our retail stores to facilitate reorder and replenishment decisions, satisfy customer demand and maximize sales.

We utilize a “locker stock” inventory management program to maintain a portion of our most in-demand and high fashion merchandise at our Longview and Pittston distribution facilities. Locker stock inventory can be shipped to the stores that demonstrate the highest customer demand or directly to our store and online customers. This program helps us to restock inventory at individual stores more efficiently, to maximize the opportunity for full-price selling and to minimize the potential risks related to excess inventories.

The two distribution centers in the Dallas-Fort Worth area support primarily our online operations in the United States, and our distribution center outside of Munich, Germany supports our MyTheresa operations. These distribution centers facilitate the receipt and storage of inventories from designers, fulfill customer orders on a timely and efficient basis and receive, research and process customer returns.

Capital Investments

We invest capital to support our long-term business goals and objectives with a goal of generating strong financial returns. We invest capital in the development and construction of new and existing stores, online platforms, distribution and support facilities and information technology. Since fiscal year 2012, we have made gross capital expenditures aggregating $1.0 billion related primarily to (i) enhancements to our merchandising and store systems; (ii) investments in our online platforms and technology and information systems; (iii) the construction of new stores in Walnut Creek, California (opened in fiscal year 2012) and in Garden City, New York (Long Island) (opened in fiscal year 2016) and a distribution facility in Pittston, Pennsylvania; and (iv) the remodel of our Bergdorf Goodman women's and men’s stores in New York City and Neiman Marcus stores in the following cities:

•	Bal Harbour, Florida;

•	Chicago, Illinois;

•	Oak Brook, Illinois; and

•	Beverly Hills, California.

Currently, we project gross capital expenditures for fiscal year 2017 to be $220 million to $240 million. Net of developer contributions, capital expenditures for fiscal year 2017 are projected to be $170 million to $190 million.

We are focused on operating only in attractive markets that can profitably support our stores as well as maintaining the quality of our stores and online platforms and, consequently, our brands. We conduct extensive demographic, marketing and lifestyle research to identify attractive retail markets with a high concentration of our target customers prior to our decision to construct a new store. We typically receive cash allowances from developers related to the construction of our stores, thereby reducing our cash investment in these stores. We received construction allowances aggregating $38.3 million in fiscal year 2016, $34.7 million in fiscal year 2015, $5.7 million for the thirty-nine weeks ended August 2, 2014 and none for the thirteen weeks ended November 2, 2013. Our recent and upcoming Neiman Marcus store openings significantly expand our presence in New York:

•
Roosevelt Field: We opened a 111,000 square‑foot full‑line Neiman Marcus store in Garden City, New York in February of fiscal year 2016. The store is located in the Roosevelt Field Mall, which is undergoing a $200 million redevelopment program.

•
Hudson Yards: We have signed a lease to open a flagship full‑line Neiman Marcus store on Manhattan’s flourishing west side at Hudson Yards, a new $25 billion, 28‑acre mixed‑use development project. The 215,000 square‑foot, multi‑level store, which we currently expect to open in fiscal year 2019, marks the first full‑line Neiman Marcus store in New York City and will anchor the one‑million square‑foot Shops at Hudson Yards. This new store will offer Neiman Marcus’s signature mix of the world’s most exclusive luxury designers and superior customer service to New York residents and visitors.

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

We believe we differ from other national retailers by:

•	our approach to omni-channel retailing;

•	distinctive merchandise assortments, which we believe are more upscale than other luxury and premium multi-branded retailers;

•	excellent customer service;

•	prime real estate locations;

•	premier online websites; and

•	elegant shopping environments.

We believe we differentiate ourselves from regional and local luxury and premium retailers through:

•	our omni-channel approach to business;

•	strong national brands;

•	diverse product selection;

•	loyalty program;

•	customer service;

•	prime shopping locations; and

•	strong designer relationships that allow us to offer the top merchandise from each designer.

Designer-owned proprietary boutiques and specialty stores carry a much smaller selection of designer brands and merchandise, lack the overall shopping experience we provide, have a limited number of retail locations and generally offer more restrictive return policies.

Employees

As of September 19, 2016, we had approximately 14,300 full-time employees. Our staffing requirements fluctuate during the year as a result of the seasonality of the retail industry. We hire additional temporary associates and increase the hours of part-time employees during seasonal peak selling periods. Except for certain employees of Bergdorf Goodman representing less than 1% of our total employees, none of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

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

We also make our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and related amendments, available free of charge through our website at www.neimanmarcusgroup.com as soon as reasonably practicable after we electronically file such material with (or furnish such material to) the Securities and Exchange Commission (the "SEC").  The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be part of this Annual Report on Form 10-K.

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

We sell luxury retail merchandise. Purchases of merchandise by our customers are discretionary, and therefore highly dependent upon the level of consumer spending, particularly among affluent customers. A number of factors affect the level of consumer spending on our merchandise, and in turn our revenues and comparable revenues, including:

•
general economic and industry conditions, including inflation, deflation, changes related to interest rates and foreign currency exchange rates, rates of economic growth, current and expected unemployment levels and government fiscal and monetary policies;

•	the performance of the financial, equity and credit markets;

•	consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt and consumer behaviors towards incurring and paying debt;

•	national and global geo-political uncertainty;

•	the strengthening of the U.S. dollar against international currencies, most notably the Euro and British pound, and a resulting decrease in tourism and spending by international customers;

•	a significant decline in the global price of crude oil and the resulting impact on stakeholders in the oil and gas industries;

•	changes in prices for commodities and energy, including fuel; and

•	current and expected tax rates and policies.

We believe that current volatility in domestic and global economic conditions, including the factors identified in the list above, is constraining customers' willingness to shop with us and causing some of those who do shop to limit the dollar amounts or quantities of their purchases. This has caused our operating results to decline and caused us to record significant impairment charges in fiscal year 2016 associated with our tradenames, goodwill and certain long-lived assets. Additionally, past deteriorations in domestic and global economic conditions, such as the downturn in calendar years 2008 and 2009, have had a significant adverse impact on our business by causing reductions in customer spending. If the current difficult economic conditions and their effect on customer spending on luxury goods continue, we could experience further material and adverse effects on our business, financial condition and results of operations.

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

The luxury retail industry is highly competitive and our failure to compete effectively with other retailers could negatively impact our results of operations and our customers' perceptions of us.

The luxury retail industry is highly competitive and fragmented. We compete for customers with luxury and premium multi-branded retailers, designer-owned proprietary boutiques, specialty retailers, national apparel chains, individual specialty apparel stores, pure-play online retailers and "flash sale" businesses that primarily sell out-of-season products. Many of our competitors have greater financial, marketing or operational resources than we do.

 We face strong competition to attract new customers, maintain relationships with existing customers and obtain merchandise from key designers. We compete for customers principally on the basis of quality and fashion, customer service, value, assortment and presentation of merchandise, marketing and customer loyalty programs, store ambiance and online experience. Our failure to compete successfully based on these and other factors may have an adverse effect on our results of operations and cause us to lose market share to our competitors.

In the current business environment, many retailers are engaging in aggressive pricing competition strategies, including significant discounting of merchandise and the discounting or elimination of costs for services such as alterations or shipping. We may be required to engage in similar practices to compete with such retailers and attempt to preserve or increase market share, which could negatively impact our revenues, margins and reputation as a luxury retailer.
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

Our failure to compete successfully with our existing or new competitors may have a material adverse effect on our business, financial condition and results of operations.
We focus on providing a seamless, cohesive and high-quality experience through our omni‑channel retail model, and our failure to successfully execute our plans could adversely affect our business, financial condition and results of operations.
With the expansion of the integrated omni‑channel retail model, including through the implementation of NMG One, we believe our overall business has become and will continue to become more complex. These changes have forced us to develop new expertise in response to the new challenges, risks and uncertainties inherent in the delivery of an integrated omni‑channel retailing model. As we execute our plans and continue to evolve and transform our strategy, we may not adequately manage the related organizational changes to align with our strategy, make investments at the right time or pace or in the right manner, or appropriately monitor, report or communicate the changes in an effective manner. In addition, although we continually analyze trends in the way our customers shop, as well as the relationships between our in-store and online offerings, to maximize incremental sales, we may not gather accurate and relevant data or effectively utilize that data to accurately predict our customers' shopping preferences, which may impact our strategic planning and decision making. If we do not properly allocate our capital between the store and online environment, make the appropriate level of investments in customer-facing technology, or adapt our store operations to the integrated omni‑channel retail model, our competitive position and overall sales and profitability could suffer.
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
Our InCircle loyalty program is designed to cultivate long‑term relationships with our customers and enhance the quality of service we provide to our customers. We must constantly monitor and update the terms of this loyalty program so that it continues to meet the demands and needs of our customers and remain competitive with loyalty programs offered by other luxury and premium multi‑branded retailers. Approximately 36% of our total revenues in fiscal year 2016 were generated by our InCircle loyalty program members who achieved reward status. If our InCircle loyalty program were to fail to provide competitive rewards and quality service to our customers, our business and results of operations could be adversely affected.

Our business depends significantly on the success of the expansion, growth and remodel of our retail stores, which are subject to numerous risks, some of which are beyond our control.
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
In addition, we routinely evaluate potential expansions and/or remodels of our existing stores. Store expansions or remodels often involve significant up-front costs, disruptions to the customer experience that can reduce traffic and sales and, in some cases, timing uncertainties. In undertaking store expansions or remodels, we must complete the expansion or remodel in a timely, cost‑effective manner, minimize disruptions to our existing operations and succeed in creating an improved shopping environment that increases customer traffic and sales. Our ability to complete expansions and remodels is also subject to our ability to fund them through cash flows from operations or indebtedness. In addition, new store openings involve the risks described under "Our performance and results of operations may be adversely affected by the significant costs associated with our expansion and growth strategies."
Failure to execute on these or other aspects of our store growth strategies in a cost-effective manner could adversely affect our revenues and results of operations.
If we are unable to successfully maintain a relevant and reliable omni‑channel experience for our customers, our financial performance and brand image could be adversely affected.
As an omni‑channel retailer, increasingly we interact with our customers across a variety of different channels, including in‑store, online, mobile technologies, and social media. Our customers are increasingly using tablets and mobile phones to make purchases online and facilitate purchasing decisions when in our stores. Our customers also engage with us online by providing feedback and public commentary about all aspects of our business. Omni‑channel retailing is rapidly evolving, and our success depends on our ability to anticipate and implement innovations in customer experience and logistics to appeal to customers, including younger customers, who increasingly rely on multiple channels to meet their shopping needs. If for any reason we are unable to implement our omni‑channel initiatives, provide a convenient and consistent experience for our customers across all channels or provide our customers the products they want, when and where they want them, our financial performance and brands could be adversely affected.
We are also vulnerable to certain additional risks and uncertainties associated with our e‑commerce websites, including changes in required technology interfaces, website downtime and other technical failures, internet connectivity issues, costs and technical issues as we upgrade our website software, computer viruses, changes in applicable federal and state regulations, security breaches and consumer privacy concerns. In addition, we must make investments to keep up to date with competitive technology trends, including the use of new or improved technology, evolving creative user interfaces and other e‑commerce marketing trends such as paid search, re‑marketing and the proliferation of mobile usage, among others, which may increase our costs and which may not succeed in increasing sales or attracting customers. Our failure to successfully respond to these risks and uncertainties could adversely affect the sales or margins in our e‑commerce business, as well as damage our reputation and brands.

Our performance and results of operations may be adversely affected by the significant costs associated with our expansion and growth strategies.
We have made and intend to continue making significant ongoing investments to support our expansion and growth strategies. For example, we make capital investments in our new and existing stores, websites, omni‑channel model (including in connection with NMG One) and distribution and support facilities, as well as in information technology, and incur expenses for headcount, advertising and marketing, professional fees and other costs in support of our growth initiatives. The amounts of such investments, expenses and costs are often difficult to predict because they require us to anticipate our customers’ needs, our needs as we grow, trends within our industry and our competitors’ actions. If we fail to accurately predict the amounts of or returns on these investments, expenses and costs, our results of operations could be adversely affected.
Investments and partnerships in new business strategies and acquisitions could impact our business, financial performance and results of operations.
We may, from time to time, acquire other businesses, such as our acquisition of MyTheresa in October 2014, or make other investments in businesses or partnerships. Such acquisitions or investments would subject us to additional associated risks, including the integration of operations and personnel, the achievement of any expected operational, branding and other synergies and strategic benefits, and the diversion of management resources to effect and implement acquisitions. These acquisitions and investments may not perform as expected or cause us to assume liabilities unrecognized or underestimated in due diligence. In addition, we may be unable to retain key employees in any business we acquire, we may experience difficulty integrating any businesses we acquire, and any such acquisitions may result in the diversion of our capital and our management’s attention from other business issues and opportunities, any of which could harm our business, financial performance and results of operations.
A significant portion of our revenue is from our stores in four states, which exposes us to economic circumstances unique to or catastrophic occurrences affecting those states.
Our stores located in California, Florida, New York and Texas together represented approximately 50% of our revenues in fiscal year 2016. As a result, we are more vulnerable to economic and other conditions in those states, particularly the major metropolitan areas in those states, than our more geographically diversified competitors. Any events or circumstances that negatively affect those states could materially adversely affect our revenues and profitability.

The sustained reduction in oil prices that began in early calendar year 2014 has caused particular stress to the Texas economy, including in the major metropolitan areas where our seven Texas stores are located. We believe that this stress has negatively impacted the performance of our Texas stores, as a significant number of those stores' customers are employed or invested in, or otherwise affected by, the energy sector and are reducing their discretionary spending on items such as our luxury merchandise. The trajectory of energy prices is uncertain and our Texas stores' performance may continue to be impacted by difficulties in the energy sector.

Additionally, our stores in California, Florida and New York are located in cities that host a large number of international travelers to the United States. We believe that the current strength of the dollar against other international currencies, including the Euro, is affecting the willingness of tourists and other non-U.S. customers to buy luxury merchandise from our stores in those states as the strength of the dollar relative to their home currencies makes our merchandise more expensive to them on a relative basis. Recent developments such as the United Kingdom's June 2016 referendum to leave the European Union may lead to additional global economic uncertainty that could cause the dollar to remain strong relative to the Euro and the British pound, which could continue to affect the performance of our California, Florida and New York stores.

Other factors that may affect the results of operations of our stores located in those states include, among other things, changes in demographics, population and employee bases, wage increases, future changes in economic conditions, severe weather conditions and other catastrophic occurrences. Such conditions may result in reduced customer traffic and spending in our stores, physical damage to our stores, loss of inventory, closure of one or more of our stores, inadequate work force in our markets, temporary disruption in the supply of merchandise, delays in the delivery of merchandise to our stores and a reduction in the availability of merchandise in our stores. Any of these factors may disrupt our business and materially adversely affect our business, financial condition and results of operations.

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

If one or more of our top designers were to (i) limit the supply of merchandise made available to us for resale on a wholesale basis or otherwise, (ii) increase the supply of merchandise made available to our competitors, (iii) increase the supply of merchandise made available to their own proprietary retail stores and websites or significantly increase the number of their proprietary retail stores, (iv) convert the distribution of merchandise made available to us from a wholesale arrangement to a concession arrangement (whereby the designer merchandises its boutique within our store and pays us a pre-determined percentage of the revenues derived from the sale of such merchandise), which certain of our key vendors have done, or (v) cease the wholesale distribution of their merchandise to retailers, our business could be adversely affected. Any decline in the quality or popularity of our top designer brands could also adversely affect our business.

During periods of adverse change in general economic, industry or competitive conditions, some of our designers and vendors may experience cash flow issues, reductions in available credit from banks, factors or other financial institutions, or increases in the cost of capital. In response, such designers and vendors may attempt to increase their prices, alter historical credit and payment terms available to us or take other actions. Any of these actions could have an adverse impact on our relationships with such designers or vendors, or constrain the amounts or timing of our purchases from such designers or vendors, and, ultimately, have an adverse effect on our revenues, results of operations and liquidity.

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

We discovered in January 2014 that malicious software was clandestinely installed on our computer systems (the "Cyber-Attack"). Based on information from our forensic investigation, it appears that the software actively attempted to collect payment card data from July 16, 2013 through October 30, 2013, and information from approximately 370,000 customer payment cards could have been potentially collected by the software.

In light of the Cyber-Attack, we have taken steps to further strengthen the security of our computer systems and continue to assess, maintain and enhance the ongoing effectiveness of our information security systems. However, the techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognizable until launched against a target; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. It is therefore possible that in the future we may suffer a similar criminal attack, unauthorized parties may gain access to personal information in our possession and we may not be able to identify any such incident in a timely manner.

As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we incurred costs in fiscal years 2016, 2015 and 2014 associated with the Cyber-Attack, including investigative, legal and other costs. In the future, payment card companies and associations may require us to reimburse them for unauthorized card charges and costs to replace cards and may also impose fines or penalties in connection with the Cyber-Attack, and federal and state enforcement authorities may also impose fines or other remedies against us. Such costs are not currently estimable but could be material to our future results of operations.

As described in Item 3, "Legal Proceedings" and Note 13 of the Notes to Consolidated Financial Statements in Item 15, the Cyber-Attack has given rise to putative class action litigation on behalf of customers and regulatory investigations. At this point, we are unable to predict the developments in, outcome of, and economic and other consequences of pending or future litigation or government inquiries related to this matter. Any future criminal cyber-attack or data security incident may damage our reputation and relationships with our customers and may result in additional regulatory investigations, legal proceedings or liability under laws that protect the privacy of personal information, all of which may adversely affect our business, financial condition and results of operations.

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
For example, due to heavy online traffic our customer websites experienced two extended outages and periods of instability on November 27 and 28, 2015 (Black Friday and the following Saturday). These outages disrupted merchandise sales during one of the busiest shopping periods of the year, particularly online. Additionally, to preserve our customer relationships we extended our Black Friday promotions and also began offering Cyber Monday promotions earlier. Our website or mobile e-commerce platforms may suffer future outages or instability despite our efforts and investments. Any such outages may cause us to lose sales or lead us to offer promotions that could negatively impact our margins.
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
An impairment of the carrying value of goodwill or other indefinite-lived intangible assets has negatively affected and may in the future negatively affect our financial results and net worth.
Indefinite-lived intangible assets, such as our Neiman Marcus, Bergdorf Goodman and MyTheresa tradenames and goodwill, are not subject to amortization but are tested for impairment in the fourth quarter of each fiscal year and upon the occurrence of certain events. We test indefinite-lived intangible assets by comparing the fair value of the assets to their estimated fair values. Similarly, we test goodwill at the reporting unit level by comparing the carrying value of the net assets of the reporting unit, including goodwill, to the unit's fair value. If the carrying values of indefinite-lived intangible assets or goodwill exceed their estimated fair value, an impairment charge is recorded to write down the intangible asset or goodwill to its estimated fair value. Factors that could result in an impairment include a change in revenue growth rates, operating margins, weighted average cost of capital, future economic and market conditions or assumed royalty rates. Based upon the review of our indefinite-lived intangible assets and our goodwill in fiscal year 2016, we recorded impairment charges to our indefinite-lived intangible assets aggregating $228.9 million and to our goodwill balances aggregating $199.2 million. Future impairment charges could be required if we do not achieve our current cash flow, revenue and profitability projections, market royalty rates decrease or the weighted average cost of capital increases. This could negatively affect our financial results and net worth.

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

A substantial majority of our merchandise is manufactured overseas, mostly in Europe and, to a lesser extent, China, Mexico and South America, and delivered to us by our vendors as finished goods. As a result, political or financial instability, labor strikes, natural disasters or other events resulting in the disruption of trade or transportation from other countries or the imposition of additional regulations relating to foreign trade could cause significant delays or interruptions in the supply of our merchandise or increase our costs, either of which could have an adverse effect on our business. Additionally, the United

Kingdom’s June 2016 referendum to leave the European Union has created uncertainty regarding trade in that region and increased regulatory complexities. If we are forced to source merchandise from other countries, such merchandise might be more expensive or of a different or inferior quality from the merchandise we now sell. If we were unable to adequately replace the merchandise we currently source with merchandise produced elsewhere, our business could be adversely affected.

Our business is affected by foreign currency fluctuations and inflation.

We purchase a substantial portion of our inventory from foreign suppliers whose costs are affected by the fluctuation of their local currency against the U.S. dollar or who price their merchandise in currencies other than the U.S. dollar. While fluctuations in the Euro-U.S. dollar exchange rate can affect us most significantly, we source merchandise from numerous countries and thus are affected by changes in numerous other currencies and, generally, by fluctuations in the value of the U.S. dollar relative to such currencies. During fiscal year 2015, the U.S. dollar began to strengthen against the Euro and other international currencies and the U.S. dollar remained relatively strong through fiscal year 2016. The United Kingdom's June 2016 referendum to leave the European Union caused the values of the Euro and the British pound to decline further relative to the U.S. dollar and has created market uncertainty with respect to the future strength of the Euro and the British pound, which may contribute to continued strength of the U.S. dollar relative to those currencies. We believe a stronger U.S. dollar may (i) create disincentives to, or changes in the pattern, practice or frequency of, travel to and spending by foreign tourists in the regions in which we operate our retail stores and (ii) increase U.S. consumers’ willingness or ability to travel abroad and purchase merchandise we offer for sale at relatively lower prices from foreign retailers. See "A significant portion of our revenue is from our stores in four states, which exposes us to economic circumstances or catastrophic occurrences affecting those states" above. In addition, we believe a strengthening of the U.S. dollar relative to foreign currencies, most notably the Euro, may impact the retail prices of merchandise offered for sale and/or our cost of goods sold. Any of these effects or their continuation could cause our revenues or product margins to decrease.

We have also experienced certain inflationary effects in our cost base due to increases in selling, general and administrative expenses, particularly with regard to employee health care and other benefits. Inflation can harm our margins and profitability if we are unable to increase prices or cut costs to offset the effects of inflation in our cost base.

Funding requirements or benefit payment costs under our pension plan could impact our financial results and cash flows.

We sponsor a defined benefit pension plan and we are required to make funding contributions to the plan to maintain its funded status. Funding requirements are based on, among other things, actuarial assumptions regarding benefit costs and anticipated future returns on plan assets (which depend in part on future interest rates). Significant changes in actuarial assumptions (including expected mortality rates), interest rates, fluctuations in the fair value of plan assets and benefit payments could affect the funded status of our Pension Plan and could increase future funding requirements. Any significant increase in pension plan funding requirements or a decision to make voluntary lump-sum payments to plan participants could negatively impact our cash flows, financial condition or results of operations.

Economic, political and other risks associated with our international operations could adversely affect our revenues and international growth prospects.
As part of our business strategy, we intend to increase our sales outside the United States. We have limited experience operating overseas subsidiaries and managing non‑U.S. employees and, as a result, may encounter cultural challenges with local practices and customs that may result in harm to our reputation and the value of our brands. Our international revenues are subject to a number of risks inherent to operating in foreign countries, and any expansion of our international operations will increase the effects of these risks. These risks include: (i) political or civil instability of foreign markets (including acts of terrorism) and general economic conditions; (ii) foreign governments’ restrictive trade policies; (iii) sudden policy changes by foreign agencies or governments; (iv) the imposition of, or increase in, duties, taxes, government royalties or non‑tariff trade barriers; (v) difficulty in collecting international accounts receivable and potentially longer payment cycles; (vi) restrictions on repatriation of cash and investments in operations in certain countries; (vii) problems entering international markets with different cultural bases, consumer preferences and competitive environments; (viii) labor unrest in foreign markets; (ix) compliance with laws and regulations applicable to international operations, such as the Foreign Corrupt Practices Act and regulations promulgated by the Office of Foreign Asset Control; and (x) operating in new, developing or other markets in which there are significant uncertainties regarding the interpretation, application and enforceability of laws and regulations relating to contract and intellectual property rights. Additionally, the United Kingdom's June 2016 referendum to leave the European Union may result in greater restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexities, which could affect our ability to export and import merchandise to and from those countries. Any of these risks could have a material adverse effect on our international operations and our growth strategy.

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
Certain employees of our Bergdorf Goodman stores, representing less than 1% of our total employees, are subject to a collective bargaining agreement. Additionally, some of our vendors that service our properties and contractors or subcontractors that may be hired for store construction or remodeling projects have unionized employees. We may experience disruptions at our stores or other pressure as a result of protests or other activities by our vendors' or our labor unions. Additionally, the unionization of a more significant portion of our workforce could increase the overall costs at the affected locations and adversely affect our flexibility to run our business competitively and otherwise adversely affect our business, financial condition and results of operations.
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

Under payment card industry standards, on October 1, 2015 liability shifted for certain debit and credit card transactions to retailers who are not able to accept chip technology transactions. Until we complete the implementation of chip technology, we will bear the chargeback risk for certain fraudulent transactions executed using our payment systems, which could adversely affect our business and results of operations. Further, we may experience a decrease in transaction volume if we cannot process transactions for cardholders whose issuer has migrated entirely from magnetic strip to chip-enabled cards.

Credit card operations such as our proprietary program through Capital One are subject to numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider such as the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the "CARD Act") and the Dodd-Frank Wall Street Reform and

Consumer Protection Act (the "Dodd-Frank Act"). The CARD Act included new and revised rules and restrictions on credit card pricing, finance charges and fees, customer billing practices and payment application. The Dodd-Frank Act was enacted in July 2010 and increased the regulatory requirements affecting providers of consumer credit. These changes significantly restructured regulatory oversight and other aspects of the financial industry, created a new federal agency to supervise and enforce consumer lending laws and regulations and expanded state authority over consumer lending. We anticipate more regulation and interpretations of the new rules to continue, and, depending on the nature and extent of these new regulations and interpretations, we may be required to make changes to our credit card practices and systems. Any regulation or change in the regulation of credit arrangements, pursuant to the CARD Act, the Dodd-Frank Act or otherwise, that would materially limit the availability of credit to our customer base could adversely affect our business.

We are subject to risks associated with owning and leasing substantial amounts of real estate.

We own or lease substantial amounts of real estate, primarily our retail stores and office facilities, and many of the stores we own are subject to ground leases or operating covenants. Accordingly, we are subject to all of the risks associated with owning and leasing real estate. In particular, the value of the relevant assets could decrease, or costs to operate stores could increase, in either case because of changes in the supply or demand of available store locations, demographic trends or the overall investment climate for real estate. Pursuant to the operating covenants in certain of our leases, we could be required to continue to operate a store that no longer meets our performance expectations, requirements or current operating strategies. The terms of our real estate leases, including renewal options, range from ten to 130 years. We believe that we have been able to lease real estate on favorable terms, but there is no guarantee that we will be able to continue to negotiate these terms in the future. If we are not able to enter into new leases or renew existing leases on terms acceptable to us, our business and results of operations could be adversely affected.

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

We are subject to customs, anti-corruption laws, truth-in-advertising, intellectual property, labor and other laws, including consumer protection regulations, credit card regulations, environmental laws and zoning and occupancy ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise, regulate wage and hour matters with respect to our employees and govern the operation of our retail stores and warehouse facilities. Although we undertake to monitor our compliance with and developments in these laws, rules and regulations, if these laws are violated by us or our importers, designers, manufacturers, distributors or other business partners, or if the interpretation of these laws, rules or regulations changes, we could experience delays in shipments and receipt of merchandise, suffer damage to our reputation or be subject to fines or other penalties under the controlling regulations, any of which could adversely affect our business or results of operations. For a more detailed description of current lawsuits and other litigation to which we are party, see Item 3, "Legal Proceedings" and Note 13 of the Notes to Consolidated Financial Statements in Item 15.

If we are unable to enforce our intellectual property rights, if we are accused of infringing a third party’s intellectual property rights, or if the merchandise we purchase from vendors is alleged to have infringed a third party’s intellectual property rights, our business or results of operations may be adversely affected.
Our future success and competitive position depend in part on our ability to maintain and protect our brand. We and our subsidiaries currently own various intellectual property rights in the United States and in various foreign jurisdictions that differentiate us from our competitors, including our trademarks, tradenames and service marks, such as the “Neiman Marcus,” “Bergdorf Goodman” and “mytheresa” marks. We currently rely on a combination of copyright, trademark, trade dress and unfair competition laws to establish and protect our intellectual property and other proprietary rights, but the steps we take to protect such rights may be inadequate to prevent infringement of our trademarks and proprietary rights by others. Such unauthorized use of our trademarks, trade secrets, or other proprietary rights may cause significant damage to our brand and have an adverse effect on our business. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States and there can be no assurance that we are adequately protected in all countries or that we will prevail when defending our trademark or proprietary rights. The loss or reduction of any of our significant intellectual property or proprietary rights could have an adverse effect on our business.
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

As of July 30, 2016, the principal amount of our total indebtedness was approximately $4.7 billion, and we had unused commitments under our senior secured asset-based revolving credit facility (as amended, the "Asset-Based Revolving Credit Facility") available to us of $645.0 million, subject to a borrowing base.

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

•	limiting our ability to pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock;

•	increasing our vulnerability to general adverse economic, industry and competitive conditions and government regulations;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our Senior Secured Credit Facilities (as defined below), are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete and our ability to take advantage of new business opportunities;

•	placing us at a disadvantage compared to other, less leveraged competitors;

•	increasing our cost of borrowing; and

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling our assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to restructure or refinance our indebtedness or to raise additional capital will depend on the conditions of the capital markets and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may also restrict us from adopting some of these alternatives.

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
Our business and operations may consume resources faster than we anticipate or generate less cash than we anticipate. To support our operating strategy, we must have sufficient capital to continue to make significant investments in our new and existing stores, online operations and advertising. While some of these investments can be financed with borrowings under our Asset-Based Revolving Credit Facility, the amount of such borrowings is limited to a periodic borrowing base valuation of our accounts receivable and domestic inventory and is therefore potentially subject to significant fluctuations, as well as certain discretionary rights of the administrative agent of our Asset-Based Revolving Credit Facility in respect of the calculation of such borrowing base value.

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
The Asset-Based Revolving Credit Facility matures on October 25, 2018, the senior secured term loan facility (as amended, the "Senior Secured Term Loan Facility" and, together with the Asset-Based Revolving Credit Facility, the "Senior Secured Credit Facilities") matures on October 25, 2020, the 8.00% senior cash pay notes due 2021 (the "Cash Pay Notes") and the 8.75%/9.50% senior PIK toggle notes due 2021 (the "PIK Toggle Notes") mature on October 15, 2021, and the 7.125% senior debentures due 2028 (the "2028 Debentures" and, collectively with the Cash Pay Notes and the PIK Toggle Notes, the "Notes") mature on June 1, 2028. If we cannot renew or refinance the foregoing indebtedness upon their respective maturities or, more generally, obtain funding when needed, in each case on acceptable terms, we may be unable to continue to fund our capital requirements, which may have an adverse effect on our business, financial condition and results of operations.
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

We and our subsidiaries may incur significant additional indebtedness in the future.  Although the indentures governing the Notes and the credit agreements governing our Senior Secured Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial.  As of July 30, 2016, our Asset-Based Revolving Credit Facility provides for borrowings of unused commitments of up to $645.0 million, subject to a borrowing base.  Additionally, (i) our Senior Secured Term Loan Facility may be increased by an amount equal to (x) $650.0 million plus (y) an unlimited amount so long as, in the case of new indebtedness secured on a pari passu basis with our Senior Secured Term Loan Facility, on a pro forma basis our maximum senior secured first lien net leverage ratio, as defined in the credit agreement governing the Senior Secured Term Loan Facility, does not exceed 4.25 to 1.00, and in the case of new indebtedness secured on a junior basis to our Senior Secured Term Loan Facility, subordinated in right of payment to our Senior Secured Term Loan Facility or, in the case of certain incremental equivalent loan debt, unsecured and pari passu in right of payment with our Senior Secured Term Loan Facility, on a pro forma basis our maximum total net leverage ratio, as defined in the credit agreement governing the Senior Secured Term Loan Facility, does not exceed 7.00 to 1.00, in each case subject to certain conditions, and (ii) our Asset-Based Revolving Credit Facility can be increased by up to $200.0 million.  If new debt is added to our current debt levels, the related risks that we and the guarantors now face would increase.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We may elect to pay interest on the PIK Toggle Notes in the form of PIK Interest or partial PIK Interest rather than in the form of Cash Interest, which would increase the aggregate principal amount of our outstanding indebtedness.

In the future, we may elect to pay either 50% or all of the interest due on the PIK Toggle Notes for such period in PIK Interest (as defined below) by either increasing the principal amount of the outstanding PIK Toggle Notes or by issuing new PIK Toggle Notes for the entire amount of the interest payment, thereby increasing the aggregate principal amount of the PIK Toggle Notes.  We may elect to pay interest in the form of PIK Interest or partial PIK Interest on up to six interest payments in the aggregate on any interest payment date in respect of the third interest payment in April 2015 (which was paid in cash) through the tenth interest payment in October 2018.  If we make such future interest payments in the form of PIK Interest or partial PIK Interest, we would accrue interest at a higher rate than the cash-pay portion of the PIK Toggle Notes, which would increase the aggregate principal amount of the outstanding PIK Toggle Notes, which in turn would further increase our substantial indebtedness. See “—Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to fulfill our obligations with respect to such indebtedness,” and see Note 9 of the Notes to Consolidated Financial Statements in Item 15 for a further description of the terms of the PIK Toggle Notes.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our Senior Secured Credit Facilities are at variable rates of interest and expose us to interest rate risk.  We have hedged a portion of our variable rate debt obligations against interest rate fluctuations by using standard hedging instruments, but we are not required to do so and may not continue to do so in the future. Interest rates are currently at historically low levels.  If interest rates increase and we are unable to effectively hedge our interest rate risk, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed may remain the same, and our net earnings and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all revolving loans are fully drawn (and to the extent that LIBOR is in excess of the 1.00% floor rate with respect to our Senior Secured Term Loan Facility), each quarter point change in interest rates would result in a $7.1 million change in annual interest expense on the indebtedness under our Senior Secured Credit Facilities, taking into account the effect of existing interest rate hedging arrangements.  To reduce interest rate volatility, we have entered into interest rate caps on a portion of our floating rate indebtedness through December 2016 and swaps that involve the exchange of floating for fixed rate interest payments on a portion of our floating rate indebtedness from December 2016 through October 2020. However, we are exposed to interest rate risk for the portion of our variable rate indebtedness not covered by those cap and swap agreements. Additionally, such hedging arrangements may not fully mitigate our interest rate risk and may subject us to mark-to-market losses when they are adjusted to reflect changes in fair value from time to time in accordance with accounting rules.

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

We are controlled by the Sponsors.  The Sponsors control the election of a majority of our directors and thereby have the power to control our affairs and policies, including the appointment of management, the issuance of additional stock and the declaration and payment of dividends.  The Sponsors do not have any liability for any obligations under our indebtedness and their interests may be in conflict with those of the lenders under our Senior Secured Credit Facilities and the holders of the Notes.  For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the Sponsors may pursue strategies that favor equity investors over debt investors.  Our equity holders may have an interest in pursuing acquisitions, divestitures, financing or other transactions that, in their judgment, could enhance the value of their equity investments, even though such transactions may involve risk to holders of our debt.  Additionally, the Sponsors may make investments in businesses that directly or indirectly compete with us, or may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Our main corporate headquarters are located at the Neiman Marcus store location in downtown Dallas, Texas.  Other operating headquarters are located in another location in Dallas, Texas, New York, New York and Munich, Germany.

Properties that we use in our operations include Neiman Marcus stores, Bergdorf Goodman stores, Last Call stores, and distribution, support and office facilities. As of September 19, 2016, the approximate aggregate square footage of the properties used in our operations was as follows:

	Owned	Owned Subject to Ground Lease	Leased	Total
Neiman Marcus Stores	856,000	2,362,000	2,405,000	5,623,000
Bergdorf Goodman Stores	—	—	316,000	316,000
Last Call Stores and Other	—	—	1,082,000	1,082,000
Distribution, Support and Office Facilities	1,330,000	150,000	1,532,000	3,012,000

Neiman Marcus Stores.  As of September 19, 2016, we operated 42 Neiman Marcus stores, with an aggregate total property size of approximately 5,623,000 square feet.  The following table sets forth certain details regarding each Neiman Marcus store:

Locations	Fiscal Year Operations Began	Gross Store Sq. Feet	Locations	Fiscal Year Operations Began	Gross Store Sq. Feet
Dallas, Texas (Downtown)(1)*	1908	129,000	Denver, Colorado(3)	1991	90,000
Dallas, Texas (NorthPark)(2)	1965	218,000	Scottsdale, Arizona(2)	1992	114,000
Houston, Texas (Galleria)(3)	1969	224,000	Troy, Michigan(3)	1993	157,000
Bal Harbour, Florida(2)	1971	97,000	Short Hills, New Jersey(3)	1996	137,000
Atlanta, Georgia(2)	1973	206,000	King of Prussia, Pennsylvania(3)	1996	145,000
St. Louis, Missouri(2)	1975	145,000	Paramus, New Jersey(3)	1997	141,000
Northbrook, Illinois(3)	1976	144,000	Honolulu, Hawaii(3)	1999	181,000
Fort Worth, Texas(2)	1977	119,000	Palm Beach, Florida(2)	2001	53,000
Washington, D.C.(2)	1978	130,000	Plano, Texas (Willow Bend)(4)*	2002	156,000
Newport Beach, California(3)	1978	153,000	Tampa, Florida(3)	2002	96,000
Beverly Hills, California(1)*	1979	185,000	Coral Gables, Florida(2)	2003	136,000
Westchester, New York(2)	1981	138,000	Orlando, Florida(4)*	2003	95,000
Las Vegas, Nevada(2)	1981	174,000	San Antonio, Texas(4)*	2006	120,000
Oak Brook, Illinois(2)	1982	98,000	Boca Raton, Florida(2)	2006	136,000
San Diego, California(2)	1982	106,000	Charlotte, North Carolina(3)	2007	80,000
Fort Lauderdale, Florida(3)	1983	92,000	Austin, Texas(3)	2007	80,000
San Francisco, California(4)*	1983	252,000	Natick, Massachusetts(4)*	2008	103,000
Chicago, Illinois (Michigan Ave.)(2)	1984	188,000	Woodland Hills, California(3)	2009	120,000
Boston, Massachusetts(2)	1984	111,000	Bellevue, Washington(2)	2010	125,000
Palo Alto, California(3)	1986	120,000	Walnut Creek, California(3)	2012	88,000
McLean, Virginia(4)*	1990	130,000	Garden City, New York(2)	2016	111,000

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

(1)           Leased.

Last Call Stores.  As of September 19, 2016, we operated 42 Last Call stores in 16 states that average approximately 25,000 square feet each in size.

Distribution, Support and Office Facilities.  We own approximately 41 acres of land in Longview, Texas, where our primary distribution facility is located.  The 612,000 square foot Longview facility is the principal merchandise processing and distribution facility for Neiman Marcus stores.  In fiscal year 2013, we opened a 198,000 square foot distribution facility in Pittston, Pennsylvania to support the future growth and initiatives of the Company.  We lease three regional service centers in New York, Florida and California.

We also own approximately 50 acres of land in Irving, Texas, where our online operating headquarters and distribution facility are located.  In addition, we currently lease another regional distribution facility in Dallas, Texas to support our online operations. We also lease a 108,000 square foot facility outside of Munich, Germany to support our MyTheresa operations.

Lease Terms.  We lease a significant percentage of our stores and, in certain cases, the land upon which our stores are located.  The terms of these leases, assuming all outstanding renewal options are exercised, range from ten to 130 years.  The lease on the Bergdorf Goodman Main Store expires in 2050, with no renewal options, and the lease on the Bergdorf Goodman Men’s Store expires in 2020, with a ten-year renewal option.  Most leases provide for fixed monthly rentals or contingent rentals based upon revenues in excess of stated amounts and normally require us to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs.

For further information on our properties and lease obligations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 of the Notes to Consolidated Financial Statements in Item 15.

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

In addition to the foregoing matters, the National Labor Relations Board ("NLRB") has been pursuing a complaint alleging that the Mandatory Arbitration Agreement’s class action prohibition violates employees’ rights to engage in concerted activity, which was submitted to an administrative law judge ("ALJ") for determination on a stipulated record. The ALJ issued a recommended decision and order finding that the Company's Arbitration Agreement and class action waiver violated the National Labor Relations Act ("NLRA"). The matter was transferred to the NLRB for further consideration and decision. On August 4, 2015, the NLRB affirmed the ALJ's decision and ordered the Company not to maintain and/or enforce the provisions of the Arbitration Agreement found to violate the NLRA and to take affirmative steps to effectuate the NLRA's policies. On August 12, 2015, we filed our petition for review of the NLRB's order with the U.S. Court of Appeals for the Fifth Circuit. On September 23, 2015, the NLRB filed a motion to hold our case in abeyance pending the Court's decisions in two other cases, which the NLRB argued presented identical issues to those before the Court in our case. On October 2, 2015, the Court issued an order granting the NLRB's motion to stay our case. On June 10, 2016, the NLRB filed an unopposed motion seeking to extend the stay until the deadline for petitioning the U.S. Supreme Court for certiorari has passed in a similar case, and, if such petition is filed, until the Supreme Court resolves that case. On June 20, 2016, the motion was granted. The NLRB filed its petition for certiorari on September 9, 2016, and our case remains stayed.

On August 7, 2014, a putative class action complaint was filed against The Neiman Marcus Group LLC in Los Angeles County Superior Court by a customer, Linda Rubenstein, in connection with the Company's Last Call stores in California. Ms. Rubenstein alleges that the Company has violated various California consumer protection statutes by implementing a marketing and pricing strategy that suggests that clothing sold at Last Call stores in California was originally offered for sale at full-line Neiman Marcus stores when allegedly, it was not, and is allegedly of inferior quality to clothing sold at the full-line stores. Ms. Rubenstein also alleges that the Company lacks adequate information to support its comparative pricing labels. On September 12, 2014, we removed the case to the U.S. District Court for the Central District of California. On October 17, 2014, we filed a motion to dismiss the complaint, which the court granted on December 12, 2014. In its order dismissing the complaint, the court granted Ms. Rubenstein leave to file an amended complaint. Ms. Rubenstein filed her first amended complaint on December 22, 2014. On January 6, 2015, we filed a motion to dismiss the first amended complaint, which the court granted on March 2, 2015. In its order dismissing the first amended complaint, the court granted Ms. Rubenstein leave to file a second amended complaint, which she filed on March 17, 2015. On April 6, 2015, we filed a motion to dismiss the second amended complaint. On May 12, 2015, the court granted our motion to dismiss the second amended complaint in its entirety, without leave to amend, and on June 9, 2015, Ms. Rubenstein filed a notice to appeal the court's ruling. The appeal is pending and briefing is now complete.

On February 2, 2015, a putative class action complaint was filed against Bergdorf Goodman, Inc. in the Supreme Court of the State of New York, County of New York, by Marney Zaslav. Ms. Zaslav seeks monetary relief and alleges that she and other similarly situated individuals were misclassified as interns exempt from minimum wage requirements instead of as employees and, therefore, were not provided with proper compensation under the New York Labor Law. Bergdorf Goodman has vigorously denied these allegations. The parties recently reached a settlement in principle regarding this matter.

On February 11, 2016, a putative class action first amended complaint was filed against The Neiman Marcus Group, Inc. in the Superior Court of California, Orange County, by Holly Attia and seven other named plaintiffs. They allege claims for failure to pay overtime wages, failure to provide meal and rest breaks, failure to reimburse business expenses, failure to timely pay wages due at termination and failure to provide accurate itemized wage statements. Plaintiffs also allege derivative claims for restitution under California unfair competition law and a representative claim for penalties under the California Labor Code Private Attorney General Act ("PAGA"). Plaintiffs seek to certify a class of all nonexempt employees of the Company in California since December 31, 2011. Plaintiffs seek damages for the alleged Labor Code violations as well as restitution, statutory penalties under PAGA, and attorneys' fees, interest and costs of suit. The Company removed this matter to the U.S. District Court for the Central District of California on March 17, 2016, and subsequently filed a motion to compel arbitration as to all named plaintiffs and requested to stay the PAGA claim. On June 27, 2016, the court granted the motion and compelled arbitration of the individual claims. The court retained jurisdiction of the PAGA claim and stayed that claim pending the outcome of arbitration. None of the named plaintiffs have yet filed a demand for arbitration. On September 8, 2016, the plaintiffs filed a motion for reconsideration of the court's order regarding the arbitration. The hearing on that motion is currently set for October 24, 2016. On June 1, 2016, a PAGA representative action was filed against The Neiman Marcus Group, Inc. in the Superior Court of California, Orange County, by Xuan Hien Nguyen pleading only PAGA claims and asserting the same factual allegations as the plaintiffs in the Attia matter. On July 21, 2016, Ms. Nguyen filed an amended complaint with no material differences from the original complaint. On August 25, 2016, the Company filed a motion to dismiss or to stay the case. The motion was heard on September 23, 2016. At the hearing, the court granted the Company's motion and stayed the Nguyen case in light of the Attia matter. On July 28, 2016, former employee Milca Connolly filed a representative action alleging only PAGA claims against The Neiman Marcus Group in the Superior Court of California, Orange County. Ms. Connolly’s complaint raises PAGA claims substantially identical to those raised in Attia and Nguyen based on allegations of failure to pay overtime and minimum wages, unlawful deductions from wages, failure to provide meal and rest breaks, failure to reimburse business expenses, failure to timely pay wages due at termination and failure to provide accurate itemized wage statements. The Company was served with the Complaint in Connolly on September 8, 2016.

Cyber-Attack Class Actions Litigation. Three class actions relating to a cyber-attack on our computer systems in 2013 (the "Cyber-Attack") were filed in January 2014 and later voluntarily dismissed by the plaintiffs between February and April 2014. The plaintiffs had alleged negligence and other claims in connection with their purchases by payment cards and sought monetary and injunctive relief. Melissa Frank v. The Neiman Marcus Group, LLC, et al., was filed in the U.S. District Court for the Eastern District of New York on January 13, 2014 but was voluntarily dismissed by the plaintiff on April 15, 2014, without prejudice to her right to re-file a complaint. Donna Clark v. Neiman Marcus Group LTD LLC was filed in the U.S. District Court for the Northern District of Georgia on January 27, 2014 but was voluntarily dismissed by the plaintiff on March 11, 2014, without prejudice to her right to re-file a complaint. Christina Wong v. The Neiman Marcus Group, LLC, et al., was filed in the U.S. District Court for the Central District of California on January 29, 2014, but was voluntarily dismissed by the plaintiff on February 10, 2014, without prejudice to her right to re-file a complaint. Three additional putative class actions relating to the Cyber-Attack were filed in March and April 2014, also alleging negligence and other claims in connection with plaintiffs’ purchases by payment cards. Two of the cases, Katerina Chau v. Neiman Marcus Group LTD Inc., filed in the U.S. District Court for the Southern District of California on March 14, 2014, and Michael Shields v. The Neiman Marcus Group, LLC, filed in the U.S. District Court for the Southern District of California on April 1, 2014, were voluntarily dismissed, with prejudice as to Chau and without prejudice as to Shields. The third case, Hilary Remijas v. The Neiman Marcus Group, LLC, was filed on March 12, 2014 in the U.S. District Court for the Northern District of Illinois. On June 2, 2014, an amended complaint in the Remijas case was filed, which added three plaintiffs (Debbie Farnoush and Joanne Kao, California residents; and Melissa Frank, a New York resident) and asserted claims for negligence, implied contract, unjust enrichment, violation of various consumer protection statutes, invasion of privacy and violation of state data breach laws. The Company moved to dismiss the Remijas amended complaint on July 2, 2014. On September 16, 2014, the court granted the Company's motion to dismiss the Remijas case on the grounds that the plaintiffs lacked standing due to their failure to demonstrate an actionable injury. On September 25, 2014, plaintiffs appealed the district court's order dismissing the case to the Seventh Circuit Court of Appeals. Oral argument was held on January 23, 2015. On July 20, 2015, the Seventh Circuit Court of Appeals reversed the district court's ruling and remanded the case to the district court for further proceedings. On August 3, 2015, we filed a petition for rehearing en banc. On September 17, 2015, the Seventh Circuit Court of Appeals denied our petition for rehearing. The district court held a status conference on October 29, 2015 and set a supplemental briefing schedule on the remaining portion of our previously filed motion to dismiss that had not been addressed by the court, and scheduled a status hearing for December 15, 2015. The parties completed supplemental briefing on December 21, 2015. On January 13, 2016, the court denied the Company's motion to dismiss. The parties jointly requested, and the Court granted, an extension of time for filing a responsive pleading, which is currently due on October 26, 2016.

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

We did not declare or pay any dividends, distributions or other amounts on our membership unit in fiscal year 2016 or 2015.

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

	Fiscal year ended		Thirty-nine weeks ended	Thirteen weeks ended	Fiscal year ended
	July 30, 2016	August 1, 2015	August 2, 2014	November 2, 2013	August 3, 2013 (1)	July 28, 2012
(in millions, except per share data)	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
OPERATING RESULTS DATA
Revenues	$4,949.5	$5,095.1	$3,710.2	$1,129.1	$4,648.2	$4,345.4
Cost of goods sold including buying and occupancy costs (excluding depreciation)	3,322.5	3,305.5	2,563.0	685.4	2,995.4	2,794.7
Selling, general and administrative expenses (excluding depreciation)	1,117.9	1,162.1	835.0	266.4	1,047.8	1,006.9
Income from credit card program	(60.6)	(52.8)	(40.7)	(14.7)	(53.4)	(51.6)
Depreciation and amortization (2)	338.1	322.8	262.0	46.0	188.9	180.2
Impairment charges (3)	466.2	—	—	—	—	—
Operating earnings (loss)	(261.7)	318.0	8.8	32.1	446.4	403.6
Net earnings (loss)	$(406.1)	$14.9	$(134.1)	$(13.1)	$163.7	$140.1

BALANCE SHEET DATA (at period end)
Total assets	$8,256.9	$8,719.8	$8,574.9	$5,247.9	$5,154.4
Total liabilities	7,313.8	7,306.0	7,142.3	4,416.9	4,538.9
Long-term debt, excluding current maturities	4,584.3	4,556.0	4,432.8	2,672.4	2,756.9
Cash dividends per share	$—	$—	$—	$—	$435.0

	Fiscal year ended		Thirty-nine weeks ended	Thirteen weeks ended	Fiscal year ended
	July 30, 2016	August 1, 2015	August 2, 2014	November 2, 2013	August 3, 2013 (2)	July 30, 2012
(dollars in millions, except sales per square foot)	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
OTHER DATA
Change in comparable revenues (4)	(4.1)%	3.9%	5.4%	5.7%	4.9%	7.9%
Number of full-line stores open at period end	44	43	43	43	43	44
Sales per square foot (5)	$548	$590	$440	$138	$552	$535
Percentage of revenues transacted online	29.0%	26.3%	24.6%	21.4%	22.2%	20.2%

Adjusted EBITDA (6)	$584.9	$710.6	$501.3	$197.2	$682.7	$619.5
Adjusted EBITDA as a percentage of revenues	11.8%	13.9%	13.5%	17.5%	14.7%	14.3%

Capital expenditures (7)	$301.4	$270.5	$138.0	$36.0	$146.5	$152.8
Depreciation expense	226.9	185.6	113.3	34.2	141.5	130.1
Rent expense and related occupancy costs	119.4	117.1	79.6	24.1	96.7	91.9

(1)	Fiscal year 2013 consists of the fifty-three weeks ended August 3, 2013. All other fiscal years consist of fifty-two weeks.

(2)	Amounts include incremental depreciation expense arising from fair value adjustments recorded in connection with purchase accounting.

(3)
Based upon our assessment of economic conditions as of the end of the fourth quarter, our expectations of future business conditions and trends and our projected revenues, earnings and cash flows, we determined certain of our property and equipment, other definite-lived intangible assets, tradenames and goodwill to be impaired and recorded impairment charges in the fourth quarter of fiscal year 2016 aggregating $466.2 million.

(4)
Comparable revenues include (i) revenues derived from our retail stores open for more than fifty-two weeks, including stores that have been relocated or expanded, and (ii) revenues from our online operations.  Comparable revenues exclude revenues of (i) closed stores, including our Last Call store in Primm, Nevada, which we closed in January 2016, and our Neiman Marcus store in Minneapolis, which we closed in January 2013, and (ii) designer websites created and operated pursuant to contractual arrangements with certain designer brands that had expired by the first quarter of fiscal year 2015. As MyTheresa was acquired in October 2014, comparable revenues for fiscal year 2015 exclude revenues from MyTheresa.  Comparable revenues for fiscal year 2016 include revenues from MyTheresa beginning in the second quarter of fiscal year 2016. The calculation of the change in comparable revenues for fiscal year 2013 is based on revenues for the fifty-two weeks ended July 27, 2013 compared to revenues for the fifty-two weeks ended July 28, 2012.

(5)
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

(6)
For an explanation of Adjusted EBITDA as a measure of our operating performance and a reconciliation to net earnings (loss), see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Non-GAAP Financial Measures.”

(7)
Amounts represent gross capital expenditures and exclude developer contributions of $38.3 million, $34.7 million, $5.7 million, $0.0 million, $7.2 million and $10.6 million, respectively, for the periods presented.

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

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  All references to (i) fiscal year 2016 relate to the fifty-two weeks ended July 30, 2016, (ii) fiscal year 2015 relate to the fifty-two weeks ended August 1, 2015, and (iii) fiscal year 2014 relate to the fifty-two weeks ended August 2, 2014, comprised of the thirty-nine weeks ended August 2, 2014 (Successor) and the thirteen weeks ended November 2, 2013 (Predecessor).  References to fiscal year 2013 and years preceding and fiscal year 2017 and years thereafter relate to our fiscal years for such periods.

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

•
capital investments to remodel our existing stores as well as to open new stores in select markets such as Garden City, New York (opened in February 2016) and New York City (currently scheduled to open in fiscal year 2019);

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

Summary of Results of Operations

A summary of our results of operations is as follows:

•
Revenues - Our revenues for fiscal year 2016 were $4,949.5 million, a decrease of 2.9% from $5,095.1 million in fiscal year 2015. Comparable revenues for fiscal year 2016 decreased 4.1% compared to fiscal year 2015. In fiscal year 2016, revenues generated by our online operations were $1,436.1 million, or 29.0% of consolidated revenues. Comparable revenues from our online operations in fiscal year 2016, which included revenues from MyTheresa beginning in the second quarter of fiscal year 2016, increased 4.4% from fiscal year 2015.

We believe the lower levels of revenues in fiscal year 2016 compared to fiscal year 2015 were impacted by a number of factors, including:

•	uncertainty and volatility in both U.S. and international capital markets;

•	the strengthening of the U.S. dollar against international currencies, most notably the Euro and British pound, and a resulting decrease in tourism and spending by international customers; and

•	a significant decline in the global price of crude oil and the resulting impact on stakeholders in the oil and gas industries.

•
Cost of goods sold including buying and occupancy costs (excluding depreciation) ("COGS") - Compared to fiscal year 2015, COGS as a percentage of revenues increased 220 basis points in fiscal year 2016. The increase in COGS, as a percentage of revenues, was attributable primarily to:

•	decreased product margins due primarily to higher markdowns and promotional costs incurred on lower than expected revenues; and

•	the deleveraging of buying and occupancy costs.

At July 30, 2016, consolidated inventories totaled $1,125.3 million, a 2.6% decrease from August 1, 2015. We have and will continue to work aggressively to align our inventory levels and purchases with anticipated future customer demand.

•
Selling, general and administrative expenses (excluding depreciation) ("SG&A") - SG&A as a percentage of revenues decreased 20 basis points in fiscal year 2016 compared to fiscal year 2015. The lower levels of SG&A expenses, as a percentage of revenues, reflect primarily:

•	payroll, incentive compensation and benefits expense savings realized in connection with Organizing for Growth and other efficiency initiatives; and

•	lower stock compensation expenses due to a reduction in the required liability for stock option awards requiring variable accounting; partially offset by

•
higher levels of expenses incurred in connection with our strategic initiatives, including costs related to the opening of new stores (our store in Garden City, New York opened in February 2016), the remodeling of existing stores, investments in technology and the growth of our international revenues through MyTheresa; and

•
higher marketing expenses, related primarily to our online operations, and higher levels of credit card chargebacks subsequent to regulatory changes effective October 2015 with respect to retailers' liabilities for such losses.

•
Impairment charges - Based upon our assessment of current economic conditions, our expectations of future business conditions and trends and our projected revenues, earnings and cash flows, we determined certain of our property and equipment, other definite-lived intangible assets, tradenames and goodwill to be impaired and recorded impairment charges in the fourth quarter of fiscal year 2016 aggregating $466.2 million.

Liquidity - Net cash provided by our operating activities was $310.6 million in fiscal year 2016 compared to $229.3 million in fiscal year 2015. We held cash balances of $61.8 million at July 30, 2016 compared to $73.0 million at August 1, 2015. At July 30, 2016, we had $165.0 million of borrowings outstanding under the Asset-Based Revolving Credit Facility, no outstanding letters of credit and $645.0 million of unused borrowing availability. We believe that cash generated from our operations along with our cash balances and available sources of financing will enable us to meet our anticipated cash obligations during the next 12 months.

Outlook - Economic conditions in the luxury retail industry have been and will continue to be impacted by a number of factors, including the rate of economic growth, uncertainty and volatility in both the U.S. and international capital markets, fluctuations in the exchange rate of the U.S. dollar against international currencies, most notably the Euro and British pound, fluctuations in crude oil and fuel prices, uncertainty regarding governmental spending and tax policies and overall consumer confidence. Such factors may adversely impact our future results of operations. As a result, we intend to operate our business in a way that balances these economic conditions and current business trends with our long-term initiatives and growth strategies.

Results of Operations

Performance Summary

The following table sets forth certain items expressed as percentages of revenues for the periods indicated.

	Fiscal year ended	Fiscal year ended	Thirty-nine weeks ended	Thirteen weeks ended
	July 30, 2016	August 1, 2015	August 2, 2014	November 2, 2013
	(Successor)	(Successor)	(Successor)	(Predecessor)

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs (excluding depreciation)	67.1	64.9	69.1	60.7
Selling, general and administrative expenses (excluding depreciation)	22.6	22.8	22.5	23.6
Income from credit card program	(1.2)	(1.0)	(1.1)	(1.3)
Depreciation expense	4.6	3.6	3.1	3.0
Amortization of intangible assets	1.2	1.6	2.9	0.6
Amortization of favorable lease commitments	1.1	1.1	1.1	0.4
Other expenses	0.5	0.8	2.2	10.1
Impairment charges	9.4	—	—	—
Operating earnings (loss)	(5.3)	6.2	0.2	2.8
Interest expense, net	5.8	5.7	6.3	3.3
Earnings (loss) before income taxes	(11.1)	0.6	(6.0)	(0.5)
Income tax expense (benefit)	(2.9)	0.3	(2.4)	0.7
Net earnings (loss)	(8.2)%	0.3%	(3.6)%	(1.2)%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

	Fiscal year ended	Fiscal year ended	Thirty-nine weeks ended	Thirteen weeks ended
	July 30, 2016	August 1, 2015	August 2, 2014	November 2, 2013
(dollars in millions, except sales per square foot)	(Successor)	(Successor)	(Successor)	(Predecessor)

Change in comparable revenues (1)
Total revenues	(4.1)%	3.9%	5.4%	5.7%
Online revenues	4.4%	13.0%	14.0%	11.2%

Store count
Neiman Marcus and Bergdorf Goodman full-line stores open at end of period	44	43	43	43
Last Call stores open at end of period	42	43	38	36

Sales per square foot (2)	$548	$590	$440	$138
Percentage of revenues transacted online	29.0%	26.3%	24.6%	21.4%

Capital expenditures (3)	$301.4	$270.5	$138.0	$36.0
Depreciation expense	226.9	185.6	113.3	34.2
Rent expense and related occupancy costs	119.4	117.1	79.6	24.1

Non-GAAP financial measures
EBITDA (4)	$76.4	$640.8	$270.8	$78.1
Adjusted EBITDA (4)	$584.9	$710.6	$501.3	$197.2

(1)
Comparable revenues include (i) revenues derived from our retail stores open for more than fifty-two weeks, including stores that have been relocated or expanded, and (ii) revenues from our online operations.  Comparable revenues exclude revenues of (i) closed stores, including our Last Call store in Primm, Nevada, which we closed in January

2016, and (ii) designer websites created and operated pursuant to contractual arrangements with certain designer brands that had expired by the first quarter of fiscal year 2015. As MyTheresa was acquired in October 2014, comparable revenues for fiscal year 2015 exclude revenues from MyTheresa.  Comparable revenues for fiscal year 2016 include revenues from MyTheresa beginning in the second quarter of fiscal year 2016.

(2)
Sales per square foot are calculated as revenues of our Neiman Marcus and Bergdorf Goodman full-line stores for the applicable period divided by weighted average square footage.  Weighted average square footage includes a percentage of period-end square footage for new and closed stores equal to the percentage of the period during which they were open.

(3)	Amounts represent gross capital expenditures and exclude developer contributions of $38.3 million, $34.7 million, $5.7 million and $0.0 million, respectively, for the periods presented.

(4)	For an explanation of EBITDA and Adjusted EBITDA as measures of our operating performance and a reconciliation to net earnings (loss), see “—Non-GAAP Financial Measures.”

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

Our revenues can be affected by the following factors:

•
general economic and industry conditions, including inflation, deflation, changes related to interest rates and foreign currency exchange rates, rates of economic growth, current and expected unemployment levels and government fiscal and monetary policies;

•	the performance of the financial, equity and credit markets;

•	consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt and consumer behaviors towards incurring and paying debt;

•	national and global geo-political uncertainty;

•	the strengthening of the U.S. dollar against international currencies, most notably the Euro and British pound, and a resulting decrease in tourism and spending by international customers;

•	a significant decline in the global price of crude oil and the resulting impact on stakeholders in the oil and gas industries;

•	changes in prices for commodities and energy, including fuel;

•	current and expected tax rates and policies;

•	changes in the level of consumer spending generally and, specifically, on luxury goods;

•	our ability to anticipate, identify and respond effectively to changing consumer demands, fashion trends and consumer shopping preferences and acquire goods meeting customers’ tastes and preferences;

•	changes in the level of full-price sales;

•	changes in the level and timing of promotional events conducted;

•	changes in the level of delivery and processing revenues collected from our customers;

•	our ability to successfully implement our expansion and growth strategies; and

•	changes in the composition and the rate of growth of our sales transacted in store and online.

In addition, our revenues are seasonal, as discussed below under “Seasonality.”

Cost of goods sold including buying and occupancy costs (excluding depreciation).  COGS consists of the following components:

•
Inventory costs—We utilize the retail inventory method of accounting. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio, for various groupings of similar items, to the retail value of our inventories. The cost of the inventory reflected in the Consolidated Financial Statements is decreased by charges to cost of goods sold at average cost and the retail value of the inventory is lowered through the use of markdowns. Earnings are negatively impacted when merchandise is marked down. With the introduction of new fashions in the first and third fiscal quarters of each fiscal year and our emphasis on full-price selling in these quarters, a lower level of markdowns and higher margins are characteristic of these quarters.

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise. These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold. We received vendor allowances of $100.8 million in fiscal year 2016; $94.8 million in fiscal year 2015; $88.5 million for the thirty-nine weeks ended August 2, 2014; and $5.0 million for the thirteen weeks ended November 2, 2013. The amounts of vendor allowances we receive fluctuate based partially on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during fiscal years 2016, 2015 or 2014.

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

Advertising costs consist primarily of (i) online marketing costs, (ii) advertising costs incurred related to the production of the photographic content for our websites and (iii) costs incurred related to the production, printing and distribution of our print catalogs and other promotional materials mailed to our customers. We receive advertising allowances from certain of our merchandise vendors. Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media and digital media. Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned. Advertising allowances were approximately $54.8 million in fiscal year 2016; $55.0 million in fiscal year 2015; $31.4 million for the thirty-nine weeks ended August 2, 2014; and $20.0 million for the thirteen weeks ended November 2, 2013.

We also receive allowances from certain merchandise vendors in connection with compensation programs for employees who sell the vendor’s merchandise. These allowances are netted against the related compensation expenses that we incur. Amounts received from vendors related to compensation programs were $70.3 million in fiscal year 2016; $76.4 million in fiscal year 2015; $55.4 million for the thirty-nine weeks ended August 2, 2014; and $18.5 million for the thirteen weeks ended November 2, 2013.

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

Effective income tax rate. Our effective income tax rate may fluctuate from period to period due to a variety of factors, including changes in our assessment of certain tax contingencies, valuation allowances, changes in federal, state and foreign tax laws, outcomes of administrative audits, changes in our corporate structure, the impact of other discrete or non-recurring items and the mix of earnings among our U.S. and foreign operations, where the statutory rates are generally lower than in the United States. As a result, our effective income tax rate may vary significantly from the federal statutory tax rate.
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

Results of Operations for the Fiscal Year Ended July 30, 2016 (Successor) Compared to the Fiscal Year Ended August 1, 2015 (Successor)

Revenues.  Our revenues for fiscal year 2016 of $4,949.5 million decreased by $145.6 million, or 2.9%, from $5,095.1 million in fiscal year 2015. Comparable revenues for fiscal year 2016 decreased 4.1% compared to fiscal year 2015. In addition, revenues generated by our online operations in fiscal year 2016 were $1,436.1 million, or 29.0% of consolidated revenues. Comparable revenues from our online operations in fiscal year 2016, which included the revenues of MyTheresa beginning in the second quarter of fiscal year 2016, increased 4.4% from the prior year.

Changes in comparable revenues by quarter were:

Fiscal year 2016
First quarter	(5.6)%
Second quarter	(2.4)
Third quarter	(5.0)
Fourth quarter	(4.1)

Fiscal year 2015
First quarter	5.5
Second quarter	5.6
Third quarter	2.2
Fourth quarter	1.9

In fiscal year 2016, we generated negative comparable revenue increases. We believe these results were impacted by a number of factors, including uncertainty and volatility in both U.S. and international capital markets, the strengthening of the U.S. dollar against international currencies, most notably the Euro and British pound, a resulting decrease in tourism and spending by international customers and a significant decline in the global price of crude oil and the resulting impact on stakeholders in the oil and gas industries.

Cost of goods sold including buying and occupancy costs (excluding depreciation). COGS increased to 67.1% of revenues in fiscal year 2016 from 64.9% of revenues in fiscal year 2015. Compared to the prior year, COGS as a percentage of revenues increased by 220 basis points due primarily to:

•	decreased product margins of approximately 200 basis points due primarily to higher markdowns and promotional costs incurred on lower than expected revenues; and

•	the deleveraging of buying and occupancy costs of approximately 20 basis points.

Selling, general and administrative expenses (excluding depreciation).  SG&A expenses as a percentage of revenues decreased to 22.6% in fiscal year 2016 compared to 22.8% of revenues in fiscal year 2015. This decrease is due primarily to:

•	payroll, incentive compensation and benefits expense savings realized of approximately 50 basis points in connection with Organizing for Growth and other efficiency initiatives; and

•	lower stock compensation expenses of 20 basis points due to a reduction in the required liability for stock option awards requiring variable accounting; partially offset by

•
higher levels of expenses of approximately 30 basis points incurred in connection with our strategic initiatives, including costs related to the opening of new stores (our store in Garden City, New York opened in February 2016), the remodeling of existing stores, investments in technology and the growth of our international revenues through MyTheresa; and

•
higher selling costs of approximately 20 basis points due to higher marketing expenses, related primarily to our online operations, and higher levels of credit card chargebacks subsequent to regulatory changes effective October 2015 with respect to retailers' liabilities for such losses.

Income from credit card program.  Income from our credit card program was $60.6 million, or 1.2% of revenues, in fiscal year 2016 compared to $52.8 million, or 1.0% of revenues, in fiscal year 2015. Compared to the prior year, income from our credit card program as a percentage of revenues increased by 20 basis points due primarily to increases in both the overall profitability of the credit card portfolio and the portion of income contractually allocable to the Company.

Depreciation and amortization expenses.  Depreciation expense was $226.9 million, or 4.6% of revenues, in fiscal year 2016 compared to $185.6 million, or 3.6% of revenues, in fiscal year 2015. The increase in depreciation expense in fiscal year 2016 compared to fiscal year 2015 was driven by a higher level of capital spending since the Acquisition related to new stores, store remodels and omni-channel initiatives.

Amortization of intangible assets (primarily customer lists and favorable lease commitments) was $111.2 million, or 2.2% of revenues, in fiscal year 2016 compared to $137.3 million, or 2.7% of revenues, in fiscal year 2015. Amortization expense as a percentage of revenues decreased by 50 basis points in fiscal year 2016 due primarily to lower amortization charges with respect to our customer lists. Our customer lists are amortized using accelerated methods which reflect the pattern in which we receive the economic benefit of the asset.

Other expenses.  Other expenses in fiscal year 2016 aggregated $27.1 million, or 0.5% of revenues, compared to $39.5 million, or 0.8% of revenues, in fiscal year 2015. Other expenses consisted of the following components:

	Fiscal year ended	Fiscal year ended
	July 30, 2016	August 1, 2015
(in millions)	(Successor)	(Successor)

Expenses incurred in connection with strategic growth initiatives	$24.3	$11.6
MyTheresa acquisition costs	4.4	19.4
Expenses related to Cyber-Attack, net of insurance recoveries	1.0	4.1
Net gain from facility closure	(5.6)	—
Other expenses	2.9	4.3
Total	$27.1	$39.5

We incurred professional fees and other costs in connection with our Organizing for Growth and NMG One strategic growth initiatives aggregating $24.3 million in fiscal year 2016. In connection with Organizing for Growth, we eliminated approximately 500 positions across our stores, divisions and facilities on October 1, 2015 and incurred $10.2 million of severance costs.

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. Acquisition costs consisted primarily of professional fees as well as adjustments of our earn-out obligations to estimated fair value at each reporting date.

We discovered in January 2014 that malicious software was clandestinely installed on our computer systems. In fiscal year 2016 and 2015, we incurred investigative, legal and other expenses in connection with the Cyber-Attack.

In the third quarter of fiscal year 2016, we recorded a $5.6 million net gain related to the closure and relocation of our regional service center in New York.

Impairment charges. We experienced declines in our operating results in fiscal year 2016. We believe our operating results in fiscal year 2016 were adversely impacted by a number of factors including, among other things:

•	volatility in domestic and global economic conditions;

•	national and global geo-political uncertainty;

•	the strengthening of the U.S. dollar against international currencies, most notably the Euro and British pound, and a resulting decrease in tourism and spending by international customers; and

•	a significant decline in the global price of crude oil and the resulting impact on stakeholders in the oil and gas industries.

Based upon our assessment of current economic conditions, our expectations of future business conditions and trends and our projected revenues, earnings and cash flows, we determined certain of our property and equipment, other definite-lived intangible assets, tradenames and goodwill to be impaired and recorded impairment charges in the fourth quarter of fiscal year 2016 aggregating $466.2 million.

Operating earnings (loss). We had operating losses of $261.7 million, or 5.3% of revenues, in fiscal year 2016 compared to operating earnings of $318.0 million, or 6.2% of revenues, in fiscal year 2015. Included in operating loss in fiscal year 2016 were:

•	impairment charges of $466.2 million; and

•	other expenses of $27.1 million.

Included in operating earnings in fiscal year 2015 were:

•	other expenses of $39.5 million; and

•	impact of purchase accounting adjustments that increased COGS by $6.8 million related to the step-up in the carrying value of the acquired MyTheresa inventories.

Interest expense, net.  Net interest expense was $285.6 million in fiscal year 2016 and $289.9 million in fiscal year 2015. The significant components of interest expense are as follows:

	Fiscal year ended	Fiscal year ended
	July 30, 2016	August 1, 2015
(in millions)	(Successor)	(Successor)

Asset-Based Revolving Credit Facility	$3.1	$1.5
Senior Secured Term Loan Facility	124.2	125.6
Cash Pay Notes	76.8	76.8
PIK Toggle Notes	52.5	52.5
2028 Debentures	8.9	8.9
Amortization of debt issue costs	24.6	24.6
Capitalized interest	(7.3)	(2.4)
Other, net	2.8	2.5
Interest expense, net	$285.6	$289.9

Income tax expense (benefit).  Our effective income tax rate of 25.8% on the loss for fiscal year 2016 was less than the federal statutory tax rate of 35%. No income tax benefit exists related to the $199.2 million goodwill impairment charge recorded in fiscal year 2016. Excluding the impact of the goodwill impairment charge, our effective income tax rate was 40.6% for fiscal year 2016, which exceed the federal statutory tax rate due primarily to state income taxes.

Our effective income tax rate of 46.8% on the earnings for fiscal year 2015 exceeded the federal statutory tax rate due primarily to:

•	state income taxes; and

•	the non-deductible portion of transaction and other costs incurred in connection with the MyTheresa acquisition.

While our future effective income tax rate will depend on the factors described above, we currently anticipate that our effective income tax rate in future periods will be closer to our historical effective income tax rate of approximately 39.2%.
We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Internal Revenue Service ("IRS") is currently auditing our fiscal year 2012 and short-year 2013 (prior to the Acquisition) federal income tax returns. With respect to state, local and foreign jurisdictions, with limited exceptions, we are no longer subject to income tax audits for fiscal years before 2011. We believe our recorded tax liabilities as of July 30, 2016 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances. We believe it is reasonably possible that adjustments to the amounts of our unrecognized tax benefits could occur within the next 12 months as a result of settlements with tax authorities or expiration of statutes of limitations. At this time, we do not believe such adjustments will have a material impact on our Consolidated Financial Statements.

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

Changes in comparable revenues by quarter were:

Fiscal year 2015
First quarter	5.5%
Second quarter	5.6
Third quarter	2.2
Fourth quarter	1.9

Fiscal year 2014
First quarter	5.7
Second quarter	5.5
Third quarter	5.9
Fourth quarter	4.9

In fiscal year 2015, we generated lower levels of comparable revenue increases in our third and fourth quarters than in our first and second quarters. We believe the lower levels of comparable revenues may have been caused by a number of factors including increased uncertainty in global capital markets, increased volatility in both U.S. and global capital markets and a strengthening of the U.S. dollar against international currencies, most notably the Euro.

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

COGS were 65.9% of revenues for the thirty-nine weeks ended August 1, 2015 (Successor) compared to 69.1% of revenues for the thirty-nine weeks ended August 2, 2014 (Successor). The decrease in COGS by 320 basis points in the thirty-nine weeks ended August 1, 2015 (Successor) was due primarily to:

•
the impact of purchase accounting adjustments of approximately 330 basis points to increase the carrying value of acquired inventories and subsequent sale of the acquired inventories related to the acquisitions (COGS were increased $6.8 million in fiscal year 2015 related to the MyTheresa acquisition and $129.6 million in fiscal year 2014 related to the Acquisition); partially offset by

•	higher delivery and processing net costs of approximately 20 basis points due to our free shipping/free returns policy for our Neiman Marcus and Bergdorf Goodman brands.

COGS were 61.4% of revenues for the thirteen weeks ended November 1, 2014 (Successor) compared to 60.7% of revenues in the corresponding period of the prior year. The increase in COGS by 70 basis points in the thirteen weeks ended November 1, 2014 (Successor) was due primarily to:

•	higher delivery and processing net costs of approximately 40 basis points due to the free shipping/free returns policy mentioned above; and

•
higher buying and occupancy costs of approximately 20 basis points as a result of (i) non-cash purchase accounting adjustments to increase our lease rentals to estimated market rates at the Acquisition date and (ii) higher rental rates incurred in connection with the expansion of our small format stores.

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

SG&A expenses as a percentage of revenues decreased 10 basis points to 22.4% in the thirty-nine weeks ended August 1, 2015 (Successor) compared to 22.5% of revenues in the corresponding period of the prior year due primarily to:

•	lower current and long-term incentive compensation costs of approximately 50 basis points; partially offset by

•	higher expenses of approximately 40 basis points driven by the recent expansion of our small format stores, the remodels of our full-line stores and the acquisition of MyTheresa.

SG&A expenses as a percentage of revenues increased 50 basis points to 24.1% in the thirteen weeks ended November 1, 2014 (Successor) compared to 23.6% of revenues in the prior year fiscal period due primarily to:

•
higher planned investments and initiative costs of approximately 20 basis points associated with our ongoing investments in corporate initiatives and pre-opening costs incurred in connection with the opening of three small format stores in the thirteen weeks ended November 1, 2014 (Successor);

•	higher selling costs of approximately 20 basis points driven in part by the expansion of our small format stores; and

•	higher current incentive compensation costs of approximately 10 basis points.

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

Amortization expense was $137.3 million, or 2.7% of revenues, in fiscal year 2015 compared to $148.6 million, or 4.0% of revenues, in the thirty-nine weeks ended August 2, 2014 (Successor) and $11.7 million, or 1.0% of revenues, in the thirteen weeks ended November 2, 2013 (Predecessor). The decrease in amortization expense of 130 basis points in fiscal year 2015 compared to the thirty-nine weeks ended August 2, 2014 (Successor) was due primarily to lower amortization charges with respect to our customer lists in fiscal year 2015. The increase in amortization expense of 170 basis points in fiscal year 2015 compared to the thirteen weeks ended November 2, 2013 (Predecessor) was due primarily to higher asset values attributable to fair value adjustments to our assets recorded in connection with the purchase price allocation to reflect the Acquisition.

Other expenses.  Other expenses in fiscal year 2015 were $39.5 million, or 0.8% of revenues, compared to $82.1 million, or 2.2% of revenues, in the thirty-nine weeks ended August 2, 2014 (Successor) and $113.9 million, or 10.1% of revenues, in the thirteen weeks ended November 2, 2013 (Predecessor). Other expenses consisted of the following components:

	Fiscal year ended	Thirty-nine weeks ended	Thirteen weeks ended
	August 1, 2015	August 2, 2014	November 2, 2013
(in millions)	(Successor)	(Successor)	(Predecessor)

Costs incurred in connection with the Acquisition:
Change-in-control cash payments due to Former Sponsors and management	$—	$—	$80.5
Stock-based compensation for accelerated vesting of Predecessor stock options (including non-cash charges of $15.4 million)	—	51.5	—
Other, primarily professional fees	—	1.8	28.9
Total Acquisition transaction costs	—	53.3	109.4
Expenses incurred in connection with strategic growth initiatives	11.6	5.7	0.2
MyTheresa acquisition costs	19.4	2.1	—
Expenses related to Cyber-Attack, net of insurance recoveries	4.1	12.6	—
Equity in loss of Asian e-commerce retailer	—	3.6	1.5
Management fee due to Former Sponsors	—	—	2.8
Other expenses	4.3	4.8	—
Total	$39.5	$82.1	$113.9

We incurred professional fees and other costs in connection with our Organizing for Growth and NMG One strategic growth initiatives aggregating $11.6 million in fiscal year 2015.

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. Acquisition costs consisted primarily of professional fees as well as adjustments of our earn-out obligations to estimated fair value at each reporting date.

We discovered in January 2014 that malicious software was clandestinely installed on our computer systems. In fiscal year 2015 and the thirty-nine weeks ended August 2, 2014 (Successor), we incurred investigative, legal and other expenses in connection with the Cyber-Attack.

In the third quarter of fiscal year 2014, we sold our prior investment in an Asian e-commerce retailer, which was previously accounted for under the equity method, for $35.0 million, which amount equaled the carrying value of our investment.

Operating earnings (loss).  We generated operating earnings of $318.0 million, or 6.2% of revenues, in fiscal year 2015 compared to operating earnings of $8.8 million, or 0.2% of revenues, in the thirty-nine weeks ended August 2, 2014 (Successor) and $32.1 million, or 2.8% of revenues, in the thirteen weeks ended November 2, 2013 (Predecessor). Included in operating earnings in fiscal year 2015 were:

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

Interest expense, net.  Net interest expense was $289.9 million in fiscal year 2015, $232.7 million in the thirty-nine weeks ended August 2, 2014 (Successor) and $37.3 million in the thirteen weeks ended November 2, 2013 (Predecessor). The significant components of interest expense are as follows:

	Fiscal year ended	Thirty-nine weeks ended	Thirteen weeks ended
	August 1, 2015	August 2, 2014	November 2, 2013
(in millions)	(Successor)	(Successor)	(Predecessor)

Asset-Based Revolving Credit Facility	$1.5	$0.3	$0.1
Senior Secured Term Loan Facility	125.6	102.8	3.7
Cash Pay Notes	76.8	57.6	2.8
PIK Toggle Notes	52.5	39.3	1.9
2028 Debentures	8.9	6.7	2.2
Former Asset-Based Revolving Credit Facility	—	—	0.5
Former Senior Secured Term Loan Facility	—	—	22.5
Amortization of debt issue costs	24.6	17.1	2.5
Capitalized interest	(2.4)	(0.6)	(0.1)
Other, net	2.5	1.7	1.3
	$289.9	$224.9	$37.3
Loss on debt extinguishment	—	7.9	—
Interest expense, net	$289.9	$232.7	$37.3

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

Income tax expense (benefit).  Our effective income tax rate for fiscal year 2015 was 46.8% compared to 40.1% for the thirty-nine weeks ended August 2, 2014 (Successor) and 152.9% for the thirteen weeks ended November 2, 2013 (Predecessor). Our effective income tax rate for fiscal year 2015 exceeded the federal statutory tax rate due primarily to:

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

•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

	Fiscal year ended		Thirty-nine weeks ended	Thirteen weeks ended	Fiscal year ended
	July 30, 2016	August 1, 2015	August 2, 2014	November 2, 2013	August 3, 2013	July 28, 2012
(dollars in millions)	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)

Net earnings (loss)	$(406.1)	$14.9	$(134.1)	$(13.1)	$163.7	$140.1
Income tax expense (benefit)	(141.1)	13.1	(89.8)	7.9	113.7	88.3
Interest expense, net	285.6	289.9	232.7	37.3	169.0	175.2
Depreciation expense	226.9	185.6	113.3	34.2	141.5	130.1
Amortization of intangible assets and favorable lease commitments	111.2	137.3	148.6	11.7	47.4	50.1
EBITDA	$76.4	$640.8	$270.8	$78.1	$635.3	$583.8
EBITDA as a percentage of revenues	1.5%	12.6%	7.3%	6.9%	13.7%	13.4%

Impairment charges (1)	466.2	—	—	—	—	—
Amortization of inventory step-up (2)	—	6.8	129.6	—	—	—
Incremental rent expense (3)	10.5	11.0	8.5	0.8	4.0	4.5
Transaction and other costs (4)	4.4	19.4	55.4	109.4	—	—
Non-cash stock-based compensation (5)	(10.4)	0.1	6.2	2.5	9.7	6.9
Equity in loss of Asian e-commerce retailer / professional fees (6)	—	—	3.6	1.5	14.2	7.7
Expenses related to cyber-attack, net of insurance recoveries (7)	1.0	4.1	12.6	—	—	—
Management fee due to Former Sponsors (8)	—	—	—	2.8	10.0	10.0
Expenses incurred in connection with openings of new stores / remodels of existing stores (9)	15.1	12.3	4.0	1.8	5.1	6.6
Expenses incurred in connection with strategic growth initiatives (10)	24.3	11.6	5.7	0.2	—	—
Net gain from facility closure (11)	(5.6)	—	—	—	—	—
Other expenses	2.9	4.3	4.8	—	4.3	—
Adjusted EBITDA	$584.9	$710.6	$501.3	$197.2	$682.7	$619.5
Adjusted EBITDA as a percentage of revenues	11.8%	13.9%	13.5%	17.5%	14.7%	14.3%

(1)
In fiscal year 2016, we recorded pretax impairment charges related to (i) $228.9 million for the writedown to fair value of the net carrying value of tradenames, (ii) $199.2 million for the writedown to fair value of goodwill and (iii) $38.1 million for the writedown to fair value of the net carrying value of certain long-lived assets.

(2)
The carrying values of inventories acquired in connection with the Acquisition and the acquisition of MyTheresa were stepped up to estimated fair value as of the respective acquisition dates and amortized into cost of goods sold as the acquired inventories were sold.

(3)	Rental obligations and deferred real estate credits were revalued at fair value in connection with the Acquisition. These fair value adjustments increase post‑acquisition rent expense.

(4)	Amounts relate to costs and expenses incurred in connection with the Acquisition and the acquisition of MyTheresa.

(5)	Non-cash stock-based compensation in fiscal year 2016 includes a $14.3 million adjustment recorded in the fourth quarter to reduce our liability awards to estimated fair value.

(6)
Amounts relate to our equity in losses and professional fees incurred in connection with our prior non‑controlling investment in an Asian e‑commerce retailer. See Note 17 of the Notes to Consolidated Financial Statements.

(7)
For a further description of the Cyber‑Attack, see Item 1A, “Risk Factors—Risks Related to Our Business and Industry—A breach in information privacy could negatively impact our operations” and Note 13 of the Notes to Consolidated Financial Statements.

(8)	Amounts represent management fees paid to the Former Sponsors prior to the Acquisition.

(9)	Amounts represent direct and incremental expenses incurred in connection with the openings of new stores as well as remodels to our existing stores.

(10)	Amounts represent direct expenses incurred in connection with strategic initiatives, primarily NMG One and Organizing for Growth.

(11)	Amount represents a net gain related to the closure and relocation of our regional service center in New York.

Inflation and Deflation

We believe changes in revenues and net earnings that have resulted from inflation or deflation have not been material during the past three fiscal years. We have experienced certain inflationary effects in our cost base due to increases in selling, general and administrative expenses, particularly with regard to employee health care and other benefits. For more information regarding the effects of changes in foreign currency exchange rates, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk."

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

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of inventories. We have typically financed our cash requirements with available cash balances, cash flows from operations and, if necessary, with cash provided from borrowings under the Asset-Based Revolving Credit Facility. We had $165.0 million of outstanding borrowings under the Asset-Based Revolving Credit Facility as of July 30, 2016 compared to $130.0 million as of August 1, 2015.

We believe that operating cash flows, cash balances and amounts available pursuant to the Asset-Based Revolving Credit Facility will be sufficient to fund our cash requirements through the end of fiscal year 2017, including merchandise purchases, operating expenses, anticipated capital expenditure requirements, debt service requirements, income tax payments and obligations related to our Pension Plan.

Cash and cash equivalents were $61.8 million at July 30, 2016 compared to $73.0 million at August 1, 2015, a decrease of $11.2 million. Net cash provided by our operating activities was $310.6 million in fiscal year 2016 compared to $229.3 million in fiscal year 2015. The increase in net cash provided by our operating activities is due primarily to lower working capital requirements driven by our efforts to align inventory levels with current and future customer demand.

Net cash used for investing activities was $302.3 million in fiscal year 2016 compared to $452.2 million in fiscal year 2015. In fiscal year 2015, net cash used for investing activities included cash payments of $181.7 million incurred in connection with the MyTheresa acquisition. Capital expenditures were $301.4 million in fiscal year 2016 and $270.5 million in fiscal year 2015. Currently, we project capital expenditures for fiscal year 2017 to be approximately $220 to $240 million. Net of developer contributions, capital expenditures for fiscal year 2017 are projected to be approximately $170 to $190 million.

Net cash used for financing activities of $21.6 million in fiscal year 2016 was comprised primarily of repayments of borrowings under our Asset-Based Revolving Credit Facility and Senior Secured Term Loan Facility. Net cash provided by financing activities of $100.3 million in fiscal year 2015 was comprised primarily of net borrowings under our Asset-Based Revolving Credit Facility to fund the MyTheresa acquisition and seasonal working capital requirements.

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

Financing Structure at July 30, 2016

Our major sources of funds are comprised of the $900.0 million Asset-Based Revolving Credit Facility, the $2,869.1 million Senior Secured Term Loan Facility, $960.0 million Cash Pay Notes, $600.0 million PIK Toggle Notes, $125.0 million 2028 Debentures (each as described in more detail below), vendor payment terms and operating leases.

Asset-Based Revolving Credit Facility.  At July 30, 2016, the Asset-Based Revolving Credit Facility provided for a maximum committed borrowing capacity of $900.0 million.  The Asset-Based Revolving Credit Facility matures on October 25, 2018.  As of July 30, 2016, we had $165.0 million of borrowings outstanding under this facility, no outstanding letters of credit and $645.0 million of unused borrowing availability.

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

The weighted average interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 1.92% at July 30, 2016.

See Note 9 of the Notes to Consolidated Financial Statements in Item 15, which contains a further description of the terms of the Asset-Based Revolving Credit Facility.

Senior Secured Term Loan Facility.  At July 30, 2016, the outstanding balance under the Senior Secured Term Loan Facility was $2,869.1 million.  The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

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

The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.25% at July 30, 2016.

See Note 9 of the Notes to Consolidated Financial Statements in Item 15, which contains a further description of the terms of the Senior Secured Term Loan Facility.

Cash Pay Notes.  We have outstanding $960.0 million aggregate principal amount of 8.00% Senior Cash Pay Notes. The Cash Pay Notes mature on October 15, 2021.

See Note 9 of the Notes to Consolidated Financial Statements in Item 15, which contains a further description of the terms of the Cash Pay Notes.

PIK Toggle Notes.  We have outstanding $600.0 million aggregate principal amount of 8.75%/9.50% Senior PIK Toggle Notes. The PIK Toggle Notes mature on October 15, 2021. With respect to any semi-annual interest period, we may currently elect to pay the applicable interest payment (i) entirely in cash ("Cash Interest"), (ii) entirely by increasing the principal amount of the PIK Toggle Notes by the relevant interest payment amount ("PIK Interest"), or (iii) 50% in Cash Interest and 50% in PIK Interest, subject to certain restrictions on the timing and number of elections of PIK Interest or partial PIK Interest payments.

See Note 9 of the Notes to Consolidated Financial Statements in Item 15, which contains a further description of the terms of the PIK Toggle Notes.

2028 Debentures.  We have outstanding $125.0 million aggregate principal amount of 7.125% Senior Debentures. The 2028 Debentures mature on June 1, 2028.

See Note 9 of the Notes to Consolidated Financial Statements in Item 15, which contains a further description of the terms of the 2028 Debentures.

Interest rate caps.  At July 30, 2016, we had outstanding floating rate debt obligations of $3,034.1 million. We have entered into interest rate cap agreements which effectively cap LIBOR related to our Senior Secured Term Loan Facility at 3.00% for an aggregate notional amount of $1,400.0 million from December 2014 through December 2016 to hedge the variability of our cash flows related to a portion of our floating rate indebtedness. In the event LIBOR is less than the capped rate, we will pay interest at the lower LIBOR rate. In the event LIBOR is higher than the capped rate, we will pay interest at the capped rate.

Interest rate swaps. In April and June of 2016, we entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,400.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness. These swap agreements hedge a portion of our contractual floating rate interest commitments related to our Senior Secured Term Loan Facility from December 2016 to October 2020. As a result of the April 2016 swap agreements, our effective interest rate as to $700.0 million of floating rate indebtedness will be fixed at 4.912% from December 2016 through October 2020. As a result of the June 2016 swap agreements, our effective interest rate as to an additional $700.0 million of floating rate indebtedness will be fixed at 4.7395% from December 2016 to October 2020. The interest rate swap agreements expire in October 2020.

Contractual Obligations and Commitments

The following table summarizes our estimated significant contractual cash obligations at July 30, 2016:

	Payments Due by Period
(in millions)	Total	Fiscal Year 2017	Fiscal Years 2018-2019	Fiscal Years 2020-2021	Fiscal Year 2022 and Beyond

Contractual obligations:
Asset-Based Revolving Credit Facility	$165.0	$—	$165.0	$—	$—
Senior Secured Term Loan Facility (1)	2,869.0	29.4	58.8	2,780.8	—
Cash Pay Notes	960.0	—	—	—	960.0
PIK Toggle Notes	600.0	—	—	—	600.0
2028 Debentures	125.0	—	—	—	125.0
Interest requirements (2)	1,328.1	268.2	536.1	436.1	87.7
Lease obligations	2,128.1	82.7	167.3	147.2	1,730.9
Minimum pension funding obligation (3)	227.9	10.3	65.0	69.6	83.0
Other long-term liabilities (4)	74.8	7.3	14.7	15.1	37.7
Contingent earn-out obligation	26.3	26.3	—	—	—
Inventory purchase and construction commitments (5)	1,513.5	1,401.5	112.0	—	—
	$10,017.7	$1,825.7	$1,118.9	$3,448.8	$3,624.3

(1)	The above table does not reflect future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

(2)
The cash obligations for interest requirements reflect (a) interest requirements on our fixed-rate debt obligations at their contractual rates, with interest paid entirely in cash with respect to the PIK Toggle Notes, and (b) interest requirements on floating rate debt obligations at rates in effect at July 30, 2016.  Borrowings pursuant to the Senior Secured Term Loan Facility bear interest at floating rates, primarily based on LIBOR, but in no event less than a floor rate of 1.00%, plus applicable margins.  Taking into account the LIBOR floor rate, we estimate that a 1% increase in LIBOR would increase our annual interest requirements by approximately $15 million during fiscal year 2017.

(3)
At July 30, 2016 (the most recent measurement date), our actuarially calculated projected benefit obligation for our Pension Plan was $683.5 million and the fair value of the assets was $383.8 million, resulting in a net liability of $299.7 million, which is included in other long-term liabilities at July 30, 2016.  Our policy is to fund our Pension Plan at or above the minimum amount required by law.  We made no contributions to the Pension Plan in fiscal years 2016 or 2015.  As of July 30, 2016, we believe we will be required to contribute $10.3 million to the Pension Plan in fiscal year 2017. The amounts and timing of our contributions to our Pension Plan are subject to a number of uncertainties, including interest rate fluctuations and the investment performance of the assets held by the Pension Plan. We do not believe these uncertainties will have a material impact on our future liquidity. See Note 12 of the Notes to Consolidated Financial Statements in Item 15, which contains a further description of our Pension Plan.

(4)
Included in other long-term liabilities at July 30, 2016 are our liabilities for our SERP and Postretirement Plans aggregating $119.7 million.  Our scheduled obligations with respect to our SERP Plan and Postretirement Plan liabilities consist of expected benefit payments through 2026, as currently estimated using information provided by our actuaries.  In addition, other long-term liabilities at July 30, 2016 included our liabilities related to (i) uncertain tax positions (including related accruals for interest and penalties) of $4.1 million and (ii) other obligations aggregating $41.8 million, primarily for employee benefits and our interest rate swap liability.  Future cash obligations related to these liabilities are not currently estimable.

(5)
Construction commitments relate primarily to obligations pursuant to contracts for the construction of new stores and the remodels of existing stores expected as of July 30, 2016.  These amounts represent the gross construction costs and exclude developer contributions of approximately $99.1 million, which we expect to receive pursuant to the terms of the construction contracts.

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

The following table summarizes the expiration of our other significant commercial commitments outstanding at July 30, 2016:

	Amount of Commitment by Expiration Period
(in millions)	Total	Fiscal Year 2017	Fiscal Years 2018-2019	Fiscal Years 2020-2021	Fiscal Years 2022 and Beyond

Other commercial commitments:
Asset-Based Revolving Credit Facility (1)	$900.0	$—	$900.0	$—	$—
Surety bonds	3.1	2.9	—	0.2	—
	$903.1	$2.9	$900.0	$0.2	$—

(1)
As of July 30, 2016, we had $165.0 million of borrowings outstanding under the Asset-Based Revolving Credit Facility, no outstanding letters of credit and $645.0 million of unused borrowing availability.  Our working capital requirements are greatest in the first and second fiscal quarters as a result of higher seasonal requirements.  See “—Financing Structure at July 30, 2016—Asset-Based Revolving Credit Facility” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality.”

In addition to the items presented above, our other principal commercial commitments are comprised of common area maintenance costs, tax and insurance obligations and contingent rent payments.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, other than operating leases entered into in the normal course of business, during fiscal year 2016. See Note 13 of the Notes to Consolidated Financial Statements in Item 15 for more information about our operating leases.

Critical Accounting Policies

Our accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements in Item 15 of this Annual Report.  As disclosed in Note 1 of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions about future events.  These estimates and assumptions affect the amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the accompanying Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.  Our current estimates are subject to change if different assumptions as to the outcome of future events were made.  We evaluate our estimates and assumptions on an ongoing basis and predicate those estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances.  We make adjustments to our estimates and assumptions when facts and circumstances dictate.  Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates and assumptions we used in preparing the accompanying Consolidated Financial Statements.

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

Delivery and processing revenues were $50.6 million in fiscal year 2016, $50.1 million in fiscal year 2015, $38.0 million for the thirty-nine weeks ended August 2, 2014 and $14.8 million for the thirteen weeks ended November 2, 2013.

Revenues are reduced when customers return goods previously purchased. We maintain reserves for anticipated sales returns primarily based on our historical trends related to returns by our customers. Our reserves for anticipated sales returns were $45.3 million at July 30, 2016 and $44.0 million at August 1, 2015. As the vast majority of merchandise returns are made in less than 30 days after the sales transaction, we believe the risk that actual returns differ from our estimates is minimal and would not have a material impact on our Consolidated Financial Statements.

Between 2005 and 2014, we created and maintained e‑commerce websites pursuant to contractual arrangements with certain designers. Pursuant to these arrangements, we purchased and maintained inventory from such designers that was showcased on their respective websites and bore all responsibilities related to the fulfillment of goods purchased on such websites. All of these contractual arrangements expired by the end of the first quarter of fiscal year 2015 and were not renewed. Revenues generated from the operation of the designer websites were $4.7 million in fiscal year 2015, $70.0 million for the thirty-nine weeks ended August 2, 2014 and $13.5 million for the thirteen weeks ended November 2, 2013.

Fair Value Measurements. Certain of our assets and liabilities are required to be measured at fair value on a recurring basis. Fair value is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability.  Assets and liabilities are classified using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value as follows:

•	Level 1 — Unadjusted quoted prices for identical instruments traded in active markets.

•	Level 2 — Observable market-based inputs or unobservable inputs corroborated by market data.

•	Level 3 — Unobservable inputs reflecting management’s estimates and assumptions.

Merchandise Inventories and Cost of Goods Sold.  We utilize the retail inventory method of accounting. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio, for various groupings of similar items, to the retail value of our inventories. The cost of the inventory reflected in the Consolidated Financial Statements is decreased by charges to cost of goods sold at average cost and the retail value of the inventory is lowered through the use of markdowns. Earnings are negatively impacted when merchandise is marked down. As we adjust the retail value of our inventories through the use of markdowns to reflect market conditions, our merchandise inventories are stated at the lower of cost or market.
The areas requiring significant management judgment related to the valuation of our inventories include (i) setting the original retail value for the merchandise held for sale, (ii) recognizing merchandise for which the customer’s perception of value has declined and appropriately marking the retail value of the merchandise down to the perceived value and (iii) estimating the shrinkage that has occurred between physical inventory counts. These judgments and estimates, coupled with the averaging processes within the retail method, can, under certain circumstances, produce varying financial results. Factors that can lead to different financial results include (i) determination of original retail values for merchandise held for sale, (ii) identification of declines in perceived value of inventories and processing the appropriate retail value markdowns and (iii) overly optimistic or conservative estimation of shrinkage. In prior years, we have not made material changes to our estimates of shrinkage or markdown requirements on inventories held as of the end of our fiscal years. We do not believe that changes in the assumptions and estimates, if any, used in the valuation of our inventories at July 30, 2016 will have a material effect on our future operating performance.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise. These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold. The amounts of vendor allowances we receive fluctuate based partially on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during any of the periods presented. We received vendor allowances of $100.8 million in fiscal year 2016, $94.8 million in fiscal year 2015, $88.5 million for the thirty-nine weeks ended August 2, 2014 and $5.0 million for the thirteen weeks ended November 2, 2013.

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

We assess the recoverability of the carrying values of our store assets, consisting of property and equipment, customer lists and favorable lease commitments, annually and upon the occurrence of certain events. The recoverability assessment with respect to our long-lived assets is performed at the store level. This assessment is based upon the comparison of the undiscounted cash flows anticipated to be generated from the store to the net carrying value of the store assets. To the extent the undiscounted store-level cash flows are not sufficient to recover the net carrying value of the store assets, the assets are impaired and written down to their estimated fair value based upon discounted future cash flows.

The recoverability assessment related to store-level assets requires judgments and estimates of future revenues, gross margin rates and store expenses. We base these estimates upon our past and expected future performance. We believe our estimates are appropriate in light of current and future market conditions and the best information available at the assessment date. However, future impairment charges could be required if we do not achieve our current revenue or cash flow projections.

Indefinite-lived Intangible Assets and Goodwill.  Indefinite-lived intangible assets, such as our Neiman Marcus, Bergdorf Goodman and MyTheresa tradenames and goodwill, are not subject to amortization. Rather, we assess the recoverability of indefinite-lived intangible assets and goodwill in the fourth quarter of each fiscal year and upon the occurrence of certain events.

The recoverability assessment with respect to each of the tradenames used in our operations requires us to estimate the fair value of the asset as of the assessment date.  Such determination is made using discounted cash flow techniques (Level 3 determination of fair value).  Significant inputs to the valuation model include:

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

If the recorded carrying value of the tradename exceeds its estimated fair value, an impairment charge is recorded to write the tradename down to its estimated fair value. We currently estimate that the fair value of our tradenames decreases by approximately $341 million for each 0.5% decrease in market royalty rates and by approximately $80 million for each 0.25% increase in the weighted average cost of capital.

The assessment of the recoverability of the goodwill associated with our Neiman Marcus, Bergdorf Goodman and MyTheresa reporting units involves a two-step process.  The first step requires the comparison of the estimated enterprise fair value of each of our reporting units to its recorded carrying value.  We estimate the enterprise fair value based on discounted cash flow techniques (Level 3 determination of fair value).  Significant inputs to the valuation model include:

•	estimated future cash flows;

•	growth assumptions for future revenues as well as future gross margin rates, expense rates, capital expenditures and other estimates; and

•	rate, based on our estimated weighted average cost of capital, used to discount our estimated future cash flow projections to their present value (or estimated fair value).

If the recorded carrying value of a reporting unit exceeds its estimated enterprise fair value in the first step, a second step is performed in which we allocate the enterprise fair value to the fair value of the reporting unit’s net assets.  The second step of the impairment testing process requires, among other things, the estimation of the fair values of substantially all of our tangible and intangible assets.  Any enterprise fair value in excess of amounts allocated to such net assets represents the implied fair value of goodwill for that reporting unit.  If the recorded goodwill balance for a reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded to write goodwill down to its fair value. We currently estimate that a 5% decrease in the estimated fair value of the net assets of each of our reporting units as compared to the values used in the preparation of these financial statements would increase the impairment charge related to goodwill by approximately $306 million. In addition, we currently estimate that the fair value of our goodwill decreases by approximately $269 million for each 0.25% increase in the discount rate used to estimate fair value.

The impairment testing process related to our indefinite-lived intangible assets is subject to inherent uncertainties and subjectivity.  The use of different assumptions, estimates or judgments with respect to the estimation of the projected future cash flows and the determination of the discount rate used to reduce such projected future cash flows to their net present value could materially increase or decrease any related impairment charge.  We believe our estimates are appropriate based upon current and future market conditions and the best information available at the assessment date.  However, future impairment charges could be required if we do not achieve our current cash flow, revenue and profitability projections, market royalty rates decrease or the weighted average cost of capital increases.

Leases.  We lease a significant portion of our retail stores and office facilities. Stores we own are often subject to ground leases. The terms of our real estate leases, including renewal options, range from ten to 130 years. Most leases provide for fixed monthly minimum rentals or contingent rentals based upon sales in excess of stated amounts and normally require us to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs. For leases that contain predetermined, fixed calculations of minimum rentals, we recognize rent expense on a straight-line basis over the lease term. We recognize contingent rent expenses when it is probable that the sales thresholds will be reached during the year.

In some cases, a developer will construct a retail store to our requirements pursuant to a lease agreement between the developer and the Company. Typically, the lease agreement provides for the construction and financing of the store shell by a developer and our subsequent construction and financing of the interior finish-out of the store. Since we are involved in the construction of the leased store in these types of arrangements, we must consider the nature and extent of our involvement during the construction period which, in some cases, may result in us being deemed the accounting owner of the construction project. In such cases, ASC Topic 840, Leases, ("ASC Topic 840") requires that we record an asset for a developer's construction costs related to the store shell (included in construction in progress) and recognize an offsetting deferred financing obligation. Upon completion of the project, we perform a sale-leaseback analysis to determine if these assets and the related financing obligation can be derecognized from our Consolidated Balance Sheets.
Benefit Plans.  We sponsor a defined benefit pension plan ("Pension Plan"), an unfunded supplemental executive retirement plan ("SERP Plan") which provides certain employees additional pension benefits and a postretirement plan providing eligible employees limited postretirement health care benefits ("Postretirement Plan"). In calculating our obligations and related expense, we make various assumptions and estimates, after consulting with outside actuaries and advisors. The annual determination of expense involves calculating the estimated total benefits ultimately payable to plan participants. We use the traditional unit credit method in recognizing pension liabilities. The Pension Plan, SERP Plan and Postretirement Plan are valued as of the end of each fiscal year. As of the third quarter of fiscal year 2010, benefits offered to all employees under our Pension Plan and SERP Plan were frozen.

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

Significant assumptions utilized in the calculation of our projected benefit obligations as of July 30, 2016 and future expense requirements for our Pension Plan, SERP Plan and Postretirement Plan, and sensitivity analysis related to changes in these assumptions, are as follows:

			Using Sensitivity Rate
	Actual Rate	Sensitivity Rate Increase/(Decrease)	(Decrease)/ Increase in Liability (in millions)	Increase in Expense (in millions)
Pension Plan:
Discount rate	3.44%	0.25%	$(22.2)	$—
Expected long-term rate of return on plan assets	5.50%	(0.50)%	N/A	$1.9
SERP Plan:
Discount rate	3.30%	0.25%	$(3.2)	$0.2
Postretirement Plan:
Discount rate	3.33%	0.25%	$(0.2)	$—
Ultimate health care cost trend rate	5.00%	1.00%	$1.0	$0.1

Stock Compensation.  At the date of grant, the stock option exercise price equals or exceeds the fair market value of Parent's common stock.  Because Parent is privately held and there is no public market for its common stock, the fair market value of Parent's common stock is determined by the Board of Directors of Parent (the "Parent Board") or the Compensation

Committee, as applicable, at the time option grants are awarded.  The estimate of the fair market value of Parent's common stock utilizes both discounted cash flow techniques and the review of market data and involves assumptions regarding a number of complex and subjective variables. Significant inputs to the common stock valuation model include:

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

Newly Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (the "FASB") issued guidance to simplify the balance sheet presentation of debt issuance costs. The standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt, consistent with the presentation of debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the new guidance. In addition, the FASB issued guidance in August 2015 to clarify the treatment of debt issuance costs related to line of credit arrangements. Companies can continue to present debt issuance costs for line of credit arrangements as an asset and subsequently amortize the deferred issuance cost ratably over the term of the arrangement. We adopted this guidance in the fourth quarter of fiscal year 2016 on a retrospective basis. Unamortized debt issuance costs, except unamortized debt issuance costs related to our Asset-Based Revolving Credit Facility, are now presented as a direct reduction of long-term debt on the Company's Consolidated Balance Sheets as of July 30, 2016 and August 1, 2015. Unamortized debt issuance costs of $125.3 million as of August 1, 2015 have been reclassified on our Consolidated Balance Sheet from other assets to a direct reduction of long-term debt.

In May 2015, the FASB issued guidance that eliminates the requirement to categorize investments measured at net asset value per share (or its equivalent) as a practical expedient in the fair value hierarchy table. This new guidance requires entities to disclose the fair values of such investments so that amounts reported in the fair value hierarchy table can be reconciled to the total fair value of plan assets. We adopted this guidance in the fourth quarter of fiscal year 2016 on a retrospective basis. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

In November 2015, the FASB issued guidance to simplify the balance sheet presentation of deferred income taxes. The standard requires that deferred tax liabilities and assets be classified as non-current in a balance sheet. We adopted this guidance in the fourth quarter of fiscal year 2016 on a retrospective basis. Deferred taxes previously classified as components of current assets were reclassified to long-term liabilities on the Company's Consolidated Balance Sheets as of July 30, 2016 and August 1, 2015. Current deferred tax assets of $30.7 million as of August 1, 2015 have been netted against non-current deferred tax liabilities on our Consolidated Balance Sheet.

Recent Accounting Pronouncements

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

In May 2014, the FASB issued guidance to clarify the principles for revenue recognition. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes previous revenue recognition guidance. This new guidance is effective for us no earlier than the first quarter of fiscal year 2019 using one of two retrospective application methods.

In February 2016, the FASB issued guidance that requires a lessee to recognize assets and liabilities arising from leases on the balance sheet. Previous GAAP did not require lease assets and liabilities to be recognized for most leases. Additionally, companies are permitted to make an accounting policy election not to recognize lease assets and liabilities for leases with a term of 12 months or less. For both finance leases and operating leases, the lease liability should be initially measured at the present value of the contractual lease payments. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will not significantly change under this new guidance. This new guidance is effective for us as of the first quarter of fiscal year 2020.

With respect to each of the recent accounting pronouncements described above, we are currently evaluating which application methods to adopt and the impact of adopting these new accounting standards on our Consolidated Financial Statements.

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
Interest Rate Risk

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in interest rates. We do not enter into derivative financial instruments for trading purposes. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. We are exposed to interest rate risk through our borrowing activities, which are described in Note 9 of the Notes to Consolidated Financial Statements.

At July 30, 2016, we had outstanding floating rate debt obligations of $3,034.1 million consisting primarily of outstanding borrowings under our Senior Secured Term Loan Facility. Borrowings pursuant to the Senior Secured Term Loan Facility bear interest at floating rates, primarily based on LIBOR, but in no event less than a floor rate of 1.00%, plus applicable margins. The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.25% at July 30, 2016. A further description of the terms of the Senior Secured Term Loan Facility is set forth in Note 9 of the Notes to Consolidated Financial Statements.

We have entered into interest rate cap agreements which effectively cap LIBOR at 3.00% for an aggregate notional amount of $1,400.0 million from December 2014 through December 2016 to hedge the variability of our cash flows related to a portion of our floating rate indebtedness. If LIBOR is less than the capped rate, we will pay interest at the lower LIBOR rate. If LIBOR is higher than the capped rate, we will pay interest at the capped rate. As of July 30, 2016, three-month LIBOR was 0.70%. As a consequence of the LIBOR floor rate described above, we estimate that a 1% increase in LIBOR would increase our annual interest requirements by approximately $15 million during fiscal year 2017.

In April and June of 2016, we entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,400.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness. These swap agreements hedge a portion of our contractual floating rate interest commitments related to our Senior Secured Term Loan Facility from December 2016 to October 2020. As a result of the April 2016 swap agreements, our effective interest rate as to $700.0 million of floating rate indebtedness will be fixed at 4.912% from December 2016 through October 2020. As a result of the June 2016 swap agreements, our effective interest rate as to an additional $700.0 million of floating rate indebtedness will be fixed at 4.7395% from December 2016 to October 2020.

Foreign Currency Risk
We purchase a substantial portion of our inventory from foreign suppliers whose costs are affected by the fluctuation of their local currency against the U.S. dollar or who price their merchandise in currencies other than the U.S. dollar. While fluctuations in the Euro-U.S. dollar exchange rate can affect us most significantly, we source merchandise from numerous countries and thus are affected by changes in numerous other currencies and, generally, by fluctuations in the value of the U.S. dollar relative to such currencies. Beginning in fiscal year 2015, the U.S. dollar began to strengthen against the Euro and other international currencies. We believe a strengthening U.S. dollar may (i) create disincentives to, or changes in the pattern, practice or frequency of, travel to and spending by foreign tourists in the regions in which we operate our retail stores and (ii) impact U.S. consumers’ willingness or ability to travel abroad and purchase merchandise we offer for sale at lower prices from foreign retailers. In addition, we believe a strengthening of the U.S. dollar relative to foreign currencies, most notably the Euro and British pound, may impact the retail prices of merchandise offered for sale and/or our cost of goods sold. Any of these effects could cause our revenues or product margins to decrease.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements of the Company and supplementary data are included as pages F-1 through F-59 at the end of this Annual Report on Form 10-K:

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

a.	Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of July 30, 2016, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis and within the time periods specified in the Security and Exchange Commission’s rules and forms.

b.	Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of July 30, 2016.  During its assessment, management did not identify any material weaknesses in our internal control over financial reporting.  Our independent registered public accounting firm, Ernst & Young LLP, has audited our Consolidated Financial Statements and has issued an attestation report on the effectiveness of our internal controls over financial reporting as of July 30, 2016.

c.	Changes in Internal Control Over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems.  No change occurred in our internal controls over financial reporting during the quarter ended July 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding the Company’s executive officers and members of the Parent Board as of the date of this filing:

Name	Age	Position with Company
Karen W. Katz	59	Director, President and Chief Executive Officer
Donald T. Grimes	54	Executive Vice President, Chief Operating Officer and Chief Financial Officer
James J. Gold	52	President, Chief Merchandising Officer
John E. Koryl	46	President, Neiman Marcus Stores and Online
Joshua G. Schulman	45	President of Bergdorf Goodman and President of NMG International
Sarah W. Miller	47	Senior Vice President and Chief Information Officer
Thomas J. Lind	60	Senior Vice President, Corporate Business Strategy, Properties and Store Development
Tracy M. Preston	50	Senior Vice President, General Counsel and Corporate Secretary
T. Dale Stapleton	58	Senior Vice President and Chief Accounting Officer
Joseph N. Weber	49	Senior Vice President, Chief Human Resources Officer
David B. Kaplan	48	Chairman of the Board
Nora A. Aufreiter	56	Director
Norman H. Axelrod	64	Director
Philippe E. Bourguignon	68	Director
Adam B. Brotman	46	Director
Shane D. Feeney	46	Director
Dennis T. Gies	37	Director
Scott T. Nishi	41	Director

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

Joshua G. Schulman.  Mr. Schulman joined us as President of Bergdorf Goodman on May 7, 2012. Following the acquisition of MyTheresa in October 2014, he also became President of NMG International. From 2007 until February 2012, Mr. Schulman was Chief Executive Officer of Jimmy Choo, Ltd, a fashion designer and retailer. From 2005 until 2007, he served as President of Kenneth Cole New York and in senior executive roles at Gap, Inc. as Managing Director/International Strategic Alliances and Senior Vice President/International Merchandising and Product Development, both fashion design and retailing companies. Previously he served in senior executive roles at Gucci Group NV, a fashion designer and retailer, from 1997 to 2005. Mr. Schulman also serves on the board of directors of Farrow & Ball Ltd., a London-based manufacturer and seller of luxury paint and wall coverings.

Sarah W. Miller. Ms. Miller has served as Senior Vice President and Chief Information Officer since September 2016. From July 2013 to September 2016, she served as our Vice President of Enterprise Applications. From 2007 until joining us in July 2013, she served in various roles of increasing responsibility for information technology at Lowe’s Companies, Inc., a home improvement retailer, most recently as Director of IT Operational Excellence and Business Intelligence. Prior to Lowe’s Companies, she was the Chief Information Officer for Nash Finch Company, a food distribution company. She began her career with IBM.

 Thomas J. Lind.  Mr. Lind has served as Senior Vice President, Properties, Spend Management and Capital Planning from April 2016, after serving as Senior Vice President, Corporate Strategy, Properties and Store Development since August 1, 2014. He was appointed Senior Vice President, Corporate Strategies in July 2013 and from 2010 to July 2013 he served as Senior Vice President, Program Management. Since joining us in 1983, he has served in various executive positions including Senior Vice President, Managing Director, Last Call from 2009 until 2010; Senior Vice President, Director of Stores and Store Operations from 2006 until 2009; and Senior Vice President, Director of Stores from 2000 until 2006. From August 2012 until July 2013, Mr. Lind was on assignment as Chief Operating Officer of Glamour Sales Holdings Limited, a privately held e‑commerce company based in Hong Kong.

Tracy M. Preston.  Ms. Preston joined us as Senior Vice President and General Counsel on February 18, 2013. She was appointed Corporate Secretary in January 2016. From January 2002 until February 2013, she held various positions, including Chief Compliance Officer and Chief Counsel for global supply chain, global human resources and litigation, at Levi Strauss & Co., a brand‑name apparel company. Previously she was a partner with the law firm of Orrick, Herrington & Sutcliffe LLP.

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

David B. Kaplan. Mr. Kaplan is Chairman of the Parent Board and has served as a member of the Parent Board since October 2013. Mr. Kaplan is a Co‑Founder of Ares Management, L.P. ("Ares Management"), which is affiliated with some of our Sponsors, and a Director and Partner of Ares Management GP LLC, Ares Management’s general partner. He is a Partner of Ares Management, Co‑Head of its Private Equity Group and a member of its Management Committee. He additionally serves on several of the investment committees for the funds managed by the Ares Private Equity Group. Mr. Kaplan joined Ares Management in 2003 from Shelter Capital Partners, LLC, a private equity firm, where he was a Senior Principal from June 2000 to April 2003. From 1991 through 2000, Mr. Kaplan was affiliated with, and a Senior Partner of, Apollo Management, L.P., a global alternative investment manager, and its affiliates, during which time he completed multiple private equity investments from origination through exit. Prior to Apollo Management, L.P., Mr. Kaplan was a member of the Investment Banking Department at Donaldson, Lufkin & Jenrette Securities Corp., an investment banking and securities firm. Mr. Kaplan currently serves as Chairman of the board of directors of Smart & Final Stores, Inc., a value-oriented food and everyday staples retailer, and as a member of the boards of directors of ATD Corporation, a replacement tire distributor, and the parent entities of 99 Cents Only Stores LLC, a deep‑discount retailer, Floor and Decor Outlets of America, Inc., a specialty retailer of hard surface flooring and related accessories, and Guitar Center, Inc., a musical instruments retailer. Mr. Kaplan’s previous public company board of directors experience includes Maidenform Brands, Inc., an intimate apparel retailer, where he served as the company’s Chairman, GNC Holdings, Inc., a specialty retailer of health and wellness products, Dominick’s Supermarkets, Inc., a grocery store retailer, Stream Global Services, Inc., a business process outsourcing provider, Orchard Supply Hardware Stores Corporation, a home improvement retailer, and Allied Waste Industries Inc., a waste services company. Mr. Kaplan also serves on the board of directors of Cedars‑Sinai Medical Center, is a Trustee of the Center for Early Education and serves on the President’s Advisory Group of the University of Michigan. Mr. Kaplan graduated with High Distinction, Beta Gamma Sigma, from the University of Michigan, School of Business Administration with a B.B.A. concentrating in Finance. Mr. Kaplan’s over 20 years of experience managing investments in, and serving on the boards of directors of, companies operating in various industries led to the conclusion that he should serve as a member of the Parent Board.

Nora A. Aufreiter. Ms. Aufreiter has served as a member of the Parent Board since January 2014. She is a Director Emeritus of McKinsey and Company, a global management consulting firm, retiring in June 2014 after more than 27 years where she was a Director and senior partner. During her years at McKinsey, she worked with major retailers, financial institutions and other consumer‑facing companies in the U.S., Canada and internationally. Over the course of her career she led the North American Retail practice, the Toronto office, as well as McKinsey’s Consumer Digital, Omni Channel and Branding service lines. Ms. Aufreiter also serves on the boards of directors of The Kroger Company, one of the world’s largest supermarket operators, Scotiabank, Canada’s most international bank with operations in over 55 countries and Cadillac Fairview, one of North America's largest owners, operators and developers of commercial real estate. Ms. Aufreiter began her career at Bank of America as a corporate finance officer. She has an M.B.A. from the Harvard Business School and a H.B.A. from The University of Western Ontario’s Ivey School of Business. Ms. Aufreiter’s digital, omni channel, branding and retail experience greatly enhances the Parent Board's effectiveness.

Norman H. Axelrod. Mr. Axelrod has served as a member of the Parent Board since October 2013. Beginning in 1988, Mr. Axelrod served as Chief Executive Officer and a member of the board of directors of Linens ‘n Things, Inc., a retailer of home textiles, housewares and decorative home accessories, was appointed as Chairman of its board of directors in 1997, and served in such capacities until its acquisition in February 2006. Mr. Axelrod is also the Chairman of the boards of directors of the parent entities of Guitar Center, Inc., a musical instruments retailer, and Floor and Decor Outlets of America, Inc., a specialty retailer of hard surface flooring and related accessories, and serves on the boards of directors of Smart & Final Stores Inc., a value-oriented food and everday staples retailer, the parent entity of 99 Cents Only Stores LLC, a deep‑discount retailer, and Jaclyn, Inc., a handbags and apparel company. Mr. Axelrod has also previously served as the Chairman of the boards of directors of GNC Holdings, Inc., a specialty retailer of health and wellness products, National Bedding Company LLC, a mattress and bedding product manufacturer, and Simmons Company, a mattress and bedding product manufacturer, and as a member of the boards of directors of Reebok International Ltd., a leading worldwide designer and marketer of sports, fitness and casual footwear, apparel and equipment, and Maidenform Brands, Inc., an intimate apparel retailer. Mr. Axelrod currently provides and has provided in the past consulting services to certain Ares entities. Mr. Axelrod received a B.S. in Management and Marketing from Lehigh University and an M.B.A. from New York University. Mr. Axelrod’s vast experience led to the conclusion that he should serve as a member of the Parent Board.

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

Adam B. Brotman. Mr. Brotman has served as a member of the Parent Board since April 2014. He is chief digital officer for Starbucks Coffee Company, a premier roaster and retailer of specialty coffee, where he serves as a key member of the Starbucks senior leadership team. Prior to joining Starbucks in April 2009, Mr. Brotman held several key leadership positions at leading digital media companies, and most recently was CEO of Barefoot Yoga Company, a consumer products e‑commerce company. He served as Senior Vice President at Corbis, a digital content and worldwide entertainment and licensing company, and founded PlayNetwork, Inc., a leading provider of in‑store digital media and entertainment services for businesses worldwide. Mr. Brotman holds a Bachelor of Arts degree from the University of California, Los Angeles, and a Juris Doctor from the University of Washington. He serves on several corporate and non‑profit boards including the University of Washington Master of Communication in Digital Media advisory board. He previously served on the board of directors of PlayNetwork, Inc. Mr. Brotman’s vast experience in today’s technology and social media is a great asset to our omni‑channel brand.

Shane D. Feeney. Mr. Feeney has served as a member of the Parent Board since October 2013. He is a Managing Director and Head of Direct Private Equity at CPPIB Equity Investments Inc. ("CPPIB Equity"), which is affiliated with certain of our Sponsors. In 2010, Mr. Feeney joined CPPIB Equity from Bridgepoint Capital Limited, a major international private equity group in London, U.K. Prior to joining Bridgepoint Capital Limited, Mr. Feeney was a partner and founding member of Hermes Private Equity Limited’s direct investing business where he was involved in several U.K. private equity investments between 2003 and 2009. From 1998 through 2003, Mr. Feeney was an Associate Director with Morgan Grenfell Private Equity Limited in London where he worked on numerous European private equity transactions from origination to exit across multiple industry sectors. Mr. Feeney previously served on the board of directors of the parent entities of 99 Cents Only Stores LLC, a deep‑discount retailer, Air Distribution Technologies, Inc., a provider of residential and commercial air distribution and ventilation solutions, The Gates Corporation, a global diversified industrial company, Livingston International, Inc., a provider of customs brokerage and trade compliance services, and Tomkins Building Products, Inc., a manufacturer of automotive and construction products. Mr. Feeney received a B.A. in Economics from Dartmouth College and an M.B.A. from INSEAD. Mr. Feeney’s financial expertise, as well as experience as a private equity investor evaluating and managing investments in companies across various industries and as a member of the boards of directors of other private companies, led to the conclusion that he should serve as a member of the Parent Board.

Dennis T. Gies. Mr. Gies has served as a member of the Parent Board since July 2016. He is a Principal in the Private Equity Group of Ares Management, which is affiliated with some of our Sponsors. Mr. Gies joined Ares Management in 2006 from UBS Investment Bank, where he participated in the execution of a variety of transactions, including leveraged buyouts, mergers and acquisitions, dividend recapitalizations and debt and equity financings. Mr. Gies currently serves on the boards of directors of Smart & Final Stores, Inc., a value-oriented food and everyday staples retailer; the parent entity of 99 Cents Only Stores LLC, a deep-discount retailer; and Sotera Defense Solutions, Inc., a national defense information technology contractor. Mr. Gies also serves on the Board of Trustees of the Center for Early Education in Los Angeles, California. Mr. Gies graduated with an MS in Electrical Engineering from the University of California, Los Angeles and with a BS in Electrical Engineering from Virginia Tech. Mr. Gies’ financial expertise and his experience as a private equity investor evaluating and managing investments in companies across various industries led to the conclusion that he should serve as a member of the Parent Board.

Scott T. Nishi. Mr. Nishi has served as a member of the Parent Board since September 2013. He is a Senior Principal in the Direct Private Equity group of CPPIB Equity, which is affiliated with certain of our Sponsors. Mr. Nishi serves on the boards of directors of the parent entity of Petco Animal Supplies, a leading retailer of pet food and supplies, and the parent entity of 99 Cents Only Stores. Mr. Nishi joined CPPIB Equity in 2007 from Oliver Wyman, a management consultancy where he advised consumer, healthcare and technology companies. Previously, Mr. Nishi was at Launchworks, a venture capital firm that invested in early stage technology companies. Mr. Nishi holds an MBA from the Richard Ivey School of Business at the University of Western Ontario and a B.Sc. from the University of British Columbia. Mr. Nishi’s financial expertise, as well as experience as a private equity investor evaluating and managing investments in companies across various industries, led to the conclusion that he should serve as a member of the Parent Board.

Board Composition and Terms

As of July 30, 2016, the Parent Board was composed of nine directors. Each director serves for annual terms until his or her successor is elected and qualified, or until such director’s earlier death, resignation or removal.

Pursuant to the terms of the Stockholders Agreement, dated October 25, 2013, by and among Parent, our Sponsors and the other security holders party thereto (the "Stockholders Agreement"), each of our Sponsors has the right to designate three members of the Parent Board and to jointly designate two independent members of the Parent Board, in each case for so long as they or their respective affiliates own at least 25% of the shares of Parent’s Class A Common Stock, par value $0.001 per share ("Class A Common Stock") that they owned as of the closing of the Acquisition. The Stockholders Agreement also provides for the election of the current chief executive officer of Parent to the Parent Board and, to the extent permitted by applicable laws and regulations and subject to certain exceptions, for equal representation on the boards of directors of our subsidiaries with respect to directors designated by our Sponsors and the appointment of at least one of the directors designated by each Sponsor to each committee of the Parent Board. For additional detail regarding the Stockholders Agreement, see “Certain Relationships and Related Transactions, and Director Independence—Stockholders Agreement.”
Committees of the Parent Board

The Parent Board has the authority to appoint committees and, subject to certain exceptions, to delegate to such committees the power and authority of the Parent Board to manage the business and affairs of Parent, and in turn, Holdings and the Company, and perform administrative functions. The Parent Board has established an Audit Committee and a Compensation Committee, and the composition and responsibilities of these standing committees are described below. Members will serve on these committees until their resignation or until otherwise determined by the Parent Board.
Audit Committee

The members of the Audit Committee are Messrs. Gies and Nishi. The Audit Committee assists the Parent Board in its oversight of (i) our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) any independent registered public accounting firm engaged by us and (iv) our internal audit function.

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

The named executive officers for fiscal year 2016 (the "named executive officers") are:

•	Karen W. Katz, who serves as President and Chief Executive Officer and a member of the Parent Board and is our principal executive officer;

•	Donald T. Grimes, who serves as Executive Vice President, Chief Operating Officer and Chief Financial Officer and is our principal financial officer;

•	James J. Gold, who serves as President, Chief Merchandising Officer;

•	John E. Koryl, who serves as President, Neiman Marcus Stores and Online; and

•	Joshua G. Schulman, who serves as President of Bergdorf Goodman and President of NMG International.

Compensation Philosophy and Objectives.  We have been in business for over a century and are one of the largest luxury, multi-branded, omni-channel fashion retailers in the world.  Our continued success depends on the skills of talented executives who are dedicated to achieving solid financial performance, providing outstanding service to our customers and managing our assets wisely.  Our compensation program – comprised of base salary, annual bonus, long-term incentives and benefits – is designed to meet the following objectives:

•	Recruit and retain executives who possess exceptional ability, experience and vision to sustain and promote our preeminence in the marketplace.

•	Motivate and reward the achievement of our short- and long-term goals and operating plans.

•	Align the interests of our executives with the financial and strategic objectives of our stockholders.

•
Provide total compensation opportunities that meet the expectations of a highly skilled executive team, are aligned and consistent with our underlying performance, and are competitive with the compensation practices and levels offered by companies with whom we compete for executive talent.

Individual Compensation Components

Base Salary. Base salary is intended to provide a base level of compensation commensurate with an executive’s job title, role, tenure and experience. We utilize base salary as a building block of our compensation program, establishing a salary range for particular positions based on survey data and job responsibilities. Being competitive in base salary is a minimum requirement to recruit and retain skilled executives. Specifically, base salary levels of the named executive officers are determined based on a combination of factors, including our compensation philosophy, market compensation data, competition for key executive talent, the named executive officer’s experience, leadership, achievement of specified business objectives, individual performance, our overall budget for merit increases and attainment of our financial goals. Salaries are generally reviewed shortly after the end of each fiscal year as part of our performance and compensation review process as well as at other times to recognize a promotion, change in job responsibilities or performance. Merit increases are usually awarded to the named executive officers in the same percentage range as all employees and are based on overall performance and competitive market data, except in those situations where individual performance and other factors justify awarding increases above or below this range. Merit increases typically range between two and eight percent.

In addition, Ms. Katz and Messrs. Grimes and Gold have employment agreements that set minimum salaries, more fully described under the heading “Employment and Other Compensation Agreements” below.

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

All named executive officers are eligible for annual bonus incentives. Threshold, target and maximum annual performance incentives, stated as a percentage of base salary, are established for each of the named executive officers at the beginning of each fiscal year. The objectives set for our named executive officers are based primarily on our overall financial results. When an executive officer has responsibility for a particular business unit or division, the performance goals also include the operational performance of that unit or division. Actual awards earned by the named executive officers are determined based on an assessment of our overall performance and a review of each named executive officer’s contribution to our overall performance. Other components may also be considered from time to time at the discretion of the Compensation Committee.

The employment agreements of Ms. Katz and Messrs. Grimes and Gold contain provisions regarding target levels and the payment of annual incentives and are more fully described under the heading “Employment and Other Compensation Agreements” below.

Long-term Incentives. Long-term incentives in the form of stock options are intended to promote sustained high performance and to align our executives’ interests with those of our equity investors. As stock options create value for the executives if the value of our Company increases, this creates a direct correlation between the interests of our executives and the interests of our equity investors.

Equity awards become effective on the date of grant, which typically coincides with the date of approval by the Compensation Committee or, if later, the date of a new hire or a promotion. We have no set practice as to when the Company makes equity grants, and we evaluate from time to time whether grants should be made.

The Parent Board made initial stock option grants on November 5, 2013 under the NM Mariposa Holdings, Inc. Management Equity Incentive Plan (the "Management Incentive Plan") to the named executive officers (other than Mr. Grimes) and 17 other senior officers. The initial stock option grants were made following the Acquisition to retain the senior management team and enable them to share in our growth along with our equity investors. The initial stock option grants were awarded at an exercise price of $1,000 per share and consisted of time-vested non-qualified stock options and performance-vested non-qualified stock options. The Compensation Committee granted stock options to Mr. Grimes on July 21, 2015 in connection with his hiring. These stock option grants were awarded at an exercise price of $1,205 per share and consisted of time-vested non-qualified stock options and performance-vested non-qualified stock options. In September 2016, with the approval of our Compensation Committee, these options were repriced to an exercise price of $1,000 per share. Each grant of non-qualified stock options consists of options to purchase an equal number of shares of Class A Common Stock and Parent's Class B Common Stock, par value $0.001 per share ("Class B Common Stock"). On each of the first five anniversaries of the date of the grant, 20% of the time-vested non-qualified stock options vest and become exercisable, resulting in such stock options becoming fully vested and exercisable on the fifth anniversary date of the grant. The performance-vested non-qualified stock options vest on the achievement of certain performance hurdles. The stock options expire on the tenth anniversary date of the grant.

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

•
Annual incentive bonus awards are based on our Plan Earnings (as defined below under the heading "2016 Executive Officer Compensation") and sales. For Bergdorf Goodman, annual incentive bonus awards are based on Plan Earnings and sales of both the Company as a whole and Bergdorf Goodman specifically. The annual incentive bonus awards are all set at the beginning of each fiscal year based on the achievement of goals that the Compensation Committee believes will be challenging yet attainable. Maximum target payouts are capped at a pre-established percentage of base salary.

The Compensation Committee has the authority to adjust incentive plan payouts and the granting of stock option awards, which may further reduce any business risk associated with such plan payouts and stock option grants.  The Compensation Committee also monitors compensation policies and programs to determine whether risk management objectives are being met.

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

Role of the Compensation Consultants. The Compensation Committee generally retains the services of compensation consultants for limited purposes. Management retains an independent compensation consultant, Hay Group, to provide comparative market data regarding executive compensation to assist the Compensation Committee in establishing reference points for the base salary, annual incentive and long-term incentive components of our compensation package. Hay Group also provides information regarding general market trends in compensation, compensation practices of other retail companies and regulatory and compliance developments. The fees paid to Hay Group for its services in fiscal year 2016 totaled approximately $156,000, all of which were related to the services described above. Hay Group does not have any other affiliations with us, nor does it provide other services to us.

2016 Executive Officer Compensation

Ultimately, our named executive officers’ total compensation is based on the level of performance of the Company and/or the Company’s applicable business unit or division.  The Compensation Committee uses its discretion in making decisions on the overall compensation packages of our executive officers based on current market conditions, business trends and overall Company performance.

We have identified an industry peer group that includes the 17 companies listed below for purposes of benchmarking the compensation of our named executive officers. These companies are intended to represent our competitors for business and talent. Their executive compensation programs are compared to ours, as is the compensation of individual executives if the jobs of such executives are sufficiently similar to make the comparison meaningful. The comparison data is generally intended to ensure that the compensation of our named executive officers, both individually and as a whole, is appropriately competitive relative to our performance. We believe that this practice is appropriate in light of the high level of commitment, job demands and the expected performance contribution required from each of our executive officers. We generally target our direct compensation to be positioned between the 50th and 75th percentile levels of the compensation packages received by executives in our peer group of industry related companies. In the first quarter of fiscal year 2016, our compensation consultant, Hay Group, conducted a benchmarking review of the compensation of all of our senior officers, including our named executive officers. No significant changes in design or levels of executive compensation were made during fiscal year 2016 as a result of the review.

Abercrombie & Fitch	Macy's
Ann Inc.	Michael Kors
Coach	Nordstrom
The Gap	Ralph Lauren
Hudson's Bay	Restoration Hardware
J.C. Penney	Tiffany & Co.
Kate Spade	Urban Outfitters
Kohl’s	Williams-Sonoma
L Brands (formerly Limited)

In addition to benchmarking against the select companies above, we also review various third party compensation survey reports.

Base Salary. The table below shows the base salaries for fiscal years 2015 and 2016 for each of the named executive officers. None of our named executive officers received a base salary increase for fiscal year 2016.

2015 and 2016 Base Salary ($)
Karen W. Katz	$1,100,000
Donald T. Grimes	725,000
James J. Gold	820,000
John E. Koryl	625,000
Joshua G. Schulman	610,000

Amounts actually earned by each of the named executive officers in fiscal years 2014, 2015 and 2016 are listed in the Summary Compensation Table.

Annual Incentive Bonus. In determining annual incentive bonus amounts for the named executive officers, the Compensation Committee considers their performance relative to the pre‑established goals that are set at the beginning of the fiscal year. The Compensation Committee set the threshold, target and maximum performance targets at levels they believed were challenging, yet attainable, based on historical company performance and industry and market conditions. Goals were established at the division and business unit levels where appropriate for each of the named executive officers. As it relates to our annual incentive compensation program, this performance assessment is a key variable in determining the amount of total compensation paid to our named executive officers.

Fiscal year 2016 target annual incentives and relative performance weights for the named executive officers were as follows:

Name	Target Bonus As Percent of Base Salary	Plan Earnings	Sales
Karen W. Katz	125%	70%	30%
Donald T. Grimes	75%	70%	30%
James J. Gold	75%	70%	30%
John E. Koryl	60%	70%	30%
Joshua G. Schulman (1)	60%	70%	30%

(1)	Since Mr. Schulman has responsibility over Bergdorf Goodman, 50% of Mr. Schulman's performance goals are based on the results of Bergdorf Goodman.

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
Metrics used for each executive, as well as the relative weights assigned to the metrics, are based on strategic business drivers of the particular business unit or division that the executive manages. For fiscal year 2016, such metrics were based on Plan Earnings (as defined below) and sales. Bonus payout percentages for fiscal year 2016 are as follows:

Payout As Percent of Target
Neiman Marcus Group
Plan Earnings	—%
Sales	—%

Bergdorf Goodman
Plan Earnings	—%
Sales	—%
We define Plan Earnings as earnings before interest, taxes, depreciation, amortization and impairment charges, further adjusted to eliminate the effects of items the Compensation Committee does not consider in assessing the Company's ongoing performance such as non‑cash stock‑based compensation expense, certain advisory and other fees, and certain other expenses.
2016 Annual Incentive Bonus. Actual operating performance for fiscal year 2016 for each of the Neiman Marcus Group and Bergdorf Goodman was below the applicable performance thresholds set at the beginning of the year, and therefore no annual incentive bonus amounts were paid to any of the named executive officers with respect to either operating division.

Ms. Katz and Mr. Gold have minimum threshold, target and maximum percentages of incentive payouts pursuant to their employment agreements. Mr. Grimes has target and maximum percentages of incentive payouts pursuant to his employment agreement. These employment agreements are more fully described under “Employment and Other Compensation Agreements.”

2016 Discretionary Bonuses. After careful consideration of our results of operations and the performance of our management team, the Compensation Committee approved the following discretionary bonuses to named executive officers for fiscal 2016:

•	a $75,000 cash bonus to Mr. Grimes; and

•	a $50,000 cash bonus to each of Messrs. Gold, Koryl and Schulman.

The Compensation Committee awarded these amounts in recognition of the strategic leadership that these named executive officers demonstrated in fiscal 2016 during a challenging economic environment in the retail industry. The Compensation Committee gave particular consideration to these named executive officers’ success in implementing our Organizing for Growth initiative, which resulted in substantial cost savings during fiscal 2016 that the Compensation Committee believes benefited the Company and its equity holders.

Predecessor Stock Options. At the time of the Acquisition, we had outstanding vested and unvested stock options (referred to as "Predecessor Stock Options"). In connection with the Acquisition, all unvested stock options became fully vested on October 25, 2013 and, along with all outstanding vested stock options, all such Predecessor Stock Options (other than the Co-Invest Stock Options described below) were settled and cancelled in exchange for an amount equal to the excess of the per share merger consideration over the exercise prices of such stock options.

Co-Invest Stock Options. At the time of the Acquisition, certain management employees including the named executive officers (other than Mr. Grimes) elected to exchange a portion of their Predecessor Stock Options for stock options to purchase shares of Parent (the "Co-Invest Stock Options"). The Co-Invest Stock Options are fully vested. The number of stock options and exercise prices were adjusted pursuant to an exchange ratio in connection with the Acquisition. The Co-Invest

Stock Options are exercisable at any time prior to the applicable expiration dates related to the original grant of the Predecessor Stock Options. The Co-Invest Options contain sale and repurchase provisions that expire upon an initial public offering.

Parent Stock Options. On November 5, 2013, the Parent Board granted time-vested non-qualified stock options and performance-vested non-qualified stock options to the named executive officers (other than Mr. Grimes) pursuant to the Management Incentive Plan. Each grant of non-qualified stock options consists of options to purchase an equal number of shares of Class A Common Stock and Class B Common Stock. The size of stock option grants to the named executive officers in connection with the Acquisition was determined by the Parent Board based on the experience of its members in establishing compensation for companies across multiple industries, as well as the input of the Company’s CEO, who has significant experience in the Company’s industry and a deep understanding of the respective duties and responsibilities of the named executive officers. At the time of the Acquisition, the Parent Board determined the size of the grant of stock options to Ms. Katz. The Parent Board also, in consultation with Ms. Katz, determined the sizes of the grants of stock options to the other named executive officers.

On July 21, 2015, the Compensation Committee granted time-vested non-qualified stock options and performance-vested non-qualified stock options to Mr. Grimes pursuant to the Management Incentive Plan in connection with his hiring.

Subject to continued employment, 20% of the time-vested non-qualified stock options vest and become exercisable on each of the first five anniversaries of the date of the grant, resulting in such options becoming fully vested and exercisable on the fifth anniversary date of the grant. The performance-vested options vest on the achievement of certain performance hurdles. In September 2016, the Compensation Committee approved amendments to the performance-vested options to revise the performance hurdles. As amended, the performance-vested options vest when the amount of capital returned to the sponsors with respect to their shares (at least 50% of which is in cash) exceeds the applicable multiple of the capital invested by the sponsors, and the internal rate of return exceeds ten percent. The applicable multiple with respect to 40% of the performance-vested options is 1.5x; with respect to 30% of the performance-vested options is 1.75x; and with respect to 30% of the performance-vested options is 2.25x. These time-vested and performance-vested non-qualified stock options were granted at an exercise price of $1,000 per share (other than those granted to Mr. Grimes, which were initially granted at an exercise price of $1,205 per share and later repriced to $1,000 per share as described in the paragraph below) and such options will expire no later than the tenth anniversary of the grant date. The time-vested non-qualified stock options and the performance-vested non-qualified stock options contain sale and repurchase provisions (including repurchase provisions in the event of a participant's termination of employment) that expire upon an initial public offering.

In September 2016, the Compensation Committee determined that the exercise prices of the time-vested and performance-vested non-qualified stock options that were originally granted to Mr. Grimes at $1,205 per share were substantially higher than the fair market value of Parent's common stock as of September 2016. In order to enhance the retentive value of these options, the Compensation Committee approved a repricing of these options to an exercise price of $1,000 per share, which is the same as the exercise price of the time-vested and performance-vested non-qualified stock options held by the other named executive officers.

Other Compensation Components

We maintain the following compensation components to provide a competitive total rewards package that supports retention of key executives.

Health and Welfare Benefits. Executive officers are eligible to participate under the same plans as all other eligible employees for medical, dental, vision, disability and life insurance. The named executive officers also receive benefits under a supplemental medical policy available to our senior executives. These benefits are intended to be competitive with benefits offered in the retail industry.

Pension Plan. Prior to 2008, most non-union employees over age 21 who had completed one year of service with 1,000 or more hours participated in our defined benefit pension plan (referred to as the "Pension Plan"), which paid benefits upon retirement or termination of employment. The Pension Plan is a “career-accumulation” plan, under which a participant earns each year a retirement annuity equal to one percent of his or her compensation for the year up to the Social Security wage base and one and a half percent of his or her compensation for the year in excess of such wage base. A participant becomes fully vested after five years of service with us. Effective as of December 31, 2007, eligibility and benefit accruals under the Pension Plan were frozen for all participants except for those “Rule of 65” employees who elected to continue participation in the Pension Plan. “Rule of 65” employees included only those active employees who had completed at least ten years of service and whose combined years of service and age equaled at least 65 as of December 31, 2007. Ms. Katz was a “Rule of 65” employee as of December 31, 2007, and elected to continue participation in the Pension Plan. For Mr. Gold, benefits and accruals under the Pension Plan were frozen effective as of December 31, 2007. Effective August 1, 2010, all benefits and accruals under the Pension Plan were frozen and all remaining participants were moved into our Retirement Savings Plan (referred to as the "RSP"), a new enhanced 401(k) plan. Ms. Katz’s benefits and accruals under the Pension Plan were moved into the RSP effective December 31, 2010.

Savings Plans. Effective January 1, 2008, our RSP was established and offered to all employees, including the named executive officers, as the primary retirement plan. Benefits and accruals under a previous 401(k) plan, our Employee Savings Plan (referred to as the "ESP"), as well as benefits and accruals under the Pension Plan, were frozen as of that date. All future and current employees who were not already enrolled in the ESP were automatically enrolled in the RSP. “Rule of 65” employees, as described above, were given a choice to either continue participation in the Pension Plan and the ESP or freeze what was earned under those plans through December 31, 2007 and participate in the RSP. The RSP is a tax-qualified defined contribution 401(k) plan that allows participants to contribute up to the limit prescribed by the Internal Revenue Service on a pre-tax basis. The Company matches 100% of the first 3% and 50% of the next 3% of pay that is contributed to the RSP. All employee contributions to the RSP are fully vested upon contribution. Company matching contributions vest after two years of service. The Company matched 100% of the first 2% and 25% of the next 4% of pay that was contributed to the ESP. All employee contributions to the ESP were fully vested upon contribution. Company matching contributions vested after three years of service. Effective August 1, 2010, benefits and accruals under the ESP were frozen for the remaining “Rule of 65” active employees and such participants were moved into the RSP. Messrs. Koryl and Schulman became eligible to participate in the RSP one year after their respective hire dates. Mr. Grimes became eligible to participate in the RSP on his hire date and the Company began matching his contributions on January 15, 2016.

Supplemental Retirement Plan and Key Employee Deferred Compensation Plan. U.S. tax laws limit the amount of benefits that we can provide under our tax-qualified plans. We maintain our Supplemental Executive Retirement Plan (referred to as the SERP Plan) and our Key Employee Deferred Compensation Plan (referred to as the "KEDC Plan"), which are unfunded, non-qualified arrangements intended to provide the named executive officers and certain other key employees with additional benefits, including the benefits that they would have received under the RSP if the tax law limitations did not apply and if certain other components of compensation could be included in calculation of benefits under our tax-qualified plans. Prior to 2008, executive, administrative and professional employees (other than those employed as salespersons) with an annual base salary at least equal to a minimum established by the Company were eligible to participate in the SERP Plan. Similar to the Pension Plan, effective December 31, 2007, eligibility and benefit accruals under the SERP Plan were frozen for all participants not meeting the “Rule of 65” and such participants were moved into our Defined Contribution Supplemental Executive Retirement Plan ("DC SERP"). Effective August 1, 2010, all benefits and accruals under the SERP Plan for “Rule of 65” employees were frozen and such participants were moved into the DC SERP. SERP Plan related benefits are more fully described under “Pension Benefits.”

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

Confidentiality, Non-Competition and Termination Benefits Agreements. Each of Messrs. Koryl and Schulman is a party to a confidentiality, non-competition and termination benefits agreement with us. The confidentiality, non-competition and termination benefits agreements provide for severance benefits if the employment of the affected individual is terminated by us other than for death, “disability,” or “cause” or by the executive for "good reason." These agreements provide for a severance payment equal to one and one-half annual base salary of the named executive officer, payable over an 18-month period, and reimbursement for COBRA premiums for the same period. The employment agreements for Ms. Katz and Messrs. Grimes and Gold contain similar restrictive covenant provisions as described more fully under the heading “Employment and Other Compensation Agreements” in this section.

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

Section 162(m). Section 162(m) of the Code ("Section 162(m)") generally disallows public companies a tax deduction for compensation in excess of $1,000,000 paid to their chief executive officers and the three other most highly compensated executive officers (excluding the chief financial officer) unless certain performance and other requirements are met. Our intent generally is to design and administer executive compensation programs in a manner that will preserve the deductibility of compensation paid to our named executive officers, and we believe that a substantial portion of our current executive compensation program (including the stock options and other awards that may be granted to our named executive officers as described above) satisfies the requirements for exemption from the $1,000,000 deduction limitation in the event of an initial public offering. We intend to comply with applicable laws in order to rely on the transition rules under Section 162(m) for newly public companies. To the extent the transition rules under Section 162(m) apply to us, the $1,000,000 deduction limitation would not apply. However, we reserve the right to design programs that recognize a full range of performance criteria important to our success, even where the compensation paid under such programs may not be deductible.

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

COMPENSATION COMMITTEE

David Kaplan
Shane Feeney

Summary Compensation Table
The following table sets forth the annual compensation for the named executive officers.

Name and Principal Position(s)	Fiscal Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
Karen W. Katz President and Chief Executive Officer	2016	$1,100,000	$—	$—	$—	$905,001	$274,866	$2,279,867
	2015	1,100,000	—	—	—	247,294	425,914	1,773,208
	2014	1,070,000	—	20,452,674	958,988	798,000	3,325,621	26,605,283

Donald T. Grimes Executive Vice President, Chief Operating Officer and Chief Financial Officer	2016	725,000	75,000	—	—	—	59,649	859,649
	2015	97,596	300,000	3,825,580	—	—	31,786	4,254,962

James J. Gold President, Chief Merchandising Officer	2016	820,000	50,000	—	—	219,000	157,101	1,246,101
	2015	820,000	—	—	—	45,000	200,057	1,065,057
	2014	800,000	100,000	6,574,044	411,600	156,000	2,890,940	10,932,584

John E. Koryl President, Neiman Marcus Stores and Online	2016	625,000	50,000	—	—	—	66,509	741,509
	2015	625,000	—	—	—	—	78,425	703,425
	2014	550,000	100,000	3,652,700	213,510	—	624,542	5,140,752

Joshua G. Schulman President of Bergdorf Goodman and President of NMG International	2016	610,000	50,000	—	—	—	68,295	728,295
	2015	610,000	—	—	53,802	—	74,994	738,796
	2014	510,000	100,000	3,652,700	216,036	—	275,445	4,754,181

(1)
The amounts for Messrs. Grimes, Gold, Koryl and Schulman for fiscal year 2016 represent discretionary bonuses described above under "Compensation Discussion and Analysis — 2016 Executive Officer Compensation — 2016 Discretionary Bonuses." The amount for Mr. Grimes for fiscal year 2015 represents a one-time signing bonus pursuant to the terms and conditions of his employment agreement. The amounts for Messrs. Gold, Koryl and Schulman for fiscal year 2014 represent a transaction bonus awarded for their efforts in the success of the Acquisition.

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

(4)
The amounts in this column represent the change in the actuarial value of the named executive officers’ benefits under our retirement and supplemental executive retirement plans from August 2, 2015 to July 30, 2016. This “change in the actuarial value” is the difference between the fiscal year 2015 and fiscal year 2016 present value of the pension benefits accumulated as of year-end by the named executive officers, assuming that the benefit is not paid until age 65. These amounts were computed using the same assumptions used for financial statement reporting purposes under ASC Subtopic 715-30, “Defined Benefit Plans - Pension” as described in Note 12 of the Notes to Consolidated Financial Statements.

Also included in this column for Ms. Katz is $2,001 of earnings in the Key Employee Deferred Compensation Plan that were in excess of 120% of the federal long-term rate for the period August 2, 2015 to July 30, 2016.

(5)
Includes all items listed in the following table entitled “All Other Compensation.” The value of perquisites and other personal benefits is provided in this column and in the footnotes below even if the amount is less than the reporting threshold established by the SEC.

The table below sets forth all other compensation for each of the named executive officers.

All Other Compensation for Fiscal Year 2016	Karen W. Katz ($)	Donald T. Grimes ($)	James J. Gold ($)	John E. Koryl ($)	Joshua G. Schulman ($)
401(k) plan contributions paid by us	$11,925	$8,369	$9,567	$11,925	$11,911
Deferred compensation plan match	23,838	—	—	—	—
DC SERP contributions paid by us	137,624	—	87,967	37,800	42,121
Group term life insurance	3,898	2,171	1,987	1,108	923
Supplemental executive medical insurance	11,940	11,940	11,940	11,940	11,940
Financial counseling/tax preparation	4,071	5,725	5,000	—	—
Long-term disability	1,400	1,400	1,400	1,400	1,400
New York travel reimbursement (1)	23,866	—	12,531	—	—
Gross-ups for New York non-resident taxes (2)	56,304	—	26,709	2,336	—
Relocation expenses (3)	—	30,044	—	—	—
Totals	$274,866	$59,649	$157,101	$66,509	$68,295

(1)
The amount for Ms. Katz reflects an annual payment of $15,000 in lieu of reimbursement for New York accommodations, as well as a tax gross-up for associated income taxes, paid pursuant to Ms. Katz’s employment contract. The amount for Mr. Gold reflects an annual payment of $7,500 in lieu of reimbursement for New York accommodations, as well as a tax gross-up for associated income taxes, pursuant to an arrangement with Mr. Gold.

(2)	The amounts shown represent gross-up payments made in connection with New York non-resident taxes.

(3)	The amount includes relocation expenses for Mr. Grimes’ move to Dallas.

Grants of Plan-Based Awards
The following table sets forth the non‑equity incentive plan awards to our named executive officers for fiscal year 2016 that could have been payable pursuant to our Annual Incentive Bonus. There were no equity awards granted pursuant to our long‑term equity plans to our named executive officers in fiscal year 2016.

								All Other Option Awards
		Estimated Possible Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Possible Future Payouts Under Equity Incentive Plan Awards			Number of Securities Underlying Options (#)	Exercise Or Base Price of Option Awards ($)	Grant Date Fair Value of Option Awards ($)

Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Katz, Karen W.	9/18/2015	$550,000	$1,375,000	$2,750,000	$—	$—	$—	$—	$—	$—

Grimes, Donald T.	9/18/2015	181,250	543,750	1,087,500	—	—	—	—	—	—

Gold, James J.	9/18/2015	205,000	615,000	1,230,000	—	—	—	—	—	—

Koryl, John E.	9/18/2015	93,750	375,000	750,000	—	—	—	—	—	—

Schulman, Joshua G.	9/18/2015	91,500	366,000	732,000	—	—	—	—	—	—

(1)
Non‑equity incentive plan awards represent the threshold, target and maximum opportunities under our performance‑based Annual Incentive Bonus program for fiscal year 2016. The actual amounts earned under this plan are disclosed in the Summary Compensation Table. For a detailed discussion of the annual incentive awards for fiscal year 2016, see “Annual Incentive Bonus.”

Outstanding Equity Awards at Fiscal Year End
The following table sets forth certain information regarding the total number and aggregate value of stock options held by each of our named executive officers at the end of fiscal year 2016.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Awards (#)		Option Exercise Price ($)		Option Expiration Date
Karen W. Katz	5,699	—	(1)	—		$363.08	(1)	9/30/2017
	9,211	—	(1)	—		450.26	(1)	10/1/2018
	4,556	—	(1)	—		644.37	(1)	11/7/2019
	10,039	15,060	(2)	—		1,000.00	(2)	11/5/2023
	—	—		25,099	(3)	1,000.00	(3)	11/5/2023

Donald T. Grimes	1,100	4,400	(4)	—		1,205.00	(4)	7/21/2025
	—	—		5,500	(5)	1,205.00	(5)	7/21/2025

James J. Gold	1,375	—	(1)	—		363.08	(1)	9/30/2017
	4,979	—	(1)	—		450.26	(1)	10/1/2018
	2,671	—	(1)	—		644.37	(1)	11/7/2019
	3,227	4,841	(2)	—		1,000.00	(2)	11/5/2023
	—	—		8,067	(3)	1,000.00	(3)	11/5/2023

John E. Koryl	5,164	—	(1)	—		450.26	(1)	10/1/2018
	1,792	2,690	(2)	—		1,000.00	(2)	11/5/2023
	—	—		4,483	(3)	1,000.00	(3)	11/5/2023

Joshua G. Schulman	3,407	—	(1)			576.59	(1)	5/25/2019
	1,792	2,690	(2)			1,000.00	(2)	11/5/2023
	—	—		4,483	(3)	1,000.00	(3)	11/5/2023

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

(2)
Non‑qualified stock options designated as time‑vested stock options granted pursuant to the Management Incentive Plan on November 5, 2013 at an exercise price of $1,000. Each grant of time‑vested stock options consists of options to purchase an equal number of shares of Class A Common Stock and Class B Common Stock. Subject to continued employment, 20% of the time‑vested non‑qualified options vest and become exercisable on each of the first five anniversaries of the closing date of the Acquisition, resulting in such options becoming fully vested and exercisable on October 25, 2018. The time‑vested stock options expire on the tenth anniversary of the grant date.

(3)
Non‑qualified stock options designated as performance‑vested stock options granted pursuant to the Management Incentive Plan on November 5, 2013 at an exercise price of $1,000. The performance‑vested options vest on the achievement of certain performance hurdles. In September 2016, the Compensation Committee approved amendments to the performance-vested options to revise the performance hurdles. As amended, the performance‑vested options vest when the amount of capital returned to the Sponsors (at least 50% of which is in cash) exceeds the applicable multiple of the capital invested by the Sponsors, and the internal rate of return exceeds ten percent. The applicable multiple with respect to 40% of the performance‑vested options is 1.5x, with respect to 30% of the performance‑vested options is 1.75x and with respect to 30% of the performance‑vested options is 2.25x. If the named executive’s officer employment is terminated by us without cause or by the named executive officer for good reason, the performance-vested stock options will be eligible to vest in connection with a change in control or initial public offering for 180 days following such termination. If Ms. Katz's employment is terminated as a result of her retirement after the third anniversary of the grant date, certain of her awards remain eligible to vest following such retirement. Each grant of performance‑vested non‑qualified stock options consists of options to purchase an equal number of shares of Class A Common Stock and Class B Common Stock.

(4)
Non‑qualified stock options designated as time‑vested stock options granted pursuant to the Management Incentive Plan on July 21, 2015 initially granted at an exercise price of $1,205 and repriced to an exercise price of $1,000 in September 2016. Each grant of time‑vested stock options consists of options to purchase an equal number of shares of Class A Common Stock and Class B Common Stock. Subject to continued employment, 20% of the time‑vested non‑qualified stock options vest and become exercisable on each of the first five anniversaries of June 15, 2015, resulting in such stock options becoming fully vested and exercisable on June 15, 2020. The time‑vested stock options expire on the tenth anniversary of the grant date.

(5)
Non‑qualified stock options designated as performance‑vested stock options granted pursuant to the Management Incentive Plan on July 21, 2015 initially granted at an exercise price of $1,205 and repriced to an exercise price of$1,000 in September 2016. The performance‑vested stock options vest on the achievement of the performance hurdles described in footnote (3) above. If Mr. Grimes’s employment is terminated by us without cause or by Mr. Grimes for good reason, the performance-vested stock options will be eligible to vest in connection with a change in control or initial public offering for 30 days following such termination. Each grant of performance‑vested non‑qualified stock options consists of options to purchase an equal number of shares of Class A Common Stock and Class B Common Stock.

Option Exercises and Stock Vested

No stock options issued to our named executive officers were exercised during fiscal year 2016. No stock subject to vesting has been awarded to any named executive officer.

Pension Benefits
The following table sets forth certain information with respect to retirement payments and benefits under the Pension Plan and the SERP Plan for each of our named executive officers.

Name	Plan Name	Number of Years Credited Service (#)(1)		Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
Karen W. Katz	Pension Plan	25	(3)	$640,000	$—
	SERP Plan	26	(3)	5,354,000	—

Donald T. Grimes	Pension Plan	—		—	—
	SERP Plan	—		—	—

James J. Gold	Pension Plan	17	(4)	289,000	—
	SERP Plan	17	(4)	816,000	—

John E. Koryl	Pension Plan	—		—	—
	SERP Plan	—		—	—

Joshua G. Schulman	Pension Plan	—		—	—
	SERP Plan	—		—	—

(1)	Computed as of July 30, 2016, which is the same pension measurement date used for financial statement reporting purposes with respect to our Consolidated Financial Statements and notes thereto.

(2)
For purposes of calculating the amounts in this column, retirement age was assumed to be the normal retirement age of the later of age 65 or the fifth anniversary of the individual’s "date of hire," as defined in the Pension Plan. A description of the valuation method and all material assumptions applied in quantifying the present value of accumulated benefit is set forth in Note 12 of the Notes to Consolidated Financial Statements.

(3)
Ms. Katz’s service credit exceeds the 25-year maximum set forth in the SERP Plan. Pursuant to an agreement with us, Ms. Katz was entitled to an additional year of credit for each full year of service after she reached the 25-year maximum until December 31, 2010, with all service frozen as of such date. In addition, if her employment is terminated by us for any reason other than death, “disability,” “cause,” if we do not renew her employment term, or if she terminates her employment with us for “good reason” or “retirement” and she has not yet reached 65, her SERP Plan benefit will not be reduced solely by reason of her failure to reach 65 as of the termination date. Ms. Katz’s employment agreement also provides that the amount credited to her under the DC SERP shall not be less than the present value of the additional benefits she would have accrued under the SERP Plan after December 31, 2010 had the

SERP Plan remained in effect through the end of her employment term. The value of Ms. Katz’s benefit with all service is $5,354,000. The value with 25 years of service under the SERP Plan is $5,123,000; therefore, the value of the additional year of service in excess of her actual service is $231,000.

(4)	Effective December 31, 2007, benefit accruals for Mr. Gold under the Pension Plan and the SERP Plan were frozen, as further described below.

The Pension Plan is a funded, tax-qualified pension plan. Prior to 2008, most non-union employees over age 21 who had completed one year of service with 1,000 or more hours were eligible to participate in the Pension Plan, which paid benefits upon retirement or termination of employment. Effective as of December 31, 2007, eligibility and benefit accruals under the Pension Plan were frozen for all participants except for those “Rule of 65” employees who elected to continue participating in the Pension Plan. The Pension Plan is a “career-accumulation” plan, under which a participant earns each year a retirement annuity equal to one percent of his or her compensation for the year up to the Social Security wage base and 1.5 percent of his or her compensation for the year in excess of such wage base. “Compensation” for this purpose generally includes salary, bonuses, commissions and overtime but not in excess of the limits imposed upon annual compensation under Section 401(a)(17) of the Internal Revenue Code of 1986, as amended (the "Code") (the "IRS Limit"). The IRS Limit for calendar year 2016 is $265,000, which is unchanged from calendar year 2015, but it is generally adjusted annually for cost-of-living increases. Benefits under the Pension Plan become fully vested after five years of service with us. Effective August 1, 2010, benefit accruals were frozen for the remaining “Rule of 65” employees and such participants were given the opportunity to participate in the RSP.

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

Non-qualified Deferred Compensation

The amounts reported in the table below represent deferrals, distributions and Company matching contributions credited pursuant to the KEDC Plan and Company contributions credited pursuant to the DC SERP (the "Executive Contributions"). The following table contains information regarding the KEDC and the DC SERP.

Name		Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year- End ($)
Karen W. Katz	KEDC	$120,998	$23,838	$16,264	$—	$555,315
	DC SERP	—	137,624	19,168	—	638,110

Donald T. Grimes	KEDC	—	—	—	—	—
	DC SERP	—	—	—	—	—

James J. Gold	KEDC	—	—	—	—	—
	DC SERP	—	87,967	8,825	—	305,514

John E. Koryl	KEDC	—	—	—	—	—
	DC SERP	—	37,800	3,543	—	121,365

Joshua G. Schulman	KEDC	—	—	—	—	—
	DC SERP	—	42,121	3,107	—	108,760

(1)	The amounts reported as Executive Contributions in Last Fiscal Year are also included as Salary in the Summary Compensation Table.

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

Employment and Other Compensation Agreements

We have entered into employment agreements with Karen W. Katz, Donald T. Grimes and James J. Gold. Each of Messrs. Koryl and Schulman is a party to a confidentiality, non-competition and termination benefits agreement, discussed below.

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

Additionally, Ms. Katz is entitled to receive reimbursement of up to $5,000 for financial and tax planning advice as well as a lump sum cash payment during each year of the employment term in the amount of $15,000 in lieu of any reimbursement of hotel or other lodging expenses incurred in connection with business trips to New York, plus an amount necessary to gross-up such payment for income tax purposes. Ms. Katz's agreement generally also provides for reimbursement of liability for any New York state and city taxes, on an after-tax basis.

The agreement provides that if (i) during the term, her employment is terminated by the Company for any reason other than death, “disability,” or “cause” (each as defined in the employment agreement), (ii) during the term, she terminates her employment for “good reason” or “retirement” (as defined in the employment agreement), or (iii) her employment terminates upon expiration of the term following the provision by us of a notice of non-renewal, and, in any such case, on the date of such termination she has not yet reached age 65, her SERP Plan benefit shall not be reduced according to the terms of the SERP Plan solely by reason of her failure to reach age 65 as of the termination date. During the employment term, she will accrue benefits under the DC SERP, provided that the amounts credited to her account as of the last day of her employment term shall not be less than the present value of the additional benefits she would have accrued under the SERP Plan had it remained in effect.

If we terminate Ms. Katz’s employment without “cause” or if she resigns for “good reason” or following her receipt of a notice of non-renewal from us relating to the employment term, she will be entitled to receive, subject to her execution and non-revocation of a waiver and release agreement, (i) an amount of annual incentive pay equal to a prorated portion of her target bonus amount for the year in which the employment termination date occurs, and (ii) a lump sum equal to (A) 18 times (or 12 times in the case of non-renewal by us) the monthly COBRA premium applicable to Ms. Katz, plus (B) six times the monthly premium if Ms. Katz elected coverage as a retiree under our group medical plan for retired employees in effect under our group medical plan, other than in the case of non-renewal by us, plus (C) two times (or one times in the case of non-renewal by us) the sum of her base salary and target bonus, at the level in effect as of the employment termination date (collectively, the "Severance Payment"). Ms. Katz is also entitled to continuation of certain benefits for a two-year period (or a one-year period in the case of non-renewal by us) following a termination of her employment for any reason as set forth more fully in her employment agreement.

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

If Ms. Katz retires from the Company, she will be entitled to receive, subject to her execution and non-revocation of a waiver and release agreement, a lump sum equal to one times the sum of her base salary and target bonus, at the level in effect as of the employment termination date (the "Retirement Payment").

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

Option Agreements with Ms. Katz

In connection with the Acquisition, the Parent Board granted Ms. Katz 25,099 time-vested stock options that vest on each of the first five anniversaries of the closing date of the Acquisition, subject to continued employment, pursuant to a Time-Vested Non-Qualified Stock Option Agreement dated November 5, 2013 (the “Katz Time-Based Option”). Under the terms of the Katz Time-Based Option, if Ms. Katz’s employment is terminated by us without cause or by her for good reason (as both terms are defined above), by reason of our non-renewal of her employment agreement or on account of Ms. Katz’s retirement, then the stock options that would have vested in the 12-month period following the date of such termination of employment will accelerate and vest. If, following a change in control but before an initial public offering, Ms. Katz’s employment is terminated by us without cause or by her for good reason, the outstanding and unvested stock options subject to time-based vesting will accelerate and vest.

In addition, the Parent Board granted Ms. Katz 25,099 performance-vested stock options that vest upon our achievement of certain performance hurdles pursuant to a Performance-Vested Non-Qualified Stock Option Agreement dated November 5, 2013 (the “Katz Performance-Based Option”). Under the terms of the Katz Performance-Based Option, Ms. Katz will be eligible for vesting upon the achievement of certain performance hurdles in connection with an initial public offering or change of control within 180 days after a termination by us without cause, by Ms. Katz for good reason or by reason of our non-renewal of her employment agreement. Additionally, if Ms. Katz retires on or after October 25, 2016 (the third anniversary of the closing date of the Acquisition) and before October 25, 2017, she will be eligible for partial vesting if a performance hurdle is achieved within 18 months of her retirement. If Ms. Katz retires on or after October 25, 2017, she will be eligible for full vesting if a performance hurdle is achieved within three years of her retirement, in each case subject to a one-year extension of the post-retirement vesting availability period if an initial public offering at a threshold price per share occurs within one year of her retirement.

In connection with a termination of Ms. Katz's employment by the Company without cause, or by Ms. Katz for any reason other than retirement, Ms. Katz will have 180 days following the date of termination to exercise vested stock options. In connection with Ms. Katz's retirement, she will have three years to exercise the vested portion of her time-vested stock options (or four years if an initial public offering at a sufficient price per share occurs within one year following such retirement). If, following a change in control and before an initial public offering, Ms. Katz’s employment is terminated by us without cause or by her for good reason, she will have the right for 90 days following the date of such termination to cause us to repurchase the outstanding vested portion of her time-vested and performance-vested stock options.

Employment Agreement with Mr. Grimes

Effective June 15, 2015, we elected Donald T. Grimes as our Executive Vice President, Chief Operating Officer and Chief Financial Officer. In connection with his election, we entered into an employment agreement with Mr. Grimes, effective as of June 15, 2015. Pursuant to the employment agreement, Mr. Grimes’s annual base salary will be $725,000. Mr. Grimes participates in our annual incentive bonus program with a target bonus of 75% of his base salary, and a maximum bonus of 150% of his base salary. The actual incentive bonus will be determined according to the terms of the annual incentive bonus program and will be (i) payable based on the achievement of performance objectives, as determined at the discretion of the Parent Board and (ii) subject to Mr. Grimes’s continued employment through the date bonuses are paid, except as otherwise described below. Mr. Grimes also received a signing bonus of $300,000. Mr. Grimes will be eligible to participate in our relocation policies applicable to senior executives, subject to prorated repayment if Mr. Grimes’s employment is terminated for ‘‘cause,’’ or if Mr. Grimes resigns his employment for any reason other than ‘‘good reason’’ or retirement, in each case, prior to the second anniversary of his start date. Additionally, Mr. Grimes is entitled to receive reimbursement of up to $5,000 for financial and tax planning advice. Mr. Grimes’s employment agreement includes certain restrictive covenants, including non-disparagement of us and our business, non-competition and non-solicitation of employees, customers and suppliers, in each case, for 18 months following the termination of his employment for any reason, and to provisions regarding confidential information.

If Mr. Grimes’s employment is terminated by us for any reason other than for ‘‘cause,’’ his total disability or his death, or Mr. Grimes terminates his employment for ‘‘good reason,’’ Mr. Grimes will be entitled to receive, subject to his execution and non-revocation of a waiver and release agreement, (i) an amount equal to 150% of his base salary, payable over an 18-month period in accordance with our regular payroll practices, (ii) a pro-rated bonus for the year of termination, (iii) any earned and unpaid bonus for the year prior to the year of termination, and (iv) if Mr. Grimes is eligible for, and elects to receive, COBRA, we will pay Mr. Grimes a monthly amount equal to the monthly COBRA insurance premium for a period of 18 months.

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

Confidentiality, Non-Competition and Termination Benefits Agreements

Messrs. Koryl and Schulman are each a party to a confidentiality, non-competition and termination benefits agreement that will provide for severance benefits if the employment of the affected individual is terminated by the Company other than in the event of death, “total disability,” termination for “cause” or the executive's resignation for “good reason” (each as defined in the confidentiality, non-competition and termination benefits agreements). These agreements provide for a severance payment equal to one and one-half annual base salary payable over an 18-month period, and reimbursement for monthly COBRA premiums for the same period. Each confidentiality, non-competition and termination benefits agreement contains restrictive covenants, including 18-month non-competition and non-solicitation covenants, as a condition to receipt of any payments payable thereunder.

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

Potential Payments Upon Termination or Change-in-Control

The tables below show certain potential payments that would have been made to the named executive officers if his or her employment had terminated on July 30, 2016 under various scenarios, including a change of control. Because the payments to be made to a named executive officer depend on several factors, the actual amounts to be paid out upon a named executive officer’s termination of employment can only be determined at the time of an executive’s separation from us. See "Employment and Other Compensation Agreements" for a more detailed discussion of the restrictive covenants that are conditions to the receipt of the severance payments.

Karen W. Katz

Executive Benefits and Payments Upon Separation	Retirement ($)(1)	Termination due to death ($)(2)	Termination due to disability ($)(3)	Termination without cause or for good reason ($)(4)	Change in Control ($)(5)
Compensation:
Severance	$1,100,000	$—	$—	$4,950,000	$—
Bonus	1,375,000	1,375,000	1,375,000	1,375,000	—
Option Acceleration(6)	—	—	—	—	—

Benefits & Perquisites:
SERP Enhancement	509,000	—	—	509,000	—
DC SERP	638,110	638,110	638,110	638,110	638,110
Deferred Compensation Plan	555,315	555,315	555,315	555,315	555,315
Long-Term Disability	—	—	240,000	—	—
Health and Welfare Benefits	—	—	—	45,125	—
Life Insurance Benefits	—	1,000,000	—	8,581	—
Total	$4,177,425	$3,568,425	$2,808,425	$8,081,131	$1,193,425

(1)
Represents a lump sum payment of one times the sum of base salary and target bonus payable if Ms. Katz retires and provides at least 12 months' notice to the Parent Board, the SERP benefit level enhancement provided in Ms. Katz's employment agreement, 12 months' acceleration of Ms. Katz's time-vested stock options and a lump sum payout under the deferred compensation plans. See “Non-qualified Deferred Compensation” for a more detailed discussion of the deferred compensation plans. Additionally, Ms. Katz would receive the SERP benefits as described in footnote (3) to the table under “Pension Benefits” above.

(2)
Represents Ms. Katz’s target bonus (payable in a lump sum), a lump sum payout under the deferred compensation plan and defined contribution plan, and a lump sum basic life insurance benefit payment of $1,000,000 payable by the Company’s life insurance provider to Ms. Katz’s beneficiaries upon her death.

(3)
Represents Ms. Katz’s target bonus (payable in a lump sum), lump sum payout under the deferred compensation plan and defined contribution plan, and long-term disability payments of $20,000 per month for 12 months payable from the Company’s long-term disability insurance provider.

(4)
Represents a lump sum payment of two times target bonus and two times base salary, an additional one times target bonus (payable in a lump sum), the SERP benefit level enhancement provided in Ms. Katz's employment agreement, 12 months' acceleration of Ms. Katz's time-vested stock options, and a lump sum payout under the deferred compensation plan and defined contribution plan. The amount included for health and welfare benefits represents a lump-sum payment equal to the value of 18 months of COBRA premiums and six months of retiree medical premiums. Calculations were based on COBRA rates currently in effect. The amount included for life insurance represents coverage for a period of two years at the same benefit level in effect at the time of termination. Additionally, Ms. Katz would receive the SERP benefits as described in footnote (3) to the table under “Pension Benefits” above. Also see “Employment and Other Compensation Agreements” in this section.

(5)
Represents full acceleration of Ms. Katz's time-vested stock options (applicable only in connection with a termination by the Company without cause or by Ms. Katz for good reason (i) prior to an initial public offering and (ii) following a change in control) and a lump sum payout under the deferred compensation plan and defined contribution plan. In connection with such a termination, Ms. Katz would also receive (without duplication) the amounts described in the column under the heading "Termination without cause or for good reason" and the SERP benefits as described in footnote (3) to the table under “Pension Benefits” above.

(6)	As of July 30, 2016, the fair market value of Parent’s common stock underlying Ms. Katz's options was lower than the exercise price of such options.

Donald T. Grimes

Executive Benefits and Payments Upon Separation	Termination due to death ($)(1)	Termination due to disability ($)(2)	Termination without cause or for good reason ($)(3)
Compensation:
Severance	$—	$—	$1,087,500

Benefits & Perquisites:
Long-Term Disability	—	240,000	—
Health and Welfare Benefits	—	—	51,674
Life Insurance Benefits	1,000,000	—	—
Total	$1,000,000	$240,000	$1,139,174

(1)	Represents a lump sum basic life insurance benefit payment of $1,000,000 payable by the Company’s life insurance provider to Mr. Grimes’s beneficiaries upon his death.

(2)	Represents long‑term disability payments of $20,000 per month for 12 months payable from the Company’s long‑term disability insurance provider.

(3)
Represents 1.5 times Mr. Grimes’s base salary. Mr. Grimes is also entitled to the value of 18 months of COBRA premiums. Calculations were based on COBRA rates currently in effect. See “Employment and Other Compensation Agreements” in this section.

James J. Gold

Executive Benefits and Payments Upon Separation	Retirement ($)(1)	Termination due to death ($)(2)	Termination due to disability ($)(3)	Termination without cause or for good reason ($)(4)	Change in Control ($)(5)
Compensation:
Severance	$—	$—	$—	$2,152,500	$—
Bonus	—	615,000	615,000	615,000	—

Benefits & Perquisites:
DC SERP	305,514	305,514	305,514	305,514	305,514
Long-Term Disability	—	—	240,000	—	—
Health and Welfare Benefits	—	—	—	55,162	—
Life Insurance Benefits	—	1,000,000	—	—	—
Total	$305,514	$1,920,514	$1,160,514	$3,128,176	$305,514

(1)	Represents a lump sum payout under the deferred compensation plan. See “Non-qualified Deferred Compensation” for a more detailed discussion.

(2)
Represents Mr. Gold’s target bonus, a lump sum payout under the defined contribution plan and a lump sum basic life insurance benefit payment of $1,000,000 payable by the Company’s life insurance provider to Mr. Gold’s beneficiaries upon his death.

(3)
Represents Mr. Gold’s target bonus, lump sum payout under the defined contribution plan, and long‑term disability payments of $20,000 per month for 12 months payable from the Company’s long‑term disability insurance provider.

(4)
Represents 1.5 times Mr. Gold’s base salary and target bonus, an additional one times target bonus, a payout under the defined contribution plan, and 18 months of COBRA premiums. Calculations were based on COBRA rates currently in effect. All these amounts are payable in a lump sum except for the salary payment to the extent that it is not subject to a particular exemption from Section 409A of the Code, in which case the non‑exempt portion will be paid in installments. See “Employment and Other Compensation Agreements” in this section.

(5)	Represents a lump sum payout under the defined contribution plan.

Executive Benefits and Payments Upon Separation	Retirement ($)(1)	Termination due to death ($)(1)(2)	Termination due to disability ($)(1)(3)	Termination without cause or for good reason ($)(1)(4)	Change in Control ($)(1)(5)
John E. Koryl
Compensation:
Severance	$—	$—	$—	$937,500	$—

Benefits & Perquisites:
DC SERP	121,365	121,365	121,365	121,365	121,365
Long-Term Disability	—	—	240,000	—	—
Health and Welfare Benefits	—	—	—	55,162	—
Life Insurance Benefits	—	1,000,000	—	—	—
Total	$121,365	$1,121,365	$361,365	$1,114,027	$121,365

Joshua G. Schulman
Compensation:
Severance	$—	$—	$—	$915,000	$—

Benefits & Perquisites:
DC SERP	108,760	108,760	108,760	108,760	108,760
Long-Term Disability	—	—	240,000	—	—
Health and Welfare Benefits	—	—	—	29,550	—
Life Insurance Benefits	—	1,000,000	—	—	—
Total	$108,760	$1,108,760	$348,760	$1,053,310	$108,760

(1)	Represents a lump sum payout under the defined contribution plan. See “Non-qualified Deferred Compensation” for a detailed discussion.

(2)
Represents a lump sum basic life insurance benefit payment of $1,000,000 payable by the Company’s life insurance provider to each of Messrs. Koryl and Schulman upon their death and a lump sum payout under the defined contribution plan.

(3)
Represents long-term disability payments of $20,000 per month for 12 months payable from the Company’s long-term disability insurance provider and a lump sum payout under the defined contribution plan.

(4)
Represents a lump sum payment of 1.5 times base salary for each of Messrs. Koryl and Schulman. The amount included for health and welfare benefits represents a continuation of COBRA benefits for a period of 18 months. Calculations were based on COBRA rates currently in effect. See “Employment and Other Compensation Agreements” in this section.

(5)	Represents a lump sum payout under the DC SERP.

Director Compensation

The Parent Board sets the compensation for each director who is not an officer of or otherwise employed by us (a "non‑executive director"). Non‑executive directors who are employed by Ares or CPPIB or their respective affiliates do not receive compensation for their services as directors. Ms. Aufreiter and Messrs. Axelrod, Bourguignon and Brotman are not employed by Ares or CPPIB or their respective affiliates and are the only directors who earned compensation for services as a director for fiscal year 2016. Pursuant to board service agreements entered into between Parent and each of the non‑executive officers, each non‑executive director receives an annual fee of $50,000 for his or her service as a director on the Parent Board. Such fee will be prorated for the actual number of days served in any quarter and is paid in arrears following the end of each quarter. The non‑executive directors are also reimbursed for any out‑of‑pocket expenses. Actual fees earned in fiscal year 2016 are set forth in the Director Summary Compensation table below.

Director Summary Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Nora A. Aufreiter	$50,000	$—	$50,000
Norman H. Axelrod	50,000	—	50,000
Philippe E. Bourguignon	50,000	—	50,000
Adam B. Brotman	50,000	—	50,000

(1)
Each director listed in the table above holds 393 time‑vested stock options, of which 157 are vested, and 393 performance‑based stock options, none of which are vested, to purchase Class A Common Stock and Class B Common Stock at an aggregate exercise price of $1,000 per unit, consisting of a share of Class A Common Stock and Class B Common Stock together.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding equity compensation plans of Parent approved by stockholders and equity compensation plans of Parent not approved by stockholders as of July 30, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by stockholders	217,597	(1)	$881.06	27,697	(1)

Equity compensation plans not approved by stockholders	—		—	—

Total	217,597		$881.06	27,697

(1)
This number represents shares of Class A Common Stock and Class B Common Stock issuable under the Management Incentive Plan that was approved by holders of a majority of the shares of common stock of Parent on October 25, 2013 and the NM Mariposa Holdings, Inc. Vice President Long Term Incentive Plan (the "VP Long Term Incentive Plan") that was approved by a majority of the shares of common stock of Parent on February 25, 2014. The Management Incentive Plan became effective on October 25, 2013 and will expire on October 25, 2023 and the VP Long Term Incentive Plan became effective on February 25, 2014 and will expire on February 25, 2024.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 19, 2016, certain information relating to the beneficial ownership of the common stock of Parent, the sole member of Holdings, which in turn is the sole member of the Company, by (i) each person or group known by us to own beneficially more than 5% of the outstanding shares of Class A Common Stock and Class B Common Stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group. Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting of securities, or to dispose or direct the disposition of securities or has the right to acquire such powers within 60 days. For purposes of calculating each person’s percentage ownership, common stock issuable pursuant to options exercisable within 60 days are included as outstanding and beneficially owned for that person or group, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe, based on the information furnished to us, that each beneficial owner identified in the table below possesses sole voting and investment power over all common stock shown as beneficially owned by the beneficial owner. The information in the table below does not necessarily indicate beneficial ownership for any other purpose. The percentages of shares outstanding provided in the table below are based on 1,557,797 shares of Class A Common Stock and 1,557,797 shares of Class B Common Stock outstanding as of September 19, 2016.

Name of Beneficial Owner (1)(2)	Number of Shares of Class A Common Stock Beneficially Owned	Percent of Class A Common Stock Beneficially Owned	Number of Shares of Class B Common Stock Beneficially Owned		Percent of Class B Common Stock Beneficially Owned
Affiliates of Ares Management, L.P. (3)	907,797	58.27%	1,130,847	(4)	72.59%

CPP Investment Board (USRE) Inc. (5)	907,797	58.27%	684,747		43.96%

Norman Axelrod (6)	157	0.01%	157		0.01%

Nora Aufreiter (6)	157	0.01%	157		0.01%

Phillip Bourguignon (6)	157	0.01%	157		0.01%

Adam Brotman (6)(7)	157	0.01%	157		0.01%

David Kaplan (8)	—	—	—		—

Dennis Gies (8)	—	—	—		—

Scott Nishi (9)	—	—	—		—

Shane Feeney (9)	—	—	—		—

Karen W. Katz (6)	34,525	2.17%	34,525		2.17%

Donald T. Grimes (6)	1,100	0.07%	1,100		0.07%

James J. Gold (6)	13,865	0.88%	13,865		0.88%

John E. Koryl (6)	7,853	0.50%	7,853		0.50%

Joshua G. Schulman (6)	6,096	0.39%	6,096		0.39%

All current executive officers and directors as a group (18 persons) (10)	—	—	—		—

(1)	Except as otherwise noted, the address of each beneficial owner is c/o Neiman Marcus, 1618 Main Street, Dallas, Texas 75201.

(2)
Pursuant to the terms of the Stockholders Agreement, each of our Sponsors has the right to designate three members of the Parent Board and to jointly designate two independent members of the Parent Board, in each case for so long as they or their respective affiliates own at least 25% of the shares of Class A Common Stock that they owned as of the closing of the Acquisition. Each stockholder that is a party to the Stockholders Agreement has agreed to vote their shares of Parent's common stock in favor of such designees. The Stockholders Agreement also contains significant transfer restrictions and certain rights of first offer, tag-along rights, and drag-along rights. As a result, each of our Sponsors may be deemed to be the beneficial owner of the Class A Common Stock and Class B Common Stock directly owned by the other parties to the Stockholders Agreement, including the other Sponsor. While our Sponsors have shared beneficial ownership of the shares of Parent’s common stock directly owned by the other parties to the Stockholders Agreement, each of our Sponsors expressly disclaims beneficial ownership of the shares of Class A Common Stock and Class B Common Stock directly held by the other Sponsor, and, as a result, such shares have not been included in the table above for purposes of calculating the number of shares beneficially owned by affiliates of Ares Management, L.P. ("Ares Management") or CPP Investment Board (USRE) Inc.
For additional detail regarding the Stockholders Agreement, see “Certain Relationships and Related Transactions, and Director Independence—Stockholders Agreement.”

(3)
Represents shares of Parent’s common stock held directly by Ares Corporate Opportunities Fund III, L.P. ("ACOF III"), Ares Corporate Opportunities Fund IV, L.P. ("ACOF IV") and ACOF Mariposa Holdings LLC ("ACOF Mariposa"). The manager of ACOF III is ACOF Operating Manager III, LLC ("ACOF Operating Manager III"), and the sole member of ACOF Operating Manager III is Ares Management LLC. The manager of ACOF IV is ACOF Operating Manager IV, LLC ("ACOF Operating Manager IV"), and the sole member of ACOF Operating Manager IV is Ares Management LLC. The manager of ACOF Mariposa is ACOF IV.

The sole member of Ares Management LLC is Ares Management Holdings L.P. ("Ares Management Holdings") and the general partner of Ares Management Holdings is Ares Holdco LLC ("Ares Holdco"). The sole member of Ares Holdco is Ares Holdings Inc. ("Ares Holdings"), whose sole stockholder is Ares Management. The general partner of Ares Management is Ares Management GP LLC ("Ares Management GP") and the sole member of Ares Management GP is Ares Partners Holdco LLC ("Ares Partners" and, together with ACOF III, ACOF IV, ACOF Mariposa, ACOF Operating Manager III, ACOF Operating Manager IV, Ares Management LLC, Ares Management Holdings, Ares Holdco, Ares Holdings, Ares Management, and Ares Management GP, the "Ares Entities"). Ares Partners is managed by a board of managers, which is composed of Michael Arougheti, David Kaplan, John Kissick, Antony Ressler and Bennett Rosenthal. Decisions by Ares Partners’ board of managers generally are made by a majority of the members, which majority, subject to certain conditions, must include Antony Ressler. Each of the Ares Entities (other than each of ACOF III, ACOF IV and ACOF Mariposa with respect to the shares held directly by it) and the members of Ares Partners’ board of managers and the other directors, officers, partners, stockholders, members and managers of the Ares Entities expressly disclaims beneficial ownership of the shares of Parent’s common stock. The address of each Ares Entity is 2000 Avenue of the Stars, 12th Floor, Los Angeles, California 90067.

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

(5)
CPP Investment Board (USRE) Inc. is a wholly owned subsidiary of Canada Pension Plan Investment Board ("CPPIB"). CPPIB is managed by a board of directors. Because the board of directors acts by consensus/majority approval, none of the directors of the board of directors has sole voting or dispositive power with respect to the shares of common stock of Parent owned by CPP Investment Board (USRE) Inc. The address of each of CPP Investment Board (USRE) Inc. and CPPIB is c/o Canada Pension Plan Investment Board, One Queen Street East, Suite 2500, Toronto, ON, M5C 2W5.

(6)
Consists of shares of Class A Common Stock and Class B Common Stock issuable upon the exercise of options which are currently exercisable or which will become exercisable within 60 days of September 19, 2016, and which shares are subject to the provisions of the Stockholders Agreement. In the case of Ms. Aufreiter and Messrs. Axelrod and Bourguignon, excludes shares of Class A Common Stock and Class B Common Stock held directly by such persons and in which such persons have a pecuniary interest but that are deemed to be beneficially owned by our Sponsors by virtue of the Stockholders Agreement.

(7)	Mr. Brotman’s address is c/o of Starbucks, 2401 Utah Avenue S, Seattle, Washington 98134.

(8)
The address of Messrs. Kaplan and Gies is c/o Ares Management LLC, 2000 Avenue of the Stars, 12th Floor, Los Angeles, California 90067. Mr. Kaplan is a Senior Partner of Ares Management GP and a Senior Partner of Ares Management, Co-Head of its Private Equity Group and a member of its board of managers. Mr. Gies is a Principal in the Private Equity Group of Ares Management. Messrs. Kaplan and Gies each expressly disclaim beneficial ownership of the shares of Parent’s common stock owned by the Ares Entities.

(9)
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

(10)
Excludes shares of Class A Common Stock and Class B Common Stock in which such persons have a pecuniary interest but that are deemed to be beneficially owned by our Sponsors by virtue of the Stockholders Agreement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Stockholders Agreement

Upon completion of the Acquisition, Parent entered into the Stockholders Agreement, dated as of October 25, 2013, among Parent and each of its stockholders (the "Stockholders Agreement"). Pursuant to the terms of the Stockholders Agreement, each of our Sponsors has the right to designate three members of the Parent Board and to jointly designate two independent members of the Parent Board, in each case for so long as they or their respective affiliates own at least 25% of the shares of Class A Common Stock that they owned as of the closing of the Acquisition. The Stockholders Agreement also provides for the election of the then current chief executive officer of Parent to the Parent Board and, to the extent permitted by applicable laws and regulations and subject to certain exceptions, for equal representation on the boards of directors of our subsidiaries with respect to directors designated by our Sponsors and the appointment of at least one of the directors designated by each Sponsor to each committee of the Parent Board.
In addition, certain significant corporate actions require either (i) the approval of a majority of directors on the Parent Board, including at least one director designated by each of our Sponsors, or (ii) the approval of our Sponsors, in each case subject to the requirement that the applicable Sponsor and its affiliates own at least ten percent of the then outstanding shares of Class A Common Stock. These actions include the incurrence of additional indebtedness over $10 million in the aggregate outstanding at any time (subject to certain exceptions), the issuance or sale of any of our capital stock over $25 million in the aggregate (subject to certain exceptions), the sale, transfer or acquisition of any assets with a value of over $10 million outside the ordinary course of business, the declaration or payment of dividends (subject to certain exceptions), entering into any merger, reorganization or recapitalization (subject to certain exceptions), amendments to Parent’s charter or bylaws, approval of our annual budget and other similar actions.
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
Management Services Agreements

Upon completion of the Acquisition, NMG and Parent entered into management services agreements, dated as of October 25, 2013, among NMG, Parent and affiliates of our Sponsors (the "Management Services Agreements"). Under each of the Management Services Agreements, affiliates of our Sponsors provide NMG and Parent with certain management and financial services. In exchange for such services, NMG and Parent have agreed to reimburse affiliates of our Sponsors for certain expenses and provide customary indemnification. For fiscal year 2016, $241,171 was reimbursed to affiliates of Ares and $36,127 was reimbursed to affiliates of CPPIB.

Senior Secured Term Loan Facilities
Upon the closing of the Acquisition, we entered into the Senior Secured Term Loan Facility, under which various funds affiliated with Ares, one of our Sponsors, are lenders. As of July 30, 2016, these affiliated funds had term loans in the amount of $48.3 million. In fiscal year 2016, an aggregate of $0.7 million in principal and $3.3 million in interest was paid to affiliates of Ares in respect of amounts borrowed under the Senior Secured Term Loan Facility, the largest amount of principal on terms loans held by affiliates of Ares during this period was $76.4 million and interest on these borrowings accrued at a weighted average rate of 4.25% per year. As of July 30, 2016, borrowings under the Senior Secured Term Loan Facility accrued interest at a rate of 4.25% per year.

Director Independence
Though not formally considered by the Parent Board because we are not a listed issuer, we have evaluated the independence of the members of the Parent Board using the independence standards of the New York Stock Exchange. We believe that Ms. Aufreiter and Messrs. Axelrod, Bourguignon, Kaplan, Gies, Nishi, Feeney and Brotman are independent directors within the meaning of the listing standards of the New York Stock Exchange.
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
Purchases of Products in the Ordinary Course of Business
Certain of our related persons may, either directly or through their respective affiliates, enter into commercial transactions with us from time to time in the ordinary course of business, primarily for the purchase of merchandise. Our executive officers and certain of our non-employee directors receive a merchandise discount on the same basis available to all of our employees. We believe that none of the transactions with such persons is significant enough to be considered material to such persons or to us.
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

Principal Accounting Fees and Services

Audit Fees.  The aggregate fees billed for the audits of the Company’s annual financial statements for the fiscal years ended July 30, 2016 and August 1, 2015 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q were $1,574,000 and $2,000,000, respectively.

Audit-Related Fees.  The aggregate fees billed for audit-related services for the fiscal years ended July 30, 2016 and August 1, 2015 were $112,000 and $265,000, respectively. These fees related to accounting research and consultation services.

Tax Fees.  The aggregate fees billed for tax services for the fiscal years ended July 30, 2016 and August 1, 2015 were $552,000 and $504,000, respectively. These fees are related to tax compliance and planning.

All Other Fees.  The aggregate fees billed for all other services not included above for the fiscal years ended July 30, 2016 and August 1, 2015 totaled approximately $293,000 and $208,000, respectively.  These fees primarily related to permitted advisory services.

The Audit Committee has considered and concluded that the provision of permissible non-audit services is compatible with maintaining our independent registered public accounting firm’s independence.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report.

1.	Financial Statements

The list of financial statements required by this item is set forth in Item 8.

2.	Index to Financial Statement Schedules

Page Number
Reports of Independent Registered Public Accounting Firm	F-3
Schedule II—Valuation and Qualifying Accounts and Reserves	105

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
Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 16, 2014.

10.5	Employment Agreement, dated as of October 25, 2013, by and among The Neiman Marcus Group LLC, the Company and Karen Katz.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 29, 2013.

10.6	Employment Agreement between The Neiman Marcus Group LLC and Donald T. Grimes effective as of June 15, 2015.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on June 3, 2015.

10.7	Amended & Restated Employment Agreement, effective as of June 15, 2015, between The Neiman Marcus Group LLC, the Company and James E. Skinner.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on June 3, 2015.

10.8	Employment Agreement, dated as of October 25, 2013, by and among The Neiman Marcus Group LLC, the Company and James J. Gold.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 29, 2013.

10.9	NM Mariposa Holdings, Inc. Management Equity Incentive Plan dated October 25, 2013.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 29, 2013.

10.10	Form of NM Mariposa Holdings, Inc. Co-Invest Options Non-Qualified Stock Option Agreement pursuant to the NM Mariposa Holdings, Inc. Management Equity Incentive Plan.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 29, 2013.

10.11	Form of NM Mariposa Holdings, Inc. Time-Vested Option Non-Qualified Stock Option Agreement pursuant to the NM Mariposa Holdings, Inc. Management Equity Incentive Plan.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 29, 2013.

10.12	Form of NM Mariposa Holdings, Inc. Performance-Vested Option Non-Qualified Stock Option Agreement pursuant to the NM Mariposa Holdings, Inc. Management Equity Incentive Plan.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 29, 2013.

10.13	Second Amended and Restated Credit Card Program Agreement, dated as of July 15, 2013, by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., and Capital One, National Association. (1)	Incorporated herein by reference to the Company’s Amendment No. 1 to the Form S-1 Registration Statement dated August 7, 2013.

10.14	Second Amended and Restated Servicing Agreement, dated as of July 15, 2013, between The Neiman Marcus Group, Inc. and Capital One, National Association. (1)	Incorporated herein by reference to the Company’s Amendment No. 1 to the Form S-1 Registration Statement dated August 7, 2013.

10.15	Form of Confidentiality, Non-Competition and Termination Benefits Agreement by and between The Neiman Marcus Group, Inc. and certain eligible key employees.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

10.16
Form of Amendment to the Confidentiality, Non-Competition and Termination Benefits Agreement effective as of January 1, 2009 by and between The Neiman Marcus Group, Inc., a Delaware corporation, and certain eligible key employees.
Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.17	The Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan amended and restated effective January 1, 2008.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 26, 2008.

10.18	Amendment No. 1 effective as of January 1, 2009 to The Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.19	The Neiman Marcus Group, Inc. Supplemental Executive Retirement Plan as amended and restated effective January 1, 2009.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.20	Amendment No. 1 to The Neiman Marcus Group, Inc. Supplemental Executive Retirement Plan dated July 17, 2010.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

10.21	The Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2008.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2008.

10.22	Amendment No. 1 effective January 1, 2009 to the Amended and Restated Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.23	Amendment No. 2 to the Amended and Restated Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan dated July 17, 2010.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

10.24	Management Services Agreement, dated October 25, 2013, by and among NM Mariposa Holdings, Inc., The Neiman Marcus Group, Inc. and ACOF Operating Manager III, LLC.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2014.

10.25	Management Services Agreement, dated October 25, 2013, by and among NM Mariposa Holdings, Inc., The Neiman Marcus Group, Inc. and ACOF Operating Manager IV, LLC.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2014.

10.26	Management Services Agreement, dated October 25, 2013, by and among NM Mariposa Holdings, Inc., The Neiman Marcus Group, Inc. and CPPIB Equity Investments Inc.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2014.

10.27	Director Services Agreement, dated January 29, 2014, by and between NM Mariposa Holdings, Inc. and Nora Aufreiter.	Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended February 1, 2014.

10.28	Director Services Agreement, dated April 30, 2014, by and between NM Mariposa Holdings, Inc. and Philippe Bourguignon.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2014.

10.29	Director Services Agreement, dated April 30, 2014, by and between NM Mariposa Holdings, Inc. and Adam Brotman.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2014.

12.1	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

14.1	The Neiman Marcus Group, Inc. Code of Ethics and Conduct.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2013.

14.2	The Neiman Marcus Group, Inc. Code of Ethics for Financial Professionals.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

21.1	Subsidiaries of the Company.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith electronically.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith electronically.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically.

(1)                                 Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Management’s Report on Internal Control Over Financial Reporting	F-2
Reports of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets as of July 30, 2016 and August 1, 2015	F-5
Consolidated Statements of Operations for the Fiscal Year Ended July 30, 2016, Fiscal Year Ended August 1, 2015, Thirty-nine Weeks Ended August 2, 2014 and Thirteen Weeks Ended November 2, 2013 (Predecessor)
F-6
Consolidated Statements of Comprehensive Loss for the Fiscal Year Ended July 30, 2016, Fiscal Year Ended August 1, 2015, Thirty-nine Weeks Ended August 2, 2014 and Thirteen Weeks Ended November 2, 2013 (Predecessor)
F-7
Consolidated Statements of Cash Flows for the Fiscal Year Ended July 30, 2016, Fiscal Year Ended August 1, 2015, Acquisition and Thirty-nine Weeks Ended August 2, 2014 and Thirteen Weeks Ended November 2, 2013 (Predecessor)
F-8
Consolidated Statements of Member Equity / Stockholders’ Equity for the Fiscal Year Ended July 30, 2016, Fiscal Year Ended August 1, 2015, Thirty-nine Weeks Ended August 2, 2014 and Thirteen Weeks Ended November 2, 2013 (Predecessor)
F-9
Notes to Consolidated Financial Statements	F-11
Schedule II - Valuation and Qualifying Accounts and Reserves	105

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

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under our supervision and with the participation of other key members of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of July 30, 2016. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an unqualified attestation report on the effectiveness of our internal controls over financial reporting as of July 30, 2016.

KAREN W. KATZ
President and Chief Executive Officer

DONALD T. GRIMES
Executive Vice President, Chief Operating Officer and Chief Financial Officer

T. DALE STAPLETON
Senior Vice President and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of Neiman Marcus Group LTD LLC

We have audited the accompanying consolidated balance sheets of Neiman Marcus Group LTD LLC (the "Company") as of July 30, 2016 (Successor) and August 1, 2015 (Successor), and the related (i) consolidated statements of operations and comprehensive loss for the fiscal year ended July 30, 2016 (Successor), fiscal year ended August 1, 2015 (Successor), thirty-nine weeks ended August 2, 2014 (Successor) and thirteen weeks ended November 2, 2013 (Predecessor), (ii) consolidated statements of cash flows for the fiscal year ended July 30, 2016 (Successor), fiscal year ended August 1, 2015 (Successor), Acquisition and thirty-nine weeks ended August 2, 2014 (Successor) and thirteen weeks ended November 2, 2013 (Predecessor), (iii) consolidated statements of member equity for the fiscal year ended July 30, 2016 (Successor), fiscal year ended August 1, 2015 (Successor) and thirty-nine weeks ended August 2, 2014 (Successor), and (iv) consolidated statement of stockholders’ equity for the thirteen weeks ended November 2, 2013 (Predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neiman Marcus Group LTD LLC at July 30, 2016 (Successor) and August 1, 2015 (Successor), and the (i) consolidated results of its operations for the fiscal year ended July 30, 2016 (Successor), fiscal year ended August 1, 2015 (Successor), thirty-nine weeks ended August 2, 2014 (Successor) and thirteen weeks ended November 2, 2013 (Predecessor) and (ii) its cash flows for the fiscal year ended July 30, 2016 (Successor), fiscal year ended August 1, 2015 (Successor), Acquisition and thirty-nine weeks ended August 2, 2014 (Successor) and thirteen weeks ended November 2, 2013 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted Accounting Standards Update No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" and Accounting Standards Update No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs."

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with attestation standards established by the American Institute of Certified Public Accountants, Neiman Marcus Group LTD LLC’s internal control over financial reporting as of July 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated September 26, 2016 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Dallas, Texas
September 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of Neiman Marcus Group LTD LLC

We have audited Neiman Marcus Group LTD LLC’s internal control over financial reporting as of July 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria"). Neiman Marcus Group LTD LLC’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with attestation standards established by the American Institute of Certified Public Accountants. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Neiman Marcus Group LTD LLC maintained, in all material respects, effective internal control over financial reporting as of July 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets of Neiman Marcus Group LTD LLC as of July 30, 2016 (Successor) and August 1, 2015 (Successor), and the related (i) consolidated statements of operations and comprehensive loss for the fiscal year ended July 30, 2016 (Successor), fiscal year ended August 1, 2015 (Successor), thirty-nine weeks ended August 2, 2014 (Successor) and thirteen weeks ended November 2, 2013 (Predecessor), (ii) consolidated statements of cash flows for the fiscal year ended July 30, 2016 (Successor), fiscal year ended August 1, 2015 (Successor), Acquisition and thirty-nine weeks ended August 2, 2014 (Successor) and thirteen weeks ended November 2, 2013 (Predecessor), (iii) consolidated statements of member equity for the fiscal year ended July 30, 2016 (Successor), fiscal year ended August 1, 2015 (Successor) and thirty-nine weeks ended August 2, 2014 (Successor), and (iv) consolidated statement of stockholders’ equity for the thirteen weeks ended November 2, 2013 (Predecessor), and our report dated September 26, 2016, expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Dallas, Texas
September 26, 2016

NEIMAN MARCUS GROUP LTD LLC
CONSOLIDATED BALANCE SHEETS

	July 30, 2016	August 1, 2015
(in thousands, except units)	(Successor)	(Successor)
ASSETS
Current assets:
Cash and cash equivalents	$61,843	$72,974
Merchandise inventories	1,125,325	1,154,844
Other current assets	146,878	126,169
Total current assets	1,334,046	1,353,987

Property and equipment, net	1,588,121	1,477,886
Favorable lease commitments, net	985,534	1,040,440
Other definite-lived intangible assets, net	451,722	521,275
Tradenames	1,807,246	2,036,847
Goodwill	2,072,818	2,272,483
Other assets	17,401	16,844
Total assets	$8,256,888	$8,719,762

LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$317,736	$342,999
Accrued liabilities	492,646	493,278
Current portion of long-term debt	29,426	29,426
Total current liabilities	839,808	865,703

Long-term liabilities:
Long-term debt	4,584,281	4,556,023
Deferred income taxes	1,296,793	1,440,377
Deferred real estate credits and deferred financing obligations	127,618	45,772
Other long-term liabilities	465,257	398,143
Total long-term liabilities	6,473,949	6,440,315

Membership unit (1 unit issued and outstanding at July 30, 2016 and August 1, 2015)	—	—
Member capital	1,584,216	1,584,106
Accumulated other comprehensive loss	(115,841)	(51,228)
Accumulated deficit	(525,244)	(119,134)
Total member equity	943,131	1,413,744
Total liabilities and member equity	$8,256,888	$8,719,762

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal year ended	Fiscal year ended	Thirty-nine weeks ended	Thirteen weeks ended
	July 30, 2016	August 1, 2015	August 2, 2014	November 2, 2013
(in thousands)	(Successor)	(Successor)	(Successor)	(Predecessor)

Revenues	$4,949,472	$5,095,087	$3,710,193	$1,129,138
Cost of goods sold including buying and occupancy costs (excluding depreciation)	3,322,508	3,305,478	2,562,988	685,408
Selling, general and administrative expenses (excluding depreciation)	1,117,928	1,162,075	835,006	266,388
Income from credit card program	(60,648)	(52,769)	(40,672)	(14,653)
Depreciation expense	226,868	185,550	113,334	34,239
Amortization of intangible assets	57,011	82,953	108,052	7,251
Amortization of favorable lease commitments	54,178	54,327	40,574	4,469
Other expenses	27,127	39,474	82,080	113,900
Impairment charges	466,155	—	—	—

Operating earnings (loss)	(261,655)	317,999	8,831	32,136

Interest expense, net	285,596	289,923	232,739	37,315

Earnings (loss) before income taxes	(547,251)	28,076	(223,908)	(5,179)

Income tax expense (benefit)	(141,141)	13,127	(89,825)	7,919

Net earnings (loss)	$(406,110)	$14,949	$(134,083)	$(13,098)

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal year ended	Fiscal year ended	Thirty-nine weeks ended	Thirteen weeks ended
	July 30, 2016	August 1, 2015	August 2, 2014	November 2, 2013
(in thousands)	(Successor)	(Successor)	(Successor)	(Predecessor)

Net earnings (loss)	$(406,110)	$14,949	$(134,083)	$(13,098)

Other comprehensive earnings (loss):
Foreign currency translation adjustments, net of tax	(2,282)	(16,886)	—	—
Change in unrealized loss on financial instruments, net of tax	(6,850)	(1,872)	(954)	610
Reclassification of realized loss on financial instruments to earnings, net of tax	350	—	—	224
Change in unrealized loss on unfunded benefit obligations, net of tax	(55,831)	(15,041)	(16,475)	490
Total other comprehensive earnings (loss)	(64,613)	(33,799)	(17,429)	1,324

Total comprehensive loss	$(470,723)	$(18,850)	$(151,512)	$(11,774)

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended	Fiscal year ended	Acquisition and Thirty-nine weeks ended	Thirteen weeks ended
	July 30, 2016	August 1, 2015	August 2, 2014	November 2, 2013
(in thousands)	(Successor)	(Successor)	(Successor)	(Predecessor)
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$(406,110)	$14,949	$(134,083)	$(13,098)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	362,629	347,390	279,077	48,425
Impairment charges	466,155	—	—	—
Loss on debt extinguishment	—	—	7,882	—
Deferred income taxes	(102,841)	(69,736)	(117,874)	(6,326)
Other	(11,945)	17,712	153,606	6,525
	307,888	310,315	188,608	35,526
Changes in operating assets and liabilities, excluding net assets acquired:
Merchandise inventories	29,046	(52,641)	88,832	(142,417)
Other current assets	(20,758)	(17,314)	74,480	12,111
Accounts payable and accrued liabilities	(43,877)	(45,756)	(57,638)	107,091
Deferred real estate credits	38,293	34,708	5,726	—
Payment of deferred compensation in connection with the Acquisition	—	—	(16,623)	—
Net cash provided by operating activities	310,592	229,312	283,385	12,311

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(301,445)	(270,468)	(138,007)	(35,959)
Acquisition of Neiman Marcus Group LTD LLC	—	—	(3,388,585)	—
Acquisition of MyTheresa	(896)	(181,727)	—	—
Investment in Asian e-commerce retailer	—	—	35,000	—
Net cash used for investing activities	(302,341)	(452,195)	(3,491,592)	(35,959)

CASH FLOWS - FINANCING ACTIVITIES
Borrowings under senior secured asset-based revolving credit facility	555,000	530,000	170,000	—
Repayment of borrowings under senior secured asset-based revolving credit facility	(520,000)	(400,000)	(170,000)	—
Borrowings under senior secured term loan facility	—	—	2,950,000	—
Repayment of borrowings under senior secured term loan facility	(29,426)	(29,427)	(22,089)	—
Borrowings under former senior secured asset-based revolving credit facility	—	—	—	130,000
Repayment of borrowings under former debt facilities	—	—	(2,578,096)	(126,904)
Borrowings under cash pay notes	—	—	960,000	—
Borrowings under PIK toggle notes	—	—	600,000	—
Payment of contingent earn-out obligation	(27,185)	—	—	—
Debt issuance costs paid	—	(265)	(178,606)	—
Cash equity contributions	—	—	1,557,350	—
Net cash provided by (used for) financing activities	(21,611)	100,308	3,288,559	3,096

Effect of exchange rate changes on cash and cash equivalents	2,229	(927)	—	—

CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	(11,131)	(123,502)	80,352	(20,552)
Beginning balance	72,974	196,476	116,124	136,676
Ending balance	$61,843	$72,974	$196,476	$116,124

Supplemental Schedule of Cash Flow Information
Cash paid (received) during the period for:
Interest	$268,657	$267,368	$159,335	$40,789
Income taxes	$(19,207)	$85,203	$(6,769)	$7,544
Non-cash - investing and financing activities:
Property and equipment acquired through developer financing obligations	$46,124	$—	$—	$—
Contingent earn-out obligation incurred in connection with acquisition of MyTheresa	$—	$50,043	$—	$—
Equity contribution from management	$—	$—	$26,756	$—

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive earnings (loss)	Retained earnings (deficit)	Total stockholders’ equity
Predecessor:
Balance at August 3, 2013	$10	$1,005,833	$(107,529)	$(67,276)	$831,038
Stock-based compensation expense	—	2,548	—	—	2,548
Stock option exercises and other	—	125	—	—	125
Comprehensive loss:
Net loss	—	—	—	(13,098)	(13,098)
Adjustments for fluctuations in fair market value of financial instruments, net of tax of ($396)	—	—	610	—	610
Reclassification to earnings, net of tax of ($145)	—	—	224	—	224
Change in unfunded benefit obligations, net of tax of ($319)	—	—	490	—	490
Total comprehensive loss					(11,774)
Balance at November 2, 2013	$10	$1,008,506	$(106,205)	$(80,374)	$821,937

NEIMAN MARCUS GROUP LTD LLC
CONSOLIDATED STATEMENTS OF MEMBER EQUITY

(in thousands)	Member capital	Accumulated other comprehensive earnings (loss)	Retained earnings (deficit)	Total member equity
Successor:
Equity contributions	$1,584,106	$—	$—	$1,584,106
Comprehensive loss:
Net loss	—	—	(134,083)	(134,083)
Adjustments for fluctuations in fair market value of financial instruments, net of tax of $616	—	(954)	—	(954)
Change in unfunded benefit obligations, net of tax of $10,623	—	(16,475)	—	(16,475)
Total comprehensive loss				(151,512)
Balance at August 2, 2014	1,584,106	(17,429)	(134,083)	1,432,594
Comprehensive loss:
Net earnings	—	—	14,949	14,949
Foreign currency translation adjustments, net of tax of $5,024	—	(16,886)	—	(16,886)
Adjustments for fluctuations in fair market value of financial instruments, net of tax of $1,204	—	(1,872)	—	(1,872)
Change in unfunded benefit obligations, net of tax of $9,696	—	(15,041)	—	(15,041)
Total comprehensive loss				(18,850)
Balance at August 1, 2015	1,584,106	(51,228)	(119,134)	1,413,744
Stock option exercises and other	110	—	—	110
Comprehensive loss:
Net loss	—	—	(406,110)	(406,110)
Foreign currency translation adjustments, net of tax of $381	—	(2,282)	—	(2,282)
Adjustments for fluctuations in fair market value of financial instruments, net of tax of $4,416	—	(6,850)	—	(6,850)
Reclassification to earnings, net of tax of ($226)	—	350	—	350
Change in unfunded benefit obligations, net of tax of $35,997	—	(55,831)	—	(55,831)
Total comprehensive loss				(470,723)
Balance at July 30, 2016	$1,584,216	$(115,841)	$(525,244)	$943,131

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

The accompanying Consolidated Financial Statements set forth financial information of the Company and its subsidiaries on a consolidated basis and are presented as “Predecessor” or “Successor” to indicate whether they relate to the period preceding the Acquisition or the period succeeding the Acquisition, respectively.  All significant intercompany accounts and transactions have been eliminated.

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks. All references to (i) fiscal year 2016 relate to the fifty-two weeks ended July 30, 2016, (ii) fiscal year 2015 relate to the fifty-two weeks ended August 1, 2015 and (iii) fiscal year 2014 relate to the fifty-two weeks ended August 2, 2014 (consisting of the thirty-nine weeks ended August 2, 2014 of the Successor and the thirteen weeks ended November 2, 2013 of the Predecessor).

Certain prior period balances have been reclassified to conform to the current period presentation due primarily to our adoption of recent accounting pronouncements related to the presentation of debt issuance costs and deferred income taxes.

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

We are required to make estimates and assumptions about future events in preparing our financial statements in conformity with generally accepted accounting principles ("GAAP"). These estimates and assumptions affect the amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the accompanying Consolidated Financial Statements.

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

Purchase Accounting.  We account for acquisitions in accordance with the provisions of Accounting Standards Codification ("ASC") Topic 805, Business Combinations, whereby the purchase price paid to effect the acquisitions was allocated to state the acquired assets and liabilities at fair value.  The Acquisition and the allocation of the purchase price were recorded for accounting purposes as of November 2, 2013, the end of our first quarter of fiscal year 2014.  The MyTheresa acquisition and the allocation of the purchase price were recorded for accounting purposes as of November 1, 2014, the end of our first quarter of fiscal year 2015. In connection with the allocations of the purchase price, we made estimates of the fair values of our long-lived and intangible assets based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information, and in some cases, valuation results from independent valuation specialists, which resulted in increases in the carrying value of our property and equipment and inventory, the revaluation of intangible assets for our tradenames, customer lists and favorable lease commitments, the revaluation of our long-term benefit plan obligations and, with respect to the MyTheresa acquisition, the recording of our contingent earn-out obligation at estimated fair value, among other things.

Fair Value Measurements. Certain of our assets and liabilities are required to be measured at fair value on a recurring basis. Fair value is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability.  Assets and liabilities are classified using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value as follows:

•	Level 1 — Unadjusted quoted prices for identical instruments traded in active markets.

•	Level 2 — Observable market-based inputs or unobservable inputs corroborated by market data.

•	Level 3 — Unobservable inputs reflecting management’s estimates and assumptions.

 Cash and Cash Equivalents.  Cash and cash equivalents primarily consist of cash on hand in our stores, deposits with banks and overnight investments with banks and financial institutions. Cash equivalents are stated at cost, which approximates fair value. Our cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable includes outstanding checks not yet presented for payment of $47.4 million at July 30, 2016 and $57.3 million at August 1, 2015.

Merchandise Inventories and Cost of Goods Sold.  We utilize the retail inventory method of accounting.  Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio, for various groupings of similar items, to the retail value of our inventories.  The cost of the inventory reflected in the Consolidated Financial Statements is decreased by charges to cost of goods sold at average cost and the retail value of the inventory is lowered through the use of markdowns.  Earnings are negatively impacted when merchandise is marked down.  As we adjust the retail value of our inventories through the use of markdowns to reflect market conditions, our merchandise inventories are stated at the lower of cost or market.

The areas requiring significant management judgment related to the valuation of our inventories include (i) setting the original retail value for the merchandise held for sale, (ii) recognizing merchandise for which the customer’s perception of value has declined and appropriately marking the retail value of the merchandise down to the perceived value and (iii) estimating the shrinkage that has occurred between physical inventory counts. These judgments and estimates, coupled with the averaging processes within the retail method, can, under certain circumstances, produce varying financial results. Factors that can lead to different financial results include (i) determination of original retail values for merchandise held for sale, (ii) identification of declines in perceived value of inventories and processing the appropriate retail value markdowns and (iii) overly optimistic or conservative estimation of shrinkage. In prior years, we have not made material changes to our estimates of shrinkage or markdown requirements on inventories held as of the end of our fiscal years.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise. These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold. The amounts of vendor allowances we receive fluctuate based partially on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during fiscal years 2016, 2015 or 2014. We received vendor allowances of $100.8 million in fiscal year 2016, $94.8 million in fiscal year 2015, $88.5 million for the thirty-nine weeks ended August 2, 2014 and $5.0 million for the thirteen weeks ended November 2, 2013.

We obtain certain merchandise, primarily precious jewelry, on a consignment basis to expand our product assortment. Consignment merchandise held by us with a cost basis of $416.5 million at July 30, 2016 and $399.0 million at August 1, 2015 is not reflected in our Consolidated Balance Sheets.

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

We assess the recoverability of the carrying values of our store assets, consisting of property and equipment, customer lists and favorable lease commitments, annually and upon the occurrence of certain events. The recoverability assessment with respect to our long-lived assets is performed at the store level. This assessment is based upon the comparison of the undiscounted cash flows anticipated to be generated from the store to the net carrying value of the store assets. To the extent the undiscounted store-level cash flows are not sufficient to recover the net carrying value of the store assets, the assets are impaired and written down to their estimated fair value based upon discounted future cash flows. Based upon the review of our store-level assets conducted in fiscal year 2016, we identified certain property and equipment and other definite-lived intangible assets to be impaired by $38.1 million.

The recoverability assessment related to store-level assets requires judgments and estimates of future revenues, gross margin rates and store expenses. We base these estimates upon our past and expected future performance. We believe our estimates are appropriate in light of current and future market conditions and the best information available at the assessment date. However, future impairment charges could be required if we do not achieve our current revenue or cash flow projections.

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

Subsequent to the Acquisition and the MyTheresa acquisition, Successor definite-lived intangible assets, which primarily consist of customer lists, are amortized using accelerated methods which reflect the pattern in which we receive the economic benefit of the asset, currently estimated at six to 16 years (weighted average life of 13 years from the respective acquisition dates). Successor favorable lease commitments are amortized straight-line over the remaining lives of the leases, ranging from four to 55 years (weighted average life of 30 years from the acquisition dates). Total amortization of all intangible assets recorded in connection with acquisitions for the next five fiscal years is currently estimated as follows (in thousands):

2017	$104,045
2018	98,183
2019	95,123
2020	88,428
2021	82,538

Indefinite-lived Intangible Assets and Goodwill.  Indefinite-lived intangible assets, such as our Neiman Marcus, Bergdorf Goodman and MyTheresa tradenames and goodwill, are not subject to amortization. Rather, we assess the recoverability of indefinite-lived intangible assets and goodwill in the fourth quarter of each fiscal year and upon the occurrence of certain events.

The recoverability assessment with respect to each of the tradenames used in our operations requires us to estimate the fair value of the asset as of the assessment date.  Such determination is made using discounted cash flow techniques (Level 3 determination of fair value).  Significant inputs to the valuation model include:

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
If the recorded carrying value of the tradename exceeds its estimated fair value, an impairment charge is recorded to write the tradename down to its estimated fair value. Based upon the review of our tradenames in fiscal year 2016, we determined certain of our tradenames were impaired and recorded impairment charges aggregating $228.9 million.

The assessment of the recoverability of the goodwill associated with our Neiman Marcus, Bergdorf Goodman and MyTheresa reporting units involves a two-step process.  The first step requires the comparison of the estimated enterprise fair value of each of our reporting units to its recorded carrying value.  We estimate the enterprise fair value based on discounted cash flow techniques (Level 3 determination of fair value).  Significant inputs to the valuation model include:

•	estimated future cash flows;

•	growth assumptions for future revenues as well as future gross margin rates, expense rates, capital expenditures and other estimates; and

•	rate, based on our estimated weighted average cost of capital, used to discount our estimated future cash flow projections to their present value (or estimated fair value).
If the recorded carrying value of a reporting unit exceeds its estimated enterprise fair value in the first step, a second step is performed in which we allocate the enterprise fair value to the fair value of the reporting unit’s net assets.  The second step of the impairment testing process requires, among other things, the estimation of the fair values of substantially all of our tangible and intangible assets.  Any enterprise fair value in excess of amounts allocated to such net assets represents the implied fair value of goodwill for that reporting unit.  If the recorded goodwill balance for a reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded to write goodwill down to its fair value. Based upon the review of our recorded goodwill balances in fiscal year 2016, we determined that certain of our goodwill balances were impaired and recorded impairment charges aggregating $199.2 million.

The impairment testing process related to our indefinite-lived intangible assets is subject to inherent uncertainties and subjectivity.  The use of different assumptions, estimates or judgments with respect to the estimation of the projected future cash flows and the determination of the discount rate used to reduce such projected future cash flows to their net present value could materially increase or decrease any related impairment charge.  We believe our estimates are appropriate based upon current and future market conditions and the best information available at the assessment date.  However, future impairment charges could be required if we do not achieve our current cash flow, revenue and profitability projections, market royalty rates decrease or the weighted average cost of capital increases.

Leases.  We lease a significant portion of our retail stores and office facilities. Stores we own are often subject to ground leases.  The terms of our real estate leases, including renewal options, range from ten to 130 years.  Most leases provide for fixed monthly minimum rentals or contingent rentals based upon sales in excess of stated amounts and normally require us to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs.  For leases that contain predetermined, fixed calculations of minimum rentals, we recognize rent expense on a straight-line basis over the lease term.  We recognize contingent rent expenses when it is probable that the sales thresholds will be reached during the year.

 We typically receive cash allowances from developers related to the construction of our stores.  We record these allowances as deferred real estate credits, which we recognize as a reduction of rent expense on a straight-line basis over the lease term beginning with the date we take possession of the leased asset.  We received construction allowances aggregating $38.3 million in fiscal year 2016, $34.7 million in fiscal year 2015, $5.7 million for the thirty-nine weeks ended August 2, 2014 and none for the thirteen weeks ended November 2, 2013.

In some cases, a developer will construct a retail store to our requirements pursuant to a lease agreement between the developer and the Company. Typically, the lease agreement provides for the construction and financing of the store shell by the developer and our subsequent construction and financing of the interior finish-out of the store. Since we are involved in the construction of the leased store in these types of arrangements, we must consider the nature and extent of our involvement during the construction period which, in some cases, may result in us being deemed the accounting owner of the construction project. In such cases, ASC Topic 840, Leases, ("ASC Topic 840") requires that we record an asset for the developer's construction costs related to the store shell (included in construction in progress) and recognize an offsetting deferred financing obligation. Upon completion of the project, we perform a sale-leaseback analysis to determine if these assets and the related financing obligation can be derecognized from our Consolidated Balance Sheets. In fiscal year 2016, we capitalized costs incurred by a developer aggregating $46.1 million related to a retail store under construction.

Benefit Plans.  We sponsor a defined benefit pension plan ("Pension Plan"), an unfunded supplemental executive retirement plan ("SERP Plan") which provides certain employees additional pension benefits and a postretirement plan providing eligible employees limited postretirement health care benefits ("Postretirement Plan"). In calculating our obligations and related expense, we make various assumptions and estimates, after consulting with outside actuaries and advisors.  The annual determination of expense involves calculating the estimated total benefits ultimately payable to plan participants.  We use the traditional unit credit method in recognizing pension liabilities.  The Pension Plan, SERP Plan and Postretirement Plan are valued as of the end of each fiscal year. As of the third quarter of fiscal year 2010, benefits offered to all employees under our Pension Plan and SERP Plan were frozen.

Significant assumptions related to the calculation of our obligations include the discount rates used to calculate the present value of benefit obligations to be paid in the future, the expected long-term rate of return on assets held by the Pension Plan and the health care cost trend rate for the Postretirement Plan, as more fully described in Note 12 of the Notes to Consolidated Financial Statements.  We review these assumptions annually based upon currently available information, including information provided by our actuaries.

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

Derivative Financial Instruments.  We enter into derivative financial instruments, primarily interest rate cap and swap agreements, to hedge the variability of our cash flows related to a portion of our floating rate indebtedness.  The derivative financial instruments are recorded at estimated fair value at each balance sheet date and included in assets or liabilities in our Consolidated Balance Sheets.

Revenues.  Revenues include sales of merchandise and services and delivery and processing revenues related to merchandise sold. Revenues are recognized at the later of the point of sale or the delivery of goods to the customer. Revenues associated with gift cards are recognized at the time of redemption by the customer. Revenues exclude sales taxes collected from our customers.

Delivery and processing revenues were $50.6 million in fiscal year 2016, $50.1 million in fiscal year 2015, $38.0 million for the thirty-nine weeks ended August 2, 2014 and $14.8 million for the thirteen weeks ended November 2, 2013.

Revenues are reduced when customers return goods previously purchased. We maintain reserves for anticipated sales returns primarily based on our historical trends related to returns by our customers. Our reserves for anticipated sales returns were $45.3 million at July 30, 2016 and $44.0 million at August 1, 2015.

Between 2005 and 2014, we created and maintained e‑commerce websites pursuant to contractual arrangements with certain designers. Pursuant to these arrangements, we purchased and maintained inventory from such designers that was showcased on their respective websites and bore all responsibilities related to the fulfillment of goods purchased on such websites. All of these contractual arrangements expired by the end of the first quarter of fiscal year 2015 and were not renewed. Revenues generated from the operation of the designer websites were $4.7 million in fiscal year 2015, $70.0 million for the thirty‑nine weeks ended August 2, 2014 and $13.5 million for the thirteen weeks ended November 2, 2013.

Buying and Occupancy Costs.  Our buying costs consist primarily of salaries and expenses incurred by our merchandising and buying operations. Occupancy costs primarily include rent, property taxes and operating costs of our retail, distribution and support facilities and exclude depreciation expense.

Selling, General and Administrative Expenses (excluding depreciation).  Selling, general and administrative expenses consist principally of costs related to employee compensation and benefits in the selling and administrative support areas and advertising and marketing costs.

We receive allowances from certain merchandise vendors in connection with compensation programs for employees who sell the vendors’ merchandise. These allowances are netted against the related compensation expenses that we incur. Amounts received from vendors related to compensation programs were $70.3 million in fiscal year 2016, $76.4 million in fiscal year 2015, $55.4 million for the thirty-nine weeks ended August 2, 2014 and $18.5 million for the thirteen weeks ended November 2, 2013.

Consistent with industry practice, we receive advertising allowances from certain of our merchandise vendors. Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media and digital media.  Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned.  Advertising allowances were approximately $54.8 million in fiscal year 2016, $55.0 million in fiscal year 2015, $31.4 million for the thirty-nine weeks ended August 2, 2014 and $20.0 million for the thirteen weeks ended November 2, 2013.

We incur costs to advertise and promote the merchandise assortment offered through our store and online operations.  We expense advertising costs for print media costs and promotional materials mailed to our customers at the time of mailing to the customer.  We amortize the costs of print catalogs during the periods we expect to generate revenues from such catalogs, generally three to six months. We expense the costs incurred to produce the photographic content on our websites, as well as website design and web marketing costs, as incurred.  Net marketing and advertising expenses were $178.9 million in fiscal year 2016, $165.7 million in fiscal year 2015, $109.7 million for the thirty-nine weeks ended August 2, 2014 and $34.6 million for the thirteen weeks ended November 2, 2013.

Stock Compensation.  At the date of grant, the stock option exercise price equals or exceeds the fair market value of Parent's common stock.  Because Parent is privately held and there is no public market for its common stock, the fair market value of Parent's common stock is determined by the Board of Directors of Parent (the "Parent Board") or the Compensation Committee, as applicable, at the time option grants are awarded.  The estimate of the fair market value of Parent's common stock utilizes both discounted cash flow techniques and the review of market data and involves assumptions regarding a number of complex and subjective variables. Significant inputs to the common stock valuation model include:

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

Gift Cards.  The gift cards sold to our customers have no stated expiration dates and, in some cases, are subject to actual and/or potential escheatment rights in various of the jurisdictions in which we operate.  Unredeemed gift cards were $44.3 million at July 30, 2016 and $43.0 million at August 1, 2015.

We recognized gift card breakage of $1.3 million in fiscal year 2016, $1.4 million in fiscal year 2015, $1.3 million for the thirty-nine weeks ended August 2, 2014 and $0.3 million for the thirteen weeks ended November 2, 2013 as a component of revenues.

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

Newly Adopted Accounting Pronouncements. In April 2015, the Financial Accounting Standards Board (the "FASB") issued guidance to simplify the balance sheet presentation of debt issuance costs. The standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt, consistent with the presentation of debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the new guidance. In addition, the FASB issued guidance in August 2015 to clarify the treatment of debt issuance costs related to line of credit arrangements. Companies can continue to present debt issuance costs for line of credit arrangements as an asset and subsequently amortize the deferred issuance cost ratably over the term of the arrangement. We adopted this guidance in the fourth quarter of fiscal year 2016 on a retrospective basis. Unamortized debt issuance costs, except unamortized debt issuance costs related to our Asset-Based Revolving Credit Facility, are now presented as a direct reduction of long-term debt on the Company's Consolidated Balance Sheets as of July 30, 2016 and August 1, 2015. Unamortized debt issuance costs of $125.3 million as of August 1, 2015 have been reclassified on our Consolidated Balance Sheet from other assets to a direct reduction of long-term debt.

In May 2015, the FASB issued guidance that eliminates the requirement to categorize investments measured at net asset value per share (or its equivalent) as a practical expedient in the fair value hierarchy table. This new guidance requires entities to disclose the fair values of such investments so that amounts reported in the fair value hierarchy table can be reconciled to the total fair value of plan assets. We adopted this guidance in the fourth quarter of fiscal year 2016 on a retrospective basis. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

In November 2015, the FASB issued guidance to simplify the balance sheet presentation of deferred income taxes. The standard requires that deferred tax liabilities and assets be classified as non-current in a balance sheet. We adopted this guidance in the fourth quarter of fiscal year 2016 on a retrospective basis. Deferred taxes previously classified as components of current assets were reclassified to long-term liabilities on the Company's Consolidated Balance Sheets as of July 30, 2016 and August 1, 2015. Current deferred tax assets of $30.7 million as of August 1, 2015 have been netted against non-current deferred tax liabilities on our Consolidated Balance Sheet.

Recent Accounting Pronouncements.  In April 2015, the FASB issued guidance related to the accounting for cloud computing arrangements. Under this guidance, if a cloud computing arrangement includes a software license, the software license element should be accounted for in a manner consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. This new guidance is effective for us as of the first quarter of fiscal year 2017.

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

In May 2014, the FASB issued guidance to clarify the principles for revenue recognition. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes previous revenue recognition guidance. This new guidance is effective for us no earlier than the first quarter of fiscal year 2019 using one of two retrospective application methods.

In February 2016, the FASB issued guidance that requires a lessee to recognize assets and liabilities arising from leases on the balance sheet. Previous GAAP did not require lease assets and liabilities to be recognized for most leases. Additionally, companies are permitted to make an accounting policy election not to recognize lease assets and liabilities for leases with a term of 12 months or less. For both finance leases and operating leases, the lease liability should be initially measured at the present value of the contractual lease payments. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will not significantly change under this new guidance. This new guidance is effective for us as of the first quarter of fiscal year 2020.

With respect to each of the recent accounting pronouncements described above, we are currently evaluating which application methods to adopt and the impact of adopting these new accounting standards on our Consolidated Financial Statements.

NOTE 2. THE ACQUISITION

The Acquisition was completed on October 25, 2013 and was financed by:

•	borrowings of $75.0 million under the senior secured asset-based revolving credit facility (as amended, the "Asset-Based Revolving Credit Facility");

•
borrowings of $2,950.0 million under the senior secured term loan facility (as amended, the "Senior Secured Term Loan Facility" and, together with the Asset-Based Revolving Credit Facility, the "Senior Secured Credit Facilities");

•	issuance of $960.0 million aggregate principal amount of 8.00% senior cash pay notes due 2021 (the "Cash Pay Notes");

•	issuance of $600.0 million aggregate principal amount of 8.75%/9.50% senior PIK toggle notes due 2021 (the "PIK Toggle Notes"); and

•	$1,584.1 million of equity investments from Parent funded by direct and indirect equity investments from the Sponsors, certain co-investors and management.
The Acquisition occurred simultaneously with:

•	the closing of the financing transactions and equity investments described previously;

•	the termination of the former $700.0 million senior secured asset-based revolving credit facility (the "Former Asset-Based Revolving Credit Facility"); and

•
the termination of the former $2,560.0 million senior secured term loan facility (the "Former Senior Secured Term Loan Facility" and, together with the Former Asset-Based Revolving Credit Facility, the "Former Senior Secured Credit Facilities").

We accounted for the Acquisition in accordance with the provisions of FASB ASC Topic 805, Business Combinations, whereby the purchase price paid to effect the Acquisition was allocated to state the acquired assets and liabilities at fair value.

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

Consideration payable to former equity holders (including $26.8 million management rollover)		$3,382.7
Capitalized transaction costs		32.7
Total consideration paid to effect the Acquisition		3,415.4

Net assets acquired at historical cost		821.9

Adjustments to state acquired assets at fair value:
(1) Increase carrying value of merchandise inventories	$129.6
(2) Increase carrying value of property and equipment	457.7
(3) Revalue intangible assets:
Tradenames	739.3
Other definite-lived intangible assets, primarily customer lists	492.1
Favorable lease commitments	799.8
(4) Change in carrying values of other assets and liabilities	(67.0)
(5) Write-off of historical deferred lease credits	102.3
(6) Write-off of historical debt issuance costs	(31.3)
(7) Write-off of historical goodwill	(1,263.4)
(8) Settlement of unvested Predecessor stock options (Note 15)	51.5
(9) Tax impact of valuation adjustments and other tax benefits	(965.7)
Total adjustments to state acquired assets at fair value		444.9
Net assets acquired at fair value		1,266.8

Excess purchase price related to the Acquisition recorded as goodwill		$2,148.6

NOTE 3. MYTHERESA ACQUISITION

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. The operations of MyTheresa are conducted primarily through the mytheresa.com website. The purchase price paid to acquire MyTheresa, net of cash acquired, was $181.7 million, which was financed through a combination of cash and debt. In addition, the MyTheresa purchase agreement contains contingent earn-out payments to the sellers aggregating up to €55.0 million based on operating performance for calendar years 2015 and 2016. In April 2016, we paid $29.8 million, or €26.5 million, to the sellers as a result of MyTheresa's operating performance for calendar year 2015. The estimated fair value of the remaining earn-out obligation related to operating performance for calendar year 2016 was $26.3 million, or €23.8 million, at July 30, 2016. MyTheresa results of operations are included in our consolidated results of operations beginning in the second quarter of fiscal year 2015.

NOTE 4. FAIR VALUE MEASUREMENTS

The following table shows the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis in our Consolidated Balance Sheets:

	Fair Value Hierarchy	July 30, 2016	August 1, 2015
(in thousands)		(Successor)	(Successor)
Assets:
Interest rate caps (included in long-term assets)	Level 2	$—	$21

Liabilities:
Interest rate swaps (included in other long-term liabilities)	Level 2	$13,167	$—
Contingent earn-out obligation (included in accrued liabilities)	Level 3	26,264	27,876
Contingent earn-out obligation (included in other long-term liabilities)	Level 3	—	23,375
Stock-based award liability (included in other long-term liabilities)	Level 3	5,500	15,873

The fair value of the interest rate caps and interest rate swaps are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves.  In addition, the fair value of the interest rate caps includes consideration of the counterparty’s non-performance risk.

The fair value of the contingent earn-out obligation incurred in connection with the acquisition of MyTheresa was estimated as of the acquisition date using a valuation model that measured the present value of the probable cash payments based upon the forecasted operating performance of MyTheresa and a discount rate that captured the risk associated with the obligation. We update our assumptions based on new developments and adjust the carrying value of the obligation to its estimated fair value at each reporting date.

Because Parent is privately held and there is no public market for its common stock, the fair market value of Parent's common stock is determined by the Parent Board or the Compensation Committee, as applicable.  In determining the fair market value of Parent's common stock, the Parent Board or the Compensation Committee, as applicable, considers such factors as any recent transactions involving Parent's common stock, the Company’s actual and projected financial results, the principal amount of the Company’s indebtedness, valuations of the Company performed by third parties and other factors it believes are material to the valuation process. Significant inputs to the common stock valuation model are updated as applicable and the carrying value of the obligation is adjusted to its estimated fair value at each reporting date.

The carrying values of cash and cash equivalents, credit card receivables and accounts payable approximate fair value due to their short-term nature.  We determine the fair value of our long-term debt on a non-recurring basis, which results are summarized as follows:

		July 30, 2016 (Successor)		August 1, 2015 (Successor)
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Asset-Based Revolving Credit Facility	Level 2	$165,000	$165,000	$130,000	$130,000
Senior Secured Term Loan Facility	Level 2	2,869,059	2,705,896	2,898,485	2,887,616
Cash Pay Notes	Level 2	960,000	818,995	960,000	1,021,200
PIK Toggle Notes	Level 2	600,000	480,000	600,000	639,120
2028 Debentures	Level 2	122,463	120,325	122,250	124,531

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

NOTE 5.  PROPERTY AND EQUIPMENT, NET

The significant components of our net property and equipment are as follows:

	July 30, 2016	August 1, 2015
(in thousands)	(Successor)	(Successor)

Land, buildings and improvements	$1,237,568	$1,126,848
Fixtures and equipment	699,469	516,463
Construction in progress	201,903	131,966
	2,138,940	1,775,277
Less: accumulated depreciation	550,819	297,391
Property and equipment, net	$1,588,121	$1,477,886

Included in construction in progress at July 30, 2016 are $46.1 million of capitalized costs incurred by a developer to construct the shell of a building that we will lease and operate as a retail store upon completion of construction. We are deemed to be the owner of the building shell for accounting purposes and are therefore required to recognize an asset for a developer's construction costs related to the store shell and an offsetting deferred financing obligation.

NOTE 6.  GOODWILL AND INTANGIBLE ASSETS, NET

The significant components of our intangible assets and goodwill are as follows:

(in thousands)	Favorable Lease Commitments	Other Definite-lived Intangible Assets	Tradenames	Goodwill

Successor:
Balance at August 2, 2014	$1,094,767	$587,519	$1,970,698	$2,148,627
Additions	—	18,751	74,754	139,968
Amortization	(54,327)	(82,953)	—	—
Foreign currency translation adjustment	—	(2,042)	(8,605)	(16,112)
Balance at August 1, 2015	$1,040,440	$521,275	$2,036,847	$2,272,483
Amortization	(54,178)	(57,011)	—	—
Impairment of goodwill and intangible assets	—	(12,433)	(228,877)	(199,218)
Foreign currency translation adjustment	—	(109)	(724)	(447)
Write-offs related to facility closures and other	(728)	—	—	—
Balance at July 30, 2016	$985,534	$451,722	$1,807,246	$2,072,818

Total accumulated amortization at July 30, 2016	$149,119	$248,247

NOTE 7. IMPAIRMENT CHARGES

We experienced declines in our operating results in fiscal year 2016. We believe our operating results in fiscal year 2016 were adversely impacted by a number of factors including, among other things:

•	volatility in domestic and global economic conditions;

•	national and global geo-political uncertainty;

•	the strengthening of the U.S. dollar against international currencies, most notably the Euro and British pound, and a resulting decrease in tourism and spending by international customers; and

•	a significant decline in the global price of crude oil and the resulting impact on stakeholders in the oil and gas industries.

Based upon our assessment of current economic conditions, our expectations of future business conditions and trends and our projected revenues, earnings and cash flows, we determined certain of our property and equipment, other definite-lived intangible assets, tradenames and goodwill to be impaired and recorded impairment charges in the fourth quarter of fiscal year 2016 aggregating $466.2 million, as follows (in thousands):

Tradenames	$228,877
Goodwill	199,218
Property and equipment	25,627
Other definite-lived intangible assets	12,433
Total	$466,155

NOTE 8.  ACCRUED LIABILITIES

The significant components of accrued liabilities are as follows:

	July 30, 2016	August 1, 2015
(in thousands)	(Successor)	(Successor)

Accrued salaries and related liabilities	$65,866	$69,928
Amounts due customers	133,000	130,859
Self-insurance reserves	36,197	37,943
Interest payable	59,781	61,072
Sales returns reserves	45,336	44,046
Sales taxes payable	23,636	26,322
Contingent earn-out obligation	26,264	27,876
Other	102,566	95,232
Total	$492,646	$493,278

NOTE 9.  LONG-TERM DEBT

The significant components of our long-term debt are as follows:

	Interest Rate	July 30, 2016	August 1, 2015
(in thousands)		(Successor)	(Successor)

Asset-Based Revolving Credit Facility	variable	$165,000	$130,000
Senior Secured Term Loan Facility	variable	2,869,059	2,898,485
Cash Pay Notes	8.00%	960,000	960,000
PIK Toggle Notes	8.75%/9.50%	600,000	600,000
2028 Debentures	7.125%	122,463	122,250
Total debt		4,716,522	4,710,735
Less: unamortized debt issuance costs		(102,815)	(125,286)
Less: current portion of Senior Secured Term Loan Facility		(29,426)	(29,426)
Long-term debt		$4,584,281	$4,556,023

Asset-Based Revolving Credit Facility.  On October 25, 2013, the Company entered into a credit agreement and related security and other agreements for the Asset-Based Revolving Credit Facility. At July 30, 2016, the Asset-Based Revolving Credit Facility provided for a maximum committed borrowing capacity of $900.0 million. The Asset-Based Revolving Credit Facility matures on October 25, 2018.  At July 30, 2016, we had $165.0 million of borrowings outstanding under this facility, no outstanding letters of credit and $645.0 million of unused borrowing availability.

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

The Asset-Based Revolving Credit Facility permits us to increase commitments under the Asset-Based Revolving Credit Facility or add one or more incremental term loans to the Asset-Based Revolving Credit Facility by an amount not to exceed $200.0 million. However, the lenders are under no obligation to provide any such additional commitments or loans, and any increase in commitments or incremental term loans will be subject to customary conditions precedent.  If we were to request any such additional commitments and the existing lenders or new lenders were to agree to provide such commitments, the size of the Asset-Based Revolving Credit Facility could be increased to $1,100.0 million, but our ability to borrow would still be limited by the amount of the borrowing base.  The cash proceeds of any incremental term loans may be used for working capital and general corporate purposes.

At July 30, 2016, borrowings under the Asset-Based Revolving Credit Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Deutsche Bank AG New York Branch (the administrative agent), (2) the federal funds effective rate plus ½ of 1.00% and (3) the adjusted one-month LIBOR plus 1.00% or (b) LIBOR, subject to certain adjustments, in each case plus an applicable margin (1.25% at July 30, 2016).  The applicable margin is up to 0.75% with respect to base rate borrowings and up to 1.75% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on the average historical excess availability under the Asset-Based Revolving Credit Facility. The weighted average interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 1.92% at July 30, 2016. In addition, we are required to pay a commitment fee in respect of unused commitments at a rate of 0.25% per annum.  We must also pay customary letter of credit fees and agency fees.

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

The Asset-Based Revolving Credit Facility is guaranteed by Holdings and each of our current and future direct and indirect wholly owned subsidiaries (subsidiary guarantors) other than (a) unrestricted subsidiaries, (b) certain immaterial subsidiaries, (c) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (d) certain holding companies of foreign subsidiaries, (e) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (f) any subsidiary that is prohibited by applicable law or contractual obligation from acting as a guarantor or which would require governmental approval to provide a guarantee. At July 30, 2016, the assets of non-guarantor subsidiaries, primarily NMG Germany GmbH (through which we conduct the operations of MyTheresa), were $288.1 million, or 3.5% of consolidated total assets. All obligations under the Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of Holdings, the Company and the subsidiary guarantors, including:

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

Senior Secured Term Loan Facility.  On October 25, 2013, the Company entered into a credit agreement and related security and other agreements for the $2,950.0 million Senior Secured Term Loan Facility. At July 30, 2016 (after giving effect to the Refinancing Amendment described below), the outstanding balance under the Senior Secured Term Loan Facility was $2,869.1 million. The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

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

On March 13, 2014, we entered into a refinancing amendment with respect to the Senior Secured Term Loan Facility (the Refinancing Amendment). The Refinancing Amendment provided for an immediate reduction in the interest rate margin applicable to the loans outstanding under the Senior Secured Term Loan Facility from (a) 4.00% to 3.25% for LIBOR borrowings and (b) 3.00% to 2.25% for base rate borrowings. In addition, the interest rate margin in the event of a step down based on our senior secured first lien net leverage, as defined in the credit agreement governing the Senior Secured Term Loan Facility, was reduced from (1) 3.75% to 3.00% for LIBOR borrowings and (2) 2.75% to 2.00% for base rate borrowings. Substantially all other terms are consistent with the credit agreement governing the Senior Secured Term Loan Facility as of October 25, 2013, including the amortization schedule and maturity dates. In connection with the Refinancing Amendment, we incurred costs of $29.5 million, which were capitalized as debt issuance costs (included in long-term liabilities). In addition, we incurred a loss on debt extinguishment of $7.9 million, which primarily consisted of the write-off of debt issuance costs, previously incurred in connection with the initial issuance of the Senior Secured Term Loan Facility, allocable to lenders that no longer participate in the Senior Secured Term Loan Facility subsequent to the refinancing. The loss on debt extinguishment was recorded in the third quarter of fiscal year 2014 as a component of interest expense.

At July 30, 2016, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Credit Suisse AG (the administrative agent), (2) the federal funds effective rate plus ½ of 1.00% and (3) the adjusted one-month LIBOR plus 1.00%, or (b) an adjusted LIBOR (for a period equal to the relevant interest period, and in any event, never less than 1.00%), subject to certain adjustments, in each case plus an applicable margin.  The applicable margin is up to 2.25% with respect to base rate borrowings and up to 3.25% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on our senior secured first lien net leverage ratio.  The applicable margin with respect to outstanding LIBOR borrowings was 3.25% at July 30, 2016.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.25% at July 30, 2016.

Subject to certain exceptions and reinvestment rights, the Senior Secured Term Loan Facility requires that 100% of the net cash proceeds from certain asset sales and debt issuances and 50% (which percentage will be reduced to 25% if our senior secured first lien net leverage ratio, as defined in the credit agreement governing the Senior Secured Term Loan Facility, is equal to or less than 4.0 to 1.0 but greater than 3.5 to 1.0 and will be reduced to 0% if our senior secured first lien net leverage ratio is equal to or less than 3.5 to 1.0) from excess cash flow, as defined in the credit agreement governing the Senior Secured Term Loan Facility, for each of our fiscal years (commencing with the period ended July 26, 2015) must be used to prepay outstanding term loans under the Senior Secured Term Loan Facility at 100% of the principal amount to be prepaid, plus accrued and unpaid interest. We were not required to prepay any outstanding term loans pursuant to the annual excess cash flow requirements for fiscal years 2016 and 2015.

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

The Senior Secured Term Loan Facility is guaranteed by Holdings and each of our current and future subsidiary guarantors other than (a) unrestricted subsidiaries, (b) certain immaterial subsidiaries, (c) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (d) certain holding companies of foreign subsidiaries, (e) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (f) any subsidiary that is prohibited by applicable law or contractual obligation from acting as a guarantor or which would require governmental approval to provide a guarantee. At July 30, 2016, the assets of non-guarantor subsidiaries, primarily NMG Germany GmbH (through which we conduct the operations of MyTheresa), were $288.1 million, or 3.5% of consolidated total assets. All obligations under the Senior Secured Term Loan Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Holdings, the Company and the subsidiary guarantors, including:

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

2028 Debentures.  NMG has outstanding $125.0 million aggregate principal amount of our 7.125% Senior Debentures due 2028.  The 2028 Debentures are secured by a first lien security interest on certain collateral subject to liens granted under the Senior Secured Credit Facilities constituting (a) (1) 100% of the capital stock of certain of NMG’s existing and future domestic subsidiaries, and (2) 100% of the non-voting stock and 65% of the voting stock of certain of NMG’s existing and future foreign subsidiaries and (b) a significant portion of NMG's owned real property, in each case, to the extent required by the terms of the indenture governing the 2028 Debentures. The 2028 Debentures contain covenants that restrict NMG’s ability to create liens and enter into sale and lease back transactions.  The collateral securing the 2028 Debentures will be released upon the release of liens on such collateral under the Senior Secured Credit Facilities and any other debt (other than the 2028 Debentures) secured by such collateral.  Capital stock and other securities of a subsidiary of NMG that are owned by NMG or any subsidiary will not constitute collateral under the 2028 Debentures to the extent such property does not constitute collateral under the Senior Secured Credit Facilities as described above.  The 2028 Debentures are guaranteed on an unsecured, senior basis by the Company.  The guarantee is full and unconditional.  The guarantee of the 2028 Debentures is subject to automatic release if the requirements for legal defeasance or covenant defeasance of the 2028 Debentures are satisfied, or if NMG’s obligations under the indenture governing the 2028 Debentures are discharged.  At July 30, 2016, our non-guarantor subsidiaries consisted principally of Bergdorf Goodman, Inc., through which we conduct the operations of our Bergdorf Goodman stores, NM Nevada Trust, which holds legal title to certain real property and intangible assets used by us in conducting our operations, and NMG Germany GmbH, through which we conduct the operations of MyTheresa.  The 2028 Debentures include certain restrictive covenants and a cross-acceleration provision in respect of any other indebtedness that has an aggregate principal amount exceeding $15.0 million.  The 2028 Debentures mature on June 1, 2028.

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

Maturities of Long-term Debt.  At July 30, 2016, annual maturities of long-term debt during the next five fiscal years and thereafter are as follows (in millions):

2017	$29.4
2018	29.4
2019	194.4
2020	29.4
2021	2,751.4
Thereafter	1,682.5

The previous table does not reflect future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

Interest Expense, net. The significant components of interest expense are as follows:

	Fiscal year ended	Fiscal year ended	Thirty-nine weeks ended	Thirteen weeks ended
	July 30, 2016	August 1, 2015	August 2, 2014	November 2, 2013
(in thousands)	(Successor)	(Successor)	(Successor)	(Predecessor)

Asset-Based Revolving Credit Facility	$3,104	$1,463	$311	$75
Senior Secured Term Loan Facility	124,200	125,558	102,818	3,687
Cash Pay Notes	76,800	76,800	57,556	2,773
PIK Toggle Notes	52,500	52,500	39,344	1,896
2028 Debentures	8,906	8,906	6,680	2,226
Former Asset-Based Revolving Credit Facility	—	—	—	477
Former Senior Secured Term Loan Facility	—	—	—	22,521
Amortization of debt issue costs	24,572	24,560	17,117	2,466
Capitalized interest	(7,298)	(2,361)	(630)	(140)
Other, net	2,812	2,497	1,661	1,334
	$285,596	$289,923	$224,857	$37,315
Loss on debt extinguishment	—	—	7,882	—
Interest expense, net	$285,596	$289,923	$232,739	$37,315
We recorded interest expense of $8.4 million during the first quarter of fiscal year 2014 related to debt incurred as a result of the Acquisition.

NOTE 10.  DERIVATIVE FINANCIAL INSTRUMENTS

Interest rate caps. At July 30, 2016, we had outstanding floating rate debt obligations of $3,034.1 million. In April 2014, we entered into interest rate cap agreements (at a cost of $2.0 million) for an aggregate notional amount of $1,400.0 million to hedge the variability of our cash flows related to a portion of our floating rate indebtedness. The interest rate cap agreements effectively cap LIBOR related to our Senior Secured Term Loan Facility at 3.00% from December 2014 through December 2016 with respect to the $1,400.0 million notional amount of such agreements. In the event LIBOR is less than 3.00%, we will pay interest at the lower LIBOR rate. In the event LIBOR is higher than 3.00%, we will pay interest at the capped rate of 3.00%. The fair value of our interest rate caps was zero on July 30, 2016.

Gains and losses realized due to the expiration of applicable portions of the interest rate caps are reclassified to interest expense at the time our quarterly interest payments are made. Losses of $0.6 million were realized in fiscal year 2016. No gains or losses were realized in fiscal year 2015 or the thirty-nine weeks ended August 2, 2014. Losses of $0.4 million were realized in the thirteen weeks ended November 2, 2013.

Interest rate swaps. In April and June of 2016, we entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,400.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness. These swap agreements hedge a portion of our contractual floating rate interest commitments related to our Senior Secured Term Loan Facility from December 2016 to October 2020. As a result of the April 2016 swap agreements, our effective interest rate as to $700.0 million of floating rate indebtedness will be fixed at 4.912% from December 2016 through October 2020. As a result of the June 2016 swap agreements, our effective interest rate as to an additional $700.0 million of floating rate indebtedness will be fixed at 4.7395% from December 2016 to October 2020. On July 30, 2016, the fair value of our interest rate swap agreements was a loss of $13.2 million, which amount is included in other long-term liabilities. The interest rate swap agreements expire in October 2020.

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

NOTE 11.  INCOME TAXES

The significant components of income tax expense (benefit) are as follows:

	Fiscal year ended	Fiscal year ended	Thirty-nine weeks ended	Thirteen weeks ended
	July 30, 2016	August 1, 2015	August 2, 2014	November 2, 2013
(in thousands)	(Successor)	(Successor)	(Successor)	(Predecessor)

Current:
Federal	$(36,557)	$73,928	$23,432	$12,100
State	(7,691)	7,955	4,617	2,145
Foreign	5,948	980	—	—
	(38,300)	82,863	28,049	14,245
Deferred:
Federal	(78,804)	(60,780)	(98,443)	(5,291)
State	(18,189)	(6,080)	(19,431)	(1,035)
Foreign	(5,848)	(2,876)	—	—
	(102,841)	(69,736)	(117,874)	(6,326)
Income tax expense (benefit)	$(141,141)	$13,127	$(89,825)	$7,919

The significant components of earnings (loss) before income taxes are as follows:

	Fiscal year ended	Fiscal year ended	Thirty-nine weeks ended	Thirteen weeks ended
	July 30, 2016	August 1, 2015	August 2, 2014	November 2, 2013
(in thousands)	(Successor)	(Successor)	(Successor)	(Predecessor)

United States	$(542,310)	$38,399	$(223,908)	$(5,179)
Foreign	(4,941)	(10,323)	—	—
Earnings (loss) before income taxes	$(547,251)	$28,076	$(223,908)	$(5,179)

A reconciliation of income tax expense (benefit) to the amount calculated based on the federal and state statutory rates is as follows:

	Fiscal year ended	Fiscal year ended	Thirty-nine weeks ended	Thirteen weeks ended
	July 30, 2016	August 1, 2015	August 2, 2014	November 2, 2013
(in thousands)	(Successor)	(Successor)	(Successor)	(Predecessor)

Income tax expense (benefit) at statutory rate	$(191,538)	$9,827	$(78,365)	$(1,814)
State income taxes, net of federal income tax benefit	(15,480)	1,235	(9,256)	635
Impact of non-deductible expenses, including goodwill impairment	64,372	3,330	(2,354)	8,514
Tax expense (benefit) related to tax settlements and other changes in tax liabilities	(554)	(555)	(1,101)	133
Impact of foreign tax differential	377	(706)	—	—
Unbenefitted losses of foreign subsidiary	1,444	—	1,265	533
Other	238	(4)	(14)	(82)
Total	$(141,141)	$13,127	$(89,825)	$7,919
Effective tax rate	25.8%	46.8%	40.1%	(152.9)%

Our effective income tax rate of 25.8% on the loss for fiscal year 2016 was less than the federal statutory tax rate of 35%. No income tax benefit exists related to the $199.2 million goodwill impairment charge recorded in fiscal year 2016. Excluding the impact of the goodwill impairment charge, our effective income tax rate was 40.6% for fiscal year 2016, which exceeded the federal statutory tax rate due primarily to state income taxes. Our effective income tax rate on the earnings for fiscal year 2015 and the loss for the thirty-nine weeks ended August 2, 2014 exceeded the federal statutory tax rate due primarily to state income taxes and the non-deductible portion of transaction and other costs incurred in connection with the MyTheresa acquisition. Our effective income tax rate on the loss for the thirteen weeks ended November 2, 2013 exceeded the federal statutory tax rate due primarily to the non-deductible portion of transaction costs incurred in connection with the Acquisition and state income taxes.

We have and intend to continue to reinvest all earnings generated by our foreign operations outside of the U.S. As such, no provision for federal or state income taxes is required as of July 30, 2016. If our intentions change or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings and our effective tax rate would increase. Determination of the unrecognized deferred tax liability that would be incurred if such amounts were repatriated is not practicable.

Significant components of our net deferred income tax asset (liability) are as follows:

	July 30, 2016	August 1, 2015
(in thousands)	(Successor)	(Successor)

Deferred income tax assets:
Accruals and reserves	$31,628	$31,460
Employee benefits	202,778	178,899
Other	36,406	27,197
Total deferred tax assets	$270,812	$237,556

Deferred income tax liabilities:
Inventory	$(10,125)	$(10,094)
Depreciation and amortization	(285,563)	(253,826)
Intangible assets	(1,241,497)	(1,374,433)
Other	(30,420)	(39,580)
Total deferred tax liabilities	(1,567,605)	(1,677,933)
Net deferred income tax liability	$(1,296,793)	$(1,440,377)

The net deferred tax liability of $1,296.8 million at July 30, 2016 decreased from $1,440.4 million at August 1, 2015.  This decrease was comprised primarily of (i) $132.9 million decrease in deferred tax liabilities resulting from impairment charges incurred in connection with our tradenames and (ii) $23.9 million increase in deferred tax assets related to employee benefits. We believe it is more likely than not that we will realize the benefits of our recorded deferred tax assets.

At July 30, 2016, the gross amount of unrecognized tax benefits was $3.7 million ($3.4 million of which would impact our effective tax rate, if recognized). We classify interest and penalties as a component of income tax expense and our liability for accrued interest and penalties was $0.4 million at July 30, 2016 and $4.8 million at August 1, 2015. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	July 30, 2016	August 1, 2015
(in thousands)	(Successor)	(Successor)

Balance at beginning of fiscal year	$1,854	$2,543
Gross amount of decreases for prior year tax positions	(1,290)	(875)
Gross amount of increases for current year tax positions	3,097	186
Balance at end of fiscal year	$3,661	$1,854

We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Internal Revenue Service ("IRS") is currently auditing our fiscal year 2012 and short-year 2013 (prior to the Acquisition) federal income tax returns. With respect to state, local and foreign jurisdictions, with limited exceptions, we are no longer subject to income tax audits for fiscal years before 2011.  We believe our recorded tax liabilities as of July 30, 2016 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that adjustments to the amounts of our unrecognized tax benefits could occur within the next 12 months as a result of settlements with tax authorities or expiration of statutes of limitations.  At this time, we do not believe such adjustments will have a material impact on our Consolidated Financial Statements.

Subsequent to the Acquisition, Parent and its subsidiaries, including the Company, file U.S. federal income taxes as a consolidated group. The Company has elected to be treated as a corporation for U.S. federal income tax purposes and all operations of Parent are conducted through Holdings and its subsidiaries, including the Company. Income taxes incurred by Parent are reflected by the Company and its subsidiaries in the preparation of our Consolidated Financial Statements. There are no differences in current and deferred income taxes between the Company and Parent.

NOTE 12.  EMPLOYEE BENEFIT PLANS

Description of Benefit Plans.  We currently maintain defined contribution plans consisting of a retirement savings plan ("RSP") and a defined contribution supplemental executive retirement plan ("Defined Contribution SERP Plan").  As of January 1, 2011, employees may make pretax contributions to the RSP and we match an employee’s contribution up to a maximum of 6% of the employee’s compensation subject to statutory limitations for a potential maximum match of 75% of employee contributions.  We also sponsor an unfunded key employee deferred compensation plan, which provides certain employees with additional benefits.  Our aggregate expense related to these plans was approximately $28.0 million in fiscal year 2016, $30.5 million in fiscal year 2015, $23.5 million for the thirty-nine weeks ended August 2, 2014 and $7.1 million for the thirteen weeks ended November 2, 2013.

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

Our obligations for employee benefit plans, included in other long-term liabilities, are as follows:

	July 30, 2016	August 1, 2015
(in thousands)	(Successor)	(Successor)

Pension Plan:
Projected benefit obligation	$683,493	$612,762
Less: Plan assets	(383,817)	(394,150)
Pension Plan, net	299,676	218,612

SERP Plan	118,484	111,157
Postretirement Plan	8,600	9,121
	426,760	338,890
Less: current portion	(7,345)	(6,724)
Long-term portion of benefit obligations	$419,415	$332,166

Cost of Benefits.  The components of the expenses we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Fiscal year ended	Fiscal year ended	Thirty-nine weeks ended	Thirteen weeks ended
	July 30, 2016	August 1, 2015	August 2, 2014	November 2, 2013
(in thousands)	(Successor)	(Successor)	(Successor)	(Predecessor)

Pension Plan:
Interest cost	$21,716	$25,527	$19,516	$5,781
Expected return on plan assets	(23,229)	(24,935)	(18,499)	(6,401)
Net amortization of losses	—	—	—	1,095
Pension Plan expense (income)	$(1,513)	$592	$1,017	$475

SERP Plan:
Interest cost	$3,569	$4,505	$3,653	$1,104
SERP Plan expense	$3,569	$4,505	$3,653	$1,104

Postretirement Plan:
Service cost	$3	$11	$19	$5
Interest cost	285	451	520	142
Net amortization of prior service cost	—	—	—	(321)
Net amortization of losses (gains)	(582)	(372)	—	35
Postretirement Plan expense (income)	$(294)	$90	$539	$(139)

For purposes of determining pension expense, the expected return on plan assets is calculated using the market related value of plan assets.  The market related value of plan assets does not immediately recognize realized gains and losses.  Rather, these effects of realized gains and losses are deferred initially and amortized over three years in the determination of the market related value of plan assets.  At July 30, 2016, the market related value of plan assets exceeded the fair value by $11.1 million.

Benefit Obligations.  Our obligations for the Pension Plan, SERP Plan and Postretirement Plan are valued as of the end of each fiscal year.  Changes in our obligations pursuant to our Pension Plan, SERP Plan and Postretirement Plan during fiscal years 2016 and 2015 are as follows:

	Pension Plan		SERP Plan		Postretirement Plan
	Fiscal years		Fiscal years		Fiscal years
	2016	2015	2016	2015	2016	2015
(in thousands)	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)

Projected benefit obligations:
Beginning of year	$612,762	$592,918	$111,157	$113,787	$9,121	$10,945
Service cost	—	—	—	—	3	11
Interest cost	21,716	25,527	3,569	4,505	285	451
Actuarial loss (gain)	72,786	15,764	8,862	(2,292)	(207)	(1,476)
Benefits paid, net	(23,771)	(21,447)	(5,104)	(4,843)	(602)	(810)
End of year	$683,493	$612,762	$118,484	$111,157	$8,600	$9,121

Our projected benefit obligation is adjusted at the end of each fiscal year based upon updated assumptions as to discount rates, differences between the actual and expected earnings on our Pension Plan assets, mortality assumptions and other factors. At July 30, 2016, we increased our obligations for our employee benefit plans by $87.3 million ($56.3 million net of taxes) primarily as a result of reductions in applicable discount rates.

A summary of expected benefit payments related to our Pension Plan, SERP Plan and Postretirement Plan is as follows:

	Pension	SERP	Postretirement
(in thousands)	Plan	Plan	Plan

Fiscal year 2017	$26,233	$6,747	$597
Fiscal year 2018	27,814	6,767	569
Fiscal year 2019	29,262	6,853	542
Fiscal year 2020	30,573	6,981	495
Fiscal year 2021	31,922	7,098	497
Fiscal years 2022-2026	176,163	35,348	2,346

Pension Plan Assets and Investment Valuations. Changes in the assets held by our Pension Plan in fiscal years 2016 and 2015 are as follows:

	Fiscal years
	2016	2015
(in thousands)	(Successor)	(Successor)

Fair value of assets at beginning of year	$394,150	$403,028
Actual return on assets	13,438	12,569
Benefits paid	(23,771)	(21,447)
Fair value of assets at end of year	$383,817	$394,150

The Pension Plan’s investments are stated at fair value or estimated fair value, as more fully described below.  Purchases and sales of securities are recorded on the trade date.  Interest income is recorded on the accrual basis.  Dividends are recorded on the ex-dividend date.

Assets held by our Pension Plan are invested in accordance with the provisions of our approved investment policy.  The Pension Plan’s strategic asset allocation was structured to reduce volatility through diversification and enhance return to approximate the amounts and timing of the expected benefit payments.  The asset allocation for our Pension Plan at the end of fiscal years 2016 and 2015 and the target allocation for fiscal year 2017, by asset category, are as follows:

	Pension Plan
		Allocation at	Allocation at
	Target Allocation	July 31, 2016	July 31, 2015

Equity securities	60%	59%	62%
Fixed income securities	40%	41%	38%
Total	100%	100%	100%

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

Pension Plan investments in corporate debt securities and certain other investments are classified as Level 2 investments within the fair value hierarchy.  Other Level 2 investments are valued using updated quotes from market makers or broker-dealers recognized as market participants, information from market sources integrating relative credit information, observed market movements and sector news into pricing applications and models.

Pension Plan investments in common/collective trusts, hedge funds and limited partnership interests are not classified within the fair value hierarchy.  Investments in common/collective trusts are valued based on net asset values on the last business day of the Pension Plan's year end as determined by the sponsors of such trusts and can be redeemed daily.  Hedge funds are valued at estimated fair value based on net asset value as determined by the respective fund manager based on the valuation of the underlying securities.  Limited partnership interests in venture capital investments are valued at estimated fair value based on net asset value as determined by the respective fund investment manager.  The hedge funds and limited partnerships allocate gains, losses and expenses to the Pension Plan as described in the agreements.

Hedge funds and limited partnership interests are redeemable at net asset value to the extent provided in the documentation governing the investments.  Redemption of these investments may be subject to restrictions including lock-up periods where no redemptions are allowed, restrictions on redemption frequency and advance notice periods for redemptions.  As of July 30, 2016, certain of these investments were subject to restrictions on redemption frequency, ranging from monthly to every three years and certain of these investments are subject to advance notice requirements, ranging from three-day notification to 180-day notification.

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

The following tables set forth by level, within the fair value hierarchy, the Pension Plan’s assets at fair value as of July 30, 2016 and August 1, 2015.

	July 30, 2016 (Successor)
(in thousands)	Level 1	Level 2	Level 3	Total

Corporate debt securities	$—	$96,389	$—	$96,389
Mutual funds	22,987	—	—	22,987
U.S. government securities	28,894	—	—	28,894
Other	—	7,442	—	7,442
	$51,881	$103,831	$—

Investments measured at net asset value:
Common/collective trusts				59,071
Hedge funds				165,003
Limited partnership interests				4,031

Total investments at fair value				$383,817

	August 1, 2015 (Successor)
(in thousands)	Level 1	Level 2	Level 3	Total

Corporate debt securities	$—	$91,104	$—	$91,104
Mutual funds	27,963	—	—	27,963
U.S. government securities	24,335	—	—	24,335
Other	—	6,130	—	6,130
	$52,298	$97,234	$—

Investments measured at net asset value:
Common/collective trusts				52,804
Hedge funds				186,457
Limited partnership interests				5,357

Total investments at fair value				$394,150

Funding Policy and Status.  Our policy is to fund the Pension Plan at or above the minimum level required by law.  In fiscal years 2016 and 2015, we were not required to make contributions to the Pension Plan.  As of July 30, 2016, we believe we will be required to contribute $10.3 million to the Pension Plan in fiscal year 2017.

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

	July 31, 2016	July 31, 2015	July 31, 2014	November 2, 2013

Pension Plan:
Discount rate	3.44%	4.30%	4.35%	4.80%
Expected long-term rate of return on plan assets	5.50%	6.00%	6.50%	6.50%
SERP Plan:
Discount rate	3.30%	4.15%	4.20%	4.60%
Postretirement Plan:
Discount rate	3.33%	4.15%	4.25%	4.80%
Initial health care cost trend rate	7.50%	7.50%	8.00%	8.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	8.00%

Discount rate.  The assumed discount rate utilized is based on a full yield curve approach in the estimation of the interest cost component by applying the individual spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The discount rate is utilized principally in calculating the present values of our benefit obligations and related expenses.

Expected long-term rate of return on plan assets.  The assumed expected long-term rate of return on assets is the weighted average rate of earnings, net of investment and administrative expenses, expected on the funds invested or to be invested by the Pension Plan to provide for the plan’s obligations.  At July 30, 2016, the expected long-term rate of return on plan assets was 5.5%.  We estimate the expected average long-term rate of return on assets based on historical returns, our future asset performance expectations using currently available market and other data and the advice of our outside actuaries and advisors.  To the extent the actual rate of return on assets realized over the course of a year is greater than the assumed rate, that year’s annual pension expense is not affected.  Rather, this gain reduces future pension expense over a period of approximately 24 years.  To the extent the actual rate of return on assets is less than the assumed rate, that year’s annual pension expense is likewise not affected.  Rather, this loss increases pension expense over approximately 24 years.

Health care cost trend rate.  The assumed health care cost trend rate represents our estimate of the annual rates of change in the costs of the health care benefits currently provided by the Postretirement Plan.  The health care cost trend rate implicitly considers estimates of health care inflation, changes in health care utilization and delivery patterns, technological advances and changes in the health status of the plan participants. We currently estimate that a 1% increase in the ultimate health care cost trend rate would (i) increase our projected benefit obligation by $1.0 million and (ii) increase our expense requirements by a negligible amount.

NOTE 13.  COMMITMENTS AND CONTINGENCIES

Leases.  We lease certain property and equipment under various operating leases.  The leases provide for fixed monthly rentals and/or contingent rentals based upon sales in excess of stated amounts and normally require us to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs.  Generally, the leases have primary terms ranging from five to 99 years and include renewal options ranging from two to 80 years.

Rent expense and related occupancy costs under operating leases is as follows:

	Fiscal year ended	Fiscal year ended	Thirty-nine weeks ended	Thirteen weeks ended
	July 30, 2016	August 1, 2015	August 2, 2014	November 2, 2013
(in thousands)	(Successor)	(Successor)	(Successor)	(Predecessor)

Minimum rent	$81,300	$73,700	$47,800	$15,200
Contingent rent	21,900	27,700	22,600	6,900
Other occupancy costs	18,300	16,500	9,400	4,000
Amortization of deferred real estate credits	(2,100)	(800)	(200)	(2,000)
Total rent expense	$119,400	$117,100	$79,600	$24,100

Future minimum rental commitments (excluding renewal options) under non-cancelable leases for the next five fiscal years and thereafter are as follows (in thousands):

2017	$82,700
2018	85,000
2019	82,300
2020	74,600
2021	72,600
Thereafter	1,730,900

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

In addition to the foregoing matters, the National Labor Relations Board ("NLRB") has been pursuing a complaint alleging that the Mandatory Arbitration Agreement’s class action prohibition violates employees’ rights to engage in concerted activity, which was submitted to an administrative law judge ("ALJ") for determination on a stipulated record. The ALJ issued a recommended decision and order finding that the Company's Arbitration Agreement and class action waiver violated the National Labor Relations Act ("NLRA"). The matter was transferred to the NLRB for further consideration and decision. On August 4, 2015, the NLRB affirmed the ALJ's decision and ordered the Company not to maintain and/or enforce the provisions of the Arbitration Agreement found to violate the NLRA and to take affirmative steps to effectuate the NLRA's policies. On August 12, 2015, we filed our petition for review of the NLRB's order with the U.S. Court of Appeals for the Fifth Circuit. On September 23, 2015, the NLRB filed a motion to hold our case in abeyance pending the Court's decisions in two other cases, which the NLRB argued presented identical issues to those before the Court in our case. On October 2, 2015, the Court issued an order granting the NLRB's motion to stay our case. On June 10, 2016, the NLRB filed an unopposed motion seeking to extend the stay until the deadline for petitioning the U.S. Supreme Court for certiorari has passed in a similar case, and, if such petition is filed, until the Supreme Court resolves that case. On June 20, 2016, the motion was granted. The NLRB filed its petition for certiorari on September 9, 2016, and our case remains stayed.

On August 7, 2014, a putative class action complaint was filed against The Neiman Marcus Group LLC in Los Angeles County Superior Court by a customer, Linda Rubenstein, in connection with the Company's Last Call stores in California. Ms. Rubenstein alleges that the Company has violated various California consumer protection statutes by implementing a marketing and pricing strategy that suggests that clothing sold at Last Call stores in California was originally offered for sale at full-line Neiman Marcus stores when allegedly, it was not, and is allegedly of inferior quality to clothing sold at the full-line stores. Ms. Rubenstein also alleges that the Company lacks adequate information to support its comparative pricing labels. On September 12, 2014, we removed the case to the U.S. District Court for the Central District of California. On October 17, 2014, we filed a motion to dismiss the complaint, which the court granted on December 12, 2014. In its order dismissing the complaint, the court granted Ms. Rubenstein leave to file an amended complaint. Ms. Rubenstein filed her first amended complaint on December 22, 2014. On January 6, 2015, we filed a motion to dismiss the first amended complaint, which the court granted on March 2, 2015. In its order dismissing the first amended complaint, the court granted Ms. Rubenstein leave to file a second amended complaint, which she filed on March 17, 2015. On April 6, 2015, we filed a motion to dismiss the second amended complaint. On May 12, 2015, the court granted our motion to dismiss the second amended complaint in its entirety, without leave to amend, and on June 9, 2015, Ms. Rubenstein filed a notice to appeal the court's ruling. The appeal is pending and briefing is now complete.

On February 2, 2015, a putative class action complaint was filed against Bergdorf Goodman, Inc. in the Supreme Court of the State of New York, County of New York, by Marney Zaslav. Ms. Zaslav seeks monetary relief and alleges that she and other similarly situated individuals were misclassified as interns exempt from minimum wage requirements instead of as employees and, therefore, were not provided with proper compensation under the New York Labor Law. Bergdorf Goodman has vigorously denied these allegations. The parties recently reached a settlement in principle regarding this matter.

On February 11, 2016, a putative class action first amended complaint was filed against The Neiman Marcus Group, Inc. in the Superior Court of California, Orange County, by Holly Attia and seven other named plaintiffs. They allege claims for failure to pay overtime wages, failure to provide meal and rest breaks, failure to reimburse business expenses, failure to timely pay wages due at termination and failure to provide accurate itemized wage statements. Plaintiffs also allege derivative claims for restitution under California unfair competition law and a representative claim for penalties under the California Labor Code Private Attorney General Act ("PAGA"). Plaintiffs seek to certify a class of all nonexempt employees of the Company in California since December 31, 2011. Plaintiffs seek damages for the alleged Labor Code violations as well as restitution, statutory penalties under PAGA, and attorneys' fees, interest and costs of suit. The Company removed this matter to the U.S. District Court for the Central District of California on March 17, 2016, and subsequently filed a motion to compel arbitration as to all named plaintiffs and requested to stay the PAGA claim. On June 27, 2016, the court granted the motion and compelled arbitration of the individual claims. The court retained jurisdiction of the PAGA claim and stayed that claim pending the outcome of arbitration. None of the named plaintiffs have yet filed a demand for arbitration. On September 8, 2016, the plaintiffs filed a motion for reconsideration of the court's order regarding the arbitration. The hearing on that motion is currently set for October 24, 2016. On June 1, 2016, a PAGA representative action was filed against The Neiman Marcus Group, Inc. in the Superior Court of California, Orange County, by Xuan Hien Nguyen pleading only PAGA claims and asserting the same factual allegations as the plaintiffs in the Attia matter. On July 21, 2016, Ms. Nguyen filed an amended complaint with no material differences from the original complaint. On August 25, 2016, the Company filed a motion to dismiss or to stay the case. The motion was heard on September 23, 2016. At the hearing, the court granted the Company's motion and stayed the Nguyen case in light of the Attia matter. On July 28, 2016, former employee Milca Connolly filed a representative action alleging only PAGA claims against The Neiman Marcus Group in the Superior Court of California, Orange County. Ms. Connolly’s complaint raises PAGA claims substantially identical to those raised in Attia and Nguyen based on allegations of failure to pay overtime and minimum wages, unlawful deductions from wages, failure to provide meal and rest breaks, failure to reimburse business expenses, failure to timely pay wages due at termination and failure to provide accurate itemized wage statements. The Company was served with the Complaint in Connolly on September 8, 2016.

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

Cyber-Attack Class Actions Litigation. Three class actions relating to a cyber-attack on our computer systems in 2013 (the "Cyber-Attack") were filed in January 2014 and later voluntarily dismissed by the plaintiffs between February and April 2014. The plaintiffs had alleged negligence and other claims in connection with their purchases by payment cards and sought monetary and injunctive relief. Melissa Frank v. The Neiman Marcus Group, LLC, et al., was filed in the U.S. District Court for the Eastern District of New York on January 13, 2014 but was voluntarily dismissed by the plaintiff on April 15, 2014, without prejudice to her right to re-file a complaint. Donna Clark v. Neiman Marcus Group LTD LLC was filed in the U.S. District Court for the Northern District of Georgia on January 27, 2014 but was voluntarily dismissed by the plaintiff on March 11, 2014, without prejudice to her right to re-file a complaint. Christina Wong v. The Neiman Marcus Group, LLC, et al., was filed in the U.S. District Court for the Central District of California on January 29, 2014, but was voluntarily dismissed by the plaintiff on February 10, 2014, without prejudice to her right to re-file a complaint. Three additional putative class actions relating to the Cyber-Attack were filed in March and April 2014, also alleging negligence and other claims in connection with plaintiffs’ purchases by payment cards. Two of the cases, Katerina Chau v. Neiman Marcus Group LTD Inc., filed in the U.S. District Court for the Southern District of California on March 14, 2014, and Michael Shields v. The Neiman Marcus Group, LLC, filed in the U.S. District Court for the Southern District of California on April 1, 2014, were voluntarily dismissed, with prejudice as to Chau and without prejudice as to Shields. The third case, Hilary Remijas v. The Neiman Marcus Group, LLC, was filed on March 12, 2014 in the U.S. District Court for the Northern District of Illinois. On June 2, 2014, an amended complaint in the Remijas case was filed, which added three plaintiffs (Debbie Farnoush and Joanne Kao, California residents; and Melissa Frank, a New York resident) and asserted claims for negligence, implied contract, unjust enrichment, violation of various consumer protection statutes, invasion of privacy and violation of state data breach laws. The Company moved to dismiss the Remijas amended complaint on July 2, 2014. On September 16, 2014, the court granted the Company's motion to dismiss the Remijas case on the grounds that the plaintiffs lacked standing due to their failure to demonstrate an actionable injury. On September 25, 2014, plaintiffs appealed the district court's order dismissing the case to the Seventh Circuit Court of Appeals. Oral argument was held on January 23, 2015. On July 20, 2015, the Seventh Circuit Court of Appeals reversed the district court's ruling and remanded the case to the district court for further proceedings. On August 3, 2015, we filed a petition for rehearing en banc. On September 17, 2015, the Seventh Circuit Court of Appeals denied our petition for rehearing. The district court held a status conference on October 29, 2015 and set a supplemental briefing schedule on the remaining portion of our previously filed motion to dismiss that had not been addressed by the court, and scheduled a status hearing for December 15, 2015. The parties completed supplemental briefing on December 21, 2015. On

January 13, 2016, the court denied the Company's motion to dismiss. The parties jointly requested, and the Court granted, an extension of time for filing a responsive pleading, which is currently due on October 26, 2016.

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

Other.  We had no outstanding irrevocable letters of credit at July 30, 2016.  We had approximately $3.1 million in surety bonds at July 30, 2016 relating primarily to merchandise imports and state sales tax and utility requirements.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss by component (amounts are recorded net of related income taxes):

(in thousands)	Foreign Currency Translation Adjustments	Unrealized Losses on Financial Instruments	Unfunded Benefit Obligations	Total

Balance, August 1, 2015	$(16,886)	$(2,826)	$(31,516)	$(51,228)
Other comprehensive loss	(2,282)	(6,850)	(55,831)	(64,963)
Amounts reclassified from accumulated other comprehensive loss	—	350	—	350
Balance, July 30, 2016	$(19,168)	$(9,326)	$(87,347)	$(115,841)

The amounts reclassified from accumulated other comprehensive loss are recorded within interest expense on the Consolidated Statements of Operations.

NOTE 15.  STOCK-BASED AWARDS

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

We recognized compensation expense for Predecessor stock options on a straight-line basis over the vesting period.  We recognized non-cash stock compensation expense of $2.5 million in the first quarter of fiscal year 2014, which is included in selling, general and administrative expenses.

Successor

Incentive Plans.  Subsequent to the Acquisition, Parent established various incentive plans pursuant to which eligible employees, consultants and non-employee directors are eligible to receive stock-based awards.  Under the incentive plans, Parent is authorized to grant stock options, restricted stock and other types of awards that are valued in whole or in part by reference to, or are payable or otherwise based on, the shares of common stock of Parent. Charges with respect to options issued by Parent pursuant to the incentive plans are reflected by the Company in the preparation of our Consolidated Financial Statements.

Co-Invest Options.  In connection with the Acquisition, certain executive officers of the Company rolled over a portion of the amounts otherwise payable in settlement of their Predecessor stock options into stock options of Parent representing options to purchase a total of 56,979 shares of common stock of Parent (the "Co-Invest Options").

The number of Co-Invest Options issued upon conversion of Predecessor stock options was equal to the product of (a) the number of shares subject to the applicable Predecessor stock options multiplied by (b) the ratio of the per share merger consideration over the fair market value of a share of Parent, which was approximately 3.1x (the "Exchange Ratio").  The exercise price of each Predecessor stock option was adjusted by dividing the original exercise price of the Predecessor stock option by the Exchange Ratio.  Following the conversion, the exercise prices of the Co-Invest Options range from $180 to $644 per share.  As of the date of the Acquisition, the aggregate intrinsic value of the Co-Invest Options equaled the aggregate intrinsic value of the rolled over Predecessor stock options. The Co-Invest Options are fully vested and are exercisable at any time prior to the applicable expiration dates related to the original grant of the Predecessor options. The Co-Invest Options contain sale and repurchase provisions.

Non-Qualified Stock Options.  Pursuant to the terms of the incentive plans, Parent granted time-vested and performance-vested non-qualified stock options to certain executive officers, employees and non-employee directors of the Company.  These non-qualified stock options will expire no later than the tenth anniversary of the grant date.

Accounting for Successor Stock Options. Prior to an initial public offering ("IPO"), Parent generally has the right to repurchase shares issued upon exercise of vested stock options at fair market value and shares underlying vested unexercised stock options for the difference between the fair market value of the underlying share and the exercise price in the event the optionee ceases to be an employee of the Company. However, other than with respect to the Co-Invest Options, if the optionee voluntarily leaves the Company without good reason (as defined in the incentive plans) or is terminated for cause, the repurchase price is the lesser of the exercise price of such options or the fair value of such awards at the employee termination date. For certain optionees, in the event of the retirement of the optionee, the repurchase price is the fair value at the retirement date. Parent's repurchase rights expire upon completion of an IPO, including with respect to the Co-Invest Options.

We currently account for stock options issued to certain optionees who will become retirement eligible prior to the expiration of their stock options ("Retirement Eligible Optionees") as variable awards using the liability method as these optionees could receive a cash settlement of their awards at the time of retirement should Parent exercise its repurchase rights with respect to such shares. Under the liability method, we recognize the estimated liability for option awards held by Retirement Eligible Optionees over the vesting periods of such awards. In periods in which the estimated fair value of our equity increases, we increase our stock compensation liability. Conversely, in periods in which the estimated fair value of our equity decreases, we reduce our stock compensation liability. These increases/decreases are recorded as stock compensation expense and are included in selling, general and administrative expenses. With respect to time-vested options held by non-Retirement Eligible Optionees, such options are effectively forfeited should the optionee voluntarily leave the Company without good reason or be terminated for cause prior to an IPO. As a result, we currently record no expense or liability with respect to such options. With respect to performance-vested options, such options are effectively forfeited should the optionee voluntarily leave the Company without good reason or be terminated for cause prior to achievement of the performance condition. As a result, we currently record no expense or liability with respect to such options.

A summary of our liabilities for our variable stock option awards is as follows:

	Fiscal year ended	Fiscal year ended
	July 30, 2016	August 1, 2015
(in thousands)	(Successor)	(Successor)

Balance at beginning of fiscal year	$15,873	$15,787
Stock compensation for increase (decrease) in liability	(10,329)	383
Forfeitures	(44)	(297)
Balance at end of fiscal year	$5,500	$15,873

Outstanding Stock Options.  A summary of Successor stock option activity is as follows:

	Fiscal year ended July 30, 2016
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at August 1, 2015	223,228	$880
Granted	4,268	1,205
Exercised	(626)	522
Forfeited	(9,273)	1,020
Outstanding at July 30, 2016	217,597	$881	6.2
Options exercisable at end of fiscal year	89,905	$671	4.2

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

We use the Black-Scholes option-pricing model to determine the fair value of our options as of the date of grant. We used the following assumptions to estimate the fair value for stock options at the grant date:

	Fiscal year ended	Fiscal year ended	Thirty-nine weeks ended
	July 30, 2016	August 1, 2015	August 2, 2014
	(Successor)	(Successor)	(Successor)

Weighted average exercise price	$1,205	$1,166	$1,000
Weighted term in years	5	5	5
Weighted average volatility	29.43%	30.20%	45.12%
Risk-free interest rate	1.33%	1.55% - 1.63%	1.39%
Dividend yield	—	—	—
Weighted average fair value	$341	$343	$407

Expected volatility is based on estimates of implied volatility of our peer group.

In September 2016, the Compensation Committee determined that the exercise prices of certain time-vested and performance-vested non-qualified stock options were higher than the current fair market value of Parent's common stock. In order to enhance the retentive value of these options, the Compensation Committee approved a repricing of 18,225 options to an exercise price of $1,000 per share, which is the same as the exercise price of the time-vested and performance-vested non-qualified stock options granted to the Company's executive officers in connection with the Acquisition.

NOTE 16. REVENUES

The following table represents our revenues by merchandise category as a percentage of revenues:

	Fiscal year ended	Fiscal year ended	Thirty-nine weeks ended	Thirteen weeks ended
	July 30, 2016	August 1, 2015	August 2, 2014	November 2, 2013
	(Successor)	(Successor)	(Successor)	(Predecessor)

Women’s Apparel	32%	32%	30%	33%
Women’s Shoes, Handbags and Accessories	28	28	28	27
Men’s Apparel and Shoes	12	12	12	11
Cosmetics and Fragrances	11	11	11	12
Designer and Precious Jewelry	10	10	11	10
Home Furnishings and Decor	5	5	6	5
Other	2	2	2	2
	100%	100%	100%	100%

NOTE 17. OTHER EXPENSES

Other expenses consists of the following components:

	Fiscal year ended	Fiscal year ended	Thirty-nine weeks ended	Thirteen weeks ended
	July 30, 2016	August 1, 2015	August 2, 2014	November 2, 2013
(in thousands)	(Successor)	(Successor)	(Successor)	(Predecessor)

Costs incurred in connection with the Acquisition:
Change-in-control cash payments due to Former Sponsors and management	$—	$—	$—	$80,457
Stock-based compensation for accelerated vesting of Predecessor stock options (including non-cash charges of $15.4 million)	—	—	51,510	—
Other, primarily professional fees	—	—	1,812	28,942
Total Acquisition transaction costs	—	—	53,322	109,399
Expenses incurred in connection with strategic growth initiatives	24,318	11,644	5,733	155
MyTheresa acquisition costs	4,443	19,414	2,050	—
Expenses related to Cyber-Attack, net of insurance recoveries	1,032	4,078	12,587	—
Net gain from facility closure	(5,577)	—	—	—
Equity in loss of Asian e-commerce retailer	—	—	3,613	1,523
Management fee due to Former Sponsors	—	—	—	2,823
Other expenses	2,911	4,338	4,775	—
Total	$27,127	$39,474	$82,080	$113,900

We incurred professional fees and other costs in connection with our Organizing for Growth and NMG One strategic growth initiatives aggregating $24.3 million in fiscal year 2016. In connection with Organizing for Growth, we eliminated approximately 500 positions across our stores, divisions and facilities on October 1, 2015 and incurred $10.2 million of severance costs.

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. Acquisition costs consisted primarily of professional fees as well as adjustments of our earn-out obligations to estimated fair value at each reporting date.

We discovered in January 2014 that malicious software was clandestinely installed on our computer systems. In fiscal years 2016 and 2015 and the thirty-nine weeks ended August 2, 2014, we incurred investigative, legal and other expenses in connection with the Cyber-Attack. We expect to incur ongoing costs related to the Cyber-Attack for the foreseeable future. Such expenses are not currently estimable but could be material to our future results of operations.

In the third quarter of fiscal year 2016, we recorded a $5.6 million net gain related to the closure and relocation of our regional service center in New York.

In the third quarter of fiscal year 2014, we sold our prior investment in an Asian e-commerce retailer, which was previously accounted for under the equity method, for $35.0 million, which amount equaled the carrying value of our investment.

NOTE 18.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (with respect to NMG's obligations under the Senior Secured Term Loan Facility and Asset-Based Revolving Credit Facility)

All of NMG’s obligations under the Senior Secured Term Loan Facility and Asset-Based Revolving Credit Facility are guaranteed by Holdings and our current and future direct and indirect wholly owned subsidiaries, subject to exceptions as more fully described in Note 9 of the Notes to Consolidated Financial Statements.  Currently, the Company’s non-guarantor subsidiaries under the Senior Secured Term Loan Facility and Asset-Based Revolving Credit Facility consist principally of NMG Germany GmbH, through which we conduct the operations of MyTheresa.

The following condensed consolidating financial information represents the financial information of the Company and its non-guarantor subsidiaries under the Senior Secured Term Loan Facility and Asset-Based Revolving Credit Facility, prepared on the equity basis of accounting.  The information is presented in accordance with the requirements of Rule 3-10 under the SEC’s Regulation S-X. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the non-guarantor subsidiaries operated as independent entities.

	July 30, 2016 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$39,791	$936	$21,116	$—	$61,843
Merchandise inventories	—	917,138	145,518	62,669	—	1,125,325
Other current assets	—	132,434	12,311	4,904	(2,771)	146,878
Total current assets	—	1,089,363	158,765	88,689	(2,771)	1,334,046
Property and equipment, net	—	1,440,968	144,186	2,967	—	1,588,121
Intangible assets, net	—	566,084	2,605,413	73,005	—	3,244,502
Goodwill	—	1,412,146	537,263	123,409	—	2,072,818
Other long-term assets	—	15,153	2,248	—	—	17,401
Intercompany notes receivable	—	196,686	—	—	(196,686)	—
Investments in subsidiaries	943,131	3,341,664	—	—	(4,284,795)	—
Total assets	$943,131	$8,062,064	$3,447,875	$288,070	$(4,484,252)	$8,256,888
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$257,047	$37,082	$23,607	$—	$317,736
Accrued liabilities	—	373,108	70,488	51,821	(2,771)	492,646
Current portion of long-term debt	—	29,426	—	—	—	29,426
Total current liabilities	—	659,581	107,570	75,428	(2,771)	839,808
Long-term liabilities:
Long-term debt	—	4,584,281	—	—	—	4,584,281
Intercompany notes payable	—	—	—	196,686	(196,686)	—
Deferred income taxes	—	1,285,829	—	10,964	—	1,296,793
Other long-term liabilities	—	589,242	3,633	—	—	592,875
Total long-term liabilities	—	6,459,352	3,633	207,650	(196,686)	6,473,949
Total member equity	943,131	943,131	3,336,672	4,992	(4,284,795)	943,131
Total liabilities and member equity	$943,131	$8,062,064	$3,447,875	$288,070	$(4,484,252)	$8,256,888

	August 1, 2015 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$53,162	$706	$19,106	$—	$72,974
Merchandise inventories	—	970,295	145,046	39,503	—	1,154,844
Other current assets	—	108,252	12,328	5,754	(165)	126,169
Total current assets	—	1,131,709	158,080	64,363	(165)	1,353,987
Property and equipment, net	—	1,359,118	116,634	2,134	—	1,477,886
Intangible assets, net	—	625,937	2,893,928	78,697	—	3,598,562
Goodwill	—	1,611,365	537,263	123,855	—	2,272,483
Other long-term assets	—	15,490	1,354	—	—	16,844
Intercompany notes receivable	—	150,028	—	—	(150,028)	—
Investments in subsidiaries	1,413,744	3,617,680	—	—	(5,031,424)	—
Total assets	$1,413,744	$8,511,327	$3,707,259	$269,049	$(5,181,617)	$8,719,762
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$291,089	$35,420	$16,490	$—	$342,999
Accrued liabilities	—	380,255	73,939	39,249	(165)	493,278
Current portion of long-term debt	—	29,426	—	—	—	29,426
Total current liabilities	—	700,770	109,359	55,739	(165)	865,703
Long-term liabilities:
Long-term debt	—	4,556,023	—	—	—	4,556,023
Intercompany notes payable	—	—	—	150,028	(150,028)	—
Deferred income taxes	—	1,423,564	—	16,813	—	1,440,377
Other long-term liabilities	—	417,226	3,314	23,375	—	443,915
Total long-term liabilities	—	6,396,813	3,314	190,216	(150,028)	6,440,315
Total member equity	1,413,744	1,413,744	3,594,586	23,094	(5,031,424)	1,413,744
Total liabilities and member equity	$1,413,744	$8,511,327	$3,707,259	$269,049	$(5,181,617)	$8,719,762

	Fiscal year ended July 30, 2016 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,963,977	$783,689	$201,806	$—	$4,949,472
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,660,197	532,796	129,515	—	3,322,508
Selling, general and administrative expenses (excluding depreciation)	—	923,379	135,741	58,808	—	1,117,928
Income from credit card program	—	(55,070)	(5,578)	—	—	(60,648)
Depreciation expense	—	205,011	20,858	999	—	226,868
Amortization of intangible assets and favorable lease commitments	—	58,347	47,983	4,859	—	111,189
Other expenses	—	22,283	—	4,844	—	27,127
Impairment charges	—	466,155	—	—	—	466,155
Operating earnings (loss)	—	(316,325)	51,889	2,781	—	(261,655)
Interest expense, net	—	277,301	—	8,295	—	285,596
Intercompany royalty charges (income)	—	150,285	(150,285)	—	—	—
Foreign currency loss (gain)	—	—	—	1,484	(1,484)	—
Equity in loss (earnings) of subsidiaries	406,110	(195,456)	—	—	(210,654)	—
Earnings (loss) before income taxes	(406,110)	(548,455)	202,174	(6,998)	212,138	(547,251)
Income tax expense (benefit)	—	(141,242)	—	(280)	381	(141,141)
Net earnings (loss)	$(406,110)	$(407,213)	$202,174	$(6,718)	$211,757	$(406,110)
Total other comprehensive earnings (loss), net of tax	(64,613)	(62,331)	—	(1,179)	63,510	(64,613)
Total comprehensive earnings (loss)	$(470,723)	$(469,544)	$202,174	$(7,897)	$275,267	$(470,723)

	Fiscal year ended August 1, 2015 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$4,127,954	$844,459	$122,674	$—	$5,095,087
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,677,767	542,474	85,237	—	3,305,478
Selling, general and administrative expenses (excluding depreciation)	—	975,259	148,270	38,546	—	1,162,075
Income from credit card program	—	(47,434)	(5,335)	—	—	(52,769)
Depreciation expense	—	163,737	21,133	680	—	185,550
Amortization of intangible assets and favorable lease commitments	—	82,185	50,933	4,162	—	137,280
Other expenses	—	31,881	—	7,593	—	39,474
Operating earnings (loss)	—	244,559	86,984	(13,544)	—	317,999
Interest expense, net	—	287,776	—	2,147	—	289,923
Intercompany royalty charges (income)	—	148,678	(148,678)	—	—	—
Foreign currency loss (gain)	—	—	—	18,351	(18,351)	—
Equity in loss (earnings) of subsidiaries	(14,949)	(208,540)	—	—	223,489	—
Earnings (loss) before income taxes	14,949	16,645	235,662	(34,042)	(205,138)	28,076
Income tax expense (benefit)	—	15,023	—	(6,920)	5,024	13,127
Net earnings (loss)	$14,949	$1,622	$235,662	$(27,122)	$(210,162)	$14,949
Total other comprehensive earnings (loss), net of tax	(33,799)	(16,913)	—	(3,558)	20,471	(33,799)
Total comprehensive earnings (loss)	$(18,850)	$(15,291)	$235,662	$(30,680)	$(189,691)	$(18,850)

	Thirty-nine weeks ended August 2, 2014 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,103,810	$606,383	$—	$—	$3,710,193
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,164,309	398,679	—	—	2,562,988
Selling, general and administrative expenses (excluding depreciation)	—	724,085	108,594	2,327	—	835,006
Income from credit card program	—	(36,795)	(3,877)	—	—	(40,672)
Depreciation expense	—	100,097	13,237	—	—	113,334
Amortization of intangible assets and favorable lease commitments	—	107,450	41,176	—	—	148,626
Other expenses	—	78,467	—	3,613	—	82,080
Operating earnings (loss)	—	(33,803)	48,574	(5,940)	—	8,831
Interest expense, net	—	232,739	—	—	—	232,739
Intercompany royalty charges (income)	—	106,783	(106,783)	—	—	—
Equity in loss (earnings) of subsidiaries	134,083	(149,417)	—	—	15,334	—
Earnings (loss) before income taxes	(134,083)	(223,908)	155,357	(5,940)	(15,334)	(223,908)
Income tax benefit	—	(89,825)	—	—	—	(89,825)
Net earnings (loss)	$(134,083)	$(134,083)	$155,357	$(5,940)	$(15,334)	$(134,083)
Total other comprehensive earnings (loss), net of tax	(17,429)	(17,429)	—	—	17,429	(17,429)
Total comprehensive earnings (loss)	$(151,512)	$(151,512)	$155,357	$(5,940)	$2,095	$(151,512)

	Thirteen weeks ended November 2, 2013 (Predecessor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$926,436	$202,702	$—	$—	$1,129,138
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	568,665	116,743	—	—	685,408
Selling, general and administrative expenses (excluding depreciation)	—	229,935	35,745	708	—	266,388
Income from credit card program	—	(13,271)	(1,382)	—	—	(14,653)
Depreciation expense	—	31,057	3,182	—	—	34,239
Amortization of intangible assets and favorable lease commitments	—	8,773	2,947	—	—	11,720
Other expenses	—	112,377	—	1,523	—	113,900
Operating earnings (loss)	—	(11,100)	45,467	(2,231)	—	32,136
Interest expense, net	—	37,315	—	—	—	37,315
Intercompany royalty charges (income)	—	32,907	(32,907)	—	—	—
Equity in loss (earnings) of subsidiaries	13,098	(76,143)	—	—	63,045	—
Earnings (loss) before income taxes	(13,098)	(5,179)	78,374	(2,231)	(63,045)	(5,179)
Income tax expense	—	7,919	—	—	—	7,919
Net earnings (loss)	$(13,098)	$(13,098)	$78,374	$(2,231)	$(63,045)	$(13,098)
Total other comprehensive earnings (loss), net of tax	1,324	1,324	—	—	(1,324)	1,324
Total comprehensive earnings (loss)	$(11,774)	$(11,774)	$78,374	$(2,231)	$(64,369)	$(11,774)

	Fiscal year ended July 30, 2016 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$(406,110)	$(407,213)	$202,174	$(6,718)	$211,757	$(406,110)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	287,930	68,841	5,858	—	362,629
Impairment charges	—	466,155	—	—	—	466,155
Deferred income taxes	—	(97,167)	—	(5,674)	—	(102,841)
Other	—	(26,585)	(583)	16,326	(1,103)	(11,945)
Intercompany royalty income payable (receivable)	—	150,285	(150,285)	—	—	—
Equity in loss (earnings) of subsidiaries	406,110	(195,456)	—	—	(210,654)	—
Changes in operating assets and liabilities, net	—	126,863	(74,438)	(49,721)	—	2,704
Net cash provided by (used for) operating activities	—	304,812	45,709	(39,929)	—	310,592
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	—	(254,094)	(45,479)	(1,872)	—	(301,445)
Acquisition of MyTheresa	—	—	—	(896)	—	(896)
Investment in subsidiaries	—	(30,204)	—	30,204	—	—
Net cash provided by (used for) investing activities	—	(284,298)	(45,479)	27,436	—	(302,341)
CASH FLOWS - FINANCING ACTIVITIES
Borrowings under Asset-Based Revolving Credit Facility	—	555,000	—	—	—	555,000
Repayment of borrowings	—	(549,426)	—	—	—	(549,426)
Payment of contingent earn-out obligation	—	—	—	(27,185)	—	(27,185)
Intercompany notes payable (receivable)	—	(39,459)	—	39,459	—	—
Net cash provided by (used for) financing activities	—	(33,885)	—	12,274	—	(21,611)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	2,229	—	2,229
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	(13,371)	230	2,010	—	(11,131)
Beginning balance	—	53,162	706	19,106	—	72,974
Ending balance	$—	$39,791	$936	$21,116	$—	$61,843

	Fiscal year ended August 1, 2015 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$14,949	$1,622	$235,662	$(27,122)	$(210,162)	$14,949
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	270,482	72,066	4,842	—	347,390
Deferred income taxes	—	(62,143)	—	(7,593)	—	(69,736)
Other	—	(5,430)	1,986	34,483	(13,327)	17,712
Intercompany royalty income payable (receivable)	—	148,678	(148,678)	—	—	—
Equity in loss (earnings) of subsidiaries	(14,949)	(208,540)	—	—	223,489	—
Changes in operating assets and liabilities, net	—	11,467	(140,710)	48,240	—	(81,003)
Net cash provided by operating activities	—	156,136	20,326	52,850	—	229,312
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(248,286)	(20,988)	(1,194)	—	(270,468)
Acquisition of MyTheresa	—	—	—	(181,727)	—	(181,727)
Net cash used for investing activities	—	(248,286)	(20,988)	(182,921)	—	(452,195)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Asset-Based Revolving Credit Facility	—	530,000	—	—	—	530,000
Repayment of borrowings	—	(429,427)	—	—	—	(429,427)
Intercompany notes payable (receivable)	—	(150,000)	—	150,000	—	—
Debt issuance costs paid	—	(265)	—	—	—	(265)
Net cash provided by (used for) financing activities	—	(49,692)	—	150,000	—	100,308
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(927)	—	(927)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	(141,842)	(662)	19,002	—	(123,502)
Beginning balance	—	195,004	1,368	104	—	196,476
Ending balance	$—	$53,162	$706	$19,106	$—	$72,974

	Acquisition and Thirty-nine weeks ended August 2, 2014 (Successor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$(134,083)	$(134,083)	$155,357	$(5,940)	$(15,334)	$(134,083)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	224,664	54,413	—	—	279,077
Loss on debt extinguishment	—	7,882	—	—	—	7,882
Deferred income taxes	—	(117,874)	—	—	—	(117,874)
Other	—	149,940	53	3,613	—	153,606
Intercompany royalty income payable (receivable)	—	106,783	(106,783)	—	—	—
Equity in loss (earnings) of subsidiaries	134,083	(149,417)	—	—	15,334	—
Changes in operating assets and liabilities, net	—	216,411	(88,799)	(32,835)	—	94,777
Net cash provided by (used for) operating activities	—	304,306	14,241	(35,162)	—	283,385
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(124,321)	(13,686)	—	—	(138,007)
Acquisition of Neiman Marcus Group LTD LLC	—	(3,388,585)	—	—	—	(3,388,585)
Investment in Asian e-commerce retailer	—	—	—	35,000	—	35,000
Net cash provided by (used for) investing activities	—	(3,512,906)	(13,686)	35,000	—	(3,491,592)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Asset-Based Revolving Credit Facility	—	170,000	—	—	—	170,000
Borrowings under Senior Secured Term Loan Facility	—	2,950,000	—	—	—	2,950,000
Borrowings under Cash Pay Notes	—	960,000	—	—	—	960,000
Borrowings under PIK Toggle Notes	—	600,000	—	—	—	600,000
Repayment of borrowings	—	(2,770,185)	—	—	—	(2,770,185)
Debt issuance costs paid	—	(178,606)	—	—	—	(178,606)
Cash equity contributions	—	1,557,350	—	—	—	1,557,350
Net cash provided by financing activities	—	3,288,559	—	—	—	3,288,559
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	79,959	555	(162)	—	80,352
Beginning balance	—	115,045	813	266	—	116,124
Ending balance	$—	$195,004	$1,368	$104	$—	$196,476

	Thirteen weeks ended November 2, 2013 (Predecessor)
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$(13,098)	$(13,098)	$78,374	$(2,231)	$(63,045)	$(13,098)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	42,296	6,129	—	—	48,425
Deferred income taxes	—	(6,326)	—	—	—	(6,326)
Other	—	5,068	(66)	1,523	—	6,525
Intercompany royalty income payable (receivable)	—	32,907	(32,907)	—	—	—
Equity in loss (earnings) of subsidiaries	13,098	(76,143)	—	—	63,045	—
Changes in operating assets and liabilities, net	—	21,469	(45,629)	945	—	(23,215)
Net cash provided by operating activities	—	6,173	5,901	237	—	12,311
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	—	(30,051)	(5,908)	—	—	(35,959)
Net cash used for investing activities	—	(30,051)	(5,908)	—	—	(35,959)
CASH FLOWS - FINANCING ACTIVITIES
Borrowings under Former Asset-Based Revolving Credit Facility	—	130,000	—	—	—	130,000
Repayment of borrowings	—	(126,904)	—	—	—	(126,904)
Net cash provided by financing activities	—	3,096	—	—	—	3,096
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	(20,782)	(7)	237	—	(20,552)
Beginning balance	—	135,827	820	29	—	136,676
Ending balance	$—	$115,045	$813	$266	$—	$116,124

NOTE 19.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (with respect to NMG's obligations under the 2028 Debentures)

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

	July 30, 2016 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$39,791	$22,052	$—	$61,843
Merchandise inventories	—	917,138	208,187	—	1,125,325
Other current assets	—	132,434	17,215	(2,771)	146,878
Total current assets	—	1,089,363	247,454	(2,771)	1,334,046
Property and equipment, net	—	1,440,968	147,153	—	1,588,121
Intangible assets, net	—	566,084	2,678,418	—	3,244,502
Goodwill	—	1,412,146	660,672	—	2,072,818
Other long-term assets	—	15,153	2,248	—	17,401
Intercompany notes receivable	—	196,686	—	(196,686)	—
Investments in subsidiaries	943,131	3,341,664	—	(4,284,795)	—
Total assets	$943,131	$8,062,064	$3,735,945	$(4,484,252)	$8,256,888
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$257,047	$60,689	$—	$317,736
Accrued liabilities	—	373,108	122,309	(2,771)	492,646
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	659,581	182,998	(2,771)	839,808
Long-term liabilities:
Long-term debt	—	4,584,281	—	—	4,584,281
Intercompany notes payable	—	—	196,686	(196,686)	—
Deferred income taxes	—	1,285,829	10,964	—	1,296,793
Other long-term liabilities	—	589,242	3,633	—	592,875
Total long-term liabilities	—	6,459,352	211,283	(196,686)	6,473,949
Total member equity	943,131	943,131	3,341,664	(4,284,795)	943,131
Total liabilities and member equity	$943,131	$8,062,064	$3,735,945	$(4,484,252)	$8,256,888

	August 1, 2015 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$53,162	$19,812	$—	$72,974
Merchandise inventories	—	970,295	184,549	—	1,154,844
Other current assets	—	108,252	18,082	(165)	126,169
Total current assets	—	1,131,709	222,443	(165)	1,353,987
Property and equipment, net	—	1,359,118	118,768	—	1,477,886
Intangible assets, net	—	625,937	2,972,625	—	3,598,562
Goodwill	—	1,611,365	661,118	—	2,272,483
Other long-term assets	—	15,490	1,354	—	16,844
Intercompany notes receivable	—	150,028	—	(150,028)	—
Investments in subsidiaries	1,413,744	3,617,680	—	(5,031,424)	—
Total assets	$1,413,744	$8,511,327	$3,976,308	$(5,181,617)	$8,719,762
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$291,089	$51,910	$—	$342,999
Accrued liabilities	—	380,255	113,188	(165)	493,278
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	700,770	165,098	(165)	865,703
Long-term liabilities:
Long-term debt	—	4,556,023	—	—	4,556,023
Intercompany notes payable	—	—	150,028	(150,028)	—
Deferred income taxes	—	1,423,564	16,813	—	1,440,377
Other long-term liabilities	—	417,226	26,689	—	443,915
Total long-term liabilities	—	6,396,813	193,530	(150,028)	6,440,315
Total member equity	1,413,744	1,413,744	3,617,680	(5,031,424)	1,413,744
Total liabilities and member equity	$1,413,744	$8,511,327	$3,976,308	$(5,181,617)	$8,719,762

	Fiscal year ended July 30, 2016 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,963,977	$985,495	$—	$4,949,472
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,660,197	662,311	—	3,322,508
Selling, general and administrative expenses (excluding depreciation)	—	923,379	194,549	—	1,117,928
Income from credit card program	—	(55,070)	(5,578)	—	(60,648)
Depreciation expense	—	205,011	21,857	—	226,868
Amortization of intangible assets and favorable lease commitments	—	58,347	52,842	—	111,189
Other expenses	—	22,283	4,844	—	27,127
Impairment charges	—	466,155	—	—	466,155
Operating earnings (loss)	—	(316,325)	54,670	—	(261,655)
Interest expense, net	—	277,301	8,295	—	285,596
Intercompany royalty charges (income)	—	150,285	(150,285)	—	—
Foreign currency loss (gain)	—	—	1,484	(1,484)	—
Equity in loss (earnings) of subsidiaries	406,110	(195,456)	—	(210,654)	—
Earnings (loss) before income taxes	(406,110)	(548,455)	195,176	212,138	(547,251)
Income tax expense (benefit)	—	(141,242)	(280)	381	(141,141)
Net earnings (loss)	$(406,110)	$(407,213)	$195,456	$211,757	$(406,110)
Total other comprehensive earnings (loss), net of tax	(64,613)	(62,331)	(1,179)	63,510	(64,613)
Total comprehensive earnings (loss)	$(470,723)	$(469,544)	$194,277	$275,267	$(470,723)

	Fiscal year ended August 1, 2015 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$4,127,954	$967,133	$—	$5,095,087
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,677,767	627,711	—	3,305,478
Selling, general and administrative expenses (excluding depreciation)	—	975,259	186,816	—	1,162,075
Income from credit card program	—	(47,434)	(5,335)	—	(52,769)
Depreciation expense	—	163,737	21,813	—	185,550
Amortization of intangible assets and favorable lease commitments	—	82,185	55,095	—	137,280
Other expenses	—	31,881	7,593	—	39,474
Operating earnings	—	244,559	73,440	—	317,999
Interest expense, net	—	287,776	2,147	—	289,923
Intercompany royalty charges (income)	—	148,678	(148,678)	—	—
Foreign currency loss (gain)	—	—	18,351	(18,351)	—
Equity in loss (earnings) of subsidiaries	(14,949)	(208,540)	—	223,489	—
Earnings (loss) before income taxes	14,949	16,645	201,620	(205,138)	28,076
Income tax expense (benefit)	—	15,023	(6,920)	5,024	13,127
Net earnings (loss)	$14,949	$1,622	$208,540	$(210,162)	$14,949
Total other comprehensive earnings (loss), net of tax	(33,799)	(16,913)	(3,558)	20,471	(33,799)
Total comprehensive earnings (loss)	$(18,850)	$(15,291)	$204,982	$(189,691)	$(18,850)

	Thirty-nine weeks ended August 2, 2014 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,103,810	$606,383	$—	$3,710,193
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,164,309	398,679	—	2,562,988
Selling, general and administrative expenses (excluding depreciation)	—	724,085	110,921	—	835,006
Income from credit card program	—	(36,795)	(3,877)	—	(40,672)
Depreciation expense	—	100,097	13,237	—	113,334
Amortization of intangible assets and favorable lease commitments	—	107,450	41,176	—	148,626
Other expenses	—	78,467	3,613	—	82,080
Operating earnings (loss)	—	(33,803)	42,634	—	8,831
Interest expense, net	—	232,739	—	—	232,739
Intercompany royalty charges (income)	—	106,783	(106,783)	—	—
Equity in loss (earnings) of subsidiaries	134,083	(149,417)	—	15,334	—
Earnings (loss) before income taxes	(134,083)	(223,908)	149,417	(15,334)	(223,908)
Income tax benefit	—	(89,825)	—	—	(89,825)
Net earnings (loss)	$(134,083)	$(134,083)	$149,417	$(15,334)	$(134,083)
Total other comprehensive earnings (loss), net of tax	(17,429)	(17,429)	—	17,429	(17,429)
Total comprehensive earnings (loss)	$(151,512)	$(151,512)	$149,417	$2,095	$(151,512)

	Thirteen weeks ended November 2, 2013 (Predecessor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$926,436	$202,702	$—	$1,129,138
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	568,665	116,743	—	685,408
Selling, general and administrative expenses (excluding depreciation)	—	229,935	36,453	—	266,388
Income from credit card program	—	(13,271)	(1,382)	—	(14,653)
Depreciation expense	—	31,057	3,182	—	34,239
Amortization of intangible assets and favorable lease commitments	—	8,773	2,947	—	11,720
Other expenses	—	112,377	1,523	—	113,900
Operating earnings (loss)	—	(11,100)	43,236	—	32,136
Interest expense, net	—	37,315	—	—	37,315
Intercompany royalty charges (income)	—	32,907	(32,907)	—	—
Equity in loss (earnings) of subsidiaries	13,098	(76,143)	—	63,045	—
Earnings (loss) before income taxes	(13,098)	(5,179)	76,143	(63,045)	(5,179)
Income tax expense	—	7,919	—	—	7,919
Net earnings (loss)	$(13,098)	$(13,098)	$76,143	$(63,045)	$(13,098)
Total other comprehensive earnings (loss), net of tax	1,324	1,324	—	(1,324)	1,324
Total comprehensive earnings (loss)	$(11,774)	$(11,774)	$76,143	$(64,369)	$(11,774)

	Fiscal year ended July 30, 2016 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$(406,110)	$(407,213)	$195,456	$211,757	$(406,110)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	287,930	74,699	—	362,629
Impairment charges	—	466,155	—	—	466,155
Deferred income taxes	—	(97,167)	(5,674)	—	(102,841)
Other	—	(26,585)	15,743	(1,103)	(11,945)
Intercompany royalty income payable (receivable)	—	150,285	(150,285)	—	—
Equity in loss (earnings) of subsidiaries	406,110	(195,456)	—	(210,654)	—
Changes in operating assets and liabilities, net	—	126,863	(124,159)	—	2,704
Net cash provided by operating activities	—	304,812	5,780	—	310,592
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	—	(254,094)	(47,351)	—	(301,445)
Acquisition of MyTheresa	—	—	(896)	—	(896)
Investment in subsidiaries	—	(30,204)	30,204	—	—
Net cash used for investing activities	—	(284,298)	(18,043)	—	(302,341)
CASH FLOWS - FINANCING ACTIVITIES
Borrowings under Asset-Based Revolving Credit Facility	—	555,000	—	—	555,000
Repayment of borrowings	—	(549,426)	—	—	(549,426)
Payment of contingent earn-out obligation	—	—	(27,185)	—	(27,185)
Intercompany notes payable (receivable)	—	(39,459)	39,459	—	—
Net cash provided by (used for) financing activities	—	(33,885)	12,274	—	(21,611)
Effect of exchange rate changes on cash and cash equivalents	—	—	2,229	—	2,229
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	(13,371)	2,240	—	(11,131)
Beginning balance	—	53,162	19,812	—	72,974
Ending balance	$—	$39,791	$22,052	$—	$61,843

	Fiscal year ended August 1, 2015 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$14,949	$1,622	$208,540	$(210,162)	$14,949
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	270,482	76,908	—	347,390
Deferred income taxes	—	(62,143)	(7,593)	—	(69,736)
Other	—	(5,430)	36,469	(13,327)	17,712
Intercompany royalty income payable (receivable)	—	148,678	(148,678)	—	—
Equity in loss (earnings) of subsidiaries	(14,949)	(208,540)	—	223,489	—
Changes in operating assets and liabilities, net	—	11,467	(92,470)	—	(81,003)
Net cash provided by operating activities	—	156,136	73,176	—	229,312
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(248,286)	(22,182)	—	(270,468)
Acquisition of MyTheresa	—	—	(181,727)	—	(181,727)
Net cash used for investing activities	—	(248,286)	(203,909)	—	(452,195)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Asset-Based Revolving Credit Facility	—	530,000	—	—	530,000
Repayment of borrowings	—	(429,427)	—	—	(429,427)
Intercompany notes payable (receivable)	—	(150,000)	150,000	—	—
Debt issuance costs paid	—	(265)	—	—	(265)
Net cash provided by (used for) financing activities	—	(49,692)	150,000	—	100,308
Effect of exchange rate changes on cash and cash equivalents	—	—	(927)	—	(927)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	(141,842)	18,340	—	(123,502)
Beginning balance	—	195,004	1,472	—	196,476
Ending balance	$—	$53,162	$19,812	$—	$72,974

	Acquisition and Thirty-nine weeks ended August 2, 2014 (Successor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$(134,083)	$(134,083)	$149,417	$(15,334)	$(134,083)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	224,664	54,413	—	279,077
Loss on debt extinguishment	—	7,882	—	—	7,882
Deferred income taxes	—	(117,874)	—	—	(117,874)
Other	—	149,940	3,666	—	153,606
Intercompany royalty income payable (receivable)	—	106,783	(106,783)	—	—
Equity in loss (earnings) of subsidiaries	134,083	(149,417)	—	15,334	—
Changes in operating assets and liabilities, net	—	216,411	(121,634)	—	94,777
Net cash provided by (used for) operating activities	—	304,306	(20,921)	—	283,385
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(124,321)	(13,686)	—	(138,007)
Acquisition of Neiman Marcus Group LTD LLC	—	(3,388,585)	—	—	(3,388,585)
Investment in Asian e-commerce retailer	—	—	35,000	—	35,000
Net cash provided by (used for) investing activities	—	(3,512,906)	21,314	—	(3,491,592)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Asset-Based Revolving Credit Facility	—	170,000	—	—	170,000
Borrowings under Senior Secured Term Loan Facility	—	2,950,000	—	—	2,950,000
Borrowings under Cash Pay Notes	—	960,000	—	—	960,000
Borrowings under PIK Toggle Notes	—	600,000	—	—	600,000
Repayment of borrowings	—	(2,770,185)	—	—	(2,770,185)
Debt issuance costs paid	—	(178,606)	—	—	(178,606)
Cash equity contributions	—	1,557,350	—	—	1,557,350
Net cash provided by financing activities	—	3,288,559	—	—	3,288,559
CASH AND CASH EQUIVALENTS
Increase during the period	—	79,959	393	—	80,352
Beginning balance	—	115,045	1,079	—	116,124
Ending balance	$—	$195,004	$1,472	$—	$196,476

	Thirteen weeks ended November 2, 2013 (Predecessor)
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$(13,098)	$(13,098)	$76,143	$(63,045)	$(13,098)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	42,296	6,129	—	48,425
Deferred income taxes	—	(6,326)	—	—	(6,326)
Other	—	5,068	1,457	—	6,525
Intercompany royalty income payable (receivable)	—	32,907	(32,907)	—	—
Equity in loss (earnings) of subsidiaries	13,098	(76,143)	—	63,045	—
Changes in operating assets and liabilities, net	—	21,469	(44,684)	—	(23,215)
Net cash provided by operating activities	—	6,173	6,138	—	12,311
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	—	(30,051)	(5,908)	—	(35,959)
Net cash used for investing activities	—	(30,051)	(5,908)	—	(35,959)
CASH FLOWS - FINANCING ACTIVITIES
Borrowings under Former Asset-Based Revolving Credit Facility	—	130,000	—	—	130,000
Repayment of borrowings	—	(126,904)	—	—	(126,904)
Net cash provided by financing activities	—	3,096	—	—	3,096
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	(20,782)	230	—	(20,552)
Beginning balance	—	135,827	849	—	136,676
Ending balance	$—	$115,045	$1,079	$—	$116,124

NOTE 20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Fiscal year 2016 (Successor)
(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$1,164.9	$1,487.0	$1,169.3	$1,128.3	$4,949.5
Gross profit (1)	428.8	460.7	425.8	311.7	1,627.0
Net earnings (loss) (2)	(10.5)	7.9	3.8	(407.3)	(406.1)

	Fiscal year 2015 (Successor)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$1,186.5	$1,521.8	$1,220.1	$1,166.7	$5,095.1
Gross profit (1)	458.1	502.7	465.1	363.7	1,789.6
Net earnings (loss)	0.2	27.8	19.8	(32.9)	14.9

(1)	Gross profit includes revenues less cost of goods sold including buying and occupancy costs (excluding depreciation).

(2)
For fiscal year 2016, net earnings (loss) include pretax impairment charges related to (i) $228.9 million for the writedown to fair value of the net carrying value of tradenames, (ii) $199.2 million for the writedown to fair value of goodwill and (iii) $38.1 million for the writedown to fair value of the net carrying value of certain long-lived assets recorded in the fourth quarter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEIMAN MARCUS GROUP LTD LLC

		By:	/s/ DONALD T. GRIMES
Donald T. Grimes Executive Vice President, Chief Operating Officer and Chief Financial Officer

Dated:	September 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KAREN W. KATZ	President and Chief Executive Officer, Director	September 26, 2016
Karen W. Katz	(principal executive officer)

/s/ DONALD T. GRIMES	Executive Vice President, Chief Operating Officer and Chief Financial Officer (principal financial officer)	September 26, 2016
Donald T. Grimes

/s/ T. DALE STAPLETON	Senior Vice President and Chief Accounting Officer (principal accounting officer)	September 26, 2016
T. Dale Stapleton

/s/ DAVID KAPLAN	Chairman of the Board	September 26, 2016
David Kaplan

/s/ NORA AUFREITER	Director	September 26, 2016
Nora Aufreiter

/s/ NORMAN AXELROD	Director	September 26, 2016
Norman Axelrod

/s/ PHILIPPE BOURGUIGNON	Director	September 26, 2016
Philippe Bourguignon

/s/ ADAM BROTMAN	Director	September 26, 2016
Adam Brotman

/s/ SHANE FEENEY	Director	September 26, 2016
Shane Feeney

/s/ DENNIS GIES	Director	September 26, 2016
Dennis Gies

/s/ SCOTT NISHI	Director	September 26, 2016
Scott Nishi

SCHEDULE II

NEIMAN MARCUS GROUP LTD LLC
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

Three years ended July 30, 2016

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Reserve for estimated sales returns

Year ended July 30, 2016 (Successor)	$44,046	$977,811	$—	$(976,521)	(A)	$45,336

Year ended August 1, 2015 (Successor)	$38,869	$953,238	$—	$(948,061)	(A)	$44,046

Thirty-nine weeks ended August 2, 2014 (Successor)	$53,741	$597,721	$—	$(612,593)	(A)	$38,869

Thirteen weeks ended November 2, 2013 (Predecessor)	$37,370	$196,601	$—	$(180,230)	(A)	$53,741

Reserves for self-insurance

Year ended July 30, 2016 (Successor)	$37,943	$75,821	$—	$(77,567)	(B)	$36,197

Year ended August 1, 2015 (Successor)	$38,732	$76,306	$—	$(77,095)	(B)	$37,943

Thirty-nine weeks ended August 2, 2014 (Successor)	$36,632	$58,064	$—	$(55,964)	(B)	$38,732

Thirteen weeks ended November 2, 2013 (Predecessor)	$37,626	$17,380	$—	$(18,374)	(B)	$36,632

(A)                               Gross margin on actual sales returns, net of commissions.

(B)                               Claims and expenses paid, net of employee contributions.