Form 10-Q
period 2016-10-29
Neiman Marcus Group LTD LLC
filed 2016-12-13
CIK 1358651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 29, 2016

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

NEIMAN MARCUS GROUP LTD LLC

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except units)	October 29, 2016	July 30, 2016	October 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$42,077	$61,843	$58,582
Merchandise inventories	1,325,060	1,125,325	1,350,377
Other current assets	161,790	146,878	129,401
Total current assets	1,528,927	1,334,046	1,538,360

Property and equipment, net	1,607,499	1,588,121	1,504,390
Intangible assets, net	3,218,582	3,244,502	3,569,650
Goodwill	2,075,122	2,072,818	2,272,571
Other long-term assets	36,246	17,401	14,825
Total assets	$8,466,376	$8,256,888	$8,899,796

LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$347,287	$317,736	$323,237
Accrued liabilities	485,450	492,646	497,930
Current portion of long-term debt	29,426	29,426	29,426
Total current liabilities	862,163	839,808	850,593

Long-term liabilities:
Long-term debt	4,772,596	4,584,281	4,764,337
Deferred income taxes	1,281,296	1,296,793	1,423,373
Other long-term liabilities	627,343	592,875	457,959
Total long-term liabilities	6,681,235	6,473,949	6,645,669

Membership unit (1 unit issued and outstanding at October 29, 2016, July 30, 2016 and October 31, 2015)	—	—	—
Member capital	1,586,606	1,584,216	1,584,106
Accumulated other comprehensive loss	(114,871)	(115,841)	(50,900)
Accumulated deficit	(548,757)	(525,244)	(129,672)
Total member equity	922,978	943,131	1,403,534
Total liabilities and member equity	$8,466,376	$8,256,888	$8,899,796

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Thirteen weeks ended
(in thousands)	October 29, 2016	October 31, 2015

Revenues	$1,079,107	$1,164,900
Cost of goods sold including buying and occupancy costs (excluding depreciation)	699,895	736,074
Selling, general and administrative expenses (excluding depreciation)	276,596	285,342
Income from credit card program	(13,668)	(13,287)
Depreciation expense	56,884	55,890
Amortization of intangible assets	13,623	15,353
Amortization of favorable lease commitments	13,654	13,612
Other expenses	6,818	17,098

Operating earnings	25,305	54,818

Interest expense, net	72,083	71,685

Loss before income taxes	(46,778)	(16,867)

Income tax benefit	(23,265)	(6,329)

Net loss	$(23,513)	$(10,538)

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Thirteen weeks ended
(in thousands)	October 29, 2016	October 31, 2015

Net loss	$(23,513)	$(10,538)

Other comprehensive earnings:
Foreign currency translation adjustments, net of tax expense of $1,273 and $53	2,496	116
Change in unrealized loss on financial instruments, net of tax expense of $1,280 and $529	1,986	818
Reclassification of realized loss on financial instruments to earnings, net of tax expense of $232 and $3	359	5
Change in unrealized loss on unfunded benefit obligations, net of tax benefit of ($2,496) and ($394)	(3,871)	(611)
Total other comprehensive earnings	970	328

Total comprehensive loss	$(22,543)	$(10,210)

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Thirteen weeks ended
(in thousands)	October 29, 2016	October 31, 2015

CASH FLOWS - OPERATING ACTIVITIES
Net loss	$(23,513)	$(10,538)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization expense	90,304	90,998
Deferred income taxes	(15,996)	(17,201)
Other	(1,902)	4,372
	48,893	67,631
Changes in operating assets and liabilities:
Merchandise inventories	(186,038)	(195,448)
Other current assets	(14,825)	(3,208)
Accounts payable and accrued liabilities	12,458	(21,622)
Deferred real estate credits	7,701	10,640
Net cash used for operating activities	(131,811)	(142,007)

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(65,433)	(74,950)
Net cash used for investing activities	(65,433)	(74,950)

CASH FLOWS - FINANCING ACTIVITIES
Borrowings under senior secured asset-based revolving credit facility	270,000	250,000
Repayment of borrowings under senior secured asset-based revolving credit facility	(80,000)	(40,000)
Repayment of borrowings under senior secured term loan facility	(7,357)	(7,356)
Debt issuance costs paid	(5,440)	—
Net cash provided by financing activities	177,203	202,644

Effect of exchange rate changes on cash and cash equivalents	275	(79)

CASH AND CASH EQUIVALENTS
Decrease during the period	(19,766)	(14,392)
Beginning balance	61,843	72,974
Ending balance	$42,077	$58,582

Supplemental Schedule of Cash Flow Information
Cash paid (received) during the period for:
Interest	$97,949	$98,470
Income taxes	$(119)	$3,527
Non-cash - investing and financing activities:
Property and equipment acquired through developer financing obligations	$14,763	$—
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

The Company is a subsidiary of Mariposa Intermediate Holdings LLC ("Holdings"), which in turn is a subsidiary of Neiman Marcus Group, Inc., a Delaware corporation ("Parent"). Parent is owned by entities affiliated with Ares Management, L.P. and Canada Pension Plan Investment Board (together, the "Sponsors") and certain co-investors. The Sponsors acquired the Company on October 25, 2013 (the "Acquisition").

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

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  All references to (i) the first quarter of fiscal year 2017 relate to the thirteen weeks ended October 29, 2016 and (ii) the first quarter of fiscal year 2016 relate to the thirteen weeks ended October 31, 2015.

We have prepared the accompanying Condensed Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended.  Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 30, 2016.  In our opinion, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the applicable interim periods.

The luxury retail industry is seasonal in nature, with higher sales typically generated in the fall and holiday selling seasons.  Due to seasonal and other factors, the results of operations for the first quarter of fiscal year 2017 are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

Certain prior period balances have been reclassified to conform to the current period presentation due primarily to our adoption of recent accounting pronouncements related to the presentation of debt issuance costs and deferred income taxes.

A detailed description of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended July 30, 2016.

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

Newly Adopted Accounting Pronouncements. In April 2015, the Financial Accounting Standards Board (the "FASB") issued guidance to simplify the balance sheet presentation of debt issuance costs. The standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt, consistent with the presentation of debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the new guidance. In addition, the FASB issued guidance in August 2015 to clarify the treatment of debt issuance costs related to line of credit arrangements. Companies can continue to present debt issuance costs for line of credit arrangements as an asset and subsequently amortize the deferred issuance cost ratably over the term of the arrangement. We adopted this guidance in the fourth quarter of fiscal year 2016 on a retrospective basis. Unamortized debt issuance costs, except unamortized debt issuance costs related to our Asset-Based Revolving Credit Facility, are now presented as a direct reduction of long-term debt on the Company's Condensed Consolidated Balance Sheets as of October 29, 2016, July 30, 2016, and October 31, 2015. Unamortized debt issuance costs of $119.7 million as of October 31, 2015 have been reclassified on our Condensed Consolidated Balance Sheet from other assets to a direct reduction of long-term debt.

In November 2015, the FASB issued guidance to simplify the balance sheet presentation of deferred income taxes. The standard requires that deferred tax liabilities and assets be classified as non-current in a balance sheet. We adopted this guidance in the fourth quarter of fiscal year 2016 on a retrospective basis. Deferred taxes previously classified as components of current assets are now classified as long-term liabilities on the Company's Condensed Consolidated Balance Sheets as of October 29, 2016, July 30, 2016 and October 31, 2015. Current deferred tax assets of $40.4 million as of October 31, 2015 have been netted against non-current deferred tax liabilities on our Condensed Consolidated Balance Sheet.

In April 2015, the FASB issued guidance related to the accounting for cloud computing arrangements. Under this guidance, if a cloud computing arrangement includes a software license, the software license element should be accounted for in a manner consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. We adopted this guidance in the first quarter of fiscal 2017 on a prospective basis. The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements. In March 2016, the FASB issued guidance to simplify how share-based payments are accounted for and presented in the financial statements, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The standard allows (i) entities to withhold an amount up to the employees' maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award and (ii) forfeitures to be either estimated, as required currently, or recognized when they occur. This new guidance is effective for us as of the first quarter of fiscal year 2018.

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

In February 2016, the FASB issued guidance that requires a lessee to recognize assets and liabilities arising from leases on the balance sheet. Previous GAAP did not require lease assets and liabilities to be recognized for most leases. Additionally, companies are permitted to make an accounting policy election not to recognize lease assets and liabilities for leases with a term of 12 months or less. For both finance leases and operating leases, the lease liability should be initially measured at the present value of the remaining contractual lease payments. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will not significantly change under this new guidance. This new guidance is effective for us as of the first quarter of fiscal year 2020.

With respect to each of the recent accounting pronouncements described above, we are currently evaluating which application methods to adopt and the impact of adopting these new accounting standards on our Condensed Consolidated Financial Statements.

2.              MyTheresa Acquisition

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. The operations of MyTheresa are conducted primarily through the mytheresa.com website. The purchase price paid to acquire MyTheresa, net of cash acquired, was $181.7 million, which was financed through a combination of cash and debt. In addition, the MyTheresa purchase agreement contains contingent earn-out payments to the sellers aggregating up to €55.0 million based on operating performance for calendar years 2015 and 2016. In April 2016, we paid $29.8 million, or €26.5 million, to the sellers as a result of MyTheresa's operating performance for calendar year 2015. The estimated fair value of the remaining earn-out obligation related to operating performance for calendar year 2016 was $25.5 million, or €22.6 million, at October 29, 2016.

3.              Fair Value Measurements

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
The following table shows the Company’s financial liabilities that are required to be measured at fair value on a recurring basis in our Condensed Consolidated Balance Sheets:

(in thousands)	Fair Value Hierarchy	October 29, 2016	July 30, 2016	October 31, 2015

Liabilities:
Interest rate swaps (included in other long-term liabilities)	Level 2	$10,523	$13,167	$—
Contingent earn-out obligation (included in accrued liabilities)	Level 3	25,454	26,264	29,277
Contingent earn-out obligation (included in other long-term liabilities)	Level 3	—	—	24,532
Stock-based award liability (included in other long-term liabilities)	Level 3	4,364	5,500	17,826

The fair value of the interest rate swaps is estimated using industry standard valuation models using market-based observable inputs, including interest rate curves.

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

Because Parent is privately held and there is no public market for its common stock, the fair market value of Parent's common stock is determined by the Board of Directors of Parent (the "Parent Board") or the Compensation Committee, as applicable.  In determining the fair market value of Parent's common stock, the Parent Board or the Compensation Committee, as applicable, considers such factors as any recent transactions involving Parent's common stock, the Company’s actual and projected financial results, the principal amount of the Company’s indebtedness, valuations of the Company performed by third parties and other factors it believes are material to the valuation process. Significant inputs to the common stock valuation model are updated as applicable and the carrying value of the obligation is adjusted to its estimated fair value at each reporting date.

The carrying values of cash and cash equivalents, credit card receivables and accounts payable approximate fair value due to their short-term nature.  We determine the fair value of our long-term debt on a non-recurring basis, which results are summarized as follows:

		October 29, 2016		July 30, 2016		October 31, 2015
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt:
Asset-Based Revolving Credit Facility	Level 2	$355,000	$355,000	$165,000	$165,000	$340,000	$340,000
Senior Secured Term Loan Facility	Level 2	2,861,703	2,639,921	2,869,059	2,705,896	2,891,129	2,824,286
Cash Pay Notes	Level 2	960,000	798,240	960,000	818,995	960,000	999,600
PIK Toggle Notes	Level 2	600,000	474,000	600,000	480,000	600,000	626,220
2028 Debentures	Level 2	122,517	116,191	122,463	120,325	122,302	126,250

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

In connection with purchase accounting, we adjusted the carrying values of our long-lived and intangible assets to their estimated fair values at the acquisition date. The fair value estimates were based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information, and in some cases, valuation results from independent valuation specialists (Level 3 determination of fair value). Subsequent to the Acquisition, we determine the fair value of our long-lived and intangible assets on a non-recurring basis in connection with our periodic evaluations of such assets for potential impairment and record impairment charges when such fair value estimates are lower than the carrying values of the assets.

4.     Intangible Assets, Net and Goodwill

(in thousands)	October 29, 2016	July 30, 2016	October 31, 2015

Favorable lease commitments, net	$971,880	$985,534	$1,026,828
Other definite-lived intangible assets, net	438,234	451,722	505,928
Tradenames	1,808,468	1,807,246	2,036,894
Intangible assets, net	$3,218,582	$3,244,502	$3,569,650

Goodwill	$2,075,122	$2,072,818	$2,272,571

Intangible Assets Subject to Amortization. Favorable lease commitments are amortized straight-line over the remaining lives of the leases, ranging from four to 55 years (weighted average life of 30 years from the respective acquisition dates). Our definite-lived intangible assets, which primarily consist of customer lists, are amortized using accelerated methods which reflect the pattern in which we receive the economic benefit of the asset, currently estimated at six to 16 years (weighted average life of 13 years from the respective acquisition dates).

Total amortization of all intangible assets recorded in connection with acquisitions for the current and next five fiscal years is currently estimated as follows (in thousands):

October 30, 2016 through July 29, 2017	$76,382
2018	97,615
2019	94,556
2020	87,860
2021	81,943
2022	82,682

At October 29, 2016, accumulated amortization was $162.8 million for favorable lease commitments and $262.0 million for other definite-lived intangible assets.

Indefinite-lived Intangible Assets and Goodwill.  Indefinite-lived intangible assets, such as our Neiman Marcus, Bergdorf Goodman and MyTheresa tradenames and goodwill, are not subject to amortization.  Rather, we assess the recoverability of indefinite-lived intangible assets and goodwill annually in the fourth quarter of each fiscal year and upon the occurrence of certain events.

Impairment of Indefinite-lived Intangible Assets, Goodwill and Long-lived Assets. We assess the recoverability of the carrying values of indefinite-lived intangible assets and goodwill as well as our store assets, consisting of property and equipment, customer lists and favorable lease commitments annually in the fourth quarter of each fiscal year and upon the occurrence of certain events. During fiscal year 2016, we experienced declines in our operating results and we believe our operating results were adversely impacted by a number of factors including, among other things:

•	volatility in domestic and global economic conditions;

•	national and global geo-political uncertainty;

•	the strength of the U.S. dollar against international currencies, most notably the Euro and British pound, and a resulting decrease in tourism and spending by international customers; and

•	continued low global prices of crude oil and the resulting impact on stakeholders in the oil and gas industries, particularly in the Texas markets in which we have a significant presence.

Based upon our assessment of economic conditions, our expectations of future business conditions and trends and our projected revenues, earnings and cash flows in the fourth quarter of fiscal year 2016, we determined that impairment charges were required to state certain of our intangible and long-lived assets, primarily related to our Neiman Marcus brand, to their estimated fair value. Impairment charges recorded in the fourth quarter of fiscal year 2016 were (in thousands):

Tradenames	$228,877
Goodwill	199,218
Property and equipment	25,627
Other definite-lived intangible assets	12,433
Total	$466,155

In the first quarter of fiscal year 2017, our revenues and earnings have declined compared to the first quarter of last year as a result of current economic conditions. In response to these trends, we continue to undertake initiatives to help drive revenues and streamline business activities and will continue to closely monitor our financial condition and results of operations. However, there is a risk that we may continue to experience challenging economic conditions and operating pressures, which in turn could increase the risk of additional impairment charges in future periods.

5.              Long-term Debt

The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	October 29, 2016	July 30, 2016	October 31, 2015

Asset-Based Revolving Credit Facility	variable	$355,000	$165,000	$340,000
Senior Secured Term Loan Facility	variable	2,861,703	2,869,059	2,891,129
Cash Pay Notes	8.00%	960,000	960,000	960,000
PIK Toggle Notes	8.75%/9.50%	600,000	600,000	600,000
2028 Debentures	7.125%	122,517	122,463	122,302
Total debt		4,899,220	4,716,522	4,913,431
Less: current portion of Senior Secured Term Loan Facility		(29,426)	(29,426)	(29,426)
Less: unamortized debt issuance costs		(97,198)	(102,815)	(119,668)
Long-term debt		$4,772,596	$4,584,281	$4,764,337
Asset-Based Revolving Credit Facility.  On October 27, 2016, we entered into an amendment of the Asset-Based Revolving Credit Facility (the "ABL Refinancing Amendment"). As amended, the maximum committed borrowing capacity under the Asset-Based Revolving Credit Facility remains at $900.0 million and the Asset-Based Revolving Credit Facility matures on July 25, 2021 (or July 25, 2020 if our obligations under our Senior Secured Term Loan Facility or any permitted refinancing thereof have not been repaid or the maturity date thereof has not been extended to October 25, 2021 or later).  On October 29, 2016, we had $355.0 million of borrowings outstanding under this facility, no outstanding letters of credit and $455.0 million of unused borrowing availability.

Availability under the Asset-Based Revolving Credit Facility is subject to a borrowing base.  The Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit (up to $150.0 million, with any such issuance of letters of credit reducing the amount available under the Asset-Based Revolving Credit Facility on a dollar-for-dollar basis) and for borrowings on same-day notice.  The borrowing base is equal to at any time the sum of (a) 90% of the net orderly liquidation value of eligible inventory, net of certain reserves, plus (b) 90% of the amounts owed by credit card processors in respect of eligible credit card accounts constituting proceeds from the sale or disposition of inventory, less certain reserves, plus (c) 100% of segregated cash held in a restricted deposit account.  To the extent that excess availability is not equal to or greater than the greater of (a) 10% of the lesser of (1) the aggregate revolving commitments and (2) the borrowing base and (b) $50.0 million, we will be required to maintain a minimum fixed charge coverage ratio.

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

At October 29, 2016, borrowings under the Asset-Based Revolving Credit Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Deutsche Bank AG New York Branch (the administrative agent), (2) the federal funds effective rate plus ½ of 1.00% and (3) the adjusted one-month LIBOR plus 1.00% or (b) LIBOR, subject to certain adjustments, in each case plus an applicable margin of 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings at October 29, 2016.  The applicable margin is based on the average historical excess availability under the Asset-Based Revolving Credit Facility, and is up to 1.00% with respect to base rate borrowings and up to 2.00% with respect to LIBOR borrowings, in each case with 0.25% step downs based on achievement and maintenance of a certain senior secured first lien net leverage ratio (as defined in the credit agreement governing the Asset-Based Revolving Credit Facility).  The weighted average interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 2.28% at October 29, 2016.  In addition, we are required to pay a commitment fee in respect of unused commitments at a rate of up to 0.375% per annum.  We must also pay customary letter of credit fees and agency fees.

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
We may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time without premium or penalty other than customary breakage costs with respect to LIBOR loans.  There is no scheduled amortization under the Asset-Based Revolving Credit Facility. The principal amount of the revolving loans outstanding thereunder will be due and payable in full on July 25, 2021 (or July 25, 2020 if our obligations under our Senior Secured Term Loan Facility or any permitted refinancing thereof have not been repaid or the maturity date thereof has not been extended to October 25, 2021 or later).

The Asset-Based Revolving Credit Facility is guaranteed by Holdings and each of our current and future direct and indirect wholly owned subsidiaries (subsidiary guarantors) other than (a) unrestricted subsidiaries, (b) certain immaterial subsidiaries, (c) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (d) certain holding companies of foreign subsidiaries, (e) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (f) any subsidiary that is prohibited by applicable law or contractual obligation from acting as a guarantor or which would require governmental approval to provide a guarantee. At October 29, 2016, the assets of non-guarantor subsidiaries, primarily NMG Germany GmbH (through which we conduct the operations of MyTheresa), were $283.8 million, or 3.4% of consolidated total assets. All obligations under the Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of Holdings, the Company and the subsidiary guarantors.
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
For a more detailed description of the Asset-Based Revolving Credit Facility, refer to Note 9 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 30, 2016.

Senior Secured Term Loan Facility.  On October 25, 2013, we entered into a credit agreement and related security and other agreements for the $2,950.0 million Senior Secured Term Loan Facility. At October 29, 2016, the outstanding balance under the Senior Secured Term Loan Facility was $2,861.7 million. The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

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

At October 29, 2016, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Credit Suisse AG (the administrative agent), (2) the federal funds effective rate plus ½ of 1.00% and (3) the adjusted one-month LIBOR plus 1.00%, or (b) an adjusted LIBOR (for a period equal to the relevant interest period, and in any event, never less than 1.00%), subject to certain adjustments, in each case plus an applicable margin.  The applicable margin is up to 2.25% with respect to base rate borrowings and up to 3.25% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on our senior secured first lien net leverage ratio.  The applicable margin with respect to outstanding LIBOR borrowings was 3.25% at October 29, 2016.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.25% at October 29, 2016.

Subject to certain exceptions and reinvestment rights, the Senior Secured Term Loan Facility requires that 100% of the net cash proceeds from certain asset sales and debt issuances and 50% (which percentage will be reduced to 25% if our senior secured first lien net leverage ratio, as defined in the credit agreement governing the Senior Secured Term Loan Facility, is equal to or less than 4.0 to 1.0 but greater than 3.5 to 1.0 and will be reduced to 0% if our senior secured first lien net leverage ratio is equal to or less than 3.5 to 1.0) from excess cash flow, as defined in the credit agreement governing the Senior Secured Term Loan Facility, for each of our fiscal years (commencing with the period ended July 26, 2015) must be used to prepay outstanding term loans under the Senior Secured Term Loan Facility at 100% of the principal amount to be prepaid, plus accrued and unpaid interest. We were not required to prepay any outstanding term loans pursuant to the annual excess cash flow requirements for fiscal year 2016.

We may repay all or any portion of the Senior Secured Term Loan Facility at any time, subject to redeployment costs in the case of prepayment of LIBOR borrowings other than the last day of the relevant interest period. The Senior Secured Term Loan Facility amortizes in equal quarterly installments of $7.4 million, less certain voluntary and mandatory prepayments, with the remaining balance due at final maturity.

The Senior Secured Term Loan Facility is guaranteed by Holdings and each of our current and future subsidiary guarantors other than (a) unrestricted subsidiaries, (b) certain immaterial subsidiaries, (c) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (d) certain holding companies of foreign subsidiaries, (e) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (f) any subsidiary that is prohibited by applicable law or contractual obligation from acting as a guarantor or which would require governmental approval to provide a guarantee. At October 29, 2016, the assets of non-guarantor subsidiaries, primarily NMG Germany GmbH (through which we conduct the operations of MyTheresa), were $283.8 million, or 3.4% of consolidated total assets. All obligations under the Senior Secured Term Loan Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Holdings, the Company and the subsidiary guarantors.
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
For a more detailed description of the Senior Secured Term Loan Facility, refer to Note 9 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 30, 2016.

Cash Pay Notes.  In connection with the Acquisition, the Company, along with Mariposa Borrower, Inc. as co-issuer, incurred indebtedness in the form of $960.0 million aggregate principal amount of 8.00% Senior Cash Pay Notes due 2021.  Interest on the Cash Pay Notes is payable semi-annually in arrears on each April 15 and October 15.  The Cash Pay Notes are guaranteed by the same entities that guarantee the Senior Secured Term Loan Facility, other than Holdings.  The Cash Pay Notes are unsecured and the guarantees are full and unconditional.  At October 29, 2016, the redemption price at which we may redeem the Cash Pay Notes, in whole or in part, as set forth in the indenture governing the Cash Pay Notes, was 106.000%. The Cash Pay Notes mature on October 15, 2021.

For a more detailed description of the Cash Pay Notes, refer to Note 9 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 30, 2016.

PIK Toggle Notes.  In connection with the Acquisition, the Company, along with Mariposa Borrower, Inc. as co-issuer, incurred indebtedness in the form of $600.0 million aggregate principal amount of 8.75%/9.50% Senior PIK Toggle Notes due 2021. The PIK Toggle Notes are guaranteed by the same entities that guarantee the Senior Secured Term Loan Facility, other than Holdings. The PIK Toggle Notes are unsecured and the guarantees are full and unconditional. At October 29, 2016, the redemption price at which we may redeem the PIK Toggle Notes, in whole or in part, as set forth in the indenture governing the PIK Toggle Notes, was 106.563%. The PIK Toggle Notes mature on October 15, 2021. Interest on the PIK Toggle Notes is payable semi-annually in arrears on each April 15 and October 15.  Interest on the PIK Toggle Notes was paid entirely in cash for the first two interest payments and now may be paid (i) entirely in cash ("Cash Interest"), (ii) entirely by increasing the principal amount of the PIK Toggle Notes by the relevant interest payment amount ("PIK Interest"), or (iii) 50% in Cash Interest and 50% in PIK Interest, subject to certain restrictions on the timing and number of elections of PIK Interest or partial PIK Interest payments.  Cash Interest on the PIK Toggle Notes accrues at a rate of 8.75% per annum.  PIK Interest on the PIK Toggle Notes accrues at a rate of 9.50% per annum.

For a more detailed description of the PIK Toggle Notes, refer to Note 9 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 30, 2016.

2028 Debentures.  NMG has outstanding $125.0 million aggregate principal amount of our 7.125% Senior Debentures due 2028.  The 2028 Debentures are secured by a first lien security interest on certain collateral subject to liens granted under the Senior Secured Credit Facilities.  The 2028 Debentures are guaranteed on an unsecured, senior basis by the Company.  The guarantee is full and unconditional.  At October 29, 2016, our non-guarantor subsidiaries consisted principally of Bergdorf Goodman, Inc., through which we conduct the operations of our Bergdorf Goodman stores, NM Nevada Trust, which holds legal title to certain real property and intangible assets used by us in conducting our operations, and NMG Germany GmbH, through which we conduct the operations of MyTheresa.  The 2028 Debentures include certain restrictive covenants and a cross-acceleration provision in respect of any other indebtedness that has an aggregate principal amount exceeding $15.0 million.  The 2028 Debentures mature on June 1, 2028.

For a more detailed description of the 2028 Debentures, refer to Note 9 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 30, 2016.

Maturities of Long-term Debt.  At October 29, 2016, annual maturities of long-term debt during the current and next five fiscal years and thereafter are as follows (in millions):

October 30, 2016 through July 29, 2017	$22.1
2018	29.4
2019	29.4
2020	29.4
2021	3,106.4
2022	1,560.0
Thereafter	122.5

The previous table does not reflect future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

Interest Expense, net.  The significant components of interest expense are as follows:

	Thirteen weeks ended
(in thousands)	October 29, 2016	October 31, 2015

Asset-Based Revolving Credit Facility	$1,204	$874
Senior Secured Term Loan Facility	30,853	31,169
Cash Pay Notes	19,200	19,200
PIK Toggle Notes	13,125	13,125
2028 Debentures	2,227	2,227
Amortization of debt issue costs	6,143	6,143
Capitalized interest	(1,715)	(1,616)
Other, net	1,046	563
Interest expense, net	$72,083	$71,685

6.              Derivative Financial Instruments

Interest Rate Caps. At October 29, 2016, we had outstanding floating rate debt obligations of $3,216.7 million. In April 2014, we entered into interest rate cap agreements (at a cost of $2.0 million) for an aggregate notional amount of $1,400.0 million to hedge the variability of our cash flows related to a portion of our floating rate indebtedness. The interest rate cap agreements effectively cap LIBOR related to our Senior Secured Term Loan Facility at 3.00% from December 2014 through December 2016 with respect to the $1,400.0 million notional amount of such agreements. In the event LIBOR is less than 3.00%, we will pay interest at the lower LIBOR rate. In the event LIBOR is higher than 3.00%, we will pay interest at the capped rate of 3.00%.

Gains and losses realized due to the expiration of applicable portions of the interest rate caps are reclassified to interest expense at the time our quarterly interest payments are made. Losses of $0.6 million were realized in the first quarter of fiscal year 2017. Negligible losses were realized in the first quarter of fiscal year 2016.

Interest Rate Swaps. In April and June of 2016, we entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,400.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness. These swap agreements hedge a portion of our contractual floating rate interest commitments related to our Senior Secured Term Loan Facility from December 2016 to October 2020. As a result of the April 2016 swap agreements, our effective interest rate as to $700.0 million of floating rate indebtedness will be fixed at 4.912% from December 2016 through October 2020. As a result of the June 2016 swap agreements, our effective interest rate as to an additional $700.0 million of floating rate indebtedness will be fixed at 4.7395% from December 2016 to October 2020. The fair value of our interest rate swap agreements, which amount is included in other long-term liabilities, was a loss of $10.5 million at October 29, 2016 and $13.2 million at July 30, 2016. The interest rate swap agreements expire in October 2020.

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

7.              Income Taxes

Our effective income tax rates are as follows:

	Thirteen weeks ended
	October 29, 2016	October 31, 2015

Effective income tax rate	49.7%	37.5%

Our effective income tax rate on the loss for the first quarter of fiscal year 2017 exceeded the federal statutory tax rate of 35% due primarily to state income taxes, the non-deductible portion of transaction and other costs incurred in connection with the MyTheresa acquisition and the benefit associated with the release of certain tax reserves for settled tax matters. Our effective income tax rate on the loss for the first quarter of fiscal year 2016 exceeded the federal statutory tax rate due primarily to state income taxes and the non-deductible portion of transaction and other costs incurred in connection with the MyTheresa acquisition.

At October 29, 2016, the gross amount of unrecognized tax benefits was $0.8 million ($0.5 million of which would impact our effective tax rate, if recognized).  We classify interest and penalties as a component of income tax benefit and our liability for accrued interest and penalties was $0.1 million at October 29, 2016, $0.4 million at July 30, 2016 and $4.9 million at October 31, 2015.

We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions.  The Internal Revenue Service ("IRS") is currently finalizing its audits of our fiscal year 2012 and short-year 2013 (prior to the Acquisition) federal income tax returns. With respect to state, local and foreign jurisdictions, with limited exceptions, we are no longer subject to income tax audits for fiscal years before 2011.  We believe our recorded tax liabilities as of October 29, 2016 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the final completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that adjustments to the amounts of our unrecognized tax benefits could occur within the next 12 months as a result of settlements with tax authorities or expiration of statutes of limitations.  At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

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
Our obligations for employee benefit plans, included in other long-term liabilities, are as follows:

(in thousands)	October 29, 2016	July 30, 2016	October 31, 2015

Pension Plan	$303,504	$299,676	$219,865
SERP Plan	120,325	118,484	110,050
Postretirement Plan	8,404	8,600	9,058
	432,233	426,760	338,973
Less: current portion	(6,553)	(7,345)	(6,016)
Long-term portion of benefit obligations	$425,680	$419,415	$332,957

Funding Policy and Status.  Our policy is to fund the Pension Plan at or above the minimum level required by law.  In fiscal year 2016, we were not required to make contributions to the Pension Plan. As of October 29, 2016, we believe we will be required to contribute $10.6 million to the Pension Plan in fiscal year 2017.

Cost of Benefits. The components of the expenses we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Thirteen weeks ended
(in thousands)	October 29, 2016	October 31, 2015

Pension Plan:
Interest cost	$4,870	$5,429
Expected return on plan assets	(5,331)	(5,807)
Net amortization of losses	663	—
Pension Plan expense (income)	$202	$(378)

SERP Plan:
Interest cost	$784	$892
Net amortization of losses	23	—
SERP Plan expense	$807	$892

Postretirement Plan:
Service cost	$—	$1
Interest cost	55	71
Net amortization of gains	(146)	(146)
Postretirement Plan income	$(91)	$(74)

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

On August 7, 2014, a putative class action complaint was filed against The Neiman Marcus Group LLC in Los Angeles County Superior Court by a customer, Linda Rubenstein, in connection with the Company's Last Call stores in California. Ms. Rubenstein alleges that the Company has violated various California consumer protection statutes by implementing a marketing and pricing strategy that suggests that clothing sold at Last Call stores in California was originally offered for sale at full-line Neiman Marcus stores when allegedly, it was not, and is allegedly of inferior quality to clothing sold at the full-line stores. Ms. Rubenstein also alleges that the Company lacks adequate information to support its comparative pricing labels. On September 12, 2014, we removed the case to the U.S. District Court for the Central District of California. On October 17, 2014, we filed a motion to dismiss the complaint, which the court granted on December 12, 2014. In its order dismissing the complaint, the court granted Ms. Rubenstein leave to file an amended complaint. Ms. Rubenstein filed her first amended complaint on December 22, 2014. On January 6, 2015, we filed a motion to dismiss the first amended complaint, which the court granted on March 2, 2015. In its order dismissing the first amended complaint, the court granted Ms. Rubenstein leave to file a second amended complaint, which she filed on March 17, 2015. On April 6, 2015, we filed a motion to dismiss the second amended complaint. On May 12, 2015, the court granted our motion to dismiss the second amended complaint in its entirety, without leave to amend, and on June 9, 2015, Ms. Rubenstein filed a notice to appeal the court's ruling. The appeal is pending, briefing is complete, and oral argument is set for February 17, 2017.

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

On February 11, 2016, a putative class action first amended complaint was filed against The Neiman Marcus Group, Inc. in the Superior Court of California, Orange County, by Holly Attia and seven other named plaintiffs. They allege claims for failure to pay overtime wages, failure to provide meal and rest breaks, failure to reimburse business expenses, failure to timely pay wages due at termination and failure to provide accurate itemized wage statements. Plaintiffs also allege derivative claims for restitution under California unfair competition law and a representative claim for penalties under the California Labor Code Private Attorney General Act ("PAGA"). Plaintiffs seek to certify a class of all nonexempt employees of the Company in California since December 31, 2011. Plaintiffs seek damages for the alleged Labor Code violations as well as restitution, statutory penalties under PAGA, and attorneys' fees, interest and costs of suit. The Company removed this matter to the U.S. District Court for the Central District of California on March 17, 2016, and subsequently filed a motion to compel arbitration as to all named plaintiffs and requested to stay the PAGA claim. On June 27, 2016, the court granted the motion and compelled arbitration of the individual claims. The court retained jurisdiction of the PAGA claim and stayed that claim pending the outcome of arbitration. On September 8, 2016, the plaintiffs filed a motion for reconsideration of the court's order regarding the arbitration. On October 18, 2016, the court granted the plaintiffs' motion for reconsideration based on a recent decision by the Ninth Circuit Court of Appeals in Morris v. Ernst & Young, LLP, and reversed its order granting the motion to compel arbitration. The Company filed an appeal on November 16, 2016. The case will proceed in district court while the appeal is pending. The district court has set a trial date in the matter of February 6, 2018.
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

On July 28, 2016, former employee Milca Connolly filed a representative action alleging only PAGA claims against The Neiman Marcus Group in the Superior Court of California, Orange County. Ms. Connolly’s complaint raises PAGA claims substantially identical to those raised in Attia and Nguyen based on allegations of failure to pay overtime and minimum wages, unlawful deductions from wages, failure to provide meal and rest breaks, failure to reimburse business expenses, failure to timely pay wages due at termination and failure to provide accurate itemized wage statements. The Company was served with the Complaint in Connolly on September 8, 2016. On October 11, 2016, the Company filed a motion to dismiss or stay the case in light of the Attia and Nguyen matters. At the hearing on November 18, 2016, the court granted the Company's motion to stay the case.

On September 27, 2016, a dormant Illinois putative class action lawsuit, Catherine Ohle v. Neiman Marcus Group, originally filed in the Circuit Court of Cook County, was revived by an Illinois appeals court when it reversed a June 2014 trial court's order granting summary judgment to the Company and dismissing the matter in its entirety. In Ohle, the plaintiff alleged that the Company’s prior practice of conducting pre-employment credit checks of sales associates and considering credit history as a factor in its hiring decisions violated the Illinois Employee Credit Privacy Act. The appellate court reversed, holding that no exemption applied. On November 1, 2016, the Company appealed the decision to the Illinois Supreme Court. The appeal is now fully briefed, and we await a decision as to whether the Illinois Supreme Court will grant review.

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

Cyber-Attack Class Actions Litigation. Three class actions relating to a cyber-attack on our computer systems in 2013 (the "Cyber-Attack") were filed in January 2014 and later voluntarily dismissed by the plaintiffs between February and April 2014. The plaintiffs had alleged negligence and other claims in connection with their purchases by payment cards and sought monetary and injunctive relief. Melissa Frank v. The Neiman Marcus Group, LLC, et al., was filed in the U.S. District Court for the Eastern District of New York on January 13, 2014 but was voluntarily dismissed by the plaintiff on April 15, 2014, without prejudice to her right to re-file a complaint. Donna Clark v. Neiman Marcus Group LTD LLC was filed in the U.S. District Court for the Northern District of Georgia on January 27, 2014 but was voluntarily dismissed by the plaintiff on March 11, 2014, without prejudice to her right to re-file a complaint. Christina Wong v. The Neiman Marcus Group, LLC, et al., was filed in the U.S. District Court for the Central District of California on January 29, 2014, but was voluntarily dismissed by the plaintiff on February 10, 2014, without prejudice to her right to re-file a complaint. Three additional putative class actions relating to the Cyber-Attack were filed in March and April 2014, also alleging negligence and other claims in connection with plaintiffs’ purchases by payment cards. Two of the cases, Katerina Chau v. Neiman Marcus Group LTD Inc., filed in the U.S. District Court for the Southern District of California on March 14, 2014, and Michael Shields v. The Neiman Marcus Group, LLC, filed in the U.S. District Court for the Southern District of California on April 1, 2014, were voluntarily dismissed, with prejudice as to Chau and without prejudice as to Shields. The third case, Hilary Remijas v. The Neiman Marcus Group, LLC, was filed on March 12, 2014 in the U.S. District Court for the Northern District of Illinois. On June 2, 2014, an amended complaint in the Remijas case was filed, which added three plaintiffs (Debbie Farnoush and Joanne Kao, California residents; and Melissa Frank, a New York resident) and asserted claims for negligence, implied contract, unjust enrichment, violation of various consumer protection statutes, invasion of privacy and violation of state data breach laws. The Company moved to dismiss the Remijas amended complaint on July 2, 2014. On September 16, 2014, the court granted the Company's motion to dismiss the Remijas case on the grounds that the plaintiffs lacked standing due to their failure to demonstrate an actionable injury. On September 25, 2014, plaintiffs appealed the district court's order dismissing the case to the Seventh Circuit Court of Appeals. Oral argument was held on January 23, 2015. On July 20, 2015, the Seventh Circuit Court of Appeals reversed the district court's ruling and remanded the case to the district court for further proceedings. On August 3, 2015, we filed a petition for rehearing en banc. On September 17, 2015, the Seventh Circuit Court of Appeals denied our petition for rehearing. The district court held a status conference on October 29, 2015 and set a supplemental briefing schedule on the remaining portion of our previously filed motion to dismiss that had not been addressed by the court, and scheduled a status hearing for December 15, 2015. The parties completed supplemental briefing on December 21, 2015. On January 13, 2016, the court denied the Company's motion to dismiss. The parties jointly requested, and the Court granted, an extension of time for filing a responsive pleading, which is currently due on December 28, 2016.

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

Other.  We had no outstanding irrevocable letters of credit at October 29, 2016.  We had approximately $3.6 million in surety bonds at October 29, 2016 relating primarily to merchandise imports and state sales tax and utility requirements.

10.  Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss by component (amounts are recorded net of related income taxes):

(in thousands)	Foreign Currency Translation Adjustments	Unrealized Losses on Financial Instruments	Unfunded Benefit Obligations	Total

Balance, July 30, 2016	$(19,168)	$(9,326)	$(87,347)	$(115,841)
Other comprehensive earnings (loss)	2,496	1,986	(3,871)	611
Amounts reclassified from accumulated other comprehensive loss	—	359	—	359
Balance, October 29, 2016	$(16,672)	$(6,981)	$(91,218)	$(114,871)

The amounts reclassified from accumulated other comprehensive loss are recorded within interest expense on the Condensed Consolidated Statements of Operations.

11.       Stock-Based Awards

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

The number of Co-Invest Options issued upon conversion of pre-Acquisition stock options was equal to the product of (a) the number of shares subject to the applicable pre-Acquisition stock options multiplied by (b) the ratio of the per share merger consideration over the fair market value of a share of Parent, which was approximately 3.1x (the "Exchange Ratio").  The exercise price of each pre-Acquisition stock option was adjusted by dividing the original exercise price of the pre-Acquisition stock option by the Exchange Ratio.  Following the conversion, the exercise prices of the Co-Invest Options range from $180 to $644 per share.  As of the date of the Acquisition, the aggregate intrinsic value of the Co-Invest Options equaled the aggregate intrinsic value of the rolled over pre-Acquisition stock options. The Co-Invest Options are fully vested and are exercisable at any time prior to the applicable expiration dates related to the original grant of the pre-Acquisition options.  The Co-Invest Options contain sale and repurchase provisions.

Non-Qualified Stock Options.  Pursuant to the terms of the incentive plans, Parent granted time-vested and performance-vested non-qualified stock options to certain executive officers, employees and non-employee directors of the Company. These non-qualified stock options will expire no later than the tenth anniversary of the grant date.

Accounting for Stock Options. Prior to an initial public offering ("IPO"), in the event the optionee ceases to be an employee of the Company, Parent generally has the right to repurchase shares issued upon exercise of vested stock options at fair market value and shares underlying vested unexercised stock options for the difference between the fair market value of the underlying share on the date of such optionee's termination of employment and the exercise price. However, other than with respect to the Co-Invest Options, if the optionee voluntarily leaves the Company without good reason (as defined in the incentive plans) or is terminated for cause, the repurchase price is the lesser of the exercise price of such options or the fair value of such awards at the employee termination date. For certain optionees, in the event of the retirement of the optionee, the repurchase price is the fair value at the retirement date. Parent's repurchase rights expire upon completion of an IPO, including with respect to the Co-Invest Options.

We currently account for stock options issued to certain optionees who will become retirement eligible prior to the expiration of their stock options ("Retirement Eligible Optionees") as variable awards using the liability method, as these optionees could receive a cash settlement of their awards at the time of retirement should Parent exercise its repurchase rights with respect to such shares. Under the liability method, we recognize the estimated liability for option awards held by Retirement Eligible Optionees over the vesting periods of such awards. In periods in which the estimated fair value of our equity increases, we increase our stock compensation liability. Conversely, in periods in which the estimated fair value of our equity decreases, we reduce our stock compensation liability. These increases/decreases are recorded as stock compensation expense and are included in selling, general and administrative expenses. With respect to time-vested options held by non-Retirement Eligible Optionees, such options are effectively forfeited should the optionee voluntarily leave the Company without good reason or be terminated for cause prior to an IPO. As a result, we currently record no expense or liability with respect to such options. With respect to performance-vested options, such options are effectively forfeited should the optionee voluntarily leave the Company without good reason or be terminated for cause prior to achievement of the performance condition. As a result, we currently record no expense or liability with respect to such options.

At October 29, 2016, an aggregate of 45,210 Co-Invest Options and time-vested options were held by Retirement Eligible Optionees. The recorded liability with respect to such options was $4.4 million at October 29, 2016, $5.5 million at July 30, 2016 and $17.8 million at October 31, 2015.

The following table sets forth certain summary information with respect to our stock options for the periods indicated.

	Thirteen weeks ended
(in thousands, except number of options and per option price)	October 29, 2016	October 31, 2015

Stock compensation expense	$1,381	$1,953

Stock option grants:
Number of options granted	9,115	—
Weighted average grant date fair value	$158	$—

Stock option exercises:
Number of options exercised	609	—
Weighted average exercise price	$180	$—

In September 2016, the Compensation Committee determined that the exercise prices of certain time-vested and performance-vested stock options were higher than the current fair market value of Parent's common stock. In order to enhance the retentive value of these options, the Compensation Committee approved (1) a repricing of 18,225 time-vested and performance-vested stock options to an exercise price of $1,000 per share and (2) modifications to the performance metrics applicable to all performance-vested stock options.

Restricted Stock. On October 27, 2016, Parent approved grants of 26,954 restricted shares of common stock of Parent to certain executive officers and management employees. Subject to continued employment, shares of restricted stock will vest over three or four years in equal increments on each anniversary of December 1, 2016. Each year beginning in calendar 2017, subject to certain limitations, each recipient will have the ability to require Parent to acquire his or her vested shares (the "put right") during the 14-day period following the release of the Company's earnings in respect of its first fiscal quarter (such period, the "put period") for a purchase price equal to the fair market value of Parent's common stock at the beginning of the put period. Except as described below with respect to our Chief Executive Officer, a recipient will forfeit all unvested shares of restricted stock and may not exercise the put right with respect to any vested shares following the termination of his or her employment for any reason. Following a voluntary departure without good reason or a termination for cause, we have the right to repurchase any vested shares of restricted stock at par value ($0.001 per share).

If our Chief Executive Officer's employment is terminated by Parent without cause, by her for good reason (as defined in her employment agreement) or by reason of the non-renewal of her employment agreement, (i) prior to a change in control of Parent, all unvested shares of restricted stock that would have vested in the 12-month period following the date of such termination of employment will accelerate and vest, and (ii) following a change in control but before an IPO, all unvested shares of restricted stock will accelerate and vest. Upon such termination, our Chief Executive Officer will have the ability to exercise the put right with respect to vested shares in the first put period following termination of employment.

For a more detailed description of our stock-based awards, refer to Note 15 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 30, 2016.

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

13.       Other Expenses

Other expenses consist of the following components:

	Thirteen weeks ended
(in thousands)	October 29, 2016	October 31, 2015

Expenses incurred in connection with strategic growth initiatives	$6,553	$14,376
MyTheresa acquisition costs (benefits)	(615)	2,544
Other expenses	880	178
Total	$6,818	$17,098

We incurred professional fees and other costs in connection with our Organizing for Growth and NMG One strategic growth initiatives aggregating $6.6 million in the first quarter of fiscal year 2017 and $14.4 million in the first quarter of fiscal year 2016. In connection with Organizing for Growth, we eliminated approximately 90 positions on August 18, 2016 and approximately 500 positions on October 1, 2015 across our stores, divisions and facilities. We incurred severance costs of $3.3 million in the first quarter of fiscal year 2017 and $10.2 million in the first quarter of fiscal year 2016.

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. Acquisition costs consisted primarily of professional fees as well as adjustments of our earn-out obligations to estimated fair value at each reporting date.

14.  Condensed Consolidating Financial Information (with respect to NMG's obligations under the Senior Secured Credit Facilities, Cash Pay Notes and PIK Toggle Notes)

All of NMG’s obligations under the Senior Secured Credit Facilities are guaranteed by Holdings and our current and future direct and indirect wholly owned subsidiaries, subject to exceptions as more fully described in Note 5 of the Notes to Condensed Consolidated Financial Statements.  All of NMG's obligations under the Cash Pay Notes and the PIK Toggle Notes are guaranteed by the same entities that guarantee the Senior Secured Credit Facilities, other than Holdings. Currently, the Company’s non-guarantor subsidiaries under the Senior Secured Credit Facilities, Cash Pay Notes and PIK Toggle Notes consist principally of NMG Germany GmbH, through which we conduct the operations of MyTheresa.

The following condensed consolidating financial information represents the financial information of the Company and its non-guarantor subsidiaries under the Senior Secured Credit Facilities, Cash Pay Notes and PIK Toggle Notes prepared on the equity basis of accounting.  The information is presented in accordance with the requirements of Rule 3-10 under the SEC’s Regulation S-X. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the non-guarantor subsidiaries operated as independent entities.

	October 29, 2016
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$32,930	$590	$8,557	$—	$42,077
Merchandise inventories	—	1,075,930	179,537	69,593	—	1,325,060
Other current assets	—	151,961	7,535	3,726	(1,432)	161,790
Total current assets	—	1,260,821	187,662	81,876	(1,432)	1,528,927
Property and equipment, net	—	1,455,501	148,965	3,033	—	1,607,499
Intangible assets, net	—	551,654	2,593,726	73,202	—	3,218,582
Goodwill	—	1,412,146	537,263	125,713	—	2,075,122
Other long-term assets	—	33,111	3,135	—	—	36,246
Intercompany notes receivable	—	199,460	—	—	(199,460)	—
Investments in subsidiaries	922,978	3,398,622	—	—	(4,321,600)	—
Total assets	$922,978	$8,311,315	$3,470,751	$283,824	$(4,522,492)	$8,466,376
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$335,959	$—	$11,328	$—	$347,287
Accrued liabilities	—	357,641	76,906	52,335	(1,432)	485,450
Current portion of long-term debt	—	29,426	—	—	—	29,426
Total current liabilities	—	723,026	76,906	63,663	(1,432)	862,163
Long-term liabilities:
Long-term debt	—	4,772,596	—	—	—	4,772,596
Intercompany notes payable	—	—	—	199,460	(199,460)	—
Deferred income taxes	—	1,269,579	—	11,717	—	1,281,296
Other long-term liabilities	—	623,136	4,207	—	—	627,343
Total long-term liabilities	—	6,665,311	4,207	211,177	(199,460)	6,681,235
Total member equity	922,978	922,978	3,389,638	8,984	(4,321,600)	922,978
Total liabilities and member equity	$922,978	$8,311,315	$3,470,751	$283,824	$(4,522,492)	$8,466,376

	July 30, 2016
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$39,791	$936	$21,116	$—	$61,843
Merchandise inventories	—	917,138	145,518	62,669	—	1,125,325
Other current assets	—	132,434	12,311	4,904	(2,771)	146,878
Total current assets	—	1,089,363	158,765	88,689	(2,771)	1,334,046
Property and equipment, net	—	1,440,968	144,186	2,967	—	1,588,121
Intangible assets, net	—	566,084	2,605,413	73,005	—	3,244,502
Goodwill	—	1,412,146	537,263	123,409	—	2,072,818
Other long-term assets	—	15,153	2,248	—	—	17,401
Intercompany notes receivable	—	196,686	—	—	(196,686)	—
Investments in subsidiaries	943,131	3,341,664	—	—	(4,284,795)	—
Total assets	$943,131	$8,062,064	$3,447,875	$288,070	$(4,484,252)	$8,256,888
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$257,047	$37,082	$23,607	$—	$317,736
Accrued liabilities	—	373,108	70,488	51,821	(2,771)	492,646
Current portion of long-term debt	—	29,426	—	—	—	29,426
Total current liabilities	—	659,581	107,570	75,428	(2,771)	839,808
Long-term liabilities:
Long-term debt	—	4,584,281	—	—	—	4,584,281
Intercompany notes payable	—	—	—	196,686	(196,686)	—
Deferred income taxes	—	1,285,829	—	10,964	—	1,296,793
Other long-term liabilities	—	589,242	3,633	—	—	592,875
Total long-term liabilities	—	6,459,352	3,633	207,650	(196,686)	6,473,949
Total member equity	943,131	943,131	3,336,672	4,992	(4,284,795)	943,131
Total liabilities and member equity	$943,131	$8,062,064	$3,447,875	$288,070	$(4,484,252)	$8,256,888

	October 31, 2015
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$45,514	$966	$12,102	$—	$58,582
Merchandise inventories	—	1,128,592	176,784	45,001	—	1,350,377
Other current assets	—	114,525	12,667	5,973	(3,764)	129,401
Total current assets	—	1,288,631	190,417	63,076	(3,764)	1,538,360
Property and equipment, net	—	1,378,343	124,027	2,020	—	1,504,390
Intangible assets, net	—	610,471	2,881,712	77,467	—	3,569,650
Goodwill	—	1,611,364	537,263	123,944	—	2,272,571
Other long-term assets	—	13,492	1,333	—	—	14,825
Intercompany notes receivable	—	189,841	—	—	(189,841)	—
Investments in subsidiaries	1,403,534	3,593,643	—	—	(4,997,177)	—
Total assets	$1,403,534	$8,685,785	$3,734,752	$266,507	$(5,190,782)	$8,899,796
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$284,815	$30,680	$7,742	$—	$323,237
Accrued liabilities	—	366,676	86,246	48,772	(3,764)	497,930
Current portion of long-term debt	—	29,426	—	—	—	29,426
Total current liabilities	—	680,917	116,926	56,514	(3,764)	850,593
Long-term liabilities:
Long-term debt	—	4,764,337	—	—	—	4,764,337
Intercompany notes payable	—	—	—	189,841	(189,841)	—
Deferred income taxes	—	1,406,852	—	16,521	—	1,423,373
Other long-term liabilities	—	430,145	3,282	24,532	—	457,959
Total long-term liabilities	—	6,601,334	3,282	230,894	(189,841)	6,645,669
Total member equity	1,403,534	1,403,534	3,614,544	(20,901)	(4,997,177)	1,403,534
Total liabilities and member equity	$1,403,534	$8,685,785	$3,734,752	$266,507	$(5,190,782)	$8,899,796

	Thirteen weeks ended October 29, 2016
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$836,605	$185,064	$57,438	$—	$1,079,107
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	544,538	117,109	38,248	—	699,895
Selling, general and administrative expenses (excluding depreciation)	—	225,940	33,756	16,900	—	276,596
Income from credit card program	—	(12,429)	(1,239)	—	—	(13,668)
Depreciation expense	—	52,186	4,420	278	—	56,884
Amortization of intangible assets and favorable lease commitments	—	14,432	11,687	1,158	—	27,277
Other expenses (income)	—	8,123	—	(1,305)	—	6,818
Operating earnings	—	3,815	19,331	2,159	—	25,305
Interest expense, net	—	70,655	—	1,428	—	72,083
Intercompany royalty charges (income)	—	34,004	(34,004)	—	—	—
Foreign currency loss (gain)	—	—	—	(3,064)	3,064	—
Equity in loss (earnings) of subsidiaries	23,513	(56,435)	—	—	32,922	—
Earnings (loss) before income taxes	(23,513)	(44,409)	53,335	3,795	(35,986)	(46,778)
Income tax expense (benefit)	—	(22,687)	—	695	(1,273)	(23,265)
Net earnings (loss)	$(23,513)	$(21,722)	$53,335	$3,100	$(34,713)	$(23,513)
Total other comprehensive earnings (loss), net of tax	970	(1,526)	—	705	821	970
Total comprehensive earnings (loss)	$(22,543)	$(23,248)	$53,335	$3,805	$(33,892)	$(22,543)

	Thirteen weeks ended October 31, 2015
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$920,714	$199,966	$44,220	$—	$1,164,900
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	586,857	121,052	28,165	—	736,074
Selling, general and administrative expenses (excluding depreciation)	—	237,025	34,592	13,725	—	285,342
Income from credit card program	—	(11,886)	(1,401)	—	—	(13,287)
Depreciation expense	—	50,853	4,808	229	—	55,890
Amortization of intangible assets and favorable lease commitments	—	15,467	12,216	1,282	—	28,965
Other expenses	—	14,586	—	2,512	—	17,098
Operating earnings (loss)	—	27,812	28,699	(1,693)	—	54,818
Interest expense, net	—	67,677	—	4,008	—	71,685
Intercompany royalty charges (income)	—	34,823	(34,823)	—	—	—
Foreign currency loss (gain)	—	—	—	(195)	195	—
Equity in loss (earnings) of subsidiaries	10,538	(58,200)	—	—	47,662	—
Earnings (loss) before income taxes	(10,538)	(16,488)	63,522	(5,506)	(47,857)	(16,867)
Income tax benefit	—	(6,090)	—	(184)	(55)	(6,329)
Net earnings (loss)	$(10,538)	$(10,398)	$63,522	$(5,322)	$(47,802)	$(10,538)
Total other comprehensive earnings (loss), net of tax	328	212	—	(24)	(188)	328
Total comprehensive earnings (loss)	$(10,210)	$(10,186)	$63,522	$(5,346)	$(47,990)	$(10,210)

	Thirteen weeks ended October 29, 2016
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$(23,513)	$(21,722)	$53,335	$3,100	$(34,713)	$(23,513)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	72,761	16,107	1,436	—	90,304
Deferred income taxes	—	(16,539)	—	543	—	(15,996)
Other	—	(519)	(217)	(2,957)	1,791	(1,902)
Intercompany royalty income payable (receivable)	—	34,004	(34,004)	—	—	—
Equity in loss (earnings) of subsidiaries	23,513	(56,435)	—	—	32,922	—
Changes in operating assets and liabilities, net	—	(141,975)	(24,060)	(14,669)	—	(180,704)
Net cash provided by (used for) operating activities	—	(130,425)	11,161	(12,547)	—	(131,811)
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	—	(53,639)	(11,507)	(287)	—	(65,433)
Net cash used for investing activities	—	(53,639)	(11,507)	(287)	—	(65,433)
CASH FLOWS - FINANCING ACTIVITIES
Borrowings under Asset-Based Revolving Credit Facility	—	270,000	—	—	—	270,000
Repayment of borrowings	—	(87,357)	—	—	—	(87,357)
Debt issuance costs paid	—	(5,440)	—	—	—	(5,440)
Net cash provided by financing activities	—	177,203	—	—	—	177,203
Effect of exchange rate changes on cash and cash equivalents	—	—	—	275	—	275
CASH AND CASH EQUIVALENTS
Decrease during the period	—	(6,861)	(346)	(12,559)	—	(19,766)
Beginning balance	—	39,791	936	21,116	—	61,843
Ending balance	$—	$32,930	$590	$8,557	$—	$42,077

	Thirteen weeks ended October 31, 2015
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$(10,538)	$(10,398)	$63,522	$(5,322)	$(47,802)	$(10,538)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	72,463	17,024	1,511	—	90,998
Deferred income taxes	—	(16,904)	—	(297)	—	(17,201)
Other	—	(2,084)	(11)	6,327	140	4,372
Intercompany royalty income payable (receivable)	—	34,823	(34,823)	—	—	—
Equity in loss (earnings) of subsidiaries	10,538	(58,200)	—	—	47,662	—
Changes in operating assets and liabilities, net	—	(128,536)	(32,612)	(48,490)	—	(209,638)
Net cash provided by (used for) operating activities	—	(108,836)	13,100	(46,271)	—	(142,007)
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	—	(61,997)	(12,840)	(113)	—	(74,950)
Net cash used for investing activities	—	(61,997)	(12,840)	(113)	—	(74,950)
CASH FLOWS - FINANCING ACTIVITIES
Borrowings under Asset-Based Revolving Credit Facility	—	250,000	—	—	—	250,000
Repayment of borrowings	—	(47,356)	—	—	—	(47,356)
Intercompany notes payable (receivable)	—	(39,459)	—	39,459	—	—
Net cash provided by financing activities	—	163,185	—	39,459	—	202,644
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(79)	—	(79)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	(7,648)	260	(7,004)	—	(14,392)
Beginning balance	—	53,162	706	19,106	—	72,974
Ending balance	$—	$45,514	$966	$12,102	$—	$58,582

15.  Condensed Consolidating Financial Information (with respect to NMG's obligations under the 2028 Debentures)

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

	October 29, 2016
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$32,930	$9,147	$—	$42,077
Merchandise inventories	—	1,075,930	249,130	—	1,325,060
Other current assets	—	151,961	11,261	(1,432)	161,790
Total current assets	—	1,260,821	269,538	(1,432)	1,528,927
Property and equipment, net	—	1,455,501	151,998	—	1,607,499
Intangible assets, net	—	551,654	2,666,928	—	3,218,582
Goodwill	—	1,412,146	662,976	—	2,075,122
Other long-term assets	—	33,111	3,135	—	36,246
Intercompany notes receivable	—	199,460	—	(199,460)	—
Investments in subsidiaries	922,978	3,398,622	—	(4,321,600)	—
Total assets	$922,978	$8,311,315	$3,754,575	$(4,522,492)	$8,466,376
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$335,959	$11,328	$—	$347,287
Accrued liabilities	—	357,641	129,241	(1,432)	485,450
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	723,026	140,569	(1,432)	862,163
Long-term liabilities:
Long-term debt	—	4,772,596	—	—	4,772,596
Intercompany notes payable	—	—	199,460	(199,460)	—
Deferred income taxes	—	1,269,579	11,717	—	1,281,296
Other long-term liabilities	—	623,136	4,207	—	627,343
Total long-term liabilities	—	6,665,311	215,384	(199,460)	6,681,235
Total member equity	922,978	922,978	3,398,622	(4,321,600)	922,978
Total liabilities and member equity	$922,978	$8,311,315	$3,754,575	$(4,522,492)	$8,466,376

	July 30, 2016
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$39,791	$22,052	$—	$61,843
Merchandise inventories	—	917,138	208,187	—	1,125,325
Other current assets	—	132,434	17,215	(2,771)	146,878
Total current assets	—	1,089,363	247,454	(2,771)	1,334,046
Property and equipment, net	—	1,440,968	147,153	—	1,588,121
Intangible assets, net	—	566,084	2,678,418	—	3,244,502
Goodwill	—	1,412,146	660,672	—	2,072,818
Other long-term assets	—	15,153	2,248	—	17,401
Intercompany notes receivable	—	196,686	—	(196,686)	—
Investments in subsidiaries	943,131	3,341,664	—	(4,284,795)	—
Total assets	$943,131	$8,062,064	$3,735,945	$(4,484,252)	$8,256,888
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$257,047	$60,689	$—	$317,736
Accrued liabilities	—	373,108	122,309	(2,771)	492,646
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	659,581	182,998	(2,771)	839,808
Long-term liabilities:
Long-term debt	—	4,584,281	—	—	4,584,281
Intercompany notes payable	—	—	196,686	(196,686)	—
Deferred income taxes	—	1,285,829	10,964	—	1,296,793
Other long-term liabilities	—	589,242	3,633	—	592,875
Total long-term liabilities	—	6,459,352	211,283	(196,686)	6,473,949
Total member equity	943,131	943,131	3,341,664	(4,284,795)	943,131
Total liabilities and member equity	$943,131	$8,062,064	$3,735,945	$(4,484,252)	$8,256,888

	October 31, 2015
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$45,514	$13,068	$—	$58,582
Merchandise inventories	—	1,128,592	221,785	—	1,350,377
Other current assets	—	114,525	18,640	(3,764)	129,401
Total current assets	—	1,288,631	253,493	(3,764)	1,538,360
Property and equipment, net	—	1,378,343	126,047	—	1,504,390
Intangible assets, net	—	610,471	2,959,179	—	3,569,650
Goodwill	—	1,611,364	661,207	—	2,272,571
Other long-term assets	—	13,492	1,333	—	14,825
Intercompany notes receivable	—	189,841	—	(189,841)	—
Investments in subsidiaries	1,403,534	3,593,643	—	(4,997,177)	—
Total assets	$1,403,534	$8,685,785	$4,001,259	$(5,190,782)	$8,899,796
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$284,815	$38,422	$—	$323,237
Accrued liabilities	—	366,676	135,018	(3,764)	497,930
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	680,917	173,440	(3,764)	850,593
Long-term liabilities:
Long-term debt	—	4,764,337	—	—	4,764,337
Intercompany notes payable	—	—	189,841	(189,841)	—
Deferred income taxes	—	1,406,852	16,521	—	1,423,373
Other long-term liabilities	—	430,145	27,814	—	457,959
Total long-term liabilities	—	6,601,334	234,176	(189,841)	6,645,669
Total member equity	1,403,534	1,403,534	3,593,643	(4,997,177)	1,403,534
Total liabilities and member equity	$1,403,534	$8,685,785	$4,001,259	$(5,190,782)	$8,899,796

	Thirteen weeks ended October 29, 2016
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$836,605	$242,502	$—	$1,079,107
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	544,538	155,357	—	699,895
Selling, general and administrative expenses (excluding depreciation)	—	225,940	50,656	—	276,596
Income from credit card program	—	(12,429)	(1,239)	—	(13,668)
Depreciation expense	—	52,186	4,698	—	56,884
Amortization of intangible assets and favorable lease commitments	—	14,432	12,845	—	27,277
Other expenses (income)	—	8,123	(1,305)	—	6,818
Operating earnings	—	3,815	21,490	—	25,305
Interest expense, net	—	70,655	1,428	—	72,083
Intercompany royalty charges (income)	—	34,004	(34,004)	—	—
Foreign currency loss (gain)	—	—	(3,064)	3,064	—
Equity in loss (earnings) of subsidiaries	23,513	(56,435)	—	32,922	—
Earnings (loss) before income taxes	(23,513)	(44,409)	57,130	(35,986)	(46,778)
Income tax expense (benefit)	—	(22,687)	695	(1,273)	(23,265)
Net earnings (loss)	$(23,513)	$(21,722)	$56,435	$(34,713)	$(23,513)
Total other comprehensive earnings (loss), net of tax	970	(1,526)	705	821	970
Total comprehensive earnings (loss)	$(22,543)	$(23,248)	$57,140	$(33,892)	$(22,543)

	Thirteen weeks ended October 31, 2015
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$920,714	$244,186	$—	$1,164,900
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	586,857	149,217	—	736,074
Selling, general and administrative expenses (excluding depreciation)	—	237,025	48,317	—	285,342
Income from credit card program	—	(11,886)	(1,401)	—	(13,287)
Depreciation expense	—	50,853	5,037	—	55,890
Amortization of intangible assets and favorable lease commitments	—	15,467	13,498	—	28,965
Other expenses	—	14,586	2,512	—	17,098
Operating earnings	—	27,812	27,006	—	54,818
Interest expense, net	—	67,677	4,008	—	71,685
Intercompany royalty charges (income)	—	34,823	(34,823)	—	—
Foreign currency loss (gain)	—	—	(195)	195	—
Equity in loss (earnings) of subsidiaries	10,538	(58,200)	—	47,662	—
Earnings (loss) before income taxes	(10,538)	(16,488)	58,016	(47,857)	(16,867)
Income tax benefit	—	(6,090)	(184)	(55)	(6,329)
Net earnings (loss)	$(10,538)	$(10,398)	$58,200	$(47,802)	$(10,538)
Total other comprehensive earnings (loss), net of tax	328	212	(24)	(188)	328
Total comprehensive earnings (loss)	$(10,210)	$(10,186)	$58,176	$(47,990)	$(10,210)

	Thirteen weeks ended October 29, 2016
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$(23,513)	$(21,722)	$56,435	$(34,713)	$(23,513)
Adjustments to reconcile net earnings (loss) to net cash used for operating activities:
Depreciation and amortization expense	—	72,761	17,543	—	90,304
Deferred income taxes	—	(16,539)	543	—	(15,996)
Other	—	(519)	(3,174)	1,791	(1,902)
Intercompany royalty income payable (receivable)	—	34,004	(34,004)	—	—
Equity in loss (earnings) of subsidiaries	23,513	(56,435)	—	32,922	—
Changes in operating assets and liabilities, net	—	(141,975)	(38,729)	—	(180,704)
Net cash used for operating activities	—	(130,425)	(1,386)	—	(131,811)
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(53,639)	(11,794)	—	(65,433)
Net cash used for investing activities	—	(53,639)	(11,794)	—	(65,433)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Asset-Based Revolving Credit Facility	—	270,000	—	—	270,000
Repayment of borrowings	—	(87,357)	—	—	(87,357)
Debt issuance costs paid	—	(5,440)	—	—	(5,440)
Net cash provided by financing activities	—	177,203	—	—	177,203
Effect of exchange rate changes on cash and cash equivalents	—	—	275	—	275
CASH AND CASH EQUIVALENTS
Decrease during the period	—	(6,861)	(12,905)	—	(19,766)
Beginning balance	—	39,791	22,052	—	61,843
Ending balance	$—	$32,930	$9,147	$—	$42,077

	Thirteen weeks ended October 31, 2015
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$(10,538)	$(10,398)	$58,200	$(47,802)	$(10,538)
Adjustments to reconcile net earnings (loss) to net cash used for operating activities:
Depreciation and amortization expense	—	72,463	18,535	—	90,998
Deferred income taxes	—	(16,904)	(297)	—	(17,201)
Other	—	(2,084)	6,316	140	4,372
Intercompany royalty income payable (receivable)	—	34,823	(34,823)	—	—
Equity in loss (earnings) of subsidiaries	10,538	(58,200)	—	47,662	—
Changes in operating assets and liabilities, net	—	(128,536)	(81,102)	—	(209,638)
Net cash used for operating activities	—	(108,836)	(33,171)	—	(142,007)
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(61,997)	(12,953)	—	(74,950)
Net cash used for investing activities	—	(61,997)	(12,953)	—	(74,950)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Asset-Based Revolving Credit Facility	—	250,000	—	—	250,000
Repayment of borrowings	—	(47,356)	—	—	(47,356)
Intercompany notes payable (receivable)	—	(39,459)	39,459	—	—
Net cash provided by financing activities	—	163,185	39,459	—	202,644
Effect of exchange rate changes on cash and cash equivalents	—	—	(79)	—	(79)
CASH AND CASH EQUIVALENTS
Decrease during the period	—	(7,648)	(6,744)	—	(14,392)
Beginning balance	—	53,162	19,812	—	72,974
Ending balance	$—	$45,514	$13,068	$—	$58,582

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 30, 2016.  Unless otherwise specified, the meanings of all defined terms in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") are consistent with the meanings of such terms as defined in the Notes to Condensed Consolidated Financial Statements.

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

•
a material disruption in our information systems, or delays or difficulties in implementing or integrating new systems or enhancing or expanding current systems, or our failure to achieve the anticipated benefits of any new or updated information systems, which could adversely affect our business or results of operations;

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

•
other risks, uncertainties and factors set forth in Part II – Item 1A "Risk Factors" in this report or in Part I - Item 1A "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended July 30, 2016 as filed with the Securities and Exchange Commission on September 26, 2016.

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

Overview

The Company is a subsidiary of Neiman Marcus Group, Inc., a Delaware corporation ("Parent"), which is owned by entities affiliated with Ares Management, L.P. and Canada Pension Plan Investment Board (together, the "Sponsors") and certain co-investors.  The Company’s operations are conducted through its direct wholly owned subsidiary, The Neiman Marcus Group LLC ("NMG").  The Sponsors acquired the Company on October 25, 2013 (the "Acquisition").  References made to "we," "our" and "us" are used to refer to the Company or collectively to the Company and its subsidiaries, as appropriate to the context.

We are a luxury retailer conducting operations principally under the Neiman Marcus, Bergdorf Goodman, Last Call and MyTheresa brand names. We conduct our specialty retail store and online operations on an omni-channel basis. As our store and online operations have similar economic characteristics, products, services and customers, our operations constitute a single omni-channel reportable segment.

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  All references to (i) the first quarter of fiscal year 2017 relate to the thirteen weeks ended October 29, 2016 and (ii) the first quarter of fiscal year 2016 relate to the thirteen weeks ended October 31, 2015.

Certain amounts presented in tables are subject to rounding adjustments and, as a result, the totals in such tables may not sum.

Strategic Growth Initiatives

We are investing in strategies to grow our revenues and profits. In October 2014, we acquired MyTheresa to expand our international footprint. Additional strategies we are pursuing include:

•
capital investments to remodel our existing stores as well as to open new stores in select markets such as Fort Worth, Texas (currently scheduled to open in February 2017) and New York City (currently scheduled to open in fiscal year 2019);

•	investments in technology to enhance the customer shopping experiences in both our online and store operations; and

•
re-engineering our costs to optimize our resources and organizational processes through a comprehensive review project we refer to as Organizing for Growth. In connection with Organizing for Growth, we eliminated approximately 90 positions in the first quarter of fiscal year 2017 and approximately 500 positions in the first quarter of fiscal year 2016 across our stores, divisions and facilities.

In the first quarter of fiscal year 2017, we launched NMG One, an integrated merchandising and distribution system designed to enable us to purchase, share, manage and sell our inventories across our omni-channel more efficiently. The implementation of NMG One is significant in scale and complexity, and we have experienced various issues with respect to the functionality and capabilities of certain portions of the new system. These issues primarily related to the processing of inventory receipts at our distribution centers, the transfers of inventories to our stores and the presentation of inventories on our websites. These issues prevented us from fulfilling certain customer demand in both our stores and websites that we estimate resulted in approximately $30 to $35 million of unrealized revenue. We also incurred additional expenses in amounts that we believe are not material to allocate resources to address these issues. The implementation of NMG One, as well as the identification and the remediation of the issues experienced to date, is ongoing. We expect that these issues will continue to affect our revenues and operating results in the second quarter of fiscal year 2017, though we believe to a lesser extent than in the first quarter.

Summary of Results of Operations

A summary of our results of operations is as follows:

•
Revenues — Our revenues for the first quarter of fiscal year 2017 were $1,079.1 million, a decrease of 7.4% compared to the first quarter of fiscal year 2016. Comparable revenues for the first quarter of fiscal year 2017 decreased 8.0% compared to the first quarter of fiscal year 2016. In the first quarter of fiscal year 2017, revenues generated by our online operations were $315.4 million, or 29.2% of consolidated revenues. Comparable revenues from our online operations for the first quarter of fiscal year 2017 were flat from the first quarter of the prior year.

We believe the lower levels of revenues in the first quarter of fiscal year 2017 compared to the corresponding period of fiscal year 2016 were impacted by a number of factors, including:

•	uncertainty and volatility in domestic and global economic conditions;

•	the strength of the U.S. dollar against international currencies, most notably the Euro and British pound, and a resulting decrease in tourism and spending by international customers;

•	the continued low global prices of crude oil and the resulting impact on stakeholders in the oil and gas industries, particularly in the Texas markets in which we have a significant presence; and

•	implementation and conversion issues with respect to NMG One, which prevented us from fulfilling certain customer demand both in our stores and websites.

•
Cost of goods sold including buying and occupancy costs (excluding depreciation) ("COGS") — Compared to the corresponding period of the prior year, COGS as a percentage of revenues increased 170 basis points in the first quarter of fiscal year 2017. The increase in COGS, as a percentage of revenues, was attributable primarily to:

•
decreased product margins due primarily to (1) a shift of certain markdowns in connection with routine promotional events into the first quarter of fiscal year 2017 and (2) higher markdowns and promotional costs incurred on lower than expected revenues; and

•	the deleveraging of buying and occupancy costs.

At October 29, 2016, consolidated inventories totaled $1,325.1 million, a 1.9% decrease from October 31, 2015.  We have and will continue to work aggressively to align our inventory levels and purchases with anticipated future customer demand.

•
Selling, general and administrative expenses (excluding depreciation) ("SG&A") — SG&A as a percentage of revenues increased 110 basis points in the first quarter of fiscal year 2017 compared to the corresponding period of the prior year. The higher levels of SG&A expenses, as a percentage of revenues, reflect primarily:

•	the deleveraging of a significant portion of our SG&A expenses, primarily payroll, incentive compensation and benefits; and

•
higher levels of expenses incurred in connection with our strategic initiatives, including investments in technology, costs related to the opening of new stores, the remodeling of existing stores and the growth of our international revenues through MyTheresa; partially offset by

•	a lower level of marketing costs.

Liquidity — Net cash used for our operating activities was $131.8 million in the first quarter of fiscal year 2017 compared to $142.0 million in the first quarter of fiscal 2016.  We held cash balances of $42.1 million at October 29, 2016 compared to $58.6 million at October 31, 2015.  At October 29, 2016, we had $355.0 million of borrowings outstanding under the Asset-Based Revolving Credit Facility, no outstanding letters of credit and $455.0 million of unused borrowing availability. We believe that cash generated from our operations along with our existing cash balances and available sources of financing will enable us to meet our anticipated cash obligations during the next 12 months.

Outlook — Economic conditions in the luxury retail industry have been and will continue to be impacted by a number of factors, including the rate of economic growth, uncertainty and volatility in domestic and global economic conditions, fluctuations in the exchange rate of the U.S. dollar against international currencies, most notably the Euro and British pound, fluctuations in crude oil and fuel prices, uncertainty regarding governmental spending and tax policies and overall consumer confidence. We believe such factors are currently negatively impacting our operations and may continue to have an adverse impact on our future results of operations. As a result, we intend to operate our business in a way that balances these economic conditions and current business trends with our long-term initiatives and growth strategies.

Results of Operations

Performance Summary

The following table sets forth certain items expressed as percentages of revenues for the periods indicated.

	Thirteen weeks ended
	October 29, 2016	October 31, 2015

Revenues	100.0%	100.0%
Cost of goods sold including buying and occupancy costs (excluding depreciation)	64.9	63.2
Selling, general and administrative expenses (excluding depreciation)	25.6	24.5
Income from credit card program	(1.3)	(1.1)
Depreciation expense	5.3	4.8
Amortization of intangible assets	1.3	1.3
Amortization of favorable lease commitments	1.3	1.2
Other expenses	0.6	1.5
Operating earnings	2.3	4.7
Interest expense, net	6.7	6.2
Loss before income taxes	(4.3)	(1.4)
Income tax benefit	(2.2)	(0.5)
Net loss	(2.2)%	(0.9)%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

	Thirteen weeks ended
(dollars in millions, except sales per square foot and store count)	October 29, 2016	October 31, 2015

Change in comparable revenues (1)
Total revenues	(8.0)%	(5.6)%
Online revenues	—%	3.3%

Store count
Neiman Marcus and Bergdorf Goodman full-line stores open at end of period	44	43
Last Call stores open at end of period	42	43

Sales per square foot (2)	$118	$133
Percentage of revenues transacted online	29.2%	27.1%

Capital expenditures (3)	$65.4	$75.0
Depreciation expense	56.9	55.9
Rent expense and related occupancy costs	27.0	28.5

Non-GAAP financial measures
EBITDA (4)	$109.5	$139.7
Adjusted EBITDA (4)	$122.9	$164.3

(1)
Comparable revenues include (i) revenues derived from our retail stores open for more than fifty-two weeks, including stores that have been relocated or expanded, and (ii) revenues from our online operations.  Comparable revenues exclude revenues of closed stores, including our Last Call store in Primm, Nevada, which we closed in January 2016. As MyTheresa was acquired in October 2014, comparable revenues for the first quarter of fiscal year 2016 exclude revenues from MyTheresa. Comparable revenues for fiscal year 2016 include revenues from MyTheresa beginning in the second quarter of fiscal year 2016.

(2)
Sales per square foot are calculated as revenues of our Neiman Marcus and Bergdorf Goodman full-line stores for the applicable period divided by weighted average square footage.  Weighted average square footage includes a percentage of period-end square footage for new and closed stores equal to the percentage of the period during which they were open.

(3)
Amounts represent gross capital expenditures and exclude developer contributions of $7.7 million for the thirteen weeks ended October 29, 2016 and $10.6 million for the thirteen weeks ended October 31, 2015.

(4)	For an explanation of EBITDA and Adjusted EBITDA as measures of our operating performance and a reconciliation to net loss, see “— Non-GAAP Financial Measures.”

Key Factors Affecting Our Results

Revenues.  We generate our revenues from the sale of luxury merchandise.  Components of our revenues include:

•
Sales of merchandise — Revenues are recognized at the later of the point-of-sale or the delivery of goods to the customer.  Revenues are reduced when our customers return goods previously purchased.  We maintain reserves for anticipated sales returns based primarily on our historical trends.  Revenues exclude sales taxes collected from our customers.

•	Delivery and processing — We generate revenues from delivery and processing charges related to certain merchandise deliveries to our customers.

Our revenues can be affected by the following factors:

•
general domestic and global economic and industry conditions, including inflation, deflation, changes related to interest rates and foreign currency exchange rates, rates of economic growth, current and expected unemployment levels and government fiscal and monetary policies;

•	the performance of the financial, equity and credit markets;

•	consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt and consumer behaviors towards incurring and paying debt;

•	national and global geo-political uncertainty;

•	the strength of the U.S. dollar against international currencies, most notably the Euro and British pound, and a resulting decrease in tourism and spending by international customers;

•	continued low global prices of crude oil and the resulting impact on stakeholders in the oil and gas industries, particularly in the Texas markets in which we have a significant presence;

•	changes in prices for commodities and energy, including fuel;

•	current and expected tax rates and policies;

•	changes in the level of consumer spending generally and, specifically, on luxury goods;

•	our ability to anticipate, identify and respond effectively to changing consumer demands, fashion trends and consumer shopping preferences and acquire goods meeting customers’ tastes and preferences;

•	changes in the level of full-price sales;

•	changes in the level and timing of promotional events conducted;

•	changes in the level of delivery and processing revenues collected from our customers;

•
a material disruption in our information systems, or delays or difficulties in implementing or integrating new systems or enhancing or expanding current systems, or our failure to achieve the anticipated benefits of any new or updated information systems;

•	changes in the composition and the rate of growth of our sales transacted in store and online.

In addition, our revenues are seasonal, as discussed below under “Seasonality.”

Cost of Goods Sold Including Buying and Occupancy Costs (Excluding Depreciation).  COGS consists of the following components:

•
Inventory costs — We utilize the retail inventory method of accounting.  Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio, for various groupings of similar items, to the retail value of our inventories.  The cost of the inventory reflected in the Condensed Consolidated Financial Statements is decreased by charges to cost of goods sold at average cost and the retail value of the inventory is lowered through the use of markdowns.  Earnings are negatively impacted when merchandise is marked down.  With the introduction of new fashions in the first and third fiscal quarters of each fiscal year and our emphasis on full-price selling in these quarters, a lower level of markdowns and higher margins are characteristic of these quarters.

•	Buying costs — Buying costs consist primarily of salaries and expenses incurred by our merchandising and buying operations.

•
Occupancy costs — Occupancy costs consist primarily of rent, property taxes and operating costs of our retail, distribution and support facilities.  A significant portion of our buying and occupancy costs are fixed in nature and are not dependent on the revenues we generate.

•
Delivery and processing costs — Delivery and processing costs consist primarily of delivery charges we pay to third party carriers and other costs related to the fulfillment of customer orders not delivered at the point-of-sale.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise.  These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor.  Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise.  These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold.  We received vendor allowances of $1.2 million, or 0.1% of revenues, in the first quarter of fiscal year 2017 and $4.7 million, or 0.4% of revenues, in the first quarter of fiscal year 2016. The amounts of vendor allowances we receive fluctuate based partially on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during the first quarter of fiscal year 2017 and 2016.

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

Advertising costs consist primarily of (i) online marketing costs, (ii) advertising costs incurred related to the production of the photographic content for our websites and (iii) costs incurred related to the production, printing and distribution of our print catalogs and other promotional materials mailed to our customers.  We receive advertising allowances from certain of our merchandise vendors.  Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media and digital media.  Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned.  Advertising allowances were approximately $18.4 million, or 1.7% of revenues, in the first quarter of fiscal year 2017 and $21.3 million, or 1.8% of revenues, in the first quarter of fiscal year 2016.

We also receive allowances from certain merchandise vendors in connection with compensation programs for employees who sell the vendor’s merchandise.  These allowances are netted against the related compensation expenses that we incur.  Amounts received from vendors related to compensation programs were $16.5 million, or 1.5% of revenues, in the first quarter of fiscal year 2017 and $18.1 million, or 1.6% of revenues, in the first quarter of fiscal year 2016.

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

Impairment of Indefinite-lived Intangible Assets, Goodwill and Long-lived Assets. We assess the recoverability of the carrying values of indefinite-lived intangible assets and goodwill as well as our store assets, consisting of property and equipment, customer lists and favorable lease commitments annually in the fourth quarter of each fiscal year and upon the occurrence of certain events. During fiscal year 2016, we experienced declines in our operating results and we believe our operating results were adversely impacted by a number of factors including, among other things:

•	volatility in domestic and global economic conditions;

•	national and global geo-political uncertainty;

•	the strength of the U.S. dollar against international currencies, most notably the Euro and British pound, and a resulting decrease in tourism and spending by international customers; and

•	continued low global prices of crude oil and the resulting impact on stakeholders in the oil and gas industries, particularly in the Texas markets in which we have a significant presence.

Based upon our assessment of economic conditions, our expectations of future business conditions and trends and our projected revenues, earnings and cash flows in the fourth quarter of fiscal year 2016, we determined that impairment charges were required to state certain of our intangible and long-lived assets, primarily related to our Neiman Marcus brand, to their estimated fair value. Accordingly, we recorded impairment charges in the fourth quarter of fiscal year 2016 of $466.2 million.

In the first quarter of fiscal year 2017, our revenues and earnings have declined compared to the first quarter of last year as a result of current economic conditions. In response to these trends, we continue to undertake initiatives to help drive revenues and streamline business activities and will continue to closely monitor our financial condition and results of operations. However, there is a risk that we may continue to experience challenging economic conditions and operating pressures, which in turn could increase the risk of additional impairment charges in future periods.

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

Results of Operations for the Thirteen Weeks Ended October 29, 2016 Compared to the Thirteen Weeks Ended October 31, 2015

Revenues.  Our revenues for the first quarter of fiscal year 2017 of $1,079.1 million decreased by $85.8 million, or 7.4%, from $1,164.9 million in the first quarter of fiscal year 2016. Changes in comparable revenues for our last five fiscal quarters were:

Fiscal year 2017
First quarter	(8.0)%

Fiscal year 2016
First quarter	(5.6)
Second quarter	(2.4)
Third quarter	(5.0)
Fourth quarter	(4.1)

In the last five quarters ended October 29, 2016, we generated negative comparable revenue increases. We believe the lower levels of revenues in the first quarter of fiscal year 2017 compared to the corresponding period of fiscal year 2016 were impacted by a number of factors, including:

•	uncertainty and volatility in domestic and global economic conditions;

•	the strength of the U.S. dollar against international currencies, most notably the Euro and British pound, and a resulting decrease in tourism and spending by international customers;

•	continued low global prices of crude oil and the resulting impact on stakeholders in the oil and gas industries, particularly in the Texas markets in which we have a significant presence; and

•	implementation and conversion issues with respect to NMG One, which prevented us from fulfilling certain customer demand both in our stores and websites.

Revenues generated by our online operations were $315.4 million, or 29.2% of consolidated revenues. Comparable revenues from our online operations for the first quarter of fiscal year 2017 were flat from the first quarter of the prior year.

Cost of Goods Sold Including Buying and Occupancy Costs (Excluding Depreciation). COGS increased to 64.9% of revenues in the first quarter of fiscal year 2017 from 63.2% of revenues in the first quarter of fiscal year 2016. Compared to the prior year, COGS as a percentage of revenues increased by 170 basis points due primarily to:

•	decreased product margins of approximately 130 basis points due primarily to:

•
a shift of certain markdowns of approximately 70 basis points in connection with routine promotional events into the first quarter of fiscal year 2017. In the prior year, these promotional events occurred in the second quarter; and

•	higher markdowns and promotional costs of approximately 60 basis points incurred on lower than expected revenues; and

•	the deleveraging of buying and occupancy costs of approximately 40 basis points.

Selling, General and Administrative Expenses (Excluding Depreciation).  SG&A expenses as a percentage of revenues increased to 25.6% of revenues in the first quarter of fiscal year 2017 compared to 24.5% of revenues in the first quarter of fiscal year 2016.  SG&A expenses as a percentage of revenues increased by 110 basis points in the first quarter of fiscal year 2017 due primarily to:

•	the deleveraging of a significant portion of our SG&A expenses, primarily payroll, incentive compensation and benefits, of approximately 80 basis points on the lower level of revenues; and

•
higher levels of expenses of approximately 50 basis points incurred in connection with our strategic initiatives, including investments in technology, costs related to the opening of new stores, the remodeling of existing stores and the growth of our international revenues through MyTheresa; partially offset by

•	a lower level of marketing costs of approximately 20 basis points, related primarily to our online operations.
Income From Credit Card Program.  Income from our credit card program was $13.7 million, or 1.3% of revenues, in the first quarter of fiscal year 2017 compared to $13.3 million, or 1.1% of revenues, in the first quarter of fiscal year 2016. Compared to the prior year, income from our credit card program as a percentage of revenues increased by 20 basis points due primarily to an increase in the overall profitability of the credit card portfolio.

Depreciation and Amortization Expenses.  Depreciation expense was $56.9 million, or 5.3% of revenues, in the first quarter of fiscal year 2017 compared to $55.9 million, or 4.8% of revenues, in the first quarter of fiscal year 2016. The increase in depreciation expense in the first quarter of fiscal year 2017 compared to the first quarter of the prior fiscal year was driven by a higher level of capital spending since the Acquisition related to new stores, store remodels and omni-channel initiatives.

Amortization of intangible assets (primarily customer lists and favorable lease commitments) was $27.3 million, or 2.5% of revenues, in the first quarter of fiscal year 2017 compared to $29.0 million, or 2.5% of revenues, in the first quarter of fiscal year 2016.

Other Expenses.  Other expenses for the first quarter of fiscal year 2017 were $6.8 million, or 0.6% of revenues, compared to $17.1 million, or 1.5% of revenues, in the first quarter of fiscal year 2016. Other expenses consisted of the following components:

	Thirteen weeks ended
(in millions)	October 29, 2016	October 31, 2015

Expenses incurred in connection with strategic growth initiatives	$6.6	$14.4
MyTheresa acquisition costs (benefits)	(0.6)	2.5
Other expenses	0.9	0.2
Total	$6.8	$17.1

We incurred professional fees and other costs in connection with our Organizing for Growth and NMG One strategic growth initiatives aggregating $6.6 million in the first quarter of fiscal year 2017 and $14.4 million in the first quarter of fiscal year 2016. In connection with Organizing for Growth, we eliminated approximately 90 positions on August 18, 2016 and approximately 500 positions on October 1, 2015 across our stores, divisions and facilities. We incurred severance costs of $3.3 million in the first quarter of fiscal year 2017 and $10.2 million in the first quarter of fiscal year 2016.

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. Acquisition costs consisted primarily of professional fees as well as adjustments of our earn-out obligations to estimated fair value at each reporting date.

Interest Expense, net.  Net interest expense was $72.1 million in the first quarter of fiscal year 2017 and $71.7 million for the first quarter of fiscal year 2016. The significant components of interest expense are as follows:

	Thirteen weeks ended
(in millions)	October 29, 2016	October 31, 2015

Asset-Based Revolving Credit Facility	$1.2	$0.9
Senior Secured Term Loan Facility	30.9	31.2
Cash Pay Notes	19.2	19.2
PIK Toggle Notes	13.1	13.1
2028 Debentures	2.2	2.2
Amortization of debt issue costs	6.1	6.1
Capitalized interest	(1.7)	(1.6)
Other, net	1.0	0.6
Interest expense, net	$72.1	$71.7

Income Tax Benefit.  Our effective income tax rate was 49.7% for the first quarter of fiscal year 2017 and 37.5% for the first quarter of fiscal year 2016. Our effective income tax rate for the first quarter of fiscal year 2017 exceeded the federal statutory tax rate of 35% due primarily to:

•	state income taxes;

•	the non-deductible portion of transaction and other costs incurred in connection with the MyTheresa acquisition; and

•	the benefit associated with the release of certain tax reserves for settled tax matters.

Our effective income tax rate for the first quarter of fiscal year 2016 exceeded the federal statutory tax rate due primarily to:

•	state income taxes; and

•	the non-deductible portion of transaction and other costs incurred in connection with the MyTheresa acquisition.

We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions.  The Internal Revenue Service is currently finalizing its audits of our fiscal year 2012 and short-year 2013 (prior to the Acquisition) federal income tax returns.  With respect to state, local and foreign jurisdictions, with limited exceptions, we are no longer subject to income tax audits for fiscal years before 2011.  We believe our recorded tax liabilities as of October 29, 2016 are sufficient to cover any potential assessments to be made by the IRS or other taxing authorities upon the final completion of their examinations and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that adjustments to the amounts of our unrecognized tax benefits could occur within the next 12 months as a result of settlements with tax authorities or expiration of statutes of limitations.  At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

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

In calculating these financial measures, we make certain adjustments that are based on assumptions and estimates that may prove inaccurate. In addition, in the future we may incur expenses similar to those eliminated in this presentation. The following table reconciles net loss as reflected in our Condensed Consolidated Statements of Operations prepared in accordance with GAAP to EBITDA and Adjusted EBITDA:

	Thirteen weeks ended
(dollars in millions)	October 29, 2016	October 31, 2015

Net loss	$(23.5)	$(10.5)
Income tax benefit	(23.3)	(6.3)
Interest expense, net	72.1	71.7
Depreciation expense	56.9	55.9
Amortization of intangible assets and favorable lease commitments	27.3	29.0
EBITDA	$109.5	$139.7
EBITDA as a percentage of revenues	10.1%	12.0%

Incremental rent expense related to purchase accounting adjustments	2.5	2.7
Non-cash stock-based compensation	1.4	2.0
Expenses incurred in connection with openings of new stores / remodels of existing stores	2.7	2.9
Expenses incurred in connection with strategic growth initiatives	6.6	14.4
MyTheresa acquisition costs (benefits)	(0.6)	2.5
Other expenses	0.9	0.2
Adjusted EBITDA	$122.9	$164.3
Adjusted EBITDA as a percentage of revenues	11.4%	14.1%

Adjusted EBITDA as a percentage of revenues decreased by 270 basis points in the first quarter of fiscal year 2017 compared to the first quarter of fiscal year 2016. This decrease was driven primarily by (1) an increase in COGS driven by a shift of certain markdowns into the first quarter of fiscal year 2017 and higher markdowns and promotional costs, (2) the deleveraging of a significant portion of our buying and occupancy costs and SG&A expenses, primarily payroll, incentive compensation and benefits on lower revenues, and (3) higher levels of expenses incurred in connection with our strategic initiatives, partially offset by (4) lower marketing costs related primarily to our online operations and (5) higher income from our credit card program.

Excluded from the calculation of Adjusted EBITDA are the estimated impacts from the launch of our new NMG One integrated merchandising and distribution system in the first quarter of fiscal year 2017. We have experienced various issues with respect to the functionality and capabilities of certain portions of the new system. These issues primarily related to the processing of inventory receipts at our distribution centers, the transfer of inventories to our stores and the presentation of inventories on our websites. These issues prevented us from fulfilling certain customer demand in both our stores and websites that we estimate resulted in approximately $30 to $35 million of unrealized revenue. We also incurred additional expenses in amounts that we believe are not material to allocate resources to address these issues. In addition, we estimate these unrealized revenues adversely impacted our operating earnings and Adjusted EBITDA for the first quarter of fiscal year 2017 by approximately $13 to $16 million.

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

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of inventories.  We have typically financed our cash requirements with available cash balances, cash flows from operations and, if necessary, with cash provided from borrowings under the Asset-Based Revolving Credit Facility.  We had $355.0 million of outstanding borrowings under the Asset-Based Revolving Credit Facility as of October 29, 2016 compared to $340.0 million as of October 31, 2015.

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

Net cash used for our operating activities was $131.8 million in the first quarter of fiscal 2017 compared to $142.0 million in the first quarter of fiscal 2016. We held cash balances of $42.1 million at October 29, 2016 compared to $58.6 million at October 31, 2015.

Net cash used for investing activities, representing capital expenditures, was $65.4 million in the first quarter of fiscal 2017 and $75.0 million in the first quarter of fiscal 2016.  Currently, we project capital expenditures for fiscal year 2017 to be approximately $210 to $230 million.  Net of developer contributions, capital expenditures for fiscal year 2017 are projected to be approximately $165 to $185 million.

Net cash provided by financing activities of $177.2 million in the first quarter of fiscal 2017 and $202.6 million in the first quarter of fiscal 2016 was comprised primarily of borrowings under our Asset-Based Revolving Credit Facility due to seasonal working capital requirements. In the first quarter of fiscal year 2017, $5.4 million was paid for debt issuance costs related to the ABL Refinancing Amendment.

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

Financing Structure at October 29, 2016

Our major sources of funds are comprised of the $900.0 million Asset-Based Revolving Credit Facility, the $2,861.7 million Senior Secured Term Loan Facility, $960.0 million Cash Pay Notes, $600.0 million PIK Toggle Notes, $125.0 million 2028 Debentures (each as described in more detail below), vendor payment terms and operating leases.

Asset-Based Revolving Credit Facility.  On October 27, 2016, we entered into an amendment of the Asset-Based Revolving Credit Facility. As amended, the maximum committed borrowing capacity under the Asset-Based Revolving Credit Facility remains at $900.0 million and the Asset-Based Revolving Credit Facility matures on July 25, 2021 (or July 25, 2020 if our obligations under our Senior Secured Term Loan Facility or any permitted refinancing thereof have not been repaid or the maturity date thereof has not been extended to October 25, 2021 or later). As of October 29, 2016, we had $355.0 million of borrowings outstanding under this facility, no outstanding letters of credit and $455.0 million of unused borrowing availability.

Availability under the Asset-Based Revolving Credit Facility is subject to a borrowing base.  The Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit (up to $150.0 million, with any such issuance of letters of credit reducing the amount available under the Asset-Based Revolving Credit Facility on a dollar-for-dollar basis) and for borrowings on same-day notice.  The borrowing base is equal to at any time the sum of (a) 90% of the net orderly liquidation value of eligible inventory, net of certain reserves, plus (b) 90% of the amounts owed by credit card processors in respect of eligible credit card accounts constituting proceeds from the sale or disposition of inventory, less certain reserves, plus (c) 100% of segregated cash held in a restricted deposit account.  To the extent that excess availability is not equal to or greater than the greater of (a) 10% of the lesser of (1) the aggregate revolving commitments and (2) the borrowing base and (b) $50.0 million, we will be required to maintain a minimum fixed charge coverage ratio.

The weighted average interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 2.28% at October 29, 2016.

See Note 5 of the Notes to Condensed Consolidated Financial Statements in Part I — Item 1 for a further description of the terms of the Asset-Based Revolving Credit Facility.

Senior Secured Term Loan Facility.  At October 29, 2016, the outstanding balance under the Senior Secured Term Loan Facility was $2,861.7 million.  The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

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

The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.25% at October 29, 2016.

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

PIK Toggle Notes.  We have outstanding $600.0 million aggregate principal amount of 8.75%/9.50% Senior PIK Toggle Notes. The PIK Toggle Notes mature on October 15, 2021. With respect to any semi-annual interest period, we may currently elect to pay the applicable interest payment (i) entirely in cash, (ii) entirely by increasing the principal amount of the PIK Toggle Notes by the relevant interest payment amount, or (iii) 50% in Cash Interest and 50% in PIK Interest, subject to certain restrictions on the timing and number of elections of PIK Interest or partial PIK Interest payments.

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

Interest Rate Caps.  At October 29, 2016, we had outstanding floating rate debt obligations of $3,216.7 million.  We have entered into interest rate cap agreements which effectively cap LIBOR related to our Senior Secured Term Loan Facility at 3.00% for an aggregate notional amount of $1,400.0 million from December 2014 through December 2016 to hedge the variability of our cash flows related to a portion of our floating rate indebtedness.  In the event LIBOR is less than the capped rate, we will pay interest at the lower LIBOR rate.  In the event LIBOR is higher than the capped rate, we will pay interest at the capped rate.

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

A complete description of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended July 30, 2016.

Newly Adopted Accounting Pronouncements. In April 2015, the Financial Accounting Standards Board (the "FASB") issued guidance to simplify the balance sheet presentation of debt issuance costs. The standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt, consistent with the presentation of debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the new guidance. In addition, the FASB issued guidance in August 2015 to clarify the treatment of debt issuance costs related to line of credit arrangements. Companies can continue to present debt issuance costs for line of credit arrangements as an asset and subsequently amortize the deferred issuance cost ratably over the term of the arrangement. We adopted this guidance in the fourth quarter of fiscal year 2016 on a retrospective basis. Unamortized debt issuance costs, except unamortized debt issuance costs related to our Asset-Based Revolving Credit Facility, are now presented as a direct reduction of long-term debt on the Company's Condensed Consolidated Balance Sheets as of October 29, 2016, July 30, 2016, and October 31, 2015. Unamortized debt issuance costs of $119.7 million as of October 31, 2015 have been reclassified on our Condensed Consolidated Balance Sheet from other assets to a direct reduction of long-term debt.

In November 2015, the FASB issued guidance to simplify the balance sheet presentation of deferred income taxes. The standard requires that deferred tax liabilities and assets be classified as non-current in a balance sheet. We adopted this guidance in the fourth quarter of fiscal year 2016 on a retrospective basis. Deferred taxes previously classified as components of current assets are now classified as long-term liabilities on the Company's Condensed Consolidated Balance Sheets as of October 29, 2016, July 30, 2016 and October 31, 2015. Current deferred tax assets of $40.4 million as of October 31, 2015 have been netted against non-current deferred tax liabilities on our Condensed Consolidated Balance Sheet.

In April 2015, the FASB issued guidance related to the accounting for cloud computing arrangements. Under this guidance, if a cloud computing arrangement includes a software license, the software license element should be accounted for in a manner consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. We adopted this guidance in the first quarter of fiscal 2017 on a prospective basis. The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements. In March 2016, the FASB issued guidance to simplify how share-based payments are accounted for and presented in the financial statements, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The standard allows (i) entities to withhold an amount up to the employees' maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award and (ii) forfeitures to be either estimated, as required currently, or recognized when they occur. This new guidance is effective for us as of the first quarter of fiscal year 2018.

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

In February 2016, the FASB issued guidance that requires a lessee to recognize assets and liabilities arising from leases on the balance sheet. Previous GAAP did not require lease assets and liabilities to be recognized for most leases. Additionally, companies are permitted to make an accounting policy election not to recognize lease assets and liabilities for leases with a term of 12 months or less. For both finance leases and operating leases, the lease liability should be initially measured at the present value of the remaining contractual lease payments. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will not significantly change under this new guidance. This new guidance is effective for us as of the first quarter of fiscal year 2020.

With respect to each of the recent accounting pronouncements described above, we are currently evaluating which application methods to adopt and the impact of adopting these new accounting standards on our Condensed Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We discussed our market risk in Part II — Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended July 30, 2016 as filed with the Securities and Exchange Commission on September 26, 2016.  There have been no material changes to this risk since that time.

ITEM 4.  CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of October 29, 2016, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis and within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b. Changes in Internal Control Over Financial Reporting.

In the first quarter of fiscal year 2017, we commenced implementation of an integrated merchandising and distribution system, NMG One. This implementation is not in response to an identified control deficiency or weakness. This implementation is significant in scale and complexity and has resulted in changes to our business processes, primarily related to the procurement, processing, distribution and valuation of our merchandising inventories. In connection with the implementation, management has updated the design and documentation of internal control processes and procedures to align our internal controls with our new business processes and the capabilities of the new system. In response to certain issues that we experienced in the first quarter related to the implementation and discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Strategic Growth Initiatives," management also applied, and expects to continue to apply, certain supplemental and manual controls to ensure adequate control over financial reporting during the period of transition from our legacy system to the new NMG One system. Management will continue to monitor, evaluate and update the related processes and internal controls as necessary during the post-implementation period to ensure adequate internal control over financial reporting.

Other than as described above, there have been no changes in our internal controls over financial reporting during the quarter ended October 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.  RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors described in Part I — Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 30, 2016 as filed with the Securities and Exchange Commission on September 26, 2016. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or results of operations.

The last paragraph of the risk factor “A material disruption in our information systems could adversely affect our business or results of operations” in our Annual Report on Form 10-K for the fiscal year ended July 30, 2016 is updated as follows:

“To keep pace with changing technology, we must continuously implement new information technology systems as well as enhance our existing systems. Moreover, the successful execution of some of our growth strategies, in particular the expansion of our omni-channel and online capabilities, is dependent on the design and implementation of new systems and technologies and/or the enhancement of existing systems, such as our ongoing implementation of NMG One. Issues related to the implementation of NMG One in the first quarter of fiscal year 2017 resulted in disruptions to our business, required us to reallocate resources to stabilize the newly implemented system and address and mitigate these issues, and adversely affected our results of operations for the first quarter of fiscal year 2017, all as described above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Strategic Growth Initiatives.”  We expect these issues to continue to affect our business and results of operations in the second quarter, and they may persist into future periods. We may also encounter additional issues in connection with continued implementation, which could further disrupt our business, impair our sales and productivity and force us to reallocate resources and/or incur unanticipated costs, any of which could materially and adversely affect our business and results of operations.

Any material disruption in our information systems, or delays or difficulties in implementing or integrating new systems or enhancing or expanding current systems, or our failure to achieve the anticipated benefits of any new or updated information systems, could have an adverse effect on our business, in particular our online operations, and results of operations.”

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

10.1
Second Amendment to Revolving Credit Agreement, dated as of October 27, 2016 among Neiman Marcus Group LTD LLC, as Borrower, Mariposa Intermediate Holdings LLC, as Holdings, each co-borrower and subsidiary loan party party thereto, each of the banks and other financial institutions party thereto as lenders and/or issuing banks and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent.
Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 27, 2016.

10.2	Form of Restricted Stock Agreement pursuant to the Neiman Marcus Group, Inc. Management Equity Incentive Plan.	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 2, 2016.

10.3	Form of Restricted Stock Agreement pursuant to the Neiman Marcus Group, Inc. Management Equity Incentive Plan by and between Parent and Karen W. Katz.	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 2, 2016.

10.4	First Amendment to Neiman Marcus Group, Inc. (f/k/a NM Mariposa Holdings, Inc.) Management Equity Incentive Plan.	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 2, 2016.

10.5	Consulting Agreement, dated November 25, 2016, by and among The Neiman Marcus Group LLC, Neiman Marcus Group, Inc. and Michael Fung.	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 25, 2016.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith electronically.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith electronically.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NEIMAN MARCUS GROUP LTD LLC
(Registrant)

Signature	Title	Date

/s/ T. Dale Stapleton	Senior Vice President	December 13, 2016
T. Dale Stapleton	and Chief Accounting Officer
(on behalf of the registrant and
as principal accounting officer)