Form 10-Q
period 2017-01-28
Neiman Marcus Group LTD LLC
filed 2017-03-14
CIK 1358651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 28, 2017

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

NEIMAN MARCUS GROUP LTD LLC

INDEX

		Page
Part I.	Financial Information

Item 1.	Condensed Consolidated Balance Sheets as of January 28, 2017, July 30, 2016 and January 30, 2016	1

	Condensed Consolidated Statements of Operations for the Thirteen Weeks and Twenty-six Weeks Ended January 28, 2017 and January 30, 2016	2

	Condensed Consolidated Statements of Comprehensive Earnings (Loss) for the Thirteen Weeks and Twenty-six Weeks Ended January 28, 2017 and January 30, 2016	3

	Condensed Consolidated Statements of Cash Flows for the Twenty-six Weeks Ended January 28, 2017 and January 30, 2016	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	57

Item 4.	Controls and Procedures	57

Part II.	Other Information

Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	57

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 3.	Defaults Upon Senior Securities	58

Item 4.	Mine Safety Disclosures	58

Item 5.	Other Information	58

Item 6.	Exhibits	59

Signature		60

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except units)	January 28, 2017	July 30, 2016	January 30, 2016

ASSETS
Current assets:
Cash and cash equivalents	$48,443	$61,843	$56,918
Merchandise inventories	1,213,483	1,125,325	1,165,682
Other current assets	166,875	146,878	127,741
Total current assets	1,428,801	1,334,046	1,350,341

Property and equipment, net	1,600,816	1,588,121	1,532,567
Intangible assets, net	3,036,228	3,244,502	3,539,925
Goodwill	2,067,449	2,072,818	2,270,101
Other long-term assets	23,291	17,401	18,160
Total assets	$8,156,585	$8,256,888	$8,711,094

LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$384,148	$317,736	$287,463
Accrued liabilities	509,629	492,646	526,312
Current portion of long-term debt	29,426	29,426	29,426
Total current liabilities	923,203	839,808	843,201

Long-term liabilities:
Long-term debt	4,585,911	4,584,281	4,587,652
Deferred income taxes	1,211,788	1,296,793	1,405,824
Other long-term liabilities	625,872	592,875	466,509
Total long-term liabilities	6,423,571	6,473,949	6,459,985

Membership unit (1 unit issued and outstanding at January 28, 2017, July 30, 2016 and January 30, 2016)	—	—	—
Member capital	1,586,838	1,584,216	1,584,216
Accumulated other comprehensive loss	(111,201)	(115,841)	(54,520)
Accumulated deficit	(665,826)	(525,244)	(121,788)
Total member equity	809,811	943,131	1,407,908
Total liabilities and member equity	$8,156,585	$8,256,888	$8,711,094

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016

Revenues	$1,395,576	$1,486,957	$2,474,683	$2,651,857
Cost of goods sold including buying and occupancy costs (excluding depreciation)	982,465	1,026,292	1,682,360	1,762,366
Selling, general and administrative expenses (excluding depreciation)	307,718	302,654	584,314	587,996
Income from credit card program	(16,750)	(16,337)	(30,418)	(29,624)
Depreciation expense	57,213	53,651	114,097	109,541
Amortization of intangible assets	12,881	14,095	26,504	29,448
Amortization of favorable lease commitments	13,443	13,537	27,097	27,149
Other expenses	5,211	8,048	12,029	25,146
Impairment charges	153,772	—	153,772	—

Operating earnings (loss)	(120,377)	85,017	(95,072)	139,835

Interest expense, net	74,197	71,495	146,280	143,180

Earnings (loss) before income taxes	(194,574)	13,522	(241,352)	(3,345)

Income tax expense (benefit)	(77,505)	5,638	(100,770)	(691)

Net earnings (loss)	$(117,069)	$7,884	$(140,582)	$(2,654)

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(UNAUDITED)

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016

Net earnings (loss)	$(117,069)	$7,884	$(140,582)	$(2,654)

Other comprehensive earnings (loss):
Foreign currency translation adjustments, before tax	(12,815)	(4,610)	(9,046)	(4,441)
Change in unrealized gain (loss) on financial instruments, before tax	18,768	(250)	22,034	1,096
Reclassification of realized loss on financial instruments to earnings, before tax	833	58	1,424	67
Change in unrealized loss on unfunded benefit obligations, before tax	539	(147)	(5,828)	(1,152)
Tax effect related to items of other comprehensive earnings (loss)	(3,655)	1,329	(3,944)	1,138
Total other comprehensive earnings (loss)	3,670	(3,620)	4,640	(3,292)

Total comprehensive earnings (loss)	$(113,399)	$4,264	$(135,942)	$(5,946)

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Twenty-six weeks ended
(in thousands)	January 28, 2017	January 30, 2016

CASH FLOWS - OPERATING ACTIVITIES
Net loss	$(140,582)	$(2,654)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	179,962	178,424
Impairment charges	153,772	—
Deferred income taxes	(89,374)	(32,961)
Other	607	4,718
	104,385	147,527
Changes in operating assets and liabilities:
Merchandise inventories	(72,050)	(11,901)
Other current assets	(20,282)	(1,688)
Accounts payable and accrued liabilities	73,637	(33,234)
Deferred real estate credits	32,502	18,079
Funding of defined benefit pension plan	(2,500)	—
Net cash provided by operating activities	115,692	118,783

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(113,967)	(153,760)
Acquisition of MyTheresa	—	(896)
Net cash used for investing activities	(113,967)	(154,656)

CASH FLOWS - FINANCING ACTIVITIES
Borrowings under senior secured asset-based revolving credit facility	385,000	350,000
Repayment of borrowings under senior secured asset-based revolving credit facility	(380,000)	(315,000)
Repayment of borrowings under senior secured term loan facility	(14,713)	(14,713)
Debt issuance costs paid	(5,359)	—
Net cash provided by (used for) financing activities	(15,072)	20,287

Effect of exchange rate changes on cash and cash equivalents	(53)	(470)

CASH AND CASH EQUIVALENTS
Decrease during the period	(13,400)	(16,056)
Beginning balance	61,843	72,974
Ending balance	$48,443	$56,918

Supplemental Schedule of Cash Flow Information
Cash paid (received) during the period for:
Interest	$145,663	$135,384
Income taxes	$(1,748)	$15,172
Non-cash - investing and financing activities:
Property and equipment acquired through developer financing obligations	$28,432	$—
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

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  All references to (i) the second quarter of fiscal year 2017 relate to the thirteen weeks ended January 28, 2017, (ii) the second quarter of fiscal year 2016 relate to the thirteen weeks ended January 30, 2016, (iii) year-to-date fiscal 2017 relate to the twenty-six weeks ended January 28, 2017 and (iv) year-to-date fiscal 2016 relate to the twenty-six weeks ended January 30, 2016.

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

The luxury retail industry is seasonal in nature, with higher sales typically generated in the fall and holiday selling seasons.  Due to seasonal and other factors, the results of operations for the second quarter of fiscal year 2017 are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

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

Newly Adopted Accounting Pronouncements. In April 2015, the Financial Accounting Standards Board (the "FASB") issued guidance to simplify the balance sheet presentation of debt issuance costs. The standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt, consistent with the presentation of debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the new guidance. In addition, the FASB issued guidance in August 2015 to clarify the treatment of debt issuance costs related to line of credit arrangements. Companies can continue to present debt issuance costs for line of credit arrangements as an asset and subsequently amortize the deferred issuance cost ratably over the term of the arrangement. We adopted this guidance in the fourth quarter of fiscal year 2016 on a retrospective basis. Unamortized debt issuance costs, except unamortized debt issuance costs related to our Asset-Based Revolving Credit Facility, are now presented as a direct reduction of long-term debt on the Company's Condensed Consolidated Balance Sheets as of January 28, 2017, July 30, 2016, and January 30, 2016. Unamortized debt issuance costs of $114.1 million as of January 30, 2016 have been reclassified on our Condensed Consolidated Balance Sheet from other assets to a direct reduction of long-term debt.

In November 2015, the FASB issued guidance to simplify the balance sheet presentation of deferred income taxes. The standard requires that deferred tax liabilities and assets be classified as non-current in a balance sheet. We adopted this guidance in the fourth quarter of fiscal year 2016 on a retrospective basis. Deferred taxes previously classified as components of current assets are now classified as long-term liabilities on the Company's Condensed Consolidated Balance Sheets as of January 28, 2017, July 30, 2016 and January 30, 2016. Current deferred tax assets of $40.4 million as of January 30, 2016 have been netted against non-current deferred tax liabilities on our Condensed Consolidated Balance Sheet.

In April 2015, the FASB issued guidance related to the accounting for cloud computing arrangements. Under this guidance, if a cloud computing arrangement includes a software license, the software license element should be accounted for in a manner consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. We adopted this guidance in the first quarter of fiscal year 2017 on a prospective basis. The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements.

In January 2017, the FASB issued guidance to simplify how an entity is required to test goodwill for impairment. The new standard allows (i) entities to perform annual, or interim, goodwill impairment testing by comparing the reporting unit's fair value with its carrying amount and (ii) recognize impairment charges for the amount by which the carrying amount exceeds the reporting unit’s fair value. Pursuant to prior guidance, a goodwill impairment loss was determined by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill, an entity had to perform procedures to determine the fair value of its assets and liabilities at the impairment testing date consistent with procedures that are required in determining the fair value of assets acquired and liabilities assumed in a business combination. To the extent the fair value of our reporting units exceeds the carrying value in future periods, we plan to adopt this guidance at that time.

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

2.              MyTheresa Acquisition

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. The operations of MyTheresa are conducted primarily through the mytheresa.com website. The purchase price paid to acquire MyTheresa, net of cash acquired, was $181.7 million, which was financed through a combination of cash and debt. In addition, the MyTheresa purchase agreement contains contingent earn-out payments to the sellers aggregating up to €55.0 million based on operating performance for calendar years 2015 and 2016. In April 2016, we paid $29.8 million, or €26.5 million, to the sellers as a result of MyTheresa's operating performance for calendar year 2015. The estimated fair value of the remaining earn-out obligation related to operating performance for calendar year 2016 was $24.5 million, or €23.2 million, at January 28, 2017, which is included in accrued liabilities.

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

The following table shows the Company’s financial liabilities that are required to be measured at fair value on a recurring basis in our Condensed Consolidated Balance Sheets:

(in thousands)	Fair Value Hierarchy	January 28, 2017	July 30, 2016	January 30, 2016

Assets:
Interest rate swaps (included in other long-term assets)	Level 2	$8,960	$—	$—

Liabilities:
Interest rate swaps (included in other long-term liabilities)	Level 2	$—	$13,167	$—
Contingent earn-out obligation (included in accrued liabilities)	Level 3	24,520	26,264	28,786
Contingent earn-out obligation (included in other long-term liabilities)	Level 3	—	—	25,005
Stock-based award liability (included in other long-term liabilities)	Level 3	3,269	5,500	19,753

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

The carrying values of cash and cash equivalents, credit card receivables and accounts payable approximate fair value due to their short-term nature.  We determine the fair value of our long-term debt on a non-recurring basis, which results are summarized as follows:

		January 28, 2017		July 30, 2016		January 30, 2016
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt:
Asset-Based Revolving Credit Facility	Level 2	$170,000	$170,000	$165,000	$165,000	$165,000	$165,000
Senior Secured Term Loan Facility	Level 2	2,854,346	2,392,313	2,869,059	2,705,896	2,883,772	2,508,882
Cash Pay Notes	Level 2	960,000	625,680	960,000	818,995	960,000	720,000
PIK Toggle Notes	Level 2	600,000	367,500	600,000	480,000	600,000	387,000
2028 Debentures	Level 2	122,570	103,985	122,463	120,325	122,356	117,375

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

4.     Intangible Assets, Net and Goodwill

(in thousands)	January 28, 2017	July 30, 2016	January 30, 2016

Favorable lease commitments, net	$956,959	$985,534	$1,013,291
Other definite-lived intangible assets, net	424,975	451,722	491,537
Tradenames	1,654,294	1,807,246	2,035,097
Intangible assets, net	$3,036,228	$3,244,502	$3,539,925

Goodwill	$2,067,449	$2,072,818	$2,270,101

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

Total amortization of all intangible assets recorded in connection with acquisitions for the current and next five fiscal years is currently estimated as follows (in thousands):

January 29, 2017 through July 29, 2017	$49,534
2018	96,626
2019	93,567
2020	86,872
2021	81,043
2022	81,807

At January 28, 2017, accumulated amortization was $177.7 million for favorable lease commitments and $274.3 million for other definite-lived intangible assets.

Indefinite-lived Intangible Assets and Goodwill.  Indefinite-lived intangible assets, such as our Neiman Marcus, Bergdorf Goodman and MyTheresa tradenames and goodwill, are not subject to amortization.  Rather, we assess the recoverability of indefinite-lived intangible assets and goodwill annually in the fourth quarter of each fiscal year and upon the occurrence of certain events.

5.     Impairment Charges

Impairment of Indefinite-lived Intangible Assets, Goodwill and Long-lived Assets. We assess the recoverability of the carrying values of indefinite-lived intangible assets and goodwill as well as our store assets, consisting of property and equipment, customer lists and favorable lease commitments, annually in the fourth quarter of each fiscal year and upon the occurrence of certain events. These impairment assessments are performed for each of our four reporting units — Neiman Marcus, Bergdorf Goodman, Last Call and MyTheresa.

Since fiscal year 2016, we have experienced declines in our operating results and we believe our operating results have been adversely impacted by a number of factors including, among other things:

•	volatility in domestic and global economic conditions;

•	national and global geo-political uncertainty;

•	the strength of the U.S. dollar against international currencies, most notably the Euro and British pound, and a resulting decrease in tourism and spending by international customers; and

•	the continuation of low global prices for crude oil and the resulting impact on stakeholders in the oil and gas industries, particularly in the Texas markets in which we have a significant presence.

Based upon our assessment of economic conditions, our expectations of future business conditions and trends and our projected revenues, earnings and cash flows, we determined that impairment charges were required to state certain of our intangible and long-lived assets, primarily related to our Neiman Marcus brand, to their estimated fair value as of the fourth quarter of fiscal year 2016.

In the second quarter of fiscal year 2017, we concluded that it was appropriate to assess the recoverability of the carrying values of our indefinite-lived intangible assets and goodwill as well as our store assets as a result of (i) the continuation of adverse economic and business trends, (ii) revisions to our anticipated future operating results and (iii) increases in the weighted average cost of capital used in estimating the fair value of our tradenames and our reporting units under a discounted cash flow model. In the second quarter of fiscal year 2017, we recorded impairment charges of $153.8 million to state certain of our intangible and long-lived assets, primarily related to our Neiman Marcus brand, to their estimated fair value.

Impairment charges recorded were as follows:

	Thirteen weeks ended
(in thousands)	January 28, 2017	July 30, 2016
Tradenames	$150,106	$228,877
Goodwill	—	199,218
Property and equipment	2,189	25,426
Other definite-lived intangible assets	1,477	12,634
Total	$153,772	$466,155

We continue to undertake initiatives to help drive revenues and streamline business activities and will continue to closely monitor our financial condition and results of operations. However, there is a risk that we may continue to experience challenging economic conditions and operating pressures, which in turn could increase the risk of additional impairment charges in future periods.

6.              Long-term Debt

The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	January 28, 2017	July 30, 2016	January 30, 2016

Asset-Based Revolving Credit Facility	variable	$170,000	$165,000	$165,000
Senior Secured Term Loan Facility	variable	2,854,346	2,869,059	2,883,772
Cash Pay Notes	8.00%	960,000	960,000	960,000
PIK Toggle Notes	8.75%/9.50%	600,000	600,000	600,000
2028 Debentures	7.125%	122,570	122,463	122,356
Total debt		4,706,916	4,716,522	4,731,128
Less: current portion of Senior Secured Term Loan Facility		(29,426)	(29,426)	(29,426)
Less: unamortized debt issuance costs		(91,579)	(102,815)	(114,050)
Long-term debt		$4,585,911	$4,584,281	$4,587,652

Asset-Based Revolving Credit Facility.  On October 27, 2016, we entered into an amendment of the Asset-Based Revolving Credit Facility (the "ABL Refinancing Amendment"). As amended, the maximum committed borrowing capacity under the Asset-Based Revolving Credit Facility remains at $900.0 million and the Asset-Based Revolving Credit Facility matures on July 25, 2021 (or July 25, 2020 if our obligations under our Senior Secured Term Loan Facility or any permitted refinancing thereof have not been repaid or the maturity date thereof has not been extended to October 25, 2021 or later).  At January 28, 2017, we had $170.0 million of borrowings outstanding under this facility, $1.8 million of outstanding letters of credit and $638.3 million of unused borrowing availability.

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

At January 28, 2017, borrowings under the Asset-Based Revolving Credit Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Deutsche Bank AG New York Branch (the administrative agent), (2) the federal funds effective rate plus ½ of 1.00% and (3) the adjusted one-month LIBOR plus 1.00% or (b) LIBOR, subject to certain adjustments, in each case plus an applicable margin of 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings at January 28, 2017.  The applicable margin is based on the average historical excess availability under the Asset-Based Revolving Credit Facility, and is up to 1.00% with respect to base rate borrowings and up to 2.00% with respect to LIBOR borrowings, in each case with 0.25% step downs based on achievement and maintenance of a certain senior secured first lien net leverage ratio (as defined in the credit agreement governing the Asset-Based Revolving Credit Facility).  The weighted average interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 2.69% at January 28, 2017.  In addition, we are required to pay a commitment fee in respect of unused commitments at a rate of up to 0.375% per annum.  We must also pay customary letter of credit fees and agency fees.

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

The Asset-Based Revolving Credit Facility is guaranteed by Holdings and each of our current and future direct and indirect wholly owned subsidiaries (subsidiary guarantors) other than (a) unrestricted subsidiaries, (b) certain immaterial subsidiaries, (c) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (d) certain holding companies of foreign subsidiaries, (e) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (f) any subsidiary that is prohibited by applicable law or contractual obligation from acting as a guarantor or which would require governmental approval to provide a guarantee. At January 28, 2017, the assets of non-guarantor subsidiaries, primarily NMG Germany GmbH (through which we conduct the operations of MyTheresa), were $281.1 million, or 3.4% of consolidated total assets. All obligations under the Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of Holdings, the Company and the subsidiary guarantors.
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

Senior Secured Term Loan Facility.  On October 25, 2013, we entered into a credit agreement and related security and other agreements for the $2,950.0 million Senior Secured Term Loan Facility. At January 28, 2017, the outstanding balance under the Senior Secured Term Loan Facility was 2,854.3 million. The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

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

At January 28, 2017, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Credit Suisse AG (the administrative agent), (2) the federal funds effective rate plus ½ of 1.00% and (3) the adjusted one-month LIBOR plus 1.00%, or (b) an adjusted LIBOR (for a period equal to the relevant interest period, and in any event, never less than 1.00%), subject to certain adjustments, in each case plus an applicable margin.  The applicable margin is up to 2.25% with respect to base rate borrowings and up to 3.25% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on our senior secured first lien net leverage ratio.  The applicable margin with respect to outstanding LIBOR borrowings was 3.25% at January 28, 2017.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.25% at January 28, 2017.

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

The Senior Secured Term Loan Facility is guaranteed by Holdings and each of our current and future subsidiary guarantors other than (a) unrestricted subsidiaries, (b) certain immaterial subsidiaries, (c) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (d) certain holding companies of foreign subsidiaries, (e) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (f) any subsidiary that is prohibited by applicable law or contractual obligation from acting as a guarantor or which would require governmental approval to provide a guarantee. At January 28, 2017, the assets of non-guarantor subsidiaries, primarily NMG Germany GmbH (through which we conduct the operations of MyTheresa), were $281.1 million, or 3.4% of consolidated total assets. All obligations under the Senior Secured Term Loan Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Holdings, the Company and the subsidiary guarantors.
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

Cash Pay Notes.  In connection with the Acquisition, the Company, along with Mariposa Borrower, Inc. as co-issuer, incurred indebtedness in the form of $960.0 million aggregate principal amount of 8.00% Senior Cash Pay Notes due 2021.  Interest on the Cash Pay Notes is payable semi-annually in arrears on each April 15 and October 15.  The Cash Pay Notes are guaranteed by the same entities that guarantee the Senior Secured Term Loan Facility, other than Holdings.  The Cash Pay Notes are unsecured and the guarantees are full and unconditional.  At January 28, 2017, the redemption price at which we may redeem the Cash Pay Notes, in whole or in part, as set forth in the indenture governing the Cash Pay Notes, was 106.000%. The Cash Pay Notes mature on October 15, 2021.

For a more detailed description of the Cash Pay Notes, refer to Note 9 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 30, 2016.

PIK Toggle Notes.  In connection with the Acquisition, the Company, along with Mariposa Borrower, Inc. as co-issuer, incurred indebtedness in the form of $600.0 million aggregate principal amount of 8.75%/9.50% Senior PIK Toggle Notes due 2021. The PIK Toggle Notes are guaranteed by the same entities that guarantee the Senior Secured Term Loan Facility, other than Holdings. The PIK Toggle Notes are unsecured and the guarantees are full and unconditional. At January 28, 2017, the redemption price at which we may redeem the PIK Toggle Notes, in whole or in part, as set forth in the indenture governing the PIK Toggle Notes, was 106.563%. The PIK Toggle Notes mature on October 15, 2021.

Interest on the PIK Toggle Notes is payable semi-annually in arrears on each April 15 and October 15.  Interest on the PIK Toggle Notes was paid entirely in cash for the first six interest payments and future interest payments, subject to certain restrictions, may be paid (i) entirely in cash ("Cash Interest"), (ii) entirely by increasing the principal amount of the PIK Toggle Notes by the relevant interest payment amount ("PIK Interest"), or (iii) 50% in Cash Interest and 50% in PIK Interest. We may elect to pay interest in the form of PIK Interest or partial PIK Interest on each of our semi-annual interest payments due in October 2017, April 2018 and October 2018. If we elect PIK Interest or partial PIK Interest with respect to these interest payments, we must deliver a notice of such election to the trustee no later than one day prior to the beginning of the relevant semi-annual interest period.  Cash Interest on the PIK Toggle Notes accrues at a rate of 8.75% per annum.  PIK Interest on the PIK Toggle Notes accrues at a rate of 9.50% per annum.

For a more detailed description of the PIK Toggle Notes, refer to Note 9 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 30, 2016.

2028 Debentures.  NMG has outstanding $125.0 million aggregate principal amount of our 7.125% Senior Debentures due 2028.  The 2028 Debentures are secured by a first lien security interest on certain collateral subject to liens granted under the Senior Secured Credit Facilities.  The 2028 Debentures are guaranteed on an unsecured, senior basis by the Company.  The guarantee is full and unconditional.  At January 28, 2017, our non-guarantor subsidiaries consisted principally of Bergdorf Goodman, Inc., through which we conduct the operations of our Bergdorf Goodman stores, NM Nevada Trust, which holds legal title to certain real property and intangible assets used by us in conducting our operations, and NMG Germany GmbH, through which we conduct the operations of MyTheresa.  The 2028 Debentures include certain restrictive covenants and a cross-acceleration provision in respect of any other indebtedness that has an aggregate principal amount exceeding $15.0 million.  The 2028 Debentures mature on June 1, 2028.

For a more detailed description of the 2028 Debentures, refer to Note 9 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 30, 2016.

Maturities of Long-term Debt.  At January 28, 2017, annual maturities of long-term debt during the current and next five fiscal years and thereafter are as follows (in millions):

January 29, 2017 through July 29, 2017	$14.7
2018	29.4
2019	29.4
2020	29.4
2021	2,921.4
2022	1,560.0
Thereafter	122.6

The previous table does not reflect future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

Interest Expense, net.  The significant components of interest expense are as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016

Asset-Based Revolving Credit Facility	$1,366	$735	$2,570	$1,609
Senior Secured Term Loan Facility	31,982	31,089	62,835	62,258
Cash Pay Notes	19,200	19,200	38,400	38,400
PIK Toggle Notes	13,125	13,125	26,250	26,250
2028 Debentures	2,226	2,226	4,453	4,453
Amortization of debt issue costs	6,121	6,143	12,264	12,286
Capitalized interest	(1,529)	(1,683)	(3,244)	(3,299)
Other, net	1,706	660	2,752	1,223
Interest expense, net	$74,197	$71,495	$146,280	$143,180

7.              Derivative Financial Instruments

Interest Rate Swaps. At January 28, 2017, we had outstanding floating rate debt obligations of $3,024.3 million. In April and June of 2016, we entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,400.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness. These swap agreements hedge a portion of our contractual floating rate interest commitments related to our Senior Secured Term Loan Facility from December 2016 to October 2020. As a result of the April 2016 swap agreements, our effective interest rate as to $700.0 million of floating rate indebtedness will be fixed at 4.912% from December 2016 through October 2020. As a result of the June 2016 swap agreements, our effective interest rate as to an additional $700.0 million of floating rate indebtedness will be fixed at 4.7395% from December 2016 to October 2020. The fair value of our interest rate swap agreements was a gain of $9.0 million at January 28, 2017, which amount is included in other long-term assets, and a loss of $13.2 million at July 30, 2016, which amount is included in other long-term liabilities. The interest rate swap agreements expire in October 2020.

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

Interest Rate Caps. In April 2014, we entered into interest rate cap agreements (at a cost of $2.0 million) for an aggregate notional amount of $1,400.0 million to hedge the variability of our cash flows related to a portion of our floating rate indebtedness. The interest rate cap agreements effectively capped LIBOR related to our Senior Secured Term Loan Facility at 3.00% from December 2014 through December 2016 with respect to the $1,400.0 million notional amount of such agreements. The interest rate cap agreements expired in December 2016.

Gains and losses realized due to the expiration of applicable portions of the interest rate caps were reclassified to interest expense at the time our quarterly interest payments were made.  Losses of $0.8 million were realized in the second quarter of fiscal year 2017, $0.1 million in the second quarter of fiscal year 2016, $1.4 million in year-to-date fiscal 2017 and $0.1 million in year-to-date fiscal 2016.

8.              Income Taxes

Our effective income tax rates are as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016

Effective income tax rate	39.8%	41.7%	41.8%	20.7%

Our effective income tax rate on the loss for the second quarter of fiscal year 2017 exceeded the federal statutory tax rate of 35% due primarily to state income taxes. Our effective income tax rate on the earnings for the second quarter of fiscal year 2016 exceeded the federal statutory tax rate due primarily to state income taxes and the non-deductible portion of transaction and other costs incurred in connection with the MyTheresa acquisition, partially offset by reductions in our estimated tax reserves due to the expiration of statute of limitations.

Our effective income tax rate on the loss for year-to-date fiscal 2017 exceeded the federal statutory tax rate of 35% due primarily to state income taxes, the non-deductible portion of transaction and other costs incurred in connection with the MyTheresa acquisition and the benefit associated with the release of certain tax reserves for settled tax matters. Our effective income tax rate on the loss for year-to-date fiscal 2016 was less than the federal statutory tax rate due primarily to lower statutory tax rates applicable to the Company's operations in foreign jurisdictions and the non-deductible portion of transaction and other costs incurred in connection with the MyTheresa acquisition.

At January 28, 2017, the gross amount of unrecognized tax benefits was $0.8 million ($0.5 million of which would impact our effective tax rate, if recognized).  We classify interest and penalties as a component of income tax expense (benefit) and our liability for accrued interest and penalties was $0.1 million at January 28, 2017, $0.4 million at July 30, 2016 and $4.0 million at January 30, 2016.

We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions.  The Internal Revenue Service ("IRS") finalized its audits of our fiscal year 2012 and short-year 2013 (prior to the Acquisition) federal income tax returns. With respect to state, local and foreign jurisdictions, with limited exceptions, we are no longer subject to income tax audits for fiscal years before 2012.  We believe our recorded tax liabilities as of January 28, 2017 are sufficient to cover any potential assessments made by the IRS or other taxing authorities and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that adjustments to the amounts of our unrecognized tax benefits could occur within the next 12 months as a result of settlements with tax authorities or expiration of statutes of limitations.  At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

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
Our obligations for employee benefit plans, included in other long-term liabilities, are as follows:

(in thousands)	January 28, 2017	July 30, 2016	January 30, 2016

Pension Plan	$300,543	$299,676	$219,486
SERP Plan	119,807	118,484	109,556
Postretirement Plan	8,220	8,600	9,038
	428,570	426,760	338,080
Less: current portion	(6,553)	(7,345)	(6,016)
Long-term portion of benefit obligations	$422,017	$419,415	$332,064

Funding Policy and Status.  Our policy is to fund the Pension Plan at or above the minimum level required by law.  In fiscal year 2016, we were not required to make contributions to the Pension Plan. As of January 28, 2017, we believe we will be required to contribute $10.7 million to the Pension Plan in fiscal year 2017, of which $2.5 million was contributed in the second quarter of fiscal year 2017.

Cost of Benefits. The components of the expenses we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016

Pension Plan:
Interest cost	$4,870	$5,429	$9,740	$10,858
Expected return on plan assets	(5,331)	(5,807)	(10,662)	(11,614)
Net amortization of losses	663	—	1,326	—
Pension Plan expense (income)	$202	$(378)	$404	$(756)

SERP Plan:
Interest cost	$784	$892	$1,568	$1,784
Net amortization of losses	23	—	46	—
SERP Plan expense	$807	$892	$1,614	$1,784

Postretirement Plan:
Service cost	$—	$1	$—	$2
Interest cost	55	71	110	142
Net amortization of gains	(146)	(146)	(292)	(292)
Postretirement Plan income	$(91)	$(74)	$(182)	$(148)

10.       Commitments and Contingencies

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

In addition to the foregoing matters, the National Labor Relations Board ("NLRB") has been pursuing a complaint alleging that the Mandatory Arbitration Agreement’s class action prohibition violates employees’ rights to engage in concerted activity, which was submitted to an administrative law judge ("ALJ") for determination on a stipulated record. The ALJ issued a recommended decision and order finding that the Company's Arbitration Agreement and class action waiver violated the National Labor Relations Act ("NLRA"). The matter was transferred to the NLRB for further consideration and decision. On August 4, 2015, the NLRB affirmed the ALJ's decision and ordered the Company not to maintain and/or enforce the provisions of the Arbitration Agreement found to violate the NLRA and to take affirmative steps to effectuate the NLRA's policies. On August 12, 2015, we filed our petition for review of the NLRB's order with the U.S. Court of Appeals for the Fifth Circuit. On September 23, 2015, the NLRB filed a motion to hold our case in abeyance pending the Court's decisions in two other cases, which the NLRB argued presented identical issues to those before the Court in our case. On October 2, 2015, the Court issued an order granting the NLRB's motion to stay our case. On June 10, 2016, the NLRB filed an unopposed motion seeking to extend the stay until the deadline for petitioning the U.S. Supreme Court for certiorari has passed in a similar case, and, if such petition is filed, until the Supreme Court resolves that case. On June 20, 2016, the motion was granted. The NLRB filed its petition for certiorari in the similar case on September 9, 2016, which was granted on January 13, 2017. That case is now pending before the Supreme Court, and our case remains stayed.

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
On September 27, 2016, a dormant Illinois putative class action lawsuit, Catherine Ohle v. Neiman Marcus Group, originally filed in the Circuit Court of Cook County, was revived by an Illinois appeals court when it reversed a June 2014 trial court's order granting summary judgment to the Company and dismissing the matter in its entirety. In Ohle, the plaintiff alleged that the

Company’s prior practice of conducting pre-employment credit checks of sales associates and considering credit history as a factor in its hiring decisions violated the Illinois Employee Credit Privacy Act. The appellate court reversed, holding that no exemption applied. The Company appealed the decision to the Illinois Supreme Court, and review was denied on January 25, 2017. The case will be returned to the trial court for further proceedings.

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

Cyber-Attack Class Actions Litigation. Three class actions relating to a cyber-attack on our computer systems in 2013 (the "Cyber-Attack") were filed in January 2014 and later voluntarily dismissed by the plaintiffs between February and April 2014. The plaintiffs had alleged negligence and other claims in connection with their purchases by payment cards and sought monetary and injunctive relief. Melissa Frank v. The Neiman Marcus Group, LLC, et al., was filed in the U.S. District Court for the Eastern District of New York on January 13, 2014 but was voluntarily dismissed by the plaintiff on April 15, 2014, without prejudice to her right to re-file a complaint. Donna Clark v. Neiman Marcus Group LTD LLC was filed in the U.S. District Court for the Northern District of Georgia on January 27, 2014 but was voluntarily dismissed by the plaintiff on March 11, 2014, without prejudice to her right to re-file a complaint. Christina Wong v. The Neiman Marcus Group, LLC, et al., was filed in the U.S. District Court for the Central District of California on January 29, 2014, but was voluntarily dismissed by the plaintiff on February 10, 2014, without prejudice to her right to re-file a complaint. Three additional putative class actions relating to the Cyber-Attack were filed in March and April 2014, also alleging negligence and other claims in connection with plaintiffs’ purchases by payment cards. Two of the cases, Katerina Chau v. Neiman Marcus Group LTD Inc., filed in the U.S. District Court for the Southern District of California on March 14, 2014, and Michael Shields v. The Neiman Marcus Group, LLC, filed in the U.S. District Court for the Southern District of California on April 1, 2014, were voluntarily dismissed, with prejudice as to Chau and without prejudice as to Shields. The third case, Hilary Remijas v. The Neiman Marcus Group, LLC, was filed on March 12, 2014 in the U.S. District Court for the Northern District of Illinois. On June 2, 2014, an amended complaint in the Remijas case was filed, which added three plaintiffs (Debbie Farnoush and Joanne Kao, California residents; and Melissa Frank, a New York resident) and asserted claims for negligence, implied contract, unjust enrichment, violation of various consumer protection statutes, invasion of privacy and violation of state data breach laws. The Company moved to dismiss the Remijas amended complaint on July 2, 2014. On September 16, 2014, the court granted the Company's motion to dismiss the Remijas case on the grounds that the plaintiffs lacked standing due to their failure to demonstrate an actionable injury. On September 25, 2014, plaintiffs appealed the district court's order dismissing the case to the Seventh Circuit Court of Appeals. Oral argument was held on January 23, 2015. On July 20, 2015, the Seventh Circuit Court of Appeals reversed the district court's ruling and remanded the case to the district court for further proceedings. On August 3, 2015, we filed a petition for rehearing en banc. On September 17, 2015, the Seventh Circuit Court of Appeals denied our petition for rehearing. The district court held a status conference on October 29, 2015 and set a supplemental briefing schedule on the remaining portion of our previously filed motion to dismiss that had not been addressed by the court, and scheduled a status hearing for December 15, 2015. The parties completed supplemental briefing on December 21, 2015. On January 13, 2016, the court denied the Company's motion to dismiss. The parties jointly requested, and the Court granted, an extension of time for filing a responsive pleading, which was due on December 28, 2016. On February 9, 2017, the Court denied the parties' request for another extension of time, dismissed the case without prejudice, and stated that plaintiffs could file a motion to reinstate. On March 8, 2017, plaintiffs filed their motion to reinstate, and the hearing is set for March 15, 2017.

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

Other.  We had $1.8 million in outstanding irrevocable letters of credit at January 28, 2017.  We had approximately $1.7 million in surety bonds at January 28, 2017 relating primarily to merchandise imports and state sales tax and utility requirements.

11.  Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss by component (amounts are recorded net of related income taxes):

(in thousands)	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Financial Instruments	Unfunded Benefit Obligations	Total

Balance, July 30, 2016	$(19,168)	$(9,326)	$(87,347)	$(115,841)
Other comprehensive earnings (loss)	2,496	1,986	(3,871)	611
Amounts reclassified from accumulated other comprehensive loss	—	359	—	359
Balance, October 29, 2016	$(16,672)	$(6,981)	$(91,218)	$(114,871)
Other comprehensive earnings (loss)	(8,575)	11,411	327	3,163
Amounts reclassified from accumulated other comprehensive loss	—	507	—	507
Balance, January 28, 2017	$(25,247)	$4,937	$(90,891)	$(111,201)

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

At January 28, 2017, an aggregate of 45,210 Co-Invest Options and time-vested options were held by Retirement Eligible Optionees. The recorded liability with respect to such options was $2.5 million at January 28, 2017, $5.5 million at July 30, 2016 and $19.8 million at January 30, 2016.

The following table sets forth certain summary information with respect to our stock options for the periods indicated:

	Thirteen weeks ended		Twenty-six weeks ended
(in actuals)	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016

Stock option grants:
Number of options granted	—	4,268	9,115	4,268
Weighted average grant date fair value	$—	$341	$158	$341

Stock option exercises:
Number of options exercised	—	626	609	626
Weighted average exercise price	$—	$1,205	$180	$1,205

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

At January 28, 2017, 24,350 shares of unvested restricted common stock were outstanding. The recorded liability with respect to such shares was $0.8 million at January 28, 2017.

Stock Compensation Expense (Benefit). The following table summarizes our stock-based compensation expense (benefit):

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016

Stock compensation expense (benefit):
Stock options	$(1,704)	$1,927	$(323)	$3,880
Restricted stock	840	—	840	—
Total	$(864)	$1,927	$517	$3,880

For a more detailed description of our stock-based awards, refer to Note 15 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 30, 2016.

13.       Income from Credit Card Program

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

14.       Other Expenses

Other expenses consist of the following components:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016

Expenses incurred in connection with strategic growth initiatives	$1,932	$3,895	$8,485	$18,271
MyTheresa acquisition costs	1,317	1,784	702	4,328
Other expenses	1,962	2,369	2,842	2,547
Total	$5,211	$8,048	$12,029	$25,146

We incurred professional fees and other costs in connection with our Organizing for Growth and NMG One strategic growth initiatives aggregating $1.9 million in the second quarter of fiscal year 2017, $3.9 million in the second quarter of fiscal year 2016, $8.5 million in year-to-date fiscal 2017 and $18.3 million in year-to-date fiscal 2016. In connection with Organizing for Growth, we eliminated approximately 90 positions on August 18, 2016 and approximately 500 positions on October 1, 2015 across our stores, divisions and facilities. We incurred severance costs of $3.3 million in year-to-date fiscal 2017 and $10.2 million in year-to-date fiscal 2016.

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. Acquisition costs consisted primarily of professional fees as well as adjustments of our earn-out obligations to estimated fair value at each reporting date.

15.  Condensed Consolidating Financial Information (with respect to NMG's obligations under the Senior Secured Credit Facilities, Cash Pay Notes and PIK Toggle Notes)

All of NMG’s obligations under the Senior Secured Credit Facilities are guaranteed by Holdings and our current and future direct and indirect wholly owned subsidiaries, subject to exceptions as more fully described in Note 6 of the Notes to Condensed Consolidated Financial Statements.  All of NMG's obligations under the Cash Pay Notes and the PIK Toggle Notes are guaranteed by the same entities that guarantee the Senior Secured Credit Facilities, other than Holdings. Currently, the Company’s non-guarantor subsidiaries under the Senior Secured Credit Facilities, Cash Pay Notes and PIK Toggle Notes consist principally of NMG Germany GmbH, through which we conduct the operations of MyTheresa.

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

	January 28, 2017
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$42,960	$596	$4,887	$—	$48,443
Merchandise inventories	—	961,538	173,570	78,375	—	1,213,483
Other current assets	—	151,314	11,939	6,500	(2,878)	166,875
Total current assets	—	1,155,812	186,105	89,762	(2,878)	1,428,801
Property and equipment, net	—	1,448,157	146,969	5,690	—	1,600,816
Intangible assets, net	—	536,532	2,432,057	67,639	—	3,036,228
Goodwill	—	1,412,147	537,263	118,039	—	2,067,449
Other long-term assets	—	21,318	1,973	—	—	23,291
Intercompany notes receivable	—	—	199,460	—	(199,460)	—
Investments in subsidiaries	809,811	3,411,988	—	—	(4,221,799)	—
Total assets	$809,811	$7,985,954	$3,503,827	$281,130	$(4,424,137)	$8,156,585
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$370,409	$—	$13,739	$—	$384,148
Accrued liabilities	—	365,610	89,725	57,172	(2,878)	509,629
Current portion of long-term debt	—	29,426	—	—	—	29,426
Total current liabilities	—	765,445	89,725	70,911	(2,878)	923,203
Long-term liabilities:
Long-term debt	—	4,585,911	—	—	—	4,585,911
Intercompany notes payable	—	—	—	199,460	(199,460)	—
Deferred income taxes	—	1,203,983	—	7,805	—	1,211,788
Other long-term liabilities	—	620,804	5,068	—	—	625,872
Total long-term liabilities	—	6,410,698	5,068	207,265	(199,460)	6,423,571
Total member equity	809,811	809,811	3,409,034	2,954	(4,221,799)	809,811
Total liabilities and member equity	$809,811	$7,985,954	$3,503,827	$281,130	$(4,424,137)	$8,156,585

	July 30, 2016
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$39,791	$936	$21,116	$—	$61,843
Merchandise inventories	—	917,138	145,518	62,669	—	1,125,325
Other current assets	—	129,663	15,082	4,904	(2,771)	146,878
Total current assets	—	1,086,592	161,536	88,689	(2,771)	1,334,046
Property and equipment, net	—	1,440,968	144,186	2,967	—	1,588,121
Intangible assets, net	—	566,084	2,605,413	73,005	—	3,244,502
Goodwill	—	1,412,146	537,263	123,409	—	2,072,818
Other long-term assets	—	15,153	2,248	—	—	17,401
Intercompany notes receivable	—	—	196,686	—	(196,686)	—
Investments in subsidiaries	943,131	3,541,121	—	—	(4,484,252)	—
Total assets	$943,131	$8,062,064	$3,647,332	$288,070	$(4,683,709)	$8,256,888
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$257,047	$37,082	$23,607	$—	$317,736
Accrued liabilities	—	373,108	70,488	51,821	(2,771)	492,646
Current portion of long-term debt	—	29,426	—	—	—	29,426
Total current liabilities	—	659,581	107,570	75,428	(2,771)	839,808
Long-term liabilities:
Long-term debt	—	4,584,281	—	—	—	4,584,281
Intercompany notes payable	—	—	—	196,686	(196,686)	—
Deferred income taxes	—	1,285,829	—	10,964	—	1,296,793
Other long-term liabilities	—	589,242	3,633	—	—	592,875
Total long-term liabilities	—	6,459,352	3,633	207,650	(196,686)	6,473,949
Total member equity	943,131	943,131	3,536,129	4,992	(4,484,252)	943,131
Total liabilities and member equity	$943,131	$8,062,064	$3,647,332	$288,070	$(4,683,709)	$8,256,888

	January 30, 2016
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$42,878	$777	$13,263	$—	$56,918
Merchandise inventories	—	966,651	144,420	54,611	—	1,165,682
Other current assets	—	109,443	19,611	3,785	(5,098)	127,741
Total current assets	—	1,118,972	164,808	71,659	(5,098)	1,350,341
Property and equipment, net	—	1,397,017	133,578	1,972	—	1,532,567
Intangible assets, net	—	596,175	2,869,637	74,113	—	3,539,925
Goodwill	—	1,611,365	537,263	121,473	—	2,270,101
Other long-term assets	—	15,997	2,163	—	—	18,160
Intercompany notes receivable	—	—	189,841	—	(189,841)	—
Investments in subsidiaries	1,407,908	3,745,163	—	—	(5,153,071)	—
Total assets	$1,407,908	$8,484,689	$3,897,290	$269,217	$(5,348,010)	$8,711,094
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$242,549	$33,322	$11,592	$—	$287,463
Accrued liabilities	—	387,720	91,605	52,085	(5,098)	526,312
Current portion of long-term debt	—	29,426	—	—	—	29,426
Total current liabilities	—	659,695	124,927	63,677	(5,098)	843,201
Long-term liabilities:
Long-term debt	—	4,587,652	—	—	—	4,587,652
Intercompany notes payable	—	—	—	189,841	(189,841)	—
Deferred income taxes	—	1,391,529	—	14,295	—	1,405,824
Other long-term liabilities	—	437,905	3,599	25,005	—	466,509
Total long-term liabilities	—	6,417,086	3,599	229,141	(189,841)	6,459,985
Total member equity	1,407,908	1,407,908	3,768,764	(23,601)	(5,153,071)	1,407,908
Total liabilities and member equity	$1,407,908	$8,484,689	$3,897,290	$269,217	$(5,348,010)	$8,711,094

	Thirteen weeks ended January 28, 2017
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,131,021	$201,598	$62,957	$—	$1,395,576
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	795,422	148,810	38,233	—	982,465
Selling, general and administrative expenses (excluding depreciation)	—	254,906	35,746	17,066	—	307,718
Income from credit card program	—	(15,244)	(1,506)	—	—	(16,750)
Depreciation expense	—	52,895	4,025	293	—	57,213
Amortization of intangible assets and favorable lease commitments	—	13,643	11,564	1,117	—	26,324
Other expenses	—	4,564	—	647	—	5,211
Impairment charges	—	153,772	—	—	—	153,772
Operating earnings (loss)	—	(128,937)	2,959	5,601	—	(120,377)
Interest expense, net	—	73,979	(1,446)	1,664	—	74,197
Intercompany royalty charges (income)	—	42,440	(42,440)	—	—	—
Foreign currency loss (gain)	—	—	—	10,470	(10,470)	—
Equity in loss (earnings) of subsidiaries	117,069	(43,159)	—	—	(73,910)	—
Earnings (loss) before income taxes	(117,069)	(202,197)	46,845	(6,533)	84,380	(194,574)
Income tax expense (benefit)	—	(78,897)	—	(2,847)	4,239	(77,505)
Net earnings (loss)	$(117,069)	$(123,300)	$46,845	$(3,686)	$80,141	$(117,069)
Total other comprehensive earnings (loss), net of tax	3,670	12,246	—	(2,345)	(9,901)	3,670
Total comprehensive earnings (loss)	$(113,399)	$(111,054)	$46,845	$(6,031)	$70,240	$(113,399)

	Thirteen weeks ended January 30, 2016
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,215,117	$225,730	$46,110	$—	$1,486,957
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	832,250	166,732	27,310	—	1,026,292
Selling, general and administrative expenses (excluding depreciation)	—	252,214	37,212	13,228	—	302,654
Income from credit card program	—	(14,872)	(1,465)	—	—	(16,337)
Depreciation expense	—	48,364	5,062	225	—	53,651
Amortization of intangible assets and favorable lease commitments	—	14,296	12,075	1,261	—	27,632
Other expenses	—	6,587	—	1,461	—	8,048
Operating earnings	—	76,278	6,114	2,625	—	85,017
Interest expense, net	—	71,412	(1,334)	1,417	—	71,495
Intercompany royalty charges (income)	—	43,932	(43,932)	—	—	—
Foreign currency loss (gain)	—	—	—	4,220	(4,220)	—
Equity in loss (earnings) of subsidiaries	(7,884)	(49,145)	—	—	57,029	—
Earnings (loss) before income taxes	7,884	10,079	51,380	(3,012)	(52,809)	13,522
Income tax expense (benefit)	—	5,217	—	(777)	1,198	5,638
Net earnings (loss)	$7,884	$4,862	$51,380	$(2,235)	$(54,007)	$7,884
Total other comprehensive earnings (loss), net of tax	(3,620)	(205)	—	(393)	598	(3,620)
Total comprehensive earnings (loss)	$4,264	$4,657	$51,380	$(2,628)	$(53,409)	$4,264

	Twenty-six weeks ended January 28, 2017
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,967,626	$386,662	$120,395	$—	$2,474,683
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,339,960	265,919	76,481	—	1,682,360
Selling, general and administrative expenses (excluding depreciation)	—	480,846	69,502	33,966	—	584,314
Income from credit card program	—	(27,673)	(2,745)	—	—	(30,418)
Depreciation expense	—	105,081	8,445	571	—	114,097
Amortization of intangible assets and favorable lease commitments	—	28,075	23,251	2,275	—	53,601
Other expenses (income)	—	12,687	—	(658)	—	12,029
Impairment charges	—	153,772	—	—	—	153,772
Operating earnings (loss)	—	(125,122)	22,290	7,760	—	(95,072)
Interest expense, net	—	146,069	(2,881)	3,092	—	146,280
Intercompany royalty charges (income)	—	76,444	(76,444)	—	—	—
Foreign currency loss (gain)	—	—	—	7,406	(7,406)	—
Equity in loss (earnings) of subsidiaries	140,582	(101,029)	—	—	(39,553)	—
Earnings (loss) before income taxes	(140,582)	(246,606)	101,615	(2,738)	46,959	(241,352)
Income tax expense (benefit)	—	(101,584)	—	(2,152)	2,966	(100,770)
Net earnings (loss)	$(140,582)	$(145,022)	$101,615	$(586)	$43,993	$(140,582)
Total other comprehensive earnings (loss), net of tax	4,640	10,720	—	(1,640)	(9,080)	4,640
Total comprehensive earnings (loss)	$(135,942)	$(134,302)	$101,615	$(2,226)	$34,913	$(135,942)

	Twenty-six weeks ended January 30, 2016
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,135,831	$425,696	$90,330	$—	$2,651,857
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,419,107	287,784	55,475	—	1,762,366
Selling, general and administrative expenses (excluding depreciation)	—	489,239	71,804	26,953	—	587,996
Income from credit card program	—	(26,758)	(2,866)	—	—	(29,624)
Depreciation expense	—	99,217	9,870	454	—	109,541
Amortization of intangible assets and favorable lease commitments	—	29,763	24,291	2,543	—	56,597
Other expenses	—	21,173	—	3,973	—	25,146
Operating earnings	—	104,090	34,813	932	—	139,835
Interest expense, net	—	143,043	(5,288)	5,425	—	143,180
Intercompany royalty charges (income)	—	78,755	(78,755)	—	—	—
Foreign currency loss (gain)	—	—	—	4,025	(4,025)	—
Equity in loss (earnings) of subsidiaries	2,654	(111,299)	—	—	108,645	—
Earnings (loss) before income taxes	(2,654)	(6,409)	118,856	(8,518)	(104,620)	(3,345)
Income tax expense (benefit)	—	(873)	—	(961)	1,143	(691)
Net earnings (loss)	$(2,654)	$(5,536)	$118,856	$(7,557)	$(105,763)	$(2,654)
Total other comprehensive earnings (loss), net of tax	(3,292)	7	—	(417)	410	(3,292)
Total comprehensive earnings (loss)	$(5,946)	$(5,529)	$118,856	$(7,974)	$(105,353)	$(5,946)

	Twenty-six weeks ended January 28, 2017
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$(140,582)	$(145,022)	$101,615	$(586)	$43,993	$(140,582)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	145,420	31,696	2,846	—	179,962
Impairment charges	—	153,772	—	—	—	153,772
Deferred income taxes	—	(86,627)	—	(2,747)	—	(89,374)
Other	—	(3,674)	(1,075)	9,796	(4,440)	607
Intercompany royalty income payable (receivable)	—	76,444	(76,444)	—	—	—
Equity in loss (earnings) of subsidiaries	140,582	(101,029)	—	—	(39,553)	—
Changes in operating assets and liabilities, net	—	76,232	(42,860)	(22,065)	—	11,307
Net cash provided by (used for) operating activities	—	115,516	12,932	(12,756)	—	115,692
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	—	(97,275)	(13,272)	(3,420)	—	(113,967)
Net cash used for investing activities	—	(97,275)	(13,272)	(3,420)	—	(113,967)
CASH FLOWS - FINANCING ACTIVITIES
Borrowings under Asset-Based Revolving Credit Facility	—	385,000	—	—	—	385,000
Repayment of borrowings	—	(394,713)	—	—	—	(394,713)
Debt issuance costs paid	—	(5,359)	—	—	—	(5,359)
Net cash used for financing activities	—	(15,072)	—	—	—	(15,072)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(53)	—	(53)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	3,169	(340)	(16,229)	—	(13,400)
Beginning balance	—	39,791	936	21,116	—	61,843
Ending balance	$—	$42,960	$596	$4,887	$—	$48,443

	Twenty-six weeks ended January 30, 2016
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$(2,654)	$(5,536)	$118,856	$(7,557)	$(105,763)	$(2,654)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	141,266	34,161	2,997	—	178,424
Deferred income taxes	—	(30,897)	—	(2,064)	—	(32,961)
Other	—	(2)	(5,812)	13,414	(2,882)	4,718
Intercompany royalty income payable (receivable)	—	78,755	(78,755)	—	—	—
Equity in loss (earnings) of subsidiaries	2,654	(111,299)	—	—	108,645	—
Changes in operating assets and liabilities, net	—	27,647	(6,008)	(50,383)	—	(28,744)
Net cash provided by (used for) operating activities	—	99,934	62,442	(43,593)	—	118,783
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	—	(130,505)	(22,912)	(343)	—	(153,760)
Acquisition of MyTheresa	—	—	—	(896)	—	(896)
Net cash used for investing activities	—	(130,505)	(22,912)	(1,239)	—	(154,656)
CASH FLOWS - FINANCING ACTIVITIES
Borrowings under Asset-Based Revolving Credit Facility	—	350,000	—	—	—	350,000
Repayment of borrowings	—	(329,713)	—	—	—	(329,713)
Intercompany notes payable (receivable)	—	—	(39,459)	39,459	—	—
Net cash provided by (used for) financing activities	—	20,287	(39,459)	39,459	—	20,287
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(470)	—	(470)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	(10,284)	71	(5,843)	—	(16,056)
Beginning balance	—	53,162	706	19,106	—	72,974
Ending balance	$—	$42,878	$777	$13,263	$—	$56,918

16.  Condensed Consolidating Financial Information (with respect to NMG's obligations under the 2028 Debentures)

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

	January 28, 2017
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$42,960	$5,483	$—	$48,443
Merchandise inventories	—	961,538	251,945	—	1,213,483
Other current assets	—	151,314	15,561	—	166,875
Total current assets	—	1,155,812	272,989	—	1,428,801
Property and equipment, net	—	1,448,157	152,659	—	1,600,816
Intangible assets, net	—	536,532	2,499,696	—	3,036,228
Goodwill	—	1,412,147	655,302	—	2,067,449
Other long-term assets	—	21,318	1,973	—	23,291
Investments in subsidiaries	809,811	3,411,988	—	(4,221,799)	—
Total assets	$809,811	$7,985,954	$3,582,619	$(4,221,799)	$8,156,585
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$370,409	$13,739	$—	$384,148
Accrued liabilities	—	365,610	144,019	—	509,629
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	765,445	157,758	—	923,203
Long-term liabilities:
Long-term debt	—	4,585,911	—	—	4,585,911
Deferred income taxes	—	1,203,983	7,805	—	1,211,788
Other long-term liabilities	—	620,804	5,068	—	625,872
Total long-term liabilities	—	6,410,698	12,873	—	6,423,571
Total member equity	809,811	809,811	3,411,988	(4,221,799)	809,811
Total liabilities and member equity	$809,811	$7,985,954	$3,582,619	$(4,221,799)	$8,156,585

	July 30, 2016
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$39,791	$22,052	$—	$61,843
Merchandise inventories	—	917,138	208,187	—	1,125,325
Other current assets	—	129,663	17,215	—	146,878
Total current assets	—	1,086,592	247,454	—	1,334,046
Property and equipment, net	—	1,440,968	147,153	—	1,588,121
Intangible assets, net	—	566,084	2,678,418	—	3,244,502
Goodwill	—	1,412,146	660,672	—	2,072,818
Other long-term assets	—	15,153	2,248	—	17,401
Investments in subsidiaries	943,131	3,541,121	—	(4,484,252)	—
Total assets	$943,131	$8,062,064	$3,735,945	$(4,484,252)	$8,256,888
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$257,047	$60,689	$—	$317,736
Accrued liabilities	—	373,108	119,538	—	492,646
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	659,581	180,227	—	839,808
Long-term liabilities:
Long-term debt	—	4,584,281	—	—	4,584,281
Deferred income taxes	—	1,285,829	10,964	—	1,296,793
Other long-term liabilities	—	589,242	3,633	—	592,875
Total long-term liabilities	—	6,459,352	14,597	—	6,473,949
Total member equity	943,131	943,131	3,541,121	(4,484,252)	943,131
Total liabilities and member equity	$943,131	$8,062,064	$3,735,945	$(4,484,252)	$8,256,888

	January 30, 2016
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$42,878	$14,040	$—	$56,918
Merchandise inventories	—	966,651	199,031	—	1,165,682
Other current assets	—	109,443	18,298	—	127,741
Total current assets	—	1,118,972	231,369	—	1,350,341
Property and equipment, net	—	1,397,017	135,550	—	1,532,567
Intangible assets, net	—	596,175	2,943,750	—	3,539,925
Goodwill	—	1,611,365	658,736	—	2,270,101
Other long-term assets	—	15,997	2,163	—	18,160
Investments in subsidiaries	1,407,908	3,745,163	—	(5,153,071)	—
Total assets	$1,407,908	$8,484,689	$3,971,568	$(5,153,071)	$8,711,094
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$242,549	$44,914	$—	$287,463
Accrued liabilities	—	387,720	138,592	—	526,312
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	659,695	183,506	—	843,201
Long-term liabilities:
Long-term debt	—	4,587,652	—	—	4,587,652
Deferred income taxes	—	1,391,529	14,295	—	1,405,824
Other long-term liabilities	—	437,905	28,604	—	466,509
Total long-term liabilities	—	6,417,086	42,899	—	6,459,985
Total member equity	1,407,908	1,407,908	3,745,163	(5,153,071)	1,407,908
Total liabilities and member equity	$1,407,908	$8,484,689	$3,971,568	$(5,153,071)	$8,711,094

	Thirteen weeks ended January 28, 2017
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,131,021	$264,555	$—	$1,395,576
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	795,422	187,043	—	982,465
Selling, general and administrative expenses (excluding depreciation)	—	254,906	52,812	—	307,718
Income from credit card program	—	(15,244)	(1,506)	—	(16,750)
Depreciation expense	—	52,895	4,318	—	57,213
Amortization of intangible assets and favorable lease commitments	—	13,643	12,681	—	26,324
Other expenses	—	4,564	647	—	5,211
Impairment charges	—	153,772	—	—	153,772
Operating earnings (loss)	—	(128,937)	8,560	—	(120,377)
Interest expense, net	—	73,979	218	—	74,197
Intercompany royalty charges (income)	—	42,440	(42,440)	—	—
Foreign currency loss (gain)	—	—	10,470	(10,470)	—
Equity in loss (earnings) of subsidiaries	117,069	(43,159)	—	(73,910)	—
Earnings (loss) before income taxes	(117,069)	(202,197)	40,312	84,380	(194,574)
Income tax expense (benefit)	—	(78,897)	(2,847)	4,239	(77,505)
Net earnings (loss)	$(117,069)	$(123,300)	$43,159	$80,141	$(117,069)
Total other comprehensive earnings (loss), net of tax	3,670	12,246	(2,345)	(9,901)	3,670
Total comprehensive earnings (loss)	$(113,399)	$(111,054)	$40,814	$70,240	$(113,399)

	Thirteen weeks ended January 30, 2016
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,215,117	$271,840	$—	$1,486,957
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	832,250	194,042	—	1,026,292
Selling, general and administrative expenses (excluding depreciation)	—	252,214	50,440	—	302,654
Income from credit card program	—	(14,872)	(1,465)	—	(16,337)
Depreciation expense	—	48,364	5,287	—	53,651
Amortization of intangible assets and favorable lease commitments	—	14,296	13,336	—	27,632
Other expenses	—	6,587	1,461	—	8,048
Operating earnings	—	76,278	8,739	—	85,017
Interest expense, net	—	71,412	83	—	71,495
Intercompany royalty charges (income)	—	43,932	(43,932)	—	—
Foreign currency loss (gain)	—	—	4,220	(4,220)	—
Equity in loss (earnings) of subsidiaries	(7,884)	(49,145)	—	57,029	—
Earnings (loss) before income taxes	7,884	10,079	48,368	(52,809)	13,522
Income tax expense (benefit)	—	5,217	(777)	1,198	5,638
Net earnings (loss)	$7,884	$4,862	$49,145	$(54,007)	$7,884
Total other comprehensive earnings (loss), net of tax	(3,620)	(205)	(393)	598	(3,620)
Total comprehensive earnings (loss)	$4,264	$4,657	$48,752	$(53,409)	$4,264

	Twenty-six weeks ended January 28, 2017
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,967,626	$507,057	$—	$2,474,683
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,339,960	342,400	—	1,682,360
Selling, general and administrative expenses (excluding depreciation)	—	480,846	103,468	—	584,314
Income from credit card program	—	(27,673)	(2,745)	—	(30,418)
Depreciation expense	—	105,081	9,016	—	114,097
Amortization of intangible assets and favorable lease commitments	—	28,075	25,526	—	53,601
Other expenses (income)	—	12,687	(658)	—	12,029
Impairment charges	—	153,772	—	—	153,772
Operating earnings (loss)	—	(125,122)	30,050	—	(95,072)
Interest expense, net	—	146,069	211	—	146,280
Intercompany royalty charges (income)	—	76,444	(76,444)	—	—
Foreign currency loss (gain)	—	—	7,406	(7,406)	—
Equity in loss (earnings) of subsidiaries	140,582	(101,029)	—	(39,553)	—
Earnings (loss) before income taxes	(140,582)	(246,606)	98,877	46,959	(241,352)
Income tax expense (benefit)	—	(101,584)	(2,152)	2,966	(100,770)
Net earnings (loss)	$(140,582)	$(145,022)	$101,029	$43,993	$(140,582)
Total other comprehensive earnings (loss), net of tax	4,640	10,720	(1,640)	(9,080)	4,640
Total comprehensive earnings (loss)	$(135,942)	$(134,302)	$99,389	$34,913	$(135,942)

	Twenty-six weeks ended January 30, 2016
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,135,831	$516,026	$—	$2,651,857
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,419,107	343,259	—	1,762,366
Selling, general and administrative expenses (excluding depreciation)	—	489,239	98,757	—	587,996
Income from credit card program	—	(26,758)	(2,866)	—	(29,624)
Depreciation expense	—	99,217	10,324	—	109,541
Amortization of intangible assets and favorable lease commitments	—	29,763	26,834	—	56,597
Other expenses	—	21,173	3,973	—	25,146
Operating earnings	—	104,090	35,745	—	139,835
Interest expense, net	—	143,043	137	—	143,180
Intercompany royalty charges (income)	—	78,755	(78,755)	—	—
Foreign currency loss (gain)	—	—	4,025	(4,025)	—
Equity in loss (earnings) of subsidiaries	2,654	(111,299)	—	108,645	—
Earnings (loss) before income taxes	(2,654)	(6,409)	110,338	(104,620)	(3,345)
Income tax expense (benefit)	—	(873)	(961)	1,143	(691)
Net earnings (loss)	$(2,654)	$(5,536)	$111,299	$(105,763)	$(2,654)
Total other comprehensive earnings (loss), net of tax	(3,292)	7	(417)	410	(3,292)
Total comprehensive earnings (loss)	$(5,946)	$(5,529)	$110,882	$(105,353)	$(5,946)

	Twenty-six weeks ended January 28, 2017
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$(140,582)	$(145,022)	$101,029	$43,993	$(140,582)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	—	145,420	34,542	—	179,962
Impairment charges	—	153,772	—	—	153,772
Deferred income taxes	—	(86,627)	(2,747)	—	(89,374)
Other	—	(3,674)	8,721	(4,440)	607
Intercompany royalty income payable (receivable)	—	76,444	(76,444)	—	—
Equity in loss (earnings) of subsidiaries	140,582	(101,029)	—	(39,553)	—
Changes in operating assets and liabilities, net	—	76,232	(64,925)	—	11,307
Net cash provided by operating activities	—	115,516	176	—	115,692
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(97,275)	(16,692)	—	(113,967)
Net cash used for investing activities	—	(97,275)	(16,692)	—	(113,967)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Asset-Based Revolving Credit Facility	—	385,000	—	—	385,000
Repayment of borrowings	—	(394,713)	—	—	(394,713)
Debt issuance costs paid	—	(5,359)	—	—	(5,359)
Net cash used for financing activities	—	(15,072)	—	—	(15,072)
Effect of exchange rate changes on cash and cash equivalents	—	—	(53)	—	(53)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	3,169	(16,569)	—	(13,400)
Beginning balance	—	39,791	22,052	—	61,843
Ending balance	$—	$42,960	$5,483	$—	$48,443

	Twenty-six weeks ended January 30, 2016
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$(2,654)	$(5,536)	$111,299	$(105,763)	$(2,654)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	141,266	37,158	—	178,424
Deferred income taxes	—	(30,897)	(2,064)	—	(32,961)
Other	—	(2)	7,602	(2,882)	4,718
Intercompany royalty income payable (receivable)	—	78,755	(78,755)	—	—
Equity in loss (earnings) of subsidiaries	2,654	(111,299)	—	108,645	—
Changes in operating assets and liabilities, net	—	27,647	(56,391)	—	(28,744)
Net cash provided by (used for) operating activities	—	99,934	18,849	—	118,783
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(130,505)	(23,255)	—	(153,760)
Acquisition of MyTheresa	—	—	(896)	—	(896)
Net cash used for investing activities	—	(130,505)	(24,151)	—	(154,656)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Asset-Based Revolving Credit Facility	—	350,000	—	—	350,000
Repayment of borrowings	—	(329,713)	—	—	(329,713)
Net cash provided by (used for) financing activities	—	20,287	—	—	20,287
Effect of exchange rate changes on cash and cash equivalents	—	—	(470)	—	(470)
CASH AND CASH EQUIVALENTS
Decrease during the period	—	(10,284)	(5,772)	—	(16,056)
Beginning balance	—	53,162	19,812	—	72,974
Ending balance	$—	$42,878	$14,040	$—	$56,918

17.       Subsequent Events

On March 10, 2017, the Board of Directors of Parent designated certain of our subsidiaries as “Unrestricted Subsidiaries” for purposes of the indenture governing the Cash Pay Notes and the indenture governing the PIK Toggle Notes. The subsidiaries designated as Unrestricted Subsidiaries principally are composed of the entities through which we conduct the operations of MyTheresa and through which we hold certain of our properties located in McLean, Virginia, San Antonio, Texas and Longview, Texas (together, the "Properties"). These subsidiaries were previously or simultaneously designated as “Unrestricted Subsidiaries” under the Asset-Based Revolving Credit Facility and the Senior Secured Term Loan Facility.
Pursuant to the terms of the indentures governing the Cash Pay Notes and the PIK Toggle Notes, we are presenting the certain financial information with respect to the Company and its restricted subsidiaries and the “Unrestricted Subsidiaries” as follows:

•
The financial results as of and for the twenty-six weeks ended January 28, 2017 of the MyTheresa entities that have been designated as “Unrestricted Subsidiaries” are substantially the same as the financial information presented for “Non-Guarantor Subsidiaries” in Note 15 of the Notes to Condensed Consolidated Financial Statements.

•
The Unrestricted Subsidiary through which we now hold the Properties had no operations during the twenty-six weeks ended January 28, 2017. Subsequent to March 10, 2017, the revenues and net earnings associated with such entity will be primarily comprised of lease payments of approximately $5 million per year that will be made by the Company or one of its restricted subsidiaries to such Unrestricted Subsidiary (and therefore will result in a corresponding increase in rent expense for the Company and its restricted subsidiaries) pursuant to a lease agreement between such Unrestricted Subsidiary and the Company. The leases have an average term of 13 years, each with options to renew for two additional five-year periods. At January 28, 2017, the book value of the assets related to the Properties was approximately $98 million (which correspondingly reduces the total assets of the Company and its restricted subsidiaries) and there were no liabilities related to the Properties.

We are undertaking a process to explore and evaluate potential strategic alternatives, which may include the sale of the Company or other assets, or other initiatives to optimize our capital structure, as well as a number of other alternatives. We will conduct this evaluation with the assistance of financial advisors. We cannot provide assurance that the exploration of strategic alternatives will result in the completion of any transaction or other alternative, or regarding the possible terms or form of any such transaction or alternative. A timetable for the completion of the evaluation process has not been set and we do not expect to comment further unless and until a specific transaction is approved by our Board of Directors or we otherwise decide further disclosure is appropriate or required.

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

•
the significance of the portion of our revenues from our stores in four states, which exposes us to catastrophic occurrences and economic circumstances unique to those states, such as the impact of fluctuations in the global prices of crude oil in our Texas markets;

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

•	our dependence on positive perceptions of our company, which, if eroded, could adversely affect our customer, employee and vendor relationships;

•	the loss of, or disruption in, one or more of our distribution facilities, which could adversely affect our business and operations;

•	inflation and foreign currency fluctuations, primarily fluctuations in the U.S. dollar against the Euro and British pound, which could adversely affect our results of operations;

•	our failure to comply with, or developments in, laws, rules or regulations, which could affect our business or results of operations;

•
our substantial indebtedness, which could adversely affect our business, financial condition, results of operations, credit ratings and ability to obtain additional debt financing, and our ability to fulfill our obligations with respect to such indebtedness;

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

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  All references to (i) the second quarter of fiscal year 2017 relate to the thirteen weeks ended January 28, 2017, (ii) the second quarter of fiscal year 2016 relate to the thirteen weeks ended January 30, 2016, (iii) year-to-date fiscal 2017 relate to the twenty-six weeks ended January 28, 2017 and (iv) year-to-date fiscal 2016 relate to the twenty-six weeks ended January 30, 2016.

Certain amounts presented in tables are subject to rounding adjustments and, as a result, the totals in such tables may not sum.

Strategic Growth Initiatives

We are investing in strategies to grow our revenues and profits. In October 2014, we acquired MyTheresa to expand our international footprint. Additional strategies we are pursuing include:

•
capital investments to remodel our existing stores as well as to open new stores in select markets such as Fort Worth, Texas (opened in February 2017) and New York City (currently scheduled to open in fiscal year 2019);

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

In the first quarter of fiscal year 2017, we launched NMG One, an integrated merchandising and distribution system designed to enable us to purchase, share, manage and sell our inventories across our omni-channel operations more efficiently. The implementation of NMG One was significant in scale and complexity, and during the first and second quarters of fiscal year 2017, we have experienced and continue to experience issues with respect to the functionality and capabilities of certain portions of the new system. These issues primarily relate to the processing of inventory receipts at our distribution centers, the timely payment of certain merchandise receipts, the transfer of inventories to our stores and the presentation of inventories on our websites. These issues have prevented us from fulfilling certain customer demand in both our stores and websites.

As a result of these implementation issues, we believe:

•our revenues have been adversely impacted;

•incremental markdowns have been incurred;

•higher provisions for estimated inventory shrinkage have been required;

•additional incremental costs, primarily for consulting services, have been incurred; and

•significant internal resources have been allocated to address these issues.

Based on available data, we estimate that these issues resulted in unrealized revenues of approximately $25 to $30 million in the second quarter of fiscal year 2017 and $55 to $65 million during year-to-date fiscal 2017. However, we believe the full impact of the NMG One implementation issues on our revenues is likely greater because there are a number of ways in which our business has been disrupted that we cannot directly track or measure.

The implementation of NMG One, as well as the identification and the remediation of the issues experienced to date, is ongoing. We expect that these issues will continue to affect our revenues and operating results until resolved, which we expect to occur by the end of fiscal year 2017. These issues have also affected our financial reporting processes and required us to apply supplemental and manual controls to provide adequate control over financial reporting. See "Item 4. Controls and Procedures — Changes in Internal Control over Financial Reporting."

Summary of Results of Operations

A summary of our results of operations is as follows:

•
Revenues — Our revenues for the second quarter of fiscal year 2017 were $1,395.6 million, a decrease of 6.1% compared to the second quarter of fiscal year 2016. Comparable revenues for the second quarter of fiscal year 2017 decreased 6.8% compared to the second quarter of fiscal year 2016. Our year-to-date fiscal 2017 revenues were $2,474.7 million, a decrease of 6.7% compared to year-to-date fiscal 2016. Comparable revenues for year-to-date fiscal 2017 decreased 7.3% compared to year-to-date fiscal 2016.

We believe the lower levels of revenues in the second quarter of fiscal year 2017 and year-to-date fiscal 2017 compared to the corresponding periods of fiscal year 2016 were impacted by a number of factors, including:

•	uncertainty and volatility in domestic and global economic conditions;

•	the strength of the U.S. dollar against international currencies, most notably the Euro and British pound, and a resulting decrease in tourism and spending by international customers;

•
the continuation of low global prices for crude oil and the resulting impact on stakeholders in the oil and gas industries, particularly in the Texas markets in which we have a significant presence; and

•	implementation and conversion issues with respect to NMG One, which prevented us from fulfilling certain customer demand both in our stores and websites.

•
Cost of Goods Sold Including Buying and Occupancy Costs (Excluding Depreciation) ("COGS") — Compared to the corresponding periods of the prior year, COGS as a percentage of revenues increased 140 basis points in the second quarter of fiscal year 2017 and 150 basis points in year-to-date fiscal 2017. The increases in COGS, as a percentage of revenues, were primarily attributable to:

•
decreased product margins due primarily to (i) higher markdowns and promotional costs incurred on lower than expected revenues and (ii) higher requirements for estimated inventory shrinkage as a result of implementation issues experienced in connection with NMG One; and

•	the deleveraging of buying and occupancy costs.

At January 28, 2017, consolidated inventories totaled $1,213.5 million, a 4.1% increase from January 30, 2016.  We have and will continue to work aggressively to align our inventory levels and purchases with anticipated future customer demand.

•
Selling, General and Administrative Expenses (Excluding Depreciation) ("SG&A") — Compared to the corresponding periods of the prior year, SG&A as a percentage of revenues increased 160 basis points in the second quarter of fiscal year 2017 and 140 basis points in year-to-date fiscal 2017. The higher levels of SG&A expenses, as a percentage of revenues, were primarily attributable to:

•	the deleveraging of a significant portion of our SG&A expenses, primarily payroll, benefits and selling costs;

•
higher levels of expenses incurred in connection with our strategic initiatives, including investments in technology, costs related to the opening of new stores, the remodeling of existing stores and the growth of our international revenues through MyTheresa; and

•	higher levels of credit card chargebacks.

•
Impairment Charges — Based upon (i) the continuation of adverse economic and business trends, (ii) revisions to our anticipated future operating results and (iii) increases in the weighted average cost of capital used in estimating the fair value of our tradenames and our reporting units under a discounted cash flow model, we determined certain of our tradenames, property and equipment and other definite-lived intangible assets to be impaired and recorded impairment charges in the second quarter of fiscal year 2017 aggregating $153.8 million.

Liquidity — Net cash provided by our operating activities was $115.7 million in year-to-date fiscal 2017 compared to $118.8 million in year-to-date fiscal 2016.  We held cash balances of $48.4 million at January 28, 2017 compared to $56.9 million at January 30, 2016.  At January 28, 2017, we had $170.0 million of borrowings outstanding under the Asset-Based Revolving Credit Facility, $1.8 million of outstanding letters of credit and $638.3 million of unused borrowing availability. We believe that cash generated from our operations along with our existing cash balances and available sources of financing will enable us to meet our anticipated cash obligations during the next 12 months.

Outlook — Economic conditions in the luxury retail industry have been and will continue to be impacted by a number of factors, including the rate of economic growth, uncertainty and volatility in domestic and global economic conditions, fluctuations in the exchange rate of the U.S. dollar against international currencies, most notably the Euro and British pound, fluctuations in crude oil and fuel prices, uncertainty regarding governmental spending and tax policies and overall consumer confidence. We believe such factors are currently negatively impacting our operations and may continue to have an adverse impact on our future results of operations. As a result, we intend to operate our business and manage our cash requirements in a way that balances these economic conditions and current business trends with our long-term initiatives and growth strategies.

We are undertaking a process to explore and evaluate potential strategic alternatives, which may include the sale of the Company or other assets, or other initiatives to optimize our capital structure, as well as a number of other alternatives. We will conduct this evaluation with the assistance of financial advisors. We cannot provide assurance that the exploration of strategic alternatives will result in the completion of any transaction or other alternative, or regarding the possible terms or form of any such transaction or alternative. A timetable for the completion of the evaluation process has not been set and we do not expect to comment further unless and until a specific transaction is approved by our Board of Directors or we otherwise decide further disclosure is appropriate or required.

Results of Operations

Performance Summary

The following table sets forth certain items expressed as percentages of revenues for the periods indicated:

	Thirteen weeks ended		Twenty-six weeks ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs (excluding depreciation)	70.4	69.0	68.0	66.5
Selling, general and administrative expenses (excluding depreciation)	22.0	20.4	23.6	22.2
Income from credit card program	(1.2)	(1.1)	(1.2)	(1.1)
Depreciation expense	4.1	3.6	4.6	4.1
Amortization of intangible assets	0.9	0.9	1.1	1.1
Amortization of favorable lease commitments	1.0	0.9	1.1	1.0
Other expenses	0.4	0.5	0.5	0.9
Impairment charges	11.0	—	6.2	—
Operating earnings (loss)	(8.6)	5.7	(3.8)	5.3
Interest expense, net	5.3	4.8	5.9	5.4
Earnings (loss) before income taxes	(13.9)	0.9	(9.8)	(0.1)
Income tax expense (benefit)	(5.6)	0.4	(4.1)	—
Net earnings (loss)	(8.4)%	0.5%	(5.7)%	(0.1)%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated:

	Thirteen weeks ended		Twenty-six weeks ended
(dollars in millions, except sales per square foot and store count)	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016

Change in comparable revenues (1)
Total revenues	(6.8)%	(2.4)%	(7.3)%	(3.8)%
Online revenues	(0.5)%	5.7%	(0.3)%	4.8%

Store count
Neiman Marcus and Bergdorf Goodman full-line stores open at end of period	44	43	44	43
Last Call stores open at end of period	41	42	41	42

Sales per square foot (2)	$149	$165	$267	$298
Percentage of revenues transacted online	31.4%	29.6%	30.5%	28.5%

Capital expenditures (3)	$48.5	$78.8	$114.0	$153.8
Depreciation expense	57.2	53.7	114.1	109.5
Rent expense and related occupancy costs	29.1	30.5	56.1	58.9

Non-GAAP financial measures (4)
EBITDA	$(36.8)	$166.3	$72.6	$306.0
Adjusted EBITDA	$126.8	$183.0	$249.7	$347.3

(1)
Comparable revenues include (i) revenues derived from our retail stores open for more than fifty-two weeks, including stores that have been relocated or expanded, and (ii) revenues from our online operations.  Comparable revenues exclude revenues of closed stores, including our Last Call store in Primm, Nevada, which we closed in January 2016, and our Last Call store in Ontario Mills, California, which we closed in January 2017. As MyTheresa was acquired in October 2014, comparable revenues for the first quarter of fiscal year 2016 exclude revenues from MyTheresa. Comparable revenues for fiscal year 2016 include revenues from MyTheresa beginning in the second quarter of fiscal year 2016.

(2)
Sales per square foot are calculated as revenues of our Neiman Marcus and Bergdorf Goodman full-line stores for the applicable period divided by weighted average square footage.  Weighted average square footage includes a percentage of period-end square footage for new and closed stores equal to the percentage of the period during which they were open.

(3)
Amounts represent gross capital expenditures and exclude developer contributions of $24.8 million for the thirteen weeks ended January 28, 2017, $7.4 million for the thirteen weeks ended January 30, 2016, $32.5 million for the twenty-six weeks ended January 28, 2017 and $18.1 million for the twenty-six weeks ended January 30, 2016.

(4)	For an explanation of EBITDA and Adjusted EBITDA as measures of our operating performance and a reconciliation to net earnings (loss), see “— Non-GAAP Financial Measures.”

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

•	the performance of the financial, equity and credit markets;

•	consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt and consumer behaviors towards incurring and paying debt;

•	our ability to anticipate, identify and respond effectively to changing consumer demands, fashion trends and consumer shopping preferences and acquire goods meeting customers’ tastes and preferences;

•	national and global geo-political uncertainty;

•	the strength of the U.S. dollar against international currencies, most notably the Euro and British pound, and a resulting decrease in tourism and spending by international customers;

•	the continuation of low global prices for crude oil and the resulting impact on stakeholders in the oil and gas industries, particularly in the Texas markets in which we have a significant presence;

•	changes in prices for commodities and energy, including fuel;

•	current and expected tax rates and policies;

•	changes in the level of consumer spending generally and, specifically, on luxury goods;

•	changes in the level of full-price sales;

•	changes in the level and timing of promotional events conducted;

•	changes in the level of delivery and processing revenues collected from our customers;

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

Inventory costs are also decreased by charges to cost of goods sold for estimates of shrinkage that has occurred between physical count dates.

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise.  These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor.  Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise.  These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold.  We received vendor allowances of $40.3 million, or 2.9% of revenues, in the second quarter of fiscal year 2017, $47.5 million, or 3.2% of revenues, in the second quarter of fiscal year 2016, $41.5 million, or 1.7% of revenues, in year-to-date fiscal 2017 and $52.1 million, or 2.0% of revenues, in year-to-date fiscal 2016. The amounts of vendor allowances we receive fluctuate based partially on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during year-to-date fiscal 2017 and 2016.

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

Advertising costs consist primarily of (i) online marketing costs, (ii) advertising costs incurred related to the production of the photographic content for our websites and (iii) costs incurred related to the production, printing and distribution of our print catalogs and other promotional materials mailed to our customers.  We receive advertising allowances from certain of our merchandise vendors.  Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media and digital media.  Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned.  Advertising allowances were approximately $10.6 million, or 0.8% of revenues, in the second quarter of fiscal year 2017, $10.3 million, or 0.7% of revenues, in the second quarter of fiscal year 2016, $29.1 million, or 1.2% of revenues, in year-to-date fiscal 2017 and $31.6 million, or 1.2% of revenues, in year-to-date fiscal 2016.

We also receive allowances from certain merchandise vendors in connection with compensation programs for employees who sell the vendor’s merchandise.  These allowances are netted against the related compensation expenses that we incur.  Amounts received from vendors related to compensation programs were $16.2 million, or 1.2% of revenues, in the second quarter of fiscal year 2017, $17.8 million, or 1.2% of revenues, in the second quarter of fiscal year 2016, $32.7 million, or 1.3% or revenues, in year-to-date fiscal 2017 and $35.9 million, or 1.4%, of revenues, in year-to-date fiscal 2016.

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

We receive payments from Capital One based on sales transacted on our proprietary credit cards.  We recognize income from our credit card program when earned.  In the future, the income from our credit card program may:

•	increase or decrease based upon the level of utilization of our proprietary credit cards by our customers;

•	increase or decrease based upon the overall profitability and performance of the credit card portfolio due to the level of bad debts incurred or changes in interest rates, among other factors;

•	decrease based upon contractual changes to our allocable share of the profits generated by the credit card portfolio triggered by credit ratings as determined by various rating agencies;

•
increase or decrease based upon future changes to our credit card program in response to changes in regulatory requirements or other changes related to, among other things, the interest rates applied to unpaid balances and the assessment of late fees; and

•	decrease based upon the level of future marketing and other services we provide to Capital One.

Impairment of Indefinite-lived Intangible Assets, Goodwill and Long-lived Assets. We assess the recoverability of the carrying values of indefinite-lived intangible assets and goodwill as well as our store assets, consisting of property and equipment, customer lists and favorable lease commitments, annually in the fourth quarter of each fiscal year and upon the occurrence of certain events. These impairment assessments are performed for each of our four reporting units — Neiman Marcus, Bergdorf Goodman, Last Call and MyTheresa.

Since fiscal year 2016, we have experienced declines in our operating results and we believe our operating results have been adversely impacted by a number of factors including, among other things:

•	volatility in domestic and global economic conditions;

•	national and global geo-political uncertainty;

•	the strength of the U.S. dollar against international currencies, most notably the Euro and British pound, and a resulting decrease in tourism and spending by international customers; and

•	the continuation of low global prices for crude oil and the resulting impact on stakeholders in the oil and gas industries, particularly in the Texas markets in which we have a significant presence.

Based upon our assessment of economic conditions, our expectations of future business conditions and trends and our projected revenues, earnings and cash flows, we determined that impairment charges were required to state certain of our intangible and long-lived assets, primarily related to our Neiman Marcus brand, to their estimated fair value as of the fourth quarter of fiscal year 2016. Accordingly, we recorded impairment charges in the fourth quarter of fiscal year 2016 of $466.2 million.

In the second quarter of fiscal year 2017, we concluded that it was appropriate to assess the recoverability of the carrying values of our indefinite-lived intangible assets and goodwill as well as our store assets as a result of (i) the continuation of adverse economic and business trends, (ii) revisions to our anticipated future operating results and (iii) increases in the weighted average cost of capital used in estimating the fair value of our tradenames and our reporting units under a discounted cash flow model. In the second quarter of fiscal year 2017, we recorded impairment charges of $153.8 million to state certain of our intangible and long-lived assets, primarily related to our Neiman Marcus brand, to their estimated fair value. We continue to undertake initiatives to help drive revenues and streamline business activities and will continue to closely monitor our financial condition and results of operations. However, there is a risk that we may continue to experience challenging economic conditions and operating pressures, which in turn could increase the risk of additional impairment charges in future periods.

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

Results of Operations for the Thirteen Weeks Ended January 28, 2017 Compared to the Thirteen Weeks Ended January 30, 2016

Revenues.  Our revenues for the second quarter of fiscal year 2017 of $1,395.6 million decreased by $91.4 million, or 6.1%, from $1,487.0 million in the second quarter of fiscal year 2016. Comparable revenues for the second quarter of fiscal year 2017 were $1,385.0 million compared to $1,485.4 million in the second quarter of fiscal year 2016, representing a decrease of 6.8%.

We believe the lower levels of revenues in the second quarter of fiscal year 2017 compared to the second quarter of fiscal year 2016 were impacted by a number of factors, including:

•uncertainty and volatility in domestic and global economic conditions;

•	the strength of the U.S. dollar against international currencies, most notably the Euro and British pound, and a resulting decrease in tourism and spending by international customers;

•
the continuation of low global prices for crude oil and the resulting impact on stakeholders in the oil and gas industries, particularly in the Texas markets in which we have a significant presence; and

•	implementation and conversion issues with respect to NMG One, which prevented us from fulfilling certain customer demand both in our stores and websites.

In addition, revenues generated by our online operations were $438.3 million, or 31.4% of consolidated revenues. Comparable revenues from our online operations for the second quarter of fiscal year 2017 decreased 0.5% from the second quarter of the prior year.

Cost of Goods Sold Including Buying and Occupancy Costs (Excluding Depreciation). COGS as a percentage of revenues increased to 70.4% of revenues in the second quarter of fiscal year 2017 from 69.0% of revenues in the second quarter of fiscal year 2016. Compared to the prior year, COGS as a percentage of revenues increased by 140 basis points due primarily to:

•
decreased product margins of approximately 110 basis points due primarily to (i) higher markdowns and promotional costs incurred on lower than expected revenues and (ii) higher requirements for estimated inventory shrinkage as a result of implementation issues experienced in connection with NMG One; and

•	the deleveraging of buying and occupancy costs of approximately 20 basis points.

Selling, General and Administrative Expenses (Excluding Depreciation).  SG&A expenses as a percentage of revenues increased to 22.0% of revenues in the second quarter of fiscal year 2017 compared to 20.4% of revenues in the second quarter of fiscal year 2016.  SG&A expenses as a percentage of revenues increased by 160 basis points in the second quarter of fiscal year 2017 due primarily to:

•	the deleveraging of a significant portion of our SG&A expenses, primarily payroll, benefits and selling costs, of approximately 130 basis points on the lower level of revenues;

•
higher levels of expenses of approximately 20 basis points incurred in connection with our strategic initiatives, including investments in technology, costs related to the opening of new stores, the remodeling of existing stores and the growth of our international revenues through MyTheresa; and

•	higher levels of credit card chargebacks of approximately 20 basis points.
Income From Credit Card Program.  Income from our credit card program was $16.8 million, or 1.2% of revenues, in the second quarter of fiscal year 2017 compared to $16.3 million, or 1.1% of revenues, in the second quarter of fiscal year 2016. Compared to the prior year, income from our credit card program as a percentage of revenues increased by 10 basis points due primarily to an increase in the overall profitability of the credit card portfolio.

Depreciation and Amortization Expenses.  Depreciation expense was $57.2 million, or 4.1% of revenues, in the second quarter of fiscal year 2017 compared to $53.7 million, or 3.6% of revenues, in the second quarter of fiscal year 2016. The increase in depreciation expense in the second quarter of fiscal year 2017 compared to the second quarter of the prior fiscal year was driven by a higher level of capital spending since the Acquisition related to new stores, store remodels and omni-channel initiatives.

Amortization of intangible assets (primarily customer lists and favorable lease commitments) was $26.3 million, or 1.9% of revenues, in the second quarter of fiscal year 2017 compared to $27.6 million, or 1.9% of revenues, in the second quarter of fiscal year 2016.

Other Expenses.  Other expenses for the second quarter of fiscal year 2017 were $5.2 million, or 0.4% of revenues, compared to $8.0 million, or 0.5% of revenues, in the second quarter of fiscal year 2016. Other expenses consisted of the following components:

	Thirteen weeks ended
(in millions)	January 28, 2017	January 30, 2016

Expenses incurred in connection with strategic growth initiatives	$1.9	$3.9
MyTheresa acquisition costs	1.3	1.8
Other expenses	2.0	2.4
Total	$5.2	$8.0

We incurred professional fees and other costs in connection with our Organizing for Growth and NMG One strategic growth initiatives aggregating $1.9 million in the second quarter of fiscal year 2017 and $3.9 million in the second quarter of fiscal year 2016. In connection with Organizing for Growth, we eliminated approximately 90 positions on August 18, 2016 and approximately 500 positions on October 1, 2015 across our stores, divisions and facilities.

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. Acquisition costs consisted primarily of professional fees as well as adjustments of our earn-out obligations to estimated fair value at each reporting date.

Impairment Charges. In the second quarter of fiscal year 2017, we concluded that it was appropriate to assess the recoverability of the carrying values of our indefinite-lived intangible assets and goodwill as well as our store assets as a result of (i) the continuation of adverse economic and business trends, (ii) revisions to our anticipated future operating results and (iii) increases in the weighted average cost of capital used in estimating the fair value of our tradenames and our reporting units under a discounted cash flow model. In the second quarter of fiscal year 2017, we recorded impairment charges of $153.8 million to state certain of our intangible and long-lived assets, primarily related to our Neiman Marcus brand, to their estimated fair value.

Interest Expense, net.  Net interest expense was $74.2 million in the second quarter of fiscal year 2017 and $71.5 million for the second quarter of fiscal year 2016. The significant components of interest expense are as follows:

	Thirteen weeks ended
(in millions)	January 28, 2017	January 30, 2016

Asset-Based Revolving Credit Facility	$1.4	$0.7
Senior Secured Term Loan Facility	32.0	31.1
Cash Pay Notes	19.2	19.2
PIK Toggle Notes	13.1	13.1
2028 Debentures	2.2	2.2
Amortization of debt issue costs	6.1	6.1
Capitalized interest	(1.5)	(1.7)
Other, net	1.7	0.7
Interest expense, net	$74.2	$71.5

Income Tax Expense (Benefit).  Our effective income tax rate was 39.8% on the loss for the second quarter of fiscal year 2017 and 41.7% on the earnings for the second quarter of fiscal year 2016.

Our effective income tax rate on the loss for the second quarter of fiscal year 2017 exceeded the federal statutory tax rate of 35% due primarily to state income taxes.

Our effective income tax rate on the earnings for the second quarter of fiscal year 2016 exceeded the federal statutory tax rate due primarily to:

•	state income taxes; and

•	the non-deductible portion of transaction and other costs incurred in connection with the MyTheresa acquisition; partially offset by

•	reductions in our estimated tax reserves due to the expiration of statute limitations.

Results of Operations for the Twenty-six Weeks Ended January 28, 2017 Compared to the Twenty-six Weeks Ended January 30, 2016

Revenues.  Our revenues for year-to-date fiscal 2017 of $2,474.7 million decreased by $177.2 million, or 6.7%, from $2,651.9 million in year-to-date fiscal 2016.  Comparable revenues for year-to-date fiscal 2017 were $2,455.6 million compared to $2,649.0 million in year-to-date fiscal 2016, representing a decrease of 7.3%. Changes in comparable revenues for our last six fiscal quarters were:

Fiscal year 2017
Second quarter	(6.8)%
First quarter	(8.0)%

Fiscal year 2016
Fourth quarter	(4.1)
Third quarter	(5.0)
Second quarter	(2.4)
First quarter	(5.6)

In the last six quarters ended January 28, 2017, we generated negative comparable revenue increases. We believe the lower levels of revenues in year-to-date fiscal 2017 compared to year-to-date fiscal 2016 were impacted by a number of factors, including:

•uncertainty and volatility in domestic and global economic conditions;

•	the strength of the U.S. dollar against international currencies, most notably the Euro and British pound, and a resulting decrease in tourism and spending by international customers;

•
the continuation of low global prices for crude oil and the resulting impact on stakeholders in the oil and gas industries, particularly in the Texas markets in which we have a significant presence; and

•	implementation and conversion issues with respect to NMG One, which prevented us from fulfilling certain customer demand both in our stores and websites.

In addition, revenues generated by our online operations were $753.7 million, or 30.5% of consolidated revenues. Comparable revenues from our online operations in year-to-date fiscal 2017 decreased 0.3% from the prior year fiscal period.

Cost of Goods Sold Including Buying and Occupancy Costs (Excluding Depreciation). COGS as a percentage of revenues increased to 68.0% of revenues in year-to-date fiscal 2017 from 66.5% of revenues in year-to-date fiscal 2016. Compared to the prior year, COGS as a percentage of revenues increased by 150 basis points due primarily to:

•
decreased product margins of approximately 120 basis points due primarily to (i) higher markdowns and promotional costs incurred on lower than expected revenues and (ii) higher requirements for estimated inventory shrinkage as a result of implementation issues experienced in connection with NMG One; and

•	the deleveraging of buying and occupancy costs of approximately 30 basis points.
Selling, General and Administrative Expenses (Excluding Depreciation).  SG&A expenses as a percentage of revenues increased to 23.6% of revenues in year-to-date fiscal 2017 compared to 22.2% of revenues in year-to-date fiscal 2016.  SG&A expenses as a percentage of revenues increased by 140 basis points in year-to-date fiscal 2017 due primarily to:

•	the deleveraging of a significant portion of our SG&A expenses, primarily payroll, benefits and selling costs, of approximately 100 basis points on the lower level of revenues;

•
higher levels of expenses of approximately 30 basis points incurred in connection with our strategic initiatives, including investments in technology, costs related to the opening of new stores, the remodeling of existing stores and the growth of our international revenues through MyTheresa; and

•	higher levels of credit card chargebacks of approximately 20 basis points.
Income From Credit Card Program.  Income from our credit card program was $30.4 million, or 1.2% of revenues, in year-to-date fiscal 2017 compared to $29.6 million, or 1.1% of revenues, in year-to-date fiscal 2016. Compared to the prior year, income from our credit card program as a percentage of revenues increased by 10 basis points due primarily to an increase in the overall profitability of the credit card portfolio.

Depreciation and Amortization Expenses.  Depreciation expense was $114.1 million, or 4.6% of revenues, in year-to-date fiscal 2017 compared to $109.5 million, or 4.1% of revenues, in year-to-date fiscal 2016. The increase in depreciation expense in year-to-date fiscal 2017 compared to year-to-date fiscal 2016 was driven by a higher level of capital spending since the Acquisition related to new stores, store remodels and omni-channel initiatives.

Amortization of intangible assets (primarily customer lists and favorable lease commitments) was $53.6 million, or 2.2% of revenues, in year-to-date fiscal 2017 compared to $56.6 million, or 2.1% of revenues, in year-to-date fiscal 2016.

Other Expenses.  Other expenses for year-to-date fiscal 2017 aggregated $12.0 million, or 0.5% of revenues, compared to $25.1 million, or 0.9% of revenues, in year-to-date fiscal 2016.  Other expenses consisted of the following components:

	Twenty-six weeks ended
(in millions)	January 28, 2017	January 30, 2016

Expenses incurred in connection with strategic growth initiatives	$8.5	$18.3
MyTheresa acquisition costs	0.7	4.3
Other expenses	2.8	2.5
Total	$12.0	$25.1

We incurred professional fees and other costs in connection with our Organizing for Growth and NMG One strategic growth initiatives aggregating $8.5 million in year-to-date fiscal 2017 and $18.3 million in year-to-date fiscal 2016. In connection with Organizing for Growth, we eliminated approximately 90 positions on August 18, 2016 and approximately 500 positions on October 1, 2015 across our stores, divisions and facilities. We incurred severance costs of $3.3 million in year-to-date fiscal 2017 and $10.2 million in year-to-date fiscal 2016.

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. Acquisition costs consisted primarily of professional fees as well as adjustments of our earn-out obligations to estimated fair value at each reporting date.

Impairment Charges. In the second quarter of fiscal year 2017, we recorded impairment charges of $153.8 million to state certain of our intangible and long-lived assets, primarily related to our Neiman Marcus brand, to their estimated fair value.

Interest Expense, net.  Net interest expense was $146.3 million, or 5.9% of revenues, in year-to-date fiscal 2017 and $143.2 million, or 5.4% of revenues, in year-to-date fiscal 2016. The significant components of interest expense are as follows:

	Twenty-six weeks ended
(in millions)	January 28, 2017	January 30, 2016

Asset-Based Revolving Credit Facility	$2.6	$1.6
Senior Secured Term Loan Facility	62.8	62.3
Cash Pay Notes	38.4	38.4
PIK Toggle Notes	26.3	26.3
2028 Debentures	4.5	4.5
Amortization of debt issue costs	12.3	12.3
Capitalized interest	(3.2)	(3.3)
Other, net	2.8	1.2
Interest expense, net	$146.3	$143.2

Income Tax Expense (Benefit).  Our effective income tax rate was 41.8% on the loss for year-to-date fiscal 2017 and 20.7% on the loss for year-to-date fiscal 2016. Our effective income tax rate on the loss for year-to-date fiscal 2017 exceeded the federal statutory tax rate due primarily to:

•	state income taxes;

•	the non-deductible portion of transaction and other costs incurred in connection with the MyTheresa acquisition; and

•	the benefit associated with the release of certain tax reserves for settled tax matters.

Our effective income tax rate on the loss for year-to-date fiscal 2016 was less than the federal statutory tax rate due primarily to:

•	lower statutory tax rates applicable to the Company's operations in foreign jurisdictions; and

•	the non-deductible portion of transaction and other costs incurred in connection with the MyTheresa acquisition.

We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions.  The Internal Revenue Service finalized its audits of our fiscal year 2012 and short-year 2013 (prior to the Acquisition) federal income tax returns.  With respect to state, local and foreign jurisdictions, with limited exceptions, we are no longer subject to income tax audits for fiscal years before 2012.  We believe our recorded tax liabilities as of January 28, 2017 are sufficient to cover any potential assessments made by the IRS or other taxing authorities and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that adjustments to the amounts of our unrecognized tax benefits could occur within the next 12 months as a result of settlements with tax authorities or expiration of statutes of limitations.  At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

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

	Thirteen weeks ended		Twenty-six weeks ended
(dollars in millions)	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016

Net earnings (loss)	$(117.1)	$7.9	$(140.6)	$(2.7)
Income tax expense (benefit)	(77.5)	5.6	(100.8)	(0.7)
Interest expense, net	74.2	71.5	146.3	143.2
Depreciation expense	57.2	53.7	114.1	109.5
Amortization of intangible assets and favorable lease commitments	26.3	27.6	53.6	56.6
EBITDA	$(36.8)	$166.3	$72.6	$306.0
EBITDA as a percentage of revenues	(2.6)%	11.2%	2.9%	11.5%

Impairment charges	153.8	—	153.8	—
Incremental rent expense related to purchase accounting adjustments	2.5	2.6	5.0	5.3
Non-cash stock-based compensation expense (benefit)	(0.9)	1.9	0.5	3.9
Expenses incurred in connection with openings of new stores / remodels of existing stores	3.0	4.1	5.7	6.9
Expenses incurred in connection with strategic growth initiatives	1.9	3.9	8.5	18.3
MyTheresa acquisition costs	1.3	1.8	0.7	4.3
Other expenses	2.0	2.4	2.8	2.6
Adjusted EBITDA	$126.8	$183.0	$249.7	$347.3
Adjusted EBITDA as a percentage of revenues	9.1%	12.3%	10.1%	13.1%

Adjusted EBITDA as a percentage of revenues decreased by 320 basis points in the second quarter of fiscal year 2017 compared to the second quarter of fiscal year 2016 and decreased by 300 basis points in year-to-date fiscal 2017 compared to year-to-date fiscal 2016. These decreases were driven primarily by (i) an increase in COGS driven by higher requirements for markdowns, promotional costs and estimated inventory shrinkage, (ii) the deleveraging of a significant portion of our buying and occupancy costs and SG&A expenses, primarily payroll, benefits and selling costs on lower revenues, (iii) higher levels of expenses incurred in connection with our strategic initiatives and (iv) higher levels of credit card chargebacks, partially offset by (v) higher income from our credit card program.

Excluded from the calculation of Adjusted EBITDA are the estimated impacts from the launch of our new NMG One integrated merchandising and distribution system in the first quarter of fiscal year 2017. We have experienced and continue to experience issues with respect to the functionality and capabilities of certain portions of the new system. These issues primarily relate to the processing of inventory receipts at our distribution centers, the timely payment of certain merchandise receipts, the transfer of inventories to our stores and the presentation of inventories on our websites. These issues have prevented us from fulfilling certain customer demand in both our stores and websites.

As a result of these implementation issues, we believe:

•our revenues have been adversely impacted;

•incremental markdowns have been incurred;

•higher provisions for estimated inventory shrinkage have been required;

•additional incremental costs, primarily for consulting services, have been incurred; and

•significant internal resources have been allocated to address these issues.

Based on available data, we estimate that these issues resulted in unrealized revenues of approximately $25 to $30 million in the second quarter of fiscal year 2017 and $55 to $65 million during year-to-date fiscal 2017. However, we believe the full impact of the NMG One implementation issues on our revenues is likely greater because there are a number of ways in which our business has been disrupted that we cannot directly track or measure.

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

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of inventories.  We have typically financed our cash requirements with available cash balances, cash flows from operations and, if necessary, with cash provided from borrowings under the Asset-Based Revolving Credit Facility.  We had $170.0 million of outstanding borrowings under the Asset-Based Revolving Credit Facility as of January 28, 2017 compared to $165.0 million as of January 30, 2016.

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

Net cash provided by our operating activities was $115.7 million in year-to-date fiscal 2017 compared to $118.8 million in year-to-date fiscal 2016. In year-to-date fiscal 2017, the decline in the cash generated by our operating activities was offset by lower cash used to fund working capital requirements. We held cash balances of $48.4 million at January 28, 2017 compared to $56.9 million at January 30, 2016.

Net cash used for investing activities, primarily representing capital expenditures, was $114.0 million in year-to-date fiscal 2017 and $154.7 million in year-to-date fiscal 2016.  The decrease in capital expenditures in year-to-date fiscal 2017 reflects lower spending for NMG One, the construction of new stores and the remodeling of existing stores.

Currently, we project capital expenditures for fiscal year 2017 to be approximately $205 to $215 million.  Net of developer contributions, capital expenditures for fiscal year 2017 are projected to be approximately $160 to $170 million. We have and will continue to manage the level of capital spending in a way that balances current economic conditions and business trends with our long-term initiatives and growth strategies.

Net cash used for financing activities of $15.1 million in year-to-date fiscal 2017 was comprised primarily of (i) repayments of borrowings of $14.7 million under our Senior Secured Term Loan Facility and (ii) $5.4 million paid for debt issuance costs related to the ABL Refinancing Amendment partially offset by (iii) net borrowings of $5.0 million under our Asset-Based Revolving Credit Facility due to seasonal working capital requirements. Net cash provided by financing activities of $20.3 million in year-to-date fiscal 2016 was comprised primarily of (i) net borrowings of $35.0 million under our Asset-Based Revolving Credit Facility due to seasonal working capital requirements partially offset by (ii) repayments of borrowings of $14.7 million under our Senior Secured Term Loan Facility.

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

Financing Structure at January 28, 2017

Our major sources of funds are comprised of the $900.0 million Asset-Based Revolving Credit Facility, the $2,854.3 million Senior Secured Term Loan Facility, $960.0 million Cash Pay Notes, $600.0 million PIK Toggle Notes, $125.0 million 2028 Debentures (each as described in more detail below), vendor payment terms and operating leases.

Asset-Based Revolving Credit Facility.  On October 27, 2016, we entered into an amendment of the Asset-Based Revolving Credit Facility. As amended, the maximum committed borrowing capacity under the Asset-Based Revolving Credit Facility remains at $900.0 million and the Asset-Based Revolving Credit Facility matures on July 25, 2021 (or July 25, 2020 if our obligations under our Senior Secured Term Loan Facility or any permitted refinancing thereof have not been repaid or the maturity date thereof has not been extended to October 25, 2021 or later). At January 28, 2017, we had $170.0 million of borrowings outstanding under this facility, $1.8 million of outstanding letters of credit and $638.3 million of unused borrowing availability.

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

The weighted average interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 2.69% at January 28, 2017.

See Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I — Item 1 for a further description of the terms of the Asset-Based Revolving Credit Facility.

Senior Secured Term Loan Facility.  At January 28, 2017, the outstanding balance under the Senior Secured Term Loan Facility was $2,854.3 million.  The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

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

The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.25% at January 28, 2017.
See Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 for a further description of the terms of the Senior Secured Term Loan Facility.

Cash Pay Notes.  We have outstanding $960.0 million aggregate principal amount of 8.00% Senior Cash Pay Notes. The Cash Pay Notes mature on October 15, 2021.

See Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 for a further description of the terms of the Cash Pay Notes and Note 17 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 for a description of certain subsidiaries that we have designated as "Unrestricted Subsidiaries" under the indenture governing the Cash Pay Notes.

PIK Toggle Notes.  We have outstanding $600.0 million aggregate principal amount of 8.75%/9.50% Senior PIK Toggle Notes. The PIK Toggle Notes mature on October 15, 2021. Interest on the PIK Toggle Notes was paid entirely in cash for the first six interest payments and future interest payments, subject to certain restrictions, may be paid (i) entirely in cash, (ii) entirely by increasing the principal amount of the PIK Toggle Notes by the relevant interest payment amount, or (iii) 50% in Cash Interest and 50% in PIK Interest. We may elect to pay interest in the form of PIK Interest or partial PIK Interest on each of our semi-annual interest payments due in October 2017, April 2018 and October 2018. If we elect PIK Interest or partial PIK Interest with respect to these interest payments, we must deliver a notice of such election to the trustee no later than one day prior to the beginning of the relevant semi-annual interest period. Cash Interest on the PIK Toggle Notes accrues at a rate of 8.75% per annum.  PIK Interest on the PIK Toggle Notes accrues at a rate of 9.50% per annum.

See Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 for a further description of the terms of the PIK Toggle Notes and Note 17 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 for a description of certain subsidiaries that we have designated as "Unrestricted Subsidiaries" under the indenture governing the PIK Toggle Notes.

2028 Debentures.  We have outstanding $125.0 million aggregate principal amount of 7.125% Senior Debentures.  The 2028 Debentures mature on June 1, 2028.

See Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 for a further description of the terms of the 2028 Debentures.

Interest Rate Swaps. At January 28, 2017, we had outstanding floating rate debt obligations of $3,024.3 million. In April and June of 2016, we entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,400.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness. These swap agreements hedge a portion of our contractual floating rate interest commitments related to our Senior Secured Term Loan Facility from December 2016 to October 2020. As a result of the April 2016 swap agreements, our effective interest rate as to $700.0 million of floating rate indebtedness will be fixed at 4.912% from December 2016 through October 2020. As a result of the June 2016 swap agreements, our effective interest rate as to an additional $700.0 million of floating rate indebtedness will be fixed at 4.7395% from December 2016 to October 2020. The interest rate swap agreements expire in October 2020.

Interest Rate Caps.  In April 2014, we entered into interest rate cap agreements (at a cost of $2.0 million) for an aggregate notional amount of $1,400.0 million to hedge the variability of our cash flows related to a portion of our floating rate indebtedness. The interest rate cap agreements effectively capped LIBOR related to our Senior Secured Term Loan Facility at 3.00% from December 2014 through December 2016 with respect to the $1,400.0 million notional amount of such agreements. The interest rate cap agreements expired in December 2016.

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

Newly Adopted Accounting Pronouncements. In April 2015, the Financial Accounting Standards Board (the "FASB") issued guidance to simplify the balance sheet presentation of debt issuance costs. The standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt, consistent with the presentation of debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the new guidance. In addition, the FASB issued guidance in August 2015 to clarify the treatment of debt issuance costs related to line of credit arrangements. Companies can continue to present debt issuance costs for line of credit arrangements as an asset and subsequently amortize the deferred issuance cost ratably over the term of the arrangement. We adopted this guidance in the fourth quarter of fiscal year 2016 on a retrospective basis. Unamortized debt issuance costs, except unamortized debt issuance costs related to our Asset-Based Revolving Credit Facility, are now presented as a direct reduction of long-term debt on the Company's Condensed Consolidated Balance Sheets as of January 28, 2017, July 30, 2016, and January 30, 2016. Unamortized debt issuance costs of $114.1 million as of January 30, 2016 have been reclassified on our Condensed Consolidated Balance Sheet from other assets to a direct reduction of long-term debt.

In November 2015, the FASB issued guidance to simplify the balance sheet presentation of deferred income taxes. The standard requires that deferred tax liabilities and assets be classified as non-current in a balance sheet. We adopted this guidance in the fourth quarter of fiscal year 2016 on a retrospective basis. Deferred taxes previously classified as components of current assets are now classified as long-term liabilities on the Company's Condensed Consolidated Balance Sheets as of January 28, 2017, July 30, 2016 and January 30, 2016. Current deferred tax assets of $40.4 million as of January 30, 2016 have been netted against non-current deferred tax liabilities on our Condensed Consolidated Balance Sheet.

In April 2015, the FASB issued guidance related to the accounting for cloud computing arrangements. Under this guidance, if a cloud computing arrangement includes a software license, the software license element should be accounted for in a manner consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. We adopted this guidance in the first quarter of fiscal year 2017 on a prospective basis. The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements.

In January 2017, the FASB issued guidance to simplify how an entity is required to test goodwill for impairment. The new standard allows (i) entities to perform annual, or interim, goodwill impairment testing by comparing the reporting unit's fair value with its carrying amount and (ii) recognize impairment charges for the amount by which the carrying amount exceeds the reporting unit’s fair value. Pursuant to prior guidance, a goodwill impairment loss was determined by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill, an entity had to perform procedures to determine the fair value of its assets and liabilities at the impairment testing date consistent with procedures that are required in determining the fair value of assets acquired and liabilities assumed in a business combination. To the extent the fair value of our reporting units exceeds the carrying value in future periods, we plan to adopt this guidance at that time.

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

ITEM 4.  CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of January 28, 2017, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis and within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b. Changes in Internal Control Over Financial Reporting.

In the first quarter of fiscal year 2017, we launched implementation of an integrated merchandising and distribution system, NMG One. This implementation was not in response to an identified control deficiency or weakness. The implementation was significant in scale and complexity and has resulted in changes to our business processes, primarily related to the procurement, processing, distribution and valuation of our merchandising inventories. In connection with the implementation, management is in the process of updating the design and documentation of internal control processes and procedures to align our internal controls with our new business processes and the capabilities of the new system. In response to certain issues that we experienced in the first and second quarters of fiscal year 2017, and continue to experience, related to the implementation and discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Strategic Growth Initiatives," management also applied, and expects to continue to apply, certain supplemental and manual controls and processes to provide adequate control over financial reporting during the period of transition from our legacy system to the new NMG One system. Management will continue to monitor and evaluate the effectiveness of these controls and processes during the transition period and consider the need for additional measures that may be required to address deficiencies related to the implementation.

Other than as described above, there have been no changes in our internal controls over financial reporting during the quarter ended January 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

The information contained under the subheadings "Employment and Consumer Class Actions Litigation" and “Cyber-Attack Class Actions Litigation” in Note 10 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 is incorporated herein by reference as if fully restated herein.  Note 10 contains forward-looking statements that are subject to the risks and uncertainties discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements.”

ITEM 1A.  RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors described in Part I - Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 30, 2016 as filed with the Securities and Exchange Commission on September 26, 2016. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or results of operations.

The last paragraph of the risk factor “A material disruption in our information systems could adversely affect our business or results of operations” in our Annual Report on Form 10-K for the fiscal year ended July 30, 2016 is updated as follows:

“To keep pace with changing technology, we must continuously implement new information technology systems as well as enhance our existing systems. Moreover, the successful execution of some of our growth strategies, in particular the expansion of our omni-channel and online capabilities, is dependent on the design and implementation of new systems and technologies and/or the enhancement of existing systems, such as our ongoing implementation of NMG One. Issues related to the implementation of NMG One, which we launched in the first quarter of fiscal year 2017, have resulted in disruptions to our business, required us to reallocate resources to stabilize the newly implemented system and address and mitigate these issues, and adversely affected our results of operations for the first and second quarters of fiscal year 2017, all as described above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Strategic Growth Initiatives.” We expect that these issues will continue to affect our revenues and operating results until resolved, which we expect to occur by the end of fiscal year 2017. These issues have also affected our financial reporting processes and required us to apply supplemental and manual controls to provide adequate control over financial reporting, and we may be required to consider additional measures to address deficiencies related to the implementation. We may also encounter additional issues in connection with continued implementation, which could further disrupt our business, affect our financial reporting processes and internal control over financial reporting, impair our sales and productivity and force us to reallocate resources and/or incur unanticipated costs, any of which could materially and adversely affect our business and results of operations.

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

NEIMAN MARCUS GROUP LTD LLC
(Registrant)

Signature	Title	Date

/s/ T. Dale Stapleton	Senior Vice President	March 14, 2017
T. Dale Stapleton	and Chief Accounting Officer
(on behalf of the registrant and
as principal accounting officer)