Form 10-Q
period 2017-04-29
Neiman Marcus Group LTD LLC
filed 2017-06-13
CIK 1358651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 29, 2017

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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

NEIMAN MARCUS GROUP LTD LLC

INDEX

		Page
Part I.	Financial Information

Item 1.	Condensed Consolidated Balance Sheets as of April 29, 2017, July 30, 2016 and April 30, 2016	1

	Condensed Consolidated Statements of Operations for the Thirteen Weeks and Thirty-nine Weeks Ended April 29, 2017 and April 30, 2016	2

	Condensed Consolidated Statements of Comprehensive Earnings (Loss) for the Thirteen Weeks and Thirty-nine Weeks Ended April 29, 2017 and April 30, 2016	3

	Condensed Consolidated Statements of Cash Flows for the Thirty-nine Weeks Ended April 29, 2017 and April 30, 2016	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	59

Item 4.	Controls and Procedures	59

Part II.	Other Information

Item 1.	Legal Proceedings	59

Item 1A.	Risk Factors	60

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60

Item 3.	Defaults Upon Senior Securities	60

Item 4.	Mine Safety Disclosures	60

Item 5.	Other Information	60

Item 6.	Exhibits	61

Signature		62

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except units)	April 29, 2017	July 30, 2016	April 30, 2016

ASSETS
Current assets:
Cash and cash equivalents	$53,615	$61,843	$76,282
Credit card receivables	48,681	38,813	52,731
Merchandise inventories	1,231,210	1,125,325	1,200,913
Other current assets	155,662	108,065	109,436
Total current assets	1,489,168	1,334,046	1,439,362

Property and equipment, net	1,600,759	1,588,121	1,547,739
Intangible assets, net	3,011,656	3,244,502	3,515,585
Goodwill	2,069,082	2,072,818	2,276,041
Other long-term assets	26,981	17,401	16,340
Total assets	$8,197,646	$8,256,888	$8,795,067

LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$213,709	$317,736	$264,727
Accrued liabilities	441,182	492,646	486,681
Current portion of long-term debt	29,426	29,426	29,426
Total current liabilities	684,317	839,808	780,834

Long-term liabilities:
Long-term debt, net of debt issuance costs	4,849,225	4,584,281	4,685,966
Deferred income taxes	1,242,518	1,296,793	1,458,281
Other long-term liabilities	634,667	592,875	452,414
Total long-term liabilities	6,726,410	6,473,949	6,596,661

Membership unit (1 unit issued and outstanding at April 29, 2017, July 30, 2016 and April 30, 2016)	—	—	—
Member capital	1,587,086	1,584,216	1,584,216
Accumulated other comprehensive loss	(109,467)	(115,841)	(48,646)
Accumulated deficit	(690,700)	(525,244)	(117,998)
Total member equity	786,919	943,131	1,417,572
Total liabilities and member equity	$8,197,646	$8,256,888	$8,795,067

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016

Revenues	$1,111,435	$1,169,292	$3,586,118	$3,821,149
Cost of goods sold including buying and occupancy costs (excluding depreciation)	730,543	743,471	2,412,903	2,505,837
Selling, general and administrative expenses (excluding depreciation)	265,566	274,777	849,880	862,773
Income from credit card program	(15,053)	(15,010)	(45,471)	(44,634)
Depreciation expense	55,694	59,616	169,791	169,157
Amortization of intangible assets	12,126	13,978	38,630	43,426
Amortization of favorable lease commitments	13,379	13,421	40,476	40,570
Other expenses (income)	10,908	(634)	22,937	24,512
Impairment charges	—	—	153,772	—

Operating earnings (loss)	38,272	79,673	(56,800)	219,508

Interest expense, net	73,718	72,675	219,998	215,855

Earnings (loss) before income taxes	(35,446)	6,998	(276,798)	3,653

Income tax expense (benefit)	(10,572)	3,208	(111,342)	2,517

Net earnings (loss)	$(24,874)	$3,790	$(165,456)	$1,136

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(UNAUDITED)

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016

Net earnings (loss)	$(24,874)	$3,790	$(165,456)	$1,136

Other comprehensive earnings:
Foreign currency translation adjustments, before tax	2,993	8,253	(6,053)	3,812
Change in unrealized gain (loss) on financial instruments, before tax	(3,068)	660	18,272	1,756
Reclassification of realized loss on financial instruments to earnings, before tax	2,015	167	4,133	234
Change in unrealized loss on unfunded benefit obligations, before tax	542	(146)	(5,286)	(1,298)
Tax effect related to items of other comprehensive earnings	(748)	(3,060)	(4,692)	(1,922)
Total other comprehensive earnings	1,734	5,874	6,374	2,582

Total comprehensive earnings (loss)	$(23,140)	$9,664	$(159,082)	$3,718

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Thirty-nine weeks ended
(in thousands)	April 29, 2017	April 30, 2016

CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$(165,456)	$1,136
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	267,286	271,582
Impairment charges	153,772	—
Deferred income taxes	(99,880)	15,785
Other	3,078	3,354
	158,800	291,857
Changes in operating assets and liabilities:
Merchandise inventories	(89,949)	(44,670)
Other current assets	(19,609)	(35,888)
Accounts payable and accrued liabilities	(145,282)	(95,992)
Deferred real estate credits	32,502	32,275
Funding of defined benefit pension plan	(6,600)	—
Net cash provided by (used for) operating activities	(70,138)	147,582

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(161,486)	(231,993)
Acquisition of MyTheresa	—	(896)
Net cash used for investing activities	(161,486)	(232,889)

CASH FLOWS - FINANCING ACTIVITIES
Borrowings under senior secured asset-based revolving credit facility	730,000	495,000
Repayment of borrowings under senior secured asset-based revolving credit facility	(460,000)	(360,000)
Repayment of borrowings under senior secured term loan facility	(22,070)	(22,069)
Payment of contingent earn-out obligation	(22,857)	(27,185)
Debt issuance costs paid	(5,359)	—
Net cash provided by financing activities	219,714	85,746

Effect of exchange rate changes on cash and cash equivalents	3,682	2,869

CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	(8,228)	3,308
Beginning balance	61,843	72,974
Ending balance	$53,615	$76,282

Supplemental Schedule of Cash Flow Information
Cash paid during the period for:
Interest	$245,130	$231,950
Income taxes	$699	$16,106
Non-cash - investing and financing activities:
Property and equipment acquired through developer financing obligations	$35,142	$—
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

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  All references to (i) the third quarter of fiscal year 2017 relate to the thirteen weeks ended April 29, 2017, (ii) the third quarter of fiscal year 2016 relate to the thirteen weeks ended April 30, 2016, (iii) year-to-date fiscal 2017 relate to the thirty-nine weeks ended April 29, 2017 and (iv) year-to-date fiscal 2016 relate to the thirty-nine weeks ended April 30, 2016.

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

The luxury retail industry is seasonal in nature, with higher sales typically generated in the fall and holiday selling seasons.  Due to seasonal and other factors, the results of operations for the third quarter of fiscal year 2017 are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

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

Newly Adopted Accounting Pronouncements. In April 2015, the Financial Accounting Standards Board (the "FASB") issued guidance to simplify the balance sheet presentation of debt issuance costs. The standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt, consistent with the presentation of debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the new guidance. In addition, the FASB issued guidance in August 2015 to clarify the treatment of debt issuance costs related to line of credit arrangements. Companies can continue to present debt issuance costs for line of credit arrangements as an asset and subsequently amortize the deferred issuance cost ratably over the term of the arrangement. We adopted this guidance in the fourth quarter of fiscal year 2016 on a retrospective basis. Unamortized debt issuance costs, except unamortized debt issuance costs related to our Asset-Based Revolving Credit Facility, are now presented as a direct reduction of long-term debt on the Company's Condensed Consolidated Balance Sheets as of April 29, 2017, July 30, 2016, and April 30, 2016. Unamortized debt issuance costs of $108.4 million as of April 30, 2016 have been reclassified on our Condensed Consolidated Balance Sheet from other assets to a direct reduction of long-term debt.

In November 2015, the FASB issued guidance to simplify the balance sheet presentation of deferred income taxes. The standard requires that deferred tax liabilities and assets be classified as non-current in a balance sheet. We adopted this guidance in the fourth quarter of fiscal year 2016 on a retrospective basis. Deferred taxes previously classified as components of current assets are now classified as long-term liabilities on the Company's Condensed Consolidated Balance Sheets as of April 29, 2017, July 30, 2016 and April 30, 2016. Current deferred tax assets of $42.0 million as of April 30, 2016 have been netted against non-current deferred tax liabilities on our Condensed Consolidated Balance Sheet.

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

In May 2014, the FASB issued guidance to clarify the principles for revenue recognition. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes previous revenue recognition guidance. We are currently evaluating this guidance and will provide additional disclosure related to its impact on our Consolidated Financial Statements as well as our expected method of adoption after we have completed the evaluation process. This new guidance is effective for us no earlier than the first quarter of fiscal year 2019.

In May 2017, the FASB issued guidance to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The standard requires modification accounting only if changes in the terms or conditions results in changes of the fair value, the vesting conditions or the classification of the award as an equity instrument or a liability. This new guidance is effective for us as of the first quarter of fiscal year 2019.

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

2. MyTheresa Acquisition

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. The operations of MyTheresa are conducted primarily through the mytheresa.com website. The purchase price paid to acquire MyTheresa, net of cash acquired, was $181.7 million, which was financed through a combination of cash and debt. In addition, the MyTheresa purchase agreement contained contingent earn-out payments to the sellers aggregating up to €55.0 million based on operating performance for calendar years 2015 and 2016. In March 2017, we paid $26.9 million, or €25.5 million, to the sellers as a result of MyTheresa's operating performance for calendar year 2016. In April 2016, we paid $29.8 million, or €26.5 million, to the sellers as a result of MyTheresa's operating performance for calendar year 2015. As of April 29, 2017, the Company has no further obligation related to the contingent earn-out payments to the sellers of MyTheresa.

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

The following table shows the Company’s financial liabilities that are required to be measured at fair value on a recurring basis in our Condensed Consolidated Balance Sheets:

(in thousands)	Fair Value Hierarchy	April 29, 2017	July 30, 2016	April 30, 2016

Assets:
Interest rate swaps (included in other long-term assets)	Level 2	$7,308	$—	$—

Liabilities:
Interest rate swaps (included in current liabilities)	Level 2	$—	$—	$906
Interest rate swaps (included in other long-term liabilities)	Level 2	—	13,167	—
Contingent earn-out obligation (included in accrued liabilities)	Level 3	—	26,264	27,445
Stock-based award liability (included in other long-term liabilities)	Level 3	3,225	5,500	19,753

The fair value of the interest rate swaps is estimated using industry standard valuation models using market-based observable inputs, including interest rate curves.

The fair value of the contingent earn-out obligation incurred in connection with the acquisition of MyTheresa was estimated as of the acquisition date using a valuation model that measured the present value of the probable cash payments based upon the forecasted operating performance of MyTheresa and a discount rate that captured the risk associated with the obligation. We updated our assumptions based on new developments and adjusted the carrying value of the obligation to its estimated fair value at each reporting date. As of April 29, 2017, the Company has no further obligation related to the contingent earn-out payments as both contingent earn-out payments have been paid.

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

The carrying values of cash and cash equivalents, credit card receivables and accounts payable approximate fair value due to their short-term nature.  We determine the fair value of our long-term debt on a non-recurring basis, which results are summarized as follows:

		April 29, 2017		July 30, 2016		April 30, 2016
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt:
Asset-Based Revolving Credit Facility	Level 2	$435,000	$435,000	$165,000	$165,000	$265,000	$265,000
Senior Secured Term Loan Facility	Level 2	2,846,989	2,266,916	2,869,059	2,705,896	2,876,416	2,748,789
Cash Pay Notes	Level 2	960,000	567,533	960,000	818,995	960,000	835,200
PIK Toggle Notes	Level 2	600,000	326,718	600,000	480,000	600,000	498,000
2028 Debentures	Level 2	122,623	97,216	122,463	120,325	122,409	113,125

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

4. Intangible Assets, Net and Goodwill

(in thousands)	April 29, 2017	July 30, 2016	April 30, 2016

Favorable lease commitments, net	$943,581	$985,534	$999,343
Other definite-lived intangible assets, net	412,916	451,722	477,996
Tradenames	1,655,159	1,807,246	2,038,246
Intangible assets, net	$3,011,656	$3,244,502	$3,515,585

Goodwill	$2,069,082	$2,072,818	$2,276,041

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

Total amortization of all intangible assets recorded in connection with acquisitions for the current and next five fiscal years is currently estimated as follows (in thousands):

April 30, 2017 through July 29, 2017	$24,920
2018	97,606
2019	94,860
2020	88,164
2021	82,317
2022	82,487

At April 29, 2017, accumulated amortization was $187.5 million for favorable lease commitments and $286.6 million for other definite-lived intangible assets.

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

Since fiscal year 2016, we have experienced declines in our operating results and we believe our operating results have been adversely impacted by a number of factors including, among other things:

•	volatility in domestic and global economic conditions;

•	national and global geo-political uncertainty;

•	the strength of the U.S. dollar against international currencies, most notably the Euro and British pound, and a resulting decrease in tourism and spending by international customers in the U.S.; and

•	the continuation of low global prices for crude oil and the resulting impact on stakeholders in the oil and gas industries, particularly in the Texas markets in which we have a significant presence.

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

6. Long-term Debt

The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	April 29, 2017	July 30, 2016	April 30, 2016

Asset-Based Revolving Credit Facility	variable	$435,000	$165,000	$265,000
Senior Secured Term Loan Facility	variable	2,846,989	2,869,059	2,876,416
Cash Pay Notes	8.00%	960,000	960,000	960,000
PIK Toggle Notes	8.75%/9.50%	600,000	600,000	600,000
2028 Debentures	7.125%	122,623	122,463	122,409
Total debt		4,964,612	4,716,522	4,823,825
Less: current portion of Senior Secured Term Loan Facility		(29,426)	(29,426)	(29,426)
Less: unamortized debt issuance costs		(85,961)	(102,815)	(108,433)
Long-term debt, net of debt issuance costs		$4,849,225	$4,584,281	$4,685,966
Asset-Based Revolving Credit Facility.  On October 27, 2016, we entered into an amendment of the Asset-Based Revolving Credit Facility (the "ABL Refinancing Amendment"). As amended, the maximum committed borrowing capacity under the Asset-Based Revolving Credit Facility remains at $900.0 million and the Asset-Based Revolving Credit Facility matures on July 25, 2021 (or July 25, 2020 if our obligations under our Senior Secured Term Loan Facility or any permitted refinancing thereof have not been repaid or the maturity date thereof has not been extended to October 25, 2021 or later).  At April 29, 2017, we had $435.0 million of borrowings outstanding under this facility, $1.8 million of outstanding letters of credit and $373.3 million of unused borrowing availability. As of June 13, 2017, outstanding borrowings under the Asset-Based Revolving Credit Facility have been reduced by $140.0 million to $295.0 million increasing our unused borrowing availability to $513.3 million.

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

At April 29, 2017, borrowings under the Asset-Based Revolving Credit Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Deutsche Bank AG New York Branch (the administrative agent), (2) the federal funds effective rate plus ½ of 1.00% and (3) the adjusted one-month LIBOR plus 1.00% or (b) LIBOR, subject to certain adjustments, in each case plus an applicable margin of 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings at April 29, 2017.  The applicable margin is based on the average historical excess availability under the Asset-Based Revolving Credit Facility, and is up to 1.00% with respect to base rate borrowings and up to 2.00% with respect to LIBOR borrowings, in each case with 0.25% step downs based on achievement and maintenance of a certain senior secured first lien net leverage ratio (as defined in the credit agreement governing the Asset-Based Revolving Credit Facility).  The weighted average interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 2.74% at April 29, 2017.  In addition, we are required to pay a commitment fee in respect of unused commitments at a rate of up to 0.375% per annum.  We must also pay customary letter of credit fees and agency fees.

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

The Asset-Based Revolving Credit Facility is guaranteed by Holdings and each of our current and future direct and indirect wholly owned subsidiaries (subsidiary guarantors) other than (a) unrestricted subsidiaries, (b) certain immaterial subsidiaries, (c) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (d) certain holding companies of foreign subsidiaries, (e) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (f) any subsidiary that is prohibited by applicable law or contractual obligation from acting as a guarantor or which would require governmental approval to provide a guarantee. At April 29, 2017, the assets of non-guarantor subsidiaries, primarily (i) NMG Germany GmbH, through which we conduct the operations of MyTheresa, (ii) NMG International LLC, a holding company with respect to our foreign operations and (iii) Nancy Holdings LLC, which holds legal title to certain real property used by us in conducting our operations, aggregated $378.2 million, or 4.6% of consolidated total assets. All obligations under the Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of Holdings, the Company and the subsidiary guarantors.
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

Senior Secured Term Loan Facility.  On October 25, 2013, we entered into a credit agreement and related security and other agreements for the $2,950.0 million Senior Secured Term Loan Facility. At April 29, 2017, the outstanding balance under the Senior Secured Term Loan Facility was 2,847.0 million. The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

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

At April 29, 2017, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Credit Suisse AG (the administrative agent), (2) the federal funds effective rate plus ½ of 1.00% and (3) the adjusted one-month LIBOR plus 1.00%, or (b) an adjusted LIBOR (for a period equal to the relevant interest period, and in any event, never less than 1.00%), subject to certain adjustments, in each case plus an applicable margin.  The applicable margin is up to 2.25% with respect to base rate borrowings and up to 3.25% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on our senior secured first lien net leverage ratio.  The applicable margin with respect to outstanding LIBOR borrowings was 3.25% at April 29, 2017.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.25% at April 29, 2017.

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

The Senior Secured Term Loan Facility is guaranteed by Holdings and each of our current and future subsidiary guarantors other than (a) unrestricted subsidiaries, (b) certain immaterial subsidiaries, (c) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (d) certain holding companies of foreign subsidiaries, (e) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (f) any subsidiary that is prohibited by applicable law or contractual obligation from acting as a guarantor or which would require governmental approval to provide a guarantee. At April 29, 2017, the assets of non-guarantor subsidiaries, primarily (i) NMG Germany GmbH, through which we conduct the operations of MyTheresa, (ii) NMG International LLC, a holding company with respect to our foreign operations and (iii) Nancy Holdings LLC, which holds legal title to certain real property used by us in conducting our operations, aggregated $378.2 million, or 4.6% of consolidated total assets. All obligations under the Senior Secured Term Loan Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Holdings, the Company and the subsidiary guarantors.
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

Cash Pay Notes.  In connection with the Acquisition, the Company, along with Mariposa Borrower, Inc. as co-issuer, incurred indebtedness in the form of $960.0 million aggregate principal amount of 8.00% Senior Cash Pay Notes due 2021.  Interest on the Cash Pay Notes is payable semi-annually in arrears on each April 15 and October 15.  The Cash Pay Notes are guaranteed by the same entities that guarantee the Senior Secured Term Loan Facility, other than Holdings.  The Cash Pay Notes are unsecured and the guarantees are full and unconditional.  At April 29, 2017, the redemption price at which we may redeem the Cash Pay Notes, in whole or in part, as set forth in the indenture governing the Cash Pay Notes, was 106.000%. The Cash Pay Notes mature on October 15, 2021.

For a more detailed description of the Cash Pay Notes, refer to Note 9 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 30, 2016.

PIK Toggle Notes.  In connection with the Acquisition, the Company, along with Mariposa Borrower, Inc. as co-issuer, incurred indebtedness in the form of $600.0 million aggregate principal amount of 8.75%/9.50% Senior PIK Toggle Notes due 2021. The PIK Toggle Notes are guaranteed by the same entities that guarantee the Senior Secured Term Loan Facility, other than Holdings. The PIK Toggle Notes are unsecured and the guarantees are full and unconditional. At April 29, 2017, the redemption price at which we may redeem the PIK Toggle Notes, in whole or in part, as set forth in the indenture governing the PIK Toggle Notes, was 106.563%. The PIK Toggle Notes mature on October 15, 2021.

Interest on the PIK Toggle Notes is payable semi-annually in arrears on each April 15 and October 15.  Interest on the PIK Toggle Notes, subject to certain restrictions, may be paid (i) entirely in cash ("Cash Interest"), (ii) entirely by increasing the principal amount of the PIK Toggle Notes by the relevant interest payment amount ("PIK Interest"), or (iii) 50% in Cash Interest and 50% in PIK Interest. Cash Interest on the PIK Toggle Notes accrues at a rate of 8.75% per annum.  PIK Interest on the PIK Toggle Notes accrues at a rate of 9.50% per annum. Interest on the PIK Toggle Notes was paid entirely in cash for the first seven interest payments. We elected to pay the October 2017 interest payment in the form of PIK Interest. We may elect to pay interest in the form of PIK Interest or partial PIK Interest on each of our semi-annual interest payments due in April 2018 and October 2018. If we elect PIK Interest or partial PIK Interest with respect to these interest payments, we must deliver a notice of such election to the trustee no later than one day prior to the beginning of the relevant semi-annual interest period. We will evaluate our financial position prior to each future interest period to determine the appropriate election at that time.

For a more detailed description of the PIK Toggle Notes, refer to Note 9 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 30, 2016.

2028 Debentures.  NMG has outstanding $125.0 million aggregate principal amount of our 7.125% Senior Debentures due 2028.  The 2028 Debentures are secured by a first lien security interest on certain collateral subject to liens granted under the Senior Secured Credit Facilities.  The 2028 Debentures are guaranteed on an unsecured, senior basis by the Company.  The guarantee is full and unconditional.  At April 29, 2017, our non-guarantor subsidiaries consisted principally of (i) Bergdorf Goodman, Inc., through which we conduct the operations of our Bergdorf Goodman stores; (ii) NM Nevada Trust, which holds legal title to certain real property and intangible assets used by us in conducting our operations; (iii) NMG Germany GmbH, through which we conduct the operations of MyTheresa; (iv) NMG International LLC, a holding company with respect to our foreign operations; and (v) Nancy Holdings LLC, which holds legal title to certain real property used by us in conducting our operations.  The 2028 Debentures include certain restrictive covenants and a cross-acceleration provision in respect of any other indebtedness that has an aggregate principal amount exceeding $15.0 million.  The 2028 Debentures mature on June 1, 2028.

For a more detailed description of the 2028 Debentures, refer to Note 9 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 30, 2016.

Maturities of Long-term Debt.  At April 29, 2017, annual maturities of long-term debt during the current and next five fiscal years and thereafter are as follows (in millions):

April 30, 2017 through July 29, 2017	$7.4
2018	29.4
2019	29.4
2020	29.4
2021	3,186.4
2022	1,560.0
Thereafter	122.6

The previous table does not reflect future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

Interest Expense, net.  The significant components of interest expense are as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016

Asset-Based Revolving Credit Facility	$2,241	$798	$4,811	$2,407
Senior Secured Term Loan Facility	32,732	31,011	95,567	93,269
Cash Pay Notes	19,200	19,200	57,600	57,600
PIK Toggle Notes	13,310	13,125	39,560	39,375
2028 Debentures	2,227	2,227	6,680	6,680
Amortization of debt issue costs	6,125	6,143	18,389	18,429
Capitalized interest	(1,219)	(1,345)	(4,463)	(4,644)
Other, net	(898)	1,516	1,854	2,739
Interest expense, net	$73,718	$72,675	$219,998	$215,855

7. Derivative Financial Instruments

Interest Rate Swaps. At April 29, 2017, we had outstanding floating rate debt obligations of $3,282.0 million. In April and June of 2016, we entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,400.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness. These swap agreements hedge a portion of our contractual floating rate interest commitments related to our Senior Secured Term Loan Facility from December 2016 to October 2020. As a result of the April 2016 swap agreements, our effective interest rate as to $700.0 million of floating rate indebtedness will be fixed at 4.912% from December 2016 through October 2020. As a result of the June 2016 swap agreements, our effective interest rate as to an additional $700.0 million of floating rate indebtedness will be fixed at 4.7395% from December 2016 to October 2020. The fair value of our interest rate swap agreements was a gain of $7.3 million at April 29, 2017, which amount is included in other long-term assets, a loss of $13.2 million at July 30, 2016, which amount is included in other long-term liabilities, and a loss of $0.9 million at April 30, 2016, which amount is included in current liabilities. The interest rate swap agreements expire in October 2020.

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

Gains and losses realized due to the expiration of applicable portions of the interest rate caps were reclassified to interest expense at the time our quarterly interest payments were made. No losses were realized in the third quarter of fiscal year 2017, $0.2 million in the third quarter of fiscal year 2016, $1.4 million in year-to-date fiscal 2017 and $0.2 million in year-to-date fiscal 2016.

8. Income Taxes

Our effective income tax rates are as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016

Effective income tax rate	29.8%	45.8%	40.2%	68.9%

Our effective income tax rate on the loss for the third quarter of fiscal year 2017 was less than the federal statutory tax rate of 35% due primarily to:

•	adjustments to prior year recorded tax benefits upon finalization of our federal income tax return for fiscal year 2016; and

•	the non-deductible portion of transaction and other costs incurred in connection with the MyTheresa acquisition; partially offset by

•	state income taxes.

Our effective income tax rate on the earnings for the third quarter of fiscal year 2016 exceeded the federal statutory tax rate due primarily to:

•	state income taxes; and

•	the non-deductible portion of transaction and other costs incurred in connection with the MyTheresa acquisition.

Our effective income tax rate on the loss for year-to-date fiscal 2017 exceeded the federal statutory tax rate of 35% due primarily to:

•	state income taxes;

•	the benefit associated with the release of certain tax reserves for settled tax matters; and

•	lower foreign tax rates associated with the MyTheresa operations.

Our effective income tax rate on the earnings for year-to-date fiscal 2016 exceeded the federal statutory tax rate due primarily to:

•	state income taxes;

•	the non-deductible portion of transaction and other costs incurred in connection with the MyTheresa acquisition;

•	the impact of the application of our estimated effective tax rate in fiscal year 2016 to our year-to-date quarterly periods (consisting of both loss and income generating periods); and

•	reductions in our estimated tax reserves due to the expiration of statutes of limitations.

At April 29, 2017, the gross amount of unrecognized tax benefits was $1.0 million ($0.7 million of which would impact our effective tax rate, if recognized).  We classify interest and penalties as a component of income tax expense (benefit) and our liability for accrued interest and penalties was $0.3 million at April 29, 2017, $0.4 million at July 30, 2016 and $4.1 million at April 30, 2016.

We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions.  The Internal Revenue Service ("IRS") finalized its audits of our fiscal year 2012 and short-year 2013 (prior to the Acquisition) federal income tax returns. With respect to state, local and foreign jurisdictions, with limited exceptions, we are no longer subject to income tax audits for fiscal years before 2012.  We believe our recorded tax liabilities as of April 29, 2017 are sufficient to cover any potential assessments made by the IRS or other taxing authorities and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that adjustments to the amounts of our unrecognized tax benefits could occur within the next 12 months as a result of settlements with tax authorities or expiration of statutes of limitations.  At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

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
Our obligations for employee benefit plans, included in other long-term liabilities, are as follows:

(in thousands)	April 29, 2017	July 30, 2016	April 30, 2016

Pension Plan	$295,982	$299,676	$219,108
SERP Plan	119,275	118,484	109,213
Postretirement Plan	8,150	8,600	8,986
	423,407	426,760	337,307
Less: current portion	(6,553)	(7,345)	(6,016)
Long-term portion of benefit obligations	$416,854	$419,415	$331,291

Funding Policy and Status.  Our policy is to fund the Pension Plan at or above the minimum level required by law.  In fiscal year 2016, we were not required to make contributions to the Pension Plan. As of April 29, 2017, we believe we will be required to contribute $10.7 million to the Pension Plan in fiscal year 2017, of which $6.6 million was funded during year-to-date fiscal 2017.

Cost of Benefits. The components of the expenses we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016

Pension Plan:
Interest cost	$4,870	$5,429	$14,610	$16,287
Expected return on plan assets	(5,331)	(5,807)	(15,993)	(17,421)
Net amortization of losses	663	—	1,989	—
Pension Plan expense (income)	$202	$(378)	$606	$(1,134)

SERP Plan:
Interest cost	$784	$892	$2,352	$2,676
Net amortization of losses	23	—	69	—
SERP Plan expense	$807	$892	$2,421	$2,676

Postretirement Plan:
Service cost	$—	$1	$—	$3
Interest cost	55	71	165	213
Net amortization of gains	(146)	(146)	(438)	(438)
Postretirement Plan income	$(91)	$(74)	$(273)	$(222)

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

On August 7, 2014, a putative class action complaint was filed against The Neiman Marcus Group LLC in Los Angeles County Superior Court by a customer, Linda Rubenstein, in connection with the Company's Last Call stores in California. Ms. Rubenstein alleges that the Company has violated various California consumer protection statutes by implementing a marketing and pricing strategy that suggests that clothing sold at Last Call stores in California was originally offered for sale at full-line Neiman Marcus stores when allegedly, it was not, and is allegedly of inferior quality to clothing sold at the full-line stores. Ms. Rubenstein also alleges that the Company lacks adequate information to support its comparative pricing labels. On September 12, 2014, we removed the case to the U.S. District Court for the Central District of California. On October 17, 2014, we filed a motion to dismiss the complaint, which the court granted on December 12, 2014. In its order dismissing the complaint, the court granted Ms. Rubenstein leave to file an amended complaint. Ms. Rubenstein filed her first amended complaint on December 22, 2014. On

January 6, 2015, we filed a motion to dismiss the first amended complaint, which the court granted on March 2, 2015. In its order dismissing the first amended complaint, the court granted Ms. Rubenstein leave to file a second amended complaint, which she filed on March 17, 2015. On April 6, 2015, we filed a motion to dismiss the second amended complaint. On May 12, 2015, the court granted our motion to dismiss the second amended complaint in its entirety, without leave to amend, and on June 9, 2015, Ms. Rubenstein filed a notice to appeal the court's ruling. The appeal was fully briefed and oral argument was held on February 17, 2017. On April 18, 2017, the Court of Appeal reversed the lower court's ruling, holding that the plaintiff's allegations were sufficient to proceed past the pleadings stage of litigation. The case has been transferred back to the district court and given a trial date of July 24, 2018.

On February 11, 2016, a putative class action first amended complaint was filed against The Neiman Marcus Group, Inc. in the Superior Court of California, Orange County, by Holly Attia and seven other named plaintiffs. They allege claims for failure to pay overtime wages, failure to provide meal and rest breaks, failure to reimburse business expenses, failure to timely pay wages due at termination and failure to provide accurate itemized wage statements. Plaintiffs also allege derivative claims for restitution under California unfair competition law and a representative claim for penalties under the California Labor Code Private Attorney General Act ("PAGA"). Plaintiffs seek to certify a class of all nonexempt employees of the Company in California since December 31, 2011. Plaintiffs seek damages for the alleged Labor Code violations as well as restitution, statutory penalties under PAGA, and attorneys' fees, interest and costs of suit. The Company removed this matter to the U.S. District Court for the Central District of California on March 17, 2016, and subsequently filed a motion to compel arbitration as to all named plaintiffs and requested to stay the PAGA claim. On June 27, 2016, the court granted the motion and compelled arbitration of the individual claims. The court retained jurisdiction of the PAGA claim and stayed that claim pending the outcome of arbitration. On September 8, 2016, the plaintiffs filed a motion for reconsideration of the court's order regarding the arbitration. On October 18, 2016, the court granted the plaintiffs' motion for reconsideration based on a recent decision by the Ninth Circuit Court of Appeals in Morris v. Ernst & Young, LLP, and reversed its order granting the motion to compel arbitration. The Company filed an appeal on November 16, 2016. The U.S. Supreme Court granted certiorari of the Morris decision, and the Ninth Circuit appeal is currently stayed pending the Supreme Court's decision. On April 14, 2017, the plaintiffs filed a motion for class certification, which is set for hearing on July 3, 2017. The district court has set a trial date in the matter of February 6, 2018.
On June 1, 2016, a PAGA representative action was filed against The Neiman Marcus Group, Inc. in the Superior Court of California, Orange County, by Xuan Hien Nguyen pleading only PAGA claims and asserting the same factual allegations as the plaintiffs in the Attia matter. On July 21, 2016, Ms. Nguyen filed an amended complaint with no material differences from the original complaint. On August 25, 2016, the Company filed a motion to dismiss or to stay the case. The motion was heard on September 23, 2016. At the hearing, the court granted the Company's motion and stayed the Nguyen case in light of the Attia matter. At a status conference on April 17, 2017, the court maintained the stay and set a further status conference for September 5, 2017.

On July 28, 2016, former employee Milca Connolly filed a representative action alleging only PAGA claims against The Neiman Marcus Group in the Superior Court of California, Orange County. Ms. Connolly’s complaint raises PAGA claims substantially identical to those raised in Attia and Nguyen based on allegations of failure to pay overtime and minimum wages, unlawful deductions from wages, failure to provide meal and rest breaks, failure to reimburse business expenses, failure to timely pay wages due at termination and failure to provide accurate itemized wage statements. The Company was served with the Complaint in Connolly on September 8, 2016. On October 11, 2016, the Company filed a motion to dismiss or stay the case in light of the Attia and Nguyen matters. At the hearing on November 18, 2016, the court granted the Company's motion to stay the case. At a status conference on April 17, 2017, the court maintained the stay and set a further status conference for September 5, 2017.

On September 27, 2016, a dormant Illinois putative class action lawsuit, Catherine Ohle v. Neiman Marcus Group, originally filed in the Circuit Court of Cook County, was revived by an Illinois appeals court when it reversed a June 2014 trial court's order granting summary judgment to the Company and dismissing the matter in its entirety. In Ohle, the plaintiff alleged that the Company’s prior practice of conducting pre-employment credit checks of sales associates and considering credit history as a factor in its hiring decisions violated the Illinois Employee Credit Privacy Act. The appellate court reversed, holding that no exemption applied. The Company appealed the decision to the Illinois Supreme Court, and review was denied on January 25, 2017. The case was returned to the trial court for further proceedings. On June 9, 2017, the court granted preliminary approval of settlement.

In addition, we are currently involved in various other legal actions and proceedings that arose in the ordinary course of business. We believe that any liability arising as a result of such ordinary course matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

Cyber-Attack Class Actions Litigation. Three class actions relating to a cyber-attack on our computer systems in 2013 (the "Cyber-Attack") were filed in January 2014 and later voluntarily dismissed by the plaintiffs between February and April 2014. The plaintiffs had alleged negligence and other claims in connection with their purchases by payment cards and sought monetary and injunctive relief. Melissa Frank v. The Neiman Marcus Group, LLC, et al., was filed in the U.S. District Court for the Eastern District of New York on January 13, 2014 but was voluntarily dismissed by the plaintiff on April 15, 2014, without prejudice to her right to re-file a complaint. Donna Clark v. Neiman Marcus Group LTD LLC was filed in the U.S. District Court for the Northern District of Georgia on January 27, 2014 but was voluntarily dismissed by the plaintiff on March 11, 2014, without prejudice to her right to re-file a complaint. Christina Wong v. The Neiman Marcus Group, LLC, et al., was filed in the U.S. District Court for the Central District of California on January 29, 2014, but was voluntarily dismissed by the plaintiff on February 10, 2014, without prejudice to her right to re-file a complaint. Three additional putative class actions relating to the Cyber-Attack were filed in March and April 2014, also alleging negligence and other claims in connection with plaintiffs’ purchases by payment cards. Two of the cases, Katerina Chau v. Neiman Marcus Group LTD Inc., filed in the U.S. District Court for the Southern District of California on March 14, 2014, and Michael Shields v. The Neiman Marcus Group, LLC, filed in the U.S. District Court for the Southern District of California on April 1, 2014, were voluntarily dismissed, with prejudice as to Chau and without prejudice as to Shields. The third case, Hilary Remijas v. The Neiman Marcus Group, LLC, was filed on March 12, 2014 in the U.S. District Court for the Northern District of Illinois. On June 2, 2014, an amended complaint in the Remijas case was filed, which added three plaintiffs (Debbie Farnoush and Joanne Kao, California residents; and Melissa Frank, a New York resident) and asserted claims for negligence, implied contract, unjust enrichment, violation of various consumer protection statutes, invasion of privacy and violation of state data breach laws. The Company moved to dismiss the Remijas amended complaint on July 2, 2014. On September 16, 2014, the court granted the Company's motion to dismiss the Remijas case on the grounds that the plaintiffs lacked standing due to their failure to demonstrate an actionable injury. On September 25, 2014, plaintiffs appealed the district court's order dismissing the case to the Seventh Circuit Court of Appeals. Oral argument was held on January 23, 2015. On July 20, 2015, the Seventh Circuit Court of Appeals reversed the district court's ruling and remanded the case to the district court for further proceedings. On August 3, 2015, we filed a petition for rehearing en banc. On September 17, 2015, the Seventh Circuit Court of Appeals denied our petition for rehearing. The district court held a status conference on October 29, 2015 and set a supplemental briefing schedule on the remaining portion of our previously filed motion to dismiss that had not been addressed by the court, and scheduled a status hearing for December 15, 2015. The parties completed supplemental briefing on December 21, 2015. On January 13, 2016, the court denied the Company's motion to dismiss. The parties jointly requested, and the court granted, an extension of time for filing a responsive pleading, which was due on December 28, 2016. On February 9, 2017, the court denied the parties' request for another extension of time, dismissed the case without prejudice, and stated that plaintiffs could file a motion to reinstate. On March 8, 2017, plaintiffs filed a motion to reinstate, which the court granted on March 16, 2017. On March 17, 2017, plaintiffs filed a motion seeking preliminary approval of a class action settlement resolving this action. The court has not yet ruled on the plaintiffs' motion for preliminary approval.

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

Other.  We had $1.8 million in outstanding irrevocable letters of credit at April 29, 2017.  We had approximately $3.6 million in surety bonds at April 29, 2017 relating primarily to merchandise imports and state sales tax and utility requirements.

11. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss by component (amounts are recorded net of related income taxes):

(in thousands)	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Financial Instruments	Unfunded Benefit Obligations	Total

Balance, July 30, 2016	$(19,168)	$(9,326)	$(87,347)	$(115,841)
Other comprehensive earnings (loss)	2,496	1,986	(3,871)	611
Amounts reclassified from accumulated other comprehensive loss	—	359	—	359
Balance, October 29, 2016	$(16,672)	$(6,981)	$(91,218)	$(114,871)
Other comprehensive earnings (loss)	(8,575)	10,989	327	2,741
Amounts reclassified from accumulated other comprehensive loss	—	929	—	929
Balance, January 28, 2017	$(25,247)	$4,937	$(90,891)	$(111,201)
Other comprehensive earnings (loss)	2,045	(1,866)	330	509
Amounts reclassified from accumulated other comprehensive loss	—	1,225	—	1,225
Balance, April 29, 2017	$(23,202)	$4,296	$(90,561)	$(109,467)

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

At April 29, 2017, an aggregate of 41,714 Co-Invest Options and time-vested options were held by Retirement Eligible Optionees. The recorded liability with respect to such options was $1.5 million at April 29, 2017, $5.5 million at July 30, 2016 and $19.8 million at April 30, 2016.

The following table sets forth certain summary information with respect to our stock options for the periods indicated:

	Thirteen weeks ended		Thirty-nine weeks ended
(in actuals)	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016

Stock option grants:
Number of options granted	856	—	9,971	4,268
Weighted average grant date fair value	$54	$—	$149	$341

Stock option exercises:
Number of options exercised	—	—	609	626
Weighted average exercise price	$—	$—	$180	$1,205

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

At April 29, 2017, 24,350 shares of unvested restricted common stock were outstanding. The recorded liability with respect to such shares was $1.7 million at April 29, 2017.

Stock Compensation Expense (Benefit). The following table summarizes our stock-based compensation expense (benefit):

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016

Stock compensation expense (benefit):
Stock options	$(635)	$—	$(958)	$3,880
Restricted stock	840	—	1,680	—
Total	$205	$—	$722	$3,880

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

14. Other Expenses (Income)

Other expenses (income) consist of the following components:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016

Expenses incurred in connection with strategic initiatives	$8,309	$3,599	$17,011	$21,870
MyTheresa acquisition costs	2,584	80	3,286	4,408
Net gain from facility closure	—	(5,446)	—	(5,446)
Other expenses	15	1,133	2,640	3,680
Total	$10,908	$(634)	$22,937	$24,512

We incurred professional fees and other costs in connection with our strategic initiatives, including Organizing for Growth, NMG One and the evaluation of potential strategic alternatives, aggregating $8.3 million in the third quarter of fiscal year 2017, $3.6 million in the third quarter of fiscal year 2016, $17.0 million in year-to-date fiscal 2017 and $21.9 million in year-to-date fiscal 2016. In connection with Organizing for Growth, we eliminated approximately 90 positions in August 2016 and approximately 500 positions in October 2015 across our stores, divisions and facilities. We incurred severance costs of $3.3 million in year-to-date fiscal 2017 and $10.2 million in year-to-date fiscal 2016.

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. Acquisition costs consisted primarily of professional fees as well as adjustments of our earn-out obligations to estimated fair value at each reporting date. The final earn-out obligation was paid in March 2017.

In the third quarter of fiscal year 2016, we recorded a $5.4 million net gain related to the closure and relocation of our regional service center in New York.

15. Condensed Consolidating Financial Information (with respect to NMG's obligations under the Senior Secured Credit Facilities, Cash Pay Notes and PIK Toggle Notes)

All of NMG’s obligations under the Senior Secured Credit Facilities are guaranteed by Holdings and our current and future direct and indirect wholly owned subsidiaries, subject to exceptions as more fully described in Note 6 of the Notes to Condensed Consolidated Financial Statements.  All of NMG's obligations under the Cash Pay Notes and the PIK Toggle Notes are guaranteed by the same entities that guarantee the Senior Secured Credit Facilities, other than Holdings. Currently, the Company’s non-guarantor subsidiaries under the Senior Secured Credit Facilities, Cash Pay Notes and PIK Toggle Notes consist principally of (i) NMG Germany GmbH, through which we conduct the operations of MyTheresa, (ii) NMG International LLC, a holding company with respect to our foreign operations and (iii) Nancy Holdings LLC, which holds legal title to certain real property used by us in conducting our operations and described below under "— Results of Operations and Financial Condition of Unrestricted Subsidiaries". The non-guarantor subsidiary Nancy Holdings LLC had no assets or operations prior to March 10, 2017.

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

	April 29, 2017
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$41,700	$924	$10,991	$—	$53,615
Credit card receivables	—	47,801	—	880	—	48,681
Merchandise inventories	—	978,201	181,474	71,535	—	1,231,210
Other current assets	—	145,531	7,557	3,595	(1,021)	155,662
Total current assets	—	1,213,233	189,955	87,001	(1,021)	1,489,168
Property and equipment, net	—	1,345,614	151,787	103,358	—	1,600,759
Intangible assets, net	—	522,952	2,420,493	68,211	—	3,011,656
Goodwill	—	1,412,147	537,263	119,672	—	2,069,082
Other long-term assets	—	25,144	1,837	—	—	26,981
Intercompany notes receivable	—	—	—	—	—	—
Investments in subsidiaries	786,919	3,549,644	—	—	(4,336,563)	—
Total assets	$786,919	$8,068,734	$3,301,335	$378,242	$(4,337,584)	$8,197,646
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$202,716	$—	$10,993	$—	$213,709
Accrued liabilities	—	336,864	77,992	27,347	(1,021)	441,182
Current portion of long-term debt	—	29,426	—	—	—	29,426
Total current liabilities	—	569,006	77,992	38,340	(1,021)	684,317
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,849,225	—	—	—	4,849,225
Intercompany notes payable	—	—	—	—	—	—
Deferred income taxes	—	1,234,045	—	8,473	—	1,242,518
Other long-term liabilities	—	629,539	5,361	(233)	—	634,667
Total long-term liabilities	—	6,712,809	5,361	8,240	—	6,726,410
Total member equity	786,919	786,919	3,217,982	331,662	(4,336,563)	786,919
Total liabilities and member equity	$786,919	$8,068,734	$3,301,335	$378,242	$(4,337,584)	$8,197,646

	July 30, 2016
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$39,791	$936	$21,116	$—	$61,843
Credit card receivables	—	35,165	—	3,648	—	38,813
Merchandise inventories	—	917,138	145,518	62,669	—	1,125,325
Other current assets	—	94,498	15,082	1,256	(2,771)	108,065
Total current assets	—	1,086,592	161,536	88,689	(2,771)	1,334,046
Property and equipment, net	—	1,440,968	144,186	2,967	—	1,588,121
Intangible assets, net	—	566,084	2,605,413	73,005	—	3,244,502
Goodwill	—	1,412,146	537,263	123,409	—	2,072,818
Other long-term assets	—	15,153	2,248	—	—	17,401
Intercompany notes receivable	—	—	196,686	—	(196,686)	—
Investments in subsidiaries	943,131	3,541,121	—	—	(4,484,252)	—
Total assets	$943,131	$8,062,064	$3,647,332	$288,070	$(4,683,709)	$8,256,888
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$257,047	$37,082	$23,607	$—	$317,736
Accrued liabilities	—	373,108	70,488	51,821	(2,771)	492,646
Current portion of long-term debt	—	29,426	—	—	—	29,426
Total current liabilities	—	659,581	107,570	75,428	(2,771)	839,808
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,584,281	—	—	—	4,584,281
Intercompany notes payable	—	—	—	196,686	(196,686)	—
Deferred income taxes	—	1,285,829	—	10,964	—	1,296,793
Other long-term liabilities	—	589,242	3,633	—	—	592,875
Total long-term liabilities	—	6,459,352	3,633	207,650	(196,686)	6,473,949
Total member equity	943,131	943,131	3,536,129	4,992	(4,484,252)	943,131
Total liabilities and member equity	$943,131	$8,062,064	$3,647,332	$288,070	$(4,683,709)	$8,256,888

	April 30, 2016
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$56,257	$994	$19,031	$—	$76,282
Credit card receivables	—	50,099	—	2,632	—	52,731
Merchandise inventories	—	991,226	156,897	52,790	—	1,200,913
Other current assets	—	97,198	11,696	1,920	(1,378)	109,436
Total current assets	—	1,194,780	169,587	76,373	(1,378)	1,439,362
Property and equipment, net	—	1,405,802	139,900	2,037	—	1,547,739
Intangible assets, net	—	581,975	2,857,054	76,556	—	3,515,585
Goodwill	—	1,611,365	537,263	127,413	—	2,276,041
Other long-term assets	—	13,959	2,381	—	—	16,340
Intercompany notes receivable	—	—	196,686	—	(196,686)	—
Investments in subsidiaries	1,417,572	3,797,514	—	—	(5,215,086)	—
Total assets	$1,417,572	$8,605,395	$3,902,871	$282,379	$(5,413,150)	$8,795,067
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$225,277	$28,943	$10,507	$—	$264,727
Accrued liabilities	—	353,205	82,009	52,845	(1,378)	486,681
Current portion of long-term debt	—	29,426	—	—	—	29,426
Total current liabilities	—	607,908	110,952	63,352	(1,378)	780,834
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,685,966	—	—	—	4,685,966
Intercompany notes payable	—	—	—	196,686	(196,686)	—
Deferred income taxes	—	1,445,168	—	13,113	—	1,458,281
Other long-term liabilities	—	448,781	3,633	—	—	452,414
Total long-term liabilities	—	6,579,915	3,633	209,799	(196,686)	6,596,661
Total member equity	1,417,572	1,417,572	3,788,286	9,228	(5,215,086)	1,417,572
Total liabilities and member equity	$1,417,572	$8,605,395	$3,902,871	$282,379	$(5,413,150)	$8,795,067

	Thirteen weeks ended April 29, 2017
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$872,880	$168,430	$70,125	$—	$1,111,435
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	574,929	109,267	46,347	—	730,543
Selling, general and administrative expenses (excluding depreciation)	—	215,561	30,277	19,728	—	265,566
Income from credit card program	—	(13,788)	(1,265)	—	—	(15,053)
Depreciation expense	—	51,134	3,793	767	—	55,694
Amortization of intangible assets and favorable lease commitments	—	13,578	11,564	363	—	25,505
Other expenses	—	8,535	—	2,373	—	10,908
Operating earnings	—	22,931	14,794	547	—	38,272
Interest expense, net	—	73,761	—	(43)	—	73,718
Intercompany royalty charges (income)	—	36,646	(36,646)	—	—	—
Equity in loss (earnings) of subsidiaries	24,874	(52,145)	—	—	27,271	—
Earnings (loss) before income taxes	(24,874)	(35,331)	51,440	590	(27,271)	(35,446)
Income tax benefit	—	(10,457)	—	(115)	—	(10,572)
Net earnings (loss)	$(24,874)	$(24,874)	$51,440	$705	$(27,271)	$(24,874)
Total other comprehensive earnings (loss), net of tax	1,734	(311)	—	2,045	(1,734)	1,734
Total comprehensive earnings (loss)	$(23,140)	$(25,185)	$51,440	$2,750	$(29,005)	$(23,140)

	Thirteen weeks ended April 30, 2016
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$930,333	$182,386	$56,573	$—	$1,169,292
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	590,735	115,407	37,329	—	743,471
Selling, general and administrative expenses (excluding depreciation)	—	225,972	31,729	17,076	—	274,777
Income from credit card program	—	(13,604)	(1,406)	—	—	(15,010)
Depreciation expense	—	53,983	5,415	218	—	59,616
Amortization of intangible assets and favorable lease commitments	—	14,198	12,056	1,145	—	27,399
Other expenses (income)	—	(1,822)	—	1,188	—	(634)
Operating earnings (loss)	—	60,871	19,185	(383)	—	79,673
Interest expense, net	—	72,734	(1,399)	1,340	—	72,675
Intercompany royalty charges (income)	—	36,690	(36,690)	—	—	—
Equity in loss (earnings) of subsidiaries	(3,790)	(56,146)	—	—	59,936	—
Earnings (loss) before income taxes	3,790	7,593	57,274	(1,723)	(59,936)	6,998
Income tax expense (benefit)	—	3,803	—	(595)	—	3,208
Net earnings (loss)	$3,790	$3,790	$57,274	$(1,128)	$(59,936)	$3,790
Total other comprehensive earnings (loss), net of tax	5,874	414	—	5,460	(5,874)	5,874
Total comprehensive earnings (loss)	$9,664	$4,204	$57,274	$4,332	$(65,810)	$9,664

	Thirty-nine weeks ended April 29, 2017
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,840,506	$555,092	$190,520	$—	$3,586,118
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,914,889	375,186	122,828	—	2,412,903
Selling, general and administrative expenses (excluding depreciation)	—	696,407	99,779	53,694	—	849,880
Income from credit card program	—	(41,461)	(4,010)	—	—	(45,471)
Depreciation expense	—	156,215	12,238	1,338	—	169,791
Amortization of intangible assets and favorable lease commitments	—	41,653	34,815	2,638	—	79,106
Other expenses	—	21,222	—	1,715	—	22,937
Impairment charges	—	153,772	—	—	—	153,772
Operating earnings (loss)	—	(102,191)	37,084	8,307	—	(56,800)
Interest expense, net	—	219,830	—	168	—	219,998
Intercompany royalty charges (income)	—	113,090	(113,090)	—	—	—
Equity in loss (earnings) of subsidiaries	165,456	(157,614)	—	—	(7,842)	—
Earnings (loss) before income taxes	(165,456)	(277,497)	150,174	8,139	7,842	(276,798)
Income tax expense (benefit)	—	(112,041)	—	699	—	(111,342)
Net earnings (loss)	$(165,456)	$(165,456)	$150,174	$7,440	$7,842	$(165,456)
Total other comprehensive earnings (loss), net of tax	6,374	10,408	—	(4,034)	(6,374)	6,374
Total comprehensive earnings (loss)	$(159,082)	$(155,048)	$150,174	$3,406	$1,468	$(159,082)

	Thirty-nine weeks ended April 30, 2016
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,066,164	$608,082	$146,903	$—	$3,821,149
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,009,842	403,191	92,804	—	2,505,837
Selling, general and administrative expenses (excluding depreciation)	—	715,211	103,533	44,029	—	862,773
Income from credit card program	—	(40,362)	(4,272)	—	—	(44,634)
Depreciation expense	—	153,200	15,285	672	—	169,157
Amortization of intangible assets and favorable lease commitments	—	43,961	36,347	3,688	—	83,996
Other expenses	—	19,351	—	5,161	—	24,512
Operating earnings	—	164,961	53,998	549	—	219,508
Interest expense, net	—	215,777	(6,687)	6,765	—	215,855
Intercompany royalty charges (income)	—	115,445	(115,445)	—	—	—
Equity in loss (earnings) of subsidiaries	(1,136)	(170,327)	—	—	171,463	—
Earnings (loss) before income taxes	1,136	4,066	176,130	(6,216)	(171,463)	3,653
Income tax expense (benefit)	—	2,930	—	(413)	—	2,517
Net earnings (loss)	$1,136	$1,136	$176,130	$(5,803)	$(171,463)	$1,136
Total other comprehensive earnings (loss), net of tax	2,582	421	—	2,161	(2,582)	2,582
Total comprehensive earnings (loss)	$3,718	$1,557	$176,130	$(3,642)	$(174,045)	$3,718

	Thirty-nine weeks ended April 29, 2017
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$(165,456)	$(165,456)	$150,174	$7,440	$7,842	$(165,456)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	216,257	47,053	3,976	—	267,286
Impairment charges	—	153,772	—	—	—	153,772
Deferred income taxes	—	(97,690)	—	(2,190)	—	(99,880)
Other	—	(2,780)	2,235	3,623	—	3,078
Intercompany royalty income payable (receivable)	—	113,090	(113,090)	—	—	—
Equity in loss (earnings) of subsidiaries	165,456	(157,614)	—	—	(7,842)	—
Changes in operating assets and liabilities, net	—	(139,652)	(63,739)	(25,547)	—	(228,938)
Net cash provided by (used for) operating activities	—	(80,073)	22,633	(12,698)	—	(70,138)
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	—	(133,547)	(22,645)	(5,294)	—	(161,486)
Investment in subsidiaries	—	(27,042)	—	27,042	—	—
Net cash provided by (used for) investing activities	—	(160,589)	(22,645)	21,748	—	(161,486)
CASH FLOWS - FINANCING ACTIVITIES
Borrowings under Asset-Based Revolving Credit Facility	—	730,000	—	—	—	730,000
Repayment of borrowings	—	(482,070)	—	—	—	(482,070)
Payment of contingent earn-out obligation	—	—	—	(22,857)	—	(22,857)
Debt issuance costs paid	—	(5,359)	—	—	—	(5,359)
Net cash provided by (used for) financing activities	—	242,571	—	(22,857)	—	219,714
Effect of exchange rate changes on cash and cash equivalents	—	—	—	3,682	—	3,682
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	1,909	(12)	(10,125)	—	(8,228)
Beginning balance	—	39,791	936	21,116	—	61,843
Ending balance	$—	$41,700	$924	$10,991	$—	$53,615

	Thirty-nine weeks ended April 30, 2016
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$1,136	$1,136	$176,130	$(5,803)	$(171,463)	$1,136
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	215,590	51,632	4,360	—	271,582
Deferred income taxes	—	19,681	—	(3,896)	—	15,785
Other	—	(1,231)	(7,403)	11,988	—	3,354
Intercompany royalty income payable (receivable)	—	115,445	(115,445)	—	—	—
Equity in loss (earnings) of subsidiaries	(1,136)	(170,327)	—	—	171,463	—
Changes in operating assets and liabilities, net	—	(26,894)	(66,735)	(50,646)	—	(144,275)
Net cash provided by (used for) operating activities	—	153,400	38,179	(43,997)	—	147,582
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	—	(193,573)	(37,891)	(529)	—	(231,993)
Acquisition of MyTheresa	—	—	—	(896)	—	(896)
Investment in subsidiaries	—	(30,204)	—	30,204	—	—
Net cash provided by (used for) investing activities	—	(223,777)	(37,891)	28,779	—	(232,889)
CASH FLOWS - FINANCING ACTIVITIES
Borrowings under Asset-Based Revolving Credit Facility	—	495,000	—	—	—	495,000
Repayment of borrowings	—	(382,069)	—	—	—	(382,069)
Payment of contingent earn-out obligation	—	—	—	(27,185)	—	(27,185)
Intercompany notes payable (receivable)	—	(39,459)	—	39,459	—	—
Net cash provided by financing activities	—	73,472	—	12,274	—	85,746
Effect of exchange rate changes on cash and cash equivalents	—	—	—	2,869	—	2,869
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	3,095	288	(75)	—	3,308
Beginning balance	—	53,162	706	19,106	—	72,974
Ending balance	$—	$56,257	$994	$19,031	$—	$76,282

Results of Operations and Financial Condition of Unrestricted Subsidiaries. On March 10, 2017, the Board of Directors of Parent designated certain of our subsidiaries as “unrestricted subsidiaries” for purposes of the indenture governing the Cash Pay Notes and the indenture governing the PIK Toggle Notes. These subsidiaries were previously or simultaneously designated as "unrestricted subsidiaries" under the Asset-Based Revolving Credit Facility and the Senior Secured Term Loan Facility. At April 29, 2017, the unrestricted subsidiaries consisted primarily of (i) NMG Germany GmbH, through which we conduct the operations of MyTheresa and (ii) Nancy Holdings LLC, which holds legal title to certain real property located in McLean, Virginia, San Antonio, Texas and Longview, Texas used by us in conducting our operations.

Pursuant to the terms of the indentures governing the Cash Pay Notes and the PIK Toggle Notes, we are presenting the following financial information with respect to the unrestricted subsidiaries separate from the Company and its restricted subsidiaries. The unrestricted subsidiary Nancy Holdings LLC had no assets or operations prior to March 10, 2017. The financial information of NMG Germany GmbH as of July 30, 2016 and as of and for the thirteen weeks and thirty-nine weeks ended April 30, 2016 was substantially the same as the financial information presented for “Non-Guarantor Subsidiaries” for such periods included in the tables above in this Note 15. The difference in net earnings of the unrestricted subsidiaries for the thirteen weeks and thirty-nine weeks ended April 29, 2017 compared to the net earnings of the non-guarantor subsidiaries for such periods, as presented in the tables above in this Note 15, consisted primarily of a net interest income of approximately $1.4 million per fiscal quarter associated with an intercompany note payable by the MyTheresa unrestricted subsidiaries and held by NMG International LLC, which is a non-guarantor restricted subsidiary.
This information may not necessarily be indicative of the financial condition and results of operations of the unrestricted subsidiaries had they operated as independent entities during the periods presented.
Information with respect to the unrestricted subsidiaries with respect to the Cash Pay Notes and PIK Toggle Notes is as follows:

(in thousands)	April 29, 2017

Total assets	$378,173
Net assets	127,839

	Thirteen weeks ended	Thirty-nine weeks ended
(in thousands)	April 29, 2017	April 29, 2017

Revenues	$70,125	$190,520
Net earnings (loss)	(710)	3,147

16. Condensed Consolidating Financial Information (with respect to NMG's obligations under the 2028 Debentures)

All of NMG’s obligations under the 2028 Debentures are guaranteed by the Company.  The guarantee by the Company is full and unconditional and is subject to automatic release if the requirements for legal defeasance or covenant defeasance of the 2028 Debentures are satisfied, or if NMG’s obligations under the indenture governing the 2028 Debentures are discharged.  Currently, the Company’s non-guarantor subsidiaries under the 2028 Debentures consist principally of (i) Bergdorf Goodman, Inc., through which we conduct the operations of our Bergdorf Goodman stores; (ii) NM Nevada Trust, which holds legal title to certain real property and intangible assets used by NMG in conducting its operations; (iii) NMG Germany GmbH, through which we conduct the operations of MyTheresa; (iv) NMG International LLC, a holding company with respect to our foreign operations; and (v) Nancy Holdings LLC, which holds legal title to certain real property used by NMG in conducting its operations and described in Note 15 under "— Results of Operations and Financial Condition of Unrestricted Subsidiaries". The non-guarantor subsidiary Nancy Holdings LLC had no assets or operations prior to March 10, 2017.

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

	April 29, 2017
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$41,700	$11,915	$—	$53,615
Credit card receivables	—	47,801	880	—	48,681
Merchandise inventories	—	978,201	253,009	—	1,231,210
Other current assets	—	145,531	11,152	(1,021)	155,662
Total current assets	—	1,213,233	276,956	(1,021)	1,489,168
Property and equipment, net	—	1,345,614	255,145	—	1,600,759
Intangible assets, net	—	522,952	2,488,704	—	3,011,656
Goodwill	—	1,412,147	656,935	—	2,069,082
Other long-term assets	—	25,144	1,837	—	26,981
Investments in subsidiaries	786,919	3,549,644	—	(4,336,563)	—
Total assets	$786,919	$8,068,734	$3,679,577	$(4,337,584)	$8,197,646
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$202,716	$10,993	$—	$213,709
Accrued liabilities	—	336,864	105,339	(1,021)	441,182
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	569,006	116,332	(1,021)	684,317
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,849,225	—	—	4,849,225
Deferred income taxes	—	1,234,045	8,473	—	1,242,518
Other long-term liabilities	—	629,539	5,128	—	634,667
Total long-term liabilities	—	6,712,809	13,601	—	6,726,410
Total member equity	786,919	786,919	3,549,644	(4,336,563)	786,919
Total liabilities and member equity	$786,919	$8,068,734	$3,679,577	$(4,337,584)	$8,197,646

	July 30, 2016
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$39,791	$22,052	$—	$61,843
Credit card receivables	—	35,165	3,648	—	38,813
Merchandise inventories	—	917,138	208,187	—	1,125,325
Other current assets	—	94,498	13,567	—	108,065
Total current assets	—	1,086,592	247,454	—	1,334,046
Property and equipment, net	—	1,440,968	147,153	—	1,588,121
Intangible assets, net	—	566,084	2,678,418	—	3,244,502
Goodwill	—	1,412,146	660,672	—	2,072,818
Other long-term assets	—	15,153	2,248	—	17,401
Investments in subsidiaries	943,131	3,541,121	—	(4,484,252)	—
Total assets	$943,131	$8,062,064	$3,735,945	$(4,484,252)	$8,256,888
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$257,047	$60,689	$—	$317,736
Accrued liabilities	—	373,108	119,538	—	492,646
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	659,581	180,227	—	839,808
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,584,281	—	—	4,584,281
Deferred income taxes	—	1,285,829	10,964	—	1,296,793
Other long-term liabilities	—	589,242	3,633	—	592,875
Total long-term liabilities	—	6,459,352	14,597	—	6,473,949
Total member equity	943,131	943,131	3,541,121	(4,484,252)	943,131
Total liabilities and member equity	$943,131	$8,062,064	$3,735,945	$(4,484,252)	$8,256,888

	April 30, 2016
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$56,257	$20,025	$—	$76,282
Credit card receivables	—	50,099	2,632	—	52,731
Merchandise inventories	—	991,226	209,687	—	1,200,913
Other current assets	—	97,198	12,238	—	109,436
Total current assets	—	1,194,780	244,582	—	1,439,362
Property and equipment, net	—	1,405,802	141,937	—	1,547,739
Intangible assets, net	—	581,975	2,933,610	—	3,515,585
Goodwill	—	1,611,365	664,676	—	2,276,041
Other long-term assets	—	13,959	2,381	—	16,340
Investments in subsidiaries	1,417,572	3,797,514	—	(5,215,086)	—
Total assets	$1,417,572	$8,605,395	$3,987,186	$(5,215,086)	$8,795,067
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$225,277	$39,450	$—	$264,727
Accrued liabilities	—	353,205	133,476	—	486,681
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	607,908	172,926	—	780,834
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,685,966	—	—	4,685,966
Deferred income taxes	—	1,445,168	13,113	—	1,458,281
Other long-term liabilities	—	448,781	3,633	—	452,414
Total long-term liabilities	—	6,579,915	16,746	—	6,596,661
Total member equity	1,417,572	1,417,572	3,797,514	(5,215,086)	1,417,572
Total liabilities and member equity	$1,417,572	$8,605,395	$3,987,186	$(5,215,086)	$8,795,067

	Thirteen weeks ended April 29, 2017
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$872,880	$238,555	$—	$1,111,435
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	574,929	155,614	—	730,543
Selling, general and administrative expenses (excluding depreciation)	—	215,561	50,005	—	265,566
Income from credit card program	—	(13,788)	(1,265)	—	(15,053)
Depreciation expense	—	51,134	4,560	—	55,694
Amortization of intangible assets and favorable lease commitments	—	13,578	11,927	—	25,505
Other expenses	—	8,535	2,373	—	10,908
Operating earnings	—	22,931	15,341	—	38,272
Interest expense, net	—	73,761	(43)	—	73,718
Intercompany royalty charges (income)	—	36,646	(36,646)	—	—
Equity in loss (earnings) of subsidiaries	24,874	(52,145)	—	27,271	—
Earnings (loss) before income taxes	(24,874)	(35,331)	52,030	(27,271)	(35,446)
Income tax benefit	—	(10,457)	(115)	—	(10,572)
Net earnings (loss)	$(24,874)	$(24,874)	$52,145	$(27,271)	$(24,874)
Total other comprehensive earnings (loss), net of tax	1,734	(311)	2,045	(1,734)	1,734
Total comprehensive earnings (loss)	$(23,140)	$(25,185)	$54,190	$(29,005)	$(23,140)

	Thirteen weeks ended April 30, 2016
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$930,333	$238,959	$—	$1,169,292
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	590,735	152,736	—	743,471
Selling, general and administrative expenses (excluding depreciation)	—	225,972	48,805	—	274,777
Income from credit card program	—	(13,604)	(1,406)	—	(15,010)
Depreciation expense	—	53,983	5,633	—	59,616
Amortization of intangible assets and favorable lease commitments	—	14,198	13,201	—	27,399
Other expenses (income)	—	(1,822)	1,188	—	(634)
Operating earnings	—	60,871	18,802	—	79,673
Interest expense, net	—	72,734	(59)	—	72,675
Intercompany royalty charges (income)	—	36,690	(36,690)	—	—
Equity in loss (earnings) of subsidiaries	(3,790)	(56,146)	—	59,936	—
Earnings (loss) before income taxes	3,790	7,593	55,551	(59,936)	6,998
Income tax expense (benefit)	—	3,803	(595)	—	3,208
Net earnings (loss)	$3,790	$3,790	$56,146	$(59,936)	$3,790
Total other comprehensive earnings (loss), net of tax	5,874	414	5,460	(5,874)	5,874
Total comprehensive earnings (loss)	$9,664	$4,204	$61,606	$(65,810)	$9,664

	Thirty-nine weeks ended April 29, 2017
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,840,506	$745,612	$—	$3,586,118
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,914,889	498,014	—	2,412,903
Selling, general and administrative expenses (excluding depreciation)	—	696,407	153,473	—	849,880
Income from credit card program	—	(41,461)	(4,010)	—	(45,471)
Depreciation expense	—	156,215	13,576	—	169,791
Amortization of intangible assets and favorable lease commitments	—	41,653	37,453	—	79,106
Other expenses	—	21,222	1,715	—	22,937
Impairment charges	—	153,772	—	—	153,772
Operating earnings (loss)	—	(102,191)	45,391	—	(56,800)
Interest expense, net	—	219,830	168	—	219,998
Intercompany royalty charges (income)	—	113,090	(113,090)	—	—
Equity in loss (earnings) of subsidiaries	165,456	(157,614)	—	(7,842)	—
Earnings (loss) before income taxes	(165,456)	(277,497)	158,313	7,842	(276,798)
Income tax expense (benefit)	—	(112,041)	699	—	(111,342)
Net earnings (loss)	$(165,456)	$(165,456)	$157,614	$7,842	$(165,456)
Total other comprehensive earnings (loss), net of tax	6,374	10,408	(4,034)	(6,374)	6,374
Total comprehensive earnings (loss)	$(159,082)	$(155,048)	$153,580	$1,468	$(159,082)

	Thirty-nine weeks ended April 30, 2016
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,066,164	$754,985	$—	$3,821,149
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,009,842	495,995	—	2,505,837
Selling, general and administrative expenses (excluding depreciation)	—	715,211	147,562	—	862,773
Income from credit card program	—	(40,362)	(4,272)	—	(44,634)
Depreciation expense	—	153,200	15,957	—	169,157
Amortization of intangible assets and favorable lease commitments	—	43,961	40,035	—	83,996
Other expenses	—	19,351	5,161	—	24,512
Operating earnings	—	164,961	54,547	—	219,508
Interest expense, net	—	215,777	78	—	215,855
Intercompany royalty charges (income)	—	115,445	(115,445)	—	—
Equity in loss (earnings) of subsidiaries	(1,136)	(170,327)	—	171,463	—
Earnings (loss) before income taxes	1,136	4,066	169,914	(171,463)	3,653
Income tax expense (benefit)	—	2,930	(413)	—	2,517
Net earnings (loss)	$1,136	$1,136	$170,327	$(171,463)	$1,136
Total other comprehensive earnings (loss), net of tax	2,582	421	2,161	(2,582)	2,582
Total comprehensive earnings (loss)	$3,718	$1,557	$172,488	$(174,045)	$3,718

	Thirty-nine weeks ended April 29, 2017
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$(165,456)	$(165,456)	$157,614	$7,842	$(165,456)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	216,257	51,029	—	267,286
Impairment charges	—	153,772	—	—	153,772
Deferred income taxes	—	(97,690)	(2,190)	—	(99,880)
Other	—	(2,780)	5,858	—	3,078
Intercompany royalty income payable (receivable)	—	113,090	(113,090)	—	—
Equity in loss (earnings) of subsidiaries	165,456	(157,614)	—	(7,842)	—
Changes in operating assets and liabilities, net	—	(139,652)	(89,286)	—	(228,938)
Net cash provided by (used for) operating activities	—	(80,073)	9,935	—	(70,138)
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(133,547)	(27,939)	—	(161,486)
Investment in subsidiaries	—	(27,042)	27,042	—	—
Net cash used for investing activities	—	(160,589)	(897)	—	(161,486)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Asset-Based Revolving Credit Facility	—	730,000	—	—	730,000
Repayment of borrowings	—	(482,070)	—	—	(482,070)
Payment of contingent earn-out obligation	—	—	(22,857)	—	(22,857)
Debt issuance costs paid	—	(5,359)	—	—	(5,359)
Net cash provided by (used for) financing activities	—	242,571	(22,857)	—	219,714
Effect of exchange rate changes on cash and cash equivalents	—	—	3,682	—	3,682
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	1,909	(10,137)	—	(8,228)
Beginning balance	—	39,791	22,052	—	61,843
Ending balance	$—	$41,700	$11,915	$—	$53,615

	Thirty-nine weeks ended April 30, 2016
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$1,136	$1,136	$170,327	$(171,463)	$1,136
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	215,590	55,992	—	271,582
Deferred income taxes	—	19,681	(3,896)	—	15,785
Other	—	(1,231)	4,585	—	3,354
Intercompany royalty income payable (receivable)	—	115,445	(115,445)	—	—
Equity in loss (earnings) of subsidiaries	(1,136)	(170,327)	—	171,463	—
Changes in operating assets and liabilities, net	—	(26,894)	(117,381)	—	(144,275)
Net cash provided by (used for) operating activities	—	153,400	(5,818)	—	147,582
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(193,573)	(38,420)	—	(231,993)
Acquisition of MyTheresa	—	—	(896)	—	(896)
Investment in subsidiaries	—	(30,204)	30,204	—	—
Net cash used for investing activities	—	(223,777)	(9,112)	—	(232,889)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Asset-Based Revolving Credit Facility	—	495,000	—	—	495,000
Repayment of borrowings	—	(382,069)	—	—	(382,069)
Payment of contingent earn-out obligation	—	—	(27,185)	—	(27,185)
Intercompany notes payable (receivable)	—	(39,459)	39,459	—	—
Net cash provided by financing activities	—	73,472	12,274	—	85,746
Effect of exchange rate changes on cash and cash equivalents	—	—	2,869	—	2,869
CASH AND CASH EQUIVALENTS
Decrease during the period	—	3,095	213	—	3,308
Beginning balance	—	53,162	19,812	—	72,974
Ending balance	$—	$56,257	$20,025	$—	$76,282

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

•
our dependence on our relationships with certain designers, vendors and other sources of merchandise as they relate to, among other things: (i) the manner in which goods are available to us, (ii) the levels of merchandise made available to us and (iii) the pricing and payment terms with respect to our purchases;

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

•	the restrictions in our debt agreements that may limit our flexibility in operating our business and our ability to pursue future strategic investments and initiatives; and

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

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  All references to (i) the third quarter of fiscal year 2017 relate to the thirteen weeks ended April 29, 2017, (ii) the third quarter of fiscal year 2016 relate to the thirteen weeks ended April 30, 2016, (iii) year-to-date fiscal 2017 relate to the thirty-nine weeks ended April 29, 2017 and (iv) year-to-date fiscal 2016 relate to the thirty-nine weeks ended April 30, 2016.

Certain amounts presented in tables are subject to rounding adjustments and, as a result, the totals in such tables may not sum.

Investments and Strategic Initiatives

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

In the first quarter of fiscal year 2017, we launched NMG One, an integrated merchandising and distribution system designed to enable us to purchase, share, manage and sell our inventories across our omni-channel operations more efficiently. The implementation of NMG One was significant in scale and complexity, and during year-to-date fiscal 2017, we have experienced and continue to experience issues with respect to the functionality and capabilities of certain portions of the new system. These issues primarily relate to the processing of inventory receipts at our distribution centers, the timely payment of certain merchandise receipts, the transfer of inventories to our stores and the presentation of inventories on our websites. These issues have prevented us from fulfilling certain customer demand in both our stores and websites.

As a result of these implementation issues, we believe:

•our revenues have been adversely impacted;

•incremental markdowns have been incurred;

•higher provisions for estimated inventory shrinkage have been required;

•additional incremental costs, primarily for consulting services, have been incurred; and

•significant internal resources have been allocated to address these issues.

Based on available data, we estimate that these issues resulted in unrealized revenues of approximately $55 to $65 million during year-to-date fiscal 2017. However, we believe the full impact of the NMG One implementation issues on our revenues is likely greater because there are a number of ways in which our business has been disrupted that we cannot directly track or measure.

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

Summary of Results of Operations

A summary of our results of operations is as follows:

•
Revenues — Our revenues for the third quarter of fiscal year 2017 were $1,111.4 million, a decrease of 4.9% compared to the third quarter of fiscal year 2016. Comparable revenues for the third quarter of fiscal year 2017 decreased 4.9% compared to the third quarter of fiscal year 2016. Our year-to-date fiscal 2017 revenues were $3,586.1 million, a decrease of 6.2% compared to year-to-date fiscal 2016. Comparable revenues for year-to-date fiscal 2017 decreased 6.6% compared to year-to-date fiscal 2016.

We believe the lower levels of revenues in the third quarter of fiscal year 2017 and year-to-date fiscal 2017 compared to the corresponding periods of fiscal year 2016 were impacted by a number of factors, including:

•	uncertainty and volatility in domestic and global economic conditions;

•	the strength of the U.S. dollar against international currencies, most notably the Euro and British pound, and a resulting decrease in tourism and spending by international customers in the U.S.;

•
the continuation of low global prices for crude oil and the resulting impact on stakeholders in the oil and gas industries, particularly in the Texas markets in which we have a significant presence; and

•	implementation and conversion issues with respect to NMG One, which prevented us from fulfilling certain customer demand both in our stores and websites.

•
Cost of Goods Sold Including Buying and Occupancy Costs (Excluding Depreciation) ("COGS") — Compared to the corresponding periods of the prior year, COGS as a percentage of revenues increased 210 basis points in the third quarter of fiscal year 2017 and 170 basis points in year-to-date fiscal 2017. The increases in COGS, as a percentage of revenues, were primarily attributable to:

•	decreased product margins due primarily to:

•	higher markdowns, promotional costs and other costs incurred on lower than expected revenues;

•	higher requirements for estimated inventory shrinkage due in part to implementation issues experienced in connection with NMG One; and

•	higher delivery and processing costs; and

•	the deleveraging of buying and occupancy costs.

At April 29, 2017, consolidated inventories totaled $1,231.2 million, a 2.5% increase from April 30, 2016.  We have and will continue to work aggressively to align our inventory levels and purchases with anticipated future customer demand.

•
Selling, General and Administrative Expenses (Excluding Depreciation) ("SG&A") — Compared to the corresponding periods of the prior year, SG&A as a percentage of revenues increased 40 basis points in the third quarter of fiscal year 2017 and 110 basis points in year-to-date fiscal 2017. The higher levels of SG&A expenses, as a percentage of revenues, were primarily attributable to:

•	the deleveraging of a significant portion of our SG&A expenses, primarily payroll and benefits;

•
higher levels of expenses incurred in connection with investments in technology, costs related to the opening of new stores, the remodeling of existing stores and the growth of our international footprint through MyTheresa; and

•	with respect to year-to-date fiscal 2017, higher credit card chargebacks and other fees; partially offset by

•	lower levels of marketing costs.

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

Liquidity — We held cash balances and credit card receivables of $102.3 million at April 29, 2017 compared to $129.0 million at April 30, 2016.  At April 29, 2017, we had $435.0 million of borrowings outstanding under the Asset-Based Revolving Credit Facility, $1.8 million of outstanding letters of credit and $373.3 million of unused borrowing availability. As of June 13, 2017, outstanding borrowings under the Asset-Based Revolving Credit Facility have been reduced by $140.0 million to $295.0 million increasing our unused borrowing availability to $513.3 million. We believe that cash generated from our operations along with our existing cash balances and available sources of financing will enable us to meet our anticipated cash obligations during the next 12 months.

Outlook — We previously announced that the Company had begun a process to explore and evaluate potential strategic alternatives. At this time, any exploration of, and conversations regarding, a partial or full sale of the Company have terminated.

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

Results of Operations

Performance Summary

The following table sets forth certain items expressed as percentages of revenues for the periods indicated:

	Thirteen weeks ended		Thirty-nine weeks ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs (excluding depreciation)	65.7	63.6	67.3	65.6
Selling, general and administrative expenses (excluding depreciation)	23.9	23.5	23.7	22.6
Income from credit card program	(1.4)	(1.3)	(1.3)	(1.2)
Depreciation expense	5.0	5.1	4.7	4.4
Amortization of intangible assets	1.1	1.2	1.1	1.1
Amortization of favorable lease commitments	1.2	1.1	1.1	1.1
Other expenses (income)	1.0	(0.1)	0.6	0.6
Impairment charges	—	—	4.3	—
Operating earnings (loss)	3.4	6.8	(1.6)	5.7
Interest expense, net	6.6	6.2	6.1	5.6
Earnings (loss) before income taxes	(3.2)	0.6	(7.7)	0.1
Income tax expense (benefit)	(1.0)	0.3	(3.1)	0.1
Net earnings (loss)	(2.2)%	0.3%	(4.6)%	—%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated:

	Thirteen weeks ended		Thirty-nine weeks ended
(dollars in millions, except sales per square foot and store count)	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016

Change in comparable revenues (1)
Total revenues	(4.9)%	(5.0)%	(6.6)%	(4.2)%
Online revenues	2.1%	5.3%	0.5%	4.9%

Store count
Neiman Marcus and Bergdorf Goodman full-line stores open at end of period	44	44	44	44
Last Call stores open at end of period	41	42	41	42

Sales per square foot (2)	$118	$127	$387	$425
Percentage of revenues transacted online	32.0%	29.7%	30.9%	28.9%

Capital expenditures (3)	$47.5	$78.2	$161.5	$232.0
Depreciation expense	55.7	59.6	169.8	169.2
Rent expense and related occupancy costs	26.6	26.6	82.7	85.5

Non-GAAP financial measures (4)
EBITDA	$119.5	$166.7	$192.1	$472.7
Adjusted EBITDA	$135.9	$173.2	$385.6	$520.4

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

(3)
Amounts represent gross capital expenditures and exclude developer contributions of $14.2 million for the thirteen weeks ended April 30, 2016, $32.5 million for the thirty-nine weeks ended April 29, 2017 and $32.3 million for the thirty-nine weeks ended April 30, 2016. There were no developer contributions for the thirteen weeks ended April 29, 2017.

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

•	the performance of the financial, equity and credit markets;

•	consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt and consumer behaviors towards incurring and paying debt;

•	our ability to anticipate, identify and respond effectively to changing consumer demands, fashion trends and consumer shopping preferences and acquire goods meeting customers’ tastes and preferences;

•	national and global geo-political uncertainty;

•	the strength of the U.S. dollar against international currencies, most notably the Euro and British pound, and a resulting decrease in tourism and spending by international customers in the U.S.;

•	the continuation of low global prices for crude oil and the resulting impact on stakeholders in the oil and gas industries, particularly in the Texas markets in which we have a significant presence;

•	changes in prices for commodities and energy, including fuel;

•	current and expected tax rates and policies;

•	changes in the level of consumer spending generally and, specifically, on luxury goods;

•	changes in the level of full-price sales;

•	changes in the level and timing of promotional events conducted;

•	changes in the level of delivery and processing revenues collected from our customers;

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise.  These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor.  Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise.  These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold.  We received vendor allowances of $4.9 million, or 0.4% of revenues, in the third quarter of fiscal year 2017, $5.9 million, or 0.5% of revenues, in the third quarter of fiscal year 2016, $46.4 million, or 1.3% of revenues, in year-to-date fiscal 2017 and $58.0 million, or 1.5% of revenues, in year-to-date fiscal 2016. The amounts of vendor allowances we receive fluctuate based partially on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during year-to-date fiscal 2017 and 2016.

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

Advertising costs consist primarily of (i) online marketing costs, (ii) advertising costs incurred related to the production of the photographic content for our websites and (iii) costs incurred related to the production, printing and distribution of our print catalogs and other promotional materials mailed to our customers.  We receive advertising allowances from certain of our merchandise vendors.  Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media and digital media.  Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned.  Advertising allowances were approximately $17.6 million, or 1.6% of revenues, in the third quarter of fiscal year 2017, $17.5 million, or 1.5% of revenues, in the third quarter of fiscal year 2016, $46.6 million, or 1.3% of revenues, in year-to-date fiscal 2017 and $49.1 million, or 1.3% of revenues, in year-to-date fiscal 2016.

We also receive allowances from certain merchandise vendors in connection with compensation programs for employees who sell the vendor’s merchandise.  These allowances are netted against the related compensation expenses that we incur.  Amounts received from vendors related to compensation programs were $15.8 million, or 1.4% of revenues, in the third quarter of fiscal year 2017, $17.9 million, or 1.5% of revenues, in the third quarter of fiscal year 2016, $48.5 million, or 1.4% or revenues, in year-to-date fiscal 2017 and $53.7 million, or 1.4%, of revenues, in year-to-date fiscal 2016.

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

Since fiscal year 2016, we have experienced declines in our operating results and we believe our operating results have been adversely impacted by a number of factors including, among other things:

•	volatility in domestic and global economic conditions;

•	national and global geo-political uncertainty;

•	the strength of the U.S. dollar against international currencies, most notably the Euro and British pound, and a resulting decrease in tourism and spending by international customers in the U.S.; and

•	the continuation of low global prices for crude oil and the resulting impact on stakeholders in the oil and gas industries, particularly in the Texas markets in which we have a significant presence.

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

Results of Operations for the Thirteen Weeks Ended April 29, 2017 Compared to the Thirteen Weeks Ended April 30, 2016

Revenues.  Our revenues for the third quarter of fiscal year 2017 of $1,111.4 million decreased by $57.9 million, or 4.9%, from $1,169.3 million in the third quarter of fiscal year 2016. Comparable revenues for the third quarter of fiscal year 2017 were $1,110.2 million compared to $1,167.5 million in the third quarter of fiscal year 2016, representing a decrease of 4.9%.

We believe the lower levels of revenues in the third quarter of fiscal year 2017 compared to the third quarter of fiscal year 2016 were impacted by a number of factors, including:

•uncertainty and volatility in domestic and global economic conditions;

•	the strength of the U.S. dollar against international currencies, most notably the Euro and British pound, and a resulting decrease in tourism and spending by international customers in the U.S.;

•
the continuation of low global prices for crude oil and the resulting impact on stakeholders in the oil and gas industries, particularly in the Texas markets in which we have a significant presence; and

•	implementation and conversion issues with respect to NMG One, which prevented us from fulfilling certain customer demand both in our stores and websites.

In addition, revenues generated by our online operations were $355.2 million, or 32.0% of consolidated revenues. Comparable revenues from our online operations for the third quarter of fiscal year 2017 increased 2.1% from the third quarter of the prior year.

Cost of Goods Sold Including Buying and Occupancy Costs (Excluding Depreciation). COGS as a percentage of revenues increased to 65.7% of revenues in the third quarter of fiscal year 2017 from 63.6% of revenues in the third quarter of fiscal year 2016. Compared to the prior year, COGS as a percentage of revenues increased by 210 basis points due primarily to:

•	decreased product margins of approximately 160 basis points due primarily to:

•	higher markdowns, promotional costs and other costs of approximately 100 basis points incurred on lower than expected revenues;

•	higher requirements for estimated inventory shrinkage of approximately 20 basis points due in part to implementation issues experienced in connection with NMG One; and

•	higher delivery and processing costs of approximately 20 basis points; and

•	the deleveraging of buying and occupancy costs of approximately 50 basis points.

Selling, General and Administrative Expenses (Excluding Depreciation).  SG&A expenses as a percentage of revenues increased to 23.9% of revenues in the third quarter of fiscal year 2017 compared to 23.5% of revenues in the third quarter of fiscal year 2016.  SG&A expenses as a percentage of revenues increased by 40 basis points in the third quarter of fiscal year 2017 due primarily to:

•	the deleveraging of a significant portion of our SG&A expenses, primarily payroll and benefits, of approximately 50 basis points on the lower level of revenues; and

•
higher levels of expenses of approximately 20 basis points incurred in connection with investments in technology, costs related to the opening of new stores, the remodeling of existing stores and the growth of our international footprint through MyTheresa; partially offset by

•	lower levels of marketing costs of approximately 30 basis points.
Income From Credit Card Program.  Income from our credit card program was $15.1 million, or 1.4% of revenues, in the third quarter of fiscal year 2017 compared to $15.0 million, or 1.3% of revenues, in the third quarter of fiscal year 2016. Compared to the prior year, income from our credit card program as a percentage of revenues increased by 10 basis points due primarily to an increase in the overall profitability of the credit card portfolio.

Depreciation and Amortization Expenses.  Depreciation expense was $55.7 million, or 5.0% of revenues, in the third quarter of fiscal year 2017 compared to $59.6 million, or 5.1% of revenues, in the third quarter of fiscal year 2016.

Amortization of intangible assets (primarily customer lists and favorable lease commitments) was $25.5 million, or 2.3% of revenues, in the third quarter of fiscal year 2017 compared to $27.4 million, or 2.3% of revenues, in the third quarter of fiscal year 2016.

Other Expenses (Income).  Other expenses for the third quarter of fiscal year 2017 were $10.9 million, or 1.0% of revenues, compared to other income of $0.6 million, or 0.1% of revenues, in the third quarter of fiscal year 2016. Other expenses (income) consisted of the following components:

	Thirteen weeks ended
(in millions)	April 29, 2017	April 30, 2016

Expenses incurred in connection with strategic initiatives	$8.3	$3.6
MyTheresa acquisition costs	2.6	0.1
Net gain from facility closure	—	(5.4)
Other expenses	—	1.1
Total	$10.9	$(0.6)

We incurred professional fees and other costs in connection with our strategic initiatives, including Organizing for Growth, NMG One and the evaluation of potential strategic alternatives, aggregating $8.3 million in the third quarter of fiscal year 2017 and $3.6 million in the third quarter of fiscal year 2016. In connection with Organizing for Growth, we eliminated approximately 90 positions in August 2016 and approximately 500 positions in October 2015 across our stores, divisions and facilities.

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. Acquisition costs consisted primarily of professional fees as well as adjustments of our earn-out obligations to estimated fair value at each reporting date. The final earn-out obligation was paid in March 2017.

In the third quarter of fiscal year 2016, we recorded a $5.4 million net gain related to the closure and relocation of our regional service center in New York.

Interest Expense, net.  Net interest expense was $73.7 million in the third quarter of fiscal year 2017 and $72.7 million for the third quarter of fiscal year 2016. The significant components of interest expense are as follows:

	Thirteen weeks ended
(in millions)	April 29, 2017	April 30, 2016

Asset-Based Revolving Credit Facility	$2.2	$0.8
Senior Secured Term Loan Facility	32.7	31.0
Cash Pay Notes	19.2	19.2
PIK Toggle Notes	13.3	13.1
2028 Debentures	2.2	2.2
Amortization of debt issue costs	6.1	6.1
Capitalized interest	(1.2)	(1.3)
Other, net	(0.9)	1.5
Interest expense, net	$73.7	$72.7

Income Tax Expense (Benefit).  Our effective income tax rate was 29.8% on the loss for the third quarter of fiscal year 2017 and 45.8% on the earnings for the third quarter of fiscal year 2016.

Our effective income tax rate on the loss for the third quarter of fiscal year 2017 was less than the federal statutory tax rate of 35% due primarily to:

•	adjustments to prior year recorded tax benefits upon finalization of our federal income tax return for fiscal year 2016; and

•	the non-deductible portion of transaction and other costs incurred in connection with the MyTheresa acquisition; partially offset by

•	state income taxes.

Our effective income tax rate on the earnings for the third quarter of fiscal year 2016 exceeded the federal statutory tax rate due primarily to:

•	state income taxes; and

•	the non-deductible portion of transaction and other costs incurred in connection with the MyTheresa acquisition.

Results of Operations for the Thirty-nine Weeks Ended April 29, 2017 Compared to the Thirty-nine Weeks Ended April 30, 2016

Revenues.  Our revenues for year-to-date fiscal 2017 of $3,586.1 million decreased by $235.0 million, or 6.2%, from $3,821.1 million in year-to-date fiscal 2016.  Comparable revenues for year-to-date fiscal 2017 were $3,565.8 million compared to $3,816.6 million in year-to-date fiscal 2016, representing a decrease of 6.6%. Changes in comparable revenues for our last seven fiscal quarters were:

Fiscal year 2017
Third quarter	(4.9)%
Second quarter	(6.8)
First quarter	(8.0)

Fiscal year 2016
Fourth quarter	(4.1)
Third quarter	(5.0)
Second quarter	(2.4)
First quarter	(5.6)

In the last seven quarters ended April 29, 2017, we generated negative comparable revenue increases. We believe the lower levels of revenues in year-to-date fiscal 2017 compared to year-to-date fiscal 2016 were impacted by a number of factors, including:

•uncertainty and volatility in domestic and global economic conditions;

•	the strength of the U.S. dollar against international currencies, most notably the Euro and British pound, and a resulting decrease in tourism and spending by international customers in the U.S.;

•
the continuation of low global prices for crude oil and the resulting impact on stakeholders in the oil and gas industries, particularly in the Texas markets in which we have a significant presence; and

•	implementation and conversion issues with respect to NMG One, which prevented us from fulfilling certain customer demand both in our stores and websites.

In addition, revenues generated by our online operations were $1,108.8 million, or 30.9% of consolidated revenues. Comparable revenues from our online operations in year-to-date fiscal 2017 increased 0.5% from the prior year fiscal period.

Cost of Goods Sold Including Buying and Occupancy Costs (Excluding Depreciation). COGS as a percentage of revenues increased to 67.3% of revenues in year-to-date fiscal 2017 from 65.6% of revenues in year-to-date fiscal 2016. Compared to the prior year, COGS as a percentage of revenues increased by 170 basis points due primarily to:

•	decreased product margins of approximately 140 basis points due primarily to:

•	higher markdowns and promotional costs of approximately 90 basis points incurred on lower than expected revenues;

•	higher requirements for estimated inventory shrinkage of approximately 30 basis points due in part to implementation issues experienced in connection with NMG One; and

•	higher delivery and processing costs of approximately 20 basis points; and

•	the deleveraging of buying and occupancy costs of approximately 30 basis points.
Selling, General and Administrative Expenses (Excluding Depreciation).  SG&A expenses as a percentage of revenues increased to 23.7% of revenues in year-to-date fiscal 2017 compared to 22.6% of revenues in year-to-date fiscal 2016.  SG&A expenses as a percentage of revenues increased by 110 basis points in year-to-date fiscal 2017 due primarily to:

•	the deleveraging of a significant portion of our SG&A expenses, primarily payroll and benefits, of approximately 55 basis points on the lower level of revenues;

•
higher levels of expenses of approximately 25 basis points incurred in connection with investments in technology, costs related to the opening of new stores, the remodeling of existing stores and the growth of our international footprint through MyTheresa; and

•	higher credit card chargebacks and other fees of approximately 20 basis points; partially offset by

•	lower levels of marking costs of approximately 10 basis points.
Income From Credit Card Program.  Income from our credit card program was $45.5 million, or 1.3% of revenues, in year-to-date fiscal 2017 compared to $44.6 million, or 1.2% of revenues, in year-to-date fiscal 2016. Compared to the prior year, income from our credit card program as a percentage of revenues increased by 10 basis points due primarily to an increase in the overall profitability of the credit card portfolio.

Depreciation and Amortization Expenses.  Depreciation expense of $169.8 million, or 4.7% of revenues, in year-to-date fiscal 2017 stayed relatively flat compared to $169.2 million, or 4.4% of revenues, in year-to-date fiscal 2016.

Amortization of intangible assets (primarily customer lists and favorable lease commitments) was $79.1 million, or 2.2% of revenues, in year-to-date fiscal 2017 compared to $84.0 million, or 2.2% of revenues, in year-to-date fiscal 2016.

Other Expenses (Income).  Other expenses for year-to-date fiscal 2017 aggregated $22.9 million, or 0.6% of revenues, compared to $24.5 million, or 0.6% of revenues, in year-to-date fiscal 2016.  Other expenses consisted of the following components:

	Thirty-nine weeks ended
(in millions)	April 29, 2017	April 30, 2016

Expenses incurred in connection with strategic initiatives	$17.0	$21.9
MyTheresa acquisition costs	3.3	4.4
Net gain from facility closure	—	(5.4)
Other expenses	2.6	3.7
Total	$22.9	$24.5

We incurred professional fees and other costs in connection with our strategic initiatives, including Organizing for Growth, NMG One and the evaluation of potential strategic alternatives, aggregating $17.0 million in year-to-date fiscal 2017 and $21.9 million in year-to-date fiscal 2016. In connection with Organizing for Growth, we eliminated approximately 90 positions in August 2016 and approximately 500 positions in October 2015 across our stores, divisions and facilities. We incurred severance costs of $3.3 million in year-to-date fiscal 2017 and $10.2 million in year-to-date fiscal 2016.

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. Acquisition costs consisted primarily of professional fees as well as adjustments of our earn-out obligations to estimated fair value at each reporting date. The final earn-out obligation was paid in March 2017.

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

Interest Expense, net.  Net interest expense was $220.0 million, or 6.1% of revenues, in year-to-date fiscal 2017 and $215.9 million, or 5.6% of revenues, in year-to-date fiscal 2016. The significant components of interest expense are as follows:

	Thirty-nine weeks ended
(in millions)	April 29, 2017	April 30, 2016

Asset-Based Revolving Credit Facility	$4.8	$2.4
Senior Secured Term Loan Facility	95.6	93.3
Cash Pay Notes	57.6	57.6
PIK Toggle Notes	39.6	39.4
2028 Debentures	6.7	6.7
Amortization of debt issue costs	18.4	18.4
Capitalized interest	(4.5)	(4.6)
Other, net	1.9	2.7
Interest expense, net	$220.0	$215.9

Income Tax Expense (Benefit).  Our effective income tax rate was 40.2% on the loss for year-to-date fiscal 2017 and 68.9% on the earnings for year-to-date fiscal 2016. Our effective income tax rate on the loss for year-to-date fiscal 2017 exceeded the federal statutory tax rate due primarily to:

•	state income taxes;

•	the benefit associated with the release of certain tax reserves for settled tax matters; and

•	lower foreign tax rates associated with the MyTheresa operations.

Our effective income tax rate on the earnings for year-to-date fiscal 2016 exceeded the federal statutory tax rate due primarily to:

•	state income taxes;

•	the non-deductible portion of transaction and other costs incurred in connection with the MyTheresa acquisition;

•	the impact of the application of our estimated effective tax rate in fiscal year 2016 to our year-to-date quarterly periods (consisting of both loss and income generating periods); and

•	reductions in our estimated tax reserves due to the expiration of statutes of limitations.

We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions.  The Internal Revenue Service finalized its audits of our fiscal year 2012 and short-year 2013 (prior to the Acquisition) federal income tax returns.  With respect to state, local and foreign jurisdictions, with limited exceptions, we are no longer subject to income tax audits for fiscal years before 2012.  We believe our recorded tax liabilities as of April 29, 2017 are sufficient to cover any potential assessments made by the IRS or other taxing authorities and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that adjustments to the amounts of our unrecognized tax benefits could occur within the next 12 months as a result of settlements with tax authorities or expiration of statutes of limitations.  At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

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

	Thirteen weeks ended		Thirty-nine weeks ended
(dollars in millions)	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016

Net earnings (loss)	$(24.9)	$3.8	$(165.5)	$1.1
Income tax expense (benefit)	(10.6)	3.2	(111.3)	2.5
Interest expense, net	73.7	72.7	220.0	215.9
Depreciation expense	55.7	59.6	169.8	169.2
Amortization of intangible assets and favorable lease commitments	25.5	27.4	79.1	84.0
EBITDA	$119.5	$166.7	$192.1	$472.7
EBITDA as a percentage of revenues	10.7%	14.3%	5.4%	12.4%

Impairment charges	—	—	153.8	—
Incremental rent expense related to purchase accounting adjustments	2.4	2.5	7.4	7.9
Non-cash stock-based compensation expense	0.2	—	0.7	3.9
Expenses incurred in connection with openings of new stores / remodels of existing stores	3.0	4.6	8.7	11.5
Expenses incurred in connection with strategic initiatives	8.3	3.6	17.0	21.9
MyTheresa acquisition costs	2.6	0.1	3.3	4.4
Net gain from facility closure	—	(5.4)	—	(5.4)
Other expenses	—	1.1	2.6	3.7
Adjusted EBITDA	$135.9	$173.2	$385.6	$520.4
Adjusted EBITDA as a percentage of revenues	12.2%	14.8%	10.8%	13.6%

Adjusted EBITDA as a percentage of revenues decreased by 260 basis points in the third quarter of fiscal year 2017 compared to the third quarter of fiscal year 2016 and decreased by 280 basis points in year-to-date fiscal 2017 compared to year-to-date fiscal 2016. These decreases were driven primarily by (i) an increase in COGS driven primarily by higher requirements for markdowns, promotional costs and other costs, (ii) the deleveraging of a significant portion of our buying and occupancy costs and SG&A expenses, primarily payroll and benefits on lower revenues and (iii) higher levels of expenses incurred in connection with our investments in technology, costs related to the opening of new stores, the remodeling of existing stores and growth strategies, partially offset by (iv) lower marketing costs and (v) higher income from our credit card program.

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

Based on available data, we estimate that these issues resulted in unrealized revenues of approximately $55 to $65 million during year-to-date fiscal 2017. However, we believe the full impact of the NMG One implementation issues on our revenues is likely greater because there are a number of ways in which our business has been disrupted that we cannot directly track or measure.

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

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of inventories.  We have typically financed our cash requirements with available cash balances, cash flows from operations and, if necessary, with cash provided from borrowings under the Asset-Based Revolving Credit Facility.  We had $435.0 million of outstanding borrowings under the Asset-Based Revolving Credit Facility as of April 29, 2017 compared to $265.0 million as of April 30, 2016. As of June 13, 2017, outstanding borrowings under the Asset-Based Revolving Credit Facility have been reduced by $140.0 million to $295.0 million increasing our unused borrowing availability to $513.3 million.

We believe that operating cash flows, cash balances and amounts available pursuant to the Asset-Based Revolving Credit Facility will be sufficient to fund our cash requirements during the next 12 months, including merchandise purchases, operating expenses, anticipated capital expenditure requirements, debt service requirements, income tax payments and obligations related to our Pension Plan.

Net cash used for our operating activities was $70.1 million in year-to-date fiscal 2017 compared to cash provided by operating activities of $147.6 million in year-to-date fiscal 2016. In year-to-date fiscal 2017, the increase in net cash used for operating activities was driven by (i) the decline in cash generated by our operating activities on a lower level of revenues and (ii) higher working capital requirements. The higher working capital requirements were driven by higher inventories and a lower level of accounts payable experienced as a result of NMG One implementation issues. Additionally, required fundings made to our Pension Plan were $6.6 million in fiscal year 2017. We held cash balances and credit card receivables of $102.3 million at April 29, 2017 compared to $129.0 million at April 30, 2016.

Net cash used for investing activities, primarily representing capital expenditures, was $161.5 million in year-to-date fiscal 2017 and $232.9 million in year-to-date fiscal 2016.  The decrease in capital expenditures in year-to-date fiscal 2017 reflects lower spending for NMG One, the construction of new stores and the remodeling of existing stores.

Currently, we project capital expenditures for fiscal year 2017 to be approximately $210 to $220 million.  Net of developer contributions, capital expenditures for fiscal year 2017 are projected to be approximately $165 to $175 million. We have and will continue to manage the level of capital spending in a way that balances current economic conditions and business trends with our long-term initiatives and growth strategies.

Net cash provided by financing activities of $219.7 million in year-to-date fiscal 2017 was comprised primarily of (i) net borrowings of $270.0 million under our Asset-Based Revolving Credit Facility due to seasonal working capital requirements as well as a reduction in accounts payable experienced as a result of NMG One implementation issues, partially offset by (ii) payment of $22.9 million for the contingent earn-out obligation for calendar year 2016, (iii) repayments of borrowings of $22.1 million under our Senior Secured Term Loan Facility and (iv) $5.4 million paid for debt issuance costs related to the ABL Refinancing Amendment. Net cash provided by financing activities of $85.7 million in year-to-date fiscal 2016 was comprised primarily of (i) net borrowings of $135.0 million under our Asset-Based Revolving Credit Facility due to seasonal working capital requirements, partially offset by (ii) payment of $27.2 million for the contingent earn-out obligation for calendar year 2015 and (iii) repayments of borrowings of $22.1 million under our Senior Secured Term Loan Facility.

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

Financing Structure at April 29, 2017

Our major sources of funds are comprised of the $900.0 million Asset-Based Revolving Credit Facility, the $2,847.0 million Senior Secured Term Loan Facility, $960.0 million Cash Pay Notes, $600.0 million PIK Toggle Notes, $125.0 million 2028 Debentures (each as described in more detail below), vendor payment terms and operating leases.

Asset-Based Revolving Credit Facility.  On October 27, 2016, we entered into an amendment of the Asset-Based Revolving Credit Facility. As amended, the maximum committed borrowing capacity under the Asset-Based Revolving Credit Facility remains at $900.0 million and the Asset-Based Revolving Credit Facility matures on July 25, 2021 (or July 25, 2020 if our obligations under our Senior Secured Term Loan Facility or any permitted refinancing thereof have not been repaid or the maturity date thereof has not been extended to October 25, 2021 or later). At April 29, 2017, we had $435.0 million of borrowings outstanding under this facility, $1.8 million of outstanding letters of credit and $373.3 million of unused borrowing availability. As of June 13, 2017, outstanding borrowings under the Asset-Based Revolving Credit Facility have been reduced by $140.0 million to $295.0 million increasing our unused borrowing availability to $513.3 million.

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

The weighted average interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 2.74% at April 29, 2017.

See Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I — Item 1 for a further description of the terms of the Asset-Based Revolving Credit Facility.

Senior Secured Term Loan Facility.  At April 29, 2017, the outstanding balance under the Senior Secured Term Loan Facility was $2,847.0 million.  The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

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

The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.25% at April 29, 2017.

See Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 for a further description of the terms of the Senior Secured Term Loan Facility.

Cash Pay Notes.  We have outstanding $960.0 million aggregate principal amount of 8.00% Senior Cash Pay Notes. The Cash Pay Notes mature on October 15, 2021.

See Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 for a further description of the terms of the Cash Pay Notes and Note 15 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 for a description of certain subsidiaries that we have designated as "Unrestricted Subsidiaries" under the indenture governing the Cash Pay Notes.

PIK Toggle Notes.  We have outstanding $600.0 million aggregate principal amount of 8.75%/9.50% Senior PIK Toggle Notes. The PIK Toggle Notes mature on October 15, 2021. Interest on the PIK Toggle Notes is payable semi-annually in arrears on each April 15 and October 15.  Interest on the PIK Toggle Notes, subject to certain restrictions, may be paid (i) entirely in cash, (ii) entirely by increasing the principal amount of the PIK Toggle Notes by the relevant interest payment amount, or (iii) 50% in Cash Interest and 50% in PIK Interest. Cash Interest on the PIK Toggle Notes accrues at a rate of 8.75% per annum.  PIK Interest on the PIK Toggle Notes accrues at a rate of 9.50% per annum. Interest on the PIK Toggle Notes was paid entirely in cash for the first seven interest payments. We elected to pay the October 2017 interest payment in the form of PIK Interest. We may elect to pay interest in the form of PIK Interest or partial PIK Interest on each of our semi-annual interest payments due in April 2018 and October 2018. If we elect PIK Interest or partial PIK Interest with respect to these interest payments, we must deliver a notice of such election to the trustee no later than one day prior to the beginning of the relevant semi-annual interest period. We will evaluate our financial position prior to each future interest period to determine the appropriate election at that time.

See Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 for a further description of the terms of the PIK Toggle Notes and Note 15 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 for a description of certain subsidiaries that we have designated as "Unrestricted Subsidiaries" under the indenture governing the PIK Toggle Notes.

2028 Debentures.  We have outstanding $125.0 million aggregate principal amount of 7.125% Senior Debentures.  The 2028 Debentures mature on June 1, 2028.

See Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 for a further description of the terms of the 2028 Debentures.

Interest Rate Swaps. At April 29, 2017, we had outstanding floating rate debt obligations of $3,282.0 million. In April and June of 2016, we entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,400.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness. These swap agreements hedge a portion of our contractual floating rate interest commitments related to our Senior Secured Term Loan Facility from December 2016 to October 2020. As a result of the April 2016 swap agreements, our effective interest rate as to $700.0 million of floating rate indebtedness will be fixed at 4.912% from December 2016 through October 2020. As a result of the June 2016 swap agreements, our effective interest rate as to an additional $700.0 million of floating rate indebtedness will be fixed at 4.7395% from December 2016 to October 2020. The interest rate swap agreements expire in October 2020.

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

Newly Adopted Accounting Pronouncements. In April 2015, the Financial Accounting Standards Board (the "FASB") issued guidance to simplify the balance sheet presentation of debt issuance costs. The standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt, consistent with the presentation of debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the new guidance. In addition, the FASB issued guidance in August 2015 to clarify the treatment of debt issuance costs related to line of credit arrangements. Companies can continue to present debt issuance costs for line of credit arrangements as an asset and subsequently amortize the deferred issuance cost ratably over the term of the arrangement. We adopted this guidance in the fourth quarter of fiscal year 2016 on a retrospective basis. Unamortized debt issuance costs, except unamortized debt issuance costs related to our Asset-Based Revolving Credit Facility, are now presented as a direct reduction of long-term debt on the Company's Condensed Consolidated Balance Sheets as of April 29, 2017, July 30, 2016, and April 30, 2016. Unamortized debt issuance costs of $108.4 million as of April 30, 2016 have been reclassified on our Condensed Consolidated Balance Sheet from other assets to a direct reduction of long-term debt.

In November 2015, the FASB issued guidance to simplify the balance sheet presentation of deferred income taxes. The standard requires that deferred tax liabilities and assets be classified as non-current in a balance sheet. We adopted this guidance in the fourth quarter of fiscal year 2016 on a retrospective basis. Deferred taxes previously classified as components of current assets are now classified as long-term liabilities on the Company's Condensed Consolidated Balance Sheets as of April 29, 2017, July 30, 2016 and April 30, 2016. Current deferred tax assets of $42.0 million as of April 30, 2016 have been netted against non-current deferred tax liabilities on our Condensed Consolidated Balance Sheet.

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

In May 2014, the FASB issued guidance to clarify the principles for revenue recognition. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes previous revenue recognition guidance. We are currently evaluating this guidance and will provide additional disclosure related to its impact on our Consolidated Financial Statements as well as our expected method of adoption after we have completed the evaluation process. This new guidance is effective for us no earlier than the first quarter of fiscal year 2019.

In May 2017, the FASB issued guidance to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The standard requires modification accounting only if changes in the terms or conditions results in changes of the fair value, the vesting conditions or the classification of the award as an equity instrument or a liability. This new guidance is effective for us as of the first quarter of fiscal year 2019.

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

ITEM 4.  CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of April 29, 2017, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis and within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b. Changes in Internal Control Over Financial Reporting.

In the first quarter of fiscal year 2017, we launched implementation of an integrated merchandising and distribution system, NMG One. This implementation was not in response to an identified control deficiency or weakness. The implementation was significant in scale and complexity and has resulted in changes to our business processes, primarily related to the procurement, processing, distribution and valuation of our merchandising inventories. In connection with the implementation, management is in the process of updating the design and documentation of internal control processes and procedures to align our internal controls with our new business processes and the capabilities of the new system. In response to certain issues that we experienced in year-to-date fiscal 2017, and continue to experience, related to the implementation and discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Investments and Strategic Initiatives," management also applied, and expects to continue to apply, certain supplemental and manual controls and processes to provide adequate control over financial reporting during the period of transition from our legacy system to the new NMG One system. Management will continue to monitor and evaluate the effectiveness of these controls and processes during the transition period and consider the need for additional measures that may be required to address deficiencies related to the implementation.

Other than as described above, there have been no changes in our internal controls over financial reporting during the quarter ended April 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors described in Part I - Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 30, 2016 as filed with the Securities and Exchange Commission on September 26, 2016 or in Part II — Item 1A "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended January 28, 2017 as filed with the Securities and Exchange Commission on March 14, 2017. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or results of operations.

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

NEIMAN MARCUS GROUP LTD LLC
(Registrant)

Signature	Title	Date

/s/ T. Dale Stapleton	Senior Vice President	June 13, 2017
T. Dale Stapleton	and Chief Accounting Officer
(on behalf of the registrant and
as principal accounting officer)