Form 10-K
period 2017-07-29
Neiman Marcus Group LTD LLC
filed 2017-10-10
CIK 1358651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 29, 2017

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
FOR THE FISCAL YEAR ENDED JULY 29, 2017

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
The forward‑looking statements contained in this Annual Report on Form 10-K reflect our views as of the date of this Annual Report on Form 10-K and are based on our expectations and beliefs concerning future events, as well as currently available data as of the date of this Annual Report on Form 10-K. While we believe there is a reasonable basis for our forward‑looking statements, they involve a number of risks, uncertainties, assumptions and changes in circumstances that may cause our actual results, performance or achievements to differ significantly from those expressed or implied in any forward‑looking statement. Therefore, these statements are not guarantees of future events, results, performance or achievements and you should not rely on them. A variety of factors could cause our actual results to differ materially from the anticipated or expected results expressed in our forward‑looking statements, including those factors described in “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. Factors that could cause our actual results to differ from our expectations include, but are not limited to:

•
our ability to maintain a relevant, enjoyable and reliable omni-channel experience and to anticipate and meet our customers' evolving shopping preferences, the failure of which could adversely affect our financial performance and brand image;

•	economic conditions that negatively impact consumer spending and demand for our merchandise;

•	the highly competitive nature of the luxury retail industry;

•
our ability to anticipate, identify and respond effectively to changing fashion trends and to accurately forecast merchandise demand, the failure of which could adversely affect our business, financial condition and results of operations;

•
our ability to anticipate, identify and address risks related to the complexity of our omni‑channel plans, the failure of which could adversely affect our revenues or margins as well as damage our reputation, brands and competitive position;

•	the success of our advertising and marketing programs;

•
our ability to drive customer traffic to our retail stores and the success of the expansion, growth and remodel of our retail stores, which are subject to numerous risks, some of which are beyond our control;

•	costs associated with our expansion and growth strategies, which could adversely affect our performance and results of operations;

•
the significance of the portion of our revenues from our stores in four states, which exposes us to economic circumstances and catastrophic occurrences unique to those states, such as the impact of fluctuations in the global price of crude oil in our Texas markets;

•
our dependence on our relationships with certain designers, vendors and other sources of merchandise as they relate to, among other things: (i) the manner in which goods are available to us, (ii) the levels of merchandise made available to us and (iii) the pricing and payment terms with respect to our purchases;

•
a material disruption in our information systems, delays or difficulties in implementing or integrating new systems or enhancing or expanding current systems, or our failure to achieve the anticipated benefits of any new or updated information systems, which could adversely affect our business or results of operations;

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

PART I

ITEM 1.     BUSINESS

Our Company

Founded over 100 years ago, we are one of the largest omni-channel luxury fashion retailers in the world, with approximately $4.7 billion in revenues for fiscal year 2017, of which approximately 31% were transacted online. Our Neiman Marcus, Bergdorf Goodman and MyTheresa brands represent fashion, luxury and style to our customers. We offer a distinctive selection of women’s and men’s apparel, handbags, shoes, cosmetics and precious and designer jewelry from premier luxury and fashion designers to our loyal and affluent customers “anytime, anywhere, any device.” We have a longstanding heritage of providing the highest level of personalized, concierge-style service to our customers through our experienced team of sales associates.

Under each of our primary brands, we offer our customers a curated and compelling assortment of narrowly distributed merchandise from luxury and fashion designers, including Chanel, Gucci, Brunello Cucinelli, Tom Ford, Christian Louboutin, Valentino, Saint Laurent, Prada, Akris, David Yurman, Ermenegildo Zegna, Loro Piana, Brioni, Louis Vuitton, Goyard and Van Cleef & Arpels. We believe we are the retail partner of choice to luxury designers because we offer distinctive distribution channels that access our loyal and affluent customers and adhere to strict presentation, marketing and promotional standards consistent with the luxury experience. We also have a long history of identifying, partnering with and nurturing emerging designers with the potential for rapid growth. The combined offering from established and emerging designers ensures our merchandise assortment remains unique, compelling and relevant as fashion trends evolve.

As a leader in omni-channel retailing, we provide our customers a deep assortment of luxury merchandise and a consistent, seamless shopping experience, whether our customers shop in our stores, on our websites or via e-mail, text or phone communications with our sales associates. Our comprehensive digital platform integrates and personalizes the online and in-store experience. We empower our sales associates with mobile devices and proprietary technology to improve their connection with our customers and we utilize advanced analytics to personalize merchandise presentations to our customers when they shop online. We believe that a significant portion of the total luxury spending of our customers is digitally influenced via purchases researched and/or transacted online.

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

Certain financial information of the Company and its subsidiaries is presented on a consolidated basis and is presented as "Predecessor" or "Successor" to indicate whether it relates to the period preceding the Acquisition or the period succeeding the Acquisition, respectively. The Acquisition and the allocation of the purchase price were recorded for accounting purposes as of November 2, 2013, the end of our first quarter of fiscal year 2014. In connection with the Acquisition, the Company incurred substantial new indebtedness, in part in replacement of former indebtedness. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." In addition, the purchase price paid in connection with the Acquisition was allocated to state the acquired assets and liabilities at fair value. The purchase accounting adjustments increased the carrying value of our property and equipment and inventory, revalued our intangible assets related to our tradenames, customer lists and favorable lease commitments and revalued our long-term benefit plan obligations, among other things. As a result, the Successor financial information subsequent to the Acquisition is not necessarily comparable to the Predecessor financial information.

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  All references to (i) fiscal year 2017 relate to the fifty-two weeks ended July 29, 2017, (ii) fiscal year 2016 relate to the fifty-two weeks ended July 30, 2016 and (iii) fiscal year 2015 relate to the fifty-two weeks ended August 1, 2015. References to fiscal year 2014 and years preceding and fiscal year 2018 and years thereafter relate to our fiscal years for such periods.

Certain amounts presented in tables are subject to rounding adjustments and, as a result, the totals in such tables may not sum.

Our Customers

Our customers are educated, affluent and digitally connected. With respect to our U.S. operations, the average age of our customers is 51 and approximately 60% of our customers are 54 or younger. Approximately 79% of our customers are female, approximately 46% of our customers have an annual household income over $150,000 and approximately 30% of our customers have a household net worth greater than $1 million. Our customers are active on social media, and we engage them through an active presence on Facebook, Twitter, Instagram and Pinterest, our primary social media platforms.

Our InCircle loyalty program is designed to cultivate long‑term relationships with our U.S. customers. This program includes marketing features, such as private in‑store events, as well as the ability to accumulate points for qualifying purchases. Almost 40% of our total U.S. revenues in fiscal year 2017 were generated by our InCircle loyalty program members who achieved reward status. On a per customer basis, these customers spend approximately 11 times more with us than our other customers.

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
Our Neiman Marcus online platform and mobile app are organized by both product category and designer, and are curated to provide a highly personalized, boutique-like experience for our online customers by offering a wide selection of merchandise and around-the-clock customer assistance. Our web pages adjust to our customers’ preferences based on their prior visits and purchases, allowing customers to select their favorite items, see items new to the site since their last visit and request to be informed of new merchandise or events at their local Neiman Marcus store. Our “Product Configurator” allows customers to customize select items, including shoes and boots, with special colors, fabrics and monograms. Our personalization expertise extends beyond our online platform to our customers through advanced digital e-mail and advertising programs.
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
Last Call. Last Call is an off-price fashion goods retailer. Our customers purchase merchandise through our 38 Last Call stores and our online platform, lastcall.com. Merchandise offered under our Last Call brand includes, among other things, end-of-season and post-season clearance goods sourced directly from our Neiman Marcus and Bergdorf Goodman brands or other off-price merchandise purchased from designers for resale. During fiscal year 2017, we began a process to assess our Last Call footprint and closed four of our Last Call stores. On September 12, 2017, we announced that we will be closing ten additional Last Call stores in fiscal year 2018 in order to optimize our Last Call store portfolio. We will continue to evaluate our off-price business and seek to optimize the operations of Last Call in the future.
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

We believe we offer our customers fair return policies consistent with the practices of other luxury and specialty retailers and generally more favorable than designer-owned boutiques and websites. We believe these policies help to cultivate long-term relationships with our customers.

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

We maintain an active calendar of events to promote our marketing programs. The events, many of which are connected to our InCircle loyalty program, include integrated in-store and online promotions of the merchandise of selected designers or merchandise categories. We also hold seasonal in-store and online trunk shows by leading designers featuring the newest fashions from the designer and participate in charitable functions and partnerships in each of our markets. Trunk shows and in-store promotions at our Neiman Marcus and Bergdorf Goodman stores feature a variety of national and international designers such as Chanel, Brunello Cucinelli, Tom Ford, David Yurman and Ermenegildo Zegna.

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

Through our print media programs, we mail various publications to our customers communicating upcoming in-store events, new merchandise offerings and fashion trends. In connection with these programs, Neiman Marcus produces The Book approximately six to eight times each year. The Book is a high-quality shoppable magazine featuring the latest fashion trends that is mailed on a targeted basis to our customers. We also mail an annual Christmas Book known for both practical and lavish gift ideas as well as our over-the-top Fantasy Gifts that can only be found at Neiman Marcus. Our other print publications include the Bergdorf Goodman Magazine, the MyTheresa magazine, specialty catalogs and specific designer mailers.

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

InCircle Loyalty Program.  Our InCircle loyalty program is designed to cultivate long-term relationships with our U.S. customers. Our loyalty program focuses on our most active customers and includes marketing features such as private in-store events and the ability to accumulate points for qualifying purchases. Increased points are periodically offered in connection with promotional and other events. Upon attaining specified point levels, points are automatically redeemed for gift cards. Almost 40% of our total U.S. revenues in fiscal year 2017 were generated by our InCircle loyalty program members who achieved reward status. On a per customer basis, these customers spend approximately 11 times more with us than our other customers.

Proprietary Credit Card Program.  We maintain a proprietary credit card program in the U.S. through which credit is extended to customers and have a related marketing and servicing alliance with affiliates of Capital One Financial Corporation ("Capital One"). Historically, our customers holding a proprietary credit card, all of whom are members of our InCircle loyalty program, have tended to shop more frequently and have a higher level of spending than customers paying with cash or third party credit cards. In fiscal years 2017 and 2016, approximately 42% of our U.S. revenues were transacted through our proprietary credit cards. We utilize data collected through our proprietary credit card program in connection with promotional events and customer relationship programs to target specific customers based upon their past spending patterns for certain designers, merchandise categories and store locations.

Pursuant to our agreement with Capital One (the "Program Agreement"), Capital One currently offers credit cards and non-card payment plans under both the "Neiman Marcus" and "Bergdorf Goodman" brand names. We receive payments from Capital One based on sales transacted on our proprietary credit cards. These payments are based on the profitability of the credit card portfolio as determined under the Program Agreement and are impacted by a number of factors including credit losses incurred and our allocable share of the profits generated by the credit card portfolio, which in turn may be impacted by credit ratings as determined by various rating agencies. These factors are more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Key Factors Affecting Our Results—Income From Credit Card Program." In addition, we receive payments from Capital One for marketing and servicing activities we provide to Capital One.

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

Our sales associates are experienced. Sales associates who have been with us for longer than one year have an average tenure of approximately ten years and had a turnover rate in fiscal year 2017 of 26%. These tenured associates are highly productive, with more than 40% of them generating over $750,000 of revenues each in fiscal year 2017.
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
Our experienced merchandising personnel determine the merchandise assortment and quantities to be purchased for each of our brands and the allocation of merchandise to each store. Our merchant and planning organizations for Neiman Marcus stores and Neiman Marcus online are combined to create an omni-channel team and align inventory in stores and online to deliver a superior shopping experience to our customers. As of October 3, 2017, we had approximately 400 merchandise buyers and merchandise planners.

Our percentages of revenues by major merchandise category for fiscal years 2017, 2016 and 2015 were as follows:

	Fiscal year ended
	July 29, 2017	July 30, 2016	August 1, 2015

Women’s Apparel	32%	32%	32%
Women’s Shoes, Handbags and Accessories	29	28	28
Men’s Apparel and Shoes	12	12	12
Cosmetics and Fragrances	12	11	11
Designer and Precious Jewelry	9	10	10
Home Furnishings and Decor	5	5	5
Other	1	2	2
	100%	100%	100%

Substantially all of our merchandise is delivered to us by our designers as finished goods and is manufactured in numerous locations, including Europe and the United States and, to a lesser extent, China, Mexico and South America.

Our major merchandise categories are as follows:

Women’s Apparel.  Women’s apparel consists of dresses, eveningwear, suits, coats and sportswear separates—skirts, pants, blouses, jackets and sweaters. We work with women’s apparel designers to present the merchandise and highlight the best of the designer's product. Our primary women’s apparel designers include Chanel, Brunello Cucinelli, Akris, Valentino, Dolce & Gabbana, Escada and The Row.

Women’s Shoes, Handbags and Accessories.  Women’s accessories include belts, gloves, scarves, hats and sunglasses and complement our shoes and handbags assortments. Our primary designers in this category include Christian Louboutin, Chanel, Manolo Blahnik, Valentino, Saint Laurent, Jimmy Choo and Gucci in ladies' shoes and Chanel, Prada, Gucci, Bottega Veneta, Balenciaga, Saint Laurent, Louis Vuitton, Chloe and Celine in handbags.

Men’s Apparel and Shoes.  Men’s apparel and shoes include suits, dress shirts and ties, sport coats, jackets, trousers, casual wear and eveningwear as well as business and casual footwear. Our primary designers in this category include Ermenegildo Zegna, Brioni, Brunello Cucinelli, Burberry and Tom Ford in men’s clothing and sportswear and Ermenegildo Zegna, Brioni, Salvatore Ferragamo, Gucci and Tom Ford in men’s accessories and shoes.

Cosmetics and Fragrances.  Cosmetics and fragrances include facial and skin cosmetics, skin therapy and lotions, soaps, fragrances, candles and beauty accessories. Our primary designers of cosmetics and beauty products include La Mer, Chanel, Sisley, Creed, La Prairie, Estee Lauder, Dior and Tom Ford.

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

Luxury and Fashion Designer Relationships

Our merchandise assortment consists of a broad selection of narrowly distributed, highly differentiated and distinctive luxury merchandise purchased from both well-known luxury designers and new and emerging fashion designers. We communicate with our designers frequently, providing feedback on current demand for their products, suggesting changes to specific product categories or items and gaining insight into their future fashion direction. Certain designers sell their merchandise or certain of their design collections exclusively to us and other designers sell to us pursuant to their limited distribution policies. Our relationships and purchasing power with designers allow us to obtain a broad selection of quality merchandise. Our women’s and men’s apparel and fashion accessories merchandise categories are especially dependent upon our relationships with designers. We monitor and evaluate the sales and profitability performance of each designer and adjust our future purchasing decisions from time to time based upon the results of this analysis. We have no guaranteed supply arrangements with our principal merchandising sources. In addition, our designer base is diverse, with only two designers representing more than 5% of our total revenues in fiscal year 2017. These designers represented 8.9% and 5.9% of our total revenues in fiscal year 2017. The breadth of our sourcing helps mitigate risks associated with a single brand or designer.

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

To expand our product assortment, we offer certain merchandise, primarily precious jewelry, that has been consigned to us from the designer. As of July 29, 2017 and July 30, 2016, we held consigned inventories with a cost basis of approximately $393.1 million and $416.5 million, respectively. Consigned inventories are not reflected in our Consolidated Balance Sheets as we do not take title to consigned merchandise.

Inventory Management

 We manage our inventory on an omni‑channel basis, and our processes and facilities are designed to optimize merchandise productivity. In the first quarter of fiscal year 2017, we launched an integrated merchandising and distribution system, which we refer to as "NMG One". NMG One was designed to enable us to purchase, share, manage and sell our inventories across our omni-channel operations and brands more efficiently.

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

Capital Investments

We invest capital to support our long-term business goals and objectives with a goal of generating strong financial returns. We invest capital in the development and construction of new and existing stores, online platforms, distribution and support facilities and information technology. Since fiscal year 2013, we have made gross capital expenditures aggregating $1.1 billion related primarily to (i) enhancements to our merchandising and store systems; (ii) investments in our online platforms and technology and information systems; (iii) the construction of new stores in Garden City, New York (Long Island) (opened in fiscal year 2016) and in Fort Worth, Texas (opened in fiscal year 2017) and a distribution facility in Pittston, Pennsylvania; and (iv) the remodel of our Bergdorf Goodman women's and men’s stores in New York City and Neiman Marcus stores in the following cities:

•	Bal Harbour, Florida;

•	Chicago, Illinois;

•	Oak Brook, Illinois;

•	Beverly Hills, California; and

•	Palo Alto, California.

In fiscal year 2017, we had gross capital expenditures of approximately $205 million. Net of developer contributions, capital expenditures for fiscal year 2017 were approximately $167 million. Currently, we project gross capital expenditures for fiscal year 2018 to be $208 to $218 million. Net of developer contributions, capital expenditures for fiscal year 2018 are projected to be $155 to $165 million.

We are focused on operating only in attractive markets that can profitably support our stores as well as maintaining the quality of our stores and online platforms and, consequently, our brands. We conduct extensive demographic, marketing and lifestyle research to identify attractive retail markets with a high concentration of our target customers prior to our decision to construct a new store. We typically receive cash allowances from developers related to the construction of our stores, thereby reducing our cash investment in these stores. We received construction allowances aggregating $37.4 million in fiscal year 2017, $38.3 million in fiscal year 2016 and $34.7 million in fiscal year 2015. Our recent and upcoming Neiman Marcus store openings significantly expand our presence in New York:

•	Roosevelt Field: We opened a 111,000 square‑foot full‑line Neiman Marcus store in Garden City, New York in February of fiscal year 2016.

•
Hudson Yards: We signed a lease to open a flagship full‑line Neiman Marcus store on Manhattan’s flourishing west side at Hudson Yards, a new $25 billion, 28‑acre mixed‑use development project. The approximately 190,000 square‑foot, multi‑level store, which we currently expect to open in fiscal year 2019, marks the first full‑line Neiman Marcus store in New York City and will anchor the one‑million square‑foot Shops at Hudson

Yards. This new store will offer Neiman Marcus’s signature mix of the world’s most exclusive luxury designers and superior customer service to New York residents and visitors.

In addition to the construction of new stores, we also invest in our existing stores to drive traffic, increase our selling opportunities and enhance customer service.

Competition

The luxury retail industry is highly competitive and fragmented. We compete for customers with luxury and premium multi-branded retailers, designer-owned proprietary boutiques, specialty retailers, national apparel chains, pure-play online retailers, individual specialty apparel stores and "flash sale" businesses that primarily sell out-of-season products. We compete for customers principally on the basis of quality and fashion, customer service, value, assortment and presentation of merchandise, marketing and customer loyalty programs and, in the case of Neiman Marcus and Bergdorf Goodman, store ambiance. Retailers that compete directly with us for distribution of luxury fashion brands include Saks Fifth Avenue, Barneys New York, Net-a-Porter, designer boutiques and other national, regional and local retailers. Nordstrom and Bloomingdale's feature a limited offering of luxury merchandise and compete with us to a lesser extent.

We believe we differ from other national retailers by:

•	our approach to omni-channel retailing;

•	distinctive merchandise assortments, which we believe are more upscale than other luxury and premium multi-branded retailers, and exclusive merchandise offerings that are only available in our stores;

•	excellent customer service;

•	prime real estate locations;

•	premier online websites; and

•	elegant shopping environments.

We believe we differentiate ourselves from regional and local luxury and premium retailers through:

•	our omni-channel approach to business;

•	strong national brands;

•	diverse product selection;

•	loyalty program;

•	customer service;

•	prime shopping locations; and

•	strong designer relationships that allow us to offer the top merchandise from each designer.

Designer-owned proprietary boutiques and specialty stores carry a much smaller selection of designer brands and merchandise, lack the overall shopping experience we provide, have a limited number of retail locations and generally offer more restrictive return policies.

Employees

As of October 3, 2017, we had approximately 13,700 full-time employees. Our staffing requirements fluctuate during the year as a result of the seasonality of the retail industry. We hire additional temporary associates and increase the hours of part-time employees during seasonal peak selling periods. Except for certain employees of Bergdorf Goodman representing less than 1% of our total employees, none of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

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

ITEM 1A.     RISK FACTORS

Risks Related to Our Business and Industry

Our success and results of operations depend heavily on our ability to maintain a relevant, enjoyable and reliable omni‑channel experience for our customers and to anticipate and meet our customers’ evolving shopping preferences.

As an omni‑channel retailer, we interact with our customers across a variety of different channels, including in‑store, online, mobile devices, and social media, all in a rapidly evolving retail and shopping landscape. Our customers are increasingly using tablets and mobile phones to make purchases online and facilitate purchasing decisions when in our stores. Our customers also engage with us online by providing feedback and public commentary about all aspects of our business.

Omni‑channel retailing is rapidly evolving and our success depends on our ability to differentiate our brand and product offerings by anticipating and implementing innovations in customer experience and logistics to appeal to customers who increasingly rely on multiple channels to meet their shopping needs. To do so, we must make investments to keep up to date with competitive technology trends, including the proliferation of mobile usage, evolving creative user interfaces and other e‑commerce marketing trends related to customer acquisition and engagement, among others, which may increase our costs and which may not succeed in increasing sales or attracting customers. Although we continually analyze trends in the way our customers shop and the relationships between our in-store and online offerings in an effort to maximize incremental sales, we may not gather accurate and relevant data or effectively utilize that data to accurately predict our customers' shopping preferences, which may impact our strategic planning and decision making.

If for any reason we are not successful at developing and implementing omni‑channel initiatives to provide a convenient, consistent and enjoyable shopping experience for our customers across all channels and to provide our customers the products they want, when and where they want them, our financial performance and brands could be adversely affected.

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

•	the performance of the financial, equity and credit markets;

•	consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt and consumer behaviors towards incurring and paying debt;

•	national and global geo-political uncertainty;

•	the strength of the U.S. dollar against international currencies, most notably the Euro and British pound, and a resulting impact on tourism and spending by international customers in the U.S.;

•
a significant and sustained decline in the global price of crude oil and the resulting impact on stakeholders in the oil and gas industries, particularly in the Texas markets in which we have a significant presence;

•	changes in prices for commodities and energy, including fuel; and

•	current and expected tax rates and policies.

We believe that the factors identified in the list above are constraining customers' willingness to shop with us and causing some of those who do shop to limit the dollar amounts or quantities of their purchases. This has caused our operating results to decline. As a consequence, we recorded significant impairment charges in fiscal years 2017 and 2016 related to certain of our tradenames, goodwill and long-lived assets. Additionally, past deteriorations in domestic and global economic conditions, such as the downturn in calendar years 2008 and 2009, have had a significant adverse impact on our business by causing reductions in customer spending. If the current difficult economic conditions and their effect on customer spending on luxury goods continue, we could experience further material and adverse effects on our business, financial condition and results of operations.

The luxury retail industry is highly competitive and our failure to compete effectively with other retailers could negatively impact our results of operations and our customers' perceptions of us.

The luxury retail industry is highly competitive and fragmented. We compete for customers with luxury and premium multi-branded retailers, designer-owned proprietary boutiques, specialty retailers, national apparel chains, pure-play online retailers, individual specialty apparel stores and "flash sale" businesses that primarily sell out-of-season products. Many of our competitors have greater financial, marketing or operational resources than we do.

We face strong competition to attract and retain new customers, maintain relationships with existing customers and obtain merchandise from key designers. We compete for customers principally on the basis of quality and fashion, customer service, value, assortment and presentation of merchandise, marketing and customer loyalty programs, store ambiance, availability of in-store services and online experience and accessibility. The availability of in-store service and experience offerings, such as dining, beauty and salon services and special events is another dimension of competition as retailers seek to draw customers to their stores. We believe our success in continuing to offer customers desirable in-store experiences and identifying and executing on new opportunities in this area is an important component of our competitive positioning.

Our failure to compete successfully based on these and other factors may have an adverse effect on our results of operations and cause us to lose market share to our competitors.

The continuing migration to online shopping and increasing availability of luxury merchandise online has diverted sales from physical stores and increased the intensity of in-store and online price competition among retailers. In the current business environment, many retailers are engaging in aggressive pricing competition strategies, including significant discounting of merchandise and the discounting or elimination of costs for services such as alterations or shipping. We may be required to engage in similar practices to compete with such retailers and attempt to preserve or increase market share, which could negatively impact our revenues, margins and reputation as a luxury retailer.

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
If we fail to anticipate and identify merchandise fashion trends and accurately forecast demand, our business, financial condition and results of operations may be adversely affected.
We make decisions regarding the purchase of our merchandise inventory well in advance of the season in which it will be sold. For example, women’s apparel, men’s apparel, shoes and handbags are typically ordered six to nine months in advance of the date the merchandise will be offered for sale, while jewelry and other categories are typically ordered three to six months in advance of such date. Meanwhile, the increasing use of digital and social media by consumers as a driver of fashion demand has contributed to consumers’ anticipation and expectation that particular items of merchandise be available within a very short timeframe from their introduction.
If our sales during any season or for any particular merchandise product category are significantly lower than we anticipated, we may not be able to adjust our expenditures for inventory and other expenses in a timely fashion and may be left with significant amounts of unsold inventory. If that occurs, we may be forced to rely on markdowns or promotional sales to dispose of excess or slow-selling inventory, which may negatively impact our gross margins, results of operations and cash flows. Conversely, if we fail to purchase a sufficient quantity of in-demand merchandise items, we may be unable to meet consumer demand, lose sales opportunities or adversely affect our customer relationships and reputation as a premier luxury retailer. Any failure on our part to anticipate, identify and respond effectively to fashion trends and merchandise demand could adversely affect our business, financial condition and results of operations.
We focus on providing a seamless, cohesive and high-quality experience through our omni‑channel retail model, which adds complexities to our business that create additional risk.

With the expansion of the integrated omni‑channel retail model, including through the implementation of NMG One, we believe our overall business has become and will continue to become more complex. These changes require us to develop new expertise in response to the new challenges, risks and uncertainties inherent in the delivery and execution of an integrated omni‑channel retailing model. For example, issues related to the implementation of NMG One, which we launched in the first quarter of fiscal year 2017, resulted in disruptions to our business and adversely affected our results of operations during fiscal year 2017. While we believe substantially all the issues related to the implementation of that project have been remediated, future omni-channel initiatives could cause additional disruptions to our business.  As we continue to execute our plans and evolve and transform our omni-channel strategy, we may not adequately manage the related organizational or technological changes to align with our strategy, make investments at the right time or pace or in the right manner, or appropriately implement, monitor, report or communicate the changes in an effective manner.

We are also vulnerable to certain additional risks and uncertainties associated with our e‑commerce websites, including changes in required technology interfaces, website downtime and other technical failures, internet connectivity issues, costs and technical issues as we upgrade our website software, computer viruses, changes in applicable federal and state regulations, security breaches and consumer privacy concerns. Our failure to successfully respond to these risks and uncertainties, properly allocate our capital between the store and online environment, make the appropriate level of investments in customer-facing technology, or adapt our store operations to the integrated omni‑channel retail model could adversely affect our revenues or margins as well as damage our reputation, brands and competitive position.
We depend on the success of our advertising and marketing programs.
Our business depends on attracting a high volume of customers who are likely to purchase our merchandise. We have a significant number of marketing initiatives and regularly fine‑tune our approach and adopt new ones, including continuing efforts to ensure our marketing activities are aligned with all of the different ways in which customers currently shop. However, there can be no assurance that we will be able to effectively execute our advertising and marketing programs in the future, and any failure to do so could adversely affect our business, financial condition and results of operations.
In particular, our InCircle loyalty program is designed to cultivate long‑term relationships with our customers and enhance the quality of service we provide to our customers. We must constantly monitor and update the terms of this loyalty program so that it continues to meet the demands and needs of our customers and remain competitive with loyalty programs offered by other luxury and premium multi‑branded retailers. Almost 40% of our total U.S. revenues in fiscal year 2017 were generated by our InCircle loyalty program members who achieved reward status. If our InCircle loyalty program were to fail to provide competitive rewards and quality service to our customers, our business and results of operations could be adversely affected.
Our business depends significantly on our ability to drive customer traffic to our retail stores, and such efforts can be costly and are subject to numerous operational and other risks.

In-store sales constitute a majority of our revenues and such sales rely on customer traffic. We believe customer traffic at our stores is driven by a number of Company-specific factors including location, store ambiance, the availability of in-store service and experience offerings, such as dining, beauty and salon services and special events, as well as customer traffic at surrounding stores and business. Many of our stores are located in desirable locations within shopping malls and benefit from the abilities that we and other anchor tenants have to generate consumer traffic. A substantial decline in mall traffic, the development of new shopping malls, the availability of locations within existing or new shopping malls, the success of individual shopping malls and the success of other anchor tenants may negatively impact our ability to maintain or grow our sales in existing stores, as well as our ability to open new stores, which could have an adverse effect on our financial condition or results of operations. In addition, increased availability of online shopping has contributed to a reduction of customer traffic at many other retailers which can lead to financial difficulties of shopping center tenants and, in turn, potential shopping center vacancies, all of which can further reduce customer traffic at these locations. Any of these factors may affect our stores. Certain of our stores may be impacted by other location-specific issues.
We routinely evaluate potential expansions and/or remodels of our existing stores to enhance the customer experience in an effort to increase sales. Store expansions or remodels often involve significant up-front costs, disruptions to the customer experience that can reduce traffic and sales and, in some cases, timing uncertainties. In undertaking store expansions or remodels, we must complete the expansion or remodel in a timely, cost‑effective manner, minimize disruptions to our existing operations and succeed in creating an improved shopping environment that increases customer traffic and revenues. Our ability to complete expansions and remodels is also subject to our ability to fund them through cash flows from operations or indebtedness.
We believe our customer traffic and in-store revenue results are strongly dependent on our success in continuing to offer customers desirable in-store experiences through remodels and other service offerings. Our failure to provide a desirable in-store customer experience, as well as other customer traffic trends or declines that may be outside of our control, could adversely affect our revenues and results of operations.
Our expansion and growth through the opening of new retail stores is subject to numerous risks, some of which are beyond our control.
The success of our business is dependent on our ability to develop and execute our growth strategies. Our continued growth depends, in part, on our successful development, opening and operation of new stores. Successful execution of this strategy depends upon a number of factors, including our ability to identify suitable sites for new stores, negotiate and execute leases on acceptable terms, construct, furnish and supply a store in a timely and cost effective manner, accurately assess the demographic or retail environment at a given location, hire and train qualified personnel, obtain necessary permits and zoning approvals, obtain commitments from a core group of vendors to supply a new store, integrate a new store into our distribution network and build customer awareness and loyalty. Our new stores are typically large‑scale construction projects that are subject to numerous risks. Construction costs may exceed our original estimates due to increases in materials, labor or other costs, and we may experience permitting or construction delays, which may further increase project costs and delay projected sales. These risks may be exacerbated to the extent we engage third party developers or contractors in connection with such projects or are subject to approvals of regulatory bodies to complete the projects. For example, the Shops at Hudson Yards project is a significant, multi‑year development project managed by a third party and we cannot assure you that the project, including the full‑line Neiman Marcus store, will be completed within the timeframe or budget that we currently contemplate. As each new store represents a significant investment of capital, time and other resources, delays or failures in opening new stores, or achieving lower than expected sales in new stores, could materially and adversely affect our growth. In addition, new store openings involve the risks described under "Our performance and results of operations may be adversely affected by the significant costs associated with our expansion and growth strategies."
Our growth strategies may also lead us to expand into additional geographical markets in the future, either by opening new stores or through acquisitions. These markets may have different competitive conditions, consumer trends and discretionary spending patterns than our existing markets, which may cause our operations in these markets to be less successful than in our existing markets.
Failure to execute on these or other aspects of our growth strategies in a cost-effective manner could adversely affect our revenues and results of operations.
Our performance and results of operations may be adversely affected by the significant costs associated with our expansion and growth strategies.
We have made and intend to continue making significant ongoing investments to support our expansion and growth strategies. For example, we make capital investments in our new and existing stores, websites, omni‑channel model and distribution and support facilities, as well as in information technology, and incur expenses for headcount, advertising and marketing, professional fees and other costs in support of our growth initiatives. The amounts of such investments, expenses and costs are often difficult to predict because they require us to anticipate our customers’ needs, our needs as we grow, trends within our industry and our competitors’ actions. If we fail to accurately predict the amounts of or returns on these investments, expenses and costs, our results of operations could be adversely affected.
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
Our stores located in California, Florida, New York and Texas together represented approximately 50% of our revenues in fiscal year 2017. As a result, we are more vulnerable to economic and other conditions in those states, particularly the major metropolitan areas in those states, than our more geographically diversified competitors. Any events or circumstances that negatively affect those states could materially adversely affect our revenues and profitability.

The sustained reduction in oil prices that began in early calendar year 2014 has caused particular stress to the Texas economy, including in the major metropolitan areas where our seven Texas stores are located. We believe that this stress has negatively impacted the performance of our Texas stores, as a significant number of those stores' customers are employed or invested in, or otherwise affected by, the energy sector and are reducing their discretionary spending on items such as our luxury merchandise. The trajectory of energy prices is uncertain and our Texas stores' performance may continue to be impacted by the performance of companies in the energy sector.

Additionally, our stores in California, Florida and New York are located in cities that host a large number of international travelers to the United States. We believe that the current relative strength of the dollar against other international currencies, including the Euro, is affecting the willingness of tourists and other non-U.S. customers to buy luxury merchandise from our stores in those states as the strength of the dollar relative to their home currencies makes our merchandise more expensive to them on a relative basis. Recent developments such as the United Kingdom's initiation of negotiations to leave the European Union and subsequent related developments, including the possibility of similar initiatives by other European countries, may lead to additional global economic uncertainty that could cause the dollar to remain strong relative to the Euro and the British pound, which could continue to affect the performance of our California, Florida and New York stores.

Other factors that may affect the results of operations of our stores located in those states include, among other things, changes in demographics, population and employee bases, wage increases, future changes in economic conditions, severe weather conditions such as Hurricane Harvey and Hurricane Irma, which significantly impacted and required temporary closure of our stores in Houston, Texas and in Florida when they made landfall during the first quarter of fiscal year 2018, and other catastrophic occurrences. Such conditions may result in reduced customer traffic and spending in our stores, physical damage to our stores, loss of inventory, closure of one or more of our stores, inadequate work force in our markets, temporary disruption in the supply of merchandise, delays in the delivery of merchandise to our stores and a reduction in the availability of merchandise in our stores. Any of these factors may disrupt our business and materially adversely affect our business, financial condition and results of operations.

We are dependent on our relationships with certain designers, vendors and other sources of merchandise.

Our relationships with established and emerging designers are a key factor in our success as a luxury merchandise retailer because sales of designer merchandise represent a substantial portion of our revenues. Many of our key vendors limit the number of retail channels they use to sell their merchandise and we have no guaranteed supply arrangements with our principal sources of merchandise. In addition, nearly all of our top designer brands are sold by competing retailers and have their own proprietary retail stores and/or websites. Accordingly, there can be no assurance that any of such sources or designers will continue to sell to us or meet our quality, style and volume requirements.

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

During periods of adverse change in general economic, industry or competitive conditions, some of our designers and vendors may experience cash flow issues, reductions in available credit from banks, factors or other financial institutions, or increases in the cost of capital. In response to those conditions or to concerns about our financial condition, such designers and vendors may attempt to increase their prices, alter historical credit and payment terms available to us or take other actions. Any of these actions could have an adverse impact on our relationships with such designers or vendors, or constrain the amounts or timing of our purchases from such designers or vendors, and, ultimately, have an adverse effect on our revenues, results of operations and liquidity.

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

Additionally, our websites or mobile e-commerce platforms may suffer future outages or instability despite our efforts and investments and such outages may cause us to lose sales or lead us to offer promotions that could negatively impact our margins. To keep pace with changing technology, we must continuously implement new information technology systems as well as enhance our existing systems. Moreover, the successful execution of some of our growth strategies, in particular the expansion of our omni‑channel and online capabilities, is dependent on the design and implementation of new systems and technologies and/or the enhancement of existing systems. Issues related to the implementation of NMG One, which we launched in the first quarter of fiscal year 2017, resulted in disruptions to our business and adversely affected our results of operations during fiscal year 2017. While we believe substantially all the issues related to the implementation of that project have been remediated, future omni-channel initiatives could cause additional disruptions to our business.  Additionally, we are developing and implementing a process of updating our data storage center, which may involve outsourcing one or more of our data center functions to a third-party provider, migrating functions to the cloud or physically relocating all or some of our own data storage hardware to a new location. This process is in the very early stages, and it is possible that we may experience interruption to our operations in the course of completing this complex but necessary information technology initiative.
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
Indefinite-lived intangible assets, such as our Neiman Marcus, Bergdorf Goodman and MyTheresa tradenames and goodwill, are not subject to amortization but are tested for impairment in the fourth quarter of each fiscal year and upon the occurrence of certain events. We test indefinite-lived intangible assets by comparing the fair value of the assets to their estimated fair values. Similarly, we test goodwill at the reporting unit level by comparing the carrying value of the net assets of the reporting unit, including goodwill, to the unit's fair value. If the carrying values of indefinite-lived intangible assets or goodwill exceed their estimated fair value, an impairment charge is recorded to write down the intangible asset or goodwill to its estimated fair value. Factors that could result in an impairment include economic conditions, future business conditions and trends, projected revenues, earnings and cash flows as well as other market factors such as the weighted average cost of capital and valuation multiples. Based upon the review of our indefinite-lived intangible assets and our goodwill, we recorded impairment charges to our indefinite-lived intangible assets aggregating $309.7 million in fiscal year 2017 and $228.9 million in fiscal year 2016 and to our goodwill balances aggregating $196.2 million in fiscal year 2017 and $199.2 million in fiscal year 2016. Future impairment charges could be required if we do not achieve our current cash flow, revenue and profitability projections, market royalty rates decrease or the weighted average cost of capital increases. This could negatively affect our financial results and net worth.

Our continued success is substantially dependent on positive perceptions of our company, which, if eroded, could adversely affect our customer, employee and vendor relationships.

We have a reputation associated with a high level of integrity, customer service and quality merchandise, which is one of the reasons customers shop with us and employees choose us as a place of employment. To be successful in the future, we must continue to preserve, grow and leverage the value of our reputation. Reputational value is based in large part on perceptions. While reputations may take decades to build, negative incidents or developments, including actions taken by our business partners, industry conditions or our operating performance and liquidity and/or perceptions as to our performance and liquidity, can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations or litigation. Any significant damage to our reputation could negatively impact sales, diminish customer trust, reduce employee morale and productivity, lead to difficulties in recruiting and retaining qualified employees or cause difficulties in our vendor or other business and financial relationships.

A breach in information privacy could negatively impact our operations.

The protection of our customer, employee and company data is critically important to us. We utilize customer data collected through both our proprietary credit card programs and our in-store and online activities. Additionally, we may share personal information with certain third party vendors and service providers as needed for them to assist with various aspects of our business. Our customers and employees have a high expectation that we will adequately safeguard and protect their personal information. Despite our security measures and our requirements that third party vendors and service providers maintain security measures to the extent they have access to personal information, our or our vendors’ information technology and infrastructure may be vulnerable to criminal cyber-attacks or security incidents due to employee error, malfeasance or other vulnerabilities. The increased use of mobile phones, tablets and wireless networks to make purchases and to transmit data has further increased the complexity and cost associated with ensuring protection of transmitted information. During the ordinary course of business, the Company experiences and expects to continue to experience limited compromises or potential compromises of personal information due to unauthorized external attempts to access information and has experienced significant compromises in the past including those described below. Any such incident could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. In addition, we outsource certain functions, such as customer communication platforms and credit card transaction processing, and these relationships allow for the storage and processing of customer information by third parties, which could result in security breaches impacting our customers.

We have taken steps to further strengthen the security of our computer systems and continue to assess, maintain and enhance the ongoing effectiveness of our information security systems. However, the techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognizable until launched against a target. Accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. It is therefore possible that in the future we may suffer a criminal attack, unauthorized parties may gain access to personal information in our possession and we may not be able to identify any such incident in a timely manner.

As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we incurred costs in fiscal years 2017, 2016 and 2015 associated with a cyber-attack that we discovered in January 2014 relating to the clandestine installation of malicious software on our computer systems that attempted to collect payment card data (the “Cyber-Attack”), including investigative, legal and other costs. In the future, state enforcement authorities may also impose fines or other remedies against us. Such costs are not currently estimable but could be material to our future results of operations.

As described in Item 3, "Legal Proceedings" and Note 12 of the Notes to Consolidated Financial Statements in Item 15, the Cyber-Attack gave rise to putative class action litigation on behalf of customers and regulatory investigations. This putative class action has settled and the settlement agreement has received preliminary approval by the court. At this point, we are unable to predict the developments in, outcome of, and economic and other consequences of pending litigation or government inquiries related to this matter. Any future criminal cyber-attack or data security incident may damage our reputation and relationships with our customers and may result in additional regulatory investigations, legal proceedings or liability under laws that protect the privacy of personal information, all of which may adversely affect our business, financial condition and results of operations.

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

Additionally, current political issues in the U.S., the United Kingdom and other European countries have created significant uncertainty regarding international trade policy. These developments are widely anticipated to increase regulatory complexities and, potentially, lead to the increase or implementation of import tariffs that may affect our costs of importing merchandise. Major adverse changes in trade policy or relations, including the imposition of tariffs on goods that we import or export could adversely affect our results of operations.

 Our business is affected by foreign currency fluctuations and inflation.

We purchase a substantial portion of our inventory from foreign suppliers whose costs are affected by the fluctuation of their local currency against the U.S. dollar or who price their merchandise in currencies other than the U.S. dollar. While fluctuations in the Euro-U.S. dollar exchange rate can affect us most significantly, we source merchandise from numerous countries and thus are affected by changes in numerous other currencies and, generally, by fluctuations in the value of the U.S. dollar relative to such currencies. During fiscal year 2015, the U.S. dollar began to strengthen against the Euro and other international currencies and the U.S. dollar remained relatively strong through fiscal years 2016 and 2017. The United Kingdom's June 2016 referendum to leave the European Union caused the values of the Euro and the British pound to decline further relative to the U.S. dollar and has created market uncertainty with respect to the future strength of the Euro and the British pound, which may contribute to continued strength of the U.S. dollar relative to those currencies. We believe a stronger

U.S. dollar may (i) create disincentives to, or changes in the pattern, practice or frequency of, travel to and spending by foreign tourists in the regions in which we operate our retail stores and (ii) increase U.S. consumers’ willingness or ability to travel abroad and purchase merchandise we offer for sale at relatively lower prices from foreign retailers. See "A significant portion of our revenue is from our stores in four states, which exposes us to economic circumstances or catastrophic occurrences affecting those states" above. In addition, we believe a strengthening of the U.S. dollar relative to foreign currencies, most notably the Euro, may impact the retail prices of merchandise offered for sale and/or our cost of goods sold. Any of these effects or their continuation could cause our revenues or product margins to decrease.

We have also experienced certain inflationary effects in our cost base due to increases in selling, general and administrative expenses, particularly with regard to employee health care and other benefits. Inflation can negatively impact our margins and profitability if we are unable to increase prices or cut costs to offset the effects of inflation in our cost base.

Funding requirements or benefit payment costs under our pension plan could impact our financial results and cash flows.

We sponsor a defined benefit pension plan and we are required to make funding contributions to the plan to maintain its funded status. Funding requirements are based on, among other things, actuarial assumptions regarding benefit costs and anticipated future returns on plan assets (which depend in part on future interest rates). Significant changes in interest rates, actuarial assumptions (including expected mortality rates), fluctuations in the fair value of plan assets and benefit payments could affect the funded status of our Pension Plan and could increase future funding requirements. Any significant increase in pension plan funding requirements or a decision to make voluntary lump-sum payments to plan participants could negatively impact our cash flows, financial condition, liquidity or results of operations.

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
We outsource certain business processes to third party vendors, which subjects us to risks, including disruptions in our business, compromise of data and increased costs.

We outsource certain technology-related processes to third parties. These include credit card authorization and processing, insurance claims processing, payroll processing, record keeping for retirement and benefit plans and certain information technology functions. In addition, we depend on third party vendors for delivery of our merchandise from manufacturers and to our customers. We review outsourcing alternatives on a regular basis and may decide to outsource additional processes in the future. If third party providers fail to meet our performance standards and expectations, including with respect to data security, our reputation, revenues and results of operations could be adversely affected. In addition, we could face increased costs associated with finding replacement vendors or hiring new employees to provide these services in-house.

The loss of senior management or attrition among our buyers or key sales associates could adversely affect our business.

Our success in the global luxury merchandise industry is dependent on our senior management team, buyers and key sales associates. We rely on the experience of our senior management, and their knowledge of our business and industry would be difficult to replace. Several executives have departed the Company during fiscal years 2017 and 2016, and such departures cause us to incur costs and diversion of management attention to locate and retain quality replacements and to fulfill the functions of those positions until they are filled. Additionally, if we were to lose a portion of our buyers or key sales associates, our ability to benefit from long-standing relationships with key designers or to provide relationship-based customer service could suffer. We may not be able to retain our current senior management team, buyers or key sales associates and the loss of any of these individuals could adversely affect our business. We do not maintain key person insurance on any employee.

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

We maintain a proprietary credit card program through which credit is extended to customers and have a related marketing and servicing alliance with affiliates of Capital One. Pursuant to the Program Agreement, Capital One currently offers credit cards and non-card payment plans under both the "Neiman Marcus" and "Bergdorf Goodman" brand names. Also, we receive payments from Capital One based on sales transacted on our proprietary credit cards. These payments are based on the profitability of the credit card portfolio as determined under the Program Agreement and are impacted by a number of factors including credit losses incurred and our allocable share of the profits generated by the credit card portfolio, which in turn may be impacted by credit ratings as determined by various rating agencies. In addition, we receive payments from Capital One for marketing and servicing activities we provide to Capital One. The Program Agreement terminates in July 2020 (renewable thereafter for three-year terms), subject to early termination provisions.

In connection with the Program Agreement, we have changed and may continue to change the terms of credit offered to our customers. In addition, Capital One has discretion over certain policies and arrangements with credit card customers and may change these policies and arrangements in ways that affect our relationships with these customers. Our credit ratings also impact revenue sharing under the Program Agreement. Beginning in July 2017, in accordance with the provisions of the credit card program agreement, our allocable share of the profits generated by the credit card portfolio was reduced as a result of our current credit ratings by S&P and Moody's. Moreover, changes in credit card use, payment patterns and default rates may result from a variety of economic, legal, social and other factors that we cannot control or predict with certainty. Any such changes in our credit card arrangements may adversely affect our credit card program and, ultimately, our business.

Credit card operations such as our proprietary program through Capital One are subject to numerous federal and state laws such as the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the "CARD Act") and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider . The CARD Act included new and revised rules and restrictions on credit card pricing, finance charges and fees, customer billing practices and payment application. The Dodd-Frank Act was enacted in July 2010 and increased the regulatory requirements affecting providers of consumer credit. These changes significantly restructured regulatory oversight and other aspects of the financial industry, created a new federal agency to supervise and enforce consumer lending laws and regulations and expanded state authority over consumer lending. Additional regulation under these statutes and interpretations of these new rules may be implemented and we may be required to make changes to our credit card practices and systems. Any regulation or change in the regulation of credit arrangements, pursuant to the CARD Act, the Dodd-Frank Act or otherwise, that would materially limit the availability of credit to our customer base could adversely affect our business.

We are subject to risks associated with owning and leasing substantial amounts of real estate.

We own or lease substantial amounts of real estate, primarily our retail stores and office facilities, and many of the stores we own are subject to ground leases or operating covenants. Accordingly, we are subject to all of the risks associated with owning and leasing real estate. In particular, the value of the relevant assets could decrease, or costs to operate stores could increase, in either case because of changes in the supply or demand of available store locations, demographic trends or the overall investment climate for real estate. Pursuant to the operating covenants in certain of our leases and due to the fact that we generally cannot cancel our leases at our option without incurring potentially significant exit costs, we could be required to continue to maintain, operate and make lease payments on a store that no longer meets our performance expectations, requirements or current operating strategies. The terms of our real estate leases, including renewal options, range from ten to 130 years. We believe that we have been able to lease real estate on favorable terms, but there is no guarantee that we will be able to continue to negotiate these terms in the future. If we are not able to enter into new leases or renew existing leases on terms acceptable to us, our business and results of operations could be adversely affected.

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

Unforeseen events, including war, terrorism and other international conflicts, public health issues and natural disasters such as earthquakes, hurricanes or tornadoes, whether occurring in the United States or abroad, could disrupt our supply chain operations, international trade or result in political or economic instability. Any of the foregoing events could result in property losses, reduce demand for our merchandise, impact our store operations or make it difficult or impossible to obtain merchandise from our suppliers.

Extreme weather conditions in the areas in which our stores are located, particularly in markets where we have multiple stores, could adversely affect our business. Heavy snowfall, rainfall or other extreme weather conditions over a prolonged period might make it difficult for our customers to travel to our stores and thereby reduce our revenues and profitability. During the first quarter of fiscal year 2018, Hurricane Harvey and Hurricane Irma significantly impacted our stores in Houston, Texas and in Florida, requiring these stores to close for several days at a time and impacting our customers’ ability and willingness to shop at those locations. Given the importance of these stores to our business, we expect these closures will negatively impact our results of operations for the first quarter of fiscal 2018. Our business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of our inventory incompatible with those unseasonable conditions. Reduced sales from extreme or prolonged unseasonable weather conditions could adversely affect our business.

Our failure to comply with, or developments in, laws, rules or regulations could affect our business or results of operations.

We are subject to customs, anti-corruption laws, truth-in-advertising, intellectual property, labor and other laws, including consumer protection regulations, credit card regulations, environmental laws and zoning and occupancy ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise, regulate wage and hour matters with respect to our employees and govern the operation of our retail stores and warehouse facilities. Although we undertake to monitor our compliance with and developments in these laws, rules and regulations, if these laws are violated by us or our importers, designers, manufacturers, distributors or other business partners, or if the interpretation of these laws, rules or regulations changes, we could experience delays in shipments and receipt of merchandise, suffer damage to our reputation or be subject to fines or other penalties under the controlling regulations, any of which could adversely affect our business or results of operations. For a more detailed description of current lawsuits and other litigation to which we are party, see Item 3, "Legal Proceedings" and Note 12 of the Notes to Consolidated Financial Statements in Item 15.

If we are unable to enforce our intellectual property rights, if we are accused of infringing a third party’s intellectual property rights, or if the merchandise we purchase from vendors is alleged to have infringed a third party’s intellectual property rights, our business or results of operations may be adversely affected.
Our future success and competitive position depend in part on our ability to maintain and protect our brand. We and our subsidiaries currently own various intellectual property rights in the United States and in various foreign jurisdictions that differentiate us from our competitors, including our trademarks, tradenames and service marks, such as the “Neiman Marcus,” “Bergdorf Goodman” and “mytheresa” marks. We currently rely on a combination of copyright, trademark, trade dress and unfair competition laws to establish and protect our intellectual property and other proprietary rights, but the steps we take to protect such rights may be inadequate to prevent infringement of our trademarks and proprietary rights by others. Such unauthorized use of our trademarks, trade secrets, or other proprietary rights may cause significant damage to our brands and have an adverse effect on our business. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States and there can be no assurance that we are adequately protected in all countries or that we will prevail when defending our trademark or proprietary rights. The loss or reduction of any of our significant intellectual property or proprietary rights could have an adverse effect on our business.
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
We purchase merchandise from vendors that may incorporate protected intellectual property and we do not independently investigate whether these vendors legally hold intellectual property rights to merchandise that they are manufacturing or distributing. As a result, we rely upon the vendors’ representations and indemnifications set forth in our purchase orders and supplier agreements concerning their right to sell us the products that we purchase from them. If a third party claims to have rights with respect to merchandise we purchased from a vendor, or if we acquire unlicensed merchandise, we could be obligated to remove such merchandise from our stores, incur costs associated with destruction of such merchandise if the distributor or vendor is unwilling or unable to reimburse us and be subject to liability under various civil and criminal causes of action, including actions to recover unpaid royalties and other damages and injunctions. Any of these results could harm our brand image and have a material adverse effect on our business and growth.
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

As of July 29, 2017, the principal amount of our total indebtedness was approximately $4.8 billion, and we had unused commitments under our revolving credit facilities available to us of $651.1 million, subject to a borrowing base, of which (i) $90.0 million of such capacity is available to us subject to certain restrictions as more fully described in Note 8 of the Notes to Consolidated Financial Statements in Item 15 and (ii) $17.1 million of such capacity is available only to MyTheresa under its credit facilities and not to our U.S. operations.

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

•	limiting our ability to pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock;

•	increasing our vulnerability to general adverse economic, industry and competitive conditions and government regulations;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our credit facilities, are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete and our ability to take advantage of new business opportunities;

•	placing us at a disadvantage compared to other, less leveraged competitors;

•	increasing our cost of borrowing; and

•
causing our suppliers or other parties with which we maintain business relationships to experience uncertainty about our future and seek alternative relationships with third parties or seek to alter their business relationships with us.

We may also incur substantial indebtedness in the future, subject to the restrictions contained in the indentures governing the Notes and the credit agreements governing our credit facilities. If such new indebtedness is in an amount greater than our current indebtedness levels, the related risks that we now face could intensify. However, we cannot assure you that any such additional financing will be available to us on acceptable terms or at all. See “—Our ability to obtain adequate financing or raise capital in the future may be limited.”
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

If we cannot make scheduled payments on our debt, we will be in default and holders of the Notes and the lenders under our Senior Secured Credit Facilities (as defined below) could declare all outstanding principal and interest to be due and payable, the lenders under our Senior Secured Credit Facilities could terminate their commitments to loan additional money to us and we could be forced into bankruptcy or liquidation.

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

In addition, the springing financial covenant in the credit agreement governing our asset-based revolving credit facility (the "Asset-Based Revolving Credit Facility") requires the maintenance of a minimum fixed charge coverage ratio, which covenant is triggered when excess availability under our Asset-Based Revolving Credit Facility is less than the greater of $50.0 million and 10% of the Line Cap (as defined in the credit agreement governing the Asset-Based Revolving Credit Facility) then in effect.  Our ability to meet the financial covenant could be affected by events beyond our control. Additional restrictions will apply if excess availability remains below the greater of $50.0 million and 10% of the Line Cap then in effect, including increased reporting requirements and additional administrative agent control rights over certain of our accounts.

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
Since availability under our Asset-Based Revolving Credit Facility and/or cash generated by our operations may not be sufficient to allow us to fund our capital requirements in the future, we may need to raise additional funds through debt financing, the issuance of new equity or debt securities or a combination of both. Additional financing may not be available on favorable terms or at all.

In addition, the credit and securities markets and the financial services industry have recently experienced disruption characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities prices, diminished liquidity and credit availability and intervention from the U.S. and other governments. Additionally, many retailers including some of our competitors have recently experienced or are currently experiencing financial difficulties, including several that have entered bankruptcy or have engaged in other debt restructuring activities. The cost and availability of credit has been and may continue to be adversely affected by these conditions. We cannot be certain that funding for our capital needs will be available from our existing financial institutions and the credit and securities markets if needed, and if available, to the extent required, and on acceptable terms.
The Asset-Based Revolving Credit Facility matures on July 25, 2021 (or July 25, 2020 if the Company’s obligations under its senior secured term loan facility have not been repaid or the maturity date thereof has not been extended to October 25, 2021 or later), the senior secured term loan facility (as amended, the "Senior Secured Term Loan Facility" and, together with the Asset-Based Revolving Credit Facility, the "Senior Secured Credit Facilities") matures on October 25, 2020, the 8.00% senior cash pay notes due 2021 (the "Cash Pay Notes") and the 8.75%/9.50% senior PIK toggle notes due 2021 (the "PIK Toggle Notes") mature on October 15, 2021, and the 7.125% senior debentures due 2028 (the "2028 Debentures" and, collectively with the Cash Pay Notes and the PIK Toggle Notes, the "Notes") mature on June 1, 2028. If we cannot renew or refinance the foregoing indebtedness upon their respective maturities or, more generally, obtain funding when needed, in each case on acceptable terms, we may be unable to continue to fund our capital requirements, which may have an adverse effect on our business, financial condition and results of operations.
A future lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

Our indebtedness currently has a non-investment grade rating, and any rating assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes in our business, warrant.  Our indebtedness was downgraded twice by Standard & Poor’s and once by Moody’s during fiscal year 2017. Any additional downgrade by any ratings agency may increase the interest rate on our Senior Secured Credit Facilities, limit our access to vendor financing on favorable terms or otherwise result in higher borrowing costs, and likely would make it more difficult or more expensive for us to obtain additional debt financing.

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

We and our subsidiaries may incur significant additional indebtedness in the future.  Although the indentures governing the Notes and the credit agreements governing our Senior Secured Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial.  As of July 29, 2017, our Asset-Based Revolving Credit Facility and our mytheresa.com credit facilities (the "mytheresa.com Credit Facilities") provide for borrowings of unused commitments of up to $651.1 million, subject to a borrowing base, of which (i) $90.0 million of such capacity is available to us subject to certain restrictions as more fully described in Note 8 of the Notes to Consolidated Financial Statements in Item 15 and (ii) $17.1 million of such capacity is available only to MyTheresa under its credit facilities and not to our U.S. operations. Additionally, (i) our Senior Secured Term Loan Facility may be increased by an amount equal to (x) $650.0 million plus (y) an unlimited amount so long as, in the case of new indebtedness secured on a pari passu basis with our Senior Secured Term Loan Facility, on a pro forma basis our maximum senior secured first lien net leverage ratio, as defined in the credit agreement governing the Senior Secured Term Loan Facility, does not exceed 4.25 to 1.00, and in the case of new indebtedness secured on a junior basis to our Senior Secured Term Loan Facility, subordinated in right of payment to our Senior Secured Term Loan Facility or, in the case of certain incremental equivalent loan debt, unsecured and pari passu in right of payment with our Senior Secured Term Loan Facility, on a pro forma basis our maximum total net leverage ratio, as defined in the credit agreement governing the Senior Secured Term Loan Facility, does not exceed 7.00 to 1.00, in each case subject to certain conditions, and (ii) our Asset-Based Revolving Credit Facility can be increased by up to $200.0 million.  If new debt is added to our current debt levels, the related risks that we and the guarantors now face would increase.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We have elected in the past, and may elect in the future, to pay interest on the PIK Toggle Notes in the form of PIK Interest or partial PIK Interest rather than in the form of Cash Interest, which would increase the aggregate principal amount of our outstanding indebtedness.

The indenture governing the PIK Toggle Notes allows us to elect to pay either 50% or all of the interest due on the PIK Toggle Notes for such period in PIK Interest (as defined below) by either increasing the principal amount of the outstanding PIK Toggle Notes or by issuing new PIK Toggle Notes for the entire amount of the interest payment, thereby increasing the aggregate principal amount of the PIK Toggle Notes.  For the interest period commencing on April 15, 2017 and continuing through October 14, 2017, we elected to pay interest in the form of PIK Interest at a higher rate of 9.50% rather than making such interest payment in cash, which will result in the issuance of $28.5 million of additional PIK Toggle Notes in October 2017. We intend to elect to pay interest in the form of PIK Interest or partial PIK Interest on our semi-annual interest payment due in April 2018 and may additionally elect to do so with respect to the payment due in October 2018.  If we elect PIK Interest or partial PIK Interest with respect to these interest payments, we would accrue interest at a higher rate than the cash-pay portion of the PIK Toggle Notes, which would increase the aggregate principal amount of the outstanding PIK Toggle Notes, which in turn would further increase our substantial indebtedness. See “—Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to fulfill our obligations with respect to such indebtedness,” and see Note 8 of the Notes to Consolidated Financial Statements in Item 15 for a further description of the terms of the PIK Toggle Notes.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our Senior Secured Credit Facilities are at variable rates of interest and expose us to interest rate risk.  We have hedged a portion of our variable rate debt obligations against interest rate fluctuations by using standard hedging instruments, but we are not required to do so and may not continue to do so in the future. Interest rates are currently at historically low levels.  If interest rates increase and we are unable to effectively hedge our interest rate risk, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed may remain the same, and our net earnings and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all revolving loans are fully drawn (and to the extent that LIBOR is in excess of the 1.00% floor rate with respect to our Senior Secured Term Loan Facility), each quarter point change in interest rates would result in a $5.8 million change in annual interest expense on the indebtedness under our Senior Secured Credit Facilities, taking into account the effect of existing interest rate hedging arrangements.  To reduce interest rate volatility, we have entered into interest rate swaps that involve the exchange of floating for fixed rate interest payments on a portion of our floating rate indebtedness from December 2016 through October 2020. However, we are exposed to interest rate risk for the portion of our variable rate indebtedness not covered by those swap agreements. Additionally, such hedging arrangements may not fully mitigate our interest rate risk and may subject us to mark-to-market losses when they are adjusted to reflect changes in fair value from time to time in accordance with accounting rules.

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

Properties that we use in our operations include Neiman Marcus stores, Bergdorf Goodman stores, Last Call stores, and distribution, support and office facilities. As of October 3, 2017, the approximate aggregate square footage of the properties used in our operations was as follows:

	Owned	Owned Subject to Ground Lease	Leased	Total
Neiman Marcus Stores	856,000	2,329,000	2,411,000	5,596,000
Bergdorf Goodman Stores	—	—	316,000	316,000
Last Call Stores and Other	—	—	972,000	972,000
Distribution, Support and Office Facilities	1,330,000	150,000	1,638,000	3,118,000

Neiman Marcus Stores.  As of October 3, 2017, we operated 42 Neiman Marcus stores, with an aggregate total property size of approximately 5,596,000 square feet.  The following table sets forth certain details regarding each Neiman Marcus store:

Locations	Fiscal Year Operations Began	Gross Store Sq. Feet	Locations	Fiscal Year Operations Began	Gross Store Sq. Feet
Dallas, Texas (Downtown)(1)*	1908	129,000	Denver, Colorado(3)	1991	90,000
Dallas, Texas (NorthPark)(2)	1965	218,000	Scottsdale, Arizona(2)	1992	114,000
Houston, Texas (Galleria)(3)	1969	224,000	Troy, Michigan(3)	1993	157,000
Bal Harbour, Florida(2)	1971	97,000	Short Hills, New Jersey(3)	1996	137,000
Atlanta, Georgia(2)	1973	206,000	King of Prussia, Pennsylvania(3)	1996	145,000
St. Louis, Missouri(2)	1975	145,000	Paramus, New Jersey(3)	1997	141,000
Northbrook, Illinois(2)	1976	144,000	Honolulu, Hawaii(3)	1999	181,000
Fort Worth, Texas(2)	1977	92,000	Palm Beach, Florida(2)	2001	53,000
Washington, D.C.(2)	1978	130,000	Plano, Texas (Willow Bend)(4)*	2002	156,000
Newport Beach, California(3)	1978	153,000	Tampa, Florida(3)	2002	96,000
Beverly Hills, California(1)*	1979	185,000	Coral Gables, Florida(2)	2003	136,000
Westchester, New York(2)	1981	138,000	Orlando, Florida(4)*	2003	95,000
Las Vegas, Nevada(2)	1981	174,000	San Antonio, Texas(4)	2006	120,000
Oak Brook, Illinois(2)	1982	98,000	Boca Raton, Florida(2)	2006	136,000
San Diego, California(2)	1982	106,000	Charlotte, North Carolina(3)	2007	80,000
Fort Lauderdale, Florida(3)	1983	92,000	Austin, Texas(3)	2007	80,000
San Francisco, California(4)*	1983	252,000	Natick, Massachusetts(4)*	2008	103,000
Chicago, Illinois (Michigan Ave.)(2)	1984	188,000	Woodland Hills, California(3)	2009	120,000
Boston, Massachusetts(2)	1984	111,000	Bellevue, Washington(2)	2010	125,000
Palo Alto, California(3)	1986	120,000	Walnut Creek, California(3)	2012	88,000
McLean, Virginia(4)	1990	130,000	Garden City, New York(3)	2016	111,000

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

(1)           Leased.

Last Call Stores.  As of October 3, 2017, we operated 38 Last Call stores in 14 states that average approximately 24,000 square feet each in size. During fiscal year 2017, we began a process to assess our Last Call footprint and closed four of our Last Call stores. On September 12, 2017, we announced that we will be closing ten additional Last Call stores in fiscal year 2018 in order to optimize our Last Call store portfolio. We will continue to evaluate our off-price business and seek to optimize the operations of Last Call in the future.

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

We also own approximately 50 acres of land in Irving, Texas, where our online operating headquarters and distribution facility are located.  In addition, we currently lease another regional distribution facility in Dallas, Texas to support our online operations. We also lease a 182,000 square foot facility outside of Munich, Germany to support our MyTheresa operations.

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

ITEM 3.     LEGAL PROCEEDINGS

Information for this item is included in Note 12 of the Notes to Consolidated Financial Statements in Item 15, and incorporated herein by reference.

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

We did not declare or pay any dividends, distributions or other amounts on our membership unit in fiscal year 2017 or 2016.

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

	Fiscal year ended			Thirty-nine weeks ended	Thirteen weeks ended	Fiscal year ended
	July 29, 2017	July 30, 2016	August 1, 2015	August 2, 2014	November 2, 2013	August 3, 2013 (1)
(in millions, except per share data)	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
OPERATING RESULTS DATA
Revenues	$4,706.0	$4,949.5	$5,095.1	$3,710.2	$1,129.1	$4,648.2
Cost of goods sold including buying and occupancy costs (excluding depreciation)	3,220.0	3,322.5	3,305.5	2,563.0	685.4	2,995.4
Selling, general and administrative expenses (excluding depreciation)	1,129.3	1,117.9	1,162.1	835.0	266.4	1,047.8
Income from credit card program	(60.1)	(60.6)	(52.8)	(40.7)	(14.7)	(53.4)
Depreciation and amortization (2)	329.5	338.1	322.8	262.0	46.0	188.9
Impairment charges (3)	510.7	466.2	—	—	—	—
Operating earnings (loss)	(453.2)	(261.7)	318.0	8.8	32.1	446.4
Net earnings (loss)	$(531.8)	$(406.1)	$14.9	$(134.1)	$(13.1)	$163.7

BALANCE SHEET DATA (at period end)
Total assets	$7,703.5	$8,256.9	$8,719.8	$8,574.9	$5,247.9
Total liabilities	7,236.9	7,313.8	7,306.0	7,142.3	4,416.9
Long-term debt, net of debt issuance costs (excluding current maturities)	$4,675.5	$4,584.3	$4,556.0	$4,432.8	$2,672.4

	Fiscal year ended			Thirty-nine weeks ended	Thirteen weeks ended	Fiscal year ended
	July 29, 2017	July 30, 2016	August 1, 2015	August 2, 2014	November 2, 2013	August 3, 2013 (1)
(dollars in millions, except sales per square foot)	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
OTHER DATA
Change in comparable revenues (4)	(5.2)%	(4.1)%	3.9%	5.4%	5.7%	4.9%
Number of full-line stores open at period end	44	44	43	43	43	43
Sales per square foot (5)	$505	$548	$590	$440	$138	$552
Percentage of revenues transacted online	31.3%	29.0%	26.3%	24.6%	21.4%	22.2%

Adjusted EBITDA (6)	$433.8	$584.9	$710.6	$501.3	$197.2	$682.7
Adjusted EBITDA as a percentage of revenues	9.2%	11.8%	13.9%	13.5%	17.5%	14.7%

Capital expenditures (7)	204.6	$301.4	$270.5	$138.0	$36.0	$146.5
Depreciation expense	225.5	226.9	185.6	113.3	34.2	141.5
Rent expense and related occupancy costs	116.1	119.4	117.1	79.6	24.1	96.7

(1)	Fiscal year 2013 consists of the fifty-three weeks ended August 3, 2013. All other fiscal years consist of fifty-two weeks.

(2)	Amounts include incremental depreciation expense arising from fair value adjustments recorded in connection with purchase accounting.

(3)
Based upon our assessment of economic conditions in fiscal year 2017 and fiscal year 2016, our expectations of future business conditions and trends, our projected revenues, earnings and cash flows as well as other market factors such as the weighted average cost of capital and valuation multiples, we determined certain of our tradenames, goodwill and long-lived assets to be impaired and recorded impairment charges in fiscal year 2017 aggregating $510.7 million and in fiscal year 2016 aggregating $466.2 million.

(4)
Comparable revenues include (i) revenues derived from our retail stores open for more than fifty-two weeks, including stores that have been relocated or expanded, and (ii) revenues from our online operations.  Comparable revenues exclude revenues of (i) closed stores and (ii) designer websites created and operated pursuant to contractual arrangements with certain designer brands that had expired by the first quarter of fiscal year 2015. As MyTheresa was acquired in October 2014, comparable revenues for fiscal year 2015 exclude revenues from MyTheresa.  Comparable revenues for fiscal year 2016 include revenues from MyTheresa beginning in the second quarter of fiscal year 2016. The calculation of the change in comparable revenues for fiscal year 2013 is based on revenues for the fifty-two weeks ended July 27, 2013 compared to revenues for the fifty-two weeks ended July 28, 2012.

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

(7)
Amounts represent gross capital expenditures and exclude developer contributions of $37.4 million, $38.3 million, $34.7 million, $5.7 million, $0.0 million and $7.2 million, respectively, for the periods presented.

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

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  All references to (i) fiscal year 2017 relate to the fifty-two weeks ended July 29, 2017, (ii) fiscal year 2016 relate to the fifty-two weeks ended July 30, 2016 and (iii) fiscal year 2015 relate to the fifty-two weeks ended August 1, 2015. References to fiscal year 2014 and years preceding and fiscal year 2018 and years thereafter relate to our fiscal years for such periods.

Certain financial information of the Company and its subsidiaries is presented on a consolidated basis and is presented as "Predecessor" or "Successor" to indicate whether it relates to the period preceding the Acquisition or the period succeeding the Acquisition, respectively. The Acquisition and the allocation of the purchase price were recorded for accounting purposes as of November 2, 2013, the end of our first quarter of fiscal year 2014.

In connection with the Acquisition, the Company incurred substantial new indebtedness, in part in replacement of former indebtedness. See “Liquidity and Capital Resources.” In addition, the purchase price paid in connection with the Acquisition was allocated to state the acquired assets and liabilities at fair value. The purchase accounting adjustments increased the carrying value of our property and equipment and inventory, revalued our intangible assets related to our tradenames, customer lists and favorable lease commitments and revalued our long-term benefit plan obligations, among other things. As a result, the Successor financial information subsequent to the Acquisition is not necessarily comparable to the Predecessor financial information.

Certain amounts presented in tables are subject to rounding adjustments and, as a result, the totals in such tables may not sum.

Investments and Strategic Initiatives

We are investing in strategies to grow our revenues and profits. Strategies we have pursued and continue to pursue include:

•
We are investing in technology to enhance the customer shopping experiences in both our online and store operations, including the launch of NMG One in fiscal year 2017. NMG One is an integrated merchandising and distribution system designed to enable us to purchase, share, manage and sell our inventories across our omni-channel operations and brands more efficiently;

•
We are making capital investments to remodel our existing stores as well as to open new stores in select markets such as Garden City, New York (opened in February 2016), Fort Worth, Texas (opened in February 2017) and New York City (currently scheduled to open in fiscal year 2019);

•
We are re-engineering our costs to optimize our resources and organizational processes through a comprehensive review project we refer to as "Organizing for Growth". In connection with Organizing for Growth, we eliminated approximately 315 positions in fiscal year 2017 and approximately 500 positions in fiscal year 2016 across our stores, divisions and facilities; and

•	We have expanded our international footprint by acquiring MyTheresa in October 2014.

These issues also affected our financial reporting processes and required us to apply supplemental and manual controls to provide adequate control over financial reporting. See Item 9A. "Controls and Procedures — Changes in Internal Control over Financial Reporting."

Summary of Results of Operations

A summary of our results of operations is as follows:

•
Revenues — Our revenues for fiscal year 2017 were $4,706.0 million, a decrease of 4.9% from $4,949.5 million in fiscal year 2016. Comparable revenues for fiscal year 2017 decreased 5.2% compared to fiscal year 2016. In fiscal year 2017, revenues generated by our online operations were $1,471.7 million, or 31.3% of consolidated revenues. Comparable revenues from our online operations in fiscal year 2017 increased 2.5% from fiscal year 2016.

Changes in comparable revenues by quarter in fiscal year 2017 were:

Fiscal year 2017
Fourth quarter	(0.5)%
Third quarter	(4.9)
Second quarter	(6.8)
First quarter	(8.0)

We believe the lower levels of revenues in fiscal year 2017 were impacted by a number of factors, including:

•	the volatility and uncertainty in domestic and global economic conditions and the resulting impact on the market for luxury merchandise;

•	the strength of the U.S. dollar against international currencies, most notably the Euro and British pound, and a resulting impact on tourism and spending by international customers in the U.S.;

•
a significant and sustained decline in the global price for crude oil and the resulting impact on stakeholders in the oil and gas industries, particularly in the Texas markets in which we have a significant presence; and

•	implementation and conversion issues related to NMG One, which prevented us from fulfilling certain customer demand both in our stores and websites.

•
Cost of Goods Sold Including Buying and Occupancy Costs (Excluding Depreciation) ("COGS") — Compared to fiscal year 2016, COGS as a percentage of revenues increased 130 basis points in fiscal year 2017. The increase in COGS, as a percentage of revenues, was primarily attributable to:

•	decreased product margins due primarily to:

•	higher markdowns and promotional costs incurred on lower than expected revenues; and

•	higher delivery and processing costs; and

•	the deleveraging of buying and occupancy costs.

At July 29, 2017, consolidated inventories totaled $1,153.7 million, a 2.5% increase from July 30, 2016. Merchandise inventories supporting our U.S. operations increased 0.4% and merchandise inventories supporting our MyTheresa operations increased 38.1% from the prior fiscal year. We have and will continue to work aggressively to align our inventory levels and purchases with anticipated future customer demand.

•
Selling, General and Administrative Expenses (Excluding Depreciation) ("SG&A") — Compared to fiscal year 2016, SG&A as a percentage of revenues increased 140 basis points in fiscal year 2017. The higher levels of SG&A expenses, as a percentage of revenues, were primarily attributable to:

•	the deleveraging of a significant portion of our SG&A expenses, primarily payroll and benefits;

•	higher levels of expenses and other costs incurred in connection with:

•	(i) investments in technology, (ii) the growth of our international footprint through MyTheresa and (iii) costs related to the opening of new stores and the remodeling of existing stores; and

•	certain corporate expenses, primarily professional fees;

•	lower favorable non-cash adjustments to the required liability for stock option awards requiring variable accounting; and

•	higher credit card chargebacks and other fees.

•
Impairment Charges — Based upon (i) the continuation of adverse economic and business trends, (ii) revisions to our anticipated future operating results and (iii) increases in the weighted average cost of capital used in estimating the fair value of our tradenames and our reporting units under a discounted cash flow model, we determined certain of our tradenames, goodwill, and long-lived assets to be impaired and recorded impairment charges aggregating $510.7 million in fiscal year 2017 and $466.2 million in fiscal year 2016.

Liquidity — At July 29, 2017, we had outstanding revolving credit facilities aggregating $917.1 million consisting of (i) our Asset-Based Revolving Credit Facility of $900.0 million in the U.S. and (ii) the mytheresa.com Credit Facilities of $17.1 million, or €15.0 million. Pursuant to these credit facilities, we had outstanding borrowings of $263.0 million, all of which represents borrowings under our Asset-Based Revolving Credit Facility, and outstanding letters of credit and guarantees of $3.0 million as of July 29, 2017. Our borrowings under these credit facilities fluctuate based on our seasonal working capital requirements, which generally peak in our first and third quarters. At July 29, 2017, we had unused borrowing commitments aggregating $651.1 million, subject to a borrowing base, of which (i) $90.0 million of such capacity is available to us subject to certain restrictions as more fully described in Note 8 of the Notes to Consolidated Financial Statements in Item 15 and (ii) $17.1 million of such capacity is available only to MyTheresa and not to our U.S. operations. Additionally, we held cash and cash equivalents and credit card receivables of $88.1 million bringing our available liquidity to $739.2 million at July 29, 2017, inclusive of the amount available to MyTheresa. We believe that cash generated from our operations along with our existing cash balances and available sources of financing will enable us to meet our anticipated cash obligations during the next 12 months.

Outlook — Economic conditions in the luxury retail industry have been and will continue to be impacted by a number of factors, including the rate of economic growth, the volatility and uncertainty in domestic and global economic and political conditions, fluctuations in the exchange rate of the U.S. dollar against international currencies, most notably the Euro and British pound, fluctuations in crude oil and fuel prices, uncertainty regarding governmental spending and tax policies and overall consumer confidence. We believe such factors negatively impacted our operations in fiscal years 2017 and 2016 and may continue to have an adverse impact on our future results of operations. As a result, we intend to operate our business and manage our cash requirements in a way that balances these economic conditions and current business trends with our long-term initiatives and growth strategies.

Results of Operations

Performance Summary

The following table sets forth certain items expressed as percentages of revenues for the periods indicated:

	Fiscal year ended
	July 29, 2017	July 30, 2016	August 1, 2015

Revenues	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs (excluding depreciation)	68.4	67.1	64.9
Selling, general and administrative expenses (excluding depreciation)	24.0	22.6	22.8
Income from credit card program	(1.3)	(1.2)	(1.0)
Depreciation expense	4.8	4.6	3.6
Amortization of intangible assets	1.1	1.2	1.6
Amortization of favorable lease commitments	1.1	1.1	1.1
Other expenses	0.6	0.5	0.8
Impairment charges	10.9	9.4	—
Operating earnings (loss)	(9.6)	(5.3)	6.2
Interest expense, net	6.3	5.8	5.7
Earnings (loss) before income taxes	(15.9)	(11.1)	0.6
Income tax expense (benefit)	(4.6)	(2.9)	0.3
Net earnings (loss)	(11.3)%	(8.2)%	0.3%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated:

	Fiscal year ended
	July 29, 2017	July 30, 2016	August 1, 2015

Change in comparable revenues (1)
Total revenues	(5.2)%	(4.1)%	3.9%
Online revenues	2.5%	4.4%	13.0%

Percentage of revenues transacted online	31.3%	29.0%	26.3%

Store count
Neiman Marcus and Bergdorf Goodman full-line stores open at end of period	44	44	43
Last Call stores open at end of period	38	42	43

Sales per square foot (2)	$505	$548	$590

Capital expenditures (3)	204.6	301.4	270.5
Depreciation expense	225.5	226.9	185.6
Rent expense and related occupancy costs	116.1	119.4	117.1

Non-GAAP financial measures
EBITDA (4)	$(123.7)	$76.4	$640.8
Adjusted EBITDA (4)	$433.8	$584.9	$710.6

(1)
Comparable revenues include (i) revenues derived from our retail stores open for more than fifty-two weeks, including stores that have been relocated or expanded, and (ii) revenues from our online operations.  Comparable revenues exclude revenues of (i) closed stores and (ii) designer websites created and operated pursuant to contractual arrangements with certain designer brands that had expired by the first quarter of fiscal year 2015. As MyTheresa was acquired in October 2014, comparable revenues for fiscal year 2015 exclude revenues from MyTheresa.

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

(3)	Amounts represent gross capital expenditures and exclude developer contributions of $37.4 million, $38.3 million and $34.7 million, respectively, for the periods presented.

(4)	For an explanation of EBITDA and Adjusted EBITDA as measures of our operating performance and a reconciliation to net earnings (loss), see “—Non-GAAP Financial Measures.”

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

•	the performance of the financial, equity and credit markets;

•	our ability to anticipate, identify and respond effectively to changing consumer demands, fashion trends and consumer shopping preferences and acquire goods meeting customers’ tastes and preferences;

•	consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt and consumer behaviors towards incurring and paying debt;

•	national and global geo-political uncertainty;

•	changes in the level of consumer spending generally and, specifically, on luxury goods;

•	the strength of the U.S. dollar against international currencies, most notably the Euro and British pound, and a resulting impact on tourism and spending by international customers in the U.S.;

•
a significant and sustained decline in the global price for crude oil and the resulting impact on stakeholders in the oil and gas industries, particularly in the Texas markets in which we have a significant presence;

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise. These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold. We received vendor allowances of $83.6 million, or 1.8% of revenues, in fiscal year 2017, $100.8 million, or 2.0% of revenues, in fiscal year 2016 and $94.8 million, or 1.9% of revenues, in fiscal year 2015. The amounts of vendor allowances we receive fluctuate based partially on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during fiscal years 2017, 2016 or 2015.

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

Advertising costs consist primarily of (i) online marketing costs, (ii) advertising costs incurred related to the production of the photographic content for our websites and (iii) costs incurred related to the production, printing and distribution of our print catalogs and other promotional materials mailed to our customers. Net marketing and advertising expenses were $183.0 million, or 3.9% of revenues, in fiscal year 2017, $178.9 million, or 3.6% of revenues, in fiscal year 2016 and $165.7 million, or 3.3% of revenues, in fiscal year 2015. The increase in net marketing and advertising expenses as a percentage of revenue of approximately 30 basis points in fiscal year 2017 from the prior year consisted of (i) approximately 10 basis points in support of our U.S. operations and (ii) approximately 20 basis points related to the expansion of our international footprint through MyTheresa.

We receive advertising allowances from certain of our merchandise vendors. Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media and digital media. Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned. Advertising allowances were approximately $50.1 million, or 1.1% of revenues, in fiscal year 2017, $54.8 million, or 1.1% of revenues, in fiscal year 2016 and $55.0 million, or 1.1% of revenues, in fiscal year 2015.

We also receive allowances from certain merchandise vendors in connection with compensation programs for employees who sell the vendor’s merchandise. These allowances are netted against the related compensation expenses that we incur. Amounts received from vendors related to compensation programs were $62.4 million, or 1.3% of revenues, in fiscal year 2017, $70.3 million, or 1.4% of revenues, in fiscal year 2016 and $76.4 million, or 1.5% of revenues, in fiscal year 2015.

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

Additionally, beginning in July 2017, in accordance with the provisions of the credit card program agreement, our allocable share of the profits generated by the credit card portfolio was reduced as a result of our current credit ratings by S&P and Moody's.

Impairment of Indefinite-lived Intangible Assets, Goodwill and Long-lived Assets. We assess the recoverability of the carrying values of indefinite-lived intangible assets and goodwill as well as our store assets, consisting of property and equipment, customer lists and favorable lease commitments, annually in the fourth quarter of each fiscal year and upon the occurrence of certain events. These impairment assessments related to tradenames and goodwill are performed for three of our reporting units — Neiman Marcus, Bergdorf Goodman and MyTheresa.

Since fiscal year 2016, we have experienced declines in our operating results and we believe our operating results have been adversely impacted by a number of factors including, among other things:

•	the volatility and uncertainty in domestic and global economic conditions and the resulting impact on the market for luxury merchandise;

•	the strength of the U.S. dollar against international currencies, most notably the Euro and British pound, and a resulting impact on tourism and spending by international customers in the U.S.; and

•
a significant and sustained decline in the global price for crude oil and the resulting impact on stakeholders in the oil and gas industries, particularly in the Texas markets in which we have a significant presence.

Based upon our assessment of economic conditions, our expectations of future business conditions and trends, our projected revenues, earnings, and cash flows as well as other market factors such as the weighted average cost of capital and valuation multiples, we determined that impairment charges were required to state certain of our intangible and long-lived assets to their estimated fair value.

We recorded impairment charges aggregating $466.2 million in fiscal year 2016. These impairment charges were driven primarily by revisions to our anticipated future operating trends in light of adverse economic and business trends existing as of the end of fiscal year 2016 and, to a lesser extent, increases in the weighted average cost of capital used in estimating the fair value of our tradenames and reporting units under a discounted cash flow method. These impairments related to certain of our tradenames, goodwill and long-lived assets primarily associated with our Neiman Marcus brand.

We recorded impairment charges aggregating $510.7 million in fiscal year 2017. These impairment charges were driven both by (i) changes in market conditions related to increases in the weighted average cost of capital and valuation multiples and (ii) further deterioration of operating trends during such periods. In fiscal year 2017, we recorded impairment charges of $153.8 million in the second quarter and $357.0 million in the fourth quarter. These impairment charges related to certain of our tradenames, goodwill and long-lived assets primarily associated with our Neiman Marcus and Bergdorf Goodman brands.

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

Results of Operations for the Fiscal Year Ended July 29, 2017 Compared to the Fiscal Year Ended July 30, 2016

Revenues.  Our revenues for fiscal year 2017 of $4,706.0 million decreased by $243.5 million, or 4.9%, from $4,949.5 million in fiscal year 2016. Comparable revenues for fiscal year 2017 decreased 5.2% compared to fiscal year 2016.

Changes in comparable revenues by quarter were:

Fiscal year 2017
Fourth quarter	(0.5)%
Third quarter	(4.9)
Second quarter	(6.8)
First quarter	(8.0)

In fiscal year 2017, we generated negative comparable revenue increases. We believe the lower levels of revenues were impacted by a number of factors, including:

•	the volatility and uncertainty in domestic and global economic conditions and the resulting impact on the market for luxury merchandise;

•	the strength of the U.S. dollar against international currencies, most notably the Euro and British pound, and a resulting impact on tourism and spending by international customers in the U.S.;

•
a significant and sustained decline in the global price for crude oil and the resulting impact on stakeholders in the oil and gas industries, particularly in the Texas markets in which we have a significant presence; and

•	the implementation and conversion issues related to NMG One, which prevented us from fulfilling certain customer demand both in our stores and websites.

Revenues generated by our online operations in fiscal year 2017 were $1,471.7 million, or 31.3% of consolidated revenues. Comparable revenues from our online operations in fiscal year 2017 increased 2.5% from the prior fiscal year.

Cost of Goods Sold Including Buying and Occupancy Costs (Excluding Depreciation). COGS increased to 68.4% of revenues in fiscal year 2017 from 67.1% of revenues in fiscal year 2016. Compared to the prior year, COGS as a percentage of revenues increased by 130 basis points due primarily to:

•	decreased product margins of approximately 100 basis points due primarily to:

•	higher markdowns and promotional costs of approximately 70 basis points incurred on lower than expected revenues; and

•	higher delivery and processing costs of approximately 20 basis points; and

•	the deleveraging of buying and occupancy costs of approximately 30 basis points.

Selling, General and Administrative Expenses (Excluding Depreciation).  SG&A expenses as a percentage of revenues increased to 24.0% in fiscal year 2017 compared to 22.6% of revenues in fiscal year 2016. Compared to the prior year, SG&A as a percentage of revenues increased 140 basis points due primarily to:

•	the deleveraging of a significant portion of our SG&A expenses, primarily payroll and benefits, of approximately 50 basis points on the lower level of revenues;

•	higher levels of expenses and other costs of approximately 45 basis points incurred in connection with:

•	(i) investments in technology, (ii) the growth of our international footprint through MyTheresa and (iii) costs related to the opening of new stores and the remodeling of existing stores; and

•	certain corporate expenses, primarily professional fees;

•	lower favorable non-cash adjustments to the required liability for stock option awards requiring variable accounting of approximately 20 basis points; and

•	higher credit card chargebacks and other fees of approximately 15 basis points.
Income from Credit Card Program.  Income from our credit card program was $60.1 million, or 1.3% of revenues, in fiscal year 2017 compared to $60.6 million, or 1.2% of revenues, in fiscal year 2016.

Depreciation and Amortization Expenses.  Depreciation expense was $225.5 million, or 4.8% of revenues, in fiscal year 2017 compared to $226.9 million, or 4.6% of revenues, in fiscal year 2016.

Amortization of intangible assets (primarily customer lists and favorable lease commitments) was $104.0 million, or 2.2% of revenues, in fiscal year 2017 compared to $111.2 million, or 2.2% of revenues, in fiscal year 2016.

Other Expenses. Other expenses in fiscal year 2017 aggregated $29.7 million, or 0.6% of revenues, compared to $27.1 million, or 0.5% of revenues, in fiscal year 2016. Other expenses consisted of the following components:

	Fiscal year ended
(in millions)	July 29, 2017	July 30, 2016

Expenses incurred in connection with strategic initiatives	$21.3	$24.3
MyTheresa acquisition costs	3.3	4.4
Expenses related to Cyber-Attack, net of insurance recoveries	1.5	1.0
Net gain from facility closure	—	(5.6)
Other expenses	3.6	2.9
Total	$29.7	$27.1

We incurred professional fees and other costs aggregating $21.3 million in fiscal year 2017 and $24.3 million in fiscal year 2016 in connection with Organizing for Growth, NMG One and the evaluation of potential strategic alternatives. In connection with Organizing for Growth, we eliminated approximately 315 positions in fiscal year 2017 and approximately 500 positions in fiscal year 2016 across our stores, divisions and facilities. We incurred severance costs of $7.2 million in fiscal year 2017 and $10.2 million in fiscal year 2016.

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. Acquisition costs consisted primarily of professional fees as well as adjustments of our earn-out obligations to estimated fair value at each reporting date. The final earn-out obligation was paid in March 2017.

We discovered in January 2014 that malicious software was clandestinely installed on our computer systems. In fiscal years 2017 and 2016, we incurred legal and other expenses in connection with the Cyber-Attack.

In the third quarter of fiscal year 2016, we recorded a $5.6 million net gain related to the closure and relocation of our regional service center in New York.

Impairment Charges. In fiscal year 2017, we assessed the recoverability of the carrying values of our indefinite-lived intangible assets and goodwill as well as our store assets as a result of (i) increases in the weighted average cost of capital used in estimating the fair value of our tradenames and our reporting units under a discounted cash flow model, (ii) the continuation of adverse economic and business trends and (iii) revisions to our anticipated future operating results. We recorded impairment charges of $510.7 million in fiscal year 2017 and $466.2 million in fiscal year 2016 to state certain of our intangible and long-lived assets, primarily related to our Neiman Marcus and Bergdorf Goodman brands, to their estimated fair value.

Operating Loss. We had operating losses of $453.2 million, or 9.6% of revenues, in fiscal year 2017 compared to operating losses of $261.7 million, or 5.3% of revenues, in fiscal year 2016. Included in operating loss in fiscal year 2017 were:

•	impairment charges of $510.7 million; and

•	other expenses of $29.7 million.

Included in operating loss in fiscal year 2016 were:

•	impairment charges of $466.2 million; and

•	other expenses of $27.1 million.

Interest Expense, net.  Net interest expense was $295.7 million in fiscal year 2017 and $285.6 million in fiscal year 2016. The significant components of interest expense are as follows:

	Fiscal year ended
(in millions)	July 29, 2017	July 30, 2016

Asset-Based Revolving Credit Facility	$7.0	$3.1
Senior Secured Term Loan Facility	130.1	124.8
mytheresa.com Credit Facilities	0.1	—
Cash Pay Notes	76.8	76.8
PIK Toggle Notes	53.8	52.5
2028 Debentures	8.9	8.9
Amortization of debt issue costs	24.5	24.6
Capitalized interest	(6.3)	(7.3)
Other, net	0.7	2.2
Interest expense, net	$295.7	$285.6

With respect to the PIK Toggle Notes, we elected to pay the October 2017 interest payment in the form of PIK Interest, which accrues at a rate of 9.50% per annum and will result in the issuance of $28.5 million of additional PIK Toggle Notes in October 2017.

Income Tax Benefit.  Our effective income tax rate of 29.0% and 25.8% on the losses for fiscal years 2017 and 2016 were less than the federal statutory tax rate of 35%. No income tax benefits exist related to the goodwill impairment charges of $196.2 million recorded in fiscal year 2017 and $199.2 million recorded in fiscal year 2016. Excluding the impact of the goodwill impairment charges, our effective income tax rates were 39.3% for fiscal year 2017 and 40.6% for fiscal year 2016, which exceeded the federal statutory tax rate due primarily to state income taxes.

While our future effective income tax rate will depend on the factors described above, we currently anticipate that our effective income tax rate in future periods will be closer to our historical effective income tax rate of approximately 37.9% to 39.2%.
We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Internal Revenue Service ("IRS") finalized its audits of our fiscal year 2012 and short-year 2013 (prior to the Acquisition) federal income tax returns.  With respect to state, local and foreign jurisdictions, with limited exceptions, we are no longer subject to income tax audits for fiscal years before 2013.  We believe our recorded tax liabilities as of July 29, 2017 are sufficient to cover any potential assessments made by the IRS or other taxing authorities and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that adjustments to the amounts of our unrecognized tax benefits could occur within the next 12 months as a result of settlements with tax authorities or expiration of statutes of limitations.  At this time, we do not believe such adjustments will have a material impact on our Consolidated Financial Statements.

Results of Operations for the Fiscal Year Ended July 30, 2016 Compared to the Fiscal Year Ended August 1, 2015

Revenues.  Our revenues for fiscal year 2016 of $4,949.5 million decreased by $145.6 million, or 2.9%, from $5,095.1 million in fiscal year 2015. Comparable revenues for fiscal year 2016 decreased 4.1% compared to fiscal year 2015.

Changes in comparable revenues by quarter were:

Fiscal year 2016
Fourth quarter	(4.1)%
Third quarter	(5.0)
Second quarter	(2.4)
First quarter	(5.6)

In fiscal year 2016, we generated negative comparable revenue increases. We believe these results were impacted by a number of factors, including:

•	the volatility and uncertainty in domestic and global economic conditions and the resulting impact on the market for luxury merchandise;

•	the strengthening of the U.S. dollar against international currencies, most notably the Euro and British pound, a resulting impact on tourism and spending by international customers in the U.S.; and

•
a significant decline in the global price for crude oil and the resulting impact on stakeholders in the oil and gas industries, particularly in the Texas markets in which we have a significant presence.

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

Selling, General and Administrative Expenses (Excluding Depreciation).  SG&A expenses as a percentage of revenues decreased to 22.6% in fiscal year 2016 compared to 22.8% of revenues in fiscal year 2015. This decrease is due primarily to:

•	payroll, incentive compensation and benefits expense savings realized of approximately 50 basis points in connection with Organizing for Growth and other efficiency initiatives; and

•	lower non-cash stock compensation expenses of approximately 20 basis points due to a reduction in the required liability for stock option awards requiring variable accounting; partially offset by

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

Other Expenses.  Other expenses in fiscal year 2016 aggregated $27.1 million, or 0.5% of revenues, compared to $39.5 million, or 0.8% of revenues, in fiscal year 2015. Other expenses consisted of the following components:

	Fiscal year ended
(in millions)	July 30, 2016	August 1, 2015

Expenses incurred in connection with strategic initiatives	$24.3	$11.6
MyTheresa acquisition costs	4.4	19.4
Expenses related to Cyber-attack, net of insurance recoveries	1.0	4.1
Net gain from facility closure	(5.6)	—
Other expenses	2.9	4.3
Total	$27.1	$39.5

We incurred professional fees and other costs aggregating $24.3 million in fiscal year 2016 in connection with our Organizing for Growth and NMG One strategic initiatives. In connection with Organizing for Growth, we eliminated approximately 500 positions across our stores, divisions and facilities on October 1, 2015 and incurred $10.2 million of severance costs.

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

Impairment Charges. Based upon our assessment of economic conditions, our expectations of future business conditions and trends and our projected revenues, earnings and cash flows, we determined certain of our property and equipment, other definite-lived intangible assets, tradenames and goodwill to be impaired, primarily related to our Neiman Marcus brand, and recorded impairment charges in the fourth quarter of fiscal year 2016 aggregating $466.2 million.

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

Interest Expense, net.  Net interest expense was $285.6 million in fiscal year 2016 and $289.9 million in fiscal year 2015. The significant components of interest expense are as follows:

	Fiscal year ended
(in millions)	July 30, 2016	August 1, 2015

Asset-Based Revolving Credit Facility	$3.1	$1.5
Senior Secured Term Loan Facility	124.8	125.6
mytheresa.com Credit Facilities	—	—
Cash Pay Notes	76.8	76.8
PIK Toggle Notes	52.5	52.5
2028 Debentures	8.9	8.9
Amortization of debt issue costs	24.6	24.6
Capitalized interest	(7.3)	(2.4)
Other, net	2.2	2.5
Interest expense, net	$285.6	$289.9

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

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with generally accepted accounting principles ("GAAP"), we use EBITDA and Adjusted EBITDA to monitor and evaluate the performance of our business and believe the presentation of these measures enhances investors’ ability to analyze trends in our business and evaluate our performance relative to other companies in our industry. We define (i) EBITDA as earnings before interest, taxes, depreciation and amortization and (ii) Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, further adjusted to eliminate the effects of items management does not believe are representative of our ongoing performance. These financial metrics are not presentations made in accordance with GAAP.

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

	Fiscal year ended			Thirty-nine weeks ended	Thirteen weeks ended	Fiscal year ended
	July 29, 2017	July 30, 2016	August 1, 2015	August 2, 2014	November 2, 2013	August 3, 2013
(dollars in millions)	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)

Net earnings (loss)	$(531.8)	$(406.1)	$14.9	$(134.1)	$(13.1)	$163.7
Income tax expense (benefit)	(217.1)	(141.1)	13.1	(89.8)	7.9	113.7
Interest expense, net	295.7	285.6	289.9	232.7	37.3	169.0
Depreciation expense	225.5	226.9	185.6	113.3	34.2	141.5
Amortization of intangible assets and favorable lease commitments	104.0	111.2	137.3	148.6	11.7	47.4
EBITDA	$(123.7)	$76.4	$640.8	$270.8	$78.1	$635.3
EBITDA as a percentage of revenues	(2.6)%	1.5%	12.6%	7.3%	6.9%	13.7%

Impairment charges (1)	510.7	466.2	—	—	—	—
Amortization of inventory step-up (2)	—	—	6.8	129.6	—	—
Incremental rent expense (3)	9.7	10.5	11.0	8.5	0.8	4.0
Transaction and other costs (4)	3.3	4.4	19.4	55.4	109.4	—
Non-cash stock-based compensation (5)	(1.2)	(10.4)	0.1	6.2	2.5	9.7
Expenses incurred in connection with openings of new stores / remodels of existing stores (6)	8.6	15.1	12.3	4.0	1.8	5.1
Expenses incurred in connection with strategic initiatives (7)	21.3	24.3	11.6	5.7	0.2	—
Expenses related to Cyber-Attack, net of insurance recoveries (8)	1.5	1.0	4.1	12.6	—	—
Net gain from facility closure (9)	—	(5.6)	—	—	—	—
Equity in loss of Asian e-commerce retailer / professional fees (10)	—	—	—	3.6	1.5	14.2
Management fee due to Former Sponsors (11)	—	—	—	—	2.8	10.0
Other expenses	3.6	2.9	4.3	4.8	—	4.3
Adjusted EBITDA (12)	$433.8	$584.9	$710.6	$501.3	$197.2	$682.7
Adjusted EBITDA as a percentage of revenues	9.2%	11.8%	13.9%	13.5%	17.5%	14.7%

(1)
In fiscal year 2017, we recorded pretax impairment charges related to (i) $309.7 million for the writedown to fair value of the net carrying value of tradenames, (ii) $196.2 million for the writedown to fair value of goodwill and (iii) $4.8 million for the writedown to fair value of the net carrying value of certain long-lived assets.

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

(3)	Rental obligations and deferred real estate credits were revalued at fair value in connection with the Acquisition. These fair value adjustments increase post‑acquisition rent expense.

(4)	Amounts relate to costs and expenses incurred in connection with the Acquisition and the acquisition of MyTheresa and are not expected to recur subsequent to fiscal year 2017.

(5)
Non-cash stock-based compensation includes a $4.7 million adjustment recorded in fiscal year 2017 and a $14.3 million adjustment recorded in fiscal year 2016 to reduce our liability awards to estimated fair value.

(6)	Amounts represent direct and incremental expenses incurred in connection with the openings of new stores as well as remodels to our existing stores.

(7)	Amounts represent direct expenses incurred in connection with strategic initiatives, primarily NMG One and Organizing for Growth.

(8)
For a further description of the Cyber‑Attack, see Item 1A, “Risk Factors—Risks Related to Our Business and Industry—A breach in information privacy could negatively impact our operations” and Note 12 of the Notes to Consolidated Financial Statements.

(9)	Amount represents a net gain related to the closure and relocation of our regional service center in New York.

(10)	Amounts relate to our equity in losses and professional fees incurred in connection with our prior non‑controlling investment in an Asian e‑commerce retailer.

(11)	Amounts represent management fees paid to the Former Sponsors prior to the Acquisition.

(12)
Excluded from the adjustments to calculate Adjusted EBITDA are the estimated impacts from the launch of our new NMG One integrated merchandising and distribution system in the first quarter of fiscal year 2017. We experienced issues with respect to the functionality and capabilities of certain portions of the new system. These issues primarily related to the processing of inventory receipts at our distribution centers, the timely payment of certain merchandise receipts, the transfer of inventories to our stores and the presentation of inventories on our websites. These issues prevented us from fulfilling certain customer demand in both our stores and websites.

As a result of these implementation issues, we believe:

•	our revenues were adversely impacted;

•	incremental markdowns were incurred;

•	additional incremental costs, primarily for consulting services, were incurred; and

•	significant internal resources were allocated to address these issues.

Based on available data, we estimate that these issues resulted in unrealized revenues of approximately $55 to $65 million during fiscal year 2017. However, we believe the full impact of the NMG One implementation issues on our revenues is likely greater because there are a number of ways in which our business has been disrupted that we cannot directly track or measure.

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

Our primary sources of short-term liquidity are comprised of cash and cash equivalents (including credit card receivables), availability under the Asset-Based Revolving Credit Facility and vendor payment terms. The amounts of cash and cash equivalents and borrowings under the Asset-Based Revolving Credit Facility are influenced by a number of factors, including revenues, working capital levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments and debt service obligations, Pension Plan funding obligations and tax payment obligations, among others.

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and third quarters of each fiscal year as a result of higher seasonal levels of inventories. We have typically financed our cash requirements with available cash and cash equivalents, cash flows from operations and, if necessary, with cash provided from borrowings under our revolving credit facilities. Pursuant to these credit facilities, we had outstanding borrowings of $263.0 million as of July 29, 2017, all of which represents borrowings under our Asset-Based Revolving Credit Facility, compared to $165.0 million as of July 30, 2016. At July 29, 2017, we had unused borrowing commitments of $651.1 million, subject to a borrowing base, of which (i) $90.0 million of such capacity is available to us subject to the maintenance of a minimum fixed charge coverage ratio and to further restrictions described below under "Financing Structure at July 29, 2017" and (ii) $17.1 million of such capacity is available only to MyTheresa under its credit facilities and not to our U.S. operations. Additionally, we held cash and cash equivalents and credit card receivables of $88.1 million bringing our available liquidity to $739.2 million at July 29, 2017, inclusive of the amount available to MyTheresa.

Under the Asset-Based Revolving Credit Facility, if "excess availability" falls below 10% of aggregate revolving commitments, we will be required to maintain a minimum fixed charge coverage ratio and we may be subject to further restrictions as discussed below under "Financing Structure at July 29, 2017".

We believe that cash generated from our operations, our existing cash and cash equivalents and available sources of financing will be sufficient to fund our cash requirements during the next 12 months, including merchandise purchases, operating expenses, anticipated capital expenditure requirements, debt service requirements, income tax payments and obligations related to our Pension Plan.

We regularly evaluate our liquidity profile, and various financing, refinancing and other alternatives for opportunities to enhance our capital structure and address maturities under our existing debt arrangements. If opportunities are available on favorable terms, we may seek to refinance, exchange, amend or extend the terms of our existing debt or issue or incur additional debt, and may engage with existing and prospective holders of our debt in connection with such matters. Although we are actively pursuing opportunities to improve our capital structure, some or all of the foregoing potential transactions or other alternatives may not be available to us or announced in the foreseeable future or at all.

Net cash provided by our operating activities was $147.0 million in fiscal year 2017 compared to $310.6 million fiscal year 2016. In fiscal year 2017, the decrease in net cash provided by operating activities was driven by (i) the decline in cash generated by our operating activities on a lower level of revenues and (ii) higher working capital requirements driven by higher inventories. Additionally, we made required fundings to our Pension Plan of $10.7 million in fiscal year 2017.

Net cash used for investing activities, primarily representing capital expenditures, was $204.6 million in fiscal year 2017 compared to $302.3 million in fiscal year 2016. The decrease in capital expenditures in fiscal year 2017 reflects lower spending for NMG One, the construction of new stores and the remodeling of existing stores.

Currently, we project capital expenditures for fiscal year 2018 to be approximately $208 to $218 million. Net of developer contributions, capital expenditures for fiscal year 2018 are projected to be approximately $155 to $165 million. We have managed and will continue to manage the level of capital spending in a manner designed to balance current economic conditions and business trends with our long-term initiatives and growth strategies.

Net cash provided by financing activities of $40.4 million in fiscal year 2017 was comprised primarily of (i) net borrowings of $98.0 million under our Asset-Based Revolving Credit Facility due to seasonal working capital requirements, partially offset by (ii) repayments of borrowings of $29.4 million under our Senior Secured Term Loan Facility, (iii) payment of $22.9 million for the MyTheresa contingent earn-out obligation for calendar year 2016 and (iv) $5.4 million for debt issuance costs. Net cash used for financing activities of $21.6 million in fiscal year 2016 was comprised primarily of (i) repayments of borrowings of $29.4 million under our Senior Secured Term Loan Facility and (ii) payment of $27.2 million for the MyTheresa contingent earn-out obligation for calendar year 2015, partially offset by (iii) net borrowings of $35.0 million under our Asset-Based Revolving Credit Facility due to seasonal working capital requirements.

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

Financing Structure at July 29, 2017

Our major sources of funds are comprised of our revolving credit facilities aggregating $917.1 million, the $2,839.6 million Senior Secured Term Loan Facility, $960.0 million Cash Pay Notes, $600.0 million PIK Toggle Notes, $125.0 million 2028 Debentures (each as described in more detail below), vendor payment terms and operating leases.

Revolving Credit Facilities. Our revolving credit facilities consists of our Asset-Based Revolving Credit Facility, which supports our U.S. operations and the mytheresa.com Credit Facilities, which support the MyTheresa operations.

Asset-Based Revolving Credit Facility.  At July 29, 2017, we have an Asset-Based Revolving Credit Facility with a maximum committed borrowing capacity of $900.0 million. The Asset-Based Revolving Credit Facility matures on July 25, 2021 (or July 25, 2020 if our obligations under our Senior Secured Term Loan Facility or any permitted refinancing thereof have not been repaid or the maturity date thereof has not been extended to October 25, 2021 or later).  At July 29, 2017, we had outstanding borrowings of $263.0 million under this facility, outstanding letters of credit of $1.8 million and unused commitments of $635.3 million, subject to a borrowing base, of which $90.0 million of such capacity is available to us subject to certain restrictions as more fully described below.

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

Our excess availability could decrease as a result of, among other things, decreases in inventory or increases in outstanding debt (including letters of credit). Our failure to meet the Excess Availability Condition (as defined below) could limit our operational flexibility and growth. To the extent that excess availability is not equal to or greater than the greater of (a) 10% of the lesser of (1) the aggregate revolving commitments and (2) the borrowing base and (b) $50.0 million (the "Excess Availability Condition"), we will be required to maintain a minimum fixed charge coverage ratio. Additional restrictions will apply if the Excess Availability Condition is not met for five consecutive business days, including increased reporting requirements and additional administrative agent control rights over certain of our accounts. These restrictions will continue until the Excess Availability Condition is satisfied and their imposition may limit our operational flexibility. At July 29, 2017, these restrictions limited our borrowing capacity to $90.0 million of unused commitments under the Asset-Based Revolving Credit Facility.

The weighted average interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 3.11% at July 29, 2017.

See Note 8 of the Notes to Consolidated Financial Statements in Item 15, which contains a further description of the terms of the Asset-Based Revolving Credit Facility.

Mytheresa.com Credit Facilities. Our subsidiary mytheresa.com GmbH, through which we operate mytheresa.com, is party to two credit facility agreements and related security arrangements. The first facility, entered into October 1, 2015, is a revolving credit line for up to €6.5 million in availability and bears interest at a fixed rate of 2.39% (until further notice) for any loan drawn under the overdraft facility and at rates to be agreed on a case-by-case basis for money market loans and guarantees. The second facility, entered into June 8, 2017, is a revolving credit line for up to €8.5 million in availability and bears interest at a fixed rate of 2.25% (until further notice) for any loan drawn under the overdraft facility at rates to be agreed on a case-by-case basis for any other loans.
Both facilities are secured by certain inventory held by mytheresa.com GmbH and certain contractual claims. The facilities are not guaranteed by, and are non-recourse to, us or any of our U.S. subsidiaries or affiliates. Each facility contains restrictive covenants prohibiting mytheresa.com GmbH from distributing or making available loan proceeds to any affiliates including us or any of our other subsidiaries and requiring mytheresa.com GmbH to maintain a minimum economic equity ratio. The agreements also contain usual and customary events of default, the occurrence of which may result in all outstanding amounts under the facility agreements becoming due and payable immediately. There is no scheduled amortization under either facility and neither facility has a specified maturity date. However, each lender may terminate its respective facility at any time provided that mytheresa.com GmbH is given a customary reasonable opportunity to secure alternative financing.
As of July 29, 2017, mytheresa.com GmbH had no outstanding borrowings, guarantees of $1.2 million, or €1.1 million, and unused commitments of $15.9 million, or €13.9 million.
Senior Secured Term Loan Facility.  At July 29, 2017, the outstanding balance under the Senior Secured Term Loan Facility was $2,839.6 million.  The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

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

The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.47% at July 29, 2017.

See Note 8 of the Notes to Consolidated Financial Statements in Item 15, which contains a further description of the terms of the Senior Secured Term Loan Facility.

Cash Pay Notes.  We have outstanding $960.0 million aggregate principal amount of 8.00% Senior Cash Pay Notes. The Cash Pay Notes mature on October 15, 2021.

See Note 8 of the Notes to Consolidated Financial Statements in Item 15, which contains a further description of the terms of the Cash Pay Notes and Note 17 of the Notes to Consolidated Financial Statements in Item 15 for a description of certain subsidiaries that we have designated as "Unrestricted Subsidiaries" under the indenture governing the Cash Pay Notes.

PIK Toggle Notes.  We have outstanding $600.0 million aggregate principal amount of 8.75%/9.50% Senior PIK Toggle Notes. The PIK Toggle Notes mature on October 15, 2021. Interest on the PIK Toggle Notes is payable semi-annually in arrears on each April 15 and October 15.  Interest on the PIK Toggle Notes, subject to certain restrictions, may be paid (i) entirely in cash, (ii) entirely by increasing the principal amount of the PIK Toggle Notes by the relevant interest payment amount, or (iii) 50% in Cash Interest and 50% in PIK Interest. Cash Interest on the PIK Toggle Notes accrues at a rate of 8.75% per annum.  PIK Interest on the PIK Toggle Notes accrues at a rate of 9.50% per annum. Interest on the PIK Toggle Notes was paid entirely in cash for the first seven interest payments. We elected to pay the October 2017 interest payment in the form of PIK Interest, which will result in the issuance of $28.5 million of additional PIK Toggle Notes in October 2017. We intend to elect to pay interest in the form of PIK Interest or partial PIK Interest on our semi-annual interest payment due in April 2018 and may additionally elect to do so with respect to the payment due in October 2018. If we elect PIK Interest or partial PIK

Interest with respect to these interest payments, we must deliver a notice of such election to the trustee no later than one day prior to the beginning of the relevant semi-annual interest period. We will evaluate our financial position prior to each future interest period to determine the appropriate election at that time.

See Note 8 of the Notes to Consolidated Financial Statements in Item 15, which contains a further description of the terms of the PIK Toggle Notes and Note 17 of the Notes to Consolidated Financial Statements in Item 15 for a description of certain subsidiaries that we have designated as "Unrestricted Subsidiaries" under the indenture governing the PIK Toggle Notes.

2028 Debentures.  We have outstanding $125.0 million aggregate principal amount of 7.125% Senior Debentures. The 2028 Debentures mature on June 1, 2028.

See Note 8 of the Notes to Consolidated Financial Statements in Item 15, which contains a further description of the terms of the 2028 Debentures.

Interest Rate Swaps. At July 29, 2017, we had outstanding floating rate debt obligations of $3,102.6 million. In April and June of 2016, we entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,400.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness. These swap agreements hedge a portion of our contractual floating rate interest commitments related to our Senior Secured Term Loan Facility from December 2016 to October 2020. As a result of the April 2016 swap agreements, our effective interest rate as to $700.0 million of floating rate indebtedness will be fixed at 4.9120% from December 2016 through October 2020. As a result of the June 2016 swap agreements, our effective interest rate as to an additional $700.0 million of floating rate indebtedness will be fixed at 4.7395% from December 2016 to October 2020. The interest rate swap agreements expire in October 2020.

Contractual Obligations and Commitments

The following table summarizes our estimated significant contractual cash obligations at July 29, 2017:

	Payments Due by Period
(in millions)	Total	Fiscal Year 2018	Fiscal Years 2019-2020	Fiscal Years 2021-2022	Fiscal Year 2023 and Beyond

Contractual obligations:
Asset-Based Revolving Credit Facility	$263.0	$—	$—	$263.0	$—
Senior Secured Term Loan Facility (1)	2,839.6	29.4	58.8	2,751.4	—
mytheresa.com Credit Facilities (2)	—	—	—	—	—
Cash Pay Notes	960.0	—	—	960.0	—
PIK Toggle Notes	600.0	—	—	600.0	—
2028 Debentures	125.0	—	—	—	125.0
Interest requirements (3)	1,137.5	285.1	577.1	223.4	51.9
Lease obligations	2,054.8	86.5	159.9	139.6	1,668.8
Minimum pension funding obligation (4)	240.5	25.1	60.2	54.2	101.0
Other long-term liabilities (5)	76.2	7.8	15.2	15.5	37.7
Inventory purchase and construction commitments (6)	1,370.1	1,354.1	16.0	—	—
	$9,666.7	$1,788.0	$887.2	$5,007.1	$1,984.4

(1)	The above table does not reflect future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

(2)	At July 29, 2017, there were no outstanding borrowings under the mytheresa.com Credit Facilities.

(3)
The cash obligations for interest requirements assume (a) interest requirements on our fixed-rate debt obligations at their contractual rates, with interest paid in PIK interest for the October 2017 payment and the remaining interest paid entirely in cash with respect to the PIK Toggle Notes, (b) interest requirements on floating rate debt obligations not subject to interest rate swaps at rates in effect at July 29, 2017 and (c) interest requirements on floating rate debt obligations subject to interest rate swaps at the fixed rates provided through the swap agreements.   Borrowings pursuant to the Senior Secured Term Loan Facility bear interest at floating rates, primarily based on LIBOR, but in no event less than a floor rate of 1.00%, plus applicable margins. A 1% increase in the rates relating to the portion of our floating rate debt obligations that is not hedged would increase annual interest requirements by approximately $17 million during fiscal year 2018.

(4)
At July 29, 2017 (the most recent measurement date), our actuarially calculated projected benefit obligation for our Pension Plan was $620.9 million and the fair value of the assets was $380.2 million, resulting in a net liability of $240.7 million, which is included in other long-term liabilities at July 29, 2017.  Our policy is to fund our Pension Plan at or above the minimum amount required by law.  We made contributions of $10.7 million to the Pension Plan in fiscal year 2017 and no contributions during fiscal year 2016.  As of July 29, 2017, we believe we will be required to contribute $25.1 million to the Pension Plan in fiscal year 2018. The amounts and timing of our contributions to our Pension Plan are subject to a number of uncertainties, including interest rate fluctuations and the investment performance of the assets held by the Pension Plan. We do not believe these uncertainties will have a material impact on our future liquidity. See Note 11 of the Notes to Consolidated Financial Statements in Item 15, which contains a further description of our Pension Plan.

(5)
Included in other long-term liabilities at July 29, 2017 are our liabilities for our SERP and Postretirement Plans aggregating $111.9 million.  Our scheduled obligations with respect to our SERP Plan and Postretirement Plan liabilities consist of expected benefit payments through 2027, as currently estimated using information provided by our actuaries.  In addition, other long-term liabilities at July 29, 2017 included our liabilities related to (i) uncertain tax positions (including related accruals for interest and penalties) of $2.6 million and (ii) other obligations aggregating $44.2 million, primarily for employee benefits and accrued interest related to our PIK Toggle Notes.  Future cash obligations related to these liabilities are not currently estimable.

(6)
Construction commitments relate primarily to obligations pursuant to contracts for the construction of new stores and the remodels of existing stores expected as of July 29, 2017.  These amounts represent the gross construction costs and exclude developer contributions of approximately $54.5 million, which we expect to receive pursuant to the terms of the construction contracts.

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

The following table summarizes the expiration of our other significant commercial commitments outstanding at July 29, 2017:

	Amount of Commitment by Expiration Period
(in millions)	Total	Fiscal Year 2018	Fiscal Years 2019-2020	Fiscal Years 2021-2022	Fiscal Years 2023 and Beyond

Other commercial commitments:
Asset-Based Revolving Credit Facility (1)	$900.0	$—	$—	$900.0	$—
mytheresa.com Credit Facilities	17.1	—	—	—	17.1
Surety bonds	3.4	3.2	0.2	—	—
	$920.5	$3.2	$0.2	$900.0	$17.1

(1)
As of July 29, 2017, we had outstanding borrowings of $263.0 million under the Asset-Based Revolving Credit Facility, outstanding letters of credit of $1.8 million and unused commitments of $635.3 million, subject to a borrowing base, of which $90.0 million of such capacity is available to us subject to certain restrictions as more fully described in Note 8 of the Notes to Consolidated Financial Statements in Item 15. Our working capital requirements are greatest in the first and second fiscal quarters as a result of higher seasonal requirements.  See “—Financing Structure at July 29, 2017—Asset-Based Revolving Credit Facility” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality.”

In addition to the items presented above, our other principal commercial commitments are comprised of common area maintenance costs, tax and insurance obligations and contingent rent payments.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, other than operating leases entered into in the normal course of business, during fiscal year 2017. See Note 12 of the Notes to Consolidated Financial Statements in Item 15 for more information about our operating leases.

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

Delivery and processing revenues were $58.7 million in fiscal year 2017, $50.6 million in fiscal year 2016 and $50.1 million in fiscal year 2015.

Revenues are reduced when customers return goods previously purchased. We maintain reserves for anticipated sales returns primarily based on our historical trends related to returns by our customers. Our reserves for anticipated sales returns were $47.0 million at July 29, 2017 and $45.3 million at July 30, 2016. As the vast majority of merchandise returns are made in less than 30 days after the sales transaction, we believe the risk that actual returns differ from our estimates is minimal and would not have a material impact on our Consolidated Financial Statements.

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
The areas requiring significant management judgment related to the valuation of our inventories include (i) setting the original retail value for the merchandise held for sale, (ii) recognizing merchandise for which the customer’s perception of value has declined and appropriately marking the retail value of the merchandise down to the perceived value and

(iii) estimating the shrinkage that has occurred between physical inventory counts. These judgments and estimates, coupled with the averaging processes within the retail method, can, under certain circumstances, produce varying financial results. Factors that can lead to different financial results include (i) determination of original retail values for merchandise held for sale, (ii) identification of declines in perceived value of inventories and processing the appropriate retail value markdowns and (iii) overly optimistic or conservative estimation of shrinkage. In prior years, we have not made material changes to our estimates of shrinkage or markdown requirements on inventories held as of the end of our fiscal years. We do not believe that changes in the assumptions and estimates, if any, used in the valuation of our inventories at July 29, 2017 will have a material effect on our future operating performance.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise. These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold. The amounts of vendor allowances we receive fluctuate based partially on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during fiscal years 2017, 2016 or 2015. We received vendor allowances of $83.6 million, or 1.8% of revenues, in fiscal year 2017, $100.8 million, or 2.0% of revenues, in fiscal year 2016 and $94.8 million, or 1.9% of revenues, in fiscal year 2015.

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

We assess the recoverability of the carrying values of our store assets, consisting of property and equipment, customer lists and favorable lease commitments, annually and upon the occurrence of certain events. The recoverability assessment with respect to our long-lived assets is performed at the store level. This assessment is based upon the comparison of the undiscounted cash flows anticipated to be generated from the store to the net carrying value of the store assets. To the extent the undiscounted store-level cash flows are not sufficient to recover the net carrying value of the store assets, the assets are impaired and written down to their estimated fair value based upon discounted future cash flows. Based upon the review of our store-level assets, we identified certain property and equipment, other definite-lived intangible assets and favorable lease commitments to be impaired by $4.8 million in fiscal year 2017 and $38.1 million in fiscal year 2016.

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

If the recorded carrying value of the tradename exceeds its estimated fair value, an impairment charge is recorded to write the tradename down to its estimated fair value. We currently estimate that the fair value of our tradenames decreases by approximately $289 million for each 0.5% decrease in market royalty rates and by approximately $58 million for each 0.25% increase in the weighted average cost of capital. Based upon the review of our tradenames, we determined certain of our tradenames were impaired and recorded impairment charges aggregating $309.7 million in fiscal year 2017 and $228.9 million in fiscal year 2016.

Pursuant to current accounting guidance related to the testing of goodwill for impairment adopted in the fourth quarter of fiscal year 2017, the assessment of the recoverability of the goodwill associated with our Neiman Marcus, Bergdorf Goodman and MyTheresa reporting units involves the comparison of the estimated enterprise fair value of each of our reporting units to its recorded carrying value.  We estimate the enterprise fair value based on discounted cash flow techniques (Level 3 determination of fair value).  Significant inputs to the valuation model include:

•	estimated future cash flows;

•	growth assumptions for future revenues as well as future gross margin rates, expense rates, capital expenditures and other estimates; and

•	rate, based on our estimated weighted average cost of capital, used to discount our estimated future cash flow projections to their present value (or estimated fair value).

If the recorded carrying value of a reporting unit exceeds its estimated enterprise fair value, an impairment charge is recorded to goodwill for the amount by which the carrying amount exceeds the reporting unit's fair value. We currently estimate that a 5% decrease in the estimated fair value of the enterprise value of each of our reporting units as compared to the values used in the preparation of these financial statements would increase the impairment charge related to goodwill by approximately $275 million. In addition, we currently estimate that the fair value of our goodwill decreases by approximately $207 million for each 0.25% increase in the discount rate used to estimate fair value. Based upon the review of our recorded goodwill balances, we determined that certain of our goodwill balances were impaired and recorded impairment charges aggregating $196.2 million in fiscal year 2017.

Prior to the adoption of the new accounting guidance, our assessment process involved a second step in which we allocated the enterprise fair value to the fair value of the reporting unit's net assets. Any enterprise value in excess of amounts allocated to such net assets represented the implied fair value of goodwill for that reporting unit. If the carrying value of goodwill for a reporting unit exceeded the implied fair value of goodwill, an impairment charge was recorded to write goodwill down to its fair value. The assessment performed in the fourth quarter of fiscal year 2016 was performed utilizing the two-step process. Based on this process, we determined that certain of our goodwill balances were impaired and recorded impairment charges aggregating $199.2 million in fiscal year 2016.

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

Benefit Plans.  We sponsor a defined benefit pension plan ("Pension Plan"), an unfunded supplemental executive retirement plan ("SERP Plan") which provides certain employees additional pension benefits and a postretirement plan providing eligible employees limited postretirement health care benefits ("Postretirement Plan"). In calculating our obligations and related expense, we make various assumptions and estimates, after consulting with outside actuaries and advisors. The annual determination of expense involves calculating the estimated total benefits ultimately payable to plan participants. We utilize a spot rate methodology in the estimation of the interest cost component of net periodic benefit cost, which uses the individual spot rates along the yield curve corresponding to benefit payments. The Pension Plan, SERP Plan and Postretirement Plan are valued as of the end of each fiscal year. As of the third quarter of fiscal year 2010, benefits offered to all employees under our Pension Plan and SERP Plan were frozen.

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

Significant assumptions utilized in the calculation of our projected benefit obligations as of July 29, 2017 and future expense requirements for our Pension Plan, SERP Plan and Postretirement Plan, and sensitivity analysis related to changes in these assumptions, are as follows:

			Using Sensitivity Rate
	Actual Rate	Sensitivity Rate Increase/(Decrease)	(Decrease)/ Increase in Liability (in millions)	Increase in Expense (in millions)
Pension Plan:
Discount rate	3.80%	0.25%	$(18.5)	$0.2
Expected long-term rate of return on plan assets	5.50%	(0.50)%	N/A	$1.9
SERP Plan:
Discount rate	3.69%	0.25%	$(2.8)	$0.1
Postretirement Plan:
Discount rate	3.71%	0.25%	$(0.2)	$—
Ultimate health care cost trend rate	5.00%	1.00%	$0.8	$—

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

Newly Adopted and Recent Accounting Pronouncements

For information with respect to newly adopted and recent accounting pronouncements and the impact of these pronouncements on our Consolidated Financial Statements, see Note 1 of the Notes to Consolidated Financial Statements in Item 15.

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

At July 29, 2017, we had outstanding floating rate debt obligations of $3,102.6 million consisting primarily of outstanding borrowings under our Senior Secured Term Loan Facility. Borrowings pursuant to the Senior Secured Term Loan Facility bear interest at floating rates, primarily based on LIBOR, but in no event less than a floor rate of 1.00%, plus applicable margins. The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.47% at July 29, 2017. A further description of the terms of the Senior Secured Term Loan Facility is set forth in Note 8 of the Notes to Consolidated Financial Statements.

In April and June of 2016, we entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,400.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness. These swap agreements hedge a portion of our contractual floating rate interest commitments related to our Senior Secured Term Loan Facility from December 2016 to October 2020. As a result of the April 2016 swap agreements, our effective interest rate as to $700.0 million of floating rate indebtedness will be fixed at 4.9120% from December 2016 through October 2020. As a result of the June 2016 swap agreements, our effective interest rate as to an additional $700.0 million of floating rate indebtedness will be fixed at 4.7395% from December 2016 to October 2020. We estimate that a 1% increase in the rates relating to the portion of our floating rate debt obligations that is not hedged would increase annual interest requirements by approximately $17 million during fiscal year 2018.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements of the Company and supplementary data are included as pages F-1 through F-55 at the end of this Annual Report on Form 10-K:

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

a.	Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of July 29, 2017, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis and within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b.	Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of July 29, 2017.  During its assessment, management did not identify any material weaknesses in our internal control over financial reporting.

c.	Changes in Internal Control Over Financial Reporting

In the first quarter of fiscal year 2017, we launched implementation of an integrated merchandising and distribution system, NMG One. This implementation was not in response to an identified control deficiency or weakness. The implementation was significant in scale and complexity and has resulted in changes to our business processes, primarily related to the procurement, processing, distribution and valuation of our merchandising inventories. In connection with the implementation, management is in the process of updating the design and documentation of internal control processes and procedures to align our internal controls with our new business processes and the capabilities of the new system. In response to certain issues that we experienced in fiscal year 2017 related to the implementation, and discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Investments and Strategic Initiatives," management also applied, and expects to continue to apply, certain supplemental and manual controls and processes to provide adequate control over financial reporting during the period of transition from our legacy system to the new NMG One system. Management will continue to monitor and evaluate the effectiveness of these controls and processes and consider the need for additional measures that may be required to address deficiencies related to the implementation.

Other than as described above, there have been no changes in our internal controls over financial reporting during the quarter ended July 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding the Company’s executive officers and members of the Parent Board as of the date of this filing:

Name	Age	Position with Company
Karen W. Katz	60	Director, President and Chief Executive Officer
James J. Gold	53	President, Chief Merchandising Officer
John E. Koryl	47	President, Neiman Marcus Stores and Online
Carrie M. Tharp	37	Senior Vice President and Chief Marketing Officer
Sarah W. Miller	48	Senior Vice President and Chief Information Officer
Tracy M. Preston	51	Senior Vice President, General Counsel and Corporate Secretary
T. Dale Stapleton	59	Interim Chief Financial Officer, Senior Vice President and Chief Accounting Officer
Joseph N. Weber	50	Senior Vice President, Chief Human Resources Officer
David B. Kaplan	50	Chairman of the Board
Nora A. Aufreiter	57	Director
Norman H. Axelrod	65	Director
Philippe E. Bourguignon	69	Director
Adam B. Brotman	48	Director
Graeme M. Eadie	64	Director
Dennis T. Gies	38	Director
Scott T. Nishi	42	Director

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

Carrie M. Tharp.  Ms. Tharp joined us in October 2016 as Senior Vice President and Chief Marketing Officer. From June 2013 to September 2016, she served as Senior Vice President, Chief Marketing Officer and Head of E-Commerce at Fossil Group, Inc., a design, marketing and distribution company. Prior to joining Fossil Group, she served as Vice President of Global Strategy and Customer Insights with Travelocity, a leading online travel company, from April 2012 to June 2013 and Vice President of Strategy and Chief of Staff with Dean Foods Company, a publicly traded food and beverage company, from March 2009 to March 2012. She held previous roles with Bain and Company and TXU Energy Retail.

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

T. Dale Stapleton.  In September 2010, Mr. Stapleton was elected Senior Vice President and Chief Accounting Officer, and he has served as our Interim Chief Financial Officer since June 30, 2017. From August 2001 to September 2010, he served as Vice President and Controller. Mr. Stapleton served as Vice President and Controller at CompUSA Inc. from 1999 to 2000.

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

David B. Kaplan. Mr. Kaplan is Chairman of the Parent Board and has served as a member of the Parent Board since October 2013. Mr. Kaplan is a Co‑Founder of Ares Management, L.P. ("Ares Management"), which is affiliated with some of our Sponsors, and a Director and Partner of Ares Management GP LLC, Ares Management’s general partner. He is a Partner of Ares Management, Co‑Head of its Private Equity Group and a member of its Management Committee. He additionally serves on several of the investment committees for the funds managed by the Ares Private Equity Group. Mr. Kaplan joined Ares Management in 2003 from Shelter Capital Partners, LLC, a private equity firm, where he was a Senior Principal from June 2000 to April 2003. From 1991 through 2000, Mr. Kaplan was affiliated with, and a Senior Partner of, Apollo Management, L.P., a global alternative investment manager, and its affiliates, during which time he completed multiple private equity investments from origination through exit. Prior to Apollo Management, L.P., Mr. Kaplan was a member of the Investment Banking Department at Donaldson, Lufkin & Jenrette Securities Corp., an investment banking and securities firm. Mr. Kaplan currently serves as Chairman of the board of directors of Smart & Final Stores, Inc., a value-oriented food and everyday staples retailer, and as a member of the boards of directors of ATD Corporation, a replacement tire distributor, and the parent entities of 99 Cents Only Stores LLC, a deep‑discount retailer, Floor and Decor Outlets of America, Inc., a specialty retailer of hard surface flooring and related accessories, and Guitar Center, Inc., a musical instruments retailer. Mr. Kaplan’s previous public company board of directors experience includes Maidenform Brands, Inc., an intimate apparel retailer, where he served as the company’s Chairman, GNC Holdings, Inc., a specialty retailer of health and wellness products, Dominick’s Supermarkets, Inc., a grocery store retailer, Stream Global Services, Inc., a business process outsourcing provider, Orchard Supply Hardware Stores Corporation, a home improvement retailer, and Allied Waste Industries Inc., a waste services company. Mr. Kaplan also serves on the board of directors of Cedars‑Sinai Medical Center and serves on the President’s Advisory Group of the University of Michigan. Mr. Kaplan graduated with High Distinction, Beta Gamma Sigma, from the University of Michigan, School of Business Administration with a B.B.A. concentrating in Finance. Mr. Kaplan’s over 25 years of experience managing investments in, and serving on the boards of directors of, companies operating in various industries led to the conclusion that he should serve as a member of the Parent Board.

Nora A. Aufreiter. Ms. Aufreiter has served as a member of the Parent Board since January 2014. She is a Director Emeritus of McKinsey and Company, a global management consulting firm, retiring in June 2014 after more than 27 years with McKinsey, most recently as a director and senior partner. During her years at McKinsey, she worked with major retailers, financial institutions and other consumer‑facing companies in the U.S., Canada and internationally. Over the course of her career she led the North American Retail practice, the Toronto office, as well as McKinsey’s Consumer Digital, Omni Channel and Branding service lines. Ms. Aufreiter also serves on the boards of directors of The Kroger Company, one of the world’s largest supermarket operators, the Bank of Nova Scotia, Canada’s most international bank with operations in over 55 countries and Cadillac Fairview, one of North America's largest owners, operators and developers of commercial real estate. She is also a director of several non-profit organizations including St. Michael's Hospital in Toronto, the Canadian Opera Company and the Dean's advisory board of Western University in London, Ontario Ms. Aufreiter began her career at Bank of America as a corporate finance officer. She has an M.B.A. from the Harvard Business School and a H.B.A. from The University of Western Ontario’s Ivey School of Business. Ms. Aufreiter’s digital, omni channel, branding and retail experience greatly enhances the Parent Board's effectiveness.

Norman H. Axelrod. Mr. Axelrod has served as a member of the Parent Board since October 2013. Beginning in 1988, Mr. Axelrod served as Chief Executive Officer and a member of the board of directors of Linens ‘n Things, Inc., a retailer of home textiles, housewares and decorative home accessories, was appointed as Chairman of its board of directors in 1997, and served in such capacities until its acquisition in February 2006. Mr. Axelrod is also the Chairman of the board of directors of the parent entity of Floor and Decor Outlets of America, Inc., a specialty retailer of hard surface flooring and related accessories, and serves on the boards of directors of the parent entities of Smart & Final Stores Inc., a value-oriented food and everyday staples retailer, 99 Cents Only Stores LLC, a deep-discount retailer, and Guitar Center, Inc., a musical instruments retailer. Mr. Axelrod has also previously served as the Chairman of the boards of directors of GNC Holdings, Inc., a specialty retailer of health and wellness products, National Bedding Company LLC, a mattress and bedding product manufacturer, and Simmons Company, a mattress and bedding product manufacturer, and as a member of the boards of directors of Reebok International Ltd., a leading worldwide designer and marketer of sports, fitness and casual footwear, apparel and equipment, and Maidenform Brands, Inc., an intimate apparel retailer. Mr. Axelrod has provided consulting services to certain Ares entities. Mr. Axelrod received a B.S. in Management and Marketing from Lehigh University and an M.B.A. from New York University. Mr. Axelrod’s vast experience in the retail industry led to the conclusion that he should serve as a member of the Parent Board.

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

Adam B. Brotman. Mr. Brotman has served as a member of the Parent Board since April 2014. He is Executive Vice President of Global Retail Operations at Starbucks Coffee Company, a premier roaster and retailer of specialty coffee, where he serves as a key member of the Starbucks senior leadership team. Prior to joining Starbucks in April 2009, Mr. Brotman held several key leadership positions at leading digital media companies, and most recently was CEO of Barefoot Yoga Company, a consumer products e‑commerce company. He served as Senior Vice President at Corbis, a digital content and worldwide entertainment and licensing company, and founded PlayNetwork, Inc., a leading provider of in‑store digital media and entertainment services for businesses worldwide. Mr. Brotman holds a Bachelor of Arts degree from the University of California, Los Angeles, and a Juris Doctor from the University of Washington. He serves on several corporate and non‑profit boards including MOD Pizza and Brooks Running Shoes Company. He previously served on the board of directors of PlayNetwork, Inc. Mr. Brotman’s vast experience in today’s technology and social media is a great asset to our omni‑channel brand.

Graeme M. Eadie. Mr. Eadie was elected as a member of the Parent Board in May 2017. He is a Senior Managing Director and is chair of the Private Investments department's investment committee and Private Credit investment committee plus a member of the senior investment committee and the Investment Planning Committee of CPPIB. Previously, he was

Senior Managing Director of the Real Assets department of CPPIB, which encompasses real estate (both debt and equity investments), infrastructure and agricultural investments. Prior to joining CPPIB in June 2005, Mr. Eadie held multiple roles including Chief Financial Officer, President and Chief Operating Officer of Cadillac Fairview, one of Canada's largest owners and developers of commercial real estate. Mr. Eadie has also held senior management positions with a number of entities in the retail and manufacturing areas and formerly was a Trustee of the Morguard Real Estate Investment Trust and a Director of the Ontario Realty Corporation. He serves as a director for Aliansce Shopping Centres and as a trustee for Choice Properties. Mr. Eadie holds B.Comm. and M.Sc. (Business Administration) degrees from the University of British Columbia. His experience as a private equity investor and extensive expertise in commercial real estate led to the conclusion that he should serve as a member of the Parent Board.

Dennis T. Gies. Mr. Gies has served as a member of the Parent Board since July 2016. He is a Partner in the Private Equity Group of Ares Management, which is affiliated with some of our Sponsors. Mr. Gies joined Ares Management in 2006 from UBS Investment Bank, where he participated in the execution of a variety of transactions, including leveraged buyouts, mergers and acquisitions, dividend recapitalizations and debt and equity financings. Mr. Gies currently serves on the boards of directors of Smart & Final Stores, Inc., a value-oriented food and everyday staples retailer, and the parent entities of 99 Cents Only Stores LLC, a deep-discount retailer, and Deva Holdings, Inc., a professional and prestige hair care brand. Mr. Gies also serves on the Board of Trustees of the Center for Early Education in Los Angeles, California. Mr. Gies graduated with an MS in Electrical Engineering from the University of California, Los Angeles and with a BS in Electrical Engineering from Virginia Tech. Mr. Gies’ financial expertise and his experience as a private equity investor evaluating and managing investments in companies across various industries led to the conclusion that he should serve as a member of the Parent Board.

Scott T. Nishi. Mr. Nishi has served as a member of the Parent Board since September 2013. He is a Senior Principal in the Direct Private Equity group of CPPIB Equity, which is affiliated with certain of our Sponsors. Mr. Nishi serves on the boards of directors of the parent entity of Petco Animal Supplies, a leading retailer of pet food and supplies, and the parent entity of 99 Cents Only Stores LLC, a deep-discount retailer. Mr. Nishi joined CPPIB Equity in 2007 from Oliver Wyman, a management consultancy where he advised consumer, healthcare and technology companies. Previously, Mr. Nishi was at Launchworks, a venture capital firm that invested in early stage technology companies. Mr. Nishi holds an MBA from the Richard Ivey School of Business at the University of Western Ontario and a B.Sc. from the University of British Columbia. Mr. Nishi’s financial expertise, as well as experience as a private equity investor evaluating and managing investments in companies across various industries, led to the conclusion that he should serve as a member of the Parent Board.

Board Composition and Terms

As of July 29, 2017, the Parent Board was composed of nine directors. Each director serves for annual terms until his or her successor is elected and qualified, or until such director’s earlier death, resignation or removal.

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

Compensation Committee

The members of the Compensation Committee are Mr. Eadie and Mr. Kaplan, who serves as its Chairman. The Compensation Committee (i) oversees the discharge of the responsibilities of the Parent Board relating to compensation of our officers and other key employees, (ii) reviews and evaluates our overall compensation philosophy, (iii) oversees our equity-based incentive plans and other compensation and benefit plans and (iv) prepares the compensation committee report on executive compensation included in this report.

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

The named executive officers for fiscal year 2017 (the "named executive officers") are:

•	Karen W. Katz, who serves as President and Chief Executive Officer and a member of the Parent Board and is our principal executive officer;

•	James J. Gold, who serves as President, Chief Merchandising Officer;

•	John E. Koryl, who serves as President, Neiman Marcus Stores and Online;

•	Carrie M. Tharp, who serves as Senior Vice President and Chief Marketing Officer;

•	T. Dale Stapleton, who serves as Interim Chief Financial Officer, Senior Vice President and Chief Accounting Officer and our principal financial officer;

•	Michael Fung, who served as Interim Executive Vice President, Chief Financial Officer and Chief Operating Officer pursuant to a temporary consulting agreement during fiscal year 2017;

•	Donald T. Grimes, former Executive Vice President, Chief Operating Officer and Chief Financial Officer; and

•	Joshua G. Schulman, former President of Bergdorf Goodman and NMG International.

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

In addition, Ms. Katz and Mr. Gold have employment agreements, and Mr. Grimes had an employment agreement, that set minimum salaries, more fully described under the heading “Employment and Other Compensation Agreements” below. Mr. Fung had a consulting agreement that set forth the terms of his service, more fully described under the heading "Employment and Other Compensation Agreements" below.

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

All currently-serving named executive officers are eligible for annual bonus incentives. Threshold, target and maximum annual performance incentives, stated as a percentage of base salary, are established for each of the named executive officers at the beginning of each fiscal year. The objectives set for our named executive officers are based primarily on our overall financial results. When an executive officer has responsibility for a particular business unit or division, the performance goals also include the operational performance of that unit or division. Actual awards earned by the named executive officers are determined based on an assessment of our overall performance and a review of each named executive officer’s contribution to our overall performance. Other components may also be considered from time to time at the discretion of the Compensation Committee.

The employment agreements of Ms. Katz and Mr. Gold contain, and Mr. Grimes's employment agreement contained, provisions regarding target levels and the payment of annual incentives and are more fully described under the heading “Employment and Other Compensation Agreements” below.

Long-term Incentives. Long-term incentives in the form of stock options and restricted stock awards are intended to promote sustained high performance and to align our executives’ interests with those of our equity investors. As stock options create value for the executives, and restricted stock awards have increased value for our executives, if the value of our

Company increases, this creates a direct correlation between the interests of our executives and the interests of our equity investors.

Equity awards become effective on the date of grant, which typically coincides with the date of approval by the Compensation Committee or, if later, the date of a new hire or a promotion. We have no set practice as to when the Company makes equity grants, and we evaluate from time to time whether grants should be made.

The Parent Board made initial stock option grants on November 5, 2013 under the NM Mariposa Holdings, Inc. Management Equity Incentive Plan (the "Management Incentive Plan") to the named executive officers (other than Mr. Grimes, Ms. Tharp and Mr. Fung who had not yet joined us) and other senior officers. The initial stock option grants were made following the Acquisition to retain the senior management team and enable them to share in our growth along with our equity investors. The initial stock option grants were awarded at an exercise price of $1,000 per share and consisted of time-vested non-qualified stock options and performance-vested non-qualified stock options. The Compensation Committee granted time-vested non-qualified stock options and performance-vested non-qualified stock options to Ms. Tharp on October 27, 2016 in connection with her hiring and to Mr. Fung on February 6, 2017 in connection with his consulting engagement, in each case at an exercise price of $1,000 per share. Each grant of non-qualified stock options consists of options to purchase an equal number of shares of Class A Common Stock and Parent's Class B Common Stock, par value $0.001 per share ("Class B Common Stock" and together with Class A Common Stock, "Parent common stock"). On each of the first five anniversaries of the date of the grant, 20% of the time-vested non-qualified stock options vest and become exercisable, resulting in such stock options becoming fully vested and exercisable on the fifth anniversary date of the grant. The performance-vested non-qualified stock options vest on the achievement of certain performance hurdles. The stock options expire on the tenth anniversary date of the grant.

In October 2016, the Compensation Committee granted restricted shares of Parent common stock to each of the named executive officers (other than Mr. Fung, who had not joined us at that time). As used herein, a "restricted share" refers to one share of Class A Common Stock and one share of Class B Common Stock together. These restricted shares vest, subject to continued employment, in equal annual installments with the first vesting date on December 1, 2017. Restricted shares held by Ms. Katz, and Messrs. Gold and Koryl vest in four annual installments and restricted shares held by Ms. Tharp and Mr. Stapleton vest in three annual installments. During a limited period after each vesting date and subject to other limitations, each recipient will have the ability to require Parent to repurchase his or her vested shares for a purchase price equal to the fair market value of Parent common stock. The restricted shares were granted in order to provide an enhanced incentive for members of the executive team, including named executive officers, to continue providing service to us by providing them the potential to earn cash payments in the near-term for a portion of their equity awards.

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

•	We grant long-term incentive awards in the form of stock option grants and restricted share awards to align the interests of participants with those of our equity investors.

•
Annual incentive bonus awards are based on our Plan Earnings (as defined below under the heading "2017 Executive Officer Compensation") and sales. For Bergdorf Goodman, annual incentive bonus awards are based on Plan Earnings and sales of both the Company as a whole and Bergdorf Goodman specifically. The annual incentive bonus awards are all set at the beginning of each fiscal year based on the achievement of goals that the Compensation Committee believes will be challenging yet attainable. Maximum target payouts are capped at a pre-established percentage of base salary.

The Compensation Committee has the authority to adjust incentive plan payouts and the granting of stock option or restricted share awards, which may further reduce any business risk associated with such plan payouts and equity grants.  The Compensation Committee also monitors compensation policies and programs to determine whether risk management objectives are being met.

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

Role of the Compensation Consultants. The Compensation Committee generally retains the services of compensation consultants for limited purposes. Management retains an independent compensation consultant, Korn Ferry Hay Group, to provide comparative market data regarding executive compensation to assist the Compensation Committee in establishing reference points for the base salary, annual incentive and long-term incentive components of our compensation package. Korn Ferry Hay Group also provides information regarding general market trends in compensation, compensation practices of other retail companies and regulatory and compliance developments. Management also engaged W.T. Haigh and Company, Inc. on a limited basis in fiscal year 2017 to consult on long-term compensation design. The fees paid to Korn Ferry Hay Group and W.T. Haigh for their services in fiscal year 2017 did not exceed $120,000 in either case. Neither Korn Ferry Hay Group nor W.T. Haigh has any other affiliations with us, nor does either provide other services to us.

2017 Executive Officer Compensation

Ultimately, our named executive officers’ total compensation is based on the level of performance of the Company and/or the Company’s applicable business unit or division.  The Compensation Committee uses its discretion in making decisions on the overall compensation packages of our executive officers based on current market conditions, business trends and overall Company performance.

We have identified an industry peer group that includes the 15 companies listed below for purposes of benchmarking the compensation of our named executive officers. These companies are intended to represent our competitors for business and talent. Their executive compensation programs are compared to ours, as is the compensation of individual executives if the jobs of such executives are sufficiently similar to make the comparison meaningful. The comparison data is generally intended to ensure that the compensation of our named executive officers, both individually and as a whole, is appropriately competitive relative to our performance. We believe that this practice is appropriate in light of the high level of commitment, job demands and the expected performance contribution required from each of our executive officers. We generally target our direct compensation to be positioned between the 50th and 75th percentile levels of the compensation packages received by executives in our peer group of industry related companies. In the first quarters of fiscal years 2018 and 2016, our compensation consultant, Korn Ferry Hay Group, conducted benchmarking reviews of the compensation of all of our senior officers, including our named executive officers. No significant changes in design or levels of executive compensation were made with respect to fiscal year 2017 as a result of Korn Ferry Hay Group's most recent review.

Abercrombie & Fitch	Michael Kors
Coach	Nordstrom
The Gap	Ralph Lauren
Hudson's Bay	Restoration Hardware
J.C. Penney	Tiffany & Co.
Kohl’s	Urban Outfitters
L Brands (formerly Limited)	Williams-Sonoma
Macy's

In addition to benchmarking against the select companies above, we also review various third party compensation survey reports. The peer group also previously included Ann Inc. and Kate Spade. These two companies were removed from the benchmarking review in the first quarter of fiscal year 2018 as they had previously been acquired.

Base Salary. The table below shows the base salaries for fiscal years 2016 and 2017 for each of the named executive officers, except for Mr. Fung who was not an employee and received a monthly consulting fee of $60,000 in lieu of a salary. None of our named executive officers who were serving during fiscal year 2016 received a base salary increase for fiscal year 2017.

2016 and 2017 Annual Base Salary ($)
Karen W. Katz	$1,100,000
James J. Gold	820,000
John E. Koryl	625,000
Carrie M. Tharp (1)	430,000
T. Dale Stapleton	397,000
Donald T. Grimes (2)	725,000
Joshua G. Schulman (2)	610,000

(1)	Ms. Tharp joined the Company in October 2016 and was not an executive officer during any part of fiscal year 2016; amount reflects her annualized base salary.

(2)	Mr. Grimes resigned effective November 14, 2016 and Mr. Schulman resigned effective May 10, 2017; amounts reflect their respective annualized base salaries during their employment.
Amounts actually earned by each of the named executive officers in fiscal years 2015, 2016 and 2017 are listed in the Summary Compensation Table.

In September 2017, the Compensation Committee approved a salary increase for Mr. Koryl to $700,000 annually, effective October 2017. The Compensation Committee approved the increase to align Mr. Koryl’s salary with market practices and to encourage the retention of Mr. Koryl’s services during the implementation of important strategic customer and other initiatives aimed at increasing sales. In determining Mr. Koryl’s increased salary the Compensation Committee considered Mr. Koryl’s expertise in online retail operations and information prepared by Korn Ferry Hay Group concerning market-competitive compensation within the peer group.

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

Fiscal year 2017 target annual incentives and relative performance weights for the named executive officers were as follows (as a non-employee consultant, Mr. Fung did not participate in the annual incentive bonus plan):

Name	Target Bonus As Percent of Base Salary	Plan Earnings	Sales
Karen W. Katz	125%	70%	30%
James J. Gold	75%	70%	30%
John E. Koryl	75%	70%	30%
Carrie M. Tharp (1)	40%	70%	30%
T. Dale Stapleton	40%	70%	30%
Donald T. Grimes (2)	75%	70%	30%
Joshua G. Schulman (2)(3)	75%	70%	30%

(1)	Ms. Tharp joined the Company in October 2016.

(2)	Mr. Grimes resigned effective November 14, 2016 and Mr. Schulman resigned effective May 10, 2017.

(3)	Since Mr. Schulman had responsibility over Bergdorf Goodman, 50% of his performance goals were to be based on the results of Bergdorf Goodman.

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
Metrics used for each executive, as well as the relative weights assigned to the metrics, are based on strategic business drivers of the particular business unit or division that the executive manages. For fiscal year 2017, such metrics were based on Plan Earnings (as defined below) and sales. Bonus payout percentages for fiscal year 2017 are as follows:

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
2017 Annual Incentive Bonus. Actual operating performance for fiscal year 2017 for each of the Neiman Marcus Group and Bergdorf Goodman was below the applicable performance thresholds set at the beginning of the year, and therefore no annual incentive bonus amounts were paid to any of the named executive officers with respect to either operating division.

Ms. Katz and Mr. Gold have minimum threshold, target and maximum percentages of incentive payouts pursuant to their employment agreements. These employment agreements are more fully described under “Employment and Other Compensation Agreements.”

2017 Discretionary Bonuses. After careful consideration of our results of operations and their respective performance, the Compensation Committee approved discretionary bonuses of $75,000 each to Mr. Gold and Mr. Koryl for fiscal year 2017.

The Compensation Committee awarded these amounts in recognition of the strategic leadership that Messrs. Gold and Koryl demonstrated in fiscal year 2017 during continued challenges in the retail environment.

2017 Retention Bonuses. In February 2017, the Compensation Committee approved retention bonuses for Ms. Tharp and Mr. Stapleton. Bonuses of $172,000 to Ms. Tharp and $225,000 to Mr. Stapleton will be paid in January 2018, subject to their respective continued employment with the Company on the payment date.

The Compensation Committee determined to award these bonuses to Ms. Tharp and Mr. Stapleton and determined the respective amounts in recognition of the importance of their respective roles to the Company’s pursuit of certain important customer and strategic initiatives in fiscal year 2017 and the first part of fiscal year 2018 and to secure the retention of their services during that time.

Co-Invest Options. At the time of the Acquisition, we had outstanding vested and unvested stock options (referred to as "Predecessor Stock Options"). Certain management employees including the named executive officers that were employed by us at the time elected to exchange a portion of their Predecessor Stock Options for stock options to purchase shares of Parent (the "Co-Invest Options"). The Co-Invest Options are fully vested. The number of stock options and exercise prices were adjusted pursuant to an exchange ratio in connection with the Acquisition. The Co-Invest Options are exercisable at any time prior to the applicable expiration dates related to the original grant of the Predecessor Stock Options. The Co-Invest Options contain sale and repurchase provisions that expire upon an initial public offering.

On September 8, 2017, the Compensation Committee approved grants of non-qualified Co-Invest Options (the “New Co-Invest Options”) to the named executive officers who previously held Co-Invest Options. The New Co-Invest Options have the effect of replacing the previous Co-Invest Options held by those named executive officers, which were cancelled, and extending the expiration date to the tenth anniversary of the grant date. All other terms of the New Co-Invest Options remain unchanged from the terms of the cancelled Co-Invest Options.

Parent Stock Options. On November 5, 2013, the Parent Board granted time-vested non-qualified stock options and performance-vested non-qualified stock options to the named executive officers that were employed by us at the time pursuant to the Management Incentive Plan. Each grant of non-qualified stock options consists of options to purchase an equal number of shares of Class A Common Stock and Class B Common Stock. The size of stock option grants to the named executive officers in connection with the Acquisition was determined by the Parent Board based on the experience of its members in establishing compensation for companies across multiple industries, as well as the input of the Company’s CEO, who has significant experience in the Company’s industry and a deep understanding of the respective duties and responsibilities of the named executive officers. At the time of the Acquisition, the Parent Board determined the size of the grant of stock options to Ms. Katz. The Parent Board or Compensation Committee also, in consultation with Ms. Katz, determined the sizes of the grants of stock options to the other named executive officers.

The Compensation Committee granted time-vested non-qualified stock options and performance-vested non-qualified stock options pursuant to the Management Incentive Plan on October 27, 2016 to Ms. Tharp in connection with her hiring, and on February 6, 2017 to Mr. Fung in connection with his engagement as Interim Executive Vice President, Chief Financial Officer and Chief Operating Officer.

Subject to continued employment, 20% of the time-vested non-qualified stock options vest and become exercisable on each of the first five anniversaries of the date of the grant (or, in the case of Ms. Tharp and Mr. Fung, their respective start dates), resulting in such options becoming fully vested and exercisable on the fifth anniversary of such applicable date. The performance-vested options vest on the achievement of certain performance hurdles. In September 2016, the Compensation Committee approved amendments to the performance-vested options to revise the performance hurdles. As amended, the performance-vested options vest when the amount of capital returned to the Sponsors with respect to their shares (at least 50% of which is in cash) exceeds the applicable multiple of the capital invested by the Sponsors, and the internal rate of return exceeds ten percent. The applicable multiple with respect to 40% of the performance-vested options is 1.5x; with respect to 30% of the performance-vested options is 1.75x; and with respect to 30% of the performance-vested options is 2.25x. These time-vested and performance-vested non-qualified stock options were granted at an exercise price of $1,000 per share and such options will expire no later than the tenth anniversary of the grant date. The time-vested non-qualified stock options and the performance-vested non-qualified stock options contain sale and repurchase provisions (including repurchase provisions in the event of a participant's termination of employment) that expire upon an initial public offering.

In September 2016, the Compensation Committee determined that the exercise prices of the time-vested and performance-vested non-qualified stock options that were originally granted to Mr. Grimes at $1,205 per share were substantially higher than the fair market value of Parent common stock as of September 2016. In order to enhance the retentive value of these options, the Compensation Committee approved a repricing of these options to an exercise price of $1,000 per share, which is the same as the exercise price of the time-vested and performance-vested non-qualified stock options held by the other named executive officers. These options were forfeited upon Mr. Grimes's resignation in November 2016.

Restricted Share Awards. On October 27, 2016, the Compensation Committee granted restricted shares of Parent common stock to each of the named executive officers (other than Mr. Fung, who had not joined us at that time and did not receive such an award due to his status as an interim consultant). These restricted shares vest, subject to continued employment, in equal annual installments with the first vesting date on December 1, 2017. Restricted shares held by Ms. Katz, Mr. Gold and Mr. Koryl vest in four annual installments and restricted shares held by Ms. Tharp and Mr. Stapleton vest in three annual installments. During a limited period after each vesting date and subject to other limitations, each recipient will have a put right to require Parent to repurchase his or her vested shares for a purchase price equal to the fair market value of Parent’s common stock. Except for certain termination acceleration provisions in Ms. Katz's award described below under "Employment and Other Compensation Agreements — Option and Restricted Stock Agreements with Ms. Katz," a recipient will forfeit all unvested restricted shares and may not exercise the put right with respect to any vested shares following the termination of his or her employment for any reason. The restricted shares are subject to certain repurchase provisions that expire upon an initial public offering.

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

Pension Plan. Prior to 2008, most non-union employees over age 21 who had completed one year of service with 1,000 or more hours participated in our defined benefit pension plan (referred to as the "Pension Plan"), which paid benefits upon retirement or termination of employment. The Pension Plan is a “career-accumulation” plan, under which a participant earns each year a retirement annuity equal to one percent of his or her compensation for the year up to the Social Security wage base and one and a half percent of his or her compensation for the year in excess of such wage base. A participant becomes fully vested after five years of service with us. Effective as of December 31, 2007, eligibility and benefit accruals under the Pension Plan were frozen for all participants except for those “Rule of 65” employees who elected to continue participation in the Pension Plan. “Rule of 65” employees included only those active employees who had completed at least ten years of service and whose combined years of service and age equaled at least 65 as of December 31, 2007. Ms. Katz was a “Rule of 65” employee as of December 31, 2007, and elected to continue participation in the Pension Plan. For Mr. Gold and Mr. Stapleton, benefits and accruals under the Pension Plan were frozen effective as of December 31, 2007. Effective August 1, 2010, all benefits and accruals under the Pension Plan were frozen and all remaining participants were moved into our Retirement Savings Plan (referred to as the "RSP"), a new enhanced 401(k) plan. Ms. Katz’s benefits and accruals under the Pension Plan were moved into the RSP effective December 31, 2010.

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

Supplemental Retirement Plan and Key Employee Deferred Compensation Plan. U.S. tax laws limit the amount of benefits that we can provide under our tax-qualified plans. We maintain our Supplemental Executive Retirement Plan (referred to as the "SERP Plan") and our Key Employee Deferred Compensation Plan (referred to as the "KEDC Plan"), which are unfunded, non-qualified arrangements intended to provide the named executive officers and certain other key employees with additional benefits, including the benefits that they would have received under the RSP if the tax law limitations did not apply and if certain other components of compensation could be included in calculation of benefits under our tax-qualified plans. Prior to 2008, executive, administrative and professional employees (other than those employed as salespersons) with an annual base salary at least equal to a minimum established by the Company were eligible to participate in the SERP Plan. Similar to the Pension Plan, effective December 31, 2007, eligibility and benefit accruals under the SERP Plan were frozen for all participants not meeting the “Rule of 65” and such participants were moved into our Defined Contribution Supplemental Executive Retirement Plan ("DC SERP"). Effective August 1, 2010, all benefits and accruals under the SERP Plan for “Rule of 65” employees were frozen and such participants were moved into the DC SERP. SERP Plan related benefits are more fully described under “Pension Benefits.”

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

Compensation Following Employment Termination or Change of Control

Employment Agreements. To support the continuity of senior leadership, we have employment agreements with Ms. Katz and Mr. Gold that provide, among other things, for payments to the executive following a termination of employment by the executive for “good reason” or a termination of the executive’s employment by us without “cause.” The triggering events constituting “good reason” and “cause” were negotiated to provide protection to us in the event of certain terminations of employment that could cause harm to us as well as to provide protection to the executive. The employment agreements for Ms. Katz and Mr. Gold also provide for certain payments to the executives upon death or “disability.” The employment agreements for Ms. Katz and Mr. Gold also contain restrictive covenant provisions to protect the Company. For a detailed description of the terms of the employment agreements, see “Employment and Other Compensation Agreements.”

Confidentiality, Non-Competition and Termination Benefits Agreements. Each of Messrs. Koryl and Stapleton and Ms. Tharp is a party to a confidentiality, non-competition and termination benefits agreement with us and intended to protect the Company. The confidentiality, non-competition and termination benefits agreements provide for severance benefits if the employment of the affected individual is terminated by us other than for death, “disability,” or “cause” or by the executive for "good reason." Mr. Koryl's and Mr. Stapleton's agreements provide for severance payments equal to one and one-half of their respective annual base salary, payable over an 18-month period, and reimbursement for COBRA premiums for the same period. Ms. Tharp's agreement provides for a severance payment equal to annual base salary, payable over a 12-month period, and reimbursement for COBRA premiums for the same period.

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

Compensation Committee Interlocks and Insider Participation

As noted above, the members of the Compensation Committee are currently Mr. Eadie and Mr. Kaplan, who serves as its Chairman. None of our executive officers currently serve, or in the past year have served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on the Parent Board or the Compensation Committee.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed with management the above Compensation Discussion and Analysis. Based on our review and discussions with management, the Compensation Committee recommended to the Parent Board that the Compensation Discussion and Analysis be included in this Report.

COMPENSATION COMMITTEE

David Kaplan
Graeme Eadie

Summary Compensation Table
The following table sets forth the annual compensation for the named executive officers.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compen-sation ($)(3)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
Karen W. Katz President and Chief Executive Officer	2017	$1,100,000	$—	$3,499,776	$—	$—	$4,363	$254,823	$4,858,962
	2016	1,100,000	—	—	—	—	905,001	274,866	2,279,867
	2015	1,100,000	—	—	—	—	247,294	425,914	1,773,208

James J. Gold President, Chief Merchandising Officer	2017	820,000	75,000	1,999,872	—	—	—	144,265	3,039,137
	2016	820,000	50,000	—	—	—	219,000	157,101	1,246,101
	2015	820,000	—	—	—	—	45,000	200,057	1,065,057

John E. Koryl President, Neiman Marcus Stores and Online	2017	625,000	75,000	1,999,872	—	—	—	70,671	2,770,543
	2016	625,000	50,000	—	—	—	—	66,509	741,509
	2015	625,000	—	—	—	—	—	78,425	703,425

Carrie M. Tharp Senior Vice President and Chief Marketing Officer	2017	355,577	—	300,288	347,644	—	—	16,034	1,019,543

T. Dale Stapleton Interim Chief Financial Officer, Senior Vice President and Chief Accounting Officer	2017	397,000	—	400,128	—	—	—	54,249	851,377

Michael Fung Former Interim Executive Vice President, Chief Financial Officer and Chief Operating Officer	2017	420,000	—	—	42,515	—	—	53,178	515,693

Donald T. Grimes Former Executive Vice President, Chief Operating Officer and Chief Financial Officer	2017	206,346	—	1,999,872	440,660	—	—	8,143	2,655,021
	2016	725,000	75,000	—	—	—	—	59,649	859,649
	2015	97,596	300,000	—	3,825,580	—	—	31,786	4,254,962

Joshua G. Schulman Former President of Bergdorf Goodman and President of NMG International	2017	476,270	—	1,999,872	—	—	—	59,164	2,535,306
	2016	610,000	50,000	—	—	—	—	68,295	728,295
	2015	610,000	—	—	—	53,802	—	74,994	738,796

(1)
The amounts for Messrs. Gold and Koryl for fiscal year 2017 represent discretionary bonuses described above under "Compensation Discussion and Analysis — 2017 Executive Officer Compensation — 2017 Discretionary Bonuses." The amounts for Messrs. Gold, Koryl, Grimes and Schulman for fiscal year 2016 represent discretionary bonuses. The amount for Mr. Grimes for fiscal year 2015 represents a one-time signing bonus pursuant to the terms and conditions of his employment agreement.

(2)
The amounts reflect the aggregate grant date fair value for the awards computed in accordance with ASC Topic 718. These amounts reflect the grant date fair value and do not represent the actual value that may be realized by the named executive officers.

In September 2016, the Compensation Committee approved amendments to the performance-vested options to revise the performance hurdles. No incremental fair value was recognized in connection with these amendments.

Also in September 2016, the Compensation Committee repriced the exercise price of options to purchase 11,000 shares held by Mr. Grimes from $1,205 per share to $1,000 per share. The incremental fair value of such stock options is reported in this column for Mr. Grimes in accordance with FASB ASC Topic 718.

(3)
The amounts reported in the Non‑Equity Incentive Plan Compensation column reflect the actual amounts earned under the performance‑based annual cash incentive compensation plan described under “Annual Incentive Bonus.”

(4)
The amounts in this column represent the change in the actuarial value of the named executive officers’ benefits under our retirement and supplemental executive retirement plans from July 31, 2016 to July 29, 2017. This “change in the actuarial value” is the difference between the fiscal year 2016 and fiscal year 2017 present value of the pension benefits accumulated as of year-end by the named executive officers, assuming that the benefit is not paid until age 65. These amounts were computed using the same assumptions used for financial statement reporting purposes under ASC Subtopic 715-30, “Defined Benefit Plans - Pension” as described in Note 11 of the Notes to Consolidated Financial Statements.

Ms. Katz, Mr. Gold and Mr. Stapleton are the only named executive officers that participate in our retirement and supplemental executive retirement plans as of July 29, 2017. The actuarial value of such named executive officers’ benefits under our retirement and supplemental executive retirement plans decreased from July 31, 2016 to July 29, 2017 by $178,000, $51,000 and $18,000, respectively. Also included in this column for Ms. Katz is $4,363 of earnings in the Key Employee Deferred Compensation Plan that were in excess of 120% of the federal long-term rate for the period from July 31, 2016 to July 29, 2017.

(5)
Includes all items listed in the following table entitled “All Other Compensation.” The value of perquisites and other personal benefits is provided in this column and in the footnotes below even if the amount is less than the reporting threshold established by the SEC.

The table below sets forth all other compensation for each of the named executive officers.

All Other Compensation for Fiscal Year 2017	Karen W. Katz ($)	James J. Gold ($)	John E. Koryl ($)	Carrie M. Tharp ($)	T. Dale Stapleton ($)	Michael Fung ($)	Donald T. Grimes ($)	Joshua G. Schulman ($)
401(k) plan contributions paid by us	$11,097	$9,003	$12,150	$4,631	$12,228	$—	$349	$12,150
Deferred compensation plan match	23,613	—	—	—	—	—	—	—
DC SERP contributions paid by us	136,301	94,942	42,525	—	23,292	—	—	35,227
Group term life insurance	4,291	2,182	1,216	376	3,930	—	637	760
Supplemental executive medical insurance	11,940	11,940	11,940	9,950	11,940	—	3,980	9,950
Financial counseling/tax preparation	8,720	—	—	—	1,459	—	2,800	—
Long-term disability	1,400	1,400	1,400	1,077	1,400	—	377	1,077
New York travel reimbursement (1)	23,866	12,531	—	—	—	—	—	—
Gross-ups for New York non-resident taxes (2)	33,595	12,267	1,440	—	—	—	—	—
Temporary residence (3)	—	—	—	—	—	32,807	—	—
Personal travel reimbursements (4)	—	—	—	—	—	20,371
Totals	$254,823	$144,265	$70,671	$16,034	$54,249	$53,178	$8,143	$59,164

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

(2)	The amounts shown represent gross-up payments made in connection with New York non-resident taxes.

(3)	Amount represents reimbursements for Mr. Fung's temporary living expenses in Dallas, Texas.

(4)
Amount represents reimbursements for the costs of commuting to and from Mr. Fung's personal residence in Austin, Texas to our corporate headquarters in Dallas, Texas, and for miscellaneous personal expenses in connection with his provision of services to us in Dallas.

Grants of Plan-Based Awards
The following table sets forth the non‑equity incentive plan awards to our named executive officers for fiscal year 2017 that could have been payable pursuant to our annual incentive bonus and equity awards granted pursuant to our long‑term equity plans.

													Stock Awards: Number of Shares of Stock (#)(2)	All Other Option Awards			Grant Date Fair Value of Stock and Option Awards ($)(6)
		Estimated Possible Future Payouts Under Non-Equity Incentive Plan Awards (1)						Estimated Possible Future Payouts Under Equity Incentive Plan Awards						Number of Securities Underlying Options (#)		Exercise Or Base Price of Option Awards ($)(5)

Name	Grant Date	Threshold ($)		Target ($)		Maximum ($)		Threshold ($)		Target ($)		Maximum($)
Karen W. Katz	9/6/2016	$550,000		$1,375,000		$2,750,000		$—		$—		$—	—	$—		$—	$—
	10/27/2016	—		—		—		—		—		—	4,557	—		—	3,499,776

James J. Gold	9/6/2016	205,000		615,000		1,230,000		—		—		—	—	—		—	—
	10/27/2016	—		—		—		—		—		—	2,604	—		—	1,999,872

John E. Koryl	9/6/2016	93,750		468,750		750,000		—		—		—	—	—		—	—
	10/27/2016	—		—		—		—		—		—	2,604	—		—	1,999,872

Carrie M. Tharp	9/6/2016	43,000		172,000		344,000		—		—		—	—	—		—	—
	10/27/2016	—	—	—	—	—	—	—	—	—		—	—	1,100	(3)	1,000	173,822
		—	—	—	—	—		—		1,100	(4)	—	—	—		1,000	173,822
		—	—	—	—	—		—		—		—	391	—		—	300,288

T. Dale Stapleton	9/6/2016	39,700		158,500		317,600		—		—		—	—	—		—	—
	10/27/2016	—		—		—		—		—		—	521	—		—	400,128

Michael Fung	2/6/2017	—		—		—		—		—		—	—	393	(3)	1,000	21,257
		—		—		—		—		393	(4)	—	—	—		1,000	21,257

Donald T. Grimes	9/6/2016	181,250		543,750		1,087,500		—		—		—	—	5,500	(7)	1,000	220,330
		—		—		—		—		5,500	(8)	—	—	—		1,000	220,330
	10/27/2016	—	—	—		—		—		—		—	2,604	—		—	1,999,872

Joshua G. Schulman	9/6/2016	91,500		457,500		732,000		—		—		—	—	—		—	—
	10/27/2016	—		—		—		—		—		—	2,604	—		—	1,999,872

(1)
Non‑equity incentive plan awards represent the threshold, target and maximum opportunities under our performance‑based annual incentive bonus program for fiscal year 2017. The actual amounts earned under this plan are disclosed in the Summary Compensation Table. For a detailed discussion of the annual incentive awards for fiscal year 2017, see “2017 Executive Officer Compensation — Annual Incentive Bonus.” Mr. Grimes and Mr. Schulman's annual incentive awards were forfeited upon their resignations from the Company in November 2016 and May 2017, respectively.

(2)
Represents the number of restricted shares granted to each of our named executive officers during fiscal year 2017 other than Mr. Fung. For a description of the terms of the restricted shares, see "2017 Executive Officer Compensation — Restricted Share Awards" above. Mr. Grimes and Mr. Schulman's restricted share awards were forfeited without compensation upon their departures from the Company in November 2016 and May 2017, respectively.

(3)
Represents time‑vested non‑qualified stock options awarded in fiscal year 2017 pursuant to the Management Incentive Plan. The time‑vested options vest 20% on each of the first five anniversaries of the date of the recipient's start date, resulting in the options becoming fully vested on the fifth anniversary date of the start date, and expire on the tenth anniversary of the grant date. For a detailed discussion, see “Long‑term Incentives” and “Stock Options.”

(4)
Represents performance‑vested non‑qualified stock options awarded in fiscal year 2017 pursuant to the Management Incentive Plan. The performance‑vested non‑qualified options expire on the tenth anniversary of the grant date. The performance‑vested options vest on the achievement of certain performance hurdles. The performance‑vested options vest when the amount of capital returned to the Sponsors (at least 50% of which is in cash) exceeds the applicable multiple of the capital invested by the Sponsors, and the internal rate of return exceeds 10%. The applicable multiple with respect to 40% of the performance‑vested options is 1.5x, with respect to 30% of the performance‑vested options is 1.75x and with respect to 30% of the performance‑vested options is 2.25x. For a detailed discussion, see “Long‑term Incentives” and “Stock Options.”

(5)
Because we were privately held and there was no public market for Parent common stock, the exercise price of the stock options was determined by the Parent Board or Compensation Committee, as applicable, at the time option grants are awarded and was in excess of the fair market value of Parent common stock. In determining the fair market value of Parent common stock, the Parent Board or the Compensation Committee, as applicable, considered such factors as any recent transactions involving Parent common stock, our actual and projected financial results, the principal amount of our indebtedness, valuations of us performed by third parties and other factors it believes are material to the valuation process.

(6)
For option and restricted share awards in fiscal year 2017, these amounts reflect the aggregate grant date fair value for the awards computed in accordance with ASC Topic 718. The assumptions used in calculating these amounts are described under the caption Stock-Based Awards in Note 14 of the Notes to Consolidated Financial Statements. On September 6, 2016, the Compensation Committee repriced the exercise price of options to purchase 11,000 shares held by Mr. Grimes from $1,205 per share to $1,000 per share. Amount reported in this column for Mr. Grimes includes the incremental fair value of such stock options calculated in accordance with FASB ASC Topic 718.

(7)
Represents time‑vested non‑qualified stock options initially awarded in fiscal year 2015 to Mr. Grimes under the Management Incentive Plan and repriced in September 2016 as described in footnote (6) above.

(8)
Represents performance‑vested non‑qualified stock options initially awarded in fiscal year 2015 to Mr. Grimes under the Management Incentive Plan and repriced in September 2016 as described in footnote (6) above.

Outstanding Equity Awards at Fiscal Year End
The following table sets forth certain information regarding the total number and aggregate value of stock options held by each of our named executive officers at the end of fiscal year 2017.

		Option Awards									Stock Awards
Name		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable			Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Awards (#)		Option Exercise Price ($)		Option Expiration Date	Number of Shares of Stock that Have Not Vested (#)		Fair Market Value of Shares of Stock that Have Not Vested ($)
Karen W. Katz		5,699	—		(1)	—		$363.08	(1)	9/30/2017
		9,211	—		(1)	—		450.26	(1)	10/1/2018
		4,556	—		(1)	—		644.37	(1)	11/7/2019
		15,059	10,040		(2)	—		1,000.00	(2)	11/5/2023
		—	—			25,099	(3)	1,000.00	(3)	11/5/2023
		—	—			—					4,557	(4)	1,221,276	(5)

James J. Gold		1,375	—		(1)	—		363.08	(1)	9/30/2017
		4,979	—		(1)	—		450.26	(1)	10/1/2018
		2,671	—		(1)	—		644.37	(1)	11/7/2019
		4,840	3,228		(2)	—		1,000.00	(2)	11/5/2023
		—	—			8,067	(3)	1,000.00	(3)	11/5/2023
		—	—			—					2,604	(4)	697,872	(5)

John E. Koryl	(6)	5,164	—		(1)	—		450.26	(1)	10/1/2018
		2,689	1,793		(2)	—		1,000.00	(2)	11/5/2023
		—	—			4,483	(3)	1,000.00	(3)	11/5/2023
		—	—			—					2,604	(4)	697,872	(5)

Carrie M. Tharp		—	1,100		(7)			1,000.00		10/27/2026
		—	—			1,100	(8)	1,000.00		10/27/2026
		—	—			—					391	(4)	104,788	(5)

T. Dale Stapleton		428	—		(1)	—		271.27		12/15/2017
		287	—		(1)	—		347.40		12/15/2017
		672	448	44	(2)			1,000.00		11/5/2023
		—	—			1,120	(3)	1,000.00		11/5/2023
		—	—			—					521	(4)	139,628	(5)

Michael Fung	(8)	—	—			—		—		—	—		—

Donald T. Grimes	(8)	—	—			—		—		—	—		—

Joshua G. Schulman	(8)	3,407	—		(1)	—		576.59	(1)	5/25/2019	—		—

(1)
Non‑qualified Co‑Invest Options rolled over from Predecessor Stock Options as a result of the Acquisition with number of options and exercise prices adjusted pursuant to an exchange ratio. The Co‑Invest Options are fully vested and exercisable at any time prior to the expiration dates related to the original grant of the Predecessor Stock Options. Co‑Invest Options and Predecessor Stock Options are more fully described in the sections entitled “Co‑Invest Options” and “Predecessor Stock Options.” On September 8, 2017, the Co-Invest Options reported in this table were replaced by grants of New Co-Invest Options with the effect of extending the expiration date to the tenth anniversary of the grant date, but otherwise with the same terms.

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

(4)
Restricted shares granted October 27, 2016. These restricted shares vest, subject to continued employment, in equal annual installments with the first vesting date on December 1, 2017. Restricted shares held by Ms. Katz, and Messrs. Gold and Koryl vest in four equal annual installments and restricted shares held by Ms. Tharp and Mr. Stapleton vest in three equal annual installments.

(5)
There is no public market for our common stock. Amounts reported in this column are based on the fair market value of our Class A Common Stock and Class B Common Stock as of April 30, 2017, the most recent practicable date prior to July 29, 2017.

(6)	In February 2017, Mr. Koryl transferred all of the equity awards reported in this table to trusts for the benefit of his family for no consideration.

(7)
Non‑qualified stock options designated as time‑vested stock options granted pursuant to the Management Incentive Plan on October 27, 2016 at an exercise price of $1,000. Each grant of time‑vested stock options consists of options to purchase an equal number of shares of Class A Common Stock and Class B Common Stock. Subject to continued employment, 20% of the time‑vested non‑qualified options vest and become exercisable on each of the first five anniversaries of October 3, 2016, resulting in such options becoming fully vested and exercisable on October 3, 2021. The time‑vested stock options expire on the tenth anniversary of the grant date.

(8)
Non‑qualified stock options designated as performance‑vested stock options granted pursuant to the Management Incentive Plan on October 27, 2016 at an exercise price of $1,000. The performance‑vested stock options vest on the achievement of the performance hurdles described in footnote (4) to this table. If Ms. Tharp's employment is terminated by us without cause or by her for good reason, the performance-vested stock options will be eligible to vest in connection with a change in control or initial public offering for 30 days following such termination. Each grant of performance‑vested non‑qualified stock options consists of options to purchase an equal number of shares of Class A Common Stock and Class B Common Stock.

(8)
Each of Messrs. Fung, Grimes and Schulman forfeited his outstanding equity awards without consideration upon his respective departure from the Company, with the exception of Mr. Schulman's co-invest options.

Option Exercises and Stock Vested

No stock options issued to our named executive officers were exercised and no restricted shares vested during fiscal year 2017.

Pension Benefits
The following table sets forth certain information with respect to retirement payments and benefits under the Pension Plan and the SERP Plan for each of our named executive officers.

Name	Plan Name	Number of Years Credited Service (#)(1)		Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
Karen W. Katz	Pension Plan	25	(3)	$607,000	$—
	SERP Plan	26	(3)	5,209,000	—

James J. Gold	Pension Plan	17	(4)	267,000	—
	SERP Plan	17	(4)	787,000	—

John E. Koryl	Pension Plan	—		—	—
	SERP Plan	—		—	—

Carrie M. Tharp	Pension Plan	—		—	—
	SERP Plan	—		—	—

T. Dale Stapleton	Pension Plan	6	(4)	187,000	—
	SERP Plan	6	(4)	134,000	—

Michael Fung	Pension Plan	—		—	—
	SERP Plan	—		—	—

Donald T. Grimes	Pension Plan	—		—	—
	SERP Plan	—		—	—

Joshua G. Schulman	Pension Plan	—		—	—
	SERP Plan	—		—	—

(1)	Computed as of July 29, 2017, which is the same pension measurement date used for financial statement reporting purposes with respect to our Consolidated Financial Statements and notes thereto.

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

(3)
Ms. Katz’s service credit exceeds the 25-year maximum set forth in the SERP Plan. Pursuant to an agreement with us, Ms. Katz was entitled to an additional year of credit for each full year of service after she reached the 25-year maximum until December 31, 2010, with all service frozen as of such date. In addition, if her employment is terminated by us for any reason other than death, “disability,” “cause,” if we do not renew her employment term, or if she terminates her employment with us for “good reason” or “retirement” and she has not yet reached 65, her SERP Plan benefit will not be reduced solely by reason of her failure to reach 65 as of the termination date. Ms. Katz’s employment agreement also provides that the amount credited to her under the DC SERP shall not be less than the present value of the additional benefits she would have accrued under the SERP Plan after December 31, 2010 had the SERP Plan remained in effect through the end of her employment term. The value of Ms. Katz’s benefit with all service is $5,209,000. The value with 25 years of service under the SERP Plan is $4,984,000; therefore, the value of the additional year of service in excess of her actual service is $225,000.

(4)	Effective December 31, 2007, benefit accruals for Mr. Gold and Mr. Stapleton under the Pension Plan and the SERP Plan were frozen, as further described below.

The Pension Plan is a funded, tax-qualified pension plan. Prior to 2008, most non-union employees over age 21 who had completed one year of service with 1,000 or more hours were eligible to participate in the Pension Plan, which paid benefits upon retirement or termination of employment. Effective as of December 31, 2007, eligibility and benefit accruals under the Pension Plan were frozen for all participants except for those “Rule of 65” employees who elected to continue participating in the Pension Plan. The Pension Plan is a “career-accumulation” plan, under which a participant earns each year a retirement annuity equal to one percent of his or her compensation for the year up to the Social Security wage base and 1.5 percent of his or her compensation for the year in excess of such wage base. “Compensation” for this purpose generally includes salary, bonuses, commissions and overtime but not in excess of the limits imposed upon annual compensation under

Section 401(a)(17) of the Internal Revenue Code of 1986, as amended (the "Code") (the "IRS Limit"). The IRS Limit for calendar year 2017 is $270,000, increased from $265,000 in calendar year 2016, and is generally adjusted annually for cost-of-living increases. Benefits under the Pension Plan become fully vested after five years of service with us. Effective August 1, 2010, benefit accruals were frozen for the remaining “Rule of 65” employees and such participants were given the opportunity to participate in the RSP.

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

Name		Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year- End ($)
Karen W. Katz	KEDC	$120,998	$23,613	$21,544	$—	$721,470
	DC SERP	—	136,301	24,221	—	798,633

James J. Gold	KEDC	—	—	—	—	—
	DC SERP	—	94,942	12,255	—	412,711

John E. Koryl	KEDC	—	—	—	—	—
	DC SERP	—	42,525	5,079	—	168,969

Carrie M. Tharp	KEDC	—	—	—	—	—
	DC SERP (2)	—	—	—	—	—

T. Dale Stapleton	KEDC	—	—	—	—	—
	DC SERP	—	23,292	2,728	—	87,914

Michael Fung	KEDC	—	—	—	—	—
	DC SERP	—	—	—	—	—

Donald T. Grimes	KEDC	—	—	—	—	—
	DC SERP	—	—	—	—	—

Joshua G. Schulman	KEDC	—	—	—	—	—
	DC SERP	—	35,227	4,633	—	148,620

(1)	The amounts reported as Executive Contributions in Last Fiscal Year are also included as Salary in the Summary Compensation Table.

(2)	Ms. Tharp will become eligible to participate in the DC SERP in January 2018, the first January after the one-year anniversary of her start date.

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

Employment and Other Compensation Agreements

We have entered into employment agreements with Ms. Katz, Mr. Gold and Mr. Grimes. Each of Mr. Koryl, Ms. Tharp, Mr. Stapleton and Mr. Schulman is a party to a confidentiality, non-competition and termination benefits agreement. Mr. Fung was party to a consulting agreement during his service as Interim Executive Vice President, Chief Financial Officer and Chief Operating Officer.

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

Option and Restricted Stock Agreements with Ms. Katz

Option Agreements. In connection with the Acquisition, the Parent Board granted Ms. Katz 25,099 time-vested stock options that vest on each of the first five anniversaries of the closing date of the Acquisition, subject to continued employment, pursuant to a Time-Vested Non-Qualified Stock Option Agreement dated November 5, 2013 (the “Katz Time-Based Option”). Under the terms of the Katz Time-Based Option, if Ms. Katz’s employment is terminated by us without cause or by her for good reason (as both terms are defined above), by reason of our non-renewal of her employment agreement or on account of Ms. Katz’s retirement, then the stock options that would have vested in the 12-month period following the date of such termination of employment will accelerate and vest. If, following a change in control but before an initial public offering, Ms. Katz’s employment is terminated by us without cause or by her for good reason, the outstanding and unvested stock options subject to time-based vesting will accelerate and vest.

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
Restricted Stock Agreement. In October 2016, the Compensation Committee granted Ms. Katz 4,557 shares of restricted stock pursuant to a restricted stock award agreement ("Katz Restricted Stock Agreement"). Under the terms of the Katz Restricted Stock Agreement, if Ms. Katz’s employment is terminated by us without cause or by her for good reason (as both terms are defined above) or by reason of our non-renewal of her employment agreement, then the restricted shares that would have vested in the 12-month period following the date of such termination of employment will accelerate and vest. If, following a change in control but before an initial public offering, Ms. Katz’s employment is terminated by us without cause or by her for good reason, all outstanding and unvested restricted shares will accelerate and vest. Additionally, if Ms. Katz’s employment is terminated by us without cause or by her for good reason or by reason of our non-renewal of her employment agreement, she will have the ability to exercise a put right and to cause the Company to repurchase her vested shares for the fair market value during the first put period within the twelve months following termination of her employment.

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

The agreement provides that if we terminate Mr. Gold's employment without ‘‘cause’’ or if Mr. Gold resigns for ‘‘good reason’’ or following the non-renewal of his agreement by us, he will be entitled to receive, subject to his execution and non-revocation of a waiver and release agreement, (i) an amount of annual incentive pay equal to a prorated portion of his target bonus amount for the year in which the employment termination date occurs, and (ii) a payment equal to (A) 18 times (or 12 times in the case of non-renewal by us) the monthly COBRA premium applicable to Mr. Gold, and (B) one and one-half times (or one times in the case of non-renewal by us) the sum of his base salary and target bonus, at the level in effect as of the employment termination date. The payment described in clause (ii) would be paid in a lump sum to the extent subject to a particular exemption from Section 409A of the Code and otherwise will be paid in installments.

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

Confidentiality, Non-Competition and Termination Benefits Agreements with Mr. Koryl, Ms. Tharp, Mr. Stapleton and Mr. Schulman

Messrs. Koryl, Stapleton and Schulman and Ms. Tharp are each party to a confidentiality, non-competition and termination benefits agreement that provides for severance benefits if the employment of the affected individual is terminated by the Company other than in the event of death, “total disability,” termination for “cause” or the executive's resignation for “good reason” (each as defined in the confidentiality, non-competition and termination benefits agreements). These agreements provide for a severance payment equal to one and one-half annual base salary payable over an 18-month period for Mr. Koryl, Mr. Stapleton and Mr. Schulman and a severance payment equal to annual base salary payable over a 12-month period for Ms. Tharp, and reimbursement for monthly COBRA premiums for the same period. Each confidentiality, non-competition and termination benefits agreement contains restrictive covenants, including non-competition and non-solicitation covenants for the applicable 18- or 12-month severance payment period, as a condition to receipt of any payments payable thereunder. In the case of Mr. Schulman, none of these post-termination benefits provisions were triggered by his departure.

For purposes of these confidentiality, non-competition and termination benefits agreements, ‘‘cause’’ is generally defined as: (i) a breach of duty by the executive in the course of his or her employment involving fraud, acts of dishonesty, disloyalty, or moral turpitude; (ii) conduct that is materially detrimental to the Company, monetarily or otherwise, or reflects unfavorably on the Company or the executive to such an extent that the Company’s best interests reasonably require the termination of the executive’s employment; (iii) the executive’s violation of his or her obligations under the agreement or at law; (iv) the executive’s failure to comply with or enforce Company policies concerning equal employment opportunity, including engaging in sexually or otherwise harassing conduct; (v) the executive’s repeated insubordination or failure to comply with or enforce other personnel policies of the Company or our affiliates; (vi) the executive’s failure to devote his or her full working time and best efforts to the performance of his responsibilities to the Company or our affiliates; or (vii) the executive’s conviction of or entry of a plea agreement or consent decree or similar arrangement with respect to a felony, other serious criminal offense, or any violation of federal or state securities laws.

For purposes of these confidentiality, non-competition and termination benefits agreements, ‘‘good reason’’ is generally defined as any of the following without the executive’s prior consent: (i) a material diminution in the executive’s base compensation; (ii) a material diminution in the executive’s authority, duties, or responsibilities; (iii) a material diminution in the authority, duties, or responsibilities of the officer to whom the executive is required to report; (iv) a material diminution in the budget over which the executive retains authority; (v) a material change in the geographic location at which the executive must perform services; and (vi) any other action or inaction that constitutes a material breach by the Company of the agreement.

Consulting Agreement with Mr. Fung

Mr. Fung served as our Interim Executive Vice President, Chief Financial Officer and Chief Operating Officer from November 2016 through June 2017 pursuant to a consulting agreement. His consulting agreement provided for an initial term of 180 days, with automatic 30 day extensions.  Mr. Fung received a monthly consulting fee of $60,000 per month during the term of the consulting agreement.  In addition, Mr. Fung's consulting agreement provided eligibility to receive a fee premium, after the end of the consulting arrangement, with a target amount of $60,000 for achieving certain benchmarks determined by the Parent Board or a committee thereof, which fee premium was not paid.  The consulting agreement provided that if Mr. Fung’s consulting services are terminated by the Company for any reason other than for cause (as defined in the consulting agreement), death or disability (as defined in the consulting agreement) or by Mr. Fung due to material breach of the consulting agreement by NMG or Parent, Mr. Fung would receive the monthly consulting fees for the remainder of the initial 180-day term and any earned fee premium.

The consulting agreement provided for an award of time-vested non-qualified stock options and performance-vested non-qualified stock options to purchase a total of 786 shares of Class A common stock and Class B common stock of Parent pursuant to the Management Incentive Plan, which options were formally granted by the Compensation Committee in February 2017.  Additionally, the consulting agreement provided for reimbursement of Mr. Fung's reasonable out-of-pocket expenses in connection with his temporary residence in Dallas, Texas, including round trip airfare for Mr. Fung to Dallas and rental of a furnished apartment (up to a maximum of $5,000 per month) and an automobile (up to a maximum of $1,500 per month).

Employment Agreement with Mr. Grimes

Donald T. Grimes served as our Executive Vice President, Chief Operating Officer and Chief Financial Officer from June 2015 through November 2016. In connection with his election to that position, we entered into an employment agreement with him, effective as of June 15, 2015. Pursuant to the employment agreement, Mr. Grimes’s annual base salary was $725,000. Mr. Grimes participated in our annual incentive bonus program with a target bonus of 75% of his base salary, and a maximum bonus of 150% of his base salary, with the actual incentive bonus determined according to the terms of the annual incentive bonus program and (i) payable based on the achievement of performance objectives, as determined at the discretion of the Parent Board and (ii) subject to Mr. Grimes’s continued employment through the date bonuses are paid, except as otherwise described below. Mr. Grimes also received a signing bonus of $300,000. Mr. Grimes was eligible to participate in our relocation policies applicable to senior executives, and was required to make a prorated repayment because he resigned his employment without "good reason" in November 2016, which was prior to the second anniversary of his start date. Additionally, Mr. Grimes received reimbursement of up to $5,000 for financial and tax planning advice. Mr. Grimes’s employment agreement included certain restrictive covenants, including non-disparagement of us and our business, non-competition and non-solicitation of employees, customers and suppliers, in each case, for 18 months following the termination of his employment for any reason, and provisions regarding confidential information.

Potential Payments Upon Termination or Change-in-Control

The tables below show certain potential payments that would have been made to the named executive officers if his or her employment had terminated on July 29, 2017 under various scenarios, including a change of control. Because the payments to be made to a named executive officer depend on several factors, the actual amounts to be paid out upon a named executive officer’s termination of employment can only be determined at the time of an executive’s separation from us. See "Employment and Other Compensation Agreements" for a more detailed discussion of the restrictive covenants that are conditions to the receipt of the severance payments.

Messrs. Grimes and Schulman resigned from the Company in November 2016 and May 2017, respectively.  The Company and Mr. Fung agreed not to renew his consulting engagement and such engagement ended on June 30, 2017. As such, none of them is qualified to receive any severance payments nor payments upon a change in control.  Furthermore, in connection with such departures, their outstanding equity awards have been forfeited, except that Mr. Schulman retains his vested and exercisable Co-Invest Options described above under "Outstanding Equity Awards at Fiscal Year End."

Karen W. Katz

Executive Benefits and Payments Upon Separation	Retirement ($)(1)	Termination due to death ($)(2)	Termination due to disability ($)(3)	Termination without cause or for good reason ($)(4)	Change in Control ($)(5)
Compensation:
Severance	$1,100,000	$—	$—	$4,950,000	$—
Bonus	1,375,000	1,375,000	1,375,000	1,375,000	—
Option Acceleration(6)	—	—	—	—	—
Restricted Stock Acceleration(7)	—	—	—	305,252	1,221,276

Benefits & Perquisites:
SERP Enhancement	202,000	—	—	202,000	—
DC SERP	798,633	798,633	798,633	798,633	798,633
Deferred Compensation Plan	721,470	721,470	721,470	721,470	721,470
Long-Term Disability	—	—	240,000	—	—
Health and Welfare Benefits	—	—	—	60,448	—
Life Insurance Benefits	—	1,000,000	—	9,342	—
Total	$4,197,103	$3,895,103	$3,135,103	$8,422,145	$2,741,379

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

(4)
Represents a lump sum payment of two times target bonus and two times base salary, an additional one times target bonus (payable in a lump sum), the SERP benefit level enhancement provided in Ms. Katz's employment agreement, 12 months' acceleration of Ms. Katz's time-vested stock options and restricted shares, and a lump sum payout under the deferred compensation plan and defined contribution plan. The amount included for health and welfare benefits represents a lump-sum payment equal to the value of 18 months of COBRA premiums and six months of retiree medical premiums. Calculations were based on COBRA rates currently in effect. The amount included for life insurance represents coverage for a period of two years at the same benefit level in effect at the time of termination. Additionally, Ms. Katz would receive the SERP benefits as described in footnote (3) to the table under “Pension Benefits” above. Also see “Employment and Other Compensation Agreements” in this section.

(5)
Represents full acceleration of Ms. Katz's time-vested stock options and restricted shares (applicable only in connection with a termination by the Company without cause or by Ms. Katz for good reason (i) prior to an initial public offering and (ii) following a change in control) and a lump sum payout under the deferred compensation plan and defined contribution plan. In connection with such a termination, Ms. Katz would also receive (without duplication) the amounts described in the column under the heading "Termination without cause or for good reason" and the SERP benefits as described in footnote (3) to the table under “Pension Benefits” above.

(6)	As of July 29, 2017, the fair market value of Parent common stock underlying Ms. Katz's options was lower than the exercise price of such options.

(7)	Amounts reported are based on the fair market value of our Class A Common Stock and Class B Common Stock as of April 30, 2017, the most recent practicable date prior to July 29, 2017.

James J. Gold

Executive Benefits and Payments Upon Separation	Retirement ($)(1)	Termination due to death ($)(2)	Termination due to disability ($)(3)	Termination without cause or for good reason ($)(4)	Change in Control ($)(5)
Compensation:
Severance	$—	$—	$—	$2,152,500	$—
Bonus	—	615,000	615,000	615,000	—

Benefits & Perquisites:
DC SERP	412,711	412,711	412,711	412,711	412,711
Long-Term Disability	—	—	240,000	—	—
Health and Welfare Benefits	—	—	—	59,607	—
Life Insurance Benefits	—	1,000,000	—	—	—
Total	$412,711	$2,027,711	$1,267,711	$3,239,818	$412,711

(1)	Represents a lump sum payout under the deferred compensation plan. See “Non-qualified Deferred Compensation” for a more detailed discussion.

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

(5)	Represents a lump sum payout under the defined contribution plan.

Executive Benefits and Payments Upon Separation	Retirement ($)(1)	Termination due to death ($)(1)(2)	Termination due to disability ($)(1)(3)	Termination without cause or for good reason ($)(1)(4)	Change in Control ($)(1)(5)
John E. Koryl
Compensation:
Severance	$—	$—	$—	$937,500	$—

Benefits & Perquisites:
DC SERP	168,969	168,969	168,969	168,969	168,969
Long-Term Disability	—	—	240,000	—	—
Health and Welfare Benefits	—	—	—	59,607	—
Life Insurance Benefits	—	1,000,000	—	—	—
Total	$168,969	$1,168,969	$408,969	$1,166,076	$168,969

Carrie M. Tharp
Compensation:
Severance	$—	$—	$—	$430,000	$—

Benefits & Perquisites:
DC SERP	—	—	—	—	—
Long-Term Disability	—	—	240,000	—	—
Health and Welfare Benefits	—	—	—	21,978	—
Life Insurance Benefits	—	860,000	—	—	—
Total	$—	$860,000	$240,000	$451,978	$—

T. Dale Stapleton
Compensation:
Severance	$—	$—	$—	$595,500	$—

Benefits & Perquisites:
DC SERP	87,914	87,914	87,914	87,914	87,914
Long-Term Disability	—	—	240,000	—	—
Health and Welfare Benefits	—	—	—	32,967	—
Life Insurance Benefits	—	1,000,000	—	—	—
Total	$87,914	$1,087,914	$327,914	$716,381	$87,914

(1)	Represents a lump sum payout under the defined contribution plan. See “Non-qualified Deferred Compensation” for a detailed discussion.

(2)
Represents a lump sum basic life insurance benefit payment of $1,000,000 payable by the Company’s life insurance provider to each of Mr. Koryl, Ms. Tharp and Mr. Stapleton upon their death and a lump sum payout under the defined contribution plan.

(3)
Represents long-term disability payments of $20,000 per month for 12 months payable from the Company’s long-term disability insurance provider and a lump sum payout under the defined contribution plan.

(4)
Represents a lump sum payment of 1.5 times base salary Mr. Koryl and Mr. Stapleton and 1 times base salary for Ms. Tharp. The amount included for health and welfare benefits represents a continuation of COBRA benefits for a period of 18 months for Mr. Koryl and Mr. Stapleton and 12 months for Ms. Tharp. Calculations were based on COBRA rates currently in effect. See “Employment and Other Compensation Agreements” in this section.

(5)	Represents a lump sum payout under the DC SERP.

Director Compensation

The Parent Board sets the compensation for each director who is not an officer of or otherwise employed by us (a "non‑executive director"). Non‑executive directors who are employed by Ares or CPPIB or their respective affiliates do not receive compensation for their services as directors. Ms. Aufreiter and Messrs. Axelrod, Bourguignon and Brotman are not employed by Ares or CPPIB or their respective affiliates and are the only directors who earned compensation for services as a director for fiscal year 2017. Pursuant to board service agreements entered into between Parent and each of the non‑executive officers, each non‑executive director receives an annual fee of $50,000 for his or her service as a director on the Parent Board. Such fee will be prorated for the actual number of days served in any quarter and is paid in arrears following the end of each quarter. The non‑executive directors are also reimbursed for any out‑of‑pocket expenses. Actual fees earned in fiscal year 2017 are set forth in the Director Summary Compensation table below.

Director Summary Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Nora A. Aufreiter	$50,000	$—	$50,000
Norman H. Axelrod	50,000	—	50,000
Philippe E. Bourguignon	50,000	—	50,000
Adam B. Brotman	50,000	—	50,000

(1)
Each director listed in the table above holds 393 time‑vested stock options, of which 235 are vested, and 393 performance‑based stock options, none of which are vested, to purchase Class A Common Stock and Class B Common Stock at an aggregate exercise price of $1,000 per unit, consisting of a share of Class A Common Stock and Class B Common Stock together.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding equity compensation plans of Parent approved by stockholders and equity compensation plans of Parent not approved by stockholders as of July 29, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by stockholders	196,416	(1)	$853.81	49,109	(1)
			.
Equity compensation plans not approved by stockholders	—		—	—

Total	196,416		$853.81	49,109

(1)
This number represents shares of Class A Common Stock and Class B Common Stock issuable under the Management Incentive Plan that was approved by holders of a majority of the shares of Parent common stock on October 25, 2013 and the NM Mariposa Holdings, Inc. Vice President Long Term Incentive Plan (the "VP Long Term Incentive Plan") that was approved by a majority of the shares of Parent common stock on February 25, 2014. The Management Incentive Plan became effective on October 25, 2013 and will expire on October 25, 2023 and the VP Long Term Incentive Plan became effective on February 25, 2014 and will expire on February 25, 2024.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 21, 2017, certain information relating to the beneficial ownership of the common stock of Parent, the sole member of Holdings, which in turn is the sole member of the Company, by (i) each person or group known by us to own beneficially more than 5% of the outstanding shares of Class A Common Stock and Class B Common Stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group. Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting of securities, or to dispose or direct the disposition of securities or has the right to acquire such powers within 60 days. For purposes of calculating each person’s percentage ownership, Parent common stock issuable pursuant to options exercisable within 60 days are included as outstanding and beneficially owned for that person or group, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe, based on the information furnished to us, that each beneficial owner identified in the table below possesses sole voting and investment power over all Parent common stock shown as beneficially owned by the beneficial owner. The information in the table below does not necessarily indicate beneficial ownership for any other purpose. The percentages of shares outstanding provided in the table below are based on 1,579,454 shares of Class A Common Stock and 1,579,454 shares of Class B Common Stock outstanding as of September 21, 2017.

Name of Beneficial Owner (1)(2)	Number of Shares of Class A Common Stock Beneficially Owned	Percent of Class A Common Stock Beneficially Owned	Number of Shares of Class B Common Stock Beneficially Owned		Percent of Class B Common Stock Beneficially Owned
Affiliates of Ares Management, L.P. (3)	929,454	58.85%	1,152,504	(4)	72.97%

CPP Investment Board (USRE) Inc. (5)	929,454	58.85%	706,404		44.72%

Norman Axelrod (6)	235	0.01%	235		0.01%

Nora Aufreiter (6)	235	0.01%	235		0.01%

Phillip Bourguignon (6)	235	0.01%	235		0.01%

Adam Brotman (6)(7)	235	0.01%	235		0.01%

David Kaplan (8)	—	—	—		—

Dennis Gies (8)	—	—	—		—

Scott Nishi (9)	—	—	—		—

Graeme Eadie (9)	—	—	—		—

Karen W. Katz (6)	44,102	2.72%	44,102		2.72%

James J. Gold (6)	18,083	1.13%	18,083		1.13%

John E. Koryl (6) (10)	11,353	0.71%	11,353		0.71%

Carrie M. Tharp (6)	611	0.04%	611		0.04%

T. Dale Stapleton (6)	2,132	0.13%	2,132		0.13%

Michael Fung	—	—	—		—

Donald T. Grimes	—	—	—		—

Joshua G. Schulman (6)	3,407	0.22%	3,407		0.22%

All current executive officers and directors as a group (17 persons) (11)	—	—	—		—

(1)	Except as otherwise noted, the address of each beneficial owner is c/o Neiman Marcus, 1618 Main Street, Dallas, Texas 75201.

(2)
Pursuant to the terms of the Stockholders Agreement, each of our Sponsors has the right to designate three members of the Parent Board and to jointly designate two independent members of the Parent Board, in each case for so long as they or their respective affiliates own at least 25% of the shares of Class A Common Stock that they owned as of the closing of the Acquisition. Each stockholder that is a party to the Stockholders Agreement has agreed to vote their shares of Parent common stock in favor of such designees. The Stockholders Agreement also contains significant transfer restrictions and certain rights of first offer, tag-along rights, and drag-along rights. As a result, each of our Sponsors may be deemed to be the beneficial owner of the Class A Common Stock and Class B Common Stock directly owned by the other parties to the Stockholders Agreement, including the other Sponsor. While our Sponsors have shared beneficial ownership of the shares of Parent common stock directly owned by the other parties to the Stockholders Agreement, each of our Sponsors expressly disclaims beneficial ownership of the shares of Class A Common Stock and Class B Common Stock directly held by the other Sponsor, and, as a result, such shares have not been included in the table above for purposes of calculating the number of shares beneficially owned by affiliates of Ares Management, L.P. ("Ares Management") or CPP Investment Board (USRE) Inc.
For additional detail regarding the Stockholders Agreement, see “Certain Relationships and Related Transactions, and Director Independence—Stockholders Agreement.”

(3)
Represents shares of Parent common stock held directly by Ares Corporate Opportunities Fund III, L.P. ("ACOF III"), Ares Corporate Opportunities Fund IV, L.P. ("ACOF IV") and ACOF Mariposa Holdings LLC ("ACOF Mariposa"). The manager of ACOF III is ACOF Operating Manager III, LLC ("ACOF Operating Manager III"), and the sole member of ACOF Operating Manager III is Ares Management LLC. The manager of ACOF IV is ACOF Operating Manager IV, LLC ("ACOF Operating Manager IV"), and the sole member of ACOF Operating Manager IV is Ares Management LLC. The manager of ACOF Mariposa is ACOF IV.

The sole member of Ares Management LLC is Ares Management Holdings L.P. ("Ares Management Holdings") and the general partner of Ares Management Holdings is Ares Holdco LLC ("Ares Holdco"). The sole member of Ares Holdco is Ares Holdings Inc. ("Ares Holdings"), whose sole stockholder is Ares Management. The general partner of Ares Management is Ares Management GP LLC ("Ares Management GP") and the sole member of Ares Management GP is Ares Partners Holdco LLC ("Ares Partners" and, together with ACOF III, ACOF IV, ACOF Mariposa, ACOF Operating Manager III, ACOF Operating Manager IV, Ares Management LLC, Ares Management Holdings, Ares Holdco, Ares Holdings, Ares Management, and Ares Management GP, the "Ares Entities"). Ares Partners is managed by a board of managers, which is composed of Michael Arougheti, R. Kipp deVeer, David Kaplan, Antony Ressler and Bennett Rosenthal. Decisions by Ares Partners’ board of managers generally are made by a majority of the members, which majority, subject to certain conditions, must include Antony Ressler. Each of the Ares Entities (other than each of ACOF III, ACOF IV and ACOF Mariposa with respect to the shares held directly by it) and the members of Ares Partners’ board of managers and the other directors, officers, partners, stockholders, members and managers of the Ares Entities expressly disclaims beneficial ownership of the shares of Parent common stock. The address of each Ares Entity is 2000 Avenue of the Stars, 12th Floor, Los Angeles, California 90067.

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

(6)
Consists of (i) shares of Class A Common Stock and Class B Common Stock issuable upon the exercise of options which are currently exercisable or which will become exercisable within 60 days of September 21, 2017 and (ii) in the case of Ms. Katz, Messrs. Gold and Koryl, Ms. Tharp and Mr. Stapleton, outstanding restricted shares of Class A Common Stock and Class B Common Stock , all of which shares are subject to the provisions of the Stockholders Agreement. In the case of Ms. Aufreiter and Messrs. Axelrod and Bourguignon, excludes shares of Class A Common Stock and Class B Common Stock held directly by such persons and in which such persons have a pecuniary interest but that are deemed to be beneficially owned by our Sponsors by virtue of the Stockholders Agreement.

(7)	Mr. Brotman’s address is c/o of Starbucks, 2401 Utah Avenue S, Seattle, Washington 98134.

(8)
The address of Messrs. Kaplan and Gies is c/o Ares Management LLC, 2000 Avenue of the Stars, 12th Floor, Los Angeles, California 90067. Mr. Kaplan is a Senior Partner of Ares Management GP and a Senior Partner of Ares Management, Co-Head of its Private Equity Group and a member of its board of managers. Mr. Gies is a Principal in the Private Equity Group of Ares Management. Messrs. Kaplan and Gies each expressly disclaim beneficial ownership of the shares of Parent common stock owned by the Ares Entities.

(9)
The address of Messrs. Eadie and Nishi is c/o Canada Pension Plan Investment Board, One Queen Street East, Suite 2600, Toronto, ON, M5C 2W5. Mr. Eadie is Senior Managing Director at CPPIB Equity. Mr. Nishi is a Principal at CPPIB Equity. Messrs. Eadie and Nishi each expressly disclaim beneficial ownership of the shares of Parent common stock owned by CPP Investment Board (USRE) Inc.

(10)	Mr. Koryl's shares of Class A Common Stock and Class B Common Stock and options to purchase shares of Class A Common Stock and Class B Common Stock are held by trusts for the benefit of his family.

(11)
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
Management Services Agreements

Upon completion of the Acquisition, NMG and Parent entered into management services agreements, dated as of October 25, 2013, among NMG, Parent and affiliates of our Sponsors (the "Management Services Agreements"). Under each of the Management Services Agreements, affiliates of our Sponsors provide NMG and Parent with certain management and financial services. In exchange for such services, NMG and Parent have agreed to reimburse affiliates of our Sponsors for certain expenses and provide customary indemnification. For fiscal year 2017, $61,598 was reimbursed to affiliates of Ares and $54,955 was reimbursed to affiliates of CPPIB.

Senior Secured Term Loan Facility
Upon the closing of the Acquisition, we entered into the Senior Secured Term Loan Facility, under which various funds affiliated with Ares, one of our Sponsors, are lenders. As of July 29, 2017, these affiliated funds had term loans in the amount of $10.5 million. In fiscal year 2017, an aggregate of $0.3 million in principal and $1.7 million in interest was paid to affiliates of Ares in respect of amounts borrowed under the Senior Secured Term Loan Facility, the largest amount of principal on term loans held by affiliates of Ares during this period was $48.3 million and interest on these borrowings accrued at a weighted average rate of 4.26% per year. As of July 29, 2017, borrowings under the Senior Secured Term Loan Facility accrued interest at a rate of 4.47% per year.
Director Independence
Though not formally considered by the Parent Board because we are not a listed issuer, we have evaluated the independence of the members of the Parent Board using the independence standards of the New York Stock Exchange. We believe that Ms. Aufreiter and Messrs. Axelrod, Bourguignon, Brotman, Eadie, Gies, Kaplan and Nishi are independent directors within the meaning of the listing standards of the New York Stock Exchange.
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

Principal Accounting Fees and Services

Audit Fees.  The aggregate fees billed for the audits of the Company’s annual financial statements for the fiscal years ended July 29, 2017 and July 30, 2016 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q were $1,514,000 and $1,574,000, respectively.

Audit-Related Fees.  The aggregate fees billed for audit-related services for the fiscal years ended July 29, 2017 and July 30, 2016 were $70,000 and $112,000, respectively. These fees related to accounting research and consultation services.

Tax Fees.  The aggregate fees billed for tax services for the fiscal years ended July 29, 2017 and July 30, 2016 were $636,000 and $552,000, respectively. These fees are related to tax compliance and planning.

All Other Fees.  The aggregate fees billed for all other services not included above for the fiscal years ended July 29, 2017 and July 30, 2016 totaled approximately $210,000 and $293,000, respectively.  These fees primarily related to permitted advisory services.

The Audit Committee has considered and concluded that the provision of permissible non-audit services is compatible with maintaining our independent registered public accounting firm’s independence.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report.

1.	Financial Statements

The list of financial statements required by this item is set forth in Item 8.

2.	Index to Financial Statement Schedules

Page Number
Report of Independent Registered Public Accounting Firm	F-3
Schedule II—Valuation and Qualifying Accounts and Reserves	103

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
Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 27, 2016.

10.6	Employment Agreement, dated as of October 25, 2013, by and among The Neiman Marcus Group LLC, the Company and Karen Katz.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 29, 2013.

10.7	Employment Agreement between The Neiman Marcus Group LLC and Donald T. Grimes effective as of June 15, 2015.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on June 3, 2015.

10.8	Consulting Agreement, dated November 25, 2016, by and among The Neiman Marcus Group LLC, Neiman Marcus Group, Inc. and Michael Fung.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on November 25, 2016.

10.9	Employment Agreement, dated as of October 25, 2013, by and among The Neiman Marcus Group LLC, the Company and James J. Gold.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 29, 2013.

10.10	NM Mariposa Holdings, Inc. Management Equity Incentive Plan dated October 25, 2013.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 29, 2013.

10.11	First Amendment to Neiman Marcus Group, Inc. (f/k/a NM Mariposa Holdings, Inc.) Management Equity Incentive Plan.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on November 2, 2016.

10.12	Form of Neiman Marcus Group, Inc. Co-Invest Options Non-Qualified Stock Option Agreement pursuant to the Neiman Marcus Group, Inc. Management Equity Incentive Plan.	Filed herewith.

10.13	Form of Neiman Marcus Group, Inc. Time-Vested Option Non-Qualified Stock Option Agreement pursuant to the Neiman Marcus Group, Inc. (NM Mariposa Holdings, Inc.) Management Equity Incentive Plan.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 29, 2013.

10.14
Form of Neiman Marcus Group, Inc. Performance-Vested Option Non-Qualified Stock Option Agreement pursuant to the Neiman Marcus Group, Inc. (f/k/a NM Mariposa Holdings, Inc.) Management Equity Incentive Plan.
Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 29, 2013.

10.15	Form of Restricted Stock Agreement pursuant to the Neiman Marcus Group, Inc. Management Equity Incentive Plan.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on November 2, 2016.

10.16	Form of Restricted Stock Agreement pursuant to the Neiman Marcus Group, Inc. Management Equity Incentive Plan by and between Neiman Marcus Group, Inc. and Karen W. Katz.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on November 2, 2016.

10.17	Second Amended and Restated Credit Card Program Agreement, dated as of July 15, 2013, by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., and Capital One, National Association. (1)	Incorporated herein by reference to the Company’s Amendment No. 1 to the Form S-1 Registration Statement dated August 7, 2013.

10.18	Second Amended and Restated Servicing Agreement, dated as of July 15, 2013, between The Neiman Marcus Group, Inc. and Capital One, National Association. (1)	Incorporated herein by reference to the Company’s Amendment No. 1 to the Form S-1 Registration Statement dated August 7, 2013.

10.19	Form of Confidentiality, Non-Competition and Termination Benefits Agreement by and between The Neiman Marcus Group, Inc. and certain eligible key employees.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2011.

10.20
Form of Amendment to the Confidentiality, Non-Competition and Termination Benefits Agreement effective as of January 1, 2009 by and between The Neiman Marcus Group, Inc., a Delaware corporation, and certain eligible key employees.
Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.21	The Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan amended and restated effective January 1, 2008.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 26, 2008.

10.22	Amendment No. 1 effective as of January 1, 2008 to The Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.23	Amendment No. 2 effective as of July 16, 2009 to The Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan.	Filed herewith.

10.24	The Neiman Marcus Group, Inc. Supplemental Executive Retirement Plan as amended and restated effective January 1, 2009.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.25	Amendment No. 1 to The Neiman Marcus Group, Inc. Supplemental Executive Retirement Plan dated July 17, 2010.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

10.26	The Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2008.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2008.

10.27	Amendment No. 1 effective January 1, 2008 to the Amended and Restated Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.28	Amendment No. 2 to the Amended and Restated Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan dated July 17, 2010.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

10.29	Amendment No. 3 to the Amended and Restated Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan dated December 16, 2010.	Filed herewith.

10.30	Management Services Agreement, dated October 25, 2013, by and among NM Mariposa Holdings, Inc., The Neiman Marcus Group, Inc. and ACOF Operating Manager III, LLC.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2014.

10.31	Management Services Agreement, dated October 25, 2013, by and among NM Mariposa Holdings, Inc., The Neiman Marcus Group, Inc. and ACOF Operating Manager IV, LLC.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2014.

10.32	Management Services Agreement, dated October 25, 2013, by and among NM Mariposa Holdings, Inc., The Neiman Marcus Group, Inc. and CPPIB Equity Investments Inc.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2014.

10.33	Director Services Agreement, dated January 29, 2014, by and between NM Mariposa Holdings, Inc. and Nora Aufreiter.	Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended February 1, 2014.

10.34	Director Services Agreement, dated April 30, 2014, by and between NM Mariposa Holdings, Inc. and Philippe Bourguignon.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2014.

10.35	Director Services Agreement, dated April 30, 2014, by and between NM Mariposa Holdings, Inc. and Adam Brotman.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2014.

12.1	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

14.1	The Neiman Marcus Group, Inc. Code of Ethics and Conduct.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2013.

14.2	The Neiman Marcus Group, Inc. Code of Ethics for Financial Professionals.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

21.1	Subsidiaries of the Company.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certifications of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith electronically.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith electronically.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically.

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

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under our supervision and with the participation of other key members of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of July 29, 2017. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting.

KAREN W. KATZ
President and Chief Executive Officer

T. DALE STAPLETON
Interim Chief Financial Officer, Senior Vice President and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of Neiman Marcus Group LTD LLC

We have audited the accompanying consolidated balance sheets of Neiman Marcus Group LTD LLC (the "Company") as of July 29, 2017 and July 30, 2016, and the related consolidated statements of operations, comprehensive loss, cash flows and member equity for each of the three fiscal years in the period ended July 29, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neiman Marcus Group LTD LLC at July 29, 2017 and July 30, 2016, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended July 29, 2017 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, the Company changed its method for testing goodwill for impairment as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". Our opinion is not modified with respect to this matter.

/S/ ERNST & YOUNG LLP

Dallas, Texas
October 10, 2017

NEIMAN MARCUS GROUP LTD LLC
CONSOLIDATED BALANCE SHEETS

(in thousands, except units)	July 29, 2017	July 30, 2016

ASSETS
Current assets:
Cash and cash equivalents	$49,239	$61,843
Credit card receivables	38,836	38,813
Merchandise inventories	1,153,657	1,125,325
Other current assets	137,118	108,065
Total current assets	1,378,850	1,334,046

Property and equipment, net	1,586,961	1,588,121
Favorable lease commitments, net	930,585	985,534
Other definite-lived intangible assets, net	401,081	451,722
Tradenames	1,499,750	1,807,246
Goodwill	1,880,894	2,072,818
Other long-term assets	25,395	17,401
Total assets	$7,703,516	$8,256,888

LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$316,830	$317,736
Accrued liabilities	456,937	492,646
Current portion of long-term debt	29,426	29,426
Total current liabilities	803,193	839,808

Long-term liabilities:
Long-term debt, net of debt issuance costs	4,675,540	4,584,281
Deferred income taxes	1,156,833	1,296,793
Deferred real estate credits and deferred financing obligations	201,892	127,618
Other long-term liabilities	399,406	465,257
Total long-term liabilities	6,433,671	6,473,949

Membership unit (1 unit issued and outstanding at July 29, 2017 and July 30, 2016)	—	—
Member capital	1,587,086	1,584,216
Accumulated other comprehensive loss	(63,431)	(115,841)
Accumulated deficit	(1,057,003)	(525,244)
Total member equity	466,652	943,131
Total liabilities and member equity	$7,703,516	$8,256,888

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal year ended
(in thousands)	July 29, 2017	July 30, 2016	August 1, 2015

Revenues	$4,705,993	$4,949,472	$5,095,087
Cost of goods sold including buying and occupancy costs (excluding depreciation)	3,220,027	3,322,508	3,305,478
Selling, general and administrative expenses (excluding depreciation)	1,129,309	1,117,928	1,162,075
Income from credit card program	(60,082)	(60,648)	(52,769)
Depreciation expense	225,463	226,868	185,550
Amortization of intangible assets	50,769	57,011	82,953
Amortization of favorable lease commitments	53,262	54,178	54,327
Other expenses	29,730	27,127	39,474
Impairment charges	510,736	466,155	—

Operating earnings (loss)	(453,221)	(261,655)	317,999

Interest expense, net	295,668	285,596	289,923

Earnings (loss) before income taxes	(748,889)	(547,251)	28,076

Income tax expense (benefit)	(217,130)	(141,141)	13,127

Net earnings (loss)	$(531,759)	$(406,110)	$14,949

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal year ended
(in thousands)	July 29, 2017	July 30, 2016	August 1, 2015

Net earnings (loss)	$(531,759)	$(406,110)	$14,949

Other comprehensive earnings (loss):
Foreign currency translation adjustments, before tax	9,297	(2,663)	(21,910)
Change in unrealized gain (loss) on financial instruments, before tax	14,306	(11,266)	(3,076)
Reclassification of realized loss on financial instruments to earnings, before tax	6,615	576	—
Change in unrealized loss on unfunded benefit obligations, before tax	52,832	(91,828)	(24,737)
Tax effect related to items of other comprehensive earnings (loss)	(30,640)	40,568	15,924
Total other comprehensive earnings (loss)	52,410	(64,613)	(33,799)

Total comprehensive loss	$(479,349)	$(470,723)	$(18,850)

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended
(in thousands)	July 29, 2017	July 30, 2016	August 1, 2015

CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$(531,759)	$(406,110)	$14,949
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	354,004	362,629	347,390
Impairment charges	510,736	466,155	—
Deferred income taxes	(171,152)	(102,841)	(69,736)
Payment-in-kind interest	16,599	—	—
Other	(3,244)	(11,945)	17,712
	175,184	307,888	310,315
Changes in operating assets and liabilities:
Merchandise inventories	(25,852)	29,046	(52,641)
Other current assets	(30,357)	(20,758)	(17,314)
Accounts payable and accrued liabilities	1,268	(43,877)	(45,756)
Deferred real estate credits	37,431	38,293	34,708
Funding of defined benefit pension plan	(10,700)	—	—
Net cash provided by operating activities	146,974	310,592	229,312

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(204,636)	(301,445)	(270,468)
Acquisition of MyTheresa	—	(896)	(181,727)
Net cash used for investing activities	(204,636)	(302,341)	(452,195)

CASH FLOWS - FINANCING ACTIVITIES
Borrowings under senior secured asset-based revolving credit facility	889,000	555,000	530,000
Repayment of borrowings under senior secured asset-based revolving credit facility	(791,000)	(520,000)	(400,000)
Repayment of borrowings under senior secured term loan facility	(29,426)	(29,426)	(29,427)
Payment of contingent earn-out obligation	(22,857)	(27,185)	—
Debt issuance costs paid	(5,359)	—	(265)
Net cash provided by (used for) financing activities	40,358	(21,611)	100,308

Effect of exchange rate changes on cash and cash equivalents	4,700	2,229	(927)

CASH AND CASH EQUIVALENTS
Decrease during the period	(12,604)	(11,131)	(123,502)
Beginning balance	61,843	72,974	196,476
Ending balance	$49,239	$61,843	$72,974

Supplemental Schedule of Cash Flow Information
Cash paid (received) during the period for:
Interest	$286,746	$268,657	$267,368
Income taxes	$(42,264)	$(19,207)	$85,203
Non-cash - investing and financing activities:
Property and equipment acquired through developer financing obligations	$50,799	$46,124	$—
Contingent earn-out obligation incurred in connection with acquisition of MyTheresa	$—	$—	$50,043

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONSOLIDATED STATEMENTS OF MEMBER EQUITY

(in thousands)	Member capital	Accumulated other comprehensive earnings (loss)	Retained earnings (deficit)	Total member equity

Balance at August 2, 2014	$1,584,106	$(17,429)	$(134,083)	$1,432,594
Comprehensive loss:
Net earnings	—	—	14,949	14,949
Foreign currency translation adjustments, net of tax of ($5,024)	—	(16,886)	—	(16,886)
Adjustments for fluctuations in fair market value of financial instruments, net of tax of ($1,204)	—	(1,872)	—	(1,872)
Change in unfunded benefit obligations, net of tax of ($9,696)	—	(15,041)	—	(15,041)
Total comprehensive loss				(18,850)
Balance at August 1, 2015	1,584,106	(51,228)	(119,134)	1,413,744
Stock option exercises and other	110	—	—	110
Comprehensive loss:
Net loss	—	—	(406,110)	(406,110)
Foreign currency translation adjustments, net of tax of ($381)	—	(2,282)	—	(2,282)
Adjustments for fluctuations in fair market value of financial instruments, net of tax of ($4,416)	—	(6,850)	—	(6,850)
Reclassification to earnings, net of tax of $226	—	350	—	350
Change in unfunded benefit obligations, net of tax of ($35,997)	—	(55,831)	—	(55,831)
Total comprehensive loss				(470,723)
Balance at July 30, 2016	1,584,216	(115,841)	(525,244)	943,131
Stock option exercises and other	2,870	—	—	2,870
Comprehensive loss:
Net loss	—	—	(531,759)	(531,759)
Foreign currency translation adjustments, net of tax of $1,729	—	7,568	—	7,568
Adjustments for fluctuations in fair market value of financial instruments, net of tax of $5,608	—	8,698	—	8,698
Reclassification to earnings, net of tax of $2,593	—	4,022	—	4,022
Change in unfunded benefit obligations, net of tax of $20,710	—	32,122	—	32,122
Total comprehensive loss				$(479,349)
Balance at July 29, 2017	$1,587,086	$(63,431)	$(1,057,003)	$466,652

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

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks. All references to (i) fiscal year 2017 relate to the fifty-two weeks ended July 29, 2017, (ii) fiscal year 2016 relate to the fifty-two weeks ended July 30, 2016 and (iii) fiscal year 2015 relate to the fifty-two weeks ended August 1, 2015.

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

 Cash and Cash Equivalents.  Cash and cash equivalents primarily consist of cash on hand in our stores, deposits with banks and overnight investments with banks and financial institutions. Cash equivalents are stated at cost, which approximates fair value. Our cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable includes outstanding checks not yet presented for payment of $39.6 million at July 29, 2017 and $47.4 million at July 30, 2016.

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise. These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold. The amounts of vendor allowances we receive fluctuate based partially on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during fiscal years 2017, 2016 or 2015. We received vendor allowances of $83.6 million, or 1.8% of revenues, in fiscal year 2017, $100.8 million, or 2.0% of revenues, in fiscal year 2016 and $94.8 million, or 1.9% of revenues, in fiscal year 2015.

We obtain certain merchandise, primarily precious jewelry, on a consignment basis to expand our product assortment. Consignment merchandise held by us with a cost basis of $393.1 million at July 29, 2017 and $416.5 million at July 30, 2016 is not reflected in our Consolidated Balance Sheets.

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

We assess the recoverability of the carrying values of our store assets, consisting of property and equipment, customer lists and favorable lease commitments, annually and upon the occurrence of certain events. The recoverability assessment with respect to our long-lived assets is performed at the store level. This assessment is based upon the comparison of the undiscounted cash flows anticipated to be generated from the store to the net carrying value of the store assets. To the extent the undiscounted store-level cash flows are not sufficient to recover the net carrying value of the store assets, the assets are impaired and written down to their estimated fair value based upon discounted future cash flows. Based upon the review of our store-level assets, we identified certain property and equipment, other definite-lived intangible assets and favorable lease commitments to be impaired by $4.8 million in fiscal year 2017 and $38.1 million in fiscal year 2016.

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

 Intangible Assets Subject to Amortization. Favorable lease commitments are amortized straight-line over the remaining lives of the leases, ranging from four to 55 years (weighted average life of 30 years) from the Acquisition date. Our definite-lived intangible assets, which primarily consist of customer lists, are amortized using accelerated methods which reflect the pattern in which we receive the economic benefit of the asset, currently estimated at six to 16 years (weighted average life of 13 years) from the respective acquisition dates.

Total amortization of all intangible assets recorded in connection with acquisitions for the next five fiscal years is currently estimated as follows (in thousands):

2018	$97,960
2019	94,943
2020	88,247
2021	82,321
2022	82,473

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
If the recorded carrying value of the tradename exceeds its estimated fair value, an impairment charge is recorded to write the tradename down to its estimated fair value. Based upon the review of our tradenames in fiscal years 2017 and 2016, we determined certain of our tradenames were impaired and recorded impairment charges aggregating $309.7 million in fiscal year 2017 and $228.9 million in fiscal year 2016.

 Pursuant to current accounting guidance related to the testing of goodwill for impairment adopted in the fourth quarter of fiscal year 2017, the assessment of the recoverability of the goodwill associated with our Neiman Marcus, Bergdorf Goodman and MyTheresa reporting units involves the comparison of the estimated enterprise fair value of each of our reporting units to its recorded carrying value.  We estimate the enterprise fair value based on discounted cash flow techniques (Level 3 determination of fair value).  Significant inputs to the valuation model include:

•	estimated future cash flows;

•	growth assumptions for future revenues as well as future gross margin rates, expense rates, capital expenditures and other estimates; and

•	rate, based on our estimated weighted average cost of capital, used to discount our estimated future cash flow projections to their present value (or estimated fair value).
If the recorded carrying value of a reporting unit exceeds its estimated enterprise fair value, an impairment charge is recorded to goodwill for the amount by which the carrying amount exceeds the reporting unit's fair value. Based upon the review of our recorded goodwill balances, we determined that certain of our goodwill balances were impaired and recorded impairment charges aggregating $196.2 million in fiscal year 2017.

Prior to the adoption of the new accounting guidance, our assessment process involved a second step in which we allocated the enterprise fair value to the fair value of the reporting unit's net assets. Any enterprise value in excess of amounts allocated to such net assets represented the implied fair value of goodwill for that reporting unit. If the carrying value of goodwill for a reporting unit exceeded the implied fair value of goodwill, an impairment charge was recorded to write goodwill down to its fair value. The assessment performed in the fourth quarter of fiscal year 2016 was performed utilizing the two-step process. Based on this process, we determined that certain of our goodwill balances were impaired and recorded impairment charges aggregating $199.2 million in fiscal year 2016.

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

 We typically receive cash allowances from developers related to the construction of our stores.  We record these allowances as deferred real estate credits, which we recognize as a reduction of rent expense on a straight-line basis over the lease term beginning with the date we take possession of the leased asset.  We received construction allowances aggregating $37.4 million in fiscal year 2017, $38.3 million in fiscal year 2016 and $34.7 million in fiscal year 2015.

In some cases, a developer will construct a retail store to our requirements pursuant to a lease agreement between the developer and the Company. Typically, the lease agreement provides for the construction and financing of the store shell by the developer and our subsequent construction and financing of the interior finish-out of the store. Since we are involved in the construction of the leased store in these types of arrangements, we must consider the nature and extent of our involvement during the construction period which, in some cases, may result in us being deemed the accounting owner of the construction project. In such cases, ASC Topic 840, Leases, ("ASC Topic 840") requires that we record an asset for the developer's construction costs related to the store shell (included in construction in progress) and recognize an offsetting deferred financing obligation. Upon completion of the project, we perform a sale-leaseback analysis to determine if these assets and the related financing obligation can be derecognized from our Consolidated Balance Sheets. Capitalized costs incurred by a developer aggregated $96.9 million at July 29, 2017 and $46.1 million at July 30, 2016 related to a retail store under construction.

Benefit Plans.  We sponsor a defined benefit pension plan ("Pension Plan"), an unfunded supplemental executive retirement plan ("SERP Plan") which provides certain employees additional pension benefits and a postretirement plan providing eligible employees limited postretirement health care benefits ("Postretirement Plan"). In calculating our obligations and related expense, we make various assumptions and estimates, after consulting with outside actuaries and advisors.  The annual determination of expense involves calculating the estimated total benefits ultimately payable to plan participants.  We utilize a spot rate methodology in the estimation of the interest cost component of net periodic benefit cost, which uses the individual spot rates along the yield curve corresponding to benefit payments. The Pension Plan, SERP Plan and

Postretirement Plan are valued as of the end of each fiscal year. As of the third quarter of fiscal year 2010, benefits offered to all employees under our Pension Plan and SERP Plan were frozen.

 Significant assumptions related to the calculation of our obligations include the discount rates used to calculate the present value of benefit obligations to be paid in the future, the expected long-term rate of return on assets held by the Pension Plan and the health care cost trend rate for the Postretirement Plan, as more fully described in Note 11.  We review these assumptions annually based upon currently available information, including information provided by our actuaries.

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

Derivative Financial Instruments.  We enter into derivative financial instruments, primarily interest rate swap and cap agreements, to hedge the variability of our cash flows related to a portion of our floating rate indebtedness.  The derivative financial instruments are recorded at estimated fair value at each balance sheet date and included in assets or liabilities in our Consolidated Balance Sheets.

Revenues.  Revenues include sales of merchandise and services and delivery and processing revenues related to merchandise sold. Revenues are recognized at the later of the point of sale or the delivery of goods to the customer. Revenues associated with gift cards are recognized at the time of redemption by the customer. Revenues exclude sales taxes collected from our customers.

Delivery and processing revenues were $58.7 million in fiscal year 2017, $50.6 million in fiscal year 2016 and $50.1 million in fiscal year 2015.

Revenues are reduced when customers return goods previously purchased. We maintain reserves for anticipated sales returns primarily based on our historical trends related to returns by our customers. Our reserves for anticipated sales returns were $47.0 million at July 29, 2017 and $45.3 million at July 30, 2016.

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

We receive allowances from certain merchandise vendors in connection with compensation programs for employees who sell the vendors’ merchandise. These allowances are netted against the related compensation expenses that we incur. Amounts received from vendors related to compensation programs were $62.4 million, or 1.3% of revenues, in fiscal year 2017, $70.3 million, or 1.4% of revenues, in fiscal year 2016 and $76.4 million, or 1.5% of revenues, in fiscal year 2015.

Consistent with industry practice, we receive advertising allowances from certain of our merchandise vendors. Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media and digital media.  Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned.  Advertising allowances were approximately $50.1 million, or 1.1% of revenues, in fiscal year 2017, $54.8 million, or 1.1% of revenues, in fiscal year 2016 and $55.0 million, or 1.1% of revenues, in fiscal year 2015.

We incur costs to advertise and promote the merchandise assortment offered through our store and online operations.  We expense advertising costs for print media costs and promotional materials mailed to our customers at the time of mailing to the customer.  We amortize the costs of print catalogs during the periods we expect to generate revenues from such catalogs, generally three months. We expense the costs incurred to produce the photographic content on our websites, as well as website design and web marketing costs, as incurred.  Net marketing and advertising expenses were $183.0 million, or 3.9% of revenues, in fiscal year 2017, $178.9 million, or 3.6% of revenues, in fiscal year 2016 and $165.7 million, or 3.3% of revenues, in fiscal year 2015.

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

We receive payments from Capital One based on sales transacted on our proprietary credit cards.  These payments are based on the profitability of the credit card portfolio as determined under the Program Agreement and are impacted by a number of factors including credit losses incurred and our allocable share of the profits generated by the credit card portfolio, which in turn may be impacted by credit ratings as determined by various rating agencies.  In addition, we receive payments from Capital One for marketing and servicing activities we provide to Capital One. We recognize income from our credit card program when earned.

Additionally, beginning in July 2017, in accordance with the contractual provisions of the credit card program agreement, our allocable share of the profits generated by the credit card portfolio was reduced as a result of our current credit ratings by S&P and Moody's.

Gift Cards.  The gift cards sold to our customers have no stated expiration dates and, in some cases, are subject to actual and/or potential escheatment rights in various of the jurisdictions in which we operate.  Unredeemed gift cards were $45.5 million at July 29, 2017 and $44.3 million at July 30, 2016.

We recognized gift card breakage of $1.7 million in fiscal year 2017, $1.3 million in fiscal year 2016 and $1.4 million in fiscal year 2015 as a component of revenues.

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

Newly Adopted Accounting Pronouncements.  In April 2015, the Financial Accounting Standards Board (the "FASB") issued guidance related to the accounting for cloud computing arrangements. Under this guidance, if a cloud computing arrangement includes a software license, the software license element should be accounted for in a manner consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. We adopted this guidance in the first quarter of fiscal year 2017 on a prospective basis. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

In January 2017, the FASB issued guidance to simplify how an entity is required to test goodwill for impairment. The new standard allows (i) entities to perform annual, or interim, goodwill impairment testing by comparing the reporting unit's fair value with its carrying amount and (ii) recognize impairment charges for the amount by which the carrying amount exceeds the reporting unit’s fair value. Pursuant to prior guidance, a goodwill impairment loss was determined by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill, an entity had to perform procedures to determine the fair value of its assets and liabilities at the impairment testing date consistent with procedures that are required in determining the fair value of assets acquired and liabilities assumed in a business combination. We adopted this guidance in fiscal year 2017 on a prospective basis in connection with our assessment of the recoverability of the carrying values of our indefinite-lived intangible assets and goodwill. Prior to adopting this guidance, our assessment process involved a second step in which we allocated the enterprise fair value to the fair value of the reporting unit's net assets. Any enterprise value in excess of amounts allocated to such net assets represented the implied fair value of goodwill for that reporting unit. If the carrying value of goodwill for a reporting unit exceeded the implied fair value of goodwill, an impairment charge was recorded to write goodwill down to its fair value. The assessment performed in the fourth quarter of fiscal year 2016 was performed utilizing the two-step process.

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

In May 2014, the FASB issued guidance to clarify the principles for revenue recognition. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes previous revenue recognition guidance. While our evaluation of the impact of adopting this standard is ongoing, we believe the new guidance will impact our accounting for sales returns, our loyalty program and certain promotional programs. This new guidance is effective for us no earlier than the first quarter of fiscal year 2019.

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

In August 2017, the FASB issued guidance to simplify how hedge accounting arrangements are accounted for and presented in the financial statements, including the assessment of hedge effectiveness. Under the new standard, all changes in the value of the hedging instrument included in the assessment of effectiveness will be recorded in other comprehensive income and reclassified to earnings in the same income statement line item when the hedged item affects earnings. This new guidance is effective for us as of the first quarter of fiscal year 2020.

With respect to each of the recent accounting pronouncements described above, we are currently evaluating which application methods to adopt and the impact of adopting these new accounting standards on our Consolidated Financial Statements.

NOTE 2. MYTHERESA ACQUISITION

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. The operations of MyTheresa are conducted primarily through the mytheresa.com website. The purchase price paid to acquire MyTheresa, net of cash acquired, was $181.7 million, which was financed through a combination of cash and debt. In addition, the MyTheresa purchase agreement contained contingent earn-out payments to the sellers aggregating up to €55.0 million based on operating performance for calendar years 2015 and 2016. In March 2017, we paid $26.9 million, or €25.5 million, to the sellers related to calendar year 2016 (of which $22.9 million, or €18.1 million, represented the acquisition date fair value of the obligation). In April 2016, we paid $29.8 million, or €26.5 million, to the sellers related to calendar year 2015 (of which $27.2 million, or €21.6 million, represented the acquisition date fair value of the obligation). As of July 29, 2017, the Company has no further obligation related to the contingent earn-out payments to the sellers of MyTheresa. MyTheresa results of operations are included in our consolidated results of operations beginning in the second quarter of fiscal year 2015.

NOTE 3. FAIR VALUE MEASUREMENTS

The following table shows the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis in our Consolidated Balance Sheets:

(in thousands)	Fair Value Hierarchy	July 29, 2017	July 30, 2016

Assets:
Interest rate swaps (included in other long-term assets)	Level 2	$3,628	$—

Liabilities:
Interest rate swaps (included in other long-term liabilities)	Level 2	—	13,167
Contingent earn-out obligation (included in accrued liabilities)	Level 3	—	26,264
Stock-based award liability (included in other long-term liabilities)	Level 3	1,344	5,500

The fair value of the interest rate swaps is estimated using industry standard valuation models using market-based observable inputs, including interest rate curves.

The fair value of the contingent earn-out obligation incurred in connection with the acquisition of MyTheresa was estimated as of the acquisition date using a valuation model that measured the present value of the probable cash payments based upon the forecasted operating performance of MyTheresa and a discount rate that captured the risk associated with the obligation. We updated our assumptions based on new developments and adjusted the carrying value of the obligation to its estimated fair value at each reporting date. As of July 29, 2017, the Company has no further earn-out obligations.

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

The carrying values of cash and cash equivalents, credit card receivables and accounts payable approximate fair value due to their short-term nature.  We determine the fair value of our long-term debt on a non-recurring basis, which results are summarized as follows:

		July 29, 2017		July 30, 2016
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Asset-Based Revolving Credit Facility	Level 2	$263,000	$263,000	$165,000	$165,000
Senior Secured Term Loan Facility	Level 2	2,839,633	2,113,766	2,869,059	2,705,896
Cash Pay Notes	Level 2	960,000	532,253	960,000	818,995
PIK Toggle Notes	Level 2	600,000	297,000	600,000	480,000
2028 Debentures	Level 2	122,677	87,490	122,463	120,325

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

NOTE 4.  PROPERTY AND EQUIPMENT, NET

The significant components of our net property and equipment are as follows:

(in thousands)	July 29, 2017	July 30, 2016

Land, buildings and improvements	$1,280,214	$1,237,568
Fixtures and equipment	914,489	699,469
Construction in progress	145,108	201,903
	2,339,811	2,138,940
Less: accumulated depreciation	752,850	550,819
Property and equipment, net	$1,586,961	$1,588,121

Included in construction in progress are $96.9 million at July 29, 2017 and $46.1 million at July 30, 2016 of capitalized costs incurred by a developer to construct the shell of a building that we will lease and operate as a retail store upon completion of construction. We are deemed to be the owner of the building shell for accounting purposes and are therefore required to recognize an asset for a developer's construction costs related to the store shell and an offsetting deferred financing obligation.

NOTE 5.  INTANGIBLE ASSETS, NET AND GOODWILL

The significant components of our intangible assets and goodwill are as follows:

(in thousands)	Favorable Lease Commitments	Other Definite-lived Intangible Assets	Tradenames	Goodwill

Balance at August 1, 2015	$1,040,440	$521,275	$2,036,847	$2,272,483
Amortization	(54,178)	(57,011)	—	—
Impairment of goodwill and intangible assets	(201)	(12,433)	(228,877)	(199,218)
Foreign currency translation adjustment	—	(109)	(724)	(447)
Write-offs related to facility closures and other	(527)	—	—	—
Balance at July 30, 2016	$985,534	$451,722	$1,807,246	$2,072,818
Amortization	(53,262)	(50,769)	—	—
Impairment of goodwill and intangible assets	(1,687)	—	(309,744)	(196,164)
Foreign currency translation adjustment	—	128	2,248	4,240
Balance at July 29, 2017	$930,585	$401,081	$1,499,750	$1,880,894

Total accumulated amortization at July 29, 2017	$200,438	$299,451

NOTE 6. IMPAIRMENT CHARGES

Since fiscal year 2016, we have experienced declines in our operating results and we believe our operating results have been adversely impacted by a number of factors including, among other things:

•	the volatility and uncertainty in domestic and global economic conditions and the resulting impact on the market for luxury merchandise;

•	the strength of the U.S. dollar against international currencies, most notably the Euro and British pound, and a resulting impact on tourism and spending by international customers in the U.S.; and

•
a significant and sustained decline in the global price for crude oil and the resulting impact on stakeholders in the oil and gas industries, particularly in the Texas markets in which we have a significant presence.

Based upon our assessment of current economic conditions, our expectations of future business conditions and trends, our projected revenues, earnings, and cash flows as well as other market factors such as the weighted average cost of capital and valuation multiples, we determined that impairment charges were required to state certain of our intangible and long-lived assets to their estimated fair value as follows:

	Fiscal year ended
(in thousands)	July 29, 2017	July 30, 2016
Tradenames	$309,744	$228,877
Goodwill	196,164	199,218
Property and equipment	3,141	25,426
Other definite-lived intangible assets	1,687	12,634
Total	$510,736	$466,155

We recorded impairment charges aggregating $466.2 million in fiscal year 2016. These impairment charges were driven primarily by revisions to our anticipated future operating trends in light of adverse economic and business trends existing as of the end of fiscal year 2016 and, to a lesser extent, increases in the weighted average cost of capital used in estimating the fair value of our tradenames and reporting units under a discounted cash flow model. These impairments related to certain of our tradenames, goodwill and long-lived assets primarily associated with our Neiman Marcus brand. Our assessment in fiscal year 2016 was performed prior to the adoption of new accounting guidance issued related to the testing of goodwill for impairment and utilized a second step wherein we allocated the enterprise fair value to the fair value of the reporting unit's net assets to determine the writedown of goodwill.

We recorded impairment charges aggregating $510.7 million in fiscal year 2017. These impairment charges were driven both by (i) changes in market conditions related to increases in the weighted average cost of capital and valuation multiples and (ii) further deterioration of operating trends during such periods. In fiscal year 2017, we recorded impairment charges of $153.8 million in the second quarter and $357.0 million in the fourth quarter. These impairment charges related to certain of our tradenames, goodwill and long-lived assets primarily associated with our Neiman Marcus and Bergdorf Goodman brands. Our assessment in fiscal year 2017 was performed subsequent to the adoption of new accounting guidance issued related to the testing of goodwill for impairment as discussed in Note 1 under "— Newly Adopted Accounting Pronouncements".

We continue to undertake initiatives to help drive revenues and streamline business activities and will continue to closely monitor our financial condition and results of operations. However, there is a risk that we may continue to experience challenging economic conditions and operating pressures, which in turn could increase the risk of additional impairment charges in future periods.

NOTE 7.  ACCRUED LIABILITIES

The significant components of accrued liabilities are as follows:

(in thousands)	July 29, 2017	July 30, 2016

Accrued salaries and related liabilities	$64,293	$66,009
Amounts due customers	140,330	132,805
Self-insurance reserves	36,545	36,197
Interest payable	31,935	59,781
Sales returns reserves	47,006	45,336
Sales taxes payable	28,811	26,688
Contingent earn-out obligation	—	26,264
Other	108,017	99,566
Total	$456,937	$492,646

NOTE 8.  LONG-TERM DEBT

The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	July 29, 2017	July 30, 2016

Asset-Based Revolving Credit Facility	variable	$263,000	$165,000
Senior Secured Term Loan Facility	variable	2,839,633	2,869,059
mytheresa.com Credit Facilities	2.25%/2.39%	—	—
Cash Pay Notes	8.00%	960,000	960,000
PIK Toggle Notes	8.75%/9.50%	600,000	600,000
2028 Debentures	7.125%	122,677	122,463
Total debt		4,785,310	4,716,522
Less: current portion of Senior Secured Term Loan Facility		(29,426)	(29,426)
Less: unamortized debt issuance costs		(80,344)	(102,815)
Long-term debt, net of debt issuance costs		$4,675,540	$4,584,281

Asset-Based Revolving Credit Facility.  At July 29, 2017, we have an Asset-Based Revolving Credit Facility with a maximum committed borrowing capacity of $900.0 million. The Asset-Based Revolving Credit Facility matures on July 25, 2021 (or July 25, 2020 if our obligations under our Senior Secured Term Loan Facility or any permitted refinancing thereof have not been repaid or the maturity date thereof has not been extended to October 25, 2021 or later).  At July 29, 2017, we had outstanding borrowings of $263.0 million under this facility, outstanding letters of credit of $1.8 million and unused commitments of $635.3 million, subject to a borrowing base, of which $90.0 million of such capacity is available to us subject to certain restrictions as more fully described below.

Availability under the Asset-Based Revolving Credit Facility is subject to a borrowing base.  The Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit (up to $150.0 million, with any such issuance of letters of credit reducing the amount available under the Asset-Based Revolving Credit Facility on a dollar-for-dollar basis) and for borrowings on same-day notice.  The borrowing base is equal to at any time the sum of (a) 90% of the net orderly liquidation value of eligible inventory, net of certain reserves, plus (b) 90% of the amounts owed by credit card processors in respect of eligible credit card accounts constituting proceeds from the sale or disposition of inventory, less certain reserves, plus (c) 100% of segregated cash held in a restricted deposit account. To the extent that excess availability is not equal to or greater than the greater of (a) 10% of the lesser of (1) the aggregate revolving commitments and (2) the borrowing base and (b) $50.0 million, we will be required to maintain a minimum fixed charge coverage ratio. Additional restrictions will apply if this condition is not met for five consecutive business days, including increased reporting requirements and additional administrative agent control rights over certain of our accounts. These restrictions will continue until the condition is satisfied and their imposition may limit our operational flexibility.

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

At July 29, 2017, borrowings under the Asset-Based Revolving Credit Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Deutsche Bank AG New York Branch (the administrative agent), (2) the federal funds effective rate plus ½ of 1.00% and (3) the adjusted one-month LIBOR plus 1.00% or (b) LIBOR, subject to certain adjustments, in each case plus an applicable margin of 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings at July 29, 2017.  The applicable margin is based on the average historical excess availability under the Asset-Based Revolving Credit Facility, and is up to 1.00% with respect to base rate borrowings and up to 2.00% with respect to LIBOR borrowings, in each case with one 0.25% step down based on achievement and maintenance of a certain senior secured first lien net leverage ratio (as defined in the credit agreement governing the Asset-Based Revolving Credit Facility). The weighted average interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 3.11% at July 29, 2017. In addition, we are required to pay a commitment fee in respect of unused commitments at a rate of up to 0.375% per annum.  We must also pay customary letter of credit fees and agency fees.

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

The Asset-Based Revolving Credit Facility is guaranteed by Holdings and each of our current and future direct and indirect wholly owned subsidiaries (subsidiary guarantors) other than (a) unrestricted subsidiaries, (b) certain immaterial subsidiaries, (c) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (d) certain holding companies of foreign subsidiaries, (e) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (f) any subsidiary that is prohibited by applicable law or contractual obligation from acting as a guarantor or which would require governmental approval to provide a guarantee. At July 29, 2017, the assets of non-guarantor subsidiaries, primarily (i) NMG Germany GmbH, through which we conduct the operations of MyTheresa, (ii) NMG International LLC, a holding company with respect to our foreign operations and (iii) Nancy Holdings LLC, which holds legal title to certain real property used by us in conducting our operations, aggregated

$416.0 million, or 5.4% of consolidated total assets. All obligations under the Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions described below, by substantially all of the assets of Holdings, the Company and the subsidiary guarantors, including:

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

•
a second-priority pledge of 100% of the Company’s capital stock and certain of the capital stock held by Holdings, the Company or any subsidiary guarantor (which pledge, in the case of any foreign subsidiary is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary); and

•
a second-priority security interest in, and mortgages on, a significant portion of the Company's owned real property and equipment and substantially all other tangible and intangible assets of Holdings, the Company and each subsidiary guarantor, but excluding, among other things, leasehold interests.

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

Senior Secured Term Loan Facility.  We have a credit agreement and related security and other agreements for the $2,950.0 million Senior Secured Term Loan Facility. At July 29, 2017, the outstanding balance under the Senior Secured Term Loan Facility was $2,839.6 million. The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

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

At July 29, 2017, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Credit Suisse AG (the administrative agent), (2) the federal funds effective rate plus ½ of 1.00% and (3) the adjusted one-month LIBOR plus 1.00%, or (b) an adjusted LIBOR (for a period equal to the relevant interest period, and in any event, never less than 1.00%), subject to certain adjustments, in each case plus an applicable margin.  The applicable margin is up to 2.25% with respect to base rate borrowings and up to 3.25% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on our senior secured first lien net leverage ratio.  The applicable margin with respect to outstanding LIBOR borrowings was 3.25% at July 29, 2017.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.47% at July 29, 2017.

Subject to certain exceptions and reinvestment rights, the Senior Secured Term Loan Facility requires that 100% of the net cash proceeds from certain asset sales and debt issuances and 50% (which percentage will be reduced to 25% if our senior secured first lien net leverage ratio, as defined in the credit agreement governing the Senior Secured Term Loan Facility, is equal to or less than 4.0 to 1.0 but greater than 3.5 to 1.0 and will be reduced to 0% if our senior secured first lien net leverage ratio is equal to or less than 3.5 to 1.0) from excess cash flow, as defined in the credit agreement governing the Senior Secured Term Loan Facility, for each of our fiscal years (commencing with the period ended July 26, 2015) must be used to prepay outstanding term loans under the Senior Secured Term Loan Facility at 100% of the principal amount to be prepaid, plus accrued and unpaid interest. We were not required to prepay any outstanding term loans pursuant to the annual excess cash flow requirements for fiscal years 2017 and 2016.

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

The Senior Secured Term Loan Facility is guaranteed by Holdings and each of our current and future subsidiary guarantors other than (a) unrestricted subsidiaries, (b) certain immaterial subsidiaries, (c) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (d) certain holding companies of foreign subsidiaries, (e) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (f) any subsidiary that is prohibited by applicable law or contractual obligation from acting as a guarantor or which would require governmental approval to provide a guarantee. At July 29, 2017, the assets of non-guarantor subsidiaries, primarily (i) NMG Germany GmbH, through which we conduct the operations of MyTheresa, (ii) NMG International LLC, a holding company with respect to our foreign operations and (iii) Nancy Holdings LLC, which holds legal title to certain real property used by us in conducting our operations, aggregated $416.0 million, or 5.4% of consolidated total assets. All obligations under the Senior Secured Term Loan Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions described below, by substantially all of the assets of Holdings, the Company and the subsidiary guarantors, including:

•
a first-priority pledge of 100% of the Company's capital stock and certain of the capital stock held by the Company, Holdings or any subsidiary guarantor (which pledge, in the case of any foreign subsidiary is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary);

•
a first-priority security interest in, and mortgages on, a significant portion of the Company's owned real property and equipment and substantially all other tangible and intangible assets of the Company, Holdings and each subsidiary guarantor, but excluding, among other things, leasehold interests and the collateral described below; and

•
a second-priority security interest in personal property consisting of inventory and related accounts, cash, deposit accounts, all payments received by the Company or the subsidiary guarantors from credit card clearinghouses and processors or otherwise in respect of all credit card charges for sales of inventory by the Company and the subsidiary guarantors, certain related assets and proceeds of the foregoing.

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

Cash Pay Notes.  The Company, along with Mariposa Borrower, Inc. as co-issuer, incurred indebtedness in the form of $960.0 million aggregate principal amount of 8.00% Senior Cash Pay Notes due 2021. Interest on the Cash Pay Notes is payable semi-annually in arrears on each April 15 and October 15.  The Cash Pay Notes are guaranteed by the same entities that guarantee the Senior Secured Term Loan Facility, other than Holdings.  The Cash Pay Notes are unsecured and the guarantees are full and unconditional.  At July 29, 2017, the redemption price at which we may redeem the Cash Pay Notes, in whole or in part, as set forth in the indenture governing the Cash Pay Notes, was 106.000%. The Cash Pay Notes mature on October 15, 2021.

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

PIK Toggle Notes.  The Company, along with Mariposa Borrower, Inc. as co-issuer, incurred indebtedness in the form of $600.0 million aggregate principal amount of 8.75%/9.50% Senior PIK Toggle Notes due 2021. The PIK Toggle Notes are guaranteed by the same entities that guarantee the Senior Secured Term Loan Facility, other than Holdings. The PIK Toggle Notes are unsecured and the guarantees are full and unconditional. At July 29, 2017, the redemption price at which we may redeem the PIK Toggle Notes, in whole or in part, as set forth in the indenture governing the PIK Toggle Notes, was 106.563%. The PIK Toggle Notes mature on October 15, 2021.

Interest on the PIK Toggle Notes is payable semi-annually in arrears on each April 15 and October 15.  Interest on the PIK Toggle Notes, subject to certain restrictions, may be paid (i) entirely in cash ("Cash Interest"), (ii) entirely by increasing the principal amount of the PIK Toggle Notes by the relevant interest payment amount ("PIK Interest"), or (iii) 50% in Cash Interest and 50% in PIK Interest.  Cash Interest on the PIK Toggle Notes accrues at a rate of 8.75% per annum.  PIK Interest on the PIK Toggle Notes accrues at a rate of 9.50% per annum. Interest on the PIK Toggle Notes was paid entirely in cash for the first seven interest payments. We elected to pay the October 2017 interest payment in the form of PIK Interest, which will result in the issuance of $28.5 million of additional PIK Toggle Notes in October 2017. We intend to elect to pay interest in the form of PIK Interest or partial PIK Interest on our semi-annual interest payment due in April 2018 and may additionally elect to do so with respect to the payment due in October 2018. If we elect PIK Interest or partial PIK Interest with respect to these interest payments, we must deliver a notice of such election to the trustee no later than one day prior to the beginning of the relevant semi-annual interest period. We will evaluate our financial position prior to each future interest period to determine the appropriate election at that time.

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

2028 Debentures.  NMG has outstanding $125.0 million aggregate principal amount of our 7.125% Senior Debentures due 2028.  The 2028 Debentures are secured by a first lien security interest on certain collateral subject to liens granted under the Senior Secured Credit Facilities constituting (a) (1) 100% of the capital stock of certain of NMG’s existing and future domestic subsidiaries, and (2) 100% of the non-voting stock and 65% of the voting stock of certain of NMG’s existing and future foreign subsidiaries and (b) a significant portion of NMG's owned real property, in each case, to the extent required by the terms of the indenture governing the 2028 Debentures. The 2028 Debentures contain covenants that restrict NMG’s ability to create liens and enter into sale and lease back transactions.  The collateral securing the 2028 Debentures will be released upon the release of liens on such collateral under the Senior Secured Credit Facilities and any other debt (other than the 2028 Debentures) secured by such collateral.  Capital stock and other securities of a subsidiary of NMG that are owned by NMG or any subsidiary will not constitute collateral under the 2028 Debentures to the extent such property does not constitute collateral under the Senior Secured Credit Facilities as described above.  The 2028 Debentures are guaranteed on an unsecured, senior basis by the Company.  The guarantee is full and unconditional.  The guarantee of the 2028 Debentures is subject to automatic release if the requirements for legal defeasance or covenant defeasance of the 2028 Debentures are satisfied, or if NMG’s obligations under the indenture governing the 2028 Debentures are discharged.  At July 29, 2017, our non-guarantor subsidiaries consisted principally of (i) Bergdorf Goodman, Inc., through which we conduct the operations of our Bergdorf Goodman stores; (ii) NM Nevada Trust, which holds legal title to certain real property and intangible assets used by us in conducting our operations; (iii) NMG Germany GmbH, through which we conduct the operations of MyTheresa; (iv) NMG International LLC, a holding company with respect to our foreign operations; and (v) Nancy Holdings LLC, which holds legal title to certain real property used by us in conducting our operations. The 2028 Debentures include certain restrictive covenants and a cross-acceleration provision in respect of any other indebtedness that has an aggregate principal amount exceeding $15.0 million.  The 2028 Debentures mature on June 1, 2028.
Mytheresa.com Credit Facilities. Our subsidiary mytheresa.com GmbH, through which we operate mytheresa.com, is party to two credit facility agreements (the "mytheresa.com Credit Facilities"). The first facility, entered into October 1, 2015, is a revolving credit line for up to €6.5 million in availability and bears interest at a fixed rate of 2.39% (until further notice) for any loan drawn under the overdraft facility and at rates to be agreed on a case-by-case basis for money market loans and guarantees. The second facility, entered into June 8, 2017, is a revolving credit line for up to €8.5 million in availability and bears interest at a fixed rate of 2.25% (until further notice) for any loan drawn under the overdraft facility and at rates to be agreed on a case-by-case basis for any other loans.
Both facilities are secured by certain inventory held by mytheresa.com GmbH and certain contractual claims. The facilities are not guaranteed by, and are non-recourse to, us or any of our U.S. subsidiaries or affiliates. Each facility contains restrictive covenants prohibiting mytheresa.com GmbH from distributing or making available loan proceeds to any affiliates including us or any of our other subsidiaries and requiring mytheresa.com GmbH to maintain a minimum economic equity ratio. The agreements also contain usual and customary events of default, the occurrence of which may result in all outstanding amounts under the facility agreements becoming due and payable immediately. There is no scheduled amortization under either facility and neither facility has a specified maturity date. However, each lender may terminate its respective facility at any time provided that mytheresa.com GmbH is given a customary reasonable opportunity to secure alternative financing.
As of July 29, 2017, mytheresa.com GmbH had no outstanding borrowings, guarantees of $1.2 million, or €1.1 million, and unused commitments of $15.9 million, or €13.9 million.
Maturities of Long-term Debt.  At July 29, 2017, annual maturities of long-term debt during the next five fiscal years and thereafter are as follows (in millions):

2018	$29.4
2019	29.4
2020	29.4
2021	3,014.4
2022	1,560.0
Thereafter	122.7

The previous table does not reflect future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

Interest Expense, net. The significant components of interest expense are as follows:

	Fiscal year ended
(in thousands)	July 29, 2017	July 30, 2016	August 1, 2015

Asset-Based Revolving Credit Facility	$7,022	$3,104	$1,463
Senior Secured Term Loan Facility	130,129	124,775	125,558
mytheresa.com Credit Facilities	58	23	8
Cash Pay Notes	76,800	76,800	76,800
PIK Toggle Notes	53,810	52,500	52,500
2028 Debentures	8,906	8,906	8,906
Amortization of debt issue costs	24,510	24,572	24,560
Capitalized interest	(6,270)	(7,298)	(2,361)
Other, net	703	2,214	2,489
Interest expense, net	$295,668	$285,596	$289,923

NOTE 9.  DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps. At July 29, 2017, we had outstanding floating rate debt obligations of $3,102.6 million. In April and June of 2016, we entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,400.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness. These swap agreements hedge a portion of our contractual floating rate interest commitments related to our Senior Secured Term Loan Facility from December 2016 to October 2020. As a result of the April 2016 swap agreements, our effective interest rate as to $700.0 million of floating rate indebtedness will be fixed at 4.9120% from December 2016 through October 2020. As a result of the June 2016 swap agreements, our effective interest rate as to an additional $700.0 million of floating rate indebtedness will be fixed at 4.7395% from December 2016 to October 2020. The fair value of our interest rate swap agreements was a gain of $3.6 million at July 29, 2017, which amount is included in other long-term assets, and a loss of $13.2 million at July 30, 2016, which amount is included in other long-term liabilities. The interest rate swap agreements expire in October 2020.

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

In addition, we realize a gain or loss on our interest rate swap agreements in connection with each required interest payment on our floating rate indebtedness. The realized gains or losses effectively adjust the contractual interest requirements pursuant to the terms of our floating rate indebtedness to the interest requirements at the fixed rates established in the interest rate swap agreements. These realized gains or losses are reclassified to interest expense from accumulated other comprehensive loss.

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

A summary of the recorded amounts related to our interest rate swaps and interest rate caps reflected in our Consolidated Statements of Operations is as follows:

	Fiscal year ended
(in thousands)	July 29, 2017	July 30, 2016	August 1, 2015

Realized hedging losses related to interest rate swaps – included in net interest expense	$5,191	$—	$—
Realized hedging losses related to interest rate caps – included in net interest expense	1,424	576	—
Total	$6,615	$576	$—

The amount of losses recorded in other comprehensive loss at July 29, 2017 that is expected to be reclassified into interest expense in the next 12 months, if interest rates remain unchanged, is approximately $3.4 million.

NOTE 10.  INCOME TAXES

The significant components of income tax expense (benefit) are as follows:

	Fiscal year ended
(in thousands)	July 29, 2017	July 30, 2016	August 1, 2015

Current:
Federal	$(38,337)	$(36,557)	$73,928
State	(8,567)	(7,691)	7,955
Foreign	926	5,948	980
	(45,978)	(38,300)	82,863
Deferred:
Federal	(148,359)	(78,804)	(60,780)
State	(22,357)	(18,189)	(6,080)
Foreign	(436)	(5,848)	(2,876)
	(171,152)	(102,841)	(69,736)
Income tax expense (benefit)	$(217,130)	$(141,141)	$13,127

The significant components of earnings (loss) before income taxes are as follows:

	Fiscal year ended
(in thousands)	July 29, 2017	July 30, 2016	August 1, 2015

United States	$(752,705)	$(542,310)	$38,399
Foreign	3,816	(4,941)	(10,323)
Earnings (loss) before income taxes	$(748,889)	$(547,251)	$28,076

A reconciliation of income tax expense (benefit) to the amount calculated based on the federal and state statutory rates is as follows:

	Fiscal year ended
(in thousands)	July 29, 2017	July 30, 2016	August 1, 2015

Income tax expense (benefit) at statutory rate	$(262,111)	$(191,538)	$9,827
State income taxes, net of federal income tax benefit	(21,132)	(15,480)	1,235
Impact of non-deductible expenses, including goodwill impairment	64,875	64,372	3,330
Tax expense (benefit) related to tax settlements and other changes in tax liabilities	(2,022)	(554)	(555)
Impact of foreign tax differential	51	377	(706)
Unbenefitted losses of foreign subsidiary	703	1,444	—
Other	2,506	238	(4)
Total	$(217,130)	$(141,141)	$13,127
Effective tax rate	29.0%	25.8%	46.8%

Our effective income tax rates of 29.0% and 25.8% on the losses for fiscal years 2017 and 2016 were less than the federal statutory tax rate of 35%. No income tax benefits exist related to the goodwill impairment charges of $196.2 million recorded in fiscal year 2017 and $199.2 million recorded in fiscal year 2016. Excluding the impact of the goodwill impairment charges, our effective income tax rates were 39.3% for fiscal year 2017 and 40.6% for fiscal year 2016, which exceeded the federal statutory tax rate due primarily to state income taxes. Our effective income tax rate of 46.8% on the earnings for fiscal year 2015 exceeded the federal statutory tax rate due primarily to state income taxes and the non-deductible portion of transaction and other costs incurred in connection with the MyTheresa acquisition.

We have and intend to continue to reinvest all earnings generated by our foreign operations outside of the U.S. As such, no provision for federal or state income taxes is required as of July 29, 2017. If our intentions change or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings and our effective tax rate would increase. Determination of the unrecognized deferred tax liability that would be incurred if such amounts were repatriated, if any, is not practicable because the calculation is complex and subject to significant volatility.

Significant components of our net deferred income tax asset (liability) are as follows:

(in thousands)	July 29, 2017	July 30, 2016

Deferred income tax assets:
Accruals and reserves	$34,727	$31,628
Employee benefits	179,565	202,778
Other	72,882	36,406
Total deferred tax assets	$287,174	$270,812

Deferred income tax liabilities:
Inventory	$(13,264)	$(10,125)
Depreciation and amortization	(322,184)	(285,563)
Intangible assets	(1,083,459)	(1,241,497)
Other	(25,100)	(30,420)
Total deferred tax liabilities	(1,444,007)	(1,567,605)
Net deferred income tax liability	$(1,156,833)	$(1,296,793)

The net deferred tax liability of $1,156.8 million at July 29, 2017 decreased from $1,296.8 million at July 30, 2016.  This decrease of $140.0 million was comprised primarily of (i) $117.4 million decrease in deferred tax liabilities resulting from impairment charges incurred in connection with our tradenames and (ii) $38.3 million increase in deferred tax assets related to a federal net operating loss ("NOL") carryforward.

At July 29, 2017, the Company has gross U.S. federal NOLs of $97.7 million and credit carryforwards of $2.0 million. Gross state NOLs are $28.5 million and state credit carryforwards are $1.7 million. The federal NOLs and credit carryforwards will expire in 2037 while the state NOLs and credit carryforwards will expire beginning in 2021 through 2037, if not utilized. All NOLs are expected to be used prior to the end of the carryforward period. A gross net operating loss of $8.5 million exists in the foreign jurisdiction of Luxembourg. A full valuation allowance has been set up against the Luxembourg NOL.

The Company assesses whether deferred tax assets should be recognized based upon the consideration of both positive and negative evidence. Although realization is not assured, the Company believes that the realization of the recognized deferred tax assets is more likely than not based on expectations of future taxable income.

At July 29, 2017, the gross amount of unrecognized tax benefits was $2.2 million ($1.4 million of which would impact our effective tax rate, if recognized). We classify interest and penalties as a component of income tax expense (benefit) and our liability for accrued interest and penalties was $0.4 million at July 29, 2017 and $0.4 million at July 30, 2016. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(in thousands)	July 29, 2017	July 30, 2016

Balance at beginning of fiscal year	$3,661	$1,854
Gross amount of decreases for prior year tax positions	(3,005)	(1,290)
Gross amount of increases for current year tax positions	1,533	3,097
Balance at end of fiscal year	$2,189	$3,661

We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Internal Revenue Service ("IRS") finalized its audits of our fiscal year 2012 and short-year 2013 (prior to the Acquisition) federal income tax returns. With respect to state, local and foreign jurisdictions, with limited exceptions, we are no longer subject to income tax audits for fiscal years before 2013.  We believe our recorded tax liabilities as of July 29, 2017 are sufficient to cover any potential assessments made by the IRS or other taxing authorities and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that adjustments to the amounts of our unrecognized tax benefits could occur within the next 12 months as a result of settlements with tax authorities or expiration of statutes of limitations.  At this time, we do not believe such adjustments will have a material impact on our Consolidated Financial Statements.

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

NOTE 11.  EMPLOYEE BENEFIT PLANS

Description of Benefit Plans.  We currently maintain defined contribution plans consisting of a retirement savings plan ("RSP") and a defined contribution supplemental executive retirement plan ("Defined Contribution SERP Plan").  As of January 1, 2011, employees may make pretax contributions to the RSP and we match an employee’s contribution up to a maximum of 6% of the employee’s compensation subject to statutory limitations for a potential maximum match of 75% of employee contributions.  We also sponsor an unfunded key employee deferred compensation plan, which provides certain employees with additional benefits.  Our aggregate expense related to these plans was approximately $27.7 million in fiscal year 2017, $28.0 million in fiscal year 2016 and $30.5 million in fiscal year 2015.

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

Our obligations for employee benefit plans, included in other long-term liabilities, are as follows:

(in thousands)	July 29, 2017	July 30, 2016
Pension Plan:
Projected benefit obligation	$620,900	$683,493
Less: Plan assets	(380,163)	(383,817)
Pension Plan, net	240,737	299,676

SERP Plan	112,739	118,484
Postretirement Plan	6,916	8,600
	360,392	426,760
Less: current portion	(7,803)	(7,345)
Long-term portion of benefit obligations	$352,589	$419,415

Benefit Obligations.  Our obligations for the Pension Plan, SERP Plan and Postretirement Plan are valued as of the end of each fiscal year.  Changes in our obligations pursuant to our Pension Plan, SERP Plan and Postretirement Plan during fiscal years 2017 and 2016 are as follows:

	Pension Plan		SERP Plan		Postretirement Plan
	Fiscal years		Fiscal years		Fiscal years
(in thousands)	2017	2016	2017	2016	2017	2016

Projected benefit obligations:
Beginning of year	$683,493	$612,762	$118,484	$111,157	$8,600	$9,121
Service cost	—	—	—	—	1	3
Interest cost	19,479	21,716	3,134	3,569	219	285
Actuarial (gain) loss	(56,329)	72,786	(3,270)	8,862	(1,006)	(193)
Benefits paid, net	(25,743)	(23,771)	(5,609)	(5,104)	(898)	(616)
End of year	$620,900	$683,493	$112,739	$118,484	$6,916	$8,600

Cost of Benefits.  The components of the expenses (income) we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Fiscal year ended
(in thousands)	July 29, 2017	July 30, 2016	August 1, 2015

Pension Plan:
Interest cost	$19,479	$21,716	$25,527
Expected return on plan assets	(21,323)	(23,229)	(24,935)
Net amortization of losses	2,653	—	—
Pension Plan expense (income)	$809	$(1,513)	$592

SERP Plan:
Interest cost	$3,134	$3,569	$4,505
Net amortization of losses	93	—	—
SERP Plan expense	$3,227	$3,569	$4,505

Postretirement Plan:
Service cost	$1	$3	$11
Interest cost	219	285	451
Net amortization of gains	(585)	(582)	(372)
Postretirement Plan expense (income)	$(365)	$(294)	$90

For purposes of determining pension expense, the expected return on plan assets is calculated using the market related value of plan assets.  The market related value of plan assets does not immediately recognize realized gains and losses.  Rather, these effects of realized gains and losses are deferred initially and amortized over three years in the determination of the market related value of plan assets.  At July 29, 2017, the market related value of plan assets exceeded the fair value by $12.4 million.

Actuarial Loss (Gain). Our projected benefit obligation is adjusted at the end of each fiscal year based upon updated assumptions as to discount rates (as further described below), differences between the actual and expected earnings on our Pension Plan assets, mortality assumptions and other factors. In fiscal year 2017, we decreased our obligations for our employee benefit plans for actuarial gains of $60.6 million ($36.8 million net of taxes) primarily as a result of increases in applicable discount rates and updates to our mortality assumptions.

Expected Benefit Payments. A summary of expected benefit payments related to our Pension Plan, SERP Plan and Postretirement Plan is as follows:

	Pension	SERP	Postretirement
(in thousands)	Plan	Plan	Plan

Fiscal year 2018	$28,299	$7,271	$532
Fiscal year 2019	29,578	7,070	490
Fiscal year 2020	30,708	7,193	439
Fiscal year 2021	31,856	7,297	448
Fiscal year 2022	32,958	7,350	427
Fiscal years 2023-2027	177,469	35,680	2,034

Pension Plan Assets and Investment Valuations. Changes in the assets held by our Pension Plan in fiscal years 2017 and 2016 are as follows:

	Fiscal years
(in thousands)	2017	2016

Fair value of assets at beginning of year	$383,817	$394,150
Actual return on assets	11,389	13,438
Benefits paid	(25,743)	(23,771)
Contributions	10,700	—
Fair value of assets at end of year	$380,163	$383,817

The Pension Plan’s investments are stated at fair value or estimated fair value, as more fully described below.  Purchases and sales of securities are recorded on the trade date.  Interest income is recorded on the accrual basis.  Dividends are recorded on the ex-dividend date.

Assets held by our Pension Plan are invested in accordance with the provisions of our approved investment policy.  The Pension Plan’s strategic asset allocation was structured to reduce volatility through diversification and enhance return to approximate the amounts and timing of the expected benefit payments.  The asset allocation for our Pension Plan at the end of fiscal years 2017 and 2016 and the target allocation for fiscal year 2018, by asset category, are as follows:

	Pension Plan
		Allocation at	Allocation at
	Target Allocation	July 31, 2017	July 31, 2016

Equity securities	60%	60%	59%
Fixed income securities	40%	40%	41%
Total	100%	100%	100%

Pension Plan investments in mutual funds and U.S. government securities are classified as Level 1 investments within the fair value hierarchy. Investments in mutual funds and U.S. government securities are valued at fair value based on quoted market prices at year-end.

Pension Plan investments in corporate debt securities and certain other investments are classified as Level 2 investments within the fair value hierarchy.  Other Level 2 investments are valued using updated quotes from market makers or broker-dealers recognized as market participants, information from market sources integrating relative credit information, observed market movements and sector news, all of which are applied to pricing applications and models.

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

Hedge funds and limited partnership interests are redeemable at net asset value to the extent provided in the documentation governing the investments.  Redemption of these investments may be subject to restrictions including lock-up periods where no redemptions are allowed, restrictions on redemption frequency and advance notice periods for redemptions.  As of July 29, 2017, certain of these investments were subject to restrictions on redemption frequency, ranging from daily to every three years and certain of these investments are subject to advance notice requirements, ranging from three-day notification to 180-day notification.

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

The following tables set forth by level, within the fair value hierarchy, the Pension Plan’s assets at fair value as of July 29, 2017 and July 30, 2016.

	July 29, 2017
(in thousands)	Level 1	Level 2	Level 3	Total

Corporate debt securities	$—	$102,013	$—	$102,013
Mutual funds	22,096	—	—	22,096
U.S. government securities	26,041	—	—	26,041
Other	—	2,679	—	2,679
	$48,137	$104,692	$—

Investments measured at net asset value:
Common/collective trusts				66,156
Hedge funds				157,486
Limited partnership interests				3,692

Total investments at fair value				$380,163

	July 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Total

Corporate debt securities	$—	$96,389	$—	$96,389
Mutual funds	22,987	—	—	22,987
U.S. government securities	28,894	—	—	28,894
Other	—	7,442	—	7,442
	$51,881	$103,831	$—

Investments measured at net asset value:
Common/collective trusts				59,071
Hedge funds				165,003
Limited partnership interests				4,031

Total investments at fair value				$383,817

Funding Policy and Status.  Our policy is to fund the Pension Plan at or above the minimum level required by law.  In fiscal year 2017, we were required to contribute $10.7 million to the Pension Plan. In fiscal year 2016, we were not required to make contributions to the Pension Plan.  As of July 29, 2017, we believe we will be required to contribute $25.1 million to the Pension Plan in fiscal year 2018.

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

	July 31, 2017	July 31, 2016	July 31, 2015

Pension Plan:
Discount rate	3.80%	3.44%	4.30%
Expected long-term rate of return on plan assets	5.50%	5.50%	6.00%
SERP Plan:
Discount rate	3.69%	3.30%	4.15%
Postretirement Plan:
Discount rate	3.71%	3.33%	4.15%
Initial health care cost trend rate	8.50%	7.50%	7.50%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%

Discount Rate.  The assumed discount rate utilized is based on a spot rate methodology in the estimation of the interest cost component of net periodic benefit cost, which uses the individual spot rates along the yield curve corresponding to benefit payments. The discount rate is utilized principally in calculating the present values of our benefit obligations and related expenses.

Expected Long-Term Rate of Return on Plan Assets.  The assumed expected long-term rate of return on assets is the weighted average rate of earnings, net of investment and administrative expenses, expected on the funds invested or to be invested by the Pension Plan to provide for the plan’s obligations.  At July 29, 2017, the expected long-term rate of return on plan assets was 5.50%.  We estimate the expected average long-term rate of return on assets based on historical returns, our future asset performance expectations using currently available market and other data and the advice of our outside actuaries and advisors.  To the extent the actual rate of return on assets realized over the course of a year is greater than the assumed rate, that year’s annual pension expense is not affected.  Rather, this gain reduces future pension expense over a period of approximately 22 years.  To the extent the actual rate of return on assets is less than the assumed rate, that year’s annual pension expense is likewise not affected.  Rather, this loss increases pension expense over approximately 22 years.

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

NOTE 12.  COMMITMENTS AND CONTINGENCIES

Leases.  We lease certain property and equipment under various operating leases.  The leases provide for fixed monthly rentals and/or contingent rentals based upon sales in excess of stated amounts and normally require us to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs.  Generally, the leases have primary terms ranging from five to 99 years and include renewal options ranging from three to 80 years.

Rent expense and related occupancy costs under operating leases is as follows:

	Fiscal year ended
(in thousands)	July 29, 2017	July 30, 2016	August 1, 2015

Minimum rent	$81,700	$81,300	$73,700
Contingent rent	20,400	21,900	27,700
Other occupancy costs	18,200	18,300	16,500
Amortization of deferred real estate credits	(4,200)	(2,100)	(800)
Total rent expense	$116,100	$119,400	$117,100

Future minimum rental commitments (excluding renewal options) under non-cancelable leases for the next five fiscal years and thereafter are as follows (in thousands):

2018	$86,500
2019	83,900
2020	76,000
2021	71,300
2022	68,300
Thereafter	1,668,800

Employment and Consumer Class Actions Litigation.  In 2007, Bernadette Tanguilig filed a lawsuit in the Superior Court of California for San Francisco County alleging wrongful termination and retaliation arising from her refusal to sign the Company’s mandatory arbitration agreement. Ms. Tanguilig later filed several amendments to her complaint adding claims under the California Labor Code Private Attorneys General Act ("PAGA") and class action allegations of wage and hour violations. She also added Juan Carlos Pinela as an additional plaintiff. In December 2013, the Company filed a motion to dismiss Ms. Tanguilig’s claims based on her failure to bring her claims to trial within five years as required by California law. In February 2014, the Company’s motion was granted and Ms. Tanguilig’s claims were dismissed. Ms. Tanguilig appealed. Briefing is complete, and a judicial panel has been assigned. The parties have requested oral argument, but no date has been set.

In October 2011, the court ordered Mr. Pinela (a co-plaintiff in the Tanguilig case) to arbitrate his claims in accordance with the mandatory arbitration agreement. Mr. Pinela filed a demand for arbitration seeking to arbitrate both his individual and class claims, which the Company argued was in violation of the class action waiver in the arbitration agreement. This led to further proceedings in the trial court, a stay of the arbitration, and a decision by the trial court to reconsider and vacate its order compelling arbitration, which the Company appealed. In June 2015, the appellate court upheld the trial court’s denial of the Company’s motion to compel arbitration of Mr. Pinela’s claims. The Company’s petition for rehearing by the appellate court and petition for review by the California Supreme Court were denied, and the case was returned to the trial court. On December 10, 2015, the trial court issued a stay of the case pending the conclusion of the Tanguilig appeal, which remains in effect.

We recorded our currently estimable liabilities with respect to Ms. Tanguilig's employment class action litigation claims in fiscal year 2014, which amount was not material to our financial condition or results of operations. We will continue to evaluate the Tanguilig matter, and our recorded reserve for such matter, based on subsequent events, new information and future circumstances.

The National Labor Relations Board ("NLRB") has been pursuing a complaint alleging that the Mandatory Arbitration Agreement’s class action prohibition violates employees’ rights to engage in concerted activity. The administrative law judge issued a recommended decision and order finding that the Company's Arbitration Agreement and class action waiver violated the National Labor Relations Act, which were affirmed by the NLRB in August 2015. On August 12, 2015, we filed our petition for review of the NLRB's order with the U.S. Court of Appeals for the Fifth Circuit. This case is stayed while another similar case is pending before the U.S. Supreme Court.

On August 7, 2014, a putative class action complaint was filed against The Neiman Marcus Group LLC in Los Angeles County Superior Court by a customer, Linda Rubenstein, in connection with the Company's Last Call stores in California. Ms. Rubenstein alleges that the Company has violated various California consumer protection statutes by implementing a marketing and pricing strategy that suggests that clothing sold at Last Call stores in California was originally offered for sale at full-line Neiman Marcus stores when allegedly, it was not, and that the Company lacks adequate information to support its comparative pricing labels. In September 2014, we removed the case to the U.S. District Court for the Central District of California. After dismissing Ms. Rubenstein’s original and first amended complaint, the court dismissed her second amended complaint in its entirety in May 2015, without leave to amend, and Ms. Rubenstein appealed. In April 2017, the Court of Appeal reversed, holding that Ms. Rubenstein’s allegations were sufficient to proceed past the pleadings stage of litigation. The case has been transferred back to the district court and has a trial date of July 24, 2018. On September 7, 2017, the district court issued an order permitting Ms. Rubenstein to file a proposed Third Amended Complaint, which modifies the putative class period. Additionally, Ms. Rubenstein filed a motion for class certification, which is currently set for hearing on December 18, 2017.

The Company has several wage and hour putative class action matters pending in California. The earliest, filed in December 2015 and amended in February 2016, was filed against The Neiman Marcus Group, Inc. by Holly Attia and seven other named plaintiffs, seeking to certify a class of nonexempt employees for alleged violations for failure to pay overtime wages, failure to provide meal and rest breaks, failure to reimburse business expenses, failure to timely pay wages due at termination and failure to provide accurate itemized wage statements. Plaintiffs also allege derivative claims for restitution under California unfair competition law and a representative claim for penalties under PAGA, and all related damages for alleged violations (restitution, statutory penalties under PAGA, and attorneys' fees, interest and costs of suit). The case was removed to the U.S. District Court for the Central District of California in March 2016, and the Company filed a motion to compel arbitration and requested to stay the PAGA claim. In June 2016, the court granted the motion and compelled arbitration of the individual claims. The court retained jurisdiction of the PAGA claim and stayed that claim pending the outcome of arbitration. In October 2016, the court granted the plaintiffs' motion for reconsideration of the arbitration decision based on a recent decision by the Ninth Circuit Court of Appeals in Morris v. Ernst & Young, LLP, and reversed its order compelling arbitration. The Company appealed. The U.S. Supreme Court granted certiorari of the Morris decision, and the Ninth Circuit appeal is currently stayed pending the Supreme Court's decision. In June 2017, the district court stayed the entire case pending the Supreme Court’s decision in Morris.

On June 1, 2016, a PAGA representative action was filed against The Neiman Marcus Group, Inc. in the same court as Attia by Xuan Hien Nguyen pleading only PAGA claims and asserting the same factual allegations as the plaintiffs in Attia. The Company filed a motion to dismiss or to stay the case. In September 2016, the court granted the Company's motion and stayed the Nguyen case in light of Attia. At a status conference on September 5, 2017, the court maintained the stay and set a further status conference for November 8, 2017.

On July 28, 2016, former employee Milca Connolly also filed a representative action alleging only PAGA claims against The Neiman Marcus Group raising substantially identical claims to those raised in both Attia and Nguyen. The Company filed a motion to dismiss or stay the case in light of Attia and Nguyen. In November 2016, the court granted the Company's motion to stay the case. At a status conference on September 5, 2017, the court maintained the stay and set a further status conference for November 8, 2017.

On September 27, 2016, a dormant Illinois putative class action lawsuit, Catherine Ohle v. Neiman Marcus Group, originally filed in the Circuit Court of Cook County, was revived by an Illinois appeals court when it reversed a June 2014 trial court's order granting summary judgment to the Company and dismissing the matter in its entirety. In Ohle, the plaintiff alleged that the Company’s prior practice of conducting pre-employment credit checks of sales associates and considering credit history as a factor in its hiring decisions violated the Illinois Employee Credit Privacy Act. The appellate court reversed, holding that no exemption applied. The Company appealed the decision to the Illinois Supreme Court, and review was denied on January 25, 2017. The case was returned to the trial court for further proceedings. On September 19, 2017, the court granted final approval of a class settlement.

In addition, we are currently involved in various other legal actions and proceedings that arose in the ordinary course of business. With respect to the matters described above as well as all other current outstanding litigation involving us, we believe that any liability arising as a result of such litigation will not have a material adverse effect on our financial condition, results of operations or cash flows.

Cyber-Attack Class Actions Litigation. In January 2014, three class actions relating to a cyber-attack on our computer systems in 2013 (the "Cyber-Attack") were filed and later voluntarily dismissed by the plaintiffs between February and April 2014. The plaintiffs had alleged negligence and other claims in connection with their purchases by payment cards and sought monetary and injunctive relief. Three additional putative class actions relating to the Cyber-Attack were filed in March and April 2014, also alleging negligence and other claims in connection with plaintiffs’ purchases by payment cards. Two of the cases were voluntarily dismissed. The third case, Hilary Remijas v. The Neiman Marcus Group, LLC, was filed on March 12, 2014 in the U.S. District Court for the Northern District of Illinois. On June 2, 2014, an amended complaint in the Remijas case was filed, which added three plaintiffs (Debbie Farnoush and Joanne Kao, California residents; and Melissa Frank, a New York resident) and asserted claims for negligence, implied contract, unjust enrichment, violation of various consumer protection statutes, invasion of privacy and violation of state data breach laws. The Company moved to dismiss the Remijas amended complaint, and the court granted the Company's motion on the grounds that the plaintiffs lacked standing due to their failure to demonstrate an actionable injury. Plaintiffs appealed the district court's order dismissing the case to the Seventh Circuit Court of Appeals, and the Seventh Circuit Court of Appeals reversed the district court's ruling, remanding the case back to the district court. The Company filed a petition for rehearing en banc, which the Seventh Circuit Court of Appeals denied. The Company filed a motion for dismissal on other grounds, which the court denied. The parties jointly requested, and the court granted, an extension of time for filing a responsive pleading, which was due on December 28, 2016. On February 9, 2017, the court denied the parties' request for another extension of time, dismissed the case without prejudice, and stated that plaintiffs could file a motion to reinstate. On March 8, 2017, plaintiffs filed a motion to reinstate, which the court granted on March 16, 2017. On March 17, 2017, plaintiffs filed a motion seeking preliminary approval of a class action settlement resolving this action, which the court granted on June 21, 2017. The court set for October 26, 2017 as the date for a fairness hearing and consideration of final approval of the class action settlement. In September 2017, purported settlement class members filed two objections asking the court to deny final approval of the proposed settlement. The plaintiffs’ and the Company’s responses to the objections are due on October 19, 2017.

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

Other.  We had $1.8 million of irrevocable letters of credit and $3.4 million in surety bonds outstanding at July 29, 2017, relating primarily to merchandise imports and state sales tax and utility requirements.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss by component (amounts are recorded net of related income taxes):

(in thousands)	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Financial Instruments	Unfunded Benefit Obligations	Total

Balance, July 30, 2016	$(19,168)	$(9,326)	$(87,347)	$(115,841)
Other comprehensive earnings	7,568	8,698	32,122	48,388
Amounts reclassified from accumulated other comprehensive loss	—	4,022	—	4,022
Balance, July 29, 2017	$(11,600)	$3,394	$(55,225)	$(63,431)

The amounts reclassified from accumulated other comprehensive loss are recorded within interest expense on the Consolidated Statements of Operations.

NOTE 14.  STOCK-BASED AWARDS

Incentive Plans.  Parent established various incentive plans pursuant to which eligible employees, consultants and non-employee directors are eligible to receive stock-based awards.  Under the incentive plans, Parent is authorized to grant stock options, restricted stock and other types of awards that are valued in whole or in part by reference to, or are payable or otherwise based on, the shares of common stock of Parent. Charges with respect to options issued by Parent pursuant to the incentive plans are reflected by the Company in the preparation of our Consolidated Financial Statements.

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

On September 8, 2017, the Compensation Committee approved grants of non-qualified Co-Invest Options (the “New Co-Invest Options”) to certain continuing employees who previously held Co-Invest Options. The New Co-Invest Options have the effect of replacing the previous Co-Invest Options held by those employees, which were cancelled, and extending the expiration date to the tenth anniversary of the grant date. All other terms of the New Co-Invest Options remain unchanged from the terms of the cancelled Co-Invest Options.

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

A summary of our liabilities for our variable stock option awards is as follows:

	Fiscal year ended
(in thousands)	July 29, 2017	July 30, 2016

Balance at beginning of fiscal year	$5,500	$15,873
Stock option expense (benefit)	(2,337)	(10,373)
Reclassifications to equity	(2,995)	—
Balance at end of fiscal year	$168	$5,500

Outstanding Stock Options.  A summary of stock option activity is as follows:

	Fiscal year ended July 29, 2017
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at July 30, 2016	217,597	$881
Granted	9,971	1,000
Exercised	(609)	180
Forfeited	(30,543)	1,004
Outstanding at July 29, 2017	196,416	$854	5.1
Options exercisable at end of fiscal year	95,131	$692	3.4

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

We use the Black-Scholes option-pricing model to determine the fair value of our options as of the date of grant. We used the following assumptions to estimate the fair value for stock options at the grant date:

	Fiscal year ended
	July 29, 2017	July 30, 2016	August 1, 2015

Weighted average exercise price	$1,000	$1,205	$1,166
Weighted term in years	5	5	5
Weighted average volatility	31.43%	29.43%	30.20%
Risk-free interest rate	1.27% - 1.88%	1.33%	1.55% - 1.63%
Dividend yield	—	—	—
Weighted average fair value	$149	$341	$343

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

At July 29, 2017, the recorded liability with respect to unvested restricted shares was $1.2 million at July 29, 2017.

Outstanding Restricted Shares.  A summary of restricted share activity is as follows:

	Fiscal year ended July 29, 2017
	Shares	Weighted Average Grant-Date Fair Value
Outstanding at July 30, 2016	—	$—
Granted	26,954	768
Forfeited	(5,599)	768
Outstanding at July 29, 2017	21,355	$768

Stock Compensation Expense (Benefit). The following table summarizes our stock-based compensation expense (benefit):

	Fiscal year ended
(in thousands)	July 29, 2017	July 30, 2016	August 1, 2015
Stock compensation expense (benefit):
Stock options	$(2,337)	$(10,373)	$83
Restricted stock	1,177	—	—
Total	$(1,160)	$(10,373)	$83

NOTE 15. REVENUES

The following table represents our revenues by merchandise category as a percentage of revenues:

	Fiscal year ended
	July 29, 2017	July 30, 2016	August 1, 2015

Women’s Apparel	32%	32%	32%
Women’s Shoes, Handbags and Accessories	29	28	28
Men’s Apparel and Shoes	12	12	12
Cosmetics and Fragrances	12	11	11
Designer and Precious Jewelry	9	10	10
Home Furnishings and Decor	5	5	5
Other	1	2	2
	100%	100%	100%

NOTE 16. OTHER EXPENSES

Other expenses consists of the following components:

	Fiscal year ended
(in thousands)	July 29, 2017	July 30, 2016	August 1, 2015

Expenses incurred in connection with strategic initiatives	$21,347	$24,318	$11,644
MyTheresa acquisition costs	3,286	4,443	19,414
Expenses related to Cyber-Attack, net of insurance recoveries	1,500	1,032	4,078
Net gain from facility closure	—	(5,577)	—
Other expenses	3,597	2,911	4,338
Total	$29,730	$27,127	$39,474

We incurred professional fees and other costs aggregating $21.3 million in fiscal year 2017, $24.3 million in fiscal year 2016 and $11.6 million in fiscal year 2015 in connection with review of our resources and organizational processes ("Organizing for Growth"), implementation of our integrated merchandising and distribution system ("NMG One") and the evaluation of potential strategic alternatives. In connection with Organizing for Growth, we eliminated approximately 315 positions in fiscal year 2017 and approximately 500 positions in fiscal year 2016 across our stores, divisions and facilities. We incurred severance costs of $7.2 million in fiscal year 2017 and $10.2 million in fiscal year 2016.

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. Acquisition costs consisted primarily of professional fees as well as adjustments of our earn-out obligations to estimated fair value at each reporting date. The final earn-out obligation was paid in March 2017.

We discovered in January 2014 that malicious software was clandestinely installed on our computer systems. In fiscal years 2017, 2016 and 2015, we incurred investigative, legal and other expenses in connection with the Cyber-Attack. We expect to incur ongoing costs related to the Cyber-Attack for the foreseeable future. Such expenses are not currently estimable but could be material to our future results of operations.

In the third quarter of fiscal year 2016, we recorded a $5.6 million net gain related to the closure and relocation of our regional service center in New York.

NOTE 17.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (with respect to NMG's obligations under the Senior Secured Credit Facilities, Cash Pay Notes and PIK Toggle Notes)

All of NMG’s obligations under the Senior Secured Credit Facilities are guaranteed by Holdings and our current and future direct and indirect wholly owned subsidiaries, subject to exceptions as more fully described in Note 8.  All of NMG's obligations under the Cash Pay Notes and the PIK Toggle Notes are guaranteed by the same entities that guarantee the Senior Secured Credit Facilities, other than Holdings. Currently, the Company’s non-guarantor subsidiaries under the Senior Secured Credit Facilities, Cash Pay Notes and PIK Toggle Notes consist principally of (i) NMG Germany GmbH, through which we conduct the operations of MyTheresa, (ii) NMG International LLC, a holding company with respect to our foreign operations and (iii) Nancy Holdings LLC, which holds legal title to certain real property used by us in conducting our operations and described below under "— Results of Operations and Financial Condition of Unrestricted Subsidiaries". The non-guarantor subsidiary Nancy Holdings LLC had no assets or operations prior to March 10, 2017.

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

	July 29, 2017
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$28,301	$649	$20,289	$—	$49,239
Credit card receivables	—	35,091	—	3,745	—	38,836
Merchandise inventories	—	915,910	151,193	86,554	—	1,153,657
Other current assets	—	125,853	9,956	1,896	(587)	137,118
Total current assets	—	1,105,155	161,798	112,484	(587)	1,378,850
Property and equipment, net	—	1,333,487	149,932	103,542	—	1,586,961
Intangible assets, net	—	509,757	2,249,290	72,369	—	2,831,416
Goodwill	—	1,338,844	414,402	127,648	—	1,880,894
Other long-term assets	—	23,705	1,690	—	—	25,395
Investments in subsidiaries	466,652	3,239,816	—	—	(3,706,468)	—
Total assets	$466,652	$7,550,764	$2,977,112	$416,043	$(3,707,055)	$7,703,516
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$288,079	$—	$28,751	$—	$316,830
Accrued liabilities	—	350,773	74,832	31,919	(587)	456,937
Current portion of long-term debt	—	29,426	—	—	—	29,426
Total current liabilities	—	668,278	74,832	60,670	(587)	803,193
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,675,540	—	—	—	4,675,540
Deferred income taxes	—	1,144,022	—	12,811	—	1,156,833
Other long-term liabilities	—	596,272	5,379	(353)	—	601,298
Total long-term liabilities	—	6,415,834	5,379	12,458	—	6,433,671
Total member equity	466,652	466,652	2,896,901	342,915	(3,706,468)	466,652
Total liabilities and member equity	$466,652	$7,550,764	$2,977,112	$416,043	$(3,707,055)	$7,703,516

	July 30, 2016
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$39,791	$936	$21,116	$—	$61,843
Credit card receivables	—	35,165	—	3,648	—	38,813
Merchandise inventories	—	917,138	145,518	62,669	—	1,125,325
Other current assets	—	94,498	15,082	1,256	(2,771)	108,065
Total current assets	—	1,086,592	161,536	88,689	(2,771)	1,334,046
Property and equipment, net	—	1,440,968	144,186	2,967	—	1,588,121
Intangible assets, net	—	566,084	2,605,413	73,005	—	3,244,502
Goodwill	—	1,412,146	537,263	123,409	—	2,072,818
Other long-term assets	—	15,153	2,248	—	—	17,401
Intercompany notes receivable	—	—	196,686	—	(196,686)	—
Investments in subsidiaries	943,131	3,541,121	—	—	(4,484,252)	—
Total assets	$943,131	$8,062,064	$3,647,332	$288,070	$(4,683,709)	$8,256,888
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$257,047	$37,082	$23,607	$—	$317,736
Accrued liabilities	—	373,108	70,488	51,821	(2,771)	492,646
Current portion of long-term debt	—	29,426	—	—	—	29,426
Total current liabilities	—	659,581	107,570	75,428	(2,771)	839,808
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,584,281	—	—	—	4,584,281
Intercompany notes payable	—	—	—	196,686	(196,686)	—
Deferred income taxes	—	1,285,829	—	10,964	—	1,296,793
Other long-term liabilities	—	589,242	3,633	—	—	592,875
Total long-term liabilities	—	6,459,352	3,633	207,650	(196,686)	6,473,949
Total member equity	943,131	943,131	3,536,129	4,992	(4,484,252)	943,131
Total liabilities and member equity	$943,131	$8,062,064	$3,647,332	$288,070	$(4,683,709)	$8,256,888

	Fiscal year ended July 29, 2017
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,708,882	$731,503	$265,608	$—	$4,705,993
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,534,910	512,362	172,755	—	3,220,027
Selling, general and administrative expenses (excluding depreciation)	—	921,195	133,108	75,006	—	1,129,309
Income from credit card program	—	(54,623)	(5,459)	—	—	(60,082)
Depreciation expense	—	205,993	16,214	3,256	—	225,463
Amortization of intangible assets and favorable lease commitments	—	54,640	46,379	3,012	—	104,031
Other expenses	—	28,015	—	1,715	—	29,730
Impairment charges	—	510,736	—	—	—	510,736
Operating earnings (loss)	—	(491,984)	28,899	9,864	—	(453,221)
Interest expense, net	—	295,717	—	(49)	—	295,668
Intercompany royalty charges (income)	—	150,719	(150,719)	—	—	—
Equity in loss (earnings) of subsidiaries	531,759	(189,041)	—	—	(342,718)	—
Earnings (loss) before income taxes	(531,759)	(749,379)	179,618	9,913	342,718	(748,889)
Income tax expense (benefit)	—	(217,620)	—	490	—	(217,130)
Net earnings (loss)	$(531,759)	$(531,759)	$179,618	$9,423	$342,718	$(531,759)
Total other comprehensive earnings (loss), net of tax	52,410	44,842	—	7,568	(52,410)	52,410
Total comprehensive earnings (loss)	$(479,349)	$(486,917)	$179,618	$16,991	$290,308	$(479,349)

	Fiscal year ended July 30, 2016
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,963,977	$783,689	$201,806	$—	$4,949,472
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,660,197	532,796	129,515	—	3,322,508
Selling, general and administrative expenses (excluding depreciation)	—	923,379	135,741	58,808	—	1,117,928
Income from credit card program	—	(55,070)	(5,578)	—	—	(60,648)
Depreciation expense	—	205,011	20,858	999	—	226,868
Amortization of intangible assets and favorable lease commitments	—	58,347	47,983	4,859	—	111,189
Other expenses	—	22,283	—	4,844	—	27,127
Impairment charges	—	466,155	—	—	—	466,155
Operating earnings (loss)	—	(316,325)	51,889	2,781	—	(261,655)
Interest expense, net	—	285,381	(8,080)	8,295	—	285,596
Intercompany royalty charges (income)	—	150,285	(150,285)	—	—	—
Equity in loss (earnings) of subsidiaries	406,110	(204,639)	—	—	(201,471)	—
Earnings (loss) before income taxes	(406,110)	(547,352)	210,254	(5,514)	201,471	(547,251)
Income tax expense (benefit)	—	(141,242)	—	101	—	(141,141)
Net earnings (loss)	$(406,110)	$(406,110)	$210,254	$(5,615)	$201,471	$(406,110)
Total other comprehensive earnings (loss), net of tax	(64,613)	(62,331)	—	(2,282)	64,613	(64,613)
Total comprehensive earnings (loss)	$(470,723)	$(468,441)	$210,254	$(7,897)	$266,084	$(470,723)

	Fiscal year ended August 1, 2015
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$4,127,954	$844,459	$122,674	$—	$5,095,087
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,677,767	542,474	85,237	—	3,305,478
Selling, general and administrative expenses (excluding depreciation)	—	975,259	148,270	38,546	—	1,162,075
Income from credit card program	—	(47,434)	(5,335)	—	—	(52,769)
Depreciation expense	—	163,737	21,133	680	—	185,550
Amortization of intangible assets and favorable lease commitments	—	82,185	50,933	4,162	—	137,280
Other expenses	—	31,881	—	7,593	—	39,474
Operating earnings (loss)	—	244,559	86,984	(13,544)	—	317,999
Interest expense, net	—	287,941	(165)	2,147	—	289,923
Intercompany royalty charges (income)	—	148,678	(148,678)	—	—	—
Equity in loss (earnings) of subsidiaries	(14,949)	(222,032)	—	—	236,981	—
Earnings (loss) before income taxes	14,949	29,972	235,827	(15,691)	(236,981)	28,076
Income tax expense (benefit)	—	15,023	—	(1,896)	—	13,127
Net earnings (loss)	$14,949	$14,949	$235,827	$(13,795)	$(236,981)	$14,949
Total other comprehensive earnings (loss), net of tax	(33,799)	(16,913)	—	(16,886)	33,799	(33,799)
Total comprehensive earnings (loss)	$(18,850)	$(1,964)	$235,827	$(30,681)	$(203,182)	$(18,850)

	Fiscal year ended July 29, 2017
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$(531,759)	$(531,759)	$179,618	$9,423	$342,718	$(531,759)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	285,143	62,593	6,268	—	354,004
Impairment charges	—	510,736	—	—	—	510,736
Deferred income taxes	—	(172,611)	—	1,459	—	(171,152)
Payment-in-kind interest	—	16,599	—	—	—	16,599
Other	—	(5,172)	2,400	(472)	—	(3,244)
Intercompany royalty income payable (receivable)	—	150,719	(150,719)	—	—	—
Equity in loss (earnings) of subsidiaries	531,759	(189,041)	—	—	(342,718)	—
Changes in operating assets and liabilities, net	—	59,095	(67,800)	(19,505)	—	(28,210)
Net cash provided by (used for) operating activities	—	123,709	26,092	(2,827)	—	146,974
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	—	(171,372)	(26,379)	(6,885)	—	(204,636)
Investment in subsidiaries	—	(27,042)	—	27,042	—	—
Net cash provided by (used for) investing activities	—	(198,414)	(26,379)	20,157	—	(204,636)
CASH FLOWS - FINANCING ACTIVITIES
Borrowings under Asset-Based Revolving Credit Facility	—	889,000	—	—	—	889,000
Repayment of borrowings	—	(820,426)	—	—	—	(820,426)
Payment of contingent earn-out obligation	—	—	—	(22,857)	—	(22,857)
Debt issuance costs paid	—	(5,359)	—	—	—	(5,359)
Net cash provided by (used for) financing activities	—	63,215	—	(22,857)	—	40,358
Effect of exchange rate changes on cash and cash equivalents	—	—	—	4,700	—	4,700
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	(11,490)	(287)	(827)	—	(12,604)
Beginning balance	—	39,791	936	21,116	—	61,843
Ending balance	$—	$28,301	$649	$20,289	$—	$49,239

	Fiscal year ended July 30, 2016
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$(406,110)	$(406,110)	$210,254	$(5,615)	$201,471	$(406,110)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	287,930	68,841	5,858	—	362,629
Impairment charges	—	466,155	—	—	—	466,155
Deferred income taxes	—	(97,167)	—	(5,674)	—	(102,841)
Other	—	(18,505)	(8,663)	15,223	—	(11,945)
Intercompany royalty income payable (receivable)	—	150,285	(150,285)	—	—	—
Equity in loss (earnings) of subsidiaries	406,110	(204,639)	—	—	(201,471)	—
Changes in operating assets and liabilities, net	—	126,863	(74,438)	(49,721)	—	2,704
Net cash provided by (used for) operating activities	—	304,812	45,709	(39,929)	—	310,592
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(254,094)	(45,479)	(1,872)	—	(301,445)
Acquisition of MyTheresa	—	—	—	(896)	—	(896)
Investment in subsidiaries	—	(30,204)	—	30,204	—	—
Net cash provided by (used for) investing activities	—	(284,298)	(45,479)	27,436	—	(302,341)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Asset-Based Revolving Credit Facility	—	555,000	—	—	—	555,000
Repayment of borrowings	—	(549,426)	—	—	—	(549,426)
Payment of contingent earn-out obligation	—	—	—	(27,185)	—	(27,185)
Intercompany notes payable (receivable)	—	(39,459)	—	39,459	—	—
Net cash provided by (used for) financing activities	—	(33,885)	—	12,274	—	(21,611)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	2,229	—	2,229
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	(13,371)	230	2,010	—	(11,131)
Beginning balance	—	53,162	706	19,106	—	72,974
Ending balance	$—	$39,791	$936	$21,116	$—	$61,843

	Fiscal year ended August 1, 2015
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$14,949	$14,949	$235,827	$(13,795)	$(236,981)	$14,949
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	270,482	72,066	4,842	—	347,390
Deferred income taxes	—	(62,143)	—	(7,593)	—	(69,736)
Other	—	(5,265)	1,821	21,156	—	17,712
Intercompany royalty income payable (receivable)	—	148,678	(148,678)	—	—	—
Equity in loss (earnings) of subsidiaries	(14,949)	(222,032)	—	—	236,981	—
Changes in operating assets and liabilities, net	—	11,467	(140,710)	48,240	—	(81,003)
Net cash provided by (used for) operating activities	—	156,136	20,326	52,850	—	229,312
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(248,286)	(20,988)	(1,194)	—	(270,468)
Acquisition of MyTheresa	—	—	—	(181,727)	—	(181,727)
Net cash provided by (used for) investing activities	—	(248,286)	(20,988)	(182,921)	—	(452,195)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Asset-Based Revolving Credit Facility	—	530,000	—	—	—	530,000
Repayment of borrowings	—	(429,427)	—	—	—	(429,427)
Intercompany notes payable (receivable)	—	(150,000)	—	150,000	—	—
Debt issuance costs paid	—	(265)	—	—	—	(265)
Net cash provided by (used for) financing activities	—	(49,692)	—	150,000	—	100,308
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(927)	—	(927)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	(141,842)	(662)	19,002	—	(123,502)
Beginning balance	—	195,004	1,368	104	—	196,476
Ending balance	$—	$53,162	$706	$19,106	$—	$72,974

Results of Operations and Financial Condition of Unrestricted Subsidiaries. On March 10, 2017, the Board of Directors of Parent designated certain of our subsidiaries as “unrestricted subsidiaries” for purposes of the indenture governing the Cash Pay Notes and the indenture governing the PIK Toggle Notes. These subsidiaries were previously or simultaneously designated as "unrestricted subsidiaries" under the Asset-Based Revolving Credit Facility and the Senior Secured Term Loan Facility. At July 29, 2017, the unrestricted subsidiaries consisted primarily of (i) NMG Germany GmbH, through which we conduct the operations of MyTheresa and (ii) Nancy Holdings LLC, which holds legal title to certain real property located in McLean, Virginia, San Antonio, Texas and Longview, Texas used by us in conducting our operations.

Pursuant to the terms of the indentures governing the Cash Pay Notes and the PIK Toggle Notes, we are presenting the following financial information with respect to the unrestricted subsidiaries separate from the Company and its restricted subsidiaries. The unrestricted subsidiary Nancy Holdings LLC had no assets or operations prior to March 10, 2017. The financial information of NMG Germany GmbH as of July 30, 2016 and as of August 1, 2015 was substantially the same as the financial information presented for “Non-Guarantor Subsidiaries” for such periods included in the tables above in this Note 17. The difference in net earnings of the unrestricted subsidiaries for the fiscal year ended July 29, 2017 compared to the net earnings of the non-guarantor subsidiaries for such periods, as presented in the tables above in this Note 17, consisted primarily of a net interest income of approximately $1.4 million per fiscal quarter associated with an intercompany note payable by the MyTheresa unrestricted subsidiaries and held by NMG International LLC, which is a non-guarantor restricted subsidiary.
This information may not necessarily be indicative of the financial condition and results of operations of the unrestricted subsidiaries had they operated as independent entities during the periods presented.
Information with respect to the unrestricted subsidiaries with respect to the Cash Pay Notes and PIK Toggle Notes is as follows:

(in thousands)	July 29, 2017

Total assets	$415,974
Net assets	137,661

Fiscal year ended
(in thousands)	July 29, 2017

Revenues	$265,608
Net earnings	3,700

NOTE 18.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (with respect to NMG's obligations under the 2028 Debentures)

All of NMG’s obligations under the 2028 Debentures are guaranteed by the Company.  The guarantee by the Company is full and unconditional and is subject to automatic release if the requirements for legal defeasance or covenant defeasance of the 2028 Debentures are satisfied, or if NMG’s obligations under the indenture governing the 2028 Debentures are discharged.  Currently, the Company’s non-guarantor subsidiaries under the 2028 Debentures consist principally of (i) Bergdorf Goodman, Inc., through which we conduct the operations of our Bergdorf Goodman stores; (ii) NM Nevada Trust, which holds legal title to certain real property and intangible assets used by NMG in conducting its operations; (iii) NMG Germany GmbH, through which we conduct the operations of MyTheresa; (iv) NMG International LLC, a holding company with respect to our foreign operations; and (v) Nancy Holdings LLC, which holds legal title to certain real property used by NMG in conducting its operations and described in Note 17 under "— Results of Operations and Financial Condition of Unrestricted Subsidiaries". The non-guarantor subsidiary Nancy Holdings LLC had no assets or operations prior to March 10, 2017.

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

	July 29, 2017
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$28,301	$20,938	$—	$49,239
Credit card receivables	—	35,091	3,745	—	38,836
Merchandise inventories	—	915,910	237,747	—	1,153,657
Other current assets	—	125,853	11,852	(587)	137,118
Total current assets	—	1,105,155	274,282	(587)	1,378,850
Property and equipment, net	—	1,333,487	253,474	—	1,586,961
Intangible assets, net	—	509,757	2,321,659	—	2,831,416
Goodwill	—	1,338,844	542,050	—	1,880,894
Other long-term assets	—	23,705	1,690	—	25,395
Investments in subsidiaries	466,652	3,239,816	—	(3,706,468)	—
Total assets	$466,652	$7,550,764	$3,393,155	$(3,707,055)	$7,703,516
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$288,079	$28,751	$—	$316,830
Accrued liabilities	—	350,773	106,751	(587)	456,937
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	668,278	135,502	(587)	803,193
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,675,540	—	—	4,675,540
Deferred income taxes	—	1,144,022	12,811	—	1,156,833
Other long-term liabilities	—	596,272	5,026	—	601,298
Total long-term liabilities	—	6,415,834	17,837	—	6,433,671
Total member equity	466,652	466,652	3,239,816	(3,706,468)	466,652
Total liabilities and member equity	$466,652	$7,550,764	$3,393,155	$(3,707,055)	$7,703,516

	July 30, 2016
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$39,791	$22,052	$—	$61,843
Credit card receivables	—	35,165	3,648	—	38,813
Merchandise inventories	—	917,138	208,187	—	1,125,325
Other current assets	—	94,498	13,567	—	108,065
Total current assets	—	1,086,592	247,454	—	1,334,046
Property and equipment, net	—	1,440,968	147,153	—	1,588,121
Intangible assets, net	—	566,084	2,678,418	—	3,244,502
Goodwill	—	1,412,146	660,672	—	2,072,818
Other long-term assets	—	15,153	2,248	—	17,401
Investments in subsidiaries	943,131	3,541,121	—	(4,484,252)	—
Total assets	$943,131	$8,062,064	$3,735,945	$(4,484,252)	$8,256,888
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$257,047	$60,689	$—	$317,736
Accrued liabilities	—	373,108	119,538	—	492,646
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	659,581	180,227	—	839,808
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,584,281	—	—	4,584,281
Deferred income taxes	—	1,285,829	10,964	—	1,296,793
Other long-term liabilities	—	589,242	3,633	—	592,875
Total long-term liabilities	—	6,459,352	14,597	—	6,473,949
Total member equity	943,131	943,131	3,541,121	(4,484,252)	943,131
Total liabilities and member equity	$943,131	$8,062,064	$3,735,945	$(4,484,252)	$8,256,888

	Fiscal year ended July 29, 2017
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,708,882	$997,111	$—	$4,705,993
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,534,910	685,117	—	3,220,027
Selling, general and administrative expenses (excluding depreciation)	—	921,195	208,114	—	1,129,309
Income from credit card program	—	(54,623)	(5,459)	—	(60,082)
Depreciation expense	—	205,993	19,470	—	225,463
Amortization of intangible assets and favorable lease commitments	—	54,640	49,391	—	104,031
Other expenses	—	28,015	1,715	—	29,730
Impairment charges	—	510,736	—	—	510,736
Operating earnings (loss)	—	(491,984)	38,763	—	(453,221)
Interest expense, net	—	295,717	(49)	—	295,668
Intercompany royalty charges (income)	—	150,719	(150,719)	—	—
Equity in loss (earnings) of subsidiaries	531,759	(189,041)	—	(342,718)	—
Earnings (loss) before income taxes	(531,759)	(749,379)	189,531	342,718	(748,889)
Income tax expense (benefit)	—	(217,620)	490	—	(217,130)
Net earnings (loss)	$(531,759)	$(531,759)	$189,041	$342,718	$(531,759)
Total other comprehensive earnings (loss), net of tax	52,410	44,842	7,568	(52,410)	52,410
Total comprehensive earnings (loss)	$(479,349)	$(486,917)	$196,609	$290,308	$(479,349)

	Fiscal year ended July 30, 2016
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,963,977	$985,495	$—	$4,949,472
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,660,197	662,311	—	3,322,508
Selling, general and administrative expenses (excluding depreciation)	—	923,379	194,549	—	1,117,928
Income from credit card program	—	(55,070)	(5,578)	—	(60,648)
Depreciation expense	—	205,011	21,857	—	226,868
Amortization of intangible assets and favorable lease commitments	—	58,347	52,842	—	111,189
Other expenses	—	22,283	4,844	—	27,127
Impairment charges	—	466,155	—	—	466,155
Operating earnings (loss)	—	(316,325)	54,670	—	(261,655)
Interest expense, net	—	285,381	215	—	285,596
Intercompany royalty charges (income)	—	150,285	(150,285)	—	—
Equity in loss (earnings) of subsidiaries	406,110	(204,639)	—	(201,471)	—
Earnings (loss) before income taxes	(406,110)	(547,352)	204,740	201,471	(547,251)
Income tax expense (benefit)	—	(141,242)	101	—	(141,141)
Net earnings (loss)	$(406,110)	$(406,110)	$204,639	$201,471	$(406,110)
Total other comprehensive earnings (loss), net of tax	(64,613)	(62,331)	(2,282)	64,613	(64,613)
Total comprehensive earnings (loss)	$(470,723)	$(468,441)	$202,357	$266,084	$(470,723)

	Fiscal year ended August 1, 2015
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$4,127,954	$967,133	$—	$5,095,087
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,677,767	627,711	—	3,305,478
Selling, general and administrative expenses (excluding depreciation)	—	975,259	186,816	—	1,162,075
Income from credit card program	—	(47,434)	(5,335)	—	(52,769)
Depreciation expense	—	163,737	21,813	—	185,550
Amortization of intangible assets and favorable lease commitments	—	82,185	55,095	—	137,280
Other expenses	—	31,881	7,593	—	39,474
Operating earnings (loss)	—	244,559	73,440	—	317,999
Interest expense, net	—	287,941	1,982	—	289,923
Intercompany royalty charges (income)	—	148,678	(148,678)	—	—
Equity in loss (earnings) of subsidiaries	(14,949)	(222,032)	—	236,981	—
Earnings (loss) before income taxes	14,949	29,972	220,136	(236,981)	28,076
Income tax expense (benefit)	—	15,023	(1,896)	—	13,127
Net earnings (loss)	$14,949	$14,949	$222,032	$(236,981)	$14,949
Total other comprehensive earnings (loss), net of tax	(33,799)	(16,913)	(16,886)	33,799	(33,799)
Total comprehensive earnings (loss)	$(18,850)	$(1,964)	$205,146	$(203,182)	$(18,850)

	Fiscal year ended July 29, 2017
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$(531,759)	$(531,759)	$189,041	$342,718	$(531,759)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	285,143	68,861	—	354,004
Impairment charges	—	510,736	—	—	510,736
Deferred income taxes	—	(172,611)	1,459	—	(171,152)
Payment-in-kind interest	—	16,599	—	—	16,599
Other	—	(5,172)	1,928	—	(3,244)
Intercompany royalty income payable (receivable)	—	150,719	(150,719)	—	—
Equity in loss (earnings) of subsidiaries	531,759	(189,041)	—	(342,718)	—
Changes in operating assets and liabilities, net	—	59,095	(87,305)	—	(28,210)
Net cash provided by (used for) operating activities	—	123,709	23,265	—	146,974
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	—	(171,372)	(33,264)	—	(204,636)
Investment in subsidiaries	—	(27,042)	27,042	—	—
Net cash provided by (used for) investing activities	—	(198,414)	(6,222)	—	(204,636)
CASH FLOWS - FINANCING ACTIVITIES
Borrowings under Asset-Based Revolving Credit Facility	—	889,000	—	—	889,000
Repayment of borrowings	—	(820,426)	—	—	(820,426)
Payment of contingent earn-out obligation	—	—	(22,857)	—	(22,857)
Debt issuance costs paid	—	(5,359)	—	—	(5,359)
Net cash provided by (used for) financing activities	—	63,215	(22,857)	—	40,358
Effect of exchange rate changes on cash and cash equivalents	—	—	4,700	—	4,700
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	(11,490)	(1,114)	—	(12,604)
Beginning balance	—	39,791	22,052	—	61,843
Ending balance	$—	$28,301	$20,938	$—	$49,239

	Fiscal year ended July 30, 2016
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$(406,110)	$(406,110)	$204,639	$201,471	$(406,110)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	287,930	74,699	—	362,629
Impairment charges	—	466,155	—	—	466,155
Deferred income taxes	—	(97,167)	(5,674)	—	(102,841)
Other	—	(18,505)	6,560	—	(11,945)
Intercompany royalty income payable (receivable)	—	150,285	(150,285)	—	—
Equity in loss (earnings) of subsidiaries	406,110	(204,639)	—	(201,471)	—
Changes in operating assets and liabilities, net	—	126,863	(124,159)	—	2,704
Net cash provided by (used for) operating activities	—	304,812	5,780	—	310,592
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(254,094)	(47,351)	—	(301,445)
Acquisition of MyTheresa	—	—	(896)	—	(896)
Investment in subsidiaries	—	(30,204)	30,204	—	—
Net cash provided by (used for) investing activities	—	(284,298)	(18,043)	—	(302,341)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Asset-Based Revolving Credit Facility	—	555,000	—	—	555,000
Repayment of borrowings	—	(549,426)	—	—	(549,426)
Payment of contingent earn-out obligation	—	—	(27,185)	—	(27,185)
Intercompany notes payable (receivable)	—	(39,459)	39,459	—	—
Net cash provided by (used for) financing activities	—	(33,885)	12,274	—	(21,611)
Effect of exchange rate changes on cash and cash equivalents	—	—	2,229	—	2,229
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	(13,371)	2,240	—	(11,131)
Beginning balance	—	53,162	19,812	—	72,974
Ending balance	$—	$39,791	$22,052	$—	$61,843

	Fiscal year ended August 1, 2015
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$14,949	$14,949	$222,032	$(236,981)	$14,949
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	270,482	76,908	—	347,390
Deferred income taxes	—	(62,143)	(7,593)	—	(69,736)
Other	—	(5,265)	22,977	—	17,712
Intercompany royalty income payable (receivable)	—	148,678	(148,678)	—	—
Equity in loss (earnings) of subsidiaries	(14,949)	(222,032)	—	236,981	—
Changes in operating assets and liabilities, net	—	11,467	(92,470)	—	(81,003)
Net cash provided by (used for) operating activities	—	156,136	73,176	—	229,312
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(248,286)	(22,182)	—	(270,468)
Acquisition of MyTheresa	—	—	(181,727)	—	(181,727)
Net cash provided by (used for) investing activities	—	(248,286)	(203,909)	—	(452,195)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under Asset-Based Revolving Credit Facility	—	530,000	—	—	530,000
Repayment of borrowings	—	(429,427)	—	—	(429,427)
Intercompany notes payable (receivable)	—	(150,000)	150,000	—	—
Debt issuance costs paid	—	(265)	—	—	(265)
Net cash provided by (used for) financing activities	—	(49,692)	150,000	—	100,308
Effect of exchange rate changes on cash and cash equivalents	—	—	(927)	—	(927)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	(141,842)	18,340	—	(123,502)
Beginning balance	—	195,004	1,472	—	196,476
Ending balance	$—	$53,162	$19,812	$—	$72,974

NOTE 19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Fiscal year 2017
(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$1,079.1	$1,395.6	$1,111.4	$1,119.9	$4,706.0
Gross profit (1)	379.2	413.1	380.9	312.8	1,486.0
Net loss (2)	(23.5)	(117.1)	(24.9)	(366.3)	(531.8)

	Fiscal year 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$1,164.9	$1,487.0	$1,169.3	$1,128.3	$4,949.5
Gross profit (1)	428.8	460.7	425.8	311.7	1,627.0
Net earnings (loss) (2)	(10.5)	7.9	3.8	(407.3)	(406.1)

(1)	Gross profit includes revenues less cost of goods sold including buying and occupancy costs (excluding depreciation).

(2)
For fiscal years 2017 and 2016, net earnings (loss) includes pretax impairment charges to writedown the net carrying value of certain tradenames, goodwill and long-lived assets to fair value, which were as follows:

	Fiscal year 2017			Fiscal year 2016
(in thousands)	Second Quarter	Fourth Quarter	Total	Fourth Quarter	Total
Tradenames	$150.1	$159.6	$309.7	$228.9	$228.9
Goodwill	—	196.2	196.2	199.2	199.2
Long-lived assets	3.7	1.2	4.8	38.1	38.1
Total	$153.8	$357.0	$510.7	$466.2	$466.2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEIMAN MARCUS GROUP LTD LLC

		By:	/s/ T. DALE STAPLETON
T. Dale Stapleton Interim Chief Financial Officer, Senior Vice President and Chief Accounting Officer

Dated:	October 10, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KAREN W. KATZ	President and Chief Executive Officer, Director	October 10, 2017
Karen W. Katz	(principal executive officer)

/s/ T. DALE STAPLETON	Interim Chief Financial Officer, Senior Vice President and Chief Accounting Officer (principal financial and accounting officer)	October 10, 2017
T. Dale Stapleton

/s/ DAVID KAPLAN	Chairman of the Board	October 10, 2017
David Kaplan

/s/ NORA AUFREITER	Director	October 10, 2017
Nora Aufreiter

/s/ NORMAN AXELROD	Director	October 10, 2017
Norman Axelrod

/s/ PHILIPPE BOURGUIGNON	Director	October 10, 2017
Philippe Bourguignon

/s/ ADAM BROTMAN	Director	October 10, 2017
Adam Brotman

/s/ GRAEME EADIE	Director	October 10, 2017
Graeme Eadie

/s/ DENNIS GIES	Director	October 10, 2017
Dennis Gies

/s/ SCOTT NISHI	Director	October 10, 2017
Scott Nishi

SCHEDULE II

NEIMAN MARCUS GROUP LTD LLC
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

Three years ended July 29, 2017

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Reserve for estimated sales returns

Year ended July 29, 2017	$45,336	$944,682	$—	$(943,012)	(B)	$47,006

Year ended July 30, 2016	$44,046	$977,811	$—	$(976,521)	(B)	$45,336

Year ended August 1, 2015	$38,869	$953,238	$—	$(948,061)	(B)	$44,046

Reserves for self-insurance (A)

Year ended July 29, 2017	$36,197	$69,095	$—	$(68,747)	(C)	$36,545

Year ended July 30, 2016	$37,943	$75,821	$—	$(77,567)	(C)	$36,197

Year ended August 1, 2015	$38,732	$76,306	$—	$(77,095)	(C)	$37,943

(A)                               Reserves for self-insurance relate to our medical, dental, worker's compensation and general liability plans.

(B)                               Gross margin on actual sales returns, net of commissions.

(C)                               Claims and expenses paid, net of employee contributions.