Form 10-K/A
period 2017-07-29
Neiman Marcus Group LTD LLC
filed 2017-10-10
CIK 1358651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
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

NEIMAN MARCUS GROUP LTD LLC
ANNUAL REPORT ON FORM 10-K/A
FOR THE FISCAL YEAR ENDED JULY 29, 2017

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-K of Neiman Marcus Group LTD LLC, for the year ended July 29, 2017, as filed with the Securities and Exchange Commission on October 10, 2017 (the “Original Filing”) is being filed solely to correct a scrivener's error in the Original Filing with respect to a description of our Asset-Based Revolving Credit Facility on page 50 under Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations. The last sentence of the fifth paragraph under “Financing Structure at July 29, 2017” has been amended as follows (insertions and deletions noted): “At July 29, 2017, ~~these restrictions limited our borrowing capacity to~~ $90.0 million of the aggregate unused commitments under the Asset-Based Revolving Credit Facility is available to us subject to the foregoing restrictions.”

As required under SEC rules, this Amendment sets forth the complete text of Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations, as amended. In addition, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC, we are also including new certifications by our Principal Executive Officer and Principal Financial Officer (as Exhibits 31.1 and 31.2). Except as described above, no other changes have been made to the Original Filing, and this amendment does not otherwise amend, update or change the financial statements or other disclosures in the Original Filing.

PART II

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

Our excess availability could decrease as a result of, among other things, decreases in inventory or increases in outstanding debt (including letters of credit). Our failure to meet the Excess Availability Condition (as defined below) could limit our operational flexibility and growth. To the extent that excess availability is not equal to or greater than the greater of (a) 10% of the lesser of (1) the aggregate revolving commitments and (2) the borrowing base and (b) $50.0 million (the "Excess Availability Condition"), we will be required to maintain a minimum fixed charge coverage ratio. Additional restrictions will apply if the Excess Availability Condition is not met for five consecutive business days, including increased reporting requirements and additional administrative agent control rights over certain of our accounts. These restrictions will continue until the Excess Availability Condition is satisfied and their imposition may limit our operational flexibility. At July 29, 2017, $90.0 million of the aggregate unused commitments under the Asset-Based Revolving Credit Facility is available to us subject to the foregoing restrictions.

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

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report.

1.	Financial Statements

Not applicable.

2.	Index to Financial Statement Schedules

Not applicable.

3.                                     Exhibits

Exhibit		Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

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