Form 10-Q
period 2017-10-28
Neiman Marcus Group LTD LLC
filed 2017-12-12
CIK 1358651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 28, 2017

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

NEIMAN MARCUS GROUP LTD LLC

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except units)	October 28, 2017	July 29, 2017	October 29, 2016

ASSETS
Current assets:
Cash and cash equivalents	$41,464	$49,239	$42,077
Credit card receivables	44,345	38,836	42,699
Merchandise inventories	1,342,296	1,153,657	1,325,060
Other current assets	134,341	146,439	141,622
Total current assets	1,562,446	1,388,171	1,551,458

Property and equipment, net	1,559,566	1,586,961	1,607,499
Intangible assets, net	2,809,015	2,831,416	3,218,582
Goodwill	1,885,391	1,880,894	2,075,122
Other long-term assets	23,306	16,074	13,715
Total assets	$7,839,724	$7,703,516	$8,466,376

LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$327,930	$316,830	$347,287
Accrued liabilities	514,317	456,937	485,450
Current portion of long-term debt	29,426	29,426	29,426
Total current liabilities	871,673	803,193	862,163

Long-term liabilities:
Long-term debt, net of debt issuance costs	4,783,224	4,675,540	4,772,596
Deferred income taxes	1,147,182	1,156,833	1,281,296
Other long-term liabilities	586,086	601,298	627,343
Total long-term liabilities	6,516,492	6,433,671	6,681,235

Membership unit (1 unit issued and outstanding at October 28, 2017, July 29, 2017 and October 29, 2016)	—	—	—
Member capital	1,587,813	1,587,086	1,586,606
Accumulated other comprehensive loss	(53,034)	(63,431)	(114,871)
Accumulated deficit	(1,083,220)	(1,057,003)	(548,757)
Total member equity	451,559	466,652	922,978
Total liabilities and member equity	$7,839,724	$7,703,516	$8,466,376

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Thirteen weeks ended
(in thousands)	October 28, 2017	October 29, 2016

Revenues	$1,120,299	$1,079,107
Cost of goods sold including buying and occupancy costs (excluding depreciation)	722,887	699,895
Selling, general and administrative expenses (excluding depreciation)	295,280	276,596
Income from credit card program	(11,864)	(13,668)
Depreciation expense	55,228	56,884
Amortization of intangible assets	12,164	13,623
Amortization of favorable lease commitments	12,785	13,654
Other expenses	2,840	6,818

Operating earnings	30,979	25,305

Interest expense, net	76,098	72,083

Loss before income taxes	(45,119)	(46,778)

Income tax benefit	(18,902)	(23,265)

Net loss	$(26,217)	$(23,513)

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Thirteen weeks ended
(in thousands)	October 28, 2017	October 29, 2016

Net loss	$(26,217)	$(23,513)

Other comprehensive earnings:
Foreign currency translation adjustments, before tax	8,607	3,769
Change in unrealized gain on financial instruments, before tax	5,172	3,266
Reclassification of realized loss on financial instruments to earnings, before tax	1,216	591
Change in unrealized loss on unfunded benefit obligations, before tax	592	(6,367)
Tax effect related to items of other comprehensive earnings	(5,190)	(289)
Total other comprehensive earnings	10,397	970

Total comprehensive loss	$(15,820)	$(22,543)

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Thirteen weeks ended
(in thousands)	October 28, 2017	October 29, 2016

CASH FLOWS - OPERATING ACTIVITIES
Net loss	$(26,217)	$(23,513)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization expense	86,294	90,304
Deferred income taxes	(14,591)	(15,996)
Payment-in-kind interest	14,362	—
Other	(1,232)	(1,138)
	58,616	49,657
Changes in operating assets and liabilities:
Merchandise inventories	(185,484)	(186,038)
Other current assets	5,163	(14,825)
Accounts payable and accrued liabilities	69,359	12,458
Deferred real estate credits	(660)	7,701
Funding of defined benefit pension plan	(4,100)	—
Net cash used for operating activities	(57,106)	(131,047)

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(24,660)	(66,197)
Net cash used for investing activities	(24,660)	(66,197)

CASH FLOWS - FINANCING ACTIVITIES
Borrowings under revolving credit facilities	191,793	270,000
Repayment of borrowings under revolving credit facilities	(110,891)	(80,000)
Repayment of borrowings under senior secured term loan facility	(7,357)	(7,357)
Debt issuance costs paid	—	(5,440)
Net cash provided by financing activities	73,545	177,203

Effect of exchange rate changes on cash and cash equivalents	446	275

CASH AND CASH EQUIVALENTS
Decrease during the period	(7,775)	(19,766)
Beginning balance	49,239	61,843
Ending balance	$41,464	$42,077

Supplemental Schedule of Cash Flow Information
Cash paid (received) during the period for:
Interest	$73,550	$97,949
Income taxes	$(3,552)	$(119)
Non-cash - investing and financing activities:
Property and equipment acquired through developer financing obligations	$2,077	$14,763
Issuance of PIK Toggle Notes	$28,500	$—
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

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  All references to (i) the first quarter of fiscal year 2018 relate to the thirteen weeks ended October 28, 2017 and (ii) the first quarter of fiscal year 2017 relate to the thirteen weeks ended October 29, 2016.

We have prepared the accompanying Condensed Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended.  Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 29, 2017.  In our opinion, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the applicable interim periods.

The luxury retail industry is seasonal in nature, with higher sales typically generated in the fall and holiday selling seasons.  Due to seasonal and other factors, the results of operations for the first quarter of fiscal year 2018 are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

A detailed description of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended July 29, 2017.

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

Newly Adopted Accounting Pronouncements. In March 2016, the Financial Accounting Standards Board ("the FASB") issued guidance to simplify how share-based payments are accounted for and presented in the financial statements, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The standard allows (i) entities to withhold an amount up to the employees' maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award and (ii) forfeitures to be either estimated, as required currently, or recognized when they occur. We adopted this guidance in the first quarter of fiscal year 2018. The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements. In May 2014, the FASB issued guidance to clarify the principles for revenue recognition. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes previous revenue recognition guidance. While our evaluation of the impact of adopting this standard is ongoing, we believe the new guidance will impact our accounting for sales returns, our loyalty program and certain promotional programs. This new guidance is effective for us no earlier than the first quarter of fiscal year 2019. We are currently evaluating which application method to adopt.

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

With respect to the recent accounting pronouncements described above, we are currently evaluating the impact of adopting these new accounting standards on our Condensed Consolidated Financial Statements.

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
The following table shows the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis in our Condensed Consolidated Balance Sheets:

(in thousands)	Fair Value Hierarchy	October 28, 2017	July 29, 2017	October 29, 2016

Assets:
Interest rate swaps (included in other long-term assets)	Level 2	$11,363	$3,628	$—

Liabilities:
Interest rate swaps (included in other long-term liabilities)	Level 2	$—	$—	$10,523
Contingent earn-out obligation (included in accrued liabilities)	Level 3	—	—	25,454
Stock-based award liability (included in other long-term liabilities)	Level 3	5,166	1,344	4,364

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

The carrying values of cash and cash equivalents, credit card receivables and accounts payable approximate fair value due to their short-term nature.  We determine the fair value of our long-term debt on a non-recurring basis, which results are summarized as follows:

		October 28, 2017		July 29, 2017		October 29, 2016
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt:
Asset-Based Revolving Credit Facility	Level 2	$339,000	$339,000	$263,000	$263,000	$355,000	$355,000
Senior Secured Term Loan Facility	Level 2	2,832,276	2,264,065	2,839,633	2,113,766	2,861,703	2,639,921
mytheresa.com Credit Facilities	Level 2	4,869	4,869	—	—	—	—
Cash Pay Notes	Level 2	960,000	583,450	960,000	532,253	960,000	798,240
PIK Toggle Notes	Level 2	628,500	342,922	600,000	297,000	600,000	474,000
2028 Debentures	Level 2	122,731	79,375	122,677	87,490	122,517	116,191

We estimated the fair value of long-term debt using (i) prevailing market rates for debt of similar remaining maturities and credit risk for the senior secured asset-based revolving credit facility (as amended, the "Asset-Based Revolving Credit Facility") and the senior secured term loan facility (as amended, the "Senior Secured Term Loan Facility" and, together with the Asset-Based Revolving Credit Facility, the "Senior Secured Credit Facilities") and (ii) quoted market prices of the same or similar issues for the $960.0 million aggregate principal amount of 8.00% Senior Cash Pay Notes due 2021 (the "Cash Pay Notes"), the $628.5 million aggregate principal amount of 8.75%/9.50% Senior PIK Toggle Notes due 2021 (the "PIK Toggle Notes") and the $125.0 million aggregate principal amount of 7.125% Debentures due 2028 (the "2028 Debentures" and, together with the Cash Pay Notes and the PIK Toggle Notes, the "Notes").

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

3. Intangible Assets, Net and Goodwill

(in thousands)	October 28, 2017	July 29, 2017	October 29, 2016

Favorable lease commitments, net	$917,800	$930,585	$971,880
Other definite-lived intangible assets, net	389,081	401,081	438,234
Tradenames	1,502,134	1,499,750	1,808,468
Intangible assets, net	$2,809,015	$2,831,416	$3,218,582

Goodwill	$1,885,391	$1,880,894	$2,075,122

Intangible Assets Subject to Amortization. Favorable lease commitments are amortized straight-line over the remaining lives of the leases, ranging from five to 55 years (weighted average life of 30 years) from the Acquisition date. Our definite-lived intangible assets, which primarily consist of customer lists, are amortized using accelerated methods which reflect the pattern in which we receive the economic benefit of the asset, currently estimated at six to 16 years (weighted average life of 13 years) from the respective acquisition dates.

Total amortization of all intangible assets recorded in connection with acquisitions for the current and next five fiscal years is currently estimated as follows (in thousands):

October 29, 2017 through July 28, 2018	$72,793
2019	94,997
2020	88,301
2021	82,323
2022	82,473
2023	82,028

At October 28, 2017, accumulated amortization was $213.2 million for favorable lease commitments and $312.1 million for other definite-lived intangible assets.

Indefinite-lived Intangible Assets and Goodwill.  Indefinite-lived intangible assets, such as our Neiman Marcus, Bergdorf Goodman and MyTheresa tradenames and goodwill, are not subject to amortization.  Rather, we assess the recoverability of indefinite-lived intangible assets and goodwill annually in the fourth quarter of each fiscal year and upon the occurrence of certain events. These impairment assessments are performed for each of our three reporting units — Neiman Marcus, Bergdorf Goodman and MyTheresa.

4. Impairment Charges

We recorded impairment charges aggregating $510.7 million in fiscal year 2017 ($153.8 million in the second quarter and $357.0 million in the fourth quarter). These impairment charges were driven both by (i) changes in market conditions related to increases in the weighted average cost of capital and valuation multiples and (ii) deterioration of operating trends during such periods. These impairment charges related to certain of our tradenames, goodwill and long-lived assets primarily associated with our Neiman Marcus and Bergdorf Goodman brands.

5. Long-term Debt

The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	October 28, 2017	July 29, 2017	October 29, 2016

Asset-Based Revolving Credit Facility	variable	$339,000	$263,000	$355,000
Senior Secured Term Loan Facility	variable	2,832,276	2,839,633	2,861,703
mytheresa.com Credit Facilities	2.25%/2.39%	4,869	—	—
Cash Pay Notes	8.00%	960,000	960,000	960,000
PIK Toggle Notes	8.75%/9.50%	628,500	600,000	600,000
2028 Debentures	7.125%	122,731	122,677	122,517
Total debt		4,887,376	4,785,310	4,899,220
Less: current portion of Senior Secured Term Loan Facility		(29,426)	(29,426)	(29,426)
Less: unamortized debt issuance costs		(74,726)	(80,344)	(97,198)
Long-term debt, net of debt issuance costs		$4,783,224	$4,675,540	$4,772,596
Asset-Based Revolving Credit Facility.  At October 28, 2017, we have an Asset-Based Revolving Credit Facility with a maximum committed borrowing capacity of $900.0 million.  The Asset-Based Revolving Credit Facility matures on July 25, 2021 (or July 25, 2020 if our obligations under our Senior Secured Term Loan Facility or any permitted refinancing thereof have not been repaid or the maturity date thereof has not been extended to October 25, 2021 or later). At October 28, 2017, we had outstanding borrowings of $339.0 million under this facility, outstanding letters of credit of $1.8 million and unused commitments of $559.3 million, subject to a borrowing base, of which $90.0 million of such capacity is available to us subject to certain restrictions as more fully described below.

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

At October 28, 2017, borrowings under the Asset-Based Revolving Credit Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Deutsche Bank AG New York Branch (the administrative agent), (2) the federal funds effective rate plus ½ of 1.00% and (3) the adjusted one-month LIBOR plus 1.00% or (b) LIBOR, subject to certain adjustments, in each case plus an applicable margin of 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings at October 28, 2017.  The applicable margin is based on the average historical excess availability under the Asset-Based Revolving Credit Facility, and is up to 1.00% with respect to base rate borrowings and up to 2.00% with respect to LIBOR borrowings, in each case with one 0.25% step down based on achievement and maintenance of a certain senior secured first lien net leverage ratio (as defined in the credit agreement governing the Asset-Based Revolving Credit Facility).  The weighted average interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 3.20% at October 28, 2017.  In addition, we are required to pay a commitment fee in respect of unused commitments at a rate of up to 0.375% per annum.  We must also pay customary letter of credit fees and agency fees.

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

The Asset-Based Revolving Credit Facility is guaranteed by Holdings and each of our current and future direct and indirect wholly owned subsidiaries (subsidiary guarantors) other than (a) unrestricted subsidiaries, (b) certain immaterial subsidiaries, (c) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (d) certain holding companies of foreign subsidiaries, (e) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (f) any subsidiary that is prohibited by applicable law or contractual obligation from acting as a guarantor or which would require governmental approval to provide a guarantee. At October 28, 2017, the assets of non-guarantor subsidiaries, primarily (i) NMG Germany GmbH, through which we conduct the operations of MyTheresa, (ii) NMG International LLC, a holding company with respect to our foreign operations and (iii) Nancy Holdings LLC, which holds legal title to certain real property used by us in conducting our operations, aggregated $422.1 million, or 5.4% of consolidated total assets. All obligations under the Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions by substantially all of the assets of Holdings, the Company and the subsidiary guarantors.
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
For a more detailed description of the Asset-Based Revolving Credit Facility, refer to Note 8 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 29, 2017.

Senior Secured Term Loan Facility.  We have a credit agreement and related security and other agreements for the $2,950.0 million Senior Secured Term Loan Facility. At October 28, 2017, the outstanding balance under the Senior Secured Term Loan Facility was $2,832.3 million. The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

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

At October 28, 2017, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Credit Suisse AG (the administrative agent), (2) the federal funds effective rate plus ½ of 1.00% and (3) the adjusted one-month LIBOR plus 1.00%, or (b) an adjusted LIBOR (for a period equal to the relevant interest period, and in any event, never less than 1.00%), subject to certain adjustments, in each case plus an applicable margin.  The applicable margin is up to 2.25% with respect to base rate borrowings and up to 3.25% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on our senior secured first lien net leverage ratio.  The applicable margin with respect to outstanding LIBOR borrowings was 3.25% at October 28, 2017.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.49% at October 28, 2017.

Subject to certain exceptions and reinvestment rights, the Senior Secured Term Loan Facility requires that 100% of the net cash proceeds from certain asset sales and debt issuances and 50% (which percentage will be reduced to 25% if our senior secured first lien net leverage ratio, as defined in the credit agreement governing the Senior Secured Term Loan Facility, is equal to or less than 4.0 to 1.0 but greater than 3.5 to 1.0 and will be reduced to 0% if our senior secured first lien net leverage ratio is equal to or less than 3.5 to 1.0) from excess cash flow, as defined in the credit agreement governing the Senior Secured Term Loan Facility, for each of our fiscal years (commencing with the period ended July 26, 2015) must be used to prepay outstanding term loans under the Senior Secured Term Loan Facility at 100% of the principal amount to be prepaid, plus accrued and unpaid interest. We were not required to prepay any outstanding term loans pursuant to the annual excess cash flow requirements for fiscal year 2017.

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

The Senior Secured Term Loan Facility is guaranteed by Holdings and each of our current and future subsidiary guarantors other than (a) unrestricted subsidiaries, (b) certain immaterial subsidiaries, (c) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (d) certain holding companies of foreign subsidiaries, (e) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (f) any subsidiary that is prohibited by applicable law or contractual obligation from acting as a guarantor or which would require governmental approval to provide a guarantee. At October 28, 2017, the assets of non-guarantor subsidiaries, primarily (i) NMG Germany GmbH, through which we conduct the operations of MyTheresa, (ii) NMG International LLC, a holding company with respect to our foreign operations and (iii) Nancy Holdings LLC, which holds legal title to certain real property used by us in conducting our operations, aggregated $422.1 million, or 5.4% of consolidated total assets. All obligations under the Senior Secured Term Loan Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of Holdings, the Company and the subsidiary guarantors.

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
For a more detailed description of the Senior Secured Term Loan Facility, refer to Note 8 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 29, 2017.

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
As of October 28, 2017, mytheresa.com GmbH had outstanding borrowings of $4.9 million, or €4.1 million, guarantees of $1.3 million, or €1.1 million, and unused commitments of $11.6 million, or €9.8 million.
Cash Pay Notes.  The Company, along with Mariposa Borrower, Inc. as co-issuer, incurred indebtedness in the form of $960.0 million aggregate principal amount of 8.00% Senior Cash Pay Notes due 2021.  Interest on the Cash Pay Notes is payable semi-annually in arrears on each April 15 and October 15.  The Cash Pay Notes are guaranteed by the same entities that guarantee the Senior Secured Term Loan Facility, other than Holdings.  The Cash Pay Notes are unsecured and the guarantees are full and unconditional.  At October 28, 2017, the redemption price at which we may redeem the Cash Pay Notes, in whole or in part, as set forth in the indenture governing the Cash Pay Notes, was 104.000%. The Cash Pay Notes mature on October 15, 2021.

For a more detailed description of the Cash Pay Notes, refer to Note 8 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 29, 2017.

PIK Toggle Notes.  The Company, along with Mariposa Borrower, Inc. as co-issuer, incurred indebtedness in the form of $600.0 million aggregate principal amount of 8.75%/9.50% Senior PIK Toggle Notes due 2021. At October 28, 2017, the outstanding balance under the PIK Toggle Notes was $628.5 million. The PIK Toggle Notes are guaranteed by the same entities that guarantee the Senior Secured Term Loan Facility, other than Holdings. The PIK Toggle Notes are unsecured and the guarantees are full and unconditional. At October 28, 2017, the redemption price at which we may redeem the PIK Toggle Notes, in whole or in part, as set forth in the indenture governing the PIK Toggle Notes, was 104.375%. The PIK Toggle Notes mature on October 15, 2021.

Interest on the PIK Toggle Notes is payable semi-annually in arrears on each April 15 and October 15.  Interest on the PIK Toggle Notes, subject to certain restrictions, may be paid (i) entirely in cash ("Cash Interest"), (ii) entirely by increasing the principal amount of the PIK Toggle Notes by the relevant interest payment amount ("PIK Interest"), or (iii) 50% in Cash Interest and 50% in PIK Interest. Cash Interest on the PIK Toggle Notes accrues at a rate of 8.75% per annum.  PIK Interest on the PIK Toggle Notes accrues at a rate of 9.50% per annum. Interest on the PIK Toggle Notes was paid entirely in cash for the first seven interest payments. We elected to pay the October 2017 and April 2018 interest payments in the form of PIK Interest, which resulted in the issuance of $28.5 million of additional PIK Toggle Notes in October 2017 and will result in the issuance of $29.9 million of additional PIK Toggle Notes in April 2018. We may additionally elect to pay interest in the form of PIK Interest or partial PIK Interest with respect to the interest payment due in October 2018. If we elect to do so, we must deliver a notice of such election to the trustee no later than one day prior to the beginning of the October 2018 interest period. We will evaluate our financial position prior to the October 2018 interest period to determine the appropriate election at that time.

For a more detailed description of the PIK Toggle Notes, refer to Note 8 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 29, 2017.

2028 Debentures.  NMG has outstanding $125.0 million aggregate principal amount of our 7.125% Senior Debentures due 2028.  The 2028 Debentures are secured by a first lien security interest on certain collateral subject to liens granted under the Senior Secured Credit Facilities. The 2028 Debentures are guaranteed on an unsecured, senior basis by the Company.  The guarantee is full and unconditional.  At October 28, 2017, our non-guarantor subsidiaries consisted principally of (i) Bergdorf Goodman, Inc., through which we conduct the operations of our Bergdorf Goodman stores; (ii) NM Nevada Trust, which holds legal title to certain real property and intangible assets used by us in conducting our operations; (iii) NMG Germany GmbH, through which we conduct the operations of MyTheresa; (iv) NMG International LLC, a holding company with respect to our foreign operations; and (v) Nancy Holdings LLC, which holds legal title to certain real property used by us in conducting our operations.  The 2028 Debentures include certain restrictive covenants and a cross-acceleration provision in respect of any other indebtedness that has an aggregate principal amount exceeding $15.0 million.  The 2028 Debentures mature on June 1, 2028.

For a more detailed description of the 2028 Debentures, refer to Note 8 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 29, 2017.

Maturities of Long-term Debt.  At October 28, 2017, annual maturities of long-term debt during the current and next five fiscal years and thereafter are as follows (in millions):

October 29, 2017 through July 28, 2018	$22.1
2019	29.4
2020	29.4
2021	3,090.4
2022	1,588.5
2023	—
Thereafter	127.6

The previous table does not reflect future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

Interest Expense, net.  The significant components of interest expense are as follows:

	Thirteen weeks ended
(in thousands)	October 28, 2017	October 29, 2016

Asset-Based Revolving Credit Facility	$2,313	$1,204
Senior Secured Term Loan Facility	33,418	31,444
mytheresa.com Credit Facilities	21	15
Cash Pay Notes	19,200	19,200
PIK Toggle Notes	14,362	13,125
2028 Debentures	2,227	2,227
Amortization of debt issue costs	6,117	6,143
Capitalized interest	(1,723)	(1,715)
Other, net	163	440
Interest expense, net	$76,098	$72,083

6. Derivative Financial Instruments

Interest Rate Swaps. At October 28, 2017, we had outstanding floating rate debt obligations of $3,171.3 million. In April and June of 2016, we entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,400.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness. These swap agreements hedge a portion of our contractual floating rate interest commitments related to our Senior Secured Term Loan Facility from December 2016 to October 2020. As a result of the April 2016 swap agreements, our effective interest rate as to $700.0 million of floating rate indebtedness will be fixed at 4.9120% from December 2016 through October 2020. As a result of the June 2016 swap agreements, our effective interest rate as to an additional $700.0 million of floating rate indebtedness will be fixed at 4.7395% from December 2016 to October 2020. The fair value of our interest rate swap agreements was a gain of $11.4 million at October 28, 2017 and a gain of $3.6 million at July 29, 2017, which amounts were included in other long-term assets, and a loss of $10.5 million at

October 29, 2016, which amount is included in other long-term liabilities. The interest rate swap agreements expire in October 2020.

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

A summary of the recorded amounts related to our interest rate swaps and interest rate caps reflected in our Condensed Consolidated Statements of Operations is as follows:

	Thirteen weeks ended
(in thousands)	October 28, 2017	October 29, 2016

Realized hedging losses related to interest rate swaps – included in net interest expense	$1,216	$—
Realized hedging losses related to interest rate caps – included in net interest expense	—	591
Total	$1,216	$591

The amount of net losses recorded in other comprehensive loss at October 28, 2017 that is expected to be reclassified into interest expense in the next 12 months, if interest rates remain unchanged, is approximately $0.8 million.

7. Income Taxes

Our effective income tax rates are as follows:

	Thirteen weeks ended
	October 28, 2017	October 29, 2016

Effective income tax rate	41.9%	49.7%

Our effective income tax rate on the loss for the first quarter of fiscal year 2018 exceeded the federal statutory tax rate of 35% due primarily to state and foreign income taxes.

Our effective income tax rate on the loss for the first quarter of fiscal year 2017 exceeded the federal statutory tax rate due primarily to:

•	state income taxes;

•	the non-deductible portion of transaction and other costs incurred in connection with the MyTheresa acquisition; and

•	the benefit associated with the release of certain tax reserves for settled tax matters.

At October 28, 2017, the gross amount of unrecognized tax benefits was $2.0 million ($1.3 million of which would impact our effective tax rate, if recognized).  We classify interest and penalties as a component of income tax expense and our liability for accrued interest and penalties was $0.4 million at October 28, 2017, $0.4 million at July 29, 2017 and $0.1 million at October 29, 2016.

We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions.  The Internal Revenue Service ("IRS") finalized its audits of our fiscal year 2012 and short-year 2013 (prior to the Acquisition) federal income tax returns. With respect to state, local and foreign jurisdictions, with limited exceptions, we are no longer subject to income tax audits for fiscal years before 2013.  We believe our recorded tax liabilities as of October 28, 2017 are sufficient to cover any potential assessments made by the IRS or other taxing authorities and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that adjustments to the amounts of our unrecognized tax benefits could occur within the next 12 months as a result of settlements with tax authorities or expiration of statutes of limitations.  At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

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
Our obligations for employee benefit plans, included in other long-term liabilities, are as follows:

(in thousands)	October 28, 2017	July 29, 2017	October 29, 2016

Pension Plan	$236,229	$240,737	$303,504
SERP Plan	111,596	112,739	120,325
Postretirement Plan	6,537	6,916	8,404
	354,362	360,392	432,233
Less: current portion	(6,679)	(7,803)	(6,553)
Long-term portion of benefit obligations	$347,683	$352,589	$425,680

Funding Policy and Status.  Our policy is to fund the Pension Plan at or above the minimum level required by law. As of October 28, 2017, we believe we will be required to contribute $25.1 million to the Pension Plan in fiscal year 2018, of which $4.1 million was funded during the first quarter of fiscal year 2018. In fiscal year 2017, we were required to contribute $10.7 million to the Pension Plan.

Cost of Benefits. The components of the expenses we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Thirteen weeks ended
(in thousands)	October 28, 2017	October 29, 2016

Pension Plan:
Interest cost	$4,973	$4,870
Expected return on plan assets	(5,396)	(5,331)
Net amortization of losses	170	663
Pension Plan expense (income)	$(253)	$202

SERP Plan:
Interest cost	$844	$784
Net amortization of losses	—	23
SERP Plan expense	$844	$807

Postretirement Plan:
Interest cost	$51	$55
Net amortization of gains	(180)	(146)
Postretirement Plan income	$(129)	$(91)

9. Commitments and Contingencies

Employment, Consumer and Benefits Class Actions Litigation.  In 2007, Bernadette Tanguilig filed a lawsuit in the Superior Court of California for San Francisco County alleging wrongful termination and retaliation arising from her refusal to sign the Company’s mandatory arbitration agreement. Ms. Tanguilig later filed several amendments to her complaint adding claims under the California Labor Code Private Attorneys General Act ("PAGA") and class action allegations of wage and hour violations. She also added Juan Carlos Pinela as an additional plaintiff. In December 2013, the Company filed a motion to dismiss Ms. Tanguilig’s claims based on her failure to bring her claims to trial within five years as required by California law. In February 2014, the Company’s motion was granted and Ms. Tanguilig’s claims were dismissed. Ms. Tanguilig appealed. Briefing is complete, and a judicial panel has been assigned. The parties have requested oral argument, but no date has been set.

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

On June 1, 2016, a PAGA representative action was filed against The Neiman Marcus Group, Inc. in the same court as Attia by Xuan Hien Nguyen pleading only PAGA claims and asserting the same factual allegations as the plaintiffs in Attia. The Company filed a motion to dismiss or to stay the case. In September 2016, the court granted the Company's motion and stayed the Nguyen case in light of Attia. At a status conference on November 8, 2017, the court maintained the stay and set a further status conference for January 29, 2018.

On July 28, 2016, former employee Milca Connolly also filed a representative action alleging only PAGA claims against The Neiman Marcus Group raising substantially identical claims to those raised in both Attia and Nguyen. The Company filed a motion to dismiss or stay the case in light of Attia and Nguyen. In November 2016, the court granted the Company's motion to stay the case. At a status conference on November 8, 2017, the court maintained the stay and set a further status conference for January 29, 2018.

On September 27, 2016, a dormant Illinois putative class action lawsuit, Catherine Ohle v. Neiman Marcus Group, originally filed in the Circuit Court of Cook County, was revived by an Illinois appeals court when it reversed a June 2014 trial court's order granting summary judgment to the Company and dismissing the matter in its entirety. In Ohle, the plaintiff alleged that the Company’s prior practice of conducting pre-employment credit checks of sales associates and considering credit history as a factor in its hiring decisions violated the Illinois Employee Credit Privacy Act. The appellate court reversed, holding that no exemption applied. The Company appealed the decision to the Illinois Supreme Court, and review was denied on January 25, 2017. The case was returned to the trial court for further proceedings. On September 19, 2017, the court granted final approval of a class settlement. The class settlement has been funded and the proceeds have been distributed to the class members. Any class proceeds that are uncashed or unable to be distributed will be provided to two charities designated by Neiman Marcus.

On October 24, 2017, a putative class action complaint was filed against The Neiman Marcus Group LLC and the Company’s Health and Welfare Benefit Plan in the U.S. District Court for the Western District of Washington by a Plan beneficiary alleging violations of the Federal Mental Health Parity Act and the Affordable Care Act through the Employment Retirement Income Security Act of 1974 (“ERISA”) in connection with the alleged failure to cover particular treatments for developmental health conditions. We cannot assess any potential liability at this early stage of the proceedings.

On October 27, 2017, a putative class action complaint was filed against Neiman Marcus Group, Inc., The Neiman Marcus Group LLC, and Bergdorf Goodman, Inc. in the U.S. District Court for the Southern District of New York by Victor Lopez, an allegedly visually-impaired and legally blind individual, in connection with his visits to Bergdorf Goodman, Inc.’s website. Mr. Lopez alleges, on behalf of himself and those similarly situated, that Bergdorf Goodman, Inc.’s website is not fully and equally accessible to legally blind individuals, resulting in denial of access to the equal enjoyment of goods and services, in violation of the Americans with Disabilities Act and the New York State and City Human Rights Laws.

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

Cyber-Attack Class Actions Litigation. In January 2014, three class actions relating to a cyber-attack on our computer systems in 2013 (the "Cyber-Attack") were filed and later voluntarily dismissed by the plaintiffs between February and April 2014. The plaintiffs had alleged negligence and other claims in connection with their purchases by payment cards and sought monetary and injunctive relief. Three additional putative class actions relating to the Cyber-Attack were filed in March and April 2014, also alleging negligence and other claims in connection with plaintiffs’ purchases by payment cards. Two of the cases were voluntarily dismissed. The third case, Hilary Remijas v. The Neiman Marcus Group, LLC, was filed on March 12, 2014 in the U.S. District Court for the Northern District of Illinois. On June 2, 2014, an amended complaint in the Remijas case was filed, which added three plaintiffs (Debbie Farnoush and Joanne Kao, California residents; and Melissa Frank, a New York resident) and asserted claims for negligence, implied contract, unjust enrichment, violation of various consumer protection statutes, invasion of privacy and violation of state data breach laws. The Company moved to dismiss the Remijas amended complaint, and the court granted the Company's motion on the grounds that the plaintiffs lacked standing due to their failure to demonstrate an actionable injury. Plaintiffs appealed the district court's order dismissing the case to the Seventh Circuit Court of Appeals, and the Seventh Circuit Court of Appeals reversed the district court's ruling, remanding the case back to the district court. The Company filed a petition for rehearing en banc, which the Seventh Circuit Court of Appeals denied. The Company filed a motion for dismissal on other grounds, which the court denied. The parties jointly requested, and the court granted, an extension of time for filing a responsive pleading, which was due on December 28, 2016. On February 9, 2017, the court denied the parties' request for another extension of time, dismissed the case without prejudice, and stated that plaintiffs could file a motion to reinstate. On March 8, 2017, plaintiffs filed a motion to reinstate, which the court granted on March 16, 2017. On March 17, 2017, plaintiffs filed a motion seeking preliminary approval of a class action settlement resolving this action, which the court granted on June 21, 2017. On August 21, 2017, plaintiffs moved for final approval of the proposed settlement. In September 2017, purported settlement class members filed two objections to the settlement, and plaintiffs and the Company filed responses to the objections on October 19, 2017. At the fairness hearing on October 26, 2017, the Court ordered supplemental briefing on the objections. Objectors filed a supplemental brief in support of their objections on November 9, 2017, and plaintiffs and the Company filed their supplemental responses to the objections on November 21, 2017. The Court has advised that it intends to rule in writing on plaintiffs’ motion for final approval of the settlement.

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

Other.  We had $1.8 million of irrevocable letters of credit and $3.3 million in surety bonds outstanding at October 28, 2017, relating primarily to merchandise imports and state sales tax and utility requirements.

10. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss by component (amounts are recorded net of related income taxes):

(in thousands)	Foreign Currency Translation Adjustments	Unrealized Gains on Financial Instruments	Unfunded Benefit Obligations	Total

Balance, July 29, 2017	$(11,600)	$3,394	$(55,225)	$(63,431)
Other comprehensive earnings	6,154	3,144	360	9,658
Amounts reclassified from accumulated other comprehensive loss	—	739	—	739
Balance, October 28, 2017	$(5,446)	$7,277	$(54,865)	$(53,034)

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

In September 2017, the Compensation Committee approved grants of non-qualified Co-Invest Options (the “New Co-Invest Options”) to certain continuing employees who previously held Co-Invest Options. The New Co-Invest Options have the effect of replacing the previous Co-Invest Options held by those employees, which were cancelled, and extending the expiration date to the tenth anniversary of the grant date. All other terms of the New Co-Invest Options remain unchanged from the terms of the cancelled Co-Invest Options. In the first quarter of fiscal year 2018, we recorded non-cash stock compensation expense aggregating $4.2 million related to the cancellation and replacement of the previous Co-Invest Options with the New Co-Invest Options.

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

At October 28, 2017, an aggregate of 67,395 Co-Invest Options and time-vested options were held by Retirement Eligible Optionees. The recorded liability with respect to such options was $3.7 million at October 28, 2017, $0.2 million at July 29, 2017 and $4.4 million at October 29, 2016.

The following table sets forth certain summary information with respect to our stock options for the periods indicated:

	Thirteen weeks ended October 28, 2017
(in actuals)	Shares	Weighted Average Exercise Price
Outstanding at July 29, 2017	196,416	$854
Granted	40,406	467
Exercised	(974)	180
Cancelled	(40,406)	467
Forfeited	(3,188)	1,003
Expired	(1,551)	363
Outstanding at October 28, 2017	190,703	$859

Restricted Stock. In the first quarter of fiscal year 2017, Parent approved grants of 26,954 restricted shares of common stock of Parent to certain executive officers and management employees. Subject to continued employment, shares of restricted stock will vest over three or four years in equal increments on each anniversary of December 1, 2016. Each year beginning in calendar 2017, subject to certain limitations, each recipient will have the ability to require Parent to acquire his or her vested shares (the "put right") during the 14-day period following the release of the Company's earnings in respect of its first fiscal quarter (such period, the "put period") for a purchase price equal to the fair market value of Parent's common stock at the beginning of the put period. Except as described below with respect to our Chief Executive Officer, a recipient will forfeit all unvested shares of restricted stock and may not exercise the put right with respect to any vested shares following the termination of his or her employment for any reason. Following a voluntary departure without good reason or a termination for cause, we have the right to repurchase any vested shares of restricted stock at par value ($0.001 per share).

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

At October 28, 2017, 20,313 shares of unvested restricted common stock were outstanding. The recorded liability with respect to such shares was $1.5 million at October 28, 2017 and $1.2 million at July 29, 2017.

Stock Compensation Expense. The following table summarizes our stock-based compensation expense:

	Thirteen weeks ended
(in thousands)	October 28, 2017	October 29, 2016

Stock compensation expense:
Stock options	$4,253	$1,381
Restricted stock	306	—
Total	$4,559	$1,381

For a more detailed description of our stock-based awards, refer to Note 14 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 29, 2017.

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

Additionally, beginning in July 2017, in accordance with the contractual provisions of the credit card program agreement, our allocable share of the profits generated by the credit card portfolio was reduced as a result of our current credit ratings.

13. Other Expenses

Other expenses consists of the following components:

	Thirteen weeks ended
(in thousands)	October 28, 2017	October 29, 2016

Expenses related to store closures	$1,318	$—
Expenses related to Cyber-Attack, net of insurance recoveries	1,100	—
Expenses incurred in connection with strategic initiatives	422	6,553
MyTheresa acquisition costs (benefits)	—	(615)
Other expenses	—	880
Total	$2,840	$6,818

During fiscal year 2017, we began a process to assess our Last Call footprint and closed four of our Last Call stores.  During the first quarter of fiscal year 2018, we announced that we will be closing ten additional Last Call stores in fiscal year 2018 in order to optimize our Last Call store portfolio. In the first quarter of fiscal year 2018, we incurred $1.3 million of expenses related to these store closures, which primarily consisted of severance costs.
We discovered in January 2014 that malicious software was clandestinely installed on our computer systems. In the first quarter of fiscal year 2018, we incurred legal expenses in connection with the Cyber-Attack.

We incurred professional fees and other costs aggregating $0.4 million in the first quarter of fiscal year 2018 and $6.6 million in the first quarter of fiscal year 2017 in connection with review of our resources and organizational processes ("Organizing for Growth"), implementation of our integrated merchandising and distribution system ("NMG One") and the evaluation of potential strategic alternatives. In connection with Organizing for Growth, we eliminated approximately 90 positions in the first quarter of fiscal year 2017 across our stores, divisions and facilities. We incurred $3.3 million of severance costs in the first quarter of fiscal year 2017.

14. Condensed Consolidating Financial Information (with respect to NMG's obligations under the Senior Secured Credit Facilities, Cash Pay Notes and PIK Toggle Notes)

All of NMG’s obligations under the Senior Secured Credit Facilities are guaranteed by Holdings and our current and future direct and indirect wholly owned subsidiaries, subject to exceptions as more fully described in Note 5.  All of NMG's obligations under the Cash Pay Notes and the PIK Toggle Notes are guaranteed by the same entities that guarantee the Senior Secured Credit Facilities, other than Holdings. Currently, the Company’s non-guarantor subsidiaries under the Senior Secured Credit Facilities, Cash Pay Notes and PIK Toggle Notes consist principally of (i) NMG Germany GmbH, through which we conduct the operations of MyTheresa, (ii) NMG International LLC, a holding company with respect to our foreign operations and (iii) Nancy Holdings LLC, which holds legal title to certain real property used by us in conducting our operations and described below under "— Results of Operations and Financial Condition of Unrestricted Subsidiaries". The non-guarantor subsidiary Nancy Holdings LLC had no assets or operations prior to March 10, 2017.

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

	October 28, 2017
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$35,812	$868	$4,784	$—	$41,464
Credit card receivables	—	40,836	—	3,509	—	44,345
Merchandise inventories	—	1,066,302	178,049	97,945	—	1,342,296
Other current assets	—	120,568	8,597	5,763	(587)	134,341
Total current assets	—	1,263,518	187,514	112,001	(587)	1,562,446
Property and equipment, net	—	1,308,927	147,231	103,408	—	1,559,566
Intangible assets, net	—	496,771	2,237,726	74,518	—	2,809,015
Goodwill	—	1,338,844	414,402	132,145	—	1,885,391
Other long-term assets	—	21,922	1,384	—	—	23,306
Investments in subsidiaries	451,559	3,243,542	—	—	(3,695,101)	—
Total assets	$451,559	$7,673,524	$2,988,257	$422,072	$(3,695,688)	$7,839,724
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$313,887	$—	$14,043	$—	$327,930
Accrued liabilities	—	386,853	89,690	38,361	(587)	514,317
Current portion of long-term debt	—	29,426	—	—	—	29,426
Total current liabilities	—	730,166	89,690	52,404	(587)	871,673
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,778,355	—	4,869	—	4,783,224
Deferred income taxes	—	1,132,282	—	14,900	—	1,147,182
Other long-term liabilities	—	581,162	5,397	(473)	—	586,086
Total long-term liabilities	—	6,491,799	5,397	19,296	—	6,516,492
Total member equity	451,559	451,559	2,893,170	350,372	(3,695,101)	451,559
Total liabilities and member equity	$451,559	$7,673,524	$2,988,257	$422,072	$(3,695,688)	$7,839,724

	July 29, 2017
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$28,301	$649	$20,289	$—	$49,239
Credit card receivables	—	35,091	—	3,745	—	38,836
Merchandise inventories	—	915,910	151,193	86,554	—	1,153,657
Other current assets	—	135,174	9,956	1,896	(587)	146,439
Total current assets	—	1,114,476	161,798	112,484	(587)	1,388,171
Property and equipment, net	—	1,333,487	149,932	103,542	—	1,586,961
Intangible assets, net	—	509,757	2,249,290	72,369	—	2,831,416
Goodwill	—	1,338,844	414,402	127,648	—	1,880,894
Other long-term assets	—	14,384	1,690	—	—	16,074
Investments in subsidiaries	466,652	3,239,816	—	—	(3,706,468)	—
Total assets	$466,652	$7,550,764	$2,977,112	$416,043	$(3,707,055)	$7,703,516
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$288,079	$—	$28,751	$—	$316,830
Accrued liabilities	—	350,773	74,832	31,919	(587)	456,937
Current portion of long-term debt	—	29,426	—	—	—	29,426
Total current liabilities	—	668,278	74,832	60,670	(587)	803,193
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,675,540	—	—	—	4,675,540
Deferred income taxes	—	1,144,022	—	12,811	—	1,156,833
Other long-term liabilities	—	596,272	5,379	(353)	—	601,298
Total long-term liabilities	—	6,415,834	5,379	12,458	—	6,433,671
Total member equity	466,652	466,652	2,896,901	342,915	(3,706,468)	466,652
Total liabilities and member equity	$466,652	$7,550,764	$2,977,112	$416,043	$(3,707,055)	$7,703,516

	October 29, 2016
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$32,930	$590	$8,557	$—	$42,077
Credit card receivables	—	41,986	—	713	—	42,699
Merchandise inventories	—	1,075,930	179,537	69,593	—	1,325,060
Other current assets	—	131,074	8,967	3,013	(1,432)	141,622
Total current assets	—	1,281,920	189,094	81,876	(1,432)	1,551,458
Property and equipment, net	—	1,455,501	148,965	3,033	—	1,607,499
Intangible assets, net	—	551,654	2,593,726	73,202	—	3,218,582
Goodwill	—	1,412,146	537,263	125,713	—	2,075,122
Other long-term assets	—	10,580	3,135	—	—	13,715
Intercompany notes receivable	—	—	199,460	—	(199,460)	—
Investments in subsidiaries	922,978	3,599,514	—	—	(4,522,492)	—
Total assets	$922,978	$8,311,315	$3,671,643	$283,824	$(4,723,384)	$8,466,376
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$335,959	$—	$11,328	$—	$347,287
Accrued liabilities	—	357,641	76,906	52,335	(1,432)	485,450
Current portion of long-term debt	—	29,426	—	—	—	29,426
Total current liabilities	—	723,026	76,906	63,663	(1,432)	862,163
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,772,596	—	—	—	4,772,596
Intercompany notes payable	—	—	—	199,460	(199,460)	—
Deferred income taxes	—	1,269,579	—	11,717	—	1,281,296
Other long-term liabilities	—	623,136	4,207	—	—	627,343
Total long-term liabilities	—	6,665,311	4,207	211,177	(199,460)	6,681,235
Total member equity	922,978	922,978	3,590,530	8,984	(4,522,492)	922,978
Total liabilities and member equity	$922,978	$8,311,315	$3,671,643	$283,824	$(4,723,384)	$8,466,376

	Thirteen weeks ended October 28, 2017
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$850,146	$196,059	$74,094	$—	$1,120,299
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	551,949	123,567	47,371	—	722,887
Selling, general and administrative expenses (excluding depreciation)	—	237,065	35,323	22,892	—	295,280
Income from credit card program	—	(10,531)	(1,333)	—	—	(11,864)
Depreciation expense	—	49,259	3,992	1,977	—	55,228
Amortization of intangible assets and favorable lease commitments	—	12,985	11,564	400	—	24,949
Other expenses (income)	—	2,840	—	—	—	2,840
Operating earnings (loss)	—	6,579	22,946	1,454	—	30,979
Interest expense (income), net	—	76,130	—	(32)	—	76,098
Intercompany royalty charges (income)	—	39,433	(39,433)	—	—	—
Equity in loss (earnings) of subsidiaries	26,217	(64,285)	—	—	38,068	—
Earnings (loss) before income taxes	(26,217)	(44,699)	62,379	1,486	(38,068)	(45,119)
Income tax expense (benefit)	—	(18,482)	—	(420)	—	(18,902)
Net earnings (loss)	$(26,217)	$(26,217)	$62,379	$1,906	$(38,068)	$(26,217)
Total other comprehensive earnings (loss), net of tax	10,397	4,243	—	6,154	(10,397)	10,397
Total comprehensive earnings (loss)	$(15,820)	$(21,974)	$62,379	$8,060	$(48,465)	$(15,820)

	Thirteen weeks ended October 29, 2016
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$836,605	$185,064	$57,438	$—	$1,079,107
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	544,538	117,109	38,248	—	699,895
Selling, general and administrative expenses (excluding depreciation)	—	225,940	33,756	16,900	—	276,596
Income from credit card program	—	(12,429)	(1,239)	—	—	(13,668)
Depreciation expense	—	52,186	4,420	278	—	56,884
Amortization of intangible assets and favorable lease commitments	—	14,432	11,687	1,158	—	27,277
Other expenses (income)	—	8,123	—	(1,305)	—	6,818
Operating earnings (loss)	—	3,815	19,331	2,159	—	25,305
Interest expense (income), net	—	72,089	(1,434)	1,428	—	72,083
Intercompany royalty charges (income)	—	34,004	(34,004)	—	—	—
Equity in loss (earnings) of subsidiaries	23,513	(56,078)	—	—	32,565	—
Earnings (loss) before income taxes	(23,513)	(46,200)	54,769	731	(32,565)	(46,778)
Income tax expense (benefit)	—	(22,687)	—	(578)	—	(23,265)
Net earnings (loss)	$(23,513)	$(23,513)	$54,769	$1,309	$(32,565)	$(23,513)
Total other comprehensive earnings (loss), net of tax	970	(1,526)	—	2,496	(970)	970
Total comprehensive earnings (loss)	$(22,543)	$(25,039)	$54,769	$3,805	$(33,535)	$(22,543)

	Thirteen weeks ended October 28, 2017
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$(26,217)	$(26,217)	$62,379	$1,906	$(38,068)	$(26,217)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	68,361	15,556	2,377	—	86,294
Deferred income taxes	—	(14,418)	—	(173)	—	(14,591)
Payment-in-kind interest	—	14,362	—	—	—	14,362
Other	—	1,068	324	(2,624)	—	(1,232)
Intercompany royalty income payable (receivable)	—	39,433	(39,433)	—	—	—
Equity in loss (earnings) of subsidiaries	26,217	(64,285)	—	—	38,068	—
Changes in operating assets and liabilities, net	—	(58,251)	(36,671)	(20,800)	—	(115,722)
Net cash provided by (used for) operating activities	—	(39,947)	2,155	(19,314)	—	(57,106)
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	—	(21,185)	(1,936)	(1,539)	—	(24,660)
Net cash provided by (used for) investing activities	—	(21,185)	(1,936)	(1,539)	—	(24,660)
CASH FLOWS - FINANCING ACTIVITIES
Borrowings under revolving credit facilities	—	186,000	—	5,793	—	191,793
Repayment of borrowings	—	(117,357)	—	(891)	—	(118,248)
Net cash provided by (used for) financing activities	—	68,643	—	4,902	—	73,545
Effect of exchange rate changes on cash and cash equivalents	—	—	—	446	—	446
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	7,511	219	(15,505)	—	(7,775)
Beginning balance	—	28,301	649	20,289	—	49,239
Ending balance	$—	$35,812	$868	$4,784	$—	$41,464

	Thirteen weeks ended October 29, 2016
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$(23,513)	$(23,513)	$54,769	$1,309	$(32,565)	$(23,513)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	72,761	16,107	1,436	—	90,304
Deferred income taxes	—	(16,539)	—	543	—	(15,996)
Other	—	1,679	(1,651)	(1,166)	—	(1,138)
Intercompany royalty income payable (receivable)	—	34,004	(34,004)	—	—	—
Equity in loss (earnings) of subsidiaries	23,513	(56,078)	—	—	32,565	—
Changes in operating assets and liabilities, net	—	(141,975)	(24,060)	(14,669)	—	(180,704)
Net cash provided by (used for) operating activities	—	(129,661)	11,161	(12,547)	—	(131,047)
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	—	(54,403)	(11,507)	(287)	—	(66,197)
Net cash provided by (used for) investing activities	—	(54,403)	(11,507)	(287)	—	(66,197)
CASH FLOWS - FINANCING ACTIVITIES
Borrowings under revolving credit facilities	—	270,000	—	—	—	270,000
Repayment of borrowings	—	(87,357)	—	—	—	(87,357)
Debt issuance costs paid	—	(5,440)	—	—	—	(5,440)
Net cash provided (used for) by financing activities	—	177,203	—	—	—	177,203
Effect of exchange rate changes on cash and cash equivalents	—	—	—	275	—	275
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	(6,861)	(346)	(12,559)	—	(19,766)
Beginning balance	—	39,791	936	21,116	—	61,843
Ending balance	$—	$32,930	$590	$8,557	$—	$42,077

Results of Operations and Financial Condition of Unrestricted Subsidiaries. On March 10, 2017, the Board of Directors of Parent designated certain of our subsidiaries as “unrestricted subsidiaries” for purposes of the indenture governing the Cash Pay Notes and the indenture governing the PIK Toggle Notes. These subsidiaries were previously or simultaneously designated as "unrestricted subsidiaries" under the Asset-Based Revolving Credit Facility and the Senior Secured Term Loan Facility. At October 28, 2017, the unrestricted subsidiaries consisted primarily of (i) NMG Germany GmbH, through which we conduct the operations of MyTheresa and (ii) Nancy Holdings LLC, which holds legal title to certain real property located in McLean, Virginia, San Antonio, Texas and Longview, Texas used by us in conducting our operations.

Pursuant to the terms of the indentures governing the Cash Pay Notes and the PIK Toggle Notes, we are presenting the following financial information with respect to the unrestricted subsidiaries separate from the Company and its restricted subsidiaries. The unrestricted subsidiary Nancy Holdings LLC had no assets or operations prior to March 10, 2017. The financial information of NMG Germany GmbH for the thirteen weeks ended October 29, 2016 was substantially the same as the financial information presented for “Non-Guarantor Subsidiaries” for such period included in the tables above in this Note 14. The difference in net earnings of the unrestricted subsidiaries for the thirteen weeks ended October 29, 2016 compared to the net earnings of the non-guarantor subsidiaries for such period, as presented in the tables above in this Note 14, consisted primarily of a net interest income of approximately $1.4 million per fiscal quarter associated with an intercompany note payable by the MyTheresa unrestricted subsidiaries and held by NMG International LLC, which is a non-guarantor restricted subsidiary.
This information may not necessarily be indicative of the financial condition and results of operations of the unrestricted subsidiaries had they operated as independent entities during the periods presented.
Information with respect to the unrestricted subsidiaries with respect to the Cash Pay Notes and PIK Toggle Notes is as follows:

(in thousands)	October 28, 2017	July 29, 2017

Total assets	$422,003	$415,974
Net assets	143,593	137,661

Thirteen weeks ended
(in thousands)	October 28, 2017

Revenues	$74,094
Net earnings	381

15. Condensed Consolidating Financial Information (with respect to NMG's obligations under the 2028 Debentures)

All of NMG’s obligations under the 2028 Debentures are guaranteed by the Company.  The guarantee by the Company is full and unconditional and is subject to automatic release if the requirements for legal defeasance or covenant defeasance of the 2028 Debentures are satisfied, or if NMG’s obligations under the indenture governing the 2028 Debentures are discharged.  Currently, the Company’s non-guarantor subsidiaries under the 2028 Debentures consist principally of (i) Bergdorf Goodman, Inc., through which we conduct the operations of our Bergdorf Goodman stores; (ii) NM Nevada Trust, which holds legal title to certain real property and intangible assets used by NMG in conducting its operations; (iii) NMG Germany GmbH, through which we conduct the operations of MyTheresa; (iv) NMG International LLC, a holding company with respect to our foreign operations; and (v) Nancy Holdings LLC, which holds legal title to certain real property used by NMG in conducting its operations and described in Note 14 under "— Results of Operations and Financial Condition of Unrestricted Subsidiaries". The non-guarantor subsidiary Nancy Holdings LLC had no assets or operations prior to March 10, 2017.

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

	October 28, 2017
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$35,812	$5,652	$—	$41,464
Credit card receivables	—	40,836	3,509	—	44,345
Merchandise inventories	—	1,066,302	275,994	—	1,342,296
Other current assets	—	120,568	14,360	(587)	134,341
Total current assets	—	1,263,518	299,515	(587)	1,562,446
Property and equipment, net	—	1,308,927	250,639	—	1,559,566
Intangible assets, net	—	496,771	2,312,244	—	2,809,015
Goodwill	—	1,338,844	546,547	—	1,885,391
Other long-term assets	—	21,922	1,384	—	23,306
Investments in subsidiaries	451,559	3,243,542	—	(3,695,101)	—
Total assets	$451,559	$7,673,524	$3,410,329	$(3,695,688)	$7,839,724
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$313,887	$14,043	$—	$327,930
Accrued liabilities	—	386,853	128,051	(587)	514,317
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	730,166	142,094	(587)	871,673
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,778,355	4,869	—	4,783,224
Deferred income taxes	—	1,132,282	14,900	—	1,147,182
Other long-term liabilities	—	581,162	4,924	—	586,086
Total long-term liabilities	—	6,491,799	24,693	—	6,516,492
Total member equity	451,559	451,559	3,243,542	(3,695,101)	451,559
Total liabilities and member equity	$451,559	$7,673,524	$3,410,329	$(3,695,688)	$7,839,724

	July 29, 2017
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$28,301	$20,938	$—	$49,239
Credit card receivables	—	35,091	3,745	—	38,836
Merchandise inventories	—	915,910	237,747	—	1,153,657
Other current assets	—	135,174	11,852	(587)	146,439
Total current assets	—	1,114,476	274,282	(587)	1,388,171
Property and equipment, net	—	1,333,487	253,474	—	1,586,961
Intangible assets, net	—	509,757	2,321,659	—	2,831,416
Goodwill	—	1,338,844	542,050	—	1,880,894
Other long-term assets	—	14,384	1,690	—	16,074
Investments in subsidiaries	466,652	3,239,816	—	(3,706,468)	—
Total assets	$466,652	$7,550,764	$3,393,155	$(3,707,055)	$7,703,516
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$288,079	$28,751	$—	$316,830
Accrued liabilities	—	350,773	106,751	(587)	456,937
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	668,278	135,502	(587)	803,193
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,675,540	—	—	4,675,540
Deferred income taxes	—	1,144,022	12,811	—	1,156,833
Other long-term liabilities	—	596,272	5,026	—	601,298
Total long-term liabilities	—	6,415,834	17,837	—	6,433,671
Total member equity	466,652	466,652	3,239,816	(3,706,468)	466,652
Total liabilities and member equity	$466,652	$7,550,764	$3,393,155	$(3,707,055)	$7,703,516

	October 29, 2016
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$32,930	$9,147	$—	$42,077
Credit card receivables	—	41,986	713	—	42,699
Merchandise inventories	—	1,075,930	249,130	—	1,325,060
Other current assets	—	131,074	10,548	—	141,622
Total current assets	—	1,281,920	269,538	—	1,551,458
Property and equipment, net	—	1,455,501	151,998	—	1,607,499
Intangible assets, net	—	551,654	2,666,928	—	3,218,582
Goodwill	—	1,412,146	662,976	—	2,075,122
Other long-term assets	—	10,580	3,135	—	13,715
Investments in subsidiaries	922,978	3,599,514	—	(4,522,492)	—
Total assets	$922,978	$8,311,315	$3,754,575	$(4,522,492)	$8,466,376
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$335,959	$11,328	$—	$347,287
Accrued liabilities	—	357,641	127,809	—	485,450
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	723,026	139,137	—	862,163
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,772,596	—	—	4,772,596
Deferred income taxes	—	1,269,579	11,717	—	1,281,296
Other long-term liabilities	—	623,136	4,207	—	627,343
Total long-term liabilities	—	6,665,311	15,924	—	6,681,235
Total member equity	922,978	922,978	3,599,514	(4,522,492)	922,978
Total liabilities and member equity	$922,978	$8,311,315	$3,754,575	$(4,522,492)	$8,466,376

	Thirteen weeks ended October 28, 2017
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$850,146	$270,153	$—	$1,120,299
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	551,949	170,938	—	722,887
Selling, general and administrative expenses (excluding depreciation)	—	237,065	58,215	—	295,280
Income from credit card program	—	(10,531)	(1,333)	—	(11,864)
Depreciation expense	—	49,259	5,969	—	55,228
Amortization of intangible assets and favorable lease commitments	—	12,985	11,964	—	24,949
Other expenses (income)	—	2,840	—	—	2,840
Operating earnings (loss)	—	6,579	24,400	—	30,979
Interest expense (income), net	—	76,130	(32)	—	76,098
Intercompany royalty charges (income)	—	39,433	(39,433)	—	—
Equity in loss (earnings) of subsidiaries	26,217	(64,285)	—	38,068	—
Earnings (loss) before income taxes	(26,217)	(44,699)	63,865	(38,068)	(45,119)
Income tax expense (benefit)	—	(18,482)	(420)	—	(18,902)
Net earnings (loss)	$(26,217)	$(26,217)	$64,285	$(38,068)	$(26,217)
Total other comprehensive earnings (loss), net of tax	10,397	4,243	6,154	(10,397)	10,397
Total comprehensive earnings (loss)	$(15,820)	$(21,974)	$70,439	$(48,465)	$(15,820)

	Thirteen weeks ended October 29, 2016
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$836,605	$242,502	$—	$1,079,107
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	544,538	155,357	—	699,895
Selling, general and administrative expenses (excluding depreciation)	—	225,940	50,656	—	276,596
Income from credit card program	—	(12,429)	(1,239)	—	(13,668)
Depreciation expense	—	52,186	4,698	—	56,884
Amortization of intangible assets and favorable lease commitments	—	14,432	12,845	—	27,277
Other expenses (income)	—	8,123	(1,305)	—	6,818
Operating earnings (loss)	—	3,815	21,490	—	25,305
Interest expense (income), net	—	72,089	(6)	—	72,083
Intercompany royalty charges (income)	—	34,004	(34,004)	—	—
Equity in loss (earnings) of subsidiaries	23,513	(56,078)	—	32,565	—
Earnings (loss) before income taxes	(23,513)	(46,200)	55,500	(32,565)	(46,778)
Income tax expense (benefit)	—	(22,687)	(578)	—	(23,265)
Net earnings (loss)	$(23,513)	$(23,513)	$56,078	$(32,565)	$(23,513)
Total other comprehensive earnings (loss), net of tax	970	(1,526)	2,496	(970)	970
Total comprehensive earnings (loss)	$(22,543)	$(25,039)	$58,574	$(33,535)	$(22,543)

	Thirteen weeks ended October 28, 2017
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$(26,217)	$(26,217)	$64,285	$(38,068)	$(26,217)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	68,361	17,933	—	86,294
Deferred income taxes		(14,418)	(173)	—	(14,591)
Payment-in-kind interest	—	14,362	—	—	14,362
Other	—	1,068	(2,300)	—	(1,232)
Intercompany royalty income payable (receivable)	—	39,433	(39,433)	—	—
Equity in loss (earnings) of subsidiaries	26,217	(64,285)	—	38,068	—
Changes in operating assets and liabilities, net	—	(58,251)	(57,471)		(115,722)
Net cash provided by (used for) operating activities	—	(39,947)	(17,159)	—	(57,106)
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(21,185)	(3,475)	—	(24,660)
Net cash provided by (used for) investing activities	—	(21,185)	(3,475)	—	(24,660)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under revolving credit facilities	—	186,000	5,793	—	191,793
Repayment of borrowings	—	(117,357)	(891)	—	(118,248)
Net cash provided by (used for) financing activities	—	68,643	4,902	—	73,545
Effect of exchange rate changes on cash and cash equivalents	—	—	446	—	446
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	7,511	(15,286)	—	(7,775)
Beginning balance	—	28,301	20,938	—	49,239
Ending balance	$—	$35,812	$5,652	$—	$41,464

	Thirteen weeks ended October 29, 2016
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$(23,513)	$(23,513)	$56,078	$(32,565)	$(23,513)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	72,761	17,543	—	90,304
Deferred income taxes	—	(16,539)	543	—	(15,996)
Other	—	1,679	(2,817)	—	(1,138)
Intercompany royalty income payable (receivable)	—	34,004	(34,004)	—	—
Equity in loss (earnings) of subsidiaries	23,513	(56,078)	—	32,565	—
Changes in operating assets and liabilities, net	—	(141,975)	(38,729)	—	(180,704)
Net cash provided by (used for) operating activities	—	(129,661)	(1,386)	—	(131,047)
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(54,403)	(11,794)	—	(66,197)
Net cash provided by (used for) investing activities	—	(54,403)	(11,794)	—	(66,197)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under revolving credit facilities	—	270,000	—	—	270,000
Repayment of borrowings	—	(87,357)	—	—	(87,357)
Debt issuance costs paid	—	(5,440)	—	—	(5,440)
Net cash provided by (used for) financing activities	—	177,203	—	—	177,203
Effect of exchange rate changes on cash and cash equivalents	—	—	275	—	275
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	(6,861)	(12,905)	—	(19,766)
Beginning balance	—	39,791	22,052	—	61,843
Ending balance	$—	$32,930	$9,147	$—	$42,077

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 29, 2017.  Unless otherwise specified, the meanings of all defined terms in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") are consistent with the meanings of such terms as defined in the Notes to Condensed Consolidated Financial Statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. In many cases, forward-looking statements can generally be identified by the use of forward-looking terminology such as “may,” “plan,” “predict,” “expect,” “estimate,” “intend,” “would,” “will,” “could,” “should,” “anticipate,” “believe,” “project” or “continue” or the negative thereof or other similar expressions.
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

•
other risks, uncertainties and factors set forth in Part II – Item 1A "Risk Factors" in this report or in Part I - Item 1A "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended July 29, 2017 as filed with the Securities and Exchange Commission on October 10, 2017.

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

The Company is a subsidiary of Mariposa Intermediate Holdings LLC, which in turn is a subsidiary of Neiman Marcus Group, Inc., a Delaware corporation ("Parent"). Parent is owned by entities affiliated with Ares Management, L.P. and Canada Pension Plan Investment Board (together, the "Sponsors") and certain co-investors. The Sponsors acquired the Company on October 25, 2013. The Company's operations are conducted through its direct wholly owned subsidiary, The Neiman Marcus Group LLC ("NMG").

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

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  All references to (i) the first quarter of fiscal year 2018 relate to the thirteen weeks ended October 28, 2017 and (ii) the first quarter of fiscal year 2017 relate to the thirteen weeks ended October 29, 2016.

Certain amounts presented in tables are subject to rounding adjustments and, as a result, the totals in such tables may not sum.

Investments and Strategic Initiatives

We are investing in strategies to grow our revenues and profits. Strategies we have pursued and continue to pursue include:

•	We are investing in technology to enhance the customer shopping experiences in both our online and store operations, including:

•
our "Digital First" strategy, which advances our ability to leverage data and analytics to deliver more insight into customer preferences and behaviors. This will strengthen our position as a leader in luxury retail by addressing and anticipating our customers' evolving shopping behaviors; and

•
the launch of an integrated merchandising and distribution system in fiscal year 2017, which we refer to as "NMG One". NMG One is designed to enable us to purchase, share, manage and sell our inventories across our omni-channel operations and brands more efficiently;

•
We have assessed and will continue to assess our Last Call operations. During fiscal year 2017, we began a process to assess our Last Call footprint and closed four of our Last Call stores. During the first quarter of fiscal year 2018, we announced that we will be closing ten additional Last Call stores in fiscal year 2018 in order to optimize our Last Call store portfolio. We will continue to evaluate our off-price business and seek to optimize the operations of Last Call in the future;

•
We have re-engineered and will continue to re-engineer our costs to optimize our resources and organizational processes through a comprehensive review project we refer to as "Organizing for Growth". In connection with Organizing for Growth, we eliminated a total of approximately 800 positions during fiscal years 2017 and 2016 across our stores, divisions and facilities; and

•
We are making capital investments to remodel our existing stores as well as to open new stores in select markets such as New York City (currently scheduled to open in fiscal year 2019) and Fort Worth, Texas (opened in February 2017).

Summary of Results of Operations

A summary of our results of operations is as follows:

•
Revenues — Our revenues for the first quarter of fiscal year 2018 were $1,120.3 million, an increase of 3.8% compared to the first quarter of fiscal year 2017. Comparable revenues for the first quarter of fiscal year 2018 increased 4.2% compared to the first quarter of fiscal year 2017. During the first quarter of fiscal year 2018, Hurricane Harvey and Hurricane Irma significantly impacted our stores in Houston, Texas and in Florida and resulted in temporary closure of some of our stores. We estimate that these closures reduced our comparable revenues by approximately 100 basis points in the first quarter of fiscal year 2018.

In the first quarter of fiscal year 2018, revenues generated by our online operations were $360.9 million, or 32.2% of consolidated revenues. Comparable revenues from our online operations for the first quarter of fiscal year 2018 increased 14.4% from the first quarter of fiscal year 2017.

•
Cost of Goods Sold Including Buying and Occupancy Costs (Excluding Depreciation) ("COGS") — Compared to the corresponding period of the prior year, COGS as a percentage of revenues decreased 40 basis points in the first quarter of fiscal year 2018. The decrease in COGS, as a percentage of revenues, was primarily attributable to:

•	higher net product margins due primarily to lower markdowns and promotional costs; and

•	the leveraging of buying and occupancy costs on higher revenues.

At October 28, 2017, consolidated inventories totaled $1,342.3 million, a 1.3% increase from October 29, 2016.  Merchandise inventories supporting our U.S. operations decreased 0.9% and merchandise inventories supporting our MyTheresa operations increased 40.7% from the corresponding period of the prior year. We have and will continue to work aggressively to align our inventory levels and purchases with anticipated future customer demand.

•
Selling, General and Administrative Expenses (Excluding Depreciation) ("SG&A") — Compared to the corresponding period of the prior year, SG&A expenses excluding current and long-term incentive compensation costs, as a percentage of revenues, decreased approximately 60 basis points in the first quarter of fiscal year 2018. The lower levels of SG&A expenses, as a percentage of revenues, were primarily attributable to:

•	favorable payroll and related costs driven by (i) our ongoing strategic initiatives and (ii) leveraging of these expenses on higher revenues and lower benefits costs incurred;

•	lower expenses incurred in connection with openings of new stores and the remodeling of existing stores; partially offset by

•	certain corporate expenses, primarily professional fees; and

•	higher credit card chargebacks and other fees.

Current and long-term incentive compensation costs increased approximately 140 basis points in the first quarter of fiscal year 2018 compared to the prior year due primarily to (i) our improved financial performance and (ii) the modification of certain Co-Invest Options in the first quarter of fiscal year 2018.

For the first quarter of fiscal year 2018, our total SG&A expenses including current and long-term incentive compensation costs, as a percentage of revenues, increased approximately 80 basis points compared to the prior year.

Liquidity — At October 28, 2017, we had outstanding revolving credit facilities aggregating $917.7 million consisting of (i) our Asset-Based Revolving Credit Facility of $900.0 million in the U.S. and (ii) the mytheresa.com Credit Facilities of $17.7 million, or €15.0 million. Pursuant to these credit facilities, we had outstanding borrowings of $343.9 million, of which $339.0 million represented borrowings under our Asset-Based Revolving Credit Facility and $4.9 million, or €4.1 million, represented borrowings under the mytheresa.com Credit Facilities. Additionally, we had outstanding letters of credit and guarantees of $3.0 million as of October 28, 2017. Our borrowings under these credit facilities fluctuate based on our seasonal working capital requirements, which generally peak in our first and third quarters. At October 28, 2017, we had unused borrowing commitments aggregating $570.8 million, subject to a borrowing base, of which (i) $90.0 million of such capacity is available to us subject to certain restrictions as more fully described in Note 5 of the Notes to Condensed Consolidated Financial Statements in Part I — Item 1 and (ii) $11.6 million of such capacity is available only to MyTheresa and not to our U.S. operations. Additionally, we held cash and cash equivalents and credit card receivables of $85.8 million bringing our available liquidity to $656.6 million at October 28, 2017, inclusive of the amount available to MyTheresa. We believe that cash generated from our operations along with our existing cash balances and available sources of financing will enable us to meet our anticipated cash obligations during the next 12 months.

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

Results of Operations

Performance Summary

The following table sets forth certain items expressed as percentages of revenues for the periods indicated:

	Thirteen weeks ended
	October 28, 2017	October 29, 2016

Revenues	100.0%	100.0%
Cost of goods sold including buying and occupancy costs (excluding depreciation)	64.5	64.9
Selling, general and administrative expenses (excluding depreciation)	26.4	25.6
Income from credit card program	(1.1)	(1.3)
Depreciation expense	4.9	5.3
Amortization of intangible assets	1.1	1.3
Amortization of favorable lease commitments	1.1	1.3
Other expenses	0.3	0.6
Operating earnings	2.8	2.3
Interest expense, net	6.8	6.7
Loss before income taxes	(4.0)	(4.3)
Income tax benefit	(1.7)	(2.2)
Net loss	(2.3)%	(2.2)%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated:

	Thirteen weeks ended
(dollars in millions, except sales per square foot and store count)	October 28, 2017	October 29, 2016

Change in comparable revenues (1)
Total revenues	4.2%	(8.0)%
Online revenues	14.4%	—%

Percentage of revenues transacted online	32.2%	29.2%

Store count
Neiman Marcus and Bergdorf Goodman full-line stores open at end of period	44	44
Last Call stores open at end of period	38	42

Sales per square foot (2)	$120	$118

Capital expenditures (3)	$24.7	$66.2
Depreciation expense	55.2	56.9
Rent expense and related occupancy costs	28.3	28.2

Non-GAAP financial measures
EBITDA (4)	$111.2	$109.5
Adjusted EBITDA (4)	$123.5	$122.9

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

(3)
Amounts represent gross capital expenditures and exclude developer contribution repayments of $0.7 million for the thirteen weeks ended October 28, 2017 and developer contributions of $7.7 million for the thirteen weeks ended October 29, 2016.

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise.  These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor.  Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise.  These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold.  We received vendor allowances of $3.4 million, or 0.3% of revenues, in the first quarter of fiscal year 2018 and $1.2 million, or 0.1% of revenues, in the first quarter of fiscal year 2017. The amounts of vendor allowances we receive fluctuate based partially on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during the first quarter of fiscal years 2018 and 2017.

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

Advertising costs consist primarily of (i) online marketing costs, (ii) advertising costs incurred related to the production of the photographic content for our websites and (iii) costs incurred related to the production, printing and distribution of our print catalogs and other promotional materials mailed to our customers.  We receive advertising allowances from certain of our merchandise vendors.  Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media and digital media.  Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned.  Advertising allowances were approximately $17.1 million, or 1.5% of revenues, in the first quarter of fiscal year 2018 and $18.4 million, or 1.7% of revenues, in the first quarter of fiscal year 2017.

We also receive allowances from certain merchandise vendors in connection with compensation programs for employees who sell the vendor’s merchandise.  These allowances are netted against the related compensation expenses that we incur.  Amounts received from vendors related to compensation programs were $14.5 million, or 1.3% of revenues, in the first quarter of fiscal year 2018 and $16.5 million, or 1.5% of revenues, in the first quarter of fiscal year 2017.

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

Additionally, beginning in July 2017, in accordance with the provisions of the credit card program agreement, our allocable share of the profits generated by the credit card portfolio was reduced as a result of our current credit ratings.

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

We recorded impairment charges aggregating $510.7 million in fiscal year 2017 ($153.8 million in the second quarter and $357.0 million in the fourth quarter). These impairment charges were driven both by (i) changes in market conditions related to increases in the weighted average cost of capital and valuation multiples and (ii) deterioration of operating trends during such periods. These impairment charges related to certain of our tradenames, goodwill and long-lived assets primarily associated with our Neiman Marcus and Bergdorf Goodman brands.

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

Results of Operations for the Thirteen Weeks Ended October 28, 2017 Compared to the Thirteen Weeks Ended October 29, 2016

Revenues.  Our revenues for the first quarter of fiscal year 2018 of $1,120.3 million increased by $41.2 million, or 3.8%, from $1,079.1 million in the first quarter of fiscal year 2017. Comparable revenues for the first quarter of fiscal year 2018 were $1,120.3 million compared to $1,075.3 million in the first quarter of fiscal year 2017, representing an increase of 4.2%. During the first quarter of fiscal year 2018, Hurricane Harvey and Hurricane Irma significantly impacted our stores in Houston, Texas and in Florida and resulted in temporary closure of some of our stores. We estimate that these closures reduced our comparable revenues by approximately 100 basis points in the first quarter of fiscal year 2018.

Revenues generated by our online operations were $360.9 million, or 32.2% of consolidated revenues. Comparable revenues from our online operations for the first quarter of fiscal year 2018 increased 14.4% from the first quarter of the prior year. Changes in comparable revenues for our last five fiscal quarters were:

Fiscal year 2018
First quarter	4.2%

Fiscal year 2017
Fourth quarter	(0.5)
Third quarter	(4.9)
Second quarter	(6.8)
First quarter	(8.0)

Cost of Goods Sold Including Buying and Occupancy Costs (Excluding Depreciation). COGS as a percentage of revenues decreased to 64.5% of revenues in the first quarter of fiscal year 2018 from 64.9% of revenues in the first quarter of fiscal year 2017. Compared to the prior year, COGS as a percentage of revenues decreased by 40 basis points due primarily to:

•	higher net product margins of approximately 30 basis points due primarily to lower markdowns and promotional costs; and

•	the leveraging of buying and occupancy costs of approximately 10 basis points on higher revenues.
Selling, General and Administrative Expenses (Excluding Depreciation).  SG&A expenses as a percentage of revenues increased to 26.4% of revenues in the first quarter of fiscal year 2018 compared to 25.6% of revenues in the first quarter of fiscal year 2017.  The components of SG&A expense consisted of:

	Thirteen weeks ended
	October 28, 2017		October 29, 2016
(in millions, except percentages)	$	% of revenues	$	% of revenues

Total SG&A excluding current and long-term incentive compensation costs	$279.0	24.9%	$275.1	25.5%
Current and long-term incentive compensation costs	16.3	1.5%	1.5	0.1%
Total SG&A	$295.3	26.4%	$276.6	25.6%

SG&A expenses excluding current and long-term incentive compensation costs, as a percentage of revenues, decreased approximately 60 basis points due primarily to:

•
favorable payroll and related costs driven by (i) our ongoing strategic initiatives and (ii) leveraging of these expenses on higher revenues and lower benefits costs incurred of approximately 130 basis points; and

•	lower expenses incurred in connection with openings of new stores and the remodeling of existing stores of approximately 20 basis points; partially offset by

•	certain corporate expenses, primarily professional fees, of approximately 60 basis points; and

•	higher credit card chargebacks and other fees of approximately 30 basis points.

Current and long-term incentive compensation costs, which include the annual bonus plan, long-term cash incentives and non-cash stock compensation expense, increased approximately 140 basis points in the first quarter of fiscal year 2018 compared to the prior year due primarily to (i) our improved financial performance and (ii) the modification of certain Co-Invest Options in the first quarter of fiscal year 2018.

Income From Credit Card Program.  Income from our credit card program was $11.9 million, or 1.1% of revenues, in the first quarter of fiscal year 2018 compared to $13.7 million, or 1.3% of revenues, in the first quarter of fiscal year 2017. Compared to the prior year, income from our credit card program as a percentage of revenues decreased by 20 basis points due primarily to the decrease of our allocated share of the profits generated by the credit card portfolio, which was reduced as a result of our current credit ratings.

Depreciation and Amortization Expenses.  Depreciation expense was $55.2 million, or 4.9% of revenues, in the first quarter of fiscal year 2018 compared to $56.9 million, or 5.3% of revenues, in the first quarter of fiscal year 2017.

Amortization of intangible assets (primarily customer lists and favorable lease commitments) was $24.9 million, or 2.2% of revenues, in the first quarter of fiscal year 2018 compared to $27.3 million, or 2.5% of revenues, in the first quarter of fiscal year 2017.

Other Expenses.  Other expenses for the first quarter of fiscal year 2018 were $2.8 million, or 0.3% of revenues, compared to $6.8 million, or 0.6% of revenues, in the first quarter of fiscal year 2017. Other expenses consisted of the following components:

	Thirteen weeks ended
(in millions)	October 28, 2017	October 29, 2016

Expenses related to store closures	$1.3	$—
Expenses related to Cyber-Attack, net of insurance recoveries	1.1	—
Expenses incurred in connection with strategic initiatives	0.4	6.6
MyTheresa acquisition costs (benefits)	—	(0.6)
Other expenses	—	0.9
Total	$2.8	$6.8

During fiscal year 2017, we began a process to assess our Last Call footprint and closed four of our Last Call stores.  During the first quarter of fiscal year 2018, we announced that we will be closing ten additional Last Call stores in fiscal year 2018 in order to optimize our Last Call store portfolio. In the first quarter of fiscal year 2018, we incurred $1.3 million of expenses related to these store closures, which primarily consisted of severance costs.

We discovered in January 2014 that malicious software was clandestinely installed on our computer systems (the "Cyber-Attack"). In the first quarter of fiscal year 2018, we incurred legal expenses in connection with the Cyber-Attack.

We incurred professional fees and other costs aggregating $0.4 million in the first quarter of fiscal year 2018 and $6.6 million in the first quarter of fiscal year 2017 in connection with Organizing for Growth, NMG One and the evaluation of potential strategic alternatives. In connection with Organizing for Growth, we eliminated approximately 90 positions in the first quarter of fiscal year 2017 across our stores, divisions and facilities. We incurred $3.3 million of severance costs in the first quarter of fiscal year 2017.

Interest Expense, net.  Net interest expense was $76.1 million in the first quarter of fiscal year 2018 and $72.1 million for the first quarter of fiscal year 2017. The significant components of interest expense are as follows:

	Thirteen weeks ended
(in millions)	October 28, 2017	October 29, 2016

Asset-Based Revolving Credit Facility	$2.3	$1.2
Senior Secured Term Loan Facility	33.4	31.4
mytheresa.com Credit Facilities	—	—
Cash Pay Notes	19.2	19.2
PIK Toggle Notes	14.4	13.1
2028 Debentures	2.2	2.2
Amortization of debt issue costs	6.1	6.1
Capitalized interest	(1.7)	(1.7)
Other, net	0.2	0.4
Interest expense, net	$76.1	$72.1

Income Tax Benefit.  Our effective income tax rate was 41.9% on the loss for the first quarter of fiscal year 2018 and 49.7% on the loss for the first quarter of fiscal year 2017.

Our effective income tax rate on the loss for the first quarter of fiscal year 2018 exceeded the federal statutory tax rate of 35% due primarily to state and foreign income taxes.

Our effective income tax rate on the loss for the first quarter of fiscal year 2017 exceeded the federal statutory tax rate due primarily to:

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

	Thirteen weeks ended
(dollars in millions)	October 28, 2017	October 29, 2016

Net loss	$(26.2)	$(23.5)
Income tax benefit	(18.9)	(23.3)
Interest expense, net	76.1	72.1
Depreciation expense	55.2	56.9
Amortization of intangible assets and favorable lease commitments	24.9	27.3
EBITDA	$111.2	$109.5
EBITDA as a percentage of revenues	9.9%	10.1%

Non-cash stock compensation and other long-term cash incentives	6.5	1.4
Incremental rent expense related to purchase accounting adjustments	2.3	2.5
Expenses related to store closures	1.3	—
Expenses related to Cyber-Attack, net of insurance recoveries	1.1	—
Expenses incurred in connection with openings of new stores / remodels of existing stores	0.8	2.7
Expenses incurred in connection with strategic initiatives	0.4	6.6
MyTheresa acquisition costs (benefits)	—	(0.6)
Other expenses	—	0.9
Adjusted EBITDA	$123.5	$122.9
Adjusted EBITDA as a percentage of revenues	11.0%	11.4%

Liquidity and Capital Resources

Our liquidity requirements consist principally of:

•	the funding of our merchandise purchases;

•	operating expense requirements;

•	debt service requirements;

•	capital expenditures for expansion and growth strategies, including new store construction, store remodels and upgrades of our management information systems;

•	income tax payments; and

•	obligations related to our defined benefit pension plan ("Pension Plan").

Our primary sources of short-term liquidity are comprised of cash and cash equivalents (including credit card receivables), availability under our revolving credit facilities and vendor payment terms.  The amounts of cash and cash equivalents and borrowings under the revolving credit facilities are influenced by a number of factors, including revenues, working capital levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments and debt service obligations, Pension Plan funding obligations and tax payment obligations, among others.

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and third quarters of each fiscal year as a result of higher seasonal levels of inventories.  We have typically financed our cash requirements with available cash and cash equivalents, cash flows from operations and, if necessary, with cash provided from borrowings under our revolving credit facilities.  Pursuant to these credit facilities, we had outstanding borrowings of $343.9 million as of October 28, 2017, of which $339.0 million represented borrowings under our Asset-Based Revolving Credit Facility and $4.9 million, or €4.1 million, represented borrowings under the mytheresa.com Credit Facilities, compared to outstanding borrowings of $355.0 million as of October 29, 2016, all of which represented borrowings under our Asset-Based Revolving Credit Facility. Additionally, we had outstanding letters of credit and guarantees of $3.0 million as of October 28, 2017. At October 28, 2017, we had unused borrowing commitments aggregating $570.8 million, subject to a borrowing base, of which (i) $90.0 million of such capacity is available to us subject to the maintenance of a minimum fixed charge coverage ratio and to further restrictions described below under "Financing Structure at October 28, 2017" and (ii) $11.6 million of such capacity is available only to MyTheresa under its credit facilities and not to our U.S. operations. Additionally, we held cash and cash equivalents and credit card receivables of $85.8 million bringing our available liquidity to $656.6 million at October 28, 2017, inclusive of the amount available to MyTheresa.

Under the Asset-Based Revolving Credit Facility, if "excess availability" falls below 10% of aggregate revolving commitments, we will be required to maintain a minimum fixed charge coverage ratio and we may be subject to further restrictions as discussed below under "Financing Structure at October 28, 2017".

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

Net cash used for our operating activities was $57.1 million in the first quarter of fiscal year 2018 compared to $131.0 million in the first quarter of fiscal year 2017. In the first quarter of fiscal year 2018, the decrease in net cash used for operating activities was driven by (i) the increase in cash generated by our operating activities on a higher level of revenues and (ii) lower working capital requirements, partially offset by (iii) required fundings to our Pension Plan of $4.1 million in the first quarter of fiscal year 2018 compared to none in the first quarter of fiscal year 2017.

Net cash used for investing activities, representing capital expenditures, was $24.7 million in the first quarter of fiscal year 2018 and $66.2 million in the first quarter of fiscal year 2017.  The decrease in capital expenditures in the first quarter of fiscal year 2018 reflects lower spending for NMG One, the construction of new stores and the remodeling of existing stores.

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

Net cash provided by financing activities of $73.5 million in the first quarter of fiscal year 2018 was comprised primarily of (i) net borrowings of $80.9 million under our revolving credit facilities due to seasonal working capital requirements, partially offset by (ii) repayments of borrowings of $7.4 million under our Senior Secured Term Loan Facility. Net cash provided by financing activities of $177.2 million in the first quarter of fiscal year 2017 was comprised primarily of (i) net borrowings of $190.0 million under our revolving credit facilities due to seasonal working capital requirements, partially offset by (ii) repayments of borrowings of $7.4 million under our Senior Secured Term Loan Facility and (iii) $5.4 million paid for debt issuance costs related to the Asset-Based Revolving Credit Facility refinancing amendment.

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

Financing Structure at October 28, 2017

Our major sources of funds are comprised of our revolving credit facilities aggregating $917.7 million, the $2,832.3 million Senior Secured Term Loan Facility, $960.0 million Cash Pay Notes, $628.5 million PIK Toggle Notes, $125.0 million 2028 Debentures (each as described in more detail below), vendor payment terms and operating leases.

Revolving Credit Facilities. Our revolving credit facilities consists of our Asset-Based Revolving Credit Facility, which supports our U.S. operations and the mytheresa.com Credit Facilities, which support the MyTheresa operations.

Asset-Based Revolving Credit Facility.  At October 28, 2017, we have an Asset-Based Revolving Credit Facility with a maximum committed borrowing capacity of $900.0 million. The Asset-Based Revolving Credit Facility matures on July 25, 2021 (or July 25, 2020 if our obligations under our Senior Secured Term Loan Facility or any permitted refinancing thereof have not been repaid or the maturity date thereof has not been extended to October 25, 2021 or later).  At October 28, 2017, we had outstanding borrowings of $339.0 million under this facility, outstanding letters of credit of $1.8 million and unused commitments of $559.3 million, subject to a borrowing base, of which $90.0 million of such capacity is available to us subject to certain restrictions as more fully described below.

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

Our excess availability could decrease as a result of, among other things, decreases in inventory or increases in outstanding debt (including letters of credit). Our failure to meet the Excess Availability Condition (as defined below) could limit our operational flexibility and growth. To the extent that excess availability is not equal to or greater than the greater of (a) 10% of the lesser of (1) the aggregate revolving commitments and (2) the borrowing base and (b) $50.0 million (the "Excess Availability Condition"), we will be required to maintain a minimum fixed charge coverage ratio. Additional restrictions will apply if the Excess Availability Condition is not met for five consecutive business days, including increased reporting requirements and additional administrative agent control rights over certain of our accounts. These restrictions will continue until the Excess Availability Condition is satisfied and their imposition may limit our operational flexibility. At October 28, 2017, $90.0 million of the aggregate unused commitments under the Asset-Based Revolving Credit Facility is available to us subject to the foregoing restrictions.

The weighted average interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 3.20% at October 28, 2017.

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
As of October 28, 2017, mytheresa.com GmbH had outstanding borrowings of $4.9 million, or €4.1 million, guarantees of $1.3 million, or €1.1 million, and unused commitments of $11.6 million, or €9.8 million.
Senior Secured Term Loan Facility.  At October 28, 2017, the outstanding balance under the Senior Secured Term Loan Facility was $2,832.3 million.  The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

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

The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.49% at October 28, 2017.

See Note 5 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 for a further description of the terms of the Senior Secured Term Loan Facility.

Cash Pay Notes.  We have outstanding $960.0 million aggregate principal amount of 8.00% Senior Cash Pay Notes. The Cash Pay Notes mature on October 15, 2021.

See Note 5 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 for a further description of the terms of the Cash Pay Notes and Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 for a description of certain subsidiaries that we have designated as "Unrestricted Subsidiaries" under the indenture governing the Cash Pay Notes.

PIK Toggle Notes.  We have outstanding $628.5 million aggregate principal amount of 8.75%/9.50% Senior PIK Toggle Notes. The PIK Toggle Notes mature on October 15, 2021. Interest on the PIK Toggle Notes is payable semi-annually in arrears on each April 15 and October 15.  Interest on the PIK Toggle Notes, subject to certain restrictions, may be paid (i) entirely in cash, (ii) entirely by increasing the principal amount of the PIK Toggle Notes by the relevant interest payment amount, or (iii) 50% in Cash Interest and 50% in PIK Interest. Cash Interest on the PIK Toggle Notes accrues at a rate of 8.75% per annum.  PIK Interest on the PIK Toggle Notes accrues at a rate of 9.50% per annum. Interest on the PIK Toggle Notes was paid entirely in cash for the first seven interest payments. We elected to pay the October 2017 and April 2018 interest payments in the form of PIK Interest, which resulted in the issuance of $28.5 million of additional PIK Toggle Notes in October 2017 and will result in the issuance of $29.9 million of additional PIK Toggle Notes in April 2018. We may additionally elect to pay interest in the form of PIK Interest or partial PIK Interest with respect to the interest payment due in October 2018. If we elect to do so, we must deliver a notice of such election to the trustee no later than one day prior to the beginning of the October 2018 interest period. We will evaluate our financial position prior to the October 2018 interest period to determine the appropriate election at that time.

See Note 5 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 for a further description of the terms of the PIK Toggle Notes and Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 for a description of certain subsidiaries that we have designated as "Unrestricted Subsidiaries" under the indenture governing the PIK Toggle Notes.

2028 Debentures.  We have outstanding $125.0 million aggregate principal amount of 7.125% Senior Debentures.  The 2028 Debentures mature on June 1, 2028.

See Note 5 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 for a further description of the terms of the 2028 Debentures.

Interest Rate Swaps. At October 28, 2017, we had outstanding floating rate debt obligations of $3,171.3 million. In April and June of 2016, we entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,400.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness. These swap agreements hedge a portion of our contractual floating rate interest commitments related to our Senior Secured Term Loan Facility from December 2016 to October 2020. As a result of the April 2016 swap agreements, our effective interest rate as to $700.0 million of floating rate indebtedness will be fixed at 4.9120% from December 2016 through October 2020. As a result of the June 2016 swap agreements, our effective interest rate as to an additional $700.0 million of floating rate indebtedness will be fixed at 4.7395% from December 2016 to October 2020. The interest rate swap agreements expire in October 2020.

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

A complete description of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended July 29, 2017.

Newly Adopted and Recent Accounting Pronouncements

For information with respect to newly adopted and recent accounting pronouncements and the impact of these pronouncements on our Condensed Consolidated Financial Statements, see Note 1 of the Notes to Condensed Consolidated Financial Statements in Part I — Item 1.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We discussed our market risk in Part II — Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended July 29, 2017 as filed with the Securities and Exchange Commission on October 10, 2017.  There have been no material changes to this risk since that time.

ITEM 4.  CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of October 28, 2017, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis and within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b. Changes in Internal Control Over Financial Reporting.

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. No change occurred in our internal controls over financial reporting during the quarter ended October 28, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

The information contained under the subheadings "Employment, Consumer and Benefits Class Actions Litigation" and “Cyber-Attack Class Actions Litigation” in Note 9 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 is incorporated herein by reference as if fully restated herein.  Note 9 contains forward-looking statements that are subject to the risks and uncertainties discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements.”

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors described in Part I - Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 29, 2017 as filed with the Securities and Exchange Commission on October 10, 2017. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or results of operations.

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

NEIMAN MARCUS GROUP LTD LLC
(Registrant)

Signature	Title	Date

/s/ T. DALE STAPLETON	Interim Chief Financial Officer,	December 12, 2017
T. Dale Stapleton	Senior Vice President
and Chief Accounting Officer
(on behalf of the registrant and
as principal accounting officer)