Form 10-Q
period 2018-01-27
Neiman Marcus Group LTD LLC
filed 2018-03-09
CIK 1358651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 27, 2018

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

NEIMAN MARCUS GROUP LTD LLC

INDEX

		Page
Part I.	Financial Information

Item 1.	Condensed Consolidated Balance Sheets as of January 27, 2018, July 29, 2017 and January 28, 2017	1

	Condensed Consolidated Statements of Operations for the Thirteen Weeks and Twenty-six Weeks Ended January 27, 2018 and January 28, 2017	2

	Condensed Consolidated Statements of Comprehensive Earnings (Loss) for the Thirteen Weeks and Twenty-six Weeks Ended January 27, 2018 and January 28, 2017	3

	Condensed Consolidated Statements of Cash Flows for the Twenty-six Weeks Ended January 27, 2018 and January 28, 2017	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	58

Item 4.	Controls and Procedures	59

Part II.	Other Information

Item 1.	Legal Proceedings	59

Item 1A.	Risk Factors	59

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59

Item 3.	Defaults Upon Senior Securities	59

Item 4.	Mine Safety Disclosures	59

Item 5.	Other Information	59

Item 6.	Exhibits	60

Signature		62

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except units)	January 27, 2018	July 29, 2017	January 28, 2017

ASSETS
Current assets:
Cash and cash equivalents	$35,788	$49,239	$48,443
Credit card receivables	42,258	38,836	37,437
Merchandise inventories	1,137,178	1,153,657	1,213,483
Other current assets	143,452	146,439	130,249
Total current assets	1,358,676	1,388,171	1,429,612

Property and equipment, net	1,557,112	1,586,961	1,600,816
Intangible assets, net	2,786,041	2,831,416	3,036,228
Goodwill	1,887,729	1,880,894	2,067,449
Other long-term assets	37,377	16,074	22,480
Total assets	$7,626,935	$7,703,516	$8,156,585

LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$283,805	$316,830	$384,148
Accrued liabilities	532,081	456,937	509,629
Current portion of long-term debt	29,426	29,426	29,426
Total current liabilities	845,312	803,193	923,203

Long-term liabilities:
Long-term debt, net of debt issuance costs	4,572,262	4,675,540	4,585,911
Deferred income taxes	762,840	1,156,833	1,211,788
Other long-term liabilities	607,507	601,298	625,872
Total long-term liabilities	5,942,609	6,433,671	6,423,571

Membership unit (1 unit issued and outstanding at January 27, 2018, July 29, 2017 and January 28, 2017)	—	—	—
Member capital	1,588,081	1,587,086	1,586,838
Accumulated other comprehensive loss	(38,379)	(63,431)	(111,201)
Accumulated deficit	(710,688)	(1,057,003)	(665,826)
Total member equity	839,014	466,652	809,811
Total liabilities and member equity	$7,626,935	$7,703,516	$8,156,585

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017

Revenues	$1,482,118	$1,395,576	$2,602,417	$2,474,683
Cost of goods sold including buying and occupancy costs (excluding depreciation)	1,024,056	982,465	1,746,943	1,682,360
Selling, general and administrative expenses (excluding depreciation)	322,359	307,718	617,639	584,314
Income from credit card program	(14,065)	(16,750)	(25,929)	(30,418)
Depreciation expense	53,428	57,213	108,656	114,097
Amortization of intangible assets	11,500	12,881	23,664	26,504
Amortization of favorable lease commitments	12,784	13,443	25,569	27,097
Other expenses	12,614	5,211	15,454	12,029
Impairment charges	—	153,772	—	153,772

Operating earnings (loss)	59,442	(120,377)	90,421	(95,072)

Interest expense, net	76,549	74,197	152,647	146,280

Loss before income taxes	(17,107)	(194,574)	(62,226)	(241,352)

Income tax benefit	(389,639)	(77,505)	(408,541)	(100,770)

Net earnings (loss)	$372,532	$(117,069)	$346,315	$(140,582)

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(UNAUDITED)

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017

Net earnings (loss)	$372,532	$(117,069)	$346,315	$(140,582)

Other comprehensive earnings:
Foreign currency translation adjustments, before tax	4,549	(12,815)	13,156	(9,046)
Change in unrealized gain on financial instruments, before tax	13,761	18,074	18,910	21,340
Reclassification of realized loss on financial instruments to earnings, before tax	1,033	1,527	2,272	2,118
Change in unrealized loss on unfunded benefit obligations, before tax	(10)	539	582	(5,828)
Tax effect related to items of other comprehensive earnings (loss)	(4,678)	(3,655)	(9,868)	(3,944)
Total other comprehensive earnings	14,655	3,670	25,052	4,640

Total comprehensive earnings (loss)	$387,187	$(113,399)	$371,367	$(135,942)

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Twenty-six weeks ended
(in thousands)	January 27, 2018	January 28, 2017

CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$346,315	$(140,582)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	170,127	179,962
Impairment charges	—	153,772
Deferred income taxes	(402,981)	(89,374)
Payment-in-kind interest	29,289	—
Other	(806)	2,338
	141,944	106,116
Changes in operating assets and liabilities:
Merchandise inventories	21,624	(72,050)
Other current assets	(6,127)	(20,282)
Accounts payable and accrued liabilities	35,674	73,637
Deferred real estate credits	11,729	32,502
Funding of defined benefit pension plan	(9,300)	(2,500)
Net cash provided by operating activities	195,544	117,423

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(65,796)	(115,698)
Net cash used for investing activities	(65,796)	(115,698)

CASH FLOWS - FINANCING ACTIVITIES
Borrowings under revolving credit facilities	450,163	385,000
Repayment of borrowings under revolving credit facilities	(578,569)	(380,000)
Repayment of borrowings under senior secured term loan facility	(14,713)	(14,713)
Debt issuance costs paid	—	(5,359)
Repurchase of stock	(266)	—
Shares withheld for remittance of employee taxes	(332)	—
Net cash used for financing activities	(143,717)	(15,072)

Effect of exchange rate changes on cash and cash equivalents	518	(53)

CASH AND CASH EQUIVALENTS
Decrease during the period	(13,451)	(13,400)
Beginning balance	49,239	61,843
Ending balance	$35,788	$48,443

Supplemental Schedule of Cash Flow Information
Cash paid (received) during the period for:
Interest	$115,137	$145,663
Income taxes	$(3,458)	$(1,748)
Non-cash - investing and financing activities:
Property and equipment acquired through developer financing obligations	$4,277	$28,432
Issuance of PIK Toggle Notes	$28,500	$—
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

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  All references to (i) the second quarter of fiscal year 2018 relate to the thirteen weeks ended January 27, 2018, (ii) the second quarter of fiscal year 2017 relate to the thirteen weeks ended January 28, 2017, (iii) year-to-date fiscal 2018 relate to the twenty-six weeks ended January 27, 2018 and (iv) year-to-date fiscal 2017 relate to the twenty-six weeks ended January 28, 2017.

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

The luxury retail industry is seasonal in nature, with higher sales typically generated in the fall and holiday selling seasons.  Due to seasonal and other factors, the results of operations for the second quarter of fiscal year 2018 are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

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

Recent Accounting Pronouncements. In May 2014, the FASB issued guidance to clarify the principles for revenue recognition. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes previous revenue recognition guidance. While our evaluation of the impact of adopting this standard is ongoing, we believe the new guidance will impact our accounting for sales returns, our loyalty program and certain promotional programs. We intend to adopt this new guidance no earlier than the first quarter of fiscal year 2019. We are currently evaluating which application method to adopt.

In May 2017, the FASB issued guidance to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The standard requires modification accounting only if changes in the terms or conditions result in changes of the fair value, the vesting conditions or the classification of the award as an equity instrument or a liability. This new guidance is effective for us as of the first quarter of fiscal year 2019 and will be applicable to any modification transactions subsequent to the effective date.

In February 2016, the FASB issued guidance that requires a lessee to recognize assets and liabilities arising from leases on the balance sheet. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. Previous GAAP did not require lease assets and liabilities to be recognized for operating leases. Additionally, companies are permitted to make an accounting policy election not to recognize lease assets and liabilities for leases with a term of 12 months or less. For both finance leases and operating leases, the lease liability should be initially measured at the present value of the remaining contractual lease payments. We do not expect the recognition, measurement and presentation of expenses and cash flows arising from our operating leases to significantly change under this new guidance. This new guidance is effective for us as of the first quarter of fiscal year 2020. While we expect adoption to lead to a material increase in the assets and liabilities recorded on our Condensed Consolidated Balance Sheets and an increase to our footnote disclosures related to leases, we are still evaluating the impact on our Condensed Consolidated Statements of Operations.

In August 2017, the FASB issued guidance to simplify how hedge accounting arrangements are accounted for and presented in the financial statements, including the assessment of hedge effectiveness. Under the new standard, all changes in the fair value of cash flow hedges included in the assessment of effectiveness will be recorded in other comprehensive income and reclassified to earnings in the same income statement line item when the hedged item affects earnings. This new guidance is effective for us as of the first quarter of fiscal year 2020. We are currently evaluating the impact of adopting this new accounting guidance on our Condensed Consolidated Financial Statements.

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
The following table shows the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis in our Condensed Consolidated Balance Sheets:

(in thousands)	Fair Value Hierarchy	January 27, 2018	July 29, 2017	January 28, 2017

Assets:
Interest rate swaps (included in other long-term assets)	Level 2	$25,996	$3,628	$8,960

Liabilities:
Contingent earn-out obligation (included in accrued liabilities)	Level 3	—	—	24,520
Stock-based award liability (included in other long-term liabilities)	Level 3	5,643	1,344	3,269

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

The carrying values of cash and cash equivalents, credit card receivables and accounts payable approximate fair value due to their short-term nature.  We determine the fair value of our long-term debt on a non-recurring basis, which results are summarized as follows:

		January 27, 2018		July 29, 2017		January 28, 2017
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt:
Asset-Based Revolving Credit Facility	Level 2	$132,000	$132,000	$263,000	$263,000	$170,000	$170,000
mytheresa.com Credit Facilities	Level 2	2,593	2,593	—	—	—	—
Senior Secured Term Loan Facility	Level 2	2,824,920	2,395,899	2,839,633	2,113,766	2,854,346	2,392,313
Cash Pay Notes	Level 2	960,000	613,565	960,000	532,253	960,000	625,680
PIK Toggle Notes	Level 2	628,500	373,958	600,000	297,000	600,000	367,500
2028 Debentures	Level 2	122,783	90,831	122,677	87,490	122,570	103,985

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

3. Intangible Assets, Net and Goodwill

(in thousands)	January 27, 2018	July 29, 2017	January 28, 2017

Favorable lease commitments, net	$905,016	$930,585	$956,959
Other definite-lived intangible assets, net	377,652	401,081	424,975
Tradenames	1,503,373	1,499,750	1,654,294
Intangible assets, net	$2,786,041	$2,831,416	$3,036,228

Goodwill	$1,887,729	$1,880,894	$2,067,449

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

Total amortization of all intangible assets recorded in connection with acquisitions for the current and next five fiscal years is currently estimated as follows (in thousands):

January 28, 2018 through July 28, 2018	$48,511
2019	95,003
2020	88,306
2021	82,301
2022	82,450
2023	81,305

At January 27, 2018, accumulated amortization was $226.0 million for favorable lease commitments and $323.8 million for other definite-lived intangible assets.

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

5. Long-term Debt

The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	January 27, 2018	July 29, 2017	January 28, 2017

Asset-Based Revolving Credit Facility	variable	$132,000	$263,000	$170,000
mytheresa.com Credit Facilities	2.25%/2.39%	2,593	—	—
Senior Secured Term Loan Facility	variable	2,824,920	2,839,633	2,854,346
Cash Pay Notes	8.00%	960,000	960,000	960,000
PIK Toggle Notes	8.75%/9.50%	628,500	600,000	600,000
2028 Debentures	7.125%	122,783	122,677	122,570
Total debt		4,670,796	4,785,310	4,706,916
Less: current portion of Senior Secured Term Loan Facility		(29,426)	(29,426)	(29,426)
Less: unamortized debt issuance costs		(69,108)	(80,344)	(91,579)
Long-term debt, net of debt issuance costs		$4,572,262	$4,675,540	$4,585,911
Asset-Based Revolving Credit Facility.  At January 27, 2018, we have an Asset-Based Revolving Credit Facility with a maximum committed borrowing capacity of $900.0 million.  The Asset-Based Revolving Credit Facility matures on July 25, 2021 (or July 25, 2020 if our obligations under our Senior Secured Term Loan Facility or any permitted refinancing thereof have not been repaid or the maturity date thereof has not been extended to October 25, 2021 or later). At January 27, 2018, we had outstanding borrowings of $132.0 million under this facility, outstanding letters of credit of $1.8 million and unused commitments of $749.7 million, subject to a borrowing base, of which $90.0 million of such capacity is available to us subject to certain restrictions as more fully described below.

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

At January 27, 2018, borrowings under the Asset-Based Revolving Credit Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Deutsche Bank AG New York Branch (the administrative agent), (2) the federal funds effective rate plus ½ of 1.00% and (3) the adjusted one-month LIBOR plus 1.00% or (b) LIBOR, subject to certain adjustments, in each case plus an applicable margin of 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings at January 27, 2018. The applicable margin is based on the average historical excess availability under the Asset-Based Revolving Credit Facility, and is up to 1.00% with respect to base rate borrowings and up to 2.00% with respect to LIBOR borrowings, in each case with one 0.25% step down based on achievement and maintenance of a certain senior secured first lien net leverage ratio (as defined in the credit agreement governing the Asset-Based Revolving Credit Facility). The weighted average interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 3.78% at January 27, 2018. In addition, we are required to pay a commitment fee in respect of unused commitments at a rate of up to 0.375% per annum. We must also pay customary letter of credit fees and agency fees.

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

The Asset-Based Revolving Credit Facility is guaranteed by Holdings and each of our current and future direct and indirect wholly owned subsidiaries (subsidiary guarantors) other than (a) unrestricted subsidiaries, (b) certain immaterial subsidiaries, (c) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (d) certain holding companies of foreign subsidiaries, (e) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (f) any subsidiary that is prohibited by applicable law or contractual obligation from acting as a guarantor or which would require governmental approval to provide a guarantee. At January 27, 2018, the assets of non-guarantor subsidiaries, primarily (i) NMG Germany GmbH, through which we conduct the operations of MyTheresa, (ii) NMG International LLC, a holding company with respect to our foreign operations and (iii) Nancy Holdings LLC, which holds legal title to certain real property used by us in conducting our operations, aggregated $441.7 million, or 5.8% of consolidated total assets. All obligations under the Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions by substantially all of the assets of Holdings, the Company and the subsidiary guarantors.
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
As of January 27, 2018, mytheresa.com GmbH had outstanding borrowings of $2.6 million, or €2.2 million, guarantees of $1.3 million, or €1.1 million, and unused commitments of $14.1 million, or €11.7 million.
Senior Secured Term Loan Facility.  We have a credit agreement and related security and other agreements for the $2,950.0 million Senior Secured Term Loan Facility. At January 27, 2018, the outstanding balance under the Senior Secured Term Loan Facility was $2,824.9 million. The principal amount of the loans outstanding is due and payable in full on October 25, 2020.
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

At January 27, 2018, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Credit Suisse AG (the administrative agent), (2) the federal funds effective rate plus ½ of 1.00% and (3) the adjusted one-month LIBOR plus 1.00%, or (b) an adjusted LIBOR (for a period equal to the relevant interest period, and in any event, never less than 1.00%), subject to certain adjustments, in each case plus an applicable margin. The applicable margin is up to 2.25% with respect to base rate borrowings and up to 3.25% with respect to LIBOR borrowings. The applicable margin is subject to adjustment based on our senior secured first lien net leverage ratio. The applicable margin with respect to outstanding LIBOR borrowings was 3.25% at January 27, 2018.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.81% at January 27, 2018.

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

The Senior Secured Term Loan Facility is guaranteed by Holdings and each of our current and future subsidiary guarantors other than (a) unrestricted subsidiaries, (b) certain immaterial subsidiaries, (c) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (d) certain holding companies of foreign subsidiaries, (e) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (f) any subsidiary that is prohibited by applicable law or contractual obligation from acting as a guarantor or which would require governmental approval to provide a guarantee. At January 27, 2018, the assets of non-guarantor subsidiaries, primarily (i) NMG Germany GmbH, through which we conduct the operations of MyTheresa, (ii) NMG International LLC, a holding company with respect to our foreign operations and (iii) Nancy Holdings LLC, which holds legal title to certain real property used by us in conducting our operations, aggregated $441.7 million, or 5.8% of consolidated total assets. All obligations under the Senior Secured Term Loan Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of Holdings, the Company and the subsidiary guarantors.
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

Cash Pay Notes.  The Company, along with Mariposa Borrower, Inc. as co-issuer, incurred indebtedness in the form of $960.0 million aggregate principal amount of 8.00% Senior Cash Pay Notes due 2021.  Interest on the Cash Pay Notes is payable semi-annually in arrears on each April 15 and October 15.  The Cash Pay Notes are guaranteed by the same entities that guarantee the Senior Secured Term Loan Facility, other than Holdings.  The Cash Pay Notes are unsecured and the guarantees are full and unconditional.  At January 27, 2018, the redemption price at which we may redeem the Cash Pay Notes, in whole or in part, as set forth in the indenture governing the Cash Pay Notes, was 104.000%. The Cash Pay Notes mature on October 15, 2021.

For a more detailed description of the Cash Pay Notes, refer to Note 8 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 29, 2017.

PIK Toggle Notes.  The Company, along with Mariposa Borrower, Inc. as co-issuer, incurred indebtedness in the form of $600.0 million aggregate principal amount of 8.75%/9.50% Senior PIK Toggle Notes due 2021. At January 27, 2018, the outstanding balance under the PIK Toggle Notes was $628.5 million. The PIK Toggle Notes are guaranteed by the same entities that guarantee the Senior Secured Term Loan Facility, other than Holdings. The PIK Toggle Notes are unsecured and the guarantees are full and unconditional. At January 27, 2018, the redemption price at which we may redeem the PIK Toggle Notes, in whole or in part, as set forth in the indenture governing the PIK Toggle Notes, was 104.375%. The PIK Toggle Notes mature on October 15, 2021.

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
2028 Debentures.  NMG has outstanding $125.0 million aggregate principal amount of our 7.125% Senior Debentures due 2028.  The 2028 Debentures are secured by a first lien security interest on certain collateral subject to liens granted under the Senior Secured Credit Facilities. The 2028 Debentures are guaranteed on an unsecured, senior basis by the Company.  The guarantee is full and unconditional.  At January 27, 2018, our non-guarantor subsidiaries consisted principally of (i) Bergdorf Goodman, Inc., through which we conduct the operations of our Bergdorf Goodman stores, (ii) NM Nevada Trust, which holds legal title to certain real property and intangible assets used by us in conducting our operations, (iii) NMG Germany GmbH, through which we conduct the operations of MyTheresa, (iv) NMG International LLC, a holding company with respect to our foreign operations and (v) Nancy Holdings LLC, which holds legal title to certain real property used by us in conducting our operations.  The 2028 Debentures include certain restrictive covenants and a cross-acceleration provision in respect of any other indebtedness that has an aggregate principal amount exceeding $15.0 million.  The 2028 Debentures mature on June 1, 2028.

For a more detailed description of the 2028 Debentures, refer to Note 8 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 29, 2017.

Maturities of Long-term Debt.  At January 27, 2018, annual maturities of long-term debt during the current and next five fiscal years and thereafter are as follows (in millions):

January 28, 2018 through July 28, 2018	$14.7
2019	29.4
2020	29.4
2021	2,883.4
2022	1,588.5
2023	—
Thereafter	125.4

The previous table does not reflect future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

Interest Expense, net.  The significant components of interest expense are as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017

Asset-Based Revolving Credit Facility	$1,483	$1,366	$3,796	$2,570
mytheresa.com Credit Facilities	21	28	42	43
Senior Secured Term Loan Facility	33,814	32,815	67,232	64,259
Cash Pay Notes	19,200	19,200	38,400	38,400
PIK Toggle Notes	14,927	13,125	29,289	26,250
2028 Debentures	2,226	2,226	4,453	4,453
Amortization of debt issue costs	6,121	6,121	12,238	12,264
Capitalized interest	(1,841)	(1,529)	(3,564)	(3,244)
Other, net	598	845	761	1,285
Interest expense, net	$76,549	$74,197	$152,647	$146,280

6. Derivative Financial Instruments

Interest Rate Swaps. At January 27, 2018, we had outstanding floating rate debt obligations of $2,956.9 million. In April and June of 2016, we entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,400.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness. These swap agreements hedge a portion of our contractual floating rate interest commitments related to our Senior Secured Term Loan Facility from December 2016 to October 2020. As a result of the April 2016 swap agreements, our effective interest rate as to $700.0 million of floating rate indebtedness will be fixed at 4.9120% from December 2016 through October 2020. As a result of the June 2016 swap agreements, our effective interest rate as to an additional $700.0 million of floating rate indebtedness will be fixed at 4.7395% from December 2016 to October 2020. The fair value of our interest rate swap agreements was a gain of $26.0 million at January 27, 2018, $3.6 million at July 29, 2017 and $9.0 million at January 28, 2017, which amounts were included in other long-term assets. The interest rate swap agreements expire in October 2020.

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

A summary of the recorded amounts related to our interest rate swaps and interest rate caps reflected in our Condensed Consolidated Statements of Operations is as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017

Realized hedging losses related to interest rate swaps – included in net interest expense	$1,033	$694	$2,272	$694
Realized hedging losses related to interest rate caps – included in net interest expense	—	833	—	1,424
Total	$1,033	$1,527	$2,272	$2,118

The amount of net gains recorded in other comprehensive earnings at January 27, 2018 that is expected to be reclassified into interest expense in the next 12 months, if interest rates remain unchanged, is approximately $4.5 million.

7. Income Taxes

Our effective income tax rates are as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017

Effective income tax rate excluding impact of Tax Reform	32.3%	39.8%	39.2%	41.8%
Impact of Tax Reform	2,245.4%	—%	617.3%	—%
Effective income tax rate	2,277.7%	39.8%	656.5%	41.8%

Included in the income tax benefit recognized in the second quarter of fiscal year 2018 is the impact of the Tax Cuts and Jobs Act ("Tax Reform"), which was signed into law on December 22, 2017. Among numerous provisions included in the Tax Reform was the reduction of the corporate federal income tax rate from 35% to 21% effective January 1, 2018. As the effective date of the Tax Reform falls five months into our fiscal year, we are subject to a blended federal statutory rate of 26.9% in fiscal year 2018. In connection with our application of the new federal statutory rate, we remeasured the long-term deferred income taxes recorded in our Condensed Consolidated Balance Sheet at the new lower rate. We recorded a provisional non-cash benefit of $384.1 million related primarily to the remeasurement of deferred income taxes which amount is included in our income tax benefit in the Condensed Consolidated Statements of Operations for the second quarter of fiscal year 2018. We recognized the income tax effects of the Tax Reform in our fiscal year 2018 financial statements in accordance with Staff Accounting Bulletin No. 118 ("SAB 118"), which provides the SEC staff guidance for the application of the FASB's Accounting Standards Codification Topic 740, Income Taxes, in the reporting period in which the Tax Reform was signed into law. At January 27, 2018, we calculated the effects of the tax law change, as written, and made reasonable estimates of the effects on our deferred income tax balances. We will continue to refine our estimates as additional information, such as interpretive or regulatory guidance, becomes available on key aspects of the law, including its impact on the deductibility of purchased assets, state taxes and employee compensation.

Excluding the impact of the Tax Reform, our effective income tax rate of 32.3% on the loss for the second quarter of fiscal year 2018 exceeded the blended federal statutory rate of 26.9% due primarily to state and foreign income taxes. Our effective income tax rate of 39.8% on the loss for the second quarter of fiscal year 2017 exceeded the previous federal statutory rate of 35% due primarily to state income taxes.

Excluding the impact of the Tax Reform, our effective income tax rate of 39.2% on the loss for year-to-date fiscal 2018 exceeded the blended federal statutory rate of 26.9% due primarily to state and foreign income taxes. Our effective income tax rate of 41.8% on the loss for year-to-date fiscal 2017 exceeded the previous federal statutory rate of 35% due primarily to:

•	state income taxes;

•	the non-deductible portion of transaction and other costs incurred in connection with the MyTheresa acquisition; and

•	the benefit associated with the release of certain tax reserves for settled tax matters.

At January 27, 2018, the gross amount of unrecognized tax benefits was $1.3 million ($1.0 million of which would impact our effective tax rate, if recognized).  We classify interest and penalties as a component of income tax expense and our liability for accrued interest and penalties was $0.3 million at January 27, 2018, $0.4 million at July 29, 2017 and $0.1 million at January 28, 2017.

We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Internal Revenue Service ("IRS") finalized its audits of our fiscal year 2012 and short-year 2013 (prior to the Acquisition) federal income tax returns. With respect to state, local and foreign jurisdictions, with limited exceptions, we are no longer subject to income tax audits for fiscal years before 2013. We believe our recorded tax liabilities as of January 27, 2018 are sufficient to cover any potential assessments made by the IRS or other taxing authorities and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances. We believe it is reasonably possible that adjustments to the amounts of our unrecognized tax benefits could occur within the next 12 months as a result of settlements with tax authorities or expiration of statutes of limitations. At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

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

8. Employee Benefits

Description of Retirement Benefit Plans.  We currently maintain defined contribution plans consisting of a retirement savings plan ("RSP") and a defined contribution supplemental executive retirement plan ("Defined Contribution SERP Plan"). In addition, we sponsor a defined benefit pension plan ("Pension Plan") and an unfunded supplemental executive retirement plan ("SERP Plan") that provides certain employees additional pension benefits. As of the third quarter of fiscal year 2010, benefits offered to all participants in our Pension Plan and SERP Plan were frozen. Retirees and active employees hired prior to March 1, 1989 are eligible for certain limited postretirement health care benefits ("Postretirement Plan") if they meet certain service and minimum age requirements. We also sponsor an unfunded key employee deferred compensation plan, which provides certain employees with additional benefits.
Our obligations for employee benefit plans, included in other long-term liabilities, are as follows:

(in thousands)	January 27, 2018	July 29, 2017	January 28, 2017

Pension Plan	$230,606	$240,737	$300,543
SERP Plan	111,093	112,739	119,807
Postretirement Plan	6,388	6,916	8,220
	348,087	360,392	428,570
Less: current portion	(6,679)	(7,803)	(6,553)
Long-term portion of benefit obligations	$341,408	$352,589	$422,017

Funding Policy and Status.  Our policy is to fund the Pension Plan at or above the minimum level required by law. As of January 27, 2018, we believe we will be required to contribute $25.1 million to the Pension Plan in fiscal year 2018, of which $9.3 million has been funded as of January 27, 2018. In fiscal year 2017, we were required to contribute $10.7 million to the Pension Plan.

Cost of Benefits. The components of the expenses we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017

Pension Plan:
Interest cost	$4,973	$4,870	$9,946	$9,740
Expected return on plan assets	(5,396)	(5,331)	(10,792)	(10,662)
Net amortization of losses	170	663	340	1,326
Pension Plan expense (income)	$(253)	$202	$(506)	$404

SERP Plan:
Interest cost	$844	$784	$1,688	$1,568
Net amortization of losses	—	23	—	46
SERP Plan expense	$844	$807	$1,688	$1,614

Postretirement Plan:
Interest cost	$51	$55	$102	$110
Net amortization of gains	(180)	(146)	(360)	(292)
Postretirement Plan income	$(129)	$(91)	$(258)	$(182)

Employee Vacation Benefit Liability.  Effective in fiscal year 2019, we are changing our vacation policy. Pursuant to the provisions of our new vacation policy, vacation hours earned during each fiscal year must be taken during that fiscal year. Any accrued but unused vacation is forfeited at the end of the fiscal year subject to statutory requirements in certain states precluding such forfeitures. As a result of this policy change, we expect our liability for unused vacation will be reduced by $18 to $20 million, which benefit is being recorded as a non-cash gain in fiscal year 2018 within selling, general and administrative expenses. We recorded non-cash gains of $7.8 million in the second quarter of fiscal year 2018 and $9.0 million in year-to-date fiscal 2018.

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

On August 7, 2014, a putative class action complaint was filed against The Neiman Marcus Group LLC in Los Angeles County Superior Court by a customer, Linda Rubenstein, in connection with the Company's Last Call stores in California. Ms. Rubenstein alleges that the Company has violated various California consumer protection statutes by implementing a marketing and pricing strategy that suggests that clothing sold at Last Call stores in California was originally offered for sale at full-line Neiman Marcus stores when allegedly, it was not, and that the Company lacks adequate information to support its comparative pricing labels. In September 2014, we removed the case to the U.S. District Court for the Central District of California. After dismissing Ms. Rubenstein’s original and first amended complaint, the court dismissed her second amended complaint in its entirety in May 2015, without leave to amend, and Ms. Rubenstein appealed. In April 2017, the Court of Appeal reversed, holding that Ms. Rubenstein’s allegations were sufficient to proceed past the pleadings stage of litigation. The case has been transferred back to the district court and has a trial date of July 24, 2018. On September 7, 2017, the district court issued an order permitting Ms. Rubenstein to file a proposed Third Amended Complaint, which modifies the putative class period. Additionally, Ms. Rubenstein filed a motion for class certification, which was fully briefed by both parties. The parties reached an agreement in principle to settle the case, subject to court approval. A notice of settlement was filed, and the hearing on Ms. Rubenstein’s motion for class certification was vacated. The motion for preliminary approval of the settlement is due to be filed by March 14, 2018.

The Company has several wage and hour putative class action matters pending in California. The earliest, filed in December 2015 and amended in February 2016, was filed against The Neiman Marcus Group, Inc. by Holly Attia and seven other named plaintiffs, seeking to certify a class of nonexempt employees for alleged violations for failure to pay overtime wages, failure to provide meal and rest breaks, failure to reimburse business expenses, failure to timely pay wages due at termination and failure to provide accurate itemized wage statements. Plaintiffs also allege derivative claims for restitution under California unfair competition law and a representative claim for penalties under PAGA, and all related damages for alleged violations (restitution, statutory penalties under PAGA, and attorneys' fees, interest and costs of suit). The case was removed to the U.S. District Court for the Central District of California in March 2016, and the Company filed a motion to compel arbitration and requested to stay the PAGA claim. In June 2016, the court granted the motion and compelled arbitration of the individual claims. The court retained jurisdiction of the PAGA claim and stayed that claim pending the outcome of arbitration. In October 2016, the court granted the plaintiffs' motion for reconsideration of the arbitration decision based on a recent decision by the Ninth Circuit Court of Appeals in Morris v. Ernst & Young, LLP, and reversed its order compelling arbitration. The Company appealed. The U.S. Supreme Court granted certiorari of the Morris decision, and the Ninth Circuit appeal is currently stayed pending the Supreme Court's decision. In June 2017, the district court stayed the entire case pending the Supreme Court’s decision in Morris. The parties reached an agreement in principle to settle this case, subject to court approval.

On June 1, 2016, a PAGA representative action was filed against The Neiman Marcus Group, Inc. in the same court as Attia by Xuan Hien Nguyen pleading only PAGA claims and asserting the same factual allegations as the plaintiffs in Attia. The Company filed a motion to dismiss or to stay the case. In September 2016, the court granted the Company's motion and stayed the Nguyen case in light of Attia. At a status conference on January 29, 2018, the court maintained the stay and set a further status conference for June 7, 2018.

On July 28, 2016, former employee Milca Connolly also filed a representative action alleging only PAGA claims against The Neiman Marcus Group raising substantially identical claims to those raised in both Attia and Nguyen. The Company filed a motion to dismiss or stay the case in light of Attia and Nguyen. In November 2016, the court granted the Company's motion to stay the case. At a status conference on January 29, 2018, the court maintained the stay and set a further status conference for June 7, 2018.

On December 5, 2017, former employees Ondrea Roces and Sophia Ahmed file a putative class and representative action in California state court against The Neiman Marcus Group LLC and Neiman Marcus Group LTD LLC, seeking to certify a class of current and former sales associates for alleged failure to pay wages for all hours worked, recordkeeping and wage statement violations, and failure to timely pay wages due at termination. Plaintiffs also allege derivative claims for restitution under California unfair competition law and a representative claim for penalties under PAGA, and all related damages for alleged violations (restitution, statutory penalties under PAGA, and attorneys' fees, interest and costs of suit). The Company removed the action to the U.S. District Court for the Northern District of California on January 10, 2018. In February 2018, the court granted the parties' joint stipulation to stay this case pending completion of settlement proceedings in Attia.

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

Cyber-Attack Class Actions Litigation. In January 2014, three class actions relating to a cyber-attack on our computer systems in 2013 (the "Cyber-Attack") were filed and later voluntarily dismissed by the plaintiffs between February and April 2014. The plaintiffs had alleged negligence and other claims in connection with their purchases by payment cards and sought monetary and injunctive relief. Three additional putative class actions relating to the Cyber-Attack were filed in March and April 2014, also alleging negligence and other claims in connection with plaintiffs’ purchases by payment cards. Two of the cases were voluntarily dismissed. The third case, Hilary Remijas v. The Neiman Marcus Group, LLC, was filed on March 12, 2014 in the U.S. District Court for the Northern District of Illinois. On June 2, 2014, an amended complaint in the Remijas case was filed, which added three plaintiffs (Debbie Farnoush and Joanne Kao, California residents; and Melissa Frank, a New York resident) and asserted claims for negligence, implied contract, unjust enrichment, violation of various consumer protection statutes, invasion of privacy and violation of state data breach laws. The Company moved to dismiss the Remijas amended complaint, and the court granted the Company's motion on the grounds that the plaintiffs lacked standing due to their failure to demonstrate an actionable injury. Plaintiffs appealed the district court's order dismissing the case to the Seventh Circuit Court of Appeals, and the Seventh Circuit Court of Appeals reversed the district court's ruling, remanding the case back to the district court. The Company filed a petition for rehearing en banc, which the Seventh Circuit Court of Appeals denied. The Company filed a motion for dismissal on other grounds, which the court denied. The parties jointly requested, and the court granted, an extension of time for filing a responsive pleading, which was due on December 28, 2016. On February 9, 2017, the court denied the parties' request for another extension of time, dismissed the case without prejudice, and stated that plaintiffs could file a motion to reinstate. On March 8, 2017, plaintiffs filed a motion to reinstate, which the court granted on March 16, 2017. On March 17, 2017, plaintiffs filed a motion seeking preliminary approval of a class action settlement resolving this action, which the court granted on June 21, 2017. On August 21, 2017, plaintiffs moved for final approval of the proposed settlement. In September 2017, purported settlement class members filed two objections to the settlement, and plaintiffs and the Company filed responses to the objections on October 19, 2017. At the fairness hearing on October 26, 2017, the Court ordered supplemental briefing on the objections. Objectors filed a supplemental brief in support of their objections on November 9, 2017, and plaintiffs and the Company filed their supplemental responses to the objections on November 21, 2017. On January 16, 2018, an order was issued by the District Court reassigning the case to Judge Sharon Johnson Coleman due to the prior judge’s retirement. The motion for final approval of the settlement remains pending.

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

Other.  We had $1.8 million of irrevocable letters of credit and $3.4 million in surety bonds outstanding at January 27, 2018, relating primarily to merchandise imports and state sales tax and utility requirements.

10. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss by component (amounts are recorded net of related income taxes):

(in thousands)	Foreign Currency Translation Adjustments	Unrealized Gains on Financial Instruments	Unfunded Benefit Obligations	Total

Balance, July 29, 2017	$(11,600)	$3,394	$(55,225)	$(63,431)
Other comprehensive earnings	6,154	3,129	360	9,643
Amounts reclassified from accumulated other comprehensive loss	—	754	—	754
Balance, October 28, 2017	$(5,446)	$7,277	$(54,865)	$(53,034)
Other comprehensive earnings (loss)	4,567	9,449	(6)	14,010
Amounts reclassified from accumulated other comprehensive loss	—	645	—	645
Balance, January 27, 2018	$(879)	$17,371	$(54,871)	$(38,379)

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

In January 2018, the Compensation Committee determined that the exercise prices of certain time-vested stock options were higher than the current fair market value of Parent's common stock. In order to enhance the retentive value of these options, the Compensation Committee approved a repricing of 43,261 time-vested stock options to an exercise price of $500 per share. In the second quarter of fiscal year 2018, we recorded non-cash stock compensation expense aggregating $0.5 million related to the repricing of the time-vested stock options.

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

At January 27, 2018, an aggregate of 67,395 Co-Invest Options and time-vested options were held by Retirement Eligible Optionees. The recorded liability with respect to such options was $5.4 million at January 27, 2018, $0.2 million at July 29, 2017 and $2.5 million at January 28, 2017.

The following table sets forth certain summary information with respect to our stock options for the periods indicated:

	Twenty-six weeks ended January 27, 2018
(in actuals)	Shares	Weighted Average Exercise Price
Outstanding at July 29, 2017	196,416	$854
Granted	44,206	489
Exercised	(974)	180
Cancelled	(40,406)	467
Forfeited	(14,183)	1,004
Expired	(2,274)	346
Outstanding at January 27, 2018	182,785	$727

Restricted Stock. In the first quarter of fiscal year 2017, Parent approved grants of 26,954 restricted shares of common stock of Parent to certain executive officers and management employees. Subject to continued employment, shares of restricted stock will vest over three or four years in equal increments on each anniversary of December 1, 2016. Each year beginning in calendar 2017, subject to certain limitations, each recipient will have the ability to require Parent to acquire his or her vested shares (the "put right") during the 14-day period following the release of the Company's earnings in respect of its first fiscal quarter (such period, the "put period") for a purchase price equal to the fair market value of Parent's common stock at the beginning of the put period. Except as described below with respect to our former Chief Executive Officer, a recipient will forfeit all unvested shares of restricted stock and may not exercise the put right with respect to any vested shares following the termination of his or her employment for any reason. Following a voluntary departure without good reason or a termination for cause, we have the right to repurchase any vested shares of restricted stock at par value ($0.001 per share).

In connection with the retirement of our former Chief Executive Officer, effective in February 2018, all unvested shares of restricted stock that would have vested in the 12-month period following the date of such termination of employment will accelerate and vest. Our former Chief Executive Officer will have the ability to exercise the put right with respect to vested shares in the first put period following her retirement.

At January 27, 2018, 12,239 shares of unvested restricted common stock were outstanding. The recorded liability with respect to such shares was $0.3 million at January 27, 2018 and $1.2 million at July 29, 2017.

	Twenty-six weeks ended January 27, 2018
(in actuals)	Shares	Weighted Average Grant Date Fair Value
Outstanding at July 29, 2017	21,355	$768
Vested	(5,210)	768
Forfeited	(3,906)	768
Outstanding at January 27, 2018	12,239	$768

Stock Compensation Expense. The following table summarizes our stock-based compensation expense:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017

Stock compensation expense:
Stock options	$1,153	$(1,704)	$5,406	$(323)
Restricted stock	180	840	486	840
Total	$1,333	$(864)	$5,892	$517

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

13. Other Expenses

Other expenses consists of the following components:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017

Expenses related to store closures	$6,602	$1,495	$7,920	$1,495
Expenses incurred in connection with strategic initiatives	1,388	1,932	1,810	8,485
Expenses related to Cyber-Attack, net of insurance recoveries	—	—	1,100	—
MyTheresa acquisition costs	—	1,317	—	702
Other expenses	4,624	467	4,624	1,347
Total	$12,614	$5,211	$15,454	$12,029

During fiscal year 2017, we began a process to assess our Last Call footprint and closed four of our Last Call stores. During the second quarter of fiscal year 2018, we closed 11 additional Last Call stores in order to optimize our Last Call store portfolio. We incurred expenses related to these store closures, which primarily consisted of severance and store closing costs, of $6.6 million in the second quarter of fiscal year 2018, $1.5 million in the second quarter of fiscal year 2017, $7.9 million in year-to-date fiscal 2018 and $1.5 million in year-to-date fiscal 2017.
We incurred professional fees and other costs aggregating $1.4 million in the second quarter of fiscal year 2018, $1.9 million in the second quarter of fiscal year 2017, $1.8 million in year-to-date fiscal 2018 and $8.5 million in year-to-date fiscal 2017 in connection with the review of our resources and organizational processes, implementation of our integrated merchandising and distribution system and the evaluation of potential strategic alternatives. In connection with the review of our resources and organizational processes, we eliminated approximately 90 positions in the first quarter of fiscal year 2017 across our stores, divisions and facilities.

We discovered in January 2014 that malicious software was clandestinely installed on our computer systems (the "Cyber-Attack"). During year-to-date fiscal 2018, we incurred legal expenses in connection with the Cyber-Attack of $1.1 million.

In connection with the retirement of our former Chief Executive Officer and President, we incurred certain charges primarily related to lump sum compensation payable as a consequence of her retirement of approximately $4.6 million in the second quarter of fiscal year 2018.

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. In fiscal year 2017, acquisition costs consisted primarily of professional fees as well as adjustments of our earn-out obligations to estimated fair value at each reporting date.

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

	January 27, 2018
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$31,072	$854	$3,862	$—	$35,788
Credit card receivables	—	36,268	—	5,990	—	42,258
Merchandise inventories	—	880,056	143,328	113,794	—	1,137,178
Other current assets	—	127,745	10,943	4,914	(150)	143,452
Total current assets	—	1,075,141	155,125	128,560	(150)	1,358,676
Property and equipment, net	—	1,309,679	144,226	103,207	—	1,557,112
Intangible assets, net	—	484,355	2,226,259	75,427	—	2,786,041
Goodwill	—	1,338,844	414,402	134,483	—	1,887,729
Other long-term assets	—	36,074	1,303	—	—	37,377
Investments in subsidiaries	839,014	3,204,672	—	—	(4,043,686)	—
Total assets	$839,014	$7,448,765	$2,941,315	$441,677	$(4,043,836)	$7,626,935
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$259,837	$—	$23,968	$—	$283,805
Accrued liabilities	—	401,227	90,613	40,391	(150)	532,081
Current portion of long-term debt	—	29,426	—	—	—	29,426
Total current liabilities	—	690,490	90,613	64,359	(150)	845,312
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,569,669	—	2,593	—	4,572,262
Deferred income taxes	—	746,905	—	15,935	—	762,840
Other long-term liabilities	—	602,687	5,413	(593)	—	607,507
Total long-term liabilities	—	5,919,261	5,413	17,935	—	5,942,609
Total member equity	839,014	839,014	2,845,289	359,383	(4,043,686)	839,014
Total liabilities and member equity	$839,014	$7,448,765	$2,941,315	$441,677	$(4,043,836)	$7,626,935

	July 29, 2017
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$28,301	$649	$20,289	$—	$49,239
Credit card receivables	—	35,091	—	3,745	—	38,836
Merchandise inventories	—	915,910	151,193	86,554	—	1,153,657
Other current assets	—	135,174	9,956	1,896	(587)	146,439
Total current assets	—	1,114,476	161,798	112,484	(587)	1,388,171
Property and equipment, net	—	1,333,487	149,932	103,542	—	1,586,961
Intangible assets, net	—	509,757	2,249,290	72,369	—	2,831,416
Goodwill	—	1,338,844	414,402	127,648	—	1,880,894
Other long-term assets	—	14,384	1,690	—	—	16,074
Investments in subsidiaries	466,652	3,239,816	—	—	(3,706,468)	—
Total assets	$466,652	$7,550,764	$2,977,112	$416,043	$(3,707,055)	$7,703,516
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$288,079	$—	$28,751	$—	$316,830
Accrued liabilities	—	350,773	74,832	31,919	(587)	456,937
Current portion of long-term debt	—	29,426	—	—	—	29,426
Total current liabilities	—	668,278	74,832	60,670	(587)	803,193
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,675,540	—	—	—	4,675,540
Deferred income taxes	—	1,144,022	—	12,811	—	1,156,833
Other long-term liabilities	—	596,272	5,379	(353)	—	601,298
Total long-term liabilities	—	6,415,834	5,379	12,458	—	6,433,671
Total member equity	466,652	466,652	2,896,901	342,915	(3,706,468)	466,652
Total liabilities and member equity	$466,652	$7,550,764	$2,977,112	$416,043	$(3,707,055)	$7,703,516

	January 28, 2017
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$42,960	$596	$4,887	$—	$48,443
Credit card receivables	—	33,156	—	4,281	—	37,437
Merchandise inventories	—	961,538	173,570	78,375	—	1,213,483
Other current assets		118,969	11,939	2,219	(2,878)	130,249
Total current assets	—	1,156,623	186,105	89,762	(2,878)	1,429,612
Property and equipment, net	—	1,448,157	146,969	5,690	—	1,600,816
Intangible assets, net	—	536,532	2,432,057	67,639	—	3,036,228
Goodwill	—	1,412,147	537,263	118,039	—	2,067,449
Other long-term assets	—	20,507	1,973	—	—	22,480
Intercompany notes receivable	—	—	199,460	—	(199,460)	—
Investments in subsidiaries	809,811	3,411,988	—	—	(4,221,799)	—
Total assets	$809,811	$7,985,954	$3,503,827	$281,130	$(4,424,137)	$8,156,585
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$370,409	$—	$13,739	$—	$384,148
Accrued liabilities	—	365,610	89,725	57,172	(2,878)	509,629
Current portion of long-term debt	—	29,426	—	—	—	29,426
Total current liabilities	—	765,445	89,725	70,911	(2,878)	923,203
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,585,911	—	—	—	4,585,911
Intercompany notes payable	—	—	—	199,460	(199,460)	—
Deferred income taxes	—	1,203,983	—	7,805	—	1,211,788
Other long-term liabilities	—	620,804	5,068	—	—	625,872
Total long-term liabilities	—	6,410,698	5,068	207,265	(199,460)	6,423,571
Total member equity	809,811	809,811	3,409,034	2,954	(4,221,799)	809,811
Total liabilities and member equity	$809,811	$7,985,954	$3,503,827	$281,130	$(4,424,137)	$8,156,585

	Thirteen weeks ended January 27, 2018
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,177,621	$215,790	$88,707	$—	$1,482,118
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	814,745	153,024	56,287	—	1,024,056
Selling, general and administrative expenses (excluding depreciation)	—	262,280	36,450	23,629	—	322,359
Income from credit card program	—	(12,621)	(1,444)	—	—	(14,065)
Depreciation expense	—	47,267	4,163	1,998	—	53,428
Amortization of intangible assets and favorable lease commitments	—	12,416	11,468	400	—	24,284
Other expenses (income)	—	12,614	—	—	—	12,614
Operating earnings (loss)	—	40,920	12,129	6,393	—	59,442
Interest expense (income), net	—	76,622	—	(73)	—	76,549
Intercompany royalty charges (income)	—	49,364	(49,364)	—	—	—
Equity in loss (earnings) of subsidiaries	(372,532)	(66,776)	—	—	439,308	—
Earnings (loss) before income taxes	372,532	(18,290)	61,493	6,466	(439,308)	(17,107)
Income tax expense (benefit)	—	(390,822)	—	1,183	—	(389,639)
Net earnings (loss)	$372,532	$372,532	$61,493	$5,283	$(439,308)	$372,532
Total other comprehensive earnings (loss), net of tax	14,655	10,088	—	4,567	(14,655)	14,655
Total comprehensive earnings (loss)	$387,187	$382,620	$61,493	$9,850	$(453,963)	$387,187

	Thirteen weeks ended January 28, 2017
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,131,021	$201,598	$62,957	$—	$1,395,576
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	795,422	148,810	38,233	—	982,465
Selling, general and administrative expenses (excluding depreciation)	—	254,906	35,746	17,066	—	307,718
Income from credit card program	—	(15,244)	(1,506)	—	—	(16,750)
Depreciation expense	—	52,895	4,025	293	—	57,213
Amortization of intangible assets and favorable lease commitments	—	13,643	11,564	1,117	—	26,324
Other expenses (income)	—	4,564	—	647	—	5,211
Impairment charges	—	153,772	—	—	—	153,772
Operating earnings (loss)	—	(128,937)	2,959	5,601	—	(120,377)
Interest expense (income), net	—	73,979	(1,446)	1,664	—	74,197
Intercompany royalty charges (income)	—	42,440	(42,440)	—	—	—
Equity in loss (earnings) of subsidiaries	117,069	(49,390)	—	—	(67,679)	—
Earnings (loss) before income taxes	(117,069)	(195,966)	46,845	3,937	67,679	(194,574)
Income tax expense (benefit)	—	(78,897)	—	1,392	—	(77,505)
Net earnings (loss)	$(117,069)	$(117,069)	$46,845	$2,545	$67,679	$(117,069)
Total other comprehensive earnings (loss), net of tax	3,670	12,246	—	(8,576)	(3,670)	3,670
Total comprehensive earnings (loss)	$(113,399)	$(104,823)	$46,845	$(6,031)	$64,009	$(113,399)

	Twenty-six weeks ended January 27, 2018
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,027,767	$411,849	$162,801	$—	$2,602,417
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,366,694	276,591	103,658	—	1,746,943
Selling, general and administrative expenses (excluding depreciation)	—	499,345	71,773	46,521	—	617,639
Income from credit card program	—	(23,152)	(2,777)	—	—	(25,929)
Depreciation expense	—	96,526	8,155	3,975	—	108,656
Amortization of intangible assets and favorable lease commitments	—	25,401	23,032	800	—	49,233
Other expenses (income)	—	15,454	—	—	—	15,454
Operating earnings (loss)	—	47,499	35,075	7,847	—	90,421
Interest expense, net	—	152,752	—	(105)	—	152,647
Intercompany royalty charges (income)	—	88,797	(88,797)	—	—	—
Equity in loss (earnings) of subsidiaries	(346,315)	(131,061)	—	—	477,376	—
Earnings (loss) before income taxes	346,315	(62,989)	123,872	7,952	(477,376)	(62,226)
Income tax expense (benefit)	—	(409,304)	—	763	—	(408,541)
Net earnings (loss)	$346,315	$346,315	$123,872	$7,189	$(477,376)	$346,315
Total other comprehensive earnings (loss), net of tax	25,052	14,331	—	10,721	(25,052)	25,052
Total comprehensive earnings (loss)	$371,367	$360,646	$123,872	$17,910	$(502,428)	$371,367

	Twenty-six weeks ended January 28, 2017
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,967,626	$386,662	$120,395	$—	$2,474,683
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,339,960	265,919	76,481	—	1,682,360
Selling, general and administrative expenses (excluding depreciation)	—	480,846	69,502	33,966	—	584,314
Income from credit card program	—	(27,673)	(2,745)	—	—	(30,418)
Depreciation expense	—	105,081	8,445	571	—	114,097
Amortization of intangible assets and favorable lease commitments	—	28,075	23,251	2,275	—	53,601
Other expenses (income)	—	12,687	—	(658)	—	12,029
Impairment charges	—	153,772	—	—	—	153,772
Operating earnings (loss)	—	(125,122)	22,290	7,760	—	(95,072)
Interest expense, net	—	146,069	(2,881)	3,092	—	146,280
Intercompany royalty charges (income)	—	76,444	(76,444)	—	—	—
Equity in loss (earnings) of subsidiaries	140,582	(105,469)	—	—	(35,113)	—
Earnings (loss) before income taxes	(140,582)	(242,166)	101,615	4,668	35,113	(241,352)
Income tax expense (benefit)	—	(101,584)	—	814	—	(100,770)
Net earnings (loss)	$(140,582)	$(140,582)	$101,615	$3,854	$35,113	$(140,582)
Total other comprehensive earnings (loss), net of tax	4,640	10,720	—	(6,080)	(4,640)	4,640
Total comprehensive earnings (loss)	$(135,942)	$(129,862)	$101,615	$(2,226)	$30,473	$(135,942)

	Twenty-six weeks ended January 27, 2018
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$346,315	$346,315	$123,872	$7,189	$(477,376)	$346,315
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	134,165	31,187	4,775	—	170,127
Deferred income taxes	—	(402,691)	—	(290)	—	(402,981)
Payment-in-kind interest	—	29,289	—	—	—	29,289
Other	—	1,595	420	(2,821)	—	(806)
Intercompany royalty income payable (receivable)	—	88,797	(88,797)	—	—	—
Equity in loss (earnings) of subsidiaries	(346,315)	(131,061)	—	—	477,376	—
Changes in operating assets and liabilities, net	—	142,090	(63,245)	(25,245)	—	53,600
Net cash provided by (used for) operating activities	—	208,499	3,437	(16,392)	—	195,544
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	—	(59,417)	(3,232)	(3,147)	—	(65,796)
Net cash provided by (used for) investing activities	—	(59,417)	(3,232)	(3,147)	—	(65,796)
CASH FLOWS - FINANCING ACTIVITIES
Borrowings under revolving credit facilities	—	432,000	—	18,163	—	450,163
Repayment of borrowings	—	(577,713)	—	(15,569)	—	(593,282)
Repurchase of stock	—	(266)	—	—	—	(266)
Shares withheld for remittance of employee taxes	—	(332)	—	—	—	(332)
Net cash provided by (used for) financing activities	—	(146,311)	—	2,594	—	(143,717)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	518	—	518
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	2,771	205	(16,427)	—	(13,451)
Beginning balance	—	28,301	649	20,289	—	49,239
Ending balance	$—	$31,072	$854	$3,862	$—	$35,788

	Twenty-six weeks ended January 28, 2017
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$(140,582)	$(140,582)	$101,615	$3,854	$35,113	$(140,582)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	145,420	31,696	2,846	—	179,962
Impairment charges	—	153,772	—	—	—	153,772
Deferred income taxes	—	(86,627)	—	(2,747)	—	(89,374)
Other	—	(1,943)	(1,075)	5,356	—	2,338
Intercompany royalty income payable (receivable)	—	76,444	(76,444)	—	—	—
Equity in loss (earnings) of subsidiaries	140,582	(105,469)	—	—	(35,113)	—
Changes in operating assets and liabilities, net	—	76,232	(42,860)	(22,065)	—	11,307
Net cash provided by (used for) operating activities	—	117,247	12,932	(12,756)	—	117,423
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	—	(99,006)	(13,272)	(3,420)	—	(115,698)
Net cash provided by (used for) investing activities	—	(99,006)	(13,272)	(3,420)	—	(115,698)
CASH FLOWS - FINANCING ACTIVITIES
Borrowings under revolving credit facilities	—	385,000	—	—	—	385,000
Repayment of borrowings	—	(394,713)	—	—	—	(394,713)
Debt issuance costs paid	—	(5,359)	—	—	—	(5,359)
Net cash provided (used for) by financing activities	—	(15,072)	—	—	—	(15,072)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(53)	—	(53)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	3,169	(340)	(16,229)	—	(13,400)
Beginning balance	—	39,791	936	21,116	—	61,843
Ending balance	$—	$42,960	$596	$4,887	$—	$48,443

Results of Operations and Financial Condition of Unrestricted Subsidiaries. On March 10, 2017, the Board of Directors of Parent designated certain of our subsidiaries as “unrestricted subsidiaries” for purposes of the indenture governing the Cash Pay Notes and the indenture governing the PIK Toggle Notes. These subsidiaries were previously or simultaneously designated as "unrestricted subsidiaries" under the Asset-Based Revolving Credit Facility and the Senior Secured Term Loan Facility. At January 27, 2018, the unrestricted subsidiaries consisted primarily of (i) NMG Germany GmbH, through which we conduct the operations of MyTheresa and (ii) Nancy Holdings LLC, which holds legal title to certain real property located in McLean, Virginia, San Antonio, Texas and Longview, Texas used by us in conducting our operations.

Pursuant to the terms of the indentures governing the Cash Pay Notes and the PIK Toggle Notes, we are presenting the following financial information with respect to the unrestricted subsidiaries separate from the Company and its restricted subsidiaries. The unrestricted subsidiary Nancy Holdings LLC had no assets or operations prior to March 10, 2017. The financial information of NMG Germany GmbH for the thirteen weeks ended January 28, 2017 was substantially the same as the financial information presented for “Non-Guarantor Subsidiaries” for such period included in the tables above in this Note 14. The difference in net earnings of the unrestricted subsidiaries for the thirteen weeks and twenty-six weeks ended January 27, 2018 compared to the net earnings (loss) of the non-guarantor subsidiaries for such period, as presented in the tables above in this Note 14, consisted primarily of a net interest income of approximately $1.5 million per fiscal quarter associated with an intercompany note payable by the MyTheresa unrestricted subsidiaries and held by NMG International LLC, which is a non-guarantor restricted subsidiary.
This information may not necessarily be indicative of the financial condition and results of operations of the unrestricted subsidiaries had they operated as independent entities during the periods presented.
Information with respect to the unrestricted subsidiaries with respect to the Cash Pay Notes and PIK Toggle Notes is as follows:

(in thousands)	January 27, 2018	July 29, 2017

Total assets	$441,609	$415,974
Net assets	151,079	137,661

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017

Revenues	$88,707	$62,957	$162,801	$120,395
Net earnings (loss)	3,758	2,544	4,139	3,857

15. Condensed Consolidating Financial Information (with respect to NMG's obligations under the 2028 Debentures)

All of NMG’s obligations under the 2028 Debentures are guaranteed by the Company.  The guarantee by the Company is full and unconditional and is subject to automatic release if the requirements for legal defeasance or covenant defeasance of the 2028 Debentures are satisfied, or if NMG’s obligations under the indenture governing the 2028 Debentures are discharged.  Currently, the Company’s non-guarantor subsidiaries under the 2028 Debentures consist principally of (i) Bergdorf Goodman, Inc., through which we conduct the operations of our Bergdorf Goodman stores, (ii) NM Nevada Trust, which holds legal title to certain real property and intangible assets used by NMG in conducting its operations, (iii) NMG Germany GmbH, through which we conduct the operations of MyTheresa, (iv) NMG International LLC, a holding company with respect to our foreign operations and (v) Nancy Holdings LLC, which holds legal title to certain real property used by NMG in conducting its operations and described in Note 14 under "— Results of Operations and Financial Condition of Unrestricted Subsidiaries". The non-guarantor subsidiary Nancy Holdings LLC had no assets or operations prior to March 10, 2017.

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

	January 27, 2018
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$31,072	$4,716	$—	$35,788
Credit card receivables	—	36,268	5,990	—	42,258
Merchandise inventories	—	880,056	257,122	—	1,137,178
Other current assets	—	127,745	15,857	(150)	143,452
Total current assets	—	1,075,141	283,685	(150)	1,358,676
Property and equipment, net	—	1,309,679	247,433	—	1,557,112
Intangible assets, net	—	484,355	2,301,686	—	2,786,041
Goodwill	—	1,338,844	548,885	—	1,887,729
Other long-term assets	—	36,074	1,303	—	37,377
Investments in subsidiaries	839,014	3,204,672	—	(4,043,686)	—
Total assets	$839,014	$7,448,765	$3,382,992	$(4,043,836)	$7,626,935
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$259,837	$23,968	$—	$283,805
Accrued liabilities	—	401,227	131,004	(150)	532,081
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	690,490	154,972	(150)	845,312
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,569,669	2,593	—	4,572,262
Deferred income taxes	—	746,905	15,935	—	762,840
Other long-term liabilities	—	602,687	4,820	—	607,507
Total long-term liabilities	—	5,919,261	23,348	—	5,942,609
Total member equity	839,014	839,014	3,204,672	(4,043,686)	839,014
Total liabilities and member equity	$839,014	$7,448,765	$3,382,992	$(4,043,836)	$7,626,935

	July 29, 2017
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$28,301	$20,938	$—	$49,239
Credit card receivables	—	35,091	3,745	—	38,836
Merchandise inventories	—	915,910	237,747	—	1,153,657
Other current assets	—	135,174	11,852	(587)	146,439
Total current assets	—	1,114,476	274,282	(587)	1,388,171
Property and equipment, net	—	1,333,487	253,474	—	1,586,961
Intangible assets, net	—	509,757	2,321,659	—	2,831,416
Goodwill	—	1,338,844	542,050	—	1,880,894
Other long-term assets	—	14,384	1,690	—	16,074
Investments in subsidiaries	466,652	3,239,816	—	(3,706,468)	—
Total assets	$466,652	$7,550,764	$3,393,155	$(3,707,055)	$7,703,516
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$288,079	$28,751	$—	$316,830
Accrued liabilities	—	350,773	106,751	(587)	456,937
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	668,278	135,502	(587)	803,193
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,675,540	—	—	4,675,540
Deferred income taxes	—	1,144,022	12,811	—	1,156,833
Other long-term liabilities	—	596,272	5,026	—	601,298
Total long-term liabilities	—	6,415,834	17,837	—	6,433,671
Total member equity	466,652	466,652	3,239,816	(3,706,468)	466,652
Total liabilities and member equity	$466,652	$7,550,764	$3,393,155	$(3,707,055)	$7,703,516

	January 28, 2017
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$42,960	$5,483	$—	$48,443
Credit card receivables	—	33,156	4,281	—	37,437
Merchandise inventories	—	961,538	251,945	—	1,213,483
Other current assets	—	118,969	11,280	—	130,249
Total current assets	—	1,156,623	272,989	—	1,429,612
Property and equipment, net	—	1,448,157	152,659	—	1,600,816
Intangible assets, net	—	536,532	2,499,696	—	3,036,228
Goodwill	—	1,412,147	655,302	—	2,067,449
Other long-term assets	—	20,507	1,973	—	22,480
Investments in subsidiaries	809,811	3,411,988	—	(4,221,799)	—
Total assets	$809,811	$7,985,954	$3,582,619	$(4,221,799)	$8,156,585
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$370,409	$13,739	$—	$384,148
Accrued liabilities	—	365,610	144,019	—	509,629
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	765,445	157,758	—	923,203
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,585,911	—	—	4,585,911
Deferred income taxes	—	1,203,983	7,805	—	1,211,788
Other long-term liabilities	—	620,804	5,068	—	625,872
Total long-term liabilities	—	6,410,698	12,873	—	6,423,571
Total member equity	809,811	809,811	3,411,988	(4,221,799)	809,811
Total liabilities and member equity	$809,811	$7,985,954	$3,582,619	$(4,221,799)	$8,156,585

	Thirteen weeks ended January 27, 2018
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,177,621	$304,497	$—	$1,482,118
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	814,745	209,311	—	1,024,056
Selling, general and administrative expenses (excluding depreciation)	—	262,280	60,079	—	322,359
Income from credit card program	—	(12,621)	(1,444)	—	(14,065)
Depreciation expense	—	47,267	6,161	—	53,428
Amortization of intangible assets and favorable lease commitments	—	12,416	11,868	—	24,284
Other expenses (income)	—	12,614	—	—	12,614
Operating earnings (loss)	—	40,920	18,522	—	59,442
Interest expense (income), net	—	76,622	(73)	—	76,549
Intercompany royalty charges (income)	—	49,364	(49,364)	—	—
Equity in loss (earnings) of subsidiaries	(372,532)	(66,776)	—	439,308	—
Earnings (loss) before income taxes	372,532	(18,290)	67,959	(439,308)	(17,107)
Income tax expense (benefit)	—	(390,822)	1,183	—	(389,639)
Net earnings (loss)	$372,532	$372,532	$66,776	$(439,308)	$372,532
Total other comprehensive earnings (loss), net of tax	14,655	10,088	4,567	(14,655)	14,655
Total comprehensive earnings (loss)	$387,187	$382,620	$71,343	$(453,963)	$387,187

	Thirteen weeks ended January 28, 2017
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,131,021	$264,555	$—	$1,395,576
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	795,422	187,043	—	982,465
Selling, general and administrative expenses (excluding depreciation)	—	254,906	52,812	—	307,718
Income from credit card program	—	(15,244)	(1,506)	—	(16,750)
Depreciation expense	—	52,895	4,318	—	57,213
Amortization of intangible assets and favorable lease commitments	—	13,643	12,681	—	26,324
Other expenses (income)	—	4,564	647	—	5,211
Impairment charges	—	153,772	—	—	153,772
Operating earnings (loss)	—	(128,937)	8,560	—	(120,377)
Interest expense (income), net	—	73,979	218	—	74,197
Intercompany royalty charges (income)	—	42,440	(42,440)	—	—
Equity in loss (earnings) of subsidiaries	117,069	(49,390)	—	(67,679)	—
Earnings (loss) before income taxes	(117,069)	(195,966)	50,782	67,679	(194,574)
Income tax expense (benefit)	—	(78,897)	1,392	—	(77,505)
Net earnings (loss)	$(117,069)	$(117,069)	$49,390	$67,679	$(117,069)
Total other comprehensive earnings (loss), net of tax	3,670	12,246	(8,576)	(3,670)	3,670
Total comprehensive earnings (loss)	$(113,399)	$(104,823)	$40,814	$64,009	$(113,399)

	Twenty-six weeks ended January 27, 2018
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,027,767	$574,650	$—	$2,602,417
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,366,694	380,249	—	1,746,943
Selling, general and administrative expenses (excluding depreciation)	—	499,345	118,294	—	617,639
Income from credit card program	—	(23,152)	(2,777)	—	(25,929)
Depreciation expense	—	96,526	12,130	—	108,656
Amortization of intangible assets and favorable lease commitments	—	25,401	23,832	—	49,233
Other expenses (income)	—	15,454	—	—	15,454
Operating earnings (loss)	—	47,499	42,922	—	90,421
Interest expense, net	—	152,752	(105)	—	152,647
Intercompany royalty charges (income)	—	88,797	(88,797)	—	—
Equity in loss (earnings) of subsidiaries	(346,315)	(131,061)	—	477,376	—
Earnings (loss) before income taxes	346,315	(62,989)	131,824	(477,376)	(62,226)
Income tax expense (benefit)	—	(409,304)	763	—	(408,541)
Net earnings (loss)	$346,315	$346,315	$131,061	$(477,376)	$346,315
Total other comprehensive earnings (loss), net of tax	25,052	14,331	10,721	(25,052)	25,052
Total comprehensive earnings (loss)	$371,367	$360,646	$141,782	$(502,428)	$371,367

	Twenty-six weeks ended January 28, 2017
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,967,626	$507,057	$—	$2,474,683
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,339,960	342,400	—	1,682,360
Selling, general and administrative expenses (excluding depreciation)	—	480,846	103,468	—	584,314
Income from credit card program	—	(27,673)	(2,745)	—	(30,418)
Depreciation expense	—	105,081	9,016	—	114,097
Amortization of intangible assets and favorable lease commitments	—	28,075	25,526	—	53,601
Other expenses (income)	—	12,687	(658)	—	12,029
Impairment charges	—	153,772	—	—	153,772
Operating earnings (loss)	—	(125,122)	30,050	—	(95,072)
Interest expense, net	—	146,069	211	—	146,280
Intercompany royalty charges (income)	—	76,444	(76,444)	—	—
Equity in loss (earnings) of subsidiaries	140,582	(105,469)	—	(35,113)	—
Earnings (loss) before income taxes	(140,582)	(242,166)	106,283	35,113	(241,352)
Income tax expense (benefit)	—	(101,584)	814	—	(100,770)
Net earnings (loss)	$(140,582)	$(140,582)	$105,469	$35,113	$(140,582)
Total other comprehensive earnings (loss), net of tax	4,640	10,720	(6,080)	(4,640)	4,640
Total comprehensive earnings (loss)	$(135,942)	$(129,862)	$99,389	$30,473	$(135,942)

	Twenty-six weeks ended January 27, 2018
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$346,315	$346,315	$131,061	$(477,376)	$346,315
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	134,165	35,962	—	170,127
Deferred income taxes		(402,691)	(290)	—	(402,981)
Payment-in-kind interest	—	29,289	—	—	29,289
Other	—	1,595	(2,401)	—	(806)
Intercompany royalty income payable (receivable)	—	88,797	(88,797)	—	—
Equity in loss (earnings) of subsidiaries	(346,315)	(131,061)	—	477,376	—
Changes in operating assets and liabilities, net	—	142,090	(88,490)		53,600
Net cash provided by (used for) operating activities	—	208,499	(12,955)	—	195,544
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(59,417)	(6,379)	—	(65,796)
Net cash provided by (used for) investing activities	—	(59,417)	(6,379)	—	(65,796)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under revolving credit facilities	—	432,000	18,163	—	450,163
Repayment of borrowings	—	(577,713)	(15,569)	—	(593,282)
Repurchase of stock	—	(266)	—	—	(266)
Shares withheld for remittance of employee taxes	—	(332)	—	—	(332)
Net cash provided by (used for) financing activities	—	(146,311)	2,594	—	(143,717)
Effect of exchange rate changes on cash and cash equivalents	—	—	518	—	518
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	2,771	(16,222)	—	(13,451)
Beginning balance	—	28,301	20,938	—	49,239
Ending balance	$—	$31,072	$4,716	$—	$35,788

	Twenty-six weeks ended January 28, 2017
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$(140,582)	$(140,582)	$105,469	$35,113	$(140,582)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	145,420	34,542	—	179,962
Impairment charges	—	153,772	—	—	153,772
Deferred income taxes	—	(86,627)	(2,747)	—	(89,374)
Other	—	(1,943)	4,281	—	2,338
Intercompany royalty income payable (receivable)	—	76,444	(76,444)	—	—
Equity in loss (earnings) of subsidiaries	140,582	(105,469)	—	(35,113)	—
Changes in operating assets and liabilities, net	—	76,232	(64,925)	—	11,307
Net cash provided by (used for) operating activities	—	117,247	176	—	117,423
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(99,006)	(16,692)	—	(115,698)
Net cash provided by (used for) investing activities	—	(99,006)	(16,692)	—	(115,698)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under revolving credit facilities	—	385,000	—	—	385,000
Repayment of borrowings	—	(394,713)	—	—	(394,713)
Debt issuance costs paid	—	(5,359)	—	—	(5,359)
Net cash provided by (used for) financing activities	—	(15,072)	—	—	(15,072)
Effect of exchange rate changes on cash and cash equivalents	—	—	(53)	—	(53)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	3,169	(16,569)	—	(13,400)
Beginning balance	—	39,791	22,052	—	61,843
Ending balance	$—	$42,960	$5,483	$—	$48,443

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

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  All references to (i) the second quarter of fiscal year 2018 relate to the thirteen weeks ended January 27, 2018, (ii) the second quarter of fiscal year 2017 relate to the thirteen weeks ended January 28, 2017, (iii) year-to-date fiscal 2018 relate to the twenty-six weeks ended January 27, 2018 and (iv) year-to-date fiscal 2017 relate to the twenty-six weeks ended January 28, 2017.

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

•
We have assessed and will continue to assess our Last Call operations. During fiscal year 2017, we began a process to assess our Last Call footprint and closed four of our Last Call stores. During fiscal year 2018, we closed 11 additional Last Call stores in order to optimize our Last Call store portfolio. We will continue to evaluate our off-price business and seek to optimize the operations of Last Call in the future;

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

Summary of Results of Operations

A summary of our results of operations is as follows:

•
Revenues — Our revenues for the second quarter of fiscal year 2018 were $1,482.1 million, an increase of 6.2% compared to the second quarter of fiscal year 2017. Comparable revenues for the second quarter of fiscal year 2018 increased 6.7% compared to the second quarter of fiscal year 2017. Our year-to-date fiscal 2018 revenues were $2,602.4 million, an increase of 5.2% compared to year-to-date fiscal 2017. Comparable revenues for year-to-date fiscal 2018 increased 5.6% compared to year-to-date fiscal 2017. During the first quarter of fiscal year 2018, Hurricanes Harvey and Irma significantly impacted our stores in Houston, Texas and in Florida and resulted in temporary closure of some of our stores. We estimate that these closures reduced our comparable revenues by approximately 40 basis points during year-to-date fiscal 2018.

In the second quarter of fiscal year 2018, revenues generated by our online operations were $507.2 million, or 34.2% of consolidated revenues. Comparable revenues from our online operations for the second quarter of fiscal year 2018 increased 15.7% from the second quarter of fiscal year 2017. In year-to-date fiscal 2018, revenues generated by our online operations were $868.1 million, or 33.4% of consolidated revenues. Comparable revenues from our online operations for year-to-date fiscal 2018 increased 15.2% from year-to-date fiscal 2017.

•
Cost of Goods Sold Including Buying and Occupancy Costs (Excluding Depreciation) ("COGS") — Compared to the corresponding periods of the prior year, COGS as a percentage of revenues decreased approximately 130 basis points in the second quarter of fiscal year 2018 and 90 basis points in year-to-date fiscal 2018. The decreases in COGS, as a percentage of revenues, were primarily attributable to:

•
higher net product margins due primarily to lower markdowns and promotional costs driven by a higher level of customer demand, a higher level of full-price sales and improved inventory productivity driven by the reduction in on-hand inventories; and

•	the leveraging of buying and occupancy costs on higher revenues; partially offset by

•	closed store liquidation markdown requirements of $5.6 million related to the closing of 11 Last Call stores in the second quarter of fiscal year 2018.

At January 27, 2018, consolidated inventories totaled $1,137.2 million, a 6.3% decrease from January 28, 2017.  Merchandise inventories supporting our U.S. operations decreased 9.8% and merchandise inventories supporting our MyTheresa operations increased 45.2% from the corresponding period of the prior year. We have worked aggressively to align our inventory levels and purchases with anticipated future customer demand and have experienced significant improvement in inventory alignment during fiscal year 2018.

•
Selling, General and Administrative Expenses (Excluding Depreciation) ("SG&A") — Compared to the corresponding periods of the prior year, SG&A expenses excluding net incentive compensation costs and other benefits decreased, as a percentage of revenues, by approximately 100 basis points in the second quarter of fiscal year 2018 and 80 basis points in year-to-date fiscal 2018. The lower levels of SG&A expenses, as a percentage of revenues, were primarily attributable to:

•	favorable payroll and related costs driven by (i) lower benefits costs incurred, (ii) the leveraging of these expenses on higher revenues and (iii) our ongoing strategic initiatives; and

•	lower expenses incurred in connection with new stores and the remodeling of existing stores; partially offset by

•	higher marketing expenses, related primarily to the growth in our online operations.
Net incentive compensation costs and other benefits costs increased approximately 70 basis points in the second quarter of fiscal year 2018 and 90 basis points in year-to-date fiscal 2018. Those increases were due primarily to (i) higher levels of current and long-term cash incentive costs resulting from our improved financial performance and (ii) non-cash charges related to the modifications of certain stock options, net of (iii) a non-cash gain related to a change in our vacation policy.

Compared to the corresponding periods of the prior year, our total SG&A expenses including net incentive compensation costs and other benefits, as a percentage of revenues, decreased approximately 30 basis points in the second quarter of fiscal year 2018 and increased 10 basis points in year-to-date fiscal 2018.

Liquidity — At January 27, 2018, we had outstanding revolving credit facilities aggregating $918.0 million consisting of (i) our Asset-Based Revolving Credit Facility of $900.0 million in the U.S. and (ii) the mytheresa.com Credit Facilities of $18.0 million, or €15.0 million. Pursuant to these credit facilities, we had outstanding borrowings of $134.6 million, of which $132.0 million represented borrowings under our Asset-Based Revolving Credit Facility and $2.6 million, or €2.2 million, represented borrowings under the mytheresa.com Credit Facilities. Additionally, we had outstanding letters of credit and guarantees of $3.1 million as of January 27, 2018. Our borrowings under these credit facilities fluctuate based on our seasonal working capital requirements, which generally peak in our first and third quarters. At January 27, 2018, we had unused borrowing commitments aggregating $763.8 million, subject to a borrowing base, of which (i) $90.0 million of such capacity is available to us subject to certain restrictions as more fully described in Note 5 of the Notes to Condensed Consolidated Financial Statements in Part I — Item 1 and (ii) $14.1 million of such capacity is available only to MyTheresa and not to our U.S. operations. Additionally, we held cash and cash equivalents and credit card receivables of $78.0 million bringing our available liquidity to $841.8 million at January 27, 2018, inclusive of the amount available to MyTheresa. We believe that cash generated from our operations along with our existing cash balances and available sources of financing will enable us to meet our anticipated cash obligations during the next 12 months.

Outlook — Economic conditions in the luxury retail industry have been and will continue to be impacted by a number of factors, including the rate of economic growth, the volatility and uncertainty in domestic and global economic and political conditions, fluctuations in the exchange rate of the U.S. dollar against international currencies, most notably the Euro and British pound, fluctuations in crude oil and fuel prices, uncertainty regarding governmental policies and overall consumer confidence. We believe such factors negatively impacted our operations in fiscal years 2017 and 2016 and could have an adverse impact on our future results of operations. As a result, we intend to operate our business and manage our cash requirements in a way that balances these economic conditions and current business trends with our long-term initiatives and growth strategies.

Results of Operations

Performance Summary

The following table sets forth certain items expressed as percentages of revenues for the periods indicated:

	Thirteen weeks ended		Twenty-six weeks ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs (excluding depreciation)	69.1	70.4	67.1	68.0
Selling, general and administrative expenses (excluding depreciation)	21.7	22.0	23.7	23.6
Income from credit card program	(0.9)	(1.2)	(1.0)	(1.2)
Depreciation expense	3.6	4.1	4.2	4.6
Amortization of intangible assets	0.8	0.9	0.9	1.1
Amortization of favorable lease commitments	0.9	1.0	1.0	1.1
Other expenses	0.9	0.4	0.6	0.5
Impairment charges	—	11.0	—	6.2
Operating earnings (loss)	4.0	(8.6)	3.5	(3.8)
Interest expense, net	5.2	5.3	5.9	5.9
Loss before income taxes	(1.2)	(13.9)	(2.4)	(9.8)
Income tax benefit	(26.3)	(5.6)	(15.7)	(4.1)
Net earnings (loss)	25.1%	(8.4)%	13.3%	(5.7)%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated:

	Thirteen weeks ended		Twenty-six weeks ended
(dollars in millions, except sales per square foot and store count)	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017

Change in comparable revenues (1)
Total revenues	6.7%	(6.8)%	5.6%	(7.3)%
Online revenues	15.7%	(0.5)%	15.2%	(0.3)%

Percentage of revenues transacted online	34.2%	31.4%	33.4%	30.5%

Store count
Neiman Marcus and Bergdorf Goodman full-line stores open at end of period	44	44	44	44
Last Call stores open at end of period	27	41	27	41

Sales per square foot (2)	$154	$149	$274	$267

Capital expenditures (3)	$41.1	$49.5	$65.8	$115.7
Depreciation expense	53.4	57.2	108.7	114.1
Rent expense and related occupancy costs	30.9	30.3	59.2	58.5

Non-GAAP financial measures
EBITDA (4)	$137.2	$(36.8)	$248.3	$72.6
Adjusted EBITDA (4)	$154.8	$126.8	$277.2	$249.7

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

(3)
Amounts represent gross capital expenditures and exclude developer contributions of $12.4 million for the thirteen weeks ended January 27, 2018, $24.8 million for the thirteen weeks ended January 28, 2017, $11.7 million for the twenty-six weeks ended January 27, 2018 and $32.5 million for the twenty-six weeks ended January 28, 2017.

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise.  These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor.  Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise.  These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold.  We received vendor allowances of $38.8 million, or 2.6% of revenues, in the second quarter of fiscal year 2018, $40.3 million, or 2.9% of revenues, in the second quarter of fiscal year 2017, $42.3 million, or 1.6% of revenues, in year-to-date fiscal 2018 and $41.5 million, or 1.7% of revenues, in year-to-date fiscal 2017. The amounts of vendor allowances we receive fluctuate based partially on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during year-to-date fiscal 2018 and 2017.

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

Advertising costs consist primarily of (i) online marketing costs, (ii) advertising costs incurred related to the production of the photographic content for our websites and (iii) costs incurred related to the production, printing and distribution of our print catalogs and other promotional materials mailed to our customers.  We receive advertising allowances from certain of our merchandise vendors.  Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media and digital media.  Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned.  Advertising allowances were approximately $8.9 million, or 0.6% of revenues, in the second quarter of fiscal year 2018, $10.6 million, or 0.8% of revenues, in the second quarter of fiscal year 2017, $26.0 million, or 1.0% of revenues, in year-to-date fiscal 2018 and $29.1 million, or 1.2% of revenues, in year-to-date fiscal 2017.

We also receive allowances from certain merchandise vendors in connection with compensation programs for employees who sell the vendor’s merchandise.  These allowances are netted against the related compensation expenses that we incur.  Amounts received from vendors related to compensation programs were $15.4 million, or 1.0% of revenues, in the second quarter of fiscal year 2018, $16.2 million, or 1.2% of revenues, in the second quarter of fiscal year 2017, $29.9 million, or 1.2% of revenues, in year-to-date fiscal 2018 and $32.7 million, or 1.3% of revenues, in year-to-date fiscal 2017.

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

Effective Income Tax Rate. Our effective income tax rate may fluctuate from period to period due to a variety of factors, including changes in our assessment of certain tax contingencies, valuation allowances, changes in federal, state and foreign tax laws, outcomes of administrative audits, changes in our corporate structure, the impact of other discrete or non-recurring items and the mix of earnings among our U.S. and foreign operations, where the statutory rates may exceed those in the United States. As a result, our effective income tax rate may vary significantly from the federal statutory tax rate.

The Tax Cuts and Jobs Act ("Tax Reform") was signed into law on December 22, 2017 (see Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I — Item 1). Among numerous provisions included in the Tax Reform was the reduction of the corporate federal income tax rate from 35% to 21%. In the second quarter of fiscal year 2018, we recorded a provisional non-cash benefit of $384.1 million related primarily to the remeasurement of deferred income taxes which amount is included in our income tax benefit in the Condensed Consolidated Statements of Operations.

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

Results of Operations for the Thirteen Weeks Ended January 27, 2018 Compared to the Thirteen Weeks Ended January 28, 2017

Revenues.  Our revenues for the second quarter of fiscal year 2018 of $1,482.1 million increased by $86.5 million, or 6.2%, from $1,395.6 million in the second quarter of fiscal year 2017. Comparable revenues for the second quarter of fiscal year 2018 were $1,482.1 million compared to $1,388.8 million in the second quarter of fiscal year 2017, representing an increase of 6.7%.

Revenues generated by our online operations were $507.2 million, or 34.2% of consolidated revenues. Comparable revenues from our online operations for the second quarter of fiscal year 2018 increased 15.7% from the second quarter of the prior year.

Cost of Goods Sold Including Buying and Occupancy Costs (Excluding Depreciation). COGS as a percentage of revenues decreased to 69.1% of revenues in the second quarter of fiscal year 2018 from 70.4% of revenues in the second quarter of fiscal year 2017. The components of COGS consisted of:

	Thirteen weeks ended
	January 27, 2018		January 28, 2017
(in millions, except percentages)	$	% of revenues	$	% of revenues

Total COGS excluding closed store liquidation markdowns	$1,018.5	68.7%	$982.5	70.4%
Closed store liquidation markdowns	5.6	0.4%	—	—%
Total COGS	$1,024.1	69.1%	$982.5	70.4%

COGS excluding closed store liquidation markdowns as a percentage of revenues, decreased by 170 basis points compared to the prior year due primarily to:

•
higher net product margins of approximately 160 basis points due primarily to lower markdowns and promotional costs driven by a higher level of customer demand, a higher level of full-price sales and improved inventory productivity driven by the reduction in on-hand inventories; and

•	the leveraging of buying and occupancy costs of approximately 10 basis points on higher revenues.
In connection with the closing of 11 Last Call stores in the second quarter of fiscal year 2018, we incurred incremental liquidation markdowns of $5.6 million, or 0.4% of revenues.
Selling, General and Administrative Expenses (Excluding Depreciation).  SG&A expenses as a percentage of revenues decreased to 21.7% of revenues in the second quarter of fiscal year 2018 compared to 22.0% of revenues in the second quarter of fiscal year 2017.  The components of SG&A expense consisted of:

	Thirteen weeks ended
	January 27, 2018		January 28, 2017
(in millions, except percentages)	$	% of revenues	$	% of revenues

Total SG&A excluding net incentive compensation costs and other benefits	$313.7	21.1%	$308.3	22.1%
Net incentive compensation costs and other benefits	8.7	0.6%	(0.6)	(0.1)%
Total SG&A	$322.4	21.7%	$307.7	22.0%

SG&A expenses excluding net incentive compensation costs and other benefits decreased, as a percentage of revenues, by approximately 100 basis points compared to the prior year due primarily to:

•
favorable payroll and related costs of approximately 110 basis points driven by (i) lower benefits costs incurred, (ii) the leveraging of these expenses on higher revenues and (iii) our ongoing strategic initiatives; and

•	lower expenses of approximately 10 basis points incurred in connection with new stores and the remodeling of existing stores; partially offset by

•	higher marketing expenses of approximately 30 basis points related primarily to the growth in our online operations.
Net incentive compensation costs and other benefits costs aggregated $8.7 million in the second quarter of fiscal year 2018, an increase of approximately 70 basis points compared to the prior year. This increase is due primarily to (i) higher levels of current and long-term cash incentive costs of approximately 100 basis points resulting from our improved financial performance and (ii) non-cash charges related to the modifications of certain stock options of approximately 10 basis points, net of (iii) a non-cash gain related to a change in our vacation policy of approximately 50 basis points.

Income From Credit Card Program.  Income from our credit card program was $14.1 million, or 0.9% of revenues, in the second quarter of fiscal year 2018 compared to $16.8 million, or 1.2% of revenues, in the second quarter of fiscal year 2017. Compared to the prior year, income from our credit card program as a percentage of revenues decreased by 30 basis points due primarily to the decrease of our allocated share of the profits generated by the credit card portfolio, which was reduced as a result of our current credit ratings.

Depreciation and Amortization Expenses.  Depreciation expense was $53.4 million, or 3.6% of revenues, in the second quarter of fiscal year 2018 compared to $57.2 million, or 4.1% of revenues, in the second quarter of fiscal year 2017.

Amortization of intangible assets (primarily customer lists and favorable lease commitments) was $24.3 million, or 1.6% of revenues, in the second quarter of fiscal year 2018 compared to $26.3 million, or 1.9% of revenues, in the second quarter of fiscal year 2017.

Other Expenses.  Other expenses for the second quarter of fiscal year 2018 were $12.6 million, or 0.9% of revenues, compared to $5.2 million, or 0.4% of revenues, in the second quarter of fiscal year 2017. Other expenses consisted of the following components:

	Thirteen weeks ended
(in millions)	January 27, 2018	January 28, 2017

Expenses related to store closures	$6.6	$1.5
Expenses incurred in connection with strategic initiatives	1.4	1.9
MyTheresa acquisition costs	—	1.3
Other expenses	4.6	0.5
Total	$12.6	$5.2

During fiscal year 2017, we began a process to assess our Last Call footprint and closed four of our Last Call stores. During the second quarter of fiscal year 2018, we closed 11 additional Last Call stores in order to optimize our Last Call store portfolio. We incurred expenses related to these store closures, which primarily consisted of severance and store closing costs, of $6.6 million in the second quarter of fiscal year 2018 and $1.5 million in the second quarter of fiscal year 2017.

We incurred professional fees and other costs aggregating $1.4 million in the second quarter of fiscal year 2018 and $1.9 million in the second quarter of fiscal year 2017 in connection with the review of our resources and organizational processes, implementation of our integrated merchandising and distribution system and the evaluation of potential strategic alternatives.

In connection with the retirement of our former Chief Executive Officer and President, we incurred certain charges primarily related to lump sum compensation payable as a consequence of her retirement of approximately $4.6 million in the second quarter of fiscal year 2018.

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. In fiscal year 2017, acquisition costs of $1.3 million consisted primarily of professional fees as well as adjustments of our earn-out obligations to estimated fair value at each reporting date.

Impairment Charges. In the second quarter of fiscal year 2017, we recorded impairment charges aggregating $153.8 million. These impairment charges were driven both by (i) changes in market conditions related to increases in the weighted average cost of capital and valuation multiples and (ii) deterioration of operating trends during such periods. These impairment charges related to certain of our tradenames and long-lived assets primarily associated with our Neiman Marcus brand.

Interest Expense, net.  Net interest expense was $76.5 million in the second quarter of fiscal year 2018 and $74.2 million for the second quarter of fiscal year 2017. The significant components of interest expense are as follows:

	Thirteen weeks ended
(in millions)	January 27, 2018	January 28, 2017

Asset-Based Revolving Credit Facility	$1.5	$1.4
Senior Secured Term Loan Facility	33.8	32.8
mytheresa.com Credit Facilities	—	—
Cash Pay Notes	19.2	19.2
PIK Toggle Notes	14.9	13.1
2028 Debentures	2.2	2.2
Amortization of debt issue costs	6.1	6.1
Capitalized interest	(1.8)	(1.5)
Other, net	0.6	0.8
Interest expense, net	$76.5	$74.2

Income Tax Benefit.  Our income tax benefit was $389.6 million for the second quarter of fiscal year 2018 and $77.5 million for the second quarter of fiscal year 2017. The components of our tax benefits consisted of:

	Thirteen weeks ended
	January 27, 2018		January 28, 2017
(in millions, except percentages)	$	%	$	%

Income tax benefit excluding impact of Tax Reform	$(5.5)	32.3%	$(77.5)	39.8%
Impact of Tax Reform	(384.1)	2,245.4%	—	—%
Total income tax benefit	$(389.6)	2,277.7%	$(77.5)	39.8%

Included in the income tax benefit recognized in the second quarter of fiscal year 2018 is the impact of the Tax Reform, which was signed into law on December 22, 2017. Among numerous provisions included in the Tax Reform was the reduction of the corporate federal income tax rate from 35% to 21% effective January 1, 2018. As the effective date of the Tax Reform falls five months into our fiscal year, we are subject to a blended federal statutory rate of 26.9% in fiscal year 2018. In connection with our application of the new federal statutory rate, we remeasured the long-term deferred income taxes recorded in our Condensed Consolidated Balance Sheet at the new lower rate. We recorded a provisional non-cash benefit of $384.1 million related primarily to the remeasurement of deferred income taxes which amount is included in our income tax benefit in the Condensed Consolidated Statements of Operations for the second quarter of fiscal year 2018. We recognized the income tax effects of the Tax Reform in our fiscal year 2018 financial statements in accordance with Staff Accounting Bulletin No. 118 ("SAB 118"), which provides the SEC staff guidance for the application of the FASB's Accounting Standards Codification Topic 740, Income Taxes, in the reporting period in which the Tax Reform was signed into law. At January 27, 2018, we calculated the effects of the tax law change, as written, and made reasonable estimates of the effects on our deferred income tax balances. We will continue to refine our estimates as additional information, such as interpretive or regulatory guidance, becomes available on key aspects of the law, including its impact on the deductibility of purchased assets, state taxes and employee compensation.

Excluding the impact of the Tax Reform, our effective income tax rate of 32.3% on the loss for the second quarter of fiscal year 2018 exceeded the blended federal statutory rate of 26.9% due primarily to state and foreign income taxes. Our effective income tax rate of 39.8% on the loss for the second quarter of fiscal year 2017 exceeded the previous federal statutory rate of 35% due primarily to state income taxes.

Results of Operations for the Twenty-six Weeks Ended January 27, 2018 Compared to the Twenty-six Weeks Ended January 28, 2017

Revenues.  Our revenues for year-to-date fiscal 2018 of $2,602.4 million increased by $127.7 million, or 5.2%, from $2,474.7 million in year-to-date fiscal 2017.  Comparable revenues for year-to-date fiscal 2018 were $2,602.4 million compared to $2,464.1 million in year-to-date fiscal 2017, representing an increase of 5.6%. During the first quarter of fiscal year 2018, Hurricanes Harvey and Irma significantly impacted our stores in Houston, Texas and in Florida and resulted in temporary closure of some of our stores. We estimate that these closures reduced our comparable revenues by approximately 40 basis points in year-to-date fiscal 2018.

Revenues generated by our online operations were $868.1 million, or 33.4% of consolidated revenues. Comparable revenues from our online operations in year-to-date fiscal 2018 increased 15.2% from the prior year fiscal period. Changes in comparable revenues for our last six fiscal quarters were:

Fiscal year 2018
Second quarter	6.7%
First quarter	4.2

Fiscal year 2017
Fourth quarter	(0.5)
Third quarter	(4.9)
Second quarter	(6.8)
First quarter	(8.0)

Cost of Goods Sold Including Buying and Occupancy Costs (Excluding Depreciation). COGS as a percentage of revenues decreased to 67.1% of revenues in year-to-date fiscal 2018 from 68.0% of revenues in year-to-date fiscal 2017. The components of COGS expense consisted of:

	Twenty-six weeks ended
	January 27, 2018		January 28, 2017
(in millions, except percentages)	$	% of revenues	$	% of revenues

Total COGS excluding closed store liquidation markdowns	$1,741.3	66.9%	$1,682.4	68.0%
Closed store liquidation markdowns	5.6	0.2%	—	—%
Total COGS	$1,746.9	67.1%	$1,682.4	68.0%

COGS excluding closed store liquidation markdowns as a percentage of revenues, decreased by 110 basis points compared to the prior year due primarily to:

•
higher net product margins of approximately 100 basis points due primarily to lower markdowns and promotional costs driven by a higher level of customer demand, a higher level of full-price sales and improved inventory productivity driven by the reduction in on-hand inventories; and

•	the leveraging of buying and occupancy costs of approximately 10 basis points on higher revenues.
In connection with the closing of 11 Last Call stores in the second quarter of fiscal year 2018, we incurred incremental liquidation markdowns of $5.6 million, or 0.2% of revenues.
Selling, General and Administrative Expenses (Excluding Depreciation). SG&A expenses as a percentage of revenues increased to 23.7% of revenues in year-to-date fiscal 2018 compared to 23.6% of revenues in year-to-date fiscal 2017. The components of SG&A expense consisted of:

	Twenty-six weeks ended
	January 27, 2018		January 28, 2017
(in millions, except percentages)	$	% of revenues	$	% of revenues

Total SG&A excluding net incentive compensation costs and other benefits	$593.7	22.8%	$583.3	23.6%
Net incentive compensation costs and other benefits	23.9	0.9%	1.0	—%
Total SG&A	$617.6	23.7%	$584.3	23.6%
SG&A expenses excluding net incentive compensation costs and other benefits decreased, as a percentage of revenues, by approximately 80 basis points compared to the prior year due primarily to:

•
favorable payroll and related costs of approximately 110 basis points driven by (i) lower benefits costs incurred, (ii) the leveraging of these expenses on higher revenues and (iii) our ongoing strategic initiatives; and

•	lower expenses of approximately 10 basis points incurred in connection with new stores and the remodeling of existing stores; partially offset by

•	higher marketing expenses of approximately 30 basis points related primarily to the growth in our online operations.
Net incentive compensation costs and other benefits costs aggregated $23.9 million in year-to-date fiscal 2018, an increase of approximately 90 basis points compared to the prior year. This increase is due primarily to (i) higher levels of current and long-term cash incentive costs of approximately 100 basis points resulting from our improved financial performance and (ii) non-cash charges related to the modifications of certain stock options of approximately 20 basis points, net of (iii) a non-cash gain related to a change in our vacation policy of approximately 30 basis points.

Income From Credit Card Program.  Income from our credit card program was $25.9 million, or 1.0% of revenues, in year-to-date fiscal 2018 compared to $30.4 million, or 1.2% of revenues, in year-to-date fiscal 2017. Compared to the prior year, income from our credit card program as a percentage of revenues decreased by 20 basis points due primarily to the decrease of our allocated share of the profits generated by the credit card portfolio, which was reduced as a result of our current credit ratings.

Depreciation and Amortization Expenses.  Depreciation expense of $108.7 million, or 4.2% of revenues, in year-to-date fiscal 2018 compared to $114.1 million, or 4.6% of revenues, in year-to-date fiscal 2017.

Amortization of intangible assets (primarily customer lists and favorable lease commitments) was $49.2 million, or 1.9% of revenues, in year-to-date fiscal 2018 compared to $53.6 million, or 2.2% of revenues, in year-to-date fiscal 2017.

Other Expenses.  Other expenses for year-to-date fiscal 2018 aggregated $15.5 million, or 0.6% of revenues, compared to $12.0 million, or 0.5% of revenues, in year-to-date fiscal 2017. Other expenses consisted of the following components:

	Twenty-six weeks ended
(in millions)	January 27, 2018	January 28, 2017

Expenses related to store closures	$7.9	$1.5
Expenses incurred in connection with strategic initiatives	1.8	8.5
Expenses related to Cyber-Attack, net of insurance recoveries	1.1	—
MyTheresa acquisition costs	—	0.7
Other expenses	4.6	1.3
Total	$15.5	$12.0

During fiscal year 2017, we began a process to assess our Last Call footprint and closed four of our Last Call stores. During the second quarter of fiscal year 2018, we closed 11 additional Last Call stores in order to optimize our Last Call store portfolio. We incurred expenses related to these store closures, which primarily consisted of severance and store closing costs, of $7.9 million in year-to-date fiscal 2018 and $1.5 million during year-to-date fiscal 2017.

We incurred professional fees and other costs aggregating $1.8 million in year-to-date fiscal 2018 and $8.5 million in year-to-date fiscal 2017 in connection with the review of our resources and organizational processes, implementation of our integrated merchandising and distribution system and the evaluation of potential strategic alternatives. In connection with the review of our resources and organizational processes, we eliminated approximately 90 positions in the first quarter of fiscal year 2017 across our stores, divisions and facilities.

We discovered in January 2014 that malicious software was clandestinely installed on our computer systems (the "Cyber-Attack"). During year-to-date fiscal 2018, we incurred legal expenses in connection with the Cyber-Attack of $1.1 million.

In connection with the retirement of our former Chief Executive Officer and President, we incurred certain charges primarily related to lump sum compensation payable as a consequence of her retirement of approximately $4.6 million in year-to-date fiscal 2018.

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. In fiscal year 2017, acquisition costs of $0.7 million consisted primarily of professional fees as well as adjustments of our earn-out obligations to estimated fair value at each reporting date.

Impairment Charges. In the second quarter of fiscal year 2017, we recorded impairment charges of $153.8 million to state certain of our tradenames and long-lived assets, primarily associated with our Neiman Marcus brand, to their estimated fair value.

Interest Expense, net.  Net interest expense was $152.6 million, or 5.9% of revenues, in year-to-date fiscal 2018 and $146.3 million, or 5.9% of revenues, in year-to-date fiscal 2017. The significant components of interest expense are as follows:

	Twenty-six weeks ended
(in millions)	January 27, 2018	January 28, 2017

Asset-Based Revolving Credit Facility	$3.8	$2.6
Senior Secured Term Loan Facility	67.2	64.3
mytheresa.com Credit Facilities	—	—
Cash Pay Notes	38.4	38.4
PIK Toggle Notes	29.3	26.3
2028 Debentures	4.5	4.5
Amortization of debt issue costs	12.2	12.3
Capitalized interest	(3.6)	(3.2)
Other, net	0.8	1.3
Interest expense, net	$152.6	$146.3

Income Tax Benefit.  Our income tax benefit was $408.5 million for year-to-date fiscal 2018 and $100.8 million for year-to-date fiscal 2017. The components of our tax benefits consisted of:

	Twenty-six weeks ended
	January 27, 2018		January 28, 2017
(in millions, except percentages)	$	%	$	%

Income tax benefit excluding impact of Tax Reform	$(24.4)	39.2%	$(100.8)	41.8%
Impact of Tax Reform	(384.1)	617.3%	—	—%
Total income tax benefit	$(408.5)	656.5%	$(100.8)	41.8%

Included in the income tax benefit recognized in year-to-date fiscal 2018 is the impact of the Tax Reform, which was signed into law on December 22, 2017. Among numerous provisions included in the Tax Reform was the reduction of the corporate federal income tax rate from 35% to 21% effective January 1, 2018. As the effective date of the Tax Reform falls five months into our fiscal year, we are subject to a blended federal statutory rate of 26.9% in fiscal year 2018. In connection with our application of the new federal statutory rate, we remeasured the long-term deferred income taxes recorded in our Condensed Consolidated Balance Sheet at the new lower rate. We recorded a provisional non-cash benefit of $384.1 million related primarily to the remeasurement of deferred income taxes which amount is included in our income tax benefit in the Condensed Consolidated Statements of Operations for the second quarter of fiscal year 2018. We recognized the income tax effects of the Tax Reform in our fiscal year 2018 financial statements in accordance with Staff Accounting Bulletin No. 118 ("SAB 118"), which provides the SEC staff guidance for the application of the FASB's Accounting Standards Codification Topic 740, Income Taxes, in the reporting period in which the Tax Reform was signed into law. At January 27, 2018, we calculated the effects of the tax law change, as written, and made reasonable estimates of the effects on our deferred income tax balances. We will continue to refine our estimates as additional information, such as interpretive or regulatory guidance, becomes available on key aspects of the law, including its impact on the deductibility of purchased assets, state taxes and employee compensation.

Excluding the impact of the Tax Reform, our effective income tax rate of 39.2% on the loss for year-to-date fiscal 2018 exceeded the blended federal statutory rate of 26.9% due primarily to state and foreign income taxes. Our effective income tax rate of 41.8% on the loss for year-to-date fiscal 2017 exceeded the previous federal statutory rate of 35% due primarily to:

•	state income taxes;

•	the non-deductible portion of transaction and other costs incurred in connection with the MyTheresa acquisition; and

•	the benefit associated with the release of certain tax reserves for settled tax matters.

We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Internal Revenue Service finalized its audits of our fiscal year 2012 and short-year 2013 (prior to the Acquisition) federal income tax returns. With respect to state, local and foreign jurisdictions, with limited exceptions, we are no longer subject to income tax audits for fiscal years before 2013. We believe our recorded tax liabilities as of January 27, 2018 are sufficient to cover any potential assessments made by the IRS or other taxing authorities and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances. We believe it is reasonably possible that adjustments to the amounts of our unrecognized tax benefits could occur within the next 12 months as a result of settlements with tax authorities or expiration of statutes of limitations. At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

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

	Thirteen weeks ended		Twenty-six weeks ended
(dollars in millions)	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017

Net earnings (loss)	$372.5	$(117.1)	$346.3	$(140.6)
Income tax benefit	(389.6)	(77.5)	(408.5)	(100.8)
Interest expense, net	76.5	74.2	152.6	146.3
Depreciation expense	53.4	57.2	108.7	114.1
Amortization of intangible assets and favorable lease commitments	24.3	26.3	49.2	53.6
EBITDA	$137.2	$(36.8)	$248.3	$72.6
EBITDA as a percentage of revenues	9.3%	(2.6)%	9.5%	2.9%

Impairment charges	—	153.8	—	153.8
Non-cash stock compensation and other long-term cash incentives	3.7	(0.9)	10.1	0.5
Incremental non-cash rent expense related to purchase accounting adjustments	2.1	2.5	4.4	5.0
Liquidation markdowns and expenses related to store closures	12.2	1.5	13.5	1.5
Expenses related to Cyber-Attack, net of insurance recoveries	—	—	1.1	—
Expenses incurred in connection with openings of new stores / remodels of existing stores	1.5	3.0	2.3	5.7
Expenses incurred in connection with strategic initiatives	1.4	1.9	1.8	8.5
MyTheresa acquisition costs	—	1.3	—	0.7
Non-cash gain related to change in vacation policy	(7.8)	—	(9.0)	—
Other expenses	4.6	0.5	4.6	1.3
Adjusted EBITDA	$154.8	$126.8	$277.2	$249.7
Adjusted EBITDA as a percentage of revenues	10.5%	9.1%	10.6%	10.1%

Liquidity and Capital Resources

Our liquidity requirements consist principally of:

•	the funding of our merchandise purchases;

•	operating expense requirements;

•	debt service requirements;

•	capital expenditures for expansion and growth strategies, including new store construction, store remodels and upgrades of our management information systems;

•	income tax payments; and

•	obligations related to our defined benefit pension plan ("Pension Plan").

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

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and third quarters of each fiscal year as a result of higher seasonal levels of inventories. We have typically financed our cash requirements with available cash and cash equivalents, cash flows from operations and, if necessary, with cash provided from borrowings under our revolving credit facilities. Pursuant to these credit facilities, we had outstanding borrowings of $134.6 million as of January 27, 2018, of which $132.0 million represented borrowings under our Asset-Based Revolving Credit Facility and $2.6 million, or €2.2 million, represented borrowings under the mytheresa.com Credit Facilities, compared to outstanding borrowings of $170.0 million as of January 28, 2017, all of which represented borrowings under our Asset-Based Revolving Credit Facility. Additionally, we had outstanding letters of credit and guarantees of $3.1 million as of January 27, 2018. At January 27, 2018, we had unused borrowing commitments aggregating $763.8 million, subject to a borrowing base, of which (i) $90.0 million of such capacity is available to us subject to the maintenance of a minimum fixed charge coverage ratio and to further restrictions described below under "Financing Structure at January 27, 2018" and (ii) $14.1 million of such capacity is available only to MyTheresa under its credit facilities and not to our U.S. operations. Additionally, we held cash and cash equivalents and credit card receivables of $78.0 million bringing our available liquidity to $841.8 million at January 27, 2018, inclusive of the amount available to MyTheresa.

Under the Asset-Based Revolving Credit Facility, if "excess availability" falls below 10% of aggregate revolving commitments, we will be required to maintain a minimum fixed charge coverage ratio and we may be subject to further restrictions as discussed below under "Financing Structure at January 27, 2018".

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

Net cash provided by our operating activities increased by $78.1 million from $117.4 million in year-to-date fiscal 2017 to $195.5 million in year-to-date fiscal 2018. This increase in net cash provided by our operating activities was due primarily to (i) the increase in cash generated by our operating activities on a higher level of revenues and (ii) lower working capital requirements driven by the reduction in our net investment in inventories, partially offset by (iii) required fundings to our Pension Plan of $9.3 million in year-to-date fiscal year 2018 compared to $2.5 million in year-to-date fiscal year 2017.

Net cash used for investing activities, representing capital expenditures, decreased by $49.9 million from $115.7 million in year-to-date fiscal 2017 to $65.8 million in year-to-date fiscal 2018. This decrease in capital expenditures in year-to-date fiscal 2018 reflects lower spending for NMG One, the construction of new stores and the remodeling of existing stores.

Currently, we project capital expenditures for fiscal year 2018 to be approximately $175 to $195 million. Net of developer contributions, capital expenditures for fiscal year 2018 are projected to be approximately $125 to $140 million. We have and will continue to manage the level of capital spending in a manner designed to balance current economic conditions and business trends with our long-term initiatives and growth strategies.

Cash provided by our operating activities net of capital expenditures was $129.7 million in year-to-date fiscal 2018 and $1.7 million in year-to-date fiscal 2017.

Net cash used for financing activities of $143.7 million in year-to-date fiscal 2018 was comprised primarily of (i) net repayments of borrowings of $128.4 million under our revolving credit facilities due to the higher level of cash flows from operations, lower working capital requirements and lower capital expenditures and (ii) repayments of borrowings of $14.7 million under our Senior Secured Term Loan Facility. Net cash used for financing activities of $15.1 million in year-to-date fiscal 2017 was comprised primarily of (i) repayments of borrowings of $14.7 million under our Senior Secured Term Loan Facility and (ii) $5.4 million paid for debt issuance costs related to the Asset-Based Revolving Credit Facility refinancing amendment partially offset by (iii) net borrowings of $5.0 million under our Asset-Based Revolving Credit Facility due to seasonal workings capital requirements.

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

Financing Structure at January 27, 2018

Our major sources of funds are comprised of our revolving credit facilities aggregating $918.0 million, the $2,824.9 million Senior Secured Term Loan Facility, $960.0 million Cash Pay Notes, $628.5 million PIK Toggle Notes, $125.0 million 2028 Debentures (each as described in more detail below), vendor payment terms and operating leases.

Revolving Credit Facilities. Our revolving credit facilities consists of our Asset-Based Revolving Credit Facility, which supports our U.S. operations and the mytheresa.com Credit Facilities, which support the MyTheresa operations.

Asset-Based Revolving Credit Facility.  At January 27, 2018, we have an Asset-Based Revolving Credit Facility with a maximum committed borrowing capacity of $900.0 million. The Asset-Based Revolving Credit Facility matures on July 25, 2021 (or July 25, 2020 if our obligations under our Senior Secured Term Loan Facility or any permitted refinancing thereof have not been repaid or the maturity date thereof has not been extended to October 25, 2021 or later).  At January 27, 2018, we had outstanding borrowings of $132.0 million under this facility, outstanding letters of credit of $1.8 million and unused commitments of $749.7 million, subject to a borrowing base, of which $90.0 million of such capacity is available to us subject to certain restrictions as more fully described below.

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

Our excess availability could decrease as a result of, among other things, decreases in inventory or increases in outstanding debt (including letters of credit). Our failure to meet the Excess Availability Condition (as defined below) could limit our operational flexibility and growth. To the extent that excess availability is not equal to or greater than the greater of (a) 10% of the lesser of (1) the aggregate revolving commitments and (2) the borrowing base and (b) $50.0 million (the "Excess Availability Condition"), we will be required to maintain a minimum fixed charge coverage ratio. Additional restrictions will apply if the Excess Availability Condition is not met for five consecutive business days, including increased reporting requirements and additional administrative agent control rights over certain of our accounts. These restrictions will continue until the Excess Availability Condition is satisfied and their imposition may limit our operational flexibility. At January 27, 2018, $90.0 million of the aggregate unused commitments under the Asset-Based Revolving Credit Facility is available to us subject to the foregoing restrictions.

The weighted average interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 3.78% at January 27, 2018.

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
As of January 27, 2018, mytheresa.com GmbH had outstanding borrowings of $2.6 million, or €2.2 million, guarantees of $1.3 million, or €1.1 million, and unused commitments of $14.1 million, or €11.7 million.
Senior Secured Term Loan Facility.  At January 27, 2018, the outstanding balance under the Senior Secured Term Loan Facility was $2,824.9 million.  The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

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

The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 4.81% at January 27, 2018.

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

Interest Rate Swaps. At January 27, 2018, we had outstanding floating rate debt obligations of $2,956.9 million. In April and June of 2016, we entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,400.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness. These swap agreements hedge a portion of our contractual floating rate interest commitments related to our Senior Secured Term Loan Facility from December 2016 to October 2020. As a result of the April 2016 swap agreements, our effective interest rate as to $700.0 million of floating rate indebtedness will be fixed at 4.9120% from December 2016 through October 2020. As a result of the June 2016 swap agreements, our effective interest rate as to an additional $700.0 million of floating rate indebtedness will be fixed at 4.7395% from December 2016 to October 2020. The interest rate swap agreements expire in October 2020.

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

ITEM 4.  CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures.
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of January 27, 2018, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis and within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b. Changes in Internal Control Over Financial Reporting.

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. No change occurred in our internal controls over financial reporting during the quarter ended January 27, 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

Exhibit		Method of Filing
3.1	Certificate of Formation of the Company, dated as of October 28, 2013.	Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 2013.

3.2	Amended and Restated Limited Liability Company Agreement of the Company, dated as of October 28, 2013.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 29, 2013.

10.1	Employment Agreement, dated as of January 4, 2018, by and between The Neiman Marcus Group LLC and Geoffroy van Raemdonck.	Filed herewith.

10.2	Form of Neiman Marcus Group, Inc. Time-Vested Option Non-Qualified Stock Option Agreement pursuant to the Neiman Marcus Group, Inc. Management Equity Incentive Plan granted to Geoffroy van Raemdonck.	Filed herewith.

10.3
Form of Neiman Marcus Group, Inc. Performance-Vested Option Non-Qualified Stock Option Agreement pursuant to the Neiman Marcus Group, Inc. Management Equity Incentive Plan granted to Geoffroy van Raemdonck.

Filed herewith.

10.4	Form of Restricted Stock Agreement pursuant to the Neiman Marcus Group, Inc. Management Equity Incentive Plan by and between Neiman Marcus Group, Inc. and Geoffroy van Raemdonck.	Filed herewith.

10.5	Neiman Marcus Group, Inc. FY 2018 Mid-Term Cash Incentive Plan. (1)	Filed herewith. (1)

10.6	Retirement Agreement, dated as of January 4, 2018, by and among Neiman Marcus Group, Inc., The Neiman Marcus Group LLC and Karen Katz.	Filed herewith.

10.7	Director Services Agreement, dated as of February 12, 2018, by and between Neiman Marcus Group, Inc. and Karen Katz.	Filed herewith.

10.8	Form of Amended and Restated Neiman Marcus Group, Inc. Time-Vested Option Non-Qualified Stock Option Agreement by and between Neiman Marcus Group, Inc. and Karen Katz.	Filed herewith.

10.9	Form of Amendment to Neiman Marcus Group, Inc. Time-Vested Option Non-Qualified Stock Option Agreement pursuant to the Neiman Marcus Group, Inc. Management Equity Incentive Plan.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith electronically.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith electronically.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically.

(1) Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NEIMAN MARCUS GROUP LTD LLC
(Registrant)

Signature	Title	Date

/s/ T. DALE STAPLETON	Interim Chief Financial Officer,	March 9, 2018
T. Dale Stapleton	Senior Vice President
and Chief Accounting Officer
(on behalf of the registrant and
as principal accounting officer)