Form 10-Q
period 2018-04-28
Neiman Marcus Group LTD LLC
filed 2018-06-06
CIK 1358651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 28, 2018

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

NEIMAN MARCUS GROUP LTD LLC

INDEX

		Page
Part I.	Financial Information

Item 1.	Condensed Consolidated Balance Sheets as of April 28, 2018, July 29, 2017 and April 29, 2017	1

	Condensed Consolidated Statements of Operations for the Thirteen Weeks and Thirty-nine Weeks Ended April 28, 2018 and April 29, 2017	2

	Condensed Consolidated Statements of Comprehensive Earnings (Loss) for the Thirteen Weeks and Thirty-nine Weeks Ended April 28, 2018 and April 29, 2017	3

	Condensed Consolidated Statements of Cash Flows for the Thirty-nine Weeks Ended April 28, 2018 and April 29, 2017	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	58

Item 4.	Controls and Procedures	58

Part II.	Other Information

Item 1.	Legal Proceedings	58

Item 1A.	Risk Factors	58

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 3.	Defaults Upon Senior Securities	59

Item 4.	Mine Safety Disclosures	59

Item 5.	Other Information	59

Item 6.	Exhibits	59

Signature		60

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except units)	April 28, 2018	July 29, 2017	April 29, 2017

ASSETS
Current assets:
Cash and cash equivalents	$38,851	$49,239	$53,615
Credit card receivables	52,599	38,836	48,681
Merchandise inventories	1,180,141	1,153,657	1,231,210
Other current assets	111,416	146,439	162,345
Total current assets	1,383,007	1,388,171	1,495,851

Property and equipment, net	1,566,541	1,586,961	1,600,759
Intangible assets, net	2,763,609	2,831,416	3,011,656
Goodwill	1,891,062	1,880,894	2,069,082
Other long-term assets	45,001	16,074	20,298
Total assets	$7,649,220	$7,703,516	$8,197,646

LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$292,909	$316,830	$213,709
Accrued liabilities	503,858	456,937	441,182
Current portion of long-term debt	29,426	29,426	29,426
Total current liabilities	826,193	803,193	684,317

Long-term liabilities:
Long-term debt, net of debt issuance costs	4,637,570	4,675,540	4,849,225
Deferred income taxes	750,494	1,156,833	1,242,518
Other long-term liabilities	605,577	601,298	634,667
Total long-term liabilities	5,993,641	6,433,671	6,726,410

Membership unit (1 unit issued and outstanding at April 28, 2018, July 29, 2017 and April 29, 2017)	—	—	—
Member capital	1,588,393	1,587,086	1,587,086
Accumulated other comprehensive loss	(28,438)	(63,431)	(109,467)
Accumulated deficit	(730,569)	(1,057,003)	(690,700)
Total member equity	829,386	466,652	786,919
Total liabilities and member equity	$7,649,220	$7,703,516	$8,197,646

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017

Revenues	$1,165,084	$1,111,435	$3,767,501	$3,586,118
Cost of goods sold including buying and occupancy costs (excluding depreciation)	756,371	730,543	2,503,314	2,412,903
Selling, general and administrative expenses (excluding depreciation)	280,686	265,566	898,325	849,880
Income from credit card program	(10,966)	(15,053)	(36,895)	(45,471)
Depreciation expense	53,188	55,694	161,844	169,791
Amortization of intangible assets	11,517	12,126	35,181	38,630
Amortization of favorable lease commitments	12,785	13,379	38,354	40,476
Other expenses	10,849	10,908	26,303	22,937
Impairment charges	—	—	—	153,772

Operating earnings (loss)	50,654	38,272	141,075	(56,800)

Interest expense, net	77,651	73,718	230,298	219,998

Loss before income taxes	(26,997)	(35,446)	(89,223)	(276,798)

Income tax benefit	(7,116)	(10,572)	(415,657)	(111,342)

Net earnings (loss)	$(19,881)	$(24,874)	$326,434	$(165,456)

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(UNAUDITED)

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017

Net earnings (loss)	$(19,881)	$(24,874)	$326,434	$(165,456)

Other comprehensive earnings:
Foreign currency translation adjustments, before tax	6,515	2,993	19,671	(6,053)
Change in unrealized gain on financial instruments, before tax	6,823	(3,068)	25,733	18,272
Reclassification of realized loss (gain) on financial instruments to earnings, before tax	(119)	2,015	2,153	4,133
Change in unrealized loss on unfunded benefit obligations, before tax	(10)	542	572	(5,286)
Tax effect related to items of other comprehensive earnings	(3,268)	(748)	(13,136)	(4,692)
Total other comprehensive earnings	9,941	1,734	34,993	6,374

Total comprehensive earnings (loss)	$(9,940)	$(23,140)	$361,427	$(159,082)

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Thirty-nine weeks ended
(in thousands)	April 28, 2018	April 29, 2017

CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$326,434	$(165,456)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	253,738	267,286
Impairment charges	—	153,772
Deferred income taxes	(418,611)	(99,880)
Payment-in-kind interest	41,755	2,349
Other	1,980	3,607
	205,296	161,678
Changes in operating assets and liabilities:
Merchandise inventories	(18,503)	(89,949)
Other current assets	14,513	(19,609)
Accounts payable and accrued liabilities	1,360	(145,282)
Deferred real estate credits	30,099	32,502
Funding of defined benefit pension plan	(20,000)	(6,600)
Net cash provided by (used for) operating activities	212,765	(67,260)

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(109,754)	(164,364)
Net cash used for investing activities	(109,754)	(164,364)

CASH FLOWS - FINANCING ACTIVITIES
Borrowings under revolving credit facilities	762,665	730,000
Repayment of borrowings under revolving credit facilities	(854,019)	(460,000)
Repayment of borrowings under senior secured term loan facility	(22,070)	(22,070)
Payment of contingent earn-out obligation	—	(22,857)
Debt issuance costs paid	—	(5,359)
Repurchase of stock	(266)	—
Shares withheld for remittance of employee taxes	(332)	—
Net cash provided by (used for) for financing activities	(114,022)	219,714

Effect of exchange rate changes on cash and cash equivalents	623	3,682

CASH AND CASH EQUIVALENTS
Decrease during the period	(10,388)	(8,228)
Beginning balance	49,239	61,843
Ending balance	$38,851	$53,615

Supplemental Schedule of Cash Flow Information
Cash paid (received) during the period for:
Interest	$189,030	$245,130
Income taxes	$(3,713)	$518
Non-cash - investing and financing activities:
Property and equipment acquired through developer financing obligations	$13,077	$35,142
Issuance of PIK Toggle Notes	$58,354	$—
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

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  All references to (i) the third quarter of fiscal year 2018 relate to the thirteen weeks ended April 28, 2018, (ii) the third quarter of fiscal year 2017 relate to the thirteen weeks ended April 29, 2017, (iii) year-to-date fiscal 2018 relate to the thirty-nine weeks ended April 28, 2018 and (iv) year-to-date fiscal 2017 relate to the thirty-nine weeks ended April 29, 2017.

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

The luxury retail industry is seasonal in nature, with higher sales typically generated in the fall and holiday selling seasons.  Due to seasonal and other factors, the results of operations for the third quarter of fiscal year 2018 are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

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

Recent Accounting Pronouncements. In May 2014, the FASB issued guidance to clarify the principles for revenue recognition. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes previous revenue recognition guidance. While our evaluation of the impact of adopting this standard is ongoing, we believe the new guidance will impact our accounting for sales returns, our loyalty program, certain promotional programs, income from our credit card program and recognizing revenue at time of shipment versus delivery. We intend to adopt this new guidance no earlier than the first quarter of fiscal year 2019. We are currently evaluating which application method to adopt.

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

The following table shows the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis in our Condensed Consolidated Balance Sheets:

(in thousands)	Fair Value Hierarchy	April 28, 2018	July 29, 2017	April 29, 2017

Assets:
Interest rate swaps (included in other long-term assets)	Level 2	$34,159	$3,628	$7,308

Liabilities:
Stock-based award liability (included in other long-term liabilities)	Level 3	6,052	1,344	3,225

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

The carrying values of cash and cash equivalents, credit card receivables and accounts payable approximate fair value due to their short-term nature.  We determine the fair value of our long-term debt on a non-recurring basis, which results are summarized as follows:

		April 28, 2018		July 29, 2017		April 29, 2017
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt:
Asset-Based Revolving Credit Facility	Level 2	$162,000	$162,000	$263,000	$263,000	$435,000	$435,000
mytheresa.com Credit Facilities	Level 2	9,731	9,731	—	—	—	—
Senior Secured Term Loan Facility	Level 2	2,817,563	2,484,753	2,839,633	2,113,766	2,846,989	2,266,916
Cash Pay Notes	Level 2	960,000	648,806	960,000	532,253	960,000	567,533
PIK Toggle Notes	Level 2	658,354	448,806	600,000	297,000	600,000	326,718
2028 Debentures	Level 2	122,839	97,719	122,677	87,490	122,623	97,216

We estimated the fair value of long-term debt using (i) prevailing market rates for debt of similar remaining maturities and credit risk for the senior secured asset-based revolving credit facility (as amended, the "Asset-Based Revolving Credit Facility") and the

senior secured term loan facility (as amended, the "Senior Secured Term Loan Facility" and, together with the Asset-Based Revolving Credit Facility, the "Senior Secured Credit Facilities") and (ii) quoted market prices of the same or similar issues for the $960.0 million aggregate principal amount of 8.00% Senior Cash Pay Notes due 2021 (the "Cash Pay Notes"), the $658.4 million aggregate principal amount of 8.75%/9.50% Senior PIK Toggle Notes due 2021 (the "PIK Toggle Notes") and the $125.0 million aggregate principal amount of 7.125% Debentures due 2028 (the "2028 Debentures" and, together with the Cash Pay Notes and the PIK Toggle Notes, the "Notes").

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

3. Intangible Assets, Net and Goodwill

(in thousands)	April 28, 2018	July 29, 2017	April 29, 2017

Favorable lease commitments, net	$892,231	$930,585	$943,581
Other definite-lived intangible assets, net	366,237	401,081	412,916
Tradenames	1,505,141	1,499,750	1,655,159
Intangible assets, net	$2,763,609	$2,831,416	$3,011,656

Goodwill	$1,891,062	$1,880,894	$2,069,082

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

Total amortization of all intangible assets recorded in connection with acquisitions for the current and next five fiscal years is currently estimated as follows (in thousands):

April 29, 2018 through July 28, 2018	$24,229
2019	95,026
2020	88,318
2021	82,274
2022	82,422
2023	81,276

At April 28, 2018, accumulated amortization was $237.6 million for favorable lease commitments and $335.6 million for other definite-lived intangible assets.

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

5. Long-term Debt

The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	April 28, 2018	July 29, 2017	April 29, 2017

Asset-Based Revolving Credit Facility	variable	$162,000	$263,000	$435,000
mytheresa.com Credit Facilities	variable	9,731	—	—
Senior Secured Term Loan Facility	variable	2,817,563	2,839,633	2,846,989
Cash Pay Notes	8.00%	960,000	960,000	960,000
PIK Toggle Notes	8.75%/9.50%	658,354	600,000	600,000
2028 Debentures	7.125%	122,839	122,677	122,623
Total debt		4,730,487	4,785,310	4,964,612
Less: current portion of Senior Secured Term Loan Facility		(29,426)	(29,426)	(29,426)
Less: unamortized debt issuance costs		(63,491)	(80,344)	(85,961)
Long-term debt, net of debt issuance costs		$4,637,570	$4,675,540	$4,849,225

Asset-Based Revolving Credit Facility.  At April 28, 2018, we have an Asset-Based Revolving Credit Facility with a maximum committed borrowing capacity of $900.0 million.  The Asset-Based Revolving Credit Facility matures on July 25, 2021 (or July 25, 2020 if our obligations under our Senior Secured Term Loan Facility or any permitted refinancing thereof have not been repaid or the maturity date thereof has not been extended to October 25, 2021 or later). At April 28, 2018, we had outstanding borrowings of $162.0 million under this facility, outstanding letters of credit of $1.8 million and unused commitments of $736.2 million, subject to a borrowing base, of which $90.0 million of such capacity is available to us subject to certain restrictions as more fully described below.

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

At April 28, 2018, borrowings under the Asset-Based Revolving Credit Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Deutsche Bank AG New York Branch (the administrative agent), (2) the federal funds effective rate plus ½ of 1.00% and (3) the adjusted one-month LIBOR plus 1.00% or

(b) LIBOR, subject to certain adjustments, in each case plus an applicable margin of 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings at April 28, 2018. The applicable margin is based on the average historical excess availability under the Asset-Based Revolving Credit Facility, and is up to 1.00% with respect to base rate borrowings and up to 2.00% with respect to LIBOR borrowings, in each case with one 0.25% step down based on achievement and maintenance of a certain senior secured first lien net leverage ratio (as defined in the credit agreement governing the Asset-Based Revolving Credit Facility). The weighted average interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 3.90% at April 28, 2018. In addition, we are required to pay a commitment fee in respect of unused commitments at a rate of up to 0.375% per annum. We must also pay customary letter of credit fees and agency fees.

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

The Asset-Based Revolving Credit Facility is guaranteed by Holdings and each of our current and future direct and indirect wholly owned subsidiaries (subsidiary guarantors) other than (a) unrestricted subsidiaries, (b) certain immaterial subsidiaries, (c) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (d) certain holding companies of foreign subsidiaries, (e) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (f) any subsidiary that is prohibited by applicable law or contractual obligation from acting as a guarantor or which would require governmental approval to provide a guarantee. At April 28, 2018, the assets of non-guarantor subsidiaries, primarily (i) NMG Germany GmbH, through which we conduct the operations of MyTheresa, (ii) NMG International LLC, a holding company with respect to our foreign operations and (iii) Nancy Holdings LLC, which holds legal title to certain real property used by us in conducting our operations, aggregated $445.1 million, or 5.8% of consolidated total assets. All obligations under the Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions by substantially all of the assets of Holdings, the Company and the subsidiary guarantors.

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

As of April 28, 2018, mytheresa.com GmbH had outstanding borrowings of $9.7 million, or €7.9 million, guarantees of $1.5 million, or €1.2 million, and unused commitments of $7.2 million, or €5.9 million.

Senior Secured Term Loan Facility.  We have a credit agreement and related security and other agreements for the $2,950.0 million Senior Secured Term Loan Facility. At April 28, 2018, the outstanding balance under the Senior Secured Term Loan Facility was $2,817.6 million. The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

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

At April 28, 2018, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Credit Suisse AG (the administrative agent), (2) the federal funds effective rate plus ½ of 1.00% and (3) the adjusted one-month LIBOR plus 1.00%, or (b) an adjusted LIBOR (for a period equal to the relevant interest period, and in any event, never less than 1.00%), subject to certain adjustments, in each case plus an applicable margin. The applicable margin is up to 2.25% with respect to base rate borrowings and up to 3.25% with respect to LIBOR borrowings. The applicable margin is subject to adjustment based on our senior secured first lien net leverage ratio. The applicable margin with respect to outstanding LIBOR borrowings was 3.25% at April 28, 2018.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 5.14% at April 28, 2018.

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

The Senior Secured Term Loan Facility is guaranteed by Holdings and each of our current and future subsidiary guarantors other than (a) unrestricted subsidiaries, (b) certain immaterial subsidiaries, (c) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (d) certain holding companies of foreign subsidiaries, (e) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (f) any subsidiary that is prohibited by applicable law or contractual obligation from acting as a guarantor or which would require governmental approval to provide a guarantee. At April 28, 2018, the assets of non-guarantor subsidiaries, primarily (i) NMG Germany GmbH, through which we conduct the operations of MyTheresa, (ii) NMG International LLC, a holding company with respect to our foreign operations and (iii) Nancy Holdings LLC, which holds legal title to certain real property used by us in conducting our operations, aggregated $445.1 million, or 5.8% of consolidated total assets. All obligations under the Senior Secured Term Loan Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of Holdings, the Company and the subsidiary guarantors.

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

Cash Pay Notes.  The Company, along with Mariposa Borrower, Inc. as co-issuer, incurred indebtedness in the form of $960.0 million aggregate principal amount of 8.00% Senior Cash Pay Notes due 2021.  Interest on the Cash Pay Notes is payable semi-annually in arrears on each April 15 and October 15.  The Cash Pay Notes are guaranteed by the same entities that guarantee the Senior Secured Term Loan Facility, other than Holdings.  The Cash Pay Notes are unsecured and the guarantees are full and unconditional.  At April 28, 2018, the redemption price at which we may redeem the Cash Pay Notes, in whole or in part, as set forth in the indenture governing the Cash Pay Notes, was 104.000%. The Cash Pay Notes mature on October 15, 2021.

For a more detailed description of the Cash Pay Notes, refer to Note 8 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 29, 2017.

PIK Toggle Notes.  The Company, along with Mariposa Borrower, Inc. as co-issuer, incurred indebtedness in the form of $600.0 million aggregate principal amount of 8.75%/9.50% Senior PIK Toggle Notes due 2021. At April 28, 2018, the outstanding balance under the PIK Toggle Notes was $658.4 million. The PIK Toggle Notes are guaranteed by the same entities that guarantee the Senior Secured Term Loan Facility, other than Holdings. The PIK Toggle Notes are unsecured and the guarantees are full and unconditional. At April 28, 2018, the redemption price at which we may redeem the PIK Toggle Notes, in whole or in part, as set forth in the indenture governing the PIK Toggle Notes, was 104.375%. The PIK Toggle Notes mature on October 15, 2021.

Interest on the PIK Toggle Notes is payable semi-annually in arrears on each April 15 and October 15. Prior to October 2018,  interest on the PIK Toggle Notes, subject to certain restrictions, was payable (i) entirely in cash ("Cash Interest"), (ii) entirely by increasing the principal amount of the PIK Toggle Notes by the relevant interest payment amount ("PIK Interest"), or (iii) 50% in Cash Interest and 50% in PIK Interest. Cash Interest on the PIK Toggle Notes accrues at a rate of 8.75% per annum.  PIK Interest on the PIK Toggle Notes accrued at a rate of 9.50% per annum. Interest on the PIK Toggle Notes was paid entirely in cash for the first seven interest payments. We elected to pay the October 2017 and April 2018 interest payments in the form of PIK Interest, which resulted in the issuance of additional PIK Toggle Notes of $28.5 million in October 2017 and $29.9 million in April 2018. We did not elect to pay interest in the form of PIK Interest or partial PIK Interest with respect to the interest payment due in October 2018. All future interest payments are required to be paid in Cash Interest.

For a more detailed description of the PIK Toggle Notes, refer to Note 8 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 29, 2017.

2028 Debentures.  NMG has outstanding $125.0 million aggregate principal amount of our 7.125% Senior Debentures due 2028.  The 2028 Debentures are secured by a first lien security interest on certain collateral subject to liens granted under the Senior Secured Credit Facilities. The 2028 Debentures are guaranteed on an unsecured, senior basis by the Company.  The guarantee is full and unconditional.  At April 28, 2018, our non-guarantor subsidiaries consisted principally of (i) Bergdorf Goodman, Inc., through which we conduct the operations of our Bergdorf Goodman stores, (ii) NM Nevada Trust, which holds legal title to certain real property and intangible assets used by us in conducting our operations, (iii) NMG Germany GmbH, through which we conduct the operations of MyTheresa, (iv) NMG International LLC, a holding company with respect to our foreign operations and (v) Nancy Holdings LLC, which holds legal title to certain real property used by us in conducting our operations.  The 2028 Debentures include certain restrictive covenants and a cross-acceleration provision in respect of any other indebtedness that has an aggregate principal amount exceeding $15.0 million.  The 2028 Debentures mature on June 1, 2028.

For a more detailed description of the 2028 Debentures, refer to Note 8 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 29, 2017.

Maturities of Long-term Debt.  At April 28, 2018, annual maturities of long-term debt during the current and next five fiscal years and thereafter are as follows (in millions):

April 29, 2018 through July 28, 2018	$7.4
2019	29.4
2020	29.4
2021	2,913.4
2022	1,618.4
2023	—
Thereafter	132.5

The previous table does not reflect future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

Interest Expense, net.  The significant components of interest expense are as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017

Asset-Based Revolving Credit Facility	$1,364	$2,241	$5,160	$4,811
mytheresa.com Credit Facilities	440	2	482	45
Senior Secured Term Loan Facility	34,913	32,732	102,145	96,991
Cash Pay Notes	19,200	19,200	57,600	57,600
PIK Toggle Notes	14,846	13,310	44,135	39,560
2028 Debentures	2,227	2,227	6,680	6,680
Amortization of debt issue costs	6,121	6,125	18,359	18,389
Capitalized interest	(2,074)	(1,219)	(5,638)	(4,463)
Other, net	614	(900)	1,375	385
Interest expense, net	$77,651	$73,718	$230,298	$219,998

6. Derivative Financial Instruments

Interest Rate Swaps. At April 28, 2018, we had outstanding floating rate debt obligations of $2,985.1 million. In April and June of 2016, we entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,400.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness. These swap agreements hedge a portion of our contractual floating rate interest commitments related to our Senior Secured Term Loan Facility from December 2016 to October 2020. As a result of the April 2016 swap agreements, our effective interest rate as to $700.0 million of floating rate indebtedness will be fixed at 4.9120% from December 2016 through October 2020. As a result of the June 2016 swap agreements, our effective interest rate as to an additional $700.0 million of floating rate indebtedness will be fixed at 4.7395% from December 2016 to October 2020. The fair value of our interest rate swap agreements was a gain of $34.2 million at April 28, 2018, $3.6 million at July 29, 2017 and $7.3 million at April 29, 2017, which amounts were included in other long-term assets. The interest rate swap agreements expire in October 2020.

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

A summary of the recorded amounts related to our interest rate swaps and interest rate caps reflected in our Condensed Consolidated Statements of Operations is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017

Realized hedging loss (gain) related to interest rate swaps – included in net interest expense	$(119)	$2,015	$2,153	$2,709
Realized hedging loss related to interest rate caps – included in net interest expense	—	—	—	1,424
Total	$(119)	$2,015	$2,153	$4,133

The amount of net gains recorded in other comprehensive earnings at April 28, 2018 that is expected to be reclassified into net interest expense in the next 12 months, if interest rates remain unchanged, is approximately $9.1 million.

7. Income Taxes

Our effective income tax rates are as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017

Effective income tax rate excluding impact of Tax Reform	32.1%	29.8%	33.0%	40.2%
Impact of Tax Reform	(5.7)%	—%	432.9%	—%
Effective income tax rate	26.4%	29.8%	465.9%	40.2%

Included in the income tax benefit recognized in the third quarter of fiscal year 2018 and year-to-date fiscal 2018 is the impact of the Tax Cuts and Jobs Act ("Tax Reform"), which was signed into law on December 22, 2017. Among numerous provisions included in the Tax Reform was the reduction of the corporate federal income tax rate from 35% to 21% effective January 1, 2018. As the effective date of the Tax Reform falls five months into our fiscal year, we are subject to a blended federal statutory rate of 26.9% in fiscal year 2018. In connection with our application of the new federal statutory rate, we are measuring our long-term deferred income taxes at the new lower rate, which has resulted in provisional non-cash benefits aggregating $386.2 million in year-to-date fiscal 2018. We recognized the income tax effects of the Tax Reform in our fiscal year 2018 financial statements in accordance with Staff Accounting Bulletin No. 118 ("SAB 118"), which provides the SEC staff guidance for the application of the FASB's Accounting Standards Codification Topic 740, Income Taxes, in the reporting period in which the Tax Reform was signed into law. At April 28, 2018, we calculated the effects of the tax law change, as written, and made reasonable estimates of the effects on our deferred income tax balances. We will continue to refine our estimates as additional information, such as interpretive or regulatory guidance, becomes available on key aspects of the law, including its impact on the deductibility of purchased assets, state taxes and employee compensation.

Excluding the impact of the Tax Reform, our effective income tax rate of 32.1% on the loss for the third quarter of fiscal year 2018 exceeded the blended federal statutory rate of 26.9% due primarily to state and foreign income taxes. Our effective income tax rate of 29.8% on the loss for the third quarter of fiscal year 2017 was less than the previous federal statutory rate of 35% due primarily to:

•	adjustments to prior year recorded tax benefits upon finalization of our federal income tax return for fiscal year 2016; and

•	the non-deductible portion of transaction and other costs incurred in connection with the MyTheresa acquisition; partially offset by

•	state income taxes.

Excluding the impact of the Tax Reform, our effective income tax rate of 33.0% on the loss for year-to-date fiscal 2018 exceeded the blended federal statutory rate of 26.9% due primarily to state and foreign income taxes. Our effective income tax rate of 40.2% on the loss for year-to-date fiscal 2017 exceeded the previous federal statutory rate of 35% due primarily to:

•	state income taxes;

•	the benefit associated with the release of certain tax reserves for settled tax matters; and

•	lower foreign tax rates associated with the MyTheresa operations.

At April 28, 2018, the gross amount of unrecognized tax benefits was $1.3 million ($1.0 million of which would impact our effective tax rate, if recognized).  We classify interest and penalties as a component of income tax expense and our liability for accrued interest and penalties was $0.3 million at April 28, 2018, $0.4 million at July 29, 2017 and $0.3 million at April 29, 2017.

We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Internal Revenue Service ("IRS") finalized its audits of our fiscal year 2012 and short-year 2013 (prior to the Acquisition) federal income tax returns and is conducting an audit of our short-year 2014 (subsequent to the Acquisition) and fiscal year 2015 returns. With respect to state, local and foreign jurisdictions, with limited exceptions, we are no longer subject to income tax audits for fiscal years before 2013. We believe our recorded tax liabilities as of April 28, 2018 are sufficient to cover any potential assessments made by the IRS or other taxing authorities and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances. We believe it is reasonably possible that adjustments to the amounts of our unrecognized tax benefits could occur within the next 12 months as a result of settlements with tax authorities or expiration of statutes of limitations. At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

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

Our obligations for employee benefit plans, included in other long-term liabilities, are as follows:

(in thousands)	April 28, 2018	July 29, 2017	April 29, 2017

Pension Plan	$219,483	$240,737	$295,982
SERP Plan	110,541	112,739	119,275
Postretirement Plan	6,392	6,916	8,150
	336,416	360,392	423,407
Less: current portion	(6,679)	(7,803)	(6,553)
Long-term portion of benefit obligations	$329,737	$352,589	$416,854

Funding Policy and Status.  Our policy is to fund the Pension Plan at or above the minimum level required by law. As of April 28, 2018, we believe we will be required to contribute $25.2 million to the Pension Plan in fiscal year 2018, of which $20.0 million has been funded as of April 28, 2018. In fiscal year 2017, we were required to contribute $10.7 million to the Pension Plan.

Cost of Benefits. The components of the expenses we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017

Pension Plan:
Interest cost	$4,973	$4,870	$14,919	$14,610
Expected return on plan assets	(5,396)	(5,331)	(16,188)	(15,993)
Net amortization of losses	170	663	510	1,989
Pension Plan expense (income)	$(253)	$202	$(759)	$606

SERP Plan:
Interest cost	$844	$784	$2,532	$2,352
Net amortization of losses	—	23	—	69
SERP Plan expense	$844	$807	$2,532	$2,421

Postretirement Plan:
Interest cost	$51	$55	$153	$165
Net amortization of gains	(180)	(146)	(540)	(438)
Postretirement Plan income	$(129)	$(91)	$(387)	$(273)

Employee Vacation Benefit Liability.  Effective in fiscal year 2019, we are changing our vacation policy. Pursuant to the provisions of our new vacation policy, vacation hours earned during each fiscal year must be taken during that fiscal year. Any accrued but unused vacation is forfeited at the end of the fiscal year subject to statutory requirements in certain states precluding such forfeitures. As a result of this policy change, we expect our liability for unused vacation will be reduced by $18 to $20 million, which benefit is being recorded as a non-cash gain in fiscal year 2018 within selling, general and administrative expenses. We recorded non-cash gains of $5.3 million in the third quarter of fiscal year 2018 and $14.3 million in year-to-date fiscal 2018.

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

On April 16, 2018, the appellate court issued its decision affirming the trial court's dismissal of Ms. Tanguilig's claims. The parties reached a settlement to resolve Ms. Tanguilig's and Mr. Pinela's claims.

We recorded our currently estimable liabilities with respect to Ms. Tanguilig's employment class action litigation claims in fiscal year 2014, which amount was not material to our financial condition or results of operations.

The National Labor Relations Board ("NLRB") has been pursuing a complaint alleging that the Mandatory Arbitration Agreement’s class action prohibition violates employees’ rights to engage in concerted activity. The administrative law judge issued a recommended decision and order finding that the Company's Arbitration Agreement and class action waiver violated the National Labor Relations Act ("NLRA"), which were affirmed by the NLRB in August 2015. On August 12, 2015, we filed our petition for review of the NLRB's order with the U.S. Court of Appeals for the Fifth Circuit. This case has been stayed while another similar case has been pending before the U.S. Supreme Court, which was decided on May 21, 2018 and held that class action waivers in arbitration agreements are lawful under the NLRA and must be enforced under the Federal Arbitration Act.

On August 7, 2014, a putative class action complaint was filed against The Neiman Marcus Group LLC in Los Angeles County Superior Court by a customer, Linda Rubenstein, in connection with the Company's Last Call stores in California. Ms. Rubenstein alleges that the Company has violated various California consumer protection statutes by implementing a marketing and pricing strategy that suggests that clothing sold at Last Call stores in California was originally offered for sale at full-line Neiman Marcus stores when allegedly, it was not, and that the Company lacks adequate information to support its comparative pricing labels. In September 2014, we removed the case to the U.S. District Court for the Central District of California. After dismissing Ms. Rubenstein’s original and first amended complaint, the court dismissed her second amended complaint in its entirety in May 2015, without leave to amend, and Ms. Rubenstein appealed. In April 2017, the Court of Appeal reversed, holding that Ms. Rubenstein’s allegations were sufficient to proceed past the pleadings stage of litigation. The case has been transferred back to the district court. On September 7, 2017, the district court issued an order permitting Ms. Rubenstein to file a proposed Third Amended Complaint, which modifies the putative class period. Additionally, Ms. Rubenstein filed a motion for class certification, which was fully briefed by both parties. The parties reached an agreement in principle to settle the case, subject to court approval. A notice of settlement was filed, and the hearing on Ms. Rubenstein’s motion for class certification was vacated. On May 21, 2018, the court granted the motion for preliminary approval of the settlement and scheduled a final approval hearing for October 1, 2018.

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

On December 5, 2017, former employees Ondrea Roces and Sophia Ahmed file a putative class and representative action in California state court against The Neiman Marcus Group LLC and Neiman Marcus Group LTD LLC, seeking to certify a class of current and former sales associates for alleged failure to pay wages for all hours worked, recordkeeping and wage statement violations, and failure to timely pay wages due at termination. Plaintiffs also allege derivative claims for restitution under California unfair competition law and a representative claim for penalties under PAGA, and all related damages for alleged violations

(restitution, statutory penalties under PAGA, and attorneys' fees, interest and costs of suit). The Company removed the action to the U.S. District Court for the Northern District of California on January 10, 2018. In February 2018, the court granted the parties' joint stipulation to stay this case pending completion of settlement proceedings in Attia. In April 2018, the court maintained the stay pending resolution of the motion for preliminary approval of the Attia settlement and set a compliance hearing for July 13, 2018, which may be vacated if the parties file a status report in advance of the hearing date.

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

On October 27, 2017, a putative class action complaint was filed against Neiman Marcus Group, Inc., The Neiman Marcus Group LLC, and Bergdorf Goodman, Inc. in the U.S. District Court for the Southern District of New York by Victor Lopez, an allegedly visually-impaired and legally blind individual, in connection with his visits to Bergdorf Goodman, Inc.’s website. Mr. Lopez alleges, on behalf of himself and those similarly situated, that Bergdorf Goodman, Inc.’s website is not fully and equally accessible to legally blind individuals, resulting in denial of access to the equal enjoyment of goods and services, in violation of the Americans with Disabilities Act and the New York State and City Human Rights Laws. The defendant Companies have filed a joint answer denying the claims.

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

Other.  We had $1.8 million of irrevocable letters of credit and $3.4 million in surety bonds outstanding at April 28, 2018, relating primarily to merchandise imports and state sales tax and utility requirements.

10. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss by component (amounts are recorded net of related income taxes):

(in thousands)	Foreign Currency Translation Adjustments	Unrealized Gains on Financial Instruments	Unfunded Benefit Obligations	Total

Balance, July 29, 2017	$(11,600)	$3,394	$(55,225)	$(63,431)
Other comprehensive earnings	6,154	3,129	360	9,643
Amounts reclassified from accumulated other comprehensive loss	—	754	—	754
Balance, October 28, 2017	$(5,446)	$7,277	$(54,865)	$(53,034)
Other comprehensive earnings (loss)	4,567	9,449	(6)	14,010
Amounts reclassified from accumulated other comprehensive loss	—	645	—	645
Balance, January 27, 2018	$(879)	$17,371	$(54,871)	$(38,379)
Other comprehensive earnings (loss)	5,377	4,652	(7)	10,022
Amounts reclassified from accumulated other comprehensive loss	—	(81)	—	(81)
Balance, April 28, 2018	$4,498	$21,942	$(54,878)	$(28,438)

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

Accounting for Stock Options. Prior to an initial public offering ("IPO"), in the event the optionee ceases to be an employee of the Company, Parent generally has the right to repurchase shares issued upon exercise of vested stock options at fair market value and shares underlying vested unexercised stock options for the difference between the fair market value of the underlying share on the date of such optionee's termination of employment and the exercise price. However, other than with respect to the Co-Invest Options and options held by our current and former Chief Executive Officers, if the optionee voluntarily leaves the Company without good reason (as defined in the incentive plans) or is terminated for cause, the repurchase price is the lesser of the exercise price of such options or the fair value of such awards at the employee termination date. For certain optionees, in the event of the retirement of the optionee, the repurchase price is the fair value at the retirement date. Parent's repurchase rights expire upon completion of an IPO, including with respect to the Co-Invest Options.

We currently account for stock options issued to certain optionees who will become retirement eligible prior to the expiration of their stock options and certain options held by our former Chief Executive Officer ("Eligible Optionees") as variable awards using the liability method as these optionees could receive a cash settlement of their awards should Parent exercise its repurchase rights with respect to such shares. Under the liability method, we recognize the estimated liability for option awards held by Eligible Optionees over the vesting periods of such awards. In periods in which the estimated fair value of our equity increases, we increase our stock compensation liability. Conversely, in periods in which the estimated fair value of our equity decreases, we reduce our stock compensation liability. These increases/decreases are recorded as stock compensation expense and are included in selling, general and administrative expenses. With respect to time-vested options held by non-Eligible Optionees, such options are effectively forfeited should the optionee voluntarily leave the Company without good reason or be terminated for cause prior to an IPO. As a result, we currently record no expense or liability with respect to such options. With respect to performance-vested options, such options are effectively forfeited should the optionee voluntarily leave the Company without good reason or be terminated for cause prior to achievement of the performance condition. As a result, we currently record no expense or liability with respect to such options.

At April 28, 2018, an aggregate of 49,676 Co-Invest Options and time-vested options were held by Eligible Optionees. The recorded liability with respect to such options was $5.6 million at April 28, 2018, $0.2 million at July 29, 2017 and $1.5 million at April 29, 2017.

The following table sets forth certain summary information with respect to our stock options for the periods indicated:

	Thirty-nine weeks ended April 28, 2018
(in actuals)	Shares	Weighted Average Exercise Price
Outstanding at July 29, 2017	196,416	$854
Granted	79,706	494
Exercised	(974)	180
Cancelled	(40,406)	467
Forfeited	(59,777)	987
Expired	(2,274)	346
Outstanding at April 28, 2018	172,691	$589

Restricted Stock. In the first quarter of fiscal year 2017, Parent approved grants of 26,954 restricted shares of common stock of Parent to certain executive officers and management employees. Subject to continued employment, shares of restricted stock will vest over three or four years in equal increments on each anniversary of December 1, 2016. Each year beginning in calendar 2017, subject to certain limitations, each recipient will have the ability to require Parent to acquire his or her vested shares (the "put right") during the 14-day period following the release of the Company's earnings in respect of its first fiscal quarter (such period, the "put period") for a purchase price equal to the fair market value of Parent's common stock at the beginning of the put period. Except as described below with respect to our current and former Chief Executive Officers, a recipient will forfeit all unvested shares of restricted stock and may not exercise the put right with respect to any vested shares following the termination of his or her employment for any reason. Following a voluntary departure without good reason or a termination for cause, we have the right to repurchase any vested shares of restricted stock at par value ($0.001 per share).

In connection with the hire of our Chief Executive Officer, Parent approved a grant of 8,000 restricted shares of common stock of Parent. Subject to his continued employment, shares of restricted stock will vest over four years in equal increments on each anniversary of February 12, 2018. If Parent’s majority stockholders sell a percentage of their stock in Parent, subject to certain limitations, our Chief Executive Officer will have a put right with respect to an equal percentage of his total shares (or, if less, the number of his vested shares) during the put period for a purchase price equal to the fair market value of Parent's common stock at the beginning of the put period. Our Chief Executive Officer will forfeit all unvested shares of restricted stock upon his termination of employment. Our Chief Executive Officer will have the ability to exercise the put right with respect to vested shares in the first put period following his termination by the Company without cause, his voluntary termination for good reason or his termination due to the Company not renewing his employment agreement. Following a termination for cause, we have the right to repurchase any vested shares of restricted stock at par value ($0.001 per share).

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

At April 28, 2018, 16,473 shares of unvested restricted common stock were outstanding. The recorded liability with respect to such shares was $0.5 million at April 28, 2018, $1.2 million at July 29, 2017 and $1.7 million at April 29, 2017.

	Thirty-nine weeks ended April 28, 2018
(in actuals)	Unvested Shares	Weighted Average Grant Date Fair Value
Outstanding at July 29, 2017	21,355	$768
Granted	8,000	268
Vested	(6,349)	768
Forfeited	(6,533)	768
Outstanding at April 28, 2018	16,473	$525

Stock Compensation Expense. The following table summarizes our stock-based compensation expense:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017

Stock compensation expense (benefit):
Stock options	$57	$(635)	$5,461	$(958)
Restricted stock	664	840	1,152	1,680
Total	$721	$205	$6,613	$722

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

13. Other Expenses

Other expenses consists of the following components:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017

Expenses incurred in connection with strategic initiatives	$8,873	$8,309	$10,683	$17,011
Expenses related to store closures	1,328	15	9,248	1,510
Expenses related to Cyber-Attack, net of insurance recoveries	—	—	1,100	—
MyTheresa acquisition costs	—	2,584	—	3,286
Other expenses	648	—	5,272	1,130
Total	$10,849	$10,908	$26,303	$22,937

We incurred professional fees and other costs aggregating $8.9 million in the third quarter of fiscal year 2018, $8.3 million in the third quarter of fiscal year 2017, $10.7 million in year-to-date fiscal 2018 and 17.0 million in year-to-date fiscal 2017 in connection with the review of our resources and organizational processes, implementation of our integrated merchandising and distribution system and the evaluation of potential strategic alternatives. In connection with the review of our resources and organizational processes, we eliminated approximately 90 positions in the first quarter of fiscal year 2017 across our stores, divisions and facilities.

During fiscal year 2017, we began a process to assess our Last Call footprint and closed four of our Last Call stores. During the second quarter of fiscal year 2018, we closed 11 additional Last Call stores in order to optimize our Last Call store portfolio. We incurred expenses related to these store closures, which primarily consisted of severance and store closing costs, of $1.3 million in the third quarter of fiscal year 2018, $9.2 million in year-to-date fiscal 2018 and $1.5 million in year-to-date fiscal 2017.

We discovered in January 2014 that malicious software was clandestinely installed on our computer systems (the "Cyber-Attack"). During year-to-date fiscal 2018, we incurred legal expenses in connection with the Cyber-Attack of $1.1 million.

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. Acquisition costs of $2.6 million in the third quarter of fiscal year 2017 and $3.3 million in year-to-date fiscal 2017 consisted primarily of professional fees as well as adjustments of our earn-out obligations to estimated fair value at each reporting date.

In connection with the retirement of our former Chief Executive Officer and President, we incurred certain charges primarily related to lump sum compensation payable as a consequence of her retirement of approximately $5.3 million in year-to-date fiscal 2018.

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

	April 28, 2018
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$32,750	$1,485	$4,616	$—	$38,851
Credit card receivables	—	48,445	—	4,154	—	52,599
Merchandise inventories	—	911,212	154,401	114,528	—	1,180,141
Other current assets	—	100,358	8,324	3,320	(586)	111,416
Total current assets	—	1,092,765	164,210	126,618	(586)	1,383,007
Property and equipment, net	—	1,321,846	140,882	103,813	—	1,566,541
Intangible assets, net	—	471,940	2,214,790	76,879	—	2,763,609
Goodwill	—	1,338,843	414,402	137,817	—	1,891,062
Other long-term assets	—	43,749	1,252	—	—	45,001
Investments in subsidiaries	829,386	3,213,024	—	—	(4,042,410)	—
Total assets	$829,386	$7,482,167	$2,935,536	$445,127	$(4,042,996)	$7,649,220
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$275,774	$—	$17,135	$—	$292,909
Accrued liabilities	—	387,862	80,382	36,200	(586)	503,858
Current portion of long-term debt	—	29,426	—	—	—	29,426
Total current liabilities	—	693,062	80,382	53,335	(586)	826,193
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,627,839	—	9,731	—	4,637,570
Deferred income taxes	—	733,024	—	17,470	—	750,494
Other long-term liabilities	—	598,856	7,421	(700)	—	605,577
Total long-term liabilities	—	5,959,719	7,421	26,501	—	5,993,641
Total member equity	829,386	829,386	2,847,733	365,291	(4,042,410)	829,386
Total liabilities and member equity	$829,386	$7,482,167	$2,935,536	$445,127	$(4,042,996)	$7,649,220

	July 29, 2017
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$28,301	$649	$20,289	$—	$49,239
Credit card receivables	—	35,091	—	3,745	—	38,836
Merchandise inventories	—	915,910	151,193	86,554	—	1,153,657
Other current assets	—	135,174	9,956	1,896	(587)	146,439
Total current assets	—	1,114,476	161,798	112,484	(587)	1,388,171
Property and equipment, net	—	1,333,487	149,932	103,542	—	1,586,961
Intangible assets, net	—	509,757	2,249,290	72,369	—	2,831,416
Goodwill	—	1,338,844	414,402	127,648	—	1,880,894
Other long-term assets	—	14,384	1,690	—	—	16,074
Investments in subsidiaries	466,652	3,239,816	—	—	(3,706,468)	—
Total assets	$466,652	$7,550,764	$2,977,112	$416,043	$(3,707,055)	$7,703,516
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$288,079	$—	$28,751	$—	$316,830
Accrued liabilities	—	350,773	74,832	31,919	(587)	456,937
Current portion of long-term debt	—	29,426	—	—	—	29,426
Total current liabilities	—	668,278	74,832	60,670	(587)	803,193
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,675,540	—	—	—	4,675,540
Deferred income taxes	—	1,144,022	—	12,811	—	1,156,833
Other long-term liabilities	—	596,272	5,379	(353)	—	601,298
Total long-term liabilities	—	6,415,834	5,379	12,458	—	6,433,671
Total member equity	466,652	466,652	2,896,901	342,915	(3,706,468)	466,652
Total liabilities and member equity	$466,652	$7,550,764	$2,977,112	$416,043	$(3,707,055)	$7,703,516

	April 29, 2017
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$41,700	$924	$10,991	$—	$53,615
Credit card receivables	—	47,801	—	880	—	48,681
Merchandise inventories	—	978,201	181,474	71,535	—	1,231,210
Other current assets		152,214	7,557	3,595	(1,021)	162,345
Total current assets	—	1,219,916	189,955	87,001	(1,021)	1,495,851
Property and equipment, net	—	1,345,614	151,787	103,358	—	1,600,759
Intangible assets, net	—	522,952	2,420,493	68,211	—	3,011,656
Goodwill	—	1,412,147	537,263	119,672	—	2,069,082
Other long-term assets	—	18,461	1,837	—	—	20,298
Investments in subsidiaries	786,919	3,549,644	—	—	(4,336,563)	—
Total assets	$786,919	$8,068,734	$3,301,335	$378,242	$(4,337,584)	$8,197,646
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$202,716	$—	$10,993	$—	$213,709
Accrued liabilities	—	336,864	77,992	27,347	(1,021)	441,182
Current portion of long-term debt	—	29,426	—	—	—	29,426
Total current liabilities	—	569,006	77,992	38,340	(1,021)	684,317
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,849,225	—	—	—	4,849,225
Deferred income taxes	—	1,234,045	—	8,473	—	1,242,518
Other long-term liabilities	—	629,539	5,361	(233)	—	634,667
Total long-term liabilities	—	6,712,809	5,361	8,240	—	6,726,410
Total member equity	786,919	786,919	3,217,982	331,662	(4,336,563)	786,919
Total liabilities and member equity	$786,919	$8,068,734	$3,301,335	$378,242	$(4,337,584)	$8,197,646

	Thirteen weeks ended April 28, 2018
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$886,494	$180,132	$98,458	$—	$1,165,084
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	568,633	119,268	68,470	—	756,371
Selling, general and administrative expenses (excluding depreciation)	—	220,440	32,370	27,876	—	280,686
Income from credit card program	—	(9,749)	(1,217)	—	—	(10,966)
Depreciation expense	—	47,021	4,174	1,993	—	53,188
Amortization of intangible assets and favorable lease commitments	—	12,416	11,468	418	—	24,302
Other expenses (income)	—	10,849	—	—	—	10,849
Operating earnings (loss)	—	36,884	14,069	(299)	—	50,654
Interest expense (income), net	—	77,284	—	367	—	77,651
Intercompany royalty charges (income)	—	43,638	(43,638)	—	—	—
Equity in loss (earnings) of subsidiaries	19,881	(57,910)	—	—	38,029	—
Earnings (loss) before income taxes	(19,881)	(26,128)	57,707	(666)	(38,029)	(26,997)
Income tax expense (benefit)	—	(6,247)	—	(869)	—	(7,116)
Net earnings (loss)	$(19,881)	$(19,881)	$57,707	$203	$(38,029)	$(19,881)
Total other comprehensive earnings (loss), net of tax	9,941	4,564	—	5,377	(9,941)	9,941
Total comprehensive earnings (loss)	$(9,940)	$(15,317)	$57,707	$5,580	$(47,970)	$(9,940)

	Thirteen weeks ended April 29, 2017
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$872,880	$168,430	$70,125	$—	$1,111,435
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	574,929	109,267	46,347	—	730,543
Selling, general and administrative expenses (excluding depreciation)	—	215,561	30,277	19,728	—	265,566
Income from credit card program	—	(13,788)	(1,265)	—	—	(15,053)
Depreciation expense	—	51,134	3,793	767	—	55,694
Amortization of intangible assets and favorable lease commitments	—	13,578	11,564	363	—	25,505
Other expenses (income)	—	8,535	—	2,373	—	10,908
Operating earnings (loss)	—	22,931	14,794	547	—	38,272
Interest expense (income), net	—	73,761	—	(43)	—	73,718
Intercompany royalty charges (income)	—	36,646	(36,646)	—	—	—
Equity in loss (earnings) of subsidiaries	24,874	(52,145)	—	—	27,271	—
Earnings (loss) before income taxes	(24,874)	(35,331)	51,440	590	(27,271)	(35,446)
Income tax expense (benefit)	—	(10,457)	—	(115)	—	(10,572)
Net earnings (loss)	$(24,874)	$(24,874)	$51,440	$705	$(27,271)	$(24,874)
Total other comprehensive earnings (loss), net of tax	1,734	(311)	—	2,045	(1,734)	1,734
Total comprehensive earnings (loss)	$(23,140)	$(25,185)	$51,440	$2,750	$(29,005)	$(23,140)

	Thirty-nine weeks ended April 28, 2018
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,914,261	$591,981	$261,259	$—	$3,767,501
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,935,327	395,859	172,128	—	2,503,314
Selling, general and administrative expenses (excluding depreciation)	—	719,785	104,143	74,397	—	898,325
Income from credit card program	—	(32,901)	(3,994)	—	—	(36,895)
Depreciation expense	—	143,547	12,329	5,968	—	161,844
Amortization of intangible assets and favorable lease commitments	—	37,817	34,500	1,218	—	73,535
Other expenses (income)	—	26,303	—	—	—	26,303
Operating earnings (loss)	—	84,383	49,144	7,548	—	141,075
Interest expense, net	—	230,036	—	262	—	230,298
Intercompany royalty charges (income)	—	132,435	(132,435)	—	—	—
Equity in loss (earnings) of subsidiaries	(326,434)	(188,971)	—	—	515,405	—
Earnings (loss) before income taxes	326,434	(89,117)	181,579	7,286	(515,405)	(89,223)
Income tax expense (benefit)	—	(415,551)	—	(106)	—	(415,657)
Net earnings (loss)	$326,434	$326,434	$181,579	$7,392	$(515,405)	$326,434
Total other comprehensive earnings (loss), net of tax	34,993	18,895	—	16,098	(34,993)	34,993
Total comprehensive earnings (loss)	$361,427	$345,329	$181,579	$23,490	$(550,398)	$361,427

	Thirty-nine weeks ended April 29, 2017
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,840,506	$555,092	$190,520	$—	$3,586,118
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,914,889	375,186	122,828	—	2,412,903
Selling, general and administrative expenses (excluding depreciation)	—	696,407	99,779	53,694	—	849,880
Income from credit card program	—	(41,461)	(4,010)	—	—	(45,471)
Depreciation expense	—	156,215	12,238	1,338	—	169,791
Amortization of intangible assets and favorable lease commitments	—	41,653	34,815	2,638	—	79,106
Other expenses (income)	—	21,222	—	1,715	—	22,937
Impairment charges	—	153,772	—	—	—	153,772
Operating earnings (loss)	—	(102,191)	37,084	8,307	—	(56,800)
Interest expense, net	—	219,830	—	168	—	219,998
Intercompany royalty charges (income)	—	113,090	(113,090)	—	—	—
Equity in loss (earnings) of subsidiaries	165,456	(157,614)	—	—	(7,842)	—
Earnings (loss) before income taxes	(165,456)	(277,497)	150,174	8,139	7,842	(276,798)
Income tax expense (benefit)	—	(112,041)	—	699	—	(111,342)
Net earnings (loss)	$(165,456)	$(165,456)	$150,174	$7,440	$7,842	$(165,456)
Total other comprehensive earnings (loss), net of tax	6,374	10,408	—	(4,034)	(6,374)	6,374
Total comprehensive earnings (loss)	$(159,082)	$(155,048)	$150,174	$3,406	$1,468	$(159,082)

	Thirty-nine weeks ended April 28, 2018
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$326,434	$326,434	$181,579	$7,392	$(515,405)	$326,434
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	199,723	46,829	7,186	—	253,738
Deferred income taxes	—	(418,182)	—	(429)	—	(418,611)
Payment-in-kind interest	—	41,755	—	—	—	41,755
Other	—	(358)	2,480	(142)	—	1,980
Intercompany royalty income payable (receivable)	—	132,435	(132,435)	—	—	—
Equity in loss (earnings) of subsidiaries	(326,434)	(188,971)	—	—	515,405	—
Changes in operating assets and liabilities, net	—	135,481	(93,541)	(34,471)	—	7,469
Net cash provided by (used for) operating activities	—	228,317	4,912	(20,464)	—	212,765
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	—	(100,200)	(4,076)	(5,478)	—	(109,754)
Net cash provided by (used for) investing activities	—	(100,200)	(4,076)	(5,478)	—	(109,754)
CASH FLOWS - FINANCING ACTIVITIES
Borrowings under revolving credit facilities	—	725,000	—	37,665	—	762,665
Repayment of borrowings	—	(848,070)	—	(28,019)	—	(876,089)
Repurchase of stock	—	(266)	—	—	—	(266)
Shares withheld for remittance of employee taxes	—	(332)	—	—	—	(332)
Net cash provided by (used for) financing activities	—	(123,668)	—	9,646	—	(114,022)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	623	—	623
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	4,449	836	(15,673)	—	(10,388)
Beginning balance	—	28,301	649	20,289	—	49,239
Ending balance	$—	$32,750	$1,485	$4,616	$—	$38,851

	Thirty-nine weeks ended April 29, 2017
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$(165,456)	$(165,456)	$150,174	$7,440	$7,842	$(165,456)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	216,257	47,053	3,976	—	267,286
Impairment charges	—	153,772	—	—	—	153,772
Deferred income taxes	—	(97,690)	—	(2,190)	—	(99,880)
Payment-in-kind interest	—	2,349	—	—	—	2,349
Other	—	(2,251)	2,235	3,623	—	3,607
Intercompany royalty income payable (receivable)	—	113,090	(113,090)	—	—	—
Equity in loss (earnings) of subsidiaries	165,456	(157,614)	—	—	(7,842)	—
Changes in operating assets and liabilities, net	—	(139,652)	(63,739)	(25,547)	—	(228,938)
Net cash provided by (used for) operating activities	—	(77,195)	22,633	(12,698)	—	(67,260)
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	—	(136,425)	(22,645)	(5,294)	—	(164,364)
Investment in subsidiaries	—	(27,042)	—	27,042	—	—
Net cash provided by (used for) investing activities	—	(163,467)	(22,645)	21,748	—	(164,364)
CASH FLOWS - FINANCING ACTIVITIES
Borrowings under revolving credit facilities	—	730,000	—	—	—	730,000
Repayment of borrowings	—	(482,070)		—	—	(482,070)
Payment of contingent earn-out obligation	—	—	—	(22,857)	—	(22,857)
Debt issuance costs paid	—	(5,359)	—	—	—	(5,359)
Net cash provided (used for) by financing activities	—	242,571	—	(22,857)	—	219,714
Effect of exchange rate changes on cash and cash equivalents	—	—	—	3,682	—	3,682
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	1,909	(12)	(10,125)	—	(8,228)
Beginning balance	—	39,791	936	21,116	—	61,843
Ending balance	$—	$41,700	$924	$10,991	$—	$53,615

Results of Operations and Financial Condition of Unrestricted Subsidiaries. On March 10, 2017, the Board of Directors of Parent designated certain of our subsidiaries as “unrestricted subsidiaries” for purposes of the indenture governing the Cash Pay Notes and the indenture governing the PIK Toggle Notes. These subsidiaries were previously or simultaneously designated as "unrestricted subsidiaries" under the Asset-Based Revolving Credit Facility and the Senior Secured Term Loan Facility. At April 28, 2018, the unrestricted subsidiaries consisted primarily of (i) NMG Germany GmbH, through which we conduct the operations of MyTheresa and (ii) Nancy Holdings LLC, which holds legal title to certain real property located in McLean, Virginia, San Antonio, Texas and Longview, Texas used by us in conducting our operations.

Pursuant to the terms of the indentures governing the Cash Pay Notes and the PIK Toggle Notes, we are presenting the following financial information with respect to the unrestricted subsidiaries separate from the Company and its restricted subsidiaries. The unrestricted subsidiary Nancy Holdings LLC had no assets or operations prior to March 10, 2017. The financial information of NMG Germany GmbH for the thirteen weeks ended April 29, 2017 was substantially the same as the financial information presented for “Non-Guarantor Subsidiaries” for such period included in the tables above in this Note 14. The difference in net earnings (loss) of the unrestricted subsidiaries for the thirteen weeks and thirty-nine weeks ended April 28, 2018 compared to the net earnings (loss) of the non-guarantor subsidiaries for such period, as presented in the tables above in this Note 14, consisted primarily of a net interest income of approximately $1.5 million per fiscal quarter associated with an intercompany note payable by the MyTheresa unrestricted subsidiaries and held by NMG International LLC, which is a non-guarantor restricted subsidiary.

This information may not necessarily be indicative of the financial condition and results of operations of the unrestricted subsidiaries had they operated as independent entities during the periods presented.

Information with respect to the unrestricted subsidiaries with respect to the Cash Pay Notes and PIK Toggle Notes is as follows:

(in thousands)	April 28, 2018	July 29, 2017	April 29, 2017

Total assets	$445,059	$415,974	$378,173
Net assets	155,495	137,661	127,839

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017

Revenues	$98,458	$70,125	$261,259	$190,520
Net earnings (loss)	(1,289)	(710)	2,850	3,147

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

	April 28, 2018
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$32,750	$6,101	$—	$38,851
Credit card receivables	—	48,445	4,154	—	52,599
Merchandise inventories	—	911,212	268,929	—	1,180,141
Other current assets	—	100,358	11,644	(586)	111,416
Total current assets	—	1,092,765	290,828	(586)	1,383,007
Property and equipment, net	—	1,321,846	244,695	—	1,566,541
Intangible assets, net	—	471,940	2,291,669	—	2,763,609
Goodwill	—	1,338,843	552,219	—	1,891,062
Other long-term assets	—	43,749	1,252	—	45,001
Investments in subsidiaries	829,386	3,213,024	—	(4,042,410)	—
Total assets	$829,386	$7,482,167	$3,380,663	$(4,042,996)	$7,649,220
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$275,774	$17,135	$—	$292,909
Accrued liabilities	—	387,862	116,582	(586)	503,858
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	693,062	133,717	(586)	826,193
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,627,839	9,731	—	4,637,570
Deferred income taxes	—	733,024	17,470	—	750,494
Other long-term liabilities	—	598,856	6,721	—	605,577
Total long-term liabilities	—	5,959,719	33,922	—	5,993,641
Total member equity	829,386	829,386	3,213,024	(4,042,410)	829,386
Total liabilities and member equity	$829,386	$7,482,167	$3,380,663	$(4,042,996)	$7,649,220

	July 29, 2017
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$28,301	$20,938	$—	$49,239
Credit card receivables	—	35,091	3,745	—	38,836
Merchandise inventories	—	915,910	237,747	—	1,153,657
Other current assets	—	135,174	11,852	(587)	146,439
Total current assets	—	1,114,476	274,282	(587)	1,388,171
Property and equipment, net	—	1,333,487	253,474	—	1,586,961
Intangible assets, net	—	509,757	2,321,659	—	2,831,416
Goodwill	—	1,338,844	542,050	—	1,880,894
Other long-term assets	—	14,384	1,690	—	16,074
Investments in subsidiaries	466,652	3,239,816	—	(3,706,468)	—
Total assets	$466,652	$7,550,764	$3,393,155	$(3,707,055)	$7,703,516
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$288,079	$28,751	$—	$316,830
Accrued liabilities	—	350,773	106,751	(587)	456,937
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	668,278	135,502	(587)	803,193
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,675,540	—	—	4,675,540
Deferred income taxes	—	1,144,022	12,811	—	1,156,833
Other long-term liabilities	—	596,272	5,026	—	601,298
Total long-term liabilities	—	6,415,834	17,837	—	6,433,671
Total member equity	466,652	466,652	3,239,816	(3,706,468)	466,652
Total liabilities and member equity	$466,652	$7,550,764	$3,393,155	$(3,707,055)	$7,703,516

	April 29, 2017
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$41,700	$11,915	$—	$53,615
Credit card receivables	—	47,801	880	—	48,681
Merchandise inventories	—	978,201	253,009	—	1,231,210
Other current assets	—	152,214	11,152	(1,021)	162,345
Total current assets	—	1,219,916	276,956	(1,021)	1,495,851
Property and equipment, net	—	1,345,614	255,145	—	1,600,759
Intangible assets, net	—	522,952	2,488,704	—	3,011,656
Goodwill	—	1,412,147	656,935	—	2,069,082
Other long-term assets	—	18,461	1,837	—	20,298
Investments in subsidiaries	786,919	3,549,644	—	(4,336,563)	—
Total assets	$786,919	$8,068,734	$3,679,577	$(4,337,584)	$8,197,646
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$202,716	$10,993	$—	$213,709
Accrued liabilities	—	336,864	105,339	(1,021)	441,182
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	569,006	116,332	(1,021)	684,317
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,849,225	—	—	4,849,225
Deferred income taxes	—	1,234,045	8,473	—	1,242,518
Other long-term liabilities	—	629,539	5,128	—	634,667
Total long-term liabilities	—	6,712,809	13,601	—	6,726,410
Total member equity	786,919	786,919	3,549,644	(4,336,563)	786,919
Total liabilities and member equity	$786,919	$8,068,734	$3,679,577	$(4,337,584)	$8,197,646

	Thirteen weeks ended April 28, 2018
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$886,494	$278,590	$—	$1,165,084
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	568,633	187,738	—	756,371
Selling, general and administrative expenses (excluding depreciation)	—	220,440	60,246	—	280,686
Income from credit card program	—	(9,749)	(1,217)	—	(10,966)
Depreciation expense	—	47,021	6,167	—	53,188
Amortization of intangible assets and favorable lease commitments	—	12,416	11,886	—	24,302
Other expenses (income)	—	10,849	—	—	10,849
Operating earnings (loss)	—	36,884	13,770	—	50,654
Interest expense (income), net	—	77,284	367	—	77,651
Intercompany royalty charges (income)	—	43,638	(43,638)	—	—
Equity in loss (earnings) of subsidiaries	19,881	(57,910)	—	38,029	—
Earnings (loss) before income taxes	(19,881)	(26,128)	57,041	(38,029)	(26,997)
Income tax expense (benefit)	—	(6,247)	(869)	—	(7,116)
Net earnings (loss)	$(19,881)	$(19,881)	$57,910	$(38,029)	$(19,881)
Total other comprehensive earnings (loss), net of tax	9,941	4,564	5,377	(9,941)	9,941
Total comprehensive earnings (loss)	$(9,940)	$(15,317)	$63,287	$(47,970)	$(9,940)

	Thirteen weeks ended April 29, 2017
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$872,880	$238,555	$—	$1,111,435
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	574,929	155,614	—	730,543
Selling, general and administrative expenses (excluding depreciation)	—	215,561	50,005	—	265,566
Income from credit card program	—	(13,788)	(1,265)	—	(15,053)
Depreciation expense	—	51,134	4,560	—	55,694
Amortization of intangible assets and favorable lease commitments	—	13,578	11,927	—	25,505
Other expenses (income)	—	8,535	2,373	—	10,908
Operating earnings (loss)	—	22,931	15,341	—	38,272
Interest expense (income), net	—	73,761	(43)	—	73,718
Intercompany royalty charges (income)	—	36,646	(36,646)	—	—
Equity in loss (earnings) of subsidiaries	24,874	(52,145)	—	27,271	—
Earnings (loss) before income taxes	(24,874)	(35,331)	52,030	(27,271)	(35,446)
Income tax expense (benefit)	—	(10,457)	(115)	—	(10,572)
Net earnings (loss)	$(24,874)	$(24,874)	$52,145	$(27,271)	$(24,874)
Total other comprehensive earnings (loss), net of tax	1,734	(311)	2,045	(1,734)	1,734
Total comprehensive earnings (loss)	$(23,140)	$(25,185)	$54,190	$(29,005)	$(23,140)

	Thirty-nine weeks ended April 28, 2018
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,914,261	$853,240	$—	$3,767,501
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,935,327	567,987	—	2,503,314
Selling, general and administrative expenses (excluding depreciation)	—	719,785	178,540	—	898,325
Income from credit card program	—	(32,901)	(3,994)	—	(36,895)
Depreciation expense	—	143,547	18,297	—	161,844
Amortization of intangible assets and favorable lease commitments	—	37,817	35,718	—	73,535
Other expenses (income)	—	26,303	—	—	26,303
Operating earnings (loss)	—	84,383	56,692	—	141,075
Interest expense, net	—	230,036	262	—	230,298
Intercompany royalty charges (income)	—	132,435	(132,435)	—	—
Equity in loss (earnings) of subsidiaries	(326,434)	(188,971)	—	515,405	—
Earnings (loss) before income taxes	326,434	(89,117)	188,865	(515,405)	(89,223)
Income tax expense (benefit)	—	(415,551)	(106)	—	(415,657)
Net earnings (loss)	$326,434	$326,434	$188,971	$(515,405)	$326,434
Total other comprehensive earnings (loss), net of tax	34,993	18,895	16,098	(34,993)	34,993
Total comprehensive earnings (loss)	$361,427	$345,329	$205,069	$(550,398)	$361,427

	Thirty-nine weeks ended April 29, 2017
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,840,506	$745,612	$—	$3,586,118
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,914,889	498,014	—	2,412,903
Selling, general and administrative expenses (excluding depreciation)	—	696,407	153,473	—	849,880
Income from credit card program	—	(41,461)	(4,010)	—	(45,471)
Depreciation expense	—	156,215	13,576	—	169,791
Amortization of intangible assets and favorable lease commitments	—	41,653	37,453	—	79,106
Other expenses (income)	—	21,222	1,715	—	22,937
Impairment charges	—	153,772	—	—	153,772
Operating earnings (loss)	—	(102,191)	45,391	—	(56,800)
Interest expense, net	—	219,830	168	—	219,998
Intercompany royalty charges (income)	—	113,090	(113,090)	—	—
Equity in loss (earnings) of subsidiaries	165,456	(157,614)	—	(7,842)	—
Earnings (loss) before income taxes	(165,456)	(277,497)	158,313	7,842	(276,798)
Income tax expense (benefit)	—	(112,041)	699	—	(111,342)
Net earnings (loss)	$(165,456)	$(165,456)	$157,614	$7,842	$(165,456)
Total other comprehensive earnings (loss), net of tax	6,374	10,408	(4,034)	(6,374)	6,374
Total comprehensive earnings (loss)	$(159,082)	$(155,048)	$153,580	$1,468	$(159,082)

	Thirty-nine weeks ended April 28, 2018
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$326,434	$326,434	$188,971	$(515,405)	$326,434
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	199,723	54,015	—	253,738
Deferred income taxes		(418,182)	(429)	—	(418,611)
Payment-in-kind interest	—	41,755	—	—	41,755
Other	—	(358)	2,338	—	1,980
Intercompany royalty income payable (receivable)	—	132,435	(132,435)	—	—
Equity in loss (earnings) of subsidiaries	(326,434)	(188,971)	—	515,405	—
Changes in operating assets and liabilities, net	—	135,481	(128,012)		7,469
Net cash provided by (used for) operating activities	—	228,317	(15,552)	—	212,765
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(100,200)	(9,554)	—	(109,754)
Net cash provided by (used for) investing activities	—	(100,200)	(9,554)	—	(109,754)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under revolving credit facilities	—	725,000	37,665	—	762,665
Repayment of borrowings	—	(848,070)	(28,019)	—	(876,089)
Repurchase of stock	—	(266)	—	—	(266)
Shares withheld for remittance of employee taxes	—	(332)	—	—	(332)
Net cash provided by (used for) financing activities	—	(123,668)	9,646	—	(114,022)
Effect of exchange rate changes on cash and cash equivalents	—	—	623	—	623
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	4,449	(14,837)	—	(10,388)
Beginning balance	—	28,301	20,938	—	49,239
Ending balance	$—	$32,750	$6,101	$—	$38,851

	Thirty-nine weeks ended April 29, 2017
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$(165,456)	$(165,456)	$157,614	$7,842	$(165,456)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	216,257	51,029	—	267,286
Impairment charges	—	153,772	—	—	153,772
Deferred income taxes	—	(97,690)	(2,190)	—	(99,880)
Payment-in-kind interest	—	2,349	—	—	2,349
Other	—	(2,251)	5,858	—	3,607
Intercompany royalty income payable (receivable)	—	113,090	(113,090)	—	—
Equity in loss (earnings) of subsidiaries	165,456	(157,614)	—	(7,842)	—
Changes in operating assets and liabilities, net	—	(139,652)	(89,286)	—	(228,938)
Net cash provided by (used for) operating activities	—	(77,195)	9,935	—	(67,260)
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(136,425)	(27,939)	—	(164,364)
Investment in subsidiaries	—	(27,042)	27,042	—	—
Net cash provided by (used for) investing activities	—	(163,467)	(897)	—	(164,364)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under revolving credit facilities	—	730,000	—	—	730,000
Repayment of borrowings	—	(482,070)	—	—	(482,070)
Payment of contingent earn-out obligation	—	—	(22,857)	—	(22,857)
Debt issuance costs paid	—	(5,359)	—	—	(5,359)
Net cash provided by (used for) financing activities	—	242,571	(22,857)	—	219,714
Effect of exchange rate changes on cash and cash equivalents	—	—	3,682	—	3,682
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	1,909	(10,137)	—	(8,228)
Beginning balance	—	39,791	22,052	—	61,843
Ending balance	$—	$41,700	$11,915	$—	$53,615

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

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  All references to (i) the third quarter of fiscal year 2018 relate to the thirteen weeks ended April 28, 2018, (ii) the third quarter of fiscal year 2017 relate to the thirteen weeks ended April 29, 2017, (iii) year-to-date fiscal 2018 relate to the thirty-nine weeks ended April 28, 2018 and (iv) year-to-date fiscal 2017 relate to the thirty-nine weeks ended April 29, 2017.

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

•
We have re-engineered and will continue to re-engineer our costs to optimize our resources and organizational processes through a comprehensive review project we refer to as "Organizing for Growth". In connection with Organizing for Growth, we eliminated a total of approximately 800 positions during fiscal years 2017 and 2016 across our stores, divisions and facilities; and

•
We are making capital investments to remodel our existing stores as well as to open new stores in select markets such as New York City (currently scheduled to open in March 2019) and Fort Worth, Texas (opened in February 2017).

Summary of Results of Operations

A summary of our results of operations is as follows:

•
Revenues — Our revenues for the third quarter of fiscal year 2018 were $1,165.1 million, an increase of 4.8% compared to the third quarter of fiscal year 2017. Comparable revenues for the third quarter of fiscal year 2018 increased 6.0% compared to the third quarter of fiscal year 2017. Our year-to-date fiscal 2018 revenues were $3,767.5 million, an increase of 5.1% compared to year-to-date fiscal 2017. Comparable revenues for year-to-date fiscal 2018 increased 5.7% compared to year-to-date fiscal 2017.

In the third quarter of fiscal year 2018, revenues generated by our online operations were $415.9 million, or 35.7% of consolidated revenues. Comparable revenues from our online operations for the third quarter of fiscal year 2018 increased 17.1% from the third quarter of fiscal year 2017. In year-to-date fiscal 2018, revenues generated by our online operations were $1,284.0 million, or 34.1% of consolidated revenues. Comparable revenues from our online operations for year-to-date fiscal 2018 increased 15.8% from year-to-date fiscal 2017.

•
Cost of Goods Sold Including Buying and Occupancy Costs (Excluding Depreciation) ("COGS") — Compared to the corresponding periods of the prior year, COGS as a percentage of revenues decreased approximately 80 basis points in the third quarter of fiscal year 2018 and 90 basis points in year-to-date fiscal 2018. The decreases in COGS, as a percentage of revenues, were primarily attributable to:

•
higher net product margins due primarily to lower markdowns and promotional costs driven by a higher level of customer demand, a higher level of full-price sales and improved inventory productivity driven by the reduction in on-hand inventories; partially offset by

•
closed store liquidation markdown requirements of $5.6 million, or 0.1% of year-to-date fiscal 2018 revenues, related to the closing of 11 Last Call stores in the second quarter of fiscal year 2018; and

•	higher buying and occupancy costs in the third quarter of fiscal year 2018.

At April 28, 2018, consolidated inventories totaled $1,180.1 million, a 4.1% decrease from April 29, 2017.  Merchandise inventories supporting our U.S. operations decreased 8.1% and merchandise inventories supporting our MyTheresa operations increased 60.1% from the corresponding period of the prior year. We have worked aggressively to align our inventory levels and purchases with anticipated future customer demand and have experienced significant improvement in inventory alignment during fiscal year 2018.

•
Selling, General and Administrative Expenses (Excluding Depreciation) ("SG&A") — Compared to the corresponding periods of the prior year, SG&A expenses excluding net incentive compensation costs and other benefits decreased, as a percentage of revenues, by approximately 40 basis points in the third quarter of fiscal year 2018 and 60 basis points in year-to-date fiscal 2018. The lower levels of SG&A expenses, as a percentage of revenues, were primarily attributable to:

•	favorable payroll and related costs driven by (i) our ongoing strategic initiatives, (ii) lower benefits costs incurred and (iii) the leveraging of these expenses on higher revenues; and

•	lower expenses incurred in connection with new stores and the remodeling of existing stores; partially offset by

•	higher marketing expenses, related primarily to the growth in our online operations; and

•	higher corporate expenses, primarily professional fees, in year-to-date fiscal 2018.

Net incentive compensation costs and other benefits costs increased approximately 60 basis points in the third quarter of fiscal year 2018 and 80 basis points in year-to-date fiscal 2018. Those increases were due primarily to (i) higher levels of current and long-term cash incentive costs resulting from our improved financial performance and (ii) non-cash charges related to the modifications of certain stock options, net of (iii) a non-cash gain related to a change in our vacation policy.

Compared to the corresponding periods of the prior year, our total SG&A expenses including net incentive compensation costs and other benefits, as a percentage of revenues, increased approximately 20 basis points in the third quarter of fiscal year 2018 and 10 basis points in year-to-date fiscal 2018.

Liquidity — At April 28, 2018, we had outstanding revolving credit facilities aggregating $918.5 million consisting of (i) our Asset-Based Revolving Credit Facility of $900.0 million in the U.S. and (ii) the mytheresa.com Credit Facilities of $18.5 million, or €15.0 million. Pursuant to these credit facilities, we had outstanding borrowings of $171.7 million, of which $162.0 million represented borrowings under our Asset-Based Revolving Credit Facility and $9.7 million, or €7.9 million, represented borrowings under the mytheresa.com Credit Facilities. Additionally, we had outstanding letters of credit and guarantees of $3.3 million as of April 28, 2018. Our borrowings under these credit facilities fluctuate based on our seasonal working capital requirements, which generally peak in our first and third quarters. At April 28, 2018, we had unused borrowing commitments aggregating $743.5 million, subject to a borrowing base, of which (i) $90.0 million of such capacity is available to us subject to certain restrictions as more fully described in Note 5 of the Notes to Condensed Consolidated Financial Statements in Part I — Item 1 and (ii) $7.2 million of such capacity is available only to MyTheresa and not to our U.S. operations. Additionally, we held cash and cash equivalents and credit card receivables of $91.5 million bringing our available liquidity to $834.9 million at April 28, 2018, inclusive of the amount available to MyTheresa. We believe that cash generated from our operations along with our existing cash balances and available sources of financing will enable us to meet our anticipated cash obligations during the next 12 months.

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

Results of Operations

Performance Summary

The following table sets forth certain items expressed as percentages of revenues for the periods indicated:

	Thirteen weeks ended		Thirty-nine weeks ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs (excluding depreciation)	64.9	65.7	66.4	67.3
Selling, general and administrative expenses (excluding depreciation)	24.1	23.9	23.8	23.7
Income from credit card program	(0.9)	(1.4)	(1.0)	(1.3)
Depreciation expense	4.6	5.0	4.3	4.7
Amortization of intangible assets	1.0	1.1	0.9	1.1
Amortization of favorable lease commitments	1.1	1.2	1.0	1.1
Other expenses	0.9	1.0	0.7	0.6
Impairment charges	—	—	—	4.3
Operating earnings (loss)	4.3	3.4	3.7	(1.6)
Interest expense, net	6.7	6.6	6.1	6.1
Loss before income taxes	(2.3)	(3.2)	(2.4)	(7.7)
Income tax benefit	(0.6)	(1.0)	(11.0)	(3.1)
Net earnings (loss)	(1.7)%	(2.2)%	8.7%	(4.6)%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated:

	Thirteen weeks ended		Thirty-nine weeks ended
(dollars in millions, except sales per square foot and store count)	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017

Change in comparable revenues (1)
Total revenues	6.0%	(4.9)%	5.7%	(6.6)%
Online revenues	17.1%	2.1%	15.8%	0.5%

Percentage of revenues transacted online	35.7%	32.0%	34.1%	30.9%

Store count
Neiman Marcus and Bergdorf Goodman full-line stores open at end of period	44	44	44	44
Last Call stores open at end of period	27	41	27	41

Sales per square foot (2)	$120	$118	$394	$387

Capital expenditures (3)	$44.0	$48.7	$109.8	$164.4
Depreciation expense	53.2	55.7	161.8	169.8
Rent expense and related occupancy costs	31.5	28.1	90.7	86.6

Non-GAAP financial measures
EBITDA (4)	$128.1	$119.5	$376.5	$192.1
Adjusted EBITDA (4)	$143.8	$135.9	$421.0	$385.6

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

(3)
Amounts represent gross capital expenditures and exclude developer contributions of $18.4 million for the thirteen weeks ended April 28, 2018, $30.1 million for the thirty-nine weeks ended April 28, 2018 and $32.5 million for the thirty-nine weeks ended April 29, 2017. There were no developer contributions for the thirteen weeks ended April 29, 2017.

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise.  These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor.  Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise.  These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold.  We received vendor allowances of $3.9 million, or 0.3% of revenues, in the third quarter of fiscal year 2018, $4.9 million, or 0.4% of revenues, in the third quarter of fiscal year 2017, $46.2 million, or 1.2% of revenues, in year-to-date fiscal 2018 and $46.4 million, or 1.3% of revenues, in year-to-date fiscal 2017. The amounts of vendor allowances we receive fluctuate based partially on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during year-to-date fiscal 2018 and 2017.

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

Advertising costs consist primarily of (i) online marketing costs, (ii) advertising costs incurred related to the production of the photographic content for our websites and (iii) costs incurred related to the production, printing and distribution of our print catalogs and other promotional materials mailed to our customers.  We receive advertising allowances from certain of our merchandise vendors.  Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media and digital media.  Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned.  Advertising allowances were approximately $14.5 million, or 1.3% of revenues, in the third quarter of fiscal year 2018, $17.6 million, or 1.6% of revenues, in the third quarter of fiscal year 2017, $40.7 million, or 1.1% of revenues, in year-to-date fiscal 2018 and $46.6 million, or 1.3% of revenues, in year-to-date fiscal 2017.

We also receive allowances from certain merchandise vendors in connection with compensation programs for employees who sell the vendor’s merchandise.  These allowances are netted against the related compensation expenses that we incur.  Amounts received from vendors related to compensation programs were $15.3 million, or 1.3% of revenues, in the third quarter of fiscal year 2018, $15.8 million, or 1.4% of revenues, in the third quarter of fiscal year 2017, $45.2 million, or 1.2% of revenues, in year-to-date fiscal 2018 and $48.5 million, or 1.4% of revenues, in year-to-date fiscal 2017.

Changes in our SG&A expenses are affected primarily by the following factors:

•	changes in the level of our revenues;

•
changes in the number of sales associates, which are due primarily to new store openings and closings and expansion of existing stores, and the health care and related benefits expenses incurred as a result of such changes;

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

The Tax Cuts and Jobs Act ("Tax Reform") was signed into law on December 22, 2017 (see Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I — Item 1). Among numerous provisions included in the Tax Reform was the reduction of the corporate federal income tax rate from 35% to 21%. In connection with our application of the new federal statutory rate, we are measuring our long-term deferred income taxes at the new lower rate which has resulted in provisional non-cash benefits aggregating $386.2 million in year-to-date fiscal 2018.

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

Results of Operations for the Thirteen Weeks Ended April 28, 2018 Compared to the Thirteen Weeks Ended April 29, 2017

Revenues.  Our revenues for the third quarter of fiscal year 2018 of $1,165.1 million increased by $53.7 million, or 4.8%, from $1,111.4 million in the third quarter of fiscal year 2017. Comparable revenues for the third quarter of fiscal year 2018 were $1,165.1 million compared to $1,099.1 million in the third quarter of fiscal year 2017, representing an increase of 6.0%.

Revenues generated by our online operations were $415.9 million, or 35.7% of consolidated revenues. Comparable revenues from our online operations for the third quarter of fiscal year 2018 increased 17.1% from the third quarter of the prior year.

Cost of Goods Sold Including Buying and Occupancy Costs (Excluding Depreciation). COGS as a percentage of revenues decreased to 64.9% of revenues in the third quarter of fiscal year 2018 from 65.7% of revenues in the third quarter of fiscal year 2017. Compared to the prior year, COGS as a percentage of revenues, decreased by 80 basis points due primarily to:

•
higher net product margins of approximately 90 basis points due primarily to lower markdowns and promotional costs driven by a higher level of customer demand, a higher level of full-price sales and improved inventory productivity driven by the reduction in on-hand inventories; partially offset by

•	higher buying and occupancy costs of approximately 20 basis points.

Selling, General and Administrative Expenses (Excluding Depreciation).  SG&A expenses as a percentage of revenues increased to 24.1% of revenues in the third quarter of fiscal year 2018 compared to 23.9% of revenues in the third quarter of fiscal year 2017. The components of SG&A expense consisted of:

	Thirteen weeks ended
	April 28, 2018		April 29, 2017
(in millions, except percentages)	$	% of revenues	$	% of revenues

Total SG&A excluding net incentive compensation costs and other benefits	$271.4	23.3%	$263.2	23.7%
Net incentive compensation costs and other benefits	9.3	0.8%	2.4	0.2%
Total SG&A	$280.7	24.1%	$265.6	23.9%

SG&A expenses excluding net incentive compensation costs and other benefits decreased, as a percentage of revenues, by approximately 40 basis points compared to the prior year due primarily to:

•
favorable payroll and related costs of approximately 100 basis points driven by (i) our ongoing strategic initiatives, (ii) lower benefits costs incurred and (iii) the leveraging of these expenses on higher revenues; and

•	lower expenses of approximately 10 basis points incurred in connection with new stores and the remodeling of existing stores; partially offset by

•	higher marketing expenses of approximately 60 basis points related primarily to the growth in our online operations.
Net incentive compensation costs and other benefits costs aggregated $9.3 million in the third quarter of fiscal year 2018, an increase of approximately 60 basis points compared to the prior year. This increase is due primarily to (i) higher levels of current and long-term cash incentive costs of approximately 100 basis points resulting from our improved financial performance and (ii) non-cash charges related to the modifications of certain stock options of approximately 10 basis points, net of (iii) a non-cash gain related to a change in our vacation policy of approximately 50 basis points.

Income From Credit Card Program.  Income from our credit card program was $11.0 million, or 0.9% of revenues, in the third quarter of fiscal year 2018 compared to $15.1 million, or 1.4% of revenues, in the third quarter of fiscal year 2017. Compared to the prior year, income from our credit card program as a percentage of revenues decreased by 50 basis points due primarily to the decrease of our allocated share of the profits generated by the credit card portfolio, which was reduced as a result of our current credit ratings.

Depreciation and Amortization Expenses.  Depreciation expense was $53.2 million, or 4.6% of revenues, in the third quarter of fiscal year 2018 compared to $55.7 million, or 5.0% of revenues, in the third quarter of fiscal year 2017.

Amortization of intangible assets (primarily customer lists and favorable lease commitments) was $24.3 million, or 2.1% of revenues, in the third quarter of fiscal year 2018 compared to $25.5 million, or 2.3% of revenues, in the third quarter of fiscal year 2017.

Other Expenses.  Other expenses for the third quarter of fiscal year 2018 were $10.8 million, or 0.9% of revenues, compared to $10.9 million, or 1.0% of revenues, in the third quarter of fiscal year 2017. Other expenses consisted of the following components:

	Thirteen weeks ended
(in millions)	April 28, 2018	April 29, 2017

Expenses incurred in connection with strategic initiatives	$8.9	$8.3
Expenses related to store closures	1.3	—
MyTheresa acquisition costs	—	2.6
Other expenses	0.6	—
Total	$10.8	$10.9

We incurred professional fees and other costs aggregating $8.9 million in the third quarter of fiscal year 2018 and $8.3 million in the third quarter of fiscal year 2017 in connection with the review of our resources and organizational processes, implementation of our integrated merchandising and distribution system and the evaluation of potential strategic alternatives.

During fiscal year 2017, we began a process to assess our Last Call footprint and closed four of our Last Call stores. During the second quarter of fiscal year 2018, we closed 11 additional Last Call stores in order to optimize our Last Call store portfolio. We incurred expenses related to these store closures, which primarily consisted of severance and store closing costs, of $1.3 million in the third quarter of fiscal year 2018.

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. Acquisition costs of $2.6 million in the third quarter of fiscal year 2017 consisted primarily of professional fees as well as adjustments of our earn-out obligations to estimated fair value at each reporting date.

Interest Expense, net.  Net interest expense was $77.7 million in the third quarter of fiscal year 2018 and $73.7 million for the third quarter of fiscal year 2017. The significant components of interest expense are as follows:

	Thirteen weeks ended
(in millions)	April 28, 2018	April 29, 2017

Asset-Based Revolving Credit Facility	$1.4	$2.2
mytheresa.com Credit Facilities	0.4	—
Senior Secured Term Loan Facility	34.9	32.7
Cash Pay Notes	19.2	19.2
PIK Toggle Notes	14.8	13.3
2028 Debentures	2.2	2.2
Amortization of debt issue costs	6.1	6.1
Capitalized interest	(2.1)	(1.2)
Other, net	0.6	(0.9)
Interest expense, net	$77.7	$73.7

Income Tax Benefit.  Our income tax benefit was $7.1 million for the third quarter of fiscal year 2018 and $10.6 million for the third quarter of fiscal year 2017. The components of our tax benefits consisted of:

	Thirteen weeks ended
	April 28, 2018		April 29, 2017
(in millions, except percentages)	$	%	$	%

Income tax benefit excluding impact of Tax Reform	$(8.7)	32.1%	$(10.6)	29.8%
Impact of Tax Reform	1.5	(5.7)%	—	—%
Total income tax benefit	$(7.1)	26.4%	$(10.6)	29.8%

Included in the income tax benefit recognized in the third quarter of fiscal year 2018 is the impact of the Tax Reform, which was signed into law on December 22, 2017. Among numerous provisions included in the Tax Reform was the reduction of the corporate federal income tax rate from 35% to 21% effective January 1, 2018. As the effective date of the Tax Reform falls five months into our fiscal year, we are subject to a blended federal statutory rate of 26.9% in fiscal year 2018. In connection with our application of the new federal statutory rate, we are measuring our long-term deferred income taxes at the new lower rate, which has resulted in provisional non-cash benefits aggregating $386.2 million in year-to-date fiscal 2018. We recognized the income tax effects of the Tax Reform in our fiscal year 2018 financial statements in accordance with Staff Accounting Bulletin No. 118 ("SAB 118"), which provides the SEC staff guidance for the application of the FASB's Accounting Standards Codification Topic 740, Income Taxes, in the reporting period in which the Tax Reform was signed into law. At April 28, 2018, we calculated the effects of the tax law change, as written, and made reasonable estimates of the effects on our deferred income tax balances. We will continue to refine our estimates as additional information, such as interpretive or regulatory guidance, becomes available on key aspects of the law, including its impact on the deductibility of purchased assets, state taxes and employee compensation.

Excluding the impact of the Tax Reform, our effective income tax rate of 32.1% on the loss for the third quarter of fiscal year 2018 exceeded the blended federal statutory rate of 26.9% due primarily to state and foreign income taxes. Our effective income tax rate of 29.8% on the loss for the third quarter of fiscal year 2017 was less than the previous federal statutory rate of 35% due primarily to:

•	adjustments to prior year recorded tax benefits upon finalization of our federal income tax return for fiscal year 2016; and

•	the non-deductible portion of transaction and other costs incurred in connection with the My Theresa acquisition; partially offset by

•	state income taxes.

Results of Operations for the Thirty-nine Weeks Ended April 28, 2018 Compared to the Thirty-nine Weeks Ended April 29, 2017

Revenues.  Our revenues for year-to-date fiscal 2018 of $3,767.5 million increased by $181.4 million, or 5.1%, from $3,586.1 million in year-to-date fiscal 2017.  Comparable revenues for year-to-date fiscal 2018 were $3,767.5 million compared to $3,563.2 million in year-to-date fiscal 2017, representing an increase of 5.7%.

Revenues generated by our online operations were $1,284.0 million, or 34.1% of consolidated revenues. Comparable revenues from our online operations in year-to-date fiscal 2018 increased 15.8% from the prior year fiscal period. Changes in comparable revenues for our last six fiscal quarters were:

Fiscal year 2018
Third quarter	6.0%
Second quarter	6.7
First quarter	4.2

Fiscal year 2017
Fourth quarter	(0.5)
Third quarter	(4.9)
Second quarter	(6.8)
First quarter	(8.0)

Cost of Goods Sold Including Buying and Occupancy Costs (Excluding Depreciation). COGS as a percentage of revenues decreased to 66.4% of revenues in year-to-date fiscal 2018 from 67.3% of revenues in year-to-date fiscal 2017. The components of COGS expense consisted of:

	Thirty-nine weeks ended
	April 28, 2018		April 29, 2017
(in millions, except percentages)	$	% of revenues	$	% of revenues

Total COGS excluding closed store liquidation markdowns	$2,497.7	66.3%	$2,412.9	67.3%
Closed store liquidation markdowns	5.6	0.1%	—	—%
Total COGS	$2,503.3	66.4%	$2,412.9	67.3%

COGS excluding closed store liquidation markdowns as a percentage of revenues, decreased by 100 basis points compared to the prior year due primarily to higher net product margins of approximately 90 basis points due primarily to lower markdowns and promotional costs driven by a higher level of customer demand, a higher level of full-price sales and improved inventory productivity driven by the reduction in on-hand inventories.

In connection with the closing of 11 Last Call stores in the second quarter of fiscal year 2018, we incurred incremental liquidation markdowns of $5.6 million, or 0.1% of revenues.

Selling, General and Administrative Expenses (Excluding Depreciation). SG&A expenses as a percentage of revenues increased 10 basis points to 23.8% of revenues in year-to-date fiscal 2018 compared to 23.7% of revenues in year-to-date fiscal 2017. The components of SG&A expense consisted of:

	Thirty-nine weeks ended
	April 28, 2018		April 29, 2017
(in millions, except percentages)	$	% of revenues	$	% of revenues

Total SG&A excluding net incentive compensation costs and other benefits	$865.2	23.0%	$846.6	23.6%
Net incentive compensation costs and other benefits	33.1	0.9%	3.3	0.1%
Total SG&A	$898.3	23.8%	$849.9	23.7%
SG&A expenses excluding net incentive compensation costs and other benefits decreased, as a percentage of revenues, by approximately 60 basis points compared to the prior year due primarily to:

•
favorable payroll and related costs of approximately 110 basis points driven by (i) our ongoing strategic initiatives, (ii) lower benefits costs incurred and (iii) the leveraging of these expenses on higher revenues; and

•	lower expenses of approximately 10 basis points incurred in connection with new stores and the remodeling of existing stores; partially offset by

•	higher marketing expenses of approximately 40 basis points related primarily to the growth in our online operations; and

•	higher corporate expenses, primarily professional fees, of approximately 20 basis points.

Net incentive compensation costs and other benefits costs aggregated $33.1 million in year-to-date fiscal 2018, an increase of approximately 80 basis points compared to the prior year. This increase is due primarily to (i) higher levels of current and long-term cash incentive costs of approximately 100 basis points resulting from our improved financial performance and (ii) non-cash charges related to the modifications of certain stock options of approximately 20 basis points, net of (iii) a non-cash gain related to a change in our vacation policy of approximately 40 basis points.

Income From Credit Card Program.  Income from our credit card program was $36.9 million, or 1.0% of revenues, in year-to-date fiscal 2018 compared to $45.5 million, or 1.3% of revenues, in year-to-date fiscal 2017. Compared to the prior year, income from our credit card program as a percentage of revenues decreased by 30 basis points due primarily to the decrease of our allocated share of the profits generated by the credit card portfolio, which was reduced as a result of our current credit ratings.

Depreciation and Amortization Expenses.  Depreciation expense of $161.8 million, or 4.3% of revenues, in year-to-date fiscal 2018 compared to $169.8 million, or 4.7% of revenues, in year-to-date fiscal 2017.

Amortization of intangible assets (primarily customer lists and favorable lease commitments) was $73.5 million, or 2.0% of revenues, in year-to-date fiscal 2018 compared to $79.1 million, or 2.2% of revenues, in year-to-date fiscal 2017.

Other Expenses.  Other expenses for year-to-date fiscal 2018 aggregated $26.3 million, or 0.7% of revenues, compared to $22.9 million, or 0.6% of revenues, in year-to-date fiscal 2017. Other expenses consisted of the following components:

	Thirty-nine weeks ended
(in millions)	April 28, 2018	April 29, 2017

Expenses incurred in connection with strategic initiatives	$10.7	$17.0
Expenses related to store closures	9.2	1.5
Expenses related to Cyber-Attack, net of insurance recoveries	1.1	—
MyTheresa acquisition costs	—	3.3
Other expenses	5.3	1.1
Total	$26.3	$22.9

We incurred professional fees and other costs aggregating $10.7 million in year-to-date fiscal 2018 and $17.0 million in year-to-date fiscal 2017 in connection with the review of our resources and organizational processes, implementation of our integrated merchandising and distribution system and the evaluation of potential strategic alternatives. In connection with the review of our resources and organizational processes, we eliminated approximately 90 positions in the first quarter of fiscal year 2017 across our stores, divisions and facilities.

During fiscal year 2017, we began a process to assess our Last Call footprint and closed four of our Last Call stores. During the second quarter of fiscal year 2018, we closed 11 additional Last Call stores in order to optimize our Last Call store portfolio. We incurred expenses related to these store closures, which primarily consisted of severance and store closing costs, of $9.2 million in year-to-date fiscal 2018 and $1.5 million during year-to-date fiscal 2017.

We discovered in January 2014 that malicious software was clandestinely installed on our computer systems (the "Cyber-Attack"). During year-to-date fiscal 2018, we incurred legal expenses in connection with the Cyber-Attack of $1.1 million.

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. Acquisition costs of $3.3 million in year-to-date fiscal 2017 consisted primarily of professional fees as well as adjustments of our earn-out obligations to estimated fair value at each reporting date.

In connection with the retirement of our former Chief Executive Officer and President, we incurred certain charges primarily related to lump sum compensation payable as a consequence of her retirement of approximately $5.3 million in year-to-date fiscal 2018.

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

Interest Expense, net.  Net interest expense was $230.3 million, or 6.1% of revenues, in year-to-date fiscal 2018 and $220.0 million, or 6.1% of revenues, in year-to-date fiscal 2017. The significant components of interest expense are as follows:

	Thirty-nine weeks ended
(in millions)	April 28, 2018	April 29, 2017

Asset-Based Revolving Credit Facility	$5.2	$4.8
mytheresa.com Credit Facilities	0.5	—
Senior Secured Term Loan Facility	102.1	97.0
Cash Pay Notes	57.6	57.6
PIK Toggle Notes	44.1	39.6
2028 Debentures	6.7	6.7
Amortization of debt issue costs	18.4	18.4
Capitalized interest	(5.6)	(4.5)
Other, net	1.4	0.4
Interest expense, net	$230.3	$220.0

Income Tax Benefit.  Our income tax benefit was $415.7 million for year-to-date fiscal 2018 and $111.3 million for year-to-date fiscal 2017. The components of our tax benefits consisted of:

	Thirty-nine weeks ended
	April 28, 2018		April 29, 2017
(in millions, except percentages)	$	%	$	%

Income tax benefit excluding impact of Tax Reform	$(29.5)	33.0%	$(111.3)	40.2%
Impact of Tax Reform	(386.2)	432.9%	—	—%
Total income tax benefit	$(415.7)	465.9%	$(111.3)	40.2%

Included in the income tax benefit recognized in year-to-date fiscal 2018 is the impact of the Tax Reform, which was signed into law on December 22, 2017. Among numerous provisions included in the Tax Reform was the reduction of the corporate federal income tax rate from 35% to 21% effective January 1, 2018. As the effective date of the Tax Reform falls five months into our fiscal year, we are subject to a blended federal statutory rate of 26.9% in fiscal year 2018. In connection with our application of the new federal statutory rate, we are measuring our long-term deferred income taxes at the new lower rate which has resulted in provisional non-cash benefits aggregating $386.2 million in year-to-date fiscal 2018. We recognized the income tax effects of the Tax Reform in our fiscal year 2018 financial statements in accordance with SAB 118, which provides the SEC staff guidance for the application of the FASB's Accounting Standards Codification Topic 740, Income Taxes, in the reporting period in which the Tax Reform was signed into law. At April 28, 2018, we calculated the effects of the tax law change, as written, and made reasonable estimates of the effects on our deferred income tax balances. We will continue to refine our estimates as additional information, such as interpretive or regulatory guidance, becomes available on key aspects of the law, including its impact on the deductibility of purchased assets, state taxes and employee compensation.

Excluding the impact of the Tax Reform, our effective income tax rate of 33.0% on the loss for year-to-date fiscal 2018 exceeded the blended federal statutory rate of 26.9% due primarily to state and foreign income taxes. Our effective income tax rate of 40.2% on the loss for year-to-date fiscal 2017 exceeded the previous federal statutory rate of 35% due primarily to:

•	state income taxes;

•	the benefit associated with the release of certain tax reserves for settled tax matters; and

•	lower foreign tax rates associated with the MyTheresa operations.

We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Internal Revenue Service finalized its audits of our fiscal year 2012 and short-year 2013 (prior to the Acquisition) federal income tax returns and is conducting an audit of our short-year 2014 (subsequent to the Acquisition) and fiscal year 2015 returns. With respect to state, local and foreign jurisdictions, with limited exceptions, we are no longer subject to income tax audits for fiscal years before 2013. We believe our recorded tax liabilities as of April 28, 2018 are sufficient to cover any potential assessments made by the IRS or other taxing authorities and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances. We believe it is reasonably possible that adjustments to the amounts of our unrecognized tax benefits could occur within the next 12 months as a result of settlements with tax authorities or expiration of statutes of limitations. At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

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

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and third quarters of each fiscal year as a result of higher seasonal levels of inventories. We have typically financed our cash requirements with available cash and cash equivalents, cash flows from operations and, if necessary, with cash provided from borrowings under our revolving credit facilities. Pursuant to these credit facilities, we had outstanding borrowings of $171.7 million as of April 28, 2018, of which $162.0 million represented borrowings under our Asset-Based Revolving Credit Facility and $9.7 million, or €7.9 million, represented borrowings under the mytheresa.com Credit Facilities, compared to outstanding borrowings of $435.0 million as of April 29, 2017, all of which represented borrowings under our Asset-Based Revolving Credit Facility. Additionally, we had outstanding letters of credit and guarantees of $3.3 million as of April 28, 2018. At April 28, 2018, we had unused borrowing commitments aggregating $743.5 million, subject to a borrowing base, of which (i) $90.0 million of such capacity is available to us subject to the maintenance of a minimum fixed charge coverage ratio and to further restrictions described below under "Financing Structure at April 28, 2018" and (ii) $7.2 million of such capacity is available only to MyTheresa under its credit facilities and not to our U.S. operations. Additionally, we held cash and cash equivalents and credit card receivables of $91.5 million bringing our available liquidity to $834.9 million at April 28, 2018, inclusive of the amount available to MyTheresa.

Under the Asset-Based Revolving Credit Facility, if "excess availability" falls below 10% of aggregate revolving commitments, we will be required to maintain a minimum fixed charge coverage ratio and we may be subject to further restrictions as discussed below under "Financing Structure at April 28, 2018".

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

Net cash provided by our operating activities of $212.8 million in year-to-date fiscal 2018 increased by $280.0 million from net cash used for operating activities of $67.3 million in year-to-date fiscal 2017. This increase in net cash provided by our operating activities was due primarily to (i) the increase in cash generated by our operating activities on a higher level of revenues and (ii) lower working capital requirements driven by the reduction in our net investment in inventories, partially offset by (iii) required fundings to our Pension Plan of $20.0 million in year-to-date fiscal year 2018 compared to $6.6 million in year-to-date fiscal year 2017.

Net cash used for investing activities, representing capital expenditures, of $109.8 million in year-to-date fiscal 2018 decreased by $54.6 million from $164.4 million in year-to-date fiscal 2017. This decrease in capital expenditures in year-to-date fiscal 2018 reflects lower spending for NMG One, the construction of new stores and the remodeling of existing stores.

Currently, we project capital expenditures for fiscal year 2018 to be approximately $180 to $200 million. Net of developer contributions, capital expenditures for fiscal year 2018 are projected to be approximately $130 to $145 million. We have and will continue to manage the level of capital spending in a manner designed to balance current economic conditions and business trends with our long-term initiatives and growth strategies.

Free cash flow was $103.0 million in year-to-date fiscal 2018 compared to free cash outflows of $231.7 million in year-to-date fiscal 2017. For an explanation of free cash flow as a measure of our operating performance and a reconciliation to net cash provided by (used for) operating activities and capital expenditures, see "— Non-GAAP Financial Measures".

Net cash used for financing activities of $114.0 million in year-to-date fiscal 2018 was comprised primarily of (i) net repayments of borrowings of $91.4 million under our revolving credit facilities due to the higher level of cash flows from operations, lower working capital requirements and lower capital expenditures and (ii) repayments of borrowings of $22.1 million under our Senior Secured Term Loan Facility. Net cash provided by financing activities of $219.7 million in year-to-date fiscal 2017 was comprised primarily of (i) net borrowings of $270.0 million under our Asset-Based Revolving Credit Facility due to seasonal workings capital requirements as well as a reduction in accounts payable experienced as a result of NMG One implementation issues, primarily offset by (ii) payment of $22.9 million for the contingent earn-out obligation for calendar year 2016, (iii) repayments of borrowings of $22.1 million under our Senior Secured Term Loan Facility and (iv) $5.4 million paid for debt issuance costs related to the Asset-Based Revolving Credit Facility refinancing amendment.

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

Financing Structure at April 28, 2018

Our major sources of funds are comprised of our revolving credit facilities aggregating $918.5 million, the $2,817.6 million Senior Secured Term Loan Facility, $960.0 million Cash Pay Notes, $658.4 million PIK Toggle Notes, $125.0 million 2028 Debentures (each as described in more detail below), vendor payment terms and operating leases.

Revolving Credit Facilities. Our revolving credit facilities consists of our Asset-Based Revolving Credit Facility, which supports our U.S. operations and the mytheresa.com Credit Facilities, which support the MyTheresa operations.

Asset-Based Revolving Credit Facility.  At April 28, 2018, we have an Asset-Based Revolving Credit Facility with a maximum committed borrowing capacity of $900.0 million. The Asset-Based Revolving Credit Facility matures on July 25, 2021 (or July 25, 2020 if our obligations under our Senior Secured Term Loan Facility or any permitted refinancing thereof have not been repaid or the maturity date thereof has not been extended to October 25, 2021 or later).  At April 28, 2018, we had outstanding borrowings of $162.0 million under this facility, outstanding letters of credit of $1.8 million and unused commitments of $736.2 million, subject to a borrowing base, of which $90.0 million of such capacity is available to us subject to certain restrictions as more fully described below.

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

Our excess availability could decrease as a result of, among other things, decreases in inventory or increases in outstanding debt (including letters of credit). Our failure to meet the Excess Availability Condition (as defined below) could limit our operational flexibility and growth. To the extent that excess availability is not equal to or greater than the greater of (a) 10% of the lesser of (1) the aggregate revolving commitments and (2) the borrowing base and (b) $50.0 million (the "Excess Availability Condition"), we will be required to maintain a minimum fixed charge coverage ratio. Additional restrictions will apply if the Excess Availability Condition is not met for five consecutive business days, including increased reporting requirements and additional administrative agent control rights over certain of our accounts. These restrictions will continue until the Excess Availability Condition is satisfied and their imposition may limit our operational flexibility. At April 28, 2018, $90.0 million of the aggregate unused commitments under the Asset-Based Revolving Credit Facility is available to us subject to the foregoing restrictions.

The weighted average interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 3.90% at April 28, 2018.

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

As of April 28, 2018, mytheresa.com GmbH had outstanding borrowings of $9.7 million, or €7.9 million, guarantees of $1.5 million, or €1.2 million, and unused commitments of $7.2 million, or €5.9 million.

Senior Secured Term Loan Facility.  At April 28, 2018, the outstanding balance under the Senior Secured Term Loan Facility was $2,817.6 million.  The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

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

The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 5.14% at April 28, 2018.

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

PIK Toggle Notes.  We have outstanding $658.4 million aggregate principal amount of 8.75%/9.50% Senior PIK Toggle Notes. The PIK Toggle Notes mature on October 15, 2021. Interest on the PIK Toggle Notes is payable semi-annually in arrears on each April 15 and October 15.  Prior to October 2018, interest on the PIK Toggle Notes, subject to certain restrictions, was payable (i) entirely in cash, (ii) entirely by increasing the principal amount of the PIK Toggle Notes by the relevant interest payment amount, or (iii) 50% in Cash Interest and 50% in PIK Interest. Cash Interest on the PIK Toggle Notes accrues at a rate of 8.75% per annum.  PIK Interest on the PIK Toggle Notes accrued at a rate of 9.50% per annum. Interest on the PIK Toggle Notes was paid entirely in cash for the first seven interest payments. We elected to pay the October 2017 and April 2018 interest payments in the form of PIK Interest, which resulted in the issuance of $28.5 million of additional PIK Toggle Notes in October 2017 and $29.9 million of additional PIK Toggle Notes in April 2018. We did not elect to pay interest in the form of PIK Interest or partial PIK Interest with respect to the interest payment due in October 2018. All future interest payments are required to be paid in Cash Interest.

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

Interest Rate Swaps. At April 28, 2018, we had outstanding floating rate debt obligations of $2,985.1 million. In April and June of 2016, we entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,400.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness. These swap agreements hedge a portion of our contractual floating rate interest commitments related to our Senior Secured Term Loan Facility from December 2016 to October 2020. As a result of the April 2016 swap agreements, our effective interest rate as to $700.0 million of floating rate indebtedness will be fixed at 4.9120% from December 2016 through October 2020. As a result of the June 2016 swap agreements, our effective interest rate as to an additional $700.0 million of floating rate indebtedness will be fixed at 4.7395% from December 2016 to October 2020. The interest rate swap agreements expire in October 2020.

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with generally accepted accounting principles ("GAAP"), we use EBITDA, Adjusted EBITDA and free cash flow to monitor and evaluate the performance of our business and believe the presentation of these measures enhances investors’ ability to analyze trends in our business and evaluate our performance relative to other companies in our industry. We define (i) EBITDA as earnings before interest, taxes, depreciation and amortization, (ii) Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, further adjusted to eliminate the effects of items management does not believe are representative of our ongoing performance and (iii) free cash flow as net cash flow provided by (used for) operating activities, less capital expenditures. These financial metrics are not presentations made in accordance with GAAP.

EBITDA, Adjusted EBITDA and free cash flow should not be considered as alternatives to operating earnings (loss) or net earnings (loss) as measures of operating performance. In addition, EBITDA, Adjusted EBITDA and free cash flow are not presented as and should not be considered as alternatives to cash flows as measures of liquidity. EBITDA, Adjusted EBITDA and free cash flow have important limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.

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

•	other companies in our industry may calculate Adjusted EBITDA or free cash flow differently than we do, limiting their usefulness as comparative measures.

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

	Thirteen weeks ended		Thirty-nine weeks ended
(dollars in millions)	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017

Net earnings (loss)	$(19.9)	$(24.9)	$326.4	$(165.5)
Income tax benefit	(7.1)	(10.6)	(415.7)	(111.3)
Interest expense, net	77.7	73.7	230.3	220.0
Depreciation expense	53.2	55.7	161.8	169.8
Amortization of intangible assets and favorable lease commitments	24.3	25.5	73.5	79.1
EBITDA	$128.1	$119.5	$376.5	$192.1
EBITDA as a percentage of revenues	11.0%	10.7%	10.0%	5.4%

Impairment charges	—	—	—	153.8
Expenses incurred in connection with strategic initiatives	8.9	8.3	10.7	17.0
Incremental non-cash rent expense	5.2	2.4	9.6	7.4
Non-cash stock compensation and other long-term cash incentives	3.0	0.2	13.2	0.7
Expenses incurred in connection with openings of new stores / remodels of existing stores	1.8	3.0	4.1	8.7
Liquidation markdowns and expenses related to store closures	1.3	—	14.8	1.5
Non-cash gain related to change in vacation policy	(5.3)	—	(14.3)	—
Expenses related to Cyber-Attack, net of insurance recoveries	—	—	1.1	—
MyTheresa acquisition costs	—	2.6	—	3.3
Other expenses	0.6	—	5.3	1.1
Adjusted EBITDA	$143.8	$135.9	$421.0	$385.6
Adjusted EBITDA as a percentage of revenues	12.3%	12.2%	11.2%	10.8%

The following table reconciles free cash flow to (i) net cash provided by (used for) operating activities, less (ii) capital expenditures, in each case as reflected in our Condensed Consolidated Statements of Cash Flows prepared in accordance with GAAP:

	Thirty-nine weeks ended
(in millions)	April 28, 2018	April 29, 2017

Net cash provided by (used for) operating activities	$212.8	$(67.3)
Capital expenditures	(109.8)	(164.4)
Free cash flow	$103.0	$(231.7)

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

ITEM 4.  CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures.
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of April 28, 2018, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis and within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b. Changes in Internal Control Over Financial Reporting.

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. No change occurred in our internal controls over financial reporting during the quarter ended April 28, 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

Exhibit		Method of Filing
3.1	Certificate of Formation of the Company, dated as of October 28, 2013.	Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 2013.

3.2	Amended and Restated Limited Liability Company Agreement of the Company, dated as of October 28, 2013.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 29, 2013.

10.1	Employment Agreement, dated as of March 28, 2018, by and between The Neiman Marcus Group LLC and Adam Orvos.	Filed herewith.

10.2	Director Services Agreement, dated May 22, 2018, by and between Neiman Marcus Group, Inc. and Graeme Eadie.	Filed herewith.

10.3	Director Services Agreement, dated May 22, 2018, by and between Neiman Marcus Group, Inc. and Alan Herrick.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith electronically.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith electronically.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NEIMAN MARCUS GROUP LTD LLC
(Registrant)

Signature	Title	Date

/s/ T. DALE STAPLETON	Senior Vice President	June 6, 2018
T. Dale Stapleton	and Chief Accounting Officer
(on behalf of the registrant and
as principal accounting officer)