Form 10-K
period 2018-07-28
Neiman Marcus Group LTD LLC
filed 2018-09-18
CIK 1358651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 28, 2018

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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
FOR THE FISCAL YEAR ENDED JULY 28, 2018

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

•	the highly competitive nature of the luxury retail industry;

•	economic conditions that negatively impact consumer spending and demand for our merchandise;

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

•
our ability to drive customer traffic to our retail stores, including through new types of product and service offerings, and the success of the expansion, growth and remodel of our retail stores, which are subject to numerous risks, some of which are beyond our control;

•
the significance of the portion of our revenues from our stores in four states, which exposes us to economic circumstances and catastrophic occurrences unique to those states, such as the impact of fluctuations in the global price of crude oil in our Texas markets;

•
our dependence on our relationships with certain designers, brand partners and other sources of merchandise as they relate to, among other things: (i) the manner in which goods are available to us, (ii) the levels of merchandise made available to us and (iii) the pricing and payment terms with respect to our purchases;

•
a material disruption in our information systems, delays or difficulties in implementing or integrating new systems or enhancing or expanding current systems, or our failure to achieve the anticipated benefits of any new or updated information systems, which could adversely affect our business or results of operations;

•	our dependence on positive perceptions of our company, which, if eroded, could adversely affect our customer, employee and brand partner relationships;

•	our ability to meet data protection requirements and prevent or identify a breach in information privacy in a timely manner, which could negatively impact our operations;

•	inflation and foreign currency fluctuations, primarily fluctuations in the U.S. dollar against the Euro and British pound, which could adversely affect our results of operations;

•	our failure to comply with, or developments in, laws, rules or regulations, which could affect our business or results of operations;

•	the loss of, or disruption in, one or more of our distribution facilities, which could adversely affect our business and operations;

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

PART I

ITEM 1.     BUSINESS

Our Company

Founded over 100 years ago, we are one of the largest omni-channel luxury fashion retailers in the world, with approximately $4.9 billion in revenues for fiscal year 2018, of which approximately 35% were transacted online. Our Neiman Marcus, Bergdorf Goodman and MyTheresa brands represent fashion, luxury and style to our customers. We offer a distinctive selection of women’s and men’s apparel, handbags, shoes, cosmetics and precious and designer jewelry from premier luxury and fashion designers to our loyal and affluent customers “anytime, anywhere, any device.” We have a longstanding heritage of providing the highest level of personalized, concierge-style service to our customers through our experienced team of sales associates.

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

As a leader in omni-channel retailing, we provide our customers a deep assortment of luxury merchandise and a consistent, seamless shopping experience, whether our customers shop in our stores, on our websites or mobile platforms or via e-mail, text or phone communications with our sales associates. Our comprehensive digital platform integrates and personalizes the online and in-store experience. We empower our sales associates with mobile devices and proprietary technology to improve their connection with our customers and we utilize advanced analytics to personalize merchandise presentations to our customers when they shop online. We believe that a significant portion of the total luxury spending of our customers is digitally influenced via purchases researched and/or transacted online.

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

The Acquisition

On October 25, 2013, Neiman Marcus Group LTD LLC (the "Company") merged with and into Mariposa Merger Sub LLC ("Mariposa") pursuant to an Agreement and Plan of Merger, dated September 9, 2013, by and among Neiman Marcus Group, Inc. ("Parent"), Mariposa and the Company, with the Company surviving the merger (the "Acquisition"). As a result of the Acquisition and the Conversion (as defined below), the Company is now a direct subsidiary of Mariposa Intermediate Holdings LLC ("Holdings"), which in turn is a direct subsidiary of Parent. Parent is owned by entities affiliated with Ares Management, L.P. and Canada Pension Plan Investment Board (together, the "Sponsors") and certain co-investors. Previously, the Company was a subsidiary of Newton Holding, LLC, which was controlled by investment funds affiliated with TPG Global, LLC (collectively with its affiliates, "TPG") and Warburg Pincus LLC (together with TPG, the "Former Sponsors"). On October 28, 2013, the Company and NMG (as defined below) each converted from a Delaware corporation to a Delaware limited liability company (the "Conversion"). References made to "we," "our" and "us" are used to refer to the Company and its subsidiaries, as appropriate to the context.

The Company's operations are conducted through its direct wholly owned subsidiary, The Neiman Marcus Group LLC ("NMG").

Certain financial information of the Company and its subsidiaries is presented on a consolidated basis and is presented as "Predecessor" or "Successor" to indicate whether it relates to the period preceding the Acquisition or the period succeeding the Acquisition, respectively. The Acquisition and the allocation of the purchase price were recorded for accounting purposes as of November 2, 2013, the end of our first quarter of fiscal year 2014. In connection with the Acquisition, the Company incurred substantial new indebtedness, in part in replacement of former indebtedness. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  All references to (i) fiscal year 2018 relate to the fifty-two weeks ended July 28, 2018, (ii) fiscal year 2017 relate to the fifty-two weeks ended July 29, 2017 and (iii) fiscal year 2016 relate to the fifty-two weeks ended July 30, 2016. References to fiscal year 2015 and years preceding and fiscal year 2019 and years thereafter relate to our fiscal years for such periods.

Certain amounts presented in tables are subject to rounding adjustments and, as a result, the totals in such tables may not sum.

Our Customers

Our customers are educated, affluent and digitally connected. With respect to our U.S. operations, the average age of our customers is 51 and approximately 60% of our customers are 54 or younger. Approximately 78% of our customers are female, approximately 44% of our customers have an annual household income over $150,000 and approximately 30% of our customers have a household net worth greater than $1 million. Our customers are active on social media, and we engage them through an active presence on Facebook, Twitter, Instagram and Pinterest, our primary social media platforms.

Our InCircle loyalty program is designed to cultivate long‑term relationships with our U.S. customers. This program includes marketing features, such as private in‑store events, as well as the ability to accumulate points for qualifying purchases. Approximately 35% of our total U.S. revenues in fiscal year 2018 were generated by our InCircle loyalty program members who achieved reward status. On a per customer basis, these customers spend approximately 11 times more with us than our other customers.

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
Last Call. Last Call is an off-price fashion goods retailer. Our customers purchase merchandise through our 24 Last Call stores and our online platform, lastcall.com. Merchandise offered under our Last Call brand includes, among other things, end-of-season and post-season clearance goods sourced directly from our Neiman Marcus and Bergdorf Goodman brands or other off-price merchandise purchased from designers for resale. During fiscal year 2017, we began a process to assess our Last Call footprint and closed four of our Last Call stores. In fiscal year 2018, we closed 14 additional Last Call stores in order to optimize our Last Call store portfolio. We will continue to evaluate our off-price business and seek to optimize the operations of Last Call in the future.
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

Through our print media programs, we mail various publications to our customers communicating upcoming in-store events, new merchandise offerings and fashion trends. In connection with these programs, Neiman Marcus produces The Book approximately five to seven times each year. The Book is a high-quality shoppable magazine featuring the latest fashion trends that is mailed on a targeted basis to our customers. We also mail an annual Christmas Book known for both practical and lavish gift ideas as well as our over-the-top Fantasy Gifts that can only be found at Neiman Marcus. Our other print publications include the Bergdorf Goodman Magazine, the MyTheresa magazine, specialty catalogs and specific designer mailers.

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

InCircle Loyalty Program.  Our InCircle loyalty program is designed to cultivate long-term relationships with our U.S. customers. Our loyalty program focuses on our most active customers and includes marketing features such as private in-store events and the ability to accumulate points for qualifying purchases. Increased points are periodically offered in connection with promotional and other events. Upon attaining specified point levels, points are automatically redeemed for gift cards. Approximately 35% of our total U.S. revenues in fiscal year 2018 were generated by our InCircle loyalty program members who achieved reward status. On a per customer basis, these customers spend approximately 11 times more with us than our other customers.

Proprietary Credit Card Program.  We maintain a proprietary credit card program in the U.S. through which credit is extended to customers and have a related marketing and servicing alliance with affiliates of Capital One Financial Corporation ("Capital One"). Historically, our customers holding a proprietary credit card, all of whom are members of our InCircle loyalty program, have tended to shop more frequently and have a higher level of spending than customers paying with cash or third party credit cards. In fiscal year 2018, approximately 40% of our U.S. revenues were transacted through our proprietary credit cards compared to 42% in 2017. We utilize data collected through our proprietary credit card program in connection with promotional events and customer relationship programs to target specific customers based upon their past spending patterns for certain designers, merchandise categories and store locations.

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
Our sales associates are experienced. Sales associates who have been with us for longer than one year have an average tenure of approximately nine years and had a turnover rate in fiscal year 2018 of 17%. These tenured associates are highly productive, with approximately 50% of them generating over $750,000 of revenues each in fiscal year 2018.

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
Our experienced merchandising personnel determine the merchandise assortment and quantities to be purchased for each of our brands and the allocation of merchandise to each store. Our merchant and planning organizations for Neiman Marcus stores and Neiman Marcus online are combined to create an omni-channel team and align inventory in stores and online to deliver a superior shopping experience to our customers. As of July 28, 2018, we had approximately 450 merchandise buyers and merchandise planners.

Our percentages of revenues by major merchandise category for fiscal years 2018, 2017 and 2016 were as follows:

	Fiscal year ended
	July 28, 2018	July 29, 2017	July 30, 2016

Women’s Apparel	31%	32%	32%
Women’s Shoes, Handbags and Accessories	30	29	28
Men’s Apparel and Shoes	12	12	12
Cosmetics and Fragrances	12	12	11
Designer and Precious Jewelry	9	9	10
Home Furnishings and Decor	5	5	5
Other	1	1	2
	100%	100%	100%

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

Luxury and Fashion Designer Relationships

Our merchandise assortment consists of a broad selection of narrowly distributed, highly differentiated and distinctive luxury merchandise purchased from both well-known luxury designers and new and emerging fashion designers. We communicate with our designers frequently, providing feedback on current demand for their products, suggesting changes to specific product categories or items and gaining insight into their future fashion direction. Certain designers sell their merchandise or certain of their design collections exclusively to us and other designers sell to us pursuant to their limited distribution policies. Our relationships and purchasing power with designers allow us to obtain a broad selection of quality merchandise. Our women’s and men’s apparel and fashion accessories merchandise categories are especially dependent upon our relationships with designers. We monitor and evaluate the sales and profitability performance of each designer and adjust our future purchasing decisions from time to time based upon the results of this analysis. We have no guaranteed supply arrangements with our principal merchandising sources. In addition, our designer base is diverse, with only two designers representing more than 5% of our total revenues in fiscal year 2018. These designers represented 9.5% and 7.1% of our total revenues in fiscal year 2018. The breadth of our sourcing helps mitigate risks associated with a single brand or designer.

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

To expand our product assortment, we offer certain merchandise, primarily precious jewelry, that has been consigned to us from the designer. As of July 28, 2018 and July 29, 2017, we held consigned inventories with a cost basis of approximately $370.2 million and $393.1 million, respectively. Consigned inventories are not reflected in our Consolidated Balance Sheets as we do not take title to consigned merchandise.

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

Capital Investments

We invest capital to support our long-term business goals and objectives with a goal of generating strong financial returns. We invest capital in the development and construction of new and existing stores, online platforms, distribution and support facilities and information technology. Since fiscal year 2014, we have made gross capital expenditures aggregating $1.1 billion related primarily to (i) enhancements to our merchandising and store systems; (ii) investments in our online platforms and technology and information systems; (iii) the construction of new stores in Garden City, New York (Long Island) (opened in fiscal year 2016) and in Fort Worth, Texas (opened in fiscal year 2017) and a distribution facility in Pittston, Pennsylvania; and (iv) the remodel of our Bergdorf Goodman women's and men’s stores in New York City and Neiman Marcus stores in the following cities:

•	Oak Brook, Illinois;

•	Beverly Hills, California;

•	Palo Alto, California;

•	Coral Gables, Florida; and

•	Denver, Colorado.

In fiscal year 2018, we had gross capital expenditures of approximately $175 million. Net of developer contributions, capital expenditures for fiscal year 2018 were approximately $124 million. Currently, we project gross capital expenditures for fiscal year 2019 to be $206 to $226 million. Net of developer contributions, capital expenditures for fiscal year 2019 are projected to be $170 to $190 million.

We are focused on operating only in attractive markets that can profitably support our stores as well as maintaining the quality of our stores and online platforms and, consequently, our brands. We conduct extensive demographic, marketing and lifestyle research to identify attractive retail markets with a high concentration of our target customers prior to our decision to construct a new store. We typically receive cash allowances from developers related to the construction of our stores, thereby reducing our cash investment in these stores. We received construction allowances aggregating $50.3 million in fiscal year 2018, $37.4 million in fiscal year 2017 and $38.3 million in fiscal year 2016. Our recent and upcoming Neiman Marcus store openings significantly expand our presence in New York:

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

Competition

The luxury retail industry is highly competitive and fragmented. We compete for customers with luxury and premium multi-branded retailers, pure-play online retailers, specialty retailers, designer brands' proprietary stores and direct-to-customer websites, national apparel chains, individual specialty apparel stores, luxury resale retailers and "flash sale" businesses that primarily sell out-of-season products. We compete for customers principally on the basis of quality and fashion, customer service, value, assortment and presentation of merchandise, marketing and customer loyalty programs and, in the case of Neiman Marcus and Bergdorf Goodman, store ambiance. Retailers that compete directly with us for distribution of luxury fashion brands include Saks Fifth Avenue, Barneys New York, Net-a-Porter, designer boutiques and other national, regional and local retailers. Nordstrom and Bloomingdale's feature a limited offering of luxury merchandise and compete with us to a lesser extent.

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

Employees

As of July 28, 2018, we had approximately 13,500 full-time employees. Our staffing requirements fluctuate during the year as a result of the seasonality of the retail industry. We hire additional temporary associates and increase the hours of part-time employees during seasonal peak selling periods. Except for certain employees of Bergdorf Goodman representing less than 1% of our total employees, none of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Seasonality

Our business, like that of most retailers, is affected by seasonal fluctuations in customer demand, product offerings and working capital expenditures. For additional information on seasonality, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality.”

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

Copies of the reports and other information we file with the SEC may also be examined by the public without charge at the SEC's Public Reference Room at 100 F Street, N.E., Washington D.C., 20549, or on the internet at http://www.sec.gov. Copies of all or a portion of such materials can be obtained from the SEC upon payment of prescribed fees. Please call the SEC at 1-800-SEC-0330 for further information.

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

Omni‑channel retailing is rapidly evolving and our success depends on our ability to differentiate our brand and product offerings by anticipating and implementing innovations in customer experience and logistics to appeal to customers who increasingly rely on multiple channels to meet their shopping needs. To do so, we must make investments to keep up to date with competitive technology trends, including the proliferation of mobile usage, evolving creative user interfaces and other e‑commerce marketing trends related to customer acquisition and engagement, among others, which may increase our costs and which may not succeed in increasing sales or attracting customers. We must also make investments to keep up with our customers' evolving shopping preferences, including convenient and low-cost or free shipping and pick-up options. Although we continually analyze trends in the way our customers shop and the relationships between our in-store and online offerings in an effort to maximize incremental sales, we may not gather accurate and relevant data or effectively utilize that data to accurately predict our customers' shopping preferences, which may impact our strategic planning and decision making.

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

The luxury retail industry is highly competitive and fragmented. We compete for customers with luxury and premium multi-branded retailers, pure-play online retailers, specialty retailers, designer brands' proprietary stores and direct-to-customer websites, national apparel chains, individual specialty apparel stores, luxury resale retailers and "flash sale" businesses that primarily sell out-of-season products. Many of our competitors have greater financial, marketing or operational resources than we do, and digital channels continue to intensify competitive pressures by facilitating comparison shopping.

We face strong competition to attract and retain new customers, maintain relationships with existing customers and obtain merchandise from key designers. This competition can increase the cost of acquiring and maintaining customer relationships. We compete for customers principally on the basis of quality and fashion, customer service, value, assortment and presentation of merchandise, marketing and customer loyalty programs, store ambiance, availability of in-store services and online experience and accessibility. The availability of in-store service and experience offerings, such as dining, beauty and salon services and special events is another dimension of competition as retailers seek to draw customers to their stores. We believe our success in continuing to offer customers desirable in-store experiences and identifying and executing on new opportunities in this area is an important component of our competitive positioning.

Our failure to compete successfully based on these and other factors may have an adverse effect on our results of operations and cause us to lose market share to our competitors.

The continuing migration to online shopping and increasing availability of luxury merchandise online has diverted sales from physical stores and increased the intensity of in-store and online competition among retailers on price and other differentiating factors. In the current business environment, many retailers are engaging in aggressive pricing competition strategies, including significant discounting of merchandise and the discounting or elimination of costs for services such as alterations or shipping. Additionally, many retailers are making significant investments in digital shopping channels in an effort to differentiate themselves in an intensely competitive environment and to provide convenient, seamless and enjoyable shopping experiences. We may be required to engage in similar practices to compete with such retailers and attempt to preserve or increase market share, which could increase our costs and negatively impact our revenues, margins and reputation as a luxury retailer.

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

We sell luxury retail merchandise. Purchases of merchandise by our customers are discretionary, and therefore highly dependent upon the level of consumer spending, particularly among affluent customers. A number of factors affect the level of consumer spending on our merchandise, and in turn our revenues, comparable revenues and profitability, including:

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

We believe that the factors identified in the list above have limited customers' willingness to shop with us and caused some of those who do shop to limit the dollar amounts or quantities of their purchases. This has had a significant impact on our operating results in recent years. Additionally, past deteriorations in domestic and global economic conditions, such as the downturn in calendar years 2008 and 2009, have had a significant adverse impact on our business by causing reductions in customer spending. If current economic conditions and their effect on customer spending on luxury goods do not continue to improve, or if economic conditions deteriorate, we could experience further material and adverse effects on our business, financial condition and results of operations.

If we fail to anticipate and identify merchandise fashion trends and accurately forecast demand, our business, financial condition and results of operations may be adversely affected.
Our business requires us to anticipate and identify fashion trends and customer demand in order for customers to perceive us as trend-setting and current. We generally are required to make decisions regarding the purchase of our merchandise inventory well in advance of the season in which it will be sold. For example, women’s apparel, men’s apparel, shoes and handbags are typically ordered six to nine months in advance of the date the merchandise will be offered for sale, while jewelry and other categories are typically ordered three to six months in advance of such date. Meanwhile, the increasing use of digital and social media by consumers as a driver of fashion demand has contributed to consumers’ anticipation and expectation that particular items of merchandise be available within a very short timeframe from their introduction. If we fail to correctly identify fashion trends and make available appropriate volumes and types of merchandise on the timeframe that customers expect and demand, customers may perceive our offerings to be outdated and our results of operations and brand image may suffer.
Our business, like that of most retailers, is affected by seasonal fluctuations in customer demand, product offerings and working capital requirements. If we fail to accurately forecast inventory or customer demand, or accurately predict shoppers' fashion choices, for a particular season, our revenues and margins for that season could be adversely affected. For more information on the seasonality of our business, please see "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality."

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

Additionally, we continually seek out and evaluate new types of merchandise and service offerings in new categories in an effort to maintain and enhance our brand and relevance as a luxury retail destination. These efforts require time, investments and management's attention and may divert those limited resources from current business activities. These new merchandise and service offerings may carry new or additional risks, such as risks associated with new product categories and the risks of involving third parties to assist us in providing these offerings. New offerings may not ultimately be successful, which could impact our reputation, brand and results of operations. Any failure on our part to anticipate, identify and respond effectively to fashion trends and merchandise demand could adversely affect our business, financial condition and results of operations.
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
We are also vulnerable to certain additional risks and uncertainties associated with our e‑commerce websites and mobile device interfaces, including changes in required technology interfaces, website downtime and other technical failures, internet connectivity issues, costs and technical issues as we upgrade our software, computer viruses, changes in applicable federal and state regulations, security breaches and consumer privacy concerns. Our failure to successfully respond to these risks and uncertainties, properly allocate our capital between the store and online environment, make the appropriate level of investments in customer-facing technology, or adapt our store operations to the integrated omni‑channel retail model could adversely affect our revenues or margins as well as damage our reputation, brands and competitive position.
We depend on the success of our advertising and marketing programs.
Our business depends on attracting a high volume of customers who are likely to purchase our merchandise. We have a significant number of marketing initiatives and regularly fine‑tune our approach and adopt new ones, including continuing efforts to ensure our marketing activities are aligned with all of the different and evolving ways in which customers currently shop. However, there can be no assurance that we will be able to effectively execute our advertising and marketing programs in the future, and any failure to do so could adversely affect our business, financial condition and results of operations.
In particular, our InCircle loyalty program is designed to cultivate long‑term relationships with our customers and enhance the quality of service we provide to our customers. We must constantly monitor and update the terms of this loyalty program so that it continues to meet the demands and needs of our customers and remain competitive with loyalty programs offered by other luxury and premium multi‑branded retailers. Approximately 35% of our total U.S. revenues in fiscal year 2018 were generated by our InCircle loyalty program members who achieved reward status. If our InCircle loyalty program were to fail to provide competitive rewards and quality service to our customers, our business and results of operations could be adversely affected.
Our performance and results of operations may be adversely affected by the significant costs associated with our expansion and growth strategies.
We have made and intend to continue making significant ongoing investments to support our expansion and growth strategies. For example, we make capital investments in our new and existing stores, websites, user experiences, omni‑channel model and distribution and support facilities, as well as in information technology, and incur expenses for headcount, advertising and marketing, professional fees and other costs in support of our growth initiatives. The amounts of such investments, expenses and costs are often difficult to predict because they require us to anticipate our customers’ needs, our needs as we grow, trends within our industry and our competitors’ actions. If we fail to accurately predict the amounts of or returns on these investments, expenses and costs, our results of operations could be adversely affected.

Investments and partnerships in new business strategies and acquisitions could impact our business, financial performance and results of operations.
We may, from time to time, acquire other businesses, such as our acquisition of MyTheresa in October 2014, or make other investments in businesses or partnerships. Such acquisitions or investments would subject us to additional associated risks, including the integration of operations and personnel, the achievement of any expected operational, branding and other synergies and strategic benefits, and the diversion of management resources to effect and implement acquisitions. These acquisitions and investments may not perform as expected or expose us to liabilities unrecognized or underestimated in due diligence. In addition, we may be unable to retain key employees in any business we acquire, we may experience difficulty integrating any businesses we acquire, and any such acquisitions may result in the diversion of our capital and our management’s attention from other business issues and opportunities, any of which could harm our business, financial performance and results of operations.
Our business depends significantly on our ability to drive customer traffic to our retail stores, and such efforts can be costly and are subject to numerous operational and other risks.

In-store sales constitute a majority of our revenues and these sales rely on customer traffic. We believe customer traffic at our stores is driven by a number of Company-specific factors including location, store ambiance, the availability of in-store service and experience offerings, such as dining, beauty and salon services and special events, as well as customer traffic at surrounding stores and business. Many of our stores are located in desirable locations within shopping malls and benefit from the abilities that we and other anchor tenants have to generate consumer traffic. A substantial decline in mall traffic, the development of new shopping malls, the availability of locations within existing or new shopping malls, the success of individual shopping malls and the success of other anchor tenants may negatively impact our ability to maintain or grow our sales in existing stores, as well as our ability to open new stores, which could have an adverse effect on our financial condition or results of operations. In addition, increased availability of online shopping has contributed to a reduction of customer traffic at many other retailers which can lead to financial difficulties of shopping center tenants and, in turn, potential shopping center vacancies, all of which can further reduce customer traffic at these locations. Any of these factors may affect our stores. Certain of our stores may be impacted by other location-specific issues.
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
The success of our business is dependent on our ability to develop and execute our growth strategies. Our continued growth depends, in part, on our successful development, opening and operation of new stores. Successful execution of this strategy depends upon a number of factors, including our ability to identify suitable sites for new stores, negotiate and execute leases on acceptable terms, construct, furnish and supply a store in a timely and cost effective manner, accurately assess the demographic or retail environment at a given location, hire and train qualified personnel, obtain necessary permits and zoning approvals, obtain commitments from a core group of brand partners to supply a new store, integrate a new store into our distribution network and build customer awareness and loyalty. Our new stores are typically large‑scale construction projects that are subject to numerous risks. Construction costs may exceed our original estimates due to increases in materials, labor or other costs, and we may experience permitting or construction delays, which may further increase project costs and delay projected sales. These risks may be exacerbated to the extent we engage third party developers or contractors in connection with such projects or are subject to approvals of regulatory bodies to complete the projects. For example, the Shops at Hudson Yards project is a significant, multi‑year development project managed by a third party and we cannot assure you that the project, including the full‑line Neiman Marcus store, will be completed within the timeframe or budget that we currently contemplate. As each new store represents a significant investment of capital, time and other resources, delays or failures in opening new stores, or achieving lower than expected sales in new stores, could materially and adversely affect our growth. In addition, new store openings involve the risks described under "Our performance and results of operations may be adversely affected by the significant costs associated with our expansion and growth strategies."
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
Our stores located in California, Florida, New York and Texas together represented approximately 45% of our revenues in fiscal year 2018. As a result, we are more vulnerable to economic and other conditions in those states, particularly the major metropolitan areas in those states, than our more geographically diversified competitors. Any events or circumstances that negatively affect those states could materially adversely affect our revenues and profitability.

The sustained reduction in oil prices that began in early calendar year 2014 has caused particular stress to the Texas economy, including in the major metropolitan areas where our seven Texas stores are located. We believe that this stress has negatively impacted the performance of our Texas stores, as a significant number of those stores' customers are employed or invested in, or otherwise affected by, the energy sector and have reduced their discretionary spending on items such as our luxury merchandise. The trajectory of energy prices is uncertain and our Texas stores' performance may continue to be impacted by the performance of companies in the energy sector.

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

We are dependent on our relationships with certain designers, brand partners and other sources of merchandise.

Our relationships with established and emerging designers are a key factor in our success as a luxury merchandise retailer because sales of designer merchandise represent a substantial portion of our revenues. Many of our key designers limit the number of retail channels they use to sell their merchandise. Nearly all of our top designer brands are sold by competing retailers and have their own proprietary retail stores and/or websites that compete with us. We have no guaranteed supply arrangements with our principal sources of merchandise. Accordingly, there can be no assurance that any of such sources or designers will continue to sell to us or meet our quality, style and volume requirements.

Some of our top designer brand partners either have converted, or are considering converting, all or a portion of their merchandise made available through our stores from a wholesale arrangement to a concession arrangement, whereby the designer merchandises its boutique within our store and pays us a pre-determined percentage of the revenues derived from the sale of such merchandise. If not offset by initiatives currently underway, these conversions, taken together, are expected to adversely affect our revenues, earnings and profitability. If designers representing a significant portion of our sourcing were to convert to concession arrangements and we were not able to offset the related impact, the effects of these conversions could be material.

If one or more of our top designers were to (i) limit the supply of merchandise made available to us for resale on a wholesale basis or otherwise, (ii) increase the supply of merchandise made available to our competitors, (iii) increase the supply of merchandise made available to their own proprietary retail stores and websites or significantly increase the number of their proprietary retail stores, (iv) convert the distribution of merchandise made available to us from a wholesale arrangement to a concession arrangement, which certain of our key designers have done and others are considering, or (v) cease the wholesale distribution of their merchandise to retailers, our business, revenues, earnings and profitability could be adversely affected, perhaps materially. Any decline in the quality or popularity of our top designer brands could also adversely affect our business.

During periods of adverse change in general economic, industry or competitive conditions, some of our designers and brand partners may experience cash flow issues, reductions in available credit from banks, factors or other financial institutions, or increases in the cost of capital. In response to those conditions or to concerns about our financial condition, such designers and brand partners may attempt to increase their prices, alter historical credit and payment terms available to us or take other actions. Any of these actions could have an adverse impact on our relationships with such designers or brand partners, or constrain the amounts or timing of our purchases from such designers or brand partners, and, ultimately, have an adverse effect on our revenues, results of operations and liquidity.

A material disruption in our information systems could adversely affect our business or results of operations.
We rely on our information systems to process transactions, summarize our results of operations and manage our business. The reliability and capacity of our information systems is critical to our operations and the implementation of our growth initiatives. Our information systems, many of which are legacy systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyber‑attack or other security breaches and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism and usage errors by our employees. If our information systems are damaged or cease to function properly, we may have to make a significant investment to repair or replace them, and we may suffer losses of critical data and/or interruptions or delays in our operations.
Additionally, our websites or mobile e-commerce platforms may suffer future outages or instability despite our efforts and investments and such outages may cause us to lose sales or lead us to offer promotions that could negatively impact our margins. To keep pace with changing technology, we must continuously implement new information technology systems as well as enhance our existing systems. Moreover, the successful execution of some of our growth strategies, in particular the expansion of our omni‑channel and online capabilities, is dependent on the design and implementation of new systems and technologies and/or the enhancement of existing systems. A number of our information technology systems are legacy systems requiring upgrades or enhancements in the near future in addition to our ongoing implementation of new updated systems, in certain cases including third-party solutions. The implementation of new information technology solutions always carries substantial risks including the risk of cost overruns, implementation delays or failures, loss of information, impacts to the user experience or the creation of unanticipated security vulnerabilities. For example, issues related to the implementation of NMG One, which we launched in the first quarter of fiscal year 2017, resulted in disruptions to our business and adversely affected our results of operations during fiscal year 2017. Future omni-channel or information-technology initiatives could cause additional disruptions to our business.  Additionally, we are developing and implementing a process of updating our data storage center, which will involve outsourcing one or more of our data center functions to a third-party provider and migrating functions to the cloud. This process is ongoing, and it is possible that we may experience interruption to our operations in the course of completing this complex but necessary information technology initiative.
Any material disruption in our information systems, or delays or difficulties in implementing or integrating new systems or enhancing or expanding current systems, could have an adverse effect on our business, in particular our online operations, and results of operations.
Our continued success is substantially dependent on positive perceptions of our company, which, if eroded, could adversely affect our customer, employee and brand partner relationships.

We have a reputation associated with a high level of integrity, customer service and quality merchandise, which is one of the reasons customers shop with us and employees choose us as a place of employment. To be successful in the future, we must continue to preserve, grow and leverage the value of our reputation. Reputational value is based in large part on perceptions. While reputations may take decades to build, negative incidents or developments, including actions taken by our business partners, industry conditions or our operating performance and liquidity and/or perceptions as to our performance and liquidity, can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations or litigation. Any significant damage to our reputation could negatively impact sales, diminish customer trust, reduce employee morale and productivity, lead to difficulties in recruiting and retaining qualified employees or cause difficulties in our brand partner or other business and financial relationships.

Data protection requirements increase our operating costs and requirements and a breach in information privacy or other related risks could negatively impact our operations.

The protection of our customer, employee and company data is critically important to us. Our customers and employees have a high expectation that we will adequately safeguard and protect their personal information, and the regulatory environment with respect to the protection of sensitive data is very demanding with significant potential penalties or liabilities for non-compliance or breaches. The regulatory environment in this area continues to evolve around the world. For example, the European Union's General Data Protection Regulation ("GDPR"), which became enforceable on May 25, 2018, introduced a number of new obligations for us regarding the handling of personal data of our European customers. GDPR provides certain individual privacy rights to certain persons whose data we may store and provides for greater penalties for non-compliance than previous European data protection law. The state of California, in which we have a significant number of customers, recently passed the California Consumer Privacy Act of 2018 ("CCPA"), which will go into effect on January 1, 2020. The CCPA is expected to impose additional data protection obligations on companies doing business in California and provides for substantial fines for non-compliance and, in some cases, a private right of action to consumers who are victims of data breaches. As a result of existing or new data protection requirements, we incur and expect to continue to incur significant ongoing operating costs as part of our significant efforts to protect and safeguard our sensitive data and personal information. These efforts also may divert management and employee attention from other business and growth initiatives. A breach in information privacy could result in legal or reputational risks and could have a negative impact on our revenues and results of operations.

We also utilize customer data collected through both our proprietary credit card programs and our in-store and online activities. Additionally, we may share personal information with certain third party vendors and service providers as needed for them to assist with various aspects of our business. Despite our security measures and our requirements that third party vendors and service providers maintain security measures to the extent they have access to personal information, our or our vendors’ information technology and infrastructure may be vulnerable to criminal cyber-attacks or security incidents due to employee error, malfeasance or other vulnerabilities. The increased use of mobile phones, tablets, wireless networks and cloud-computing systems to make purchases and to transmit and process data has further increased the complexity and cost associated with ensuring protection of transmitted information. During the ordinary course of business, the Company experiences and expects to continue to experience limited compromises or potential compromises of personal information due to unauthorized external attempts to access information and has experienced significant compromises in the past including those described below. Any such incident could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. In addition, we outsource certain functions, such as customer communication platforms and credit card transaction processing, and these relationships allow for the storage and processing of customer information by third parties, which could result in security breaches impacting our customers.

We have taken steps and incurred costs to further strengthen the security of our computer systems and continue to assess, maintain and enhance the ongoing effectiveness of our information security systems. However, the techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognizable until launched against a target. Accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. It is therefore possible that in the future we may suffer a criminal attack, unauthorized parties may gain access to personal information in our possession and we may not be able to identify any such incident in a timely manner. Additionally, security or cybersecurity measures that we implement may possibly have the effect of making our websites or mobile platforms less user-friendly or seamless for customers, which could reduce traffic on, and sales through, those channels.

As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we incurred costs in recent fiscal years associated with a cyber-attack that we discovered in January 2014 relating to the clandestine installation of malicious software on our computer systems that attempted to collect payment card data (the “Cyber-Attack”), including investigative, legal and other costs. In the future, state enforcement authorities may also impose fines or other remedies against us. Such costs are not currently estimable but could be material to our future results of operations.

As described in Note 11 of the Notes to Consolidated Financial Statements in Item 15, the Cyber-Attack gave rise to putative class action litigation on behalf of customers and regulatory investigations. This putative class action has settled, but final court approval of the settlement is pending. At this point, we are unable to predict the developments in, outcome of, and economic and other consequences of pending litigation or government inquiries related to this matter. Any future criminal cyber-attack or data security incident may damage our reputation and relationships with our customers and may result in additional regulatory investigations, legal proceedings or liability under laws that protect the privacy of personal information, all of which may adversely affect our business, financial condition and results of operations.

Conditions in the countries where we source our merchandise and international trade conditions could adversely affect us.

A substantial majority of our merchandise is manufactured overseas, mostly in Europe and, to a lesser extent, China, Mexico and South America, and delivered to us by our brand partners as finished goods. As a result, tariffs, political or financial instability, labor strikes, natural disasters or other events resulting in the disruption of trade or transportation from other countries or the imposition of additional regulations relating to foreign trade could cause significant delays or interruptions in the supply of our merchandise or increase our costs, either of which could have an adverse effect on our business. If we are forced to source merchandise from other countries, such merchandise might be more expensive or of a different or inferior quality from the merchandise we now sell. If we were unable to adequately replace the merchandise we currently source with merchandise produced elsewhere, our business could be adversely affected.

Additionally, current political issues in the U.S., the United Kingdom and other European countries have created significant uncertainty regarding international trade policy. In particular, all of the U.S., China and the European Union have recently indicated the possibility of imposing new or additional tariffs on the importation of certain products. These discussions and negotiations are ongoing, and it is not certain at this time whether and to what extent tariff impositions or modifications will impact the specific product categories that we import. These developments are widely anticipated to increase regulatory complexities and, potentially, lead to the increase or implementation of import tariffs that may affect our costs of importing merchandise. Major adverse changes in trade policy or relations, including the imposition of tariffs on goods that we import or export could adversely affect our results of operations.

 Our business is affected by foreign currency fluctuations and inflation.

We purchase a substantial portion of our inventory from foreign suppliers whose costs are affected by the fluctuation of their local currency against the U.S. dollar or who price their merchandise in currencies other than the U.S. dollar. While fluctuations in the Euro-U.S. dollar exchange rate can affect us most significantly, we source merchandise from numerous countries and thus are affected by changes in numerous other currencies and, generally, by fluctuations in the value of the U.S. dollar relative to such currencies. During fiscal year 2015, the U.S. dollar began to strengthen against the Euro and other international currencies and the U.S. dollar remained relatively strong through fiscal year 2018. The United Kingdom's June 2016 referendum to leave the European Union caused the values of the Euro and the British pound to decline further relative to the U.S. dollar and has created market uncertainty with respect to the future strength of the Euro and the British pound, which may contribute to continued strength of the U.S. dollar relative to those currencies. We believe a stronger U.S. dollar may (i) create disincentives to, or changes in the pattern, practice or frequency of, travel to and spending by foreign tourists in the regions in which we operate our retail stores and (ii) increase U.S. consumers’ willingness or ability to travel abroad and purchase merchandise we offer for sale at relatively lower prices from foreign retailers. See "A significant portion of our revenue is from our stores in four states, which exposes us to economic circumstances or catastrophic occurrences affecting those states" above. In addition, we believe a strengthening of the U.S. dollar relative to foreign currencies, most notably the Euro, may impact the retail prices of merchandise offered for sale and/or our cost of goods sold. Any of these effects or their continuation could cause our revenues or product margins to decrease.

We have also experienced certain inflationary effects in our cost base due to increases in selling, general and administrative expenses. Inflation can negatively impact our margins and profitability if we are unable to increase prices or cut costs to offset the effects of inflation in our cost base.

Newly enacted federal tax laws, such as the Tax Cuts and Jobs Act, or regulations and future changes in the U.S. federal or state taxation of businesses will limit the amount of interest expense that we may deduct, may impact our effective tax rate or may adversely affect our business, financial condition and operating results.

The Tax Cuts and Jobs Act ("Tax Reform") was signed into law on December 22, 2017 and significantly changed existing tax law, including a reduction in the statutory corporate income tax rate to 21%, a new limitation on the deductibility of business interest expense, restrictions on the use of net operating loss carryforwards arising in taxable years beginning after December 31, 2017 and significant changes to the taxation of income earned from foreign sources and foreign subsidiaries.

For taxable years beginning after December 31, 2017, our deduction of net business interest expenses for each taxable year is limited generally to 30% of our “adjusted taxable income,” which is an amount that is similar to EBITDA for taxable years beginning before January 1, 2022, and similar to earnings before interest and taxes (“EBIT”) for taxable years beginning after January 1, 2022. Any excess business interest not allowed as a deduction in a taxable year as a result of the limitation generally will carry forward to the next year.

There is no grandfather provision for outstanding debt prior to the effective date of these rules. This is a significant change from prior law, which could increase our tax liability as we expect it will significantly reduce the portion of our substantial interest expense that we are able to deduct.

Under the new Tax Reform, our deduction of net operating loss carryforwards will be limited to 80% of our taxable income for net operating losses generated in taxable years beginning after December 31, 2017. Excess net operating losses generated in taxable years ending after December 31, 2017 generally may not be carried back, but may be carried forward indefinitely. If our net operating loss carryforwards are limited, and we have taxable income that exceeds the available net operating loss carryforwards for that period, we would incur an income tax liability even though net operating loss carryforwards may be available in future years. Any such income tax liability may adversely affect our future cash flow and financial results.

The Tax Reform also authorizes the Treasury Department to issue regulations with respect to the new provisions. We may not be able to accurately predict how the changes in the Tax Reform, regulations, or other guidance issued under it or conforming or non-conforming state tax rules might affect us or our business. In addition, there can be no assurance that U.S. tax laws, including the corporate income tax rate, would not undergo significant changes in the future.

We may become subject to additional sales tax collection obligations and claims for uncollected amounts.

In recent years, a number of states have adopted or considered adopting legislation requiring out-of-state retailers to collect and remit sales tax on internet sales transactions into those states where they have no physical presence. We continually monitor developments in this legislation or potential legislation.

The United States Supreme Court's June 2018 decision in South Dakota v. Wayfair, Inc. significantly increased the ability of states to impose sales tax collection responsibilities on out-of-state retailers, including us. The ruling is widely expected to result in an increased number of states seeking to expand the applicability of their own laws regarding sales tax "nexus." If this occurs, we may become required to collect and remit sales tax on transactions in more jurisdictions than we are currently required to. The imposition of sales tax on our transactions in certain jurisdictions that currently do not require sales tax collection could reduce customer demand for those sales or cause customers in those jurisdictions to seek to obtain that merchandise through alternative channels. We could also become subject to additional costs and administrative requirements to collect and remit sales tax in additional jurisdictions. At this time we are not able to predict the extent to which we or our products may become subject to additional state or local sales tax requirements. Further, we may be subject to the retroactive assessment of state or local sales taxes in certain jurisdictions. Such assessments may adversely affect our future cash flow and financial results.

Funding requirements or benefit payment costs under our pension plan could impact our financial results and cash flows.

We sponsor a defined benefit pension plan and we are required to make funding contributions to the plan to maintain its funded status. Funding requirements are based on, among other things, actuarial assumptions regarding benefit costs and anticipated future returns on plan assets (which depend in part on future interest rates). Significant changes in interest rates, actuarial assumptions (including expected mortality rates), fluctuations in the fair value of plan assets and benefit payments could affect the funded status of our Pension Plan (as defined below) and could increase future funding requirements. Any significant increase in pension plan funding requirements or a decision to make voluntary lump-sum payments to plan participants could negatively impact our cash flows, financial condition, liquidity or results of operations.

Economic, political and other risks associated with our international operations could adversely affect our revenues and international growth prospects.
As part of our business strategy, we intend to increase our sales outside the United States. We have limited experience operating overseas subsidiaries and managing non‑U.S. employees and, as a result, may encounter cultural challenges with local practices and customs that may result in harm to our reputation and the value of our brands. Our international revenues are subject to a number of risks inherent to operating in foreign countries, and any expansion of our international operations will increase the effects of these risks. These risks include: (i) political or civil instability of foreign markets (including acts of terrorism) and general economic conditions; (ii) restrictive trade policies; (iii) sudden policy changes by regulatory agencies or governments; (iv) the imposition of, or increase in, duties, taxes, government royalties or non‑tariff trade barriers; (v) difficulty in collecting international accounts receivable and potentially longer payment cycles; (vi) restrictions on repatriation of cash and investments in operations in certain countries; (vii) problems entering international markets with different cultural bases, labor markets, consumer preferences and competitive environments; (viii) labor unrest in foreign markets; (ix) compliance with laws and regulations applicable to international operations, such as the Foreign Corrupt Practices Act and regulations promulgated by the Office of Foreign Asset Control as well as the U.K. Bribery Act; and (x) operating in new, developing or other markets in which there are significant uncertainties regarding the interpretation, application and enforceability of laws and regulations relating to contract and intellectual property rights. Any of these risks could have a material adverse effect on our international operations and our growth strategy.
We outsource certain business processes to third party vendors, which subjects us to risks, including disruptions in our business, compromise of data and increased costs.

We outsource certain technology-related and other processes to third parties and expect this trend to continue. These include credit card authorization and processing, insurance claims processing, payroll processing, record keeping for retirement and benefit plans and certain information technology functions, including cloud-based systems and services. In addition, we depend on third party vendors for delivery of our merchandise from manufacturers and to our customers. We review outsourcing alternatives on a regular basis and may decide to outsource additional processes in the future. If third party providers fail to meet our performance standards and expectations, including with respect to data security and cost, our reputation, revenues and results of operations could be adversely affected. In addition, we could face increased costs associated with finding replacement vendors or hiring new employees to provide these services in-house.

The loss of senior management or attrition among our buyers or key sales associates could adversely affect our business.

Our success in the global luxury merchandise industry is dependent on our senior management team, buyers and key sales associates. We rely on the experience of our senior management, and their knowledge of our business and industry would be difficult to replace. Several executives have departed the Company in recent fiscal years, and such departures cause us to incur costs and divert of management attention to locate and retain quality replacements and to fulfill the functions of those positions until they are filled. Additionally, if we were to lose a portion of our buyers or key sales associates, our ability to benefit from long-standing relationships with key designers or to provide relationship-based customer service could suffer. We may not be able to retain our current senior management team, buyers or key sales associates and the loss of any of these individuals could adversely affect our business. We do not maintain key person insurance on any employee.

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

Credit card operations, such as our proprietary program through Capital One, are subject to numerous federal and state laws, such as the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the "CARD Act") and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider . The CARD Act included new and revised rules and restrictions on credit card pricing, finance charges and fees, customer billing practices and payment application. The Dodd-Frank Act was enacted in July 2010 and increased the regulatory requirements affecting providers of consumer credit. These changes significantly restructured regulatory oversight and other aspects of the financial industry, created a new federal agency to supervise and enforce consumer lending laws and regulations and expanded state authority over consumer lending. Additional regulation under these statutes and interpretations of these new rules may be implemented and we may be required to make changes to our credit card practices and systems. Any regulation or change in the regulation of credit arrangements, pursuant to the CARD Act, the Dodd-Frank Act or otherwise, that would materially limit the availability of credit to our customer base could adversely affect our business.

We are subject to risks associated with owning and leasing substantial amounts of real estate.

We own or lease substantial amounts of real estate, primarily our retail stores and office facilities, and many of the stores we own are subject to ground leases or operating covenants. Accordingly, we are subject to all of the risks associated with owning and leasing real estate. In particular, the value of the relevant assets could decrease, or costs to operate stores could increase, in either case because of changes in the supply or demand of available store locations, demographic trends or the overall investment climate for real estate. Pursuant to the operating covenants in certain of our leases and due to the fact that we generally cannot cancel our leases at our option without incurring potentially significant exit costs, we could be required to continue to maintain, operate and make lease payments on a store that no longer meets our performance expectations, requirements or current operating strategies. If we determine that it is in our interest to close, downsize or relocate a store, there is no assurance that we will be able to successfully negotiate such actions with our landlord(s) and we may incur significant termination and exit costs as well as lost sales. The terms of our real estate leases, including renewal options, range from one to 130 years. We believe that we have been able to lease real estate on favorable terms, but there is no guarantee that we will be able to continue to negotiate these terms in the future. If we are not able to enter into new leases or renew existing leases on terms acceptable to us, our business and results of operations could be adversely affected.

Our ability to timely deliver merchandise to our stores and customers is dependent on a limited number of distribution facilities. The loss of, or disruption in, one or more of our distribution facilities could adversely affect our business and operations.

We operate a limited number of distribution facilities and we must continually make investments in our distribution network in order to preserve its effectiveness and efficiency. Our ability to meet the needs of our retail stores and online operations depends on the proper operation of these distribution facilities. Although we believe that we have appropriate contingency plans, unforeseen disruptions in operations due to freight difficulties, strikes, fire, weather conditions, natural disasters or for any other reason may result in the loss of inventory and/or delays in the delivery of merchandise to our stores and customers. In such an event, our customers may decide to purchase merchandise from our competitors instead of from us. In addition, we could incur higher costs and longer lead times associated with the distribution of our merchandise during the time it takes to reopen or replace a damaged facility. Any of the foregoing factors could adversely affect our business, financial condition and results of operations.

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

Extreme weather conditions in the areas in which our stores are located, particularly in markets where we have multiple stores, could adversely affect our business. Heavy snowfall, rainfall or other extreme weather conditions over a prolonged period might make it difficult for our customers to travel to our stores and thereby reduce our revenues and profitability. During the first quarter of fiscal year 2018, Hurricane Harvey and Hurricane Irma significantly impacted our stores in Houston, Texas and in Florida, requiring these stores to close for several days at a time and impacting our customers’ ability and willingness to shop at those locations. Given the importance of these stores to our business, those closures negatively impacted our results of operations for the first quarter of fiscal year 2018. Our business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of our inventory incompatible with those unseasonable conditions. Reduced sales from extreme or prolonged unseasonable weather conditions could adversely affect our business.

Our failure to comply with, or developments in, laws, rules or regulations could affect our business or results of operations.

We are subject to customs, anti-corruption laws, truth-in-advertising, intellectual property, labor and other laws, including consumer protection regulations, credit card regulations, environmental laws and zoning and occupancy ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise, regulate wage and hour matters with respect to our employees and govern the operation of our retail stores and warehouse facilities. Although we undertake to monitor our compliance with and developments in these laws, rules and regulations, if these laws are violated by us or our importers, designers, manufacturers, distributors or other business partners, or if the interpretation of these laws, rules or regulations changes, we could experience delays in shipments and receipt of merchandise, suffer damage to our reputation or be subject to fines or other penalties under the controlling regulations, any of which could adversely affect our business or results of operations. For a more detailed description of current lawsuits and other litigation to which we are party, see Note 11 of the Notes to Consolidated Financial Statements in Item 15.

If we are unable to enforce our intellectual property rights, if we are accused of infringing a third party’s intellectual property rights, or if the merchandise we purchase from brand partners is alleged to have infringed a third party’s intellectual property rights, our business or results of operations may be adversely affected.
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
We purchase merchandise from brand partners that may incorporate protected intellectual property and we do not independently investigate whether these brand partners legally hold intellectual property rights to merchandise that they are manufacturing or distributing. As a result, we rely upon the brand partners’ representations and indemnifications set forth in our purchase orders and supplier agreements concerning their right to sell us the products that we purchase from them. If a third party claims to have rights with respect to merchandise we purchased from a brand partner, or if we acquire unlicensed merchandise, we could be obligated to remove such merchandise from our stores, incur costs associated with destruction of such merchandise if the distributor or brand partner is unwilling or unable to reimburse us and be subject to liability under various civil and criminal causes of action, including actions to recover unpaid royalties and other damages and injunctions. Any of these results could harm our brand image and have a material adverse effect on our business and growth.
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
We use a combination of insurance and self‑insurance plans to provide for potential liabilities for workers’ compensation, general liability, business interruption, property and directors’ and officers’ liability insurance, vehicle liability and employee health care benefits. Our insurance coverage may not be sufficient, and any insurance proceeds may not be timely paid to us. In addition, liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions, and our business, financial condition and results of operations may be adversely affected if such assumptions are incorrect.
Risks Related to our Indebtedness

Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to fulfill our obligations with respect to such indebtedness.

As of July 28, 2018, the principal amount of our total indebtedness was approximately $4.7 billion, and we had unused commitments under our revolving credit facilities available to us of $726.6 million, subject to a borrowing base, of which (i) $90.0 million of such capacity is available to us subject to certain restrictions as more fully described in Note 7 of the Notes to Consolidated Financial Statements in Item 15 and (ii) $26.0 million of such capacity is available only to MyTheresa under its credit facilities and not to our U.S. operations.

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

•	limiting our ability to pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock;

•	increasing our vulnerability to general adverse economic, industry and competitive conditions and government regulations;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our credit facilities, are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete and our ability to take advantage of new business opportunities;

•	placing us at a competitive disadvantage compared to other, less leveraged competitors;

•	increasing our cost of borrowing; and

•
causing our suppliers or other parties with which we maintain business relationships to experience uncertainty about our future and seek alternative relationships with third parties or seek to alter their business relationships with us.

We may also incur substantial indebtedness in the future, subject to the restrictions contained in the indentures governing the Notes (as defined below) and the credit agreements governing our credit facilities. If such new indebtedness is in an amount greater than our current indebtedness levels, the related risks that we now face could intensify. However, we cannot assure you that any such additional financing will be available to us on acceptable terms or at all. See “Our ability to obtain adequate financing or raise capital in the future may be limited” below.
Our ability to obtain adequate financing or raise capital in the future may be limited.
Our business and operations may consume resources faster than we anticipate or generate less cash than we anticipate. To support our operating strategy, we must have sufficient capital to continue to make significant investments in our new and existing stores, online operations and advertising. While some of these investments can be financed with borrowings under our asset-based revolving credit facility (the "Asset-Based Revolving Credit Facility"), the amount of such borrowings is limited to a periodic borrowing base valuation of our accounts receivable and domestic inventory and is therefore potentially subject to significant fluctuations, as well as certain discretionary rights of the administrative agent of our Asset-Based Revolving Credit Facility in respect of the calculation of such borrowing base value.
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
Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and results of operations, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory and other factors beyond our control. As a result, we cannot assure you that our business will generate a level of cash flows from operating activities sufficient to permit us to make payments on our indebtedness. All future interest payments related to our total indebtedness must be remitted in cash as no further payment-in-kind options are available related to our PIK Toggle Notes.

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

Our indebtedness currently has a non-investment grade rating, and any rating assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes in our business, warrant.  Our indebtedness was downgraded twice by Standard & Poor’s and once by Moody’s during fiscal year 2017. Any future actual or perceived adverse changes to our capital structure or to our earnings could result in additional downgrades. Any further downgrade by any ratings agency may increase the interest rate on our Senior Secured Credit Facilities, limit our access to brand partner financing on favorable terms or otherwise result in higher borrowing costs, and likely would make it more difficult or more expensive for us to obtain additional debt financing.

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

We and our subsidiaries may incur significant additional indebtedness in the future.  Although the indentures governing the Notes and the credit agreements governing our Senior Secured Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial.  As of July 28, 2018, our Asset-Based Revolving Credit Facility and our mytheresa.com credit facilities (the "mytheresa.com Credit Facilities") provide for borrowings of unused commitments of up to $726.6 million, subject to a borrowing base, of which (i) $90.0 million of such capacity is available to us subject to certain restrictions as more fully described in Note 7 of the Notes to Consolidated Financial Statements in Item 15 and (ii) $26.0 million of such capacity is available only to MyTheresa under its credit facilities and not to our U.S. operations. Additionally, (i) our Senior Secured Term Loan Facility may be increased by an amount equal to (x) $650.0 million plus (y) an unlimited amount so long as, in the case of new indebtedness secured on a pari passu basis with our Senior Secured Term Loan Facility, on a pro forma basis our maximum senior secured first lien net leverage ratio, as defined in the credit agreement governing the Senior Secured Term Loan Facility, does not exceed 4.25 to 1.00, and in the case of new indebtedness secured on a junior basis to our Senior Secured Term Loan Facility, subordinated in right of payment to our Senior Secured Term Loan Facility or, in the case of certain incremental equivalent loan debt, unsecured and pari passu in right of payment with our Senior Secured Term Loan Facility, on a pro forma basis our maximum total net leverage ratio, as defined in the credit agreement governing the Senior Secured Term Loan Facility, does not exceed 7.00 to 1.00, in each case subject to certain conditions, and (ii) our Asset-Based Revolving Credit Facility can be increased by up to $200.0 million.  If new debt is added to our current debt levels, the related risks that we and the guarantors now face would increase.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Borrowings under our Senior Secured Credit Facilities are at variable rates of interest and expose us to interest rate risk.  We have hedged a portion of our variable rate debt obligations against interest rate fluctuations by using standard hedging instruments, but we are not required to do so and may not continue to do so in the future. Prior to fiscal year 2018, interest rates were at historically low levels.  If interest rates continue to increase and we are unable to effectively hedge our interest rate risk, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed may remain the same, and our net earnings and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all revolving loans are fully drawn (and to the extent that LIBOR is in excess of the 1.00% floor rate with respect to our Senior Secured Term Loan Facility), each quarter point change in interest rates would result in a $5.8 million change in annual interest expense on the indebtedness under our Senior Secured Credit Facilities, taking into account the effect of existing interest rate hedging arrangements.  To reduce interest rate volatility, we have entered into interest rate swaps that involve the exchange of floating for fixed rate interest payments on a portion of our floating rate indebtedness from December 2016 through October 2020. However, we are exposed to interest rate risk for the portion of our variable rate indebtedness not covered by those swap agreements. Additionally, such hedging arrangements may not fully mitigate our interest rate risk and may subject us to mark-to-market losses when they are adjusted to reflect changes in fair value from time to time in accordance with accounting rules.

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

Properties that we use in our operations include Neiman Marcus stores, Bergdorf Goodman stores, Last Call stores, and distribution, support and office facilities. As of July 28, 2018, the approximate aggregate square footage of the properties used in our operations was as follows:

	Owned	Owned Subject to Ground Lease	Leased	Total
Neiman Marcus Stores	856,000	2,329,000	2,411,000	5,596,000
Bergdorf Goodman Stores	—	—	316,000	316,000
Last Call Stores and Other	—	—	646,000	646,000
Distribution, Support and Office Facilities	1,330,000	150,000	1,622,000	3,102,000

Neiman Marcus Stores.  As of July 28, 2018, we operated 42 Neiman Marcus stores, with an aggregate total property size of approximately 5,596,000 square feet.  The following table sets forth certain details regarding each Neiman Marcus store:

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

(1)           Leased.

Last Call Stores.  As of July 28, 2018, we operated 24 Last Call stores in 11 states that average approximately 25,000 square feet each in size. During fiscal year 2017, we began a process to assess our Last Call footprint and closed four of our Last Call stores. In fiscal year 2018, we closed 14 additional Last Call stores in order to optimize our Last Call store portfolio. We will continue to evaluate our off-price business and seek to optimize the operations of Last Call in the future.

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

Lease Terms.  We lease a significant percentage of our stores and, in certain cases, the land upon which our stores are located.  The terms of these leases, assuming all outstanding renewal options are exercised, range from one to 130 years.  The lease on the Bergdorf Goodman Main Store expires in 2050, with no renewal options, and the lease on the Bergdorf Goodman Men’s Store expires in 2030, with no renewal options.  Most leases provide for fixed monthly rentals or contingent rentals based upon revenues in excess of stated amounts and normally require us to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs.

For further information on our properties and lease obligations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 of the Notes to Consolidated Financial Statements in Item 15.

ITEM 3.     LEGAL PROCEEDINGS

Information for this item is included in Note 11 of the Notes to Consolidated Financial Statements in Item 15, and incorporated herein by reference.

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

We did not declare or pay any dividends, distributions or other amounts on our membership unit in fiscal year 2018 or 2017.

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

	Fiscal year ended				Thirty-nine weeks ended	Thirteen weeks ended
	July 28, 2018	July 29, 2017	July 30, 2016	August 1, 2015	August 2, 2014	November 2, 2013
(in millions, except per share data)	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
OPERATING RESULTS DATA
Revenues	$4,900.4	$4,706.0	$4,949.5	$5,095.1	$3,710.2	$1,129.1
Cost of goods sold including buying and occupancy costs (excluding depreciation)	3,320.8	3,220.0	3,322.5	3,305.5	2,563.0	685.4
Selling, general and administrative expenses (excluding depreciation)	1,179.6	1,129.3	1,117.9	1,162.1	835.0	266.4
Income from credit card program	(46.4)	(60.1)	(60.6)	(52.8)	(40.7)	(14.7)
Depreciation and amortization (1)	312.2	329.5	338.1	322.8	262.0	46.0
Impairment charges (2)	—	510.7	466.2	—	—	—
Operating earnings (loss)	96.5	(453.2)	(261.7)	318.0	8.8	32.1
Net earnings (loss)	$251.1	$(531.8)	$(406.1)	$14.9	$(134.1)	$(13.1)

BALANCE SHEET DATA (at period end)
Total assets	$7,545.9	$7,703.5	$8,256.9	$8,719.8	$8,574.9
Total liabilities	6,786.7	7,236.9	7,313.8	7,306.0	7,142.3
Long-term debt, net of debt issuance costs (excluding current maturities)	$4,623.2	$4,675.5	$4,584.3	$4,556.0	$4,432.8

	Fiscal year ended				Thirty-nine weeks ended	Thirteen weeks ended
	July 28, 2018	July 29, 2017	July 30, 2016	August 1, 2015	August 2, 2014	November 2, 2013
(dollars in millions, except sales per square foot)	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
OTHER DATA
Change in comparable revenues (3)	4.9%	(5.2)%	(4.1)%	3.9%	5.4%	5.7%
Percentage of revenues transacted online	34.5%	31.3%	29.0%	26.3%	24.6%	21.4%
Number of full-line stores open at period end	44	44	44	43	43	43
Sales per square foot (4)	$510	$505	$548	$590	$440	$138

Adjusted EBITDA (5)	$477.1	$433.8	$584.9	$710.6	$501.3	$197.2
Adjusted EBITDA as a percentage of revenues	9.7%	9.2%	11.8%	13.9%	13.5%	17.5%

Capital expenditures (6)	174.6	$204.6	$301.4	$270.5	$138.0	$36.0
Depreciation expense	214.5	225.5	226.9	185.6	113.3	34.2
Rent expense and related occupancy costs	122.5	116.1	119.4	117.1	79.6	24.1

(1)	Amounts include incremental depreciation expense arising from fair value adjustments recorded in connection with purchase accounting.

(2)
Based upon our assessment of economic conditions in fiscal years 2017 and 2016, our expectations of future business conditions and trends, our projected revenues, earnings and cash flows as well as other market factors such as the weighted average cost of capital and valuation multiples, we determined certain of our tradenames, goodwill and long-lived assets to be impaired and recorded impairment charges aggregating $510.7 million in fiscal year 2017 and aggregating $466.2 million in fiscal year 2016.

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

(6)
Amounts represent gross capital expenditures and exclude developer contributions of $50.3 million, $37.4 million, $38.3 million, $34.7 million, $5.7 million and $0.0 million, respectively, for the periods presented.

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

Overview

Neiman Marcus Group LTD LLC ("the Company") is a luxury omni-channel retailer conducting store and online operations principally under the Neiman Marcus, Bergdorf Goodman, Last Call and MyTheresa brand names.  References to “we,” “our” and “us” are used to refer to the Company or collectively to the Company and its subsidiaries, as appropriate to the context. The Company is a subsidiary of Mariposa Intermediate Holdings LLC ("Holdings"), which in turn is a subsidiary of Neiman Marcus Group, Inc., a Delaware corporation ("Parent"). Parent is owned by entities affiliated with Ares Management, L.P. and Canada Pension Plan Investment Board (together, the "Sponsors") and certain co-investors. The Company's operations are conducted through its direct wholly owned subsidiary, The Neiman Marcus Group LLC ("NMG"). The Sponsors acquired the Company on October 25, 2013 (the "Acquisition"). Prior to the Acquisition, we were owned by Newton Holding, LLC, which was controlled by investment funds affiliated with TPG Global, LLC (collectively with its affiliates, "TPG") and Warburg Pincus LLC (together with TPG, the "Former Sponsors").

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

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  All references to (i) fiscal year 2018 relate to the fifty-two weeks ended July 28, 2018, (ii) fiscal year 2017 relate to the fifty-two weeks ended July 29, 2017 and (iii) fiscal year 2016 relate to the fifty-two weeks ended July 30, 2016. References to fiscal year 2015 and years preceding and fiscal year 2019 and years thereafter relate to our fiscal years for such periods.

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

•
our digital strategies, which advance our ability to leverage data and analytics to deliver more insight into customer preferences and behaviors. We believe these strategies will strengthen our position as a leader in luxury retail by improving our ability to anticipate and address our customers' evolving shopping behaviors; and

•
the launch of an integrated merchandising and distribution system in fiscal year 2017 that enables us to purchase, share, manage and sell our inventories across our omni-channel operations and brands more efficiently;

•
We have assessed and will continue to assess our Last Call operations. During fiscal year 2017, we began a process to assess our Last Call footprint and closed four of our Last Call stores. In fiscal year 2018, we closed 14 additional Last Call stores in order to optimize our Last Call store portfolio. We will continue to evaluate our off-price business and seek to optimize the operations of Last Call in the future;

•
We have re-engineered and will continue to re-engineer our costs to optimize our resources and organizational processes. In connection with these efforts, we eliminated a total of approximately 800 positions during fiscal years 2017 and 2016 across our stores, divisions and facilities; and

•
We are making capital investments to remodel our existing stores as well as to open new stores in select markets such as New York City (currently scheduled to open in March 2019) and Fort Worth, Texas (opened in February 2017).

Summary of Results of Operations

A summary of our results of operations is as follows:

•
Revenues — Our revenues for fiscal year 2018 were $4,900.4 million, an increase of 4.1% from $4,706.0 million in fiscal year 2017. Comparable revenues for fiscal year 2018 increased 4.9% compared to fiscal year 2017. In fiscal year 2018, revenues generated by our online operations were $1,692.1 million, or 34.5% of consolidated revenues. Comparable revenues from our online operations in fiscal year 2018 increased 15.0% from fiscal year 2017.

Additionally, in fiscal year 2018, revenues generated by our MyTheresa operations were $364.1 million, or 7.4% of consolidated revenues. Comparable revenues from our MyTheresa operations in fiscal year 2018 increased 37.1% from fiscal year 2017.

•
Cost of Goods Sold Including Buying and Occupancy Costs (Excluding Depreciation) ("COGS") — Compared to fiscal year 2017, COGS as a percentage of revenues decreased 60 basis points in fiscal year 2018. The decrease in COGS, as a percentage of revenues, was primarily attributable to:

•
higher net product margins due primarily to lower markdowns and promotional costs driven by a higher level of customer demand, a higher level of full-price sales and improved inventory productivity driven by the reduction in on-hand inventories; partially offset by

•	unfavorable shrink adjustments as a result of physical inventory counts in the fourth quarter of fiscal year 2018; and

•	closed store liquidation markdown requirements related to the closing of 14 Last Call stores in fiscal year 2018.

At July 28, 2018, consolidated inventories totaled $1,115.8 million, a 3.3% decrease from July 29, 2017. Merchandise inventories supporting our U.S. operations decreased 7.2% and merchandise inventories supporting our MyTheresa operations increased 44.9% from the prior fiscal year. We have worked aggressively to ensure our inventory levels and purchases are aligned with anticipated future customer demand and experienced significant improvement in inventory alignment during fiscal year 2018.

•
Selling, General and Administrative Expenses (Excluding Depreciation) ("SG&A") — Compared to fiscal year 2017, SG&A expenses excluding net incentive compensation costs and other benefits decreased, as a percentage of revenues, 60 basis points in fiscal year 2018. The lower levels of SG&A expenses excluding net incentive compensation costs, as a percentage of revenues, were primarily attributable to:

•
favorable payroll and related costs driven by (i) our ongoing strategic initiatives, (ii) lower benefits costs incurred and (iii) the leveraging of these expenses on higher revenues; partially offset by

•	higher marketing expenses, related primarily to the growth in our online operations.

Net incentive compensation costs and other benefits costs increased approximately 70 basis points in fiscal year 2018. Those increases were due primarily to (i) higher levels of current and long-term cash incentive costs resulting from our improved financial performance and (ii) non-cash charges related to the modifications of certain stock options, net of (iii) a non-cash gain related to a change in our vacation policy.

Compared to the prior year, our total SG&A expenses including net incentive compensation costs and other benefits, as a percentage of revenues, increased approximately 10 basis points in fiscal year 2018.

Liquidity

At July 28, 2018, we had outstanding revolving credit facilities aggregating $927.4 million consisting of (i) our Asset-Based Revolving Credit Facility of $900.0 million in the U.S. and (ii) the mytheresa.com Credit Facilities of $27.4 million, or €23.5 million. Pursuant to these credit facilities, we had outstanding borrowings under our Asset-Based Revolving Credit Facility of $159.0 million and outstanding letters of credit and guarantees of $3.2 million. Our borrowings under these credit facilities fluctuate based on our seasonal working capital requirements, which generally peak in our first and third quarters. At July 28, 2018, we had unused borrowing commitments aggregating $726.6 million, subject to a borrowing base, of which (i) $90.0 million of such capacity is available to us subject to certain restrictions as more fully described in Note 7 of the Notes to Consolidated Financial Statements in Item 15 and (ii) $26.0 million of such capacity is available only to MyTheresa and not to our U.S. operations. Additionally, we held cash and cash equivalents and credit card receivables of $72.2 million bringing our available liquidity to $798.8 million at July 28, 2018, inclusive of the amount available to MyTheresa. We believe that cash generated from our operations along with our existing cash balances and available sources of financing will enable us to meet our anticipated cash obligations during the next 12 months.

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

Results of Operations

Performance Summary

The following table sets forth certain items expressed as percentages of revenues for the periods indicated:

	Fiscal year ended
	July 28, 2018	July 29, 2017	July 30, 2016

Revenues	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs (excluding depreciation)	67.8	68.4	67.1
Selling, general and administrative expenses (excluding depreciation)	24.1	24.0	22.6
Income from credit card program	(0.9)	(1.3)	(1.2)
Depreciation expense	4.4	4.8	4.6
Amortization of intangible assets	1.0	1.1	1.2
Amortization of favorable lease commitments	1.0	1.1	1.1
Other expenses	0.8	0.6	0.5
Impairment charges	—	10.9	9.4
Operating earnings (loss)	2.0	(9.6)	(5.3)
Interest expense, net	6.3	6.3	5.8
Earnings (loss) before income taxes	(4.3)	(15.9)	(11.1)
Income tax expense (benefit)	(9.4)	(4.6)	(2.9)
Net earnings (loss)	5.1%	(11.3)%	(8.2)%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated:

	Fiscal year ended
	July 28, 2018	July 29, 2017	July 30, 2016

Change in comparable revenues (1)
Total revenues	4.9%	(5.2)%	(4.1)%
Online revenues	15.0%	2.5%	4.4%

Percentage of revenues transacted online	34.5%	31.3%	29.0%

Store count
Neiman Marcus and Bergdorf Goodman full-line stores open at end of period	44	44	44
Last Call stores open at end of period	24	38	42

Sales per square foot (2)	$510	$505	$548

Capital expenditures (3)	174.6	204.6	301.4
Depreciation expense	214.5	225.5	226.9
Rent expense and related occupancy costs	122.5	116.1	119.4

Non-GAAP financial measures
EBITDA (4)	$408.7	$(123.7)	$76.4
Adjusted EBITDA (4)	$477.1	$433.8	$584.9

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

(3)	Amounts represent gross capital expenditures and exclude developer contributions of $50.3 million, $37.4 million and $38.3 million, respectively, for the periods presented.

(4)	For an explanation of EBITDA and Adjusted EBITDA as measures of our operating performance and a reconciliation to net earnings (loss), see “—Non-GAAP Financial Measures.”

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

Our revenues and earnings can also be affected by our relationships with sources of merchandise and the terms on which they are willing to supply to us. Certain of our top designer brand partners have converted or are considering converting from wholesale arrangements to concession arrangements, whereby the designer merchandises its boutique within our store and pays us a pre-determined percentage of revenues derived from the sale of such merchandise. See Item 1A. “Risk Factors—Risks Related to Our Business and Industry—We are dependent on our relationships with certain designers, brand partners and other sources of merchandise.”

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise. These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold. We received vendor allowances of $79.1 million, or 1.6% of revenues, in fiscal year 2018, $83.6 million, or 1.8% of revenues, in fiscal year 2017 and $100.8 million, or 2.0% of revenues, in fiscal year 2016. The amounts of vendor allowances we receive fluctuate based partially on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during fiscal years 2018, 2017 or 2016.

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

Advertising costs consist primarily of (i) online marketing costs, (ii) advertising costs incurred related to the production of the photographic content for our websites and (iii) costs incurred related to the production, printing and distribution of our print catalogs and other promotional materials mailed to our customers. Net marketing and advertising expenses were $225.3 million, or 4.6% of revenues, in fiscal year 2018, $200.3 million, or 4.3% of revenues, in fiscal year 2017 and $195.9 million, or 4.0% of revenues, in fiscal year 2016. The increase in net marketing and advertising expenses as a percentage of revenue of approximately 30 basis points in fiscal year 2018 from the prior year consisted of (i) approximately 10 basis points in support of our U.S. operations and (ii) approximately 20 basis points related to the expansion of our international footprint through MyTheresa.

We receive advertising allowances from certain of our merchandise vendors. Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media and digital media. Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned. Advertising allowances collected were approximately $45.6 million, or 0.9% of revenues, in fiscal year 2018, $50.1 million, or 1.1% of revenues, in fiscal year 2017 and $54.8 million, or 1.1% of revenues, in fiscal year 2016.

We also receive allowances from certain merchandise vendors in connection with compensation programs for employees who sell the vendor’s merchandise. These allowances are netted against the related compensation expenses that we incur. Amounts received from vendors related to compensation programs were $58.6 million, or 1.2% of revenues, in fiscal year 2018, $62.4 million, or 1.3% of revenues, in fiscal year 2017 and $70.3 million, or 1.4% of revenues, in fiscal year 2016.

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

The Tax Cuts and Jobs Act ("Tax Reform") was signed into law on December 22, 2017. Among numerous provisions included in the Tax Reform was the reduction of the corporate federal income tax rate from 35% to 21%. In connection with our application of the new federal statutory rate, we are measuring our long-term deferred income taxes at the new lower rate which has resulted in non-cash benefits aggregating $391.6 million in fiscal year 2018.

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

Results of Operations for the Fiscal Year Ended July 28, 2018 Compared to the Fiscal Year Ended July 29, 2017

Revenues.  Our revenues for fiscal year 2018 of $4,900.4 million increased by $194.5 million, or 4.1%, from $4,706.0 million in fiscal year 2017. Comparable revenues for fiscal year 2018 were $4,900.4 million compared to $4,670.7 million in fiscal year 2017, representing an increase of 4.9%.

Revenues generated by our online operations in fiscal year 2018 were $1,692.1 million, or 34.5% of consolidated revenues. Comparable revenues from our online operations in fiscal year 2018 increased 15.0% from the prior fiscal year.

Additionally, in fiscal year 2018, revenues generated by our MyTheresa operations were $364.1 million, or 7.4% of consolidated revenues. Comparable revenues from our MyTheresa operations in fiscal year 2018 increased 37.1% from fiscal year 2017.
Cost of Goods Sold Including Buying and Occupancy Costs (Excluding Depreciation). COGS as a percentage of revenues decreased to 67.8% of revenues in fiscal year 2018 from 68.4% of revenues in fiscal year 2017. The components of COGS expense consisted of:

	Fiscal year ended
	July 28, 2018		July 29, 2017
(in millions, except percentages)	$	% of revenues	$	% of revenues

COGS excluding closed store liquidation markdowns	$3,308.4	67.5%	$3,220.0	68.4%
Closed store liquidation markdowns	12.4	0.3%	—	—%
Total COGS	$3,320.8	67.8%	$3,220.0	68.4%

COGS excluding closed store liquidation markdowns decreased as a percentage of revenues by 90 basis points compared to the prior year due primarily to higher net product margins attributable to:

•
lower markdowns and promotional costs of approximately 130 basis points driven by (i) a higher level of customer demand, (ii) a higher level of full-price sales and (iii) improved inventory productivity driven by the reduction in on-hand inventories; partially offset by

•	unfavorable shrink adjustments of approximately 30 basis points as a result of physical inventory counts in the fourth quarter of fiscal year 2018.
In connection with the closing of 14 Last Call stores in fiscal year 2018, we incurred incremental liquidation markdowns of $12.4 million, or 0.3% of revenues.

Selling, General and Administrative Expenses (Excluding Depreciation).  SG&A expenses as a percentage of revenues increased 10 basis points to 24.1% in fiscal year 2018 compared to 24.0% of revenues in fiscal year 2017. The components of SG&A expense consisted of:

	Fiscal year ended
	July 28, 2018		July 29, 2017
(in millions, except percentages)	$	% of revenues	$	% of revenues

SG&A excluding net incentive compensation costs and other benefits	$1,142.3	23.3%	$1,125.6	23.9%
Net incentive compensation costs and other benefits	37.3	0.8%	3.7	0.1%
Total SG&A	$1,179.6	24.1%	$1,129.3	24.0%

SG&A expenses excluding net incentive compensation costs and other benefits decreased, as a percentage of revenues, by approximately 60 basis points compared to the prior year due primarily to:

•
favorable payroll and related costs of approximately 90 basis points driven by (i) our ongoing strategic initiatives, (ii) lower benefits costs incurred and (iii) the leveraging of these expenses on higher revenues; partially offset by

•	higher marketing expenses of approximately 30 basis points related primarily to the growth in our online operations.

Net incentive compensation costs and other benefits costs aggregated $37.3 million in fiscal year 2018, an increase of approximately 70 basis points compared to the prior year. This increase is due primarily to (i) higher levels of current and long-term cash incentive costs of approximately 90 basis points resulting from our improved financial performance and (ii) non-cash charges related to the modifications of certain stock options of approximately 20 basis points, net of (iii) a non-cash gain related to a change in our vacation policy of approximately 40 basis points.

Income from Credit Card Program.  Income from our credit card program was $46.4 million, or 0.9% of revenues, in fiscal year 2018 compared to $60.1 million, or 1.3% of revenues, in fiscal year 2017. Compared to the prior year, income from our credit card program as a percentage of revenues decreased by 40 basis points due primarily to the contractual decrease of our allocated share of the profits generated by the credit card portfolio, as a result of our current credit ratings.

Depreciation and Amortization Expenses.  Depreciation expense was $214.5 million, or 4.4% of revenues, in fiscal year 2018 compared to $225.5 million, or 4.8% of revenues, in fiscal year 2017.

Amortization of intangible assets (primarily customer lists and favorable lease commitments) was $97.7 million, or 2.0% of revenues, in fiscal year 2018 compared to $104.0 million, or 2.2% of revenues, in fiscal year 2017.

Other Expenses. Other expenses in fiscal year 2018 aggregated $37.7 million, or 0.8% of revenues, compared to $29.7 million, or 0.6% of revenues, in fiscal year 2017. Other expenses consisted of the following components:

	Fiscal year ended
(in millions)	July 28, 2018	July 29, 2017

Expenses incurred in connection with strategic initiatives	$23.3	$21.3
Expenses related to store closures	8.0	2.6
Expenses related to Cyber-Attack, net of insurance recoveries	1.1	1.5
MyTheresa acquisition costs	—	3.3
Other expenses	5.3	1.0
Total	$37.7	$29.7

We incurred professional fees and other costs aggregating $23.3 million in fiscal year 2018 and $21.3 million in fiscal year 2017 in connection with the review of our resources and organizational processes, implementation of our integrated merchandising and distribution system and the evaluation of potential strategic alternatives. In connection with the review of our resources and organizational processes, we eliminated approximately 315 positions in fiscal year 2017 across our stores, divisions and facilities.

During fiscal year 2017, we began a process to assess our Last Call footprint and closed four of our Last Call stores. In fiscal year 2018, we closed 14 additional Last Call stores in order to optimize our Last Call store portfolio. We incurred expenses related to these store closures, which primarily consisted of severance and store closing costs, of $8.0 million in fiscal year 2018 and $2.6 million in fiscal year 2017.

We discovered in January 2014 that malicious software was clandestinely installed on our computer systems ("the Cyber-Attack"). We incurred legal and other expenses in connection with the Cyber-Attack of $1.1 million in fiscal year 2018 and $1.5 million in fiscal year 2017.

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. Acquisition costs consisted primarily of professional fees as well as adjustments of our earn-out obligations to estimated fair value at each reporting date.

In connection with the retirement of our former Chief Executive Officer and President, we incurred expenses of approximately $5.3 million in fiscal year 2018.

Operating Earnings (Loss). We had operating earnings of $96.5 million, or 2.0% of revenues, in fiscal year 2018 compared to operating losses of $453.2 million, or 9.6% of revenues, in fiscal year 2017. Included in operating earnings in fiscal year 2018 were other expenses of $37.7 million. Included in operating loss in fiscal year 2017 were (i) impairment charges of $510.7 million and (ii) other expenses of $29.7 million.

Interest Expense, net.  Net interest expense was $307.4 million in fiscal year 2018 and $295.7 million in fiscal year 2017. The significant components of interest expense are as follows:

	Fiscal year ended
(in millions)	July 28, 2018	July 29, 2017

Asset-Based Revolving Credit Facility	$6.4	$7.0
mytheresa.com Credit Facilities	0.1	0.1
Senior Secured Term Loan Facility	138.0	130.1
Cash Pay Notes	76.8	76.8
PIK Toggle Notes	58.5	53.8
2028 Debentures	8.9	8.9
Amortization of debt issue costs	24.5	24.5
Capitalized interest	(8.1)	(6.3)
Other, net	2.3	0.7
Interest expense, net	$307.4	$295.7

Income Tax Benefit.  Our income tax benefit was $462.1 million for fiscal year 2018 and $217.1 million for fiscal year 2017. The components of our tax benefits consisted of:

	Fiscal year ended
	July 28, 2018		July 29, 2017
(in millions, except percentages)	$	%	$	%

Income tax benefit excluding impact of Tax Reform	$(70.5)	33.4%	$(217.1)	29.0%
Impact of Tax Reform	(391.6)	185.6%	—	—%
Total income tax benefit	$(462.1)	219.1%	$(217.1)	29.0%

Included in the income tax benefit recognized in fiscal year 2018 is the impact of the Tax Reform, which was signed into law on December 22, 2017. Among numerous provisions included in the Tax Reform was the reduction of the corporate federal income tax rate from 35% to 21% effective January 1, 2018. As the effective date of the Tax Reform falls five months into our fiscal year, we are subject to a blended federal statutory rate of 26.9% in fiscal year 2018. In connection with our application of the new federal statutory rate, we are measuring our long-term deferred income taxes at the new lower rate which has resulted in non-cash benefits aggregating $391.6 million in fiscal year 2018.

Excluding the impact of the Tax Reform, our effective income tax rate of 33.4% on the earnings for fiscal year 2018 exceeded the blended federal statutory rate of 26.9% due primarily to state and foreign income taxes. Our effective income tax rate of 29.0% on the loss for fiscal year 2017 was less than the previous federal statutory rate of 35%. No income tax benefit exists related to the goodwill impairment charge of $196.2 million recorded in fiscal year 2017. Excluding the impact of the goodwill impairment charge, our effective income tax rates was 39.3% for fiscal year 2017 which exceeded the previous federal statutory tax rate due primarily to state income taxes.

While our future effective income tax rate will depend on the factors described above, we currently anticipate that our effective income tax rate in future periods will be closer to the new federal statutory rate of 21%.

We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Internal Revenue Service ("IRS") finalized its audits of our fiscal year 2012 and short-year 2013 (prior to the Acquisition) federal income tax returns and is conducting an audit of our short-year 2014 (subsequent to the Acquisition) and fiscal year 2015 returns. With respect to state, local and foreign jurisdictions, with limited exceptions, we are no longer subject to income tax audits for fiscal years before 2014. We believe our recorded tax liabilities as of July 28, 2018 are sufficient to cover any potential assessments made by the IRS or other taxing authorities and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances. We believe it is reasonably possible that adjustments to the amounts of our unrecognized tax benefits could occur within the next 12 months as a result of settlements with tax authorities or expiration of statutes of limitations. At this time, we do not believe such adjustments will have a material impact on our Consolidated Financial Statements.

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

Other Expenses. Other expenses in fiscal year 2017 aggregated $29.7 million, or 0.6% of revenues, compared to $27.1 million, or 0.5% of revenues, in fiscal year 2016. Other expenses consisted of the following components:

	Fiscal year ended
(in millions)	July 29, 2017	July 30, 2016

Expenses incurred in connection with strategic initiatives	$21.3	$24.3
MyTheresa acquisition costs	3.3	4.4
Expenses related to store closures	2.6	—
Expenses related to Cyber-Attack, net of insurance recoveries	1.5	1.0
Net gain from facility closure	—	(5.6)
Other expenses	1.0	2.9
Total	$29.7	$27.1

We incurred professional fees and other costs aggregating $21.3 million in fiscal year 2017 and $24.3 million in fiscal year 2016 in connection with the review of our resources and organizational processes, implementation of our integrated merchandising and distribution system and the evaluation of potential strategic alternatives. In connection with the review of our resources and organizational processes, we eliminated approximately 315 positions in fiscal year 2017 and approximately 500 positions in fiscal year 2016 across our stores, divisions and facilities.

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. Acquisition costs consisted primarily of professional fees as well as adjustments of our earn-out obligations to estimated fair value at each reporting date.

During fiscal year 2017, we began a process to assess our Last Call footprint and closed four of our Last Call stores in order to optimize our Last Call store portfolio. We incurred expenses related to these store closures, which primarily consisted of severance and store closing costs, of $2.6 million in fiscal year 2017.

We discovered in January 2014 that malicious software was clandestinely installed on our computer systems. We incurred legal and other expenses in connection with the Cyber-Attack of $1.5 million in fiscal year 2017 and $1.0 million in fiscal year 2016.

In the third quarter of fiscal year 2016, we recorded a $5.6 million net gain related to the closure and relocation of our regional service center in New York.

Impairment Charges. We recorded impairment charges aggregating $510.7 million in fiscal year 2017 and $466.2 million in fiscal year 2016. These impairment charges were driven both by (i) changes in market conditions related to increases in the weighted average cost of capital and valuation multiples and (ii) deterioration of operating trends during such periods. These impairment charges related to certain of our tradenames, goodwill and long-lived assets primarily associated with our Neiman Marcus and Bergdorf Goodman brands.

Operating Loss. We had operating losses of $453.2 million, or 9.6% of revenues, in fiscal year 2017 compared to operating losses of $261.7 million, or 5.3% of revenues, in fiscal year 2016. Included in operating loss in fiscal year 2017 were (i) impairment charges of $510.7 million and (ii) other expenses of $29.7 million. Included in operating loss in fiscal year 2016 were (i) impairment charges of $466.2 million and (ii) other expenses of $27.1 million.

Interest Expense, net.  Net interest expense was $295.7 million in fiscal year 2017 and $285.6 million in fiscal year 2016. The significant components of interest expense are as follows:

	Fiscal year ended
(in millions)	July 29, 2017	July 30, 2016

Asset-Based Revolving Credit Facility	$7.0	$3.1
mytheresa.com Credit Facilities	0.1	—
Senior Secured Term Loan Facility	130.1	124.8
Cash Pay Notes	76.8	76.8
PIK Toggle Notes	53.8	52.5
2028 Debentures	8.9	8.9
Amortization of debt issue costs	24.5	24.6
Capitalized interest	(6.3)	(7.3)
Other, net	0.7	2.2
Interest expense, net	$295.7	$285.6

Income Tax Benefit.  Our effective income tax rates of 29.0% and 25.8% on the losses for fiscal years 2017 and 2016 were less than the previous federal statutory tax rate of 35%. No income tax benefits exist related to the goodwill impairment charges of $196.2 million recorded in fiscal year 2017 and $199.2 million recorded in fiscal year 2016. Excluding the impact of the goodwill impairment charges, our effective income tax rates were 39.3% for fiscal year 2017 and 40.6% for fiscal year 2016, which exceeded the previous federal statutory tax rate due primarily to state income taxes.

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

Our primary sources of short-term liquidity are comprised of cash and cash equivalents, credit card receivables and availability under our revolving credit facilities and brand partner payment terms. The amounts of cash and cash equivalents and borrowings under the revolving credit facilities are influenced by a number of factors, including revenues, working capital levels, brand partner terms, the level of capital expenditures, cash requirements related to financing instruments and debt service obligations, Pension Plan funding obligations and tax payment obligations, among others.

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and third quarters of each fiscal year as a result of higher seasonal levels of inventories. We have typically financed our cash requirements with available cash and cash equivalents, cash flows from operations and, if necessary, with cash provided from borrowings under our revolving credit facilities. Pursuant to these credit facilities, we had outstanding borrowings under our Asset-Based Revolving Credit Facility of $159.0 million as of July 28, 2018 compared to $263.0 million as of July 29, 2017. Additionally, we had outstanding letters of credit and guarantees of $3.2 million as of July 28, 2018. At July 28, 2018, we had unused borrowing commitments aggregating $726.6 million, subject to a borrowing base, of which (i) $90.0 million of such capacity is available to us subject to the maintenance of a minimum fixed charge coverage ratio and to further restrictions described below under "Financing Structure at July 28, 2018" and (ii) $26.0 million of such capacity is available only to MyTheresa under its credit facilities and not to our U.S. operations. Additionally, we held cash and cash equivalents and credit card receivables of $72.2 million bringing our available liquidity to $798.8 million at July 28, 2018, inclusive of the amount available to MyTheresa.

Under the Asset-Based Revolving Credit Facility, if "excess availability" falls below 10% of aggregate revolving commitments, we will be required to maintain a minimum fixed charge coverage ratio and we may be subject to further restrictions as discussed below under "Financing Structure at July 28, 2018".

We believe that cash generated from our operations, our existing cash and cash equivalents and available sources of financing will be sufficient to fund our cash requirements during the next 12 months, including merchandise purchases, operating expenses, anticipated capital expenditure requirements, debt service requirements, income tax payments and obligations related to our Pension Plan.

We regularly evaluate our liquidity profile, and various financing, refinancing and other alternatives for opportunities to enhance our capital structure and address maturities under our existing debt arrangements. If opportunities are available on favorable terms, we may seek to refinance, exchange, amend and/or extend the terms of our existing debt or issue or incur additional debt, and have engaged and may continue to engage with existing and prospective holders of our debt in connection with such matters. Although we are actively pursuing opportunities to improve our capital structure, some or all of the foregoing potential transactions or other alternatives may not be available to us or announced in the foreseeable future or at all.

Net cash provided by our operating activities of $297.2 million in fiscal year 2018 increased by $150.2 million from $147.0 million fiscal year 2017. This increase in net cash provided by our operating activities was due primarily to (i) the increase in cash generated by our operating activities on a higher level of revenues and (ii) lower working capital requirements driven by the reduction in our net investment in inventories; partially offset by (iii) required fundings to our Pension Plan of $25.2 million in fiscal year 2018 compared to $10.7 million in fiscal year 2017.

Net cash used for investing activities, representing capital expenditures, of $174.6 million in fiscal year 2018 decreased by $30.0 million from $204.6 million in fiscal year 2017. This decrease in capital expenditures in fiscal year 2018 reflects lower spending for NMG One, the construction of new stores and the remodeling of existing stores.

Currently, we project capital expenditures for fiscal year 2019 to be approximately $206 to $226 million. Net of developer contributions, capital expenditures for fiscal year 2019 are projected to be approximately $170 to $190 million. We have managed and will continue to manage the level of capital spending in a manner designed to balance current economic conditions and business trends with our long-term initiatives and growth strategies.

Free cash flow was $122.6 million in fiscal year 2018 compared to free cash outflows of $57.7 million in fiscal year 2017. For an explanation of free cash flow as a measure of our operating performance and a reconciliation to net cash provided by operating activities and capital expenditures, see "— Non-GAAP Financial Measures".

Net cash used for financing activities of $134.0 million in fiscal year 2018 was comprised primarily of (i) net repayments of borrowings of $104.0 million under our revolving credit facilities due to the higher level of cash flows from operations, lower working capital requirements and lower capital expenditures and (ii) repayments of borrowings of $29.4 million under our Senior Secured Term Loan Facility. Net cash provided by financing activities of $40.4 million in fiscal year 2017 was comprised primarily of (i) net borrowings of $98.0 million under our Asset-Based Revolving Credit Facility due to seasonal working capital requirements as well as a reduction in accounts payable experienced as a result of NMG One implementation issues, primarily offset by (ii) repayments of borrowings of $29.4 million under our Senior Secured Term Loan Facility, (iii) payment of $22.9 million for the MyTheresa contingent earn-out obligation for calendar year 2016 and (iv) $5.4 million paid for debt issuance costs related to the Asset-Based Revolving Credit Facility refinancing amendment.

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

Financing Structure at July 28, 2018

Our major sources of funds are comprised of our revolving credit facilities aggregating $927.4 million, the $2,810.2 million Senior Secured Term Loan Facility, $960.0 million Cash Pay Notes, $658.4 million PIK Toggle Notes, $125.0 million 2028 Debentures (each as described in more detail below), brand partner payment terms and operating leases.

Revolving Credit Facilities. Our revolving credit facilities consists of our Asset-Based Revolving Credit Facility, which supports our U.S. operations and the mytheresa.com Credit Facilities, which support the MyTheresa operations.

Asset-Based Revolving Credit Facility.  At July 28, 2018, we have an Asset-Based Revolving Credit Facility with a maximum committed borrowing capacity of $900.0 million. The Asset-Based Revolving Credit Facility matures on July 25, 2021 (or July 25, 2020 if our obligations under our Senior Secured Term Loan Facility or any permitted refinancing thereof have not been repaid or the maturity date thereof has not been extended to October 25, 2021 or later).  At July 28, 2018, we had outstanding borrowings of $159.0 million under this facility, outstanding letters of credit of $1.8 million and unused commitments of $700.6 million, subject to a borrowing base, of which $90.0 million of such capacity is available to us subject to certain restrictions as more fully described below.

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

Our excess availability could decrease as a result of, among other things, decreases in inventory or increases in outstanding debt (including letters of credit). Our failure to meet the Excess Availability Condition (as defined below) could limit our operational flexibility and growth. To the extent that excess availability is not equal to or greater than the greater of (a) 10% of the lesser of (1) the aggregate revolving commitments and (2) the borrowing base and (b) $50.0 million (the "Excess Availability Condition"), we will be required to maintain a minimum fixed charge coverage ratio. Additional restrictions will apply if the Excess Availability Condition is not met for five consecutive business days, including increased reporting requirements and additional administrative agent control rights over certain of our accounts. These restrictions will continue until the Excess Availability Condition is satisfied and their imposition may limit our operational flexibility. At July 28, 2018, $90.0 million of the aggregate unused commitments under the Asset-Based Revolving Credit Facility is available to us subject to the foregoing restrictions.

The weighted average interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 4.06% at July 28, 2018.

See Note 7 of the Notes to Consolidated Financial Statements in Item 15, which contains a further description of the terms of the Asset-Based Revolving Credit Facility.

Mytheresa.com Credit Facilities. Our subsidiary mytheresa.com GmbH, through which we operate mytheresa.com, is party to two credit facility agreements and related security arrangements. The first facility, as amended on July 24, 2018, is a revolving credit line for up to €15.0 million in availability and bears interest at a fixed rate of 2.39% (until further notice) for any loan drawn under the overdraft facility and at rates to be agreed on a case-by-case basis for money market loans and guarantees. The second facility, as amended on July 23, 2018, is a revolving credit line for up to €8.5 million in availability and bears interest at a fixed rate of 2.25% (until further notice) for any loan drawn under the overdraft facility at rates to be agreed on a case-by-case basis for any other loans.
Both facilities are secured by certain inventory held by mytheresa.com GmbH and certain contractual claims. The facilities are not guaranteed by and are non-recourse to us or any of our U.S. subsidiaries or affiliates. Each facility contains restrictive covenants prohibiting mytheresa.com GmbH from distributing or making available loan proceeds to any affiliates including us or any of our other subsidiaries and requiring mytheresa.com GmbH to maintain a minimum economic equity ratio. The agreements also contain usual and customary events of default, the occurrence of which may result in all outstanding amounts under the facility agreements becoming due and payable immediately. There is no scheduled amortization under either facility and neither facility has a specified maturity date. However, each lender may terminate its respective facility at any time provided that mytheresa.com GmbH is given a customary reasonable opportunity to secure alternative financing.

As of July 28, 2018, mytheresa.com GmbH had no outstanding borrowings, guarantees of $1.4 million, or €1.2 million, and unused commitments of $26.0 million, or €22.3 million.
Senior Secured Term Loan Facility.  At July 28, 2018, the outstanding balance under the Senior Secured Term Loan Facility was $2,810.2 million.  The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

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

The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 5.34% at July 28, 2018.

See Note 7 of the Notes to Consolidated Financial Statements in Item 15, which contains a further description of the terms of the Senior Secured Term Loan Facility.

Cash Pay Notes.  We have outstanding $960.0 million aggregate principal amount of 8.00% Senior Cash Pay Notes. The Cash Pay Notes mature on October 15, 2021.

See Note 7 of the Notes to Consolidated Financial Statements in Item 15, which contains a further description of the terms of the Cash Pay Notes and Note 16 of the Notes to Consolidated Financial Statements in Item 15 for a description of certain subsidiaries that we have designated as "Unrestricted Subsidiaries" under the indenture governing the Cash Pay Notes.

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

See Note 7 of the Notes to Consolidated Financial Statements in Item 15, which contains a further description of the terms of the PIK Toggle Notes and Note 16 of the Notes to Consolidated Financial Statements in Item 15 for a description of certain subsidiaries that we have designated as "Unrestricted Subsidiaries" under the indenture governing the PIK Toggle Notes.

2028 Debentures.  We have outstanding $125.0 million aggregate principal amount of 7.125% Senior Debentures. The 2028 Debentures mature on June 1, 2028.

See Note 7 of the Notes to Consolidated Financial Statements in Item 15, which contains a further description of the terms of the 2028 Debentures.

Interest Rate Swaps. At July 28, 2018, we had outstanding floating rate debt obligations of $2,969.2 million. In April and June of 2016, we entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,400.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness. These swap agreements hedge a portion of our contractual floating rate interest commitments related to our Senior Secured Term Loan Facility from December 2016 to October 2020. As a result of the April 2016 swap agreements, our effective interest rate as to $700.0 million of floating rate indebtedness will be fixed at 4.9120% from December 2016 through October 2020. As a result of the June 2016 swap agreements, our effective interest rate as to an additional $700.0 million of floating rate indebtedness will be fixed at 4.7395% from December 2016 to October 2020. The interest rate swap agreements expire in October 2020.

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

	Fiscal year ended				Thirty-nine weeks ended	Thirteen weeks ended
	July 28, 2018	July 29, 2017	July 30, 2016	August 1, 2015	August 2, 2014	November 2, 2013
(dollars in millions)	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)

Net earnings (loss)	$251.1	$(531.8)	$(406.1)	$14.9	$(134.1)	$(13.1)
Income tax expense (benefit)	(462.1)	(217.1)	(141.1)	13.1	(89.8)	7.9
Interest expense, net	307.4	295.7	285.6	289.9	232.7	37.3
Depreciation expense	214.5	225.5	226.9	185.6	113.3	34.2
Amortization of intangible assets and favorable lease commitments	97.7	104.0	111.2	137.3	148.6	11.7
EBITDA	$408.7	$(123.7)	$76.4	$640.8	$270.8	$78.1
EBITDA as a percentage of revenues	8.3%	(2.6)%	1.5%	12.6%	7.3%	6.9%

Impairment charges (1)	—	510.7	466.2	—	—	—
Amortization of inventory step-up (2)	—	—	—	6.8	129.6	—
Non-cash rent expense (3)	14.7	9.7	10.5	11.0	8.5	0.8
Transaction and other costs (4)	—	3.3	4.4	19.4	55.4	109.4
Non-cash stock compensation and other long-term cash incentives (5)	17.1	(1.2)	(10.4)	0.1	6.2	2.5
Expenses incurred in connection with strategic initiatives (6)	23.3	21.3	24.3	11.6	5.7	0.2
Liquidation markdowns and expenses related to store closures (7)	20.4	2.6	—	—	—	—
Expenses incurred in connection with openings of new stores / remodels of existing stores (8)	5.9	8.6	15.1	12.3	4.0	1.8
Non-cash gain related to change in vacation policy (9)	(19.5)	—	—	—	—	—
Expenses related to Cyber-Attack, net of insurance recoveries (10)	1.1	1.5	1.0	4.1	12.6	—
Net gain from facility closure (11)	—	—	(5.6)	—	—	—
Equity in loss of Asian e-commerce retailer / professional fees (12)	—	—	—	—	3.6	1.5
Management fee due to Former Sponsors (13)	—	—	—	—	—	2.8
Other expenses	5.3	1.0	2.9	4.3	4.8	—
Adjusted EBITDA (14)	$477.1	$433.8	$584.9	$710.6	$501.3	$197.2
Adjusted EBITDA as a percentage of revenues	9.7%	9.2%	11.8%	13.9%	13.5%	17.5%

The following table reconciles free cash flow to (i) net cash provided by operating activities, less (ii) capital expenditures, in each case as reflected in our Consolidated Statements of Cash Flows prepared in accordance with GAAP:

	Fiscal year ended				Thirty-nine weeks ended	Thirteen weeks ended
(in millions)	July 28, 2018	July 29, 2017	July 30, 2016	August 1, 2015	August 2, 2014	November 2, 2013
	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
Net cash provided by operating activities	$297.2	$147.0	$310.6	$229.3	$283.4	$12.3
Capital expenditures	(174.6)	(204.6)	(301.4)	(270.5)	(138.0)	(36.0)
Free cash flow	$122.6	$(57.7)	$9.1	$(41.2)	$145.4	$(23.6)

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

(3)	Rental obligations and deferred real estate credits were revalued at fair value in connection with the Acquisition. These fair value adjustments increase post‑acquisition rent expense.

(4)	Amounts relate to costs and expenses incurred in connection with the Acquisition and the acquisition of MyTheresa and are not expected to recur subsequent to fiscal year 2017.

(5)	Non-cash stock-based compensation and other long-term cash incentives include:

•	non-cash stock-based compensation charges related to the modifications of certain stock options;

•	non-cash stock-based compensation adjustments to record our liability awards to estimated fair value; and

•	other long-term cash incentives related to the Mid-Term Cash Incentive plan (as defined below).

(6)
Amounts represent direct expenses incurred in connection with the review of our resources and organizational processes, implementation of our integrated merchandising and distribution system and the evaluation of potential strategic alternatives.

(7)	Amount represents liquidation markdowns and expenses related to the closure of 14 Last Call stores in fiscal year 2018 and four Last Call stores in fiscal year 2017.

(8)	Amounts represent direct and incremental expenses incurred in connection with the openings of new stores as well as remodels to our existing stores.

(9)	Amount represents the non-cash gain related to the change in our vacation policy effective in fiscal year 2019.

(10)
For a further description of the Cyber‑Attack, see Item 1A, “Risk Factors—Risks Related to Our Business and Industry—Data protection requirements increase our operating costs and requirements and a breach in information privacy or other related risks could negatively impact our operations” and Note 11 of the Notes to Consolidated Financial Statements.

(11)	Amount represents a net gain related to the closure and relocation of our regional service center in New York.

(12)	Amounts relate to our equity in losses and professional fees incurred in connection with our prior non‑controlling investment in an Asian e‑commerce retailer.

(13)	Amounts represent management fees paid to the Former Sponsors prior to the Acquisition.

(14)
Includes adjusted EBITDA related to our MyTheresa operations of $19.0 million in fiscal year 2018, $15.6 million in fiscal year 2017, $14.2 million in fiscal year 2016 and $11.3 million in fiscal year 2015. MyTheresa was acquired in October 2014.

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

Contractual Obligations and Commitments

The following table summarizes our estimated significant contractual cash obligations at July 28, 2018:

	Payments Due by Period
(in millions)	Total	Fiscal Year 2019	Fiscal Years 2020-2021	Fiscal Years 2022-2023	Fiscal Year 2024 and Beyond

Contractual obligations:
Asset-Based Revolving Credit Facility	$159.0	$—	$159.0	$—	$—
mytheresa.com Credit Facilities (1)	—	—	—	—	—
Senior Secured Term Loan Facility (2)	2,810.2	29.4	2,780.8	—	—
Cash Pay Notes	960.0	—	—	960.0	—
PIK Toggle Notes	658.4	—	—	658.4	—
2028 Debentures	125.0	—	—	—	125.0
Interest requirements (3)	883.5	300.1	494.6	45.8	43.0
Lease obligations	1,785.2	93.2	156.7	136.9	1,398.4
Minimum pension funding obligation (4)	223.5	27.6	67.3	59.9	68.7
Other long-term liabilities (5)	67.6	6.4	13.1	13.7	34.4
Inventory purchase and construction commitments (6)	1,377.7	1,340.7	37.0	—	—
	$9,050.1	$1,797.4	$3,708.5	$1,874.7	$1,669.5

(1)	At July 28, 2018, there were no outstanding borrowings under the mytheresa.com Credit Facilities.

(2)	The above table does not reflect future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

(3)
The cash obligations for interest requirements assume (a) interest requirements on our fixed-rate debt obligations at their contractual rates, (b) interest requirements on floating rate debt obligations not subject to interest rate swaps at rates in effect at July 28, 2018 and (c) interest requirements on floating rate debt obligations subject to interest rate swaps at the fixed rates provided through the swap agreements.   Borrowings pursuant to the Senior Secured Term Loan Facility bear interest at floating rates, primarily based on LIBOR, but in no event less than a floor rate of 1.00%, plus applicable margins. A 1% increase in the rates relating to the portion of our floating rate debt obligations that is not hedged would increase annual interest requirements by approximately $16 million during fiscal year 2018.

(4)
At July 28, 2018 (the most recent measurement date), our actuarially calculated projected benefit obligation for our Pension Plan was $584.8 million and the fair value of the assets was $381.9 million, resulting in a net liability of $202.8 million, which is included in other long-term liabilities at July 28, 2018.  Our policy is to fund our Pension Plan at or above the minimum amount required by law.  We made contributions to the Pension Plan of $25.2 million in fiscal year 2018 and $10.7 million in fiscal year 2017.  As of July 28, 2018, we believe we will be required to contribute $27.6 million to the Pension Plan in fiscal year 2019. The amounts and timing of our contributions to our Pension Plan are subject to a number of uncertainties, including interest rate fluctuations and the investment performance of the assets held by the Pension Plan. We do not believe these uncertainties will have a material impact on our future liquidity. See Note 10 of the Notes to Consolidated Financial Statements in Item 15, which contains a further description of our Pension Plan.

(5)
Included in other long-term liabilities at July 28, 2018 are our liabilities for our SERP and Postretirement Plans aggregating $95.3 million.  Our scheduled obligations with respect to our SERP Plan and Postretirement Plan liabilities consist of expected benefit payments through 2028, as currently estimated using information provided by our actuaries.  In addition, other long-term liabilities at July 28, 2018 included our liabilities related to (i) uncertain tax positions (including related accruals for interest and penalties) of $1.6 million and (ii) other obligations aggregating $42.0 million, primarily for employee benefits.  Future cash obligations related to these liabilities are not currently estimable.

(6)
Construction commitments relate primarily to obligations pursuant to contracts for the construction of new stores and the remodels of existing stores expected as of July 28, 2018.  These amounts represent the gross construction costs and exclude developer contributions of approximately $72.0 million, which we expect to receive pursuant to the terms of the construction contracts.

In the normal course of our business, we issue purchase orders to brand partners/suppliers for merchandise.  Our purchase orders are not unconditional commitments but, rather represent executory contracts requiring performance by the brand partners/suppliers, including the delivery of the merchandise prior to a specified cancellation date and the compliance with product specifications, quality standards and other requirements.  In the event of the brand partner’s failure to meet the agreed upon terms and conditions, we may cancel the order.

The following table summarizes the expiration of our other significant commercial commitments outstanding at July 28, 2018:

	Amount of Commitment by Expiration Period
(in millions)	Total	Fiscal Year 2019	Fiscal Years 2020-2021	Fiscal Years 2022-2023	Fiscal Year 2024 and Beyond

Other commercial commitments:
Asset-Based Revolving Credit Facility (1)	$900.0	$—	$900.0	$—	$—
mytheresa.com Credit Facilities	27.4	—	—	—	27.4
Surety bonds	3.4	3.2	0.2	—	—
	$930.8	$3.2	$900.2	$—	$27.4

(1)
As of July 28, 2018, we had outstanding borrowings of $159.0 million under the Asset-Based Revolving Credit Facility, outstanding letters of credit of $1.8 million and unused commitments of $700.6 million, subject to a borrowing base, of which $90.0 million of such capacity is available to us subject to certain restrictions as more fully described in Note 7 of the Notes to Consolidated Financial Statements in Item 15. Our working capital requirements are greatest in the first and second fiscal quarters as a result of higher seasonal requirements.  See “—Financing Structure at July 28, 2018—Asset-Based Revolving Credit Facility” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality.”

In addition to the items presented above, our other principal commercial commitments are comprised of common area maintenance costs, tax and insurance obligations and contingent rent payments.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, other than operating leases entered into in the normal course of business, during fiscal year 2018. See Note 11 of the Notes to Consolidated Financial Statements in Item 15 for more information about our operating leases.

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

Delivery and processing revenues were $62.0 million in fiscal year 2018, $58.7 million in fiscal year 2017 and $50.6 million in fiscal year 2016.

Revenues are reduced when customers return goods previously purchased. We maintain reserves for anticipated sales returns primarily based on our historical trends related to returns by our customers. Our reserves for anticipated sales returns were $44.7 million at July 28, 2018 and $47.0 million at July 29, 2017. As the vast majority of merchandise returns are made in less than 30 days after the sales transaction, we believe the risk that actual returns differ from our estimates is minimal and would not have a material impact on our Consolidated Financial Statements.

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise. These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold. The amounts of vendor allowances we receive fluctuate based partially on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during fiscal years 2018, 2017 or 2016. We received vendor allowances of $79.1 million, or 1.6% of revenues, in fiscal year 2018, $83.6 million, or 1.8% of revenues, in fiscal year 2017 and $100.8 million, or 2.0% of revenues, in fiscal year 2016.

We obtain certain merchandise, primarily precious jewelry, on a consignment basis to expand our product assortment. Consignment merchandise held by us with a cost basis of $370.2 million at July 28, 2018 and $393.1 million at July 29, 2017 is not reflected in our Consolidated Balance Sheets.

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
If the recorded carrying value of the tradename exceeds its estimated fair value, an impairment charge is recorded to write the tradename down to its estimated fair value. Based upon the review of our tradenames, we determined certain of our tradenames were impaired and recorded impairment charges aggregating $309.7 million in fiscal year 2017 and $228.9 million in fiscal year 2016. We currently estimate that the fair value of our tradenames decreases by approximately $325 million for each 0.5% decrease in market royalty rates and by approximately $61 million for each 0.25% increase in the weighted average cost of capital.

 Pursuant to current accounting guidance related to the testing of goodwill for impairment adopted in the fourth quarter of fiscal year 2017, the assessment of the recoverability of the goodwill associated with our Neiman Marcus, Bergdorf Goodman and MyTheresa reporting units involves the comparison of the estimated enterprise fair value of each of our reporting units to its recorded carrying value.  We estimate the enterprise fair value based on discounted cash flow techniques (Level 3 determination of fair value).  Significant inputs to the valuation model include:

•	estimated future cash flows;

•	growth assumptions for future revenues as well as future gross margin rates, expense rates, capital expenditures and other estimates; and

•	rate used to discount our estimated future cash flow projections to their present value (or estimated fair value) based on our estimated weighted average cost of capital.

If the recorded carrying value of a reporting unit exceeds its estimated enterprise fair value, an impairment charge is recorded to goodwill for the amount by which the carrying amount exceeds the reporting unit's fair value. Based upon the review of our recorded goodwill balances, there were no impairment charges identified in fiscal year 2018 and $196.2 million in fiscal year 2017.

Prior to the adoption of the new accounting guidance, our assessment process involved a second step in which we allocated the enterprise fair value to the fair value of the reporting unit's net assets. Any enterprise value in excess of amounts allocated to such net assets represented the implied fair value of goodwill for that reporting unit. If the carrying value of goodwill for a reporting unit exceeded the implied fair value of goodwill, an impairment charge was recorded to write goodwill down to its fair value. The assessment performed in the fourth quarter of fiscal year 2016 was performed utilizing the two-step process. Based on this process, we determined that certain of our goodwill balances were impaired and recorded impairment charges aggregating $199.2 million in fiscal year 2016. We currently estimate that a 5% decrease in the estimated fair value of the net assets of each of our reporting units as compared to the values used in the preparation of these financial statements would decrease the excess of fair value over the carrying value by approximately $283 million. In addition, we currently estimate that the fair value of our goodwill decreases by approximately $208 million for each 0.25% increase in the discount rate used to estimate fair value.

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

 Significant assumptions related to the calculation of our obligations include the discount rates used to calculate the present value of benefit obligations to be paid in the future, the expected long-term rate of return on assets held by the Pension Plan and the health care cost trend rate for the Postretirement Plan, as more fully described in Note 10.  We review these assumptions annually based upon currently available information, including information provided by our actuaries.

Significant assumptions utilized in the calculation of our projected benefit obligations as of July 28, 2018 and future expense requirements for our Pension Plan, SERP Plan and Postretirement Plan, and sensitivity analysis related to changes in these assumptions, are as follows:

			Using Sensitivity Rate
	Actual Rate	Sensitivity Rate Increase/(Decrease)	(Decrease)/ Increase in Liability (in millions)	Increase in Expense (in millions)
Pension Plan:
Discount rate	4.19%	0.25%	$(16.7)	$0.7
Expected long-term rate of return on plan assets	5.50%	(0.50)%	N/A	$2.0
SERP Plan:
Discount rate	4.16%	0.25%	$(2.5)	$0.1
Postretirement Plan:
Discount rate	4.03%	0.25%	$—	$—
Ultimate health care cost trend rate	5.00%	1.00%	$0.2	$—

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

•	future revenue, cash flow and/or profitability projections;

•	growth assumptions for future revenues as well as future gross margin rates, expense rates, capital expenditures and other estimates;

•	rate used to discount our estimated future cash flow projections to their present value (or estimated fair value) based on our estimated weighted average cost of capital;

•	recent transactions and valuation multiples for publicly held companies deemed similar to Parent;

•	economic conditions and other factors deemed material to the valuation process; and

•	valuations of Parent performed by third parties.

Newly Adopted and Recent Accounting Pronouncements

For information with respect to newly adopted and recent accounting pronouncements and the impact of these pronouncements on our Consolidated Financial Statements, see Note 1 of the Notes to Consolidated Financial Statements in Item 15.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which include significant deterioration of the U.S. and foreign markets, changes in U.S. interest rates, foreign currency exchange rates, including the devaluation of the U.S. dollar, and the effects of economic uncertainty that may affect the prices we pay our brand partners in the foreign countries in which we do business. We do not engage in financial transactions for trading or speculative purposes.
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

At July 28, 2018, we had outstanding floating rate debt obligations of $2,969.2 million consisting primarily of outstanding borrowings under our Senior Secured Term Loan Facility. Borrowings pursuant to the Senior Secured Term Loan Facility bear interest at floating rates, primarily based on LIBOR, but in no event less than a floor rate of 1.00%, plus applicable margins. The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 5.34% at July 28, 2018. A further description of the terms of the Senior Secured Term Loan Facility is set forth in Note 7 of the Notes to Consolidated Financial Statements.

In April and June of 2016, we entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,400.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness. These swap agreements hedge a portion of our contractual floating rate interest commitments related to our Senior Secured Term Loan Facility from December 2016 to October 2020. As a result of the April 2016 swap agreements, our effective interest rate as to $700.0 million of floating rate indebtedness will be fixed at 4.9120% from December 2016 through October 2020. As a result of the June 2016 swap agreements, our effective interest rate as to an additional $700.0 million of floating rate indebtedness will be fixed at 4.7395% from December 2016 to October 2020. We estimate that a 1% increase in the rates relating to the portion of our floating rate debt obligations that is not hedged would increase annual interest requirements by approximately $16 million during fiscal year 2018.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of July 28, 2018, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis and within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b.	Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of July 28, 2018.  During its assessment, management did not identify any material weaknesses in our internal control over financial reporting.

c.	Changes in Internal Control Over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems.  No change occurred in our internal controls over financial reporting during the quarter ended July 28, 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding the Company’s executive officers and members of the Parent Board as of the date of this filing:

Name	Age	Position with Company
Geoffroy van Raemdonck	46	Director and Chief Executive Officer
Adam M. Orvos	53	Executive Vice President, Chief Financial Officer and Chief Operating Officer
James J. Gold	54	President, Chief Merchandising Officer
Darcy E. Penick	40	President, Bergdorf Goodman
Carrie M. Tharp	38	Executive Vice President, Chief Digital Officer
Sarah W. Miller	49	Senior Vice President and Chief Information Officer
Tracy M. Preston	52	Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer
T. Dale Stapleton	60	Senior Vice President and Chief Accounting Officer
Joseph N. Weber	51	Senior Vice President and Chief Human Resources Officer
David B. Kaplan	51	Chairman of the Board
Nora A. Aufreiter	58	Director
Norman H. Axelrod	66	Director
Philippe E. Bourguignon	70	Director
Graeme M. Eadie	65	Director
Dennis T. Gies	39	Director
Alan J. Herrick	52	Director
Karen W. Katz	61	Director
Cesare J. Ruggiero	42	Director

Executive Officers

Geoffroy van Raemdonck. Mr. van Raemdonck has served as our Chief Executive Officer since February 12, 2018. He previously served as Group President for Europe, Middle East & Africa and Global Travel Retail at Ralph Lauren from November 2014 until December 2017. Mr. van Raemdonck served as Chief Executive Officer at St. John Knits International, Inc. from August 2013 to November 2014. Prior to that, he held a variety of global leadership roles, most recently President South Europe, at Louis Vuitton from August 2008 to August 2013, and executive leadership positions at L Brands, Inc. from July 2004 to August 2008. Mr. van Raemdonck began his career as a consultant with Boston Consulting Group. He holds an MBA from the University of Chicago, and an MBS from the Université catholique de Louvain in Belgium. His extensive leadership experience and track record of success in luxury fashion and retail led to the conclusion that he should serve on the Parent Board.

Adam M. Orvos. Mr. Orvos joined us in April 2018 as our Executive Vice President and Chief Financial Officer, and his role was expanded to include Chief Operating Officer in September 2018. Mr. Orvos previously served as Chief Executive Officer of Total Wine & More from May 2017 to September 2017 and Executive Vice President of Retail Operations from May 2016 until May 2017. Prior to that, Mr. Orvos served as Chief Financial Officer of Belk Department Stores, a large department store retailer, from May 2013 until May 2016. He also served as Belk’s Executive Vice President of Human Resources from April 2009 until May 2013. Prior to that, Mr. Orvos held the role of Senior Vice President Finance and Corporate Controller at Belk Department Stores from April 2006 until April 2009 and served as Chief Financial Officer at the Foley’s Division of the May Department Stores Company from 2004 until 2006. He holds a Bachelor of Science in Business Administration—Finance from the University of Missouri.

James J. Gold.  In April 2014, Mr. Gold was elected President, Chief Merchandising Officer and is responsible for leading our merchandising and planning organization for Neiman Marcus Stores and Online. His prior service includes President and Chief Executive Officer of Specialty Retail from October 2010 to April 2014 and President and Chief Executive Officer of Bergdorf Goodman from May 2004 to October 2010. Mr. Gold served as Senior Vice President, General Merchandise Manager of Neiman Marcus Stores from December 2002 to May 2004, as Division Merchandise Manager from June 2000 to December 2002, and as Vice President of the Neiman Marcus Last Call Clearance Division from March 1997 to June 2000.

Darcy E. Penick.  Ms. Penick joined us in August 2018 as President of Bergdorf Goodman. She previously served as the Chief Executive Officer of Shopbop and East Dane, online women’s and men’s clothing and accessories retailers owned by Amazon.com, Inc., from October 2015 to April 2018. She held executive leadership positions with Shopbop and East Dane from August 2009 until October 2015, including Chief Merchandising Officer from May 2013 to October 2015. Prior to that, she held Senior Buyer and Buyer positions with Saks Fifth Avenue and Bergdorf Goodman, respectively. She holds a B.A. from Wellesley College.

Carrie M. Tharp.  Ms. Tharp joined us in October 2016 as Senior Vice President and Chief Marketing Officer and was elevated to Executive Vice President, Chief Digital Officer in September 2018. From June 2013 to September 2016, she served as Senior Vice President, Chief Marketing Officer and Head of E-Commerce at Fossil Group, Inc., a design, marketing and distribution company. Prior to joining Fossil Group, she served as Vice President of Global Strategy and Customer Insights with Travelocity, a leading online travel company, from April 2012 to June 2013 and Vice President of Strategy and Chief of Staff with Dean Foods Company, a publicly traded food and beverage company, from March 2009 to March 2012. She held previous roles with Bain and Company and TXU Energy Retail.

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

Tracy M. Preston.  Ms. Preston joined us as Senior Vice President and General Counsel on February 18, 2013. She was appointed Corporate Secretary in January 2016 and Chief Compliance Officer in September 2018. From January 2002 until February 2013, she held various positions, including Chief Compliance Officer and Chief Counsel for global supply chain, global human resources and litigation, at Levi Strauss & Co., a brand‑name apparel company. Previously she was a partner with the law firm of Orrick, Herrington & Sutcliffe LLP.

T. Dale Stapleton.  In September 2010, Mr. Stapleton was elected Senior Vice President and Chief Accounting Officer, and served as our Interim Chief Financial Officer from June 2017 to April 2018. From August 2001 to September 2010, he served as Vice President and Controller. Mr. Stapleton served as Vice President and Controller at CompUSA Inc. from 1999 to 2000.

Joseph N. Weber.  Mr. Weber joined us in September 2012 as Senior Vice President and Chief Human Resources Officer. Prior to joining us, he held various positions at Bank of America Corporation since 2006, most recently Head, Human Resources Europe, Middle East, Africa, Latin America and Canada. Previously he was with Dell, Inc., a technology products and services company, from 2000 until 2006 and General Electric Company, a global industrial company, from 1995 until 2000.

Directors

Information pertaining to Mr. van Raemdonck may be found above in the section entitled “—Executive Officers.”

David B. Kaplan. Mr. Kaplan is Chairman of the Parent Board and has served as a member of the Parent Board since October 2013. Mr. Kaplan is a Co-Founder of Ares Management, L.P. ("Ares Management"), which is affiliated with some of our Sponsors, and a Director and Partner of Ares Management GP LLC, Ares Management’s general partner. He is a Partner of Ares Management, Co-Head of its Private Equity Group and a member of its Management Committee. He additionally serves on several of the investment committees for the funds managed by the Ares Private Equity Group. Mr. Kaplan joined Ares Management in 2003 from Shelter Capital Partners, LLC, a private equity firm, where he was a Senior Principal from June 2000 to April 2003. From 1991 through 2000, Mr. Kaplan was affiliated with, and a Senior Partner of, Apollo Management, L.P., a global alternative investment manager, and its affiliates, during which time he completed multiple private equity investments from origination through exit. Prior to Apollo Management, L.P., Mr. Kaplan was a member of the Investment Banking Department at Donaldson, Lufkin & Jenrette Securities Corp., an investment banking and securities firm. Mr. Kaplan currently serves as Chairman of the board of directors of Smart & Final Stores, Inc., a value-oriented food and everyday staples retailer, and as a member of the boards of directors of ATD Corporation, a replacement tire distributor, and the parent entities of 99 Cents Only Stores LLC, a deep-discount retailer, Floor and Decor Outlets of America, Inc., a specialty retailer of hard surface flooring and related accessories, and Guitar Center Inc., a musical instruments retailer. Mr. Kaplan’s previous public company board of directors experience includes Maidenform Brands, Inc., an intimate apparel retailer, where he served as the company’s Chairman, GNC Holdings, Inc., a specialty retailer of health and wellness products, Dominick’s Supermarkets, Inc., a grocery store retailer, Stream Global Services, Inc., a business process outsourcing provider, Orchard Supply Hardware Stores

Corporation, a home improvement retailer, and Allied Waste Industries, Inc., a waste services company. Mr. Kaplan also serves on the board of directors of Cedars‑Sinai Medical Center and serves on the President’s Advisory Group of the University of Michigan. Mr. Kaplan graduated with High Distinction, Beta Gamma Sigma, from the University of Michigan, School of Business Administration with a B.B.A. concentrating in Finance. Mr. Kaplan’s over 25 years of experience managing investments in, and serving on the boards of directors of, companies operating in various industries led to the conclusion that he should serve as a member of the Parent Board.

Nora A. Aufreiter. Ms. Aufreiter has served as a member of the Parent Board since January 2014. She is a Director Emeritus of McKinsey & Company, a global management consulting firm, retiring in June 2014 after more than 27 years with McKinsey, most recently as a director and senior partner. During her years at McKinsey, she worked extensively with major retailers, financial institutions and other consumer-facing companies in the U.S., Canada and internationally. Over the course of her career she led the North American Retail practice, the Toronto office, as well as McKinsey’s Consumer Digital, Omni Channel and Branding service lines. Ms. Aufreiter also serves on the boards of directors of The Kroger Company, one of the world’s largest supermarket operators, The Bank of Nova Scotia, Canada’s most international bank with operations in over 55 countries and Cadillac Fairview, one of North America’s largest owners, operators and developers of commercial real estate. Ms. Aufreiter began her career at Bank of America as a corporate finance officer. She has an M.B.A. from the Harvard Business School and a H.B.A. from The University of Western Ontario’s Ivey School of Business. Ms. Aufreiter’s digital, omnichannel, branding and retail experience greatly enhances the Parent Board's effectiveness.

Norman H. Axelrod. Mr. Axelrod has served as a member of the Parent Board since October 2013. Beginning in 1988, Mr. Axelrod served as Chief Executive Officer and a member of the board of directors of Linens ‘n Things, Inc., a retailer of home textiles, housewares and decorative home accessories, was appointed as Chairman of its board of directors in 1997, and served in such capacities until its acquisition in February 2006. Mr. Axelrod is also the Chairman of the boards of directors of the parent entities of Floor and Decor Outlets of America, Inc., a specialty retailer of hard surface flooring and related accessories, and 99 Cents Only Stores LLC, a deep-discount retailer, and serves on the board of directors of Smart & Final Stores, Inc., a value-oriented food and everyday staples retailer. Mr. Axelrod has also previously served as the Chairman of the boards of directors of GNC Holdings, Inc., a specialty retailer of health and wellness products, National Bedding Company LLC, a mattress and bedding product manufacturer, and Simmons Company, a mattress and bedding product manufacturer, and as a member of the boards of directors of Reebok International Ltd., a leading worldwide designer and marketer of sports, fitness and casual footwear, apparel and equipment, Jaclyn, Inc., a handbags and apparel company and Maidenform Brands, Inc., an intimate apparel retailer. Mr. Axelrod has provided consulting services to certain Ares entities. Mr. Axelrod received a B.S. in Management and Marketing from Lehigh University where he graduated summa cum laude and an M.B.A. from New York University. Mr. Axelrod’s vast experience in the retail industry led to the conclusion that he should serve as a member of the Parent Board.

Philippe E. Bourguignon. Mr. Bourguignon has served as a member of the Parent Board since April 2014. He serves as Vice Chairman of Revolution Places LLC, a travel and tourism company that promotes a healthy lifestyle, and served as CEO of Exclusive Resorts, a premier travel and lifestyle club, until May 2015, at which point he was appointed Executive Co-Chairman. He also served as Chairman of Miraval Resort, an acclaimed resort located in northern Tucson, Arizona. He is also the Chairman of Primonial, a Paris-based independent wealth-management firm. Prior to joining Revolution Places, Mr. Bourguignon was co-CEO of the Davo-based World Economic Forum, an international institution committed to improving the state of the world through public-private cooperation, in 2003 and 2004 and Chairman and CEO of Euro Disney, an operator of European theme parks and hotels. He served previously as chairman and CEO of Club Med, an operator of all-inclusive resorts. Mr. Bourguignon began his career in tourism with the Accor group, one of the largest hotel groups in the world. During his 14-year tenure with Accor, he served as Vice President of Development for Asia/Middle East and Executive Vice President of North America before being promoted to President of Accor for the Asia/Pacific region. Mr. Bourguignon previously served on the boards of directors of VF Wine, Inc., a wine and spirit resource provider, Zipcar, a car-sharing transportation provider, and eBay, an online marketplace provider. He is also a member of the global board of Operation Hope and Chairman of Hope Global Forums, a non-profit organization with a vision to eradicate poverty. Mr. Bourguignon’s qualifications to serve on the Parent Board include his broad-based knowledge of luxury brands, entrepreneurial spirit and keen sense of business acumen.

Graeme M. Eadie. Mr. Eadie was elected as a member of the Parent Board in May 2017. He retired in April 2018 as a Senior Managing Director of CPPIB where he was responsible for the global Real Assets program, which encompasses Real Estate (both equity and debt investments), Infrastructure and Agricultural investments. Prior to joining CPPIB in June 2005, Mr. Eadie held multiple roles including Chief Financial Officer, Chief Operating Officer and President of Cadillac Fairview, one of North America’s largest owners, operators and developers of commercial real estate. He is currently a Director of Morguard Corporation and GLP JM Holdings Limited and a trustee of Morguard Real Estate Investment Trust and a trustee of Choice Properties. Mr. Eadie has also held senior management positions with a number of entities in the retail and manufacturing areas and formerly was a Director of the Ontario Realty Corporation and a Director for Aliansce Shopping

Centres Brazil. Mr. Eadie holds B.Comm. and M.Sc. (Business Administration) degrees from the University of British Columbia. His experience as a private equity investor and extensive expertise in commercial real estate led to the conclusion that he should serve as a member of the Parent Board.

Dennis T. Gies. Mr. Gies has served as a member of the Parent Board since July 2016. He is a Partner in the Private Equity Group of Ares Management, which is affiliated with some of our Sponsors. Mr. Gies joined Ares Management in 2006 from UBS Investment Bank where he participated in the execution of a variety of transactions including leveraged buyouts, mergers and acquisitions, dividend recapitalizations and debt and equity financings. Mr. Gies currently serves on the boards of directors of Smart & Final Stores, Inc., a value-oriented food and everyday staples retailer, and the parent entity of 99 Cents Only Stores LLC, a deep-discount retailer, and Deva Holdings, Inc., a prestige hair care brand. Mr. Gies also serves on the Board of Trustees of the Center for Early Education. Mr. Gies graduated with a M.S. in Electrical Engineering from University of California, Los Angeles and magna cum laude with a B.S. in Electrical Engineering from Virginia Tech. Mr. Gies’ financial expertise and his experience as a private equity investor evaluating and managing investments in companies across various industries led to the conclusion that he should serve as a member of the Parent Board.

Alan J. Herrick. Mr. Herrick has served as a member of the Parent Board since May 2018. Mr. Herrick joined the Parent Board from Publicis.Sapient, the combined digital transformation division of Publicis Groupe consisting of Sapient, Razorfish and DigitasLBi, where he served as CEO from February 2015 to February 2017 and as Chairman from January 2017 to March 2018. Prior to that, Mr. Herrick served as President, CEO and Co-Chairman of Sapient Corporation, a publicly-traded digital business transformation services company, from October 2006 to February 2015. He held numerous executive positions with Sapient previously. Prior to joining Sapient in 1995, Mr. Herrick held key management positions at PSE&G, Prudential and Home Holdings, Inc. Mr. Herrick holds a Bachelor’s Degree from the University of Rhode Island. Mr. Herrick’s extensive executive experience in brand and digital transformation led to the conclusion that he should serve on the Parent Board.

Karen W. Katz.  Ms. Katz has served as a member of the Parent Board since October 6, 2010. From October 2010 until her retirement in February 2018, she served as our President and Chief Executive Officer. Prior to becoming our President and Chief Executive Officer, she served as Executive Vice President and as a member of the Office of the Chairman from October 2007 until October 2010. From December 2002 to October 2010, she served as President and Chief Executive Officer of Neiman Marcus Stores. Ms. Katz is a member of the board of directors of Under Armour, Inc., a performance footwear, apparel and equipment company, and formerly served on the board of directors of Pier 1 Imports, Inc., a home decor and furniture retailer. During her tenure with us that began in 1985, Ms. Katz was in charge of a variety of our business units and demonstrated strong and consistent leadership. Her extensive understanding of our customers and the retail industry led to the conclusion that she should continue to serve on the Parent Board following her retirement.

Cesare J. Ruggiero. Mr. Ruggiero has served as a member of the Parent Board since May 2018. Mr. Ruggiero is a Senior Principal in the Portfolio Value Creation group at CPPIB, where he supports management teams of individual investments to achieve full value potential. Mr. Ruggiero joined CPPIB in March 2014 from The Boston Consulting Group, where he had served since September 2011 advising clients in the retail, consumer, durable goods and other industries on strategy, corporate development, operations improvement and transformations. Prior to joining The Boston Consulting Group, he was with Capgemini Consulting (formerly Cap Gemini Ernst & Young), where he worked with global corporate clients in the United States, China and internationally on various value creation initiatives. At Capgemini, he held leadership roles in the Strategy & Transformation service line, the U.S. west region, the U.S. mergers and acquisitions practice, as well as co-led the global mergers and acquisitions practice. Mr. Ruggiero holds an Hon. BA with high distinction from the University of Toronto. Mr. Ruggiero’s financial and operational expertise, as well as experience delivering value creation initiatives with private equity portfolio companies across various industries, led to the conclusion that he should serve as a member of the Parent Board.

Board Composition and Terms

As of July 28, 2018, the Parent Board was composed of ten directors. Each director serves for annual terms until his or her successor is elected and qualified, or until such director’s earlier death, resignation or removal.

Pursuant to the terms of the Stockholders Agreement, dated October 25, 2013 and as amended to date, by and among Parent, our Sponsors and the other security holders party thereto (the "Stockholders Agreement"), each of our Sponsors has the right to designate three members of the Parent Board and to jointly designate three independent members of the Parent Board, in each case for so long as they or their respective affiliates own at least 25% of the shares of Parent’s Class A Common Stock, par value $0.001 per share ("Class A Common Stock") that they owned as of the closing of the Acquisition. The Stockholders Agreement also provides for the election of the current chief executive officer of Parent to the Parent Board and, to the extent permitted by applicable laws and regulations and subject to certain exceptions, for equal representation on the boards of directors of our subsidiaries with respect to directors designated by our Sponsors and the appointment of at least one of the directors designated by each Sponsor to each committee of the Parent Board. For additional detail regarding the Stockholders Agreement, see “Certain Relationships and Related Transactions, and Director Independence—Stockholders Agreement.”

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
Audit Committee

The members of the Audit Committee are Mr. Gies and Mr. Ruggiero. The Audit Committee assists the Parent Board in its oversight of (i) our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) any independent registered public accounting firm engaged by us and (iv) our internal audit function.

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

Risk Assessment of Compensation Policies and Programs

We have reviewed our compensation policies and programs for all employees, including the named executive officers, and we do not believe that these policies and practices create risks that are reasonably likely to have a material adverse effect on the Company.  The major components of our overall compensation program were reviewed and the following conclusions were made:

•
Base salaries are determined by an industry peer group analysis and on the overall experience of each individual.  Merit increases are based on financial as well as individual performance and are generally kept within a specified percentage range for all employees, including the named executive officers.

•
Annual incentive bonus awards are based on our Plan Earnings (as defined below under the heading "Executive Compensation — Fiscal Year 2018 Named Executive Officer Compensation Program and Decisions — Annual Incentive Bonus") and sales. For Bergdorf Goodman, annual incentive bonus awards are based on Plan Earnings and sales of both the Company as a whole and Bergdorf Goodman specifically. The annual incentive bonus awards are all set at the beginning of each fiscal year based on the achievement of goals that the Compensation Committee believes will be challenging yet attainable. Maximum target payouts are capped at a pre-established percentage of base salary.

We grant long-term incentive awards in the form of non-qualified stock option grants and restricted share awards to align the interests of participants with those of our equity investors.

•
Awards under the Neiman Marcus Group, Inc. FY18 Mid-Term Cash Incentive Plan (the "Mid-Term Cash Incentive Plan") are based on Adjusted EBITDA Before Bonus and subject to Free Cash Flow (each as defined under the Mid-Term Cash Incentive Plan) requirements. Mid-Term Cash Incentive Plan awards and the associated performance goals were determined in January 2018 with the adoption of that plan, based on challenging yet attainable financial performance goals and informed by the Company's mid-term strategic plan.

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

ITEM 11.     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis is designed to provide an understanding of our compensation philosophy, core principles and arrangements that are applicable to our named executive officers, as determined under the SEC’s executive compensation disclosure rules, for fiscal year 2018.

Our named executive officers for fiscal year 2018 (the “named executive officers”) and their positions are:

•	Geoffroy van Raemdonck, who serves as Chief Executive Officer and a member of the Parent Board and is our principal executive officer;

•
Adam M. Orvos, who served as Executive Vice President and Chief Financial Officer during fiscal year 2018, whose role was expanded to include Chief Operating Officer in September 2018, and is our principal financial officer;

•	James J. Gold, who serves as President, Chief Merchandising Officer;

•	Carrie M. Tharp, who served as Senior Vice President and Chief Marketing Officer during fiscal year 2018 and was elevated to Executive Vice President, Chief Digital Officer in September 2018;

•
T. Dale Stapleton, who serves as Senior Vice President and Chief Accounting Officer and who served as Interim Chief Financial Officer and our principal financial officer from June 2017 through April 2018;

•	Joseph N. Weber, who serves as Senior Vice President and Chief Human Resources Officer; and

•	Karen W. Katz, who served as our President and Chief Executive Officer until her retirement in February 2018.
Compensation Philosophy and Objectives.  We have been in business for over a century and are one of the largest luxury, multi-branded, omni-channel fashion retailers in the world.  Our continued success depends on the skills of talented executives who are dedicated to achieving solid financial performance, providing outstanding service to our customers and managing our assets wisely.  Our compensation program for named executive officers – comprised of base salary, annual bonus, long-term incentives and benefits – is designed to meet the following objectives:

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

Components of Fiscal Year 2018 Named Executive Officer Compensation

The key components of our fiscal year 2018 compensation program for our named executive officers are as follows. Each component, and relevant compensation decisions made in fiscal year 2018 with respect to each component, are discussed in greater detail below under the heading “Fiscal Year 2018 Named Executive Officer Compensation Program and Decisions.”

Base Salary. Base salary provides a fixed level of cash compensation commensurate with a named executive officer’s job title, role, tenure and experience. We utilize base salary as the first building block of our named executive officer compensation program, establishing a salary range for particular positions based on survey data and job responsibilities. Being competitive in base salary is a minimum requirement to recruit and retain skilled executives in our industry.

Retention Bonuses. Certain of our named executive officers were granted retention bonuses in fiscal year 2017, which were paid in fiscal year 2018. The bonuses were granted in recognition of the importance of the named executive officers’ respective roles in the Company’s pursuit of certain customer and strategic initiatives in fiscal year 2017 and the first part of fiscal year 2018 and to retain their services during that time.

Short-Term Cash Incentives. Annual cash bonuses tied to short-term objectives form the second building block of our named executive officer compensation program and are designed to provide incentives to achieve certain financial and strategic goals of the Company. Financial and strategic goals emphasize profitability and asset management. The Compensation Committee believes that a significant portion of annual cash compensation for the named executive officers should be at risk and tied to our operational and financial results.

Mid-Term Cash Incentives. In January 2018, the Compensation Committee adopted the Mid-Term Cash Incentive Plan, which forms the third building block of our named executive officer compensation program. The Mid-Term Cash Incentive Plan is intended to focus eligible employees, including our named executive officers, on the Company’s mid-term performance and to promote retention.

Long-Term Equity Incentives. Our Parent’s equity incentive plan, the Neiman Marcus Group, Inc. Management Equity Incentive Plan (the “Management Equity Incentive Plan”), the fourth building block of our named executive officer compensation program is a comprehensive long-term incentive compensation plan pursuant to which certain of our current and prospective senior-level employees and directors, including our named executive officers, may receive long-term equity incentives. Long-term equity incentives are intended to promote sustained high performance and to align our named executive officers’ interests with those of our equity investors. The Compensation Committee does not make regular periodic (e.g., annual) equity grants, nor does it have a set practice as to when it makes equity grants. Rather, the Compensation Committee evaluates from time to time whether equity grants should be made and the size of any such grants.

The Compensation Committee has historically granted long-term equity incentives in the form of non-qualified stock options and restricted shares. As used herein, a “stock option” refers to an option to purchase one share of Parent’s Class A common stock (“Class A Common Stock”) and one share of Parent’s Class B common stock (“Class B Common Stock” and, together with Class A Common Stock, “Parent common stock”) and a “restricted share” refers to one share of Parent common stock. Stock options have value only to the extent there is appreciation in our stock. Restricted shares have a high perception of value and encourage stock ownership by our named executive officers. As such, these forms of long-term equity incentives create a direct correlation between the interests of our named executive officers and the interests of our equity investors and encourage our named executive officers to focus on decisions that will lead to increases in the Company’s value for the long term.

Retirement; Health and Welfare Benefits; Perquisites. Our named executive officers are eligible to participate in qualified retirement and non-qualified deferred compensation plans and health and welfare plans, the fifth building block of our named executive compensation program. Our named executive officers also receive certain perquisites. These components of our named executive officer compensation program facilitate recruitment and retention and are intended to be competitive with benefits offered in the retail industry generally.

The Compensation Committee's Process

Role of the Compensation Committee. The Compensation Committee is responsible for determining the compensation of our named executive officers and for establishing, implementing and monitoring adherence to our executive compensation philosophy. The Compensation Committee charter authorizes the Compensation Committee to retain and terminate compensation consultants to provide advice with respect to compensation of the named executive officers. The Compensation Committee is further authorized to approve the fees the Company will pay, and terms of engagement of, any consultant it may retain.

The Compensation Committee considers input from our CEO and compensation consultants in making determinations regarding our executive compensation program and the individual contribution of each of our named executive officers. The CEO does not play a role in decisions affecting his own compensation. The CEO’s performance and compensation are reviewed and determined solely by the Compensation Committee.

In developing and reviewing the executive incentive programs, the Compensation Committee considers the business risks inherent in program designs to ensure that they do not incentivize executives to take unacceptable levels of business risk for the purpose of increasing their incentive plan awards. The Compensation Committee intends for the plan design to be conservative in this respect and intends to structure plans such that the compensation components provide appropriate checks and balances to encourage executive incentives to be consistent with the interests of our equity investors. The Compensation Committee believes that the mix of compensation components used in the determination of our named executive officers’ total compensation does not encourage our named executive officers to take undesirable risks relating to the business. For further information, see “Directors, Executive Officers and Corporate Governance — Risk Assessment of Compensation Policies and Programs” above.

Role of Management. As part of our annual planning process, the CEO, with assistance from external consultants, develops and recommends a compensation program for all executive officers, including the named executive officers. Based on performance assessments, the CEO attends a meeting of the Compensation Committee held for the purpose of considering each individual executive’s annual compensation and recommends the base salary and any incentive bonus awards or long-term incentive awards, if applicable, for each of the executive officers, including the other named executive officers. The CEO does not participate in the portion of the Compensation Committee meeting during which his own compensation is discussed and does not provide recommendations with respect to his own compensation package.

Role of the Compensation Consultants. The Company generally retains the services of compensation consultants for limited purposes.

The Company retains a compensation consultant, Korn Ferry Hay Group, to provide comparative market data regarding executive compensation to assist the Compensation Committee in establishing reference points for the base salary and annual and long-term incentive components of our compensation package. Korn Ferry Hay Group also provides information regarding general market trends in compensation, compensation practices of other retail companies and regulatory and compliance developments. The fees paid to Korn Ferry Hay Group for their services in fiscal year 2018 were $235,000, of which $42,000 was incurred in respect of services related to executive compensation matters and $193,000 was incurred in respect of additional services relating to compensation planning and design.

The Company also engaged W.T. Haigh and Company, Inc. on a limited basis in fiscal year 2018 to consult on long-term compensation design and director pay. The fees paid to W.T. Haigh for their services in fiscal year 2018 did not exceed $120,000. Neither Korn Ferry Hay Group nor W.T. Haigh has any other affiliations with us, nor does either provide other services to us except as described above.

Ultimately, the Compensation Committee intends that our named executive officers’ total compensation be based on the level of performance of the Company and/or the Company’s applicable business unit or division.  The Compensation Committee uses its discretion in making decisions on the overall compensation packages of our named executive officers based on current market conditions, business trends and overall Company performance.

Peer Group and Compensation Benchmarking. We have identified an industry peer group that includes the 15 companies listed below for purposes of benchmarking the compensation of our named executive officers (while this peer group previously included Ann Inc. and Kate Spade, these companies were removed from our peer group in the first quarter of fiscal year 2018 as they had previously been acquired). These companies are intended to represent our competitors for business and talent. Their executive compensation programs are compared to ours, as is the compensation of individual executives if the Compensation Committee considers that the jobs of such executives are sufficiently similar to make the comparison meaningful. The comparison data is generally intended to ensure that the compensation of our named executive officers, both individually and as a whole, is appropriately competitive relative to our performance. We believe that this practice is appropriate in light of the high level of commitment, job demands and the expected performance contribution required from each of our named executive officers. We generally target our named executive officers' total direct compensation to be positioned between the 50th and 75th percentile levels of the compensation packages received by executives in our peer group of industry related companies. In the first quarters of fiscal years 2018 and 2016, our compensation consultant, Korn Ferry Hay Group, conducted benchmarking reviews of the compensation of all of our executive officers, including our named executive officers. No significant changes in design or levels of executive compensation were made with respect to fiscal years 2018 or 2017 as a result of Korn Ferry Hay Group’s most recent review.

Abercrombie & Fitch	Nordstrom
The Gap	Ralph Lauren
Hudson's Bay	RH (formerly Restoration Hardware)
J.C. Penney	Tapestry (formerly Coach)
Kohl’s	Tiffany & Co.
L Brands	Urban Outfitters
Macy's	Williams-Sonoma
Michael Kors

In addition to benchmarking against the select companies above, the Compensation Committee also reviews various third party compensation survey reports in connection with its review and consideration of our named executive officer compensation program.

Fiscal Year 2018 Named Executive Officer Compensation Program and Decisions

Base Salary. Base salary is the principal fixed component of our named executive officers’ compensation. Base salary levels of the named executive officers are determined based on a combination of factors, including our compensation philosophy, market compensation data, competition for key executive talent, the named executive officer’s experience, leadership, achievement of specified business objectives, individual performance, our overall budget for merit increases and attainment of our financial goals. Salaries are generally reviewed shortly after the end of each fiscal year as part of our performance and compensation review process as well as at other times to recognize a promotion, change in job responsibilities or performance. Historically, merit increases have generally been awarded to the named executive officers in the same percentage range as all employees and are based on overall performance and competitive market data. In more recent fiscal years, in recognition of a challenging retail business environment, the Compensation Committee has generally not granted annual merit increases to the named executive officers except in individual situations where the Compensation Committee has determined that individual performance has justified awarding increases. Merit increases when granted typically range between two and eight percent of base salary.

In addition, Messrs. van Raemdonck, Orvos and Gold have employment agreements that set minimum salaries, more fully described under the heading “Employment and Other Compensation Agreements” below.

The table below shows our named executive officers’ annualized base salaries for fiscal year 2018. None of our named executive officers who were employed during fiscal year 2017 received a base salary increase for fiscal year 2018.

Fiscal Year 2018 Annualized Base Salary ($)
Geoffroy van Raemdonck (1)	$1,000,000
Adam M. Orvos (1)	750,000
James J. Gold	820,000
Carrie M. Tharp	430,000
T. Dale Stapleton	397,000
Joseph N. Weber	425,000
Karen W. Katz (2)	1,100,000

(1)	Mr. van Raemdonck joined the Company in February 2018 and Mr. Orvos joined in April 2018.

(2)	Ms. Katz retired effective February 12, 2018.
Amount of base salary actually earned by each of the named executive officers in fiscal years 2018, 2017 and 2016 are listed in the Summary Compensation Table below.

Annual Incentive Bonus. Our annual incentive bonus is intended to reward our named executive officers for achievement of Company financial and strategic performance goals.

Threshold, target and maximum annual bonus levels, stated as a percentage of base salary, are generally established for each of the named executive officers at the beginning of each fiscal year (except for Messrs. van Raemdonck, Orvos and Gold, whose employment agreements specify their respective threshold/minimum, target and maximum annual bonus levels, as described below under “Employment and Other Compensation Agreements”). Mr. van Raemdonck, our CEO and the individual with the greatest overall responsibility for Company performance, has the largest incentive opportunity in comparison to his base salary to weight his annual cash compensation mix more heavily towards performance‑based compensation.

In determining annual incentive bonus amounts earned by the named executive officers in respect of a fiscal year, the Compensation Committee considers performance relative to performance goals that are set at the beginning of the fiscal year. The performance goals are primarily focused on our overall financial results and may also include the operational performance of the unit or division that the named executive officer manages, as applicable. As it relates to our annual incentive compensation program, this performance assessment is a key variable in determining the amount of total compensation paid to our named executive officers.

Performance goals used for each named executive officer, as well as the relative weights assigned to the performance goals, are informed by the strategic business drivers of the particular business unit or division that the named executive officer manages. For fiscal year 2018, annual incentive bonuses were determined based on performance against Plan Earnings (as defined herein) and sales goals, weighted 70% and 30%, respectively. We define “Plan Earnings” as earnings before interest, taxes, depreciation, amortization and impairment charges, further adjusted to eliminate the effects of items the Compensation Committee does not consider in assessing the Company’s ongoing performance such as non‑cash stock‑based compensation expense, certain advisory and other fees, and certain other expenses. The Compensation Committee set the threshold, target and maximum performance goals at levels that the Compensation Committee believed were challenging, yet attainable, based on historical Company performance and industry and market conditions.

Fiscal year 2018 target annual incentives and relative performance weights for the named executive officers were as follows:

Name	Target Bonus As Percent of Base Salary	Plan Earnings	Sales
Geoffroy van Raemdonck (1)	100%	70%	30%
Adam M. Orvos (1)	75%	70%	30%
James J. Gold	75%	70%	30%
Carrie M. Tharp	40%	70%	30%
T. Dale Stapleton	40%	70%	30%
Joseph N. Weber	40%	70%	30%
Karen W. Katz (2)	125%	70%	30%

(1)
Mr. van Raemdonck joined the Company in February 2018 and Mr. Orvos joined in April 2018. Pursuant to the terms of their respective employment agreements, each was guaranteed to receive an annual bonus for fiscal year 2018 of at least the target level, prorated for the number of days each was employed during fiscal year 2018.

(2)
Ms. Katz retired effective February 12, 2018. Amount shown above reflects her annual bonus in effect during the term of her employment. In connection with her retirement, the Company and Ms. Katz entered into a retirement agreement, pursuant to which Ms. Katz is entitled to receive a pro-rata portion of her annual bonus in respect of fiscal year 2018, determined based on actual performance and payable at the same time that annual incentive bonuses are paid to actively-employed executives. For a detailed description of the terms of Ms. Katz’s retirement agreement, see “Employment and Other Compensation Agreements” below.

Fiscal Year 2018 Performance and Annual Incentive Bonus Payout. Bonus payout percentages for fiscal year 2018 are as follows:

Payout As Percent of Target
Neiman Marcus Group
Plan Earnings	173.9%
Sales	216.1%
Total	186.5%
The actual fiscal year 2018 annual incentive bonus payouts are reflected in the table below, both as a percentage of our named executive officers’ respective target bonuses and as cash amounts:

Name	Annual Incentive Bonus as % of Target	Annual Incentive Bonus Paid
Geoffroy van Raemdonck (1)	186.5%	$955,433
Adam M. Orvos (1)	186.5%	279,627
James J. Gold	186.5%	1,147,257
Carrie M. Tharp	186.5%	320,859
T. Dale Stapleton	186.5%	296,235
Joseph N. Weber	186.5%	317,128
Karen W. Katz (2)	186.5%	1,388,204

(1)
Mr. van Raemdonck joined the Company in February 2018 and Mr. Orvos joined in April 2018. Pursuant to the terms of their respective employment agreements, each was guaranteed to receive an annual bonus for fiscal year 2018 of at least the target level, prorated for the number of days each was employed during fiscal year 2018.

(2)
Amount shown above reflects the pro-rata portion of Ms. Katz’s annual bonus in respect of fiscal year 2018, determined based on actual performance, to which Ms. Katz is entitled pursuant to her retirement agreement with the Company. For a detailed description of the terms of Ms. Katz’s retirement agreement, see “Employment and Other Compensation Agreements” below.

Mid-Term Cash Incentive Plan. Under the Mid-Term Cash Incentive Plan, a participant will generally be eligible to receive a cash bonus for each of fiscal years 2018, 2019 and 2020 if Parent (and its subsidiaries) achieves a pre-determined target level of Adjusted EBITDA Before Bonus for such year. We define “Adjusted EBITDA Before Bonus” as earnings before interest, taxes, depreciation, amortization and impairment charges, further adjusted to eliminate the effects of items the Compensation Committee does not consider in assessing the Company’s ongoing performance such as costs associated with discontinued operations, non‑cash stock‑based compensation expense, bonus payments, certain advisory and other fees, and certain other expenses and without giving effect to the operating results of the MyTheresa business.

With the exception of Mr. Orvos, whose fiscal year 2018 bonus is guaranteed under his employment agreement, no bonus will be payable with respect to fiscal year 2018 if the applicable performance target is not achieved. For fiscal years 2019 and 2020, a participant will be eligible to earn a pro-rata portion of the participant’s target bonus if Parent’s performance is at least 80% of the performance target for that year and an amount in excess of the participant’s target bonus if Parent’s performance exceeds the target level of performance, in each case with the actual bonus payable determined by the Compensation Committee in accordance with the terms of the Mid-Term Cash Incentive Plan. Payment of eligible awards will only be made (i) if Parent’s Free Cash Flow (which we define as the Parent's net cash from operating expenses less capital expenditures) exceeds the amount eligible for payment, as measured at the end of fiscal year 2018 and at the end of each second and fourth quarter of each fiscal year after a bonus under the Mid-Term Cash Incentive Plan becomes eligible for payment, until the end of fiscal year 2022 and (ii) if the applicable participant remains continuously employed with the Company and its subsidiaries through the applicable payment date.

The following table sets forth the target bonus amounts under the Mid-Term Cash Incentive Plan for the named executive officers other than Ms. Katz (who retired in fiscal year 2018 and, as such, does not participate in the Mid-Term Cash Incentive Plan).

Name	Target Bonus for Fiscal Year 2018	Target Bonus for Fiscal Year 2019	Target Bonus for Fiscal Year 2020
Geoffroy van Raemdonck	$750,000	$1,500,000	$1,750,000
Adam M. Orvos (1)	400,000	900,000	1,000,000
James J. Gold	500,000	1,200,000	1,500,000
Carrie M. Tharp	300,000	800,000	900,000
T. Dale Stapleton	200,000	400,000	500,000
Joseph N. Weber	300,000	500,000	600,000

(1)	Mr. Orvos's payment under the Mid-Term Cash Incentive Plan for fiscal year 2018 is guaranteed under his employment agreement.
For fiscal year 2018, actual operating performance for the Neiman Marcus Group (excluding MyTheresa) operating division was in excess of the Adjusted EBITDA Before Bonus target level of $465 million and the Parent’s Free Cash Flow was sufficient to pay all eligible bonuses under the Mid-Term Cash Incentive Plan. Accordingly, each named executive officer will be entitled to receive their respective target bonus under the Mid-Term Cash Incentive Plan following the completion of fiscal year 2018, subject to his or her continued employment through the payment date.

Retention Bonuses. In February 2017, the Compensation Committee approved retention bonuses of $172,000 for Ms. Tharp, $225,000 for Mr. Stapleton and $170,000 for Mr. Weber. These bonuses were paid in January 2018. The Compensation Committee determined to award these bonuses to these individuals and determined the respective amounts in recognition of the importance of their respective roles in the Company’s pursuit of certain customer and strategic initiatives in fiscal year 2017 and the first part of fiscal year 2018 and to retain their services during that time.

Long-Term Equity Incentives. In fiscal year 2018, the Compensation Committee granted stock options and restricted shares in respect of Parent common stock under the Management Equity Incentive Plan to each of Messrs. van Raemdonck and Orvos in connection with their commencement of employment with the Company and granted stock options to those named executive officers who were actively employed with the Company as of September 8, 2017, in each case as described below.

Stock Options. The Compensation Committee granted time-vested and performance-vested stock options under the Management Equity Incentive Plan to Messrs. van Raemdonck and Orvos.

Mr. van Raemdonck’s stock options were granted at an exercise price of $500 per share. Mr. Orvos’s time-vested stock options were granted at an exercise price of $500 per share and his performance-vested stock options were granted at an exercise price of $1,000 per share. The stock options expire on the tenth anniversary of the grant date. The stock options contain sale and repurchase provisions (including repurchase provisions in the event of a termination of employment) that expire upon an initial public offering.

The time-vested stock options vest and become exercisable in equal annual installments on each of the first four anniversaries of Messrs. van Raemdonck and Orvos’s respective hire dates, in each case generally subject to the applicable executive’s continued employment through the applicable vesting date.

The performance-vested stock options vest when the amount of capital returned to the Sponsors with respect to their shares (at least 50% of which is in cash) exceeds the applicable multiple of the capital invested by the Sponsors, and the internal rate of return exceeds ten percent (except that Mr. van Raemdonck’s stock options are not subject to the internal rate of return metric), in each case generally subject to the applicable executive’s continued employment through the applicable vesting date. For Mr. Orvos, the applicable multiple with respect to 40% of the performance-vested stock options is 1.5x; with respect to 30% of the performance-vested stock options is 1.75x; and with respect to 30% of the performance-vested stock options is 2.25x. For Mr. van Raemdonck, the applicable multiple with respect to 40% of the performance-vested stock options is 1.0x; with respect to 30% of the performance-vested stock options is 1.5x; and with respect to 30% of the performance-vested stock options is 2.0x.

Restricted Shares. Restricted shares granted to Messrs. van Raemdonck and Orvos vest, subject to continued employment, in equal annual installments on each of the first four anniversaries of their respective hire dates. During a limited period after December 1 of each calendar year, each of Messrs. van Raemdonck and Orvos will have the ability to require Parent to repurchase a portion of his vested shares for a purchase price equal to the fair market value of Parent common stock at the beginning of such period (the “put right”). Mr. van Raemdonck may only exercise his put right to the extent Parent’s majority stockholders have sold a specified percentage of their Parent common stock, in which case he will have a put right with respect to an equal percentage of his total shares (or, if less, the number of his vested shares). Mr. Orvos's restricted share award is subject to the restriction described in the preceding sentence with respect to 750 shares, the put right with respect to the other 1,750 shares is not subject to such requirement. The put right provides an enhanced incentive with respect to the restricted shares, by providing the named executive officers with liquidity with respect to a portion of their restricted shares.

Co-Invest Options. At the time of the Acquisition, we had outstanding vested and unvested stock options (referred to as "Predecessor Stock Options"). Certain management employees including the named executive officers that were employed by us at the time of the Acquisition elected to exchange a portion of their Predecessor Stock Options for stock options to purchase shares of Parent common stock (the "Co-Invest Options"). The Co-Invest Options are fully vested. The number of stock options and exercise prices were adjusted pursuant to an exchange ratio in connection with the Acquisition. The Co-Invest Options are exercisable at any time prior to the applicable expiration dates related to the original grant of the Predecessor Stock Options. The Co-Invest Options contain sale and repurchase provisions that expire upon an initial public offering.

On September 8, 2017, the Compensation Committee approved grants of Co-Invest Options (the “New Co-Invest Options”) to the named executive officers who previously held Co-Invest Options. The New Co-Invest Options have the effect of replacing the previous Co-Invest Options held by those named executive officers, which were cancelled. The New Co-Invest Options expire on the tenth anniversary of the grant date. All other terms of the New Co-Invest Options remain unchanged from the terms of the cancelled Co-Invest Options.

Stock Option Amendment.    In January 2018, the Compensation Committee determined that the exercise prices of certain time-vested stock options were higher than the then-current fair market value of Parent’s common stock. In order to enhance the retentive value of these stock options, the Compensation Committee approved the amendment of such stock options, including those held by the named executive officers (other than Messrs. van Raemdonck and Orvos, who had not yet joined us at that time) to amend the exercise price of such stock options to $500 per share. In connection with the repricing amendment, the Compensation Committee further provided that, with respect to such stock options, if Parent pays an extraordinary dividend or makes an extraordinary distribution then, prior to any adjustment to such stock options on account of such dividend or distribution pursuant to the Management Equity Incentive Plan, each such stock option’s exercise price will be increased by 50% of the value of the dividend or distribution, subject to a maximum exercise price increase of $500. Further, in its sole discretion, the Compensation Committee may at any time determine that such stock options will not be exercisable during any period for an exercise price less than $1,000 per share.

Other Named Executive Officer Compensation Components

We maintain the following compensation components to provide a competitive total rewards package that supports retention of key executives, including our named executive officers.

Health and Welfare Benefits. The named executive officers are eligible to participate under the same plans as all other eligible employees for medical, dental, vision, disability and life insurance. The named executive officers also receive benefits under a supplemental medical policy available to our senior executives. These benefits are intended to be competitive with benefits offered in the retail industry.

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

Savings Plans. Effective January 1, 2008, our RSP was established and was offered to all employees, including the named executive officers, as the primary retirement plan. Benefits and accruals under a previous 401(k) plan, our Employee Savings Plan (referred to as the "ESP"), as well as benefits and accruals under the Pension Plan, were frozen as of that date. All future and current employees who were not already enrolled in the ESP were automatically enrolled in the RSP. “Rule of 65” employees, as described above, were given a choice to either continue participation in the Pension Plan and the ESP or freeze what was earned under those plans through December 31, 2007 and participate in the RSP. The RSP is a tax-qualified defined contribution 401(k) plan that allows participants to contribute up to the limit prescribed by the Internal Revenue Service on a pre-tax basis. The Company matches 100% of the first 3% and 50% of the next 3% of pay that is contributed to the RSP. All employee contributions to the RSP are fully vested upon contribution. Company matching contributions vest after two years of service. The Company matched 100% of the first 2% and 25% of the next 4% of pay that was contributed to the ESP. All employee contributions to the ESP were fully vested upon contribution. Company matching contributions vested after three years of service. Effective August 1, 2010, benefits and accruals under the ESP were frozen for the remaining “Rule of 65” active employees and such participants were moved into the RSP.

Supplemental Retirement Plan and Key Employee Deferred Compensation Plan. U.S. tax laws limit the amount of benefits that we can provide under our tax-qualified retirement plans. We maintain our Supplemental Executive Retirement Plan (referred to as the "SERP Plan") and our Key Employee Deferred Compensation Plan (referred to as the "KEDC Plan"), which are unfunded, non-qualified arrangements intended to provide the named executive officers and certain other key employees with additional benefits, including the benefits that they would have received under the RSP if the tax law limitations did not apply and if certain other components of compensation could be included in calculation of benefits under our tax-qualified retirement plans. Prior to 2008, executive, administrative and professional employees (other than those employed as salespersons) with an annual base salary at least equal to a minimum established by the Company were eligible to participate in the SERP Plan. Similar to the Pension Plan, effective December 31, 2007, eligibility and benefit accruals under the SERP Plan were frozen for all participants not meeting the “Rule of 65” and such participants were moved into our Defined Contribution Supplemental Executive Retirement Plan ("DC SERP"). Effective August 1, 2010, all benefits and accruals under the SERP Plan for “Rule of 65” employees were frozen and such participants were moved into the DC SERP. SERP Plan related benefits are more fully described under “Pension Benefits” below.

Participation in the KEDC Plan is limited to employees whose base salary is in excess of $300,000 and who meet other stated criteria. Amounts in excess of those benefits provided under the 401(k) plans are credited to the account balances of each KEDC Plan participant. KEDC Plan benefits are more fully described under “Non-Qualified Deferred Compensation” below.

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

Perquisites. We provide perquisites and other personal benefits that we believe are reasonable and consistent with the nature of individual responsibilities to provide a competitive level of total compensation to our named executive officers. We believe the level of perquisites is within an acceptable range of what is offered by a group of industry related companies. The Compensation Committee believes that these benefits are aligned with the Company’s desire to attract and retain highly skilled management talent for the benefit of all stockholders. The value of these benefits to the named executive officers is set forth in the Summary Compensation Table under the column “All Other Compensation” and details about each benefit are set forth in a table following the Summary Compensation Table.

Compensation Following Employment Termination or Change of Control

Employment Agreements. To support the continuity of senior leadership, we have employment agreements with Messrs. van Raemdonck, Orvos and Gold that provide, among other things, for payments to the executive following a termination of employment by the executive for “good reason” or a termination of the executive’s employment by us without “cause.” The triggering events constituting “good reason” and “cause” were negotiated to provide protection to us in the event of certain terminations of employment that could cause harm to us as well as to provide protection to the executive. These employment agreements also provide for certain payments to the executives upon death or “disability” and contain restrictive covenant provisions to protect the Company. For a detailed description of the terms of the employment agreements, see “Employment and Other Compensation Agreements” below.

Confidentiality, Non-Competition and Termination Benefits Agreements. Each of Ms. Tharp, Mr. Stapleton and Mr. Weber is a party to a confidentiality, non-competition and termination benefits agreement with us and intended to protect the Company. The confidentiality, non-competition and termination benefits agreements provide for severance benefits if the employment of the affected individual is terminated by us other than for death, “disability,” or “cause” or by the executive for "good reason." Mr. Stapleton's and Mr. Weber's agreements provide for severance payments equal to one and one-half of their respective annual base salary, payable over an 18-month period, and reimbursement for COBRA premiums for the same period. Ms. Tharp's agreement provides for a severance payment equal to annual base salary, payable over a 12-month period, and reimbursement for COBRA premiums for the same period.

Employment and Retirement Agreement with Ms. Katz. The Company and Ms. Katz had previously entered into an employment agreement and, in connection with Ms. Katz’s retirement from the Company, the Company and Ms. Katz entered into a retirement agreement detailing the terms of her retirement, which became effective on February 12, 2018. Ms. Katz’s employment agreement provided, among other things, for payments to Ms. Katz following a termination of employment by her for “good reason” or a termination of her employment by us without “cause” or upon her death or “disability.” Ms. Katz’s employment agreement also contained restrictive covenant provisions to protect the Company. Ms. Katz’s retirement agreement provides for retirement payments and benefits payable in connection with her retirement subject to her continued compliance with the restrictive covenants pursuant to her employment agreement. For a detailed description of the terms of Ms. Katz’s retirement agreement, see “Employment and Other Compensation Agreements” below.

Other. Change of control provisions in the Management Equity Incentive Plan allow the Parent Board or Compensation Committee to accelerate the vesting of equity awards upon a change of control (as defined in the Management Equity Incentive Plan) of Parent.

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

COMPENSATION COMMITTEE

David Kaplan
Graeme Eadie

Summary Compensation Table for Fiscal Year 2018
The following table sets forth the annual compensation for the named executive officers.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compen-sation ($)(4)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)
Geoffroy van Raemdonck Chief Executive Officer	2018	$461,539	$230,769	$2,144,000	$6,126,750	$1,705,433	$—	$438,203	$11,106,694

Adam M. Orvos Executive Vice President, Chief Financial Officer and Chief Operating Officer	2018	201,923	100,000	670,000	1,259,900	679,627	—	40,971	2,952,421

James J. Gold President, Chief Merchandising Officer	2018	820,000	—	—	1,145,238	1,647,257	—	174,286	3,786,781
	2017	820,000	75,000	1,999,872	—	—	—	144,265	3,039,137
	2016	820,000	50,000	—	—	—	219,000	157,101	1,246,101

Carrie M. Tharp Executive Vice President, Chief Digital Officer	2018	430,000	172,000	—	41,228	620,859	—	36,929	1,301,016
	2017	355,577	—	300,288	347,644	—	—	16,034	1,019,543

T. Dale Stapleton Senior Vice President and Chief Accounting Officer	2018	397,000	225,000	—	123,635	496,235	—	93,382	1,335,252
	2017	397,000	—	400,128	—	—	—	54,249	851,377

Joseph N. Weber Senior Vice President and Chief Human Resources Officer	2018	425,000	170,000	—	151,900	617,128	—	63,939	1,427,967

Karen W. Katz Former President and Chief Executive Officer	2018	589,283	—	—	2,296,515	—	52,656	4,206,839	7,145,293
	2017	1,100,000	—	3,499,776	—	—	4,363	254,823	4,858,962
	2016	1,100,000	—	—	—	—	905,001	274,866	2,279,867

(1)
The amount for Mr. van Raemdonck for fiscal year 2018 represents the portion of Mr. van Raemdonck’s one-time signing bonus paid in fiscal year 2018. Pursuant to his employment agreement, Mr. van Raemdonck is entitled to a one-time signing bonus of $1,000,000 in the aggregate, payable over 24 months following his commencement of employment, in equal installments in accordance with the general payroll practices of the Company but no less frequently than monthly, and subject to Mr. van Raemdonck’s continued employment with the Company through the applicable payment dates.

The amount for Mr. Orvos for fiscal year 2018 represents a one-time signing bonus pursuant to his employment agreement.
The amounts for Ms. Tharp, Mr. Stapleton and Mr. Weber for fiscal year 2018 represent retention bonuses described above under "Compensation Discussion and Analysis — Fiscal Year 2018 Named Executive Officer Compensation Program and Decisions — Retention Bonuses."

(2)
The amounts listed in this column reflect the aggregate grant date fair value for the applicable awards computed in accordance with ASC Topic 718. The assumptions used in calculating these amounts are described under the caption Stock-Based Awards in Note 13 of the Notes to Consolidated Financial Statements. These amounts reflect the grant date fair value and do not represent the actual value that may be realized by the named executive officers.

In connection with her retirement, we entered into a retirement agreement with Ms. Katz pursuant to which one-quarter of the restricted shares granted to Ms. Katz in fiscal year 2017 (the aggregate grant date fair value of which is reflected in this column in fiscal year 2017) vested upon her retirement in fiscal year 2018. No incremental fair value was recognized in fiscal year 2018 in connection with the vesting of Ms. Katz’s restricted shares.

(3)
The amounts listed in this column reflect the aggregate grant date fair value for the applicable awards computed in accordance with ASC Topic 718. The assumptions used in calculating these amounts are described under the caption Stock-Based Awards in Note 13 of the Notes to Consolidated Financial Statements. These amounts reflect the grant date fair value and do not represent the actual value that may be realized by the named executive officers.

Amounts for Messrs. van Raemdonck and Orvos reflect the aggregate grant date fair value of stock options granted in connection with their commencement of employment.
In January 2018, the Compensation Committee approved amendments to the exercise prices of the time-vested stock options held by Mr. Gold, Ms. Tharp, Mr. Stapleton, Mr. Weber and Ms. Katz. The incremental fair value of such stock options as a result of these amendments is reported in this column for fiscal year 2018.
Additionally, in September 2017, the Compensation Committee approved stock option grants of New Co-Invest Options to Mr. Gold, Mr. Stapleton, Mr. Weber and Ms. Katz, the named executive officers who previously held Co-Invest Options in respect of Parent common stock. The New Co-Invest Options replaced the Co-Invest Options previously held by Mr. Gold, Mr. Stapleton, Mr. Weber and Ms. Katz, which were cancelled upon the grant of the New Co-Invest Options. The term of the New Co-Invest Options expire on the tenth anniversary of their grant date. Amounts reported for these individuals for fiscal year 2018 include the incremental fair value of the New Co-Invest Options.

(4)
The amounts reported in the "Non‑Equity Incentive Plan Compensation" column reflect the actual amounts earned under the performance‑based annual cash incentive compensation plans described under “Compensation Discussion and Analysis — Fiscal Year 2018 Named Executive Officer Compensation Program and Decisions — Annual Incentive Bonus” and “Compensation Discussion and Analysis — Fiscal Year 2018 Named Executive Officer Compensation Program and Decisions — Mid-Term Cash Incentive Plan."

(5)
The amounts in this column represent the change in the actuarial value of the named executive officers’ benefits under our Pension Plan and SERP Plan from July 29, 2017 to July 28, 2018. This “change in the actuarial value” is the difference between the fiscal year 2017 and fiscal year 2018 present value of the pension benefits accumulated as of year-end by the named executive officers, assuming that the benefit is not paid until age 65 in the case of the Pension Plan and age 62 in the case of the SERP Plan. These amounts were computed using the same assumptions used for financial statement reporting purposes under ASC Subtopic 715-30, “Defined Benefit Plans - Pension” as described in Note 10 of the Notes to Consolidated Financial Statements.

Mr. Gold, Mr. Stapleton and Ms. Katz are the only named executive officers that participated in our Pension Plan and SERP Plan as of July 28, 2018. The actuarial value of Mr. Gold's and Mr. Stapleton's benefits under these plans decreased from July 29, 2017 to July 28, 2018 by $60,000 and $8,000, respectively. The actuarial value of Ms. Katz's benefits under the Pension Plan decreased by $12,000 and the actuarial value of her benefits under the SERP Plan increased by $44,000. Also included in this column for Ms. Katz is $8,656 of earnings in the Key Employee Deferred Compensation Plan that were in excess of 120% of the federal long-term rate for the period from July 29, 2017 to July 28, 2018.

(6)
Includes all items listed in the following table entitled “All Other Compensation.” The value of perquisites and other personal benefits is provided in this column and in the footnotes below even if the amount is less than the reporting threshold established by the SEC.

All Other Compensation
The table below sets forth an itemized list of the amounts shown in the column “All Other Compensation” of the Summary Compensation Table, in respect of fiscal year 2018 for each of the named executive officers.

All Other Compensation for Fiscal Year 2018	Geoffroy van Raemdonck ($)	Adam M. Orvos ($)	James J. Gold ($)	Carrie M. Tharp ($)	T. Dale Stapleton ($)	Joseph N. Weber ($)	Karen W. Katz ($)
401(k) plan contributions paid by us	$—	$—	$20,060	$13,198	$12,150	$12,729	$8,922
Deferred compensation plan match	—	—	—	—	—	—	13,750
DC SERP contributions paid by us	—	—	98,042	—	54,560	34,125	75,624
Group term life insurance	549	722	2,351	645	4,291	1,786	2,725
Supplemental executive medical insurance	6,950	4,633	13,899	13,899	13,899	13,899	8,108
Financial counseling/tax preparation	—	—	—	1,965	1,794	—	3,920
Long-term disability	592	323	1,400	1,400	1,392	1,400	817
New York travel reimbursement (1)	—	—	7,500	—	—	—	15,000
Tax gross-ups for New York travel (2)	—	—	5,031	—	—	—	11,351
Tax gross-ups for New York non-resident taxes (3)	—	—	26,003	5,822	5,296	—	48,853
Executive coaching services (4)	30,000	—	—	—	—	—	—
Relocation expenses (5)	212,348	22,330	—	—	—	—	—
Tax gross-up for relocation expenses (6)	135,764	12,963	—	—	—	—	—
Legal fee reimbursement (7)	52,000	—	—	—	—	—	—
Payments due upon retirement (8)	—	—	—	—	—	—	3,907,304
Director fees (9)	—	—	—	—	—	—	22,940
Director option grant (10)	—	—	—	—	—	—	87,525
Totals	$438,203	$40,971	$174,286	$36,929	$93,382	$63,939	$4,206,839

(1)
The amount for Mr. Gold reflects an annual payment of $7,500 in lieu of reimbursement for New York accommodations pursuant to an arrangement with Mr. Gold. The amounts for Ms. Katz reflects annual payments of $15,000 in lieu of reimbursement for New York accommodations paid pursuant to her employment agreement.

(2)	The amounts represent the tax gross-ups for income taxes associated with the annual payments to Mr. Gold and Ms. Katz described in the preceding footnote.

(3)	The amounts shown represent tax gross-up payments made in connection with New York non-resident taxes.

(4)	The amount represents the cost to the Company of executive coaching services provided to Mr. van Raemdonck pursuant to his employment agreement.

(5)	The amount represents relocation and temporary living expenses for Mr. van Raemdonck's and Mr. Orvos's moves to Dallas.

(6)	The amounts shown represent tax gross-up payments made in connection with relocation and temporary living expenses for Mr. van Raemdonck's and Mr. Orvos's moves to Dallas.

(7)	Represents reimbursement of legal fees incurred by Mr. van Raemdonck in negotiating the terms of his employment agreement.

(8)
The amount represents amounts payable to Ms. Katz pursuant to her retirement agreement consisting of (i) a lump sum of $2,475,000, (ii) a lump sum amount of 18 times her monthly COBRA premium then in effect and (iii) her prorated annual incentive bonus for fiscal year 2018. Ms. Katz's retirement agreement provides for an additional payment of $1,000,000 to be paid on or before March 14, 2019.

(9)	The amount represents a prorated portion of Ms. Katz's annual $50,000 retainer in connection with her continued service on the Parent Board following her retirement.

(10)
The amount represents the aggregate grant date fair value of a grant of 500 time-vested stock options to Ms. Katz in connection her appointment to the Parent Board following her retirement, computed in accordance with ASC Topic 718. The assumptions used in calculating these amounts are described under the caption Stock-Based Awards in Note 13 of the Notes to Consolidated Financial Statements.

Grants of Plan-Based Awards for Fiscal Year 2018
The following table sets forth (i) the threshold, target and maximum ranges (as applicable) of non‑equity incentive plan awards granted to our named executive officers in fiscal year 2018 pursuant to our annual incentive bonus program and our Mid-Term Cash Incentive Plan and (ii) equity or equity-linked awards granted to our named executive officers in fiscal year 2018 pursuant to our Management Equity Incentive Plan.

										Stock Awards: Number of Shares of Stock (#)(3)		All Other Option Awards			Grant Date Fair Value of Stock and Option Awards ($)(12)
		Estimated Possible Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Possible Future Payouts Under Equity Incentive Plan Awards						Number of Securities Underlying Options (#)		Exercise Or Base Price of Option Awards ($)(11)

Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)		Threshold ($)	Target ($)		Maximum ($)
Geoffroy van Raemdonck	2/12/2018	$461,539	$461,539	$1,153,848	(1)	$—	$—		$—	—		—		$—	$—
	2/12/2018	—	750,000	—	(2)	—	—		—	—		—		—	—
	2/12/2018	75,000	1,500,000	3,300,000	(3)	—	—		—	—		—		—	—
	2/12/2018	87,500	1,750,000	3,850,000	(4)	—	—		—	—		—		—	—
	2/15/2018	—	—	—		—	—		—	—		17,500	(5)	500.00	3,063,375
	2/15/2018	—	—	—		—	17,500	(6)	—	—		—		500.00	3,063,375
	2/15/2018	—	—	—		—	—		—	8,000	(7)	—		—	2,144,000

Adam M. Orvos	4/23/2018	151,442	151,442	302,885	(1)	—	—		—	—		—		—	—
	4/23/2018	400,000	400,000	—	(2)	—	—		—	—		—		—	—
	4/23/2018	45,000	900,000	1,980,000	(3)	—	—		—	—		—		—	—
	4/23/2018	50,000	1,000,000	2,200,000	(4)	—	—		—	—		—		—	—
	5/3/2018	—	—	—		—	—		—	—		5,000	(5)	500.00	897,250
	5/3/2018	—	—	—		—	5,000	(6)	—	—		—		1,000.00	362,650
	5/3/2018	—	—	—		—	—		—	2,500	(7)	—		—	670,000

James J. Gold	9/8/2017	205,000	615,000	1,230,000	(1)	—	—		—	—		—		—	—
	9/8/2017	—	—	—		—	—		—	—		1,375	(8)	363.08	172,260
	9/8/2017	—	—	—		—	—		—	—		4,979	(8)	450.26	525,683
	9/8/2017	—	—	—		—	—		—	—		2,671	(8)	644.37	218,648
	1/4/2018	—	500,000	—	(2)	—	—		—	—		—		—	—
	1/4/2018	60,000	1,200,000	2,640,000	(3)	—	—		—	—		—		—	—
	1/4/2018	75,000	1,500,000	3,300,000	(4)	—	—		—	—		—		—	—
	1/4/2018	—	—	—		—	—		—	—		8,068	(9)	500.00	228,647

Carrie M. Tharp	9/8/2017	43,000	172,000	344,000	(1)	—	—		—	—		—		—	—
	1/4/2018	—	300,000	—	(2)	—	—		—	—		—		—	—
	1/4/2018	40,000	800,000	1,760,000	(3)	—	—		—	—		—		—	—
	1/4/2018	45,000	900,000	1,980,000	(4)	—	—		—	—		—		—	—
	1/4/2018	—	—	—		—	—		—	—		1,100	(9)	500.00	41,228

T. Dale Stapleton	9/8/2017	39,700	158,800	317,600	(1)	—	—		—	—		—		—	—
	9/8/2017	—	—	—		—	—		—	—		428	(8)	271.27	53,992
	9/8/2017	—	—	—		—	—		—	—		287	(8)	347.40	36,182
	1/4/2018	—	200,000	—	(2)	—	—		—	—		—		—	—
	1/4/2018	20,000	400,000	880,000	(3)	—	—		—	—		—		—	—
	1/4/2018	25,000	500,000	1,100,000	(4)	—	—		—	—		—		—	—
	1/4/2018	—	—	—		—	—		—	—		1,120	(9)	500.00	33,461

Joseph N. Weber	9/8/2017	42,500	170,000	340,000	(1)	—	—		—	—		—		—	—
	9/8/2017	—	—	—		—	—		—	—		1,298	(8)	576.59	113,783
	1/4/2018	—	300,000	—	(2)	—	—		—	—		—		—	—
	1/4/2018	25,000	500,000	1,100,000	(3)	—	—		—	—		—		—	—
	1/4/2018	30,000	600,000	1,320,000	(4)	—	—		—	—		—		—	—
	1/4/2018	—	—	—		—	—		—	—		1,345	(9)	500.00	38,117

Karen W. Katz	9/8/2017	550,000	1,375,000	2,750,000	(1)	—	—		—	—		—		—	—
	9/8/2017	—	—	—		—	—		—	—		5,699	(8)	363.08	713,971
	9/8/2017	—	—	—		—	—		—	—		9,211	(8)	450.26	972,497
	9/8/2017	—	—	—		—	—		—	—		4,556	(8)	644.37	372,954
	3/7/2018	—	—	—		—	—		—	—		8,366	(9)	500.00	237,092
	3/7/2018	—	—	—		—	—		—	—		500	(10)	500.00	87,525

(1)
Awards represent the threshold, target and maximum opportunities under our performance‑based annual incentive bonus program for fiscal year 2018. The actual amounts earned under this program are disclosed in the Summary Compensation Table. For a detailed discussion of the annual incentive awards for fiscal year 2018, see “Compensation Discussion and Analysis — Fiscal Year 2018 Named Executive Officer Compensation Program and Decisions — Annual Incentive Bonus.” Mr. van Raemdonck’s and Mr. Orvos’s respective employment agreements provide a guarantee for fiscal year 2018 pursuant to which each would receive the greater of (i) the target bonus amount or (ii) the actual earned amount, in each case prorated for the number of days of their employment during fiscal year 2018. A pro-rata portion of Ms. Katz’s target bonus amount was paid to her in connection with her retirement pursuant to the terms of her retirement agreement. The material terms of the annual incentive bonus program are described in greater detail below.

(2)
Awards represent the target payments under the Mid-Term Cash Incentive Plan for fiscal year 2018. The actual amounts earned under this plan for fiscal 2018 are disclosed in the Summary Compensation Table. For a detailed discussion of these awards, see “Compensation Discussion and Analysis — Fiscal Year 2018 Named Executive Officer Compensation Program and Decisions — Mid-Term Cash Incentive Plan."

(3)
Awards represent the threshold, target and maximum payments under the Mid-Term Cash Incentive Plan for fiscal year 2019. For a detailed discussion of these awards, see “Compensation Discussion and Analysis — Fiscal Year 2018 Named Executive Officer Compensation Program and Decisions — Mid-Term Cash Incentive Plan."

(4)
Awards represent the threshold, target and maximum payments under the Mid-Term Cash Incentive Plan for fiscal year 2020. For a detailed discussion of these awards, see “Compensation Discussion and Analysis — Fiscal Year 2018 Named Executive Officer Compensation Program and Decisions — Mid-Term Cash Incentive Plan."

(5)
Represents time‑vested stock options granted to Messrs. van Raemdonck and Orvos upon their commencement of employment. The time‑vested stock options vest 25% on each of the first four anniversaries of the recipient’s start date, resulting in the stock options becoming fully vested on the fourth anniversary date of the start date, and expire on the tenth anniversary of the grant date, as described in greater detail below.

(6)
Represents performance‑vested stock options granted to Messrs. van Raemdonck and Orvos upon their commencement of employment. The performance‑vested stock options expire on the tenth anniversary of the grant date. The performance‑vested stock options vest on the achievement of certain performance hurdles, which are described in greater detail below.

(7)
Represents the number of restricted shares granted to Messrs. van Raemdonck and Orvos upon their commencement of employment. The vesting and other material terms applicable to such restricted shares are described in greater detail below.

(8)
In September 2017, the Compensation Committee approved stock option grants of New Co-Invest Options to Mr. Gold, Mr. Stapleton, Mr. Weber and Ms. Katz, the named executive officers who previously held Co-Invest Options in respect of Parent common stock. The New Co-Invest Options replaced the Co-Invest Options previously held by Mr. Gold, Mr. Stapleton, Mr. Weber and Ms. Katz, which were cancelled upon the grant of the New Co-Invest Options. The term of the New Co-Invest Options expire on the tenth anniversary of their grant date. Amounts reported for these individuals for fiscal year 2018 include the incremental fair value of the New Co-Invest Options.

(9)	Represents time‑vested stock options initially granted at exercise prices of $1,000 under the Management Equity Incentive Plan and amended in January 2018 as described in greater detail below.

(10)
Represents a grant of time-vested stock options granted under the Management Equity Incentive Plan in connection with Ms. Katz’s continued service on the Parent Board following her retirement as our Chief Executive Officer in fiscal year 2018.  The stock options will vest in five equal installments on the first five anniversaries of the grant date, subject to Ms. Katz’s continued service on the Parent Board.

(11)
Because we were privately held and there was no public market for Parent common stock, the exercise price of the stock options was determined by the Parent Board or Compensation Committee, as applicable, at the time stock option grants are awarded and was determined to be in excess of the fair market value of Parent common stock as of the grant date. In determining the fair market value of Parent common stock, the Parent Board or the Compensation Committee, as applicable, considered such factors as any recent transactions involving Parent common stock, our actual and projected financial results, the principal amount of our indebtedness, valuations of us performed by third parties and other factors it believes are material to the valuation process.

(12)
For stock option and restricted share awards or modifications in fiscal year 2018, these amounts reflect the aggregate grant date or incremental fair value for the awards computed in accordance with ASC Topic 718. The assumptions used in calculating these amounts are described under the caption Stock-Based Awards in Note 13 of the Notes to Consolidated Financial Statements.
Narrative Disclosure to Summary Compensation Table and Grant of Plan-Based Awards Table for Fiscal Year 2018
Employment Agreements. To support the continuity of senior leadership, we have employment agreements with Messrs. van Raemdonck, Orvos and Gold that provide, among other things, for payments to the executive following a termination of employment by the executive for “good reason” or a termination of the executive’s employment by us without “cause.” The triggering events constituting “good reason” and “cause” were negotiated to provide protection to us in the event of certain terminations of employment that could cause harm to us as well as to provide protection to the executive. These employment agreements also provide for certain payments to the executives upon death or “disability” and contain restrictive covenant provisions to protect the Company. For a detailed description of the terms of the employment agreements, see “Employment and Other Compensation Agreements”, below.

Employment and Retirement Agreement with Ms. Katz. The Company and Ms. Katz had previously entered into an employment agreement and, in connection with Ms. Katz’s retirement from the Company, the Company and Ms. Katz entered into a retirement agreement detailing the terms of her retirement, which became effective on February 12, 2018. For a detailed description of the terms of Ms. Katz’s employment and retirement agreements see “Employment and Other Compensation Agreements”, below.

Long-Term Equity Incentives. The Management Equity Incentive Plan is a comprehensive long-term incentive compensation plan pursuant to which our current and prospective employees and directors, including our named executive officers, may receive long-term equity incentives. In fiscal year 2018, the Compensation Committee granted stock options and restricted shares to Messrs. van Raemdonck and Orvos in connection with their commencement of employment with the Company and granted stock options to those named executive officers who were actively employed with the Company as of September 8, 2017, in each case as described below.

Stock Options. The Compensation Committee granted time-vested stock options and performance-vested stock options under the Management Equity Incentive Plan to Messrs. van Raemdonck and Orvos.

Mr. van Raemdonck’s stock options were granted at an exercise price of $500 per share. Mr. Orvos’s time-vested stock options were granted at an exercise price of $500 per share and his performance-vested stock options were granted at an exercise price of $1,000 per share. The stock options expire on the tenth anniversary of the grant date. The stock options contain sale and repurchase provisions (including repurchase provisions in the event of a termination of employment) that expire upon an initial public offering.

The time-vested stock options vest and become exercisable in equal annual installments on each of the first four anniversaries of Messrs. van Raemdonck and Orvos’s respective hire dates, in each case generally subject to the applicable executive’s continued employment through the applicable vesting date.

The performance-vested stock options vest when the amount of capital returned to the Sponsors with respect to their shares of Parent common stock (at least 50% of which is in cash) exceeds the applicable multiple of the capital invested by the Sponsors, and the internal rate of return exceeds ten percent (except that Mr. van Raemdonck’s stock options are not subject to the internal rate of return metric), in each case generally subject to the applicable executive’s continued employment through the applicable vesting date. For Mr. Orvos, the applicable multiple with respect to 40% of the performance-vested stock options is 1.5x; with respect to 30% of the performance-vested stock options is 1.75x; and with respect to 30% of the performance-vested stock options is 2.25x. For Mr. van Raemdonck, the applicable multiple with respect to 40% of the performance-vested stock options is 1.0x; with respect to 30% of the performance-vested stock options is 1.5x; and with respect to 30% of the performance-vested stock options is 2.0x.

Restricted Shares. Restricted shares granted to Messrs. van Raemdonck and Orvos vest, subject to continued employment, in equal annual installments on each of the first four anniversaries of their respective hire dates. During a limited period after December 1 of each calendar year, each of Messrs. van Raemdonck and Orvos will have the ability to require Parent to repurchase a portion of his vested shares for a purchase price equal to the fair market value of Parent common stock at the beginning of such period (the “put right”). Mr. van Raemdonck may only exercise his put right to the extent Parent’s majority stockholders have sold a specified percentage of their Parent common stock, in which case he will have a put right with respect to an equal percentage of his total shares (or, if less, the number of his vested shares). Mr. Orvos's restricted share award is subject to the restriction described in the preceding sentence with respect to 750 shares, the put right with respect to the other 1,750 shares is not subject to such requirement. The put right provides an enhanced incentive with respect to the restricted shares, by providing the named executive officers with liquidity with respect to a portion of their restricted shares.

Co-Invest Options. At the time of the Acquisition, we had outstanding vested and unvested Predecessor Stock Options. Certain management employees including the named executive officers who were employed by us at the time elected to exchange a portion of their Predecessor Stock Options for Co-Invest Options. The Co-Invest Options are fully vested. The number of stock options and exercise prices were adjusted pursuant to an exchange ratio in connection with the Acquisition. The Co-Invest Options are exercisable at any time prior to the applicable expiration dates related to the original grant of the Predecessor Stock Options. The Co-Invest Options contain sale and repurchase provisions that expire upon an initial public offering.

On September 8, 2017, the Compensation Committee approved grants of New Co-Invest Options to the named executive officers who previously held Co-Invest Options. The New Co-Invest Options have the effect of replacing the previous Co-Invest Options held by those named executive officers, which were cancelled. The New Co-Invest Options expire on the tenth anniversary of the grant date. All other terms of the New Co-Invest Options remain unchanged from the terms of the cancelled Co-Invest Options.

Stock Option Amendment.    In January 2018, the Compensation Committee determined that the exercise prices of certain time-vested stock options were higher than the then-current fair market value of Parent’s common stock. In order to enhance the retentive value of these stock options, the Compensation Committee approved the amendment of such stock options, including those held by the named executive officers (other than Messrs. van Raemdonck and Orvos, who had not yet joined us at that time) to amend the exercise price of such stock options to $500 per share. In connection with the repricing amendment, the Compensation Committee further provided that, with respect to such stock options, if Parent pays an extraordinary dividend or makes an extraordinary distribution then, prior to any adjustment to such stock options on account of such dividend or distribution pursuant to the Management Equity Incentive Plan, each such stock option’s exercise price will be increased by 50% of the value of the dividend or distribution, subject to a maximum exercise price increase of $500. Further, in its sole discretion, the Compensation Committee may at any time determine that such stock options will not be exercisable during any period for an exercise price less than $1,000 per share.

Outstanding Equity Awards at Fiscal Year End for Fiscal Year 2018
The following table sets forth certain information regarding the total number and aggregate value of equity awards held by each of our named executive officers at the end of fiscal year 2018.

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Awards (#)		Option Exercise Price ($)		Option Expiration Date	Number of Shares of Stock that Have Not Vested (#)		Fair Market Value of Shares of Stock that Have Not Vested ($)
Geoffroy van Raemdonck	—	17,500	(1)	—		500.00	(1)	2/12/2028	—		—
	—	—		17,500	(2)	500.00	(2)	2/12/2028	—		—
	—	—		—		—		—	8,000	(3)	3,200,000	(4)

Adam M. Orvos	—	5,000	(1)	—		500.00	(1)	4/25/2028	—		—
	—	—		5,000	(2)	1,000.00	(2)	4/25/2028	—		—
	—	—		—		—		—	2,500	(3)	1,000,000	(4)

James J. Gold	1,375	—	(5)	—		363.08	(5)	9/8/2027	—		—
	4,979	—	(5)	—		450.26	(5)	9/8/2027	—		—
	2,671	—	(5)	—		644.37	(5)	9/8/2027	—		—
	6,454	1,614	(1)	—		500.00	(1)	11/5/2023	—		—
	—	—		8,067	(2)	1,000.00	(2)	11/5/2023	—		—
	—	—		—		—		—	1,953	(6)	781,200	(4)

Carrie M. Tharp	—	1,100	(1)	—		500.00	(1)	10/27/2026	—		—
	—	—		1,100	(2)	1,000.00		10/27/2026	—		—
	—	—		—		—		—	261	(6)	104,400	(4)

T. Dale Stapleton	428	—	(5)	—		271.27	(5)	9/8/2027	—		—
	287	—	(5)	—		347.40	(5)	9/8/2027	—		—
	896	224	(1)			500.00	(1)	11/5/2023	—		—
	—	—		1,120	(2)	1,000.00	(2)	11/5/2023	—		—
	—	—		—		—		—	348	(6)	139,200	(4)

Joseph N. Weber	1,298	—	(5)	—		576.59	(5)	9/8/2027	—		—
	1,076	269	(1)			500.00	(1)	11/5/2023	—		—
	—	—		1,344	(2)	1,000.00	(2)	11/5/2023	—		—
	—	—		—		—		—	434	(6)	173,600	(4)

Karen W. Katz	5,699	—	(5)	—		363.08	(5)	9/8/2027	—		—
	9,211	—	(5)	—		450.26	(5)	9/8/2027	—		—
	4,556	—	(5)	—		644.37	(5)	9/8/2027	—		—
	8,366	—	(1)	—		500.00	(1)	11/5/2023	—		—
	—	500	(7)	—		500.00	(7)	2/12/2028	—		—

(1)
Non‑qualified stock options designated as time‑vested stock options granted pursuant to the Management Equity Incentive Plan. Each grant of time‑vested stock options consists of options to purchase an equal number of shares of Class A Common Stock and Class B Common Stock. Subject to continued employment, the time-vested stock options vest and become exercisable in annual installments on each of the first five anniversaries of the vesting commencement date, or first four anniversaries in the case of Messrs. van Raemdonck and Orvos. For Messrs. van Raemdonck and Orvos and Ms. Tharp, the vesting commencement date is their respective start dates and for the other named executive officers, who were employed with us at the time of the Acquisition, the Acquisition closing date of October 28, 2013.

Time-vested stock options granted before January 2018 were granted with an original exercise price of $1,000 per share. In January 2018, the Compensation Committee approved an amendment to the exercise prices of the time-vested stock options held by the named executive officers then-outstanding. Following the amendment, the exercise price per share of the time-vested stock options is $500 except that if Parent pays an extraordinary dividend or distribution, such options’ exercise price will be increased by 50% of the value of the dividend or distribution, subject to a maximum exercise price increase of $500, prior to being decreased or otherwise adjusted in accordance with the exercise price adjustment provisions of the Management Equity Incentive Plan. Time-vested stock options granted after that date were granted at an initial exercise price of $500 and on terms consistent with the above-referenced modifications (except that Mr. van Raemdonck’s exercise price adjustment mechanism is not modified as described in the preceding sentence).

Pursuant to Ms. Katz’s retirement agreement, her outstanding time-vested stock options were amended to remain outstanding with respect to 8,366 shares and amended consistent with the modifications to exercise prices described above, see “Compensation Discussion and Analysis — Fiscal Year 2018 Named Executive Officer Compensation Program and Decisions — Long-Term Equity Incentives — Stock Option Amendment”.

(2)
Stock options designated as performance‑vested stock options granted pursuant to the Management Equity Incentive Plan. The performance‑vested stock options vest on the achievement of certain performance hurdles. The performance‑vested stock options held by named executive officers other than Mr. van Raemdonck vest when the amount of capital returned to the Sponsors (at least 50% of which is in cash) exceeds the applicable multiple of the capital invested by the Sponsors, and the internal rate of return exceeds ten percent (except that Mr. van Raemdonck’s stock options are not subject to the internal rate of return metric). The applicable multiple with respect to 40% of the performance‑vested stock options is 1.5x, with respect to 30% of the performance‑vested stock options is 1.75x and with respect to 30% of the performance‑vested stock options is 2.25x. For Mr. van Raemdonck, the applicable multiple with respect to 40% of the performance-vested stock options is 1.0x; with respect to 30% of the performance-vested stock options is 1.5x; and with respect to 30% of the performance-vested stock options is 2.0x. If the named executive officer’s employment is terminated by us without cause or by the named executive officer for good reason, the performance-vested stock options will be eligible to vest in connection with a change in control or initial public offering for (i) 180 days following termination in the case of Messrs. van Raemdonck and Gold and (ii) 30 days following such termination for the other named executive officers. Each grant of performance‑vested stock options consists of options to purchase an equal number of shares of Class A Common Stock and Class B Common Stock.

(3)
Restricted shares granted at the respective named executive officer's commencement of employment. These restricted shares vest, subject to continued employment, in equal annual installments on the first four anniversaries of the commencement of employment.

(4)	There is no public market for Parent's common stock. Amounts reported in this column are based on the fair market value of Class A Common Stock and Class B Common Stock as of July 28, 2018.

(5)
In September 2017, the Compensation Committee approved stock option grants of New Co-Invest Options to Mr. Gold, Mr. Stapleton, Mr. Weber and Ms. Katz, the named executive officers who previously held Co-Invest Options in respect of Parent common stock. The New Co-Invest Options replaced the Co-Invest Options previously held by Mr. Gold, Mr. Stapleton, Mr. Weber and Ms. Katz, which were cancelled upon the grant of the New Co-Invest Options. The term of the New Co-Invest Options expire on the tenth anniversary of their grant date. The New Co-Invest Options are fully vested and exercisable at any time prior to the expiration date.

(6)
Restricted shares held by Messrs. van Raemdonck and Orvos vest in four equal annual installments on each of the first four anniversaries of their respective hire dates. Restricted shares held by Mr. Gold vest in four equal annual installments on each of the first four anniversaries of December 1, 2016. Restricted shares held by Ms. Tharp, Mr. Weber and Mr. Stapleton vest in three equal annual installments on each of the first three anniversaries of December 1, 2016.

(7)	Upon her retirement, Ms. Katz was granted 500 time-vested stock options at an exercise price of $500 in connection with her continued service on the Parent Board.

Option Exercises and Stock Vested for Fiscal Year 2018

The following table sets forth information regarding the total number of options exercised and restricted shares vested for our named executive officers during fiscal year 2018.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Geoffroy van Raemdonck	—	$—	—		$—

Adam M. Orvos	—	—	—		—

James J. Gold	—	—	651	(1)	174,468	(2)

Carrie M. Tharp	—	—	130	(1)	34,840	(2)

T. Dale Stapleton	—	—	173	(1)	46,364	(2)

Joseph N. Weber	—	—	217	(1)	58,156	(2)

Karen W. Katz	—	—	2,278	(3)	610,504	(2)

(1)	Represents proportionate time-based vesting on December 1, 2017 in accordance with the terms of restricted share awards granted on October 27, 2016.

(2)
There is no public market for our common stock. Amounts reported in this column are based on the fair market value of our Class A Common Stock and Class B Common Stock as of the vesting date of December 1, 2017 and Ms. Katz's retirement date of February 12, 2018, as applicable.

(3)
1,139 restricted shares held by Ms. Katz, which represents 25% of her award, vested on December 1, 2017 in accordance with the terms of her restricted share award granted October 27, 2016. Pursuant to her retirement agreement, the vesting of an additional 1,139 restricted shares was accelerated on February 12, 2018, the effective date of her retirement. The remaining 2,279 unvested restricted shares were forfeited.

Pension Benefits for Fiscal Year 2018
The following table sets forth certain information with respect to retirement payments and benefits under the Pension Plan and the SERP Plan for each of our named executive officers.

Name	Plan Name	Number of Years Credited Service (#)(1)		Normal Retirement Present Value of Accumulated Benefit ($)(2)	Early Retirement Present Value of Accumulated Benefit under SERP Plan (Age 62 Retirement) ($)(3)	Payments During Last Fiscal Year ($)
Geoffroy van Raemdonck	Pension Plan	—		$—	$—	$—
	SERP Plan	—		—	—	—

Adam M. Orvos	Pension Plan	—		—	—	—
	SERP Plan	—		—	—	—

James J. Gold	Pension Plan	17	(4)	256,000	N/A	—
	SERP Plan	17	(4)	739,000	889,000	—

Carrie M. Tharp	Pension Plan	—		—	—	—
	SERP Plan	—		—	—	—

T. Dale Stapleton	Pension Plan	6	(4)	183,000	N/A	—
	SERP Plan	6	(4)	130,000	156,000	—

Joseph N. Weber	Pension Plan	—		—	—	—
	SERP Plan	—		—	—	—

Karen W. Katz	Pension Plan	25	(5)	595,000	N/A	—
	SERP Plan	26	(5)	5,039,000	6,230,000	—

(1)	Computed as of July 28, 2018, which is the same pension measurement date used for financial statement reporting purposes with respect to our Consolidated Financial Statements and notes thereto.

(2)
For purposes of calculating the amounts in this column, retirement age was assumed to be (i) with respect to the Pension Plan, the normal retirement age of the later of age 65 or the fifth anniversary of the individual’s "date of hire," as defined in the Pension Plan and (ii) with respect to the SERP Plan, age 65, the normal retirement age with respect to the SERP Plan. A description of the valuation method and all material assumptions applied in quantifying the present value of accumulated benefit is set forth in Note 10 of the Notes to Consolidated Financial Statements.

(3)
For purposes of calculating the amounts in this column for the SERP Plan, retirement age was assumed to be age 62, at which age a participant may retire and receive an unreduced benefit. A description of the valuation method and all material assumptions applied in quantifying the present value of accumulated benefit is set forth in Note 10 of the Notes to Consolidated Financial Statements.

(4)	Effective December 31, 2007, benefit accruals for Mr. Gold and Mr. Stapleton under the Pension Plan and the SERP Plan were frozen, as further described below.

(5)
Ms. Katz’s service credit exceeds the 25-year maximum set forth in the SERP Plan. Pursuant to an agreement with us, Ms. Katz was entitled to an additional year of credit for each full year of service after she reached the 25-year maximum until December 31, 2010, with all service frozen as of such date. In addition, pursuant to her retirement agreement and the SERP Plan, Ms. Katz's SERP Plan benefit was not reduced, notwithstanding Ms. Katz not having reached the normal retirement age under the SERP Plan (age 65) on the date of her retirement. Ms. Katz’s employment agreement also provided that the amount credited to her under the DC SERP shall not be less than the present value of the additional benefits she would have accrued under the SERP Plan after December 31, 2010 had the SERP Plan remained in effect through the end of her employment term. The value of Ms. Katz’s benefit with all service is $6,230,000. The value with 25 years of service under the SERP Plan is $5,961,000; therefore, the value of the additional year of service in excess of her actual service is $269,000.

As of the last day of fiscal year 2018, no payments had yet been made to Ms. Katz under the Pension Plan or the SERP Plan.

The Pension Plan is a funded, tax-qualified pension plan. Prior to 2008, most non-union employees over age 21 who had completed one year of service with 1,000 or more hours were eligible to participate in the Pension Plan, which paid benefits upon retirement or termination of employment. Effective as of December 31, 2007, eligibility and benefit accruals under the Pension Plan were frozen for all participants except for those “Rule of 65” employees who elected to continue participating in the Pension Plan. The Pension Plan is a “career-accumulation” plan, under which a participant earns each year a retirement annuity equal to one percent of his or her compensation for the year up to the Social Security wage base and 1.5 percent of his or her compensation for the year in excess of such wage base. “Compensation” for this purpose generally includes salary, bonuses, commissions and overtime but not in excess of the limits imposed upon annual compensation under Section 401(a)(17) of the Internal Revenue Code of 1986, as amended (the "Code") (the "IRS Limit"). The IRS Limit for calendar year 2018 is $275,000, increased from $270,000 in calendar year 2017, and is generally adjusted annually for cost-of-living increases. Benefits under the Pension Plan become fully vested after five years of service with us. Effective August 1, 2010, benefit accruals were frozen for the remaining “Rule of 65” employees and such participants were given the opportunity to participate in the RSP.

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

Non-qualified Deferred Compensation for Fiscal Year 2018

The amounts reported in the table below represent deferrals, distributions and Company matching contributions credited pursuant to the KEDC Plan and Company contributions credited pursuant to the DC SERP (the "Executive Contributions"). The following table contains information regarding the KEDC and the DC SERP.

Name		Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year- End ($)
Geoffroy van Raemdonck	KEDC	$—	$—	$—	$—	$—
	DC SERP (2)	—	—	—	—	—

Adam M. Orvos	KEDC	—	—	—	—	—
	DC SERP (2)	—	—	—	—	—

James J. Gold	KEDC	—	—	—	—	—
	DC SERP	—	98,042	20,826	—	531,579

Carrie M. Tharp	KEDC	—	—	—	—	—
	DC SERP	—	—	—	—	—

T. Dale Stapleton	KEDC	—	—	—	—	—
	DC SERP	—	54,560	5,399	—	147,874

Joseph N. Weber	KEDC	—	—	—	—	—
	DC SERP	—	34,125	4,004	—	106,071

Karen W. Katz	KEDC (3)	69,010	13,750	30,825	835,055	—
	DC SERP (4)	—	75,624	35,663	179,134	730,785

(1)	The amounts reported as Executive Contributions in Last Fiscal Year are also included as Salary in the Summary Compensation Table.

(2)	Mr. van Raemdonck and Mr. Orvos will become eligible to participate in the DC SERP in January 2020, the first January after the one-year anniversary of their respective start dates.

(3)	Ms. Katz's entire balance under the KEDC Plan was paid to her in a lump sum distribution in May 2018 pursuant her election in accordance with the plan's terms.

(4)
Pursuant to Ms. Katz’s election in accordance with the plan’s terms, her DC SERP balance will be paid in five equal annual installments, with the first installment paid in February 2018 and the remaining installments paid in February of each of the four subsequent calendar years.

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

Employment and Other Compensation Agreements

We have entered into employment agreements with Messrs. van Raemdonck, Orvos and Gold and Ms. Katz. In connection with her retirement effective February 12, 2018, we entered into a retirement agreement with Ms. Katz. Each of Ms. Tharp, Mr. Stapleton and Mr. Weber is a party to a confidentiality, non-competition and termination benefits agreement.

Employment Agreement with Mr. van Raemdonck

On January 4, 2018, we entered into an employment agreement with Mr. van Raemdonck, effective as of his start date of February 12, 2018. The employment agreement has an initial term of four years with automatic one-year renewals of the term thereafter if neither party submits a notice of termination at least three months prior to the end of the then-current term. Mr. van Raemdonck’s annual base salary will not be less than $1,000,000 unless the reduction is pursuant to a reduction of the annual salaries of all senior executives by substantially equal amounts or percentages. He participates in our annual incentive bonus program with a target bonus of 100% of his base salary and a maximum of 250% of his base salary, with his annual incentive bonus for fiscal year 2018 prorated based on the number of days employed during fiscal year 2018. His employment agreement provides that his annual bonus for fiscal year 2018 was guaranteed to be no less than a pro rata portion of his target bonus.

The agreement provides for Mr. van Raemdonck's participation in the Mid-Term Cash Incentive Plan.  His target awards for fiscal years 2018, 2019 and 2020 are $750,000, $1,500,000 and $1,750,000, respectively.  Payment of the target awards under the Mid-Term Cash Incentive Plan will be subject to the terms of the Mid-Term Cash Incentive Plan.

Mr. van Raemdonck received a one-time signing bonus of $1,000,000, payable over 24 months following his employment commencement date subject to continued employment and a reimbursement of relocation expenses subject to prorated repayment if Mr. van Raemdonck’s employment is terminated for ‘‘cause,’’ or if he resigns his employment for any reason other than ‘‘good reason’’, in each case prior to the second anniversary of his start date. Additionally, during the employment term Mr. van Raemdonck will receive executive development services, annual reimbursement for financial and tax planning advice, an annual lump sum cash payment in the amount of $15,000 (on an after-tax basis) in lieu of any reimbursement of hotel or other lodging expenses incurred in connection with business trips to New York, and reimbursement of liability for any New York state and city taxes (on an after-tax basis), as well as executive development services. Mr. van Raemdonck also received a one-time reimbursement for legal fees incurred in negotiating the terms of his employment.

If we terminate Mr. van Raemdonck’s employment without “cause” or if he resigns for “good reason” or following the non-renewal of his employment by the Company, he will be entitled to receive, subject to his execution and nonrevocation of a waiver and release agreement, (i) an amount of annual incentive pay equal to a prorated portion of his target bonus amount for the year in which the employment termination date occurs, and (ii) a lump sum equal to (A) 18 times the monthly COBRA premium applicable to Mr. van Raemdonck plus (B) the sum of his base salary and target bonus, at the level in effect as of the employment termination date (collectively referred to as the “severance payment”). Mr. van Raemdonck is also entitled to continuation of certain benefits for an eighteen-month period following a termination of his employment. Mr. van Raemdonck will be required to repay the severance payment if he violates certain restrictive covenants in his agreement or if he is found to have engaged in certain acts of wrongdoing.

Mr. van Raemdonck’s agreement contains obligations regarding non-competition and non-solicitation of employees following the termination of his employment, confidential information and non-disparagement of the Company and the Company’s business.

If Mr. van Raemdonck’s employment terminates before the end of the term due to his death or “disability” (as defined in the employment agreement) the Company will pay him or his estate, as applicable, accrued obligations and an amount of annual incentive pay equal to a prorated portion of his target bonus amount for the year in which the employment termination date occurs.

For purposes of Mr. van Raemdonck's employment agreement, “cause” is generally defined as one or more of the following: (i) his willful and material failure to substantially perform his duties, or other material breach of his employment agreement; (ii) his (A) willful misconduct or (B) gross negligence, in each case which is materially injurious to the Company or any of our affiliates; (iii) his material breach of his fiduciary duty or duty of loyalty to the Company or any of our affiliates; (iv) his commission of any felony or other serious crime involving moral turpitude; or (v) insubordination or failure to comply with the Parent Board's reasonable directives.

For purposes of Mr. van Raemdonck's employment agreement, “good reason” is generally defined as any of the following without Mr. van Raemdonck's consent: (i) a material failure by the Company to comply with its obligations under the compensation-related provisions of the agreement, (ii) a material failure by the Company to comply with its obligations regarding assumption by a successor, compensation and the related provisions of the employment agreement; (iii) a material reduction in his responsibilities or duties; (iv) any relocation of his place of business to a location other than Dallas, Texas or New York, New York; (v) the material reduction in his title or reporting relationships; (vi) so long as none of Parent's shares or any successor are listed on a national securities exchange, any action or inaction by the Company or Parent's shareholders that prevents him from serving on the Parent Board, other than (A) as required by law, (B) occurs because of a reorganization where he will serve on the board or boards of the successor(s) to our business, or (C) occurs in connection with the termination of his employment due to death, by us for cause or disability or by him without good reason or for retirement; or (vii) our material breach of the employment agreement.

Option and Restricted Stock Agreements with Mr. van Raemdonck

Pursuant to his employment agreement, on February 15, 2018, Mr. van Raemdonck received initial grants under the Management Equity Incentive Plan of (a) stock options to purchase (i) 17,500 of Parent’s common shares that vest in equal annual installments over four years, subject to Mr. van Raemdonck’s continued employment with an exercise price of $500, (ii) 17,500 of Parent’s common shares that vest upon achievement of certain performance targets, each with an exercise price of $500 and (b) 8,000 shares of restricted stock.  The stock options will expire no later than the tenth anniversary of the grant date.

Option Agreements. Under the terms of Mr. van Raemdonck’s time-vested stock options, if Mr. van Raemdonck’s employment is terminated by us without cause or by him for good reason (as both terms are defined above), or by reason of our non-renewal of his employment agreement at any time following the second anniversary of the grant date of the time-vested stock options, then the time-vested stock options that would have vested in the 12-month period following the date of such termination of employment will accelerate and vest. If, within 24 months following a change in control (as defined in the Management Equity Incentive Plan), Mr. van Raemdonck’s employment is terminated by us without cause, by him for good reason or by reason of our non-renewal of his employment agreement, then all outstanding and unvested time-vested stock options will accelerate and vest.

Under the terms of the Mr. van Raemdonck’s performance-vested stock options, if an initial public offering (as defined in the Management Equity Incentive Plan) or change of control occurs within 180 days after Mr. van Raemdonck's employment is terminated by us without cause, by him for good reason or by reason of our non-renewal of his employment agreement, then Mr. van Raemdonck’s performance-vested stock options will be eligible to vest based on actual performance as of such initial public offering or change of control.

In connection with a termination of Mr. van Raemdonck’s employment for any reason other than cause, death or disability, Mr. van Raemdonck will have 90 days following the date of termination to exercise vested stock options. In connection with a termination of Mr. van Raemdonck’s employment due to his death or disability, Mr. van Raemdonck will have one year following the date of termination to exercise vested stock options. If any performance-vested stock options become vested due to a change in control following a termination of Mr. van Raemdonck’s employment, Mr. van Raemdonck will have the longer of (a) 90 days following his termination and (b) 30 days following the vesting date to exercise performance-vested stock options.

Restricted Stock Agreement. Under the terms Mr. van Raemdonck’s restricted stock agreement, if Mr. van Raemdonck’s employment is terminated by us without cause or by him for good reason or by reason of our non-renewal of his employment agreement at any time following the second anniversary of the grant date of the restricted shares, then the restricted shares that would have vested in the 12-month period following the date of such termination of employment will accelerate and vest. If, within 24 months following a change in control, Mr. van Raemdonck’s employment is terminated by us without cause or by him for good reason or by reason of our non-renewal of his employment agreement, then all outstanding and unvested restricted shares will accelerate and vest.

Employment Agreement with Mr. Orvos

In April 2018, we appointed Adam M. Orvos as our Executive Vice President and Chief Financial Officer. In September 2018, his role was expanded to include the Chief Operating Officer role. In connection with his appointment, we entered into an employment agreement with Mr. Orvos, effective as of March 28, 2018 with his employment commencing on April 23, 2018. Pursuant to the employment agreement, Mr. Orvos's annual base salary is $750,000. Beginning in fiscal year 2018, Mr. Orvos participates in our annual incentive bonus program with a target bonus of 75% of his base salary, and a maximum bonus of 150% of his base salary, determined according to the terms of the annual incentive bonus program and subject to Mr. Orvos's continued employment through the date bonuses are paid, except as otherwise described below. For fiscal year 2018, Mr. Orvos will be eligible to receive an annual incentive bonus prorated for the number of days employed during the fiscal year, and is guaranteed a minimum prorated payment at the target level.

The agreement provides for Mr. Orvos's participation in the Mid-Term Cash Incentive Plan.  His target awards for fiscal years 2018, 2019 and 2020 are $400,000, $900,000 and $1,000,000, respectively.  Payment of the target awards under the Mid-Term Cash Incentive Plan will be subject to the terms of the Mid-Term Cash Incentive Plan.  Mr. Orvos’s fiscal year 2018 Mid-Term Cash Incentive Plan payout is guaranteed at target.

Mr. Orvos received a one-time signing bonus of $100,000.  If Mr. Orvos’s employment is terminated for cause (as defined in the employment agreement), or if Mr. Orvos resigns his employment prior to the first anniversary of his start date, he will be required to repay a prorated portion of the signing bonus.  He is eligible to participate in our relocation policies applicable to senior executives, subject to prorated repayment if Mr. Orvos's employment is terminated for ‘‘cause,’’ or if he resigns his employment for any reason other than ‘‘good reason’’, prior to the second anniversary of his start date. Additionally, Mr. Orvos is entitled to receive reimbursement of up to $5,000 for financial and tax planning advice. The employment agreement includes certain restrictive covenants, including non-competition and non-solicitation restrictions for 12 months following termination of employment, as well as confidentiality and non-disparagement provisions.

If Mr. Orvos's employment is terminated by us for any reason other than for ‘‘cause,’’ his total disability or his death, or he terminates his employment for ‘‘good reason,’’ he will be entitled to receive, subject to his execution and non-revocation of a waiver and release agreement, (i) an amount equal to 100% of his base salary, payable over a 12-month period in accordance with our regular payroll practices, (ii) a prorated bonus for the year of termination, (iii) any earned and unpaid bonus for the year prior to the year of termination, and (iv) if Mr. Orvos is eligible for, and elects to receive, COBRA, a monthly amount equal to the monthly COBRA insurance premium for a period of 18 months.

For purposes of Mr. Orvos's employment agreement, ‘‘cause’’ generally means any of the following: (i) the commission of any acts of fraud, dishonesty, disloyalty to the Company or its affiliates, or moral turpitude; (ii) conduct that is materially detrimental to the Company, monetarily or otherwise, or reflects unfavorably on the Company or Mr. Orvos; (iii) acts by Mr. Orvos in material violation of his obligations under the employment agreement or at law; (iv) his failure to comply with or enforce the Company’s policies concerning equal employment opportunity; (v) his insubordination, failure to perform any duties reasonably assigned to him by the Company or failure to comply with or enforce other personnel policies of the Company or its affiliates; (vi) his failure to devote his full working time and best efforts to the performance of his responsibilities to the Company or its affiliates; (vii) any act of material misconduct or gross negligence by him in the performance of his duties relating to his employment; or (viii) his indictment for or entry of a plea agreement or consent decree or similar arrangement with respect to, a felony, other serious criminal offense, or any violation of federal or state securities laws; provided, that with respect to items (iii), (v) and (vi), he has been provided prior written notice of the failure and afforded a reasonable opportunity to correct same.

For purposes of the employment agreement, ‘‘good reason’’ is generally defined as any of the following without his consent: (i) a material diminution in his base compensation (other than pursuant to action of the Company or its affiliates reducing the base compensation of all senior executives by substantially equal amounts or substantially equal percentages as the reduction of his base compensation); (ii) a material diminution in his authority or duties; or (iii) a material change in the primary geographic location at which he must perform services.

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

Confidentiality, Non-Competition and Termination Benefits Agreements with Ms. Tharp, Mr. Stapleton and Mr. Weber

Ms. Tharp, Mr. Stapleton and Mr. Weber are each party to a confidentiality, non-competition and termination benefits agreement that provides for severance benefits if the employment of the affected individual is terminated by the Company other than in the event of death, “total disability,” termination for “cause” or the executive's resignation for “good reason” (each as defined in the confidentiality, non-competition and termination benefits agreements). These agreements provide for a severance payment equal to one and one-half annual base salary payable over an 18-month period for Mr. Stapleton and Mr. Weber and a severance payment equal to annual base salary payable over a 12-month period for Ms. Tharp, and reimbursement for monthly COBRA premiums for the same period. Each confidentiality, non-competition and termination benefits agreement contains restrictive covenants, including non-competition and non-solicitation covenants for the applicable 18- or 12-month severance payment period, as a condition to receipt of any payments payable thereunder.

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

Employment Agreement and Retirement Agreement with Ms. Katz

Employment Agreement. In connection with the Acquisition, we entered into a new employment agreement with Karen W. Katz which became effective on October 25, 2013 until the fourth anniversary thereof and thereafter automatically renewed with one-year renewals of the term if neither party submitted a notice of termination at least three months prior to the end of the then-current term. The agreement provided for a minimum base salary of $1,070,000 unless reduced pursuant to a reduction in the annual salaries of all senior executives by substantially equal amounts or percentages. During her employment, Ms. Katz’s agreement also provided for her participation in our annual incentive bonus plan, with the actual amounts determined according to the terms of the annual incentive bonus program and payable at the discretion of the Compensation Committee. Ms. Katz’s agreement provided for a minimum bonus of 50% of her base salary if threshold performance targets are achieved. If applicable goals were met at target level, the agreement provided that she would be entitled to 125% of base salary while her maximum bonus would be 250% of base salary contingent on the applicable goals being met.

Additionally, Ms. Katz received reimbursement of up to $5,000 for financial and tax planning advice as well as a lump sum cash payment during each year of the employment term in the amount of $15,000 in lieu of any reimbursement of hotel or other lodging expenses incurred in connection with business trips to New York, plus an amount necessary to gross-up such payment for income tax purposes. Ms. Katz's agreement generally also provided for reimbursement of liability for any New York state and city taxes, on an after-tax basis.

Retirement Agreement. On January 4, 2018, the Company and Ms. Katz entered into a retirement agreement detailing the terms of her retirement from the Company, which became effective on February 12, 2018. The retirement agreement provides for the following payments and benefits in connection with Ms. Katz’s retirement from the Company: (i) a cash payment of $2,475,000, which was paid in a lump sum following her retirement, and a cash payment of $1,000,000, payable on or before March 14, 2019, (ii) a pro-rata annual incentive bonus for fiscal year 2018 based on actual performance and payable at the same time that bonuses are paid to Company executives generally, (iii) a lump sum payment equal to 18 times the monthly COBRA premium applicable to Ms. Katz and (iv) the vesting of one additional tranche of her restricted stock awards (equal to 1,139 restricted shares). The retirement agreement also provides that Ms. Katz’s SERP Plan benefit will not be reduced according to the terms of the SERP Plan solely by reason of her failure to reach age 65 on the date of her retirement.

The retirement agreement includes a general release of claims by Ms. Katz in favor of the Company, its affiliates and current and former officers and directors and certain other parties. Ms. Katz also remains bound by certain provisions of her employment agreement, including the non-competition, the non-solicitation of employees, the non-disparagement and the confidentiality covenants. The non-competition agreement generally prohibits Ms. Katz during employment and for a period of two years after termination from becoming a director, officer, employee or consultant for any competing business that owns or operates a luxury specialty retail store or certain specifically listed businesses. The agreement also requires that she disclose and assign to us any trademarks or inventions developed by her which relate to her employment by us or to our business.

Option and Restricted Stock Awards Granted to Ms. Katz

Option and Restricted Stock Agreements. In connection with the Acquisition, the Parent Board granted Ms. Katz 25,099 time-vested stock options that vest on each of the first five anniversaries of the closing date of the Acquisition, subject to continued employment, and 25,099 performance-vested stock options that vest upon our achievement of certain performance hurdles. In October 2016, the Compensation Committee granted Ms. Katz 4,557 shares of restricted stock pursuant to a restricted stock award agreement, vesting in four equal annual installments which began on the first vesting date of December 1, 2017.

Modification of Ms. Katz's Equity Awards Upon Retirement. Upon her retirement, Ms. Katz's outstanding time-vested stock options were amended to remain outstanding with respect to 8,366 shares which are vested and were repriced consistent with the modifications to exercise prices described under "Compensation Discussion and Analysis — Fiscal Year 2018 Named Executive Officer Compensation Program and Decisions — Long-Term Equity Incentives — Stock Option Amendment.” Ms. Katz will have the greater of (i) three years following her retirement date and (ii) 180 days following the termination of her directorship to exercise the vested portion of her time-vested stock options.   The amendments also removed the put right with respect to the vested portion of her Co-Invest and time-vested stock options. All of her outstanding 25,099 performance-vested stock options were cancelled.

Also upon her retirement, the vesting of an additional 1,139 restricted shares, which represents 25% of her award, was accelerated on February 12, 2018. The remaining 2,279 unvested restricted shares were forfeited. Ms. Katz will retain the put right on the vested shares for the first put period following her retirement, which is expected to take place in December 2018.

Potential Payments Upon Termination or Change-in-Control

The tables below show certain potential payments that would have been made to the named executive officers if his or her employment had terminated on July 28, 2018 under various scenarios, including a change of control. Because the payments to be made to a named executive officer depend on several factors, the actual amounts to be paid out upon a named executive officer’s termination of employment can only be determined at the time of an executive’s separation from us. See "Employment and Other Compensation Agreements" for a more detailed discussion of the restrictive covenants that are conditions to the receipt of the severance payments.

Ms. Katz retired from the Company effective on February 12, 2018. Payments due to her in connection with her retirement are addressed in her retirement agreement and described in her table below.

Geoffroy van Raemdonck

Executive Benefits and Payments Upon Separation	Retirement ($)	Termination due to death ($)(1)	Termination due to disability ($)(2)	Termination without cause or for good reason ($)(3)	Change in Control ($)(4)
Compensation:
Severance	$—	$—	$—	$2,000,000	$—
Bonus	—	461,539	461,539	461,539	—
Option Acceleration(5)	—	—	—	—	—
Restricted Stock Acceleration(6)	—	—	—	—	3,200,000

Benefits & Perquisites:
DC SERP	—	—	—	—	—
Long-Term Disability	—	—	240,000	—	—
Health and Welfare Benefits	—	—	—	59,607	—
Life Insurance Benefits	—	1,000,000	—	2,418	—
Total	$—	$1,461,539	$701,539	$2,523,564	$3,200,000

(1)
Represents Mr. van Raemdonck's target bonus (prorated for the number of days employed in fiscal year 2018 and payable in a lump sum) and a lump sum basic life insurance benefit payment of $1,000,000 payable by the Company’s life insurance provider to Mr. van Raemdonck's beneficiaries upon his death.

(2)
Represents Mr. van Raemdonck's target bonus (prorated for the number of days employed in fiscal year 2018 and payable in a lump sum) and long-term disability payments of $20,000 per month for 12 months payable from the Company’s long-term disability insurance provider.

(3)
Represents a lump sum payment of (i) one times target bonus, prorated for the number of days employed in fiscal year 2018, and (ii) one times base salary plus an additional one times target bonus (payable in a lump sum). The amount included for health and welfare benefits represents a lump-sum payment equal to the value of 18 months of COBRA premiums. Calculations were based on COBRA rates currently in effect. The amount included for life insurance represents coverage for a period of two years at the same benefit level in effect at the time of termination. Also see “Employment and Other Compensation Agreements” in this section.

(4)
Represents full acceleration of Mr. van Raemdonck's time-vested stock options and restricted shares (applicable only in connection with a termination by the Company without cause or by Mr. van Raemdonck for good reason within 24 months following a change in control). In connection with such a termination, Mr. van Raemdonck would also receive (without duplication) the amounts described in the column under the heading "Termination without cause or for good reason".

(5)	As of July 28, 2018, the fair market value of Parent common stock underlying Mr. van Raemdonck's options was lower than the exercise price of such options.

(6)	Amounts reported are based on the fair market value of Class A Common Stock and Class B Common Stock as of July 28, 2018.

Adam M. Orvos

Executive Benefits and Payments Upon Separation	Retirement ($)	Termination due to death ($)(1)	Termination due to disability ($)(2)	Termination without cause or for good reason ($)(3)	Change in Control ($)
Compensation:
Severance	$—	$—	$—	$750,000	$—
Bonus	—	—	—	279,627	—

Benefits & Perquisites:
Long-Term Disability	—	—	240,000	—	—
Health and Welfare Benefits	—	—	—	59,603	—
Life Insurance Benefits	—	1,000,000	—	—	—
Total	$—	$1,000,000	$240,000	$1,089,230	$—

(1)	Represents a lump sum basic life insurance benefit payment of $1,000,000 payable by the Company’s life insurance provider to Mr. Orvos's beneficiaries upon his death.

(2)	Represents long‑term disability payments of $20,000 per month for 12 months payable from the Company’s long‑term disability insurance provider.

(3)
Represents 1 times Mr. Orvos's base salary and a prorated annual incentive bonus for the year of termination. Mr. Orvos is also entitled to the value of 18 months of COBRA premiums. Calculations were based on COBRA rates currently in effect. See “Employment and Other Compensation Agreements” in this section.

James J. Gold

Executive Benefits and Payments Upon Separation	Retirement ($)(1)	Termination due to death ($)(2)	Termination due to disability ($)(3)	Termination without cause or for good reason ($)(4)	Change in Control ($)(5)
Compensation:
Severance	$—	$—	$—	$2,152,500	$—
Bonus	—	615,000	615,000	615,000	—

Benefits & Perquisites:
DC SERP	531,579	531,579	531,579	531,579	531,579
Long-Term Disability	—	—	240,000	—	—
Health and Welfare Benefits	—	—	—	59,607	—
Life Insurance Benefits	—	1,000,000	—	—	—
Total	$531,579	$2,146,579	$1,386,579	$3,358,686	$531,579

(1)	Represents a lump sum payout under the deferred compensation plan. See “Non-qualified Deferred Compensation” for a more detailed discussion.

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

(5)	Represents a lump sum payout under the defined contribution plan.

Executive Benefits and Payments Upon Separation	Retirement ($)(1)	Termination due to death ($)(1)(2)	Termination due to disability ($)(1)(3)	Termination without cause or for good reason ($)(1)(4)	Change in Control ($)(1)(5)
Carrie M. Tharp
Compensation:
Severance	$—	$—	$—	$430,000	$—

Benefits & Perquisites:
DC SERP	—	—	—	—	—
Long-Term Disability	—	—	240,000	—	—
Health and Welfare Benefits	—	—	—	30,843	—
Life Insurance Benefits	—	860,000	—	—	—
Total	$—	$860,000	$240,000	$460,843	$—

T. Dale Stapleton
Compensation:
Severance	$—	$—	$—	$595,500	$—

Benefits & Perquisites:
DC SERP	147,874	147,874	147,874	147,874	147,874
Long-Term Disability	—	—	240,000	—	—
Health and Welfare Benefits	—	—	—	32,963	—
Life Insurance Benefits	—	1,000,000	—	—	—
Total	$147,874	$1,147,874	$387,874	$776,337	$147,874

Joseph N. Weber
Compensation:
Severance	$—	$—	$—	$637,500	$—

Benefits & Perquisites:
DC SERP	106,071	106,071	106,071	106,071	106,071
Long-Term Disability	—	—	240,000	—	—
Health and Welfare Benefits	—	—	—	46,265	—
Life Insurance Benefits	—	1,000,000	—	—	—
Total	$106,071	$1,106,071	$346,071	$789,836	$106,071

(1)	Represents a lump sum payout under the defined contribution plan. See “Non-qualified Deferred Compensation” for a detailed discussion.

(2)
Represents a lump sum basic life insurance benefit payment of $860,000 to Ms. Tharp and $1,000,000 to Mr. Stapleton and Mr. Weber payable by the Company’s life insurance provider upon their death and a lump sum payout under the defined contribution plan.

(3)
Represents long-term disability payments of $20,000 per month for 12 months payable from the Company’s long-term disability insurance provider and a lump sum payout under the defined contribution plan.

(4)
Represents a lump sum payment of 1 times base salary for Ms. Tharp and 1.5 times base salary for Mr. Stapleton and Mr. Weber. The amount included for health and welfare benefits represents a continuation of COBRA benefits for a period of 12 months for Ms. Tharp and 18 months for Mr. Stapleton and Mr. Weber. Calculations were based on COBRA rates currently in effect. See “Employment and Other Compensation Agreements” in this section.

(5)	Represents a lump sum payout under the DC SERP.

Karen W. Katz

Executive Benefits and Payments Upon Separation	Retirement ($)(1)
Compensation:
Retirement Payment	$2,100,000
Bonus	1,375,000
Prorated Bonus	1,388,204
Restricted Stock Acceleration(2)	305,252

Benefits & Perquisites:
SERP Enhancement	183,000
DC SERP	909,919
Deferred Compensation Plan	835,055
Long-Term Disability	—
Health and Welfare Benefits	60,448
Life Insurance Benefits	—
Total	$7,156,878

(1)
Pursuant to Ms. Katz's retirement agreement, amount represents (i) a lump sum payment of one times the sum of base salary and target bonus payable, (ii) an additional $1,000,000 payable on or before March 14, 2019, (iii) prorated bonus for fiscal year 2018, (iv) 12 months acceleration of Ms. Katz's restricted shares, (v) the SERP benefit level enhancement provided in Ms. Katz's employment agreement, (vi) a lump sum payout under the deferred compensation plans and (vii) a lump sum cash payment representing 18 months of COBRA reimbursement. See “Non-qualified Deferred Compensation” for a more detailed discussion of the deferred compensation plans. In addition, pursuant to her retirement agreement and the SERP Plan, Ms. Katz’s SERP Plan benefit will not be reduced solely by reason of her failure to reach age 65 on the date of her retirement.

(2)	Amount reported is based on the fair market value of Class A Common Stock and Class B Common Stock as of Ms. Katz's retirement date of February 12, 2018.

CEO Pay Ratio

 As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), we are providing the following information about the relationship of the median annual total compensation of our employees and the annual total compensation of Geoffroy van Raemdonck, our Chief Executive Officer, based on data as of June 30, 2018 (the “Determination Date”). We consider the pay ratio specified below to be a reasonable estimate, calculated in a manner that is intended to be consistent with applicable SEC requirements.

We estimate that Mr. van Raemdonck had annual total compensation for fiscal year 2018 of $12,766,751. We estimate that the median annual total compensation of all of our employees other than Mr. van Raemdonck for fiscal year 2018 was $44,595. Based on this information, we estimate that the ratio of our CEO’s annual total compensation to that of our median employee for fiscal year 2018 was 286 to 1.

Mr. van Raemdonck joined us as our CEO in February 2018. We calculated his total annual compensation for fiscal year 2018 by annualizing applicable elements of his compensation as reported in the Summary Compensation Table included herein. Mr. van Raemdonck’s compensation for fiscal year 2018, as reported in the Summary Compensation Table, included certain items that we do not expect to necessarily recur or be similarly reportable in future years such as sign-on equity awards, a signing bonus and certain one-time reimbursements in connection with his joining us as CEO. Accordingly, our CEO pay ratio for fiscal year 2018 may not be comparable to our CEO pay ratio in future years.

This pay ratio is a reasonable estimate calculated in good faith, in a manner consistent with Item 402(u) of Regulation S-K. We identified the median employee compensation for all individuals, except the CEO, employed by us on the Determination Date, whether employed on a full-time, part-time, seasonal or temporary basis. In identifying the median employee, we estimated the compensation of each employee by comparing the amount of salary, wages, and tips (inclusive of elective deferrals to retirement plans, pre-tax benefits and payroll deductions) used for purposes of reporting to the Internal Revenue Service on Form W-2 for the twelve-month period ended on the Determination Date. We annualized the compensation for any full-time or part-time employee employed for less than the full twelve months ended on the

Determination Date; we did not annualize the compensation of any employee employed on a temporary or seasonal basis. Once we determined the median employee, we calculated the median employee’s annual total compensation in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K.

In identifying the median employee, we excluded employees located outside the United States under the de minimis exemption of the pay ratio rule which permits exclusion if a company’s non-U.S. employees account for 5% or less of total employees. This resulted in the exclusion of 536 employees of our MyTheresa business, of which 528 are based in Germany and eight are based in the United Kingdom. As of June 30, 2018, we had 14,280 employees, comprised of 13,744 U.S. employees and 536 non-U.S. employees.

The SEC rules for identifying the median employee and calculating the pay ratio permit companies to use different methods and assumptions. Therefore, the CEO pay ratio that we report may not be directly comparable to the ratio reported by other companies in our industry or other industries.

Director Compensation for Fiscal Year 2018

The Parent Board sets the compensation for each director who is not an officer of or otherwise employed by us (a "non‑executive director"). Non‑executive directors who are employed by Ares or CPPIB or their respective affiliates do not receive compensation for their services as directors. Ms. Aufreiter and Messrs. Axelrod, Bourguignon, Eadie and Herrick are not employed by Ares or CPPIB or their respective affiliates and are the directors who earned compensation for services as a director for fiscal year 2018. Pursuant to board service agreements entered into between Parent and each of the non‑executive officers, each non‑executive director received an annual fee his or her service as a director on the Parent Board, as described in the table below. Such fee will be prorated for the actual number of days served in any quarter and is paid in arrears following the end of each quarter. The non‑executive directors are also reimbursed for any out‑of‑pocket business expenses. Pursuant to Ms. Katz’s board service agreement with the Company, during the term of her service as a director, Ms. Katz is entitled to participate in either the Company’s medical and executive medical plans or under separate arrangements that provide her with comparable benefits. Actual fees earned in fiscal year 2018 are set forth in the Director Summary Compensation table below.

Director Summary Compensation Table

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($)(2)	Restricted Stock Awards ($) (3)	Total ($)
Nora A. Aufreiter	$54,670	$11,507	$53,600	$119,777
Norman H. Axelrod	54,670	11,507	53,600	119,777
Philippe E. Bourguignon	54,670	11,892	53,600	120,162
Graeme M. Eadie	49,038	—	—	49,038
Alan J. Herrick	14,011	251,230	67,000	332,241
Karen W. Katz (4)	22,940	87,525	—	110,465

(1)
For Ms. Aufreiter, Mr. Axelrod and Mr. Bourguignon, amount reflects a $50,000 annual retainer through May 22, 2018, at which time the annual retainer was increased to $75,000. For Mr. Eadie, reflects the prorated portion of a $150,000 annual retainer from April 1, 2018, which is the effective date of his retirement from CPPIB, one of our Sponsors, and at which time he began receiving a board service retainer from us. For Ms. Katz, amount reflects a prorated portion of a $50,000 annual retainer from February 12, 2018, the effective date of her retirement as CEO.

(2)
As of the end of fiscal year 2018, each of Ms. Aufreiter, Mr. Axelrod and Mr. Bourguignon holds 393 time‑vested stock options with an exercise price of $500, of which 314 of which are vested, and 393 performance‑vested stock options, none of which are vested at an exercise price of $1,000, to purchase Parent common stock. Amounts in this column for these individuals reflect the incremental fair value of the repricing of their time-vested stock options to $500 per share on January 4, 2018, computed in accordance with ASC Topic 718. The assumptions used in calculating these amounts are described under the caption Stock-Based Awards in Note 13 of the Notes to Consolidated Financial Statements.

In connection with election to our Board on May 22, 2018, Mr. Herrick was granted 700 time-vested stock options and 700 performance-vested stock options at an exercise price of $500 per share. As of the end of the fiscal year 2018, Mr. Herrick only holds the 1,400 stock options described above.
Upon her retirement, Ms. Katz was granted 500 time-vested stock options at an exercise price of $500 in connection with her continued service on the Parent Board. As of the end of fiscal year 2018, Ms. Katz holds 28,332 stock options, of which all but the 500 time-vested stock options described above are vested. Amounts in this column for Ms. Katz and Mr. Herrick reflect the grant date fair value computed in accordance with ASC Topic 718. The assumptions used in calculating these amounts are described under the caption Stock-Based Awards in Note 13 of the Notes to Consolidated Financial Statements.

(3)
On May 22, 2018, Ms. Aufreiter, Mr. Axelrod and Mr. Bourguignon were each granted 200 restricted shares and Mr. Herrick was granted 250 restricted shares. These restricted shares vest in four equal annual installments beginning on May 22, 2019. The terms are substantially similar to the terms of our other restricted share awards except that the director share awards do not have a put right. As of the end of fiscal year 2018, each of Ms. Aufreiter, Mr. Axelrod, Mr. Bourguignon and Mr. Herrick holds 200, 200, 200, and 250 restricted shares, respectively. Amounts in this column reflect the grant date fair value computed in accordance with ASC Topic 718. The assumptions used in calculating these amounts are described under the caption Stock-Based Awards in Note 13 of the Notes to Consolidated Financial Statements.

(4)
Board retainer fees and the grant date fair value of option awards received by Ms. Katz are also reported in “All Other Compensation” column of the Summary Compensation Table. Pursuant to her board service agreement with the Company, during the term of her service as a director, Ms. Katz is entitled to participate in either the Company’s medical and executive medical plans or under separate arrangements that provide her with comparable benefits. The Company did not incur any expenses in fiscal year 2018 with respect to such entitlement.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding equity compensation plans of Parent approved by stockholders and equity compensation plans of Parent not approved by stockholders as of July 28, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by stockholders	183,506	(1)	$597.43	58,119	(1)

Equity compensation plans not approved by stockholders	—		—	—

Total	183,506		$597.43	58,119

(1)
This number represents shares of Class A Common Stock and Class B Common Stock issuable under the Management Equity Incentive Plan that was approved by holders of a majority of the shares of Parent common stock on October 25, 2013 and the NM Mariposa Holdings, Inc. Vice President Long Term Incentive Plan (the "VP Long Term Incentive Plan") that was approved by a majority of the shares of Parent common stock on February 25, 2014. The Management Incentive Plan became effective on October 25, 2013 and will expire on October 25, 2023 and the VP Long Term Incentive Plan became effective on February 25, 2014 and will expire on February 25, 2024.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 15, 2018, certain information relating to the beneficial ownership of the common stock of Parent, the sole member of Holdings, which in turn is the sole member of the Company, by (i) each person or group known by us to own beneficially more than 5% of the outstanding shares of Class A Common Stock and Class B Common Stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group. Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting of securities, or to dispose or direct the disposition of securities or has the right to acquire such powers within 60 days. For purposes of calculating each person’s percentage ownership, Parent common stock issuable pursuant to options exercisable within 60 days are included as outstanding and beneficially owned for that person or group, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe, based on the information furnished to us, that each beneficial owner identified in the table below possesses sole voting and investment power over all Parent common stock shown as beneficially owned by the beneficial owner. The information in the table below does not necessarily indicate beneficial ownership for any other purpose. The percentages of shares outstanding provided in the table below are based on 1,582,363 shares of Class A Common Stock and 1,582,363 shares of Class B Common Stock outstanding as of September 15, 2018.

Name of Beneficial Owner (1)(2)	Number of Shares of Class A Common Stock Beneficially Owned	Percent of Class A Common Stock Beneficially Owned	Number of Shares of Class B Common Stock Beneficially Owned		Percent of Class B Common Stock Beneficially Owned
Affiliates of Ares Management, L.P. (3)	929,454	58.74%	1,152,504	(4)	72.83%

CPP Investment Board (USRE) Inc. (5)	929,454	58.74%	706,404		44.64%

Norman Axelrod (6)	514	0.03%	514		0.03%

Nora Aufreiter (6)	514	0.03%	514		0.03%

Phillip Bourguignon (6)	514	0.03%	514		0.03%

Alan J. Herrick (6)	250	0.02%	250		0.02%

Karen W. Katz (6)	29,798	1.87%	29,798		1.87%

David Kaplan (7)	—	—	—		—

Dennis Gies (7)	—	—	—		—

Graeme Eadie (8)	—	—	—		—

Cesare Ruggiero (8)	—	—	—		—

Geoffroy van Raemdonck (6)	8,000	0.51%	8,000		0.51%

Adam M. Orvos (6)	2,500	0.16%	2,500		0.16%

James J. Gold (6)	19,518	1.22%	19,518		1.22%

Carrie M. Tharp (6)	701	0.04%	701		0.04%

Tracy M. Preston (6)	3,139	0.20%	3,139		0.20%

T. Dale Stapleton (6)	2,356	0.15%	2,356		0.15%

Joseph N. Weber (6)	3,294	0.21%	3,294		0.21%

All current executive officers and directors as a group (18 persons) (9)	—	—	—		—

(1)	Except as otherwise noted, the address of each beneficial owner is c/o Neiman Marcus, 1618 Main Street, Dallas, Texas 75201.

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

(6)
Consists of (i) shares of Class A Common Stock and Class B Common Stock issuable upon the exercise of options which are currently exercisable or which will become exercisable within 60 days of September 15, 2018 and (ii) outstanding restricted shares of Class A Common Stock and Class B Common Stock, all of which shares are subject to the provisions of the Stockholders Agreement. In the case of Ms. Aufreiter and Messrs. Axelrod and Bourguignon, excludes shares of Class A Common Stock and Class B Common Stock held directly by such persons and in which such persons have a pecuniary interest but that are deemed to be beneficially owned by our Sponsors by virtue of the Stockholders Agreement.

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

(8)
The address of Messrs. Eadie and Ruggiero is c/o Canada Pension Plan Investment Board, One Queen Street East, Suite 2600, Toronto, ON, M5C 2W5. Mr. Eadie is Senior Managing Director at CPPIB Equity. Mr. Nishi is a Principal at CPPIB Equity. Messrs. Eadie and Nishi each expressly disclaim beneficial ownership of the shares of Parent common stock owned by CPP Investment Board (USRE) Inc.

(9)
Excludes shares of Class A Common Stock and Class B Common Stock in which such persons have a pecuniary interest but that are deemed to be beneficially owned by our Sponsors by virtue of the Stockholders Agreement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Stockholders Agreement

Upon completion of the Acquisition, Parent entered into the Stockholders Agreement, dated as of October 25, 2013 and as amended to date, among Parent and each of its stockholders (the "Stockholders Agreement"). Pursuant to the terms of the Stockholders Agreement, each of our Sponsors has the right to designate three members of the Parent Board and to jointly designate three independent members of the Parent Board, in each case for so long as they or their respective affiliates own at least 25% of the shares of Class A Common Stock that they owned as of the closing of the Acquisition. The Stockholders Agreement also provides for the election of the then-current chief executive officer of Parent to the Parent Board and, to the extent permitted by applicable laws and regulations and subject to certain exceptions, for equal representation on the boards of directors of our subsidiaries with respect to directors designated by our Sponsors and the appointment of at least one of the directors designated by each Sponsor to each committee of the Parent Board.
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
Management Services Agreements

Upon completion of the Acquisition, NMG and Parent entered into management services agreements, dated as of October 25, 2013, among NMG, Parent and affiliates of our Sponsors (the "Management Services Agreements"). Under each of the Management Services Agreements, affiliates of our Sponsors provide NMG and Parent with certain management and financial services. In exchange for such services, NMG and Parent have agreed to reimburse affiliates of our Sponsors for certain expenses and provide customary indemnification. For fiscal year 2018, $253,526 was reimbursed to affiliates of Ares and $35,136 was reimbursed to affiliates of CPPIB.

Senior Secured Term Loan Facility
Upon the closing of the Acquisition, we entered into the Senior Secured Term Loan Facility, under which various funds affiliated with Ares, one of our Sponsors, are lenders. As of July 28, 2018, these affiliated funds had term loans in the amount of $9.9 million. In fiscal year 2018, an aggregate of $0.1 million in principal and $0.5 million in interest was paid to affiliates of Ares in respect of amounts borrowed under the Senior Secured Term Loan Facility, the largest amount of principal on term loans held by affiliates of Ares during this period was $10.5 million and interest on these borrowings accrued at a weighted average rate of 4.82% per year. As of July 28, 2018, borrowings under the Senior Secured Term Loan Facility accrued interest at a rate of 5.34% per year.
Director Independence
Though not formally considered by the Parent Board because we are not a listed issuer, we have evaluated the independence of the members of the Parent Board using the independence standards of the New York Stock Exchange. We believe that Ms. Aufreiter, and Messrs. Axelrod, Bourguignon, Eadie, Gies, Herrick, Kaplan and Ruggiero are independent directors within the meaning of the listing standards of the New York Stock Exchange.
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

Principal Accounting Fees and Services

Audit Fees.  The aggregate fees billed for the audits of the Company’s annual financial statements for the fiscal years ended July 28, 2018 and July 29, 2017 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q were $1,464,000 and $1,514,000, respectively.

Audit-Related Fees.  The aggregate fees billed for audit-related services for the fiscal years ended July 28, 2018 and July 29, 2017 were $78,000 and $70,000, respectively. These fees related to accounting research and consultation services.

Tax Fees.  The aggregate fees billed for tax services for the fiscal years ended July 28, 2018 and July 29, 2017 were $325,000 and $636,000, respectively. These fees are related to tax compliance and planning.

All Other Fees.  The aggregate fees billed for all other services not included above for the fiscal years ended July 28, 2018 and July 29, 2017 totaled approximately $2,643,000 and $210,000, respectively.  These fees primarily related to permitted advisory services.

The Audit Committee has considered and concluded that the provision of permissible non-audit services is compatible with maintaining our independent registered public accounting firm’s independence.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULE

The following documents are filed as part of this report.

1.	Financial Statements

The list of financial statements required by this item is set forth in Item 8.

2.	Index to Financial Statement Schedule

Page Number
Report of Independent Registered Public Accounting Firm	F-3
Schedule II—Valuation and Qualifying Accounts and Reserves	113

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
Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 16, 2014.

10.5
Second Amendment to Revolving Credit Agreement, dated as of October 27, 2016 among Neiman Marcus Group LTD LLC, as Borrower, Mariposa Intermediate Holdings LLC, as Holdings, each co-borrower and subsidiary loan parties party thereto, each of the banks and other financial institutions party thereto as lenders and/or issuing banks and Deutsche Bank AG New York Branch, as administrative agent and collateral agent.
Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 27, 2016.

10.6	Employment Agreement, dated as of January 4, 2018, by and between The Neiman Marcus Group LLC and Geoffroy van Raemdonck.	Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed on March 9, 2018.

10.7	Employment Agreement, dated as of March 28, 2018, by and between The Neiman Marcus Group LLC and Adam Orvos.	Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed on June 6, 2018.

10.8	Employment Agreement, dated as of October 25, 2013, by and among The Neiman Marcus Group LLC, the Company and James J. Gold.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 29, 2013.

10.9	Employment Agreement, dated as of October 25, 2013, by and among The Neiman Marcus Group LLC, the Company and Karen Katz.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 29, 2013.

10.10	Retirement Agreement, dated as of January 4, 2018, by and among Neiman Marcus Group, Inc., The Neiman Marcus Group LLC and Karen Katz.	Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed on March 9, 2018.

10.11	NM Mariposa Holdings, Inc. Management Equity Incentive Plan dated October 25, 2013.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 29, 2013.

10.12	First Amendment to Neiman Marcus Group, Inc. (f/k/a NM Mariposa Holdings, Inc.) Management Equity Incentive Plan.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on November 2, 2016.

10.13	Form of Neiman Marcus Group, Inc. Co-Invest Options Non-Qualified Stock Option Agreement pursuant to the Neiman Marcus Group, Inc. Management Equity Incentive Plan.	Incorporated herein by reference to the Company's Annual Report on Form 10-K filed on October 10, 2017.

10.14	Form of Neiman Marcus Group, Inc. Time-Vested Option Non-Qualified Stock Option Agreement pursuant to the Neiman Marcus Group, Inc. (NM Mariposa Holdings, Inc.) Management Equity Incentive Plan.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 29, 2013.

10.15	Form of Amendment to Neiman Marcus Group, Inc. Time-Vested Option Non-Qualified Stock Option Agreement pursuant to the Neiman Marcus Group, Inc. Management Equity Incentive Plan.	Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed on March 9, 2018.

10.16	Form of Neiman Marcus Group, Inc. Time-Vested Option Non-Qualified Stock Option Agreement pursuant to the Neiman Marcus Group, Inc. Management Equity Incentive Plan granted to Geoffroy van Raemdonck.	Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed on March 9, 2018.

10.17	Form of Amended and Restated Neiman Marcus Group, Inc. Time-Vested Option Non-Qualified Stock Option Agreement by and between Neiman Marcus Group, Inc. and Karen Katz.	Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed on March 9, 2018.

10.18
Form of Neiman Marcus Group, Inc. Performance-Vested Option Non-Qualified Stock Option Agreement pursuant to the Neiman Marcus Group, Inc. (f/k/a NM Mariposa Holdings, Inc.) Management Equity Incentive Plan.
Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 29, 2013.

10.19
Form of Neiman Marcus Group, Inc. Performance-Vested Option Non-Qualified Stock Option Agreement pursuant to the Neiman Marcus Group, Inc. Management Equity Incentive Plan granted to Geoffroy van Raemdonck.
Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed on March 9, 2018.

10.20	Form of Restricted Stock Agreement pursuant to the Neiman Marcus Group, Inc. Management Equity Incentive Plan.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on November 2, 2016.

10.21	Form of Restricted Stock Agreement pursuant to the Neiman Marcus Group, Inc. Management Equity Incentive Plan by and between Neiman Marcus Group, Inc. and Geoffroy van Raemdonck.	Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed on March 9, 2018.

10.22	Form of Restricted Stock Agreement pursuant to the Neiman Marcus Group, Inc. Management Equity Incentive Plan by and between Neiman Marcus Group, Inc. and Karen W. Katz.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on November 2, 2016.

10.23	Neiman Marcus Group, Inc. FY 2018 Mid-Term Cash Incentive Plan. (1)	Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed on March 9, 2018 (1).

10.24	Second Amended and Restated Credit Card Program Agreement, dated as of July 15, 2013, by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., and Capital One, National Association. (1)	Incorporated herein by reference to the Company’s Amendment No. 1 to the Form S-1 Registration Statement dated August 7, 2013.

10.25	Second Amended and Restated Servicing Agreement, dated as of July 15, 2013, between The Neiman Marcus Group, Inc. and Capital One, National Association. (1)	Incorporated herein by reference to the Company’s Amendment No. 1 to the Form S-1 Registration Statement dated August 7, 2013.

10.26	Form of Confidentiality, Non-Competition and Termination Benefits Agreement by and between The Neiman Marcus Group, Inc. and certain eligible key employees.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2011.

10.27
Form of Amendment to the Confidentiality, Non-Competition and Termination Benefits Agreement effective as of January 1, 2009 by and between The Neiman Marcus Group, Inc., a Delaware corporation, and certain eligible key employees.
Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.28	The Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan amended and restated effective January 1, 2008.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 26, 2008.

10.29	Amendment No. 1 effective as of January 1, 2008 to The Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.30	Amendment No. 2 effective as of July 16, 2009 to The Neiman Marcus Group, Inc. Key Employee Deferred Compensation Plan.	Incorporated herein by reference to the Company's Annual Report on Form 10-K filed on October 10, 2017.

10.31	The Neiman Marcus Group, Inc. Supplemental Executive Retirement Plan as amended and restated effective January 1, 2009.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.32	Amendment No. 1 to The Neiman Marcus Group, Inc. Supplemental Executive Retirement Plan dated July 17, 2010.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

10.33	The Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2008.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2008.

10.34	Amendment No. 1 effective January 1, 2008 to the Amended and Restated Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.35	Amendment No. 2 to the Amended and Restated Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan dated July 17, 2010.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

10.36	Amendment No. 3 to the Amended and Restated Neiman Marcus Group, Inc. Defined Contribution Supplemental Executive Retirement Plan dated December 16, 2010.	Incorporated herein by reference to the Company's Annual Report on Form 10-K filed on October 10, 2017.

10.37	Management Services Agreement, dated October 25, 2013, by and among NM Mariposa Holdings, Inc., The Neiman Marcus Group, Inc. and ACOF Operating Manager III, LLC.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2014.

10.38	Management Services Agreement, dated October 25, 2013, by and among NM Mariposa Holdings, Inc., The Neiman Marcus Group, Inc. and ACOF Operating Manager IV, LLC.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2014.

10.39	Management Services Agreement, dated October 25, 2013, by and among NM Mariposa Holdings, Inc., The Neiman Marcus Group, Inc. and CPPIB Equity Investments Inc.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2014.

10.40	Director Services Agreement, dated January 29, 2014, by and between NM Mariposa Holdings, Inc. and Nora Aufreiter.	Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended February 1, 2014.

10.41	Director Services Agreement, dated April 30, 2014, by and between NM Mariposa Holdings, Inc. and Philippe Bourguignon.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2014.

10.42	Director Services Agreement, dated May 22, 2018, by and between Neiman Marcus Group, Inc. and Graeme Eadie.	Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed on June 6, 2018.

10.43	Director Services Agreement, dated May 22, 2018, by and between Neiman Marcus Group, Inc. and Alan Herrick.	Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed on June 6, 2018.

10.44	Director Services Agreement, dated as of February 12, 2018, by and between Neiman Marcus Group, Inc. and Karen Katz.	Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed on March 9, 2018.

12.1	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

14.1	The Neiman Marcus Group, Inc. Code of Ethics and Conduct.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2013.

14.2	The Neiman Marcus Group, Inc. Code of Ethics for Financial Professionals.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

21.1	Subsidiaries of the Company.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith electronically.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith electronically.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically.

(1)                                 Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

ITEM 16.     FORM 10-K SUMMARY

None.

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

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under our supervision and with the participation of other key members of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of July 28, 2018. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting.

We are a voluntary filer and are not required to provide an auditor's attestation or report on management's assessment of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act. Therefore, we have not engaged our independent registered accounting firm to perform an audit of our internal control over financial reporting as of our balance sheet date or for any period since July 30, 2016.

GEOFFROY VAN RAEMDONCK
Chief Executive Officer

ADAM ORVOS
Executive Vice President, Chief Financial Officer and Chief Operating Officer

T. DALE STAPLETON
Senior Vice President and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member and Board of Directors of Neiman Marcus Group LTD LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Neiman Marcus Group LTD LLC (the Company) as of July 28, 2018 and July 29, 2017, the related consolidated statements of operations, comprehensive earnings (loss), cash flows and member equity for each of the three fiscal years in the period ended July 28, 2018 and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 28, 2018 and July 29, 2017, and the results of its operations and its cash flows for each of the three fiscal years in the period ended July 28, 2018, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2017-04

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for testing goodwill for impairment in fiscal year 2017 due to the adoption of ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2007.

Dallas, Texas
September 18, 2018

NEIMAN MARCUS GROUP LTD LLC
CONSOLIDATED BALANCE SHEETS

(in thousands, except units)	July 28, 2018	July 29, 2017

ASSETS
Current assets:
Cash and cash equivalents	$38,510	$49,239
Credit card receivables	33,689	38,836
Merchandise inventories	1,115,839	1,153,657
Other current assets	123,822	146,439
Total current assets	1,311,860	1,388,171

Property and equipment, net	1,569,904	1,586,961
Favorable lease commitments, net	879,434	930,585
Other definite-lived intangible assets, net	354,542	401,081
Tradenames	1,501,327	1,499,750
Goodwill	1,883,869	1,880,894
Other long-term assets	44,967	16,074
Total assets	$7,545,903	$7,703,516

LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$318,969	$316,830
Accrued liabilities	511,289	456,937
Current portion of long-term debt	29,426	29,426
Total current liabilities	859,684	803,193

Long-term liabilities:
Long-term debt, net of debt issuance costs	4,623,152	4,675,540
Deferred income taxes	707,554	1,156,833
Deferred real estate credits and deferred financing obligations	254,555	201,892
Other long-term liabilities	341,777	399,406
Total long-term liabilities	5,927,038	6,433,671

Membership unit (1 unit issued and outstanding at July 28, 2018 and July 29, 2017)	—	—
Member capital	1,587,350	1,587,086
Accumulated other comprehensive loss	(22,297)	(63,431)
Accumulated deficit	(805,872)	(1,057,003)
Total member equity	759,181	466,652
Total liabilities and member equity	$7,545,903	$7,703,516

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal year ended
(in thousands)	July 28, 2018	July 29, 2017	July 30, 2016

Revenues	$4,900,444	$4,705,993	$4,949,472
Cost of goods sold including buying and occupancy costs (excluding depreciation)	3,320,753	3,220,027	3,322,508
Selling, general and administrative expenses (excluding depreciation)	1,179,641	1,129,309	1,117,928
Income from credit card program	(46,361)	(60,082)	(60,648)
Depreciation expense	214,452	225,463	226,868
Amortization of intangible assets	46,685	50,769	57,011
Amortization of favorable lease commitments	51,046	53,262	54,178
Other expenses	37,721	29,730	27,127
Impairment charges	—	510,736	466,155

Operating earnings (loss)	96,507	(453,221)	(261,655)

Interest expense, net	307,441	295,668	285,596

Loss before income taxes	(210,934)	(748,889)	(547,251)

Income tax benefit	(462,065)	(217,130)	(141,141)

Net earnings (loss)	$251,131	$(531,759)	$(406,110)

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Fiscal year ended
(in thousands)	July 28, 2018	July 29, 2017	July 30, 2016

Net earnings (loss)	$251,131	$(531,759)	$(406,110)

Other comprehensive earnings (loss):
Foreign currency translation adjustments, before tax	5,488	9,297	(2,663)
Change in unrealized gain on financial instruments, before tax	27,481	14,851	(11,266)
Reclassification of realized loss on financial instruments to earnings, before tax	860	6,070	576
Change in unrealized loss on unfunded benefit obligations, before tax	26,223	52,832	(91,828)
Tax effect related to items of other comprehensive earnings (loss)	(18,918)	(30,640)	40,568
Total other comprehensive earnings (loss)	41,134	52,410	(64,613)

Total comprehensive earnings (loss)	$292,265	$(479,349)	$(470,723)

See Notes to Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended
(in thousands)	July 28, 2018	July 29, 2017	July 30, 2016

CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$251,131	$(531,759)	$(406,110)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	336,663	354,004	362,629
Impairment charges	—	510,736	466,155
Deferred income taxes	(468,583)	(171,152)	(102,841)
Payment-in-kind interest	41,755	16,599	—
Other	7,323	(3,244)	(11,945)
	168,289	175,184	307,888
Changes in operating assets and liabilities:
Merchandise inventories	39,880	(25,852)	29,046
Other current assets	17,680	(30,357)	(20,758)
Accounts payable and accrued liabilities	46,299	1,268	(43,877)
Deferred real estate credits	50,264	37,431	38,293
Funding of defined benefit pension plan	(25,200)	(10,700)	—
Net cash provided by operating activities	297,212	146,974	310,592

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(174,596)	(204,636)	(301,445)
Acquisition of MyTheresa	—	—	(896)
Net cash used for investing activities	(174,596)	(204,636)	(302,341)

CASH FLOWS - FINANCING ACTIVITIES
Borrowings under revolving credit facilities	1,087,915	889,000	555,000
Repayment of borrowings under revolving credit facilities	(1,191,915)	(791,000)	(520,000)
Repayment of borrowings under senior secured term loan facility	(29,426)	(29,426)	(29,426)
Payment of contingent earn-out obligation	—	(22,857)	(27,185)
Debt issuance costs paid	—	(5,359)	—
Repurchase of stock	(266)	—	—
Shares withheld for remittance of employee taxes	(332)	—	—
Net cash provided by (used for) financing activities	(134,024)	40,358	(21,611)

Effect of exchange rate changes on cash and cash equivalents	679	4,700	2,229

CASH AND CASH EQUIVALENTS
Decrease during the period	(10,729)	(12,604)	(11,131)
Beginning balance	49,239	61,843	72,974
Ending balance	$38,510	$49,239	$61,843

Supplemental Schedule of Cash Flow Information
Cash paid (received) during the period for:
Interest	$231,181	$286,746	$268,657
Income taxes	$263	$(42,264)	$(19,207)
Non-cash - investing and financing activities:
Property and equipment acquired through developer financing obligations	$13,077	$50,799	$46,124
Issuance of PIK Toggle Notes	$58,354	$—	$—
See Notes to Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONSOLIDATED STATEMENTS OF MEMBER EQUITY

(in thousands)	Member capital	Accumulated other comprehensive earnings (loss)	Retained earnings (deficit)	Total member equity

Balance at August 1, 2015	$1,584,106	$(51,228)	$(119,134)	$1,413,744
Stock option exercises and other	110	—	—	110
Comprehensive loss:
Net loss	—	—	(406,110)	(406,110)
Foreign currency translation adjustments, net of tax of ($381)	—	(2,282)	—	(2,282)
Adjustments for fluctuations in fair market value of financial instruments, net of tax of ($4,416)	—	(6,850)	—	(6,850)
Reclassification to earnings, net of tax of $226	—	350	—	350
Change in unfunded benefit obligations, net of tax of ($35,997)	—	(55,831)	—	(55,831)
Total comprehensive loss				(470,723)
Balance at July 30, 2016	1,584,216	(115,841)	(525,244)	943,131
Stock option exercises and other	2,870	—	—	2,870
Comprehensive loss:
Net loss	—	—	(531,759)	(531,759)
Foreign currency translation adjustments, net of tax of $1,729	—	7,568	—	7,568
Adjustments for fluctuations in fair market value of financial instruments, net of tax of $5,822	—	9,029	—	9,029
Reclassification to earnings, net of tax of $2,379	—	3,691	—	3,691
Change in unfunded benefit obligations, net of tax of $20,710	—	32,122	—	32,122
Total comprehensive loss				(479,349)
Balance at July 29, 2017	1,587,086	(63,431)	(1,057,003)	466,652
Stock option exercises and other	264	—	—	264
Comprehensive earnings:
Net earnings	—	—	251,131	251,131
Foreign currency translation adjustments, net of tax of $1,044	—	4,444	—	4,444
Adjustments for fluctuations in fair market value of financial instruments, net of tax of $9,058	—	18,423	—	18,423
Reclassification to earnings, net of tax of $424	—	436	—	436
Change in unfunded benefit obligations, net of tax of $8,392	—	17,831	—	17,831
Total comprehensive earnings				292,265
Balance at July 28, 2018	$1,587,350	$(22,297)	$(805,872)	$759,181

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

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks. All references to (i) fiscal year 2018 relate to the fifty-two weeks ended July 28, 2018, (ii) fiscal year 2017 relate to the fifty-two weeks ended July 29, 2017 and (iii) fiscal year 2016 relate to the fifty-two weeks ended July 30, 2016.

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

 Cash and Cash Equivalents.  Cash and cash equivalents primarily consist of cash on hand in our stores, deposits with banks and overnight investments with banks and financial institutions. Cash equivalents are stated at cost, which approximates fair value. Our cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable includes outstanding checks not yet presented for payment of $39.0 million at July 28, 2018 and $39.6 million at July 29, 2017.

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise. These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold. The amounts of vendor allowances we receive fluctuate based partially on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during fiscal years 2018, 2017 or 2016. We received vendor allowances of $79.1 million, or 1.6% of revenues, in fiscal year 2018, $83.6 million, or 1.8% of revenues, in fiscal year 2017 and $100.8 million, or 2.0% of revenues, in fiscal year 2016.

We obtain certain merchandise, primarily precious jewelry, on a consignment basis to expand our product assortment. Consignment merchandise held by us with a cost basis of $370.2 million at July 28, 2018 and $393.1 million at July 29, 2017 is not reflected in our Consolidated Balance Sheets.

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

2019	$94,958
2020	88,258
2021	82,285
2022	82,450
2023	81,295

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

 The assessment of the recoverability of the goodwill associated with our Neiman Marcus, Bergdorf Goodman and MyTheresa reporting units involves the comparison of the estimated enterprise fair value of each of our reporting units to its recorded carrying value.  We estimate the enterprise fair value based on discounted cash flow techniques (Level 3 determination of fair value).  Significant inputs to the valuation model include:

•	estimated future cash flows;

•	growth assumptions for future revenues as well as future gross margin rates, expense rates, capital expenditures and other estimates; and

•	rate used to discount our estimated future cash flow projections to their present value (or estimated fair value) based on our estimated weighted average cost of capital.
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

Prior to the adoption of new accounting guidance in the fourth quarter of fiscal year 2017, our assessment process involved a second step in which we allocated the enterprise fair value to the fair value of the reporting unit's net assets. Any enterprise value in excess of amounts allocated to such net assets represented the implied fair value of goodwill for that reporting unit. If the carrying value of goodwill for a reporting unit exceeded the implied fair value of goodwill, an impairment charge was recorded to write goodwill down to its fair value. The assessment performed in the fourth quarter of fiscal year 2016 was performed utilizing the two-step process. Based on this process, we determined that certain of our goodwill balances were impaired and recorded impairment charges aggregating $199.2 million in fiscal year 2016.

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

Leases.  We lease a significant portion of our retail stores and office facilities. Stores we own are often subject to ground leases.  The terms of our real estate leases, including renewal options, range from one to 130 years.  Most leases provide for fixed monthly minimum rentals or contingent rentals based upon sales in excess of stated amounts and normally require us to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs.  For operating leases that contain predetermined, fixed calculations of minimum rentals, we recognize rent expense on a straight-line basis over the lease term.  We recognize contingent rent expenses when it is probable that the sales thresholds will be reached during the year.

 We typically receive cash allowances from developers related to the construction of our stores.  We record these allowances as deferred real estate credits, which we recognize as a reduction of rent expense on a straight-line basis over the lease term beginning with the date we take possession of the leased asset.  We received construction allowances aggregating $50.3 million in fiscal year 2018, $37.4 million in fiscal year 2017 and $38.3 million in fiscal year 2016.

In some cases, a developer will construct a retail store to our requirements pursuant to a lease agreement between the developer and the Company. Typically, the lease agreement provides for the construction and financing of the store shell by the developer and our subsequent construction and financing of the interior finish-out of the store. Since we are involved in the construction of the leased store in these types of arrangements, we must consider the nature and extent of our involvement during the construction period which, in some cases, may result in us being deemed the accounting owner of the construction project. In such cases, ASC Topic 840, Leases, ("ASC Topic 840") requires that we record an asset for the developer's construction costs related to the store shell (included in construction in progress) and recognize an offsetting deferred financing obligation. Upon completion of the project, we perform a sale-leaseback analysis to determine if these assets and the related financing obligation can be derecognized from our Consolidated Balance Sheets. Included in construction-in-progress are capitalized costs incurred by a developer to construct the shell of a building that we will lease and operate as a retail store upon completion of construction of $110.0 million at July 28, 2018 and $96.9 million at July 29, 2017.

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

 Significant assumptions related to the calculation of our obligations include the discount rates used to calculate the present value of benefit obligations to be paid in the future, the expected long-term rate of return on assets held by the Pension Plan and the health care cost trend rate for the Postretirement Plan, as more fully described in Note 10.  We review these assumptions annually based upon currently available information, including information provided by our actuaries.

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

Delivery and processing revenues were $62.0 million in fiscal year 2018, $58.7 million in fiscal year 2017 and $50.6 million in fiscal year 2016.

Revenues are reduced when customers return goods previously purchased. We maintain reserves for anticipated sales returns primarily based on our historical trends related to returns by our customers. Our reserves for anticipated sales returns were $44.7 million at July 28, 2018 and $47.0 million at July 29, 2017.

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

We receive allowances from certain merchandise vendors in connection with compensation programs for employees who sell the vendors’ merchandise. These allowances are netted against the related compensation expenses that we incur. Amounts received from vendors related to compensation programs were $58.6 million, or 1.2% of revenues, in fiscal year 2018, $62.4 million, or 1.3% of revenues, in fiscal year 2017 and $70.3 million, or 1.4% of revenues, in fiscal year 2016.

Consistent with industry practice, we receive advertising allowances from certain of our merchandise vendors. Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media and digital media.  Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned.  Advertising allowances collected were approximately $45.6 million, or 0.9% of revenues, in fiscal year 2018, $50.1 million, or 1.1% of revenues, in fiscal year 2017 and $54.8 million, or 1.1% of revenues, in fiscal year 2016.

We incur costs to advertise and promote the merchandise assortment offered through our store and online operations.  We expense advertising costs for print media costs and promotional materials mailed to our customers at the time of mailing to the customer.  We amortize the costs of print catalogs during the periods we expect to generate revenues from such catalogs, generally three months. We expense the costs incurred to produce the photographic content on our websites, as well as website design and web marketing costs, as incurred.  Net marketing and advertising expenses were $225.3 million, or 4.6% of revenues, in fiscal year 2018, $200.3 million, or 4.3% of revenues, in fiscal year 2017 and $195.9 million, or 4.0% of revenues, in fiscal year 2016.

Stock Compensation.  At the date of grant, the stock option exercise price equals or exceeds the fair market value of Parent's common stock.  Because Parent is privately held and there is no public market for its common stock, the fair market value of Parent's common stock is determined by the Board of Directors of Parent (the "Parent Board") or the Compensation Committee, as applicable, at the time option grants are awarded.  The estimate of the fair market value of Parent's common stock utilizes both discounted cash flow techniques and the review of market data and involves assumptions regarding a number of complex and subjective variables. Significant inputs to the common stock valuation model include:

•	future revenue, cash flow and/or profitability projections;

•	growth assumptions for future revenues as well as future gross margin rates, expense rates, capital expenditures and other estimates;

•	rates used to discount the estimated cash flow projections to their present value (or estimated fair value) based on our estimated weighted average cost of capital;

•	recent transactions and valuation multiples for publicly held companies deemed similar to Parent;

•	economic conditions and other factors deemed material to the valuation process; and

•	valuations of Parent performed by third parties.

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

Gift Cards.  The gift cards sold to our customers have no stated expiration dates and, in some cases, are subject to actual and/or potential escheatment rights in various of the jurisdictions in which we operate.  Unredeemed gift cards were $43.0 million at July 28, 2018 and $45.5 million at July 29, 2017.

We recognized gift card breakage of $1.5 million in fiscal year 2018, $1.7 million in fiscal year 2017 and $1.3 million in fiscal year 2016 as a component of revenues.

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

In December 2017, the Tax Cuts and Jobs Act ("Tax Reform") was signed into law. Among numerous provisions included in the Tax Reform was the reduction of the corporate federal income tax rate from 35% to 21% effective January 1, 2018. As the effective date of the Tax Reform falls five months into our fiscal year, we are subject to a blended federal statutory rate of 26.9% in fiscal year 2018. In connection with our application of the new federal statutory rate, we have measured our long-term deferred income taxes at the new lower rate, which resulted in non-cash benefits aggregating $391.6 million in fiscal year 2018, as more fully described in Note 9.

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

Recent Accounting Pronouncements. In May 2014, the FASB issued guidance to clarify the principles for revenue recognition. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes previous revenue recognition guidance. While our evaluation of the impact of adopting this standard is ongoing, we believe the new guidance will impact (i) the income statement presentation related to sales returns, certain promotional programs and income from our credit card program and (ii) accelerate the recognition of online sales to the time of shipment versus delivery. We intend to adopt the revenue recognition requirements of this new guidance in the first quarter of fiscal year 2019 using the modified retrospective adoption method.

In May 2017, the FASB issued guidance to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The standard requires modification accounting only if changes in the terms or conditions result in changes of the fair value, the vesting conditions or the classification of the award as an equity instrument or a liability. This new guidance is effective for us as of the first quarter of fiscal year 2019 and will be applicable to any modification transactions subsequent to the effective date. We are currently evaluating the impact of adopting this new accounting guidance on our Consolidated Financial Statements.

In February 2016, the FASB issued guidance that requires a lessee to recognize assets and liabilities arising from leases on the balance sheet. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. Previous GAAP did not require lease assets and liabilities to be recognized for operating leases. Additionally, companies are permitted to make an accounting policy election not to recognize lease assets and liabilities for leases with a term of 12 months or less. For both finance leases and operating leases, the lease liability should be initially measured at the present value of the remaining contractual lease payments. In July 2018, the FASB amended the new leases standard to provide entities with an additional and optional transition method and to provide lessors with a practical expedient, whereby lessors may elect not to separate lease and non-lease components when certain conditions are met. We do not expect the recognition, measurement and presentation of expenses and cash flows arising from our operating leases to significantly change under this new guidance. However, we expect this adoption to lead to a material increase in the assets and liabilities recorded on our Consolidated Balance Sheets and an increase to our footnote disclosures related to leases. We are still evaluating the impact on our Consolidated Financial Statements. This new guidance is effective for us as of the first quarter of fiscal year 2020.

In August 2017, the FASB issued guidance to simplify how hedge accounting arrangements are accounted for and presented in the financial statements, including the assessment of hedge effectiveness. Under the new standard, all changes in the fair value of cash flow hedges included in the assessment of effectiveness will be recorded in other comprehensive earnings (loss) and reclassified to earnings in the same income statement line item when the hedged item affects earnings. This new guidance is effective for us as of the first quarter of fiscal year 2020. We are currently evaluating the impact of adopting this new accounting guidance on our Consolidated Financial Statements.

In February 2018, the FASB issued guidance which allows a reclassification from accumulated other comprehensive loss to retained earnings for certain stranded tax effects resulting from the Tax Reform. The new guidance may be applied either in the period of adoption or retrospectively to each period in which the effect of the Tax Reform is recognized. Upon adoption, the standard requires disclosures regarding the company's accounting policy for releasing the tax effects in accumulated other comprehensive loss. This new guidance is effective for us as of the first quarter of fiscal year 2020. Early adoption is permitted. We are currently evaluating the impact of adopting this new accounting guidance on our Consolidated Financial Statements.

In June 2018, the FASB issued guidance to align accounting for non-employee share-based payment transactions with the guidance for share-based payments to employees. Under the new standard, the measurement of equity-classified non-employee awards will be fixed at the grant date. Additionally, non-public entities can account for non-employee awards using certain practical expedients that are already available for employee awards. This new guidance is effective for us as of the first quarter of fiscal year 2020. Early adoption is permitted. We are currently evaluating the impact of adopting this new accounting guidance on our Consolidated Financial Statements.

NOTE 2. FAIR VALUE MEASUREMENTS

The following table shows the Company’s financial asset and liability that are required to be measured at fair value on a recurring basis in our Consolidated Balance Sheets:

(in thousands)	Fair Value Hierarchy	July 28, 2018	July 29, 2017

Asset:
Interest rate swaps (included in other long-term assets)	Level 2	$35,649	$3,628

Liability:
Stock-based award liability (included in other long-term liabilities)	Level 3	8,807	1,344

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

The carrying values of cash and cash equivalents, credit card receivables and accounts payable approximate fair value due to their short-term nature.  We determine the fair value of our long-term debt on a non-recurring basis, which results are summarized as follows:

		July 28, 2018		July 29, 2017
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Asset-Based Revolving Credit Facility	Level 2	$159,000	$159,000	$263,000	$263,000
mytheresa.com Credit Facilities	Level 2	—	—	—	—
Senior Secured Term Loan Facility	Level 2	2,810,207	2,492,316	2,839,633	2,113,766
Cash Pay Notes	Level 2	960,000	609,302	960,000	532,253
PIK Toggle Notes	Level 2	658,354	420,997	600,000	297,000
2028 Debentures	Level 2	122,890	103,570	122,677	87,490

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

NOTE 3.  PROPERTY AND EQUIPMENT, NET

The significant components of our net property and equipment are as follows:

(in thousands)	July 28, 2018	July 29, 2017

Land, buildings and improvements	$1,274,399	$1,280,214
Fixtures and equipment	960,094	914,489
Construction in progress	264,821	145,108
	2,499,314	2,339,811
Less: accumulated depreciation	929,410	752,850
Property and equipment, net	$1,569,904	$1,586,961

Included in construction in progress are $110.0 million at July 28, 2018 and $96.9 million at July 29, 2017 of capitalized costs incurred by a developer to construct the shell of a building that we will lease and operate as a retail store upon completion of construction. We are deemed to be the owner of the building shell for accounting purposes and are therefore required to recognize as asset for a developer's construction costs related to the store shell and an offsetting deferred financing obligation.

NOTE 4.  INTANGIBLE ASSETS, NET AND GOODWILL

The significant components of our intangible assets and goodwill are as follows:

(in thousands)	Favorable Lease Commitments	Other Definite-lived Intangible Assets	Tradenames	Goodwill

Balance at July 30, 2016	$985,534	$451,722	$1,807,246	$2,072,818
Amortization	(53,262)	(50,769)	—	—
Impairment of goodwill and intangible assets	(1,687)	—	(309,744)	(196,164)
Foreign currency translation adjustment	—	128	2,248	4,240
Balance at July 29, 2017	$930,585	$401,081	$1,499,750	$1,880,894
Amortization	(51,046)	(46,685)	—	—
Write-offs related to store closures and other	(105)	—	—	—
Foreign currency translation adjustment	—	146	1,577	2,975
Balance at July 28, 2018	$879,434	$354,542	$1,501,327	$1,883,869

Total accumulated amortization at July 28, 2018	$248,846	$346,387

NOTE 5. IMPAIRMENT CHARGES

Based upon our assessment of economic conditions, our expectations of future business conditions and trends, our projected revenues, earnings, and cash flows as well as other market factors such as the weighted average cost of capital and valuation multiples, we determined that impairment charges were required to state certain of our intangible and long-lived assets to their estimated fair value in fiscal years 2017 and 2016 as follows:

	Fiscal year ended
(in thousands)	July 29, 2017	July 30, 2016

Tradenames	$309,744	$228,877
Goodwill	196,164	199,218
Property and equipment	3,141	25,426
Other definite-lived intangible assets	1,687	12,634
Total	$510,736	$466,155

We recorded impairment charges aggregating $466.2 million in fiscal year 2016. These impairment charges were driven primarily by (i) revisions to our anticipated future operating trends in light of adverse economic and business trends existing as of the end of fiscal year 2016 and (ii) to a lesser extent, increases in the weighted average cost of capital used in estimating the fair value of our tradenames and reporting units under a discounted cash flow model. These impairments related to certain of our tradenames, goodwill and long-lived assets primarily associated with our Neiman Marcus brand. Our assessment in fiscal year 2016 was performed prior to the adoption of new accounting guidance issued in January 2017 related to the testing of goodwill for impairment and utilized a second step wherein we allocated the enterprise fair value to the fair value of the reporting unit's net assets to determine the writedown of goodwill.

We recorded impairment charges aggregating $510.7 million in fiscal year 2017. These impairment charges were driven both by (i) changes in market conditions related to increases in the weighted average cost of capital and valuation multiples and (ii) further deterioration of operating trends during such periods. In fiscal year 2017, we recorded impairment charges of $153.8 million in the second quarter and $357.0 million in the fourth quarter. These impairment charges related to certain of our tradenames, goodwill and long-lived assets primarily associated with our Neiman Marcus and Bergdorf Goodman brands. Our assessment in fiscal year 2017 was performed subsequent to the adoption of the new accounting guidance issued in January 2017 related to the testing of goodwill for impairment.

We continue to undertake initiatives to help drive revenues and streamline business activities and will continue to closely monitor our financial condition and results of operations. However, there is a risk that future economic conditions and operating pressures could increase the risk of additional impairment charges in future periods.

NOTE 6.  ACCRUED LIABILITIES

The significant components of accrued liabilities are as follows:

(in thousands)	July 28, 2018	July 29, 2017

Accrued salaries and related liabilities	$84,347	$64,508
Amounts due customers	137,918	141,590
Self-insurance reserves	39,506	36,545
Interest payable	50,848	31,935
Sales returns reserves	44,674	47,006
Sales taxes payable	30,671	28,811
Other	123,325	106,542
Total	$511,289	$456,937

NOTE 7.  LONG-TERM DEBT

The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	July 28, 2018	July 29, 2017

Asset-Based Revolving Credit Facility	variable	$159,000	$263,000
mytheresa.com Credit Facilities	variable	—	—
Senior Secured Term Loan Facility	variable	2,810,207	2,839,633
Cash Pay Notes	8.00%	960,000	960,000
PIK Toggle Notes	8.75%/9.50%	658,354	600,000
2028 Debentures	7.125%	122,890	122,677
Total debt		4,710,451	4,785,310
Less: current portion of Senior Secured Term Loan Facility		(29,426)	(29,426)
Less: unamortized debt issuance costs		(57,873)	(80,344)
Long-term debt, net of debt issuance costs		$4,623,152	$4,675,540

Asset-Based Revolving Credit Facility.  At July 28, 2018, we have an Asset-Based Revolving Credit Facility with a maximum committed borrowing capacity of $900.0 million. The Asset-Based Revolving Credit Facility matures on July 25, 2021 (or July 25, 2020 if our obligations under our Senior Secured Term Loan Facility or any permitted refinancing thereof have not been repaid or the maturity date thereof has not been extended to October 25, 2021 or later).  At July 28, 2018, we had outstanding borrowings of $159.0 million under this facility, outstanding letters of credit of $1.8 million and unused commitments of $700.6 million, subject to a borrowing base, of which $90.0 million of such capacity is available to us subject to certain restrictions as more fully described below.

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

At July 28, 2018, borrowings under the Asset-Based Revolving Credit Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Deutsche Bank AG New York Branch (the administrative agent), (2) the federal funds effective rate plus ½ of 1.00% and (3) the adjusted one-month LIBOR plus 1.00% or (b) LIBOR, subject to certain adjustments, in each case plus an applicable margin of 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings at July 28, 2018.  The applicable margin is based on the average historical excess availability under the Asset-Based Revolving Credit Facility, and is up to 1.00% with respect to base rate borrowings and up to 2.00% with respect to LIBOR borrowings, in each case with one 0.25% step down based on achievement and maintenance of a certain senior secured first lien net leverage ratio (as defined in the credit agreement governing the Asset-Based Revolving Credit Facility). The weighted average interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 4.06% at July 28, 2018. In addition, we are required to pay a commitment fee in respect of unused commitments at a rate of up to 0.375% per annum.  We must also pay customary letter of credit fees and agency fees.

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

The Asset-Based Revolving Credit Facility is guaranteed by Holdings and each of our current and future direct and indirect wholly owned subsidiaries (subsidiary guarantors) other than (a) unrestricted subsidiaries, (b) certain immaterial subsidiaries, (c) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (d) certain holding companies of foreign subsidiaries, (e) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (f) any subsidiary that is prohibited by applicable law or contractual obligation from acting as a guarantor or which would require governmental approval to provide a guarantee. At July 28, 2018, the assets of non-guarantor subsidiaries, primarily (i) NMG Germany GmbH, through which we conduct the operations of MyTheresa, (ii) NMG International LLC, a holding company with respect to our foreign operations and (iii) Nancy Holdings LLC, which holds legal title to certain real property used by us in conducting our operations, aggregated $442.8 million, or 5.9% of consolidated total assets. All obligations under the Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions described below, by substantially all of the assets of Holdings, the Company and the subsidiary guarantors, including:

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

Mytheresa.com Credit Facilities. Our subsidiary mytheresa.com GmbH, through which we operate mytheresa.com, is party to two credit facility agreements (the "mytheresa.com Credit Facilities"). The first facility, as amended on July 24, 2018, is a revolving credit line for up to €15.0 million in availability and bears interest at a fixed rate of 2.39% (until further notice) for any loan drawn under the overdraft facility and at rates to be agreed on a case-by-case basis for money market loans and guarantees. The second facility, as amended on July 23, 2018, is a revolving credit line for up to €8.5 million in availability and bears interest at a fixed rate of 2.25% (until further notice) for any loan drawn under the overdraft facility and at rates to be agreed on a case-by-case basis for any other loans.

Both facilities are secured by certain inventory held by mytheresa.com GmbH and certain contractual claims. The facilities are not guaranteed by and are non-recourse to us or any of our U.S. subsidiaries or affiliates. Each facility contains restrictive covenants prohibiting mytheresa.com GmbH from distributing or making available loan proceeds to any affiliates including us or any of our other subsidiaries and requiring mytheresa.com GmbH to maintain a minimum economic equity ratio. The agreements also contain usual and customary events of default, the occurrence of which may result in all outstanding amounts under the facility agreements becoming due and payable immediately. There is no scheduled amortization under either facility and neither facility has a specified maturity date. However, each lender may terminate its respective facility at any time provided that mytheresa.com GmbH is given a customary reasonable opportunity to secure alternative financing.
As of July 28, 2018, mytheresa.com GmbH had no outstanding borrowings, guarantees of $1.4 million, or €1.2 million, and unused commitments of $26.0 million, or €22.3 million.

Senior Secured Term Loan Facility.  We have a credit agreement and related security and other agreements for the $2,950.0 million Senior Secured Term Loan Facility. At July 28, 2018, the outstanding balance under the Senior Secured Term Loan Facility was $2,810.2 million. The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

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

At July 28, 2018, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Credit Suisse AG (the administrative agent), (2) the federal funds effective rate plus ½ of 1.00% and (3) the adjusted one-month LIBOR plus 1.00%, or (b) an adjusted LIBOR (for a period equal to the relevant interest period, and in any event, never less than 1.00%), subject to certain adjustments, in each case plus an applicable margin.  The applicable margin is up to 2.25% with respect to base rate borrowings and up to 3.25% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on our senior secured first lien net leverage ratio.  The applicable margin with respect to outstanding LIBOR borrowings was 3.25% at July 28, 2018.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 5.34% at July 28, 2018.

Subject to certain exceptions and reinvestment rights, the Senior Secured Term Loan Facility requires that 100% of the net cash proceeds from certain asset sales and debt issuances and 50% (which percentage will be reduced to 25% if our senior secured first lien net leverage ratio, as defined in the credit agreement governing the Senior Secured Term Loan Facility, is equal to or less than 4.0 to 1.0 but greater than 3.5 to 1.0 and will be reduced to 0% if our senior secured first lien net leverage ratio is equal to or less than 3.5 to 1.0) from excess cash flow, as defined in the credit agreement governing the Senior Secured Term Loan Facility, for each of our fiscal years (commencing with the period ended July 26, 2015) must be used to prepay outstanding term loans under the Senior Secured Term Loan Facility at 100% of the principal amount to be prepaid, plus accrued and unpaid interest. We were not required to prepay any outstanding term loans pursuant to the annual excess cash flow requirements for fiscal years 2018 and 2017.

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

The Senior Secured Term Loan Facility is guaranteed by Holdings and each of our current and future subsidiary guarantors other than (a) unrestricted subsidiaries, (b) certain immaterial subsidiaries, (c) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (d) certain holding companies of foreign subsidiaries, (e) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (f) any subsidiary that is prohibited by applicable law or contractual obligation from acting as a guarantor or which would require governmental approval to provide a guarantee. At July 28, 2018, the assets of non-guarantor subsidiaries, primarily (i) NMG Germany GmbH, through which we conduct the operations of MyTheresa, (ii) NMG International LLC, a holding company with respect to our foreign operations and (iii) Nancy Holdings LLC, which holds legal title to certain real property used by us in conducting our operations, aggregated $442.8 million, or 5.9% of consolidated total assets. All obligations under the Senior Secured Term Loan Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions described below, by substantially all of the assets of Holdings, the Company and the subsidiary guarantors, including:

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

Cash Pay Notes.  The Company, along with Mariposa Borrower, Inc. as co-issuer, incurred indebtedness in the form of $960.0 million aggregate principal amount of 8.00% Senior Cash Pay Notes due 2021. Interest on the Cash Pay Notes is payable semi-annually in arrears on each April 15 and October 15.  The Cash Pay Notes are guaranteed by the same entities that guarantee the Senior Secured Term Loan Facility, other than Holdings.  The Cash Pay Notes are unsecured and the guarantees are full and unconditional.  At July 28, 2018, the redemption price at which we may redeem the Cash Pay Notes, in whole or in part, as set forth in the indenture governing the Cash Pay Notes, was 104.000%. The Cash Pay Notes mature on October 15, 2021.

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

PIK Toggle Notes.  The Company, along with Mariposa Borrower, Inc. as co-issuer, incurred indebtedness in the form of $600.0 million aggregate principal amount of 8.75%/9.50% Senior PIK Toggle Notes due 2021. At July 28, 2018, the outstanding balance under the PIK Toggle Notes was $658.4 million. The PIK Toggle Notes are guaranteed by the same entities that guarantee the Senior Secured Term Loan Facility, other than Holdings. The PIK Toggle Notes are unsecured and the guarantees are full and unconditional. At July 28, 2018, the redemption price at which we may redeem the PIK Toggle Notes, in whole or in part, as set forth in the indenture governing the PIK Toggle Notes, was 104.375%. The PIK Toggle Notes mature on October 15, 2021.

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

2028 Debentures.  NMG has outstanding $125.0 million aggregate principal amount of our 7.125% Senior Debentures due 2028.  The 2028 Debentures are secured by a first lien security interest on certain collateral subject to liens granted under the Senior Secured Credit Facilities constituting (a) (1) 100% of the capital stock of certain of NMG’s existing and future domestic subsidiaries, and (2) 100% of the non-voting stock and 65% of the voting stock of certain of NMG’s existing and future foreign subsidiaries and (b) the real property that constitutes collateral under the Senior Secured Credit Facilities, in each case, pursuant to the terms of the indenture governing the 2028 Debentures. The 2028 Debentures contain covenants that restrict NMG’s ability to create liens and enter into sale and lease back transactions.  The collateral securing the 2028 Debentures will be released upon the release of liens on such collateral under the Senior Secured Credit Facilities and any other debt (other than the 2028 Debentures) secured by such collateral.  Capital stock and other securities of a subsidiary of NMG that are owned by NMG or any subsidiary will not constitute collateral under the 2028 Debentures to the extent such property does not constitute collateral under the Senior Secured Credit Facilities as described above.  The 2028 Debentures are guaranteed on an unsecured, senior basis by the Company.  The guarantee is full and unconditional.  The guarantee of the 2028 Debentures is subject to automatic release if the requirements for legal defeasance or covenant defeasance of the 2028 Debentures are satisfied, or if NMG’s obligations under the indenture governing the 2028 Debentures are discharged.  The 2028 Debentures are not guaranteed by any of NMG's subsidiaries. At July 28, 2018, our subsidiaries consisted principally of (i) Bergdorf Goodman, Inc., through which we conduct the operations of our Bergdorf Goodman stores, (ii) NM Nevada Trust, which holds legal title to certain real property and intangible assets used by us in conducting our operations, (iii) NMG Germany GmbH, through which we conduct the operations of MyTheresa, (iv) NMG International LLC, a holding company with respect to our foreign operations and (v) Nancy Holdings LLC, which holds legal title to certain real property used by us in conducting our operations. The 2028 Debentures include certain restrictive covenants and a cross-acceleration provision in respect of any other indebtedness that has an aggregate principal amount exceeding $15.0 million.  The 2028 Debentures mature on June 1, 2028.
Maturities of Long-term Debt.  At July 28, 2018, annual maturities of long-term debt during the next five fiscal years and thereafter are as follows (in millions):

2019	$29.4
2020	29.4
2021	2,910.4
2022	1,618.4
2023	—
Thereafter	122.9

The previous table does not reflect future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

Interest Expense, net. The significant components of interest expense are as follows:

	Fiscal year ended
(in thousands)	July 28, 2018	July 29, 2017	July 30, 2016

Asset-Based Revolving Credit Facility	$6,395	$7,022	$3,104
mytheresa.com Credit Facilities	105	58	23
Senior Secured Term Loan Facility	138,030	130,129	124,775
Cash Pay Notes	76,800	76,800	76,800
PIK Toggle Notes	58,536	53,810	52,500
2028 Debentures	8,906	8,906	8,906
Amortization of debt issue costs	24,480	24,510	24,572
Capitalized interest	(8,067)	(6,270)	(7,298)
Other, net	2,256	703	2,214
Interest expense, net	$307,441	$295,668	$285,596

NOTE 8.  DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps. At July 28, 2018, we had outstanding floating rate debt obligations of $2,969.2 million. In April and June of 2016, we entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,400.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness. These swap agreements hedge a portion of our contractual floating rate interest commitments related to our Senior Secured Term Loan Facility from December 2016 to October 2020. As a result of the April 2016 swap agreements, our effective interest rate as to $700.0 million of floating rate indebtedness will be fixed at 4.9120% from December 2016 through October 2020. As a result of the June 2016 swap agreements, our effective interest rate as to an additional $700.0 million of floating rate indebtedness will be fixed at 4.7395% from December 2016 to October 2020. The fair value of our interest rate swap agreements was a gain of $35.6 million at July 28, 2018 and $3.6 million at July 29, 2017, which amounts were included in other long-term assets. The interest rate swap agreements expire in October 2020.

We designated the interest rate swaps as cash flow hedges. As cash flow hedges, unrealized gains on our outstanding interest rate swaps are recognized as assets while unrealized losses are recognized as liabilities. Our interest rate swap agreements are highly, but not perfectly, correlated to the changes in interest rates to which we are exposed. As a result, unrealized gains and losses on our interest rate swap agreements are designated as effective or ineffective. The effective portion of such gains or losses will be recorded as a component of other comprehensive earnings (loss) while the ineffective portion of such gains or losses will be recorded as a component of interest expense.

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

A summary of the recorded amounts related to our interest rate swaps and interest rate caps reflected in our Consolidated Statements of Operations is as follows:

	Fiscal year ended
(in thousands)	July 28, 2018	July 29, 2017	July 30, 2016

Realized hedging losses related to interest rate swaps – included in net interest expense	$860	$4,646	$—
Realized hedging losses related to interest rate caps – included in net interest expense	—	1,424	576
Total	$860	$6,070	$576

The amount of net gains recorded in accumulated other comprehensive loss at July 28, 2018 that is expected to be reclassified into interest expense in the next 12 months, if interest rates remain unchanged, is approximately $12.1 million.

NOTE 9.  INCOME TAXES

The significant components of income tax benefit are as follows:

	Fiscal year ended
(in thousands)	July 28, 2018	July 29, 2017	July 30, 2016

Current:
Federal	$(2,664)	$(38,337)	$(36,557)
State	6,346	(8,567)	(7,691)
Foreign	2,836	926	5,948
	6,518	(45,978)	(38,300)
Deferred:
Federal	(441,782)	(148,359)	(78,804)
State	(25,265)	(22,357)	(18,189)
Foreign	(1,536)	(436)	(5,848)
	(468,583)	(171,152)	(102,841)
Income tax benefit	$(462,065)	$(217,130)	$(141,141)

The significant components of earnings (loss) before income taxes are as follows:

	Fiscal year ended
(in thousands)	July 28, 2018	July 29, 2017	July 30, 2016

United States	$(220,014)	$(752,705)	$(542,310)
Foreign	9,080	3,816	(4,941)
Loss before income taxes	$(210,934)	$(748,889)	$(547,251)

A reconciliation of income tax expense (benefit) to the amount calculated based on the federal and state statutory rates is as follows:

	Fiscal year ended
(in thousands)	July 28, 2018	July 29, 2017	July 30, 2016

Income tax benefit at statutory rate	$(56,741)	$(262,111)	$(191,538)
Impact of Tax Reform	(391,558)	—	—
State income taxes, net of federal income tax benefit	(9,752)	(21,132)	(15,480)
Impact of non-deductible expenses, including goodwill impairment	(1,765)	64,875	64,372
Tax benefit related to tax settlements and other changes in tax liabilities	(130)	(2,022)	(554)
Other	(2,119)	3,260	2,059
Total	$(462,065)	$(217,130)	$(141,141)
Effective tax rate	219.1%	29.0%	25.8%

Included in the income tax benefit recognized in fiscal year 2018 is the impact of the Tax Cuts and Jobs Act ("Tax Reform"), which was signed into law on December 22, 2017. Among numerous provisions included in the Tax Reform was the reduction of the corporate federal income tax rate from 35% to 21% effective January 1, 2018. As the effective date of the Tax Reform falls five months into our fiscal year, we are subject to a blended federal statutory rate of 26.9% in fiscal year 2018. In connection with our application of the new federal statutory rate, we have measured our long-term deferred income taxes at the new lower rate, which resulted in non-cash benefits aggregating $391.6 million in fiscal year 2018.

We have and intend to continue to reinvest all earnings generated by our foreign operations outside of the U.S. As such, no provision for federal or state income taxes is required as of July 28, 2018. If our intentions change or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings and our effective tax rate would increase. Determination of the unrecognized deferred tax liability that would be incurred if such amounts were repatriated, if any, is not practicable because the calculation is complex and subject to significant volatility.

Excluding the impact of the Tax Reform, our effective income tax rate of 33.4% on the loss for fiscal year 2018 exceeded the blended federal statutory rate of 26.9% due primarily to state and foreign income taxes.

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

Significant components of our net deferred income tax asset (liability) are as follows:

(in thousands)	July 28, 2018	July 29, 2017

Deferred income tax assets:
Accruals and reserves	$28,415	$34,727
Employee benefits	111,312	179,565
Inventory	4,929	—
Other	69,397	72,882
Total deferred tax assets	$214,053	$287,174

Deferred income tax liabilities:
Inventory	$—	$(13,264)
Depreciation and amortization	(204,524)	(322,184)
Intangible assets	(694,483)	(1,083,459)
Other	(22,600)	(25,100)
Total deferred tax liabilities	(921,607)	(1,444,007)
Net deferred income tax liability	$(707,554)	$(1,156,833)

The net deferred tax liability of $707.6 million at July 28, 2018 decreased from $1,156.8 million at July 29, 2017.  This decrease of $449.2 million was comprised primarily of (i) $391.6 million decrease due to remeasurement of deferred income taxes at the new lower federal statutory rate enacted as a result of Tax Reform and (ii) $43.1 million decrease in deferred tax liabilities related to intangible assets and depreciation and amortization.

At July 28, 2018, the Company has gross U.S. federal net operating loss ("NOL") carryforwards of $85.0 million and credit carryforwards of $7.8 million. Gross state NOLs are $32.8 million and state credit carryforwards are $1.6 million. The federal NOLs and credit carryforwards will expire in 2037 while the state NOLs and credit carryforwards will expire beginning in 2021 through 2038, if not utilized. Subsequent to the enactment of Tax Reform, carryovers for losses generated after fiscal year 2017 are not subject to expiration. All NOLs are expected to be used prior to the end of the carryforward period. A gross net operating loss of $11.1 million exists in the foreign jurisdiction of Luxembourg. A full valuation allowance has been set up against the Luxembourg NOL.

The Company assesses whether deferred tax assets should be recognized based upon the consideration of both positive and negative evidence. Although realization is not assured, the Company believes that the realization of the recognized deferred tax assets is more likely than not based on expectations of future taxable income.

At July 28, 2018, the gross amount of unrecognized tax benefits was $1.3 million ($1.0 million of which would impact our effective tax rate, if recognized). We classify interest and penalties as a component of income tax expense (benefit) and our liability for accrued interest and penalties was $0.3 million at July 28, 2018 and $0.4 million at July 29, 2017. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(in thousands)	July 28, 2018	July 29, 2017

Balance at beginning of fiscal year	$2,189	$3,661
Gross amount of decreases for prior year tax positions	(879)	(3,005)
Gross amount of increases for current year tax positions	—	1,533
Balance at end of fiscal year	$1,310	$2,189

We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Internal Revenue Service ("IRS") finalized its audits of our fiscal year 2012 and short-year 2013 (prior to the Acquisition) federal income tax returns and is conducting an audit of our short-year 2014 (subsequent to the Acquisition) and fiscal year 2015 returns. With respect to state, local and foreign jurisdictions, with limited exceptions, we are no longer subject to income tax audits for fiscal years before 2014.  We believe our recorded tax liabilities as of July 28, 2018 are sufficient to cover any potential assessments made by the IRS or other taxing authorities and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances.  We believe it is reasonably possible that adjustments to the amounts of our unrecognized tax benefits could occur within the next 12 months as a result of settlements with tax authorities or expiration of statutes of limitations.  At this time, we do not believe such adjustments will have a material impact on our Consolidated Financial Statements.

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

NOTE 10.  EMPLOYEE BENEFIT PLANS

Description of Benefit Plans.  We currently maintain defined contribution plans consisting of a retirement savings plan ("RSP") and a defined contribution supplemental executive retirement plan ("Defined Contribution SERP Plan").  As of January 1, 2011, employees may make pretax contributions to the RSP and we match an employee’s contribution up to a maximum of 6% of the employee’s compensation subject to statutory limitations for a potential maximum match of 75% of employee contributions.  We also sponsor an unfunded key employee deferred compensation plan, which provides certain employees with additional benefits.  Our aggregate expense related to these plans was approximately $27.9 million in fiscal year 2018, $27.7 million in fiscal year 2017 and $28.0 million in fiscal year 2016.

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

Our obligations for employee benefit plans, included in other long-term liabilities, are as follows:

(in thousands)	July 28, 2018	July 29, 2017
Pension Plan:
Projected benefit obligation	$584,769	$620,900
Less: Plan assets	(381,949)	(380,163)
Pension Plan, net	202,820	240,737

SERP Plan	98,814	112,739
Postretirement Plan	2,935	6,916
	304,569	360,392
Less: current portion	(6,441)	(7,803)
Long-term portion of benefit obligations	$298,128	$352,589

Benefit Obligations.  Our obligations for the Pension Plan, SERP Plan and Postretirement Plan are valued as of the end of each fiscal year.  Changes in our obligations pursuant to our Pension Plan, SERP Plan and Postretirement Plan during fiscal years 2018 and 2017 are as follows:

	Pension Plan		SERP Plan		Postretirement Plan
	Fiscal years		Fiscal years		Fiscal years
(in thousands)	2018	2017	2018	2017	2018	2017

Projected benefit obligations:
Beginning of year	$620,900	$683,493	$112,739	$118,484	$6,916	$8,600
Service cost	—	—	—	—	1	1
Interest cost	19,894	19,479	3,377	3,134	204	219
Actuarial gain	(28,657)	(56,329)	(11,778)	(3,270)	(3,459)	(1,006)
Benefits paid, net	(27,368)	(25,743)	(5,524)	(5,609)	(727)	(898)
End of year	$584,769	$620,900	$98,814	$112,739	$2,935	$6,916

Cost of Benefits.  The components of the expenses (income) we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Fiscal year ended
(in thousands)	July 28, 2018	July 29, 2017	July 30, 2016

Pension Plan:
Interest cost	$19,894	$19,479	$21,716
Expected return on plan assets	(21,585)	(21,323)	(23,229)
Net amortization of losses	680	2,653	—
Pension Plan (income) expense	$(1,011)	$809	$(1,513)

SERP Plan:
Interest cost	$3,377	$3,134	$3,569
Net amortization of losses	—	93	—
SERP Plan expense	$3,377	$3,227	$3,569

Postretirement Plan:
Service cost	$1	$1	$3
Interest cost	204	219	285
Net amortization of gains	(720)	(585)	(582)
Postretirement Plan income	$(515)	$(365)	$(294)

For purposes of determining pension expense, the expected return on plan assets is calculated using the market related value of plan assets.  The market related value of plan assets does not immediately recognize realized gains and losses.  Rather, these effects of realized gains and losses are deferred initially and amortized over three years in the determination of the market related value of plan assets.  At July 28, 2018, the market related value of plan assets exceeded the fair value by $17.4 million.

Actuarial Loss (Gain). Our projected benefit obligation is adjusted at the end of each fiscal year based upon updated assumptions as to discount rates (as further described below), differences between the actual and expected earnings on our Pension Plan assets, mortality assumptions and other factors. In fiscal year 2018, we decreased our obligations for our employee benefit plans for actuarial gains of $43.9 million ($29.4 million net of taxes) primarily as a result of increases in applicable discount rates.

Expected Benefit Payments. A summary of expected benefit payments related to our Pension Plan, SERP Plan and Postretirement Plan is as follows:

	Pension	SERP	Postretirement
(in thousands)	Plan	Plan	Plan

Fiscal year 2019	$30,023	$6,088	$353
Fiscal year 2020	31,203	6,196	302
Fiscal year 2021	32,355	6,298	308
Fiscal year 2022	33,382	6,516	274
Fiscal year 2023	34,279	6,669	267
Fiscal years 2024-2028	181,570	33,346	1,027

Pension Plan Assets and Investment Valuations. Changes in the assets held by our Pension Plan in fiscal years 2018 and 2017 are as follows:

	Fiscal years
(in thousands)	2018	2017

Fair value of assets at beginning of year	$380,163	$383,817
Actual return on assets	3,954	11,389
Benefits paid	(27,368)	(25,743)
Contributions	25,200	10,700
Fair value of assets at end of year	$381,949	$380,163

The Pension Plan’s investments are stated at fair value or estimated fair value, as more fully described below.  Purchases and sales of securities are recorded on the trade date.  Interest income is recorded on the accrual basis.  Dividends are recorded on the ex-dividend date.

Assets held by our Pension Plan are invested in accordance with the provisions of our approved investment policy.  The Pension Plan’s strategic asset allocation was structured to reduce volatility through diversification and enhance return to approximate the amounts and timing of the expected benefit payments.  The asset allocation for our Pension Plan at the end of fiscal years 2018 and 2017 and the target allocation for fiscal year 2019, by asset category, are as follows:

	Pension Plan
		Allocation at	Allocation at
	Target Allocation	July 31, 2018	July 31, 2017

Equity securities	60%	60%	60%
Fixed income securities	40%	40%	40%
Total	100%	100%	100%

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

Hedge funds and limited partnership interests are redeemable at net asset value to the extent provided in the documentation governing the investments.  Redemption of these investments may be subject to restrictions including lock-up periods where no redemptions are allowed, restrictions on redemption frequency and advance notice periods for redemptions.  As of July 28, 2018, certain of these investments were subject to restrictions on redemption frequency, ranging from daily to every three years and certain of these investments are subject to advance notice requirements, ranging from three-day notification to 180-day notification.

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

The following tables set forth by level, within the fair value hierarchy, the Pension Plan’s assets at fair value as of July 28, 2018 and July 29, 2017.

	July 28, 2018
(in thousands)	Level 1	Level 2	Level 3	Total

Corporate debt securities	$—	$70,940	$—	$70,940
Mutual funds	9,640	—	—	9,640
U.S. government securities	69,966	—	—	69,966
Other	—	1,310	—	1,310
	$79,606	$72,250	$—

Investments measured at net asset value:
Common/collective trusts				137,324
Hedge funds				90,282
Limited partnership interests				2,487

Total investments at fair value				$381,949

	July 29, 2017
(in thousands)	Level 1	Level 2	Level 3	Total

Corporate debt securities	$—	$102,013	$—	$102,013
Mutual funds	22,096	—	—	22,096
U.S. government securities	26,041	—	—	26,041
Other	—	2,679	—	2,679
	$48,137	$104,692	$—

Investments measured at net asset value:
Common/collective trusts				66,156
Hedge funds				157,486
Limited partnership interests				3,692

Total investments at fair value				$380,163

Funding Policy and Status.  Our policy is to fund the Pension Plan at or above the minimum level required by law. We were required to make contributions to the Pension Plan of $25.2 million in fiscal year 2018 and $10.7 million in fiscal year 2017. As of July 28, 2018, we believe we will be required to contribute $27.6 million to the Pension Plan in fiscal year 2019.

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

	July 31, 2018	July 31, 2017	July 31, 2016

Pension Plan:
Discount rate	4.19%	3.80%	3.44%
Expected long-term rate of return on plan assets	5.50%	5.50%	5.50%
SERP Plan:
Discount rate	4.16%	3.69%	3.30%
Postretirement Plan:
Discount rate	4.03%	3.71%	3.33%
Initial health care cost trend rate	8.00%	8.50%	7.50%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%

Discount Rate.  The assumed discount rate utilized is based on a spot rate methodology in the estimation of the interest cost component of net periodic benefit cost, which uses the individual spot rates along the yield curve corresponding to benefit payments. The discount rate is utilized principally in calculating the present values of our benefit obligations and related expenses.

Expected Long-Term Rate of Return on Plan Assets.  The assumed expected long-term rate of return on assets is the weighted average rate of earnings, net of investment and administrative expenses, expected on the funds invested or to be invested by the Pension Plan to provide for the plan’s obligations.  At July 28, 2018, the expected long-term rate of return on plan assets was 5.50%.  We estimate the expected average long-term rate of return on assets based on historical returns, our future asset performance expectations using currently available market and other data and the advice of our outside actuaries and advisors.  To the extent the actual rate of return on assets realized over the course of a year is greater than the assumed rate, that year’s annual pension expense is not affected.  Rather, this gain reduces future pension expense over a period of approximately 21 years.  To the extent the actual rate of return on assets is less than the assumed rate, that year’s annual pension expense is likewise not affected.  Rather, this loss increases pension expense over approximately 21 years.

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

Employee Vacation Benefit Liability.  Effective in fiscal year 2019, we changed our vacation policy. Pursuant to the provisions of our new vacation policy, vacation hours earned during each fiscal year must be taken during that fiscal year. Any accrued but unused vacation is forfeited at the end of the fiscal year subject to statutory requirements in certain states precluding such forfeitures. As a result of this policy change, our liability for unused vacation was reduced by $19.5 million, which benefit was recorded as a non-cash gain in fiscal year 2018 within selling, general and administrative expenses.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

Leases.  We lease certain property and equipment under various operating leases.  The leases provide for fixed monthly rentals and/or contingent rentals based upon sales in excess of stated amounts and normally require us to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs.  Generally, the leases have primary terms ranging from one to 99 years and include renewal options ranging from five to 80 years.

Rent expense and related occupancy costs under operating leases is as follows:

	Fiscal year ended
(in thousands)	July 28, 2018	July 29, 2017	July 30, 2016

Minimum rent	$88,700	$81,700	$81,300
Contingent rent	20,800	20,400	21,900
Other occupancy costs	18,000	18,200	18,300
Amortization of deferred real estate credits	(5,000)	(4,200)	(2,100)
Total rent expense	$122,500	$116,100	$119,400

Future minimum rental commitments (excluding renewal options) under non-cancelable leases for the next five fiscal years and thereafter are as follows (in thousands):

2019	$93,200
2020	81,100
2021	75,600
2022	71,800
2023	65,100
Thereafter	1,398,400

Employment, Benefits, and Consumer Class Actions Litigation.  In August 2015, the National Labor Relations Board ("NLRB") affirmed an administrative law judge's recommended decision and order finding that the Company's Arbitration Agreement and class action waiver violated the National Labor Relations Act ("NLRA"). We filed our petition for review of the NLRB's order with the U.S. Court of Appeals for the Fifth Circuit. This case has been stayed while another similar case has been pending before the U.S. Supreme Court, which was decided on May 21, 2018 and held that class action waivers in arbitration agreements are lawful under the NLRA and must be enforced under the Federal Arbitration Act. On June 1, 2018, the NLRB filed a motion to remove this case from abeyance, grant our petition for review regarding the class action waiver issue consistent with the U.S. Supreme Court’s decision, and remand the remainder of the case to the NLRB. On June 11, 2018, the U.S. Court of Appeals for the Fifth Circuit granted the NLRB’s motion, and the remanded portion of the case is pending before the NLRB.

The Company has several wage and hour putative class action matters pending in California. The earliest, filed in December 2015 and amended in February 2016, was filed against The Neiman Marcus Group, Inc. by Holly Attia and seven other named plaintiffs, seeking to certify a class of non-exempt employees for alleged violations for failure to pay overtime wages, failure to provide meal and rest breaks, failure to reimburse business expenses, failure to timely pay wages due at termination and failure to provide accurate itemized wage statements. Plaintiffs also allege derivative claims for restitution under California unfair competition law and a representative claim for penalties under the California Labor Code Private Attorneys General Act ("PAGA"), and all related damages for alleged violations (restitution, statutory penalties under PAGA, and attorneys' fees, interest and costs of suit). The case was removed to the U.S. District Court for the Central District of California in March 2016, and the Company filed a motion to compel arbitration and requested to stay the PAGA claim. In June 2016, the court granted the motion and compelled arbitration of the individual claims. The court retained jurisdiction of the PAGA claim and stayed that claim pending the outcome of arbitration. In October 2016, the court granted the plaintiffs' motion for reconsideration of the arbitration decision based on a recent decision by the Ninth Circuit Court of Appeals in Morris v. Ernst & Young, LLP, and reversed its order compelling arbitration. The Company appealed. The U.S. Supreme Court granted certiorari of the Morris decision, and the Ninth Circuit appeal is currently stayed pending the Supreme Court's decision. In June 2017, the district court stayed the entire case pending the Supreme Court’s decision in Morris. The parties reached an agreement in principle to settle this case, subject to court approval. The motion for preliminary approval of the settlement was filed with the court on July 24, 2018. On September 5, 2018, the district court preliminarily approved the settlement. The PAGA representative action filed by Xuan Hien Nguyen will be resolved in connection with the Attia settlement, as Nguyen and her claims have been amended into Attia. The PAGA representative action filed by Milca Connolly and the putative class and representative action filed by Ondrea Roces and Sophia Ahmed have been stayed pending the settlement approval process in Attia.

On October 24, 2017, a putative class action complaint was filed against The Neiman Marcus Group LLC and the Company’s Health and Welfare Benefit Plan in the U.S. District Court for the Western District of Washington by a plan beneficiary alleging violations of the Federal Mental Health Parity Act and the Affordable Care Act through the Employment Retirement Income Security Act of 1974 (“ERISA”) in connection with the alleged failure to cover particular treatments for developmental health conditions. Plaintiffs have agreed not to pursue their class claims and the parties have agreed to a tentative settlement with the named plaintiff.

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

On August 7, 2014, a putative class action complaint was filed against The Neiman Marcus Group LLC in Los Angeles County Superior Court by a customer, Linda Rubenstein, in connection with the Company's Last Call stores in California. Ms. Rubenstein alleges that the Company has violated various California consumer protection statutes by implementing a marketing and pricing strategy that suggests that clothing sold at Last Call stores in California was originally offered for sale at full-line Neiman Marcus stores when allegedly, it was not, and that the Company lacks adequate information to support its comparative pricing labels. In September 2014, we removed the case to the U.S. District Court for the Central District of California. After dismissing Ms. Rubenstein’s original and first amended complaint, the court dismissed her second amended complaint in its entirety in May 2015, without leave to amend, and Ms. Rubenstein appealed. In April 2017, the Court of Appeal reversed, holding that Ms. Rubenstein’s allegations were sufficient to proceed past the pleadings stage of litigation. The case was transferred back to the district court. On September 7, 2017, the district court issued an order permitting Ms. Rubenstein to file a proposed Third Amended Complaint, which modifies the putative class period.

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

Other.  We had $1.8 million of irrevocable letters of credit and $3.4 million in surety bonds outstanding at July 28, 2018, relating primarily to merchandise imports and state sales tax and utility requirements.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss by component (amounts are recorded net of related income taxes):

(in thousands)	Foreign Currency Translation Adjustments	Unrealized Gains on Financial Instruments	Unfunded Benefit Obligations	Total

Balance, July 29, 2017	$(11,600)	$3,394	$(55,225)	$(63,431)
Other comprehensive earnings	4,444	18,423	17,831	40,698
Amounts reclassified from accumulated other comprehensive loss	—	436	—	436
Balance, July 28, 2018	$(7,156)	$22,253	$(37,394)	$(22,297)

The amounts reclassified from accumulated other comprehensive loss are recorded within interest expense on the Consolidated Statements of Operations.

NOTE 13.  STOCK-BASED AWARDS

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

A summary of our liabilities for our variable stock option awards is as follows:

	Fiscal year ended
(in thousands)	July 28, 2018	July 29, 2017

Balance at beginning of fiscal year	$168	$5,500
Stock option expense (benefit)	6,434	(2,337)
Reclassifications from (to) equity	1,160	(2,995)
Balance at end of fiscal year	$7,762	$168

Outstanding Stock Options.  A summary of stock option activity is as follows:

	Fiscal year ended July 28. 2018
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at July 29, 2017	196,416	$854
Granted	91,106	522
Exercised	(974)	180
Cancelled	(40,406)	467
Forfeited	(60,362)	983
Expired	(2,274)	346
Outstanding at July 28, 2018	183,506	$597	6.6
Options exercisable at end of fiscal year	87,983	$490	5.2

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

We use the Black-Scholes option-pricing model to determine the fair value of our options as of the date of grant. We used the following assumptions to estimate the fair value for stock options at the grant date:

	Fiscal year ended
	July 28, 2018	July 29, 2017	July 30, 2016

Weighted average exercise price	$566	$1,000	$1,205
Weighted term in years	5	5	5
Weighted average volatility	35.37%	31.43%	29.43%
Risk-free interest rate	2.47% - 2.80%	1.27% - 1.88%	1.33%
Dividend yield	—	—	—
Weighted average fair value	$154	$149	$341

Expected volatility is based on estimates of implied volatility of our peer group.

Restricted Stock. In October 2016, Parent approved grants of 26,954 restricted shares of common stock of Parent to certain executive officers and management employees. Subject to continued employment, shares of restricted stock will vest over three or four years in equal increments on each anniversary of December 1, 2016. Each year beginning in calendar 2017, subject to certain limitations, each recipient will have the ability to require Parent to acquire his or her vested shares (the "put right") during the 14-day period following the release of the Company's earnings in respect of its first fiscal quarter (such period, the "put period") for a purchase price equal to the fair market value of Parent's common stock at the beginning of the put period. Except as described below with respect to our current and former Chief Executive Officers, a recipient will forfeit all unvested shares of restricted stock and may not exercise the put right with respect to any vested shares following the termination of his or her employment for any reason. Following a voluntary departure without good reason or a termination for cause, we have the right to repurchase any vested shares of restricted stock at par value ($0.001 per share).

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

In connection with the retirement of our former Chief Executive Officer, effective in February 2018, all unvested shares of restricted stock that would have vested in the 12-month period following the date of such termination of employment were accelerated and vested. Our former Chief Executive Officer will have the ability to exercise the put right with respect to vested shares in the first put period following her retirement.

In connection with the hire of our Chief Financial Officer, Parent approved a grant of 2,500 restricted shares of common stock of Parent. Subject to his continued employment, shares of restricted stock will vest over four years in equal increments on each anniversary of April 23, 2018. If Parent’s majority stockholders sell a percentage of their stock in Parent, subject to certain limitations, our Chief Financial Officer will have a put right with respect to an equal percentage of 750 of his total shares (or, if less, the number of his vested shares) during the put period for a purchase price equal to the fair market value of Parent's common stock at the beginning of the put period.

Additionally, in May 2018, Parent approved a grant of 850 restricted shares of common stock of Parent to certain members of the Parent Board. Subject to their continued board service, shares of restricted stock will vest over four years in equal increments on each anniversary of May 22, 2018. No put right has been provided related to the restricted shares awarded to members of the Parent Board.

The recorded liability with respect to unvested restricted shares was $1.0 million at July 28, 2018 and $1.2 million at July 29, 2017.

Outstanding Restricted Shares.  A summary of restricted share activity is as follows:

	Fiscal year ended July 28, 2018
	Unvested Shares	Weighted Average Grant Date Fair Value
Outstanding at July 29, 2017	21,355	$768
Granted	11,350	268
Vested	(6,349)	768
Forfeited	(6,533)	768
Outstanding at July 28, 2018	19,823	$482

Stock Compensation Expense (Benefit). The following table summarizes our stock-based compensation expense (benefit):

	Fiscal year ended
(in thousands)	July 28, 2018	July 29, 2017	July 30, 2016
Stock compensation expense (benefit):
Stock options	$6,434	$(2,337)	$(10,373)
Restricted stock	1,891	1,177	—
Total	$8,325	$(1,160)	$(10,373)

NOTE 14. REVENUES

The following table represents our revenues by merchandise category as a percentage of revenues:

	Fiscal year ended
	July 28, 2018	July 29, 2017	July 30, 2016

Women’s Apparel	31%	32%	32%
Women’s Shoes, Handbags and Accessories	30	29	28
Men’s Apparel and Shoes	12	12	12
Cosmetics and Fragrances	12	12	11
Designer and Precious Jewelry	9	9	10
Home Furnishings and Decor	5	5	5
Other	1	1	2
	100%	100%	100%

NOTE 15. OTHER EXPENSES

Other expenses consists of the following components:

	Fiscal year ended
(in thousands)	July 28, 2018	July 29, 2017	July 30, 2016

Expenses incurred in connection with strategic initiatives	$23,303	$21,347	$24,318
Expenses related to store closures	7,996	2,585	—
Expenses related to Cyber-Attack, net of insurance recoveries	1,100	1,500	1,032
MyTheresa acquisition costs	—	3,286	4,443
Net gain from facility closure	—	—	(5,577)
Other expenses	5,322	1,012	2,911
Total	$37,721	$29,730	$27,127

We incurred professional fees and other costs aggregating $23.3 million in fiscal year 2018, $21.3 million in fiscal year 2017 and $24.3 million in fiscal year 2016 in connection with the review of our resources and organizational processes, implementation of our integrated merchandising and distribution system and the evaluation of potential strategic alternatives. In connection with the review of our resources and organizational processes, we eliminated approximately 315 positions in fiscal year 2017 and approximately 500 positions in fiscal year 2016 across our stores, divisions and facilities.

During fiscal year 2017, we began a process to assess our Last Call footprint and closed four of our Last Call stores. In fiscal year 2018, we closed 14 additional Last Call stores in order to optimize our Last Call store portfolio. We incurred expenses related to these store closures, which primarily consisted of severance and store closing costs, of $8.0 million in fiscal year 2018 and $2.6 million in fiscal year 2017.

We discovered in January 2014 that malicious software was clandestinely installed on our computer systems ("the Cyber-Attack"). We incurred legal and other expenses in connection with the Cyber-Attack of $1.1 million in fiscal year 2018, $1.5 million in fiscal year 2017 and $1.0 million in fiscal year 2016.

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. Acquisition costs consisted primarily of professional fees as well as adjustments of our earn-out obligations to estimated fair value at each reporting date.

In connection with the retirement of our former Chief Executive Officer and President, we incurred expenses of approximately $5.3 million in fiscal year 2018.

In the third quarter of fiscal year 2016, we recorded a $5.6 million net gain related to the closure and relocation of our regional service center in New York.

NOTE 16.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (with respect to NMG's obligations under the Senior Secured Credit Facilities, Cash Pay Notes and PIK Toggle Notes)

All of NMG’s obligations under the Senior Secured Credit Facilities are guaranteed by Holdings and our current and future direct and indirect wholly owned subsidiaries, subject to exceptions as more fully described in Note 7.  All of NMG's obligations under the Cash Pay Notes and the PIK Toggle Notes are guaranteed by the same entities that guarantee the Senior Secured Credit Facilities, other than Holdings. At July 28, 2018, the Company’s non-guarantor subsidiaries under the Senior Secured Credit Facilities, Cash Pay Notes and PIK Toggle Notes consisted principally of (i) NMG Germany GmbH, through which we conduct the operations of MyTheresa, (ii) NMG International LLC, a holding company with respect to our foreign operations and (iii) Nancy Holdings LLC, which holds legal title to certain real property used by us in conducting our operations and described below under "— Results of Operations and Financial Condition of Unrestricted Subsidiaries". The non-guarantor subsidiary Nancy Holdings LLC had no assets or operations prior to March 10, 2017.

The following condensed consolidating financial information represents the financial information of the Company and its non-guarantor subsidiaries under the Senior Secured Credit Facilities, Cash Pay Notes and PIK Toggle Notes, prepared on the equity basis of accounting.  The information is presented in accordance with the requirements of Rule 3-10 under the SEC’s Regulation S-X. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the non-guarantor subsidiaries operated as independent entities.

	July 28, 2018
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$33,121	$683	$4,706	$—	$38,510
Credit card receivables	—	30,551	—	3,138	—	33,689
Merchandise inventories	—	844,429	145,967	125,443	—	1,115,839
Other current assets	—	111,279	10,348	2,781	(586)	123,822
Total current assets	—	1,019,380	156,998	136,068	(586)	1,311,860
Property and equipment, net	—	1,327,509	138,740	103,655	—	1,569,904
Intangible assets, net	—	459,512	2,203,322	72,469	—	2,735,303
Goodwill	—	1,338,843	414,402	130,624	—	1,883,869
Other long-term assets	—	43,863	1,104	—	—	44,967
Investments in subsidiaries	759,181	3,194,802	—	—	(3,953,983)	—
Total assets	$759,181	$7,383,909	$2,914,566	$442,816	$(3,954,569)	$7,545,903
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$281,488	$—	$37,481	$—	$318,969
Accrued liabilities	—	406,072	69,979	35,824	(586)	511,289
Current portion of long-term debt	—	29,426	—	—	—	29,426
Total current liabilities	—	716,986	69,979	73,305	(586)	859,684
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,623,152	—	—	—	4,623,152
Deferred income taxes	—	694,848	—	12,706	—	707,554
Other long-term liabilities	—	589,742	7,390	(800)	—	596,332
Total long-term liabilities	—	5,907,742	7,390	11,906	—	5,927,038
Total member equity	759,181	759,181	2,837,197	357,605	(3,953,983)	759,181
Total liabilities and member equity	$759,181	$7,383,909	$2,914,566	$442,816	$(3,954,569)	$7,545,903

	July 29, 2017
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$28,301	$649	$20,289	$—	$49,239
Credit card receivables	—	35,091	—	3,745	—	38,836
Merchandise inventories	—	915,910	151,193	86,554	—	1,153,657
Other current assets	—	135,174	9,956	1,896	(587)	146,439
Total current assets	—	1,114,476	161,798	112,484	(587)	1,388,171
Property and equipment, net	—	1,333,487	149,932	103,542	—	1,586,961
Intangible assets, net	—	509,757	2,249,290	72,369	—	2,831,416
Goodwill	—	1,338,844	414,402	127,648	—	1,880,894
Other long-term assets	—	14,384	1,690	—	—	16,074
Investments in subsidiaries	466,652	3,239,816	—	—	(3,706,468)	—
Total assets	$466,652	$7,550,764	$2,977,112	$416,043	$(3,707,055)	$7,703,516
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$288,079	$—	$28,751	$—	$316,830
Accrued liabilities	—	350,773	74,832	31,919	(587)	456,937
Current portion of long-term debt	—	29,426	—	—	—	29,426
Total current liabilities	—	668,278	74,832	60,670	(587)	803,193
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,675,540	—	—	—	4,675,540
Deferred income taxes	—	1,144,022	—	12,811	—	1,156,833
Other long-term liabilities	—	596,272	5,379	(353)	—	601,298
Total long-term liabilities	—	6,415,834	5,379	12,458	—	6,433,671
Total member equity	466,652	466,652	2,896,901	342,915	(3,706,468)	466,652
Total liabilities and member equity	$466,652	$7,550,764	$2,977,112	$416,043	$(3,707,055)	$7,703,516

	Fiscal year ended July 28, 2018
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,770,909	$765,401	$364,134	$—	$4,900,444
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,559,212	523,251	238,290	—	3,320,753
Selling, general and administrative expenses (excluding depreciation)	—	941,192	137,133	101,316	—	1,179,641
Income from credit card program	—	(41,256)	(5,105)	—	—	(46,361)
Depreciation expense	—	190,138	16,311	8,003	—	214,452
Amortization of intangible assets and favorable lease commitments	—	50,140	45,969	1,622	—	97,731
Other expenses (income)	—	37,721	—	—	—	37,721
Operating earnings (loss)	—	33,762	47,842	14,903	—	96,507
Interest expense (income), net	—	307,379	—	62	—	307,441
Intercompany royalty charges (income)	—	178,229	(178,229)	—	—	—
Equity in loss (earnings) of subsidiaries	(251,131)	(239,613)	—	—	490,744	—
Earnings (loss) before income taxes	251,131	(212,233)	226,071	14,841	(490,744)	(210,934)
Income tax expense (benefit)	—	(463,364)	—	1,299	—	(462,065)
Net earnings (loss)	$251,131	$251,131	$226,071	$13,542	$(490,744)	$251,131
Total other comprehensive earnings (loss), net of tax	41,134	36,690	—	4,444	(41,134)	41,134
Total comprehensive earnings (loss)	$292,265	$287,821	$226,071	$17,986	$(531,878)	$292,265

	Fiscal year ended July 29, 2017
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,708,882	$731,503	$265,608	$—	$4,705,993
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,534,910	512,362	172,755	—	3,220,027
Selling, general and administrative expenses (excluding depreciation)	—	921,195	133,108	75,006	—	1,129,309
Income from credit card program	—	(54,623)	(5,459)	—	—	(60,082)
Depreciation expense	—	205,993	16,214	3,256	—	225,463
Amortization of intangible assets and favorable lease commitments	—	54,640	46,379	3,012	—	104,031
Other expenses (income)	—	28,015	—	1,715	—	29,730
Impairment charges	—	510,736	—	—	—	510,736
Operating earnings (loss)	—	(491,984)	28,899	9,864	—	(453,221)
Interest expense (income), net	—	295,717	—	(49)	—	295,668
Intercompany royalty charges (income)	—	150,719	(150,719)	—	—	—
Equity in loss (earnings) of subsidiaries	531,759	(189,041)	—	—	(342,718)	—
Earnings (loss) before income taxes	(531,759)	(749,379)	179,618	9,913	342,718	(748,889)
Income tax expense (benefit)	—	(217,620)	—	490	—	(217,130)
Net earnings (loss)	$(531,759)	$(531,759)	$179,618	$9,423	$342,718	$(531,759)
Total other comprehensive earnings (loss), net of tax	52,410	44,842	—	7,568	(52,410)	52,410
Total comprehensive earnings (loss)	$(479,349)	$(486,917)	$179,618	$16,991	$290,308	$(479,349)

	Fiscal year ended July 30, 2016
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,963,977	$783,689	$201,806	$—	$4,949,472
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,660,197	532,796	129,515	—	3,322,508
Selling, general and administrative expenses (excluding depreciation)	—	923,379	135,741	58,808	—	1,117,928
Income from credit card program	—	(55,070)	(5,578)	—	—	(60,648)
Depreciation expense	—	205,011	20,858	999	—	226,868
Amortization of intangible assets and favorable lease commitments	—	58,347	47,983	4,859	—	111,189
Other expenses (income)	—	22,283	—	4,844	—	27,127
Impairment charges	—	466,155	—	—	—	466,155
Operating earnings (loss)	—	(316,325)	51,889	2,781	—	(261,655)
Interest expense (income), net	—	285,381	(8,080)	8,295	—	285,596
Intercompany royalty charges (income)	—	150,285	(150,285)	—	—	—
Equity in loss (earnings) of subsidiaries	406,110	(204,639)	—	—	(201,471)	—
Earnings (loss) before income taxes	(406,110)	(547,352)	210,254	(5,514)	201,471	(547,251)
Income tax expense (benefit)	—	(141,242)	—	101	—	(141,141)
Net earnings (loss)	$(406,110)	$(406,110)	$210,254	$(5,615)	$201,471	$(406,110)
Total other comprehensive earnings (loss), net of tax	(64,613)	(62,331)	—	(2,282)	64,613	(64,613)
Total comprehensive earnings (loss)	$(470,723)	$(468,441)	$210,254	$(7,897)	$266,084	$(470,723)

	Fiscal year ended July 28, 2018
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$251,131	$251,131	$226,071	$13,542	$(490,744)	$251,131
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	264,758	62,280	9,625	—	336,663
Deferred income taxes	—	(466,925)	—	(1,658)	—	(468,583)
Payment-in-kind interest	—	41,755	—	—	—	41,755
Other	—	4,959	2,597	(233)	—	7,323
Intercompany royalty income payable (receivable)	—	178,229	(178,229)	—	—	—
Equity in loss (earnings) of subsidiaries	(251,131)	(239,613)	—	—	490,744	—
Changes in operating assets and liabilities, net	—	265,324	(106,897)	(29,504)	—	128,923
Net cash provided by (used for) operating activities	—	299,618	5,822	(8,228)	—	297,212
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	—	(160,774)	(5,788)	(8,034)	—	(174,596)
Net cash provided by (used for) investing activities	—	(160,774)	(5,788)	(8,034)	—	(174,596)
CASH FLOWS - FINANCING ACTIVITIES
Borrowings under revolving credit facilities	—	1,041,000	—	46,915	—	1,087,915
Repayment of borrowings	—	(1,174,426)	—	(46,915)	—	(1,221,341)
Repurchase of stock	—	(266)	—	—	—	(266)
Shares withheld for remittance of employee taxes	—	(332)	—	—	—	(332)
Net cash provided by (used for) financing activities	—	(134,024)	—	—	—	(134,024)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	679	—	679
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	4,820	34	(15,583)	—	(10,729)
Beginning balance	—	28,301	649	20,289	—	49,239
Ending balance	$—	$33,121	$683	$4,706	$—	$38,510

	Fiscal year ended July 29, 2017
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$(531,759)	$(531,759)	$179,618	$9,423	$342,718	$(531,759)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	285,143	62,593	6,268	—	354,004
Impairment charges	—	510,736	—	—	—	510,736
Deferred income taxes	—	(172,611)	—	1,459	—	(171,152)
Payment-in-kind interest	—	16,599	—	—	—	16,599
Other	—	(5,172)	2,400	(472)	—	(3,244)
Intercompany royalty income payable (receivable)	—	150,719	(150,719)	—	—	—
Equity in loss (earnings) of subsidiaries	531,759	(189,041)	—	—	(342,718)	—
Changes in operating assets and liabilities, net	—	59,095	(67,800)	(19,505)	—	(28,210)
Net cash provided by (used for) operating activities	—	123,709	26,092	(2,827)	—	146,974
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(171,372)	(26,379)	(6,885)	—	(204,636)
Investment in subsidiaries	—	(27,042)	—	27,042	—	—
Net cash provided by (used for) investing activities	—	(198,414)	(26,379)	20,157	—	(204,636)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under revolving credit facilities	—	889,000	—	—	—	889,000
Repayment of borrowings	—	(820,426)	—	—	—	(820,426)
Payment of contingent earn-out obligation	—	—	—	(22,857)	—	(22,857)
Debt issuance costs paid	—	(5,359)	—	—	—	(5,359)
Net cash provided by (used for) financing activities	—	63,215	—	(22,857)	—	40,358
Effect of exchange rate changes on cash and cash equivalents	—	—	—	4,700	—	4,700
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	(11,490)	(287)	(827)	—	(12,604)
Beginning balance	—	39,791	936	21,116	—	61,843
Ending balance	$—	$28,301	$649	$20,289	$—	$49,239

	Fiscal year ended July 30, 2016
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$(406,110)	$(406,110)	$210,254	$(5,615)	$201,471	$(406,110)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	287,930	68,841	5,858	—	362,629
Impairment charges	—	466,155	—	—	—	466,155
Deferred income taxes	—	(97,167)	—	(5,674)	—	(102,841)
Other	—	(18,505)	(8,663)	15,223	—	(11,945)
Intercompany royalty income payable (receivable)	—	150,285	(150,285)	—	—	—
Equity in loss (earnings) of subsidiaries	406,110	(204,639)	—	—	(201,471)	—
Changes in operating assets and liabilities, net	—	126,863	(74,438)	(49,721)	—	2,704
Net cash provided by (used for) operating activities	—	304,812	45,709	(39,929)	—	310,592
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(254,094)	(45,479)	(1,872)	—	(301,445)
Acquisition of MyTheresa	—	—	—	(896)	—	(896)
Investment in subsidiaries	—	(30,204)	—	30,204	—	—
Net cash provided by (used for) investing activities	—	(284,298)	(45,479)	27,436	—	(302,341)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under revolving credit facilities	—	555,000	—	—	—	555,000
Repayment of borrowings	—	(549,426)	—	—	—	(549,426)
Payment of contingent earn-out obligation	—	—	—	(27,185)	—	(27,185)
Intercompany notes payable (receivable)	—	(39,459)	—	39,459	—	—
Net cash provided by (used for) financing activities	—	(33,885)	—	12,274	—	(21,611)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	2,229	—	2,229
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	(13,371)	230	2,010	—	(11,131)
Beginning balance	—	53,162	706	19,106	—	72,974
Ending balance	$—	$39,791	$936	$21,116	$—	$61,843

Results of Operations and Financial Condition of Unrestricted Subsidiaries. On March 10, 2017, the Board of Directors of Parent designated certain of our subsidiaries as “unrestricted subsidiaries” for purposes of the indenture governing the Cash Pay Notes and the indenture governing the PIK Toggle Notes. These subsidiaries were previously or simultaneously designated as "unrestricted subsidiaries" under the Asset-Based Revolving Credit Facility and the Senior Secured Term Loan Facility. At July 28, 2018, the unrestricted subsidiaries consisted primarily of (i) NMG Germany GmbH, through which we conduct the operations of MyTheresa and (ii) Nancy Holdings LLC, which holds legal title to certain real property located in McLean, Virginia, San Antonio, Texas and Longview, Texas used by us in conducting our operations.

Pursuant to the terms of the indentures governing the Cash Pay Notes and the PIK Toggle Notes, we are presenting the following financial information with respect to the unrestricted subsidiaries separate from the Company and its restricted subsidiaries. The unrestricted subsidiary Nancy Holdings LLC had no assets or operations prior to March 10, 2017. The financial information of NMG Germany GmbH as of July 29, 2017 and as of July 30, 2016 was substantially the same as the financial information presented for “Non-Guarantor Subsidiaries” for such periods included in the tables above in this Note 16. The difference in net earnings (loss) of the unrestricted subsidiaries for the fiscal year ended July 28, 2018 compared to the net earnings (loss) of the non-guarantor subsidiaries for such periods, as presented in the tables above in this Note 16, consisted primarily of a net interest income of approximately $1.5 million per fiscal quarter associated with an intercompany note payable by the MyTheresa unrestricted subsidiaries and held by NMG International LLC, which is a non-guarantor restricted subsidiary.
This information may not necessarily be indicative of the financial condition and results of operations of the unrestricted subsidiaries had they operated as independent entities during the periods presented.
Information with respect to the unrestricted subsidiaries with respect to the Cash Pay Notes and PIK Toggle Notes is as follows:

(in thousands)	July 28, 2018	July 29, 2017

Total assets	$442,748	$415,974
Net assets	146,300	137,661

	Fiscal year ended
(in thousands)	July 28, 2018	July 29, 2017

Revenues	$364,134	$265,608
Net earnings	7,490	3,700

NOTE 17.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (with respect to NMG's obligations under the 2028 Debentures)

All of NMG’s obligations under the 2028 Debentures are guaranteed by the Company.  The guarantee by the Company is full and unconditional and is subject to automatic release if the requirements for legal defeasance or covenant defeasance of the 2028 Debentures are satisfied, or if NMG’s obligations under the indenture governing the 2028 Debentures are discharged.  The 2028 Debentures are not guaranteed by any of NMG's subsidiaries. At July 28, 2018, NMG’s subsidiaries consisted principally of (i) Bergdorf Goodman, Inc., through which we conduct the operations of our Bergdorf Goodman stores; (ii) NM Nevada Trust, which holds legal title to certain real property and intangible assets used by NMG in conducting its operations; (iii) NMG Germany GmbH, through which we conduct the operations of MyTheresa; (iv) NMG International LLC, a holding company with respect to our foreign operations; and (v) Nancy Holdings LLC, which holds legal title to certain real property used by NMG in conducting its operations and described in Note 16 under "— Results of Operations and Financial Condition of Unrestricted Subsidiaries". The non-guarantor subsidiary Nancy Holdings LLC had no assets or operations prior to March 10, 2017.

The following condensed consolidating financial information represents the financial information of the Company, NMG and NMG's subsidiaries (none of which are guarantors under the 2028 Debentures) prepared on the equity basis of accounting.  The information is presented in accordance with the requirements of Rule 3-10 under the SEC’s Regulation S-X. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the non-guarantor subsidiaries operated as independent entities.

	July 28, 2018
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$33,121	$5,389	$—	$38,510
Credit card receivables	—	30,551	3,138	—	33,689
Merchandise inventories	—	844,429	271,410	—	1,115,839
Other current assets	—	111,279	13,129	(586)	123,822
Total current assets	—	1,019,380	293,066	(586)	1,311,860
Property and equipment, net	—	1,327,509	242,395	—	1,569,904
Intangible assets, net	—	459,512	2,275,791	—	2,735,303
Goodwill	—	1,338,843	545,026	—	1,883,869
Other long-term assets	—	43,863	1,104	—	44,967
Investments in subsidiaries	759,181	3,194,802	—	(3,953,983)	—
Total assets	$759,181	$7,383,909	$3,357,382	$(3,954,569)	$7,545,903
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$281,488	$37,481	$—	$318,969
Accrued liabilities	—	406,072	105,803	(586)	511,289
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	716,986	143,284	(586)	859,684
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,623,152	—	—	4,623,152
Deferred income taxes	—	694,848	12,706	—	707,554
Other long-term liabilities	—	589,742	6,590	—	596,332
Total long-term liabilities	—	5,907,742	19,296	—	5,927,038
Total member equity	759,181	759,181	3,194,802	(3,953,983)	759,181
Total liabilities and member equity	$759,181	$7,383,909	$3,357,382	$(3,954,569)	$7,545,903

	July 29, 2017
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$28,301	$20,938	$—	$49,239
Credit card receivables	—	35,091	3,745	—	38,836
Merchandise inventories	—	915,910	237,747	—	1,153,657
Other current assets	—	135,174	11,852	(587)	146,439
Total current assets	—	1,114,476	274,282	(587)	1,388,171
Property and equipment, net	—	1,333,487	253,474	—	1,586,961
Intangible assets, net	—	509,757	2,321,659	—	2,831,416
Goodwill	—	1,338,844	542,050	—	1,880,894
Other long-term assets	—	14,384	1,690	—	16,074
Investments in subsidiaries	466,652	3,239,816	—	(3,706,468)	—
Total assets	$466,652	$7,550,764	$3,393,155	$(3,707,055)	$7,703,516
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$288,079	$28,751	$—	$316,830
Accrued liabilities	—	350,773	106,751	(587)	456,937
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	668,278	135,502	(587)	803,193
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,675,540	—	—	4,675,540
Deferred income taxes	—	1,144,022	12,811	—	1,156,833
Other long-term liabilities	—	596,272	5,026	—	601,298
Total long-term liabilities	—	6,415,834	17,837	—	6,433,671
Total member equity	466,652	466,652	3,239,816	(3,706,468)	466,652
Total liabilities and member equity	$466,652	$7,550,764	$3,393,155	$(3,707,055)	$7,703,516

	Fiscal year ended July 28, 2018
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,770,909	$1,129,535	$—	$4,900,444
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,559,212	761,541	—	3,320,753
Selling, general and administrative expenses (excluding depreciation)	—	941,192	238,449	—	1,179,641
Income from credit card program	—	(41,256)	(5,105)	—	(46,361)
Depreciation expense	—	190,138	24,314	—	214,452
Amortization of intangible assets and favorable lease commitments	—	50,140	47,591	—	97,731
Other expenses (income)	—	37,721	—	—	37,721
Operating earnings (loss)	—	33,762	62,745	—	96,507
Interest expense (income), net	—	307,379	62	—	307,441
Intercompany royalty charges (income)	—	178,229	(178,229)	—	—
Equity in loss (earnings) of subsidiaries	(251,131)	(239,613)	—	490,744	—
Earnings (loss) before income taxes	251,131	(212,233)	240,912	(490,744)	(210,934)
Income tax expense (benefit)	—	(463,364)	1,299	—	(462,065)
Net earnings (loss)	$251,131	$251,131	$239,613	$(490,744)	$251,131
Total other comprehensive earnings (loss), net of tax	41,134	36,690	4,444	(41,134)	41,134
Total comprehensive earnings (loss)	$292,265	$287,821	$244,057	$(531,878)	$292,265

	Fiscal year ended July 29, 2017
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,708,882	$997,111	$—	$4,705,993
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,534,910	685,117	—	3,220,027
Selling, general and administrative expenses (excluding depreciation)	—	921,195	208,114	—	1,129,309
Income from credit card program	—	(54,623)	(5,459)	—	(60,082)
Depreciation expense	—	205,993	19,470	—	225,463
Amortization of intangible assets and favorable lease commitments	—	54,640	49,391	—	104,031
Other expenses (income)	—	28,015	1,715	—	29,730
Impairment charges	—	510,736	—	—	510,736
Operating earnings (loss)	—	(491,984)	38,763	—	(453,221)
Interest expense (income), net	—	295,717	(49)	—	295,668
Intercompany royalty charges (income)	—	150,719	(150,719)	—	—
Equity in loss (earnings) of subsidiaries	531,759	(189,041)	—	(342,718)	—
Earnings (loss) before income taxes	(531,759)	(749,379)	189,531	342,718	(748,889)
Income tax expense (benefit)	—	(217,620)	490	—	(217,130)
Net earnings (loss)	$(531,759)	$(531,759)	$189,041	$342,718	$(531,759)
Total other comprehensive earnings (loss), net of tax	52,410	44,842	7,568	(52,410)	52,410
Total comprehensive earnings (loss)	$(479,349)	$(486,917)	$196,609	$290,308	$(479,349)

	Fiscal year ended July 30, 2016
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,963,977	$985,495	$—	$4,949,472
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	2,660,197	662,311	—	3,322,508
Selling, general and administrative expenses (excluding depreciation)	—	923,379	194,549	—	1,117,928
Income from credit card program	—	(55,070)	(5,578)	—	(60,648)
Depreciation expense	—	205,011	21,857	—	226,868
Amortization of intangible assets and favorable lease commitments	—	58,347	52,842	—	111,189
Other expenses (income)	—	22,283	4,844	—	27,127
Impairment charges	—	466,155	—	—	466,155
Operating earnings (loss)	—	(316,325)	54,670	—	(261,655)
Interest expense (income), net	—	285,381	215	—	285,596
Intercompany royalty charges (income)	—	150,285	(150,285)	—	—
Equity in loss (earnings) of subsidiaries	406,110	(204,639)	—	(201,471)	—
Earnings (loss) before income taxes	(406,110)	(547,352)	204,740	201,471	(547,251)
Income tax expense (benefit)	—	(141,242)	101	—	(141,141)
Net earnings (loss)	$(406,110)	$(406,110)	$204,639	$201,471	$(406,110)
Total other comprehensive earnings (loss), net of tax	(64,613)	(62,331)	(2,282)	64,613	(64,613)
Total comprehensive earnings (loss)	$(470,723)	$(468,441)	$202,357	$266,084	$(470,723)

	Fiscal year ended July 28, 2018
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$251,131	$251,131	$239,613	$(490,744)	$251,131
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	264,758	71,905	—	336,663
Deferred income taxes	—	(466,925)	(1,658)	—	(468,583)
Payment-in-kind interest	—	41,755	—	—	41,755
Other	—	4,959	2,364	—	7,323
Intercompany royalty income payable (receivable)	—	178,229	(178,229)	—	—
Equity in loss (earnings) of subsidiaries	(251,131)	(239,613)	—	490,744	—
Changes in operating assets and liabilities, net	—	265,324	(136,401)	—	128,923
Net cash provided by (used for) operating activities	—	299,618	(2,406)	—	297,212
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	—	(160,774)	(13,822)	—	(174,596)
Net cash provided by (used for) investing activities	—	(160,774)	(13,822)	—	(174,596)
CASH FLOWS - FINANCING ACTIVITIES
Borrowings under revolving credit facilities	—	1,041,000	46,915	—	1,087,915
Repayment of borrowings	—	(1,174,426)	(46,915)	—	(1,221,341)
Repurchase of stock	—	(266)	—	—	(266)
Shares withheld for remittance of employee taxes	—	(332)	—	—	(332)
Net cash provided by (used for) financing activities	—	(134,024)	—	—	(134,024)
Effect of exchange rate changes on cash and cash equivalents	—	—	679	—	679
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	4,820	(15,549)	—	(10,729)
Beginning balance	—	28,301	20,938	—	49,239
Ending balance	$—	$33,121	$5,389	$—	$38,510

	Fiscal year ended July 29, 2017
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$(531,759)	$(531,759)	$189,041	$342,718	$(531,759)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	285,143	68,861	—	354,004
Impairment charges	—	510,736	—	—	510,736
Deferred income taxes	—	(172,611)	1,459	—	(171,152)
Payment-in-kind interest	—	16,599	—		16,599
Other	—	(5,172)	1,928	—	(3,244)
Intercompany royalty income payable (receivable)	—	150,719	(150,719)	—	—
Equity in loss (earnings) of subsidiaries	531,759	(189,041)	—	(342,718)	—
Changes in operating assets and liabilities, net	—	59,095	(87,305)	—	(28,210)
Net cash provided by (used for) operating activities	—	123,709	23,265	—	146,974
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(171,372)	(33,264)	—	(204,636)
Investment in subsidiaries	—	(27,042)	27,042	—	—
Net cash provided by (used for) investing activities	—	(198,414)	(6,222)	—	(204,636)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under revolving credit facilities	—	889,000	—	—	889,000
Repayment of borrowings	—	(820,426)	—	—	(820,426)
Payment of contingent earn-out obligation	—	—	(22,857)	—	(22,857)
Debt issuance costs paid	—	(5,359)	—	—	(5,359)
Net cash provided by (used for) financing activities	—	63,215	(22,857)	—	40,358
Effect of exchange rate changes on cash and cash equivalents	—	—	4,700	—	4,700
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	(11,490)	(1,114)	—	(12,604)
Beginning balance	—	39,791	22,052	—	61,843
Ending balance	$—	$28,301	$20,938	$—	$49,239

	Fiscal year ended July 30, 2016
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$(406,110)	$(406,110)	$204,639	$201,471	$(406,110)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	287,930	74,699	—	362,629
Impairment charges	—	466,155	—	—	466,155
Deferred income taxes	—	(97,167)	(5,674)	—	(102,841)
Other	—	(18,505)	6,560	—	(11,945)
Intercompany royalty income payable (receivable)	—	150,285	(150,285)	—	—
Equity in loss (earnings) of subsidiaries	406,110	(204,639)	—	(201,471)	—
Changes in operating assets and liabilities, net	—	126,863	(124,159)	—	2,704
Net cash provided by (used for) operating activities	—	304,812	5,780	—	310,592
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(254,094)	(47,351)	—	(301,445)
Acquisition of MyTheresa	—	—	(896)	—	(896)
Investment in subsidiaries	—	(30,204)	30,204	—	—
Net cash provided by (used for) investing activities	—	(284,298)	(18,043)	—	(302,341)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under revolving credit facilities	—	555,000	—	—	555,000
Repayment of borrowings	—	(549,426)	—	—	(549,426)
Payment of contingent earn-out obligation	—	—	(27,185)	—	(27,185)
Intercompany notes payable (receivable)	—	(39,459)	39,459	—	—
Net cash provided by (used for) financing activities	—	(33,885)	12,274	—	(21,611)
Effect of exchange rate changes on cash and cash equivalents	—	—	2,229	—	2,229
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	(13,371)	2,240	—	(11,131)
Beginning balance	—	53,162	19,812	—	72,974
Ending balance	$—	$39,791	$22,052	$—	$61,843

NOTE 18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Fiscal year 2018
(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$1,120.3	$1,482.1	$1,165.1	$1,132.9	$4,900.4
Gross profit (1)	397.4	458.1	408.7	315.5	1,579.7
Net earnings (loss) (2)	(26.2)	372.5	(19.9)	(75.3)	251.1

	Fiscal year 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$1,079.1	$1,395.6	$1,111.4	$1,119.9	$4,706.0
Gross profit (1)	379.2	413.1	380.9	312.8	1,486.0
Net loss (3)	(23.5)	(117.1)	(24.9)	(366.3)	(531.8)

(1)	Gross profit includes revenues less cost of goods sold including buying and occupancy costs (excluding depreciation).

Unfavorable shrink adjustments of $12.5 million were recorded as a result of physical inventory counts in the fourth quarter of fiscal year 2018.

(2)	For fiscal year 2018, net earnings (loss) includes the income tax effects of the Tax Reform, which were as follows:

	Fiscal year 2018
(in thousands)	Second Quarter	Third Quarter	Fourth Quarter	Total
Income tax loss (benefit) from the Tax Reform	$(387.8)	$1.5	$(5.3)	$(391.6)

(3)	For fiscal year 2017, net loss includes pretax impairment charges to writedown the net carrying value of certain tradenames, goodwill and long-lived assets to fair value, which were as follows:

	Fiscal year 2017
(in thousands)	Second Quarter	Fourth Quarter	Total
Tradenames	$150.1	$159.6	$309.7
Goodwill	—	196.2	196.2
Long-lived assets	3.7	1.2	4.8
Total	$153.8	$357.0	$510.7

NOTE 19. SUBSEQUENT EVENTS

In September 2018, substantially all of the holdings of NMG International LLC were distributed to NMG, to the Company, to Holdings and, ultimately, to Parent (the "Distribution"). These holdings consisted principally of the entities through which we conduct the operations of MyTheresa. NMG International LLC is a non-guarantor with respect to the Senior Secured Credit Facilities, Cash Pay Notes and PIK Toggle Notes and the financial results of NMG International LLC and its consolidated holdings are included in the presentation of results for "Non-Guarantor Subsidiaries" in Note 16 of the Notes to the Consolidated Financial Statements. In addition, the MyTheresa entities were previously designated as "Unrestricted Subsidiaries" for purposes of the Senior Secured Credit Facilities and the indentures governing the Cash Pay Notes and PIK Toggle Notes.

Summarized financial information for NMG International LLC and its subsidiaries prior to the Distribution is as follows:

(in thousands)	July 28, 2018	July 29, 2017

Total assets	$351,982	$320,876
Net assets	266,784	248,228

	Fiscal year ended
(in thousands)	July 28, 2018	July 29, 2017	July 30, 2016

Revenues	$364,134	$265,608	$201,806
Net earnings	13,833	9,052	3,039

The financial results of the subsidiaries held by NMG International LLC may not necessarily be indicative of the financial condition and results of operations of these subsidiaries had they operated as independent entities during the periods presented.

As a consequence of the Distribution, the MyTheresa entities are no longer subsidiaries of the Company but rather of our Parent. As a result, the MyTheresa entities will no longer be included in the Company's Consolidated Financial Statements subsequent to September 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEIMAN MARCUS GROUP LTD LLC

		By:	/s/ ADAM ORVOS
Adam Orvos Executive Vice President, Chief Financial Officer and Chief Operating Officer

Dated:	September 18, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEOFFROY VAN RAEMDONCK	Chief Executive Officer	September 18, 2018
Geoffroy van Raemdonck	(principal executive officer)

/s/ ADAM ORVOS	Executive Vice President, Chief Financial Officer and Chief Operating Officer (principal financial officer)	September 18, 2018
Adam Orvos

/s/ T. DALE STAPLETON	Senior Vice President and Chief Accounting Officer (principal accounting officer)	September 18, 2018
T. Dale Stapleton

/s/ DAVID KAPLAN	Chairman of the Board	September 18, 2018
David Kaplan

/s/ NORA AUFREITER	Director	September 18, 2018
Nora Aufreiter

/s/ NORMAN AXELROD	Director	September 18, 2018
Norman Axelrod

/s/ PHILIPPE BOURGUIGNON	Director	September 18, 2018
Philippe Bourguignon

/s/ GRAEME EADIE	Director	September 18, 2018
Graeme Eadie

/s/ DENNIS GIES	Director	September 18, 2018
Dennis Gies

/s/ ALAN HERRICK	Director	September 18, 2018
Alan Herrick

/s/ KAREN KATZ	Director	September 18, 2018
Karen Katz

/s/ CESARE RUGGIERO	Director	September 18, 2018
Cesare Ruggiero

SCHEDULE II

NEIMAN MARCUS GROUP LTD LLC
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

Three years ended July 28, 2018

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Reserve for estimated sales returns

Year ended July 28, 2018	$47,006	$1,018,617	$—	$(1,020,949)	(B)	$44,674

Year ended July 29, 2017	$45,336	$944,682	$—	$(943,012)	(B)	$47,006

Year ended July 30, 2016	$44,046	$977,811	$—	$(976,521)	(B)	$45,336

Reserves for self-insurance (A)

Year ended July 28, 2018	$36,545	$62,963	$—	$(60,002)	(C)	$39,506

Year ended July 29, 2017	$36,197	$69,095	$—	$(68,747)	(C)	$36,545

Year ended July 30, 2016	$37,943	$75,821	$—	$(77,567)	(C)	$36,197

(A)                               Reserves for self-insurance relate to our medical, dental, worker's compensation and general liability plans.

(B)                               Gross margin on actual sales returns, net of commissions.

(C)                               Claims and expenses paid, net of employee contributions.