Form 10-Q
period 2018-10-27
Neiman Marcus Group LTD LLC
filed 2018-12-06
CIK 1358651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 27, 2018

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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

NEIMAN MARCUS GROUP LTD LLC

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except units)	October 27, 2018	July 28, 2018	October 28, 2017

ASSETS
Current assets:
Cash and cash equivalents	$37,732	$38,510	$41,464
Credit card receivables	49,242	33,689	44,345
Merchandise inventories	1,186,963	1,115,839	1,342,296
Other current assets	207,958	123,822	134,341
Total current assets	1,481,895	1,311,860	1,562,446

Property and equipment, net	1,544,045	1,569,904	1,559,566
Intangible assets, net	2,639,293	2,735,303	2,809,015
Goodwill	1,753,245	1,883,869	1,885,391
Other long-term assets	43,999	44,967	23,306
Total assets	$7,462,477	$7,545,903	$7,839,724

LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$336,356	$318,969	$327,930
Accrued liabilities	501,100	511,289	514,317
Current portion of long-term debt	29,426	29,426	29,426
Total current liabilities	866,882	859,684	871,673

Long-term liabilities:
Long-term debt, net of debt issuance costs	4,828,467	4,623,152	4,783,224
Deferred income taxes	691,249	707,554	1,147,182
Other long-term liabilities	627,128	596,332	586,086
Total long-term liabilities	6,146,844	5,927,038	6,516,492

Membership unit (1 unit issued and outstanding at October 27, 2018, July 28, 2018 and October 28, 2017)	—	—	—
Member capital	1,324,666	1,587,350	1,587,813
Accumulated other comprehensive loss	(37,317)	(22,297)	(53,034)
Accumulated deficit	(838,598)	(805,872)	(1,083,220)
Total member equity	448,751	759,181	451,559
Total liabilities and member equity	$7,462,477	$7,545,903	$7,839,724

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Thirteen weeks ended
(in thousands)	October 27, 2018	October 28, 2017

Net sales	$1,092,784	$1,095,682
Other revenues, net	11,607	11,864
Total revenues	1,104,391	1,107,546
Cost of goods sold including buying and occupancy costs (excluding depreciation)	700,236	698,270
Selling, general and administrative expenses (excluding depreciation)	276,761	294,817
Depreciation expense	50,694	55,228
Amortization of intangible assets	11,342	12,164
Amortization of favorable lease commitments	12,442	12,785
Other expenses	9,429	2,840

Operating earnings	43,487	31,442

Benefit plan expense, net	873	463
Interest expense, net	80,549	76,098

Loss before income taxes	(37,935)	(45,119)

Income tax benefit	(9,764)	(18,902)

Net loss	$(28,171)	$(26,217)

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(UNAUDITED)

	Thirteen weeks ended
(in thousands)	October 27, 2018	October 28, 2017

Net loss	$(28,171)	$(26,217)

Other comprehensive earnings (loss):
Foreign currency translation adjustments, before tax	(1,835)	8,607
Change in unrealized gain on financial instruments, before tax	778	5,149
Reclassification of realized loss (gain) on financial instruments to earnings, before tax	(1,922)	1,239
Change in unrealized loss on unfunded benefit obligations, before tax	(18,531)	592
Tax effect related to items of other comprehensive loss	5,429	(5,190)
Total other comprehensive earnings (loss)	(16,081)	10,397

Total comprehensive loss	$(44,252)	$(15,820)

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Thirteen weeks ended
(in thousands)	October 27, 2018	October 28, 2017

CASH FLOWS - OPERATING ACTIVITIES
Net loss	$(28,171)	$(26,217)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization expense	80,599	86,294
Deferred income taxes	(1,481)	(14,591)
Payment-in-kind interest	—	14,362
Other	(509)	(1,232)
	50,438	58,616
Changes in operating assets and liabilities:
Merchandise inventories	(209,895)	(185,484)
Other current assets	(49,788)	5,163
Accounts payable and accrued liabilities	33,832	69,359
Deferred real estate credits	2,239	(660)
Funding of defined benefit pension plan	(5,200)	(4,100)
Net cash used for operating activities	(178,374)	(57,106)

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(37,605)	(24,660)
Net cash used for investing activities	(37,605)	(24,660)

CASH FLOWS - FINANCING ACTIVITIES
Borrowings under revolving credit facilities	500,970	191,793
Repayment of borrowings under revolving credit facilities	(276,223)	(110,891)
Repayment of borrowings under senior secured term loan facility	(7,357)	(7,357)
Distribution to Parent	(2,181)	—
Net cash provided by financing activities	215,209	73,545

Effect of exchange rate changes on cash and cash equivalents	(8)	446

CASH AND CASH EQUIVALENTS
Decrease during the period	(778)	(7,775)
Beginning balance	38,510	49,239
Ending balance	$37,732	$41,464

Supplemental Schedule of Cash Flow Information
Cash paid (received) during the period for:
Interest	$108,040	$73,550
Income taxes	$(8)	$(3,552)
Non-cash - investing and financing activities:
Distribution to Parent	$271,345	$—
Property and equipment acquired through developer financing obligations	$—	$2,077
Issuance of PIK Toggle Notes	$—	$28,500
See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF MEMBER EQUITY
(UNAUDITED)

(in thousands)	Member capital	Accumulated other comprehensive earnings (loss)	Retained earnings (deficit)	Total member equity

Balance at July 28, 2018	$1,587,350	$(22,297)	$(805,872)	$759,181
Cumulative accounting transition adjustments	—	(7,597)	14,724	7,127
Distribution to Parent	(262,905)	8,658	(19,279)	(273,526)
Stock option exercises and other	221	—	—	221
Comprehensive loss:
Net loss	—	—	(28,171)	(28,171)
Foreign currency translation adjustments, net of tax of ($333)	—	(1,502)	—	(1,502)
Adjustments for fluctuations in fair market value of financial instruments, net of tax of $202	—	576	—	576
Reclassification to earnings, net of tax of ($498)	—	(1,424)	—	(1,424)
Change in unfunded benefit obligations, net of tax of ($4,800)	—	(13,731)	—	(13,731)
Total comprehensive loss				(44,252)
Balance at October 27, 2018	$1,324,666	$(37,317)	$(838,598)	$448,751

(in thousands)	Member capital	Accumulated other comprehensive earnings (loss)	Retained earnings (deficit)	Total member equity

Balance at July 29, 2017	$1,587,086	$(63,431)	$(1,057,003)	$466,652
Stock option exercises and other	727	—	—	727
Comprehensive loss:
Net loss	—	—	(26,217)	(26,217)
Foreign currency translation adjustments, net of tax of $2,453	—	6,154	—	6,154
Adjustments for fluctuations in fair market value of financial instruments, net of tax of $2,019	—	3,130	—	3,130
Reclassification to earnings, net of tax of $486	—	753	—	753
Change in unfunded benefit obligations, net of tax of $232	—	360	—	360
Total comprehensive loss				(15,820)
Balance at October 28, 2017	$1,587,813	$(53,034)	$(1,083,220)	$451,559

NEIMAN MARCUS GROUP LTD LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation

Neiman Marcus Group LTD LLC (the "Company") is a luxury omni-channel retailer conducting store and online operations principally under the Neiman Marcus, Bergdorf Goodman and Last Call brand names.  References to "we," "our" and "us" are used to refer to the Company or collectively to the Company and its subsidiaries, as appropriate to the context.

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

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. The operations of MyTheresa are conducted primarily through the mytheresa.com website. In September 2018, substantially all of the holdings of NMG International LLC were distributed to NMG, to the Company, to Holdings and, ultimately, to Parent (the "Distribution"). These holdings consisted principally of the entities through which we had conducted the operations of MyTheresa. As a result of the Distribution, MyTheresa is no longer a subsidiary of the Company but rather a subsidiary of our Parent. The assets and liabilities of MyTheresa for periods prior to the Distribution are included in the Condensed Consolidated Balance Sheets. In addition, our Condensed Consolidated Statements of Operations for the first quarter of fiscal year 2019 include the operating results of MyTheresa only for the two months prior to the Distribution and three months of MyTheresa operating results are included in the first quarter of fiscal year 2018.

The accompanying Condensed Consolidated Financial Statements set forth financial information of the Company and its subsidiaries on a consolidated basis.  All significant intercompany accounts and transactions have been eliminated.

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  All references to (i) the first quarter of fiscal year 2019 relate to the thirteen weeks ended October 27, 2018 and (ii) the first quarter of fiscal year 2018 relate to the thirteen weeks ended October 28, 2017.

We have prepared the accompanying Condensed Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended.  Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 28, 2018.  In our opinion, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the applicable interim periods.

The luxury retail industry is seasonal in nature, with higher sales typically generated in the fall and holiday selling seasons.  Due to seasonal and other factors, the results of operations for the first quarter of fiscal year 2019 are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

Certain prior period income statement amounts have been reclassified for comparability with the current year presentation related to the inclusion of income from our credit card program within revenues. The reclassifications have no net impact on the presentation of net earnings (loss) in the Condensed Consolidated Financial Statements.

A detailed description of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended July 28, 2018.

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

Revenue Recognition. In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles for revenue recognition. The standard outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and supersedes previous revenue recognition guidance. We adopted the revenue recognition requirements of this guidance in the first quarter of fiscal year 2019 using the modified retrospective adoption method and applied the ASU only to contracts not completed as of July 29, 2018. The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements, but impacted the presentation of certain revenue transactions. These changes include (i) the gross balance sheet presentation of estimates for sales returns and related recoverable inventories and (ii) the inclusion of income from our credit card program within revenues. Prior to the adoption of this guidance, our estimates of recoverable inventories were netted with our reserves for estimated sales returns. In addition, the adoption of this guidance accelerated the recognition of (i) online sales to the time of shipment versus delivery to coincide with the point in time when control has transferred to the customer and (ii) direct response advertising costs as incurred. Upon adoption, we recorded a net cumulative effect adjustment to reduce beginning accumulated deficit of $7.1 million.

In addition, we have determined that our previous income statement classification of certain reserves for sales returns and promotional programs resulted in the overstatement of previously reported revenues and cost of goods sold by $24.6 million in the first quarter of fiscal year 2018. We evaluated the effects of these overstatements on prior periods' consolidated financial statements, individually and in the aggregate, and concluded that no prior period is materially misstated. However, we have revised our consolidated financial statements for the periods presented herein. The corrections had no impact on net earnings (loss).

We recognize revenues at the point-of-sale or upon shipment of goods to the customer.  Shipping and handling costs are expensed as a fulfillment activity at shipping point. Revenues are reduced when our customers return goods previously purchased. We maintain reserves for anticipated sales returns based primarily on our historical trends and our expectations of future returns. Revenues exclude sales taxes collected from our customers.

Other Newly Adopted Accounting Pronouncements. In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers to disaggregate and present the service cost component in the same line of the income statement as other compensation costs and present the other components of net benefit costs, primarily interest costs and investment earnings, separately from the service cost component, outside a subtotal of operating earnings. We adopted this guidance in the first quarter of fiscal year 2019 using the retrospective adoption method and reclassified other components of net benefit costs from selling, general and administrative expenses to benefit plan expense, net. The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive loss to retained earnings for certain stranded tax effects resulting from the Tax Cuts and Jobs Act ("Tax Reform"), which was signed into law on December 22, 2017. The new guidance may be applied either in the period of adoption or retrospectively to each period in which the effect of the Tax Reform is recognized. We adopted this guidance in the first quarter of fiscal year 2019 and reclassified $7.6 million of stranded tax benefits from accumulated other comprehensive loss to reduce accumulated deficit.

Recent Accounting Pronouncements. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), that requires a lessee to recognize assets and liabilities arising from leases on the balance sheet. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. Previous GAAP did not require lease assets and liabilities to be recognized for operating leases. Additionally, companies are permitted to make an accounting policy election not to recognize lease assets and liabilities for leases with a term of 12 months or less. For both finance leases and operating leases, the lease liability should be initially measured at the present value of the remaining contractual lease payments. In July 2018, the FASB amended the new leases standard to provide entities with an additional and optional transition method and to provide entities with a practical expedient, whereby entities may elect not to separate lease and non-lease components when certain conditions are met. We do not expect the recognition, measurement and presentation of expenses and cash flows arising from our operating leases to significantly change under this new guidance. However, we expect this adoption to lead to a material increase in the assets and liabilities recorded on our Consolidated Balance Sheets. We are still evaluating the impact on our Consolidated Financial Statements. This new guidance is effective for us as of the first quarter of fiscal year 2020.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, to simplify how hedge accounting arrangements are accounted for and presented in the financial statements, including the assessment of hedge effectiveness. Under the new standard, all changes in the fair value of cash flow hedges included in the assessment of effectiveness will be recorded in other comprehensive earnings (loss) and reclassified to earnings in the same income statement line item when the hedged item affects earnings. This new guidance is effective for us as of the first quarter of fiscal year 2020. We are currently evaluating the impact of adopting this new accounting guidance on our Consolidated Financial Statements.

In June 2018, the FASB issued ASU No. 2018-07—Compensation—Stock Compensation (Topic 718): Improvements to Non-Employee Share-Based Payment Accounting, to align accounting for non-employee share-based payment transactions with the guidance for share-based payments to employees. Under the new standard, the measurement of equity-classified non-employee awards will be fixed at the grant date. This new guidance is effective for us as of the first quarter of fiscal year 2020. Early adoption is permitted. We are currently evaluating the impact of adopting this new accounting guidance on our Consolidated Financial Statements.

2. Distribution to Parent

In September 2018, substantially all of the holdings of NMG International LLC were distributed to NMG, to the Company, to Holdings and, ultimately, to Parent. These holdings consisted principally of the entities through which we conducted the operations of MyTheresa.

Summarized financial information related to the balances and results of operations of the distributed holdings prior to the Distribution is as follows:

(in thousands)	At Distribution	July 28, 2018	October 28, 2017

Total assets (1)	$356,520	$351,982	$327,859
Net assets (1)	273,526	266,784	256,668

(1)	Assets at the Distribution include $2.2 million of cash and cash equivalents on hand.

	Thirteen weeks ended
(in thousands)	October 27, 2018	October 28, 2017

Revenues (1)	$60,063	$74,094
Net earnings (loss) (1)	(637)	2,009

(1)	MyTheresa operating results include only the two months prior to the Distribution in the first quarter of fiscal year 2019 and three months in the first quarter of fiscal year 2018.

As a result of the Distribution, the MyTheresa entities are no longer subsidiaries of the Company but rather subsidiaries of our Parent. The MyTheresa entities are no longer included in the Company's Condensed Consolidated Financial Statements subsequent to September 2018.

3. Revenue

Disaggregation of Revenues. The components of disaggregated revenues are as follows:

	Thirteen weeks ended
	October 27, 2018		October 28, 2017
(in thousands, except percentages)	$	% of revenues	$	% of revenues

Net sales from store operations	$726,767	65.8%	$738,807	66.7%
Net sales from online operations	366,017	33.1%	356,875	32.2%
Total net sales	1,092,784	98.9%	1,095,682	98.9%
Other revenues, net	11,607	1.1%	11,864	1.1%
Total revenues	$1,104,391	100.0%	$1,107,546	100.0%

Net sales from MyTheresa operations (1)	$60,063	5.4%	$74,094	6.7%

(1)	MyTheresa operating results include only the two months prior to the Distribution in the first quarter of fiscal year 2019 and three months in the first quarter of fiscal year 2018.

Other revenues, net is principally composed of payments we receive related to our proprietary credit card program pursuant to an agreement (the "Program Agreement") with a third-party credit provider. We have credit cards and non-card payment plans under both the "Neiman Marcus" and "Bergdorf Goodman" brand names. We receive payments based on sales transacted on our proprietary credit cards. These payments are based on the profitability of the credit card portfolio as determined under the Program Agreement and are impacted by a number of factors including credit losses incurred and our allocable share of the profits generated by the credit card portfolio, which in turn may be impacted by credit ratings as determined by various rating agencies. In addition, we receive payments for marketing and servicing activities we provide. We recognize income from our credit card program when earned. The Program Agreement expires July 2020, subject to early termination provisions.

Contract Liabilities. Contract liabilities relate to the transfer of goods or services to customers, consisting principally of unearned revenue, gift cards, loyalty points and other credits outstanding, are included within accrued liabilities. The contract liabilities aggregated $255.3 million at October 27, 2018 and $210.4 million at July 28, 2018.

Revenues recognized from our beginning contract liabilities were $41.9 million during the first quarter of fiscal year 2019.

4. Fair Value Measurements

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

The following table shows the Company’s financial asset and liability that are required to be measured at fair value on a recurring basis in our Condensed Consolidated Balance Sheets:

(in thousands)	Fair Value Hierarchy	October 27, 2018	July 28, 2018	October 28, 2017

Asset:
Interest rate swaps (included in other long-term assets)	Level 2	$34,880	$35,649	$11,363

Liability:
Stock-based award liability (included in other long-term liabilities)	Level 3	8,500	8,807	5,166

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

The carrying values of cash and cash equivalents, credit card receivables and accounts payable approximate fair value due to their short-term nature.  We determine the fair value of our long-term debt on a non-recurring basis, which results are summarized as follows:

		October 27, 2018		July 28, 2018		October 28, 2017
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt:
Asset-Based Revolving Credit Facility	Level 2	$366,000	$366,000	$159,000	$159,000	$339,000	$339,000
mytheresa.com Credit Facilities	Level 2	—	—	—	—	4,869	4,869
Senior Secured Term Loan Facility	Level 2	2,802,850	2,583,892	2,810,207	2,492,316	2,832,276	2,264,065
Cash Pay Notes	Level 2	960,000	608,861	960,000	609,302	960,000	583,450
PIK Toggle Notes	Level 2	658,354	415,665	658,354	420,997	628,500	342,922
2028 Debentures	Level 2	122,944	95,345	122,890	103,570	122,731	79,375

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

5. Intangible Assets, Net and Goodwill

(in thousands)	October 27, 2018	July 28, 2018	October 28, 2017

Favorable lease commitments, net	$866,992	$879,434	$917,800
Other definite-lived intangible assets, net	340,224	354,542	389,081
Tradenames	1,432,077	1,501,327	1,502,134
Intangible assets, net	$2,639,293	$2,735,303	$2,809,015

Goodwill	$1,753,245	$1,883,869	$1,885,391

Intangible Assets Subject to Amortization. Favorable lease commitments are amortized straight-line over the remaining lives of the leases, ranging from five to 55 years (weighted average life of 30 years) from the Acquisition date. Our definite-lived intangible assets, which primarily consist of customer lists, are amortized using accelerated methods which reflect the pattern in which we receive the economic benefit of the asset, currently estimated at ten to 16 years (weighted average life of 14 years) from the Acquisition date.

Total amortization of all intangible assets recorded in connection with acquisitions for the current and next five fiscal years is currently estimated as follows (in thousands):

October 28, 2018 through August 3, 2019	$69,785
2020	86,633
2021	82,166
2022	82,394
2023	81,239
2024	64,469

At October 27, 2018, accumulated amortization was $260.5 million for favorable lease commitments and $343.3 million for other definite-lived intangible assets.

Indefinite-lived Intangible Assets and Goodwill.  Indefinite-lived intangible assets, such as our Neiman Marcus and Bergdorf Goodman tradenames and goodwill, are not subject to amortization.  Rather, we assess the recoverability of indefinite-lived intangible assets and goodwill annually in the fourth quarter of each fiscal year and upon the occurrence of certain events. These impairment assessments are performed for each of our two reporting units — Neiman Marcus and Bergdorf Goodman.

6. Long-term Debt

The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	October 27, 2018	July 28, 2018	October 28, 2017

Asset-Based Revolving Credit Facility	variable	$366,000	$159,000	$339,000
mytheresa.com Credit Facilities (1)	variable	—	—	4,869
Senior Secured Term Loan Facility	variable	2,802,850	2,810,207	2,832,276
Cash Pay Notes	8.00%	960,000	960,000	960,000
PIK Toggle Notes	8.75%/9.50%	658,354	658,354	628,500
2028 Debentures	7.125%	122,944	122,890	122,731
Total debt		4,910,148	4,710,451	4,887,376
Less: current portion of Senior Secured Term Loan Facility		(29,426)	(29,426)	(29,426)
Less: unamortized debt issuance costs		(52,255)	(57,873)	(74,726)
Long-term debt, net of debt issuance costs		$4,828,467	$4,623,152	$4,783,224

(1)	Subsequent to the Distribution, balances of MyTheresa are excluded at October 27, 2018.

Asset-Based Revolving Credit Facility.  At October 27, 2018, we have an Asset-Based Revolving Credit Facility with a maximum committed borrowing capacity of $900.0 million.  The Asset-Based Revolving Credit Facility matures on July 25, 2021 (or July 25, 2020 if our obligations under our Senior Secured Term Loan Facility or any permitted refinancing thereof have not been repaid or the maturity date thereof has not been extended to October 25, 2021 or later). At October 27, 2018, we had outstanding borrowings of $366.0 million under this facility, outstanding letters of credit of $1.3 million and unused commitments of $532.8 million, subject to a borrowing base, of which $90.0 million of such capacity is available to us subject to certain restrictions as more fully described below.

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

At October 27, 2018, borrowings under the Asset-Based Revolving Credit Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Deutsche Bank AG New York Branch (the administrative agent), (2) the federal funds effective rate plus ½ of 1.00% and (3) the adjusted one-month LIBOR plus 1.00% or (b) LIBOR, subject to certain adjustments, in each case plus an applicable margin of 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings at October 27, 2018. The applicable margin is based on the average historical excess availability under the Asset-Based Revolving Credit Facility, and is up to 1.00% with respect to base rate borrowings and up to 2.00% with respect to LIBOR borrowings, in each case with one 0.25% step down based on achievement and maintenance of a certain senior secured first lien net leverage ratio (as defined in the credit agreement governing the Asset-Based Revolving Credit Facility). The weighted average interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 4.28% at October 27, 2018. In addition, we are required to pay a commitment fee in respect of unused commitments at a rate of up to 0.375% per annum. We must also pay customary letter of credit fees and agency fees.

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

The Asset-Based Revolving Credit Facility is guaranteed by Holdings and each of our current and future direct and indirect wholly owned subsidiaries (subsidiary guarantors) other than (a) unrestricted subsidiaries, (b) certain immaterial subsidiaries, (c) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (d) certain holding companies of foreign subsidiaries, (e) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (f) any subsidiary that is prohibited by applicable law or contractual obligation from acting as a guarantor or which would require governmental approval to provide a guarantee. At October 27, 2018, the assets of non-guarantor subsidiaries, primarily Nancy Holdings LLC, which holds legal title to certain real property used by us in conducting our operations, aggregated $89.7 million, or 1.2% of consolidated total assets. All obligations under the Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions by substantially all of the assets of Holdings, the Company and the subsidiary guarantors.

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

For a more detailed description of the Asset-Based Revolving Credit Facility, refer to Note 7 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 28, 2018.

Senior Secured Term Loan Facility.  We have a credit agreement and related security and other agreements for the $2,950.0 million Senior Secured Term Loan Facility. At October 27, 2018, the outstanding balance under the Senior Secured Term Loan Facility was $2,802.9 million. The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

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

At October 27, 2018, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Credit Suisse AG (the administrative agent), (2) the federal funds effective rate plus ½ of 1.00% and (3) the adjusted one-month LIBOR plus 1.00%, or (b) an adjusted

LIBOR (for a period equal to the relevant interest period, and in any event, never less than 1.00%), subject to certain adjustments, in each case plus an applicable margin. The applicable margin is up to 2.25% with respect to base rate borrowings and up to 3.25% with respect to LIBOR borrowings. The applicable margin is subject to adjustment based on our senior secured first lien net leverage ratio. The applicable margin with respect to outstanding LIBOR borrowings was 3.25% at October 27, 2018.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 5.53% at October 27, 2018.

Subject to certain exceptions and reinvestment rights, the Senior Secured Term Loan Facility requires that 100% of the net cash proceeds from certain asset sales and debt issuances and 50% (which percentage will be reduced to 25% if our senior secured first lien net leverage ratio, as defined in the credit agreement governing the Senior Secured Term Loan Facility, is equal to or less than 4.0 to 1.0 but greater than 3.5 to 1.0 and will be reduced to 0% if our senior secured first lien net leverage ratio is equal to or less than 3.5 to 1.0) from excess cash flow, as defined in the credit agreement governing the Senior Secured Term Loan Facility, for each of our fiscal years (commencing with the period ended July 26, 2015) must be used to prepay outstanding term loans under the Senior Secured Term Loan Facility at 100% of the principal amount to be prepaid, plus accrued and unpaid interest. We were not required to prepay any outstanding term loans pursuant to the annual excess cash flow requirements for fiscal year 2018.

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

The Senior Secured Term Loan Facility is guaranteed by Holdings and each of our current and future subsidiary guarantors other than (a) unrestricted subsidiaries, (b) certain immaterial subsidiaries, (c) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (d) certain holding companies of foreign subsidiaries, (e) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (f) any subsidiary that is prohibited by applicable law or contractual obligation from acting as a guarantor or which would require governmental approval to provide a guarantee. At October 27, 2018, the assets of non-guarantor subsidiaries, primarily Nancy Holdings LLC, which holds legal title to certain real property used by us in conducting our operations, aggregated $89.7 million, or 1.2% of consolidated total assets. All obligations under the Senior Secured Term Loan Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of Holdings, the Company and the subsidiary guarantors.

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

For a more detailed description of the Senior Secured Term Loan Facility, refer to Note 7 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 28, 2018.

Cash Pay Notes.  The Company, along with Mariposa Borrower, Inc. as co-issuer, incurred indebtedness in the form of $960.0 million aggregate principal amount of 8.00% Senior Cash Pay Notes due 2021.  Interest on the Cash Pay Notes is payable semi-annually in arrears on each April 15 and October 15.  The Cash Pay Notes are guaranteed by the same entities that guarantee the Senior Secured Term Loan Facility, other than Holdings.  The Cash Pay Notes are unsecured and the guarantees are full and unconditional.  At October 27, 2018, the redemption price at which we may redeem the Cash Pay Notes, in whole or in part, as set forth in the indenture governing the Cash Pay Notes, was 102.000%. The Cash Pay Notes mature on October 15, 2021.

For a more detailed description of the Cash Pay Notes, refer to Note 7 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 28, 2018.

PIK Toggle Notes.  The Company, along with Mariposa Borrower, Inc. as co-issuer, incurred indebtedness in the form of $600.0 million aggregate principal amount of 8.75%/9.50% Senior PIK Toggle Notes due 2021. At October 27, 2018, the outstanding balance under the PIK Toggle Notes was $658.4 million. The PIK Toggle Notes are guaranteed by the same entities that guarantee the Senior Secured Term Loan Facility, other than Holdings. The PIK Toggle Notes are unsecured and the guarantees are full and unconditional. At October 27, 2018, the redemption price at which we may redeem the PIK Toggle Notes, in whole or in part, as set forth in the indenture governing the PIK Toggle Notes, was 102.188%. The PIK Toggle Notes mature on October 15, 2021.

Interest on the PIK Toggle Notes is payable semi-annually in arrears on each April 15 and October 15. Prior to October 2018, interest on the PIK Toggle Notes, subject to certain restrictions, was payable (i) entirely in cash ("Cash Interest"), (ii) entirely by increasing the principal amount of the PIK Toggle Notes by the relevant interest payment amount ("PIK Interest"), or (iii) 50% in Cash Interest and 50% in PIK Interest. Cash Interest on the PIK Toggle Notes accrues at a rate of 8.75% per annum.  PIK Interest on the PIK Toggle Notes accrued at a rate of 9.50% per annum. Interest on the PIK Toggle Notes was paid entirely in cash for the first seven interest payments. We elected to pay the October 2017 and April 2018 interest payments in the form of PIK Interest, which resulted in the issuance of additional PIK Toggle Notes of $28.5 million in October 2017 and $29.9 million in April 2018. We did not elect to pay interest in the form of PIK Interest or partial PIK Interest with respect to the interest payment in October 2018. All future interest payments are required to be paid in Cash Interest.

For a more detailed description of the PIK Toggle Notes, refer to Note 7 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 28, 2018.

2028 Debentures.  NMG has outstanding $125.0 million aggregate principal amount of our 7.125% Senior Debentures due 2028.  The 2028 Debentures are secured by a first lien security interest on certain collateral subject to liens granted under the Senior Secured Credit Facilities. The 2028 Debentures are guaranteed on an unsecured, senior basis by the Company.  The guarantee is full and unconditional.  The 2028 Debentures are not guaranteed by any of NMG's subsidiaries. At October 27, 2018, NMG's subsidiaries consisted principally of (i) Bergdorf Goodman, Inc., through which we conduct the operations of our Bergdorf Goodman brand, (ii) NM Nevada Trust, which holds legal title to certain real property and intangible assets used by us in conducting our operations and (iii) Nancy Holdings LLC, which holds legal title to certain real property used by us in conducting our operations.  The 2028 Debentures include certain restrictive covenants and a cross-acceleration provision in respect of any other indebtedness that has an aggregate principal amount exceeding $15.0 million.  The 2028 Debentures mature on June 1, 2028.
For a more detailed description of the 2028 Debentures, refer to Note 7 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 28, 2018.

Maturities of Long-term Debt.  At October 27, 2018, annual maturities of long-term debt during the current and next five fiscal years and thereafter are as follows (in millions):

October 28, 2018 through August 3, 2019	$22.1
2020	29.4
2021	3,117.4
2022	1,618.4
2023	—
2024	—
Thereafter	122.9

The previous table does not reflect future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

Interest Expense, net.  The significant components of interest expense are as follows:

	Thirteen weeks ended
(in thousands)	October 27, 2018	October 28, 2017

Asset-Based Revolving Credit Facility	$2,625	$2,313
Senior Secured Term Loan Facility	36,311	33,418
Cash Pay Notes	19,200	19,200
PIK Toggle Notes	14,401	14,362
2028 Debentures	2,227	2,227
Amortization of debt issue costs	6,121	6,117
Capitalized interest	(960)	(1,723)
Other, net	624	184
Interest expense, net	$80,549	$76,098

7. Derivative Financial Instruments

Interest Rate Swaps. At October 27, 2018, we had outstanding floating rate debt obligations of $3,168.9 million. In April and June of 2016, we entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,400.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness. These swap agreements hedge a portion of our contractual floating rate interest commitments related to our Senior Secured Term Loan Facility from December 2016 to October 2020. As a result of the April 2016 swap agreements, our effective interest rate as to $700.0 million of floating rate indebtedness will be fixed at 4.9120% from December 2016 through October 2020. As a result of the June 2016 swap agreements, our effective interest rate as to an additional $700.0 million of floating rate indebtedness will be fixed at 4.7395% from December 2016 to October 2020. The fair value of our interest rate swap agreements was a gain of $34.9 million at October 27, 2018, $35.6 million at July 28, 2018 and $11.4 million at October 28, 2017, which amounts were included in other long-term assets. The interest rate swap agreements expire in October 2020.

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
A summary of the recorded amounts related to our interest rate swaps reflected in our Condensed Consolidated Statements of Operations is as follows:

	Thirteen weeks ended
(in thousands)	October 27, 2018	October 28, 2017

Realized hedging loss (gain) related to interest rate swaps – included in net interest expense	$(1,922)	$1,239

The amount of net gains recorded in other comprehensive earnings at October 27, 2018 that is expected to be reclassified into net interest expense in the next 12 months, if interest rates remain unchanged, is approximately $14.8 million.

8. Income Taxes

Our effective income tax rates are as follows:

	Thirteen weeks ended
	October 27, 2018	October 28, 2017

Effective income tax rate	25.7%	41.9%

Our effective income tax rate of 25.7% on the loss for the first quarter of fiscal year 2019 exceeded the federal statutory rate of 21% due primarily to state income taxes. Our effective income tax rate of 41.9% on the loss for the first quarter of fiscal year 2018 exceeded the previous federal statutory rate of 35% due primarily to state and foreign income taxes.

At October 27, 2018, the gross amount of unrecognized tax benefits was $1.3 million ($1.0 million of which would impact our effective tax rate, if recognized).  We classify interest and penalties as a component of income tax expense and our liability for accrued interest and penalties was $0.3 million at October 27, 2018, $0.3 million at July 28, 2018 and $0.4 million at October 28, 2017.

We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Internal Revenue Service ("IRS") is conducting an audit of our short-year 2014 (subsequent to the Acquisition) and fiscal years 2015 through 2017 federal income tax returns. With respect to state, local and foreign jurisdictions, with limited exceptions, we are no longer subject to income tax audits for fiscal years before 2013. We believe our recorded tax liabilities as of October 27, 2018 are sufficient to cover any potential assessments made by the IRS or other taxing authorities and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances. We believe it is reasonably possible that adjustments to the amounts of our unrecognized tax benefits could occur within the next 12 months as a result of settlements with tax authorities or expiration of statutes of limitations. At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

Subsequent to the Acquisition, Parent and its subsidiaries, including the Company, file U.S. federal income taxes as a consolidated group. The Company has elected to be treated as a corporation for U.S. federal income tax purposes and all operations of Parent are conducted through its subsidiaries, including the Company. Income taxes incurred by Parent with respect to the Company's operations are reflected in the Condensed Consolidated Financial Statements of the Company. The Company’s financial statements recognize the current and deferred income tax consequences that result from the Company’s activities during the current and preceding periods as if the Company were a separate taxpayer rather than a member of the Parent company’s consolidated income tax return group.

9. Employee Benefits

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

Our obligations for employee benefit plans, included in other long-term liabilities, are as follows:

(in thousands)	October 27, 2018	July 28, 2018	October 28, 2017

Pension Plan	$213,950	$202,820	$236,229
SERP Plan	100,390	98,814	111,596
Postretirement Plan	2,933	2,935	6,537
	317,273	304,569	354,362
Less: current portion	(6,550)	(6,441)	(6,679)
Long-term portion of benefit obligations	$310,723	$298,128	$347,683

Funding Policy and Status.  Our policy is to fund the Pension Plan at or above the minimum level required by law. As of October 27, 2018, we believe we will be required to contribute $27.6 million to the Pension Plan in fiscal year 2019, of which $5.2 million has been funded as of October 27, 2018. In fiscal year 2018, we were required to contribute $25.2 million to the Pension Plan.

Cost of Benefits. The components of the expenses we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Thirteen weeks ended
(in thousands)	October 27, 2018	October 28, 2017

Pension Plan:
Interest cost	$5,753	$4,973
Expected return on plan assets	(5,488)	(5,396)
Net amortization of losses	199	170
Pension Plan expense (income)	$464	$(253)

SERP Plan:
Interest cost	$940	$844
SERP Plan expense	$940	$844

Postretirement Plan:
Interest cost	$25	$51
Net amortization of gains	(556)	(180)
Postretirement Plan income	$(531)	$(129)

Employee Vacation Benefit Liability.  We enacted changes to our vacation policy effective in fiscal year 2019. Pursuant to the provisions of our new vacation policy, vacation hours earned during each fiscal year must be taken during that fiscal year. Any accrued but unused vacation is forfeited at the end of the fiscal year subject to statutory requirements in certain states precluding such forfeitures. In fiscal year 2018, we recorded a non-cash gain of $19.5 million, of which amount $1.2 million was recorded in the first quarter, within selling, general and administrative expenses, in connection with the reduction of our liability for unused vacation prior to the effective date of our new vacation policy.

10. Commitments and Contingencies

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

The Company has several wage and hour putative class action matters pending in California. The earliest, filed in December 2015 and amended in February 2016, was filed against The Neiman Marcus Group, Inc. by Holly Attia and seven other named plaintiffs, seeking to certify a class of non-exempt employees for alleged violations for failure to pay overtime wages, failure to provide meal and rest breaks, failure to reimburse business expenses, failure to timely pay wages due at termination and failure to provide accurate itemized wage statements. Plaintiffs also allege derivative claims for restitution under California unfair competition law and a representative claim for penalties under the California Labor Code Private Attorneys General Act ("PAGA"), and all related damages for alleged violations (restitution, statutory penalties under PAGA, and attorneys' fees, interest and costs of suit). The case was removed to the U.S. District Court for the Central District of California in March 2016, and the Company filed a motion to compel arbitration and requested to stay the PAGA claim. In June 2016, the court granted the motion and compelled arbitration of the individual claims. The court retained jurisdiction of the PAGA claim and stayed that claim pending the outcome of arbitration. In October 2016, the court granted the plaintiffs' motion for reconsideration of the arbitration decision based on a recent decision by the Ninth Circuit Court of Appeals in Morris v. Ernst & Young, LLP, and reversed its order compelling arbitration. The Company appealed. The parties reached an agreement in principle to settle this case, subject to court approval. The motion for preliminary approval of the settlement was filed with the court on July 24, 2018. On September 5, 2018, the district court preliminarily approved the settlement, and the final approval hearing is scheduled for February 25, 2019. The associated appeal has been administratively closed due to the pending settlement of the underlying action. A PAGA representative action filed by Xuan Hien

Nguyen asserting the same factual allegations as the plaintiff in Attia will be resolved in connection with the Attia settlement, as Nguyen and her claims have been amended into Attia. A PAGA representative action filed by Milca Connolly asserting substantially identical claims and a putative class and representative action filed by Ondrea Roces and Sophia Ahmed seeking to certify a class of current and former sales associates for alleged failure to pay wages for all hours worked, recordkeeping and wage statement violations, and failure to timely pay wages due at termination have been stayed pending the settlement approval process in Attia.

On October 24, 2017, a putative class action complaint was filed against The Neiman Marcus Group LLC and the Company’s Health and Welfare Benefit Plan in the U.S. District Court for the Western District of Washington by a plan beneficiary alleging violations of the Federal Mental Health Parity Act and the Affordable Care Act through the Employment Retirement Income Security Act of 1974 ("ERISA") in connection with the alleged failure to cover particular treatments for developmental health conditions. The parties have agreed to a settlement with the named plaintiffs, in which they have agreed not to pursue their class claims. On November 6, 2018, the court dismissed the named plaintiffs' claims with prejudice and the claims of the putative class members without prejudice.

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

On August 7, 2014, a putative class action complaint was filed against The Neiman Marcus Group LLC in Los Angeles County Superior Court by a customer, Linda Rubenstein, in connection with the Company's Last Call stores in California. Ms. Rubenstein alleges that the Company has violated various California consumer protection statutes by implementing a marketing and pricing strategy that suggests that clothing sold at Last Call stores in California was originally offered for sale at full-line Neiman Marcus stores when allegedly, it was not, and that the Company lacks adequate information to support its comparative pricing labels. In September 2014, we removed the case to the U.S. District Court for the Central District of California. After dismissing Ms. Rubenstein’s original and first amended complaint, the court dismissed her second amended complaint in its entirety in May 2015, without leave to amend, and Ms. Rubenstein appealed. In April 2017, the Court of Appeal reversed, holding that Ms. Rubenstein’s allegations were sufficient to proceed past the pleadings stage of litigation. The case was transferred back to the district court. On September 7, 2017, the district court issued an order permitting Ms. Rubenstein to file a proposed Third Amended Complaint, which modifies the putative class period. Additionally, Ms. Rubenstein filed a motion for class certification, which was fully briefed by both parties. The parties reached an agreement in principle to settle the case, subject to court approval. A notice of settlement was filed, and the hearing on Ms. Rubenstein’s motion for class certification was vacated. On October 1, 2018, the court granted final approval of the settlement and entered judgment accordingly. The deadline to appeal the judgment expired with no appeals, and thus the settlement is final. As of October 27, 2018, our recorded reserve related to this matter represents the remaining settlement liability paid in November 2018.

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

Cyber-Attack Class Actions Litigation. In January 2014, three class actions relating to a cyber-attack on our computer systems in 2013 (the "Cyber-Attack") were filed and later voluntarily dismissed by the plaintiffs between February and April 2014. The plaintiffs had alleged negligence and other claims in connection with their purchases by payment cards and sought monetary and injunctive relief. Three additional putative class actions relating to the Cyber-Attack were filed in March and April 2014, also alleging negligence and other claims in connection with plaintiffs’ purchases by payment cards. Two of the cases were voluntarily dismissed. The third case, Hilary Remijas v. The Neiman Marcus Group, LLC, was filed on March 12, 2014 in the U.S. District Court for the Northern District of Illinois. On June 2, 2014, an amended complaint in the Remijas case was filed, which added three plaintiffs (Debbie Farnoush and Joanne Kao, California residents; and Melissa Frank, a New York resident) and asserted claims for negligence, implied contract, unjust enrichment, violation of various consumer protection statutes, invasion of privacy and violation of state data breach laws. The Company moved to dismiss the Remijas amended complaint, and the court granted the Company's motion on the grounds that the plaintiffs lacked standing due to their failure to demonstrate an actionable injury. Plaintiffs appealed the district court's order dismissing the case to the Seventh Circuit Court of Appeals, and the Seventh Circuit Court of Appeals reversed the district court's ruling, remanding the case back to the district court. The Company filed a petition for rehearing en banc, which the Seventh Circuit Court of Appeals denied. The Company filed a motion for dismissal on other grounds, which the court denied. The parties jointly requested, and the court granted, an extension of time for filing a responsive pleading, which was due on December 28, 2016. On February 9, 2017, the court denied the parties' request for another extension of time, dismissed the case without prejudice, and stated that plaintiffs could file a motion to reinstate. On March 8, 2017, plaintiffs filed a motion to reinstate, which the court granted on March 16, 2017. On March 17, 2017, plaintiffs filed a motion seeking preliminary approval of a class action settlement resolving this action, which the court granted on June 21, 2017. On August 21, 2017, plaintiffs moved for final approval of the proposed settlement. In September 2017, purported settlement class members filed two objections to the settlement, and plaintiffs and the Company filed responses to the objections on October 19, 2017. At the fairness hearing on October 26, 2017, the Court ordered supplemental briefing on the objections. Objectors filed a supplemental brief in support of their objections on November 9, 2017, and plaintiffs and the Company filed their supplemental responses to the objections on November 21, 2017. On January 16, 2018, an order was issued by the District Court reassigning the case to Judge Sharon Johnson Coleman due to the prior judge’s retirement. On September 17, 2018, Judge Coleman denied final approval of the proposed settlement and decertified the settlement class. Judge Coleman has set a status conference for this matter for December 10, 2018. At this point, we are unable to predict the developments in, outcome of or other consequences related to this matter.

In addition to class actions litigation, payment card companies and associations may require us to reimburse them for unauthorized card charges and costs to replace cards and may also impose fines or penalties in connection with the security incident, and enforcement authorities may also impose fines or seek other remedies against us. We have also incurred other costs associated with this security incident, including legal fees, investigative fees, costs of communications with customers and credit monitoring services provided to our customers. We expect to continue to incur costs associated with maintaining appropriate security measures and otherwise complying with our obligations. We will continue to evaluate these matters based on subsequent events, new information and future circumstances.

Other.  We had $1.3 million of irrevocable letters of credit and $3.5 million in surety bonds outstanding at October 27, 2018, relating primarily to merchandise imports and state sales tax and utility requirements.

11. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss by component (amounts are recorded net of related income taxes):

(in thousands)	Foreign Currency Translation Adjustments	Unrealized Gains on Financial Instruments	Unfunded Benefit Obligations	Total

Balance, July 28, 2018	$(7,156)	$22,253	$(37,394)	$(22,297)
Other comprehensive (loss) earnings	(1,502)	576	(13,731)	(14,657)
Amounts reclassified to earnings, net	—	(1,424)	—	(1,424)
Distribution to Parent	8,658	—	—	8,658
Reclassification of stranded tax effects	—	2,885	(10,482)	(7,597)
Balance, October 27, 2018	$—	$24,290	$(61,607)	$(37,317)

The amounts reclassified from accumulated other comprehensive loss to earnings, net are recorded within interest expense on the Condensed Consolidated Statements of Operations.

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

Accounting for Stock Options. We currently account for stock options issued to certain optionees who will become retirement eligible prior to the expiration of their stock options and certain options held by our former Chief Executive Officer ("Eligible Optionees") as variable awards using the liability method as these optionees could receive a cash settlement of their awards should Parent exercise its repurchase rights with respect to such shares. Under the liability method, we recognize the estimated liability for option awards held by Eligible Optionees over the vesting periods of such awards. In periods in which the estimated fair value of our equity increases, we increase our stock compensation liability. Conversely, in periods in which the estimated fair value of our equity decreases, we reduce our stock compensation liability. These increases/decreases are recorded as stock compensation expense and are included in selling, general and administrative expenses. With respect to time-vested options held by non-Eligible Optionees, such options are effectively forfeited should the optionee voluntarily leave the Company without good reason or be terminated for cause prior to an IPO. As a result, we currently record no expense or liability with respect to such options. With respect to performance-vested options, such options are effectively forfeited should the optionee voluntarily leave the Company without good reason or be terminated for cause prior to achievement of the performance condition. As a result, we currently record no expense or liability with respect to such options. At October 27, 2018, an aggregate of 48,788 Co-Invest Options and time-vested options were held by Eligible Optionees. The recorded liability with respect to such options was $7.5 million at October 27, 2018, $7.8 million at July 28, 2018 and $3.7 million at October 28, 2017.

The following table sets forth certain summary information with respect to our stock options for the periods indicated:

	Thirteen weeks ended
	October 27, 2018
(in actuals)	Shares	Weighted Average Exercise Price
Outstanding at July 28, 2018	183,506	$597
Granted	12,511	744
Forfeited	(3,511)	813
Expired	(5,160)	450
Outstanding at October 27, 2018	187,346	$607

Restricted Stock. At October 27, 2018, 21,486 shares of unvested restricted common stock were outstanding. The recorded liability with respect to such shares was $1.0 million at October 27, 2018, $1.0 million at July 28, 2018 and $1.5 million at October 28, 2017.

	Thirteen weeks ended
	October 27, 2018
(in actuals)	Unvested Shares	Weighted Average Grant Date Fair Value
Outstanding at July 28, 2018	19,823	$482
Granted	2,359	348
Forfeited	(696)	768
Outstanding at October 27, 2018	21,486	$458

Stock Compensation Expense. The following table summarizes our stock-based compensation expense:

	Thirteen weeks ended
(in thousands)	October 27, 2018	October 28, 2017

Stock compensation expense (benefit):
Stock options	$(241)	$4,253
Restricted stock	155	306
Total	$(86)	$4,559

In September 2017, the Compensation Committee approved grants of non-qualified Co-Invest Options (the "New Co-Invest Options") to certain continuing employees who previously held Co-Invest Options. The New Co-Invest Options have the effect of replacing the previous Co-Invest Options held by those employees, which were cancelled, and extending the expiration date to the tenth anniversary of the grant date. All other terms of the New Co-Invest Options remain unchanged from the terms of the cancelled Co-Invest Options. In the first quarter of fiscal year 2018, we recorded non-cash stock compensation expense aggregating $4.2 million related to the cancellation and replacement of the previous Co-Invest Options with the New Co-Invest Options.

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

For a more detailed description of our stock-based awards, refer to Note 13 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 28, 2018.

13. Other Expenses

Other expenses consists of the following components:

	Thirteen weeks ended
(in thousands)	October 27, 2018	October 28, 2017

Expenses incurred in connection with strategic initiatives	7,044	422
Expenses (benefits) related to store closures	—	1,318
Expenses related to Cyber-Attack, net of insurance recoveries	—	1,100
Other expenses	2,385	—
Total	$9,429	$2,840

We incurred consulting and professional fees in connection with key strategic operations projects and the implementation of strategic initiatives.

In connection with our assessment of our Last Call footprint, we closed 14 stores in fiscal year 2018. Expenses related to these store closures consisted primarily of severance and store closing costs.

We discovered in January 2014 that malicious software was clandestinely installed on our computer systems (the "Cyber-Attack"). Expenses related to the Cyber-Attack in the first quarter of fiscal year 2018 consisted primarily of legal expenses.

We also incurred other expenses related to an organizational and operational realignment, primarily severance costs, in the first quarter of fiscal year 2019.

14. Condensed Consolidating Financial Information (with respect to NMG's obligations under the Senior Secured Credit Facilities, Cash Pay Notes and PIK Toggle Notes)

All of NMG’s obligations under the Senior Secured Credit Facilities are guaranteed by Holdings and our current and future direct and indirect wholly owned subsidiaries, subject to exceptions as more fully described in Note 6.  All of NMG's obligations under the Cash Pay Notes and the PIK Toggle Notes are guaranteed by the same entities that guarantee the Senior Secured Credit Facilities, other than Holdings. Currently, the Company’s non-guarantor subsidiaries under the Senior Secured Credit Facilities, Cash Pay Notes and PIK Toggle Notes consist principally of Nancy Holdings LLC, which holds legal title to certain real property used by us in conducting our operations and described below under "— Results of Operations and Financial Condition of Unrestricted Subsidiaries". Prior to the Distribution in September 2018, the Company’s non-guarantor subsidiaries under the Senior Secured Credit Facilities, Cash Pay Notes and PIK Toggle Notes also included NMG Germany GmbH, through which we conducted the operations of MyTheresa.

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

	October 27, 2018
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$35,903	$841	$988	$—	$37,732
Credit card receivables	—	49,242	—	—	—	49,242
Merchandise inventories	—	1,012,697	174,266	—	—	1,186,963
Other current assets	—	193,408	15,136	—	(586)	207,958
Total current assets	—	1,291,250	190,243	988	(586)	1,481,895
Property and equipment, net	—	1,319,009	136,366	88,670	—	1,544,045
Intangible assets, net	—	447,235	2,192,058	—	—	2,639,293
Goodwill	—	1,338,843	414,402	—	—	1,753,245
Other long-term assets	—	42,916	1,083	—	—	43,999
Investments in subsidiaries	448,751	2,902,125	—	—	(3,350,876)	—
Total assets	$448,751	$7,341,378	$2,934,152	$89,658	$(3,351,462)	$7,462,477
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$336,356	$—	$—	$—	$336,356
Accrued liabilities	—	386,473	114,258	955	(586)	501,100
Current portion of long-term debt	—	29,426	—	—	—	29,426
Total current liabilities	—	752,255	114,258	955	(586)	866,882
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,828,467	—	—	—	4,828,467
Deferred income taxes	—	691,249	—	—	—	691,249
Other long-term liabilities	—	620,656	7,372	(900)	—	627,128
Total long-term liabilities	—	6,140,372	7,372	(900)	—	6,146,844
Total member equity	448,751	448,751	2,812,522	89,603	(3,350,876)	448,751
Total liabilities and member equity	$448,751	$7,341,378	$2,934,152	$89,658	$(3,351,462)	$7,462,477

	July 28, 2018
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$33,121	$683	$4,706	$—	$38,510
Credit card receivables	—	30,551	—	3,138	—	33,689
Merchandise inventories	—	844,429	145,967	125,443	—	1,115,839
Other current assets	—	111,279	10,348	2,781	(586)	123,822
Total current assets	—	1,019,380	156,998	136,068	(586)	1,311,860
Property and equipment, net	—	1,327,509	138,740	103,655	—	1,569,904
Intangible assets, net	—	1,338,843	414,402	130,624	—	1,883,869
Goodwill	—	459,512	2,203,322	72,469	—	2,735,303
Other long-term assets	—	43,863	1,104	—	—	44,967
Investments in subsidiaries	759,181	3,194,802	—	—	(3,953,983)	—
Total assets	$759,181	$7,383,909	$2,914,566	$442,816	$(3,954,569)	$7,545,903
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$281,488	$—	$37,481	$—	$318,969
Accrued liabilities	—	406,072	69,979	35,824	(586)	511,289
Current portion of long-term debt	—	29,426	—	—	—	29,426
Total current liabilities	—	716,986	69,979	73,305	(586)	859,684
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,623,152	—	—	—	4,623,152
Deferred income taxes	—	694,848	—	12,706	—	707,554
Other long-term liabilities	—	589,742	7,390	(800)	—	596,332
Total long-term liabilities	—	5,907,742	7,390	11,906	—	5,927,038
Total member equity	759,181	759,181	2,837,197	357,605	(3,953,983)	759,181
Total liabilities and member equity	$759,181	$7,383,909	$2,914,566	$442,816	$(3,954,569)	$7,545,903

	October 28, 2017
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$35,812	$868	$4,784	$—	$41,464
Credit card receivables	—	40,836	—	3,509	—	44,345
Merchandise inventories	—	1,066,302	178,049	97,945	—	1,342,296
Other current assets		120,568	8,597	5,763	(587)	134,341
Total current assets	—	1,263,518	187,514	112,001	(587)	1,562,446
Property and equipment, net	—	1,308,927	147,231	103,408	—	1,559,566
Intangible assets, net	—	496,771	2,237,726	74,518	—	2,809,015
Goodwill	—	1,338,844	414,402	132,145	—	1,885,391
Other long-term assets	—	21,922	1,384	—	—	23,306
Investments in subsidiaries	451,559	3,243,542	—	—	(3,695,101)	—
Total assets	$451,559	$7,673,524	$2,988,257	$422,072	$(3,695,688)	$7,839,724
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$313,887	$—	$14,043	$—	$327,930
Accrued liabilities	—	386,853	89,690	38,361	(587)	514,317
Current portion of long-term debt	—	29,426	—	—	—	29,426
Total current liabilities	—	730,166	89,690	52,404	(587)	871,673
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,778,355	—	4,869	—	4,783,224
Deferred income taxes	—	1,132,282	—	14,900	—	1,147,182
Other long-term liabilities	—	581,162	5,397	(473)	—	586,086
Total long-term liabilities	—	6,491,799	5,397	19,296	—	6,516,492
Total member equity	451,559	451,559	2,893,170	350,372	(3,695,101)	451,559
Total liabilities and member equity	$451,559	$7,673,524	$2,988,257	$422,072	$(3,695,688)	$7,839,724

	Thirteen weeks ended October 27, 2018
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$859,186	$185,142	$60,063	$—	$1,104,391
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	540,224	117,267	42,745	—	700,236
Selling, general and administrative expenses (excluding depreciation)	—	224,903	35,064	16,794	—	276,761
Depreciation expense	—	45,090	3,871	1,733	—	50,694
Amortization of intangible assets and favorable lease commitments	—	12,278	11,263	243	—	23,784
Other expenses (income)	—	9,429	—	—	—	9,429
Operating earnings (loss)	—	27,262	17,677	(1,452)	—	43,487
Benefit plan expense (income), net	—	873	—	—	—	873
Interest expense (income), net	—	80,541	—	8	—	80,549
Intercompany royalty charges (income)	—	48,951	(48,951)	—	—	—
Equity in loss (earnings) of subsidiaries	28,171	(66,054)	—	—	37,883	—
Earnings (loss) before income taxes	(28,171)	(37,049)	66,628	(1,460)	(37,883)	(37,935)
Income tax expense (benefit)	—	(8,878)	—	(886)	—	(9,764)
Net earnings (loss)	$(28,171)	$(28,171)	$66,628	$(574)	$(37,883)	$(28,171)
Total other comprehensive earnings (loss), net of tax	(16,081)	(14,579)	—	(1,502)	16,081	(16,081)
Total comprehensive earnings (loss)	$(44,252)	$(42,750)	$66,628	$(2,076)	$(21,802)	$(44,252)

	Thirteen weeks ended October 28, 2017
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$837,953	$195,499	$74,094	$—	$1,107,546
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	529,225	121,674	47,371	—	698,270
Selling, general and administrative expenses (excluding depreciation)	—	236,602	35,323	22,892	—	294,817
Depreciation expense	—	49,259	3,992	1,977	—	55,228
Amortization of intangible assets and favorable lease commitments	—	12,985	11,564	400	—	24,949
Other expenses (income)	—	2,840	—	—	—	2,840
Operating earnings (loss)	—	7,042	22,946	1,454	—	31,442
Benefit plan expense (income), net	—	463	—	—	—	463
Interest expense (income), net	—	76,130	—	(32)	—	76,098
Intercompany royalty charges (income)	—	39,433	(39,433)	—	—	—
Equity in loss (earnings) of subsidiaries	26,217	(64,285)	—	—	38,068	—
Earnings (loss) before income taxes	(26,217)	(44,699)	62,379	1,486	(38,068)	(45,119)
Income tax expense (benefit)	—	(18,482)	—	(420)	—	(18,902)
Net earnings (loss)	$(26,217)	$(26,217)	$62,379	$1,906	$(38,068)	$(26,217)
Total other comprehensive earnings (loss), net of tax	10,397	4,243	—	6,154	(10,397)	10,397
Total comprehensive earnings (loss)	$(15,820)	$(21,974)	$62,379	$8,060	$(48,465)	$(15,820)

	Thirteen weeks ended October 27, 2018
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$(28,171)	$(28,171)	$66,628	$(574)	$(37,883)	$(28,171)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	63,489	15,134	1,976	—	80,599
Deferred income taxes	—	(1,048)	—	(433)	—	(1,481)
Other	—	(743)	3	231	—	(509)
Intercompany royalty income payable (receivable)	—	48,951	(48,951)	—	—	—
Equity in loss (earnings) of subsidiaries	28,171	(66,054)	—	—	37,883	—
Changes in operating assets and liabilities, net	—	(177,352)	(31,446)	(20,014)	—	(228,812)
Net cash provided by (used for) operating activities	—	(160,928)	1,368	(18,814)	—	(178,374)
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	—	(35,933)	(1,210)	(462)	—	(37,605)
Net cash provided by (used for) investing activities	—	(35,933)	(1,210)	(462)	—	(37,605)
CASH FLOWS - FINANCING ACTIVITIES
Borrowings under revolving credit facilities	—	482,000	—	18,970	—	500,970
Repayment of borrowings	—	(282,357)	—	(1,223)	—	(283,580)
Distribution to Parent	—	—	—	(2,181)	—	(2,181)
Net cash provided by (used for) financing activities	—	199,643	—	15,566	—	215,209
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(8)	—	(8)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	2,782	158	(3,718)	—	(778)
Beginning balance	—	33,121	683	4,706	—	38,510
Ending balance	$—	$35,903	$841	$988	$—	$37,732

	Thirteen weeks ended October 28, 2017
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$(26,217)	$(26,217)	$62,379	$1,906	$(38,068)	$(26,217)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	68,361	15,556	2,377	—	86,294
Deferred income taxes	—	(14,418)	—	(173)	—	(14,591)
Payment-in-kind interest	—	14,362	—	—	—	14,362
Other	—	1,068	324	(2,624)	—	(1,232)
Intercompany royalty income payable (receivable)	—	39,433	(39,433)	—	—	—
Equity in loss (earnings) of subsidiaries	26,217	(64,285)	—	—	38,068	—
Changes in operating assets and liabilities, net	—	(58,251)	(36,671)	(20,800)	—	(115,722)
Net cash provided by (used for) operating activities	—	(39,947)	2,155	(19,314)	—	(57,106)
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	—	(21,185)	(1,936)	(1,539)	—	(24,660)
Net cash provided by (used for) investing activities	—	(21,185)	(1,936)	(1,539)	—	(24,660)
CASH FLOWS - FINANCING ACTIVITIES
Borrowings under revolving credit facilities	—	186,000	—	5,793	—	191,793
Repayment of borrowings	—	(117,357)		(891)	—	(118,248)
Net cash provided (used for) by financing activities	—	68,643	—	4,902	—	73,545
Effect of exchange rate changes on cash and cash equivalents	—	—	—	446	—	446
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	7,511	219	(15,505)	—	(7,775)
Beginning balance	—	28,301	649	20,289	—	49,239
Ending balance	$—	$35,812	$868	$4,784	$—	$41,464

Results of Operations and Financial Condition of Unrestricted Subsidiaries. On March 10, 2017, the Board of Directors of Parent designated certain of our subsidiaries as "unrestricted subsidiaries" for purposes of the indenture governing the Cash Pay Notes and the indenture governing the PIK Toggle Notes. These subsidiaries were previously or simultaneously designated as "unrestricted subsidiaries" under the Asset-Based Revolving Credit Facility and the Senior Secured Term Loan Facility and consist of (i) the entities through which we conducted the operations of MyTheresa prior to its distribution to Parent in September 2018 and (ii) Nancy Holdings LLC, which holds legal title to certain real property located in McLean, Virginia, San Antonio, Texas and Longview, Texas used by us in conducting our operations.

Pursuant to the terms of the indentures governing the Cash Pay Notes and the PIK Toggle Notes, we are presenting the following financial information with respect to the unrestricted subsidiaries separate from the Company and its restricted subsidiaries. The financial information of NMG Germany GmbH for the thirteen weeks ended October 28, 2017 was substantially the same as the financial information presented for "Non-Guarantor Subsidiaries" for such period included in the tables above in this Note 14. The difference in net earnings (loss) of the unrestricted subsidiaries for the thirteen weeks ended October 27, 2018 compared to the net earnings (loss) of the non-guarantor subsidiaries for such period, as presented in the tables above in this Note 14, consisted primarily of a net interest income of approximately $2.1 million associated with an intercompany note payable by the MyTheresa unrestricted subsidiaries and, prior to the Distribution, held by NMG International LLC, which is a non-guarantor restricted subsidiary.

This information may not necessarily be indicative of the financial condition and results of operations of the unrestricted subsidiaries had they operated as independent entities during the periods presented.

(in thousands)	October 27, 2018	July 28, 2018	October 28, 2017

Total assets	$89,589	$442,748	$422,003
Net assets	89,534	146,300	143,593

	Thirteen weeks ended
(in thousands)	October 27, 2018	October 28, 2017

Revenues	$60,063	$74,094
Net earnings (loss)	(2,692)	381

15. Condensed Consolidating Financial Information (with respect to NMG's obligations under the 2028 Debentures)

All of NMG’s obligations under the 2028 Debentures are guaranteed by the Company.  The guarantee by the Company is full and unconditional and is subject to automatic release if the requirements for legal defeasance or covenant defeasance of the 2028 Debentures are satisfied, or if NMG’s obligations under the indenture governing the 2028 Debentures are discharged. The 2028 Debentures are not guaranteed by any of NMG's subsidiaries. At October 27, 2018, NMG's subsidiaries consisted principally of (i) Bergdorf Goodman, Inc., through which we conduct the operations of our Bergdorf Goodman brand, (ii) NM Nevada Trust, which holds legal title to certain real property and intangible assets used by NMG in conducting its operations and (iii) Nancy Holdings LLC, which holds legal title to certain real property used by NMG in conducting its operations and described in Note 14 under "— Results of Operations and Financial Condition of Unrestricted Subsidiaries". Prior to the Distribution in September 2018, NMG's subsidiaries also included NMG Germany GmbH, through which we conducted the operations of MyTheresa, and which was not a guarantor of the 2028 Debentures.

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

	October 27, 2018
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$35,903	$1,829	$—	$37,732
Credit card receivables	—	49,242	—	—	49,242
Merchandise inventories	—	1,012,697	174,266	—	1,186,963
Other current assets	—	193,408	15,136	(586)	207,958
Total current assets	—	1,291,250	191,231	(586)	1,481,895
Property and equipment, net	—	1,319,009	225,036	—	1,544,045
Intangible assets, net	—	447,235	2,192,058	—	2,639,293
Goodwill	—	1,338,843	414,402	—	1,753,245
Other long-term assets	—	42,916	1,083	—	43,999
Investments in subsidiaries	448,751	2,902,125	—	(3,350,876)	—
Total assets	$448,751	$7,341,378	$3,023,810	$(3,351,462)	$7,462,477
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$336,356	$—	$—	$336,356
Accrued liabilities	—	386,473	115,213	(586)	501,100
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	752,255	115,213	(586)	866,882
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,828,467	—	—	4,828,467
Deferred income taxes	—	691,249	—	—	691,249
Other long-term liabilities	—	620,656	6,472	—	627,128
Total long-term liabilities	—	6,140,372	6,472	—	6,146,844
Total member equity	448,751	448,751	2,902,125	(3,350,876)	448,751
Total liabilities and member equity	$448,751	$7,341,378	$3,023,810	$(3,351,462)	$7,462,477

	July 28, 2018
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$33,121	$5,389	$—	$38,510
Credit card receivables	—	30,551	3,138	—	33,689
Merchandise inventories	—	844,429	271,410	—	1,115,839
Other current assets	—	111,279	13,129	(586)	123,822
Total current assets	—	1,019,380	293,066	(586)	1,311,860
Property and equipment, net	—	1,327,509	242,395	—	1,569,904
Intangible assets, net	—	1,338,843	545,026	—	1,883,869
Goodwill	—	459,512	2,275,791	—	2,735,303
Other long-term assets	—	43,863	1,104	—	44,967
Investments in subsidiaries	759,181	3,194,802	—	(3,953,983)	—
Total assets	$759,181	$7,383,909	$3,357,382	$(3,954,569)	$7,545,903
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$281,488	$37,481	$—	$318,969
Accrued liabilities	—	406,072	105,803	(586)	511,289
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	716,986	143,284	(586)	859,684
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,623,152	—	—	4,623,152
Deferred income taxes	—	694,848	12,706	—	707,554
Other long-term liabilities	—	589,742	6,590	—	596,332
Total long-term liabilities	—	5,907,742	19,296	—	5,927,038
Total member equity	759,181	759,181	3,194,802	(3,953,983)	759,181
Total liabilities and member equity	$759,181	$7,383,909	$3,357,382	$(3,954,569)	$7,545,903

	October 28, 2017
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$35,812	$5,652	$—	$41,464
Credit card receivables	—	40,836	3,509	—	44,345
Merchandise inventories	—	1,066,302	275,994	—	1,342,296
Other current assets	—	120,568	14,360	(587)	134,341
Total current assets	—	1,263,518	299,515	(587)	1,562,446
Property and equipment, net	—	1,308,927	250,639	—	1,559,566
Intangible assets, net	—	1,338,844	546,547	—	1,885,391
Goodwill	—	496,771	2,312,244	—	2,809,015
Other long-term assets	—	21,922	1,384	—	23,306
Investments in subsidiaries	451,559	3,243,542	—	(3,695,101)	—
Total assets	$451,559	$7,673,524	$3,410,329	$(3,695,688)	$7,839,724
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$313,887	$14,043	$—	$327,930
Accrued liabilities	—	386,853	128,051	(587)	514,317
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	730,166	142,094	(587)	871,673
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,778,355	4,869	—	4,783,224
Deferred income taxes	—	1,132,282	14,900	—	1,147,182
Other long-term liabilities	—	581,162	4,924	—	586,086
Total long-term liabilities	—	6,491,799	24,693	—	6,516,492
Total member equity	451,559	451,559	3,243,542	(3,695,101)	451,559
Total liabilities and member equity	$451,559	$7,673,524	$3,410,329	$(3,695,688)	$7,839,724

	Thirteen weeks ended October 27, 2018
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$859,186	$245,205	$—	$1,104,391
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	540,224	160,012	—	700,236
Selling, general and administrative expenses (excluding depreciation)	—	224,903	51,858	—	276,761
Depreciation expense	—	45,090	5,604	—	50,694
Amortization of intangible assets and favorable lease commitments	—	12,278	11,506	—	23,784
Other expenses (income)	—	9,429	—	—	9,429
Operating earnings (loss)	—	27,262	16,225	—	43,487
Benefit plan expense (income), net	—	873	—	—	873
Interest expense (income), net	—	80,541	8	—	80,549
Intercompany royalty charges (income)	—	48,951	(48,951)	—	—
Equity in loss (earnings) of subsidiaries	28,171	(66,054)	—	37,883	—
Earnings (loss) before income taxes	(28,171)	(37,049)	65,168	(37,883)	(37,935)
Income tax expense (benefit)	—	(8,878)	(886)	—	(9,764)
Net earnings (loss)	$(28,171)	$(28,171)	$66,054	$(37,883)	$(28,171)
Total other comprehensive earnings (loss), net of tax	(16,081)	(14,579)	(1,502)	16,081	(16,081)
Total comprehensive earnings (loss)	$(44,252)	$(42,750)	$64,552	$(21,802)	$(44,252)

	Thirteen weeks ended October 28, 2017
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$837,953	$269,593	$—	$1,107,546
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	529,225	169,045	—	698,270
Selling, general and administrative expenses (excluding depreciation)	—	236,602	58,215	—	294,817
Depreciation expense	—	49,259	5,969	—	55,228
Amortization of intangible assets and favorable lease commitments	—	12,985	11,964	—	24,949
Other expenses (income)	—	2,840	—	—	2,840
Operating earnings (loss)	—	7,042	24,400	—	31,442
Benefit plan expense (income), net	—	463	—	—	463
Interest expense (income), net	—	76,130	(32)	—	76,098
Intercompany royalty charges (income)	—	39,433	(39,433)	—	—
Equity in loss (earnings) of subsidiaries	26,217	(64,285)	—	38,068	—
Earnings (loss) before income taxes	(26,217)	(44,699)	63,865	(38,068)	(45,119)
Income tax expense (benefit)	—	(18,482)	(420)	—	(18,902)
Net earnings (loss)	$(26,217)	$(26,217)	$64,285	$(38,068)	$(26,217)
Total other comprehensive earnings (loss), net of tax	10,397	4,243	6,154	(10,397)	10,397
Total comprehensive earnings (loss)	$(15,820)	$(21,974)	$70,439	$(48,465)	$(15,820)

	Thirteen weeks ended October 27, 2018
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$(28,171)	$(28,171)	$66,054	$(37,883)	$(28,171)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	63,489	17,110	—	80,599
Deferred income taxes		(1,048)	(433)	—	(1,481)
Other	—	(743)	234	—	(509)
Intercompany royalty income payable (receivable)	—	48,951	(48,951)	—	—
Equity in loss (earnings) of subsidiaries	28,171	(66,054)	—	37,883	—
Changes in operating assets and liabilities, net	—	(177,352)	(51,460)		(228,812)
Net cash provided by (used for) operating activities	—	(160,928)	(17,446)	—	(178,374)
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(35,933)	(1,672)	—	(37,605)
Net cash provided by (used for) investing activities	—	(35,933)	(1,672)	—	(37,605)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under revolving credit facilities	—	482,000	18,970	—	500,970
Repayment of borrowings	—	(282,357)	(1,223)	—	(283,580)
Distribution to Parent	—	—	(2,181)	—	(2,181)
Net cash provided by (used for) financing activities	—	199,643	15,566	—	215,209
Effect of exchange rate changes on cash and cash equivalents	—	—	(8)	—	(8)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	2,782	(3,560)	—	(778)
Beginning balance	—	33,121	5,389	—	38,510
Ending balance	$—	$35,903	$1,829	$—	$37,732

	Thirteen weeks ended October 28, 2017
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$(26,217)	$(26,217)	$64,285	$(38,068)	$(26,217)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	68,361	17,933	—	86,294
Deferred income taxes	—	(14,418)	(173)	—	(14,591)
Payment-in-kind interest	—	14,362	—	—	14,362
Other	—	1,068	(2,300)	—	(1,232)
Intercompany royalty income payable (receivable)	—	39,433	(39,433)	—	—
Equity in loss (earnings) of subsidiaries	26,217	(64,285)	—	38,068	—
Changes in operating assets and liabilities, net	—	(58,251)	(57,471)	—	(115,722)
Net cash provided by (used for) operating activities	—	(39,947)	(17,159)	—	(57,106)
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(21,185)	(3,475)	—	(24,660)
Net cash provided by (used for) investing activities	—	(21,185)	(3,475)	—	(24,660)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under revolving credit facilities	—	186,000	5,793	—	191,793
Repayment of borrowings	—	(117,357)	(891)	—	(118,248)
Net cash provided by (used for) financing activities	—	68,643	4,902	—	73,545
Effect of exchange rate changes on cash and cash equivalents	—	—	446	—	446
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	7,511	(15,286)	—	(7,775)
Beginning balance	—	28,301	20,938	—	49,239
Ending balance	$—	$35,812	$5,652	$—	$41,464

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 28, 2018.  Unless otherwise specified, the meanings of all defined terms in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") are consistent with the meanings of such terms as defined in the Notes to Condensed Consolidated Financial Statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. In many cases, forward-looking statements can generally be identified by the use of forward-looking terminology such as "may," "plan," "predict," "expect," "estimate," "intend," "would," "will," "could," "should," "anticipate," "believe," "project" or "continue" or the negative thereof or other similar expressions.

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

•
other risks, uncertainties and factors set forth in Part II – Item 1A "Risk Factors" in this report or in Part I - Item 1A "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended July 28, 2018 as filed with the Securities and Exchange Commission on September 18, 2018.

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

Overview

Neiman Marcus Group LTD LLC (the "Company") is a luxury omni-channel retailer conducting store and online operations principally under the Neiman Marcus, Bergdorf Goodman and Last Call brand names. References to "we," "our" and "us" are used to refer to the Company or collectively to the Company and its subsidiaries, as appropriate to the context.

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

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. The operations of MyTheresa are conducted primarily through the mytheresa.com website. In September 2018, substantially all of the holdings of NMG International LLC were distributed to NMG, to the Company, to Holdings and, ultimately, to Parent (the "Distribution"). These holdings consisted principally of the entities through which we had conducted the operations of MyTheresa. As a result of the Distribution, MyTheresa is no longer a subsidiary of the Company but rather a subsidiary of our Parent. The assets and liabilities of MyTheresa for periods prior to the Distribution are included in the Condensed Consolidated Balance Sheets. In addition, our Condensed Consolidated Statements of Operations for the first quarter of fiscal year 2019 include the operating results of MyTheresa only for the two months prior to the Distribution and three months of MyTheresa operating results are included in the first quarter of fiscal year 2018.

We conduct our specialty retail store and online operations on an omni-channel basis. As our store and online operations have similar economic characteristics, products, services and customers, our operations constitute a single omni-channel reportable segment.

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  All references to (i) the first quarter of fiscal year 2019 relate to the thirteen weeks ended October 27, 2018 and (ii) the first quarter of fiscal year 2018 relate to the thirteen weeks ended October 28, 2017.

As described in Note 1 to the Condensed Consolidated Financial Statements, the adoption of new accounting guidance in the first quarter of fiscal year 2019 resulted in (i) the inclusion of income from our credit card program within revenues and (ii) the reclassification of net periodic costs associated with certain of our retirement benefit plans from selling, general and administrative expenses to benefit plan expense, net. Additionally, we have determined that our previous income statement classification of certain reserves for sales returns and promotional programs resulted in the overstatement of previously reported revenues and cost of goods sold by $24.6 million in the first quarter of fiscal year 2018. We evaluated the effects of these overstatements on prior periods' consolidated financial statements, individually and in the aggregate, and concluded that no prior period is materially misstated. However, we have revised the consolidated financial statements for the periods presented herein. The corrections had no impact on net earnings (loss).

Certain amounts presented in tables are subject to rounding adjustments and, as a result, the totals in such tables may not sum.

Investments and Strategic Initiatives

We are investing in strategies to grow our revenues and profits. Strategies we have pursued and continue to pursue include:

•
Deepening customer relationships: We continue to make significant enhancements to our customer data platform to improve upon our ability to anticipate and deliver on our customers' needs and desires. These initiatives are focused on leveraging technology to personalize emails, landing pages and product recommendations. We are also working to improve the quality of data provided to our sales associates to strengthen their product recommendations.

•
Building seamless experiences: To enhance our competitive position, we believe it is critical to create one seamless and enriching shopping experience across our physical and digital environments. As a result, we are focused on offering an integrated experience to address our customers' evolving shopping behaviors.

•
Transforming how we buy and sell: We are transforming how we connect emotionally with our customers through our brand story, exceptional and unique luxury merchandise, relevant service model and store of the future.

In addition, we are making capital investments to remodel our existing stores as well as to open new stores in select markets such as New York City (currently scheduled to open in March 2019).

Summary of Results of Operations

A summary of our results of operations is as follows:

•
Revenues — Total revenues for the first quarter of fiscal year 2019 were $1,104.4 million, a decrease of 0.3% from $1,107.5 million compared to the first quarter of fiscal year 2018. Comparable sales for the first quarter of fiscal year 2019 increased 2.8% compared to the first quarter of fiscal year 2018. Sales generated by our online operations were $366.0 million, or 33.1% of revenues, in the first quarter of fiscal year 2019. Comparable sales from our online operations for the first quarter of fiscal year 2019 increased 8.9% from the first quarter of fiscal year 2018. Components of revenue are as follows:

•
Net sales generated by U.S. operations — In the first quarter of fiscal year 2019, net sales generated by U.S. operations were $1,032.7 million, an increase of 1.1% compared to the first quarter of fiscal year 2018. Comparable sales from U.S. operations for the first quarter of fiscal year 2019 increased 1.7% compared to the first quarter of fiscal year 2018.

•
Net sales generated by MyTheresa operations — Prior to its Distribution to Parent, MyTheresa generated net sales of $60.1 million, or 5.4% of consolidated revenues. MyTheresa comparable sales for the first quarter of fiscal year 2019 increased 27.3% from the corresponding prior year period.

•
Other revenues, net — In the first quarter of fiscal year 2019, other revenues, net, which primarily consists of income from our credit card program, were $11.6 million, a decrease of 2.2% compared to the first quarter of fiscal year 2018.

•
Cost of Goods Sold Including Buying and Occupancy Costs (Excluding Depreciation) ("COGS") — Compared to the corresponding periods of the prior year, COGS, as a percentage of revenues increased approximately 40 basis points in the first quarter of fiscal year 2019. The increase in COGS, as a percentage of revenues, was primarily attributable to lower net product margins related to MyTheresa operations prior to the Distribution. Excluding MyTheresa, U.S. COGS as a percentage of U.S. revenues remained flat in the first quarter of fiscal year 2019 compared to the corresponding prior year period.

At October 27, 2018, consolidated inventories totaled $1,187.0 million, an 11.6% decrease from October 28, 2017.  Merchandise inventories supporting our U.S. operations decreased 4.6% from the corresponding period of the prior year. We have worked aggressively to align our inventory levels and purchases with anticipated future customer demand.

Consolidated inventories at October 28, 2017 included $97.9 million related to MyTheresa operations. Subsequent to the Distribution, the inventory balances of MyTheresa are no longer included in our consolidated inventories.

•
Selling, General and Administrative Expenses (Excluding Depreciation) ("SG&A") — Compared to the corresponding period of the prior year, SG&A expenses decreased, as a percentage of revenues, by approximately 150 basis points in the first quarter of fiscal year 2019. The lower level of SG&A expense, as a percentage of revenues, was primarily attributable to:

•	lower net incentive compensation costs and other benefits costs;

•	lower corporate expenses, primarily professional fees; and

•	favorable payroll and related costs; partially offset by

•	higher marketing expenses related primarily to the growth of our online operations; and

•	higher pre-opening expenses primarily incurred in connection with the new Hudson Yards store opening in March 2019.

Liquidity

Net cash used for our operating activities of $178.4 million in the first quarter of fiscal year 2019 increased by $121.3 million from net cash used for operating activities of $57.1 million in the first quarter of fiscal year 2018. This increase in net cash used for our operating activities was due primarily to (i) higher bonus payments, (ii) higher cash interest requirements due primarily to cash interest payments on the PIK Toggle Notes in the first quarter of fiscal year 2019 compared to PIK interest in the first quarter of fiscal year 2018 and (iii) higher net working capital requirements. At October 27, 2018, we had $366.0 million of borrowings outstanding under our Asset-Based Revolving Credit Facility and $1.3 million letters of credit. Our borrowings under the Asset-Based Revolving Credit Facility fluctuate based on our seasonal working capital requirements, which generally peak in our first and third quarters. At October 27, 2018, we had unused borrowing commitments aggregating $532.8 million, subject to a borrowing base, of which, $90.0 million of such capacity is available to us subject to certain restrictions as more fully described in Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I — Item 1. Additionally, we held cash and cash equivalents and credit card receivables of $87.0 million bringing our available liquidity to $619.7 million at October 27, 2018. We believe that cash generated from our operations along with our existing cash balances and available sources of financing will enable us to meet our anticipated cash obligations during the next 12 months.

Outlook

Economic conditions in the luxury retail industry have been and will continue to be impacted by a number of factors, including the rate of economic growth, the volatility and uncertainty in domestic and global economic and political conditions, fluctuations in the exchange rate of the U.S. dollar against international currencies, most notably the Euro and British pound, fluctuations in crude oil and fuel prices, uncertainty regarding governmental policies and overall consumer confidence. We believe such factors could have an adverse impact on our future results of operations. As a result, we intend to operate our business and manage our cash requirements in a way that balances these economic conditions and current business trends with our long-term initiatives and growth strategies.

Results of Operations

Performance Summary

The following table sets forth certain items expressed as percentages of revenues for the periods indicated:

	Thirteen weeks ended
	October 27, 2018	October 28, 2017

Net sales	98.9%	98.9%
Other revenues, net	1.1	1.1
Total revenues	100.0	100.0
Cost of goods sold including buying and occupancy costs (excluding depreciation)	63.4	63.0
Selling, general and administrative expenses (excluding depreciation)	25.1	26.6
Depreciation expense	4.6	5.0
Amortization of intangible assets	1.0	1.1
Amortization of favorable lease commitments	1.1	1.2
Other expenses	0.9	0.3
Operating earnings	3.9	2.8
Benefit plan expense, net	0.1	—
Interest expense, net	7.3	6.9
Loss before income taxes	(3.4)	(4.1)
Income tax benefit	(0.9)	(1.7)
Net loss	(2.6)%	(2.4)%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated:

	Thirteen weeks ended
(dollars in millions, except sales per square foot and store count)	October 27, 2018	October 28, 2017

Change in comparable sales (1)
Total sales	2.8%	3.8%
Online sales	8.9%	15.4%

Percentage of revenues transacted online	33.1%	32.2%

Store count
Neiman Marcus and Bergdorf Goodman full-line stores open at end of period	44	44
Last Call stores open at end of period	24	38

Sales per square foot (2)	$116	$116

Capital expenditures (3)	$37.6	$24.7
Depreciation expense	50.7	55.2
Rent expense and related occupancy costs	27.6	28.3

Non-GAAP financial measures
EBITDA (4)	$117.1	$111.2
Adjusted EBITDA (4)	$135.3	$122.3

(1)
Comparable sales include (i) sales derived from our retail stores open for more than fifty-two weeks, including stores that have been relocated or expanded, and (ii) sales from our online operations.  Comparable sales exclude sales of closed stores.

Comparable sales for the first quarter of fiscal year 2018 exclude sales from MyTheresa in October 2017.

(2)
Sales per square foot are calculated as revenues of our Neiman Marcus and Bergdorf Goodman full-line stores for the applicable period divided by weighted average square footage.  Weighted average square footage includes a percentage of period-end square footage for new and closed stores equal to the percentage of the period during which they were open.

(3)
Amounts represent gross capital expenditures and exclude developer contributions of $2.2 million for the thirteen weeks ended October 27, 2018 and developer contribution repayments of $0.7 million for the thirteen weeks ended October 28, 2017.

(4)	For an explanation of EBITDA and Adjusted EBITDA as measures of our operating performance and a reconciliation to net loss, see "— Non-GAAP Financial Measures."

Key Factors Affecting Our Results

Revenues.  We generate our revenues from the sale of luxury merchandise. Components of our revenues include:

•
Sales of merchandise — Revenues are recognized at the point-of-sale or upon shipment of goods to the customer.  Revenues are reduced when our customers return goods previously purchased. We maintain reserves for anticipated sales returns based primarily on our historical trends. Revenues exclude sales taxes collected from our customers.

•	Delivery and processing — We generate revenues from delivery and processing charges related to certain merchandise deliveries to our customers.

•
Other revenues, net — We maintain a proprietary credit card program through which credit is extended to customers and have a related marketing and servicing alliance with a third-party credit provider.  We receive payments based on sales transacted on our proprietary credit cards.  We recognize income from our credit card program when earned.

Our revenues can be affected by the following factors:

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

In addition, our revenues are seasonal, as discussed below under "Seasonality."

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise.  These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor.  Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise.  These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold.  We received vendor allowances of $3.3 million, or 0.3% of revenues, in the first quarter of fiscal year 2019 and $3.4 million, or 0.3% of revenues, in the first quarter of fiscal year 2018. The amounts of vendor allowances we receive fluctuate based partially on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during year-to-date fiscal 2019 and 2018.

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

Advertising costs consist primarily of (i) online marketing costs, (ii) advertising costs incurred related to the production of the photographic content for our websites and (iii) costs incurred related to the production, printing and distribution of our print catalogs and other promotional materials mailed to our customers.  We receive advertising allowances from certain of our merchandise vendors.  Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media and digital media.  Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned.  Advertising allowances collected were approximately $19.0 million, or 1.7% of revenues, in the first quarter of fiscal year 2019 and $17.1 million, or 1.5% of revenues, in the first quarter of fiscal year 2018.

We also receive allowances from certain merchandise vendors in connection with compensation programs for employees who sell the vendor’s merchandise.  These allowances are netted against the related compensation expenses that we incur.  Amounts received from vendors related to compensation programs were $15.4 million, or 1.4% of revenues, in the first quarter of fiscal year 2019 and $14.5 million, or 1.3% of revenues, in the first quarter of fiscal year 2018.

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

Results of Operations for the Thirteen Weeks Ended October 27, 2018 Compared to the Thirteen Weeks Ended October 28, 2017

Revenues.  Total revenues for the first quarter of fiscal year 2019 of $1,104.4 million decreased by $3.2 million, or 0.3%, from $1,107.5 million in the first quarter of fiscal year 2018. The components of our revenues are:

	Thirteen weeks ended
	October 27, 2018		October 28, 2017
(in millions, except percentages)	$	Comparable sales	$	Comparable sales

Net sales from U.S. operations	$1,032.7	1.7%	$1,021.6	2.5%
Net sales from MyTheresa operations (1)	60.1	27.3%	74.1	28.0%
Total net sales	1,092.8	2.8%	1,095.7	3.8%
Other revenues, net	11.6		11.9
Total revenues	$1,104.4		$1,107.5

(1)	MyTheresa operating results include only the two months prior to the Distribution in the first quarter of fiscal year 2019 and three months in the first quarter of fiscal year 2018.

Comparable sales for the first quarter of fiscal year 2019 were $1,092.8 million compared to $1,062.6 million in the first quarter of fiscal year 2018, representing an increase of 2.8%. Revenues generated by our online operations were $366.0 million, or 33.1% of revenues. Comparable sales from our online operations for the first quarter of fiscal year 2019 increased 8.9% from the first quarter of the prior year.

•
Net sales generated by U.S. operations — In the first quarter of fiscal year 2019, net sales generated by U.S. operations were $1,032.7 million, an increase of 1.1% compared to the first quarter of fiscal year 2018. Comparable sales from U.S. operations for the first quarter of fiscal year 2019 increased 1.7% compared to the first quarter of fiscal year 2018. Sales generated by our U.S. online operations were $306.0 million, or 29.3% of our total U.S. revenues, in the first quarter of fiscal year 2019. Comparable sales from our U.S. online operations for the first quarter of fiscal year 2019 increased 5.9% from the first quarter of fiscal year 2018.

•
Net sales generated by MyTheresa operations — Prior to its distribution to Parent, MyTheresa generated net sales of $60.1 million, or 5.4% of consolidated revenues. MyTheresa comparable sales for the first quarter of fiscal year 2019 increased 27.3% from the corresponding prior year period.

•
Other revenues, net — In the first quarter of fiscal year 2019, other revenues, net, which primarily consists of income from our credit card program, were $11.6 million, a decrease of 2.2% compared to the first quarter of fiscal year 2018.

Cost of Goods Sold Including Buying and Occupancy Costs (Excluding Depreciation). COGS as a percentage of revenues increased to 63.4% of revenues in the first quarter of fiscal year 2019 from 63.0% of revenues in the first quarter of fiscal year 2018. The components of COGS consisted of:

	Thirteen weeks ended
	October 27, 2018		October 28, 2017
(in millions, except percentages)	$	% of revenues	$	% of revenues

U.S. COGS (1)	$656.1	62.8%	$649.5	62.8%
MyTheresa COGS (2)	44.2		48.8
Total COGS (3)	$700.2	63.4%	$698.3	63.0%

(1)	Presented on the basis of U.S. revenues.

(2)	MyTheresa operating results include only the two months prior to the Distribution in the first quarter of fiscal year 2019 and three months in the first quarter of fiscal year 2018.

(3)	Presented on the basis of consolidated revenues.

The increase in COGS, as a percentage of revenues, was primarily attributable to lower net product margins related to MyTheresa operations prior to the Distribution. Excluding MyTheresa, COGS as a percentage of U.S. revenues remained flat in the first quarter of fiscal year 2019 compared to the corresponding prior year period.

Selling, General and Administrative Expenses (Excluding Depreciation).  SG&A expenses as a percentage of revenues decreased to 25.1% of revenues in the first quarter of fiscal year 2019 compared to 26.6% of revenues in the first quarter of fiscal year 2018. The components of SG&A expense consisted of:

	Thirteen weeks ended
	October 27, 2018		October 28, 2017
(in millions, except percentages)	$	% of revenues	$	% of revenues

Base U.S. SG&A (1)	$256.7	24.6%	$257.1	24.9%
U.S. net incentive compensation costs and other benefits (1)	3.3	0.3%	14.8	1.4%
Total U.S. SG&A expenses (1)	260.0	24.9%	271.9	26.3%
MyTheresa SG&A (2)	16.8		22.9
Total SG&A (3)	$276.8	25.1%	$294.8	26.6%

(1)	Presented on the basis of U.S. revenues.

(2)	MyTheresa operating results include only the two months prior to the Distribution in the first quarter of fiscal year 2019 and three months in the first quarter of fiscal year 2018.

(3)	Presented on the basis of consolidated revenues.

Base U.S. SG&A expenses decreased, as a percentage of U.S. revenues, approximately 30 basis points compared to the prior year due primarily to:

•	lower corporate expenses, primarily professional fees, of approximately 70 basis points; and

•	favorable payroll and related costs of approximately 50 basis points; partially offset by

•	higher marketing expenses of approximately 60 basis points related primarily to the growth of our online operations; and

•	higher pre-opening expenses of approximately 40 basis points primarily incurred in connection with the new Hudson Yards store opening in March 2019.

U.S. net incentive compensation costs and other benefits costs aggregated $3.3 million, or 0.3% of U.S. revenues, in the first quarter of fiscal year 2019 compared to $14.8 million, or 1.4% of U.S. revenues, in the first quarter of fiscal year 2018, a decrease of approximately 110 basis points compared to the prior year. This decrease is due primarily to:

•	lower requirements of current and long-term cash incentive costs of approximately 80 basis points in the first quarter of fiscal year 2019; and

•	non-recurring non-cash charges related to the modification of certain Co-Invest Options of approximately 40 basis points in the first quarter of fiscal year 2018; partially offset by

•	a non-recurring non-cash gain of approximately 10 basis points recorded in the first quarter of fiscal year 2018 related to a change in our vacation policy.

Depreciation and Amortization Expenses.  Depreciation expense was $50.7 million, or 4.6% of revenues, in the first quarter of fiscal year 2019 compared to $55.2 million, or 5.0% of revenues, in the first quarter of fiscal year 2018.

Amortization of intangible assets (primarily customer lists and favorable lease commitments) was $23.8 million, or 2.2% of revenues, in the first quarter of fiscal year 2019 compared to $24.9 million, or 2.3% of revenues, in the first quarter of fiscal year 2018.

Other Expenses.  Other expenses for the first quarter of fiscal year 2019 were $9.4 million, or 0.9% of revenues, compared to $2.8 million, or 0.3% of revenues, in the first quarter of fiscal year 2018. Other expenses consisted of the following components:

	Thirteen weeks ended
(in millions)	October 27, 2018	October 28, 2017

Expenses incurred in connection with strategic initiatives	7.0	0.4
Expenses (benefits) related to store closures	—	1.3
Expenses related to Cyber-Attack, net of insurance recoveries	—	1.1
Other expenses	2.4	—
Total	$9.4	$2.8

We incurred consulting and professional fees in connection with key strategic operations projects and the implementation of strategic initiatives, including those described above under "Investments and Strategic Initiatives".

In connection with our assessment of our Last Call footprint, we closed 14 stores in fiscal year 2018. Expenses related to these store closures consisted primarily of severance and store closing costs.

We discovered in January 2014 that malicious software was clandestinely installed on our computer systems (the "Cyber-Attack"). Expenses related to the Cyber-Attack in the first quarter of fiscal year 2018 consisted primarily of legal expenses.

We also incurred expenses related to an organizational and operational realignment, primarily severance costs, in the first quarter of fiscal year 2019.

Interest Expense, net.  Net interest expense was $80.5 million in the first quarter of fiscal year 2019 and $76.1 million for the first quarter of fiscal year 2018. The significant components of interest expense are as follows:

	Thirteen weeks ended
(in millions)	October 27, 2018	October 28, 2017

Asset-Based Revolving Credit Facility	$2.6	$2.3
Senior Secured Term Loan Facility	36.3	33.4
Cash Pay Notes	19.2	19.2
PIK Toggle Notes	14.4	14.4
2028 Debentures	2.2	2.2
Amortization of debt issue costs	6.1	6.1
Capitalized interest	(1.0)	(1.7)
Other, net	0.6	0.2
Interest expense, net	$80.5	$76.1

Income Tax Benefit.  Our income tax benefit was $9.8 million for the first quarter of fiscal year 2019 and $18.9 million for the first quarter of fiscal year 2018. Our effective income tax rate of 25.7% on the loss for the first quarter of fiscal year 2019 exceeded the federal statutory rate of 21% due primarily to state income taxes. Our effective income tax rate of 41.9% on the loss for the first quarter of fiscal year 2018 exceeded the previous federal statutory rate of 35% due primarily to state and foreign income taxes.

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

Our primary sources of short-term liquidity are comprised of cash and cash equivalents, credit card receivables, availability under our Asset-Based Revolving Credit Facility and brand partner payment terms. The amounts of cash and cash equivalents and borrowings under the Asset-Based Revolving Credit Facility are influenced by a number of factors, including revenues, working capital levels, brand partner terms, the level of capital expenditures, cash requirements related to financing instruments and debt service obligations, Pension Plan funding obligations and tax payment obligations, among others.

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and third quarters of each fiscal year as a result of higher seasonal levels of inventories. We have typically financed our cash requirements with available cash and cash equivalents, cash flows from operations and, if necessary, with cash provided from borrowings under the Asset-Based Revolving Credit Facility. We had $366.0 million of outstanding borrowings under the Asset-Based Revolving Credit Facility and $1.3 million outstanding letters of credit as of October 27, 2018 compared to $339.0 million of outstanding borrowings and $1.8 million outstanding letters of credit as of October 28, 2017. At October 27, 2018, we had unused borrowing commitments $532.8 million, subject to a borrowing base, of which $90.0 million of such capacity is available to us subject to the maintenance of a minimum fixed charge coverage ratio and to further restrictions described below under "Financing Structure at October 27, 2018." Additionally, we held cash and cash equivalents and credit card receivables of $87.0 million bringing our available liquidity to $619.7 million at October 27, 2018.

Under the Asset-Based Revolving Credit Facility, if "excess availability" falls below 10% of aggregate revolving commitments, we will be required to maintain a minimum fixed charge coverage ratio and we may be subject to further restrictions as discussed below under "Financing Structure at October 27, 2018".

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

Net cash used for our operating activities of $178.4 million in the first quarter of fiscal year 2019 increased by $121.3 million from net cash used for operating activities of $57.1 million in the first quarter of fiscal year 2018. This increase in net cash used for our operating activities was due primarily to (i) higher bonus payments, (ii) higher cash interest requirements due primarily to cash interest payments on the PIK Toggle Notes in the first quarter of fiscal year 2019 compared to PIK interest in the first quarter of fiscal year 2018 and (iii) higher net working capital requirements.

Net cash used for investing activities, representing capital expenditures, of $37.6 million in the first quarter of fiscal year 2019 increased by $12.9 million from $24.7 million in the first quarter of fiscal year 2018. This increase in capital expenditures in the first quarter of fiscal year 2019 reflects higher spending related to the construction of the new Hudson Yards store opening in March 2019 and the remodeling of existing stores.

Currently, we project capital expenditures for fiscal year 2019 to be approximately $200 to $225 million. Net of developer contributions, capital expenditures for fiscal year 2019 are projected to be approximately $165 to $190 million. We have and will continue to manage the level of capital spending in a manner designed to balance current economic conditions and business trends with our long-term initiatives and growth strategies.

Net cash provided by financing activities of $215.2 million in the first quarter of fiscal year 2019 was comprised primarily of (i) net borrowings of $207.0 million under our Asset-Based Revolving Credit Facility due to (i) lower level of cash flows from operations and higher working capital requirements, (ii) higher capital expenditures and (iii) repayments of borrowings of $7.4 million under our Senior Secured Term Loan Facility. Net cash provided by financing activities of $73.5 million in the first quarter of fiscal year 2018 was comprised primarily of (i) net borrowings of $76.0 million under our Asset-Based Revolving Credit Facility due to seasonal workings capital requirements, partially offset by (ii) repayments of borrowings of $7.4 million under our Senior Secured Term Loan Facility.

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

Financing Structure at October 27, 2018

Our major sources of funds are comprised of the $900.0 million Asset-Based Revolving Credit Facility, the $2,802.9 million Senior Secured Term Loan Facility, $960.0 million Cash Pay Notes, $658.4 million PIK Toggle Notes, $125.0 million 2028 Debentures (each as described in more detail below), vendor payment terms and operating leases.

Asset-Based Revolving Credit Facility.  At October 27, 2018, we have an Asset-Based Revolving Credit Facility with a maximum committed borrowing capacity of $900.0 million. The Asset-Based Revolving Credit Facility matures on July 25, 2021 (or July 25, 2020 if our obligations under our Senior Secured Term Loan Facility or any permitted refinancing thereof have not been repaid or the maturity date thereof has not been extended to October 25, 2021 or later).  At October 27, 2018, we had outstanding borrowings of $366.0 million under this facility, outstanding letters of credit of $1.3 million and unused commitments of $532.8 million, subject to a borrowing base, of which $90.0 million of such capacity is available to us subject to certain restrictions as more fully described below.

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

Our excess availability could decrease as a result of, among other things, decreases in inventory or increases in outstanding debt (including letters of credit). Our failure to meet the Excess Availability Condition (as defined below) could limit our operational flexibility and growth. To the extent that excess availability is not equal to or greater than the greater of (a) 10% of the lesser of (1) the aggregate revolving commitments and (2) the borrowing base and (b) $50.0 million (the "Excess Availability Condition"), we will be required to maintain a minimum fixed charge coverage ratio. Additional restrictions will apply if the Excess Availability Condition is not met for five consecutive business days, including increased reporting requirements and additional administrative agent control rights over certain of our accounts. These restrictions will continue until the Excess Availability Condition is satisfied and their imposition may limit our operational flexibility. At October 27, 2018, $90.0 million of the aggregate unused commitments under the Asset-Based Revolving Credit Facility is available to us subject to the foregoing restrictions.

The weighted average interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 4.28% at October 27, 2018.

See Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I — Item 1, which contains a further description of the terms of the Asset-Based Revolving Credit Facility.

Senior Secured Term Loan Facility.  At October 27, 2018, the outstanding balance under the Senior Secured Term Loan Facility was $2,802.9 million.  The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

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

The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 5.53% at October 27, 2018.

See Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1, which contains a further description of the terms of the Senior Secured Term Loan Facility.

Cash Pay Notes.  We have outstanding $960.0 million aggregate principal amount of 8.00% Senior Cash Pay Notes. The Cash Pay Notes mature on October 15, 2021.

See Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1, which contains a further description of the terms of the Cash Pay Notes and Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 for a description of certain subsidiaries that we have designated as "Unrestricted Subsidiaries" under the indenture governing the Cash Pay Notes.

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

See Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1, which contains a further description of the terms of the PIK Toggle Notes and Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 for a description of certain subsidiaries that we have designated as "Unrestricted Subsidiaries" under the indenture governing the PIK Toggle Notes.

2028 Debentures.  We have outstanding $125.0 million aggregate principal amount of 7.125% Senior Debentures.  The 2028 Debentures mature on June 1, 2028.

See Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1, which contains a further description of the terms of the 2028 Debentures.

Interest Rate Swaps. At October 27, 2018, we had outstanding floating rate debt obligations of $3,168.9 million. In April and June of 2016, we entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,400.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness. These swap agreements hedge a portion of our contractual floating rate interest commitments related to our Senior Secured Term Loan Facility from December 2016 to October 2020. As a result of the April 2016 swap agreements, our effective interest rate as to $700.0 million of floating rate indebtedness will be fixed at 4.9120% from December 2016 through October 2020. As a result of the June 2016 swap agreements, our effective interest rate as to an additional $700.0 million of floating rate indebtedness will be fixed at 4.7395% from December 2016 to October 2020. The interest rate swap agreements expire in October 2020.

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

	Thirteen weeks ended
(dollars in millions)	October 27, 2018	October 28, 2017

Net loss	$(28.2)	$(26.2)
Income tax benefit	(9.8)	(18.9)
Interest expense, net	80.5	76.1
Depreciation expense	50.7	55.2
Amortization of intangible assets and favorable lease commitments	23.8	24.9
EBITDA	$117.1	$111.2
EBITDA as a percentage of revenues	10.6%	10.0%

Expenses incurred in connection with strategic initiatives	7.0	0.4
Expenses incurred in connection with openings of new stores / remodels of existing stores	4.8	0.8
Non-cash stock compensation and other long-term cash incentives	2.1	6.5
Non-cash rent expense	1.9	2.3
Expenses related to store closures	—	1.3
Expenses related to Cyber-Attack, net of insurance recoveries	—	1.1
Non-cash gain related to change in vacation policy	—	(1.2)
Other expenses	2.4	—
Adjusted EBITDA (1)	$135.3	$122.3
Adjusted EBITDA as a percentage of revenues	12.3%	11.0%

(1)	Includes Adjusted EBITDA losses related to our MyTheresa operations of $0.9 million for the first quarter of fiscal year 2019 and earnings of $2.4 million for the first quarter of fiscal year 2018.
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

A complete description of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended July 28, 2018.

Newly Adopted and Recent Accounting Pronouncements

For information with respect to newly adopted and recent accounting pronouncements and the impact of these pronouncements on our Condensed Consolidated Financial Statements, see Note 1 of the Notes to Condensed Consolidated Financial Statements in Part I — Item 1.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We discussed our market risks in Part II — Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended July 28, 2018 as filed with the Securities and Exchange Commission on September 18, 2018.  There have been no material changes to this risk since that time.

ITEM 4.  CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures.
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of October 27, 2018, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis and within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b. Changes in Internal Control Over Financial Reporting.

No change occurred in our internal controls over financial reporting during the quarter ended October 27, 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

The information contained under the subheadings "Employment, Consumer and Benefits Class Actions Litigation" and "Cyber-Attack Class Actions Litigation" in Note 10 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 is incorporated herein by reference as if fully restated herein.  Note 10 contains forward-looking statements that are subject to the risks and uncertainties discussed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements."

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors described in Part I - Item 1A "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended July 28, 2018 as filed with the Securities and Exchange Commission on September 18, 2018. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or results of operations.

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

NEIMAN MARCUS GROUP LTD LLC
(Registrant)

Signature	Title	Date

/s/ T. DALE STAPLETON	Senior Vice President	December 6, 2018
T. Dale Stapleton	and Chief Accounting Officer
(on behalf of the registrant and
as principal accounting officer)