Form 10-Q
period 2019-01-26
Neiman Marcus Group LTD LLC
filed 2019-03-12
CIK 1358651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 26, 2019

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

NEIMAN MARCUS GROUP LTD LLC

INDEX

		Page
Part I.	Financial Information

Item 1.	Condensed Consolidated Balance Sheets as of January 26, 2019, July 28, 2018 and January 27, 2018	1

	Condensed Consolidated Statements of Operations for the Thirteen Weeks and Twenty-six Weeks Ended January 26, 2019 and January 27, 2018	2

	Condensed Consolidated Statements of Comprehensive Earnings (Loss) for the Thirteen Weeks and Twenty-six Weeks Ended January 26, 2019 and January 27, 2018	3

	Condensed Consolidated Statements of Cash Flows for the Twenty-six Weeks Ended January 26, 2019 and January 27, 2018	4

	Condensed Consolidated Statements of Member Equity for the Thirteen Weeks and Twenty-six Weeks Ended January 26, 2019 and January 27, 2018	5

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	60

Item 4.	Controls and Procedures	60

Part II.	Other Information

Item 1.	Legal Proceedings	61

Item 1A.	Risk Factors	61

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 3.	Defaults Upon Senior Securities	61

Item 4.	Mine Safety Disclosures	61

Item 5.	Other Information	61

Item 6.	Exhibits	62

Signature		63

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except units)	January 26, 2019	July 28, 2018	January 27, 2018

ASSETS
Current assets:
Cash and cash equivalents	$41,338	$38,510	$35,788
Credit card receivables	36,462	33,689	42,258
Merchandise inventories	999,337	1,115,839	1,137,178
Other current assets	247,996	123,822	143,452
Total current assets	1,325,133	1,311,860	1,358,676

Property and equipment, net	1,539,277	1,569,904	1,557,112
Intangible assets, net	2,615,798	2,735,303	2,786,041
Goodwill	1,753,245	1,883,869	1,887,729
Other long-term assets	32,856	44,967	37,377
Total assets	$7,266,309	$7,545,903	$7,626,935

LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$252,945	$318,969	$283,805
Accrued liabilities	527,872	511,289	532,081
Current portion of long-term debt	29,426	29,426	29,426
Total current liabilities	810,243	859,684	845,312

Long-term liabilities:
Long-term debt, net of debt issuance costs	4,732,782	4,623,152	4,572,262
Deferred income taxes	688,764	707,554	762,840
Other long-term liabilities	621,615	596,332	607,507
Total long-term liabilities	6,043,161	5,927,038	5,942,609

Membership unit (1 unit issued and outstanding at January 26, 2019, July 28, 2018 and January 27, 2018)	—	—	—
Member capital	1,325,116	1,587,350	1,588,081
Accumulated other comprehensive loss	(44,607)	(22,297)	(38,379)
Accumulated deficit	(867,604)	(805,872)	(710,688)
Total member equity	412,905	759,181	839,014
Total liabilities and member equity	$7,266,309	$7,545,903	$7,626,935

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018

Net sales	$1,380,323	$1,480,046	$2,473,107	$2,575,728
Other revenues, net	13,797	14,065	25,404	25,929
Total revenues	1,394,120	1,494,111	2,498,511	2,601,657
Cost of goods sold including buying and occupancy costs (excluding depreciation)	958,547	1,021,984	1,658,783	1,720,254
Selling, general and administrative expenses (excluding depreciation)	309,223	321,897	585,984	616,714
Depreciation expense	47,809	53,428	98,503	108,656
Amortization of intangible assets	10,536	11,500	21,878	23,664
Amortization of favorable lease commitments	12,620	12,784	25,062	25,569
Other expenses	11,895	12,614	21,324	15,454

Operating earnings	43,490	59,904	86,977	91,346

Benefit plan expense, net	872	462	1,745	925
Interest expense, net	81,434	76,549	161,983	152,647

Loss before income taxes	(38,816)	(17,107)	(76,751)	(62,226)

Income tax benefit	(9,810)	(389,639)	(19,574)	(408,541)

Net earnings (loss)	$(29,006)	$372,532	$(57,177)	$346,315

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(UNAUDITED)

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018

Net earnings (loss)	$(29,006)	$372,532	$(57,177)	$346,315

Other comprehensive earnings (loss):
Foreign currency translation adjustments, before tax	—	4,549	(1,835)	13,156
Change in unrealized gain (loss) on financial instruments, before tax	(6,848)	13,761	(6,070)	18,910
Reclassification of realized loss (gain) on financial instruments to earnings (loss), before tax	(2,633)	1,033	(4,555)	2,272
Change in unrealized gain (loss) on unfunded benefit obligations, before tax	(358)	(10)	(18,889)	582
Tax effect related to items of other comprehensive earnings (loss)	2,549	(4,678)	7,978	(9,868)
Total other comprehensive earnings (loss)	(7,290)	14,655	(23,371)	25,052

Total comprehensive earnings (loss)	$(36,296)	$387,187	$(80,548)	$371,367

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Twenty-six weeks ended
(in thousands)	January 26, 2019	January 27, 2018

CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$(57,177)	$346,315
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	157,685	170,127
Deferred income taxes	(1,771)	(402,981)
Payment-in-kind interest	—	29,289
Other	2,421	(806)
	101,158	141,944
Changes in operating assets and liabilities:
Merchandise inventories	(22,269)	21,624
Other current assets	(67,216)	(6,127)
Accounts payable and accrued liabilities	(35,817)	35,674
Deferred real estate credits	10,097	11,729
Funding of defined benefit pension plan	(11,200)	(9,300)
Net cash provided by (used for) operating activities	(25,247)	195,544

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(84,066)	(65,796)
Net cash used for investing activities	(84,066)	(65,796)

CASH FLOWS - FINANCING ACTIVITIES
Borrowings under revolving credit facilities	962,970	450,163
Repayment of borrowings under revolving credit facilities	(832,223)	(578,569)
Repayment of borrowings under senior secured term loan facility	(14,713)	(14,713)
Distribution to Parent	(2,181)	—
Repurchase of stock	(1,401)	(266)
Shares withheld for remittance of employee taxes	(303)	(332)
Net cash provided by (used for) financing activities	112,149	(143,717)

Effect of exchange rate changes on cash and cash equivalents	(8)	518

CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	2,828	(13,451)
Beginning balance	38,510	49,239
Ending balance	$41,338	$35,788

Supplemental Schedule of Cash Flow Information
Cash paid (received) during the period for:
Interest	$152,845	$115,137
Income taxes	$(6,882)	$(2,650)
Non-cash - investing and financing activities:
Distribution to Parent	$271,345	$—
Property and equipment acquired through developer financing obligations	$—	$4,277
Issuance of PIK Toggle Notes	$—	$28,500
See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF MEMBER EQUITY
(UNAUDITED)

(in thousands)	Member capital	Accumulated other comprehensive earnings (loss)	Retained earnings (deficit)	Total member equity

Balance at October 27, 2018	$1,324,666	$(37,317)	$(838,598)	$448,751
Stock option exercises and other	450	—	—	450
Comprehensive loss:
Net loss	—	—	(29,006)	(29,006)
Adjustments for fluctuations in fair market value of financial instruments, net of tax of ($1,774)	—	(5,074)	—	(5,074)
Reclassification to earnings, net of tax of ($682)	—	(1,951)	—	(1,951)
Change in unfunded benefit obligations, net of tax of ($93)	—	(265)	—	(265)
Total comprehensive loss				(36,296)
Balance at January 26, 2019	$1,325,116	$(44,607)	$(867,604)	$412,905

(in thousands)	Member capital	Accumulated other comprehensive earnings (loss)	Retained earnings (deficit)	Total member equity

Balance at October 28, 2017	$1,587,813	$(53,034)	$(1,083,220)	$451,559
Stock option exercises and other	268	—	—	268
Comprehensive earnings:
Net earnings	—	—	372,532	372,532
Foreign currency translation adjustments, net of tax of ($18)	—	4,567	—	4,567
Adjustments for fluctuations in fair market value of financial instruments, net of tax of $4,313	—	9,448	—	9,448
Reclassification to earnings, net of tax of $387	—	646	—	646
Change in unfunded benefit obligations, net of tax of ($4)	—	(6)	—	(6)
Total comprehensive earnings				387,187
Balance at January 27, 2018	$1,588,081	$(38,379)	$(710,688)	$839,014

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF MEMBER EQUITY
(UNAUDITED)

(in thousands)	Member capital	Accumulated other comprehensive earnings (loss)	Retained earnings (deficit)	Total member equity

Balance at July 28, 2018	$1,587,350	$(22,297)	$(805,872)	$759,181
Cumulative accounting transition adjustments	—	(7,597)	14,724	7,127
Distribution to Parent	(262,905)	8,658	(19,279)	(273,526)
Stock option exercises and other	671	—	—	671
Comprehensive loss:
Net loss	—	—	(57,177)	(57,177)
Foreign currency translation adjustments, net of tax of ($333)	—	(1,502)	—	(1,502)
Adjustments for fluctuations in fair market value of financial instruments, net of tax of ($1,572)	—	(4,498)	—	(4,498)
Reclassification to earnings, net of tax of ($1,180)	—	(3,375)	—	(3,375)
Change in unfunded benefit obligations, net of tax of ($4,893)	—	(13,996)	—	(13,996)
Total comprehensive loss				(80,548)
Balance at January 26, 2019	$1,325,116	$(44,607)	$(867,604)	$412,905

(in thousands)	Member capital	Accumulated other comprehensive earnings (loss)	Retained earnings (deficit)	Total member equity

Balance at July 29, 2017	$1,587,086	$(63,431)	$(1,057,003)	$466,652
Stock option exercises and other	995	—	—	995
Comprehensive earnings:
Net earnings	—	—	346,315	346,315
Foreign currency translation adjustments, net of tax of $2,435	—	10,721	—	10,721
Adjustments for fluctuations in fair market value of financial instruments, net of tax of $6,332	—	12,578	—	12,578
Reclassification to earnings, net of tax of $873	—	1,399	—	1,399
Change in unfunded benefit obligations, net of tax of $228	—	354	—	354
Total comprehensive earnings				371,367
Balance at January 27, 2018	$1,588,081	$(38,379)	$(710,688)	$839,014

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

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. The operations of MyTheresa are conducted primarily through the mytheresa.com website. In September 2018, substantially all of the holdings of NMG International LLC were distributed to NMG, to the Company, to Holdings and, ultimately, to Parent (the "Distribution"). These holdings consisted principally of the entities through which we had conducted the operations of MyTheresa. As a result of the Distribution, MyTheresa is no longer a subsidiary of the Company but rather a subsidiary of our Parent. Subsequent to the Distribution, the assets, liabilities and operating results of MyTheresa are excluded from our Condensed Consolidated Financial Statements. The assets and liabilities of MyTheresa are excluded from the Condensed Consolidated Balance Sheet presented as of January 26, 2019 and included in the Condensed Consolidated Balance Sheets presented as of July 28, 2018 and January 27, 2018. Our Condensed Consolidated Statements of Operations exclude the operating results of MyTheresa for the second quarter of fiscal year 2019 and include the operating results of MyTheresa for only the two months prior to the Distribution in year-to-date fiscal 2019. As it relates to the second quarter of fiscal year 2018 and year-to-date fiscal 2018, the operating results of MyTheresa are included for all periods presented.

The accompanying Condensed Consolidated Financial Statements set forth financial information of the Company and its subsidiaries on a consolidated basis.  All significant intercompany accounts and transactions have been eliminated.

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  All references to (i) the second quarter of fiscal year 2019 relate to the thirteen weeks ended January 26, 2019 (ii) the second quarter of fiscal year 2018 relate to the thirteen weeks ended January 27, 2018, (iii) year-to-date fiscal 2019 relate to the twenty-six weeks ended January 26, 2019 and (iv) year-to-date fiscal 2018 relate to the twenty-six weeks ended January 27, 2018.

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

The luxury retail industry is seasonal in nature, with higher sales typically generated in the fall and holiday selling seasons. Due to seasonal and other factors, the results of operations for the second quarter of fiscal year 2019 are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

Certain prior period income statement amounts have been reclassified for comparability with the current year presentation related to the inclusion of income from our credit card program within revenues and the correction of our previous income statement classification of certain reserves for sales returns and promotional programs. The reclassifications have no net impact on the presentation of net earnings (loss) in the Condensed Consolidated Financial Statements.

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

•
valuation of merchandise inventories, including determination of original retail values, recognition of markdowns and merchandise allowances, estimation of inventory shrinkage and determination of cost of goods sold;

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

Revenue Recognition. In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("Revenue Standard"), to clarify the principles for revenue recognition. The standard outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and supersedes previous revenue recognition guidance. We adopted the revenue recognition requirements of this guidance in the first quarter of fiscal year 2019 using the modified retrospective adoption method and applied the ASU only to contracts not completed as of July 29, 2018. The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements, but impacted the presentation of certain revenue transactions. These changes include (i) the gross balance sheet presentation of estimates for sales returns and related recoverable inventories within other current assets and (ii) the inclusion of income from our credit card program within revenues. Prior to the adoption of this guidance, our estimates of recoverable inventories were netted with our reserves for estimated sales returns within accrued liabilities. In addition, the adoption of this guidance accelerated the recognition of (i) online sales to the time of shipment rather than delivery (to coincide with the transfer of control to the customer) and (ii) direct response advertising costs to incurrence. Upon adoption, we recorded a net cumulative effect adjustment to reduce beginning accumulated deficit of $7.1 million.

In addition, we have determined that our previous income statement classification of certain reserves for sales returns and promotional programs resulted in the overstatement of previously reported revenues and cost of goods sold by $2.1 million in the second quarter of fiscal year 2018 and $26.7 million in year-to-date fiscal 2018. We evaluated the effects of these overstatements on prior periods' consolidated financial statements, individually and in the aggregate, and concluded that no prior period is materially misstated. However, we have revised our consolidated financial statements for the periods presented herein. The corrections had no impact on net earnings (loss).

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

Recent Accounting Pronouncements. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), that requires a lessee to recognize assets and liabilities arising from leases on the balance sheet. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. Previous GAAP did not require lease assets and liabilities to be recognized for operating leases. Additionally, companies are permitted to make an accounting policy election not to recognize lease assets and liabilities for leases with a term of 12 months or less. For both finance leases and operating leases, the lease liability should be initially measured at the present value of the remaining contractual lease payments. In July 2018, the FASB amended the new leases standard to provide entities with an additional and optional transition method and to provide entities with a practical expedient, whereby entities may elect not to separate lease and non-lease components when certain conditions are met. We are in the process of identifying our population of leases, reviewing current accounting policies and changes to business processes and controls to support the adoption of the new standard and evaluating the impact of adoption on our Consolidated Financial Statements. We do not expect the recognition, measurement and presentation of expenses and cash flows arising from our operating leases to significantly change under this new guidance. However, we expect this adoption to lead to a material increase in the assets and liabilities recorded on our Consolidated Balance Sheets. This new guidance is effective for us as of the first quarter of fiscal year 2020.

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

In June 2018, the FASB issued ASU No. 2018-07—Compensation—Stock Compensation (Topic 718): Improvements to Non-Employee Share-Based Payment Accounting, to align accounting for non-employee share-based payment transactions with the guidance for share-based payments to employees. Under the new standard, the measurement of equity-classified non-employee awards will be fixed at the grant date. This new guidance is effective for us as of the first quarter of fiscal year 2020. Early adoption is permitted. We do not believe this new accounting guidance will have an impact on our Consolidated Financial Statements. We intend to early adopt this guidance in the third quarter of fiscal year 2019.

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

Summarized financial information related to the balances and results of operations of the distributed holdings prior to the Distribution is as follows:

(in thousands)	At Distribution	July 28, 2018	January 27, 2018

Total assets (1)	$356,520	$351,982	$349,307
Net assets (1)	273,526	266,784	266,606

(1)	Assets at the Distribution include $2.2 million of cash and cash equivalents on hand.

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018

Revenues (1)	$—	$88,707	$60,063	$162,801
Net earnings (loss) (1)	—	5,368	(637)	7,378

(1)
Our Condensed Consolidated Statements of Operations exclude the operating results of MyTheresa for the second quarter of fiscal year 2019 and include the operating results of MyTheresa for only the two months prior to the Distribution in year-to-date fiscal 2019. As it relates to the second quarter of fiscal year 2018 and year-to-date fiscal 2018, the operating results of MyTheresa are included for all periods presented.

3. Revenues

In the first quarter of fiscal year 2019, we adopted the Revenue Standard using the modified retrospective adoption method and applied the ASU only to contracts not completed as of July 29, 2018. The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements, but impacted the presentation of certain revenue transactions.

Disaggregation of Revenues. The components of disaggregated revenues are as follows:

	Thirteen weeks ended				Twenty-six weeks ended
	January 26, 2019		January 27, 2018		January 26, 2019		January 27, 2018
(in thousands, except percentages)	$	% of revenues	$	% of revenues	$	% of revenues	$	% of revenues

Net sales from U.S. store operations (1)	$946,965	68.6%	$975,689	70.1%	$1,673,732	69.4%	$1,714,496	71.1%
Net sales from U.S. online operations (1)	433,358	31.4%	415,650	29.9%	739,312	30.6%	698,431	28.9%
Net sales from U.S. operations (2)	1,380,323	99.0%	1,391,339	93.1%	2,413,044	96.6%	2,412,927	92.7%
Net sales from MyTheresa operations (2) (3)	—	—%	88,707	5.9%	60,063	2.4%	162,801	6.3%
Total net sales (2)	1,380,323	99.0%	1,480,046	99.1%	2,473,107	99.0%	2,575,728	99.0%
Other revenues, net (2)	13,797	1.0%	14,065	0.9%	25,404	1.0%	25,929	1.0%
Total revenues (2)	$1,394,120	100.0%	$1,494,111	100.0%	$2,498,511	100.0%	$2,601,657	100.0%

Net sales from total online operations (2)	$433,358	31.1%	$504,357	33.8%	$799,375	32.0%	$861,232	33.1%

(1)	Presented on the basis of net sales from U.S. operations.

(2)	Presented on the basis of total revenues.

(3)
Our Condensed Consolidated Statements of Operations exclude the operating results of MyTheresa for the second quarter of fiscal year 2019 and include the operating results of MyTheresa for only the two months prior to the Distribution in year-to-date fiscal 2019. As it relates to the second quarter of fiscal year 2018 and year-to-date fiscal 2018, the operating results of MyTheresa are included for all periods presented.

Other revenues, net is principally composed of payments we receive related to our proprietary credit card program pursuant to an agreement (the "Program Agreement") with a third-party credit provider. We have credit cards and non-card payment plans under both the "Neiman Marcus" and "Bergdorf Goodman" brand names. We receive payments based on sales transacted on our proprietary credit cards. These payments are based on the profitability of the credit card portfolio as determined under the Program Agreement and are impacted by a number of factors including credit losses incurred and our allocable share of the profits generated by the credit card portfolio, which in turn may be impacted by credit ratings as determined by various rating agencies. In addition, we receive payments for marketing and servicing activities we provide, which are immaterial to the Condensed Consolidated Financial Statements. We recognize income from our credit card program when earned. The Program Agreement expires July 2020, subject to early termination provisions.

Contract Liabilities. Under the new Revenue Standard, contract liabilities relate to the transfer of goods or services to customers, consisting principally of unearned revenue, gift cards, loyalty points and other credits outstanding, and are included within accrued liabilities. Contract liabilities aggregated $250.0 million at January 26, 2019 and $218.8 million at July 28, 2018.

Revenues recognized from our beginning contract liabilities were $64.4 million during the second quarter of fiscal year 2019 and $106.3 million in year-to-date fiscal 2019.

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

The following table shows the Company’s financial asset and liability that are required to be measured at fair value on a recurring basis in our Condensed Consolidated Balance Sheets:

(in thousands)	Fair Value Hierarchy	January 26, 2019	July 28, 2018	January 27, 2018

Asset:
Interest rate swaps (included in other long-term assets)	Level 2	$24,753	$35,649	$25,996

Liability:
Stock-based award liability (included in other long-term liabilities)	Level 3	6,871	8,807	5,643

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

The carrying values of cash and cash equivalents, credit card receivables and accounts payable approximate fair value due to their short-term nature.  We determine the fair value of our long-term debt on a non-recurring basis, which results are summarized as follows:

		January 26, 2019		July 28, 2018		January 27, 2018
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt:
Asset-Based Revolving Credit Facility	Level 2	$272,000	$272,000	$159,000	$159,000	$132,000	$132,000
mytheresa.com Credit Facilities	Level 2	—	—	—	—	2,593	2,593
Senior Secured Term Loan Facility	Level 2	2,795,494	2,461,796	2,810,207	2,492,316	2,824,920	2,395,899
Cash Pay Notes	Level 2	960,000	396,672	960,000	609,302	960,000	613,565
PIK Toggle Notes	Level 2	658,354	282,881	658,354	420,997	628,500	373,958
2028 Debentures	Level 2	122,997	88,058	122,890	103,570	122,783	90,831

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

5. Intangible Assets, Net and Goodwill

(in thousands)	January 26, 2019	July 28, 2018	January 27, 2018

Favorable lease commitments, net	$854,032	$879,434	$905,016
Other definite-lived intangible assets, net (1)	329,689	354,542	377,652
Tradenames (1)	1,432,077	1,501,327	1,503,373
Intangible assets, net	$2,615,798	$2,735,303	$2,786,041

Goodwill (1)	$1,753,245	$1,883,869	$1,887,729

(1)
In connection with the Distribution in September 2018, goodwill, tradenames and other definite-lived intangible assets, net related to MyTheresa were distributed to Parent. The assets and liabilities of MyTheresa are excluded from the Condensed Consolidated Balance Sheet presented as of January 26, 2019 and included in the Condensed Consolidated Balance Sheets presented as of July 28, 2018 and January 27, 2018.

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

Total amortization of all intangible assets recorded in connection with acquisitions for the current and next five fiscal years is currently estimated as follows (in thousands):

January 27, 2019 through August 3, 2019	$46,219
2020	85,778
2021	81,312
2022	81,539
2023	80,385
2024	64,469

At January 26, 2019, accumulated amortization was $273.4 million for favorable lease commitments and $353.9 million for other definite-lived intangible assets.

Indefinite-lived Intangible Assets and Goodwill.  Indefinite-lived intangible assets, such as our Neiman Marcus and Bergdorf Goodman tradenames and goodwill, are not subject to amortization.  Rather, we assess the recoverability of indefinite-lived intangible assets and goodwill annually in the fourth quarter of each fiscal year and upon the occurrence of certain events. These impairment assessments are performed for two of our reporting units — Neiman Marcus and Bergdorf Goodman.

6. Long-term Debt

The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	January 26, 2019	July 28, 2018	January 27, 2018

Asset-Based Revolving Credit Facility	variable	$272,000	$159,000	$132,000
mytheresa.com Credit Facilities (1)	variable	—	—	2,593
Senior Secured Term Loan Facility	variable	2,795,494	2,810,207	2,824,920
Cash Pay Notes	8.00%	960,000	960,000	960,000
PIK Toggle Notes	8.75%/9.50%	658,354	658,354	628,500
2028 Debentures	7.125%	122,997	122,890	122,783
Total debt		4,808,845	4,710,451	4,670,796
Less: current portion of Senior Secured Term Loan Facility		(29,426)	(29,426)	(29,426)
Less: unamortized debt issuance costs		(46,637)	(57,873)	(69,108)
Long-term debt, net of debt issuance costs		$4,732,782	$4,623,152	$4,572,262

(1)	Credit facilities of MyTheresa are excluded subsequent to the Distribution in September 2018.

Asset-Based Revolving Credit Facility.  At January 26, 2019, we have an Asset-Based Revolving Credit Facility with a maximum committed borrowing capacity of $900.0 million.  The Asset-Based Revolving Credit Facility matures on July 25, 2021 (or July 25, 2020 if our obligations under our Senior Secured Term Loan Facility or any permitted refinancing thereof have not been repaid or the maturity date thereof has not been extended to October 25, 2021 or later). At January 26, 2019, we had outstanding borrowings of $272.0 million under this facility, outstanding letters of credit of $1.3 million and unused commitments of $626.8 million, subject to a borrowing base, of which $90.0 million of such capacity is available to us subject to certain restrictions as more fully described below.

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

At January 26, 2019, borrowings under the Asset-Based Revolving Credit Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Deutsche Bank AG New York Branch (the administrative agent), (2) the federal funds effective rate plus ½ of 1.00% and (3) the adjusted one-month LIBOR plus 1.00% or (b) LIBOR, subject to certain adjustments, in each case plus an applicable margin of 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings at January 26, 2019. The applicable margin is based on the average historical excess availability under the Asset-Based Revolving Credit Facility, and is up to 1.00% with respect to base rate borrowings and up to 2.00% with respect to LIBOR borrowings, in each case with one 0.25% step down based on achievement and maintenance of a certain senior secured first lien net leverage ratio (as defined in the credit agreement governing the Asset-Based Revolving Credit Facility). The weighted average interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 4.57% at January 26, 2019. In addition, we are required to pay a commitment fee in respect of unused commitments at a rate of up to 0.375% per annum. We must also pay customary letter of credit fees and agency fees.

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

The Asset-Based Revolving Credit Facility is guaranteed by Holdings and each of our current and future direct and indirect wholly owned subsidiaries (subsidiary guarantors) other than (a) unrestricted subsidiaries, (b) certain immaterial subsidiaries, (c) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (d) certain holding companies of foreign subsidiaries, (e) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (f) any subsidiary that is prohibited by applicable law or contractual obligation from acting as a guarantor or which would require governmental approval to provide a guarantee. At January 26, 2019, the assets of non-guarantor subsidiaries, primarily Nancy Holdings LLC, which holds legal title to certain real property used by us in conducting our operations, aggregated $88.6 million, or 1.2% of consolidated total assets. All obligations under the Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions by substantially all of the assets of Holdings, the Company and the subsidiary guarantors.

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

Senior Secured Term Loan Facility.  We have a credit agreement and related security and other agreements for the $2,950.0 million Senior Secured Term Loan Facility. At January 26, 2019, the outstanding balance under the Senior Secured Term Loan Facility was $2,795.5 million. The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

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

At January 26, 2019, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Credit Suisse AG (the administrative agent), (2) the federal funds effective rate plus ½ of 1.00% and (3) the adjusted one-month LIBOR plus 1.00%, or (b) an adjusted LIBOR (for a period equal to the relevant interest period, and in any event, never less than 1.00%), subject to certain adjustments, in each case plus an applicable margin. The applicable margin is up to 2.25% with respect to base rate borrowings and up to 3.25% with respect to LIBOR borrowings. The applicable margin is subject to adjustment based on our senior secured first lien net leverage ratio. The applicable margin with respect to outstanding LIBOR borrowings was 3.25% at January 26, 2019.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 5.76% at January 26, 2019.

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

The Senior Secured Term Loan Facility is guaranteed by Holdings and each of our current and future subsidiary guarantors other than (a) unrestricted subsidiaries, (b) certain immaterial subsidiaries, (c) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (d) certain holding companies of foreign subsidiaries, (e) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (f) any subsidiary that is prohibited by applicable law or contractual obligation from acting as a guarantor or which would require governmental approval to provide a guarantee. At January 26, 2019, the assets of non-guarantor subsidiaries, primarily Nancy Holdings LLC, which holds legal title to certain real property used by us in conducting our operations, aggregated $88.6 million, or 1.2% of consolidated total assets. All obligations under the Senior Secured Term Loan Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of Holdings, the Company and the subsidiary guarantors.

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

Cash Pay Notes.  The Company, along with Mariposa Borrower, Inc. as co-issuer, incurred indebtedness in the form of $960.0 million aggregate principal amount of 8.00% Senior Cash Pay Notes due 2021.  Interest on the Cash Pay Notes is payable semi-

annually in arrears on each April 15 and October 15.  The Cash Pay Notes are guaranteed by the same entities that guarantee the Senior Secured Term Loan Facility, other than Holdings.  The Cash Pay Notes are unsecured and the guarantees are full and unconditional.  At January 26, 2019, the redemption price at which we may redeem the Cash Pay Notes, in whole or in part, as set forth in the indenture governing the Cash Pay Notes, was 102.000%. The Cash Pay Notes mature on October 15, 2021.

For a more detailed description of the Cash Pay Notes, refer to Note 7 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 28, 2018.

PIK Toggle Notes.  The Company, along with Mariposa Borrower, Inc. as co-issuer, incurred indebtedness in the form of $600.0 million aggregate principal amount of 8.75%/9.50% Senior PIK Toggle Notes due 2021. At January 26, 2019, the outstanding balance under the PIK Toggle Notes was $658.4 million. The PIK Toggle Notes are guaranteed by the same entities that guarantee the Senior Secured Term Loan Facility, other than Holdings. The PIK Toggle Notes are unsecured and the guarantees are full and unconditional. At January 26, 2019, the redemption price at which we may redeem the PIK Toggle Notes, in whole or in part, as set forth in the indenture governing the PIK Toggle Notes, was 102.188%. The PIK Toggle Notes mature on October 15, 2021.

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

2028 Debentures.  NMG has outstanding $125.0 million aggregate principal amount of our 7.125% Senior Debentures due 2028.  The 2028 Debentures are secured by a first lien security interest on certain collateral subject to liens granted under the Senior Secured Credit Facilities. The 2028 Debentures are guaranteed on an unsecured, senior basis by the Company.  The guarantee is full and unconditional.  The 2028 Debentures are not guaranteed by any of NMG's subsidiaries. At January 26, 2019, NMG's subsidiaries consisted principally of (i) Bergdorf Goodman, Inc., through which we conduct the operations of our Bergdorf Goodman brand, (ii) NM Nevada Trust, which holds legal title to certain real property and intangible assets used by us in conducting our operations and (iii) Nancy Holdings LLC, which holds legal title to certain real property used by us in conducting our operations.  The 2028 Debentures include certain restrictive covenants and a cross-acceleration provision in respect of any other indebtedness that has an aggregate principal amount exceeding $15.0 million.  The 2028 Debentures mature on June 1, 2028.

For a more detailed description of the 2028 Debentures, refer to Note 7 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 28, 2018.

Maturities of Long-term Debt.  At January 26, 2019, annual maturities of long-term debt during the current and next five fiscal years and thereafter are as follows (in millions):

January 27, 2019 through August 3, 2019	$14.7
2020	29.4
2021	3,023.4
2022	1,618.4
2023	—
2024	—
Thereafter	123.0

The previous table does not reflect future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

Interest Expense, net.  The significant components of interest expense are as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018

Asset-Based Revolving Credit Facility	$3,009	$1,483	$5,634	$3,796
Senior Secured Term Loan Facility	37,067	33,814	73,378	67,232
Cash Pay Notes	19,200	19,200	38,400	38,400
PIK Toggle Notes	14,402	14,927	28,803	29,289
2028 Debentures	2,226	2,226	4,453	4,453
Amortization of debt issue costs	6,121	6,121	12,242	12,238
Capitalized interest	(1,136)	(1,841)	(2,096)	(3,564)
Other, net	545	619	1,169	803
Interest expense, net	$81,434	$76,549	$161,983	$152,647

7. Derivative Financial Instruments

Interest Rate Swaps. At January 26, 2019, we had outstanding floating rate debt obligations of $3,067.5 million. In April and June of 2016, we entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,400.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness. These swap agreements hedge a portion of our contractual floating rate interest commitments related to our Senior Secured Term Loan Facility from December 2016 to October 2020. As a result of the April 2016 swap agreements, our effective interest rate as to $700.0 million of floating rate indebtedness will be fixed at 4.9120% from December 2016 through October 2020. As a result of the June 2016 swap agreements, our effective interest rate as to an additional $700.0 million of floating rate indebtedness will be fixed at 4.7395% from December 2016 to October 2020. The fair value of our interest rate swap agreements was a gain of $24.8 million at January 26, 2019, $35.6 million at July 28, 2018 and $26.0 million at January 27, 2018, which amounts were included in other long-term assets. The interest rate swap agreements expire in October 2020.

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

A summary of the recorded amounts related to our interest rate swaps reflected in our Condensed Consolidated Statements of Operations is as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018

Realized hedging (gain) loss related to interest rate swaps – included in net interest expense	$(2,633)	$1,033	$(4,555)	$2,272

The amount of net gains recorded in other comprehensive earnings at January 26, 2019 that is expected to be reclassified into net interest expense in the next 12 months, if interest rates remain unchanged, is approximately $13.1 million.

8. Income Taxes

Our effective income tax rates are as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018

Effective income tax rate excluding impact of Tax Reform	25.3%	10.9%	25.5%	33.3%
Impact of Tax Reform	—%	2,266.8%	—%	623.2%
Effective income tax rate	25.3%	2,277.7%	25.5%	656.5%

Our effective income tax rate of 25.3% on the loss for the second quarter of fiscal year 2019 and 25.5% on the loss for year-to-date fiscal 2019 exceeded the federal statutory rate of 21% due primarily to state income taxes.

Included in the income tax benefit recognized in the second quarter of fiscal year 2018 is the impact of the Tax Cuts and Jobs Act ("Tax Reform"), which was signed into law on December 22, 2017. Among numerous provisions included in the Tax Reform was the reduction of the corporate federal income tax rate from 35% to 21% effective January 1, 2018. As the effective date of the Tax Reform fell five months into our fiscal year, we were subject to a blended federal statutory rate of 26.9% in fiscal year 2018. In connection with our application of the new federal statutory rate in fiscal year 2018, we measured our long-term deferred income taxes at the new lower rate and recorded non-cash benefits aggregating $391.6 million, of which amount $387.8 million was recorded in the second quarter of fiscal year 2018. Excluding the impact of the Tax Reform, our effective income tax rate of 10.9% on the loss for the second quarter of fiscal year 2018 was below the blended federal statutory rate of 26.9% due primarily to the impact of the transition to the lower annualized federal statutory rate. Our effective income tax rate of 33.3% on the loss for year-to-date fiscal 2018 exceeded the blended federal statutory rate of 26.9% due primarily to state and foreign income taxes.

At January 26, 2019, the gross amount of unrecognized tax benefits was $1.3 million ($1.0 million of which would impact our effective tax rate, if recognized).  We classify interest and penalties as a component of income tax expense and our liability for accrued interest and penalties was $0.4 million at January 26, 2019, $0.3 million at July 28, 2018 and $0.3 million at January 27, 2018.

We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Internal Revenue Service ("IRS") is conducting an audit of our short-year 2014 (subsequent to the Acquisition) and fiscal years 2015 through 2017 federal income tax returns. With respect to state, local and foreign jurisdictions, with limited exceptions, we are no longer subject to income tax audits for fiscal years before 2013. We believe our recorded tax liabilities as of January 26, 2019 are sufficient to cover any potential assessments made by the IRS or other taxing authorities and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances. We believe it is reasonably possible that adjustments to the amounts of our unrecognized tax benefits could occur within the next 12 months as a result of settlements with tax authorities or expiration of statutes of limitations. At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

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

Our obligations for employee benefit plans, included in other long-term liabilities, are as follows:

(in thousands)	January 26, 2019	July 28, 2018	January 27, 2018

Pension Plan	$208,215	$202,820	$230,606
SERP Plan	100,186	98,814	111,093
Postretirement Plan	2,975	2,935	6,388
	311,376	304,569	348,087
Less: current portion	(6,550)	(6,441)	(6,679)
Long-term portion of benefit obligations	$304,826	$298,128	$341,408

Funding Policy and Status.  Our policy is to fund the Pension Plan at or above the minimum level required by law. As of January 26, 2019, we believe we will be required to contribute $27.6 million to the Pension Plan in fiscal year 2019, of which $11.2 million has been funded as of January 26, 2019. In fiscal year 2018, we were required to contribute $25.2 million to the Pension Plan.

Cost of Benefits. The components of the expenses we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018

Pension Plan:
Interest cost	$5,753	$4,973	$11,506	$9,946
Expected return on plan assets	(5,488)	(5,396)	(10,976)	(10,792)
Net amortization of losses	199	170	398	340
Pension Plan expense (income)	$464	$(253)	$928	$(506)

SERP Plan:
Interest cost	$940	$844	$1,880	$1,688
SERP Plan expense	$940	$844	$1,880	$1,688

Postretirement Plan:
Interest cost	$25	$51	$50	$102
Net amortization of gains	(556)	(180)	(1,113)	(360)
Postretirement Plan income	$(531)	$(129)	$(1,063)	$(258)

Employee Vacation Benefit Liability.  We enacted changes to our vacation policy effective in fiscal year 2019. Pursuant to the provisions of our new vacation policy, vacation hours earned during each fiscal year must be taken during that fiscal year. Any accrued but unused vacation is forfeited at the end of the fiscal year subject to statutory requirements in certain states precluding such forfeitures. In fiscal year 2018, we recorded a non-cash gain of $19.5 million, of which amount $7.8 million was recorded in the second quarter and $9.0 million was recorded in year-to-date fiscal 2018, within selling, general and administrative expenses, in connection with the reduction of our liability for unused vacation prior to the effective date of our new vacation policy.

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

The Company has several wage and hour putative class action matters pending in California. The earliest, filed in December 2015 and amended in February 2016, was filed against The Neiman Marcus Group, Inc. by Holly Attia and seven other named plaintiffs, seeking to certify a class of non-exempt employees for alleged violations for failure to pay overtime wages, failure to provide meal and rest breaks, failure to reimburse business expenses, failure to timely pay wages due at termination and failure to provide accurate itemized wage statements. Plaintiffs also allege derivative claims for restitution under California unfair competition law and a representative claim for penalties under the California Labor Code Private Attorneys General Act ("PAGA"), and all related damages for alleged violations (restitution, statutory penalties under PAGA, and attorneys' fees, interest and costs of suit). The case was removed to the U.S. District Court for the Central District of California in March 2016, and the Company filed a motion to compel arbitration and requested to stay the PAGA claim. In June 2016, the court granted the motion and compelled arbitration of the individual claims. The court retained jurisdiction of the PAGA claim and stayed that claim pending the outcome of arbitration. In October 2016, the court granted the plaintiffs' motion for reconsideration of the arbitration decision based on a recent decision by the Ninth Circuit Court of Appeals in Morris v. Ernst & Young, LLP, and reversed its order compelling arbitration. The Company appealed. The parties reached an agreement in principle to settle this case, subject to court approval. The motion for preliminary approval of the settlement was filed with the court on July 24, 2018. On September 5, 2018, the district court preliminarily approved the settlement. On February 25, 2019, the court issued an order granting final approval of the settlement and entered final judgment. The associated appeal has been administratively closed due to the pending settlement of the underlying action. A PAGA representative action filed by Xuan Hien Nguyen asserting the same factual allegations as the plaintiff in Attia was resolved in connection with the Attia settlement, as Nguyen and her claims were amended into Attia. On March 4, 2019, the Nguyen case was dismissed with prejudice. A PAGA representative action filed by Milca Connolly asserting substantially identical claims and a putative class and representative action filed by Ondrea Roces and Sophia Ahmed seeking to certify a class of current and former sales associates for alleged failure to pay wages for all hours worked, recordkeeping and wage statement violations, and failure to timely pay wages due at termination have been stayed pending the settlement approval process in Attia.

On October 27, 2017, a putative class action complaint was filed against Neiman Marcus Group, Inc., The Neiman Marcus Group LLC, and Bergdorf Goodman, Inc. in the U.S. District Court for the Southern District of New York by Victor Lopez, an allegedly visually-impaired and legally blind individual, in connection with his visits to Bergdorf Goodman, Inc.’s website. Mr. Lopez alleges, on behalf of himself and those similarly situated, that Bergdorf Goodman, Inc.’s website is not fully and equally accessible to legally blind individuals, resulting in denial of access to the equal enjoyment of goods and services, in violation of the Americans with Disabilities Act and the New York State and City Human Rights Laws. The defendant Companies filed a joint answer denying the claims. The parties have reached a settlement among all parties.

On August 7, 2014, a putative class action complaint was filed against The Neiman Marcus Group LLC in Los Angeles County Superior Court by a customer, Linda Rubenstein, in connection with the Company's Last Call stores in California. Ms. Rubenstein alleges that the Company has violated various California consumer protection statutes by implementing a marketing and pricing strategy that suggests that clothing sold at Last Call stores in California was originally offered for sale at full-line Neiman Marcus stores when allegedly, it was not, and that the Company lacks adequate information to support its comparative pricing labels. In September 2014, we removed the case to the U.S. District Court for the Central District of California. After dismissing Ms. Rubenstein’s original and first amended complaint, the court dismissed her second amended complaint in its entirety in May 2015, without leave to amend, and Ms. Rubenstein appealed. In April 2017, the Court of Appeal reversed, holding that Ms. Rubenstein’s allegations were sufficient to proceed past the pleadings stage of litigation. The case was transferred back to the district court. On September 7, 2017, the district court issued an order permitting Ms. Rubenstein to file a proposed Third Amended Complaint, which modifies the putative class period. Additionally, Ms. Rubenstein filed a motion for class certification, which was fully briefed by both parties. The parties reached an agreement in principle to settle the case, subject to court approval. A notice of settlement was filed, and the hearing on Ms. Rubenstein’s motion for class certification was vacated. On October 1, 2018, the court granted final approval of the settlement and entered judgment accordingly. The deadline to appeal the judgment expired with no appeals and the final settlement was remitted in November 2018.

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

Cyber-Attack Class Actions Litigation. In January 2014, three class actions relating to a cyber-attack on our computer systems in 2013 (the "Cyber-Attack") were filed and later voluntarily dismissed by the plaintiffs between February and April 2014. The plaintiffs had alleged negligence and other claims in connection with their purchases by payment cards and sought monetary and injunctive relief. Three additional putative class actions relating to the Cyber-Attack were filed in March and April 2014, also alleging negligence and other claims in connection with plaintiffs’ purchases by payment cards. Two of the cases were voluntarily dismissed. The third case, Hilary Remijas v. The Neiman Marcus Group, LLC, was filed on March 12, 2014 in the U.S. District Court for the Northern District of Illinois. On June 2, 2014, an amended complaint in the Remijas case was filed, which added three plaintiffs (Debbie Farnoush and Joanne Kao, California residents; and Melissa Frank, a New York resident) and asserted claims for negligence, implied contract, unjust enrichment, violation of various consumer protection statutes, invasion of privacy and violation of state data breach laws. The Company moved to dismiss the Remijas amended complaint, and the court granted the Company's motion on the grounds that the plaintiffs lacked standing due to their failure to demonstrate an actionable injury. Plaintiffs appealed the district court's order dismissing the case to the Seventh Circuit Court of Appeals, and the Seventh Circuit Court of Appeals reversed the district court's ruling, remanding the case back to the district court. The Company filed a petition for rehearing en banc, which the Seventh Circuit Court of Appeals denied. The Company filed a motion for dismissal on other grounds, which the court denied. The parties jointly requested, and the court granted, an extension of time for filing a responsive pleading, which was due on December 28, 2016. On February 9, 2017, the court denied the parties' request for another extension of time, dismissed the case without prejudice, and stated that plaintiffs could file a motion to reinstate. On March 8, 2017, plaintiffs filed a motion to reinstate, which the court granted on March 16, 2017. On March 17, 2017, plaintiffs filed a motion seeking preliminary approval of a class action settlement resolving this action, which the court granted on June 21, 2017. On August 21, 2017, plaintiffs moved for final approval of the proposed settlement. In September 2017, purported settlement class members filed two objections to the settlement, and plaintiffs and the Company filed responses to the objections on October 19, 2017. At the fairness hearing on October 26, 2017, the Court ordered supplemental briefing on the objections. Objectors filed a supplemental brief in support of their objections on November 9, 2017, and plaintiffs and the Company filed their supplemental responses to the objections on November 21, 2017. On January 16, 2018, an order was issued by the District Court reassigning the case to Judge Sharon Johnson Coleman due to the prior judge’s retirement. On September 17, 2018, Judge Coleman denied final approval of the proposed settlement and decertified the settlement class. Judge Coleman has set a status conference for this matter for April 12, 2019. At this point, we are unable to predict the developments in, outcome of or other consequences related to this matter.

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

Distribution Litigation. On December 10, 2018, Marble Ridge Capital LP and Marble Ridge Master Fund LP (collectively, “Marble Ridge”) filed a lawsuit against Parent, Holdings, the Company, NMG, and NMG International LLC in the District Court for the 116th Judicial District, Dallas County, Texas (the “Marble Ridge Litigation”).  Marble Ridge alleges that the Distribution was a fraudulent transfer.  Marble Ridge seeks to undo the Distribution and return the entities through which the operations of MyTheresa are conducted from Parent to NMG International LLC under fraudulent transfer law and appoint a receiver under Texas state law. On December 14, 2018, the Company and the other defendants filed an answer denying Marble Ridge’s allegations, counterclaimed against Marble Ridge for prior defamatory statements, and filed a plea to the jurisdiction to dismiss Marble Ridge’s lawsuit.  On January 2, 2019, Marble Ridge moved to dismiss the counterclaims brought by the Company and the other defendants.  A hearing on the Company’s plea to the jurisdiction to dismiss Marble Ridge’s claims was held on March 7, 2019 and the matter was taken under submission.  A hearing on Marble Ridge’s motion to dismiss the Company’s counterclaims is currently scheduled for March 21, 2019.  We believe that the Marble Ridge Litigation is without merit and we intend to continue to vigorously contest it.  However, we are currently unable to predict the developments in, outcome of, and economic and other consequences of the Marble Ridge Litigation.  We will continue to evaluate these matters based on subsequent events, new information and future circumstances.

Other.  We had $1.3 million of irrevocable letters of credit and $3.5 million in surety bonds outstanding at January 26, 2019, relating primarily to merchandise imports and state sales tax and utility requirements.

11. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss by component (amounts are recorded net of related income taxes):

(in thousands)	Foreign Currency Translation Adjustments	Unrealized Gains on Financial Instruments	Unfunded Benefit Obligations	Total

Balance, July 28, 2018	$(7,156)	$22,253	$(37,394)	$(22,297)
Other comprehensive (loss) earnings	(1,502)	576	(13,731)	(14,657)
Amounts reclassified to earnings, net	—	(1,424)	—	(1,424)
Distribution to Parent	8,658	—	—	8,658
Reclassification of stranded tax effects	—	2,885	(10,482)	(7,597)
Balance, October 27, 2018	$—	$24,290	$(61,607)	$(37,317)
Other comprehensive loss	—	(5,074)	(265)	(5,339)
Amounts reclassified to earnings, net	—	(1,951)	—	(1,951)
Balance, January 26, 2019	$—	$17,265	$(61,872)	$(44,607)

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

Accounting for Stock Options. We currently account for stock options issued to certain optionees who will become retirement eligible prior to the expiration of their stock options and certain options held by our former Chief Executive Officer ("Eligible Optionees") as variable awards using the liability method as these optionees could receive a cash settlement of their awards should Parent exercise its repurchase rights with respect to such shares. Under the liability method, we recognize the estimated liability for option awards held by Eligible Optionees over the vesting periods of such awards. In periods in which the estimated fair value of our equity increases, we increase our stock compensation liability. Conversely, in periods in which the estimated fair value of our equity decreases, we reduce our stock compensation liability. These increases/decreases are recorded as stock compensation expense and are included in selling, general and administrative expenses. With respect to time-vested options held by non-Eligible Optionees, such options are effectively forfeited should the optionee voluntarily leave the Company without good reason or be terminated for cause prior to an IPO. As a result, we currently record no expense or liability with respect to such options. With respect to performance-vested options, such options are effectively forfeited should the optionee voluntarily leave the Company without good reason or be terminated for cause prior to achievement of the performance condition. As a result, we currently record no expense or liability with respect to such options. At January 26, 2019, an aggregate of 47,032 Co-Invest Options and time-vested options were held by Eligible Optionees. The recorded liability with respect to such options was $6.7 million at January 26, 2019, $7.8 million at July 28, 2018 and $5.4 million at January 27, 2018.

The following table sets forth certain summary information with respect to our stock options for the periods indicated:

	Twenty-six weeks ended
	January 26, 2019
(in actuals)	Shares	Weighted Average Exercise Price
Outstanding at July 28, 2018	183,506	$597
Granted	23,271	747
Forfeited	(6,999)	626
Expired	(5,160)	450
Outstanding at January 26, 2019	194,618	$614

Restricted Stock. At January 26, 2019, 17,694 shares of unvested restricted common stock were outstanding. The recorded liability with respect to such shares was $0.2 million at January 26, 2019, $1.0 million at July 28, 2018 and $0.3 million at January 27, 2018.

	Twenty-six weeks ended
	January 26, 2019
(in actuals)	Unvested Shares	Weighted Average Grant Date Fair Value
Outstanding at July 28, 2018	19,823	$482
Granted	2,359	348
Vested	(3,552)	768
Forfeited	(936)	768
Outstanding at January 26, 2019	17,694	$391

Stock Compensation Expense. The following table summarizes our stock-based compensation expense:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018

Stock compensation expense (benefit):
Stock options	$(334)	$1,153	$(575)	$5,406
Restricted stock	860	180	1,015	486
Total	$526	$1,333	$440	$5,892

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

13. Other Expenses

Other expenses consists of the following components:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018

Expenses incurred in connection with strategic initiatives	$9,081	$1,388	$16,125	$1,810
Expenses related to store closures	—	6,602	—	7,920
Expenses related to Cyber-Attack, net of insurance recoveries	—	—	—	1,100
Other expenses	2,814	4,624	5,199	4,624
Total	$11,895	$12,614	$21,324	$15,454

We incurred consulting and professional fees in connection with key strategic operational projects and the implementation of strategic initiatives.

In connection with our assessment of our Last Call footprint, we closed 14 stores in fiscal year 2018. Expenses related to these store closures consisted primarily of severance and store closing costs.

We discovered in January 2014 that malicious software was clandestinely installed on our computer systems (the "Cyber-Attack"). Expenses related to the Cyber-Attack in year-to-date fiscal 2018 consisted primarily of legal expenses.

We also incurred other expenses related to organizational and operational realignments, primarily severance costs, in the second quarter and year-to-date fiscal 2019.

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

	January 26, 2019
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$39,471	$902	$965	$—	$41,338
Credit card receivables	—	36,462	—	—	—	36,462
Merchandise inventories	—	854,747	144,590	—	—	999,337
Other current assets	—	229,085	19,499	—	(588)	247,996
Total current assets	—	1,159,765	164,991	965	(588)	1,325,133
Property and equipment, net	—	1,318,201	133,462	87,614	—	1,539,277
Intangible assets, net	—	434,926	2,180,872	—	—	2,615,798
Goodwill	—	1,338,843	414,402	—	—	1,753,245
Other long-term assets	—	31,793	1,063	—	—	32,856
Investments in subsidiaries	412,905	2,857,163	—	—	(3,270,068)	—
Total assets	$412,905	$7,140,691	$2,894,790	$88,579	$(3,270,656)	$7,266,309
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$252,945	$—	$—	$—	$252,945
Accrued liabilities	—	408,593	119,218	649	(588)	527,872
Current portion of long-term debt	—	29,426	—	—	—	29,426
Total current liabilities	—	690,964	119,218	649	(588)	810,243
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,732,782	—	—	—	4,732,782
Deferred income taxes	—	688,764	—	—	—	688,764
Other long-term liabilities	—	615,276	7,339	(1,000)	—	621,615
Total long-term liabilities	—	6,036,822	7,339	(1,000)	—	6,043,161
Total member equity	412,905	412,905	2,768,233	88,930	(3,270,068)	412,905
Total liabilities and member equity	$412,905	$7,140,691	$2,894,790	$88,579	$(3,270,656)	$7,266,309

	July 28, 2018
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$33,121	$683	$4,706	$—	$38,510
Credit card receivables	—	30,551	—	3,138	—	33,689
Merchandise inventories	—	844,429	145,967	125,443	—	1,115,839
Other current assets	—	111,279	10,348	2,781	(586)	123,822
Total current assets	—	1,019,380	156,998	136,068	(586)	1,311,860
Property and equipment, net	—	1,327,509	138,740	103,655	—	1,569,904
Intangible assets, net	—	459,512	2,203,322	72,469	—	2,735,303
Goodwill	—	1,338,843	414,402	130,624	—	1,883,869
Other long-term assets	—	43,863	1,104	—	—	44,967
Investments in subsidiaries	759,181	3,194,802	—	—	(3,953,983)	—
Total assets	$759,181	$7,383,909	$2,914,566	$442,816	$(3,954,569)	$7,545,903
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$281,488	$—	$37,481	$—	$318,969
Accrued liabilities	—	406,072	69,979	35,824	(586)	511,289
Current portion of long-term debt	—	29,426	—	—	—	29,426
Total current liabilities	—	716,986	69,979	73,305	(586)	859,684
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,623,152	—	—	—	4,623,152
Deferred income taxes	—	694,848	—	12,706	—	707,554
Other long-term liabilities	—	589,742	7,390	(800)	—	596,332
Total long-term liabilities	—	5,907,742	7,390	11,906	—	5,927,038
Total member equity	759,181	759,181	2,837,197	357,605	(3,953,983)	759,181
Total liabilities and member equity	$759,181	$7,383,909	$2,914,566	$442,816	$(3,954,569)	$7,545,903

	January 27, 2018
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$31,072	$854	$3,862	$—	$35,788
Credit card receivables	—	36,268	—	5,990	—	42,258
Merchandise inventories	—	880,056	143,328	113,794	—	1,137,178
Other current assets	—	127,745	10,943	4,914	(150)	143,452
Total current assets	—	1,075,141	155,125	128,560	(150)	1,358,676
Property and equipment, net	—	1,309,679	144,226	103,207	—	1,557,112
Intangible assets, net	—	484,355	2,226,259	75,427	—	2,786,041
Goodwill	—	1,338,844	414,402	134,483	—	1,887,729
Other long-term assets	—	36,074	1,303	—	—	37,377
Investments in subsidiaries	839,014	3,204,672	—	—	(4,043,686)	—
Total assets	$839,014	$7,448,765	$2,941,315	$441,677	$(4,043,836)	$7,626,935
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$259,837	$—	$23,968	$—	$283,805
Accrued liabilities	—	401,227	90,613	40,391	(150)	532,081
Current portion of long-term debt	—	29,426	—	—	—	29,426
Total current liabilities	—	690,490	90,613	64,359	(150)	845,312
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,569,669	—	2,593	—	4,572,262
Deferred income taxes	—	746,905	—	15,935	—	762,840
Other long-term liabilities	—	602,687	5,413	(593)	—	607,507
Total long-term liabilities	—	5,919,261	5,413	17,935	—	5,942,609
Total member equity	839,014	839,014	2,845,289	359,383	(4,043,686)	839,014
Total liabilities and member equity	$839,014	$7,448,765	$2,941,315	$441,677	$(4,043,836)	$7,626,935

	Thirteen weeks ended January 26, 2019
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,177,938	$216,182	$—	$—	$1,394,120
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	801,927	158,055	(1,435)	—	958,547
Selling, general and administrative expenses (excluding depreciation)	—	271,391	37,846	(14)	—	309,223
Depreciation expense	—	42,982	3,448	1,379	—	47,809
Amortization of intangible assets and favorable lease commitments	—	11,969	11,187	—	—	23,156
Other expenses (income)	—	11,895	—	—	—	11,895
Operating earnings (loss)	—	37,774	5,646	70	—	43,490
Benefit plan expense (income), net	—	872	—	—	—	872
Interest expense (income), net	—	81,434	—	—	—	81,434
Intercompany royalty charges (income)	—	60,098	(60,098)	—	—	—
Equity in loss (earnings) of subsidiaries	29,006	(65,814)	—	—	36,808	—
Earnings (loss) before income taxes	(29,006)	(38,816)	65,744	70	(36,808)	(38,816)
Income tax expense (benefit)	—	(9,810)	—	—	—	(9,810)
Net earnings (loss)	$(29,006)	$(29,006)	$65,744	$70	$(36,808)	$(29,006)
Total other comprehensive earnings (loss), net of tax	(7,290)	(7,290)	—	—	7,290	(7,290)
Total comprehensive earnings (loss)	$(36,296)	$(36,296)	$65,744	$70	$(29,518)	$(36,296)

	Thirteen weeks ended January 27, 2018
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,187,699	$217,705	$88,707	$—	$1,494,111
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	812,202	153,495	56,287	—	1,021,984
Selling, general and administrative expenses (excluding depreciation)	—	261,818	36,450	23,629	—	321,897
Depreciation expense	—	47,267	4,163	1,998	—	53,428
Amortization of intangible assets and favorable lease commitments	—	12,416	11,468	400	—	24,284
Other expenses (income)	—	12,614	—	—	—	12,614
Operating earnings (loss)	—	41,382	12,129	6,393	—	59,904
Benefit plan expense (income), net	—	462	—	—	—	462
Interest expense (income), net	—	76,622	—	(73)	—	76,549
Intercompany royalty charges (income)	—	49,364	(49,364)	—	—	—
Equity in loss (earnings) of subsidiaries	(372,532)	(66,776)	—	—	439,308	—
Earnings (loss) before income taxes	372,532	(18,290)	61,493	6,466	(439,308)	(17,107)
Income tax expense (benefit)	—	(390,822)	—	1,183	—	(389,639)
Net earnings (loss)	$372,532	$372,532	$61,493	$5,283	$(439,308)	$372,532
Total other comprehensive earnings (loss), net of tax	14,655	10,088	—	4,567	(14,655)	14,655
Total comprehensive earnings (loss)	$387,187	$382,620	$61,493	$9,850	$(453,963)	$387,187

	Twenty-six weeks ended January 26, 2019
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,037,124	$401,324	$60,063	$—	$2,498,511
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,342,151	275,322	41,310	—	1,658,783
Selling, general and administrative expenses (excluding depreciation)	—	496,294	72,910	16,780	—	585,984
Depreciation expense	—	88,072	7,319	3,112	—	98,503
Amortization of intangible assets and favorable lease commitments	—	24,247	22,450	243	—	46,940
Other expenses (income)	—	21,324	—	—	—	21,324
Operating earnings (loss)	—	65,036	23,323	(1,382)	—	86,977
Benefit plan expense (income), net	—	1,745	—	—	—	1,745
Interest expense, net	—	161,975	—	8	—	161,983
Intercompany royalty charges (income)	—	109,049	(109,049)	—	—	—
Equity in loss (earnings) of subsidiaries	57,177	(131,868)	—	—	74,691	—
Earnings (loss) before income taxes	(57,177)	(75,865)	132,372	(1,390)	(74,691)	(76,751)
Income tax expense (benefit)	—	(18,688)	—	(886)	—	(19,574)
Net earnings (loss)	$(57,177)	$(57,177)	$132,372	$(504)	$(74,691)	$(57,177)
Total other comprehensive earnings (loss), net of tax	(23,371)	(21,869)	—	(1,502)	23,371	(23,371)
Total comprehensive earnings (loss)	$(80,548)	$(79,046)	$132,372	$(2,006)	$(51,320)	$(80,548)

	Twenty-six weeks ended January 27, 2018
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,025,652	$413,204	$162,801	$—	$2,601,657
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,341,427	275,169	103,658	—	1,720,254
Selling, general and administrative expenses (excluding depreciation)	—	498,420	71,773	46,521	—	616,714
Depreciation expense	—	96,526	8,155	3,975	—	108,656
Amortization of intangible assets and favorable lease commitments	—	25,401	23,032	800	—	49,233
Other expenses (income)	—	15,454	—	—	—	15,454
Operating earnings (loss)	—	48,424	35,075	7,847	—	91,346
Benefit plan expense (income), net	—	925	—	—	—	925
Interest expense, net	—	152,752	—	(105)	—	152,647
Intercompany royalty charges (income)	—	88,797	(88,797)	—	—	—
Equity in loss (earnings) of subsidiaries	(346,315)	(131,061)	—	—	477,376	—
Earnings (loss) before income taxes	346,315	(62,989)	123,872	7,952	(477,376)	(62,226)
Income tax expense (benefit)	—	(409,304)	—	763	—	(408,541)
Net earnings (loss)	$346,315	$346,315	$123,872	$7,189	$(477,376)	$346,315
Total other comprehensive earnings (loss), net of tax	25,052	14,331	—	10,721	(25,052)	25,052
Total comprehensive earnings (loss)	$371,367	$360,646	$123,872	$17,910	$(502,428)	$371,367

	Twenty-six weeks ended January 26, 2019
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$(57,177)	$(57,177)	$132,372	$(504)	$(74,691)	$(57,177)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	124,561	29,769	3,355	—	157,685
Deferred income taxes	—	(1,338)	—	(433)	—	(1,771)
Other	—	2,300	(10)	131	—	2,421
Intercompany royalty income payable (receivable)	—	109,049	(109,049)	—	—	—
Equity in loss (earnings) of subsidiaries	57,177	(131,868)	—	—	74,691	—
Changes in operating assets and liabilities, net	—	(54,233)	(51,109)	(21,063)	—	(126,405)
Net cash provided by (used for) operating activities	—	(8,706)	1,973	(18,514)	—	(25,247)
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	—	(81,527)	(1,754)	(785)	—	(84,066)
Net cash provided by (used for) investing activities	—	(81,527)	(1,754)	(785)	—	(84,066)
CASH FLOWS - FINANCING ACTIVITIES
Borrowings under revolving credit facilities	—	944,000	—	18,970	—	962,970
Repayment of borrowings	—	(845,713)	—	(1,223)	—	(846,936)
Distribution to Parent	—	—	—	(2,181)	—	(2,181)
Repurchase of stock	—	(1,401)	—	—	—	(1,401)
Shares withheld for remittance of employee taxes	—	(303)	—	—	—	(303)
Net cash provided by (used for) financing activities	—	96,583	—	15,566	—	112,149
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(8)	—	(8)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	6,350	219	(3,741)	—	2,828
Beginning balance	—	33,121	683	4,706	—	38,510
Ending balance	$—	$39,471	$902	$965	$—	$41,338

	Twenty-six weeks ended January 27, 2018
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$346,315	$346,315	$123,872	$7,189	$(477,376)	$346,315
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	134,165	31,187	4,775	—	170,127
Deferred income taxes	—	(402,691)	—	(290)	—	(402,981)
Payment-in-kind interest	—	29,289	—	—	—	29,289
Other	—	1,595	420	(2,821)	—	(806)
Intercompany royalty income payable (receivable)	—	88,797	(88,797)	—	—	—
Equity in loss (earnings) of subsidiaries	(346,315)	(131,061)	—	—	477,376	—
Changes in operating assets and liabilities, net	—	142,090	(63,245)	(25,245)	—	53,600
Net cash provided by (used for) operating activities	—	208,499	3,437	(16,392)	—	195,544
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	—	(59,417)	(3,232)	(3,147)	—	(65,796)
Net cash provided by (used for) investing activities	—	(59,417)	(3,232)	(3,147)	—	(65,796)
CASH FLOWS - FINANCING ACTIVITIES
Borrowings under revolving credit facilities	—	432,000	—	18,163	—	450,163
Repayment of borrowings	—	(577,713)	—	(15,569)	—	(593,282)
Repurchase of stock	—	(266)	—	—	—	(266)
Shares withheld for remittance of employee taxes	—	(332)	—	—	—	(332)
Net cash provided (used for) by financing activities	—	(146,311)	—	2,594	—	(143,717)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	518	—	518
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	2,771	205	(16,427)	—	(13,451)
Beginning balance	—	28,301	649	20,289	—	49,239
Ending balance	$—	$31,072	$854	$3,862	$—	$35,788

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

Pursuant to the terms of the indentures governing the Cash Pay Notes and the PIK Toggle Notes, we are presenting the following financial information with respect to the unrestricted subsidiaries separate from the Company and its restricted subsidiaries. The difference in net earnings (loss) of the unrestricted subsidiaries compared to the net earnings (loss) of the non-guarantor subsidiaries, as presented in the tables above in this Note 14, consisted primarily of a net interest income of approximately $1.5 million per fiscal quarter associated with an intercompany note payable by the MyTheresa unrestricted subsidiaries and, prior to the Distribution, held by NMG International LLC, which is a non-guarantor restricted subsidiary.

This information may not necessarily be indicative of the financial condition and results of operations of the unrestricted subsidiaries had they operated as independent entities during the periods presented.

(in thousands)	January 26, 2019	July 28, 2018	January 27, 2018

Total assets	$88,510	$442,748	$441,609
Net assets	88,861	146,300	151,079

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018

Revenues	$—	$88,707	$60,063	$162,801
Net earnings (loss)	56	3,758	(2,636)	4,139

15. Condensed Consolidating Financial Information (with respect to NMG's obligations under the 2028 Debentures)

All of NMG’s obligations under the 2028 Debentures are guaranteed by the Company.  The guarantee by the Company is full and unconditional and is subject to automatic release if the requirements for legal defeasance or covenant defeasance of the 2028 Debentures are satisfied, or if NMG’s obligations under the indenture governing the 2028 Debentures are discharged. The 2028 Debentures are not guaranteed by any of NMG's subsidiaries. At January 26, 2019, NMG's subsidiaries consisted principally of (i) Bergdorf Goodman, Inc., through which we conduct the operations of our Bergdorf Goodman brand, (ii) NM Nevada Trust, which holds legal title to certain real property and intangible assets used by NMG in conducting its operations and (iii) Nancy Holdings LLC, which holds legal title to certain real property used by NMG in conducting its operations and described in Note 14 under "— Results of Operations and Financial Condition of Unrestricted Subsidiaries". Prior to the Distribution in September 2018, NMG's subsidiaries also included NMG Germany GmbH, through which we conducted the operations of MyTheresa, and which was not a guarantor of the 2028 Debentures.

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

	January 26, 2019
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$39,471	$1,867	$—	$41,338
Credit card receivables	—	36,462	—	—	36,462
Merchandise inventories	—	854,747	144,590	—	999,337
Other current assets	—	229,085	19,499	(588)	247,996
Total current assets	—	1,159,765	165,956	(588)	1,325,133
Property and equipment, net	—	1,318,201	221,076	—	1,539,277
Intangible assets, net	—	434,926	2,180,872	—	2,615,798
Goodwill	—	1,338,843	414,402	—	1,753,245
Other long-term assets	—	31,793	1,063	—	32,856
Investments in subsidiaries	412,905	2,857,163	—	(3,270,068)	—
Total assets	$412,905	$7,140,691	$2,983,369	$(3,270,656)	$7,266,309
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$252,945	$—	$—	$252,945
Accrued liabilities	—	408,593	119,867	(588)	527,872
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	690,964	119,867	(588)	810,243
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,732,782	—	—	4,732,782
Deferred income taxes	—	688,764	—	—	688,764
Other long-term liabilities	—	615,276	6,339	—	621,615
Total long-term liabilities	—	6,036,822	6,339	—	6,043,161
Total member equity	412,905	412,905	2,857,163	(3,270,068)	412,905
Total liabilities and member equity	$412,905	$7,140,691	$2,983,369	$(3,270,656)	$7,266,309

	July 28, 2018
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$33,121	$5,389	$—	$38,510
Credit card receivables	—	30,551	3,138	—	33,689
Merchandise inventories	—	844,429	271,410	—	1,115,839
Other current assets	—	111,279	13,129	(586)	123,822
Total current assets	—	1,019,380	293,066	(586)	1,311,860
Property and equipment, net	—	1,327,509	242,395	—	1,569,904
Intangible assets, net	—	459,512	2,275,791	—	2,735,303
Goodwill	—	1,338,843	545,026	—	1,883,869
Other long-term assets	—	43,863	1,104	—	44,967
Investments in subsidiaries	759,181	3,194,802	—	(3,953,983)	—
Total assets	$759,181	$7,383,909	$3,357,382	$(3,954,569)	$7,545,903
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$281,488	$37,481	$—	$318,969
Accrued liabilities	—	406,072	105,803	(586)	511,289
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	716,986	143,284	(586)	859,684
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,623,152	—	—	4,623,152
Deferred income taxes	—	694,848	12,706	—	707,554
Other long-term liabilities	—	589,742	6,590	—	596,332
Total long-term liabilities	—	5,907,742	19,296	—	5,927,038
Total member equity	759,181	759,181	3,194,802	(3,953,983)	759,181
Total liabilities and member equity	$759,181	$7,383,909	$3,357,382	$(3,954,569)	$7,545,903

	January 27, 2018
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$31,072	$4,716	$—	$35,788
Credit card receivables	—	36,268	5,990	—	42,258
Merchandise inventories	—	880,056	257,122	—	1,137,178
Other current assets	—	127,745	15,857	(150)	143,452
Total current assets	—	1,075,141	283,685	(150)	1,358,676
Property and equipment, net	—	1,309,679	247,433	—	1,557,112
Intangible assets, net	—	484,355	2,301,686	—	2,786,041
Goodwill	—	1,338,844	548,885	—	1,887,729
Other long-term assets	—	36,074	1,303	—	37,377
Investments in subsidiaries	839,014	3,204,672	—	(4,043,686)	—
Total assets	$839,014	$7,448,765	$3,382,992	$(4,043,836)	$7,626,935
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$259,837	$23,968	$—	$283,805
Accrued liabilities	—	401,227	131,004	(150)	532,081
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	690,490	154,972	(150)	845,312
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,569,669	2,593	—	4,572,262
Deferred income taxes	—	746,905	15,935	—	762,840
Other long-term liabilities	—	602,687	4,820	—	607,507
Total long-term liabilities	—	5,919,261	23,348	—	5,942,609
Total member equity	839,014	839,014	3,204,672	(4,043,686)	839,014
Total liabilities and member equity	$839,014	$7,448,765	$3,382,992	$(4,043,836)	$7,626,935

	Thirteen weeks ended January 26, 2019
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,177,938	$216,182	$—	$1,394,120
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	801,927	156,620	—	958,547
Selling, general and administrative expenses (excluding depreciation)	—	271,391	37,832	—	309,223
Depreciation expense	—	42,982	4,827	—	47,809
Amortization of intangible assets and favorable lease commitments	—	11,969	11,187	—	23,156
Other expenses (income)	—	11,895	—	—	11,895
Operating earnings (loss)	—	37,774	5,716	—	43,490
Benefit plan expense (income), net	—	872	—	—	872
Interest expense (income), net	—	81,434	—	—	81,434
Intercompany royalty charges (income)	—	60,098	(60,098)	—	—
Equity in loss (earnings) of subsidiaries	29,006	(65,814)	—	36,808	—
Earnings (loss) before income taxes	(29,006)	(38,816)	65,814	(36,808)	(38,816)
Income tax expense (benefit)	—	(9,810)	—	—	(9,810)
Net earnings (loss)	$(29,006)	$(29,006)	$65,814	$(36,808)	$(29,006)
Total other comprehensive earnings (loss), net of tax	(7,290)	(7,290)	—	7,290	(7,290)
Total comprehensive earnings (loss)	$(36,296)	$(36,296)	$65,814	$(29,518)	$(36,296)

	Thirteen weeks ended January 27, 2018
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,187,699	$306,412	$—	$1,494,111
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	812,202	209,782	—	1,021,984
Selling, general and administrative expenses (excluding depreciation)	—	261,818	60,079	—	321,897
Depreciation expense	—	47,267	6,161	—	53,428
Amortization of intangible assets and favorable lease commitments	—	12,416	11,868	—	24,284
Other expenses (income)	—	12,614	—	—	12,614
Operating earnings (loss)	—	41,382	18,522	—	59,904
Benefit plan expense (income), net	—	462	—	—	462
Interest expense (income), net	—	76,622	(73)	—	76,549
Intercompany royalty charges (income)	—	49,364	(49,364)	—	—
Equity in loss (earnings) of subsidiaries	(372,532)	(66,776)	—	439,308	—
Earnings (loss) before income taxes	372,532	(18,290)	67,959	(439,308)	(17,107)
Income tax expense (benefit)	—	(390,822)	1,183	—	(389,639)
Net earnings (loss)	$372,532	$372,532	$66,776	$(439,308)	$372,532
Total other comprehensive earnings (loss), net of tax	14,655	10,088	4,567	(14,655)	14,655
Total comprehensive earnings (loss)	$387,187	$382,620	$71,343	$(453,963)	$387,187

	Twenty-six weeks ended January 26, 2019
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,037,124	$461,387	$—	$2,498,511
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,342,151	316,632	—	1,658,783
Selling, general and administrative expenses (excluding depreciation)	—	496,294	89,690	—	585,984
Depreciation expense	—	88,072	10,431	—	98,503
Amortization of intangible assets and favorable lease commitments	—	24,247	22,693	—	46,940
Other expenses (income)	—	21,324	—	—	21,324
Operating earnings (loss)	—	65,036	21,941	—	86,977
Benefit plan expense (income), net	—	1,745	—	—	1,745
Interest expense, net	—	161,975	8	—	161,983
Intercompany royalty charges (income)	—	109,049	(109,049)	—	—
Equity in loss (earnings) of subsidiaries	57,177	(131,868)	—	74,691	—
Earnings (loss) before income taxes	(57,177)	(75,865)	130,982	(74,691)	(76,751)
Income tax expense (benefit)	—	(18,688)	(886)	—	(19,574)
Net earnings (loss)	$(57,177)	$(57,177)	$131,868	$(74,691)	$(57,177)
Total other comprehensive earnings (loss), net of tax	(23,371)	(21,869)	(1,502)	23,371	(23,371)
Total comprehensive earnings (loss)	$(80,548)	$(79,046)	$130,366	$(51,320)	$(80,548)

	Twenty-six weeks ended January 27, 2018
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,025,652	$576,005	$—	$2,601,657
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,341,427	378,827	—	1,720,254
Selling, general and administrative expenses (excluding depreciation)	—	498,420	118,294	—	616,714
Depreciation expense	—	96,526	12,130	—	108,656
Amortization of intangible assets and favorable lease commitments	—	25,401	23,832	—	49,233
Other expenses (income)	—	15,454	—	—	15,454
Operating earnings (loss)	—	48,424	42,922	—	91,346
Benefit plan expense (income), net	—	925	—	—	925
Interest expense, net	—	152,752	(105)	—	152,647
Intercompany royalty charges (income)	—	88,797	(88,797)	—	—
Equity in loss (earnings) of subsidiaries	(346,315)	(131,061)	—	477,376	—
Earnings (loss) before income taxes	346,315	(62,989)	131,824	(477,376)	(62,226)
Income tax expense (benefit)	—	(409,304)	763	—	(408,541)
Net earnings (loss)	$346,315	$346,315	$131,061	$(477,376)	$346,315
Total other comprehensive earnings (loss), net of tax	25,052	14,331	10,721	(25,052)	25,052
Total comprehensive earnings (loss)	$371,367	$360,646	$141,782	$(502,428)	$371,367

	Twenty-six weeks ended January 26, 2019
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$(57,177)	$(57,177)	$131,868	$(74,691)	$(57,177)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	124,561	33,124	—	157,685
Deferred income taxes		(1,338)	(433)		(1,771)
Other	—	2,300	121	—	2,421
Intercompany royalty income payable (receivable)	—	109,049	(109,049)	—	—
Equity in loss (earnings) of subsidiaries	57,177	(131,868)	—	74,691	—
Changes in operating assets and liabilities, net	—	(54,233)	(72,172)	—	(126,405)
Net cash provided by (used for) operating activities	—	(8,706)	(16,541)	—	(25,247)
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(81,527)	(2,539)	—	(84,066)
Net cash provided by (used for) investing activities	—	(81,527)	(2,539)	—	(84,066)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under revolving credit facilities	—	944,000	18,970	—	962,970
Repayment of borrowings	—	(845,713)	(1,223)	—	(846,936)
Distribution to Parent	—	—	(2,181)	—	(2,181)
Repurchase of stock	—	(1,401)	—	—	(1,401)
Shares withheld for remittance of employee taxes	—	(303)	—	—	(303)
Net cash provided by (used for) financing activities	—	96,583	15,566	—	112,149
Effect of exchange rate changes on cash and cash equivalents	—	—	(8)	—	(8)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	6,350	(3,522)	—	2,828
Beginning balance	—	33,121	5,389	—	38,510
Ending balance	$—	$39,471	$1,867	$—	$41,338

	Twenty-six weeks ended January 27, 2018
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$346,315	$346,315	$131,061	$(477,376)	$346,315
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense		134,165	35,962		170,127
Deferred income taxes		(402,691)	(290)		(402,981)
Payment-in-kind interest		29,289	—		29,289
Other	—	1,595	(2,401)	—	(806)
Intercompany royalty income payable (receivable)	—	88,797	(88,797)	—	—
Equity in loss (earnings) of subsidiaries	(346,315)	(131,061)	—	477,376	—
Changes in operating assets and liabilities, net	—	142,090	(88,490)	—	53,600
Net cash provided by (used for) operating activities	—	208,499	(12,955)	—	195,544
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(59,417)	(6,379)		(65,796)
Net cash provided by (used for) investing activities	—	(59,417)	(6,379)	—	(65,796)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under revolving credit facilities		432,000	18,163	—	450,163
Repayment of borrowings	—	(577,713)	(15,569)	—	(593,282)
Repurchase of stock	—	(266)	—	—	(266)
Shares withheld for remittance of employee taxes	—	(332)	—	—	(332)
Net cash provided by (used for) financing activities	—	(146,311)	2,594	—	(143,717)
Effect of exchange rate changes on cash and cash equivalents	—	—	518	—	518
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	2,771	(16,222)	—	(13,451)
Beginning balance	—	28,301	20,938	—	49,239
Ending balance	$—	$31,072	$4,716	$—	$35,788

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

•
the outcome of discussions with an ad hoc committee of holders (the "Noteholders") of a majority of the Cash Pay Notes and PIK Toggle Notes (together, the "Notes") and an ad hoc committee of holders (the "Term Lenders") of a majority of outstanding term loans (the "Term Loans") under the Senior Secured Term Loan Facility regarding one or more transactions to extend the maturities of such indebtedness and the successful execution of such transactions;

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

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. The operations of MyTheresa are conducted primarily through the mytheresa.com website. In September 2018, substantially all of the holdings of NMG International LLC were distributed to NMG, to the Company, to Holdings and, ultimately, to Parent (the "Distribution"). These holdings consisted principally of the entities through which we had conducted the operations of MyTheresa. As a result of the Distribution, MyTheresa is no longer a subsidiary of the Company but rather a subsidiary of our Parent. Subsequent to the Distribution, the assets, liabilities and operating results of MyTheresa are excluded from our Condensed Consolidated Financial Statements. The assets and liabilities of MyTheresa are excluded from the Condensed Consolidated Balance Sheet presented as of January 26, 2019 and included in the Condensed Consolidated Balance Sheets presented as of July 28, 2018 and January 27, 2018. Our Condensed Consolidated Statements of Operations exclude the operating results of MyTheresa for the second quarter of fiscal year 2019 and include the operating results of MyTheresa for only the two months prior to the Distribution in year-to-date fiscal 2019. As it relates to the second quarter of fiscal year 2018 and year-to-date fiscal 2018, the operating results of MyTheresa are included for all periods presented.

We conduct our specialty retail store and online operations on an omni-channel basis. As our store and online operations have similar economic characteristics, products, services and customers, our operations constitute a single omni-channel reportable segment.

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  All references to (i) the second quarter of fiscal year 2019 relate to the thirteen weeks ended January 26, 2019 (ii) the second quarter of fiscal year 2018 relate to the thirteen weeks ended January 27, 2018, (iii) year-to-date fiscal 2019 relate to the twenty-six weeks ended January 26, 2019 and (iv) year-to-date fiscal 2018 relate to the twenty-six weeks ended January 27, 2018.

As described in Note 1 to the Condensed Consolidated Financial Statements, the adoption of new accounting guidance in the first quarter of fiscal year 2019 resulted in (i) the inclusion of income from our credit card program within revenues and (ii) the reclassification of net periodic costs associated with certain of our retirement benefit plans from selling, general and administrative expenses to benefit plan expense, net. In addition, the adoption of this guidance accelerated the recognition of (i) online sales to the time of shipment rather than delivery (to coincide with the transfer of control to the customer) and (ii) direct response advertising costs to incurrence.

Additionally, we have determined that our previous income statement classification of certain reserves for sales returns and promotional programs resulted in the overstatement of previously reported revenues and cost of goods sold by $2.1 million in the second quarter of fiscal year 2018 and $26.7 million in year-to-date fiscal 2018. We evaluated the effects of these overstatements on prior periods' consolidated financial statements, individually and in the aggregate, and concluded that no prior period is materially misstated. However, we have revised the consolidated financial statements for the periods presented herein. The corrections had no impact on net earnings (loss).

Certain amounts presented in tables are subject to rounding adjustments and, as a result, the totals in such tables may not sum.

Investments and Strategic Initiatives

We are investing in strategies to grow our revenues and profits. Strategies we have pursued and continue to pursue include:

•
Deepening customer relationships: We continue to make significant enhancements to our customer data platform to improve upon our ability to anticipate and deliver on our customers' needs and desires. These initiatives are focused on leveraging technology to personalize our customers' experiences with our brands and create more relevant two-way communications. We are also working to enhance the data provided to our sales associates to enable more insightful recommendations and increase conversion by optimizing customer interactions.

•
Building seamless experiences: To strengthen our competitive position, we believe it is crucial to extend our focus beyond individual transactions and create one seamless and enriching shopping experience across our physical and digital environments. As a result, we are committed to offering integrated experiences to address our customers' evolving shopping behaviors.

•
Transforming how we buy and sell: We are transforming how we connect emotionally with our customers through our brand story, exceptional and unique luxury merchandise, relevant service model and store of the future.

In connection with these strategies, we are also making capital investments in our infrastructure and existing stores and opening new stores in select markets such as New York City (opening in March 2019).

Summary of Results of Operations

A summary of our results of operations is as follows:

•
Revenues — Total revenues for the second quarter of fiscal year 2019 were $1,394.1 million, a decrease of 6.7% compared to the second quarter of fiscal year 2018. Comparable sales for the second quarter of fiscal year 2019 increased 0.7% compared to the second quarter of fiscal year 2018. Total revenues for year-to-date fiscal 2019 were $2,498.5 million, a decrease of 4.0% compared to year-to-date fiscal 2018. Comparable sales for year-to-date fiscal 2019 increased 1.6% compared to year-to-date fiscal 2018.

In the second quarter of fiscal year 2019, sales generated by our online operations were $433.4 million, or 31.1% of revenues, representing a comparable sales increase of 5.2% compared to the prior year. In year-to-date fiscal 2019, sales generated by our online operations were $799.4 million, or 32.0% of revenues, representing a comparable sales increase of 6.9% compared to prior year. Components of revenue are as follows:

•
Net sales generated by U.S. operations — In the second quarter of fiscal year 2019, net sales generated by U.S. operations were $1,380.3 million, a decrease of 0.8% compared to the second quarter of fiscal year 2018. Comparable sales from U.S. operations for the second quarter of fiscal year 2019 increased 0.7% compared to the second quarter of fiscal year 2018. In year-to-date fiscal 2019, net sales generated by U.S. operations were

$2,413.0 million, which remained flat compared to year-to-date fiscal 2018. Comparable sales from U.S. operations for year-to-date fiscal 2019 increased 1.1% compared to year-to-date fiscal 2018.

•
Net sales generated by MyTheresa operations — Subsequent to the Distribution, net sales generated by MyTheresa are no longer included in consolidated revenues. As a result, consolidated revenues for the second quarter of fiscal year 2019 exclude net sales generated by MyTheresa operations. Prior to the Distribution, MyTheresa generated net sales of $60.1 million in fiscal year 2019 which are included in our consolidated revenues for year-to-date fiscal 2019. MyTheresa comparable sales for the period prior to the Distribution in fiscal year 2019 increased 27.3% from the corresponding prior year period.

•
Other revenues, net — In the second quarter of fiscal year 2019, other revenues, net, which primarily consists of income from our credit card program, were $13.8 million, a decrease of 1.9% compared to the second quarter of fiscal year 2018. In year-to-date fiscal 2019, other revenues, net were $25.4 million, a decrease of 2.0% compared to year-to-date fiscal 2018.

•
Cost of Goods Sold Including Buying and Occupancy Costs (Excluding Depreciation) ("COGS") — Compared to the corresponding periods of the prior year, total COGS, as a percentage of revenues, increased approximately 40 basis points in the second quarter of fiscal year 2019 and 30 basis points in year-to-date fiscal 2019. COGS related to our U.S. operations increased, as a percentage of U.S. revenues, approximately 20 basis points in the second quarter of fiscal year 2019 and remained flat in year-to-date fiscal 2019 compared to the corresponding prior year periods. The increases in U.S. COGS, as a percentage of U.S. revenues, for the second quarter of fiscal year 2019 were attributable primarily to:

•	lower product margins due primarily to higher delivery and processing costs in the second quarter; and

•	the deleveraging of buying and occupancy costs on lower revenues in the second quarter.

At January 26, 2019, consolidated inventories totaled $999.3 million, a decrease of 12.1% from January 27, 2018.  Merchandise inventories supporting our U.S. operations decreased 2.3% from the corresponding prior year period. We have worked aggressively to align our inventory levels and purchases with anticipated customer demand. Consolidated inventories at January 27, 2018 included $113.8 million related to MyTheresa operations. Subsequent to the Distribution, the inventory balances of MyTheresa are no longer included in our consolidated inventories.

•
Selling, General and Administrative Expenses (Excluding Depreciation) ("SG&A") — Compared to the corresponding periods of the prior year, SG&A expenses increased, as a percentage of revenues, by approximately 70 basis points in the second quarter of fiscal year 2019 and decreased, as a percentage of revenues, by approximately 20 basis points in year-to-date fiscal 2019. Base U.S. SG&A expenses increased, as a percentage of U.S. revenues, by approximately 110 basis points in the second quarter of fiscal year 2019 and 50 basis points in year-to-date fiscal 2019. The higher levels of base U.S. SG&A expenses, as a percentage of U.S. revenues, were primarily attributable to:

•	higher marketing expenses related primarily to the growth of our online operations; and

•	higher pre-opening expenses incurred primarily in connection with the new Hudson Yards store opening in March 2019.

Liquidity

Net cash used for our operating activities of $25.2 million in year-to-date fiscal 2019 increased by $220.8 million from net cash provided by operating activities of $195.5 million in year-to-date fiscal 2018. This increase in net cash used for our operating activities was due primarily to (i) higher net working capital requirements, (ii) higher annual incentive bonus payments and (iii) higher cash interest requirements due primarily to cash interest payments on the PIK Toggle Notes in fiscal year 2019 compared to PIK interest in fiscal year 2018. At January 26, 2019, we had $272.0 million of borrowings outstanding under our Asset-Based Revolving Credit Facility and $1.3 million letters of credit. Our borrowings under the Asset-Based Revolving Credit Facility fluctuate based on our seasonal working capital requirements, which generally peak in our first and third quarters. At January 26, 2019, we had unused borrowing commitments aggregating $626.8 million, subject to a borrowing base, of which $90.0 million of such capacity is available to us subject to certain restrictions as more fully described in Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I — Item 1. Additionally, we held cash and cash equivalents and credit card receivables of $77.8 million bringing our available liquidity to $704.6 million at January 26, 2019. We believe that cash generated from our operations along with our existing cash balances and available sources of financing will enable us to meet our anticipated cash obligations during the next 12 months.

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

Results of Operations

Performance Summary

The following table sets forth certain items expressed as percentages of revenues for the periods indicated:

	Thirteen weeks ended		Twenty-six weeks ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018

Net sales	99.0%	99.1%	99.0%	99.0%
Other revenues, net	1.0	0.9	1.0	1.0
Total revenues	100.0	100.0	100.0	100.0
Cost of goods sold including buying and occupancy costs (excluding depreciation)	68.8	68.4	66.4	66.1
Selling, general and administrative expenses (excluding depreciation)	22.2	21.5	23.5	23.7
Depreciation expense	3.4	3.6	3.9	4.2
Amortization of intangible assets	0.8	0.8	0.9	0.9
Amortization of favorable lease commitments	0.9	0.9	1.0	1.0
Other expenses	0.9	0.8	0.9	0.6
Operating earnings	3.1	4.0	3.5	3.5
Benefit plan expense, net	0.1	—	0.1	—
Interest expense, net	5.8	5.1	6.5	5.9
Loss before income taxes	(2.8)	(1.1)	(3.1)	(2.4)
Income tax benefit	(0.7)	(26.1)	(0.8)	(15.7)
Net earnings (loss)	(2.1)%	24.9%	(2.3)%	13.3%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated:

	Thirteen weeks ended		Twenty-six weeks ended
(dollars in millions, except sales per square foot and store count)	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018

Change in comparable sales (1)
Total sales	0.7%	6.4%	1.6%	5.3%
Online sales	5.2%	15.1%	6.9%	15.2%

Percentage of revenues transacted online (2)	31.1%	33.8%	32.0%	33.1%

Store count
Neiman Marcus and Bergdorf Goodman full-line stores open at end of period	44	44	44	44
Last Call stores open at end of period	24	27	24	27

Sales per square foot (3)	$152	$154	$268	$271

Capital expenditures (4)	$46.5	$41.1	$84.1	$65.8
Depreciation expense	47.8	53.4	98.5	108.7
Rent expense and related occupancy costs	27.5	30.9	55.1	59.2

Non-GAAP financial measures
EBITDA (5)	$113.6	$137.2	$230.7	$248.3
Adjusted EBITDA (5)	$134.4	$154.8	$269.7	$277.2
U.S. Adjusted EBITDA (5)	$134.4	$147.5	$270.6	$267.4

(1)
Comparable sales include (i) sales derived from our retail stores open for more than fifty-two weeks, including stores that have been relocated or expanded, and (ii) sales from our online operations.  Comparable sales exclude sales of closed stores.

Comparable sales for the second quarter of fiscal year 2018 exclude sales from MyTheresa operations. Comparable sales for year-to-date fiscal 2018 include sales from MyTheresa operations only for August and September 2017.

(2)
Percentage of revenues transacted online includes the operating results of MyTheresa for the periods prior to the Distribution. Excluding the operations of MyTheresa, the percentage of net sales from U.S. operations transacted online was 31.4% for the thirteen weeks ended January 26, 2019, 29.9% for the thirteen weeks ended January 27, 2018, 30.6% for the twenty-six weeks ended January 26, 2019 and 28.9% for the twenty-six weeks ended January 27, 2018.

(3)
Sales per square foot are calculated as revenues of our Neiman Marcus and Bergdorf Goodman full-line stores for the applicable period divided by weighted average square footage.  Weighted average square footage includes a percentage of period-end square footage for new and closed stores equal to the percentage of the period during which they were open.

(4)
Amounts represent gross capital expenditures and exclude developer contributions of $7.9 million for the thirteen weeks ended January 26, 2019, $12.4 million for the thirteen weeks ended January 27, 2018, $10.1 million for the twenty-six weeks ended January 26, 2019 and $11.7 million for the twenty-six weeks ended January 27, 2018.

(5)	For an explanation of EBITDA and Adjusted EBITDA as measures of our operating performance and a reconciliation to net earnings (loss), see "— Non-GAAP Financial Measures."

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

Our revenues and earnings can also be affected by our relationships with sources of merchandise and the terms on which they are willing to supply to us. Certain of our top designers or brand partners have converted or are considering converting from wholesale arrangements to concession arrangements, whereby the designer merchandises its boutique within our store and pays us a pre-determined percentage of revenues derived from the sale of such merchandise.

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

Consistent with industry business practice, we receive allowances from certain of our designers in support of the merchandise we purchase for resale.  Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the designers’ merchandise.  These allowances result in an increase to gross margin when we earn the allowances and they are approved by the designer.  Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise.  These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold.  We received merchandise allowances of $37.2 million, or 2.7% of revenues, in the second quarter of fiscal year 2019, $38.8 million, or 2.6% of revenues, in the second quarter of fiscal year 2018, $40.5 million, or 1.6% of revenues, in year-to-date fiscal 2019 and $42.3 million, or 1.6% of revenues, in year-to-date fiscal 2018. The amounts of merchandise allowances we receive fluctuate based partially on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during year-to-date fiscal 2019 and 2018.

Changes in our COGS as a percentage of revenues can be affected by the following factors:

•	our ability to order an appropriate amount of merchandise to match customer demand and the related impact on the level of net markdowns and promotions costs incurred;

•	customer acceptance of and demand for the merchandise we offer in a given season and the related impact of such factors on the level of full-price sales;

•	factors affecting revenues generally, including pricing and promotional strategies, product offerings and actions taken by competitors;

•	changes in delivery and processing costs and our ability to pass such costs on to our customers;

•	changes in occupancy costs associated primarily with the opening of new stores or distribution facilities; and

•	the amount of designer reimbursements we receive during the reporting period.

Selling, General and Administrative Expenses (Excluding Depreciation).  SG&A consists principally of costs related to employee compensation and benefits in the selling and administrative support areas and advertising and marketing costs.  A significant portion of our SG&A expenses is variable in nature and is dependent on the revenues we generate.

Advertising costs consist primarily of (i) online marketing costs, (ii) advertising costs incurred related to the production of the photographic content for our websites and (iii) costs incurred related to the production, printing and distribution of our print catalogs and other promotional materials mailed to our customers. We receive advertising allowances from certain of our designers.  Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the designers' merchandise in connection with our various advertising programs, primarily catalogs and other print media and digital media. Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned. Advertising allowances collected were approximately $7.0 million, or 0.5% of revenues, in the second quarter of fiscal year 2019, $8.9 million, or 0.6% of revenues, in the second quarter of fiscal year 2018, $24.9 million, or 1.0% of revenues, in year-to-date fiscal 2019 and $26.0 million, or 1.0% of revenues, in year-to-date fiscal 2018.

We also receive allowances from certain designers in connection with compensation programs for employees who sell the designers’ merchandise. These allowances are netted against the related compensation expenses that we incur. Amounts received from designers related to compensation programs were $15.3 million, or 1.1% of revenues, in the second quarter of fiscal year 2019, $15.4 million, or 1.0% of revenues, in the second quarter of fiscal year 2018, $30.7 million, or 1.2% of revenues, in year-to-date fiscal 2019 and $29.9 million, or 1.2% of revenues, in year-to-date fiscal 2018.

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

Our first fiscal quarter is generally characterized by a higher level of full-price sales with a focus on the initial introduction of Fall season fashions. Marketing activities designed to stimulate customer purchases, a lower level of markdowns and higher margins are characteristic for this quarter. Our second fiscal quarter is more focused on promotional activities related to the December holiday season, the early introduction of resort season collections from certain designers and the sale of Fall season goods on a marked down basis. As a result, margins are typically lower in our second fiscal quarter. However, due to the seasonal increase in revenues that occurs during the holiday season, our second fiscal quarter is typically the quarter in which our revenues are the highest and in which expenses as a percentage of revenues are the lowest. Our working capital requirements are also the greatest in the Fall season as a result of higher seasonal requirements, which generally peak in our first fiscal quarter.

Our third fiscal quarter is generally characterized by a higher level of full-price sales with a focus on the initial introduction of Spring season fashions. Marketing activities designed to stimulate customer purchases, a lower level of markdowns and higher margins are again characteristic for this quarter. Revenues are generally the lowest in our fourth fiscal quarter with a focus on promotional activities offering Spring season goods to customers on a marked down basis, resulting in lower margins during the quarter. Our working capital requirements are typically lower in the Spring season as a result of lower seasonal requirements, which generally peak in our third fiscal quarter.

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

We monitor the sales performance of our inventories throughout each season.  We seek to order additional goods to supplement our original purchasing decisions when the level of customer demand is higher than originally anticipated.  However, in certain merchandise categories, particularly fashion apparel, our ability to purchase additional goods can be limited.  This can result in lost sales opportunities in the event of higher than anticipated demand for the merchandise we offer or a higher than anticipated level of consumer spending.  Conversely, in the event we buy merchandise that is not accepted by our customers or the level of consumer spending is less than we anticipated, we could incur a higher than anticipated level of markdowns, net of merchandise allowances, resulting in lower operating profits.  Any failure on our part to anticipate, identify and respond effectively to these changes could adversely affect our business, financial condition and results of operations.

Results of Operations for the Thirteen Weeks Ended January 26, 2019 Compared to the Thirteen Weeks Ended January 27, 2018

Revenues.  Total revenues for the second quarter of fiscal year 2019 of $1,394.1 million decreased by $100.0 million, or 6.7%, from $1,494.1 million in the second quarter of fiscal year 2018. The components of our revenues are:

	Thirteen weeks ended
	January 26, 2019		January 27, 2018
(in millions, except percentages)	$	Comparable Sales	$	Comparable Sales

Net sales from U.S. operations	$1,380.3	0.7%	$1,391.3	4.8%
Net sales from MyTheresa operations (1)	—	—%	88.7	39.6%
Total net sales	1,380.3	0.7%	1,480.0	6.4%
Other revenues, net	13.8		14.1
Total revenues	$1,394.1		$1,494.1

(1)
Our Condensed Consolidated Statements of Operations exclude the operating results of MyTheresa for the second quarter of fiscal year 2019 whereas the second quarter of fiscal year 2018 includes the operating results of MyTheresa.

Comparable sales for the second quarter of fiscal year 2019 were $1,380.3 million compared to $1,370.4 million in the second quarter of fiscal year 2018, representing an increase of 0.7%.

•
Net sales generated by U.S. operations — In the second quarter of fiscal year 2019, net sales generated by U.S. operations were $1,380.3 million, a decrease of 0.8% compared to the second quarter of fiscal year 2018. Comparable sales from U.S. operations for the second quarter of fiscal year 2019 increased 0.7% compared to the second quarter of fiscal year 2018. Sales generated by our U.S. online operations were $433.4 million, or 31.1% of our total U.S. revenues, in the second quarter of fiscal year 2019. Comparable sales from our U.S. online operations for the second quarter of fiscal year 2019 increased 5.2% from the second quarter of fiscal year 2018.

•
Other revenues, net — In the second quarter of fiscal year 2019, other revenues, net, which primarily consists of income from our credit card program, were $13.8 million, a decrease of 1.9% compared to the second quarter of fiscal year 2018.

Cost of Goods Sold Including Buying and Occupancy Costs (Excluding Depreciation). COGS as a percentage of revenues increased to 68.8% of revenues in the second quarter of fiscal year 2019 from 68.4% of revenues in the second quarter of fiscal year 2018. The components of COGS consisted of:

	Thirteen weeks ended
	January 26, 2019		January 27, 2018
(in millions, except percentages)	$	% of revenues	$	% of revenues

U.S. COGS (1)	$958.5	68.8%	$964.3	68.6%
MyTheresa COGS (2)	—		57.7
Total COGS (3)	$958.5	68.8%	$1,022.0	68.4%

(1)	Presented on the basis of U.S. revenues, inclusive of other revenues, net.

(2)
Our Condensed Consolidated Statements of Operations exclude the operating results of MyTheresa for the second quarter of fiscal year 2019 whereas the second quarter of fiscal year 2018 includes the operating results of MyTheresa.

(3)	Presented on the basis of consolidated revenues.

The increase in U.S. COGS, as a percentage of U.S. revenues, of approximately 20 basis points compared to the prior year was primarily attributable to:

•	lower product margins of approximately 10 basis points due primarily to higher delivery and processing costs; and

•	the deleveraging of buying and occupancy costs of approximately 10 basis points on lower revenues.

Selling, General and Administrative Expenses (Excluding Depreciation).  SG&A expenses as a percentage of revenues increased to 22.2% of revenues in the second quarter of fiscal year 2019 compared to 21.5% of revenues in the second quarter of fiscal year 2018. The components of SG&A expense consisted of:

	Thirteen weeks ended
	January 26, 2019		January 27, 2018
(in millions, except percentages)	$	% of revenues	$	% of revenues

Base U.S. SG&A (1)	$302.5	21.7%	$289.9	20.6%
U.S. net incentive compensation costs and other benefits (1)	6.7	0.5%	8.4	0.6%
Total U.S. SG&A expenses (1)	309.2	22.2%	298.3	21.2%
MyTheresa SG&A (2)	—		23.6
Total SG&A (3)	$309.2	22.2%	$321.9	21.5%

(1)	Presented on the basis of U.S. revenues, inclusive of other revenues, net.

(2)
Our Condensed Consolidated Statements of Operations exclude the operating results of MyTheresa for the second quarter of fiscal year 2019 whereas the second quarter of fiscal year 2018 includes the operating results of MyTheresa.

(3)	Presented on the basis of consolidated revenues.

Base U.S. SG&A expenses increased, as a percentage of U.S. revenues, approximately 110 basis points compared to the prior year due primarily to:

•	higher marketing expenses of approximately 50 basis points related primarily to the growth of our online operations;

•	higher pre-opening expenses of approximately 30 basis points incurred primarily in connection with the new Hudson Yards store opening in March 2019; and

•	higher payroll and related costs of approximately 20 basis points due primarily to timing with the first quarter of fiscal year 2019.

U.S. net incentive compensation costs and other benefits costs aggregated $6.7 million, or 0.5% of U.S. revenues, in the second quarter of fiscal year 2019 compared to $8.4 million, or 0.6% of U.S. revenues, in the second quarter of fiscal year 2018, a decrease of approximately 10 basis points compared to the prior year. This decrease is due primarily to:

•	lower levels of current and long-term cash incentive costs of approximately 60 basis points; and

•	non-recurring non-cash charges related to the modifications of certain stock options of approximately 10 basis points recorded in the second quarter of fiscal year 2018; partially offset by

•	a non-recurring non-cash gain related to a change in our vacation policy of approximately 60 basis points recorded in the second quarter of fiscal year 2018.

Depreciation and Amortization Expenses.  Depreciation expense was $47.8 million, or 3.4% of revenues, in the second quarter of fiscal year 2019 compared to $53.4 million, or 3.6% of revenues, in the second quarter of fiscal year 2018.

Amortization of intangible assets (primarily customer lists and favorable lease commitments) was $23.2 million, or 1.7% of revenues, in the second quarter of fiscal year 2019 compared to $24.3 million, or 1.6% of revenues, in the second quarter of fiscal year 2018.

Other Expenses.  Other expenses for the second quarter of fiscal year 2019 were $11.9 million, or 0.9% of revenues, compared to $12.6 million, or 0.8% of revenues, in the second quarter of fiscal year 2018. Other expenses consisted of the following components:

	Thirteen weeks ended
(in millions)	January 26, 2019	January 27, 2018

Expenses incurred in connection with strategic initiatives	$9.1	$1.4
Expenses related to store closures	—	6.6
Other expenses	2.8	4.6
Total	$11.9	$12.6

We incurred consulting and professional fees in connection with key strategic operational projects and the implementation of strategic initiatives, including those described above under "Investments and Strategic Initiatives".

In connection with our assessment of our Last Call footprint, we closed 14 stores in fiscal year 2018. Expenses related to these store closures consisted primarily of severance and store closing costs.

We also incurred expenses related to organizational and operational realignments, primarily severance costs, in the second quarter of fiscal year 2019.

In connection with the retirement of our former Chief Executive Officer and President, we incurred certain charges primarily related to lump sum compensation payable as a consequence of her retirement of approximately $4.6 million in the second quarter of fiscal year 2018.

Interest Expense, net.  Net interest expense was $81.4 million in the second quarter of fiscal year 2019 and $76.5 million for the second quarter of fiscal year 2018. The significant components of interest expense are as follows:

	Thirteen weeks ended
(in millions)	January 26, 2019	January 27, 2018

Asset-Based Revolving Credit Facility	$3.0	$1.5
Senior Secured Term Loan Facility	37.1	33.8
Cash Pay Notes	19.2	19.2
PIK Toggle Notes	14.4	14.9
2028 Debentures	2.2	2.2
Amortization of debt issue costs	6.1	6.1
Capitalized interest	(1.1)	(1.8)
Other, net	0.5	0.6
Interest expense, net	$81.4	$76.5

Income Tax Benefit.  Our income tax benefit was $9.8 million for the second quarter of fiscal year 2019 and $389.6 million for the second quarter of fiscal year 2018. The components of our tax benefits consisted of:

	Thirteen weeks ended
	January 26, 2019		January 27, 2018
(in millions, except percentages)	$	Effective Income Tax Rate	$	Effective Income Tax Rate

Income tax benefit excluding impact of Tax Reform	$(9.8)	25.3%	$(1.8)	10.9%
Impact of Tax Reform	—	—%	(387.8)	2,266.8%
Total income tax benefit	$(9.8)	25.3%	$(389.6)	2,277.7%

Our effective income tax rate of 25.3% on the loss for the second quarter of fiscal year 2019 exceeded the federal statutory rate of 21% due primarily to state income taxes.

Included in the income tax benefit recognized in the second quarter of fiscal year 2018 is the impact of the Tax Cuts and Jobs Act ("Tax Reform"), which was signed into law on December 22, 2017. Among numerous provisions included in the Tax Reform was the reduction of the corporate federal income tax rate from 35% to 21% effective January 1, 2018. As the effective date of the Tax Reform fell five months into our fiscal year, we were subject to a blended federal statutory rate of 26.9% in fiscal year 2018. In connection with our application of the new federal statutory rate in fiscal year 2018, we measured our long-term deferred income taxes at the new lower rate and recorded non-cash benefits aggregating $391.6 million, of which amount $387.8 million was recorded in the second quarter of fiscal year 2018. Excluding the impact of the Tax Reform, our effective income tax rate of 10.9% on the loss for the second quarter of fiscal year 2018 was below the blended federal statutory rate of 26.9% due primarily to the impact of the transition to the lower annualized federal statutory rate.

Results of Operations for the Twenty-six Weeks Ended January 26, 2019 Compared to the Twenty-six Weeks Ended January 27, 2018

Revenues.  Total revenues for year-to-date fiscal 2019 of $2,498.5 million decreased by $103.1 million, or 4.0%, from $2,601.7 million in year-to-date fiscal 2018. The components of our revenues are:

	Twenty-six weeks ended
	January 26, 2019		January 27, 2018
(in millions, except percentages)	$	Comparable Sales	$	Comparable Sales

Net sales from U.S. operations	$2,413.0	1.1%	$2,412.9	3.8%
Net sales from MyTheresa operations (1)	60.1	27.3%	162.8	34.2%
Total net sales	2,473.1	1.6%	2,575.7	5.3%
Other revenues, net	25.4		25.9
Total revenues	$2,498.5		$2,601.7

(1)
Our Condensed Consolidated Statements of Operations exclude the operating results of MyTheresa subsequent to the Distribution. As a result, the operating results of MyTheresa are included for only the two months prior to the Distribution in year-to-date fiscal 2019. Year-to-date fiscal 2018 includes the operating results of MyTheresa for the entire period.

Comparable sales for year-to-date fiscal 2019 were $2,473.1 million compared to $2,433.0 million in year-to-date fiscal 2018, representing an increase of 1.6%. Revenues generated by our online operations were $799.4 million, or 32.0% of revenues. Comparable sales from our online operations for year-to-date fiscal 2019 increased 6.9% compared to the corresponding prior year period.

•
Net sales generated by U.S. operations — In year-to-date fiscal 2019, net sales generated by U.S. operations were $2,413.0 million, which remained flat compared to year-to-date fiscal 2018. Comparable sales from U.S. operations for year-to-date fiscal 2019 increased 1.1% compared to year-to-date fiscal 2018. Sales generated by our U.S. online operations were $739.3 million, or 30.3% of our total U.S. revenues, in year-to-date fiscal 2019. Comparable sales from our U.S. online operations for year-to-date fiscal 2019 increased 5.5% from year-to-date fiscal 2018.

•
Net sales generated by MyTheresa operations — Prior to the Distribution, MyTheresa generated net sales of $60.1 million in fiscal year 2019, or 2.4% of consolidated revenues. MyTheresa comparable sales for the period prior to the Distribution in fiscal year 2019 increased 27.3% from the corresponding prior year period.

•
Other revenues, net — In year-to-date fiscal 2019, other revenues, net, which primarily consists of income from our credit card program, were $25.4 million, a decrease of 2.0% compared to year-to-date fiscal 2018.

Cost of Goods Sold Including Buying and Occupancy Costs (Excluding Depreciation). COGS as a percentage of revenues increased to 66.4% of revenues in year-to-date fiscal 2019 from 66.1% of revenues in year-to-date fiscal 2018. The components of COGS consisted of:

	Twenty-six weeks ended
	January 26, 2019		January 27, 2018
(in millions, except percentages)	$	% of revenues	$	% of revenues

U.S. COGS (1)	$1,614.6	66.2%	$1,613.8	66.2%
MyTheresa COGS (2)	44.2		106.5
Total COGS (3)	$1,658.8	66.4%	$1,720.3	66.1%

(1)	Presented on the basis of U.S. revenues, inclusive of other revenues, net.

(2)
Our Condensed Consolidated Statements of Operations exclude the operating results of MyTheresa subsequent to the Distribution. As a result, the operating results of MyTheresa are included for only the two months prior to the Distribution in year-to-date fiscal 2019. Year-to-date fiscal 2018 includes the operating results of MyTheresa for the entire period.

(3)	Presented on the basis of consolidated revenues.

U.S. COGS, as a percentage of U.S. revenues, remained flat for year-to-date fiscal 2019 compared to the corresponding prior year period. The increase in total COGS, as a percentage of revenues, was attributable primarily to higher COGS, as a percentage of revenues, related to MyTheresa operations prior to the Distribution.

Selling, General and Administrative Expenses (Excluding Depreciation). SG&A expenses as a percentage of revenues decreased to 23.5% of revenues in year-to-date fiscal 2019 compared to 23.7% of revenues in year-to-date fiscal 2018. The components of SG&A expense consisted of:

	Twenty-six weeks ended
	January 26, 2019		January 27, 2018
(in millions, except percentages)	$	% of revenues	$	% of revenues

Base U.S. SG&A (1)	$559.2	22.9%	$547.0	22.4%
U.S. net incentive compensation costs and other benefits (1)	10.0	0.4%	23.2	1.0%
Total U.S. SG&A expenses (1)	569.2	23.3%	570.2	23.4%
MyTheresa SG&A (2)	16.8		46.5
Total SG&A (3)	$586.0	23.5%	$616.7	23.7%

(1)	Presented on the basis of U.S. revenues, inclusive of other revenues, net.

(2)
Our Condensed Consolidated Statements of Operations exclude the operating results of MyTheresa subsequent to the Distribution. As a result, the operating results of MyTheresa are included for only the two months prior to the Distribution in year-to-date fiscal 2019. Year-to-date fiscal 2018 includes the operating results of MyTheresa for the entire period.

(3)	Presented on the basis of consolidated revenues.

Base U.S. SG&A expenses increased, as a percentage of U.S. revenues, approximately 50 basis points compared to the prior year due primarily to:

•	higher marketing expenses of approximately 60 basis points related primarily to the growth of our online operations; and

•	higher pre-opening expenses of approximately 30 basis points incurred primarily in connection with the new Hudson Yards store opening in March 2019; partially offset by

•	lower corporate expenses, primarily professional fees, of approximately 30 basis points; and

•	favorable payroll and related costs of approximately 10 basis points.

U.S. net incentive compensation costs and other benefits costs aggregated $10.0 million, or 0.4% of U.S. revenues, in year-to-date fiscal 2019 compared to $23.2 million, or 1.0% of U.S. revenues, in year-to-date fiscal 2018, a decrease of approximately 60 basis points compared to the prior year. This decrease is due primarily to:

•	lower levels of current and long-term cash incentive costs of approximately 70 basis points in year-to-date fiscal 2019; and

•	non-recurring non-cash charges related to the modifications of certain stock options of approximately 20 basis points recorded in year-to-date fiscal 2018; partially offset by

•	a non-recurring non-cash gain related to a change in our vacation policy of approximately 35 basis points recorded in year-to-date fiscal 2018.

Depreciation and Amortization Expenses.  Depreciation expense of $98.5 million, or 3.9% of revenues, in year-to-date fiscal 2019 compared to $108.7 million, or 4.2% of revenues, in year-to-date fiscal 2018.

Amortization of intangible assets (primarily customer lists and favorable lease commitments) was $46.9 million, or 1.9% of revenues, in year-to-date fiscal 2019 compared to $49.2 million, or 1.9% of revenues, in year-to-date fiscal 2018.

Other Expenses.  Other expenses for year-to-date fiscal 2019 aggregated $21.3 million, or 0.9% of revenues, compared to $15.5 million, or 0.6% of revenues, in year-to-date fiscal 2018. Other expenses consisted of the following components:

	Twenty-six weeks ended
(in millions)	January 26, 2019	January 27, 2018

Expenses incurred in connection with strategic initiatives	$16.1	$1.8
Expenses related to store closures	—	7.9
Expenses related to Cyber-Attack, net of insurance recoveries	—	1.1
Other expenses	5.2	4.6
Total	$21.3	$15.5

We incurred consulting and professional fees in connection with key strategic operational projects and the implementation of strategic initiatives, including those described above under "Investments and Strategic Initiatives".

In connection with our assessment of our Last Call footprint, we closed 14 stores in fiscal year 2018. Expenses related to these store closures consisted primarily of severance and store closing costs.

We discovered in January 2014 that malicious software was clandestinely installed on our computer systems (the "Cyber-Attack"). Expenses related to the Cyber-Attack in year-to-date fiscal 2018 consisted primarily of legal expenses.

We also incurred other expenses related to organizational and operational realignments, primarily severance costs, in year-to-date fiscal 2019.

In connection with the retirement of our former Chief Executive Officer and President, we incurred certain charges primarily related to lump sum compensation payable as a consequence of her retirement of approximately $4.6 million in year-to-date fiscal 2018.

Interest Expense, net.  Net interest expense was $162.0 million, or 6.5% of revenues, in year-to-date fiscal 2019 and $152.6 million, or 5.9% of revenues, in year-to-date fiscal 2018. The significant components of interest expense are as follows:

	Twenty-six weeks ended
(in millions)	January 26, 2019	January 27, 2018

Asset-Based Revolving Credit Facility	$5.6	$3.8
Senior Secured Term Loan Facility	73.4	67.2
Cash Pay Notes	38.4	38.4
PIK Toggle Notes	28.8	29.3
2028 Debentures	4.5	4.5
Amortization of debt issue costs	12.2	12.2
Capitalized interest	(2.1)	(3.6)
Other, net	1.2	0.8
Interest expense, net	$162.0	$152.6

Income Tax Benefit.  Our income tax benefit was $19.6 million for year-to-date fiscal 2019 and $408.5 million for year-to-date fiscal 2018. The components of our tax benefits consisted of:

	Twenty-six weeks ended
	January 26, 2019		January 27, 2018
(in millions, except percentages)	$	Effective Income Tax Rate	$	Effective Income Tax Rate

Income tax benefit excluding impact of Tax Reform	$(19.6)	25.5%	$(20.7)	33.3%
Impact of Tax Reform	—	—%	(387.8)	623.2%
Total income tax benefit	$(19.6)	25.5%	$(408.5)	656.5%

Our effective income tax rate of 25.5% on the loss for year-to-date fiscal 2019 exceeded the federal statutory rate of 21% due primarily to state income taxes.

Included in the income tax benefit recognized in year-to-date fiscal 2018 is the impact of the Tax Reform, which was signed into law on December 22, 2017. Among numerous provisions included in the Tax Reform was the reduction of the corporate federal income tax rate from 35% to 21% effective January 1, 2018. As the effective date of the Tax Reform fell five months into our fiscal year, we were subject to a blended federal statutory rate of 26.9% in fiscal year 2018. In connection with our application of the new federal statutory rate in fiscal year 2018, we measured our long-term deferred income taxes at the new lower rate and recorded non-cash benefits aggregating $391.6 million, of which amount $387.8 million was recorded in year-to-date fiscal 2018. Excluding the impact of the Tax Reform, our effective income tax rate of 33.3% on the loss for year-to-date fiscal 2018 exceeded the blended federal statutory rate of 26.9% due primarily to state and foreign income taxes.

We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Internal Revenue Service ("IRS") is conducting an audit of our short-year 2014 (subsequent to the Acquisition) and fiscal years 2015 through 2017 federal income tax returns. With respect to state, local and foreign jurisdictions, with limited exceptions, we are no longer subject to income tax audits for fiscal years before 2013. We believe our recorded tax liabilities as of January 26, 2019 are sufficient to cover any potential assessments made by the IRS or other taxing authorities and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances. We believe it is reasonably possible that adjustments to the amounts of our unrecognized tax benefits could occur within the next 12 months as a result of settlements with tax authorities or expiration of statutes of limitations. At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

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

Our primary sources of short-term liquidity are comprised of cash and cash equivalents, credit card receivables and availability under our Asset-Based Revolving Credit Facility. The amounts of cash and cash equivalents and borrowings under the Asset-Based Revolving Credit Facility are influenced by a number of factors, including revenues, working capital levels, payment terms, the level of capital expenditures, cash requirements related to financing instruments and debt service obligations, Pension Plan funding obligations and tax payment obligations, among others.

Our working capital requirements fluctuate during the fiscal year, peaking during the first and third quarters of each fiscal year as a result of higher seasonal levels of inventories. We have typically financed our cash requirements with available cash and cash equivalents, cash flows from operations and, if necessary, with cash provided from borrowings under the Asset-Based Revolving Credit Facility. We had $272.0 million of outstanding borrowings under the Asset-Based Revolving Credit Facility and $1.3 million outstanding letters of credit as of January 26, 2019 compared to $132.0 million of outstanding borrowings and $1.8 million outstanding letters of credit as of January 27, 2018. At January 26, 2019, we had unused borrowing commitments of $626.8 million, subject to a borrowing base, of which $90.0 million of such capacity is available to us subject to the maintenance of a minimum fixed charge coverage ratio and to further restrictions described below under "Financing Structure at January 26, 2019." Additionally, we held cash and cash equivalents and credit card receivables of $77.8 million bringing our available liquidity to $704.6 million at January 26, 2019.

Under the Asset-Based Revolving Credit Facility, if "excess availability" falls below 10% of aggregate revolving commitments, we will be required to maintain a minimum fixed charge coverage ratio and we may be subject to further restrictions as discussed below under "Financing Structure at January 26, 2019".

We believe that cash generated from our operations, our existing cash and cash equivalents and available sources of financing will be sufficient to fund our cash requirements during the next 12 months, including merchandise purchases, operating expenses, anticipated capital expenditure requirements, debt service requirements, income tax payments and obligations related to our Pension Plan.

We regularly evaluate our liquidity profile, and various financing, refinancing and other alternatives for opportunities to enhance our capital structure and address maturities under our existing debt arrangements. If opportunities are available on favorable terms, we may seek to refinance, exchange, amend and/or extend the terms of our existing debt or issue or incur additional debt.

As previously disclosed, on March 1, 2019, the Company reached an agreement in principle with the ad hoc committees of Noteholders and Term Lenders regarding the framework of a comprehensive series of transactions to extend the maturities of the Notes and Term Loans, as outlined in a term sheet disclosed in our Current Report on Form 8-K filed on March 1, 2019.

The Company is engaged with the ad hoc committees of Noteholders and Term Lenders in ongoing negotiations with the goal of agreeing on definitive documentation with respect to such transaction. If the Company is unable to complete these transactions as contemplated or any other alternative transaction, on favorable terms or at all, due to market conditions or otherwise, its financial condition could be materially and adversely affected.

Net cash used for our operating activities of $25.2 million in year-to-date fiscal 2019 increased by $220.8 million from net cash provided by operating activities of $195.5 million in year-to-date fiscal 2018. This increase in net cash used for our operating activities was due primarily to (i) higher net working capital requirements, (ii) higher annual incentive bonus payments and (iii) higher cash interest requirements due primarily to cash interest payments on the PIK Toggle Notes in fiscal year 2019 compared to PIK interest in fiscal year 2018.

Net cash used for investing activities, representing capital expenditures, of $84.1 million in year-to-date fiscal 2019 increased by $18.3 million from $65.8 million in year-to-date fiscal 2018. This increase in capital expenditures in year-to-date fiscal 2019 reflects higher spending related to the construction of the new Hudson Yards store opening in March 2019 and the remodeling of existing stores.

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

Net cash provided by financing activities of $112.1 million in year-to-date fiscal 2019 was comprised primarily of (i) net borrowings of $113.0 million under our Asset-Based Revolving Credit Facility due to a lower level of cash flows from operations, higher seasonal working capital requirements and higher capital expenditures and (ii) net borrowings of $17.7 million under the mytheresa.com Credit Facilities prior to the Distribution due to higher seasonal working capital requirements, partially offset by (iii) repayments of borrowings of $14.7 million under our Senior Secured Term Loan Facility. Net cash used for financing activities of $143.7 million in year-to-date fiscal 2018 was comprised primarily of (i) net repayment of borrowings of $131.0 million under our Asset-Based Revolving Credit Facility due to a higher level of cash flows from operations, lower workings capital requirements and lower capital expenditures and (ii) repayments of borrowings of $14.7 million under our Senior Secured Term Loan Facility.

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

Financing Structure at January 26, 2019

Our major sources of funds are comprised of the $900.0 million Asset-Based Revolving Credit Facility, the $2,795.5 million Senior Secured Term Loan Facility, the $960.0 million Cash Pay Notes, the $658.4 million PIK Toggle Notes and the $125.0 million 2028 Debentures (each as described in more detail below).

Asset-Based Revolving Credit Facility.  At January 26, 2019, we have an Asset-Based Revolving Credit Facility with a maximum committed borrowing capacity of $900.0 million. The Asset-Based Revolving Credit Facility matures on July 25, 2021 (or July 25, 2020 if our obligations under our Senior Secured Term Loan Facility or any permitted refinancing thereof have not been repaid or the maturity date thereof has not been extended to October 25, 2021 or later).  At January 26, 2019, we had outstanding borrowings of $272.0 million under this facility, outstanding letters of credit of $1.3 million and unused commitments of $626.8 million, subject to a borrowing base, of which $90.0 million of such capacity is available to us subject to certain restrictions as more fully described below.

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

Our excess availability could decrease as a result of, among other things, decreases in inventory or increases in outstanding debt (including letters of credit). Our failure to meet the Excess Availability Condition (as defined below) could limit our operational flexibility and growth. To the extent that excess availability is not equal to or greater than the greater of (a) 10% of the lesser of (1) the aggregate revolving commitments and (2) the borrowing base and (b) $50.0 million (the "Excess Availability Condition"), we will be required to maintain a minimum fixed charge coverage ratio. Additional restrictions will apply if the Excess Availability Condition is not met for five consecutive business days, including increased reporting requirements and additional administrative agent control rights over certain of our accounts. These restrictions will continue until the Excess Availability Condition is satisfied and their imposition may limit our operational flexibility. At January 26, 2019, $90.0 million of the aggregate unused commitments under the Asset-Based Revolving Credit Facility is available to us subject to the foregoing restrictions.

The weighted average interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 4.57% at January 26, 2019.

See Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I — Item 1, which contains a further description of the terms of the Asset-Based Revolving Credit Facility.

Senior Secured Term Loan Facility.  At January 26, 2019, the outstanding balance under the Senior Secured Term Loan Facility was $2,795.5 million.  The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

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

The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 5.76% at January 26, 2019.

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

Interest Rate Swaps. At January 26, 2019, we had outstanding floating rate debt obligations of $3,067.5 million. In April and June of 2016, we entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,400.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness. These swap agreements hedge a portion of our contractual floating rate interest commitments related to our Senior Secured Term Loan Facility from December 2016 to October 2020. As a result of the April 2016 swap agreements, our effective interest rate as to $700.0 million of floating rate indebtedness will be fixed at 4.9120% from December 2016 through October 2020. As a result of the June 2016 swap agreements, our effective interest rate as to an additional $700.0 million of floating rate indebtedness will be fixed at 4.7395% from December 2016 to October 2020. The interest rate swap agreements expire in October 2020.

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

	Thirteen weeks ended		Twenty-six weeks ended
(dollars in millions)	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018

Net earnings (loss)	$(29.0)	$372.5	$(57.2)	$346.3
Income tax benefit	(9.8)	(389.6)	(19.6)	(408.5)
Interest expense, net	81.4	76.5	162.0	152.6
Depreciation expense	47.8	53.4	98.5	108.7
Amortization of intangible assets and favorable lease commitments	23.2	24.3	46.9	49.2
EBITDA	$113.6	$137.2	$230.7	$248.3
EBITDA as a percentage of total revenues	8.1%	9.2%	9.2%	9.5%

Expenses incurred in connection with strategic initiatives	9.1	1.4	16.1	1.8
Expenses incurred in connection with openings of new stores / remodels of existing stores	5.4	1.5	10.3	2.3
Non-cash rent expense	1.9	2.1	3.8	4.4
Non-cash stock compensation and other long-term cash incentives	1.5	3.7	3.6	10.1
Expenses and liquidation markdowns related to store closures	—	12.2	—	13.5
Expenses related to Cyber-Attack, net of insurance recoveries	—	—	—	1.1
Non-cash gain related to change in vacation policy	—	(7.8)	—	(9.0)
Other expenses	2.8	4.6	5.2	4.6
Adjusted EBITDA (1)	$134.4	$154.8	$269.7	$277.2
Adjusted EBITDA as a percentage of total revenues	9.6%	10.4%	10.8%	10.7%

Less: MyTheresa Adjusted EBITDA (1)	—	7.4	(0.9)	9.8
U.S. Adjusted EBITDA	$134.4	$147.5	$270.6	$267.4
U.S. Adjusted EBITDA as a percentage of U.S. revenues	9.6%	10.5%	11.1%	11.0%

(1)
Includes Adjusted EBITDA related to our MyTheresa operations of $7.4 million for the second quarter of fiscal year 2018, losses of $0.9 million for year-to-date fiscal 2019 and earnings of $9.8 million for year-to-date fiscal 2018.

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

ITEM 4.  CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures.
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of January 26, 2019, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis and within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b. Changes in Internal Control Over Financial Reporting.

No change occurred in our internal controls over financial reporting during the quarter ended January 26, 2019 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

Exhibit		Method of Filing
3.1	Certificate of Formation of the Company, dated as of October 28, 2013.	Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 2013.

3.2	Amended and Restated Limited Liability Company Agreement of the Company, dated as of October 28, 2013.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 29, 2013.

10.1	Separation Agreement and General Release of Claims, dated as of January 25, 2019, by and among Neiman Marcus Group, Inc., The Neiman Marcus Group LLC and James Gold.	Filed herewith.(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith electronically.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith electronically.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically.

(1) Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NEIMAN MARCUS GROUP LTD LLC
(Registrant)

Signature	Title	Date

/s/ BRANDY RICHARDSON	Senior Vice President	March 12, 2019
Brandy Richardson	and Chief Accounting Officer
(on behalf of the registrant and
as principal accounting officer)