Form 10-Q
period 2019-04-27
Neiman Marcus Group LTD LLC
filed 2019-06-11
CIK 1358651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 27, 2019

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file no. 333-133184-12

Neiman Marcus Group LTD LLC
(Exact name of registrant as specified in its charter)

Delaware	20-3509435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1618 Main Street Dallas, Texas	75201
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (214) 743-7600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

NEIMAN MARCUS GROUP LTD LLC

INDEX

		Page
Part I.	Financial Information

Item 1.	Condensed Consolidated Balance Sheets as of April 27, 2019, July 28, 2018 and April 28, 2018	1

	Condensed Consolidated Statements of Operations for the Thirteen Weeks and Thirty-nine Weeks Ended April 27, 2019 and April 28, 2018	2

	Condensed Consolidated Statements of Comprehensive Earnings (Loss) for the Thirteen Weeks and Thirty-nine Weeks Ended April 27, 2019 and April 28, 2018	3

	Condensed Consolidated Statements of Cash Flows for the Thirty-nine Weeks Ended April 27, 2019 and April 28, 2018	4

	Condensed Consolidated Statements of Member Equity for the Thirteen Weeks and Thirty-nine Weeks Ended April 27, 2019 and April 28, 2018	5

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	65

Item 4.	Controls and Procedures	65

Part II.	Other Information

Item 1.	Legal Proceedings	65

Item 1A.	Risk Factors	65

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	65

Item 3.	Defaults Upon Senior Securities	65

Item 4.	Mine Safety Disclosures	66

Item 5.	Other Information	66

Item 6.	Exhibits	66

Signature		67

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except units)	April 27, 2019	July 28, 2018	April 28, 2018

ASSETS
Current assets:
Cash and cash equivalents	$38,579	$38,510	$38,851
Credit card receivables	51,868	33,689	52,599
Merchandise inventories	1,064,956	1,115,839	1,180,141
Other current assets	282,968	123,822	111,416
Total current assets	1,438,371	1,311,860	1,383,007

Property and equipment, net	1,533,899	1,569,904	1,566,541
Intangible assets, net	2,592,896	2,735,303	2,763,609
Goodwill	1,753,245	1,883,869	1,891,062
Other long-term assets	40,589	44,967	45,001
Total assets	$7,359,000	$7,545,903	$7,649,220

LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$242,071	$318,969	$292,909
Accrued liabilities	479,941	511,289	503,858
Current portion of long-term debt	29,426	29,426	29,426
Total current liabilities	751,438	859,684	826,193

Long-term liabilities:
Long-term debt, net of debt issuance costs	4,911,489	4,623,152	4,637,570
Deferred income taxes	686,730	707,554	750,494
Other long-term liabilities	632,282	596,332	605,577
Total long-term liabilities	6,230,501	5,927,038	5,993,641

Membership unit (1 unit issued and outstanding at April 27, 2019, July 28, 2018 and April 28, 2018)	—	—	—
Member capital	1,326,891	1,587,350	1,588,393
Accumulated other comprehensive loss	(51,043)	(22,297)	(28,438)
Accumulated deficit	(898,787)	(805,872)	(730,569)
Total member equity	377,061	759,181	829,386
Total liabilities and member equity	$7,359,000	$7,545,903	$7,649,220

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018

Net sales	$1,049,418	$1,155,304	$3,522,525	$3,731,032
Other revenues, net	7,822	10,966	33,226	36,895
Total revenues	1,057,240	1,166,270	3,555,751	3,767,927
Cost of goods sold including buying and occupancy costs (excluding depreciation)	678,257	746,591	2,337,040	2,466,845
Selling, general and administrative expenses (excluding depreciation)	258,608	280,223	844,592	896,937
Depreciation expense	49,865	53,188	148,368	161,844
Amortization of intangible assets	10,535	11,517	32,413	35,181
Amortization of favorable lease commitments	12,352	12,785	37,414	38,354
Other expenses	6,412	10,849	27,736	26,303

Operating earnings	41,211	51,117	128,188	142,463

Benefit plan expense, net	873	463	2,618	1,388
Interest expense, net	83,136	77,651	245,119	230,298

Loss before income taxes	(42,798)	(26,997)	(119,549)	(89,223)

Income tax benefit	(11,615)	(7,116)	(31,189)	(415,657)

Net earnings (loss)	$(31,183)	$(19,881)	$(88,360)	$326,434

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(UNAUDITED)

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018

Net earnings (loss)	$(31,183)	$(19,881)	$(88,360)	$326,434

Other comprehensive earnings (loss):
Foreign currency translation adjustments, before tax	—	6,515	(1,835)	19,671
Change in unrealized gain (loss) on financial instruments, before tax	(5,049)	6,823	(11,119)	25,733
Reclassification of realized loss (gain) on financial instruments to earnings (loss), before tax	(3,279)	(119)	(7,834)	2,153
Change in unrealized gain (loss) on unfunded benefit obligations, before tax	(357)	(10)	(19,246)	572
Tax effect related to items of other comprehensive earnings (loss)	2,249	(3,268)	10,227	(13,136)
Total other comprehensive earnings (loss)	(6,436)	9,941	(29,807)	34,993

Total comprehensive earnings (loss)	$(37,619)	$(9,940)	$(118,167)	$361,427

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Thirty-nine weeks ended
(in thousands)	April 27, 2019	April 28, 2018

CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$(88,360)	$326,434
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	236,558	253,738
Deferred income taxes	(974)	(418,611)
Payment-in-kind interest	—	41,755
Other	3,200	1,980
	150,424	205,296
Changes in operating assets and liabilities:
Merchandise inventories	(97,360)	(18,503)
Other current assets	(79,030)	14,513
Accounts payable and accrued liabilities	(97,896)	1,360
Deferred real estate credits	10,097	30,099
Funding of defined benefit pension plan	(21,600)	(20,000)
Net cash provided by (used for) operating activities	(135,365)	212,765

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(132,320)	(109,754)
Investment in unconsolidated affiliate	(17,200)	—
Net cash used for investing activities	(149,520)	(109,754)

CASH FLOWS - FINANCING ACTIVITIES
Borrowings under revolving credit facilities	1,492,970	762,665
Repayment of borrowings under revolving credit facilities	(1,179,223)	(854,019)
Repayment of borrowings under senior secured term loan facility	(22,070)	(22,070)
Repayment of PIK Toggle Notes	(2,607)	—
Distribution to Parent	(2,181)	—
Repurchase of stock	(1,401)	(266)
Shares withheld for remittance of employee taxes	(526)	(332)
Net cash provided by (used for) financing activities	284,962	(114,022)

Effect of exchange rate changes on cash and cash equivalents	(8)	623

CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	69	(10,388)
Beginning balance	38,510	49,239
Ending balance	$38,579	$38,851

Supplemental Schedule of Cash Flow Information
Cash paid (received) during the period for:
Interest	$261,509	$189,030
Income taxes	$(6,617)	$(2,875)
Non-cash - investing and financing activities:
Distribution to Parent	$271,345	$—
Property and equipment acquired through developer financing obligations	$—	$13,077
Issuance of PIK Toggle Notes	$—	$58,354

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF MEMBER EQUITY
(UNAUDITED)

(in thousands)	Member capital	Accumulated other comprehensive earnings (loss)	Retained earnings (deficit)	Total member equity

Balance at January 26, 2019	$1,325,116	$(44,607)	$(867,604)	$412,905
Stock option exercises and other	1,775	—	—	1,775
Comprehensive loss:
Net loss	—	—	(31,183)	(31,183)
Adjustments for fluctuations in fair market value of financial instruments, net of tax of ($1,308)	—	(3,741)	—	(3,741)
Reclassification to earnings, net of tax of ($849)	—	(2,430)	—	(2,430)
Change in unfunded benefit obligations, net of tax of ($92)	—	(265)	—	(265)
Total comprehensive loss				(37,619)
Balance at April 27, 2019	$1,326,891	$(51,043)	$(898,787)	$377,061

(in thousands)	Member capital	Accumulated other comprehensive earnings (loss)	Retained earnings (deficit)	Total member equity

Balance at January 27, 2018	$1,588,081	$(38,379)	$(710,688)	$839,014
Stock option exercises and other	312	—	—	312
Comprehensive loss:
Net loss	—	—	(19,881)	(19,881)
Foreign currency translation adjustments, net of tax of $1,138	—	5,377	—	5,377
Adjustments for fluctuations in fair market value of financial instruments, net of tax of $2,171	—	4,652	—	4,652
Reclassification to earnings, net of tax of ($38)	—	(81)	—	(81)
Change in unfunded benefit obligations, net of tax of ($3)	—	(7)	—	(7)
Total comprehensive loss				(9,940)
Balance at April 28, 2018	$1,588,393	$(28,438)	$(730,569)	$829,386

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
CONDENSED CONSOLIDATED STATEMENTS OF MEMBER EQUITY
(UNAUDITED)

(in thousands)	Member capital	Accumulated other comprehensive earnings (loss)	Retained earnings (deficit)	Total member equity

Balance at July 28, 2018 (as previously reported)	$1,587,350	$(22,297)	$(805,872)	$759,181
Cumulative accounting transition adjustments	—	(7,597)	14,724	7,127
Balance at July 28, 2018 (as adjusted)	1,587,350	(29,894)	(791,148)	766,308
Distribution to Parent	(262,905)	8,658	(19,279)	(273,526)
Stock option exercises and other	2,446	—	—	2,446
Comprehensive loss:
Net loss	—	—	(88,360)	(88,360)
Foreign currency translation adjustments, net of tax of ($333)	—	(1,502)	—	(1,502)
Adjustments for fluctuations in fair market value of financial instruments, net of tax of ($2,880)	—	(8,239)	—	(8,239)
Reclassification to earnings, net of tax of ($2,029)	—	(5,805)	—	(5,805)
Change in unfunded benefit obligations, net of tax of ($4,985)	—	(14,261)	—	(14,261)
Total comprehensive loss				(118,167)
Balance at April 27, 2019	$1,326,891	$(51,043)	$(898,787)	$377,061

(in thousands)	Member capital	Accumulated other comprehensive earnings (loss)	Retained earnings (deficit)	Total member equity

Balance at July 29, 2017	$1,587,086	$(63,431)	$(1,057,003)	$466,652
Stock option exercises and other	1,307	—	—	1,307
Comprehensive earnings:
Net earnings	—	—	326,434	326,434
Foreign currency translation adjustments, net of tax of $3,573	—	16,098	—	16,098
Adjustments for fluctuations in fair market value of financial instruments, net of tax of $8,503	—	17,230	—	17,230
Reclassification to earnings, net of tax of $835	—	1,318	—	1,318
Change in unfunded benefit obligations, net of tax of $225	—	347	—	347
Total comprehensive earnings				361,427
Balance at April 28, 2018	$1,588,393	$(28,438)	$(730,569)	$829,386

See Notes to Condensed Consolidated Financial Statements.

NEIMAN MARCUS GROUP LTD LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation

Neiman Marcus Group LTD LLC (the “Company”) is a luxury omni-channel retailer conducting store and online operations principally under the Neiman Marcus, Bergdorf Goodman and Last Call brand names. References to “we,” “our” and “us” are used to refer to the Company or collectively to the Company and its subsidiaries, as appropriate to the context.

The Company is a subsidiary of Mariposa Intermediate Holdings LLC (“Holdings”), which in turn is a subsidiary of Neiman Marcus Group, Inc., a Delaware corporation (“Parent”). Parent is owned by entities affiliated with Ares Management, L.P. and Canada Pension Plan Investment Board (together, the “Sponsors”) and certain co-investors. The Sponsors acquired the Company on October 25, 2013 (the “Acquisition”). The Company's operations are conducted through its direct wholly owned subsidiary, The Neiman Marcus Group LLC (“NMG”).

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. The operations of MyTheresa are conducted primarily through the mytheresa.com website. In September 2018, substantially all of the holdings of NMG International LLC were distributed to NMG, to the Company, to Holdings and, ultimately, to Parent (the “Distribution”). These holdings consisted principally of the entities through which we had conducted the operations of MyTheresa. As a result of the Distribution, MyTheresa is no longer a subsidiary of the Company but rather a subsidiary of our Parent. Subsequent to the Distribution, the assets, liabilities and operating results of MyTheresa are excluded from our Condensed Consolidated Financial Statements. The assets and liabilities of MyTheresa are excluded from the Condensed Consolidated Balance Sheet presented as of April 27, 2019 and included in the Condensed Consolidated Balance Sheets presented as of July 28, 2018 and April 28, 2018. Our Condensed Consolidated Statements of Operations exclude the operating results of MyTheresa for the third quarter of fiscal year 2019 and include the operating results of MyTheresa for only the two months prior to the Distribution in year-to-date fiscal 2019. As it relates to the third quarter of fiscal year 2018 and year-to-date fiscal 2018, the operating results of MyTheresa are included for all periods presented.

The accompanying Condensed Consolidated Financial Statements set forth financial information of the Company and its subsidiaries on a consolidated basis.  All significant intercompany accounts and transactions have been eliminated.

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  All references to (i) the third quarter of fiscal year 2019 relate to the thirteen weeks ended April 27, 2019, (ii) the third quarter of fiscal year 2018 relate to the thirteen weeks ended April 28, 2018, (iii) year-to-date fiscal 2019 relate to the thirty-nine weeks ended April 27, 2019 and (iv) year-to-date fiscal 2018 relate to the thirty-nine weeks ended April 28, 2018.

We have prepared the accompanying Condensed Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended.  Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 28, 2018. In our opinion, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the applicable interim periods.

The luxury retail industry is seasonal in nature, with higher sales typically generated in the fall and holiday selling seasons. Due to seasonal and other factors, the results of operations for the third quarter of fiscal year 2019 are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

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

Revenue Recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“Revenue Standard”), to clarify the principles for revenue recognition. The standard outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and supersedes previous revenue recognition guidance. We adopted the revenue recognition requirements of this guidance in the first quarter of fiscal year 2019 using the modified retrospective adoption method and applied the ASU only to contracts not completed as of July 29, 2018. The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements, but impacted the presentation of certain revenue transactions. These changes include (i) the gross balance sheet presentation of estimates for sales returns and related recoverable inventories within other current assets and (ii) the inclusion of income from our credit card program within revenues. Prior to the adoption of this guidance, our estimates of recoverable inventories were netted with our reserves for estimated sales returns within accrued liabilities. In addition, the adoption of this guidance accelerated the recognition of (i) online sales to the time of shipment rather than delivery (to coincide with the transfer of control to the customer) and (ii) direct response advertising costs to incurrence. Upon adoption, we recorded a net cumulative effect adjustment to reduce beginning accumulated deficit of $7.1 million.

In addition, we have determined that our previous income statement classification of certain reserves for sales returns and promotional programs resulted in the overstatement of previously reported revenues and cost of goods sold by $9.8 million in the third quarter of fiscal year 2018 and $36.5 million in year-to-date fiscal 2018. We evaluated the effects of these overstatements on prior periods' consolidated financial statements, individually and in the aggregate, and concluded that no prior period is materially misstated. However, we have revised our consolidated financial statements for the periods presented herein. The corrections had no impact on net earnings (loss).

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

Other Newly Adopted Accounting Pronouncements. In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit

Cost, which requires employers to disaggregate and present the service cost component in the same line of the income statement as other compensation costs and present the other components of net benefit costs, primarily interest costs and investment earnings, separately from the service cost component, outside a subtotal of operating earnings. We adopted this guidance in the first quarter of fiscal year 2019 using the retrospective adoption method and reclassified other components of net benefit costs from selling, general and administrative expenses to benefit plan expense, net. The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive loss to retained earnings for certain stranded tax effects resulting from the Tax Cuts and Jobs Act (“Tax Reform”), which was signed into law on December 22, 2017. The new guidance may be applied either in the period of adoption or retrospectively to each period in which the effect of the Tax Reform is recognized. We adopted this guidance in the first quarter of fiscal year 2019 and reclassified $7.6 million of stranded tax benefits from accumulated other comprehensive loss to reduce accumulated deficit.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Non-Employee Share-Based Payment Accounting, to align accounting for non-employee share-based payment transactions with the guidance for share-based payments to employees. Under the new standard, the measurement of equity-classified non-employee awards will be fixed at the grant date. We adopted this guidance in the third quarter of fiscal year 2019. The adoption of this guidance did not have an impact on our Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), that requires a lessee to recognize assets and liabilities arising from leases on the balance sheet. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. Previous GAAP did not require lease assets and liabilities to be recognized for operating leases. Additionally, companies are permitted to make an accounting policy election not to recognize lease assets and liabilities for leases with a term of 12 months or less. For both finance leases and operating leases, the lease liability should be initially measured at the present value of the remaining contractual lease payments. In July 2018, the FASB amended the new leases standard to provide entities with an additional and optional transition method and to provide entities with a practical expedient, whereby entities may elect not to separate lease and non-lease components when certain conditions are met. We intend to adopt this guidance in the first quarter of fiscal year 2020 and expect to elect certain practical expedients permitted under the transition guidance, including the package of practical expedients. We do not intend to elect the hindsight practical expedient. Additionally, we will elect the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods. We are in the process of reviewing current accounting policies and changes to business processes and controls to support the adoption of the new standard and finalizing the impact of adoption on our Consolidated Financial Statements. We do not expect the recognition, measurement and presentation of expenses and cash flows arising from our operating leases to significantly change under this new guidance. However, we expect this adoption to lead to a material increase in the assets and liabilities recorded on our Consolidated Balance Sheets.

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

Summarized financial information related to the balances and results of operations of the distributed holdings prior to the Distribution is as follows:

(in thousands)	At Distribution	July 28, 2018	April 28, 2018

Total assets (1)	$356,520	$351,982	$352,013
Net assets (1)	273,526	266,784	272,252

(1)	Assets at the Distribution include $2.2 million of cash and cash equivalents on hand.

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018

Revenues (1)	$—	$98,455	$60,063	$261,256
Net earnings (loss) (1)	—	267	(637)	7,645

(1)
Our Condensed Consolidated Statements of Operations exclude the operating results of MyTheresa for the third quarter of fiscal year 2019 and include the operating results of MyTheresa for only the two months prior to the Distribution in year-to-date fiscal 2019. As it relates to the third quarter of fiscal year 2018 and year-to-date fiscal 2018, the operating results of MyTheresa are included for all periods presented.

3. Investment in Unconsolidated Affiliate

On April 17, 2019, we acquired a minority ownership interest in Fashionphile Group, LLC (“Fashionphile”) with an investment of $17.2 million. Fashionphile is an e-commerce company focused on pre-owned ultra-luxury handbags and accessories. We believe that this strategic partnership with Fashionphile will allow us to expand into the pre-owned luxury secondary market and provide our existing customers with a broader range of services and offerings.

We are accounting for this investment under the equity method of accounting based upon our ability to exercise significant influence over the investee through our representation on the board of managers and participation in the policy-making processes of Fashionphile. Our equity in earnings of this investment in the third quarter of fiscal year 2019 are not material to our Condensed Consolidated Financial Statements.

4. Revenues

In the first quarter of fiscal year 2019, we adopted the Revenue Standard using the modified retrospective adoption method and applied the ASU only to contracts not completed as of July 29, 2018. The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements, but impacted the presentation of certain revenue transactions.

Disaggregation of Revenues. The components of disaggregated revenues are as follows:

	Thirteen weeks ended				Thirty-nine weeks ended
	April 27, 2019		April 28, 2018		April 27, 2019		April 28, 2018
(in thousands, except percentages)	$	% of revenues	$	% of revenues	$	% of revenues	$	% of revenues

Net sales from U.S. store operations (1)	$731,225	69.7%	$741,953	70.2%	$2,404,957	69.5%	$2,456,449	70.8%
Net sales from U.S. online operations (1)	318,193	30.3%	314,896	29.8%	1,057,505	30.5%	1,013,327	29.2%
Net sales from U.S. operations (2)	1,049,418	99.3%	1,056,849	90.6%	3,462,462	97.4%	3,469,776	92.1%
Net sales from MyTheresa operations (2) (3)	—	—%	98,455	8.4%	60,063	1.7%	261,256	6.9%
Total net sales (2)	1,049,418	99.3%	1,155,304	99.1%	3,522,525	99.1%	3,731,032	99.0%
Other revenues, net (2)	7,822	0.7%	10,966	0.9%	33,226	0.9%	36,895	1.0%
Total revenues (2)	$1,057,240	100.0%	$1,166,270	100.0%	$3,555,751	100.0%	$3,767,927	100.0%

Net sales from total online operations (2)	$318,193	30.1%	$413,351	35.4%	$1,117,568	31.4%	$1,274,583	33.8%

(1)	Presented on the basis of net sales from U.S. operations.

(2)	Presented on the basis of total revenues.

(3)
Our Condensed Consolidated Statements of Operations exclude the operating results of MyTheresa for the third quarter of fiscal year 2019 and include the operating results of MyTheresa for only the two months prior to the Distribution in year-to-date fiscal 2019. As it relates to the third quarter of fiscal year 2018 and year-to-date fiscal 2018, the operating results of MyTheresa are included for all periods presented.

Other revenues, net is principally composed of payments we receive related to our proprietary credit card program pursuant to an agreement (the “Program Agreement”) with a third-party credit provider. We have credit cards and non-card payment plans under both the “Neiman Marcus” and “Bergdorf Goodman” brand names. We receive payments based on sales transacted on our proprietary credit cards. These payments are based on the profitability of the credit card portfolio as determined under the Program Agreement and are impacted by a number of factors including credit losses incurred and our allocable share of the profits generated by the credit card portfolio, which in turn may be impacted by credit ratings as determined by various rating agencies. In addition, we receive payments for marketing and servicing activities we provide, which are immaterial to the Condensed Consolidated Financial Statements. We recognize income from our credit card program when earned. The Program Agreement expires July 2020, subject to early termination provisions.

Contract Liabilities. Under the new Revenue Standard, contract liabilities relate to the transfer of goods or services to customers, consisting principally of unearned revenue, gift cards, loyalty points and other credits outstanding, and are included within accrued liabilities. Contract liabilities aggregated $241.1 million at April 27, 2019 and $218.8 million at July 28, 2018.

Revenues recognized from our beginning contract liabilities were $50.3 million during the third quarter of fiscal year 2019 and $156.6 million in year-to-date fiscal 2019.

5. Fair Value Measurements

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

The following table shows the Company’s financial asset and liability that are required to be measured at fair value on a recurring basis in our Condensed Consolidated Balance Sheets:

(in thousands)	Fair Value Hierarchy	April 27, 2019	July 28, 2018	April 28, 2018

Asset:
Interest rate swaps (included in other long-term assets)	Level 2	$16,024	$35,649	$34,159

Liability:
Stock-based award liability (included in other long-term liabilities)	Level 3	5,072	8,807	6,052

The fair value of the interest rate swaps is estimated using industry standard valuation models using market-based observable inputs, including interest rate curves.

Because Parent is privately held and there is no public market for its common stock, the fair market value of Parent's common stock is determined by the Board of Directors of Parent (the “Parent Board”) or the Compensation Committee, as applicable.  In determining the fair market value of Parent's common stock, the Parent Board or the Compensation Committee, as applicable, considers such factors as any recent transactions involving Parent's common stock, the Company’s actual and projected financial results, the principal amount of the Company’s indebtedness, valuations of the Company performed by third parties and other factors it believes are material to the valuation process. Significant inputs to the common stock valuation model are updated as applicable and the carrying value of the obligation is adjusted to its estimated fair value at each reporting date.

The carrying values of cash and cash equivalents, credit card receivables and accounts payable approximate fair value due to their short-term nature.  We determine the fair value of our long-term debt on a non-recurring basis, which results are summarized as follows:

		April 27, 2019		July 28, 2018		April 28, 2018
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt (including current portion):
Asset-Based Revolving Credit Facility	Level 2	$455,000	$455,000	$159,000	$159,000	$162,000	$162,000
mytheresa.com Credit Facilities	Level 2	—	—	—	—	9,731	9,731
Senior Secured Term Loan Facility	Level 2	2,788,137	2,617,364	2,810,207	2,492,316	2,817,563	2,484,753
Cash Pay Notes	Level 2	960,000	605,088	960,000	609,302	960,000	648,806
PIK Toggle Notes	Level 2	655,747	373,684	658,354	420,997	658,354	448,806
2028 Debentures	Level 2	123,050	102,124	122,890	103,570	122,839	97,719

We estimated the fair value of long-term debt using (i) prevailing market rates for debt of similar remaining maturities and credit risk for the senior secured asset-based revolving credit facility (as amended, the “Asset-Based Revolving Credit Facility”) and the senior secured term loan facility (as amended, the “Senior Secured Term Loan Facility” and, together with the Asset-Based Revolving Credit Facility, the “Senior Secured Credit Facilities”) and (ii) quoted market prices of the same or similar issues for the $960.0 million aggregate principal amount of 8.000% Senior Cash Pay Notes due 2021 (the “Cash Pay Notes”), the $655.7 million aggregate principal amount of 8.750%/9.500% Senior PIK Toggle Notes due 2021 (the “PIK Toggle Notes”) and the $125.0 million aggregate principal amount of 7.125% Debentures due 2028 (the “2028 Debentures” and, together with the Cash Pay Notes and the PIK Toggle Notes, the “Notes”).

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

6. Intangible Assets, Net and Goodwill

(in thousands)	April 27, 2019	July 28, 2018	April 28, 2018

Favorable lease commitments, net	$841,665	$879,434	$892,231
Other definite-lived intangible assets, net (1)	319,154	354,542	366,237
Tradenames (1)	1,432,077	1,501,327	1,505,141
Intangible assets, net	$2,592,896	$2,735,303	$2,763,609

Goodwill (1)	$1,753,245	$1,883,869	$1,891,062

(1)
In connection with the Distribution in September 2018, goodwill, tradenames and other definite-lived intangible assets, net related to MyTheresa were distributed to Parent. The assets and liabilities of MyTheresa are excluded from the Condensed Consolidated Balance Sheet presented as of April 27, 2019 and included in the Condensed Consolidated Balance Sheets presented as of July 28, 2018 and April 28, 2018.

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

Total amortization of all intangible assets recorded in connection with acquisitions for the current and next five fiscal years is currently estimated as follows (in thousands):

April 28, 2019 through August 3, 2019	$23,329
2020	85,766
2021	81,299
2022	81,527
2023	80,372
2024	64,469

At April 27, 2019, accumulated amortization was $285.8 million for favorable lease commitments and $364.4 million for other definite-lived intangible assets.

Indefinite-lived Intangible Assets and Goodwill.  Indefinite-lived intangible assets, such as our Neiman Marcus and Bergdorf Goodman tradenames and goodwill, are not subject to amortization.  Rather, we assess the recoverability of indefinite-lived intangible assets and goodwill annually in the fourth quarter of each fiscal year and upon the occurrence of certain events. These impairment assessments are performed for two of our reporting units - Neiman Marcus and Bergdorf Goodman.

7. Long-term Debt

Subsequent Events. As more fully described in Note 17 of the Notes to Condensed Consolidated Financial Statements, on March 25, 2019, the Company, certain of its affiliates, an ad hoc committee of holders (the “Consenting Noteholders”) of more than 60% of the aggregate principal amount of the Company’s Cash Pay Notes and PIK Toggle Notes (collectively, the “Existing Notes”), an ad hoc committee of holders (the “Consenting Term Lenders”) of more than 55% of the outstanding principal amount of the existing term loans under the Senior Secured Term Loan Facility (the “Existing Term Loans”), and the Sponsors (together with the Consenting Noteholders and Consenting Term Lenders, the “Consenting Stakeholders”) entered into a transaction support agreement (together with all exhibits, annexes and schedules thereto, the “Transaction Support Agreement”) with respect to a comprehensive set of transactions (collectively, the “Recapitalization Transactions”) designed to among other things, extend the maturities of the Existing Notes and the Existing Term Loans by three years. As described in Note 17, effective June 7, 2019, the Recapitalization Transactions were completed. Unless otherwise noted, the descriptions of our long-term debt that follow do not give recognition to the impact of the Recapitalization Transactions.

Long-term Debt. The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	April 27, 2019	July 28, 2018	April 28, 2018

Asset-Based Revolving Credit Facility	variable	$455,000	$159,000	$162,000
mytheresa.com Credit Facilities (1)	variable	—	—	9,731
Senior Secured Term Loan Facility	variable	2,788,137	2,810,207	2,817,563
Cash Pay Notes	8.000%	960,000	960,000	960,000
PIK Toggle Notes	8.750%/9.500%	655,747	658,354	658,354
2028 Debentures	7.125%	123,050	122,890	122,839
Total debt		4,981,934	4,710,451	4,730,487
Less: current portion of Senior Secured Term Loan Facility		(29,426)	(29,426)	(29,426)
Less: unamortized debt issuance costs		(41,019)	(57,873)	(63,491)
Long-term debt, net of debt issuance costs		$4,911,489	$4,623,152	$4,637,570

(1)	Credit facilities of MyTheresa are excluded subsequent to the Distribution in September 2018.

Asset-Based Revolving Credit Facility.  At April 27, 2019, we have an Asset-Based Revolving Credit Facility with a maximum committed borrowing capacity of $900.0 million.  The Asset-Based Revolving Credit Facility matures on July 25, 2021 (or July 25, 2020 if our obligations under our Senior Secured Term Loan Facility or any permitted refinancing thereof have not been repaid or the maturity date thereof has not been extended to October 25, 2021 or later). At April 27, 2019, we had outstanding borrowings of $455.0 million under this facility, outstanding letters of credit of $1.3 million and unused commitments of $443.8 million, subject to a borrowing base, of which $90.0 million of such capacity is available to us subject to certain restrictions as more fully described below.

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

At April 27, 2019, borrowings under the Asset-Based Revolving Credit Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Deutsche Bank AG New York Branch (the administrative agent), (2) the federal funds effective rate plus ½ of 1.00% and (3) the adjusted one-month LIBOR plus 1.00% or (b) LIBOR, subject to certain adjustments, in each case plus an applicable margin of 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings at April 27, 2019. The applicable margin is based on the average historical excess availability under the Asset-Based Revolving Credit Facility, and is up to 1.00% with respect to base rate borrowings and up to 2.00% with respect to LIBOR borrowings, in each case with one 0.25% step down based on achievement and maintenance of a certain senior secured first lien net leverage ratio (as defined in the credit agreement governing the Asset-Based Revolving Credit Facility). The weighted average interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 4.37% at April 27, 2019. In addition, we are required to pay a commitment fee in respect of unused commitments at a rate of up to 0.375% per annum. We must also pay customary letter of credit fees and agency fees.

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

The Asset-Based Revolving Credit Facility is guaranteed by Holdings and each of our current and future direct and indirect wholly owned subsidiaries (subsidiary guarantors) other than (a) unrestricted subsidiaries, (b) certain immaterial subsidiaries, (c) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (d) certain holding companies of foreign subsidiaries, (e) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (f) any subsidiary that is prohibited by applicable law or contractual obligation from acting as a guarantor or which would require governmental approval to provide a guarantee. At April 27, 2019, the assets of non-guarantor subsidiaries, primarily Nancy Holdings LLC, which holds legal title to certain real property used by us in conducting our operations, aggregated $87.6 million, or 1.2% of consolidated total assets. All obligations under the Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions by substantially all of the assets of Holdings, the Company and the subsidiary guarantors.

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

In connection with the Recapitalization Transactions (as defined under Note 17, “Subsequent Events”) the Asset-Based Revolving Credit Facility was amended and restated. See Note 17, “Subsequent Events” for a description of the amendment.

Senior Secured Term Loan Facility.  At April 27, 2019, the outstanding balance under the Senior Secured Term Loan Facility was $2,788.1 million. The principal amount of the loans outstanding is due and payable in full on October 25, 2020.

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

At April 27, 2019, borrowings under the Senior Secured Term Loan Facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Credit Suisse AG (the administrative agent), (2) the federal funds effective rate plus ½ of 1.00% and (3) the adjusted one-month LIBOR plus 1.00%, or (b) an adjusted LIBOR (for a period equal to the relevant interest period, and in any event, never less than 1.00%), subject to certain adjustments, in each case plus an applicable margin. The applicable margin is up to 2.25% with respect to base rate borrowings and up to 3.25% with respect to LIBOR borrowings. The applicable margin is subject to adjustment based on our senior secured first lien net leverage ratio. The applicable margin with respect to outstanding LIBOR borrowings was 3.25% at April 27, 2019.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 5.72% at April 27, 2019.

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

The Senior Secured Term Loan Facility is guaranteed by Holdings and each of our current and future subsidiary guarantors other than (a) unrestricted subsidiaries, (b) certain immaterial subsidiaries, (c) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (d) certain holding companies of foreign subsidiaries, (e) captive insurance subsidiaries, not for profit subsidiaries, or a subsidiary which is a special purpose entity for securitization transactions or like special purposes and (f) any subsidiary that is prohibited by applicable law or contractual obligation from acting as a guarantor or which would require governmental approval to provide a guarantee. At April 27, 2019, the assets of non-guarantor subsidiaries, primarily Nancy Holdings LLC, which holds legal title to certain real property used by us in conducting our operations, aggregated $87.6 million, or 1.2% of consolidated total assets. All obligations under the Senior Secured Term Loan Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the assets of Holdings, the Company and the subsidiary guarantors.

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

In connection with the Recapitalization Transactions (as defined under Note 17, “Subsequent Events”) the Senior Secured Term Loan Facility was amended and restated. See Note 17, “Subsequent Events” for a description of the Amended Term Loan Facility (as defined below).

Cash Pay Notes.  The Company, along with Mariposa Borrower, Inc. as co-issuer, incurred indebtedness in the form of $960.0 million aggregate principal amount of 8.000% Senior Cash Pay Notes due 2021.  Interest on the Cash Pay Notes is payable semi-annually in arrears on each April 15 and October 15.  The Cash Pay Notes are guaranteed by the same entities that guarantee the Senior Secured Term Loan Facility, other than Holdings.  The Cash Pay Notes are unsecured and the guarantees are full and unconditional.  At April 27, 2019, the redemption price at which we may redeem the Cash Pay Notes, in whole or in part, as set forth in the indenture governing the Cash Pay Notes, was 102.000%. The Cash Pay Notes mature on October 15, 2021.

For a more detailed description of the Cash Pay Notes, refer to Note 7 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 28, 2018.

In connection with the Recapitalization Transactions (as defined under Note 17, “Subsequent Events”), the Company completed Exchange Offers and Consent Solicitations (as defined under Note 17, “Subsequent Events”) relating to the Cash Pay Notes. See Note 17, “Subsequent Events” for a description of the Exchange Offers and Consent Solicitations relating to the Cash Pay Notes.

PIK Toggle Notes.  The Company, along with Mariposa Borrower, Inc. as co-issuer, incurred indebtedness in the form of $600.0 million aggregate principal amount of 8.750%/9.500% Senior PIK Toggle Notes due 2021. At April 27, 2019, the outstanding balance under the PIK Toggle Notes was $655.7 million. The PIK Toggle Notes are guaranteed by the same entities that guarantee the Senior Secured Term Loan Facility, other than Holdings. The PIK Toggle Notes are unsecured and the guarantees are full and unconditional. At April 27, 2019, the redemption price at which we may redeem the PIK Toggle Notes, in whole or in part, as set forth in the indenture governing the PIK Toggle Notes, was 102.188%. The PIK Toggle Notes mature on October 15, 2021. In April 2019, we made an applicable high yield discount obligation catch-up payment of $2.6 million to the holders of the PIK Toggle Notes.

Interest on the PIK Toggle Notes is payable semi-annually in arrears on each April 15 and October 15. Prior to October 2018, interest on the PIK Toggle Notes, subject to certain restrictions, was payable (i) entirely in cash (“Cash Interest”), (ii) entirely by increasing the principal amount of the PIK Toggle Notes by the relevant interest payment amount (“PIK Interest”), or (iii) 50% in Cash Interest and 50% in PIK Interest. Cash Interest on the PIK Toggle Notes accrues at a rate of 8.750% per annum.  PIK Interest on the PIK Toggle Notes accrued at a rate of 9.500% per annum. Interest on the PIK Toggle Notes was paid entirely in cash for the first seven interest payments. We elected to pay the October 2017 and April 2018 interest payments in the form of PIK Interest, which resulted in the issuance of additional PIK Toggle Notes of $28.5 million in October 2017 and $29.9 million in April 2018. We paid the interest payments in October 2018 and April 2019 in the form of Cash Interest. All future interest payments are required to be paid in Cash Interest.

For a more detailed description of the PIK Toggle Notes, refer to Note 7 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 28, 2018.

In connection with the Recapitalization Transactions (as defined under Note 17, “Subsequent Events”), the Company completed Exchange Offers and Consent Solicitations (as defined under Note 17, “Subsequent Events”) relating to the PIK Toggle Notes. See Note 17, “Subsequent Events” for a description of the Exchange Offers and Consent Solicitations relating to the PIK Toggle Notes.

2028 Debentures.  NMG has outstanding $125.0 million aggregate principal amount of our 7.125% Senior Debentures due 2028.  The 2028 Debentures are secured by a first lien security interest on certain collateral subject to liens granted under the Senior Secured Credit Facilities. The 2028 Debentures are guaranteed on an unsecured, senior basis by the Company.  The guarantee is full and unconditional.  The 2028 Debentures are not guaranteed by any of NMG's subsidiaries. At April 27, 2019, NMG's subsidiaries consisted principally of (i) Bergdorf Goodman, Inc., through which we conduct the operations of our Bergdorf Goodman brand, (ii) NM Nevada Trust, which holds legal title to certain real property and intangible assets used by us in conducting our operations and (iii) Nancy Holdings LLC, which holds legal title to certain real property used by us in conducting our operations.  The 2028 Debentures include certain restrictive covenants and a cross-acceleration provision in respect of any other indebtedness that has an aggregate principal amount exceeding $15.0 million.  The 2028 Debentures mature on June 1, 2028.

For a more detailed description of the 2028 Debentures, refer to Note 7 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 28, 2018.

In connection with the Recapitalization Transactions (as defined under Note 17, “Subsequent Events”), the indenture governing the 2028 Debentures was amended. See Note 17, “Subsequent Events” for a description of the amendment.

Maturities of Long-term Debt.  At April 27, 2019, annual maturities of long-term debt during the current and next five fiscal years and thereafter are as follows (in millions):

April 28, 2019 through August 3, 2019	$7.4
2020	29.4
2021	3,206.4
2022	1,615.7
2023	—
2024	—
Thereafter	123.1

The previous table does not reflect future excess cash flow prepayments, if any, that may be required under the Senior Secured Term Loan Facility.

As described under Note 17, “Subsequent Events,” the maturities of certain of our long-term debt obligations have been extended in connection with the Recapitalization Transactions.

Interest Expense, net.  The significant components of interest expense are as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018

Asset-Based Revolving Credit Facility	$3,721	$1,364	$9,355	$5,160
Senior Secured Term Loan Facility	37,367	34,913	110,745	102,145
Cash Pay Notes	19,200	19,200	57,600	57,600
PIK Toggle Notes	14,393	14,846	43,196	44,135
2028 Debentures	2,227	2,227	6,680	6,680
Amortization of debt issue costs	6,121	6,121	18,363	18,359
Capitalized interest	(371)	(2,074)	(2,467)	(5,638)
Other, net	478	1,054	1,647	1,857
Interest expense, net	$83,136	$77,651	$245,119	$230,298

8. Derivative Financial Instruments

Interest Rate Swaps. At April 27, 2019, we had outstanding floating rate debt obligations of $3,243.1 million. In April and June of 2016, we entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,400.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness. These swap agreements hedge a portion of our contractual floating rate interest commitments related to our Senior Secured Term Loan Facility from December 2016 to October 2020. As a result of the April 2016 swap agreements, our effective interest rate as to $700.0 million of floating rate indebtedness will be fixed at 4.9120% from December 2016 through October 2020. As a result of the June 2016 swap agreements, our effective interest rate as to an additional $700.0 million of floating rate indebtedness will be fixed at 4.7395% from December 2016 to October 2020. The fair value of our interest rate swap agreements was a gain of $16.0 million at April 27, 2019, $35.6 million at July 28, 2018 and $34.2 million at April 28, 2018, which amounts were included in other long-term assets. The interest rate swap agreements expire in October 2020.

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

A summary of the recorded amounts related to our interest rate swaps reflected in our Condensed Consolidated Statements of Operations is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018

Realized hedging (gain) loss related to interest rate swaps – included in interest expense, net	$(3,279)	$(119)	$(7,834)	$2,153

The amount of net gains recorded in accumulated other comprehensive loss at April 27, 2019 that is expected to be reclassified into interest expense, net in the next 12 months, if interest rates remain unchanged, is approximately $11.4 million.

9. Income Taxes

Our effective income tax rates are as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018

Effective income tax rate excluding impact of Tax Reform	27.1%	32.1%	26.1%	33.0%
Impact of Tax Reform	—%	(5.7)%	—%	432.9%
Effective income tax rate	27.1%	26.4%	26.1%	465.9%

Our effective income tax rate of 27.1% on the loss for the third quarter of fiscal year 2019 and 26.1% on the loss for year-to-date fiscal 2019 exceeded the federal statutory rate of 21% due primarily to state income taxes.

Included in the income tax benefit recognized in the third quarter of fiscal year 2018 is the impact of the Tax Cuts and Jobs Act (“Tax Reform”), which was signed into law on December 22, 2017. Among numerous provisions included in the Tax Reform was the reduction of the corporate federal income tax rate from 35% to 21% effective January 1, 2018. As the effective date of the Tax Reform fell five months into our fiscal year, we were subject to a blended federal statutory rate of 26.9% in fiscal year 2018. In connection with our application of the new federal statutory rate in fiscal year 2018, we measured our long-term deferred income taxes at the new lower rate and recorded non-cash benefits aggregating $391.6 million, of which amount $386.2 million was recorded in year-to-date fiscal 2018. Excluding the impact of the Tax Reform, our effective income tax rate of 32.1% on the loss for the third quarter of fiscal year 2018 and 33.0% on the loss for year-to-date fiscal 2018 exceeded the blended federal statutory rate of 26.9% due primarily to state and foreign income taxes.

At April 27, 2019, the gross amount of unrecognized tax benefits was $0.7 million ($0.5 million of which would impact our effective tax rate, if recognized).  We classify interest and penalties as a component of income tax expense and our liability for accrued interest and penalties was $0.2 million at April 27, 2019, $0.3 million at July 28, 2018 and $0.3 million at April 28, 2018.

We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Internal Revenue Service (“IRS”) is conducting an audit of our short-year 2014 (subsequent to the Acquisition) and fiscal years 2015 through 2017 federal income tax returns. With respect to state, local and foreign jurisdictions, with limited exceptions, we are no longer subject to income tax audits for fiscal years before 2013. We believe our recorded tax liabilities as of April 27, 2019 are sufficient to cover any potential assessments made by the IRS or other taxing authorities and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances. We believe it is reasonably possible that adjustments to the amounts of our unrecognized tax benefits could occur within the next 12 months as a result of settlements with tax authorities or expiration of statutes of limitations. At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

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

10. Employee Benefits

Description of Retirement Benefit Plans.  We currently maintain defined contribution plans consisting of a retirement savings plan (“RSP”) and a defined contribution supplemental executive retirement plan (“Defined Contribution SERP Plan”). In addition, we sponsor a defined benefit pension plan (“Pension Plan”) and an unfunded supplemental executive retirement plan (“SERP Plan”) that provides certain employees additional pension benefits. As of the third quarter of fiscal year 2010, benefits offered to all participants in our Pension Plan and SERP Plan were frozen. Retirees and active employees hired prior to March 1, 1989 are eligible for certain limited postretirement health care benefits (“Postretirement Plan”) if they meet certain service and minimum age requirements. We also sponsor an unfunded key employee deferred compensation plan, which provides certain employees with additional benefits.

Our obligations for employee benefit plans, included in other long-term liabilities, are as follows:

(in thousands)	April 27, 2019	July 28, 2018	April 28, 2018

Pension Plan	$198,080	$202,820	$219,483
SERP Plan	99,041	98,814	110,541
Postretirement Plan	2,961	2,935	6,392
	300,082	304,569	336,416
Less: current portion	(6,550)	(6,441)	(6,679)
Long-term portion of benefit obligations	$293,532	$298,128	$329,737

Funding Policy and Status.  Our policy is to fund the Pension Plan at or above the minimum level required by law. As of April 27, 2019, we believe we will be required to contribute $27.6 million to the Pension Plan in fiscal year 2019, of which $21.6 million has been funded as of April 27, 2019. In fiscal year 2018, we were required to contribute $25.2 million to the Pension Plan.

Cost of Benefits. The components of the expenses we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018

Pension Plan:
Interest cost	$5,753	$4,973	$17,259	$14,919
Expected return on plan assets	(5,488)	(5,396)	(16,464)	(16,188)
Net amortization of losses	199	170	597	510
Pension Plan expense (income)	$464	$(253)	$1,392	$(759)

SERP Plan:
Interest cost	$940	$844	$2,820	$2,532
SERP Plan expense	$940	$844	$2,820	$2,532

Postretirement Plan:
Interest cost	$25	$51	$75	$153
Net amortization of gains	(556)	(180)	(1,668)	(540)
Postretirement Plan income	$(531)	$(129)	$(1,593)	$(387)

Employee Vacation Benefit Liability.  We enacted changes to our vacation policy effective in fiscal year 2019. Pursuant to the provisions of our new vacation policy, vacation hours earned during each fiscal year must be taken during that fiscal year. Any accrued but unused vacation is forfeited at the end of the fiscal year subject to statutory requirements in certain states precluding such forfeitures. In fiscal year 2018, we recorded a non-cash gain of $19.5 million, of which amount $5.3 million was recorded in the third quarter and $14.3 million was recorded in year-to-date fiscal 2018, within selling, general and administrative expenses, in connection with the reduction of our liability for unused vacation prior to the effective date of our new vacation policy.

11. Commitments and Contingencies

Employment, Benefits, and Consumer Class Actions Litigation.  In August 2015, the National Labor Relations Board (“NLRB”) affirmed an administrative law judge's recommended decision and order finding that the Company's Arbitration Agreement and class action waiver violated the National Labor Relations Act (“NLRA”). We filed our petition for review of the NLRB's order with the U.S. Court of Appeals for the Fifth Circuit. This case has been stayed while another similar case has been pending before the U.S. Supreme Court, which was decided on May 21, 2018 and held that class action waivers in arbitration agreements are lawful under the NLRA and must be enforced under the Federal Arbitration Act. On June 1, 2018, the NLRB filed a motion to remove this case from abeyance, grant our petition for review regarding the class action waiver issue consistent with the U.S. Supreme Court’s decision, and remand the remainder of the case to the NLRB. On June 11, 2018, the U.S. Court of Appeals for the Fifth Circuit granted the NLRB’s motion, and the remanded portion of the case is pending before the NLRB.

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

Cyber-Attack Class Actions Litigation. In January 2014, three class actions relating to a cyber-attack on our computer systems in 2013 (the “Cyber-Attack”) were filed and later voluntarily dismissed by the plaintiffs between February and April 2014. The plaintiffs had alleged negligence and other claims in connection with their purchases by payment cards and sought monetary and injunctive relief. Three additional putative class actions relating to the Cyber-Attack were filed in March and April 2014, also alleging negligence and other claims in connection with plaintiffs’ purchases by payment cards. Two of the cases were voluntarily dismissed. The third case, Hilary Remijas v. The Neiman Marcus Group, LLC, was filed on March 12, 2014 in the U.S. District Court for the Northern District of Illinois. On June 2, 2014, an amended complaint in the Remijas case was filed, which added three plaintiffs (Debbie Farnoush and Joanne Kao, California residents; and Melissa Frank, a New York resident) and asserted claims for negligence, implied contract, unjust enrichment, violation of various consumer protection statutes, invasion of privacy and violation of state data breach laws. The Company moved to dismiss the Remijas amended complaint, and the court granted the Company's motion on the grounds that the plaintiffs lacked standing due to their failure to demonstrate an actionable injury. Plaintiffs appealed the district court's order dismissing the case to the Seventh Circuit Court of Appeals, and the Seventh Circuit Court of Appeals reversed the district court's ruling, remanding the case back to the district court. The Company filed a petition for rehearing en banc, which the Seventh Circuit Court of Appeals denied. The Company filed a motion for dismissal on other grounds, which the court denied. The parties jointly requested, and the court granted, an extension of time for filing a responsive pleading, which was due on December 28, 2016. On February 9, 2017, the court denied the parties' request for another extension of time, dismissed the case without prejudice, and stated that plaintiffs could file a motion to reinstate. On March 8, 2017, plaintiffs filed a motion to reinstate, which the court granted on March 16, 2017. On March 17, 2017, plaintiffs filed a motion seeking preliminary approval of a class action settlement resolving this action, which the court granted on June 21, 2017. On August 21, 2017, plaintiffs moved for final approval of the proposed settlement. In September 2017, purported settlement class members filed two objections to the settlement, and plaintiffs and the Company filed responses to the objections on October 19, 2017. At the fairness hearing on October 26, 2017, the Court ordered supplemental briefing on the objections. Objectors filed a supplemental brief in support of their objections on November 9, 2017, and plaintiffs and the Company filed their supplemental responses to the objections on November 21, 2017. On January 16, 2018, an order was issued by the District Court reassigning the case to Judge Sharon Johnson Coleman due to the prior judge’s retirement. On September 17, 2018, Judge Coleman denied final approval of the proposed settlement and decertified the settlement class. Judge Coleman has set a status conference for this matter for June 13, 2019. At this point, we are unable to predict the developments in, outcome of or other consequences related to this matter.

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

Distribution Litigation. On December 10, 2018, Marble Ridge Capital LP and Marble Ridge Master Fund LP (collectively, “Marble Ridge”) filed a lawsuit against Parent, Holdings, the Company, NMG, and NMG International LLC in the District Court for the 116th Judicial District, Dallas County, Texas (the “Marble Ridge Litigation”).  Marble Ridge alleges that the Distribution was a fraudulent transfer.  Marble Ridge seeks to undo the Distribution and return the entities through which the operations of MyTheresa are conducted from Parent to NMG International LLC under fraudulent transfer law and appoint a receiver under Texas state law. On December 14, 2018, the Company and the other defendants filed an answer denying Marble Ridge’s allegations, counterclaimed against Marble Ridge for prior defamatory statements, and filed a plea to the jurisdiction to dismiss Marble Ridge’s lawsuit.  On January 2, 2019, Marble Ridge moved to dismiss the counterclaims brought by the Company and the other defendants.  The Court granted the Company’s motion to dismiss Marble Ridge’s complaint on March 19, 2019 and denied Marble Ridge’s motion to dismiss the Company’s counterclaims on April 9, 2019. Marble Ridge filed a motion for sanctions in violation of the protective order on April 15, 2019 and filed a notice of appeal of the order denying its motion to dismiss on April 16, 2019. No hearing dates have been set as to either of Marble Ridge’s motions. We believe that the Marble Ridge Litigation is without merit and we intend to continue to vigorously contest it.  However, we are currently unable to predict the developments in, outcome of, and economic and other consequences of the Marble Ridge Litigation.  We will continue to evaluate these matters based on subsequent events, new information and future circumstances.

Other.  We had $1.3 million of irrevocable letters of credit and $3.6 million in surety bonds outstanding at April 27, 2019, relating primarily to merchandise imports and state sales tax and utility requirements.

12. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss by component (amounts are recorded net of related income taxes):

(in thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains on Financial Instruments	Unfunded Benefit Obligations	Total

Balance, July 28, 2018	$(7,156)	$22,253	$(37,394)	$(22,297)
Other comprehensive (loss) earnings	(1,502)	576	(13,731)	(14,657)
Net amounts reclassified to earnings	—	(1,424)	—	(1,424)
Distribution to Parent	8,658	—	—	8,658
Reclassification of stranded tax effects	—	2,885	(10,482)	(7,597)
Balance, October 27, 2018	$—	$24,290	$(61,607)	$(37,317)
Other comprehensive loss	—	(5,074)	(265)	(5,339)
Net amounts reclassified to earnings	—	(1,951)	—	(1,951)
Balance, January 26, 2019	$—	$17,265	$(61,872)	$(44,607)
Other comprehensive loss	—	(3,741)	(265)	(4,006)
Net amounts reclassified to earnings	—	(2,430)	—	(2,430)
Balance, April 27, 2019	$—	$11,094	$(62,137)	$(51,043)

The net amounts reclassified from accumulated other comprehensive loss to earnings are recorded within interest expense, net on the Condensed Consolidated Statements of Operations.

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

Co-Invest Options.  In connection with the Acquisition, certain executive officers of the Company rolled over a portion of the amounts otherwise payable in settlement of their pre-Acquisition stock options into stock options of Parent representing options to purchase a total of 56,979 shares of common stock of Parent (the “Co-Invest Options”).

Non-Qualified Stock Options.  Pursuant to the terms of the incentive plans, Parent granted time-vested and performance-vested non-qualified stock options to certain executive officers, employees and non-employee directors of the Company. These non-qualified stock options will expire no later than the tenth anniversary of the grant date.

Accounting for Stock Options. We currently account for stock options issued to certain optionees who will become retirement eligible prior to the expiration of their stock options and certain options held by our former Chief Executive Officer (“Eligible Optionees”) as variable awards using the liability method as these optionees could receive a cash settlement of their awards should Parent exercise its repurchase rights with respect to such shares. Under the liability method, we recognize the estimated liability for option awards held by Eligible Optionees over the vesting periods of such awards. In periods in which the estimated fair value of our equity increases, we increase our stock compensation liability. Conversely, in periods in which the estimated fair value of our equity decreases, we reduce our stock compensation liability. These increases/decreases are recorded as stock compensation expense and are included in selling, general and administrative expenses. With respect to time-vested options held by non-Eligible

Optionees, such options are effectively forfeited should the optionee voluntarily leave the Company without good reason or be terminated for cause prior to an IPO. As a result, we currently record no expense or liability with respect to such options. With respect to performance-vested options, such options are effectively forfeited should the optionee voluntarily leave the Company without good reason or be terminated for cause prior to achievement of the performance condition. As a result, we currently record no expense or liability with respect to such options. At April 27, 2019, an aggregate of 55,056 Co-Invest Options and time-vested options were held by Eligible Optionees. The recorded liability with respect to such options was $4.7 million at April 27, 2019, $7.8 million at July 28, 2018 and $5.6 million at April 28, 2018.

The following table sets forth certain summary information with respect to our stock options for the periods indicated:

	Thirty-nine weeks ended
	April 27, 2019
(in actuals)	Shares	Weighted Average Exercise Price
Outstanding at July 28, 2018	183,506	$597
Granted	26,271	747
Forfeited	(18,777)	873
Expired	(5,160)	450
Outstanding at April 27, 2019	185,840	$595

Restricted Stock. At April 27, 2019, 13,463 shares of unvested restricted common stock were outstanding. The recorded liability with respect to such shares was $0.4 million at April 27, 2019, $1.0 million at July 28, 2018 and $0.5 million at April 28, 2018.

	Thirty-nine weeks ended
	April 27, 2019
(in actuals)	Unvested Shares	Weighted Average Grant Date Fair Value
Outstanding at July 28, 2018	19,823	$482
Granted	2,359	348
Vested	(6,176)	556
Forfeited	(2,543)	768
Outstanding at April 27, 2019	13,463	$370

Stock Compensation Expense. The following table summarizes our stock-based compensation expense:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018

Stock compensation expense (benefit):
Stock options	$(255)	$57	$(830)	$5,461
Restricted stock	453	664	1,468	1,152
Total	$198	$721	$638	$6,613

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

14. Other Expenses

Other expenses consists of the following components:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018

Expenses incurred in connection with strategic initiatives	$6,292	$8,873	$22,417	$10,683
Expenses related to store closures	—	1,328	—	9,248
Expenses related to Cyber-Attack, net of insurance recoveries	—	—	—	1,100
Other expenses	120	648	5,319	5,272
Total	$6,412	$10,849	$27,736	$26,303

We incurred consulting and professional fees in connection with key strategic operational projects and the implementation of strategic initiatives.

In connection with our assessment of our Last Call footprint, we closed 14 stores in fiscal year 2018. Expenses related to these store closures consisted primarily of severance and store closing costs.

We discovered in January 2014 that malicious software was clandestinely installed on our computer systems (the “Cyber-Attack”). Expenses related to the Cyber-Attack in year-to-date fiscal 2018 consisted primarily of legal expenses.

We also incurred other expenses related to organizational and operational realignments, primarily severance costs, in the third quarter and year-to-date fiscal 2019.

In connection with the retirement of our former Chief Executive Officer and President, we incurred certain charges primarily related to lump sum compensation payable as a consequence of her retirement of approximately $5.3 million in year-to-date fiscal 2018.

15. Condensed Consolidating Financial Information (with respect to NMG's obligations under the Senior Secured Credit Facilities, Cash Pay Notes and PIK Toggle Notes)

Subsequent Events. As more fully described in Note 17 of the Notes to Condensed Consolidated Financial Statements, on March 25, 2019, the Company, certain of its affiliates and the Consenting Stakeholders entered into a Transaction Support Agreement with respect to the Recapitalization Transactions designed to among other things, extend the maturities of the Existing Notes and the Existing Term Loans by three years. Unless otherwise noted, the condensed consolidating financial information of the Company and its non-guarantor subsidiaries under the Senior Secured Credit Facilities, Cash Pay Notes and PIK Toggle Notes that follows does not give recognition to the impact of the Recapitalization Transactions.

Condensed Consolidating Financial Information. All of NMG’s obligations under the Senior Secured Credit Facilities are guaranteed by Holdings and our current and future direct and indirect wholly owned subsidiaries, subject to exceptions as more fully described in Note 7.  All of NMG's obligations under the Cash Pay Notes and the PIK Toggle Notes are guaranteed by the same entities that guarantee the Senior Secured Credit Facilities, other than Holdings. Currently, the Company’s non-guarantor subsidiaries under the Senior Secured Credit Facilities, Cash Pay Notes and PIK Toggle Notes consist principally of Nancy Holdings LLC, which holds legal title to certain real property used by us in conducting our operations and described below under “— Results of Operations and Financial Condition of Unrestricted Subsidiaries”. Prior to the Distribution in September 2018, the Company’s non-guarantor subsidiaries under the Senior Secured Credit Facilities, Cash Pay Notes and PIK Toggle Notes also included NMG Germany GmbH, through which we conducted the operations of MyTheresa.

The following condensed consolidating financial information represents the financial information of the Company and its non-guarantor subsidiaries under the Senior Secured Credit Facilities, Cash Pay Notes and PIK Toggle Notes prepared on the equity basis of accounting.  The information is presented in accordance with the requirements of Rule 3-10 under the SEC’s Regulation S-

X. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the non-guarantor subsidiaries operated as independent entities.

	April 27, 2019
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$36,912	$791	$876	$—	$38,579
Credit card receivables	—	51,868	—	—	—	51,868
Merchandise inventories	—	904,441	160,515	—	—	1,064,956
Other current assets	—	267,136	16,427	—	(595)	282,968
Total current assets	—	1,260,357	177,733	876	(595)	1,438,371
Property and equipment, net	—	1,315,991	131,216	86,692	—	1,533,899
Intangible assets, net	—	423,211	2,169,685	—	—	2,592,896
Goodwill	—	1,338,843	414,402	—	—	1,753,245
Other long-term assets	—	39,547	1,042	—	—	40,589
Investments in subsidiaries	377,061	2,858,367	—	—	(3,235,428)	—
Total assets	$377,061	$7,236,316	$2,894,078	$87,568	$(3,236,023)	$7,359,000
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$242,071	$—	$—	$—	$242,071
Accrued liabilities	—	363,468	116,282	786	(595)	479,941
Current portion of long-term debt	—	29,426	—	—	—	29,426
Total current liabilities	—	634,965	116,282	786	(595)	751,438
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,911,489	—	—	—	4,911,489
Deferred income taxes	—	686,730	—	—	—	686,730
Other long-term liabilities	—	626,071	7,298	(1,087)	—	632,282
Total long-term liabilities	—	6,224,290	7,298	(1,087)	—	6,230,501
Total member equity	377,061	377,061	2,770,498	87,869	(3,235,428)	377,061
Total liabilities and member equity	$377,061	$7,236,316	$2,894,078	$87,568	$(3,236,023)	$7,359,000

	July 28, 2018
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$33,121	$683	$4,706	$—	$38,510
Credit card receivables	—	30,551	—	3,138	—	33,689
Merchandise inventories	—	844,429	145,967	125,443	—	1,115,839
Other current assets	—	111,279	10,348	2,781	(586)	123,822
Total current assets	—	1,019,380	156,998	136,068	(586)	1,311,860
Property and equipment, net	—	1,327,509	138,740	103,655	—	1,569,904
Intangible assets, net	—	459,512	2,203,322	72,469	—	2,735,303
Goodwill	—	1,338,843	414,402	130,624	—	1,883,869
Other long-term assets	—	43,863	1,104	—	—	44,967
Investments in subsidiaries	759,181	3,194,802	—	—	(3,953,983)	—
Total assets	$759,181	$7,383,909	$2,914,566	$442,816	$(3,954,569)	$7,545,903
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$281,488	$—	$37,481	$—	$318,969
Accrued liabilities	—	406,072	69,979	35,824	(586)	511,289
Current portion of long-term debt	—	29,426	—	—	—	29,426
Total current liabilities	—	716,986	69,979	73,305	(586)	859,684
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,623,152	—	—	—	4,623,152
Deferred income taxes	—	694,848	—	12,706	—	707,554
Other long-term liabilities	—	589,742	7,390	(800)	—	596,332
Total long-term liabilities	—	5,907,742	7,390	11,906	—	5,927,038
Total member equity	759,181	759,181	2,837,197	357,605	(3,953,983)	759,181
Total liabilities and member equity	$759,181	$7,383,909	$2,914,566	$442,816	$(3,954,569)	$7,545,903

	April 28, 2018
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$32,750	$1,485	$4,616	$—	$38,851
Credit card receivables	—	48,445	—	4,154	—	52,599
Merchandise inventories	—	911,212	154,401	114,528	—	1,180,141
Other current assets	—	100,358	8,324	3,320	(586)	111,416
Total current assets	—	1,092,765	164,210	126,618	(586)	1,383,007
Property and equipment, net	—	1,321,846	140,882	103,813	—	1,566,541
Intangible assets, net	—	471,940	2,214,790	76,879	—	2,763,609
Goodwill	—	1,338,843	414,402	137,817	—	1,891,062
Other long-term assets	—	43,749	1,252	—	—	45,001
Investments in subsidiaries	829,386	3,213,024	—	—	(4,042,410)	—
Total assets	$829,386	$7,482,167	$2,935,536	$445,127	$(4,042,996)	$7,649,220
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$275,774	$—	$17,135	$—	$292,909
Accrued liabilities	—	387,862	80,382	36,200	(586)	503,858
Current portion of long-term debt	—	29,426	—	—	—	29,426
Total current liabilities	—	693,062	80,382	53,335	(586)	826,193
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,627,839	—	9,731	—	4,637,570
Deferred income taxes	—	733,024	—	17,470	—	750,494
Other long-term liabilities	—	598,856	7,421	(700)	—	605,577
Total long-term liabilities	—	5,959,719	7,421	26,501	—	5,993,641
Total member equity	829,386	829,386	2,847,733	365,291	(4,042,410)	829,386
Total liabilities and member equity	$829,386	$7,482,167	$2,935,536	$445,127	$(4,042,996)	$7,649,220

	Thirteen weeks ended April 27, 2019
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$888,687	$168,553	$—	$—	$1,057,240
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	564,785	114,907	(1,435)	—	678,257
Selling, general and administrative expenses (excluding depreciation)	—	223,254	35,354	—	—	258,608
Depreciation expense	—	45,063	3,440	1,362	—	49,865
Amortization of intangible assets and favorable lease commitments	—	11,700	11,187	—	—	22,887
Other expenses (income)	—	6,412	—	—	—	6,412
Operating earnings (loss)	—	37,473	3,665	73	—	41,211
Benefit plan expense (income), net	—	873	—	—	—	873
Interest expense (income), net	—	83,136	—	—	—	83,136
Intercompany royalty charges (income)	—	52,157	(52,157)	—	—	—
Equity in loss (earnings) of subsidiaries	31,183	(55,895)	—	—	24,712	—
Earnings (loss) before income taxes	(31,183)	(42,798)	55,822	73	(24,712)	(42,798)
Income tax expense (benefit)	—	(11,615)	—	—	—	(11,615)
Net earnings (loss)	$(31,183)	$(31,183)	$55,822	$73	$(24,712)	$(31,183)
Total other comprehensive earnings (loss), net of tax	(6,436)	(6,436)	—	—	6,436	(6,436)
Total comprehensive earnings (loss)	$(37,619)	$(37,619)	$55,822	$73	$(18,276)	$(37,619)

	Thirteen weeks ended April 28, 2018
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$888,262	$179,553	$98,455	$—	$1,166,270
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	560,652	117,472	68,467	—	746,591
Selling, general and administrative expenses (excluding depreciation)	—	219,977	32,370	27,876	—	280,223
Depreciation expense	—	47,021	4,174	1,993	—	53,188
Amortization of intangible assets and favorable lease commitments	—	12,416	11,468	418	—	24,302
Other expenses (income)	—	10,849	—	—	—	10,849
Operating earnings (loss)	—	37,347	14,069	(299)	—	51,117
Benefit plan expense (income), net	—	463	—	—	—	463
Interest expense (income), net	—	77,284	—	367	—	77,651
Intercompany royalty charges (income)	—	43,638	(43,638)	—	—	—
Equity in loss (earnings) of subsidiaries	19,881	(57,910)	—	—	38,029	—
Earnings (loss) before income taxes	(19,881)	(26,128)	57,707	(666)	(38,029)	(26,997)
Income tax expense (benefit)	—	(6,247)	—	(869)	—	(7,116)
Net earnings (loss)	$(19,881)	$(19,881)	$57,707	$203	$(38,029)	$(19,881)
Total other comprehensive earnings (loss), net of tax	9,941	4,564	—	5,377	(9,941)	9,941
Total comprehensive earnings (loss)	$(9,940)	$(15,317)	$57,707	$5,580	$(47,970)	$(9,940)

	Thirty-nine weeks ended April 27, 2019
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,925,811	$569,877	$60,063	$—	$3,555,751
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,906,936	390,229	39,875	—	2,337,040
Selling, general and administrative expenses (excluding depreciation)	—	719,548	108,264	16,780	—	844,592
Depreciation expense	—	133,135	10,759	4,474	—	148,368
Amortization of intangible assets and favorable lease commitments	—	35,947	33,637	243	—	69,827
Other expenses (income)	—	27,736	—	—	—	27,736
Operating earnings (loss)	—	102,509	26,988	(1,309)	—	128,188
Benefit plan expense (income), net	—	2,618	—	—	—	2,618
Interest expense (income), net	—	245,111	—	8	—	245,119
Intercompany royalty charges (income)	—	161,206	(161,206)	—	—	—
Equity in loss (earnings) of subsidiaries	88,360	(187,763)	—	—	99,403	—
Earnings (loss) before income taxes	(88,360)	(118,663)	188,194	(1,317)	(99,403)	(119,549)
Income tax expense (benefit)		(30,303)	—	(886)	—	(31,189)
Net earnings (loss)	$(88,360)	$(88,360)	$188,194	$(431)	$(99,403)	$(88,360)
Total other comprehensive earnings (loss), net of tax	(29,807)	(28,305)	—	(1,502)	29,807	(29,807)
Total comprehensive earnings (loss)	$(118,167)	$(116,665)	$188,194	$(1,933)	$(69,596)	$(118,167)

	Thirty-nine weeks ended April 28, 2018
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,913,914	$592,757	$261,256	$—	$3,767,927
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,902,079	392,641	172,125	—	2,466,845
Selling, general and administrative expenses (excluding depreciation)	—	718,397	104,143	74,397	—	896,937
Depreciation expense	—	143,547	12,329	5,968	—	161,844
Amortization of intangible assets and favorable lease commitments	—	37,817	34,500	1,218	—	73,535
Other expenses (income)	—	26,303	—	—	—	26,303
Operating earnings (loss)	—	85,771	49,144	7,548	—	142,463
Benefit plan expense (income), net	—	1,388	—	—	—	1,388
Interest expense (income), net	—	230,036	—	262	—	230,298
Intercompany royalty charges (income)	—	132,435	(132,435)	—	—	—
Equity in loss (earnings) of subsidiaries	(326,434)	(188,971)	—	—	515,405	—
Earnings (loss) before income taxes	326,434	(89,117)	181,579	7,286	(515,405)	(89,223)
Income tax expense (benefit)	—	(415,551)	—	(106)	—	(415,657)
Net earnings (loss)	$326,434	$326,434	$181,579	$7,392	$(515,405)	$326,434
Total other comprehensive earnings (loss), net of tax	34,993	18,895	—	16,098	(34,993)	34,993
Total comprehensive earnings (loss)	$361,427	$345,329	$181,579	$23,490	$(550,398)	$361,427

	Thirty-nine weeks ended April 27, 2019
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$(88,360)	$(88,360)	$188,194	$(431)	$(99,403)	$(88,360)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	187,445	44,396	4,717	—	236,558
Deferred income taxes	—	(541)	—	(433)	—	(974)
Other	—	3,186	(30)	44	—	3,200
Intercompany royalty income payable (receivable)	—	161,206	(161,206)	—	—	—
Equity in loss (earnings) of subsidiaries	88,360	(187,763)	—	—	99,403	—
Changes in operating assets and liabilities, net	—	(195,431)	(68,298)	(22,060)	—	(285,789)
Net cash provided by (used for) operating activities	—	(120,258)	3,056	(18,163)	—	(135,365)
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	—	(128,147)	(2,948)	(1,225)	—	(132,320)
Investment in unconsolidated affiliate	—	(17,200)	—	—	—	(17,200)
Net cash provided by (used for) investing activities	—	(145,347)	(2,948)	(1,225)	—	(149,520)
CASH FLOWS - FINANCING ACTIVITIES
Borrowings under revolving credit facilities	—	1,474,000	—	18,970	—	1,492,970
Repayment of borrowings	—	(1,202,677)	—	(1,223)	—	(1,203,900)
Distribution to Parent	—	—	—	(2,181)	—	(2,181)
Repurchase of stock	—	(1,401)	—	—	—	(1,401)
Shares withheld for remittance of employee taxes	—	(526)	—	—	—	(526)
Net cash provided by (used for) financing activities	—	269,396	—	15,566	—	284,962
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(8)	—	(8)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	3,791	108	(3,830)	—	69
Beginning balance	—	33,121	683	4,706	—	38,510
Ending balance	$—	$36,912	$791	$876	$—	$38,579

	Thirty-nine weeks ended April 28, 2018
(in thousands)	Company	NMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)	$326,434	$326,434	$181,579	$7,392	$(515,405)	$326,434
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	199,723	46,829	7,186	—	253,738
Deferred income taxes	—	(418,182)	—	(429)	—	(418,611)
Payment-in-kind interest	—	41,755	—	—	—	41,755
Other	—	(358)	2,480	(142)	—	1,980
Intercompany royalty income payable (receivable)	—	132,435	(132,435)	—	—	—
Equity in loss (earnings) of subsidiaries	(326,434)	(188,971)	—	—	515,405	—
Changes in operating assets and liabilities, net	—	135,481	(93,541)	(34,471)	—	7,469
Net cash provided by (used for) operating activities	—	228,317	4,912	(20,464)	—	212,765
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	—	(100,200)	(4,076)	(5,478)	—	(109,754)
Net cash provided by (used for) investing activities	—	(100,200)	(4,076)	(5,478)	—	(109,754)
CASH FLOWS - FINANCING ACTIVITIES
Borrowings under revolving credit facilities	—	725,000	—	37,665	—	762,665
Repayment of borrowings	—	(848,070)	—	(28,019)	—	(876,089)
Repurchase of stock	—	(266)	—	—	—	(266)
Shares withheld for remittance of employee taxes	—	(332)	—	—	—	(332)
Net cash provided (used for) by financing activities	—	(123,668)	—	9,646	—	(114,022)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	623	—	623
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	4,449	836	(15,673)	—	(10,388)
Beginning balance	—	28,301	649	20,289	—	49,239
Ending balance	$—	$32,750	$1,485	$4,616	$—	$38,851

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

Pursuant to the terms of the indentures governing the Cash Pay Notes and the PIK Toggle Notes, we are presenting the following financial information with respect to the unrestricted subsidiaries separate from the Company and its restricted subsidiaries. The difference in net earnings (loss) of the unrestricted subsidiaries compared to the net earnings (loss) of the non-guarantor subsidiaries, as presented in the tables above in this Note 15, consisted primarily of a net interest income of approximately $1.5 million per fiscal quarter associated with an intercompany note payable by the MyTheresa unrestricted subsidiaries and, prior to the Distribution, held by NMG International LLC, which was a non-guarantor restricted subsidiary that has since been dissolved.

This information may not necessarily be indicative of the financial condition and results of operations of the unrestricted subsidiaries had they operated as independent entities during the periods presented.

(in thousands)	April 27, 2019	July 28, 2018	April 28, 2018

Total assets	$87,567	$442,748	$445,059
Net assets	87,868	146,300	155,495

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018

Revenues	$—	$98,455	$60,063	$261,256
Net earnings (loss)	73	(1,289)	(2,563)	2,850

16. Condensed Consolidating Financial Information (with respect to NMG's obligations under the 2028 Debentures)

Subsequent Events. As more fully described in Note 17 of the Notes to Condensed Consolidated Financial Statements, concurrently with the consummation of the Recapitalization Transactions, the 2028 Debentures (i) were secured by “equal and ratable” liens on certain owned real estate properties, real estate ground leases and real estate operating leases of The Neiman Marcus Group LLC and its subsidiaries and on shares of capital stock and indebtedness of certain subsidiaries, in each case pari passu with the Extended Term Loans and (ii) received a new second-priority unsecured guarantee from Extended Term Loan PropCo. Unless otherwise noted, the condensed consolidating financial information of the Company and its non-guarantor subsidiaries under the 2028 Debentures that follows does not give recognition to the impact of the new guarantees.

Condensed Consolidating Financial Information. All of NMG’s obligations under the 2028 Debentures are guaranteed by the Company.  The guarantee by the Company is full and unconditional and is subject to automatic release if the requirements for legal defeasance or covenant defeasance of the 2028 Debentures are satisfied, or if NMG’s obligations under the indenture governing the 2028 Debentures are discharged. The 2028 Debentures are not guaranteed by any of NMG's subsidiaries. At April 27, 2019, NMG's subsidiaries consisted principally of (i) Bergdorf Goodman, Inc., through which we conduct the operations of our Bergdorf Goodman brand, (ii) NM Nevada Trust, which holds legal title to certain real property and intangible assets used by NMG in conducting its operations and (iii) Nancy Holdings LLC, which holds legal title to certain real property used by NMG in conducting its operations and described in Note 15 under “— Results of Operations and Financial Condition of Unrestricted Subsidiaries”. Prior to the Distribution in September 2018, NMG's subsidiaries also included NMG Germany GmbH, through which we conducted the operations of MyTheresa, and which was not a guarantor of the 2028 Debentures.

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

	April 27, 2019
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$36,912	$1,667	$—	$38,579
Credit card receivables	—	51,868	—	—	51,868
Merchandise inventories	—	904,441	160,515	—	1,064,956
Other current assets	—	267,136	16,427	(595)	282,968
Total current assets	—	1,260,357	178,609	(595)	1,438,371
Property and equipment, net	—	1,315,991	217,908	—	1,533,899
Intangible assets, net	—	423,211	2,169,685	—	2,592,896
Goodwill	—	1,338,843	414,402	—	1,753,245
Other long-term assets	—	39,547	1,042	—	40,589
Investments in subsidiaries	377,061	2,858,367	—	(3,235,428)	—
Total assets	$377,061	$7,236,316	$2,981,646	$(3,236,023)	$7,359,000
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$242,071	$—	$—	$242,071
Accrued liabilities	—	363,468	117,068	(595)	479,941
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	634,965	117,068	(595)	751,438
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,911,489	—	—	4,911,489
Deferred income taxes	—	686,730	—	—	686,730
Other long-term liabilities	—	626,071	6,211	—	632,282
Total long-term liabilities	—	6,224,290	6,211	—	6,230,501
Total member equity	377,061	377,061	2,858,367	(3,235,428)	377,061
Total liabilities and member equity	$377,061	$7,236,316	$2,981,646	$(3,236,023)	$7,359,000

	July 28, 2018
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$33,121	$5,389	$—	$38,510
Credit card receivables	—	30,551	3,138	—	33,689
Merchandise inventories	—	844,429	271,410	—	1,115,839
Other current assets	—	111,279	13,129	(586)	123,822
Total current assets	—	1,019,380	293,066	(586)	1,311,860
Property and equipment, net	—	1,327,509	242,395	—	1,569,904
Intangible assets, net	—	459,512	2,275,791	—	2,735,303
Goodwill	—	1,338,843	545,026	—	1,883,869
Other long-term assets	—	43,863	1,104	—	44,967
Investments in subsidiaries	759,181	3,194,802	—	(3,953,983)	—
Total assets	$759,181	$7,383,909	$3,357,382	$(3,954,569)	$7,545,903
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$281,488	$37,481	$—	$318,969
Accrued liabilities	—	406,072	105,803	(586)	511,289
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	716,986	143,284	(586)	859,684
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,623,152	—	—	4,623,152
Deferred income taxes	—	694,848	12,706	—	707,554
Other long-term liabilities	—	589,742	6,590	—	596,332
Total long-term liabilities	—	5,907,742	19,296	—	5,927,038
Total member equity	759,181	759,181	3,194,802	(3,953,983)	759,181
Total liabilities and member equity	$759,181	$7,383,909	$3,357,382	$(3,954,569)	$7,545,903

	April 28, 2018
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$32,750	$6,101	$—	$38,851
Credit card receivables	—	48,445	4,154	—	52,599
Merchandise inventories	—	911,212	268,929	—	1,180,141
Other current assets	—	100,358	11,644	(586)	111,416
Total current assets	—	1,092,765	290,828	(586)	1,383,007
Property and equipment, net	—	1,321,846	244,695	—	1,566,541
Intangible assets, net	—	471,940	2,291,669	—	2,763,609
Goodwill	—	1,338,843	552,219	—	1,891,062
Other long-term assets	—	43,749	1,252	—	45,001
Investments in subsidiaries	829,386	3,213,024	—	(4,042,410)	—
Total assets	$829,386	$7,482,167	$3,380,663	$(4,042,996)	$7,649,220
LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable	$—	$275,774	$17,135	$—	$292,909
Accrued liabilities	—	387,862	116,582	(586)	503,858
Current portion of long-term debt	—	29,426	—	—	29,426
Total current liabilities	—	693,062	133,717	(586)	826,193
Long-term liabilities:
Long-term debt, net of debt issuance costs	—	4,627,839	9,731	—	4,637,570
Deferred income taxes	—	733,024	17,470	—	750,494
Other long-term liabilities	—	598,856	6,721	—	605,577
Total long-term liabilities	—	5,959,719	33,922	—	5,993,641
Total member equity	829,386	829,386	3,213,024	(4,042,410)	829,386
Total liabilities and member equity	$829,386	$7,482,167	$3,380,663	$(4,042,996)	$7,649,220

	Thirteen weeks ended April 27, 2019
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$888,687	$168,553	$—	$1,057,240
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	564,785	113,472	—	678,257
Selling, general and administrative expenses (excluding depreciation)	—	223,254	35,354	—	258,608
Depreciation expense	—	45,063	4,802	—	49,865
Amortization of intangible assets and favorable lease commitments	—	11,700	11,187	—	22,887
Other expenses (income)	—	6,412	—	—	6,412
Operating earnings (loss)	—	37,473	3,738	—	41,211
Benefit plan expense (income), net	—	873	—	—	873
Interest expense (income), net	—	83,136	—	—	83,136
Intercompany royalty charges (income)	—	52,157	(52,157)	—	—
Equity in loss (earnings) of subsidiaries	31,183	(55,895)	—	24,712	—
Earnings (loss) before income taxes	(31,183)	(42,798)	55,895	(24,712)	(42,798)
Income tax expense (benefit)	—	(11,615)	—	—	(11,615)
Net earnings (loss)	$(31,183)	$(31,183)	$55,895	$(24,712)	$(31,183)
Total other comprehensive earnings (loss), net of tax	(6,436)	(6,436)	—	6,436	(6,436)
Total comprehensive earnings (loss)	$(37,619)	$(37,619)	$55,895	$(18,276)	$(37,619)

	Thirteen weeks ended April 28, 2018
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$888,262	$278,008	$—	$1,166,270
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	560,652	185,939	—	746,591
Selling, general and administrative expenses (excluding depreciation)	—	219,977	60,246	—	280,223
Depreciation expense	—	47,021	6,167	—	53,188
Amortization of intangible assets and favorable lease commitments	—	12,416	11,886	—	24,302
Other expenses (income)	—	10,849	—	—	10,849
Operating earnings (loss)	—	37,347	13,770	—	51,117
Benefit plan expense (income), net	—	463	—	—	463
Interest expense (income), net	—	77,284	367	—	77,651
Intercompany royalty charges (income)	—	43,638	(43,638)	—	—
Equity in loss (earnings) of subsidiaries	19,881	(57,910)	—	38,029	—
Earnings (loss) before income taxes	(19,881)	(26,128)	57,041	(38,029)	(26,997)
Income tax expense (benefit)	—	(6,247)	(869)	—	(7,116)
Net earnings (loss)	$(19,881)	$(19,881)	$57,910	$(38,029)	$(19,881)
Total other comprehensive earnings (loss), net of tax	9,941	4,564	5,377	(9,941)	9,941
Total comprehensive earnings (loss)	$(9,940)	$(15,317)	$63,287	$(47,970)	$(9,940)

	Thirty-nine weeks ended April 27, 2019
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,925,811	$629,940	$—	$3,555,751
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,906,936	430,104	—	2,337,040
Selling, general and administrative expenses (excluding depreciation)	—	719,548	125,044	—	844,592
Depreciation expense	—	133,135	15,233	—	148,368
Amortization of intangible assets and favorable lease commitments	—	35,947	33,880	—	69,827
Other expenses (income)	—	27,736	—	—	27,736
Operating earnings (loss)	—	102,509	25,679	—	128,188
Benefit plan expense (income), net	—	2,618	—	—	2,618
Interest expense (income), net	—	245,111	8	—	245,119
Intercompany royalty charges (income)	—	161,206	(161,206)	—	—
Equity in loss (earnings) of subsidiaries	88,360	(187,763)	—	99,403	—
Earnings (loss) before income taxes	(88,360)	(118,663)	186,877	(99,403)	(119,549)
Income tax expense (benefit)	—	(30,303)	(886)	—	(31,189)
Net earnings (loss)	$(88,360)	$(88,360)	$187,763	$(99,403)	$(88,360)
Total other comprehensive earnings (loss), net of tax	(29,807)	(28,305)	(1,502)	29,807	(29,807)
Total comprehensive earnings (loss)	$(118,167)	$(116,665)	$186,261	$(69,596)	$(118,167)

	Thirty-nine weeks ended April 28, 2018
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,913,914	$854,013	$—	$3,767,927
Cost of goods sold including buying and occupancy costs (excluding depreciation)	—	1,902,079	564,766	—	2,466,845
Selling, general and administrative expenses (excluding depreciation)	—	718,397	178,540	—	896,937
Depreciation expense	—	143,547	18,297	—	161,844
Amortization of intangible assets and favorable lease commitments	—	37,817	35,718	—	73,535
Other expenses (income)	—	26,303	—	—	26,303
Operating earnings (loss)	—	85,771	56,692	—	142,463
Benefit plan expense (income), net	—	1,388	—	—	1,388
Interest expense (income), net	—	230,036	262	—	230,298
Intercompany royalty charges (income)	—	132,435	(132,435)	—	—
Equity in loss (earnings) of subsidiaries	(326,434)	(188,971)	—	515,405	—
Earnings (loss) before income taxes	326,434	(89,117)	188,865	(515,405)	(89,223)
Income tax expense (benefit)	—	(415,551)	(106)	—	(415,657)
Net earnings (loss)	$326,434	$326,434	$188,971	$(515,405)	$326,434
Total other comprehensive earnings (loss), net of tax	34,993	18,895	16,098	(34,993)	34,993
Total comprehensive earnings (loss)	$361,427	$345,329	$205,069	$(550,398)	$361,427

	Thirty-nine weeks ended April 27, 2019
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$(88,360)	$(88,360)	$187,763	$(99,403)	$(88,360)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	—	187,445	49,113	—	236,558
Deferred income taxes		(541)	(433)		(974)
Other	—	3,186	14	—	3,200
Intercompany royalty income payable (receivable)	—	161,206	(161,206)	—	—
Equity in loss (earnings) of subsidiaries	88,360	(187,763)	—	99,403	—
Changes in operating assets and liabilities, net	—	(195,431)	(90,358)	—	(285,789)
Net cash provided by (used for) operating activities	—	(120,258)	(15,107)	—	(135,365)
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(128,147)	(4,173)	—	(132,320)
Investment in unconsolidated affiliate	—	(17,200)	—	—	(17,200)
Net cash provided by (used for) investing activities	—	(145,347)	(4,173)	—	(149,520)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under revolving credit facilities	—	1,474,000	18,970	—	1,492,970
Repayment of borrowings	—	(1,202,677)	(1,223)	—	(1,203,900)
Distribution to Parent	—	—	(2,181)	—	(2,181)
Repurchase of stock	—	(1,401)	—	—	(1,401)
Shares withheld for remittance of employee taxes	—	(526)	—	—	(526)
Net cash provided by (used for) financing activities	—	269,396	15,566	—	284,962
Effect of exchange rate changes on cash and cash equivalents	—	—	(8)	—	(8)
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	3,791	(3,722)	—	69
Beginning balance	—	33,121	5,389	—	38,510
Ending balance	$—	$36,912	$1,667	$—	$38,579

	Thirty-nine weeks ended April 28, 2018
(in thousands)	Company	NMG	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS—OPERATING ACTIVITIES
Net earnings (loss)	$326,434	$326,434	$188,971	$(515,405)	$326,434
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense		199,723	54,015		253,738
Deferred income taxes		(418,182)	(429)		(418,611)
Payment-in-kind interest		41,755	—		41,755
Other	—	(358)	2,338	—	1,980
Intercompany royalty income payable (receivable)	—	132,435	(132,435)	—	—
Equity in loss (earnings) of subsidiaries	(326,434)	(188,971)	—	515,405	—
Changes in operating assets and liabilities, net	—	135,481	(128,012)	—	7,469
Net cash provided by (used for) operating activities	—	228,317	(15,552)	—	212,765
CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	—	(100,200)	(9,554)		(109,754)
Net cash provided by (used for) investing activities	—	(100,200)	(9,554)	—	(109,754)
CASH FLOWS—FINANCING ACTIVITIES
Borrowings under revolving credit facilities		725,000	37,665	—	762,665
Repayment of borrowings	—	(848,070)	(28,019)	—	(876,089)
Repurchase of stock	—	(266)	—	—	(266)
Shares withheld for remittance of employee taxes	—	(332)	—	—	(332)
Net cash provided by (used for) financing activities	—	(123,668)	9,646	—	(114,022)
Effect of exchange rate changes on cash and cash equivalents	—	—	623	—	623
CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	—	4,449	(14,837)	—	(10,388)
Beginning balance	—	28,301	20,938	—	49,239
Ending balance	$—	$32,750	$6,101	$—	$38,851

17 . Subsequent Events

Transaction Support Agreement. On March 25, 2019, the Company, certain of its affiliates and the Consenting Stakeholders entered into a Transaction Support Agreement with respect to the Recapitalization Transactions designed to among other things, extend the maturities of the Existing Notes and the Existing Term Loans by three years. The Recapitalization Transactions are described below.

Amended Term Loan Facility. On June 7, 2019 (the “Amendment Date”), the Company amended the credit agreement governing the Senior Secured Term Loan Facility (as amended, the “Amended Term Loan Facility”) to convert Existing Term Loans into extended term loans with an extended maturity date of October 25, 2023 (the “Extended Term Loans”). In connection with the Amended Term Loan Facility, approximately $2,775.4 million aggregate principal amount of Existing Term Loans were converted into Extended Term Loans by consenting term lenders, representing approximately 99.5% of the total outstanding principal amount of Existing Term Loans. After giving effect to the partial paydown described below, approximately $2,248.5 million of Extended Term Loans and approximately $12.7 million of Existing Term Loans remain outstanding under the Amended Term Loan Facility. Upon consummation of the amendment, an upfront fee of (i) 125 bps (calculated on a post-paydown basis) was paid to the initial consenting term lenders who executed the Transaction Support Agreement by March 25, 2019 and (ii) 25 bps (calculated on a post-paydown basis) was paid to Consenting Term Lenders who executed the Transaction Support Agreement or a joinder thereto by April 6, 2019. In connection with the amendment to the Senior Secured Term Loan Facility, the Company paid such fees to the Consenting Term Lenders of approximately $21.1 million.

The Extended Term Loans accrue interest at the option of each consenting term lender of either (a) LIBOR plus 6.00% per annum (subject to a 1.50% per annum floor) or ABR plus 5.00% per annum (subject to a 2.50% per annum floor), in each case payable in cash, or (b) LIBOR plus 5.50% per annum (subject to a 1.50% per annum floor) or ABR plus 4.50% per annum (subject to a 2.50% per annum floor), in each case payable in cash, plus 1.00% per annum paid-in-kind, subject to the terms of the Amended Term Loan Facility. The Amended Term Loan Facility also provides for increased amortization payments at 1.50% per annum payable in equal quarterly installments of 0.375% per annum, less certain mandatory and voluntary prepayments, with the remaining balance due at maturity.

In addition, (i) The Neiman Marcus Group LLC and The NMG Subsidiary LLC, a newly formed Delaware limited liability company, have been added as co-borrowers under such facility (ii) the Extended Term Loans are guaranteed by Holdings and all of the co-borrowers’ current and future domestic subsidiaries and future foreign subsidiaries, (iii) the Extended Term Loans are secured by an enhanced collateral package (as described below), (iv) Holdings, the Company and its subsidiaries are subject to substantially the same covenants as they were under the Senior Secured Term Loan Facility but with additional restrictions, and (v) the Extended Term Loans are non-callable during the first year following the Amendment Date subject to a customary make-whole premium (using a discount rate set at the treasury rate plus 0.5% per annum). On or after the first anniversary of the Amendment Date, the Company may prepay the Extended Term Loans, in whole or in part, at any time, subject to an annual prepayment premium equal to (a) 2.0% of the principal amount prepaid if made before the second anniversary of the Amendment Date and (b) 1.0% of the principal amount prepaid if made after the second anniversary of the Amendment Date but before the third anniversary of the Amendment Date. Thereafter, no prepayment premium is applicable. The key terms of the Existing Term Loans held by lenders that do not participate in the conversion of such Existing Term Loans into Extended Term Loans pursuant to the Term Loan Facility Amendment remain unchanged.

The obligations with respect to the Extended Term Loans under the Amended Term Loan Facility and the guarantees of those obligations are secured by the following additional collateral: (i) a first priority security interest in certain future foreign assets, intercompany debt and certain additional equity interests of new subsidiary guarantors, (ii) a first-priority security interest in, and mortgages on, substantially all of the Company’s, the Co-Borrowers’ and any subsidiary guarantors’ owned real estate interests, real estate leasehold interests and other real property interests other than the Notes Priority Real Estate Collateral (as defined below) (the “New Term Priority Real Estate Collateral”), (iii) a first-priority security interest in the equity interests of NMG Term Loan PropCo LLC, a new special purpose entity that is a subsidiary of the Company (“Extended Term Loan PropCo”) formed solely to hold certain real estate leases constituting New Term Priority Real Estate Collateral that cannot be mortgaged directly to secure the Amended Term Loan Facility (the collateral described in the foregoing subclauses (i) through (iii), collectively, the “New Term Priority Assets”), (iv) a third-priority security interest in the Notes Priority Real Estate Collateral and the equity interests in Notes PropCo (as defined below), subject to the “call right” described below under the heading “Subsequent Events—Exchange Offers and Consent Solicitations.”

Immediately following the amendments contemplated by the Amended Term Loan Facility and the conversion of Existing Term Loans into Extended Term Loans, $526.9 million aggregate principal amount of the Extended Term Loans were prepaid, on a pro rata basis, in cash at par, subject to an adjustment pursuant to the terms of the Amended Term Loan Facility, with the net cash proceeds from the issuance of the New Second Lien Notes (as defined below), cash on hand, and other sources of liquidity.

Amended Asset-Based Revolving Credit Facility. On June 7, 2019, the Company entered into an amendment to the Asset-Based Revolving Credit Facility (as amended, the “Amended Asset-Based Revolving Credit Facility”) which expanded the collateral package securing the Company’s and the other guarantors’ obligations thereunder to include (i) a fourth-priority security interest on the New Term Priority Assets granted in favor of the Extended Term Loans under the Amended Term Loan Facility, (ii) a fifth-priority unsecured guarantee by Extended Term Loan PropCo and, subject to the “call right” (described below), a fourth priority unsecured guarantee by Notes PropCo and (iii) subject to the “call right”, a fourth priority security interest on the Notes Priority Real Estate Collateral and the equity interests in Notes PropCo. The amendment to the Asset-Based Revolving Credit Facility also includes more restrictive negative covenants substantially consistent with the Amended Term Loan Credit Agreement and eliminates or tightens the Company’s and its subsidiaries’ ability to incur debt under certain covenants governing the incurrence of additional indebtedness.

New Second Lien Notes. On June 7, 2019, concurrently with the consummation of the Amendment to the Senior Secured Term Loan facility and the Exchange Offers (as defined below), the Company completed a private offering of New Second Lien Notes in an aggregate principal amount of $550.0 million. The New Second Lien Notes bear interest payable in cash at 8.000% per annum and interest payable in kind at 6.000% per annum and will mature on April 25, 2024. Contemporaneously with the execution of the Transaction Support Agreement, certain Consenting Noteholders and the Company's Sponsors agreed to purchase up to $550.0 million of New Second Lien Notes, as set forth in the backstop commitment letter. In consideration for execution of the backstop commitment letter, the Company made backstop commitment payments to such Consenting Noteholders equal to $27.5 million or 5.000% of the aggregate principal amount of commitments in respect of the New Second Lien Notes.

The New Second Lien Notes are governed by an indenture, dated the Amendment Date (the “Second Lien Indenture”), by and among Mariposa Borrower, Inc., The Neiman Marcus Group LLC and The NMG Subsidiary LLC (collectively, the “Co-Issuers” and, together with the Company, the “Issuers”), the Guarantors (as defined below), and Ankura Trust Company, as trustee and collateral agent. The Second Lien Indenture contains covenants that are substantially consistent with the covenants contained in the Existing Indentures (as defined below) but with additional restrictions.

The New Second Lien Notes are secured by collateral that includes (i) a second-priority security interest in the priority collateral under the Senior Secured Term Loan Facility, (ii) a second-priority security interest in the New Term Priority Assets, (iii) a second-priority interest in certain previously unencumbered real estate related to certain full-line Neiman Marcus stores (the “Notes Priority Real Estate Collateral”) and the equity interests of a newly formed special purpose entity and subsidiary of the Company (“Notes PropCo”) formed to hold certain Notes Priority Real Estate Collateral that cannot be mortgaged directly to the collateral agent (subject to a cap on recovery equal to $200.0 million less any amounts recovered against those assets by holders of the New Third Lien Notes issued in connection with the Exchange Offers described herein), (iv) a third-priority security interest in the collateral that secures the Company’s Asset-Based Revolving Credit Facility, and (v) except in certain circumstances, a first-priority security interest in the assets of MYT Holding Co., an indirect wholly-owned subsidiary of Neiman Marcus Group, Inc. that indirectly holds NMG Germany GmbH, in each case subject to permitted liens and other exceptions and limitations.

The New Second Lien Notes are fully and unconditionally guaranteed on a senior secured basis by each of the Company’s current and future domestic subsidiaries (other than the Co-Issuers, Notes PropCo and Extended Term Loan PropCo) and, subject to certain exceptions, each of the Company’s future foreign subsidiaries (collectively, the “Guarantors”). In addition, MYT Holding Co. will, together with each of its subsidiaries other than NMG Germany GmbH and its subsidiaries (the “MYT Guarantor Entities”), provide a limited guarantee on a senior secured basis up to $200.0 million (the “MYT Limited Guarantee”).

The Issuers may redeem some or all of the New Second Lien Notes at any time prior to June 7, 2021 at a redemption price equal to 100% of their principal amount plus a make-whole premium, together with accrued and unpaid interest, if any, to, but excluding, the redemption date. The Issuers may redeem some or all of the New Second Lien Notes at any time on or after June 7, 2021 upon payment of a premium that declines ratably over time. If the Issuers experience certain change of control transactions, the Issuers must offer to purchase the New Second Lien Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to (but not including) the date of purchase.

Exchange Offers and Consent Solicitations. On June 7, 2019, simultaneously with the consummation of the Amendment to the Senior Secured Term Loan Facility and the issuance of New Second Lien Notes, the Company announced the completion of the private exchange offers and related consent solicitations (the “Exchange Offers”) pursuant to which $879,320,000 principal amount of validly tendered Cash Pay Notes and $599,163,048 principal amount of validly tendered PIK Toggle Notes issued by the Company and Mariposa Borrower, Inc. were exchanged for aggregate consideration consisting of $730,534,000 principal amount of

8.000% of New Third Lien Notes due 2024 (the “New 8.000% Third Lien Notes”), $497,849,150 principal amount of 8.750% of New Third Lien Notes due 2024 (the “New 8.750% Third Lien Notes” and, together with the New 8.000% Third Lien Notes, the “New Third Lien Notes”) and 250,000,000 shares of Series A Preferred Stock of MYT Holding Co., par value $0.001 per share (the “Series A Preferred Stock”), with an initial liquidation preference of $1.00 per share. Holders of Existing Notes who executed the Transaction Support Agreement or a joinder thereto by April 6, 2019 received an upfront fee of 100 bps. In connection with the exchange, the Company paid consent fees to the Consenting Noteholders of approximately $14.2 million.

The indentures governing the New Third Lien Notes (the “Third Lien Indentures”), dated the Amendment Date, by and among the Issuers, the guarantors thereto, and Wilmington Trust, National Association, as trustee and collateral agent, contain covenants substantially similar to the covenants governing the New Second Lien Notes. The New 8.000% Third Lien Notes bear interest at an annual rate of 8.000% payable in cash and the New 8.750% Third Lien Notes bear interest at an annual rate of 8.750% payable in cash. Interest on the New Third Lien Notes will be paid on April 15 and October 15 of each year, with the first interest payment to be paid on October 15, 2019. The New Third Lien Notes will mature on October 25, 2024.

The New Third Lien Notes are secured by collateral that includes (i) a first-priority security interest in $200.0 million of the Notes Priority Real Estate Collateral and the equity interests of Notes PropCo, (ii) a third-priority security interest in the New Term Loan Priority Collateral, (iii) a first-priority pledge of 50% of the common equity interests of MYT Holding Co. and (iv) a fourth-priority security interest in the collateral that secures the Company's Asset-Based Revolving Credit Facility on a first lien basis, in each case subject to permitted liens and other exceptions and limitations. The first-priority security interest in the Notes Priority Real Estate Collateral is subject to a “call right” in favor of the lenders under the Extended Term Loan Agreement to finance the redemption of the New Third Lien Notes, at par, in cash in a principal amount equal to $200.0 million, upon the occurrence and during the continuance of an event of default under the Amended Term Loan Facility, which $200.0 million principal amount shall be treated as additional Extended Term Loans with substantially the same rights and priorities. Accordingly, the liens on the Notes Priority Real Estate Collateral securing the New Third Lien Notes (as well as the New Second Lien Notes), will be subordinated to the liens in favor of the holders of such Extended Term Loans. In addition, the New Third Lien Notes are guaranteed, subject to certain exceptions, by each of the Company’s current and future domestic subsidiaries and future foreign subsidiaries on a senior basis other than the MYT Guarantor Entities.

The Series A Preferred Stock accrues dividends at a rate of 10.000% per annum and will mature on the tenth anniversary of the date the shares of Series A Preferred Stock are first issued to holders thereof. Under the terms of the MYT Series A Preferred Stock, NMG Germany GmbH and its subsidiaries that conduct the operations of MyTheresa (the “MYT Operating Entities”), are subject to certain covenants covering (i) the payment of dividends, (ii) the incurrence of indebtedness and certain liens, (iii) the issuance of equity, and (iv) certain affiliate transactions and business activities, in each case subject to exceptions set forth in the certificate of designation. However, the MYT Operating Entities will not provide any direct guarantees or equity pledges in support of the New Third Lien Notes. The MYT Operating Entities remain outside of the Company’s credit structure and will continue to operate as a standalone business.

Amendment of the Indentures Governing the Existing Notes. In connection with the Exchange Offers, the Company solicited and received the requisite number of consents from holders of the Existing Notes to adopt certain proposed amendments to the indentures governing the Existing Notes (the “Existing Indentures”) to (i) remove substantially all of the restrictive covenants contained therein and effect certain other changes, (ii) add The Neiman Marcus Group LLC and The NMG Subsidiary LLC as co-issuers of each series of Existing Notes so that any remaining Existing Notes not tendered in the applicable Exchange Offer are the joint and several primary obligations of each of the Issuers, (iii) include certain collective action and/or no-action provisions that preclude noteholder action with respect to any rights or remedies with respect to the Transaction Support Agreement and the Recapitalization Transactions, (iv) eliminate certain provisions that prohibit certain consolidations and mergers and that provide for the guarantees of the Existing Notes, and (v) eliminate certain events of default and related provisions. Supplemental indentures effecting the amendments relating to the Existing Notes were executed on June 7, 2019 by the Issuers, the Guarantors, Drivetrain Trust Company LLC, as trustee. Following the settlement of the Exchange Offers, approximately $137.3 million aggregate principal amount of the Existing Notes remain outstanding and will be governed by the Existing Indentures, as amended by the supplemental indentures.

Amendment of the 2028 Debentures Indenture. On June 7, 2019, concurrently with the consummation of the Recapitalization Transactions, The Neiman Marcus Group LLC (the “Issuer”) and the holders of a majority of the outstanding principal amount of the 2028 Debentures (the “Majority 2028 Debenture Holders”), together with the successor trustee thereto, executed a supplemental indenture (the “Third Supplemental Indenture”) to the indenture governing the 2028 Debentures (the “2028 Debentures Indenture”) to, among other things, amend the reporting covenant in the 2028 Debentures Indenture to substantially replicate the reporting requirements previously set forth in the indentures governing the Existing Notes. In addition, the 2028 Debentures (i) were secured by “equal and ratable” liens on certain owned real estate properties, real estate ground leases and real estate operating leases of The

Neiman Marcus Group LLC and its subsidiaries and on shares of capital stock and indebtedness of certain subsidiaries, in each case pari passu with the Extended Term Loans, subject to the terms of the Third Supplemental Indenture, and (ii) received a new second-priority unsecured guarantee from Extended Term Loan PropCo. The Third Supplemental Indenture contains covenants that are substantially consistent with the covenants contained in the 2028 Debentures Indenture but with additional restrictions.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 28, 2018.  Unless otherwise specified, the meanings of all defined terms in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are consistent with the meanings of such terms as defined in the Notes to Condensed Consolidated Financial Statements.

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

•
our failure to achieve our current cash flow, revenue and profitability projections, a decrease in market royalty rates or an increase in the weighted average cost of capital, which could result in an impairment of the carrying value of goodwill or other indefinite-lived intangible assets and negatively affect our financial results and net worth;

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

•
other risks, uncertainties and factors set forth in Part II—Item 1A “Risk Factors” in this report or in Part I—Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 28, 2018 as filed with the Securities and Exchange Commission on September 18, 2018.

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

Overview

Neiman Marcus Group LTD LLC (the “Company”) is a luxury omni-channel retailer conducting store and online operations principally under the Neiman Marcus, Bergdorf Goodman and Last Call brand names. References to “we,” “our” and “us” are used to refer to the Company or collectively to the Company and its subsidiaries, as appropriate to the context.

The Company is a subsidiary of Mariposa Intermediate Holdings LLC (“Holdings”), which in turn is a subsidiary of Neiman Marcus Group, Inc., a Delaware corporation (“Parent”). Parent is owned by entities affiliated with Ares Management, L.P. and Canada Pension Plan Investment Board (together, the “Sponsors”) and certain co-investors. The Sponsors acquired the Company on October 25, 2013 (the “Acquisition”). The Company's operations are conducted through its direct wholly owned subsidiary, The Neiman Marcus Group LLC (“NMG”).

In October 2014, we acquired MyTheresa, a luxury retailer headquartered in Munich, Germany. The operations of MyTheresa are conducted primarily through the mytheresa.com website. In September 2018, substantially all of the holdings of NMG International LLC were distributed to NMG, to the Company, to Holdings and, ultimately, to Parent (the “Distribution”). These holdings consisted principally of the entities through which we had conducted the operations of MyTheresa. As a result of the Distribution, MyTheresa is no longer a subsidiary of the Company but rather a subsidiary of our Parent. Subsequent to the Distribution, the assets, liabilities and operating results of MyTheresa are excluded from our Condensed Consolidated Financial Statements. The assets and liabilities of MyTheresa are excluded from the Condensed Consolidated Balance Sheet presented as of April 27, 2019 and included in the Condensed Consolidated Balance Sheets presented as of July 28, 2018 and April 28, 2018. Our Condensed Consolidated Statements of Operations exclude the operating results of MyTheresa for the third quarter of fiscal year 2019 and include the operating results of MyTheresa for only the two months prior to the Distribution in year-to-date fiscal 2019. As it relates to the third quarter of fiscal year 2018 and year-to-date fiscal 2018, the operating results of MyTheresa are included for all periods presented.

On April 17, 2019, we acquired a minority ownership interest in Fashionphile Group, LLC (“Fashionphile”) with an investment of $17.2 million. Fashionphile is an e-commerce company focused on pre-owned ultra-luxury handbags and accessories.

We conduct our specialty retail store and online operations on an omni-channel basis. As our store and online operations have similar economic characteristics, products, services and customers, our operations constitute a single omni-channel reportable segment.

Our fiscal year ends on the Saturday closest to July 31.  Like many other retailers, we follow a 4-5-4 reporting calendar, which means that each fiscal quarter consists of thirteen weeks divided into periods of four weeks, five weeks and four weeks.  All references to (i) the third quarter of fiscal year 2019 relate to the thirteen weeks ended April 27, 2019, (ii) the third quarter of fiscal year 2018 relate to the thirteen weeks ended April 28, 2018, (iii) year-to-date fiscal 2019 relate to the thirty-nine weeks ended April 27, 2019 and (iv) year-to-date fiscal 2018 relate to the thirty-nine weeks ended April 28, 2018.

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

Additionally, we have determined that our previous income statement classification of certain reserves for sales returns and promotional programs resulted in the overstatement of previously reported revenues and cost of goods sold by $9.8 million in the third quarter of fiscal year 2018 and $36.5 million in year-to-date fiscal 2018. We evaluated the effects of these overstatements on prior periods' consolidated financial statements, individually and in the aggregate, and concluded that no prior period is materially misstated. However, we have revised the consolidated financial statements for the periods presented herein. The corrections had no impact on net earnings (loss).

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

In connection with these strategies, we are also making capital investments in our infrastructure and existing stores and opening new stores in select markets such as New York City (opened in March 2019). Additionally, we believe that our investment in Fashionphile in April 2019 is a strategic partnership that will allow us to expand into the pre-owned luxury secondary market and provide our existing customers with a broader range of services and offerings.

Summary of Results of Operations

A summary of our results of operations is as follows:

•
Revenues — Total revenues for the third quarter of fiscal year 2019 were $1,057.2 million, a decrease of 9.3% compared to the third quarter of fiscal year 2018. Comparable sales for the third quarter of fiscal year 2019 decreased 1.5% compared to the third quarter of fiscal year 2018. Total revenues for year-to-date fiscal 2019 were $3,555.8 million, a decrease of 5.6% compared to year-to-date fiscal 2018. Comparable sales for year-to-date fiscal 2019 increased 0.7% compared to year-to-date fiscal 2018.

In the third quarter of fiscal year 2019, sales generated by our online operations were $318.2 million, or 30.1% of revenues, representing a comparable sales increase of 0.8% compared to the prior year. In year-to-date fiscal 2019, sales generated by our online operations were $1,117.6 million, or 31.4% of revenues, representing a comparable sales increase of 5.1% compared to prior year. Components of revenue are as follows:

•
Net sales generated by U.S. operations — In the third quarter of fiscal year 2019, net sales generated by U.S. operations were $1,049.4 million, a decrease of 0.7% compared to the third quarter of fiscal year 2018. Comparable sales from U.S. operations for the third quarter of fiscal year 2019 decreased 1.5% compared to the third quarter of fiscal year 2018. In year-to-date fiscal 2019, net sales generated by U.S. operations were $3,462.5 million, a decrease of 0.2% compared to year-to-date fiscal 2018. Comparable sales from U.S. operations for year-to-date fiscal 2019 increased 0.3% compared to year-to-date fiscal 2018.

•
Net sales generated by MyTheresa operations — Subsequent to the Distribution, net sales generated by MyTheresa are no longer included in consolidated revenues. As a result, consolidated revenues for the third quarter of fiscal year 2019 exclude net sales generated by MyTheresa operations. Prior to the Distribution, MyTheresa generated net sales of $60.1 million in fiscal year 2019 which are included in our consolidated revenues for year-to-date fiscal 2019. MyTheresa comparable sales for the period prior to the Distribution in fiscal year 2019 increased 27.3% from the corresponding prior year period.

•
Other revenues, net — In the third quarter of fiscal year 2019, other revenues, net, which primarily consists of income from our credit card program, were $7.8 million, a decrease of 28.7% compared to the third quarter of fiscal year 2018. In year-to-date fiscal 2019, other revenues, net were $33.2 million, a decrease of 9.9% compared to year-to-date fiscal 2018.

•
Cost of Goods Sold Including Buying and Occupancy Costs (Excluding Depreciation) (“COGS”) — Compared to the corresponding periods of the prior year, total COGS, as a percentage of revenues, increased approximately 20 basis points in the third quarter of fiscal year 2019 and 20 basis points in year-to-date fiscal 2019. COGS related to our U.S. operations increased, as a percentage of U.S. revenues, approximately 80 basis points in the third quarter of fiscal year 2019 and 30 basis points in year-to-date fiscal 2019 compared to the corresponding prior year periods. The increases in U.S. COGS, as a percentage of U.S. revenues, were attributable primarily to lower product margins due primarily to higher markdowns and promotional costs.

At April 27, 2019, consolidated inventories totaled $1,065.0 million, a decrease of 9.8% from April 28, 2018.  Merchandise inventories supporting our U.S. operations decreased 0.1% from the corresponding prior year period. We have worked aggressively to align our inventory levels and purchases with anticipated customer demand. Consolidated inventories at April 28, 2018 included $114.5 million related to MyTheresa operations. Subsequent to the Distribution, the inventory balances of MyTheresa are no longer included in our consolidated inventories.

•
Selling, General and Administrative Expenses (Excluding Depreciation) (“SG&A”) — Compared to the corresponding periods of the prior year, SG&A expenses increased, as a percentage of revenues, by approximately 50 basis points in the third quarter of fiscal year 2019 and remained flat, as a percentage of revenues, in year-to-date fiscal 2019.

Base U.S. SG&A expenses increased, as a percentage of U.S. revenues, by approximately 220 basis points in the third quarter of fiscal year 2019 and 100 basis points in year-to-date fiscal 2019. The higher levels of base U.S. SG&A expenses, as a percentage of U.S. revenues, were primarily attributable to:

•	higher payroll and related costs;

•	higher pre-opening expenses incurred primarily in connection with the new Hudson Yards store which opened in March 2019;

•	higher marketing expenses related primarily to the growth of our online operations; and

•	higher corporate expenses, primarily professional fees, in the third quarter of fiscal year 2019.

U.S. net incentive compensation costs and other benefits decreased, as a percentage of U.S. revenues, by approximately 130 basis points in the third quarter of fiscal year 2019 and 80 basis points in year-to-date fiscal 2019 primarily as a result of lower levels of current and long-term cash incentive costs, partially offset by a non-recurring non-cash gain related to a change in our vacation policy.

Liquidity

Net cash used for our operating activities of $135.4 million in year-to-date fiscal 2019 increased by $348.1 million from net cash provided by operating activities of $212.8 million in year-to-date fiscal 2018. This increase in net cash used for our operating activities was due primarily to (i) higher net working capital requirements, (ii) higher cash interest requirements due primarily to cash interest payments on the PIK Toggle Notes in fiscal year 2019 compared to PIK interest in fiscal year 2018 and (iii) higher annual incentive bonus payments. At April 27, 2019, we had $455.0 million of borrowings outstanding under our Asset-Based Revolving Credit Facility and $1.3 million letters of credit. Our borrowings under the Asset-Based Revolving Credit Facility fluctuate based on our seasonal working capital requirements, which generally peak in our first and third quarters. At April 27, 2019, we had unused borrowing commitments aggregating $443.8 million, subject to a borrowing base, of which $90.0 million of such capacity is available to us subject to certain restrictions as more fully described in Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I—Item 1. Additionally, we held cash and cash equivalents and credit card receivables of $90.4 million bringing our available liquidity to $534.2 million at April 27, 2019. We believe that cash generated from our operations along with our existing cash balances and available sources of financing will enable us to meet our anticipated cash obligations during the next 12 months.

As more fully described in Note 17 of the Notes to Condensed Consolidated Financial Statements in Part I—Item 1, on March 25, 2019, the Company, certain of its affiliates, an ad hoc committee of holders (the “Consenting Noteholders”) of more than 60% of the aggregate principal amount of the Company’s Cash Pay Notes and PIK Toggle Notes (collectively, the “Existing Notes”), an ad hoc committee of holders (the “Consenting Term Lenders”) of more than 55% of the outstanding principal amount of the existing term loans under the Senior Secured Term Loan Facility (the “Existing Term Loans”), and the Sponsors (together with the Consenting Noteholders and Consenting Term Lenders, the “Consenting Stakeholders”) entered into a transaction support agreement (together with all exhibits, annexes and schedules thereto, the “Transaction Support Agreement”) with respect to a comprehensive set of transactions (collectively, the “Recapitalization Transactions”) designed to among other things, extend the maturities of the Existing Notes and the Existing Term Loans by three years. As described in Note 17, effective June 7, 2019, the Recapitalization Transactions were completed. Unless otherwise noted, the descriptions of our liquidity above and that follow do not give recognition to the impact of the Recapitalization Transactions.

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

Results of Operations

Performance Summary

The following table sets forth certain items expressed as percentages of revenues for the periods indicated:

	Thirteen weeks ended		Thirty-nine weeks ended
	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018

Net sales	99.3%	99.1%	99.1%	99.0%
Other revenues, net	0.7	0.9	0.9	1.0
Total revenues	100.0	100.0	100.0	100.0
Cost of goods sold including buying and occupancy costs (excluding depreciation)	64.2	64.0	65.7	65.5
Selling, general and administrative expenses (excluding depreciation)	24.5	24.0	23.8	23.8
Depreciation expense	4.7	4.6	4.2	4.3
Amortization of intangible assets	1.0	1.0	0.9	0.9
Amortization of favorable lease commitments	1.2	1.1	1.1	1.0
Other expenses	0.6	0.9	0.8	0.7
Operating earnings	3.9	4.4	3.6	3.8
Benefit plan expense, net	0.1	—	0.1	—
Interest expense, net	7.9	6.7	6.9	6.1
Loss before income taxes	(4.0)	(2.3)	(3.4)	(2.4)
Income tax benefit	(1.1)	(0.6)	(0.9)	(11.0)
Net earnings (loss)	(2.9)%	(1.7)%	(2.5)%	8.7%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated:

	Thirteen weeks ended		Thirty-nine weeks ended
(dollars in millions, except sales per square foot and store count)	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018

Change in comparable sales (1)
Total sales	(1.5)%	7.3%	0.7%	5.9%
Store sales	(2.4)%	2.2%	(1.2)%	1.3%
Online sales	0.8%	17.8%	5.1%	16.1%

Percentage of revenues transacted online (2)	30.1%	35.4%	31.4%	33.8%

Store count
Neiman Marcus and Bergdorf Goodman full-line stores open at end of period	45	44	45	44
Last Call stores open at end of period	24	27	24	27

Sales per square foot (3)	$116	$119	$384	$389

Capital expenditures (4)	$48.3	$44.0	$132.3	$109.8
Depreciation expense	$49.9	$53.2	$148.4	$161.8
Rent expense and related occupancy costs	$27.9	$31.5	$83.0	$90.7

Non-GAAP financial measures
EBITDA (5)	$113.1	$128.1	$343.8	$376.5
Adjusted EBITDA (5)	$126.5	$143.8	$396.1	$421.0
U.S. Adjusted EBITDA (5)	$126.5	$143.1	$397.0	$410.5

(1)
Comparable sales include (i) sales derived from our retail stores open for more than fifty-two weeks, including stores that have been relocated or expanded, and (ii) sales from our online operations.  Comparable sales exclude sales of closed stores.

Comparable sales for the third quarter of fiscal year 2019 exclude sales from MyTheresa operations. Comparable sales for year-to-date fiscal 2019 include sales from MyTheresa operations only for August and September.

(2)
Percentage of revenues transacted online includes the operating results of MyTheresa for the periods prior to the Distribution. Excluding the operations of MyTheresa, the percentage of net sales from U.S. operations transacted online was 30.3% for the thirteen weeks ended April 27, 2019, 29.8% for the thirteen weeks ended April 28, 2018, 30.5% for the thirty-nine weeks ended April 27, 2019 and 29.2% for the thirty-nine weeks ended April 28, 2018.

(3)
Sales per square foot are calculated as revenues of our Neiman Marcus and Bergdorf Goodman full-line stores for the applicable period divided by weighted average square footage.  Weighted average square footage includes a percentage of period-end square footage for new and closed stores equal to the percentage of the period during which they were open.

(4)
Amounts represent gross capital expenditures and exclude developer contributions of $18.4 million for the thirteen weeks ended April 28, 2018, $10.1 million for the thirty-nine weeks ended April 27, 2019 and $30.1 million for the thirty-nine weeks ended April 28, 2018. There were no developer contributions in the third quarter of fiscal year 2019.

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

Consistent with industry business practice, we receive allowances from certain of our designers in support of the merchandise we purchase for resale.  Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the designers’ merchandise.  These allowances result in an increase to gross margin when we earn the allowances and they are approved by the designer.  Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise.  These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold.  We received merchandise allowances of $4.2 million, or 0.4% of revenues, in the third quarter of fiscal year 2019, $3.9 million, or 0.3% of revenues, in the third quarter of fiscal year 2018, $44.7 million, or 1.3% of revenues, in year-to-date fiscal 2019 and $46.2 million, or 1.2% of revenues, in year-to-date fiscal 2018. The amounts of merchandise allowances we receive fluctuate based partially on the level of markdowns taken and did not have a significant impact on the year-over-year change in gross margin during year-to-date fiscal 2019 and 2018.

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

Advertising costs consist primarily of (i) online marketing costs, (ii) advertising costs incurred related to the production of the photographic content for our websites and (iii) costs incurred related to the production, printing and distribution of our print catalogs and other promotional materials mailed to our customers. We receive advertising allowances from certain of our designers.  Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the designers' merchandise in connection with our various advertising programs, primarily catalogs and other print media and digital media. Advertising allowances fluctuate based on the level of advertising expenses incurred and are recorded as a reduction of our advertising costs when earned. Advertising allowances collected were approximately $17.2 million, or 1.6% of revenues, in the third quarter of fiscal year 2019, $14.5 million, or 1.2% of revenues, in the third quarter of fiscal year 2018, $42.1 million, or 1.2% of revenues, in year-to-date fiscal 2019 and $40.7 million, or 1.1% of revenues, in year-to-date fiscal 2018.

We also receive allowances from certain designers in connection with compensation programs for employees who sell the designers’ merchandise. These allowances are netted against the related compensation expenses that we incur. Amounts received from designers related to compensation programs were $14.8 million, or 1.4% of revenues, in the third quarter of fiscal year 2019, $15.3 million, or 1.3% of revenues, in the third quarter of fiscal year 2018, $45.5 million, or 1.3% of revenues, in year-to-date fiscal 2019 and $45.2 million, or 1.2% of revenues, in year-to-date fiscal 2018.
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

Seasonality

We conduct our selling activities in two primary selling seasons - Fall and Spring. The Fall season is comprised of our first and second fiscal quarters and the Spring season is comprised of our third and fourth fiscal quarters.

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

Results of Operations for the Thirteen Weeks Ended April 27, 2019 Compared to the Thirteen Weeks Ended April 28, 2018

Revenues.  Total revenues for the third quarter of fiscal year 2019 of $1,057.2 million decreased by $109.0 million, or 9.3%, from $1,166.3 million in the third quarter of fiscal year 2018. The components of our revenues are:

	Thirteen weeks ended
	April 27, 2019		April 28, 2018
(in millions, except percentages)	$	Comparable Sales	$	Comparable Sales

Net sales from U.S. operations	$1,049.4	(1.5)%	$1,056.8	4.9%
Net sales from MyTheresa operations (1)	—	—%	98.5	42.2%
Total net sales	1,049.4	(1.5)%	1,155.3	7.3%
Other revenues, net	7.8		11.0
Total revenues	$1,057.2		$1,166.3

(1)
Our Condensed Consolidated Statements of Operations exclude the operating results of MyTheresa for the third quarter of fiscal year 2019 whereas the third quarter of fiscal year 2018 includes the operating results of MyTheresa.

Comparable sales for the third quarter of fiscal year 2019 were $1,038.6 million compared to $1,054.2 million in the third quarter of fiscal year 2018, representing a decrease of 1.5%.

•
Net sales generated by U.S. operations — In the third quarter of fiscal year 2019, net sales generated by U.S. operations were $1,049.4 million, a decrease of 0.7% compared to the third quarter of fiscal year 2018. Comparable sales from U.S. operations for the third quarter of fiscal year 2019 decreased 1.5% compared to the third quarter of fiscal year 2018. Sales generated by our U.S. online operations were $318.2 million, or 30.1% of our total U.S. revenues, in the third quarter of fiscal year 2019. Comparable sales from our U.S. online operations for the third quarter of fiscal year 2019 increased 0.8% from the third quarter of fiscal year 2018.

•
Other revenues, net — In the third quarter of fiscal year 2019, other revenues, net, which primarily consists of income from our credit card program, were $7.8 million, a decrease of 28.7% compared to the third quarter of fiscal year 2018.

Cost of Goods Sold Including Buying and Occupancy Costs (Excluding Depreciation). COGS as a percentage of revenues increased to 64.2% of revenues in the third quarter of fiscal year 2019 from 64.0% of revenues in the third quarter of fiscal year 2018. The components of COGS consisted of:

	Thirteen weeks ended
	April 27, 2019		April 28, 2018
(in millions, except percentages)	$	% of revenues	$	% of revenues

U.S. COGS (1)	$678.3	64.2%	$676.7	63.4%
MyTheresa COGS (2)	—		69.9
Total COGS (3)	$678.3	64.2%	$746.6	64.0%

(1)	Presented on the basis of U.S. revenues, inclusive of other revenues, net.

(2)
Our Condensed Consolidated Statements of Operations exclude the operating results of MyTheresa for the third quarter of fiscal year 2019 whereas the third quarter of fiscal year 2018 includes the operating results of MyTheresa.

(3)	Presented on the basis of consolidated revenues.

The increase in U.S. COGS, as a percentage of U.S. revenues, of approximately 80 basis points compared to the prior year was primarily attributable to lower product margins of approximately 70 basis points due primarily to higher markdowns and promotional costs.

Selling, General and Administrative Expenses (Excluding Depreciation).  SG&A expenses as a percentage of revenues increased to 24.5% of revenues in the third quarter of fiscal year 2019 compared to 24.0% of revenues in the third quarter of fiscal year 2018. The components of SG&A expense consisted of:

	Thirteen weeks ended
	April 27, 2019		April 28, 2018
(in millions, except percentages)	$	% of revenues	$	% of revenues

Base U.S. SG&A (1)	$263.7	25.0%	$243.4	22.8%
U.S. net incentive compensation costs and other benefits (1)	(5.1)	(0.5)%	8.9	0.8%
Total U.S. SG&A expenses (1)	258.6	24.5%	252.3	23.6%
MyTheresa SG&A (2)	—		27.9
Total SG&A (3)	$258.6	24.5%	$280.2	24.0%

(1)	Presented on the basis of U.S. revenues, inclusive of other revenues, net.

(2)
Our Condensed Consolidated Statements of Operations exclude the operating results of MyTheresa for the third quarter of fiscal year 2019 whereas the third quarter of fiscal year 2018 includes the operating results of MyTheresa.

(3)	Presented on the basis of consolidated revenues.

Base U.S. SG&A expenses increased, as a percentage of U.S. revenues, approximately 220 basis points compared to the prior year due primarily to:

•	higher payroll and related costs of approximately 100 basis points;

•	higher pre-opening expenses of approximately 60 basis points incurred primarily in connection with the new Hudson Yards store which opened in March 2019;

•	higher corporate expenses of approximately 40 basis points, primarily professional fees; and

•	higher marketing expenses of approximately 20 basis points related primarily to the growth of our online operations.

U.S. net incentive compensation costs and other benefits costs aggregated a benefit to U.S. SG&A expenses of $5.1 million, or (0.5)% of U.S. revenues, in the third quarter of fiscal year 2019 compared to $8.9 million, or 0.8% of U.S. revenues, in the third quarter of fiscal year 2018, a decrease of approximately 130 basis points compared to the prior year. This decrease is due primarily to:

•	lower levels of current and long-term cash incentive costs of approximately 180 basis points; partially offset by

•	a non-recurring non-cash gain related to a change in our vacation policy of approximately 50 basis points recorded in the third quarter of fiscal year 2018.

Depreciation and Amortization Expenses.  Depreciation expense was $49.9 million, or 4.7% of revenues, in the third quarter of fiscal year 2019 compared to $53.2 million, or 4.6% of revenues, in the third quarter of fiscal year 2018.

Amortization of intangible assets (primarily customer lists and favorable lease commitments) was $22.9 million, or 2.2% of revenues, in the third quarter of fiscal year 2019 compared to $24.3 million, or 2.1% of revenues, in the third quarter of fiscal year 2018.

Other Expenses.  Other expenses for the third quarter of fiscal year 2019 were $6.4 million, or 0.6% of revenues, compared to $10.8 million, or 0.9% of revenues, in the third quarter of fiscal year 2018. Other expenses consisted of the following components:

	Thirteen weeks ended
(in millions)	April 27, 2019	April 28, 2018

Expenses incurred in connection with strategic initiatives	$6.3	$8.9
Expenses related to store closures	—	1.3
Other expenses	0.1	0.6
Total	$6.4	$10.8

We incurred consulting and professional fees in connection with key strategic operational projects and the implementation of strategic initiatives, including those described above under “Investments and Strategic Initiatives.”

In connection with our assessment of our Last Call footprint, we closed 14 stores in fiscal year 2018. Expenses related to these store closures consisted primarily of severance and store closing costs.

We also incurred other expenses related to organizational and operational realignments, primarily severance costs, in the third quarter of fiscal year 2019.

Interest Expense, net.  Net interest expense was $83.1 million, or 7.9% of revenues, in the third quarter of fiscal year 2019 and $77.7 million, or 6.7% of revenues for the third quarter of fiscal year 2018. The significant components of interest expense are as follows:

	Thirteen weeks ended
(in millions)	April 27, 2019	April 28, 2018

Asset-Based Revolving Credit Facility	$3.7	$1.4
Senior Secured Term Loan Facility	37.4	34.9
Cash Pay Notes	19.2	19.2
PIK Toggle Notes	14.4	14.8
2028 Debentures	2.2	2.2
Amortization of debt issue costs	6.1	6.1
Capitalized interest	(0.4)	(2.1)
Other, net	0.5	1.1
Interest expense, net	$83.1	$77.7

Income Tax Benefit.  Our income tax benefit was $11.6 million for the third quarter of fiscal year 2019 and $7.1 million for the third quarter of fiscal year 2018. The components of our tax benefits consisted of:

	Thirteen weeks ended
	April 27, 2019		April 28, 2018
(in millions, except percentages)	$	Effective Income Tax Rate	$	Effective Income Tax Rate

Income tax benefit excluding impact of Tax Reform	$(11.6)	27.1%	$(8.7)	32.1%
Impact of Tax Reform	—	—%	1.5	(5.7)%
Total income tax benefit	$(11.6)	27.1%	$(7.1)	26.4%

Our effective income tax rate of 27.1% on the loss for the third quarter of fiscal year 2019 exceeded the federal statutory rate of 21% due primarily to state income taxes.

Included in the income tax benefit recognized in the third quarter of fiscal year 2018 is the impact of the Tax Reform, which was signed into law on December 22, 2017. Among numerous provisions included in the Tax Reform was the reduction of the corporate federal income tax rate from 35% to 21% effective January 1, 2018. As the effective date of the Tax Reform fell five months into our fiscal year, we were subject to a blended federal statutory rate of 26.9% in fiscal year 2018. In connection with our application of the new federal statutory rate in fiscal year 2018, we measured our long-term deferred income taxes at the new lower rate and recorded non-cash benefits aggregating $391.6 million, of which amount $386.2 million was recorded in year-to-date fiscal 2018. Excluding the impact of the Tax Reform, our effective income tax rate of 32.1% on the loss for the third quarter of fiscal year 2018 exceeded the blended federal statutory rate of 26.9% due primarily to state and foreign income taxes.

Results of Operations for the Thirty-nine Weeks Ended April 27, 2019 Compared to the Thirty-nine Weeks Ended April 28, 2018

Revenues.  Total revenues for year-to-date fiscal 2019 of $3,555.8 million decreased by $212.2 million, or 5.6%, from $3,767.9 million in year-to-date fiscal 2018. The components of our revenues are:

	Thirty-nine weeks ended
	April 27, 2019		April 28, 2018
(in millions, except percentages)	$	Comparable Sales	$	Comparable Sales

Net sales from U.S. operations	$3,462.5	0.3%	$3,469.8	4.1%
Net sales from MyTheresa operations (1)	60.1	27.3%	261.3	37.1%
Total net sales	3,522.5	0.7%	3,731.0	5.9%
Other revenues, net	33.2		36.9
Total revenues	$3,555.8		$3,767.9

(1)
Our Condensed Consolidated Statements of Operations exclude the operating results of MyTheresa subsequent to the Distribution. As a result, the operating results of MyTheresa are included for only the two months prior to the Distribution in year-to-date fiscal 2019. Year-to-date fiscal 2018 includes the operating results of MyTheresa for the entire period.

Comparable sales for year-to-date fiscal 2019 were $3,511.7 million compared to $3,487.2 million in year-to-date fiscal 2018, representing an increase of 0.7%. Revenues generated by our online operations were $1,117.6 million, or 31.4% of total revenues. Comparable sales from our online operations for year-to-date fiscal 2019 increased 5.1% compared to the corresponding prior year period.

•
Net sales generated by U.S. operations — In year-to-date fiscal 2019, net sales generated by U.S. operations were $3,462.5 million, a decrease of 0.2% compared to year-to-date fiscal 2018. Comparable sales from U.S. operations for year-to-date fiscal 2019 increased 0.3% compared to year-to-date fiscal 2018. Sales generated by our U.S. online operations were $1,057.5 million, or 30.3% of our total U.S. revenues, in year-to-date fiscal 2019. Comparable sales from our U.S. online operations for year-to-date fiscal 2019 increased 4.0% from year-to-date fiscal 2018.

•
Net sales generated by MyTheresa operations — Prior to the Distribution, MyTheresa generated net sales of $60.1 million in fiscal year 2019, or 1.7% of consolidated revenues. MyTheresa comparable sales for the period prior to the Distribution in fiscal year 2019 increased 27.3% from the corresponding prior year period.

•
Other revenues, net — In year-to-date fiscal 2019, other revenues, net, which primarily consists of income from our credit card program, were $33.2 million, a decrease of 9.9% compared to year-to-date fiscal 2018.

Cost of Goods Sold Including Buying and Occupancy Costs (Excluding Depreciation). COGS as a percentage of revenues increased to 65.7% of revenues in year-to-date fiscal 2019 from 65.5% of revenues in year-to-date fiscal 2018. The components of COGS consisted of:

	Thirty-nine weeks ended
	April 27, 2019		April 28, 2018
(in millions, except percentages)	$	% of revenues	$	% of revenues

U.S. COGS (1)	$2,292.8	65.6%	$2,290.4	65.3%
MyTheresa COGS (2)	44.2		176.4
Total COGS (3)	$2,337.0	65.7%	$2,466.8	65.5%

(1)	Presented on the basis of U.S. revenues, inclusive of other revenues, net.

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

The increase in U.S. COGS, as a percentage of U.S. revenues, of approximately 30 basis points compared to the prior year period was primarily attributable to lower product margins due primarily to higher markdowns and promotional costs.

Selling, General and Administrative Expenses (Excluding Depreciation). SG&A expenses as a percentage of revenues remained flat at 23.8% of revenues in year-to-date fiscal 2019 compared to year-to-date fiscal 2018. The components of SG&A expense consisted of:

	Thirty-nine weeks ended
	April 27, 2019		April 28, 2018
(in millions, except percentages)	$	% of revenues	$	% of revenues

Base U.S. SG&A (1)	$823.0	23.5%	$790.3	22.5%
U.S. net incentive compensation costs and other benefits (1)	4.8	0.1%	32.2	0.9%
Total U.S. SG&A expenses (1)	827.8	23.7%	822.5	23.5%
MyTheresa SG&A (2)	16.8		74.4
Total SG&A (3)	$844.6	23.8%	$896.9	23.8%

(1)	Presented on the basis of U.S. revenues, inclusive of other revenues, net.

(2)
Our Condensed Consolidated Statements of Operations exclude the operating results of MyTheresa subsequent to the Distribution. As a result, the operating results of MyTheresa are included for only the two months prior to the Distribution in year-to-date fiscal 2019. Year-to-date fiscal 2018 includes the operating results of MyTheresa for the entire period.

(3)	Presented on the basis of consolidated revenues.

Base U.S. SG&A expenses increased, as a percentage of U.S. revenues, approximately 100 basis points compared to the prior year due primarily to:

•	higher marketing expenses of approximately 40 basis points related primarily to the growth of our online operations;

•	higher pre-opening expenses of approximately 40 basis points incurred primarily in connection with the new Hudson Yards store which opened in March 2019; and

•	higher payroll and related costs of approximately 20 basis points.

U.S. net incentive compensation costs and other benefits costs aggregated $4.8 million, or 0.1% of U.S. revenues, in year-to-date fiscal 2019 compared to $32.2 million, or 0.9% of U.S. revenues, in year-to-date fiscal 2018, a decrease of approximately 80 basis points compared to the prior year. This decrease is due primarily to:

•	lower levels of current and long-term cash incentive costs of approximately 100 basis points in year-to-date fiscal 2019; and

•	non-recurring non-cash charges related to the modifications of certain stock options of approximately 20 basis points recorded in year-to-date fiscal 2018; partially offset by

•	a non-recurring non-cash gain related to a change in our vacation policy of approximately 40 basis points recorded in year-to-date fiscal 2018.

Depreciation and Amortization Expenses.  Depreciation expense was $148.4 million, or 4.2% of revenues, in year-to-date fiscal 2019 compared to $161.8 million, or 4.3% of revenues, in year-to-date fiscal 2018.

Amortization of intangible assets (primarily customer lists and favorable lease commitments) was $69.8 million, or 2.0% of revenues, in year-to-date fiscal 2019 compared to $73.5 million, or 2.0% of revenues, in year-to-date fiscal 2018.

Other Expenses.  Other expenses for year-to-date fiscal 2019 aggregated $27.7 million, or 0.8% of revenues, compared to $26.3 million, or 0.7% of revenues, in year-to-date fiscal 2018. Other expenses consisted of the following components:

	Thirty-nine weeks ended
(in millions)	April 27, 2019	April 28, 2018

Expenses incurred in connection with strategic initiatives	$22.4	$10.7
Expenses related to store closures	—	9.2
Expenses related to Cyber-Attack, net of insurance recoveries	—	1.1
Other expenses	5.3	5.3
Total	$27.7	$26.3

We incurred consulting and professional fees in connection with key strategic operational projects and the implementation of strategic initiatives, including those described above under “Investments and Strategic Initiatives.”

In connection with our assessment of our Last Call footprint, we closed 14 stores in fiscal year 2018. Expenses related to these store closures consisted primarily of severance and store closing costs.

We discovered in January 2014 that malicious software was clandestinely installed on our computer systems (the “Cyber-Attack”). Expenses related to the Cyber-Attack in year-to-date fiscal 2018 consisted primarily of legal expenses.

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

Interest Expense, net.  Net interest expense was $245.1 million, or 6.9% of revenues, in year-to-date fiscal 2019 and $230.3 million, or 6.1% of revenues, in year-to-date fiscal 2018. The significant components of interest expense are as follows:

	Thirty-nine weeks ended
(in millions)	April 27, 2019	April 28, 2018

Asset-Based Revolving Credit Facility	$9.4	$5.2
Senior Secured Term Loan Facility	110.7	102.1
Cash Pay Notes	57.6	57.6
PIK Toggle Notes	43.2	44.1
2028 Debentures	6.7	6.7
Amortization of debt issue costs	18.4	18.4
Capitalized interest	(2.5)	(5.6)
Other, net	1.6	1.9
Interest expense, net	$245.1	$230.3

Income Tax Benefit.  Our income tax benefit was $31.2 million for year-to-date fiscal 2019 and $415.7 million for year-to-date fiscal 2018. The components of our tax benefits consisted of:

	Thirty-nine weeks ended
	April 27, 2019		April 28, 2018
(in millions, except percentages)	$	Effective Income Tax Rate	$	Effective Income Tax Rate

Income tax benefit excluding impact of Tax Reform	$(31.2)	26.1%	$(29.5)	33.0%
Impact of Tax Reform	—	—%	(386.2)	432.9%
Total income tax benefit	$(31.2)	26.1%	$(415.7)	465.9%

Our effective income tax rate of 26.1% on the loss for year-to-date fiscal 2019 exceeded the federal statutory rate of 21% due primarily to state income taxes.

Included in the income tax benefit recognized in year-to-date fiscal 2018 is the impact of the Tax Reform, which was signed into law on December 22, 2017. Among numerous provisions included in the Tax Reform was the reduction of the corporate federal income tax rate from 35% to 21% effective January 1, 2018. As the effective date of the Tax Reform fell five months into our fiscal year, we were subject to a blended federal statutory rate of 26.9% in fiscal year 2018. In connection with our application of the new federal statutory rate in fiscal year 2018, we measured our long-term deferred income taxes at the new lower rate and recorded non-cash benefits aggregating $391.6 million, of which amount $386.2 million was recorded in year-to-date fiscal 2018. Excluding the impact of the Tax Reform, our effective income tax rate of 33.0% on the loss for year-to-date fiscal 2018 exceeded the blended federal statutory rate of 26.9% due primarily to state and foreign income taxes.

We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Internal Revenue Service (“IRS”) is conducting an audit of our short-year 2014 (subsequent to the Acquisition) and fiscal years 2015 through 2017 federal income tax returns. With respect to state, local and foreign jurisdictions, with limited exceptions, we are no longer subject to income tax audits for fiscal years before 2013. We believe our recorded tax liabilities as of April 27, 2019 are sufficient to cover any potential assessments made by the IRS or other taxing authorities and we will continue to review our recorded tax liabilities for potential audit assessments based upon subsequent events, new information and future circumstances. We believe it is reasonably possible that adjustments to the amounts of our unrecognized tax benefits could occur within the next 12 months as a result of settlements with tax authorities or expiration of statutes of limitations. At this time, we do not believe such adjustments will have a material impact on our Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Our liquidity requirements consist principally of:

•	the funding of our merchandise purchases;

•	operating expense requirements;

•	debt service requirements;

•	capital expenditures for expansion and growth strategies, including new store construction, store remodels and upgrades of our management information systems;

•	income tax payments; and

•	obligations related to our defined benefit pension plan (“Pension Plan”).

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

Our working capital requirements fluctuate during the fiscal year, peaking during the first and third quarters of each fiscal year as a result of higher seasonal levels of inventories. We have typically financed our cash requirements with available cash and cash equivalents, cash flows from operations and, if necessary, with cash provided from borrowings under the Asset-Based Revolving Credit Facility. We had $455.0 million of outstanding borrowings under the Asset-Based Revolving Credit Facility and $1.3 million outstanding letters of credit as of April 27, 2019 compared to $162.0 million of outstanding borrowings and $1.8 million outstanding letters of credit as of April 28, 2018. At April 27, 2019, we had unused borrowing commitments of $443.8 million, subject to a borrowing base, of which $90.0 million of such capacity is available to us subject to the maintenance of a minimum fixed charge coverage ratio and to further restrictions described under Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I—Item 1, which contains a further description of the terms of the Asset-Based Revolving Credit Facility. Additionally, we held cash and cash equivalents and credit card receivables of $90.4 million bringing our available liquidity to $534.2 million at April 27, 2019.

Under the Asset-Based Revolving Credit Facility, if “excess availability” falls below 10% of aggregate revolving commitments, we will be required to maintain a minimum fixed charge coverage ratio and we may be subject to further restrictions as discussed under Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I—Item 1, which contains a further description of the terms of the Asset-Based Revolving Credit Facility.

We believe that cash generated from our operations, our existing cash and cash equivalents and available sources of financing will be sufficient to fund our cash requirements during the next 12 months, including merchandise purchases, operating expenses, anticipated capital expenditure requirements, debt service requirements, income tax payments and obligations related to our Pension Plan.

Net cash used for our operating activities of $135.4 million in year-to-date fiscal 2019 increased by $348.1 million from net cash provided by operating activities of $212.8 million in year-to-date fiscal 2018. This increase in net cash used for our operating activities was due primarily to (i) higher net working capital requirements, (ii) higher cash interest requirements due primarily to cash interest payments on the PIK Toggle Notes in fiscal year 2019 compared to PIK interest in fiscal year 2018 and (iii) higher annual incentive bonus payments.

Net cash used for investing activities, representing primarily capital expenditures, of $149.5 million in year-to-date fiscal 2019 increased by $39.8 million from $109.8 million in year-to-date fiscal 2018. The increase in capital expenditures in year-to-date fiscal 2019 reflects higher spending related to the construction of the new Hudson Yards store which opened in March 2019 and the remodeling of existing stores. Additionally, on April 17, 2019, we made a $17.2 million investment in Fashionphile.

Currently, we project capital expenditures for fiscal year 2019 to be approximately $195 to $220 million. Net of developer contributions, capital expenditures for fiscal year 2019 are projected to be approximately $175 to $195 million. We have and will continue to manage the level of capital spending in a manner designed to balance current economic conditions and business trends with our long-term initiatives and growth strategies.

Net cash provided by financing activities of $285.0 million in year-to-date fiscal 2019 was comprised primarily of (i) net borrowings of $296.0 million under our Asset-Based Revolving Credit Facility due to a lower level of cash flows from operations, higher seasonal working capital requirements and higher capital expenditures and (ii) net borrowings of $17.7 million under the mytheresa.com Credit Facilities prior to the Distribution due to higher seasonal working capital requirements, partially offset by (iii) repayments of borrowings of $22.1 million under our Senior Secured Term Loan Facility. Additionally, in April 2019, we made an applicable high yield discount obligation catch-up payment of $2.6 million to the holders of the PIK Toggle Notes. Net cash used for financing activities of $114.0 million in year-to-date fiscal 2018 was comprised primarily of (i) net repayment of borrowings of $101.0 million under our Asset-Based Revolving Credit Facility and (ii) repayments of borrowings of $22.1 million under our Senior Secured Term Loan Facility.

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

Financing Structure Following Consummation of the Recapitalization Transactions

Our major sources of funds are comprised of the $900.0 million Amended Asset-Based Revolving Credit Facility, the $2,261.2 million Amended Term Loan Facility comprised of $12.7 million of Existing Term Loans and $2,248.5 million of Extended Term Loans, the $550.0 million New Second Lien Notes, the $730.5 million New 8.000% Third Lien Notes, the $497.8 million New 8.750% Third Lien Notes, the $137.3 million Existing Notes and the $125.0 million 2028 Debentures (each as described in more detail below).

Amended Asset-Based Revolving Credit Facility.  We have an Amended Asset-Based Revolving Credit Facility with a maximum committed borrowing capacity of $900.0 million. At June 7, 2019, we had outstanding borrowings of $497.0 million under this facility, outstanding letters of credit of $1.3 million and unused commitments of $401.8 million, subject to a borrowing base, of which $90.0 million of such capacity is available to us subject to certain restrictions.

The Amended Asset-Based Revolving Credit Facility matures on the earlier of (i) July 25, 2021 or (ii) July 25, 2020 if our obligations under our Amended Term Loan Facility or any permitted refinancing thereof have not been repaid or the maturity date thereof has not been extended to October 25, 2021 or later and the Company has not directed the administrative agent to impose a reserve equal to the amount of the Existing Term Loans that were not extended and are still outstanding.

See Note 17, “Subsequent Events” of the Notes to Condensed Consolidated Financial Statements in Part I—Item 1 for a description of the amendment to the Asset-Based Revolving Credit Facility.

Amended Term Loan Facility. On June 7, 2019 (the “Amendment Date”), the Company amended the credit agreement governing the Senior Secured Term Loan Facility (as amended, the “Amended Term Loan Facility”) to convert Existing Term Loans into extended term loans with an extended maturity date of October 25, 2023 (the “Extended Term Loans”). In connection with the Amended Term Loan Facility, approximately $2,775.4 million aggregate principal amount of Existing Term Loans were converted into Extended Term Loans by consenting term lenders, representing approximately 99.5% of the total outstanding principal amount of Existing Term Loans. Immediately following the amendments contemplated by the Amended Term Loan Facility and the conversion of Existing Term Loans into Extended Term Loans, $526.9 million aggregate principal amount of the Extended Term Loans were prepaid, on a pro rata basis, in cash at par, subject to an adjustment pursuant to the terms of the Amended Term Loan Facility, with the net cash proceeds from the issuance of the New Second Lien Notes, cash on hand, and other sources of liquidity. After giving effect to the partial paydown, approximately $2,248.5 million of Extended Term Loans remained outstanding.

Upon completion of the Recapitalization Transactions, the outstanding balance of Existing Term Loans under the Amended Term Loan Facility that were not converted into Extended Term Loans was approximately $12.7 million. The outstanding principal amount of Existing Term Loans that were not converted into Extended Term Loans is due and payable in full on October 25, 2020.

See Note 7, “Long-term Debt” of the Notes to Condensed Consolidated Financial Statements in Part I—Item 1, which contains a further description of the terms the Senior Secured Term Loan Facility, and Note 17, “Subsequent Events” of the Notes to Condensed Consolidated Financial Statements in Part I—Item 1 for a description of the Amended Term Loan Facility.

New Second Lien Notes. On June 7, 2019, concurrently with the consummation of the Amendment to the Senior Secured Term Loan facility and the Exchange Offers (as defined below), the Company completed a private offering of New Second Lien Notes in an aggregate principal amount of $550.0 million. The New Second Lien Notes bear interest payable in cash at a rate of 8.000% per annum and interest payable in kind at a rate of 6.000% per annum and will mature on April 25, 2024.
See Note 17, “Subsequent Events” of the Notes to Condensed Consolidated Financial Statements in Part I—Item 1, which contains a further description of the terms of the New Second Lien Notes.

New Third Lien Notes. In connection with the private exchange offers and related consent solicitations relating to the Cash Pay Notes and the PIK Toggle Notes (the “Exchange Offers”) the Company issued $730,534,000 principal amount of 8.000% of New Third Lien Notes due 2024 (the “New 8.000% Third Lien Notes”) and $497,849,150 principal amount of 8.750% of New Third Lien Notes due 2024 (the “New 8.750% Third Lien Notes” and, together with the New 8.000% Third Lien Notes, the “New Third Lien Notes”). The New 8.000% Third Lien Notes bear interest at an annual rate of 8.000% payable in cash and the New 8.750% Third Lien Notes bear interest at an annual rate of 8.750% payable in cash. Interest on the New Third Lien Notes Notes will be paid on April 15 and October 15 of each year, with the first interest payment to be paid on October 15, 2019. The New Third Lien Notes will mature on October 25, 2024.
See Note 17, “Subsequent Events” of the Notes to Condensed Consolidated Financial Statements in Part I—Item 1, which contains a further description of the terms of the New Third Lien Notes.

Cash Pay Notes.  Upon completion of the Recapitalization Transactions, we have outstanding $80,680,000 aggregate principal amount of 8.000% Senior Cash Pay Notes. The Cash Pay Notes mature on October 15, 2021.

See Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I—Item 1, which contains a further description of the terms of the Cash Pay Notes and Note 15 of the Notes to Condensed Consolidated Financial Statements in Part I—Item 1 for a description of certain subsidiaries that we have designated as "Unrestricted Subsidiaries" under the indenture governing the Cash Pay Notes and Note 17, “Subsequent Events” of the Notes to Condensed Consolidated Financial Statements in Part I—Item 1 for a description of the Exchange Offers relating to the Cash Pay Notes.

PIK Toggle Notes.  Upon completion of the Recapitalization Transactions, we have outstanding $56,583,532 aggregate principal amount of 8.750%/9.500% Senior PIK Toggle Notes. The PIK Toggle Notes mature on October 15, 2021. Interest on the PIK Toggle Notes is payable semi-annually in arrears on each April 15 and October 15.  Prior to October 2018, interest on the PIK Toggle Notes, subject to certain restrictions, was payable (i) entirely in cash, (ii) entirely by increasing the principal amount of the PIK Toggle Notes by the relevant interest payment amount, or (iii) 50% in Cash Interest and 50% in PIK Interest. Cash Interest on the PIK Toggle Notes accrues at a rate of 8.750% per annum.  PIK Interest on the PIK Toggle Notes accrued at a rate of 9.500% per annum. Interest on the PIK Toggle Notes was paid entirely in cash for the first seven interest payments. We elected to pay the October 2017 and April 2018 interest payments in the form of PIK Interest, which resulted in the issuance of additional PIK Toggle Notes of $28.5 million in October 2017 and $29.9 million in April 2018. We paid the interest payments in October 2018 and April 2019 in the form of Cash Interest. All future interest payments are required to be paid in Cash Interest.

See Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I—Item 1, which contains a further description of the terms of the PIK Toggle Notes and Note 15 of the Notes to Condensed Consolidated Financial Statements in Part I—Item 1 for a description of certain subsidiaries that we have designated as "Unrestricted Subsidiaries" under the indenture governing the PIK Toggle Notes and Note 17, “Subsequent Events” of the Notes to Condensed Consolidated Financial Statements in Part I—Item 1 for a description of the Exchange Offers relating to the PIK Toggle Notes.

2028 Debentures.  We have outstanding $125.0 million aggregate principal amount of 7.125% Senior Debentures.  The 2028 Debentures mature on June 1, 2028.

See Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I—Item 1, which contains a further description of the terms of the 2028 Debentures and Note 17, “Subsequent Events” of the Notes to Condensed Consolidated Financial Statements in Part I—Item 1 for a description of the amendment to the indenture governing the 2028 Debentures.

Interest Rate Swaps. At April 27, 2019, we had outstanding floating rate debt obligations of $3,243.1 million. In April and June of 2016, we entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,400.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness. These swap agreements hedge a portion of our contractual floating rate interest commitments related to our Senior Secured Term Loan Facility from December 2016 to October 2020. As a result of the April 2016 swap agreements, our effective interest rate as to $700.0 million of floating rate indebtedness will be fixed at 4.9120% from December 2016 through October 2020. As a result of the June 2016 swap agreements, our effective interest rate as to an additional $700.0 million of floating rate indebtedness will be fixed at 4.7395% from December 2016 to October 2020. The interest rate swap agreements expire in October 2020.

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with generally accepted accounting principles (“GAAP”), we use EBITDA and Adjusted EBITDA to monitor and evaluate the performance of our business and believe the presentation of these measures enhances investors’ ability to analyze trends in our business and evaluate our performance relative to other companies in our industry. We define (i) EBITDA as earnings before interest, taxes, depreciation and amortization and (ii) Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, further adjusted to eliminate the effects of items management does not believe are representative of our ongoing performance. These financial metrics are not presentations made in accordance with GAAP.

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

	Thirteen weeks ended		Thirty-nine weeks ended
(dollars in millions)	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018

Net earnings (loss)	$(31.2)	$(19.9)	$(88.4)	$326.4
Income tax benefit	(11.6)	(7.1)	(31.2)	(415.7)
Interest expense, net	83.1	77.7	245.1	230.3
Depreciation expense	49.9	53.2	148.4	161.8
Amortization of intangible assets and favorable lease commitments	22.9	24.3	69.8	73.5
EBITDA	$113.1	$128.1	$343.8	$376.5
EBITDA as a percentage of total revenues	10.7%	11.0%	9.7%	10.0%

Expenses incurred in connection with strategic initiatives	6.3	8.9	22.4	10.7
Expenses incurred in connection with openings of new stores / remodels of existing stores	8.3	1.8	18.6	4.1
Non-cash rent expense	1.9	5.2	5.7	9.6
Non-cash stock compensation and other long-term cash incentives	(3.2)	3.0	0.4	13.2
Expenses and liquidation markdowns related to store closures	—	1.3	—	14.8
Expenses related to Cyber-Attack, net of insurance recoveries	—	—	—	1.1
Non-cash gain related to change in vacation policy	—	(5.3)	—	(14.3)
Other expenses	0.1	0.6	5.3	5.3
Adjusted EBITDA (1)	$126.5	$143.8	$396.1	$421.0
Adjusted EBITDA as a percentage of total revenues	12.0%	12.3%	11.1%	11.2%

Less: MyTheresa Adjusted EBITDA (1)	—	0.7	(0.9)	10.4
U.S. Adjusted EBITDA	$126.5	$143.1	$397.0	$410.5
U.S. Adjusted EBITDA as a percentage of U.S. revenues	12.0%	13.4%	11.4%	11.7%

(1)
Includes Adjusted EBITDA related to our MyTheresa operations of $0.7 million for the third quarter of fiscal year 2018, losses of $0.9 million for year-to-date fiscal 2019 and earnings of $10.4 million for year-to-date fiscal 2018.

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

Newly Adopted and Recent Accounting Pronouncements

For information with respect to newly adopted and recent accounting pronouncements and the impact of these pronouncements on our Condensed Consolidated Financial Statements, see Note 1 of the Notes to Condensed Consolidated Financial Statements in Part I—Item 1.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We discussed our market risks in Part II—Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended July 28, 2018 as filed with the Securities and Exchange Commission on September 18, 2018.  There have been no material changes to this risk since that time.

ITEM 4.  CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures.
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of April 27, 2019, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis and within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b. Changes in Internal Control Over Financial Reporting.

No change occurred in our internal controls over financial reporting during the quarter ended April 27, 2019 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

The information contained under the subheadings “Employment, Consumer and Benefits Class Actions Litigation” and “Cyber-Attack Class Actions Litigation” in Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I—Item 1 is incorporated herein by reference as if fully restated herein.  Note 11 contains forward-looking statements that are subject to the risks and uncertainties discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements.”

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors described in Part I—Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 28, 2018 as filed with the Securities and Exchange Commission on September 18, 2018. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

Exhibit		Method of Filing
3.1	Certificate of Formation of the Company, dated as of October 28, 2013.	Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 2013.

3.2	Amended and Restated Limited Liability Company Agreement of the Company, dated as of October 28, 2013.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 29, 2013.

10.1	Transaction Support Agreement, dated as of March 25, 2019, among Neiman Marcus Group, Inc., Neiman Marcus Group LTD LLC, The Neiman Marcus Group LLC, and the other signatories thereto.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on March 25, 2019.

10.2	Payment Letter, dated as of March 25, 2019, among Neiman Marcus Group LTD LLC, The Neiman Marcus Group LLC, and the other signatories thereto.	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on March 25, 2019.

10.3
Third Amendment, dated as of March 22, 2019, among Neiman Marcus Group LTD LLC, as Borrower, Mariposa Intermediate Holdings LLC, as Holdings, each of the banks and other financial institutions party thereto as lenders, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent
Incorporated herein by reference to the Company's Current Report on Form 8-K filed on March 25, 2019.

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

NEIMAN MARCUS GROUP LTD LLC
(Registrant)

Signature	Title	Date

/s/ BRANDY RICHARDSON	Senior Vice President	June 11, 2019
Brandy Richardson	and Chief Accounting Officer
(on behalf of the registrant and
as principal accounting officer)